Form 10-Q
period 2005-06-25
ACCO BRANDS CORP
filed 2005-08-29
CIK 712034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 25, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 001-08454
ACCO Brands Corporation
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	36-2704017 (I.R.S. Employer Identification Number)
300 Tower Parkway
Lincolnshire, Illinois 60069
(Address of Registrant’s Principal Executive Office, Including Zip Code)
(847) 484-5050
(Registrant’s Telephone Number, Including Area Code)
N/A
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to the filling requirements for at least the past 90 days.
Yes ☐ No ☑*
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
Class	July 31, 2005
Common Stock, $1.00 par value	53,476
* REGISTRANT’S REGISTRATION STATEMENT ON FORM S-4/A UNDER THE SECURITIES ACT OF 1933 WAS DECLARED EFFECTIVE ON JULY 15, 2005 AND REGISTRANT’S REGISTRATION STATEMENT ON FORM 8-A UNDER THE SECURITIES EXCHANGE ACT OF 1934 BECAME EFFECTIVE ON AUGUST 2, 2005. PRIOR THERETO, REGISTRANT’S BUSINESS WAS REPORTED AS A BUSINESS SEGMENT OF FORTUNE BRANDS, INC.

ACCO Brands Corporation and Subsidiaries
FORM 10-Q
For the Quarter Ended June 25, 2005

		Page
PART I	Financial Information

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of June 25, 2005 and December 27, 2004	2

	Condensed Consolidated Statements of Income for the three and six months ended June 25, 2005 and 2004	3

	Condensed Consolidated Statements of Cash Flows for the six months ended June 25, 2005 and 2004	4

	Notes to Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	25

PART II	Other Information

Item 4.	Submission of Matters to a Vote of Security Holders	26

Item 6.	Exhibits	26

	Signatures	29
Copy of Resolutions of the Board of Directors
Form of Nonqualified Stock Option Award Notice
Forms of Nonqualified Stock Option Award Notices
Forms of Incentive Stock Option Award Notices
Form of Stock Option Agreement
Form of Stock Option Agreement
Forms of Stock Option Agreements
Form of 2004 Restricted Stock Unit Grant Notice
Letter Regarding Change in Accounting Principles
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

PART I. Financial Information
Item 1. Financial Statements
ACCO World Corporation and Subsidiaries
(Majority Owned Subsidiary of Fortune Brands, Inc.)
Condensed Consolidated Balance Sheets

	Pro forma
	June 25,
	2005	June 25,	December 27,
(in millions of dollars)	(Note 3)	2005	2004
	(Unaudited)	(Unaudited)
Assets
Current assets:
Cash and equivalents	$18.2	$18.2	$79.8
Receivables, net	267.0	267.0	320.1
Inventories, net
Raw materials	23.7	23.7	24.7
Work in process	6.4	6.4	5.8
Finished products	157.7	157.7	142.0

	187.8	187.8	172.5
Deferred income taxes	7.6	7.6	4.2
Other current assets	24.1	24.1	19.9

Total current assets	504.7	504.7	596.5

Property, plant and equipment
Land and improvements	12.8	12.8	13.2
Buildings and improvements to leaseholds	116.7	116.7	117.8
Machinery and equipment	347.4	347.4	346.5
Construction in progress	9.8	9.8	15.0

	486.7	486.7	492.5
Less accumulated depreciation	(332.0)	(332.0)	(334.8)

Property, plant and equipment, net	154.7	154.7	157.7
Deferred income taxes	12.2	12.2	21.7
Intangibles resulting from business acquisitions, net	115.9	115.9	117.6
Prepaid pension	84.9	84.9	87.1
Other assets	5.1	5.1	3.9

Total assets	$877.5	$877.5	$984.5

Liabilities and stockholders’ equity
Current liabilities:
Notes payable to banks	$0.9	$0.9	$0.1
Accounts payable	101.6	101.6	120.6
Accrued income taxes due to parent	3.6	3.6	14.3
Accrued customer programs	76.3	76.3	81.6
Accrued compensation, restructuring, and other liabilities	61.0	61.0	108.2
Dividend payable to shareholders	625.0	—	—

Total current liabilities	868.4	243.4	324.8
Postretirement and other liabilities	37.4	37.4	42.9

Total liabilities	905.8	280.8	367.7

Stockholders’ equity
Common stock, par value $1 per share, 53,476 shares authorized, issued and outstanding as at June 25, 2005 and December 27, 2004	0.1	0.1	0.1
Parent company investment	(309.3)	(309.3)	(269.5)
Paid-in capital	1,213.0	1,838.0	1,835.1
Accumulated other comprehensive income	6.1	6.1	15.9
Accumulated deficit	(938.2)	(938.2)	(964.8)

Total stockholders’ equity	(28.3)	596.7	616.8

Total liabilities and stockholders’ equity	$877.5	$877.5	$984.5

See notes to condensed consolidated financial statements.

ACCO World Corporation and Subsidiaries
(Majority Owned Subsidiary of Fortune Brands, Inc.)
Condensed Consolidated Statements of Income/(Loss)

	Three Months Ended		Six Months Ended
	June 25,		June 25,
	2005	2004	2005	2004
(in millions of dollars, except per share data)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales	$279.5	$268.7	$551.9	$539.6

Cost of products sold	170.6	170.6	337.2	340.4
Advertising, selling, general and administrative expenses	84.0	85.8	166.0	170.4
Amortization of intangibles	0.4	0.3	1.0	0.6
Restructuring charges	—	16.8	—	19.4
Interest expense, including allocation from parent	2.0	1.7	4.1	3.9
Other expense (income), net	0.5	(3.8)	1.6	(3.5)

Income (loss) before income taxes	22.0	(2.7)	42.0	8.4
Income taxes	7.3	3.8	17.0	6.3

Income (loss) before change in accounting principle	14.7	(6.5)	25.0	2.1
Change in accounting principle	—	—	1.6	—

Net income (loss)	$14.7	$(6.5)	$26.6	$2.1

Basic earnings (loss) per common share:
Income (loss) before change in accounting principle	$0.42	$(0.19)	$0.71	$0.06
Change in accounting principle	$—	$—	$0.05	$—
Net income (loss)	$0.42	$(0.19)	$0.76	$0.06

Unaudited pro-forma basic earnings per common share:
Income before change in accounting principle	$0.26		$0.39
Change in accounting principle	$—		$0.05
Net income	$0.26		$0.44

Unaudited pro-forma diluted earnings per common share:
Income before change in accounting principle	$0.26		$0.39
Change in accounting principle	$—		$0.05
Net income	$0.26		$0.44

Average number of common shares outstanding (in millions)
Basic	35.0	35.0	35.0	35.0

Average number of pro-forma common shares outstanding (in millions)
Basic	35.0		35.0
Diluted	35.4		35.4
Number of common shares outstanding are the ACCO Brands shares issued in conjunction with the spin-off from Fortune Brands completed on August 16, 2005 (see note 1).
See notes to condensed consolidated financial statements.

ACCO World Corporation and Subsidiaries
(Majority Owned Subsidiary of Fortune Brands, Inc.)
Condensed Consolidated Statement of Cash Flows

	Six months ended
	June 25,
	2005	2004
(in millions of dollars)	(Unaudited)	(Unaudited)
Net cash (used in) / provided by operating activities	$(7.5)	$29.4
Investing activities
Additions to property, plant and equipment	(12.8)	(11.7)
Proceeds from the sale of property, plant and equipment	0.2	16.1
Other investing activities	(0.4)	—

Net cash (used in) / provided by investing activities	(13.0)	4.4
Financing activities
Decrease in parent company investment	(39.0)	(17.9)
Other financing activities	0.8	0.2

Net cash used by financing activities	(38.2)	(17.7)
Effect of foreign exchange rate changes on cash	(2.9)	2.1

Net (decrease) / increase in cash and cash equivalents	(61.6)	18.2

Cash and cash equivalents at the beginning of year	79.8	60.5

Cash and cash equivalents at the end of period	$18.2	$78.7

See notes to condensed consolidated financial statements.

ACCO World Corporation and Subsidiaries
(Majority Owned Subsidiary of Fortune Brands, Inc.)
Notes to Condensed Consolidated Financial Statements
1. Basis of Presentation
ACCO World Corporation (“ACCO World” or the “Company”), now doing business under the name ACCO Brands Corporation (“ACCO Brands”), supplies branded office products to the office products resale industry. On August 16, 2005, Fortune Brands, Inc. (“Fortune Brands” or the “Parent”), then the majority stockholder of ACCO World, completed its spin-off of the Company by means of the pro rata distribution (the “Distribution”) of all outstanding shares of ACCO Brands, which had been renamed from ACCO World, common stock held by Fortune Brands to its stockholders. In the Distribution, each Fortune Brands stockholders received one share of ACCO Brands common stock for every 4.255 shares of Fortune Brands common stock held of record as of the close of business on August 9, 2005. Following the Distribution, ACCO Brands became an independent, separately traded, publicly held company. On August 17, 2005, pursuant to an Agreement and Plan of Merger dated as of March 15, 2005, as amended as of August 4, 2005 (the “Merger Agreement”), by and among Fortune Brands, ACCO Brands, Gemini Acquisition Sub, Inc., a wholly-owned subsidiary of the Company (“Acquisition Sub”) and General Binding Corporation (“GBC”), Acquisition Sub merged with and into GBC (the “Merger”). Each outstanding share of GBC common stock and GBC Class B common stock was converted into the right to receive one share of ACCO Brands common stock and each outstanding share of Acquisition Sub common stock was converted into one share of GBC common stock. As a result of the Merger, the separate corporate existence of Acquisition Sub ceased and GBC continues as the surviving corporation and a wholly-owned subsidiary of ACCO Brands.
The condensed consolidated balance sheet as of June 25, 2005, the related condensed consolidated statements of income for the three months and six months ended June 25, 2005 and 2004, and the related condensed consolidated statements of cash flows for the six months ended June 25, 2005 and 2004 are unaudited. In the opinion of management, all adjustments consisting of only normal recurring adjustments necessary for a fair presentation of the financial statements have been included. Interim results may not be indicative of results for a full year.
The financial statements include the allocation of general and administrative expenses and interest expense from the Company’s parent, Fortune Brands, Inc. (as further described in note 4. “Parent Company Investment” to the financial statements contained herein). The financial statements are prepared on a basis consistent with that contained in ACCO World’s Registration Statement on Form S-4/A (Commission File # 333-124946), except that the financial statements for 2005 also include the cumulative effect of a change in accounting principle related to the elimination of a one month lag in reporting by two of the Company’s foreign subsidiaries to align their reporting period with the Company’s fiscal calendar.
The effect of this change is as follows:

	Three Months Ended March 25, 2005
			Restated for Effect of
		Effect of Change in	Change in
(in million of dollars)	As Reported	Accounting Principle	Accounting Principle

Net sales	$275.2	$(2.8)	$272.4

Cost of products sold	168.5	(1.9)	166.6
Advertising, selling, general and administrative expenses	82.5	(0.5)	82.0
Amortization of intangibles	0.6	—	0.6
Interest expense, including allocation from parent	2.1	—	2.1
Other expense (income), net	1.2	(0.1)	1.1

Income (loss) before income taxes	20.3	(0.3)	20.0
Income taxes	9.8	(0.1)	9.7

Income (loss) before change in accounting principle	10.5	(0.2)	10.3
Change in accounting principle	—	1.6	1.6

Net income	$10.5	$1.4	$11.9
The condensed consolidated financial statements and notes do not contain certain information included in our annual consolidated financial statements and notes. The year-end condensed consolidated balance sheet was derived from the audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These interim statements should be read in conjunction with the consolidated financial statements and notes in the 2004 audited historical financial statements included in the Registration Statement on Form S-4/A.
The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America, which require management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses for the reporting periods. Actual results for future periods could differ from those estimates used by management.
2. Stock Based Compensation
As a subsidiary of Fortune Brands, Inc., the Company has no employee stock option plan; however, certain employees of the Company have been granted stock options and performance awards under the incentive plans of the Parent, including the 1999 and 2003 Long-Term Incentive Plans.
The Company applies APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its stock plans as allowed under SFAS Statement No. 148. Had compensation cost for the fixed stock options granted during the three months and six months ended June 25, 2005 and 2004 been determined consistent with SFAS 148, pro-forma net income and earnings per common share of the Company would have been as follows:

	Three months
	ended
	June 25,
(in millions of dollars, except share data)	2005	2004
Net income (loss) — as reported	$14.7	$(6.5)
Add: Stock based employee compensation (performance awards) included in reported net income, net of tax	0.1	0.1
Deduct: Total stock based employee compensation (stock options and performance awards) determined under the fair-value based method for all awards, net of tax	(1.1)	(0.8)

Pro-forma net income (loss)	$13.7	$(7.2)

Pro-forma net earnings (loss) per common share	$0.39	$(0.21)

	Six months
	ended
	June 25,
(in millions of dollars, except share data)	2005	2004
Net income — as reported	$26.6	$2.1
Add: Stock based employee compensation (performance awards) included in reported net income, net of tax	0.2	0.2
Deduct: Total stock based employee compensation (stock options and performance awards) determined under the fair-value based method for all awards, net of tax	(2.1)	(1.7)

Pro-forma net income	$24.7	$0.6

Pro-forma net earnings per common share	$0.71	$0.02

The Company’s Parent applies the “nominal vesting period approach” under APB 25, recognizing pro forma compensation cost over the three year vesting period, including for awards held by individuals who are eligible for retirement provisions under the applicable plan. Upon adoption of SFAS No. 123 “Share Based Payment”, expected at a future date, we will change the approach to recognize expense for retirement eligible employees over a period of less than one year.
3. Spin-off of the Company and Acquisition
The Distribution and the Merger were unanimously approved by the boards of directors of Fortune Brands, Inc. and GBC. The Merger was approved by GBC shareholders on August 15, 2005. The name of the new company formed is ACCO Brands Corporation, and the Company is listed on the New York Stock Exchange under the symbol ABD.
Prior to the Distribution, the Company declared a dividend of $625.0 million to its shareholders.

4. Parent Company Investment
Certain services were provided to the Company by the Parent. Executive compensation and consulting expenses which were paid by the Parent on behalf of the Company have been allocated based on actual direct costs incurred. Where specific identification of expenses was not practicable, the cost of such services was allocated based on the most relevant allocation method to the service provided. Costs for the most significant of these services, legal and internal audit, were allocated to the Company based on the relative percentage of net sales and total assets, respectively, of the Company to the Parent. The cost of all other services have been allocated to the Company based on the most relevant allocation method to the service provided, either net sales of the Company as a percentage of net sales of the Parent, total assets of the Company as a percentage total assets of the Parent, or headcount of the Company as a percentage of headcount of the Parent. Total expenses allocated to the Company were $0.7 million and $1.3 million for the three months ended June 25, 2005 and 2004, respectively, and $1.4 million and $2.3 million for the six months ended June 25, 2005 and 2004 respectively.
In addition, interest expenses associated with the Parent’s outstanding debt have been allocated to the Company based upon average net assets of the Company as a percentage of average net assets plus average consolidated debt not attributable to other operations of the Parent. The Company believes this method of allocating interest expense produces reasonable results because average net assets are a significant factor in determining the amount of parent company borrowings. No debt has been allocated by the Parent to the Company’s balance sheet. Total interest expense allocated to the Company was $2.5 million and $2.4 million for the three months ended June 25, 2005 and 2004, respectively and $5.2 million and $4.9 million for the six months ended June 25, 2005 and 2004 respectively.
5. Pension and Other Retiree Benefits
The components of net periodic benefit cost for pension and postretirement benefits for the three months ended June 25, 2005 and 2004 and six months ended June 25, 2005 and 2004 are as follows:

	Three months ended June 25,
	Pension		Postretirement
	Benefits		Benefits
(in millions of dollars)	2005	2004	2005	2004
Service cost	$2.1	$1.8	$—	$—
Interest cost	4.6	4.3	0.1	0.1
Deferred asset loss	—	0.1	—	—
Expected return on plan assets	(6.1)	(5.7)	—	—
Amortization of prior service cost	0.3	0.3	—	—
Amortization of net (gain)/loss	1.2	1.1	(0.3)	(0.3)
Curtailment (gain)/loss	—	0.1	—	(0.2)

Net periodic benefit cost	$2.1	$2.0	$(0.2)	$(0.4)

	Six months ended June 25,
	Pension		Postretirement
	Benefits		Benefits
(in millions of dollars)	2005	2004	2005	2004
Service cost	$4.1	$3.6	$0.1	$0.1
Interest cost	9.2	8.7	0.3	0.3
Deferred asset loss	—	0.1	—	—
Expected return on plan assets	(12.2)	(11.3)	—	—
Amortization of prior service cost	0.6	0.5	—	—
Amortization of net (gain)/loss	2.4	2.2	(0.5)	(0.5)
Curtailment (gain)/loss	—	0.2	—	(0.3)

Net periodic benefit cost	$4.1	$4.0	$(0.1)	$(0.4)

The Company expects to contribute $5.0 million to its pension plans in 2005.

6. Product Warranties
The Company offers its customers various warranty terms based on the type of product that is sold. Warranty expense is generally recorded at the time of sale. The following table summarizes activity related to our product warranty liability during the three and six month periods ended June 25, 2005 and 2004:

	Three months ended
	June 25,
(in millions of dollars)	2005	2004
Reserve balance as of March	$(2.7)	$(1.2)
Provision for warranties issued	(0.2)	(0.2)
Settlements made (in cash or kind)	0.5	0.2

Reserve balance as of June	$(2.4)	$(1.2)

	Six months ended
	June 25,
(in millions of dollars)	2005	2004
Reserve balance as of year end	$(2.7)	$(1.2)
Provision for warranties issued	(1.1)	(0.6)
Settlements made (in cash or kind)	1.4	0.6

Reserve balance as of June	$(2.4)	$(1.2)

7. Income Taxes
     During the first half of 2005, the Company recorded income tax expense of $2.6 million related to foreign earnings no longer considered permanently reinvested. Of this charge, $1.2 million is associated with foreign earnings repatriation under the provisions of the American Jobs Creation Act of 2004. As a result, the Company reported a 40% effective tax rate as of June 25, 2005. For the six month period ended June 25, 2004, the effective tax rate was 74.0% and was negatively impacted by the establishment of valuation allowances relating to deferred tax assets primarily stemming from certain foreign net operating losses.
8. Restructuring Charges
On April 19, 2001, the Company announced that as a result of its evaluation of strategic options, it would immediately begin implementing a plan designed to improve both financial results and the long-term value of the business. As part of this restructuring program, the Company recorded $19.4 million of pre-tax restructuring charges for the six month period ended June 25, 2004. This amount included a release of $1.6 million of excess amounts established in a prior year. The charges related to employee termination costs (approximately 283 positions) and to asset write-offs, and were primarily related to the consolidation or closure of manufacturing facilities in the United States, the United Kingdom and mainland Europe. There were no restructuring charges recorded for the six month period ended June 25, 2005.
Reconciliation of the restructuring liability as of June 25, 2005 is as follows:

	Balance at				Balance at
	December 27,	2005	Cash	Non-Cash	June 25,
(in millions of dollars)	2004	Provision	Expenditures	Write-Offs	2005

Employee termination costs	$0.2	$—	$(0.1)	$—	$0.1
International distribution and lease agreements	2.7	—	(0.3)	(0.1)	2.3

	$2.9	$—	$(0.4)	$(0.1)	$2.4

9. Information on Business Segments
The Company is organized into business segments based on the products and markets served. The Company’s business segments are described below:
ACCO U.S. — ACCO U.S. sells to U.S. customers and serves as one of two primary product ‘hubs’ for the business, driving much of the new product development and innovation opportunities for the North American region. The two ‘hubs’ coordinate product development activities to avoid duplication of effort while maintaining both global and local consumer focus.
ACCO Europe — In Europe, ACCO U.K. sells to customers in the United Kingdom, and serves as the primary product ‘hub’ for the European offerings. ACCO Europe businesses in France, Germany, Italy, Holland, Ireland, Spain, Poland, the Czech Republic, Sweden, Belgium, Austria, Switzerland and Hungary are principally engaged in selling products that are global or products that have been localized for their geographic market. These products are sourced from ACCO World’s U.K. product ‘hub’ (manufactured product), supplied by third party vendors, or manufactured regionally.
Trading companies — The Company’s businesses in Australia, New Zealand, Canada, Mexico, and Chile, referred to as our “Trading Companies”, are principally engaged in selling product which is either global or products that have been localized for their geographic market. These products are sourced from ACCO World’s business ‘hubs’ (manufactured product) in the U.S. and Europe, supplied by third party vendors, or manufactured locally.
Day-Timers — The Company’s Day-Timers business is based in the U.S. and includes subsidiaries in Australia, New Zealand and the United Kingdom. They manufacture a significant amount of their paper-based product in the United States, and source the remaining materials and finished goods from third parties.
Net sales for the three and six month periods ended June 25 by segment are as follows:

	Three months ended June 25,		Six months ended June 25,
(in millions of dollars)	2005	2004	2005	2004
ACCO U.S.	$129.7	$126.1	$253.2	$246.1
ACCO Europe	93.2	86.9	186.0	179.8
Trading Companies	45.0	42.4	86.9	86.3
Day-Timers	11.6	13.3	25.8	27.4

Total	$279.5	$268.7	$551.9	$539.6

Operating income for the three and six month periods ended June 25 by segment is as follows:

	Three months ended June 25,		Six months ended June 25,
(in millions of dollars)	2005	2004	2005	2004
ACCO U.S.	$6.6	$5.7	$15.4	$7.1
ACCO Europe	12.1	(12.1)	22.6	(2.9)
Trading Companies	9.0	6.6	15.2	13.1
Day-Timers	(0.3)	(0.4)	—	(0.5)
Corporate expenses	(2.9)	(4.6)	(5.5)	(8.0)

	$24.5	$(4.8)	$47.7	$8.8

Interest expense	2.0	1.7	4.1	3.9
Other expense (income)	0.5	(3.8)	1.6	(3.5)

Income (loss) before taxes	22.0	(2.7)	42.0	8.4
Income taxes	7.3	3.8	17.0	6.3

Net income before change in accounting principle	$14.7	$(6.5)	$25.0	$2.1

Operating income as presented in the segment table above is defined as i) net sales, ii) less cost of products sold, iii) less advertising, selling, general and administrative expenses, iv) less amortization of intangibles, and v) less restructuring charges.
10. Earnings per Share
Following the Distribution of shares, the Company’s total shares outstanding increased significantly to 35.0 million from 53,476. The number of shares outstanding after the Distribution have been used in the earnings (loss) per common share calculation below. Basic earnings (loss) per common share are calculated by dividing net income (loss) by the weighted average number of common shares outstanding in the period. A dual presentation of basic and diluted earnings per share is not required due to the lack of potentially dilutive securities under the Company’s simple capital structure.
The computation of basic earnings per common share for “Net income (loss)” is as follows:

	Three months ended June 25,		Six months ended June 25,
(in millions, except per share amounts)	2005	2004	2005	2004
Net income (loss)	$14.7	($6.5)	$26.6	$2.1
Weighted average number of common shares outstanding	35.0	35.0	35.0	35.0
Basic earnings (loss) per common share	$0.42	($0.19)	$0.76	$0.06
11. Unaudited Pro-forma Earnings per Share
The transaction discussed in Note 3 significantly impacted the capital structure of the Company. Immediately prior to the spin-off from Fortune Brands, Inc., the Company paid a dividend of $625.0 million to its shareholders. Upon the spin-off, the total shares outstanding of the Company increased significantly — for every 4.255 shares outstanding of Fortune Brands, Inc. stock, 1 share of ACCO Brands, the post-spin company, was issued to shareholders of the Parent. In addition, outstanding unvested stock options held by employees of the Company were converted from Fortune Brands, Inc. stock options to ACCO Brands stock options.
Pro-forma earnings per share as of June 25, 2005 for ACCO Brands are as follows:

	Three months ended	Six months ended
(in millions, except per share amounts)	June 25, 2005	June 25, 2005
Net income before change in accounting principle	$14.7	$25.0
Less: Pro-forma interest expense (1)	(5.6)	(11.3)

Pro-forma net income before change in accounting principle	9.1	13.7
Change in accounting principle	—	1.6

Pro-forma net income	$9.1	$15.3
Common shares outstanding — basic (2)	35.0	35.0
Exercise of stock options (3)	0.4	0.4

Pro-forma common shares outstanding — diluted	35.4	35.4

Basic pro-forma earnings per common share before change in accounting principle	$0.26	$0.39
Change in accounting principle	$—	$0.05
Basic pro-forma earnings per common share	$0.26	$0.44

Diluted pro-forma earnings per common share before change in accounting principle	$0.26	$0.39
Change in accounting principle	$—	$0.05
Diluted pro-forma earnings per common share	$0.26	$0.44

(1)	Pro-forma interest expense for the six months ended June 25, 2005 ($17.4 million) is calculated based upon assumed financing of the Company of $625.0 million to fund the dividend payable to the shareholders at an interest rate of 5.56%, net of tax of $6.1 million. Pro-forma interest expense for the three months ended June 25, 2005 was ($8.7 million), net of tax of $3.1 million.

(2)	Shares of stock outstanding are the number of ACCO Brands shares issued in conjunction with the spin-off from Fortune Brands completed on August 16, 2005.

(3)	Assumes that pro-forma outstanding common shares were increased by shares of those unvested stock options in the Parent company stock, for which the market price of the Parent company stock exceeds the exercise price of the option, less shares which could have been purchased by the Company with related proceeds. The total number of options exchanged as a result of the spin-off from Fortune Brands were 0.7 million, with an exercise price range of $5.35 to $19.18 per share.
12. Comprehensive Income (Loss)
Comprehensive income is defined as net income (loss) and other changes in stockholders’ equity from transactions and other events from sources other than stockholders, including currency translation gains and losses. Total comprehensive income (loss) recognized during the three months ended June 25, 2005 and 2004 was $3.5 million and ($11.3 million), respectively and during the six months ended June 25, 2005 and 2004 was $16.8 million and $6.1 million respectively.
13. Subsequent Event
     In conjunction with the spin-off of ACCO World Corporation to the shareholders of Fortune Brands, Inc., and the Merger with General Binding Corporation (GBC), ACCO Brands Corporation issued $350 million in senior subordinated notes with a fixed interest rate of 7.625% due 2015 (the “Notes”). Additionally, ACCO Brands and a subsidiary of ACCO Brands located in the United Kingdom and a subsidiary of ACCO Brands located in the Netherlands have entered into the following new senior secured credit facilities with Citicorp North America, Inc., ABN AMRO Bank, N.V. and a syndicate of other lenders.
     The senior secured credit facilities provide for the following facilities:
•	a $400.0 million U.S. term loan facility, with quarterly amortization, maturing on August 17, 2012, with interest based on either LIBOR or a base rate;

•	a $130.0 million dollar revolving credit facility (including a $40.0 million letter of credit sublimit) maturing on August 17, 2010, with interest based on either LIBOR or a base rate;

•	a £63.6 million sterling term loan facility, with quarterly amortization, maturing on August 17, 2010, with interest based on LIBOR;

•	a €68.2 million euro term loan facility, with quarterly amortization, maturing on August 17, 2010, with interest based on EURIBOR; and

•	a $20.0 million dollar equivalent euro revolving credit facility maturing on August 17, 2010 with interest based on EURIBOR.
     ACCO Brands is the borrower under the U.S. term loan facility and the dollar revolving credit facility, the United Kingdom subsidiary is the borrower under the sterling term loan facility and the dollar equivalent euro revolving credit facility and the Netherlands subsidiary is the borrower under the euro term loan facility. Borrowings under the facilities are subject to a “pricing grid” which provides for lower interest rates in the event that certain financial ratios improve in future periods.
     The net proceeds of the senior subordinate bond issue, together with borrowings under the new senior secured credit facilities and cash on hand were used to finance the repayment of special dividend notes issued by ACCO World to its stockholders, repay existing indebtedness of GBC and ACCO World and fund fees and expenses related to the note offering.
     The senior secured credit facilities are guaranteed by substantially all of the domestic subsidiaries of ACCO Brands (the “U.S. guarantors”) and secured by substantially all of the assets of the borrowers and each U.S. guarantor.
     The Company must meet certain restrictive financial covenants as defined under the senior secured credit facilities. The covenants become more restrictive over time and require the Company to maintain certain ratios related to total leverage and interest coverage. There are also other restrictive covenants, including restrictions on dividend payments, acquisitions, additional indebtedness, and capital expenditures.
     The senior secured credit facilities contain customary events of default, including payment defaults, breach of representations and warranties, covenant defaults, cross-defaults and cross-accelerations, certain bankruptcy or insolvency events, judgment defaults, certain ERISA-related events, changes in control or ownership, and invalidity of any collateral or guarantee or other document.
     Each of ACCO Brands’ domestic subsidiaries that guarantees obligations under the senior secured credit facilities, also unconditionally guarantees the Notes on an unsecured senior subordinated basis.
     The indenture governing the Notes contains covenants limiting, among other things, ACCO Brands’ ability, and the ability of the ACCO Brands’ restricted subsidiaries to, incur additional debt, pay dividends on capital stock or repurchase capital stock, make certain investments, enter into certain types of transactions with affiliates, limit dividends or other payments by our restricted subsidiaries to ACCO Brands, use assets as security in other transactions and sell certain assets or merge with or into other companies.
     As of the closing date, the amount available for borrowings under the Revolving Credit Facility was $145.1 million (allowing for $4.9 million of letters of credit outstanding as of the closing date).
14. Condensed Consolidated Financial Information
Following the Distribution and Merger the Company’s domestic subsidiaries were required to jointly and severally, fully and unconditionally guarantee the Notes. (see Note 13). Rather than filing separate financial statements for each guarantor subsidiary with the Securities and Exchange Commission, the Company has elected to present the following consolidating financial statements which detail the results of operations, for the three months and six months ended June 25, 2005 and June 25, 2004, cashflows for the six months ended June 25, 2005 and June 25, 2004 and financial position as of June 25, 2005 and December 27, 2004, of the Company and its guarantor, and non-guarantor subsidiaries (in each case carrying investments under the equity method), and the eliminations necessary to arrive at the reported consolidated financial statements of the Company.

Consolidating Balance Sheets

	June 25, 2005 (unaudited)
	ACCO Brands
(in millions of dollars)	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated

Assets
Current assets
Cash and cash equivalents	$1.0	$(6.7)	$23.9	$—	$18.2
Accounts receivable, net	—	136.3	130.7	—	267.0
Inventory, net	—	105.0	82.8	—	187.8
Receivables from affiliates	13.5	15.3	(5.6)	(23.2)	—
Deferred taxes	(1.7)	6.7	2.6	—	7.6
Income taxes receivable	0.1	1.0	(1.1)	—	—
Other current assets	0.2	11.4	12.5	—	24.1

Total current assets	13.1	269.0	245.8	(23.2)	504.7

Property, plant and equipment, net	0.1	53.0	101.6	—	154.7
Deferred income taxes	2.7	19.7	(10.2)	—	12.2
Intangibles, net of accumulated amortization	70.3	30.3	15.3	—	115.9
Prepaid pension expense	—	29.3	55.6	—	84.9
Other assets	2.0	3.1	—	—	5.1

Investment in /long term receivable from affiliates	519.6	25.7	—	(545.3)	—

Total assets	$607.8	$430.1	$408.1	$(568.5)	$877.5

Liabilities and Stockholders’ Equity
Current liabilities
Notes payable to banks	$—	$—	$0.9	$—	$0.9
Accounts payable	—	50.8	50.8	—	101.6
Accrued current income taxes	2.2	(3.1)	4.5	—	3.6
Accrued customer programs	—	39.3	37.0	—	76.3

Accrued compensation, restructuring and other liabilities	2.2	27.2	31.6	—	61.0
Payables to affiliates	1.3	11.2	7.9	(20.4)	—

Total current liabilities	5.7	125.4	132.7	(20.4)	243.4
Long-term notes payable to affiliates	—	348.0	6.5	(354.5)	—
Postretirement and other liabilities	5.4	8.8	23.2	—	37.4

Total liabilities	11.1	482.2	162.4	(374.9)	280.8
Stockholder’s equity
Common stock	0.1	0.9	9.6	(10.5)	0.1
Parent company investment	(309.3)	(21.3)	25.3	(4.0)	(309.3)
Paid-in capital	1,838.0	620.2	101.4	(721.6)	1,838.0
Accumulated other comprehensive income (loss)	6.1	(1.2)	9.3	(8.1)	6.1
Accumulated deficit	(938.2)	(650.8)	100.1	550.7	(938.2)

Total stockholders’ equity	596.7	(52.2)	245.7	(193.5)	596.7

Total liabilities and stockholders’ equity	$607.8	$430.1	$408.1	$(568.5)	$877.5

	December 27, 2004
	ACCO Brands
(in millions of dollars)	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated

Assets
Current assets
Cash and cash equivalents	$—	$(13.4)	$93.2	$—	$79.8
Accounts receivable, net	—	175.6	144.5	—	320.1
Inventory, net	—	88.4	84.1	—	172.5
Receivables from affiliates	8.6	25.5	22.2	(56.3)	—
Deferred taxes receivable	0.2	5.6	(1.6)	—	4.2
Other current assets	0.1	5.8	14.0	—	19.9

Total current assets	8.9	287.5	356.4	(56.3)	596.5

Property, plant and equipment, net	0.1	53.2	104.4	—	157.7
Deferred income taxes	5.2	23.9	(7.4)	—	21.7
Intangibles, net of accumulated amortization	70.4	30.3	16.9	—	117.6
Prepaid pension expense	—	30.0	57.1	—	87.1
Other assets	1.9	2.0	—	—	3.9

Investment in /long term receivable from affiliates	617.6	43.1	—	(660.7)	—

Total assets	$704.1	$470.0	$527.4	$(717.0)	$984.5

Liabilities and Stockholders’ Equity
Current liabilities
Notes payable to banks	$—	$—	$0.1	$—	$0.1
Accounts payable	—	60.1	60.5	—	120.6
Accrued current income taxes	4.9	4.8	4.6	—	14.3
Accrued customer programs	—	47.5	34.1	—	81.6

Accrued compensation, restructuring and other liabilities	9.0	52.1	47.1	—	108.2
Payables to affiliates	67.2	34.0	14.4	(115.6)	—

Total current liabilities	81.1	198.5	160.8	(115.6)	324.8
Long-term notes payable to affiliates	—	348.0	3.4	(351.4)	—
Postretirement and other liabilities	6.2	10.9	25.8	—	42.9

Total liabilities	87.3	557.4	190.0	(467.0)	367.7
Stockholder’s equity
Common stock	0.1	0.9	9.6	(10.5)	0.1
Parent company investment	(269.5)	(53.4)	(13.8)	67.2	(269.5)
Paid-in capital	1,835.1	619.3	114.9	(734.2)	1,835.1
Accumulated other comprehensive income (loss)	15.9	(1.3)	19.4	(18.1)	15.9
Accumulated deficit	(964.8)	(652.9)	207.3	445.6	(964.8)

Total stockholders’ equity	616.8	(87.4)	337.4	(250.0)	616.8

Total liabilities and stockholders’ equity	$704.1	$470.0	$527.4	$(717.0)	$984.5

Consolidating Income Statements

	Three months ended June 25, 2005 (unaudited)
	ACCO Brands
(in millions of dollars)	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Unaffiliated sales	$—	$140.6	$138.9	$—	$279.5
Affiliated sales	—	4.7	4.4	(9.1)	—

Net sales	—	145.3	143.3	(9.1)	279.5
Cost of products sold	—	96.0	83.7	(9.1)	170.6

Advertising, selling, general and administrative expenses	3.0	43.1	37.9	—	84.0
Amortization of intangibles	0.1	—	0.3	—	0.4
Interest (income)/expense from affiliates	(5.4)	5.4	—	—	—
Interest (income)/expense, including allocation from Parent	2.7	(0.3)	(0.4)	—	2.0
Other (income)/expense, net	(1.0)	0.7	0.8	—	0.5

Income before taxes and earnings of wholly owned subsidiaries	0.6	0.4	21.0	—	22.0

Income taxes	0.4	0.7	6.2	—	7.3

Income (loss) before earnings/(losses) of wholly owned subsidiaries	0.2	(0.3)	14.8	—	14.7
Earnings/(losses) of wholly owned subsidiaries	16.2	0.6	—	(16.8)	—

Net income (loss)	$16.4	$0.3	$14.8	$(16.8)	$14.7

	Three months ended June 25, 2004 (unaudited)
	ACCO Brands
(in millions of dollars)	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Unaffiliated sales	$—	$138.6	$130.1	$—	$268.7
Affiliated sales	—	(5.4)	7.9	(2.5)	—

Net sales	—	133.2	138.0	(2.5)	268.7
Cost of products sold	—	83.7	89.4	(2.5)	170.6

Advertising, selling, general and administrative expenses	4.1	45.6	36.1	—	85.8
Amortization of intangibles	—	—	0.3	—	0.3
Restructuring charges	—	1.6	15.2	—	16.8
Interest (income)/expense from affiliates	(4.2)	4.2	—	—	—
Interest (income)/expense, including allocation from Parent	2.6	(0.1)	(0.8)	—	1.7
Other (income)/expense, net	—	(4.0)	0.2	—	(3.8)

Income (loss) before taxes and earnings/(losses) of wholly owned subsidiaries	(2.5)	2.2	(2.4)	—	(2.7)

Income taxes	(0.9)	1.9	2.8	—	3.8
Income (loss) before earnings/(losses) of wholly owned subsidiaries	(1.6)	0.3	(5.2)	—	(6.5)
Earnings/(losses) of wholly owned subsidiaries	(2.6)	2.2	—	0.4	—

Net income (loss)	$(4.2)	$2.5	$(5.2)	$0.4	$(6.5)

	Six months ended June 25, 2005 (unaudited)
	ACCO
(in millions of dollars)	Brands Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated

Unaffiliated sales	$—	$277.4	$274.5	$—	$551.9
Affiliated sales	—	7.8	11.1	(18.9)	—

Net sales	—	285.2	285.6	(18.9)	551.9
Cost of products sold	—	186.0	170.1	(18.9)	337.2

Advertising, selling, general and administrative expenses	5.1	85.4	75.5	—	166.0
Amortization of intangibles	0.1	—	0.9	—	1.0
Interest (income)/expense from affiliates	(10.4)	10.4	—	—	—
Interest (income)/expense, including allocation from Parent	5.6	(0.4)	(1.1)	—	4.1
Other (income)/expense, net	(5.9)	0.6	6.9	—	1.6

Income before taxes and earnings of wholly owned subsidiaries	5.5	3.2	33.3	—	42.0

Income taxes	2.3	2.1	12.6	—	17.0

Net income before change in accounting principle	3.2	1.1	20.7	—	25.0
Change in accounting principle	—	—	1.6		1.6

Income (loss) before earnings/(losses) of wholly owned subsidiaries	3.2	1.1	22.3	—	26.6
Earnings/(losses) of wholly owned subsidiaries	25.1	1.7	—	(26.8)	—

Net income (loss)	$28.3	$2.8	$22.3	$(26.8)	$26.6

	Six months ended June 25, 2004 (unaudited)
	ACCO
(in millions of dollars)	Brands Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated

Unaffiliated sales	$—	$271.8	$267.8	$—	$539.6
Affiliated sales	—	(0.9)	12.2	(11.3)	—

Net sales	—	270.9	280.0	(11.3)	539.6
Cost of products sold	—	173.7	178.0	(11.3)	340.4

Advertising, selling, general and administrative expenses	6.9	91.0	72.5	—	170.4
Amortization of intangibles	—	—	0.6	—	0.6
Restructuring charges	—	2.9	16.5	—	19.4
Interest (income)/expense from affiliates	(8.4)	8.4	—	—	—
Interest (income)/expense, including allocation from Parent	5.3	(0.1)	(1.3)	—	3.9
Other (income)/expense, net	—	(4.0)	0.5	—	(3.5)

Income (loss) before taxes and earnings/(losses) of wholly owned subsidiaries	(3.8)	(1.0)	13.2	—	8.4

Income taxes	(1.3)	0.8	6.8	—	6.3
Income (loss) before earnings/(losses) of wholly owned subsidiaries	(2.5)	(1.8)	6.4	—	2.1
Earnings/(losses) of wholly owned subsidiaries	6.9	2.3	—	(9.2)	—

Net income (loss)	$4.4	$0.5	$6.4	$(9.2)	$2.1

Consolidating Statement of Cash Flows

	Six months ended June 25, 2005 (unaudited)
	ACCO Brands
(in millions of dollars)	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net cash (used in)/provided by operating activities:	$(2.7)	$(26.9)	$22.1	$—	$(7.5)

Investing activities:
Additions to property, plant and equipment	—	(5.2)	(7.6)	—	(12.8)

Proceeds from the sale of property, plant and equipment	—	—	0.2	—	0.2
Other investing activities	(0.4)	—	—	—	(0.4)

Net cash (used)/provided by investing activities	(0.4)	(5.2)	(7.4)	—	(13.0)

Financing activities:
Decrease in parent company investment	(39.0)	—	—	—	(39.0)
Intercompany financing	(74.7)	38.3	36.4	—	—
Intercompany dividends	117.8	0.5	(118.3)	—	—
Repayments on short-term debt	—		0.8		0.8

Net cash (used)/provided by financing activities	4.1	38.8	(81.1)	—	(38.2)

Effect of foreign exchange rate changes on cash	—	—	(2.9)	—	(2.9)

Net increase/(decrease) in cash and cash equivalents	1.0	6.7	(69.3)	—	(61.6)

Cash and cash equivalents at the beginning of the year	—	(13.4)	93.2	—	79.8

Cash and cash equivalents at the end of the period	$1.0	$(6.7)	$23.9	$—	$18.2

	Six months ended June 25, 2004 (unaudited)
	ACCO Brands
(in millions of dollars)	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net cash (used in)/provided by operating activities:	$(6.2)	$7.3	$28.3	$—	$29.4

Investing activities:
Additions to property, plant and equipment	—	(7.9)	(3.8)	—	(11.7)

Proceeds from the sale of property, plant and equipment	—	13.8	2.3	—	16.1

Net cash (used)/provided by investing activities	—	5.9	(1.5)	—	4.4

Financing activities:
Decrease in parent company investment	(17.9)	—		—	(17.9)
Intercompany financing	5.1	(19.0)	13.9	—	—
Intercompany dividends	19.0	6.8	(25.8)	—	—
Repayments on short-term debt	—	—	0.2	—	0.2

Net cash (used)/provided by financing activities	6.2	(12.2)	(11.7)	—	(17.7)

Effect of foreign exchange rate changes on cash	—	—	2.1	—	2.1

Net increase in cash and cash equivalents	—	1.0	17.2	—	18.2

Cash and cash equivalents at the beginning of the year	—	(6.9)	67.4	—	60.5

Cash and cash equivalents at the end of the period	$—	$(5.9)	$84.6	$—	$78.7

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     On August 16, 2005, ACCO World Corporation was spun-off from Fortune Brands, Inc. and immediately thereafter a wholly owned subsidiary of the Company merged with General Binding Corporation. The name of ACCO World Corporation was changed to ACCO Brands Corporation. Prior to completion of the transaction, the Company filed a Form 8-K in regards to its results for the second quarter of 2005. Results for the Office segment of Fortune Brands, Inc. were included in the previously filed Fortune Brands, Inc. Form 10-Q dated August 9, 2005.
     The financial statements include the allocation of certain SG&A expenses and interest expense from the Company’s parent, Fortune Brands, Inc. The financial statements are prepared on a basis consistent with that contained in ACCO World’s Registration Statement on Form S-4/A, except that the financial statements for 2005 also include the cumulative effect of a change in accounting related to the elimination of a one month lag in reporting by two of ACCO World’s foreign subsidiaries. The net impact of this change in accounting was to decrease previously reported first quarter net sales by $2.8 million and decrease previously reported first quarter operating income by $0.4 million. The net impact of the accelerated reporting has been reflected as a cumulative effect of change in accounting principle of $1.6 million and is excluded from the net sales and operating income discussed below.
     Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the respective financial statements of ACCO World Corporation and the accompanying notes contained therein.
Three Months Ended June 25, 2005 Versus Three Months Ended June 25, 2004
 Net Sales
     Sales for the three month period ended June 25, 2005 increased $10.8 million, or 4%, to $279.5 million. The increase was principally related to favorable foreign currency translation ($8.5 million) and volume growth in Kensington computer accessories, including new products, in both the U.S. and continental Europe. The increase was partly offset by lower sales in the U.S and Canada due to a shift in back-to-school shipments from the second quarter to the third quarter, and the negative impact of increased sales deductions/customer programs related to competitive pricing pressures.
 Restructuring
     There were $2.9 million in restructuring-related charges for the three month period ended June 25, 2005. The charges related to business repositioning costs in advance of the spin-off of $2.0 million and charges related directly to the spin-off from Fortune Brands, Inc. of $0.9 million. The prior year three month period ended June 25, 2004 included restructuring charges of $16.8 million and restructuring-related charges of $12.8 million.
     During the three months ended June 25, 2004 the restructuring and associated restructuring-related costs were primarily related to the closure of manufacturing operations at ACCO World’s Val Reas, France and Turin, Italy facilities and transferring the majority of the production to our Tabor, Czech Republic facility; SG&A cost reduction programs and asset impairment charges in the U.S..
     Management believes that a comparative review of operating income before restructuring and restructuring-related charges allows for a better understanding of the underlying business’ performance from year to year. The following table provides ACCO World’s reported results and the amounts of restructuring and restructuring-related charges for the three month periods ended June 25, 2005 and June 25, 2004.

	Three Months Ended June 25, 2005
		Gross		Operating
	Net Sales	Profit	SG&A	Income
	(in millions of dollars)
Reported results	$279.5	$108.9	$84.0	$24.5
Restructuring and restructuring-related charges included in the above numbers
Restructuring-related costs	—	—	$2.9	$2.9

	Three Months Ended June 25, 2004
		Gross		Operating
	Net Sales	Profit	SG&A	Income
	(in millions of dollars)
Reported results	$268.7	$98.1	$85.8	$(4.8)
Restructuring and restructuring-related charges included in the above numbers
Restructuring costs	—	—	—	$16.8
Restructuring-related costs	—	$7.0	$5.8	$12.8
  Gross Profit
     Gross profit for the three month period ended June 25, 2005 increased $10.8 million, or 11%, to $108.9 million and the gross profit margin increased to 39.0% from 36.5%. Excluding the restructuring-related costs identified above the gross profit margin in 2004 would have been 39.1%. The decrease in margin for 2005 is attributable to an unfavorable sales mix to lower margin private label products in the U.S., offset by the favorable impact of foreign exchange on inventory purchase transactions of outsourced products at the Company’s foreign operations and sales growth in higher relative margin product categories such as Kensington computer accessories.
  SG&A (Advertising, selling, general and administrative expenses)
     SG&A decreased $1.8 million, or 2%, to $84.0 million for the three month period ended June 25, 2005 and decreased as a percentage of net sales to 30.1% from 31.9%. Excluding the restructuring-related costs SG&A as a percentage of net sales would have been 29.0% and 29.8%, respectively. The reduction for 2005 is attributable to lower administrative expenses, partially offset by increased distribution and freight expenses..
  Operating Income
     Operating income increased $29.3 million to $24.5 million for the three month period ended June 25, 2005 from a loss of $4.8 million for the three month period ended June 25, 2004 and increased as a percentage of sales to 8.8% from (1.8)%. The increase was driven by reduced restructuring and restructuring-related charges, higher net sales and reduced spending.
  Interest, Other Expense/(Income) and Income Taxes
     Interest expense increased $0.3 million to $2.0 million for the three month period ended June 25, 2005. Other expense (income) increased $4.3 million to $0.5 million for the three month period ended June 25, 2005, primarily due to the gains recorded on the sales of closed facilities in the prior year and higher foreign exchange losses in the current year. Income tax expense for the three month period ended June 25, 2005 increased $3.5 million. The effective tax rate for the period ended June 25, 2005 was 33.2% compared to 141% for the three month period ended June 25, 2004. The three month period ended June 25, 2004 effective tax rate was negatively impacted by the establishment of valuation allowances relating to deferred tax assets primarily stemming from certain foreign net operating losses.
  Net Income
     Net income increased $21.2 million to $14.7 million for the three month period ended June 25, 2005 due primarily to the reduction of restructuring and related charges in comparison to the three month period ended June 25, 2004.

Segment Discussion
  ACCO U.S.
     Sales for the three month period ended June 25, 2005 increased $3.6 million, or 3%, to $129.7 million. The increase was driven by volume growth in Kensington computer accessories, including new products, partly offset by lower sales to retailers due to a shift in back-to-school shipments from the second quarter to the third quarter and increased sales deductions/customer programs related to competitive pricing pressure, the incremental impact of customer consolidations and the resolution of customer billing delays.
     Gross profit decreased $2.6 million, or 6%, to $42.5 million for the three month period ended June 25, 2005 primarily due to the increase in sales deductions noted above, an unfavorable sales mix to lower margin private label products and unfavorable manufacturing variances due to timing of production; partly offset by increased sales of higher relative margin computer accessories. Operating income increased $0.9 million, or 16.0%, to $6.6 million for the three month period ended June 25, 2005 primarily due to the absence of restructuring-related charges in the current year, partly offset by decreased gross profit and higher distribution and freight expenses.
  ACCO Europe
     Sales for the three month period ended June 25, 2005 increased $6.3 million, or 7%, to $93.2 million. The increase was related to favorable currency translation ($5.2 million) and volume growth in Kensington computer accessories and Rexel binding and laminating machines.
     Gross profit increased $11.6 million, or 42%, to $39.4 million for the three month period ended June 25, 2005 due to the absence of restructuring-related charges in comparison to the three month period ended June 25, 2004, the incremental benefit of facility closures and supply chain realignment completed in 2004 and increased sales. Operating income increased $24.2 million, to $12.1 million for the three month period ended June 25, 2005.
  Trading Companies
     Sales for the three month period ended June 25, 2005 increased $2.6 million, or 6%, to $45.0 million. The increase was the result of favorable currency translation ($3.2 million) and was partly offset by lower sales in Canada due to a shift in back-to-school shipments from the second quarter to the third quarter.
     Gross profit increased $2.3 million, or 13%, to $19.6 million for the three month period ended June 25, 2005 due to higher sales and the favorable impact of foreign exchange on inventory purchase transactions of outsourced products. Operating income increased $2.4 million, or 36%, to $9.0 million for the three month period ended June 25, 2005 due to increased gross profit.
  Day-Timers
     Sales for the three month period ended June 25, 2005 decreased $1.7 million, or 13%, to $11.6 million. The decrease was driven by a shift in sales from the second quarter to the third quarter, as Day-Timers began sales on a consignment basis to a major retail customer during the third quarter of 2004 (which impacted the timing of sales recognition related to the seasonally strong back-to-school season).
     Gross profit decreased $0.4 million, or 5%, to $7.7 million for the three month period ended June 25, 2005 primarily due to reduced sales, partly offset by higher gross margins due to favorable sales mix to the higher margin direct channel. Operating loss decreased $0.1 million to $0.3 million for the three month period ended June 25, 2005, primarily due to higher gross margins.
Six Months Ended June 25, 2005 Versus Six Months Ended June 25, 2004
  Net Sales
     Sales for the six month period ended June 25, 2005 increased $12.3 million, or 2%, to $551.9 million. Results benefited from favorable currency translation ($14.6 million) and volume growth in Kensington computer accessories, including new products, in both the U.S. and continental Europe. The increase was partly offset by lower sales in the U.S. and Canada due to a shift in back-to-school shipments from the second quarter to the third quarter, increased sales deductions/customer programs related to competitive pricing pressures and the incremental impact of customer consolidations and by weak economic conditions in the U.K. which primarily affected the first quarter.

  Restructuring
     There were $2.9 million in restructuring-related charges for the six month period ended June 25, 2005. The charges related to spin repositioning costs in advance of the spin-off of $2.0 million and charges related directly to the spin-off from Fortune Brands, Inc. business of $0.9 million. The prior year six month period ended June 25, 2004 included restructuring charges of $19.4 million and restructuring-related charges of $17.4 million.
     During the six months ended June 25, 2004 the restructuring and associated restructuring-related costs were primarily related to the closure of manufacturing operations at the Company’s Val Reas, France and Turin, Italy facilities and transferring the majority of the production to our Tabor, Czech Republic facility; SG&A cost reduction programs and asset impairment charges in the U.S.
     Management believes that a comparative review of operating income before restructuring and restructuring-related charges allows for a better understanding of the underlying business’ performance from year to year. The following table provides ACCO World’s reported results and the amounts of restructuring and restructuring-related charges for the six month periods ended June 25, 2005 and June 25, 2004.

	Six Months Ended June 25, 2005
		Gross		Operating
	Net Sales	Profit	SG&A	Income
	(in millions of dollars)
Reported results	$551.9	$214.7	$166.0	$47.7
Restructuring and restructuring-related charges included in the above numbers
Restructuring-related costs	—	—	$2.9	$2.9

	Six Months Ended June 25, 2004
		Gross		Operating
	Net Sales	Profit	SG&A	Income
	(in millions of dollars)
Reported results	$539.6	$199.2	$170.4	$8.8
Restructuring and restructuring-related charges included in the above numbers
Restructuring costs	—	—	—	$19.4
Restructuring-related costs	—	$8.8	$8.6	$17.4

  Gross Profit
     Gross profit for the six month period ended June 25, 2005 increased $15.5 million, or 8%, to $214.7 million and the gross profit margin increased to 38.9% from 36.9%. Excluding the restructuring-related costs described above, the gross profit margin in 2004 would have been 38.5%. The improvement in margin for 2005 is attributable to the favorable impact of foreign exchange on inventory purchase transactions of outsourced products at the Company’s foreign operations and sales growth in higher relative margin product categories, such as Kensington computer accessories, partly offset by increased sales deductions,and an unfavorable sales mix to lower margin private label products in the U.S.
  SG&A (Advertising, selling, general and administrative expenses)
     SG&A for the six month period ended June 25, 2005 decreased $4.4 million, or 3%, to $166.0 million and decreased as a percentage of sales to 30.1% from 31.6%. Excluding the restructuring-related costs, SG&A as a percentage of net sales would have been 29.6% and 30.0% for 2005 and 2004, respectively. The net improvement is attributable to lower administrative expenses, partially offset by increased distribution and freight expenses.

  Operating Income
     Operating income increased $38.9 million, or 442%, to $47.7 million for the six month period ended June 25, 2005 and increased as a percentage of sales to 8.6% from 1.6%. The increase was driven by reduced restructuring and restructuring-related costs, reduced manufacturing labor cost and higher sales.
  Interest, Other Expense/(Income) and Income Taxes
     Interest expense increased $0.2 million to $4.1 million for the six month period ended June 25, 2005. Other expense (income) increased $5.1 million to $1.6 million for the six month period ended June 25, 2005, primarily due to the gains recorded on the sales of closed facilities in the prior year and higher foreign exchange losses in the current year. Income tax expense for the six month period ended June 25, 2005 increased $10.7 million. The effective tax rate for the six month period ended June 25, 2005 was 40.3% compared to 74.0% for the six month period ended June 25, 2004. The six month period ended June 25, 2005 effective tax rate was increased due to recognition of income taxes on foreign dividends repatriated to the U.S. in 2005. The six month period ended June 25, 2004 effective tax rate was negatively impacted by the establishment of valuation allowances relating to deferred tax assets primarily stemming from certain foreign net operating losses.
  Net Income
     Net income increased $24.5 million to $26.6 million for the six month period ended June 25, 2005 as a result of increased operating income described above, partly offset by increased income tax expense.
Segment Discussion
  ACCO U.S.
     Sales for the six month period ended June 25, 2005 increased $7.1 million, or 3%, to $253.2 million. The increase was driven by new products and volume growth in Kensington computer accessories, partly offset by increased sales deductions/customer programs related to competitive pricing pressure, the incremental impact of customer consolidations and the resolution of customer billing delays (following the Company’s prior year new system implementation).
     Gross profit increased by only $0.5 million, or 1%, to $85.8 million for the six month period ended June 25, 2005 primarily due to increased sales deductions noted above and unfavorable sales mix to lower margin private label products, partly offset by sales growth in higher relative margin computer accessory products. Operating income increased $8.3 million, or 117%, to $15.4 million for the six month period ended June 25, 2005, due to the absence of restructuring and restructuring-related charges and reduced administrative costs; partly offset by increased distribution and freight expenses.
  ACCO Europe
     Sales for the six month period ended June 25, 2005 increased $6.2 million, or 3%, to $186.0 million. Favorable foreign exchange ($9.9 million) and volume growth in continental Europe from gains in Kensington computer accessories and Rexel binding and laminating machines, were partly offset by a decline in the U.K. due to weak economic conditions, primarily in the first quarter.
     Gross profit increased $13.4 million, or 21%, to $76.5 million for the six month period ended June 25, 2005 primarily due to a lack of restructuring-related charges in comparison to the six month period ended June 25, 2004, the incremental benefit of facility closures and supply chain realignment completed in 2004 and increased net sales. Operating income increased $25.5 million to $22.6 million for the six month period ended June 25, 2005 due to reduced restructuring and restructuring-related charges compared to the prior year and higher sales.
  Trading Companies
     Sales for the six month period ended June 25, 2005 increased $0.6 million, or 1%, to $86.9 million due to favorable currency translation ($4.4 million) offset by a volume decline in Canada related primarily to a shift in back-to-school shipments from the second quarter to the third quarter.
     Gross profit increased $2.0 million, or 6%, to $36.8 million for the six month period ended June 25, 2005 principally due to the favorable impact of foreign exchange on inventory purchases of outsourced products. Operating income increased $2.1 million, or 16%, to $15.2 million for the six month period ended June 25, 2005 due to the increase in gross profit.
  Day-Timers
     Sales for the six month period ended June 25, 2005 decreased $1.6 million, or 6%, to $25.8 million. The decrease was driven by a shift in sales from the second quarter to the third quarter, as Day-Timers began sales on a consignment basis to a major retail customer during the third quarter of 2004 (which impacted the timing of sales recognition related to the seasonally strong back-to-school season).
     Gross profit decreased $0.2 million, or 1%, to $16.3 million for the six month period ended June 25, 2005 primarily due to reduced sales, partly offset by higher gross margins due to favorable customer mix to the higher margin direct channel. Operating income increased $0.5 million for the six month period ended June 25, 2005 from a loss of $0.5 million for the six month period ended June 25, 2004, principally due to reduced operating expenses.
  Liquidity and Financial Position
Cash Flow for the Six Months Ended June 25, 2005 Versus the Six Months Ended June 25, 2004
  Cash Flow from Operating Activities
     Cash used by operating activities was $7.5 million for six month period ended June 25, 2005 and cash provided by operating activities was $29.4 million for six month period ended June 25, 2004.
     Net income for the six month period ended June 25, 2005 was $24.5 million higher than in 2004. Cash used by inventory was $18.0 million, an increase of $12.7 million from the $5.3 million used in 2004. The outflow resulted from inventory increases in 2005 to improve service levels in North America and to support new product offerings (Kensington mobility products and Dell peripheral contract, and binding and laminating products in the U.S.). Accounts payable used $16.7 million in cash, which was $19.9 million more than 2004, on earlier inventory replenishment and associated vendor payments. Additional uses of cash included accrued bonus and executive management incentives payments which were higher than the prior year due to overachievement of 2004 targets and a reduction in customer program accruals due to 2005 payments of 2004 earned programs which were higher than the prior year. Cash provided by accounts receivable of $48.5 million, an increase of $23.3 million over 2004, resulted primarily from the resolution of fourth quarter 2004 customer billing delays following the company’s September 2004 systems implementation in the U.S. (which delayed receipt of payments to the first quarter of 2005) and a shift in timing of some collections due to the adverse impact of customer consolidations on negotiated payment terms.
  Cash Flow from Investing Activities
     Cash used by investing activities was $13.0 million for the six months ended June 25, 2005 versus cash provided of $4.4 million for the six months ended June 25, 2004. Gross capital expenditures were $12.8 million and $11.7 million for the six months ended June 25, 2005 and 2004, respectively. In the six months ended June 25, 2004, capital spending was partly offset by proceeds of $16.1 million, principally from the sale of buildings, machinery and other assets related to facility closures and plans to outsource previously manufactured products.
  Cash Flow from Financing Activities
     Cash used by financing activities was $38.2 million and $17.7 million for the six months ended June 25, 2005 and 2004, respectively. The change in this account is driven by intercompany dividends received (primarily from foreign subsidiaries) of $118.3 million and $25.8 million for the six months ended June 25, 2005 and 2004, respectively, partially offset by increased borrowing from the parent to fund working capital funds required by ACCO World (as described above).
  Adequacy of Liquidity Sources
     The Company believes that its internally generated funds, together with access to global credit markets, are adequate to meet its long- and short-term capital needs, including those that will result from its financing. However, the Company’s cash flows from operations, borrowing availability and overall liquidity are subject to certain risks and uncertainties, including those described in its filings with the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
     The Company is exposed to various market risks, including changes in foreign currency exchange rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. The Company enters into financial instruments to manage and reduce the impact of changes in foreign currency exchange rates on foreign currency denominated purchases. The counterparties are major financial institutions.
          The office products industry is concentrated in a small number of major customers, principally office products superstores, large retailers, wholesalers and contract stationers. Customer consolidation and share growth of private-label products continue to increase pricing pressures, which may adversely affect margins for the Company and its competitors. The Company is addressing these challenges through design innovations, value-added features and services, as well as continued cost and asset reduction.
   Foreign Exchange Risk Management
     The Company enters into forward exchange contracts principally to hedge currency fluctuations in transactions denominated in foreign currencies, thereby limiting the risk that would otherwise result from changes in exchange rates, primarily relating to anticipated inventory purchases. The Company does not enter into financial instruments for trading or speculative purposes. The majority of the Company’s exposure to currency movements is in Europe (Pound Sterling and Euro), Australia, Canada and Mexico. All of the foreign exchange contracts have maturity dates in 2005 and 2006. Increases and decreases in the fair market values of the forward agreements are expected to be offset by gains/losses in recognized net underlying foreign currency transactions. Selected information related to ACCO World’s foreign exchange contracts as of June 25, 2005 is as follows (all items except exchange rates in millions):

	Average		Fair
Forward contracts as of	Exchange	Notional	Market	Gain
June 25, 2005	Rate	Amount	Value	(Loss)

Currency Sold

Sell Euro/Buy USD	1.28	$4.2	$4.3	$0.1
Sell GBP/Buy USD	1.85	21.0	21.5	0.5
Sell Euro/Buy GBP	0.70	1.7	1.8	0.1
Other		0.8	0.8

Total		$27.7	$28.4	$0.7

   Interest Rate Risk Management
     The preparation of the financial statements and this Management’s Discussion and Analysis of Financial Conditions and Results of Operations of the Company includes an allocation to the Company of a proportion of Fortune Brands, Inc. total interest expense. Interest expense associated with Fortune Brands, Inc.’ outstanding debt has been allocated to the Company based upon average net assets of the Company as a percentage of average net assets of Fortune Brands, Inc.. However, no debt has been allocated to the Company in relation to this expense. This is not indicative of the results of operations, liquidity or financial position that would have existed or will exist in the future assuming the Company businesses were operated as an independent company.
   Forward – Looking Statements
     “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report contain, and other periodic reports and press releases of the Company may contain, certain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of

1995, and is including this statement for purposes of invoking these safe harbor provisions. These forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “forecast,” “project,” “plan,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ from those predicted. The Company undertakes no obligation to update these forward-looking statements in the future. Among the factors that could cause plans, actions and results to differ materially from current expectations are: competition within the office products, document finishing and film lamination industries; the effects of economic and political conditions; the ability of distributors to successfully market and sell our products; the availability and price of raw materials; dependence on certain suppliers of manufactured products; the effect of consolidation in the office products industry; the risk that the businesses will not be integrated successfully following business combinations; the risk that the cost savings and any synergies from any business combination may not be fully realized or may take longer to realize than expected; disruption from any business combination making it more difficult to maintain relationships with customers, employees or suppliers; as well as other risks and uncertainties detailed from time to time in the Company’s Securities and Exchange Commission filings.
Item 4. Controls and Procedures
     (a) Evaluation of Disclosure Controls and Procedures.
The Company’s management has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15e under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by the Report.
     (b) Changes in Internal Control Over Financial Reporting.
There have not been any changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ending June 25, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II            OTHER INFORMATION
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     Prior to the Distribution, Fortune Brands, as majority shareholder of the Company and acting by written consent as permitted by Delaware law, approved the following matters on the dates indicated: (1) on March 15, 2005, the Agreement and Plan of Merger, dated as of March 15, 2005, by and among Fortune Brands, the Company, Gemini Acquisition Sub, Inc. and GBC (the “Merger Agreement”); (2) on July 15, 2005, Amendment to the Merger Agreement; (3) on August 8, 2005, the ACCO Brands Corporation 2005 Long-Term Incentive Plan, the ACCO Brands Corporation 2005 Assumed Option and Restricted Stock Unit Plan and its related Sub-Plan A, and the ACCO Brands Corporation Annual Executive Incentive Compensation Plan; and (4) on August 15, 2005, the restated Certificate of Incorporation of the Company.
ITEM 6. Exhibits (numbered in accordance with item 601 of Regulation S-K).

Exhibit 2.1:	Agreement and Plan of Merger, dated as of March 15, 2005, by and among Fortune Brands, Inc. (“Fortune”), ACCO Brands Corporation (“ACCO”), Gemini Acquisition Sub, Inc. (“Acquisition Sub”) and General Binding Corporation (“GBC”), incorporated by reference herein to Annex A to ACCO’s Registration Statement on Form S-4/A (Registration No. 333-124946).

Exhibit 2.2:	Amendment to Agreement and Plan of Merger, dated as of August 4, 2005, by and among Fortune, ACCO, Acquisition Sub and GBC, incorporated by reference herein to Exhibit 2.1 to ACCO’s Current Report on Form 8-K dated August 8, 2005.

Exhibit 2.3:	Distribution Agreement, dated as of March 15, 2005, by and between Fortune and ACCO, incorporated by reference herein to Annex B to ACCO’s Registration Statement on Form S-4/A (Registration No. 333-124946).

Exhibit 2.4:	Amendment to Distribution Agreement, dated as of August 4, 2005, by and between Fortune and ACCO, incorporated by reference herein to Exhibit 2.2 to ACCO’s Current Report on Form 8-K dated August 8, 2005.

Exhibit 3.1:	Restated Certificate of Incorporation of ACCO, incorporated by reference herein to Exhibit 3.1 to ACCO’s Current Report on Form 8-K dated August 17, 2005.

Exhibit 3.2:	Certificate of Designation of Series A Junior Participating Preferred Stock of ACCO, incorporated by reference herein to Exhibit 3.2 to ACCO’s Current Report on Form 8-K dated August 17, 2005.

Exhibit 3.2:	Amended By-laws of ACCO, incorporated by reference herein to Exhibit 3.3 to ACCO’s Current Report on Form 8-K dated August 17, 2005.

Exhibit 4.1:	Rights Agreement, dated as of August 16, 2005, by and between ACCO and Wells Fargo Bank, National Association, as Rights Agent, incorporated by reference herein to Exhibit 4.1 to ACCO’s Current Report on Form 8-K dated August 17, 2005.

Exhibit 4.2:	Escrow Agreement, dated as of August 5, 2005, by and among Citibank, N.A., Agency & Trust, ACCO Finance I, Inc. (“Finance”), ACCO and Wachovia Bank, National Association, incorporated by reference herein to Exhibit 4.1 to ACCO’s Current Report on Form 8-K dated August 8, 2005.

Exhibit 4.3:	Indenture, dated as of August 5, 2005, by and between Finance and Wachovia Bank, National Association, as trustee, incorporated by reference herein to Exhibit 4.2 to ACCO’s Current Report on Form 8-K dated August 8, 2005.

Exhibit 4.4:	Supplemental Indenture, dated as of August 17, 2005, by and among ACCO, the Guarantors signatory thereto and Wachovia Bank, National Association, as Trustee, incorporated by reference herein to Exhibit 4.1 to ACCO’s Current Report on Form 8-K dated August 23, 2005.

Exhibit 4.4:	Form of 7 5/8% Senior Subordinated Note due 2015 (included in Exhibit 4.3 hereto).

Exhibit 4.5:	Registration Rights Agreement, dated as of August 5, 2005, by and among Finance and the Initial Purchasers listed therein, incorporated by reference herein to Exhibit 4.4 to ACCO’s Current Report on Form 8-K dated August 8, 2005.

Exhibit 4.6:	Joinder Agreement, dated as of August 17, 2005, by and among ACCO, the Guarantors signatory thereto and Citigroup Global Markets Inc. and Goldman, Sachs & Co., as representatives of the Initial Purchasers, incorporated by reference herein to Exhibit 4.2 to ACCO’s Current Report on Form 8-K dated August 23, 2005.

Exhibit 10.1:	Credit Agreement, dated as of August 17, 2005, by and among ACCO, ACCO Brands Europe Ltd., Furlon Holding B.V. (to be renamed ACCO Nederland Holdings B.V.) and the lenders and issuers party hereto, Citicorp North America, Inc., as Administrative Agent, and ABN AMRO Bank, N.V., as Syndication Agent, incorporated by reference herein to Exhibit 10.1 to ACCO’s Current Report on Form 8-K dated August 23, 2005.

Exhibit 10.2:	ACCO Brands Corporation 2005 Long-Term Incentive Plan, incorporated by reference herein to Exhibit 10.1 to ACCO’s Current Report on Form 8-K dated August 8, 2005.

Exhibit 10.3:	ACCO Brands Corporation 2005 Assumed Option and Restricted Stock Unit Plan, together with Sub-Plan A thereto, incorporated by reference herein to Exhibit 10.2 to ACCO’s Current Report on Form 8-K dated August 8, 2005.

Exhibit 10.4:	Copy of resolutions of the Board of Directors of ACCO, adopted August 3, 2005, approving the conversion to ACCO stock options of certain stock options granted pursuant to the Fortune Brands, Inc. 1999 Long-Term Incentive Plan (the “Fortune 1999 LTIP”), the Fortune Brands, Inc. 2003 Long-Term Incentive Plan (the “Fortune 2003 LTIP”), the General Binding Corporation 1989 Stock Option Plan, as amended and restated (the “GBC 1989 Stock Option Plan”), the General Binding Corporation 2001 Stock Incentive Plan for Employees (the “GBC 2001 Stock Plan”) and the General Binding Corporation Non-Employee Directors 2001 Stock Option Plan (the “GBC 2001 Directors Plan”) and the conversion to ACCO restricted stock units of certain restricted stock units that did not vest in full upon consummation of the merger of Acquisition Sub and GBC.

Exhibit 10.5:	Form of Nonqualified Stock Option Award Notice and Terms and Conditions for awards under the Fortune 2003 LTIP, incorporated herein by reference to Exhibit 10a1 to Fortune’s Quarterly Report on Form 10-Q dated November 9, 2004 (File No. 1-9076).

Exhibit 10.6:	Form of Nonqualified Stock Option Award Notice and Terms and Conditions for awards under the Fortune 2003 LTIP.

Exhibit 10.7:	Form of Incentive Stock Option Award Notice and Terms and Conditions for awards under the Fortune 2003 LTIP, incorporated herein by reference to Exhibit 10b1 to Fortune’s Quarterly Report on Form 10-Q dated November 9, 2004 (File No. 1-9076).

Exhibit 10.8:	Forms of Nonqualified Stock Option Award Notices and Terms and Conditions for awards under the Fortune 1999 LTIP.

Exhibit 10.9:	Forms of Incentive Stock Option Award Notices and Terms and Conditions for awards under the Fortune 1999 LTIP.

Exhibit 10.10:	Form of Stock Option Agreement for options granted on February 23, 2005 under the GBC 2001 Stock Plan, incorporated herein by reference to Exhibit 10.3 to GBC’s Current Report on Form 8-K dated March 21, 2005 (File No. 000-02604).

Exhibit 10.11:	Form of Stock Option Agreement for options granted under the GBC 2001 Stock Plan.

Exhibit 10.12:	Form of Stock Option Agreement for options granted under the GBC 1989 Stock Option Plan.

Exhibit 10.13:	Forms of Stock Option Agreements for options granted under the GBC 2001 Directors Plan.

Exhibit 10.14:	Form of 2005 Restricted Stock Unit Grant Notice for restricted stock units awarded on February 23, 2005 under the GBC 2001 Stock Plan, incorporated herein by reference to Exhibit 10.5 to GBC’s Current Report on Form 8-K dated March 21, 2005 (File No. 000-02604).

Exhibit 10.15:	Form of 2004 Restricted Stock Unit Grant Notice for restricted stock units awarded on February 26, 2004 under the GBC 2001 Stock Plan.

Exhibit 10.16:	ACCO Brands Corporation Annual Executive Incentive Compensation Plan, incorporated by reference herein to Exhibit 10.3 to ACCO’s Current Report on Form 8-K dated August 8, 2005.

Exhibit 10.17:	Tax Allocation Agreement, dated as of August 16, 2005, by and between Fortune and ACCO, incorporated by reference herein to Exhibit 10.1 to ACCO’s Current Report on Form 8-K dated August 17, 2005.

Exhibit 10.18:	Tax Allocation Agreement, dated as of August 16, 2005, by and between GBC and Lane Industries, Inc., incorporated by reference herein to Exhibit 10.2 to ACCO’s Current Report on Form 8-K dated August 17, 2005.

Exhibit 10.19:	Executive Severance/Change in Control Agreement, dated as of August 26, 2000, by and between Steven Rubin and GBC, incorporated by reference herein to Exhibit 10.15 to GBC’s Annual Report on Form 10-K dated March 15, 2005.

Exhibit 10.20:	Executive Severance/Change in Control Agreement, dated as of August 26, 2000, by and between John E. Turner and GBC, incorporated by reference herein to Exhibit 10.18 to GBC’s Annual Report on Form 10-K dated March 15, 2005.

Exhibit 18.1:	Letter regarding change in accounting principle from PricewaterhouseCoopers LLP dated August 29, 2005.

Exhibit 31.1:	Certificate of Chief Executive Officer required under Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2:	Certificate of Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1:	CEO Certificate required under Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2:	CFO Certificate required under Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99:	Purchase Agreement dated as of August 2, 2005 by and among Finance and the Initial Purchasers listed therein, incorporated by reference herein to Exhibit 99.1 to ACCO’s Current Report on Form 8-K dated August 8, 2005.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACCO BRANDS CORPORATION

By:	/s/	David D. Campbell
David D. Campbell
Chairman of the Board and Chief
Executive Officer

By:	/s/	Neal V. Fenwick
Neal V. Fenwick
Executive Vice President and Chief
Financial Officer

August 29, 2005

EXHIBIT INDEX

Exhibit 2.1:	Agreement and Plan of Merger, dated as of March 15, 2005, by and among Fortune Brands, Inc. (“Fortune”), ACCO Brands Corporation (“ACCO”), Gemini Acquisition Sub, Inc. (“Acquisition Sub”) and General Binding Corporation (“GBC”), incorporated by reference herein to Annex A to ACCO’s Registration Statement on Form S-4/A (Registration No. 333-124946).

Exhibit 2.2:	Amendment to Agreement and Plan of Merger, dated as of August 4, 2005, by and among Fortune, ACCO, Acquisition Sub and GBC, incorporated by reference herein to Exhibit 2.1 to ACCO’s Current Report on Form 8-K dated August 8, 2005.

Exhibit 2.3:	Distribution Agreement, dated as of March 15, 2005, by and between Fortune and ACCO, incorporated by reference herein to Annex B to ACCO’s Registration Statement on Form S-4/A (Registration No. 333-124946).

Exhibit 2.4:	Amendment to Distribution Agreement, dated as of August 4, 2005, by and between Fortune and ACCO, incorporated by reference herein to Exhibit 2.2 to ACCO’s Current Report on Form 8-K dated August 8, 2005.

Exhibit 3.1:	Restated Certificate of Incorporation of ACCO, incorporated by reference herein to Exhibit 3.1 to ACCO’s Current Report on Form 8-K dated August 17, 2005.

Exhibit 3.2:	Certificate of Designation of Series A Junior Participating Preferred Stock of ACCO, incorporated by reference herein to Exhibit 3.2 to ACCO’s Current Report on Form 8-K dated August 17, 2005.

Exhibit 3.2:	Amended By-laws of ACCO, incorporated by reference herein to Exhibit 3.3 to ACCO’s Current Report on Form 8-K dated August 17, 2005.

Exhibit 4.1:	Rights Agreement, dated as of August 16, 2005, by and between ACCO and Wells Fargo Bank, National Association, as Rights Agent, incorporated by reference herein to Exhibit 4.1 to ACCO’s Current Report on Form 8-K dated August 17, 2005.

Exhibit 4.2:	Escrow Agreement, dated as of August 5, 2005, by and among Citibank, N.A., Agency & Trust, ACCO Finance I, Inc. (“Finance”), ACCO and Wachovia Bank, National Association, incorporated by reference herein to Exhibit 4.1 to ACCO’s Current Report on Form 8-K dated August 8, 2005.

Exhibit 4.3:	Indenture, dated as of August 5, 2005, by and between Finance and Wachovia Bank, National Association, as trustee, incorporated by reference herein to Exhibit 4.2 to ACCO’s Current Report on Form 8-K dated August 8, 2005.

Exhibit 4.4:	Supplemental Indenture, dated as of August 17, 2005, by and among ACCO, the Guarantors signatory thereto and Wachovia Bank, National Association, as Trustee, incorporated by reference herein to Exhibit 4.1 to ACCO’s Current Report on Form 8-K dated August 23, 2005.

Exhibit 4.4:	Form of 7 5/8% Senior Subordinated Note due 2015 (included in Exhibit 4.3 hereto).

Exhibit 4.5:	Registration Rights Agreement, dated as of August 5, 2005, by and among Finance and the Initial Purchasers listed therein, incorporated by reference herein to Exhibit 4.4 to ACCO’s Current Report on Form 8-K dated August 8, 2005.

Exhibit 4.6:	Joinder Agreement, dated as of August 17, 2005, by and among ACCO, the Guarantors signatory thereto and Citigroup Global Markets Inc. and Goldman, Sachs & Co., as representatives of the Initial Purchasers, incorporated by reference herein to Exhibit 4.2 to ACCO’s Current Report on Form 8-K dated August 23, 2005.

Exhibit 10.1:	Credit Agreement, dated as of August 17, 2005, by and among ACCO, ACCO Brands Europe Ltd., Furlon Holding B.V. (to be renamed ACCO Nederland Holdings B.V.) and the lenders and issuers party hereto, Citicorp North America, Inc., as Administrative Agent, and ABN AMRO Bank, N.V., as Syndication Agent, incorporated by reference herein to Exhibit 10.1 to ACCO’s Current Report on Form 8-K dated August 23, 2005.

Exhibit 10.2:	ACCO Brands Corporation 2005 Long-Term Incentive Plan, incorporated by reference herein to Exhibit 10.1 to ACCO’s Current Report on Form 8-K dated August 8, 2005.

Exhibit 10.3:	ACCO Brands Corporation 2005 Assumed Option and Restricted Stock Unit Plan, together with Sub-Plan A thereto, incorporated by reference herein to Exhibit 10.2 to ACCO’s Current Report on Form 8-K dated August 8, 2005.

Exhibit 10.4:	Copy of resolutions of the Board of Directors of ACCO, adopted August 3, 2005, approving the conversion to ACCO stock options of certain stock options granted pursuant to the Fortune Brands, Inc. 1999 Long-Term Incentive Plan (the “Fortune 1999 LTIP”), the Fortune Brands, Inc. 2003 Long-Term Incentive Plan (the “Fortune 2003 LTIP”), the General Binding Corporation 1989 Stock Option Plan, as amended and restated (the “GBC 1989 Stock Option Plan”), the General Binding Corporation 2001 Stock Incentive Plan for Employees (the “GBC 2001 Stock Plan”) and the General Binding Corporation Non-Employee Directors 2001 Stock Option Plan (the “GBC 2001 Directors Plan”) and the conversion to ACCO restricted stock units of certain restricted stock units that did not vest in full upon consummation of the merger of Acquisition Sub and GBC.

Exhibit 10.5:	Form of Nonqualified Stock Option Award Notice and Terms and Conditions for awards under the Fortune 2003 LTIP, incorporated herein by reference to Exhibit 10a1 to Fortune’s Quarterly Report on Form 10-Q dated November 9, 2004 (File No. 1-9076).

Exhibit 10.6:	Form of Nonqualified Stock Option Award Notice and Terms and Conditions for awards under the Fortune 2003 LTIP.

Exhibit 10.7:	Form of Incentive Stock Option Award Notice and Terms and Conditions for awards under the Fortune 2003 LTIP, incorporated herein by reference to Exhibit 10b1 to Fortune’s Quarterly Report on Form 10-Q dated November 9, 2004 (File No. 1-9076).

Exhibit 10.8:	Forms of Nonqualified Stock Option Award Notices and Terms and Conditions for awards under the Fortune 1999 LTIP.

Exhibit 10.9:	Forms of Incentive Stock Option Award Notices and Terms and Conditions for awards under the Fortune 1999 LTIP.

Exhibit 10.10:	Form of Stock Option Agreement for options granted on February 23, 2005 under the GBC 2001 Stock Plan, incorporated herein by reference to Exhibit 10.3 to GBC’s Current Report on Form 8-K dated March 21, 2005 (File No. 000-02604).

Exhibit 10.11:	Form of Stock Option Agreement for options granted under the GBC 2001 Stock Plan.

Exhibit 10.12:	Form of Stock Option Agreement for options granted under the GBC 1989 Stock Option Plan.

Exhibit 10.13:	Forms of Stock Option Agreements for options granted under the GBC 2001 Directors Plan.

Exhibit 10.14:	Form of 2005 Restricted Stock Unit Grant Notice for restricted stock units awarded on February 23, 2005 under the GBC 2001 Stock Plan, incorporated herein by reference to Exhibit 10.5 to GBC’s Current Report on Form 8-K dated March 21, 2005 (File No. 000-02604).

Exhibit 10.15:	Form of 2004 Restricted Stock Unit Grant Notice for restricted stock units awarded on February 26, 2004 under the GBC 2001 Stock Plan.

Exhibit 10.16:	ACCO Brands Corporation Annual Executive Incentive Compensation Plan, incorporated by reference herein to Exhibit 10.3 to ACCO’s Current Report on Form 8-K dated August 8, 2005.

Exhibit 10.17:	Tax Allocation Agreement, dated as of August 16, 2005, by and between Fortune and ACCO, incorporated by reference herein to Exhibit 10.1 to ACCO’s Current Report on Form 8-K dated August 17, 2005.

Exhibit 10.18:	Tax Allocation Agreement, dated as of August 16, 2005, by and between GBC and Lane Industries, Inc., incorporated by reference herein to Exhibit 10.2 to ACCO’s Current Report on Form 8-K dated August 17, 2005.

Exhibit 10.19:	Executive Severance/Change in Control Agreement, dated as of August 26, 2000, by and between Steven Rubin and GBC, incorporated by reference herein to Exhibit 10.15 to GBC’s Annual Report on Form 10-K dated March 15, 2005.

Exhibit 10.20:	Executive Severance/Change in Control Agreement, dated as of August 26, 2000, by and between John E. Turner and GBC, incorporated by reference herein to Exhibit 10.18 to GBC’s Annual Report on Form 10-K dated March 15, 2005.

Exhibit 18.1:	Letter regarding change in accounting principles from PricewaterhouseCoopers LLP dated August 29, 2005.

Exhibit 31.1:	Certificate of Chief Executive Officer required under Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2:	Certificate of Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1:	CEO Certificate required under Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2:	CFO Certificate required under Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99:	Purchase Agreement dated as of August 2, 2005 by and among Finance and the Initial Purchasers listed therein, incorporated by reference herein to Exhibit 99.1 to ACCO’s Current Report on Form 8-K dated August 8, 2005.