Form 10-Q
period 2005-09-30
ACCO BRANDS CORP
filed 2005-11-15
CIK 712034

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File Number 001-08454
ACCO Brands Corporation
(Exact Name of Registrant as Specified in Its Charter)

Delaware	36-2704017
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
300 Tower Parkway
Lincolnshire, Illinois 60069
(Address of Registrant’s Principal Executive Office, Including Zip Code)
(847) 541-9500
(Registrant’s Telephone Number, Including Area Code)
N/A
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to the filling requirements for at least the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
Class	October 31, 2005

Common Stock, $.01 par value	52,437,384

The Company has been unable to complete all aspects of this Form 10-Q for the quarter ended September 30, 2005 on, or prior to, the required filing date of November 14, 2005. The principal reason for this delay, which the Company believes, will be resolved on or prior to November 19, 2005 is that the Company has not yet been able to complete Note 14 to its Condensed Consolidated Financial Statements. This Note is to contain condensed consolidating financial information for twelve of the Company’s wholly-owned subsidiaries, each of which is a guarantor of the Company’s senior subordinated notes as described in Note 3 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2005 which is hereby incorporated by reference. The certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been omitted from this Quarterly Report on Form 10-Q based solely upon the Company’s incomplete Note 14 and will be included with the amended Form 10-Q upon filing thereof.
The Company’s Independent Registered Public Accounting Firm has not completed their review of this Form 10-Q.

ACCO Brands Corporation and Subsidiaries
Form 10-Q
For the Quarter Ended September 30, 2005

PART I. Financial Information

Item 1.	Financial Statements
ACCO Brands Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

	Sept. 30,	December 27,
	2005	2004

	(Unaudited)
	(In millions of dollars)
ASSETS
Current assets:
Cash and equivalents	$71.0	$79.8
Receivables, net	426.7	320.1
Inventories, net
Raw materials	42.0	24.7
Work in process	11.2	5.8
Finished products	227.7	142.0

	280.9	172.5
Deferred income taxes	32.5	4.2
Other current assets	38.9	19.9

Total current assets	850.0	596.5
Property, plant and equipment, net	246.7	157.7
Deferred income taxes	—	21.7
Goodwill, net	400.5	—
Identifiable intangibles, net	243.3	117.6
Prepaid pension	87.2	87.1
Other assets	56.4	3.9

Total assets	$1,884.1	$984.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable to banks	$9.0	$0.1
Current portion of long term debt	18.7	—
Accounts payable	154.9	120.6
Accrued income taxes	20.4	14.3
Accrued customer programs	124.8	81.6
Accrued compensation, restructuring, and other liabilities	122.9	108.2

Total current liabilities	450.7	324.8
Long term debt	930.9	—
Postretirement and other liabilities	90.2	42.9

Total liabilities	1,471.8	367.7

Stockholders’ equity
Common stock	0.5	0.1
Treasury stock, at cost	(1.1)	—
Paid-in capital	1,343.9	1,835.1
Unearned compensation	(5.6)	—
Parent company investment	—	(269.5)
Accumulated other comprehensive income	9.2	15.9
Accumulated deficit	(934.6)	(964.8)

Total stockholders’ equity	412.3	616.8

Total liabilities and stockholders’ equity	$1,884.1	$984.5

See notes to condensed consolidated financial statements.

ACCO Brands Corporation and Subsidiaries
Condensed Consolidated Statements of Income

	Three Months Ended		Nine Months Ended

	Sept. 30,	Sept. 25,	Sept. 30,	Sept. 25,
	2005	2004	2005	2004

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(In millions, except per share data)
Net sales	$421.7	$303.8	$973.7	$843.4

Cost of products sold	300.0	208.4	689.7	591.5
Advertising, selling, general and administrative expenses	88.5	59.0	202.0	182.7
Amortization of intangibles	1.4	0.3	2.4	0.9
Restructuring charges	0.3	—	0.3	19.4

Operating income	31.5	36.1	79.3	48.9
Interest expense, net, including allocation from parent	7.9	2.1	12.0	6.0
Other (income) expense, net	(1.1)	(0.5)	0.6	—

Income before income taxes and change in accounting principle	24.7	34.5	66.7	42.9
Income taxes	21.1	(4.0)	38.1	2.3

Net income before change in accounting principle	3.6	38.5	28.6	40.6
Change in accounting principle	—	—	1.6	—

Net income	$3.6	$38.5	$30.2	$40.6

Basic earnings per common share:
Income before change in accounting principle	$0.08	$1.10	$0.76	$1.16
Change in accounting principle	$—	$—	$0.04	$—
Net income	$0.08	$1.10	$0.80	$1.16
Diluted earnings per common share:
Income before change in accounting principle	$0.08	$1.08	$0.75	$1.15
Change in accounting principle	$—	$—	$0.04	$—
Net income	$0.08	$1.08	$0.79	$1.15
Weighted average number of shares outstanding:
Basic	43.4	35.0	37.8	35.0
Diluted	44.4	35.5	38.5	35.5
Actual shares at end of period	52.4	35.0	52.4	35.0
Fully diluted shares at end of period	53.7	35.5	53.7	35.5
See notes to condensed consolidated financial statements.

ACCO Brands Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
Nine months ended September 30, 2005 and September 25, 2004

	Nine Months Ended
	September

	2005	2004

	(Unaudited)
Operating activities
Net income	$30.2	$40.6
Restructuring non-cash charges	—	6.3
(Gain) loss on sale of fixed assets	(1.7)	1.0
Depreciation	21.1	21.2
Amortization of debt issuance costs	0.5	—
Amortization of intangibles	2.4	0.9
Amortization of inventory acquisition step-up value	3.7	—
Decrease in deferred income taxes	(2.6)	(9.1)
Decrease (increase) in accounts receivable	24.6	(6.9)
(Increase) in inventories	(5.4)	(5.5)
(Increase) other assets	(3.6)	(22.8)
(Decrease) increase in accounts payable, accrued expense and other liabilities	(50.2)	15.5
Increase (decrease) in accrued taxes	4.5	(6.8)
Other operating activities, net	(1.2)	—

Net cash provided by operating activities	22.3	34.4
Investing activities
Additions to property, plant and equipment	(19.3)	(16.0)
Proceeds from the disposition of property, plant and equipment	2.2	21.1
Cost of acquisition, net of cash acquired	(0.9)	—
Other investing activities	1.0	—

Net cash (used) provided by investing activities	(17.0)	5.1
Financing activities
Decrease in parent company investment	(23.0)	(31.2)
Net dividends paid	(625.0)	—
Proceeds from long-term borrowings	950.0	—
Repayments of long-term debt	(293.6)	—
Proceeds from short-term borrowings	6.3	—
Repayments of short-term debt	(6.3)	—
Cost of debt issuance	(26.1)	—
Other financing activities	6.0	(2.7)

Net cash used by financing activities	(11.7)	(33.9)
Effect of foreign exchange rate changes on cash	(2.4)	0.3

Net (decrease) increase in cash and cash equivalents	(8.8)	5.9
Cash and cash equivalents
Beginning of year	79.8	60.5

End of period	$71.0	$66.4

	2005	2004

Significant Non-Cash Transactions:
Common stock issued in connection with the acquisition of GBC	$392.4	—
See notes to condensed consolidated financial statements.

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

1.	Basis of Presentation
      ACCO Brands Corporation (“ACCO Brands” or the “Company”), formerly doing business under the name ACCO World Corporation (“ACCO World”), supplies branded office products to the office products resale industry. On August 16, 2005, Fortune Brands, Inc. (“Fortune Brands” or the “Parent”), then the majority stockholder of ACCO World, completed its spin-off of the Company by means of the pro rata distribution (the “Distribution”) of all outstanding shares of ACCO Brands held by Fortune Brands to its stockholders. In the Distribution, each Fortune Brands stockholder received one share of ACCO Brands common stock for every 4.255 shares of Fortune Brands common stock held of record as of the close of business on August 9, 2005. Following the Distribution, ACCO Brands became an independent, separately traded, publicly held company. On August 17, 2005, pursuant to an Agreement and Plan of Merger dated as of March 15, 2005, as amended as of August 4, 2005 (the “Merger Agreement”), by and among Fortune Brands, ACCO Brands, Gemini Acquisition Sub, Inc., a wholly-owned subsidiary of the Company (“Acquisition Sub”) and General Binding Corporation (“GBC”), Acquisition Sub merged with and into GBC (the “Merger”). Each outstanding share of GBC common stock and GBC Class B common stock was converted into the right to receive one share of ACCO Brands common stock and each outstanding share of Acquisition Sub common stock was converted into one share of GBC common stock. As a result of the Merger, the separate corporate existence of Acquisition Sub ceased and GBC continues as the surviving corporation and a wholly-owned subsidiary of ACCO Brands. In this report, references to “we”, “our” and “the Company” refer to ACCO Brands and its consolidated subsidiaries as a whole, unless the context otherwise requires.
      The condensed consolidated balance sheet as of September 30, 2005, the related condensed consolidated statements of income for the three months and nine months ended September 30, 2005 and September 25, 2004, and the related condensed consolidated statements of cash flows for the nine months ended September 30, 2005 and September 25, 2004 are unaudited. In the opinion of management, all adjustments consisting of only normal recurring adjustments necessary for a fair presentation of the financial statements have been included. Interim results may not be indicative of results for a full year.
      The Company has been unable to complete all aspects of this Form 10-Q for the quarter ended September 30, 2005 on, or prior to, the required filing date of November 14, 2005. The principal reason for this delay, which the Company believes, will be resolved on or prior to November 19, 2005 is that the Company has not yet been able to complete Note 14 to its Condensed Consolidated Financial Statements. This Note is to contain condensed consolidating financial information for twelve of the Company’s wholly-owned subsidiaries, each of which is a guarantor of the Company’s senior subordinated notes as described in Note 3 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2005 which is hereby incorporated by reference. The certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been omitted from this Quarterly Report on Form 10-Q based solely upon the Company’s incomplete Note 14 and will be included with the amended Form 10-Q upon filing thereof.
      The Company’s Independent Registered Public Accounting Firm has not completed their review of this Form 10-Q.
      The Company has elected to report its expenses for shipping and handling as a component of cost of products sold. The Company has defined such costs as those to ship and move product from the seller’s place of business to the buyer’s place of business, as well as costs to store, move and prepare products for shipment. The consolidated statements of income for all periods presented have been adjusted to reflect this change in presentation. For the quarter and nine months ended September 30, 2005, the amounts which have been reclassified from advertising, selling, general and administrative expenses to cost of products sold are $39.1 million and $91.6 million, respectively. For the quarter and nine months ended September 25, 2004, the amounts which have been reclassified from advertising, selling, general and administrative expenses to cost of products sold are $25.2 million and $71.9 million, respectively.

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)
      During the third quarter of 2005, the Company changed its financial reporting to a calendar month end, from the previous 25th day of the last month of our interim reporting periods and 27th day of the last month of our annual reporting period. The change to a calendar month end was made to better align the reporting calendars of ACCO Brands’ companies and the acquired GBC companies. The period change affected the Company’s ACCO North American businesses and contributed five additional days to the third quarter of 2005. The financial statements for the three and nine months ended September 30, 2005 include the estimated benefit of additional net sales, operating income, and net income of $10.0 million, $0.5 million, and $0.3 million, respectively.
      The Company has hedged the net assets of certain of its foreign operations through cross currency swaps. The swaps have served as effective net investment hedges for accounting purposes. Any increase or decrease in the fair value of the swaps is recorded as a component of accumulated other comprehensive income. The net after-tax income related to derivative net investment hedge instruments recorded in accumulated other comprehensive income totaled $1.3 million as of September 30, 2005.
      The Company also uses interest rate swaps to manage its exposure to interest rate movements and to reduce borrowing costs. The Company accounts for interest rate swaps as fair value hedges and records gains and losses related to these derivative instruments as components of interest expense.
      The financial statements include the allocation of general and administrative expenses and interest expense from Fortune Brands, Inc. (as further described in note 5. “Parent Company Investment” to the financial statements contained herein) up to the date of the Distribution. The financial statements are prepared on a basis consistent with that contained in the Company’s Registration Statement on Form S-4/ A, except that the financial statements for 2005 also include the cumulative effect of a change in accounting principle related to the elimination of a one month lag in reporting by two of the Company’s foreign subsidiaries to align their reporting period with the Company’s fiscal calendar.
      The effect of this change for the three months ended March 25, 2005 was as follows:

	Three Months Ended March 25, 2005

			Restated for
		Effect of	Effect of
		Change in	Change in
		Accounting	Accounting
	As Reported	Principle	Principle

	(In million of dollars)
Net sales	$275.2	$(2.8)	$272.4

Cost of products sold	168.5	(1.9)	166.6
Advertising, selling, general and administrative expenses	82.5	(0.5)	82.0
Amortization of intangibles	0.6	—	0.6
Interest expense, including allocation from parent	2.1	—	2.1
Other expense (income), net	1.2	(0.1)	1.1

Income (loss) before income taxes and change in accounting principle	20.3	(0.3)	20.0
Income taxes	9.8	(0.1)	9.7

Income (loss) before change in accounting principle	10.5	(0.2)	10.3
Change in accounting principle	—	1.6	1.6

Net income	$10.5	$1.4	$11.9

      The condensed consolidated financial statements and notes do not contain certain information included in our annual consolidated financial statements and notes. The year-end condensed consolidated

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)
balance sheet was derived from the audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These interim statements should be read in conjunction with the consolidated financial statements and notes in the 2004 audited historical financial statements included in the Registration Statement on Form S-4/ A.
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
      In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R (SFAS No. 123R), “Share-Based Payments,” the provisions of which will become effective for the Company on January 1, 2006. SFAS No. 123R requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant date fair value of those awards. While the fair-value-based method prescribed by SFAS No. 123R is similar to the fair-value-based method that is disclosed under the provisions of SFAS No. 123 in most respects, there are some differences. The Company has not yet determined which transition method it will apply when it adopts the provisions of SFAS No. 123R. Under SFAS No. 123R, compensation cost is recognized for all share-based payments granted on, or after, January 1, 2006, plus any awards granted to employees prior to 2006 that remain unvested at that time. The Company has not yet estimated the impact of adopting SFAS No. 123R.
      In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151, “Inventory Costs” (SFAS No. 151). The provisions of this statement will become effective for the Company in 2006. SFAS No. 151 amends the existing guidance on the recognition of inventory costs to clarify the accounting for abnormal amounts of idle expense, freight, handling costs and wasted material (spoilage). The adoption of this Statement is not expected to have a material impact on the valuation of inventory or operating results.

2.	Stock Based Compensation
      Prior to the Distribution, the Company had no employee stock option plan; however, certain employees of the Company had been granted stock options and performance awards under the incentive plans of Fortune Brands. Certain other employees of the Company had been granted stock options and performance awards under the incentive plans of GBC. At the date of the Distribution, ACCO employee unvested stock options of Fortune Brands, and, both vested and unvested GBC employee stock options and unvested restricted stock units of GBC were converted to stock options and restricted stock units of ACCO Brands using the same conversion ratios as were used to convert outstanding common stock. The Company applies the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for these plans. In accordance with the intrinsic value method, no compensation expense is recognized for the Company when stock options are granted as such options are granted with exercise prices at or above the market value of the stock on the date of the grant. However, the Company does record compensation expense related to the awards of restricted stock units. The strike price and the value of the Company’s stock options were remeasured as a result of the Distribution. The option’s strike prices were remeasured using the same conversion ratios as were used to convert the outstanding common stock and the intrinsic value of the options was the same before and after the Distribution. Unvested GBC stock options and restricted stock units at the date of the merger have been revalued upon the GBC closing stock price just prior to the merger and compensation expense will be recorded over the remaining vesting periods of the awards.

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)
      The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to all stock-based compensation:

	Three Months
	Ended
	September 30,

	2005	2004

	(In millions of
	dollars, except
	share data)
Net Income — as reported	$3.6	$38.5
Add: Stock based employee compensation (performance awards) included in reported net income, net of tax	0.0	0.1
Deduct: Total stock based employee compensation (stock options and performance awards) determined under the fair-value based method for all awards, net of tax	(0.2)	(0.8)

Pro forma net income	$3.4	$37.8

Pro forma net earnings per share — basic	$0.08	$1.08

Pro forma net earnings per share — diluted	$0.07	$1.06

	Nine Months
	Ended
	September 30,

	2005	2004

	(In millions of
	dollars, except
	share data)
Net Income — as reported	$30.2	$40.6
Add: Stock based employee compensation (performance awards) included in reported net income, net of tax	0.3	0.4
Deduct: Total stock based employee compensation (stock options and performance awards) determined under the fair-value based method for all awards, net of tax	(2.3)	(2.5)

Pro forma net income	$28.2	$38.5

Pro forma net earnings per share — basic	$0.75	$1.10

Pro forma net earnings per share — diluted	$0.72	$1.08

      The Company applies the “nominal vesting period approach” under APB 25, recognizing pro forma compensation cost over the vesting period of the option, including for awards held by individuals who are eligible for retirement provisions under the applicable plan. Upon adoption of SFAS No. 123(R) “Share Based Payment”, expected to be January 1, 2006, the Company will adopt the non-substantive vesting period approach to recognize expense for retirement eligible employees over a period of not to exceed the date of retirement eligibility. The impact of this change is not currently known.

3.	Debt
      In conjunction with the spin-off of ACCO World to the shareholders of Fortune Brands and the Merger, ACCO Brands issued $350 million in senior subordinated notes with a fixed interest rate of 7.625% due 2015 (the “Notes”). Additionally, ACCO Brands and a subsidiary of ACCO Brands located in the United Kingdom and a subsidiary of ACCO Brands located in the Netherlands have entered into

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)
the following new senior secured credit facilities with Citicorp North America, Inc., ABN AMRO Bank, N.V. and a syndicate of other lenders.
      The senior secured credit facilities provide for the following facilities:

•	a $400.0 million U.S. term loan facility, with quarterly amortization, maturing on August 17, 2012, with interest based on either LIBOR or a base rate;

•	a $130.0 million U.S. dollar revolving credit facility (including a $40.0 million letter of credit sublimit) maturing on August 17, 2010, with interest based on either LIBOR or a base rate;

•	a £63.6 million sterling term loan facility, with quarterly amortization, maturing on August 17, 2010, with interest based on GBP LIBOR;

•	a €68.2 million euro term loan facility, with quarterly amortization, maturing on August 17, 2010, with interest based on EURIBOR; and

•	a $20.0 million dollar equivalent euro revolving credit facility maturing on August 17, 2010 with interest based on EURIBOR.
      ACCO Brands is the borrower under the U.S. term loan facility and the U.S. dollar revolving credit facility, the United Kingdom subsidiary is the borrower under the sterling term loan facility and the dollar equivalent euro revolving credit facility and the Netherlands subsidiary is the borrower under the euro term loan facility. Borrowings under the facilities are subject to a “pricing grid” which provides for lower interest rates in the event that certain financial ratios improve in future periods.
      The net proceeds of the Notes issue, together with borrowings under the new senior secured credit facilities and cash on hand were used to finance the repayment of special dividend notes issued by ACCO World to its stockholders, repay existing indebtedness of GBC and ACCO World and fund fees and expenses related to the note offering.
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

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)
      As of September 30, 2005 the amount available for borrowings under the Revolving Credit Facility was $145.9 million (allowing for $4.1 million of letters of credit outstanding on that date.)
      As of and for the period ended September 30, 2005, the Company was in compliance with all applicable covenants.
      Long-term debt consisted of the following at September 30, 2005 (in millions of dollars):

September 30,
2005

Credit Facilities
U.S. Dollar borrowings — Term B Notes (weighted average floating interest rate of 5.51% at September 30, 2005)	$400.0
British Pounds borrowings — Term A Notes (weighted average floating interest rate of 6.59% at September 30, 2005)	114.7
Euro borrowings — Term A Notes (weighted average floating interest rate of 4.18% at September 30, 2005)	84.2
Notes Payable
Senior Subordinated Notes, U.S. Dollars borrowing, due 2015 — (fixed interest rate of 7.625%)	350.0
Other Debt	9.7

Total Debt	958.6
Less-current portion of long-term debt	(27.7)

Total Long-term debt	$930.9

4.	Spin-off of the Company and Acquisition
      The Distribution and the Merger were unanimously approved by the board of directors of Fortune Brands, Inc. and the Merger was approved by GBC shareholders on August 15, 2005. The name of the new company formed is ACCO Brands Corporation, and the Company is listed on the New York Stock Exchange under the symbol ABD.
      Just prior to the Distribution, the Company declared a dividend of $625.0 million to its shareholders, which was paid during the quarter ended September 30, 2005.

5.	Parent Company Investment
      Certain services were provided to the Company by Fortune Brands, prior to the Distribution. Executive compensation and consulting expenses which were paid by the Parent on behalf of the Company have been allocated based on actual direct costs incurred up to the date of the Distribution. Where specific identification of expenses was not practicable, the cost of such services was allocated based on the most relevant allocation method to the service provided. Costs for the most significant of these services, legal and internal audit, were allocated to the Company based on the relative percentage of net sales and total assets, respectively, of the Company to the Parent. The cost of all other services have been allocated to the Company based on the most relevant allocation method to the service provided, either net sales of the Company as a percentage of net sales of the Parent, total assets of the Company as a percentage total assets of the Parent, or headcount of the Company as a percentage of headcount of the Parent. Total expenses and other adjustments allocated to the Company were $(0.1) million and $0.6 million for the period of June 26, 2005 through August 16, 2005 and three months ended September 25, 2004,

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)
respectively, and $1.3 million and $2.9 million for the period from December 28, 2004 to August 16, 2005 and nine months ended September 25, 2004 respectively.
      In addition, interest expenses associated with the Parent’s outstanding debt have been allocated to the Company up to the date of the Distribution based upon average net assets of the Company as a percentage of average net assets plus average consolidated debt not attributable to other operations of the Parent. The Company believes this method of allocating interest expense produces reasonable results because average net assets are a significant factor in determining the amount of parent company borrowings. No debt has been allocated by the Parent to the Company’s balance sheet. Total interest expense allocated to the Company was $0.2 million and $2.5 million for the period of July 1, 2005 through August 16, 2005 and three months ended September 25, 2004, respectively and $5.4 million and $7.4 million for the period from December 28, 2004 to August 16, 2005 and the nine months ended September 25, 2004 respectively.

6.	Pension and Other Retiree Benefits
      The components of net periodic benefit cost for pension and postretirement benefits for the three months ended September 30, 2005 and September 25, 2004 and nine months ended September 30, 2005 and September 25, 2004 are as follows:

	Three Months Ended

	Pension		Postretirement
	Benefits		Benefits

	Sept. 30,	Sept. 25,	Sept. 30,	Sept. 25,
	2005	2004	2005	2004

	(In millions of dollars)
Service cost	$2.0	$1.8	$0.1	$—
Interest cost	4.7	4.4	0.1	0.2
Expected return on plan assets	(6.4)	(5.6)	—	—
Amortization of prior service cost	0.3	0.2	—	—
Amortization of net loss/(gain)	1.0	1.1	(0.2)	(0.2)
Curtailment loss/(gain)	—	0.2	—	(0.1)

Net periodic benefit cost	$1.6	$2.1	$—	$(0.1)

	Nine Months Ended

	Pension		Postretirement
	Benefits		Benefits

	Sept. 30,	Sept. 25,	Sept. 30,	Sept. 25,
	2005	2004	2005	2004

	(In millions of dollars)
Service cost	$6.1	$5.4	$0.2	$0.1
Interest cost	13.9	13.1	0.4	0.5
Deferred asset gain	—	0.1	—	—
Expected return on plan assets	(18.6)	(16.9)	—	—
Amortization of prior service cost	0.9	0.7	—	—
Amortization of net loss/(gain)	3.4	3.3	(0.7)	(0.7)
Curtailment loss/(gain)	—	0.4	—	(0.4)

Net periodic benefit cost	$5.7	$6.1	$(0.1)	$(0.5)

      The Company expects to contribute approximately $7.4 million to its pension plans in 2005. For the nine months ended September 30, 2005 the Company has contributed approximately $5.2 million.

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

7.	Acquisitions
      As discussed above, the Company completed the acquisition of all of the issued and outstanding capital stock of GBC. The Company issued 17.1 million shares at a fair value of $392.5 million and assumed proceeds of $26.8 million for GBC stock options and restricted stock units outstanding as of the merger date. The acquisition has been accounted for using the purchase method of accounting in accordance with SFAS 141, “Business Combinations.” The following table presents the preliminary allocation of purchase price to assets acquired and liabilities assumed based on estimated fair values:

	August 17, 2005

	(Unaudited)
	(In millions of dollars)
Purchase price, net of cash		$420.2
Less: Assets acquired
Accounts receivable	$135.8
Inventory	109.2
Current deferred tax assets	22.9
Other current assets	11.2
Fixed assets	94.3
Identifiable intangible assets	129.0
Other assets	37.6

		540.0
Plus: Liabilities acquired
Accounts payable and accrued liabilities	$145.7
Debt and accrued interest	299.6
Non-current deferred tax liabilities	45.3
Other liabilities	29.7

		520.3

Goodwill/ Excess of purchase price over fair value of net assets		$400.5

      The amount allocated to goodwill is reflective of the benefit the Company expects to realize from expanding its presence in the office products market through GBC and from expected synergies. Of the $129.0 million preliminarily assigned to intangible assets, $38.2 million was assigned to customer relationships with estimated remaining amortizable lives of approximately 13.5 years, amortizing on an accelerated basis, and $10.5 million was assigned to developed technology with an estimated life of approximately 8.5 years. The remaining $80.3 million was preliminarily assigned to indefinite-lived intangibles, primarily trademarks other than goodwill. The allocation of the purchase price is preliminary and is based on management’s current estimates of the fair value of the assets acquired and pre-acquisition contingencies and other potential liabilities. Preliminary external valuations have been considered in management’s estimates of the fair values. The final purchase price allocation will be completed after asset and liability valuations are finalized. Final adjustments will change the allocation of the purchase price, which will affect the fair value assigned to the assets, including amounts preliminarily allocated to intangible assets with indefinite lives, goodwill and assumed liabilities.

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)
      The following table provides unaudited pro forma results of operations for the periods noted below, as if the acquisition had occurred on the first day of the Company’s fiscal year, December 28, for each of 2005 and 2004. The pro forma amounts are not necessarily indicative of the results that would have occurred if the acquisition had been completed at that time.

	Three Months Ended		Nine Months Ended

	Sept. 30,	Sept. 25,	Sept. 30,	Sept. 25,
	2005	2004	2005	2004

	(Unaudited)
(In millions except per share data)
Revenues	$504.6	$479.5	$1,423.1	$1,363.9
Income (loss) before change in accounting principle	(1.1)	38.8	12.4	33.9
Change in accounting principle, net of tax	—	—	1.6	—
Net income (loss)	(1.1)	38.8	14.0	33.9
Basic earnings (loss) per share, before change in accounting principle	$(0.02)	$0.75	$0.24	$0.66
Diluted earnings (loss) per share, before change in accounting principle	$(0.02)	$0.73	$0.23	$0.64
Basic earnings (loss) per share, net income	$(0.02)	$0.75	$0.27	$0.66
Diluted earnings (loss) per share, net income	$(0.02)	$0.73	$0.26	$0.64
Basic weighted average shares	52.0	51.2	51.6	51.1
Diluted weighted average shares:	53.3	52.8	53.1	52.8
      The pro forma amounts are based on the historical results of operations, and are adjusted for amortization of definite lived intangibles and property, plant and equipment, and other charges related to acquisition accounting which will continue beyond the first full year of acquisition. The pro forma results of operations include for the three and nine months ended September 30, 2005, $3.7 million of expense related to the step up in inventory value that was recognized as an adjustment to the opening balance sheet of GBC; similar amounts are not included in the three and nine months ended September 25, 2004. In addition, the 2005 results of operations include expenses incurred by both ACCO and GBC related to the merger and integration of the companies, and to the spin-off of ACCO from Fortune Brands, which for the three and nine months ended September 30, 2005 were $7.8 million and $12.8 million, respectively.

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

8.	Stockholders Equity
      The significant changes in stockholders equity during the nine month period ended September 30, 2005 as a result of the spin-off from Fortune Brands and the merger with GBC are as follows:

					Accumulated
		Parent			Other		Accumulated
	Common	Company	Paid-in	Unearned	Comprehensive	Treasury	Earnings
(in millions of dollars)	Stock	Investment	Capital	Compensation	Loss	Stock	Deficit	Total

Balance at December 27, 2004	$0.1	$(269.5)	$1,835.1	$—	$15.9	$—	$(964.8)	$616.8

Comprehensive income
Net income	—	—	—	—	—	—	30.2	30.2
Minimum pension liability adjustment	—	—	—	—	1.3	—	—	1.3
Changes during the year	—	—	—	—	(8.0)	—	—	(8.0)

Total comprehensive income (loss)	—	—	—	—	(6.7)	—	30.2	23.5
Transfers to Parent, net	—	(22.6)	—	—	—	—	—	(22.6)
Dividends	—	—	(625.0)	—	—	—	—	(625.0)
Stock issuances — spin-off from parent	0.3	292.1	(292.4)	—	—	—	—	—
Stock issuances — GBC acquisition	0.1	—	392.3	—	—	—	—	392.4
Impact of assumed GBC stock compensation	—	—	26.8	(5.6)	—	—	—	21.2
Stock issuances — stock options and restricted stock units	—	—	2.9	—	—	(1.1)	—	1.8
Tax benefit from stock options	—	—	4.2	—	—	—	—	4.2
Balance at September 30, 2005	$0.5	$—	$1,343.9	$(5.6)	$9.2	$(1.1)	$(934.6)	$412.3

9.	Income Taxes
      During the nine month period ended September 30, 2005, the Company recorded income tax expense of $38.1 million. Included in the amount is an expense of $11.4 million recorded in the current quarter for the tax on certain unrepatriated foreign earnings as a result of a reorganization to facilitate the merger of various foreign operations. This expense may subsequently be reversed in part or in full if proposed tax legislation is passed or if certain tax planning efforts can be implemented. Also included in the nine month period tax expense was $1.7 million related to foreign earnings no longer considered permanently reinvested. Of this charge, $1.2 million is associated with foreign earnings repatriation under the provisions of the American Jobs Creation Act of 2004. As a result, the Company reported a year to date effective tax rate of 57%. For the nine month period ended September 25, 2004, the effective tax rate was 5.3%, and was favorably impacted by the reversal of valuation allowances relating to deferred tax assets primarily stemming from certain foreign net operating losses.

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

10.	Restructuring Charges
      On April 19, 2001, the Company announced that as a result of its evaluation of strategic options, it would immediately begin implementing a plan designed to improve both financial results and the long-term value of the business. As part of this restructuring program, the Company recorded $19.4 million of pre-tax restructuring charges for the nine month period ended September 25, 2004. This amount included a release of $1.6 million of excess amounts established in a prior year. The charges related to employee termination costs (approximately 283 positions) and to asset write-offs, and were primarily related to the consolidation or closure of manufacturing facilities in the United States, the United Kingdom and mainland Europe. The Company recorded restructuring charges for the nine month period ended September 30, 2005 of $0.3 million related to management realignment.
      Reconciliation of the restructuring liability as of September 30, 2005 is as follows:

	Balance at	Liabilities				Balance at
	December 27,	Assumed	2005	Cash	Non-Cash	September 30,
	2004	in Merger	Provision	Expenditures	Write-Offs	2005(1)

	(In millions of dollars)
Employee termination costs	$0.2	$0.4	$0.3	$(0.2)	$—	$0.7
International distribution and lease agreements	2.7	2.4	—	(0.5)	(0.2)	4.4

	$2.9	$2.8	$0.3	$(0.7)	$(0.2)	$5.1

(1)	The restructuring reserve at September 30, 2005 consisted of $3.6 million related to current items reported in the balance sheet as a component of other current liabilities and $1.5 million related to long-term lease agreement costs reported in the balance sheet as a component of other long-term liabilities.
      Management believes that the restructuring provisions recorded will be adequate to cover estimated restructuring costs that will be paid in future periods. Management expects that the remaining balance of the employee termination costs will be paid within the next twelve months. Lease costs (lease payments in excess of the sublease income) will be incurred until the last lease terminates in 2013.

11.	Information on Business Segments
      During the third quarter, the Company was realigned into business segments based on the products and global markets served. The historical results have been restated to present the business segments on a comparable basis. The Company’s business segments are described below:

Office Products Group:
      Office Products includes a grouping of 4 business units throughout our global operations. These business units are: Workspace Tools (stapling and punch products and supplies), Visual Communications (dry erase boards, easels, laser pointers, overhead projectors), Document Communication (presentation quality binders, personal and office use binding and laminating machines) and Storage and Organization (storage bindery, filing systems, storage boxes, business essentials). Our businesses, principally in the United States, the United Kingdom, Canada, Australia, Mexico and Continental Europe distribute and sell such products on a regional basis.
      Our Office Products are both manufactured internally and sourced from outside suppliers. The customer base to which our Office Products are sold is made up of large global and regional resellers of our product. It is through these large resellers that the Company’s Office Products reach the end consumer.

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

Computer Products Group:

      Computer Products designs, distributes, markets and sells accessories for laptop and desktop computers and Apple iPod products. These accessories primarily include security locks, power adapters, input devices such as mice and keyboards, computer carrying cases, hubs and docking stations and technology accessories for iPods. Computer Products sells, mostly under Kensington brand name, globally to distributors, large resellers and retailers, with the majority of its revenue coming from the U.S. and Western Europe.
      All Computer Products are manufactured by third party companies, principally in Asia, and are stored, shipped and distributed from facilities which are shared with our regional Office Products groups.

Commercial — Industrial and Print Finishing Group:
      The Industrial and Print Finishing Group (“IPFG”) targets “print-for-pay” and other finishing customers who use our professional grade finishing equipment and supplies. The Industrial and Print Finishing Group’s primary products include thermal and pressure-sensitive laminating films, mid-range and commercial high-speed laminators, large-format digital print laminators and other automated finishing products. IPFG’s products and services are sold worldwide through direct and dealer channels primarily to commercial reprographic centers and commercial printers.

Other Commercial:
      Consists of a grouping of our Day-Timers business and our various document finishing businesses located in various markets around the world; the results of which are not significant to the consolidated results of ACCO Brands.
      Our Day-Timers business includes U.S., New Zealand and U.K. operating companies which sell planning products regionally primarily utilizing their own manufacturing/supply, sales force/customer service and distribution structures. Approximately two-thirds of the Day-Timers business is through the direct channel, which markets product through periodic sales catalogs and ships product directly to our end user customer. The remainder of the business sells to large resellers and commercial dealers.
      Our Document Finishing business sells binding and punching equipment, binding supplies, custom and stock binders and folders, as well as providing maintenance and repair services. The Document Finishing products and services are sold primarily direct to high volume commercial end users, commercial reprographic centers and education markets.
      Net sales are as follows:

	Three Months Ended		Nine Months Ended

	Sept. 30,	Sept. 25,	Sept. 30,	Sept. 25,
	2005	2004	2005	2004

	(In millions of dollars)
Office Products Group	$294.6	$238.7	$727.2	$677.3
Computer Products Group	57.9	46.2	151.5	119.9
Commercial-IPFG	24.9	—	24.9	—
Other Commercial	44.3	18.9	70.1	46.2

Total	$421.7	$303.8	$973.7	$843.4

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)
      Operating income is as follows:

	Three Months Ended		Nine Months Ended

	Sept. 30,	Sept. 25,	Sept. 30,	Sept. 25,
	2005	2004	2005	2004

	(In millions of dollars)
Office Products Group	$24.1	$26.4	$56.3	$32.8
Computer Products Group	11.4	9.9	32.3	20.9
Commercial-IPFG	2.0	—	2.0	—
Other Commercial	6.5	2.9	6.4	2.4

Sub-total	44.0	39.2	97.0	56.1
Corporate	(12.5)	(3.1)	(17.7)	(7.2)

Operating income	31.5	36.1	79.3	48.9
Interest expense	7.9	2.1	12.0	6.0
Other expense (income)	(1.1)	(0.5)	0.6	—

Income before taxes and change in accounting principle	$24.7	$34.5	$66.7	$42.9

      Operating income as presented in the segment table above is defined as i) net sales, ii) less cost of products sold, iii) less advertising, selling, general and administrative expenses, iv) less amortization of intangibles, and v) less restructuring charges.
      Segment assets are as follows:

	Sept. 30, 2005	Dec. 27, 2004

	(In millions of dollars)
Office Products Group	$663.3	$736.9
Computer Products Group	96.1	85.5
Other Commercial	35.4	35.6

Total Segment Assets	794.8	858.0
Intangible assets	520.3	117.6
GBC assets acquired	538.3	—
Corporate	30.7	8.9

Total Assets	$1,884.1	$984.5

      The segment assets presented above for period ended September 30, 2005 represent the assets of ACCO Brands business before the addition of those assets acquired as part of the Merger.
      The assets of GBC were acquired by the Company on August 17, 2005. The assignment of the GBC assets to reportable segments has not yet been completed. However, it is anticipated that the allocation of such assets will approximate the distribution of segment revenues for the GBC business, which are: Office Products, 52%, Commercial-IPFG, 25% and Other Commercial, 23%. Such allocation is expected to be included with reporting in the Company’s annual report.

12.	Earnings per Share
      The transaction discussed in Note 4 significantly impacted the capital structure of the Company. ACCO Brands’ Certificate of Incorporation provides for 200 million authorized shares of Common Stock

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)
with a par value of $0.01 per share. Approximately 35 million shares of the Company’s common stock were issued to shareholders of Fortune and a minority shareholder of the Company in connection with the Distribution. In connection with the Merger, approximately 17.2 million additional shares were issued to GBC’s shareholders and employees in exchange for their GBC common and Class B common shares and restricted stock units that converted into the right to receive the Company’s common stock upon consummation of the Merger. Total outstanding shares as of September 30, 2005 were 52.4 million, an increase from the 0.05 million at December 27, 2004. These amounts, as well as the dilutive impact of ACCO stock options on the date of the Distribution have been used in the basic and dilutive earnings per common share calculation below for all periods prior to the Distribution. Basic earnings per common share are calculated by dividing net income by the weighted average number of common shares outstanding in the period.
      The following table illustrates the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended

	Sept. 30, 2005	Sept. 25, 2004	Sept. 30, 2005	Sept. 25, 2004

	(In millions, except per share amounts)
Net income before change in accounting principle	$3.6	$38.5	$28.6	$40.6
Change in accounting principle	—	—	1.6	—

Net income	$3.6	$38.5	$30.2	$40.6

Basic earnings per common share:
Income before change in accounting principle	$0.08	$1.10	$0.76	$1.16
Change in accounting principle	$—	$—	$0.04	$—
Net income	$0.08	$1.10	$0.80	$1.16
Diluted earnings per common share:
Income before change in accounting principle	$0.08	$1.08	$0.75	$1.15
Change in accounting principle	$—	$—	$0.04	$—
Net income	$0.08	$1.08	$0.79	$1.15

13.	Comprehensive Income
      Comprehensive income is defined as net income and other changes in stockholders’ equity from transactions and other events from sources other than stockholders, including currency translation gains and losses. Total comprehensive income recognized during the three months ended September 30, 2005 and September 25, 2004 was $0.5 million and $39.6 million, respectively and during the nine months ended September 30, 2005 and September 25, 2004 was $23.5 million and $43.6 million respectively.

14.	Condensed Consolidated Financial Information — Information Omitted

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      On August 17, 2005, ACCO Brands Corporation, following its spin-off from Fortune Brands, Inc. acquired General Binding Corporation (“GBC”) as a result of the Merger. GBC is now a wholly owned subsidiary of ACCO Brands Corporation.
      ACCO Brands Corporation is the world’s largest supplier of branded office products (excluding furniture, computers, printers and bulk paper) to the office products resale industry. We design, develop, manufacture and market a wide variety of traditional and computer-related office products, supplies, personal computer accessory products, paper-based time management products, presentation aids and label products. We have leading market positions and brand names, including Day-Timer, Swingline, Kensington, Quartet, GBC, Rexel, and Wilson Jones, among others.
      Under the GBC brand, the Company also manufactures and markets specialized laminating films for book printing, packaging and digital print lamination, as well as high-speed laminating and binding equipment.
      Our customers include commercial contract stationers, retail superstores, wholesalers, distributors, mail order catalogs, mass merchandisers, club stores and dealers. We also supply our products to commercial end-users and to the educational market.
      We enhance shareholder value by building our leading brands to generate sales, earn profits and create cash flow. We do this by targeting premium categories, which are characterized by high brand equity, high customer loyalty and a reasonably high price gap between branded and non-branded products. We also limit our participation in value categories to areas where we believe we have an economic advantage or it is necessary to merchandise a complete category. Through a focus on research, marketing and innovation, we seek to develop new products that meet the needs of our consumers and commercial end-users, which, we believe, will increase the premium product positioning of our brands.
      Our strategy centers on maximizing profitability and high-return growth. Specifically, we seek to leverage our platform for organic growth through greater consumer understanding, increased product development, marketing and merchandising, disciplined category expansion including possible strategic transactions and continued cost realignment.
      In the near term, we are focused on realizing synergies from our combination with General Binding Corporation. We believe there are significant potential savings opportunities from the acquisition of GBC, arising from potential cost reductions attributable to efficiencies and synergies to be derived from facility integration, headcount reduction, supply chain optimization and revenue enhancement. As a result of this transaction, one of our near-term priorities for the use of cash flow will be to pay down acquisition-related debt.
      For a description of certain factors that may have had, or may in the future have, a significant impact on our business, financial condition or results of operations, see “Forward-Looking Statements” below.
      The following discussion includes the combined financial results of operations for the former ACCO World Corporation business for the three and nine month periods ended September 30, 2005, and the financial results of operations for the former GBC business from August 17, 2005 through September 30, 2005.
      The financial statements include the allocation of certain general and administrative expenses and interest expense from the Company’s former parent, Fortune Brands, Inc. (“Fortune”) through August 16, 2005.
      During the third quarter of 2005, the Company changed its financial reporting to a calendar month end. Previously, the Company’s interim reporting periods ended on the 25th day of the last month of a quarter, and on the 27th day of the last month of our annual reporting period. The change to a calendar month end was made to better align the reporting calendars of ACCO Brands’ companies and the acquired GBC companies. The change affected the Company’s ACCO North American operations, and contributed five additional days to the three and nine month periods ended September 30, 2005. The financial statements for the three and nine months ended September 30, 2005 include the benefit of additional net sales, operating income, and net income of $10.0 million, $0.5 million, and $0.3 million, respectively.
      The Company has elected to report its expenses for shipping and handling as a component of cost of products sold, as described by EITF 00-10 Issue “Accounting for shipping and handling fees and costs”. The Company has defined such costs as those to ship and move product from the seller’s place of business to the buyer’s place of business, as well as costs to store, move and prepare products for shipment. The consolidated statements of income for all periods presented have been adjusted to reflect this change in presentation.
      Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the financial statements of ACCO Brands Corporation and the accompanying notes contained therein.

	Three Months Ended		Amount of
			Change
	September 30,	September 25,
	2005	2004	$	%

Net sales	$421.7	$303.8	$117.9	39%
Operating income	31.5	36.1	(4.6)	(13)%
Net income	3.6	38.5	(34.9)	(91)%
      The sales increases were driven by:

•	the acquisition of GBC, which added $101.4 million

•	strong sales in computer products and accessories driven by new product launches

•	a change in month end reporting calendar

•	favorable foreign currency translation

•	partly offsetting the increases were the effects of competitive pricing in the Office Products segment
      Operating income was favorably impacted by:

•	flow through from increased sales

•	the acquisition of GBC, which added $5.4 million
      However, these were more than offset by:

•	restructuring-related charges for integration from the merger with GBC

•	reduced gross profit margins
      Net income was negatively impacted by:

•	increased tax and interest expense

•	lower operating income

	Nine Months Ended		Amount of
			Change
	September 30,	September 25,
	2005	2004	$	%

Net sales	$973.7	$843.4	$130.3	15%
Operating income	79.3	48.9	30.4	62%
Net income	30.2	40.6	(10.4)	(26)%

      Management believes that a comparative review of operating income before restructuring and restructuring-related charges allows for a better understanding of the underlying business performance from year to year. The following table provides ACCO Brands’ reported segment results and the amounts of restructuring and restructuring-related charges by segment for the indicated periods.

	Three Months Ended		Nine Months Ended

	Sept. 30,	Sept. 25,	Sept. 30,	Sept. 25,
Business Segments	2005	2004	2005	2004

Segment net sales
Office Products Group	$294.6	$238.7	$727.2	$677.3
Computer Products Group	57.9	46.2	151.5	119.9
Commercial-Industrial Print Finishing Group	24.9	—	24.9	—
Other Commercial	44.3	18.9	70.1	46.2

Total Segment Net Sales	$421.7	$303.8	$973.7	$843.4

Operating income(1)
Office Products Group	$24.1	$26.4	$56.3	$32.8
Computer Products Group	11.4	9.9	32.3	20.9
Commercial-Industrial Print Finishing Group	2.0	—	2.0	—
Other Commercial	6.5	2.9	6.4	2.4
Corporate Expenses	(12.5)	(3.1)	(17.7)	(7.2)

Total Operating income	$31.5	$36.1	$79.3	$48.9

Charges (gains) included in Operating income(1)
Office Products Group	$(1.0)	$1.0	$1.0	$34.6
Computer Products Group		0.1	—	0.9
Commercial-Industrial Print Finishing Group	—	—	—	—
Other Commercial	—	—	—	0.7
Corporate Expenses	7.5	0.4	8.4	(1.9)

Total charges/(gains) included in Operating income	$6.5	$1.5	$9.4	$34.3

(1)	The Company incurred various charges, including merger and integration/transaction-related expenses and restructuring and restructuring-related charges in the reported periods.
Results of Operations for the Three Months Ended September 30, 2005 versus Three Months Ended September 25, 2004

Net Sales
      Net sales increased $117.9 million, or 39%, to $421.7 million. The increase was principally related to the August 17, 2005 acquisition of GBC, which accounted for $101.4 million of the increase, or 33%. The change in the North American reporting calendar accounted for approximately $10.0 million, or 3%, and the favorable impact of foreign currency translation accounted for approximately $3.1 million of the increase, or 1%. The remaining growth was primarily driven by strong sales in the Computer Products segment, resulting from new product launches. This increase was partly offset by the adverse effects of price competition and lower volumes in the Office Products segment.

Restructuring and Restructuring Related Charges
      Management believes that an analysis of restructuring and restructuring-related charges and their net impact on operating income allow for a better understanding of the underlying business performance from year to year. The following tables provide ACCO Brands’ reported results and the amounts of restructuring and restructuring-related charges for the three month periods ended September 30, 2005 and September 25, 2004.

	Three Months Ended September 30, 2005

		Gross		Operating
	Net Sales	Profit	SG&A	Income

	(In millions of dollars)
Reported results	$421.7	$121.7	$88.5	$31.5
Restructuring and restructuring-related charges included in the reported results
Restructuring costs	—	—	—	$0.3
Restructuring-related expense/ (income)	—	$(1.8)	$0.3	$(1.5)
Merger and integration related costs	—	—	$7.7	$7.7

Total	—	$(1.8)	$8.0	$6.5
      Operating income in the current period was adversely affected by a net total of $6.5 million in merger and integration-related expenses, restructuring-related expenses/(income) and restructuring expenses. The merger and integration-related expenses included non-capitalizable charges attributable to the merger with GBC and to the spin-off from Fortune Brands. A net gain on the sale of our Turin, Italy facility of $1.8 million was included in restructuring related cost of sales.

	Three Months Ended September 25, 2004

		Gross		Operating
	Net Sales	Profit	SG&A	Income

	(In millions of dollars)
Reported results	$303.8	$95.4	$59.0	$36.1
Restructuring and restructuring-related charges included in the reported results
Restructuring costs	—	—	—	—
Restructuring-related expense/ (income)	—	$(0.1)	$1.6	$1.5

Total	—	$(0.1)	$1.6	$1.5
      Operating income in the prior year period was adversely affected by net restructuring-related charges of $1.5 million, which were primarily related to a long-term executive incentive plan for the previous repositioning of the ACCO World business.

Gross Profit/ Margin
      Gross profit increased $26.3 million, or 28%, to $121.7 million. The acquisition of GBC contributed $27.8 million. Gross profit margin decreased to 28.9% from 31.4%. The inclusion of GBC, which has historically lower margins due to its product mix, combined with the $3.7 million charge to cost of products sold for the acquisition step-up in inventory value, was partially responsible for the decrease in margins. The other principal drivers of the underlying change in gross profit margins were increased price competition, overall manufacturing input costs (primarily raw materials), and increased freight and distribution costs.

SG&A (Advertising, selling, general and administrative expenses)
      SG&A increased $29.5 million, or 50%, to $88.5 million. The acquisition of GBC accounted for $21.4 million of the increase. SG&A increased as a percentage of net sales to 21.0% from 19.4%. The adverse impact of restructuring-related costs on SG&A as a percentage of net sales was 1.9% and 0.5% for 2005 and 2004, respectively. SG&A expense increased slightly due to higher marketing, selling and promotional expenses to support planned revenue growth initiatives and higher infrastructure costs related to becoming an independent public company. These factors were partly offset by lower administrative costs resulting from reduced incentive costs and incremental savings from prior year restructuring initiatives.

Operating Income
      Operating income decreased $4.6 million, or 13%, to $31.5 million, and decreased as a percentage of net sales to 7.5% from 11.9%. The acquisition of GBC accounted for $5.4 million of the current period’s operating income. The underlying decrease in operating income was driven principally by merger and integration-related charges due to the merger with GBC, as well as reduced average gross margins.

Interest, Other Expense/(Income) and Income Taxes
      Interest expense increased $5.8 million, to $7.9 million, as debt levels increased significantly in order to finance the transactions related to the spin-off from Fortune Brands and the merger with GBC. Other income increased $0.6 million, to $1.1 million, primarily due to earnings from joint ventures in which we have an equity interest that was acquired through the GBC merger.
      Income tax expense increased $25.1 million. The effective tax rate for the current period was 85.6% compared to (11.6%) in the prior year. The effective tax rate in the current period was impacted by a charge of $11.4 million for U.S. tax on certain unrepatriated foreign earnings as a result of a reorganization to facilitate the merger of various foreign operations. The effective tax rate in the prior-year period was favorably impacted by the reversal of valuation allowances of $8.4 million relating to deferred tax assets that the Company determined would be realized against future earnings.

Net Income
      Net income decreased $34.9 million, to $3.6 million. The decrease was due primarily to increased tax and interest expenses, partly offset by reduced restructuring and restructuring related costs. Current year net income was adversely impacted by transaction-related expenses and restructuring and restructuring-related costs, which totaled $5.0 million after tax. In the prior year, net income was favorably impacted by a restructuring tax benefit of $4.7 million due to the release of deferred tax valuation allowances (described in the paragraph above) reduced in part by restructuring and restructuring related costs netting to $3.9 million after tax.
Segment Discussion
      See note 11 to the condensed consolidated financial statements for a description of our reporting segments.

Office Products Group
      Sales increased $55.9 million, or 23%, to $294.6 million. The acquisition of GBC accounted for $52.4 million of the increase, or 22%; the change in the North American reporting calendar added $6.7 million, or 3%; and favorable foreign currency translation added $2.8 million, or 1%. Increased sales in Office Products were driven by strong back-to-school sales volumes in the U.S., as well as sales improvements in Australia, Continental Europe and Mexico. These gains were offset by the effects of price competition, the loss of a customer contract in a product category, lower sales in the United Kingdom, and the loss of some ACCO World business to the former GBC in certain categories where the businesses overlapped.

      Operating income decreased $2.3 million, or 9%, to $24.1 million. The acquisition of GBC accounted for $1.6 million of operating income. Operating income was impacted by restructuring and restructuring-related expenses/ (income) of $(1.0) million and $1.0 million for 2005 and 2004, respectively. Underlying gross profit margin decreased due to unfavorable pricing established prior to the merger from price competition, including certain categories where the former ACCO World and GBC businesses overlapped, higher freight and distribution costs and increased manufacturing input costs. SG&A decreased as a percentage of sales as underlying SG&A expenses decreased due to lower administrative expenses, partly offset by higher marketing, selling and infrastructure costs.

Computer Products Group
      Sales increased $11.7 million, or 25%, to $57.9 million. The strong sales growth was driven by favorable industry dynamics, share gains in certain product categories, new product launches and favorable back-to-school volumes. The change in the North American reporting calendar added approximately $2.1 million, or 4%.
      Operating income increased $1.5 million, or 15%, to $11.4 million. The increase was driven by higher sales and gross profit. The increase in gross profit was mitigated by increased sales of lower margin product categories and higher inbound freight costs. SG&A expenses increased due to higher marketing and research and development costs incurred to drive sales growth and product innovation.

Commercial — Industrial and Print Finishing Group
      The Commercial — Industrial and Print Finishing Group reported net sales of $24.9 million and operating income of $2.0 million. These results represent net sales and operating income generated by this former GBC unit between August 17, 2005 and September 30, 2005. Prior-period results, being pre-acquisition, are not reported.

Other Commercial
      Sales increased $25.4 million, or 134%, to $44.3 million. The acquisition of GBC’s Document Finishing business accounted for $24.2 million, or 128%, the change in the North American reporting calendar added approximately $1.2 million, or 6%, and the favorable impact of foreign currency translation added $0.2 million, or 1%.
      Operating income increased $3.6 million, to $6.5 million. The acquisition of GBC accounted for $3.1 million of the increase. Higher operating income was driven by increased sales at Day-Timers and reduced customer returns.
Results of Operations for the Nine Months Ended September 30, 2005 versus Nine Months Ended September 25, 2004

Net Sales
      Sales increased $130.3 million, or 15% to $973.7 million. The increase was principally related to the acquisition of GBC which accounted for $101.4 million, or 12%; the favorable impact of foreign currency translation accounted for $17.7 million, or 2%; and the change in the North American reporting calendar which accounted for approximately $10.0 million, or 1%. Flat underlying sales resulted from strong sales in Computer Products, which were driven by new product launches and share gains in certain product categories. This was partly offset by lower sales in the Office Products Group, which was adversely impacted by price competition, the incremental impact of customer consolidations on price and volume, and weak economic conditions in the U.K.

Restructuring and Restructuring Related Charges
      Management believes that an analysis of restructuring and restructuring-related charges and their net impact on operating income allow for a better understanding of the underlying business’ performance from year to year. The following table provides ACCO Brands’ reported results and the amounts of restructuring and restructuring-related charges for the nine month periods ended September 30, 2005 and September 25, 2004.

	Nine Months Ended September 30, 2005

		Gross		Operating
	Net Sales	Profit	SG&A	Income

	(In millions of dollars)
Reported results	$973.7	$284.0	$202.0	$79.3
Restructuring and restructuring-related charges included in the reported results
Restructuring costs	—	—	—	$0.3
Restructuring-related expense/(income)	—	$(1.8)	$2.3	$0.5
Merger and integration related costs	—	—	$8.6	$8.6

	—	$(1.8)	$10.9	$9.4
      The Company has incurred a net total of $9.4 million in merger and integration related expenses, restructuring-related expense/(income) and restructuring expenses in the current year. The charges were primarily related to non-capitalizable costs associated with the merger with GBC, and with the spin-off from Fortune Brands.

	Nine Months Ended September 25, 2004

		Gross		Operating
	Net Sales	Profit	SG&A	Income

	(In millions of dollars)
Reported results	$843.5	$251.9	$182.7	$48.9
Restructuring and restructuring-related charges included in the reported results
Restructuring costs	—	—	—	$19.4
Restructuring-related expense/(income)	—	$4.7	$10.1	$14.8

	—	$4.7	$10.1	$34.2
      The prior year period included restructuring charges of $19.4 million and restructuring-related charges of $14.8 million. The restructuring and associated restructuring-related costs were primarily related to the closure of manufacturing operations at the Company’s Val Reas, France and Turin, Italy facilities and the related transfer of the majority of that production to our Tabor, Czech Republic facility. These were offset in part by gains on the sales of the Company’s Wheeling, Illinois and St. Charles, Illinois facilities. SG&A cost reduction programs and asset impairment charges in the U.S. were also incurred in the prior year period.

Gross Profit/ Margin
      Gross profit increased $32.1 million, or 13%, to $284.0 million, primarily due to the acquisition of GBC, which added $27.8 million of gross profit. Gross profit margin decreased to 29.2% from 29.9%. The impact of restructuring-related costs on gross profit margins as a percentage of net sales was (0.2%) and 0.6% for 2005 and 2004, respectively. The decrease in underlying margin for 2005 is primarily due to competitive pricing pressures and increased freight, distribution and manufacturing input costs. These factors were partly offset by the favorable impact of foreign exchange on inventory purchase transactions at the Company’s foreign operations and by sales growth in the relatively higher margin Computer Products segment.

SG&A (Advertising, selling, general and administrative expenses)
      SG&A increased $19.3 million, or 11%, to $202.0 million. The increase was attributable to the acquisition of GBC. SG&A decreased as a percentage of sales to 20.7% from 21.7%. The adverse impact of restructuring-related costs on SG&A as a percentage of net sales was 1.1% and 1.2% for 2005 and 2004, respectively. The improvement in underlying SG&A is attributable to lower administrative expenses, partly offset by higher marketing and selling expenses to support planned growth.

Operating Income
      Operating income increased $30.4 million, or 62%, to $79.3 million, and increased as a percentage of sales to 8.1% from 5.8%. The increase was driven by reduced restructuring and restructuring-related costs, higher sales in the Computer Products segment, partly offset by decreased average gross profit margins.

Interest, Other Expense/(Income) and Income Taxes
      Interest expense increased $6.0 million, to $12.0 million, as debt levels increased significantly in order to finance the transactions related to the spin-off from Fortune and the merger with GBC. Other expense in 2005 was $0.6 million primarily due to foreign exchange losses. These losses were partly offset by earnings from joint ventures in which we have an equity interest that was acquired through the GBC merger.
      Income tax expense increased $35.8 million. The effective tax rate for the nine months was 57.1% compared to 5.4% for the prior year period. The current period effective tax rate was impacted by a charge of $11.4 million for U.S. tax on certain unrepatriated foreign earnings, resulting from a reorganization to facilitate the merger of various foreign operations. Also included in the current period was tax expense of $1.7 million for foreign earnings no longer considered permanently reinvested. The prior year period’s effective tax rate was favorably impacted by the reversal of valuation allowances of $3.7 million relating to deferred tax assets that the Company determined would be realized against future earnings.

Net Income
      Net income decreased $10.4 million to $30.2 million due primarily to increased income tax and interest expenses, partly offset by reduced restructuring and restructuring related costs in the current year. Current year net income was adversely impacted by transaction-related expenses and restructuring and restructuring-related costs, which totaled $7.1 million after tax. In the prior year, net income was adversely impacted by restructuring and restructuring related costs which totaled $24.7 million after tax.
Segment Discussion

Office Products Group
      Sales increased $49.9 million, or 7%, to $727.2 million. The acquisition of GBC added $52.4 million, or 8%. The change due to foreign currency translation added $15.5 million, or 2%; and the change in the North American reporting calendar added approximately $6.7 million or 1%. These increases were offset by competitive pricing pressure, lower sales volumes, and a decline in the U.K. due to weak economic conditions.
      Operating income increased $23.5 million, or 72%, to $56.3 million. The acquisition of GBC added $1.6 million of the increase. Operating income was impacted by merger and integration related expenses, restructuring-related charges/(income) and restructuring expenses totaling $1.0 million and $34.6 million for 2005 and 2004, respectively. Gross margins decreased 1.4% as a percent of sales due to competitive pricing pressures, higher freight and distribution expenses and increased manufacturing input costs. Underlying SG&A decreased as a percentage of sales due to lower administrative expenses.

Computer Products Group
      Sales increased $31.6 million, or 26%, to $151.5 million, with favorable currency translation contributing $1.8 million or 1% of the increase. The change in the North American reporting calendar added approximately $2.1 million, or 1%. The strong underlying sales growth was driven by new product launches, favorable industry dynamics and share gains in certain product categories.
      Operating income increased $11.4 million, or 55%, to $32.3 million, driven by the growth in sales. The increase was partly offset by reduced gross margins due to a higher mix of lower margin product sales, and by increased SG&A expenses as the Computer Products Group has increased its investments to drive sales growth and product innovation.

Commercial — Industrial and Print Finishing Group
      The Commercial — Industrial and Print Finishing Group reported net sales of $24.9 million and operating income of $2.0 million. These results represent net sales and operating income generated by this former GBC unit between August 17, 2005 and September 30, 2005. Prior-period results, being pre-acquisition, are not reported.

Other Commercial
      Sales increased $23.9 million, or 52%, to $70.1 million. The acquisition of GBC’s Document Finishing business accounted for $24.2 million. The change in the North American reporting calendar added $1.2 million, or 3%, and the favorable impact of foreign currency translation added $0.4 million, or 1%. Underlying sales volumes at Day-Timers declined in both of its direct and reseller channels.
      Operating income increased $4.0 million to $6.4 million. The acquisition of GBC accounted for $3.1 million of the increase. Underlying operating income improved due to higher gross margins at Day-Timers resulting from reduced provision for inventory obsolescence and lower customer returns.
Liquidity and Capital Resources
      Our primary liquidity needs are to fund capital expenditures, service indebtedness and support working capital requirements. Our principal sources of liquidity are cash flows from operating activities and borrowings under our credit agreements and long-term notes. We maintain adequate financing arrangements at competitive rates. Our priority for cash flow over the near term, after internal growth, is the reduction of debt that was incurred in connection with the merger with GBC and the spin-off from Fortune. See “Capitalization” below for a description of our debt.
Cash Flow for the Nine Months Ended September 30, 2005 versus the Nine Months Ended September 25, 2004
      Cash provided by operating activities was $22.3 million and $34.4 million for the nine months ended September 30, 2005 and September 25, 2004, respectively. Net income was $30.2 million, or $10.4 million lower than in 2004. Other principal items impacting the change were:

•	Accounts payable used $12.8 million in cash in 2005, which was $21.7 million more than 2004, due to inventory replenishment and associated vendor payments which occurred earlier in the current year cycle, and $7.2 million related to GBC operations.

•	Cash provided by accounts receivable of $24.6 million, an increase of $31.5 million over 2004, resulted primarily from the 2005 resolution of fourth quarter 2004 customer billing delays in the U.S. following the company’s Oracle systems implementation (which delayed receipt of payments to the first quarter of 2005), and some shift in timing of collections due to the adverse impact of customer consolidations on negotiated payment terms.

•	Also in 2005, accrued bonus and executive management incentive payments exceeded the prior year due to overachievement of 2004 targets. The 2005 payments included $22 million related to the achievement of long- term incentives tied to the successful repositioning of the former ACCO World businesses.

•	In 2004, the Company contributed $22.0 million to its ACCO U.K. pension fund to raise its status to “fully funded” on an “accumulated benefit obligation”(ABO) basis.

Cash Flow from Investing Activities
      Cash used by investing activities was $17.0 million in 2005 and cash provided was $5.1 million in 2004. Gross capital expenditure was $19.3 million and $16.0 million; both years include substantial investment in enhanced information technology systems. In 2005, capital spending was partly offset by proceeds of $2.2 million, of which $1.8 million relates to the sale of our Turin, Italy facility during the third quarter. In 2004, proceeds of $21.1 million were generated primarily from the sale of the Company’s Wheeling, Illinois and St. Charles, Illinois plants, and its University Park, Illinois distribution center. Also included in 2005 were costs related to the acquisition of GBC of $19.2 million, or $0.9 million net of cash acquired.

Cash Flow from Financing Activities
      Cash used by financing activities was $11.7 million and $33.9 million for nine months ended September 30, 2005 and September 25, 2004, respectively. The overall change includes a number of substantial exchanges in the 2005 period, including proceeds of $950.0 million from long-term credit facilities and notes, $625.0 million of dividends paid to shareholders of the former ACCO World Corporation, and the repayment of $293.6 million of debt assumed in the acquisition of GBC.
Capitalization
      Our capital structure has changed significantly since December 27, 2004. Approximately 52.2 million shares of the Company’s common stock, par value of $0.01 per share, were issued in connection with the Distribution and the Merger (see Notes 4, 7 and 12 to the Condensed Consolidated Financial Statements which are incorporated herein by reference). We had approximately 52.4 million common shares outstanding as of September 30, 2005.
      Out total debt at September 30, 2005 was $958.6 million. The ratio of our debt to total capital at September 30, 2005 was 2.3.
      In conjunction with the spin-off of ACCO World to the shareholders of Fortune Brands and the Merger, ACCO Brands issued $350 million in senior subordinated notes with a fixed interest rate of 7.625% due 2015 (the “Notes”). Additionally, ACCO Brands and a subsidiary of ACCO Brands located in the United Kingdom and a subsidiary of ACCO Brands located in the Netherlands have entered into the following new senior secured credit facilities with Citicorp North America, Inc., ABN AMRO Bank, N.V. and a syndicate of other lenders.
      The senior secured credit facilities provide for the following facilities:

•	a $400.0 million U.S. term loan facility, with quarterly amortization, maturing on August 17, 2012, with interest based on either LIBOR or a base rate;

•	a $130.0 million U.S. dollar revolving credit facility (including a $40.0 million letter of credit sublimit) maturing on August 17, 2010, with interest based on either LIBOR or a base rate;

•	a £63.6 million sterling term loan facility, with quarterly amortization, maturing on August 17, 2010, with interest based on GBP LIBOR;

•	a €68.2 million euro term loan facility, with quarterly amortization, maturing on August 17, 2010, with interest based on EURIBOR; and

•	a $20.0 million U.S. dollar equivalent euro revolving credit facility maturing on August 17, 2010 with interest based on EURIBOR.
      ACCO Brands is the borrower under the U.S. term loan facility and the dollar U.S. revolving credit facility, the United Kingdom subsidiary is the borrower under the sterling term loan facility and the dollar equivalent euro revolving credit facility and the Netherlands subsidiary is the borrower under the euro term loan facility. Borrowings under the facilities are subject to a “pricing grid” which provides for lower interest rates in the event that certain financial ratios improve in future periods.
      The net proceeds of the Notes issue, together with borrowings under the new senior secured credit facilities and cash on hand were used to finance the repayment of special dividend notes issued by ACCO World to its stockholders, repay existing indebtedness of GBC and ACCO World and fund fees and expenses related to the note offering.
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
      As of September 30, 2005 the amount available for borrowings under the revolving credit facility was $145.9 million (allowing for $4.1 million of letters of credit outstanding on that date.)
      As of and for the period ended September 30, 2005, the Company was in compliance with all applicable covenants.

Adequacy of Liquidity Sources
      The Company believes that its internally generated funds, together with revolver availability under its senior secured credit securities and its access to global credit markets, provide adequate liquidity to meet its long- and short-term capital needs. However, the Company’s cash flows from operations, borrowing availability and overall liquidity are subject to certain risks and uncertainties, including those described in its filings with the Securities and Exchange Commission.
New Accounting Standards
      In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R (SFAS No. 123R), “Share-Based Payments,” the provisions of which will become effective for the Company on January 1, 2006. SFAS No. 123R requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant date fair value of those awards. While the fair-value-based method prescribed by SFAS No. 123R is similar to the fair-value-based method is that is disclosed under the provisions of SFAS No. 123 in most respects, there are some differences. The Company has not yet determined which transition method it will apply when it adopts the provisions of SFAS No. 123R. Under SFAS No. 123R, compensation cost is recognized for all share-based payments granted on, or after, January 1, 2006, plus any awards granted to employees prior to 2006 that remain unvested at that time. The Company has not yet estimated the impact of adopting SFAS No. 123R.
      In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151, “Inventory Costs” (SFAS No. 151). The provisions of this statement will become effective for the Company in 2006. SFAS No. 151 amends the existing guidance on the recognition of inventory costs to clarify the accounting for abnormal amounts of idle expense, freight, handling costs and wasted material (spoilage). The adoption of this Statement is not expected to have a material impact on the valuation of inventory or operating results.
Forward-Looking Statements
      “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report contain, and other periodic reports and press releases of the Company may contain, certain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. These forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “forecast,” “project,” “plan,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Because actual results may differ from those predicted by such forward-looking statements, you should not rely on such forward-looking statements when deciding whether to buy, sell or hold the Company’s securities. The Company undertakes no obligation to update these forward-looking statements in the future. Among the factors that could cause plans, actions and results to differ materially from current expectations are: fluctuations in cost and availability of raw materials; competition within the markets in which the Company operates; the effects of both general and extraordinary economic, political and social conditions; the dependence of the Company on certain suppliers of manufactured products; the effect of consolidation in the office products industry; the risk that businesses that have been combined into the Company as a result of the merger with General Binding Corporation will not be integrated successfully; the risk that targeted cost savings and synergies from the aforesaid merger and other previous business combinations may not be fully realized or take longer to realize than expected; disruption from business combinations making it more difficult to maintain relationships with the Company’s customers, employees or suppliers; foreign exchange rate fluctuations; the development, introduction and acceptance of new products; the degree to which higher raw material costs, and freight and distribution costs, can be passed on to customers through selling price increases and the effect on sales volumes as a result thereof; increases in health care, pension and other employee welfare costs; as well as other risks and uncertainties detailed from time to time in the Company’s SEC filings.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
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
      The Company is exposed to various market risks, including changes in foreign currency exchange rates and interest rate changes. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. The Company enters into financial instruments to manage and reduce the impact of these risks. The counterparties are major financial institutions.

Foreign Exchange Risk Management
      The Company enters into forward exchange contracts principally to hedge currency fluctuations in transactions (primarily anticipated inventory purchases) denominated in foreign currencies, thereby limiting the risk that would otherwise result from changes in exchange rates. The Company does not enter into financial instruments for trading or speculative purposes. The majority of the Company’s exposure to currency movements is in Europe (Pound Sterling, Euro and Czech Koruna), Australia, Canada and Mexico. All of the foreign exchange contracts have maturity dates in 2005 and 2006. Increases and decreases in the fair market values of the forward agreements are expected to be offset by gains/ losses in recognized net underlying foreign currency transactions. Selected information related to ACCO Brands foreign exchange contracts as of September 30, 2005 is as follows (all items except exchange rates in millions):

	Average		Fair
Forward contracts as of	Exchange	Notional	Market	Gain
September 30, 2005	Rate	Amount	Value	(Loss)

Currency Sold(1)
Sell GBP/Buy USD	$1.8	$24.7	$24.7	$0.0
Sell AUD/Buy USD	0.8	13.5	13.5	0.0
Sell CZK/Buy USD	23.6	12.5	11.9	(0.6)
Sell Euro/Buy USD	1.2	7.0	6.8	(0.2)
Sell USD/Buy Euro	0.8	16.1	15.5	(0.6)
Sell USD/Buy GBP	0.6	5.4	5.4	0.0
Sell Euro/Buy CAD	0.7	11.3	11.2	(0.1)
Sell Euro/Buy AUD	0.6	7.0	6.7	(0.3)
Other		5.8	7.1	1.3

Total		$103.3	$102.8	$(0.5)

(1)	GBP = Pound Sterling, AUD = Australian Dollar, CZK = Czech Koruna
      The Company has hedged the net assets of certain of its foreign operations through cross currency swaps. The swaps serve as net investment hedges for accounting purposes. Any increase or decrease in the fair value of the swaps is recorded as a component of accumulated other comprehensive income. The net after-tax income related to net investment hedge instruments recorded in accumulated other comprehensive income totaled $1.3 million as of September 30, 2005.

Interest Rate Risk Management
      As a result of our funding program for global activities, the Company has various debt obligations upon which interest is paid on the basis of fixed and floating rates. The Company also uses interest rate swaps to manage its exposure to interest rate movements and to reduce borrowing costs. The table below provides information about our financial instruments that are sensitive to changes in interest rates, including debt obligations and interest rate swaps. For debt obligations, the table presents significant principal cash flows and related weighted average interest rates by expected maturity dates. For interest rate swaps, the table presents notional amounts and weighted average interest rates by contractual maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contracts. Weighted average variable rates are based on implied forward rates in the yield curve at the reporting date and the current interest rate spreads under the Company’s credit facilities. The information is presented in U.S. dollars. Significant interest rate sensitive instruments as of September 30, 2005, are presented below:

Debt Obligations

	Stated Maturity Date
									Fair
	2005(1)	2006	2007	2008	2009	2010	Thereafter	Total	Value
(in millions)
Long term debt:
Fixed rate (U.S. dollars)	$—	$—	$—	$—	$—	$—	$350.0	$350.0	$346.5
Average fixed interest rate	7.63%	7.63%	7.63%	7.63%	7.63%	7.63%	7.63%	7.63%
Variable rate (U.S. dollars)	$1.0	$4.0	$4.0	$4.0	$4.0	$4.0	$379.0	$400.0	$400.0
Variable rate (British pounds)	$2.8	$11.5	$14.3	$25.1	$33.0	$28.0	$0.0	$114.7	$114.7
Variable rate (Euro)	$2.1	$8.6	$10.7	$18.6	$24.3	$20.6	$0.0	$84.9	$85.1
Average variable interest rate(2)	5.57%	5.57%	5.57%	5.57%	5.58%	5.58%	5.58%	5.53%
Short term debt:
Variable rate (U.S. dollars)	$9.0	$—	$—	$—	$—	$—	$—	$9.0	$9.0
Average variable interest rate(2)	5.04%	—%	—%	—%	—%	—%	—%	5.04%

(1)	2005 disclosure relates to the fourth quarter of 2005.

(2)	Rates presented are as of September 30, 2005. Refer to note 3 for further discussion of interest rates on ACCO’s debt.

(3)	ACCO’s short-term debt includes $4.5 of demand notes with an average interest rate of 4.6%. ACCO intends to continue to borrow under these notes.
     Interest Rate Derivatives

	Maturity Date
									Fair
	2005	2006	2007	2008	2009	2010	Thereafter	Total	Value
(in millions)
Interest rate swap	$—	$—	$—	$—	$—	$185.0	$—	$185.0	$185.0
Average pay rate	2.6%	3.0%	3.3%	3.5%	3.7%	3.8%
Average receive rate	4.5%	4.8%	4.8%	4.9%	5.0%	5.0%
      Refer to notes 1 and 3 of the condensed consolidated financial statements for additional disclosures of ACCO’s foreign exchange and financial instruments.

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
      (b) Changes in Internal Control Over Financial Reporting.
      There have not been any changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ending September 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II OTHER INFORMATION

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
      Prior to the Distribution, Fortune Brands, as majority shareholder of the Company and acting by written consent as permitted by Delaware law, approved the following matters on the dates indicated: (1) on July 15, 2005, Amendment to the Merger Agreement; (2) on August 8, 2005, the ACCO Brands Corporation 2005 Long-Term Incentive Plan, the ACCO Brands Corporation 2005 Assumed Option and Restricted Stock Unit Plan and its related Sub-Plan A, and the ACCO Brands Corporation Annual Executive Incentive Compensation Plan; and (3) on August 15, 2005, the restated Certificate of Incorporation of the Company.

ITEM 6.	Exhibits
      Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index hereto, which is incorporated herein by reference.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACCO BRANDS CORPORATION

By:	/s/ David D. Campbell

David D. Campbell
Chairman of the Board and Chief
Executive Officer

By:	/s/ Thomas P. O’Neill, Jr.

Thomas P. O’Neill, Jr.
Vice President, Finance and Accounting
Chief Accounting Officer
November 14, 2005

EXHIBIT INDEX

Number	Description of Exhibit

2.1	Agreement and Plan of Merger, dated as of March 15, 2005, by and among Fortune Brands, Inc., ACCO World Corporation, Gemini Acquisition Sub, Inc. and General Binding Corporation (incorporated by reference to Annex A to the proxy statement/ prospectus — information statement included in ACCO Brands Corporation’s Registration Statement on Form S-4 (File No. 333-124946))

2.2	Amendment to Agreement and Plan of Merger, dated as of August 4, 2005, by and among Fortune Brands, Inc., ACCO World Corporation, Gemini Acquisition Sub, Inc. and General Binding Corporation (incorporated by reference to Exhibit 2.2 to ACCO Brands Corporation’s Current Report on Form 8-K dated August 3, 2005 and filed August 8, 2005 (File No. 001-08454))

3.1	Restated Certificate of Incorporation of ACCO Brands Corporation (incorporated by reference to Exhibit 3.1 to ACCO Brands Corporation’s Current Report on Form 8-K dated August 12, 2005 and filed August 17, 2005 (File No. 001-08454))

3.2	By-laws of ACCO Brands Corporation (incorporated by reference to Exhibit 3.3 to ACCO Brands Corporation’s Amendment to Current Report on Form 8-K/A dated September 21, 2005 (File No. 001-08454))

4.1	Indenture, dated as of August 5, 2005, between ACCO Finance I, Inc. and Wachovia Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to ACCO Brands Corporation’s Current Report on Form 8-K dated August 3, 2005 and filed August 8, 2005 (File No. 001-08454))

4.2	Supplemental Indenture, dated as of August 17, 2005, among ACCO Brands Corporation, the Guarantors signatory thereto and Wachovia Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to ACCO Brands Corporation’s Current Report on Form 8-K dated August 17, 2005 and filed August 23, 2005 (File No. 001-08454))

4.3	Registration Rights Agreement, dated as of August 5, 2005, among ACCO Finance I, Inc., Citigroup Global Markets Inc., Goldman, Sachs & Co., Harris Nesbitt Corp., ABN AMRO Incorporated, NatCity Investments, Inc. and Piper Jaffray & Co. (incorporated by reference to Exhibit 4.4 to ACCO Brands Corporation’s Current Report on Form 8-K dated August 3, 2005 and filed August 8, 2005 (File No. 001-08454))

4.4	Joinder Agreement, dated as of August 17, 2005, among ACCO Brands Corporation, the Guarantors signatory thereto and Citigroup Global Markets Inc. and Goldman, Sachs & Co., as representatives of the Initial Purchasers (incorporated by reference to Exhibit 4.2 to ACCO Brands Corporation’s Current Report on Form 8-K dated August 17, 2005 and filed August 23, 2005 (File No. 001-08454))

10.1	Credit Agreement, dated as of August 17, 2005, by and among ACCO Brands Corporation, ACCO Brands Europe Ltd., Furlon Holding B.V. (to be renamed ACCO Nederland Holdings B.V.) and the lenders and issuers party hereto, Citicorp North America, Inc., as Administrative Agent, and ABN AMRO Bank, N.V., as Syndication Agent (incorporated by reference to Exhibit 10.1 to ACCO Brands Corporation’s Current Report on Form 8-K dated August 17, 2005 and filed August 23, 2005 (File No. 001-08454))

10.2	Amendment to Distribution Agreement, dated as of August 4, 2005, by and between Fortune Brands, Inc. and ACCO World Corporation (incorporated by reference to Exhibit 2.2 to ACCO Brands Corporation’s Current Report on Form 8-K dated August 3, 2005 and filed August 8, 2005 (File No. 001-08454))

10.3	ACCO Brands Corporation 2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to ACCO Brands Corporation’s Current Report on Form 8-K dated August 3, 2005 and filed August 8, 2005)

10.4	ACCO Brands Corporation 2005 Assumed Option and Restricted Stock Unit Plan, together with Sub-Plan A thereto (incorporated by reference to Exhibit 10.2 to ACCO Brands Corporation’s Current Report on Form 8-K dated August 3, 2005 and filed August 8, 2005 (File No. 001-08454))

Number	Description of Exhibit

10.5	Copy of resolutions of the Board of Directors of ACCO, adopted August 3, 2005, approving the conversion to ACCO stock options of certain stock options granted pursuant to the Fortune Brands, Inc. 1999 Long-Term Incentive Plan (the “Fortune 1999 LTIP”), the Fortune Brands, Inc. 2003 Long- Term Incentive Plan (the “Fortune 2003 LTIP”), the General Binding Corporation 1989 Stock Option Plan, as amended and restated (the “GBC 1989 Stock Option Plan”), the General Binding Corporation 2001 Stock Incentive Plan for Employees (the “GBC 2001 Stock Plan”) and the General Binding Corporation Non-Employee Directors 2001 Stock Option Plan (the “GBC 2001 Directors Plan”) and the conversion to ACCO restricted stock units of certain restricted stock units that did not vest in full upon consummation of the merger of Acquisition Sub and GBC (incorporated by reference to Exhibit 10.4 to ACCO Brands Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 25, 2005 (File No. 001-08454))

10.6	ACCO Brands Corporation Annual Executive Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 to ACCO Brands Corporation’s Current Report on Form 8-K dated August 3, 2005 and filed August 8, 2005)

10.7	Tax Allocation Agreement, dated as of August 16, 2005, between ACCO World Corporation and Fortune Brands, Inc. (incorporated by reference to Exhibit 10.1 to ACCO Brands Corporation’s Current Report on Form 8-K dated August 12, 2005 and filed August 17, 2005)

10.8	Tax Allocation Agreement, dated as of August 16, 2005, between General Binding Corporation and Lane Industries, Inc. (incorporated by reference to Exhibit 10.2 to ACCO Brands Corporation’s Current Report on Form 8-K dated August 12, 2005 and filed August 17, 2005 (File No. 001-08454))

10.9	Transition Services Agreement, dated as of August 16, 2005, between ACCO World Corporation and Fortune Brands, Inc. (incorporated by reference to Exhibit 10.20 to ACCO Brands Corporation’s Registration Statement on Form S-4 (File No. 333-128784))

10.10	Description of changes to terms of oral employment agreements for David P. Campbell, Chairman of the Board of Directors and Chief Executive Officer, Neil V. Fenwick, Executive Vice President and Chief Financial Officer, Dennis Chandler, Chief Operating Officer, Office Products Division and Steven Rubin, Vice President, General Counsel and Secretary (incorporated by reference to Item 1.01 of ACCO Brands Corporation’s Current Report on Form 8-K dated filed August 3, 2005 (File No. 001-08454)).

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.