Form 10-Q/A
period 2005-09-30
ACCO BRANDS CORP
filed 2005-11-17
CIK 712034

The following items were the subject of a Form 12b-25 and are included herein:
1. Item 1. — Note 14 to the Financial Statements has been added.
2. Item 6. — Certifications pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002 identified as Exhibits 32.1 and 32.2

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE:
      This quarterly report on Form 10Q/A constitutes Amendment No. 1 to the quarterly report on Form 10-Q filed by ACCO Brands Corporation (the “Company”) originally filed with the Securities and Exchange Commission on November 14, 2005, for the quarterly period ended September 30, 2005. This Form 10-Q/A is being filed solely for the following purposes:

•	Providing the completed information required for Note 14 to the Condensed Consolidated Financial Statements; and

•	Providing the certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 which were omitted from the Form 10-Q based solely upon the incomplete Note 14 to the Condensed Consolidated Financial Statements.
      On November 15, 2005 the Company filed Form 12b-25 with the Securities and Exchange Commission describing why the complete Form 10-Q could not be filed within the time period prescribed by Instruction A.1. to Form 10-Q.
      No other revisions have been made to the Form 10-Q as originally filed.

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
      The transaction discussed in Note 4 significantly impacted the capital structure of the Company. ACCO Brands’ Certificate of Incorporation provides for 200 million authorized shares of Common Stock with a par value of $0.01 per share. Approximately 35 million shares of the Company’s common stock

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)
were issued to shareholders of Fortune and a minority shareholder of the Company in connection with the Distribution. In connection with the Merger, approximately 17.2 million additional shares were issued to GBC’s shareholders and employees in exchange for their GBC common and Class B common shares and restricted stock units that converted into the right to receive the Company’s common stock upon consummation of the Merger. Total outstanding shares as of September 30, 2005 were 52.4 million, an increase from the 0.05 million at December 27, 2004. These amounts, as well as the dilutive impact of ACCO stock options on the date of the Distribution have been used in the basic and dilutive earnings per common share calculation below for all periods prior to the Distribution. Basic earnings per common share are calculated by dividing net income by the weighted average number of common shares outstanding in the period.
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

14.	Condensed Consolidated Financial Information
      Following the Distribution and Merger the Company’s wholly-owned domestic subsidiaries were required to jointly and severally, fully and unconditionally guarantee the Notes (see Note 3). Rather than filing separate financial statements for each guarantor subsidiary with the Securities and Exchange Commission, the Company has elected to present the following consolidating financial statements which detail the results of operations, for the three months and nine months ended September 30, 2005 and September 25, 2004, cash flows for the nine months ended September 30, 2005 and 2004 and financial position as of September 30, 2005 and December 27, 2004, of the Company and its guarantor, and non-guarantor subsidiaries (in each case carrying investments under the equity method), and the eliminations necessary to arrive at the reported consolidated financial statements of the Company.

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)
Consolidating Balance Sheets

	September 30, 2005

	ACCO Brands
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated

	(Unaudited)
	(In millions of dollars)
Assets
Current assets
Cash and cash equivalents	$15.0	$5.6	$50.4	$—	$71.0
Accounts receivable, net	—	230.5	196.2	—	426.7
Inventory, net	—	157.3	123.6	—	280.9
Receivables from affiliates	32.0	91.4	36.2	(159.6)	—
Deferred income taxes	—	26.6	5.9	—	32.5
Income taxes receivable	0.2	1.1	(1.3)	—	—
Other current assets	3.1	15.1	20.7	—	38.9

Total current assets	50.3	527.6	431.7	(159.6)	850.0
Property, plant and equipment, net	0.1	106.5	140.1	—	246.7
Deferred income taxes	—	(5.6)	5.6	—	—
Goodwill, net	400.5	—	—	—	400.5
Identifiable intangibles, net	70.4	105.9	67.0	—	243.3
Prepaid pension	—	29.5	57.7	—	87.2
Other assets	5.8	36.6	14.0	—	56.4
Investment in, long term receivable from, affiliates	934.2	789.5	194.2	(1,917.9)	—

Total assets	$1,461.3	$1,590.0	$910.3	$(2,077.5)	$1,884.1

Liabilities and Stockholders’ Equity
Current liabilities
Notes payable to banks	$—	$3.3	$5.7	$—	$9.0
Current portion long term debt	4.0	—	14.7	—	18.7
Accounts payable	—	85.4	69.5	—	154.9
Accrued income taxes	13.0	(2.6)	10.0	—	20.4
Accrued customer programs	—	73.8	51.0	—	124.8
Accrued compensation, restructuring and other liabilities	9.9	64.1	48.9	—	122.9
Payables to affiliates	73.8	100.8	47.2	(221.8)	—

Total current liabilities	100.7	324.8	247.0	(221.8)	450.7
Long term debt	746.0	—	184.9	—	930.9
Long term notes payable to affiliates	200.0	670.6	44.6	(915.2)	—
Postretirement and other liabilities	2.3	11.4	76.5	—	90.2

Total liabilities	1,049.0	1,006.8	553.0	(1,137.0)	1,471.8
Stockholder’s equity
Common stock	0.5	486.9	11.9	(498.8)	0.5
Common stock class B	—	114.0	—	(114.0)	—
Treasury stock, at cost	(1.1)	—	—	—	(1.1)
Paid-in capital	1,343.9	627.0	278.4	(905.4)	1,343.9
Unearned compensation	(5.6)	—	—	—	(5.6)
Accumulated other comprehensive income	9.2	(9.9)	10.3	(0.4)	9.2
Accumulated deficit	(934.6)	(634.8)	56.7	578.1	(934.6)

Total stockholders’ equity	412.3	583.2	357.3	(940.5)	412.3

Total liabilities and stockholders’ equity	$1,461.3	$1,590.0	$910.3	$(2,077.5)	$1,884.1

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)
Consolidating Balance Sheets

	December 27, 2004

	ACCO Brands
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated

	(In millions of dollars)
Assets
Current assets
Cash and cash equivalents	$—	$(13.4)	$93.2	$—	$79.8
Accounts receivable, net	—	175.6	144.5	—	320.1
Inventory, net	—	88.4	84.1	—	172.5
Receivables from affiliates	8.6	25.5	22.2	(56.3)	—
Deferred taxes receivable	0.2	5.6	(1.6)	—	4.2
Other current assets	0.1	5.8	14.0	—	19.9

Total current assets	8.9	287.5	356.4	(56.3)	596.5
Property, plant and equipment, net	0.1	53.2	104.4	—	157.7
Deferred income taxes	5.2	23.9	(7.4)	—	21.7
Intangibles, net of accumulated amortization	70.4	30.3	16.9	—	117.6
Prepaid pension expense	—	30.0	57.1	—	87.1
Other assets	1.9	2.0	—	—	3.9
Investment in, long term receivable from, affiliates	617.6	43.1	—	(660.7)	—

Total assets	$704.1	$470.0	$527.4	$(717.0)	$984.5

Liabilities and Stockholders’ Equity
Current liabilities
Notes payable to banks	$—	$—	$0.1	$—	$0.1
Accounts payable	—	60.1	60.5	—	120.6
Accrued current income taxes	4.9	4.8	4.6	—	14.3
Accrued customer programs	—	47.5	34.1	—	81.6
Accrued compensation, restructuring and other liabilities	9.0	52.1	47.1	—	108.2
Payables to affiliates	67.2	34.0	14.4	(115.6)	—

Total current liabilities	81.1	198.5	160.8	(115.6)	324.8
Long-term notes payable to affiliates	—	348.0	3.4	(351.4)	—
Postretirement and other liabilities	6.2	10.9	25.8	—	42.9

Total liabilities	87.3	557.4	190.0	(467.0)	367.7
Stockholder’s equity
Common stock	0.1	0.9	9.6	(10.5)	0.1
Parent company investment	(269.5)	(53.4)	(13.8)	67.2	(269.5)
Paid-in capital	1,835.1	619.3	114.9	(734.2)	1,835.1
Accumulated other comprehensive income (loss)	15.9	(1.3)	19.4	(18.1)	15.9
Accumulated deficit	(964.8)	(652.9)	207.3	445.6	(964.8)

Total stockholders’ equity	616.8	(87.4)	337.4	(250.0)	616.8

Total liabilities and stockholders’ equity	$704.1	$470.0	$527.4	$(717.0)	$984.5

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)
Consolidating Income Statements

	Three Months Ended September 30, 2005

	ACCO Brands
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated

		(Unaudited)
		(In millions of dollars)
Unaffiliated sales	$—	$246.3	$175.4	$—	$421.7
Affiliated sales	—	10.3	9.3	(19.6)	—

Net sales	—	256.6	184.7	(19.6)	421.7
Cost of products sold	—	189.7	129.9	(19.6)	300.0
Advertising, selling, general and administrative expenses	10.1	44.5	33.9	—	88.5
Amortization of intangibles	—	0.8	0.6	—	1.4
Restructuring charges	—	—	0.3	—	0.3

Operating income	(10.1)	21.6	20.0	—	31.5
Interest (income)/expense from affiliates	(6.0)	5.7	0.3	—	—
Interest (income)/expense, including allocation from Parent	7.4	—	0.6	(0.1)	7.9
Other (income)/expense, net	(0.1)	(0.6)	(0.5)	0.1	(1.1)

Income before taxes and earnings of wholly owned subsidiaries	(11.4)	16.5	19.6	—	24.7
Income taxes	9.4	3.6	8.1	—	21.1

Income (loss) before earnings/(losses) of wholly owned subsidiaries	(20.8)	12.9	11.5	—	3.6
Earnings/(losses) of wholly owned subsidiaries	24.4	3.2	—	(27.6)	—

Net income (loss)	$3.6	$16.1	$11.5	$(27.6)	$3.6

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)
Consolidating Income Statements

	Three Months Ended September 25, 2004

	ACCO Brands
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated

	(Unaudited)
	(In millions of dollars)
Unaffiliated sales	$—	$175.5	$128.3	$—	$303.8
Affiliated sales	—	(1.5)	7.4	(5.9)	—

Net sales	—	174.0	135.7	(5.9)	303.8
Cost of products sold	—	121.7	92.6	(5.9)	208.4
Advertising, selling, general and administrative expenses	3.4	33.5	22.1	—	59.0
Amortization of intangibles	0.1	0.1	0.1	—	0.3

Operating income	(3.5)	18.7	20.9	—	36.1
Interest (income)/expense from affiliates	(4.3)	4.3	—	—	—
Interest (income)/expense, including allocation from Parent	2.6	(0.2)	(0.3)	—	2.1
Other (income)/expense, net	(0.2)	1.6	(1.9)	—	(0.5)

Income (loss) before taxes and earnings/(losses) of wholly owned subsidiaries	(1.6)	13.0	23.1	—	34.5
Income taxes	(4.5)	3.8	(3.3)	—	(4.0)

Income before earnings/(losses) of wholly owned subsidiaries	2.9	9.2	26.4	—	38.5
Earnings/(losses) of wholly owned subsidiaries	35.6	5.0	—	(40.6)	—

Net income (loss)	$38.5	$14.2	$26.4	$(40.6)	$38.5

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)
Consolidating Income Statements

	Nine Months Ended September 30, 2005

	ACCO Brands
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated

	(Unaudited)
	(In millions of dollars)
Unaffiliated sales	$—	$523.8	$449.9	$—	$973.7
Affiliated sales	—	18.1	20.4	(38.5)	—

Net sales	—	541.9	470.3	(38.5)	973.7
Cost of products sold	—	404.1	324.1	(38.5)	689.7
Advertising, selling, general and administrative expenses	15.2	101.5	85.3	—	202.0
Amortization of intangibles	0.1	0.8	1.5	—	2.4
Restructuring charges	—	—	0.3	—	0.3

Operating income	(15.3)	35.5	59.1	—	79.3
Interest (income)/expense from affiliates	(16.4)	16.1	0.3	—	—
Interest (income)/expense, including allocation from Parent	13.0	(0.4)	(0.5)	(0.1)	12.0
Other (income)/expense, net	(6.0)	0.1	6.4	0.1	0.6

Income before taxes and earnings of wholly owned subsidiaries	(5.9)	19.7	52.9	—	66.7
Income taxes	11.7	5.7	20.7	—	38.1

Net income before change in accounting principle	(17.6)	14.0	32.2	—	28.6
Change in accounting principle	—	—	1.6	—	1.6

Income (loss) before earnings/(losses) of wholly owned subsidiaries	(17.6)	14.0	33.8	—	30.2
Earnings/(losses) of wholly owned subsidiaries	47.8	4.9	—	(52.7)	—

Net income (loss)	$30.2	$18.9	$33.8	$(52.7)	$30.2

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)
Consolidating Income Statements

	Nine Months Ended September 25, 2004

	ACCO Brands
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated

	(Unaudited)
	(In millions of dollars)
Unaffiliated sales	$—	$447.3	$396.1	$—	$843.4
Affiliated sales	—	(2.4)	19.6	(17.2)	—

Net sales	—	444.9	415.7	(17.2)	843.4
Cost of products sold	—	315.7	293.0	(17.2)	591.5
Advertising, selling, general and administrative expenses	10.3	100.9	71.5	—	182.7
Amortization of intangibles	0.1	0.1	0.7	—	0.9
Restructuring charges	—	2.9	16.5	—	19.4

Operating income	(10.4)	25.3	34.0	—	48.9
Interest (income)/expense from affiliates	(12.7)	12.7	—	—	—
Interest (income)/expense, including allocation from Parent	7.9	(0.3)	(1.6)	—	6.0
Other (income)/expense, net	(0.2)	0.9	(0.7)	—	—

Income (loss) before taxes and earnings/(losses) of wholly owned subsidiaries	(5.4)	12.0	36.3	—	42.9
Income taxes	(5.8)	4.6	3.5	—	2.3

Income before earnings/(losses) of wholly owned subsidiaries	0.4	7.4	32.8	—	40.6
Earnings/(losses) of wholly owned subsidiaries	40.2	7.3	—	(47.5)	—

Net income (loss)	$40.6	$14.7	$32.8	$(47.5)	$40.6

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)
Consolidating Statement of Cash Flows

	Nine Months Ended September 30, 2005

	ACCO Brands
	Parent	Guarantors	Non-Guarantors	Consolidated

	(Unaudited)
	(In millions of dollars)
Net cash (used in)/provided by operating activities:	$(1.8)	$(21.1)	$45.2	$22.3

Investing activities:
Additions to property, plant and equipment	—	(7.7)	(11.6)	(19.3)
Proceeds from the sale of property, plant and equipment	—	—	2.2	2.2
Cost of acquisition, net of cash acquired	(12.5)	11.6	—	(0.9)
Other investing activities	1.0	—	—	1.0

Net cash (used)/provided by investing activities	(11.5)	3.9	(9.4)	(17.0)
Financing activities:
(Decrease) in parent company investment	(23.0)	—	—	(23.0)
Intercompany financing	(168.3)	326.1	(157.8)	—
Net dividends	(507.2)	0.5	(118.3)	(625.0)
Proceeds on long-term debt	750.0	—	200.0	950.0
Repayments on long-term debt	—	(293.6)	—	(293.6)
Proceeds on short-term debt	6.3	—	—	6.3
Repayments on short-term debt	(6.3)	—	—	(6.3)
Cost of debt issuance	(26.1)	—	—	(26.1)
Other financing activities	2.9	3.2	(0.1)	6.0

Net cash (used)/provided by financing activities	28.3	36.2	(76.2)	(11.7)
Effect of foreign exchange rate changes on cash	—	—	(2.4)	(2.4)
Net increase/(decrease) in cash and cash equivalents	15.0	19.0	(42.8)	(8.8)
Cash and cash equivalents at the beginning of the year	—	(13.4)	93.2	79.8

Cash and cash equivalents at the end of the period	$15.0	$5.6	$50.4	$71.0

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)
Consolidating Statement of Cash Flows

	Nine Months Ended September 25, 2004

	ACCO Brands
	Parent	Guarantors	Non-Guarantors	Consolidated

	(Unaudited)
	(In millions of dollars)
Net cash (used in)/provided by operating activities:	$(6.2)	$18.7	$21.9	$34.4

Investing activities:
Additions to property, plant and equipment	—	(10.6)	(5.4)	(16.0)
Proceeds from the sale of property, plant and equipment	—	18.1	3.0	21.1

Net cash (used)/provided by investing activities	—	7.5	(2.4)	5.1
Financing activities:
(Decrease) in parent company investment	(31.2)	—	—	(31.2)
Intercompany financing	18.4	(31.6)	13.2	—
Intercompany dividends	19.0	6.8	(25.8)	—
Repayments on short-term debt	—	—	(2.7)	(2.7)

Net cash (used)/provided by financing activities	6.2	(24.8)	(15.3)	(33.9)
Effect of foreign exchange rate changes on cash	—	—	0.3	0.3

Net increase in cash and cash equivalents	—	1.4	4.5	5.9
Cash and cash equivalents at the beginning of the year	—	(6.9)	67.4	60.5

Cash and cash equivalents at the end of the period	$—	$(5.5)	$71.9	$66.4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

Debt Obligations

	Stated Maturity Date
									Fair
	2005(1)	2006	2007	2008	2009	2010	Thereafter	Total	Value
(in millions)
Long term debt:
Fixed rate (U.S. dollars)	$—	$—	$—	$—	$—	$—	$350.0	$350.0	$346 .5
Average fixed interest rate	7.63%	7.63%	7.63%	7.63%	7.63%	7.63%	7.63%	7.63%
Variable rate (U.S. dollars)	$1.0	$4.0	$4.0	$4.0	$4.0	$4.0	$379.0	$400.0	$400.0
Variable rate (British pounds)	$2.8	$11.5	$14.3	$25.1	$33.0	$28.0	$0.0	$114.7	$114.7
Variable rate (Euro)	$2.1	$8.6	$10.7	$18.6	$24.3	$20.6	$0.0	$84.9	$85.1
Average variable interest rate(2)	5.57%	5.57%	5.57%	5.57%	5.58%	5.58%	5.58%	5.53%
Short term debt:
Variable rate (U.S. dollars)	$9.0	$—	$—	$—	$—	$—	$—	$9.0	$9.0
Average variable interest rate(2)	5.04%	—%	—%	—%	—%	—%	—%	5.04%

(1)	2005 disclosure relates to the fourth quarter of 2005.

(2)	Rates presented are as of September 30, 2005. Refer to note 3 for further discussion of interest rates on ACCO’s debt.

(3)	ACCO’s short-term debt includes $4.5 of demand notes with an average interest rate of 4.6%. ACCO intends to continue to borrow under these notes.
     Interest Rate Derivatives

	Maturity Date
									Fair
	2005	2006	2007	2008	2009	2010	Thereafter	Total	Value
(in millions)
Interest rate swap	$—	$—	$—	$—	$—	$185.0	$—	$185.0	$185.0
Average pay rate	2.6%	3.0%	3.3%	3.5%	3.7%	3.8%
Average receive rate	4.5%	4.8%	4.8%	4.9%	5.0%	5.0%
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

Thomas P. O’Neill, Jr.
Vice President, Finance and Accounting
Chief Accounting Officer
November 17, 2005

EXHIBIT INDEX

Number	Description of Exhibit

2.1	Agreement and Plan of Merger, dated as of March 15, 2005, by and among Fortune Brands, Inc., ACCO World Corporation, Gemini Acquisition Sub, Inc. and General Binding Corporation (incorporated by reference to Annex A to the proxy statement/ prospectus — information statement included in ACCO Brands Corporation’s Registration Statement on Form S-4 (File No. 333-124946))

2.2	Amendment to Agreement and Plan of Merger, dated as of August 4, 2005, by and among Fortune Brands, Inc., ACCO World Corporation, Gemini Acquisition Sub, Inc. and General Binding Corporation (incorporated by reference to Exhibit 2.2 to ACCO Brands Corporation’s Current Report on Form 8-K dated August 3, 2005 and filed August 8, 2005 (File No. 001-08454))

3.1	Restated Certificate of Incorporation of ACCO Brands Corporation (incorporated by reference to Exhibit 3.1 to ACCO Brands Corporation’s Current Report on Form 8-K dated August 12, 2005 and filed August 17, 2005 (File No. 001-08454))

3.2	By-laws of ACCO Brands Corporation (incorporated by reference to Exhibit 3.3 to ACCO Brands Corporation’s Amendment to Current Report on Form 8-K/A dated September 21, 2005 (File No. 001-08454))

4.1	Indenture, dated as of August 5, 2005, between ACCO Finance I, Inc. and Wachovia Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to ACCO Brands Corporation’s Current Report on Form 8-K dated August 3, 2005 and filed August 8, 2005 (File No. 001-08454))

4.2	Supplemental Indenture, dated as of August 17, 2005, among ACCO Brands Corporation, the Guarantors signatory thereto and Wachovia Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to ACCO Brands Corporation’s Current Report on Form 8-K dated August 17, 2005 and filed August 23, 2005 (File No. 001-08454))

4.3	Registration Rights Agreement, dated as of August 5, 2005, among ACCO Finance I, Inc., Citigroup Global Markets Inc., Goldman, Sachs & Co., Harris Nesbitt Corp., ABN AMRO Incorporated, NatCity Investments, Inc. and Piper Jaffray & Co. (incorporated by reference to Exhibit 4.4 to ACCO Brands Corporation’s Current Report on Form 8-K dated August 3, 2005 and filed August 8, 2005 (File No. 001-08454))

4.4	Joinder Agreement, dated as of August 17, 2005, among ACCO Brands Corporation, the Guarantors signatory thereto and Citigroup Global Markets Inc. and Goldman, Sachs & Co., as representatives of the Initial Purchasers (incorporated by reference to Exhibit 4.2 to ACCO Brands Corporation’s Current Report on Form 8-K dated August 17, 2005 and filed August 23, 2005 (File No. 001-08454))

10.1	Credit Agreement, dated as of August 17, 2005, by and among ACCO Brands Corporation, ACCO Brands Europe Ltd., Furlon Holding B.V. (to be renamed ACCO Nederland Holdings B.V.) and the lenders and issuers party hereto, Citicorp North America, Inc., as Administrative Agent, and ABN AMRO Bank, N.V., as Syndication Agent (incorporated by reference to Exhibit 10.1 to ACCO Brands Corporation’s Current Report on Form 8-K dated August 17, 2005 and filed August 23, 2005 (File No. 001-08454))

10.2	Amendment to Distribution Agreement, dated as of August 4, 2005, by and between Fortune Brands, Inc. and ACCO World Corporation (incorporated by reference to Exhibit 2.2 to ACCO Brands Corporation’s Current Report on Form 8-K dated August 3, 2005 and filed August 8, 2005 (File No. 001-08454))

10.3	ACCO Brands Corporation 2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to ACCO Brands Corporation’s Current Report on Form 8-K dated August 3, 2005 and filed August 8, 2005)

10.4	ACCO Brands Corporation 2005 Assumed Option and Restricted Stock Unit Plan, together with Sub-Plan A thereto (incorporated by reference to Exhibit 10.2 to ACCO Brands Corporation’s Current Report on Form 8-K dated August 3, 2005 and filed August 8, 2005 (File No. 001-08454))

Number	Description of Exhibit

10.5	Copy of resolutions of the Board of Directors of ACCO, adopted August 3, 2005, approving the conversion to ACCO stock options of certain stock options granted pursuant to the Fortune Brands, Inc. 1999 Long-Term Incentive Plan (the “Fortune 1999 LTIP”), the Fortune Brands, Inc. 2003 Long- Term Incentive Plan (the “Fortune 2003 LTIP”), the General Binding Corporation 1989 Stock Option Plan, as amended and restated (the “GBC 1989 Stock Option Plan”), the General Binding Corporation 2001 Stock Incentive Plan for Employees (the “GBC 2001 Stock Plan”) and the General Binding Corporation Non-Employee Directors 2001 Stock Option Plan (the “GBC 2001 Directors Plan”) and the conversion to ACCO restricted stock units of certain restricted stock units that did not vest in full upon consummation of the merger of Acquisition Sub and GBC (incorporated by reference to Exhibit 10.4 to ACCO Brands Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 25, 2005 (File No. 001-08454))

10.6	ACCO Brands Corporation Annual Executive Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 to ACCO Brands Corporation’s Current Report on Form 8-K dated August 3, 2005 and filed August 8, 2005)

10.7	Tax Allocation Agreement, dated as of August 16, 2005, between ACCO World Corporation and Fortune Brands, Inc. (incorporated by reference to Exhibit 10.1 to ACCO Brands Corporation’s Current Report on Form 8-K dated August 12, 2005 and filed August 17, 2005)

10.8	Tax Allocation Agreement, dated as of August 16, 2005, between General Binding Corporation and Lane Industries, Inc. (incorporated by reference to Exhibit 10.2 to ACCO Brands Corporation’s Current Report on Form 8-K dated August 12, 2005 and filed August 17, 2005 (File No. 001-08454))

10.9	Transition Services Agreement, dated as of August 16, 2005, between ACCO World Corporation and Fortune Brands, Inc. (incorporated by reference to Exhibit 10.20 to ACCO Brands Corporation’s Registration Statement on Form S-4 (File No. 333-128784))

10.10	Description of changes to terms of oral employment agreements for David P. Campbell, Chairman of the Board of Directors and Chief Executive Officer, Neil V. Fenwick, Executive Vice President and Chief Financial Officer, Dennis Chandler, Chief Operating Officer, Office Products Division and Steven Rubin, Vice President, General Counsel and Secretary (incorporated by reference to Item 1.01 of ACCO Brands Corporation’s Current Report on Form 8-K dated filed August 3, 2005 (File No. 001-08454)).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.