Form 10-Q/A
period 2005-06-25
ACCO BRANDS CORP
filed 2006-02-17
CIK 712034

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
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
Class	January 31, 2006
Common Stock, $1.00 par value	52,988,297
* REGISTRANT’S REGISTRATION STATEMENT ON FORM S-4/A UNDER THE SECURITIES ACT OF 1933 WAS DECLARED EFFECTIVE ON JULY 15, 2005 AND REGISTRANT’S REGISTRATION STATEMENT ON FORM 8-A UNDER THE SECURITIES EXCHANGE ACT OF 1934 BECAME EFFECTIVE ON AUGUST 2, 2005. PRIOR THERETO, REGISTRANT’S BUSINESS WAS REPORTED AS A BUSINESS SEGMENT OF FORTUNE BRANDS, INC.

EXPLANATORY NOTE:
      This quarterly report on Form 10-Q/A constitutes Amendment No. 1 to the quarterly report on Form 10-Q filed by ACCO Brands Corporation (the “Company”) originally filed with the Securities and Exchange Commission on August 29, 2005, for the quarterly period ended June 25, 2005. The Company is filing this Form 10-Q/A Amendment No. 1 to reflect the restatement of its consolidated financial statements for the quarters ended June 25, 2005 and 2004. The restatement arises from the discovery during a reconciliation process of errors in certain income tax accounts. Specifically, the errors arose from 1) the failure to properly record, in its initial adoption of SFAS No. 109, certain deferred income tax assets and liabilities related to intangible assets acquired before 1993, 2) incomplete reconciliations which resulted in errors in income tax and other related balance sheet accounts and 3) an error to the 2002 income tax provision, specifically the failure to provide valuation allowances against certain deferred tax assets established as a result of asset impairments. Refer to Note 1A in Item 1. of Part I. Financial Information of this report for a complete description and quantification of the restatement.
      The information in this Form 10-Q/A Amendment No. 1 has not been updated from the original Form 10-Q except as required to reflect the effects of the restatement. This restatement includes changes to Part I, Items 1 and 4. Items included in the original Form 10-Q that are not included herein are not amended and remain in effect as of the date of the original filing. Current CEO and CFO certifications as to the corrected information contained in this report are also being provided. Additionally, this Form 10-Q/A Amendment No. 1 does not purport to provide an update or a discussion of any other developments or events at the company that occurred subsequent to the original filing.

ACCO Brands Corporation and Subsidiaries
FORM 10-Q
For the Quarter Ended June 25, 2005

PART I. Financial Information
Item 1. Financial Statements
ACCO World Corporation and Subsidiaries
(Majority Owned Subsidiary of Fortune Brands, Inc.)
Condensed Consolidated Balance Sheets

	Restated

	June 25,	December 27,
	2005	2004

(in millions of dollars)	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$18.2	$79.8
Accounts receivable, net	267.0	320.1
Inventories, net
Raw materials and supplies	23.7	24.7
Work in process	6.4	5.8
Finished products	157.7	142.0

	187.8	172.5
Deferred income taxes	14.4	11.0
Other current assets	24.1	19.9

Total current assets	511.5	603.3
Property, plant and equipment
Land and improvements	12.8	13.2
Buildings and improvements to leaseholds	116.7	117.8
Machinery and equipment	347.4	346.5
Construction in progress	9.8	15.0

	486.7	492.5
Less accumulated depreciation	(332.0)	(334.8)

Property, plant and equipment, net	154.7	157.7
Intangibles resulting from business acquisitions, net	115.9	117.6
Prepaid pension expense	84.9	87.1
Other assets	5.1	3.9

Total assets	$872.1	$969.6

Liabilities and Stockholders’ Equity
Current liabilities
Notes payable to banks	$0.9	$0.1
Accounts payable	101.6	120.6
Accrued income taxes due to Parent	8.9	19.6
Accrued customer programs	76.3	81.6
Accrued compensation, restructuring and other liabilities	61.0	108.2

Total current liabilities	248.7	330.1
Postretirement and other liabilities	37.4	42.9
Deferred income taxes	40.0	30.5

Total liabilities	326.1	403.5
Stockholders’ equity
Common stock, par value $1 per share, 53,476 shares authorized, issued and outstanding at June 25, 2005 and December 27, 2004	0.1	0.1
Parent company investment	(318.1)	(278.3)
Paid-in capital	1,838.0	1,835.1
Accumulated other comprehensive income	6.1	15.9
Accumulated deficit	(980.1)	(1,006.7)

Total stockholders’ equity	546.0	566.1

Total liabilities and stockholders’ equity	$872.1	$969.6

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

1A.	Restatement of Previously Issued Consolidated Financial Statements
      The company has restated its previously issued financial statements for 2002 through 2004 and the first three quarters of 2005 to correct certain errors which arose from 1) the failure to properly record, in its initial adoption of SFAS No. 109, certain deferred income tax assets and liabilities related to intangible assets acquired before 1993, 2) incomplete reconciliations which resulted in errors in income tax and other related balance sheet accounts and 3) an error to the 2002 income tax provision, specifically the failure to provide valuation allowances against certain deferred tax assets established as a result of asset impairments. The company restated previously issued financial information for the years ended December 27, 2004, 2003 and 2002, and the three months ended March 25, 2005 and 2004, by filing a Form 8K. The company’s previously reported quarterly information in its Form 10-Q for the quarter ended June 25, 2005 has been restated by filing a Form 10-Q/A Amendment No. 1.
      As a result of the restatement, stockholders’ equity as of both June 25, 2005 and December 27, 2004 decreased approximately $51 million, with an offsetting increase of approximately $51 to net tax liabilities. The restatement did not impact the consolidated statements of income or cash flows for the quarters or year-to-date periods ended June 25, 2005 and 2004.
Consolidated Balance Sheets at June 25, 2005 and December 27, 2004

	June 25, 2005		December 27, 2004

	As Previously	As	As Previously	As
	Reported	Restated	Reported	Restated
(in millions, except shares)
Assets
Current assets
Cash and equivalents	$18.2	$18.2	$79.8	$79.8
Accounts and other current receivables	267.0	267.0	320.1	320.1
Inventories, net	187.8	187.8	172.5	172.5
Deferred income taxes	7.6	14.4	4.2	11.0
Other current assets	24.1	24.1	19.9	19.9

Total current assets	504.7	511.5	596.5	603.3
Property, plant and equipment, net	154.7	154.7	157.7	157.7
Deferred income taxes	12.2	—	21.7	—
Intangible assets	115.9	115.9	117.6	117.6
Other assets	90.0	90.0	91.0	91.0

Total assets	$877.5	$872.1	$984.5	$969.6

Liabilities
Current liabilities
Notes payable to banks	$0.9	$0.9	$0.1	$0.1
Accounts payable and accrued liabilities	238.9	238.9	310.4	310.4
Accrued income taxes payable to Parent	3.6	8.9	14.3	19.6

Total current liabilities	243.4	248.7	324.8	330.1
Deferred income taxes	—	40.0	—	30.5
Other long-term liabilities	37.4	37.4	42.9	42.9

Total liabilities	280.8	326.1	367.7	403.5
Stockholders’ equity
Common stock, $1 par value	0.1	0.1	0.1	0.1
Paid-in capital	1,838.0	1,838.0	1,835.1	1,835.1
Parent company investment	(309.3)	(318.1)	(269.5)	(278.3)
Accumulated other comprehensive loss	6.1	6.1	15.9	15.9
Accumulated deficit	(938.2)	(980.1)	(964.8)	(1,006.7)

Total stockholders’ equity	596.7	546.0	616.8	566.1

Total liabilities and stockholders’ equity	$877.5	$872.1	$984.5	$969.6

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

7. Income Taxes
     During the first half of 2005, the Company recorded income tax expense of $3.5 million related to foreign earnings no longer considered permanently reinvested. Of this charge, $1.2 million is associated with foreign earnings repatriation under the provisions of the American Jobs Creation Act of 2004. As a result, the Company reported a 40% effective tax rate as of June 25, 2005. For the six month period ended June 25, 2004, the effective tax rate was 74.0% and was negatively impacted by the establishment of valuation allowances relating to deferred tax assets primarily stemming from certain foreign net operating losses.
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

Consolidating Balance Sheets

	Restated

	June 25, 2005 (unaudited)

	ACCO Brands
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
(in millions of dollars)
Assets
Current assets
Cash and cash equivalents	$1.0	$(6.7)	$23.9	$—	$18.2
Accounts receivable, net	—	136.3	130.7	—	267.0
Inventory, net	—	105.0	82.8	—	187.8
Receivables from affiliates	13.5	15.3	(5.6)	(23.2)	—
Deferred taxes	1.9	8.3	4.2	—	14.4
Income taxes receivable	0.1	1.0	(1.1)	—	—
Other current assets	0.2	11.4	12.5	—	24.1

Total current assets	16.7	270.6	247.4	(23.2)	511.5
Property, plant and equipment, net	0.1	53.0	101.6	—	154.7
Intangibles, net of accumulated amortization	70.3	30.3	15.3	—	115.9
Prepaid pension expense	—	29.3	55.6	—	84.9
Other assets	2.0	3.1	—	—	5.1
Investment in /long term receivable from affiliates	495.9	25.7	—	(521.6)	—

Total assets	$585.0	$412.0	$419.9	$(544.8)	$872.1

Liabilities and Stockholders’ Equity
Current liabilities
Notes payable to banks	$—	$—	$0.9	$—	$0.9
Accounts payable	—	50.8	50.8	—	101.6
Accrued current income taxes	5.7	(1.3)	4.5	—	8.9
Accrued customer programs	—	39.3	37.0	—	76.3
Accrued compensation, restructuring and other liabilities	2.2	27.2	31.6	—	61.0
Payables to affiliates	1.3	11.2	7.9	(20.4)	—

Total current liabilities	9.2	127.2	132.7	(20.4)	248.7
Long-term notes payable to affiliates	—	348.0	6.5	(354.5)	—
Postretirement and other liabilities	5.4	8.8	23.2	—	37.4
Deferred income taxes	24.4	3.1	12.5	—	40.0

Total liabilities	39.0	487.1	174.9	(374.9)	326.1
Stockholder’s equity
Common stock	0.1	0.9	9.6	(10.5)	0.1
Parent company investment	(318.1)	(30.1)	25.3	4.8	(318.1)
Paid-in capital	1,838.0	620.2	101.4	(721.6)	1,838.0
Accumulated other comprehensive income (loss)	6.1	(1.2)	9.3	(8.1)	6.1
Accumulated deficit	(980.1)	(664.9)	99.4	565.5	(980.1)

Total stockholders’ equity	546.0	(75.1)	245.0	(169.9)	546.0

Total liabilities and stockholders’ equity	$585.0	$412.0	$419.9	$(544.8)	$872.1

ACCO Brands Corporation and Subsidiaries
(Majority Owned Subsidiary of Fortune Brands)
Notes to Consolidated Financial Statements — Continued
December 27, 2004, 2003 and 2002

	Restated

	December 27, 2004

	ACCO
	Brands
	(Parent)	Guarantors	Non-Guarantors	Eliminations	Consolidated
(in millions of dollars)
Assets
Current assets
Cash and cash equivalents	$—	$(13.4)	$93.2	$—	$79.8
Accounts receivable, net	—	175.6	144.5	—	320.1
Inventory, net	—	88.4	84.1	—	172.5
Receivables from affiliates	8.6	25.5	22.2	(56.3)	—
Deferred income taxes	3.8	7.2	—	—	11.0
Other current assets	0.1	5.8	14.0	—	19.9

Total current assets	12.5	289.1	358.0	(56.3)	603.3
Property, plant and equipment, net	0.1	53.2	104.4	—	157.7
Intangibles, net of accumulated amortization	70.4	30.3	16.9	—	117.6
Prepaid pension expense	—	30.0	57.1	—	87.1
Other assets	1.9	2.0	—	—	3.9
Investment in/ L-T receivable from affiliates	593.9	43.1	—	(637.0)	—

Total assets	$678.8	$447.7	$536.4	$(693.3)	$969.6

Liabilities and Stockholders’ Equity
Current liabilities
Notes payable to banks	$—	$—	$0.1	$—	$0.1
Accounts payable	—	60.1	60.5	—	120.6
Accrued income taxes	8.4	6.6	4.6	—	19.6
Accrued customer programs	—	47.5	34.1	—	81.6
Accrued compensation, restructuring and other liabilities	9.0	52.1	47.1	—	108.2
Payables to affiliates	67.2	34.0	14.4	(115.6)	—

Total current liabilities	84.6	200.3	160.8	(115.6)	330.1
Long-term notes payable to affiliates	—	348.0	3.4	(351.4)	—
Postretirement and other liabilities	6.2	10.9	25.8	—	42.9
Deferred income taxes	21.9	(1.1)	9.7	—	30.5

Total liabilities	112.7	558.1	199.7	(467.0)	403.5
Stockholder’s equity
Common stock	0.1	0.9	9.6	(10.5)	0.1
Parent company investment	(278.3)	(62.2)	(13.8)	76.0	(278.3)
Paid-in capital	1,835.1	619.3	114.9	(734.2)	1,835.1
Accumulated other comprehensive income (loss)	15.9	(1.3)	19.4	(18.1)	15.9
Accumulated deficit	(1,006.7)	(667.1)	206.6	460.5	(1,006.7)

Total stockholders’ equity	566.1	(110.4)	336.7	(226.3)	566.1

Total liability and stockholders equity	$678.8	$447.7	$536.4	$(693.3)	$969.6

Consolidating Income Statements

	Three months ended June 25, 2005 (unaudited)
	ACCO Brands
(in millions of dollars)	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Unaffiliated sales	$—	$140.6	$138.9	$—	$279.5
Affiliated sales	—	4.7	4.4	(9.1)	—

Net sales	—	145.3	143.3	(9.1)	279.5
Cost of products sold	—	96.0	83.7	(9.1)	170.6

Advertising, selling, general and administrative expenses	3.0	43.1	37.9	—	84.0
Amortization of intangibles	0.1	—	0.3	—	0.4
Interest (income)/expense from affiliates	(5.4)	5.4	—	—	—
Interest (income)/expense, including allocation from Parent	2.7	(0.3)	(0.4)	—	2.0
Other (income)/expense, net	(1.0)	0.7	0.8	—	0.5

Income before taxes and earnings of wholly owned subsidiaries	0.6	0.4	21.0	—	22.0

Income taxes	0.4	0.7	6.2	—	7.3

Income (loss) before earnings/(losses) of wholly owned subsidiaries	0.2	(0.3)	14.8	—	14.7
Earnings/(losses) of wholly owned subsidiaries	14.5	0.6	—	(15.1)	—

Net income (loss)	$14.7	$0.3	$14.8	$(15.1)	$14.7

	Three months ended June 25, 2004 (unaudited)
	ACCO Brands
(in millions of dollars)	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Unaffiliated sales	$—	$138.6	$130.1	$—	$268.7
Affiliated sales	—	(5.4)	7.9	(2.5)	—

Net sales	—	133.2	138.0	(2.5)	268.7
Cost of products sold	—	83.7	89.4	(2.5)	170.6

Advertising, selling, general and administrative expenses	4.1	45.6	36.1	—	85.8
Amortization of intangibles	—	—	0.3	—	0.3
Restructuring charges	—	1.6	15.2	—	16.8
Interest (income)/expense from affiliates	(4.2)	4.2	—	—	—
Interest (income)/expense, including allocation from Parent	2.6	(0.1)	(0.8)	—	1.7
Other (income)/expense, net	—	(4.0)	0.2	—	(3.8)

Income (loss) before taxes and earnings/(losses) of wholly owned subsidiaries	(2.5)	2.2	(2.4)	—	(2.7)

Income taxes	(0.9)	1.9	2.8	—	3.8
Income (loss) before earnings/(losses) of wholly owned subsidiaries	(1.6)	0.3	(5.2)	—	(6.5)
Earnings/(losses) of wholly owned subsidiaries	(4.9)	2.2	—	2.7	—

Net income (loss)	$(6.5)	$2.5	$(5.2)	$2.7	$(6.5)

	Six months ended June 25, 2005 (unaudited)
	ACCO
(in millions of dollars)	Brands Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated

Unaffiliated sales	$—	$277.4	$274.5	$—	$551.9
Affiliated sales	—	7.8	11.1	(18.9)	—

Net sales	—	285.2	285.6	(18.9)	551.9
Cost of products sold	—	186.0	170.1	(18.9)	337.2

Advertising, selling, general and administrative expenses	5.1	85.4	75.5	—	166.0
Amortization of intangibles	0.1	—	0.9	—	1.0
Interest (income)/expense from affiliates	(10.4)	10.4	—	—	—
Interest (income)/expense, including allocation from Parent	5.6	(0.4)	(1.1)	—	4.1
Other (income)/expense, net	(5.9)	0.6	6.9	—	1.6

Income before taxes and earnings of wholly owned subsidiaries	5.5	3.2	33.3	—	42.0

Income taxes	2.3	2.1	12.6	—	17.0

Net income before change in accounting principle	3.2	1.1	20.7	—	25.0
Change in accounting principle	—	—	1.6		1.6

Income (loss) before earnings/(losses) of wholly owned subsidiaries	3.2	1.1	22.3	—	26.6
Earnings/(losses) of wholly owned subsidiaries	23.4	1.7	—	(25.1)	—

Net income (loss)	$26.6	$2.8	$22.3	$(25.1)	$26.6

	Six months ended June 25, 2004 (unaudited)
	ACCO
(in millions of dollars)	Brands Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated

Unaffiliated sales	$—	$271.8	$267.8	$—	$539.6
Affiliated sales	—	(0.9)	12.2	(11.3)	—

Net sales	—	270.9	280.0	(11.3)	539.6
Cost of products sold	—	173.7	178.0	(11.3)	340.4

Advertising, selling, general and administrative expenses	6.9	91.0	72.5	—	170.4
Amortization of intangibles	—	—	0.6	—	0.6
Restructuring charges	—	2.9	16.5	—	19.4
Interest (income)/expense from affiliates	(8.4)	8.4	—	—	—
Interest (income)/expense, including allocation from Parent	5.3	(0.1)	(1.3)	—	3.9
Other (income)/expense, net	—	(4.0)	0.5	—	(3.5)

Income (loss) before taxes and earnings/(losses) of wholly owned subsidiaries	(3.8)	(1.0)	13.2	—	8.4

Income taxes	(1.3)	0.8	6.8	—	6.3
Income (loss) before earnings/(losses) of wholly owned subsidiaries	(2.5)	(1.8)	6.4	—	2.1
Earnings/(losses) of wholly owned subsidiaries	4.6	2.3	—	(6.9)	—

Net income (loss)	$2.1	$0.5	$6.4	$(6.9)	$2.1

Consolidating Statement of Cash Flows

	Six months ended June 25, 2005 (unaudited)
	ACCO Brands
(in millions of dollars)	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net cash (used in)/provided by operating activities:	$(2.7)	$(26.9)	$22.1	$—	$(7.5)

Investing activities:
Additions to property, plant and equipment	—	(5.2)	(7.6)	—	(12.8)

Proceeds from the sale of property, plant and equipment	—	—	0.2	—	0.2
Other investing activities	(0.4)	—	—	—	(0.4)

Net cash (used)/provided by investing activities	(0.4)	(5.2)	(7.4)	—	(13.0)

Financing activities:
Decrease in parent company investment	(39.0)	—	—	—	(39.0)
Intercompany financing	(74.7)	38.3	36.4	—	—
Intercompany dividends	117.8	0.5	(118.3)	—	—
Repayments on short-term debt	—		0.8		0.8

Net cash (used)/provided by financing activities	4.1	38.8	(81.1)	—	(38.2)

Effect of foreign exchange rate changes on cash	—	—	(2.9)	—	(2.9)

Net increase/(decrease) in cash and cash equivalents	1.0	6.7	(69.3)	—	(61.6)

Cash and cash equivalents at the beginning of the year	—	(13.4)	93.2	—	79.8

Cash and cash equivalents at the end of the period	$1.0	$(6.7)	$23.9	$—	$18.2

	Six months ended June 25, 2004 (unaudited)
	ACCO Brands
(in millions of dollars)	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net cash (used in)/provided by operating activities:	$(6.2)	$7.3	$28.3	$—	$29.4

Investing activities:
Additions to property, plant and equipment	—	(7.9)	(3.8)	—	(11.7)

Proceeds from the sale of property, plant and equipment	—	13.8	2.3	—	16.1

Net cash (used)/provided by investing activities	—	5.9	(1.5)	—	4.4

Financing activities:
Decrease in parent company investment	(17.9)	—		—	(17.9)
Intercompany financing	5.1	(19.0)	13.9	—	—
Intercompany dividends	19.0	6.8	(25.8)	—	—
Repayments on short-term debt	—	—	0.2	—	0.2

Net cash (used)/provided by financing activities	6.2	(12.2)	(11.7)	—	(17.7)

Effect of foreign exchange rate changes on cash	—	—	2.1	—	2.1

Net increase in cash and cash equivalents	—	1.0	17.2	—	18.2

Cash and cash equivalents at the beginning of the year	—	(6.9)	67.4	—	60.5

Cash and cash equivalents at the end of the period	$—	$(5.9)	$84.6	$—	$78.7

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
Item 4. Controls and Procedures
     (a) Management’s Consideration of the Restatement.
In coming to the conclusion that the Company’s disclosure controls and procedures were effective as of June 25, 2005, management considered among other things, the restatement related to income taxes as discussed in Note 1A to the accompanying consolidated financial statements included in this Form 10-Q/A. The transactions that gave rise to the restatement date back to 2002 and prior periods with the majority of the adjustments dating back to 1999 and prior periods. Also, the restatement adjustments impacted the consolidated financial statements for the years 2002, 2003 and 2004, for which the balances of the deferred income taxes were determined by our then majority stockholder prior to our being an independent, separately traded, publicly held company. Accordingly, management has concluded that the restatement does not give rise to or arise from a material weakness in internal control over financial reporting as of June 25, 2005.
     (b) Evaluation of Disclosure Controls and Procedures.
The Company’s management has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15e under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 25, 2005.
     (c) Changes in Internal Control Over Financial Reporting.
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
ITEM 6. Exhibits (numbered in accordance with item 601 of Regulation S-K).

Exhibit 2.1:	Agreement and Plan of Merger, dated as of March 15, 2005, by and among Fortune Brands, Inc. (“Fortune”), ACCO Brands Corporation (“ACCO”), Gemini Acquisition Sub, Inc. (“Acquisition Sub”) and General Binding Corporation (“GBC”), incorporated by reference herein to Annex A to ACCO’s Registration Statement on Form S-4/A (Registration No. 333-124946).

Exhibit 2.2:	Amendment to Agreement and Plan of Merger, dated as of August 4, 2005, by and among Fortune, ACCO, Acquisition Sub and GBC, incorporated by reference herein to Exhibit 2.1 to ACCO’s Current Report on Form 8-K dated August 8, 2005.

Exhibit 2.3:	Distribution Agreement, dated as of March 15, 2005, by and between Fortune and ACCO, incorporated by reference herein to Annex B to ACCO’s Registration Statement on Form S-4/A (Registration No. 333-124946).

Exhibit 2.4:	Amendment to Distribution Agreement, dated as of August 4, 2005, by and between Fortune and ACCO, incorporated by reference herein to Exhibit 2.2 to ACCO’s Current Report on Form 8-K dated August 8, 2005.

Exhibit 3.1:	Restated Certificate of Incorporation of ACCO, incorporated by reference herein to Exhibit 3.1 to ACCO’s Current Report on Form 8-K dated August 17, 2005.

Exhibit 3.2:	Certificate of Designation of Series A Junior Participating Preferred Stock of ACCO, incorporated by reference herein to Exhibit 3.2 to ACCO’s Current Report on Form 8-K dated August 17, 2005.

Exhibit 3.2:	Amended By-laws of ACCO, incorporated by reference herein to Exhibit 3.3 to ACCO’s Current Report on Form 8-K dated August 17, 2005.

Exhibit 4.1:	Rights Agreement, dated as of August 16, 2005, by and between ACCO and Wells Fargo Bank, National Association, as Rights Agent, incorporated by reference herein to Exhibit 4.1 to ACCO’s Current Report on Form 8-K dated August 17, 2005.

Exhibit 4.2:	Escrow Agreement, dated as of August 5, 2005, by and among Citibank, N.A., Agency & Trust, ACCO Finance I, Inc. (“Finance”), ACCO and Wachovia Bank, National Association, incorporated by reference herein to Exhibit 4.1 to ACCO’s Current Report on Form 8-K dated August 8, 2005.

Exhibit 4.3:	Indenture, dated as of August 5, 2005, by and between Finance and Wachovia Bank, National Association, as trustee, incorporated by reference herein to Exhibit 4.2 to ACCO’s Current Report on Form 8-K dated August 8, 2005.

Exhibit 4.4:	Supplemental Indenture, dated as of August 17, 2005, by and among ACCO, the Guarantors signatory thereto and Wachovia Bank, National Association, as Trustee, incorporated by reference herein to Exhibit 4.1 to ACCO’s Current Report on Form 8-K dated August 23, 2005.

Exhibit 4.4:	Form of 7 5/8% Senior Subordinated Note due 2015 (included in Exhibit 4.3 hereto).

Exhibit 4.5:	Registration Rights Agreement, dated as of August 5, 2005, by and among Finance and the Initial Purchasers listed therein, incorporated by reference herein to Exhibit 4.4 to ACCO’s Current Report on Form 8-K dated August 8, 2005.

Exhibit 4.6:	Joinder Agreement, dated as of August 17, 2005, by and among ACCO, the Guarantors signatory thereto and Citigroup Global Markets Inc. and Goldman, Sachs & Co., as representatives of the Initial Purchasers, incorporated by reference herein to Exhibit 4.2 to ACCO’s Current Report on Form 8-K dated August 23, 2005.

Exhibit 10.1:	Credit Agreement, dated as of August 17, 2005, by and among ACCO, ACCO Brands Europe Ltd., Furlon Holding B.V. (to be renamed ACCO Nederland Holdings B.V.) and the lenders and issuers party hereto, Citicorp North America, Inc., as Administrative Agent, and ABN AMRO Bank, N.V., as Syndication Agent, incorporated by reference herein to Exhibit 10.1 to ACCO’s Current Report on Form 8-K dated August 23, 2005.

Exhibit 10.2:	ACCO Brands Corporation 2005 Long-Term Incentive Plan, incorporated by reference herein to Exhibit 10.1 to ACCO’s Current Report on Form 8-K dated August 8, 2005.

Exhibit 10.3:	ACCO Brands Corporation 2005 Assumed Option and Restricted Stock Unit Plan, together with Sub-Plan A thereto, incorporated by reference herein to Exhibit 10.2 to ACCO’s Current Report on Form 8-K dated August 8, 2005.

Exhibit 10.4:	Copy of resolutions of the Board of Directors of ACCO, adopted August 3, 2005, approving the conversion to ACCO stock options of certain stock options granted pursuant to the Fortune Brands, Inc. 1999 Long-Term Incentive Plan (the “Fortune 1999 LTIP”), the Fortune Brands, Inc. 2003 Long-Term Incentive Plan (the “Fortune 2003 LTIP”), the General Binding Corporation 1989 Stock Option Plan, as amended and restated (the “GBC 1989 Stock Option Plan”), the General Binding Corporation 2001 Stock Incentive Plan for Employees (the “GBC 2001 Stock Plan”) and the General Binding Corporation Non-Employee Directors 2001 Stock Option Plan (the “GBC 2001 Directors Plan”) and the conversion to ACCO restricted stock units of certain restricted stock units that did not vest in full upon consummation of the merger of Acquisition Sub and GBC.*

Exhibit 10.5:	Form of Nonqualified Stock Option Award Notice and Terms and Conditions for awards under the Fortune 2003 LTIP, incorporated herein by reference to Exhibit 10a1 to Fortune’s Quarterly Report on Form 10-Q dated November 9, 2004 (File No. 1-9076).

Exhibit 10.6:	Form of Nonqualified Stock Option Award Notice and Terms and Conditions for awards under the Fortune 2003 LTIP.*

Exhibit 10.7:	Form of Incentive Stock Option Award Notice and Terms and Conditions for awards under the Fortune 2003 LTIP, incorporated herein by reference to Exhibit 10b1 to Fortune’s Quarterly Report on Form 10-Q dated November 9, 2004 (File No. 1-9076).

Exhibit 10.8:	Forms of Nonqualified Stock Option Award Notices and Terms and Conditions for awards under the Fortune 1999 LTIP.*

Exhibit 10.9:	Forms of Incentive Stock Option Award Notices and Terms and Conditions for awards under the Fortune 1999 LTIP.*

*	Filed with the original filing of the Form 10-Q on August 29, 2005.

Exhibit 10.10:	Form of Stock Option Agreement for options granted on February 23, 2005 under the GBC 2001 Stock Plan, incorporated herein by reference to Exhibit 10.3 to GBC’s Current Report on Form 8-K dated March 21, 2005 (File No. 000-02604).

Exhibit 10.11:	Form of Stock Option Agreement for options granted under the GBC 2001 Stock Plan.*

Exhibit 10.12:	Form of Stock Option Agreement for options granted under the GBC 1989 Stock Option Plan.*

Exhibit 10.13:	Forms of Stock Option Agreements for options granted under the GBC 2001 Directors Plan.*

Exhibit 10.14:	Form of 2005 Restricted Stock Unit Grant Notice for restricted stock units awarded on February 23, 2005 under the GBC 2001 Stock Plan, incorporated herein by reference to Exhibit 10.5 to GBC’s Current Report on Form 8-K dated March 21, 2005 (File No. 000-02604).

Exhibit 10.15:	Form of 2004 Restricted Stock Unit Grant Notice for restricted stock units awarded on February 26, 2004 under the GBC 2001 Stock Plan.*

Exhibit 10.16:	ACCO Brands Corporation Annual Executive Incentive Compensation Plan, incorporated by reference herein to Exhibit 10.3 to ACCO’s Current Report on Form 8-K dated August 8, 2005.

Exhibit 10.17:	Tax Allocation Agreement, dated as of August 16, 2005, by and between Fortune and ACCO, incorporated by reference herein to Exhibit 10.1 to ACCO’s Current Report on Form 8-K dated August 17, 2005.

Exhibit 10.18:	Tax Allocation Agreement, dated as of August 16, 2005, by and between GBC and Lane Industries, Inc., incorporated by reference herein to Exhibit 10.2 to ACCO’s Current Report on Form 8-K dated August 17, 2005.

Exhibit 10.19:	Executive Severance/Change in Control Agreement, dated as of August 26, 2000, by and between Steven Rubin and GBC, incorporated by reference herein to Exhibit 10.15 to GBC’s Annual Report on Form 10-K dated March 15, 2005.

Exhibit 10.20:	Executive Severance/Change in Control Agreement, dated as of August 26, 2000, by and between John E. Turner and GBC, incorporated by reference herein to Exhibit 10.18 to GBC’s Annual Report on Form 10-K dated March 15, 2005.

Exhibit 18.1:	Letter regarding change in accounting principle from PricewaterhouseCoopers LLP dated August 29, 2005.

Exhibit 31.1:	Certificate of Chief Executive Officer required under Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2:	Certificate of Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1:	CEO Certificate required under Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2:	CFO Certificate required under Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99:	Purchase Agreement dated as of August 2, 2005 by and among Finance and the Initial Purchasers listed therein, incorporated by reference herein to Exhibit 99.1 to ACCO’s Current Report on Form 8-K dated August 8, 2005.

*	Filed with the original filing of the Form 10-Q on August 29, 2005.

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

February 17, 2006

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