Form 10-Q/A
period 2005-09-30
ACCO BRANDS CORP
filed 2006-02-17
CIK 712034

The following items were the subject of a Form 12b-25 and are included herein:
1. Item 1. — Note 14 to the Financial Statements has been added.
2. Item 6. — Certifications pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002 identified as Exhibits 32.1 and 32.2

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
Amendment No. 2

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
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
Class	January 31, 2006

Common Stock, $.01 par value	52,988,297

EXPLANATORY NOTE:
      This quarterly report on Form 10-Q/A constitutes Amendment No. 2 to the quarterly report on Form 10-Q Amendment No. 1 filed by ACCO Brands Corporation (the “Company”) originally filed with the Securities and Exchange Commission on November 17, 2005, for the quarterly period ended September 30, 2005. The Company is filing this Form 10-Q/A Amendment No. 2 to reflect the restatement of its consolidated financial statements for the quarters ended September 30, 2005 and 2004. The restatement arises from the discovery during a reconciliation process of errors in certain income tax accounts. Specifically, the errors arose from 1) the failure to properly record, in its initial adoption of SFAS No. 109, certain deferred income tax assets and liabilities related to intangible assets acquired before 1993, 2) incomplete reconciliations which resulted in errors in income tax and other related balance sheet accounts and 3) an error to the 2002 income tax provision, specifically the failure to provide valuation allowances against certain deferred tax assets established as a result of asset impairments. Refer to Note 1A in Item 1. of Part I. Financial Information of this report for a complete description and quantification of the restatement.
      The information in this Form 10-Q/A Amendment No. 2 has not been updated from the original Form 10-Q/A Amendment No. 1 except as required to reflect the effects of the restatement. This restatement includes changes to Part I, Items 1 and 4. Items included in the original Form 10-Q/A Amendment No. 1 that are not included herein are not amended and remain in effect as of the date of the original filing. Current CEO and CFO certifications as to the corrected information contained in this report are also being provided. Additionally, this Form 10-Q/A Amendment No. 2 does not purport to provide an update or a discussion of any other developments or events at the company that occurred subsequent to the original filing.

ACCO Brands Corporation and Subsidiaries
Form 10-Q
For the Quarter Ended September 30, 2005

PART I. Financial Information

Item 1.	Financial Statements
ACCO Brands Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

	Restated

	Sept. 30,	December 27,
	2005	2004

	(Unaudited)
	(In millions of dollars)
ASSETS
Current assets:
Cash and equivalents	$71.0	$79.8
Receivables, net	426.7	320.1
Inventories, net
Raw materials	42.0	24.7
Work in process	11.2	5.8
Finished products	227.7	142.0

	280.9	172.5
Deferred income taxes	39.3	11.0
Other current assets	38.9	19.9

Total current assets	856.8	603.3
Property, plant and equipment, net	246.7	157.7
Goodwill, net	400.5	—
Identifiable intangibles, net	243.3	117.6
Prepaid pension	87.2	87.1
Other assets	56.4	3.9

Total assets	$1,890.9	$969.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable to banks	$9.0	$0.1
Current portion of long term debt	18.7	—
Accounts payable	154.9	120.6
Accrued income taxes	25.7	19.6
Accrued customer programs	124.8	81.6
Accrued compensation, restructuring, and other liabilities	122.9	108.2

Total current liabilities	456.0	330.1
Long term debt	930.9	—
Postretirement and other liabilities	90.2	42.9
Deferred income taxes	52.2	30.5

Total liabilities	1,529.3	403.5

Stockholders’ equity
Common stock	0.5	0.1
Treasury stock, at cost	(1.1)	—
Paid-in capital	1,335.1	1,835.1
Unearned compensation	(5.6)	—
Parent company investment	—	(278.3)
Accumulated other comprehensive income	9.2	15.9
Accumulated deficit	(976.5)	(1,006.7)

Total stockholders’ equity	361.6	566.1

Total liabilities and stockholders’ equity	$1,890.9	$969.6

See notes to condensed consolidated financial statements.

ACCO Brands Corporation and Subsidiaries
Condensed Consolidated Statements of Income

	Three Months Ended		Nine Months Ended

	Sept. 30,	Sept. 25,	Sept. 30,	Sept. 25,
	2005	2004	2005	2004

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(In millions, except per share data)
Net sales	$421.7	$303.8	$973.7	$843.4

Cost of products sold	300.0	208.4	689.7	591.5
Advertising, selling, general and administrative expenses	88.5	59.0	202.0	182.7
Amortization of intangibles	1.4	0.3	2.4	0.9
Restructuring charges	0.3	—	0.3	19.4

Operating income	31.5	36.1	79.3	48.9
Interest expense, net, including allocation from parent	7.9	2.1	12.0	6.0
Other (income) expense, net	(1.1)	(0.5)	0.6	—

Income before income taxes and change in accounting principle	24.7	34.5	66.7	42.9
Income taxes	21.1	(4.0)	38.1	2.3

Net income before change in accounting principle	3.6	38.5	28.6	40.6
Change in accounting principle	—	—	1.6	—

Net income	$3.6	$38.5	$30.2	$40.6

Basic earnings per common share:
Income before change in accounting principle	$0.08	$1.10	$0.76	$1.16
Change in accounting principle	$—	$—	$0.04	$—
Net income	$0.08	$1.10	$0.80	$1.16
Diluted earnings per common share:
Income before change in accounting principle	$0.08	$1.08	$0.75	$1.15
Change in accounting principle	$—	$—	$0.04	$—
Net income	$0.08	$1.08	$0.79	$1.15
Weighted average number of shares outstanding:
Basic	43.4	35.0	37.8	35.0
Diluted	44.4	35.5	38.5	35.5
Actual shares at end of period	52.4	35.0	52.4	35.0
Fully diluted shares at end of period	53.7	35.5	53.7	35.5
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

1A.	Restatement of Previously Issued Consolidated Financial Statements
      The company has restated its previously issued financial statements for 2002 through 2004 and the first three quarters of 2005 to correct certain errors which arose from 1) the failure to properly record, in its initial adoption of SFAS No. 109, certain deferred income tax assets and liabilities related to intangible assets acquired before 1993, 2) incomplete reconciliations which resulted in errors in income tax and other related balance sheet accounts and 3) an error to the 2002 income tax provision, specifically the failure to provide valuation allowances against certain deferred tax assets established as a result of asset impairments. The company restated previously issued financial information for the years ended December 27, 2004, 2003 and 2002, and the three months ended March 25, 2005 and 2004, by filing a Form 8K. The company’s previously reported quarterly information in its Form 10Q for the quarters ended June 25, 2005 and Form 10-Q/A Amendment No. 1 for the quarter ended September 30, 2005 has been restated by filing a Form 10-Q/A.
      As a result of the restatement, stockholders’ equity as of both September 30, 2005 and December 27, 2004 decreased approximately $51 million, with an offsetting increase of approximately $51 to net tax liabilities. The restatement did not impact the consolidated statements of income or cash flows for the quarters or year-to-date periods ended September 30, 2005 and 2004.

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)
      The following is a summary of the impact of the restatement on the previously filed consolidated balance sheets at September 30, 2005 and December 27, 2004.
Consolidated Balance Sheets at September 30, 2005 and December 27, 2004

	September 30, 2005		December 27, 2004

	As previously		As previously
	reported		reported
	(Amendment	As	(Amendment	As
	No. 1)	restated	No. 1)	restated

	(In millions, except shares)
Assets
Current assets
Cash and equivalents	$71.0	$71.0	$79.8	$79.8
Accounts and other current receivables	426.7	426.7	320.1	320.1
Inventories, net	280.9	280.9	172.5	172.5
Deferred income taxes	32.5	39.3	4.2	11.0
Other current assets	38.9	38.9	19.9	19.9

Total current assets	850.0	856.8	596.5	603.3
Property, plant and equipment, net	246.7	246.7	157.7	157.7
Deferred income taxes	—	—	21.7	—
Intangible assets	643.8	643.8	117.6	117.6
Other assets	143.6	143.6	91.0	91.0

Total assets	$1,884.1	$1,890.9	$984.5	$969.6

Liabilities
Current liabilities
Notes payable to banks	$9.0	$9.0	$0.1	$0.1
Current maturities of long-term debt and lease obligations	18.7	18.7	—	—
Accounts payable and accrued liabilities	402.6	402.6	310.4	310.4
Income taxes payable	20.4	25.7	14.3	19.6

Total current liabilities	450.7	456.0	324.8	330.1
Long term debt	930.9	930.9	—	—
Deferred income taxes	—	52.2	—	30.5
Other long term liabilities	90.2	90.2	42.9	42.9

Total liabilities	1,471.8	1,529.3	367.7	403.5
Stockholders’ equity
Common stock, $1 par value	0.5	0.5	0.1	0.1
Treasury stock	(1.1)	(1.1)	—	—
Paid in capital	1,343.9	1,335.1	1,835.1	1,835.1
Unearned compensation	(5.6)	(5.6)	—	—
Parent company investment	—	—	(269.5)	(278.3)
Accumulated other comprehensive loss	9.2	9.2	15.9	15.9
Accumulated deficit	(934.6)	(976.5)	(964.8)	(1,006.7)

Total stockholders’ equity	412.3	361.6	616.8	566.1

Total liabilities and stockholders’ equity	$1,884.1	$1,890.9	$984.5	$969.6

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements — (Continued)

2.	Stock Based Compensation
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
      Certain services were provided to the Company by Fortune Brands, prior to the Distribution. Executive compensation and consulting expenses which were paid by the Parent on behalf of the Company have been allocated based on actual direct costs incurred up to the date of the Distribution. Where specific identification of expenses was not practicable, the cost of such services was allocated based on the most relevant allocation method to the service provided. Costs for the most significant of these services, legal and internal audit, were allocated to the Company based on the relative percentage of net sales and total assets, respectively, of the Company to the Parent. The cost of all other services have been allocated to the Company based on the most relevant allocation method to the service provided, either net sales of the Company as a percentage of net sales of the Parent, total assets of the Company as a percentage total assets of the Parent, or headcount of the Company as a percentage of headcount of the Parent. Total expenses and other adjustments allocated to the Company were $(0.1) million and $0.6 million for the period of June 26, 2005 through August 16, 2005 and three months ended September 25, 2004, respectively, and $1.3 million and $2.9 million for the period from December 28, 2004 to August 16, 2005 and nine months ended September 25, 2004 respectively.
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
      The significant changes in stockholders equity during the nine month period ended September 30, 2005 as a result of the spin-off from Fortune Brands and the merger with GBC are as follows:

	Restated

					Accumulated
		Parent			Other		Accumulated
	Common	Company	Paid-in	Unearned	Comprehensive	Treasury	Earnings
(in millions of dollars)	Stock	Investment	Capital	Compensation	Loss	Stock	Deficit	Total

Balance at December 27, 2004	$0.1	$(278.3)	$1,835.1	$—	$15.9	$—	$(1,006.7)	$566.1

Comprehensive income
Net income	—	—	—	—	—	—	30.2	30.2
Minimum pension liability adjustment	—	—	—	—	1.3	—	—	1.3
Changes during the year	—	—	—	—	(8.0)	—	—	(8.0)

Total comprehensive income (loss)	—	—	—	—	(6.7)	—	30.2	23.5
Transfers to Parent, net	—	(22.6)	—	—	—	—	—	(22.6)
Dividends	—	—	(625.0)	—	—	—	—	(625.0)
Stock issuances — spin-off from parent	0.3	300.9	(301.2)	—	—	—	—	—
Stock issuances — GBC acquisition	0.1	—	392.3	—	—	—	—	392.4
Impact of assumed GBC stock compensation	—	—	26.8	(5.6)	—	—	—	21.2
Stock issuances — stock options and restricted stock units	—	—	2.9	—	—	(1.1)	—	1.8
Tax benefit from stock options	—	—	4.2	—	—	—	—	4.2
Balance at September 30, 2005	$0.5	$—	$1,335.1	$(5.6)	$9.2	$(1.1)	$(976.5)	$361.6

9.	Income Taxes
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
      Segment assets are as follows:

	Restated

	Sept. 30, 2005	Dec. 27, 2004

	(In millions of dollars)
Office Products Group	$670.1	$722.0
Computer Products Group	96.1	85.5
Other Commercial	35.4	35.6

Total Segment Assets	801.6	843.1
Intangible assets	520.3	117.6
GBC assets acquired	538.3	—
Corporate	30.7	8.9

Total Assets	$1,890.9	$969.6

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
Consolidating Balance Sheets

	Restated

	September 30, 2005

	ACCO Brands
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated

	(Unaudited)
	(In millions of dollars)
Assets
Current assets
Cash and cash equivalents	$15.0	$5.6	$50.4	$—	$71.0
Accounts receivable, net	—	230.5	196.2	—	426.7
Inventory, net	—	157.3	123.6	—	280.9
Receivables from affiliates	32.0	91.4	36.2	(159.6)	—
Deferred income taxes	3.6	28.2	7.5	—	39.3
Income taxes receivable	0.2	1.1	(1.3)	—	—
Other current assets	3.1	15.1	20.7	—	38.9

Total current assets	53.9	529.2	433.3	(159.6)	856.8
Property, plant and equipment, net	0.1	106.5	140.1	—	246.7
Deferred income taxes	—	(5.6)	5.6	—	—
Goodwill, net	400.5	—	—	—	400.5
Identifiable intangibles, net	70.4	105.9	67.0	—	243.3
Prepaid pension	—	29.5	57.7	—	87.2
Other assets	5.8	36.6	14.0	—	56.4
Investment in, long term receivable from, affiliates	910.5	789.5	194.2	(1,894.2)	—

Total assets	$1,441.2	$1,591.6	$911.9	$(2,053.8)	$1,890.9

Liabilities and Stockholders’ Equity
Current liabilities
Notes payable to banks	$—	$3.3	$5.7	$—	$9.0
Current portion long term debt	4.0	—	14.7	—	18.7
Accounts payable	—	85.4	69.5	—	154.9
Accrued income taxes	16.5	(0.8)	10.0	—	25.7
Accrued customer programs	—	73.8	51.0	—	124.8
Accrued compensation, restructuring and other liabilities	9.9	64.1	48.9	—	122.9
Payables to affiliates	73.8	100.8	47.2	(221.8)	—

Total current liabilities	104.2	326.6	247.0	(221.8)	456.0
Long term debt	746.0	—	184.9	—	930.9
Long term notes payable to affiliates	200.0	670.6	44.6	(915.2)	—
Postretirement and other liabilities	2.3	11.4	76.5	—	90.2
Deferred income taxes	27.1	22.8	2.3	—	52.2

Total liabilities	1,079.6	1,031.4	555.3	(1,137.0)	1,529.3
Stockholder’s equity
Common stock	0.5	486.9	11.9	(498.8)	0.5
Common stock class B	—	114.0	—	(114.0)	—
Treasury stock, at cost	(1.1)	—	—	—	(1.1)
Paid-in capital	1,335.1	618.2	278.4	(896.6)	1,335.1
Unearned compensation	(5.6)	—	—	—	(5.6)
Accumulated other comprehensive income	9.2	(9.9)	10.3	(0.4)	9.2
Accumulated deficit	(976.5)	(649.0)	56.0	593.0	(976.5)

Total stockholders’ equity	361.6	560.2	356.6	(916.8)	361.6

Total liabilities and stockholders’ equity	$1,441.2	$1,591.6	$911.9	$(2,053.8)	$1,890.9

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
      (a) Management’s Consideration of the Restatement.
      In coming to the conclusion that the Company’s disclosure controls and procedures were effective as of September 30, 2005, management considered among other things, the restatement related to income taxes as discussed in Note 1A to the accompanying consolidated financial statements included in this Form 10-Q/A. The transactions that gave rise to the restatement date back to 2002 and prior periods with the majority of the adjustments dating back to 1999 and prior periods. Also, the restatement adjustments impacted the consolidated financial statements for the years 2002, 2003 and 2004, for which the balances of the deferred income taxes were determined by our then majority stockholder prior to our being an independent, separately traded, publicly held company. Accordingly, management has concluded that the restatement does not give rise to or arise from a material weakness in internal control over financial reporting as of September 30, 2005.
      (b) Evaluation of Disclosure Controls and Procedures.
      The Company’s management has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15e under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2005.
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
February 17, 2006

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