Form 10-K
period 2005-12-31
ACCO BRANDS CORP
filed 2006-03-22
CIK 712034

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2005
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-08454

ACCO Brands Corporation
(Exact Name of Registrant as Specified in Its Charter)

Delaware	36-2704017
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

300 Tower Parkway
Lincolnshire, Illinois 60069
(Address of Registrant’s Principal Executive Office, Including Zip Code)

(Registrant’s Telephone Number, Including Area Code)
(847) 541-9500

N/A
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $.01 per share	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Act).  ☐
Large accelerated filer ☐      Accelerated filer ☐     Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

As of March 1, 2006, the aggregate market value of the shares of the Common Stock held by non-affiliates of the registrant was approximately $1,029,350,326.00.

As of March 1, 2006, the registrant had outstanding 53,072,589 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be issued in connection with registrant’s annual stockholder’s meeting to be held in 2006 are incorporated by reference into Part III of this report on Form 10-K.

INDEX

TO FORM 10-K

PART I

ITEM 1.	BUSINESS

This Annual Report on Form 10-K contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results of operations of the registrant could differ materially from those projected in the forward-looking statements as a result of a number of important factors. For a discussion of important factors that could affect our results, please refer to “Item 1. Business” including the Risk Factors discussed therein and the financial statement line item discussions set forth in “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations”.

Unless the context otherwise requires, the terms “ACCO Brands,” “we,” “us,” “our,” “the Company” and other similar terms refer to ACCO Brands Corporation and its consolidated subsidiaries, including GBC. The term “GBC” refers to General Binding Corporation, a Delaware corporation acquired by ACCO Brands in the merger described below under “History, Merger and Spin-off.” The term “Fortune Brands” refers to Fortune Brands, Inc., a Delaware corporation, and the former parent company of ACCO Brands prior to the spin-off.

Website Access To Securities and Exchange Commission Reports

The Company’s Internet website can be found at www.accobrands.com. The Company makes available free of charge on or through its website its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as practicable after the Company files them with, or furnishes them to, the Securities and Exchange Commission.

History, Merger and Spin-Off

ACCO Brands Corporation (“ACCO Brands” or the “Company”), formerly doing business under the name ACCO World Corporation (“ACCO World”), supplies branded office products to the office products resale industry. On August 16, 2005, Fortune Brands, Inc. (“Fortune Brands” or the “Parent”), then the majority stockholder of ACCO World, completed its spin-off of the Company by means of the pro rata distribution (the “Distribution”) of all outstanding shares of ACCO Brands held by Fortune Brands to its stockholders. In the Distribution, each Fortune Brands stockholder received one share of ACCO Brands common stock for every 4.255 shares of Fortune Brands common stock held of record as of the close of business on August 9, 2005. Following the Distribution, ACCO Brands became an independent, separately traded, publicly held company. On August 17, 2005, pursuant to an Agreement and Plan of merger dated as of March 15, 2005, as amended as of August 4, 2005 (the “Merger Agreement”), by and among Fortune Brands, ACCO Brands, Gemini Acquisition Sub, Inc., a wholly-owned subsidiary of the Company (“Acquisition Sub”) and General Binding Corporation (“GBC”), Acquisition Sub merged with and into GBC. Each outstanding share of GBC common stock and GBC Class B common stock was converted into the right to receive one share of ACCO Brands common stock and each outstanding share of Acquisition Sub common stock was converted into one share of GBC common stock. As a result of the merger, the separate corporate existence of Acquisition Sub ceased and GBC continues as the surviving corporation and a wholly-owned subsidiary of ACCO Brands. In this report, references to “we,” “our” and “the Company” refer to ACCO Brands and its consolidated subsidiaries as a whole, unless the context otherwise requires.

Overview

ACCO Brands Corporation is one of the world’s largest suppliers of branded office products (excluding furniture, computers, printers and bulk paper) to the office products resale industry. We design, develop, manufacture and market a wide variety of traditional and computer-related office products, supplies, binding and laminating equipment and consumable supplies, personal computer accessory products, paper-based time management products, presentation aids and label products. We have leading market positions and brand names, including Day-Timer®, Swingline®, Kensington®, Quartet®, GBC®, Rexel®, and Wilson Jones®, among others.

We also manufacture and market specialized laminating films for book printing, packaging and digital print lamination, as well as high-speed laminating and binding equipment.

We utilize a combination of manufacturing and third-party sourcing to procure our products, depending on transportation costs, service needs and direct labor costs.

Our customers include retail superstores, commercial contract stationers, wholesalers, distributors, mail order catalogs, mass merchandisers, club stores and dealers. We also supply our products to commercial end-users and to the educational market. Sales to Office Depot, Inc. and subsidiaries amounted to approximately 16%, 18% and 19% of consolidated net sales for the years ended December 31, 2005 and December 27, 2004 and 2003 respectively. Sales to no other customer exceeded 10% of consolidated sales.

We enhance shareholder value by building our leading brands to generate sales, earn profits and create cash flow. We do this by targeting premium categories, which are characterized by high brand equity, high customer loyalty and a reasonably high price gap between branded and non-branded products. We also limit our participation in value categories to areas where we believe we have an economic advantage or where it is necessary to merchandise a complete category. Through a focus on research, marketing and innovation, we seek to develop new products that meet the needs of our consumers and commercial end-users, which, we believe, will increase the premium product positioning of our brands.

Our strategy centers on maximizing profitability and high-return growth. Specifically, we seek to leverage our platform for organic growth through greater consumer understanding, product innovation, marketing and merchandising, disciplined category expansion, including possible strategic transactions, and continued cost realignment.

In the near term, we are focused on realizing synergies from our combination with GBC. We believe there are significant potential savings opportunities from the acquisition of GBC, arising from potential cost reductions attributable to efficiencies and synergies to be derived from facility integration, headcount reduction, supply chain optimization and revenue enhancement. As a result of this transaction, our near-term priorities for the use of cash flow will be to fund integration and restructuring-related activities and to pay down acquisition-related debt.

We are organized around four segments: Office Products, Computer Products, Commercial — Industrial and Print Finishing, and Other Commercial. These four segments accounted for 67%, 11%, 9% and 13%, respectively, of our pro forma net sales for the fiscal year ended December 31, 2005.

Office Products (67% of pro forma net sales)

Our Office Products Group manufactures, sources and distributes traditional office products and supplies worldwide. In the United States, Canada, Mexico, Europe and Australia, our products are sold by our in-house sales force and independent representatives, and outside of these regions through distributors. Our Office Products Group is organized into four business units that focus on different consumer needs: workspace tools, document communication, visual communication, and storage and organization. These products are sold by our customers, which include office products superstores, commercial contract stationers, wholesalers, distributors, mail order catalogs, mass merchandisers and club stores and dealers.

In workspace tools we are the global leader in stapling and punching, with strong market share positions in North America and the U.K. Representative products that we sell in the workspace tools category include: staplers and staples, punches, shredders, trimmers and calculators. Today our workspace tools products are sold under the principal brand names of Swingline, Rexel and GBC.

In document communication we are the global leader in binding and laminating equipment and supplies, with strong market share positions in North America and Europe. Representative products that we sell in the document communication category include: binding and laminating equipment, binding and laminating supplies, report covers, indexes and sheet protectors. Our binding and laminating equipment and supplies are sold principally under the GBC, Rexel, Ibico® and Wilson Jones brand names.

We are a global leader in the visual communication category, with strong market share positions in North America and Europe. Representative products that we sell in the visual communication category include: dry-erase boards, dry-erase markers, easels, bulletin boards, overhead projectors, transparencies, laser pointers and screens. Our visual communication products are sold primarily under the Quartet, NOBO®, Boone® and Apollo® brand names.

In the storage and organization category, we are a global leader with strong market share positions in North America and the U.K. Representative products that we sell in the storage and organization category include: ring binders, data binders, storage boxes, labels, hanging file folders, clips and fasteners. Our storage and organization products are sold principally in local markets using brand names such as Wilson Jones, Rexel, Eastlight®, Marbig® and Dox®.

Computer Products (11% of pro forma net sales)

We are a niche player in the computer products segment, with a strong market share position in the mobile computer physical security and accessories category. Our Computer Products Group designs, sources and distributes accessory products for personal computers and mobile devices worldwide principally under the Kensington brand name. Our Computer Products Group is primarily focused on the mobile user and includes the following representative products: security locks and power adapters for laptop computers; input devices, such as wireless mice and keyboards; computer cases; other computer accessories; and accessories for Apple® iPod® products. In the United States, Canada, Mexico, Europe and Australia, our products are sold by our in-house sales forces and independent representatives, and outside of these regions through distributors. Our Computer Products Group markets to consumer electronic retailers, information technology value added resellers/IT VARs, original equipment manufacturers/OEMs (including Dell and IBM), mass merchandisers and office products retailers.

Commercial  —  Industrial Print Finishing Group (9% of pro forma net sales)

The Industrial and Print Finishing Group (“IPFG”) targets “print-for-pay” and other finishing customers who use our professional grade finishing equipment and supplies. The Industrial and Print Finishing Group’s primary products include thermal and pressure-sensitive laminating films, mid-range and commercial high-speed laminators, large-format digital print laminators and other automated finishing products. IPFG’s products and services are sold worldwide through direct and dealer channels.

Other Commercial (13% of pro forma net sales)

The Other Commercial segment includes the Day-Timers personal organization unit, which markets personal organization tools and products, primarily sold direct to consumers or through large retailers and commercial dealers. This segment also includes the GBC Document Finishing solutions business, incorporating the direct sales of binding and laminating equipment and supplies to high-volume commercial users.

Customers/Competition

Our sales are balanced between our principal markets in the Americas, Europe, and Asia-Pacific. For the fiscal year ended December 31, 2005, these markets represented 63%, 28% and 9% of our net sales, respectively. Our top ten customers, including Office Depot, Staples, Boise/OfficeMax, United Stationers, Corporate Express, S.P. Richards, BPGI, Wal-Mart/Sam’s Club, Spicers and Tech Data, accounted for 54% of our net sales for the fiscal year ended December 31, 2005. Current trends among our customers include fostering high levels of competition among suppliers, demanding innovative new products and requiring suppliers to maintain or reduce product prices and deliver products with shorter lead times and in smaller quantities. Other trends, in the absence of a strong new product development effort or strong end-user brands, are for the retailer to import generic products directly from foreign sources and sell those products, which compete with the Company’s products, under the customers’ own private label brands. The combination of these market influences has created an intensely competitive environment in which the Company’s principal customers continuously evaluate which product suppliers to use, resulting in pricing pressures and the need for stronger end-user brands, the ongoing introduction of innovative new products and continuing improvements in customer service.

Competitors of the Office Products Group include Avery Dennison, Esselte, Fellowes, 3M, Newell, Hamelin and Smead. Competitors of the Computer Products Group include Belkin, Logitech, Targus and Fellowes. Competitors of the Commercial-Industrial Print Finishing Group include Transilwrap, Neschen and Deprosa. Other Commercial competitors include Mead, Franklin Covey and Spiral Binding.

Product Development and Product Line Rationalization

Our strong commitment to understanding our consumers and defining products that fulfill their needs drives our product development strategy, which we believe is and will be a key contributor to our success in the office products industry. Our new products are developed from our own consumer understanding, our own research and development or through partnership initiatives with inventors and vendors. Further costs related to consumer research and product research are included in marketing costs and research and development expenses.

The Company’s divestiture and product line rationalization strategy emphasizes the divestiture of businesses and rationalization of product offerings that do not meet the Company’s long-term strategic goals and objectives.

The Company consistently reviews its businesses and product offerings, assesses their strategic fit and seeks opportunities to divest non-strategic businesses. The criteria used by the Company in assessing the strategic fit include: the ability to increase sales for the business; the ability to create strong, differentiated brands; its importance to key customers; its relationship with existing product lines; its impact to the market; and the business’ actual and potential impact on the operating performance of the Company.

As part of this review process, the Company is currently reviewing approximately $75 million of sales in its Office Products Group that do not produce margins that meet the Company’s profit objectives. These sales are from products that represent a limited number of stock keeping units (“SKU’s”), sold to a limited number of customers. We plan to either correct the pricing or cost of these SKU’s or eliminate them from our product offering over the next 18 months.

Raw Materials

The primary materials used in the manufacturing of many of our products are plastics, resin, polyester and polypropylene substrates, paper, steel, wood, aluminum, melamine and cork. These materials are available from a number of suppliers, and we are not dependent upon any single supplier for any of these materials. In general, our gross profit may be affected from time to time by fluctuations in the prices of these materials because our customers require advance notice and negotiation to pass through raw material price increases, creating a gap before cost increases can be passed on to our customers. We have experienced inflation in certain of these raw materials, such as resin, and expect the cost inflation pressures to continue in 2006. We intend to recover some of the higher costs through price increases. Based on experience, we believe that adequate quantities of these materials will be available in adequate supplies in the foreseeable future. See “Risk Factors — Risks Relating to Our Business — The raw materials and labor costs we incur are subject to price increases that could adversely affect our profitability.” More specifically, a significant portion of the products we sell are sourced from China and other Far Eastern countries and are paid for in U.S. dollars. Thus, movements of their local currency to the U.S. dollar have the same impacts as raw material price changes.

Supply

Our products are either manufactured or sourced to ensure that we supply our customers with appropriate customer service, quality products, innovative solutions and attractive pricing. We have built a consumer-focused business unit model with a flexible supply chain to ensure that these factors are appropriately balanced. Using a combination of manufacturing and third-party sourcing also enables us to reduce our costs and effectively manage our production assets by lowering our capital investment and working capital requirements. We tend to manufacture those products that would incur a relatively high freight expense or have high service needs and typically source those products that have a high proportion of direct labor cost. Low cost sourcing mainly comes from China, but we also source from other Asian countries and Eastern Europe. Where supply chain flexibility is of greater importance, we source from our own factories located in intermediate cost regions, namely Mexico and the Czech Republic. Where freight costs or service issues are significant, we source from factories located in our domestic markets.

Seasonality

Our business, as it concerns both historical sales and profit, has experienced increased sales volume in the third and fourth quarters of the calendar year. Two principal factors have contributed to this seasonality: the office products industry, its customers and ACCO Brands specifically are major suppliers of products related to the “back-to-school” season, which occurs principally during the months of June, July, August and September for our North American business; and the Company’s offering includes several products which lend themselves to calendar year-end purchase timing, including Day-Timer planners, paper organization and storage products (including bindery) and Kensington computer accessories, which increase with traditionally strong fourth quarter sales of personal computers.

Intellectual Property

We have many patents, trademarks, brand names and trade names that are, in the aggregate, important to our business. The loss of any individual patent or license, however, would not be material to us taken as a whole. Many of these trademarks are only important in particular geographic markets or regions. Our principal trademarks are: Swingline, GBC, Quartet, Day-Timers, Kensington, Rexel, Wilson Jones, Marbig, NOBO, Boone, Apollo, Microsaver® and Ibico.

Environmental Matters

We are subject to federal, state and local laws and regulations concerning the discharge of materials into the environment and the handling, disposal and clean-up of waste materials and otherwise relating to the protection of the environment. It is not possible to quantify with certainty the potential impact of actions regarding environmental matters, particularly remediation and other compliance efforts that we may undertake in the future. In the opinion of our management, compliance with the present environmental protection laws, before taking into account estimated recoveries from third parties, will not have a material adverse effect upon our capital expenditures, financial condition, results of operations or competitive position.

Employees

As of December 31, 2005, we and our subsidiaries had 7,770 full-time and part-time employees. There have been no strikes or material labor disputes at any of our facilities during the past five years. We consider our employee relations to be good.

ITEM 1A.	RISK FACTORS

Cautionary Statement Regarding Forward-Looking Statements

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report contain, and other periodic reports and press releases of the Company may contain, certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. These forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believe,”

“expect,” “intend,” “anticipate,” “estimate,” “forecast,” “project,” “plan” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Because actual results may differ from those predicted by such forward-looking statements, you should not rely on such forward-looking statements when deciding whether to buy, sell or hold the Company’s securities. The Company undertakes no obligation to update these forward-looking statements in the future. Among the factors that could cause plans, actions and results to differ materially from current expectations are: fluctuations in cost and availability of raw materials; competition within the markets in which the Company operates; the effects of both general and extraordinary economic, political and social conditions; the dependence of the Company on certain suppliers of manufactured products; the effect of consolidation in the office products industry; the risk that businesses that have been combined into the Company as a result of the merger with General Binding Corporation will not be integrated successfully; the risk that targeted cost savings and synergies from the aforesaid merger and other previous business combinations may not be fully realized or take longer to realize than expected; disruption from business combinations making it more difficult to maintain relationships with the Company’s customers, employees or suppliers; foreign exchange rate fluctuations; the development, introduction and acceptance of new products; the degree to which higher raw material costs, and freight and distribution costs, can be passed on to customers through selling price increases and the effect on sales volumes as a result thereof; increases in health care, pension and other employee welfare costs; as well as other risks and uncertainties detailed from time to time in the Company’s SEC filings.

Risks Relating to Our Business

We may not realize the anticipated benefits from the merger.

The success of the merger will depend, in part, on our ability to realize the anticipated synergies, cost savings and growth opportunities from integrating the businesses of GBC with the other businesses of ACCO Brands. Our success in realizing these synergies, cost savings and growth opportunities, and the timing of this realization, depends on the successful integration of ACCO Brands’ and GBC’s operations. Even if we are able to integrate the business operations of GBC successfully, we cannot assure you that this integration will result in the realization of the full benefits of the synergies, cost savings and growth opportunities that we currently expect from this integration or that these benefits will be achieved within the anticipated time frame. For example, the elimination of duplicative costs may not be possible or may take longer than anticipated, and the benefits from the merger may be offset by costs incurred in integrating the companies.

The integration of ACCO Brands and GBC may present significant challenges.

There is a significant degree of difficulty and management distraction inherent in the process of integrating the GBC businesses. These difficulties include:

•	the challenge of integrating the GBC businesses while carrying on the ongoing operations of each business;

•	the necessity of coordinating geographically separate organizations;

•	the challenge of integrating the business cultures of each company;

•	the challenge and cost of integrating the information technology systems of each company;

•	the potential difficulties in retaining key officers and personnel through the transition; and,

•	the added difficulties of achieving compliance with section 404 of the Sarbanes-Oxley Act of 2002 during a period of rapid business, process, systems and people change.

The process of integrating operations could cause an interruption of, or loss of momentum in, the activities of one or more of our businesses. Members of our senior management may be required to devote considerable amounts of time to this integration process, which will decrease the time they will have to manage our business, service existing customers, attract new customers and develop new products or strategies.

If our senior management is not able to effectively manage the integration process, or if any significant business activities are interrupted as a result of the integration process, our business could suffer.

We cannot assure you that we will successfully or cost-effectively integrate the GBC businesses. The failure to do so could have a material adverse effect on our business, financial condition and results of operations.

The Company is subject to risks related to its dependence on the strength of economies in various parts of the world.

The Company’s business depends on the strength of the economies in various parts of the world, primarily in North America, Europe and Australia and to a lesser extent Central and South America and Asia. These economies are affected primarily by factors such as employment levels and consumer demand, which, in turn, are affected by general economic conditions and specific events such as natural disasters. In recent years, the office products industry in the U.S. and, increasingly, elsewhere has been characterized by intense competition and consolidation among our customers. Because such competition can cause our customers to struggle or fail, the Company must continuously monitor, and adapt to changes in, the profitability, creditworthiness and pricing policies of its customers.

Our business is dependent on a limited number of customers and a substantial reduction in sales to these customers could significantly impact our operating results.

The office products industry is concentrated in a small number of major customers, principally office products superstores (which combine contract stationers, retail and mail order), office products distributors and mass merchandisers. This concentration increases pricing pressures to which we are subject and leads to pressures on our margins and profits. Additionally, consolidation among customers also exposes us to increased concentration of customer credit risk. A relatively limited number of customers account for a large percentage of our total net sales. For the fiscal year ended December 31, 2005, approximately 54% of our net sales were to our ten largest customers. Also for the year, Office Depot accounted for 16% of net sales. Although we are not dependent on any single customer, the loss of, or a significant reduction in, business from one or more of our major customers could have a material adverse effect on our business, financial condition and results of operations.

If we do not compete successfully in the competitive office products industry, our business and revenues may be adversely affected.

Our products and services are sold in highly competitive markets. We believe that the principal points of competition in these markets are product innovation, quality, price, merchandising, design and engineering capabilities, product development, timeliness and completeness of delivery, conformity to customer specifications and post-sale support. Competitive conditions may require us to match or better competitors’ prices to retain business or market share. We believe that our competitive position will depend on continued investment in innovation and product development, manufacturing and sourcing, quality standards, marketing and customer service and support. Our success will depend in part on our ability to anticipate and offer products that appeal to the changing needs and preferences of our customers in the various market categories in which we compete. However, there can be no assurance that we will have sufficient resources to make the investments that may be necessary to anticipate those changing needs or that we will anticipate, identify, develop and market products successfully or otherwise be successful in maintaining our competitive position. There are no significant barriers to entry into the markets for most of our products and services. We also face increasing competition from our own customers’ private-label and direct sourcing initiatives.

The raw materials and labor costs we incur are subject to price increases that could adversely affect our profitability.

The primary materials used in the manufacturing of many of our products are resin, plastics, polyester and polypropylene substrates, paper, steel, wood, aluminum, melamine and cork. In general, our gross profit may be affected from time to time by fluctuations in the prices of these materials because our customers require advance notice and negotiation to pass through raw material price increases, giving rise to a delay before cost increases can be passed to our customers. The Company attempts to reduce its exposure to increases in these costs through a variety of measures, including periodic purchases, future delivery contracts and longer term price contracts together with holding our own inventory; however, there can be no assurance that these measures will be effective. Inflationary and other increases in costs of materials and labor have occurred in the past and may recur, and there can be no assurance that such raw materials will continue to be available in adequate supply in the future or that shortages in supply will not result in price increases that could have a material adverse effect on our financial condition or results of operations.

Our business is subject to risks associated with seasonality, which could adversely affect our cash flow, financial condition or results of operations.

Our business, as it concerns both historical sales and profit, has experienced increased sales volume in the third and fourth quarters of the calendar year. Two principal factors have contributed to this seasonality: the office products industry’s customers and our product line. We are major suppliers of products related to the “back-to-school” season, which occurs principally during the months of June, July, August and September for our North American business; and our product line includes several products which lend themselves to calendar year-end purchase timing If either of these typical seasonal increases in sales of certain portions of our product line do not materialize we could experience a material adverse effect on our business, financial condition and results of operations.

We will be subject to risks associated with international operations that could harm our business.

Approximately 46% of our net sales for the fiscal year ended December 31, 2005 were from international sales. Our international operations may be significantly affected by economic, political and governmental conditions in the countries where our products are manufactured or sold. Additionally, while the recent relative weakness of the U.S. dollar to other currencies has been advantageous for our businesses’ sales as the results of non-U.S. operations have increased when reported in U.S. dollars, we can give no assurances and make no predictions about the rate at which the U.S. dollar will trade against other currencies in the future. If the recent strengthening trend of the U.S. dollar were to make the dollar significantly more valuable relative to other currencies in the global market, such an increase could harm our ability to compete, our financial condition and our results of operations. More specifically, a significant portion of the products we sell are sourced from China and other Far Eastern countries and are paid for in U.S. dollars. Thus, movements of their local currency to the U.S. dollar have the same impacts as raw material price changes in addition to the currency translation impact noted above.

We will be subject to risks associated with outsourcing that could harm our business.

Historically, we have outsourced certain manufacturing functions to third party service providers in China and other countries. Outsourcing generates a number of risks, including decreased control over the manufacturing process possibly leading to production delays or interruptions, inferior product quality control and misappropriation of trade secrets. In addition, performance problems by these third-party service providers could result in cost overruns, delayed deliveries, shortages, quality issues or other problems which could result in significant customer dissatisfaction and could materially and adversely affect our business, financial condition and results of operations.

If one or more of these third-party service providers becomes unable or unwilling to continue to provide services of acceptable quality, at acceptable costs or in a timely manner, our ability to deliver our products to our customers could be severely impaired. Furthermore, the need to identify and qualify substitute service providers or increase our internal capacity could result in unforeseen operational problems and additional costs. Substitute service providers might not be available or, if available, might be unwilling or unable to offer services on acceptable terms. Moreover, if customer demand for our products increases, we may be unable to secure sufficient additional capacity from our current service providers, or others, on commercially reasonable terms, if at all.

We will depend on certain manufacturing sources whose inability to perform their obligations could harm our business.

We rely on GMP Co. Ltd., in which we hold a minority interest of less than 20% equity interest, as our sole supplier of many of the laminating machines we distribute. There can be no assurance that GMP will be able to continue to perform any or all of its obligations to us. GMP’s equipment manufacturing facility is located in the Republic of Korea, and its ability to supply us with laminating machines may be affected by Korean and other regional or worldwide economic, political or governmental conditions. Additionally, GMP has a highly leveraged capital structure and its ability to continue to obtain financing is required to ensure the orderly continuation of its operations. If GMP was unable to supply us with adequate equipment and we could not find a suitable alternative supplier on favorable terms, if at all, it may have a material adverse effect on our business.

Our inability to secure and maintain rights to intellectual property could harm our business.

We have many patents, trademarks, brand names and trade names that are, in the aggregate, important to our business. The loss of any individual patent or license may not be material to us taken as a whole, but the loss of a number of patents or licenses that represented principal portions of our business, or expenses related to defending or maintaining the patents or licenses, could have a material adverse effect on our business.

Our success will depend on our ability to attract and retain qualified personnel.

Our success will depend on our ability to attract and retain qualified personnel, including executive officers and other key management personnel. There can be no assurance that we will be able to attract and retain qualified management and other personnel necessary for the development, manufacture and sale of our products or that key employees will remain with us in the future. If we do not retain these key employees, we may experience substantial disruption in our businesses. The loss of key management personnel or other key employees or our potential inability to attract such personnel may adversely affect our ability to manage our overall operations and successfully implement our business strategy.

We are subject to environmental regulation and environmental risks.

We and our operations, both in the United States and abroad, are subject to national, state, provincial and/or local environmental laws and regulations that impose limitations and prohibitions on the discharge and emission of, and establish standards for the use, disposal, and management of, certain materials and waste. These environmental laws and regulations also impose liability for the costs of investigating and cleaning up sites, and certain damages resulting from present and past spills, disposals, or other releases of hazardous substances or materials. Environmental laws and regulations can be complex and may change often. Capital and operating expenses required to comply with environmental laws and regulations can be significant, and violations may result in substantial fines and penalties. In addition, environmental laws and regulations, such as the Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, in the United States impose liability on several grounds for the investigation and cleanup of contaminated soil, ground water and buildings and for damages to natural resources at a wide range of properties. For example, contamination at properties formerly owned or operated by us, as well as at properties we will own and operate, and properties to which hazardous substances were sent by us, may result in liability for us under environmental laws and regulations. There can be no assurance that the costs of complying with environmental laws and regulations and any claims concerning noncompliance, or liability with respect to contamination will not in the future have a material adverse effect on our financial condition or results of operations.

Impairment charges could have a material adverse effect on the Company’s financial results.

Future events may occur that would adversely affect the reported value of the Company’s assets and require impairment charges. Such events may include, but are not limited to, strategic decisions made in response to changes in economic and competitive conditions, the impact of the economic environment on the Company’s customer bases or a material adverse change in its relationship with significant customers.

Product liability claims or regulatory actions could adversely affect the Company’s financial results or harm its reputation or the value of its end-user brands.

Claims for losses or injuries purportedly caused by some of the Company’s products arise in the ordinary course of the Company’s business. In addition to the risk of substantial monetary judgments, product liability claims or regulatory actions could result in negative publicity that could harm the Company’s reputation in the marketplace or the value of its end-user brands. The Company could also be required to recall possible defective products, which could result in adverse publicity and significant expenses. Although the Company maintains product liability insurance coverage, potential product liability claims are subject to a self-insured deductible or could be excluded under the terms of the policy.

If the spin-off from Fortune Brands, Inc. in August 2005 did not constitute a spin-off under section 355 of the Internal Revenue Code or the merger did not constitute a reorganization under section 368(a) of the Internal Revenue Code, either as a result of actions taken in connection with the spin-off or the merger or as a result of subsequent acquisitions of stock of Fortune Brands or stock of ACCO Brands, then we may be responsible for the payment of United States federal income taxes.

In connection with the spin-off and the merger transactions, Fortune Brands and ACCO Brands received opinions of Chadbourne & Parke LLP, counsel to Fortune Brands and ACCO Brands, to the effect that the spin-off constituted a spin-off under section 355 of the Internal Revenue Code and the merger constituted a reorganization under section 368(a) of the Internal Revenue Code. In connection with the spin-off and the merger transactions, GBC also received an opinion of Skadden, Arps, Slate, Meagher & Flom LLP, counsel to GBC, to the effect that the merger constituted a reorganization under section 368(a) of the Internal Revenue Code. These opinions of counsel to Fortune Brands, ACCO Brands and GBC were based on, among other things, current law and certain representations as to factual matters made by, among others, Fortune Brands, ACCO Brands and GBC, which, if incorrect, could jeopardize the conclusions reached by such counsel in their opinions.

A tax allocation agreement was entered into by Fortune Brands and ACCO Brands in connection with the spin-off and merger transactions and generally provides that we will be responsible for any taxes imposed on Fortune Brands or us as a result of either:

•	the failure of the spin-off to constitute a spin-off under section 355 of the Internal Revenue Code, or

•	the subsequent disqualification of the distribution of ACCO Brands common stock to Fortune Brands stockholders in connection with the spin-off as tax-free to Fortune Brands for United States federal income tax purposes, if such failure or disqualification is attributable to certain post-spin-off actions taken by or in respect of us (including our subsidiaries) or our stockholders, such as our acquisition by a third party at a time and in a manner that would cause such failure or disqualification. For example, even if the spin-off otherwise qualified as a spin-off under section 355 of the Internal Revenue Code, the distribution of our common stock to Fortune Brands common stockholders in connection with the spin-off may be disqualified as tax-free to Fortune Brands if there is an acquisition of our stock as part of a plan or series of related transactions that include the spin-off and that results in a deemed acquisition of 50% or more of our common stock.

For purposes of this test, any acquisitions of Fortune Brands stock or our stock within two years before or after the spin-off are presumed to be part of such a plan, although we or Fortune Brands may be able to rebut that presumption. Also, for purposes of this test, the merger will be treated as resulting in a deemed acquisition by GBC stockholders of approximately 34% of our common stock. The process for determining whether a change of ownership has occurred under the tax rules is complex, inherently factual and subject to interpretation of the facts and circumstances of a particular case. If we do not carefully monitor our compliance with these rules, we might inadvertently cause or permit a change of ownership to occur, triggering our obligation to indemnify Fortune Brands pursuant to the Fortune Brands/ACCO Brands tax allocation agreement.

Risks Relating to Our Indebtedness

Our substantial indebtedness could adversely affect our results of operations and financial condition and prevent us from fulfilling our financial obligations.

We have a significant amount of indebtedness. As of December 31, 2005, we had approximately $941.9 million of outstanding debt (excluding obligations to trade creditors). This indebtedness could have important consequences to us, such as:

•	limiting our ability to obtain additional financing to fund growth, working capital, capital expenditures, debt service requirements or other cash requirements;

•	limiting our operational flexibility due to the covenants contained in our debt agreements;

•	limiting our ability to invest operating cash flow in our business due to debt service requirements;

•	limiting our ability to compete with companies that are not as highly leveraged and that may be better positioned to withstand economic downturns;

•	increasing our vulnerability to economic downturns and changing market conditions; and

•	to the extent that our debt is subject to floating interest rates, increasing our vulnerability to fluctuations in market interest rates.

Our ability to meet our expenses and debt service obligations will depend on our future performance, which will be affected by financial, business, economic and other factors, including potential changes in customer preferences, the success of product and marketing innovation and pressure from competitors. If we do not have enough money to pay our debt service obligations, we may be required to refinance all or part of our existing debt, sell assets or borrow more money. We cannot assure you that we will be able to, at any given time, refinance our debt, sell assets or borrow more money on terms acceptable to us or at all.

We are subject to restrictive debt covenants, which may restrict our operational flexibility.

Certain covenants we have made in connection with our borrowings restrict our ability to incur additional indebtedness, issue preferred stock, pay dividends on and redeem capital stock, make other restricted payments, including investments, sell our assets, and enter into consolidations or mergers. Our senior secured credit agreement also requires us to maintain specified financial ratios and satisfy financial condition tests. Our ability to meet those financial ratios and tests may be affected by events beyond our control and we cannot assure you that we will meet those ratios and tests. A breach of any of these covenants, ratios, tests or restrictions, as applicable, could result in an event of default under our credit and debt instruments, in which our lenders could elect to declare all amounts outstanding to be immediately due and payable. If the lenders accelerate the payment of the indebtedness, we cannot assure you that our assets would be sufficient to repay in full the indebtedness and any other indebtedness that would become due as a result of any acceleration.

We will require a significant amount of cash to service our debts. Our ability to generate cash depends on many factors beyond our control.

Our ability to make payments on and to refinance our debt, and to fund planned capital expenditures and research and development efforts, will depend on our ability to generate cash. Our ability to generate cash is subject to economic, financial, competitive, legislative, regulatory and other factors that may be beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our senior secured credit facilities or otherwise in an amount sufficient to enable any of us to pay our debts, or to fund our other liquidity needs. We may need to refinance all or a portion of our debts, on or before maturity. We might be unable to refinance any of our debt, including our senior secured credit facilities or our Senior Subordinated Notes due 2015, on commercially reasonable terms or at all.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We have manufacturing sources across North America, Europe and Asia, and maintain distribution centers in relation to the regional markets we service. We lease our principal U.S. headquarters in Lincolnshire, Illinois. The following table indicates the principal manufacturing and distribution facilities of our subsidiaries:

Location	Functional Use	Owned/Leased

U.S. Properties:
Ontario, California	Distribution/Manufacturing	Leased
Corona, California	Distribution/Manufacturing	Leased
Atlanta, Georgia	Distribution/Manufacturing	Leased
Addison, Illinois	Distribution/Manufacturing	Owned/Leased
Hanover Park, Illinois	Distribution	Leased
Lincolnshire, Illinois	Manufacturing	Leased
Wheeling, Illinois	Manufacturing	Leased
Hagerstown, Maryland	Manufacturing	Owned
Booneville, Mississippi	Distribution/Manufacturing	Owned/Leased
Ogdensburg, New York	Distribution/Manufacturing	Owned/Leased
East Texas, Pennsylvania	Distribution/Manufacturing/Office	Owned
Madison, Wisconsin	Manufacturing	Leased
Pleasant Prairie, Wisconsin	Manufacturing	Leased
Non-U.S. Properties:
Sydney, Australia	Distribution/Manufacturing/Office	Owned
Brampton, Canada	Distribution/Manufacturing/Office	Leased
Concord, Canada	Distribution	Leased
Don Mills, Canada	Distribution/Manufacturing	Leased
Tabor, Czech Republic	Distribution/Manufacturing	Owned
Vozicka, Czech Republic	Distribution	Owned
Audenshaw, England	Distribution	Leased
Basingstoke, England	Distribution	Leased
Denton, England	Manufacturing	Owned
Hales owen, England	Distribution	Owned
Keswick, England	Manufacturing	Owned
Peterborough, England	Manufacturing	Owned
Dijon, France	Distribution	Leased
Gennevilliers, France	Distribution/Manufacturing	Leased
Rudesberg, Germany	Distribution	Leased
Dublin, Ireland	Distribution	Owned
Dublin, Ireland	Manufacturing	Leased
Tornaco, Italy	Distribution	Leased
Turin, Italy	Distribution	Leased
Asan, Korea	Manufacturing	Owned
Lerma, Mexico	Manufacturing Office	Owned
Nogales, Mexico	Manufacturing	Owned
Nuevo Laredo, Mexico	Manufacturing	Leased
Tlalnepantla, Mexico	Distribution	Leased
Born, Netherlands	Distribution	Leased

Location	Functional Use	Owned/Leased

Kerkrade, Netherlands	Distribution/Manufacturing	Owned/Leased
Klarenstelerweg, Netherlands	Distribution/Manufacturing	Leased
Mercuriusstraat, Netherlands	Distribution/Manufacturing	Owned
Wellington, New Zealand	Distribution/Office	Owned
Arcos de Valdevez, Portugal	Manufacturing	Owned
Llantrisant, Wales	Manufacturing	Owned

It is the belief of management that the properties are suitable to the respective businesses and have production capacities adequate to meet the needs of the businesses.

ITEM 3.	LEGAL PROCEEDINGS

The Company is, from time to time, involved in routine litigation incidental to our operations. None of the litigation in which it is currently involved, individually or in the aggregate, is material to the consolidated financial condition or results of operations nor is the Company aware of any material pending or contemplated proceedings. It intends to vigorously defend or resolve any such matters by settlement, as appropriate.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock began trading on the New York Stock Exchange on August 17, 2005 under the symbol ABD.

The following table sets forth the range of high and low sales prices of our common stock for the periods indicated:

ACCO Brands
Corporation
Common Stock
	High	Low

Calendar Year Ended December 27, 2004
First Quarter	N/A	N/A
Second Quarter	N/A	N/A
Third Quarter	N/A	N/A
Fourth Quarter	N/A	N/A
Calendar Year Ended December 31, 2005
First Quarter	N/A	N/A
Second Quarter	N/A	N/A
Third Quarter	$28.52	$22.88
Fourth Quarter	$28.58	$21.70

As of March 1, 2006 ACCO Brands had approximately 18,100 registered holders of its common stock.

Dividends

Other than the special dividend described below the Company paid no cash dividends on its common stock in 2004 or 2005 and does not anticipate paying any cash dividends in the foreseeable future. We intend to retain any future earnings to fund the integration and restructuring of GBC and ACCO, development and growth of the combined business and to reduce our indebtedness. We are limited by existing covenants in our senior secured credit facilities (as described in the “Liquidity and Capital Resources” section of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report) from currently paying dividends. Any determination as to the declaration and payment of dividends is at the sole discretion of our Board of Directors.

Prior to the spin-off from Fortune Brands, Inc. and as part of the transactions contemplated by the recapitalization of the Company and the merger with GBC, we paid a special dividend to the holders of record of the Company’s stock at that time in the aggregate amount of $625.0 million.

ITEM 6.	SELECTED FINANCIAL DATA

SELECTED HISTORICAL FINANCIAL DATA

ACCO Brands Corporation

The following table sets forth selected historical financial information of ACCO Brands. The financial information as of December 31, 2005 and December  27, 2004 and 2003 and for each of the fiscal years then ended has been derived from ACCO Brands’ consolidated financial statements, which were audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm. The financial data as of December 27, 2002 and 2001 and for the years then ended, has been derived from ACCO Brands’ unaudited financial statements which include, in management’s opinion, all adjustments necessary to present fairly the results of operations and financial position of ACCO Brands for the periods and dates presented. This information is only a summary and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and related notes of ACCO Brands included elsewhere in this Form 10-K.

	December 31,	Years Ended December 27,
	2005	2004	2003	2002	2001
				(Unaudited)	(Unaudited)
	(In millions of dollars, except per-share data)

Income Statement Data:
Net sales	$1,487.5	$1,175.7	$1,101.9	$1,105.4	$1,176.3
Cost of products sold[1]	1,048.0	810.3	778.6	789.8	901.4
Advertising, selling, general and administrative expenses[1]	307.0	247.8	245.0	259.6	253.7
Amortization of intangibles	4.9	1.3	1.7	2.1	6.4
Write-down of intangibles[2]	—	—	12.0	—	64.4
Restructuring charges	2.9	19.4	17.3	34.3	28.0

Operating income	124.7	96.9	47.3	19.6	(77.6)
Interest expense, net	28.8	8.5	8.0	12.3	21.4
Other (income)/expense, net	—	(1.2)	(0.6)	1.8	0.7

Income/(loss) before income taxes, minority interest and change in accounting principle	95.9	89.6	39.9	5.5	(99.7)
Income tax expense/(benefit)	39.5	21.1	13.2	4.0	(34.2)
Minority interest	0.2	—	—	—	—

Net income/(loss) before change in accounting principle	56.2	68.5	26.7	1.5	(65.5)
Change in accounting principle[3]	3.3	—	—	—	—

Net income/(loss)	$59.5	$68.5	$26.7	$1.5	$(65.5)

Basic earnings per common share:
Income/(loss) before change in accounting principle	$1.35	$1.96	$0.76	$0.04	$(1.87)
Change in accounting principle	0.08	—	—	—	—

Net income/(loss)	$1.43	$1.96	$0.76	$0.04	$(1.87)

Diluted earnings per common share:
Income/(loss) before change in accounting principle	$1.32	$1.92	$0.75	$0.04	$(1.87)
Change in accounting principle	0.08	—	—	—	—

Net income/(loss)	$1.40	$1.92	$0.75	$0.04	$(1.87)

	December 31,	Years Ended December 27,
	2005	2004	2003	2002	2001
				(Unaudited)	(Unaudited)
	(In millions of dollars, except per-share data)

Balance Sheet Data (at year end):
Cash and cash equivalents	$91.1	$79.8	$60.5	$43.3	$24.9
Working capital[4]	408.0	273.2	236.3	206.6	284.1
Property, plant and equipment, net	239.8	157.7	170.0	195.3	233.8
Total assets	1,929.5	969.6	865.9	842.7	931.9
External long-term debt[5]	941.9	0.1	2.8	4.7	4.7
Total stockholders’ equity	408.3	566.1	483.6	479.8	632.0
Other Data:
Depreciation expense	$32.0	$28.2	$33.3	$37.0	$40.8
Capital expenditures	34.5	27.6	16.3	22.0	19.7
Cash flow from operating activities, source	65.3	64.9	67.7	168.2	148.6
Cash flow from investing activities, (use)	(32.4)	(6.1)	(1.7)	(17.2)	(18.6)
Cash flow from financing activities, (use)	(17.5)	(46.5)	(57.3)	(135.0)	(135.4)

(1)	Income before income taxes and net income was impacted by restructuring-related expenses included in cost of products sold and advertising, selling, general and administrative expenses of $14.1 million, $18.2 million, $19.1 million, $13.9 million and $29.8 million for the fiscal years ended December 31, 2005, and December 27, 2004, 2003, 2002 and 2001, respectively.

(2)	ACCO Brands recorded impairments of certain identifiable intangible assets of $12.0 million and $64.4 million in 2003 and 2001, respectively, due to diminished fair values resulting from business repositioning and restructuring activities.

(3)	The accounting change in 2005 related to the elimination of a one month lag in reporting by several foreign subsidiaries to align their reporting periods with the Company’s fiscal calendar.

(4)	Working capital is defined as total current assets less total current liabilities.

(5)	Total debt refers only to the portion financed by third parties and does not include any portion financed through banking relationships or lines of credit secured by ACCO Brands’ then-parent company, Fortune Brands. Interest expense associated with Fortune Brands’ debt has been allocated to ACCO Brands for the periods presented.

Basis of Presentation

The ACCO Brands businesses have historically been managed largely as a stand-alone business segment of Fortune Brands which provided certain corporate services. The financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report include the use of “push down” accounting procedures in which certain assets, liabilities and expenses historically recorded or incurred at the Fortune Brands parent company level, which related to or were incurred on behalf of ACCO Brands. Included in these expenses were some specific items related to executive compensation and consulting costs representing costs related to ACCO Brands, which have been identified and allocated or “pushed down,” as appropriate, to the financial results of ACCO Brands for the periods presented through August 16, 2005. Allocations for expenses used the most relevant basis and, when not directly incurred, utilized net sales, segment assets or headcount in relation to the rest of Fortune Brands’ business segments to determine a reasonable allocation.

Interest expense has been allocated to ACCO Brands as a proportion of Fortune Brands’ total interest expense. However, no debt has been allocated to ACCO Brands in relation to this interest expense. These statements are not indicative of the results of operations, liquidity or financial position that would have existed or will exist in the future assuming the ACCO Brands businesses were operated as an independent company.

Unless otherwise specifically noted in the presentation, “sales” reflects the net sales of products, and “restructuring-related charges” represent costs related to qualified restructuring projects which can not be reported as restructuring under U.S. GAAP (e.g., losses on inventory disposal related to product category exits, manufacturing inefficiencies following the start of manufacturing operations at a new facility following closure of the old facility, SG&A reorganization and implementation costs, dedicated consulting, stay bonuses, etc.).

The financial statements for the annual period ended December 31, 2005 include a restatement of results affecting the previously filed three month and year to date periods ended March 25, June 25, and September 30, 2005 for the cumulative effect of a change in accounting principle related to the removal of a one-month lag in reporting by several of the Company’s foreign subsidiaries. The change was made to better align their reporting periods with the Company’s fiscal calendar. A reconciliation indicating the effect of this change on previously issued periodic data can be found in Note 15, Cumulative Effect of Change in Accounting Principle to the Notes to Consolidated Financial Statements contained herein.

The Company has elected to report its expenses for shipping and handling as a component of cost of products sold, as described by EITF 00-10 Issue “Accounting for shipping and handling fees and costs.” The Company has defined such costs as those to ship and move product from the seller’s place of business to the buyer’s place of business, as well as costs to store, move and prepare products for shipment. The consolidated statements of income for all periods presented have been adjusted to reflect this change in presentation.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

On August 17, 2005, ACCO Brands Corporation, following its spin-off from Fortune Brands, became the parent company of General Binding Corporation (“GBC”) when GBC merged with a wholly owned subsidiary of ACCO Brands. As a result of the merger, GBC is now a wholly owned subsidiary of ACCO Brands Corporation.

ACCO Brands Corporation is one of the world’s largest suppliers of branded office products (excluding furniture, computers, printers and bulk paper) to the office products resale industry. We design, develop, manufacture and market a wide variety of traditional and computer-related office products, supplies, binding and laminating equipment and consumable supplies, personal computer accessory products, paper-based time management products, presentation aids and label products. We have leading market positions and brand names, including Day-Timer, Swingline, Kensington, Quartet, GBC, Rexel and Wilson Jones, among others.

We also manufacture and market specialized laminating films for book printing, packaging and digital print lamination, as well as high-speed laminating and binding equipment targeted at commercial consumers.

Our customers include retail superstores, commercial contract stationers, wholesalers, distributors, mail order catalogs, mass merchandisers, club stores and dealers. We also supply our products to commercial end-users and to the educational market.

We enhance shareholder value by building our leading brands to generate sales, earn profits and create cash flow. We do this by targeting premium categories, which are characterized by high brand equity, high customer loyalty and a reasonably high price gap between branded and non-branded products. We also limit our participation in value categories to areas where we believe we have an economic advantage or where it is necessary to merchandise a complete category. Through a focus on research, marketing and innovation, we seek to develop new products that meet the needs of our consumers and commercial end-users, which, we believe, will increase the premium product positioning of our brands.

Our strategy centers on maximizing profitability and high-return growth. Specifically, we seek to leverage our platform for organic growth through greater consumer understanding, product innovation, marketing and merchandising, disciplined category expansion including possible strategic transactions and continued cost realignment.

In the near term, we are focused on realizing synergies from our merger with GBC. We have identified significant potential savings opportunities resulting from the merger, arising from potential cost reductions attributable to efficiencies and synergies expected to be derived from facility integration, headcount reduction, supply chain optimization and revenue enhancement. As a result of this transaction, our near-term priorities for the use of cash flow are to fund integration and restructuring-related activities and to pay down debt.

For a description of certain factors that may have had, or may in the future have, a significant impact on our business, financial condition or results of operations, see “Item 1A. Risk Factors.”

The following discussion includes the combined financial results of operations for the former ACCO World Corporation business for the year ended December 31, 2005, and the financial results of operations for the former GBC business from August 17, 2005 through December 31, 2005.

In order to provide additional information relating to our operating results, we also present a discussion of our consolidated operating results as if ACCO and GBC had been a combined company (pro forma) in fiscal 2005 and fiscal 2004. We have included this additional information in order to provide further insight into our operating results, prior period trends and current financial position. This supplemental information is presented in a manner consistent with the disclosure requirements of Statement of Financial Accounting Standards (FAS No. 141), “Business Combinations,” which are described in more detail in Note 3, Acquisition and Merger, in the Notes to Consolidated Financial Statements.

The discussion of operating results at the consolidated level is followed by a more detailed discussion of operating results by segment. The discussion of our segment operating results is presented on a historical basis for the years ended December 2005, 2004 and 2003, including GBC’s results of operations from August 17, 2005 (the acquisition date). In order to provide additional information relating to our segment operating results, we also present a discussion of our segment operating results as if ACCO and GBC had been a combined company (pro forma) in fiscal 2005 and fiscal 2004. This supplemental information is presented in a manner consistent with the supplemental disclosures included in the consolidated operating results discussion.

Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the financial statements of ACCO Brands Corporation and the accompanying notes contained therein.

Overview

ACCO Brands’ results are dependent upon a number of factors affecting sales, pricing and competition. Historically, key drivers of demand in the office products industry have included trends in white collar employment levels, gross domestic product (GDP) and, more recently, growth in the number of small businesses and home offices together with increasing usage of personal computers. Pricing and demand levels for office products have also reflected a substantial consolidation within the global resellers of office products. This has led to multiple years of industry pricing pressure and a more efficient level of asset utilization by customers resulting in lower sales volumes for suppliers. ACCO Brands sells products in highly competitive markets, and competes against large international and national companies, as well as regional competitors and against its own customers’ direct and private-label sourcing initiatives.

As much of our business is conducted in foreign markets (approximately 46% of revenues for the fiscal year ended December 31, 2005), foreign currency plays a major role in our reported results. During both 2003 and 2004 the U.S. dollar weakened relative to certain currencies. This benefited ACCO Brands as the same amount of foreign (e.g., local) currency units were translated into more U.S. dollars. Additionally, the impact of the weakened U.S. dollar benefited ACCO Brands in inventory purchase transactions made by its foreign operations. Our foreign operations’ purchases of outsourced products are primarily denominated in U.S. dollars, and as a result their costs of goods sold decreased as the value of the U.S. dollar has weakened. However, in many of ACCO Brands’ foreign operations, market prices at which ACCO Brands resells products have fallen reflecting lower relative costs of sourcing from Asia. During the second half of 2005 the U.S. dollar strengthened modestly relative to most currencies, the effect of which on net sales was not material.

In the fourth quarter of 2005, we made substantial progress towards completing our integration planning for the Office Products Group, and made significant progress relocating our people and upgrading information technology systems. We have taken action to strengthen our management teams, adding new leadership within the European Office Products Group and other key functions. We have set the stage for sales and operational integration actions to begin in the first quarter of 2006. In addition, we have initiated more formal review of the commercial businesses we acquired in the merger. This review is expected to be complete in the second half of 2006.

Fiscal 2005 versus Fiscal 2004

	Years Ended
	Dec. 31,	Dec. 27,	Amount of Change
Historical Results	2005	2004	$	%
		(In millions of dollars)

Net sales	$1,487.5	$1,175.7	$311.8	27%
Operating income	124.7	96.9	27.8	29%
Net income	59.5	68.5	(9.0)	(13%)

Net Sales

Sales increased $311.8 million, or 27% to $1,487.5 million. The increase was principally related to the acquisition of GBC which accounted for $292.9 million, or 25% of the increase, and the favorable impact of foreign currency translation which accounted for $12.4 million, or 1%. Modest growth in underlying sales resulted from strong sales in Computer Products, which were driven by new product launches and share gains in key product categories. The increase was largely offset by lower net sales in Office Products, which was adversely impacted by price competition, and the incremental impact of customer consolidations on price and volume, in addition to comparatively weak economic conditions in the U.K.

Gross Profit/Margin

Gross profit increased $74.1 million, or 20%, to $439.5 million, primarily due to the acquisition of GBC, which added $80.4 million of gross profit. Gross profit margin decreased to 29.5% from 31.1%. The decrease in margin for 2005 is primarily due to competitive pricing pressures, increased freight and distribution (increased fuel, storage and shipping costs) and manufacturing input costs (primarily resin and petroleum based plastics). These factors were partly offset by significant sales growth in the higher relative margin Computer Products segment, and by the favorable impact of foreign exchange on inventory purchase transactions at our foreign operations.

SG&A (Advertising, selling, general and administrative expenses)

SG&A increased $59.2 million, or 24%, to $307.0 million. The increase was attributable to the acquisition of GBC which added $58.5 million in expense. SG&A decreased as a percentage of sales to 20.6% from 21.1%. The improvement in underlying SG&A is attributable to lower administrative expenses, significantly lower cost related to management incentive programs, partially offset by higher marketing and advertising expenses of $6.9 million to drive growth and added infrastructure costs of $4.7 million to support our public company status and to align our business model globally.

Operating Income

Operating income increased $27.8 million, or 29%, to $124.7 million, and increased as a percentage of sales to 8.4% from 8.2%. The increase was driven by the acquisition of GBC, amounting to $19.0 million, higher sales in the Computer Products segment and lower management incentive costs, partly offset by decreased gross profit margins.

Interest, Other Expense/(Income) and Income Taxes

Interest expense increased $20.3 million, to $28.8 million, as debt levels increased significantly in order to finance the transactions related to the spin-off from Fortune and the merger with GBC. Other income decreased $1.2 million in 2005, primarily due to gains from foreign exchange transactions recognized in the prior year.

Income tax expense increased $18.4 million, to $39.5 million. The effective tax rate for 2005 was 41.2% compared to 23.5% for the prior year. The 2005 effective tax rate was impacted by a net charge of $3.4 million for U.S. tax on foreign dividends paid prior to the spin-off. Also included in the current period was tax expense of $3.2 million for U.S. tax on certain unrepatriated foreign earnings, resulting from a reorganization to facilitate the merger of various foreign operations. The prior year’s effective tax rate was favorably impacted by the reversal of valuation allowances of $3.7 million related to deferred tax assets that the Company determined would be realized against future earnings.

Net Income

Net income was $59.5 million for 2005 compared to $68.5 million in the prior year, and was significantly impacted by the increase in interest and income tax expenses. Included in net income for 2005 was the cumulative effect of a change in accounting principle related to the removal of a one month lag in reporting by several of the Company’s foreign subsidiaries, which increased net income by $3.3 million. In addition, net income included transaction-related expenses and restructuring and non-recurring after-tax costs of $12.2 million, or $0.29 per share, in the current year, and $26.7 million, or $0.75 per share, in the prior year.

Fiscal 2005 versus Fiscal 2004 Combined Companies (Pro Forma)

The presentation of, and supporting calculations related to, the pro forma information contained in this Management’s Discussion and Analysis can be found in the Company’s Report on Form 8-K dated February 14, 2006. Such pro forma financial information has been prepared as though the companies had been combined as of the beginning of the fiscal year for 2005 and for 2004, and is based on the historical financial statements of ACCO Brands and GBC after giving effect to the merger of ACCO Brands and GBC. The unaudited pro forma financial information is not indicative of the results of operations that would have been achieved if the merger had taken place at the beginning of fiscal 2005 or 2004, or that may result in the future. In addition, the pro forma information has not been adjusted to reflect any operating efficiencies that have been, or may in the future be, realized as a result of the combination of ACCO Brands and GBC.

Restructuring and Restructuring Related Charges

Management believes that an analysis of restructuring and restructuring-related charges and their net impact on operating income allow for a better understanding of the underlying business performance from year to year. The following table presents ACCO Brands’ pro forma combined results and the amounts of restructuring and restructuring-related charges for the years ended December 31, 2005 and December 27, 2004.

	Year Ended December 31, 2005
		Gross		Operating
Combined Companies (Pro Forma)	Net Sales	Profit	SG&A	Income
	(In millions of dollars)

Pro forma results	$1,937.0	$566.5	$421.9	$130.0
Restructuring and restructuring-related charges included in the results:
Restructuring costs	—			3.9
Restructuring-related expense/(income)	—	(1.3)	19.6	18.3

The Company has incurred a net total of $22.2 million in merger and integration related expenses, restructuring-related expense/(income) and restructuring expenses in the current year. The charges were primarily related to non-capitalizable costs associated with the acquisition of GBC, and with the spin-off from Fortune Brands.

	Year Ended December 27, 2004
		Gross		Operating
Combined Companies (Pro Forma)	Net Sales	Profit	SG&A	Income
	(In millions of dollars)

Pro forma results	$1,887.0	$579.5	$413.7	$135.1
Restructuring and restructuring-related charges included in the results:
Restructuring costs	—	—		20.3
Restructuring-related expense	—	4.8	14.2	19.0

The prior year period included restructuring charges of $20.3 million and restructuring-related charges of $19.0 million. These charges were primarily related to the closure of manufacturing operations at the Company’s Val Reas, France and Turin, Italy locations and the related transfer of the majority of that production to our Tabor, Czech Republic facility. These were offset in part by gains on the sales of the Company’s Wheeling, Illinois and St. Charles, Illinois facilities. SG&A cost reduction programs and asset impairment charges in the U.S. were also incurred in the prior year period.

Pro Forma Net Sales

Pro forma net sales increased 3% to $1.94 billion, compared to $1.89 billion in the prior year. The impacts of foreign currency benefited pro forma sales by 1%. The underlying increase was primarily attributable to double-digit growth in Computer Products. This was partially offset by lower sales in the Office Products Group which was adversely impacted by price competition, the incremental impact of customer consolidations on price and volume, and comparatively weak economic conditions in the U.K.

Pro Forma Gross Profit/Margin

Pro forma gross profit decreased $13.0 million, or 2.2%, to $566.5 million. Gross profit margin decreased to 29.2% from 30.7%. Included in gross profit were the inventory acquisition step-up in value of $5.4 million in 2005, and restructuring-related charges which negatively impacted gross margin by 0.3% and 0.4% in 2005 and in 2004, respectively. The decrease in margin for 2005 is primarily due to competitive pricing pressures (including unfavorable pricing in categories where the former ACCO World and GBC businesses overlapped), increased freight and distribution (increased fuel, inventory storage and shipping costs) and higher manufacturing input costs (primarily resin and petroleum based plastics). These factors were partly offset by the favorable impact of sales growth in the higher relative margin Computer Products segment, and by the favorable impact of foreign exchange on inventory purchase transactions at our foreign operations.

Pro Forma SG&A (Advertising, selling, general and administrative expenses)

Pro forma SG&A increased $8.2 million, to $421.9 million, and decreased as a percentage of sales to 21.8% from 21.9%. The adverse impact of restructuring/merger related charges was 1.0% and 0.7% of sales, for 2005 and 2004, respectively. The improvement in underlying SG&A percentage of sales (SG&A margin) is attributable to lower management incentive provisions, modestly offset by higher marketing and selling expenses to drive growth and added infrastructure costs to support our public company status and to align our business model globally.

Pro Forma Operating Income

Operating income on a pro forma basis decreased $5.1 million, or 3.8%, to $130.0 million, and decreased as a percentage of sales to 6.7% from 7.2%. The decrease was driven by lower average gross profit margins, partially offset by lower SG&A margins. Pro forma operating income was adversely affected by restructuring and restructuring-related charges which decreased the operating income margin by 1.2% and 2.0%, in 2005 and 2004, respectively.

Pro Forma Net Income

Pro forma net income before the change in accounting principle was $33.8 million, or $0.65 per share, compared to $54.0 million, or $1.06 per share, in the prior year. The decline was substantially the result of unfavorable pricing, increased freight and distribution costs and higher raw materials costs, as described in the Pro Forma Gross Profit/Margin discussion above. Additionally, the effective income tax rate for 2005 was significantly higher than the prior year, as discussed in Interest, Other expense/(Income) and Income Taxes in the Historical Results above.

Segment Discussion

Office Products Group

	Years Ended
	Dec. 31,	Dec. 27,	Amount of Change
Historical Results	2005	2004	$	%
	(In millions of dollars )

Net sales	$1,068.0	$928.1	$139.9	15%
Operating income	84.3	64.6	19.7	31%
Operating income margin	7.9%	7.0%	—	0.9%

Office Products net sales increased 15%, to $1,068.0 million compared to $928.1 million in the prior year. The acquisition of GBC added $159.4 million, or 17.2%. The change due to foreign currency translation added $12.9 million, or 1%. These increases were offset by competitive pricing of 1%, including categories in which ACCO and GBC competed prior to the merger, and particularly in our visual communications product line. Lower sales volumes, including small share losses in lower margin categories, and an overall decline in the U.K. due to small share losses and comparatively weak economic conditions, also contributed to the decline.

Office Products operating income increased 31%, to $84.3 million. The acquisition of GBC added $11.0 million, or 17.0%. The increase resulted from the lower restructuring and restructuring related costs which were significant in the prior year.

A detailed discussion of the Office Products results as if GBC had been included in results since the beginning of the year is presented below in the combined companies’ discussion. Management believes that a comparative review of operating income before restructuring and restructuring-related charges allows for a better understanding of the underlying business performance from year to year. The table below provides ACCO Brands’ pro forma segment results and the amounts of restructuring and restructuring-related charges to be excluded for comparative purposes for the indicated periods.

	Years Ended
	Dec. 31,	Dec. 27,	Amount of Change
Combined Companies (Pro Forma)	2005	2004	$	%
	(In millions of dollars )

Pro forma net sales	$1,304.5	$1,302.6	$1.9	—
Pro forma operating income	90.8	86.6	4.2	5%
Restructuring and restructuring related charges	6.6	38.2	(31.6)	(83)%

On a pro forma basis, the sales increase was modest, and excluding the favorable impact of currency translation sales declined slightly. The decline was the result of unfavorable pricing established prior to the merger from price competition between ACCO World and GBC. Underlying volume was flat as growth in premium categories was offset by declines in ring binders and storage boxes.

Pro forma operating income increased $4.2 million or 5%, to $90.8 million, while the operating income margin improved by 0.4%. Included in operating income were the inventory acquisition step-up of $2.7 million in 2005, and restructuring-related charges which negatively impacted operating income margins by 0.7% in 2005 and by 2.9% in 2004. The underlying decline was the result of the unfavorable pricing arrangements entered into prior to the merger, higher freight and distribution costs (increased fuel, container, storage and shipping costs due to a combination of increased third-party rates, smaller average delivery size and certain information systems change related inefficiencies) and increased raw material costs, particularly in the second half of the year. These were partially offset by lower provisions for management incentive bonuses in the 2005 year.

Computer Products Group

	Years Ended
	Dec. 31,	Dec. 27,	Amount of Change
Historical Results	2005	2004	$	%
	(In millions of dollars )

Net sales	$208.7	$169.6	$39.1	23%
Operating income	43.3	32.3	11.0	34%
Operating income margin	20.7%	19.0%	—	1.7%
Restructuring and restructuring related charges	—	1.1	(1.1)	—

Computer Products delivered robust sales growth all year, increasing 23% to $208.7 million, versus $169.6 million in the prior year. The strong sales were driven by sales of mobile computer accessories and the company’s new line of Apple® iPod® accessories, while the high margin security line of products continued to benefit from the resolution of intellectual property issues in the preceding year.

Computer Products operating income increased 34%, to $43.3 million, compared to $32.3 million in the prior year. The effect of restructuring costs in the prior year reduced operating income by 3%. Operating margins improved more than 100 basis points, benefiting from sales leverage, which more than offset the adverse impact of changing product mix on margins, higher freight costs to import product and increased spending in research and development and promotional and marketing activities to fuel future sales growth.

No pro forma information is provided for the Computer Products segment as it was not impacted by the GBC acquisition.

Commercial — Industrial and Print Finishing Group

	Years Ended
	Dec. 31,	Dec. 27,	Amount of Change
Historical Results	2005	2004	$	%
	(In millions of dollars )

Net sales	$68.5	—	$68.5	N/A
Operating income	4.4	—	4.4	N/A
Operating income margin	6.4%	—	—	N/A

The Commercial-Industrial and Print Finishing (“IPFG”) business was acquired as part of the merger with GBC and was not merged into an existing ACCO Brands segment; therefore, it is presented on a stand-alone pro-forma basis below.

	Years Ended
	Dec. 31,	Dec. 27,	Amount of Change
Combined Companies (Pro Forma)	2005	2004	$	%
	(In millions of dollars )

Pro forma net sales	$182.0	$175.1	$6.9	4%
Pro forma operating income	13.1	16.2	(3.1)	(19)%
Restructuring and restructuring related charges	—	0.1	(0.1)	—

IPFG pro forma net sales increased 4%, to $182.0 million. Adjusting for currency, pro forma net sales increased 3%, benefiting from favorable pricing and volume gains. Price increases on film sales were substantial but occurred late in the year. Therefore the price increases only had a marginal impact on total sales and did not fully recover the increased raw material resin costs in the U.S. during the second half of the year.

IPFG pro forma operating income declined $3.1 million, to $13.1 million. Excluding the impact of the inventory acquisition step-up of $1.5 million in 2005, the underlying decline was due to substantial increases in raw material costs, particularly resins, which were only partially offset by raw material-related price increases. Additionally, fourth-quarter volume decreased modestly as our customers reacted negatively to our price increase.

Other Commercial

	Years Ended
	Dec. 31,	Dec. 27,	Amount of Change
Historical Results	2005	2004	$	%
	(In millions of dollars )

Net sales	$142.3	$78.0	$64.3	82%
Operating income	17.2	10.9	6.3	58%
Operating income margin	12.1%	14.0%	—	(1.9)%

Other Commercial net sales increased 82%, to $142.3 million. The acquisition of GBC’s Document Finishing business accounted for $64.9 million of the increase. Underlying sales volumes at Day-Timers declined by only $0.6 million, as the business continues to closely match newly acquired customer end users to those lost to attrition in the direct channel, and to exit the mass market in the reseller channel.

Other Commercial operating income increased 58%, to $17.2 million. The acquisition of GBC accounted for $6.0 million of the increase. Underlying operating income within our Day-Timers business improved due to lower sales returns, and reduced inventory and management incentive costs.

	Years Ended
	Dec. 31,	Dec. 27,	Amount of Change
Combined Companies (Pro Forma)	2005	2004	$	%
		(In millions of dollars )

Pro forma net sales	$241.8	$239.7	$2.1	1%
Pro forma operating income	22.6	24.4	(1.8)	(7)%
Restructuring and restructuring related charges	—	0.7	(0.7)	—

On a pro forma basis net sales increased 1%. Excluding the impacts of currency, the increase was modest.

Pro forma operating income declined $1.8 million or 7%, to $22.6 million. Included in operating income in 2005 is the inventory acquisition step-up of $1.2 million, which adversely impacted operating income margin by 0.5%. Restructuring-related costs in the prior year reduced operating income margins by 0.2%. The decrease resulted primarily from higher raw material costs which were not recovered within the Document Finishing business.

Fiscal 2004 versus Fiscal 2003

The following discussion of fiscal 2004 results compared to fiscal 2003 relates to the legacy ACCO Brands businesses only, and does not include the pro forma results of GBC.

	Years Ended
	Dec. 27,	Dec. 27,	Amount of Change
	2004	2003	$	%
	(In millions of dollars)

Net sales	$1,175.7	$1,101.9	$73.8	7%
Operating income	96.9	47.3	49.6	105%
Net income	68.5	26.7	41.8	157%

Net Sales

Sales for fiscal year 2004 increased $73.8 million, or 7%, to $1.18 billion. The increase was principally related to favorable foreign currency translation ($54.6 million or 5%), higher sales in the Office Products

Group due to volume growth and new products including Wilson Jones sheet protectors and binding and laminating machines and Rexel business machines. In addition, increased sales volumes in the Computer Products Group included new product introductions of Kensington mobile computer accessories. These factors were partially offset by increased customer programs due to the consolidation of major customers and competitive pricing.

Restructuring and Restructuring-Related Charges

Fiscal year 2004’s results were impacted by restructuring charges totaling $19.4 million and restructuring-related charges of $18.2 million. Fiscal year 2003’s results were impacted by restructuring charges totaling $17.3 million and restructuring-related charges of $19.1 million. Management believes that comparative review of operating income before restructuring and restructuring-related charges allows for a better understanding of the underlying businesses’ performance and trends.

The following tables provide a comparison of ACCO Brands’ reported results and the amounts of restructuring and restructuring-related charges for years 2004 and 2003.

	Year Ended December 27, 2004
		Gross		Operating
	Net Sales	Profit	SG&A	Income
	(In millions of dollars)

Reported results	$1,175.7	$365.4	$247.8	$96.9
Restructuring and restructuring-related charges included in reported results:
Restructuring costs	—	—	—	19.4
Restructuring-related expense	—	4.9	13.3	18.2

	Year Ended December 27, 2003
		Gross		Operating
	Net Sales	Profit	SG&A	Income

Reported results	$1,101.9	$323.3	$245.0	$47.3
Restructuring and restructuring-related charges included in reported results:
Restructuring costs	—	—	—	17.3
Restructuring-related expense	—	9.8	9.3	19.1

Gross Profit/Margin

Gross profit in 2004 increased $42.1 million, or 13%, to $365.4 million and the gross profit margin increased to 31.1% from 29.3%. The increase in gross profit was driven by favorable foreign currency translation, decreased restructuring-related costs, and the continued benefits of restructuring actions implemented throughout the 2003 to 2004 period, including facility closure and supply chain realignment initiatives. Sales growth in higher relative margin product categories in the Computer Products Group, and the favorable impact of foreign exchange on purchases by foreign operations, also contributed to the improvement.

SG&A (Advertising, selling, general and administrative)

SG&A expense increased $2.8 million, or 1%, to $247.8 million in 2004, but decreased as a percentage of sales to 21.1% from 22.2%. Included in SG&A were restructuring-related charges as identified above. The underlying decrease in SG&A was driven by continued cost reductions generated by previously implemented restructuring programs in the Office Products Group. These factors were partly offset by higher incentive plan accruals.

Operating Income

Operating income increased $49.6 million, or 105%, to $96.9 million in 2004 and increased as a percentage of sales to 8.2% from 4.3%. The negative impact of restructuring and restructuring-related charges was more than offset by significant volume growth in the Computer Products and Office Products Groups, a favorable change in product mix to higher relative margin products, the benefits of previously implemented restructuring programs, including facility closure and supply chain realignment initiatives, and the favorable impact of foreign exchange on translation.

Interest, Other Expense/(Income) and Income Taxes

Interest expense increased $0.5 million to $8.5 million in 2004. Other expense (income) increased $0.6 million to ($1.2) million in fiscal 2004, primarily due to earnings from joint ventures. The effective tax rate for 2004 was 23.5% compared to 33.1% in 2003. The 2004 effective tax rate was lower due to the reversal of a deferred tax asset valuation allowance which management determined would be realized following the improved results of certain European operations after completion of their restructuring activities, and the reversal of reserves for items resolved more favorably than anticipated.

Net Income

Net income increased $41.8 million, or 157%, to $68.5 million in 2004 due to increased operating income and favorable income tax adjustments.

Segment Discussion

Office Products Group

	Years Ended
	Dec. 27,	Dec. 27,	Amount of Change
	2004	2003	$	%
	(In millions of dollars )

Net sales	$928.1	$882.4	$45.7	5%
Operating income	64.6	31.5	33.1	105%
Restructuring and restructuring related charges	36.9	30.2	6.7	22%
Operating income margin	7.0%	3.6%	—	3.4%

Sales in 2004 increased $45.7 million, or 5%, to $928.1 million. The increase was driven by favorable foreign currency translation of $49.1 million, as well as volume growth and the introduction of new products, including Wilson Jones sheet protectors and binding and laminating machines, Swingline stapling products and Rexel business machines. This was partly offset by increased customer programs due to the merger of major customers, competitive pricing and changes in sales volume levels.

Operating income increased $33.1 million, or 105%, to $64.6 million in the year 2004, reflecting higher gross profit levels and significantly reduced administrative expenses as a percentage of sales. Cost improvements were achieved through previously implemented restructuring programs, favorable currency translation, and the favorable impact of foreign exchange on certain foreign purchase transactions. Favorable product mix due to higher relative margin products also improved operating income levels. Increased customer programs and increased restructuring-related charges partially offset the year-over-year operating income growth.

Computer Products Group

	Years Ended
	Dec. 27,	Dec. 27,	Amount of Change
	2004	2003	$	%
	(In millions of dollars )

Net sales	$169.6	$138.0	$31.6	23%
Operating income	32.3	20.7	11.6	56%
Restructuring and related charges	1.1	0.1	1.0	N/A
Operating income margin	19.0%	15.0%	—	4.0%

Sales for the year 2004 increased $31.6 million, or 23%, to $169.6 million. New product introductions, demand-driven robust volume growth, foreign currency translation and the favorable outcome of certain intellectual property litigation all contributed to the increase. Computer security products and the introduction of mobile computer accessories were the principal drivers of the growth.

Operating income increased $11.6 million, or 56%, to $32.3 million, reflecting increased gross profit levels from the sales growth and increased royalty income. In addition, decreased SG&A expenses as a percent of sales were the result of increased sales volumes, thereby leveraging the previous year’s investments in marketing and product development.

Other Commercial(a)

	Years Ended
	Dec 27,	Dec. 27,	Amount of Change
	2004	2003	$	%
	(In millions of dollars )

Net sales	$78.0	$81.5	$(3.5)	(4)%
Operating income	10.9	11.3	(0.4)	(4)%
Restructuring and related charges	0.7	—	0.7	N/A
Operating income margin	14.0%	13.9%	—	0.1%

(a)	Substantially includes the Company’s previously reported Day-Timers segment.

Sales in 2004 decreased $3.5 million, or 4%, to $78.0 million. The decrease was driven by customer attrition in the Day-Timers direct channel and exiting the mass market channel, partly offset by share gains in the office superstores.

Operating income decreased $0.4 million, or 4%, to $10.9 million in 2004 due to lower sales partially offset by reduced administrative costs as the Company executes its strategy to minimize costs and investments in the more mature Day-Timer planners business.

Liquidity and Capital Resources

Our primary liquidity needs are to fund capital expenditures, service indebtedness and support working capital requirements. Our principal sources of liquidity are cash flows from operating activities and borrowings under our credit agreements and long-term notes. We maintain adequate financing arrangements at competitive rates. Our priority for cash flow over the near term, after internal growth, is to fund integration- and restructuring-related activities and the reduction of debt that was incurred in connection with the merger with GBC and the spin-off from our former parent. See “Capitalization” below for a description of our debt.

Fiscal 2005 versus Fiscal 2004

Cash Flow from Operating Activities

Cash provided by operating activities was $65.3 million and $64.9 million for the years ended December 31, 2005 and December 27, 2004, respectively. Net income in 2005 was $59.5 million, or

$9.0 million lower than 2004. Income tax and interest expense payments increased by $15.5 million and $8.8 million, respectively. Other principal items impacting the change were:

•	Cash provided by accounts receivable of $6.1 million, an increase of $57.2 million over 2004, resulting primarily from the 2005 resolution of fourth quarter 2004 customer billing delays in the U.S. following the company’s Oracle systems implementation (which delayed receipt of payments to the first quarter of 2005), and some shift in timing of collections due to the adverse impact of customer consolidations on negotiated payment terms.

•	Customer program payments in 2005 which were higher than the prior year due to enhanced programs, and the overachievement of 2004 targets (a portion of which was paid in early 2005).

•	2005 payments of $22 million related to the achievement of long-term incentives tied to the successful repositioning of the former ACCO World businesses. Also paid in 2005 were annual bonus and executive management incentive payments related to the 2004 year, which exceeded the prior year due to overachievement of targets.

•	In 2004, the Company contributed a supplemental $22.0 million to its ACCO U.K. pension fund, which did not recur in 2005.

Cash Flow from Investing Activities

Cash used by investing activities was $32.4 million in 2005 and $6.1 million in 2004. Gross capital expenditure was $34.5 million and $27.6 million in 2005 and 2004, respectively; both years include substantial investment in enhanced information technology systems of $12.7 million and $16.8 million in 2005 and 2004, respectively. In 2005, capital spending was partly offset by proceeds from the sale of certain properties for $2.5 million, of which $1.8 million relates to the sale of our Turin, Italy facility. In 2004, proceeds of $21.5 million were generated primarily from the sale of the Company’s Wheeling, Illinois and St. Charles, Illinois plants, and its University Park, Illinois distribution center (all closed under the Company’s restructuring program).

Cash Flow from Financing Activities

Cash used by financing activities was $17.5 million and $46.5 million for the years ended December 31, 2005 and December 27, 2004, respectively. The overall change includes a number of substantial exchanges in the 2005 period, including the initial proceeds of $950.0 million from long-term credit facilities and notes transactions executed in connection with the spin-off and merger, a one-time dividend payment of $625.0 million to the Company’s shareholders as of August 16, 2005, and the repayment of $293.6 million of debt assumed in the merger with GBC.

Fiscal 2004 versus Fiscal 2003

Cash Flow from Operating Activities

Cash provided by operating activities was $64.9 million and $67.7 million for the fiscal years ended 2004 and 2003, respectively. While 2004 net income increased $41.8 million year over year, 2003 net income included an $8.0 million non-cash write-off (net of tax) of identifiable intangibles. Other principal items impacting the change were:

•	Higher accounts payable generated $16.6 million more cash in 2004 than in 2003 driven by extended vendor payment terms and the later timing of inventory purchases in the fourth quarter of 2004.

•	Increased customer program accruals at 2004 year end (to be paid in 2005) on higher achievement of volume targets compared to 2003, which added to cash retained in 2004.

•	Higher accounts receivable at year end 2004 used $57.8 million more cash than in 2003, as the result of higher fourth quarter sales, customer billing delays in the U.S. following the company’s Oracle systems implementation (which delayed receipt of some payments to the first quarter of 2005), and the adverse impact of extended payment terms due to customer consolidations.

•	Additional pension contributions of $22.0 million in 2004, and $16 million in 2003, were made to the U.K. pension fund.

Cash Flow from Investing Activities

Cash used by investing activities was $6.1 million and $1.7 million for the fiscal years 2004 and 2003, respectively. Gross capital expenditure was $27.6 million and $16.3 million, for the fiscal years 2004 and 2003, respectively. The increase in capital expenditure in 2004 was largely due to costs associated with the implementation of Oracle systems modules in the U.S. Further, capital spending in recent years was suppressed as the Company placed focus on restructuring-related initiatives, including the overall reduction of its facility footprint. Capital expenditure was partly offset by proceeds, principally from the sale of facilities, of $21.5 million and $14.6 million for the fiscal years 2004 and 2003, respectively. In 2004, proceeds were generated primarily from the sale of the company’s Wheeling, Illinois and St. Charles, Illinois plants and its University Park, Illinois distribution center. In 2003, proceeds were substantially related to the sale of one manufacturing plant in Nogales, Mexico and the sale of our former European headquarters facility in the U.K.

Cash Flow from Financing Activities

Cash used by financing activities was $46.5 million and $57.3 million for the fiscal years 2004 and 2003, respectively. The change in this account is substantially due to reduced working capital requirements of the company, which resulted in an increase to the “inter-company cash receivable” balance from ACCO Brands’ former parent. In ACCO Brands’ historical financing structure, Fortune Brands secured and provided nearly all credit facilities and swept the majority of the Company’s cash accounts, and therefore its cash generation, on a daily basis.

Capitalization

Our capital structure has changed significantly since December 27, 2004. Approximately 52.2 million shares of the Company’s common stock, par value of $0.01 per share, were issued in connection with the Distribution and the Merger (see further discussion in Notes 3, 5 and 11 to the Consolidated Financial Statements). We had approximately 52.8 million common shares outstanding as of December 31, 2005.

Our total debt at December 31, 2005 was $941.9 million. The ratio of our debt to stockholders’ equity at December 31, 2005 was 2.3 to 1.

In conjunction with the spin-off of ACCO World to the shareholders of Fortune Brands and the merger, ACCO Brands issued $350 million in senior subordinated notes with a fixed interest rate of 7.625% due 2015. Additionally, ACCO Brands and a subsidiary of ACCO Brands located in the United Kingdom and a subsidiary of ACCO Brands located in the Netherlands have entered into the following new senior secured credit facilities with a syndicate of lenders.

•	A $400.0 million U.S. term loan facility, with quarterly amortization, maturing on August 17, 2012, with interest based on either LIBOR or a base rate;

•	A $130.0 million U.S. dollar revolving credit facility (including a $40.0 million letter of credit sub limit) maturing on August 17, 2010, with interest based on either LIBOR or a base rate;

•	A £63.6 million sterling term loan facility, with quarterly amortization, maturing on August 17, 2010, with interest based on GBP LIBOR;

•	A €68.2 million euro term loan facility, with quarterly amortization, maturing on August 17, 2010, with interest based on EURIBOR; and

•	A $20.0 million U.S. dollar equivalent euro revolving credit facility maturing on August 17, 2010 with interest based on EURIBOR.

ACCO Brands is the borrower under the U.S. term loan facility and the U.S. dollar revolving credit facility, the United Kingdom subsidiary is the borrower under the sterling term loan facility and the U.S. dollar equivalent euro revolving credit facility and the Netherlands subsidiary is the borrower under the euro term loan facility. Borrowings under the facilities are subject to a “pricing grid” which provides for lower interest rates in the event that certain financial ratios improve in future periods.

The net proceeds of the senior subordinated notes issue, together with borrowings under the new senior secured credit facilities and cash on hand were used to finance the repayment of special dividend notes issued by ACCO World to its stockholders, repay existing indebtedness of GBC and ACCO World and fund fees and expenses related to the note offering.

The senior secured credit facilities are guaranteed by all of the domestic subsidiaries of ACCO Brands (the “U.S. guarantors”) and secured by substantially all of the assets of the borrowers and each U.S. guarantor.

The Company must meet certain restrictive financial covenants as defined under the senior secured credit facilities. The covenants become more restrictive over time and require the Company to maintain certain ratios related to total leverage and interest coverage. The financial covenant ratio levels under the senior secured credit facilities are as follows:

	Maximum — Leverage Ratio(1)	Minimum — Interest Coverage Ratio(2)

4th Quarter 2005 to 3rd Quarter 2006	5.00 to 1	2.75 to 1
4th Quarter 2006 to 3rd Quarter 2007	4.75 to 1	2.75 to 1
4th Quarter 2007 to 3rd Quarter 2008	4.25 to 1	3.00 to 1
4th Quarter 2008 to 3rd Quarter 2009	3.75 to 1	3.00 to 1
4th Quarter 2009 to 3rd Quarter 2010	3.50 to 1	3.00 to 1
4th Quarter 2010 to 2nd Quarter 2012	3.25 to 1	3.00 to 1

(1)	The leverage ratio is computed by dividing the Company’s financial covenant debt by the cumulative four quarter trailing EBITDA, which excludes restructuring and restructuring-related charges as well as other adjustments defined under the senior secured credit facilities.

(2)	The interest coverage ratio for any period is EBITDA for the Company for such period divided by cash interest expense for the Company for such period.

There are also other restrictive covenants, including restrictions on dividend payments, share repurchases, acquisitions, additional indebtedness and capital expenditures.

The senior secured credit facilities contain customary events of default, including payment defaults, breach of representations and warranties, covenant defaults, cross-defaults and cross-accelerations, certain bankruptcy or insolvency events, judgment defaults, certain ERISA-related events, changes in control or ownership, and invalidity of any collateral or guarantee or other document.

Each of ACCO Brands’ domestic subsidiaries that guarantees obligations under the senior secured credit facilities, also unconditionally guarantees the senior subordinated notes on an unsecured senior subordinated basis.

The indenture governing the senior subordinated notes contains covenants limiting, among other things, ACCO Brands’ ability, and the ability of the ACCO Brands’ restricted subsidiaries to, incur additional debt, pay dividends on capital stock or repurchase capital stock, make certain investments, enter into certain types of transactions with affiliates, limit dividends or other payments by our restricted subsidiaries to ACCO

Brands, use assets as security in other transactions and sell certain assets or merge with or into other companies.

As of December 31, 2005 the amount available for borrowings under the revolving credit facilities was $144.1 million (allowing for $5.9 million of letters of credit outstanding on that date).

As of and for the period ended December 31, 2005, the Company was in compliance with all applicable covenants. On February 13, 2006 the Company entered into an amendment to its senior secured credit facilities waiving any default that may have arisen under those facilities as a result of the restatement of the Company’s financial statements as described in Note 1 of the Consolidated Financial Statements contained in this report.

Adequacy of Liquidity Sources

The Company believes that its internally generated funds, together with revolver availability under its senior secured credit facilities and its access to global credit markets, provide adequate liquidity to meet both its long-term and short-term capital needs with respect to operating activities, capital expenditures and debt service requirements.

Off-Balance Sheet Arrangements and Contractual Financial Obligations

The Company does not have any material off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

The Company’s contractual obligations and related payments by period at December 31, 2005 were as follows:

					After 5
	Total	Year 1	Years 2-3	Years 4-5	Years
	(In millions of dollars)

Contractual obligations
Long-term debt and capital lease obligations	$941.9	$30.1	$73.6	$109.2	$729.0
Interest on long-term debt(1)	463.0	60.6	117.0	106.6	178.8
Operating lease obligations	131.8	27.5	39.8	27.9	36.6
Purchase obligations(2)	94.5	92.4	1.8	0.3	—
Other long-term liabilities(3)	5.1	5.1	—	—	—

Total	$1,636.3	$215.7	$232.2	$244.0	$944.4

(1)	Interest expense calculated at December 31, 2005 rates for variable rate debt.

(2)	Purchase obligations primarily consist of contracts and noncancellable purchase orders for raw materials and finished goods.

(3)	Obligations related to the other long-term liabilities consist of payments for certain non-U.S. pension plans.

Critical Accounting Policies

ACCO Brands’ financial statements are prepared in conformity with U.S. generally accepted accounting principles. Preparation of the financial statements of ACCO Brands requires it to make judgments, estimates and assumptions that affect the amounts of actual assets, liabilities, revenues and expenses presented for each reporting period. Actual results could differ significantly from those estimates. ACCO Brands regularly reviews its assumptions and estimates, which are based on historical experience and, where appropriate, current business trends. ACCO Brands believes that the following discussion addresses the company’s critical accounting policies which require more significant, subjective and complex judgments to be made by the company’s management.

Revenue Recognition

In accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition,” ACCO Brands recognizes revenue from product sales when earned, net of applicable provisions for discounts, return and allowances. Criteria for recognition of revenue are whether title and risk of loss have passed to the customer, persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed or determinable and collectibility is reasonably assured. ACCO Brands also provides for its estimate of potential bad debt at the time of revenue recognition.

Allowances for Doubtful Accounts and Sales Returns

Trade receivables are recorded at the stated amount, less allowances for discounts, doubtful accounts and returns. The allowance for doubtful accounts represents estimated uncollectible receivables associated with potential customer defaults on contractual obligations, usually due to customers’ potential insolvency. The allowance includes amounts for certain customers where a risk of default has been specifically identified. In addition, the allowance includes a provision for customer defaults on a general formula basis when it is determined the risk of some default is probable and estimable, but cannot yet be associated with specific customers. The assessment of the likelihood of customer defaults is based on various factors, including the length of time the receivables are past due, historical experience and existing economic conditions.

The allowance for sales returns represents estimated uncollectible receivables associated with the potential return of products previously sold to customers, and is recorded at the time that the sales are recognized. The allowance includes a general provision for product returns based on historical trends. In addition, the allowance includes a reserve for currently authorized customer returns which are considered to be abnormal in comparison to the historical basis.

Inventories

Inventories are priced at the lower of cost (principally first-in, first-out with minor amounts at average) or market. A reserve is established to adjust the cost of inventory to its net realizable value. Inventory reserves are recorded for obsolete or slow moving inventory based on assumptions about future demand and marketability of products, the impact of new product introductions and specific identification of items, such as product discontinuance or engineering/material changes. These estimates could vary significantly, either favorably or unfavorably, from actual requirements if future economic conditions, customer inventory levels or competitive conditions differ from expectations.

Property, Plant and Equipment

Property, plant and equipment are carried at cost. Depreciation is provided, principally on a straight-line basis, over the estimated useful lives of the assets. Gains or losses resulting from dispositions are included in income. Betterments and renewals, which improve and extend the life of an asset, are capitalized; maintenance and repair costs are expensed. Purchased computer software, as well as internally developed software, is capitalized and amortized over the software’s useful life. Estimated useful lives of the related assets are as follows:

Buildings	40 to 50 years
Leasehold improvements	Lesser of lease term or 10 years
Machinery, equipment and furniture	3 to 10 years

Long-Lived Assets

In accordance with Statement of Financial Accounting Standards No. 144 (FAS 144), “Accounting for the Impairment or Disposal of Long-lived Assets,” a long-lived asset (including amortizable identifiable intangibles) or asset group is tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. During 2004, and in previous years, provisions were established for certain assets impacted by restructuring activities. When such events occur, ACCO Brands compares the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group to the carrying amount of a long-lived asset or asset group. The cash flows are based on ACCO Brands’ best estimate at the time of future cash flow, derived from the most recent business projections. If this comparison indicates that there is an impairment, the amount of the impairment is calculated using a quoted market price, or if unavailable, using discounted expected future cash flows. The discount rate applied to these cash flows is based on ACCO Brands’ weighted average cost of capital, which represents the blended after-tax costs of debt and equity.

Intangibles

In accordance with Statement of Financial Accounting Standards No. 142 (FAS 142), “Goodwill and Other Intangible Assets,” goodwill and indefinite-lived intangibles are tested for impairment on an annual basis and written down when impaired. An interim impairment test is required if an event occurs or conditions change that would more likely than not reduce the fair value of the reporting unit below the carrying value.

In addition, FAS 142 requires that purchased intangible assets other than goodwill be amortized over their useful lives unless these lives are determined to be indefinite. Certain of ACCO Brands’ trade names have been assigned an indefinite life as the company currently anticipates that these trade names will contribute cash flows to the company indefinitely.

ACCO Brands reviews indefinite-lived intangibles for impairment annually, and whenever market or business events indicate there may be a potential adverse impact on that intangible. The company considers the implications of both external factors (e.g., market growth, pricing, competition, and technology) and internal factors (e.g., product costs, margins, support expenses, and capital investment) and their potential impact on cash flows for each business in both the near and long term, as well as their impact on any identifiable intangible asset associated with the business. Based on recent business results, consideration of significant external and internal factors, and the resulting business projections, indefinite-lived intangible assets are reviewed to determine whether they are likely to remain indefinite-lived, or whether a finite life is more appropriate. In addition, based on events in the period and future expectations, management considers whether the potential for impairment exists as required by FAS 142.

In conjunction with ACCO Brands’ ongoing review of the carrying value of identifiable intangibles, in the years 2004 and 2005, there were no write-downs of intangible assets. In 2003, ACCO Brands recorded a non-cash write-down of identifiable intangibles of $12.0 million ($8.0 million after tax) to recognize the diminished values of identifiable intangibles resulting from the repositioning of its Boone and Hetzel businesses.

Goodwill

The company will test the goodwill for impairment at least annually and it is required to be tested on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment has been incurred. If the carrying amount of the goodwill exceeds its fair value, an impairment loss would be recognized. In applying a fair-value-based test, estimates would be made of the expected future cash flows to be derived from the applicable reporting unit. Similar to the review for impairment of other long-lived assets, the resulting fair value determination is significantly impacted by estimates of future prices for the Company’s products, capital needs, economic trends and other factors. At December 31, 2005, the Company believes that no event or circumstance has occurred or exists since the August 17, 2005 acquisition of GBC to indicate that the carrying value of goodwill, preliminarily estimated to be $433.8 million, exceeds fair-value.

Employee Benefit Plans

ACCO Brands provides a range of benefits to its employees and retired employees, including pensions, post-retirement, post-employment and health care benefits. ACCO Brands records annual amounts relating to these plans based on calculations specified by generally accepted accounting principles, which include various actuarial assumptions, including discount rates, assumed rates of return, compensation increases, turnover rates and health care cost trend rates. Actuarial assumptions are reviewed on an annual basis and modifications to these assumptions are made based on current rates and trends when it is deemed appropriate. As required by United States generally accepted accounting principles, the effect of the company’s modifications are generally recorded and amortized over future periods. ACCO Brands believes that the assumptions utilized in recording its obligations under the company’s plans are reasonable based on its experience. The actuarial assumptions used to record ACCO Brands plan obligations could differ materially from actual results due to changing economic and market conditions, higher or lower withdrawal rates or other factors which may impact the amount of retirement related benefit expense recorded by the company in future periods.

The discount rate assumptions used to determine the postretirement obligations of the U.S. pension plan at December 31, 2005 were based on the Hewitt Yield Curve (“HYC”), which was designed by Hewitt Associates to provide a means for plan sponsors to value the liabilities of their postretirement benefit plans. The HYC is a hypothetical double-A yield curve represented by a series of annualized individual discount rates. Each bond issue underlying the HYC is required to have a rating of Aa or better by Moody’s Investor Service, Inc. or a rating of AA or better by Standard & Poor’s. Prior to using the HYC rates, the discount rate assumptions for the postretirement expenses in 2005, 2004 and 2003 and the obligations at December 31, 2004 were based on investment yields available on AA rated long-term corporate bonds.

The discount rate assumptions used to determine the postretirement obligations of the international pension plans at December 31, 2005 reflect the rates at which the Company believes the benefit obligations could be effectively settled.

The expected long-term rate of return on plan assets reflects management’s expectations of long-term average rates of return on funds invested based on our investment profile to provide for benefits included in the projected benefit obligations. The expected return is based on the outlook for inflation, fixed income returns and equity returns, while also considering historical returns over the last 10 years, and asset allocation and investment strategy.

Pension expenses were $8.2 million, $7.9 million and $4.9 million respectively, in the years ended December 31, 2005 and December 27, 2004 and 2003. Post-retirement expenses (income) were ($0.2) million, ($0.7) million and $0.1 million, respectively, in the years ended December 31, 2005 and December 27, 2004 and 2003. In 2006, ACCO Brands expects pension expense of approximately $8.7 million and post-retirement expense of approximately $0.6 million. A 25-basis point change (0.25%) in ACCO Brands’ discount rate assumption would lead to an increase or decrease in ACCO Brands’ pension expense of approximately $1.7 million for 2006. A 25-basis point change (0.25%) in our long-term rate of return assumption would lead to an increase or decrease in pension expense of approximately $0.9 million for 2006.

Customer Program Costs

Customer programs and incentives are a common practice in the office products industry. ACCO Brands incurs customer program costs to obtain favorable product placement, to promote sell-through of products and to maintain competitive pricing. Customer program costs and incentives, including rebates, promotional funds and volume allowances, are accounted for as a reduction to gross sales. These costs are recorded at the time of sale based on management’s best estimates. Estimates are based on individual customer contracts and projected sales to the customer in comparison to any thresholds indicated by contract. In the absence of a signed contract, estimates are based on historical or projected experience for each program type or customer. Management periodically reviews accruals for these rebates and allowances, and adjusts accruals when circumstances indicate (typically as a result of a change in sales volume expectations).

Income Taxes

In accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” deferred tax liabilities or assets are established for temporary differences between financial and tax reporting bases and are subsequently adjusted to reflect changes in tax rates expected to be in effect when the temporary differences reverse. A valuation allowance is recorded to reduce deferred tax assets to an amount that is more likely than not to be realized.

The amount of income taxes that we pay is subject to ongoing audits by federal, state and foreign tax authorities. Our estimate of the potential outcome of any uncertain tax position is subject to management’s assessment of relevant risks, facts and circumstances existing at that time. We believe that we have adequately provided for reasonably foreseeable outcomes related to these matters. However, our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are revised or resolved.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 123 (Revised) (FAS 123(R)) “Share-Based Payment,” which requires the Company to recognize compensation expense for stock options and restricted stock unit plans granted to employees based on the estimated fair value of the equity instrument at the time of grant. Currently, the Company discloses the pro forma net income and earnings per share as if the Company applied the fair value recognition provisions of FAS 123,“Accounting for Stock-Based Compensation” as amended by FAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123.” The requirements of FAS 123(R) are effective for the Company beginning in the first quarter of fiscal 2006. The company intends to adopt FAS 123(R) and the related FASB staff provisions using the “modified prospective” transition method as defined in FAS 123(R). Under the modified prospective method, companies are required to record compensation cost for new and modified awards over the related vesting period of such awards prospectively and record compensation cost prospectively for the unvested awards, at the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. The Company has adopted the provisions of the new standard using the Black-Scholes option pricing model effective January 1, 2006. As a result of adoption, the Company expects to recognize approximately $11 million, pre-tax, in additional expense in 2006. This is in addition to charges of approximately $5 million relating to expensing of restricted stock and performance stock already required under APB Opinion No. 25, “Accounting for Stock Issued to Employees.”

In May 2005, the FASB issued FAS No. 154, “Accounting Changes and Error Corrections — a Replacement of APB Opinion No. 20 and FASB Statement No. 3” (FAS 154). FAS 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. FAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented using the new accounting principle. FAS 154 is effective for accounting changes and corrections of errors in fiscal years beginning after December 15, 2005. The Company will apply the requirements of FAS 154 on any changes in principle made on or after January 1, 2006.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143” (FIN 47). FIN 47 clarifies the term “conditional asset retirement obligation” used in FAS 143, “Accounting for Asset Retirement Obligations,” and refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the Company. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Accordingly, FIN 47 requires the Company to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation is to be recognized when incurred. FIN 47 will be effective for the Company no later than the end of its 2006 fiscal year. The implementation of this interpretation is not expected to have a material effect on the Company’s Consolidated Financial Statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The Company is exposed to various market risks, including changes in foreign currency exchange rates and interest rate changes. The Company enters into financial instruments to manage and reduce the impact of these risks, not for trading or speculative purposes. The counterparties to these financial instruments are major financial institutions.

Foreign Exchange Risk Management

The Company enters into forward exchange contracts principally to hedge currency fluctuations in transactions (primarily anticipated inventory purchases) denominated in foreign currencies, thereby limiting the risk that would otherwise result from changes in exchange rates. The majority of the Company’s exposure to currency movements is in Europe (Pound Sterling, Euro and Czech Koruna), Australia, Canada and Mexico. All of the existing foreign exchange contracts have maturity dates in 2006. Increases and decreases in the fair market values of the forward agreements are expected to be offset by gains/losses in recognized net underlying foreign currency transactions. Selected information related to ACCO Brands foreign exchange contracts as of December 31, 2005 is as follows (all items except exchange rates in millions):

Forward contracts as of December 31, 2005

	Average		Fair
	Exchange	Notional	Market	Gain
	Rate	Amount	Value	(Loss)

Sell GBP/Buy Euro	$1.46	$46.9	$46.6	$(0.3)
Sell AUD/Buy Euro	0.62	31.0	31.0	—
Sell Euro/Buy USD	1.20	30.8	31.1	0.3
Sell GBP/Buy USD	1.79	23.3	24.3	1.0
Sell CAD/Buy USD	0.86	18.6	18.5	(0.1)
Sell CZK/Buy USD	0.04	11.9	11.4	(0.5)
Sell Euro/Buy CHF	1.55	11.0	11.0	—
Sell AUD/Buy USD	0.74	8.9	8.9	—
Sell Euro/Buy AUD	1.61	8.2	8.2	—
Other		12.9	13.0	0.1

Total		$203.5	$204.0	$0.5

(1)	GBP = Pound Sterling, AUD = Australian Dollar, USD = U.S. Dollar, CAD = Canadian Dollar, CHF = Swiss Franc, CZK = Czech Koruna

Foreign currency contracts are sensitive to changes in foreign currency exchange rates. At December 31, 2005, a 10% unfavorable exchange rate movement in our portfolio of foreign currency forward contracts would have increased our unrealized losses by $19.2 million. Consistent with the use of these contracts to neutralize the effect of exchange rate fluctuations, such unrealized losses or gains would be offset by corresponding gains or losses, respectively, in the remeasurement of the underlying transactions being hedged. When taken together, these forward contracts and the offsetting underlying commitments do not create material market risk.

The Company has hedged the net assets of certain of its foreign operations through cross currency swaps. The swaps serve as net investment hedges for accounting purposes. Any increase or decrease in the fair value of the swaps is recorded as a component of accumulated other comprehensive income. The net after-tax income related to net investment hedge instruments recorded in accumulated other comprehensive income totaled $3.2 million as of December 31, 2005.

Interest Rate Risk Management

As a result of our funding program for global activities, the Company has various debt obligations upon which interest is paid on the basis of fixed and floating rates. The Company also uses interest rate swaps to manage its exposure to interest rate movements and to reduce borrowing costs. The table below provides information about our financial instruments that are sensitive to changes in interest rates, including debt obligations and interest rate swaps. For debt obligations, the table presents significant principal cash flows and related weighted average interest rates by expected maturity dates. For interest rate swaps, the table presents notional amounts and weighted average interest rates by contractual maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contracts. Weighted average variable rates are based on implied forward rates in the yield curve at the reporting date and the current interest rate spreads under the Company’s credit facilities. Significant interest rate sensitive instruments as of December 31, 2005, are presented below:

Debt Obligations

	Stated Maturity Date
								Fair
	2006	2007	2008	2009	2010	Thereafter	Total	Value
	(In millions of dollars)

Long term debt:
Fixed rate (U.S. dollars)	$—	$—	$—	$—	$—	$350.0	$350.0	$335.1
Average fixed interest rate	7.63%	7.63%	7.63%	7.63%	7.63%	7.63%	7.63%
Variable rate (U.S. dollars)	$4.0	$4.0	$4.0	$4.0	$4.0	$379.0	$399.0	$399.0
Variable rate (British pounds)	$10.9	$13.7	$23.9	$31.4	$26.6	$0.0	$106.5	$106.5
Variable rate (Euro)	$8.2	$10.2	$17.8	$23.4	$19.8	$0.0	$79.4	$79.4
Average variable interest rate(1)	5.86%	5.87%	5.88%	5.91%	5.95%	5.97%	5.90%
Short term debt (2):
Variable rate (U.S. dollars)	$7.0	$—	$—	$—	$—	$—	$7.0	$7.0
Average variable interest rate(1)	3.52%	—%	—%	—%	—%	—%	3.52%

(1)	Rates presented are as of December 31, 2005. Refer to Note 7 Long-term Debt and Short-Term Borrowings of Notes to Consolidated Financial Statements below for further discussion of interest rates on the Company’s debt.

(2)	Short-term debt includes $3.8 million of demand notes with an average interest rate of 5.3%. The Company intends to continue to borrow under these notes.

Interest Rate Derivatives

	Maturity Date
								Fair
	2006	2007	2008	2009	2010	Thereafter	Total	Value
	(In millions of dollars)

Interest rate swap	$—	$—	$—	$—	$185.0	$—	$185.0	$185.0
Average pay rate	2.9%	3.2%	3.3%	3.4%	3.5%
Average receive rate	4.8%	4.8%	4.7%	4.8%	4.8%

Refer to Note 2 Significant Accounting Policies and Note 8 Financial Instruments of the Notes to Consolidated Financial Statements for additional disclosures about the Company’s foreign exchange and financial instruments.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To Board of Directors and Stockholders of ACCO Brands Corporation:

In our opinion, the consolidated financial statements listed on the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of ACCO Brands Corporation and its subsidiaries (the “Company”) at December 31, 2005 and December 27, 2004, and the results of their operations and their cash flows for the three years ended December 31, 2005 and December 27, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 15 to the financial statements, the Company changed its reporting to remove the one month lag in reporting for certain foreign subsidiaries.

/s/  PricewaterhouseCoopers LLP

Chicago, Illinois
March 20, 2006

ACCO Brands Corporation and Subsidiaries

Consolidated Balance Sheets

	December 31,	December 27,
	2005	2004
	(In millions of dollars, except share data)

Assets
Current assets:
Cash and equivalents	$91.1	$79.8
Accounts receivable less allowances for discounts, doubtful accounts and returns; $30.0 and $18.5 for 2005 and 2004, respectively	438.9	320.1
Inventories:
Raw materials	39.7	24.7
Work in process	10.3	5.8
Finished products	218.2	142.0

Inventories, net	268.2	172.5
Deferred income taxes	37.5	11.0
Other current assets	25.3	19.9

Total current assets	861.0	603.3
Property, plant and equipment, net	239.8	157.7
Deferred income taxes	17.4	—
Goodwill	433.8	—
Identifiable intangibles, net of accumulated amortization of $67.1 and $63.3 for 2005 and 2004, respectively	240.6	117.6
Prepaid pension	81.9	87.1
Other assets	55.0	3.9

Total assets	$1,929.5	$969.6

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable to banks	$7.0	$0.1
Current portion of long term debt	23.1	—
Accounts payable	150.1	120.6
Accrued income taxes	3.9	19.6
Accrued compensation	27.7	54.1
Accrued customer program liabilities	122.9	81.6
Other current liabilities	118.3	54.1

Total current liabilities	453.0	330.1
Long term debt	911.8	—
Deferred income taxes	94.1	30.5
Postretirement and other liabilities	62.3	42.9

Total liabilities	1,521.2	403.5

Commitments and Contingencies — Note 12.
Common stock — 200,000,000 shares of $.01 par value; 52,828,725 and 53,476 shares of $1 per value, issued and outstanding at December 31, 2005 and December 27, 2004, respectively	0.5	0.1
Treasury stock — 44,464 shares as of December 31, 2005	(1.1)	—
Parent company investment	—	(278.3)
Paid-in capital	1,350.3	1,835.1
Unearned compensation	(5.2)	—
Accumulated other comprehensive income	11.0	15.9
Accumulated deficit	(947.2)	(1,006.7)

Total stockholders’ equity	408.3	566.1

Total liabilities and stockholders’ equity	$1,929.5	$969.6

See notes to consolidated financial statements.

ACCO Brands Corporation and Subsidiaries

Consolidated Statements of Income

	Years Ended
	December 31, 2005	December 27, 2004	December 27, 2003
	(in millions of dollars, except per share data)

Net sales	$1,487.5	$1,175.7	$1,101.9

Cost of products sold	1,048.0	810.3	778.6
Advertising, selling, general and administrative expenses	307.0	247.8	245.0
Amortization of intangibles	4.9	1.3	1.7
Write-down of intangibles	—	—	12.0
Restructuring charges	2.9	19.4	17.3

Operating income	124.7	96.9	47.3
Interest expense	28.8	8.5	8.0
Other (income) expense, net	—	(1.2)	(0.6)

Income before income taxes, minority interest, and cumulative effect of change in accounting principle	95.9	89.6	39.9
Income taxes	39.5	21.1	13.2
Minority interest, net of tax	0.2	—	—

Net income before change in accounting principle	56.2	68.5	26.7
Cumulative effect of change in accounting principle, net of tax	3.3	—	—

Net income	$59.5	$68.5	$26.7

Basic earnings per common share:
Income before change in accounting principle	$1.35	$1.96	$0.76
Change in accounting principle	0.08	—	—

Net income	$1.43	$1.96	$0.76

Diluted earnings per common share:
Income before change in accounting principle	$1.32	$1.92	$0.75
Change in accounting principle	0.08	—	—

Net income	$1.40	$1.92	$0.75

Weighted average number of shares outstanding
Basic	41.5	35.0	35.0
Diluted	42.4	35.5	35.5

See notes to consolidated financial statements.

ACCO Brands Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended
	December 31,	December 27,	December 27,
	2005	2004	2003
	(In millions of dollars)

Operating activities
Net income	$59.5	$68.5	$26.7
Write-down of intangibles	—	—	12.0
Restructuring non-cash charges	0.4	6.4	9.7
(Gain) loss on sale of fixed assets	(1.7)	1.5	9.2
Depreciation	32.0	28.2	33.3
Amortization of debt issuance costs	1.6	—	—
Amortization of intangibles	4.9	1.3	1.7
Deferred income tax provision (benefit)	15.3	(15.3)	(3.7)
Decrease (increase) in accounts receivable	6.1	(51.1)	6.7
Decrease (increase) in inventories	7.1	(9.6)	(10.6)
Decrease (increase) other assets	9.8	(19.4)	(16.9)
(Decrease) increase in accounts payable, accrued expense and other liabilities	(49.0)	40.2	(10.8)
(Decrease) increase in accrued taxes	(18.4)	14.8	9.7
Other operating activities, net	(2.3)	(0.6)	0.7

Net cash provided by operating activities	65.3	64.9	67.7
Investing activities
Additions to property, plant and equipment	(34.5)	(27.6)	(16.3)
Proceeds from the disposition of property, plant and equipment	2.5	21.5	14.6
Cost of acquisitions, net of cash acquired	(1.4)	—	—
Other investing activities	1.0	—	—

Net cash used by investing activities	(32.4)	(6.1)	(1.7)
Financing activities
Decrease in parent company investment	(22.9)	(43.8)	(55.3)
Net dividends paid	(625.0)	—	—
Proceeds from long-term debt	950.0	—	—
Repayments of long-term debt	(299.5)	—	(0.4)
Proceeds from short-term borrowings	7.5	—	—
Repayments of short-term borrowings	(6.3)	(2.7)	(1.6)
Cost of debt issuance	(27.5)	—	—
Other financing activities	6.2	—	—

Net cash used by financing activities	(17.5)	(46.5)	(57.3)
Effect of foreign exchange rate changes on cash	(4.1)	7.0	8.5

Net increase in cash and cash equivalents	11.3	19.3	17.2
Cash and cash equivalents
Beginning of year	79.8	60.5	43.3

End of year	$91.1	$79.8	$60.5

Significant Non-Cash Transactions:	2005	2004	2003

Common stock issued in connection with the acquisition of GBC	$392.4	—	—

Cash paid during the year for:	2005	2004	2003

Interest	$9.1	$0.3	$0.4
Income tax	$32.4	$16.9	$14.1

See notes to consolidated financial statements.

ACCO Brands Corporation and Subsidiaries

Consolidated Statement of Stockholders’ Equity and Comprehensive Income

					Accumulated
		Parent			Other
	Common	Company	Paid-in	Unearned	Comprehensive	Treasury	Accumulated
	Stock	Investment	Capital	Compensation	Loss	Stock	Deficit	Total
				(In millions of dollars)

Balance at December 27, 2002	$0.1	$(174.7)	$1,829.8	$—	$(73.5)	$—	$(1,101.9)	$479.8
Comprehensive income
Net income	—	—	—	—	—	—	26.7	26.7
Minimum pension liability adjustment	—	—	—	—	(3.0)	—	—	(3.0)
Translation impact	—	—	—	—	35.3	—	—	35.3

Total comprehensive income (loss)	—	—	—	—	32.3	—	26.7	59.0
Net transfers to Parent	—	(58.0)	—	—	—	—	—	(58.0)
Tax benefit from stock options	—	—	2.8	—	—	—	—	2.8
Balance at December 27, 2003	0.1	(232.7)	1,832.6	—	(41.2)	—	(1,075.2)	483.6
Comprehensive income
Net income	—	—	—	—	—	—	68.5	68.5
Minimum pension liability adjustment	—	—	—	—	32.8	—	—	32.8
Translation impact	—	—	—	—	24.3	—	—	24.3

Total comprehensive income (loss)	—	—	—	—	57.1	—	68.5	125.6
Net transfers to Parent	—	(45.6)	(0.4)	—	—	—	—	(46.0)
Tax benefit from stock options	—	—	2.9	—	—	—	—	2.9
Balance at December 27, 2004	0.1	(278.3)	1,835.1	—	15.9	—	(1,006.7)	566.1
Comprehensive income
Net income	—	—	—	—	—	—	59.5	59.5
Income (loss) on derivative financial instruments	—	—	—	—	3.3	—	—	3.3
Translation impact	—	—	—	—	(8.2)	—	—	(8.2)

Total comprehensive income (loss)	—	—	—	—	(4.9)	—	59.5	54.6
Net transfers to Parent	—	(22.6)	—	—	—	—	—	(22.6)
Adjustments due to Tax Allocation Agreement (2)	—	—	3.8	—	—	—	—	3.8
Dividends	—	—	(625.0)	—	—	—	—	(625.0)
Stock issuance — spin-off from Parent (1)	0.3	300.9	(301.2)	—	—	—	—	—
Stock issuance — GBC acquisition	0.1	—	392.3	—	—	—	—	392.4
Impact of assumed GBC stock compensation	—	—	31.1	(5.2)	—	—	—	25.9
Stock issuances — stock options and restricted stock units	—	—	7.3	—	—	—	—	7.3
Purchase of treasury stock	—	—	—	—	—	(1.1)	—	(1.1)
Tax benefit from stock options	—	—	6.9	—	—	—	—	6.9

Balance at December 31, 2005	$0.5	$—	$1,350.3	$(5.2)	$11.0	$(1.1)	$(947.2)	$408.3

(1)	Amount represents issue of stock related to spin-off from Fortune Brands, Inc. See notes 1 and 3 to the consolidated financial statements for additional information.

(2)	Amount represents adjustments related to the Tax Allocation Agreement entered into by Fortune Brands and ACCO Brands in connection with the spin-off and merger transactions. See note 6 to the consolidated financial statements for additional information.

Shares of Capital Stock

	Common	Treasury	Net
	Stock	Stock	Shares

Shares at December 27, 2002	53,476		53,476

Shares at December 27, 2003	53,476		53,476

Shares at December 27, 2004	53,476		53,476
Converted stock at spin-off from Parent (1)	(53,476)		(53,476)
Stock issuance — spin-off from Parent (1)	34,969,357		34,969,357
Stock issuance — GBC acquisition	17,063,835		17,063,835
Stock issuances — stock options and restricted stock units	839,997	(44,464)	795,533

Shares at December 31, 2005	52,873,189	(44,464)	52,828,725

See notes to consolidated financial statements.

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2005 and December 27, 2004 and 2003

1.	Basis of Presentation

The management of ACCO Brands Corporation is responsible for the accuracy and internal consistency of the preparation of the consolidated financial statements and footnotes contained in this annual report.

ACCO Brands Corporation (“ACCO Brands” or the “Company”), formerly doing business under the name ACCO World Corporation (“ACCO World”), supplies branded office products to the office products resale industry. On August 16, 2005, Fortune Brands, Inc. (“Fortune Brands” or the “Parent”), then the majority stockholder of ACCO World, completed its spin-off of the Company by means of the pro rata distribution (the “Distribution”) of all outstanding shares of ACCO Brands held by Fortune Brands to its stockholders. In the Distribution, each Fortune Brands stockholder received one share of ACCO Brands common stock for every 4.255 shares of Fortune Brands common stock held of record as of the close of business on August 9, 2005. Following the Distribution, ACCO Brands became an independent, separately traded, publicly held company. On August 17, 2005, pursuant to an Agreement and Plan of Merger dated as of March 15, 2005, as amended as of August 4, 2005 (the “Merger Agreement”), by and among Fortune Brands, ACCO Brands, Gemini Acquisition Sub, Inc., a wholly-owned subsidiary of the Company (“Acquisition Sub”) and General Binding Corporation (“GBC”), Acquisition Sub merged with and into GBC. Each outstanding share of GBC common stock and GBC Class B common stock was converted into the right to receive one share of ACCO Brands common stock and each outstanding share of Acquisition Sub common stock was converted into one share of GBC common stock. As a result of the merger, the separate corporate existence of Acquisition Sub ceased and GBC continues as the surviving corporation and a wholly-owned subsidiary of ACCO Brands.

The financial statements are prepared on a basis consistent with the Company’s restated financial statements filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K on February 14, 2006.

Certain reclassifications have been made in the prior year’s financial statements to conform to the current year presentation.

The consolidated financial statements include the accounts of ACCO Brands Corporation and its domestic and international subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. Our investments in companies which are between 20% to 50% owned are accounted for as equity investments. ACCO Brands has equity investments in the following joint ventures: Pelikan-Quartet Pty Ltd (“Pelikan-Quartet”) — 50% ownership; and Neschen/GBC Graphic Films (“Neschen”) — 50% ownership. The Company’s share of earnings from equity investments are included on the line entitled “Other (income)/expense, net” in the consolidated statements of income. Companies in which our investment exceeds 50% have been consolidated.

The Company has elected to report its expenses for shipping and handling as a component of cost of products sold. The Company has defined such costs as those to ship and move product from the seller’s place of business to the buyer’s place of business, as well as costs to store, move and prepare products for shipment. The consolidated statements of income for all periods presented have been adjusted to reflect this change in presentation. For the annual periods ended December 31, 2005, December 27, 2004 and 2003, shipping and handling costs included in cost of products sold were $139.3 million, $100.0 million and $92.8 million, respectively. See further discussion in Note 15.

The financial statements include the allocation of general and administrative expenses and interest expense from Fortune Brands, Inc. up to the date of the Distribution (as further described in Note 2, Significant Accounting Policies — Fortune Brands Investment).

The financial statements for annual period ended December 31, 2005 include a restatement of results affecting the previously filed three-month and year-to-date periods ended March 25, June 25, and September 30, 2005 for the cumulative effect of a change in accounting principle related to the removal of a

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

one-month lag in reporting by several of the Company’s foreign subsidiaries. The change was made to better align their reporting periods with the Company’s fiscal calendar. A reconciliation indicating the effect of this change on previously issued periodic data can be found in Note 15, Cumulative Effect of Change in Accounting Principle.

The Company has changed its financial reporting to a calendar month end, from the previous 27th day of the last month of our annual reporting period. The change, which was made during the third quarter of 2005, was made to better align the reporting calendars of ACCO Brands’ companies and the acquired GBC companies. The period change affected the Company’s ACCO North American businesses and contributed four additional days to annual period ended December 31, 2005. The financial statements for the annual period ended December 31, 2005 include the estimated benefit of additional net sales, operating income, and net income of $10.8 million, $1.5 million, and $1.0 million, respectively.

2.	Significant Accounting Policies

Nature of Business

ACCO Brands is primarily involved in the manufacturing, marketing and distribution of office products — including paper fastening, document management, computer accessories, time management, presentation and other office products — selling primarily to large resellers. The Company’s subsidiaries operate principally in the United States, the United Kingdom, Australia and Canada.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Cash and Cash Equivalents

Highly liquid investments with an original maturity of three months or less are included in cash and cash equivalents.

Allowances for Doubtful Accounts

Trade receivables are stated net of discounts, allowances for doubtful accounts and allowance for returns. The allowances represent estimated uncollectible receivables associated with potential customer non-payment on contractual obligations, usually due to customers’ potential insolvency. The allowances include amounts for certain customers where a risk of non-payment has been specifically identified. In addition, the allowances include a provision for customer non-payment on a general formula basis when it is determined the risk of some non-payment is probable and estimable, but cannot yet be associated with specific customers. The assessment of the likelihood of customer non-payment is based on various factors, including the length of time the receivables are past due, historical experience and existing economic conditions.

Inventories

Inventories are priced at the lower of cost (principally first-in, first-out with minor amounts at average) or market. A reserve is established to adjust the cost of inventory to its net realizable value. Inventory reserves are recorded for obsolete or slow-moving inventory based on assumptions about future demand and marketability of products, the impact of new product introductions and specific identification of items, such as product discontinuance or engineering/material changes. These estimates could vary significantly, either

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

favorably or unfavorably, from actual requirements if future economic conditions, customer inventory levels or competitive conditions differ from expectations.

Property, Plant and Equipment

Property, plant and equipment are carried at cost. Depreciation is provided, principally on a straight-line basis, over the estimated useful lives of the assets. Gains or losses resulting from dispositions are included in income. Betterments and renewals which improve and extend the life of an asset are capitalized; maintenance and repair costs are expensed. Purchased computer software, as well as internally-developed software, is capitalized and amortized over the software’s useful life. The following table shows estimated useful lives of property, plant and equipment:

Buildings	40 to 50 years
Leasehold improvements	Lesser of lease term or 10 years
Machinery, equipment and furniture	3 to 10 years

	December 31,	December 27,
	2005	2004
	(In millions of dollars)

Property, plant and equipment
Land and improvements	$20.8	$13.2
Buildings and improvements to leaseholds	145.1	117.8
Machinery and equipment	444.7	346.5
Construction in progress	14.5	15.0

	625.1	492.5
Less accumulated depreciation	(385.3)	(334.8)

Net property, plant and equipment	$239.8	$157.7

Long-Lived Assets

In accordance with Statement of Financial Accounting Standards No. 144 (FAS 144), “Accounting for the Impairment or Disposal of Long-Lived Assets,” a long-lived asset or asset group is tested for recoverability wherever events or changes in circumstances indicate that its carrying amounts may not be recoverable. When such events occur, the Company compares the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group to the carrying amount of a long-lived asset or asset group. If this comparison indicates that there is an impairment, the amount of the impairment is typically calculated using discounted expected future cash flows. The discount rate applied to these cash flows is based on the Company’s weighted average cost of capital, which represents the blended after-tax costs of debt and equity.

Intangibles

Intangible assets are comprised primarily of indefinite-lived intangible assets relating to Fortune Brands’ acquisitions allocated to the Company prior to the spin-off described in Note 1, Basis of Presentation, and purchased intangible assets arising from the application of purchase accounting to merger with GBC described in Note 2, Acquisition and Merger.  FAS 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. Indefinite-lived intangible assets will not be amortized, but are required to be evaluated at each reporting period to determine whether the indefinite useful life is appropriate. In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (FAS 142), indefinite-lived intangibles are tested for impairment on

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

an annual basis and written down where impaired, rather than amortized as previous standards required. Certain of the Company’s trade names have been assigned an indefinite life as it was deemed that these trade names are currently anticipated to contribute cash flows to the Company indefinitely.

The Company reviews indefinite lived intangibles for impairment annually, and whenever market or business events indicate there may be a potential impact on that intangible. The Company considers the implications of both external (e.g., market growth, pricing, competition, and technology) and internal factors (e.g., product costs, margins, support expenses, capital investment) and their potential impact on cash flows for each business in both the near and long term, as well as their impact on any identifiable intangible asset associated with the business. Based on recent business results, consideration of significant external and internal factors, and the resulting business projections, indefinite lived intangible assets are reviewed to determine whether they are likely to remain indefinite lived, or whether a finite life is more appropriate. Finite lived intangibles are amortized over 15 or 30 years.

In conjunction with the Company’s ongoing review of the carrying value of our identifiable intangibles as prescribed by FAS 142, the Company recorded a non-cash write-off of identifiable intangibles, primarily trademarks, of $12.0 million, ($8.0 million after tax) in 2003. The write-off recognized the diminished fair values of selected identifiable intangibles resulting from the repositioning of the Boone and Hetzel trade names.

	As of December 31, 2005			As of December 27, 2004			As of December 27, 2003
	Gross		Net	Gross		Net	Gross		Net
	Carrying	Accumulated	Book	Carrying	Accumulated	Book	Carrying	Accumulated	Book
	Amounts	Amortization	Value	Amounts	Amortization	Value	Amounts	Amortization	Value
	(In millions of dollars)
Indefinite-lived intangible assets:
Tradenames	$221.6	$(44.5)	$177.1	$141.3	$(44.5)	$96.8	$141.3	$(44.5)	$96.8
Amortizable intangible assets:
Tradenames	36.1	(19.4)	16.7	38.9	(18.8)	20.1	36.2	(16.5)	19.7
Customer and contractual relationships	38.8	(2.7)	36.1			—			—
Patents/proprietary technology	11.2	(0.5)	10.7	0.7		0.7	0.8		0.8

Sub-total	86.1	(22.6)	63.5	39.6	(18.8)	20.8	37.0	(16.5)	20.5

Total identifiable intangibles	$307.7	$(67.1)	$240.6	$180.9	$(63.3)	$117.6	$178.3	$(61.0)	$117.3

The Company’s intangible amortization was $4.9 million, $1.3 million and $1.7 million for the years ended December 31, 2005 and December 27, 2004 and 2003, respectively. Estimated 2006 amortization is $10.0 million, and is expected to decline approximately $1 million for each of the 5 years following as the amount of amortizable intangibles associated with customer relationships acquired in the merger with GBC is amortized on an accelerated basis.

Goodwill

Goodwill has been recorded on the Company’s balance sheet related to the merger with GBC (described in Note 1, Basis of Presentation and Note 3, Acquisition and Merger) and represents the excess of the cost of the acquisition when compared to the fair value of the net assets acquired on August 17, 2005 (the acquisition date). The company will test the goodwill for impairment at least annually and is required to be tested on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. Recoverability of goodwill is evaluated using a two-step process. The first step involves a comparison of the fair value of a reporting unit with its carrying value. If the carrying value of the reporting unit exceeds its fair value, the second step of the process involves a comparison of the implied fair value and the carrying value of the goodwill of that reporting unit. If the carrying value of the goodwill of a reporting

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

unit exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess. Similar to the review for impairment of other long-lived assets, the resulting fair value determination is significantly impacted by estimates of future prices for the Company’s products, capital needs, economic trends and other factors. At December 31, 2005, the Company believes that no event or circumstance has occurred or exists since the August 17, 2005 acquisition of GBC to indicate the carrying value of goodwill exceeded fair-value.

Employee Benefit Plans

The Company and its subsidiaries provide a range of benefits to their employees and retired employees, including pension, postretirement, post-employment and health care benefits. The Company records annual amounts relating to these plans based on calculations, which include various actuarial assumptions, including discount rates, assumed rates of return, compensation increases, turnover rates and health care cost trend rates. The Company reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when it is deemed appropriate to do so. The effect of the modifications are generally recorded or amortized over future periods.

Income Taxes

Deferred tax liabilities or assets are established for temporary differences between financial and tax reporting bases. A valuation allowance is recorded to reduce deferred tax assets to an amount that is more likely than not to be realized.

The amount of income taxes that we pay is subject to ongoing audits by federal, state and foreign tax authorities. Our estimate of the potential outcome of any uncertain tax issue is subject to management’s assessment of relevant risks, facts and circumstances existing at that time. We believe that we have adequately provided for our best estimate of the expected outcomes related to these matters. However, our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are revised or resolved.

Fortune Brands Investment

Certain services were provided to ACCO Brands by Fortune Brands, ACCO Brands’ parent company prior to the spin-off and merger described in Note 1, above. Executive compensation and consulting expenses paid by Fortune Brands on behalf of ACCO Brands have been allocated based on actual direct costs incurred. Where specific identification of expenses was not practicable, the cost of such services was allocated based on the most relevant allocation method to the service provided. Costs for the most significant of these services, legal and internal audit, were allocated to ACCO Brands based on the relative percentage of net sales and total assets, respectively, of ACCO Brands to Fortune Brands. The cost of all other services have been allocated to ACCO Brands based on the most relevant allocation method to the service provided, either net sales of ACCO Brands as a percentage of net sales of Fortune Brands total assets of ACCO Brands as a percentage of total assets of Fortune Brands, or headcount of ACCO Brands as a percentage of headcount of Fortune Brands. Total expenses other than interest allocated to ACCO Brands were $1.3 million, $13.0 million and $10.3 million in 2005, 2004 and 2003, respectively.

In addition, interest expense associated with ACCO Brands outstanding debt has been allocated to ACCO Brands based upon average net assets of ACCO Brands as a percentage of average net assets plus average consolidated debt not attributable to other operations of Fortune Brands, ACCO Brands believes this method of allocating interest expense produced reasonable results because average net assets is a significant factor in determining the amount of the former parent company borrowings. No debt was allocated by Fortune Brands to ACCO Brands’ balance sheet. Total interest expense allocated to ACCO Brands was $5.4 million, $10.4 million and $9.5 million in 2005, 2004 and 2003, respectively.

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Revenue Recognition

The Company recognizes revenues from product sales when earned, net of applicable provisions for discounts, returns and allowances, as defined by GAAP and in accordance with SEC Staff Accounting Bulletins No. 101 and No. 104. For product sales, revenue is not recognized until title and risk of loss have transferred to the customer, generally upon shipment. The Company provides for its estimates of potential doubtful accounts at the time of revenue recognition.

Customer Program Costs

Customer program costs include, but are not limited to, sales rebates which are generally tied to achievement of certain sales volume levels, in-store promotional allowances, shared media and customer catalog allowances and other cooperative advertising arrangements, and freight allowance programs. The Company generally recognizes customer program costs as a deduction to gross sales at the time that the associated revenue is recognized. Certain customer incentives that do not directly relate to future revenues are expensed when initiated. In addition, incentives to the Company’s end consumer, such as mail-in rebates and coupons, are also reported as sales deductions.

In addition, “accrued customer programs” principally include, but are not limited to, sales volume rebates, promotional allowances, shared media and customer catalog allowances and other cooperative advertising arrangements, and freight allowances as discussed above.

Advertising Costs

Advertising costs amounted to $94.9 million, $81.5 million and $74.8 million for the years ended December 31, 2005 and December 27, 2004 and 2003, respectively. These costs include, but are not limited to, cooperative advertising and promotional allowances as described in “Customer Program Costs” above, and are principally expensed as incurred.

The Company capitalizes certain direct-response advertising costs which are primarily from catalogs and reminder mailings sent to customers. Such costs are generally amortized in proportion to when related revenues are recognized, usually no longer than three months. In addition, direct response advertising includes mailings to acquire new customers, and this cost is amortized over the periods that benefits are realized. Direct response advertising amortization of $7.3 million, $6.9 million and $7.3 million was recorded in the years ended December 31, 2005 and December 27, 2004 and 2003, respectively, and is included in the above amounts. At December 31, 2005 and December 27, 2004 and 2003 there were $0.8 million, $0.5 million and $0.4 million, respectively, of unamortized direct response advertising costs included in other current assets.

Research and Development

Research and development expenses, which amounted to $16.8 million, $12.6 million and $12.9 million for the years ended December 31, 2005 and December 27, 2004 and 2003, respectively, are classified as general and administration expenses and are principally charged to expense as incurred.

Stock-Based Compensation

The Company applies Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock options. APB 25 requires the use of the intrinsic value method, which measures compensation expense as the excess, if any, of the quoted market price of the stock at date of grant over the amount an employee must pay to acquire the stock. Accordingly, no compensation expense has been recognized for the stock option plans at the date of grant, but compensation expense is recognized for restricted stock unit awards. Statement of Financial Accounting Standards No. 123

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

(FAS 123), “Accounting for Stock-Based Compensation,” requires disclosure of pro forma net income and pro forma earnings per share amounts as if compensation expense was recognized.

Pursuant to FAS 123, the Company, for purposes of its pro forma disclosure determined its compensation expense in accordance with the Black-Scholes option-pricing model fair value method.

Had compensation cost for the stock options granted in 2005, 2004 and 2003 been determined consistent with FAS 123, pro forma net income and earnings per common share of the Company would have been as follows:

	Years Ended
	December 31,	December 27,	December 27,
	2005	2004	2003
	(In millions of dollars, except share data)

Net income — as reported	$59.5	$68.5	$26.7
Add: Stock based employee compensation included in reported net income, net of tax	0.7	0.5	0.5
Deduct: Total stock based employee compensation determined under the fair-value based method for all awards, net of tax	(4.0)	(3.7)	(3.0)

Pro forma net income	$56.2	$65.3	$24.2

Net earnings per share — as reported — basic	$1.43	$1.96	$0.76
Pro forma net earnings per share — basic	$1.35	$1.86	$0.69
Net earnings per share — as reported — diluted	$1.40	$1.92	$0.75
Pro forma net earnings per share — diluted	$1.33	$1.84	$0.68

Foreign Currency Translation

Foreign currency balance sheet accounts are translated into U.S. dollars at the rates of exchange at the balance sheet date. Income and expenses are translated at the average rates of exchange in effect during the period. The related translation adjustments are made directly to a separate component of the Accumulated Other Comprehensive Income (Loss) (OCI) caption in stockholder’s equity. Some transactions are made in currencies different from an entity’s functional currency. Gain and losses on these foreign currency transactions are generally included in income as they occur.

Derivative Financial Instruments

The Company records all derivative instruments in accordance with Statement of Financial Accounting Standards No. 133 (FAS 133), “Accounting for Derivative Instruments and Hedging Activities” and its amendments and interpretations These statements require recognition of all derivatives as either assets or liabilities on the balance sheet and the measurement of those instruments at fair value. If the derivative is designated as a fair value hedge and is effective, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings in the same period. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

Certain forecasted transactions, assets and liabilities are exposed to foreign currency risk. The Company continually monitors its foreign currency exposures in order to maximize the overall effectiveness of its foreign currency hedge positions. Principal currencies hedged include the U.S. dollar and Pound sterling.

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 123 (Revised) (FAS 123(R)) “Share-Based Payment,” which requires the Company to recognize compensation expense for stock options and restricted stock unit plans granted to employees based on the estimated fair value of the equity instrument at the time of grant. Currently, the Company discloses the pro forma net income and earnings per share as if the Company applied the fair value recognition provisions of FAS 123,“Accounting for Stock-Based Compensation” as amended by FAS 148 “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123.” The requirements of FAS 123(R) are effective for the Company beginning in the first quarter of fiscal 2006. The company intends to adopt FAS 123(R) and the related FASB staff provisions using the “modified prospective” transition method as defined in FAS 123(R). Under the modified prospective method, companies are required to record compensation cost for new and modified awards over the related vesting period of such awards prospectively and record compensation cost prospectively for the unvested awards, at the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. The Company has adopted the provisions of the new standard using the Black-Scholes option pricing model effective January 1, 2006. As a result of adoption, the Company expects to recognize approximately $11 million, pre-tax, in additional expense in 2006. This is in addition to charges of approximately $5 million relating to expensing of restricted stock and performance stock already required under APB Opinion No. 25, “Accounting for Stock Issued to Employees.”

In May 2005, the FASB issued FAS No. 154, “Accounting Changes and Error Corrections — a Replacement of APB Opinion No. 20 and FASB Statement No. 3” (FAS 154). FAS 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. FAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented using the new accounting principle. FAS 154 is effective for accounting changes and corrections of errors in fiscal years beginning after December 15, 2005. The Company will apply the requirements of FAS 154 on any changes in principle made on or after January 1, 2006.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143” (FIN 47). FIN 47 clarifies the term “conditional asset retirement obligation” used in FAS 143, “Accounting for Asset Retirement Obligations,” and refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the Company. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Accordingly, FIN 47 requires the Company to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation is to be recognized when incurred. FIN 47 will be effective for the Company no later than the end of its 2006 fiscal year. The implementation of this interpretation is not expected to have a material effect on the Company’s Consolidated Financial Statements.

3.	Acquisition and Merger

On August 17, 2005, as described in Note 1, Basis of Presentation, above, ACCO Brands acquired 100% of the outstanding common stock of GBC. The results of GBC’s operations have been included in ACCO Brands’ consolidated financial statements since the merger date. The GBC companies are engaged in the design, manufacture and distribution of office equipment, related supplies and laminating equipment and films. The combination of ACCO Brands and GBC created the world’s largest supplier of branded office products (excluding furniture, computers, printers and bulk paper) to the office products resale industry. The Company expects its larger scale and combined operations to result in the realization of operating synergies.

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The aggregate purchase price was $424.3 million, comprised primarily of 17.1 million shares of ACCO Brands common stock which was issued to GBC shareholders with a fair value of $392.4 million. ACCO Brands employee stock options and restricted stock units with a Black-Scholes fair value of $31.1 million were issued to replace GBC employee stock options and restricted stock units outstanding at August 17, 2005, and are also included in the purchase price. The following table presents the preliminary allocation of the purchase price to the fair values of the assets acquired and liabilities assumed at the date of acquisition. ACCO Brands is continuing to develop its integration plans. As these plans are finalized, the allocation of the purchase price is expected to change. Goodwill is expected to increase as integration plans are expected to result in additional costs to close GBC facilities and take other integration actions.

	At August 17,
	2005
	(In millions of dollars)

Shares acquired	$392.4
Stock options outstanding	31.1
Acquisition costs	18.9
Cash acquired	(18.1)

Net purchase price		$424.3

Less: Assets acquired
Accounts receivable	$135.3
Inventory	108.6
Current and non-current deferred tax assets	38.0
Other current assets	10.1
Fixed assets	87.7
Identifiable intangible assets	129.0
Other assets	37.9

		546.6
Plus: Liabilities assumed
Accounts payable and accrued liabilities	$166.2
Debt and accrued interest	299.6
Non-current deferred tax liabilities	54.6
Other liabilities	35.7

		556.1

Goodwill		$433.8

Of the $129.0 million assigned to intangible assets, $38.2 million was assigned to customer relationships with estimated remaining amortizable lives of approximately 13.5 years, amortizing on an accelerated basis, and $10.5 million was assigned to developed technology with an estimated life of approximately 8.5 years. The remaining $80.3 million was preliminarily assigned to indefinite-lived intangibles, primarily trademarks. The remaining excess of purchase price over the fair value of net assets of $433.8 million has been preliminarily allocated to goodwill, and reflects the benefit the Company expects to realize from expanding its scale in the office products market, and from expected operating cost synergies. Goodwill has not yet been assigned to the Company’s operating segments as required by Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangibles,” pending completion of the analyses required to finalize goodwill, and to establish an allocation base. The Company expects to have the analyses completed by the end of the first quarter of 2006. The Company believes that the majority of the synergies to be realized by the acquisition

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

of GBC will occur in the Office Products Group and that the majority of goodwill will be assigned to the Office Products segment.

The following table provides unaudited pro forma results of operations for the periods noted below, as if the acquisition had occurred on the first day of the Company’s fiscal year for each of 2005 and 2004. The pro forma amounts are not necessarily indicative of the results that would have occurred if the acquisition had been completed at that time.

	Years Ended
	December 31,	December 27,
	2005	2004
	(Unaudited)
	(In millions of dollars,
	except per share data)

Revenues	$1,937.0	$1.887.0
Income before change in accounting principle	33.8	54.0
Change in accounting principle, net of tax	3.3	—

Net income	$37.1	$54.0

Basic earnings per share, before change in accounting principle	$0.65	$1.06
Diluted earnings per share, before change in accounting principle	$0.63	$1.02
Basic earnings per share, net income	$0.71	$1.06
Diluted earnings per share, net income	$0.70	$1.02
Basic weighted average shares	52.3	51.1
Diluted weighted average shares:	53.3	52.7

The pro forma amounts are based on the historical results of operations, and are adjusted for amortization of definite lived intangibles and property, plant and equipment, and other charges related to acquisition accounting which will continue beyond the first full year of acquisition. The pro forma results of operations for the period ended December 31, 2005 include $5.4 million of expense related to the step-up in inventory value that was recognized as an adjustment to the opening balance sheet of GBC; a similar charge is not included in the period ended December 27, 2004. In addition, the 2005 results of operations include expenses incurred by both ACCO and GBC related to the merger and integration of the companies, and to the spin-off of ACCO Brands from Fortune Brands, which for the period ended December 31, 2005 amounted to $16.5 million.

The Company has progressed its plans for the future integration of the combined businesses. These plans are expected to be completed no later than twelve months following the date of acquisition. Included in the preliminary determination of goodwill are accruals for certain estimated costs, including those related to the closure of GBC facilities, the termination of GBC lease agreements and to GBC employee-related severance arrangements. The amount provided for these costs as of the date of acquisition is $26.6 million. The following table provides a reconciliation of the activity by cost category, since the acquisition date.

	Balance at
	Acquisition,		Balance at
	August 17,	Cash	December 31,
	2005	Expenditures	2005
	(In millions of dollars)

Employee termination costs	$15.8	$(6.4)	$9.4
Facility closure and loss on disposal of assets	1.4	—	1.4
Termination of lease agreements	6.5	—	6.5
Other	2.9	(1.2)	1.7

	$26.6	$(7.6)	$19.0

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

4.	Pension and Other Retiree Benefits

The Company has a number of pension plans, principally in the United States and the United Kingdom. The plans provide for payment of retirement benefits, mainly commencing between the ages of 60 and 65, and also for payment of certain disability and severance benefits. After meeting certain qualifications, an employee acquires a vested right to future benefits. The benefits payable under the plans are generally determined on the basis of an employee’s length of service and earnings. Cash contributions to the plans are made as necessary to ensure legal funding requirements are satisfied.

The Company provides postretirement health care and life insurance benefits to certain employees and retirees in the United States and certain employee groups outside of the United States. These benefit plans have been frozen to new participants. Many employees and retirees outside of the United States are covered by government health care programs.

	Pension Benefits				Postretirement
	U.S.		International
	2005	2004	2005	2004	2005	2004
	(In millions of dollars)

Change in projected benefit obligation (PBO)
Projected benefit obligation at beginning of year	$132.4	$121.0	$197.7	$173.0	$11.2	$10.8
Service cost	4.8	4.4	3.6	2.8	0.2	0.2
Interest cost	7.7	7.5	11.9	9.9	0.7	0.7
Actuarial loss	1.1	6.5	14.8	1.4	0.9	—
Participants’ contributions	—	—	1.4	1.3	0.1	0.1
Foreign exchange rate changes	—	—	(23.2)	19.2	(0.7)	0.7
Benefits paid	(6.8)	(7.0)	(9.2)	(9.9)	(1.0)	(0.7)
Other items	—	—	0.3	—	—	(0.6)
Acquired balance	—	—	39.7	—	5.7	—

Projected benefit obligation at end of year	139.2	132.4	237.0	197.7	17.1	11.2

Change in plan assets
Fair value of plan assets at beginning of year	127.0	123.6	189.0	140.8	—	—
Actual return on plan assets	11.6	9.8	35.9	9.1	—	—
Employer contributions	0.1	0.1	6.4	30.8	0.9	0.6
Participants’ contributions	—	—	1.4	1.3	0.1	0.1
Foreign exchange rate changes	—	—	(22.5)	16.9	—	—
Benefits paid	(6.8)	(7.0)	(9.2)	(9.9)	(1.0)	(0.7)
Acquired balance	—	—	29.9	—	—	—
Other items	—	0.5	0.1	—	—	—

Fair value of plan assets at end of year	131.9	127.0	231.0	189.0	—	—

Funded status (Fair value of plan assets less PBO)	(7.3)	(5.4)	(6.0)	(8.7)	(17.1)	(11.2)
Unrecognized actuarial loss (gain)	34.8	33.9	44.1	60.2	(3.6)	(6.1)
Unrecognized prior service cost (benefit)	(0.6)	(0.7)	2.8	5.1	(0.2)	(0.2)

Net amount recognized	$26.9	$27.8	$40.9	$56.6	$(20.9)	$(17.5)

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Included in the amounts recognized in the balance sheet are:

	Pension Benefits				Postretirement
	U.S.		International
	2005	2004	2005	2004	2005	2004
	(In millions of dollars)

Prepaid pension benefit	$29.3	$30.0	$52.6	$57.1	$—	$—
Accrued benefit liability	(2.4)	(2.2)	(11.7)	(0.5)	(20.9)	(17.5)

Net amount recognized	$26.9	$27.8	$40.9	$56.6	$(20.9)	$(17.5)

The accumulated benefit obligation for all defined benefit pension plans was $352.3 million and $307.2 million at December 31, 2005 and December 27, 2004, respectively.

The following table sets out information for pension plans with an accumulated benefit obligation in excess of plan assets:

	U.S.		International
	2005	2004	2005	2004
	(In millions of dollars)

Projected benefit obligation	$2.4	$2.3	$33.3	$—
Accumulated benefit obligation	2.0	1.6	32.5	—
Fair value of plan assets	—	—	21.9	—

The change in international plan status is entirely due to the acquired plans of the GBC companies.

The following table sets out the components of net periodic benefit cost:

	Pension Benefits						Postretirement
	U.S.			International
	2005	2004	2003	2005	2004	2003	2005	2004	2003
	(In millions of dollars)

Service cost	$4.8	$4.4	$3.7	$3.6	$2.8	$2.6	$0.2	$0.2	$0.2
Interest cost	7.7	7.5	7.2	11.9	9.9	7.8	0.7	0.7	0.7
Expected return on plan assets	(11.9)	(11.9)	(12.3)	(14.0)	(10.0)	(7.4)	—	—	—
Amortization of prior service cost	(0.1)	(0.1)	(0.2)	1.4	1.0	1.5	—	—	—
Amortization of net loss (gain)	0.5	—	—	4.3	4.3	2.0	(1.1)	(1.0)	(0.6)
Other	—	—	—	—	—	—	—	(0.6)	(0.2)

Net periodic benefit cost (income)	$1.0	$(0.1)	$(1.6)	$7.2	$8.0	$6.5	$(0.2)	$(0.7)	$0.1

Assumptions:

Weighted average assumptions used to determine benefit obligations for years ended December 31, 2005 and December 27, 2004 and 2003 were:

	Pension Benefits						Postretirement
	U.S.			International
	2005	2004	2003	2005	2004	2003	2005	2004	2003

Discount rate	5.8%	6.0%	6.3%	4.9%	5.6%	5.5%	5.5%	5.7%	5.9%
Rate of compensation increase	4.0%	4.0%	4.0%	3.7%	4.0%	3.7%	—	—	—

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Weighted average assumptions used to determine net cost for years ended December 31, 2005 and December 27, 2004 and 2003 were:

	Pension Benefits						Postretirement
	U.S.			International
	2005	2004	2003	2005	2004	2003	2005	2004	2003

Discount rate	6.0%	6.3%	6.7%	4.9%	5.5%	5.5%	5.3%	5.9%	6.2%
Expected long-term rate of return	8.8%	8.5%	8.5%	6.7%	7.5%	7.5%	—	—	—
Rate of compensation increase	4.0%	4.0%	4.0%	3.8%	3.8%	3.7%	—	—	—

Weighted average health care cost trend rates used to determine benefit obligations and net cost at December 31, 2005 and December 27, 2004 and 2003:

	Postretirement Benefits
	2005	2004	2003

Health care cost trend rate assumed for next year	10%	10%	10%
Rate that the cost trend rate is assumed to decline (the ultimate trend rate)	5%	5%	5%
Year that the rate reaches the ultimate trend rate	2016	2015	2014

Assumed health care cost trend rates may have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage-	1-Percentage-
	Point Increase	Point Decrease
	(In millions of dollars)

Effect on total of service and interest cost	$0.1	$(0.1)
Effect on postretirement benefit obligation	1.2	(1.2)

Plan Assets

The Company’s pension plan weighted average asset allocations at December 31, 2005 and December 27, 2004 were as follows:

	Pension Plan Assets
	2005	2004

Asset category
Cash	0%	4%
Equity securities	63	70
Fixed income	32	26
Real estate	5

Total	100%	100%

The investment strategy for the Company is to optimize investment returns through a diversified portfolio of investments, taking into consideration underlying plan liabilities and asset volatility. The U.S. defined benefit asset allocation policy allows for an equity allocation of 45% to 75%, a fixed income allocation of 25% to 50% and a cash allocation of up to 25%. Each plan has a different target asset allocation which is reviewed periodically and is based on the underlying liability structure. The asset allocation for non-U.S. plans is set by the local plan trustees. Some non-U.S. plans allow for an investment in real estate.

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Cash Flows Contributions

The Company expects to contribute $10.0 million to its pension plans in 2006.

The Company sponsors a number of defined contribution plans. Contributions are determined under various formulas. Costs related to such plans amounted to $5.3 million, $4.5 million and $3.9 million in 2005, 2004 and 2003, respectively.

The following benefit payments, which reflect expected future service, are expected to be paid:

	Pension	Postretirement
	Benefits	Benefits
	(In millions of dollars)

2006	$15.7	$1.0
2007	$15.7	$1.0
2008	$16.1	$1.1
2009	$17.1	$1.2
2010	$17.2	$1.3
Years 2011 — 2015	$101.7	$5.5

5.	Stock Based Compensation

ACCO Brands Stock-Based Plans

As part of becoming a separate public company after the spin-off, the Company established two stock-based compensation plans (the “ACCO Plans”). These plans, which include the Company’s 2005 Long Term Incentive Plan (the “LTIP”), are separate from the plans previously administered by the Parent. Stock options from the Parent plan that were not vested as of the spin-off date were converted to options to acquire ACCO stock under the Company’s 2005 Assumed Option and Restricted Stock Unit Plan (the “Assumed Plan”). The number of options outstanding and the strike price of these options were converted based on the conversion ratio from the spin-off, such that the intrinsic value of the options was the same before and after the spin-off. As a result, 707,210 unvested options with a weighted average strike price of $64.42 under the Parent plans were converted to 2,819,952 unvested options with a weighted average strike price of $16.16 under the Assumed Plan. The terms and conditions related to these options, other than the numbers and strike prices as described above, did not change in any material manner from those under which they were originally awarded. These terms and conditions are generally described in Fortune Brands Stock-Based Plans below. No additional grants of options or other awards may be made under the Assumed Plan. Vested options from the Parent plans were not converted to options to acquire ACCO stock.

Included in the ACCO Plans is Sub-Plan A of the Assumed Plan (“Sub-Plan A”). As part of the acquisition and merger with GBC, options and restricted stock units held by former GBC employees were converted to similar instruments on ACCO stock on a one-for-one basis at the time of the merger. Restricted stock units that had been previously awarded to GBC employees that did not convert to the right to receive common stock of the Company upon completion of the merger in accordance with the terms of such awards were converted to similar ACCO restricted stock units on a one-for-one basis. The converted options and restricted stock units are now subject to the terms of Sub-Plan A. Options under Sub-Plan A had exercise prices equal to fair market values at dates of grant. Options generally were not exercisable prior to one year or more than ten years from the date of grant. Options issued since February, 2001 generally vested one-fourth each year over a four-year period, subject, generally, to acceleration of vesting upon a change-in-control. The options converted upon the merger that remain subject to Sub-Plan A generally accelerated and vested upon completion of the merger. Restricted stock units that converted to restricted stock units under Sub-Plan A vest three years from the date of their original grant. No additional awards may be made under Sub-Plan A. The fair value of these instruments was included as part of the purchase price of GBC, and a portion of the

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

intrinsic value of the unvested options and restricted stock units was recorded as deferred compensation. This deferred compensation expense will be recorded over the remaining vesting period of the instruments.

Changes during 2005 in shares under option related to the ACCO Plans were as follows:

	Number Outstanding	Weighted-Average

Issued as part of the spin-off	2,819,952	$16.16
Issued as part of the GBC acquisition	1,928,958	$12.20
Granted	1,841,250	$22.68
Exercised	(669,814)	$11.00
Lapsed	(129,952)	$14.32

Outstanding at December 31, 2005	5,790,394	$17.55

Options outstanding at December 31, 2005 related to the ACCO Plans were as follows:

		Weighted-
		Average	Weighted-
		Remaining	Average
	Number	Contractual	Exercise	Number
Range of Exercise Prices	Outstanding	Life	Price	Exercisable

$ 7.00 to $ 8.94	271,739	5.8	$8.38	234,239
$10.82 to $14.86	1,943,691	7.6	13.46	1,225,430
$16.61 to $20.47	1,704,888	8.7	18.06	736,307
$21.07 to $30.00	1,870,076	6.9	22.68	27,451

$ 7.00 to $30.00	5,790,394	7.6	$17.55	2,223,427

There were 30,186 and 25,600 GBC restricted stock units outstanding as of December 31, 2005, which had previously been granted in 2004 and 2005, respectively, which were converted to ACCO Brands restricted stock units. These instruments will vest in 2007 and 2008, respectively. The 2005 LTIP provides for stock based awards, restricted stock units, performance stock units, restricted stock, incentive and non-qualified stock options, and stock appreciation rights, any of which may be granted alone or with other types of awards and dividend equivalents. Restricted stock units vest over a pre-determined period of time, typically three years from grant. Performance stock units also vest over a pre-determined period of time, but are further subject to the achievement of certain business performance criteria. Based upon the level of achieved performance, the number of shares actually awarded can vary from 0% to 150% of the original grant. There were 323,500 restricted stock units and 373,000 performance stock units outstanding at December 31, 2005 that were granted under the 2005 LTIP in 2005 and will vest in 2008. Upon vesting, all of these instruments will be converted into the right to receive one share of common stock of the Company for each unit that vests. Compensation expense related to all these instruments will be recorded over the vesting period of the instruments. Compensation expense recorded for 2005 related to ACCO Brands stock based plans was $0.8 million. There was no expense in 2004 or 2003 related to the ACCO Plans.

Fortune Brands Stock-Based Plans

As a subsidiary of Fortune Brands, the Company had no employee stock award plan; however, certain employees of the Company had been granted stock options and performance awards under the incentive plans of the Parent, including the 1999 and 2003 Long-Term Incentive Plans (“Fortune Brands Plans”). The 1999 and 2003 Long-Term Incentive Plans authorized the granting to key employees of the Parent and its subsidiaries, including the Company, of incentive and nonqualified stock options, stock appreciation rights, restricted stock, performance awards and other stock-based awards, any of which may have been granted alone or in combination with other types of awards or dividend equivalents. Grants under the 2003 Long-Term

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Incentive Plan could have been made on or before December 31, 2008 for up to 12 million shares of common stock. Under each plan, no more than two million shares could have been granted to any one individual.

Stock options under the Fortune Brands Plans had exercise prices equal to fair market values at dates of grant. Options generally were not exercisable prior to one year or more than ten years from the date of grant. Options issued since November 1998 generally vested one-third each year over a three-year period after the date of grant. Performance awards were amortized into expense over the three-year vesting period, and were generally paid in stock but could be paid in cash if individual stock ownership guidelines were met.

Changes during the periods ended December 31, 2005 in shares under options related to the Fortune Brands Plans were as follows:

		Weighted-
		Average
		Exercise
	Options	Price

Outstanding at December 31, 2002	1,476,281	$35.07
Granted	393,100	$57.30
Exercised	(374,055)	$31.03
Lapsed	(45,458)	$40.50

Outstanding at December 31, 2003	1,449,868	$41.97
Granted	392,100	$72.87
Exercised	(259,718)	$32.78
Lapsed	(22,509)	$50.19

Outstanding at December 31, 2004	1,559,741	$51.15
Granted	15,800	$49.49
Exercised	(251,330)	$39.04
Converted to ACCO Brands options(1)	(707,210)	$64.42
Lapsed	(31,188)	$66.99
Spin-off adjustment(2)	29,870	—

Outstanding at December 31, 2005	615,683	$34.09

(1)	Represents unvested Fortune Brands options converted into ACCO Brands options in connection with the spin-off of ACCO Brands from Fortune Brands. The exercise prices of the ACCO Brands options converted from Fortune Brands options were calculated based on the ratio of the Fortune Brands closing stock price on August 16, 2005 and ACCO Brands opening stock price on August 17, 2005. The number of options was calculated to preserve, as closely as possible, the economic value of the options that existed at the time of the spin-off.

(2)	Exercise price of vested Fortune Brands options was converted based on the ratio of the closing price of the Fortune Brands closing stock price on August 16, 2005 and Fortune Brands opening stock price on August 17, 2005. The number of options was converted to preserve, as closely as possible, the economic value of the options that existed at the time of the spin-off.

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Options exercisable at the end of each of the three years ended December 31, 2005, and December 27, 2004 and 2003 related to the Fortune Brands Plans were as follows:

	Options	Weighted-Average
	Exercisable	Exercise Price

2005	615,683	$34.09
2004	802,939	$38.92
2003	717,659	$32.74

At December 31, 2005, performance awards under the Fortune Brands Plan were outstanding; pursuant to which up to 8,312, 5,145 and 1,516 shares may be issued in 2006, 2007 and 2008, respectively, depending on the extent to which certain specified performance objectives are met. Pursuant to the performance awards. 8,256 and 5,463 shares were issued during 2004 and 2003 respectively. The costs of those performance awards were expensed over the performance period.

Compensation expense for the Fortune Brands Plan recorded for 2005, 2004 and 2003 was $0.2 million, $0.8 million and $0.8 million, respectively.

The weighted-average fair values of options granted during 2005 (under the ACCO Plan) and 2004 and 2003 (under the Fortune Brands Plan) were $7.84, $16.28 and $13.40, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2005, 2004 and 2003:

	2005	2004	2003

Expected dividend yield	0.0%	1.8%	2.1%
Expected volatility	35.0%	26.7%	29.4%
Risk-free interest rate	3.4%	3.2%	2.8%
Expected term	4.5 years	4.5 years	4.5 years

6.	Income Taxes

The components of income before income taxes are as follows:

	2005	2004	2003
	(In millions of dollars)

Domestic operations	$37.0	$30.0	$(10.1)
Foreign operations	58.9	59.6	50.0

Total income before taxes	$95.9	$89.6	$39.9

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

A reconciliation of income taxes at the 35% federal statutory income tax rate to income taxes as reported is as follows:

	2005	2004	2003
	(In millions of dollars)

Income tax expense computed at U.S. statutory income tax rate	$33.6	$31.2	$13.9
State, local and other income taxes, net of federal tax benefit	1.8	1.3	0.3
U.S. effect of foreign dividends and earnings	4.5	—	—
Foreign income taxed at different effective tax rates	(4.5)	(3.4)	(3.2)
Release of valuation allowance	—	(3.7)	—
Reversal of reserves for items resolved more favorably than anticipated	—	(3.7)	—
Effect of foreign earnings repatriation under the American Jobs Creation Act of 2004	—	1.2	—
Miscellaneous	4.1	(1.8)	2.2

Income taxes as reported	$39.5	$21.1	$13.2

Included in the 2005 U.S. effect of foreign dividends and earnings amount above are: $3.4 million for U.S. tax on foreign dividends paid prior to the spin-off, $3.2 million for U.S. tax on certain foreign earnings resulting from a reorganization of various foreign operations, and a tax benefit of $2.2 million for foreign earnings no longer considered permanently reinvested.

The components of the income tax expense are as follows:

	2005	2004	2003
	(In millions of dollars)

Current
Federal	$19.4	$19.4	$2.5
Foreign	3.5	15.3	13.9
Other	1.3	1.7	0.5

Total current income tax expense	24.2	36.4	16.9

Deferred
Federal and other	11.5	(11.9)	(4.0)
Foreign	3.8	(3.4)	0.3

Total income tax expense	$39.5	$21.1	$13.2

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The components of deferred tax assets (liabilities) are as follows:

	2005	2004
	(In millions of dollars)

Deferred tax assets
Compensation and benefits	$10.3	$14.4
Inventory valuation related	5.1	3.3
Other reserves	2.1	2.7
Restructuring	6.5	(0.7)
Accounts receivable	8.6	3.6
Goodwill with tax basis	9.5	11.8
Foreign tax credit carry forwards	6.0	—
Net operating loss carry forwards	43.8	15.1
Miscellaneous	15.3	7.3

Gross deferred tax assets	107.2	57.5
Valuation allowance	(28.5)	(12.4)

Net deferred tax assets	78.7	45.1
Deferred tax liabilities
Dividends receivable	—	(2.0)
Pension	(12.4)	(12.2)
Depreciation	(17.6)	(6.3)
Identifiable intangibles	(86.8)	(40.3)
Miscellaneous	(1.4)	(3.8)

Gross deferred tax liabilities	(118.2)	(64.6)

Net deferred tax liabilities	$(39.5)	$(19.5)

Deferred income taxes are not provided on certain undistributed earnings of foreign subsidiaries that are expected to be permanently reinvested in those companies, aggregating approximately $285.6 million at December 31, 2005.

At December 31, 2005, $110.7 million of net operating loss carry forwards are available to reduce future taxable income of domestic and international companies. These loss carry forwards expire in the years 2010 through 2025 or have an unlimited carryover period. A valuation allowance has been provided for a portion of the foreign and state net operating loss carry forwards and other deferred tax assets in those jurisdictions where the Company has determined that it is more likely than not that the deferred tax assets will not be realized. Additionally, the 2005 valuation allowance has increased by $16.5 million due to the merger with GBC, which, if subsequently recognized, the associated tax benefits would be allocated to reduce goodwill or other non-current intangible assets.

As part of the spin-off and merger transactions, ACCO Brands entered into tax allocation agreements with Fortune and with Lane Industries, Inc. (“Lane”). ACCO was formerly included in certain tax returns of Fortune, and GBC was formerly included in certain tax returns of Lane. Under the agreement, Fortune assumes all U.S. federal income tax liabilities for periods prior to the spin-off except for the taxes to be shown on the 2005 U.S. income tax returns for the pre-spin-off period. The agreement with Fortune also limits the Company’s tax liabilities for periods prior to the spin-off for state, local and foreign income tax audit assessments to an aggregate net amount of $1 million. Under the agreement with Lane, ACCO is liable for the

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

U.S. federal income taxes associated with pre-merger tax years of General Binding Corporation and subsidiaries.

The amount of income taxes that we pay is subject to ongoing audits by federal, state and foreign tax authorities. Our estimate of the potential outcome of any uncertain tax position is subject to management’s assessment of relevant risks, facts and circumstances existing at that time. We believe that we have adequately provided for our best estimate of the expected outcomes related to these matters. However, our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are revised or resolved.

7.	Long-term Debt and Short-term Borrowings

In conjunction with the spin-off of ACCO World to the shareholders of Fortune Brands and the merger, ACCO Brands issued $350 million in senior subordinated notes with a fixed interest rate of 7.625% due 2015. Additionally, ACCO Brands and subsidiaries of ACCO Brands located in the United Kingdom and the Netherlands have entered into the following new senior secured credit facilities with a syndicate of lenders:

•	a $400.0 million U.S. term loan facility, with quarterly amortization, maturing on August 17, 2012, with interest based on either LIBOR or a base rate;

•	a $130.0 million U.S. dollar revolving credit facility (including a $40.0 million letter of credit sub limit) maturing on August 17, 2010, with interest based on either LIBOR or a base rate;

•	a £63.6 million sterling term loan facility, with quarterly amortization, maturing on August 17, 2010, with interest based on GBP LIBOR;

•	a €68.2 million euro term loan facility, with quarterly amortization, maturing on August 17, 2010, with interest based on EURIBOR; and

•	a $20.0 million dollar equivalent euro revolving credit facility maturing on August 17, 2010 with interest based on EURIBOR.

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

As of December 31, 2005, ACCO Brands had approximately $144.1 million of availability under its revolving credit facilities.

The net proceeds of the senior subordinated notes, together with borrowings under the senior secured credit facilities and cash on hand were used to finance the payment of special dividend notes issued by ACCO World to its stockholders, repay existing indebtedness of GBC and ACCO World and fund fees and expenses related to the spin-off and merger.

The senior secured credit facilities are guaranteed by substantially all of the domestic subsidiaries of ACCO Brands (the “U.S. guarantors”) and secured by substantially all of the assets of the borrowers and each U.S. guarantor.

The Company must meet certain restrictive financial covenants as defined under the senior secured credit facilities. The covenants become more restrictive over time and require the Company to maintain certain ratios related to total leverage and interest coverage. There are also other restrictive covenants, including restrictions on dividend payments, acquisitions, additional indebtedness, and capital expenditures. Additionally, under

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

certain conditions the Company is required to pay down debt to the extent it generates excess cash flows or sells assets.

The senior secured credit facilities contain customary events of default, including payment defaults, breach of representations and warranties, covenant defaults, cross-defaults and cross-accelerations, certain bankruptcy or insolvency events, judgment defaults, certain ERISA-related events, changes in control or ownership, and invalidity of any collateral or guarantee or other document.

Each of ACCO Brands’ domestic subsidiaries that guarantees obligations under the senior secured credit facilities, also unconditionally guarantees the senior subordinated notes on an unsecured senior subordinated basis.

The indenture governing the senior subordinated notes contains covenants limiting, among other things, ACCO Brands’ ability, and the ability of the ACCO Brands’ restricted subsidiaries to, incur additional debt, pay dividends on capital stock or repurchase capital stock, make certain investments, enter into certain types of transactions with affiliates, limit dividends or other payments by our restricted subsidiaries to ACCO Brands, use assets as security in other transactions and sell certain assets or merge with or into other companies.

As of and for the period ended December 31, 2005, the Company was in compliance with all applicable covenants. On February 13, 2006 the Company entered into an amendment of its senior secured credit facilities waiving any default that may have arisen under those facilities as a result of the restatement of the Company’s financial statement as described in Note 1, Basis of Presentation.

Notes payable and long-term debt consisted of the following at December 31, 2005 and December 27, 2004:

	December 31,	December 27,
	2005	2004
	(In millions of dollars)

Credit Facilities
U.S. Dollar Senior Secured Term Loan Credit Facility (weighted-average floating interest rate of 5.97% at December 31, 2005)	$399.0	$—
British Pound Senior Secured Term Loan Credit Facility (weighted-average floating interest rate of 6.61% at December 31, 2005)	106.5	—
Euro Senior Secured Term Loan Credit Facility (weighted-average floating interest rate of 4.27% at December 31, 2005)	78.7	—
Notes Payable
Senior Subordinated Notes, U.S. Dollars borrowing, due 2015 (fixed interest rate of 7.625%)	350.0	—
Other borrowings	7.7	0.1

Total debt	941.9	0.1
Less-current portion of long-term debt	(30.1)	(0.1)

Total long-term debt	$911.8	$—

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The scheduled maturities of notes payable and long-term debt for each of the five years subsequent to December 31, 2005 are as follows:

Fiscal Year	Amount
(In millions of dollars)

2006	$30.1
2007	27.9
2008	45.7
2009	58.8
2010	50.4
Thereafter	729.0

Total	$941.9

At December 31, 2005 there was $24.8 million available under bank lines of credit. Included in these amounts as of December 31, 2005 was $7.0 million of borrowings outstanding. The weighted-average interest rate on these outstanding borrowings was 4.15% in 2005.

As of December 31, 2005, the Company had approximately $1.3 million of restricted cash.

8.	Financial Instruments

Financial instruments are used to principally reduce the impact of changes in foreign currency exchange rates and interest rates. The principal financial instruments used are forward foreign exchange contracts and interest rate basis swaps. The counterparties are major financial institutions. The Company does not enter into financial instruments for trading or speculative purposes.

The Company enters into forward foreign exchange contracts, principally as cash flow hedges, to hedge currency fluctuations in transactions denominated in foreign currencies, thereby limiting the Company’s risk that would otherwise result from changes in exchange rates. The periods of the forward foreign exchange contracts correspond to the periods of the hedged transactions, and do not extend beyond 2006. Deferred amounts of $0.2 million are expected to be reclassified into earnings from other comprehensive income during 2006.

The Company also uses interest rate swaps to manage its exposure to interest rate movements and to reduce borrowing costs. The Company accounts for interest rate swaps as fair value hedges and records gains and losses related to these derivative instruments as components of interest expense.

The Company utilizes a cross currency swap to hedge its net investment in Euro based subsidiaries against movements in exchange rates. The five-year cross currency derivative swaps $185 million at 3 month U.S. LIBOR interest rates for €152.2 million at three-month EURIBOR rates. The Company makes quarterly interest payments on €152.2 million and receives quarterly interest payments on $185.0 million. The swap has served as an effective net investment hedge for accounting purposes. The Company uses the spot rate method for accounting purposes and, accordingly, any increase or decrease in the fair value of the swap is recorded as a component of accumulated other comprehensive income. Any ineffectiveness is recorded in interest expense. The net after-tax income related to derivative net investment hedge instruments recorded in accumulated other comprehensive income totaled $3.2 million at December 31, 2005.

The estimated fair value of the Company’s cash and cash equivalents, notes payable to banks and commercial paper approximates the carrying amounts due principally to their short maturities.

The estimated fair value of the Company’s $941.9 million total long-term debt (including the current portion) at December 31, 2005 was approximately $927.0 million. The fair value is determined from quoted

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

market prices, where available, and from investment bankers using current interest rates considering credit ratings and the remaining terms of maturity.

A significant percentage of the Company’s sales are to customers engaged in the office products resale industry. Concentration of credit risk with respect to trade accounts receivable is limited because a large number of geographically diverse customers make up each operating companies’ domestic and international customer base, thus spreading the credit risk. Trade receivables from the Company’s five largest customers were $205.4 million, $170.8 million and $136.7 million at December 31, 2005 and December 27, 2004 and 2003, respectively. Also see Note 10, Information on Business Segments — Major Customers.

9.	Restructuring and Restructuring-Related Charges

The restructuring charges and reconciliations presented below are principally related to the Company’s strategic plans announced in early 2001, aimed at repositioning the business for long term growth. As part of the 2001 restructuring program, the Company recorded the final restructuring charges of $19.4 million (pre-tax) in the year 2004. This amount includes a release of $1.6 million of excess amounts established in a prior year. The 2004 charges related to employee termination costs (283 positions) and to asset write-offs with a significant portion related to consolidation or closure of manufacturing and other facilities in Mainland Europe, the United Kingdom and the United States, and operational downsizing throughout the Company.

In March of 2005, the Company announced its plan to merge with GBC. In connection with the pending merger, the Company began to take strategic actions aimed at aligning its management and business structures with that of the future combined business model. The restructuring provision for 2005 presented below is principally related to these actions.

Reconciliation of the restructuring liability as of December 31, 2005 is as follows:

	Balance at				Non-cash	Balance at
	December 27,	Acquisition	Total	Cash	Write-	December 31,
	2004	of GBC	Provision	Expenditures	Offs	2005
	(in millions of dollars)

Rationalization of operations
Employee termination costs	$0.2	$0.4	$1.1	$(0.9)	$—	$0.8
International distribution and lease agreements(1)	2.7	2.4	1.4	(1.0)	(0.3)	5.2
Loss on disposal of assets	—	—	0.4	—	—	0.4

	$2.9	$2.8	$2.9	$(1.9)	$(0.3)	$6.4

(1) The acquired reserve balance of $2.8 million includes a reserve of $2.4 million related to future lease obligations (net of assumed sub-lease income). The related cash expenditures are expected to continue through to the date of the last lease expiration in the year 2013.

Of the 31 positions planned for elimination under restructuring initiatives in 2005, 20 had been eliminated as of December 31, 2005.

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Reconciliation of the restructuring liability as of December 27, 2004 is as follows:

	Balance at				Balance at
	December 27,	Total	Cash	Non-Cash	December 27,
	2003	Provision	Expenditures	Write-Offs	2004
	(In millions of dollars)

Rationalization of operations
Employee termination costs	$2.6	$12.5	$(15.0)	$0.1	$0.2
Other	0.8	—	(0.8)	—	—
International distribution and lease agreements	4.3	(0.7)	(1.1)	0.2	2.7
Loss on disposal of assets	0.2	7.6	1.0	(8.8)	—

	$7.9	$19.4	$(15.9)	$(8.5)	$2.9

Reconciliation of the restructuring liability as of December 27, 2003, is as follows:

	Balance at				Balance at
	December 27,	Total	Cash	Non-Cash	December 27,
	2002	Provision	Expenditures	Write-Offs	2003
	(In millions of dollars)

Rationalization of operations
Employee termination costs	$9.0	$6.8	$(13.7)	$0.5	$2.6
Other	(0.2)	0.9	(0.6)	0.7	0.8
International distribution and lease agreements	4.3	1.1	(1.5)	0.4	4.3
Loss on disposal of assets	0.8	8.5	11.8	(20.9)	0.2

	$13.9	$17.3	$(4.0)	$(19.3)	$7.9

In association with the Company’s plan to abandon one long-term lease agreement, a charge for $2.6 million was recorded in the year 2001, and as of December 31, 2005, the balance remaining is $1.5 million. Cash expenditures related to this lease are expected to continue through the year 2007. All other restructuring provisions have been recognized subject to the provisions of SFAS 146, which was effective from January 1, 2003.

The Company expects that all other activity under these programs will be completed within the next 12 months.

In association with the Company’s restructuring, certain non-recurring costs were expensed to cost of products sold and advertising, selling, general and administrative expenses in the income statement. These charges were principally related to strategic product category exits and to implementation of the new company footprint (establishing our combined physical locations). These charges totaled $1.9 million, $18.2 million and $19.2 million for the years ended December 31, 2005 and December 27, 2004 and 2003, respectively. In addition, charges reported in the year ended December 31, 2005 related to the merger and integration of ACCO Brands and GBC, and the spin-off of ACCO Brands from Fortune Brands, totaled $12.2 million, and were classified in advertising, selling, general and administrative expense in the income statement.

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

10.	Information on Business Segments

Following the merger with GBC on August 17, 2005, the Company’s business segments were realigned to reflect the product and global markets served. The historical segment results were restated to present the business segments on a comparable basis. The Company’s business segments are described below:

Office Products Group

Office Products includes four broad consumer-focused product groupings throughout our global operations. These product groupings are: Workspace Tools (stapling and punch products and supplies), Visual Communication (dry erase boards, easels, laser pointers and overhead projectors), Document Communication (personal and office use binding and laminating machines, presentation quality binders) and Storage and Organization (storage bindery, filing systems, storage boxes, business essentials). Our businesses, principally in North America, Europe and Asia/Pacific distribute and sell such products on a regional basis.

Our office products are manufactured internally or sourced from outside suppliers. The customer base to which our office products are sold is made up of large global and regional resellers of our product. It is through these large resellers that the Company’s office products reach the end consumer.

Computer Products Group

Computer Products designs, distributes, markets and sells accessories for laptop and desktop computers and Apple iPod products. These accessories primarily include security locks, power adapters, input devices such as mice and keyboards, computer carrying cases, hubs and docking stations and technology accessories for iPods. Computer Products sells, mostly under the Kensington brand name, globally to distributors, large resellers and retailers, with the majority of its revenue coming from the U.S. and Western Europe.

All of our computer products are manufactured to our specifications by third party companies, principally in Asia, and are stored, shipped and distributed from facilities which are shared with our regional Office Products groups. Our Computer Products are sold primarily to consumer electronic retailers, information technology value added resellers/IT VARs, original equipment manufacturers/OEMs and office products retailers.

Commercial — Industrial and Print Finishing Group

The Industrial and Print Finishing Group (“IPFG”) targets “print-for-pay” and other finishing customers who use our professional grade finishing equipment and supplies. The Industrial and Print Finishing Group’s primary products include thermal and pressure-sensitive laminating films, mid-range and commercial high-speed laminators, large-format digital print laminators and other automated finishing products. IPFG’s products and services are sold worldwide through direct and dealer channels.

Other Commercial

Other Commercial consists of a grouping of our Day-Timers business and our various Document Finishing businesses located in dispersed geographic markets. The results of these companies are not individually significant to the consolidated results of ACCO Brands.

Our Day-Timers business includes U.S., Australia, New Zealand and U.K. operating companies which sell personal organization tools and products regionally, primarily utilizing their own manufacturing, supply, sales force, customer service and distribution structures. Approximately two-thirds of the Day-Timers business is through the direct channel, which markets product through periodic sales catalogs and ships product directly to our end user customer. The remainder of the business sells to large resellers and commercial dealers.

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Our Document Finishing businesses sell binding and punching equipment, binding supplies, custom and stock binders and folders, and also provide maintenance and repair services. The Document Finishing products and services are primarily sold direct to high volume commercial end users, commercial reprographic centers and education markets.

Net sales by business segment are as follows:

	Years Ended
	December 31,	December 27,	December 27,
	2005	2004	2003
	(In millions of dollars)

Office Products Group	$1,068.0	$928.1	$882.4
Computer Products Group	208.7	169.6	138.0
Commercial-IPFG	68.5	—	—
Other Commercial	142.3	78.0	81.5

Net sales	$1,487.5	$1,175.7	$1,101.9

Operating income by business segment is as follows:

	Years Ended
	December 31,	December 27,	December 27,
	2005	2004	2003
	(In millions of dollars)

Office Products Group	$84.3	$64.6	$31.5
Computer Products Group	43.3	32.3	20.7
Commercial-IPFG	4.4	—	—
Other Commercial	17.2	10.9	11.3

Sub-total	149.2	107.8	63.5
Corporate	(24.5)	(10.9)	(16.2)

Operating income	124.7	96.9	47.3
Interest expense	28.8	8.5	8.0
Other expense (income)	—	(1.2)	(0.6)

Income before taxes, minority interest and change in accounting principle	$95.9	$89.6	$39.9

Operating income as presented in the segment table above is defined as i) net sales, ii) less cost of products sold, iii) less advertising, selling, general and administrative expenses, iv) less amortization of intangibles, and v) less restructuring charges.

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Segment assets are as follows:

	December 31,	December 27,
	2005	2004
	(In millions of dollars)

Office Products Group	$693.7	$558.2
Computer Products Group	98.2	82.8
Commercial-IPFG	92.1	—
Other Commercial	98.5	30.6

Total segment assets	982.5	671.6
Unallocated assets (a)	945.2	296.6
Corporate	1.8	1.4

Total assets	$1,929.5	$969.6

(a)	Represents total assets excluding: intangibles resulting from business acquisitions, intercompany balances, cash, deferred taxes, prepaid pension assets, prepaid debt issuance costs and joint ventures accounted for on an equity basis, which are not allocated to the Company’s business segments.

Long-lived assets, net by geographic region are as follows (b):

	2005	2004	2003
	(In millions of dollars)

United States	$128.9	$79.1	$88.7
United Kingdom	39.2	40.4	42.2
Australia	17.1	15.9	15.4
Canada	9.6	4.9	4.8
Other countries	45.0	17.4	18.9

Long-lived assets	$239.8	$157.7	$170.0

(b)	Represents property, plant and equipment, net.

Net sales by geographic region are as follows (c):

	2005	2004	2003
	(In millions of dollars)

United States	$803.8	$615.5	$601.0
United Kingdom	193.0	199.8	179.1
Australia	113.6	95.4	84.0
Canada	91.9	68.1	67.8
Other countries	285.2	196.9	170.0

Net sales	$1,487.5	$1,175.7	$1,101.9

(c)	Net Sales are attributed to geographic areas based on the location of the selling company.

Major Customers

Sales to the Company’s five largest customers were $592.3 million, $481.5 million and $482.3 million for the years ended December 31, 2005 and December  27, 2004 and 2003, respectively. Our sales to Office Depot were $234.1 million (16%), $215.8 million (18%) and $213.1 million (19%) for the years ended December 31,

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

2005, December 27, 2004 and 2003, respectively, and represented the only customer with more than 10% of total sales.

11.	Earnings per Share

The distribution and merger discussed in Note 1, significantly impacted the capital structure of the Company. ACCO Brands’ Certificate of Incorporation provides for 200 million authorized shares of Common Stock with a par value of $0.01 per share. Approximately 35.0 million shares of the Company’s common stock were issued to shareholders of Fortune and a minority shareholder of the Company in connection with the spin-off. In connection with the merger, approximately 17.1 million additional shares were issued to GBC’s shareholders and employees in exchange for their GBC common and Class B common shares and restricted stock units that converted into the right to receive the Company’s common stock upon consummation of the merger. Total outstanding shares as of December 31, 2005 were 52.8 million. These amounts, as well as the dilutive impact of ACCO Brands stock options on the date of the spin-off have been used in the basic and dilutive earnings per common share calculation below for all periods prior to the spin-off.

The calculation of basic earnings per common share is based on the weighted average number of common shares outstanding in the year, or period, over which they were outstanding. The Company’s diluted earnings per common share assume that any common shares outstanding were increased by shares that would be issued upon exercise of those stock options for which the market price on the last day of the period exceeds the exercise price; less, the shares which could have been purchased by the Company with the related proceeds.

The following table provides a reconciliation of basic to diluted weighted average shares outstanding:

	2005	2004	2003
	(In millions)

Weighted average number of common shares outstanding — basic	41.5	35.0	35.0
Employee stock options	0.8	0.5	0.5
Restricted stock units	0.1	—	—

Adjusted weighted-average shares and assumed conversions — diluted	42.4	35.5	35.5

12.	Commitments and Contingencies

Pending Litigation

The Company and its subsidiaries are defendants in lawsuits associated with their business and operations. It is not possible to predict the outcome of the pending actions, but management believes that there are meritorious defenses to these actions and that these actions will not have a material adverse effect upon the results of operations, cash flows or financial condition of the Company.

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Lease Commitments

Future minimum rental payments under noncancellable operating leases not otherwise accrued for in connection with restructuring plans (see Note 3, Acquisition and Merger and Note 9, Restructuring and Restructuring-Related Charges) as of December 31, 2005 are as follows:

(In millions of dollars)

2006	$27.5
2007	21.2
2008	18.6
2009	16.0
2010	11.9
Thereafter	36.6

Total minimum rental payments	131.8
Less minimum rentals to be received under noncancellable subleases	(2.7)

$129.1

Total rental expense reported in the Company’s income statement for all operating leases (reduced by minor amounts from subleases) amounted to $22.2 million, $19.5 million and $18.3 million in 2005, 2004 and 2003, respectively.

Unconditional Purchase Commitments

Future minimum payments under unconditional purchase commitments, primarily for inventory purchases at December 31, 2005 are as follows:

2006	$92.4
2007	1.3
2008	0.5
2009	0.2
2010	0.1
Thereafter	—

$94.5

Environmental

The Company is subject to laws and regulations relating to the protection of the environment. While it is not possible to quantify with certainty the potential impact of actions regarding environmental matters, particularly remediation and other compliance efforts that the Company’s subsidiaries may undertake in the future, in the opinion of management, compliance with the present environmental protection laws, before taking into account any estimated recoveries from third parties, will not have a material adverse effect upon the results of operation, cash flows or financial condition of the Company.

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

13.	Accumulated Other Comprehensive Income (Loss)

Comprehensive income is defined as net income (loss) and other changes in stockholders’ equity from transactions and other events from sources other than stockholders. The components of and changes in accumulated other comprehensive income (loss) are as follows:

	Income on	Foreign	Minimum	Accumulated
	Derivative	Currency	Pension	Other
	Financial	Translation	Liability	Comprehensive
	Instruments	Adjustments	Adjustment	Income (Loss)
	(In millions of dollars)

Balance at December 27, 2002	$—	$(43.7)	$(29.8)	$(73.5)
Changes during the year (net of taxes of $1.3)	—	35.3	(3.0)	32.3

Balance at December 27, 2003	—	(8.4)	(32.8)	(41.2)
Changed during the year (net of taxes of $14.5)	—	24.3	32.8	57.1

Balance at December 27, 2004	—	15.9	—	15.9
Changed during the year (net of taxes of $1.9)	3.3	(8.2)	—	(4.9)

Balance at December 31, 2005	$3.3	$7.7	$—	$11.0

14.	Quarterly Financial Information (Unaudited)

The following is an analysis of certain items in the Consolidated Statements of Income by quarter for 2005 and 2004:

	1st	2nd	3rd	4th
2005	Quarter (a)	Quarter (a)	Quarter (a)	Quarter
	(In millions of dollars)

Net sales	$274.8	$275.7	$424.0	$513.0
Gross profit	83.0	79.7	122.9	153.9
Operating income	26.1	22.7	32.2	43.7
Income before cumulative effect of changes in accounting principle	11.3	14.2	4.5	26.2
Net income	14.6	14.2	4.5	26.2
Basic earnings per common share:
Income before change in accounting principle	$0.32	$0.41	$0.10	$0.50
Net income	$0.42	$0.41	$0.10	$0.50
Diluted earnings per common share:
Income before change in accounting principle	$0.32	$0.40	$0.10	$0.48
Net income	$0.42	$0.40	$0.10	$0.48

(a)	Previously reported quarters of 2005 have been restated to reflect the cumulative effect of a change in accounting principle related to the removal of a one month lag in reporting by several of the company’s foreign subsidiaries. (See Note 15, “Cumulative Effect of Change in Accounting Principle.”)

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

	1st	2nd	3rd	4th
2004	Quarter	Quarter	Quarter	Quarter

Net sales	$270.9	$268.7	$303.8	$332.3
Gross profit	77.1	79.4	95.4	113.5
Operating income/(loss)	13.6	(0.8)	36.1	48.0
Net income/(loss)	8.6	(6.5)	38.5	27.9
Basic earnings per common share:
Net income/(loss)	$0.25	$(0.19)	$1.10	$0.79
Diluted earnings per common share:
Net income/(loss)	$0.24	$(0.19)	$1.08	$0.78

15.	Cumulative Effect of Change in Accounting Principle

The financial statements for annual period ended December 31, 2005 include a restatement of results affecting the previously filed three month and year to date periods ended March 25, June 25, and September 30, 2005 for the cumulative effect of a change in accounting principle related to the removal of a one month lag in reporting by several of the Company’s foreign subsidiaries. The treatment is to effectively collapse the net income resulting from the previously reported first month of the calendar year into the cumulative effect of a change in accounting principle for these foreign subsidiaries. The change was made to better align their reporting periods with the Company’s fiscal calendar. As a result, all material subsidiaries now report on a calendar basis. The effect of this change for the prior quarters was as follows:

	Three Months Ended March 25, 2005
				Restated for
			Effect of	Effect of
		Shipping and	Change in	Change in
		Handling	Accounting	Accounting
	As Reported	Reclass(1)	Principle	Principle
	(In million of dollars)
	(Unaudited)

Net sales	$275.2	$—	$(0.4)	$274.8
Cost of products sold	168.5	25.8	(2.5)	191.8
Advertising, selling, general and administrative expenses	82.5	(25.8)	(0.4)	56.3
Amortization of intangibles	0.6		—	0.6

Operating income	23.6	—	2.5	26.1
Interest expense, including allocation from parent	2.1	—	(0.1)	2.0
Other expense, net	1.2	—	0.2	1.4

Income before income taxes and change in accounting principle	20.3	—	2.4	22.7
Income taxes	9.8	—	1.6	11.4

Income before change in accounting principle	10.5	—	0.8	11.3
Change in accounting principle	—	—	3.3	3.3

Net income	$10.5	$—	$4.1	$14.6

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

	Three Months Ended June 25, 2005
				Restated for
			Effect of	Effect of
		Shipping and	Change in	Change in
		Handling	Accounting	Accounting
	As Reported	Reclass(1)	Principle	Principle
	(In million of dollars)
	(Unaudited)

Net sales	$279.5	$—	$(3.8)	$275.7
Cost of products sold	170.6	26.6	(1.2)	196.0
Advertising, selling, general and administrative expenses	84.0	(26.6)	(0.8)	56.6
Amortization of intangibles	0.4	—	—	0.4

Operating income	24.5	—	(1.8)	22.7
Interest expense, including allocation from parent	2.0	—	(0.1)	1.9
Other expense, net	0.5	—	0.1	0.6

Income (loss) before income taxes and change in accounting principle	22.0	—	(1.8)	20.2
Income taxes	7.3	—	(1.3)	6.0

Income (loss) before change in accounting principle	14.7	—	(0.5)	14.2
Change in accounting principle	—	—	—	—

Net income (loss)	$14.7	$—	$(0.5)	$14.2

	Three Months Ended September 30, 2005
			Restated For
		Effect of	Effect of
		Change in	Change in
		Accounting	Accounting
	As Reported	Principle	Principle
	(In million of dollars)
	(Unaudited)

Net sales	$421.7	$2.3	$424.0
Cost of products sold	300.0	1.1	301.1
Advertising, selling, general and administrative expenses	88.5	0.4	88.9
Amortization of intangibles	1.4	—	1.4
Restructuring charges	0.3	0.1	0.4

Operating income	31.5	0.7	32.2
Interest expense, including allocation from parent	7.9	1.2	9.1
Other expense (income), net	(1.1)	(0.2)	(1.3)

Income (loss) before income taxes and change in accounting principle	24.7	(0.3)	24.4
Income taxes	21.1	(1.2)	19.9

Income before change in accounting principle	3.6	0.9	4.5
Change in accounting principle	—	—	—

Net income	$3.6	$0.9	$4.5

(1)	As described in Note 1, Basis of Presentation, the Company has elected to report its expenses for shipping and handling as a component of cost of products sold. As a result, reclassifications of these amounts from advertising, selling, general and administrative expenses have also been reflected in the tables above.

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

16.	Condensed Consolidated Financial Information

Following the Distribution and merger the Company’s wholly-owned domestic subsidiaries were required to jointly and severally, fully and unconditionally guarantee the notes issued in connection with the merger with GBC (see Note 3, Acquisition and Merger and Note 7, Long-term Debt and Short-Term Borrowings). Rather than filing separate financial statements for each guarantor subsidiary with the Securities and Exchange Commission, the Company has elected to present the following consolidating financial statements which detail the results of operations, for the twelve months ended December 31, 2005 and December 27, 2004 and 2003, cash flows for the twelve months ended December 31, 2005 and December  27, 2004 and 2003 and financial position as of December 31, 2005 and December  27, 2004 of the Company and its guarantor and non-guarantor subsidiaries (in each case carrying investments under the equity method), and the eliminations necessary to arrive at the reported consolidated financial statements of the Company.

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Condensed Consolidating Balance Sheets

	December 31, 2005
	ACCO Brands
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In millions of dollars)

ASSETS
Current assets
Cash and cash equivalents	$17.9	$24.2	$49.0	$—	$91.1
Accounts receivable, net	—	235.6	203.3	—	438.9
Inventory, net	—	150.1	118.1	—	268.2
Receivables from affiliates	321.5	28.8	45.6	(395.9)	—
Deferred income taxes	5.1	25.7	6.7	—	37.5
Other current assets	1.3	9.8	14.2	—	25.3

Total current assets	345.8	474.2	436.9	(395.9)	861.0
Property, plant and equipment, net	0.2	110.0	129.6	—	239.8
Deferred income taxes	(2.9)	13.5	6.8	—	17.4
Goodwill	433.8	—	—	—	433.8
Identifiable intangibles, net	70.3	104.3	66.0	—	240.6
Prepaid pension	—	29.3	52.6	—	81.9
Other assets	21.9	10.5	22.6	—	55.0
Investment in, long term receivable from, affiliates	522.3	982.4	190.3	(1,695.0)	—

Total assets	$1,391.4	$1,724.2	$904.8	$(2,090.9)	$1,929.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable to banks	$—	$—	$7.0	$—	$7.0
Current portion long term debt	4.0	—	19.1	—	23.1
Accounts payable	—	80.6	69.5	—	150.1
Accrued income taxes	(5.4)	9.8	(0.5)	—	3.9
Accrued customer program liabilities	—	77.5	45.4	—	122.9
Accrued compensation and other liabilities	15.5	67.8	62.7	—	146.0
Payables to affiliates	8.4	716.0	66.8	(791.2)	—

Total current liabilities	22.5	951.7	270.0	(791.2)	453.0
Long term debt	745.0	—	166.8	—	911.8
Long term notes payable to affiliates	188.5	—	30.7	(219.2)	—
Deferred income tax	24.5	25.8	43.8	—	94.1
Postretirement and other liabilities	2.6	24.3	35.4	—	62.3

Total liabilities	983.1	1,001.8	546.7	(1,010.4)	1,521.2
Common stock stockholder’s equity	0.5	486.9	23.4	(510.3)	0.5
Common stock class B	—	114.0	—	(114.0)	—
Treasury stock, at cost	(1.1)	—	—	—	(1.1)
Paid-in capital	1,350.3	640.1	277.1	(917.2)	1350.3
Unearned compensation	(5.2)	—	—	—	(5.2)
Accumulated other comprehensive income	11.0	(11.2)	9.2	2.0	11.0
Accumulated deficit	(947.2)	(507.4)	48.4	459.0	(947.2)

Total stockholders’ equity	408.3	722.4	358.1	(1,080.5)	408.3

Total liabilities and stockholders’ equity	$1,391.4	$1,724.2	$904.8	$(2,090.9)	$1,929.5

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Condensed Consolidating Balance Sheets

	December 27, 2004
	ACCO Brands
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In millions of dollars)

ASSETS
Current assets
Cash and cash equivalents	$—	$(13.4)	$93.2	$—	$79.8
Accounts receivable, net	—	175.6	144.5	—	320.1
Inventory, net	—	88.4	84.1	—	172.5
Receivables from affiliates	8.6	25.5	22.2	(56.3)	—
Deferred taxes receivable	3.8	7.2	—	—	11.0
Other current assets	0.1	5.8	14.0	—	19.9

Total current assets	12.5	289.1	358.0	(56.3)	603.3
Property, plant and equipment, net	.1	53.2	104.4	—	157.7
Intangibles, net	70.4	30.3	16.9	—	117.6
Prepaid pension	—	30.0	57.1	—	87.1
Other assets	1.9	2.0	—	—	3.9
Investment in, long term receivable from, affiliates	593.9	43.1	—	(637.0)	—

Total assets	$678.8	$447.7	$536.4	$(693.3)	$969.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable to banks	$—	$—	$0.1	$—	$0.1
Accounts payable	—	60.1	60.5	—	120.6
Accrued current income taxes	8.4	6.6	4.6	—	19.6
Accrued customer program liabilities	—	47.5	34.1	—	81.6
Accrued compensation, and other liabilities	9.0	52.1	47.1	—	108.2
Payables to affiliates	67.2	34.0	14.4	(115.6)	—

Total current liabilities	84.6	200.3	160.8	(115.6)	330.1
Long-term notes payable to affiliates	—	348.0	3.4	(351.4)	—
Deferred income tax	21.9	(1.1)	9.7	—	30.5
Postretirement and other liabilities	6.2	10.9	25.8	—	42.9

Total liabilities	112.7	558.1	199.7	(467.0)	403.5
Stockholder’s equity common stock	0.1	0.9	9.6	(10.5)	0.1
Parent company investment	(278.3)	(62.2)	(13.8)	76.0	(278.3)
Paid-in capital	1,835.1	619.3	114.9	(734.2)	1,835.1
Accumulated other comprehensive income (loss)	15.9	(1.3)	19.4	(18.1)	15.9
Accumulated deficit	(1,006.7)	(667.1)	206.6	460.5	(1,006.7)

Total stockholders’ equity	566.1	(110.4)	336.7	(226.3)	566.1

Total liabilities and stockholders’ equity	$678.8	$447.7	$536.4	$(693.3)	$969.6

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Consolidating Income Statements

	Year Ended December 31, 2005
	ACCO Brands
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In millions of dollars)

Unaffiliated sales	$—	$814.3	$673.2	$—	$1,487.5
Affiliated sales	—	34.6	32.9	(67.5)	—

Net sales	—	848.9	706.1	(67.5)	1,487.5
Cost of products sold	—	626.7	488.8	(67.5)	1,048.0
Advertising, selling, general and administrative expenses	20.6	156.9	129.5	—	307.0
Amortization of intangibles	0.1	2.0	2.8	—	4.9
Restructuring charges	—	—	2.9	—	2.9

Operating income	(20.7)	63.3	82.1	—	124.7
Interest (income)/expense from affiliates	(22.6)	22.1	0.3	0.2	—
Interest (income)/expense, including allocation from Parent	25.5	(0.3)	4.6	(1.0)	28.8
Other (income)/expense, net	(6.8)	(8.0)	14.0	0.8	—

Income before taxes, cumulative effect of change in accounting principle, minority interest and earnings of wholly owned subsidiaries	(16.8)	49.5	63.2	—	95.9
Income taxes	(7.0)	27.3	19.2	—	39.5
Minority interest, net of tax	—	—	0.2	—	0.2

Net income before change in accounting principle	(9.8)	22.2	43.8	—	56.2
Change in accounting principle, net of tax	—	—	3.3	—	3.3

Income (loss) before earnings/(losses) of wholly owned subsidiaries	(9.8)	22.2	47.1	—	59.5
Earnings/(losses) of wholly owned subsidiaries	69.3	27.8	—	(97.1)	—

Net income (loss)	$59.5	$50.0	$47.1	$(97.1)	$59.5

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Consolidating Income Statements

	Year Ended December 27, 2004
	ACCO Brands
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in millions of dollars)

Unaffiliated sales	$—	$621.8	$553.9	$—	$1,175.7
Affiliated sales	—	17.6	24.6	(42.2)	—

Net sales	—	639.4	578.5	(42.2)	1,175.7
Cost of products sold	—	451.7	400.8	(42.2)	810.3
Advertising, selling, general and administrative expenses	13.0	137.6	97.2	—	247.8
Amortization of intangibles	0.1	0.1	1.1	—	1.3
Restructuring charges	—	3.2	16.2	—	19.4

Operating income	(13.1)	46.8	63.2	—	96.9
Interest (income)/expense from affiliates	(17.4)	17.4	—	—	—
Interest (income)/expense, including allocation from Parent	11.1	(0.2)	(2.4)	—	8.5
Other (income)/expense, net	(0.4)	(5.2)	4.4	—	(1.2)

Income before taxes and earnings of wholly owned subsidiaries	(6.4)	34.8	61.2	—	89.6
Income taxes	(4.9)	12.0	14.0	—	21.1

Income (loss) before earnings/(losses) of wholly owned subsidiaries	(1.5)	22.8	47.2	—	68.5
Earnings/(losses) of wholly owned subsidiaries	70.0	6.5	—	(76.5)	—

Net income (loss)	$68.5	$29.3	$47.2	$(76.5)	$68.5

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Consolidating Income Statements

	Year Ended December 27, 2003
	ACCO Brands
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In millions of dollars)

Unaffiliated sales	$—	$606.9	$495.0	$—	$1,101.9
Affiliated sales	—	18.2	26.6	(44.8)	—

Net sales	—	625.1	521.6	(44.8)	1,101.9
Cost of products sold	4.0	447.1	372.3	(44.8)	778.6
Advertising, selling, general and administrative expenses	9.8	144.6	90.6	—	245.0
Amortization of intangibles	0.1	0.5	1.1	—	1.7
Write-down of intangibles	—	11.2	0.8	—	12.0
Restructuring charges	1.6	6.1	9.6	—	17.3

Operating income	(15.5)	15.6	47.2	—	47.3
Interest (income)/expense from affiliates	(17.1)	17.1	—	—	—
Interest (income)/expense, including allocation from Parent	9.7	0.3	(2.0)	—	8.0
Other (income)/expense, net	3.8	(5.4)	1.0	—	(0.6)

Income before taxes and earnings of wholly owned subsidiaries	(11.9)	3.6	48.2	—	39.9
Income taxes	(3.6)	1.7	15.1	—	13.2

Income (loss) before earnings/(losses) of wholly owned subsidiaries	(8.3)	1.9	33.1	—	26.7
Earnings/(losses) of wholly owned subsidiaries	35.0	1.1	—	(36.1)	—

Net income (loss)	$26.7	$3.0	$33.1	$(36.1)	$26.7

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Condensed Consolidating Statement of Cash Flows

	Year Ended December 31, 2005
	ACCO Brands
	Parent	Guarantors	Non-Guarantors	Consolidated
	(In millions of dollars)

Net cash provided by operating activities:	$0.9	$16.8	$47.6	$65.3

Investing activities:
Additions to property, plant and equipment	(0.1)	(15.8)	(18.6)	(34.5)
Proceeds from the sale of property, plant and equipment	—	0.1	2.4	2.5
Cost of acquisition, net of cash acquired	(12.1)	(1.8)	12.5	(1.4)
Other investing activities	1.0	—	—	1.0

Net cash used by investing activities	(11.2)	(17.5)	(3.7)	(32.4)
Financing activities:
(Decrease) in parent company investment	(22.9)	—	—	(22.9)
Intercompany financing	(168.4)	309.3	(140.9)	—
Net dividends	(506.5)	21.1	(139.6)	(625.0)
Proceeds from long-term debt	750.0	—	200.0	950.0
Repayments of long-term debt	(1.0)	(293.7)	(4.8)	(299.5)
Proceeds from short-term borrowings	6.3	—	1.2	7.5
Repayments of short-term borrowings	(6.3)	—	—	(6.3)
Cost of debt issuance	(27.5)	—	—	(27.5)
Other financing activities	4.5	1.6	0.1	6.2

Net cash (used)/provided by financing activities	28.2	38.3	(84.0)	(17.5)
Effect of foreign exchange rate changes on cash	—	—	(4.1)	(4.1)
Net increase/(decrease) in cash and cash equivalents	17.9	37.6	(44.2)	11.3
Cash and cash equivalents at the beginning of the year	—	(13.4)	93.2	79.8

Cash and cash equivalents at the end of the year	$17.9	$24.2	$49.0	$91.1

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Condensed Consolidating Statement of Cash Flows

	Year Ended December 27, 2004
	ACCO Brands
	Parent	Guarantors	Non-Guarantors	Consolidated
	(In millions of dollars)

Net cash (used in)/provided by operating activities:	$(5.1)	$32.7	$37.3	$64.9

Investing activities:
Additions to property, plant and equipment	—	(16.5)	(11.1)	(27.6)
Proceeds from the sale of property, plant and equipment	—	18.8	2.7	21.5

Net cash (used)/provided by investing activities	—	2.3	(8.4)	(6.1)
Financing activities:
(Decrease) in parent company investment	(43.8)	—	—	(43.8)
Intercompany financing	29.9	(49.1)	19.2	—
Net dividends	19.0	7.6	(26.6)	—
Repayments on short-term debt	—	—	(2.7)	(2.7)

Net cash (used)/provided by financing activities	5.1	(41.5)	(10.1)	(46.5)
Effect of foreign exchange rate changes on cash	—	—	7.0	7.0
Net increase/(decrease) in cash and cash equivalents	—	(6.5)	25.8	19.3
Cash and cash equivalents at the beginning of the year	—	(6.9)	67.4	60.5

Cash and cash equivalents at the end of the year	$—	$(13.4)	$93.2	$79.8

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Condensed Consolidating Statement of Cash Flows

	Year Ended December 27, 2003
	ACCO Brands
	Parent	Guarantors	Non-Guarantors	Consolidated
	(In millions of dollars)

Net cash provided by/(used in) operating activities:	$57.3	$19.5	$(9.1)	$67.7

Investing activities:
Additions to property, plant and equipment	—	(5.3)	(11.0)	(16.3)
Proceeds from the sale of property, plant and equipment	—	0.2	14.4	14.6

Net cash (used)/provided by investing activities	—	(5.1)	3.4	(1.7)
Financing activities:
(Decrease) in parent company investment	(55.3)	—	—	(55.3)
Intercompany financing	(22.0)	(15.7)	37.7	—
Net dividends	20.0	—	(20.0)	—
Repayments on long-term debt	—	(0.2)	(0.2)	(0.4)
Repayments on short-term debt	—	—	(1.6)	(1.6)

Net cash (used)/provided by financing activities	(57.3)	(15.9)	15.9	(57.3)
Effect of foreign exchange rate changes on cash	—	—	8.5	8.5
Net increase/(decrease) in cash and cash equivalents	—	(1.5)	18.7	17.2
Cash and cash equivalents at the beginning of the year	—	(5.4)	48.7	43.3

Cash and cash equivalents at the end of the year	$—	$(6.9)	$67.4	$60.5

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, the Company carried out an evaluation, under the supervision of, and with the participation of the Company’s Disclosure Committee, the Company’s management, and including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that would be required to be included in the Company’s periodic SEC filings.

In coming to the conclusion that the Company’s disclosure controls and procedures were effective as of December 31, 2005, management considered among other things, the restatement related to income taxes as discussed in Note 1A, to the consolidated financial statements included in Forms 10Q/A for the periods ended June 25, 2005 and September 30, 2005, filed on February 17, 2006 (Commission File No. 001-08454). The transactions that gave rise to the restatement date back to 2002 and prior periods with the majority of the adjustments dating back to 1999 and prior periods. Also, the restatement adjustments impacted the consolidated financial statements for the years 2002, 2003, and 2004 for which the balances of the deferred income taxes were determined by our then majority stockholder prior to our being an independent, separately traded, public company. Accordingly, management has concluded that the restatement does not give rise to or arise from a material weakness in internal control over financial reporting as of December 31, 2005.

There has been no change in our internal control over financial reporting that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors and Executive Officers of the Registrant

Information required under this Item is contained in the Registrant’s 2006 Definitive Proxy Statement, which is to be filed with the Securities and Exchange Commission prior to April 28, 2006 and is incorporated herein by reference.

Code of Business Conduct

The Company has adopted a code of business conduct as required by the listing standards of the New York Stock Exchange and rules of the SEC. This code applies to all of the Company’s directors, officers and employees. The code of business conduct is published and available at the Investor Relations Section of the Company’s internet website at www.accobrands.com. The Company will post on its website any amendments to, or waivers from, our code of business conduct applicable to any of its directors or executive officers. The foregoing information will be available in print to any shareholder who requests such information from ACCO Brands Corporation, 300 Tower Parkway, Lincolnshire, IL 60069, Attn: Office of the General Counsel.

ITEM 11	Executive Compensation

Information required under this Item is contained in the Registrant’s 2006 Definitive Proxy Statement, which is to be filed with the Securities and Exchange Commission prior to April 28, 2006 and is incorporated herein by reference.

ITEM 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information as of December 31, 2005 regarding the Company’s equity compensation plans. The only plan pursuant to which the Company may make equity grants is the ACCO Brands Corporation 2005 Long-Term Incentive Plan (the “2005 LTIP”) that was approved by the majority shareholder of the Company prior to the merger on August 3, 2005. At that time the Company’s majority shareholder also approved the Company’s 2005 Assumed Option and Restricted Stock Unit Plan (the “2005 Assumed Plan”) under which certain Fortune Brands options previously awarded to Company employees, and all GBC options and restricted stock units previously awarded to GBC employees and non-employee directors, were assumed by the Company upon consummation of the merger. Any equity compensation plan of GBC that existed prior to the merger was either terminated or otherwise could not be used for additional equity grants after the 2005 Assumed Plan was approved. Further, no additional equity grants could be made under the 2005 Assumed Plan. However, equity grants that were outstanding under these plans were not affected by the plans’ terminations or inability to issue additional equity grants.

Number of Securities
	Number of		Remaining Available
	Securities	Weighted Average	for Future Issuance
	to be Issued	Exercise Price of	Under Equity
	Upon Exercise of	Outstanding	Compensation Plans
	Outstanding Options,	Options, Warrants	(Excluding Securities
	Warrants and Rights.	and Rights.	Reflected in Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders(1)	5,790,394	$17.55	1,662,250	(2)
Equity compensation plans not approved by security holders	—	—	—
Total	5,790,394	$17.55	1,662,250

(1)	This number includes 1,841,250 common shares that were subject to issuance upon the exercise of stock options granted under the 2005 LTIP and 3,949,144 common shares that were subject to issuance upon the exercise of stock options pursuant to the 2005 Assumed Plan. The options covered by the Assumed Plan were converted to stock options to purchase Company common stock in connection with the merger. The weighted average exercise price in column (b) of the table reflects all such options.

(2)	These are shares available for grant as of December 31, 2005 under the 2005 LTIP pursuant to which the compensation committee of the Board of Directors may make various stock-based awards including grants of stock options, restricted stock, restricted stock units and performance share units. The 2005 LTIP had 4.2 million shares initially authorized for issuance. In addition to these 4.2 million shares, the following shares will become available for grant under the 2005 LTIP and, to the extent such shares have become available as of December 31, 2005, they are included in the table as available for grant; (i) shares covered by outstanding awards under the 2005 LTIP that were forfeited or otherwise terminated; and, (ii) shares that are used to pay the exercise price of stock options and shares used to pay withholding taxes on equity awards generally. The 2005 Assumed Plan had 4,748,910 million shares initially authorized for issuance.

Other information required under this Item is contained in the Registrant’s 2006 Definitive Proxy Statement, which is to be filed with the Securities and Exchange Commission prior to April 28, 2006 and is incorporated herein by reference.

ITEM 13.	Certain Relationships and Related Transactions

Information required under this Item is contained in the Registrant’s 2006 Definitive Proxy Statement, which is to be filed with the Securities and Exchange Commission prior to April 28, 2006 and is incorporated herein by reference.

ITEM 14.	Principal Accounting Fees and Services

Information required under this Item is contained in the Registrant’s 2006 Definitive Proxy Statement, which is to be filed with the Securities and Exchange Commission Prior to April 28, 2006 and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following Exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission, as indicated in the description of each. We agree to furnish to the Commission upon request a copy of any instrument with respect to long-term debt not filed herewith as to which the total amount of securities authorized thereunder does not exceed 10 percent of our total assets on a consolidated basis.

(a) Financial Statements, Financial Statement Schedules and Exhibits

1. All Financial Statements

The following consolidated financial statements of the Company and its subsidiaries are filed as part of this report under Item 8 — Financial Statements and Supplementary Data, as part of this Report on Form 10-K:

2. Financial Statement Schedules:

Schedule II — Valuation and Qualifying Accounts and Reserves, for each of Periods Ended December 31, 2005 and December 27, 2004 and 2003.

All schedules to the Consolidated Financial Statements normally required by the applicable accounting regulations are included in the Consolidated Financial Statements or the Notes thereto.

3. Exhibits:

See Index to Exhibits on page 90 of this report.

EXHIBIT INDEX

Number	Description of Exhibit

2.1	Agreement and Plan of Merger, dated as of March 15, 2005, by and among Fortune Brands, Inc., ACCO World Corporation, Gemini Acquisition Sub, Inc. and General Binding Corporation (incorporated by reference to Annex A to the proxy statement/prospectus — information statement included in ACCO Brands Corporation’s Registration Statement on Form S-4 (File No. 333-124946))

2.2	Amendment to Agreement and Plan of Merger, dated as of August 4, 2005, by and among Fortune Brands, Inc., ACCO World Corporation, Gemini Acquisition Sub, Inc. and General Binding Corporation (incorporated by reference to Exhibit 2.2 to ACCO Brands Corporation’s Current Report on Form 8-K dated August 3, 2005 and filed August 8, 2005 (File No. 001-08454))

3.1	Restated Certificate of Incorporation of ACCO Brands Corporation (incorporated by reference to Exhibit 3.1 to ACCO Brands Corporation’s Current Report on Form 8-K dated August 12, 2005 and filed August 17, 2005 (File No. 001-08454))

3.2	Certificate of Designation of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.2 to ACCO Brands Corporation’s Current Report on Form 8-K filed August 17, 2005)

3.3	By-laws of ACCO Brands Corporation (incorporated by reference to Exhibit 3.3 to ACCO Brands Corporation’s Amendment to Current Report on Form 8-K/A dated September 21, 2005 (File No. 001-08454))

4.1	Indenture, dated as of August 5, 2005, between ACCO Financial, Inc. and Wachovia Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to ACCO Brands Corporation’s Current Report on Form 8-K dated August 3,2005 and filed August 8, 2005 (File No. 001-08454))

4.2	Supplemental Indenture, dated as of August 17, 2005, among ACCO Brands Corporation, the Guarantors signatory thereto and Wachovia Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to ACCO Brands Corporation’s Current Report on Form 8-K dated August 17, 2005 and filed August 23, 2005 (File No. 001-08454))

4.3	Registration Rights Agreement, dated as of August 5, 2005,among ACCO Finance I, Inc., Citigroup Global Markets Inc., Goldman, Sachs & Co., Harris Nesbitt Corp., ABN AMRO Incorporated, NatCity Investments, Inc. and Piper Jaffray & Co. (incorporated by reference to Exhibit 4.4 to ACCO Brands Corporation’s Current Report on Form 8-K dated August 3, 2005 and filed August 8, 2005 (File No. 001-08454))

4.4	Joinder Agreement, dated as of August 17, 2005, among ACCO Brands Corporation, the Guarantors signatory thereto and Citigroup Global Markets Inc. and Goldman, Sachs & Co., as representatives of the Initial Purchasers (incorporated by reference to Exhibit 4.2 to ACCO Brands Corporation’s Current Report on Form 8-K dated August 17, 2005 and filed August 23, 2005 (File No. 001-08454))

10.1	Registration Rights Agreement, dated as of March 15, 2005 by and between ACCO World Corporation and Lane Industries, Inc. (incorporated by reference to Exhibit 4.2 to ACCO Brands Corporation Form S-4/A filed June 22, 2005 (File No. 333-124946))

10.2	Credit Agreement, dated as of August 17, 2005, by and among ACCO Brands Corporation, ACCO Brands Europe Ltd., Furlon Holding B.V. (to be renamed ACCO Nederland Holdings B.V.) and the lenders and issuers party hereto, Citicorp North America, Inc., as Administrative Agent, and ABN AMRO Bank,N.V., as Syndication Agent (incorporated by reference to Exhibit 10.1 to ACCO Brands Corporation’s Current Report on Form 8-K dated August 17, 2005 and filed August 23, 2005 (File No. 001-08454))

10.3	Amendment No. 1 and Waiver to Credit Agreement among ACCO Brands Corporation, ACCO Nederland Holdings B.V. (as successor to Furlon Holding B.V.), ACCO Brands Europe Ltd., the lenders listed therein, Citicorp North America Inc., as administrative agent (incorporated by reference to Exhibit 10.1 to ACCO Brands Corporation’s Current Report on Form 8-K filed February 14, 2006)

10.4	Distribution Agreement, dated as of March 15, 2005, by and between Fortune Brands, Inc. and ACCO World Corporation (incorporated by reference to Annex B to the proxy statement/ prospectus — information statement included in ACCO Brands Corporation’s Registration Statement on Form S-4 (File No. 333-124946))

Number	Description of Exhibit

10.5	Amendment to Distribution Agreement, dated as of August 4, 2005, by and between Fortune Brands, Inc. and ACCO World Corporation (incorporated by reference to Exhibit 2.2 to ACCO Brands Corporation’s Current Report on Form 8-K dated August 3, 2005 and filed August 8, 2005 (File No. 001-08454))

10.6	ACCO Brands Corporation 2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to ACCO Brands Corporation’s Current Report on Form 8-K dated August 3, 2005 and filed August 8, 2005)

10.7	ACCO Brands Corporation 2005 Assumed Option and Restricted Stock Unit Plan, together with Sub-Plan A thereto (incorporated by reference to Exhibit 10.2 to ACCO Brands Corporation’s Current Report on Form 8-K dated August 3,2005 and filed August 8, 2005 (File No. 001-08454))

10.8	Copy of resolutions of the Board of Directors of ACCO, adopted August 3, 2005, approving the conversion to ACCO stock options of certain stock options granted pursuant to the Fortune Brands, Inc. 1999 Long-Term Incentive Plan (the “Fortune 1999 LTIP”), the Fortune Brands, Inc. 2003 Long-Term Incentive Plan (the “Fortune 2003 LTIP”), the General Binding Corporation 1989 Stock Option Plan, as amended and restated (the “GBC 1989 Stock Option Plan”), the General Binding Corporation 2001 Stock Incentive Plan for Employees (the “GBC 2001 Stock Plan”) and the General Binding Corporation Non-Employee Directors 2001 Stock Option Plan (the “GBC 2001 Directors Plan”) and the conversion to ACCO restricted stock units of certain restricted stock units that did not vest in full upon consummation of the merger of Acquisition Sub and GBC (incorporated by reference to Exhibit 10.4 to ACCO Brands Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 25,2005 (File No. 001-08454))

10.9	ACCO Brands Corporation Annual Executive Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 to ACCO Brands Corporation’s Current Report on Form 8-K dated August 3, 2005 and filed August 8, 2005)

10.10	ACCO Brands Corporation Deferred Compensation Plan for Non-employee Directors (incorporated by reference to Exhibit 10.1 to ACCO Brands Corporation’s Current Report on Form 8-K filed December 12, 2005)

10.11	Tax Allocation Agreement, dated as of August 16, 2005,between ACCO World Corporation and Fortune Brands, Inc. (incorporated by reference to Exhibit 10.1 to ACCO Brands Corporation’s Current Report on Form 8-K dated August 12, 2005 and filed August 17, 2005)

10.12	Tax Allocation Agreement, dated as of August 16, 2005,between General Binding Corporation and Lane Industries, Inc. (incorporated by reference to Exhibit 10.2 to ACCO Brands Corporation’s Current Report on Form 8-K dated August 12, 2005 and filed August 17, 2005 (File No. 001-08454))

10.13	Transition Services Agreement, dated as of August 16, 2005,between ACCO World Corporation and Fortune Brands, Inc.(incorporated by reference to Exhibit 10.20 to ACCO Brands Corporation’s Registration Statement on Form S-4 (File No. 333-128784))

10.14	Description of changes to terms of oral employment agreements for David P. Campbell, Chairman of the Board of Directors and Chief Executive Officer, Neal V. Fenwick, Executive Vice President and Chief Financial Officer, Dennis L. Chandler, Chief Operating Officer, Office Products Division and Steven Rubin, Vice President, General Counsel and Secretary (incorporated by reference to Item 1.01 of ACCO Brands Corporation’s Current Report on Form 8-K dated September 27, 2005 and filed October 3, 2005 (File No. 001-08454))

10.15	Description of changes to terms of oral employment agreements for David D. Campbell, Chairman of the Board of Directors and Chief Executive Officer, Neal V. Fenwick, Executive Vice President and Chief Financial Officers, Dennis L. Chandler, Chief Operating Officer, Office Products Division, John E. Turner, President Industrial and Print Finishing Group and Boris Elisman, President — Kensington Computer Accessories (incorporated by reference to Item 1.01 of ACCO Brands Corporation’s Current Report on Form 8-K dated February 28, 2006 and filed March 6, 2006 (File No. 001-08454)

10.16	Employee Matters Agreement, dated as of March 15, 2005, by and among Fortune Brands, Inc., ACCO World Corporation and General Binding Corporation (incorporated by reference to Exhibit 10.2 to ACCO Brands Corporation’s Registration Statement on Form S-4 (File No. 333-124946))

Number	Description of Exhibit

10.17	Executive Severance/Change in Control Agreement, dated as of August 26, 2000, by and between Steven Rubin and GBC (incorporated by reference to Exhibit 10.15 to General Binding Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (File No. 001-08454))

10.18	Executive Severance/Change in Control Agreement, dated as of August 26, 2000, by and between John E. Turner and GBC (incorporated by reference to Exhibit 10.18 to General Binding Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (File No. 001-08454))

10.19	Letter Agreement, dated as of September 5, 2003, between ACCO World Corporation and Neal Fenwick, Executive Vice President, Finance and Administration of ACCO World Corporation. (incorporated by reference to Exhibit 10.6 to ACCO Brands Corporation’s Registration Statement on Form S-4 (File No. 333-124946))

10.20	Letter Agreement, dated November 8, 2000, as revised in January 2001, between ACCO World Corporation and Neal Fenwick, Executive Vice President, Finance and Administration of ACCO World Corporation. (incorporated by reference to Exhibit 10.7 to ACCO Brands Corporation’s Registration Statement on Form S-4 (File No. 333-124946))

10.21	Letter Agreement, dated September 8, 1999, between ACCO World Corporation and Neal Fenwick, Executive Vice President, Finance and Administration of ACCO World Corporation (incorporated by reference to Exhibit 10.8 to ACCO Brands Corporation’s Registration Statement on Form S-4 (File No. 333-124946))

10.22	ACCO Executive Severance Plan and Summary Plan Description, as Amended and Restated effective October 1, 2002 (incorporated by reference to Exhibit 10.9 to ACCO Brands Corporation’s Registration Statement on Form S-4 (File No. 333-124946))

18.1	Letter dated March 20, 2006 from PricewaterhouseCoopers LLP, the Company’s registered public accounting firm, concerning a change in accounting principle.

21.1	Subsidiaries of the registrant

23.1	Consent of PricewaterhouseCoopers LLC

24.1	Power of attorney

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGISTRANT:

ACCO BRANDS CORPORATION

By:	/s/ David D. Campbell
David D. Campbell
Chairman of the Board and Chief Executive
Officer (principal executive officer)

By:	/s/ Neal V. Fenwick
Neal V. Fenwick
Executive Vice President and
Chief Financial Officer (principal financial officer)

By:	/s/ Thomas P. O’Neill, Jr.
Thomas P. O’Neill, Jr.
Vice President, Finance and Accounting (principal accounting officer)

March 22, 2006

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints David D. Campbell, Neal V. Fenwick, and Thomas P. O’Neill, Jr. and each of them, as his true and lawful attorneys-in-fact and agents, with power to act with or without the others and with full power of substitution and re-substitution, to do any and all acts and things and to execute any and all instruments which said attorneys and agents and each of them may deem necessary or desirable to enable the registrant to comply with the U.S. Securities and Exchange Act of 1934, as amended, and any rules, regulations and requirements of the U.S. Securities and Exchange Commission thereunder in connection with the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (the “Annual Report”), including specifically, but without limiting the generality of the foregoing, power and authority to sign the name of the registrant and the name of the undersigned, individually and in his capacity as a director or officer of the registrant, to the Annual Report as filed with the U.S. Securities and Exchange Commission, to any and all amendments thereto, and to any and all instruments or documents filed as part thereof or in connection therewith; and each of the undersigned hereby ratifies and confirms all that said attorneys and agents and each of them shall so or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on its behalf by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David D. Campbell David D. Campbell	Chairman of the Board and Chief Executive Officer (principal executive officer)	March 22, 2006

/s/ Neal V. Fenwick Neal V. Fenwick	Executive Vice President and Chief Financial Officer (principal financial officer)	March 22, 2006

/s/ Thomas P. O’Neill, Jr. Thomas P. O’Neill, Jr.	Vice President, Finance and Accounting (principal accounting officer)	March 22, 2006

/s/ George V. Bayly* George V. Bayly	Director	March 22, 2006

/s/ Dr. Patricia O. Ewers* Dr. Patricia O. Ewers	Director	March 22, 2006

/s/ G. Thomas Hargrove* G. Thomas Hargrove	Director	March 22, 2006

/s/ Robert J. Keller* Robert J. Keller	Director	March 22, 2006

/s/ Pierre E. Leroy* Pierre E. Leroy	Director	March 22, 2006

/s/ Gordon R. Lohman* Gordon R. Lohman	Director	March 22, 2006

/s/ Forrest M. Schneider* Forrest M. Schneider	Director	March 22, 2006

/s/ Norman H. Wesley* Norman H. Wesley	Director	March 22, 2006

/s/ Neal V. Fenwick * Neal V. Fenwick as Attorney-in-Fact

ACCO Brands Corporation
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

SCHEDULE II

Allowances for Doubtful Accounts

Changes in the allowances for doubtful accounts were as follows:

	Years Ended
	December 31,	December 27,	December 27,
	2005	2004	2003
	(In millions of dollars)

Balance at beginning of year	$6.1	$6.5	$7.3
Additions charged to expense	0.1	—	2.2
Deductions — write offs	(3.4)	(0.7)	(3.7)
Acquisition of GBC	8.8	—	—
Foreign exchange changes	(0.3)	0.3	0.7

Balance at end of year	$11.3	$6.1	$6.5

Allowances for Sales Returns

Changes in the allowances for sales returns were as follows:

	Years Ended
	December 31,	December 27,	December 27,
	2005	2004	2003
	(In millions of dollars)

Balance at beginning of year	$10.6	$11.5	$15.6
Additions charged to expense	36.9	29.8	26.4
Deductions — returns	(37.6)	(30.9)	(30.6)
Acquisition of GBC	6.9	—	—
Foreign exchange changes	—	0.2	0.1

Balance at end of year	$16.8	$10.6	$11.5

Allowances for Cash Discounts

Changes in the allowances for cash discounts were as follows:

	Years Ended
	December 31,	December 27,	December 27,
	2005	2004	2003
	(In millions of dollars)

Balance at beginning of year	$1.8	$1.3	$1.5
Additions charged to expense	10.7	9.1	9.4
Acquisition of GBC	0.5	—	—
Deductions — discounts taken	(11.3)	(8.6)	(9.6)
Foreign exchange changes	0.2	—	—

Balance at end of year	$1.9	$1.8	$1.3

ACCO Brands Corporation
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

SCHEDULE II
(continued)

Warranty Reserves

Changes in the reserve for warranty claims were as follows:

	Years Ended
	December 31,	December 27,	December 27,
	2005	2004	2003
	(In millions of dollars)

Balance at the beginning of the year	$2.7	$1.2	$0.7
Provision for warranties issued	2.0	3.4	1.6
Acquisition of GBC	2.6	—	—
Settlements made (in cash or in kind)	(2.9)	(1.9)	(1.1)

Balance at the end of year	$4.4	$2.7	$1.2

Income Tax Valuation Allowance

Changes in the deferred tax valuation allowances were as follows:

	Years Ended
	December 31,	December 27,	December 27,
	2005	2004	2003
	(In millions of dollars)

Balance at beginning of year	$12.4	$16.4	$14.5
Additions charged to expense	4.8	0.5	3.1
Acquisition of GBC	16.5	—	—
Deductions	(5.2)	(4.5)	(1.2)

Balance at end of year	$28.5	$12.4	$16.4