Form 10-Q
period 2006-03-31
ACCO BRANDS CORP
filed 2006-05-15
CIK 712034

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2006
Commission File Number 001-08454
ACCO Brands Corporation
(Exact Name of Registrant as Specified in Its Charter)

Delaware	36-2704017
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of May 1, 2006, the registrant had outstanding 53,168,768 shares of Common Stock.

     This Quarterly Report on Form 10-Q contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results of operations of the registrant could differ materially from those projected in the forward-looking statements as a result of a number of important factors. For a discussion of important factors that could affect our results, please refer to Part I Item 1A. Risk Factors discussed in the Company’s annual report on Form 10-K and discussions set forth in Part I Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations below.
     Unless the context otherwise requires, the terms “ACCO Brands,” “we,” “us,” “our,” “the Company” and other similar terms refer to ACCO Brands Corporation and its consolidated subsidiaries, including GBC. The term “GBC” refers to General Binding Corporation, a Delaware corporation acquired by ACCO Brands in the merger described in Note 1, Basis of Presentation. The term “Fortune Brands” refers to Fortune Brands, Inc., a Delaware corporation, and the former parent company of ACCO Brands prior to the spin-off.
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
     It is suggested that the condensed consolidated financial statements included herein in PART I — ITEM 1. Financial Information, be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ACCO Brands Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

(in millions of dollars)	March 31,	December 31,
	2006	2005
	(Unaudited)
Assets
Current assets:
Cash and equivalents	$63.9	$91.1
Accounts receivable, net	403.5	438.9
Inventories, net	268.6	268.2
Deferred income taxes	41.2	37.5
Other current assets	45.1	25.3

Total current assets	822.3	861.0

Property, plant and equipment, net	234.7	239.8
Deferred income taxes	20.2	17.4
Goodwill	431.9	433.8
Identifiable intangibles, net	238.2	240.6
Prepaid pension	81.6	81.9
Other assets	51.3	55.0

Total assets	$1,880.2	$1,929.5

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable to banks	$4.8	$7.0
Current portion of long term debt	4.6	23.1
Accounts payable	180.0	150.1
Accrued compensation	22.8	27.7
Accrued customer program liabilities	102.0	122.9
Other current liabilities	118.6	122.2

Total current liabilities	432.8	453.0

Long term debt	883.6	911.8
Deferred income taxes	96.1	94.1
Postretirement and other liabilities	60.7	62.3

Total liabilities	1,473.2	1,521.2

Commitments and Contingencies — Note 12.

Common stock	0.5	0.5
Treasury stock	(1.1)	(1.1)
Paid-in capital	1,349.7	1,350.3
Unearned compensation	—	(5.2)
Accumulated other comprehensive income	5.2	11.0
Accumulated deficit	(947.3)	(947.2)

Total stockholders’ equity	407.0	408.3

Total liabilities and stockholders’ equity	$1,880.2	$1,929.5

See notes to condensed consolidated financial statements.

ACCO Brands Corporation and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)

(in millions of dollars, except per share data)	Three Months Ended
	March 31, 2006	March 25, 2005
Net sales	$468.6	$274.8
Cost of products sold	338.1	191.8
Advertising, selling, general and administrative expenses	107.5	56.3
Amortization of intangibles	2.5	0.6
Restructuring charges	6.8	—

Operating income	13.7	26.1

Interest expense	15.4	2.0
Other (income) expense, net	(1.5)	1.4

Income (loss) before income taxes, minority interest, and cumulative effect of change in accounting principle	(0.2)	22.7
Income taxes	(0.2)	11.4
Minority interest, net of tax	0.1	—

Net income (loss) before change in accounting principle	(0.1)	11.3
Cumulative effect of change in accounting principle, net of tax	—	3.3

Net income (loss)	$(0.1)	$14.6

Basic earnings per common share:
Income before change in accounting principle	$0.00	$0.32
Change in accounting principle	0.00	0.10

Net income	$0.00	$0.42

Diluted earnings per common share:
Income before change in accounting principle	$0.00	$0.32
Change in accounting principle	0.00	0.10

Net income	$0.00	$0.42

Weighted average number of shares outstanding
Basic	53.0	35.0
Diluted	53.0	35.5
See notes to condensed consolidated financial statements.

ACCO Brands Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

(in millions of dollars)	Three Months Ended
	March 31, 2006	March 25, 2005
Operating activities
Net income (loss)	$(0.1)	$14.6
Restructuring non-cash charges	0.4	—
Loss on sale of fixed assets	0.1	0.1
Depreciation	9.4	6.7
Amortization of debt issuance costs	1.1	—
Amortization of intangibles	2.5	0.7
Stock based compensation	4.5	—
Changes in balance sheet items:
Accounts receivable	35.7	57.1
Inventories	(0.9)	(8.6)
Other assets	(16.0)	(11.1)
Accounts payable	29.5	(18.0)
Accrued expenses and other liabilities	(36.8)	(60.8)
Accrued income taxes	(4.5)	(4.7)
Other operating activities, net	(0.8)	—

Net cash provided by (used by) operating activities	24.1	(24.0)
Investing activities
Additions to property, plant and equipment	(4.9)	(5.3)
Proceeds from the disposition of property, plant and equipment	0.4	—
Other investing activities	1.1	0.4

Net cash used by investing activities	(3.4)	(4.9)
Financing activities
Decrease in parent company investment	—	22.1
Repayments of long-term debt	(49.7)	—
Repayments of short-term debt, net	(2.1)	0.1
Proceeds from the exercise of stock options	3.6	—
Other financing activities	(0.1)	—

Net cash (used by) provided by financing activities	(48.3)	22.2
Effect of foreign exchange rate changes on cash	0.4	(0.7)

Net decrease in cash and cash equivalents	(27.2)	(7.4)
Cash and cash equivalents
Beginning of period	91.1	79.8

End of period	$63.9	$72.4

See notes to condensed consolidated financial statements

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Basis of Presentation
     The management of ACCO Brands Corporation is responsible for the accuracy and internal consistency of the preparation of the consolidated financial statements and footnotes contained in this quarterly report on Form 10Q.
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
     The condensed consolidated balance sheet as of March 31, 2006, the related condensed consolidated statements of income for the three months ended March 31, 2006 and March 25, 2005, and the related condensed consolidated statements of cash flows for the three months ended March 31, 2006 and March 25, 2005 are unaudited. In the opinion of management, all adjustments consisting of only normal recurring adjustments necessary for a fair presentation of the financial statements have been included. Interim results may not be indicative of results for a full year.
     During the third quarter of 2005, the Company’s financial reporting calendar for its ACCO North American businesses was changed to a calendar month end from the previous 25th day of the last month of each quarterly reporting period. The Company’s fiscal year end calendar, previously ended December 27th, was also changed to a calendar month end. The change was made to better align the reporting calendars of the Company and the acquired GBC businesses.
     The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.
     In December 2004, the Financial Accounting Standards Board (FASB) revised and reissued Statement of Financial Accounting Standards (SFAS) No. 123, “Share-Based Payment” (SFAS No. 123(R)), which requires companies to expense the fair value of employee stock options and similar awards. The Company adopted SFAS No. 123(R) effective January 1, 2006, using the modified prospective method. Refer to Note 2, Stock-Based Compensation, for further information about the Company’s share-based compensation plans and related accounting treatment in the current and prior periods.
2. Stock-Based Compensation
     As more fully described in the Company’s annual report on Form 10-K, in connection with becoming a separate public company after the spin-off, the Company established two stock-based compensation plans (the “ACCO Plans”) which include the Company’s 2005 Long Term Incentive Plan (the “LTIP”). Under the terms of the LTIP 4,200,000 shares of the Company’s common stock have been reserved for issuance in respect of stock based awards to its key employees and non-employee directors. Stock options from the Fortune Brands and GBC plans that were assumed in connection with the spin-off and merger that were not vested as of the spin-off date were converted to options to acquire ACCO Brands stock under the Company’s 2005 Assumed Option and Restricted Stock Unit Plan.

     As part of the acquisition and merger with GBC, options and restricted stock units held by former GBC employees were converted to similar awards of ACCO Brands stock on a one-for-one basis at the time of the merger. The fair value of these instruments was included as part of the purchase price of GBC, and a portion of the intrinsic value of the unvested options (and restricted stock units) was recorded as unearned compensation.
     On January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standard No. 123(R), “Share-Based Payment” (FAS 123(R)) using the modified prospective method. FAS 123(R) requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based upon the grant date fair value of those awards. Under the modified prospective method of adopting FAS 123(R), the Company will recognize compensation cost for all stock-based awards granted after January 1, 2006, plus any awards granted to employees prior to January 1, 2006 that remain unvested at that time. Under this method of adoption, no restatement of prior periods is made. As a result of adopting this standard the remaining amount of deferred compensation was reclassified to paid-in-capital.
     The following table summarizes the impact of all stock-based compensation on the Company’s consolidated financial statements for the quarter ended March 31, 2006 (under SFAS No. 123(R)).

Q1 2006
(in millions of dollars, except earnings per share)	(SFAS No. 123(R))

Advertising, selling, general and administrative expenses	$4.5
Income from continuing operations before income taxes	$4.5
Income tax expense	$1.6
Net income	$2.9

Basic earnings per share	$0.05

     There was no capitalization of stock based compensation expense. The incremental effect of adopting SFAS 123(R) was an additional pre-tax expense of $2.8 million.
     Prior to January 1, 2006, the Company recognized the cost of employee services received in exchange for equity awards in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock options. APB 25 required the use of the intrinsic value method, which measures compensation expense as the excess, if any, of the quoted market price of the stock at date of grant over the amount an employee must pay to acquire the stock. Accordingly, no compensation expense was recognized for stock option awards at the date of grant, but compensation expense was recognized for restricted stock unit (“RSU”) awards.
     During the quarter ended March 25, 2005, had compensation cost of employee services received in exchange for equity awards been recognized based on the grant-date fair value of those awards in accordance with the provisions of FAS 123(R), the Company’s net income and earnings per share would have been impacted as shown in the following table:

(in millions of dollars, except share data)	March 25,
2005
Net income — as reported	$14.6
Add: Stock-based employee compensation included in reported net income, net of tax	0.1
Deduct: Total stock-based employee compensation determined under the fair-value based method for all awards, net of tax	(1.1)

Pro forma net income	$13.6

Basic earnings per share, as reported	$0.42
Diluted earnings per share, as reported	$0.42
Pro forma net earnings per share — basic	$0.39
Pro forma net earnings per share — diluted	$0.38

     Information regarding 2005 compensation expense related to stock options of Fortune Brands held by ACCO Brands employees is discussed in the Company’s annual report on Form 10-K.
Stock Options
     The exercise price of each stock option equals or exceeds the market price of the Company’s stock on the date of grant. Options can generally be exercised over a maximum term of up to 10 years. Options generally vest ratably over the shorter of three years or one year after the date of grant upon the retirement of an employee (age 55, with at least 5 years of service) . The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model using the weighted average assumptions as outlined in the following table:

	Three Months Ended	Three Months Ended
	March 31, 2006	March 31, 2005
Weighted average expected lives	4.5 years	4.5 years
Weighted average risk-free interest rate	3.4%	3.8%
Weighted average expected volatility	35.0%	24.0%
Expected dividend yield	0.0%	1.6%
Weighted average fair value	$8.01	$4.59
     The Company has utilized historical volatility for a pool of peer companies for a period of time that is comparable to the expected life of the option to determine volatility assumptions.
     A summary of the changes in stock options outstanding under the Company’s option plans during the quarter ended March 31, 2006 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
	Number	Exercise	Contractual	Aggregate
	Outstanding	Price	Term	Intrinsic Value
Outstanding at December 31, 2005	5,790,394	$17.55
Granted	42,000	$23.18
Exercised	(277,040)	$12.46
Lapsed	(45,622)	$19.40

Outstanding at March 31, 2006	5,509,732	$17.83	7.39 years	$24.1 million
Exercisable shares at March 31, 2006	2,051,551	$14.47	7.73 years	$15.9 million
Options vested or expected to vest	5,234,245	$17.83	7.39 years	$22.9 million
     The total intrinsic value of options exercised during the quarter ended March 31, 2006 was $3.2 million. The fair value of options that vested during the quarter ended March 31, 2006 was $1.2 million. The corporation received cash of $3.6 million from the exercise of stock options during the quarter ended March 31, 2006. As of March 31, 2006, the Company had $20.4 million of total unrecognized compensation expense related to stock option plans that will be recognized over a weighted average period of 1.7 years.
Stock Unit Awards
     There were 29,546 and 25,600 GBC restricted stock units outstanding as of March 31, 2006, which had previously been granted in 2004 and 2005, respectively, which were converted to ACCO Brands restricted stock units in connection with the merger. These awards will vest in 2007 and 2008, respectively. The 2005 LTIP provides for stock based awards in the form of restricted stock units, performance stock units (“PSU”), restricted stock, incentive and non-qualified stock options, and stock appreciation rights, any of which may be granted alone or with other types of awards and dividend equivalents. Restricted stock units vest over a pre-determined period of time, typically three years from grant. Performance stock units also vest over a pre-determined period of time, presently 3 years, but are further subject to the achievement of certain business performance criteria in 2008. Based upon the level of achieved performance, the number of shares actually awarded can vary from 0% to 150% of the original grant.

     There were 336,776 restricted stock units outstanding at March 31, 2006 that were granted in 2005 and will vest in 2008 and 10,722 that were granted in 2006 and will vest in 2009. Also outstanding at March 31, 2006 were 370,000 and 11,500 performance stock units granted in 2005 and 2006 respectively, all of which will vest in 2008. Upon vesting, all of these awards will be converted into the right to receive one share of common stock of the Company for each unit that vests. The cost of these awards is determined using the fair value of the shares on the date of grant, and compensation expense is recognized over the period during which the employees provide the requisite service to the corporation. A summary of the changes in the stock unit awards outstanding under the Company’s equity compensation plans during the first quarter of fiscal 2006 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
		Grant	Contractual
	Shares	Date Fair	Term
	(in thousands)	Value	(years)

Unvested stock units at December 31, 2005	768,062	$22.11	2.9
Granted	22,222	$23.22	2.8
Vested	—	—	—
Forfeited	(6,140)	$22.05	2.6

Unvested stock units at March 31, 2006	784,144	$22.14	2.6
Exercisable stock units at March 31, 2006	—	—	—
     There were no stock unit awards that vested during the quarter ended March 31, 2006. As of March 31, 2006, the Company had $14.5 million of total unrecognized compensation expense related to stock unit awards which will be recognized over the weighted average period of 2.0 years. The Company will satisfy the requirement for delivering the common shares for stock-based plans by issuing new shares.
     SFAS No. 123(R) changes the presentation of realized excess tax benefits associated with exercised stock options in the statement of cash flows. Prior to the adoption of SFAS No. 123(R), such realized tax benefits were required to be presented as an inflow within the operating section of the cash flow statement. Under SFAS No. 123(R), such realized tax benefits are presented as an inflow within the financing section of the statement. Excess income tax benefits realized from stock option exercises were $1.2 million and $0.6 million during the quarters ended March 31, 2006 and March 25, 2005, respectively.
3. Inventories
     Inventories are stated at the lower of cost or market value. The components of inventories were as follows:

	March 31, 2006	December 31, 2005
(in millions of dollars)
Raw materials	$40.5	$39.7
Work-in-process	10.9	10.3
Finished goods	217.2	218.2

Total	$268.6	$268.2

4. Acquisition and Merger
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
     The aggregate purchase price of $424.4 million was comprised primarily of 17.1 million shares of ACCO Brands common stock which was issued to GBC shareholders with a fair value of $392.4 million. ACCO Brands is continuing to develop its integration plans. Goodwill is expected to increase as integration plans, including costs related to the closure of GBC facilities and other actions, are finalized.
     Of the $129.0 million of purchase price assigned to intangible assets, $38.2 million was assigned to customer relationships with estimated remaining amortizable lives of approximately 13.5 years, amortizing on an accelerated basis, and $10.5 million was assigned to developed technology with an estimated life of approximately 8.5 years. The remaining $80.3 million was assigned to indefinite-lived intangibles, primarily trademarks. The excess of purchase price over the fair value of net assets of $432.4 million, has been allocated to goodwill and reflects the benefit the Company expects to realize from expanding its scale in the office products market, and from expected operating cost synergies. The Company expects that the majority of the synergies to be realized by the acquisition of GBC will occur in the Office Products Group and that the majority of goodwill will be assigned to the Office Products segment.
     The following table provides unaudited pro forma results of operations for the period noted below, as if the acquisition had occurred on the first day of the Company’s fiscal year of 2005. The pro forma amounts are not necessarily indicative of the results that would have occurred if the acquisition had been completed at that time.

March 25,
2005
(in millions of dollars, except per share data)
Revenues	$454.7
Net income before change in accounting principle	0.6
Change in accounting principle, net of tax	3.3

Net income	$3.9

Basic earnings per share, before change in accounting principle	$0.01
Diluted earnings per share, before change in accounting principle	$0.01
Basic earnings per share, net income	$0.08
Diluted earnings per share, net income	$0.07

Basic weighted average shares	51.3
Diluted weighted average shares	52.1
     The pro forma amounts are based on the historical results of operations, and are adjusted for depreciation and amortization of definite lived intangibles and property, plant and equipment, and other charges related to acquisition accounting which will continue beyond the first full year of acquisition. These pro forma results of operations for the three months ended March 25, 2005 do not include $5.4 million of one-time expense related to the step-up in inventory value that was recorded as an adjustment to the opening balance sheet of GBC as presented in the Company’s Form 8-K as furnished in February, 2006. The SEC requirements regulating pro forma disclosure (SEC Regulation S-X, Article 11) are different than generally accepted accounting principles.
     The Company has progressed its plans for the future integration of the combined businesses. These plans are expected to be completed no later than twelve months following the date of acquisition. Included in the preliminary determination of goodwill are accruals for certain estimated costs, including those related to the closure of GBC facilities, the termination of GBC lease agreements and to GBC employee-related severance arrangements. The amount provided for these costs as of the date of acquisition is $27.8 million. The following tables provide a reconciliation of the activity by cost category, since the acquisition date.

     Reconciliation of the Company’s integration reserve activity as of March 31, 2006:

	Balance at			Balance at
	December 31,		Cash	March 31,
(in millions of dollars)	2005	Additions to Reserve	Expenditures	2006

Employee termination costs	$9.4	$0.5	$(1.3)	$8.6
Termination of lease agreements	6.5	0.1	—	6.6
Other	3.1	0.6	0.3	4.0

	$19.0	$1.2	$(1.0)	$19.2

     Reconciliation of the Company’s integration reserve activity as of December 31, 2005:

	Balance at		Balance at
	Acquisition,	Cash	December 31,
(in millions of dollars)	August 17, 2005	Expenditures	2005

Employee termination costs	$15.8	$(6.4)	$9.4
Termination of lease agreements	6.5	—	6.5
Other	4.3	(1.2)	3.1

	$26.6	$(7.6)	$19.0

5. Goodwill and Intangibles
     The Company had goodwill of $431.9 million as of March 31, 2006. The decrease in goodwill during the three months ended March 31, 2006 was $1.9 million. The change was related to adjustments to assets acquired as part of the opening GBC balance sheet, partially offset by the addition of further business integration reserves described in Note 4, Acquisition and Merger.
     The gross carrying value and accumulated amortization by class of identifiable intangible assets as of March 31, 2006 and December 31, 2005 are as follows:

	As of March 31, 2006				As of December 31, 2005
	Gross			Net	Gross			Net
	Carrying	Accumulated		Book	Carrying	Accumulated		Book
(in millions of dollars)	Amounts	Amortization		Value	Amounts	Amortization		Value
Indefinite-lived intangible assets:
Tradenames	$221.6	$(44.5	)(1)	$177.1	$221.6	$(44.5	)(1)	$177.1
Amortizable intangible assets:
Tradenames	36.4	(19.9)		16.5	36.1	(19.4)		16.7
Customer and contractual relationships	38.8	(4.5)		34.3	38.8	(2.7)		36.1
Patents/proprietary technology	11.2	(0.9)		10.3	11.2	(0.5)		10.7

Sub-total	86.4	(25.3)		61.1	86.1	(22.6)		63.5

Total identifiable intangibles	$308.0	$(69.8)		$238.2	$307.7	$(67.1)		$240.6

(1)	Accumulated amortization prior to the adoption of SFAS No. 142 “Goodwill and Other Intangible Assets”.
     The Company’s intangible amortization was $2.5 million and $0.7 million for the quarters ended March 31, 2006 and March 25, 2005, respectively. Estimated 2006 amortization is $10 million, and is expected to decline by approximately $1 million for each of the 5 years following.
6. Transactions with Fortune Brands, Inc.
     Certain services were provided to ACCO Brands by Fortune Brands, Inc., ACCO Brands’ parent company prior to the spin-off and merger described in Note 1, Basis of Presentation. Executive compensation and consulting expenses paid by Fortune Brands, Inc. on behalf of ACCO Brands were allocated based on actual direct costs incurred. Where specific identification of expenses was not practicable, the cost of such services was allocated based on the most relevant allocation method to the service provided. Costs for the most significant of these services, legal and internal audit, were allocated to ACCO Brands based on the relative percentage of net sales and total assets, respectively, of ACCO Brands to Fortune Brands, Inc. The cost of all other services have been allocated to ACCO Brands based on the most relevant allocation method to the service provided, either net sales of ACCO Brands as a percentage of net sales of Fortune Brands, Inc., total assets of ACCO Brands as a percentage of total assets of Fortune Brands, Inc., or headcount of ACCO Brands as a percentage of headcount of Fortune Brands, Inc. Total expenses, other than interest allocated to ACCO Brands, were $0.7 million for the three month period ended March 25, 2005.

     In addition, interest expense associated with Fortune Brands’ outstanding debt was allocated to ACCO Brands based upon the average net assets of ACCO Brands as a percentage of the parent’s average net assets, plus average consolidated debt not attributable to other operations of Fortune Brands, Inc. ACCO Brands believes this method of allocating interest expense produced reasonable results because average net assets is a significant factor in determining the amount of the former parent company’s borrowings. Total interest expense allocated to ACCO Brands was $2.7 million for the three month period ended March 25, 2005.
7. Pension and Other Retiree Benefits
     The components of net periodic benefit cost for pension and postretirement benefits for the three months ended March 31, 2006 and March 25, 2005 are as follows:

	Three Months Ended
	Pension Benefits				Postretirement
	U.S.		International
	March 31, 2006	March 25, 2005	March 31, 2006	March 25, 2005	March 31, 2006	March 25, 2005
(in millions of dollars)
Service cost	$1.3	$1.2	$1.2	$1.1	$0.1	$—
Interest cost	2.0	1.9	2.9	3.6	0.2	0.2
Expected return on plan assets	(2.8)	(3.0)	(3.9)	(4.3)	—	—
Amortization of prior service cost	—	—	0.3	0.5	—	—
Amortization of net loss (gain)	0.3	0.1	0.6	1.3	(0.2)	(0.3)

Net periodic benefit cost (income)	$0.8	$0.2	$1.1	$2.2	$0.1	$(0.1)

The company expects to contribute approximately $10.0 million to its pension plans in 2006. For the three months ended March 31, 2006, the Company has contributed approximately $1.2 million to these plans.
8. Long-Term Debt and Short-Term Borrowings
     Notes payable and long-term debt consisted of the following at March 31, 2006 and December 31, 2005:

	March 31,	December 31,
(in millions of dollars)	2006	2005
Credit Facilities
U.S. Dollar Senior Secured Term Loan Credit Facility (weighted-average floating interest rate of 6.42% at March 31, 2006 and 5.97% at December 31, 2005)	$370.0	$399.0
British Pound Senior Secured Term Loan Credit Facility (weighted-average floating interest rate of 6.60% at March 31, 2006 and 6.61% at December 31, 2005)	95.5	106.5
Euro Senior Secured Term Loan Credit Facility (weighted-average floating interest Rate of 4.56% at March 31, 2006 and 4.27% at December 31, 2005)	72.1	78.7
Notes Payable
U.S. Dollar Senior Subordinated Notes, due 2015 (fixed interest rate of 7.625%)	350.0	350.0
Other borrowings	5.4	7.7

Total debt	893.0	941.9
Less-current portion of long-term debt	(9.4)	(30.1)

Total long-term debt	$883.6	$911.8

     As more fully described in the Company’s annual report on Form 10-K, the Company must meet certain restrictive debt covenants under the senior secured credit facilities and the indenture governing the senior subordinated notes also contains certain covenants. As of and for the periods ended March 31, 2006 and December 31, 2005, the Company was in compliance with all applicable covenants. On February 13, 2006 the Company entered into an amendment of its senior secured credit facilities waiving any default that may have arisen as a result of the restatement of the Company’s financial statements related to income taxes as discussed in the 2005 annual report on Form 10K in February, 2006.
9. Restructuring and Restructuring-Related Charges
     In March of 2005, the Company announced its plan to merge with GBC and took certain restructuring actions in preparation for the merger. Subsequent to the merger, additional restructuring actions have been initiated which will result in the closure or consolidation of facilities which are engaged in manufacturing and distributing the Company’s products, primarily in the United States and Europe. The Company has accrued employee termination benefits, lease cancellations and abandonment costs related to these actions. Additional charges are expected to be incurred throughout 2006 and 2007 as the Company continues to identify and implement phases of its strategic and business integration plans.
     A summary of the activity in the restructuring accounts and reconciliation of the liability for, and as of, the three months ended March 31, 2006 is as follows:

	Balance at			Non-cash	Balance at
	December 31,		Cash	Write-offs/	March 31,
(in millions of dollars)	2005	Total Provision	Expenditures	Currency Change	2006

Rationalization of operations
Employee termination costs	$0.8	$6.8	$(0.8)	$0.1	$6.9
International distribution and lease agreements	5.2	—	(0.3)	—	4.9
Loss on disposal of assets	0.4	—	—	(0.3)	0.1

	$6.4	$6.8	$(1.1)	$(0.2)	$11.9

     Of the 436 positions planned for elimination under restructuring initiatives provided for through March 31, 2006, 35 had been eliminated as of the balance sheet date.
     Management expects the $6.9 million employee termination costs balance to be settled within the next twelve months. Certain lease costs included in the $4.9 million balance are expected to continue until the last lease terminates in 2013.
     In association with the Company’s restructuring, certain non-recurring costs were expensed to cost of products sold and advertising, selling, general and administrative expense in the income statement. These charges were principally related to the implementation of the new company footprint, including internal and external project management costs, and to strategic product category exits. For the three months ended March 31, 2006 and March 25, 2005 these charges totaled $1.9 million and $0.0 million, respectively. In addition, the final charges related to planning for the integration of ACCO Brands and GBC businesses of $0.9 million were recorded during the quarter ended March 31, 2006 and were classified in advertising, selling, general and administrative expense in the income statement. The Company expects to record additional amounts as it continues its restructuring initiatives.
10. Information on Business Segments
     The Company’s four business segments are described below:
     Office Products Group
     Office Products includes four broad consumer-focused product groupings throughout our global operations. These product groupings are: Workspace Tools (stapling and punch products and supplies), Visual Communication (dry erase boards, easels, laser pointers and overhead projectors), Document Communication (personal and office use binding and laminating machines) and Storage and Organization (storage bindery, filing systems, storage boxes, business essentials). Our businesses, principally in North America, Europe and Asia-Pacific distribute and sell such products on a regional basis.
     Our office products are manufactured internally or sourced from outside suppliers. The customer base to which our office products are sold is made up of large global and regional resellers of our product. It is through these large resellers that the Company’s office products reach the end consumer.

Computer Products Group
     Computer Products designs, distributes, markets and sells accessories for laptop and desktop computers and Apple iPod products. These accessories primarily include security locks, power adapters, input devices such as mice and keyboards, computer carrying cases, hubs and docking stations and technology accessories for iPods. Computer Products sells, mostly under the Kensington brand name, with the majority of its revenue coming from the U.S. and Western Europe.
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
Commercial — Industrial and Print Finishing Group
     The Industrial and Print Finishing Group (“IPFG”) targets book publishers, “print-for-pay” and other finishing customers who use our professional grade finishing equipment and supplies. The Industrial and Print Finishing Group’s primary products include thermal and pressure-sensitive laminating films, mid-range and commercial high-speed laminators, large-format digital print laminators and other automated finishing products. IPFG’s products and services are sold worldwide through direct and dealer channels.
Other Commercial
     Other Commercial consists of a grouping of our various Document Finishing businesses located in dispersed geographic markets and our Day-Timers business. The results of these companies are not individually significant to the consolidated results of ACCO Brands.
     Our Document Finishing businesses sell binding and punching equipment, binding supplies, custom and stock binders and folders, and also provide maintenance and repair services. The Document Finishing products and services are primarily sold direct to high volume commercial end users, commercial reprographic centers and education markets in North America, Australia and Europe.
     Our Day-Timers business includes U.S., Australia, New Zealand and U.K. operating companies which sell personal organization tools and products regionally, primarily utilizing their own manufacturing, customer service and distribution structures. Approximately two-thirds of the Day-Timers business is through the direct channel, which markets product through periodic sales catalogs and ships product directly to our end user customer. The remainder of the business sells to large resellers and commercial dealers.
     Financial information by reportable segment is set forth below:
     Net sales by business segment are as follows:

	Three Months Ended
	March 31,	March 25,
(in millions of dollars)	2006	2005

Office Products Group	$311.1	$216.3
Computer Products Group	51.9	44.3
Commercial—IPFG	49.6	—
Other Commercial	56.0	14.2

Net sales	$468.6	$274.8

     Operating income by business segment is as follows:

(in millions of dollars)	Three Months Ended
	March 31,	March 25,
	2006	2005

Office Products Group	$6.0	$19.6
Computer Products Group	8.3	8.9
Commercial—IPFG	4.8	—
Other Commercial	4.1	0.2

Sub-total	23.2	28.7
Corporate	(9.5)	(2.6)

Operating income	13.7	26.1
Interest expense	15.4	2.0
Other expense (income)	(1.5)	1.4

Income (loss) before taxes, minority interest and change in accounting principle	$(0.2)	$22.7

     Operating income as presented in the segment table above is defined as i) net sales, ii) less cost of products sold, iii) less advertising, selling, general and administrative expenses, iv) less amortization of intangibles, and v) less restructuring charges.
11. Earnings per Share
     The distribution and merger discussed in Note 1, Basis of Presentation significantly impacted the capital structure of the Company. ACCO Brands’ Certificate of Incorporation provides for 200 million authorized shares of Common Stock with a par value of $0.01 per share. Approximately 35.0 million shares of the Company’s common stock were issued to shareholders of Fortune and a minority shareholder of the Company in connection with the spin-off. In connection with the Merger, approximately 17.1 million additional shares were issued to GBC’s shareholders and employees in exchange for their GBC common and Class B common shares and restricted stock units that converted into the right to receive the Company’s common stock upon consummation of the Merger. Total outstanding shares as of March 31, 2006 were 53.0 million. These amounts, as well as the dilutive impact of ACCO Brands stock options on the date of the spin-off have been used in the basic and dilutive earnings per common share calculation below for all periods prior to the spin-off.
     The calculation of basic earnings per common share is based on the weighted average number of common shares outstanding in the year, or period, over which they were outstanding. The Company’s diluted earnings per common share assume that any common shares outstanding were increased by shares that would be issued upon exercise of those stock options for which the average market price for the period exceeds the exercise price; less, the shares which could have been purchased by the Company with the related proceeds including compensation expense measured but not yet recognized, net of tax.

(in millions of dollars)	Three Months Ended
	March 31,	March 25,
	2006	2005
Weighted average number of common shares outstanding — basic	53.0	35.0
Employee stock options (1)	—	0.5
Restricted stock units (1)	—	—

Adjusted weighted-average shares and assumed conversions — diluted	53.0	35.5

(1)	The company has dilutive shares related to stock options and restricted stock units that were granted under the Company’s stock compensation plans. As the company had a net loss at March 31, 2006, potentially dilutive shares (an additional 1.0 million shares) were not included in the 2006 diluted earnings per share as they would have been anti-dilutive.

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
13. Comprehensive Income (Loss)
     Comprehensive income is defined as net income and other changes in stockholders’ equity from transactions and other events from sources other than stockholders, including currency translation gains and losses. Total comprehensive income (loss) recognized during the three months ended March 31, 2006 and March 25, 2005 was $(5.9) million and $12.3 million, respectively.
14. Condensed Consolidated Financial Information
     Following the Distribution and Merger the Company’s 100% owned domestic subsidiaries were required to jointly and severally, fully and unconditionally guarantee the notes issued in connection with the merger with GBC. Rather than filing separate financial statements for each guarantor subsidiary with the Securities and Exchange Commission, the Company has elected to present the following consolidating financial statements which detail the results of operations for the three months ended March 31, 2006 and March 25, 2005, cash flows for the three months ended March 31, 2006 and March 25, 2005 and financial position as of March 31, 2006 and December 31, 2005 of the Company and its guarantor and non-guarantor subsidiaries (in each case carrying investments under the equity method), and the eliminations necessary to arrive at the reported consolidated financial statements of the Company.

Condensed Consolidating Balance Sheets (Unaudited)

	March 31, 2006
(in millions of dollars)
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$0.3	$36.2	$27.4	$—	$63.9
Accounts receivable, net	—	198.1	205.4	—	403.5
Inventory, net	—	148.1	120.5	—	268.6
Receivables from affiliates	308.2	28.5	46.2	(382.9)	—
Deferred taxes receivable	5.2	26.0	10.0	—	41.2
Other current assets	0.9	22.6	21.6	—	45.1

Total current assets	314.6	459.5	431.1	(382.9)	822.3
Property, plant and equipment, net	0.2	107.1	127.4	—	234.7
Deferred income taxes	(1.2)	16.4	5.0	—	20.2
Goodwill	431.9	—	—	—	431.9
Intangibles, net	70.3	103.4	64.5	—	238.2
Prepaid pension	—	28.6	53.0	—	81.6
Other assets	21.3	(0.4)	30.4	—	51.3
Investment in, long term receivable from, affiliates	519.5	964.0	189.3	(1,672.8)	—

Total assets	$1,356.6	$1,678.6	$900.7	$(2,055.7)	$1,880.2

Liabilities and Stockholders’ Equity
Current liabilities
Notes payable to banks	$—	$—	$4.8	$—	$4.8
Current portion of long term debt	1.0	—	3.6	—	4.6
Accounts payable	—	99.7	80.3	—	180.0
Accrued customer program liabilities	—	57.3	44.7	—	102.0
Other current liabilities	1.9	71.3	68.2	—	141.4
Payables to affiliates	9.7	690.6	58.5	(758.8)	—

Total current liabilities	12.6	918.9	260.1	(758.8)	432.8
Long term debt	719.0	—	164.6	—	883.6
Long-term notes payable to affiliates	188.5	—	29.1	(217.6)	—
Deferred income tax	24.3	26.7	45.1	—	96.1
Postretirement and other liabilities	5.2	21.2	34.3	—	60.7

Total liabilities	949.6	966.8	533.2	(976.4)	1,473.2
Stockholder’s equity common stock	0.5	600.9	23.4	(624.3)	0.5
Treasury stock, at cost	(1.1)	—	—	—	(1.1)
Paid-in capital	1,349.7	609.0	276.7	(885.7)	1,349.7
Accumulated other comprehensive income (loss)	5.2	(3.8)	7.5	(3.7)	5.2
Accumulated deficit	(947.3)	(494.3)	59.9	434.4	(947.3)

Total stockholders’ equity	407.0	711.8	367.5	(1,079.3)	407.0

Total liabilities and stockholders’ equity	$1,356.6	$1,678.6	$900.7	$(2,055.7)	$1,880.2

Condensed Consolidating Balance Sheets

	December 31, 2005
(in millions of dollars)
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$17.9	$24.2	$49.0	$—	$91.1
Accounts receivable, net	—	235.6	203.3	—	438.9
Inventory, net	—	150.1	118.1	—	268.2
Receivables from affiliates	321.5	28.8	45.6	(395.9)	—
Deferred income taxes	5.1	25.7	6.7	—	37.5
Other current assets	1.3	9.8	14.2	—	25.3

Total current assets	345.8	474.2	436.9	(395.9)	861.0
Property, plant and equipment, net	0.2	110.0	129.6	—	239.8
Deferred income taxes	(2.9)	13.5	6.8	—	17.4
Goodwill	433.8	—	—	—	433.8
Identifiable intangibles, net	70.3	104.3	66.0	—	240.6
Prepaid pension	—	29.3	52.6	—	81.9
Other assets	21.9	10.5	22.6	—	55.0
Investment in, long term receivable from, affiliates	522.3	982.4	190.3	(1,695.0)	—

Total assets	$1,391.4	$1,724.2	$904.8	$(2,090.9)	$1,929.5

Liabilities and Stockholders’ Equity
Current liabilities
Notes payable to banks	$—	$—	$7.0	$—	$7.0
Current portion long term debt	4.0	—	19.1	—	23.1
Accounts payable	—	80.6	69.5	—	150.1
Accrued income taxes	(5.4)	9.8	(0.5)	—	3.9
Accrued customer program liabilities	—	77.5	45.4	—	122.9
Accrued compensation and other liabilities	15.5	67.8	62.7	—	146.0
Payables to affiliates	8.4	716.0	66.8	(791.2)	—

Total current liabilities	22.5	951.7	270.0	(791.2)	453.0
Long term debt	745.0	—	166.8	—	911.8
Long term notes payable to affiliates	188.5	—	30.7	(219.2)	—
Deferred income tax	24.5	25.8	43.8	—	94.1
Postretirement and other liabilities	2.6	24.3	35.4	—	62.3

Total liabilities	983.1	1,001.8	546.7	(1,010.4)	1,521.2
Common stock stockholder’s equity	0.5	486.9	23.4	(510.3)	0.5
Common stock class B	—	114.0	—	(114.0)	—
Treasury stock, at cost	(1.1)	—	—	—	(1.1)
Paid-in capital	1,350.3	640.1	277.1	(917.2)	1,350.3
Unearned compensation	(5.2)	—	—	—	(5.2)
Accumulated other comprehensive income	11.0	(11.2)	9.2	2.0	11.0
Accumulated deficit	(947.2)	(507.4)	48.4	459.0	(947.2)

Total stockholders’ equity	408.3	722.4	358.1	(1,080.5)	408.3

Total liabilities and stockholders’ equity	$1,391.4	$1,724.2	$904.8	$(2,090.9)	$1,929.5

Condensed Consolidating Income Statements (Unaudited)

	Three Months Ended March 31, 2006
(in millions of dollars)
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated

Unaffiliated sales	$—	$246.2	$222.4	$—	$468.6
Affiliated sales	—	16.8	13.2	(30.0)	—

Net sales	—	263.0	235.6	(30.0)	468.6
Cost of products sold	—	199.3	168.8	(30.0)	338.1
Advertising, selling, general and administrative expenses	11.8	51.8	43.9	—	107.5
Amortization of intangibles	—	1.3	1.2	—	2.5
Restructuring charges	0.1	2.4	4.3	—	6.8

Operating income (loss)	(11.9)	8.2	17.4	—	13.7
Interest (income)/expense from affiliates	(0.3)	—	0.3	—	—
Interest (income)/expense	12.9	0.1	2.7	(0.3)	15.4
Other (income)/expense, net	(1.3)	0.3	(0.8)	0.3	(1.5)

Income (loss) before taxes, minority interest and earnings of wholly owned subsidiaries	(23.2)	7.8	15.2	—	(0.2)
Income taxes	(4.0)	(1.2)	5.0	—	(0.2)
Minority interest, net of tax	—	—	0.1	—	0.1

Income (loss) before earnings/(losses) of wholly owned subsidiaries	(19.2)	9.0	10.1	—	(0.1)
Earnings/(losses) of wholly owned subsidiaries	19.1	5.1	—	(24.2)	—

Net income (loss)	$(0.1)	$14.1	$10.1	$(24.2)	$(0.1)

Condensed Consolidating Income Statements (Unaudited)

	Three Months Ended March 25, 2005
(in millions of dollars)
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated

Unaffiliated sales	$—	$136.8	$138.0	$—	$274.8
Affiliated sales	—	3.1	6.4	(9.5)	—

Net sales	—	139.9	144.4	(9.5)	274.8
Cost of products sold	—	103.8	97.5	(9.5)	191.8
Advertising, selling, general and
administrative expenses	2.1	28.5	25.7	—	56.3
Amortization of intangibles	—	—	0.6	—	0.6

Operating income (loss)	(2.1)	7.6	20.6	—	26.1
Interest (income) expense from affiliates	(5.0)	5.0	—	—	—
Interest (income) expense, including allocation from Parent	2.9	(0.1)	(0.8)	—	2.0
Other (income) expense, net	(4.9)	(0.1)	6.4	—	1.4

Income before taxes, cumulative effect of change in accounting principle and earnings of wholly owned subsidiaries	4.9	2.8	15.0	—	22.7
Income taxes	1.9	1.4	8.1	—	11.4

Net income before change in accounting principle	3.0	1.4	6.9	—	11.3
Change in accounting principle, net of tax	—	—	3.3	—	3.3

Income (loss) before earnings/(losses) of wholly owned subsidiaries	3.0	1.4	10.2	—	14.6
Earnings (losses) of wholly owned subsidiaries	11.6	1.1	—	(12.7)	—

Net income (loss)	$14.6	$2.5	$10.2	$(12.7)	$14.6

Condensed Consolidating Statement of Cash Flows (Unaudited)

	Three Months Ended March 31, 2006
(in millions of dollars)
	Parent	Guarantors	Non-Guarantors	Consolidated

Net cash (used in)/provided by operating activities:	$(24.6)	$29.1	$19.6	$24.1

Investing activities:
Additions to property, plant and equipment	—	(2.5)	(2.4)	(4.9)
Proceeds from the sale of property, plant and equipment	—	0.2	0.2	0.4
Other investing activities	(0.1)	—	1.2	1.1

Net cash (used) by investing activities	(0.1)	(2.3)	(1.0)	(3.4)
Financing activities:
Intercompany financing	32.6	(14.8)	(17.8)	—
Repayments on long-term debt	(29.0)	—	(20.7)	(49.7)
Repayments on short-term debt	—	—	(2.1)	(2.1)
Proceeds from the exercise of stock options	3.6	—	—	3.6
Other financing activities	(0.1)	—	—	(0.1)

Net cash (used)/provided by financing activities	7.1	(14.8)	(40.6)	(48.3)
Effect of foreign exchange rate changes on cash	—	—	0.4	0.4
Net increase/(decrease) in cash and cash equivalents	(17.6)	12.0	(21.6)	(27.2)
Cash and cash equivalents at the beginning of the period	17.9	24.2	49.0	91.1

Cash and cash equivalents at the end of the period	$0.3	$36.2	$27.4	$63.9

Condensed Consolidating Statement of Cash Flows (Unaudited)

	Three Months Ended March 25, 2005
(in millions of dollars)
	Parent	Guarantors	Non-Guarantors	Consolidated

Net cash (used in)/provided by operating activities:	$(3.1)	$(25.8)	$4.9	$(24.0)

Investing activities:
Additions to property, plant and equipment	—	(2.4)	(2.9)	(5.3)
Other investing activities	0.4	—	—	0.4

Net cash (used)/provided by investing activities	0.4	(2.4)	(2.9)	(4.9)
Financing activities:
Decrease in parent company investment	22.1	—	—	22.1
Intercompany financing	(50.7)	39.3	11.4	—
Net dividends	31.3	—	(31.3)	—
Proceeds on short-term debt	—	—	0.1	0.1

Net cash (used)/provided by financing activities	2.7	39.3	(19.8)	22.2
Effect of foreign exchange rate changes on cash	—	—	(0.7)	(0.7)
Net increase/(decrease) in cash and cash equivalents	—	11.1	(18.5)	(7.4)
Cash and cash equivalents at the beginning of the period	—	(13.4)	93.2	79.8

Cash and cash equivalents at the end of the period	$—	$(2.3)	$74.7	$72.4

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
     ACCO Brands Corporation is one of the world’s largest suppliers of branded office products (excluding furniture, computers, printers and bulk paper) to the office products resale industry. We design, develop, manufacture and market a wide variety of traditional and computer-related office products, supplies, binding and laminating equipment and consumable supplies, personal computer accessory products, paper-based time management products, presentation aids and label products. We have leading market positions and brand names, including Day-Timer®, Swingline®, Kensington®, Quartet®, GBC®, Rexel® and Wilson Jones®, among others.
     We also manufacture and market specialized laminating films for book printers, packaging and digital print lamination, as well as high-speed laminating and binding equipment targeted at commercial consumers.
     Our customers include retail superstores, commercial contract stationers, wholesalers, distributors, mail order catalogs, mass merchandisers, club stores and dealers. We also supply our products to commercial and industrial end-users and to the educational market.
     We enhance shareholder value by building our leading brands to generate sales, earn profits and create cash flow. We do this by targeting premium categories, which are characterized by high brand equity, high customer loyalty and a reasonably high price gap between branded and non-branded products. Our participation in value categories is limited to areas where we believe we have an economic advantage or where it is necessary to merchandise a complete category. We have announced our intention to adjust pricing or discontinue sale of approximately $75 million of low margin SKU’s by the end of 2006. Through a focus on research, marketing and innovation, we seek to develop new products that meet the needs of our consumers and commercial end-users, which, we believe, will increase the premium product positioning of our brands.
     Our strategy centers on maximizing profitability and high-return growth. Specifically, we seek to leverage our platform for organic growth through greater consumer understanding, product innovation, marketing and merchandising, disciplined category expansion including possible strategic transactions and continued cost realignment.
     In the near term, we are focused on realizing synergies from our merger with GBC. We have identified significant potential savings opportunities resulting from the merger, arising from cost reductions attributable to efficiencies and synergies expected to be derived from facility integration, headcount reduction, supply chain optimization and revenue enhancement. Our near-term priorities for the use of cash flow are to fund integration and restructuring-related activities and to pay down acquisition-related debt.
     The following discussion of historical results includes the consolidated financial results of operations for the former ACCO World Corporation businesses for the quarter ended March 25, 2005. In order to provide additional information relating to our operating results, we also present a discussion of our consolidated operating results as if ACCO Brands and GBC had been a combined company (pro forma) in the quarter ended March 25, 2005. We have included this additional information in order to provide further insight into our operating results, prior period trends and current financial position. This supplemental information is presented in a manner consistent with the disclosure requirements of Statement of Financial Accounting Standards (FAS No. 141), “Business Combinations,” which are described in more detail in Note 4, Acquisition and Merger, in the Notes to Condensed Consolidated Financial Statements. The discussion of operating results at the consolidated level is followed by a more detailed discussion of operating results by segment on both a historical and an adjusted pro forma basis.
     Our comparative discussion below includes references to the impact of a change in calendar days in comparison to the prior year. During the third quarter of 2005, the Company’s financial reporting calendar for its ACCO North American businesses was changed to a calendar month end from the previous 25th day of the last month of each quarterly reporting period. The Company’s fiscal year end calendar, previously ended December 27th, was also changed to a calendar month end. The change was made to better align the reporting calendars of the Company and the acquired GBC businesses. As a result, the Company’s first quarter ended March 31, 2006 includes the results of 2 additional calendar days in comparison to the prior year. It should be understood, however, that the impact of this change is influenced by a number of factors, including seasonality of the business. In addition, the Company’s business segments have both gained and lost sales revenues on a comparative basis, depending on the impact of seasonality on each business segment. While the impact of this change was not material to the overall business, the impact of the change in calendar is included in the segment discussions below where the impact is believed to be of use in understanding the change in results.
     Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the condensed financial statements of ACCO Brands Corporation and the accompanying notes contained therein.
Overview
     ACCO Brands’ results are dependent upon a number of factors affecting sales, pricing and competition. Historically, key drivers of demand in the office products industry have included trends in white collar employment levels, gross domestic product (GDP) and growth in the number of small businesses and home offices together with increasing usage of personal computers. Pricing and demand levels for office products have also reflected a substantial consolidation within the global resellers of office products. This has led to multiple years of industry pricing pressure and a more efficient level of asset utilization by customers, resulting in lower sales volumes for suppliers. We sell products in highly competitive markets, and compete against large international and national companies, as well as regional competitors and against our own customers’ direct and private-label sourcing initiatives.
     We continue to make substantial progress towards completion of our integration planning for the Office Products Group, and have made significant progress relocating our people, aligning our customer relationships and toward upgrading information technology systems. We have also announced and moved ahead with plans to close and consolidate or relocate various manufacturing, distribution and administrative operations. In addition, we have initiated a more formal review of the commercial businesses we acquired in the merger. This review is expected to be complete in the second half of 2006.
     Cash payments related to the restructuring and integration activities associated with the GBC companies have amounted to $8.6 million since the acquisition date. It is expected that additional disbursements will be made throughout 2006 and 2007 as the Company continues to identify and implement phases of its strategic and business integration plans. The Company has adequate cash facilities to finance the anticipated requirements.
Three Months Ended March 2006 versus 2005

Historical Results	Three Months Ended		Amount of Change
	Mar. 31, 2006	Mar. 25, 2005	$	%
(in millions of dollars)
Net sales	$468.6	$274.8	$193.8	71%
Operating income	13.7	26.1	(12.4)	(48)%
Net income	(0.1)	14.6	14.7	(101)%
     Net Sales
     Sales increased $193.8 million, or 71% to $468.6 million. The increase was principally related to the acquisition of GBC. Excluding the effects of the GBC acquisition, reported sales increased 5% driven by volume growth and higher selling prices. Additionally, the prior year quarter was unfavorably affected by the timing of the Easter holiday which impacts the non-U.S. results. The unfavorable impact of foreign currency translation reduced reported sales by $7.5 million, or 3%.
     Gross Profit Margin
     Gross profit increased $47.5 million due to the acquisition of GBC. Gross profit margin decreased to 27.8% from 30.2%. The decrease in underlying margin for 2006 is primarily due to increased raw material costs (primarily resin and petroleum based plastics) and freight and distribution, partially offset by sales price increases. In addition, unfavorable sales mix, including volume growth in lower relative margin products, and adverse manufacturing variances, have also depressed margins.

     SG&A (Advertising, selling, general and administrative expenses)
     SG&A increased $51.2 million from the prior year. The increase was attributable to the acquisition of GBC. SG&A increased as a percentage of sales to 22.9% from 20.5%. The increase in underlying SG&A is attributable to higher marketing and selling investments to drive growth, significantly higher cost related to expensing of equity based management incentive programs, as well as infrastructure costs to support our public company status, align our business model globally and develop our European business model.
     The Company’s results of operations for the quarter ended March 31, 2006 were impacted by the adoption of SFAS No. 123(R), which requires companies to expense the fair value of employee stock options and similar awards. The Company adopted SFAS No. 123(R) effective January 1, 2006, using the modified prospective method. Therefore, stock-based compensation expense was recorded during the first quarter of 2006, but the prior year consolidated statement of income was not restated.
     In December 2005, the Company issued an inaugural grant of stock options, restricted stock units and performance stock units following the spin-off and merger. The inaugural grant followed market practice for Initial Public Offerings/spin transactions and was larger than would be expected in a normal year. The Company will therefore have a larger charge related to the equity expensing for the next three years.
     The following is a summary of the incremental impact of all stock compensation expense and other long-term compensation recorded in the first quarter of 2006 and 2005, which includes expenses related to grants of both stock options and restricted stock units, along with the impact of the pre-tax expense amounts as a percentage of sales.

	Three Months Ended		Incremental
Stock-Based and Other Long Term Compensation	March 31, 2006	March 25, 2005	Expense
(in millions of dollars)
Expensing required under SFAS No. 123(R) (a)	$2.8	$—	$2.8
Previously required expensing (b)	1.7	—	$1.7
Other non-equity based long term compensation	—	0.5	$(0.5)

Total long term executive compensation	$4.5	$0.5	$4.0

% of Sales	1.0%	0.2%	0.8%

(a)	The Company has adopted SFAS 123(R) using the modified prospective method. Therefore, restatement of prior periods is not required.

(b)	Includes expensing of RSUs and PSUs under SFAS No. 123, and unvested stock options/unearned compensation related to GBC.
     Refer to Note 2 in the condensed consolidated financial statements for information specific to the adoption of SFAS No. 123(R).
     Operating Income
     Operating income decreased $12.4 million, or 48%, to $13.7 million, and decreased as a percentage of sales to 2.9% from 9.5%. The decrease was driven by lower gross margin and higher SG&A margin as discussed above, and $9.6 million of restructuring and restructuring-related costs; partially offset by higher sales attributable to the acquisition of GBC.
     Interest, Other Expense/(Income) and Income Taxes
     Interest expense increased $13.4 million, to $15.4 million, as debt levels increased significantly in order to finance the transactions related to the spin-off from Fortune and the merger with GBC. Other income increased $2.9 million in 2006, primarily due to a foreign exchange gain in 2006 compared to a loss in 2005.

     Income tax for the first quarter of 2006 was a $0.2 million benefit, compared to an expense of $11.4 million in the same quarter of 2005. The effective tax rate for the quarter ended March 31, 2006 was (100%) compared to 50% for the quarter ended March 25, 2005. The 2006 effective tax rate was impacted by the tax benefit associated with restructuring and non-recurring charges recorded in the quarter. The effective tax rate for the quarter ended March 25, 2005 was unfavorably impacted by expenses of $2.6 million associated with foreign earnings no longer considered permanently reinvested.
     Net Income
     Net income (loss) was $(0.1) million for the quarter ended March 31, 2006 compared to $14.6 million in the quarter ended March 25, 2005, and was significantly impacted by lower operating income and increased interest expense. Included in net income for the quarter ended March 31, 2006 were restructuring and restructuring related non-recurring after-tax costs of $6.3 million, or $0.12 per share; similar expenses were not included in the 2005 quarter.
Three Months Ended March 2006 versus 2005
Combined Companies — Pro Forma Discussion
The presentation of, and supporting calculations related to, the 2005 pro forma information contained in this Management’s Discussion and Analysis can be found in the Company’s Report on Form 8-K filed on February 14, 2006, except for the $5.4 million of one-time expense related to the step-up in inventory value that was recorded as an adjustment to the opening balance sheet of GBC. The SEC requirements regulating pro forma disclosure (SEC Regulation S-X, Article 11) are different than generally accepted accounting principles.
     Restructuring and Restructuring Related Charges
     Management believes that an analysis of restructuring and restructuring-related charges and their net impact on operating income allows for a better understanding of the underlying business performance from year to year. The following table presents ACCO Brands’ pro forma combined results and the amounts of restructuring and restructuring-related charges for the quarters ended March 31, 2006 and March 25, 2005.

Combined Companies (Reported)	Quarter Ended March 31, 2006
		Gross		Operating
	Net Sales	Profit	SG&A	Income
(in millions of dollars)
Reported results	$468.6	$130.5	$107.5	$13.7
Restructuring and restructuring-related charges included in the results:
Restructuring costs				6.8
Restructuring-related expense		0.4	2.4	2.8
     The Company has incurred a net total of $9.6 million in restructuring, restructuring-related and merger and integration related expenses in the 2006 quarter. The charges were primarily related to the closure or consolidation of facilities, primarily in the United States and Europe, and associated employee termination benefits.

Combined Companies (Pro Forma)	Quarter Ended March 25, 2005
		Gross		Operating
	Net Sales	Profit	SG&A	Income
(in millions of dollars)
Pro forma results	$454.7	$135.6	$104.6	$27.0
Restructuring and restructuring-related charges included in the results:
Restructuring costs				1.1
Restructuring-related expense			2.5	2.5

     Pro Forma Net Sales
     Pro forma net sales increased 3% to $468.6 million, compared to $454.7 million in the prior year. The unfavorable impact of currency translation reduced pro forma sales by 3%. The increase was driven by volume growth across all business segments, led by 16% growth in Computer Products, and 8% growth in Commercial-IPFG, as well as total price increases of 1%. Additionally, the prior year quarter was unfavorably affected by the timing of the Easter holiday which impacts the non-U.S. results.
     Pro Forma Gross Profit/Margin
     Pro forma gross profit decreased $5.1 million to $130.5 million. Gross profit margin decreased to 27.8% from 29.8%. The decrease is primarily due to higher raw material (primarily resin and petroleum based plastics) and freight and distribution costs, partially offset by sales price increases.
     Pro Forma SG&A (Advertising, selling, general and administrative expenses)
     Pro forma SG&A increased $2.9 million, to $107.5 million, but decreased as a percentage of sales to 22.9% from 23.0%. The decrease in underlying SG&A as a percentage of sales (SG&A margin) is attributable to lower administrative expenses (reduced annual bonus expense and early synergy savings) offset by increased expenditures for marketing and product development and the increase in long-term compensation plan expense following the spin-off and merger, including equity-based compensation expenses attributable, in part, to the adoption of SFAS No. 123(R), which amounted to $2.4 million.

	Three Months Ended
Stock-Based and Other Long Term Compensation	March 31,	March 25,	Incremental
	2006	2005	Expense
(in millions of dollars)
Expensing required under SFAS No. 123(R) (a)	$2.8	$—	$2.8
Previously required expensing (b)	1.7	1.6	$0.1
Other non-equity based long term compensation	—	0.5	$(0.5)

Total long term executive compensation	$4.5	$2.1	$2.4

% of Sales	1.0%	0.5%	0.5%

(a)	The Company has adopted SFAS 123(R) using the modified prospective method. Therefore, restatement of prior periods is not required.

(b)	Includes expensing of RSUs and PSUs under SFAS 123, and unvested stock options (unearned compensation) related to GBC pre-merger grants under SFAS No. 141 “Business Combinations”.
     Pro Forma Operating Income
     Operating income on a pro forma basis decreased $13.3 million, or 49%, to $13.7 million, and decreased as a percentage of sales to 2.9% from 5.9%. The decrease is attributable to restructuring and restructuring-related charges in the quarters ended March 31, 2006 and March 25, 2005 of $9.6 million and $3.6 million, respectively, and the lower gross margin which decreased the operating income margin by 2.0% and 0.8%, respectively.
     Pro Forma Net Income (Loss)
     Net income (loss) for the quarter ended March 31, 2006 was $(0.1) million, or $0.00 per share, compared to $(2.8) million, or $(0.05) per share before the change in accounting principle, in the quarter ended March 25, 2005. The improvement was substantially the result of increased other income, lower effective income tax rate and interest expense for the quarter ended March 31, 2006 as discussed above; partially offset by reduced operating income as discussed above.

Segment Discussion
     Office Products Group

Historical Results	Three Months Ended		Amount of Change
	Mar. 31,	Mar. 25,
	2006	2005	$	%
(in millions of dollars)
Net sales	$311.1	$216.3	$94.8	44%
Operating income	6.0	19.6	(13.6)	(69)%
Operating income margin	1.9%	9.1%	—	(7.2)%
     Office Products net sales increased 44%, to $311.1 million compared to $216.3 million in the prior year. The acquisition of GBC added $94.2 million, or 44%. Higher sales volumes and prices added $6.4 million or 3%, but were offset by unfavorable foreign currency translation of $6.3 million, or 3%.
     Office Products operating income decreased 69%, to $6.0 million. The decrease resulted from higher restructuring and restructuring related costs, as well as the overall decline in operating margin due to higher raw material and freight and distribution costs, adverse product mix and manufacturing variances.
     A discussion of the Office Products results as if GBC had been included in results since the beginning of the 2005 year is presented below in the combined companies’ discussion. Management believes that a comparative review of operating income before restructuring and restructuring-related charges allows for a better understanding of the underlying business performance from year to year. The table below provides ACCO Brands’ pro forma segment results and the amounts of restructuring and restructuring-related charges to be excluded for comparison purposes for the indicated periods.

Combined Companies (Pro Forma)	Three Months Ended		Amount of Change
	Mar. 31,	Mar. 25,
	2006	2005	$	%
(in millions of dollars)
Pro forma net sales	$311.1	$310.5	$0.6	0%
Pro forma operating income	6.0	21.9	(15.9)	(73)%
Restructuring and related charges	8.3	1.0	7.3	—
     Pro forma net sales increased modestly, but on a comparable currency adjusted basis the underlying growth was 3%. The increase was driven by volume growth at the Company’s mainland Europe, Australia, Canada and Mexico trading companies. This growth was partially offset by declines in the U.S. and U.K. from a combination of continued customer de-stocking (customer supply chain efficiencies) and lost customer contracts.
     Office Products pro forma operating income declined from $21.9 million, to $6.0 million, including restructuring and restructuring-related non-recurring charges. Excluding these items, the underlying decline in operating profit and margin was the result of higher raw material, freight and distribution costs, and adverse product mix and manufacturing variances. Modest synergy savings seen to date have been offset by added infrastructure costs to support the combined business model.
     Computer Products Group

Historical Results	Three Months Ended		Amount of Change
	Mar. 31,	Mar. 25,
	2006	2005	$	%
(in millions of dollars)
Net sales	$51.9	$44.3	$7.6	17%
Operating income	8.3	8.9	(0.6)	(7)%
Operating income margin	16.0%	20.1%	—	(4.1)%
     Computer Products delivered strong sales growth for the quarter, increasing 17% to $51.9 million, versus $44.3 million in the prior year. Unfavorable exchange rates resulted in a 3% decrease in reported sales. The change in calendar days contributed an estimated 2% of additional sales. The strong sales were driven by sales of iPod® accessories, mobile power adapters, notebook docking stations and other computer accessory products.

     Computer Products operating income decreased $0.6 million to $8.3 million. Operating margins decreased more than 400 basis points principally due to the planned investments in research and development and promotional and marketing activities to fuel future sales growth, and the adverse impact of changing product mix on margins.
     No pro forma information is provided for the Computer Products segment as it was not impacted by the GBC acquisition.
     Commercial — Industrial and Print Finishing Group

Historical Results	Three Months Ended		Amount of Change
	Mar. 31,	Mar. 25,
	2006	2005	$	%
(in millions of dollars)
Net sales	$49.6	—	$49.6	N/A
Operating income	4.8	—	4.8	N/A
Operating income margin	9.7%	—	—	N/A
     The Commercial-Industrial and Print Finishing (“IPFG”) business was contributed as part of the merger with GBC and was not merged into an existing ACCO Brands segment; therefore, it is presented on a standalone pro forma basis below.

Combined Companies (Pro Forma)	Three Months Ended		Amount of Change
	Mar. 31,	Mar. 25,
	2006	2005	$	%
(in millions of dollars)
Pro forma net sales	$49.6	$46.3	$3.3	7%
Pro forma operating income	4.8	3.8	1.0	26%
     IPFG pro forma net sales increased 7%, to $49.6 million. Excluding the effects of unfavorable currency, pro forma net sales would be 2% higher. Growth was driven by improved sales from new product introductions (including some initial stocking), higher volume reflecting normalized volumes after soft demand in the fourth quarter 2005 and increased selling prices to recover raw material cost increases.
     IPFG pro forma operating income increased $1.0 million, to $4.8 million. Operating income margins also improved to 9.7% from 8.2% in the prior year. The improvement was due to higher volumes and selling prices, partly offsetting the impact of higher raw material costs (particularly resins).
     Other Commercial

Historical Results	Three Months Ended		Amount of Change
	Mar. 31,	Mar. 25,
	2006	2005	$	%
(in millions of dollars)
Net sales	$56.0	$14.2	$41.8	N/A
Operating income	4.1	$0.2	3.9	N/A
Operating income margin	7.3%	1.4%	—	5.9%
     Other Commercial net sales increased from $14.2 million to $56.0 million. The acquisition of GBC’s Document Finishing business accounted for $41.8 million of the increase. Sales volumes at Day-Timers declined by only $0.4 million with lower sales in its reseller channels partially due to the change in calendar, offset in part by higher direct-to-end-user catalog sales.
     Other Commercial operating income increased to $4.1 million. The acquisition of GBC accounted for essentially all of the increase. Underlying operating income within our Day-Timers business declined primarily due to the change in the calendar.

Combined Companies (Pro Forma)	Three Months Ended		Amount of Change
	Mar. 31,	Mar. 25,
	2006	2005	$	%
(in millions of dollars)
Pro forma net sales	$56.0	$53.6	$2.4	4%
Pro forma operating income	4.1	2.6	1.5	58%
     On a pro forma basis net sales increased $2.4 million, or 4%. Unfavorable currency translation impacted pro forma sales by 2%. The increase was driven by higher sales of custom products, higher pricing and servicing in the Document Finishing business. This was partially offset by a 1% reduction in sales which was a result of the change in calendar affecting the Day-Timers business.
     Pro forma operating income increased $1.5 million, to $4.1 million. The improvement in operating income and margin was driven by higher sales volume, increased pricing and lower SG&A expense.
Liquidity and Capital Resources
     Our primary liquidity needs are to fund capital expenditures, service indebtedness and support working capital requirements. Our principal sources of liquidity are cash flows from operating activities and borrowings under our credit agreements and long-term notes. We maintain adequate financing arrangements at competitive rates. Our priority for cash flow over the near term, after internal growth, is to fund integration and restructuring-related activities and the reduction of debt that was incurred in connection with the merger with GBC and the spin-off from our former parent.
     Cash Flow from Operating Activities
     Cash provided by operating activities was $24.1 million for the quarter ended March 31, 2006 and cash used was ($24.0) million for the quarter ended March 25, 2005. Net income (loss) in 2006 was $(0.1) million, or $14.7 million less than 2005. Non-cash adjustments to net income were $18.0 million in 2006, compared to $7.5 million in 2005, on a pre-tax basis.
     Principal cash items favorably affecting operating activities included:
•	Higher accounts payable as the Company benefited from later timing of inventory purchases compared to the prior year, extended payment terms, improved inventory management and other cash management initiatives.

•	Substantially lower payments in 2006 of long term incentives and annual bonuses (accrued in 2005 and prior years) as a result of underachieved targets in 2005 compared to significant overachievement in the 2004 year. In addition, the first quarter of 2005 included payments amounting to $22 million related to long term incentives tied to the successful repositioning of the former ACCO World businesses.
     Principal cash items unfavorably affecting operating activities included:
•	Lower cash collections from accounts receivable resulting principally from the resolution of 2004 customer billing delays which benefited the first quarter of 2005.

•	Higher payments for customer programs resulting from enhanced programs (customer consolidation & competitive pricing), including such programs associated with pre-merger GBC.

•	Payments associated with acquisition related interest expense.
     Cash Flow from Investing Activities
     Cash used by investing activities was $3.4 million in 2006 and $4.9 million in 2005. Gross capital expenditure was $4.9 million and $5.3 million in 2006 and 2005, respectively; both years include substantial investment in enhanced information technology systems. The 2006 period includes cash distributions received from the Company’s investments in unconsolidated subsidiaries of $1.2 million.

     Cash Flow from Financing Activities
     Cash used by financing activities was $48.3 million in 2006. During the 2006 first quarter, the Company paid all of the required fiscal 2006 debt service of $24 million and paid down an additional $25 million of the Senior Secured Term Loan Credit Facilities. The Company expects to pay down additional debt during the remainder of the year. Cash provided by financing activities in 2005 of $22.2 million was principally related to funding provided by the Company’s former parent, Fortune Brands.
     Capitalization
     The Company’s total debt at March 31, 2006 was $893.0 million. The ratio of debt to stockholders’ equity at March 31, 2006 was 2.2 to 1.
     As of March 31, 2006 the amount available for borrowings under the revolving credit facilities was $142.5 million (allowing for $7.5 million of letters of credit outstanding on that date).
     On February 13, 2006 the Company entered into an amendment to its senior secured credit facilities waiving any default that may have arisen under those facilities as a result of the restatement of the Company’s financial statements.
     As of and for the period ended March 31, 2006, the Company was in compliance with all applicable loan covenants.
     Adequacy of Liquidity Sources
     The Company believes that its internally generated funds, together with revolver availability under its senior secured credit facilities and its access to global credit markets, provide adequate liquidity to meet both its long-term and short-term capital needs with respect to operating activities, capital expenditures and debt service requirements. The Company’s existing credit facilities would not be affected by a change in its credit rating.
Critical Accounting Policies
     The Company adopted SFAS No. 123(R) effective January 1, 2006, using the modified prospective method. Refer to Note 2 for further information.
     Under SFAS No. 123(R), stock-based compensation cost is estimated at the grant date based on the fair value of the award, and the cost is recognized as expense ratably over the vesting period. Determining the appropriate fair value model to use requires judgment. Determining the assumptions that enter into the model is highly subjective and also requires judgment, including long-term projections regarding stock price volatility, employee exercise, post-vesting termination, and pre-vesting forfeiture behaviors, interest rates and dividend yields. Management used the guidance outlined in Securities and Exchange Commission Staff Accounting Bulletin No. 107 (SAB No. 107) relating to SFAS No. 123(R) in selecting a model and developing assumptions.
     The Company has historically used the Black-Scholes model for estimating the fair value of stock options in providing the pro forma fair value method disclosures pursuant to SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123). After a review of alternatives, the Company decided to continue to use this model for estimating the fair value of stock options as it meets the fair value measurement objective of SFAS No. 123(R).
     The Company has utilized historical volatility for a pool of peer companies for a period of time that is comparable to the expected life of the option to determine volatility assumptions. The weighted average expected option term reflects the application of the simplified method set out in SAB No. 107. The simplified method defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The forfeiture rate used to calculate compensation expense is primarily based on the Company’s estimate of employee forfeiture patterns based on the experience of Fortune Brands, Inc.

     The use of different assumptions would result in different amounts of stock compensation expense. Holding all other variables constant, the indicated change in each of the assumptions below increases or decreases the fair value of an option (and hence, expense), as follows:

Assumption	Change to Assumption	Impact on Fair Value of Option

Expected volatility	Higher	Higher

Expected life	Higher	Higher

Risk-free interest rate	Higher	Higher

Dividend yield	Higher	Lower
     The pre-vesting forfeitures assumption is ultimately adjusted to the actual forfeiture rate. Therefore, changes in the forfeitures assumption would not impact the total amount of expense ultimately recognized over the vesting period. Different forfeitures assumptions would only impact the timing of expense recognition over the vesting period. Estimated forfeitures will be reassessed in subsequent periods and may change based on new facts and circumstances.
     The fair value of an option is particularly impacted by the expected volatility and expected life assumptions. In order to understand the impact of changes in these assumptions on the fair value of an option, management performed sensitivity analyses. Holding all other variables constant, if the expected volatility assumption for the fourth quarter 2005 stock option grant were to increase by 5 percentage points, the fair value of a stock option would increase by approximately 10.2%, from $7.84 to $8.64. Alternately, if the expected volatility assumption for the fourth quarter 2005 stock option grant were to decrease by 5 percentage points, the fair value of a stock option would decrease by approximately 10.5%, from $7.84 to $7.02. Holding all other variables constant (including the expected volatility assumption), if the expected term assumption for the fourth quarter 2005 stock option grant were to increase by one year, the fair value of a stock option would increase by approximately 11.1% from $7.84 to $8.71.
     Management is not able to estimate the probability of actual results differing from expected results, but believes the Company’s assumptions are appropriate, based upon the requirements of SFAS No. 123(R), the guidance included in SAB No. 107, and the Company’s historical and expected future experience.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See Item 7A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. There has been no material change to disclosures made therein on Foreign Exchange Risk Management or Interest Rate Risk Management through the period ended March 31, 2006 or through the date of this report.
ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures.
The Company’s management has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2006.
(b) Changes in Internal Control Over Financial Reporting.
There have not been any changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ending March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
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
ITEM 1A. RISK FACTORS
     There have been no material changes from risk factors previously disclosed in our Form 10K for the year ended December 31, 2005 in response to Item 1A. to Part I of Form 10K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None
ITEM 5. OTHER INFORMATION
     None

ITEM 6. EXHIBITS

Number	Description
10.1	Amendment No. 1 and waiver to Credit Agreement dated as of February 13, 2006 among the Company, certain of its subsidiaries, the Lenders listed on the signature pages thereto, and Citicorp North America, Inc., as administrative agent filed as an exhibit to the Company’s Current Report on Form 8-K filed February 14, 2006 and incorporated by reference herein.

10.2	Description of changes to terms of oral employment agreements for David D. Campbell, Chairman of the Board of Directors and Chief Executive Officer, Neal V. Fenwick, Executive Vice President and Chief Financial Officers, Dennis L. Chandler, Chief Operating Officer, Office Products Division, John E. Turner, President Industrial and Print Finishing Group and Boris Elisman, President Kensington Computer Accessories (incorporated by reference to Item 1.01 of ACCO Brands Corporation’s Current Report on Form 8-K dated February 28, 2006 and filed March 6, 2006).

10.3	Amendment No. 2 to Credit Agreement dated as of March 31, 2006 among the Company, certain of its subsidiaries, the Lenders listed on the signature pages thereto, and Citicorp North America Inc., as administrative agent filed as an exhibit to the Company’s Current Report on Form 8-K filed April 4, 2006, and incorporated by reference herein.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGISTRANT:

ACCO BRANDS CORPORATION

By: /s/ David D. Campbell
David D. Campbell
Chairman of the Board, President and
Chief Executive Officer
(principal executive officer)

By: /s/ Neal V. Fenwick
Neal V. Fenwick
Executive Vice President and Chief
Financial Officer
(principal financial officer)

By: /s/ Thomas P. O’Neill, Jr.
Thomas P. O’Neill, Jr.
Vice President, Finance and Accounting
(principal accounting officer)
May 15, 2006