Form 10-Q
period 2006-06-30
ACCO BRANDS CORP
filed 2006-08-14
CIK 712034

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2006
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
Large accelerated filer ☐           Accelerated filer ☐          Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of August 1, 2006, the registrant had outstanding 53,523,843 shares of Common Stock.

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
     It is suggested that the condensed consolidated financial statements included herein in PART I – ITEM 1. Financial Information, be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ACCO Brands Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2006	2005
(in millions of dollars)	(Unaudited)
Assets
Current assets:
Cash and equivalents	$41.2	$91.1
Accounts receivable, net	403.1	438.9
Inventories, net	303.0	268.2
Deferred income taxes	41.8	37.5
Other current assets	50.1	25.3

Total current assets	839.2	861.0

Property, plant and equipment, net	229.2	239.8
Deferred income taxes	7.8	17.4
Goodwill	443.2	433.8
Identifiable intangibles, net	237.1	240.6
Prepaid pension	84.0	81.9
Other assets	50.5	55.0

Total assets	$1,891.0	$1,929.5

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable to banks	$5.2	$7.0
Current portion of long-term debt	11.0	23.1
Accounts payable	185.4	150.1
Accrued compensation	30.6	27.7
Accrued customer program liabilities	115.0	122.9
Other current liabilities	138.2	122.2

Total current liabilities	485.4	453.0

Long-term debt	856.9	911.8
Deferred income taxes	74.3	94.1
Postretirement and other liabilities	70.4	62.3

Total liabilities	1,487.0	1,521.2

Commitments and Contingencies — Note 12.

Common stock	0.5	0.5
Treasury stock	(1.1)	(1.1)
Paid-in capital	1,360.6	1,350.3
Unearned compensation	—	(5.2)
Accumulated other comprehensive income	1.1	11.0
Accumulated deficit	(957.1)	(947.2)

Total stockholders’ equity	404.0	408.3

Total liabilities and stockholders’ equity	$1,891.0	$1,929.5

See notes to condensed consolidated financial statements.

ACCO Brands Corporation and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
(in millions of dollars, except per share data)	June 30, 2006	June 25, 2005	June 30, 2006	June 25, 2005
Net sales	$462.6	$275.7	$931.2	$550.5
Cost of products sold	336.6	196.0	674.7	387.8
Advertising, selling, general and administrative expenses	109.6	56.6	217.1	112.9
Amortization of intangibles	3.5	0.4	6.0	1.0
Restructuring charges	13.0	—	19.8	—

Operating income (loss)	(0.1)	22.7	13.6	48.8

Interest expense	15.3	1.9	30.7	3.9
Other (income) expense, net	(0.2)	0.6	(1.7)	2.0

Income (loss) before income taxes, minority interest, and cumulative effect of change in accounting principle	(15.2)	20.2	(15.4)	42.9
Income taxes	(5.4)	6.0	(5.6)	17.4
Minority interest, net of tax	—	—	0.1	—

Net income (loss) before change in accounting principle	(9.8)	14.2	(9.9)	25.5
Cumulative effect of change in accounting principle, net of tax	—	—	—	3.3

Net income (loss)	$(9.8)	$14.2	$(9.9)	$28.8

Basic earnings per common share:
Income (loss) before change in accounting principle	$(0.18)	$0.41	$(0.18)	$0.73
Change in accounting principle	0.00	0.00	0.00	0.09

Net income (loss)	$(0.18)	$0.41	$(0.18)	$0.82

Diluted earnings per common share:
Income(loss) before change in accounting principle	$(0.18)	$0.40	$(0.18)	$0.72
Change in accounting principle	0.00	0.00	0.00	0.09

Net income (loss)	$(0.18)	$0.40	$(0.18)	$0.81

Weighted average number of shares outstanding

Basic	53.4	35.0	53.2	35.0

Diluted	53.4	35.5	53.2	35.5
See notes to condensed consolidated financial statements.

ACCO Brands Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
(in millions of dollars)	June 30, 2006	June 25, 2005
Operating activities
Net income (loss)	$(9.9)	$28.8
Restructuring non-cash charges	2.4	—
Depreciation	19.5	13.3
Amortization of debt issuance costs	2.1	—
Amortization of intangibles	6.0	1.1
Stock based compensation	9.6	—
Changes in balance sheet items:
Accounts receivable	41.0	50.2
Inventories	(32.5)	(18.3)
Other assets	(14.2)	(7.0)
Accounts payable	29.7	(16.5)
Accrued expenses and other liabilities	(14.4)	(52.2)
Income taxes	(7.9)	(1.0)
Other operating activities, net	(0.9)	0.2

Net cash provided by (used by) operating activities	30.5	(1.4)
Investing activities
Additions to property, plant and equipment	(12.1)	(13.3)
Proceeds from the disposition of property, plant and equipment	0.8	0.2
Other investing activities	1.3	(0.4)

Net cash used by investing activities	(10.0)	(13.5)
Financing activities
Increase in parent company investment	—	(39.9)
Repayments of long-term debt	(79.7)	—
(Repayments) borrowings of short-term debt, net	(1.9)	0.9
Proceeds from the exercise of stock options	9.1	—
Other financing activities	(0.1)	—

Net cash used by financing activities	(72.6)	(39.0)
Effect of foreign exchange rate changes on cash	2.2	(3.6)

Net decrease in cash and cash equivalents	(49.9)	(57.5)
Cash and cash equivalents
Beginning of year	91.1	79.8

End of period	$41.2	$22.3

See notes to condensed consolidated financial statements.

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Basis of Presentation
     The management of ACCO Brands Corporation is responsible for the accuracy and internal consistency of the preparation of the consolidated financial statements and footnotes contained in this quarterly report on Form 10-Q.
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
     The condensed consolidated balance sheet as of June 30, 2006, the related condensed consolidated statements of income for the three and six months ended June 30, 2006 and June 25, 2005, and the related condensed consolidated statements of cash flows for the six months ended June 30, 2006 and June 25, 2005 are unaudited. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required annually by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments consisting of only normal recurring adjustments necessary for a fair presentation of the financial statements have been included. Interim results may not be indicative of results for a full year. The interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2005 Annual Report on Form 10-K.
     As more fully described in the Company’s 2005 annual report on Form 10-K, the financial statements for the six months ended June 25, 2005 include a restatement of results affecting the previously filed three-month and six-month periods ended June 25, 2005 for the cumulative effect of a change in accounting principle related to the removal of a one-month lag in reporting by several of the Company’s foreign subsidiaries. The change was made to better align their reporting periods with the Company’s fiscal calendar.
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

2. Stock —Based Compensation
     As more fully described in the Company’s annual report on Form 10-K, in connection with becoming a separate public company after the spin-off, the Company established two stock-based compensation plans (the “ACCO Plans”) which included the Company’s 2005 Long-Term Incentive Plan (the “LTIP”). As referenced in Part II, Item 4. of this document, at the Company’s May 25, 2006 Annual Meeting of Stockholders, a shareholder vote approved an Amended and Restated ACCO Brands Corporation 2005 Incentive Plan (“Restated LTIP”). Among other changes more fully described in the Company’s Proxy Statement filed on Schedule 14A with the Securities and Exchange Commission on April 7, 2006, the terms of the Restated LTIP increased the number of shares of the Company’s common stock reserved for issuance in respect of stock based awards to its key employees and non-employee directors from 4,200,000 to 4,578,000. Stock options from the GBC plans that were assumed in connection with the merger, and from the Fortune Brands plans that were not vested as of the spin-off date, were converted to options to acquire ACCO Brands stock under the Company’s 2005 Assumed Option and Restricted Stock Unit Plan.
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
     On January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standard No. 123(R), “Share-Based Payment” (FAS 123(R)) using the modified prospective method. FAS 123(R) requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based upon the grant date fair value of those awards. Under the modified prospective method of adopting FAS 123(R), the Company will recognize compensation cost for all stock-based awards granted after January 1, 2006, plus any awards granted to employees prior to January 1, 2006 that remain unvested at that time. Under this method of adoption, no restatement of prior periods is made. As a result of adopting this standard the remaining amount of unearned compensation was reclassified to paid-in-capital.
     The following table summarizes the impact of all stock-based compensation on the Company’s consolidated financial statements for three and six months ended June 30, 2006 (under SFAS No. 123(R)).

(in millions of dollars, except earnings per share)	Three Months ended June 30, 2006	Six Months ended June 30, 2006
Advertising, selling, general and administrative expenses	$5.1	$9.6
Income from continuing operations before income taxes	$5.1	$9.6
Income tax expense	$1.8	$3.4
Net income	$3.3	$6.2

Basic earnings per share	$0.06	$0.12
     There was no capitalization of stock based compensation expense. The incremental effect of adopting SFAS 123(R) for the three months ended June 30, 2006 was an additional pre-tax expense of $2.8 million, lower net income of $1.8 million and an incremental reduction in earnings per share of $0.03. For the six months ended June 30, 2006 the incremental effect was an additional pre-tax expense of $5.6 million, lower net income of $3.6 and an incremental reduction in earnings per share of $0.07.
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
     During the three and six months ended June 25, 2005, if compensation cost of employee services received in exchange for equity awards had been recognized based on the grant-date fair value of those awards in accordance with the provisions of FAS 123(R), the Company’s net income and earnings per share would have been impacted as shown in the following table:

	Three Months	Six Months
	Ended June 25,	Ended June 25,
(in millions of dollars, except share data)	2005	2005
Net income — as reported	$14.2	$28.8
Add: Stock-based employee compensation included in reported net income, net of tax	0.1	0.2
Deduct: Total stock-based employee compensation determined under the fair-value based method for all awards, net of tax	(1.1)	(2.1)

Pro forma net income	$13.2	$26.9

Basic earnings per share, as reported	$0.41	$0.82
Diluted earnings per share, as reported	$0.40	$0.81
Pro forma net earnings per share — basic	$0.38	$0.77
Pro forma net earnings per share — diluted	$0.37	$0.76
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

	Six Months Ended
	June 30, 2006	June 25, 2005
Weighted average expected lives	4.5 years	4.5 years
Weighted average risk-free interest rate	3.4%	3.8%
Weighted average expected volatility	35.0%	24.0%
Expected dividend yield	0.0%	1.6%
Weighted average grant date fair value	$8.01	$4.59
     The Company has utilized historical volatility for a pool of peer companies for a period of time that is comparable to the expected life of the option to determine volatility assumptions. The risk-free interest rate assumption is based upon the average daily closing rates during the quarter for U.S. treasury notes that have a life which approximates the expected life of the option. The dividend yield assumption is based on the Company’s expectation of dividend payouts. The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding. These expected life assumptions are established annually through the review of historical employee exercise behavior of option grants with similar vesting periods.
     A summary of the changes in stock options outstanding under the Company’s option plans during the six months ended June 30, 2006 is presented below:

		Weighted
		Average	Weighted Average	Aggregate
	Number	Exercise	Remaining	Intrinsic
	Outstanding	Price	Contractual Term	Value
Outstanding at December 31, 2005	5,790,394	$17.55
Granted	42,000	$23.18
Exercised	(678,978)	$13.26
Lapsed	(229,625)	$19.23

Outstanding at June 30, 2006	4,923,791	$18.11	7.17 years	$20.1 million
Exercisable shares at June 30, 2006	1,645,935	$14.63	7.27 years	$12.0 million
Options vested or expected to vest	4,677,601	$18.11	7.17 years	$19.1 million
     During the three and six months ended June 30, 2006, the total intrinsic value of options exercised was $2.0 million and $5.3 million, and the Company received cash of $5.5 million and $9.1 million, respectively, from the exercise of stock options. No options vested during the three months ended June 30, 2006. The fair value of options vested during the six months ended June 30, 2006 was $1.2 million. As of June 30, 2006, the Company had $17.5 million of total unrecognized compensation expense related to stock option plans that will be recognized over a weighted average period of 1.4 years.
Stock Unit Awards
     There were 28,906 and 25,600 GBC restricted stock units outstanding as of June 30, 2006, which had previously been granted in 2004 and 2005, respectively, which were converted to ACCO Brands restricted stock units (“RSUs”) in connection with the merger. These awards will vest in 2007 and 2008, respectively. The Restated LTIP provides for stock based awards in the form of RSUs, performance stock units (“PSUs”), incentive and non-qualified stock options, and stock appreciation rights, any of which may be granted alone or with other types of awards and dividend equivalents. RSUs vest over a pre-determined period of time, typically three years from grant. PSUs also vest over a pre-determined period of time, presently 3 years, but are further subject to the achievement of certain business performance criteria in 2008. Based upon the level of achieved performance, the number of shares actually awarded can vary from 0% to 150% of the original grant.
     There were an additional 321,776 RSUs outstanding at June 30, 2006 that were granted in 2005 and 32,841 that were granted during the six months ended June 30, 2006. Substantially all outstanding RSUs as of June 30, 2006 vest within three years of the date of grant. Also outstanding at June 30, 2006 were 353,000 and 11,500 PSUs granted in 2005 and 2006 respectively, all of which will vest in 2008. Upon vesting, all of these awards will be converted into the right to receive one share of common stock of the Company for each unit that vests. The cost of these awards is determined using the fair value of the shares on the date of grant, and compensation expense is recognized over the period during which the employees provide the requisite service to the Company. A summary of the changes in the stock unit awards outstanding under the Company’s equity compensation plans during the first six months of fiscal 2006 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
		Grant	Contractual
		Date Fair	Term
	Stock Units	Value	(years)
Unvested at December 31, 2005	768,062	$22.11	2.9
Granted	44,341	$22.88	1.7
Vested	—	$—	—
Forfeited	(38,780)	$22.48	2.5

Unvested at June 30, 2006	773,623	$22.14	2.3

Exercisable at June 30, 2006	—	—	—
     There were no stock unit awards that vested during the quarter ended June 30, 2006. As of June 30, 2006, the Company had $13.7 million of total unrecognized compensation expense related to stock unit awards which will be recognized over the weighted average period of 1.6 years. The Company will satisfy the requirement for delivering the common shares for stock-based plans by issuing new shares.
          SFAS No. 123(R) changes the presentation of realized excess tax benefits associated with exercised stock options in the statement of cash flows. Prior to the adoption of SFAS No. 123(R), such realized tax benefits were required to be presented as an inflow within the operating section of the cash flow statement. Under SFAS No. 123(R), such realized tax benefits are presented as an inflow within the financing section of the statement. The Company had no realized excess tax benefits associated with the exercise of options during the first six months of 2006.
3. Inventories
     Inventories are stated at the lower of cost or market value. The components of inventories were as follows:

(in millions of dollars)	June 30, 2006	December 31, 2005
Raw materials	$43.7	$39.7
Work in process	12.5	10.3
Finished goods	246.8	218.2

Total inventories	$303.0	$268.2

4. Acquisition and Merger
     On August 17, 2005, as described in Note 1, Basis of Presentation, above, ACCO Brands acquired 100% of the outstanding common stock of GBC. The results of GBC’s operations have been included in ACCO Brands’ consolidated financial statements since the merger date. The GBC companies are engaged in the design, manufacture and distribution of office equipment, related supplies and laminating equipment and films. The combination of ACCO Brands and GBC created a world leader in the supply of branded office products (excluding furniture, computers, printers and bulk paper) to the office products resale industry. The Company expects its larger scale and combined operations to result in the realization of operating synergies. The consolidated statements of income reflect the results of operations of GBC since the effective date of the purchase.
     The aggregate purchase price of $424.4 million was comprised primarily of 17.1 million shares of ACCO Brands common stock which was issued to GBC shareholders with a fair value of $392.4 million. ACCO Brands has substantially completed its integration planning process. Goodwill arising from the integration plan liabilities, including costs related to the closure of GBC facilities and other actions, is also substantially final. The Company expects to recognize adjustments to goodwill in future periods which may relate to changes in tax positions and to tax benefits on the exercise of stock options issued to GBC employees prior to the acquisition date.
     Of the $129.0 million of purchase price assigned to intangible assets, $38.2 million was assigned to customer relationships with remaining amortizable lives of approximately 13.5 years, amortizing on an accelerated basis, and $10.5 million was assigned to developed technology with a life of approximately 8.5 years. The remaining $80.3 million was assigned to intangible trade names, of which $62.8 million was assigned an indefinite life and the remaining $17.5 million was assigned to trade names with a life of 23 years. The finite life assigned to a portion of the acquired trade names was determined based on a consideration of the product categories, competitive position, and other factors associated with the Company’s expected use of the trade names. The excess of purchase price over the fair value of net assets of $442.0 million has been allocated to goodwill and reflects the benefit the Company expects to realize from expanding its scale in the office products market, and from expected operating cost synergies. The Company has completed the allocation of goodwill to its operating segments. The results of that allocation are included in Note 5, Goodwill and Intangibles.
          The following table provides unaudited pro forma results of operations for the period noted below, as if the acquisition had occurred on the first day of the Company’s fiscal year of 2005. The pro forma amounts are not necessarily indicative of the results that would have occurred if the acquisition had been completed at that time.

	Three Months	Six Months
	Ended June 25,	Ended June 25,
(in millions of dollars, except per share data)	2005	2005
Revenues	$462.3	$917.0
Net income before change in accounting principle	8.6	9.2
Change in accounting principle, net of tax	—	3.3

Net income	$8.6	$12.5

Basic earnings per share, before change in accounting principle	$0.17	$0.18
Diluted earnings per share, before change in accounting principle	$0.16	$0.18
Basic earnings per share, net income	$0.17	$0.24
Diluted earnings per share, net income	$0.16	$0.24

Basic weighted average shares	51.5	51.4
Diluted weighted average shares	52.9	52.5
     The pro forma amounts are based on the historical results of operations, and are adjusted for depreciation and amortization of finite lived intangibles and property, plant and equipment, and other charges related to acquisition accounting which will continue beyond the first full year of acquisition. These pro forma results of operations for the six months ended June 25, 2005 do not include $5.4 million of one-time expense related to the step-up in inventory value that was recorded as an adjustment to the opening balance sheet of GBC as presented in the Company’s Form 8-K as furnished in February, 2006. The SEC requirements regulating pro forma disclosure (SEC Regulation S-X, Article 11) are different than generally accepted accounting principles.
     The Company has substantially completed its plans for the future integration of the combined businesses. The identification of such plans is required to be completed no later than twelve months following the date of acquisition. Included in the determination of goodwill are accruals for certain estimated costs, including those related to the closure of GBC facilities, the termination of GBC lease agreements and to GBC employee-related severance arrangements. The amount provided for these costs as of the date of acquisition is $36.2 million. The following tables provide a reconciliation of the activity by cost category since the acquisition date.
Reconciliation of the Company’s integration reserve activity as of June 30, 2006:

				Non-cash
	Balance at	Additions and		Write-offs/	Balance at
	December 31,	Adjustments to	Cash	Currency	June 30,
(in millions of dollars)	2005	Reserve	Expenditures	Change	2006

Employee termination costs	$9.4	$6.8	$(3.4)	$—	$12.8
Termination of lease agreements	6.5	3.9	(0.1)	0.1	10.4
Other	3.1	(1.1)	(0.2)	(0.5)	1.3

	$19.0	$9.6	$(3.7)	$(0.4)	$24.5

     Reconciliation of the Company’s integration reserve activity as of December 31, 2005:

	Balance at		Balance at
	Acquisition,	Cash	December 31,
(in millions of dollars)	August 17, 2005	Expenditures	2005

Employee termination costs	$15.8	$(6.4)	$9.4
Termination of lease agreements	6.5	—	6.5
Other	4.3	(1.2)	3.1

	$26.6	$(7.6)	$19.0

5. Goodwill and Intangibles
     The Company had goodwill of $443.2 million as June 30, 2006. The increase in goodwill during the six months ended June 30, 2006 was $9.4 million. The increase was related to the addition of further business integration liabilities, as described in Note 4, Acquisition and Merger, as well as currency translation.
     The gross carrying value and accumulated amortization by class of identifiable intangible assets as of June 30, 2006 and December 31, 2005 are as follows:

	As of June 30, 2006				As of December 31, 2005
	Gross			Net	Gross			Net
	Carrying	Accumulated		Book	Carrying	Accumulated		Book
(in millions of dollars)	Amounts	Amortization		Value	Amounts	Amortization		Value
Indefinite-lived intangible assets:
Trade names	$192.3	$(44.5	)(1)	$147.8	$221.6	$(44.5	)(1)	$177.1
Amortizable intangible assets:
Trade names	68.2	(22.0)		46.2	36.1	(19.4)		16.7
Customer and contractual relationships	39.3	(6.4)		32.9	38.8	(2.7)		36.1
Patents/proprietary technology	11.4	(1.2)		10.2	11.2	(0.5)		10.7

Sub-total	118.9	(29.6)		89.3	86.1	(22.6)		63.5

Total identifiable intangibles	$311.2	$(74.1)		$237.1	$307.7	$(67.1)		$240.6

(1)	Accumulated amortization prior to the adoption of SFAS No. 142 “Goodwill and Other Intangible Assets”.
     The Company’s intangible amortization was $3.5 million and $0.4 million for the three months ended June 30, 2006 and June 25, 2005, respectively. For the six months ended June 30, 2006 and June 25, 2005 intangible amortization was $6.0 million and $1.1 million, respectively. Estimated 2006 amortization is $11.5 million, and is expected to decline by approximately $1.0 million for each of the 5 years following. As of June 30, 2006, $12.6 million of the value previously assigned to indefinite-lived trade names was changed to an amortizable intangible asset and is included within the June 30, 2006 amortizable intangible asset balances above. The change was made in respect of recent decisions regarding the Company’s future use of the trade name. The Company will commence amortizing the trade name in the third quarter of 2006 on a prospective basis over a life of 23 years. No impairment has been incurred as a result of the change in life of the asset.
     The Company has completed the allocation of goodwill to its operating segments. The results of that allocation are as follows:

(in millions of dollars)	Balance at
Reportable Segment	June 30, 2006
Office Products	$269.4
Computer Products	7.0
Commercial-IPFG	94.5
Other Commercial	72.3

Total Goodwill	$443.2

     As more fully described in the Company’s 2005 annual report on Form 10-K, the Company must complete an annual assessment of the carrying value of its goodwill. The Company performed this assessment during the second quarter and concluded that no impairment exists.
6. Transactions with Fortune Brands
     Certain services were provided to ACCO Brands by Fortune Brands, ACCO Brands’ parent company prior to the spin-off and merger described in Note 1, Basis of Presentation. Executive compensation and consulting expenses paid by Fortune Brands on behalf of ACCO Brands were allocated based on actual direct costs incurred. Where specific identification of expenses was not practicable, the cost of such services was allocated based on the most relevant allocation method to the service provided. Costs for the most significant of these services, legal and internal audit, were allocated to ACCO Brands based on the relative percentage of net sales and total assets, respectively, of ACCO Brands to Fortune Brands. The cost of all other services have been allocated to ACCO Brands based on the most relevant allocation method to the service provided, either net sales of ACCO Brands as a percentage of net sales of Fortune Brands, total assets of ACCO Brands as a percentage of total assets of Fortune Brands, or headcount of ACCO Brands as a percentage of headcount of Fortune Brands. Total expenses, other than interest allocated to ACCO Brands, were $0.7 million and $1.4 million for the three and six month periods ended June 25, 2005.
     In addition, interest expense associated with Fortune Brands’ outstanding debt was allocated to ACCO Brands based upon the average net assets of ACCO Brands as a percentage of the parent’s average net assets, plus average consolidated debt not attributable to other operations of Fortune Brands, ACCO Brands believes this method of allocating interest expense produced reasonable results because average net assets is a significant factor in determining the amount of the former parent company’s borrowings. Total interest expense allocated to ACCO Brands was $2.5 million and $5.2 million for the three and six month periods ended June 25, 2005.
7. Pension and Other Retiree Benefits
     The components of net periodic benefit cost for pension and postretirement benefits for the six months ended June 30, 2006 and June 25, 2005 are as follows:

	Three Months Ended
	Pension Benefits				Postretirement
	U.S.		International
	June 30,	June 25,	June 30,	June 25,	June 30,	June 25,
(in millions of dollars)	2006	2005	2006	2005	2006	2005
Service cost	$2.0	$1.2	$1.2	$0.8	$0.1	$—
Interest cost	3.0	1.9	3.1	2.7	0.2	0.1
Expected return on plan assets	(4.2)	(2.9)	(4.1)	(3.2)	—	—
Amortization of prior service cost	(0.1)	—	0.3	0.3	—	—
Amortization of net loss (gain)	0.5	0.2	0.7	1.0	(0.2)	(0.1)

Net periodic benefit cost	$1.2	$0.4	$1.2	$1.6	$0.1	$—

	Six Months Ended
	Pension Benefits				Postretirement
	U.S.		International
	June 30,	June 25,	June 30,	June 25,	June 30,	June 25,
(in millions of dollars)	2006	2005	2006	2005	2006	2005
Service cost	$3.3	$2.4	$2.4	$1.6	$0.1	$—
Interest cost	5.0	3.9	6.0	5.4	0.5	0.2
Expected return on plan assets	(7.0)	(5.7)	(8.0)	(6.4)	—	0.0
Amortization of prior service cost	(0.1)	(0.1)	0.6	0.7	—	0.0
Amortization of net loss (gain)	0.9	0.3	1.3	2.0	(0.3)	(0.2)

Net periodic benefit cost	$2.1	$0.8	$2.3	$3.3	$0.3	$—

The company expects to contribute approximately $10.0 million to its pension plans in 2006. For the six months ended June 30, 2006, the Company has contributed approximately $3.7 million to these plans.

8. Long-term Debt and Short-term Borrowings
     Notes payable and long-term debt consisted of the following at June 30, 2006 and December 31, 2005:

	June 30,	December 31,
(in millions of dollars)	2006	2005
Credit Facilities
U.S. Dollar Senior Secured Term Loan Credit Facility (weighted-average floating interest rate of 6.87% at June 30, 2006 and 5.97% at December 31, 2005)	$340.0	$399.0
British Pound Senior Secured Term Loan Credit Facility (weighted-average floating interest rate of 6.66% at June 30, 2006 and 6.61% at December 31, 2005)	101.1	106.5
Euro Senior Secured Term Loan Credit Facility (weighted-average floating interest Rate of 4.83% at June 30, 2006 and 4.27% at December 31, 2005)	76.1	78.7
Notes Payable
U.S. Dollar Senior Subordinated Notes, due 2015 (fixed interest rate of 7.625%)	350.0	350.0
Other borrowings	5.9	7.7

Total debt	873.1	941.9
Less: current portion of long-term debt	(16.2)	(30.1)

Total long-term debt	$856.9	$911.8

     As more fully described in the Company’s 2005 annual report on Form 10-K, the Company must meet certain restrictive debt covenants under the senior secured credit facilities and the indenture governing the senior subordinated notes also contains certain covenants. As of and for the periods ended June 30, 2006 and December 31, 2005, the Company was in compliance with all applicable covenants. On February 13, 2006 the Company entered into an amendment of its senior secured credit facilities waiving any default that may have arisen as a result of the restatement of the Company’s financial statements related to income taxes as discussed in our 2005 annual report on Form 10-K in February, 2006.
9. Restructuring and Restructuring-Related Charges
     In March of 2005, the Company announced its plan to merge with GBC and took certain restructuring actions in preparation for the merger. Subsequent to the merger, additional restructuring actions have been initiated which will result in the closure or consolidation of facilities which are engaged in manufacturing and distributing the Company’s products, primarily in the United States and Europe. The Company has accrued employee termination benefits and lease cancellation costs related to these actions. Additional charges are expected to be incurred throughout 2006 and 2007 as the Company continues to identify and implement phases of its strategic and business integration plans.
     A summary of the activity in the restructuring accounts and reconciliation of the liability for, and as of, the six months ended June 30, 2006 is as follows:

				Non-cash
	Balance at			Write-offs/	Balance at
	December 31,		Cash	Currency	June 30,
(in millions of dollars)	2005	Total Provision	Expenditures	Change	2006

Rationalization of operations
Employee termination costs	$0.8	$17.5	$(2.2)	$0.3	$16.4
International distribution and lease agreements	5.2	—	(0.7)	0.2	4.7
Loss on disposal of assets	0.4	0.4	—	(0.7)	0.1
Other	—	0.2	(0.2)	—	—

Subtotal	$6.4	$18.1	$(3.1)	$(0.2)	$21.2
Asset impairments (1)	—	1.7	—	(1.7)	—

Total rationalization of operations	$6.4	$19.8	$(3.1)	$(1.9)	$21.2

(1)	Included in the total restructuring provision recognized during the six months ended June 30, 2006 is a pre-tax charge of $1.7 million related to the exit of a facility meeting the criteria for recognition as an impaired asset group as defined by

SFAS 144 “Impairment or Disposal of Long-Lived Assets”. The decision to exit the facility was a part of the restructuring actions undertaken subsequent to the Company’s merger with GBC.
     Of the 847 positions planned for elimination under restructuring initiatives provided for through June 30, 2006, 56 had been eliminated as of the balance sheet date.
     Management expects the $16.4 million employee termination costs balance to be substantially paid within the next twelve months. Lease costs included in the $4.7 million balance are expected to continue until the last lease terminates in 2013.
     In association with the Company’s restructuring, certain non-recurring costs were expensed to cost of products sold and advertising, selling, general and administrative expense in the income statement. These charges were principally related to the implementation of the new company footprint, including internal and external project management costs, and to strategic product category exits. For the six months ended June 30, 2006 and June 25, 2005 these charges totaled $6.7 million and $2.1 million, respectively. The Company expects to record additional amounts as it continues its restructuring initiatives. In addition, the final charges related to planning for the integration of ACCO Brands and GBC businesses of $0.8 million were recorded during the six months ended June 30, 2006 and were classified in advertising, selling, general and administrative expense in the income statement. Similar expenses were recorded during the six months ended June 25, 2005 of $0.8 million.
10. Information on Business Segments
     The Company’s four business segments are described below:
  Office Products Group
     Office Products includes four broad consumer-focused product groupings throughout our global operations. These product groupings are: Workspace Tools (stapling and punch products and supplies), Visual Communication (dry erase boards, easels, laser pointers, overhead projectors and supplies), Document Communication (office and personal use binding, laminating machines and supplies) and Storage and Organization (storage bindery, filing systems, storage boxes, and business essentials). Our businesses, principally in North America, Europe and Asia-Pacific distribute and sell such products on a regional basis.
     Our office products are manufactured internally or sourced from outside suppliers. The customer base to which our office products are sold is made up of large global and regional resellers of our product. It is through these large resellers that the Company’s office products reach the end consumer.
  Computer Products Group
     Computer Products designs, distributes, markets and sells accessories for laptop and desktop computers and Apple® iPod® products. These accessories primarily include security locks, power adapters, input devices such as mice and keyboards, computer carrying cases, hubs and docking stations and technology accessories for iPods®. Computer Products sells mostly under the Kensington brand name, with the majority of its revenue coming from the U.S. and Western Europe.
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
     Financial information by reportable segment is set forth below:
     Net sales by business segment are as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 25,	June 30,	June 25,
(in millions of dollars)	2006	2005	2006	2005

Office Products Group	$308.2	$215.0	$619.3	$431.3
Computer Products Group	51.2	49.1	103.1	93.4
Commercial-IPFG	47.9	—	97.5	—
Other Commercial	55.3	11.6	111.3	25.8

Net sales	$462.6	$275.7	$931.2	$550.5

     Operating income (loss) by business segment is as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 25,	June 30,	June 25,
(in millions of dollars)	2006	2005	2006	2005

Office Products Group	$(4.7)	$13.5	$1.3	$33.1
Computer Products Group	6.5	12.1	14.8	21.0
Commercial-IPFG	4.9	—	9.7	—
Other Commercial	1.8	(0.3)	5.9	(0.1)

Sub-total	8.5	25.3	31.7	54.0
Corporate	(8.6)	(2.6)	(18.1)	(5.2)

Operating income (loss)	(0.1)	22.7	13.6	48.8
Interest expense	15.3	1.9	30.7	3.9
Other expense (income)	(0.2)	0.6	(1.7)	2.0

Income (loss) before taxes, minority interest and change in accounting principle	$(15.2)	$20.2	$(15.4)	$42.9

     Operating income as presented in the segment table above is defined as i) net sales, ii) less cost of products sold, iii) less advertising, selling, general and administrative expenses, iv) less amortization of intangibles, and v) less restructuring charges.
11. Earnings per Share
          The distribution and merger discussed in Note 1, Basis of Presentation, significantly impacted the capital structure of the Company. ACCO Brands’ Certificate of Incorporation provides for 200 million authorized shares of Common Stock with a par value of $0.01 per share. Approximately 35.0 million shares of the Company’s common stock were issued to shareholders of Fortune and a minority shareholder of the Company in connection with the spin-off. In connection with the Merger, approximately 17.1 million additional shares were issued to GBC’s shareholders and employees in exchange for their GBC common and Class B common shares and restricted stock units that converted into the right to receive the Company’s common stock upon consummation of the Merger. Total outstanding shares as of June 30, 2006 were 53.5 million. These amounts, as well as the dilutive impact of

ACCO Brands stock options on the date of the spin-off have been used in the basic and dilutive earnings per common share calculation below for all periods prior to the spin-off.
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

	Three Months Ended		Six Months Ended
	June 30,	June 25,	June 30,	June 25,
(in millions)	2006	2005	2006	2005
Weighted average number of common shares outstanding — basic	53.4	35.0	53.2	35.0
Employee stock options (1)	—	0.5	—	0.5

Adjusted weighted-average shares and assumed conversions — diluted	53.4	35.5	53.2	35.5

(1)	The company has dilutive shares related to stock options and restricted stock units that were granted under the Company’s stock compensation plans. As the company had a net loss at June 30, 2006, potentially dilutive shares (an additional 1.0 million shares) were not included in the 2006 diluted earnings calculation as they would have been anti-dilutive.
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
13. Comprehensive Income (Loss)
     Comprehensive income is defined as net income and other changes in stockholders’ equity from transactions and other events from sources other than stockholders, including currency translation gains and losses. Total comprehensive income (loss) recognized during the three months ended June 30, 2006 and June 25, 2005 was $(13.9) million and $4.5 million, respectively, and during the six months ended June 30, 2006 and June 25, 2005 was $(19.8) million and $16.8 million, respectively.
14. Income Taxes
     During the three months ended June 30, 2006, the Company recorded an income tax benefit of $5.4 million for an effective tax benefit rate of 35.5%. Tax expense for the three months ended June 25, 2005 was $6.0 million, an effective tax rate of 29.7%. Included in the second quarter of 2006 was a reduction in tax expense on non-US income resulting from the Tax Increase Prevention and Reconciliation Act of 2005 signed into law in May 2006.
     The tax benefit recorded during the six month period ended June 30, 2006 was $5.6 million. The Company reported a year to date effective tax benefit rate of 36.4%. For the six month period ended June 25, 2005, the Company recorded income tax expense of $17.4 million, including $2.6 million related to foreign earnings no longer considered permanently reinvested. Of this charge,

$1.2 million was associated with foreign earnings repatriation under the provisions of the American Jobs Creation Act of 2004. As a result, the effective tax rate was 40.6%.
15. Condensed Consolidated Financial Information
     Following the Distribution and Merger the Company’s 100% owned domestic subsidiaries were required to jointly and severally, fully and unconditionally guarantee the notes issued in connection with the merger with GBC. Rather than filing separate financial statements for each guarantor subsidiary with the Securities and Exchange Commission, the Company has elected to present the following consolidating financial statements which detail the results of operations for the three and six months ended June 30, 2006 and June 25, 2005, cash flows for the six months ended June 30, 2006 and June 25, 2005 and financial position as of June 30, 2006 and December 31, 2005 of the Company and its guarantor and non-guarantor subsidiaries (in each case carrying investments under the equity method), and the eliminations necessary to arrive at the reported consolidated financial statements of the Company.
Condensed Consolidating Balance Sheets (Unaudited)

	June 30, 2006
(in millions of dollars)	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$4.9	$8.3	$28.0	$—	$41.2
Accounts receivable, net	—	208.7	194.4	—	403.1
Inventory, net	—	158.0	145.0	—	303.0
Receivables from affiliates	308.2	36.2	10.7	(355.1)	—
Deferred income taxes	9.5	24.5	7.8	—	41.8
Other current assets	3.0	23.0	24.1	—	50.1

Total current assets	325.6	458.7	410.0	(355.1)	839.2
Property, plant and equipment, net	0.2	98.9	130.1	—	229.2
Deferred income taxes	0.8	(1.0)	8.0	—	7.8
Goodwill	—	269.8	173.4	—	443.2
Identifiable intangibles, net	70.3	106.3	60.5	—	237.1
Prepaid pension	—	27.4	56.6	—	84.0
Other assets	20.5	10.3	19.7	—	50.5
Investment in, long term receivable from, affiliates	918.1	874.1	236.5	(2,028.7)	—

Total assets	$1,335.5	$1,844.5	$1,094.8	$(2,383.8)	$1,891.0

Liabilities and Stockholders’ Equity
Current liabilities
Notes payable to banks	$—	$—	$5.2	$—	$5.2
Current portion of long term debt	2.0	—	9.0	—	11.0
Accounts payable	—	101.2	84.2	—	185.4
Accrued customer program liabilities	—	69.3	45.7	—	115.0
Other current liabilities	9.4	88.0	71.4	—	168.8
Payables to affiliates	6.7	690.3	251.7	(948.7)	—

Total current liabilities	18.1	948.8	467.2	(948.7)	485.4
Long term debt	688.0	—	168.9	—	856.9
Long-term notes payable to affiliates	188.5	132.1	3.3	(323.9)	—
Deferred income taxes	20.8	8.5	45.0	—	74.3
Postretirement and other liabilities	16.1	20.5	33.8	—	70.4

Total liabilities	931.5	1,109.9	718.2	(1,272.6)	1,487.0
Stockholders’ equity
Common stock	0.5	600.9	23.4	(624.3)	0.5
Treasury stock, at cost	(1.1)	—	—	—	(1.1)
Paid-in capital	1,360.6	611.2	276.5	(887.7)	1,360.6
Accumulated other comprehensive income (loss)	1.1	(1.3)	12.1	(10.8)	1.1
Accumulated (deficit) retained earnings	(957.1)	(476.2)	64.6	411.6	(957.1)

Total stockholders’ equity	404.0	734.6	376.6	(1,111.2)	404.0

Total liabilities and stockholders’ equity	$1,335.5	$1,844.5	$1,094.8	$(2,383.8)	$1,891.0

Condensed Consolidating Balance Sheets

	December 31, 2005
(in millions of dollars)	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$17.9	$24.2	$49.0	$—	$91.1
Accounts receivable, net	—	235.6	203.3	—	438.9
Inventory, net	—	150.1	118.1	—	268.2
Receivables from affiliates	321.5	28.8	45.6	(395.9)	—
Deferred income taxes	5.1	25.7	6.7	—	37.5
Other current assets	1.3	9.8	14.2	—	25.3

Total current assets	345.8	474.2	436.9	(395.9)	861.0
Property, plant and equipment, net	0.2	110.0	129.6	—	239.8
Deferred income taxes	(2.9)	13.5	6.8	—	17.4
Goodwill	433.8	—	—	—	433.8
Identifiable intangibles, net	70.3	104.3	66.0	—	240.6
Prepaid pension	—	29.3	52.6	—	81.9
Other assets	21.9	10.5	22.6	—	55.0
Investment in, long term receivable from, affiliates	522.3	982.4	190.3	(1,695.0)	—

Total assets	$1,391.4	$1,724.2	$904.8	$(2,090.9)	$1,929.5

Liabilities and Stockholders’ Equity
Current liabilities
Notes payable to banks	$—	$—	$7.0	$—	$7.0
Current portion long term debt	4.0	—	19.1	—	23.1
Accounts payable	—	80.6	69.5	—	150.1
Accrued customer program liabilities	—	77.5	45.4	—	122.9
Accrued compensation and other liabilities	10.1	77.6	62.2	—	149.9
Payables to affiliates	8.4	716.0	66.8	(791.2)	—

Total current liabilities	22.5	951.7	270.0	(791.2)	453.0
Long term debt	745.0	—	166.8	—	911.8
Long term notes payable to affiliates	188.5	—	30.7	(219.2)	—
Deferred income taxes	24.5	25.8	43.8	—	94.1
Postretirement and other liabilities	2.6	24.3	35.4	—	62.3

Total liabilities	983.1	1,001.8	546.7	(1,010.4)	1,521.2
Stockholders’ equity
Common stock	0.5	600.9	23.4	(624.3)	0.5
Treasury stock, at cost	(1.1)	—	—	—	(1.1)
Paid-in capital	1,350.3	640.1	277.1	(917.2)	1,350.3
Unearned compensation	(5.2)	—	—	—	(5.2)
Accumulated other comprehensive income (loss)	11.0	(11.2)	9.2	2.0	11.0
Accumulated deficit (retained earnings)	(947.2)	(507.4)	48.4	459.0	(947.2)

Total stockholders’ equity	408.3	722.4	358.1	(1,080.5)	408.3

Total liabilities and stockholders’ equity	$1,391.4	$1,724.2	$904.8	$(2,090.9)	$1,929.5

Condensed Consolidating Income Statements (Unaudited)

	Three Months Ended June 30, 2006
(in millions of dollars)	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Unaffiliated sales	$—	$254.9	$207.7	$—	$462.6
Affiliated sales	—	18.1	18.5	(36.6)	—

Net sales	—	273.0	226.2	(36.6)	462.6
Cost of products sold	—	215.4	157.8	(36.6)	336.6
Advertising, selling, general and administrative expenses	11.1	53.0	45.5	—	109.6
Amortization of intangibles	—	2.2	1.3	—	3.5
Restructuring charges	—	3.1	9.9	—	13.0

Operating income (loss)	(11.1)	(0.7)	11.7	—	(0.1)
Interest (income) expense from affiliates	(0.4)	(0.6)	1.0	—	—
Interest (income) expense	12.4	(0.4)	3.0	0.3	15.3
Other (income) expense, net	0.7	(6.3)	5.7	(0.3)	(0.2)

Income (loss) before taxes, minority interest and earnings (losses) of wholly owned subsidiaries	(23.8)	6.6	2.0	—	(15.2)
Income taxes	(5.6)	0.9	(0.7)	—	(5.4)
Minority interest, net of tax	—	—	—	—	—

Income (loss) before earnings (losses) of wholly owned subsidiaries	(18.2)	5.7	2.7	—	(9.8)
Earnings (losses) of wholly owned subsidiaries	8.4	4.7	—	(13.1)	—

Net income (loss)	$(9.8)	$10.4	$2.7	$(13.1)	$(9.8)

	Three Months Ended June 25, 2005
(in millions of dollars)	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Unaffiliated sales	$—	$140.6	$135.1	$—	$275.7
Affiliated sales	—	4.7	4.7	(9.4)	—

Net sales	—	145.3	139.8	(9.4)	275.7
Cost of products sold	—	110.6	94.8	(9.4)	196.0
Advertising, selling, general and administrative expenses	3.0	28.5	25.1	—	56.6
Amortization of intangibles	0.1	—	0.3	—	0.4
Restructuring charges	—	—	—	—	—

Operating income (loss)	(3.1)	6.2	19.6	—	22.7
Interest (income) expense from affiliates	(5.4)	5.4	—	—	—
Interest (income) expense, including allocation from Parent	2.7	(0.3)	(0.5)	—	1.9
Other (income) expense, net	(1.0)	0.7	0.8	—	0.5

Income (loss) before taxes, minority interest and earnings (losses) of wholly owned subsidiaries	0.6	0.4	19.3	—	20.3
Income taxes	0.4	0.7	5.0	—	6.1
Minority interest, net of tax	—	—	—	—	—

Income (loss) before earnings (losses) of wholly owned subsidiaries	0.2	(0.3)	14.3	—	14.2
Earnings (losses) of wholly owned subsidiaries	14.0	0.6	—	(14.6)	—

Net income (loss)	$14.2	$0.3	$14.3	$(14.6)	$14.2

Condensed Consolidating Income Statements (Unaudited)

	Six Months Ended June 30, 2006
(in millions of dollars)	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Unaffiliated sales	$—	$501.1	$430.1	$—	$931.2
Affiliated sales	—	34.9	31.7	(66.6)	—

Net sales	—	536.0	461.8	(66.6)	931.2
Cost of products sold	—	414.7	326.6	(66.6)	674.7
Advertising, selling, general and administrative expenses	22.9	104.8	89.4	—	217.1
Amortization of intangibles	—	3.5	2.5	—	6.0
Restructuring charges	0.1	5.5	14.2	—	19.8

Operating income (loss)	(23.0)	7.5	29.1	—	13.6
Interest (income) expense from affiliates	(0.7)	(0.6)	1.3	—	—
Interest (income) expense, including allocation from Parent	25.3	(0.3)	5.7	—	30.7
Other (income) expense, net	(0.6)	(6.0)	4.9	—	(1.7)

Income before taxes, cumulative effect of change in accounting principle and earnings (losses) of wholly owned subsidiaries	(47.0)	14.4	17.2	—	(15.4)
Income taxes	(9.6)	(0.3)	4.3	—	(5.6)
Minority Interest	—	—	0.1	—	0.1

Income (loss) before change in accounting principle and earnings (losses) of wholly owned subsidiaries	(37.4)	14.7	12.8	—	(9.9)
Change in accounting principle, net of tax	—	—	—	—	—

Income (loss) before earnings (losses) of wholly owned subsidiaries	(37.4)	14.7	12.8	—	(9.9)
Earnings (losses) of wholly owned subsidiaries	27.5	9.8	—	(37.3)	—

Net income (loss)	$(9.9)	$24.5	$12.8	$(37.3)	$(9.9)

	Six Months Ended June 25, 2005
(in millions of dollars)	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Unaffiliated sales	$—	$277.4	$273.1	$—	$550.5
Affiliated sales	—	7.8	11.1	(18.9)	—

Net sales	—	285.2	284.2	(18.9)	550.5
Cost of products sold	—	214.4	192.3	(18.9)	387.8
Advertising, selling, general and administrative expenses	5.1	57.0	50.8	—	112.9
Amortization of intangibles	0.1	—	0.9	—	1.0

Operating income (loss)	(5.2)	13.8	40.2	—	48.8
Interest (income) expense from affiliates	(10.4)	10.4	—	—	—
Interest (income) expense, including allocation from Parent	5.6	(0.4)	(1.3)	—	3.9
Other (income) expense, net	(5.9)	0.6	7.2	—	1.9

Income before taxes, cumulative effect of change in accounting principle and earnings (losses) of wholly owned subsidiaries	5.5	3.2	34.3	—	43.0
Income taxes	2.3	2.1	13.1	—	17.5

Income (loss) before change in accounting principle and earnings (losses) of wholly owned subsidiaries	3.2	1.1	21.2	—	25.5
Change in accounting principle, net of tax	—	—	3.3	—	3.3

Income (loss) before earnings (losses) of wholly owned subsidiaries	3.2	1.1	24.5	—	28.8
Earnings (losses) of wholly owned subsidiaries	25.6	1.7	—	(27.3)	—

Net income (loss)	$28.8	$2.8	$24.5	$(27.3)	$28.8

Condensed Consolidating Statement of Cash Flows (Unaudited)

	Six Months Ended June 30, 2006
(in millions of dollars)	Parent	Guarantors	Non-Guarantors	Consolidated
Net cash provided by (used by) operating activities:	$(36.7)	$41.1	$26.1	$30.5

Investing activities:
Additions to property, plant and equipment	—	(6.6)	(5.5)	(12.1)
Proceeds from the sale of property, plant and equipment	—	0.4	0.4	0.8
Other investing activities	—	—	1.3	1.3

Net cash used by investing activities	—	(6.2)	(3.8)	(10.0)
Financing activities:
Intercompany financing	73.7	(50.8)	(22.9)	—
Repayments on long-term debt	(59.0)	—	(20.7)	(79.7)
Repayments on short-term debt	—	—	(1.9)	(1.9)
Proceeds from the exercise of stock options	9.1	—	—	9.1
Other financing activities	(0.1)	—	—	(0.1)

Net cash provided by (used by) financing activities	23.7	(50.8)	(45.5)	(72.6)
Effect of foreign exchange rate changes on cash	—	—	2.2	2.2
Net decrease in cash and cash equivalents	(13.0)	(15.9)	(21.0)	(49.9)
Cash and cash equivalents at the beginning of the period	17.9	24.2	49.0	91.1

Cash and cash equivalents at the end of the period	$4.9	$8.3	$28.0	$41.2

Condensed Consolidating Statement of Cash Flows (Unaudited)

	Six Months Ended June 25, 2005
(in millions of dollars)	Parent	Guarantors	Non-Guarantors	Consolidated
Net cash provided by (used by) operating activities:	$(2.7)	$(26.9)	$28.2	$(1.4)

Investing activities:
Additions to property, plant and equipment	—	(5.2)	(8.1)	(13.3)
Other investing activities	(0.4)	—	0.2	(0.2)

Net cash used by investing activities	(0.4)	(5.2)	(7.9)	(13.5)
Financing activities:
Decrease in parent company investment	(39.9)	—	—	(39.9)
Intercompany financing	(73.8)	38.3	35.5	—
Net dividends	117.8	0.5	(118.3)	—
Proceeds from borrowings of short-term debt	—	—	0.9	0.9

Net cash provided by (used by) financing activities	4.1	38.8	(81.9)	(39.0)
Effect of foreign exchange rate changes on cash	—	—	(3.6)	(3.6)
Net increase (decrease) in cash and cash equivalents	1.0	6.7	(65.2)	(57.5)
Cash and cash equivalents at the beginning of the period	—	(13.4)	93.2	79.8

Cash and cash equivalents at the end of the period	$1.0	$(6.7)	$28.0	$22.3

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
INTRODUCTION
     On August 17, 2005, ACCO Brands Corporation, following its spin-off from Fortune Brands Inc. (“Fortune Brands” or the “Parent”), became the parent company of General Binding Corporation (“GBC”) when GBC merged with a wholly owned subsidiary of ACCO Brands. As a result of the merger, GBC is now a wholly owned subsidiary of ACCO Brands Corporation.
     ACCO Brands Corporation is a world leader in select categories of branded office products (excluding furniture, computers, printers and bulk paper) to the office products resale industry. We design, develop, manufacture and market a wide variety of traditional and computer-related office products, supplies, binding and laminating equipment and consumable supplies, personal computer accessory products, paper-based time management products, presentation aids and label products. We have leading market positions and brand names, including Swingline®, GBC®, Kensington®, Quartet®, Rexel®, Day-Timer® and Wilson Jones®, among others.
     We also manufacture and market specialized laminating films for book printers, packaging and digital print lamination, as well as high-speed laminating and binding equipment targeted at commercial consumers.
     Our customers include commercial contract stationers (such as Office Depot, Staples, Corporate Express and Office Max), retail superstores, wholesalers, distributors, mail order catalogs, mass merchandisers, club stores and dealers. We also supply our products to commercial and industrial end-users and to the educational market.
     We enhance shareholder value by building our leading brands to generate sales, earn profits and create cash flow. We do this by targeting the premium end of select categories, which are characterized by high brand equity, high customer loyalty and a reasonably high price gap between branded and private label products. Our participation in private label or value categories is limited to areas where we believe we have an economic advantage or where it is necessary to merchandise a complete category. We have announced the sale of the Perma® storage business during the third quarter, and the discontinuance of the Kensington cleaning product category as of the end of the first quarter, which together represent approximately $40 million of annual net sales. These actions are in addition to our previously stated intention to adjust pricing or discontinue sale of approximately $75 million of low margin SKU’s by the end of 2006. (To date $25 million is now planned to be dropped from the product line in January 2007. The remaining $50 million is still under review.) Through a focus on research, marketing and innovation, we seek to develop new products that meet the needs of our consumers and commercial end-users. In addition, we will provide value-added features or benefits that will enhance product appeal to our customers. This focus, we believe, will increase the premium product positioning of our brands.
     Our strategy centers on maximizing profitability and high-return growth. Specifically, we seek to leverage our platform for organic growth through greater consumer understanding, product innovation, marketing and merchandising, disciplined category expansion, including possible strategic transactions, and continued cost realignment.
     In the near term, we are focused on realizing synergies from our merger with GBC. We have identified significant potential savings opportunities resulting from the merger. These opportunities include cost reductions attributable to efficiencies and synergies expected to be derived from facility integration, headcount reduction, supply chain optimization and revenue enhancement. Our near-term priorities for the use of cash flow are to fund integration and restructuring-related activities and to pay down acquisition-related debt.
     The following discussion of historical results includes the consolidated financial results of operations for the former ACCO World Corporation businesses for the three and six months ended June 25, 2005. In order to provide additional information relating to our operating results, we also present a discussion of our consolidated operating results as if ACCO Brands and GBC had been a combined company (pro forma) in the three and six months ended June 25, 2005. We have included this additional information in order to provide further insight into our operating results, prior period trends and current financial position. This supplemental information is presented in a manner consistent with the disclosure requirements of Statement of Financial Accounting Standards (FAS No. 141), “Business Combinations,” which are described in more detail in Note 4, Acquisition and Merger, in the Notes to Condensed Consolidated Financial Statements. The discussion of operating results at the consolidated level is followed by a more detailed discussion of operating results by segment on both an historical and an adjusted pro forma basis.

          As more fully described in the Company’s 2005 annual report on Form 10-K, the financial statements for the six months ended June 25, 2005 include a restatement of results affecting the previously filed three-month and six-month periods ended June 25, 2005 for the cumulative effect of a change in accounting principle related to the removal of a one-month lag in reporting by several of the Company’s foreign subsidiaries. The change was made to better align their reporting periods with the Company’s fiscal calendar.
     Our comparative discussion below includes references to the impact of a change in calendar days in comparison to the prior year. During the third quarter of 2005, the Company’s financial reporting calendar for its ACCO North American businesses was changed to a calendar month end from the previous 25th day of the last month of each quarterly reporting period. The Company’s fiscal year end calendar, previously ended December 27th, was also changed to a calendar month end. The change was made to better align the reporting calendars of the Company and the acquired GBC businesses. As a result, the Company’s first six months ended June 30, 2006 includes the results of one additional calendar day in comparison to the prior year. It should be understood, however, that the impact of this change is influenced by a number of factors, including seasonality of the business. In addition, the Company’s business segments have both gained and lost sales revenues on a comparative basis, depending on the impact of seasonality on each business segment. While the impact of this change was not material to the overall business, the impact of the change in calendar is included in the segment discussions below where the impact is believed to be of use in understanding the change in results.
     Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements of ACCO Brands Corporation and the accompanying notes contained therein.
Overview
ACCO Brands’ results are dependent upon a number of factors affecting sales, pricing and competition. Historically, key drivers of demand in the office products industry have included trends in white collar employment levels, gross domestic product (GDP) and growth in the number of small businesses and home offices together with increasing usage of personal computers. Pricing and demand levels for office products have also reflected a substantial consolidation within the global resellers of office products. This has led to multiple years of industry pricing pressure and a more efficient level of asset utilization by customers, resulting in lower sales volumes for suppliers. We sell products in highly competitive markets, and compete against large international and national companies, regional competitors and against our own customers’ direct and private-label sourcing initiatives. We have substantially completed our integration planning for the Office Products Group, and have made significant progress toward relocating our people, aligning our customer relationships and toward upgrading information technology systems. Since the beginning of 2006 we have announced and moved ahead with plans to close, consolidate, downsize, or relocate 21 manufacturing, distribution and administrative operations. In addition, the Company has successfully integrated key information technology systems in the U.S., Canada and Mexico, creating a common technology platform for its office products businesses, and consolidated its European office products sales force. Collectively, these actions are expected to ultimately account for more than 85% of the previously announced $40 million of targeted annual cost synergies. In addition, we have initiated a more formal review of the commercial businesses we acquired in the merger. This review will be completed in the second half of 2006, and reported in our third quarter conference call.
     Cash payments related to the Company’s restructuring and integration activities have amounted to $13.4 million (excluding capital expenditures) since January 1, 2006. It is expected that additional disbursements will be made throughout 2006 and 2007 as the Company continues to implement phases of its strategic and business integration plans. The Company has adequate cash facilities to finance the anticipated requirements.
Three Months Ended June 2006 versus 2005

	Three Months Ended		Amount of Change
Historical Results	June 30,	June 25,
(in millions of dollars)	2006	2005	$	%

Net sales	$462.6	$275.7	$186.9	68%
Operating income (loss)	(0.1)	22.7	(22.8)	(100)%
Net income (loss)	(9.8)	14.2	(24.0)	NM

Net Sales
     Sales increased $186.9 million, or 68% to $462.6 million. The increase was principally related to the acquisition of GBC.
Gross Profit Margin
     Gross profit increased $46.3 million to $126.0 million. This increase was primarily related to the acquisition of GBC. Gross profit margin decreased to 27.2% from 28.9%. The decrease in gross margin was primarily due to increased raw material and freight costs, partially offset by sales price increases. In addition, unfavorable sales mix, including volume growth in lower relative margin products, have also depressed margins.
SG&A (Advertising, selling, general and administrative expenses)
     SG&A increased $53.0 million to $109.6 million. The increase was primarily attributable to the acquisition of GBC. SG&A increased as a percentage of sales to 23.7% from 20.5%. The increase in SG&A as a percentage of sales was attributable to higher marketing and selling investments to drive growth, significantly higher costs related to expensing of equity based management incentive programs, as well as infrastructure costs to support our public company status, align our business model globally and develop our European business model.
     The Company’s results of operations in 2006 were impacted by the adoption of SFAS No. 123(R), which requires companies to expense the fair value of employee stock options and similar awards. The Company adopted SFAS No. 123(R) effective January 1, 2006, using the modified prospective method. Therefore, stock-based compensation expense was recorded during 2006, but the prior year consolidated statement of income was not restated.
          In December 2005, the Company issued an inaugural grant of stock options, restricted stock units (“RSUs”) and performance stock units (“PSUs”) following the spin-off and merger. The inaugural grant followed market practice for Initial Public Offerings/spin transactions and was larger than would be expected in a normal year. The Company will therefore have a larger charge related to the expensing of equity awards for the next three years.
     The following is a summary of the incremental impact of all stock compensation expense and other long-term compensation recorded in the second quarter of 2006 and 2005, which includes expenses related to grants of stock options, RSUs, and PSUs, along with the impact of the pre-tax expense amounts as a percentage of sales.
Stock-Based and Other Long Term Compensation

Historical Results	Three Months Ended		Incremental
(in millions of dollars)	June 30, 2006	June 25, 2005	Expense
Expensing required under SFAS No. 123(R) (a)	$2.8	$—	$2.8
Previously required expensing (b)	2.3	—	2.3
Other non-equity based long term compensation	(0.2)	0.2	(0.4)

Total long term executive compensation	$4.9	$0.2	$4.7

% of Sales	1.0%	0.1%	0.9%

(a)	The Company has adopted SFAS 123(R) using the modified prospective method. Therefore, restatement of prior periods is not required.

(b)	Includes expensing of RSUs and PSUs under SFAS No. 123, and unvested stock options/unearned compensation related to GBC.
Refer to Note 2 for information specific to the adoption of SFAS No. 123(R) in the condensed consolidated financial statements.

Operating Income (Loss)
     Operating income decreased $22.8 million, or 100%, and decreased as a percentage of sales to 0.0% from 8.2%. The decrease was driven by $14.9 million of incremental restructuring and restructuring-related costs, as well as lower gross profit margin and higher SG&A margin as discussed above.
Interest, Other Expense (Income) and Income Taxes
     Interest expense increased $13.4 million to $15.3 million, as debt levels increased significantly in order to finance the transactions related to the spin-off from Fortune Brands and the merger with GBC. Other income increased $0.8 million to $0.2 million, primarily due to a foreign exchange gain in 2006 compared to a loss in 2005.
     Income tax for the second quarter of 2006 was a benefit of $5.4 million, compared to an expense of $6.0 million in the same quarter of 2005. The effective tax rate for the quarter ended June 30, 2006 was 35.5% compared to 29.7% for the quarter ended June 25, 2005. Included in 2006 was a reduction in tax expense on non-US income resulting from the Tax Increase Prevention and Reconciliation Act of 2005 signed into law in May 2006. This was partially offset by the lower tax benefit associated with restructuring and restructuring-related charges recorded in the quarter.
Net Income (Loss)
     Net income (loss) was $(9.8) million compared to $14.2 million in the prior year, and was significantly impacted by lower operating income and increased interest expense. Included in the net loss for 2006 were restructuring and restructuring related after-tax costs of $13.1 million, or $0.25 per share. In the same quarter in 2005 the after-tax cost of restructuring and restructuring-related charges was $2.0 million or $0.06 per share.
Three Months Ended June 2006 versus 2005
Combined Companies — Pro Forma Discussion
The Company has included a “combined companies” discussion below as if GBC had been included in results since the beginning of the 2005 year. Restructuring and restructuring-related costs have been noted where appropriate, as management believes that a comparative review of operating income before restructuring and restructuring-related charges allows for a better understanding of the underlying business performance from year to year.
The presentation of, and supporting calculations related to, the 2005 pro forma information contained in this Management’s Discussion and Analysis can be found in the Company’s Report on Form 8-K filed on February 14, 2006, except for $5.4 million of one-time expense related to the step-up in inventory value that was recorded as an adjustment to the opening balance sheet of GBC. The SEC requirements regulating pro forma disclosure (SEC Regulation S-X, Article 11) are different than generally accepted accounting principles.
     The following table presents ACCO Brands’ pro forma combined results and the amounts of restructuring and restructuring-related charges for the quarters ended June 30, 2006 and June 25, 2005.

	Three Months Ended June 30, 2006
				Operating
Combined Companies (Reported)		Gross		Income
(in millions of dollars)	Net Sales	Profit	SG&A	(Loss)

Reported results	$462.6	$126.0	$109.6	$(0.1)
Restructuring and restructuring-related charges included in the results:
Restructuring costs	—	—	—	13.0
Restructuring-related expense	—	2.0	2.8	4.8
     The Company has incurred a net total of $17.8 million in restructuring, restructuring-related and merger and integration related expenses in the 2006 quarter. The charges were principally related to the closure or consolidation of facilities, primarily in the United States and Europe, as well as associated employee termination benefits.

	Three Months Ended June 25, 2005
Combined Companies (Pro Forma)		Gross		Operating
(in millions of dollars)	Net Sales	Profit	SG&A	Income

Pro forma results	$462.3	$134.1	$100.6	$30.7
Restructuring and restructuring-related charges included in the results:
Restructuring costs	—	—	—	0.2
Restructuring-related expense	—	—	4.6	4.6
Pro Forma Net Sales
     Pro forma net sales increased $0.3 million, or 0.1%, to $462.6 million. Growth in Computer Products, Other Commercial and Commercial – Industrial Print Finishing were offset by a decline in Office Products’ European operations. Excluding European Office Products, total company pro forma sales were up 2% and Office Products sales were up 1%.
Pro Forma Gross Profit/Margin
     Pro forma gross profit decreased $8.1 million to $126.0 million. Gross profit margin decreased to 27.2% from 29.0%. The decrease in gross profit margin for 2006 is primarily due to increased raw material and freight costs, and a $1.8 million adjustment for slow-moving inventory, partially offset by sales price increases. In addition, unfavorable sales mix, including volume growth in lower relative margin products have also depressed margins.
Pro Forma SG&A (Advertising, selling, general and administrative expenses)
     Pro forma SG&A increased $9.0 million, to $109.6 million and as a percentage of sales to 23.7% from 21.8%. The increase in SG&A as a percentage of sales (SG&A margin) was attributable to increased expenditures for marketing and product development and an increase in long-term compensation plan expense following the spin-off and merger. The increases in long-term compensation of $3.8 million includes equity-based compensation expenses attributable, in part, to the adoption of SFAS No. 123(R). In addition, costs related to the transition in Europe to a pan-European model and incremental corporate costs incurred to operate as an independent public company also negatively impacted SG&A margin. These items were partially offset by synergy savings.
     The following is a summary of the incremental impact of all stock compensation expense and other long-term compensation recorded in the second quarter of 2006 and 2005, which includes expenses related to grants of both stock options and restricted stock units, along with the impact of the pre-tax expense amounts as a percentage of sales.
Stock-Based and Other Long Term Compensation

Combined Companies (Pro Forma)	Three Months Ended		Incremental
(in millions of dollars)	June 30, 2006	June 25, 2005	Expense
Expensing required under SFAS No. 123(R) (a)	$2.8	$—	$2.8
Previously required expensing (b)	2.3	0.9	1.4
Other non-equity based long term compensation	(0.2)	0.2	(0.4)

Total long term executive compensation	$4.9	$1.1	$3.8

% of Sales	1.0%	0.2%	0.8%

(a)	The Company has adopted SFAS 123(R) using the modified prospective method. Therefore, restatement of prior periods is not required.

(b)	Includes expensing of RSUs and PSUs under SFAS 123 and unvested stock options (unearned compensation) related to GBC pre-merger grants under SFAS No. 141 “Business Combinations”.

Pro Forma Operating Income (Loss)
     Operating income on a pro forma basis decreased $30.8 million, or 100%, to a loss of $(0.1) million, and operating income margin decreased 6.6%. The decrease was attributable to the change in restructuring and restructuring-related charges which were $17.8 million and $4.8 million in the quarters ended June 30, 2006 and June 25, 2005, respectively, and the impacts of the lower gross profit margin and the higher SG&A margin.
Pro Forma Net Income (Loss)
     Net income (loss) for the quarter was $(9.8) million, or $(0.18) per share, compared to $8.6 million, or $0.17 per share in the prior year.
Segment Discussion
Office Products Group

	Three Months Ended		Amount of Change
Historical Results	June 30,	June 25,
(in millions of dollars)	2006	2005	$	%

Net sales	$308.2	$215.0	$93.2	43%
Operating income (loss)	(4.7)	13.5	(18.2)	NM
Operating income margin	(1.5)%	6.3%		(7.8)%
     Office Products net sales increased $93.2 million, or 43%. The increase was principally due to the acquisition of GBC.
     Office Products operating income decreased $18.2 million, to a loss of $(4.7) million. The decrease resulted from higher restructuring and restructuring-related costs, as well as the overall decline in operating margin due to higher raw material and freight costs, a $1.8 million adjustment for slow-moving inventory and a less favorable sales mix.
     The following table presents Office Products’ pro forma combined results and the amounts of restructuring and restructuring-related charges for the quarters ended June 30, 2006 and June 25, 2005.

	Three Months Ended		Amount of Change
Combined Companies (Pro Forma)	June 30,	June 25,
(in millions of dollars)	2006	2005	$	%

Pro forma net sales	$308.2	$313.0	$(4.8)	(2)%
Pro forma operating income (loss)	(4.7)	18.8	(23.5)	NM
Restructuring and related charges	15.1	2.3	12.8	NM
     Pro forma net sales decreased 2% from $313.0 million to $308.2 million. Growth in the U.S., Australia and Latin America was more than offset by a decline in European operations. Excluding Europe, Office Products sales increased 1%. The decline in Europe primarily resulted from lower demand in retail channels in the United Kingdom and unfavorable pricing throughout Europe.
     Office Products pro forma operating income declined $23.5 million to a loss of $(4.7) million, including restructuring and restructuring-related charges. Excluding the adverse impact of restructuring and restructuring-related charges of $12.8 million, the decline in operating profit and margin was principally attributable to a $1.8 million inventory adjustment, as well as adverse results from European operations. Europe’s results were down due to lower volume, unfavorable pricing, higher raw material costs and increased investments in SG&A to transition to a pan-European business model. With the exception of the inventory charge and the transitional items in Europe, the Company believes that Office Products trends in other regional markets are improving. The Company is implementing price increases and introducing new products in key categories.

Computer Products Group

	Three Months Ended		Amount of Change
Historical Results	June 30,	June 25,
(in millions of dollars)	2006	2005	$	%

Net sales	$51.2	$49.1	$2.1	4%
Operating income	6.5	12.1	(5.6)	(46)%
Operating income margin	12.7%	24.6%		(11.9)%
Restructuring and related charges	1.3	—	1.3	100%
     Computer Products sales were $51.2 million, compared to $49.1 million in the prior-year quarter, an increase of 4%. The sales growth was driven by increased sales of iPod® accessories, mobile power adapters, notebook docking stations and other computer accessory products. This growth rate was lower than in recent quarters because of the Company’s planned exit from the cleaning category and inventory reduction actions by two major customers.
     Operating income declined to $6.5 million from $12.1 million. Operating income margins declined to 12.7% from 24.6%. Excluding restructuring and related charges (the group receives an allocation of charges related to shared services restructuring initiatives), the decline in operating profit and margin was due to planned increased investments in selling, marketing and product development activities, a change in product mix, and higher product costs.
     No pro forma information is provided for the Computer Products segment as it was not impacted by the GBC acquisition.
Commercial — Industrial and Print Finishing Group

	Three Months Ended		Amount of Change
Historical Results	June 30,	June 25,
(in millions of dollars)	2006	2005	$	%

Net sales	$47.9	—	$47.9	N/A
Operating income	4.9	—	4.9	N/A
Operating income margin	10.2%	—		N/A
     The Commercial-Industrial and Print Finishing (“IPFG”) business was contributed as part of the merger with GBC and was not merged into an existing ACCO Brands segment; therefore, it is presented on a standalone pro forma basis below.

	Three Months Ended		Amount of Change
Combined Companies (Pro Forma)	June 30,	June 25,
(in millions of dollars)	2006	2005	$	%

Pro forma net sales	$47.9	$46.7	$1.2	3%
Pro forma operating income	4.9	4.3	0.6	14%
     IPFG pro forma net sales increased 3%, to $47.9 million. Favorable currency contributed 1% of growth and the balance was a result of increased selling prices to recover raw material cost increases.
     Pro forma operating income increased 14%, to $4.9 million, and operating margins expanded to 10.2% from 9.2%. The increase in profit and margin was due to improved mix from new products and higher selling prices, which more than offset the impact of higher raw material costs.

Other Commercial

	Three Months Ended		Amount of Change
Historical Results	June 30,	June 25,
(in millions of dollars)	2006	2005	$	%

Net sales	$55.3	$11.6	$43.7	N/A
Operating income (loss)	1.8	$(0.3)	2.1	N/A
Operating income margin	3.3%	(2.6)%		5.9%
     Other Commercial net sales increased from $11.6 million to $55.3 million. The acquisition of GBC’s Document Finishing business accounted for $44.1 million of the increase. Sales volumes at Day-Timers declined by $0.4 million, principally due to lower sales to reseller customers.
     Other Commercial operating income increased $2.1 million to $1.8 million. The acquisition of GBC accounted for substantially all of the increase.
     The following table presents Other Commercial’s pro forma combined results for the quarters ended June 30, 2006 and June 25, 2005.

	Three Months Ended		Amount of Change
Combined Companies (Pro Forma)	June 30,	June 25,
(in millions of dollars)	2006	2005	$	%

Pro forma net sales	$55.3	$53.5	$1.8	3%
Pro forma operating income	1.8	3.6	(1.8)	(50)%
     On a pro forma basis net sales increased $1.8 million, or 3%. The increase was driven by price increases and volume growth, primarily in sales of document finishing products. This increase was partially offset by a $0.4 million reduction in sales in the Day-Timers business resulting from lower sales in its reseller channels.
     Pro forma operating income decreased $1.8 million, or 50%. The decline in profit and margins was driven by various favorable adjustments in the prior year quarter recognized in SG&A expense.
Six Months Ended June 2006 versus 2005

	Six Months Ended		Amount of Change
Historical Results	June 30,	June 25,
(in millions of dollars)	2006	2005	$	%

Net sales	$931.2	$550.5	$380.7	69%
Operating income	13.6	48.8	(35.2)	(72)%
Net income (loss)	(9.9)	28.8	(38.7)	(134)%
Net Sales
     Net sales increased $380.7 million, or 69%, to $931.2 million. The increase was principally related to the acquisition of GBC.
Gross Profit Margin
     Gross profit increased $93.8 million to $256.5 million, primarily as a result of the acquisition of GBC. Gross profit margin decreased to 27.5% from 29.6%. The decrease in gross profit margin was primarily due to increased raw material and freight costs, partially offset by sales price increases. In addition, unfavorable sales mix, including volume growth in lower relative margin products, has also depressed margins.
SG&A (Advertising, selling, general and administrative expenses)
     SG&A increased $104.2 million to $217.1 million. The increase was primarily attributable to the acquisition of GBC. SG&A as a percentage of sales increased to 23.3% from 20.5%. The increase in SG&A margin is attributable to higher marketing and selling investments to drive growth, significantly higher cost related to expensing of equity based management incentive programs, as well as infrastructure costs to support our public company status, align our business model globally and develop our European business model.
          The Company’s results of operations for the six months ended June 30, 2006 were impacted by the adoption of SFAS No. 123(R), which requires companies to expense the fair value of employee stock options and similar awards. The Company adopted SFAS No. 123(R) effective January 1, 2006, using the modified prospective method. Therefore, stock-based compensation expense was recorded during the first half of 2006, but the prior year consolidated statement of income was not restated.
          In December 2005, the Company issued an inaugural grant of stock options, restricted stock units and performance stock units following the spin-off and merger. The inaugural grant followed market practice for Initial Public Offerings/spin transactions and was larger than would be expected in a normal year. The Company will therefore have a larger charge related to the expensing of equity awards for the next three years.
          The following is a summary of the incremental impact of all stock compensation expense and other long-term compensation recorded during the first six months of 2006 and 2005, which includes expenses related to grants of both stock options and restricted stock units, along with the impact of the pre-tax expense amounts as a percentage of sales.
Stock-Based and Other Long Term Compensation

Historical Results	Six Months Ended		Incremental
(in millions of dollars)	June 30, 2006	June 25, 2005	Expense
Expensing required under SFAS No. 123(R) (a)	$5.6	$—	$5.6
Previously required expensing (b)	4.0	—	4.0
Other non-equity based long term compensation	(0.2)	0.7	(0.9)

Total long term executive compensation	$9.4	$0.7	$8.7

% of Sales	1.0%	0.1%	0.9%

(a)	The Company has adopted SFAS 123(R) using the modified prospective method. Therefore, restatement of prior periods is not required.

(b)	Includes expensing of RSUs and PSUs under SFAS No. 123, and unvested stock options/unearned compensation related to GBC.
     Refer to Note 2 for information specific to the adoption of SFAS No. 123(R) in the condensed consolidated financial statements.
Operating Income
     Operating income decreased $35.2 million, or 72%, to $13.6 million, and decreased as a percentage of sales to 1.5% from 8.9%. The decrease was driven by lower gross margin and higher SG&A margin as discussed above, and $24.5 million of higher restructuring and restructuring-related costs.
Interest, Other Expense (Income) and Income Taxes
     Interest expense increased $26.8 million, to $30.7 million, as debt levels increased significantly in order to finance the transactions related to the spin-off from Fortune Brands and the merger with GBC. Other income increased $3.7 million to $1.7 million, primarily due to a foreign exchange gain in 2006 compared to a loss in 2005 and the inclusion of the Company’s share of earnings in a GBC joint venture investment.

     Income tax for the first six months of 2006 was a benefit of $5.6 million, compared to an expense of $17.4 million in the same period of 2005. The effective tax rate for the six months ended June 30, 2006 was 36.4% compared to 40.6% for the six months ended June 25, 2005. Included in the first six months of 2006 was a reduction in tax expense on non-US income resulting from the Tax Increase Prevention and Reconciliation Act of 2005 signed into law in May 2006. This benefit was partially offset by the lower tax benefit associated with restructuring and related charges recorded during the first six months. The effective tax rate for the quarter ended June 25, 2005 was unfavorably impacted by the repatriation expenses of foreign earnings no longer considered permanently reinvested.
Net Income (Loss)
     Net income (loss) was $(9.9) million for the six months ended June 30, 2006 compared to $28.8 million in the six months ended June 25, 2005, and was significantly impacted by lower operating income and increased interest expense. Included in net income for the six months ended June 30, 2006 were restructuring and restructuring related non-recurring after-tax costs of $19.4 million, or $0.36 per share. Similar expenses in the 2005 period were $2.0 million or $0.06 per share.
Six Months Ended June 2006 versus 2005
Combined Companies — Pro Forma Discussion
The Company has included a “combined companies” discussion below as if GBC had been included in results since the beginning of the 2005 year. Restructuring and restructuring-related costs have been noted where appropriate, as management believes that a comparative review of operating income before restructuring and restructuring-related charges allows for a better understanding of the underlying business performance from year to year.
The presentation of, and supporting calculations related to, the 2005 pro forma information contained in this Management’s Discussion and Analysis can be found in the Company’s Report on Form 8-K filed on February 14, 2006, except for $5.4 million of one-time expense related to the step-up in inventory value that was recorded as an adjustment to the opening balance sheet of GBC. The SEC requirements regulating pro forma disclosure (SEC Regulation S-X, Article 11) are different than generally accepted accounting principles.
     The following table presents ACCO Brands’ pro forma combined results and the amounts of restructuring and restructuring-related charges for the six months ended June 30, 2006 and June 25, 2005.

	Six Months Ended June 30, 2006
Combined Companies (Reported)		Gross		Operating
(in millions of dollars)	Net Sales	Profit	SG&A	Income

Reported results	$931.2	$256.5	$217.1	$13.6
Restructuring and restructuring-related charges included in the results:
Restructuring costs	—	—	—	19.8
Restructuring-related expense	—	2.4	5.2	7.6
     The Company has incurred a net total of $27.4 million in pre-tax restructuring, restructuring-related and merger and integration related expenses in the 2006 period. The charges were primarily related to the closure or consolidation of facilities, primarily in the United States and Europe, and associated employee termination benefits.

	Six Months Ended June 25, 2005
Combined Companies (Pro Forma)		Gross		Operating
(in millions of dollars)	Net Sales	Profit	SG&A	Income

Pro forma results	$917.0	$264.3	$205.2	$52.3
Restructuring and restructuring-related charges included in the results:
Restructuring costs	—	—	—	1.3
Restructuring-related expense	—	—	7.1	7.1

Pro Forma Net Sales
     Pro forma net sales increased $14.2 million, or 2%, to $931.2 million. The increase was driven by volume growth across all business segments, led by 10% growth in Computer Products, 4% growth in Commercial-IPFG, and 3% growth in Other Commercial. These increases were offset by a decrease in the Office Products Group. Price increases contributed an additional 1% overall to the Company’s sales. The unfavorable impact of currency translation reduced pro forma sales by 1%.
Pro Forma Gross Profit/Margin
     Pro forma gross profit decreased $7.8 million, or 3.0%, to $256.5 million. Gross profit margin decreased to 27.5% from 28.8%. The decrease in gross profit margin was primarily due to increased raw material and freight costs and an adjustment related to slow-moving inventory, partially offset by sales price increases. In addition, unfavorable sales mix, including volume growth in lower relative margin products, contributed to the decrease.
     Pro Forma SG&A (Advertising, selling, general and administrative expenses)
     Pro forma SG&A increased $11.9 million, or 5.8%, to $217.1 million and increased as a percentage of sales to 23.3% from 22.4%. The increase in relative SG&A was attributable to higher marketing and selling investments to drive growth, significantly higher cost related to expensing of equity based management incentive programs, and infrastructure costs to support our status as an independent public company, align our business model globally and develop our pan-European business model.
     The following is a summary of the incremental impact of all stock compensation expense and other long-term compensation recorded during the first six months of 2006 and 2005, which includes expenses related to grants of stock options, RSUs and PSUs, along with the impact of pre-tax expense amounts as a percentage of sales.
Stock-Based and Other Long Term Compensation

Combined Companies (Pro Forma)	Six Months Ended		Incremental
(in millions of dollars)	June 30, 2006	June 25, 2005	Expense
Expensing required under SFAS No. 123(R) (a)	$5.6	$—	$5.6
Previously required expensing (b)	4.0	2.5	1.5
Other non-equity based long term compensation	(0.2)	0.7	(0.9)

Total long term executive compensation	$9.4	$3.2	$6.2

% of Sales	1.0%	0.3%	0.7%

(a)	The Company has adopted SFAS 123(R) using the modified prospective method. Therefore, restatement of prior periods is not required.

(b)	Includes expensing of RSUs and PSUs under SFAS 123, and unvested stock options (unearned compensation) related to GBC pre- merger grants under SFAS No. 141 “Business Combinations”.
Pro Forma Operating Income
     Operating income on a pro forma basis decreased $38.7 million, or 74%, to $13.6 million, and decreased as a percentage of sales to 1.5% from 5.7%. The decrease is attributable to the $19.0 million increase in restructuring and restructuring-related charges, and the lower gross margin and higher SG&A expenses as discussed above.
Pro Forma Net Income (Loss) Before Change In Accounting Principle
     Net income (loss) for the six months ended June 30, 2006 was $(9.9) million, or $(0.18) per share, compared to $5.8 million, or $0.11 per share, before the change in accounting principle in the six months ended June 25, 2005. The decrease was attributable to the lower operating income partially offset by lower effective income tax rate and interest expense.

Segment Discussion
Office Products Group

	Six Months Ended		Amount of Change
Historical Results	June 30,	June 25,
(in millions of dollars)	2006	2005	$	%

Net sales	$619.3	$431.3	$188.0	44%
Operating income	1.3	33.1	(31.8)	(96)%
Operating income margin	0.2%	7.7%		(7.5)%
     Office Products net sales increased $188.0 million, or 44%, to $619.3 million. The increase was principally related to the acquisition of GBC.
     Office Products operating income declined $31.8 million, or 96%, to $1.3 million. The decrease resulted from higher restructuring and restructuring related costs, as well as an overall decline in operating margin due to higher raw material and freight cost and unfavorable pricing.
     The table below provides ACCO Brands’ pro forma segment results and the amounts of restructuring and restructuring-related charges to be excluded for comparison purposes for the indicated periods.

	Six Months Ended		Amount of Change
Combined Companies (Pro Forma)	June 30,	June 25,
(in millions of dollars)	2006	2005	$	%

Pro forma net sales	$619.3	$623.5	$(4.2)	(1)%
Pro forma operating income	1.3	38.0	(36.7)	(97)%
Restructuring and related charges	23.4	3.3	20.1	NM
          Pro forma net sales decreased $4.2 million, or 1%. Adjusting for the impact of foreign currency translation, pro forma net sales increased 1%. Growth in the U.S., Australia and Latin America was offset by a decline in European operations. Excluding Europe, Office Products sales increased 2%. The decline in Europe was primarily related to sales to retail customers in the United Kingdom and unfavorable pricing.
          Office Products pro forma operating income declined $36.7 million, or 97%, to $1.3 million including restructuring and restructuring-related charges. Excluding the adverse impact of restructuring and restructuring-related charges of $20.1 million, the decline in operating profit and margin was attributable to European operations, specifically unfavorable pricing coupled with higher raw material costs, an adjustment related to slow-moving inventory, increased amortization, increased investments in SG&A to transition to a pan-European business model, and lower sales in the United Kingdom, primarily at retail.
Computer Products Group

	Six Months Ended		Amount of Change
Historical Results	June 30,	June 25,
(in millions of dollars)	2006	2005	$	%

Net sales	$103.1	$93.4	$9.7	10%
Operating income	14.8	21.0	(6.2)	(30)%
Operating income margin	14.4%	22.5%		(8.1)%
Restructuring and related charges	1.3	—	1.3	100%
     Computer Products delivered strong sales growth for 2006, increasing $9.7 million, or 10%, to $103.1 million. The strong sales growth was driven by sales of iPod® accessories, mobile power adapters, notebook docking stations and other computer accessory products. Sales increases were partially offset by lower than historical rates in the second quarter attributable to the Company’s planned exit from the cleaning category and inventory reduction actions by two major customers.
     Computer Products operating income decreased $6.2 million, or 30%, to $14.8 million. Operating margins decreased to 14.4% from 22.5%, principally due a change in product mix, higher product costs, planned increased investments in selling, marketing and product development activities and restructuring and restructuring-related charges of $1.3 million.
     No pro forma information is provided for the Computer Products segment as it was not impacted by the GBC acquisition.
Commercial — Industrial and Print Finishing Group

	Six Months Ended		Amount of Change
Historical Results	June 30,	June 25,
(in millions of dollars)	2006	2005	$	%

Net sales	$97.5	—	$97.5	N/A
Operating income	9.7	—	9.7	N/A
Operating income margin	9.9%	—		9.9%
     The Commercial-Industrial and Print Finishing (“IPFG”) business was contributed as part of the merger with GBC and was not merged into an existing ACCO Brands segment; therefore, it is presented on a standalone pro forma basis below.

	Six Months Ended		Amount of Change
Combined Companies (Pro Forma)	June 30,	June 25,
(in millions of dollars)	2006	2005	$	%

Pro forma net sales	$97.5	$93.0	$4.5	5%
Pro forma operating income	9.7	6.6	3.1	47%
     IPFG pro forma net sales increased $4.5 million, or 5%, to $97.5 million. Excluding the effects of unfavorable currency, pro forma net sales increased 6%. Growth was driven by improved sales from new product introductions (including some initial stocking), higher volume reflecting normalized volumes after soft demand in the fourth quarter of 2005 and increased selling prices to recover raw material cost increases.
     IPFG pro forma operating income increased $3.1million, or 47%, to $9.7 million. Operating income margins also improved to 9.9% from 7.1% in the prior year. The increase was due to improved mix from new products and higher selling prices, which more than offset the impact of higher raw material costs.
Other Commercial

	Six Months Ended		Amount of Change
Historical Results	June 30,	June 25,
(in millions of dollars)	2006	2005	$	%

Net sales	$111.3	$25.8	$85.5	N/A
Operating income (loss)	5.9	(0.1)	6.0	N/A
Operating income margin	5.3%	(0.4)%		5.7%
     Other Commercial net sales increased from $25.8 million to $111.3 million. The acquisition of GBC’s Document Finishing business accounted for $86.3 million of the increase. Sales volumes at Day-Timers declined by $0.8 million with lower sales in its reseller channels, partially due to the change in calendar, offset in part by higher direct-to–end-user catalog sales.

     Other Commercial operating income increased $6.0 million to $5.9 million. The acquisition of GBC accounted for substantially all of the increase. Operating income within our Day-Timers business was unfavorably impacted by the change in the calendar.

	Six Months Ended		Amount of Change
Combined Companies (Pro Forma)	June 30,	June 25,
(in millions of dollars)	2006	2005	$	%

Pro forma net sales	$111.3	$107.1	$4.2	4%
Pro forma operating income	5.9	5.0	0.9	18%
     On a pro forma basis net sales increased $4.2 million, or 4%. Unfavorable currency translation impacted pro forma sales by 1%. The increase was driven by higher sales of custom products and higher pricing and servicing in the Document Finishing business. This growth was partially offset by a 3% reduction in sales, primarily related to the Day-Timers business, which was a result of the change in calendar days for the comparative periods.
     Pro forma operating income increased $0.9 million, to $5.9 million. The improvement in operating income and margin was driven by higher sales volume, increased pricing and lower SG&A expense.
Liquidity and Capital Resources
     Our primary liquidity needs are to fund capital expenditures, service indebtedness and support working capital requirements. Our principal sources of liquidity are cash flows from operating activities and borrowings under our credit agreements and long-term notes. We maintain adequate financing arrangements at competitive rates. Our priority for cash flow over the near term, after internal growth, is to fund integration and restructuring-related activities and the reduction of debt that was incurred in connection with the merger with GBC and the spin-off from Fortune Brands.
Cash Flow from Operating Activities
     Cash provided by operating activities was $30.5 million for the six months ended June 30, 2006 and cash used was $(1.4) million for the six months ended June 25, 2005. Net income (loss) in 2006 was $(9.9) million, or $38.7 million less than 2005. Non-cash adjustments to net income were $39.7 million in 2006, compared to $14.5 million in 2005, on a pre-tax basis.
     Principal cash items favorably affecting operating activities included:
•	Higher accounts payable as the Company benefited from later timing of inventory purchases compared to the prior year, extended payment terms and other cash management initiatives.

•	Substantially lower payments in 2006 of long term incentives and annual bonuses (accrued in 2005 and prior years) as a result of underachieved targets in 2005 compared to significant overachievement in the 2004 year. In addition, the first quarter of 2005 included payments amounting to $22.0 million related to long term incentives tied to the successful repositioning of the former ACCO World businesses.
     Principal cash items unfavorably affecting operating activities included:
•	Higher inventory levels resulted from the seasonal back to school build, as well as lower than expected second quarter 2006 sales mainly in Computer Products and in European Office Products. The timing of receipt for inventories sourced by the Company (instead of manufactured), coupled with increased raw material and other product input costs, have also increased inventory values.

•	Lower cash collections from accounts receivable resulting principally from the resolution of 2004 customer billing delays which deferred the related cash collection to the first six months of 2005.

•	Higher payments for customer programs resulting from enhanced programs (customer consolidation & competitive pricing), including such programs associated with GBC.

•	Payments associated with acquisition related interest expense.
Cash Flow from Investing Activities
     Cash used by investing activities was $10.0 million in 2006 and $13.5 million in 2005. Gross capital expenditure was $12.1 million and $13.3 million in 2006 and 2005, respectively; both years include substantial investment in enhanced information technology systems. The 2006 period also includes cash distributions received from the Company’s investments in unconsolidated subsidiaries of $1.3 million.
     Cash Flow from Financing Activities
     Cash used by financing activities was $72.6 million in 2006. During the 2006 six month period, the Company paid all of the required fiscal 2006 debt service of $24.7 million and paid down an additional $55.0 million of the Senior Secured Term Loan Credit Facilities. The Company expects to pay down additional debt during the remainder of the year. Cash used by financing activities in 2005 of $39.0 million was principally related to funding provided to the Company’s former parent, Fortune Brands.
Capitalization
     The Company’s total debt at June 30, 2006 was $873.1 million. The ratio of debt to stockholders’ equity at June 30, 2006 was 2.2 to 1.
     As of June 30, 2006 the amount available for borrowings under the revolving credit facilities was $142.5 million (allowing for $7.5 million of letters of credit outstanding on that date).
     On February 13, 2006 the Company entered into an amendment to its senior secured credit facilities waiving any default that may have arisen under those facilities as a result of the restatement of the Company’s financial statements.
     As of and for the period ended June 30, 2006, the Company was in compliance with all applicable loan covenants.
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
Stock Based Compensation
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
Recent Accounting Pronouncements
          In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 establishes a two-step process consisting of (a) recognition and (b) measurement for evaluating a tax position. The interpretation provides that a position should be recognized if it is more likely than not that a tax position will be sustained upon examination. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. Any differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in an increase in a liability for income taxes payable or a reduction of an income tax refund receivable; a reduction in a deferred tax asset or an increase in a deferred tax liability; or both. This interpretation is effective for fiscal years beginning after December 15, 2006. The provisions of the Interpretation should be applied to all tax positions upon initial adoption. The cumulative effect of applying the provisions of this Interpretation should be reported as an adjustment to the opening balance of retained earnings as of the date of adoption. The implementation of this interpretation is not expected to have a material effect on the Company’s Consolidated Financial Statements.

     In June 2006 the FASB ratified the Emerging Issues Task Force (EITF) consensus on EITF Issue No. 06-3 How Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (EITF 06-3). The consensuses reached in EITF 06-3 provide that presentation of any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer, which could include sales, use, value added and other excise taxes on either a gross or a net basis is an accounting policy decision that should be disclosed pursuant to Accounting Principles Board Opinion No. 22, Disclosure of Accounting Policies. In addition, the Task Force noted that for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The consensuses in EITF 06-3 should be applied to financial reports for interim and annual reporting periods beginning after December 15, 2006, with earlier application permitted. The application of the consensuses in this Issue is not expected to have a material effect on the Company’s Consolidated Financial Statements.
Forward-Looking Statements
     “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report contain, and other periodic reports and press releases of the Company may contain, certain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. These forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “will”, “believe,” “expect,” “intend,” “anticipate,” “estimate,” “forecast,” “project,” “plan,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Because actual results may differ from those predicted by such forward-looking statements, you should not rely on such forward-looking statements when deciding whether to buy, sell or hold the Company’s securities. The Company undertakes no obligation to update these forward-looking statements in the future. Among the factors that could cause plans, actions and results to differ materially from current expectations are: fluctuations in cost and availability of raw materials; competition within the markets in which the Company operates; the effects of both general and extraordinary economic, political and social conditions; the dependence of the Company on certain suppliers of manufactured products; the effect of consolidation in the office products industry; the risk that businesses that have been combined into the Company as a result of the merger with General Binding Corporation will not be integrated successfully; the risk that targeted cost savings and synergies from the aforesaid merger and other previous business combinations may not be fully realized or take longer to realize than expected; disruption from business combinations making it more difficult to maintain relationships with the Company’s customers, employees or suppliers; foreign exchange rate fluctuations; the development, introduction and acceptance of new products; the degree to which higher raw material costs, and freight and distribution costs, can be passed on to customers through selling price increases and the effect on sales volumes as a result thereof; increases in health care, pension and other employee welfare costs; as well as other risks and uncertainties detailed from time to time in the Company’s SEC filings.
ITEM 3. QUANTITIATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See Item 7A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. There has been no material change to disclosures made therein on Foreign Exchange Risk Management or Interest Rate Risk Management through the period ended June 30, 2006 or through the date of this report.
ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures.
The Company’s management has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2006.

(b) Changes in Internal Control Over Financial Reporting.
There have not been any changes in the Company’s internal control over financial reporting that occurred during the Company’s six month period ending June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A.Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2005. Those risk factors described in that annual report could materially adversely affect our business, financial condition or future results. The risks described in that annual report are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently consider immaterial also may materially adversely affect our business, financial condition and/or operating results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     A total of 49,595,488 of the Company’s shares of common stock were present or represented by proxy at the Company’s Annual Meeting of Stockholders held on May 25, 2006 (the “2006 Annual Meeting”). This represented more than 93% of the Company’s shares outstanding. Three management proposals were voted upon at the 2006 Annual Meeting and all were approved.
Proposal 1   Election of Directors.
     The terms of office of three current directors, David D. Campbell, G. Thomas Hargrove and Pierre E. Leroy, expired at the 2006 Annual Meeting and all were re-elected to a three-year term. The results of the voting were as follows:

	For	Withheld
David D. Campbell	49,089,770	505,718
G. Thomas Hargrove	49,400,936	194,552
Pierre E. Leroy	47,203,412	2,392,076
     Other directors whose terms continued after the meeting were George V. Bayly, Dr. Patricia O. Ewers, Robert J. Keller, Gordon R. Lohman, Forrest M. Schneider and Norman H. Wesley
Proposal 2   Approve the Amended and Restated ACCO Brands Corporation 2005 Incentive Plan.

For	Against	Abstain
35,058,384	5,464,514	9,072,590
Proposal 3   Ratification of the selection of PricewaterhouseCoopers LLP as the independent registered public accounting firm of the Company for 2006.

For	Against	Abstain
49,340,419	188,440	66,629
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS

Number	Description
10.1	Amendment No. 2 to Credit Agreement dated as of March 31, 2006 (the “Amendment”) among the Company, certain of its subsidiaries, the Lenders listed on the signature pages thereto, and Citicorp North America Inc., as administrative agent filed as an exhibit to the Company’s Current Report on Form 8-K filed April 4, 2006, is hereby incorporated by reference.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

41

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
August 14, 2006

42