Form 10-Q
period 2006-09-30
ACCO BRANDS CORP
filed 2006-11-09
CIK 712034

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2006
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
Large accelerated filer ☑       Accelerated filer ☐       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of November 1, 2006, the registrant had outstanding 53,623,543 shares of Common Stock.

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

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ACCO Brands Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2006	2005
(in millions of dollars)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$49.3	$91.1
Accounts receivable, net	405.8	438.9
Inventories, net	282.4	268.2
Deferred income taxes	36.2	37.5
Other current assets	44.7	25.3

Total current assets	818.4	861.0

Property, plant and equipment, net	227.4	239.8
Deferred income taxes	10.4	17.4
Goodwill	440.7	433.8
Identifiable intangibles, net	234.5	240.6
Prepaid pension	83.8	81.9
Other assets	51.9	55.0

Total assets	$1,867.1	$1,929.5

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable to banks	$6.4	$7.0
Current portion of long-term debt	14.1	23.1
Accounts payable	176.7	150.1
Accrued compensation	31.6	27.7
Accrued customer program liabilities	120.1	122.9
Other current liabilities	131.1	122.2

Total current liabilities	480.0	453.0

Long-term debt	833.9	911.8
Deferred income taxes	59.8	94.1
Postretirement and other liabilities	62.9	62.3

Total liabilities	1,436.6	1,521.2

Commitments and Contingencies — Note 12

Common stock	0.6	0.5
Treasury stock	(1.1)	(1.1)
Paid-in capital	1,367.3	1,350.3
Unearned compensation	—	(5.2)
Accumulated other comprehensive income	2.7	11.0
Accumulated deficit	(939.0)	(947.2)

Total stockholders’ equity	430.5	408.3

Total liabilities and stockholders’ equity	$1,867.1	$1,929.5

See notes to condensed consolidated financial statements.

ACCO Brands Corporation and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	September 30,		Nine Months Ended September 30,
(in millions of dollars, except per share data)	2006	2005	2006	2005
Net sales	$499.2	$424.0	$1,430.4	$974.5
Cost of products sold	352.8	301.1	1,027.5	688.9
Advertising, selling, general and administrative expenses	112.6	88.9	329.7	201.8
Amortization of intangibles	2.5	1.4	8.5	2.4
Restructuring charges	5.8	0.4	25.6	0.4

Operating income	25.5	32.2	39.1	81.0

Interest expense	16.5	9.1	47.2	13.0
Other (income) expense, net	(2.4)	(1.3)	(4.1)	0.7

Income (loss) before income taxes, minority interest, and cumulative effect of change in accounting principle	11.4	24.4	(4.0)	67.3
Income taxes	(6.9)	19.9	(12.5)	37.3
Minority interest, net of tax	0.2	—	0.3	—

Income before cumulative effect of change in accounting principle	18.1	4.5	8.2	30.0
Cumulative effect of change in accounting principle, net of tax	—	—	—	3.3

Net income	$18.1	$4.5	$8.2	$33.3

Basic earnings per common share:
Income before change in accounting principle	$0.34	$0.10	$0.15	$0.79
Change in accounting principle	—	—	—	0.09

Net income	$0.34	$0.10	$0.15	$0.88

Diluted earnings per common share:
Income before change in accounting principle	$0.33	$0.10	$0.15	$0.78
Change in accounting principle	—	—	—	0.08

Net income	$0.33	$0.10	$0.15	$0.86

Weighted average number of shares outstanding:
Basic	53.5	43.4	53.3	37.8
Diluted	54.3	44.4	54.1	38.5
See notes to condensed consolidated financial statements.

ACCO Brands Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(in millions of dollars)	2006	2005
Operating activities
Net income	$8.2	$33.3
Restructuring, impairment and other non-cash charges	5.2	—
Loss (gain) on sale of assets	0.9	(1.7)
Depreciation	29.5	21.2
Amortization of debt issuance costs	3.7	0.5
Amortization of intangibles	8.5	2.5
Stock based compensation	14.3	0.2
Changes in balance sheet items:
Accounts receivable	38.7	22.4
Inventories	(16.8)	(1.1)
Other assets	(7.4)	(3.7)
Accounts payable	19.9	(9.4)
Accrued expenses and other liabilities	(17.2)	(39.8)
Income taxes	(24.2)	0.6
Other operating activities, net	(2.6)	(1.2)

Net cash provided by operating activities	60.7	23.8
Investing activities
Additions to property, plant and equipment	(22.1)	(20.4)
Proceeds from the disposition of assets	5.5	2.2
Other investing activities	3.5	0.1

Net cash used by investing activities	(13.1)	(18.1)
Financing activities
Decrease in parent company investment	—	(24.5)
Net dividends paid	—	(625.0)
Proceeds from long-term borrowings	—	950.0
Repayments of long-term debt	(100.8)	(293.6)
(Repayments) borrowings of short-term debt, net	(0.8)	3.1
Cost of debt issuance	(0.2)	(26.1)
Proceeds from the exercise of stock options	9.8	2.9

Net cash used by financing activities	(92.0)	(13.2)
Effect of foreign exchange rate changes on cash	2.6	(3.4)

Net decrease in cash and cash equivalents	(41.8)	(10.9)
Cash and cash equivalents
Beginning of year	91.1	79.8

End of period	$49.3	$68.9

Significant non-cash transaction:
Common stock issued in connection with the acquisition of GBC	$—	$392.4
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
     The condensed consolidated balance sheet as of September 30, 2006, the related condensed consolidated statements of income for the three and nine months ended September 30, 2006 and 2005, and the related condensed consolidated statements of cash flows for the nine months ended September 30, 2006 and 2005 are unaudited. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required annually by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments consisting of only normal recurring adjustments necessary for a fair presentation of the financial statements have been included. Interim results may not be indicative of results for a full year. The interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2005 annual report on Form 10-K.
     As more fully described in the Company’s 2005 annual report on Form 10-K, the financial statements for the nine months ended September 30, 2005 include a restatement of results affecting the previously filed three-month and nine-month periods ended September 30, 2005 for the cumulative effect of a change in accounting principle related to the removal of a one-month lag in reporting by several of the Company’s foreign subsidiaries. The change was made to better align their reporting periods with the Company’s fiscal calendar. This increased net income $3.3 million.
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

2. Stock —Based Compensation
     As more fully described in the Company’s 2005 annual report on Form 10-K, in connection with becoming a separate public company after the spin-off, the Company established two stock-based compensation plans (the “ACCO Plans”) which included the Company’s 2005 Long-Term Incentive Plan (the “LTIP”). At the Company’s May 25, 2006 Annual Meeting of Stockholders, a shareholder vote approved an Amended and Restated ACCO Brands Corporation 2005 Incentive Plan (“Restated LTIP”). The terms of the Restated LTIP increased the number of shares of the Company’s common stock reserved for issuance in respect of stock based awards to its key employees and non-employee directors from 4,200,000 to 4,578,000. Stock options from the GBC plans that were assumed in connection with the merger, and from the Fortune Brands plans that were not vested as of the spin-off date, were converted to options to acquire ACCO Brands stock under the Company’s 2005 Assumed Option and Restricted Stock Unit Plan.
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
     On January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standard No. 123(R), “Share-Based Payment” (SFAS 123(R)) using the modified prospective method. SFAS 123(R) requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based upon the grant-date fair value of those awards. Under the modified prospective method of adopting SFAS 123(R), the Company will recognize compensation cost for all stock-based awards granted after January 1, 2006, plus any awards granted to employees prior to January 1, 2006 that remain unvested at that time. Under this method of adoption, no restatement of prior periods is made. As a result of adopting this standard the remaining amount of unearned compensation was reclassified to paid-in-capital.
     The following table summarizes the impact of all stock-based compensation on the Company’s consolidated financial statements for three and nine months ended September 30, 2006 (under SFAS No. 123(R)).

	Three Months Ended	Nine Months Ended
(in millions of dollars, except earnings per share)	September 30, 2006	September 30, 2006
Advertising, selling, general and administrative expense	$4.7	$14.3
Income from continuing operations before income taxes	$4.7	$14.3
Income tax expense	$1.7	$5.3
Net income	$3.0	$9.0

Diluted earnings per share	$0.06	$0.17
     There was no capitalization of stock based compensation expense. The incremental effect of adopting SFAS 123(R) for the three months ended September 30, 2006 was an additional pre-tax expense of $2.8 million, lower net income of $1.8 million and an incremental reduction in earnings per share of $0.03. For the nine months ended September 30, 2006 the incremental effect was an additional pre-tax expense of $8.4 million, lower net income of $5.3 and an incremental reduction in earnings per share of $0.10.
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
     During the three and nine months ended September 30, 2005, if compensation cost of employee services received in exchange for equity awards had been recognized based on the grant-date fair value of those awards in accordance with the provisions of SFAS 123(R), the Company’s net income and earnings per share would have been impacted as shown in the following table:

	Three Months Ended	Nine Months Ended
(in millions of dollars, except share data)	September 30, 2005	September 30, 2005
Net income — as reported	$4.5	$33.3
Add: Stock-based employee compensation included in reported net income, net of tax	0.1	0.3
Deduct: Total stock-based employee compensation determined under the fair value-based method for all awards, net of tax	(0.2)	(2.3)

Pro forma net income	$4.4	$31.3

Basic earnings per common share, as reported	$0.10	$0.88
Diluted earnings per common share, as reported	$0.10	$0.87
Pro forma earnings per common share — basic	$0.10	$0.83
Pro forma earnings per common share — diluted	$0.10	$0.81
     Information regarding 2005 compensation expense related to stock options of Fortune Brands held by ACCO Brands employees is discussed in the Company’s annual report on Form 10-K.
Stock Options
     The exercise price of each stock option equals or exceeds the market price of the Company’s stock on the date of grant. Options can generally be exercised over a maximum term of up to 10 years. Options generally vest ratably over the shorter of three years or one year after the date of grant upon the retirement of an employee (age 55, with at least 5 years of service). The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model using the weighted average assumptions as outlined in the following table:

	Nine Months Ended September 30,
	2006	2005
Weighted average expected lives	4.5 years	4.5 years
Weighted average risk-free interest rate	3.4%	3.8%
Weighted average expected volatility	35.0%	24.0%
Expected dividend yield	0.0%	1.6%
Weighted average grant date fair value	$8.01	$4.59
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
     A summary of the changes in stock options outstanding under the Company’s option plans during the nine months ended September 30, 2006 is presented below:

		Weighted
		Average	Weighted Average	Aggregate
	Number	Exercise	Remaining	Intrinsic
	Outstanding	Price	Contractual Term	Value
Outstanding at December 31, 2005	5,790,394	$17.55
Granted	42,000	$23.18
Exercised	(742,168)	$13.34
Lapsed	(235,863)	$19.27

Outstanding at September 30, 2006	4,854,363	$18.16	6.9 years	$20.7 million
Exercisable shares at September 30, 2006	2,003,468	$14.61	7.4 years	$15.3 million
Options vested or expected to vest	4,687,219	$18.09	6.9 years	$20.3 million

     During the three and nine months ended September 30, 2006, the total intrinsic value of options exercised was $0.3 million and $5.6 million, and the Company received cash of $0.7 million and $9.8 million, respectively, from the exercise of stock options. The fair value of options vested during the three and nine months ended September 30, 2006 was $4.4 million and $5.9 million, respectively. As of September 30, 2006, the Company had $14.4 million of total unrecognized compensation expense related to stock option plans that will be recognized over a weighted average period of 1.4 years.
Stock Unit Awards
     There were 28,906 and 25,600 GBC restricted stock units outstanding as of September 30, 2006, which had previously been granted in 2004 and 2005, respectively, which were converted to ACCO Brands restricted stock units (“RSUs”) in connection with the merger. These awards will vest in 2007 and 2008, respectively. The Restated LTIP provides for stock based awards in the form of RSUs, performance stock units (“PSUs”), incentive and non-qualified stock options, and stock appreciation rights, any of which may be granted alone or with other types of awards and dividend equivalents. RSUs vest over a pre-determined period of time, typically three years from grant. PSUs also vest over a pre-determined period of time, presently 3 years, but are further subject to the achievement of certain business performance criteria in 2008. Based upon the level of achieved performance, the number of shares actually awarded can vary from 0% to 150% of the original grant.
     There were an additional 321,776 RSUs outstanding at September 30, 2006 that were granted in 2005 and 33,658 that were granted during the nine months ended September 30, 2006. Substantially all outstanding RSUs as of September 30, 2006 vest within three years of the date of grant. Also outstanding at September 30, 2006 were 353,000 and 11,500 PSUs granted in 2005 and 2006 respectively, all of which will vest in 2008. Upon vesting, all of these awards will be converted into the right to receive one share of common stock of the Company for each unit that vests. The cost of these awards is determined using the fair value of the shares on the date of grant, and compensation expense is recognized over the period during which the employees provide the requisite service to the Company. A summary of the changes in the stock unit awards outstanding under the Company’s equity compensation plans during the first nine months of fiscal 2006 is presented below:

		Weighted
		Average	Weighted Average
		Grant	Remaining
	Stock	Date Fair	Contractual Term
	Units	Value	(years)
Unvested at December 31, 2005	768,062	$22.11	2.9
Granted	45,158	$23.28	1.5
Vested	—	$—	—
Forfeited	(38,780)	$22.48	2.5

Unvested at September 30, 2006	774,440	$22.14	2.0

Exercisable at September 30, 2006	—	$—	—
     There were no stock unit awards that vested during the quarter ended September 30, 2006. As of September 30, 2006, the Company had $12.2 million of total unrecognized compensation expense related to stock unit awards which will be recognized over the weighted average period of 1.5 years. The Company will satisfy the requirement for delivering the common shares for stock-based plans by issuing new shares.
     SFAS No. 123(R) changes the presentation of realized excess tax benefits associated with exercised stock options in the statement of cash flows. Prior to the adoption of SFAS No. 123(R), such realized tax benefits were required to be presented as an inflow within the operating section of the cash flow statement. Under SFAS No. 123(R), such realized tax benefits are presented as an inflow within the financing section of the statement. The Company had no realized excess tax benefits associated with the exercise of options during the first nine months of 2006.

3. Inventories
     Inventories are stated at the lower of cost or market value. The components of inventories were as follows:

	September 30,	December 31,
(in millions of dollars)	2006	2005
Raw materials	$38.5	$39.7
Work in process	12.9	10.3
Finished goods	231.0	218.2

Total inventories	$282.4	$268.2

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
     The aggregate purchase price of $422.2 million was comprised primarily of 17.1 million shares of ACCO Brands common stock which was issued to GBC shareholders with a fair value of $392.4 million. ACCO Brands has completed its integration planning process. Goodwill arising from the integration plan liabilities, including costs related to the closure of GBC facilities and other actions, is final. The Company expects to recognize adjustments to goodwill in future periods, which relate to changes in tax positions and to tax benefits on the exercise of stock options issued to GBC employees prior to the acquisition date.
     Of the $129.0 million of purchase price assigned to intangible assets, $38.2 million was assigned to customer relationships with remaining amortizable lives of approximately 13.5 years, amortizing on an accelerated basis, and $10.5 million was assigned to developed technology with a life of approximately 8.5 years. The remaining $80.3 million was assigned to intangible trade names, of which $62.8 million was assigned an indefinite life and the remaining $17.5 million was assigned to trade names with a life of 23 years. The finite life assigned to a portion of the acquired trade names was determined based on consideration of the product categories, competitive position, and other factors associated with the Company’s expected use of the trade names. The excess of purchase price over the fair value of net assets of $439.6 million as of the acquisition date has been allocated to goodwill and reflects the benefit the Company expects to realize from expanding its scale in the office products market, and from expected operating cost synergies. The Company has completed the allocation of goodwill to its operating segments. The results of that allocation are included in Note 5, Goodwill and Intangibles.
     The following table provides unaudited pro forma results of operations for the period noted below, as if the acquisition had occurred on the first day of the Company’s fiscal year of 2005. The pro forma amounts are not necessarily indicative of the results that would have occurred if the acquisition had been completed at that time.

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
(in millions of dollars, except per share data)	2005	2005
Revenues	$507.0	$1,424.0
Net income before change in accounting principle	1.9	7.3
Change in accounting principle, net of tax	—	3.3

Net income	$1.9	$10.6

Basic earnings per share, before change in accounting principle	$0.04	$0.19
Diluted earnings per share, before change in accounting principle	$0.04	$0.19
Basic earnings per share, net income	$0.04	$0.28
Diluted earnings per share, net income	$0.04	$0.28

Basic weighted average shares	43.4	37.8
Diluted weighted average shares	44.4	38.5
     The pro forma amounts are based on the historical results of operations, and are adjusted for depreciation and amortization of finite-lived intangibles and property, plant and equipment, and other charges related to acquisition accounting which will continue beyond the first full year of acquisition. These pro forma results of operations for the three and nine months ended September 30, 2005 reflect the actual purchase accounting step-up in inventory cost of $3.6 million that was recognized during the third quarter of 2005. As presented in the Company’s Form 8-K as furnished in February, 2006, the aggregate step-up value of $5.4 million was reflected as an adjustment to the opening balance sheet of GBC with a corresponding income statement charge during the three months ended March 2005.
     Included in the determination of goodwill are accruals for certain estimated costs, including those related to the closure of GBC facilities, the termination of GBC lease agreements and to GBC employee-related severance arrangements. The amount provided for these costs as of the date of acquisition is $35.7 million. The following tables provide a reconciliation of the activity by cost category since the acquisition date.
Reconciliation of the Company’s integration reserve activity as of September 30, 2006:

				Non-cash
	Balance at	Additions and		Write-offs/	Balance at
	December 31,	Adjustments to	Cash	Currency	September 30,
(in millions of dollars)	2005	Reserve	Expenditures	Change	2006
Employee termination costs	$9.4	$6.4	$(5.7)	$0.1	$10.2
Termination of lease agreements	6.5	2.3	(0.3)	0.1	8.6
Other	3.1	0.4	(0.3)	(0.7)	2.5

	$19.0	$9.1	$(6.3)	$(0.5)	$21.3

Reconciliation of the Company’s integration reserve activity as of December 31, 2005:

	Balance at		Balance at
	Acquisition,	Cash	December 31,
(in millions of dollars)	August 17, 2005	Expenditures	2005
Employee termination costs	$15.8	$(6.4)	$9.4
Termination of lease agreements	6.5	—	6.5
Other	4.3	(1.2)	3.1

	$26.6	$(7.6)	$19.0

5. Goodwill and Intangibles
     The Company had goodwill of $440.7 million as September 30, 2006. The increase in goodwill during the nine months ended September 30, 2006 was $6.9 million. The increase was related to the addition of business integration liabilities, as described in Note 4, Acquisition and Merger, as well as currency translation.
     The gross carrying value and accumulated amortization by class of identifiable intangible assets as of September 30, 2006 and December 31, 2005 are as follows:

	As of September 30, 2006				As of December 31, 2005
	Gross			Net	Gross			Net
	Carrying	Accumulated		Book	Carrying	Accumulated		Book
(in millions of dollars)	Amounts	Amortization		Value	Amounts	Amortization		Value
Indefinite-lived intangible assets:
Trade names	$192.3	$(44.5	)(1)	$147.8	$221.6	$(44.5	)(1)	$177.1
Amortizable intangible assets:
Trade names	68.3	(22.6)		45.7	36.1	(19.4)		16.7
Customer and contractual relationships	39.2	(8.0)		31.2	38.8	(2.7)		36.1
Patents/proprietary technology	11.4	(1.6)		9.8	11.2	(0.5)		10.7

Subtotal	118.9	(32.2)		86.7	86.1	(22.6)		63.5

Total identifiable intangibles	$311.2	$(76.7)		$234.5	$307.7	$(67.1)		$240.6

(1)	Accumulated amortization prior to the adoption of SFAS No. 142 “Goodwill and Other Intangible Assets”.
     The Company’s intangible amortization was $2.5 million and $1.4 million for the three months ended September 30, 2006 and 2005, respectively. For the nine months ended September 30, 2006 and 2005 intangible amortization was $8.5 million and $2.5 million, respectively. Estimated 2006 amortization is $11.0 million, and is expected to decline by approximately $1.0 million for each of the 5 years following. As of June 30, 2006, $12.6 million of the value previously assigned to indefinite-lived trade names was changed to an amortizable intangible asset. The change was made in respect of decisions regarding the Company’s future use of the trade name. The Company commenced amortizing the trade name in the third quarter of 2006 on a prospective basis over a life of 23 years. Additionally, $17.5 million of intangible trade names was reclassified from indefinite-lived intangible assets to amortizable intangible assets upon completion of the purchase price allocation as discussed in Note 4.
     The Company completed the allocation of goodwill to its reportable segments as of June 30, 2006. The following table summarizes the allocated balances as of the initial allocation:

(in millions of dollars)
Reportable Segment	June 30, 2006
Office Products	$269.4
Computer Products	7.0
Commercial-IPFG	94.5
Other Commercial	72.3

$443.2

     As more fully described in the Company’s 2005 annual report on Form 10-K, the Company must complete an annual assessment of the carrying value of its goodwill. The Company performed this assessment during the second quarter of 2006 and concluded that no impairment exists.
6. Transactions with Fortune Brands
     Certain services were provided to ACCO Brands by Fortune Brands, ACCO Brands’ parent company prior to the spin-off and merger described in Note 1, Basis of Presentation. Executive compensation and consulting expenses paid by Fortune Brands on behalf of ACCO Brands were allocated based on actual direct costs incurred. Where specific identification of expenses was not practicable, the cost of such services was allocated based on the most relevant allocation method to the service provided. Costs for the most significant of these services, legal and internal audit, were allocated to ACCO Brands based on the relative percentage of net sales and total assets, respectively, of ACCO Brands to Fortune Brands. The cost of all other services have been allocated to ACCO Brands based on the most relevant allocation method to the service provided, either net sales of ACCO Brands as a percentage of net sales of Fortune Brands, total assets of ACCO Brands as a percentage of total assets of Fortune Brands, or headcount of ACCO Brands as a percentage of headcount of Fortune Brands. Total expenses (income), other than interest allocated to ACCO Brands, were $(0.1) million and $1.3 million for the three and nine month periods ended September 30, 2005.
     In addition, interest expense associated with Fortune Brands’ outstanding debt was allocated to ACCO Brands based upon the average net assets of ACCO Brands as a percentage of the parent’s average net assets, plus average consolidated debt not attributable to other operations of Fortune Brands, ACCO Brands believes this method of allocating interest expense produced reasonable results because average net assets is a significant factor in determining the amount of the former parent company’s borrowings. Total interest expense allocated to ACCO Brands was $0.2 million and $5.4 million for the three and nine month periods ended September 30, 2005.
7. Pension and Other Retiree Benefits
     The components of net periodic benefit cost for pension and postretirement benefits for the three and nine months ended September 30, 2006 and 2005 are as follows:

	Three Months Ended September 30,
	Pension Benefits				Postretirement
	U.S.		International
(in millions of dollars)	2006	2005	2006	2005	2006	2005
Service cost	$1.6	$1.2	$1.2	$0.9	$0.1	$0.1
Interest cost	2.5	1.9	3.2	2.9	0.2	0.3
Expected return on plan assets	(3.5)	(3.1)	(4.2)	(3.6)	—	—
Amortization of prior service cost	—	—	0.3	0.4	—	—
Amortization of net loss (gain)	0.4	0.1	0.7	1.2	(0.2)	(0.6)

Net periodic benefit cost	$1.0	$0.1	$1.2	$1.8	$0.1	$(0.2)

	Nine Months Ended September 30,
	Pension Benefits				Postretirement
	U.S.		International
(in millions of dollars)	2006	2005	2006	2005	2006	2005
Service cost	$4.9	$3.6	$3.6	$2.5	$0.2	$0.1
Interest cost	7.5	5.8	9.2	8.3	0.7	0.5
Expected return on plan assets	(10.5)	(8.8)	(12.2)	(10.0)	—	—
Amortization of prior service cost	(0.1)	(0.1)	0.9	1.0	—	—
Amortization of net loss (gain)	1.3	0.4	2.0	3.2	(0.5)	(0.8)

Net periodic benefit cost	$3.1	$0.9	$3.5	$5.0	$0.4	$(0.2)

The company expects to contribute approximately $11.0 million to its pension plans in 2006. For the nine months ended September 30, 2006, the Company has contributed approximately $9.7 million to these plans.

8. Long-term Debt and Short-term Borrowings
     Notes payable and long-term debt consisted of the following at September 30, 2006 and December 31, 2005:

	September 30,	December 31,
(in millions of dollars)	2006	2005
Credit Facilities
U.S. Dollar Senior Secured Term Loan Credit Facility (weighted-average floating interest rate of 7.18% at September 30, 2006 and 5.97% at December 31, 2005)	$319.0	$399.0
British Pound Senior Secured Term Loan Credit Facility (weighted-average floating interest rate of 6.85% at September 30, 2006 and 6.61% at December 31, 2005)	102.9	106.5
Euro Senior Secured Term Loan Credit Facility (weighted-average floating interest rate of 5.15% at September 30, 2006 and 4.27% at December 31, 2005)	75.5	78.7
Notes Payable
U.S. Dollar Senior Subordinated Notes, due 2015 (fixed interest rate of 7.625%)	350.0	350.0
Other borrowings	7.0	7.7

Total debt	854.4	941.9
Less: current portion of long-term debt	(20.5)	(30.1)

Total long-term debt	$833.9	$911.8

     As more fully described in the Company’s 2005 annual report on Form 10-K, the Company must meet certain restrictive debt covenants under the senior secured credit facilities. The indenture governing the senior subordinated notes also contains certain covenants. As of and for the periods ended September 30, 2006 and December 31, 2005, the Company was in compliance with all applicable covenants. On February 13, 2006 the Company entered into an amendment of its senior secured credit facilities waiving any default that may have arisen as a result of the restatement of the Company’s financial statements related to income taxes as discussed in our 2005 annual report on Form 10-K in February, 2006.
9. Restructuring and Restructuring-Related Charges
     In March of 2005, the Company announced its plan to merge with GBC and took certain restructuring actions in preparation for the merger. Subsequent to the merger, additional restructuring actions have been initiated, which resulted in the closure or consolidation of facilities that are engaged in manufacturing and distributing the Company’s products, primarily in the United States and Europe. The Company has accrued employee termination benefits and lease cancellation costs related to these actions. Additional charges are expected to be incurred throughout the 2006 to 2008 periods as the Company continues to identify and implement the specific phases of its strategic and business integration plans.
     A summary of the activity in the restructuring accounts and a reconciliation of the liability for, and as of, the nine months ended September 30, 2006 is as follows:

	Balance at			Non-cash	Balance at
	December 31,		Cash	Write-offs/	September 30,
(in millions of dollars)	2005	Total Provision	Expenditures	Currency Change	2006
Rationalization of operations
Employee termination costs	$0.8	$21.8	$(5.5)	$0.2	$17.3
Termination of lease agreements	5.2	0.7	(1.6)	0.3	4.6
Other	—	0.8	(0.7)	—	0.1

Subtotal	$6.0	$23.3	$(7.8)	$0.5	$22.0
Asset impairments(1)	—	1.5	—	(1.5)	—
Net loss on disposal of assets resulting from restructuring activities	0.4	0.8	0.3	(1.3)	0.2

Total rationalization of operations	$6.4	$25.6	$(7.5)	$(2.3)	$22.2

(1)	Included in the total restructuring provision recognized during the nine months ended September 30, 2006 is a pre-tax charge of $1.5 million related to the exit of a facility meeting the criteria for recognition as an impaired asset group as defined by SFAS 144 “Impairment or Disposal of Long-Lived Assets”. The decision to exit the facility was a part of the restructuring actions undertaken subsequent to the Company’s merger with GBC.

     Of the 805 positions planned for elimination under restructuring initiatives provided for through September 30, 2006, 329 had been eliminated as of the balance sheet date.
     Management expects the $17.3 million employee termination costs balance to be substantially paid within the next twelve months. Lease costs included in the $4.6 million balance are expected to continue until the last lease terminates in 2013.
     In association with the Company’s restructuring, certain restructuring-related costs were expensed to cost of products sold and advertising, selling, general and administrative expense in the income statement. These charges were principally related to the implementation of the new company footprint, including internal and external project management costs, and to strategic product category exits. For the nine months ended September 30, 2006 and 2005 these charges totaled $14.6 million and $0.5 million, respectively. The Company expects to record additional amounts as it continues its restructuring initiatives. In addition, the final charges related to planning for the integration of ACCO Brands and GBC businesses of $0.8 million were recorded during the six months ended June 30, 2006 and were classified in advertising, selling, general and administrative expense in the income statement. The three and nine months ended September 30, 2005 included $7.9 million and $8.7 million, respectively, of non-capitalizable merger and spin-off related expenses which were classified in advertising, selling, general and administrative expense in the income statement.
10. Information on Business Segments
     The Company’s four business segments are described below:
   Office Products Group
     Office Products includes four broad consumer-focused product groupings throughout our global operations. These product groupings are: Workspace Tools (stapling and punch products and supplies), Visual Communication (dry erase boards, easels, laser pointers, overhead projectors and supplies), Document Communication (office and personal use binding, laminating machines and supplies) and Storage and Organization (storage bindery, filing systems, storage boxes, and business essentials). Our businesses, principally in North America, Europe and Asia-Pacific, distribute and sell such products on a regional basis.
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
     All of our computer products are manufactured to our specifications by third party companies, principally in Asia, and are stored, shipped and distributed from facilities which are shared with our regional Office Products groups. Our Computer Products are sold primarily to consumer electronic retailers, information technology value added resellers, original equipment manufacturers and office products retailers.
   Commercial — Industrial and Print Finishing Group
     The Industrial and Print Finishing Group (“IPFG”) targets book publishers, “print-for-pay” and other finishing customers who use our professional grade finishing equipment and supplies. IPFG’s primary products include thermal and pressure-sensitive laminating films, mid-range and commercial high-speed laminators, large-format digital print laminators and other automated finishing products. IPFG’s products and services are sold worldwide through direct and dealer channels.

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
     Financial information by reportable segment is set forth below:
     Net sales by business segment are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions of dollars)	2006	2005	2006	2005
Office Products Group	$327.9	$296.0	$947.2	$727.3
Computer Products Group	62.2	59.3	165.3	152.7
Commercial-IPFG	45.9	24.8	143.4	24.8
Other Commercial	63.2	43.9	174.5	69.7

Net sales	$499.2	$424.0	$1,430.4	$974.5

Operating income (loss) by business segment is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions of dollars)	2006	2005	2006	2005
Office Products Group	$10.9	$25.0	$12.2	$58.1
Computer Products Group	14.6	11.6	29.4	32.6
Commercial-IPFG	2.2	2.0	11.9	2.0
Other Commercial	5.8	6.1	11.7	6.0

Subtotal	33.5	44.7	65.2	98.7
Corporate	(8.0)	(12.5)	(26.1)	(17.7)

Operating income	25.5	32.2	39.1	81.0
Interest expense	16.5	9.1	47.2	13.0
Other expense (income)	(2.4)	(1.3)	(4.1)	0.7

Income (loss) before taxes, minority interest and change in accounting principle	$11.4	$24.4	$(4.0)	$67.3

     Operating income as presented in the segment table above is defined as i) net sales, ii) less cost of products sold, iii) less advertising, selling, general and administrative expenses, iv) less amortization of intangibles, and v) less restructuring charges.
11. Earnings per Share
     The distribution and merger discussed in Note 1, Basis of Presentation, significantly impacted the capital structure of the Company. ACCO Brands’ Certificate of Incorporation provides for 200 million authorized shares of Common Stock with a par value of $0.01 per share. Approximately 35.0 million shares of the Company’s common stock were issued to shareholders of

Fortune and a minority shareholder of the Company in connection with the spin-off. In connection with the Merger, approximately 17.1 million additional shares were issued to GBC’s shareholders and employees in exchange for their GBC common and Class B common shares and restricted stock units that converted into the right to receive the Company’s common stock upon consummation of the Merger. These amounts, as well as the dilutive impact of ACCO Brands stock options on the date of the spin-off have been used in the basic and dilutive earnings per common share calculation below for all periods prior to the spin-off. Total outstanding shares as of September 30, 2006 were 53.6 million.
     The calculation of basic earnings per common share is based on the weighted average number of common shares outstanding in the year, or period, over which they were outstanding. The Company’s diluted earnings per common share assume that any common shares outstanding were increased by shares that would be issued upon exercise of those stock options for which the average market price for the period exceeds the exercise price; less, the shares that could have been purchased by the Company with the related proceeds, including compensation expense measured but not yet recognized, net of tax.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2006	2005	2006	2005
Weighted average number of common shares outstanding — basic	53.5	43.4	53.3	37.8
Employee stock options (1)	0.8	1.0	0.8	0.7

Adjusted weighted-average shares and assumed conversions — diluted	54.3	44.4	54.1	38.5

(1)	The Company has dilutive shares related to stock options and restricted stock units that were granted under the Company’s stock compensation plans.
12. Commitments and Contingencies
   Pending Litigation
     The Company and its subsidiaries are defendants in various claims and legal proceedings associated with their business and operations. It is not possible to predict the outcome of the pending actions, but management believes that there are meritorious defenses to these actions and that these actions if adjudicated or settled in a manner adverse to the Company, would not have a material adverse effect upon the results of operations, cash flows or financial condition of the Company.
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
13. Comprehensive Income
     Comprehensive income is defined as net income and other changes in stockholders’ equity from transactions and other events from sources other than stockholders, including currency translation gains and losses. Total comprehensive income recognized during the three months ended September 30, 2006 and 2005 was $19.8 million and $10.5 million, respectively, and during the nine months ended September 30, 2006 and 2005 was $0.0 million and $27.3 million, respectively.

14. Income Taxes
     For the three months ended September 30, 2006, the Company recorded an income tax benefit of $6.9 million versus tax expense of $19.9 million recorded in the prior year quarter. Both the current period and prior period quarters contain significant non-recurring tax items. The total benefit for the current year includes tax benefits for a reduction in taxes due on certain unrepatriated foreign earnings, a payment from Fortune Brands under a tax allocation agreement entered into in connection with the spin-off, and benefits from the Domestic Production Activities and Extraterritorial Income Exclusion.
     In the prior year period, the Company recorded a charge of $1.7 million related to foreign earnings no longer considered permanently reinvested and $11.4 million of taxes on a reorganization of various non-U.S. operations, which amount was subsequently refined and reversed due to favorable changes made to U.S. income tax regulations.
     The tax benefit recorded during the nine months ended September 30, 2006 was $12.5 million. The Company reported a year to date effective tax benefit rate of 312.5% which differs from the statutory tax rate primarily as result of the third quarter items discussed above. For the nine months ended September 30, 2005, the Company recorded income tax expense of $37.3 million for an effective rate of 55.4% which differs from the statutory rate due to extraordinary charges resulting from the reorganization of various non-US operations and foreign earnings no longer considered permanently reinvested.
15. Condensed Consolidated Financial Information
     Following the Distribution and Merger the Company’s 100% owned domestic subsidiaries were required to jointly and severally, fully and unconditionally guarantee the notes issued in connection with the merger with GBC. Rather than filing separate financial statements for each guarantor subsidiary with the Securities and Exchange Commission, the Company has elected to present the following consolidating financial statements, which detail the results of operations for the three and nine months ended September 30, 2006 and 2005, cash flows for the nine months ended September 30, 2006 and 2005 and financial position as of September 30, 2006 and December 31, 2005 of the Company and its guarantor and non-guarantor subsidiaries (in each case carrying investments under the equity method), and the eliminations necessary to arrive at the reported consolidated financial statements of the Company.

Condensed Consolidating Balance Sheets (Unaudited)

	September 30, 2006
(in millions of dollars)	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$6.0	$11.2	$32.1	$—	$49.3
Accounts receivable, net	—	202.3	203.5	—	405.8
Inventory, net	—	144.8	137.6	—	282.4
Receivables from affiliates	413.7	32.2	3.0	(448.9)	—
Deferred income taxes	11.2	18.2	6.8	—	36.2
Other current assets	7.1	15.6	22.0	—	44.7

Total current assets	438.0	424.3	405.0	(448.9)	818.4
Property, plant and equipment, net	0.1	96.5	130.8	—	227.4
Deferred income taxes	0.2	(0.2)	10.4	—	10.4
Goodwill	—	268.4	172.3	—	440.7
Identifiable intangibles, net	70.2	105.1	59.2	—	234.5
Prepaid pension	—	26.5	57.3	—	83.8
Other assets	19.8	9.5	22.6	—	51.9
Investment in, long-term receivable from, affiliates	814.9	853.6	236.3	(1,904.8)	—

Total assets	$1,343.2	$1,783.7	$1,093.9	$(2,353.7)	$1,867.1

Liabilities and Stockholders’ Equity
Current liabilities
Notes payable to banks	$—	$—	$6.4	$—	$6.4
Current portion of long-term debt	—	—	14.1	—	14.1
Accounts payable	—	98.1	78.6	—	176.7
Accrued customer program liabilities	—	70.3	49.8	—	120.1
Other current liabilities	12.8	71.0	78.9	—	162.7
Payables to affiliates	10.1	640.6	239.9	(890.6)	—

Total current liabilities	22.9	880.0	467.7	(890.6)	480.0
Long-term debt	669.0	—	164.9	—	833.9
Long-term notes payable to affiliates	188.4	124.0	13.5	(325.9)	—
Deferred income taxes	17.6	(3.5)	45.7	—	59.8
Postretirement and other liabilities	14.8	19.8	28.3	—	62.9

Total liabilities	912.7	1,020.3	720.1	(1,216.5)	1,436.6
Stockholders’ equity
Common stock	0.6	600.9	23.4	(624.3)	0.6
Treasury stock, at cost	(1.1)	—	—	—	(1.1)
Paid-in capital	1,367.3	612.9	269.5	(882.4)	1,367.3
Accumulated other comprehensive income (loss)	2.7	(0.8)	11.0	(10.2)	2.7
Accumulated (deficit) retained earnings	(939.0)	(449.6)	69.9	379.7	(939.0)

Total stockholders’ equity	430.5	763.4	373.8	(1,137.2)	430.5

Total liabilities and stockholders’ equity	$1,343.2	$1,783.7	$1,093.9	$(2,353.7)	$1,867.1

Condensed Consolidating Balance Sheets

	December 31, 2005
			Non-
(in millions of dollars)	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$17.9	$24.2	$49.0	$—	$91.1
Accounts receivable, net	—	235.6	203.3	—	438.9
Inventory, net	—	150.1	118.1	—	268.2
Receivables from affiliates	321.5	28.8	45.6	(395.9)	—
Deferred income taxes	5.1	25.7	6.7	—	37.5
Other current assets	1.3	9.8	14.2	—	25.3

Total current assets	345.8	474.2	436.9	(395.9)	861.0
Property, plant and equipment, net	0.2	110.0	129.6	—	239.8
Deferred income taxes	(2.9)	13.5	6.8	—	17.4
Goodwill	433.8	—	—	—	433.8
Identifiable intangibles, net	70.3	104.3	66.0	—	240.6
Prepaid pension	—	29.3	52.6	—	81.9
Other assets	21.9	10.5	22.6	—	55.0
Investment in, long-term receivable from, affiliates	522.3	982.4	190.3	(1,695.0)	—

Total assets	$1,391.4	$1,724.2	$904.8	$(2,090.9)	$1,929.5

Liabilities and Stockholders’ Equity
Current liabilities
Notes payable to banks	$—	$—	$7.0	$—	$7.0
Current portion of long-term debt	4.0	—	19.1	—	23.1
Accounts payable	—	80.6	69.5	—	150.1
Accrued customer program liabilities	—	77.5	45.4	—	122.9
Other current liabilities	10.1	77.6	62.2	—	149.9
Payables to affiliates	8.4	716.0	66.8	(791.2)	—

Total current liabilities	22.5	951.7	270.0	(791.2)	453.0
Long-term debt	745.0	—	166.8	—	911.8
Long-term notes payable to affiliates	188.5	—	30.7	(219.2)	—
Deferred income taxes	24.5	25.8	43.8	—	94.1
Postretirement and other liabilities	2.6	24.3	35.4	—	62.3

Total liabilities	983.1	1,001.8	546.7	(1,010.4)	1,521.2
Stockholders’ equity
Common stock	0.5	600.9	23.4	(624.3)	0.5
Treasury stock, at cost	(1.1)	—	—	—	(1.1)
Paid-in capital	1,350.3	640.1	277.1	(917.2)	1,350.3
Unearned compensation	(5.2)	—	—	—	(5.2)
Accumulated other comprehensive income (loss)	11.0	(11.2)	9.2	2.0	11.0
Accumulated (deficit) retained earnings	(947.2)	(507.4)	48.4	459.0	(947.2)

Total stockholders’ equity	408.3	722.4	358.1	(1,080.5)	408.3

Total liabilities and stockholders’ equity	$1,391.4	$1,724.2	$904.8	$(2,090.9)	$1,929.5

Condensed Consolidating Income Statements (Unaudited)

	Three months ended September 30, 2006
			Non-
(in millions of dollars)	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Unaffiliated sales	$—	$280.1	$219.1	$—	$499.2
Affiliated sales	—	15.0	11.2	(26.2)	—

Net sales	—	295.1	230.3	(26.2)	499.2
Cost of products sold	—	216.2	162.8	(26.2)	352.8
Advertising, selling, general and administrative expenses	10.4	53.3	48.9	—	112.6
Amortization of intangibles	0.1	1.2	1.2	—	2.5
Restructuring charges	—	1.2	4.6	—	5.8

Operating income (loss)	(10.5)	23.2	12.8	—	25.5
Interest (income) expense from affiliates	(0.3)	(0.2)	0.5	—	—
Interest (income) expense	10.9	1.9	3.7	—	16.5
Other (income) expense, net	(1.3)	(0.5)	(0.6)	—	(2.4)

Income (loss) before taxes, minority interest and earnings (losses) of wholly owned subsidiaries	(19.8)	22.0	9.2	—	11.4
Income taxes	(0.8)	(8.5)	2.4	—	(6.9)
Minority interest, net of tax	—	—	0.2	—	0.2

Income (loss) before earnings (losses) of wholly owned subsidiaries	(19.0)	30.5	6.6	—	18.1
Earnings (losses) of wholly owned subsidiaries	37.1	(4.0)	—	(33.1)	—

Net income (loss)	$18.1	$26.5	$6.6	$(33.1)	$18.1

	Three months ended September 30, 2005
			Non-
(in millions of dollars)	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Unaffiliated sales	$—	$246.3	$177.7	$—	$424.0
Affiliated sales	—	10.3	9.7	(20.0)	—

Net sales	—	256.6	187.4	(20.0)	424.0
Cost of products sold	—	189.7	131.4	(20.0)	301.1
Advertising, selling, general and administrative expenses	10.1	44.5	34.3	—	88.9
Amortization of intangibles	—	0.8	0.6	—	1.4
Restructuring charges	—	—	0.4	—	0.4

Operating income (loss)	(10.1)	21.6	20.7	—	32.2
Interest (income) expense from affiliates	(6.0)	5.7	0.3	—	—
Interest (income) expense	7.4	—	1.8	(0.1)	9.1
Other (income) expense, net	(0.1)	(0.6)	(0.7)	0.1	(1.3)

Income (loss) before taxes and earnings (losses) of wholly owned subsidiaries	(11.4)	16.5	19.3	—	24.4
Income taxes	9.4	3.6	6.9	—	19.9

Income (loss) before earnings (losses) of wholly owned subsidiaries	(20.8)	12.9	12.4	—	4.5
Earnings (losses) of wholly owned subsidiaries	25.3	3.2	—	(28.5)	—

Net income (loss)	$4.5	$16.1	$12.4	$(28.5)	$4.5

Condensed Consolidating Income Statements (Unaudited)

	Nine months ended September 30, 2006
			Non-
(in millions of dollars)	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Unaffiliated sales	$—	$781.2	$649.2	$—	$1,430.4
Affiliated sales	—	49.9	42.9	(92.8)	—

Net sales	—	831.1	692.1	(92.8)	1,430.4
Cost of products sold	—	630.9	489.4	(92.8)	1,027.5
Advertising, selling, general and administrative expenses	33.3	158.1	138.3	—	329.7
Amortization of intangibles	0.1	4.7	3.7	—	8.5
Restructuring charges	0.1	6.7	18.8	—	25.6

Operating income (loss)	(33.5)	30.7	41.9	—	39.1
Interest (income) expense from affiliates	(1.0)	(0.8)	1.8	—	—
Interest (income) expense	36.2	1.6	9.4	—	47.2
Other (income) expense, net	(1.9)	(6.5)	4.3	—	(4.1)

Income (loss) before taxes, minority interest and earnings (losses) of wholly owned subsidiaries	(66.8)	36.4	26.4	—	(4.0)
Income taxes	(10.4)	(8.8)	6.7	—	(12.5)
Minority interest, net of tax	—	—	0.3	—	0.3

Income (loss) before earnings (losses) of wholly owned subsidiaries	(56.4)	45.2	19.4	—	8.2
Earnings (losses) of wholly owned subsidiaries	64.6	5.8	—	(70.4)	—

Net income (loss)	$8.2	$51.0	$19.4	$(70.4)	$8.2

	Nine months ended September 30, 2005
			Non-
(in millions of dollars)	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Unaffiliated sales	$—	$523.8	$450.7	$—	$974.5
Affiliated sales	—	18.1	20.8	(38.9)	—

Net sales	—	541.9	471.5	(38.9)	974.5
Cost of products sold	—	404.1	323.7	(38.9)	688.9
Advertising, selling, general and administrative expenses	15.2	101.5	85.1	—	201.8
Amortization of intangibles	0.1	0.8	1.5	—	2.4
Restructuring charges	—	—	0.4	—	0.4

Operating income (loss)	(15.3)	35.5	60.8	—	81.0
Interest (income) expense from affiliates	(16.4)	16.1	0.3	—	—
Interest (income) expense	13.0	(0.4)	0.5	(0.1)	13.0
Other (income) expense, net	(6.0)	0.1	6.5	0.1	0.7

Income (loss) before taxes, change in accounting principle and earnings (losses) of wholly owned subsidiaries	(5.9)	19.7	53.5	—	67.3
Income taxes	11.7	5.7	19.9	—	37.3

Income (loss) before change in accounting principle and earnings (losses) of wholly owned subsidiaries	(17.6)	14.0	33.6	—	30.0
Change in accounting principle	—	—	3.3	—	3.3

Income (loss) before earnings (losses) of wholly owned subsidiaries	(17.6)	14.0	36.9	—	33.3
Earnings (losses) of wholly owned subsidiaries	50.9	4.9	—	(55.8)	—

Net income (loss)	$33.3	$18.9	$36.9	$(55.8)	$33.3

Condensed Consolidating Statement of Cash Flows (Unaudited)

	Nine Months Ended September 30, 2006
			Non-
(in millions of dollars)	Parent	Guarantors	Guarantors	Consolidated
Net cash provided by (used by) operating activities:	$(52.0)	$79.3	$33.4	$60.7

Investing activities:
Additions to property, plant and equipment	—	(12.7)	(9.4)	(22.1)
Proceeds from the disposition of assets	—	4.6	0.9	5.5
Other investing activities	1.3	0.8	1.4	3.5

Net cash provided by (used by) investing activities	1.3	(7.3)	(7.1)	(13.1)
Financing activities:
Intercompany financing	109.2	(86.0)	(23.2)	—
Net dividends	—	1.0	(1.0)	—
Repayments of long-term debt	(80.0)	—	(20.8)	(100.8)
Repayments of short-term debt	—	—	(0.8)	(0.8)
Cost of debt issuance	(0.2)	—	—	(0.2)
Proceeds from the exercise of stock options	9.8	—	—	9.8

Net cash provided by (used by) financing activities	38.8	(85.0)	(45.8)	(92.0)
Effect of foreign exchange rate changes on cash	—	—	2.6	2.6
Net decrease in cash and cash equivalents	(11.9)	(13.0)	(16.9)	(41.8)
Cash and cash equivalents at the beginning of the period	17.9	24.2	49.0	91.1

Cash and cash equivalents at the end of the period	$6.0	$11.2	$32.1	$49.3

Condensed Consolidating Statement of Cash Flows (Unaudited)

	Nine Months Ended September 30, 2005
			Non-
(in millions of dollars)	Parent	Guarantors	Guarantors	Consolidated
Net cash provided by (used by) operating activities:	$(1.8)	$(20.9)	$46.5	$23.8

Investing activities:
Additions to property, plant and equipment	—	(7.7)	(12.7)	(20.4)
Proceeds from the disposition of assets	—	—	2.2	2.2
Other investing activities	(11.5)	11.6	—	0.1

Net cash provided by (used by) investing activities	(11.5)	3.9	(10.5)	(18.1)
Financing activities:
Decrease in parent company investment	(24.5)	—	—	(24.5)
Intercompany financing	(166.8)	326.1	(159.3)	—
Net dividends	(507.2)	0.5	(118.3)	(625.0)
Proceeds from borrowings of short-term debt	750.0	—	200.0	950.0
Repayments of long-term debt	—	(293.6)	—	(293.6)
(Repayments) borrowings of short-term debt	—	3.2	(0.1)	(3.1)
Cost of debt issuance	(26.1)	—	—	(26.1)
Proceeds from the exercise of stock options	2.9	—	—	2.9

Net cash provided by (used by) financing activities	28.3	36.2	(77.7)	(13.2)
Effect of foreign exchange rate changes on cash	—	—	(3.4)	(3.4)
Net increase (decrease) in cash and cash equivalents	15.0	19.2	(45.1)	(10.9)
Cash and cash equivalents at the beginning of the period	—	(13.4)	93.2	79.8

Cash and cash equivalents at the end of the period	$15.0	$5.8	$48.1	$68.9

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
     We enhance shareholder value by building our leading brands to generate sales, earn profits and create cash flow. We do this by targeting the premium end of select categories, which are characterized by high brand equity, high customer loyalty and a reasonably high price gap between branded and private label products. Our participation in private label or value categories is limited to areas where we believe we have an economic advantage or where it is necessary to merchandise a complete category. We completed the sale of the Perma® storage business during the third quarter of 2006, and announced the discontinuance of the Kensington cleaning product category as of the end of the first quarter of 2006. These actions represent approximately $40 million of annual net sales. In addition, we have identified $35 million of annual net sales in low-margin products in the Office Products Group that will be discontinued by the end of 2006. Through a focus on research, marketing and innovation, we seek to develop new products that meet the needs of our consumers and commercial end-users. In addition, we will provide value-added features or benefits that will enhance product appeal to our customers. This focus, we believe, will increase the premium product positioning of our brands.
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
     The following discussion of historical results includes the consolidated financial results of operations for the former ACCO World Corporation businesses through August 17, 2005, and the consolidated financial results of operations of ACCO Brands Corporation (including the consolidation of GBC) subsequent to August 17, 2005 for the three and nine months ended September 30, 2005. In order to provide additional information relating to our operating results, we also present a discussion of our consolidated operating results as if ACCO Brands and GBC had been a combined company (pro forma) for the entire three and nine months ended September 30, 2005. We have included this additional information in order to provide further insight into our operating results, prior period trends and current financial position. This supplemental information is presented in a manner consistent with the disclosure requirements of Statement of Financial Accounting Standards (FAS No. 141), “Business Combinations,” which are described in more detail in Note 4, Acquisition and Merger, in the Notes to Condensed Consolidated Financial Statements. The discussion of operating results at the consolidated level is followed by a more detailed discussion of operating results by segment on both a historically reported and a pro forma basis.

     As more fully described in the Company’s 2005 annual report on Form 10-K, the financial statements for the nine months ended September 30, 2005 include a restatement of results affecting the previously filed three-month and nine-month periods ended September 30, 2005 for the cumulative effect of a change in accounting principle related to the removal of a one-month lag in reporting by several of the Company’s foreign subsidiaries. The change was made to better align their reporting periods with the Company’s fiscal calendar.
     Our comparative discussion below includes references to the impact of a change in calendar days in comparison to the prior year. During the third quarter of 2005, the Company’s financial reporting calendar for its ACCO North American businesses was changed to a calendar month end from the previous 25th day of the last month of each quarterly reporting period. The Company’s fiscal year end calendar, previously ended December 27th, was also changed to a calendar month end. The change was made to better align the reporting calendars of the Company and the acquired GBC businesses. As a result, the three and nine months ended September 30, 2005 include the results of 5 and 4 additional calendar days, respectively in comparison to the 2006 periods. It should be understood, however, that the impact of this change is influenced by a number of factors, including seasonality of the business. In addition, the Company’s business segments have both gained and lost sales revenues on a comparative basis, depending on the impact of seasonality on each business segment. While the impact of this change was not material to the overall business, the impact of the change in calendar is included in the segment discussions below where the impact is believed to be of use in understanding the change in results.
     Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements of ACCO Brands Corporation and the accompanying notes contained therein.
Overview
     ACCO Brands’ results are dependent upon a number of factors affecting sales, pricing and competition. Historically, key drivers of demand in the office products industry have included trends in white collar employment levels, gross domestic product (GDP) and growth in the number of small businesses and home offices together with increasing usage of personal computers. Pricing and demand levels for office products have also reflected a substantial consolidation within the global resellers of office products. This has led to multiple years of industry pricing pressure and a more efficient level of asset utilization by customers, resulting in lower sales volumes for suppliers. We sell products in highly competitive markets, and compete against large international and national companies, regional competitors and against our own customers’ direct and private-label sourcing initiatives. We have substantially completed our integration planning for the Office Products Group, and have made significant progress toward relocating our people, aligning our customer relationships and toward upgrading information technology systems. Since the beginning of 2006 we have announced and moved ahead with plans to close, consolidate, downsize, or relocate 28 manufacturing, distribution and administrative operations. In addition, the Company has successfully integrated key information technology systems in the U.S., Canada and Mexico, creating a common technology platform for its office products businesses, and consolidated its European office products sales force. Collectively, these actions are expected to ultimately account for all of the previously announced $40 million of targeted annual cost synergies by the end of 2008, as planned. During the third quarter of 2006 the Company completed its review of GBC’s commercial businesses (Industrial and Print Finishing Group and the Document Finishing businesses) resulting in a planned realignment of those businesses. As a result of that review the Company now expects an additional $20 million in annualized synergies to be realized by the end of 2009, resulting in a total of $60 million in targeted annualized synergies that will be realized by the end of 2009.
     Cash payments related to the Company’s restructuring and integration activities have amounted to $19.6 million (excluding capital expenditures) since January 1, 2006. It is expected that additional disbursements of approximately of $80 million will be substantially completed by the end of 2008 as the Company continues to implement phases of its strategic and business integration plans. The Company has adequate resources to finance the anticipated requirements.

Three Months Ended September 2006 versus 2005
Historical Results

	Three Months Ended September 30,		Amount of Change
(in millions of dollars)	2006	2005	$	%
Net sales	$499.2	$424.0	$75.2	18%
Operating income	25.5	32.2	(6.7)	(21)%
Net income	18.1	4.5	13.6	302%
  Net Sales
     Sales increased $75.2 million, or 18% to $499.2 million. The increase was principally related to the acquisition of GBC.
   Gross Profit
     Gross profit increased $23.5 million to $146.4 million. This increase was primarily related to the acquisition of GBC. Gross profit margin increased to 29.3% from 29.0%. The increase in gross profit margin was primarily due to operating profit improvements in the Office Products and Computer Products groups as synergies and higher prices offset higher raw material costs. In addition, the current year includes a release of workers’ compensation accruals resulting from a change in estimate.
  SG&A (Advertising, selling, general and administrative expenses)
     SG&A increased $23.7 million to $112.6 million. The increase was primarily attributable to the acquisition of GBC. SG&A increased as a percentage of sales to 22.6% from 21.0%. The increase in SG&A as a percentage of sales was primarily driven by a $7.0 million increase in management incentives, which includes $4.7 million of equity incentive charges in the current period. The prior period benefited from the release of accruals for management incentives resulting from a change in estimate.
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
     In December 2005, the Company issued an inaugural grant of stock options, restricted stock units (“RSUs”) and performance stock units (“PSUs”) following the spin-off and merger. The inaugural grant followed market practice for Initial Public Offerings/spin transactions and was larger than would be expected in a normal year. The Company will therefore have a larger charge related to the expensing of equity awards for the years 2006 through 2008.
     The following is a summary of the incremental impact of all stock compensation expense and other long-term compensation recorded in the third quarter of 2006 and 2005, which includes expenses related to grants of stock options, RSUs, and PSUs, along with the impact of the pre-tax expense amounts as a percentage of sales.

Stock-Based and Other Long Term Compensation
Historical Results

	Three Months Ended September 30,		Incremental
(in millions of dollars)	2006	2005	Expense
Expensing required under SFAS No. 123(R) (a)	$2.8	$—	$2.8
Previously required expensing (b)	1.9	0.2	1.7
Other non-equity based long term compensation	—	0.2	(0.2)

Total long term executive compensation	$4.7	$0.4	$4.3

% of Sales	1.0%	0.1%	0.9%

(a)	The Company has adopted SFAS 123(R) using the modified prospective method. Therefore, restatement of prior periods is not required.

(b)	Includes expensing of RSUs and PSUs under SFAS 123, and unvested stock options/unearned compensation related to GBC.
Refer to Note 2 for information specific to the adoption of SFAS No. 123(R) in the condensed consolidated financial statements.
   Operating Income
     Operating income decreased $6.7 million, or 21%, to $25.5 million and decreased as a percentage of sales to 5.1% from 7.6%. The decrease in income and margin was driven by $6.9 million of incremental restructuring and restructuring-related costs, as well as higher SG&A expense as discussed above.
     Interest, Other Expense (Income) and Income Taxes
     Interest expense increased $7.4 million to $16.5 million, as debt was outstanding for the full quarter in 2006 compared to the prior year when debt was outstanding beginning with the date of the merger. Other income increased $1.1 million to $2.4 million, primarily due to incremental foreign exchange gains in 2006 of $0.9 million and incremental earnings from the Company’s share of a GBC joint venture investment.
     Income tax for the third quarter of 2006 was a benefit of $6.9 million, compared to an expense of $19.9 million in the same quarter of 2005. The effective tax rate for the quarter ended September 30, 2006 was 60.5% compared to 81.6% for the quarter ended September 30, 2005. The total benefit for the current year includes tax benefits for a reduction in taxes due on certain unrepatriated foreign earnings, a payment from Fortune Brands under a tax allocation agreement entered into in connection with the spin-off, and benefits from the Domestic Production Activities and Extraterritorial Income Exclusion. In the comparable quarter in 2005, the Company incurred $11.4 million in charges related to a reorganization to facilitate the merger of its international operations.
  Net Income
     Net income was $18.1 million compared to $4.5 million in the prior year, and was significantly impacted by the higher tax benefits offset partially by lower operating income and increased interest expense. Included in net income for 2006 were restructuring and restructuring-related after-tax costs of $9.6 million, or $0.18 per diluted share. In the same quarter in 2005 the after-tax cost of restructuring and restructuring-related charges was $5.1 million or $0.12 per diluted share.

Three Months Ended September 2006 versus 2005
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
The presentation of, and supporting calculations related to, the 2005 pro forma information contained in this Management’s Discussion and Analysis is derived from the Company’s Report on Form 8-K furnished on February 14, 2006, except for our presentation of the one-time expense related to the step-up in inventory value that was recorded as an adjustment to the opening balance sheet of GBC. The pro forma results for the three months presented in this discussion reflect the actual inventory costs resulting from the step-up of $3.6 million recognized in our reported results during the third quarter of 2005.
     The following table presents ACCO Brands’ reported combined results and pro forma combined results for the quarters ended September 30, 2006 and 2005, respectively. Amounts of restructuring and restructuring-related charges are also presented for each period.
Combined Companies (Reported)

	Three Months Ended September 30, 2006
		Gross		Operating
(in millions of dollars)	Net Sales	Profit	SG&A	Income
Reported results	$499.2	$146.4	$112.6	$25.5
Restructuring and restructuring-related charges included in the results:
Restructuring charges	—	—	—	5.8
Restructuring-related expense	—	5.3	2.5	7.8
     The Company has incurred a net total of $13.6 million in restructuring and restructuring-related expenses in the 2006 quarter. The charges were principally related to the closure or consolidation of facilities, primarily in the United States and Europe, as well as associated employee termination benefits.
Combined Companies (Pro Forma)

	Three Months Ended September 30, 2005
		Gross		Operating
(in millions of dollars)	Net Sales	Profit	SG&A	Income
Pro forma results	$507.0	$142.7	$111.7	$28.2
Restructuring and restructuring-related charges included in the results:
Restructuring charges	—	—	—	0.1
Restructuring-related expense (income)	—	(1.9)	8.3	6.4
   Net Sales
     Net sales decreased $7.8 million, or 2%, to $499.2 million. The alignment of North American reporting calendars during the third quarter of 2005 resulted in an estimated $10.6 million of additional revenue in the prior year period. An exit of certain low-margin business within Office Products also contributed to the decline, but was offset by key category growth in Computer Products.
  Gross Profit
     Gross profit increased $3.7 million to $146.4 million. Gross profit margin increased to 29.3% from 28.1%. The increase in gross profit margin is primarily due to the expensing of the inventory acquisition step-up in 2005 of $3.6 million, or 0.7 margin points, and gross profit improvements in the Office Products and Computer Products groups driven by favorable sales mix and integration synergies.

   SG&A (Advertising, selling, general and administrative expenses)
     SG&A increased $0.9 million, to $112.6 million and as a percentage of sales to 22.6% from 22.0%. The increase in SG&A as a percentage of sales was attributable to lower restructuring-related charges of $5.8 million (including integration costs), incremental long-term compensation expense of $3.6 million and investment in the business offset by savings from synergies.
     The following is a summary of the incremental impact of all stock compensation expense and other long-term compensation expense recorded in the third quarter of 2006 and 2005, which includes expenses related to grants of both stock options and restricted stock units, along with the impact of the pre-tax expense amounts as a percentage of sales.
Stock-Based and Other Long Term Compensation
Combined Companies (Pro Forma)

	Three Months Ended September 30,		Incremental
(in millions of dollars)	2006	2005	Expense
Expensing required under SFAS No. 123(R) (a)	$2.8	$—	$2.8
Previously required expensing (b)	1.9	0.9	1.0
Other non-equity based long term compensation	—	0.2	(0.2)

Total long term executive compensation	$4.7	$1.1	$3.6

% of Sales	1.0%	0.2%	0.8%

(a)	The Company has adopted SFAS 123(R) using the modified prospective method. Therefore, restatement of prior periods is not required.

(b)	Includes expensing of RSUs and PSUs under SFAS 123, and unvested stock options/unearned compensation related to GBC pre-merger grants under SFAS 141, “Business Combinations.”
  Operating Income
     Operating income decreased $2.7 million, or 10%, to $25.5 million, and operating income margin decreased from 5.6% to 5.1%. The decrease was attributable to the change in restructuring and restructuring-related charges, which were $13.6 million and $6.5 million in the quarters ended September 30, 2006 and 2005, respectively, partially offset by improved gross margin.
  Net Income
     Net income (loss) for the quarter was $18.1 million, or $0.33 per diluted share, compared to $(1.9) million, or $(0.04) per diluted share in the prior year. The increase was attributable to the significant tax benefits discussed above offset by lower operating income and increased interest expense.
Segment Discussion
     Office Products Group
Historical Results

	Three Months Ended September 30,		Amount of Change
(in millions of dollars)	2006	2005	$	%
Net sales	$327.9	$296.0	$31.9	11%
Operating income	10.9	25.0	(14.1)	(56)%
Operating income margin	3.3%	8.4%		(5.1)%
     Office Products net sales increased $31.9 million, or 11%. The increase was principally due to the acquisition of GBC.

     Office Products operating income decreased $14.1 million, to $10.9 million. The decrease resulted from higher restructuring and restructuring-related costs, as well as the negative impact of pan-European pricing, investment in changing our European business model, increased equity incentive expenses and the prior year reversal of management incentive accruals. The decrease was partially offset by a release of workers’ compensation reserves.
     The following table presents Office Products’ reported combined results and pro forma combined results for the quarters ended September 30, 2006 and 2005, respectively. Amounts of restructuring and restructuring-related charges are also presented for each period.
Combined Companies (Pro Forma)

	Three Months Ended September 30,		Amount of Change
	2006	2005	$	%
(in millions of dollars)	(Reported)	(Pro forma)
Net sales	$327.9	$340.3	$(12.4)	(4)%
Operating income	10.9	23.7	(12.8)	(54)%
Restructuring and related charges	13.1	(1.0)	14.1	NM
     Net sales decreased 4% from $340.3 million to $327.9 million. The decline was principally due to the exit of certain low-margin products within U.S. Office Products and a shift in sales in anticipation of July price increases which offset growth in Australia and Latin America. Additionally, the change in calendar and the effects of a stronger U.S. Dollar, decreased sales by a net $2.7 million.
     Office Products operating income declined $12.8 million to $10.9 million, including restructuring and restructuring-related charges. Excluding the impact of restructuring and restructuring-related charges from both periods, operating income would have decreased. The prior year included the expense related to the inventory acquisition step-up of $1.9 million in 2005. The negative impact of pan-European pricing, investment in changing our European business model, increased equity incentive expenses and the prior year reversal of management incentive accruals due to a change in estimate were partially offset by the positive effects of global synergy savings and release of workers’ compensation reserves.
     Computer Products Group
Historical Results

	Three Months Ended September 30,		Amount of Change
(in millions of dollars)	2006	2005	$	%
Net sales	$62.2	$59.3	$2.9	5%
Operating income	14.6	11.6	3.0	26%
Operating income margin	23.5%	19.6%		3.9%
Restructuring and related charges	0.3	—	0.3	NM
     Computer Products sales increased $2.9 million, or 5%, to $62.2 million. The sales growth was driven by increased sales of security products, iPod® accessories, and notebook docking stations. This growth was lower than historical rates because of the company’s planned exit from the low-margin cleaning category, an earlier shipment of products in the prior year in anticipation of the seasonally strong holiday period, and a change in calendar days in the current year.
     Operating income increased to $14.6 million from $11.6 million, while operating income margins increased to 23.5% from 19.6%. The increase was principally driven by broad strength in higher margin new products across all regions.
     No pro forma information is provided for the Computer Products segment as it was not impacted by the GBC acquisition.

  Commercial — Industrial and Print Finishing Group
Historical Results

	Three Months Ended September 30,		Amount of Change
(in millions of dollars)	2006	2005	$	%
Net sales	$45.9	$24.8	$21.1	85%
Operating income	2.2	2.0	0.2	10%
Operating income margin	4.8%	8.1%		(3.3)%
     Commercial — Industrial and Print Finishing (“IPFG”) net sales were $45.9 million compared to $24.8 million in the prior year quarter, an increase of 85%. The sales growth is attributable to 2005 results only representing activity subsequent to the GBC acquisition on August 17, 2005.
     Operating income increased $0.2 million to $2.2 million. The increase is attributable to the higher sales volume offset by a lower operating income margin attributable to adverse sales mix, lower pricing and higher raw material costs.
     The following table presents IPFG’s reported combined results and pro forma combined results for the quarters ended September 30, 2006 and 2005, respectively.
Combined Companies (Pro Forma)

	Three Months Ended September 30,		Amount of Change
	2006	2005	$	%
(in millions of dollars)	(Reported)	(Pro forma)
Net sales	$45.9	$45.3	$0.6	1%
Operating income	2.2	2.5	(0.3)	(12)%
     IPFG net sales increased 1%, to $45.9 million. Favorable currency translation increased sales by 2%. In addition, sales were negatively impacted by competitive pricing for laminating film, offset in part by strong machine sales, which should drive future higher margin film sales.
     Operating income decreased 12%, to $2.2 million, and operating margins decreased to 4.8% from 5.5%. The decrease in profit and margin was due to lower pricing and higher raw material costs offset by the inclusion of the expense related to the inventory acquisition step-up of $0.9 million in 2005.
     Other Commercial
Historical Results

	Three Months Ended September 30,		Amount of Change
(in millions of dollars)	2006	2005	$	%
Net sales	$63.2	$43.9	$19.3	44%
Operating income	5.8	6.1	(0.3)	(5)%
Operating income margin	9.2%	13.9%		(4.7)%
     Other Commercial net sales increased to $63.2 million from $43.9 million. The acquisition of GBC’s Document Finishing businesses accounted for $20.9 million of the increase. Sales volumes at Day-Timers declined by $1.6 million, principally due to lost business with certain reseller customers.
     Other Commercial operating income decreased $0.3 million to $5.8 million due to unfavorable manufacturing and other variances at Day-Timers and selling expense investments for the entire segment, partly offset by higher sales. The margin decrease is attributable to the lower operating margin of the two businesses as compared to the Day-Timers business on a stand-alone basis.
     The following table presents Other Commercial’s reported combined results and pro forma combined results for the quarters ended September 30, 2006 and 2005, respectively. Amounts of restructuring and restructuring-related charges are also presented for each period.

Combined Companies (Pro Forma)

	Three Months Ended September 30,		Amount of Change
	2006	2005	$	%
(in millions of dollars)	(Reported)	(Pro forma)
Net sales	$63.2	$62.1	$1.1	2%
Operating income	5.8	5.1	0.7	14%
Restructuring and related charges	0.2	—	0.2	NM
     Net sales increased $1.1 million, or 2%. The increase was driven by price increases and volume growth, primarily in sales of document finishing products. This increase was partially offset by a $1.6 million reduction in sales in the Day-Timers business resulting from lower sales in its reseller channels.
     Operating income increased $0.7 million, or 14%. The increase in profit and margins was principally driven by inclusion of the $0.8 million of expense related to the inventory acquisition step-up in the prior year.
Nine Months Ended September 2006 versus 2005
Historical Results

	Nine Months Ended September 30,		Amount of Change
(in millions of dollars)	2006	2005	$	%
Net sales	$1,430.4	$974.5	$455.9	47%
Operating income	39.1	81.0	(41.9)	(52)%
Net income	8.2	33.3	(25.1)	(75)%
   Net Sales
     Net sales increased $455.9 million, or 47%, to $1,430.4 million. The increase was principally related to the acquisition of GBC.
  Gross Profit
     Gross profit increased $117.3 million to $402.9 million, primarily as a result of the acquisition of GBC. Gross profit margin decreased to 28.2% from 29.3%. The decrease in gross profit margin was primarily due to increased raw material and freight costs, partially offset by sales price increases. In addition, unfavorable sales mix, including volume growth in lower relative margin products, has also depressed margins.
  SG&A (Advertising, selling, general and administrative expenses)
     SG&A increased $127.9 million to $329.7 million. The increase was primarily attributable to the acquisition of GBC. SG&A as a percentage of sales increased to 23.0% from 20.7%. The increase in SG&A margin is attributable to higher marketing and selling investments to drive growth, significantly higher cost related to expensing of equity based management incentive programs, as well as infrastructure costs to support our public company status, align our business model globally and develop our European business model.
     The Company’s results of operations for the nine months ended September 30, 2006 were impacted by the adoption of SFAS No. 123(R), which requires companies to expense the fair value of employee stock options and similar awards. The Company adopted SFAS No. 123(R) effective January 1, 2006, using the modified prospective method. Therefore, stock-based compensation expense was recorded during the first nine months of 2006, but the prior year consolidated statement of income was not restated.
     In December 2005, the Company issued an inaugural grant of stock options, restricted stock units and performance stock units following the spin-off and merger. The inaugural grant followed market practice for Initial Public Offerings/spin transactions and was larger than would be expected in a normal year. The Company will therefore have a larger charge related to the expensing of equity awards for the years 2006 through 2008.

     The following is a summary of the incremental impact of all stock compensation expense and other long-term compensation recorded during the first nine months of 2006 and 2005, which includes expenses related to grants of both stock options and restricted stock units, along with the impact of the pre-tax expense amounts as a percentage of sales.
Stock-Based and Other Long Term Compensation
Historical Results

	Nine Months Ended September 30,		Incremental
	2006	2005	Expense
(in millions of dollars)
Expensing required under SFAS No. 123(R) (a)	$8.4	$—	$8.4
Previously required expensing (b)	5.9	0.2	5.7
Other non-equity based long term compensation	(0.2)	1.0	(1.2)

Total long term executive compensation	$14.1	$1.2	$12.9

% of Sales	1.0%	0.1%	0.9%

(a)	The Company has adopted SFAS 123(R) using the modified prospective method. Therefore, restatement of prior periods is not required.

(b)	Includes expensing of RSUs and PSUs under SFAS 123, and unvested stock options/unearned compensation related to GBC.
Refer to Note 2 for information specific to the adoption of SFAS No. 123(R) in the condensed consolidated financial statements.
  Operating Income
     Operating income decreased $41.9 million, or 52%, to $39.1 million, and decreased as a percentage of sales to 2.7% from 8.3%. The decrease was driven by $31.4 million of higher restructuring and restructuring-related costs, and lower gross margin and higher SG&A expense as discussed above.
  Interest, Other Expense (Income) and Income Taxes
     Interest expense increased $34.2 million, to $47.2 million, as debt levels increased significantly in order to finance the transactions related to the spin-off from Fortune Brands and the merger with GBC. Other income increased $4.8 million to $4.1 million, primarily due to incremental foreign exchange gains in 2006 of $3.8 million and incremental earnings from the Company’s share of a GBC joint venture investment of $1.4 million.
     Income tax for the first nine months of 2006 was a benefit of $12.5 million, compared to an expense of $37.3 million in the same period of 2005. Included in the first nine months of 2006 were tax benefits which reflect a reduction in taxes due on certain unrepatriated foreign earnings, a payment from Fortune Brands under a tax allocation agreement entered into in connection with the spin-off, and benefits from the Domestic Production Activities and Extraterritorial Income Exclusion. The effective tax rate for the nine months ended September 30, 2005 was unfavorably impacted by the repatriation expenses of foreign earnings, resulting from a reorganization to facilitate the merger of various foreign operations.
  Net Income
     Net income was $8.2 million compared to $33.3 million in the prior year period, and was significantly impacted by lower operating income and increased interest expense partially offset by the tax benefits described above. Included in net income for the nine months ended September 30, 2006 were restructuring and restructuring-related after-tax costs of $29.1 million, or $0.54 per diluted share. Similar after-tax costs in the 2005 period were $7.2 million or $0.19 per diluted share. Additionally, the change in accounting principle related to removal of the one-month lag in reporting by various of the Company’s foreign operations contributed $3.3 million of net income to the prior year.

Nine Months Ended September 2006 versus 2005
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
The presentation of, and supporting calculations related to, the 2005 pro forma information contained in this Management’s Discussion and Analysis is derived from the Company’s Report on Form 8-K furnished on February 14, 2006, except for our presentation of the one-time expense related to the step-up in inventory value that was recorded as an adjustment to the opening balance sheet of GBC. The pro forma results for the nine months presented in this discussion reflect the actual inventory cost resulting from the step-up of $3.6 million recognized in our reported results during the third quarter of 2005.
     The following table presents ACCO Brands’ reported combined results and pro forma combined results for the nine months ended September 30, 2006 and 2005, respectively. Amounts of restructuring and restructuring-related charges are also presented for each period.
Combined Companies (Reported)

	Nine Months Ended September 30, 2006
		Gross		Operating
(in millions of dollars)	Net Sales	Profit	SG&A	Income
Reported results	$1,430.4	$402.9	$329.7	$39.1
Restructuring and restructuring-related charges included in the results:
Restructuring charges	—	—	—	25.6
Restructuring-related expense	—	7.7	7.7	15.4
     The Company has incurred a net total of $41.0 million in pre-tax restructuring, restructuring-related and merger and integration related expenses in the 2006 period. The charges were primarily related to the closure or consolidation of facilities, primarily in the United States and Europe, and associated employee termination benefits.
Combined Companies (Pro Forma)

	Nine Months Ended September 30, 2005
		Gross		Operating
(in millions of dollars)	Net Sales	Profit	SG&A	Income
Pro forma results	$1,424.0	$412.4	$316.9	$85.9
Restructuring and restructuring-related charges included in the results:
Restructuring charges	—	—	—	1.4
Restructuring-related expense (income)	—	(1.9)	15.4	13.5
   Net Sales
     Net sales increased $6.4 million, or 0.4%, to $1,430.4 million, primarily driven by volume growth related to new products across all business segments other than Office Products. Segmental sales growth was 8% for Computer Products, 4% for Commercial-IPFG, and 3% for Other Commercial. These increases were partially offset by a decrease in the Office Products Group of 2%, which resulted from both the exit of certain low margin business and the change in calendar days.
   Gross Profit
     Gross profit decreased $9.5 million, or 2%, to $402.9 million. Gross profit margin decreased to 28.2% from 29.0% and was adversely impacted by the increase in restructuring-related expenses of $9.6 million, or 0.7 margin points. The slight decline in underlying gross profit margin was due to increased raw material and freight costs, partially offset by sales price increases.

  SG&A (Advertising, selling, general and administrative expenses)
     SG&A increased $12.8 million, or 4%, to $329.7 million and increased as a percentage of sales to 23.0% from 22.3%. The increase in SG&A was attributable to higher marketing and selling investments to drive growth, significantly higher cost related to expensing of equity based management incentive programs, and infrastructure costs to support our status as an independent public company, align our business model globally and develop our pan-European business model. These costs were partially offset by lower restructuring-related SG&A charges in the current year.
     The following is a summary of the incremental impact of all stock compensation expense and other long-term compensation expense recorded during the first nine months of 2006 and 2005, which includes expenses related to grants of stock options, RSUs and PSUs, along with the impact of pre-tax expense amounts as a percentage of sales.
Stock-Based and Other Long Term Compensation
Combined Companies (Pro Forma)

	Nine Months Ended September 30,		Incremental
(in millions of dollars)	2006	2005	Expense
Expensing required under SFAS No. 123(R) (a)	$8.4	$—	$8.4
Previously required expensing (b)	5.9	3.4	2.5
Other non-equity based long term compensation	(0.2)	1.0	(1.2)

Total long term executive compensation	$14.1	$4.4	$9.7

% of Sales	1.0%	0.3%	0.7%

(a)	The Company has adopted SFAS 123(R) using the modified prospective method. Therefore, restatement of prior periods is not required.

(b)	Includes expensing of RSUs and PSUs under SFAS 123, and unvested stock options/unearned compensation related to GBC pre-merger grants under SFAS 141, “Business Combinations.”
  Operating Income
     Operating income decreased $46.8 million, or 55%, to $39.1 million, and decreased as a percentage of sales to 2.7% from 6.0%. The decrease is attributable to the $26.1 million increase in restructuring and restructuring-related charges, and the lower gross margin and higher SG&A expenses as discussed above.
  Net Income Before Change In Accounting Principle
     Net income for the nine months ended September 30, 2006 was $8.2 million, or $0.15 per share, compared to $7.3 million, or $0.19 per share, before the change in accounting principle in the nine months ended September 30, 2005. The increase was due to the income tax benefits as discussed above partially offset by the lower operating income in the current year.
Segment Discussion
     Office Products Group
Historical Results

	Nine Months Ended September 30,		Amount of Change
(in millions of dollars)	2006	2005	$	%
Net sales	$947.2	$727.3	$219.9	30%
Operating income	12.2	58.1	(45.9)	(79)%
Operating income margin	1.3%	8.0%		(6.7)%
     Office Products net sales increased $219.9 million, or 30%, to $947.2 million. The increase was principally related to the acquisition of GBC.

     Office Products operating income declined $45.9 million to $12.2 million. The decrease resulted from higher restructuring and restructuring related costs, as well as an overall decline in operating margin due to higher cost related to expensing of equity-based management incentive programs, investments to change our European business model and higher raw material cost.
     The table below provides Office Products’ reported combined results and pro forma combined results for the nine months ended September 30, 2006 and 2005, respectively. Amounts of restructuring and restructuring-related charges are also presented for each period.
Combined Companies (Pro Forma)

	Nine Months Ended September 30,		Amount of Change
	2006	2005	$	%
(in millions of dollars)	(Reported)	(Pro forma)
Net sales	$947.2	$963.8	$(16.6)	(2)%
Operating income	12.2	64.4	(52.2)	(81)%
Restructuring and related charges	36.5	2.3	34.2	NM
     Net sales decreased $16.6 million, or 2%, to $947.2 million. The impacts of the change in calendar and foreign currency translation negatively impacted sales by 1.0%. The remaining decline was due to the exit of certain low-margin products within the U.S. as well as loss of market share and unfavorable pricing in Europe, which offset growth in Australia and Latin America.
     Office Products operating income declined $52.2 million to $12.2 million including restructuring and restructuring-related charges. Excluding the adverse impact of restructuring and restructuring-related charges of $34.2 million, the decline in operating profit and margin was mainly attributable to European operations, specifically unfavorable pricing coupled with higher raw material costs. The segment in total also saw increased charges related to equity-based incentives and increased investments in SG&A to transition to a pan-European business model.
     Computer Products Group
Historical Results

	Nine Months Ended September 30,		Amount of Change
(in millions of dollars)	2006	2005	$	%
Net sales	$165.3	$152.7	$12.6	8%
Operating income	29.4	32.6	(3.2)	(10)%
Operating income margin	17.8%	21.3%		(3.5)%
Restructuring and related charges	1.6	—	1.6	NM
     Computer Products delivered strong sales growth for 2006, increasing $12.6 million, or 8%, to $165.3 million. The strong sales growth was driven by sales of iPod® accessories, mobile power adapters, notebook docking stations and security products, and was primarily the result of new product introductions.
     Computer Products operating income decreased $3.2 million, or 10%, to $29.4 million. Operating margins decreased to 17.8% from 21.3%, principally due to planned increased investments in selling, marketing and product development activities and restructuring and restructuring-related charges of $1.6 million (representing an allocation of shared services charges). Operating margins are anticipated to decrease year over year by approximately 0.8% due to anticipated product mix change resulting from expected sales growth.
     No pro forma information is provided for the Computer Products segment as it was not impacted by the GBC acquisition.

     Commercial — Industrial and Print Finishing Group
Historical Results

	Nine Months Ended September 30,		Amount of Change
(in millions of dollars)	2006	2005	$	%
Net sales	$143.4	$24.8	$118.6	NM
Operating income	11.9	2.0	9.9	NM
Operating income margin	8.3%	8.1%		0.2%
     Commercial — Industrial and Print Finishing (“IPFG”) net sales were $143.4 million compared to $24.8 million in the prior year period, and operating income was $11.9 million compared to $2.0 million in the prior year period. The growth is attributable to 2005 results only representing activity subsequent to the GBC acquisition on August 17, 2005.
Combined Companies (Pro Forma)

	Nine Months Ended September 30,		Amount of Change
	2006	2005	$	%
(in millions of dollars)	(Reported)	(Pro forma)
Net sales	$143.4	$138.3	$5.1	4%
Operating income	11.9	10.6	1.3	12%
     IPFG net sales increased $5.1 million, or 4%, to $143.4 million. Growth was driven by improved sales from new product introductions, higher volume and increased selling prices to recover raw material cost increases.
     IPFG operating income increased $1.3 million, or 12%, to $11.9 million. Operating income margins also improved to 8.3% from 7.7% in the prior year. The increase was due to inclusion of the expense related to the inventory acquisition step-up in 2005 of $0.9 million and higher sales volumes in the current year.
     Other Commercial
Historical Results

	Nine Months Ended September 30,		Amount of Change
(in millions of dollars)	2006	2005	$	%
Net sales	$174.5	$69.7	$104.8	150%
Operating income	11.7	6.0	5.7	95%
Operating income margin	6.7%	8.6%		(1.9)%
     Other Commercial net sales increased by $104.8 million to $174.5 million. The acquisition of GBC’s Document Finishing businesses accounted for $107.7 million of the increase. Sales volumes at Day-Timers declined by $2.9 million with lower sales in its reseller channels and the change in calendar, offset in part by higher direct-to–end-user catalog sales.
     Other Commercial operating income increased $5.7 million to $11.7 million. The acquisition of GBC accounted for substantially all of the increase. Operating income within our Day-Timers business was unfavorably impacted by the change in the calendar and by increased investment in customer acquisition programs.
Combined Companies (Pro Forma)

	Nine Months Ended September 30,		Amount of Change
	2006	2005	$	%
(in millions of dollars)	(Reported)	(Pro forma)
Net sales	$174.5	$169.2	$5.3	3%
Operating income	11.7	11.3	0.4	4%
Restructuring and related charges	0.3	—	0.3	NM
     Net sales increased $5.3 million, or 3%. The increase was driven by higher pricing and volume in the Document Finishing businesses. This growth was partially offset by a 1.0% reduction in sales, primarily related to the Day-Timers business, which was a result of volume loss in the reseller channel and the change in calendar days for the comparative periods.

     Pro forma operating income increased $0.4 million, to $11.7 million. The improvement in operating income was due to the inclusion of expense related to the inventory acquisition step-up of $0.8 million in the prior year partially offset by higher sales volume and increased pricing in the current year.
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
   Cash Flow from Operating Activities
     Cash provided by operating activities was $60.7 million and $23.8 million for the nine months ended September 30, 2006 and 2005, respectively. Net income in 2006 was $8.2 million or $25.1 million less than 2005. Non-cash adjustments to net income were $62.1 million in 2006, compared to $22.7 million in 2005, on a pre-tax basis. The increase in non-cash items is principally attributable to the change in accounting for stock-based compensation as well as recognizing depreciation and amortization on the GBC businesses for the full nine months in 2006.
     Principal cash items favorably affecting operating activities included:
•	Higher accounts payable as the Company benefited from extended payment terms, later timing of inventory purchases compared to the prior year and other cash management initiatives.

•	Lower accounts receivable due to improved collection activities, including efficient resolution of disputed items, and modestly lower sales in the quarter.

•	Substantially lower payments in 2006 of long term incentives and annual bonuses (accrued in 2005 and prior years) as a result of underachieved targets in 2005 compared to significant overachievement in the 2004 year. In addition, the first quarter of 2005 included payments amounting to $22.0 million related to long term incentives tied to the successful repositioning of the former ACCO World businesses.
     Principal cash items unfavorably affecting operating activities included:
•	Higher inventory levels resulting principally from lower than expected third quarter 2006 sales in Europe, and sourced inventory timing at Kensington, coupled with increased raw material and other product input costs.

•	Higher payments for customer programs resulting from enhanced programs (customer consolidation & competitive pricing), including such programs associated with GBC.

•	Increased payments of acquisition related interest expense, as the acquisition and spin-off related debt was not in place until the third quarter of 2005.

•	Supplemental cash contributions to the GBC UK pension plan totaling $6.3 million in 2006.
   Cash Flow from Investing Activities
     Cash used by investing activities was $13.1 million and $18.1 million for the nine months ended September 30, 2006 and 2005, respectively. Gross capital expenditure was $22.1 million in 2006 and $20.4 million in 2005; both years include substantial investment in enhanced information technology systems. In 2006, capital spending was partly offset by proceeds from the sale of assets of $5.5 million, of which $4.2 million related to the sale of our Perma business assets during the third quarter. In 2005, proceeds were $2.2 million, of which $1.8 million related to the sale of our Turin, Italy facility. The 2006 period also includes cash distributions received from the Company’s investments in unconsolidated subsidiaries of $1.4 million.

   Cash Flow from Financing Activities
     Cash used by financing activities was $92.0 million in 2006. During the 2006 nine month period, the Company paid all of the required fiscal 2006 debt service of $24.7 million and paid down an additional $76 million of the Senior Secured Term Loan Credit Facilities. Cash used by financing activities in 2005 of $13.2 million included a number of substantial exchanges, including proceeds of $950.0 million from long-term credit facilities and notes, $625.0 million of dividends paid to shareholders of the former ACCO World Corporation, and the repayment of $293.6 million of debt assumed in the acquisition of GBC.
  Capitalization
     The Company’s total debt at September 30, 2006 was $854.4 million. The ratio of debt to stockholders’ equity at September 30, 2006 was 2.0 to 1.
     As of September 30, 2006 the amount available for borrowings under the revolving credit facilities was $138.1 million (allowing for $11.9 million of letters of credit outstanding on that date).
     On February 13, 2006 the Company entered into an amendment to its senior secured credit facilities waiving any default that may have arisen under those facilities as a result of the restatement of the Company’s financial statements.
     As of and for the period ended September 30, 2006, the Company was in compliance with all applicable loan covenants.
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
Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157). The statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The provisions of SFAS 157 should be applied prospectively as of the beginning of the fiscal year in which it is initially applied, with limited exception. Any required transition adjustments (the difference between the carrying amounts and the fair value of those financial instruments at the date SFAS 157 is initially applied) should be recognized as a cumulative-effect adjustment to the opening balance of retained earnings for the fiscal year in which the statement is initially applied. When adopted in 2008, the implementation of this statement is not expected to have a material effect on the Company’s Consolidated Financial Statements.
     In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132(R)). This statement requires companies to (a) recognize the funded status of a benefit plan – measured as the difference between plan assets at fair value and the benefit obligation – in its statement of financial position; (b) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS 87 Employers’ Accounting for Pensions, or SFAS 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions; (c) measure defined benefit plan assets and obligations as of the date of the entity’s fiscal year-end statement of financial position; and (d) disclose in the notes to the financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation remaining from the initial application of Statements 87 and 106. Companies with publicly traded equity securities are required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company has performed an initial assessment of the impact of implementing SFAS 158. If the Company would have applied the reporting requirements using the fair value of plan assets, projected benefit obligation, and unrealized items as of December 31, 2005, shareholders’ equity would decrease by approximately $50 million, net of tax. Additionally, the Company will be required to change the measurement date of its United Kingdom pension plan in 2007.
     In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 establishes a two-step process consisting of (a) recognition and (b) measurement for evaluating a tax position. The interpretation provides that a position should be recognized if it is more likely than not that a tax position will be sustained upon examination. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. Any differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in an increase in a liability for income taxes payable or a reduction of an income tax refund receivable; a reduction in a deferred tax asset or an increase in a deferred tax liability; or both. This interpretation is effective for fiscal years beginning after December 15, 2006. The provisions of the Interpretation should be applied to all tax positions upon initial adoption. The cumulative effect of applying the provisions of this Interpretation should be reported as an adjustment to the opening balance of retained earnings as of the date of adoption. The implementation of this interpretation is not expected to have a material effect on the Company’s annual Consolidated Financial Statements.
     In June 2006 the FASB ratified the Emerging Issues Task Force (EITF) consensus on EITF Issue No. 06-3 How Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (EITF 06-3). The consensuses reached in EITF 06-3 provide that presentation of any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer, which could include sales, use, value added and other excise taxes on either a gross or a net basis is an accounting policy decision that should be disclosed pursuant to Accounting Principles Board Opinion No. 22, Disclosure of Accounting Policies. In addition, the Task Force noted that for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The consensuses in EITF 06-3 should be applied to financial reports for interim and annual reporting periods beginning after December 15, 2006, with earlier application permitted. The application of the consensuses in this Issue is not expected to have a material effect on the Company’s Consolidated Financial Statements, as the Company currently records the taxes discussed in EITF 06-3 on a net basis.
     In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements.
     Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the “roll-over” method and the “iron curtain” method. The roll-over method focuses primarily on the impact of a misstatement on the income statement—including the reversing effect of prior year misstatements—but its use can lead to the accumulation of misstatements in the balance sheet. The iron-curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. Prior to our application of the guidance in SAB 108, we used the iron curtain method for quantifying financial statement misstatements.
     In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the iron curtain and the roll-over methods.
     SAB 108 permits existing public companies to initially apply its provisions either by (i) restating prior financial statements as if the “dual approach” had always been applied or (ii) recording the cumulative effect of initially applying the “dual approach” as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. The Company will adopt SAB 108 on December 31, 2006 and does not expect its implementation to have any effect on the Company’s Consolidated Financial Statements.
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
ITEM 3. QUANTITIATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     See Item 7A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. There has been no material change to disclosures made therein on Foreign Exchange Risk Management or Interest Rate Risk Management through the period ended September 30, 2006 or through the date of this report.
ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures.
     The Company’s management has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2006.
(b) Changes in Internal Control Over Financial Reporting.
     There have not been any changes in the Company’s internal control over financial reporting that occurred during the three month period ending September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     The Company and its subsidiaries are defendants in various claims and legal proceedings associated with their business and operations. It is not possible to predict the outcome of the pending actions, but management believes that there are meritorious defenses to these actions and that these actions if adjudicated or settled in a manner adverse to the Company, would not have a material adverse effect upon the results of operations, cash flows or financial condition of the Company.
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
     None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
ITEM 5. OTHER INFORMATION
     None.
ITEM 6. EXHIBITS

Number	Description
10.1	Amendment No. 3 dated as of August 11, 2006 to the Credit Agreement dated as of August 17, 2005 among the Company, certain of its subsidiaries, the Lenders party thereto and Citicorp North America, Inc., as administrative agent. *

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.3	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

31.4	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

*	Filed herewith.

**	Furnished herewith

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
November 9, 2006