Form 10-K
period 2006-12-31
ACCO BRANDS CORP
filed 2007-03-01
CIK 712034

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2006
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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities act.  Yes ☑     No ☐

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

As of June 30, 2006, the aggregate market value of the shares of Common Stock held by non-affiliates of the registrant was approximately $992.3 million.

As of February 1, 2007, the registrant had outstanding 53,837,399 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be issued in connection with registrant’s annual stockholder’s meeting to be held on May 15, 2007 are incorporated by reference into Part III of this report.

PART I

This Annual Report on Form 10-K contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Our actual results of operation could differ materially from those projected in the forward-looking statements as a result of a number of important factors. For a discussion of important factors that could affect our results, please refer to “Item 1. Business,” “Item 1A. Risk Factors” and the financial statement line item discussions set forth in “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations” below.

Unless the context otherwise requires, the terms “ACCO Brands,” “we,” “us,” “our,” “the Company” and other similar terms refer to ACCO Brands Corporation and its consolidated subsidiaries, including GBC. The term “GBC” refers to General Binding Corporation, a Delaware corporation acquired by ACCO Brands in the merger described in the History, Merger and Spin-off section of this annual report and in Note 1, Basis of Presentation, of the Company’s consolidated financial statements. The term “Fortune Brands” refers to Fortune Brands, Inc., a Delaware corporation, and the parent company of ACCO Brands prior to the spin-off.

Website Access To Securities and Exchange Commission Reports

The Company’s Internet website can be found at www.accobrands.com. The Company makes available free of charge on or through its website its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as practicable after the Company files them with, or furnishes them to, the Securities and Exchange Commission. We also make available the following documents on our Internet website: the Audit Committee Charter; the Compensation Committee Charter; the Corporate Governance and Nominating Committee Charter; our Corporate Governance Principles; and our Code of Business Conduct and Ethics. The Company’s Code of Business Conduct and Ethics applies to all of our directors, officers (including the Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer) and employees. You may obtain a copy of any of the foregoing documents, free of charge, if you submit a written request to ACCO Brands Corporation, 300 Tower Parkway, Lincolnshire, IL. 60069, Attn: Investor Relations.

ITEM 1.	BUSINESS

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

Overview

ACCO Brands is one of the world’s largest suppliers of branded office products to select categories of the office products resale industry (excluding furniture, computers, printers and bulk paper). We design, develop, manufacture and market a wide variety of traditional and computer-related office products, supplies, binding and laminating equipment and consumable supplies, personal computer accessory products, paper-based time management products, presentation aids and label products. Through a focus on research, marketing and innovation, we seek to develop new products that meet the needs of our consumers and commercial end-users, which we believe will increase the premium product positioning of our brands. We compete through a balance of innovation, a low-cost operating model and an efficient supply chain. We sell our products primarily to markets located in North America, Europe and Australia. Approximately 83% of our $1.95 billion in 2006 net sales were derived from our commercial and consumer brands representing the number one or number two positions in the select markets in which we compete. Our brands include Swingline®, GBC®, Kensington®, Quartet®, Rexel®, Day-Timer®, and Wilson Jones®, among others.

The majority of our office products are used by businesses. Many of these end-users purchase our products from our customers, which include commercial contract stationers, retail superstores, wholesalers, distributors, mail order catalogs, mass merchandisers, club stores and dealers. We also supply our products directly to commercial and industrial end-users and to the educational market. We typically target the premium-end of the product categories in which we compete, which is characterized by high brand and product equity, high customer loyalty and a reasonably high price gap between branded and “private label” products. We limit our participation in value categories to areas where we believe we have an economic advantage or where it is necessary to merchandise a complete category. We completed the sale of the Perma® storage business during the third quarter of 2006, and announced the discontinuance of the Kensington cleaning product category as of the end of the first quarter of 2006. These actions represent approximately $40 million of annual net sales. In addition, we have announced plans to discontinue an additional $60 million of annual net sales in non-strategic products in the Office Products Group.

The profitability of our leading premium brands and the scale of our business operations enable us to invest in product innovations and drive market share growth across our product categories. In addition, the expertise we use to satisfy the exacting technical specifications of our demanding industrial and commercial customers is in many instances the basis for expanding our products and innovations to consumer products. For example, our expertise in specialized laminating films for commercial book printing, packaging and digital print lamination, and high-speed laminating and binding equipment for industrial customers, enables us to develop, manufacture and sell consumer binding and laminating equipment targeted at the small-business market. Through a focus on research, marketing and innovation, we seek to develop new products that meet the needs of our consumers and commercial end-users. In addition, we provide value-added features or benefits that enhance product appeal to our customers. This focus, we believe, increases the premium product positioning of our brands.

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

In the near term, we are focused on realizing synergies from our merger with GBC. We have identified significant potential savings opportunities resulting from the merger. These opportunities include cost reductions attributable to efficiencies and synergies expected to be derived from facility integration, headcount reduction, supply chain optimization and revenue enhancement. Our near-term priorities for the use of cash flow are to fund integration and restructuring-related activities and to pay down acquisition-related debt. For a description of certain factors that may have had, or may in the future have, a significant impact on our business, financial condition or results of operations, see “Risk Factors.”

Our Products

Our products include a wide range of familiar consumer brands that are used every day in the office, in the classroom and at home. In order to address the diverse consumer needs of the different markets in which we sell our products, our business is organized around four segments: Office Products Group, Computer Products Group, Commercial — Industrial and Print Finishing Group, and Other Commercial.

Office Products Group (66% of 2006 net sales)  Our Office Products Group manufactures, sources and sells traditional office products and supplies worldwide. The group is organized around four categories of office products — “workspace tools,” “document communication,” “visual communication,” and “storage and organization” — each with its own separate business unit that allows us the flexibility to focus on the distinct consumer needs of each office product category. We sell our office products to commercial contract stationers, office products superstores, wholesalers, distributors, mail order catalogs, mass merchandisers, club stores and independent dealers. The majority of sales by our customers are to business end-users, which generally seek premium office products that have added value or ease of use features and a reputation for reliability, performance and professional appearance. Representative products that we sell in each category and the principal brand names under which we sell our products in each category are as follows:

Workspace Tools	Document Communication

(Brands: Swingline, Rexel and GBC)	(Brands: GBC, Rexel, Ibico® and Wilson Jones)
• staplers and staples	• binding equipment and supplies
• shredders	• laminating equipment and supplies
• calculators	• report covers
• punches	• indexes
• trimmers

Visual Communication	Storage and Organization

(Brands: Quartet, NOBO® and Apollo®)	(Brands: Wilson Jones, Rexel, Eastlight®, Marbig® and Dox®)
• dry-erase boards	• ring binders
• dry-erase markers	• sheet protectors
• easels	• data binders
• bulletin boards	• labels
• overhead projectors	• hanging file folders
• transparencies	• clips
• laser pointers	• fasteners
• screens

We are a global leader in the stapling and punching, binding and laminating equipment and supplies, and visual communication categories, and a strong regional leader in storage and organization. In North America, Europe and Australia, our office products are sold by our in-house sales forces and independent representatives, and outside of these regions through distributors.

Computer Products Group (12% of 2006 net sales)  We supply products aimed at mobile computer users, which represents a niche market in the computer products segment. Our Computer Products Group designs, sources and distributes accessory products for personal computers and mobile devices worldwide, principally under the Kensington brand name. Our Computer Products Group markets to consumer electronic retailers, information technology value added resellers, original equipment manufacturers (including Dell and Lenovo), mass merchandisers and office products retailers. We have a strong market share position in the mobile computer physical security and accessories category, with products such as:

•	security locks and power adapters for laptop computers;

•	input devices, such as wireless mice and keyboards;

•	computer cases;

•	accessories for Apple® iPod® products; and

•	other computer accessories.

In North America, Europe and Australia, our products are sold by our in-house sales forces and independent representatives, and outside of these regions through distributors.

Commercial — Industrial Print Finishing Group (9% of 2006 net sales)  The Industrial and Print Finishing Group, or IPFG, targets book publishers together with “print-for-pay” and other print finishing customers that use our professional grade finishing equipment and supplies. IPFG’s primary products include:

•	thermal and pressure-sensitive laminating films;

•	mid-range and commercial high-speed laminators;

•	large-format digital print laminators; and

•	other automated finishing products.

IPFG’s products and services are sold worldwide through direct and dealer channels. The products in this segment include high-end, complex pieces of industrial equipment, some of which generate in excess of $1 million in net sales, including related services and supplies. Sales of some of our IPFG products, such as our laminating machines, typically result in additional sales of large quantities of consumable products, such as laminating films and other materials, which constitute the majority of IPFG’s revenue and from which we derive higher profit margins. Additionally, we continually seek ways to apply the innovations we develop in designing and manufacturing high-end, highly technological and specialized commercial products and applications to the development of lower priced commercial and consumer products, which can then be sold through our Other Commercial and office products channels.

Other Commercial (13% of 2006 net sales).  The Other Commercial segment includes the GBC Document Finishing solutions business, incorporating the direct sales of binding and laminating equipment, supplies and after-sales service to high-volume commercial and corporate users. This segment also includes personal organization tools and products, such as Day-Timer calendars and personal organizers, which are primarily sold direct to consumers or through large retailers and commercial dealers.

Customers/Competition

Our sales are balanced between our principal markets in North America, Europe and Australia. For the fiscal year ended December 31, 2006, these markets represented 63%, 27% and 7% of our net sales, respectively. Our top ten customers, including Office Depot, Staples, OfficeMax, United Stationers, Corporate Express, S.P. Richards, Spicers, Wal-Mart/Sam’s Club, BPGI and Lyreco, accounted for 47% of our net sales for the fiscal year ended December 31, 2006. Sales to Office Depot, Inc. and subsidiaries amounted to approximately 12%, 16% and 18% of consolidated net sales for the years ended December 31, 2006 and 2005 and December 27, 2004, respectively. Sales to no other customer exceeded 10% of consolidated sales for any of these periods.

Current trends among our customers include fostering high levels of competition among suppliers, demanding innovative new products and requiring suppliers to maintain or reduce product prices and deliver products with shorter lead times and in smaller quantities. Other trends, in the absence of a strong new product development effort or strong end-user brands, are for the retailer to import generic products directly from foreign sources and sell those products, which compete with our products, under the customers’ own private label brands. The combination of these market influences has created an intensely competitive environment in which our principal customers continuously evaluate which product suppliers to use, resulting in pricing pressures and the need for stronger end-user brands, the ongoing introduction of innovative new products and continuing improvements in customer service.

Competitors of the Office Products Group include Avery Dennison, Esselte, Fellowes, 3M, Newell, Hamelin and Smead. Competitors of the Computer Products Group include Belkin, Logitech, Targus and Fellowes. Competitors of the Commercial-Industrial Print Finishing Group include Neschen, Transilwrap, Cosmo and Deprosa. Other Commercial competitors include Mead, Franklin Covey and Spiral Binding.

Certain financial information for each of our business segments and geographic regions is incorporated by reference to Note 13, Information on Business Segments, to our consolidated financial statements contained in Item 8 of this report.

Product Development and Product Line Rationalization

Our strong commitment to understanding our consumers and defining products that fulfill their needs drives our product development strategy, which we believe is and will be a key contributor to our success in the office products industry. Our new products are developed from our own consumer understanding, our own research and development or through partnership initiatives with inventors and vendors. Costs related to consumer research and product research are included in marketing costs and research and development expenses, respectively.

Our divestiture and product line rationalization strategy emphasizes the divestiture of businesses and rationalization of product offerings that do not meet our long-term strategic goals and objectives.

We consistently review our businesses and product offerings, assess their strategic fit and seek opportunities to divest non-strategic businesses. The criteria we use in assessing the strategic fit include: the ability to increase sales for the business; the ability to create strong, differentiated brands; the importance of the business to key customers; the business’ relationship with existing product lines; the impact of the business to the market; and the business’ actual and potential impact on our operating performance.

As a result of this review process, we completed the sale of the Perma® storage business during the third quarter of 2006, and announced the discontinuance of the Kensington cleaning product category as of the end of the first quarter of 2006. These actions represent approximately $40 million of annual net sales. In addition, we have announced plans to discontinue an additional $60 million of annual net sales in non-strategic products in the Office Products Group.

Raw Materials

The primary materials used in the manufacturing of many of our products are plastics, resin, polyester and polypropylene substrates, paper, steel, wood, aluminum, melamine and cork. These materials are available from a number of suppliers, and we are not dependent upon any single supplier for any of these materials. In general, our gross profit may be affected from time to time by fluctuations in the prices of these materials because our customers require advance notice and negotiation to pass through raw material price increases, creating a gap before cost increases can be passed on to our customers. We have experienced inflation in certain of these raw materials, such as resin, and expect the cost inflation pressures to continue.. See “Risk Factors — Risks Relating to Our Business — The raw materials and labor costs we incur are subject to price increases that could adversely affect our profitability.” We intend to recover some of the higher costs through price increases. Based on experience, we believe that adequate quantities of these materials will be available in adequate supplies in the foreseeable future. In addition, a significant portion of the products we sell are sourced from China and other Far Eastern countries and are paid for in U.S. dollars. Thus, movements of their local currency to the U.S. dollar have the same impacts as raw material price changes.

Supply

Our products are either manufactured or sourced to ensure that we supply our customers with appropriate customer service, quality products, innovative solutions and attractive pricing. We have built a consumer-focused business unit model with a flexible supply chain to ensure that these factors are appropriately balanced. Using a combination of manufacturing and third-party sourcing also enables us to reduce our costs and effectively manage our production assets by lowering our capital investment and working capital requirements. We tend to manufacture those products that would incur a relatively high freight expense or have high service needs and typically source those products that have a high proportion of direct labor cost. Low cost sourcing mainly comes from China, but we also source from other Asian countries and Eastern Europe. Where supply chain flexibility is of greater importance, we source from our own factories located in intermediate cost regions, for example, the Czech Republic for Europe. Where freight costs or service issues are significant, we source from factories located in our domestic markets.

Seasonality

Our business, as it concerns both historical sales and profit, has experienced increased sales volume in the third and fourth quarters of the calendar year. Two principal factors have contributed to this seasonality: the office products industry, its customers and ACCO Brands specifically are major suppliers of products related to the “back-to-school” season, which occurs principally during the months of June, July, August and September for our North American business; and our offering includes several products which lend themselves to calendar year-end purchase timing, including Day-Timer planners, paper organization and storage products (including bindery) and Kensington computer accessories, which increase with traditionally strong fourth quarter sales of personal computers.

Intellectual Property

We have many patents, trademarks, brand names and trade names that are, in the aggregate, important to our business. The loss of any individual patent or license, however, would not be material to us taken as a whole. Many of these trademarks are only important in particular geographic markets or regions. Our principal trademarks are: Swingline, GBC, Quartet, Day-Timer, Kensington, Rexel, Wilson Jones, Marbig, NOBO, Apollo, Microsaver® and Ibico.

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

Employees

As of December 31, 2006, the Company had 6,846 full-time and part-time employees. There have been no strikes or material labor disputes at any of our facilities during the past five years. We consider our employee relations to be good.

ITEM 1A.	RISK FACTORS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained or incorporated by reference herein that relate to our beliefs or expectations as to future events are not statements of historical fact and are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of invoking these safe harbor provisions. These forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “forecast,” “project,” “plan” or similar expressions. Our ability to predict the results or the actual effect of future plans or strategies is inherently uncertain. Because actual results may differ from those predicted by such forward-looking statements, you should not rely on such forward-looking statements when deciding whether to buy, sell or hold our securities. We undertake no obligation to update these forward-looking statements in the future.

Risks Related to Our Business

Our business, operating results, cash flows and financial condition are subject to various risks and uncertainties, including, without limitation, those set forth below, any of which could cause our actual results to vary materially from recent results or from our anticipated future results.

The raw materials and labor costs we incur are subject to price increases that could adversely affect our profitability.

The primary materials used in the manufacturing of many of our products are resin, plastics, polyester and polypropylene substrates, paper, steel, wood, aluminum, melamine and cork. In general, our gross profit may be affected from time to time by fluctuations in the prices of these materials because our customers require advance notice and negotiation to pass through raw material price increases, giving rise to a delay before cost increases can be passed to our customers. We attempt to reduce our exposure to increases in these costs through a variety of measures, including periodic purchases, future delivery contracts and longer term price contracts together with holding our own inventory; however, these measures may not always be effective. Inflationary and other increases in costs of materials and labor have occurred in the past and may recur, and raw materials may not continue to be available in adequate supply in the future. Shortages in the supply of any of the raw materials we use in our products could result in price increases that could have a material adverse effect on our financial condition or results of operations.

We are subject to risks related to our dependence on the strength of economies in various parts of the world.

Our business depends on the strength of the economies in various parts of the world, primarily in North America, Europe and Australia and to a lesser extent Central and South America and Asia. These economies are affected primarily by factors such as employment levels and consumer demand, which, in turn, are affected by general economic conditions and specific events such as natural disasters. In recent years, the office products industry in the United States and, increasingly, elsewhere has been characterized by intense competition and consolidation among our customers. Because such competition can cause our customers to struggle or fail, we must continuously monitor and adapt to changes in the profitability, creditworthiness and pricing policies of our customers.

Our business is dependent on a limited number of customers, and a substantial reduction in sales to these customers could significantly impact our operating results.

The office products industry is concentrated in a small number of major customers, principally office products superstores (which combine contract stationers, retail and mail order), office products distributors and mass merchandisers. This concentration increases pricing pressures to which we are subject and leads to pressures on our margins and profits. Additionally, consolidation among customers also exposes us to increased concentration of customer credit risk. A relatively limited number of customers account for a large percentage of our total net sales. Our top ten customers accounted for 47% of our net sales for the fiscal year ended December 31, 2006. Sales to Office Depot, Inc. and subsidiaries during the same period amounted to approximately 12%. The loss of, or a significant reduction in, business from one or more of our major customers could have a material adverse effect on our business, financial condition and results of operations.

If we do not compete successfully in the competitive office products industry, our business and revenues may be adversely affected.

Our products and services are sold in highly competitive markets. We believe that the principal points of competition in these markets are product innovation, quality, price, merchandising, design and engineering capabilities, product development, timeliness and completeness of delivery, conformity to customer specifications and post-sale support. Competitive conditions may require us to match or better competitors’ prices to retain business or market share. We believe that our competitive position will depend on continued investment in innovation and product development, manufacturing and sourcing, quality standards, marketing and customer service and support. Our success will depend in part on our ability to anticipate and offer products that appeal to the changing needs and preferences of our customers in the various market categories in which we compete. We may not have sufficient resources to make the investments that may be necessary to anticipate those changing needs and we may not anticipate, identify, develop and market products successfully or otherwise be successful in maintaining our competitive position. There are no significant barriers to entry into the markets for most of our products and services. We also face increasing competition from our own customers’ private label and direct sourcing initiatives.

Our business is subject to risks associated with seasonality, which could adversely affect our cash flow, financial condition or results of operations.

Our business, as it concerns both historical sales and profit, has experienced higher sales volume in the third and fourth quarters of the calendar year. Two principal factors have contributed to this seasonality: the office products industry’s customers and our product line. We are major suppliers of products related to the “back-to-school” season, which occurs principally during the months of June, July, August and September for our North American business; and our product line includes several products which lend themselves to calendar year-end purchase timing. If either of these typical seasonal increases in sales of certain portions of our product line does not materialize, we could experience a material adverse effect on our business, financial condition and results of operations.

Risks associated with our international operations could harm our business.

Approximately 47% of our net sales for the fiscal year ended December 31, 2006 were from international sales. Our international operations may be significantly affected by economic, political and governmental conditions in the countries where our products are manufactured or sold. Additionally, while the recent relative weakness of the U.S. dollar to other currencies has been advantageous for our businesses’ sales as the results of non-U.S. operations have increased when reported in U.S. dollars, we cannot predict the rate at which the U.S. dollar will trade against other currencies in the future. If the trend of the U.S. dollar were to strengthen, making the dollar significantly more valuable relative to other currencies in the global market, such an increase could harm our ability to compete, our financial condition and our results of operations. More specifically, a significant portion of the products we sell are sourced from China and other Far Eastern countries and are paid for in U.S. dollars. Thus, movements of their local currency to the U.S. dollar have the same impacts as raw material price changes in addition to the currency translation impact noted above.

Risks associated with outsourcing the production of certain of our products could harm our business.

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

We depend on certain manufacturing sources whose inability to perform their obligations could harm our business.

We rely on GMP Co. Ltd., in which we hold a minority equity interest of less than 20%, as our sole supplier of many of the laminating machines we distribute. GMP may not be able to continue to perform any or all of its obligations to us. GMP’s equipment manufacturing facility is located in the Republic of Korea, and its ability to supply us with laminating machines may be affected by Korean and other regional or worldwide economic, political or governmental conditions. Additionally, GMP has a highly leveraged capital structure and its ability to continue to obtain financing is required to ensure the orderly continuation of its operations. If GMP became incapable of supplying us with adequate equipment, and if we could not locate a suitable alternative supplier, in a timely manner or at all, and negotiate favorable terms with such supplier, it would have a material adverse effect on our business.

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

Our success depends on our ability to attract and retain qualified personnel.

Our success will depend on our ability to attract and retain qualified personnel, including executive officers and other key management personnel. We may not be able to attract and retain qualified management and other personnel necessary for the development, manufacture and sale of our products, and key employees may not remain with us in the future. If we do not retain these key employees, we may experience substantial disruption in our businesses. The loss of key management personnel or other key employees or our potential inability to attract such personnel may adversely affect our ability to manage our overall operations and successfully implement our business strategy.

We are subject to environmental regulation and environmental risks.

We and our operations, both in the United States and abroad, are subject to national, state, provincial and/or local environmental laws and regulations that impose limitations and prohibitions on the discharge and emission of, and establish standards for the use, disposal and management of, certain materials and waste. These environmental laws and regulations also impose liability for the costs of investigating and cleaning up sites, and certain damages resulting from present and past spills, disposals, or other releases of hazardous substances or materials. Environmental laws and regulations can be complex and may change often. Capital and operating expenses required to comply with environmental laws and regulations can be significant, and violations may result in substantial fines and penalties. In addition, environmental laws and regulations, such as the Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, in the United States impose liability on several grounds for the investigation and cleanup of contaminated soil, ground water and buildings and for damages to natural resources at a wide range of properties. For example, contamination at properties formerly owned or operated by us, as well as at properties we will own and operate, and properties to which hazardous substances were sent by us, may result in liability for us under environmental laws and regulations. The costs of complying with environmental laws and regulations and any claims concerning noncompliance, or liability with respect to contamination in the future could, have a material adverse effect on our financial condition or results of operations.

Impairment charges could have a material adverse effect on our financial results.

Future events may occur that would adversely affect the reported value of our assets and require impairment charges. Such events may include, but are not limited to, strategic decisions made in response to changes in economic and competitive conditions, the impact of the economic environment on our customer bases or a material adverse change in our relationship with significant customers.

Product liability claims or regulatory actions could adversely affect our financial results or harm our reputation or the value of our end-user brands.

Claims for losses or injuries purportedly caused by some of our products arise in the ordinary course of our business. In addition to the risk of substantial monetary judgments, product liability claims or regulatory actions could result in negative publicity that could harm our reputation in the marketplace or the value of our end-user brands. We also could be required to recall possible defective products, which could result in adverse publicity and significant expenses. Although we maintain product liability insurance coverage, potential product liability claims are subject to a self-insured deductible or could be excluded under the terms of the policy.

Risks Related to Our Acquisition of GBC

We may not realize the anticipated benefits from the acquisition of GBC.

The success of our acquisition of GBC will depend, in part, on our ability to realize the anticipated synergies, cost savings and growth opportunities from integrating the businesses of GBC with our other businesses. Our success in realizing these synergies, cost savings and growth opportunities, and the timing of this realization, depends on the successful integration of our and GBC’s operations. Even if we are able to integrate the business operations of GBC successfully, we may not experience the full benefits of the synergies, cost savings and growth opportunities that we currently expect from this integration, or that these benefits will be achieved within the anticipated time frame. For example, the elimination of duplicative costs may not be possible or may take longer than anticipated, and the benefits from the acquisition may be offset by costs incurred in integrating the companies.

The integration of ACCO Brands and GBC may present significant challenges.

There is a significant degree of difficulty and management distraction inherent in the process of integrating the GBC businesses. These difficulties include:

•	the challenge of integrating the GBC businesses while carrying on the ongoing operations of each business;

•	the necessity of coordinating geographically separate organizations;

•	the challenge of integrating the business cultures of each company;

•	the challenge and cost of integrating the information technology systems of each company; and

•	the potential difficulties in retaining key officers and personnel through the transition.

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

If our senior management is not able to effectively manage the integration process, or if any significant business activities are interrupted as a result of the integration process, our business could suffer. Any failure to successfully or cost-effectively integrate the GBC businesses could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Indebtedness

Our substantial indebtedness could adversely affect our results of operations and financial condition and prevent us from fulfilling our financial obligations.

We have a significant amount of indebtedness. As of December 31, 2006, we had approximately $805.1 million of outstanding debt. This indebtedness could have important consequences to us, such as:

•	limiting our ability to obtain additional financing to fund growth, working capital, capital expenditures, debt service requirements or other cash requirements;

•	limiting our operational flexibility due to the covenants contained in our debt agreements;

•	limiting our ability to invest operating cash flow in our business due to debt service requirements;

•	limiting our ability to compete with companies that are not as highly leveraged and that may be better positioned to withstand economic downturns;

•	increasing our vulnerability to economic downturns and changing market conditions;

•	to the extent that our debt is subject to floating interest rates, increasing our vulnerability to fluctuations in market interest rates; and

•	limiting our ability to buy back stock or pay cash dividends.

Our ability to meet our expenses and debt service obligations will depend on our future performance, which will be affected by financial, business, economic and other factors, including potential changes in customer preferences, the success of product and marketing innovation and pressure from competitors. If we do not have enough money to pay our debt service obligations, we may be required to refinance all or part of our existing debt, sell assets or borrow more money. We may not be able to, at any given time, refinance our debt, sell assets or borrow more money on terms acceptable to us or at all.

We are subject to restrictive debt covenants, which may restrict our operational flexibility.

Certain covenants we have made in connection with our borrowings restrict our ability to incur additional indebtedness, issue preferred stock, pay dividends on and redeem capital stock, make other restricted payments, including investments, sell our assets, and enter into consolidations or mergers. Our senior secured credit agreement also requires us to maintain specified financial ratios and satisfy financial condition tests. Our ability to meet those financial ratios and tests may be affected by events beyond our control, and we may not be able to continue to meet those ratios and tests. A breach of any of these covenants, ratios, tests or restrictions, as applicable, could result in an event of default under our credit and debt instruments, in which our lenders could elect to declare all amounts outstanding to be immediately due and payable. If the lenders accelerate the payment of the indebtedness, our assets may not be sufficient to repay in full the indebtedness and any other indebtedness that would become due as a result of any acceleration.

We will require a significant amount of cash to service our debts. Our ability to generate cash depends on many factors beyond our control.

Our ability to make payments on and to refinance our debt, and to fund planned capital expenditures and research and development efforts, will depend on our ability to generate cash. Our ability to generate cash is subject, in part, to economic, financial, competitive, legislative, regulatory and other factors that may be beyond our control. Our business may not generate sufficient cash flow from operations and future borrowings may not be available to us under our senior secured credit facilities or otherwise in an amount sufficient to enable us to pay our debts, or to fund our other liquidity needs. We may need to refinance all or a portion of our debts, on or before maturity. We might be unable to refinance any of our debt, including our senior secured credit facilities or our Senior Subordinated Notes due 2015, on commercially reasonable terms or at all.

Risks Related to Our Spin-off From Fortune Brands

We may be responsible for the payment of substantial United States federal income taxes if the spin-off from Fortune Brands and the merger through which we acquired GBC did not meet, or do not continue to meet, certain Internal Revenue Code requirements.

In connection with our spin-off from Fortune Brands and acquisition of GBC, Fortune Brands, ACCO Brands and GBC were advised by counsel that the spin-off constituted a spin-off under section 355 of the Internal Revenue Code and the merger through which we acquired GBC constituted a reorganization under section 368(a) of the Internal Revenue Code. Such advice was based on, among other things, current law and certain representations as to factual matters made by, among others, Fortune Brands, ACCO Brands and GBC, which, if incorrect, could jeopardize the conclusions reached by such counsel in their opinions.

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

For purposes of this test, any acquisitions of Fortune Brands stock or our stock within two years before or after the spin-off are presumed to be part of such a plan, although we or Fortune Brands may be able to rebut that presumption. Also, for purposes of this test, the GBC merger will be treated as resulting in a deemed acquisition by GBC stockholders of approximately 34% of our common stock. The process for determining whether a change of ownership has occurred under the tax rules is complex, inherently factual and subject to interpretation of the facts and circumstances of a particular case. If we do not carefully monitor our compliance with these rules, we might inadvertently cause or permit a change of ownership to occur, triggering our obligation to indemnify Fortune Brands pursuant to the Fortune Brands/ACCO Brands tax allocation agreement.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We have manufacturing facilities in North America, Europe and Asia, and maintain distribution centers in relation to the regional markets we service. We lease our principal U.S. headquarters in Lincolnshire, Illinois. The following table indicates the principal manufacturing and distribution facilities of our subsidiaries as of December 31, 2006:

Location	Functional Use	Owned/Leased

U.S. Properties:
Ontario, California	Distribution/Manufacturing	Leased
Addison, Illinois	Distribution/Manufacturing	Owned/Leased
Hanover Park, Illinois(1)	Distribution	Leased

Location	Functional Use	Owned/Leased

Lincolnshire, Illinois(1)	Manufacturing	Leased
Wheeling, Illinois	Manufacturing	Leased
Hagerstown, Maryland	Manufacturing	Owned
Booneville, Mississippi	Distribution/Manufacturing	Owned/Leased
Ogdensburg, New York	Distribution/Manufacturing	Owned/Leased
East Texas, Pennsylvania	Distribution/Manufacturing /Office	Owned
Madison, Wisconsin	Manufacturing	Leased
Pleasant Prairie, Wisconsin(5)	Manufacturing	Leased
Non-U.S. Properties:
Sydney, Australia	Distribution/Manufacturing /Office	Owned
Brampton, Canada	Distribution/Manufacturing /Office	Leased
Don Mills, Canada	Distribution/Manufacturing	Leased
Tabor, Czech Republic	Manufacturing	Owned
Vozicka, Czech Republic	Distribution	Owned
Denton, England	Manufacturing	Owned
Halesowen, England	Distribution	Owned
Keswick, England	Manufacturing	Owned
Peterborough, England	Manufacturing	Owned
Dijon, France(3)	Distribution	Leased
Gennevilliers, France	Distribution/Manufacturing	Leased
Rudesberg, Germany(2)	Distribution	Leased
Tornaco, Italy	Distribution	Leased
Turin, Italy	Distribution	Leased
Asan, Korea	Manufacturing	Owned
Lerma, Mexico	Manufacturing/Office	Owned
Nogales, Mexico(4)	Manufacturing	Owned
Nuevo Laredo, Mexico(3)	Manufacturing	Leased
Born, Netherlands	Distribution	Leased
Kerkrade, Netherlands	Distribution/Manufacturing	Owned/Leased
Wellington, New Zealand	Distribution/Office	Owned
Arcos de Valdevez, Portugal	Manufacturing	Owned

(1)	Slated for closure in the first quarter of 2007.

(2)	Slated for closure in the second quarter of 2007.

(3)	Slated for closure in the third quarter of 2007.

(4)	Slated for closure in the first quarter of 2008.

(5)	Slated to exit one of two leased facilities in the first quarter of 2007. The remaining facility will be retained for manufacturing activities.

We believe that the properties are suitable to the respective businesses and have production capacities adequate to meet the needs of the businesses.

ITEM 3.  LEGAL PROCEEDINGS

We are, from time to time, involved in routine litigation incidental to our operations. None of the litigation in which we are currently involved, individually or in the aggregate, is material to our consolidated financial condition or results of operations nor are we aware of any material pending or contemplated proceedings. We intend to vigorously defend or resolve any such matters by settlement, as appropriate.

ITEM 4.	SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “ABD.” The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported on the NYSE beginning August 17, 2005, the first date our stock began trading.

	High	Low	Dividend

2005
Third Quarter (from August 17, 2005)	$28.52	$22.88	—
Fourth Quarter	28.58	21.70	—
2006
First Quarter	25.40	21.29	—
Second Quarter	25.50	21.20	—
Third Quarter	22.58	17.95	—
Fourth Quarter	27.45	21.80	—

As of February 1, 2007 the Company had approximately 16,103 registered holders of its common stock.

Dividend Policy

We have not paid any dividends on our common stock since becoming a public company. We intend to retain any future earnings to fund the development and growth of our business and currently do not anticipate paying any cash dividends in the foreseeable future. Any determination as to the declaration of dividends is at our board of directors’ sole discretion based on factors it deems relevant. In addition, under the terms of our credit facility, we currently are prohibited from paying cash dividends on our common stock.

STOCK PERFORMANCE GRAPHS

The following graph compares the cumulative total stockholder return on our common stock to that of the S&P Office Services and Supplies (SuperCap) Index and the Russell 2000 Index from the date on which our common stock began trading on the NYSE (August 17, 2005) through December 31, 2006:

COMPARISON OF 6 QUARTERS CUMULATIVE TOTAL RETURN
AMONG ACCO BRANDS CORPORATION,
S&P OFFICE SERVICES AND SUPPLIES (SUPER CAP) INDEX AND RUSSELL 2000 INDEX*

	Cumulative Total Return
	8-17-05	9-05	12-05	3-06	6-06	9-06	12-06
ACCO Brands Corporation	100.00	113.52	98.55	89.30	88.09	89.54	106.48
Russell 2000	100.00	98.45	99.57	113.45	107.75	108.22	117.86
S & P Office Services & Supplies (SuperCap)	100.00	93.90	95.01	100.98	94.53	98.67	105.83

The comparison above represents a change in comparative indices from the Company’s previous disclosure for the year ended December 31, 2005. Management concluded that based on the Company’s inclusion as a component of the Russell 2000 Index, comparison to this index is a more appropriate measure for entities of similar market capitalization. In addition, management has determined that the S&P Office Services and Supplies (SuperCap) Index is the most appropriate industry index comparison based on the Company’s market and industry presence as a stand-alone publicly traded entity.

The following graph compares the cumulative total stockholder return on our common stock to those indices previously disclosed, the S&P MidCap 400 Index and the Russell 1000 Index, from the date on which our common stock began trading (August 17, 2005) through December 31, 2006:

COMPARISON OF 6 QUARTERS CUMULATIVE TOTAL RETURN
AMONG ACCO BRANDS CORPORATION,
S&P MidCap 400 INDEX AND RUSSELL 1000 INDEX*

	Cumulative Total Return
	8-17-05	9-05	12-05	3-06	6-06	9-06	12-06
ACCO Brands Corporation	100.00	113.52	98.55	89.30	88.09	89.54	106.48
S & P Midcap 400	100.00	99.65	102.98	110.83	107.34	106.18	113.60
Russell 1000	100.00	100.06	102.18	106.77	105.00	110.31	117.98

*	Assumes $100 is invested on August 17, 2005 in ACCO Brands common stock, or on July 31, 2005 in the respective indices, and reinvestment of dividends.

ITEM 6.	SELECTED FINANCIAL DATA

SELECTED HISTORICAL FINANCIAL DATA

The following table sets forth our selected consolidated financial data. The selected consolidated financial data as of and for the fiscal years ended December 31, 2006, and 2005 and December 27, 2004 and 2003 is derived from our consolidated financial statements, which were audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm. The selected financial data as of and for the fiscal year ended December 27, 2002 is derived from our unaudited financial statements, which, in the opinion of management, contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of our financial position and results of operations for the periods and dates presented. The data should be read in conjunction with the financial statements and related notes included elsewhere in this annual report.

Basis of Presentation

Prior to August 17, 2005, the ACCO Brands businesses were managed largely as a stand-alone business segment of Fortune Brands which provided certain corporate services. The financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations include the use of “push down” accounting procedures in which certain assets, liabilities and expenses historically recorded or incurred at the Fortune Brands parent company level that related to or were incurred on behalf of ACCO Brands have been identified and allocated or “pushed down,” as appropriate, to the financial results of ACCO Brands for the periods presented through August 16, 2005. Allocations for expenses used the most relevant basis and, when not directly incurred, utilized net sales, segment assets or headcount in relation to the rest of Fortune Brands’ business segments to determine a reasonable allocation.

Interest expense has been allocated to ACCO Brands as a portion of Fortune Brands’ total interest expense. However, no debt has been allocated to ACCO Brands in relation to this interest expense. These statements are not indicative of the results of operations, liquidity or financial position that would have existed or will exist in the future assuming the ACCO Brands businesses were operated as an independent company.

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

			Year Ended
	Year Ended December 31,		December 27,
	2006	2005	2004	2003	2002
					(Unaudited)

Income Statement Data:
Net sales	$1,951.0	$1,487.5	$1,175.7	$1,101.9	$1,105.4
Cost of products sold(1)	1,382.8	1,048.0	810.3	778.6	789.8
Advertising, selling, general and administrative expense(1)	448.1	307.0	247.8	245.0	259.6
Amortization of intangibles	11.1	4.9	1.3	1.7	2.1
Write-down of intangibles(2)	—	—	—	12.0	—
Restructuring and asset impairment charges	44.1	2.9	19.4	17.3	34.3

Operating income	64.9	124.7	96.9	47.3	19.6
Interest expense, net	61.1	28.8	8.5	8.0	12.3
Other (income) expense, net	(3.8)	—	(1.2)	(0.6)	1.8

Income before income taxes, minority interest and change in accounting principle	7.6	95.9	89.6	39.9	5.5
Income taxes	0.2	39.5	21.1	13.2	4.0
Minority interest	0.2	0.2	—	—	—

Net income before change in accounting principle	7.2	56.2	68.5	26.7	1.5
Change in accounting principle(3)	—	3.3	—	—	—

Net income	$7.2	$59.5	$68.5	$26.7	$1.5

			Year Ended
	Year Ended December 31,		December 27,
	2006	2005	2004	2003	2002
					(Unaudited)

Basic earnings per common share:
Income before change in accounting principle	$0.13	$1.35	$1.96	$0.76	$0.04
Change in accounting principle	—	0.08	—	—	—

Net income	$0.13	$1.43	$1.96	$0.76	$0.04

Diluted earnings per common share:
Income before change in accounting principle	$0.13	$1.32	$1.92	$0.75	$0.04
Change in accounting principle	—	0.08	—	—	—

Net income	$0.13	$1.40	$1.92	$0.75	$0.04

Balance Sheet Data (at year end):
Cash and cash equivalents	$50.0	$91.1	$79.8	$60.5	$43.3
Working capital(4)	326.1	408.0	273.2	236.3	206.6
Property, plant and equipment, net	217.2	239.8	157.7	170.0	195.3
Total assets	1,849.6	1,929.5	969.6	865.9	842.7
External long-term debt(5)	805.1	941.9	0.1	2.8	4.7
Total stockholders’ equity	384.0	408.3	566.1	483.6	479.8
Other Data:
Depreciation expense	$39.9	$32.0	$28.2	$33.3	$37.0
Capital expenditures	33.1	34.5	27.6	16.3	22.0
Cash provided by operating activities	120.9	65.3	64.9	67.7	168.2
Cash used by investing activities	21.4	32.4	6.1	1.7	17.2
Cash used by financing activities	145.0	17.5	46.5	57.3	135.0

(1)	Income before income taxes and net income was impacted by restructuring-related expenses included in cost of products sold and advertising, selling, general and administrative expenses of $21.6 million, $14.1 million, $18.2 million, $19.1 million and $13.9 million for the fiscal years ended December 31, 2006 and 2005, and December 27, 2004, 2003 and 2002, respectively.

(2)	ACCO Brands recorded impairments of certain identifiable intangible assets of $12.0 million in 2003 due to diminished fair values resulting from business repositioning and restructuring activities.

(3)	The accounting change in 2005 related to the elimination of a one month lag in reporting by several foreign subsidiaries to align their reporting periods with ACCO Brands’ fiscal calendar.

(4)	Working capital is defined as total current assets less total current liabilities.

(5)	Total debt refers only to the portion financed by third parties and does not include any portion financed through banking relationships or lines of credit secured by ACCO Brands’ then-parent company, Fortune Brands. Interest expense associated with Fortune Brands’ debt has been allocated to ACCO Brands for the period from January 1, 2005 through August 16, 2005 and for the years ended December 27, 2004, 2003 and 2002.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We enhance shareholder value by building our leading brands to generate sales, earn profits and create cash flow. We do this by targeting the premium end of select categories, which are characterized by high brand equity, high customer loyalty and a reasonably high price gap between branded and private label products. Our participation in private label or value categories is limited to areas where we believe we have an economic advantage or where it is necessary to merchandise a complete category. We completed the sale of the Perma® storage business during the third quarter of 2006, and announced the discontinuance of the Kensington cleaning product category as of the end of the first quarter of 2006. These actions represent approximately $40 million of annual net sales. In addition, we have announced plans to discontinue an additional $60 million of annual net sales in non-strategic products in the Office Products Group. Through a focus on research, marketing and innovation, we seek to develop new products that meet the needs of our consumers and commercial end-users. In addition, we will provide value-added features or benefits that will enhance product appeal to our customers. This focus, we believe, will increase the premium product positioning of our brands.

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

The following discussion includes a presentation of 2005 historical financial results of operations for the Company, which includes the financial results of operations for the former GBC business from August 17, 2005 (the date of acquisition) through December 31, 2005.

In order to provide additional information relating to our operating results, we also present a discussion of our consolidated operating results as if ACCO and GBC had been a combined company (pro forma) in fiscal 2005 and fiscal 2004. We have included this additional information in order to provide further insight into our operating results, prior period trends and current financial position. This supplemental information is presented in a manner consistent with the disclosure requirements of Statement of Financial Accounting Standards (SFAS No. 141), “Business Combinations,” which are described in more detail in Note 5, Acquisition and Merger, in the Notes to Consolidated Financial Statements.

The discussion of operating results at the consolidated level is followed by a more detailed discussion of operating results by segment. The discussion of our segment operating results is presented on a historical basis for the years ended December 2006, 2005 and 2004, including GBC’s results of operations from August 17, 2005 (the acquisition date). In order to provide additional information relating to our segment operating results, we also present a discussion of our segment operating results as if ACCO and GBC had been a combined company (pro forma) in fiscal 2005 and fiscal 2004. This supplemental information is presented in a manner consistent with the supplemental disclosures included in the consolidated operating results discussion.

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

We have completed our integration planning for the Office Products Group, and have made significant progress toward relocating our people, aligning our customer relationships and toward upgrading information technology systems. Since the acquisition of GBC we have announced and moved ahead with plans to close, consolidate, downsize, or relocate more than 30 manufacturing, distribution and administrative operations. In addition, the Company has successfully integrated key information technology systems in the U.S., Canada and Mexico, creating a common technology platform for its office products businesses, and consolidated its European office products sales force. Collectively, these actions are expected to ultimately account for all of the previously announced $40 million of targeted annual cost synergies by the end of 2008 and part of the additional $20 million by the end of 2009. During the third quarter of 2006, the Company completed its review of the former GBC commercial businesses (Industrial and Print Finishing Group and the Document Finishing businesses) resulting in a planned realignment of those businesses. As a result of that review the Company now expects an additional $20 million in annualized synergies to be realized by the end of 2009, resulting in a total of $60 million in targeted annualized synergies that will be realized by the end of 2009.

Cash payments related to the Company’s restructuring and integration activities amounted to $29.7 million (excluding capital expenditures) in 2006. It is expected that additional disbursements of approximately $70 million will be substantially completed by the end of 2008 as the Company continues to implement phases of its strategic and business integration plans. The Company has adequate resources to finance the anticipated requirements.

Fiscal 2006 versus Fiscal 2005

Unless otherwise specifically noted below, each component of the 2006 results increased, in part, due to changes in foreign currency. These increases were entirely offset, however, by the impact of the prior year having benefited from the change in reporting calendar days. As a result, these factors have not be specifically identified in the discussions below.

Historical Results

	Years Ended December 31,		Amount of Change
	2006	2005	$	%
	(In millions of dollars)

Net sales	$1,951.0	$1,487.5	$463.5	31%
Operating income	64.9	124.7	(59.8)	(48)%
Net income	7.2	59.5	(52.3)	(88)%

Net Sales

Sales increased $463.5 million, or 31% to $1,951.0 million. The increase was principally related to the acquisition of GBC.

Gross Profit

Gross profit increased $128.7 million to $568.2 million. This increase was primarily related to the acquisition of GBC. Gross profit margin decreased to 29.1% from 29.5%. The decrease in gross profit margin was primarily due to increased restructuring-related expenses and raw material and freight costs, partially offset by sales price increases. In addition, unfavorable sales mix, including volume growth in lower relative margin products, has also depressed margins.

SG&A (Advertising, selling, general and administrative expenses)

SG&A increased $141.1 million to $448.1 million. The increase was primarily attributable to the acquisition of GBC. SG&A increased as a percentage of sales to 23.0% from 20.6%. The increase in SG&A as a percentage of sales is attributable to significantly higher cost related to expensing of equity based management incentive programs, higher marketing and selling investments to drive growth and higher infrastructure costs to develop our European business model, support our public company status and align our business model globally.

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

The following is a summary of the incremental impact of all stock compensation expense and other long-term compensation recorded in 2006 and 2005, which includes expenses related to grants of stock options, RSUs, and PSUs, along with the impact of the pre-tax expense amounts as a percentage of sales.

Stock-Based and Other Long Term Compensation

Historical Results

	Years Ended December 31,		Incremental
	2006	2005	Expense
	(In millions of dollars)

Expensing required under SFAS No. 123(R)(a)	$10.9	$—	$10.9
Previously required expensing(b)	7.7	0.8	6.9
Other non-equity based long term compensation	(0.2)	0.7	(0.9)

Total long term executive compensation	$18.4	$1.5	$16.9

% of Sales	0.9%	0.1%	0.9%

(a)	The Company has adopted SFAS 123(R) using the modified prospective method. Therefore, restatement of prior periods is not required.

(b)	Includes expensing of RSUs and PSUs under SFAS 123, and unvested stock options/unearned compensation related to GBC.

Refer to Notes 2, Significant Accounting Policies and 3, Stock-Based Compensation for information specific to the adoption of SFAS No. 123(R) in the Notes to Consolidated Financial Statements.

Operating Income

Operating income decreased $59.8 million, or 48%, to $64.9 million and decreased as a percentage of sales to 3.3% from 8.4%. The decrease was driven by $48.7 million of higher restructuring and restructuring-related costs, and lower gross margin and higher SG&A expense as discussed above.

Interest, Other Income and Income Taxes

Interest expense increased $32.3 million to $61.1 million, as debt was outstanding for the full year in 2006 compared to the prior year when debt was outstanding beginning with the date of the GBC merger. Other income increased to $3.8 million from $0.0 million in the prior year, primarily due to incremental foreign exchange gains in 2006 of $3.0 million and incremental earnings of $1.5 million from the Company’s share of GBC joint venture investments.

Income tax for 2006 was an expense of $0.2 million, compared to an expense of $39.5 million in 2005. The effective tax rate for 2006 was 2.6% compared to 41.2% for 2005. Included in 2006 were tax benefits which reflect a reduction in taxes due on certain unrepatriated foreign earnings, a payment from Fortune Brands under a tax allocation agreement entered into in connection with the spin-off, and benefits from the Domestic Production Activities and Extraterritorial Income Exclusion partially offset by an increase in tax loss valuation reserves. The effective tax rate for 2005 was unfavorably impacted by the repatriation expenses of foreign earnings, resulting from a reorganization to facilitate the merger of various foreign operations.

Net Income

Net income was $7.2 million compared to $59.5 million in the prior year, and was significantly impacted by lower operating income and increased interest expense partially offset by the tax benefits described above. Included in net income for 2006 were restructuring and restructuring-related after-tax costs of $49.4 million, or $0.91 per diluted share. In 2005 the after-tax cost of restructuring and restructuring-related charges was $12.2 million or $0.29 per diluted share. Additionally, the change in accounting principle related to removal of the one-month lag in reporting by various of the Company’s foreign operations contributed $3.3 million of net income to the prior year. See Note 1, Basis of Presentation to the Consolidated Financial Statements for further discussion.

Fiscal 2006 versus Fiscal 2005
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

The presentation of, and supporting calculations related to, the 2005 pro forma information contained in this Management’s Discussion and Analysis is derived from the Company’s Report on Form 8-K dated February 14, 2006. Such pro forma financial information has been prepared as though the companies had been combined as of the beginning of the fiscal year for 2005, and is based on the historical financial statements of ACCO Brands and GBC after giving effect to the merger of ACCO Brands and GBC. The unaudited pro forma financial information is not indicative of the results of operations that would have been achieved if the merger had taken place at the beginning of fiscal 2005, or that may result in the future. In addition, the pro forma information has not been adjusted to reflect any operating efficiencies that have been, or may in the future be, realized as a result of the combination of ACCO Brands and GBC.

The following table presents ACCO Brands’ reported combined results and pro forma combined results for the years ended December 31, 2006 and 2005, respectively. Amounts of restructuring and restructuring-related charges are also presented for each period. Unless otherwise specifically noted below, each component of the 2006 results increased, in part, due to changes in foreign currency. These increases were entirely offset, however, by the impact of the prior year having benefited from the change in reporting calendar days. As a result, these factors have not been specifically identified in the discussions below.

Combined Companies (Reported)

	Year Ended December 31, 2006
		Gross		Operating
	Net Sales	Profit	SG&A	Income
	(In millions of dollars)

Reported results	$1,951.0	$568.2	$448.1	$64.9
Restructuring and restructuring-related charges included in the results:
Restructuring and asset impairment charges	—	—	—	44.1
Restructuring-related expense	—	10.8	10.8	21.6

The Company has incurred a net total of $65.7 million in restructuring and restructuring-related expenses in 2006. The charges were principally related to costs associated with the closure or consolidation of facilities (including asset impairments and severance), primarily in North America and Europe.

Combined Companies (Pro Forma)

	Year Ended December 31, 2005
		Gross		Operating
	Net Sales	Profit	SG&A	Income
	(In millions of dollars)

Pro forma results	$1,937.0	$566.5	$421.9	$130.0
Restructuring and restructuring-related charges included in the results:
Restructuring charges	—	—	—	3.9
Restructuring-related expense (income)	—	(1.3)	19.6	18.3

Net Sales

Net sales increased $14.0 million, or 1%, to $1,951.0 million, and was primarily driven by volume growth related to new products across all business segments other than Office Products. Segmental sales growth was 10% for Computer Products, 4% for Commercial-Industrial Print Finishing Group (“IPFG”), and 3% for Other Commercial. These increases were partially offset by a decrease in the Office Products Group of 2%, which resulted from both the planned exit of certain non-strategic business and lower pricing and volume in Europe.

Gross Profit

Gross profit increased $1.7 million to $568.2 million. Gross profit margin decreased to 29.1% from 29.2% and was adversely impacted by the increase in restructuring-related expenses of $12.1 million, or 60 basis points. Excluding the impact of these costs, the improvement in gross margin was due to the favorable impact of manufacturing and distribution footprint restructuring and price increases, partially offset by increased raw material and freight costs.

SG&A (Advertising, selling, general and administrative expenses)

SG&A increased $26.2 million, to $448.1 million and as a percentage of sales to 23.0% from 21.8%. The increase in SG&A was attributable to significantly higher cost related to expensing of equity based management incentive programs, higher marketing and selling investments to drive growth and higher infrastructure costs to support our status as an independent public company, align our business model globally and develop our pan-European business model. These costs were partially offset by lower restructuring-related SG&A charges in the current year.

The following is a summary of the incremental impact of all stock compensation expense and other long-term compensation expense recorded in 2006 and 2005, which includes expenses related to grants of both stock options and restricted stock units, along with the impact of the pre-tax expense amounts as a percentage of sales.

Stock-Based and Other Long Term Compensation

Combined Companies (Pro Forma)

	Years Ended December 31,		Incremental
	2006	2005	Expense
	(In millions of dollars)

Expensing required under SFAS No. 123(R)(a)	$10.9	$—	$10.9
Previously required expensing(b)	7.7	4.0	3.7
Other non-equity based long term compensation	(0.2)	0.6	(0.8)

Total long term executive compensation	$18.4	$4.6	$13.8

% of Sales	0.9%	0.2%	0.7%

(a)	The Company has adopted SFAS 123(R) using the modified prospective method. Therefore, restatement of prior periods is not required.

(b)	Includes expensing of RSUs and PSUs under SFAS 123, and unvested stock options/unearned compensation related to GBC pre-merger grants under SFAS 141, “Business Combinations.”

Operating Income

Operating income decreased $65.1 million, or 50%, to $64.9 million, and operating income margin decreased from 6.7% to 3.3%. The decrease is primarily attributable to the $43.5 million increase in restructuring and restructuring-related charges, and the higher SG&A expenses as discussed above.

Net Income Before Change in Accounting Principle

Net income was $7.2 million, or $0.13 per diluted share, compared to $33.8 million, or $0.65 per diluted share, before the change in accounting principle in 2005. The decrease was due to the lower operating income, offset by the income tax benefits, both of which are discussed above.

Segment Discussion

Office Products Group

Historical Results

	Years Ended December 31,		Amount of Change
	2006	2005	$	%
	(In millions of dollars)

Net sales	$1,283.3	$1,068.0	$215.3	20%
Operating income	19.5	84.3	(64.8)	(77)%
Operating income margin	1.5%	7.9%		(6.4)%

Office Products net sales increased $215.3 million, or 20%. The increase was principally related to the acquisition of GBC.

Office Products operating income decreased $64.8 million, to $19.5 million. The decrease resulted from higher restructuring and restructuring related costs, as well as an overall decline in operating margin due to higher cost related to expensing of equity-based management incentive programs, investments to change our European business model and higher raw material cost.

The following table presents Office Products’ reported combined results and pro forma combined results for the years ended December 31, 2006 and 2005, respectively. Amounts of restructuring and restructuring-related charges are also presented for each period.

Combined Companies (Pro Forma)

	Years Ended December 31,		Amount of Change
	2006	2005	$	%
	(Reported)	(Pro forma)
	(In millions of dollars)

Net sales	$1,283.3	$1,304.5	$(21.2)	(2)%
Operating income	19.5	90.8	(71.3)	(79)%
Restructuring and related charges	60.4	6.6	53.8	NM

Net sales decreased 2% from $1,304.5 million to $1,283.3 million. The decline was primarily due to the exit of certain non-strategic products within the U.S. as well as loss of market share and unfavorable pricing in Europe, which offset volume growth in Australia and Latin America.

Office Products operating income declined $71.3 million to $19.5 million, including restructuring and restructuring-related charges. Excluding the adverse incremental impact of restructuring and restructuring-related charges of $53.8 million, the decline in operating profit and margin was attributable to European operations, specifically unfavorable pricing and higher raw material costs. The segment in total also saw increased charges related to increased investments in SG&A to transition to a pan-European business model and $8.5 million of increased equity-based incentives. Excluding the results of European operations, Office Products showed an increase in operating profit primarily due to synergy savings and the impact of 2006 price increases, partially offset by the increase in equity-based management incentives.

Computer Products Group

Historical Results

	Years Ended December 31,		Amount of Change
	2006	2005	$	%
	(In millions of dollars)

Net sales	$228.6	$208.7	$19.9	10%
Operating income	41.5	43.3	(1.8)	(4)%
Operating income margin	18.2%	20.7%		(2.5)%
Restructuring and related charges	1.6	—	1.6	NM

Computer Products delivered strong sales growth for 2006, increasing $19.9 million, or 10%, to $228.6 million. The strong sales growth was driven by sales of iPod® accessories, mobile power adapters, notebook docking stations and security products. The growth was primarily the result of new product introductions and was partially offset by the exit of the non-strategic cleaning business. Sales outside the U.S. increased 23%, while U.S. sales were flat, primarily due to the impact of distribution channel shifts from OEM to retail.

Computer Products operating income decreased $1.8 million, or 4%, to $41.5 million. Operating margins decreased to 18.2% from 20.7%, principally due to product mix shift, increased investments in selling, marketing and product development activities that were not fully offset by the benefit of volume growth. Restructuring and restructuring-related charges of $1.6 million (representing an allocation of shared services charges) and an increase of $0.7 million for equity-based management incentives also contributed to the decreased operating margins.

No pro forma information is provided for the Computer Products segment as it was not impacted by the GBC acquisition.

Commercial — Industrial and Print Finishing Group

Historical Results

	Years Ended December 31,		Amount of Change
	2006	2005	$	%
	(In millions of dollars)

Net sales	$189.4	$68.5	$120.9	NM
Operating income	15.1	4.4	10.7	NM
Operating income margin	8.0%	6.4%		1.6%

Commercial — Industrial and Print Finishing (“IPFG”) net sales increased to $189.4 million from $68.5 million in the prior year, and operating income was $15.1 million compared to $4.4 million in the prior year. The growth was attributable to 2005 results only representing activity subsequent to the GBC acquisition on August 17, 2005.

The following table presents IPFG’s reported combined results and pro forma combined results for the years ended December 31, 2006 and 2005, respectively.

Combined Companies (Pro Forma)

	Years Ended December 31,		Amount of Change
	2006	2005	$	%
	(Reported)	(Pro forma)
	(In millions of dollars)

Net sales	$189.4	$182.0	$7.4	4%
Operating income	15.1	13.1	2.0	15%

IPFG net sales increased 4%, to $189.4 million. Growth was driven by sales from new product introductions and increased volume of machine sales.

Operating income increased 15%, to $15.1 million, and operating margins increased to 8.0% from 7.2%. The increase was due to inclusion of the expense related to the inventory acquisition step-up in 2005 of $1.5 million and higher sales prices and volumes in the current year, partially offset by equity-based management incentive charges, which increased $0.5 million.

Other Commercial

Historical Results

	Years Ended December 31,		Amount of Change
	2006	2005	$	%
	(In millions of dollars)

Net sales	$249.7	$142.3	$107.4	75%
Operating income	21.7	17.2	4.5	26%
Operating income margin	8.7%	12.1%		(3.4)%

Other Commercial net sales increased to $249.7 million from $142.3 million. The acquisition of GBC’s Document Finishing businesses accounted for $107.7 million of the increase. Sales volumes at Day-Timers declined by $3.6 million with lower sales in its reseller channels and the prior year benefiting from the change in reporting calendar, offset in part by higher direct to consumer sales.

Other Commercial operating income increased $4.5 million to $21.7 million. The acquisition of GBC accounted for substantially all of the increase. Operating income within our Day-Timers business was unfavorably impacted by lower sales.

The following table presents Other Commercial’s reported combined results and pro forma combined results for the years ended December 31, 2006 and 2005, respectively. Amounts of restructuring and restructuring-related charges are also presented for each period.

Combined Companies (Pro Forma)

	Years Ended December 31,		Amount of Change
	2006	2005	$	%
	(Reported)	(Pro forma)
	(In millions of dollars)

Net sales	$249.7	$241.8	$7.9	3%
Operating income	21.7	22.6	(0.9)	(4)%
Restructuring and related charges	0.8	—	0.8	NM

Net sales increased $7.9 million, or 3%. The increase was driven by higher pricing and volume in the Document Finishing businesses. This growth was partially offset by a reduction in sales, for the Day-Timers business, which was a result of volume loss in the reseller channel and the prior year benefiting from the change in reporting calendar days for the comparative periods.

Operating income decreased $0.9 million, or 4%. The decrease in profit and margins was principally driven by the lower profitability of the Day-Timers business due to its lower sales discussed above partially offset by higher profits for the Document Finishing businesses driven by the strong sales increase and the inclusion of $1.2 million of expense related to the inventory acquisition step-up in the prior year. Equity-based management incentive charges increased $0.3 million during the current year.

Fiscal 2005 versus Fiscal 2004

Historical Results

	Years Ended
	Dec. 31,	Dec. 27,	Amount of Change
	2005	2004	$	%
	(In millions of dollars)

Net sales	$1,487.5	$1,175.7	$311.8	27%
Operating income	124.7	96.9	27.8	29%
Net income	59.5	68.5	(9.0)	(13)%

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

Gross Profit

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

Interest, Other Income and Income Taxes

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

Fiscal 2005 versus Fiscal 2004

Combined Companies — Pro Forma Discussion

The Company has included a “combined companies” discussion below as if GBC had been included in results since the beginning of the fiscal year for 2005 and for 2004. Restructuring and restructuring-related costs have been noted where appropriate, as management believes that a comparative review of operating income before restructuring and restructuring-related charges allows for a better understanding of the underlying business performance from year to year.

The presentation of, and supporting calculations related to, the pro forma information contained in this Management’s Discussion and Analysis is derived from the Company’s Report on Form 8-K dated February 14, 2006. Such pro forma financial information has been prepared as though the companies had been combined as of the beginning of the fiscal year for 2005 and for 2004, and is based on the historical financial statements of ACCO Brands and GBC after giving effect to the merger of ACCO Brands and GBC. The unaudited pro forma financial information is not indicative of the results of operations that would have been achieved if the merger had taken place at the beginning of fiscal 2005 or 2004, or that may result in the future. In addition, the pro forma information has not been adjusted to reflect any operating efficiencies that have been, or may in the future be, realized as a result of the combination of ACCO Brands and GBC.

The following table presents ACCO Brands’ reported combined results and pro forma combined results for the years ended December 31, 2005 and December 27, 2004, respectively. Amounts of restructuring and restructuring-related charges are also presented for each period.

Combined Companies (Pro Forma)

	Year Ended December 31, 2005
		Gross		Operating
	Net Sales	Profit	SG&A	Income
	(In millions of dollars)

Pro forma results	$1,937.0	$566.5	$421.9	$130.0
Restructuring and restructuring-related charges included in the results:
Restructuring charges	—	—	—	3.9
Restructuring-related expense (income)	—	(1.3)	19.6	18.3

The Company has incurred a net total of $22.2 million in merger and integration related expenses, restructuring-related expense and restructuring expenses in the current year. The charges were primarily related to non-capitalizable costs associated with the acquisition of GBC, and with the spin-off from Fortune Brands.

Combined Companies (Pro Forma)

	Year Ended December 27, 2004
		Gross		Operating
	Net Sales	Profit	SG&A	Income
	(In millions of dollars)

Pro forma results	$1,887.0	$579.5	$413.7	$135.1
Restructuring and restructuring-related charges included in the results:
Restructuring charges	—	—	—	20.3
Restructuring-related expense	—	4.8	14.2	19.0

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

Pro Forma Gross Profit

Pro forma gross profit decreased $13.0 million, or 2.2%, to $566.5 million. Gross profit margin decreased to 29.2% from 30.7%. Included in gross profit were the inventory acquisition step-up in value of $5.4 million in 2005, and restructuring-related charges, which negatively impacted gross margin by 0.3% and 0.4% in 2005 and in 2004, respectively. The decrease in margin for 2005 is primarily due to competitive pricing pressures (including unfavorable pricing in categories where the former ACCO World and GBC businesses overlapped), increased freight and distribution (increased fuel, inventory storage and shipping costs) and higher manufacturing input costs (primarily resin and petroleum based plastics). These factors were partly offset by the favorable impact of sales growth in the higher relative margin Computer Products segment, and by the favorable impact of foreign exchange on inventory purchase transactions at our foreign operations.

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

Pro Forma Net Income

Pro forma net income before the change in accounting principle was $33.8 million, or $0.65 per share, compared to $54.0 million, or $1.06 per share, in the prior year. The decline was substantially the result of unfavorable pricing, increased freight and distribution costs and higher raw materials costs, as described in the Pro Forma Gross Profit discussion above. Additionally, the effective income tax rate for 2005 was significantly higher than the prior year, as discussed in Interest, Other expense/(Income) and Income Taxes in the Historical Results above.

Segment Discussion

Office Products Group

Historical Results

	Years Ended
	Dec. 31,	Dec. 27,	Amount of Change
	2005	2004	$	%
	(In millions of dollars)

Net sales	$1,068.0	$928.1	$139.9	15%
Operating income	84.3	64.6	19.7	30%
Operating income margin	7.9%	7.0%		0.9%

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

Combined Companies (Pro Forma)

	Years Ended
	Dec. 31,	Dec. 27,	Amount of Change
	2005	2004	$	%
	(In millions of dollars)

Pro forma net sales	$1,304.5	$1,302.6	$1.9	—
Pro forma operating income	90.8	86.6	4.2	5%
Restructuring and restructuring-related charges	6.6	38.2	(31.6)	(83)%

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

Computer Products Group

Historical Results

	Years Ended
	Dec. 31,	Dec. 27,	Amount of Change
	2005	2004	$	%
	(In millions of dollars)

Net sales	$208.7	$169.6	$39.1	23%
Operating income	43.3	32.3	11.0	34%
Operating income margin	20.7%	19.0%		1.7%
Restructuring and restructuring-related charges	—	1.1	(1.1)	N/A

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

Commercial — Industrial and Print Finishing Group

Historical Results

	Years Ended
	Dec. 31,	Dec. 27,	Amount of Change
	2005	2004	$	%
	(In millions of dollars)

Net sales	$68.5	$—	$68.5	NM
Operating income	4.4	—	4.4	NM
Operating income margin	6.4%	—		NM

The Commercial-Industrial and Print Finishing (“IPFG”) business was acquired as part of the merger with GBC and was not merged into an existing ACCO Brands segment; therefore, it is presented on a stand-alone pro-forma basis below.

Combined Companies (Pro Forma)

	Years Ended
	Dec. 31,	Dec. 27,	Amount of Change
	2005	2004	$	%
	(In millions of dollars)

Pro forma net sales	$182.0	$175.1	$6.9	4%
Pro forma operating income	13.1	16.2	(3.1)	(19)%
Restructuring and restructuring-related charges	—	0.1	(0.1)	NM

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

Other Commercial

Historical Results

	Years Ended
	Dec. 31,	Dec. 27,	Amount of Change
	2005	2004	$	%
	(In millions of dollars)

Net sales	$142.3	$78.0	$64.3	82%
Operating income	17.2	10.9	6.3	58%
Operating income margin	12.1%	14.0%		(1.9)%

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

Combined Companies (Pro Forma)

	Years Ended
	Dec. 31,	Dec. 27,	Amount of Change
	2005	2004	$	%
	(In millions of dollars)

Pro forma net sales	$241.8	$239.7	$2.1	1%
Pro forma operating income	22.6	24.4	(1.8)	(7)%
Restructuring and restructuring-related charges	—	0.7	(0.7)	NM

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

Liquidity and Capital Resources

Our primary liquidity needs are to service indebtedness, fund capital expenditures and support working capital requirements. Our principal sources of liquidity are cash flows from operating activities and borrowings under our credit agreements and long-term notes. We maintain adequate financing arrangements at competitive rates. Our priority for cash flow over the near term, after internal growth, is to fund integration and restructuring-related activities and the reduction of debt that was incurred in connection with the merger with GBC and the spin-off from Fortune Brands. See “Capitalization” below for a description of our debt.

Fiscal 2006 versus Fiscal 2005

Cash Flow from Operating Activities

Cash provided by operating activities was $120.9 million and $65.3 million for 2006 and 2005, respectively. Net income in 2006 was $7.2 million, or $52.3 million less than 2005. Non-cash adjustments to net income were $94.3 million in 2006, compared to $37.9 million in 2005, on a pre-tax basis. The increase in non-cash items was principally attributable to the change in accounting for stock-based compensation and the recognition of restructuring-related asset impairment charges, as well as recognizing depreciation and amortization on the acquired GBC businesses for a full year in 2006.

Principal cash items favorably affecting operating activities included:

•	Higher accounts payable as the Company benefited from extended payment terms, later timing of inventory purchases compared to the prior year and other cash management initiatives.

•	Lower accounts receivable due to improved collection activities, including efficient resolution of disputed items.

•	Substantially lower payments in 2006 of long term incentives and annual bonuses (accrued in 2005 and prior years) as a result of underachieved targets in 2005 compared to significant overachievement in the 2004 year. In addition, the first quarter of 2005 included payments amounting to $22.0 million related to long term incentives tied to the successful repositioning of the former ACCO World businesses.

Principal cash items unfavorably affecting operating activities included:

•	Increased payments of acquisition related interest expense of $55.7 million, as the acquisition and spin-off related debt was not in place until the third quarter of 2005.

•	Higher inventory levels resulting principally from lower than expected fourth quarter 2006 sales, and sourced inventory timing at Kensington, coupled with increased raw material and other product input costs.

•	Higher payments for customer programs resulting from enhanced programs (customer consolidation & competitive pricing), including such programs associated with GBC.

•	Supplemental cash contributions to the GBC UK pension plan totaling $6.3 million in 2006.

Cash Flow from Investing Activities

Cash used by investing activities was $21.4 million and $32.4 million for 2006 and 2005, respectively. Gross capital expenditure was $33.1 million in 2006 and $34.5 million in 2005; both years included substantial investment in enhanced information technology systems of $12.2 million and $12.7 million in 2006 and 2005, respectively. In 2006, capital spending was partly offset by proceeds from the sale of assets of $9.6 million, of which $4.2 million related to the sale of our Perma business assets during the third quarter. In 2005, proceeds were $2.5 million, of which $1.8 million related to the sale of our Turin, Italy facility.

Cash Flow from Financing Activities

Cash used by financing activities was $145.0 million in 2006. During 2006, the Company paid all of the required fiscal 2006 debt repayments of $24.7 million and paid down an additional $130.4 million of the Senior Secured Term Loan Credit Facilities, which included all of the mandatory 2007 bank debt reductions. These payments were offset by cash inflow of $13.0 million related to the exercise of employee stock options. Cash used by financing activities in 2005 of $17.5 million included a number of substantial exchanges, including proceeds of $950.0 million from long-term credit facilities and notes, $625.0 million of dividends paid to shareholders of the former ACCO World Corporation, and the repayment of $293.6 million of debt assumed in the acquisition of GBC.

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

Capitalization

Approximately 52.2 million shares of the Company’s common stock, par value of $0.01 per share, were issued in connection with the Distribution and the Merger (see further discussion in Notes 3 and 5 to the Consolidated Financial Statements). We had approximately 53.8 million common shares outstanding as of December 31, 2006.

The Company’s total debt at December 31, 2006 was $805.1 million. The ratio of debt to stockholders’ equity at December 31, 2006 was 2.1 to 1, compared with a ratio of 2.3 to 1 at December 31, 2005. The December 31, 2006 ratio was negatively impacted by the $54.0 million reduction of Stockholders’ Equity related to the application of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” See Note 2 to the Consolidated Financial Statements for additional information.

In conjunction with the spin-off of ACCO World to the shareholders of Fortune Brands and the merger, ACCO Brands issued $350 million in senior subordinated notes with a fixed interest rate of 7.625% due 2015. Additionally, ACCO Brands and a subsidiary of ACCO Brands located in the United Kingdom and a subsidiary of ACCO Brands located in the Netherlands entered into the following senior secured credit facilities with a syndicate of lenders.

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

The Company must meet certain restrictive financial covenants as defined under the senior secured credit facilities. The covenants become more restrictive over time and require the Company to maintain certain ratios related to total leverage and interest coverage. The remaining financial covenant ratio levels under the senior secured credit facilities are as follows:

	Maximum-Leverage	Minimum-Interest
	Ratio(1)	Coverage Ratio(2)

4th Quarter 2006 to 3rd Quarter 2007	4.75 to 1	2.75 to 1
4th Quarter 2007 to 3rd Quarter 2008	4.25 to 1	3.00 to 1
4th Quarter 2008 to 3rd Quarter 2009	3.75 to 1	3.00 to 1
4th Quarter 2009 to 3rd Quarter 2010	3.50 to 1	3.00 to 1
4th Quarter 2010 to 2nd Quarter 2012	3.25 to 1	3.00 to 1

(1)	The leverage ratio is computed by dividing the Company’s financial covenant debt by the cumulative four quarter trailing EBITDA, which excludes restructuring and restructuring-related charges as well as other adjustments defined under the senior secured credit facilities.

(2)	The interest coverage ratio for any period is EBITDA for the Company for such period divided by cash interest expense for the Company for such period.

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

As of December 31, 2006 the amount available for borrowings under the revolving credit facilities was $135.9 million (allowing for $14.1 million of letters of credit outstanding on that date).

As of and for the period ended December 31, 2006, the Company was in compliance with all applicable loan covenants.

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

Off-Balance-Sheet Arrangements and Contractual Financial Obligations

We do not have any material off-balance-sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Our contractual obligations and related payments by period at December 31, 2006 were as follows:

		Less than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(In millions of dollars)

Contractual obligations
Notes payable and long-term debt	$805.1	$4.8	$81.8	$52.5	$666.0
Interest on long-term debt(1)	393.1	57.8	112.6	100.0	122.7
Operating lease obligations	123.8	23.8	39.2	26.5	34.3
Purchase obligations(2)	102.4	92.8	6.6	3.0	—
Other long-term liabilities(3)	10.8	3.6	7.2	—	—

Total	$1,435.2	$182.8	$247.4	$182.0	$823.0

(1)	Interest expense calculated at December 31, 2006 rates for variable rate debt.

(2)	Purchase obligations primarily consist of contracts and non-cancelable purchase orders for raw materials and finished goods.

(3)	Obligations related to the other long-term liabilities consist of payments for certain non-U.S. pension plans.

Critical Accounting Policies

Our financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. Preparation of our financial statements require us to make judgments, estimates and assumptions that affect the amounts of actual assets, liabilities, revenues and expenses presented for each reporting period. Actual results could differ significantly from those estimates. We regularly review our assumptions and estimates, which are based on historical experience and, where appropriate, current business trends. We believe that the following discussion addresses our critical accounting policies, which require more significant, subjective and complex judgments to be made by our management.

Revenue Recognition

In accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition,” we recognize revenue from product sales when earned, net of applicable provisions for discounts, return and allowances. Criteria for recognition of revenue are whether title and risk of loss have passed to the customer, persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed or determinable and collectibility is reasonably assured. We also provide for our estimate of potential bad debt at the time of revenue recognition.

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

Long-Lived Assets

In accordance with Statement of Financial Accounting Standards No. 144 (SFAS 144), “Accounting for the Impairment or Disposal of Long-lived Assets,” a long-lived asset (including amortizable identifiable intangibles) or asset group is tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. When such events occur, we compare the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group to the carrying amount of a long-lived asset or asset group. The cash flows are based on our best estimate at the time of future cash flow, derived from the most recent business projections. If this comparison indicates that there is an impairment, the amount of the impairment is calculated using a quoted market price, or if unavailable, using discounted expected future cash flows. The discount rate applied to these cash flows is based on our weighted average cost of capital, which represents the blended after-tax costs of debt and equity.

Indefinite-Lived Intangibles

In accordance with Statement of Financial Accounting Standards No. 142 (SFAS 142), “Goodwill and Other Intangible Assets,” indefinite-lived intangibles are tested for impairment on an annual basis and written down when impaired. An interim impairment test is required if an event occurs or conditions change that would more likely than not reduce the fair value below the carrying value.

In addition, SFAS 142 requires that purchased intangible assets other than goodwill be amortized over their useful lives unless these lives are determined to be indefinite. Certain of our trade names have been assigned an indefinite life as we currently anticipate that these trade names will contribute cash flows to ACCO Brands indefinitely.

We review indefinite-lived intangibles for impairment annually, and whenever market or business events indicate there may be a potential adverse impact on that intangible. We consider the implications of both external factors (e.g., market growth, pricing, competition, and technology) and internal factors (e.g., product costs, margins, support expenses, and capital investment) and their potential impact on cash flows for each business in both the near and long term, as well as their impact on any identifiable intangible asset associated with the business. Based on recent business results, consideration of significant external and internal factors, and the resulting business projections, indefinite-lived intangible assets are reviewed to determine whether they are likely to remain indefinite-lived, or whether a finite life is more appropriate. In addition, based on events in the period and future expectations, management considers whether the potential for impairment exists as required by SFAS 142.

In conjunction with our ongoing review of the carrying value of identifiable intangibles, in the years 2004, 2005 and 2006, there were no write-downs of intangible assets.

Goodwill

We test goodwill for impairment at least annually and on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment has been incurred. If the carrying amount of the goodwill exceeds its fair value, an impairment loss would be recognized. In applying a fair-value-based test, estimates would be made of the expected future cash flows to be derived from the applicable reporting unit. Similar to the review for impairment of other long-lived assets, the resulting fair value determination is significantly impacted by estimates of future prices for our products, capital needs, economic trends and other factors.

Employee Benefit Plans

We provide a range of benefits to our employees and retired employees, including pensions, post-retirement, post-employment and health care benefits. We record annual amounts relating to these plans based on calculations specified by accounting principles generally accepted in the United States of America, which include various actuarial assumptions, including discount rates, assumed rates of return, compensation increases, turnover rates and health care cost trend rates. Actuarial assumptions are reviewed on an annual basis and modifications to these assumptions are made based on current rates and trends when it is deemed appropriate. As required by accounting principles generally accepted in the United States of America, the effect of our modifications are generally recorded and amortized over future periods. We believe that the assumptions utilized in recording our obligations under the plans are reasonable based on our experience. The actuarial assumptions used to record our plan obligations could differ materially from actual results due to changing economic and market conditions, higher or lower withdrawal rates or other factors which may impact the amount of retirement related benefit expense recorded by us in future periods.

The discount rate assumptions used to determine the post-retirement obligations of the U.S. pension plan at December 31, 2006 and 2005 were based on the Hewitt Yield Curve or HYC, which was designed by Hewitt Associates to provide a means for plan sponsors to value the liabilities of their post-retirement benefit plans. The HYC is a hypothetical double-A yield curve represented by a series of annualized individual discount rates. Each bond issue underlying the HYC is required to have a rating of Aa or better by Moody’s Investor Service, Inc. or a rating of AA or better by Standard & Poor’s. Prior to using the HYC rates, the discount rate assumptions for the pension and post-retirement expenses in 2005 and 2004 and the obligations at December 27, 2004 were based on investment yields available on AA rated long-term corporate bonds.

The discount rate assumptions used to determine the postretirement obligations of the international pension plans at December 31, 2006 reflect the rates at which we believe the benefit obligations could be effectively settled.

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

Pension expenses were $9.7 million, $8.2 million and $7.9 million, respectively, in the years ended December 31, 2006 and 2005 and December 27, 2004. Post-retirement expenses (income) were $0.4 million, $(0.2) million and $(0.7) million, respectively, in the years ended December 31, 2006 and 2005 and December 27, 2004. In 2007, we expect pension expense of approximately $10.7 million and post-retirement expense of approximately $0.7 million. Effective January 1, 2007 we have modified the U.S. pension plan to include the former U.S.-based GBC employees as participants. As a result of this change, pension expense and expected funding will increase approximately $3.7 million. A 25-basis point change (0.25%) in our discount rate assumption would lead to an increase or decrease in our pension expense of approximately $2.2 million for 2007. A 25-basis point change (0.25%) in our long-term rate of return assumption would lead to an increase or decrease in pension expense of approximately $1.1 million for 2007.

Customer Program Costs

Customer programs and incentives are a common practice in the office products industry. We incur customer program costs to obtain favorable product placement, to promote sell-through of products and to maintain competitive pricing. Customer program costs and incentives, including rebates, promotional funds and volume allowances, are accounted for as a reduction to gross sales. These costs are recorded at the time of sale based on management’s best estimates. Estimates are based on individual customer contracts and projected sales to the customer in comparison to any thresholds indicated by contract. In the absence of a signed contract, estimates are based on historical or projected experience for each program type or customer. Management periodically reviews accruals for these rebates and allowances, and adjusts accruals when circumstances indicate (typically as a result of a change in sales volume expectations).

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

Recent Accounting Pronouncements

We adopted SFAS No. 123(R) effective January 1, 2006, using the modified prospective method. Refer to Note 2 for further information.

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

We have historically used the Black-Scholes model for estimating the fair value of stock options in providing the pro forma fair value method disclosures pursuant to SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123). After a review of alternatives, we decided to continue to use this model for estimating the fair value of stock options as it meets the fair value measurement objective of SFAS No. 123(R).

We have utilized historical volatility for a pool of peer companies for a period of time that is comparable to the expected life of the option to determine volatility assumptions. The weighted average expected option term reflects the application of the simplified method set out in SAB No. 107. The simplified method defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The forfeiture rate used to calculate compensation expense is primarily based on our estimate of employee forfeiture patterns based on the experience of Fortune Brands.

The use of different assumptions would result in different amounts of stock compensation expense. Holding all other variables constant, the indicated change in each of the assumptions below increases or decreases the fair value of an option (and hence, expense), as follows:

	Change to	Impact on Fair
Assumption	Assumption	Value of Option

Expected volatility	Higher	Higher
Expected life	Higher	Higher
Risk-free interest rate	Higher	Higher
Dividend yield	Higher	Lower

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

Management is not able to estimate the probability of actual results differing from expected results, but believes our assumptions are appropriate, based upon the requirements of SFAS No. 123(R), the guidance included in SAB No. 107, and our historical and expected future experience.

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

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132(R)). This statement requires companies to (a) recognize the funded status of a benefit plan — measured as the difference between plan assets at fair value and the benefit obligation — in its statement of financial position; (b) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS 87 Employers’ Accounting for Pensions, or SFAS 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions; (c) measure defined benefit plan assets and obligations as of the date of the entity’s fiscal year-end statement of financial position; and (d) disclose in the notes to the financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation remaining from the initial application of Statements 87 and 106. Companies with publicly traded equity securities are required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company applied the required change in recognition as of December 31, 2006. The impact of adoption on the financial statements is as follows:

Incremental Effect of Applying FASB Statement No. 158 on Individual Line Items
in the Statement of Financial Position
December 31, 2006

	Before		After
	Application		Application of
	of Statement 158	Adjustments	Statement 158
	(In millions of dollars)

Prepaid pension	$86.5	$(77.8)	$8.7
Deferred income taxes	52.8	26.4	79.2
Total assets	1,901.0	(51.4)	1,849.6
Other current liabilities	141.9	1.8	143.7
Postretirement and other liabilities	70.5	(1.0)	69.5
Deferred income taxes	97.9	1.8	99.7
Total liabilities	1,463.0	2.6	1,465.6
Accumulated other comprehensive income, net of tax	3.9	(54.0)	(50.1)
Total stockholders’ equity	438.0	(54.0)	384.0

Additionally, the Company will be required to change the measurement date of certain of its foreign pension plans, which currently have September 30 measurement dates.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. It also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The Statement does not: (a) affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value; (b) establish requirements for recognizing and measuring dividend income, interest income, or interest expense; or (c) eliminate disclosure requirements included in other accounting standards. The Statement is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company is currently assessing the potential impact of SFAS 159 on its Consolidated Financial Statements.

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

In June 2006 the FASB ratified the Emerging Issues Task Force (EITF) consensus on EITF Issue No. 06-3 How Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (EITF 06-3). The consensuses reached in EITF 06-3 provide that presentation of any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer, which could include sales, use, value added and other excise taxes on either a gross or a net basis is an accounting policy decision that should be disclosed pursuant to Accounting Principles Board Opinion No. 22, Disclosure of Accounting Policies. In addition, the Task Force noted that for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The consensuses in EITF 06-3 should be applied to financial reports for interim and annual reporting periods beginning after December 15, 2006, with earlier application permitted. The application of the consensuses in this Issue does not impact the Company’s Consolidated Financial Statements, as the Company currently records the taxes discussed in EITF 06-3 on a net basis.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements.

Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the “roll-over” method and the “iron curtain” method. The roll-over method focuses primarily on the impact of a misstatement on the income statement — including the reversing effect of prior year misstatements — but its use can lead to the accumulation of misstatements in the balance sheet. The iron-curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. Prior to our application of the guidance in SAB 108, we used the iron curtain method for quantifying financial statement misstatements.

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

SAB 108 permits existing public companies to initially apply its provisions either by (i) restating prior financial statements as if the “dual approach” had always been applied or (ii) recording the cumulative effect of initially applying the “dual approach” as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. The Company adopted SAB 108 on December 31, 2006. Its implementation did not have any effect on the Company’s Consolidated Financial Statements.

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

Foreign Exchange Risk Management

The Company enters into forward foreign currency and option contracts principally to hedge currency fluctuations in transactions (primarily anticipated inventory purchases and intercompany loans) denominated in foreign currencies, thereby limiting the risk that would otherwise result from changes in exchange rates. The majority of the Company’s exposure to currency movements is in Europe (United Kingdom pound sterling, euro and Czech koruna), Australia, Canada and Mexico. All of the existing foreign exchange contracts have maturity dates in 2007. Increases and decreases in the fair market values of the forward agreements are expected to be offset by gains/losses in recognized net underlying foreign currency transactions or loans. Selected information related to the Company’s foreign exchange contracts as of December 31, 2006 is as follows (all items except exchange rates in millions):

Foreign currency contracts as of December 31, 2006(1)

	Average		Fair
	Exchange	Notional	Market	Gain
	Rate	Amount	Value	(Loss)
	(Dollars in millions, except exchange rate data)

Sell GBP/Buy Euro	$1.48	$70.2	$69.6	$(0.6)
Sell AUD/Buy Euro	0.59	11.8	11.6	(0.2)
Sell Euro/Buy USD	1.32	73.5	73.7	0.2
Sell GBP/Buy USD	1.91	22.6	22.0	(0.6)
Sell CZK/Buy USD	0.04	14.1	12.3	(1.8)
Sell Euro/Buy CHF	1.58	15.1	14.9	(0.2)
Sell AUD/Buy USD	0.77	10.6	10.3	(0.3)
Sell Euro/Buy CAD	0.66	7.9	8.0	0.1
Sell USD/Buy Euro	0.76	7.1	7.1	—
Other		18.5	18.4	(0.1)

Total		$251.4	$247.9	$(3.5)

(1)	GBP = United Kingdom pound sterling, AUD = Australian dollar, USD = U.S. dollar,

CAD = Canadian dollar, CHF = Swiss franc, CZK = Czech koruna

Foreign currency contracts are sensitive to changes in exchange rates. At December 31, 2006, a 10% unfavorable exchange rate movement in our portfolio of foreign currency forward contracts would have increased our unrealized losses by $22.7 million. Consistent with the use of these contracts to neutralize the effect of exchange rate fluctuations, such unrealized losses or gains would be offset by corresponding gains or losses, respectively, in the remeasurement of the underlying transactions being hedged. When taken together, these forward contracts and the offsetting underlying commitments do not create material market risk.

The Company has hedged the net assets of certain of its foreign operations through cross currency swaps. The swaps serve as net investment hedges for accounting purposes. Any increase or decrease in the fair value of the swaps is recorded as a component of accumulated other comprehensive income. The net after-tax loss related to net investment hedge instruments recorded in accumulated other comprehensive income totaled $9.9 million as of December 31, 2006.

Interest Rate Risk Management

As a result of our funding program for global activities, the Company has various debt obligations upon which interest is paid on the basis of fixed and floating rates. The Company also uses a cross-currency swap to manage its exposure to interest rate and currency movements and to reduce borrowing costs. The table below provides information about our financial instruments that are sensitive to changes in interest rates, including debt obligations and the cross-currency swap. For debt obligations, the table presents significant principal cash flows and related weighted average interest rates by expected maturity dates using interest rates and interest rate spreads in effect as of December 31, 2006 under the Company’s credit facilities. For the cross-currency swap, the table presents notional amounts and weighted average interest rates by contractual maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contracts. Average Company and counterparty rates are based on implied forward rates in the yield curves at the reporting date. Significant interest rate sensitive instruments as of December 31, 2006, are presented below:

Debt Obligations

	Stated Maturity Date							Fair
	2007	2008	2009	2010	2011	Thereafter	Total	Value
	(In millions)

Long term debt:
Fixed rate (U.S. dollars)	$—	$—	$—	$—	$—	$350.0	$350.0	$342.6
Average fixed interest rate	7.63%	7.63%	7.63%	7.63%	7.63%	7.63%	7.63%
Variable rate (U.S. dollars)	$—	$—	$—	$—	$—	$316.0	$316.0	$316.0
Variable rate (British pounds)	$—	$—	$35.9	$30.4	$—	$—	$66.3	$66.8
Variable rate (Euros)	$—	$19.7	$25.9	$21.9	$—	$—	$67.5	$68.0
Average variable interest rate(1)	6.91%	6.96%	7.04%	7.12%	7.12%	7.12%	7.03%
Short term debt(2):
Variable rate (U.S. dollars)	$4.7	$—	$—	$—	$—	$—	$4.7	$4.7
Average variable interest rate(1)	6.0%	—%	—%	—%	—%	—%	6.0%

(1)	Rates presented are as of December 31, 2006. Refer to Note 11 Long-term Debt and Short-Term Borrowings of Notes to Consolidated Financial Statements below for further discussion of interest rates on the Company’s debt.

(2)	Short-term debt includes $3.6 million of demand notes with an average interest rate of 5.8%. The Company intends to continue to borrow under these notes.

Interest Rate Derivatives

	Stated Maturity Date
	2007	2008	2009	2010	Thereafter	Total	Fair Value
	(In millions)

Cross-currency swap:
Company obligation	€—	€—	€—	€152.2	€—	€152.2	$200.6
Counterparty obligation	$—	$—	$—	$185.0	$—	$185.0	$185.0
Average Company pay rate	4.1%	4.3%	4.3%	4.3%	NA
Average counterparty pay rate	5.3%	5.1%	5.0%	5.1%	NA

Refer to Note 2 Significant Accounting Policies and Note 12 Financial Instruments of the Notes to Consolidated Financial Statements for additional disclosures about the Company’s foreign exchange and financial instruments.

ITEM 8.	FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
ACCO Brands Corporation:

We have completed an integrated audit of ACCO Brands Corporation’s December 31, 2006 consolidated financial statements and of its internal control over financial reporting as of December 31, 2006 and audits of its December 31, 2005 and December 27, 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of ACCO Brands Corporation and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ending December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation as of January 1, 2006 and defined benefit pension and other postretirement plans as of December 31, 2006.

As discussed in Note 1 to the consolidated financial statements, in 2005 the Company changed its reporting to remove the one month lag in reporting for certain foreign subsidiaries.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 8, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/PricewaterhouseCoopers LLP

Chicago, Illinois
March 1, 2007

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of ACCO Brands Corporation and its subsidiaries is responsible for establishing and maintaining adequate internal controls over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over reporting is designed and effected by the Company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2006.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report that appears in Part III, Item 8 herein.

/s/ David D. Campbell	/s/ Neal V. Fenwick

David D. Campbell	Neal V. Fenwick
Chairman of the Board and	Executive Vice President and
Chief Executive Officer	Chief Financial Officer
(principal executive officer)	(principal financial officer)

March 1, 2007	March 1, 2007

ACCO Brands Corporation and Subsidiaries

Consolidated Balance Sheets

	December 31,	December 31,
	2006	2005
	(In millions of dollars,
	except share data)

ASSETS
Current assets:
Cash and cash equivalents	$50.0	$91.1
Accounts receivable less allowances for discounts, doubtful accounts and returns; $28.7 and $30.0 for 2006 and 2005, respectively	427.4	438.9
Inventories, net	277.6	268.2
Deferred income taxes	37.2	37.5
Other current assets	30.0	25.3

Total current assets	822.2	861.0
Property, plant and equipment, net	217.2	239.8
Deferred income taxes	79.2	17.4
Goodwill	438.3	433.8
Identifiable intangibles, net of accumulated amortization of $80.0 and $67.1 for 2006 and 2005, respectively	233.6	240.6
Prepaid pension	8.7	81.9
Other assets	50.4	55.0

Total assets	$1,849.6	$1,929.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable to banks	$4.7	$7.0
Current portion of long-term debt	0.1	23.1
Accounts payable	189.2	150.1
Accrued compensation	36.5	27.7
Accrued customer program liabilities	121.9	122.9
Other current liabilities	143.7	122.2

Total current liabilities	496.1	453.0
Long-term debt	800.3	911.8
Deferred income taxes	99.7	94.1
Postretirement and other liabilities	69.5	62.3

Total liabilities	1,465.6	1,521.2

Commitments and Contingencies — Note 15
Stockholders’ equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 53,815,985 and 52,873,189 shares issued and 53,771,521 and 52,828,725 outstanding at December 31, 2006 and 2005, respectively	0.6	0.5
Treasury stock, 44,464 shares at December 31, 2006 and 2005	(1.1)	(1.1)
Paid-in capital	1,374.6	1,350.3
Unearned compensation	—	(5.2)
Accumulated other comprehensive income (loss)	(50.1)	11.0
Accumulated deficit	(940.0)	(947.2)

Total stockholders’ equity	384.0	408.3

Total liabilities and stockholders’ equity	$1,849.6	$1,929.5

See notes to consolidated financial statements.

ACCO Brands Corporation and Subsidiaries

Consolidated Statements of Income

	Years Ended
	December 31,	December 31,	December 27,
	2006	2005	2004
	(In millions of dollars, except per share data)

Net sales	$1,951.0	$1,487.5	$1,175.7

Cost of products sold	1,382.8	1,048.0	810.3
Advertising, selling, general and administrative expenses	448.1	307.0	247.8
Amortization of intangibles	11.1	4.9	1.3
Restructuring and asset impairment charges	44.1	2.9	19.4

Operating income	64.9	124.7	96.9
Interest expense, net	61.1	28.8	8.5
Other income, net	(3.8)	—	(1.2)

Income before income taxes, minority interest and cumulative effect of change in accounting principle	7.6	95.9	89.6
Income taxes	0.2	39.5	21.1
Minority interest, net of tax	0.2	0.2	—

Income before cumulative effect of change in accounting principle	7.2	56.2	68.5
Cumulative effect of change in accounting principle, net of tax	—	3.3	—

Net income	$7.2	$59.5	$68.5

Basic earnings per common share:
Income before change in accounting principle	$0.13	$1.35	$1.96
Change in accounting principle	—	0.08	—

Net income	$0.13	$1.43	$1.96

Diluted earnings per common share:
Income before change in accounting principle	$0.13	$1.32	$1.92
Change in accounting principle	—	0.08	—

Net income	$0.13	$1.40	$1.92

Weighted average number of shares outstanding:
Basic	53.4	41.5	35.0
Diluted	54.3	42.4	35.5

See notes to consolidated financial statements.

ACCO Brands Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended
	December 31,	December 31,	December 27,
	2006	2005	2004
	(In millions of dollars)

Operating activities
Net income	$7.2	$59.5	$68.5
Restructuring, impairment and other non-cash charges	20.1	0.4	6.4
(Gain) loss on sale of assets	(0.2)	(1.7)	1.5
Depreciation	39.9	32.0	28.2
Amortization of debt issuance costs	4.8	1.6	—
Amortization of intangibles	11.1	4.9	1.3
Stock based compensation	18.6	0.7	—
Deferred income tax (benefit) provision	(20.9)	15.3	(15.3)
Changes in balance sheet items:
Accounts receivable	23.7	6.1	(51.1)
Inventories	(10.0)	7.1	(9.6)
Other assets	2.0	9.8	(19.4)
Accounts payable	29.2	(9.0)	(18.6)
Accrued expenses and other liabilities	(2.9)	(40.7)	58.8
Accrued taxes	0.3	(18.4)	14.8
Other operating activities, net	(2.0)	(2.3)	(0.6)

Net cash provided by operating activities	120.9	65.3	64.9
Investing activities
Additions to property, plant and equipment	(33.1)	(34.5)	(27.6)
Proceeds from the disposition of assets	9.6	2.5	21.5
Other investing activities	2.1	(0.4)	—

Net cash used by investing activities	(21.4)	(32.4)	(6.1)
Financing activities
Decrease in parent company investment	—	(22.9)	(43.8)
Net dividends paid	—	(625.0)	—
Proceeds from long-term borrowings	—	950.0	—
Repayments of long-term debt	(155.1)	(299.5)	—
(Repayments) borrowings of short-term debt, net	(2.6)	1.2	(2.7)
Cost of debt issuance	(0.3)	(27.5)	—
Proceeds from the exercise of stock options	13.0	6.2	—

Net cash used by financing activities	(145.0)	(17.5)	(46.5)
Effect of foreign exchange rate changes on cash	4.4	(4.1)	7.0

Net (decrease) increase in cash and cash equivalents	(41.1)	11.3	19.3
Cash and cash equivalents
Beginning of year	91.1	79.8	60.5

End of period	$50.0	$91.1	$79.8

Significant non-cash transaction:
Common stock issued in connection with the acquisition of GBC	$—	$392.4	$—
Cash paid during the year for:
Interest	$64.8	$9.1	$0.3
Income tax	$19.2	$32.4	$16.9

See notes to consolidated financial statements.

ACCO Brands Corporation and Subsidiaries

Consolidated Statement of Stockholders’ Equity and Comprehensive Income

					Accumulated
		Parent			Other
	Common	Company	Paid-in	Unearned	Comprehensive	Treasury	Accumulated		Comprehensive
	Stock	Investment	Capital	Compensation	Income (Loss)	Stock	Deficit	Total	Income
	(In millions of dollars)

Balance at December 27, 2003	$0.1	$(232.7)	$1,832.6	$—	$(41.2)	$—	$(1,075.2)	$483.6
Net income	—	—	—	—	—	—	68.5	68.5	68.5
Minimum pension liability adjustment	—	—	—	—	32.8	—	—	32.8	32.8
Translation impact	—	—	—	—	24.3	—	—	24.3	24.3

Total comprehensive income									$125.6

Net transfers to Parent	—	(45.6)	(0.4)	—	—	—	—	(46.0)
Tax benefit related to stock-based compensation	—	—	2.9	—	—	—	—	2.9

Balance at December 27, 2004	$0.1	$(278.3)	$1,835.1	$—	$15.9	$—	$(1,006.7)	$566.1
Net income	—	—	—	—	—	—	59.5	59.5	59.5
Income on derivative financial instruments	—	—	—	—	3.3	—	—	3.3	3.3
Translation impact	—	—	—	—	(8.2)	—	—	(8.2)	(8.2)

Total comprehensive income									$54.6

Net transfers to Parent	—	(22.6)	—	—	—	—	—	(22.6)
Adjustments due to tax allocation agreement(2)	—	—	3.8	—	—	—	—	3.8
Dividends	—	—	(625.0)	—	—	—	—	(625.0)
Stock issuance — spin-off from Parent(1)	0.3	300.9	(301.2)	—	—	—	—	—
Stock issuance — GBC acquisition	0.1	—	392.3	—	—	—	—	392.4
Impact of assumed GBC stock-based compensation	—	—	31.1	(5.2)	—	—	—	25.9
Stock issuances — stock options and restricted stock units	—	—	7.3	—	—	—	—	7.3
Purchase of treasury stock	—	—	—	—	—	(1.1)	—	(1.1)
Tax benefit related to stock-based compensation	—	—	6.9	—	—	—	—	6.9

Balance at December 31, 2005	$0.5	$—	$1,350.3	$(5.2)	$11.0	$(1.1)	$(947.2)	$408.3
Net income	—	—	—	—	—	—	7.2	7.2	7.2
Loss on derivative financial instruments	—	—	—	—	(2.7)	—	—	(2.7)	(2.7)
Translation impact	—	—	—	—	(4.4)	—	—	(4.4)	(4.4)

Total comprehensive income									$0.1

Adjustment to initially apply FASB Statement No. 158, net of tax	—	—	—	—	(54.0)	—	—	(54.0)
Stock issuances — stock options and restricted stock units	0.1	—	12.9	—	—	—	—	13.0
Adjustment to initially adopt FASB Statement No. 123(R)	—	—	(5.2)	5.2	—	—	—	—
Stock-based compensation	—	—	18.6	—	—	—	—	18.6
Other	—	—	(2.0)	—	—	—	—	(2.0)

Balance at December 31, 2006	$0.6	$—	$1,374.6	$—	$(50.1)	$(1.1)	$(940.0)	$384.0

(1)	Amount represents issue of stock related to spin-off from Fortune Brands, Inc. See Note 1, Basis of Presentation, for additional information.

(2)	Amount represents adjustments related to the Tax Allocation Agreement entered into by Fortune Brands and ACCO Brands in connection with the spin-off and merger transactions. See Note 7, Income Taxes for additional information.

Shares of Capital Stock

	Common	Treasury	Net
	Stock	Stock	Shares

Shares at December 27, 2003	53,476	—	53,476

Shares at December 27, 2004	53,476	—	53,476

Converted stock at spin-off from Parent(1)	(53,476)	—	(53,476)
Stock issuance — spin-off from Parent(1)	34,969,357	—	34,969,357
Stock issuance — GBC acquisition	17,063,835	—	17,063,835
Stock issuances — stock options and restricted stock units	839,997	(44,464)	795,533

Shares at December 31, 2005	52,873,189	(44,464)	52,828,725
Stock issuances — stock options and restricted stock units	942,796	—	942,796

Shares at December 31, 2006	53,815,985	(44,464)	53,771,521

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)
December 31, 2006 and 2005 and December 27, 2004

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

The consolidated financial statements include the accounts of ACCO Brands Corporation and its domestic and international subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. Our investments in companies which are between 20% to 50% owned are generally accounted for as equity investments. ACCO Brands has equity investments in the following joint ventures: Pelikan-Quartet Pty Ltd (“Pelikan-Quartet”) — 50% ownership; and Neschen/GBC Graphic Films (“Neschen”) — 50% ownership. The Company’s share of earnings from equity investments is included on the line entitled “Other income, net” in the consolidated statements of income. Companies in which our investment exceeds 50% have been consolidated.

The 2005 and 2004 financial statements include the allocation of general and administrative expenses and interest expense from Fortune Brands, Inc. up to the date of the Distribution (as further described in Note 2, Significant Accounting Policies — Fortune Brands Investment.

The financial statements for the year ended December 31, 2005 include a restatement of results for the cumulative effect of a change in accounting principle related to the removal of a one-month lag in reporting by several of the Company’s foreign subsidiaries. The change was made to better align their reporting periods with the Company’s fiscal calendar.

During the third quarter of 2005, the Company changed its financial reporting to a calendar month end, from the previous 27th day of the last month of our annual reporting period. The change was made to better align the reporting calendars of ACCO Brands’ companies and the acquired GBC companies. The period change affected the Company’s ACCO North American businesses and contributed four additional days to the annual period ended December 31, 2005. The financial statements for the annual period ended December 31, 2005 include the estimated benefit of additional net sales, operating income, and net income of $10.8 million, $1.5 million, and $1.0 million, respectively.

In December 2004, the Financial Accounting Standards Board (FASB) revised and reissued Statement of Financial Accounting Standards (SFAS) No. 123, “Share-Based Payment” (SFAS No. 123(R)), which requires

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

companies to expense the fair value of employee stock options and similar awards. The Company adopted SFAS No. 123(R) effective January 1, 2006, using the modified prospective method. Refer to Note 3, Stock-Based Compensation, for further information about the Company’s share-based compensation plans and related accounting treatment in the current and prior periods.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132(R)) (SFAS 158), which includes a requirement that companies recognize the funded status of a benefit plan — measured as the difference between plan assets at fair value and the benefit obligation — in the statement of financial position. The Company adopted the recognition and disclosure provisions of SFAS 158 as of December 31, 2006. The impact recognizing the funded status of the Company’s benefit plans was to decrease pension assets $77.8 million, increase post-retirement liabilities $0.8 million and decrease accumulated other comprehensive income by $54.0 million, net of tax. See Note 2, Significant Accounting Policies for additional discussion.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Cash and Cash Equivalents

Highly liquid investments with an original maturity of three months or less are included in cash and cash equivalents.

Allowances for Doubtful Accounts and Sales Returns

Trade receivables are stated net of discounts, allowances for doubtful accounts and allowance for returns. The allowance for doubtful accounts represent estimated uncollectible receivables associated with potential customer non-payment on contractual obligations, usually due to customers’ potential insolvency. The allowances include amounts for certain customers where a risk of non-payment has been specifically identified. In addition, the allowances include a provision for customer non-payment on a general formula basis when it is determined the risk of some non-payment is probable and estimable, but cannot yet be associated with specific customers. The assessment of the likelihood of customer non-payment is based on various factors, including the length of time the receivables are past due, historical experience and existing economic conditions.

The allowance for sales returns represents the allowance associated with the potential return of products previously sold to customers, and is recorded at the time that the sales are recognized. This allowance includes a general provision for product returns based on historical trends. In addition, the allowance includes a reserve for currently authorized customer returns which are considered to be abnormal in comparison to the historical basis.

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Inventories

Inventories are priced at the lower of cost (principally first-in, first-out) or market. A reserve is established to adjust the cost of inventory to its net realizable value. Inventory reserves are recorded for obsolete or slow-moving inventory based on assumptions about future demand and marketability of products, the impact of new product introductions and specific identification of items, such as product discontinuance or engineering/material changes. These estimates could vary significantly, either favorably or unfavorably, from actual requirements if future economic conditions, customer inventory levels or competitive conditions differ from expectations.

Property, Plant and Equipment

Property, plant and equipment are carried at cost. Depreciation is provided, principally on a straight-line basis, over the estimated useful lives of the assets. Gains or losses resulting from dispositions are included in income. Betterments and renewals that improve and extend the life of an asset are capitalized; maintenance and repair costs are expensed. Purchased computer software, as well as internally-developed software, is capitalized and amortized over the software’s useful life. The following table shows estimated useful lives of property, plant and equipment:

Buildings	40 to 50 years
Leasehold improvements	Lesser of lease term or 10 years
Machinery, equipment and furniture	3 to 10 years

Long-Lived Assets

In accordance with Statement of Financial Accounting Standards No. 144 (SFAS 144), “Accounting for the Impairment or Disposal of Long-Lived Assets,” a long-lived asset (including amortizable identifiable intangibles) or asset group is tested for recoverability wherever events or changes in circumstances indicate that its carrying amounts may not be recoverable. When such events occur, the Company compares the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group to the carrying amount of a long-lived asset or asset group. If this comparison indicates that there is an impairment, the amount of the impairment is typically calculated using discounted expected future cash flows. The discount rate applied to these cash flows is based on the Company’s weighted average cost of capital, which represents the blended after-tax costs of debt and equity.

Indefinite-Lived Intangibles

Intangible assets are comprised primarily of indefinite-lived intangible assets relating to Fortune Brands’ acquisitions allocated to the Company prior to the spin-off described in Note 1, Basis of Presentation, and purchased intangible assets arising from the application of purchase accounting to the merger with GBC described in Note 5, Acquisition and Merger. Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142) requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. Indefinite-lived intangible assets are not amortized, but are required to be evaluated annually to determine whether the indefinite useful life is appropriate. In accordance with SFAS 142, indefinite-lived intangibles are tested for impairment on an annual basis and written down where impaired, rather than amortized as previous standards required. Certain of the Company’s trade names have been assigned an indefinite life as it was deemed that these trade names are currently anticipated to contribute cash flows to the Company indefinitely.

The Company reviews indefinite-lived intangibles for impairment annually, and whenever market or business events indicate there may be a potential impact on that intangible. The Company considers the implications of both external (e.g., market growth, pricing, competition, and technology) and internal factors (e.g., product costs, margins, support expenses, capital investment) and their potential impact on cash flows for each business in both the near and long term, as well as their impact on any identifiable intangible asset

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

associated with the business. Based on recent business results, consideration of significant external and internal factors, and the resulting business projections, indefinite lived intangible assets are reviewed to determine whether they are likely to remain indefinite lived, or whether a finite life is more appropriate. Finite lived intangibles are amortized over 15, 23 or 30 years.

Goodwill

Goodwill has been recorded on the Company’s balance sheet related to the merger with GBC (described in Note 1, Basis of Presentation and Note 5 , Acquisition and Merger ) and represents the excess of the cost of the acquisition when compared to the fair value of the net assets acquired on August 17, 2005 (the acquisition date). The company tests goodwill for impairment at least annually and on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. Recoverability of goodwill is evaluated using a two-step process. The first step involves a comparison of the fair value of a reporting unit with its carrying value. If the carrying value of the reporting unit exceeds its fair value, the second step of the process involves a comparison of the implied fair value and the carrying value of the goodwill of that reporting unit. If the carrying value of the goodwill of a reporting unit exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess. Similar to the review for impairment of other long-lived assets, the resulting fair value determination is significantly impacted by estimates of future prices for the Company’s products, capital needs, economic trends and other factors.

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

Fortune Brands Investment

Certain services were provided to ACCO Brands by Fortune Brands, ACCO Brands’ parent company prior to the spin-off and merger described in Note 1, above. Executive compensation and consulting expenses paid by Fortune Brands on behalf of ACCO Brands have been allocated based on actual direct costs incurred. Where specific identification of expenses was not practicable, the cost of such services was allocated based on the most relevant allocation method to the service provided. Costs for the most significant of these services, legal and internal audit, were allocated to ACCO Brands based on the relative percentage of net sales and total assets, respectively, of ACCO Brands to Fortune Brands. The cost of all other services have been allocated to ACCO Brands based on the most relevant allocation method to the service provided, either net sales of ACCO

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Brands as a percentage of net sales of Fortune Brands, total assets of ACCO Brands as a percentage of total assets of Fortune Brands or headcount of ACCO Brands as a percentage of headcount of Fortune Brands. Total expenses other than interest allocated to ACCO Brands prior to the Distribution were $1.3 million and $13.0 million in 2005 and 2004, respectively.

In addition, interest expense associated with Fortune Brands outstanding debt has been allocated to ACCO Brands based upon average net assets of ACCO Brands as a percentage of average net assets plus average consolidated debt not attributable to other operations of Fortune Brands, ACCO Brands believes this method of allocating interest expense produced reasonable results because average net assets is a significant factor in determining the amount of the former parent company borrowings. No debt was allocated by Fortune Brands to ACCO Brands’ 2004 balance sheet. Total interest expense allocated to ACCO Brands was $5.4 million and $10.4 million in 2005 and 2004, respectively.

Revenue Recognition

The Company recognizes revenue from product sales when earned, net of applicable provisions for discounts, returns and allowances, as defined by GAAP and in accordance with SEC Staff Accounting Bulletins No. 101 and No. 104. For product sales, revenue is not recognized until title and risk of loss have transferred to the customer, generally upon shipment. The Company provides for its estimate of potential doubtful accounts at the time of revenue recognition.

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

Shipping and Handling

The Company reflects all amounts billed to customers for shipping and handling in net sales and the costs incurred from shipping and handling product (including costs to ship and move product from the seller’s place of business to the buyer’s place of business, as well as costs to store, move and prepare products for shipment) in cost of products sold.

Warranty Reserves

The Company offers its customers various warranty terms based on the type of product that is sold. Estimated future obligations related to products sold under these warranty terms are provided by charges to operations in the period in which the related revenue is recognized.

Advertising Costs

Advertising costs amounted to $109.1 million, $94.9 million and $81.5 million for the years ended December 31, 2006 and 2005 and December 27, 2004, respectively. These costs include, but are not limited to, cooperative advertising and promotional allowances as described in “Customer Program Costs” above, and are principally expensed as incurred.

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The Company capitalizes certain direct-response advertising costs which are primarily from catalogs and reminder mailings sent to customers. Such costs are generally amortized in proportion to when related revenues are recognized, usually no longer than three months. In addition, direct response advertising includes mailings to acquire new customers, and this cost is amortized over the periods that benefits are realized. Direct response advertising amortization of $8.3 million, $7.3 million and $6.9 million was recorded in the years ended December 31, 2006 and 2005 and December 27, 2004, respectively, and is included in the above amounts. At December 31, 2006 and 2005 and December 27, 2004 there were $1.2 million, $0.8 million and $0.5 million, respectively, of unamortized direct response advertising costs included in other current assets.

Research and Development

Research and development expenses, which amounted to $19.1 million, $16.8 million and $12.6 million for the years ended December 31, 2006 and 2005 and December 27, 2004, respectively, are classified as general and administrative expenses and are charged to expense as incurred.

Stock-Based Compensation

Our primary types of share-based compensation consist of stock options, restricted stock unit awards, and performance stock unit awards.

In 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123(R)) using the modified prospective method. SFAS 123(R) requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based upon the grant date fair value of those awards. Under the modified prospective method of adopting SFAS 123(R), the Company recognized compensation cost for all share-based payments granted after January 1, 2006, plus any awards granted to employees prior to January 1, 2006 that remained unvested at that time. Under this method of adoption no restatement of prior periods was made. The incremental effect of adopting SFAS 123(R) for the year ended December 31, 2006 was an additional pre-tax expense of $10.9 million, lower net income of $6.9 million, and an incremental reduction in diluted earnings per share of $0.13. Adoption did not have a significant impact on cash flows from operations during the 2006 period.

Prior to 2006, the Company recognized the cost of employee services received in exchange for equity instruments in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employee” (APB 25) and related interpretations. APB 25 required the use of the intrinsic value method, which measures compensation expense as the excess, if any, of the quoted market price of the stock at date of grant over the amount an employee must pay to acquire the stock. Accordingly, no compensation expense was recognized for the stock option plans at the date of grant, but compensation expense was recognized for restricted stock unit awards.

During the years ended December 31, 2005 and December 27, 2004, had the cost of employee services received in exchange for equity instruments been recognized based on the grant date fair value of those instruments in accordance with the provisions of Statement of Financial Accounting Standards No. 123,

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

“Accounting for Stock-Based Compensation,” the Company’s net income and earnings per share would have been impacted as shown in the following table.

	Years Ended
	December 31,	December 27,
	2005	2004
	(In millions of dollars,
	except share data)

Net income — as reported	$59.5	$68.5
Add: Stock-based employee compensation included in reported net income, net of tax	0.7	0.5
Deduct: Total stock based employee compensation determined under the fair-value based method for all awards, net of tax	(4.0)	(3.7)

Pro forma net income	$56.2	$65.3

Net earnings per share — as reported — basic	$1.43	$1.96
Pro forma net earnings per share — basic	$1.35	$1.86
Net earnings per share — as reported — diluted	$1.40	$1.92
Pro forma net earnings per share — diluted	$1.33	$1.84

Foreign Currency Translation

Foreign currency balance sheet accounts are translated into U.S. dollars at the rates of exchange at the balance sheet date. Income and expenses are translated at the average rates of exchange in effect during the period. The related translation adjustments are made directly to a separate component of the Accumulated Other Comprehensive Income (Loss) caption in stockholder’s equity. Some transactions are made in currencies different from an entity’s functional currency. Gain and losses on these foreign currency transactions are included in income as they occur.

Derivative Financial Instruments

The Company records all derivative instruments in accordance with Statement of Financial Accounting Standards No. 133 (SFAS 133), “Accounting for Derivative Instruments and Hedging Activities” and its amendments and interpretations. These statements require recognition of all derivatives as either assets or liabilities on the balance sheet and the measurement of those instruments at fair value. If the derivative is designated as a fair value hedge and is effective, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings in the same period. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

Certain forecasted transactions, assets and liabilities are exposed to foreign currency risk. The Company continually monitors its foreign currency exposures in order to maximize the overall effectiveness of its foreign currency hedge positions. Principal currencies hedged include the U.S. dollar, Euro and Pound sterling.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157). The statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The provisions of SFAS 157 should be applied prospectively as of the beginning of the fiscal year in which it is initially applied,

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

with limited exception. Any required transition adjustments (the difference between the carrying amounts and the fair value of those financial instruments at the date SFAS 157 is initially applied) should be recognized as a cumulative-effect adjustment to the opening balance of retained earnings for the fiscal year in which the statement is initially applied. When adopted in 2008, the implementation of this statement is not expected to have a material effect on the Company’s Consolidated Financial Statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132(R)). This statement requires companies to (a) recognize the funded status of a benefit plan — measured as the difference between plan assets at fair value and the benefit obligation — in its statement of financial position; (b) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS 87 Employers’ Accounting for Pensions, or SFAS 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions; (c) measure defined benefit plan assets and obligations as of the date of the entity’s fiscal year-end statement of financial position; and (d) disclose in the notes to the financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation remaining from the initial application of Statements 87 and 106. Companies with publicly traded equity securities are required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company applied the required change in recognition as of December 31, 2006. The impact of adoption on the financial statements is as follows:

Incremental Effect of Applying FASB Statement No. 158 on Individual Line Items
in the Statement of Financial Position
December 31, 2006

	Before		After
	Application		Application of
	of Statement 158	Adjustments	Statement 158
	(In millions of dollars)

Prepaid pension	$86.5	$(77.8)	$8.7
Deferred income taxes	52.8	26.4	79.2
Total assets	1,901.0	(51.4)	1,849.6
Other current liabilities	141.9	1.8	143.7
Postretirement and other liabilities	70.5	(1.0)	69.5
Deferred income taxes	97.9	1.8	99.7
Total liabilities	1,463.0	2.6	1,465.6
Accumulated other comprehensive income (loss), net of tax	3.9	(54.0)	(50.1)
Total stockholders’ equity	438.0	(54.0)	384.0

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. It also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The Statement does not: (a) affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value; (b) establish requirements for recognizing and measuring dividend

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

income, interest income, or interest expense; or (c) eliminate disclosure requirements included in other accounting standards. The Statement is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company is currently assessing the potential impact of SFAS 159 on its Consolidated Financial Statements.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 establishes a two-step process consisting of (a) recognition and (b) measurement for evaluating a tax position. The interpretation provides that a position should be recognized if it is more likely than not that a tax position will be sustained upon examination. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. Any differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in an increase in a liability for income taxes payable or a reduction of an income tax refund receivable; a reduction in a deferred tax asset or an increase in a deferred tax liability; or both. This interpretation is effective for fiscal years beginning after December 15, 2006. The provisions of the Interpretation should be applied to all tax positions upon initial adoption. The cumulative effect of applying the provisions of this Interpretation should be reported as an adjustment to the opening balance of retained earnings as of the date of adoption. The implementation of this interpretation is not expected to have a material effect on the Company’s annual Consolidated Financial Statements.

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

Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the “roll-over” method and the “iron curtain” method. The roll-over method focuses primarily on the impact of a misstatement on the income statement — including the reversing effect of prior year misstatements — but its use can lead to the accumulation of misstatements in the balance sheet. The iron-curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. Prior to our application of the guidance in SAB 108, we used the iron curtain method for quantifying financial statement misstatements.

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

SAB 108 permits existing public companies to initially apply its provisions either by (i) restating prior financial statements as if the “dual approach” had always been applied or (ii) recording the cumulative effect of initially applying the “dual approach” as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. The Company adopted SAB 108 on December 31, 2006 and its implementation has not had any effect on the Company’s Consolidated Financial Statements.

3.	Stock-Based Compensation

Fortune Brands Stock-Based Plans

As a subsidiary of Fortune Brands, the Company had no employee stock award plan; however, certain employees of the Company had been granted stock options and performance awards under the incentive plans of the Parent, including the 1999 and 2003 Long-Term Incentive Plans (“Fortune Brands Plans”). The 1999 and 2003 Long-Term Incentive Plans authorized the granting to key employees of the Parent and its subsidiaries, including the Company, of incentive and nonqualified stock options, stock appreciation rights, restricted stock, performance awards and other stock-based awards, any of which may have been granted alone or in combination with other types of awards or dividend equivalents. Grants under the 2003 Long-Term Incentive Plan could have been made on or before December 31, 2008 for up to 12 million shares of common stock. Under each plan, no more than two million shares could have been granted to any one individual.

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

Changes during the years ended December 31, 2006 and 2005 and December 27, 2004 in shares under options related to the Fortune Brands Plans for ACCO employees were as follows:

		Weighted-
		Average
		Exercise
	Options	Price

Outstanding at December 31, 2003	1,449,868	41.97
Granted	392,100	72.87
Exercised	(259,718)	32.78
Lapsed	(22,509)	50.19

Outstanding at December 31, 2004	1,559,741	51.15
Granted	15,800	49.49
Exercised	(251,330)	39.04
Converted to ACCO Brands options(1)	(707,210)	64.42
Lapsed	(31,188)	66.99
Spin-off adjustment(2)	29,870	—

Outstanding at December 31, 2005	615,683	37.52
Exercised	(44,054)	43.37

Outstanding at December 31, 2006	571,629	37.07

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

(1)	Represents unvested Fortune Brands options converted into ACCO Brands options in connection with the spin-off of ACCO Brands from Fortune Brands. The exercise prices of the ACCO Brands options converted from Fortune Brands options were calculated based on the ratio of the Fortune Brands closing stock price on August 16, 2005 and ACCO Brands opening stock price on August 17, 2005. The number of options was calculated to preserve, as closely as possible, the economic value of the options that existed at the time of the spin-off.

(2)	Exercise price of vested Fortune Brands options was converted based on the ratio of the closing price of the Fortune Brands closing stock price on August 16, 2005 and Fortune Brands opening stock price on August 17, 2005. The number of options was converted to preserve, as closely as possible, the economic value of the options that existed at the time of the spin-off.

Options exercisable at the end of each of the three years ended December 31, 2006 and 2005, and December 27, 2004 related to the Fortune Brands Plans were as follows:

	Options	Weighted-Average
	Exercisable	Exercise Price

2006	571,629	37.07
2005	615,683	37.52
2004	802,939	38.92

At December 31, 2006, performance awards under the Fortune Brands Plan were outstanding; pursuant to which up to 5,145 and 1,516 shares may be issued in 2007 and 2008, respectively, depending on the extent to which certain specified performance objectives are met. Shares issued pursuant to performance awards during 2006 and 2005 were 8,312 and 8,256, respectively. The costs of those performance awards were expensed over the performance period.

Compensation expense recorded prior to the Company’s spin-off for the Fortune Brands Plan was $0.2 million and $0.8 million in 2005 and 2004 ,respectively.

ACCO Brands Stock-Based Plans

As part of becoming a separate public company after the spin-off, the Company established two stock-based compensation plans (the “ACCO Plans”). These plans, which include the Company’s 2005 Long Term Incentive Plan (the “LTIP”), are separate from the plans previously administered by the Parent. Stock options from the Parent plan that were not vested as of the spin-off date were converted to options to acquire ACCO stock under the Company’s 2005 Assumed Option and Restricted Stock Unit Plan (the “Assumed Plan”). The number of options outstanding and the strike price of these options were converted based on the conversion ratio from the spin-off, such that the intrinsic value of the options was the same before and after the spin-off. As a result, 707,210 unvested options with a weighted average strike price of $64.42 under the Parent plans were converted to 2,819,952 unvested options with a weighted average strike price of $16.16 under the Assumed Plan. The terms and conditions related to these options, other than the numbers and strike prices as described above, did not change in any material manner from those under which they were originally awarded. These terms and conditions are generally described in Fortune Brands Stock-Based Plans. No additional grants of options or other awards may be made under the Assumed Plan. Vested options from the Parent plans were not converted to options to acquire ACCO stock.

Included in the ACCO Plans is Sub-Plan A of the Assumed Plan (“Sub-Plan A”). As part of the acquisition and merger with GBC, options and restricted stock units held by former GBC employees were converted to similar instruments in ACCO stock on a one-for-one basis at the time of the merger. Restricted stock units that had been previously awarded to GBC employees that did not convert to the right to receive common stock of the Company upon completion of the merger in accordance with the terms of such awards were converted to similar ACCO restricted stock units on a one-for-one basis. The converted options and restricted stock units are now subject to the terms of Sub-Plan A. Options under Sub-Plan A had exercise

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

prices equal to fair market values at dates of grant. Options generally were not exercisable prior to one year or more than ten years from the date of grant. Options issued since February, 2001 generally vested one-fourth each year over a four-year period, subject, generally, to acceleration of vesting upon a change-in-control. The options converted upon the merger that remain subject to Sub-Plan A generally accelerated and vested upon completion of the merger. Restricted stock units that converted to restricted stock units under Sub-Plan A vest three years from the date of their original grant. No additional awards may be made under Sub-Plan A. The fair value of these instruments was included as part of the purchase price of GBC, and a portion of the intrinsic value of the unvested options and restricted stock units was recorded as deferred compensation. This deferred compensation expense was recognized according to the remaining vesting period of the instruments prior to the Company’s adoption of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” as discussed below.

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

On January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (SFAS 123(R)) using the modified prospective method. SFAS 123(R) requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based upon the grant-date fair value of those awards. Under the modified prospective method of adopting SFAS 123(R), the Company recognized compensation cost for all stock-based awards granted after January 1, 2006, plus any awards granted to employees prior to January 1, 2006 that remain unvested at that time. Under this method of adoption, no restatement of prior periods was made. As a result of adopting this standard the remaining amount of unearned compensation was reclassified to paid-in-capital.

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

The following table summarizes the impact of all stock-based compensation on the Company’s consolidated financial statements for the year ended December 31, 2006 (under SFAS 123(R)):

Year Ended
December 31, 2006
(In millions of dollars,
except earnings per share)

Advertising, selling, general and administrative expense	$18.6
Income from continuing operations before income taxes	$18.6
Income taxes	$(6.9)
Net income	$11.7
Diluted earnings per share	$0.22

There was no capitalization of stock based compensation expense. The incremental effect of adopting SFAS 123(R) for the year ended December 31, 2006 was an additional pre-tax expense of $10.9 million, lower net income of $6.9 million and an incremental reduction in earnings per share of $0.13.

Stock Options

The exercise price of each stock option equals or exceeds the market price of the Company’s stock on the date of grant. Options can generally be exercised over a maximum term of up to 10 years. Options generally

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

vest ratably over the shorter of three years or one year after the date of grant upon the retirement of an employee (age 55, with at least 5 years of service). The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model using the weighted average assumptions as outlined in the following table:

			Year Ended
	Years Ended December 31,		December 27,
	2006	2005	2004

Weighted average expected lives	4.5 years	4.5 years	4.5 years
Weighted average risk-free interest rate	3.5%	3.4%	3.2%
Weighted average expected volatility	35.0%	35.0%	26.7%
Expected dividend yield	0.0%	0.0%	1.8%
Weighted average grant date fair value	$8.05	$7.84	$16.28

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

A summary of the changes in stock options outstanding under the Company’s option plans during the year ended December 31, 2006 is presented below:

		Weighted
		Average	Weighted Average	Aggregate
	Number	Exercise	Remaining	Intrinsic
	Outstanding	Price	Contractual Term	Value

Outstanding at December 31, 2005	5,790,394	$17.55
Granted	47,000	$23.14
Exercised	(945,958)	$13.82
Lapsed	(279,144)	$19.50

Outstanding at December 31, 2006	4,612,292	$18.25	6.7 years	$37.9 million
Exercisable shares at December 31, 2006	2,798,354	$16.74	5.9 years	$27.2 million
Options vested or expected to vest	4,414,560	$18.21	6.7 years	$36.4 million

During the years ended December 31, 2006 and 2005 and December 27, 2004, the weighted-average grant-date fair value for options granted was $8.05, $7.84 and $16.28, and the Company received cash of $13.0 million, $6.2 million and $0.0 million from the exercise of stock options. During the year ended December 31, 2006 the total intrinsic value of options exercised was $9.5 million and the fair value of options vested was $14.5 million. Because the Company’s stock-based compensation prior to its spin-off from Fortune brands related to Fortune Brands shares, and because all converted options were revalued as of the date of the Company’s spin-off, information prior to the Company’s adoption of SFAS 123(R) on January 1, 2006 related to the intrinsic value of options exercised and the fair value of options vested is not presented. As of December 31, 2006, the Company had $8.9 million of total unrecognized compensation expense related to stock option plans that will be recognized over a weighted average period of 1.1 years.

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Stock Unit Awards

There were 28,906 and 25,600 GBC restricted stock units outstanding as of December 31, 2006, which had previously been granted in 2004 and 2005, respectively, which were converted to ACCO Brands restricted stock units (“RSUs”) in connection with the merger. These awards will vest in 2007 and 2008, respectively. The Restated LTIP provides for stock based awards in the form of RSUs, performance stock units (“PSUs”), incentive and non-qualified stock options, and stock appreciation rights, any of which may be granted alone or with other types of awards and dividend equivalents. RSUs vest over a pre-determined period of time, typically three years from grant. PSUs also vest over a pre-determined period of time, presently 3 years, but are further subject to the achievement of certain business performance criteria in 2008. Based upon the level of achieved performance, the number of shares actually awarded can vary from 0% to 150% of the original grant.

There were an additional 303,500 RSUs outstanding at December 31, 2006 that were granted in 2005 and 34,309 that were granted in 2006. Substantially all outstanding RSUs as of December 31, 2006 vest within three years of the date of grant. Also outstanding at December 31, 2006 were 350,000 and 11,500 PSUs granted in 2005 and 2006 respectively, all of which will vest in 2008. Upon vesting, all of these awards will be converted into the right to receive one share of common stock of the Company for each unit that vests. The cost of these awards is determined using the fair value of the shares on the date of grant, and compensation expense is recognized over the period during which the employees provide the requisite service to the Company. A summary of the changes in the stock unit awards outstanding under the Company’s equity compensation plans during 2006 is presented below:

		Weighted
		Average	Weighted Average
		Grant	Remaining
	Stock	Date Fair	Contractual Term
	Units	Value	(Years)

Unvested at December 31, 2005	768,062	$22.11	2.9
Granted	48,469	$22.84	1.3
Vested	(18,436)	$22.66	—
Forfeited	(44,280)	$22.50	—

Unvested at December 31, 2006	753,815	$22.12	1.8

Exercisable at December 31, 2006(1)	13,804	$22.68	—

(1)	Exercisable shares represent fully vested but unissued Board of Director RSUs.

18,436 stock unit awards vested during 2006. As of December 31, 2006, the Company had $10.2 million of total unrecognized compensation expense related to stock unit awards, which will be recognized over the weighted average period of 1.1 years. The Company will satisfy the requirement for delivering the common shares for stock-based plans by issuing new shares.

SFAS No. 123(R) changes the presentation of realized excess tax benefits associated with exercised stock options in the statement of cash flows. Prior to the adoption of SFAS No. 123(R), such realized tax benefits were required to be presented as an inflow within the operating section of the cash flow statement. Under SFAS No. 123(R), such realized tax benefits are presented as an inflow within the financing section of the statement. The Company had no realized excess tax benefits associated with the exercise of options during 2006.

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

	Pension Benefits
	U.S.		International		Postretirement
	2006	2005	2006	2005	2006	2005
	(In millions of dollars)

Change in projected benefit obligation (PBO)
Projected benefit obligation at beginning of year	$139.2	$132.4	$237.0	$197.7	$17.1	$11.2
Service cost	6.3	4.8	4.8	3.6	0.3	0.2
Interest cost	7.9	7.7	12.8	11.9	0.9	0.7
Actuarial loss	0.4	1.1	14.4	14.8	0.5	0.9
Participants’ contributions	—	—	1.6	1.4	0.2	0.1
Foreign exchange rate changes	—	—	35.8	(23.2)	0.9	(0.7)
Benefits paid	(7.0)	(6.8)	(10.8)	(9.2)	(1.0)	(1.0)
Other items	—	—	4.8	0.3	(0.9)	—
Acquired balance	—	—	—	39.7	—	5.7

Projected benefit obligation at end of year	146.8	139.2	300.4	237.0	18.0	17.1

Change in plan assets
Fair value of plan assets at beginning of year	131.9	127.0	231.0	189.0	—	—
Actual return on plan assets	16.9	11.6	27.6	35.9	—	—
Employer contributions	0.1	0.1	13.5	6.4	0.8	0.9
Participants’ contributions	—	—	1.6	1.4	0.2	0.1
Foreign exchange rate changes	—	—	33.0	(22.5)	—	—
Benefits paid	(7.0)	(6.8)	(10.8)	(9.2)	(1.0)	(1.0)
Acquired balance	—	—	—	29.9	—	—
Other items	—	—	—	0.1	—	—

Fair value of plan assets at end of year	141.9	131.9	295.9	231.0	—	—

Funded status (Fair value of plan assets less PBO)	(4.9)	(7.3)	(4.5)	(6.0)	(18.0)	(17.1)
Unrecognized actuarial loss (gain)		34.8		44.1		(3.6)
Unrecognized prior service cost (benefit)		(0.6)		2.8		(0.2)

Net amount recognized		$26.9		$40.9		$(20.9)

Amounts recognized in the balance sheet prior to the application of the recognition provisions of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158) were:

	Pension Benefits
	U.S.		International		Postretirement
	2006	2005	2006	2005	2006	2005
	(In millions of dollars)

Prepaid pension benefit	$25.6	$29.3	$60.9	$52.6	$—	$—
Accrued benefit liability	(3.0)	(2.4)	(10.2)	(11.7)	(22.0)	(20.9)

Net amount recognized	$22.6	$26.9	$50.7	$40.9	$(22.0)	$(20.9)

Consistent with the transition provisions of SFAS 158, the Company applied the recognition requirements of the Statement as of December 31, 2006. Application consisted of reclassifying previously recognized balance sheet items in order to recognize the funded status of each plan as either an asset or a liability, and to reflect unrecognized benefit costs as components of accumulated other comprehensive income. Amounts recognized in the balance sheet after applying the recognition provisions of SFAS 158 were:

	December 31, 2006
	Pension Benefits
	U.S.	International	Postretirement
	(In millions of dollars)

Prepaid pension benefit	$—	$8.7	$—
Other current liabilities	0.1	0.5	1.2
Accrued benefit liability	4.8	12.7	16.8
Components of Accumulated Other Comprehensive Income, net of tax
Unrecognized prior service cost (benefit)	(0.3)	1.3	(0.1)
Unrecognized actuarial (gain) loss	17.6	38.2	(2.7)

Of the amounts included within accumulated other comprehensive income, the Company expects to recognize the following pre-tax amounts as components of net periodic benefit cost during 2007:

	December 31, 2006
	Pension Benefits
	U.S.	International	Postretirement
	(In millions of dollars)

Prior service cost (benefit)	$(0.1)	$0.5	$—
Actuarial (gain) loss	1.4	2.8	0.7

	$1.3	$3.3	$0.7

The accumulated benefit obligation for all defined benefit pension plans was $415.6 million and $352.3 million at December 31, 2006 and 2005, respectively.

The following table sets out information for pension plans with an accumulated benefit obligation in excess of plan assets:

	U.S.		International
	2006	2005	2006	2005
	(In millions of dollars)

Projected benefit obligation	$3.3	$2.4	$45.8	$33.3
Accumulated benefit obligation	2.4	2.0	44.7	32.5
Fair value of plan assets	—	—	32.6	21.9

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The following table sets out the components of net periodic benefit cost:

	Pension Benefits
	U.S.			International			Postretirement
	2006	2005	2004	2006	2005	2004	2006	2005	2004
	(In millions of dollars)

Service cost	$6.3	$4.8	$4.4	$4.8	$3.6	$2.8	$0.3	$0.2	$0.2
Interest cost	7.9	7.7	7.5	12.8	11.9	9.9	0.9	0.7	0.7
Expected return on plan assets	(11.1)	(11.9)	(11.9)	(16.2)	(14.0)	(10.0)	—	—	—
Amortization of prior service cost	(0.1)	(0.1)	(0.1)	1.3	1.4	1.0	—	—	—
Amortization of net loss (gain)	1.4	0.5	—	2.6	4.3	4.3	(0.8)	(1.1)	(1.0)
Other	—	—	—	—	—	—	—	—	(0.6)

Net periodic benefit cost (income)	$4.4	$1.0	$(0.1)	$5.3	$7.2	$8.0	$0.4	$(0.2)	$(0.7)

Assumptions

Weighted average assumptions used to determine benefit obligations for years ended December 31, 2006 and 2005 and December 27, 2004 were:

	Pension Benefits
	U.S.			International			Postretirement
	2006	2005	2004	2006	2005	2004	2006	2005	2004

Discount rate	5.9%	5.8%	6.0%	4.9%	4.9%	5.6%	5.4%	5.5%	5.7%
Rate of compensation increase	4.0%	4.0%	4.0%	4.0%	3.7%	4.0%	—	—	—

Weighted average assumptions used to determine net cost for years ended December 31, 2006 and 2005 and December 27, 2004 were:

	Pension Benefits
	U.S.			International			Postretirement
	2006	2005	2004	2006	2005	2004	2006	2005	2004

Discount rate	5.8%	6.0%	6.3%	4.9%	4.9%	5.5%	5.4%	5.3%	5.9%
Expected long-term rate of return	8.4%	8.8%	8.5%	6.7%	6.7%	7.5%	—	—	—
Rate of compensation increase	4.0%	4.0%	4.0%	3.8%	3.8%	3.8%	—	—	—

Weighted average health care cost trend rates used to determine benefit obligations and net cost at December 31, 2006 and 2005 and December 27, 2004 were:

	Postretirement Benefits
	2006	2005	2004

Health care cost trend rate assumed for next year	9%	10%	10%
Rate that the cost trend rate is assumed to decline (the ultimate trend rate)	5%	5%	5%
Year that the rate reaches the ultimate trend rate	2017	2016	2015

Assumed health care cost trend rates may have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage-	1-Percentage-
	Point Increase	Point Decrease
	(In millions of dollars)

Effect on total of service and interest cost	$0.1	$(0.1)
Effect on postretirement benefit obligation	1.5	(1.4)

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Plan Assets

The Company’s pension plan weighted average asset allocations at December 31, 2006 and 2005 were as follows:

	Pension Plan Assets
	2006	2005

Asset category
Cash	1%	—%
Equity securities	59	63
Fixed income	31	32
Real estate	9	5

Total	100%	100%

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

Cash Flows Contributions

The Company expects to contribute $10.0 million to its pension plans in 2007.

The Company sponsors a number of defined contribution plans. Contributions are determined under various formulas. Costs related to such plans amounted to $5.9 million, $5.3 million and $4.5 million in 2006, 2005 and 2004, respectively.

The following benefit payments, which reflect expected future service, are expected to be paid:

	Pension	Postretirement
	Benefits	Benefits
	(In millions of dollars)

2007	$16.8	$1.2
2008	$17.3	$1.3
2009	$17.7	$1.4
2010	$18.1	$1.4
2011	$18.5	$1.5
Years 2012 — 2016	$109.6	$7.3

5.  Acquisition and Merger

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

The aggregate purchase price of $422.2 million was comprised primarily of 17.1 million shares of ACCO Brands common stock which was issued to GBC shareholders with a fair value of $392.4 million. ACCO Brands has completed its integration planning process. Goodwill arising from the integration plan liabilities,

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

including costs related to the closure of GBC facilities and other actions, is final. The following table presents the allocation of purchase price to the fair values of the assets acquired and liabilities assumed at the date of the acquisition.

	At August 17, 2005
	(In millions of dollars)

Shares issued	$392.4
Stock options assumed	31.1
Acquisition costs	16.8
Cash acquired	(18.1)

Net purchase price		$422.2
Less: Assets acquired
Accounts receivable	$135.3
Inventory	108.6
Current and non-current deferred tax assets	40.2
Other current assets	10.8
Fixed assets	85.5
Identifiable intangible assets	129.0
Other assets	33.8

		543.2
Plus: Liabilities assumed
Accounts payable and accrued liabilities	$174.3
Debt and accrued interest	299.6
Non-current deferred tax liabilities	48.4
Other liabilities	32.6

		554.9

Goodwill		$433.9

Of the $129.0 million of purchase price assigned to intangible assets, $38.2 million was assigned to customer relationships with remaining amortizable lives of approximately 13.5 years, amortizing on an accelerated basis, and $10.5 million was assigned to developed technology with a life of approximately 8.5 years. The remaining $80.3 million was assigned to intangible trade names, of which $62.8 million was assigned an indefinite life and $17.5 million was assigned to trade names with a life of 23 years. The finite life assigned to a portion of the acquired trade names was determined based on consideration of the product categories, competitive position, and other factors associated with the Company’s expected use of the trade names. The excess of purchase price over the fair value of net assets of $433.9 million as of the acquisition date has been allocated to goodwill and reflects the benefit the Company expects to realize from expanding its scale in the office products market, and from expected operating cost synergies. The Company has completed the allocation of goodwill to its operating segments. The results of that allocation are included in Note 6, Goodwill and Intangibles.

The following table provides unaudited pro forma results of operations for the period noted below, as if the acquisition had occurred on the first day of the Company’s fiscal year for each of 2005 and 2004. The pro

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

forma amounts are not necessarily indicative of the results that would have occurred if the acquisition had been completed at that time.

	Years Ended
	December 31,	December 27,
	2005	2004
	(In millions of dollars,
	except per share data)
	(Unaudited)

Revenues	$1,937.0	$1,887.0
Net income before change in accounting principle	33.8	54.0
Change in accounting principle, net of tax	3.3	—

Net income	$37.1	$54.0

Basic earnings per share, before change in accounting principle	$0.65	$1.06
Diluted earnings per share, before change in accounting principle	$0.63	$1.02
Basic earnings per share, net income	$0.71	$1.06
Diluted earnings per share, net income	$0.70	$1.02
Basic weighted average shares	52.3	51.1
Diluted weighted average shares	53.3	52.7

The pro forma amounts are based on the historical results of operations, and are adjusted for depreciation and amortization of finite-lived intangibles and property, plant and equipment, and other charges related to acquisition accounting which will continue beyond the first full year of acquisition. These pro forma results of operations for the year ended December 31, 2005 reflect the actual purchase accounting step-up in inventory cost of $5.4 million; a similar charge is not included in the period ended December 27, 2004.

Included in the determination of goodwill are accruals for certain estimated costs, including those related to the closure of GBC facilities, the termination of GBC lease agreements and to GBC employee-related severance arrangements. The amount provided for these costs as of the date of acquisition is $34.2 million. The following tables provide a reconciliation of the activity by cost category since the acquisition date.

Reconciliation of the Company’s integration reserve activity as of December 31, 2006:

				Non-Cash
	Balance at	Additions and		Write-Offs/	Balance at
	December 31,	Adjustments to	Cash	Currency	December 31,
	2005	Reserve	Expenditures	Change	2006
	(In millions of dollars)

Employee termination costs	$9.4	$5.6	$(7.5)	$0.2	$7.7
Termination of lease agreements	6.5	2.1	(0.7)	0.3	8.2
Other	3.1	(0.1)	(0.5)	(0.8)	1.7

	$19.0	$7.6	$(8.7)	$(0.3)	$17.6

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Reconciliation of the Company’s integration reserve activity as of December 31, 2005:

	Balance at
	Acquisition,		Balance at
	August 17,	Cash	December 31,
	2005	Expenditures	2005
	(In millions of dollars)

Employee termination costs	$15.8	$(6.4)	$9.4
Termination of lease agreements	6.5	—	6.5
Other	4.3	(1.2)	3.1

	$26.6	$(7.6)	$19.0

6.	Goodwill and Intangibles

The Company had goodwill of $438.3 million and $433.8 million at December 31, 2006 and 2005, respectively. The increase in goodwill during 2006 was $4.5 million. The increase was principally related to the addition of business integration liabilities, as described in Note 5, Acquisition and Merger, as well as currency translation.

The gross carrying value and accumulated amortization by class of identifiable intangible assets as of December 31, 2006 and December 31, 2005 are as follows:

	As of December 31, 2006				As of December 31, 2005
	Gross			Net	Gross			Net
	Carrying	Accumulated		Book	Carrying	Accumulated		Book
	Amounts	Amortization		Value	Amounts	Amortization		Value
	(In millions of dollars)

Indefinite-lived intangible assets:
Trade names	$192.3	$(44.5	)(1)	$147.8	$221.6	$(44.5	)(1)	$177.1
Amortizable intangible assets:
Trade names	69.8	(23.9)		45.9	36.1	(19.4)		16.7
Customer and contractual relationships	39.4	(9.7)		29.7	38.8	(2.7)		36.1
Patents/proprietary technology	12.1	(1.9)		10.2	11.2	(0.5)		10.7

Subtotal	121.3	(35.5)		85.8	86.1	(22.6)		63.5

Total identifiable intangibles	$313.6	$(80.0)		$233.6	$307.7	$(67.1)		$240.6

(1)	Accumulated amortization prior to the adoption of SFAS No. 142 “Goodwill and Other Intangible Assets”.

The Company’s intangible amortization was $11.1 million, $4.9 million and $1.3 million for the years ended December 31, 2006 and 2005 and December 27, 2004, respectively. Estimated amortization for 2007 is $10.3 million, and is expected to decline by approximately $1.0 million for each of the 5 years following. As of June 30, 2006, $12.6 million of the value previously assigned to indefinite-lived trade names was changed to an amortizable intangible asset. The change was made in respect of decisions regarding the Company’s future use of the trade name. The Company commenced amortizing the trade name in the third quarter of 2006 on a prospective basis over a life of 23 years. Additionally, $17.5 million of intangible trade names was reclassified from indefinite-lived intangible assets to amortizable intangible assets upon completion of the purchase price allocation as discussed in Note 5, Acquisition and Merger.

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The Company completed the allocation of goodwill to its reportable segments as of June 30, 2006. The following table summarizes the allocated balances as of December 31, 2006:

December 31,
Reportable Segment	2006
(In millions
of dollars)

Office Products	$266.2
Computer Products	6.9
Commercial-IPFG	93.3
Other Commercial	71.9

Total goodwill	$438.3

As more fully described in Note 2, Significant Accounting Policies, the Company must complete an annual assessment of the carrying value of its goodwill and indefinite-lived intangible assets. The Company performed this assessment during the second quarter of 2006 and concluded that no impairment existed.

7.	Income Taxes

The components of income before income taxes, minority interest and change in accounting principle are as follows:

	2006	2005	2004
	(In millions of dollars)

Domestic operations	$(21.1)	$37.0	$30.0
Foreign operations	28.7	58.9	59.6

Total income before taxes	$7.6	$95.9	$89.6

A reconciliation of income taxes at the 35% federal statutory income tax rate to income taxes as reported is as follows:

	2006	2005	2004
	(In millions of dollars)

Income tax expense computed at U.S. statutory income tax rate	$2.7	$33.6	$31.2
Settlement of prior year tax returns	(6.3)	—	—
State, local and other income taxes, net of federal tax benefit	(0.5)	1.8	1.3
U.S. effect of foreign dividends and earnings	(0.5)	4.5	—
Foreign income taxed at lower effective tax rate	(5.3)	(4.5)	(3.4)
Increase (release) of valuation allowance	10.1	—	(3.7)
Reversal of reserves for items resolved more favorably than anticipated	(0.5)	—	(3.7)
Effect of foreign earnings repatriation under the American Jobs Creation Act of 2004	—	—	1.2
Miscellaneous	0.5	4.1	(1.8)

Income taxes as reported	$0.2	$39.5	$21.1

Included in 2006 is a $6.3 million benefit relating to the settlement of the prior year’s tax return and the settlement with the Company’s former parent under the Tax Allocation Agreement. Additionally, the Company recorded a $1.4 million benefit related to the reversal of deferred taxes on undistributed foreign earnings as a result of a change in repatriation

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

assumptions and lower effective foreign tax rates, which provided an additional benefit of $3.4 million. These benefits were partially offset by an increase in the company’s valuation allowance for foreign tax net operating loss carry forwards.

Included in the 2005 U.S. effect of foreign dividends and earnings amount above are: $3.4 million for U.S. tax on foreign dividends paid prior to the spin-off, $3.2 million for U.S. tax on certain foreign earnings resulting from a reorganization of various foreign operations, and a tax benefit of $2.2 million for foreign earnings no longer considered permanently reinvested.

The components of the income tax expense are as follows:

	2006	2005	2004
	(In millions of dollars)

Current expense (benefit)
Federal	$—	$19.4	$19.4
Foreign	21.9	3.5	15.3
Other	(0.8)	1.3	1.7

Total current income tax expense	21.1	24.2	36.4

Deferred expense (benefit)
Federal and other	(19.0)	11.5	(11.9)
Foreign	(1.9)	3.8	(3.4)

Total income tax expense	$0.2	$39.5	$21.1

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The components of deferred tax assets (liabilities) are as follows:

	2006	2005
	(In millions of dollars)

Deferred tax assets
Compensation and benefits	$17.3	$10.3
Pension	6.2	—
Currency swap	6.7	—
Inventory valuation related	5.8	5.1
Other reserves	4.7	2.1
Restructuring	6.3	6.5
Accounts receivable	7.7	8.6
Goodwill with tax basis	2.4	9.5
Foreign tax credit carryforwards	19.0	6.0
Net operating loss carryforwards	73.2	43.8
Miscellaneous	12.9	15.3

Gross deferred income tax assets	162.2	107.2
Valuation allowance	(45.8)	(28.5)

Net deferred tax assets	116.4	78.7
Deferred tax liabilities
Pension	—	(12.4)
Depreciation	(8.1)	(17.6)
Identifiable intangibles	(84.3)	(86.8)
Miscellaneous	(7.3)	(1.4)

Gross deferred tax liabilities	(99.7)	(118.2)

Net deferred tax assets (liabilities)	$16.7	$(39.5)

Deferred income taxes are not provided on certain undistributed earnings of foreign subsidiaries that are expected to be permanently reinvested in those companies, aggregating approximately $300.8 million at December 31, 2006.

At December 31, 2006, $183.5 million of net operating loss carry forwards are available to reduce future taxable income of domestic and international companies. These loss carry forwards expire in the years 2010 through 2025 or have an unlimited carryover period. A valuation allowance has been provided for a portion of the foreign and state net operating loss carry forwards and other deferred tax assets in those jurisdictions where the Company has determined that it is more likely than not that the deferred tax assets will not be realized. Additionally, the 2005 valuation allowance has been cumulatively increased by $16.5 million due to the merger with GBC, which, if subsequently recognized, the associated tax benefits would be allocated to reduce goodwill or other non-current intangible assets.

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

8.	Inventories

Inventories are stated at the lower of cost or market value. The components of inventories were as follows:

	December 31,
	2006	2005
	(In millions of dollars)

Raw materials	$37.0	$39.7
Work in process	10.8	10.3
Finished goods	229.8	218.2

Total inventories	$277.6	$268.2

9.	Property, Plant and Equipment

Property, plant and equipment, net consisted of:

	December 31,
	2006		2005
	(In millions of dollars)

Land and improvements	$20.7		$20.8
Buildings and improvements to leaseholds	128.4		145.1
Machinery and equipment	395.6		444.7
Construction in progress	17.7		14.5

	562.4		625.1
Less: accumulated depreciation	(345.2)		(385.3)

Net property, plant and equipment	$217.2	(1)	$239.8

(1)	Net property, plant and equipment as of December 31, 2006 contained $17.1 million of computer software assets, which are classified within machinery and equipment.

10.	Restructuring and Restructuring-Related Charges

In March of 2005, the Company announced its plan to merge with GBC and took certain restructuring actions in preparation for the merger. Subsequent to the merger, significant restructuring actions have been initiated, which have resulted in the closure or consolidation of facilities that are engaged in manufacturing and distributing the Company’s products, primarily in North America and Europe. The Company recorded restructuring and asset impairment charges of $44.1 million (pre-tax) in the year 2006 related to these actions. Additional charges are expected to be incurred throughout 2007 and 2008 as the Company continues to define and implement the specific phases of its strategic and business integration plans.

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Pursuant to the Company’s restructuring actions discussed above, management committed to a plan to close its manufacturing plant based in Nogales, Mexico in early 2008 and transfer operations to more cost effective locations. These actions resulted in the recognition of certain restructuring costs during 2006, including a pre-tax charge of $13.8 million related to the impairment of the facility assets. Management’s determination of impairment was based on a comparison of the carrying value of the facility assets and a quoted assessment of market price for facility sale. The impairment charge is reflected within operating income of the Office Products Group segment as reported in Note 13, Information on Business Segments.

The restructuring charges and reconciliations presented below relate, in part, to the Company’s strategic plans announced in early 2001, aimed at repositioning the business for long term growth. As part of the 2001 restructuring program, the Company recorded the final restructuring charges of $19.4 million (pre-tax) in the year 2004. This amount includes a release of $1.6 million of excess amounts established in a prior year. The 2004 charges related principally to employee termination costs (283 positions) and asset impairments with a significant portion related to consolidation or closure of manufacturing and other facilities in Mainland Europe, the United Kingdom and the United States, and operational downsizing throughout the Company.

A summary of the activity in the restructuring accounts and a reconciliation of the liability for, and as of, the year ended December 31, 2006 is as follows:

				Non-Cash
	Balance at			Items/	Balance at
	December 31,	Total	Cash	Currency	December 31,
	2005	Provision	Expenditures	Change	2006
	(In millions of dollars)

Rationalization of operations
Employee termination costs	$0.8	$25.5	$(9.1)	$0.8	$18.0
Termination of lease agreements	5.2	1.2	(2.4)	0.5	4.5
Other	—	0.3	(0.3)	—	—

Sub-total	6.0	27.0	(11.8)	1.3	22.5
Asset impairments(1)	—	16.2	—	(16.2)	—
Net loss on disposal of assets resulting from restructuring activities	0.4	0.9	0.3	(1.5)	0.1

Total rationalization of operations	$6.4	$44.1	$(11.5)	$(16.4)	$22.6

(1)	Included in the total restructuring provision recognized during the twelve months ended December 31, 2006 is a pre-tax charge of $16.2 million related to the exit of two facilities meeting the criteria for recognition as an impaired asset group as defined by SFAS 144 “Impairment or Disposal of Long-Lived Assets”. The decision to exit these facilities was a part of the restructuring actions undertaken subsequent to the Company’s merger with GBC.

Of the 1,070 positions planned for elimination under restructuring initiatives provided for through December 31, 2006, 420 have been eliminated as of the balance sheet date.

Management expects the $18.0 million employee termination costs balance to be substantially paid within the next twelve months. Lease costs included in the $4.5 million balance are expected to continue until the last lease terminates in 2013.

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

A summary of the activity in the restructuring accounts and a reconciliation of the liability for, and as of, the year ended December 31, 2005 is as follows:

	Balance at				Non-Cash	Balance at
	December 27,	Acquisition	Total	Cash	Items/Currency	December 31,
	2004	of GBC	Provision	Expenditures	Change	2005
	(In millions of dollars)

Rationalization of operations
Employee termination costs	$0.2	$0.4	$1.1	$(0.9)	$—	$0.8
Termination of lease agreements(2)	2.7	2.4	1.4	(1.0)	(0.3)	5.2
Other	—	—	—	—	—	—

Subtotal	2.9	2.8	2.5	(1.9)	(0.3)	6.0
Net loss on disposal of assets resulting from restructuring activities	—	—	0.4	—	—	0.4

Total rationalization of operations	$2.9	$2.8	$2.9	$(1.9)	$(0.3)	$6.4

(2)	The acquired reserve balance of $2.8 million includes a reserve of $2.4 million related to future lease obligations (net of assumed sub-lease income). The related cash expenditures are expected to continue through to the date of the last lease expiration in the year 2013.

A summary of the activity in the restructuring accounts and a reconciliation of the liability for, and as of, the year ended December 27, 2004 is as follows:

	Balance at			Non-cash	Balance at
	December 27,	Total	Cash	Items/Currency	December 27,
	2003	Provision	Expenditures	Change	2004
	(In millions of dollars)

Rationalization of operations
Employee termination costs	$2.6	$12.5	$(15.0)	$0.1	$0.2
Termination of lease agreements	4.3	(0.7)	(1.1)	0.2	2.7
Other	0.8	—	(0.8)	—	—

Subtotal	7.7	11.8	(16.9)	0.3	2.9
Asset Impairments and net loss on disposal of assets resulting from restructuring activities	0.2	7.6	1.0	(8.8)	—

Total rationalization of operations	$7.9	$19.4	$(15.9)	$(8.5)	$2.9

In association with the Company’s restructuring, certain restructuring-related costs were expensed to cost of products sold and advertising, selling, general and administrative expense in the income statement. These charges were principally related to the implementation of the new company footprint, including internal and external project management costs, and to strategic product category exits. These charges totaled $20.8 million, $1.9 million and $18.2 million for the years ended December 31, 2006 and 2005 and December 27, 2004, respectively. The Company expects to record additional amounts as it continues its restructuring initiatives. In addition, charges reported during the years ended December 31, 2006 and 2005 related to the merger and integration of ACCO Brands and GBC, and to non-capitalizable merger and spin-off related expenses, totaled $0.8 million and $12.2 million, respectively, and were classified in advertising, selling, general and administrative expense in the income statement.

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

11.	Long-term Debt and Short-term Borrowings

In conjunction with the spin-off of ACCO World to the shareholders of Fortune Brands and the merger, ACCO Brands issued $350 million in senior subordinated notes with a fixed interest rate of 7.625% due 2015. Additionally, ACCO Brands and subsidiaries of ACCO Brands located in the United Kingdom and the Netherlands entered into the following senior secured credit facilities with a syndicate of lenders:

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

As of December 31, 2006, ACCO Brands had approximately $135.9 million of availability under its revolving credit facilities.

The senior secured credit facilities are guaranteed by substantially all of the domestic subsidiaries of ACCO Brands (the “U.S. guarantors”) and secured by substantially all of the assets of the borrowers and each U.S. guarantor.

The Company must meet certain restrictive financial covenants as defined under the senior secured credit facilities. The covenants become more restrictive over time and require the Company to maintain certain ratios related to total leverage and interest coverage. There are also other restrictive covenants, including restrictions on dividend payments, acquisitions, additional indebtedness, and capital expenditures. Additionally, under certain conditions the Company is required to pay down debt to the extent it generates excess cash flows or sells assets.

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

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

As of and for the period ended December 31, 2006, the Company was in compliance with all applicable covenants.

Notes payable and long-term debt consisted of the following at December 31, 2006 and 2005:

	December 31,
	2006	2005
	(In millions of dollars)

U.S. Dollar Senior Secured Term Loan Credit Facility (weighted-average floating interest rate of 7.12% and 5.97% at December 31, 2006 and 2005, respectively)	$316.0	$399.0
British Pound Senior Secured Term Loan Credit Facility (weighted-average floating interest rate of 7.20% and 6.61% at December 31, 2006 and 2005)	66.3	106.5
Euro Senior Secured Term Loan Credit Facility (weighted-average floating interest rate of 5.61% and 4.27% at December 31, 2006 and 2005)	67.5	78.7
U.S. Dollar Senior Subordinated Notes, due 2015 (fixed interest rate of 7.625%)	350.0	350.0
Other borrowings	5.3	7.7

Total debt	805.1	941.9
Less: current portion of long-term debt	(4.8)	(30.1)

Total long-term debt	$800.3	$911.8

The scheduled maturities of notes payable and long-term debt for each of the five years subsequent to December 31, 2006 are as follows:

(In millions of dollars)

2007	$4.8
2008	19.9
2009	61.9
2010	52.5
2011	—
Subsequent to 2011	666.0

Total	$805.1

At December 31, 2006 there was $36.3 million available under bank lines of credit. Included in these amounts as of December 31, 2006 was $4.7 million of borrowings outstanding. The weighted-average interest rate on these outstanding borrowings was 6.0% as of December 31, 2006.

12.	Financial Instruments

Financial instruments are used to principally reduce the impact of changes in foreign currency exchange rates and interest rates. The principal financial instruments used are forward foreign exchange contracts and a cross currency swap (including an interest rate basis component). The counterparties are major financial institutions. The Company does not enter into financial instruments for trading or speculative purposes.

The Company enters into forward foreign exchange contracts, principally as cash flow hedges, to hedge currency fluctuations in anticipated transactions denominated in foreign currencies, thereby limiting the Company’s risk that would otherwise result from changes in exchange rates. Unrealized gains and losses on these contracts are deferred in other comprehensive income until the contracts are settled and the hedged transactions are recognized, at which time the deferred gains or losses will be reported as an increase or decrease to earnings. The periods of the forward foreign exchange contracts correspond to the periods of the

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

hedged transactions, and do not extend beyond 2007. Deferred amounts of $2.7 million are expected to be reclassified into earnings from other comprehensive income during 2007.

The Company utilizes a cross currency swap to hedge its net investment in Euro based subsidiaries against movements in exchange rates. The five-year cross currency derivative swaps $185 million at 3 month U.S. LIBOR interest rates for €152.2 million at three-month EURIBOR rates. The Company makes quarterly interest payments on €152.2 million and receives quarterly interest payments on $185.0 million. The swap has served as an effective net investment hedge for accounting purposes. The Company uses the spot rate method for accounting purposes and, accordingly, any increase or decrease in the fair value of the swap is recorded as a component of accumulated other comprehensive income. Any ineffectiveness is recorded in interest expense. The cumulative after-tax loss related to derivative net investment hedge instruments recorded in accumulated other comprehensive income totaled $9.9 million at December 31, 2006.

On the date in which the Company enters into a derivative, the derivative is designated as a hedge of the identified exposure. The Company measures the effectiveness of its hedging relationships both at hedge inception and on an ongoing basis. We have not experienced any gains or losses due to ineffectiveness. If we were to experience such gains or losses on forward foreign exchange contracts or the cross currency swap, we would record them as a foreign exchange gain or loss. If we were to cancel or net settle a hedge designated as a cash flow hedge prior to the scheduled settlement date, we would recognize the gain or loss on that settlement immediately as a foreign exchange gain or loss.

The estimated fair value of the Company’s cash and cash equivalents, notes payable to banks and commercial paper approximates the carrying amounts due principally to their short maturities.

The estimated fair value of the Company’s $805.1 million total debt (including the current portion) at December 31, 2006 was approximately $798.8 million. The fair value is determined from quoted market prices, where available, and from investment bankers using current interest rates considering credit ratings and the remaining terms of maturity.

A significant percentage of the Company’s sales are to customers engaged in the office products resale industry. Concentration of credit risk with respect to trade accounts receivable is limited because a large number of geographically diverse customers make up each operating companies’ domestic and international customer base, thus spreading the credit risk. Trade receivables from the Company’s five largest customers were $181.2 million, $205.4 million and $170.8 million at December 31, 2006 and 2005 and December 27, 2004, respectively. Also see Note 13 Information on Business Segments — Major Customers.

13.	Information on Business Segments

Following the merger with GBC on August 17, 2005, the Company’s business segments were realigned to reflect the product and global markets served. The historical segment results were restated to present the business segments on a comparable basis. The Company’s business segments are described below:

Office Products Group

Office Products includes four broad consumer-focused product groupings throughout our global operations. These product groupings are: Workspace Tools (stapling and punch products and supplies), Visual Communication (dry erase boards, easels, laser pointers, overhead projectors and supplies), Document Communication (office and personal use binding, laminating machines and supplies) and Storage and Organization (storage bindery, filing systems, storage boxes, and business essentials). Our businesses, principally in North America, Europe and Australia, distribute and sell such products on a regional basis.

Our office products are manufactured internally or sourced from outside suppliers. The customer base to which our office products are sold is made up of large global and regional resellers of our product. It is through these large resellers that the Company’s office products reach the end consumer.

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Computer Products Group

Computer Products designs, distributes, markets and sells accessories for laptop and desktop computers and Apple® iPod® products. These accessories primarily include security locks, power adapters, input devices such as mice and keyboards, computer carrying cases, hubs and docking stations and technology accessories for iPods®. Computer Products sells mostly under the Kensington brand name, with the majority of its revenue coming from the U.S. and Europe.

All of our computer products are manufactured to our specifications by third party companies, principally in Asia, and are stored, shipped and distributed from facilities which are shared with our regional Office Products groups. Our Computer Products are sold primarily to consumer electronic retailers, information technology value added resellers, original equipment manufacturers (“OEM’s”) and office products retailers.

Commercial — Industrial and Print Finishing Group

The Industrial and Print Finishing Group (“IPFG”) targets book publishers, “print-for-pay” and other print finishing customers who use our professional grade finishing equipment and supplies. IPFG’s primary products include thermal and pressure-sensitive laminating films, mid-range and commercial high-speed laminators, large-format digital print laminators and other automated finishing and binding products and equipment. IPFG’s products and services are sold worldwide through direct and dealer channels.

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

Financial information by reportable segment is set forth below:

Net sales by business segment are as follows:

	Years Ended
	December 31,	December 31,	December 27,
	2006	2005	2004
	(In millions of dollars)

Office Products Group	$1,283.3	$1,068.0	$928.1
Computer Products Group	228.6	208.7	169.6
Commercial-IPFG	189.4	68.5	—
Other Commercial	249.7	142.3	78.0

Net sales	$1,951.0	$1,487.5	$1,175.7

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Operating income by business segment is as follows (a):

	Years Ended
	December 31,	December 31,	December 27,
	2006	2005	2004
	(In millions of dollars)

Office Products Group	$19.5	$84.3	$64.6
Computer Products Group	41.5	43.3	32.3
Commercial-IPFG	15.1	4.4	—
Other Commercial	21.7	17.2	10.9

Subtotal	97.8	149.2	107.8
Corporate	(32.9)	(24.5)	(10.9)

Operating income	64.9	124.7	96.9
Interest expense	61.1	28.8	8.5
Other income	(3.8)	—	(1.2)

Income before taxes, minority interest and change in accounting principle	$7.6	$95.9	$89.6

(a)	Operating income as presented in the segment table above is defined as i) net sales, ii) less cost of products sold, iii) less advertising, selling, general and administrative expenses, iv) less amortization of intangibles, and v) less restructuring charges.

Segment assets:

The following table presents the measure of segment assets used by the Company’s chief operating decision maker, as required by Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information.

	December 31,
	2006(b)	2005(b)
	(In millions of dollars)

Office Products Group	$672.7	$693.7
Computer Products Group	100.4	98.2
Commercial-IPFG	88.9	92.1
Other Commercial	95.6	98.5

Total segment assets	957.6	982.5
Unallocated assets	889.0	945.2
Corporate	3.0	1.8

Total assets	$1,849.6	$1,929.5

(b)	Represents total assets, excluding: intangibles resulting from business acquisitions, intercompany balances, cash, deferred taxes, prepaid pension assets, prepaid debt issuance costs and joint ventures accounted for on an equity basis.

As a supplement to the presentation of segment assets presented above, the table below presents segment assets including the allocation of identifiable intangible assets and goodwill resulting from business combinations which was completed during the second quarter of 2006.

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

December 31,
2006 (c)
(In millions of dollars)

Office Products Group	$1,106.8
Computer Products Group	108.7
Commercial-IPFG	223.2
Other Commercial	190.8

Total segment assets	1,629.5
Unallocated assets	217.1
Corporate	3.0

Total assets	$1,849.6

(c)	Presentation of 2006 segment assets includes the allocation of intangibles resulting from business acquisitions, goodwill and identifiable intangibles.

Long-lived assets, net by geographic region are as follows (d):

	2006	2005	2004
	(In millions of dollars)

United States	$105.8	$128.9	$79.1
United Kingdom	35.6	39.2	40.4
Australia	16.3	17.1	15.9
Canada	11.3	9.6	4.9
Other countries	48.2	45.0	17.4

Long-lived assets	$217.2	$239.8	$157.7

(d)	Represents property, plant and equipment, net.

Net sales by geographic region are as follows (e):

	2006	2005	2004
	(In millions of dollars)

United States	$1,041.9	$803.8	$615.5
United Kingdom	200.1	193.0	199.8
Australia	137.5	113.6	95.4
Canada	134.5	91.9	68.1
Other countries	437.0	285.2	196.9

Net sales	$1,951.0	$1,487.5	$1,175.7

(e)	Net Sales are attributed to geographic areas based on the location of the selling company.

Major Customers

Sales to the Company’s five largest customers were $673.4 million, $592.3 million and $481.5 million for the years ended December 31, 2006 and 2005 and December 27, 2004, respectively. Our sales to Office Depot were $241.7 million (12%), $234.1 million (16%) and $215.8 million (18%) for the years ended December 31, 2006 and 2005 and December 27, 2004, respectively. Sales to no other customer exceeded 10% of annual sales.

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

14.	Earnings per Share

The distribution and merger discussed in Note 1, Basis of Presentation, significantly impacted the capital structure of the Company. ACCO Brands’ Certificate of Incorporation provides for 200 million authorized shares of Common Stock with a par value of $0.01 per share. Approximately 35.0 million shares of the Company’s common stock were issued to shareholders of Fortune and a minority shareholder of the Company in connection with the spin-off. In connection with the Merger, approximately 17.1 million additional shares were issued to GBC’s shareholders and employees in exchange for their GBC common and Class B common shares and restricted stock units that converted into the right to receive the Company’s common stock upon consummation of the Merger. These amounts, as well as the dilutive impact of ACCO Brands stock options on the date of the spin-off have been used in the basic and dilutive earnings per common share calculation below for all periods prior to the spin-off. As of December 31, 2006 total shares outstanding were 53.8 million.

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

	2006	2005	2004
	(In millions)

Weighted average number of common shares outstanding — basic	53.4	41.5	35.0
Employee stock options(1)	0.8	0.8	0.5
Restricted stock units	0.1	0.1	—

Adjusted weighted-average shares and assumed conversions — diluted	54.3	42.4	35.5

(1)	The Company has dilutive shares related to stock options and restricted stock units that were granted under the Company’s stock compensation plans.

15.	Commitments and Contingencies

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

Lease Commitments

(In millions of dollars)

2007	$23.8
2008	21.1
2009	18.1
2010	15.1
2011	11.4
Remainder	34.3

Total minimum rental payments	123.8
Less minimum rentals to be received under non-cancelable subleases	(1.1)

$122.7

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Total rental expense reported in the Company’s income statement for all non-cancelable operating leases (reduced by minor amounts from subleases) amounted to $28.9 million, $22.2 million and $19.5 million in 2006, 2005 and 2004, respectively.

Unconditional Purchase Commitments

Future minimum payments under unconditional purchase commitments, primarily for inventory purchases at December 31, 2006 are as follows:

(in millions of dollars)

2007	$92.8
2008	4.1
2009	2.5
2010	1.5
2011	1.5
Thereafter	—

$102.4

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

16.	Accumulated Other Comprehensive Income (Loss)

Comprehensive income is defined as net income (loss) and other changes in stockholders’ equity from transactions and other events from sources other than stockholders. The components of and changes in accumulated other comprehensive income (loss) were:

			Minimum	Unrecognized	Accumulated
	Derivative	Foreign	Pension	Pension and Other	Other
	Financial	Currency	Liability	Postretirement	Comprehensive
	Instruments	Adjustments	Adjustment	Benefit Costs	Income (Loss)
	(In millions of dollars)

Balance at December 27, 2003	$—	$(8.4)	$(32.8)	$—	$(41.2)
Changes during the year (net of taxes of $14.5)	—	24.3	32.8	—	57.1

Balance at December 27, 2004	—	15.9	—	—	15.9
Changed during the year (net of taxes of $(1.9))	0.1	(5.0)	—	—	(4.9)

Balance at December 31, 2005	0.1	10.9	—	—	11.0
Changed during the year (net of taxes of $(33.5))	(2.7)	(4.4)	—	(54.0)	(61.1)

Balance at December 31, 2006	$(2.6)	$6.5	$—	$(54.0)	$(50.1)

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

17.	Joint Venture Investments (Unaudited)

Summarized below is financial information for the Company’s joint ventures, which are accounted for under the equity method. Accordingly, the Company has recorded its proportionate share of earnings or losses on the line entitled “Other income, net” in the consolidated statements of income.

December 31,
2006
(In millions of dollars)

Net sales	$79.2
Gross profit	33.2
Operating income	10.1
Net income	8.3
Current assets	52.5
Noncurrent assets	21.0
Current liabilities	26.2
Noncurrent liabilities	16.8

18.	Quarterly Financial Information (Unaudited)

The following is an analysis of certain items in the Consolidated Statements of Income by quarter for 2006 and 2005:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In millions of dollars, except per share data)

2006
Net sales	$468.6	$462.6	$499.2	$520.6
Gross profit	130.5	126.0	146.4	165.3
Operating income (loss)	13.7	(0.1)	25.5	25.8
Net income (loss)	(0.1)	(9.8)	18.1	(1.0)
Basic earnings per common share:
Net income (loss)	$—	$(0.18)	$0.34	$(0.02)
Diluted earnings per common share:
Net income (loss)	$—	$(0.18)	$0.34	$(0.02)
2005
Net sales	$274.8	$275.7	$424.0	$513.0
Gross profit	83.0	79.7	122.9	153.9
Operating income	26.1	22.7	32.2	43.7
Income before change in accounting principle	11.3	14.2	4.5	26.2
Net income	14.6	14.2	4.5	26.2
Basic earnings per common share:
Income before change in accounting principle	$0.32	$0.41	$0.10	$0.50
Net income	$0.42	$0.41	$0.10	$0.50
Diluted earnings per common share:
Income before change in accounting principle	$0.32	$0.40	$0.10	$0.48
Net income	$0.42	$0.40	$0.10	$0.48

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

19.	Condensed Consolidated Financial Information

Following the Distribution and Merger the Company’s 100% owned domestic subsidiaries were required to jointly and severally, fully and unconditionally guarantee the notes issued in connection with the merger with GBC (see Note 5, Acquisition and Merger and Note 11, Long-term Debt and Short-term Borrowings). Rather than filing separate financial statements for each guarantor subsidiary with the Securities and Exchange Commission, the Company has elected to present the following consolidating financial statements, which detail the results of operations for the years ended December 31, 2006 and 2005 and December 27, 2004, cash flows for the years ended December 31, 2006 and 2005 and December 27, 2004 and financial position as of December 31, 2006 and 2005 of the Company and its guarantor and non-guarantor subsidiaries (in each case carrying investments under the equity method), and the eliminations necessary to arrive at the reported consolidated financial statements of the Company.

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Condensed Consolidating Balance Sheets

	December 31, 2006
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In millions of dollars)

ASSETS
Current assets
Cash and cash equivalents	$2.6	$6.5	$40.9	$—	$50.0
Accounts receivable, net	—	204.9	222.5	—	427.4
Inventory, net	—	139.2	138.4	—	277.6
Receivables from affiliates	339.4	48.9	28.8	(417.1)	—
Deferred income taxes	9.6	24.2	3.4	—	37.2
Other current assets	0.9	14.9	14.2	—	30.0

Total current assets	352.5	438.6	448.2	(417.1)	822.2
Property, plant and equipment, net	0.2	95.0	122.0	—	217.2
Deferred income taxes	37.5	26.7	15.0	—	79.2
Goodwill	—	265.1	173.2	—	438.3
Identifiable intangibles, net	70.2	103.9	59.5	—	233.6
Prepaid pension	—	—	8.7	—	8.7
Other assets	19.1	9.1	22.2	—	50.4
Investment in, long-term receivable from, affiliates	820.6	838.7	247.0	(1,906.3)	—

Total assets	$1,300.1	$1,777.1	$1,095.8	$(2,323.4)	$1,849.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable to banks	$—	$—	$4.7	$—	$4.7
Current portion of long-term debt	—	—	0.1	—	0.1
Accounts payable	—	99.7	89.5	—	189.2
Accrued customer program liabilities	—	66.1	55.8	—	121.9
Other current liabilities	11.3	81.1	87.8	—	180.2
Payables to affiliates	8.6	628.2	310.4	(947.2)	—

Total current liabilities	19.9	875.1	548.3	(947.2)	496.1
Long-term debt	666.0	—	134.3	—	800.3
Long-term notes payable to affiliates	178.2	102.0	13.7	(293.9)	—
Deferred income taxes	25.6	45.7	28.4	—	99.7
Postretirement and other liabilities	26.4	16.4	26.7	—	69.5

Total liabilities	916.1	1,039.2	751.4	(1,241.1)	1,465.6
Stockholders’ equity
Common stock	0.6	600.9	33.4	(634.3)	0.6
Treasury stock, at cost	(1.1)	—	—	—	(1.1)
Paid-in capital	1,374.6	611.2	262.1	(873.3)	1,374.6
Accumulated other comprehensive income (loss)	(50.1)	(23.8)	(7.7)	31.5	(50.1)
Accumulated (deficit) retained earnings	(940.0)	(450.4)	56.6	393.8	(940.0)

Total stockholders’ equity	384.0	737.9	344.4	(1,082.3)	384.0

Total liabilities and stockholders’ equity	$1,300.1	$1,777.1	$1,095.8	$(2,323.4)	$1,849.6

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Condensed Consolidating Balance Sheets

	December 31, 2005
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
	(In millions of dollars)

ASSETS
Current assets
Cash and cash equivalents	$17.9	$24.2	$49.0	$—	$91.1
Accounts receivable, net	—	235.6	203.3	—	438.9
Inventory, net	—	150.1	118.1	—	268.2
Receivables from affiliates	321.5	28.8	45.6	(395.9)	—
Deferred income taxes	5.1	25.7	6.7	—	37.5
Other current assets	1.3	9.8	14.2	—	25.3

Total current assets	345.8	474.2	436.9	(395.9)	861.0
Property, plant and equipment, net	0.2	110.0	129.6	—	239.8
Deferred income taxes	(2.9)	13.5	6.8	—	17.4
Goodwill	433.8	—	—	—	433.8
Identifiable intangibles, net	70.3	104.3	66.0	—	240.6
Prepaid pension	—	29.3	52.6	—	81.9
Other assets	21.9	10.5	22.6	—	55.0
Investment in, long-term receivable from, affiliates	522.3	982.4	190.3	(1,695.0)	—

Total assets	$1,391.4	$1,724.2	$904.8	$(2,090.9)	$1,929.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable to banks	$—	$—	$7.0	$—	$7.0
Current portion of long-term debt	4.0	—	19.1	—	23.1
Accounts payable	—	80.6	69.5	—	150.1
Accrued customer program liabilities	—	77.5	45.4	—	122.9
Other current liabilities	10.1	77.6	62.2	—	149.9
Payables to affiliates	8.4	716.0	66.8	(791.2)	—

Total current liabilities	22.5	951.7	270.0	(791.2)	453.0
Long-term debt	745.0	—	166.8	—	911.8
Long-term notes payable to affiliates	188.5	—	30.7	(219.2)	—
Deferred income taxes	24.5	25.8	43.8	—	94.1
Postretirement and other liabilities	2.6	24.3	35.4	—	62.3

Total liabilities	983.1	1,001.8	546.7	(1,010.4)	1,521.2
Stockholders’ equity
Common stock	0.5	600.9	23.4	(624.3)	0.5
Treasury stock, at cost	(1.1)	—	—	—	(1.1)
Paid-in capital	1,350.3	640.1	277.1	(917.2)	1,350.3
Unearned compensation	(5.2)	—	—	—	(5.2)
Accumulated other comprehensive income (loss)	11.0	(11.2)	9.2	2.0	11.0
Accumulated (deficit) retained earnings	(947.2)	(507.4)	48.4	459.0	(947.2)

Total stockholders’ equity	408.3	722.4	358.1	(1,080.5)	408.3

Total liabilities and stockholders’ equity	$1,391.4	$1,724.2	$904.8	$(2,090.9)	$1,929.5

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Consolidating Income Statement

	Year Ended December 31, 2006
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
	(In millions of dollars)

Unaffiliated sales	$—	$1,058.6	$892.4	$—	$1,951.0
Affiliated sales	—	66.1	61.0	(127.1)	—

Net sales	—	1,124.7	953.4	(127.1)	1,951.0
Cost of products sold	—	838.6	671.3	(127.1)	1,382.8
Advertising, selling, general and administrative expenses	43.2	216.2	188.7	—	448.1
Amortization of intangibles	0.1	6.2	4.8	—	11.1
Restructuring and asset impairment charges	0.1	8.6	35.4	—	44.1

Operating income (loss)	(43.4)	55.1	53.2	—	64.9
Interest (income) expense from affiliates	(1.4)	(1.1)	2.5	—	—
Interest (income) expense	46.2	4.5	10.4	—	61.1
Other (income) expense, net	(3.5)	(10.1)	9.8	—	(3.8)

Income (loss) before taxes, minority interest and earnings (losses) of wholly owned subsidiaries	(84.7)	61.8	30.5	—	7.6
Income taxes	(29.3)	11.8	17.7	—	0.2
Minority interest, net of tax	—	—	0.2	—	0.2

Income (loss) before earnings (losses) of wholly owned subsidiaries	(55.4)	50.0	12.6	—	7.2
Earnings (losses) of wholly owned subsidiaries	62.6	(3.2)	—	(59.4)	—

Net income (loss)	$7.2	$46.8	$12.6	$(59.4)	$7.2

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Consolidating Income Statement

	Year Ended December 31, 2005
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
	(In millions of dollars)

Unaffiliated sales	$—	$814.3	$673.2	$—	$1,487.5
Affiliated sales	—	34.6	32.9	(67.5)	—

Net sales	—	848.9	706.1	(67.5)	1,487.5
Cost of products sold	—	626.7	488.8	(67.5)	1,048.0
Advertising, selling, general and administrative expenses	20.6	156.9	129.5	—	307.0
Amortization of intangibles	0.1	2.0	2.8	—	4.9
Restructuring and asset impairment charges	—	—	2.9	—	2.9

Operating income (loss)	(20.7)	63.3	82.1	—	124.7
Interest (income) expense from affiliates	(22.6)	22.1	0.3	0.2	—
Interest (income) expense	25.5	(0.3)	4.6	(1.0)	28.8
Other (income) expense, net	(6.8)	(8.0)	14.0	0.8	—

Income (loss) before taxes, cumulative effect of change in accounting principle, minority interest and earnings (losses) of wholly owned subsidiaries	(16.8)	49.5	63.2	—	95.9
Income taxes	(7.0)	27.3	19.2	—	39.5
Minority interest, net of tax	—	—	0.2	—	0.2

Net income (loss) before change in accounting principle and earnings (losses) of wholly owned subsidiaries	(9.8)	22.2	43.8	—	56.2
Change in accounting principle, net of tax	—	—	3.3	—	3.3

Income (loss) before earnings (losses) of wholly owned subsidiaries	(9.8)	22.2	47.1	—	59.5
Earnings (losses) of wholly owned subsidiaries	69.3	27.8	—	(97.1)	—

Net income (loss)	$59.5	$50.0	$47.1	$(97.1)	$59.5

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Consolidating Income Statement

	Year Ended December 27, 2004
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
	(In millions of dollars)

Unaffiliated sales	$—	$621.8	$553.9	$—	$1,175.7
Affiliated sales	—	17.6	24.6	(42.2)	—

Net sales	—	639.4	578.5	(42.2)	1,175.7
Cost of products sold	—	451.7	400.8	(42.2)	810.3
Advertising, selling, general and administrative expenses	13.0	137.6	97.2	—	247.8
Amortization of intangibles	0.1	0.1	1.1	—	1.3
Restructuring and asset impairment charges	—	3.2	16.2	—	19.4

Operating income (loss)	(13.1)	46.8	63.2	—	96.9
Interest (income) expense from affiliates	(17.4)	17.4	—	—	—
Interest (income) expense	11.1	(0.2)	(2.4)	—	8.5
Other (income) expense, net	(0.4)	(5.2)	4.4	—	(1.2)

Income (loss) before earnings (losses) of wholly owned subsidiaries	(6.4)	34.8	61.2	—	89.6
Income taxes	(4.9)	12.0	14.0	—	21.1

Income (loss) before earnings (losses) of wholly owned subsidiaries	(1.5)	22.8	47.2	—	68.5
Earnings (losses) of wholly owned subsidiaries	70.0	6.5	—	(76.5)	—

Net income (loss)	$68.5	$29.3	$47.2	$(76.5)	$68.5

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Condensed Consolidating Statement of Cash Flows

	Year Ended December 31, 2006
			Non-
	Parent	Guarantors	Guarantors	Consolidated
	(In millions of dollars)

Net cash provided by (used by) operating activities:	$(61.8)	$65.0	$117.7	$120.9

Investing activities:
Additions to property, plant and equipment	—	(19.0)	(14.1)	(33.1)
Proceeds from the disposition of assets	—	5.1	4.5	9.6
Other investing activities	1.3	0.8	—	2.1

Net cash provided by (used by) investing activities	1.3	(13.1)	(9.6)	(21.4)
Financing activities:
Intercompany financing	115.5	(72.2)	(43.3)	—
Net dividends	—	2.6	(2.6)	—
Repayments of long-term debt	(83.0)	—	(72.1)	(155.1)
Repayments of short-term debt	—	—	(2.6)	(2.6)
Cost of debt issuance	(0.3)	—	—	(0.3)
Proceeds from the exercise of stock options	13.0	—	—	13.0

Net cash provided by (used by) financing activities	45.2	(69.6)	(120.6)	(145.0)
Effect of foreign exchange rate changes on cash	—	—	4.4	4.4
Net decrease in cash and cash equivalents	(15.3)	(17.7)	(8.1)	(41.1)
Cash and cash equivalents at the beginning of the period	17.9	24.2	49.0	91.1

Cash and cash equivalents at the end of the period	$2.6	$6.5	$40.9	$50.0

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Condensed Consolidating Statement of Cash Flows

	Year Ended December 31, 2005
			Non-
	Parent	Guarantors	Guarantors	Consolidated
	(In millions of dollars)

Net cash provided by operating activities:	$0.9	$16.8	$47.6	$65.3

Investing activities:
Additions to property, plant and equipment	(0.1)	(15.8)	(18.6)	(34.5)
Proceeds from the disposition of assets	—	0.1	2.4	2.5
Other investing activities	(11.1)	(1.8)	12.5	(0.4)

Net cash used by investing activities	(11.2)	(17.5)	(3.7)	(32.4)
Financing activities:
Decrease in parent company investment	(22.9)	—	—	(22.9)
Intercompany financing	(168.4)	309.3	(140.9)	—
Net dividends	(506.5)	21.1	(139.6)	(625.0)
Proceeds from long-term debt	750.0	—	200.0	950.0
Repayments of long-term debt	(1.0)	(293.7)	(4.8)	(299.5)
Proceeds from short-term debt	—	—	1.2	1.2
Cost of debt issuance	(27.5)	—	—	(27.5)
Proceeds from the exercise of stock options	4.5	1.6	0.1	6.2

Net cash provided by (used by) financing activities	28.2	38.3	(84.0)	(17.5)
Effect of foreign exchange rate changes on cash	—	—	(4.1)	(4.1)
Net increase (decrease) in cash and cash equivalents	17.9	37.6	(44.2)	11.3
Cash and cash equivalents at the beginning of the period	—	(13.4)	93.2	79.8

Cash and cash equivalents at the end of the period	$17.9	$24.2	$49.0	$91.1

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Condensed Consolidating Statement of Cash Flows

	Year Ended December 27, 2004
			Non-
	Parent	Guarantors	Guarantors	Consolidated
	(In millions of dollars)

Net cash provided by (used by) operating activities:	$(5.1)	$32.7	$37.3	$64.9

Investing activities:
Additions to property, plant and equipment	—	(16.5)	(11.1)	(27.6)
Proceeds from the disposition of assets	—	18.8	2.7	21.5

Net cash provided by (used by) investing activities	—	2.3	(8.4)	(6.1)
Financing activities:
Decrease in parent company investment	(43.8)	—	—	(43.8)
Intercompany financing	29.9	(49.1)	19.2	—
Net dividends	19.0	7.6	(26.6)	—
Repayments on short-term debt	—	—	(2.7)	(2.7)

Net cash provided by (used by) financing activities	5.1	(41.5)	(10.1)	(46.5)
Effect of foreign exchange rate changes on cash	—	—	7.0	7.0
Net increase (decrease) in cash and cash equivalents	—	(6.5)	25.8	19.3
Cash and cash equivalents at the beginning of the period	—	(6.9)	67.4	60.5

Cash and cash equivalents at the end of the period	$—	$(13.4)	$93.2	$79.8

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

ITEM 9A.	Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, the Company carried out an evaluation, under the supervision of, and with the participation of the Company’s Disclosure Committee, the Company’s management, and including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

The report called for by Item 308(a) of Regulation S-K is incorporated herein by reference to Report of Management on Internal Control Over Financial Reporting, included in Part II, Item 8 of this report.

The attestation report called for by Item 308(b) of Regulation S-K is incorporated herein by reference to Report of Independent Registered Public Accounting Firm, Internal Control over Financial Reporting, included in Part II, Item 8 of this report.

There has been no change in our internal control over financial reporting that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	Other Information

Not applicable.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Information required under this Item is contained in the Company’s 2007 Definitive Proxy Statement, which is to be filed with the Securities and Exchange Commission prior to April 30, 2007 and is incorporated herein by reference.

Code of Business Conduct and Ethics

The Company has adopted a code of business conduct and ethics as required by the listing standards of the New York Stock Exchange and rules of the SEC. This code applies to all of the Company’s directors, officers and employees. The code of business conduct is published and available at the Investor Relations Section of the Company’s internet website at www.accobrands.com. The Company will post on its website any amendments to, or waivers from, our code of business conduct applicable to any of its directors or executive officers. The foregoing information will be available in print to any shareholder who requests such information from ACCO Brands Corporation, 300 Tower Parkway, Lincolnshire, IL 60069, Attn: Office of the General Counsel.

ITEM 11.	Executive Compensation

Information required under this Item is contained in the Company’s 2007 Definitive Proxy Statement, for the Company’s 2007 Annual Meeting of Shareholders which is to be filed with the Securities and Exchange Commission prior to April 30, 2007 and is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of December 31, 2006 regarding the Company’s equity compensation plans. The only plan pursuant to which the Company may make equity grants is the Amended and Restated ACCO Brands Corporation 2005 Incentive Plan (the “2005 LTIP”) that was approved by the Company’s shareholders at the 2006 annual meeting, which is an amendment and restatement of the Company’s long-term incentive plan that was approved by the majority shareholder of the Company prior to the merger on August 3, 2005. On August 3, 2005 the Company’s majority shareholder also approved the Company’s 2005 Assumed Option and Restricted Stock Unit Plan (the “2005 Assumed Plan”) under which certain Fortune Brands options previously awarded to Company employees, and all GBC options and restricted stock units previously awarded to GBC employees and non-employee directors, were assumed by the Company upon consummation of the merger. Any equity compensation plan of GBC that existed prior to the merger was either terminated or otherwise could not be used for additional equity grants after the 2005 Assumed Plan was approved. Further, no additional equity grants could be made under the 2005 Assumed Plan. However, equity grants that were outstanding under these plans were not affected by the plans’ terminations or inability to issue additional equity grants.

Number of Securities
	Number of		Remaining Available
	Securities	Weighted Average	for Future Issuance
	to be Issued	Exercise Price of	Under Equity
	Upon Exercise of	Outstanding	Compensation Plans
	Outstanding Options,	Options, Warrants	(Excluding Securities
	Warrants and Rights.	and Rights.	Reflected in Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders(1)	4,612,292	$18.25	1,865,881	(2)
Equity compensation plans not approved by security holders	—	—	—
Total	4,612,292	$18.25	1,865,881

(1)	This number includes 1,741,751 common shares that were subject to issuance upon the exercise of stock options granted under the 2005 LTIP and 2,870,541 common shares that were subject to issuance upon the exercise of stock options pursuant to the 2005 Assumed Plan. The options covered by the Assumed Plan were converted to stock options to purchase Company common stock in connection with the merger. The weighted average exercise price in column (b) of the table reflects all such options.

(2)	These are shares available for grant as of December 31, 2006 under the 2005 LTIP pursuant to which the compensation committee of the Board of Directors may make various stock-based awards including grants of stock options, restricted stock, restricted stock units and performance share units. The 2005 LTIP has had 4.578 million shares authorized for issuance. In addition to these shares, the following shares will become available for grant under the 2005 LTIP and, to the extent such shares have become available as of December 31, 2006, they are included in the table as available for grant; (i) shares covered by outstanding awards under the 2005 LTIP that were forfeited or otherwise terminated; and, (ii) shares that are used to pay the exercise price of stock options and shares used to pay withholding taxes on equity awards generally. The 2005 Assumed Plan had 4,748,910 million shares initially authorized for issuance.

Other information required under this Item regarding the security ownership of management and certain other beneficial owners is contained under the caption “Certain Information Regarding Security Holdings” in the Company’s 2007 Definitive Proxy Statement, which is to be filed with the Securities and Exchange Commission prior to April 30, 2007 and is incorporated herein by reference.

ITEM 13.	Certain Relationships, Related Transactions and Director Independence

Information required under this Item is contained in the Company’s 2007 Definitive Proxy Statement, which is to be filed with the Securities and Exchange Commission prior to April 30, 2007 and is incorporated herein by reference.

ITEM 14.	Principal Accountant Fees and Services

Information required under this Item is contained in the Company’s 2007 Definitive Proxy Statement, which is to be filed with the Securities and Exchange Commission Prior to April 30, 2007 and is incorporated herein by reference.

ITEM 15.	Exhibits and Financial Statement Schedules

The following Exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission, as indicated in the description of each. We agree to furnish to the Commission upon request a copy of any instrument with respect to long-term debt not filed herewith as to which the total amount of securities authorized there under does not exceed 10 percent of our total assets on a consolidated basis.

(a) Financial Statements, Financial Statement Schedules and Exhibits

1. All Financial Statements

The following consolidated financial statements of the Company and its subsidiaries are filed as part of this report under Item 8 — Financial Statements and Supplementary Data, as part of this Report on Form 10-K:

2. Financial Statement Schedule:

Schedule II — Valuation and Qualifying Accounts and Reserves, for each of the Years Ended December 31, 2006 and 2005 and December 27, 2004.

3. Exhibits:

See Index to Exhibits on page 105 of this report.

EXHIBIT INDEX

Number	Description of Exhibit

2.1	Agreement and Plan of Merger, dated as of March 15, 2005, by and among Fortune Brands, Inc., ACCO World Corporation, Gemini Acquisition Sub, Inc. and General Binding Corporation (incorporated by reference to Annex A to the proxy statement/prospectus — information statement included in ACCO Brands Corporation’s Registration Statement on Form S-4 (File No. 333-124946))
2.2	Amendment to Agreement and Plan of Merger, dated as of August 4, 2005, by and among Fortune Brands, Inc., ACCO World Corporation, Gemini Acquisition Sub, Inc. and General Binding Corporation (incorporated by reference to Exhibit 2.2 to ACCO Brands Corporation’s Current Report on Form 8-K dated August 3, 2005 and filed August 8, 2005 (File No. 001-08454))
3.1	Restated Certificate of Incorporation of ACCO Brands Corporation (incorporated by reference to Exhibit 3.1 to ACCO Brands Corporation’s Current Report on Form 8-K dated August 12, 2005 and filed August 17, 2005 (File No. 001-08454))
3.2	Certificate of Designation of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.2 to ACCO Brands Corporation’s Current Report on Form 8-K filed August 17, 2005)
3.3	By-laws of ACCO Brands Corporation (incorporated by reference to Exhibit 3.3 to ACCO Brands Corporation’s Amendment to Current Report on Form 8-K/A dated September 21, 2005 (File No. 001-08454))
4.1	Indenture, dated as of August 5, 2005, between ACCO Financial, Inc. and Wachovia Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to ACCO Brands Corporation’s Current Report on Form 8-K dated August 3,2005 and filed August 8, 2005 (File No. 001-08454))
4.2	Supplemental Indenture, dated as of August 17, 2005, among ACCO Brands Corporation, the Guarantors signatory thereto and Wachovia Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to ACCO Brands Corporation’s Current Report on Form 8-K dated August 17, 2005 and filed August 23, 2005 (File No. 001-08454))
4.3	Registration Rights Agreement, dated as of August 5, 2005,among ACCO Finance I, Inc., Citigroup Global Markets Inc., Goldman, Sachs & Co., Harris Nesbitt Corp., ABN AMRO Incorporated, NatCity Investments, Inc. and Piper Jaffray & Co. (incorporated by reference to Exhibit 4.4 to ACCO Brands Corporation’s Current Report on Form 8-K dated August 3, 2005 and filed August 8, 2005 (File No. 001-08454))
4.4	Joinder Agreement, dated as of August 17, 2005, among ACCO Brands Corporation, the Guarantors signatory thereto and Citigroup Global Markets Inc. and Goldman, Sachs & Co., as representatives of the Initial Purchasers (incorporated by reference to Exhibit 4.2 to ACCO Brands Corporation’s Current Report on Form 8-K dated August 17, 2005 and filed August 23, 2005 (File No. 001-08454))
10.1	Registration Rights Agreement, dated as of March 15, 2005 by and between ACCO World Corporation and Lane Industries, Inc. (incorporated by reference to Exhibit 4.2 to ACCO Brands Corporation Form S-4/A filed June 22, 2005 (File No. 333-124946))
10.2	Credit Agreement, dated as of August 17, 2005, by and among ACCO Brands Corporation, ACCO Brands Europe Ltd., Furlon Holding B.V. (to be renamed ACCO Nederland Holdings B.V.) and the lenders and issuers party hereto, Citicorp North America, Inc., as Administrative Agent, and ABN AMRO Bank,N.V., as Syndication Agent (incorporated by reference to Exhibit 10.1 to ACCO Brands Corporation’s Current Report on Form 8-K dated August 17, 2005 and filed August 23, 2005 (File No. 001-08454))
10.3	Amendment No. 1 and Waiver to Credit Agreement among ACCO Brands Corporation, ACCO Nederland Holdings B.V. (as successor to Furlon Holding B.V.), ACCO Brands Europe Ltd., the lenders listed therein, Citicorp North America Inc., as administrative agent (incorporated by reference to Exhibit 10.1 to ACCO Brands Corporation’s Current Report on Form 8-K filed February 14, 2006)
10.4	Distribution Agreement, dated as of March 15, 2005, by and between Fortune Brands, Inc. and ACCO World Corporation (incorporated by reference to Annex B to the proxy statement/ prospectus — information statement included in ACCO Brands Corporation’s Registration Statement on Form S-4 (File No. 333-124946))

Number	Description of Exhibit

10.5	Amendment to Distribution Agreement, dated as of August 4, 2005, by and between Fortune Brands, Inc. and ACCO World Corporation (incorporated by reference to Exhibit 2.2 to ACCO Brands Corporation’s Current Report on Form 8-K dated August 3, 2005 and filed August 8, 2005 (File No. 001-08454))
10.6	ACCO Brands Corporation 2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to ACCO Brands Corporation’s Current Report on Form 8-K dated August 3, 2005 and filed August 8, 2005)
10.7	ACCO Brands Corporation 2005 Assumed Option and Restricted Stock Unit Plan, together with Sub-Plan A thereto (incorporated by reference to Exhibit 10.2 to ACCO Brands Corporation’s Current Report on Form 8-K dated August 3,2005 and filed August 8, 2005 (File No. 001-08454))
10.8	Copy of resolutions of the Board of Directors of ACCO, adopted August 3, 2005, approving the conversion to ACCO stock options of certain stock options granted pursuant to the Fortune Brands, Inc. 1999 Long-Term Incentive Plan (the “Fortune 1999 LTIP”), the Fortune Brands, Inc. 2003 Long-Term Incentive Plan (the “Fortune 2003 LTIP”), the General Binding Corporation 1989 Stock Option Plan, as amended and restated (the “GBC 1989 Stock Option Plan”), the General Binding Corporation 2001 Stock Incentive Plan for Employees (the “GBC 2001 Stock Plan”) and the General Binding Corporation Non-Employee Directors 2001 Stock Option Plan (the “GBC 2001 Directors Plan”) and the conversion to ACCO restricted stock units of certain restricted stock units that did not vest in full upon consummation of the merger of Acquisition Sub and GBC (incorporated by reference to Exhibit 10.4 to ACCO Brands Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 25, 2005 (File No. 001-08454))
10.9	ACCO Brands Corporation Annual Executive Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 to ACCO Brands Corporation’s Current Report on Form 8-K dated August 3, 2005 and filed August 8, 2005)
10.10	ACCO Brands Corporation Deferred Compensation Plan for Non-employee Directors (incorporated by reference to Exhibit 10.1 to ACCO Brands Corporation’s Current Report on Form 8-K filed December 12, 2005)
10.11	Tax Allocation Agreement, dated as of August 16, 2005,between ACCO World Corporation and Fortune Brands, Inc. (incorporated by reference to Exhibit 10.1 to ACCO Brands Corporation’s Current Report on Form 8-K dated August 12, 2005 and filed August 17, 2005)
10.12	Tax Allocation Agreement, dated as of August 16, 2005,between General Binding Corporation and Lane Industries, Inc. (incorporated by reference to Exhibit 10.2 to ACCO Brands Corporation’s Current Report on Form 8-K dated August 12, 2005 and filed August 17, 2005 (File No. 001-08454))
10.13	Transition Services Agreement, dated as of August 16, 2005,between ACCO World Corporation and Fortune Brands, Inc.(incorporated by reference to Exhibit 10.20 to ACCO Brands Corporation’s Registration Statement on Form S-4 (File No. 333-128784))
10.14	Description of changes to terms of oral employment agreements for David P. Campbell, Chairman of the Board of Directors and Chief Executive Officer, Neal V. Fenwick, Executive Vice President and Chief Financial Officer, Dennis L. Chandler, Chief Operating Officer, Office Products Division and Steven Rubin, Vice President, General Counsel and Secretary (incorporated by reference to Item 1.01 of ACCO Brands Corporation’s Current Report on Form 8-K dated September 27, 2005 and filed October 3, 2005 (File No. 001-08454))
10.15	Description of changes to terms of oral employment agreements for David D. Campbell, Chairman of the Board of Directors and Chief Executive Officer, Neal V. Fenwick, Executive Vice President and Chief Financial Officers, Dennis L. Chandler, Chief Operating Officer, Office Products Division, John E. Turner, President Industrial and Print Finishing Group and Boris Elisman, President — Kensington Computer Accessories (incorporated by reference to Item 1.01 of ACCO Brands Corporation’s Current Report on Form 8-K dated February 28, 2006 and filed March 6, 2006 (File No. 001-08454)
10.16	Employee Matters Agreement, dated as of March 15, 2005, by and among Fortune Brands, Inc., ACCO World Corporation and General Binding Corporation (incorporated by reference to Exhibit 10.2 to ACCO Brands Corporation’s Registration Statement on Form S-4 (File No. 333-124946))

Number	Description of Exhibit

10.17	Executive Severance/Change in Control Agreement, dated as of August 26, 2000, by and between Steven Rubin and GBC (incorporated by reference to Exhibit 10.15 to General Binding Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (File No. 001-08454))
10.18	Executive Severance/Change in Control Agreement, dated as of August 26, 2000, by and between John E. Turner and GBC (incorporated by reference to Exhibit 10.18 to General Binding Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (File No. 001-08454))
10.19	Letter Agreement, dated as of September 5, 2003, between ACCO World Corporation and Neal Fenwick, Executive Vice President, Finance and Administration of ACCO World Corporation. (incorporated by reference to Exhibit 10.6 to ACCO Brands Corporation’s Registration Statement on Form S-4 (File No. 333-124946))
10.20	Letter Agreement, dated November 8, 2000, as revised in January 2001, between ACCO World Corporation and Neal Fenwick, Executive Vice President, Finance and Administration of ACCO World Corporation. (incorporated by reference to Exhibit 10.7 to ACCO Brands Corporation’s Registration Statement on Form S-4 (File No. 333-124946))
10.21	Letter Agreement, dated September 8, 1999, between ACCO World Corporation and Neal Fenwick, Executive Vice President, Finance and Administration of ACCO World Corporation (incorporated by reference to Exhibit 10.8 to ACCO Brands Corporation’s Registration Statement on Form S-4 (File No. 333-124946))
10.22	ACCO Executive Severance Plan and Summary Plan Description, as Amended and Restated effective October 1, 2002 (incorporated by reference to Exhibit 10.9 to ACCO Brands Corporation’s Registration Statement on Form S-4 (File No. 333-124946))
10.23	Amended and Restated ACCO Brands Corporation 2005 Incentive Plan (incorporated by reference to Annex A of ACCO Brands Corporation’s definitive proxy statement filed April 4, 2006 (File No. 001-08454))
18.1	Letter dated March 20, 2006 from PricewaterhouseCoopers LLP, the Company’s registered public accounting firm, concerning a change in accounting principle (incorporated by reference to Exhibit 18.1 to Acco Brands Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 001-08454))
21.1	Subsidiaries of the registrant
23.1	Consent of PricewaterhouseCoopers LLP
24.1	Power of attorney
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

March 1, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on its behalf by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David D. Campbell David D. Campbell	Chairman of the Board and Chief Executive Officer (principal executive officer)	March 1, 2007

/s/ Neal V. Fenwick Neal V. Fenwick	Executive Vice President and Chief Financial Officer (principal financial officer)	March 1, 2007

/s/ Thomas P. O’Neill, Jr. Thomas P. O’Neill, Jr.	Vice President, Finance and Accounting (principal accounting officer)	March 1, 2007

/s/ George V. Bayly* George V. Bayly	Director	March 1, 2007

/s/ Dr. Patricia O. Ewers* Dr. Patricia O. Ewers	Director	March 1, 2007

/s/ G. Thomas Hargrove* G. Thomas Hargrove	Director	March 1, 2007

Signature	Title	Date

/s/ Robert J. Keller* Robert J. Keller	Director	March 1, 2007

/s/ Pierre E. Leroy* Pierre E. Leroy	Director	March 1, 2007

/s/ Gordon R. Lohman* Gordon R. Lohman	Director	March 1, 2007

/s/ Norman H. Wesley* Norman H. Wesley	Director	March 1, 2007

/s/ Neal V. Fenwick * Neal V. Fenwick as Attorney-in-Fact

ACCO Brands Corporation

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

SCHEDULE II

Allowances for Doubtful Accounts

Changes in the allowances for doubtful accounts were as follows:

	Years Ended
	December 31,	December 31,	December 27,
	2006	2005	2004
	(In millions of dollars)

Balance at beginning of year	$11.3	$6.1	$6.5
Additions charged to expense	1.7	0.1	—
Deductions — write offs	(3.0)	(3.4)	(0.7)
Acquisition of GBC	—	8.8	—
Foreign exchange changes	0.5	(0.3)	0.3

Balance at end of year	$10.5	$11.3	$6.1

Allowances for Sales Returns

Changes in the allowances for sales returns were as follows:

	Years Ended
	December 31,	December 31,	December 27,
	2006	2005	2004
	(In millions of dollars)

Balance at beginning of year	$16.8	$10.6	$11.5
Additions charged to expense	42.4	36.9	29.8
Deductions — returns	(42.5)	(37.6)	(30.9)
Acquisition of GBC	—	6.9	—
Foreign exchange changes	(0.1)	—	0.2

Balance at end of year	$16.6	$16.8	$10.6

Allowances for Cash Discounts

Changes in the allowances for cash discounts were as follows:

	Years Ended
	December 31,	December 31,	December 27,
	2006	2005	2004
	(In millions of dollars)

Balance at beginning of year	$1.9	$1.8	$1.3
Additions charged to expense	14.0	10.7	9.1
Acquisition of GBC	—	0.5	—
Deductions — discounts taken	(14.3)	(11.3)	(8.6)
Foreign exchange changes	—	0.2	—

Balance at end of year	$1.6	$1.9	$1.8

ACCO Brands Corporation

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

SCHEDULE II
(Continued)

Warranty Reserves

Changes in the reserve for warranty claims were as follows:

	Years Ended
	December 31,	December 31,	December 27,
	2006	2005	2004
	(In millions of dollars)

Balance at the beginning of the year	$4.4	$2.7	$1.2
Provision for warranties issued	4.0	2.0	3.4
Acquisition of GBC	—	2.6	—
Settlements made (in cash or in kind)	(2.3)	(2.9)	(1.9)

Balance at the end of year	$6.1	$4.4	$2.7

Income Tax Valuation Allowance

Changes in the deferred tax valuation allowances were as follows:

	Years Ended
	December 31,	December 31,	December 27,
	2006	2005	2004
	(In millions of dollars)

Balance at beginning of year	$28.5	$12.4	$16.4
Additions charged to expense	17.5	4.8	0.5
Acquisition of GBC	—	16.5	—
Deductions	(0.2)	(5.2)	(4.5)

Balance at end of year	$45.8	$28.5	$12.4