Form 10-Q
period 2007-03-31
ACCO BRANDS CORP
filed 2007-05-10
CIK 712034

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2007
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
Large accelerated filer ☑                    Accelerated filer ☐                    Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of May 1, 2007, the registrant had outstanding 53,964,343 shares of Common Stock.

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results of operations of the registrant could differ materially from those projected in the forward-looking statements as a result of a number of important factors. For a discussion of important factors that could affect our results, please refer to PART I ITEM 1A. Risk Factors discussed in the Company’s annual report on Form 10-K, and discussions set forth in PART I ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, below.
     Unless the context otherwise requires, the terms “ACCO Brands,” “we,” “us,” “our,” “the Company” and other similar terms refer to ACCO Brands Corporation and its consolidated subsidiaries.
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

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ACCO Brands Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

	March 31,	December 31,
(in millions of dollars)	2007	2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$31.0	$50.0
Accounts receivable, net	381.6	427.4
Inventories, net	288.1	277.6
Deferred income taxes	36.6	37.2
Other current assets	38.7	30.0

Total current assets	776.0	822.2
Property, plant and equipment, net	207.6	217.2
Deferred income taxes	80.8	79.2
Goodwill	439.1	438.3
Identifiable intangibles, net	232.0	233.6
Other assets	71.5	59.1

Total assets	$1,807.0	$1,849.6

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable to banks	$11.5	$4.7
Current portion of long-term debt	4.7	0.1
Accounts payable	182.3	189.2
Accrued compensation	27.6	36.5
Accrued customer program liabilities	97.7	121.9
Other current liabilities	125.9	143.7

Total current liabilities	449.7	496.1
Long-term debt	796.4	800.3
Deferred income taxes	98.7	99.7
Postretirement and other liabilities	71.0	69.5

Total liabilities	1,415.8	1,465.6

Commitments and Contingencies — Note 12

Common stock	0.6	0.6
Treasury stock	(1.1)	(1.1)
Paid-in capital	1,380.3	1,374.6
Accumulated other comprehensive loss	(48.8)	(50.1)
Accumulated deficit	(939.8)	(940.0)

Total stockholders’ equity	391.2	384.0

Total liabilities and stockholders’ equity	$1,807.0	$1,849.6

See notes to condensed consolidated financial statements.

ACCO Brands Corporation and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	March 31,
(in millions of dollars, except per share data)	2007	2006
Net sales	$445.9	$468.6

Cost of products sold	316.7	338.1
Advertising, selling, general and administrative expenses	112.9	107.5
Amortization of intangibles	2.6	2.5
Restructuring and asset impairment charges	0.7	6.8

Operating income	13.0	13.7
Interest expense, net	14.9	15.4
Other income, net	(0.9)	(1.5)

Loss before income taxes and minority interest	(1.0)	(0.2)
Income taxes	(1.3)	(0.2)
Minority interest, net of tax	0.1	0.1

Net income (loss)	$0.2	$(0.1)

Basic earnings per common share	$—	$—
Diluted earnings per common share:	$—	$—

Weighted average number of shares outstanding:
Basic	53.9	53.0
Diluted	54.9	53.0
See notes to condensed consolidated financial statements.

ACCO Brands Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(in millions of dollars)	2007	2006
Operating activities
Net income (loss)	$0.2	$(0.1)
Restructuring, impairment and other non-cash charges	0.3	0.4
Loss on sale of assets	—	0.1
Depreciation	8.2	9.4
Amortization of debt issuance costs	1.1	1.1
Amortization of intangibles	2.6	2.5
Stock-based compensation	3.7	4.5
Changes in balance sheet items:
Accounts receivable	46.7	35.7
Inventories	(9.3)	(0.9)
Other assets	(9.2)	(16.0)
Accounts payable	(6.8)	29.5
Accrued expenses and other liabilities	(52.5)	(36.8)
Income taxes	(2.7)	(4.5)
Other operating activities, net	(0.9)	0.3

Net cash (used) provided by operating activities	(18.6)	25.2
Investing activities
Additions to property, plant and equipment	(9.0)	(4.9)
Proceeds from the disposition of assets	0.1	0.4

Net cash used by investing activities	(8.9)	(4.5)
Financing activities
Repayments of long-term debt	—	(49.7)
Borrowings (repayments) of short-term debt, net	6.7	(2.1)
Proceeds from the exercise of stock options	1.9	3.6
Other financing activities	(0.1)	(0.1)

Net cash provided (used) by financing activities	8.5	(48.3)
Effect of foreign exchange rate changes on cash	—	0.4

Net decrease in cash and cash equivalents	(19.0)	(27.2)
Cash and cash equivalents
Beginning of period	50.0	91.1

End of period	$31.0	$63.9

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
     Certain reclassifications have been made in the prior period’s financial statements to conform to the current year presentation.
     The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Company believes the disclosures are adequate to make the information presented not misleading, certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K.
     The condensed consolidated balance sheet as of March 31, 2007, the related condensed consolidated statements of income for the three months ended March 31, 2007 and 2006, and the related condensed consolidated statements of cash flows for the three months ended March 31, 2007 and 2006 are unaudited. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required annually by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments consisting of only normal recurring adjustments necessary for a fair presentation of the financial statements have been included. Interim results may not be indicative of results for a full year.
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the reported assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.
     During the three months ended March 31, 2007, the Company identified certain customer program costs aggregating $1.7 million that were not correctly accrued as of December 31, 2006. Management assessed the impact of this error on prior-period annual and quarterly financial statements, as well as its estimate of current year earnings, and determined that the required adjustments were not material to any of the periods. Accordingly, the Company recorded an adjustment during the three months ended March 31, 2007 to correct the error, resulting in a reduction to net sales and pre-tax income of $1.7 million.
     On January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. As a result of the implementation of FIN 48, the Company did not recognize an increase or decrease in the liability for unrecognized tax benefits.
     Effective January 1, 2007, the Company realigned and reclassified certain businesses, resulting in a change in the Company’s reportable segments. Prior year amounts included herein have been restated to conform to the current year presentation.
2. Significant Accounting Policies
Income Taxes
     In accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, deferred tax liabilities or assets are established for temporary differences between financial and tax reporting bases and are subsequently adjusted to reflect changes in tax rates expected to be in effect when the temporary differences reverse. A valuation allowance is recorded to reduce deferred tax assets to an amount that is more likely than not to be realized.
     The amount of income taxes that we pay is subject to ongoing audits by federal, state and foreign tax authorities. The Company’s estimate of the potential outcome of any uncertain tax position is subject to management’s assessment of relevant risks, facts and circumstances existing at each reporting date. Tax positions are recognized as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority, when it is more likely than not, based on technical merits, that the position will be sustained upon examination. Any differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in an increase in a liability for income taxes payable or a reduction of an income tax refund receivable; a reduction in a deferred tax asset or an increase in a deferred tax liability; or both.
     The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income taxes in its results of operations.
3. Information on Business Segments
     As of January 1, 2007, the Company realigned and reclassified certain businesses, resulting in the following changes:
•	The Company created a new business segment, the Document Finishing Group, which consists of the following businesses:
•	the businesses comprising its former Other Commercial segment (consisting of the Document Finishing and Day-Timers businesses);

•	the Company’s document communication business, which was transferred from the Office Products Group; and

•	the Company’s high speed and other binding business, which was transferred from the former Industrial Print Finishing Group (“IPFG”) business segment.
•	In addition, the remaining components of the former IPFG business segment began reporting as the Commercial Laminating Solutions Group business segment to more appropriately reflect the remaining operations.
     The Company’s realigned business segments are further described below.
Office Products Group
     Office Products includes three broad consumer-focused product groupings throughout our global operations. These product groupings are: Workspace Tools (stapling and punch products and supplies), Visual Communication (dry erase boards, easels, laser pointers, overhead projectors and supplies) and Storage and Organization (storage bindery, filing systems, and business essentials). Our businesses, principally in North America, Europe and Asia-Pacific, distribute and sell such products on a regional basis.
     Our office products are manufactured internally or sourced from outside suppliers. The customer base to which our office products are sold is made up of large global and regional resellers of our product. It is through these large resellers that the Company’s office products reach the end consumer.
Document Finishing Group
     The Document Finishing Group provides document solutions throughout a document’s lifecycle. Primary solutions include Finishing (binding, lamination and punching equipment, binding and lamination supplies, report covers, and custom and stock binders and folders), Archival (report covers), Destruction (shredders) and Services (machine maintenance and repair services). Also included in this business is our Personal Planning Solutions business (personal organization tools, including time management products), primarily under the Day-Timer® brand name.
     Document Finishing products are manufactured both internally and by third party manufacturing partners. Products are sold directly to high volume end users, commercial reprographic centers and indirectly to lower volume consumers worldwide.
     Our Day-Timers business includes U.S., New Zealand and U.K. operating companies, which sell products regionally to consumers, primarily utilizing their own manufacturing, customer service and distribution structures. Approximately two-thirds of the Day-Timers business is through the direct channel, which markets product through periodic sales catalogs and ships product directly to our end-user customer. The remainder of the business sells to large resellers and commercial dealers.

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
     All of our computer products are manufactured to our specifications by third party suppliers, principally in Asia, and are stored, shipped and distributed from our regional facilities. Our Computer Products are sold primarily to consumer electronic retailers, information technology value added resellers, original equipment manufacturers and office products retailers.
Commercial Laminating Solutions Group
     The Commercial Laminating Solutions Group (“CLSG”) targets book publishers, “print-for-pay” and other finishing customers who use our professional grade finishing equipment and supplies. CLSG’s primary products include thermal and pressure-sensitive laminating films, mid-range and commercial high-speed laminators and large-format digital print laminators. CLSG’s products and services are sold worldwide through direct, dealer and other channels.
     Financial information by reportable segment is set forth below. All prior year information has been restated to reflect the January 1, 2007 changes in business segments.
     Net sales by business segment are as follows:

	Three Months Ended
	March 31,
(in millions of dollars)	2007	2006
Office Products Group	$217.3	$230.5
Document Finishing Group	137.7	141.6
Computer Products Group	49.4	51.9
Commercial Laminating Solutions Group	41.5	44.6

Net sales	$445.9	$468.6

Operating income by business segment is as follows (a):

	Three Months Ended
	March 31,
(in millions of dollars)	2007	2006
Office Products Group	$11.4	$5.8
Document Finishing Group	3.7	5.9
Computer Products Group	5.6	8.3
Commercial Laminating Solutions Group	0.6	3.2

Subtotal	21.3	23.2
Corporate	(8.3)	(9.5)

Operating income	13.0	13.7
Interest expense	14.9	15.4
Other income	(0.9)	(1.5)

Loss before taxes and minority interest	$(1.0)	$(0.2)

(a)	Operating income as presented in the segment table above is defined as i) net sales; ii) less cost of products sold; iii) less advertising, selling, general and administrative expenses; iv) less amortization of intangibles; and v) less restructuring charges.

     Segment assets:
     The following table presents the measure of segment assets used by the Company’s chief operating decision maker (b), as required by Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information.

	March 31,	December 31,
(in millions of dollars)	2007	2006
Office Products Group	$474.1	$492.4
Document Finishing Group	268.9	280.3
Computer Products Group	100.3	100.4
Commercial Laminating Solutions Group	88.5	84.5

Total segment assets	931.8	957.6
Unallocated assets	872.4	889.0
Corporate	2.8	3.0

Total assets	$1,807.0	$1,849.6

(b)	Represents total assets, excluding: goodwill and identifiable intangibles resulting from business acquisitions, intercompany balances, cash, deferred taxes, prepaid pension assets, prepaid debt issuance costs and joint ventures accounted for on the equity basis.
     As a supplement to the presentation of segment assets presented above, the table below presents segment assets, including the allocation of identifiable intangible assets and goodwill resulting from business combinations (c).

	March 31,	December 31,
(in millions of dollars)	2007	2006
Office Products Group	$838.4	$857.0
Document Finishing Group	433.8	445.4
Computer Products Group	108.7	108.7
Commercial Laminating Solutions Group	222.0	218.4

Total segment assets	1,602.9	1,629.5
Unallocated assets	201.3	217.1
Corporate	2.8	3.0

Total assets	$1,807.0	$1,849.6

(c)	Represents total assets, excluding: intercompany balances, cash, deferred taxes, prepaid pension assets, prepaid debt issuance costs and joint ventures accounted for on the equity basis.
4. Restructuring and Restructuring-Related Charges
     In March of 2005, the Company announced its plan to merge with General Binding Corporation (“GBC”) and took certain restructuring actions in preparation for the merger. Subsequent to the merger, significant restructuring actions have been initiated, which have resulted in the closure or consolidation of facilities that are engaged in manufacturing and distributing the Company’s products, primarily in North America and Europe. The Company recorded pre-tax restructuring and asset impairment charges of $0.7 million and $6.8 million during the three months ended March 31, 2007 and 2006, respectively, related to these actions. Additional charges are expected to be incurred throughout 2007 and 2008 as the Company continues to identify and implement the specific phases of its strategic and business integration plans.
     A summary of the activity in the restructuring accounts and a reconciliation of the liability for, and as of, the three months ended March 31, 2007 are as follows:

	Balance at			Non-cash	Balance at
	December 31,		Cash	Write-offs/	March 31,
(in millions of dollars)	2006	Total Provision	Expenditures	Currency Change	2007

Employee termination costs	$18.0	$0.3	$(1.7)	$—	$16.6
Termination of lease agreements	4.5	—	(2.2)	—	2.3
Other	—	0.1	(0.1)	—	—

Subtotal	22.5	0.4	(4.0)	—	18.9
Asset impairments(1)	—	0.3	—	(0.3)	—
Net loss on disposal of assets resulting from restructuring activities	0.1	—	—	—	0.1

Total rationalization of operations	$22.6	$0.7	$(4.0)	$(0.3)	$19.0

(1)	Included in the total restructuring provision recognized during the three months ended March 31, 2007 is a pre-tax charge of $0.3 million related to the exit of a facility meeting the criteria for recognition as an impaired disposal group as defined by SFAS 144, Impairment or Disposal of Long-Lived Assets. The decision to exit the facility was a part of the restructuring actions undertaken subsequent to the Company’s merger with GBC.
     Of the 1,065 positions planned for elimination under restructuring initiatives provided for through March 31, 2007, 480 had been eliminated as of the balance sheet date.
     Management expects the $16.6 million employee termination costs balance to be substantially paid within the next twelve months. Lease costs included in the $2.3 million balance are expected to continue until the last lease terminates in 2013.
     In association with the Company’s restructuring activities, certain restructuring-related costs were expensed to cost of products sold and advertising, selling, general and administrative expense in the income statement. These charges were principally related to the implementation of the new company footprint, including internal and external project management costs, and to strategic product category exits. For the three months ended March 31, 2007 and 2006 these charges totaled $6.8 million and $1.9 million, respectively. The Company expects to record additional amounts as it continues its restructuring initiatives. In addition, the final charges related to planning for the integration of ACCO Brands and GBC businesses of $0.9 million were recorded during the three months ended March 31, 2006 and were classified in advertising, selling, general and administrative expense in the income statement.
5. Acquisition and Merger
     On August 17, 2005, ACCO Brands acquired 100% of the outstanding common stock of GBC. The results of GBC’s operations have been included in ACCO Brands’ consolidated financial statements since the merger date.
     The determination of goodwill required in the purchase price allocation related to the acquisition included accruals for certain estimated costs, including those related to the closure of GBC facilities, the termination of GBC lease agreements and to GBC employee-related severance arrangements. The amount provided for these costs as of the date of acquisition was $34.2 million.
     The following table provides a reconciliation of the activity by cost category from December 31, 2006 through March 31, 2007.

				Non-cash
	Balance at	Additions and		Write-offs/	Balance at
	December 31,	Adjustments to	Cash	Currency	March 31,
(in millions of dollars)	2006	Reserve	Expenditures	Change	2007
Employee termination costs	$7.7	$—	$(1.3)	$0.1	$6.5
Termination of lease agreements	8.2	—	(0.6)	—	7.6
Other	1.7	—	(0.1)	—	1.6

Total	$17.6	$—	$(2.0)	$0.1	$15.7

6. Stock -Based Compensation
     The following table summarizes the Company’s stock-based compensation (including stock options, restricted stock units (“RSUs”) and performance stock units (“PSUs”)) for the three months ended March 31, 2007 and 2006.

	Three Months Ended March, 31,
(in millions of dollars)	2007	2006
Stock option compensation expense	$2.2	$3.1
RSU compensation expense	0.8	0.7
PSU compensation expense	0.7	0.7

Total	$3.7	$4.5

     Unrecognized compensation cost related to unvested stock options, RSUs and PSUs was approximately $7.8 million, $6.7 million and $9.8 million, respectively, as of March 31, 2007.
     On March 16, 2007, the Company’s Board of Directors approved a stock compensation grant, which consisted of 301,250 stock options, 145,700 RSUs and 287,750 PSUs.
7. Inventories
     Inventories are stated at the lower of cost or market value. The components of inventories were as follows:

	March 31,	December 31,
(in millions of dollars)	2007	2006
Raw materials	$38.5	$37.0
Work in process	11.5	10.8
Finished goods	238.1	229.8

Total inventories	$288.1	$277.6

8. Goodwill and Intangibles
     Goodwill
     As discussed in Note 3, as of January 1, 2007, the Company realigned and reclassified certain businesses and began reporting under this new structure in the first quarter of 2007. The December 31, 2006 goodwill balances presented below have been reallocated to the new reportable business segments to reflect this new structure. The goodwill balances by business segment as of December 31, 2006 and March 31, 2007 are as follows:

(in millions of dollars)	Balance at	Translation	Balance at
Reportable Segment	December 31, 2006	and Other	March 31, 2007
Office Products Group	$204.4	$0.1	$204.5
Document Finishing Group	133.7	0.4	134.1
Computer Products Group	6.9	—	6.9
Commercial Lamination Solutions Group	93.3	0.3	93.6

Total	$438.3	$0.8	$439.1

     Identifiable Intangible Assets
     The gross carrying value and accumulated amortization by class of identifiable intangible assets as of March 31, 2007 and December 31, 2006 are as follows:

	March 31, 2007				December 31, 2006
	Gross			Net	Gross			Net
	Carrying	Accumulated		Book	Carrying	Accumulated		Book
(in millions of dollars)	Amounts	Amortization		Value	Amounts	Amortization		Value
Indefinite-lived intangible assets:
Trade names	$192.3	$(44.5	)(1)	$147.8	$192.3	$(44.5	)(1)	$147.8
Amortizable intangible assets:
Trade names	69.9	(24.5)		45.4	69.8	(23.9)		45.9
Customer and contractual relationships	39.5	(11.3)		28.2	39.4	(9.7)		29.7
Patents/proprietary technology	12.9	(2.3)		10.6	12.1	(1.9)		10.2

Subtotal	122.3	(38.1)		84.2	121.3	(35.5)		85.8

Total identifiable intangibles	$314.6	$(82.6)		$232.0	$313.6	$(80.0)		$233.6

(1)	Accumulated amortization prior to the adoption of SFAS No. 142, Goodwill and Other Intangible Assets.
     The Company’s intangible amortization was $2.6 million and $2.5 million for the three months ended March 31, 2007 and 2006, respectively. Estimated 2007 amortization is $10.3 million, and is expected to decline by approximately $1.0 million for each of the five years following.
9. Pension and Other Retiree Benefits
     The components of net periodic benefit cost for pension and postretirement plans for the three months ended March 31, 2007 and 2006 are as follows:

	Three Months Ended March 31,
	Pension Benefits				Postretirement
	U.S.		International
(in millions of dollars)	2007	2006	2007	2006	2007	2006
Service cost	$2.2	$1.3	$1.5	$1.2	$0.1	$0.1
Interest cost	2.1	2.0	3.7	2.9	0.2	0.2
Expected return on plan assets	(2.8)	(2.8)	(4.9)	(3.9)	—	—
Amortization of prior service cost	—	—	0.1	0.3	—	—
Amortization of net loss (gain)	0.3	0.3	0.7	0.6	(0.2)	(0.2)

Total net periodic benefit cost	$1.8	$0.8	$1.1	$1.1	$0.1	$0.1

The company expects to contribute approximately $10.0 million to its pension plans in 2007. For the three months ended March 31, 2007, the Company has contributed approximately $1.6 million to these plans.
10. Long-term Debt and Short-term Borrowings
     Notes payable and long-term debt consisted of the following at March 31, 2007 and December 31, 2006:

	March 31,	December 31,
(in millions of dollars)	2007	2006
U.S. Dollar Senior Secured Term Loan Credit Facility (weighted-average floating interest rate of 7.11% at March 31, 2007 and 7.12% at December 31, 2006)	$316.0	$316.0
British Pound Senior Secured Term Loan Credit Facility (weighted-average floating interest rate of 7.30% at March 31, 2007 and 7.20% at December 31, 2006)	66.2	66.3
Euro Senior Secured Term Loan Credit Facility (weighted-average floating interest rate of 5.58% at March 31, 2007 and 5.61% at December 31, 2006)	68.2	67.5
U.S. Dollar Senior Secured Revolving Credit Facility (floating interest rate of 9.25% at March 31, 2007)	6.6	—
U.S. Dollar Senior Subordinated Notes, due 2015 (fixed interest rate of 7.625%)	350.0	350.0
Other borrowings	5.6	5.3

Total debt	812.6	805.1
Less: current portion	(16.2)	(4.8)

Total long-term debt	$796.4	$800.3

     As more fully described in the Company’s 2006 annual report on Form 10-K, the Company must meet certain restrictive debt covenants under the senior secured credit facilities. The indenture governing the senior subordinated notes also contains certain covenants. As of and for the periods ended March 31, 2007 and December 31, 2006, the Company was in compliance with all applicable covenants.
11. Earnings per Share
     Total outstanding shares as of March 31, 2007 and 2006 were 53.9 million and 53.1 million, respectively. The calculation of basic earnings per common share is based on the weighted average number of common shares outstanding in the year, or period, over which they were outstanding. The Company’s diluted earnings per common share assume that any common shares outstanding were increased by shares that would be issued upon exercise of those stock options for which the average market price for the period exceeds the exercise price; less, the shares that could have been purchased by the Company with the related proceeds, including compensation expense measured but not yet recognized, net of tax.

	Three Months Ended March 31,
(in millions)	2007	2006 (1)
Weighted average number of common shares outstanding — basic	53.9	53.0
Employee stock options	0.8	—
Restricted stock units	0.2	—

Adjusted weighted-average shares and assumed conversions — diluted	54.9	53.0

(1)	The Company has dilutive shares related to stock options and restricted stock units that were granted under the Company’s stock compensation plans. As the Company had a net loss for the three months ended March 31, 2006, potentially dilutive shares (aggregating 1.0 million shares) were not included in the 2006 diluted earnings per share calculation as they would have been anti-dilutive.
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
13. Comprehensive Income
     Comprehensive income is defined as net income and other changes in stockholders’ equity from transactions and other events from sources other than stockholders, including currency translation gains and losses. Total comprehensive income (loss) recognized during the three months ended March 31, 2007 and 2006 was $1.5 million and $(5.9) million, respectively.
14. Income Taxes
     For the three months ended March 31, 2007, the Company recorded an income tax benefit of $1.3 million versus a tax benefit of $0.2 million recorded in the prior year. The benefit in the current year was due to the pre-tax loss as well as an excess foreign tax credit associated with a dividend received.
     The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. All tax returns filed by ACCO Brands legacy entities for tax years ended on or before August 15, 2005 are subject to a tax indemnification agreement between the Company and Fortune Brands, Inc. (“Fortune Brands”). Pursuant to that agreement,

Fortune Brands will reimburse ACCO Brands for cumulative taxes, interest, penalties, and out of pocket expenses incurred in excess of $1 million related to the examination of such tax returns.
     The U.S. federal statute of limitations remains open for the year 2005 and onward. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from 3 to 5 years. Years still open to examination by foreign tax authorities in major jurisdictions include Canada (2002 onward) and the United Kingdom (2005 onward). The Company is currently under examination in various foreign jurisdictions.
     On January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. As a result of the implementation of FIN 48, the Company recognized no increase or decrease in the liability for unrecognized tax benefits. The amount of unrecognized tax benefits as of January 1, 2007 is $6.5 million, of which $4.5 million would affect the Company’s effective tax rate, if recognized. These amounts did not materially change as of March 31, 2007. The Company expects the amount of unrecognized tax benefits to change within the next twelve months but these changes are not expected to have a significant impact on the Company’s results of operations or financial position.
     The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income taxes in its results of operations. As of January 1, 2007, the Company had no net amount accrued for interest and penalties.
15. Condensed Consolidated Financial Information
     The Company’s 100% owned domestic subsidiaries are required to jointly and severally, fully and unconditionally guarantee certain outstanding notes issued by the Company. Rather than filing separate financial statements for each guarantor subsidiary with the Securities and Exchange Commission, the Company has elected to present the following consolidating financial statements, which detail the results of operations for the three months ended March 31, 2007 and 2006, cash flows for the three months ended March 31, 2007 and 2006 and financial position as of March 31, 2007 and December 31, 2006 of the Company and its guarantor and non-guarantor subsidiaries (in each case carrying investments under the equity method), and the eliminations necessary to arrive at the reported consolidated financial statements of the Company.

Condensed Consolidating Balance Sheets (Unaudited)

	March 31, 2007
			Non-
(in millions of dollars)	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$0.7	$3.4	$26.9	$—	$31.0
Accounts receivable, net	—	160.8	220.8	—	381.6
Inventory, net	—	142.5	145.6	—	288.1
Receivables from affiliates	328.1	52.1	—	(380.2)	—
Deferred income taxes	19.0	8.9	8.7	—	36.6
Other current assets	0.8	19.5	18.4	—	38.7

Total current assets	348.6	387.2	420.4	(380.2)	776.0
Property, plant and equipment, net	0.3	96.5	110.8	—	207.6
Deferred income taxes	14.4	16.2	50.2	—	80.8
Goodwill	—	264.9	174.2	—	439.1
Identifiable intangibles, net	70.2	98.0	63.8	—	232.0
Other assets	18.3	8.7	44.5	—	71.5
Investment in, long-term receivable from, affiliates	837.9	807.7	200.1	(1845.7)	—

Total assets	$1,289.7	$1,679.2	$1,064.0	$(2,225.9)	$1,807.0

Liabilities and Stockholders’ Equity
Current liabilities
Notes payable to banks	$6.6	$—	$4.9	$—	$11.5
Current portion of long-term debt	—	—	4.7	—	4.7
Accounts payable	—	96.3	86.0	—	182.3
Accrued customer program liabilities	—	46.4	51.3	—	97.7
Other current liabilities	—	69.1	84.4	—	153.5
Payables to affiliates	6.2	620.9	272.9	(900.0)	—

Total current liabilities	12.8	832.7	504.2	(900.0)	449.7
Long-term debt	666.0	—	130.4	—	796.4
Long-term notes payable to affiliates	178.2	99.2	14.4	(291.8)	—
Deferred income taxes	13.4	13.0	72.3	—	98.7
Postretirement and other liabilities	28.1	16.6	26.3	—	71.0

Total liabilities	898.5	961.5	747.6	(1,191.8)	1,415.8
Stockholders’ equity
Common stock	0.6	600.9	33.2	(634.1)	0.6
Treasury stock, at cost	(1.1)	—	—	—	(1.1)
Paid-in capital	1,380.3	611.2	247.2	(858.4)	1,380.3
Accumulated other comprehensive income (loss)	(48.8)	(24.0)	(10.3)	34.3	(48.8)
Accumulated (deficit) retained earnings	(939.8)	(470.4)	46.3	424.1	(939.8)

Total stockholders’ equity	391.2	717.7	316.4	(1,034.1)	391.2

Total liabilities and stockholders’ equity	$1,289.7	$1,679.2	$1,064.0	$(2,225.9)	$1,807.0

Condensed Consolidating Balance Sheets

	December 31, 2006
			Non-
(in millions of dollars)	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$2.6	$6.5	$40.9	$—	$50.0
Accounts receivable, net	—	204.9	222.5	—	427.4
Inventory, net	—	139.2	138.4	—	277.6
Receivables from affiliates	339.4	48.9	28.8	(417.1)	—
Deferred income taxes	9.6	24.2	3.4	—	37.2
Other current assets	0.9	14.9	14.2	—	30.0

Total current assets	352.5	438.6	448.2	(417.1)	822.2
Property, plant and equipment, net	0.2	95.0	122.0	—	217.2
Deferred income taxes	37.5	26.7	15.0	—	79.2
Goodwill	—	265.1	173.2	—	438.3
Identifiable intangibles, net	70.2	103.9	59.5	—	233.6
Prepaid pension	—	—	8.7	—	8.7
Other assets	19.1	9.1	22.2	—	50.4
Investment in, long-term receivable from, affiliates	820.6	838.7	247.0	(1,906.3)	—

Total assets	$1,300.1	$1,777.1	$1,095.8	$(2,323.4)	$1,849.6

Liabilities and Stockholders’ Equity
Current liabilities
Notes payable to banks	$—	$—	$4.7	$—	$4.7
Current portion of long-term debt	—	—	0.1	—	0.1
Accounts payable	—	99.7	89.5	—	189.2
Accrued customer program liabilities	—	66.1	55.8	—	121.9
Other current liabilities	11.3	81.1	87.8	—	180.2
Payables to affiliates	8.6	628.2	310.4	(947.2)	—

Total current liabilities	19.9	875.1	548.3	(947.2)	496.1
Long-term debt	666.0	—	134.3	—	800.3
Long-term notes payable to affiliates	178.2	102.0	13.7	(293.9)	—
Deferred income taxes	25.6	45.7	28.4	—	99.7
Postretirement and other liabilities	26.4	16.4	26.7	—	69.5

Total liabilities	916.1	1,039.2	751.4	(1,241.1)	1,465.6
Stockholders’ equity
Common stock	0.6	600.9	33.4	(634.3)	0.6
Treasury stock, at cost	(1.1)	—	—	—	(1.1)
Paid-in capital	1,374.6	611.2	262.1	(873.3)	1,374.6
Accumulated other comprehensive income (loss)	(50.1)	(23.8)	(7.7)	31.5	(50.1)
Accumulated (deficit) retained earnings	(940.0)	(450.4)	56.6	393.8	(940.0)

Total stockholders’ equity	384.0	737.9	344.4	(1,082.3)	384.0

Total liabilities and stockholders’ equity	$1,300.1	$1,777.1	$1,095.8	$(2,323.4)	$1,849.6

Condensed Consolidating Income Statements (Unaudited)

	Three months ended March 31, 2007
			Non-
(in millions of dollars)	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Unaffiliated sales	$—	$223.2	$222.7	$—	$445.9
Affiliated sales	—	16.0	11.4	(27.4)	—

Net sales	—	239.2	234.1	(27.4)	445.9
Cost of products sold	—	176.9	167.2	(27.4)	316.7
Advertising, selling, general and administrative expenses	10.4	55.1	47.4	—	112.9
Amortization of intangibles	—	1.5	1.1	—	2.6
Restructuring and asset impairment charges	—	(0.1)	0.8	—	0.7

Operating (loss) income	(10.4)	5.8	17.6	—	13.0
Interest (income) expense from affiliates	(0.3)	(0.4)	0.7	—	—
Interest expense	10.1	2.7	2.1	—	14.9
Other (income) expense, net	(0.8)	(2.4)	2.3	—	(0.9)

(Loss) income before taxes, minority interest and earnings (losses) of wholly owned subsidiaries	(19.4)	5.9	12.5	—	(1.0)
Income taxes	(4.9)	0.4	3.2	—	(1.3)
Minority interest, net of tax	—	—	0.1	—	0.1

(Loss) income before earnings (losses) of wholly owned subsidiaries	(14.5)	5.5	9.2	—	0.2
Earnings (losses) of wholly owned subsidiaries	14.7	4.0	—	(18.7)	—

Net income (loss)	$0.2	$9.5	$9.2	$(18.7)	$0.2

	Three months ended March 31, 2006
			Non-
(in millions of dollars)	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Unaffiliated sales	$—	$246.2	$222.4	$—	$468.6
Affiliated sales	—	16.8	13.2	(30.0)	—

Net sales	—	263.0	235.6	(30.0)	468.6
Cost of products sold	—	199.3	168.8	(30.0)	338.1
Advertising, selling, general and administrative expenses	11.8	51.8	43.9	—	107.5
Amortization of intangibles	—	1.3	1.2	—	2.5
Restructuring and asset impairment charges	0.1	2.4	4.3	—	6.8

Operating (loss) income	(11.9)	8.2	17.4	—	13.7
Interest (income) expense from affiliates	(0.3)	—	0.3	—	—
Interest expense (income)	12.9	0.1	2.7	(0.3)	15.4
Other (income) expense, net	(1.3)	0.3	(0.8)	0.3	(1.5)

(Loss) income before taxes and earnings (losses) of wholly owned subsidiaries	(23.2)	7.8	15.2	—	(0.2)
Income taxes	(4.0)	(1.2)	5.0	—	(0.2)
Minority interest, net of tax	—	—	0.1	—	0.1

(Loss) income before earnings (losses) of wholly owned subsidiaries	(19.2)	9.0	10.1	—	(0.1)
Earnings (losses) of wholly owned subsidiaries	19.1	5.1	—	(24.2)	—

Net (loss) income	$(0.1)	$14.1	$10.1	$(24.2)	$(0.1)

Condensed Consolidating Statement of Cash Flows (Unaudited)

	Three Months Ended March 31, 2007
			Non-
(in millions of dollars)	Parent	Guarantors	Guarantors	Consolidated
Net cash provided by (used by) operating activities	$(21.8)	$11.9	$(8.7)	$(18.6)

Investing activities:
Additions to property, plant and equipment	—	(6.2)	(2.8)	(9.0)
Proceeds from the disposition of assets	—	—	0.1	0.1
Net cash provided by (used by) investing activities	—	(6.2)	(2.7)	(8.9)

Financing activities:
Intercompany financing	11.5	(12.3)	0.8	—
Net dividends	—	3.5	(3.5)	—
Borrowings (repayments) of short-term debt	6.6	—	0.1	6.7
Proceeds from the exercise of stock options	1.9	—	—	1.9
Other financing activities	(0.1)	—	—	(0.1)

Net cash provided by (used by) financing activities	19.9	(8.8)	(2.6)	8.5
Effect of foreign exchange rate changes on cash	—	—	—	—
Net decrease in cash and cash equivalents	(1.9)	(3.1)	(14.0)	(19.0)
Cash and cash equivalents at the beginning of the period	2.6	6.5	40.9	50.0

Cash and cash equivalents at the end of the period	$0.7	$3.4	$26.9	$31.0

	Three Months Ended March 31, 2006
			Non-
(in millions of dollars)	Parent	Guarantors	Guarantors	Consolidated
Net cash (used by) provided by operating activities	$(24.7)	$29.1	$20.8	$25.2

Investing activities:
Additions to property, plant and equipment	—	(2.5)	(2.4)	(4.9)
Proceeds from the disposition of assets	—	0.2	0.2	0.4

Net cash provided by (used by) investing activities	—	(2.3)	(2.2)	(4.5)
Financing activities:
Intercompany financing	32.6	(14.8)	(17.8)	—
Repayments on long-term debt	(29.0)	—	(20.7)	(49.7)
Repayments on short-term debt	—	—	(2.1)	(2.1)
Proceeds from the exercise of stock options	3.6	—	—	3.6
Other financing activities	(0.1)	—	—	(0.1)

Net cash provided by (used by) financing activities	7.1	(14.8)	(40.6)	(48.3)
Effect of foreign exchange rate changes on cash	—	—	0.4	0.4
Net increase (decrease) in cash and cash equivalents	(17.6)	12.0	(21.6)	(27.2)
Cash and cash equivalents at the beginning of the period	17.9	24.2	49.0	91.1

Cash and cash equivalents at the end of the period	$0.3	$36.2	$27.4	$63.9

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
     Our customers include commercial contract stationers (such as Office Depot, Staples, Corporate Express and OfficeMax), retail superstores, wholesalers, distributors, mail order catalogs, mass merchandisers, club stores and dealers. We also supply our products to commercial and industrial end-users and to the educational market.
     We enhance shareholder value by building our leading brands to generate sales, earn profits and create cash flow. We do this by targeting the premium end of select categories, which are characterized by high brand equity, high customer loyalty and a reasonably high price gap between branded and private label products. Our participation in private label or value categories is limited to areas where we believe we have an economic advantage or where it is necessary to merchandise a complete category. We completed the sale of the storage box business during the third quarter of 2006, announced the discontinuance of the Kensington cleaning product category as of the end of the first quarter of 2006, and discontinued certain other low-margin products in the Office Products and Document Finishing Groups in 2006. In aggregate, these actions represent approximately $70 million of annual net sales. The impact of the divestiture and exits on these segments will continue throughout 2007, resulting in lower net sales year-on-year, but having a positive impact on margins. Through a focus on research, marketing and innovation, we seek to develop new products that meet the needs of our consumers and commercial end-users. In addition, we provide value-added features or benefits that enhance product appeal to our customers. This focus, we believe, increases the premium product positioning of our brands.
     Our strategy centers on maximizing profitability and high-return growth. Specifically, we seek to leverage our platform for organic growth through greater consumer understanding, product innovation, marketing and merchandising, disciplined category expansion, including possible strategic transactions, and continued cost realignment.
     In the near term, we are focused on realizing synergies from our merger with GBC. We have initiated integration plans related to our previously identified significant potential savings opportunities resulting from the merger. These opportunities include cost reductions attributable to efficiencies and synergies expected to be derived from facility integration, headcount reduction, supply chain optimization and revenue enhancement. Our near-term priorities for the use of cash flow are to fund integration and restructuring-related activities and to pay down acquisition-related debt.
     The following discussion of historical results includes the consolidated financial results of ACCO Brands Corporation for the three months ended March 31, 2007 and 2006. The discussion of operating results at the consolidated level is followed by a more detailed discussion of operating results by segment. As more fully described in the Segment Discussion section, as of January 1, 2007, the Company realigned and reclassified certain business segments. Segment information for the 2006 period has been restated based on the segment structure effective January 1, 2007.
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
     We have completed our integration planning for the Office Products Group and Document Communication component of the Document Finishing Group. In addition, during the first quarter of 2007 we initiated the realignment of the former GBC commercial businesses (now reported within the Commercial Laminating Solutions Group and the Document Finishing Group). The Company has made significant progress toward relocating our people, aligning our customer relationships and upgrading information technology systems. Since the acquisition of GBC we have announced and moved ahead with plans to close, consolidate, downsize, or relocate more than 30 manufacturing, distribution and administrative operations. In addition, the Company has successfully integrated key information technology systems in the U.S., Canada and Mexico, creating a common technology platform for its office products businesses, and consolidated its European office products sales force. Collectively, these actions are expected to ultimately account for $40 million of targeted annual cost synergies by the end of 2008 and an additional $20 million by the end of 2009, resulting in a total of $60 million in targeted annualized synergies expected to be realized by the end of 2009.
     During the three months ended March 31, 2007, the Company identified certain customer program costs aggregating $1.7 million that were not correctly accrued as of December 31, 2006. Management assessed the impact of this error on prior-period annual and quarterly financial statements, as well as its estimate of current year earnings, and determined that the required adjustments were not material to any of the periods. Accordingly, the Company recorded an adjustment during the three months ended March 31, 2007 to correct the error, resulting in a reduction to net sales and pre-tax income of $1.7 million.
     Cash payments related to the Company’s restructuring and integration activities amounted to $12.8 million (excluding capital expenditures) during the first quarter of 2007. It is expected that additional disbursements of approximately $60 million will be substantially completed by the end of 2008 as the Company continues to implement phases of its strategic and business integration plans. The Company has adequate resources to finance the anticipated requirements.
Three Months Ended March 2007 versus 2006
Results
     The following table presents the Company’s results for the three months ended March 31, 2007 and 2006. Restructuring and restructuring-related expenses have been noted where appropriate, as management believes that a comparative review of these costs and their relative impact on operating income allows for a better understanding of the underlying business performance from period to period. Restructuring-related expenses represent costs related to restructuring projects which cannot be reported as restructuring under U.S. GAAP (e.g., losses on inventory disposal related to product category exits, manufacturing inefficiencies following the start of manufacturing operations at a new facility following closure of the old facility, SG&A reorganization and implementation costs, dedicated consulting, stay bonuses, etc.).

	Three Months Ended
	March 31,		Amount of Change
(in millions of dollars)	2007	2006	$	%
Net sales	$445.9	$468.6	$(22.7)	(5)%
Gross profit	129.2	130.5	(1.3)	(1)%
Gross Profit Margin	29.0%	27.8%		1.2 pts
Advertising, selling, general and administrative expenses	112.9	107.5	5.4	5%
Restructuring and asset impairment charges	0.7	6.8	(6.1)	(90)%
Operating income	13.0	13.7	(0.7)	(5)%
Operating Income Margin	2.9%	2.9%		— pts
Interest expense, net	14.9	15.4	(0.5)	(3)%
Other income	0.9	1.5	(0.6)	(40)%
Income taxes	(1.3)	(0.2)	(1.1)	NM
Effective tax rate	130.0%	100.0%		30.0 pts
Net income (loss)	0.2	(0.1)	0.3	NM

Restructuring-related expense included in cost of products sold	3.0	0.4	2.6	NM
Restructuring-related expense included in SG&A	3.8	2.4	1.4	58%
Net Sales
     Net sales decreased $22.7 million, or 5%, to $445.9 million. The decrease was driven by reductions in volume for all business segments, as well as planned exits and a divestiture from non-strategic business in the Office Products, Document Finishing and Computer Products segments. These negative impacts on sales were partially offset by the impact of pricing increases implemented in North America and Europe, as well as the positive impact of currency translation.
     Sales for the three months ended March 31, 2007 were also negatively impacted by the one-time adjustment of $1.7 million related to the prior-period correction in accounting for certain customer program costs .
Gross Profit
     Gross profit decreased $1.3 million, or 1%, to $129.2 million, while gross profit margin increased to 29.0% from 27.8%. Currency translation resulted in an approximate $6.7 million increase in gross profit. Excluding the impact of currency, the decrease in gross profit was primarily the result of lower sales driven by overall volume declines, the 2006 non-strategic business exits, including the storage box business and Kensington cleaning business, and an increase of $2.6 million in restructuring-related charges impacting cost of products sold. In addition, the reduction in sales related to the $1.7 million one-time adjustment for a prior-period correction in accounting for certain customer program costs had a negative impact on gross profit and margin. The negative impacts were partially offset by gross profit increases related to the Company’s price increases and integration synergies.
     Excluding the impact of currency, restructuring-related charges and the one-time prior-period adjustment, the gross margin increase was primarily attributable to the Company’s implementation of price increases, the realization of savings from integration activities, and the impact of a more favorable product mix resulting from the non-strategic business exits.
SG&A (Advertising, selling, general and administrative expenses)
     SG&A increased $5.4 million, or 5%, to $112.9 million, and as a percentage of sales to 25.3% from 22.9%. Currency translation accounted for approximately $3.1 million of the increase. Excluding the impact of currency, the increase was primarily related to continued investment in marketing initiatives, primarily within the Document Finishing Group, and an increase in restructuring-related costs, which principally consisted of outside consulting fees related to SG&A initiatives. These negative impacts were partially offset by SG&A savings related to integration activities in North America that were completed during 2006.
Operating Income
     Operating income decreased $0.7 million, or 5%, to $13.0 million, and remained flat at 2.9%, as a percentage of sales. The decrease in operating income was driven by the impact of lower sales and exited business and the increase in SG&A expenses. These negative impacts were almost entirely offset by the $6.1 million reduction in restructuring and asset impairment charges for the quarter, which resulted from a higher level of restructuring activity being initiated and carried out during the prior-year quarter.
Interest Expense and Other Income
     Interest expense decreased $0.5 million to $14.9 million. The decrease was a result of the Company’s reduced 2007 debt levels partially offset by higher interest rates.
     Other income decreased $0.6 million to $0.9 million and principally resulted from a lower foreign exchange gain in 2007.
Income Taxes
     For the quarter ended March 31, 2007, the Company recorded an income tax benefit of $1.3 million versus a tax benefit of $0.2 million recorded in the prior year quarter. The effective tax rate for the quarter ended March 31, 2007 was (130%) compared to (100%) for the quarter ended March 31, 2006. The effective tax rate in the quarter was due to the pre-tax loss as well as an excess foreign tax credit associated with a dividend received during the quarter. In the prior year quarter the rate was impacted by the tax benefit associated with the restructuring and non-recurring charges recorded in the quarter.
Net Income
     Net income increased to $0.2 million, or $0.00 per diluted share, from a loss of $0.1 million, or $0.00 per diluted share, in the prior year. The increase was due to a higher tax benefit, offset by lower operating income, both of which are discussed above.
Segment Discussion
     As of January 1, 2007, the Company realigned and reclassified certain businesses, resulting in the following changes:
•	The Company created a new business segment, the Document Finishing Group, which consists of the following businesses:
•	the businesses comprising its former Other Commercial segment (consisting of the Document Finishing and Day-Timers businesses)

•	the Company’s document communication business, which was transferred from the Office Products Group; and

•	the Company’s high speed and other binding business, which was transferred from the former Industrial Print Finishing Group (“IPFG”) business segment.
•	In addition, the remaining components of the former IPFG business segment began reporting as the Commercial Laminating Solutions Group business segment to more appropriately reflect the remaining operations.
     All segment information for the three months ended March 31, 2006 has been restated to reflect the realigned segment structure.
Office Products Group
Results

	Three Months Ended
	March 31,		Amount of Change
(in millions of dollars)	2007	2006	$	%
Net sales	$217.3	$230.5	$(13.2)	(6)%
Operating income	11.4	5.8	5.6	97%
Operating income margin	5.2%	2.5%		2.7 pts
Restructuring and related charges	4.4	6.8	(2.4)	(35)%
     Office Products net sales decreased $13.2 million, or 6%, to $217.3 million. The decrease is primarily the result of the exit and divestiture of certain non-strategic business (including the storage box business sale and other non-strategic product exits in North

America and Europe) amounting to approximately $15.3 million and volume declines principally caused by customer inventory adjustments. These negative impacts were partially offset by the impact of foreign currency translation and the segment’s implementation of price increases.
     Office Products sales were also negatively impacted by the one-time sales adjustment related to the prior-period correction in accounting for certain customer program costs. Office Products sales were reduced by $1.5 million as a result of the adjustment.
     Office Products operating income increased $5.6 million, or 97%, to $11.4 million and operating income margin increased to 5.2% from 2.5%. The increases in operating income and margin were primarily related to savings from integration activities, improved gross margin resulting from both price increases and improved product mix, and a reduction in restructuring and related costs during the quarter. The positive operating income impacts were partially offset by continued investment in the Company’s transition to a pan-European business model and by increased investment in marketing and product development.
     Document Finishing Group
Results

	Three Months Ended
	March 31,		Amount of Change
(in millions of dollars)	2007	2006	$	%
Net sales	$137.7	$141.6	$(3.9)	(3)%
Operating income	3.7	5.9	(2.2)	(37)%
Operating income margin	2.7%	4.2%		(1.5) pts
Restructuring and related charges	2.1	1.5	0.6	40%
     Document Finishing net sales decreased $3.9 million, or 3%, to $137.7 million. The decrease in Document Finishing sales was primarily related to lower volumes in the direct sales channel. In addition, 2007 sales were negatively impacted by the exit in 2006 from certain non-strategic business. Segment sales declines were partially offset by the implementation of price increases and the favorable impact of currency translation for the quarter.
     Document Finishing operating income decreased $2.2 million, to $3.7 million, and operating income margin declined to 2.7% from 4.2%. Lower sales volumes and continued increased investment in marketing initiatives outweighed the impact of favorable price increases and the realization of synergy savings.
     Computer Products Group
Results

	Three Months Ended
	March 31,		Amount of Change
(in millions of dollars)	2007	2006	$	%
Net sales	$49.4	$51.9	$(2.5)	(5)%
Operating income	5.6	8.3	(2.7)	(33)%
Operating income margin	11.3%	16.0%		(4.7) pts
Restructuring and related charges	0.8	—	0.8	NM
     Computer Products sales decreased $2.5 million, or 5%, to $49.4 million. The decline was primarily due to lower volume caused by a continued shift in U.S. distribution channels from OEM to retail, and lower 2007 sales resulting from the exit of the non-strategic cleaning business. The decline was partially offset by a favorable currency impact from European operations, which experienced slightly increased sales on a constant currency basis.
     Operating income decreased $2.7 million, or 33%, to $5.6 million, and operating income margin decreased to 11.3% from 16.0%. Operating income and margin were negatively impacted by lower sales volume, resulting in less fixed cost leverage, as well as the continued product mix shift from OEM to retail. Restructuring and related activity during the quarter also contributed to the decline.

     Commercial Laminating Solutions Group
Results

	Three Months Ended
	March 31,		Amount of Change
(in millions of dollars)	2007	2006	$	%
Net sales	$41.5	$44.6	$(3.1)	(7)%
Operating income	0.6	3.2	(2.6)	(81)%
Operating income margin	1.4%	7.2%		(5.8) pts
Restructuring and related charges	0.2	—	0.2	NM
     Commercial Laminating Solutions net sales decreased $3.1 million, or 7%, to $41.5 million. Quarterly volumes declined primarily from a loss of market share to lower-cost imports of high-speed laminating films, and lower equipment sales due to temporary supply issues. In addition, pricing was negatively impacted by competitive pressures from the lower-cost products. Pricing and volume reductions were partially offset by a favorable impact from currency rates.
     Operating income decreased to $0.6 million from $3.2 million. The decrease was primarily driven by the loss of market share to lower-cost imports and price competition as described above.
Liquidity and Capital Resources
     Our primary liquidity needs are to fund capital expenditures, service indebtedness and support working capital requirements. Our principal sources of liquidity are cash flows from operating activities and borrowings under our credit agreements and long-term notes. We maintain adequate financing arrangements at competitive rates. Our priority for cash flow over the near term, after internal growth, is to fund integration and restructuring-related activities and the reduction of debt.
Cash Flow from Operating Activities
     Cash (used) provided by operating activities was $(18.6) million and $24.1 million for the three months ended March 31, 2007 and 2006, respectively. Net income in 2007 was $0.2 million compared to a 2006 net loss of $0.1 million. Non-cash adjustments to net income were $15.9 million in 2007, compared to $18.0 million in 2006, on a pre-tax basis.
     Principal cash items favorably affecting operating activities included:
•	Lower accounts receivable due to lower sales compared to the prior year period.
     Principal cash items unfavorably affecting operating activities included:
•	Higher payments for restructuring and restructuring-related activities, incentive compensation and customer rebate programs.

•	Increased payments to vendors and suppliers, which was primarily attributable to lower payments in the first quarter of 2006, resulting from a one-time benefit from extended payment terms, as well as other cash management initiatives in the prior year period.

•	Higher levels of inventory resulting from lower than expected sales during the quarter.
Cash Flow from Investing Activities
     Cash used by investing activities was $8.9 million and $4.5 million for the three months ended March 31, 2007 and 2006, respectively. Gross capital expenditure was $9.0 million in 2007 and $4.9 million in 2006. The increased spending in 2007 was driven by ongoing restructuring and business integration efforts.

Cash Flow from Financing Activities
     Cash provided by financing activities was $8.5 million in 2007, whereas cash used by financing activities was $48.3 million in 2006. During the first quarter of 2006 the Company paid all required 2006 debt service totaling $24 million and paid down an additional $25 million of its Senior Secured Term Loan Facilities.
Capitalization
     The Company’s total debt at March 31, 2007 was $812.6 million. The ratio of debt to stockholders’ equity at March 31, 2007 was 2.1 to 1.
     As of March 31, 2007 the amount available for borrowings under our revolving credit facilities was $129.4 million (allowing for $6.6 million drawn and $14.0 million of letters of credit outstanding on that date).
     As of and for the period ended March 31, 2007, the Company was in compliance with all applicable loan covenants.
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
Critical Accounting Policies
Income Taxes
     In accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, deferred tax liabilities or assets are established for temporary differences between financial and tax reporting bases and are subsequently adjusted to reflect changes in tax rates expected to be in effect when the temporary differences reverse. A valuation allowance is recorded to reduce deferred tax assets to an amount that is more likely than not to be realized.
     The amount of income taxes that we pay is subject to ongoing audits by federal, state and foreign tax authorities. The Company’s estimate of the potential outcome of any uncertain tax position is subject to management’s assessment of relevant risks, facts and circumstances existing at each reporting date. Tax positions are recognized as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority, when it is more likely than not, based on technical merits, that the position will be sustained upon examination. Any differences between tax positions taken in a tax return and amounts recognized in our financial statements results in an increase in a liability for income taxes payable or a reduction of an income tax refund receivable; a reduction in a deferred tax asset or an increase in a deferred tax liability; or both.
     Interest and penalties recognized in the Company’s results of operations are classified as income tax expense.
Recent Accounting Pronouncements
     In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 establishes a two-step process consisting of (a) recognition and (b) measurement for evaluating a tax position. The interpretation provides that a position should be recognized if it is more likely than not that a tax position will be sustained upon examination. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. Any differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in an increase in a liability for income taxes payable or a reduction of an income tax refund receivable; a reduction in a deferred tax asset or an increase in a deferred tax liability; or both. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company applied the provisions of the Interpretation to all tax positions upon initial adoption on January 1, 2007. The implementation of this interpretation did not result in an increase or decrease in the Company’s liability for unrecognized tax benefits.

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
ITEM 3. QUANTITIATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     See Item 7A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. There has been no material change to disclosures made therein on Foreign Exchange Risk Management or Interest Rate Risk Management through the period ended March 31, 2007 or through the date of this report.
ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures.
     As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision of, and with the participation of the Company’s Disclosure Committee, the Company’s management, and including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective.
(b) Changes in Internal Control Over Financial Reporting.
     There has been no change in the Company’s internal control over financial reporting that occurred during the three month period ending March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2006. Those risk factors described in that annual report could materially adversely affect our business, financial condition or future results. The risks described in that annual report are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently consider immaterial also may materially adversely affect our business, financial condition and/or operating results.
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
Thomas P. O’Neill, Jr.
Vice President, Finance and Accounting (principal accounting officer)

May 10, 2007

ITEM 6. EXHIBITS

Number	Description

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

*	Filed herewith.

**	Furnished herewith