Form 10-Q
period 2007-06-30
ACCO BRANDS CORP
filed 2007-08-09
CIK 712034

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2007
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
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of August 1, 2007, the registrant had outstanding 54,074,606 shares of Common Stock.

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results of operations of the registrant could differ materially from those projected in the forward-looking statements as a result of a number of important factors. For a discussion of important factors that could affect our results, please refer to PART I, ITEM 1A. Risk Factors, contained in the Company’s annual report on Form 10-K for the year ended December 31, 2006, and discussions set forth in PART I, ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, below.
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
     It is suggested that the condensed consolidated financial statements included herein in PART I, ITEM 1. Financial Information, be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2006.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ACCO Brands Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2007	2006
(in millions of dollars)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$35.9	$50.0
Accounts receivable, net	393.0	427.4
Inventories, net	315.1	277.6
Deferred income taxes	37.6	37.2
Other current assets	36.7	30.0

Total current assets	818.3	822.2
Property, plant and equipment, net	215.7	217.2
Deferred income taxes	81.7	79.2
Goodwill	444.8	438.3
Identifiable intangibles, net	230.7	233.6
Other assets	72.0	59.1

Total assets	$1,863.2	$1,849.6

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable to banks	$22.7	$4.7
Current portion of long-term debt	9.3	0.1
Accounts payable	191.6	189.2
Accrued compensation	28.6	36.5
Accrued customer program liabilities	104.5	121.9
Other current liabilities	129.6	143.7

Total current liabilities	486.3	496.1
Long-term debt	793.8	800.3
Deferred income taxes	96.7	99.7
Postretirement and other liabilities	78.3	69.5

Total liabilities	1,455.1	1,465.6

Commitments and Contingencies — Note 12

Common stock	0.6	0.6
Treasury stock	(1.1)	(1.1)
Paid-in capital	1,385.5	1,374.6
Accumulated other comprehensive loss	(41.6)	(50.1)
Accumulated deficit	(935.3)	(940.0)

Total stockholders’ equity	408.1	384.0

Total liabilities and stockholders’ equity	$1,863.2	$1,849.6

See notes to condensed consolidated financial statements.

ACCO Brands Corporation and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions of dollars, except per share data)	2007	2006	2007	2006
Net sales	$464.9	$462.6	$910.8	$931.2

Cost of products sold	326.2	336.6	642.9	674.7
Advertising, selling, general and administrative expenses	113.2	109.6	226.1	217.1
Amortization of intangibles	2.7	3.5	5.3	6.0
Restructuring and asset impairment charges	2.4	13.0	3.1	19.8

Operating income (loss)	20.4	(0.1)	33.4	13.6
Interest expense, net	16.0	15.3	30.9	30.7
Other income, net	(1.6)	(0.2)	(2.5)	(1.7)

Income (loss) before income taxes and minority interest	6.0	(15.2)	5.0	(15.4)
Income taxes	1.3	(5.4)	—	(5.6)
Minority interest	0.2	—	0.3	0.1

Net income (loss)	$4.5	$(9.8)	$4.7	$(9.9)

Basic earnings per common share	$0.08	$(0.18)	$0.09	$(0.18)
Diluted earnings per common share:	$0.08	$(0.18)	$0.09	$(0.18)

Weighted average number of shares outstanding:
Basic	54.0	53.4	53.9	53.2
Diluted	55.1	53.4	55.0	53.2
See notes to condensed consolidated financial statements.

ACCO Brands Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(in millions of dollars)	2007	2006
Operating activities
Net income (loss)	$4.7	$(9.9)
Restructuring, impairment and other non-cash charges	0.7	2.4
Loss on sale of assets	0.3	0.1
Depreciation	16.4	19.5
Amortization of debt issuance costs	2.2	2.1
Amortization of intangibles	5.3	6.0
Stock-based compensation	7.8	9.6
Changes in balance sheet items:
Accounts receivable	40.1	41.0
Inventories	(33.6)	(32.5)
Other assets	(7.8)	(14.2)
Accounts payable	(0.7)	29.7
Accrued expenses and other liabilities	(42.9)	(14.4)
Income taxes	(5.2)	(7.9)
Other operating activities, net	(1.8)	0.3

Net cash (used) provided by operating activities	(14.5)	31.8
Investing activities
Additions to property, plant and equipment	(21.9)	(12.1)
Proceeds from the disposition of assets	0.3	0.8

Net cash used by investing activities	(21.6)	(11.3)
Financing activities
Repayments of long-term debt	—	(79.7)
Borrowings (repayments) of short-term debt, net	17.9	(1.9)
Proceeds from the exercise of stock options	3.1	9.1
Other financing activities	—	(0.1)

Net cash provided (used) by financing activities	21.0	(72.6)
Effect of foreign exchange rate changes on cash	1.0	2.2

Net decrease in cash and cash equivalents	(14.1)	(49.9)
Cash and cash equivalents
Beginning of period	50.0	91.1

End of period	$35.9	$41.2

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
     The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Company believes the disclosures are adequate to make the information presented not misleading, certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2006.
     The condensed consolidated balance sheet as of June 30, 2007, the related condensed consolidated statements of income for the three and six months ended June 30, 2007 and 2006, and the related condensed consolidated statements of cash flows for the six months ended June 30, 2007 and 2006 are unaudited. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required annually by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments consisting of only normal recurring adjustments necessary for a fair presentation of the financial statements have been included. Interim results may not be indicative of results for a full year.
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
     The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income taxes in its results of operations.
3. Information on Business Segments
     As of January 1, 2007, the Company realigned and reclassified certain businesses, resulting in the following changes:
•	The Company created a new business segment, the Document Finishing Group, which consists of the following businesses:
o	the businesses comprising its former Other Commercial segment (consisting of the Document Finishing and Day-Timers businesses);

o	the Company’s document communication business, which was transferred from the Office Products Group; and

o	the Company’s high speed and other binding business, which was transferred from the former Industrial Print Finishing Group (“IPFG”) business segment.
•	In addition, the remaining components of the former IPFG business segment began reporting as the Commercial Laminating Solutions Group business segment to more appropriately reflect the remaining operations.
     The Company’s realigned business segments are further described below.
  Office Products Group
     The Office Products Group includes three broad consumer-focused product groupings throughout our global operations. These product groupings are: Workspace Tools (stapling and punch products and supplies), Visual Communication (dry erase boards, easels, laser pointers, overhead projectors and supplies) and Storage and Organization (storage bindery, filing systems, and business essentials). Our businesses, principally in North America, Europe and Asia-Pacific, distribute and sell such products on a regional basis.
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
     Document Finishing products are manufactured both internally and by third party manufacturing partners. Products are sold directly to high volume end-users, commercial reprographic centers and indirectly to lower volume consumers worldwide.
     Our Day-Timers business includes U.S., New Zealand and U.K. operating companies, which sell products regionally to consumers, primarily utilizing their own manufacturing, customer service and distribution structures. Approximately two-thirds of the Day-Timers business is through the direct channel, which markets product through periodic sales catalogs and ships product directly to our end-user customers. The remainder of the business sells to large resellers and commercial dealers.

  Computer Products Group
     The Computer Products Group designs, distributes, markets and sells accessories for laptop and desktop computers and Apple® iPod® products. These accessories primarily include security locks, power adapters, input devices such as mice and keyboards, computer carrying cases, hubs and docking stations and technology accessories for iPods®. The Computer Products Group sells mostly under the Kensington brand name, with the majority of its revenue coming from the U.S. and Western Europe.
     All of our computer products are manufactured to our specifications by third party suppliers, principally in Asia, and are stored and distributed from our regional facilities. Our computer products are sold primarily to consumer electronic retailers, information technology value-added resellers, original equipment manufacturers and office products retailers.
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
     Net sales by business segment are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions of dollars)	2007	2006	2007	2006
Office Products Group	$228.3	$231.9	$445.6	$462.4
Document Finishing Group	139.0	135.6	276.7	277.2
Computer Products Group	53.3	51.2	102.7	103.1
Commercial Laminating Solutions Group	44.3	43.9	85.8	88.5

Net sales	$464.9	$462.6	$910.8	$931.2

     Operating income by business segment is as follows (a):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions of dollars)	2007	2006	2007	2006
Office Products Group	$12.6	$(6.4)	$24.0	$(0.6)
Document Finishing Group	5.5	4.4	9.2	10.3
Computer Products Group	9.9	6.5	15.5	14.8
Commercial Laminating Solutions Group	—	4.0	0.6	7.2

Subtotal	28.0	8.5	49.3	31.7
Corporate	(7.6)	(8.6)	(15.9)	(18.1)

Operating income (loss)	20.4	(0.1)	33.4	13.6
Interest expense	16.0	15.3	30.9	30.7
Other income	(1.6)	(0.2)	(2.5)	(1.7)

Income (loss) before income taxes and minority interest	$6.0	$(15.2)	$5.0	$(15.4)

(a)	Operating income as presented in the segment table above is defined as i) net sales; ii) less cost of products sold; iii) less advertising, selling, general and administrative expenses; iv) less amortization of intangibles; and v) less restructuring charges.

     Segment assets:
     The following table presents the measure of segment assets used by the Company’s chief operating decision maker (b), as required by Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information.

	June 30,	December 31,
(in millions of dollars)	2007	2006
Office Products Group	$511.4	$492.4
Document Finishing Group	277.5	280.3
Computer Products Group	99.5	100.4
Commercial Laminating Solutions Group	87.0	84.5

Total segment assets	975.4	957.6
Unallocated assets	883.2	889.0
Corporate	4.6	3.0

Total assets	$1,863.2	$1,849.6

(b)	Represents total assets, excluding: goodwill and identifiable intangibles resulting from business acquisitions, intercompany balances, cash, deferred taxes, prepaid pension assets, prepaid debt issuance costs and joint ventures accounted for on the equity basis.
     As a supplement to the presentation of segment assets presented above, the table below presents segment assets, including the allocation of identifiable intangible assets and goodwill resulting from business combinations (c).

	June 30,	December 31,
(in millions of dollars)	2007	2006
Office Products Group	$850.2	$828.4
Document Finishing Group	462.7	464.5
Computer Products Group	117.3	118.2
Commercial Laminating Solutions Group	220.7	218.4

Total segment assets	1,650.9	1,629.5
Unallocated assets	207.7	217.1
Corporate	4.6	3.0

Total assets	$1,863.2	$1,849.6

(c)	Represents total assets, excluding: intercompany balances, cash, deferred taxes, prepaid pension assets, prepaid debt issuance costs and joint ventures accounted for on the equity basis.
4. Restructuring and Restructuring-Related Charges
     In March, 2005, the Company announced its plan to merge with General Binding Corporation (“GBC”) and took certain restructuring actions in preparation for the merger. Subsequent to the merger, significant restructuring actions have been initiated, which have resulted in the closure or consolidation of facilities that are engaged in manufacturing and distributing the Company’s products, primarily in North America and Europe. The Company recorded pre-tax restructuring and asset impairment charges of $2.4 million and $13.0 million during the three months ended June 30, 2007 and 2006, respectively, and $3.1million and $19.8 million during the six months ended June 30, 2007 and 2006, respectively, related to these actions. Additional charges are expected to be incurred throughout 2007 and 2008 as the Company continues to identify and implement the specific phases of its strategic and business integration plans.
     A summary of the activity in the restructuring accounts and a reconciliation of the liability for, and as of, the six months ended June 30, 2007 are as follows:

	Balance at			Non-cash	Balance at
	December 31,		Cash	Write-offs/	June 30,
(in millions of dollars)	2006	Total Provision	Expenditures	Currency Change	2007
Employee termination costs	$18.0	$2.7	$(4.6)	$0.3	$16.4
Termination of lease agreements	4.5	0.1	(2.5)	—	2.1

Subtotal	22.5	2.8	(7.1)	0.3	18.5
Asset impairments(1)	—	0.3	—	(0.3)	—
Net loss on disposal of assets resulting from restructuring activities	0.1	—	—	(0.1)	—

Total rationalization of operations	$22.6	$3.1	$(7.1)	$(0.1)	$18.5

(1)	Included in the total restructuring provision recognized during the six months ended June 30, 2007 is a pre-tax charge of $0.3 million related to the exit of a facility meeting the criteria for recognition as an impaired disposal group as defined by SFAS 144, Impairment or Disposal of Long-Lived Assets. The decision to exit the facility was a part of the restructuring actions undertaken subsequent to the Company’s merger with GBC.
     Of the 1,081 positions planned for elimination under restructuring initiatives provided for through June 30, 2007, 610 had been eliminated as of the balance sheet date.
     Management expects the $16.4 million employee termination costs balance to be substantially paid within the next twelve months. Lease costs included in the $2.1 million balance are expected to continue until the last lease terminates in 2013.
     In association with the Company’s restructuring activities, certain restructuring-related costs were expensed to cost of products sold and advertising, selling, general and administrative expense in the income statement. These charges were principally related to the implementation of the new company footprint, including internal and external project management costs and to strategic product category exits. For the six months ended June 30, 2007 and 2006 these charges totaled $15.5 million and $6.8 million, respectively. The Company expects to record additional amounts as it continues its restructuring initiatives. In addition, the final charges related to planning for the integration of ACCO Brands and GBC businesses of $0.8 million were recorded during the six months ended June 30, 2006 and were classified in advertising, selling, general and administrative expense in the income statement.
5. Acquisition and Merger
     On August 17, 2005, ACCO Brands acquired 100% of the outstanding common stock of GBC. The results of GBC’s operations have been included in ACCO Brands’ consolidated financial statements since the merger date.
     The determination of goodwill required in the purchase price allocation related to the acquisition included accruals for certain estimated costs, including those related to the closure of GBC facilities, the termination of GBC lease agreements and to GBC employee-related severance arrangements. The amount provided for these costs as of the date of acquisition was $33.7 million.
     The following table provides a reconciliation of the activity by cost category from December 31, 2006 through June 30, 2007.

				Non-cash
	Balance at	Additions and		Write-offs/	Balance at
	December 31,	Adjustments to	Cash	Currency	June 30,
(in millions of dollars)	2006	Reserve	Expenditures	Change	2007
Employee termination costs	$7.7	$(0.4)	$(2.4)	$—	$4.9
Termination of lease agreements	8.2	(0.1)	(1.0)	0.1	7.2
Other	1.7	—	(0.2)	0.1	1.6

Total	$17.6	$(0.5)	$(3.6)	$0.2	$13.7

6. Stock -Based Compensation
     The following table summarizes the Company’s stock-based compensation (including stock options, restricted stock units (“RSUs”) and performance stock units (“PSUs”)) for the three and six months ended June 30, 2007 and 2006.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions of dollars)	2007	2006	2007	2006
Stock option compensation expense	$1.4	$3.2	$3.6	$6.3
RSU compensation expense	1.5	1.2	2.3	1.9
PSU compensation expense	1.2	0.7	1.9	1.4

Total	$4.1	$5.1	$7.8	$9.6

     Unrecognized compensation cost related to unvested stock options, RSUs and PSUs was approximately $6.4 million, $8.6 million and $8.6 million, respectively, as of June 30, 2007.
     On March 16, 2007, the Company’s Board of Directors approved a stock compensation grant, which consisted of 301,250 stock options, 145,700 RSUs and 287,750 PSUs. The Company’s Board of Directors approved an additional grant of 143,975 RSUs on May 16, 2007.
7. Inventories
     Inventories are stated at the lower of cost or market value. The components of inventories were as follows:

	June 30,	December 31,
(in millions of dollars)	2007	2006
Raw materials	$37.4	$37.0
Work in process	11.2	10.8
Finished goods	266.5	229.8

Total inventories	$315.1	$277.6

8. Goodwill and Intangibles
     Goodwill
     As discussed in Note 3, as of January 1, 2007, the Company realigned and reclassified certain businesses and began reporting under this new structure in the first quarter of 2007. The December 31, 2006 goodwill balances presented below have been reallocated to the new reportable business segments to reflect this new structure. The goodwill balances by business segment as of June 30, 2007 and December 31, 2006 are as follows:

(in millions of dollars)	Balance at	Translation	Balance at
Reportable Segment	December 31, 2006	and Other	June 30, 2007
Office Products Group	$204.4	$3.7	$208.1
Document Finishing Group	133.7	2.0	135.7
Computer Products Group	6.9	—	6.9
Commercial Laminating Solutions Group	93.3	0.8	94.1

Total	$438.3	$6.5	$444.8

     Identifiable Intangible Assets
     The gross carrying value and accumulated amortization by class of identifiable intangible assets as of June 30, 2007 and December 31, 2006 are as follows:

	June 30, 2007				December 31, 2006
	Gross			Net	Gross			Net
	Carrying	Accumulated		Book	Carrying	Accumulated		Book
(in millions of dollars)	Amounts	Amortization		Value	Amounts	Amortization		Value
Indefinite-lived intangible assets:
Trade names	$193.4	$(44.5	)(1)	$148.9	$192.3	$(44.5	)(1)	$147.8
Amortizable intangible assets:
Trade names	71.3	(25.7)		45.6	69.8	(23.9)		45.9
Customer and contractual relationships	40.1	(13.1)		27.0	39.4	(9.7)		29.7
Patents/proprietary technology	11.8	(2.6)		9.2	12.1	(1.9)		10.2

Subtotal	123.2	(41.4)		81.8	121.3	(35.5)		85.8

Total identifiable intangibles	$316.6	$(85.9)		$230.7	$313.6	$(80.0)		$233.6

(1)	Accumulated amortization prior to the adoption of SFAS No. 142, Goodwill and Other Intangible Assets.
     The Company’s intangible amortization was $2.7 million and $3.5 million for the three months ended June 30, 2007 and 2006, respectively, and $5.3 million and $6.0 million for the six months ended June 30, 2007 and 2006, respectively. Estimated 2007 amortization is $10.4 million, and is expected to decline by approximately $1.0 million for each of the five years following.
     As more fully described in the Company’s 2006 annual report on Form 10-K, the Company must complete an annual assessment of the carrying value of its goodwill. The Company performed this assessment during the second quarter and concluded that no impairment exists.
     As a part of the annual impairment review, the Company concluded that the fair value of the units in the CLSG operating segment marginally exceeded book value. Management does not believe that an impairment is probable at this time. However, the near term CLSG profitability forecast is expected to be less than that experienced in the prior year, and will require improvement in future periods to sustain its carrying value. If the performance of the segment does not meet or exceed those expectations, a future impairment could result for a portion or all of the goodwill valued at $94.1 million as of June 30, 2007. The quantification of any impairment would be dependent on the performance of the segment, which is dependent upon a number of variables that cannot be predicted with certainty.
9. Pension and Other Retiree Benefits
     The components of net periodic benefit cost for pension and postretirement plans for the three and six months ended June 30, 2007 and 2006 are as follows:

	Three Months Ended June 30,
	Pension Benefits				Postretirement
	U.S.		International
(in millions of dollars)	2007	2006	2007	2006	2007	2006
Service cost	$2.2	$2.0	$1.3	$1.2	$0.1	$0.1
Interest cost	2.1	3.0	3.9	3.1	0.3	0.2
Expected return on plan assets	(2.8)	(4.2)	(4.9)	(4.1)	—	—
Amortization of prior service cost	(0.1)	(0.1)	0.2	0.3	—	—
Amortization of net loss (gain)	0.4	0.5	0.8	0.7	(0.2)	(0.2)

Total net periodic benefit cost	$1.8	$1.2	$1.3	$1.2	$0.2	$0.1

	Six Months Ended June 30,
	Pension Benefits				Postretirement
	U.S.		International
(in millions of dollars)	2007	2006	2007	2006	2007	2006
Service cost	$4.4	$3.3	$2.9	$2.4	$0.2	$0.1
Interest cost	4.2	5.0	7.5	6.0	0.5	0.5
Expected return on plan assets	(5.6)	(7.0)	(9.8)	(8.0)	—	—
Amortization of prior service cost	(0.1)	(0.1)	0.3	0.6	—	—
Amortization of net loss (gain)	0.7	0.9	1.5	1.3	(0.4)	(0.3)

Total net periodic benefit cost	$3.6	$2.1	$2.4	$2.3	$0.3	$0.3

     The Company expects to contribute approximately $10.0 million to its pension plans in 2007. For the six months ended June 30, 2007, the Company has contributed approximately $3.3 million.

10. Long-term Debt and Short-term Borrowings
     Notes payable and long-term debt consisted of the following at June 30, 2007 and December 31, 2006:

	June 30,	December 31,
(in millions of dollars)	2007	2006
U.S. Dollar Senior Secured Term Loan Credit Facility (weighted-average floating interest rate of 7.11% at June 30, 2007 and 7.12% at December 31, 2006)	$316.0	$316.0
British Pound Senior Secured Term Loan Credit Facility (weighted-average floating interest rate of 7.49% at June 30, 2007 and 7.20% at December 31, 2006)	67.6	66.3
Euro Senior Secured Term Loan Credit Facility (weighted-average floating interest rate of 5.83% at June 30, 2007 and 5.61% at December 31, 2006)	68.9	67.5
U.S. Dollar Senior Secured Revolving Credit Facility (floating interest rate of 7.07% at June 30, 2007)	5.0	—
Euro Senior Secured Revolving Credit Facility (floating interest rate of 5.86% at June 30, 2007)	13.4	—
U.S. Dollar Senior Subordinated Notes, due 2015 (fixed interest rate of 7.625%)	350.0	350.0
Other borrowings	4.9	5.3

Total debt	825.8	805.1
Less: current portion	(32.0)	(4.8)

Total long-term debt	$793.8	$800.3

     As more fully described in the Company’s 2006 annual report on Form 10-K, the Company must meet certain restrictive debt covenants under the senior secured credit facilities. The indenture governing the senior subordinated notes also contains certain covenants. As of and for the periods ended June 30, 2007 and December 31, 2006, the Company was in compliance with all applicable covenants.
11. Earnings per Share
     Total outstanding shares as of June 30, 2007 and 2006 were 54.0 million and 53.5 million, respectively. The calculation of basic earnings per common share is based on the weighted average number of common shares outstanding in the year, or period, over which they were outstanding. The Company’s diluted earnings per common share assume that any common shares outstanding were increased by shares that would be issued upon exercise of those stock units for which the average market price for the period exceeds the exercise price; less, the shares that could have been purchased by the Company with the related proceeds, including compensation expense measured but not yet recognized, net of tax.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2007	2006(1)	2007(1)	2006(1)
Weighted average number of common shares outstanding — basic	54.0	53.4	53.9	53.2
Employee stock options	0.9	—	0.9	—
Restricted stock units	0.2	—	0.2	—

Adjusted weighted-average shares and assumed conversions — diluted	55.1	53.4	55.0	53.2

(1)	The Company has dilutive shares related to stock options and restricted stock units that were granted under the Company’s stock compensation plans. As of June 30, 2007 the company had anti-dilutive shares of 1.7 million. As the Company had a net loss for the three and six months ended June 30, 2006, potentially dilutive shares (approximately 1.0 million) were not included in the 2006 diluted earnings per share calculations as they would have been anti-dilutive.
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
13. Comprehensive Income
     Comprehensive income is defined as net income and other changes in stockholders’ equity from transactions and other events from sources other than stockholders, including currency translation gains and losses. Total comprehensive income (loss) recognized during the three months ended June 30, 2007 and 2006 was $11.7 million and $(13.9) million, respectively, and during the six months ended June 30, 2007 and 2006, was $ 13.2 million and $(19.8) million, respectively. The total comprehensive income recognized in the current year was principally due to foreign currency translation adjustments.
14. Income Taxes
     For the six months ended June 30, 2007, the Company recorded no income tax expense versus a tax benefit of $5.6 million in the prior year. The absence of any tax expense in the current year was principally due to the tax benefit of the restructuring and restructuring related charges and an excess foreign tax credit associated with dividends received during the first six months.
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
     The U.S. federal statute of limitations remains open for the year 2005 and onward. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from 3 to 5 years. Years still open to examination by foreign tax authorities in major jurisdictions include Canada (2000 onward) and the United Kingdom (2005 onward). The Company is currently under examination in various foreign jurisdictions.
     On January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. As a result of the implementation of FIN 48, the Company recognized no increase or decrease in the liability for unrecognized tax benefits. The amount of unrecognized tax benefits as of January 1, 2007 is $6.5 million, of which $4.5 million would affect the Company’s effective tax rate, if recognized. As of June 30, 2007 the amount of unrecognized tax benefits decreased to $5.0 million, of which $3.5 million would affect the Company’s effective tax rate, if recognized. The Company expects the amount of unrecognized tax benefits to change within the next twelve months but these changes are not expected to have a significant impact on the Company’s results of operations or financial position.
     The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income taxes in its results of operations. As of January 1, 2007, the Company had no net amount accrued for interest and penalties.
15. Condensed Consolidated Financial Information
     The Company’s 100% owned domestic subsidiaries have jointly and severally, fully and unconditionally, guaranteed certain outstanding notes issued by the Company. Rather than filing separate financial statements for each guarantor subsidiary with the Securities and Exchange Commission, the Company has elected to present the following consolidating financial statements, which detail the results of operations for the three and six months ended June 30, 2007 and 2006, cash flows for the six months ended June 30, 2007 and 2006 and financial position as of June 30, 2007 and December 31, 2006 of the Company and its guarantor and non-guarantor subsidiaries (in each case carrying investments under the equity method), and the eliminations necessary to arrive at the reported consolidated financial statements of the Company.

Condensed Consolidating Balance Sheets (Unaudited)

	June 30, 2007
			Non-
(in millions of dollars)	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$5.2	$1.1	$29.6	$—	$35.9
Accounts receivable, net	—	179.5	213.5	—	393.0
Inventory, net	—	153.6	161.5	—	315.1
Receivables from affiliates	384.7	17.1	9.7	(411.5)	—
Deferred income taxes	19.0	9.1	9.5	—	37.6
Other current assets	0.3	18.3	18.1	—	36.7

Total current assets	409.2	378.7	441.9	(411.5)	818.3
Property, plant and equipment, net	0.3	102.3	113.1	—	215.7
Deferred income taxes	16.6	15.5	49.6	—	81.7
Goodwill	—	266.2	178.6	—	444.8
Identifiable intangibles, net	70.2	96.5	64.0	—	230.7
Other assets	17.3	20.2	34.5	—	72.0
Investment in, long-term receivable from, affiliates	856.0	812.4	199.9	(1,868.3)	—

Total assets	$1,369.6	$1,691.8	$1,081.6	$(2,279.8)	$1,863.2

Liabilities and Stockholders’ Equity
Current liabilities
Notes payable to banks	$5.0	$—	$17.7	$—	$22.7
Current portion of long-term debt	—	—	9.3	—	9.3
Accounts payable	—	106.5	85.1	—	191.6
Accrued customer program liabilities	—	47.8	56.7	—	104.5
Other current liabilities	5.4	65.6	87.2	—	158.2
Payables to affiliates	64.0	600.5	247.9	(912.4)	—

Total current liabilities	74.4	820.4	503.9	(912.4)	486.3
Long-term debt	666.0	—	127.8	—	793.8
Long-term notes payable to affiliates	178.2	99.3	25.2	(302.7)	—
Deferred income taxes	12.8	11.9	72.0	—	96.7
Postretirement and other liabilities	30.1	17.7	30.5	—	78.3

Total liabilities	961.5	949.3	759.4	(1,215.1)	1,455.1
Stockholders’ equity
Common stock	0.6	600.9	33.2	(634.1)	0.6
Treasury stock	(1.1)	—	—	—	(1.1)
Paid-in capital	1,385.5	623.8	243.1	(866.9)	1,385.5
Accumulated other comprehensive income (loss)	(41.6)	(24.9)	(1.9)	26.8	(41.6)
Accumulated (deficit) retained earnings	(935.3)	(457.3)	47.8	409.5	(935.3)

Total stockholders’ equity	408.1	742.5	322.2	(1,064.7)	408.1

Total liabilities and stockholders’ equity	$1,369.6	$1,691.8	$1,081.6	$(2,279.8)	$1,863.2

Condensed Consolidating Balance Sheets

	December 31, 2006
			Non-
(in millions of dollars)	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$2.6	$6.5	$40.9	$—	$50.0
Accounts receivable, net	—	204.9	222.5	—	427.4
Inventory, net	—	139.2	138.4	—	277.6
Receivables from affiliates	339.4	48.9	28.8	(417.1)	—
Deferred income taxes	9.6	24.2	3.4	—	37.2
Other current assets	0.9	14.9	14.2	—	30.0

Total current assets	352.5	438.6	448.2	(417.1)	822.2
Property, plant and equipment, net	0.2	95.0	122.0	—	217.2
Deferred income taxes	37.5	26.7	15.0	—	79.2
Goodwill	—	265.1	173.2	—	438.3
Identifiable intangibles, net	70.2	103.9	59.5	—	233.6
Other assets	19.1	9.1	30.9	—	59.1
Investment in, long-term receivable from, affiliates	820.6	838.7	247.0	(1,906.3)	—

Total assets	$1,300.1	$1,777.1	$1,095.8	$(2,323.4)	$1,849.6

Liabilities and Stockholders’ Equity
Current liabilities
Notes payable to banks	$—	$—	$4.7	$—	$4.7
Current portion of long-term debt	—	—	0.1	—	0.1
Accounts payable	—	99.7	89.5	—	189.2
Accrued customer program liabilities	—	66.1	55.8	—	121.9
Other current liabilities	11.3	81.1	87.8	—	180.2
Payables to affiliates	8.6	628.2	310.4	(947.2)	—

Total current liabilities	19.9	875.1	548.3	(947.2)	496.1
Long-term debt	666.0	—	134.3	—	800.3
Long-term notes payable to affiliates	178.2	102.0	13.7	(293.9)	—
Deferred income taxes	25.6	45.7	28.4	—	99.7
Postretirement and other liabilities	26.4	16.4	26.7	—	69.5

Total liabilities	916.1	1,039.2	751.4	(1,241.1)	1,465.6
Stockholders’ equity
Common stock	0.6	600.9	33.4	(634.3)	0.6
Treasury stock	(1.1)	—	—	—	(1.1)
Paid-in capital	1,374.6	611.2	262.1	(873.3)	1,374.6
Accumulated other comprehensive income (loss)	(50.1)	(23.8)	(7.7)	31.5	(50.1)
Accumulated (deficit) retained earnings	(940.0)	(450.4)	56.6	393.8	(940.0)

Total stockholders’ equity	384.0	737.9	344.4	(1,082.3)	384.0

Total liabilities and stockholders’ equity	$1,300.1	$1,777.1	$1,095.8	$(2,323.4)	$1,849.6

Condensed Consolidating Income Statements (Unaudited)

	Three months ended June 30, 2007
			Non-
(in millions of dollars)	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Unaffiliated sales	$—	$245.9	$219.0	$—	$464.9
Affiliated sales	—	15.7	10.0	(25.7)	—

Net sales	—	261.6	229.0	(25.7)	464.9
Cost of products sold	—	192.8	159.1	(25.7)	326.2
Advertising, selling, general and administrative expenses	9.6	54.5	49.1	—	113.2
Amortization of intangibles	—	1.4	1.3	—	2.7
Restructuring and asset impairment charges	—	0.7	1.7	—	2.4

Operating (loss) income	(9.6)	12.2	17.8	—	20.4
Interest (income) expense from affiliates	(1.1)	(0.4)	1.5	—	—
Interest expense	10.4	2.7	2.9	—	16.0
Other (income) expense, net	(0.2)	(2.2)	0.8	—	(1.6)

(Loss) income before taxes, minority interest and earnings (losses) of wholly owned subsidiaries	(18.7)	12.1	12.6	—	6.0
Income taxes	(1.5)	(3.2)	6.0	—	1.3
Minority interest	—	—	0.2	—	0.2

(Loss) income before earnings (losses) of wholly owned subsidiaries	(17.2)	15.3	6.4	—	4.5
Earnings (losses) of wholly owned subsidiaries	21.7	(0.6)	—	(21.1)	—

Net income (loss)	$4.5	$14.7	$6.4	$(21.1)	$4.5

	Three months ended June 30, 2006
			Non-
(in millions of dollars)	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Unaffiliated sales	$—	$254.9	$207.7	$—	$462.6
Affiliated sales	—	18.1	18.5	(36.6)	—

Net sales	—	273.0	226.2	(36.6)	462.6
Cost of products sold	—	215.4	157.8	(36.6)	336.6
Advertising, selling, general and administrative expenses	11.1	53.0	45.5	—	109.6
Amortization of intangibles	—	2.2	1.3	—	3.5
Restructuring and asset impairment charges	—	3.1	9.9	—	13.0

Operating (loss) income	(11.1)	(0.7)	11.7	—	(0.1)
Interest (income) expense from affiliates	(0.4)	(0.6)	1.0	—	—
Interest expense (income)	12.4	(0.4)	3.0	0.3	15.3
Other (income) expense, net	0.7	(6.3)	5.7	(0.3)	(0.2)

(Loss) income before taxes and earnings (losses) of wholly owned subsidiaries	(23.8)	6.6	2.0	—	(15.2)
Income taxes	(5.6)	0.9	(0.7)	—	(5.4)
Minority interest	—	—	—	—	—

(Loss) income before earnings (losses) of wholly owned subsidiaries	(18.2)	5.7	2.7	—	(9.8)
Earnings (losses) of wholly owned subsidiaries	8.4	4.7	—	(13.1)	—

Net (loss) income	$(9.8)	$10.4	$2.7	$(13.1)	$(9.8)

Condensed Consolidating Income Statements (Unaudited)

	Six months ended June 30, 2007
			Non-
(in millions of dollars)	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Unaffiliated sales	$—	$469.1	$441.7	$—	$910.8
Affiliated sales	—	31.7	21.4	(53.1)	—

Net sales	—	500.8	463.1	(53.1)	910.8
Cost of products sold	—	369.7	326.3	(53.1)	642.9
Advertising, selling, general and administrative expenses	20.0	109.6	96.5	—	226.1
Amortization of intangibles	—	2.9	2.4	—	5.3
Restructuring and asset impairment charges	—	0.6	2.5	—	3.1

Operating (loss) income	(20.0)	18.0	35.4	—	33.4
Interest (income) expense from affiliates	(1.4)	(0.8)	2.2	—	—
Interest expense	20.5	5.4	5.0	—	30.9
Other (income) expense, net	(1.0)	(4.6)	3.1	—	(2.5)

(Loss) income before taxes, minority interest and earnings (losses) of wholly owned subsidiaries	(38.1)	18.0	25.1	—	5.0
Income taxes	(6.4)	(2.8)	9.2	—	—
Minority interest	—	—	0.3	—	0.3

(Loss) income before earnings (losses) of wholly owned subsidiaries	(31.7)	20.8	15.6	—	4.7
Earnings (losses) of wholly owned subsidiaries	36.4	3.4	—	(39.8)	—

Net income (loss)	$4.7	$24.2	$15.6	$(39.8)	$4.7

	Six months ended June 30, 2006
			Non-
(in millions of dollars)	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Unaffiliated sales	$—	$501.1	$430.1	$—	$931.2
Affiliated sales	—	34.9	31.7	(66.6)	—

Net sales	—	536.0	461.8	(66.6)	931.2
Cost of products sold	—	414.7	326.6	(66.6)	674.7
Advertising, selling, general and administrative expenses	22.9	104.8	89.4	—	217.1
Amortization of intangibles	—	3.5	2.5	—	6.0
Restructuring and asset impairment charges	0.1	5.5	14.2	—	19.8

Operating (loss) income	(23.0)	7.5	29.1	—	13.6
Interest (income) expense from affiliates	(0.7)	(0.6)	1.3	—	—
Interest expense (income)	25.3	(0.3)	5.7	—	30.7
Other (income) expense, net	(0.6)	(6.0)	4.9	—	(1.7)

(Loss) income before taxes and earnings (losses) of wholly owned subsidiaries	(47.0)	14.4	17.2	—	(15.4)
Income taxes	(9.6)	(0.3)	4.3	—	(5.6)
Minority interest	—	—	0.1	—	0.1

(Loss) income before earnings (losses) of wholly owned subsidiaries	(37.4)	14.7	12.8	—	(9.9)
Earnings (losses) of wholly owned subsidiaries	27.5	9.8	—	(37.3)	—

Net (loss) income	$(9.9)	$24.5	$12.8	$(37.3)	$(9.9)

Condensed Consolidating Statement of Cash Flows (Unaudited)

	Six Months Ended June 30, 2007
			Non-
(in millions of dollars)	Parent	Guarantors	Guarantors	Consolidated
Net cash (used) provided by operating activities	$(29.6)	$9.3	$5.8	$(14.5)

Investing activities:
Additions to property, plant and equipment	—	(15.9)	(6.0)	(21.9)
Proceeds from the disposition of assets	—	0.2	0.1	0.3

Net cash used by investing activities	—	(15.7)	(5.9)	(21.6)
Financing activities:
Intercompany financing	22.7	(6.5)	(16.2)	—
Intercompany dividends received (paid)	1.4	7.5	(8.9)	—
Borrowings of short-term debt	5.0	—	12.9	17.9
Proceeds from the exercise of stock options	3.1	—	—	3.1

Net cash provided (used) by financing activities	32.2	1.0	(12.2)	21.0
Effect of foreign exchange rate changes on cash	—	—	1.0	1.0
Net increase (decrease) in cash and cash equivalents	2.6	(5.4)	(11.3)	(14.1)
Cash and cash equivalents at the beginning of the period	2.6	6.5	40.9	50.0

Cash and cash equivalents at the end of the period	$5.2	$1.1	$29.6	$35.9

	Six Months Ended June 30, 2006
			Non-
(in millions of dollars)	Parent	Guarantors	Guarantors	Consolidated
Net cash (used) provided by operating activities	$(36.7)	$41.1	$27.4	$31.8

Investing activities:
Additions to property, plant and equipment	—	(6.6)	(5.5)	(12.1)
Proceeds from the disposition of assets	—	0.4	0.4	0.8

Net cash used by investing activities	—	(6.2)	(5.1)	(11.3)
Financing activities:
Intercompany financing	73.7	(50.8)	(22.9)	—
Repayments on long-term debt	(59.0)	—	(20.7)	(79.7)
Repayments on short-term debt	—	—	(1.9)	(1.9)
Proceeds from the exercise of stock options	9.1	—	—	9.1
Other financing activities	(0.1)	—	—	(0.1)

Net cash provided (used) by financing activities	23.7	(50.8)	(45.5)	(72.6)
Effect of foreign exchange rate changes on cash	—	—	2.2	2.2
Net decrease in cash and cash equivalents	(13.0)	(15.9)	(21.0)	(49.9)
Cash and cash equivalents at the beginning of the period	17.9	24.2	49.0	91.1

Cash and cash equivalents at the end of the period	$4.9	$8.3	$28.0	$41.2

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
     We seek to enhance shareholder value by building our leading brands to generate sales, earn profits and create cash flow. We do this by targeting the premium end of select categories, which are characterized by high brand equity, high customer loyalty and a reasonably high price gap between branded and private label products. Our participation in private label or value categories is limited to areas where we believe we have an economic advantage or where it is necessary to merchandise a complete category.
     We completed the sale of our storage box business during the third quarter of 2006, announced the discontinuance of the Computer Products’ cleaning product category as of the end of the first quarter of 2006, and discontinued certain other low-margin products in the Office Products and Document Finishing Groups in 2006. In aggregate, these businesses and products represented approximately $70 million of annual net sales. The impact of the divestiture and exits on these segments is expected to continue throughout 2007, with a negative impact on net sales, but a positive impact on margins.
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
     In the near term, we continue to focus on realizing synergies from our merger with GBC. Opportunities for significant potential savings include cost reductions attributable to efficiencies and synergies expected to be derived from facility integration, headcount reduction, supply chain optimization and revenue enhancement. Our near-term priorities for the use of cash flow are to fund integration and restructuring-related activities and to pay down acquisition-related debt.
     The following discussion of historical results includes the consolidated financial results of ACCO Brands Corporation for the three months and six months ended June 30, 2007 and 2006. The discussion of operating results at the consolidated level is followed by a more detailed discussion of operating results by segment. As more fully described in the Segment Discussion section, as of January 1, 2007, the Company realigned and reclassified certain business segments. Segment information for the 2006 period has been restated based on the segment structure effective January 1, 2007.
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
     As much of our business is conducted in foreign markets (approximately 47% of revenues for the fiscal year ended December 31, 2006), foreign currency plays a major role in our reported results. During the first half of 2007, the U.S. dollar weakened relative to certain currencies. This benefited ACCO Brands as the same amount of foreign (e.g. local) currency units were translated into more U.S. dollars. The impact of the weakened U.S. dollar benefited ACCO Brands in inventory purchase transactions made by its foreign operations. Our foreign operations’ purchases of outsourced products are primarily denominated in U.S. dollars, and as a result their costs of goods sold decreased as the value of the U.S. dollar has weakened. A significant portion of the purchases are hedged with forward currency contracts which delays much of the effect of the weakening U.S. dollar in the short term.
     We have completed our integration planning for the Office Products Group and Document Communication component of the Document Finishing Group. In addition, during the first quarter of 2007 we initiated the realignment of the former GBC commercial businesses (now reported within the Commercial Laminating Solutions Group and the Document Finishing Group). During the second quarter the Company began the integration of the European distribution locations and the consolidations of certain operations into the shared services facility in the Netherlands. The Company has made significant progress toward relocating our people, aligning our customer relationships and upgrading information technology systems. Since the acquisition of GBC we have announced and moved ahead with plans to close, consolidate, downsize, or relocate more than 30 manufacturing, distribution and administrative operations. In addition, the Company has successfully integrated key information technology systems in the U.S., Canada and Mexico, creating a common technology platform for its office products businesses, and consolidated its European office products sales force. Collectively, these actions are expected to ultimately account for $40 million of targeted annual cost synergies by the end of 2008 and an additional $20 million by the end of 2009 from the consolidation of the former GBC commercial businesses and additional outsourcing of production. This results in a total of $60 million in targeted annualized synergies expected to be realized by the end of 2009.
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
     Cash payments related to the Company’s restructuring and integration activities amounted to $12.9 million (excluding capital expenditures) during the second quarter of 2007, and $25.7 million during the first six months of 2007. It is expected that additional disbursements of approximately $60 million will be substantially completed by the end of 2008 as the Company continues to implement phases of its strategic and business integration plans. The Company has adequate resources to finance the anticipated requirements.
Three Months Ended June 2007 versus 2006
Results
     The following table presents the Company’s results for the three months ended June 30, 2007 and 2006. Restructuring and restructuring-related expenses have been noted where appropriate, as management believes that a comparative review of these costs and their relative impact on operating income allows for a better understanding of the underlying business performance from period to period. Restructuring-related expenses represent costs related to restructuring projects which cannot be reported as restructuring under U.S. GAAP (e.g., losses on inventory disposal related to product category exits, manufacturing inefficiencies following the start of manufacturing operations at a new facility following closure of the old facility, SG&A reorganization and implementation costs, dedicated consulting, stay bonuses, etc.).

	Three Months Ended
	June 30,		Amount of Change
(in millions of dollars)	2007	2006	$	%
Net sales	$464.9	$462.6	$2.3	NM
Gross profit	138.7	126.0	12.7	10%
Gross profit margin	29.8%	27.2%		2.6 pts
Advertising, selling, general and administrative expenses	113.2	109.6	3.6	3%
Restructuring and asset impairment charges	2.4	13.0	(10.6)	(82)%
Operating income	20.4	(0.1)	20.5	NM
Operating income margin	4.4%	—%		4.4 pts
Interest expense, net	16.0	15.3	0.7	5%
Other income	1.6	0.2	1.4	NM
Income taxes	1.3	(5.4)	6.7	NM
Effective tax rate	21.7%	35.5%		13.8 pts
Net income (loss)	4.5	(9.8)	14.3	NM

Restructuring-related expense included in cost of products sold	4.1	2.0	2.1	105%
Restructuring-related expense included in SG&A	4.6	2.8	1.8	64%
  Net Sales
     Net sales increased $2.3 million to $464.9 million. The increase was driven by the positive impact of $13.5 million in currency translation as well as pricing increases implemented in North America and Europe in early 2007. These favorable impacts were partially offset by planned business exits and the divestiture of non-strategic business in the Office Products segment, associated with the Company’s strategic intent to focus on the premium end of its product categories and volume decreases in the Office Product and Document Finishing segments.
  Gross Profit
     Gross profit increased $12.7 million, or 10%, to $138.7 million, while gross profit margin increased to 29.8% from 27.2%. Currency translation resulted in a $5.8 million increase in gross profit. Excluding the impact of currency, the increase in gross profit was primarily the result of price increases and merger integration synergies, net of cost increases, in the Office Products and Document Finishing Groups, offset by a decrease in gross profit for the laminating business caused by adverse business mix and lower pricing.
  SG&A (Advertising, selling, general and administrative expenses)
     SG&A increased $3.6 million, or 3%, to $113.2 million, and as a percentage of sales to 24.3% from 23.7%. Currency translation accounted for $3.1 million of the increase and restructuring related expense increased $1.8 million, principally consisting of outside consulting fees related to SG&A reduction initiatives. Excluding the impact of currency and restructuring related expenses, the decrease was related to lower stock compensation costs and other G&A, partially offset by continued investment in marketing and product development initiatives, primarily within the Document Finishing Group.
  Operating Income
     Operating income increased to $20.4 million from an operating loss of $0.1 million, and increased to 4.4%, from 0%, as a percentage of sales. The increase in operating income was driven by a decrease of $6.7 million in restructuring, asset impairment and restructuring-related charges during 2007, favorable currency rates, price increases and the realization of merger integration synergies. These positive impacts were partially offset by continued investment in marketing and product development initiatives.
  Interest Expense and Other Income
     Interest expense increased $0.7 million to $16.0 million. The increase was a result of higher interest rates, partially offset by lower debt levels.
     Other income increased $1.4 million to $1.6 million principally due to income from our unconsolidated Australian joint-venture.

  Income Taxes
     For the quarter ended June 30, 2007, the Company recorded an income tax expense of $1.3 million versus a tax benefit of $5.4 million recorded in the prior year quarter. The effective tax rate for the quarter ended June 30, 2007 was 21.7% compared to 35.5% for the quarter ended June 30, 2006. The lower effective tax rate in the quarter was related to the tax benefit of the restructuring and restructuring related charges during the quarter.
  Net Income
     Net income increased to $4.5 million, or $0.08 per diluted share, from a net loss of $9.8 million, or $0.18 per diluted share, in the prior year. The increase was due to the increase in operating income, offset by the increase in tax expense, both of which are discussed above.
Segment Discussion
     As of January 1, 2007, the Company realigned and reclassified certain businesses, resulting in the following changes:
•	The Company created a new business segment, the Document Finishing Group, which consists of the following businesses:
o	the businesses comprising its former Other Commercial segment (consisting of the Document Finishing and Day-Timers businesses)

o	the Company’s document communication business, which was transferred from the Office Products Group; and

o	the Company’s high speed and other binding business, which was transferred from the former Industrial Print Finishing Group (“IPFG”) business segment.
•	In addition, the remaining components of the former IPFG business segment began reporting as the Commercial Laminating Solutions Group business segment to more appropriately reflect the remaining operations.
     All segment information for the three months ended June 30, 2006 has been restated to reflect the realigned segment structure.
  Office Products Group
Results

	Three Months Ended
	June 30,		Amount of Change
(in millions of dollars)	2007	2006	$	%
Net sales	$228.3	$231.9	$(3.6)	(2)%
Operating income (loss)	12.6	(6.4)	19.0	NM
Operating income margin	5.5%	(2.8)%		8.3 pts
Restructuring and related charges	6.3	13.1	(6.8)	(52)%
     Office Products net sales decreased $3.6 million, or 2%, to $228.3 million. The decrease is primarily the result of the exit and divestiture of certain non-strategic business or low margin product lines (including the storage box business sale and other non-strategic product exits in North America and Europe) amounting to approximately $15 million and volume declines principally caused by customer demand volatility associated with channel inventory adjustments and reduced end consumer demand. These negative impacts were partially offset by price increases and by $6.5 million of favorable foreign currency translation.
     Office Products operating income increased $19.0 million to $12.6 million and operating income margin increased to 5.5% from (2.8)%. The increases in operating income and margin were primarily related to improved gross margin resulting from price increases and an increase in product outsourcing to Asia. In addition, savings from integration activities and a reduction in restructuring, asset impairment and restructuring-related costs contributed to the increase. These positive operating income impacts were partially offset by sales volume declines, continued investment in the Company’s transition to a pan-European business model and by increased investment in marketing and product development.

     Document Finishing Group
Results

	Three Months Ended
	June 30,		Amount of Change
(in millions of dollars)	2007	2006	$	%
Net sales	$139.0	$135.6	$3.4	3%
Operating income	5.5	4.4	1.1	25%
Operating income margin	4.0%	3.2%		0.8 pts
Restructuring and related charges	3.0	2.1	0.9	43%
     Document Finishing net sales increased $3.4 million, or 3%, to $139.0 million. Currency translation positively impacted net sales by $4.3 million. Excluding the impact of currency translation, Document Finishing sales decreased, primarily related to lower volumes in the indirect sales channel principally caused by demand volatility associated with channel inventory adjustments and reduced U.S. end consumer demand together with continued small share loss to our customers direct sourcing private label initiatives. Segment sales declines were partially offset by the implementation of price increases in 2007.
     Document Finishing operating income increased $1.1 million, or 25%, to $5.5 million, and operating income margin increased to 4.0% from 3.2%. Operating income and margin improvement resulted from realization of synergy savings, price increases and an increase in product outsourcing to Asia. These positive factors were partially offset by lower sales volumes and continued increased investment in marketing and product development initiatives.
     Computer Products Group
Results

	Three Months Ended
	June 30,		Amount of Change
(in millions of dollars)	2007	2006	$	%
Net sales	$53.3	$51.2	$2.1	4%
Operating income	9.9	6.5	3.4	52%
Operating income margin	18.6%	12.7%		5.9 pts
Restructuring and related charges	1.2	1.3	(0.1)	(8)%
     Computer Products sales increased $2.1 million, or 4%, to $53.3 million. The increase was primarily due to $1.6 million of favorable currency translation impact, increased sales volumes in Europe and Asia and reduced customer rebate programs, partially offset by lower U.S. sales volume. A reduction in sales resulting from the exit of the non-strategic cleaning business also partially offset these increases.
     Operating income increased $3.4 million, or 52%, to $9.9 million, and operating income margin increased to 18.6% from 12.7%. Operating income and margin increases were primarily attributable to product mix, reduced customer rebate programs, reduced spending and favorable foreign exchange.

     Commercial Laminating Solutions Group
Results

	Three Months Ended
	June 30,		Amount of Change
(in millions of dollars)	2007	2006	$	%
Net sales	$44.3	$43.9	$0.4	1%
Operating income	—	4.0	(4.0)	(100)%
Operating income margin	—%	9.1%		(9.1) pts
Restructuring and related charges	0.3	—	0.3	100%
     Commercial Laminating Solutions net sales increased $0.4 million, or 1%, to $44.3 million. Favorable currency translation impacted sales by $1.1 million, and was partially offset by reduced pricing to prevent share erosion to lower priced imports of high-speed laminating film products and adverse product mix.
     Operating results were breakeven, compared to operating income of $4.0 million in the prior year quarter. The decrease was primarily driven by the combination of reduced prices to retain market share as described above, adverse product mix and higher raw material costs.
Six Months Ended June 2007 versus 2006
Results
     The following table presents the Company’s results for the six months ended June 30, 2007 and 2006. Restructuring and restructuring-related expenses have been noted where appropriate, as management believes that a comparative review of these costs and their relative impact on operating income allows for a better understanding of the underlying business performance from period to period. Restructuring-related expenses represent costs related to restructuring projects which cannot be reported as restructuring under U.S. GAAP (e.g., losses on inventory disposal related to product category exits, manufacturing inefficiencies following the start of manufacturing operations at a new facility following closure of the old facility, SG&A reorganization and implementation costs, dedicated consulting, stay bonuses, etc.).

	Six Months Ended
	June 30,		Amount of Change
(in millions of dollars)	2007	2006	$	%
Net sales	$910.8	$931.2	$(20.4)	(2)%
Gross profit	267.9	256.5	11.4	4%
Gross profit margin	29.4%	27.5%		1.9 pts
Advertising, selling, general and administrative expenses	226.1	217.1	9.0	4%
Restructuring and asset impairment charges	3.1	19.8	(16.7)	(84)%
Operating income	33.4	13.6	19.8	146%
Operating income margin	3.7%	1.5%		2.2 pts
Interest expense, net	30.9	30.7	0.2	1%
Other income	2.5	1.7	0.8	47%
Income taxes	—	(5.6)	5.6	100%
Effective tax rate	—%	(36.4)%		36.4 pts
Net income (loss)	4.7	(9.9)	14.6	NM

Restructuring-related expense included in cost of products sold	7.1	2.4	4.7	196%
Restructuring-related expense included in SG&A	8.4	5.2	3.2	62%
  Net Sales
     Net sales decreased $20.4 million, or 2%, to $910.8 million. The decrease was driven by planned business exits and a divestiture from non-strategic business in the Office Products segment associated with the Company’s intent to focus on the premium end of its product categories and reductions in volume for all business segments. These negative impacts on sales were partially offset by the positive impact of currency translation of $26.9 million as well as the impact of price increases implemented in North America and Europe.
     Sales for the six months ended June 30, 2007 were also negatively impacted by the one-time adjustment of $1.7 million related to the prior-period correction in accounting for certain customer program costs that did not relate to either the current or 2006 reporting period.
  Gross Profit
     Gross profit increased $11.4 million, or 4%, to $267.9 million, and gross profit margin increased to 29.4% from 27.5%. Currency translation resulted in an $11.1 million increase in gross profit. Excluding the impact of currency, the increase in gross profit was primarily the result of the Company’s price increases and integration synergies offset by lower sales, and an increase of $4.7 million in restructuring-related charges impacting cost of products sold. In addition, the reduction in sales related to the $1.7 million one-time adjustment for a prior-period correction in accounting for certain customer program costs had a $1.7 million negative impact on gross profit and margin.
  SG&A (Advertising, selling, general and administrative expenses)
     SG&A increased $9.0 million, or 4%, to $226.1 million, and as a percentage of sales to 24.8% from 23.3%. Currency translation accounted for $6.2 million of the increase. Excluding the impact of currency, the increase was primarily related to continued investment in marketing and product development initiatives, primarily within the Document Finishing Group, and an increase in restructuring-related costs, which principally consisted of outside consulting fees related to SG&A reduction initiatives. These negative impacts were partially offset by SG&A savings related to integration activities in North America that were completed during 2006.
  Operating Income
     Operating income increased $19.8 million, or 146%, to $33.4 million, and to 3.7% from 1.5%, as a percentage of sales. The increase in operating income was driven by a decrease of $8.8 million in restructuring, asset impairment and restructuring related charges during 2007, price increases and the realization of integration synergies. These positive impacts were partially offset by the impact of lower sales and continued investment in marketing initiatives.

  Interest Expense and Other Income
     Interest expense increased $0.2 million to $30.9 million. The increase was a result of higher interest rates partially offset by the Company’s reduced 2007 debt levels.
     Other income increased $0.8 million to $2.5 million and principally resulted higher income from our unconsolidated Australian joint-venture.
  Income Taxes
     For the six months ended June 30, 2007, the Company had no income tax expense, compared with an income tax benefit of $5.6 million recorded in the prior year period. The 2007 effective tax rate was related to the tax benefit of the restructuring and restructuring related charges and an excess foreign tax credit associated with dividends received during the first six months.
  Net Income
     Net income increased to $4.7 million, or $0.09 per diluted share, from a loss of $9.9 million, or $0.18 per diluted share, in the prior year. The increase was due to the higher operating income and favorable tax expense discussed above.
Segment Discussion
     As of January 1, 2007, the Company realigned and reclassified certain businesses as discussed earlier under Segment Discussion for our second quarter results.
     All segment information for the six months ended June 30, 2006 has been restated to reflect the realigned segment structure.
  Office Products Group
Results

	Six Months Ended
	June 30,		Amount of Change
(in millions of dollars)	2007	2006	$	%
Net sales	$445.6	$462.4	$(16.8)	(4)%
Operating income (loss)	24.0	(0.6)	24.6	NM
Operating income margin	5.4%	(0.1)%		5.5 pts
Restructuring and related charges	12.2	19.9	(7.7)	(39)%
     Office Products net sales decreased $16.8 million, or 4%, to $445.6 million. The decrease is primarily the result of the exit from and divestiture of certain non-strategic business (including the storage box business sale and other non-strategic product exits in North America and Europe) amounting to approximately $30.5 million and volume declines principally caused by demand volatility associated with channel inventory adjustments and reduced end-consumer demand. These negative impacts were partially offset by the impact of foreign currency translation of $13.2 million and the segment’s implementation of price increases.
     Office Products sales were also negatively impacted by a one-time sales adjustment related to the prior-period correction in accounting for certain customer program costs. Office Products sales were reduced by $1.5 million as a result of the adjustment.
     Office Products operating income increased $24.6 million to $24.0 million and operating income margin increased to 5.4% from (0.1)%. The increases in operating income and margin were primarily related to savings from merger integration activities, price increases and a reduction in restructuring and related costs. The positive operating income impacts were partially offset by continued investment in the Company’s transition to a pan-European business model and by increased investment in marketing and product development.

     Document Finishing Group
Results

	Six Months Ended
	June 30,			Amount of Change
(in millions of dollars)	2007	2006		$	%
Net sales	$276.7	$277.2		$(0.5)	—%
Operating income	9.2	10.3		(1.1)	(11)%
Operating income margin	3.3%	3.7.	%		(0.4) pts
Restructuring and related charges	5.1	3.6		1.5	42%
     Document Finishing net sales decreased $0.5 million to $276.7 million. The decrease in Document Finishing sales was primarily related to lower volumes in the indirect sales channel. In addition, 2007 sales were negatively impacted by the exit in 2006 from certain non-strategic business. Segment sales declines were partially offset by the implementation of price increases and the favorable impact of currency translation of $8.3 million.
     Document Finishing operating income decreased $1.1 million, or 11% to $9.2 million, and operating income margin declined to 3.3% from 3.7%. Continued increased investment in marketing and product development initiatives together with lower volume outweighed the impact of favorable price increases and the realization of synergy savings.
     Computer Products Group
Results

	Six Months Ended
	June 30,		Amount of Change
(in millions of dollars)	2007	2006	$	%
Net sales	$102.7	$103.1	$(0.4)	—%
Operating income	15.5	14.8	0.7	5%
Operating income margin	15.0%	14.4%		0.6 pts
Restructuring and related charges	2.2	1.3	0.9	69%
     Computer Products sales decreased $0.4 million to $102.7 million. The decline was primarily due to the exit of the non-strategic cleaning business. Increased sales volumes in Europe and Asia were partly offset by volume declines in the U.S. caused by a continued shift in U.S. distribution channels from OEM, where the Company has significant market share, to retail. The decline was partially offset by a favorable currency impact from international operations of $3.2 million.
     Operating income increased $0.7 million, or 5%, to $15.5 million, and operating income margin increased to 15.0% from 14.4%. Operating income benefited from favorable sales mix, reduced marketing spending and favorable foreign exchange rates. These factors were only partially offset by higher restructuring and related activity.

  Commercial Laminating Solutions Group
Results

	Six Months Ended
	June 30,		Amount of Change
(in millions of dollars)	2007	2006	$	%
Net sales	$85.8	$88.5	$(2.7)	(3)%
Operating income	0.6	7.2	(6.6)	(92)%
Operating income margin	0.7%	8.1%		(7.4) pts
Restructuring and related charges	0.5	—	0.5	NM
     Commercial Laminating Solutions net sales decreased $2.7 million, or 3%, to $85.8 million. Volumes for the first six months of 2007 declined primarily due to loss of market share and reduced pricing caused by increased competition from lower-cost imports of high-speed laminating films. Pricing and volume reductions were partially offset by a favorable impact from currency translation of $2.2 million.
     Operating income decreased $6.6 million, or 92%, to $0.6 million. The decrease was primarily driven by reduced pricing, increased raw material costs and the small loss of market share.
     In the near term it is expected that the overall profitability of this segment will be lower than prior years. The Company is addressing longer term solutions to reduce the cost of films currently manufactured in the U.S., the Netherlands and Korea.
     As a part of the annual impairment review, the Company concluded that the fair value of the units in the CLSG operating segment marginally exceeded book value. Management does not believe that an impairment is probable at this time. However, the near term CLSG profitability forecast is expected to be less than that experienced in the prior year, and will require improvement in future periods to sustain its carrying value. If the performance of the segment does not meet or exceed those expectations, a future impairment could result for a portion or all of the goodwill valued at $94.1 million as of June 30, 2007. The quantification of any impairment would be dependent on the performance of the segment, which is dependent upon a number of variables that cannot be predicted with certainty.
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
  Cash Flow from Operating Activities
     In the six months ended June 30, 2007, cash used by operating activities was $14.5 million, compared to $31.8 million of cash provided by operating activities in the prior year. Net income in the current six months was $4.7 million, compared to a net loss of $(9.9) million in the 2006 period. Non-cash adjustments to net income were $32.7 million in 2007, compared to $39.7 million in 2006, on a pre-tax basis. However, the improvement in net income was offset by the following cash operating activities:
•	Increased payments to vendors and suppliers, which was primarily attributable to lower payments in the first quarter of 2006, resulting from a one-time benefit from extended payment terms, as well as other cash management initiatives in the prior year period.

•	Higher payments for restructuring and restructuring-related activities, incentive compensation and customer rebate programs.

•	Higher levels of inventory resulting from the build-up of safety stock to support business integration activities.
  Cash Flow from Investing Activities
     Cash used by investing activities was $21.6 million and $11.3 million for the six months ended June 30, 2007 and 2006, respectively. Gross capital expenditure was $21.9 million in 2007 and $12.1 million in 2006. The increase was driven by the cost of new distribution footprint infrastructures associated with ongoing restructuring and business integration efforts.

     Cash Flow from Financing Activities
     Cash provided by financing activities was $21.0 million in the first six months of 2007, whereas cash used by financing activities was $72.6 million for the same period in 2006. During the first half of 2006, the Company paid all required 2006 debt service totaling $24.7 million, and reduced its Senior Secured Term Loan Facilities by $55.0 million.
  Capitalization
     The Company’s total debt at June 30, 2007 was $825.8 million. The ratio of debt to stockholders’ equity at June 30, 2007 was 2.0 to 1.
     As of June 30, 2007 the amount available for borrowings under our revolving credit facilities was $118.1 million (allowing for $18.4 million drawn and $13.5 million of letters of credit outstanding on that date).
     As of and for the period ended June 30, 2007, the Company was in compliance with all applicable loan covenants.
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
ITEM 3. QUANTITIATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     See Item 7A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. There has been no material change to disclosures made therein on Foreign Exchange Risk Management or Interest Rate Risk Management through the period ended June 30, 2007 or through the date of this report.
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
  (b) Changes in Internal Control Over Financial Reporting.
     There has been no change in the Company’s internal control over financial reporting that occurred during the three month period ending June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
     None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          A total of 48,047,014 of the Company’s shares of common stock were present or represented by proxy at the Company’s Annual Meeting of Stockholders held on May 15, 2007 (the “2007 Annual Meeting”). This represented more than 89% of the Company’s shares outstanding. Two management proposals were voted upon at the 2007 Annual Meeting and both were approved.
Proposal 1 Election of Directors.
          The terms of office of three current directors, Gordon R. Lohman, Dr. Patricia O. Ewers and George V. Bayly, expired at the 2007 Annual Meeting and all were re-elected to a three-year term. The results of the voting were as follows:

	For	Withheld
Gordon R. Lohman	47,145,285	901,729
Dr. Patricia O. Ewers	47,284,510	762,504
George V. Bayly	47,425,793	621,221
          Other directors whose terms continued after the meeting were David D. Campbell, G. Thomas Hargrove, Robert J. Keller, Robert H. Jenkins, Pierre E. Leroy, and Norman H. Wesley.
Proposal 2 Ratification of the selection of PricewaterhouseCoopers LLP as the independent registered public accounting firm of the Company for 2007.

For	Against	Abstain
47,916,194	99,680	31,140
ITEM 5. OTHER INFORMATION
     None.

ITEM 6. EXHIBITS

Number	Description

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Filed herewith.

**	Furnished herewith

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

Thomas P. O’Neill, Jr.
Vice President, Finance and Accounting
(principal accounting officer)
August 9, 2007

EXHIBIT INDEX

Number	Description

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Filed herewith.

**	Furnished herewith