Form 10-Q
period 2007-09-30
ACCO BRANDS CORP
filed 2007-11-08
CIK 712034

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2007
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
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of November 1, 2007, the registrant had outstanding 54,085,711 shares of Common Stock.

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

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ACCO Brands Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2007	2006
(in millions of dollars)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$44.1	$50.0
Accounts receivable, net	394.3	427.4
Inventories, net	307.4	277.6
Deferred income taxes	38.7	37.2
Other current assets	37.5	30.0

Total current assets	822.0	822.2
Property, plant and equipment, net	225.0	217.2
Deferred income taxes	76.3	79.2
Goodwill	451.9	438.3
Identifiable intangibles, net	230.9	233.6
Other assets	83.6	59.1

Total assets	$1,889.7	$1,849.6

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable to banks	$15.6	$4.7
Current portion of long-term debt	14.7	0.1
Accounts payable	176.3	189.2
Accrued compensation	35.3	36.5
Accrued customer program liabilities	112.7	121.9
Other current liabilities	128.1	143.7

Total current liabilities	482.7	496.1
Long-term debt	793.0	800.3
Deferred income taxes	93.4	99.7
Postretirement and other liabilities	84.4	69.5

Total liabilities	1,453.5	1,465.6

Commitments and Contingencies — Note 12

Common stock	0.6	0.6
Treasury stock	(1.1)	(1.1)
Paid-in capital	1,388.7	1,374.6
Accumulated other comprehensive loss	(25.4)	(50.1)
Accumulated deficit	(926.6)	(940.0)

Total stockholders’ equity	436.2	384.0

Total liabilities and stockholders’ equity	$1,889.7	$1,849.6

See notes to condensed consolidated financial statements.

ACCO Brands Corporation and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions of dollars, except per share data)	2007	2006	2007	2006
Net sales	$494.7	$499.2	$1,405.5	$1,430.4

Cost of products sold	346.5	352.8	989.4	1,027.5
Advertising, selling, general and administrative expenses	107.2	112.6	333.3	329.7
Amortization of intangibles	2.6	2.5	7.9	8.5
Restructuring and asset impairment charges	11.4	5.8	14.5	25.6

Operating income	27.0	25.5	60.4	39.1
Interest expense, net	16.5	16.5	47.4	47.2
Other income, net	(3.0)	(2.4)	(5.5)	(4.1)

Income (loss) before income taxes and minority interest	13.5	11.4	18.5	(4.0)
Income taxes	4.6	(6.9)	4.6	(12.5)
Minority interest	0.2	0.2	0.5	0.3

Net income	$8.7	$18.1	$13.4	$8.2

Basic earnings per common share	$0.16	$0.34	$0.25	$0.15
Diluted earnings per common share	$0.16	$0.33	$0.24	$0.15

Weighted average number of shares outstanding:
Basic	54.0	53.5	54.0	53.3
Diluted	55.0	54.3	55.0	54.1
See notes to condensed consolidated financial statements.

ACCO Brands Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(in millions of dollars)	2007	2006
Operating activities
Net income	$13.4	$8.2
Restructuring, impairment and other non-cash charges	1.2	5.2
Loss on sale of assets	0.2	0.9
Depreciation	25.2	29.5
Amortization of debt issuance costs	3.2	3.7
Amortization of intangibles	7.9	8.5
Stock-based compensation	10.3	14.3
Changes in balance sheet items:
Accounts receivable	43.7	38.7
Inventories	(23.1)	(16.8)
Other assets	(7.3)	(7.4)
Accounts payable	(18.9)	19.9
Accrued expenses and other liabilities	(32.1)	(17.2)
Income taxes	(4.6)	(24.2)
Other operating activities, net	(3.5)	(1.2)

Net cash provided by operating activities	15.6	62.1
Investing activities
Additions to property, plant and equipment	(38.1)	(22.1)
Proceeds from the disposition of assets	0.8	5.5
Other investing activities	—	2.1

Net cash used by investing activities	(37.3)	(14.5)
Financing activities
Repayments of long-term debt	—	(100.8)
Borrowings (repayments) of short-term debt, net	10.3	(0.8)
Proceeds from the exercise of stock options	3.7	9.8
Other financing activities	—	(0.2)

Net cash provided (used) by financing activities	14.0	(92.0)
Effect of foreign exchange rate changes on cash	1.8	2.6

Net decrease in cash and cash equivalents	(5.9)	(41.8)
Cash and cash equivalents
Beginning of period	50.0	91.1

End of period	$44.1	$49.3

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
     The condensed consolidated balance sheet as of September 30, 2007, the related condensed consolidated statements of income for the three and nine months ended September 30, 2007 and 2006, and the related condensed consolidated statements of cash flows for the nine months ended September 30, 2007 and 2006 are unaudited. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required annually by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments consisting of only normal recurring adjustments necessary for a fair presentation of the financial statements have been included. Interim results may not be indicative of results for a full year.
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

     The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income taxes in its results of operations.
3. Information on Business Segments
     As of January 1, 2007, the Company realigned and reclassified certain businesses, resulting in the following changes:
•	The Company created a new business segment, the Document Finishing Group, which consists of the following businesses:
o	the businesses comprising its former Other Commercial segment (consisting of the Document Finishing and Day-Timers businesses);

o	the Company’s document communication business, which was transferred from the Office Products Group; and

o	the Company’s high-speed and other binding business, which was transferred from the former Industrial Print Finishing Group (“IPFG”) business segment.
•	In addition, the remaining components of the former IPFG business segment began reporting as the Commercial Laminating Solutions Group business segment to more appropriately reflect the remaining operations.
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
     Document Finishing products are manufactured both internally and by third-party manufacturing partners. Products are sold directly to high volume end-users, commercial reprographic centers and indirectly to lower volume consumers worldwide.
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
     All of our computer products are manufactured to our specifications by third-party suppliers, principally in Asia, and are stored and distributed from our regional facilities. Our computer products are sold primarily to consumer electronic retailers, information technology value-added resellers, original equipment manufacturers and office products retailers.
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
     Net sales by business segment are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions of dollars)	2007	2006	2007	2006
Office Products Group	$244.8	$252.3	$690.4	$714.7
Document Finishing Group	145.9	142.8	422.6	420.0
Computer Products Group	60.3	62.2	163.0	165.3
Commercial Laminating Solutions Group	43.7	41.9	129.5	130.4

Net sales	$494.7	$499.2	$1,405.5	$1,430.4

     Operating income by business segment is as follows (a):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions of dollars)	2007	2006	2007	2006
Office Products Group	$14.4	$11.9	$38.4	$11.3
Document Finishing Group	4.9	5.6	14.1	15.9
Computer Products Group	14.0	14.6	29.5	29.4
Commercial Laminating Solutions Group	0.3	1.4	0.9	8.6

Subtotal	33.6	33.5	82.9	65.2
Corporate	(6.6)	(8.0)	(22.5)	(26.1)

Operating income	27.0	25.5	60.4	39.1
Interest expense	16.5	16.5	47.4	47.2
Other income	(3.0)	(2.4)	(5.5)	(4.1)

Income (loss) before income taxes and minority interest	$13.5	$11.4	$18.5	$(4.0)

(a)	Operating income as presented in the segment table above is defined as i) net sales; ii) less cost of products sold; iii) less advertising, selling, general and administrative expenses; iv) less amortization of intangibles; and v) less restructuring charges.

     Segment assets:
     The following table presents the measure of segment assets used by the Company’s chief operating decision maker (b), as required by Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information.

	September 30,	December 31,
(in millions of dollars)	2007	2006
Office Products Group	$509.7	$492.4
Document Finishing Group	275.2	280.3
Computer Products Group	105.9	100.4
Commercial Laminating Solutions Group	90.7	84.5

Total segment assets (b)	981.5	957.6
Unallocated assets	904.9	889.0
Corporate	3.3	3.0

Total assets	$1,889.7	$1,849.6

(b)	Represents total assets, excluding: goodwill and identifiable intangibles resulting from business acquisitions, intercompany balances, cash, deferred taxes, prepaid pension assets, prepaid debt issuance costs and joint ventures accounted for on the equity basis.
     As a supplement to the presentation of segment assets presented above, the table below presents segment assets, including the allocation of identifiable intangible assets and goodwill resulting from business combinations (c).

	September 30,	December 31,
(in millions of dollars)	2007	2006
Office Products Group	$852.4	$828.4
Document Finishing Group	462.2	464.5
Computer Products Group	123.8	118.2
Commercial Laminating Solutions Group	225.9	218.4

Total segment assets (c)	1,664.3	1,629.5
Unallocated assets	222.1	217.1
Corporate	3.3	3.0

Total assets	$1,889.7	$1,849.6

(c)	Represents total assets, excluding: intercompany balances, cash, deferred taxes, prepaid pension assets, prepaid debt issuance costs and joint ventures accounted for on the equity basis.
4. Restructuring and Restructuring-Related Charges
     In March, 2005, the Company announced its plan to merge with General Binding Corporation (“GBC”) and took certain restructuring actions in preparation for the merger. Subsequent to the merger, significant restructuring actions have been initiated, which have resulted in the closure or consolidation of facilities that are engaged in manufacturing and distributing the Company’s products, primarily in North America and Europe. The Company recorded pre-tax restructuring and asset impairment charges of $11.4 million and $5.8 million during the three months ended September 30, 2007 and 2006, respectively, and $14.5 million and $25.6 million during the nine months ended September 30, 2007 and 2006, respectively, related to these actions. Additional charges are expected to be incurred throughout 2007 and 2008 as the Company continues to identify and implement the specific phases of its strategic and business integration plans.
     A summary of the activity in the restructuring accounts and a reconciliation of the liability for, and as of, the nine months ended September 30, 2007 are as follows:

	Balance at			Non-cash	Balance at
	December 31,		Cash	Write-offs/	September 30,
(in millions of dollars)	2006	Total Provision	Expenditures	Currency Change	2007
Employee termination costs	$18.0	$13.9	$(10.0)	$0.8	$22.7
Termination of lease agreements	4.5	0.3	(2.8)	—	2.0

Subtotal	22.5	14.2	(12.8)	0.8	24.7
Asset impairments (1)	—	0.3	—	(0.3)	—
Net loss on disposal of assets resulting from restructuring activities	0.1	—	—	(0.1)	—

Total rationalization of operations	$22.6	$14.5	$(12.8)	$0.4	$24.7

(1)	Included in the total restructuring provision recognized during the nine months ended September 30, 2007 is a pre-tax charge of $0.3 million related to the exit of a facility meeting the criteria for recognition as an impaired disposal group as defined by SFAS 144, Impairment or Disposal of Long-Lived Assets. The decision to exit the facility was a part of the restructuring actions undertaken subsequent to the Company’s merger with GBC.
     Of the 1,309 positions planned for elimination under restructuring initiatives provided for through September 30, 2007, 823 had been eliminated as of the balance sheet date.
     Management expects the $22.7 million employee termination costs balance to be substantially paid within the next twelve months. Lease costs included in the $2.0 million balance are expected to continue until the last lease terminates in 2013.
     In association with the Company’s restructuring activities, certain restructuring-related costs were expensed to cost of products sold and advertising, selling, general and administrative expense in the income statement. These charges were principally related to the implementation of the new company footprint, including internal and external project management costs, outside consulting and strategic product category exits. For the nine months ended September 30, 2007 and 2006 these charges totaled $23.1 million and $14.6 million, respectively. The Company expects to record additional amounts as it continues its restructuring initiatives. In addition, the final charges related to planning for the integration of ACCO Brands and GBC businesses of $0.8 million were recorded during the nine months ended September 30, 2006 and were classified in advertising, selling, general and administrative expense in the income statement.
5. Acquisition and Merger
     On August 17, 2005, ACCO Brands acquired 100% of the outstanding common stock of GBC. The results of GBC’s operations have been included in ACCO Brands’ consolidated financial statements since the merger date.
     The determination of goodwill required in the purchase price allocation related to the acquisition included accruals for certain estimated costs, including those related to the closure of GBC facilities, the termination of GBC lease agreements and to GBC employee-related severance arrangements. The amount provided for these costs as of the date of acquisition was $33.4 million.
     The following table provides a reconciliation of the activity by cost category from December 31, 2006 through September 30, 2007.

	Balance at			Non-cash	Balance at
	December 31,	Adjustments to	Cash	Write-offs/	September 30,
(in millions of dollars)	2006	Reserve	Expenditures	Currency Change	2007
Employee termination costs	$7.7	$(0.5)	$(4.0)	$—	$3.2
Termination of lease agreements	8.2	(0.1)	(1.6)	0.3	6.8
Other	1.7	(0.2)	(0.3)	0.1	1.3

Total	$17.6	$(0.8)	$(5.9)	$0.4	$11.3

6. Stock -Based Compensation
     The following table summarizes the Company’s stock-based compensation (including stock options, restricted stock units (“RSUs”) and performance stock units (“PSUs”)) for the three and nine months ended September 30, 2007 and 2006.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions of dollars)	2007	2006	2007	2006
Stock option compensation expense	$1.5	$3.2	$5.1	$9.5
RSU compensation expense	1.0	0.8	3.3	2.7
PSU compensation expense	—	0.7	1.9	2.1

Total	$2.5	$4.7	$10.3	$14.3

     Unrecognized compensation cost related to unvested stock options, RSUs and PSUs was approximately $4.9 million, $7.7 million and $6.8 million, respectively, as of September 30, 2007.
     On March 16, 2007, the Company’s Board of Directors approved a stock compensation grant, which consisted of 301,250 stock options, 145,700 RSUs and 287,750 PSUs. The Company’s Board of Directors approved additional grants of 143,975 RSUs on May 16, 2007 and 3,500 stock options, 3,500 RSUs and 3,500 PSUs on August 7, 2007.
7. Inventories
     Inventories are stated at the lower of cost or market value. The components of inventories were as follows:

	September 30,	December 31,
(in millions of dollars)	2007	2006
Raw materials	$33.8	$37.0
Work in process	10.5	10.8
Finished goods	263.1	229.8

Total inventories	$307.4	$277.6

8. Goodwill and Intangibles
     Goodwill
     As discussed in Note 3, as of January 1, 2007, the Company realigned and reclassified certain businesses and began reporting under this new structure in the first quarter of 2007. The December 31, 2006 goodwill balances presented below have been reallocated to the new reportable business segments to reflect this new structure. The goodwill balances by business segment as of December 31, 2006 and September 30, 2007 are as follows:

(in millions of dollars)	Balance at	Translation	Balance at
Reportable Segment	December 31, 2006	and Other	September 30, 2007
Office Products Group	$204.4	$7.2	$211.6
Document Finishing Group	133.7	4.1	137.8
Computer Products Group	6.9	—	6.9
Commercial Laminating Solutions Group	93.3	2.3	95.6

Total	$438.3	$13.6	$451.9

     Identifiable Intangible Assets
     The gross carrying value and accumulated amortization by class of identifiable intangible assets as of September 30, 2007 and December 31, 2006 are as follows:

	September 30, 2007			December 31, 2006
	Gross		Net	Gross			Net
	Carrying	Accumulated	Book	Carrying	Accumulated		Book
(in millions of dollars)	Amounts	Amortization	Value	Amounts	Amortization		Value
Indefinite-lived intangible assets:
Trade names	$195.7	$(44.5)	$151.2	$192.3	$(44.5	) (1)	$147.8
Amortizable intangible assets:
Trade names	71.2	(26.6)	44.6	69.8	(23.9)		45.9
Customer and contractual relationships	41.0	(14.9)	26.1	39.4	(9.7)		29.7
Patents/proprietary technology	12.1	(3.1)	9.0	12.1	(1.9)		10.2

Subtotal	124.3	(44.6)	79.7	121.3	(35.5)		85.8

Total identifiable intangibles	$320.0	$(89.1)	$230.9	$313.6	$(80.0)		$233.6

(1)	Accumulated amortization prior to the adoption of SFAS No. 142, Goodwill and Other Intangible Assets.
     The Company’s intangible amortization expense was $2.6 million and $2.5 million for the three months ended September 30, 2007 and 2006, respectively, and $7.9 million and $8.5 million for the nine months ended September 30, 2007 and 2006, respectively. Estimated 2007 amortization expense is $10.4 million, and is expected to decline by approximately $1.0 million for each of the five years following.
     As more fully described in the Company’s 2006 annual report on Form 10-K, the Company must complete an annual assessment of the carrying value of its goodwill. The Company performed this assessment during the second quarter and concluded that no impairment existed.
     As a part of the annual impairment review, the Company concluded that the fair value of the reporting units in the CLSG operating segment marginally exceeded book value. Management does not believe that an impairment is probable at this time. However, the near term CLSG profitability forecast is expected to be less than that experienced in the prior year, and will require improvement in future periods to sustain its carrying value. If the performance of the segment does not meet or exceed those expectations, a future impairment could result for a portion or all of the goodwill valued at $95.6 million as of September 30, 2007. The quantification of any impairment would be dependent on the performance of the segment, which is dependent upon a number of variables that cannot be predicted with certainty.
9. Pension and Other Retiree Benefits
     The components of net periodic benefit cost for pension and postretirement plans for the three and nine months ended September 30, 2007 and 2006 are as follows:

	Three Months Ended September 30,
	Pension Benefits
	U.S.		International		Postretirement
(in millions of dollars)	2007	2006	2007	2006	2007	2006
Service cost	$1.6	$1.6	$1.5	$1.2	$—	$0.1
Interest cost	2.2	2.5	3.8	3.2	0.2	0.2
Expected return on plan assets	(2.9)	(3.5)	(5.0)	(4.2)	—	—
Amortization of prior service cost	—	—	0.1	0.3	—	—
Amortization of net loss (gain)	0.1	0.4	0.8	0.7	(0.1)	(0.2)

Total net periodic benefit cost	$1.0	$1.0	$1.2	$1.2	$0.1	$0.1

	Nine Months Ended September 30,
	Pension Benefits
	U.S.		International		Postretirement
(in millions of dollars)	2007	2006	2007	2006	2007	2006
Service cost	$6.0	$4.9	$4.3	$3.6	$0.2	$0.2
Interest cost	6.4	7.5	11.4	9.2	0.7	0.7
Expected return on plan assets	(8.5)	(10.5)	(14.8)	(12.2)	—	—
Amortization of prior service cost	(0.1)	(0.1)	0.4	0.9	—	—
Amortization of net loss (gain)	0.8	1.3	2.3	2.0	(0.5)	(0.5)

Total net periodic benefit cost	$4.6	$3.1	$3.6	$3.5	$0.4	$0.4

     The Company expects to contribute approximately $6.5 million to its pension plans in 2007. For the nine months ended September 30, 2007, the Company has contributed approximately $5.1 million to those plans.
     During the third quarter the Company experienced a pension curtailment as a significant number of U.S. employees were involuntarily terminated in connection with the Company’s restructuring initiatives. As of the date of curtailment, the Company remeasured its pension plan expense and pension plan obligation. The impact of the curtailment was insignificant. The remeasurement resulted in a significant reduction of full year pension expense, $1.9 million, of which $0.8 million was recognized in the third quarter. This significant decrease was due to a number of factors:
•	An increase in the discount rate for the U.S. plan from 5.94% to 6.47%.

•	Updated demographic assumptions, particularly updated withdrawal experience.

•	Actual asset gains realized in the first part of the year.
Total U.S. pension cost for 2007 is now expected to be $5.4 million, compared to $4.4 million in 2006.
10. Long-term Debt and Short-term Borrowings
     Notes payable and long-term debt consisted of the following at September 30, 2007 and December 31, 2006:

	September 30,	December 31,
(in millions of dollars)	2007	2006
U.S. Dollar Senior Secured Term Loan Credit Facility (weighted-average floating interest rate of 7.23% at September 30, 2007 and 7.12% at December 31, 2006)	$316.0	$316.0
British Pound Senior Secured Term Loan Credit Facility (weighted-average floating interest rate of 8.16% at September 30, 2007 and 7.20% at December 31, 2006)	68.5	66.3
Euro Senior Secured Term Loan Credit Facility (weighted-average floating interest rate of 6.30% at September 30, 2007 and 5.61% at December 31, 2006)	72.4	67.5
Euro Senior Secured Revolving Credit Facility (floating interest rate of 6.21% at September 30, 2007)	11.3	—
U.S. Dollar Senior Subordinated Notes, due 2015 (fixed interest rate of 7.625%)	350.0	350.0
Other borrowings	5.1	5.3

Total debt	823.3	805.1
Less: current portion	(30.3)	(4.8)

Total long-term debt	$793.0	$800.3

     As more fully described in the Company’s 2006 annual report on Form 10-K, the Company must meet certain restrictive debt covenants under the senior secured credit facilities. The indenture governing the senior subordinated notes also contains certain covenants. As of and for the periods ended September 30, 2007 and December 31, 2006, the Company was in compliance with all applicable covenants.
11. Earnings per Share
     Total outstanding shares as of September 30, 2007 and 2006 were 54.1 million and 53.6 million, respectively. The calculation of basic earnings per common share is based on the weighted average number of common shares outstanding in the year, or period, over which they were outstanding. The Company’s diluted earnings per common share assumes that any common shares outstanding were increased by shares that would be issued upon exercise of those stock units for which the average market price for the period exceeds the exercise price; less, the shares that could have been purchased by the Company with the related proceeds, including compensation expense measured but not yet recognized, net of tax.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2007	2006	2007	2006
Weighted average number of common shares outstanding — basic	54.0	53.5	54.0	53.3
Employee stock options	0.8	0.8	0.8	0.8
Restricted stock units	0.2	—	0.2	—

Adjusted weighted-average shares and assumed conversions (1) — diluted	55.0	54.3	55.0	54.1

(1)	The Company has dilutive shares related to stock options and restricted stock units that were granted under the Company’s stock compensation plans. As of September 30, 2007 and 2006, the Company had anti-dilutive shares of 2.0 million and 1.8 million, respectively.

12. Commitments and Contingencies
  Pending Litigation
     The Company and its subsidiaries are defendants in various claims and legal proceedings associated with their business and operations. It is not possible to predict the outcome of the pending actions, but management believes that there are meritorious defenses to these actions and that these actions, if adjudicated or settled in a manner adverse to the Company, would not have a material adverse effect upon the results of operations, cash flows or financial condition of the Company.
  Environmental
     The Company is subject to laws and regulations relating to the protection of the environment. While it is not possible to quantify with certainty the potential impact of actions regarding environmental matters, particularly remediation and other compliance efforts that the Company’s subsidiaries may undertake in the future, in the opinion of management, compliance with the present environmental protection laws, before taking into account any estimated recoveries from third parties, will not have a material adverse effect upon the results of operations, cash flows or financial condition of the Company.
13. Comprehensive Income
     Comprehensive income is defined as net income and other changes in stockholders’ equity from transactions and other events from sources other than stockholders, including currency translation gains and losses. Total comprehensive income recognized during the three months ended September 30, 2007 and 2006 was $24.9 million and $19.8 million, respectively, and during the nine months ended September 30, 2007 and 2006, was $38.1 million and $0.0 million, respectively. The total comprehensive income recognized in the current year was principally due to foreign currency translation adjustments and net income realized.
14. Income Taxes
     For the nine months ended September 30, 2007, the Company recorded income tax expense of $4.6 million versus an income tax benefit of $12.5 million in the prior year. The lower than statutory tax rate of 24.9% in the current year was principally due to the tax benefit of the restructuring and restructuring related charges and an excess foreign tax credit associated with dividends received during the first nine months. The tax benefits for the prior year include a reduction in taxes due on certain unrepatriated foreign earnings, a settlement of the prior year’s tax return, a settlement with the Company’s former parent under a tax allocation agreement entered into in connection with the spin-off, and benefits from the Domestic Production Activities and Extraterritorial Income Exclusion.
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
     On January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. As a result of the implementation of FIN 48, the Company recognized no increase or decrease in the liability for unrecognized tax benefits. The amount of unrecognized tax benefits as of January 1, 2007 is $6.5 million, of which $4.5 million would affect the Company’s effective tax rate, if recognized. As of September 30, 2007 the amount of unrecognized tax benefits decreased to $4.9 million, of which $3.5 million would affect the Company’s effective tax rate, if recognized. The Company expects the amount of unrecognized tax benefits to change within the next twelve months but these changes are not expected to have a significant impact on the Company’s results of operations or financial position.

     The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income taxes in its results of operations. As of January 1, 2007, the Company had no net amount accrued for interest and penalties.
15. Joint Venture Investments (Unaudited)
     Summarized below is financial information for the Company’s joint ventures, which are accounted for under the equity method. Accordingly, the Company has recorded its proportionate share of earnings or losses on the line entitled “Other income, net” in the condensed consolidated statements of income.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions of dollars)	2007	2006	2007	2006
Net sales	$31.3	$17.5	$87.7	$50.6
Gross profit	16.8	7.5	45.5	19.4
Operating income	5.5	3.4	12.4	7.2
Net income	4.3	3.0	9.4	5.9

	September 30,	December 31,
(in millions of dollars)	2007	2006
Current assets	$60.9	$52.5
Non-current assets	23.0	21.0
Current liabilities	23.3	26.2
Non-current liabilities	17.7	16.8
16. Condensed Consolidated Financial Information
     The Company’s 100% owned domestic subsidiaries have jointly and severally, fully and unconditionally, guaranteed certain outstanding notes issued by the Company. Rather than filing separate financial statements for each guarantor subsidiary with the Securities and Exchange Commission, the Company has elected to present the following consolidating financial statements, which detail the results of operations for the three and nine months ended September 30, 2007 and 2006, cash flows for the nine months ended September 30, 2007 and 2006 and financial position as of September 30, 2007 and December 31, 2006 of the Company and its guarantor and non-guarantor subsidiaries (in each case carrying investments under the equity method), and the eliminations necessary to arrive at the reported consolidated financial statements of the Company.

Condensed Consolidating Balance Sheets (Unaudited)

	September 30, 2007
			Non-
(in millions of dollars)	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$3.7	$0.3	$40.1	$—	$44.1
Accounts receivable, net	—	178.2	216.1	—	394.3
Inventory, net	—	148.1	159.3	—	307.4
Receivables from affiliates	330.9	2.8	9.5	(343.2)	—
Deferred income taxes	19.0	9.2	10.5	—	38.7
Other current assets	0.8	16.9	19.8	—	37.5

Total current assets	354.4	355.5	455.3	(343.2)	822.0
Property, plant and equipment, net	0.3	107.7	117.0	—	225.0
Deferred income taxes	18.4	9.9	48.0	—	76.3
Goodwill	—	266.0	185.9	—	451.9
Identifiable intangibles, net	70.1	95.1	65.7	—	230.9
Other assets	16.6	28.8	38.2	—	83.6
Investment in, long-term receivable from, affiliates	877.3	811.3	198.0	(1,886.6)	—

Total assets	$1,337.1	$1,674.3	$1,108.1	$(2,229.8)	$1,889.7

Liabilities and Stockholders’ Equity
Current liabilities
Notes payable to banks	$—	$—	$15.6	$—	$15.6
Current portion of long-term debt	—	—	14.7	—	14.7
Accounts payable	—	106.1	70.2	—	176.3
Accrued customer program liabilities	—	51.1	61.6	—	112.7
Other current liabilities	0.7	68.1	94.6	—	163.4
Payables to affiliates	6.2	556.7	256.2	(819.1)	—

Total current liabilities	6.9	782.0	512.9	(819.1)	482.7
Long-term debt	666.0	—	127.0	—	793.0
Long-term notes payable to affiliates	178.2	99.5	23.8	(301.5)	—
Deferred income taxes	8.8	11.3	73.3	—	93.4
Postretirement and other liabilities	41.0	13.4	30.0	—	84.4

Total liabilities	900.9	906.2	767.0	(1,120.6)	1,453.5
Stockholders’ equity
Common stock	0.6	600.9	36.5	(637.4)	0.6
Treasury stock	(1.1)	—	—	—	(1.1)
Paid-in capital	1,388.7	623.8	241.8	(865.6)	1,388.7
Accumulated other comprehensive (loss) income	(25.4)	(16.6)	11.1	5.5	(25.4)
Accumulated (deficit) retained earnings	(926.6)	(440.0)	51.7	388.3	(926.6)

Total stockholders’ equity	436.2	768.1	341.1	(1,109.2)	436.2

Total liabilities and stockholders’ equity	$1,337.1	$1,674.3	$1,108.1	$(2,229.8)	$1,889.7

Condensed Consolidating Balance Sheets

	December 31, 2006
			Non-
(in millions of dollars)	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$2.6	$6.5	$40.9	$—	$50.0
Accounts receivable, net	—	204.9	222.5	—	427.4
Inventory, net	—	139.2	138.4	—	277.6
Receivables from affiliates	339.4	48.9	28.8	(417.1)	—
Deferred income taxes	9.6	24.2	3.4	—	37.2
Other current assets	0.9	14.9	14.2	—	30.0

Total current assets	352.5	438.6	448.2	(417.1)	822.2
Property, plant and equipment, net	0.2	95.0	122.0	—	217.2
Deferred income taxes	37.5	26.7	15.0	—	79.2
Goodwill	—	265.1	173.2	—	438.3
Identifiable intangibles, net	70.2	103.9	59.5	—	233.6
Other assets	19.1	9.1	30.9	—	59.1
Investment in, long-term receivable from, affiliates	820.6	838.7	247.0	(1,906.3)	—

Total assets	$1,300.1	$1,777.1	$1,095.8	$(2,323.4)	$1,849.6

Liabilities and Stockholders’ Equity
Current liabilities
Notes payable to banks	$—	$—	$4.7	$—	$4.7
Current portion of long-term debt	—	—	0.1	—	0.1
Accounts payable	—	99.7	89.5	—	189.2
Accrued customer program liabilities	—	66.1	55.8	—	121.9
Other current liabilities	11.3	81.1	87.8	—	180.2
Payables to affiliates	8.6	628.2	310.4	(947.2)	—

Total current liabilities	19.9	875.1	548.3	(947.2)	496.1
Long-term debt	666.0	—	134.3	—	800.3
Long-term notes payable to affiliates	178.2	102.0	13.7	(293.9)	—
Deferred income taxes	25.6	45.7	28.4	—	99.7
Postretirement and other liabilities	26.4	16.4	26.7	—	69.5

Total liabilities	916.1	1,039.2	751.4	(1,241.1)	1,465.6
Stockholders’ equity
Common stock	0.6	600.9	33.4	(634.3)	0.6
Treasury stock	(1.1)	—	—	—	(1.1)
Paid-in capital	1,374.6	611.2	262.1	(873.3)	1,374.6
Accumulated other comprehensive (loss) income	(50.1)	(23.8)	(7.7)	31.5	(50.1)
Accumulated (deficit) retained earnings	(940.0)	(450.4)	56.6	393.8	(940.0)

Total stockholders’ equity	384.0	737.9	344.4	(1,082.3)	384.0

Total liabilities and stockholders’ equity	$1,300.1	$1,777.1	$1,095.8	$(2,323.4)	$1,849.6

Condensed Consolidating Income Statements (Unaudited)

	Three months ended September 30, 2007
			Non-
(in millions of dollars)	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Unaffiliated sales	$—	$265.5	$229.2	$—	$494.7
Affiliated sales	—	13.5	11.6	(25.1)	—

Net sales	—	279.0	240.8	(25.1)	494.7
Cost of products sold	—	203.3	168.3	(25.1)	346.5
Advertising, selling, general and administrative expenses	8.2	54.8	44.2	—	107.2
Amortization of intangibles	0.1	1.4	1.1	—	2.6
Restructuring and asset impairment charges	—	1.9	9.5	—	11.4

Operating (loss) income	(8.3)	17.6	17.7	—	27.0
Interest (income) expense from affiliates	(0.7)	(0.5)	1.2	—	—
Interest expense	11.2	2.8	2.5	—	16.5
Other (income) expense, net	0.2	(2.9)	(0.3)	—	(3.0)

(Loss) income before taxes, minority interest and earnings (losses) of wholly owned subsidiaries	(19.0)	18.2	14.3	—	13.5
Income taxes	(1.6)	(0.4)	6.6	—	4.6
Minority interest	—	—	0.2	—	0.2

(Loss) income before earnings (losses) of wholly owned subsidiaries	(17.4)	18.6	7.5	—	8.7
Earnings (losses) of wholly owned subsidiaries	26.1	(3.1)	—	(23.0)	—

Net income (loss)	$8.7	$15.5	$7.5	$(23.0)	$8.7

	Three months ended September 30, 2006
			Non-
(in millions of dollars)	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Unaffiliated sales	$—	$280.1	$219.1	$—	$499.2
Affiliated sales	—	15.0	11.2	(26.2)	—

Net sales	—	295.1	230.3	(26.2)	499.2
Cost of products sold	—	216.2	162.8	(26.2)	352.8
Advertising, selling, general and administrative expenses	10.4	53.3	48.9	—	112.6
Amortization of intangibles	0.1	1.2	1.2	—	2.5
Restructuring and asset impairment charges	—	1.2	4.6	—	5.8

Operating (loss) income	(10.5)	23.2	12.8	—	25.5
Interest (income) expense from affiliates	(0.3)	(0.2)	0.5	—	—
Interest expense (income)	10.9	1.9	3.7	—	16.5
Other (income) expense, net	(1.3)	(0.5)	(0.6)	—	(2.4)

(Loss) income before taxes and earnings (losses) of wholly owned subsidiaries	(19.8)	22.0	9.2	—	11.4
Income taxes	(0.8)	(8.5)	2.4	—	(6.9)
Minority interest	—	—	0.2	—	0.2

(Loss) income before earnings (losses) of wholly owned subsidiaries	(19.0)	30.5	6.6	—	18.1
Earnings (losses) of wholly owned subsidiaries	37.1	(4.0)	—	(33.1)	—

Net income (loss)	$18.1	$26.5	$6.6	$(33.1)	$18.1

Condensed Consolidating Income Statements (Unaudited)

	Nine months ended September 30, 2007
			Non-
(in millions of dollars)	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Unaffiliated sales	$—	$734.6	$670.9	$—	$1,405.5
Affiliated sales	—	45.2	33.0	(78.2)	—

Net sales	—	779.8	703.9	(78.2)	1,405.5
Cost of products sold	—	573.0	494.6	(78.2)	989.4
Advertising, selling, general and administrative expenses	28.2	164.4	140.7	—	333.3
Amortization of intangibles	0.1	4.3	3.5	—	7.9
Restructuring and asset impairment charges	—	2.5	12.0	—	14.5

Operating (loss) income	(28.3)	35.6	53.1	—	60.4
Interest (income) expense from affiliates	(2.1)	(1.3)	3.4	—	—
Interest expense	31.7	8.2	7.5	—	47.4
Other (income) expense, net	(0.8)	(7.5)	2.8	—	(5.5)

(Loss) income before taxes, minority interest and earnings (losses) of wholly owned subsidiaries	(57.1)	36.2	39.4	—	18.5
Income taxes	(8.0)	(3.2)	15.8	—	4.6
Minority interest	—	—	0.5	—	0.5

(Loss) income before earnings (losses) of wholly owned subsidiaries	(49.1)	39.4	23.1	—	13.4
Earnings (losses) of wholly owned subsidiaries	62.5	0.3	—	(62.8)	—

Net income (loss)	$13.4	$39.7	$23.1	$(62.8)	$13.4

	Nine months ended September 30, 2006
			Non-
(in millions of dollars)	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Unaffiliated sales	$—	$781.2	$649.2	$—	$1,430.4
Affiliated sales	—	49.9	42.9	(92.8)	—

Net sales	—	831.1	692.1	(92.8)	1,430.4
Cost of products sold	—	630.9	489.4	(92.8)	1,027.5
Advertising, selling, general and administrative expenses	33.3	158.1	138.3	—	329.7
Amortization of intangibles	0.1	4.7	3.7	—	8.5
Restructuring and asset impairment charges	0.1	6.7	18.8	—	25.6

Operating (loss) income	(33.5)	30.7	41.9	—	39.1
Interest (income) expense from affiliates	(1.0)	(0.8)	1.8	—	—
Interest expense (income)	36.2	1.6	9.4	—	47.2
Other (income) expense, net	(1.9)	(6.5)	4.3	—	(4.1)

(Loss) income before taxes and earnings (losses) of wholly owned subsidiaries	(66.8)	36.4	26.4	—	(4.0)
Income taxes	(10.4)	(8.8)	6.7	—	(12.5)
Minority interest	—	—	0.3	—	0.3

(Loss) income before earnings (losses) of wholly owned subsidiaries	(56.4)	45.2	19.4	—	8.2
Earnings (losses) of wholly owned subsidiaries	64.6	5.8	—	(70.4)	—

Net income (loss)	$8.2	$51.0	$19.4	$(70.4)	$8.2

Condensed Consolidating Statement of Cash Flows (Unaudited)

	Nine Months Ended September 30, 2007
			Non-
(in millions of dollars)	Parent	Guarantors	Guarantors	Consolidated
Net cash (used) provided by operating activities	$(48.9)	$48.9	$15.6	$15.6

Investing activities:
Additions to property, plant and equipment	(0.1)	(27.5)	(10.5)	(38.1)
Proceeds from the disposition of assets	—	0.3	0.5	0.8

Net cash used by investing activities	(0.1)	(27.2)	(10.0)	(37.3)
Financing activities:
Intercompany financing	42.3	(37.0)	(5.3)	—
Intercompany dividends received (paid)	4.1	9.1	(13.2)	—
Borrowings of short-term debt	—	—	10.3	10.3
Proceeds from the exercise of stock options	3.7	—	—	3.7

Net cash provided (used) by financing activities	50.1	(27.9)	(8.2)	14.0
Effect of foreign exchange rate changes on cash	—	—	1.8	1.8

Net increase (decrease) in cash and cash equivalents	1.1	(6.2)	(0.8)	(5.9)
Cash and cash equivalents at the beginning of the period	2.6	6.5	40.9	50.0

Cash and cash equivalents at the end of the period	$3.7	$0.3	$40.1	$44.1

	Nine Months Ended September 30, 2006
			Non-
(in millions of dollars)	Parent	Guarantors	Guarantors	Consolidated
Net cash (used) provided by operating activities	$(52.0)	$79.3	$34.8	$62.1

Investing activities:
Additions to property, plant and equipment	—	(12.7)	(9.4)	(22.1)
Proceeds from the disposition of assets	—	4.6	0.9	5.5
Other investing activities	1.3	0.8	—	2.1

Net cash used by investing activities	1.3	(7.3)	(8.5)	(14.5)
Financing activities:
Intercompany financing	109.2	(86.0)	(23.2)	—
Intercompany dividends received (paid)	—	1.0	(1.0)	—
Repayments on long-term debt	(80.0)	—	(20.8)	(100.8)
Repayments on short-term debt	—	—	(0.8)	(0.8)
Proceeds from the exercise of stock options	9.8	—	—	9.8
Other financing activities	(0.2)	—	—	(0.2)

Net cash provided (used) by financing activities	38.8	(85.0)	(45.8)	(92.0)
Effect of foreign exchange rate changes on cash	—	—	2.6	2.6

Net decrease in cash and cash equivalents	(11.9)	(13.0)	(16.9)	(41.8)
Cash and cash equivalents at the beginning of the period	17.9	24.2	49.0	91.1

Cash and cash equivalents at the end of the period	$6.0	$11.2	$32.1	$49.3

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
INTRODUCTION
     ACCO Brands Corporation is a leading supplier of select categories of branded office products (excluding furniture, computers, printers and bulk paper) to the office products resale industry. We design, develop, manufacture and market a wide variety of traditional and computer-related office products, supplies, binding and laminating equipment and consumable supplies, personal computer accessory products, paper-based time management products and presentation aids. We have leading market positions and brand names, including Swingline®, GBC®, Kensington®, Quartet®, Rexel®, Nobo®, Day-Timer® and Wilson Jones®, among others.
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
     We completed the sale of our storage box business during the third quarter of 2006, announced the discontinuance of the Computer Products’ cleaning product category as of the end of the first quarter of 2006, and discontinued certain other low-margin products in the Office Products and Document Finishing Groups in 2006 and 2007. In aggregate, these businesses and products represented approximately $90 million of annual net sales. The impact of the divestiture and exits on these segments is expected to continue into 2008, with a negative impact on net sales, but a positive impact on margins.
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
     The following discussion of historical results includes the consolidated financial results of ACCO Brands Corporation for the three months and nine months ended September 30, 2007 and 2006. The discussion of operating results at the consolidated level is followed by a more detailed discussion of operating results by segment. As more fully described in the Segment Discussion section, as of January 1, 2007, the Company realigned and reclassified certain business segments. Segment information for the 2006 period has been restated based on the segment structure effective January 1, 2007.
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
     As much of our business is conducted in foreign markets (approximately 47% of revenues for the fiscal year ended December 31, 2006), foreign currency plays a major role in our reported results. During the first nine months of 2007, the U.S. dollar weakened relative to certain currencies. This benefited ACCO Brands as the same amount of foreign (e.g. local) currency units were translated into more U.S. dollars. The impact of the weakened U.S. dollar benefited ACCO Brands in inventory purchase transactions made by its foreign operations. Our foreign operations’ purchases of outsourced products are primarily denominated in U.S. dollars, and as a result their costs of goods sold decreased as the value of the U.S. dollar has weakened. A significant portion of the purchases are hedged with forward currency contracts which delays much of the effect of the weakening U.S. dollar in the short term.
     We have completed our integration planning for the Office Products Group and the indirect component of the Document Finishing Group. In addition, during the first quarter of 2007 we initiated the realignment of the former GBC commercial businesses (now reported within the Commercial Laminating Solutions Group and the Document Finishing Group). During the second quarter the Company began the integration of the European distribution locations and the consolidations of certain operations into the shared services facility in the Netherlands. The Company has made significant progress toward relocating our employees, aligning our customer relationships and upgrading information technology systems. Since the acquisition of GBC we have announced and moved ahead with plans to close, consolidate, downsize, or relocate more than 39 manufacturing, distribution and administrative operations. In addition, the Company has successfully integrated key information technology systems in the U.S., Canada and Mexico, creating a common technology platform for its office products businesses, and consolidated its European office products sales force. Collectively, these actions are expected to ultimately account for $40 million of targeted annual cost synergies by the end of 2008 and an additional $20 million by the end of 2009 from the consolidation of the former GBC commercial businesses and additional outsourcing of production. This results in a total of $60 million in targeted annualized synergies expected to be realized by the end of 2009.
     Cash payments related to the Company’s restructuring and integration activities amounted to $15.1 million (excluding capital expenditures) during the third quarter of 2007, and $40.8 million during the first nine months of 2007. It is expected that additional payments of approximately $60 million, offset by expected proceeds of approximately $30 million from facility sales, will be substantially completed by the end of 2008 as the Company continues to implement phases of its strategic and business integration plans. The Company has adequate resources to finance the anticipated requirements.
Three Months Ended September 2007 versus 2006
Results
     The following table presents the Company’s results for the three months ended September 30, 2007 and 2006. Restructuring and restructuring-related expenses have been noted where appropriate, as management believes that a comparative review of these costs and their relative impact on operating income allows for a better understanding of the underlying business performance from period to period. Restructuring-related expenses represent costs related to restructuring projects which cannot be reported as restructuring under U.S. GAAP (e.g., losses on inventory disposal related to product category exits, manufacturing inefficiencies following the start of manufacturing operations at a new facility following closure of the old facility, SG&A reorganization and implementation costs, dedicated consulting, stay bonuses, etc.).

	Three Months Ended
	September 30,		Amount of Change
(in millions of dollars)	2007	2006	$	%
Net sales	$494.7	$499.2	$(4.5)		(1)%
Gross profit	148.2	146.4	1.8		1%
Gross profit margin	30.0%	29.3%		0.7	pts
Advertising, selling, general and administrative expenses	107.2	112.6	(5.4)		(5)%
Restructuring and asset impairment charges	11.4	5.8	5.6		97%
Operating income	27.0	25.5	1.5		6%
Operating income margin	5.5%	5.1%		0.4 pts
Interest expense, net	16.5	16.5	—		—%
Other income, net	3.0	2.4	0.6		25%
Income tax expense (benefit)	4.6	(6.9)	11.5	NM
Effective tax rate	34.1%	(60.5)%		NM
Net income	8.7	18.1	(9.4)		(52)%

Restructuring-related expense included in cost of products sold	3.1	5.3	(2.2)		(42)%
Restructuring-related expense included in SG&A	4.5	2.5	2.0		80%
  Net Sales
     Net sales decreased $4.5 million to $494.7 million.  The decrease was driven by the previously-planned divestiture of non-strategic business in the Office Products segment, planned product decreases associated with the Company’s strategic intent to focus on the premium end of its product categories and volume decreases in all but the Commercial Laminating Solutions segment. Volume decreases accelerated toward the end of the quarter as underlying markets in both North America and Europe began to soften. These decreases were partially offset by the positive impact of $16.3 million in currency translation as well as price increases implemented in North America and Europe in early 2007.
  Gross Profit
     Gross profit increased $1.8 million, or 1%, to $148.2 million, while gross profit margin increased to 30.0% from 29.3%. Currency translation resulted in a $5.2 million increase in gross profit. Excluding the impact of currency, the decrease in gross profit was primarily the result of lower sales, excess distribution costs and supply chain inefficiencies, the adverse impact of a $4.4 million reclassification to reflect cumulative after-sales service expenses previously reported as a component of SG&A and a $1.6 million decrease in gross profit for the laminating solutions business, partly offset by price increases in the Office Products and Document Finishing Groups, savings from product outsourcing and a $2.2 million reduction of restructuring-related charges.
  SG&A (Advertising, selling, general and administrative expenses)
     SG&A decreased $5.4 million, or 5%, to $107.2 million, and as a percentage of sales to 21.7% from 22.6%. Currency translation resulted in a $3.1 million increase in SG&A expenses. The improvement was related to merger integration synergies, lower management incentive costs and the favorable impact of the $4.4 million reclassification to reflect cumulative after-sales service expenses as a component of gross profit. This was partially offset by continued investment in marketing and product development initiatives and higher restructuring-related expense of $2.0 million, principally consisting of outside consulting fees related to SG&A reduction initiatives.
  Operating Income
     Operating income increased $1.5 million, or 6%, to $27.0 million, and as a percentage of sales to 5.5% from 5.1%. The increase in operating income was driven by favorable currency rates, price increases and the realization of merger integration synergies. These positive impacts were partially offset by continued investment in marketing and product development initiatives, lower sales and $5.4 million in higher restructuring, asset impairment and restructuring-related charges during 2007.
  Interest Expense and Other Income
     Interest expense was unchanged from the prior year. Higher interest rates were offset by lower debt levels.

     Other income increased $0.6 million to $3.0 million principally due to higher income from our unconsolidated Australian joint-venture.
  Income Taxes
     For the quarter ended September 30, 2007, the Company recorded income tax expense of $4.6 million versus a tax benefit of $6.9 million recorded in the prior-year quarter. The effective tax rate for the quarter ended September 30, 2007 was 34.1% compared to (60.5)% for the quarter ended September 30, 2006. The tax benefits in the prior year include a reduction in taxes due on certain unrepatriated foreign earnings, a settlement of the prior year’s tax return, a settlement with the Company’s former parent under a tax allocation agreement entered into in connection with the spin-off, and benefits from the Domestic Production Activities and Extraterritorial Income Exclusion.
  Net Income
     Net income decreased to $8.7 million, or $0.16 per diluted share, from $18.1 million, or $0.33 per diluted share, in the prior year. Absent the significant increase in tax expense, favorable operating income would have resulted in net income growth.
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
     All segment information for the three months ended September 30, 2006 has been restated to reflect the realigned segment structure.
  Office Products Group
Results

	Three Months Ended
	September 30,		Amount of Change
(in millions of dollars)	2007	2006	$	%
Net sales	$244.8	$252.3	$(7.5)		(3)%
Operating income	14.4	11.9	2.5		21%
Operating income margin	5.9%	4.7%		1.2	pts
Restructuring and related charges	11.1	11.0	0.1		1%
     Office Products net sales decreased $7.5 million, or 3%, to $244.8 million. The decrease is primarily the result of the exit and divestiture of certain non-strategic business or low margin product lines (including the box business sale and other non-strategic product exits in North America and Europe) amounting to approximately $14.7 million. Favorable foreign currency translation of $8.3 million and price increases were partially offset by volume declines in both North America and Europe from a combination of lost product placements and weaker demand.

     Office Products operating income increased $2.5 million to $14.4 million and operating income margin increased to 5.9% from 4.7%. The increases in operating income and margin primarily resulted from price increases, an increase in the level of product outsourcing, and savings from integration initiatives. These positive factors were partially offset by sales volume declines and increased investment in marketing and product development.
  Document Finishing Group
Results

	Three Months Ended
	September 30,		Amount of Change
(in millions of dollars)	2007	2006	$	%
Net sales	$145.9	$142.8	$3.1		2%
Operating income	4.9	5.6	(0.7)		(13)%
Operating income margin	3.4%	3.9%		(0.5	) pts
Restructuring and related charges	6.2	2.3	3.9		170%
     Document Finishing net sales increased $3.1 million, or 2%, to $145.9 million. Currency translation positively impacted net sales by $4.7 million. Excluding the impact of currency translation, Document Finishing sales decreased 1%, primarily due to lower volumes in the indirect sales channel, principally caused by weaker demand and lost product placements to both competitors and our customers’ direct-sourcing private-label initiatives. Sales declines were partially offset by the implementation of price increases in 2007.
     Document Finishing operating income decreased $0.7 million, or 13%, to $4.9 million, and operating income margin decreased to 3.4% from 3.9%. Operating income and margin decreases resulted from increased restructuring-related charges, lower sales volumes and increased investment in marketing and product development initiatives. These factors were partially offset by price increases and the realization of synergy savings.
     Computer Products Group
Results

	Three Months Ended
	September 30,		Amount of Change
(in millions of dollars)	2007	2006	$	%
Net sales	$60.3	$62.2	$(1.9)		(3)%
Operating income	14.0	14.6	(0.6)		(4)%
Operating income margin	23.2%	23.5%		(0.3	) pts
Restructuring and related charges	1.4	0.3	1.1	NM
     Computer Products sales decreased $1.9 million, or 3%, to $60.3 million. The decrease was primarily due to lower U.S. sales volumes resulting from a continuation of the distribution channel shift and store closures by a large customer, which began in the fourth quarter of 2006. The U.S. sales decline was partially offset by $1.9 million of favorable currency translation and increased sales volumes in Europe and Asia.
     Operating income decreased $0.6 million, or 4%, to $14.0 million, and operating income margin decreased to 23.2% from 23.5%. Operating income and margin decreases were due to higher restructuring costs, partially mitigated by favorable product mix, reduced SG&A and favorable foreign exchange.

   Commercial Laminating Solutions Group
Results

	Three Months Ended
	September 30,		Amount of Change
(in millions of dollars)	2007	2006	$	%
Net sales	$43.7	$41.9	$1.8		4%
Operating income	0.3	1.4	(1.1)		(79)%
Operating income margin	0.7%	3.3%		(2.6	) pts
Restructuring and related charges	0.4	—	0.4	NM
     Commercial Laminating net sales increased $1.8 million, or 4%, to $43.7 million. Currency translation favorably impacted sales by $1.4 million. Sales volumes increased $1.0 million, but were partially offset by reduced pricing.
     Operating income was $0.3 million, compared to operating income of $1.4 million in the prior-year quarter. The decrease was driven by the combination of reduced prices, adverse product mix, higher raw material costs and $0.4 million of restructuring-related charges.
Nine Months Ended September 2007 versus 2006
Results
     The following table presents the Company’s results for the nine months ended September 30, 2007 and 2006. Restructuring and restructuring-related expenses have been noted where appropriate, as management believes that a comparative review of these costs and their relative impact on operating income allows for a better understanding of the underlying business performance from period to period. Restructuring-related expenses represent costs related to restructuring projects which cannot be reported as restructuring under U.S. GAAP (e.g., losses on inventory disposal related to product category exits, manufacturing inefficiencies following the start of manufacturing operations at a new facility following closure of the old facility, SG&A reorganization and implementation costs, dedicated consulting, stay bonuses, etc.).

	Nine Months Ended
	September 30,		Amount of Change
(in millions of dollars)	2007	2006	$	%
Net sales	$1,405.5	$1,430.4	$(24.9)	(2)%
Gross profit	416.1	402.9	13.2	3%
Gross profit margin	29.6%	28.2%		1.4	pts
Advertising, selling, general and administrative expenses	333.3	329.7	3.6	1%
Restructuring and asset impairment charges	14.5	25.6	(11.1)	(43)%
Operating income	60.4	39.1	21.3	54%
Operating income margin	4.3%	2.7%		1.6	pts
Interest expense, net	47.4	47.2	0.2	0%
Other income, net	5.5	4.1	1.4	34%
Income taxes	4.6	(12.5)	17.1	NM
Effective tax rate	24.9%	NM		NM
Net income	13.4	8.2	5.2	63%

Restructuring-related expense included in cost of products sold	10.2	7.7	2.5	32%
Restructuring-related expense included in SG&A	12.9	7.7	5.2	68%
   Net Sales
     Net sales decreased $24.9 million, or 2%, to $1,405.5 million. The Company’s intent to focus on the premium end of its product categories, planned exits and a divestiture from non-strategic business in the Office Products segment accounted for $51.9 million of the decline. Favorable currency translation of $43.2 million as well as price increases were offset by reductions in volume for all business segments caused by a combination of weakening consumer demand and lost product placements to both competitors and our customers’ private-label direct-sourcing initiatives.
   Gross Profit
     Gross profit increased $13.2 million, or 3%, to $416.1 million, and gross profit margin increased to 29.6% from 28.2%. Currency translation resulted in a $13.6 million increase in gross profit. Excluding the impact of currency, gross profit decreased primarily as a result of lower sales, excess distribution costs and supply chain inefficiencies, the adverse impact of a $5.0 million reclassification to reflect cumulative after-sales service expenses previously reported as a component of SG&A and an increase of $2.5 million in restructuring-related charges, partially offset by flow-through from price increases net of raw material costs and product outsourcing savings.
  SG&A (Advertising, selling, general and administrative expenses)
     SG&A increased $3.6 million, or 1%, to $333.3 million, and as a percentage of sales to 23.7% from 23.0%. Currency translation accounted for $9.3 million of the increase. Excluding the impact of currency, SG&A expense improved as a result of the flow-through of integration synergies and reduced management incentives costs, and the favorable impact of the $5.0 million reclassification of after-sales service expenses as a component of gross profit. The decrease was partly offset by continued investment in marketing and product development initiatives, primarily within the Office Products and Document Finishing Groups, and a $5.2 million increase in restructuring-related costs, which principally consisted of outside consulting fees related to SG&A reduction initiatives.
  Operating Income
     Operating income increased $21.3 million, or 54%, to $60.4 million, and as a percent to sales to 4.3% from 2.7%. The increase in operating income was the result of price increases, the realization of integration synergies and a decrease of $3.4 million in restructuring, asset impairment and restructuring-related charges. These positive factors were partly offset by lower sales volumes and continued investment in marketing and product development initiatives.
  Interest Expense and Other Income
     Interest expense increased $0.2 million to $47.4 million. The increase was a result of higher interest rates partially offset by the Company’s reduced 2007 debt levels.

     Other income increased $1.4 million to $5.5 million principally resulting from higher income from our unconsolidated Australian joint-venture.
   Income Taxes
     For the nine months ended September 30, 2007, the Company had income tax expense of $4.6 million, compared with an income tax benefit of $12.5 million recorded in the prior year period. The lower-than-expected tax rate for 2007 was due to the tax benefit of the restructuring and restructuring-related charges and an excess foreign tax credit associated with dividends received during the first nine months. The tax benefits in the prior year include a reduction in taxes due on certain unrepatriated foreign earnings, a settlement of the prior year’s tax return, a settlement with the Company’s former parent under a tax allocation agreement entered into in connection with the spin-off, and benefits from the Domestic Production Activities and Extraterritorial Income Exclusion.
   Net Income
     Net income increased to $13.4 million, or $0.24 per diluted share, from $8.2 million, or $0.15 per diluted share, in the prior year. The increase was due to the higher operating income partially offset by a less favorable tax expense as discussed above.
Segment Discussion
     As of January 1, 2007, the Company realigned and reclassified certain businesses as discussed earlier under Segment Discussion.
     All segment information for the nine months ended September 30, 2006 has been restated to reflect the realigned segment structure.
   Office Products Group
Results

	Nine Months Ended
	September 30,		Amount of Change
(in millions of dollars)	2007	2006	$	%
Net sales	$690.4	$714.7	$(24.3)		(3)%
Operating income	38.4	11.3	27.1		240%
Operating income margin	5.6%	1.6%		4.0	pts
Restructuring and related charges	21.8	30.9	(9.1)		(29)%
     Office Products net sales decreased $24.3 million, or 3%, to $690.4 million. The decrease is primarily the result of the exit from and divestiture of certain non-strategic business (including the storage box business sale and other non-strategic product exits in North America and Europe) amounting to approximately $45.2 million and volume declines principally caused by reduced end-user demand, lost product placements to both competitors and our customers’ private-label direct-sourcing initiatives and demand volatility associated with channel inventory adjustments. These factors were partially offset by the favorable impact of foreign currency translation of $21.5 million and price increases.
     Office Products operating income increased $27.1 million to $38.4 million and operating income margin increased to 5.6% from 1.6%. The increases in operating income and margin were primarily related to price increases, savings from merger integration activities, and a $9.1 million reduction in restructuring and related costs. These factors were partially offset by increased investment in marketing and product development and continued investment in the Company’s transition to a pan-European business model.

  Document Finishing Group
Results

	Nine Months Ended
	September 30,		Amount of Change
(in millions of dollars)	2007	2006	$	%
Net sales	$422.6	$420.0	$2.6		1%
Operating income	14.1	15.9	(1.8)		(11)%
Operating income margin	3.3%	3.8%		(0.5	) pts
Restructuring and related charges	11.3	5.9	5.4		92%
     Document Finishing net sales increased $2.6 million, or 1%, to $422.6 million. The increase was primarily the result of a $13.0 million favorable impact of currency translation and price increases. Sales volumes declined due to lower sales to the indirect sales channel, the result of a combination of slower demand and lost product placements to both competitors and our customers’ private-label products. In addition, sales were negatively impacted by $3.3 million from the exit of certain non-strategic low priced product categories.
     Document Finishing operating income decreased $1.8 million, or 11%, to $14.1 million, and operating income margin declined to 3.3% from 3.8%. Increased restructuring and related costs of $5.4 million and increased investment in marketing and product development initiatives, together with lower volume, outweighed the impact of favorable price increases and the realization of synergy savings.
     Computer Products Group
Results

	Nine Months Ended
	September 30,		Amount of Change
(in millions of dollars)	2007	2006	$	%
Net sales	$163.2	$165.3	$(2.1)		(1)%
Operating income	29.5	29.4	0.1		0%
Operating income margin	18.1%	17.8%		0.3	pts
Restructuring and related charges	3.4	1.6	1.8		113%
     Computer Products sales decreased $2.1 million, or 1%, to $163.2 million. The decline was primarily due to the $3.4 million exit of the non-strategic cleaning business, as well as volume declines in the U.S. which were the result of the continued shift in U.S. distribution channels. U.S. declines were partially offset by increased sales volumes in Europe and Asia, as well as a favorable currency impact of $5.1 million. The combination of decreased U.S. sales and increased European sales, has resulted in non-U.S. sales now accounting for more than 50% of this segment.
     Operating income increased $0.1 million to $29.5 million, and operating income margin increased to 18.1% from 17.8%. Operating income was impacted by $1.8 million of higher restructuring and related activity and lower sales, offset by favorable sales mix, reduced marketing spending and $1.7 million of favorable foreign exchange.

  Commercial Laminating Solutions Group
Results

	Nine Months Ended
	September 30,		Amount of Change
(in millions of dollars)	2007	2006	$	%
Net sales	$129.5	$130.4	$(0.9)		(1)%
Operating income	0.9	8.6	(7.7)		(90)%
Operating income margin	0.7%	6.6%		(5.9	) pts
Restructuring and related charges	0.9	—	0.9	NM
     Commercial Laminating net sales decreased $0.9 million, or 1%, to $129.5 million. The decline was due to loss of market share and reduced pricing, both the result of increased competition from lower-cost importers of high-speed laminating films. Pricing and volume reductions were partially offset by a favorable impact from currency translation of $3.6 million.
     Operating income decreased 90% to $0.9 million. The decrease was driven by reduced pricing, increased raw material costs, lower volume and adverse mix.
     In the near term it is expected that the overall profitability of this segment will be lower than prior years. The Company is addressing longer-term solutions to reduce the cost of films currently manufactured in the U.S., the Netherlands and Korea.
     As a part of the annual impairment review in June, the company concluded that the fair value of the units in the CLSG operating segment marginally exceeded book value. Management does not believe that an impairment is probable at this time. However, the near term CLSG profitability forecast is expected to be less than that experienced in the prior year, and will require improvement in future periods to sustain its carrying value. If the performance of the segment does not meet or exceed those expectations, a future impairment could result for a portion or all of the goodwill valued at $95.6 million as of September 30, 2007. The quantification of any impairment would be dependent on the performance of the segment, which is dependent upon a number of variables that cannot be predicted with certainty.
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
  Cash Flow from Operating Activities
     In the nine months ended September 30, 2007, cash provided by operating activities was $15.6 million, compared to $62.1 million of cash provided by operating activities in the prior year. Net income in the current nine months was $13.4 million, compared to $8.2 million in the 2006 period. Non-cash adjustments to net income were $48.0 million in 2007, compared to $62.1 million in 2006, on a pre-tax basis. The improvement in net income was offset by the following cash operating activities:
•	Increased payments to vendors and suppliers, which was primarily attributable to lower payments in the first quarter of 2006, resulting from a one-time benefit from extended payment terms, as well as other cash management initiatives in the prior year period.

•	Higher payments for restructuring and restructuring-related activities, incentive compensation and customer rebate programs.

•	Higher levels of inventory resulting from the build-up of safety stock to support business integration and outsourcing activities.
  Cash Flow from Investing Activities
     Cash used by investing activities was $37.3 million and $14.5 million for the nine months ended September 30, 2007 and 2006, respectively. Gross capital expenditure was $38.1 million and $22.1 million in for the nine months ended September 30, 2007 and 2006, respectively. The increase was driven by the cost of new distribution facilities and continued information technology investments.

  Cash Flow from Financing Activities
     Cash provided by financing activities was $14.0 million in the first nine months of 2007, whereas cash used by financing activities was $92.0 million for the same period in 2006. During the first nine months of 2006, the Company paid all required 2006 debt service totaling $24.7 million, and further reduced its Senior Secured Term Loan Facilities by $76.1 million.
  Capitalization
     Total debt at September 30, 2007 was $823.3 million. The ratio of debt to stockholders’ equity at September 30, 2007 was 1.9 to 1.
     As of September 30, 2007 the amount available for borrowings under our revolving credit facilities was $126.3 million (allowing for $11.3 million drawn and $12.4 million of letters of credit outstanding on that date).
     As of and for the period ended September 30, 2007, the Company was in compliance with all applicable loan covenants.
  Adequacy of Liquidity Sources
     The Company believes that its internally-generated funds, together with revolver availability under its senior secured credit facilities and its access to global credit markets, provide adequate liquidity to meet both its long-term and short-term capital needs with respect to operating activities, capital expenditures and debt service requirements. The Company’s existing credit facilities would not be affected by a change in its credit rating.
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

Forward-Looking Statements
     “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report contain, and other periodic reports and press releases of the Company may contain, certain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. These forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “will,” “believe,” “expect,” “intend,” “anticipate,” “estimate,” “forecast,” “project,” “plan,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Because actual results may differ from those predicted by such forward-looking statements, you should not rely on such forward-looking statements when deciding whether to buy, sell or hold the Company’s securities. The Company undertakes no obligation to update these forward-looking statements in the future. Among the factors that could cause plans, actions and results to differ materially from current expectations are: fluctuations in cost and availability of raw materials; competition within the markets in which the Company operates; the effects of both general and extraordinary economic, political and social conditions; the dependence of the Company on certain suppliers of manufactured products; the effect of consolidation in the office products industry; the risk that businesses that have been combined into the Company as a result of the merger with General Binding Corporation will not be integrated successfully; the risk that targeted cost savings and synergies from the aforesaid merger and other previous business combinations may not be fully realized or take longer to realize than expected; disruption from business combinations making it more difficult to maintain relationships with the Company’s customers, employees or suppliers; foreign exchange rate fluctuations; the development, introduction and acceptance of new products; the degree to which higher raw material costs, and freight and distribution costs, can be passed on to customers through selling price increases and the effect on sales volumes as a result thereof; increases in health care, pension and other employee welfare costs; as well as other risks and uncertainties detailed from time to time in the Company’s SEC filings.
ITEM 3. QUANTITIATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     See Item 7A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. There has been no material change to disclosures made therein on Foreign Exchange Risk Management or Interest Rate Risk Management through the period ended September 30, 2007 or through the date of this report.
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
  (b) Changes in Internal Control Over Financial Reporting.
     There has been no change in the Company’s internal control over financial reporting that occurred during the three month period ending September 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our annual report on Form 10-K for the year ended December 31, 2006. Those risk factors described in that annual report could materially adversely affect our business, financial condition or future results. The risks described in that annual report are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently consider immaterial also may materially adversely affect our business, financial condition and/or operating results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None
ITEM 5. OTHER INFORMATION
     None.

ITEM 6. EXHIBITS

Number	Description

10.1	Amended and Restated ACCO Brands Corporation Deferred Compensation Plan for Non-Employee Directors (Effective January 1, 2008) *

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

99.1	Form of Directors Restricted Stock Unit Award Agreement under the Amended and Restated ACCO Brands Corporation 2005 Incentive Plan *

*	Filed herewith.

**	Furnished herewith

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
Thomas P. O’Neill, Jr.
Vice President, Finance and Accounting
(principal accounting officer)
November 8, 2007

EXHIBIT INDEX

Number	Description

10.1	Amended and Restated ACCO Brands Corporation Deferred Compensation Plan for Non-Employee Directors (Effective January 1, 2008) *

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

99.1	Form of Directors Restricted Stock Unit Award Agreement under the Amended and Restated ACCO Brands Corporation 2005 Incentive Plan *

*	Filed herewith.

**	Furnished herewith