Form 10-K
period 2007-12-31
ACCO BRANDS CORP
filed 2008-02-29
CIK 712034

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2007
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001-08454

ACCO Brands Corporation
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	36-2704017 (I.R.S. Employer Identification Number)
300 Tower Parkway Lincolnshire, Illinois 60069 (Address of Registrant's Principal Executive Office, Including Zip Code)
(847) 541-9500 (Registrant's Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $.01 per share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

         As of June 30, 2007, the aggregate market value of the shares of Common Stock held by non-affiliates of the registrant was approximately $1.1 billion.

         As of February 1, 2008, the registrant had outstanding 54,172,180 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive proxy statement to be issued in connection with registrant's annual stockholder's meeting to be held on May 13, 2008 are incorporated by reference into Part III of this report.

PART I

        This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Our actual results of operations could differ materially from those projected in the forward-looking statements as a result of a number of important factors. For a discussion of important factors that could affect our results, please refer to "Item 1. Business," the "Item 1A. Risk Factors" and the financial statement line item discussions set forth in "Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations" below.

        Unless the context otherwise requires, the terms "ACCO Brands," "we," "us," "our," "the Company" and other similar terms refer to ACCO Brands Corporation and its consolidated subsidiaries, including GBC. The term "GBC" refers to General Binding Corporation, a Delaware corporation acquired by ACCO Brands in the merger described in the History, Merger and Spin-off section below and in Note 1, Basis of Presentation, of the Company's consolidated financial statements. The term "Fortune Brands" refers to Fortune Brands, Inc., a Delaware corporation, and the parent company of ACCO Brands prior to the spin-off.

Website Access to Securities and Exchange Commission Reports

        The Company's Internet website can be found at www.accobrands.com. The Company makes available free of charge on or through its website its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as practicable after the Company files them with, or furnishes them to, the Securities and Exchange Commission. We also make available the following documents on our Internet website: the Audit Committee Charter; the Compensation Committee Charter; the Corporate Governance and Nominating Committee Charter; our Corporate Governance Principles; and our Code of Business Conduct and Ethics. The Company's Code of Business Conduct and Ethics applies to all of our directors, officers (including the Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer) and employees. You may obtain a copy of any of the foregoing documents, free of charge, if you submit a written request to ACCO Brands Corporation, 300 Tower Parkway, Lincolnshire, IL. 60069, Attn: Investor Relations.

ITEM 1. BUSINESS

History, Merger and Spin-Off

        ACCO Brands Corporation ("ACCO Brands" or the "Company"), formerly doing business under the name ACCO World Corporation ("ACCO World"), supplies branded office products to the office products resale industry. On August 16, 2005, Fortune Brands, Inc. ("Fortune Brands" or the "Parent"), then the majority stockholder of ACCO World, completed its spin-off of the Company by means of the pro rata distribution (the "Distribution") of all outstanding shares of ACCO Brands held by Fortune Brands to its stockholders. In the Distribution, each Fortune Brands stockholder received one share of ACCO Brands common stock for every 4.255 shares of Fortune Brands common stock held of record as of the close of business on August 9, 2005. Following the Distribution, ACCO Brands became an independent, separately traded, publicly-held company. On August 17, 2005, pursuant to an Agreement and Plan of Merger dated as of March 15, 2005, as amended as of August 4, 2005 (the "Merger Agreement"), by and among Fortune Brands, ACCO Brands, Gemini Acquisition Sub, Inc., a wholly-owned subsidiary of the Company ("Acquisition Sub") and General Binding Corporation ("GBC"), Acquisition Sub merged with and into GBC. Each outstanding share of GBC common stock and GBC Class B common stock was converted into the right to receive one share of ACCO Brands common stock and each outstanding share of Acquisition Sub common stock was converted into one share of GBC common stock. As a result of the merger, the separate corporate existence of Acquisition

Sub ceased and GBC continues as the surviving corporation and a wholly-owned subsidiary of ACCO Brands.

Overview

        ACCO Brands is one of the world's largest suppliers of select categories of branded office products (excluding furniture, computers, printers and bulk paper) to the office products resale industry. We design, develop, manufacture and market a wide variety of traditional and computer-related office products, supplies, binding and laminating equipment and consumable supplies, personal computer accessory products, paper-based time management products, presentation aids and label products. Through a focus on research, marketing and innovation, we seek to develop new products that meet the needs of our consumers and commercial end-users, which we believe will increase the premium product positioning of our brands. We compete through a balance of innovation, a low-cost operating model and an efficient supply chain. We sell our products primarily to markets located in North America, Europe and Australia. Our brands include Swingline ®, GBC ®, Kensington ®, Quartet ®, Rexel, NOBO, Day-Timer ®, and Wilson Jones ®, among others.

        The majority of our office products are used by businesses. Many of these end-users purchase our products from our customers, which include commercial contract stationers, retail superstores, wholesalers, distributors, mail order catalogs, mass merchandisers, club stores and dealers. We also supply our products directly to commercial and industrial end-users and to the educational market. We typically target the premium-end of the product categories in which we compete, which is characterized by high brand and product equity, high customer loyalty and a reasonably high price gap between branded and "private label" products. We limit our participation in value categories to areas where we believe we have an economic advantage or where it is necessary to merchandise a complete category.

        The profitability of our leading premium brands and the scale of our business operations enable us to invest in product innovations and drive market share growth across our product categories. In addition, the expertise we use to satisfy the exacting technical specifications of our demanding industrial and commercial customers is in many instances the basis for expanding our products and innovations to consumer products. For example, our expertise in specialized laminating films for commercial book printing, packaging and digital print lamination, and high-speed laminating and binding equipment for industrial customers enables us to develop, manufacture and sell consumer binding and laminating equipment targeted at the small-business market. Through a focus on research, marketing and innovation, we seek to develop new products that meet the needs of our consumers and commercial end-users. In addition, we provide value-added features or benefits that enhance product appeal to our customers. This focus, we believe, increases the premium product positioning of our brands.

        Our strategy centers on maximizing profitability and high-return growth. Specifically, we seek to leverage our platform for organic growth through greater consumer understanding, product innovation, marketing and merchandising, disciplined category expansion including possible strategic transactions and continued cost realignment.

        We completed the sale of the Perma® storage business during the third quarter of 2006, announced the discontinuance of the Computer Products' Kensington cleaning product category as of the end of the first quarter of 2006, completed the sale of the MACO® labels product line during the fourth quarter of 2007 and discontinued certain other low-margin products in the Office Products and Document Finishing Groups in 2006 and 2007. In aggregate, these businesses and products represented approximately $110 million of annual net sales. The impact of the divestiture and exits on these segments is expected to continue into 2008, with a negative impact on net sales, but a positive impact on margin percentages. During the fourth quarter of 2007, the Company recorded a non-cash goodwill impairment charge of $35.1 million at its Commercial Laminating Solutions business as a result of continued underperformance by that segment during 2007. For a further discussion of the impairment charge see Note 6, Goodwill and Identifiable Intangible Assets in the Notes to Consolidated Financial Statements. In addition, during the fourth quarter of 2007, the Company engaged BMO Capital Markets to assist in a strategic review of its Commercial Laminating Solutions business.

        We utilize a combination of manufacturing and third-party sourcing to procure our products, depending on transportation costs, service needs and direct labor costs.

        We continue to be focused on realizing synergies from our merger with GBC. We have identified and pursued significant potential savings opportunities resulting from the merger. These opportunities include cost reductions attributable to efficiencies and synergies expected to be derived from facility integration, headcount reduction, supply chain optimization, systems integration and revenue enhancement. Our near-term priorities for the use of cash flow are to fund integration and restructuring-related activities and to pay down acquisition-related debt. For a description of certain factors that may have had, or may in the future have, a significant impact on our business, financial condition or results of operations, see Item 1A, Risk Factors.

Our Products

        Our products include a wide range of familiar consumer brands that are used every day in the office, in the classroom and at home. In order to address the diverse consumer needs of the different markets in which we sell our products, our business is organized around four segments: Office Products Group, Document Finishing Group, Computer Products Group, and Commercial Laminating Solutions Group.

        As of January 1, 2007, the Company realigned and reclassified certain businesses, resulting in the following changes:

  •
  The Company created a new business segment, the Document Finishing Group, which consists of the following businesses:

  •
  the businesses comprising its former Other Commercial segment (consisting of the Document Finishing and Day-Timers businesses);

  •
  the Company's document communication business, which was transferred from the Office Products Group; and

  •
  the Company's high-speed and other binding business, which was transferred from the former Industrial Print Finishing Group ("IPFG") business segment.

  •
  In addition, the remaining components of the former IPFG business segment began reporting as the Commercial Laminating Solutions Group business segment to more appropriately reflect the remaining operations.

        The Company's realigned business segments are further described below.

Office Products Group

        Our Office Products Group manufactures, sources and sells traditional office products and supplies worldwide. The Office Products Group includes three broad consumer-focused product groupings throughout our global operations. These product groupings are: Workspace Tools, Visual Communication and Storage and Organization—each with its own separate business unit that allows us the flexibility to focus on the distinct consumer needs of each office product category. Our businesses, principally in North America, Europe and Asia-Pacific, distribute and sell such products on a regional basis. We sell our office products to commercial contract stationers, office products superstores, wholesalers, distributors, mail order catalogs, mass merchandisers, club stores and independent dealers.

The majority of sales by our customers are to business end-users, which generally seek premium office products that have added value or ease of use features and a reputation for reliability, performance and professional appearance. Representative products that we sell in each category and the principal brand names under which we sell our products in each category are as follows:

Workspace Tools	Storage and Organization
(Brands: Swingline®, Rexel and GBC®)	(Brands: Wilson Jones®, Rexel, Eastlight, Marbig and Dox)
• staplers and staples	• ring binders
• punches	• sheet protectors
• trimmers	• hanging file folders
• clips
• fasteners
• data binders
Visual Communication
(Brands: Quartet®, NOBO, Boone® and Apollo®)
• dry-erase boards
• dry-erase markers
• easels
• bulletin boards
• overhead projectors
• transparencies
• laser pointers
• screens

        Our office products are manufactured internally or sourced from outside suppliers. The customer base to which our office products are sold is made up of large global and regional resellers of our product. It is through these large resellers that the Company's office products reach the end consumer. Net sales derived from the Office Products Group segment constituted 49%, 49% and 58% in 2007, 2006 and 2005, respectively, of the net sales of the Company. In North America, Europe and Australia, our office products are sold by our in-house sales forces and independent representatives, and outside of these regions through distributors.

Document Finishing Group

        The Document Finishing Group provides a variety of document solutions, enhancements and related services throughout a document's lifecycle. Primary solutions include Finishing (binding, lamination and punching equipment, binding and lamination supplies, report covers, and custom and stock binders and folders), Archival (report covers), Destruction (shredders) and Services (machine maintenance and repair services). Also included in this business is our Personal Planning Solutions business (personal organization tools, including time management products), primarily under the Day-Timer® brand name.

        Document Finishing Group products are manufactured both internally and by third-party manufacturing partners. Products are sold directly to high volume end-users, commercial reprographic centers and indirectly to lower volume consumers worldwide.

        Our Day-Timers business includes U.S., New Zealand and U.K. operating companies, which sell products regionally to consumers, primarily utilizing their own manufacturing, customer service and distribution structures and also third-party manufacturing partners. Approximately two-thirds of the Day-Timers business is through the direct channel, which markets product through periodic sales catalogs and ships product directly to our end-user customers. The remainder of the business sells to large resellers and commercial dealers. Net sales derived from the Document Finishing Group segment constituted 30%, 30% and 23% in 2007, 2006 and 2005, respectively, of the net sales of the Company.

Computer Products Group

        The Computer Products Group designs, distributes, markets and sells accessories for laptop and desktop computers and Apple® iPod® products. These accessories primarily include security locks, power adapters, input devices such as mice and keyboards, computer carrying cases, hubs and docking stations and technology accessories for iPods®. The Computer Products Group sells mostly under the Kensington brand name, with the majority of its revenue coming from the U.S. and Western Europe. Net sales derived from the Computer Products Group segment constituted 12%, 12% and 14% in 2007, 2006 and 2005, respectively, of the net sales of the Company.

        All of our computer products are manufactured by third-party suppliers, principally in Asia, and are stored and distributed from our regional facilities. Our computer products are sold primarily to consumer electronics retailers, information technology value-added resellers, original equipment manufacturers and office products retailers.

Commercial Laminating Solutions Group

        The Commercial Laminating Solutions Group ("CLSG") targets book publishers, "print-for-pay" and other finishing customers who use our professional grade finishing equipment and supplies. CLSG's primary products include thermal and pressure-sensitive laminating films, mid-range and commercial high-speed laminators and large-format digital print laminators. CLSG's products and services are sold worldwide through direct, dealer and other channels. Net sales derived from the Commercial Laminating Solutions Group segment constituted 9%, 9% and 5% in 2007, 2006 and 2005, respectively, of the net sales of the Company.

Customers/Competition

        Our sales are generated principally in North America, Europe and Australia. For the fiscal year ended December 31, 2007, these markets represented 61%, 28% and 8% of our net sales, respectively. Our top ten customers are Office Depot, Staples, OfficeMax, United Stationers, Corporate Express, S.P. Richards, Wal-Mart/Sam's Club, BPGI, Lyreco, and Spicers, together accounting for 46% of our net sales for the fiscal year ended December 31, 2007. Sales to Office Depot, Inc. and subsidiaries amounted to approximately 12%, 12% and 16% of consolidated net sales for the years ended 2007, 2006 and 2005, respectively. Sales to no other customer exceeded 10% of consolidated sales for any of these periods.

        Current trends among our customers include fostering high levels of competition among suppliers, demanding innovative new products and requiring suppliers to maintain or reduce product prices and deliver products with shorter lead times and in smaller quantities. Other trends, in the absence of a strong new product development effort or strong end-user brands, are for the retailer to import generic products directly from foreign sources and sell those products, which compete with our products, under the customers' own private-label brands. The combination of these market influences has created an intensely competitive environment in which our principal customers continuously evaluate which product suppliers to use, resulting in pricing pressures and the need for stronger end-user brands, the ongoing introduction of innovative new products and continuing improvements in customer service.

        Competitors of the Office Products Group include Avery Dennison, Esselte, 3M, Newell, Hamelin and Smead. Document Finishing Group competitors include Fellowes, Mead, Franklin Covey and Spiral Binding. Competitors of the Computer Products Group include Belkin, Logitech, Targus and Fellowes. Competitors of the Commercial Laminating Solutions Group include Neschen, Transilwrap, Cosmo and Deprosa.

        Certain financial information for each of our business segments and geographic regions is incorporated by reference to Note 13, Information on Business Segments, to our consolidated financial statements contained in Item 8 of this report.

Product Development and Product Line Rationalization

        Our strong commitment to understanding our consumers and defining products that fulfill their needs drives our product development strategy, which we believe is and will be a key contributor to our success in the office products industry. Our new products are developed from our own consumer understanding, our own research and development or through partnership initiatives with inventors and vendors. Costs related to consumer research and product research when paid directly by ACCO are included in marketing costs and research and development expenses, respectively. We also will pay certain vendor-related product-development charges as part of our cost of goods sold when amortized into product costs.

        Our divestiture and product line rationalization strategy emphasizes the divestiture of businesses and rationalization of product offerings that do not meet our long-term strategic goals and objectives. We consistently review our businesses and product offerings, assess their strategic fit and seek opportunities to divest non-strategic businesses. The criteria we use in assessing the strategic fit include: the ability to increase sales for the business; the ability to create strong, differentiated brands; the importance of the business to key customers; the business' relationship with existing product lines; the impact of the business to the market; and the business' actual and potential impact on our operating performance.

        As a result of this review process, we completed the sale of the Perma product line during the third quarter of 2006, announced the discontinuance of the Computer Products' Kensington cleaning product category as of the end of the first quarter of 2006, completed the sale of the MACO® labels product line during the fourth quarter of 2007 and discontinued certain other low-margin products in the Office Products and Document Finishing Groups in 2006 and 2007. In aggregate, these businesses and products represented approximately $110 million of annual net sales. In addition, the Company engaged BMO Capital Markets in the fourth quarter of 2007 to assist in a strategic review of its Commercial Laminating Solutions business.

Raw Materials

        The primary materials used in the manufacturing of many of our products are plastics, resin, polyester and polypropylene substrates, paper, steel, wood, aluminum, melamine and cork. These materials are available from a number of suppliers, and we are not dependent upon any single supplier for any of these materials. In general, our gross profit may be affected from time to time by fluctuations in the prices of these materials because our customers require advance notice and negotiation to pass through raw material price increases, creating a gap before cost increases can be passed on to our customers. We have experienced inflation in certain of these raw materials, such as resin, and expect the cost inflation pressures to continue. See "Risk Factors—Risks Relating to Our Business." The raw materials and labor costs we incur are subject to price increases that could adversely affect our profitability." We intend to recover some of the higher costs through price increases. Based on experience, we believe that adequate quantities of these materials will be available in the foreseeable future. In addition, a significant portion of the products we sell are sourced from China and other Far-Eastern countries and are paid for in U.S. dollars. Thus, movements of their local currency to the U.S. dollar have the same impacts as raw material price changes.

Supply

        Our products are either manufactured or sourced to ensure that we supply our customers with appropriate customer service, quality products, innovative solutions and attractive pricing. We have built a consumer-focused business unit model with a flexible supply chain to ensure that these factors are appropriately balanced. Using a combination of manufacturing and third-party sourcing also enables us to reduce our costs and effectively manage our production assets by lowering our capital investment and working capital requirements. Our strategy is to manufacture those products that would incur a relatively high freight expense or have high service needs and source those products that have a high proportion of direct labor cost. Low cost sourcing mainly comes from China, but we also source from other Asian countries and Eastern Europe. Where supply chain flexibility is of greater importance, we source from our own factory located in an intermediate-cost region, namely the Czech Republic for Europe. Where freight costs or service issues are significant, we source from factories located in our domestic markets.

Seasonality

        Our business, as it concerns both historical sales and profit, has experienced increased sales volume in the third and fourth quarters of the calendar year. Two principal factors have contributed to this seasonality: the office products industry, its customers and ACCO Brands specifically are major suppliers of products related to the "back-to-school" season, which occurs principally during the months of June, July, August and September for our North American business; and our offering includes several products which lend themselves to calendar year-end purchase timing, including Day-Timer planners, paper organization and storage products (including bindery) and Kensington computer accessories, which increase with traditionally strong fourth quarter sales of personal computers.

Intellectual Property

        We have many patents, trademarks, brand names and trade names that are, in the aggregate, important to our business. The loss of any individual patent or license, however, would not be material to us taken as a whole. Many of our trademarks are only important in particular geographic markets or regions. Our principal registered trademarks are: Swingline®, GBC®, Quartet®, Day-Timer®, Kensington®, Rexel, Wilson Jones®, Marbig, NOBO, Apollo® and Microsaver ®.

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

Employees

        As of December 31, 2007, the Company had approximately 6,000 full-time and part-time employees. There have been no strikes or material labor disputes at any of our facilities during the past five years. We consider our employee relations to be good.

ITEM 1A.    RISK FACTORS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

        Certain statements contained or incorporated by reference herein that relate to our beliefs or expectations as to future events are not statements of historical fact and are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of invoking these safe harbor provisions. These forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "forecast," "project," "plan" or similar expressions. Our ability to predict the results or the actual effect of future plans or strategies is inherently uncertain. Because actual results may differ from those predicted by such forward-looking statements, you should not rely on such forward-looking statements when deciding whether to buy, sell or hold our securities. We undertake no obligation to update these forward-looking statements in the future.

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

        The primary materials used in the manufacturing of many of our products are resin, plastics, polyester and polypropylene substrates, paper, steel, wood, aluminum, melamine and cork. In general, our gross profit may be affected from time to time by fluctuations in the prices of these materials because our customers require advance notice and negotiation to pass through raw material price increases, giving rise to a delay before cost increases can be passed to our customers. We attempt to reduce our exposure to increases in these costs through a variety of measures, including periodic purchases, future delivery contracts and longer-term price contracts together with holding our own inventory; however, these measures may not always be effective. Inflationary and other increases in costs of materials and labor have occurred in the past and may recur, and raw materials may not continue to be available in adequate supply in the future. Shortages in the supply of any of the raw materials we use in our products could result in price increases that could have a material adverse effect on our financial condition or results of operations.

        We are subject to risks related to our dependence on the strength of economies in various parts of the world.

        Our business depends on the strength of the economies in various parts of the world, primarily in North America, Europe and Australia and to a lesser extent Latin America and Asia. These economies are affected primarily by factors such as employment levels and consumer demand, which, in turn, are affected by general economic conditions and specific events such as natural disasters. In recent years, the office products industry in the United States and, increasingly, elsewhere has been characterized by intense competition and consolidation among our customers. Because such competition can cause our customers to struggle or fail, we must continuously monitor and adapt to changes in the profitability, creditworthiness and pricing policies of our customers.

        Our business is dependent on a limited number of customers, and a substantial reduction in sales to these customers could significantly impact our operating results.

        The office products industry is concentrated in a small number of major customers, principally office products superstores (which combine contract stationers, retail and mail order), office products distributors and mass merchandisers. A relatively limited number of customers account for a large percentage of our total net sales. Our top ten customers accounted for 46% of our net sales for the fiscal year ended December 31, 2007. Sales to Office Depot, Inc. and subsidiaries during the same period amounted to approximately 12% of our 2007 net sales. The loss of, or a significant reduction in, business from one or more of our major customers could have a material adverse effect on our business, financial condition and results of operations. A concentrated customer base also exposes us to increased concentration of customer credit risk.

        Our industry is subject to further consolidation, and further consolidation of our customers could cause a reduction to our margins and sales.

        While the office products industry already has a concentrated reseller base, if current trends continue, these resellers, our customers, are likely to consolidate further. Customer consolidation is likely to result in pricing pressures, to which we are subject, leading to downward pressure on our margins and profits. Additionally, consolidation among customers can result in decreased inventory levels maintained by these customers, which can negatively impact our sales during the transition period. Even should customers continue to consolidate there can be no assurance that those customers would leverage our international scope and distribution capabilities by concentrating their purchasing activity with us.

        If we do not compete successfully in the competitive office products industry, our business and revenues may be adversely affected.

        Our products and services are sold in highly competitive markets. We believe that the principal points of competition in these markets are product innovation, quality, price, merchandising, design and engineering capabilities, product development, timeliness and completeness of delivery, conformity to customer specifications and post-sale support. Competitive conditions may require us to significantly discount price in order to retain business or market share. We believe that our competitive position will depend on continued investment in innovation and product development, manufacturing and sourcing, quality standards, marketing and customer service and support. Our success will depend in part on our ability to anticipate and offer products that appeal to the changing needs and preferences of our customers in the various market categories in which we compete. We may not have sufficient resources to make the investments that may be necessary to anticipate those changing needs and we may not anticipate, identify, develop and market products successfully or otherwise be successful in maintaining our competitive position. There are no significant barriers to entry into the markets for most of our products and services. We also face increasing competition from our own customers' private label and direct sourcing initiatives.

        Our business is subject to risks associated with seasonality, which could adversely affect our cash flow, financial condition or results of operations.

        Our business, as it concerns both historical sales and profit, has experienced higher sales volume in the third and fourth quarters of the calendar year. Two principal factors have contributed to this seasonality: the office products industry's customers and our product line. We are major suppliers of products related to the "back-to-school" season, which occurs principally during the months of June, July, August and September for our North American business; and our product line includes several products which lend themselves to calendar year-end purchase timing. If either of these typical seasonal increases in sales of certain portions of our product line does not materialize, we could experience a material adverse effect on our business, financial condition and results of operations.

  Risks associated with our international operations could harm our business.

        Approximately 49% of our net sales for the fiscal year ended December 31, 2007 were from international sales. Our international operations may be significantly affected by economic, political and governmental conditions in the countries where our products are manufactured, distributed, or sold. Additionally, while the recent relative weakness of the U.S. dollar to other currencies has been advantageous for our businesses' sales as the results of non-U.S. operations have increased when reported in U.S. dollars, we cannot predict the rate at which the U.S. dollar will trade against other currencies in the future. If the trend of the U.S. dollar were to strengthen, making the dollar significantly more valuable relative to other currencies in the global market, such an increase could harm our ability to compete, our financial condition and our results of operations. More specifically, a significant portion of the products we sell are sourced from China and other Far Eastern countries and are paid for in U.S. dollars. Thus, movements of their local currency to the U.S. dollar have the same impacts as raw material price changes in addition to the currency translation impact noted above.

        Risks associated with outsourcing the production of certain of our products could harm our business.

        Historically, we have outsourced certain manufacturing functions to third-party service providers in China and other countries. Outsourcing generates a number of risks, including decreased control over the manufacturing process potentially leading to production delays or interruptions, inferior product quality control and misappropriation of trade secrets. In addition, performance problems by these third-party service providers could result in cost overruns, delayed deliveries, shortages, quality issues or other problems which could result in significant customer dissatisfaction and could materially and adversely affect our business, financial condition and results of operations.

        If one or more of these third-party service providers becomes unable or unwilling to continue to provide services of acceptable quality, at acceptable costs, in a timely manner or any combination thereof, our ability to deliver our products to our customers could be severely impaired. Furthermore, the need to identify and qualify substitute service providers or increase our internal capacity could result in unforeseen operational problems and additional costs. Substitute service providers might not be available or, if available, might be unwilling or unable to offer services on acceptable terms. Moreover, if customer demand for our products increases, we may be unable to secure sufficient additional capacity from our current service providers, or others, on commercially reasonable terms, if at all.

        This dependence on outsourcing exposes our cost of goods sold to additional cost fluctuations associated with foreign exchange currency movements, notably a change in the relative values of the Chinese yuan and the U.S. dollar.

        We depend on certain manufacturing sources whose inability to perform their obligations could harm our business.

        We rely on GMP Co. Ltd., in which we hold a minority equity interest of less than 20%, as our sole supplier of many of the laminating machines we distribute. GMP may not be able to continue to perform any or all of its obligations to us. GMP's equipment manufacturing facility is located in the Republic of Korea, and its ability to supply us with laminating machines may be affected by Korean and other regional or worldwide economic, political or governmental conditions. Additionally, GMP has a highly-leveraged capital structure and its ability to continue to obtain financing is required to ensure the orderly continuation of its operations. If GMP became incapable of supplying us with adequate equipment, and if we could not locate a suitable alternative supplier in a timely manner or at all, and negotiate favorable terms with such supplier, it would have a material adverse effect on our business.

        Our inability to secure and maintain rights to intellectual property could harm our business.

        We have many patents, trademarks, brand names and trade names that are, in the aggregate, important to our business. The loss of any individual patent or license may not be material to us taken as a whole, but the loss of a number of patents or licenses that represent principal portions of our business, or expenses related to defending or maintaining the patents or licenses, could have a material adverse effect on our business.

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

        We and our operations, both in the United States and abroad, are subject to national, state, provincial and/or local environmental laws and regulations that impose limitations and prohibitions on the discharge and emission of, and establish standards for the use, disposal and management of, certain materials and waste. These environmental laws and regulations also impose liability for the costs of investigating and cleaning up sites, and certain damages resulting from present and past spills, disposals, or other releases of hazardous substances or materials. Environmental laws and regulations can be complex and may change often. Capital and operating expenses required to comply with environmental laws and regulations can be significant, and violations may result in substantial fines and penalties. In addition, environmental laws and regulations, such as the Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, in the United States impose liability on several grounds for the investigation and cleanup of contaminated soil, ground water and buildings and for damages to natural resources at a wide range of properties. For example, contamination at properties formerly owned or operated by us, as well as at properties we will own and operate, and properties to which hazardous substances were sent by us, may result in liability for us under environmental laws and regulations. The costs of complying with environmental laws and regulations and any claims concerning noncompliance, or liability with respect to contamination in the future could have a material adverse effect on our financial condition or results of operations.

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

        Claims for losses or injuries purportedly caused by some of our products arise in the ordinary course of our business. In addition to the risk of substantial monetary judgments, product liability claims or regulatory actions could result in negative publicity that could harm our reputation in the marketplace or the value of our end-user brands. We also could be required to recall and possibly discontinue the sale of possible defective or unsafe products, which could result in adverse publicity and significant expenses. Although we maintain product liability insurance coverage, potential product liability claims are subject to a self-insured deductible or could be excluded under the terms of the policy.

Risks Related to Our Acquisition of GBC

  We may not realize the anticipated benefits from the acquisition of GBC.

        The success of our acquisition of GBC continues to depend, in part, on our ability to realize the anticipated synergies, cost savings and growth opportunities from integrating the businesses of GBC with our other businesses. Our success in realizing these synergies, cost savings and growth opportunities, and the timing of this realization, depends on the successful integration of our and GBC's operations. Even if we are able to integrate the business operations of GBC successfully, we may not experience the full benefits of the synergies, cost savings and growth opportunities that we currently expect from this integration, or that these benefits will be achieved within the anticipated time frame. For example, the elimination of duplicative costs may not be possible or may take longer than anticipated, and the benefits from the acquisition may be offset by costs incurred in integrating the companies.

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

  •
  the challenge and cost of integrating the information technology systems of each company; and

  •
  the potential difficulties in retaining key officers and personnel through the integration and transition.

        The process of integrating operations could cause an interruption of, or loss of momentum in, the commercial activities of one or more of our businesses. Members of our senior management may be required to devote considerable amounts of time to this integration process, which will decrease the time they will have to manage our business, service existing customers, attract new customers and oversee the development of new products or strategies.

        If our management is not able to effectively manage the integration process, or if any significant business activities are interrupted as a result of the integration process, our business could suffer. Any failure to successfully or cost-effectively integrate the GBC businesses could have a material adverse effect on our business, financial condition and results of operations.

        We are exploring strategic alternatives for our Commercial Laminating Solutions Group, including a possible sale, which could disrupt our business and may unfavorably impact our future financial performance.

        In December 2007 we announced that we are exploring strategic alternatives for the Commercial Laminating Solutions Group, a former GBC business which includes a possible sale. The Company has retained financial advisors to assist in this effort to enhance shareholder value. There can also be no assurance that this process will result in any specific transaction.

        There are risks that future operating results could be unfavorably impacted if targeted objectives, such as cost savings, are not achieved or if other business disruptions occur as a result of a sale or any other transaction involving this Group. There is no assurance that any strategic alternative, including a possible sale or other transaction involving the Commercial Laminating Solutions business will occur at a price or on terms that are favorable to the Company or at all. The strategic analysis process also may make it more difficult to attract or retain talented employees at that business.

Risks Related to Our Indebtedness

        Our substantial indebtedness could adversely affect our results of operations and financial condition and prevent us from fulfilling our financial obligations.

        We have a significant amount of indebtedness. As of December 31, 2007, we had $775.3 million of outstanding debt. This indebtedness could have negative consequences to us, such as:

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

        Certain covenants we have made in connection with our borrowings restrict our ability to incur additional indebtedness, issue preferred stock, pay dividends on capital stock, make other restricted payments, including investments, sell our assets, and enter into consolidations or mergers. Our senior secured credit agreement also requires us to maintain specified financial ratios and satisfy financial condition tests. Our ability to meet those financial ratios and tests may be affected by events beyond our control, and we may not be able to continue to meet those ratios and tests. A breach of any of these covenants, ratios, tests or restrictions, as applicable, could result in an event of default under our credit and debt instruments, in which our lenders could elect to declare all amounts outstanding to be immediately due and payable. If the lenders accelerate the payment of the indebtedness, our assets may not be sufficient to repay in full the indebtedness and any other indebtedness that would become due as a result of any acceleration.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

        None.

ITEM 2. PROPERTIES

        We have manufacturing facilities in North America, Europe and Asia, and maintain distribution centers in relation to the regional markets we service. We lease our principal U.S. headquarters in Lincolnshire, Illinois. The following table indicates the principal manufacturing and distribution facilities of our subsidiaries as of December 31, 2007:

Location	Functional Use	Owned/Leased
U.S. Properties:
Ontario, California	Distribution/Manufacturing	Leased
Addison, Illinois	Distribution/Manufacturing	Owned/Leased
Hanover Park, Illinois	Distribution	Leased
Wheeling, Illinois	Manufacturing	Leased
Hagerstown, Maryland	Manufacturing	Owned
Booneville, Mississippi	Distribution/Manufacturing	Owned/Leased
Ogdensburg, New York	Distribution/Manufacturing	Owned/Leased
East Texas, Pennsylvania	Distribution/Manufacturing/Office	Owned
Madison, Wisconsin(1)	Manufacturing	Leased
Pleasant Prairie, Wisconsin	Manufacturing	Leased
Non-U.S. Properties:
Sydney, Australia	Distribution/Manufacturing/Office	Owned
Brampton, Canada	Distribution/Manufacturing/Office	Leased
Don Mills, Canada	Distribution/Manufacturing	Leased
Tabor, Czech Republic	Manufacturing	Owned
Vozicka, Czech Republic	Distribution	Owned
Denton, England	Manufacturing	Owned
Halesowen, England	Distribution	Owned
Keswick, England	Manufacturing	Owned
Peterborough, England(2)	Manufacturing	Owned
Rudesberg, Germany(3)	Distribution	Leased
Tornaco, Italy	Distribution	Leased
Turin, Italy	Distribution	Leased
Asan, Korea	Manufacturing	Owned
Lerma, Mexico	Manufacturing/Office	Owned
Born, Netherlands	Distribution	Leased
Kerkrade, Netherlands	Distribution/Manufacturing	Owned/Leased
Wellington, New Zealand	Distribution/Office	Owned
Arcos de Valdevez, Portugal	Manufacturing	Owned

(1)
Slated for closure in the second quarter of 2008.

(2)
Slated for closure in the third quarter of 2008.

(3)
Slated for closure in the second quarter of 2009.

        We believe that the properties are suitable to the respective businesses and have production capacities adequate to meet the needs of the businesses.

ITEM 3. LEGAL PROCEEDINGS

        We are, from time to time, involved in routine litigation incidental to our operations. None of the legal proceedings in which we are currently involved, individually or in the aggregate, is material to our consolidated financial condition or results of operations nor are we aware of any material pending or contemplated proceedings. We intend to vigorously defend, or resolve by settlement, any such matters as appropriate.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

Part II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "ABD." The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported on the NYSE for 2006 and 2007:

	High	Low
2006
First Quarter	25.40	21.29
Second Quarter	25.50	21.20
Third Quarter	22.58	17.95
Fourth Quarter	27.45	21.80
2007
First Quarter	26.83	20.48
Second Quarter	25.90	22.00
Third Quarter	26.09	19.79
Fourth Quarter	25.46	15.50

        As of February 14, 2008, the Company had approximately 14,151 registered holders of its common stock.

Dividend Policy

        We have not paid any dividends on our common stock since becoming a public company. We intend to retain any future earnings to fund the development and growth of our business and currently do not anticipate paying any cash dividends in the foreseeable future. Any determination as to the declaration of dividends is at our board of directors' sole discretion based on factors it deems relevant. In addition, under the terms of our credit facility, we currently are prohibited from paying cash dividends on our common stock.

STOCK PERFORMANCE GRAPH

        The following graph compares the cumulative total stockholder return on our common stock to that of the S&P Office Services and Supplies (SuperCap) Index and the Russell 2000 Index assuming an investment of $100 in each from the date on which our common stock began trading on the NYSE (August 17, 2005) through December 31, 2007.

	Cumulative Total Return
	8/17/05	12/05	12/06	12/07
ACCO Brands Corporation	100.00	98.55	106.48	64.52
Russell 2000	100.00	99.57	117.86	116.01
S & P Office Services & Supplies (SuperCap)	100.00	94.06	106.39	94.19

ITEM 6. SELECTED FINANCIAL DATA

SELECTED HISTORICAL FINANCIAL DATA

        The following table sets forth our selected consolidated financial data. The selected consolidated financial data as of and for the fiscal years ended December 31, 2007, 2006 and 2005 and December 27, 2004 and 2003 is derived from our consolidated financial statements, which were audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm. The data should be read in conjunction with the financial statements and related notes included elsewhere in this annual report.

Basis of Presentation

        Prior to August 17, 2005, the ACCO Brands businesses were managed largely as a stand-alone business segment of Fortune Brands which provided certain corporate services. The financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations include the use of "push down" accounting procedures in which certain assets, liabilities and expenses historically recorded or incurred at the Fortune Brands parent company level that related to or were incurred on behalf of ACCO Brands had been identified and allocated or "pushed down," as appropriate, to the financial results of ACCO Brands for the periods presented through August 16, 2005. Allocations for expenses used the most relevant basis and, when not directly incurred, utilized net sales, segment assets or headcount in relation to the rest of Fortune Brands' business segments to determine a reasonable allocation.

        Interest expense had been allocated to ACCO Brands as a portion of Fortune Brands' total interest expense. However, no debt had been allocated to ACCO Brands in relation to this interest expense. These statements are not indicative of the results of operations, liquidity or financial position that would have existed or will exist in the future assuming the ACCO Brands businesses were operated as an independent company.

        Unless otherwise specifically noted in the presentation, "sales" reflect the net sales of products, and "restructuring-related charges" represent costs related to qualified restructuring projects which cannot be reported as restructuring under U.S. GAAP (e.g., losses on inventory disposal related to product category exits, manufacturing inefficiencies following the start of manufacturing operations at a new facility following closure of the old facility, SG&A reorganization and implementation costs, dedicated consulting, stay bonuses, etc.).

	Year Ended December 31,			Year Ended December 27,
	2007	2006	2005	2004	2003
Income Statement Data:
Net sales	$1,938.9	$1,951.0	$1,487.5	$1,175.7	$1,101.9
Cost of products sold(1)	1,348.6	1,382.8	1,048.0	810.3	778.6
Advertising, selling, general and administrative expense(1)	448.9	448.1	307.0	247.8	245.0
Amortization of intangibles	10.4	11.1	4.9	1.3	1.7
Write-down of intangibles(2)	—	—	—	—	12.0
Restructuring and asset impairment charges	23.4	44.1	2.9	19.4	17.3
Goodwill impairment(3)	35.1	—	—	—	—

Operating income	72.5	64.9	124.7	96.9	47.3
Interest expense, net	64.1	61.1	28.8	8.5	8.0
Other income, net	(7.2)	(3.8)	—	(1.2)	(0.6)

Income before income taxes, minority interest and change in accounting principle	15.6	7.6	95.9	89.6	39.9
Income taxes	15.9	0.2	39.5	21.1	13.2
Minority interest	0.6	0.2	0.2	—	—

Net income (loss) before change in accounting principle	(0.9)	7.2	56.2	68.5	26.7
Change in accounting principle(4)	—	—	3.3	—	—

Net income (loss)	$(0.9)	$7.2	$59.5	$68.5	$26.7

Basic earnings (loss) per common share:
Income (loss) before change in accounting principle	$(0.02)	$0.13	$1.35	$1.96	$0.76
Change in accounting principle	—	—	0.08	—	—

Net income (loss)	$(0.02)	$0.13	$1.43	$1.96	$0.76

Diluted earnings (loss) per common share:
Income (loss) before change in accounting principle	$(0.02)	$0.13	$1.32	$1.92	$0.75
Change in accounting principle	—	—	0.08	—	—

Net income (loss)	$(0.02)	$0.13	$1.40	$1.92	$0.75

Balance Sheet Data (at year end):
Cash and cash equivalents	$42.3	$50.0	$91.1	$79.8	$60.5
Working capital(5)	323.7	326.1	408.0	273.2	236.3
Property, plant and equipment, net	238.3	217.2	239.8	157.7	170.0
Total assets	1,898.5	1,849.6	1,929.5	969.6	865.9
External long-term debt(6)	775.3	805.1	941.9	0.1	2.8
Total stockholders' equity	438.3	384.0	408.3	566.1	483.6
Other Data:
Depreciation expense	$34.1	$39.9	$32.0	$28.2	$33.3
Capital expenditures	59.1	33.1	34.5	27.6	16.3
Cash provided by operating activities	81.2	120.9	65.3	64.9	67.7
Cash used by investing activities	55.2	21.4	32.4	6.1	1.7
Cash used by financing activities	35.4	145.0	17.5	46.5	57.3

(1)
Income before income taxes and net income was impacted by restructuring-related expenses included in cost of products sold and advertising, selling, general and administrative expenses of $33.5 million, $21.6 million, $14.1 million, $18.2 million and $19.1 million for the fiscal years ended December 31, 2007, 2006 and 2005, and December 27, 2004 and 2003, respectively.
(2)
ACCO Brands recorded impairments of certain identifiable intangible assets of $12.0 million in 2003 due to diminished fair values resulting from business repositioning and restructuring activities.
(3)
In accordance with Statement of Financial Accounting Standards No. 142 (SFAS 142), the Company's goodwill and intangible assets that are not amortized are subject to at least an annual assessment for impairment by applying a fair-value based test or more frequently if circumstances indicate a potential impairment. In the fourth quarter of 2007, the Company recorded a non-cash impairment charge associated with the goodwill at its Commercial Laminating Solutions business. This charge totaled $35.1 million pretax and after-tax. For a further discussion on the impairment charge see Note 6, Goodwill and Identifiable Intangible Assets in the Notes to Consolidated Financial Statements.
(4)
The accounting change in 2005 related to the elimination of a one-month lag in reporting by several foreign subsidiaries to align their reporting periods with ACCO Brands' fiscal calendar.
(5)
Working capital is defined as total current assets less total current liabilities.
(6)
Total debt refers only to the portion financed by third parties and in 2004 and 2003 does not include any portion financed through banking relationships or lines of credit secured by ACCO Brands' then-parent company, Fortune Brands. Interest expense associated with Fortune Brands' debt has been allocated to ACCO Brands for the period from January 1, 2005 through August 16, 2005 and for the years ended December 27, 2004 and 2003.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

        ACCO Brands Corporation is a global leader in select categories of branded office products (excluding furniture, computers, printers and bulk paper) to the office products resale industry. We design, develop, manufacture and market a wide variety of traditional and computer-related office products, supplies, binding and laminating equipment and consumable supplies, personal computer accessory products, paper-based time management products, presentation aids and label products. We have leading market positions and brand names, including Swingline®, GBC®, Kensington®, Quartet®, Rexel, NOBO, Day-Timer® and Wilson Jones®, among others.

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

        We continue to focus on realizing synergies from our merger with GBC. We have identified and pursued significant potential savings opportunities resulting from the merger. These opportunities include cost reductions attributable to efficiencies and synergies expected to be derived from facility integration, systems integration, headcount reduction, supply chain optimization and revenue enhancement. Our near-term priorities for the use of cash flow are to fund integration and restructuring-related activities and to pay down acquisition-related debt.

        We completed the sale of the Perma storage business during the third quarter of 2006, announced the discontinuance of the Computer Products' Kensington cleaning product category as of the end of the first quarter of 2006, completed the sale of the MACO® labels product line during the fourth quarter of 2007 and discontinued certain other low-margin products in the Office Products and Document Finishing Groups in 2006 and 2007. In aggregate, these businesses and products represented approximately $110 million of annual net sales. In addition, we engaged BMO Capital Markets in the fourth quarter of 2007 to assist in the completion of a strategic review of our Commercial Laminating Solutions business.

        For a description of certain factors that may have had, or may in the future have, a significant impact on our business, financial condition or results of operations, see "Item 1A. Risk Factors."

        The following discussion includes a presentation of 2005 historical financial results of operations for the Company, which includes the financial results of operations for the former GBC business from August 17, 2005 (the date of acquisition) through December 31, 2005.

        In order to provide additional information relating to our operating results, we also present a discussion of our consolidated operating results as if ACCO Brands and GBC had been a combined company (pro forma) in fiscal 2005. We have included this additional information in order to provide further insight into our operating results, prior-period trends and current financial position. This supplemental information is presented in a manner consistent with the disclosure requirements of Statement of Financial Accounting Standards (SFAS No. 141), "Business Combinations", which are described in more detail in Note 5, Acquisition and Merger, in the Notes to Consolidated Financial Statements.

        The discussion of operating results at the consolidated level is followed by a more detailed discussion of operating results by segment. The discussion of our segment operating results is presented on a historical basis for the years ended December 2007, 2006 and 2005, including GBC's results of operations from August 17, 2005 (the acquisition date). In order to provide additional information relating to our segment operating results, we also present a discussion of our segment operating results as if ACCO Brands and GBC had been a combined company (pro forma) in fiscal 2005. This supplemental information is presented in a manner consistent with the supplemental disclosures included in the consolidated operating results discussion.

        Management's discussion and analysis of financial condition and results of operations should be read in conjunction with the financial statements of ACCO Brands Corporation and the accompanying notes contained therein.

Overview

        ACCO Brands' results are dependent upon a number of factors affecting sales, including pricing and competition. Historically, key drivers of demand in the office products industry have included trends in white collar employment levels, gross domestic product (GDP) and growth in the number of small businesses and home offices together with increasing usage of personal computers. Pricing and demand levels for office products have also reflected a substantial consolidation within the global resellers of office products. This has led to multiple years of industry pricing pressure and a more efficient level of asset utilization by customers, resulting in lower sales volumes for suppliers. We sell products in highly competitive markets, and compete against large international and national companies, regional competitors and against our own customers' direct and private-label sourcing initiatives.

        We have completed our integration planning for the Office Products Group, and have made significant progress toward relocating our people, aligning our customer relationships and upgrading information technology systems. Since the acquisition of GBC we have announced and moved ahead with plans to close, consolidate, downsize, or relocate more than 39 manufacturing, distribution and administrative operations. The Company also successfully integrated key information technology systems in the U.S., France, Holland, Canada and Mexico, creating a common technology platform for its office products businesses, and consolidated its European office products sales force. In addition, during the third quarter of 2006, the Company completed its review of the former GBC commercial businesses resulting in a planned realignment of those businesses. As a result of these actions, the Company expects to ultimately account for all of the previously announced $40 million of targeted annual cost synergies by the end of 2008 and an additional $20 million in annualized synergies to be realized by the end of 2009, resulting in a total of $60 million in targeted annualized synergies that will be realized by the end of 2009.

        Total cash payments related to the Company's restructuring and integration activities have amounted to $117 million (excluding capital expenditures) through 2007. It is expected that additional disbursements of approximately $40 million, net of expected proceeds from real estate held-for-sale, will be completed by the end of 2009 as the Company continues to implement phases of its strategic and business integration plans. The Company has adequate resources to finance the anticipated requirements.

        In the fourth quarter of 2007, the Company recorded a non-cash goodwill impairment charge associated with the goodwill at its Commercial Laminating Solutions business of $35.1 million pretax and after-tax to reduce the carrying value of its goodwill in this reporting unit to its implied fair value of $60.1 million.

Fiscal 2007 versus Fiscal 2006

        The following table presents the Company's results for the years ended December 31, 2007 and 2006. Restructuring and restructuring-related expenses have been noted where appropriate, as management believes that a comparative review of these costs and their relative impact on operating income allows for a better understanding of the underlying business performance from period to period. Restructuring-related expenses represent costs related to restructuring projects which cannot be reported as restructuring under U.S. GAAP (e.g., losses on inventory, disposal related to product category exits, manufacturing inefficiencies following the start of manufacturing operations at a new facility following closure of the former facility, SG&A reorganization and implementation costs, dedicated consulting, stay bonuses, relocation costs etc.).

	Year Ended December 31,		Amount of Change
(in millions of dollars)	2007	2006	$	%
Net sales	$1,938.9	$1,951.0	$(12.1)	(1)%
Gross profit	590.3	568.2	22.1	4%
Gross profit margin	30.4%	29.1%		1.3 pts
Advertising, selling, general and administrative expenses	448.9	448.1	0.8	—%
Restructuring and asset impairment charges	23.4	44.1	(20.7)	(47)%
Goodwill impairment	35.1	—	35.1	NM
Operating income	72.5	64.9	7.6	12%
Operating income margin	3.7%	3.3%		0.4 pts
Interest expense, net	64.1	61.1	3.0	5%
Other income, net	7.2	3.8	3.4	89%
Income taxes	15.9	0.2	15.7	NM
Effective tax rate	101.9%	2.6%		NM
Net income (loss)	(0.9)	7.2	(8.1)	NM
Restructuring-related expense included in cost of products sold	17.2	10.8	6.4	59%
Restructuring-related expense included in SG&A	16.3	10.8	5.5	51%

  Net Sales

        Net sales decreased $12.1 million, or 1%, to $1,938.9 million. The Company's focus on the premium end of its product categories, as well as planned exits and a divestiture of a non-strategic product line in the Office Products segment accounted for $52.1 million of the decline. Favorable currency translation of $70.2 million as well as price increases were offset by reductions in volume for all business segments caused by a combination of weakening consumer demand, lost product placements to both competitors and our customers' private-label direct-sourcing initiatives and channel inventory reductions.

  Gross Profit

        Gross profit increased $22.1 million, or 4%, to $590.3 million, and gross profit margin increased to 30.4% from 29.1%. Currency translation resulted in a $37.4 million increase in gross profit. Excluding the impact of currency, gross profit decreased primarily as a result of lower sales, excess distribution costs and supply chain inefficiencies, the adverse impact of a $6.8 million reclassification to reflect cumulative after-sales service expenses previously reported as a component of SG&A and an increase of $6.4 million in restructuring-related charges, partially offset by flow-through from price increases net of raw material cost increases and product outsourcing savings.

  SG&A (Advertising, selling, general and administrative expenses)

        SG&A increased $0.8 million to $448.9 million, and as a percentage of sales to 23.2% from 23.0%. The increase in SG&A reflects the impact of currency translation of $13.8 million, continued investment in marketing and product development initiatives, primarily within the Office Products and Document Finishing Groups, and a $5.5 million increase in restructuring-related costs. These amounts were almost entirely offset by the realization of integration synergies, reduced management incentive costs and the favorable impact of the reclassification of after-sales service expenses as a component of gross profit.

  Operating Income

        Operating income increased $7.6 million, or 12%, to $72.5 million, and as a percent to sales to 3.7% from 3.3%. The increase was the result of the higher gross profit and a decrease of $8.8 million in restructuring and restructuring-related charges partially offset by the impairment charge of $35.1 million as well as lower sales volumes and continued investment in marketing and product development initiatives.

        Based on events and underlying trends in its Commercial Laminating Solutions business, the Company determined that this business was unlikely to generate the necessary cash flows to support the recorded value of goodwill on the balance sheet. There were several factors leading up to the resulting impairment charge. Throughout 2007, the laminating business experienced a reduction in profitability as a result of increased competition from lower-cost importers of high-speed laminating films, increased raw material costs and adverse product mix. The Company had discussed such events and trends in its press releases and periodic filings with the Securities and Exchange Commission. In the fourth quarter of 2007, the results did not improve. As a result of these events and circumstances, management believes that more likely than not the fair value of the reporting unit's goodwill has been reduced below its carrying value. Accordingly, management has performed an evaluation of the reporting unit's tangible and intangible assets for purposes of determining its fair value in preparing its 2007 annual financial statements. Upon completion of the assessment, during the fourth quarter of 2007 the Company recorded a non-cash goodwill impairment charge to reduce the carrying value of its goodwill in this reporting unit to its implied fair value of $60.1 million. The Company's evaluation utilized assumptions and projections management believes to be reasonable and supportable and that reflect management's best estimate of projected future cash flows.

  Interest Expense and Other Income

        Interest expense increased $3.0 million to $64.1 million. The increase was a result of higher interest rates partially offset by the Company's reduced 2007 debt levels.

        Other income increased $3.4 million to $7.2 million principally resulting from higher income from our unconsolidated Australian joint-venture and reduced losses from our Neschen joint-venture.

  Income Taxes

        For the year ended December 31, 2007, the Company had income tax expense of $15.9 million, compared with $0.2 million recorded in the prior year period. The higher than-expected tax rate for 2007 of 101.9% was principally due to the goodwill impairment charge of $35.1 million which is not tax deductible. The low tax rate of 2.6% in the prior year was attributable to foreign earnings taxed at lower statutory rates, the settlement of the prior year's tax returns and a settlement of prior year's tax with the Company's former parent under a tax allocation agreement entered into in connection with the spin-off.

  Net Income (Loss)

        In 2007, the net loss was $(0.9) million, $(0.02) per diluted share, compared to net income in the prior year of $7.2 million, or $0.13 per diluted share.

Segment Discussion

Office Products Group

Results

	Year Ended December 31,		Amount of Change
(in millions of dollars)	2007	2006	$	%
Net sales	$942.2	$963.1	$(20.9)	(2)%
Operating income	59.6	13.8	45.8	332%
Operating income margin	6.3%	1.4%		4.9 pts
Restructuring and related charges	32.6	53.9	(21.3)	(40)%

        Office Products net sales decreased $20.9 million, or 2%, to $942.2 million. The decrease is primarily the result of the exit from and divestiture of certain non-strategic businesses (including the label and storage box businesses and other non-strategic product exits in North America and Europe) amounting to approximately $52.1 million and volume declines principally caused by reduced end-user demand, lost product placements to both competitors and our customers' private-label direct-sourcing initiatives and demand volatility associated with channel inventory adjustments. These factors were partially offset by the favorable impact of foreign currency translation of $34.0 million and price increases.

        Office Products operating income increased $45.8 million to $59.6 million and operating income margin increased to 6.3% from 1.4%. The increases in operating income and margin were primarily related to price increases, savings from merger integration activities, and a $21.3 million reduction in restructuring and related costs. These factors were partially offset by increased investment in marketing and product development and continued investment in the Company's transition to a pan-European business model.

Document Finishing Group

Results

	Year Ended December 31,		Amount of Change
(in millions of dollars)	2007	2006	$	%
Net sales	$588.4	$586.3	$2.1	—%
Operating income	32.3	30.5	1.8	6%
Operating income margin	5.5%	5.2%		0.3 pts
Restructuring and related charges	16.0	7.3	8.7	119%

        Document Finishing net sales increased $2.1 million to $588.4 million. The modest increase was primarily the result of a $21.6 million favorable impact of currency translation and price increases offset by declining sales volumes from the indirect sales channel, from a combination of lost product placements to both competitors and our customers' private-label products and slower demand due to a combination of weaker consumer demand and channel destocking. In addition, sales were negatively impacted by $3.3 million from the exit of certain non-strategic low priced product categories.

        Document Finishing operating income increased $1.8 million, or 6%, to $32.3 million, and operating income margin increased to 5.5% from 5.2%. The impact of favorable price increases and the realization of synergy savings were significantly offset by increased restructuring and related costs of $8.7 million and increased investment in marketing and product development initiatives, together with lower volume.

Computer Products Group

Results

	Year Ended December 31,		Amount of Change
(in millions of dollars)	2007	2006	$	%
Net sales	$233.6	$228.6	$5.0	2%
Operating income	46.4	41.5	4.9	12%
Operating income margin	19.9%	18.2%		1.7 pts
Restructuring and related charges	5.4	1.6	3.8	238%

        Computer Products sales increased $5.0 million, or 2%, to $233.6 million. The increase was primarily due to increased sales volumes outside the U.S., as well as a favorable currency impact of $8.7 million, partially offset by the $4.3 million exit of the non-strategic cleaning business, as well as volume declines in the U.S. due to channel shift and consolidation.

        Operating income increased $4.9 million to $46.4 million, and operating income margin increased to 19.9% from 18.2%. The increase in operating income was due to a favorable sales mix, $1.2 million of royalty income as a result of prior-period licensee audits, reduced marketing spending and $3.0 million of favorable foreign exchange partially offset by $3.8 million of higher restructuring and related activity.

Commercial Laminating Solutions Group

Results

	Year Ended December 31,		Amount of Change
(in millions of dollars)	2007	2006	$	%
Net sales	$174.7	$173.0	$1.7	1%
Operating income (loss)	(35.7)	12.0	(47.7)	NM
Operating income margin	(20.4)%	6.9%		(27.3) pts
Restructuring and related charges and goodwill impairment	38.5	—	38.5	NM

        Commercial Laminating net sales increased $1.7 million, or 1%, to $174.7 million. The increase was due to a favorable impact from currency translation of $5.9 million offset by reduced pricing as a result of increased competition from lower-cost importers of high-speed laminating films.

        The operating loss of $35.7 million was principally due to the goodwill impairment charge of $35.1 million as well as reduced pricing, increased raw material costs, lower volume and adverse mix.

        In the near term it is expected that the overall profitability of this segment will remain depressed. The Company is addressing longer-term solutions to reduce the cost of films currently manufactured in the U.S., the Netherlands and Korea and may take additional future restructuring charges associated with this segment.

Fiscal 2006 versus Fiscal 2005

        Unless otherwise specifically noted below, each component of the 2006 results increased, in part, due to changes in foreign currency translation rates. These increases were entirely offset, however, by the impact of the prior year having benefited from the change in reporting calendar days. As a result, these factors have not been specifically identified in the discussions below.

Historical Results

	Year Ended December 31,		Amount of Change
(in millions of dollars)	2006	2005	$	%
Net sales	$1,951.0	$1,487.5	$463.5	31%
Operating income	64.9	124.7	(59.8)	(48)%
Net income	7.2	59.5	(52.3)	(88)%

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

        The Company's results of operations in 2006 were impacted by the adoption of SFAS No. 123(R), which requires companies to expense the fair value of employee stock options and similar awards. The Company adopted SFAS No. 123(R) effective January 1, 2006, using the modified prospective method. Therefore, stock-based compensation expense was recorded during 2006, but the prior year consolidated statement of income was not restated.

        In December 2005, the Company issued an inaugural grant of stock options, restricted stock units ("RSUs") and performance stock units ("PSUs") following the spin-off and merger. The inaugural grant followed market practice for Initial Public Offerings/spin transactions and was larger than would be expected in a normal year.

        The following is a summary of the incremental impact of all stock compensation expense and other long-term compensation recorded in 2006 and 2005, which includes expenses related to grants of stock options, RSUs, and PSUs, along with the impact of the pre-tax expense amounts as a percentage of sales.

Stock-Based and Other Long Term Compensation

Historical Results

	Year Ended December 31,		Incremental
(in millions of dollars)	2006	2005	Expense
Expensing required under SFAS No. 123(R)(a)	$10.9	$—	$10.9
Previously required expensing(b)	7.7	0.8	6.9
Other non-equity based long term compensation	(0.2)	0.7	(0.9)

Total long term executive compensation	$18.4	$1.5	$16.9

% of sales	0.9%	0.1%	0.9%

(a)
The Company has adopted SFAS 123(R) using the modified prospective method. Therefore, restatement of prior periods is not required.

(b)
Includes expensing of RSUs and PSUs under SFAS 123, and unvested stock options/unearned compensation related to GBC.

        Refer to Note 2, Significant Accounting Policies and Note 3, Stock-Based Compensation in the Notes to Consolidated Financial Statements for information specific to the adoption of SFAS No. 123(R) in the consolidated financial statements.

  Operating Income

        Operating income decreased $59.8 million, or 48%, to $64.9 million and decreased as a percentage of sales to 3.3% from 8.4%. The decrease was driven by $48.7 million of higher restructuring and restructuring-related costs, and lower gross margin and higher SG&A expense as discussed above.

  Interest, Other Income and Income Taxes

        Interest expense increased $32.3 million to $61.1 million, as debt was outstanding for the full year in 2006 compared to the prior year when debt was outstanding beginning with the date of the GBC merger. Other income increased to $3.8 million from $0.0 million in the prior year, primarily due to incremental foreign exchange gains in 2006 of $3.0 million and incremental earnings of $1.5 million from the Company's share of GBC joint venture investments.

        Income tax for 2006 was an expense of $0.2 million, compared to an expense of $39.5 million in 2005. The effective tax rate for 2006 was 2.6% compared to 41.2% for 2005. Included in 2006 were tax benefits which reflect a reduction in taxes attributable to foreign earnings taxed at lower statutory rates, a settlement of prior year's tax with the Company's former parent under a tax allocation agreement entered into in connection with the spin-off, and benefits from the Domestic Production Activities and Extraterritorial Income Exclusion partially offset by an increase in valuation allowances. The effective tax rate for 2005 was unfavorably impacted by the repatriation expenses of foreign earnings, resulting from a reorganization to facilitate the merger of various foreign operations.

  Net Income

        Net income was $7.2 million compared to $59.5 million in the prior year, and was significantly impacted by lower operating income and increased interest expense partially offset by the tax benefits described above. Included in net income for 2006 were restructuring and restructuring-related after-tax costs of $49.4 million, or $0.91 per diluted share. In 2005 the after-tax cost of restructuring and restructuring-related charges was $12.2 million or $0.29 per diluted share. Additionally, the change in accounting principle related to removal of the one-month lag in reporting by various of the Company's foreign operations contributed $3.3 million of net income to the prior year. See Note 1 Basis of Presentation to the Consolidated Financial Statements for further discussion.

Fiscal 2006 versus Fiscal 2005

Combined Companies—Pro Forma Discussion

        The Company has included a "combined companies" discussion below as if GBC had been included in results since the beginning of the 2005 year. Restructuring and restructuring-related costs have been noted where appropriate, as management believes that a comparative review of operating income before restructuring and restructuring-related charges allows for a better understanding of the underlying business performance from year to year.

        The presentation of, and supporting calculations related to, the 2005 pro forma information contained in this Management's Discussion and Analysis is derived from the Company's Report on Form 8-K dated February 14, 2006. Such pro forma financial information has been prepared as though the companies had been combined as of the beginning of the fiscal year for 2005, and is based on the historical financial statements of ACCO Brands and GBC after giving effect to the merger of ACCO Brands and GBC. The unaudited pro forma financial information is not indicative of the results of operations that would have been achieved if the merger had taken place at the beginning of fiscal 2005, or that may result in the future. In addition, the pro forma information has not been adjusted to reflect any operating efficiencies that have been, or may in the future be, realized as a result of the combination of ACCO Brands and GBC.

        The following table presents ACCO Brands' reported combined results and pro forma combined results for the years ended December 31, 2006 and 2005, respectively. Amounts of restructuring and restructuring-related charges are also presented for each period. Unless otherwise specifically noted below, each component of the 2006 results increased, in part, due to changes in foreign currency. These increases were entirely offset, however, by the impact of the prior year having benefited from the change in reporting calendar days. As a result, these factors have not been specifically identified in the discussions below.

Combined Companies (Reported)

	Year Ended December 31, 2006
(in millions of dollars)	Net Sales	Gross Profit	SG&A	Operating Income
Reported results	$1,951.0	$568.2	$448.1	$64.9
Restructuring and restructuring-related charges included in the results:
Restructuring and asset impairment charges	—	—	—	44.1
Restructuring-related expense	—	10.8	10.8	21.6

        The Company has incurred a net total of $65.7 million in restructuring and restructuring-related expenses in 2006. The charges were principally related to costs associated with the closure or consolidation of facilities (including asset impairments and severance), primarily in North America and Europe, as well as associated employee termination benefits.

Combined Companies (Pro Forma)

	Year Ended December 31, 2005
(in millions of dollars)	Net Sales	Gross Profit	SG&A	Operating Income
Pro forma results	$1,937.0	$566.5	$421.9	$130.0
Restructuring and restructuring-related charges included in the results:
Restructuring and asset impairment charges	—	—	—	3.9
Restructuring-related expense (income)	—	(1.3)	19.6	18.3

  Net Sales

        Net sales increased $14.0 million, or 1%, to $1,951.0 million, and was primarily driven by volume growth related to new products across all business segments other than Office Products. Segmental sales growth was 10% for Computer Products, 1% for the Document Finishing Group and 1% for the Commercial Laminating Solutions Group. These increases were partially offset by a decrease in the Office Products Group of 2%, which resulted from both the planned exit of certain non-strategic business and lower pricing and volume in Europe.

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

Stock-Based and Other Long Term Compensation

Combined Companies (Pro Forma)

	Year Ended December 31,		Incremental
(in millions of dollars)	2006	2005	Expense
Expensing required under SFAS No. 123(R)(a)	$10.9	$—	$10.9
Previously required expensing(b)	7.7	4.0	3.7
Other non-equity based long term compensation	(0.2)	0.6	(0.8)

Total long term executive compensation	$18.4	$4.6	$13.8

% of sales	0.9%	0.2%	0.7%

(a)
The Company has adopted SFAS 123(R) using the modified prospective method. Therefore, restatement of prior periods is not required.

(b)
Includes expensing of RSUs and PSUs under SFAS 123, and unvested stock options/unearned compensation related to GBC pre-merger grants under SFAS 141, "Business Combinations."

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

Segment Discussion

        As discussed in Note 13, Information on Business Segments, in the Notes to Consolidated Financial Statements, as of January 1, 2007, the Company realigned and reclassified certain businesses, resulting in the following changes:

  •
  The Company created a new business segment, the Document Finishing Group, which consists of the following businesses:

  •
  the business comprising its former Other Commercial segment (consisting of the Document Finishing and Day-Timers businesses);

  •
  the Company's document communication business, which was transferred from the Office Products Group; and

  •
  the Company's high-speed and other binding business, which was transferred from the former Industrial Print Finishing Group ("IPFG") business segment.

  •
  In addition, the remaining components of the former IPFG business segment began reporting as the Commercial Laminating Solutions Group business segment to more appropriately reflect the remaining operations.

Office Products Group

Historical Results

	Year Ended December 31,		Amount of Change
(in millions of dollars)	2006	2005	$	%
Net sales	$963.1	$859.6	$103.5	12%
Operating income	13.8	64.9	(51.1)	(79)%
Operating income margin	1.4%	7.6%		(6.2)%

        Office Products net sales increased $103.5 million, of which $119.0 million related to the acquisition of GBC office products. The decrease in underlying sales was primarily due to non-strategic product exits in the U.S.

        Office Products operating income decreased $51.1 million, to $13.8 million. The decrease resulted from higher restructuring and restructuring-related costs, as well as an overall decline in operating margin. The decline in operating margin was primarily due to higher costs related to the expensing of equity-based management incentive programs, investments to change our European business model and higher raw material cost, partially offset by synergy-related cost reductions.

        The following table presents Office Products' reported combined results and pro forma combined results for the years ended December 31, 2006 and 2005, respectively. Amounts of restructuring and restructuring-related charges are also presented for each period.

Combined Companies (Pro Forma)

	Year Ended December 31,		Amount of Change
(in millions of dollars)	2006	2005	$	%
	(Reported)	(Pro forma)
Net sales	$963.1	$978.5	$(15.4)	(2)%
Operating income	13.8	68.6	(54.8)	(80)%
Restructuring and related charges	53.9	5.8	48.1	NM

        Net sales decreased 2% from $978.5 million to $963.1 million. The decline was primarily due to the exit of $24 million of non-strategic products, primarily within the United States, as well as loss of market share and unfavorable pricing in Europe, which offset underlying volume growth in all other markets.

        Office Products operating income declined $54.8 million to $13.8 million, including restructuring and restructuring-related charges. Excluding the adverse incremental impact of restructuring and restructuring-related charges of $48.1 million, the decline in operating profit and margin was attributable to higher raw material costs that we have been temporarily unable to pass on in sales price together with unfavorable pricing in Europe, partially offset by synergy savings achieved, mainly in the second half of the year. The segment in total also saw increased charges related to increased investments in SG&A aimed at transitioning to a pan-European business model, and $7.0 million of increased equity-based incentives. Excluding the results of European operations, Office Products showed an increase in operating profit primarily due to synergy savings, partially offset by the increase in equity-based management incentives.

Document Finishing Group

Historical Results

	Year Ended December 31,		Amount of Change
(in millions of dollars)	2006	2005	$	%
Net sales	$586.3	$354.8	$231.5	65%
Operating income	30.5	37.6	(7.1)	(19)%
Operating income margin	5.2%	10.6%		(5.4)%

        Document Finishing net sales increased to $586.3 million from $354.8 million. The acquisition of GBC's Document Finishing businesses accounted for $223.7 million of the increase. Sales volumes at Day-Timers declined by $3.6 million with lower sales in its reseller channels and the prior year benefiting from the change in reporting calendar, offset in part by higher direct to consumer sales.

        Document Finishing operating income decreased $7.1 million to $30.5 million. The decrease resulted from higher restructuring and restructuring-related costs, an overall decline in operating margin due to unfavorable pricing and higher raw material costs in Europe, higher costs related to the expensing of equity-based management incentive programs and increased investments in SG&A to transition to a pan-European business model. The decline was partially offset by the inventory acquisition step-up in 2005 of $2.7 million and synergy savings achieved mainly in the second half of the year.

        The following table presents Document Finishing Group's reported combined results and pro forma combined results for the years ended December 31, 2006 and 2005, respectively. Amounts of restructuring and restructuring-related charges are also presented for each period.

Combined Companies (Pro Forma)

	Year Ended December 31,		Amount of Change
(in millions of dollars)	2006	2005	$	%
	(Reported)	(Pro forma)
Net sales	$586.3	$578.5	$7.8	1%
Operating income	30.5	46.3	(15.8)	(34)%
Restructuring and related charges	7.3	0.8	6.5	NM

        Net sales increased $7.8 million, or 1% to $586.3 million. The increase was driven by higher pricing and volume in the direct sales channel document finishing businesses. This growth was offset by reduced prices and volume in the European indirect sales channel and a reduction in sales of Day-Timer products, which was a result of a decline in volume in the reseller channel, and the prior year benefit from the change in reporting calendar days.

        Operating income decreased $15.8 million, or 34% to $30.5 million, including restructuring and restructuring-related charges. Excluding the adverse incremental impact of restructuring and restructuring-related charges of $6.5 million, the decrease in profit and margin was principally driven by the lower profitability of the segment's European operations, unfavorable pricing, increased SG&A investments to transition to a pan-European business model, and the temporary inability to offset higher raw material costs with increased sales prices in North America and Europe. For the segment as a whole, equity-based management incentive charges increased $1.6 million compared to 2005.

Computer Products Group

Historical Results

	Year Ended December 31,		Amount of Change
(in millions of dollars)	2006	2005	$	%
Net sales	$228.6	$208.7	$19.9	10%
Operating income	41.5	43.3	(1.8)	(4)%
Operating income margin	18.2%	20.7%		(2.5)%
Restructuring and related charges	1.6	—	1.6	NM

        Computer Products delivered strong sales growth for 2006, increasing $19.9 million, or 10%, to $228.6 million. The strong sales growth was driven by sales of iPod® accessories, mobile power adapters, notebook docking stations and security products. The growth was primarily the result of new product introductions and was partially offset by the exit of $6 million of sales from the non-strategic cleaning product line. Sales outside the U.S. increased 23%, while U.S. sales were flat, primarily due to the impact of distribution channel shifts from OEM to retail.

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

        No pro forma information is provided for the Computer Products segment as it was not impacted by the GBC acquisition.

Commercial Laminating Solutions Group

Historical Results

	Year Ended December 31,		Amount of Change
(in millions of dollars)	2006	2005	$	%
Net sales	$173.0	$64.4	$108.6	NM
Operating income	12.0	3.4	8.6	NM
Operating income margin	6.9%	5.3%		1.6%

        Commercial Laminating Solutions Group net sales increased to $173.0 million from $64.4 million in the prior year, and operating income was $12.0 million compared to $3.4 million in the prior year. The growth was attributable to 2005 results which only included activity subsequent to the GBC merger.

        The following table presents Commercial Laminating Solutions Group's reported combined results and pro forma combined results for the years ended December 31, 2006 and 2005, respectively.

Combined Companies (Pro Forma)

	Year Ended December 31,		Amount of Change
(in millions of dollars)	2006	2005	$	%
	(Reported)	(Pro forma)
Net sales	$173.0	$171.3	$1.7	1%
Operating income	12.0	11.6	0.4	3%

        Commercial Laminating Solutions Group net sales increased $1.7 million, or 1% to $173.0 million. Growth was driven by higher pricing.

        Operating income increased $0.4 million, or 3%, to $12.0 million, and operating margins increased to 6.9% from 6.8%. The increase was due to inclusion of the expense related to an inventory acquisition step-up in 2005 of $1.4 million and higher sales prices in the current year, partially offset by equity-based management incentive charges, which increased $0.5 million.

Liquidity and Capital Resources

        Our primary liquidity needs are to service indebtedness, fund capital expenditures and support working capital requirements. Our principal sources of liquidity are cash flows from operating activities and borrowings under our credit agreements and long-term notes. We maintain adequate financing arrangements at competitive rates. Our priority for cash flow over the near term, after internal growth, is to fund integration and restructuring-related activities and the reduction of debt that was incurred in connection with the merger with GBC and the spin-off from Fortune Brands. See "Capitalization" below for a description of our debt.

Fiscal 2007 versus Fiscal 2006

  Cash Flow from Operating Activities

        In the year ended December 31, 2007 cash provided by operating activities was $81.2 million, compared to $120.9 million of cash provided by operating activities in the prior year. Net loss for the year was $(0.9) million, compared to income of $7.2 million in 2006. Non-cash adjustments to net income (loss) were $97.9 million in 2007, compared to $94.3 million in 2006, on a pre-tax basis. The lower net income contributed to the decrease as well as:

  •
  Higher payments for restructuring and restructuring-related activities, incentive compensation and customer rebate programs.

  •
  Higher levels of inventory resulting from the build-up of safety stock to support business integration and outsourcing activities, and lower than expected fourth quarter 2007 sales.

        Partly offset by:

  •
  Reduced accounts receivable associated with lower comparable fourth quarter 2007 sales and collection efficiencies.

  •
  Increased accounts payable resulting from higher inventory requirements and cash management initiatives.

  Cash Flow from Investing Activities

        Cash used by investing activities was $55.2 million and $21.4 million for the years ended December 31, 2007 and 2006, respectively. Gross capital expenditure was $59.1 million and $33.1 million in for the years ended December 31, 2007 and 2006, respectively. The increase was driven by the cost of new distribution facilities and continued information technology investments.

  Cash Flow from Financing Activities

        Cash used by financing activities was $35.4 million in 2007 and was $145.0 million in 2006. During 2007, the Company paid all remaining required 2008 debt service totaling $26.1 million and further reduced its senior secured term loan facilities by $15.0 million.

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

  Capitalization

        Approximately 52.2 million shares of the Company's common stock, par value of $0.01 per share, were issued in connection with the Distribution and the Merger (see further discussion in Note 3, Stock-Based Compensation and Note 5, Acquisition and Merger to the Consolidated Financial Statements). We had approximately 54.1 million common shares outstanding as of December 31, 2007.

        The Company's total debt at December 31, 2007 was $775.3 million. The ratio of debt to stockholders' equity at December 31, 2007 was 1.8 to 1, compared with a ratio of 2.1 to 1 at December 31, 2006.

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

        ACCO Brands is the borrower under the U.S. term loan facility and the U.S. dollar revolving credit facility, the United Kingdom subsidiary is the borrower under the sterling term loan facility and the U.S. dollar equivalent euro revolving credit facility and the Netherlands subsidiary is the borrower under the euro term loan facility. Borrowings under the facilities are subject to a "pricing grid" which provides for lower interest rates in the event that certain financial ratios improve in future periods.

        The senior secured credit facilities are guaranteed by all of the domestic subsidiaries of ACCO Brands (the "U.S. guarantors") and secured by substantially all of the assets of the borrowers and each U.S. guarantor.

        The Company must meet certain restrictive financial covenants as defined under the senior secured credit facilities. The covenants become more restrictive over time and require the Company to maintain certain ratios related to total leverage and interest coverage. The remaining financial covenant ratio levels under the senior secured credit facilities are as follows:

	Maximum—Leverage Ratio(1)	Minimum—Interest Coverage Ratio(2)
4th Quarter 2007 to 3rd Quarter 2008	4.25 to 1	3.00 to 1
4th Quarter 2008 to 3rd Quarter 2009	3.75 to 1	3.00 to 1
4th Quarter 2009 to 3rd Quarter 2010	3.50 to 1	3.00 to 1
4th Quarter 2010 to 2nd Quarter 2012	3.25 to 1	3.00 to 1

(1)
The leverage ratio is computed by dividing the Company's financial covenant debt by the cumulative four quarter trailing EBITDA, which excludes restructuring and restructuring-related charges up to certain limits as well as other adjustments defined under the senior secured credit facilities.

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

        The non-cash impairment charge associated with goodwill recorded in the fourth quarter of 2007 pertaining to the Company's Commercial Laminating Solutions business does not affect the Company's compliance with its lending arrangements as its covenants are not affected by non-cash charges.

        On January 18, 2008, the Company amended its senior secured credit facilities, providing the Company with greater financial flexibility, primarily through changes to certain definitions and provisions of the agreements.

        Each of ACCO Brands' domestic subsidiaries that guarantees obligations under the senior secured credit facilities, also unconditionally guarantees the senior subordinated notes on an unsecured senior subordinated basis.

        The indenture governing the senior subordinated notes contains covenants limiting, among other things, ACCO Brands' ability, and the ability of the ACCO Brands' restricted subsidiaries to, incur additional debt, pay dividends on capital stock or repurchase capital stock, make certain investments, enter into certain types of transactions with affiliates, limit dividends or other payments by our restricted subsidiaries to ACCO Brands, use assets as security in other transactions and sell certain assets or merge with or into other companies.

        As of December 31, 2007 the amount available for borrowings under the revolving credit facilities was $137.2 million (allowing for $12.8 million of letters of credit outstanding on that date).

        As of and for the period ended December 31, 2007, the Company was in compliance with all applicable loan covenants.

  Adequacy of Liquidity Sources

        The Company believes that its internally generated funds, together with revolver availability under its senior secured credit facilities and its access to global credit markets, provide adequate liquidity to meet both its long-term and short-term capital needs with respect to operating activities, capital expenditures and debt service requirements. The Company's existing credit facilities would not be affected by a change in its credit rating.

Off-Balance-Sheet Arrangements and Contractual Financial Obligations

        We do not have any material off-balance-sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

        Our contractual obligations and related payments by period at December 31, 2007 were as follows:

(in millions of dollars)	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Contractual obligations
Notes payable and long-term debt	$775.3	$6.8	$117.1	$301.2	$350.2
Interest on long-term debt(1)	328.6	55.8	103.5	89.2	80.1
Operating lease obligations	110.2	24.0	36.0	21.6	28.6
Purchase obligations(2)	60.7	47.4	9.5	3.8	—
Other long-term liabilities(3)	10.8	3.6	7.2	—	—

Total	$1,285.6	$137.6	$273.3	$415.8	$458.9

(1)
Interest expense calculated at December 31, 2007 rates for variable rate debt.

(2)
Purchase obligations primarily consist of contracts and non-cancelable purchase orders for raw materials and finished goods.

(3)
Obligations related to the other long-term liabilities consist of payments for certain non-U.S. pension plans.

        Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at December 31, 2007, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority. Therefore, $7.2 million of unrecognized tax benefits classified in "Postretirement and other liabilities" in the accompanying consolidated balance sheet as of December 31, 2007, have been excluded from the contractual obligations table above. See Note 7, Income Taxes in the Notes to Consolidated Financial Statements for a discussion on income taxes.

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

  Revenue Recognition

        In accordance with Staff Accounting Bulletin No. 104, "Revenue Recognition," we recognize revenue from product sales when earned, net of applicable provisions for discounts, return and allowances. Criteria for recognition of revenue are whether title and risk of loss have passed to the customer, persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed or determinable and collectability is reasonably assured. We also provide for our estimate of potential bad debt at the time of revenue recognition.

  Allowances for Doubtful Accounts and Sales Returns

        Trade receivables are recorded at the stated amount, less allowances for discounts, doubtful accounts and returns. The allowance for doubtful accounts represents estimated uncollectible receivables associated with potential customer defaults on contractual obligations, usually due to customers' potential insolvency. The allowance includes amounts for certain customers where a risk of default has been specifically identified. In addition, the allowance includes a provision for customer defaults on a general formula basis when it is determined the risk of some default is probable and estimable, but cannot yet be associated with specific customers. The assessment of the likelihood of customer defaults is based on various factors, including the length of time the receivables are past due, historical experience and existing economic conditions.

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

  Property, Plant and Equipment

        Property, plant and equipment are carried at cost. Depreciation is provided, principally on a straight-line basis, over the estimated useful lives of the assets. Gains or losses resulting from dispositions are included in income. Betterments and renewals, which improve and extend the life of an asset, are capitalized; maintenance and repair costs are expensed. Purchased computer software is capitalized and amortized over the software's useful life. Estimated useful lives of the related assets are as follows:

Buildings	40 to 50 years
Leasehold improvements	Lesser of lease term or 10 years
Machinery, equipment and furniture	3 to 10 years

  Long-Lived Assets

        In accordance with Statement of Financial Accounting Standards No. 144 (SFAS 144), "Accounting for the Impairment or Disposal of Long-lived Assets," a long-lived asset (including amortizable identifiable intangibles) or asset group is tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. When such events occur, we compare the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group to the carrying amount of a long-lived asset or asset group. The cash flows are based on our best estimate at the time of future cash flow, derived from the most recent business projections. If this comparison indicates that there is an impairment, the amount of the impairment is calculated using a quoted market price, or if unavailable, using discounted expected future cash flows. The discount rate applied to these cash flows is based on our weighted average cost of capital, computed by selecting market rates at the valuation dates for debt and equity that are reflective of the risks associated with an investment in the Company's industry as estimated by using comparable publicly traded companies.

  Indefinite-Lived Intangibles

        In accordance with Statement of Financial Accounting Standards No. 142 (SFAS 142), "Goodwill and Other Intangible Assets," indefinite-lived intangibles are tested for impairment on an annual basis and written down when impaired. An interim impairment test is required if an event occurs or conditions change that would more likely than not reduce the fair value below the carrying value.

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

        The discount rate assumptions used to determine the post-retirement obligations of the U.S. pension plan at December 31, 2007, 2006 and 2005 were based on the Hewitt Yield Curve or HYC, which was designed by Hewitt Associates to provide a means for plan sponsors to value the liabilities of their post-retirement benefit plans. The HYC is a hypothetical double-A yield curve represented by a series of annualized individual discount rates. Each bond issue underlying the HYC is required to have a rating of Aa or better by Moody's Investor Service, Inc. or a rating of AA or better by Standard & Poor's. Prior to using the HYC rates, the discount rate assumptions for the pension and post-retirement expenses in 2005 was based on investment yields available on AA rated long-term corporate bonds.

        The discount rate assumptions used to determine the postretirement obligations of the international pension plans at December 31, 2007 reflect the rates at which we believe the benefit obligations could be effectively settled.

        The expected long-term rate of return on plan assets reflects management's expectations of long-term average rates of return on funds invested based on our investment profile to provide for benefits included in the projected benefit obligations. The expected return is based on the outlook for inflation, fixed income returns and equity returns, while also considering historical returns over the last 10 years, and asset allocation and investment strategy.

        Pension expenses were $10.2 million, $9.7 million and $8.2 million, respectively, in the years ended December 31, 2007, 2006 and 2005. Post-retirement expenses (income) were $0.5 million, $0.4 million and $(0.2) million, respectively, in the years ended December 31, 2007, 2006 and 2005. In 2008, we expect pension expense of approximately $2.9 million and post-retirement expense of approximately $0.3 million. Effective January 1, 2007 we modified the U.S. pension plan to include the former U.S.-based GBC employees as participants. A 25-basis point change (0.25%) in our discount rate assumption would lead to an increase or decrease in our pension expense of approximately $2.3 million for 2008. A 25-basis point change (0.25%) in our long-term rate of return assumption would lead to an increase or decrease in pension expense of approximately $1.2 million for 2008.

  Customer Program Costs

        Customer programs and incentives are a common practice in the office products industry. We incur customer program costs to obtain favorable product placement, to promote sell-through of products and to maintain competitive pricing. Customer program costs and incentives, including rebates, promotional funds and volume allowances, are accounted for as a reduction to gross sales. These costs are recorded at the time of sale based on management's best estimates. Estimates are based on individual customer contracts and projected sales to the customer in comparison to any thresholds indicated by contract. In the absence of a signed contract, estimates are based on historical or projected experience for each program type or customer. Management periodically reviews accruals for these rebates and allowances, and adjusts accruals when circumstances indicate (typically as a result of a change in sales volume expectations or customer contracts).

  Income Taxes

        In accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," deferred tax liabilities or assets are established for temporary differences between financial and tax reporting bases and are subsequently adjusted to reflect changes in tax rates expected to be in effect when the temporary differences reverse. A valuation allowance is recorded to reduce deferred tax assets to an amount that is more likely than not to be realized.

        The amount of income taxes that we pay is subject to ongoing audits by federal, state and foreign tax authorities. Our estimate of the potential outcome of any uncertain tax position is subject to management's assessment of relevant risks, facts and circumstances existing at that time. We believe that we have adequately provided for reasonably foreseeable outcomes related to these matters.

However, our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are revised or resolved.

  Stock-Based Compensation

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

        We have historically used the Black-Scholes model for estimating the fair value of stock options in providing the pro forma fair value method disclosures pursuant to SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). After a review of alternatives, we decided to continue to use this model for estimating the fair value of stock options as it meets the fair value measurement objective of SFAS No. 123(R).

        We have utilized historical volatility for a pool of peer companies for a period of time that is comparable to the expected life of the option to determine volatility assumptions. The weighted average expected option term reflects the application of the simplified method set out in SAB No. 107. The simplified method defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. SFAS 123(R) requires forfeitures to be estimated at the time of grant in order to calculate the amount of share-based payment awards ultimately expected to vest. The forfeiture rate is based on historical rates.

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

Recent Accounting Pronouncements

        In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" (SFAS 157). The statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 for all financial assets and liabilities and any other assets and liabilities that are recognized or disclosed at fair value on a recurring basis. For nonfinancial assets and liabilities, SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company does not expect the adoption of this Statement to have a material effect on its Consolidated Financial Statements.

        In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" (SFAS 159). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. It also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The Statement does not: (a) affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value; (b) establish requirements for recognizing and measuring dividend income, interest income, or interest expense; or (c) eliminate disclosure requirements included in other accounting standards. The Statement is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company is currently assessing the impact of SFAS 159, however the adoption of this Statement is not expected to have a material effect on the Company's Consolidated Financial Statements.

        In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (revised 2007), "Business Combinations" (SFAS 141(R)), and Statement of Financial Accounting Standards No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51" (SFAS 160).

        SFAS 141(R) significantly changes the accounting for business combinations. Under SFAS 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date at fair value with limited exceptions. SFAS 141(R) further changes the accounting treatment for certain specific items, including:

  •
  Acquisition costs will be generally expensed as incurred;

  •
  Acquired contingent liabilities will be recorded at fair value at the acquisition date. In subsequent periods, those contingent liabilities will be measured at the higher of their acquisition date fair value or the amount determined under the existing guidance for non-acquired contingencies;

  •
  Restructuring costs associated with a business combination will be generally expensed subsequent to the acquisition date; and

  •
  Changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.

        SFAS 141(R) includes a substantial number of new disclosure requirements. SFAS 141(R) applies prospectively to our business combinations for which the acquisition date is on or after January 1, 2009.

        SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this Statement requires the recognition of noncontrolling interests (minority interests) as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to noncontrolling interests will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent's ownership in a subsidiary that does not result in deconsolidation are treated as equity transactions if the parent retains its controlling financial interest. In addition, this Statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest.

        SFAS 160 is effective for our fiscal year, and interim periods within such year, beginning January 1, 2009. Early adoption of both SFAS 141(R) and SFAS 160 is prohibited. The Company is currently assessing the impact of SFAS 141(R) and SFAS 160 on its consolidated financial statements.

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

Foreign Exchange Risk Management

        The Company enters into forward foreign currency and option contracts principally to hedge currency fluctuations in transactions (primarily anticipated inventory purchases and intercompany loans) denominated in foreign currencies, thereby limiting the risk that would otherwise result from changes in exchange rates. The majority of the Company's exposure to local currency movements is in Europe (United Kingdom Pound sterling, Euro and Czech Koruna), Australia and Canada. All of the existing foreign exchange contracts have maturity dates in 2008. Increases and decreases in the fair market values of the forward agreements are expected to be offset by gains/losses in recognized net underlying foreign currency transactions or loans. Selected information related to the Company's foreign exchange contracts as of December 31, 2007 is as follows:

Foreign currency contracts as of December 31, 2007(1)

(dollars in millions, except exchange rate data)	Average Exchange Rate	Notional Amount	Fair Market Value	Gain (Loss)
Sell Euro/Buy USD	1.46	$114.4	$114.1	$(0.3)
Sell GBP/Buy Euro	1.40	49.6	51.2	1.6
Sell CAD/Buy USD	0.99	24.2	24.1	(0.1)
Sell GBP/Buy USD	1.99	23.1	23.1	—
Sell Euro/Buy CHF	1.64	20.2	20.0	(0.2)
Sell CZK/Buy USD	0.06	13.3	13.4	0.1
Sell Euro/Buy CAD	1.43	11.5	11.4	(0.1)
Sell USD/Buy Euro	1.44	9.8	10.0	0.2
Sell AUD/Buy USD	0.89	8.2	8.4	0.2
Sell YEN/Buy USD	0.01	7.5	7.6	0.1
Sell Euro/Buy AUD	0.60	6.1	6.1	—
Other		19.4	19.0	(0.4)

Total		$307.3	$308.4	$1.1

(1)
GBP = United Kingdom pound sterling, AUD = Australian dollar, USD = U.S. dollar, CAD = Canadian dollar, CHF = Swiss franc, CZK = Czech koruna, YEN = Japanese Yen

        Foreign currency contracts are sensitive to changes in exchange rates. At December 31, 2007, a 10% unfavorable exchange rate movement in our portfolio of foreign currency forward contracts would have increased our unrealized losses by $26.3 million. Consistent with the use of these contracts to neutralize the effect of exchange rate fluctuations, such unrealized losses or gains would be offset by corresponding gains or losses, respectively, in the remeasurement of the underlying transactions being hedged. When taken together, these forward contracts and the offsetting underlying commitments do not create material market risk.

        The Company has hedged the net assets of certain of its foreign operations through a cross currency swap. The swap serves as a net investment hedge for accounting purposes. Any increase or decrease in the fair value of the swap is recorded as a component of accumulated other comprehensive income. The net after-tax income related to the net investment hedge instrument recorded in accumulated other comprehensive income totaled $(23.8) million as of December 31, 2007.

Interest Rate Risk Management

        As a result of our funding program for global activities, the Company has various debt obligations upon which interest is paid on the basis of fixed and floating rates. The Company also uses a cross-currency swap to manage its exposure to interest rate and currency movements and to reduce borrowing costs. The table below provides information about our financial instruments that are sensitive to changes in interest rates, including debt obligations and the cross-currency swap. For debt obligations, the table presents significant principal cash flows and related weighted average interest rates by expected maturity dates using interest rates and interest rate spreads in effect as of December 31, 2007 under the Company's credit facilities. For the cross-currency swap, the table presents notional amounts and weighted average interest rates by contractual maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contracts. Average

Company and counterparty rates are based on implied forward rates in the yield curves at the reporting date. Significant interest rate sensitive instruments as of December 31, 2007, are presented below:

Debt Obligations

	Stated Maturity Date
								Fair Value
(in millions)	2008	2009	2010	2011	2012	Thereafter	Total
Long term debt:
Fixed rate (U.S. dollars)	$—	$—	$—	$—	$—	$350.0	$350.0	$312.4
Average fixed interest rate	7.63%	7.63%	7.63%	7.63%	7.63%	7.63%	7.63%
Variable rate (U.S. dollars)	$—	$—	$—	$—	$301.0	$—	$301.0	$288.6
Variable rate (British pounds)	$—	$32.2	$30.9	$—	$—	$—	$63.1	$59.4
Variable rate (Euros)	$—	$28.9	$24.4	$—	$—	$—	$53.3	$50.2
Average variable interest rate(1)	6.96%	6.89%	6.79%	6.79%	6.79%	—%	6.87%
Short term debt(2):
Variable rate (U.S. dollars)	$6.5	$—	$—	$—	$—	$—	$6.5	$6.5
Average variable interest rate(1)	6.5%	—%	—%	—%	—%	—%	6.5%

(1)
Rates presented are as of December 31, 2007. Refer to Note 11, Long-term Debt and Short-term Borrowings in the Notes to Consolidated Financial Statements for a further discussion of interest rates on the Company's debt.

(2)
Short-term debt includes $3.4 million of demand notes with an average interest rate of 6.6%. The Company intends to continue to borrow under these notes.

Interest Rate Derivatives

	Stated Maturity Date
													Fair Value
(in millions)	2008		2009		2010	2011		2012		Thereafter		Total
Cross-currency swap:
Company obligation		€—		€—	€152.2		€—		€—		€—	€152.2	$223.9
Counterparty obligation	$	(—)	$	(—)	$(185.0)	$	(—)	$	(—)	$	(—)	$(185.0)	$(185.0)
Average Company pay rate		4.6%		4.4%	4.5%		NA		NA		NA
Average counterparty pay rate		4.0%		3.5%	4.0%		NA		NA		NA

        Refer to Note 2, Significant Accounting Policies and Note 12, Financial Instruments in the Notes to Consolidated Financial Statements for additional disclosures about the Company's foreign exchange and financial instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of ACCO Brands Corporation

        In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of ACCO Brands Corporation and its subsidiaries ("the Company") at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 8. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our audits (which were integrated audits in 2007 and 2006). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        As discussed in Notes 3, 4 and 7 to the consolidated financial statements, the Company changed the manner in which it accounts for stock-based compensation as of January 1, 2006, the manner in which it accounts for pension and other postretirement plans as of December 31, 2006, and the manner in which it accounts for uncertain tax positions as of January 1, 2007.

        As discussed in Note 1 to the consolidated financial statements, in 2005 the Company changed its reporting to remove the one month lag in reporting for certain foreign subsidiaries.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois
February 29, 2008

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        Management of ACCO Brands Corporation and its subsidiaries is responsible for establishing and maintaining adequate internal controls over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company's internal control over financial reporting is designed and effected by the Company's board of directors, management and other personnel to provide reasonable assurance regarding the reliability of the Company's financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        As required by Section 404 of the Sarbanes-Oxley Act of 2002, management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

        Based on our assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2007.

        The effectiveness of the Company's internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report that appears herein.

/s/ DAVID D. CAMPBELL David D. Campbell Chairman of the Board and Chief Executive Officer (principal executive officer) February 29, 2008	/s/ NEAL V. FENWICK Neal V. Fenwick Executive Vice President and Chief Financial Officer (principal financial officer) February 29, 2008

ACCO Brands Corporation and Subsidiaries

Consolidated Balance Sheets

(in millions of dollars, except share data)	December 31, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$42.3	$50.0
Accounts receivable less allowances for discounts, doubtful accounts and returns; $32.1 and $28.7 for 2007 and 2006, respectively	415.3	427.4
Inventories, net	299.4	277.6
Deferred income taxes	35.1	37.2
Other current assets	29.8	30.0

Total current assets	821.9	822.2
Property, plant and equipment, net	238.3	217.2
Deferred income taxes	91.9	79.2
Goodwill	415.2	438.3
Identifiable intangibles, net of accumulated amortization of $91.7 and $80.0 for 2007 and 2006, respectively	229.8	233.6
Prepaid pension	37.1	8.7
Other assets	64.3	50.4

Total assets	$1,898.5	$1,849.6

Liabilities and Stockholders' Equity
Current liabilities:
Notes payable to banks	$6.4	$4.7
Current portion of long-term debt	0.4	0.1
Accounts payable	202.6	189.2
Accrued compensation	32.8	36.5
Accrued customer program liabilities	118.2	121.9
Other current liabilities	137.8	143.7

Total current liabilities	498.2	496.1
Long-term debt	768.5	800.3
Deferred income taxes	103.4	99.7
Postretirement and other liabilities	90.1	69.5

Total liabilities	1,460.2	1,465.6

Commitments and Contingencies—Note 15
Stockholders' equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 54,147,897 and 53,815,985 shares issued and 54,100,711 and 53,771,521 outstanding at December 31, 2007 and 2006, respectively	0.6	0.6
Treasury stock, 47,186 and 44,464 shares at December 31, 2007 and 2006, respectively	(1.1)	(1.1)
Paid-in capital	1,388.9	1,374.6
Accumulated other comprehensive loss	(9.2)	(50.1)
Accumulated deficit	(940.9)	(940.0)

Total stockholders' equity	438.3	384.0

Total liabilities and stockholders' equity	$1,898.5	$1,849.6

See notes to consolidated financial statements.

ACCO Brands Corporation and Subsidiaries

Consolidated Statements of Operations

	Year Ended December 31,
(in millions of dollars, except per share data)	2007	2006	2005
Net sales	$1,938.9	$1,951.0	$1,487.5

Cost of products sold	1,348.6	1,382.8	1,048.0
Advertising, selling, general and administrative expenses	448.9	448.1	307.0
Amortization of intangibles	10.4	11.1	4.9
Restructuring and asset impairment charges	23.4	44.1	2.9
Goodwill impairment	35.1	—	—-

Operating income	72.5	64.9	124.7
Interest expense, net	64.1	61.1	28.8
Other income, net	(7.2)	(3.8)	—

Income before income taxes, minority interest and cumulative effect of change in accounting principle	15.6	7.6	95.9
Income taxes	15.9	0.2	39.5
Minority interest, net of tax	0.6	0.2	0.2

Income (loss) before cumulative effect of change in accounting principle	(0.9)	7.2	56.2
Cumulative effect of change in accounting principle, net of tax	—	—	3.3

Net income (loss)	$(0.9)	$7.2	$59.5

Basic earnings (loss) per common share:
Income (loss) before change in accounting principle	$(0.02)	$0.13	$1.35
Change in accounting principle	—	—	0.08

Net income (loss)	$(0.02)	$0.13	$1.43

Diluted earnings (loss) per common share:
Income (loss) before change in accounting principle	$(0.02)	$0.13	$1.32
Change in accounting principle	—	—	0.08

Net income (loss)	$(0.02)	$0.13	$1.40

Weighted average number of shares outstanding:
Basic	54.0	53.4	41.5
Diluted	54.0	54.3	42.4

See notes to consolidated financial statements.

ACCO Brands Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31,
(in millions of dollars)	2007	2006	2005
Operating activities
Net income (loss)	$(0.9)	$7.2	$59.5
Restructuring, impairment and other non-cash charges	1.3	20.1	0.4
(Gain) loss on sale of assets	1.2	(0.2)	(1.7)
Depreciation	34.1	39.9	32.0
Non-cash charge for goodwill impairment	35.1	—	—
Amortization of debt issuance costs	4.4	4.8	1.6
Amortization of intangibles	10.4	11.1	4.9
Stock based compensation	11.4	18.6	0.7
Deferred income tax provision (benefit)	(13.3)	(20.9)	15.3
Changes in balance sheet items:
Accounts receivable	21.9	23.7	6.1
Inventories	(15.6)	(10.0)	7.1
Other assets	2.7	2.0	9.8
Accounts payable	8.9	29.2	(9.0)
Accrued expenses and other liabilities	(27.3)	(2.9)	(40.7)
Accrued taxes	12.4	0.3	(18.4)
Other operating activities, net	(5.5)	(2.0)	(2.3)

Net cash provided by operating activities	81.2	120.9	65.3
Investing activities
Additions to property, plant and equipment	(59.1)	(33.1)	(34.5)
Proceeds from the disposition of assets	3.9	9.6	2.5
Other investing activities	—	2.1	(0.4)

Net cash used by investing activities	(55.2)	(21.4)	(32.4)
Financing activities
Decrease in parent company investment	—	—	(22.9)
Net dividends paid	—	—	(625.0)
Proceeds from long-term borrowings	—	—	950.0
Repayments of long-term debt	(40.5)	(155.1)	(299.5)
Borrowings (repayments) of short-term debt, net	0.8	(2.6)	1.2
Cost of debt issuance	—	(0.3)	(27.5)
Proceeds from the exercise of stock options	4.3	13.0	6.2

Net cash used by financing activities	(35.4)	(145.0)	(17.5)
Effect of foreign exchange rate changes on cash	1.7	4.4	(4.1)

Net (decrease) increase in cash and cash equivalents	(7.7)	(41.1)	11.3
Cash and cash equivalents
Beginning of year	50.0	91.1	79.8

End of period	$42.3	$50.0	$91.1

Significant non-cash transaction:
Common stock issued in connection with the acquisition of GBC	$—	$—	$392.4
Cash paid during the year for:
Interest	$60.3	$64.8	$9.1
Income tax	$17.4	$19.2	$32.4

See notes to consolidated financial statements.

ACCO Brands Corporation and Subsidiaries

Consolidated Statement of Stockholders' Equity and Comprehensive Income

(in millions of dollars)	Common Stock	Parent Company Investment	Paid-in Capital	Unearned Compensation	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Accumulated Deficit	Total	Comprehensive Income
Balance at December 27, 2004	$0.1	$(278.3)	$1,835.1	$—	$15.9	$—	$(1,006.7)	$566.1
Net income	—	—	—	—	—	—	59.5	59.5	59.5
Income on derivative financial instruments	—	—	—	—	3.3	—	—	3.3	3.3
Translation impact	—	—	—	—	(8.2)	—	—	(8.2)	(8.2)

Total comprehensive income									$54.6

Net transfers to Parent	—	(22.6)	—	—	—	—	—	(22.6)
Adjustments due to tax allocation agreement(2)	—	—	3.8	—	—	—	—	3.8
Dividends	—	—	(625.0)	—	—	—	—	(625.0)
Stock issuance—spin-off from Parent(1)	0.3	300.9	(301.2)	—	—	—	—	—
Stock issuance—GBC acquisition	0.1	—	392.3	—	—	—	—	392.4
Impact of assumed GBC stock-based compensation	—	—	31.1	(5.2)	—	—	—	25.9
Stock issuances—stock options and restricted stock units	—	—	7.3	—	—	—	—	7.3
Purchase of treasury stock	—	—	—	—	—	(1.1)	—	(1.1)
Tax benefit related to stock-based compensation	—	—	6.9	—	—	—	—	6.9

Balance at December 31, 2005	$0.5	$—	$1,350.3	$(5.2)	$11.0	$(1.1)	$(947.2)	$408.3
Net income	—	—	—	—	—	—	7.2	7.2	7.2
Loss on derivative financial instruments	—	—	—	—	(2.7)	—	—	(2.7)	(2.7)
Translation impact	—	—	—	—	(4.4)	—	—	(4.4)	(4.4)

Total comprehensive income									$0.1

Adjustment to initially apply FASB Statement No. 158, net of tax	—	—	—	—	(54.0)	—	—	(54.0)
Stock issuances—stock options and restricted stock units	0.1	—	12.9	—	—	—	—	13.0
Adjustment to initially adopt FASB Statement No. 123 (R)	—	—	(5.2)	5.2	—	—	—	—
Stock-based compensation	—	—	18.6	—	—	—	—	18.6
Other	—	—	(2.0)	—	—	—	—	(2.0)

Balance at December 31, 2006	$0.6	$—	$1,374.6	$—	$(50.1)	$(1.1)	$(940.0)	$384.0
Net loss	—	—	—	—	—	—	(0.9)	(0.9)	(0.9)
Loss on derivative financial instruments	—	—	—	—	(2.2)	—	—	(2.2)	(2.2)
Translation impact	—	—	—	—	16.2	—	—	16.2	16.2
Pension and postretirement adjustment, net of tax	—	—	—	—	26.9	—	—	26.9	26.9

Total comprehensive income									$40.0

Stock issuances—stock options and restricted stock units	—	—	4.3	—	—	—	—	4.3
Stock-based compensation	—	—	11.4	—	—	—	—	11.4
Other	—	—	(1.4)	—	—	—	—	(1.4)

Balance at December 31, 2007	$0.6	$—	$1,388.9	$—	$(9.2)	$(1.1)	$(940.9)	$438.3

(1)
Amount represents issue of stock related to spin-off from Fortune Brands, Inc. See Note 1, Basis of Presentation, for additional information.

(2)
Amount represents adjustments related to the Tax Allocation Agreement entered into by Fortune Brands and ACCO Brands in connection with the spin-off and merger transactions. See Note 7, Income Taxes for additional information.

Shares of Capital Stock

	Common Stock	Treasury Stock	Net Shares
Shares at December 27, 2004	53,476	—	53,476

Converted stock at spin-off from Parent(1)	(53,476)	—	(53,476)
Stock issuance—spin-off from Parent(1)	34,969,357	—	34,969,357
Stock issuance—GBC acquisition	17,063,835	—	17,063,835
Stock issuances—stock options and restricted stock units	839,997	(44,464)	795,533

Shares at December 31, 2005	52,873,189	(44,464)	52,828,725
Stock issuances—stock options and restricted stock units	942,796	—	942,796

Shares at December 31, 2006	53,815,985	(44,464)	53,771,521
Stock issuances—stock options and restricted stock units	331,912	(2,722)	329,190

Shares at December 31, 2007	54,147,897	(47,186)	54,100,711

See notes to consolidated financial statements.

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements

1. Basis of Presentation

        The management of ACCO Brands Corporation is responsible for the accuracy and internal consistency of the preparation of the consolidated financial statements and footnotes contained in this annual report.

        ACCO Brands Corporation ("ACCO Brands" or the "Company"), formerly doing business under the name ACCO World Corporation ("ACCO World"), supplies branded office products to the office products resale industry. On August 16, 2005, Fortune Brands, Inc. ("Fortune Brands" or the "Parent"), then the majority stockholder of ACCO World, completed its spin-off of the Company by means of the pro rata distribution (the "Distribution") of all outstanding shares of ACCO Brands held by Fortune Brands to its stockholders. In the Distribution, each Fortune Brands stockholder received one share of ACCO Brands common stock for every 4.255 shares of Fortune Brands common stock held of record as of the close of business on August 9, 2005. Following the Distribution, ACCO Brands became an independent, separately traded, publicly held company. On August 17, 2005, pursuant to an Agreement and Plan of Merger dated as of March 15, 2005, as amended as of August 4, 2005 (the "Merger Agreement"), by and among Fortune Brands, ACCO Brands, Gemini Acquisition Sub, Inc., a wholly-owned subsidiary of the Company ("Acquisition Sub") and General Binding Corporation ("GBC"), Acquisition Sub merged with and into GBC (the "Merger"). Each outstanding share of GBC common stock and GBC Class B common stock was converted into the right to receive one share of ACCO Brands common stock and each outstanding share of Acquisition Sub common stock was converted into one share of GBC common stock. As a result of the Merger, the separate corporate existence of Acquisition Sub ceased and GBC continues as the surviving corporation and a wholly-owned subsidiary of ACCO Brands.

        The consolidated financial statements include the accounts of ACCO Brands Corporation and its domestic and international subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. Our investments in companies which are between 20% to 50% owned are generally accounted for as equity investments. ACCO Brands has equity investments in the following joint ventures: Pelikan-Artline Pty Ltd ("Pelikan-Artline")—50% ownership; and Neschen/GBC Graphic Films ("Neschen")—50% ownership. The Company's share of earnings from equity investments is included on the line entitled "Other income, net" in the consolidated statements of operations. Companies in which our investment exceeds 50% have been consolidated.

        The 2005 financial statements include the allocation of general and administrative expenses and interest expense from Fortune Brands, Inc. up to the date of the Distribution (as further described in Note 2, Significant Accounting Policies—Fortune Brands Allocations.

        The financial statements for the year ended December 31, 2005 include a restatement of results for the cumulative effect of a change in accounting principle related to the removal of a one-month lag in reporting by several of the Company's foreign subsidiaries. The change was made to better align their reporting periods with the Company's fiscal calendar.

        During the third quarter of 2005, the Company changed its financial reporting to a calendar month end, from the previous 27th day of the last month of our annual reporting period. The change was made to better align the reporting calendars of ACCO Brands' companies and the acquired GBC companies. The period change affected the Company's ACCO North American businesses and contributed four additional days to the annual period ended December 31, 2005. The financial statements for the annual period ended December 31, 2005 include the estimated benefit of additional

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

1. Basis of Presentation (Continued)

net sales, operating income, and net income of $10.8 million, $1.5 million, and $1.0 million, respectively.

        On January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. As a result of the implementation of FIN 48, the Company did not recognize an increase or decrease in the liability for unrecognized tax benefits.

        Effective January 1, 2007, the Company realigned and reclassified certain businesses, resulting in a change in the Company's reportable segments. Prior year amounts included herein have been restated to conform to the current year presentation.

2. Significant Accounting Policies

Nature of Business

        ACCO Brands is primarily involved in the manufacturing, marketing and distribution of office products—including paper fastening, document management, computer accessories, time management, presentation and other office products—selling primarily to large resellers. The Company's subsidiaries operate principally in the United States, the United Kingdom, Australia and Canada.

        As discussed more fully in the "Goodwill and Identifiable Intangible Assets" note, during the fourth quarter of 2007 there were events and circumstances that constituted impairment indicators at the Commercial Laminating Solutions business. According to Statement of Financial Accounting Standards No. 144 (SFAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets" and Statement of Financial Accounting Standards No. 142 (SFAS 142), "Goodwill and Other Intangible Assets", the Company determined that its tangible and intangible assets at its Commercial Laminating Solutions business were not impaired. However, the Company determined that the goodwill at the Commercial Laminating Solutions business was impaired and accordingly recorded a $35.1 million pretax and after-tax goodwill impairment charge in the fourth quarter of 2007.

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

Allowances for Doubtful Accounts, Discounts and Returns

        Trade receivables are stated net of discounts, allowances for doubtful accounts and allowance for returns. The allowance for doubtful accounts represents estimated uncollectible receivables associated

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

2. Significant Accounting Policies (Continued)

with potential customer non-payment on contractual obligations, usually due to customers' potential insolvency. The allowances include amounts for certain customers where a risk of non-payment has been specifically identified. In addition, the allowances include a provision for customer non-payment on a general formula basis when it is determined the risk of some non-payment is probable and estimable, but cannot yet be associated with specific customers. The assessment of the likelihood of customer non-payment is based on various factors, including the length of time the receivables are past due, historical experience and existing economic conditions.

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

Property, Plant and Equipment

        Property, plant and equipment are carried at cost. Depreciation is provided, principally on a straight-line basis, over the estimated useful lives of the assets. Gains or losses resulting from dispositions are included in operating income. Betterments and renewals that improve and extend the life of an asset are capitalized; maintenance and repair costs are expensed. Purchased computer software is capitalized and amortized over the software's useful life. The following table shows estimated useful lives of property, plant and equipment:

Buildings	40 to 50 years
Leasehold improvements	Lesser of lease term or 10 years
Machinery, equipment and furniture	3 to 10 years

Long-Lived Assets

        In accordance with Statement of Financial Accounting Standards No. 144 (SFAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets," a long-lived asset (including amortizable identifiable intangibles) or asset group is tested for recoverability wherever events or changes in circumstances indicate that its carrying amounts may not be recoverable. When such events occur, the Company compares the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group to the carrying amount of a long-lived asset or asset group. If this comparison indicates that there is an impairment, the amount of the impairment is typically calculated using discounted expected future cash flows. The discount rate applied to these cash flows is based on the Company's weighted average cost of capital, computed by selecting market rates

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

2. Significant Accounting Policies (Continued)

at the valuation dates for debt and equity that are reflective of the risks associated with an investment in the Company's industry as estimated by using comparable publicly traded companies.

Indefinite-Lived Intangibles

        Intangible assets are comprised primarily of indefinite-lived intangible assets acquired prior to the spin-off described in Note 1, Basis of Presentation, and purchased intangible assets arising from the application of purchase accounting to the merger with GBC described in Note 5, Acquisition and Merger. Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142) requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. Indefinite-lived intangible assets are not amortized, but are required to be evaluated annually to determine whether the indefinite useful life is appropriate. In accordance with SFAS 142, indefinite-lived intangibles are tested for impairment on an annual basis and written down where impaired, rather than amortized as previous standards required. Certain of the Company's trade names have been assigned an indefinite life as it was deemed that these trade names are currently anticipated to contribute cash flows to the Company indefinitely.

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

Goodwill

        Goodwill has been recorded on the Company's balance sheet related to the merger with GBC (described in Note 1, Basis of Presentation and Note 5, Acquisition and Merger) and represents the excess of the cost of the acquisition when compared to the fair value of the net assets acquired on August 17, 2005 (the acquisition date). The company tests goodwill for impairment at least annually and on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. Recoverability of goodwill is evaluated using a two-step process. The first step involves a comparison of the fair value of a reporting unit with its carrying value. If the carrying value of the reporting unit exceeds its fair value, the second step of the process involves a comparison of the implied fair value and the carrying value of the goodwill of that reporting unit. If the carrying value of the goodwill of a reporting unit exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess. Similar to the review for impairment of other long-lived assets, the resulting fair value determination is significantly impacted by estimates of future prices for the Company's products, capital needs, economic trends and other factors.

Employee Benefit Plans

        The Company and its subsidiaries provide a range of benefits to their employees and retired employees, including pension, postretirement, post-employment and health care benefits. The Company records annual amounts relating to these plans based on calculations, which include various actuarial

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

2. Significant Accounting Policies (Continued)

assumptions, including discount rates, assumed rates of return on plan assets, compensation increases, turnover rates and health care cost trend rates. The Company reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when it is deemed appropriate to do so. The effect of the modifications are generally recorded and amortized over future periods.

Income Taxes

        Deferred tax liabilities or assets are established for temporary differences between financial and tax reporting bases and are subsequently adjusted to reflect changes in tax rates expected to be in effect when the temporary differences reverse. A valuation allowance is recorded to reduce deferred tax assets to an amount that is more likely than not to be realized.

        The amount of income taxes that we pay is subject to ongoing audits by federal, state and foreign tax authorities. Our estimate of the potential outcome of any uncertain tax position is subject to management's assessment of relevant risks, facts and circumstances existing at that time. We believe that we have adequately provided for our best estimate of the expected outcomes related to these matters. However, our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are revised or resolved.

Fortune Brands Allocations

        Certain services were provided to ACCO Brands by Fortune Brands prior to the spin-off. Expenses historically recorded or incurred at the Fortune Brands parent company level that related to or were incurred on behalf of ACCO Brands had been identified and allocated or "pushed down," as appropriate, to the financial results of ACCO Brands for periods presented through August 16, 2005. Allocations for expenses used the most relevant basis and, when not directly incurred, utilized net sales, segment assets or headcount in relation to the rest of Fortune Brands' business segments to determine a reasonable allocation. Total expenses other than interest allocated to ACCO Brands was $1.3 million in 2005.

        Interest expense associated with Fortune Brands outstanding debt had been allocated to ACCO Brands based upon average net assets of ACCO Brands as a percentage of average net assets plus average consolidated debt not attributable to other operations of Fortune Brands. ACCO Brands believes this method of allocating interest expense produced reasonable results because average net assets is a significant factor in determining the amount of the former parent company borrowings. Total interest expense allocated to ACCO Brands was $5.4 million in 2005.

Revenue Recognition

        In accordance with Staff Accounting Bulletin No. 104, "Revenue Recognition," we recognize revenue from product sales when earned, net of applicable provisions for discounts, return and allowances. Criteria for recognition of revenue are whether title and risk of loss have passed to the customer, persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed or determinable and collectability is reasonably assured. We also provide for our estimate of potential bad debt at the time of revenue recognition.

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

2. Significant Accounting Policies (Continued)

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

        In addition, "accrued customer programs" principally include, but are not limited to, sales volume rebates, promotional allowances, shared media and customer catalog allowances and other cooperative advertising arrangements, and freight allowances as discussed above.

Shipping and Handling

        The Company reflects all amounts billed to customers for shipping and handling in net sales and the costs incurred from shipping and handling product (including costs to ship and move product from the seller's place of business to the buyer's place of business, as well as costs to store, move and prepare products for shipment) in cost of products sold.

Warranty Reserves

        The Company offers its customers various warranty terms based on the type of product that is sold. Estimated future obligations related to products sold under these warranty terms are provided by charges to operations in the period in which the related revenue is recognized.

Advertising Costs

        Advertising costs amounted to $149.8 million, $109.1 million and $94.9 million for the years ended December 31, 2007, 2006 and 2005, respectively. These costs include, but are not limited to, cooperative advertising and promotional allowances as described in "Customer Program Costs" above, and are principally expensed as incurred.

        The Company capitalizes certain direct-response advertising costs which are primarily from catalogs and reminder mailings sent to customers. Such costs are generally amortized in proportion to when related revenues are recognized, usually no longer than three months. In addition, direct response advertising includes mailings to acquire new customers, and this cost is amortized over the periods that benefits are realized. Direct response advertising amortization of $7.5 million, $8.3 million and $7.3 million was recorded in the years ended December 31, 2007, 2006 and 2005, respectively, and is included in the above amounts. At December 31, 2007 and 2006 there were $1.7 million and $1.2 million, respectively, of unamortized direct response advertising costs included in other current assets.

Research and Development

        Research and development expenses, which amounted to $28.6 million, $19.1 million and $16.8 million for the years ended December 31, 2007, 2006 and 2005, respectively, are classified as general and administrative expenses and are charged to expense as incurred.

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

2. Significant Accounting Policies (Continued)

Stock-Based Compensation

        Our primary types of share-based compensation consist of stock options, restricted stock unit awards, and performance stock unit awards.

        In 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004) ("SFAS 123(R)) using the modified prospective method. SFAS 123(R) requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based upon the grant date fair value of those awards. Under the modified prospective method of adopting SFAS 123(R), the Company recognized compensation cost for all share-based payments granted after January 1, 2006, plus any awards granted to employees prior to January 1, 2006 that remained unvested at that time. Under this method of adoption no restatement of prior periods was made. The incremental effect of adopting SFAS 123 (R) for the year ended December 31, 2006 was an additional pre-tax expense of $10.9 million, lower net income of $6.9 million, and an incremental reduction in diluted earnings per share of $0.13. The adoption did not have a significant impact on cash flows from operations during the 2006 period.

        Prior to 2006, the Company recognized the cost of employee services received in exchange for equity instruments in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations. APB 25 required the use of the intrinsic value method, which measures compensation expense as the excess, if any, of the quoted market price of the stock at date of grant over the amount an employee must pay to acquire the stock. Accordingly, no compensation expense was recognized for the stock option plans at the date of grant, but compensation expense was recognized for restricted stock unit awards.

        During the year ended December 31, 2005, had the cost of employee services received in exchange for equity instruments been recognized based on the grant date fair value of those instruments in accordance with the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been impacted as shown in the following table.

(In millions of dollars, except share data)	Year Ended December 31, 2005
Net income—as reported	$59.5
Add: Stock-based employee compensation included in reported net income, net of tax	0.7
Deduct: Total stock based employee compensation determined under the fair-value based method for all awards, net of tax	(4.0)

Pro forma net income	$56.2

Net earnings per share—as reported—basic	$1.43
Pro forma net earnings per share—basic	$1.35
Net earnings per share—as reported—diluted	$1.40
Pro forma net earnings per share—diluted	$1.33

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

2. Significant Accounting Policies (Continued)

Foreign Currency Translation

        Foreign currency balance sheet accounts are translated into U.S. dollars at the rates of exchange at the balance sheet date. Income and expenses are translated at the average rates of exchange in effect during the period. The related translation adjustments are made directly to a separate component of the Accumulated Other Comprehensive Income (Loss) caption in stockholder's equity. Some transactions are made in currencies different from an entity's functional currency. Gain and losses on these foreign currency transactions are included in income as they occur.

Derivative Financial Instruments

        The Company records all derivative instruments in accordance with Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities" and its amendments and interpretations. These statements require recognition of all derivatives as either assets or liabilities on the balance sheet and the measurement of those instruments at fair value. If the derivative is designated as a fair value hedge and is effective, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings in the same period. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

        Certain forecasted transactions, assets and liabilities are exposed to foreign currency risk. The Company continually monitors its foreign currency exposures in order to maximize the overall effectiveness of its foreign currency hedge positions. Principal currencies hedged include the U.S. dollar, Euro and Pound sterling.

Recent Accounting Pronouncements

        In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" (SFAS 157). The statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 for all financial assets and liabilities and any other assets and liabilities that are recognized or disclosed at fair value on a recurring basis. For nonfinancial assets and liabilities, SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company does not expect the adoption of this Statement to have a material effect on its Consolidated Financial Statements.

        In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" (SFAS 159). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. It also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The Statement does not: (a) affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value; (b) establish requirements for recognizing and measuring dividend income, interest income, or interest expense; or (c) eliminate disclosure requirements included in other accounting standards. The Statement is effective

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

2. Significant Accounting Policies (Continued)

as of the beginning of the first fiscal year that begins after November 15, 2007. The Company is currently assessing the potential impact of SFAS 159, however the Company does not expect the adoption of this Statement to have a material effect on its Consolidated Financial Statements.

        In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (revised 2007), "Business Combinations" (SFAS 141(R)), and Statement of Financial Accounting Standards No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51" (SFAS 160).

        SFAS 141(R) significantly changes the accounting for business combinations. Under SFAS 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date at fair value with limited exceptions. SFAS 141(R) further changes the accounting treatment for certain specific items, including:

  •
  Acquisition costs will be generally expensed as incurred;

  •
  Acquired contingent liabilities will be recorded at fair value at the acquisition date. In subsequent periods, those contingent liabilities will be measured at the higher of their acquisition date fair value or the amount determined under the existing guidance for non-acquired contingencies;

  •
  Restructuring costs associated with a business combination will be generally expensed subsequent to the acquisition date; and

  •
  Changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.

        SFAS 141(R) includes a substantial number of new disclosure requirements. SFAS 141(R) applies prospectively to our business combinations for which the acquisition date is on or after January 1, 2009.

        SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this Statement requires the recognition of noncontrolling interests (minority interests) as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to noncontrolling interests will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent's ownership in a subsidiary that does not result in deconsolidation are treated as equity transactions if the parent retains its controlling financial interest. In addition, this Statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. The Company is currently assessing the potential impact of SFAS 160, however the Company does not expect the adoption of this Statement to have a material effect on its Consolidated Financial Statements.

Recently Adopted Accounting Principles

        In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132(R))" (SFAS 158).

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

2. Significant Accounting Policies (Continued)

SFAS 158 requires companies to (a) fully recognize, as an asset or liability, the overfunded or underfunded status of defined pension and other postretirement benefit plans; (b) recognize changes in the funded status through other comprehensive income in the year in which the changes occur; (c) measure the funded status of defined pension and other postretirement benefit plans as of the date of the company's fiscal year end; and (d) provide enhanced disclosures. The funded status recognition and certain disclosure provisions of SFAS 158 were effective as of our fiscal year ending December 31, 2006. The adoption of SFAS 158 resulted in the following impacts: a reduction of $77.8 million in prepaid pension costs, an increase in current liabilities of $1.8 million, a reduction of $1.0 million in accrued pension and postretirement liabilities, and a charge of $78.6 million ($54.0 million after-tax) to accumulated other comprehensive loss.

        The measurement date provisions of SFAS 158 will be effective for fiscal years ending after December 15, 2008. Our international plans currently have a September 30th measurement date. This standard will require us to change, in 2008, that measurement date to December 31st. The adoption of the measurement provisions of SFAS 158 is not expected to have a material effect on the Company's consolidated financial statements. See Note 4, "Pension and Other Retiree Benefits."

        In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes". FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. We adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no increase or decrease in the liability for unrecognized tax benefits. For a further discussion on FIN 48 see Note 7, "Income Taxes."

3. Stock-Based Compensation

Fortune Brands Stock-Based Plans

        As a subsidiary of Fortune Brands, the Company had no employee stock award plan; however, certain employees of the Company had been granted stock options and performance awards under the incentive plans of the Parent, including the 1999 and 2003 Long-Term Incentive Plans ("Fortune Brands Plans"). The 1999 and 2003 Long-Term Incentive Plans authorized the granting to key employees of the Parent and its subsidiaries, including the Company, of incentive and nonqualified stock options, stock appreciation rights, restricted stock, performance awards and other stock-based awards, any of which may have been granted alone or in combination with other types of awards or dividend equivalents. Grants under the 2003 Long-Term Incentive Plan could have been made on or before December 31, 2008 for up to 12 million shares of common stock. Under each plan, no more than two million shares could have been granted to any one individual.

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

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

3. Stock-Based Compensation (Continued)

three-year vesting period, and were generally paid in stock but could be paid in cash if individual stock ownership guidelines were met.

        Changes during the years ended December 31, 2007, 2006 and 2005 in shares under options related to the Fortune Brands Plans for ACCO Brands employees were as follows:

	Options	Weighted- Average Exercise Price
Outstanding at December 27, 2004	1,559,741	51.15
Granted	15,800	49.49
Exercised	(251,330)	39.04
Converted to ACCO Brands options(1)	(707,210)	64.42
Lapsed	(31,188)	66.99
Spin-off adjustment(2)	29,870	—

Outstanding at December 31, 2005	615,683	37.52
Exercised	(44,054)	43.37

Outstanding at December 31, 2006	571,629	37.07
Exercised	(110,349)	32.24

Outstanding at December 31, 2007	461,280	38.22

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

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

3. Stock-Based Compensation (Continued)

        Options exercisable at the end of each of the three years ended December 31, 2007, 2006 and 2005 related to the Fortune Brands Plans were as follows:

	Options Exercisable	Weighted-Average Exercise Price
2007	461,280	38.22
2006	571,629	37.07
2005	615,683	37.52

        At December 31, 2007, performance awards under the Fortune Brands Plan were outstanding; pursuant to which up to 1,516 shares may be issued in 2008 depending on the extent to which certain specified performance objectives are met. Shares issued pursuant to performance awards during 2007, 2006 and 2005 were 5,066, 8,312 and 8,256, respectively. The costs of those performance awards were expensed over the performance period.

ACCO Brands Stock-Based Plans

        As part of becoming a separate public company after the spin-off, the Company established two stock-based compensation plans (the "ACCO Plans"). These plans, which include the Company's 2005 Long Term Incentive Plan (the "LTIP"), are separate from the plans previously administered by the Parent. Stock options from the Parent plan that were not vested as of the spin-off date were converted to options to acquire ACCO Brands stock under the Company's 2005 Assumed Option and Restricted Stock Unit Plan (the "Assumed Plan"). The number of options outstanding and the strike price of these options were converted based on the conversion ratio from the spin-off, such that the intrinsic value of the options was the same before and after the spin-off. As a result, 707,210 unvested options with a weighted average strike price of $64.42 under the Parent plans were converted to 2,819,952 unvested options with a weighted average strike price of $16.16 under the Assumed Plan. The terms and conditions related to these options, other than the numbers and strike prices as described above, did not change in any material manner from those under which they were originally awarded. These terms and conditions are generally described in Fortune Brands Stock-Based Plans. No additional grants of options or other awards may be made under the Assumed Plan. Vested options from the Parent plans were not converted to options to acquire ACCO Brands stock.

        Included in the ACCO Plans is Sub-Plan A of the Assumed Plan ("Sub-Plan A"). As part of the acquisition and merger with GBC, options and restricted stock units held by former GBC employees were converted to similar instruments in ACCO Brands stock on a one-for-one basis at the time of the merger. Restricted stock units that had been previously awarded to GBC employees that did not convert to the right to receive common stock of the Company upon completion of the merger in accordance with the terms of such awards were converted to similar ACCO Brands restricted stock units on a one-for-one basis. The converted options and restricted stock units are now subject to the terms of Sub-Plan A. Options under Sub-Plan A had exercise prices equal to fair market values at dates of grant. Options generally were not exercisable prior to one year or more than ten years from the date of grant. Options issued since February, 2001 generally vested one-fourth each year over a four-year period, subject, generally, to acceleration of vesting upon a change-in-control. The options converted upon the merger that remain subject to Sub-Plan A generally accelerated and vested upon completion of the merger. Restricted stock units that converted to restricted stock units under Sub-Plan A vest three years from the date of their original grant. No additional awards may be made under

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

3. Stock-Based Compensation (Continued)

Sub-Plan A. The fair value of these instruments was included as part of the purchase price of GBC, and a portion of the intrinsic value of the unvested options and restricted stock units was recorded as deferred compensation. This deferred compensation expense was recognized according to the remaining vesting period of the instruments prior to the Company's adoption of Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment," as discussed below.

        At the Company's May 25, 2006 Annual Meeting of Stockholders, a shareholder vote approved an Amended and Restated ACCO Brands Corporation 2005 Incentive Plan ("Restated LTIP"). The terms of the Restated LTIP increased the number of shares of the Company's common stock reserved for issuance in respect of stock based awards to its key employees and non-employee directors from 4,200,000 to 4,578,000.

        On January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment" (SFAS 123(R)) using the modified prospective method. SFAS 123(R) requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based upon the grant-date fair value of those awards. Under the modified prospective method of adopting SFAS 123(R), the Company recognized compensation cost for all stock-based awards granted after January 1, 2006, plus any awards granted to employees prior to January 1, 2006 that remain unvested at that time. Under this method of adoption, no restatement of prior periods was made. As a result of adopting this standard the remaining amount of unearned compensation was reclassified to paid-in-capital.

        Prior to January 1, 2006, the Company recognized the cost of employee services received in exchange for equity awards in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock options. APB 25 required the use of the intrinsic value method, which measures compensation expense as the excess, if any, of the quoted market price of the stock at date of grant over the amount an employee must pay to acquire the stock. Accordingly, no compensation expense was recognized for stock option awards at the date of grant, but compensation expense was recognized for restricted stock unit ("RSU") awards.

        The following table summarizes the impact of all stock-based compensation on the Company's consolidated financial statements for the years ended December 31, 2007 and 2006 (under SFAS 123(R)).

(in millions of dollars, except earnings per share)	2007	2006
Advertising, selling, general and administrative expense	$11.4	$18.6
Income from continuing operations before income taxes	$11.4	$18.6
Income tax expense	$4.4	$6.9
Net income	$7.0	$11.7
Diluted earnings per share	$0.13	$0.22

        There was no capitalization of stock based compensation expense. The incremental effects of adopting SFAS 123(R) for the year ended December 31, 2006 was additional pre-tax expense of $10.9 million, lower net income of $6.9 million and an incremental reduction in earnings per share of $0.13.

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

3. Stock-Based Compensation (Continued)

  Stock Options

        The exercise price of each stock option equals or exceeds the market price of the Company's stock on the date of grant. Options can generally be exercised over a maximum term of up to 10 years. The vesting period of stock options outstanding as of December 31, 2007 generally vest ratably over three years. For options granted to retirement eligible employees (age 55 with at least 5 years of service) the value of the stock option is recognized immediately on the date of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model using the weighted average assumptions as outlined in the following table:

	Year Ended December 31,
	2007	2006	2005
Weighted average expected lives	4.5 years	4.5 years	4.5 years
Weighted average risk-free interest rate	4.4%	3.5%	3.4%
Weighted average expected volatility	32.6%	35.0%	35.0%
Expected dividend yield	0.0%	0.0%	0.0%
Weighted average grant date fair value	$7.46	$8.05	$7.84

        The Company has utilized historical volatility for a pool of peer companies for a period of time that is comparable to the expected life of the option to determine volatility assumptions. The risk-free interest rate assumption is based upon the average daily closing rates during the quarter for U.S. treasury notes that have a life which approximates the expected life of the option. The dividend yield assumption is based on the Company's expectation of dividend payouts. The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding. These expected life assumptions are established annually through the review of historical employee exercise behavior of option grants with similar vesting periods. Management is not able to estimate the probability of actual results differing from expected results, but believes our assumptions are appropriate, based upon the requirements of SFAS No. 123(R), the guidance included in SAB No. 107, and our historical and expected future experience.

        A summary of the changes in stock options outstanding under the Company's option plans during the year ended December 31, 2007 is presented below:

	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2006	4,612,292	$18.25
Granted	304,750	$21.52
Exercised	(295,221)	$14.40
Lapsed	(112,120)	$21.75

Outstanding at December 31, 2007	4,509,701	$18.63	5.7 years	$3.6 million
Exercisable shares at December 31, 2007	3,548,994	$17.92	5.8 years	$3.3 million
Options vested or expected to vest	4,403,726	$18.56	5.7 years	$3.6 million

        The Company received cash of $4.3 million, $13.0 million and $6.2 million from the exercise of stock options for the years ended December 31, 2007, 2006 and 2005, respectively. The aggregate intrinsic values of the options exercised during the years ended December 31, 2007 and 2006, totaled

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

3. Stock-Based Compensation (Continued)

$2.7 million and $9.5 million, respectively and the fair value of options vested was $9.4 million and $14.5 million, respectively. Because the Company's stock-based compensation prior to its spin-off from Fortune brands related to Fortune Brands shares, and because all converted options were revalued as of the date of the Company's spin-off, information prior to the Company's adoption of SFAS 123(R) on January 1, 2006 related to the intrinsic value of options exercised and the fair value of options vested is not presented. As of December 31, 2007, the Company had $3.9 million of total unrecognized compensation expense related to stock option plans that will be recognized over a weighted average period of 0.7 years.

  Stock Unit Awards

        There were 25,600 GBC restricted stock units outstanding as of December 31, 2007, which had previously been granted in 2005 which were converted to ACCO Brands restricted stock units ("RSUs") in connection with the merger. These awards will vest in February, 2008. The Restated LTIP provides for stock based awards in the form of RSUs, performance stock units ("PSUs"), incentive and non-qualified stock options, and stock appreciation rights, any of which may be granted alone or with other types of awards and dividend equivalents. RSUs vest over a pre-determined period of time, generally three to four years from the date of grant. PSUs also vest over a pre-determined period of time, presently three years, but are further subject to the achievement of certain business performance criteria in future periods. Based upon the level of achieved performance, the number of shares actually awarded can vary from 0% to 150% of the original grant. Beginning in 2007, the value of the PSU's granted to retirement eligible employees is either recognized immediately upon the date of grant or through the date at which the employee reaches retirement eligibility.

        There were an additional 278,500 RSUs outstanding at December 31, 2007 that were granted in 2005, 10,000 that were granted in 2006 and 314,314 that were granted in 2007. All outstanding RSUs as of December 31, 2007 vest within three to four years of the date of grant. Also outstanding at December 31, 2007 were 330,500 and 8,500 PSUs granted in 2005 and 2006 respectively, and 268,250 that were granted in 2007. All outstanding PSUs as of December 31, 2007 vest at the end of their respective performance periods subject to achievement of the performance targets associated with such awards. Upon vesting, all of these awards will be converted into the right to receive one share of common stock of the Company for each unit that vests. The cost of these awards is determined using the fair value of the shares on the date of grant, and compensation expense is recognized over the period during which the employees provide the requisite service to the Company. In connection with the PSU's, the Company is accruing compensation expense based on the estimated number of shares expected to be issued based on the most current information available to the company. A summary of

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

3. Stock-Based Compensation (Continued)

the changes in the stock unit awards outstanding under the Company's equity compensation plans during 2007 is presented below:

	Stock Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)
Unvested at December 31, 2006	753,815	$22.12	1.8
Granted	619,837	$21.85	2.5
Vested	(60,098)	$19.71	—
Forfeited	(77,892)	$22.40	—

Unvested at December 31, 2007	1,235,662	$22.08	1.7

Exercisable at December 31, 2007(1)	35,613	$22.61	—

(1)
Exercisable shares represent fully vested but unissued Board of Director RSUs.

        Stock unit awards of 60,098 vested during 2007. As of December 31, 2007, the Company had $8.4 million of total unrecognized compensation expense related to stock unit awards, which will be recognized over the weighted average period of 1.2 years. The Company will satisfy the requirement for delivering the common shares for stock-based plans by issuing new shares.

4. Pension and Other Retiree Benefits

        The Company has a number of pension plans, principally in the United States and the United Kingdom. The plans provide for payment of retirement benefits, mainly commencing between the ages of 60 and 65, and also for payment of certain disability and severance benefits. After meeting certain qualifications, an employee acquires a vested right to future benefits. The benefits payable under the plans are generally determined on the basis of an employee's length of service and earnings. Cash contributions to the plans are made as necessary to ensure legal funding requirements are satisfied.

        The Company provides postretirement health care and life insurance benefits to certain employees and retirees in the United States and certain employee groups outside of the United States. These benefit plans have been frozen to new participants. Many employees and retirees outside of the United States are covered by government health care programs.

        The Company adopted SFAS 158 effective December 31, 2006. SFAS 158 requires companies to (a) fully recognize, as an asset or liability, the overfunded or underfunded status of defined pension and other postretirement benefit plans; (b) recognize changes in the funded status through other comprehensive income in the year in which the changes occur; (c) measure the funded status of defined pension and other postretirement benefit plans as of the date of the company's fiscal year end; and (d) provide enhanced disclosures. The adoption of SFAS 158 resulted in the following impacts: a reduction of $77.8 million in prepaid pension costs, an increase in current liabilities of $1.8 million, a reduction of $1.0 million in accrued pension and postretirement liabilities, and a charge of $78.6 million ($54.0 million after-tax) to accumulated other comprehensive loss.

        The measurement date provisions of SFAS 158 will be effective for fiscal years ending after December 15, 2008. Our international plans currently have a September 30th measurement date. This standard will require us to change, in 2008, that measurement date to December 31st. The adoption of

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

4. Pension and Other Retiree Benefits (Continued)

the measurement provisions of SFAS 158 is not expected to have a material effect on the Company's consolidated financial statements.

        During the third quarter of 2007, the Company experienced a pension curtailment as a significant number of U.S. employees were involuntarily terminated in connection with the Company's restructuring initiatives. As of the date of curtailment, the Company remeasured its pension plan expense and pension plan obligation. The impact of the curtailment resulted in a curtailment gain of $0.3 million. The remeasurement resulted in a reduction of full year 2007 pension expense of approximately $1.9 million. This decrease was due to a number of factors, including an increase in the discount rate for the U.S. plan, updated demographic assumptions, particularly updated withdrawal experience and actual asset gains realized in the first part of 2007.

	Pension Benefits				Postretirement
	U.S.		International
(in millions of dollars)	2007	2006	2007	2006	2007	2006
Change in projected benefit obligation (PBO)
Projected benefit obligation at beginning of year	$146.8	$139.2	$300.4	$237.0	$18.0	$17.1
Service cost	7.4	6.3	5.7	4.8	0.3	0.3
Interest cost	8.6	7.9	15.5	12.8	1.0	0.9
Actuarial (gain) loss	(16.1)	0.4	(14.8)	14.4	(1.7)	0.5
Participants' contributions	—	—	1.8	1.6	0.2	0.2
Foreign exchange rate changes	—	—	7.5	35.8	0.1	0.9
Benefits paid	(7.2)	(7.0)	(13.5)	(10.8)	(1.2)	(1.0)
Curtailment gain	(0.3)	—	—	—	—	—
Other items	—	—	0.1	4.8	—	(0.9)

Projected benefit obligation at end of year	139.2	146.8	302.7	300.4	16.7	18.0

Change in plan assets
Fair value of plan assets at beginning of year	141.9	131.9	295.9	231.0	—	—
Actual return on plan assets	7.7	16.9	23.4	27.6	—	—
Employer contributions	0.2	0.1	6.0	13.5	1.0	0.8
Participants' contributions	—	—	1.8	1.6	0.2	0.2
Foreign exchange rate changes	—	—	6.4	33.0	—	—
Benefits paid	(7.2)	(7.0)	(13.5)	(10.8)	(1.2)	(1.0)

Fair value of plan assets at end of year	142.6	141.9	320.0	295.9	—	—

Funded status (Fair value of plan assets less PBO)	$3.4	$(4.9)	$17.3	$(4.5)	$(16.7)	$(18.0)

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

4. Pension and Other Retiree Benefits (Continued)

        Amounts recognized in the Consolidated Balance Sheet consist of:

	Pension Benefits				Postretirement
	U.S.		International
(in millions of dollars)	2007	2006	2007	2006	2007	2006
Prepaid pension benefit	$6.2	$—	$30.9	$8.7	$—	$—
Other current liabilities	0.1	0.1	0.6	0.5	1.2	1.2
Accrued benefit liability	2.7	4.8	13.0	12.7	15.5	16.8
Components of Accumulated Other Comprehensive Income, net of tax:
Unrecognized prior service cost (benefit)	(0.2)	(0.3)	1.0	1.3	(0.1)	(0.1)
Unrecognized actuarial (gain) loss	9.0	17.6	20.8	38.2	(3.4)	(2.7)

        Of the amounts included within accumulated other comprehensive income, the Company expects to recognize the following pre-tax amounts as components of net periodic benefit cost during 2008:

	December 31, 2007
	Pension Benefits
(in millions of dollars)	U.S.	International	Postretirement
Prior service cost (benefit)	$(0.1)	$0.2	$—
Actuarial (gain) loss	—	0.5	(0.7)

	$(0.1)	$0.7	$(0.7)

        The accumulated benefit obligation for all defined benefit pension plans was $411.6 million and $415.6 million at December 31, 2007 and 2006, respectively.

        The following table sets out information for pension plans with an accumulated benefit obligation in excess of plan assets:

	U.S.		International
(in millions of dollars)	2007	2006	2007	2006
Projected benefit obligation	$2.8	$3.3	$10.2	$45.8
Accumulated benefit obligation	2.2	2.4	9.9	44.7
Fair value of plan assets	—	—	—	32.6

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

4. Pension and Other Retiree Benefits (Continued)

        The following table sets out the components of net periodic benefit cost:

	Pension Benefits						Postretirement
	U.S.			International
(in millions of dollars)	2007	2006	2005	2007	2006	2005	2007	2006	2005
Service cost	$7.4	$6.3	$4.8	$5.7	$4.8	$3.6	$0.3	$0.3	$0.2
Interest cost	8.6	7.9	7.7	15.5	12.8	11.9	1.0	0.9	0.7
Expected return on plan assets	(11.4)	(11.1)	(11.9)	(19.9)	(16.2)	(14.0)	—	—	—
Amortization of prior service cost (credit)	(0.1)	(0.1)	(0.1)	0.5	1.3	1.4	—	—	—
Amortization of net loss (gain)	0.8	1.4	0.5	3.1	2.6	4.3	(0.8)	(0.8)	(1.1)

Net periodic benefit cost (income)	$5.3	$4.4	$1.0	$4.9	$5.3	$7.2	$0.5	$0.4	$(0.2)

        Other changes in plan assets and benefit obligations that were recognized in other comprehensive income during the year ended December 31, 2007:

	Pension Benefits		Postretirement
	U.S.	International
(in millions of dollars)	2007	2007	2007
Current year actuarial gain	$(12.4)	$(22.2)	$(1.7)
Amortization of actuarial (gain) loss	(0.8)	(3.1)	0.8
Current year prior service cost	—	0.1	—
Amortization of prior service cost/(credit)	0.1	(0.5)	—
Curtailment gain	(0.3)	—	—
Exchange rate adjustment	—	1.0	(0.1)

Total recognized in other comprehensive income	$(13.4)	$(24.7)	$(1.0)

Total recognized in net periodic benefit cost and other comprehensive income	$(8.1)	$(19.8)	$(0.5)

Assumptions

        Weighted average assumptions used to determine benefit obligations for years ended December 31, 2007, 2006 and 2005 were:

	Pension Benefits						Postretirement
	U.S.			International
	2007	2006	2005	2007	2006	2005	2007	2006	2005
Discount rate	6.6%	5.9%	5.8%	5.8%	4.9%	4.9%	6.3%	5.4%	5.5%
Rate of compensation increase	4.0%	4.0%	4.0%	4.4%	4.0%	3.7%	—	—	—

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

4. Pensions and Other Retiree Benefits (Continued)

        Weighted average assumptions used to determine net cost for years ended December 31, 2007, 2006 and 2005 were:

	Pension Benefits						Postretirement
	U.S.			International
	2007	2006	2005	2007	2006	2005	2007	2006	2005
Discount rate	5.9%	5.8%	6.0%	4.9%	4.9%	4.9%	5.6%	5.4%	5.3%
Expected long-term rate of return	8.4%	8.4%	8.8%	6.7%	6.7%	6.7%	—	—	—
Rate of compensation increase	4.0%	4.0%	4.0%	4.1%	3.8%	3.8%	—	—	—

        Weighted average health care cost trend rates used to determine benefit obligations and net cost at December 31, 2007, 2006 and 2005 were:

	Postretirement Benefits
	2007	2006	2005
Health care cost trend rate assumed for next year	9%	9%	10%
Rate that the cost trend rate is assumed to decline (the ultimate trend rate)	5%	5%	5%
Year that the rate reaches the ultimate trend rate	2020	2017	2016

        Assumed health care cost trend rates may have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

(in millions of dollars)	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on total of service and interest cost	$0.1	$(0.1)
Effect on postretirement benefit obligation	1.2	(1.0)

Plan Assets

        The Company's pension plan weighted average asset allocations at December 31, 2007 and 2006 were as follows:

	Pension Plan Assets
	2007	2006
Asset category
Cash	0%	1%
Equity securities	59	59
Fixed income	36	31
Real estate	5	9

Total	100%	100%

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

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

4. Pensions and Other Retiree Benefits (Continued)

Cash Contributions

        The Company expects to contribute $5.6 million to its pension plans in 2008.

        The Company sponsors a number of defined contribution plans. Contributions are determined under various formulas. Costs related to such plans amounted to $7.2 million, $5.9 million and $5.3 million in 2007, 2006 and 2005, respectively.

        The following table presents estimated future benefit payments for the next ten fiscal years:

(in millions of dollars)	Pension Benefits	Postretirement Benefits
2008	$19.0	$1.2
2009	$19.3	$1.3
2010	$20.2	$1.4
2011	$21.3	$1.5
2012	$22.9	$1.5
Years 2013 - 2017	$133.8	$6.9

5. Acquisition and Merger

        On August 17, 2005, as described in Note 1, Basis of Presentation, ACCO Brands acquired 100% of the outstanding common stock of GBC. The results of GBC's operations have been included in ACCO Brands' consolidated financial statements since the merger date. The GBC companies are engaged in the design, manufacture and distribution of office equipment, related supplies and laminating equipment and films. The combination of ACCO Brands and GBC created a world leader in the supply of branded office products (excluding furniture, computers, printers and bulk paper) to the office products resale industry. The Company expects its larger scale and combined operations to result in the realization of operating synergies. The consolidated statements of income reflect the results of operations of GBC since the effective date of the purchase.

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

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

5. Acquisition and Merger (Continued)

final. The following table presents the allocation of purchase price to the fair values of the assets acquired and liabilities assumed at the date of the acquisition.

At August 17, 2005
(In millions of dollars)
Shares issued	$392.4
Stock options assumed	31.1
Acquisition costs	16.8
Cash acquired	(18.1)

Net purchase price	$422.2
Less: Assets acquired
Accounts receivable	$135.3
Inventory	108.6
Current and non-current deferred tax assets	41.8
Other current assets	5.9
Fixed assets	85.4
Identifiable intangible assets	129.0
Other assets	37.5

543.5
Plus: Liabilities assumed
Accounts payable and accrued liabilities	$171.2
Debt and accrued interest	299.6
Non-current deferred tax liabilities	45.0
Other liabilities	35.0

550.8

Goodwill	$429.5

        Of the $129.0 million of purchase price assigned to intangible assets, $38.2 million was assigned to customer relationships with remaining amortizable lives of approximately 13.5 years, amortizing on an accelerated basis, and $10.5 million was assigned to developed technology with a life of approximately 8.5 years. The remaining $80.3 million was assigned to intangible trade names, of which $62.8 million was assigned an indefinite life and $17.5 million was assigned to trade names with a life of 23 years. The finite life assigned to a portion of the acquired trade names was determined based on consideration of the product categories, competitive position, and other factors associated with the Company's expected use of the trade names. The excess of purchase price over the fair value of net assets of $429.5 million as of the acquisition date has been allocated to goodwill and reflects the benefit the Company expects to realize from expanding its scale in the office products market, and from expected operating cost synergies. The Company has completed the allocation of goodwill to its operating segments. The results of that allocation are included in Note 6, Goodwill and Identifiable Intangibles.

        The following table provides unaudited pro forma results of operations for 2005 as if the acquisition had occurred on the first day of the Company's fiscal year of 2005. The pro forma amounts

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

5. Acquisition and Merger (Continued)

are not necessarily indicative of the results that would have occurred if the acquisition had been completed at that time.

Year Ended
(in millions of dollars, except per share data)	December 31, 2005
(Unaudited)
Revenues	$1,937.0
Net income before change in accounting principle	33.8
Change in accounting principle, net of tax	3.3

Net income	$37.1

Basic earnings per share, before change in accounting principle	$0.65
Diluted earnings per share, before change in accounting principle	$0.63
Basic earnings per share, net income	$0.71
Diluted earnings per share, net income	$0.70
Basic weighted average shares	52.3
Diluted weighted average shares	53.3

        The pro forma amounts are based on the historical results of operations, and are adjusted for depreciation and amortization of finite-lived intangibles and property, plant and equipment, and other charges related to acquisition accounting which will continue beyond the first full year of acquisition. These pro forma results of operations for the year ended December 31, 2005 reflect the actual purchase accounting step-up in inventory cost of $5.4 million.

        Included in the determination of goodwill are accruals for certain estimated costs, including those related to the closure of GBC facilities, the termination of GBC lease agreements and to GBC employee-related severance arrangements. The amount provided for these costs as of the date of acquisition was $31.2 million. The following tables provide a reconciliation of the activity by cost category since the acquisition date.

        Reconciliation of the Company's integration reserve activity as of December 31, 2007:

(in millions of dollars)	Balance at December 31, 2006	Additions and Adjustments to Reserve	Cash Expenditures	Non-cash Write-offs/ Currency Change	Balance at December 31, 2007
Employee termination costs	$7.7	$(1.8)	$(4.8)	$0.1	$1.2
Termination of lease agreements	8.2	(1.2)	(2.0)	0.2	5.2
Other	1.7	(0.3)	(0.5)	0.2	1.1

	$17.6	$(3.3)	$(7.3)	$0.5	$7.5

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

5. Acquisition and Merger (Continued)

        Reconciliation of the Company's integration reserve activity as of December 31, 2006:

(in millions of dollars)	Balance at December 31, 2005	Additions and Adjustments to Reserve	Cash Expenditures	Non-cash Write-offs/ Currency Change	Balance at December 31, 2006
Employee termination costs	$9.4	$5.6	$(7.5)	$0.2	$7.7
Termination of lease agreements	6.5	2.1	(0.7)	0.3	8.2
Other	3.1	(0.1)	(0.5)	(0.8)	1.7

	$19.0	$7.6	$(8.7)	$(0.3)	$17.6

        Reconciliation of the Company's integration reserve activity as of December 31, 2005:

(in millions of dollars)	Balance at Acquisition, August 17, 2005	Cash Expenditures	Balance at December 31, 2005
Employee termination costs	$15.8	$(6.4)	$9.4
Termination of lease agreements	6.5	—	6.5
Other	4.3	(1.2)	3.1

	$26.6	$(7.6)	$19.0

6. Goodwill and Identifiable Intangible Assets

        The Company had goodwill of $415.2 million and $438.3 million at December 31, 2007 and 2006, respectively. The decrease in goodwill during 2007 was principally due to the $35.1 million goodwill impairment charge at the Commercial Laminating Solutions business (as more fully described below) partially offset by the increase in value due to currency translation.

        The gross carrying value and accumulated amortization by class of identifiable intangible assets as of December 31, 2007 and December 31, 2006 are as follows:

	As of December 31, 2007			As of December 31, 2006
(in millions of dollars)	Gross Carrying Amounts	Accumulated Amortization	Net Book Value	Gross Carrying Amounts	Accumulated Amortization	Net Book Value
Indefinite-lived intangible assets:
Trade names	$196.9	$(44.5) (1)	$152.4	$192.3	$(44.5) (1)	$147.8
Amortizable intangible assets:
Trade names	70.9	(27.2)	43.7	69.8	(23.9)	45.9
Customer and contractual relationships	41.5	(16.5)	25.0	39.4	(9.7)	29.7
Patents/proprietary technology	12.2	(3.5)	8.7	12.1	(1.9)	10.2

Subtotal	124.6	(47.2)	77.4	121.3	(35.5)	85.8

Total identifiable intangibles	$321.5	$(91.7)	$229.8	$313.6	$(80.0)	$233.6

(1)
Accumulated amortization prior to the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets."

        The Company's intangible amortization was $10.4 million, $11.1 million and $4.9 million for the years ended December 31, 2007, 2006 and 2005, respectively. Estimated amortization for 2008 is $9.0 million, and is expected to decline by approximately $1.0 million for each of the 5 years following.

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

6. Goodwill and Identifiable Intangible Assets (Continued)

        As more fully described in Note 2, Significant Accounting Policies, the Company must complete an annual assessment of the carrying value of its goodwill and indefinite-lived intangible assets. The Company performed this assessment during the second quarter of 2007 and concluded that no impairment existed.

        During the fourth quarter of 2007, based on events and underlying trends in its Commercial Laminating Solutions business, the Company determined that this business was unlikely to generate the necessary cash flows to support the recorded value of goodwill on the balance sheet. Throughout 2007, the laminating business experienced a reduction in profitability as a result of increased competition from lower-cost importers of high-speed laminating films, increased raw material costs and adverse mix. By the fourth quarter of 2007, the results did not improve. As a result of these events and circumstances, management believed that more likely than not the fair value of the reporting unit's goodwill had been reduced below its carrying value. Accordingly, management performed an evaluation of the reporting unit's tangible and intangible assets for purposes of determining its fair value at December 31, 2007.

        We determined the fair value of our Commercial Laminating Solutions business by utilizing a discounted cash flow methodology. The analysis indicated that the carrying amount of this reporting unit exceeded its fair value. Accordingly, under SFAS No. 142, we were required to perform the second step of the impairment test. This entailed adjusting the assets and liabilities of the laminating business to its fair market value as of December 31, 2007, for purposes of comparing the implied fair value of the reporting unit's goodwill to the carrying amount of such goodwill. The implied fair value of goodwill is determined in the same manner as would occur in a purchase transaction, treating the fair value of the reporting unit as the equivalent of the purchase price and deducting from that amount, the fair value of the net assets assigned to the reporting unit. Upon completion of this assessment, during the fourth quarter of 2007 the Company recorded a non-cash goodwill impairment charge of $35.1 million pretax and after-tax to reduce the carrying value of its goodwill in this reporting unit to its implied fair value of $60.1 million. The Company's evaluation utilized assumptions and projections management believes to be reasonable and supportable and that reflect management's best estimate of projected future cash flows.

        As discussed in Note 13, Information on Business Segments, as of January 1, 2007, the Company realigned and reclassified certain businesses and began reporting under this new structure in the first quarter of 2007. The December 31, 2006 goodwill balances presented below have been reallocated to the new reportable business segments to reflect this new structure. The goodwill balances by business segment as of December 31, 2007 and December 31, 2006 are as follows:

(in millions of dollars)	Balance at December 31, 2006	Goodwill Impairment	Translation and Other	Balance at December 31, 2007
Reportable Segment
Office Products Group	$204.4	$—	$6.8	$211.2
Document Finishing Group	133.7	—	3.3	137.0
Computer Products Group	6.9	—	(0.1)	6.8
Commercial Laminating Solutions Group	93.3	(35.1)	2.0	60.2

Total	$438.3	$(35.1)	$12.0	$415.2

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

7. Income Taxes

        The components of income before income taxes, minority interest and change in accounting principle are as follows:

(in millions of dollars)	2007	2006	2005
Domestic operations	$(41.8)	$(21.1)	$37.0
Foreign operations	57.4	28.7	58.9

Total	$15.6	$7.6	$95.9

        A reconciliation of income taxes at the 35% federal statutory income tax rate to income taxes as reported is as follows:

(in millions of dollars)	2007	2006	2005
Income tax expense computed at U.S. statutory income tax rate	$5.5	$2.7	$33.6
Settlement of prior year returns	—	(6.3)	—
State, local and other income taxes, net of federal tax benefit	(0.2)	(0.5)	1.8
U.S. effect of foreign dividends and earnings	(0.9)	(0.5)	4.5
Impairment of non-deductible goodwill	12.3	—	—
Foreign income taxed at lower effective tax rate	(8.4)	(5.3)	(4.5)
Increase of valuation allowance	7.0	10.1	—
Change in prior year tax estimates	0.6	(0.5)	—
Miscellaneous	—	0.5	4.1

Income taxes as reported	$15.9	$0.2	$39.5

        The higher than-expected tax rate for 2007 was principally due to the impairment charge of $35.1 million which is not tax deductible. Included in 2006 is a $6.3 million benefit relating to the settlement of the prior year's tax return and the settlement with the Company's former parent under the Tax Allocation Agreement. Additionally, the Company recorded a $1.4 million benefit related to the reversal of deferred taxes on undistributed foreign earnings as a result of a change in repatriation assumptions and lower effective foreign tax rates, which provided an additional benefit of $3.4 million. These benefits were partially offset by an increase in the company's valuation allowance for foreign tax net operating loss carry forwards.

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

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

7. Income Taxes (Continued)

        The components of the income tax expense are as follows:

(in millions of dollars)	2007	2006	2005
Current expense (benefit)
Federal	$1.3	$—	$19.4
Foreign	27.5	21.9	3.5
Other	0.4	(0.8)	1.3

Total current income tax expense	29.2	21.1	24.2

Deferred expense (benefit)
Federal and other	(3.5)	(19.0)	11.5
Foreign	(9.8)	(1.9)	3.8

Total income tax expense	$15.9	$0.2	$39.5

        The components of deferred tax assets (liabilities) are as follows:

(in millions of dollars)	2007	2006
Deferred tax assets
Compensation and benefits	$18.5	$17.3
Pension	—	6.2
Currency swap	14.8	6.7
Inventory valuation related	7.3	5.8
Other reserves	3.1	4.7
Restructuring	3.7	6.3
Accounts receivable	9.1	7.7
Goodwill with tax basis	—	2.4
Capital loss carryforwards	10.9	—
Foreign tax credit carryforwards	30.2	19.0
Net operating loss carryforwards	77.5	73.2
Miscellaneous	6.0	12.9

Gross deferred income tax assets	181.1	162.2
Valuation allowance	(54.1)	(45.8)

Net deferred tax assets	127.0	116.4
Deferred tax liabilities
Depreciation	(12.6)	(8.1)
Identifiable intangibles	(83.4)	(84.3)
Miscellaneous	(7.8)	(7.3)

Gross deferred tax liabilities	(103.8)	(99.7)

Net deferred tax assets	$23.2	$16.7

        Deferred income taxes are not provided on certain undistributed earnings of foreign subsidiaries that are expected to be permanently reinvested in those companies, aggregating approximately $328.5 million at December 31, 2007 and $300.8 million at December 31, 2006.

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

7. Income Taxes (Continued)

        At December 31, 2007, $217.8 million of net operating loss carryforwards and $31.3 million of capital loss carryforwards are available to reduce future taxable income of domestic and international companies. These loss carryforwards expire in the years 2010 through 2027 or have an unlimited carryover period. A valuation allowance has been provided for a portion of the foreign and state net operating loss carryforwards and other deferred tax assets in those jurisdictions where the Company has determined that it is more likely than not that the deferred tax assets will not be realized.

        As part of the spin-off and merger transactions, ACCO Brands entered into tax allocation agreements with Fortune and with Lane Industries, Inc. ("Lane"). ACCO World was formerly included in certain tax returns of Fortune, and GBC was formerly included in certain tax returns of Lane. Under the agreement, Fortune assumes all U.S. federal income tax liabilities for periods prior to the spin-off except for the taxes to be shown on the 2005 U.S. income tax returns for the pre-spin-off period. The agreement with Fortune also limits the Company's tax liabilities for periods prior to the spin-off for state, local and foreign income tax audit assessments to an aggregate net amount of $1 million. Under the agreement with Lane, ACCO Brands is liable for the U.S. federal income taxes associated with pre-merger tax years of General Binding Corporation and subsidiaries.

        On January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." As a result of the implementation of FIN 48, the Company recognized no increase or decrease in the liability for unrecognized tax benefits. The amount of unrecognized tax benefits as of January 1, 2007 was $6.6 million, of which $4.5 million would affect the Company's effective tax rate, if recognized.

        The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income taxes in its results of operations. As of January 1, 2007, the Company had no net amount accrued for interest and penalties. As of December 31, 2007, the Company had no net amount accrued for interest and penalties.

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in millions of dollars)
Balance at January 1, 2007	$6.6
Additions for tax positions of prior years	2.5
Settlements	(1.9)

Balance at December 31, 2007	$7.2

        As of December 31, 2007 the amount of unrecognized tax benefits increased to $7.2 million, of which $5.7 million would affect the Company's effective tax rate, if recognized. The Company expects the amount of unrecognized tax benefits to change within the next twelve months but these changes are not expected to have a significant impact on the Company's results of operations or financial position.

        None of the positions included in the unrecognized tax benefit relates to tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

8. Inventories

        Inventories are stated at the lower of cost or market value. The components of inventories were as follows:

	December 31,
(in millions of dollars)	2007	2006
Raw materials	$32.9	$37.0
Work in process	10.3	10.8
Finished goods	256.2	229.8

Total inventories	$299.4	$277.6

9. Property, Plant and Equipment

        Property, plant and equipment, net consisted of:

	December 31,
(in millions of dollars)	2007	2006
Land and improvements	$20.8	$20.7
Buildings and improvements to leaseholds	125.3	128.4
Machinery and equipment	397.6	395.6
Construction in progress	46.2	17.7

	589.9	562.4
Less: accumulated depreciation	(351.6)	(345.2)

Net property, plant and equipment(1)	$238.3	$217.2

(1)
Net property, plant and equipment as of December 31, 2007 and 2006 contained $23.4 million and $17.1 million of computer software assets, which are classified within machinery and equipment.

10. Restructuring and Restructuring-Related Charges

        In March of 2005, the Company announced its plan to merge with GBC and took certain restructuring actions in preparation for the merger. Subsequent to the merger, significant restructuring actions have been initiated, which have resulted in the closure or consolidation of facilities that are engaged in manufacturing and distributing the Company's products, primarily in North America and Europe. The Company recorded restructuring and asset impairment charges of $23.4 million (pre-tax) in the year 2007 related to these actions. Additional charges are expected to be incurred throughout 2008 as the Company continues to define and implement the specific phases of its strategic and business integration plans.

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

10. Restructuring and Restructuring-Related Charges (Continued)

        A summary of the activity in the restructuring accounts and a reconciliation of the liability for, and as of, the year ended December 31, 2007 is as follows:

(in millions of dollars)	Balance at December 31, 2006	Total Provision	Cash Expenditures	Non-cash Items/ Currency Change	Balance at December 31, 2007
Rationalization of operations
Employee termination costs	$18.0	$21.2	$(19.9)	$0.9	$20.2
Termination of lease agreements	4.5	1.9	(3.5)	(0.1)	2.8
Other	—	—	—	—	—

Sub-total	22.5	23.1	(23.4)	0.8	23.0
Asset impairments(1)	—	0.3	—	(0.3)	—
Net loss on disposal of assets resulting from restructuring activities	0.1	—	—	(0.1)	—

Total rationalization of operations	$22.6	$23.4	$(23.4)	$0.4	$23.0

(1)
Included in the total restructuring provision recognized during the twelve months ended December 31, 2007 is a pre-tax charge of $0.3 million related to the exit of a facility meeting the criteria for recognition as an impaired asset group as defined by SFAS 144, "Impairment or Disposal of Long-Lived Assets." The decision to exit the facility was a part of the restructuring actions undertaken subsequent to the Company's merger with GBC.

        Of the 1,405 positions planned for elimination under restructuring initiatives provided for through December 31, 2007, 995 have been eliminated as of the balance sheet date.

        Management expects the $20.2 million employee termination costs balance to be substantially paid within the next twelve months. Lease costs included in the $2.8 million balance are expected to continue until the last lease terminates in 2013.

        Pursuant to the Company's restructuring actions discussed above, management committed to a plan to close its manufacturing plant based in Nogales, Mexico in late 2007 and transfer operations to more cost effective locations. These actions resulted in the recognition of certain restructuring costs during 2006, including a pre-tax charge of $13.8 million related to the impairment of the facility assets. Management's determination of impairment was based on a comparison of the carrying value of the facility assets and a quoted assessment of market price for facility sale. The impairment charge is reflected within operating income of the Office Products Group segment as reported in Note 13, Information on Business Segments.

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

10. Restructuring and Restructuring-Related Charges (Continued)

        A summary of the activity in the restructuring accounts and a reconciliation of the liability for, and as of, the year ended December 31, 2006 is as follows:

(in millions of dollars)	Balance at December 31, 2005	Total Provision	Cash Expenditures	Non-cash Items/ Currency Change	Balance at December 31, 2006
Rationalization of operations
Employee termination costs	$0.8	$25.5	$(9.1)	$0.8	$18.0
Termination of lease agreements	5.2	1.2	(2.4)	0.5	4.5
Other	—	0.3	(0.3)	—	—

Sub-total	6.0	27.0	(11.8)	1.3	22.5
Asset impairments(2)	—	16.2	—	(16.2)	—
Net loss on disposal of assets resulting from restructuring activities	0.4	0.9	0.3	(1.5)	0.1

Total rationalization of operations	$6.4	$44.1	$(11.5)	$(16.4)	$22.6

(2)
Included in the total restructuring provision recognized during the twelve months ended December 31, 2006 is a pre-tax charge of $16.2 million related to the exit of two facilities meeting the criteria for recognition as an impaired asset group as defined by SFAS 144, "Impairment or Disposal of Long-Lived Assets." The decision to exit these facilities was a part of the restructuring actions undertaken subsequent to the Company's merger with GBC.

        A summary of the activity in the restructuring accounts and a reconciliation of the liability for, and as of, the year ended December 31, 2005 is as follows:

(in millions of dollars)	Balance at December 27, 2004	Acquisition of GBC	Total Provision	Cash Expenditures	Non-cash Items/ Currency Change	Balance at December 31, 2005
Rationalization of operations
Employee termination costs	$0.2	$0.4	$1.1	$(0.9)	$—	$0.8
Termination of lease agreements(3)	2.7	2.4	1.4	(1.0)	(0.3)	5.2
Other	—	—	—	—	—	—

Subtotal	2.9	2.8	2.5	(1.9)	(0.3)	6.0
Net loss on disposal of assets resulting from restructuring activities	—	—	0.4	—	—	0.4

Total rationalization of operations	$2.9	$2.8	$2.9	$(1.9)	$(0.3)	$6.4

(3)
The acquired reserve balance of $2.8 million includes a reserve of $2.4 million related to future lease obligations (net of assumed sub-lease income). The related cash expenditures are expected to continue through to the date of the last lease expiration in the year 2013.

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

10. Restructuring and Restructuring-Related Charges (Continued)

        In association with the Company's restructuring, certain restructuring-related costs were expensed to cost of products sold and advertising, selling, general and administrative expense in the income statement. These charges were principally related to the implementation of the new company footprint, including internal and external project management costs, and to strategic product category exits. These charges totaled $33.5 million, $20.8 million and $1.9 million for the years ended December 31, 2007, 2006 and 2005, respectively. The Company expects to record additional amounts as it continues its restructuring initiatives. In addition, charges reported during the years ended December 31, 2006 and 2005 related to the merger and integration of ACCO Brands and GBC. Non-capitalizable merger and spin-off related expenses, totaled $0.8 million and $12.2 million, respectively, and were classified in advertising, selling, general and administrative expense in the income statement. There were no merger and spin-off related expenses in 2007.

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

        ACCO Brands is the borrower under the U.S. term loan facility and the U.S. dollar revolving credit facility, the United Kingdom subsidiary is the borrower under the sterling term loan facility and the dollar equivalent euro revolving credit facility and the Netherlands subsidiary is the borrower under the euro term loan facility. Borrowings under the facilities are subject to a "pricing grid" which provides for lower interest rates in the event that certain financial ratios improve in future periods.

        As of December 31, 2007, ACCO Brands had approximately $137.2 million of availability under its revolving credit facilities.

        The senior secured credit facilities are guaranteed by substantially all of the domestic subsidiaries of ACCO Brands (the "U.S. guarantors") and secured by substantially all of the assets of the borrowers and each U.S. guarantor.

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Financial Statements (Continued)

11. Long-term Debt and Short-term Borrowings (Continued)

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

        The non-cash impairment charge associated with goodwill recorded in the fourth quarter of 2007 pertaining to the Company's Commercial Laminating Solutions business does not affect the Company's compliance with its lending arrangements as its covenants are not affected by non-cash charges.

        On January 18, 2008, the Company amended its senior secured credit facilities, providing the Company with greater financial flexibility, primarily through changes to certain definitions and provisions of the agreements.

        Each of ACCO Brands' domestic subsidiaries that guarantees obligations under the senior secured credit facilities, also unconditionally guarantees the senior subordinated notes on an unsecured senior subordinated basis.

        The indenture governing the senior subordinated notes contains covenants limiting, among other things, ACCO Brands' ability, and the ability of the ACCO Brands' restricted subsidiaries to, incur additional debt, pay dividends on capital stock or repurchase capital stock, make certain investments, enter into certain types of transactions with affiliates, limit dividends or other payments by our restricted subsidiaries to ACCO Brands, use assets as security in other transactions and sell certain assets or merge with or into other companies.

        As of and for the period ended December 31, 2007, the Company was in compliance with all applicable covenants.

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Financial Statements (Continued)

11. Long-term Debt and Short-term Borrowings (Continued)

        Notes payable and long-term debt consisted of the following at December 31, 2007 and 2006:

	December 31,
(in millions of dollars)	2007	2006
U.S. Dollar Senior Secured Term Loan Credit Facility (weighted-average floating interest rate of 6.79% and 7.12% at December 31, 2007 and 2006, respectively)	$301.0	$316.0
British Pound Senior Secured Term Loan Credit Facility (weighted-average floating interest rate of 8.12% and 7.20% at December 31, 2007 and 2006)	63.1	66.3
Euro Senior Secured Term Loan Credit Facility (weighted-average floating interest rate of 6.51% and 5.61% at December 31, 2007 and 2006)	53.3	67.5
U.S. Dollar Senior Subordinated Notes, due 2015 (fixed interest rate of 7.625%)	350.0	350.0
Other borrowings	7.9	5.3

Total debt	775.3	805.1
Less: current portion	(6.8)	(4.8)

Total long-term debt	$768.5	$800.3

        The scheduled maturities of notes payable and long-term debt for each of the five years subsequent to December 31, 2007 are as follows:

(in millions of dollars)
2008(1)	$6.8
2009	61.4
2010	55.7
2011	0.1
2012	301.1
Subsequent to 2012	350.2

Total	$775.3

  (1)
  Short-term borrowings.

        At December 31, 2007, the Company had $48.4 million of gross availability under bank lines of credit exclusive of its senior secured revolving credit facilities. As of December 31, 2007, $6.5 million of borrowings were drawn under these lines of credit with a weighted-average interest rate of 6.5%.

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

        The Company enters into forward foreign exchange contracts, principally as cash flow hedges, to hedge currency fluctuations in anticipated transactions denominated in foreign currencies, thereby limiting the Company's risk that would otherwise result from changes in exchange rates. Unrealized

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Financial Statements (Continued)

12. Financial Instruments (Continued)

gains and losses on these contracts are deferred in other comprehensive income until the contracts are settled and the underlying hedged transactions are recognized, at which time the deferred gains or losses will be reported as an increase or decrease to earnings. The periods of the forward foreign exchange contracts correspond to the periods of the hedged transactions, and do not extend beyond 2008. Deferred amounts of $5 million of losses are expected to be reclassified into earnings from other comprehensive income during 2008.

        The Company utilizes a cross currency swap to hedge its net investment in Euro based subsidiaries against movements in exchange rates. The five-year cross currency derivative swaps $185 million at 3-month U.S. LIBOR interest rates for €152.2 million at three-month EURIBOR rates plus a credit spread. The Company makes quarterly interest payments on €152.2 million and receives quarterly interest payments on $185.0 million. The swap has served as an effective net investment hedge for accounting purposes. The Company uses the spot rate method for accounting purposes and, accordingly, any increase or decrease in the fair value of the swap is recorded as a component of accumulated other comprehensive income. Any ineffectiveness is recorded in interest expense. The cumulative after-tax loss related to derivative net investment hedge instruments recorded in accumulated other comprehensive income totaled $23.8 million at December 31, 2007.

        On the date in which the Company enters into a derivative, the derivative is designated as a hedge of the identified exposure. The Company measures the effectiveness of its hedging relationships both at hedge inception and on an ongoing basis. During 2007 we had a loss of $0.7 million, classified as interest expense, due to ineffectiveness of the cross currency swap. If we were to experience such gains or losses on forward foreign exchange contracts or the cross currency swap, we would record them as a foreign exchange gain or loss.

        The estimated fair value of the Company's cash and cash equivalents and notes payable to banks approximates the carrying amounts due principally to their short maturities.

        The estimated fair value of the Company's $775.3 million total debt (including the current portion) at December 31, 2007 was approximately $718.5 million. The fair value is determined from quoted market prices, where available, and from investment bankers using current interest rates considering credit ratings and the remaining terms of maturity.

        A significant percentage of the Company's sales are to customers engaged in the office products resale industry. Concentration of credit risk with respect to trade accounts receivable is limited because a large number of geographically diverse customers make up each operating companies' domestic and international customer base, thus spreading the credit risk. Trade receivables from the Company's five largest customers were $174.6 million, $181.2 million and $205.4 million at December 31, 2007, 2006 and 2005, respectively. Also see Note 13, Information on Business Segments—Major Customers.

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Financial Statements (Continued)

13. Information on Business Segments

        As of January 1, 2007, the Company realigned and reclassified certain businesses, resulting in the following changes:

  •
  The Company created a new business segment, the Document Finishing Group, which consists of the following businesses:

  •
  the business comprising its former Other Commercial segment (consisting of the Document Finishing and Day-Timers businesses);

  •
  the Company's document communication business, which was transferred from the Office Products Group; and

  •
  the Company's high-speed and other binding business, which was transferred from the former Industrial Print Finishing Group ("IPFG") business segment.

  •
  In addition, the remaining components of the former IPFG business segment began reporting as the Commercial Laminating Solutions Group business segment to more appropriately reflect the remaining operations.

        The Company's realigned business segments are further described below.

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

        Our office products are manufactured internally or sourced from outside suppliers. The customer base to which our office products are sold is made up of large global and regional resellers of our product. It is through these large resellers that the Company's office products reach the end consumer.

Document Finishing Group

        The Document Finishing Group provides document solutions throughout a document's lifecycle. Primary solutions include Finishing (binding, lamination and punching equipment, binding and lamination supplies, report covers, and custom and stock binders and folders), Archival (report covers), Destruction (shredders) and Services (machine maintenance and repair services). Also included in this business is our Personal Planning Solutions business (personal organization tools, including time management products), primarily under the Day-Timers® brand name.

        Document Finishing products are manufactured both internally and by third-party manufacturing partners. Products are sold directly to high volume end-users, commercial reprographic centers and indirectly to lower volume consumers worldwide.

        Our Day-Timers business which sell products regionally to consumers, utilizing their own manufacturing, customer service and distribution structures and third-party manufacturing partners. Approximately two-thirds of the Day-Timers business is through the direct channel, which markets

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Financial Statements (Continued)

13. Information on Business Segments (Continued)

product through periodic sales catalogs and ships product directly to our end-user customers. The remainder of the business sells to large resellers and commercial dealers.

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

Commercial Laminating Solutions Group

        The Commercial Laminating Solutions Group ("CLSG") targets book publishers, "print-for-pay" and other finishing customers who use our professional grade finishing equipment and supplies. CLSG's primary products include thermal and pressure-sensitive laminating films, mid-range and commercial high-speed laminators and large-format digital print laminators. CLSG's products and services are sold worldwide through direct, dealer and other channels.

        Financial information by reportable segment is set forth below. All prior years information has been restated to reflect the January 1, 2007 changes in business segments.

        Net sales by business segment for the years ended December 31, 2007, 2006 and 2005 are as follows:

(in millions of dollars)	2007	2006	2005
Office Products Group	$942.2	$963.1	$859.6
Document Finishing Group	588.4	586.3	354.8
Computer Products Group	233.6	228.6	208.7
Commercial Laminating Solutions Group	174.7	173.0	64.4

Net sales	$1,938.9	$1,951.0	$1,487.5

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Financial Statements (Continued)

13. Information on Business Segments (Continued)

        Operating income by business segment for the years ended December 31, 2007, 2006 and 2005 are as follows(a):

(in millions of dollars)	2007	2006	2005
Office Products Group	$59.6	$13.8	$64.9
Document Finishing Group	32.3	30.5	37.6
Computer Products Group	46.4	41.5	43.3
Commercial Laminating Solutions Group(b)	(35.7)	12.0	3.4

Subtotal	102.6	97.8	149.2
Corporate	(30.1)	(32.9)	(24.5)

Operating income	72.5	64.9	124.7
Interest expense	64.1	61.1	28.8
Other income	(7.2)	(3.8)	—

Income before taxes, minority interest and change in accounting principle	$15.6	$7.6	$95.9

(a)
Operating income as presented in the segment table above is defined as i) net sales; ii) less cost of products sold; iii) less advertising, selling, general and administrative expenses; iv) less amortization of intangibles; and v) less restructuring charges.

(b)
During the fourth quarter of 2007, the Company recorded a non-cash impairment charge associated with the goodwill at its Commercial Laminating Solutions business. This charge totaled $35.1 million pretax and after-tax. For a further discussion on the impairment charge see Note 6, Goodwill and Identifiable Intangible Assets.

Segment assets:

        The following table presents the measure of segment assets used by the Company's chief operating decision maker (c), as required by Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information."

	December 31,
(in millions of dollars)	2007(c)	2006(c)
Office Products Group	$515.0	$492.4
Document Finishing Group	279.8	280.3
Computer Products Group	111.7	100.4
Commercial Laminating Solutions Group	92.2	84.5

Total segment assets	998.7	957.6
Unallocated assets	897.2	889.0
Corporate	2.6	3.0

Total assets	$1,898.5	$1,849.6

(c)
Represents total assets, excluding: goodwill and identifiable intangibles resulting from business acquisitions, intercompany balances, cash, deferred taxes, prepaid pension assets, prepaid debt issuance costs and joint ventures accounted for on an equity basis.

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Financial Statements (Continued)

13. Information on Business Segments (Continued)

        As a supplement to the presentation of segment assets presented above, the table below presents segment assets, including the allocation of identifiable intangible assets and goodwill resulting from business combinations (d).

	December 31,
(in millions of dollars)	2007(d)	2006(d)
Office Products Group	$856.6	$828.4
Document Finishing Group	465.7	464.5
Computer Products Group	129.4	118.2
Commercial Laminating Solutions Group	192.0	218.4

Total segment assets	1,643.7	1,629.5
Unallocated assets	252.2	217.1
Corporate	2.6	3.0

Total assets	$1,898.5	$1,849.6

(d)
Represents total assets, excluding: intercompany balances, cash, deferred taxes, prepaid pension assets, prepaid debt issuance costs and joint ventures accounted for on an equity basis.

        Long-lived assets, net by geographic region are as follows (e):

(in millions of dollars)	2007	2006
United States	$119.9	$105.8
United Kingdom	41.4	35.6
Australia	18.0	16.3
Netherlands	12.1	9.6
Other countries	46.9	49.9

Long-lived assets	$238.3	$217.2

(e)
Represents property, plant and equipment, net.

        Net sales by geographic region are as follows (f):

(in millions of dollars)	2007	2006	2005
United States	$994.7	$1,041.9	$803.8
United Kingdom	197.7	200.1	193.0
Australia	156.4	137.5	113.6
Canada	137.1	134.5	91.9
Other countries	453.0	437.0	285.2

Net sales	$1,938.9	$1,951.0	$1,487.5

(f)
Net Sales are attributed to geographic areas based on the location of the selling company.

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Major Customers

        Sales to the Company's five largest customers were $667.9 million, $673.4 million and $592.3 million in 2007, 2006 and 2005, respectively. Our sales to Office Depot were $238.5 million (12%), $241.7 million (12%) and $234.1 million (16%) in 2007, 2006 and 2005, respectively. Sales to no other customer exceeded 10% of annual sales.

14. Earnings per Share

        The distribution and merger discussed in Note 1, Basis of Presentation, significantly impacted the capital structure of the Company. ACCO Brands' Certificate of Incorporation provides for 200 million authorized shares of Common Stock with a par value of $0.01 per share. Approximately 35.0 million shares of the Company's common stock were issued to shareholders of Fortune and a minority shareholder of the Company in connection with the spin-off. In connection with the Merger, approximately 17.1 million additional shares were issued to GBC's shareholders and employees in exchange for their GBC common and Class B common shares and restricted stock units that converted into the right to receive the Company's common stock upon consummation of the Merger. These amounts, as well as the dilutive impact of ACCO Brands stock options on the date of the spin-off have been used in the basic and dilutive earnings per common share calculation below for all periods prior to the spin-off. As of December 31, 2007 total shares outstanding were 54.1 million.

        The calculation of basic earnings per common share is based on the weighted average number of common shares outstanding in the year, or period, over which they were outstanding. The Company's diluted earnings per common share assume that any common shares outstanding were increased by shares that would be issued upon exercise of those stock options for which the average market price for the period exceeds the exercise price; less, the shares that could have been purchased by the Company with the related proceeds, including compensation expense measured but not yet recognized, net of tax. Due to the loss in 2007 the denominator in the diluted earnings per share calculation does not include the effects of options as it would result in a less dilutive computation. As a result, 2007 diluted earnings per share are the same as basic earnings per share.

(in millions)	2007	2006	2005
Weighted average number of common shares outstanding—basic	54.0	53.4	41.5
Employee stock options	—	0.8	0.8
Restricted stock units	—	0.1	0.1

Adjusted weighted-average shares and assumed conversions—diluted(1)	54.0	54.3	42.4

(1)
The Company has dilutive shares related to stock options and restricted stock units that were granted under the Company's stock compensation plans. As of December 31, 2007 and 2006, approximately 3.9 million and 0.4 million, respectively, were excluded from the calculation of diluted earnings per share as their inclusion would have been anti-dilutive. There were no anti-dilutive shares in 2005.

15. Commitments and Contingencies

Pending Litigation

        The Company and its subsidiaries are defendants in various claims and legal proceedings associated with their business and operations. It is not possible to predict the outcome of the pending

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

15. Commitments and Contingencies (Continued)

actions, but management believes that there are meritorious defenses to these actions and that these actions if adjudicated or settled in a manner adverse to the Company, would not have a material adverse effect upon the results of operations, cash flows or financial condition of the Company.

Lease Commitments

(in millions of dollars)
2008	$24.0
2009	19.7
2010	16.3
2011	12.4
2012	9.2
Remainder	28.6

Total minimum rental payments	110.2
Less minimum rentals to be received under non-cancelable subleases	(5.5)

$104.7

        Total rental expense reported in the Company's income statement for all non-cancelable operating leases (reduced by minor amounts from subleases) amounted to $26.1 million, $28.9 million and $22.2 million in 2007, 2006 and 2005, respectively.

Unconditional Purchase Commitments

        Future minimum payments under unconditional purchase commitments, primarily for inventory purchase commitments at December 31, 2007 are as follows:

(in millions of dollars)
2008	$47.6
2009	5.9
2010	3.6
2011	3.0
2012	0.8
Thereafter	—

$60.9

Environmental

        The Company is subject to laws and regulations relating to the protection of the environment. While it is not possible to quantify with certainty the potential impact of actions regarding environmental matters, particularly remediation and other compliance efforts that the Company's subsidiaries may undertake in the future, in the opinion of management, compliance with the present environmental protection laws, before taking into account any estimated recoveries from third parties, will not have a material adverse effect upon the results of operation, cash flows or financial condition of the Company.

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

16. Accumulated Other Comprehensive Income (Loss)

        Comprehensive income is defined as net income (loss) and other changes in stockholders' equity from transactions and other events from sources other than stockholders. The components of and changes in accumulated other comprehensive income (loss) were:

(in millions of dollars)	Derivative Financial Instruments	Foreign Currency Adjustments	Unrecognized Pension and Other Postretirement Benefit Costs	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2005	$3.3	$7.7	$—	$11.0
Changed during the year (net of taxes of $33.5)	(2.7)	(4.4)	(54.0)	(61.1)

Balance at December 31, 2006	$0.6	$3.3	$(54.0)	$(50.1)

Changed during the year (net of taxes of $(9.1))	(2.2)	16.2	26.9	40.9

Balance at December 31, 2007	$(1.6)	$19.5	$(27.1)	$(9.2)

17. Joint Venture Investments (Unaudited)

        Summarized below is financial information for the Company's joint ventures, which are accounted for under the equity method. Accordingly, the Company has recorded its proportionate share of earnings or losses on the line entitled "Other income, net" in the consolidated statements of operations.:

	Year Ended December 31,
(in millions of dollars)	2007	2006
Net sales	$121.3	$79.2
Gross profit	63.7	33.2
Operating income	17.6	10.1
Net income	13.3	8.3

	December 31,
(in millions of dollars)	2007	2006
Current assets	62.7	52.5
Noncurrent assets	22.4	21.0
Current liabilities	25.4	26.2
Noncurrent liabilities	13.2	16.8

18. Subsequent Events

        In January of 2008, the Company entered into a three-year accounts receivable securitization program with a financial institution. The program allows the Company to sell, on a revolving basis, an undivided interest in eligible U.S. receivables for proceeds of up to $75 million. The eligible receivables are sold without legal recourse to third party conduits through a wholly-owned bankruptcy remote

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

18. Subsequent Events (Continued)

special purpose entity that is consolidated for financial reporting purposes. Cash received from the program was used to pay down the existing term loan facilities.

        On January 18, 2008, the Company amended its senior secured credit facilities providing the Company with greater financial flexibility, primarily through changes to certain definitions and provisions of the agreements.

19. Quarterly Financial Information (Unaudited)

        The following is an analysis of certain items in the Consolidated Statements of Operations by quarter for 2007 and 2006:

(in millions of dollars, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2007
Net sales	$445.9	$464.9	$494.7	$533.4
Gross profit	129.2	138.7	148.2	174.2
Operating income(1)	13.0	20.4	27.0	12.1
Net income (loss)(1)	0.2	4.5	8.7	(14.3)
Basic earnings per common share:
Net income (loss)(1)	$—	$0.08	$0.16	$(0.26)
Diluted earnings per common share:
Net income (loss)(1)	$—	$0.08	$0.16	$(0.26)
2006
Net sales	$468.6	$462.6	$499.2	$520.6
Gross profit	130.5	126.0	146.4	165.3
Operating income (loss)	13.7	(0.1)	25.5	25.8
Net income (loss)	(0.1)	(9.8)	18.1	(1.0)
Basic earnings per common share:
Net income (loss)	$—	$(0.18)	$0.34	$(0.02)
Diluted earnings per common share:
Net income (loss)	$—	$(0.18)	$0.34	$(0.02)

(1)
In the fourth quarter of 2007, the Company recorded a non-cash impairment charge associated with the goodwill at its Commercial Laminating Solutions business. This charge totaled $35.1 million pretax and after-tax. For a further discussion on the impairment charge see Note 6, Goodwill and Identifiable Intangible Assets.

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

20. Condensed Consolidated Financial Information

        Following the Distribution and Merger the Company's 100% owned domestic subsidiaries were required to jointly and severally, fully and unconditionally guarantee the notes issued in connection with the merger with GBC (see Note 5, Acquisition and Merger and Note 11, Long-term Debt and Short-term Borrowings). Rather than filing separate financial statements for each guarantor subsidiary with the Securities and Exchange Commission, the Company has elected to present the following consolidating financial statements, which detail the results of operations for the years ended December 31, 2007, 2006 and 2005, cash flows for the years ended December 31, 2007, 2006 and 2005 and financial position as of December 31, 2007 and 2006 of the Company and its guarantor and non-guarantor subsidiaries (in each case carrying investments under the equity method), and the eliminations necessary to arrive at the reported consolidated financial statements of the Company.

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

20. Condensed Consolidated Financial Information (Continued)

Condensed Consolidating Balance Sheets

	December 31, 2007
(in millions of dollars)	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$8.4	$(0.3)	$34.2	$—	$42.3
Accounts receivable, net	—	175.2	240.1	—	415.3
Inventory, net	—	150.2	149.2	—	299.4
Receivables from affiliates	333.9	11.6	16.4	(361.9)	—
Deferred income taxes	15.9	8.4	10.8	—	35.1
Other current assets	0.8	15.1	13.9	—	29.8

Total current assets	359.0	360.2	464.6	(361.9)	821.9
Property, plant and equipment, net	1.0	118.8	118.5	—	238.3
Deferred income taxes	64.1	4.8	23.0	—	91.9
Goodwill	—	237.3	177.9	—	415.2
Identifiable intangibles, net	70.1	93.7	66.0	—	229.8
Prepaid pension	—	6.2	30.9	—	37.1
Other assets	15.8	17.2	31.3	—	64.3
Investment in, long-term receivable from, affiliates	880.5	800.2	198.0	(1,878.7)	—

Total assets	$1,390.5	$1,638.4	$1,110.2	$(2,240.6)	$1,898.5

Liabilities and Stockholders' Equity
Current liabilities
Notes payable to banks	$—	$—	$6.4	$—	$6.4
Current portion of long-term debt	—	0.2	0.2	—	0.4
Accounts payable	—	115.4	87.2	—	202.6
Accrued customer program liabilities	—	58.6	59.6	—	118.2
Other current liabilities	13.7	67.1	89.8	—	170.6
Payables to affiliates	7.5	507.4	296.6	(811.5)	—

Total current liabilities	21.2	748.7	539.8	(811.5)	498.2
Long-term debt	651.0	0.5	117.0	—	768.5
Long-term notes payable to affiliates	178.2	92.7	15.3	(286.2)	—
Deferred income taxes	51.9	9.4	42.1	—	103.4
Postretirement and other liabilities	49.7	12.7	27.7	—	90.1

Total liabilities	952.0	864.0	741.9	(1,097.7)	1,460.2
Stockholders' equity
Common stock	0.6	600.9	36.5	(637.4)	0.6
Treasury stock, at cost	(1.1)	—	—	—	(1.1)
Paid-in capital	1,388.9	623.8	241.8	(865.6)	1,388.9
Accumulated other comprehensive income (loss)	(9.2)	(17.8)	39.4	(21.6)	(9.2)
Accumulated (deficit) retained earnings	(940.7)	(432.5)	50.6	381.7	(940.9)

Total stockholders' equity	438.5	774.4	368.3	(1,142.9)	438.3

Total liabilities and stockholders' equity	$1,390.5	$1,638.4	$1,110.2	$(2,240.6)	$1,898.5

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

20. Condensed Consolidated Financial Information (Continued)

Condensed Consolidating Balance Sheets

	December 31, 2006
(in millions of dollars)	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$2.6	$6.5	$40.9	$—	$50.0
Accounts receivable, net	—	204.9	222.5	—	427.4
Inventory, net	—	139.2	138.4	—	277.6
Receivables from affiliates	339.4	48.9	28.8	(417.1)	—
Deferred income taxes	9.6	24.2	3.4	—	37.2
Other current assets	0.9	14.9	14.2	—	30.0

Total current assets	352.5	438.6	448.2	(417.1)	822.2
Property, plant and equipment, net	0.2	95.0	122.0	—	217.2
Deferred income taxes	37.5	26.7	15.0	—	79.2
Goodwill	—	265.1	173.2	—	438.3
Identifiable intangibles, net	70.2	103.9	59.5	—	233.6
Prepaid pension	—	—	8.7	—	8.7
Other assets	19.1	9.1	22.2	—	50.4
Investment in, long-term receivable from, affiliates	820.6	838.7	247.0	(1,906.3)	—

Total assets	$1,300.1	$1,777.1	$1,095.8	$(2,323.4)	$1,849.6

Liabilities and Stockholders' Equity
Current liabilities
Notes payable to banks	$—	$—	$4.7	$—	$4.7
Current portion of long-term debt	—	—	0.1	—	0.1
Accounts payable	—	99.7	89.5	—	189.2
Accrued customer program liabilities	—	66.1	55.8	—	121.9
Other current liabilities	11.3	81.1	87.8	—	180.2
Payables to affiliates	8.6	628.2	310.4	(947.2)	—

Total current liabilities	19.9	875.1	548.3	(947.2)	496.1
Long-term debt	666.0	—	134.3	—	800.3
Long-term notes payable to affiliates	178.2	102.0	13.7	(293.9)	—
Deferred income taxes	25.6	45.7	28.4	—	99.7
Postretirement and other liabilities	26.4	16.4	26.7	—	69.5

Total liabilities	916.1	1,039.2	751.4	(1,241.1)	1,465.6
Stockholders' equity
Common stock	0.6	600.9	33.4	(634.3)	0.6
Treasury stock, at cost	(1.1)	—	—	—	(1.1)
Paid-in capital	1,374.6	611.2	262.1	(873.3)	1,374.6
Accumulated other comprehensive income (loss)	(50.1)	(23.8)	(7.7)	31.5	(50.1)
Accumulated (deficit) retained earnings	(940.0)	(450.4)	56.6	393.8	(940.0)

Total stockholders' equity	384.0	737.9	344.4	(1,082.3)	384.0

Total liabilities and stockholders' equity	$1,300.1	$1,777.1	$1,095.8	$(2,323.4)	$1,849.6

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

20. Condensed Consolidated Financial Information (Continued)

Consolidating Statement of Operations

	Year Ended December 31, 2007
(in millions of dollars)	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Unaffiliated sales	$—	$1,007.9	$931.0	$—	$1,938.9
Affiliated sales	—	56.7	44.3	(101.0)	—

Net sales	—	1,064.6	975.3	(101.0)	1,938.9
Cost of products sold	—	767.5	682.1	(101.0)	1,348.6
Advertising, selling, general and administrative expenses	35.3	224.2	189.4	—	448.9
Amortization of intangibles	0.1	5.6	4.7	—	10.4
Restructuring and asset impairment charges	—	2.4	21.0	—	23.4
Goodwill impairment	—	24.9	10.2	—	35.1

Operating income (loss)	(35.4)	40.0	67.9	—	72.5
Interest (income) expense from affiliates	(3.2)	(1.8)	5.0	—	—
Interest expense	42.7	10.8	10.6	—	64.1
Other (income) expense, net	(1.6)	(10.7)	5.1	—	(7.2)

Income (loss) before taxes, minority interest and earnings (losses) of wholly owned subsidiaries	(73.3)	41.7	47.2	—	15.6
Income taxes	0.1	(0.2)	16.0	—	15.9
Minority interest, net of tax	—	—	0.6	—	0.6

Income (loss) before earnings (losses) of wholly owned subsidiaries	(73.4)	41.9	30.6	—	(0.9)
Earnings (losses) of wholly owned subsidiaries	72.7	0.9	—	(73.6)	—

Net income (loss)	$(0.7)	$42.8	$30.6	$(73.6)	$(0.9)

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

20. Condensed Consolidated Financial Information (Continued)

Consolidating Income Statement

	Year Ended December 31, 2006
(in millions of dollars)	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Unaffiliated sales	$—	$1,058.6	$892.4	$—	$1,951.0
Affiliated sales	—	66.1	61.0	(127.1)	—

Net sales	—	1,124.7	953.4	(127.1)	1,951.0
Cost of products sold	—	838.6	671.3	(127.1)	1,382.8
Advertising, selling, general and administrative expenses	43.2	216.2	188.7	—	448.1
Amortization of intangibles	0.1	6.2	4.8	—	11.1
Restructuring and asset impairment charges	0.1	8.6	35.4	—	44.1

Operating income (loss)	(43.4)	55.1	53.2	—	64.9
Interest (income) expense from affiliates	(1.4)	(1.1)	2.5	—	—
Interest expense	46.2	4.5	10.4	—	61.1
Other (income) expense, net	(3.5)	(10.1)	9.8	—	(3.8)

Income (loss) before taxes, minority interest and earnings (losses) of wholly owned subsidiaries	(84.7)	61.8	30.5	—	7.6
Income taxes	(29.3)	11.8	17.7	—	0.2
Minority interest, net of tax	—	—	0.2	—	0.2

Income (loss) before earnings (losses) of wholly owned subsidiaries	(55.4)	50.0	12.6	—	7.2
Earnings (losses) of wholly owned subsidiaries	62.6	(3.2)	—	(59.4)	—

Net income (loss)	$7.2	$46.8	$12.6	$(59.4)	$7.2

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

20. Condensed Consolidated Financial Information (Continued)

Consolidating Income Statement

	Year Ended December 31, 2005
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

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

20. Condensed Consolidated Financial Information (Continued)

Condensed Consolidating Statement of Cash Flows

	Year Ended December 31, 2007
(in millions of dollars)	Parent	Guarantors	Non-Guarantors	Consolidated
Net cash provided by (used by) operating activities:	$(56.8)	$102.8	$35.2	$81.2

Investing activities:
Additions to property, plant and equipment	(0.8)	(43.3)	(15.0)	(59.1)
Proceeds from the disposition of assets	—	3.2	0.7	3.9

Net cash used by investing activities	(0.8)	(40.1)	(14.3)	(55.2)
Financing activities:
Intercompany financing	66.5	(83.6)	17.1	—
Net dividends	7.6	14.1	(21.7)	—
Repayments of long-term debt	(15.0)	—	(25.5)	(40.5)
Borrowings of short-term debt	—	—	0.8	0.8
Proceeds from the exercise of stock options	4.3	—	—	4.3

Net cash provided by (used by) financing activities	63.4	(69.5)	(29.3)	(35.4)
Effect of foreign exchange rate changes on cash	—	—	1.7	1.7
Net decrease in cash and cash equivalents	5.8	(6.8)	(6.7)	(7.7)
Cash and cash equivalents at the beginning of the period	2.6	6.5	40.9	50.0

Cash and cash equivalents at the end of the period	$8.4	$(0.3)	$34.2	$42.3

ACCO Brands Corporation and Subsidiares

Notes to Consolidated Financial Statements (Continued)

20. Condensed Consolidated Financial Information (Continued)

Condensed Consolidating Statement of Cash Flows

	Year Ended December 31, 2006
(in millions of dollars)	Parent	Guarantors	Non- Guarantors	Consolidated
Net cash provided by (used by) operating activities:	$(61.8)	$65.0	$117.7	$120.9

Investing activities:
Additions to property, plant and equipment	—	(19.0)	(14.1)	(33.1)
Proceeds from the disposition of assets	—	5.1	4.5	9.6
Other investing activities	1.3	0.8	—	2.1

Net cash provided by (used by) investing activities	1.3	(13.1)	(9.6)	(21.4)
Financing activities:
Intercompany financing	115.5	(72.2)	(43.3)	—
Net dividends	—	2.6	(2.6)	—
Repayments of long-term debt	(83.0)	—	(72.1)	(155.1)
Repayments of short-term debt	—	—	(2.6)	(2.6)
Cost of debt issuance	(0.3)	—	—	(0.3)
Proceeds from the exercise of stock options	13.0	—	—	13.0

Net cash provided by (used by) financing activities	45.2	(69.6)	(120.6)	(145.0)
Effect of foreign exchange rate changes on cash	—	—	4.4	4.4
Net decrease in cash and cash equivalents	(15.3)	(17.7)	(8.1)	(41.1)
Cash and cash equivalents at the beginning of the period	17.9	24.2	49.0	91.1

Cash and cash equivalents at the end of the period	$2.6	$6.5	$40.9	$50.0

ACCO Brands Corporation and Subsidiares

Notes to Consolidated Financial Statements (Continued)

20. Condensed Consolidated Financial Information (Continued)

Condensed Consolidating Statement of Cash Flows

	Year Ended December 31, 2005
(in millions of dollars)	Parent	Guarantors	Non- Guarantors	Consolidated
Net cash provided by operating activities:	$0.9	$16.8	$47.6	$65.3

Investing activities:
Additions to property, plant and equipment	(0.1)	(15.8)	(18.6)	(34.5)
Proceeds from the disposition of assets	—	0.1	2.4	2.5
Other investing activities	(11.1)	(1.8)	12.5	(0.4)

Net cash provided by investing activities	(11.2)	(17.5)	(3.7)	(32.4)
Financing activities:
Decrease in parent company investment	(22.9)	—	—	(22.9)
Intercompany financing	(168.4)	309.3	(140.9)	—
Net dividends	(506.5)	21.1	(139.6)	(625.0)
Proceeds from long-term debt	750.0	—	200.0	950.0
Repayments of long-term debt	(1.0)	(293.7)	(4.8)	(299.5)
Proceeds from short-term debt	—	—	1.2	1.2
Cost of debt issuance	(27.5)	—	—	(27.5)
Proceeds from the exercise of stock options	4.5	1.6	0.1	6.2

Net cash provided by (used by) financing activities	28.2	38.3	(84.0)	(17.5)
Effect of foreign exchange rate changes on cash	—	—	(4.1)	(4.1)
Net increase (decrease) in cash and cash equivalents	17.9	37.6	(44.2)	11.3
Cash and cash equivalents at the beginning of the period	—	(13.4)	93.2	79.8

Cash and cash equivalents at the end of the period	$17.9	$24.2	$49.0	$91.1

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.

ITEM 9A. Controls and Procedures

        As of the end of the period covered by this Annual Report on Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of the Company's Disclosure Committee and the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

        The report called for by Item 308(a) of Regulation S-K is incorporated herein by reference to the Report of Management on Internal Control Over Financial Reporting included in Part II, Item 8 of this report.

        The attestation report called for by Item 308(b) of Regulation S-K is incorporated herein by reference to the Report of Independent Registered Public Accounting Firm, included in Part II, Item 8 of this report.

        There has been no change in our internal control over financial reporting that occurred during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. Other Information

        Not applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

        Information required under this Item is contained in the Company's 2008 Definitive Proxy Statement, which is to be filed with the Securities and Exchange Commission prior to April 29, 2008 and is incorporated herein by reference.

  Code of Business Conduct

        The Company has adopted a code of business conduct as required by the listing standards of the New York Stock Exchange and rules of the Securities and Exchange Commission. This code applies to all of the Company's directors, officers and employees. The code of business conduct is published and available at the Investor Relations Section of the Company's internet website at www.accobrands.com. The Company will post on its website any amendments to, or waivers from, our code of business conduct applicable to any of its directors or executive officers. The foregoing information will be available in print to any shareholder who requests such information from ACCO Brands Corporation, 300 Tower Parkway, Lincolnshire, IL 60069, Attn: Office of the General Counsel.

        As required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual, the Company's Chief Executive Officer, David A. Campbell, certified to the NYSE within 30 days after the Company's 2007 Annual Meeting of Stockholders that he was not aware of any violation by the Company of the NYSE Corporate Governance Listing Standards.

ITEM 11. Executive Compensation

        Information required under this Item is contained in the Company's 2008 Definitive Proxy Statement, which is to be filed with the Securities and Exchange Commission prior to April 29, 2008 and is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information required under this Item is contained in the Company's 2008 Definitive Proxy Statement, which is to be filed with the Securities and Exchange Commission prior to April 29, 2008, and is incorporated herein by reference.

ITEM 13. Certain Relationships, Related Transactions and Director Independence

        Information required under this Item is contained in the Company's 2008 Definitive Proxy Statement, which is to be filed with the Securities and Exchange Commission prior to April 29, 2008 and is incorporated herein by reference.

ITEM 14. Principal Accountant Fees and Services

        Information required under this Item is contained in the Company's 2008 Definitive Proxy Statement, which is to be filed with the Securities and Exchange Commission Prior to April 29, 2008 and is incorporated herein by reference.

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

(a)
Financial Statements, Financial Statement Schedules and Exhibits

1.
All Financial Statements

        The following consolidated financial statements of the Company and its subsidiaries are filed as part of this report under Item 8—Financial Statements and Supplementary Data, as part of this Report on Form 10-K:

  2.
  Financial Statement Schedule:

    Schedule II—Valuation and Qualifying Accounts and Reserves, for each of the Years Ended December 31, 2007, 2006 and 2005.

  3.
  Exhibits:

    See Index to Exhibits on page 111 of this report.

EXHIBIT INDEX

Number	Description of Exhibit
2.1	Agreement and Plan of Merger, dated as of March 15, 2005, by and among Fortune Brands, Inc., ACCO World Corporation, Gemini Acquisition Sub, Inc. and General Binding Corporation (incorporated by reference to Annex A to the proxy statement/prospectus—information statement included in ACCO Brands Corporation's (the "Registrant") Registration Statement on Form S-4 (File No. 333-124946))
2.2
Amendment to Agreement and Plan of Merger, dated as of August 4, 2005, by and among Fortune Brands, Inc., ACCO World Corporation, Gemini Acquisition Sub, Inc. and General Binding Corporation (incorporated by reference to Exhibit 2.2 to The Registrant's Current Report on Form 8-K dated August 3, 2005 and filed August 8, 2005 (File No. 001-08454))
3.1
Restated Certificate of Incorporation of ACCO Brands Corporation (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K dated August 12, 2005 and filed August 17, 2005 (File No. 001-08454))
3.2	Certificate of Designation of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed August 17, 2005)
3.3	By-laws of ACCO Brands Corporation (incorporated by reference to Exhibit 3.3 to the Registrant's Amendment to Current Report on Form 8-K/A dated September 21, 2005 (File No. 001-08454))
4.1
Indenture, dated as of August 5, 2005, between ACCO Financial, Inc. and Wachovia Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K dated August 3,2005 and filed August 8, 2005 (File No. 001-08454))
4.2
Supplemental Indenture, dated as of August 17, 2005, among ACCO Brands Corporation, the Guarantors signatory thereto and Wachovia Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated August 17, 2005 and filed August 23, 2005 (File No. 001-08454))
4.3
Registration Rights Agreement, dated as of August 5, 2005, among ACCO Finance I, Inc., Citigroup Global Markets Inc., Goldman, Sachs & Co., Harris Nesbitt Corp., ABN AMRO Incorporated, NatCity Investments, Inc. and Piper Jaffray & Co. (incorporated by reference to Exhibit 4.4 to the Registrant's Current Report on Form 8-K dated August 3, 2005 and filed August 8, 2005 (File No. 001-08454))
4.4
Joinder Agreement, dated as of August 17, 2005, among ACCO Brands Corporation, the Guarantors signatory thereto and Citigroup Global Markets Inc. and Goldman, Sachs & Co., as representatives of the Initial Purchasers (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K dated August 17, 2005 and filed August 23, 2005 (File No. 001-08454))
10.1
Registration Rights Agreement, dated as of March 15, 2005 by and between ACCO World Corporation and Lane Industries, Inc. (incorporated by reference to Exhibit 4.2 to ACCO Brands Corporation Form S-4/A filed June 22, 2005 (File No. 333-124946))

10.2
Credit Agreement, dated as of August 17, 2005, by and among ACCO Brands Corporation, ACCO Brands Europe Ltd., Furlon Holding B.V. (to be renamed ACCO Nederland Holdings B.V.) and the lenders and issuers party hereto, Citicorp North America, Inc., as Administrative Agent, and ABN AMRO Bank, N.V., as Syndication Agent (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated August 17, 2005 and filed August 23, 2005 (File No. 001-08454))
10.3
Amendment No. 1 and Waiver to Credit Agreement among ACCO Brands Corporation, ACCO Nederland Holdings B.V. (as successor to Furlon Holding B.V.), ACCO Brands Europe Ltd., the lenders listed therein, Citicorp North America Inc., as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed February 14, 2006)
10.4
Amendment No. 2 to Credit Agreement among the Company, certain of its subsidiaries, the lenders listed on the signature pages thereto, and Citicorp North America, Inc., as Administrative Agent (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant on April 4, 2006 (File No. 001-08454)).
10.5
Amendment No. 3 to Credit Agreement among the Company, certain of its subsidiaries, the lenders listed on the signature pages thereto, and Citicorp North America, Inc., as Administrative Agent (incorporated by reference to Exhibit 10.1 to Form 10-Q filed by the Registrant on November 9, 2006 (File No. 001-08454)).
10.6
Amendment No. 4 to Credit Agreement among the Company, certain of its subsidiaries, the lenders listed on the signature pages thereto, and Citicorp North America, Inc., as Administrative Agent (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant on January 22, 2008 (File No. 001-08454)).
10.7
Distribution Agreement, dated as of March 15, 2005, by and between Fortune Brands, Inc. and ACCO World Corporation (incorporated by reference to Annex B to the proxy statement/ prospectus—information statement included in the Registrant's Registration Statement on Form S-4 (File No. 333-124946))
10.8
Amendment to Distribution Agreement, dated as of August 4, 2005, by and between Fortune Brands, Inc. and ACCO World Corporation (incorporated by reference to Exhibit 2.2 to the Registrant's Current Report on Form 8-K dated August 3, 2005 and filed August 8, 2005 (File No. 001-08454))
10.9	ACCO Brands Corporation 2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated August 3, 2005 and filed August 8, 2005)
10.10
ACCO Brands Corporation 2005 Assumed Option and Restricted Stock Unit Plan, together with Sub-Plan A thereto (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated August 3, 2005 and filed August 8, 2005 (File No. 001-08454))

10.11
Copy of resolutions of the Board of Directors of ACCO, adopted August 3, 2005, approving the conversion to ACCO stock options of certain stock options granted pursuant to the Fortune Brands, Inc. 1999 Long-Term Incentive Plan (the "Fortune 1999 LTIP"), the Fortune Brands, Inc. 2003 Long-Term Incentive Plan (the "Fortune 2003 LTIP"), the General Binding Corporation 1989 Stock Option Plan, as amended and restated (the "GBC 1989 Stock Option Plan"), the General Binding Corporation 2001 Stock Incentive Plan for Employees (the "GBC 2001 Stock Plan") and the General Binding Corporation Non-Employee Directors 2001 Stock Option Plan (the "GBC 2001 Directors Plan") and the conversion to ACCO restricted stock units of certain restricted stock units that did not vest in full upon consummation of the merger of Acquisition Sub and GBC (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 25, 2005 (File No. 001-08454))
10.12
ACCO Brands Corporation Annual Executive Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K dated August 3, 2005 and filed August 8, 2005)
10.13	ACCO Brands Corporation Deferred Compensation Plan for Non-employee Directors (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed December 12, 2005)
10.14
Tax Allocation Agreement, dated as of August 16, 2005, between ACCO World Corporation and Fortune Brands, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated August 12, 2005 and filed August 17, 2005)
10.15
Tax Allocation Agreement, dated as of August 16, 2005, between General Binding Corporation and Lane Industries, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated August 12, 2005 and filed August 17, 2005 (File No. 001-08454))
10.16
Transition Services Agreement, dated as of August 16, 2005, between ACCO World Corporation and Fortune Brands, Inc. (incorporated by reference to Exhibit 10.20 to the Registrant's Registration Statement on Form S-4 (File No. 333-128784))
10.17
Description of changes to terms of oral employment agreements for David P. Campbell, Chairman of the Board of Directors and Chief Executive Officer, Neal V. Fenwick, Executive Vice President and Chief Financial Officer, Dennis L. Chandler, Chief Operating Officer, Office Products Division and Steven Rubin, Vice President, General Counsel and Secretary (incorporated by reference to Item 1.01 of the Registrant's Current Report on Form 8-K dated September 27, 2005 and filed October 3, 2005 (File No. 001-08454))
10.18
Description of changes to terms of compensation arrangements Messrs. Campbell, Fenwick, Chandler, Turner and Boris Elisman, President—Kensington Computer Accessories (incorporated by reference to Item 1.01 of Form 8-K of the Registrant filed on March 6, 2006 (File No. 001-08454))
10.19
Description of changes to terms of compensation arrangements for Messrs. Campbell, Fenwick, Chandler, Turner and Elisman (incorporated by reference to Item 5.02 of Form 8-K of the Registrant filed on March 7, 2007 (File No. 001-08454))
10.20
Employee Matters Agreement, dated as of March 15, 2005, by and among Fortune Brands, Inc., ACCO World Corporation and General Binding Corporation (incorporated by reference to Exhibit 10.2 to the Registrant's Registration Statement on Form S-4 (File No. 333-124946))

10.21
Executive Severance/Change in Control Agreement, dated as of August 26, 2000, by and between Steven Rubin and GBC (incorporated by reference to Exhibit 10.15 to General Binding Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (File No. 001-08454))
10.22
Executive Severance/Change in Control Agreement, dated as of August 26, 2000, by and between John E. Turner and GBC (incorporated by reference to Exhibit 10.18 to General Binding Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (File No. 001-08454))
10.23
Letter Agreement, dated as of September 5, 2003, between ACCO World Corporation and Neal Fenwick, Executive Vice President, Finance and Administration of ACCO World Corporation. (incorporated by reference to Exhibit 10.6 to the Registrant's Registration Statement on Form S-4 (File No. 333-124946))
10.24
Letter Agreement, dated November 8, 2000, as revised in January 2001, between ACCO World Corporation and Neal Fenwick, Executive Vice President, Finance and Administration of ACCO World Corporation. (incorporated by reference to Exhibit 10.7 to the Registrant's Registration Statement on Form S-4 (File No. 333-124946))
10.25
Letter Agreement, dated September 8, 1999, between ACCO World Corporation and Neal Fenwick, Executive Vice President, Finance and Administration of ACCO World Corporation (incorporated by reference to Exhibit 10.8 to the Registrant's Registration Statement on Form S-4 (File No. 333-124946))
10.26
ACCO Executive Severance Plan and Summary Plan Description, as Amended and Restated effective October 1, 2002 (incorporated by reference to Exhibit 10.9 to the Registrant's Registration Statement on Form S-4 (File No. 333-124946))
10.27
Amended and Restated ACCO Brands Deferred Compensation Plan for Non-Employee Directors, effective January 1, 2008 (incorporated by reference to Exhibit 10.1 to Form 10-Q filed by the Registrant on November 8, 2007 (File No. 001-08454)).
10.28	Amended and Restated ACCO Brands Corporation 2005 Incentive Plan (incorporated by reference to Annex A of the Registrant's definitive proxy statement filed April 4, 2006 (File No. 001-08454))
10.29	ACCO Brands Corporation Executive Severance Plan (effective December 1, 2007) (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant on November 29, 2007 (File No. 001-08454)).
10.30	ACCO Brands Corporation (Frozen) Deferred Compensation Plan (formerly, General Binding Corporation Supplemental Deferred Compensation Plan No. 2) as amended and restated effective January 1, 2008*
10.31	2008 Amended and Restated ACCO Brands Corporation Supplemental Retirement Plan*
10.32	Interim Retirement Agreement between ACCO Brands Corporation and John E. Turner effective as of January 7, 2008*
10.33
Receivables Sale and Contribution Agreement, dated January 9, 2008, among ACCO Brands Receivables Funding LLC as Buyer and ACCO Brands USA LLC as Originator, Servicer and sole member of ACCO Brands Receivables Funding LLC (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant on January 10, 2008 (File No. 001-08454)).

10.34
Receivables Purchase Agreement, dated January 9, 2008, among ACCO Brands Receivables Funding LLC, as Seller, ACCO Brands USA LLC, as Servicer, Gotham Funding Corporation, as Purchaser, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Agent (incorporated by reference to Exhibit 10.2 to Form 8-K filed by the Registrant on January 10, 2008 (File No. 001-08454)).
18.1	Letter dated March 20, 2006 from PricewaterhouseCoopers LLP, the Company's registered public accounting firm, concerning a change in accounting principle.
21.1	Subsidiaries of the registrant*
23.1	Consent of PricewaterhouseCoopers LLP*
24.1	Power of attorney*
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*
Filed herewith.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGISTRANT:
ACCO BRANDS CORPORATION
By:	/s/ DAVID D. CAMPBELL David D. Campbell Chairman of the Board and Chief Executive Officer (principal executive officer)
By:	/s/ NEAL V. FENWICK Neal V. Fenwick Executive Vice President and Chief Financial Officer (principal financial officer)
By:	/s/ THOMAS P. O'NEILL, JR. Thomas P. O'Neill, Jr. Vice President, Finance and Accounting (principal accounting officer)

February 29, 2008

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on its behalf by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID D. CAMPBELL David D. Campbell	Chairman of the Board and Chief Executive Officer (principal executive officer)	February 29, 2008
/s/ NEAL V. FENWICK Neal V. Fenwick	Executive Vice President and Chief Financial Officer (principal financial officer)	February 29, 2008
/s/ THOMAS P. O'NEILL, JR. Thomas P. O'Neill, Jr.	Vice President, Finance and Accounting (principal accounting officer)	February 29, 2008
/s/ GEORGE V. BAYLY* George V. Bayly	Director	February 29, 2008

/s/ DUANE L. BURNHAM* Duane L. Burnham	Director	February 29, 2008
/s/ DR. PATRICIA O. EWERS* Dr. Patricia O. Ewers	Director	February 29, 2008
/s/ G. THOMAS HARGROVE* G. Thomas Hargrove	Director	February 29, 2008
/s/ ROBERT H. JENKINS* Robert H. Jenkins	Director	February 29, 2008
/s/ ROBERT J. KELLER* Robert J. Keller	Director	February 29, 2008
/s/ PIERRE E. LEROY* Pierre E. Leroy	Director	February 29, 2008
/s/ GORDON R. LOHMAN* Gordon R. Lohman	Director	February 29, 2008
/s/ NORMAN H. WESLEY* Norman H. Wesley	Director	February 29, 2008
/s/ NEAL V. FENWICK * Neal V. Fenwick as Attorney-in-Fact

ACCO Brands Corporation

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

SCHEDULE II

Allowances for Doubtful Accounts

        Changes in the allowances for doubtful accounts were as follows:

	Year Ended December 31,
	2007	2006	2005
	(In millions of dollars)
Balance at beginning of year	$10.5	$11.3	$6.1
Additions charged to expense	2.4	1.7	0.1
Deductions—write offs	(3.5)	(3.0)	(3.4)
Acquisition of GBC	—	—	8.8
Foreign exchange changes	0.7	0.5	(0.3)

Balance at end of year	$10.1	$10.5	$11.3

Allowances for Sales Returns and Discounts

        Changes in the allowances for sales returns and discounts were as follows:

	Year Ended December 31,
	2007	2006	2005
	(In millions of dollars)
Balance at beginning of year	$16.6	$16.8	$10.6
Additions charged to expense	65.7	42.4	36.9
Deductions—returns	(62.4)	(42.5)	(37.6)
Acquisition of GBC	—	—	6.9
Foreign exchange changes	0.4	(0.1)	—

Balance at end of year	$20.3	$16.6	$16.8

Allowances for Cash Discounts

        Changes in the allowances for cash discounts were as follows:

	Year Ended December 31,
	2007	2006	2005
	(In millions of dollars)
Balance at beginning of year	$1.6	$1.9	$1.8
Additions charged to expense	15.2	14.0	10.7
Acquisition of GBC	—	—	0.5
Deductions—discounts taken	(15.2)	(14.3)	(11.3)
Foreign exchange changes	0.1	—	0.2

Balance at end of year	$1.7	$1.6	$1.9

ACCO Brands Corporation

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

SCHEDULE II (continued)

Warranty Reserves

        Changes in the reserve for warranty claims were as follows:

	Year Ended December 31,
	2007	2006	2005
	(In millions of dollars)
Balance at the beginning of the year	$6.1	$4.4	$2.7
Provision for warranties issued	2.4	4.0	2.0
Acquisition of GBC	—	—	2.6
Settlements made (in cash or in kind)	(4.8)	(2.3)	(2.9)

Balance at the end of year	$3.7	$6.1	$4.4

Income Tax Valuation Allowance

        Changes in the deferred tax valuation allowances were as follows:

	Year Ended December 31,
	2007	2006	2005
	(In millions of dollars)
Balance at beginning of year	$45.8	$28.5	$12.4
Additions charged to expense	16.1	17.5	4.8
Acquisition of GBC	(3.3)	—	16.5
Deductions	(4.5)	(0.2)	(5.2)

Balance at end of year	$54.1	$45.8	$28.5

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
TABLE OF CONTENTS
PART I
  ITEM 1. BUSINESS
  ITEM 1A. RISK FACTORS
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
  ITEM 1B. UNRESOLVED STAFF COMMENTS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
STOCK PERFORMANCE GRAPH
SELECTED HISTORICAL FINANCIAL DATA
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
ACCO Brands Corporation and Subsidiaries Consolidated Balance Sheets
ACCO Brands Corporation and Subsidiaries Consolidated Statements of Operations
ACCO Brands Corporation and Subsidiaries Consolidated Statements of Cash Flows
ACCO Brands Corporation and Subsidiaries Consolidated Statement of Stockholders' Equity and Comprehensive Income
ACCO Brands Corporation and Subsidiaries Notes to Consolidated Financial Statements
PART III
Part IV
EXHIBIT INDEX
SIGNATURES