Form 10-Q
period 2008-03-31
ACCO BRANDS CORP
filed 2008-05-07
CIK 712034

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒                    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☒         Accelerated filer ☐          Non-accelerated filer ☐       Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 1, 2008, the registrant had outstanding 54,162,391 shares of Common Stock.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results of operations of the registrant could differ materially from those projected in the forward-looking statements as a result of a number of important factors. For a discussion of important factors that could affect our results, please refer to PART I, ITEM 1A. Risk Factors, contained in the Company’s annual report on Form 10-K for the year ended December 31, 2007, and the discussions set forth in PART I, ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, including under the caption “Forward-Looking Statements,”  below.

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

It is suggested that the condensed consolidated financial statements included herein in PART I, ITEM 1. Financial Information, be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2007.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ACCO Brands Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(in millions of dollars)	March 31, 2008	December 31, 2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$38.6	$42.3
Accounts receivable, net	356.2	415.3
Inventories, net	317.4	299.4
Deferred income taxes	35.0	35.1
Other current assets	40.5	29.8
Total current assets	787.7	821.9
Property, plant and equipment, net	243.2	238.3
Deferred income taxes	95.6	91.9
Goodwill	422.3	415.2
Identifiable intangibles, net	229.4	229.8
Other assets	109.5	101.4
Total assets	$1,887.7	$1,898.5

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable to banks	$81.1	$6.4
Current portion of long-term debt	1.1	0.4
Accounts payable	161.3	202.6
Accrued compensation	29.7	32.8
Accrued customer program liabilities	92.4	118.2
Other current liabilities	126.7	137.8
Total current liabilities	492.3	498.2
Long-term debt	748.8	768.5
Deferred income taxes	93.8	103.4
Postretirement and other liabilities	107.8	90.1
Total liabilities	1,442.7	1,460.2

Commitments and Contingencies — Note 14

Common stock	0.6	0.6
Treasury stock	(1.2)	(1.1)
Paid-in capital	1,390.2	1,388.9
Accumulated other comprehensive loss	(1.8)	(9.2)
Accumulated deficit	(942.8)	(940.9)
Total stockholders’ equity	445.0	438.3
Total liabilities and stockholders’ equity	$1,887.7	$1,898.5

See notes to condensed consolidated financial statements.

ACCO Brands Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
(in millions of dollars, except per share data)	2008	2007
Net sales	$427.0	$445.9
Cost of products sold	300.9	316.7
Advertising, selling, general and administrative expenses	107.5	112.9
Amortization of intangibles	2.5	2.6
Restructuring and asset impairment charges	5.2	0.7
Operating income	10.9	13.0
Interest expense, net	16.1	14.9
Equity in (earnings) of joint ventures	(1.7)	(1.1)
Other (income) expense, net	(0.9)	0.2
Loss before income taxes and minority interest	(2.6)	(1.0)
Income tax benefit	(0.8)	(1.3)
Minority interest	—	0.1
Net income (loss)	$(1.8)	$0.2

Basic earnings (loss) per common share	$(0.03)	$—
Diluted earnings (loss) per common share	$(0.03)	$—

Weighted average number of shares outstanding:
Basic	54.1	53.9
Diluted	54.1	54.9

See notes to condensed consolidated financial statements.

ACCO Brands Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
(in millions of dollars)	2008	2007
Operating activities
Net income (loss)	$(1.8)	$0.2
Restructuring, impairment and other non-cash charges	1.0	0.3
Loss on sale of assets	0.2	—
Depreciation	9.3	8.2
Amortization of debt issuance costs	1.8	1.1
Amortization of intangibles	2.5	2.6
Stock-based compensation	0.9	3.7
Gain on bond redemption	(1.4)	—
Changes in balance sheet items:
Accounts receivable	64.6	46.7
Inventories	(16.1)	(9.3)
Other assets	(11.1)	(9.2)
Accounts payable	(43.3)	(6.8)
Accrued expenses and other liabilities	(43.4)	(52.5)
Income taxes	(3.2)	(2.7)
Equity in earnings of joint ventures, net of dividends received	(1.1)	(0.9)
Net cash used by operating activities	(41.1)	(18.6)
Investing activities
Additions to property, plant and equipment	(16.3)	(9.0)
Proceeds from the disposition of assets	0.6	0.1
Net cash used by investing activities	(15.7)	(8.9)
Financing activities
Proceeds from long-term borrowings	63.5	—
Repayments of long-term debt	(84.0)	—
Borrowings of short-term debt, net	74.4	6.7
Cost of debt issuance	(1.2)	—
Proceeds from the exercise of stock options	0.2	1.9
Other financing activities	—	(0.1)
Net cash provided by financing activities	52.9	8.5
Effect of foreign exchange rate changes on cash	0.2	—
Net decrease in cash and cash equivalents	(3.7)	(19.0)
Cash and cash equivalents
Beginning of period	42.3	50.0
End of period	$38.6	$31.0

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

The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Company believes the disclosures are adequate to make the information presented not misleading, certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2007.

The condensed consolidated balance sheet as of March 31, 2008, the related condensed consolidated statements of operations for the three months ended March 31, 2008 and 2007 and the related condensed consolidated statements of cash flows for the three months ended March 31, 2008 and 2007 are unaudited. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required annually by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments consisting of only normal recurring adjustments necessary for a fair presentation of the financial statements have been included. Interim results may not be indicative of results for a full year.  Certain items in prior periods have been reclassified to conform to the current presentation.

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

2.  Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 expands the disclosure requirements for derivative instruments and hedging activities. This Statement requires entities to provide enhanced disclosures addressing the following: (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008.  We are currently evaluating the disclosure implications of this Statement.

3.  Recently Adopted Accounting Principles

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157).  The Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 for all financial assets and liabilities and any other assets and liabilities that are recognized or disclosed at fair value on a recurring basis.  For nonfinancial assets and liabilities, except for those recognized or disclosed at fair value on a recurring basis, SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2008.  On January 1, 2008, the Company adopted SFAS 157 for financial assets and liabilities that are required to be measured at fair value and the adoption did not impact the Company’s consolidated financial statements.  SFAS 157 is discussed further in Note 11 – Fair Value of Financial Instruments.  The Company is currently assessing the impact of SFAS 157 for nonfinancial assets and nonfinancial liabilities on its consolidated financial statements, except for those recognized or disclosed at fair value on a recurring basis.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159).  This Statement permits entities to choose to measure eligible financial assets and liabilities at fair value at specified election dates.  It also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  We have adopted SFAS 159 and have elected not to measure any additional financial instruments and other items at fair value.  The Company has not determined whether or not it will elect this option for financial instruments it may acquire in the future.

On January 1, 2008, we adopted the measurement date (the date at which plan assets and the benefit obligation are measured) provisions of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (SFAS 158). Under SFAS 158, the measurement date is required to be the Company’s fiscal year-end. Our international plans previously used a September 30 measurement date.  The adoption of the measurement date provisions of SFAS 158 did not have a material impact on the Company’s consolidated financial statements.

4.  Restructuring and Restructuring-Related Charges

In August, 2005, the Company merged with General Binding Corporation (“GBC”).  Subsequent to the merger, significant restructuring actions have been initiated, which have resulted in the closure or consolidation of facilities that are engaged in manufacturing and distributing the Company’s products, primarily in North America and Europe. The Company recorded pre-tax restructuring and asset impairment charges of $5.2 million and $0.7 million during the three months ended March 31, 2008 and 2007, respectively, related to these actions. Additional charges are expected to be incurred throughout 2008 and 2009 as the Company continues to identify and implement the specific phases of its strategic and business integration plans.

A summary of the activity in the restructuring accounts and a reconciliation of the liability for, and as of, the three months ended March 31, 2008 are as follows:

(in millions of dollars)	Balance at December 31, 2007	Total Provision	Cash Expenditures	Non-cash Write-offs/ Currency Change	Balance at March 31, 2008

Employee termination costs	$20.2	$4.1	$(9.2)	$0.5	$15.6
Termination of lease agreements	2.8	0.8	(0.4)	—	3.2
Subtotal	23.0	4.9	(9.6)	0.5	18.8
Asset impairments and net loss on disposal of assets resulting from restructuring activities (1)	—	0.3	—	(0.3)	—
Total rationalization of operations	$23.0	$5.2	$(9.6)	$0.2	$18.8

(1)  Included in the total restructuring provision recognized during the three months ended March 31, 2008, is a pre-tax charge of $0.3 million related to the exit of a facility meeting the criteria for recognition as an impaired disposal group as defined by SFAS 144, Impairment or Disposal of Long-Lived Assets.

Of the 1,442 positions planned for elimination under restructuring initiatives provided for through March 31, 2008, 1,166 had been eliminated as of the balance sheet date.

Management expects the $15.6 million employee termination costs balance to be substantially paid within the next twelve months.  Lease costs included in the $3.2 million balance are expected to continue until the last lease terminates in 2013.

In association with the Company’s restructuring activities, certain restructuring-related costs were expensed to cost of products sold and advertising, selling, general and administrative expense in the income statement. These charges were principally related to the implementation of the new company footprint, including internal and external project management costs, outside consulting and strategic product category exits. For the three months ended March 31, 2008 and 2007 these charges totaled $5.6 million and $6.8 million, respectively. The Company expects to record additional amounts as it continues its restructuring initiatives.

5.  Acquisition

The determination of goodwill required in the purchase price allocation related to the acquisition included accruals for certain estimated costs, including those related to the closure of GBC facilities, the termination of GBC lease agreements and to GBC employee-related severance arrangements. The amount provided for these costs as of the date of acquisition was $31.1 million.

The following table provides a reconciliation of the activity by cost category from December 31, 2007 through March 31, 2008.

(in millions of dollars)	Balance at December 31, 2007	Adjustments to Reserve	Cash Expenditures	Non-cash Write-offs/ Currency Change	Balance at March 31, 2008

Employee termination costs	$1.2	$—	$(0.3)	$—	$0.9
Termination of lease agreements	5.2	(0.1)	(0.7)	0.1	4.5
Other	1.1	—	—	—	1.1
Total	$7.5	$(0.1)	$(1.0)	$0.1	$6.5

6.  Stock -Based Compensation

The following table summarizes the Company’s stock-based compensation (including stock options, restricted stock units (“RSUs”) and performance stock units (“PSUs”)) for the three months ended March 31, 2008 and 2007.

	Three Months Ended March 31,
(in millions of dollars)	2008	2007
Stock option compensation expense	$1.4	$2.2
RSU compensation expense	1.0	0.8
PSU compensation expense (income)	(1.5)	0.7
Total	$0.9	$3.7

During the first quarter of 2008, the Company’s Board of Directors approved a stock compensation grant, which consisted of 442,895 stock options, 328,767 RSUs and 445,967 PSUs.

The Company grants PSUs in connection with long-term incentive awards.  An award of PSU grants is dependent on reaching predetermined performance measures as determined by the Company’s Compensation Committee (the “Committee”) of the Board of Directors.  The Company generally recognizes compensation expense for its PSU awards ratably over the performance period based on management’s judgment of the likelihood that performance measures will be attained.  Based on current expectations, during the first quarter of 2008 management determined that performance measures related to 390,000 outstanding PSUs were not probable of being achieved.  As a result the Company reversed approximately $3.7 million of previously recognized compensation expense.  In addition the Committee modified the previously issued PSU grants reflecting changes to the performance measures for the 2006 – 2008 and 2007 – 2009 performance periods.  Since the performance targets of the outstanding PSUs associated with these grants were considered improbable under the original terms of the grants, but considered probable under the modified terms, in accordance with SFAS 123(R), compensation cost will be based on the number of awards expected to vest multiplied by the fair value of the modified award on the date of modification.  These costs shall be recognized ratably over the remaining performance period (based on the expected vesting date for each grantee).  PSU compensation income recorded during the first quarter of 2008 was $(1.5) million comprising $1.4 million of expense for the current year PSU grant (2008 – 2010 performance period) and $(2.9) million, net for the modified PSU grants.

Unrecognized compensation cost related to unvested stock options, RSUs and PSUs was approximately $5.6 million, $9.5 million and $8.1 million, respectively, as of March 31, 2008.

7.  Inventories

Inventories are stated at the lower of cost or market value. The components of inventories are as follows:

(in millions of dollars)	March 31, 2008	December 31, 2007
Raw materials	$33.9	$32.9
Work in process	12.9	10.3
Finished goods	270.6	256.2
Total inventories	$317.4	$299.4

8.  Goodwill and Intangibles

The table below presents goodwill by segment:

(in millions of dollars)	Balance at December 31, 2007	Translation and Other	Balance at March 31, 2008
Reportable Segment
Office Products Group	$211.2	$2.4	$213.6
Document Finishing Group	137.0	3.2	140.2
Computer Products Group	6.8	—	6.8
Commercial Laminating Solutions Group	60.2	1.5	61.7
Total	$415.2	$7.1	$422.3

Identifiable Intangible Assets

The gross carrying value and accumulated amortization by class of identifiable intangible assets as of March 31, 2008 and December 31, 2007 are as follows:

	March 31, 2008				December 31, 2007
(in millions of dollars)	Gross Carrying Amounts	Accumulated Amortization		Net Book Value	Gross Carrying Amounts	Accumulated Amortization		Net Book Value
Indefinite-lived intangible assets:
Trade names	$198.6	$(44.5	)(1)	$154.1	$196.9	$(44.5	)(1)	$152.4
Amortizable intangible assets:
Trade names	71.1	(28.0)		43.1	70.9	(27.2)		43.7
Customer and contractual relationships	42.2	(18.2)		24.0	41.5	(16.5)		25.0
Patents/proprietary technology	12.1	(3.9)		8.2	12.2	(3.5)		8.7
Subtotal	125.4	(50.1)		75.3	124.6	(47.2)		77.4
Total identifiable intangibles	$324.0	$(94.6)		$229.4	$321.5	$(91.7)		$229.8

(1)  Accumulated amortization prior to the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets.”

The Company’s intangible amortization expense was $2.5 million and $2.6 million for the three months ended March 31, 2008 and 2007, respectively. Estimated 2008 amortization expense is $9.0 million, and is expected to decline by approximately $1.0 million for each of the five years following.

As more fully described in the Company’s 2007 annual report on Form 10-K, the Company must complete an annual assessment of the carrying value of its goodwill. The Company performed this assessment during the second quarter of 2007 and concluded that no impairment existed.

During the fourth quarter of 2007, based on events and underlying trends in its Commercial Laminating Solutions business, the Company determined that this business was unlikely to generate the necessary cash flows to support the recorded value of goodwill on the balance sheet.  As a result, the Company recorded a non-cash goodwill impairment charge of $35.1 million pretax and after-tax to reduce the carrying value of its goodwill in this reporting unit to its implied fair value.

9.  Pension and Other Retiree Benefits

The components of net periodic benefit cost for pension and postretirement plans for the three months ended March 31, 2008 and 2007 are as follows:

	Three Months Ended March 31,
	Pension Benefits
	U.S.		International		Postretirement
(in millions of dollars)	2008	2007	2008	2007	2008	2007
Service cost	$1.2	$2.2	$1.0	$1.5	$0.1	$0.1
Interest cost	2.2	2.1	4.3	3.7	0.2	0.2
Expected return on plan assets	(2.9)	(2.8)	(5.3)	(4.9)	—	—
Amortization of prior service cost	—	—	0.1	0.1	—	—
Amortization of net loss (gain)	—	0.3	0.2	0.7	(0.2)	(0.2)
Total net periodic benefit cost	$0.5	$1.8	$0.3	$1.1	$0.1	$0.1

The Company expects to contribute approximately $6.8 million to its pension plans in 2008. For the three months ended March 31, 2008, the Company has contributed approximately $1.3 million to those plans.

10.  Long-term Debt and Short-term Borrowings

Notes payable and long-term debt consisted of the following at March 31, 2008 and December 31, 2007:

(in millions of dollars)	March 31, 2008	December 31, 2007
U.S. Dollar Senior Secured Term Loan Credit Facility (weighted-average floating interest rate of 4.92% at March 31, 2008 and 6.79% at December 31, 2007)	$246.0	$301.0
British Pound Senior Secured Term Loan Credit Facility (weighted-average floating interest rate of 7.48% at March 31, 2008 and 8.12% at December 31, 2007)	53.3	63.1
Euro Senior Secured Term Loan Credit Facility (weighted-average floating interest rate of 6.29% at March 31, 2008 and 6.51% at December 31, 2007)	46.0	53.3
U.S. Dollar Senior Secured Revolving Credit Facility (weighted-average floating interest rate of 4.50% at March 31, 2008)	75.0	—
Securitization borrowings (floating interest rate of 3.66% at March 31, 2008)	63.5	—
U.S. Dollar Senior Subordinated Notes, due 2015 (fixed interest rate of 7.625%)	339.9	350.0
Other borrowings	7.3	7.9
Total debt	831.0	775.3
Less: current portion	(82.2)	(6.8)
Total long-term debt	$748.8	$768.5

During the first quarter of 2008, the Company amended its senior secured credit facilities, providing the Company with greater financial flexibility, primarily through changes to certain definitions and provisions of the agreements.

During the first quarter of 2008, the Company acquired $10.1 million of outstanding Senior Subordinated Notes resulting in a gain of $1.4 million on the early extinguishment of debt that was included in Other (income) expense, net in the condensed consolidated statements of operations.

As more fully described in the Company’s 2007 annual report on Form 10-K, the Company must meet certain restrictive debt covenants under the senior secured credit facilities. The indenture governing the senior subordinated notes also contains certain covenants. As of and for the periods ended March 31, 2008 and December 31, 2007, the Company was in compliance with all applicable covenants.

In January of 2008, the Company entered into a three-year accounts receivable securitization program with a financial institution.  The program allows the Company to sell, on a revolving basis, an undivided interest in up to $75 million of eligible U.S. receivables.  The eligible receivables are sold without recourse to a third-party conduit through a wholly-owned bankruptcy remote special purpose entity, ACCO Brands Receivables Funding LLC, that is consolidated for financial reporting purposes.  Because ACCO Brands Receivables Funding LLC has the right to repurchase the sold receivables, sales of receivables under the program are accounted for as a secured borrowing.  The receivables outstanding and the corresponding debt are included as “Accounts receivable, net” and “Long-term debt,” respectively, on our Consolidated Balance Sheets.  We record the financing costs associated with the program in “Interest expense, net” in our Consolidated Statements of Operations.  Financing costs for the three months ended March 31, 2008 were $0.7 million.  As of March 31, 2008, the Company’s borrowings under the program were $63.5 million.  Cash proceeds of $75 million received at the inception of the program were used to pay down the existing term loan facilities.  The accounts receivable securitization program contains certain financial covenants including a minimum interest coverage ratio and a maximum leverage ratio. As of March 31, 2008, the Company was in compliance with these covenants.

11.  Fair Value of Financial Instruments

   The Company adopted SFAS 157 on January 1, 2008 for financial assets and liabilities measured on a recurring basis.  SFAS 157 applies to all financial assets and financial liabilities that are being measured and reported on a fair value basis. There was no impact upon adoption of SFAS 157 to the consolidated financial statements.

SFAS 157 requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements.  SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).  SFAS 157 classifies the inputs used to measure fair value into the following hierarchy:

Level 1	Unadjusted quoted prices in active markets for identical assets or liabilities

Level 2	Unadjusted quoted prices in active markets for similar assets or liabilities, or

Unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or

Inputs other than quoted prices that are observable for the asset or liability

Level 3	Unobservable inputs for the asset or liability

The Company utilizes the best available information in measuring fair value.  Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The Company has determined that its financial assets and liabilities are Level 2 in the fair value hierarchy.  The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2008:

March 31,
2008
Liabilities:
Cross-currency swap	$55.1
Forward currency contracts	4.9

The Company’s cross-currency swap is included in Postretirement and Other Liabilities on our condensed consolidated balance sheet and matures in August 2010.  The Company’s forward currency contracts are included in Other Current Assets and mature within 12 months.  The forward foreign currency exchange contracts and cross-currency swap are primarily valued based on the foreign currency spot and forward rates quoted by the banks or foreign currency dealers.  As such, these derivative instruments are classified within Level 2.

12.  Information on Business Segments

The Company’s four business segments are described below.

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

Financial information by reportable segment is set forth below.

Net sales by business segment are as follows:

	Three Months Ended March 31,
(in millions of dollars)	2008	2007
Office Products Group	$200.9	$217.3
Document Finishing Group	134.3	137.7
Computer Products Group	48.0	49.4
Commercial Laminating Solutions Group	43.8	41.5
Net sales	$427.0	$445.9

Operating income by business segment is as follows (a):

	Three Months Ended March 31,
(in millions of dollars)	2008	2007
Office Products Group	$6.7	$11.4
Document Finishing Group	2.8	3.7
Computer Products Group	6.5	5.6
Commercial Laminating Solutions Group	0.9	0.6
Subtotal	16.9	21.3
Corporate	(6.0)	(8.3)
Operating income	10.9	13.0
Interest expense	16.1	14.9
Equity in (earnings) of joint ventures	(1.7)	(1.1)
Other (income) expense, net	(0.9)	0.2
Loss before income taxes and minority interest	$(2.6)	$(1.0)

(a)   Operating income as presented in the segment table above is defined as i) net sales; ii) less cost of products sold; iii) less advertising, selling, general and administrative expenses; iv) less amortization of intangibles; and v) less restructuring charges.

13.  Earnings per Share

Total outstanding shares as of March 31, 2008 and 2007 were 54.2 million and 53.9 million, respectively.  The calculation of basic earnings per common share is based on the weighted average number of common shares outstanding in the year, or period, over which they were outstanding. The Company’s diluted earnings per common share assumes that any common shares outstanding were increased by shares that would be issued upon exercise of those stock units for which the average market price for the period exceeds the exercise price; less, the shares that could have been purchased by the Company with the related proceeds, including compensation expense measured but not yet recognized, net of tax.  Due to the loss during the three months ended March 31, 2008, the denominator in the diluted earnings per share calculation does not include the effects of options as it would result in a less dilutive computation.  As a result, diluted earnings per share for the three months ended March 31, 2008 are the same as basic earnings per share.

	Three Months Ended March 31,
(in millions)	2008	2007
Weighted average number of common shares outstanding — basic	54.1	53.9
Employee stock options	—	0.8
Restricted stock units	—	0.2
Adjusted weighted-average shares and assumed conversions (1) — diluted	54.1	54.9

(1)  The Company has dilutive shares related to stock options and restricted stock units that were granted under the Company’s stock compensation plans.  As of March 31, 2008 and 2007, approximately 5.9 million shares and 1.9 million shares, respectively, were excluded from the calculation of diluted earnings per share as their inclusion would have been anti-dilutive.

14.  Commitments and Contingencies

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

15.  Comprehensive Income

Comprehensive income is defined as net income and other changes in stockholders’ equity from transactions and other events from sources other than stockholders, including currency translation gains and losses. Total comprehensive income recognized during the three months ended March 31, 2008 and 2007 was $5.6 million and $1.5 million, respectively.  Total comprehensive income recognized in the current year was principally due to foreign currency translation adjustments and the net loss realized.

16.  Income Taxes

For the three months ended March 31, 2008, the Company recorded an income tax benefit of $0.8 million versus an income tax benefit of $1.3 million in the prior year. The tax benefit of 30.8% in the current year compares to a tax benefit of 130.0% last year.  The tax benefit for the prior year was due to the pre-tax loss, and was increased by the excess foreign tax credit associated with a dividend received.

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

17.  Joint Venture Investments

Summarized below is financial information for the Company’s joint ventures, which are accounted for under the equity method.  Accordingly, the Company has recorded its proportionate share of earnings or losses on the line entitled “Equity in earnings of joint ventures” in the condensed consolidated statements of operations.

	Three Months Ended March 31,
(in millions of dollars)	2008	2007
Net sales	$31.4	$28.0
Gross profit	16.8	13.9
Operating income	4.2	3.2
Net income	3.1	2.3

	March 31,	December 31,
(in millions of dollars)	2008	2007
Current assets	$67.9	$62.7
Non-current assets	23.1	22.4
Current liabilities	27.4	25.4
Non-current liabilities	12.7	13.2

18.  Condensed Consolidated Financial Information

The Company’s 100% owned domestic subsidiaries have jointly and severally, fully and unconditionally, guaranteed certain outstanding notes issued by the Company. Rather than filing separate financial statements for each guarantor subsidiary with the Securities and Exchange Commission, the Company has elected to present the following consolidating financial statements, which detail the results of operations for the three months ended March 31, 2008 and 2007, cash flows for the three months ended March 31, 2008 and 2007 and financial position as of March 31, 2008 and December 31, 2007 of the Company and its guarantor and non-guarantor subsidiaries (in each case carrying investments under the equity method), and the eliminations necessary to arrive at the reported consolidated financial statements of the Company.

Condensed Consolidating Balance Sheets (Unaudited)

	March 31, 2008
(in millions of dollars)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$4.2	$2.3	$32.1	$—	$38.6
Accounts receivable, net	—	125.6	230.6	—	356.2
Inventory, net	—	166.8	150.6	—	317.4
Receivables from affiliates	340.0	4.1	21.5	(365.6)	—
Deferred income taxes	15.9	8.4	10.7	—	35.0
Other current assets	0.4	24.5	15.6	—	40.5
Total current assets	360.5	331.7	461.1	(365.6)	787.7
Property, plant and equipment, net	1.1	120.1	122.0	—	243.2
Deferred income taxes	65.6	3.5	26.5	—	95.6
Goodwill	—	236.5	185.8	—	422.3
Identifiable intangibles, net	70.1	92.4	66.9	—	229.4
Other assets	15.2	28.3	66.0	—	109.5
Investment in, long-term receivable from, affiliates	896.0	748.4	197.9	(1,842.3)	—
Total assets	$1,408.5	$1,560.9	$1,126.2	$(2,207.9)	$1,887.7
Liabilities and Stockholders’ Equity
Current liabilities
Notes payable to banks	$75.0	$—	$6.1	$—	$81.1
Current portion of long-term debt	—	0.1	1.0	—	1.1
Accounts payable	—	81.7	79.6	—	161.3
Accrued customer program liabilities	—	39.7	52.7	—	92.4
Other current liabilities	5.5	60.4	90.5	—	156.4
Payables to affiliates	7.1	486.0	308.5	(801.6)	—
Total current liabilities	87.6	667.9	538.4	(801.6)	492.3
Long-term debt	585.9	64.0	98.9	—	748.8
Long-term notes payable to affiliates	178.2	92.8	16.0	(287.0)	—
Deferred income taxes	45.9	8.6	39.3	—	93.8
Postretirement and other liabilities	65.9	12.4	29.5	—	107.8
Total liabilities	963.5	845.7	722.1	(1,088.6)	1,442.7
Stockholders’ equity
Common stock	0.6	600.1	36.5	(636.6)	0.6
Treasury stock	(1.2)	—	—	—	(1.2)
Paid-in capital	1,390.2	565.5	241.7	(807.2)	1,390.2
Accumulated other comprehensive (loss) income	(1.8)	(17.6)	55.8	(38.2)	(1.8)
Accumulated (deficit) retained earnings	(942.8)	(432.8)	70.1	362.7	(942.8)
Total stockholders’ equity	445.0	715.2	404.1	(1,119.3)	445.0
Total liabilities and stockholders’ equity	$1,408.5	$1,560.9	$1,126.2	$(2,207.9)	$1,887.7

Condensed Consolidating Balance Sheets

	December 31, 2007
(in millions of dollars)	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$8.4	$(0.3)	$34.2	$—	$42.3
Accounts receivable, net	—	175.2	240.1	—	415.3
Inventory, net	—	150.2	149.2	—	299.4
Receivables from affiliates	333.9	11.6	16.4	(361.9)	—
Deferred income taxes	15.9	8.4	10.8	—	35.1
Other current assets	0.8	15.1	13.9	—	29.8
Total current assets	359.0	360.2	464.6	(361.9)	821.9
Property, plant and equipment, net	1.0	118.8	118.5	—	238.3
Deferred income taxes	64.1	4.8	23.0	—	91.9
Goodwill	—	237.3	177.9	—	415.2
Identifiable intangibles, net	70.1	93.7	66.0	—	229.8
Other assets	15.8	23.4	62.2	—	101.4
Investment in, long-term receivable from, affiliates	880.5	800.2	198.0	(1,878.7)	—
Total assets	$1,390.5	$1,638.4	$1,110.2	$(2,240.6)	$1,898.5
Liabilities and Stockholders’ Equity
Current liabilities
Notes payable to banks	$—	$—	$6.4	$—	$6.4
Current portion of long-term debt	—	0.2	0.2	—	0.4
Accounts payable	—	115.4	87.2	—	202.6
Accrued customer program liabilities	—	58.6	59.6	—	118.2
Other current liabilities	13.7	67.1	89.8	—	170.6
Payables to affiliates	7.5	507.4	296.6	(811.5)	—
Total current liabilities	21.2	748.7	539.8	(811.5)	498.2
Long-term debt	651.0	0.5	117.0	—	768.5
Long-term notes payable to affiliates	178.2	92.7	15.3	(286.2)	—
Deferred income taxes	51.9	9.4	42.1	—	103.4
Postretirement and other liabilities	49.7	12.7	27.7	—	90.1
Total liabilities	952.0	864.0	741.9	(1,097.7)	1,460.2
Stockholders’ equity
Common stock	0.6	600.9	36.5	(637.4)	0.6
Treasury stock	(1.1)	—	—	—	(1.1)
Paid-in capital	1,388.9	623.8	241.8	(865.6)	1,388.9
Accumulated other comprehensive (loss) income	(9.2)	(17.8)	39.4	(21.6)	(9.2)
Accumulated (deficit) retained earnings	(940.7)	(432.5)	50.6	381.7	(940.9)
Total stockholders’ equity	438.5	774.4	368.3	(1,142.9)	438.3
Total liabilities and stockholders’ equity	$1,390.5	$1,638.4	$1,110.2	$(2,240.6)	$1,898.5

Condensed Consolidating Income Statements (Unaudited)

	Three months ended March 31, 2008
(in millions of dollars)	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Unaffiliated sales	$—	$191.9	$235.1	$—	$427.0
Affiliated sales	—	14.2	8.0	(22.2)	—
Net sales	—	206.1	243.1	(22.2)	427.0
Cost of products sold	—	153.9	169.2	(22.2)	300.9
Advertising, selling, general and administrative expenses	6.6	53.2	47.7	—	107.5
Amortization of intangibles	—	1.3	1.2	—	2.5
Restructuring and asset impairment charges	—	2.1	3.1	—	5.2
Operating (loss) income	(6.6)	(4.4)	21.9	—	10.9
Interest (income) expense from affiliates	(1.3)	(0.8)	2.1	—	—
Interest expense	11.6	2.2	2.3	—	16.1
Equity in (earnings) of joint ventures	—	—	(1.7)	—	(1.7)
Other (income) expense, net	(0.9)	(2.5)	2.5	—	(0.9)
(Loss) income before taxes, minority interest and earnings (losses) of wholly owned subsidiaries	(16.0)	(3.3)	16.7	—	(2.6)
Income tax expense (benefit)	(2.3)	(1.5)	3.0	—	(0.8)
Minority interest	—	—	—	—	—
(Loss) income before earnings (losses) of wholly owned subsidiaries	(13.7)	(1.8)	13.7	—	(1.8)
Earnings (losses) of wholly owned subsidiaries	11.9	3.2	—	(15.1)	—
Net income (loss)	$(1.8)	$1.4	$13.7	$(15.1)	$(1.8)

	Three months ended March 31, 2007
(in millions of dollars)	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Unaffiliated sales	$—	$223.2	$222.7	$—	$445.9
Affiliated sales	—	16.0	11.4	(27.4)	—
Net sales	—	239.2	234.1	(27.4)	445.9
Cost of products sold	—	176.9	167.2	(27.4)	316.7
Advertising, selling, general and administrative expenses	10.4	55.1	47.4	—	112.9
Amortization of intangibles	—	1.5	1.1	—	2.6
Restructuring and asset impairment charges	—	(0.1)	0.8	—	0.7
Operating (loss) income	(10.4)	5.8	17.6	—	13.0
Interest (income) expense from affiliates	(0.3)	(0.4)	0.7	—	—
Interest expense	10.1	2.7	2.1	—	14.9
Equity in (earnings) of joint ventures	—	—	(1.1)	—	(1.1)
Other (income) expense, net	(0.8)	(2.4)	3.4	—	0.2
(Loss) income before taxes and earnings (losses) of wholly owned subsidiaries	(19.4)	5.9	12.5	—	(1.0)
Income tax expense (benefit)	(4.9)	0.4	3.2	—	(1.3)
Minority interest	—	—	0.1	—	0.1
(Loss) income before earnings (losses) of wholly owned subsidiaries	(14.5)	5.5	9.2	—	0.2
Earnings (losses) of wholly owned subsidiaries	14.7	4.0	—	(18.7)	—
Net income (loss)	$0.2	$9.5	$9.2	$(18.7)	$0.2

Condensed Consolidating Statement of Cash Flows (Unaudited)

	Three Months Ended March 31, 2008
(in millions of dollars)	Parent	Guarantors	Non-Guarantors	Consolidated
Net cash (used) provided by operating activities	$(19.6)	$(32.5)	$11.0	$(41.1)
Investing activities:
Additions to property, plant and equipment	(0.2)	(11.1)	(5.0)	(16.3)
Proceeds from the disposition of assets	—	0.4	0.2	0.6
Net cash used by investing activities	(0.2)	(10.7)	(4.8)	(15.7)
Financing activities:
Intercompany financing	4.8	(21.7)	16.9	—
Intercompany dividends received (paid)	—	4.5	(4.5)	—
Repayments of long-term debt	(63.7)	—	(20.3)	(84.0)
Proceeds from long-term borrowings	—	63.5	—	63.5
Borrowings of short-term debt	75.0	—	(0.6)	74.4
Cost of debt issuance	(0.7)	(0.5)	—	(1.2)
Proceeds from the exercise of stock options	0.2	—	—	0.2
Net cash provided (used) by financing activities	15.6	45.8	(8.5)	52.9
Effect of foreign exchange rate changes on cash	—	—	0.2	0.2
Net increase (decrease) in cash and cash equivalents	(4.2)	2.6	(2.1)	(3.7)
Cash and cash equivalents at the beginning of the period	8.4	(0.3)	34.2	42.3
Cash and cash equivalents at the end of the period	$4.2	$2.3	$32.1	$38.6

	Three Months Ended March 31, 2007
(in millions of dollars)	Parent	Guarantors	Non- Guarantors	Consolidated
Net cash (used) provided by operating activities	$(21.8)	$11.9	$(8.7)	$(18.6)
Investing activities:
Additions to property, plant and equipment	—	(6.2)	(2.8)	(9.0)
Proceeds from the disposition of assets	—	—	0.1	0.1
Net cash used by investing activities	—	(6.2)	(2.7)	(8.9)
Financing activities:
Intercompany financing	11.5	(12.3)	0.8	—
Net dividends received (paid)	—	3.5	(3.5)	—
Borrowings of short-term debt	6.6	—	0.1	6.7
Proceeds from the exercise of stock options	1.9	—	—	1.9
Other financing activities	(0.1)	—	—	(0.1)
Net cash provided (used) by financing activities	19.9	(8.8)	(2.6)	8.5
Net decrease in cash and cash equivalents	(1.9)	(3.1)	(14.0)	(19.0)
Cash and cash equivalents at the beginning of the period	2.6	6.5	40.9	50.0
Cash and cash equivalents at the end of the period	$0.7	$3.4	$26.9	$31.0

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We seek to enhance shareholder value by building our leading brands to generate sales, earn profits and create cash flow. We do this by targeting the premium end of select categories, which are characterized by high brand equity, high customer loyalty and a reasonably high price gap between branded and private label products. Our participation in private label, or value categories, is limited to areas where we believe we have an economic advantage or where it is necessary to merchandise a complete category.  Through a focus on research, marketing and innovation, we seek to develop new products that meet the needs of our consumers and commercial end-users. In addition, we provide value-added features or benefits that enhance product appeal to our customers. This focus, we believe, increases the premium product positioning of our brands.

We continue to focus on realizing synergies from our merger with GBC. The Company began its 36-month merger integration process in 2006, and since that time we have made significant progress in streamlining operations and reducing costs.  Synergy savings of $15 million were realized in 2007, and an additional $25 million are expected in 2008, which, if achieved, will result in $40 million in total annual savings.  We expect that new projects now under way will yield a further $20 million in annual savings by the end of 2009.

While achieving cost efficiencies is an important outcome, we believe the integration of ACCO Brands and GBC is an opportunity to accomplish a permanent transformation of our business and create a platform for future growth.  First, we are developing a foundation for improving our customer relevance and response capabilities, primarily by unifying and strengthening our sales forces, customer service organizations, and supply chain operations.  Second, we are creating a simpler, streamlined business model, improving the way the Company conducts business globally, but particularly in Europe, where our new pan-European operating model is in place to better serve our larger customers.  Third, we continue to refine our product portfolio, eliminating low-return products, as well as the cost and complexity associated with maintaining excess inventory.  This allows us to focus the majority of our effort on future-growth, high-return, global products and categories with growth potential.  And fourth, we are significantly increasing our investment in our core brands and placing greater emphasis on driving consumer preference, as such we ramped up our go-to-market spend by $30 million.

Our already-strong free cash flow generation will improve as capital expenditures and restructuring costs subside, allowing us the flexibility to further reduce debt and take other actions that build shareholder value.  We expect to have the capacity to reduce our debt in the range of $90 to $110 million in 2008.

We completed the sale of the MACO® labels product line during the fourth quarter of 2007 and discontinued other low-margin products in the Office Products and Document Finishing Groups in 2007.  In aggregate, these businesses and products represented approximately $110 million of annual net sales.  The impact of the divestiture and exits on these segments is expected to continue throughout 2008 with a negative effect on net sales, but a positive impact on margins.  In addition, during the fourth quarter of 2007 the Company engaged BMO Capital Markets to assist in the completion of a strategic review of our Commercial Laminating Solutions business.  The review is expected to be completed during the second half of 2008.

The following discussion includes the consolidated financial results of ACCO Brands Corporation for the three months ended March 31, 2008 and 2007, respectively.  The discussion of operating results at the consolidated level is followed by a more detailed discussion of operating results by segment.

Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements of ACCO Brands Corporation and the accompanying notes contained therein.

Overview

ACCO Brands’ results are dependent upon a number of factors affecting sales, including pricing and competition. Historically, key drivers of demand in the office products industry have included trends in white collar employment levels, gross domestic product (GDP) and growth in the number of small businesses and home offices together with increasing usage of personal computers. Pricing and demand levels for office products have also reflected a substantial consolidation within the global resellers of office products. This has led to multiple years of industry pricing pressure and a more efficient level of asset utilization by customers, resulting in lower sales volumes for suppliers of office products. We sell products in highly competitive markets, and compete against large international and national companies, regional competitors and against our own customers’ direct and private-label sourcing initiatives.

As much of our business is conducted in foreign markets (approximately 49% of revenues for the fiscal year ended December 31, 2007), foreign currency plays a major role in our reported results.  During the first three months of 2008, the U.S. dollar weakened relative to certain currencies.  This benefited ACCO Brands as the same amount of foreign (e.g. local) currency units were translated into more U.S. dollars.  Our foreign operations’ purchases of outsourced products are primarily denominated in U.S. dollars, and as a result their costs of goods sold decreased as the value of the U.S. dollar has weakened.  A significant portion of these purchases are hedged with forward currency contracts which delays much of the effect of the weakening U.S. dollar in the short term.

We have completed the integration of our Office Products Group, making significant progress toward relocating our people, aligning our customer relationships and upgrading information technology systems.  Since the acquisition of GBC we have announced and moved ahead with plans to close, consolidate, downsize, or relocate more than 39 manufacturing, distribution and administrative operations.  The Company also successfully integrated key information technology systems in the U.S., France, Holland, Canada and Mexico, creating a common technology platform for its office products businesses, and consolidated its European office products sales force and several distribution centers. As a result of these actions, the Company expects to ultimately account for all of the previously announced cumulative $40 million of targeted annual cost synergies by the end of 2008 and expects an additional $20 million in annualized synergies to be realized by the end of 2009, which, if achieved, is expected to result in a cumulative total of $60 million in targeted annualized synergies that would be realized by the end of 2009.

Cash payments related to the Company’s restructuring and integration activities amounted to $14.8 million (excluding capital expenditures) during the first quarter of 2008.  It is expected that additional disbursements of approximately $40 million, net of expected proceeds from real estate held-for-sale, will be completed by the end of 2009 as the Company continues to implement additional phases of its strategic and business integration plans. The Company has adequate resources to finance the anticipated requirements.

Three Months Ended March 2008 versus 2007

Results

The following table presents the Company’s results for the three months ended March 31, 2008 and 2007, respectively.  Restructuring and restructuring-related expenses have been noted where appropriate, as management believes that a comparative review of these costs and their relative impact on operating income allows for a better understanding of the underlying business performance from period to period.  Restructuring-related expenses represent costs related to restructuring projects which cannot be reported as restructuring under U.S. GAAP (e.g., losses on inventory disposal related to product category exits, manufacturing inefficiencies following the start of manufacturing operations at a new facility following closure of the old facility, SG&A reorganization and implementation costs, dedicated consulting, etc.).

	Three Months Ended March 31,		Amount of Change
(in millions of dollars)	2008	2007	$	%
Net sales	$427.0	$445.9	$(18.9)	(4)%
Gross profit	126.1	129.2	(3.1)	(2)%
Gross profit margin	29.5%	29.0%		0.5	pts
Advertising, selling, general and administrative expenses	107.5	112.9	(5.4)	(5)%
Restructuring and asset impairment charges	5.2	0.7	4.5	NM
Operating income	10.9	13.0	(2.1)	(16)%
Operating income margin	2.6%	2.9%		(0.3	)pts
Interest expense, net	16.1	14.9	1.2	8%
Equity in (earnings) of joint ventures	(1.7)	(1.1)	(0.6)	(55)%
Other (income) expense, net	(0.9)	0.2	(1.1)	NM
Income tax benefit	(0.8)	(1.3)	0.5	38%
Effective tax rate	(30.8)%	(130.0)%		NM
Net income (loss)	(1.8)	0.2	(2.0)	NM

Restructuring-related expense included in cost of products sold	3.1	3.0
Restructuring-related expense included in SG&A	2.5	3.8

Net Sales

Net sales decreased $18.9 million, or 4%, to $427.0 million.  The decrease reflects a significant decline in U.S. and U.K. sales volumes, particularly in the Office Products Group, driven by the previously reported loss of product placement, weak consumer demand and related customer inventory reductions.  Additionally, the impact of an earlier Easter Holiday further contributed to lower volumes in Europe and Australia. The loss of product placement impacted sales by $15.8 million and the exit of certain non-strategic businesses impacted sales by a further $6.9 million.  These decreases were partially offset by the positive impact of $23.9 million in currency translation as well as price increases.

Gross Profit

Gross profit decreased $3.1 million, or 2%, to $126.1 million, principally due to lower sales volume, while gross profit margin increased to 29.5% from 29.0%.  Currency translation positively impacted gross profit by $13.2 million. The increase as a percentage of sales was attributable to the flow-through from price increases net of raw material cost increases and product outsourcing savings.

SG&A (Advertising, selling, general and administrative expenses)

SG&A decreased $5.4 million, or 5%, to $107.5 million, and as a percentage of sales to 25.2% from 25.3%. Currency translation resulted in a $4.3 million increase in SG&A expenses.  The improvement was related to merger integration synergies, lower management incentive costs, lower pension costs and reduced overall spending.  As further discussed in Note 6, Stock-Based Compensation, during the first quarter of 2008 the Company modified certain of its performance-based equity compensation accruals resulting in a net reduction of $2.9 million in SG&A.

Operating Income

Operating income decreased $2.1 million, or 16%, to $10.9 million, and as a percentage of sales to 2.6% from 2.9%. The decrease in operating income was driven by increased restructuring and restructuring-related charges and reduced sales volume, partially offset by lower spending as discussed above.

Interest Expense, Equity in Earnings of Joint Ventures and Other (Income) Expense

Interest expense increased $1.2 million to $16.1 million reflecting accelerated debt amortization costs due to the loan prepayments and the impact of higher exchange rates on foreign borrowings.

Equity in earnings of joint ventures increased $0.6 million to $1.7 million reflecting higher income from our unconsolidated joint ventures compared to the prior-year quarter.

Other income increased $1.1 million to $0.9 million.  During the first quarter of 2008, the Company purchased $10.1 million of its outstanding Senior Subordinated Notes resulting in a gain of $1.4 million on the early extinguishment of debt.

Income Taxes

For the quarter ended March 31, 2008, the Company recorded an income tax benefit of $0.8 million versus a tax benefit of $1.3 million recorded in the prior-year quarter. The effective tax rate for the quarter ended March 31, 2008 was (30.8)% compared to (130.0)% for the quarter ended March 31, 2007.  The tax benefit for the prior year was due to the pre-tax loss, and was increased by an excess foreign tax credit associated with a dividend received.

Net Income/(Loss)

Net loss was $(1.8) million, or $(0.03) per diluted share, compared to net income of $0.2 million, or $0.00 per diluted share, in the prior-year quarter. The decrease primarily reflects the significant decline in sales experienced during the first quarter of 2008 as discussed above.

Segment Discussion

Office Products Group

Results

	Three Months Ended March 31,		Amount of Change
(in millions of dollars)	2008	2007	$	%
Net sales	$200.9	$217.3	$(16.4)	(8)%
Operating income	6.7	11.4	(4.7)	(41)%
Operating income margin	3.3%	5.2%		(1.9	)pts
Restructuring and related charges	5.6	4.4	1.2	27%

Office Products net sales decreased $16.4 million, or 8%, to $200.9 million. The decrease reflects significant volume declines in the U.S. and U.K. driven by the previously reported loss of product placement and the exit and divestiture of certain non-strategic businesses as well as weaker consumer demand exacerbated by customer inventory reductions.  In addition, an earlier Easter holiday resulted in lower volume in Europe and Australia.  Favorable foreign currency translation of $10.7 million and price increases partially offset the volume declines.

Office Products operating income decreased $4.7 million to $6.7 million and operating income margin decreased to 3.3% from 5.2%.  The decreases in operating income and margin primarily resulted from the significant decline in sales volume and increased restructuring and related charges.  Partially offsetting the decline in operating income were the impacts of price increases and synergy savings.

Document Finishing Group

Results

	Three Months Ended March 31,		Amount of Change
(in millions of dollars)	2008	2007	$	%
Net sales	$134.3	$137.7	$(3.4)	(2)%
Operating income	2.8	3.7	(0.9)	(24)%
Operating income margin	2.1%	2.7%		(0.6	)pts
Restructuring and related charges	4.4	2.1	2.3	110%

Document Finishing net sales decreased $3.4 million, or 2%, to $134.3 million. Currency translation positively impacted net sales by $7.8 million.  Excluding the impact of currency translation, Document Finishing sales decreased 8%, primarily due to lower volumes in the indirect sales channel, principally caused by the previously reported lost product placements and the exit of certain non-strategic product categories as well as weaker consumer demand and related customer inventory reductions.  Lower volumes also resulted from the timing of Easter and small declines in the direct sales channel.  Sales declines were partially offset by modest price increases.

Document Finishing operating income decreased $0.9 million, or 24%, to $2.8 million, and operating income margin decreased to 2.1% from 2.7%.  The decline in operating income reflects lower sales volume as well as increased restructuring and related charges partially offset by the continued benefit from product outsourcing initiatives, lower operating expenses and the impact of price increases.

Computer Products Group

Results

	Three Months Ended March 31,		Amount of Change
(in millions of dollars)	2008	2007	$	%
Net sales	$48.0	$49.4	$(1.4)	(3)%
Operating income	6.5	5.6	0.9	16%
Operating income margin	13.5%	11.3%		2.2	pts
Restructuring and related charges	1.2	0.8	0.4	50%

Computer Products sales decreased $1.4 million, or 3%, to $48.0 million. The decrease was primarily due to significantly lower U.S. sales volumes due to CompUSA store closings, weaker demand and related customer inventory reductions, the timing of the Easter holiday and declines in the iPod® accessory category. The sales decline was partially offset by $2.7 million of favorable currency translation and increased sales volumes in Asia and Latin America.

Operating income increased $0.9 million, or 16%, to $6.5 million, and operating income margin increased to 13.5% from 11.3%. The increase in operating income was due to an additional $0.8 million of royalty income resulting from the final resolution of audits relating to prior periods, as well as the launch of new higher-margin products, lower overall spending and favorable currency translation.

Commercial Laminating Solutions Group

Results

	Three Months Ended March 31,		Amount of Change
(in millions of dollars)	2008	2007	$	%
Net sales	$43.8	$41.5	$2.3	6%
Operating income	0.9	0.6	0.3	50%
Operating income margin	2.1%	1.4%		0.7	pts
Restructuring and related charges	(0.4)	0.2	(0.6)	NM

Commercial Laminating net sales increased $2.3 million, or 6%, to $43.8 million.   Currency translation favorably impacted sales by $2.7 million.  Sales volumes decreased $0.7 million from short-term product availability issues in Europe resulting from a supply chain transition.

Operating income was $0.9 million, compared to operating income of $0.6 million in the prior-year quarter.  The increase was the result of lower restructuring and related costs, offset in part by severance expense unrelated to the Company’s restructuring program.

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

Cash Flow from Operating Activities

Cash used by operating activities was $41.1 million and $18.6 million for the three months ended March 31, 2008 and 2007,

respectively. Net loss in 2008 was $1.8 million compared to net income of $0.2 million in 2007.  Non-cash adjustments to net income were $14.3 million in 2008, compared to $15.9 million in 2007, on a pre-tax basis.  The increase in cash used in operations was attributable to:

•            lower accounts payable as a result of a slowdown of inventory purchases, due to weaker sales demand;

•            higher levels of inventory resulting from the lower sales volumes, principally in the U.S.; and

•            increased cash payments associated with restructuring programs.

This was partially offset by increased cash generation from accounts receivable collections reflective of the decrease in first quarter sales compared to the prior year.

Cash Flow from Investing Activities

Cash used by investing activities was $15.7 million and $8.9 million for the three months ended March 31, 2008 and 2007, respectively.  Gross capital expenditures were $16.3 million and $9.0 million in for the three months ended March 31, 2008 and 2007, respectively. The increase was driven by the cost of new distribution facilities and continued information technology investments.

Cash Flow from Financing Activities

Cash provided by financing activities was $52.9 million in 2008 and was $8.5 million in 2007.  During the first three months of 2008, the Company entered into a three-year accounts receivable securitization program.  At the inception of the program the Company received cash proceeds of $75 million which was used to pay down the existing term loan facilities.  As of March 31, 2008, the Company’s borrowings under the program were $63.5 million.

Capitalization

Total debt at March 31, 2008 was $831.0 million. The ratio of debt to stockholders’ equity at March 31, 2008 was 1.9 to 1.

As of March 31, 2008 the amount available for borrowings under our revolving credit facilities was $62.2 million (allowing for $12.8 million of letters of credit outstanding on that date).

During the first quarter of 2008, the Company amended its senior secured credit facilities, providing the Company with greater financial flexibility, primarily through changes to certain definitions and provisions of the agreements.

As of and for the period ended March 31, 2008, the Company was in compliance with all applicable loan covenants.

In January of 2008, the Company entered into a three-year accounts receivable securitization program with a financial institution.  The program allows the Company to sell, on a revolving basis, an undivided interest in eligible U.S. receivables for up to $75 million.  The eligible receivables are sold without recourse to a third-party conduit through a wholly-owned bankruptcy remote special purpose entity, ACCO Brands Receivables Funding LLC, that is consolidated for financial reporting purposes.  Because ACCO Brands Receivables Funding LLC has the right to repurchase the sold receivables, sales of receivables under the program are accounted for as a secured borrowing.  The receivables outstanding and the corresponding debt are included as “Accounts receivable, net” and “Long-term debt,” respectively, on our Consolidated Balance Sheets.  We record the financing costs associated with the program in “Interest expense, net” in our Consolidated Statements of Operations.  Financing costs for the three months ended March 31, 2008 was $0.7 million.  As of March 31, 2008, the Company’s borrowings under the program were $63.5 million.  Cash proceeds of $75 million received at the inception of the program were used to pay down the existing term loan facilities.  The accounts receivable securitization program contains certain financial covenants including a minimum interest coverage ratio and a maximum leverage ratio.  As of March 31, 2008, the Company was in compliance with these covenants.

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

Forward-Looking Statements

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report contain, and other periodic reports and press releases of the Company may contain, certain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. These forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “will,” “believe,” “expect,” “intend,” “anticipate,” “estimate,” “forecast,” “project,” “plan,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Because actual results may differ from those predicted by such forward-looking statements, you should not rely on such forward-looking statements when deciding whether to buy, sell or hold the Company’s securities. The Company undertakes no obligation to update these forward-looking statements in the future. Among the factors that could cause plans, actions and results to differ materially from current expectations are: fluctuations in cost and availability of raw materials; competition within the markets in which the Company operates; the effects of both general and extraordinary economic, political and social conditions; the dependence of the Company on certain suppliers of manufactured products; the effect of consolidation in the office products industry; the risk that businesses that have been combined into the Company as a result of the merger with General Binding Corporation will not be integrated successfully; the risk that targeted cost savings and synergies from the aforesaid merger and other previous business combinations may not be fully realized or take longer to realize than expected; disruption from business combinations making it more difficult to maintain relationships with the Company’s customers, employees or suppliers; the results of the strategic review being made by the Company of its Commercial Laminating Solutions business and whether any transaction will be completed, or any other action taken by the Company, as a result thereof; foreign exchange rate fluctuations; the development, introduction and acceptance of new products; the degree to which higher raw material costs, and freight and distribution costs, can be passed on to customers through selling price increases and the effect on sales volumes as a result thereof; increases in health care, pension and other employee welfare costs; as well as other risks and uncertainties detailed from time to time in the Company’s SEC filings.

ITEM 3. QUANTITIATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Item 7A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. There has been no material change to Foreign Exchange Risk Management or Interest Rate Risk Management through the period ended March 31, 2008 or through the date of this report.

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

(b)  Changes in Internal Control Over Financial Reporting.

There has been no change in the Company’s internal control over financial reporting that occurred during the three month period ending March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A - Risk Factors in our annual report on Form 10-K for the year ended December 31, 2007. The risk factors described in that annual report could materially adversely affect our business, financial condition or future results. The risks described in that annual report are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently consider immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Number	Description
10.1	Form of Amendment No. 1 to Performance Stock Unit Award Agreement (2006 – 2008 Performance Period) issued under the ACCO Brands Corporation Amended and Restated 2005 Incentive Plan. *

10.2	Form of Amendment No. 1 to Performance Stock Unit Award Agreement (2007 – 2009 Performance Period) issued under the ACCO Brands Corporation Amended and Restated 2005 Incentive Plan. *

10.3	Retirement Agreement for David D. Campbell effective as of May 1, 2008. *

10.4	Retirement Agreement for Neal V. Fenwick effective as of May 1, 2008. *

10.5

Amendment No. 4 to Credit Agreement among the Company, certain of its subsidiaries, the lenders listed on the signature pages thereto, and Citicorp North America, Inc., as Administrative Agent (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant on January 22, 2008 (File No. 001-08454)).

10.6

Receivables Sale and Contribution Agreement, dated January 9, 2008, among ACCO Brands Receivables Funding LLC as Buyer and ACCO Brands USA LLC as Originator, Servicer and sole member of ACCO Brands Receivables Funding LLC (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant on January 10, 2008 (File No. 001-08454)).

10.7

Receivables Purchase Agreement, dated January 9, 2008, among ACCO Brands Receivables Funding LLC, as Seller, ACCO Brands USA LLC, as Servicer, Gotham Funding Corporation, as Purchaser, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Agent (incorporated by reference to Exhibit 10.2 to Form 8-K filed by the Registrant on January 10, 2008 (File No. 001-08454)).

10.8

ACCO Brands Corporation (Frozen) Deferred Compensation Plan (formerly, General Binding Corporation Supplemental Deferred Compensation Plan No. 2) as amended and restated effective January 1, 2008 (incorporated by reference to Exhibit 10.30 to Form 10-K filed by the Registrant on February 29, 2008 (File No. 001-08454)).

10.9

2008 Amended and Restated ACCO Brands Corporation Supplemental Retirement Plan (incorporated by reference to Exhibit 10.31 to Form 10-K filed by the Registrant on February 29, 2008 (File No. 001-08454)).

10.10

Interim Retirement Agreement between ACCO Brands Corporation and John E. Turner effective as of January 7, 2008 (incorporated by reference to Exhibit 10.32 to Form 10-K filed by the Registrant on February 29, 2008 (File No. 001-08454)).

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
Thomas P. O’Neill, Jr.
Vice President, Finance and Accounting
(principal accounting officer)
May 7, 2008

EXHIBIT INDEX

Number	Description
10.1	Form of Amendment No. 1 to Performance Stock Unit Award Agreement (2006 – 2008 Performance Period) issued under the ACCO Brands Corporation Amended and Restated 2005 Incentive Plan. *

10.2	Form of Amendment No. 1 to Performance Stock Unit Award Agreement (2007 – 2009 Performance Period) issued under the ACCO Brands Corporation Amended and Restated 2005 Incentive Plan. *

10.3	Retirement Agreement for David D. Campbell effective as of May 1, 2008. *

10.4	Retirement Agreement for Neal V. Fenwick effective as of May 1, 2008. *

10.5

Amendment No. 4 to Credit Agreement among the Company, certain of its subsidiaries, the lenders listed on the signature pages thereto, and Citicorp North America, Inc., as Administrative Agent (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant on January 22, 2008 (File No. 001-08454)).

10.6

Receivables Sale and Contribution Agreement, dated January 9, 2008, among ACCO Brands Receivables Funding LLC as Buyer and ACCO Brands USA LLC as Originator, Servicer and sole member of ACCO Brands Receivables Funding LLC (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant on January 10, 2008 (File No. 001-08454)).

10.7

Receivables Purchase Agreement, dated January 9, 2008, among ACCO Brands Receivables Funding LLC, as Seller, ACCO Brands USA LLC, as Servicer, Gotham Funding Corporation, as Purchaser, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Agent (incorporated by reference to Exhibit 10.2 to Form 8-K filed by the Registrant on January 10, 2008 (File No. 001-08454)).

10.8

ACCO Brands Corporation (Frozen) Deferred Compensation Plan (formerly, General Binding Corporation Supplemental Deferred Compensation Plan No. 2) as amended and restated effective January 1, 2008 (incorporated by reference to Exhibit 10.30 to Form 10-K filed by the Registrant on February 29, 2008 (File No. 001-08454)).

10.9

2008 Amended and Restated ACCO Brands Corporation Supplemental Retirement Plan (incorporated by reference to Exhibit 10.31 to Form 10-K filed by the Registrant on February 29, 2008 (File No. 001-08454)).

10.10

Interim Retirement Agreement between ACCO Brands Corporation and John E. Turner effective as of January 7, 2008 (incorporated by reference to Exhibit 10.32 to Form 10-K filed by the Registrant on February 29, 2008 (File No. 001-08454)).

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