Form 10-Q
period 2008-06-30
ACCO BRANDS CORP
filed 2008-08-06
CIK 712034

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

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

As of July 31, 2008, the registrant had outstanding 54,171,317 shares of Common Stock.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ACCO Brands Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(in millions of dollars)	June 30, 2008	December 31, 2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$34.2	$42.3
Accounts receivable, net	356.0	415.3
Inventories, net	310.4	299.4
Deferred income taxes	36.1	35.1
Other current assets	38.5	29.8
Total current assets	775.2	821.9
Property, plant and equipment, net	228.3	238.3
Deferred income taxes	95.8	91.9
Goodwill	386.2	415.2
Identifiable intangibles, net	215.8	229.8
Other assets	112.9	101.4
Total assets	$1,814.2	$1,898.5

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable to banks	$86.1	$6.4
Current portion of long-term debt	15.7	0.4
Accounts payable	147.4	202.6
Accrued compensation	22.9	32.8
Accrued customer program liabilities	89.3	118.2
Other current liabilities	128.1	137.8
Total current liabilities	489.5	498.2
Long-term debt	734.1	768.5
Deferred income taxes	75.1	103.4
Postretirement and other liabilities	107.8	90.1
Total liabilities	1,406.5	1,460.2

Commitments and Contingencies — Note 15

Common stock	0.6	0.6
Treasury stock	(1.2)	(1.1)
Paid-in capital	1,393.1	1,388.9
Accumulated other comprehensive income (loss)	4.6	(9.2)
Accumulated deficit	(989.4)	(940.9)
Total stockholders’ equity	407.7	438.3
Total liabilities and stockholders’ equity	$1,814.2	$1,898.5

See notes to condensed consolidated financial statements.

ACCO Brands Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions of dollars, except per share data)	2008	2007	2008	2007
Net sales	$440.0	$464.9	$867.0	$910.8
Cost of products sold	311.5	326.2	612.4	642.9
Advertising, selling, general and administrative expenses	99.9	113.2	207.4	226.1
Amortization of intangibles	2.6	2.7	5.1	5.3
Restructuring charges	1.6	2.4	6.8	3.1
Goodwill and asset impairment charges	62.4	—	62.4	—
Operating income (loss)	(38.0)	20.4	(27.1)	33.4
Interest expense, net	15.8	16.0	31.9	30.9
Equity in (earnings) of joint ventures	(1.8)	(1.3)	(3.5)	(2.4)
Other (income) expense, net	2.2	(0.3)	1.3	(0.1)
Income (loss) before income taxes and minority interest	(54.2)	6.0	(56.8)	5.0
Income tax expense (benefit)	(7.9)	1.3	(8.7)	—
Minority interest	0.4	0.2	0.4	0.3
Net income (loss)	$(46.7)	$4.5	$(48.5)	$4.7

Basic earnings (loss) per common share	$(0.86)	$0.08	$(0.89)	$0.09
Diluted earnings (loss) per common share	$(0.86)	$0.08	$(0.89)	$0.09

Weighted average number of shares outstanding:
Basic	54.2	54.0	54.2	53.9
Diluted	54.2	55.1	54.2	55.0

See notes to condensed consolidated financial statements.

ACCO Brands Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(in millions of dollars)	2008	2007
Operating activities
Net income (loss)	$(48.5)	$4.7
Restructuring and other non-cash charges	1.2	0.7
(Gain) loss on sale of assets	(3.1)	0.3
Depreciation	18.2	16.4
Non-cash charge for goodwill and asset impairment	62.4	—
Amortization of debt issuance costs	2.9	2.2
Amortization of intangibles	5.1	5.3
Stock-based compensation	3.9	7.8
Gain on bond redemption	(1.4)	—
Changes in balance sheet items:
Accounts receivable	66.2	40.1
Inventories	(7.5)	(33.6)
Other assets	(8.3)	(7.8)
Accounts payable	(58.4)	(0.7)
Accrued expenses and other liabilities	(57.7)	(42.9)
Income taxes	(17.4)	(5.2)
Equity in earnings of joint ventures, net of dividends received	2.0	(1.8)
Net cash used by operating activities	(40.4)	(14.5)
Investing activities
Additions to property, plant and equipment	(30.0)	(21.9)
Proceeds from the disposition of assets	3.9	0.3
Net cash used by investing activities	(26.1)	(21.6)
Financing activities
Proceeds from long-term borrowings	63.5	—
Repayments of long-term debt	(84.1)	—
Borrowings of short-term debt, net	79.4	17.9
Cost of debt issuance	(1.2)	—
Proceeds from the exercise of stock options	0.3	3.1
Net cash provided by financing activities	57.9	21.0
Effect of foreign exchange rate changes on cash	0.5	1.0
Net decrease in cash and cash equivalents	(8.1)	(14.1)
Cash and cash equivalents
Beginning of period	42.3	50.0
End of period	$34.2	$35.9

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

The condensed consolidated balance sheet as of June 30, 2008, the related condensed consolidated statements of operations for the three and six months ended June 30, 2008 and 2007 and the related condensed consolidated statements of cash flows for the six months ended June 30, 2008 and 2007 are unaudited. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required annually by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments consisting of only normal recurring adjustments necessary for a fair presentation of the financial statements have been included. Interim results may not be indicative of results for a full year.  Certain items in prior periods have been reclassified to conform to the current presentation.

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

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (SFAS 141(R)).  Under SFAS 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date at fair value with limited exceptions.  SFAS 141(R) further changes the accounting treatment for certain specific items, including:  acquisition costs will be generally expensed as incurred and acquired contingent liabilities will be recorded at fair value at the acquisition date.  In subsequent periods, those contingent liabilities will be measured at the higher of their acquisition date fair value or the amount determined under the existing guidance for non-acquired contingencies; restructuring costs associated with a business combination will be generally expensed subsequent to the acquisition date; and, changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.  SFAS 141(R) includes a substantial number of new disclosure requirements.  SFAS 141(R) applies prospectively to our business combinations for which the acquisition date is on or after January 1, 2009.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51” (SFAS 160).  SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  Specifically, this Statement requires the recognition of noncontrolling interests (minority interests) as equity in the consolidated financial statements and separate from the parent’s equity.  The amount of net income attributable to noncontrolling interests will be included in consolidated net income on the face of the income statement.  SFAS 160 clarifies that changes in a parent’s ownership in a subsidiary that does not result in deconsolidation are treated as equity transactions if the parent retains its controlling financial interest.  In addition, this Statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated.  Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date.  SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest.  SFAS 160 is effective for our fiscal year, and interim periods within such year, beginning January 1, 2009.  Early adoption of SFAS 160 is prohibited.  The Company is currently assessing the impact of SFAS 160 on its Consolidated Financial Statements.

3.  Recently Adopted Accounting Principles

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157).  The Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 for all financial assets and liabilities and any other assets and liabilities that are recognized or disclosed at fair value on a recurring basis.  For nonfinancial assets and liabilities, except for those recognized or disclosed at fair value on a recurring basis, SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2008.  On January 1, 2008, the Company adopted SFAS 157 for financial assets and liabilities that are required to be measured at fair value and the adoption did not impact the Company’s consolidated financial statements.  SFAS 157 is discussed further in Note 12 – Fair Value of Financial Instruments.  The Company is currently assessing the impact of SFAS 157 for nonfinancial assets and nonfinancial liabilities on its consolidated financial statements, except for those recognized or disclosed at fair value on a recurring basis.

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

4.     Restructuring and Restructuring-Related Charges

In August, 2005, the Company merged with General Binding Corporation (“GBC”).  Subsequent to the merger, significant restructuring actions have been initiated, which have resulted in the closure or consolidation of facilities that are engaged in manufacturing and distributing the Company’s products, primarily in North America and Europe. The Company recorded pre-tax restructuring and asset impairment charges of $1.6 million and $2.4 million during the three months ended June 30, 2008 and 2007, respectively, and $6.8 million and $3.1 million during the six months ended June 30, 2008 and 2007, respectively, related to these actions. Additional charges are expected to be incurred throughout 2008 and 2009 as the Company continues to identify and implement the specific phases of its strategic and business integration plans.

In addition, as a response to the current recessionary environment, the Company announced with its second quarter earnings release, it would take additional cost reduction actions over the ensuing 24 months which would increase restructuring and restructuring related charges by an additional $40 million to $50 million over the 2008 – 2010 24 month period.

A summary of the activity in the restructuring accounts and a reconciliation of the liability for, and as of, the six months ended June 30, 2008 are as follows:

(in millions of dollars)	Balance at December 31, 2007	Total Provision	Cash Expenditures	Non-cash Write-offs/ Currency Change	Balance at June 30, 2008

Employee termination costs	$20.2	$4.9	$(14.9)	$0.5	$10.7
Termination of lease agreements	2.8	1.3	(0.7)	—	3.4
Subtotal	23.0	6.2	(15.6)	0.5	14.1
Asset impairments and net loss on disposal of assets resulting from restructuring activities	—	0.6	—	(0.6)	—
Total rationalization of operations	$23.0	$6.8	$(15.6)	$(0.1)	$14.1

Of the 1,452 positions planned for elimination under restructuring initiatives provided for through June 30, 2008, 1,256 had been eliminated as of the balance sheet date.

Management expects the $10.7 million employee termination costs balance to be substantially paid within the next twelve months.  Lease costs included in the $3.4 million balance are expected to continue until the last lease terminates in 2013.

In association with the Company’s restructuring activities, certain restructuring-related costs were expensed to cost of products sold and advertising, selling, general and administrative expense in the income statement. These charges were principally related to the implementation of the new company footprint, including internal and external project management costs, outside consulting and strategic product category exits. The expense/(income) associated with these charges was $(0.6) million and $8.7 million for the three months ended June 30, 2008 and 2007, respectively and $5.0 million and $15.5 million for the six months ended June 30, 2008 and 2007, respectively.  Included in the 2008 results is a $3.6 million gain on the sale of a manufacturing facility recorded during the second quarter.  The Company expects to record additional amounts as it continues its restructuring initiatives.

5.  Asset Impairment Charges

As more fully described in Note 9, Goodwill and Intangibles, due to continued reduced profitability and the likely sale of its commercial print finishing business unit, the Company assessed the recoverability of both goodwill and long-lived assets in its Commercial Laminating Solutions segment.  As a result of this assessment, as of the end of the second quarter of 2008, the Company recorded non-cash goodwill and asset impairment charges of $62.4 million.  Included in this amount are charges to goodwill of $36.5 million, property, plant and equipment of $15.4 million and identifiable intangible assets of $10.5 million.

In accordance with Statement of Financial Accounting Standards No. 144 (SFAS 144), “Accounting for the Impairment or Disposal of Long-Lived Assets,” when an indicator of impairment is noted, assets are evaluated at the lowest level for which there are identifiable cash flows.  The Company has evaluated the estimated future cash flows of its commercial print finishing business, a component of the Commercial Laminating Solutions business, and determined the undiscounted estimated future cash flows would be insufficient to recover the carrying value of those assets.  To measure the impairment, we used a discounted cash flow approach.  Accordingly, as of the end of the second quarter of 2008, the Company recorded the non-cash asset impairment charge of $25.9 million which was based on the excess of the carrying value of the assets over their fair value.  The asset impairment charge is included within the caption “Goodwill and asset impairment charges” in the Condensed Consolidated Statements of Operations.

6.     Acquisition

The determination of goodwill required in the purchase price allocation related to the acquisition of GBC included accruals for certain estimated costs, including those related to the closure of GBC facilities, the termination of GBC lease agreements and to GBC employee-related severance arrangements. The amount provided for these costs as of the date of acquisition was $30.7 million.

The following table provides a reconciliation of the activity by cost category from December 31, 2007 through June 30, 2008.

(in millions of dollars)	Balance at December 31, 2007	Adjustments to Reserve	Cash Expenditures	Non-cash Write-offs/ Currency Change	Balance at June 30, 2008

Employee termination costs	$1.2	$(0.1)	$(0.4)	$—	$0.7
Termination of lease agreements	5.2	—	(1.3)	0.1	4.0
Other	1.1	(0.4)	(0.1)	(0.2)	0.4
Total	$7.5	$(0.5)	$(1.8)	$(0.1)	$5.1

7.     Stock -Based Compensation

The following table summarizes the Company’s stock-based compensation (including stock options, restricted stock units (“RSUs”) and performance stock units (“PSUs”)) for the three and six months ended June 30, 2008 and 2007.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions of dollars)	2008	2007	2008	2007
Stock option compensation expense	$1.0	$1.4	$2.4	$3.6
RSU compensation expense	1.7	1.5	2.7	2.3
PSU compensation expense (income)	0.2	1.2	(1.3)	1.9
Total	$2.9	$4.1	$3.8	$7.8

During the first quarter of 2008, the Company’s Board of Directors approved a stock compensation grant, which consisted of 442,895 stock options, 327,867 RSUs and 445,967 PSUs.

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

During the first quarter of 2008 management determined that performance measures related to 390,000 outstanding PSUs would probably not be achieved.  As a result the Company reversed approximately $3.7 million of previously recognized compensation expense.  In addition the Committee modified the previously issued PSU grants reflecting changes to the performance measures for the 2006 – 2008 and 2007 – 2009 performance periods.  Since the performance targets of the outstanding PSUs associated with these grants were considered improbable under the original terms of the grants, but considered probable under the modified terms, in accordance with SFAS 123(R), compensation cost was based on the number of awards expected to vest multiplied by the fair value of the modified award on the date of modification.  These costs shall be recognized ratably over the remaining performance period (based on the expected vesting date for each grantee).

During the second quarter of 2008 management determined that performance measures related to 292,500 outstanding PSU’s were no longer attainable.  As a result, the Company reversed $0.2 million of previously recognized compensation expense.

Unrecognized compensation cost related to unvested stock options, RSUs and PSUs was approximately $3.2 million, $8.5 million and $4.2 million, respectively, as of June 30, 2008.

8.     Inventories

Inventories are stated at the lower of cost or market value. The components of inventories are as follows:

(in millions of dollars)	June 30, 2008	December 31, 2007
Raw materials	$34.9	$32.9
Work in process	11.9	10.3
Finished goods	263.6	256.2
Total inventories	$310.4	$299.4

9.     Goodwill and Intangibles

The table below presents goodwill by segment:

(in millions of dollars)	Balance at December 31, 2007	Goodwill Impairment	Translation and Other	Balance at June 30, 2008
Reportable Segment
Office Products Group	$211.2	$—	$2.9	$214.1
Document Finishing Group	137.0	—	3.4	140.4
Computer Products Group	6.8	—	—	6.8
Commercial Laminating Solutions Group	60.2	(36.5)	1.2	24.9
Total	$415.2	$(36.5)	$7.5	$386.2

Identifiable Intangible Assets

The gross carrying value and accumulated amortization by class of identifiable intangible assets as of June 30, 2008 and December 31, 2007 are as follows:

	June 30, 2008					December 31, 2007
(in millions of dollars)	Gross Carrying Amounts	Accumulated Amortization		Impairment (2)	Net Book Value	Gross Carrying Amounts	Accumulated Amortization		Net Book Value
Indefinite-lived intangible assets:
Trade names	$198.0	$(44.5	)(1)	$—	$153.5	$196.9	$(44.5	)(1)	$152.4
Amortizable intangible assets:
Trade names	71.2	(28.8)		—	42.4	70.9	(27.2)		43.7
Customer and contractual relationships	33.2	(10.9)		(8.8)	13.5	41.5	(16.5)		25.0
Patents/proprietary technology	10.7	(2.6)		(1.7)	6.4	12.2	(3.5)		8.7
Subtotal	115.1	(42.3)		(10.5)	62.3	124.6	(47.2)		77.4
Total identifiable intangibles	$313.1	$(86.8)		$(10.5)	$215.8	$321.5	$(91.7)		$229.8

(1)        Accumulated amortization prior to the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets.”

(2)        As discussed in Note 5, Asset Impairment Charges, as of the end of the second quarter of 2008, the Company recorded goodwill and asset impairment charges of $62.4 million in its Commercial Laminating Solutions segment.  Included in this amount was $10.5 million of identifiable intangible assets.

The Company’s intangible amortization expense was $2.6 million and $2.7 million for the three months ended June 30, 2008 and 2007, respectively, and $5.1 million and $5.3 million for the six months ended June 30, 2008 and 2007, respectively. Estimated 2008 amortization expense is $8.3 million.  Amortization expense is expected to decline by $2.2 million in 2009 and by a further $0.7 million in each of the years 2010 – 2013.

As more fully described in the Company’s 2007 annual report on Form 10-K, the Company tests goodwill for impairment at least annually and on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has occurred.  The Company performed its annual impairment assessment during the second quarter of 2008 and concluded that no impairment existed in our Office Products Group, Document Finishing Group and Computer Products Group segments.

The Company’s Commercial Laminating Solutions segment, however, continued to experience a reduction in profitability during the first six months of 2008. As the Company continues to consider strategic alternatives for this segment, it determined during the second quarter that “more-likely-than-not” it would dispose of its commercial print finishing business, a component of the Commercial Laminating Solutions business, although the Company has not yet committed to a plan to do so.  As a result of these events and circumstances, management believed that the fair value of the reporting unit’s goodwill had been reduced below its carrying value.  Accordingly, management performed an evaluation of the reporting unit’s tangible and intangible assets for purposes of determining the fair value of its goodwill at June 30, 2008.

The fair value of our Commercial Laminating Solutions reporting unit was determined by utilizing a discounted cash flow methodology.  The analysis indicated that the carrying amount of this reporting unit exceeded its fair value.  As required by SFAS No. 142, the Company recorded a non-cash goodwill impairment charge of $36.5 million pretax and after-tax to reduce the carrying value of its goodwill in this reporting unit to its implied fair value of $24.9 million.  The goodwill impairment charge is included within the caption “Goodwill and asset impairment charges” in the Condensed Consolidated Statements of Operations.  As of June 30, 2008, the commercial print finishing business did not meet the criteria for classification as an asset held for sale or discontinued operations.  Should the commercial print finishing business either be sold or meet the held for sale criteria in a future period, it will be necessary to allocate a portion of the remaining goodwill associated with the Commercial Laminating Solutions segment to the commercial print finishing business and an additional impairment charge may then be recognized.

10.  Pension and Other Retiree Benefits

The components of net periodic benefit cost for pension and postretirement plans for the three and six months ended June 30, 2008 and 2007 are as follows:

	Three Months Ended June 30,
	Pension Benefits
	U.S.		International		Postretirement
(in millions of dollars)	2008	2007	2008	2007	2008	2007
Service cost	$1.2	$2.2	$1.1	$1.3	$—	$0.1
Interest cost	2.2	2.1	4.3	3.9	0.3	0.3
Expected return on plan assets	(2.9)	(2.8)	(5.2)	(4.9)	—	—
Amortization of prior service cost	—	(0.1)	—	0.2	—	—
Amortization of net loss (gain)	—	0.4	—	0.8	(0.2)	(0.2)
Total net periodic benefit cost	$0.5	$1.8	$0.2	$1.3	$0.1	$0.2

	Six Months Ended June 30,
	Pension Benefits
	U.S.		International		Postretirement
(in millions of dollars)	2008	2007	2008	2007	2008	2007
Service cost	$2.4	$4.4	$2.1	$2.9	$0.1	$0.2
Interest cost	4.4	4.2	8.6	7.5	0.5	0.5
Expected return on plan assets	(5.8)	(5.6)	(10.5)	(9.8)	—	—
Amortization of prior service cost	—	(0.1)	0.1	0.3	—	—
Amortization of net loss (gain)	—	0.7	0.2	1.5	(0.4)	(0.4)
Total net periodic benefit cost	$1.0	$3.6	$0.5	$2.4	$0.2	$0.3

The Company expects to contribute approximately $6.8 million to its pension plans in 2008. For the six months ended June 30, 2008, the Company has contributed approximately $3.1 million to those plans.

11.  Long-term Debt and Short-term Borrowings

Notes payable and long-term debt consisted of the following at June 30, 2008 and December 31, 2007:

(in millions of dollars)	June 30, 2008	December 31, 2007
U.S. Dollar Senior Secured Term Loan Credit Facility (weighted-average floating interest rate of 4.49% at June 30, 2008 and 6.79% at December 31, 2007)	$246.0	$301.0
British Pound Senior Secured Term Loan Credit Facility (weighted-average floating interest rate of 7.66% at June 30, 2008 and 8.12% at December 31, 2007)	53.3	63.1
Euro Senior Secured Term Loan Credit Facility (weighted-average floating interest rate of 6.60% at June 30, 2008 and 6.51% at December 31, 2007)	46.0	53.3
U.S. Dollar Senior Secured Revolving Credit Facility (weighted-average floating interest rate of 4.32% at June 30, 2008)	74.6	—
Securitization borrowings (floating interest rate of 3.11% at June 30, 2008)	63.5	—
U.S. Dollar Senior Subordinated Notes, due 2015 (fixed interest rate of 7.625%)	339.9	350.0
Other borrowings	12.6	7.9
Total debt	835.9	775.3
Less: current portion	(101.8)	(6.8)
Total long-term debt	$734.1	$768.5

During the first quarter of 2008, the Company amended its senior secured credit facilities, providing the Company with greater financial flexibility, primarily through changes to certain definitions and provisions of the agreements.

During the first quarter of 2008, the Company redeemed $10.1 million of outstanding Senior Subordinated Notes resulting in a gain of $1.4 million on the early extinguishment of debt that was included in Other (income) expense, net in the condensed consolidated statements of operations.

As more fully described in the Company’s 2007 annual report on Form 10-K, the Company must meet certain restrictive debt covenants under the senior secured credit facilities. The indenture governing the senior subordinated notes also contains certain covenants. As of and for the periods ended June 30, 2008 and December 31, 2007, the Company was in compliance with all applicable covenants.

In January, 2008, the Company entered into a three-year accounts receivable securitization program with a financial institution.

The program allows the Company to sell, on a revolving basis, an undivided interest in up to $75 million of eligible U.S. receivables.  The eligible receivables are sold without recourse to a third-party conduit through a wholly-owned bankruptcy remote special purpose entity, ACCO Brands Receivables Funding LLC, that is consolidated for financial reporting purposes.  Because ACCO Brands Receivables Funding LLC has the right to repurchase the sold receivables, sales of receivables under the program are accounted for as a secured borrowing.  The receivables outstanding and the corresponding debt are included as “Accounts receivable, net” and “Long-term debt,” respectively, on our Consolidated Balance Sheets.  We record the financing costs associated with the program in “Interest expense, net” in our Consolidated Statements of Operations.  Financing costs for the three and six months ended June 30, 2008 were $0.6 million and $1.3 million, respectively.  As of June 30, 2008, the Company’s borrowings under the program were $63.5 million.  Cash proceeds of $75 million received at the inception of the program were used to pay down the existing term loan facilities.  The accounts receivable securitization program contains certain financial covenants including a minimum interest coverage ratio and a maximum leverage ratio.  As of June 30, 2008, the Company was in compliance with these covenants.

12.  Fair Value of Financial Instruments

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

The Company utilizes the best available information in measuring fair value.  Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The Company has determined that its financial assets and liabilities are Level 2 in the fair value hierarchy.  The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2008:

June 30,
2008
Cross-currency swap	$55.0
Forward currency contracts	2.4

The Company’s cross-currency swap is included in Postretirement and Other Liabilities on our condensed consolidated balance sheet and matures in September 2010.  The Company’s forward currency contracts are included in Other Current Assets and mature within 12 months.  The forward foreign currency exchange contracts and cross-currency swap are primarily valued based on the foreign currency spot and forward rates quoted by the banks or foreign currency dealers.  As such, these derivative instruments are classified within Level 2.

13.     Information on Business Segments

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

Our Day-Timers business sells products regionally to consumers, utilizing their own manufacturing, customer service and distribution structures and third-party manufacturing partners. Approximately two-thirds of the Day-Timers business is through the direct channel, which markets product through periodic sales catalogs and ships product directly to our end-user customers. The remainder of the business sells to large resellers and commercial dealers.

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

Commercial Laminating Solutions Group

The Commercial Laminating Solutions Group (“CLSG”) targets book publishers, “print-for-pay” and other finishing customers who use our professional grade finishing equipment and supplies. CLSG’s primary products include thermal and pressure-sensitive laminating films, mid-range and commercial high-speed laminators sold through its commercial print finishing division and large-format digital print laminators and films sold through its digital print finishing division. CLSG’s products and services are sold worldwide through direct, dealer and other channels.

Financial information by reportable segment is set forth below.

Net sales by business segment are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions of dollars)	2008	2007	2008	2007
Office Products Group	$209.0	$228.3	$409.9	$445.6
Document Finishing Group	132.2	139.0	266.5	276.7
Computer Products Group	54.8	53.3	102.8	102.7
Commercial Laminating Solutions Group	44.0	44.3	87.8	85.8
Net sales	$440.0	$464.9	$867.0	$910.8

Operating income (loss) by business segment is as follows (a):

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions of dollars)	2008	2007	2008	2007
Office Products Group	$16.9	$12.6	$23.6	$24.0
Document Finishing Group	4.5	5.5	7.3	9.2
Computer Products Group	10.4	9.9	16.9	15.5
Commercial Laminating Solutions Group	(63.1)	—	(62.2)	0.6
Subtotal	(31.3)	28.0	(14.4)	49.3
Corporate	(6.7)	(7.6)	(12.7)	(15.9)
Operating income (loss)	(38.0)	20.4	(27.1)	33.4
Interest expense	15.8	16.0	31.9	30.9
Equity in (earnings) of joint ventures	(1.8)	(1.3)	(3.5)	(2.4)
Other (income) expense, net	2.2	(0.3)	1.3	(0.1)
Income (loss) before income taxes and minority interest	$(54.2)	$6.0	$(56.8)	$5.0

(a)          Operating income (loss) as presented in the segment table above is defined as i) net sales; ii) less cost of products sold; iii) less advertising, selling, general and administrative expenses; iv) less amortization of intangibles; v) less restructuring charges and; vi) impairment charges.

14.     Earnings per Share

Total outstanding shares as of June 30, 2008 and 2007 were 54.2 million and 54.0 million, respectively.  The calculation of basic earnings per common share is based on the weighted average number of common shares outstanding in the year, or period, over which they were outstanding. The Company’s diluted earnings per common share assumes that any common shares outstanding were increased by shares that would be issued upon exercise of those stock units for which the average market price for the period exceeds the exercise price; less, the shares that could have been purchased by the Company with the related proceeds, including compensation expense measured but not yet recognized, net of tax.  Due to the losses incurred during the three and six months ended June 30, 2008, the denominator in the diluted earnings per share calculation does not include the effects of options as it would result in a less dilutive computation.  As a result, diluted earnings per share for the three and six months ended June 30, 2008 are the same as basic earnings per share.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2008	2007	2008	2007
Weighted average number of common shares outstanding — basic	54.2	54.0	54.2	53.9
Employee stock options	—	0.9	—	0.9
Restricted stock units	—	0.2	—	0.2
Adjusted weighted-average shares and assumed conversions (1) — diluted	54.2	55.1	54.2	55.0

(1)          The Company has dilutive shares related to stock options and restricted stock units that were granted under the Company’s stock compensation plans.  As of June 30, 2008 and 2007, approximately 6.4 million shares and 1.7 million shares, respectively, were excluded from the calculation of diluted earnings per share as their inclusion would have been anti-dilutive.

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

16.     Comprehensive Income

Comprehensive income is defined as net income and other changes in stockholders’ equity from transactions and other events from sources other than stockholders, including currency translation gains and losses. Total comprehensive income (loss) recognized during the three months ended June 30, 2008 and 2007 was $(40.3) million and $11.7 million, respectively, and during the six months ended June 30, 2008 and 2007, was $(34.7) million and $13.2 million, respectively.  Total comprehensive income recognized in the current year was principally due to foreign currency translation adjustments and the net loss realized.

17.     Income Taxes

For the three months ended June 30, 2008, the Company recorded income tax benefit of $7.9 million versus an income tax expense of $1.3 million in the prior year. The tax benefit of 14.6% in the current year was principally due to the impairment of goodwill which is not tax deductible.  The effective tax rate for the quarter ended June 30, 2007 of 21.7% was related to the tax benefit of the restructuring and restructuring related charges during the quarter.

For the six months ended June 30, 2008, the Company recorded income tax benefit of $8.7 million versus no income tax expense in the prior year. The tax benefit of 15.3% in the current year was principally due to the impairment of goodwill which is not tax deductible.  The 2007 effective tax rate was related to the tax benefit of the restructuring and restructuring related charges and an excess foreign tax credit associated with dividends received during the first six months.

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

18.     Joint Venture Investments

Summarized below is financial information for the Company’s joint ventures, which are accounted for under the equity method.  Accordingly, the Company has recorded its proportionate share of earnings or losses on the line entitled “Equity in earnings of joint ventures” in the condensed consolidated statements of operations.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions of dollars)	2008	2007	2008	2007
Net sales	$35.2	$28.4	$66.6	$56.4
Gross profit	19.1	14.8	35.9	28.7
Operating income	4.6	3.7	8.8	6.9
Net income	3.2	2.7	6.4	5.1

	June 30,	December 31,
(in millions of dollars)	2008	2007
Current assets	$64.6	$62.7
Non-current assets	24.0	22.4
Current liabilities	29.8	25.4
Non-current liabilities	12.1	13.2

19.     Condensed Consolidated Financial Information

The Company’s 100% owned domestic subsidiaries have jointly and severally, fully and unconditionally, guaranteed certain outstanding notes issued by the Company. Rather than filing separate financial statements for each guarantor subsidiary with the Securities and Exchange Commission, the Company has elected to present the following consolidating financial statements, which detail the results of operations for the three and six months ended June 30, 2008 and 2007, cash flows for the six months ended June 30, 2008 and 2007 and financial position as of June 30, 2008 and December 31, 2007 of the Company and its guarantor and non-guarantor subsidiaries (in each case carrying investments under the equity method), and the eliminations necessary to arrive at the reported consolidated financial statements of the Company.

Condensed Consolidating Balance Sheets (Unaudited)

	June 30, 2008
(in millions of dollars)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$0.1	$0.9	$33.2	$—	$34.2
Accounts receivable, net	—	137.0	219.0	—	356.0
Inventory, net	—	162.8	147.6	—	310.4
Receivables from affiliates	358.4	0.3	19.4	(378.1)	—
Deferred income taxes	15.9	8.2	12.0	—	36.1
Other current assets	0.1	21.5	16.9	—	38.5
Total current assets	374.5	330.7	448.1	(378.1)	775.2
Property, plant and equipment, net	1.5	118.8	108.0	—	228.3
Deferred income taxes	65.9	3.1	26.8	—	95.8
Goodwill	—	211.0	175.2	—	386.2
Identifiable intangibles, net	70.0	84.9	60.9	—	215.8
Other assets	16.1	26.8	70.0	—	112.9
Investment in, long-term receivable from, affiliates	852.1	756.4	197.9	(1,806.4)	—
Total assets	$1,380.1	$1,531.7	$1,086.9	$(2,184.5)	$1,814.2
Liabilities and Stockholders’ Equity
Current liabilities
Notes payable to banks	$74.6	$—	$11.5	$—	$86.1
Current portion of long-term debt	—	0.1	15.6	—	15.7
Accounts payable	—	77.5	69.9	—	147.4
Accrued customer program liabilities	—	41.0	48.3	—	89.3
Other current liabilities	17.2	52.2	81.6	—	151.0
Payables to affiliates	11.3	482.8	299.4	(793.5)	—
Total current liabilities	103.1	653.6	526.3	(793.5)	489.5
Long-term debt	585.9	64.0	84.2	—	734.1
Long-term notes payable to affiliates	178.2	89.8	16.1	(284.1)	—
Deferred income taxes	38.3	4.0	32.8	—	75.1
Postretirement and other liabilities	66.9	11.2	29.7	—	107.8
Total liabilities	972.4	822.6	689.1	(1,077.6)	1,406.5
Stockholders’ equity
Common stock	0.6	562.1	75.9	(638.0)	0.6
Treasury stock	(1.2)	—	—	—	(1.2)
Paid-in capital	1,393.1	603.8	204.2	(808.0)	1,393.1
Accumulated other comprehensive (loss) income	4.6	(17.2)	61.5	(44.3)	4.6
Accumulated (deficit) retained earnings	(989.4)	(439.6)	56.2	383.4	(989.4)
Total stockholders’ equity	407.7	709.1	397.8	(1,106.9)	407.7
Total liabilities and stockholders’ equity	$1,380.1	$1,531.7	$1,086.9	$(2,184.5)	$1,814.2

Condensed Consolidating Balance Sheets

	December 31, 2007
(in millions of dollars)	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$8.4	$(0.3)	$34.2	$—	$42.3
Accounts receivable, net	—	175.2	240.1	—	415.3
Inventory, net	—	150.2	149.2	—	299.4
Receivables from affiliates	333.9	11.6	16.4	(361.9)	—
Deferred income taxes	15.9	8.4	10.8	—	35.1
Other current assets	0.8	15.1	13.9	—	29.8
Total current assets	359.0	360.2	464.6	(361.9)	821.9
Property, plant and equipment, net	1.0	118.8	118.5	—	238.3
Deferred income taxes	64.1	4.8	23.0	—	91.9
Goodwill	—	237.3	177.9	—	415.2
Identifiable intangibles, net	70.1	93.7	66.0	—	229.8
Other assets	15.8	23.4	62.2	—	101.4
Investment in, long-term receivable from, affiliates	880.5	800.2	198.0	(1,878.7)	—
Total assets	$1,390.5	$1,638.4	$1,110.2	$(2,240.6)	$1,898.5
Liabilities and Stockholders’ Equity
Current liabilities
Notes payable to banks	$—	$—	$6.4	$—	$6.4
Current portion of long-term debt	—	0.2	0.2	—	0.4
Accounts payable	—	115.4	87.2	—	202.6
Accrued customer program liabilities	—	58.6	59.6	—	118.2
Other current liabilities	13.7	67.1	89.8	—	170.6
Payables to affiliates	7.5	507.4	296.6	(811.5)	—
Total current liabilities	21.2	748.7	539.8	(811.5)	498.2
Long-term debt	651.0	0.5	117.0	—	768.5
Long-term notes payable to affiliates	178.4	92.7	15.3	(286.4)	—
Deferred income taxes	51.9	9.4	42.1	—	103.4
Postretirement and other liabilities	49.7	12.7	27.7	—	90.1
Total liabilities	952.2	864.0	741.9	(1,097.9)	1,460.2
Stockholders’ equity
Common stock	0.6	600.9	36.5	(637.4)	0.6
Treasury stock	(1.1)	—	—	—	(1.1)
Paid-in capital	1,388.9	623.8	241.8	(865.6)	1,388.9
Accumulated other comprehensive (loss) income	(9.2)	(17.8)	39.4	(21.6)	(9.2)
Accumulated (deficit) retained earnings	(940.9)	(432.5)	50.6	381.9	(940.9)
Total stockholders’ equity	438.3	774.4	368.3	(1,142.7)	438.3
Total liabilities and stockholders’ equity	$1,390.5	$1,638.4	$1,110.2	$(2,240.6)	$1,898.5

Condensed Consolidating Income Statements (Unaudited)

	Three months ended June 30, 2008
(in millions of dollars)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Unaffiliated sales	$—	$208.9	$231.1	$—	$440.0
Affiliated sales	—	16.4	8.8	(25.2)	—
Net sales	—	225.3	239.9	(25.2)	440.0
Cost of products sold	—	170.4	166.3	(25.2)	311.5
Advertising, selling, general and administrative expenses	7.6	49.6	42.7	—	99.9
Amortization of intangibles	—	1.3	1.3	—	2.6
Restructuring charges	—	1.3	0.3	—	1.6
Goodwill and asset impairment charges	—	37.8	24.6	—	62.4
Operating (loss) income	(7.6)	(35.1)	4.7	—	(38.0)
Interest (income) expense from affiliates	(1.1)	(0.8)	1.9	—	—
Interest expense	11.8	1.8	2.2	—	15.8
Equity in (earnings) of joint ventures	—	—	(1.8)	—	(1.8)
Other (income) expense, net	1.0	(1.6)	2.8	—	2.2
(Loss) income before taxes, minority interest and earnings (losses) of wholly owned subsidiaries	(19.3)	(34.5)	(0.4)	—	(54.2)

Income tax expense (benefit)	(1.0)	(5.8)	(1.1)	—	(7.9)
Minority interest	—	—	0.4	—	0.4
(Loss) income before earnings (losses) of wholly owned subsidiaries	(18.3)	(28.7)	0.3	—	(46.7)
Earnings (losses) of wholly owned subsidiaries	(28.4)	8.4	—	20.0	—
Net income (loss)	$(46.7)	$(20.3)	$0.3	$20.0	$(46.7)

	Three months ended June 30, 2007
(in millions of dollars)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Unaffiliated sales	$—	$245.9	$219.0	$—	$464.9
Affiliated sales	—	15.7	10.0	(25.7)	—
Net sales	—	261.6	229.0	(25.7)	464.9
Cost of products sold	—	192.8	159.1	(25.7)	326.2
Advertising, selling, general and administrative expenses	9.6	54.5	49.1	—	113.2
Amortization of intangibles	—	1.4	1.3	—	2.7
Restructuring charges	—	0.7	1.7	—	2.4
Operating (loss) income	(9.6)	12.2	17.8	—	20.4
Interest (income) expense from affiliates	(1.1)	(0.4)	1.5	—	—
Interest expense	10.4	2.7	2.9	—	16.0
Equity in (earnings) of joint ventures	—	—	(1.3)	—	(1.3)
Other (income) expense, net	(0.2)	(2.2)	2.1	—	(0.3)
(Loss) income before taxes and earnings (losses) of wholly owned subsidiaries	(18.7)	12.1	12.6	—	6.0
Income tax expense (benefit)	(1.5)	(3.2)	6.0	—	1.3
Minority interest	—	—	0.2	—	0.2
(Loss) income before earnings (losses) of wholly owned subsidiaries	(17.2)	15.3	6.4	—	4.5
Earnings (losses) of wholly owned subsidiaries	21.7	(0.6)	—	(21.1)	—
Net income (loss)	$4.5	$14.7	$6.4	$(21.1)	$4.5

Condensed Consolidating Income Statements (Unaudited)

	Six months ended June 30, 2008
(in millions of dollars)	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Unaffiliated sales	$—	$400.8	$466.2	$—	$867.0
Affiliated sales	—	30.6	16.8	(47.4)	—
Net sales	—	431.4	483.0	(47.4)	867.0
Cost of products sold	—	324.3	335.5	(47.4)	612.4
Advertising, selling, general and administrative expenses	14.2	102.8	90.4	—	207.4
Amortization of intangibles	—	2.6	2.5	—	5.1
Restructuring charges	—	3.4	3.4	—	6.8
Goodwill and asset impairment charges	—	37.8	24.6	—	62.4
Operating (loss) income	(14.2)	(39.5)	26.6	—	(27.1)
Interest (income) expense from affiliates	(2.4)	(1.6)	4.0	—	—
Interest expense	23.4	4.0	4.5	—	31.9
Equity in (earnings) of joint ventures	—	—	(3.5)	—	(3.5)
Other (income) expense, net	0.1	(4.1)	5.3	—	1.3
(Loss) income before taxes, minority interest and earnings (losses) of wholly owned subsidiaries	(35.3)	(37.8)	16.3	—	(56.8)

Income tax expense (benefit)	(3.3)	(7.3)	1.9	—	(8.7)
Minority interest	—	—	0.4	—	0.4
(Loss) income before earnings (losses) of wholly owned subsidiaries	(32.0)	(30.5)	14.0	—	(48.5)
Earnings (losses) of wholly owned subsidiaries	(16.5)	11.6	—	4.9	—
Net income (loss)	$(48.5)	$(18.9)	$14.0	$4.9	$(48.5)

	Six months ended June 30, 2007
(in millions of dollars)	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Unaffiliated sales	$—	$469.1	$441.7	$—	$910.8
Affiliated sales	—	31.7	21.4	(53.1)	—
Net sales	—	500.8	463.1	(53.1)	910.8
Cost of products sold	—	369.7	326.3	(53.1)	642.9
Advertising, selling, general and administrative expenses	20.0	109.6	96.5	—	226.1
Amortization of intangibles	—	2.9	2.4	—	5.3
Restructuring charges	—	0.6	2.5	—	3.1
Operating (loss) income	(20.0)	18.0	35.4	—	33.4
Interest (income) expense from affiliates	(1.4)	(0.8)	2.2	—	—
Interest expense	20.5	5.4	5.0	—	30.9
Equity in (earnings) of joint ventures	—	—	(2.4)	—	(2.4)
Other (income) expense, net	(1.0)	(4.6)	5.5	—	(0.1)
(Loss) income before taxes and earnings (losses) of wholly owned subsidiaries	(38.1)	18.0	25.1	—	5.0
Income tax expense (benefit)	(6.4)	(2.8)	9.2	—	—
Minority interest	—	—	0.3	—	0.3
(Loss) income before earnings (losses) of wholly owned subsidiaries	(31.7)	20.8	15.6	—	4.7
Earnings (losses) of wholly owned subsidiaries	36.4	3.4	—	(39.8)	—
Net income (loss)	$4.7	$24.2	$15.6	$(39.8)	$4.7

Condensed Consolidating Statement of Cash Flows (Unaudited)

	Six Months Ended June 30, 2008
(in millions of dollars)	Parent	Guarantors	Non- Guarantors	Consolidated
Net cash (used) provided by operating activities	$(30.8)	$(37.6)	$28.0	$(40.4)
Investing activities:
Additions to property, plant and equipment	(0.5)	(20.8)	(8.7)	(30.0)
Proceeds from the disposition of assets	—	0.9	3.0	3.9
Net cash used by investing activities	(0.5)	(19.9)	(5.7)	(26.1)
Financing activities:
Intercompany financing	12.5	(12.2)	(0.3)	—
Intercompany dividends received (paid)	—	7.9	(7.9)	—
Proceeds from long-term borrowings	—	63.5	—	63.5
Repayments of long-term debt	(63.7)	—	(20.4)	(84.1)
Borrowings of short-term debt	74.6	—	4.8	79.4
Cost of debt issuance	(0.7)	(0.5)	—	(1.2)
Proceeds from the exercise of stock options	0.3	—	—	0.3
Net cash provided (used) by financing activities	23.0	58.7	(23.8)	57.9
Effect of foreign exchange rate changes on cash	—	—	0.5	0.5
Net increase (decrease) in cash and cash equivalents	(8.3)	1.2	(1.0)	(8.1)
Cash and cash equivalents at the beginning of the period	8.4	(0.3)	34.2	42.3
Cash and cash equivalents at the end of the period	$0.1	$0.9	$33.2	$34.2

	Six Months Ended June 30, 2007
(in millions of dollars)	Parent	Guarantors	Non-Guarantors	Consolidated
Net cash (used) provided by operating activities	$(29.6)	$9.3	$5.8	$(14.5)
Investing activities:
Additions to property, plant and equipment	—	(15.9)	(6.0)	(21.9)
Proceeds from the disposition of assets	—	0.2	0.1	0.3
Net cash used by investing activities	—	(15.7)	(5.9)	(21.6)
Financing activities:
Intercompany financing	22.7	(6.5)	(16.2)	—
Net dividends received (paid)	1.4	7.5	(8.9)	—
Borrowings of short-term debt	5.0	—	12.9	17.9
Proceeds from the exercise of stock options	3.1	—	—	3.1
Net cash provided (used) by financing activities	32.2	1.0	(12.2)	21.0
Effect of foreign exchange rate changes on cash	—	—	1.0	1.0
Net increase (decrease) in cash and cash equivalents	2.6	(5.4)	(11.3)	(14.1)
Cash and cash equivalents at the beginning of the period	2.6	6.5	40.9	50.0
Cash and cash equivalents at the end of the period	$5.2	$1.1	$29.6	$35.9

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

Our customers include commercial contract stationers (such as Office Depot, Staples/Corporate Express and OfficeMax), retail superstores, wholesalers, distributors, mail order catalogs, mass merchandisers, club stores and dealers. We also supply our products to commercial and industrial end-users and to the educational market.

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

While achieving cost efficiencies is an important outcome, we believe the integration of ACCO Brands and GBC is an opportunity to accomplish a permanent transformation of our business and create a platform for future growth.  First, we are developing a foundation for improving our customer relevance and response capabilities, primarily by unifying and strengthening our sales forces, customer service organizations, and supply chain operations.  Second, we are creating a simpler, streamlined business model, improving the way the Company conducts business globally, but particularly in Europe, where our new pan-European operating model is in place to better serve our larger customers.  Third, we continue to refine our product portfolio, eliminating low-return products, as well as the cost and complexity associated with maintaining excess inventory.  This allows us to focus the majority of our effort on future-growth, high-return, global products and categories with growth potential.  And fourth, we are significantly increasing our investment in our core brands and placing greater emphasis on driving consumer preference, as such we increased our annual go-to-market spend by $27 million since the acquisition of GBC.

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

The following discussion includes the consolidated financial results of ACCO Brands Corporation for the three and six months ended June 30, 2008 and 2007, respectively.  The discussion of operating results at the consolidated level is followed by a more detailed discussion of operating results by segment.

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

As much of our business is conducted in foreign markets (approximately 49% of revenues for the fiscal year ended December 31, 2007), foreign currency plays a major role in our reported results.  During the first six months of 2008, the U.S. dollar weakened relative to certain currencies in the prior year.  This benefited ACCO Brands as the same amount of foreign (e.g. local) currency units were translated into more U.S. dollars.  Our foreign operations’ purchases of outsourced products are primarily denominated in U.S. dollars, and as a result their costs of goods sold decreased as the value of the U.S. dollar has weakened.  A significant portion of these purchases are hedged with forward currency contracts which delays much of the effect of the weakening U.S. dollar in the short term.

We have completed the integration of our Office Products Group, making significant progress toward relocating our people, aligning our customer relationships and upgrading information technology systems.  Since the acquisition of GBC we have announced and moved ahead with plans to close, consolidate, downsize, or relocate more than 39 manufacturing, distribution and administrative operations.  The Company also successfully integrated key information technology systems in the U.S., France, Holland, Canada and Mexico, creating a common technology platform for its office products businesses, and consolidated its European office products sales force and several distribution centers. As a result of these actions, the Company expects to realize all of the previously announced cumulative $40 million of targeted annual cost synergies by the end of 2008 and expects an additional $20 million in annualized synergies to be realized by the end of 2009, which, if achieved, is expected to result in a cumulative total of $60 million in targeted annualized synergies that would be realized by the end of 2009.

In addition, as a response to the current recessionary environment, the Company announced with its second quarter earnings release, it was taking aggressive cost-reduction actions that are targeted to ultimately generate $25 million to $35 million in additional savings over the next 24 months, including $10 million this year and a further $10 million to $20 million in 2009.

Cash payments related to the Company’s restructuring and integration activities amounted to $21.0 million (excluding capital expenditures) during the first six months of 2008.  It is expected that additional disbursements of approximately $55 million, net of expected proceeds from real estate held-for-sale, will be completed by the end of 2010 as the Company continues to implement additional phases of its strategic and business integration plans. The Company has adequate resources to finance the anticipated requirements.

Our free cash flow generation is expected to improve due to seasonal factors and as our capital expenditures and restructuring costs subside it should allow us flexibility to reduce debt and take other actions that build shareholder value.  We expect to have the capacity to reduce our debt by approximately $100 million in the second half of 2008.

The Company’s Commercial Laminating Solutions segment continued to experience a reduction in profitability during the first six months of 2008. As the Company continues to consider strategic alternatives for this business, it has determined that “more-likely-than-not” it would dispose of its commercial print finishing business, a component of the Commercial Laminating Solutions segment.  As a result of these events and circumstances, management believed that the fair value of the reporting unit’s goodwill and long-lived assets had been reduced below their carrying value.  To determine fair value we used a discounted cash flow methodology.  Accordingly, as of the end of the second quarter of 2008, the Company recorded $62.4 million of non-cash goodwill and asset impairment charges at its Commercial Laminating Solutions segment.  Included in this amount is a goodwill impairment charge of $36.5 million and a long-lived asset impairment charge of $25.9 million.  As of June 30, 2008, the commercial print finishing business did not meet the criteria for classification as an asset held for sale or discontinued operations.  Should the commercial print finishing business either be sold or meet the “held-for-sale” criteria at a future date, it will be necessary to allocate a portion of the remaining goodwill associated with the Commercial Laminating Solutions segment to the commercial print finishing business and an additional impairment charge may need to be recognized.

Three Months Ended June 2008 versus 2007

Results

The following table presents the Company’s results for the three months ended June 30, 2008 and 2007, respectively.  Restructuring and restructuring-related expenses have been noted where appropriate, as management believes that a comparative review of these costs and their relative impact on operating income allows for a better understanding of the underlying business performance from period to period.  Restructuring-related expenses represent costs related to restructuring projects which cannot be reported as restructuring under U.S. GAAP (e.g., losses on inventory disposal related to product category exits, manufacturing inefficiencies following the start of manufacturing operations at a new facility following closure of the old facility, SG&A reorganization and implementation costs, dedicated consulting, etc.).

	Three Months Ended June 30,		Amount of Change
(in millions of dollars)	2008	2007	$	%
Net sales	$440.0	$464.9	$(24.9)	(5)%
Gross profit	128.5	138.7	(10.2)	(7)%
Gross profit margin	29.2%	29.8%		(0.6	)pts
Advertising, selling, general and administrative expenses	99.9	113.2	(13.3)	(12)%
Restructuring charges	1.6	2.4	(0.8)	(33)%
Goodwill and asset impairment charges	62.4	—	62.4	NM
Operating income (loss)	(38.0)	20.4	(58.4)	NM
Operating income margin	(8.6)%	4.4%		NM
Interest expense, net	15.8	16.0	(0.2)	(1)%
Equity in (earnings) of joint ventures	(1.8)	(1.3)	(0.5)	(38)%
Other (income) expense, net	2.2	(0.3)	2.5	NM
Income tax expense (benefit)	(7.9)	1.3	(9.2)	NM
Effective tax rate	(14.6)%	21.7%		NM
Net income (loss)	(46.7)	4.5	(51.2)	NM

Restructuring-related expense included in cost of products sold	2.0	4.1
Restructuring-related expense included in SG&A	(2.6)	4.6

Net Sales

Net sales decreased $24.9 million, or 5%, to $440.0 million.  The decrease reflects a significant decline in U.S. and U.K. sales volumes, particularly in the Office Products and Document Finishing Groups, driven by weak consumer demand and related customer inventory reductions, as well as the previously reported loss of product placement.  The loss of product placement impacted sales by $12.6 million and the exit of certain non-strategic businesses impacted sales by a further $5.7 million.  These decreases were partially offset by the positive impact of $21.8 million in currency translation as well as price increases.

Gross Profit

Gross profit decreased $10.2 million or 7% to $128.5 million, and gross margin decreased to 29.2% from 29.8%.  Currency translation positively impacted gross profit by $7.1 million.  Gross profit decreased principally due to lower sales volume partially offset by the flow-through from price increases net of raw material cost increases, lower restructuring-related expense included in cost of goods sold, and product outsourcing savings.

SG&A (Advertising, selling, general and administrative expenses)

SG&A decreased $13.3 million, or 12%, to $99.9 million, and as a percentage of sales to 22.7% from 24.3%. Currency translation resulted in a $3.9 million increase in SG&A expenses.  The improvement was related to merger integration synergies, reduced restructuring-related expense, which included a $3.6 million gain on the sale of a manufacturing facility, lower management incentive costs and lower pension costs.

Operating Income (Loss)

Operating loss was $38.0 million compared to operating income of $20.4 million in the prior year.  The decrease in operating income was driven by $62.4 million of non-cash goodwill and asset impairment charges in the Commercial Laminating Solutions Group as well as reduced sales volume, partially offset by lower spending as discussed above and favorable foreign currency translation.

Interest Expense, Equity in Earnings of Joint Ventures and Other (Income) Expense

Interest expense decreased $0.2 million to $15.8 million reflecting lower borrowing rates partially offset by the impact of higher exchange rates on foreign borrowings.

Equity in earnings of joint ventures increased $0.5 million to $1.8 million reflecting higher income from our unconsolidated joint ventures.

Other expense increased $2.5 million to $2.2 million of expense primarily due to higher foreign exchange losses.

Income Taxes

For the quarter ended June 30, 2008, the Company recorded an income tax benefit of $7.9 million versus a tax expense of $1.3 million recorded in the prior year quarter. The effective tax rate for the quarter ended June 30, 2008 was 14.6% compared to 21.7% for the quarter ended June 30, 2007. The lower effective tax rate in the quarter was related to the impairment of goodwill which is not tax deductible. The rate in the prior year period was impacted by the tax benefit of the restructuring and restructuring related charges during the quarter.

Net Income (Loss)

Net loss was $(46.7) million, or $(0.86) per diluted share, compared to net income of $4.5 million, or $0.08 per diluted share, in the prior-year quarter. The decrease primarily reflects the goodwill and asset impairment charges as well as significant declines in sales.

Segment Discussion

Office Products Group

Results

	Three Months Ended June 30,		Amount of Change
(in millions of dollars)	2008	2007	$	%
Net sales	$209.0	$228.3	$(19.3)	(9)%
Operating income	16.9	12.6	4.3	34%
Operating income margin	8.1%	5.5%		2.6	pts
Restructuring and related charges (income)	(1.5)	6.3	(7.8)	NM

Office Products net sales decreased $19.3 million, or 9%, to $209.0 million. The decrease reflects the continued decline in sales volume in the U.S. and U.K. and additional market deterioration seen in the second quarter in Continental Europe and Canada resulting from weaker consumer demand and related customer inventory reductions, as well as the previously reported loss of product placement, including the exit and divestiture of certain non-strategic businesses.  Favorable foreign currency translation of $9.0 million partially offset the volume decline.

Office Products operating income increased $4.3 million to $16.9 million and operating income margin increased to 8.1% from 5.5%.  The increase in operating income and margin was the result of merger integration synergies, reduced restructuring and related charges, which included a $3.6 million gain on the sale of a manufacturing facility and lower management incentives.  The increase was offset in part by lower sales volume, rising commodity and fuel costs and adverse supply chain variances, primarily arising from lower U.S. volumes.

Document Finishing Group

Results

	Three Months Ended June 30,		Amount of Change
(in millions of dollars)	2008	2007	$	%
Net sales	$132.2	$139.0	$(6.8)	(5)%
Operating income	4.5	5.5	(1.0)	(18)%
Operating income margin	3.4%	4.0%		(0.6	)pts
Restructuring and related charges	2.0	3.0	(1.0)	(33)%

Document Finishing net sales decreased $6.8 million, or 5%, to $132.2 million. Currency translation positively impacted net sales by $7.4 million.  Excluding the impact of currency translation, Document Finishing sales decreased 10%, primarily due to significant volume declines in North America and Europe, related customer inventory reductions, as well as lost product placements.  Sales declines were partially offset by growth in sales outside of North America and Europe.

Document Finishing operating income decreased $1.0 million, or 18%, to $4.5 million, and operating income margin decreased to 3.4% from 4.0%.  The decline in operating income reflects lower sales volume and higher raw material, freight and distribution costs.  These factors were partially offset by reduced restructuring and related charges.

Computer Products Group

Results

	Three Months Ended June 30,		Amount of Change
(in millions of dollars)	2008	2007	$	%
Net sales	$54.8	$53.3	$1.5	3%
Operating income	10.4	9.9	0.5	5%
Operating income margin	19.0%	18.6%		0.4	pts
Restructuring and related charges	0.4	1.2	(0.8)	(67)%

Computer Products sales increased $1.5 million, or 3%, to $54.8 million. The increase was driven by increased sales of security products, as well as a favorable currency impact of $2.7 million.  Sales growth was negatively impacted by declines in the iPod® accessory category.

Operating income increased $0.5 million, or 5%, to $10.4 million, and operating income margin increased to 19.0% from 18.6%. The increase in operating income was due to a favorable sales mix, lower restructuring and related charges and favorable currency translation and product mix, partially offset by increased go-to-market expenses for the launch of new products.

Commercial Laminating Solutions Group

Results

	Three Months Ended June 30,		Amount of Change
(in millions of dollars)	2008	2007	$	%
Net sales	$44.0	$44.3	$(0.3)	(1)%
Operating income (loss)	(63.1)	—	(63.1)	NM
Operating income margin	NM	—%		NM
Impairment and restructuring and related charges	62.5	0.3	62.2	NM

Commercial Laminating net sales decreased $0.3 million, or 1%, to $44.0 million.   Currency translation favorably impacted sales by $2.7 million.  Excluding the impact of currency translation, sales decreased 7%.  The decline was a result of lower film sales in Europe and lower demand for print finishing equipment in Europe and the U.S.

Operating loss was $63.1 million, compared to breakeven operating results in the prior-year quarter.  The operating loss was principally due to the $62.4 million in impairment charges as well as higher raw material costs.

Six Months Ended June 2008 versus 2007

Results

The following table presents the Company’s results for the six months ended June 30, 2008 and 2007, respectively.  Restructuring and restructuring-related expenses have been noted where appropriate, as management believes that a comparative review of these costs and their relative impact on operating income allows for a better understanding of the underlying business performance from period to period.  Restructuring-related expenses represent costs related to restructuring projects which cannot be reported as restructuring under U.S. GAAP (e.g., losses on inventory disposal related to product category exits, manufacturing inefficiencies following the start of manufacturing operations at a new facility following closure of the old facility, SG&A reorganization and implementation costs, dedicated consulting, etc.).

	Six Months Ended June 30,		Amount of Change
(in millions of dollars)	2008	2007	$	%
Net sales	$867.0	$910.8	$(43.8)	(5)%
Gross profit	254.6	267.9	(13.3)	(5)%
Gross profit margin	29.4%	29.4%		—	pts
Advertising, selling, general and administrative expenses	207.4	226.1	(18.7)	(8)%
Restructuring charges	6.8	3.1	3.7	119%
Goodwill and asset impairment charges	62.4	—	62.4	NM
Operating income (loss)	(27.1)	33.4	(60.5)	NM
Operating income margin	(3.1)%	3.7%		NM
Interest expense, net	31.9	30.9	1.0	3%
Equity in (earnings) of joint ventures	(3.5)	(2.4)	(1.1)	(46)%
Other (income) expense, net	1.3	(0.1)	1.4	NM
Income taxes	(8.7)	—	(8.7)	NM
Effective tax rate	(15.3)%	—%		NM
Net income (loss)	(48.5)	4.7	(53.2)	NM

Restructuring-related expense included in cost of products sold	5.1	7.1
Restructuring-related expense included in SG&A	(0.1)	8.4

Net Sales

Net sales decreased $43.8 million, or 5%, to $867.0 million.  The decrease reflects a significant decline in U.S. and U.K. sales volumes, particularly in the Office Products Group, driven by weak consumer demand and related customer inventory reductions, as well as the previously reported loss of product placement.  The loss of product placement impacted sales by $26.8 million and the exit of certain non-strategic businesses impacted sales by a further $12.6 million.  These decreases were partially offset by the positive impact of $45.7 million in currency translation as well as price increases.

Gross Profit

Gross profit decreased $13.3 million or 5% to $254.6 million, while gross margin was 29.4%, consistent with the prior year.  Currency translation positively impacted gross profit by $14.9 million.  Gross profit decreased principally due to lower sales volume partially offset by the flow-through from price increases net of raw material cost increases, product outsourcing savings and lower restructuring-related expense included in cost of goods sold.

SG&A (Advertising, selling, general and administrative expenses)

SG&A decreased $18.7 million, or 8%, to $207.4 million, and as a percentage of sales to 23.9% from 24.8%. Currency translation resulted in a $8.2 million increase in SG&A expenses.  The improvement was related to reduced restructuring-related expense, which included a $3.6 million gain on the sale of a manufacturing facility, merger integration synergies, lower management incentive costs and lower pension costs.  As further discussed in Note 7, Stock-Based Compensation, during the first quarter of 2008, the Company modified certain of its performance-based equity compensation accruals resulting in a net reduction of $2.9 million in SG&A.

Operating Income (Loss)

Operating loss was $27.1 million compared to operating income of $33.4 million in the prior year.  The decrease in operating income was driven by $62.4 million of non-cash goodwill and asset impairment charges in the Commercial Laminating Solutions Group as well as reduced sales volume, partially offset by reduced restructuring-related expense, as discussed above, and favorable foreign currency translation.

Interest Expense, Equity in Earnings of Joint Ventures and Other (Income) Expense

Interest expense increased $1.0 million to $31.9 million reflecting accelerated debt amortization costs due to the loan prepayments and the impact of higher exchange rates on foreign borrowings, partially offset by lower interest rates.

Equity in earnings of joint ventures increased $1.1 million to $3.5 million reflecting higher income from our unconsolidated joint ventures.

Other expense increased $1.4 million to $1.3 million.  The increase in expense was due to higher foreign exchange losses, offset in part by a gain of $1.4 million on the early extinguishment of debt recorded in the first quarter of 2008 relating to the Company’s purchase of $10.1 million of its outstanding Senior Subordinated Notes.

Income Taxes

For the six months ended June 30, 2008, the Company recorded an income tax benefit of $8.7 million versus no income tax expense in the prior year. The tax benefit of 15.3% in the current year was principally due to the impairment of goodwill which is not tax deductible.  The 2007 effective tax rate was related to the tax benefit of the restructuring and restructuring-related charges and an excess foreign tax credit associated with dividends received during the first six months.

Net Income (Loss)

Net loss was $(48.5) million, or $(0.89) per diluted share, compared to net income of $4.7 million, or $0.09 per diluted share, in the prior-year. The decrease primarily reflects the goodwill and asset impairment charges as well as the significant decline in sales as discussed above.

Segment Discussion

Office Products Group

Results

	Six Months Ended June 30,		Amount of Change
(in millions of dollars)	2008	2007	$	%
Net sales	$409.9	$445.6	$(35.7)	(8)%
Operating income	23.6	24.0	(0.4)	(2)%
Operating income margin	5.8%	5.4%		0.4	pts
Restructuring and related charges	4.1	12.2	(8.1)	(66)%

Office Products net sales decreased $35.7 million, or 8%, to $409.9 million despite favorable foreign currency translation of $19.7 million. The decrease reflects volume declines in the U.S. and U.K. driven by weaker consumer demand exacerbated by customer inventory reductions, the previously reported loss of product placement and the exit and divestiture of certain non-strategic businesses.

Office Products operating income decreased $0.4 million to $23.6 million while operating income margin increased to 5.8% from 5.4%.  The decrease in operating income primarily resulted from the significant decline in sales volume as well as rising commodity and fuel costs and adverse supply chain variances primarily arising from lower U.S. volumes.  Partially offsetting the decline in operating income were the benefits from merger integration synergies, increased prices, reduced operating expenses and lower restructuring and related charges, which included a $3.6 million gain on the sale of a manufacturing facility.

Document Finishing Group

Results

	Six Months Ended June 30,		Amount of Change
(in millions of dollars)	2008	2007	$	%
Net sales	$266.5	$276.7	$(10.2)	(4)%
Operating income	7.3	9.2	(1.9)	(21)%
Operating income margin	2.7%	3.3%		(0.6	)pts
Restructuring and related charges	6.4	5.1	1.3	25%

Document Finishing net sales decreased $10.2 million, or 4%, to $266.5 million. Currency translation positively impacted net sales by $15.2 million.  Excluding the impact of currency translation, Document Finishing sales decreased 9%, primarily due to lower volumes in the U.S. and Europe.  Weak consumer demand and related customer inventory reductions and lost product placements contributed to the decline.  Sales declines were partially offset by strong growth in sales outside of the U.S. and Europe.

Document Finishing operating income decreased $1.9 million, or 21%, to $7.3 million, and operating income margin decreased to 2.7% from 3.3%.  The decline in operating income reflects lower sales volume as well as increased restructuring and related charges.  Partially offsetting the decline were the continued benefit from product outsourcing initiatives, lower operating expenses and price increases.

Computer Products Group

Results

	Six Months Ended June 30,		Amount of Change
(in millions of dollars)	2008	2007	$	%
Net sales	$102.8	$102.7	$0.1	—%
Operating income	16.9	15.5	1.4	9%
Operating income margin	16.4%	15.0%		1.4	pts
Restructuring and related charges	1.6	2.2	(0.6)	(27)%

Computer Products sales increased modestly to $102.8 million. Currency translation positively impacted net sales by $5.4 million.  Excluding the impact of currency translation, Computer Products sales decreased 5%, primarily due to lower U.S. sales volumes from the previously reported CompUSA store closings, weaker demand and related customer inventory reductions, and declines in the iPod® accessory category.

Operating income increased $1.4 million, or 9%, to $16.9 million, and operating income margin increased to 16.4% from 15.0%. The increase in operating income was due to $1.6 million of additional royalty income (including the results of a prior year audit),  lower restructuring and related charges, favorable sales mix and favorable currency translation.

Commercial Laminating Solutions Group

Results

	Six Months Ended June 30,		Amount of Change
(in millions of dollars)	2008	2007	$	%
Net sales	$87.8	$85.8	$2.0	2%
Operating income (loss)	(62.2)	0.6	(62.8)	NM
Operating income margin	NM	0.7%		NM
Impairment and restructuring and related charges	62.1	0.5	61.6	NM

Commercial Laminating net sales increased $2.0 million, or 2%, to $87.8 million.   Currency translation favorably impacted sales by $5.4 million.  Excluding the impact of currency translation, sales decreased 4% primarily due to lower sales volumes in Europe and the U.S. partially offset by increased prices.

Operating loss was $62.2 million, compared to operating income of $0.6 million in the prior-year period.  The decrease was principally due to the $62.4 million in impairment charges as well as higher raw material costs which increased by more than sale prices.

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

Cash Flow from Operating Activities

Cash used by operating activities was $40.4 million and $14.5 million for the six months ended June 30, 2008 and 2007, respectively. Net loss for the six months ended June 30, 2008 was $48.5 million compared to net income of $4.7 million in for the six months ended June 30, 2007.  Non-cash adjustments to net income were $89.2 million in 2008, compared to $32.7 million in 2007, on a pre-tax basis.  The increase in cash used in operations was attributable to:

•                  lower accounts payable as a result of a slowdown of inventory purchases, due to weaker sales demand, and

•                  higher levels of inventory resulting from the lower sales volumes, principally in the U.S.

The increase in cash used in operations was partially offset by:

•                  increased cash generation from a reduced level of accounts receivable reflective of the decrease in sales compared to the prior year, and

•                  higher dividend income from the Company’s unconsolidated joint ventures.

Cash Flow from Investing Activities

Cash used by investing activities was $26.1 million and $21.6 million for the six months ended June 30, 2008 and 2007, respectively.  Gross capital expenditures were $30.0 million and $21.9 million for the six months ended June 30, 2008 and 2007, respectively. The increase was driven by the cost of new distribution facilities and continued information technology investments.

Cash Flow from Financing Activities

Cash provided by financing activities was $57.9 million and $21.0 million in the first six months of 2008 and 2007, respectively.  In January, 2008, the Company entered into a three-year accounts receivable securitization program.  At the inception of the program the Company received cash proceeds of $75 million which was used to pay down the existing term loan facilities.  As of June 30, 2008, the Company’s borrowings under the program were $63.5 million.

Capitalization

Total debt at June 30, 2008 was $835.9 million compared to $775.3 million at December 31, 2007. The ratio of debt to stockholders’ equity at June 30, 2008 was 2.1 to 1 compared with a ratio of 1.8 to 1 at December 31, 2007.

As of June 30, 2008 the amount available for borrowings under our revolving credit facilities was $62.6 million (allowing for $12.8 million of letters of credit outstanding on that date).

During the first quarter of 2008, the Company amended its senior secured credit facilities, providing the Company with greater financial flexibility, primarily through changes to certain definitions and provisions of the agreements.

As of and for the period ended June 30, 2008, the Company was in compliance with all applicable loan covenants.

In January, 2008, the Company entered into a three-year accounts receivable securitization program with a financial institution.  The program allows the Company to sell, on a revolving basis, an undivided interest in eligible U.S. receivables for up to $75 million.  The eligible receivables are sold without recourse to a third-party conduit through a wholly-owned bankruptcy remote special purpose entity, ACCO Brands Receivables Funding LLC, that is consolidated for financial reporting purposes.  Because ACCO Brands Receivables Funding LLC has the right to repurchase the sold receivables, sales of receivables under the program are accounted for as a secured borrowing.  The receivables outstanding and the corresponding debt are included as “Accounts receivable, net” and “Long-term debt,” respectively, on our Consolidated Balance Sheets.  We record the financing costs associated with the program in “Interest expense, net” in our Consolidated Statements of Operations.  Financing costs for the three and six months ended June 30, 2008 was $0.6 million and $1.3 million, respectively.  As of June 30, 2008, the Company’s borrowings under the program were $63.5 million.  Cash proceeds of $75 million received at the inception of the program were used to pay down the existing term loan facilities.  The accounts receivable securitization program contains certain financial covenants including a minimum interest coverage ratio and a maximum leverage ratio.  As of June 30, 2008, the Company was in compliance with these covenants.

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

ITEM 3. QUANTITIATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Item 7A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. There has been no material change to Foreign Exchange Risk Management or Interest Rate Risk Management through the period ended June 30, 2008 or through the date of this report.

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

(b)       Changes in Internal Control Over Financial Reporting.

There has been no change in the Company’s internal control over financial reporting that occurred during the three month period ending June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company and its subsidiaries are defendants in various claims and legal proceedings associated with their business and operations. It is not possible to predict the outcome of the pending actions, but management believes that there are meritorious defenses to these actions and that these actions if adjudicated or settled in a manner adverse to the Company, would not be expected to have a material adverse effect upon the results of operations, cash flows or financial condition of the Company.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A - Risk Factors in our annual report on Form 10-K for the year ended December 31, 2007. The risk factors described in that annual report could materially adversely affect our business, financial condition or future results. The risks described in that annual report are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently consider immaterial also may materially adversely affect our business, financial condition and/or operating results.  The following is an update to Item 1A – Risk Factors contained in our Form 10-K for the year ended December 31, 2007.

Our business is dependent on a limited number of customers, and a substantial reduction in sales to these customers could significantly impact our operating results.

The office products industry is concentrated in a small number of major customers, principally office products superstores (which combine contract stationers, retail and mail order), office products distributors and mass merchandisers.  A relatively limited number of customers account for a large percentage of our total net sales. Our top ten customers accounted for 46% of our net sales for the fiscal year ended December 31, 2007.  Sales to Office Depot, Inc. and subsidiaries during the same period amounted to approximately 12% of our 2007 net sales.  Giving pro forma effect to the recent acquisition of Corporate Express by Staples as if it had occurred on January 1, 2007, our sales to the combined companies and their subsidiaries represented approximately 12% of our 2007 net sales.  The loss of, or a significant reduction in, business from one or more of our major customers could have a material adverse effect on our business, financial condition and results of operations.  A concentrated customer base also exposes us to increased concentration of customer credit risk.

Our industry is subject to further consolidation, and further consolidation of our customers could cause a reduction to our margins and sales.

Our industry has experienced significant consolidation of resellers, most recently with the acquisition of Corporate Express by Staples.  While the office products industry already has a concentrated reseller base, if current trends continue, these resellers, our customers, are likely to consolidate further.  Customer consolidation is likely to result in pricing pressures, to which we are subject, leading to downward pressure on our margins and profits.  Additionally, consolidation among customers can result in decreased inventory levels maintained by these customers, which can negatively impact our sales during the transition period.  Even should customers continue to consolidate there can be no assurance that those customers would leverage our international scope and distribution capabilities by concentrating their purchasing activity with us.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       A total of 49,077,090 of the Company’s shares of common stock were present or represented by proxy at the Company’s Annual Meeting of Stockholders held on May 13, 2008 (the “2008 Annual Meeting”).  This represented more than 90% of the Company’s shares outstanding.  Four management proposals were voted upon at the 2008 Annual Meeting and all were approved.

Proposal 1            Election of Directors.

The terms of office of three current directors, Norman H. Wesley, Robert J. Keller and Robert H. Jenkins, expired at the 2008 Annual Meeting and all were re-elected to a one-year term.  The results of the voting were as follows:

	For	Withheld
Norman H. Wesley	42,248,299	6,828,791
Robert J. Keller	42,001,529	7,075,561
Robert H. Jenkins	41,995,426	7,081,664

Other directors whose terms continued after the meeting were David D. Campbell, G. Thomas Hargrove, Dr. Patricia O. Ewers, George V. Bayly, Duane L. Burnham and Pierre E. Leroy.

Proposal 2            Approve an amendment to the Company’s Restated Certificate of Incorporation regarding the declassification of the Board of Directors.

For	Against	Abstain
48,773,882	215,805	87,403

Proposal 3            Approve an amendment to the Company’s Amended and Restated 2005 Incentive Plan to increase the number of shares authorized for issuance and to effect certain other minor amendments to the Plan..

For	Against	Abstain	Broker Non-Votes
32,362,660	11,369,619	47,438	5,297,373

Proposal 4            Ratification of the selection of PricewaterhouseCoopers LLP as the independent registered public accounting firm of the Company for 2008.

For	Against	Abstain
48,996,113	64,438	16,538

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Number	Description

10.1	Retirement Agreement for David D. Campbell effective as of May 1, 2008 (incorporated by reference to Exhibit 10.3 to Form 10-Q filed by Registrant on May 7, 2008 (File No. 001-08454)).

10.2	Retirement Agreement for Neal V. Fenwick effective as of May 1, 2008 (incorporated by reference to Exhibit 10.4 to Form 10-Q filed by Registrant on May 7, 2008 (File No. 001-08454)).

10.3	Amendment to the Amended and Restated 2005 Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed by Registrant with the Commission on May 19, 2008 (File No. 001-08454)).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

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
Thomas P. O’Neill, Jr.
Vice President, Finance and Accounting
(principal accounting officer)

August 6, 2008

EXHIBIT INDEX

Number	Description

10.1	Retirement Agreement for David D. Campbell effective as of May 1, 2008 (incorporated by reference to Exhibit 10.3 to Form 10-Q filed by Registrant on May 7, 2008 (File No. 001-08454)).

10.2	Retirement Agreement for Neal V. Fenwick effective as of May 1, 2008 (incorporated by reference to Exhibit 10.4 to Form 10-Q filed by Registrant on May 7, 2008 (File No. 001-08454)).

10.3	Amendment to the Amended and Restated 2005 Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed by Registrant with the Commission on May 19, 2008 (File No. 001-08454)).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

*      Filed herewith.

**   Furnished herewith