Form 10-Q
period 2008-09-30
ACCO BRANDS CORP
filed 2008-11-06
CIK 712034

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of October 31, 2008, the registrant had outstanding 54,181,676 shares of Common Stock.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results of operations of the registrant could differ materially from those projected in the forward-looking statements as a result of a number of important factors. For a discussion of important factors that could affect our results, please refer to PART I, ITEM 1A. Risk Factors, contained in the Company’s annual report on Form 10-K for the year ended December 31, 2007, Part II, Item 1A. Risk Factors, contained herein and in the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2008, and the discussions set forth in PART I, ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, including under the caption “Forward-Looking Statements,”  below.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ACCO Brands Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(in millions of dollars)	September 30, 2008	December 31, 2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$34.7	$42.3
Accounts receivable, net	329.5	415.3
Inventories, net	282.0	299.4
Deferred income taxes	34.1	35.1
Other current assets	36.6	29.8
Total current assets	716.9	821.9
Property, plant and equipment, net	211.0	238.3
Deferred income taxes	79.4	91.9
Goodwill	350.6	415.2
Identifiable intangibles, net	209.6	229.8
Other assets	90.2	101.4
Total assets	$1,657.7	$1,898.5

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable to banks	$22.7	$6.4
Current portion of long-term debt	27.8	0.4
Accounts payable	146.2	202.6
Accrued compensation	24.8	32.8
Accrued customer program liabilities	86.9	118.2
Other current liabilities	114.0	137.8
Total current liabilities	422.4	498.2
Long-term debt	720.9	768.5
Deferred income taxes	71.7	103.4
Postretirement and other liabilities	86.0	90.1

Total liabilities	1,301.0	1,460.2

Commitments and Contingencies — Note 15

Common stock	0.6	0.6
Treasury stock	(1.1)	(1.1)
Paid-in capital	1,392.8	1,388.9
Accumulated other comprehensive income (loss)	(13.4)	(9.2)
Accumulated deficit	(1,022.2)	(940.9)
Total stockholders’ equity	356.7	438.3
Total liabilities and stockholders’ equity	$1,657.7	$1,898.5

See notes to condensed consolidated financial statements.

ACCO Brands Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions of dollars, except per share data)	2008	2007	2008	2007
Net sales	$435.0	$494.7	$1,302.0	$1,405.5
Cost of products sold	305.2	346.5	917.6	989.4
Advertising, selling, general and administrative expenses	93.7	107.2	301.1	333.3
Amortization of intangibles	1.8	2.6	6.9	7.9
Restructuring charges	4.8	11.4	11.6	14.5
Goodwill and asset impairment charges	30.8	—	93.2	—
Operating income (loss)	(1.3)	27.0	(28.4)	60.4
Interest expense, net	16.8	16.5	48.7	47.4
Equity in (earnings) of joint ventures	(1.9)	(2.0)	(5.4)	(4.4)
Other (income) expense, net	1.2	(1.0)	2.5	(1.1)
Income (loss) before income taxes and minority interest	(17.4)	13.5	(74.2)	18.5
Income tax expense	15.3	4.6	6.6	4.6
Minority interest	—	0.2	0.4	0.5
Net income (loss)	$(32.7)	$8.7	$(81.2)	$13.4

Basic earnings (loss) per common share	$(0.60)	$0.16	$(1.50)	$0.25
Diluted earnings (loss) per common share	$(0.60)	$0.16	$(1.50)	$0.24

Weighted average number of shares outstanding:
Basic	54.2	54.0	54.2	54.0
Diluted	54.2	55.0	54.2	55.0

See notes to condensed consolidated financial statements.

ACCO Brands Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(in millions of dollars)	2008	2007
Operating activities
Net income (loss)	$(81.2)	$13.4
Restructuring and other non-cash charges	1.4	1.2
(Gain) loss on sale of assets	(5.3)	0.2
Depreciation	27.0	25.2
Non-cash charge for goodwill and asset impairment	93.2	—
Amortization of debt issuance costs	4.1	3.2
Amortization of intangibles	6.9	7.9
Stock-based compensation	3.5	10.3
Gain on bond redemption	(2.0)	—
Changes in balance sheet items:
Accounts receivable	75.2	43.7
Inventories	11.3	(23.1)
Other assets	(8.0)	(7.3)
Accounts payable	(52.9)	(18.9)
Accrued expenses and other liabilities	(54.3)	(32.1)
Income taxes	(11.5)	(4.6)
Equity in earnings of joint ventures, net of dividends received	0.3	(3.5)
Net cash provided by operating activities	7.7	15.6
Investing activities
Additions to property, plant and equipment	(38.9)	(38.1)
Proceeds from the disposition of assets	21.9	0.8
Net cash used by investing activities	(17.0)	(37.3)
Financing activities
Proceeds from long-term borrowings	76.3	—
Repayments of long-term debt	(88.2)	—
Borrowings of short-term debt, net	16.1	10.3
Cost of debt issuance	(1.3)	—
Proceeds from the exercise of stock options	0.3	3.7
Net cash provided by financing activities	3.2	14.0
Effect of foreign exchange rate changes on cash	(1.5)	1.8
Net decrease in cash and cash equivalents	(7.6)	(5.9)
Cash and cash equivalents
Beginning of period	42.3	50.0
End of period	$34.7	$44.1

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

The condensed consolidated balance sheet as of September 30, 2008, the related condensed consolidated statements of operations for the three and nine months ended September 30, 2008 and 2007 and the related condensed consolidated statements of cash flows for the nine months ended September 30, 2008 and 2007 are unaudited. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required annually by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments consisting of only normal recurring adjustments necessary for a fair presentation of the financial statements have been included. Interim results may not be indicative of results for a full year.  Certain items in prior periods have been reclassified to conform to the current presentation.

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

4.     Restructuring and Restructuring-Related Charges

In August, 2005, the Company merged with General Binding Corporation (“GBC”).  Subsequent to the merger, significant restructuring actions have been initiated, which have resulted in the closure or consolidation of facilities that are engaged in manufacturing and distributing the Company’s products, primarily in North America and Europe. The Company recorded pre-tax restructuring and asset impairment charges of $4.8 million and $11.4 million during the three months ended September 30, 2008 and 2007, respectively, and $11.6 million and $14.5 million during the nine months ended September 30, 2008 and 2007, respectively, related to these actions. Additional charges are expected to be incurred throughout 2008 and 2009 as the Company continues to identify and implement the specific phases of its strategic and business integration plans.

During the second quarter of 2008, in response to the recessionary economic environment, the Company announced it would take additional cost reduction actions over the ensuing 24 months which would increase restructuring and restructuring related charges by an additional $40 million to $50 million over a two-year period.  In addition, as further discussed in Note 19, Subsequent Events, the Company is implementing certain organizational changes, including the realignment of its segment structure.  Related to implementing these organizational changes, the Company expects to recognize approximately $13 million of additional restructuring charges in the fourth quarter of 2008 and $4 million in 2009. All such costs will be cash expenditures.

A summary of the activity in the restructuring accounts and a reconciliation of the liability for, and as of, the nine months ended September 30, 2008 are as follows:

(in millions of dollars)	Balance at December 31, 2007	Total Provision	Cash Expenditures	Non-cash Write-offs/ Currency Change	Balance at September 30, 2008

Employee termination costs	$20.2	$9.0	$(18.0)	$(0.1)	$11.1
Termination of lease agreements	2.8	1.9	(1.2)	(0.1)	3.4
Subtotal	23.0	10.9	(19.2)	(0.2)	14.5
Asset impairments and net loss on disposal of assets resulting from restructuring activities	—	0.7	—	(0.7)	—
Total rationalization of operations	$23.0	$11.6	$(19.2)	$(0.9)	$14.5

Of the 1,589 positions planned for elimination under restructuring initiatives provided for through September 30, 2008, 1,340 had been eliminated as of the balance sheet date.

Management expects the $11.1 million employee termination costs balance to be substantially paid within the next twelve months.  Lease costs included in the $3.4 million balance are expected to continue until the last lease terminates in 2013.

In association with the Company’s restructuring activities, certain restructuring-related costs were expensed to cost of products sold and advertising, selling, general and administrative expense in the income statement. These charges were principally related to the implementation of the new company footprint, including internal and external project management costs, outside consulting and strategic product category exits. The expense associated with these charges was $0.4 million and $7.6 million for the three months ended September 30, 2008 and 2007, respectively and $5.4 million and $23.1 million for the nine months ended September 30, 2008 and 2007, respectively.  Included in the 2008 results is a $3.6 million gain on the sale of a manufacturing facility recorded during the second quarter and net gains of $2.4 million on the sale of three additional properties recorded during the third quarter.  The Company expects to record additional amounts as it continues its restructuring initiatives.   The net gains from the property sales are included within the caption, “Advertising, selling, general and administrative expenses” in the Condensed Consolidated Statements of Operations.

5.  Asset Impairment Charges

As of the end of the second quarter of 2008, the Company recorded non-cash goodwill and asset impairment charges of $62.4 million in its Commercial Laminating Solutions segment.  Included in this amount were charges to goodwill of $36.5 million, property, plant and equipment of $15.4 million and identifiable intangible assets of $10.5 million.  In addition, as of the end of the third quarter of 2008, the Company recorded additional non-cash goodwill and impairment charges of $30.8 million in its Commercial Laminating Solutions segment.  Included in this amount are charges to goodwill of $24.0 million and property, plant and equipment of $6.8 million.

In accordance with Statement of Financial Accounting Standards No. 144 (SFAS 144), “Accounting for the Impairment or Disposal of Long-Lived Assets,” when an indicator of impairment is noted, assets are evaluated at the lowest level for which there are identifiable cash flows.  As a result of continued reduced profitability and the likely sale of its commercial print finishing business, a component of the Commercial Laminating Solutions segment, as of the end of the second quarter of 2008, the Company evaluated the estimated future cash flows of this business and determined the undiscounted cash flows would be insufficient to recover the carrying value of those assets.  Using a discounted cash flow approach, as of the end of the second quarter of 2008, the Company recorded a non-cash asset impairment charge of $25.9 million.  Included in this amount were charges to property, plant and equipment of $15.4 million, and identifiable intangible assets of $10.5 million.

During the third quarter of 2008, the Company received non-binding indicative bids for the commercial print finishing business.  Based on a review of these bids it remains more likely than not, that the commercial print finishing business would be sold in a single transaction.  The bids received from potential buyers indicated the market value of the commercial print finishing business was lower than its carrying value.  As a result, in accordance with SFAS 144, as of the end of the third quarter of 2008, the Company recorded a non-cash asset impairment charge of $6.8 million related to property, plant and equipment, which was based on the excess of the carrying value of the long-lived assets over their fair value.

The non-cash asset impairment charges recorded during the second and third quarters of 2008 are included within the caption, “Goodwill and asset impairment charges” in the Condensed Consolidated Statements of Operations.

See Note 9, Goodwill and Intangibles, for a further discussion of goodwill and asset impairment charges recorded during the second and third quarters of 2008.

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

The following table provides a reconciliation of the activity by cost category from December 31, 2007 through September 30, 2008.

(in millions of dollars)	Balance at December 31, 2007	Adjustments to Reserve	Cash Expenditures	Non-cash Write-offs/ Currency Change	Balance at September 30, 2008

Employee termination costs	$1.2	$(0.1)	$(0.5)	$—	$0.6
Termination of lease agreements	5.2	—	(1.7)	(0.1)	3.4
Other	1.1	(0.4)	(0.1)	(0.2)	0.4
Total	$7.5	$(0.5)	$(2.3)	$(0.3)	$4.4

7.     Stock -Based Compensation

The following table summarizes the Company’s stock-based compensation (including stock options, restricted stock units (“RSUs”) and performance stock units (“PSUs”)) for the three and nine months ended September 30, 2008 and 2007.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions of dollars)	2008	2007	2008	2007
Stock option compensation expense	$0.9	$1.5	$3.3	$5.1
RSU compensation expense	1.2	1.0	3.9	3.3
PSU compensation expense (income)	(2.4)	—	(3.7)	1.9
Total	$(0.3)	$2.5	$3.5	$10.3

During the first quarter of 2008, the Company’s Board of Directors approved a stock compensation grant, which consisted of 442,895 stock options, 327,867 RSUs and 445,967 PSUs.  The Company’s Board of Directors approved additional grants of 24,600 stock options, 9,450 RSUs and 21,210 PSUs during the third quarter.

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

During the third quarter of 2008, management determined that performance measures related to 578,233 outstanding PSUs were no longer attainable.  As a result, the Company reversed $2.4 million of previously recognized compensation expense. For the nine months ended September 30, 2008, the Company has reversed a net $3.7 million of previously recognized compensation expense.  As of September 30, 2008, the Company had no outstanding PSU awards accrued.

Unrecognized compensation cost related to unvested stock options and RSUs was approximately $2.3 million and $7.3 million, respectively, as of September 30, 2008.

8.  Inventories

Inventories are stated at the lower of cost or market value. The components of inventories are as follows:

(in millions of dollars)	September 30, 2008	December 31, 2007
Raw materials	$32.5	$32.9
Work in process	10.2	10.3
Finished goods	239.3	256.2
Total inventories	$282.0	$299.4

9.     Goodwill and Intangibles

The table below presents goodwill by segment:

(in millions of dollars) Reportable Segment	Balance at December 31, 2007	Goodwill Impairment	Translation and Other	Balance at September 30, 2008
Office Products Group	$211.2	$—	$(3.1)	$208.1
Document Finishing Group	137.0	—	(1.3)	135.7
Computer Products Group	6.8	—	—	6.8
Commercial Laminating Solutions Group	60.2	(60.5)	0.3	—
Total	$415.2	$(60.5)	$(4.1)	$350.6

Identifiable Intangible Assets

The gross carrying value and accumulated amortization by class of identifiable intangible assets as of September 30, 2008 and December 31, 2007 are as follows:

	September 30, 2008					December 31, 2007
(in millions of dollars)	Gross Carrying Amounts	Accumulated Amortization		Impairment (2)	Net Book Value	Gross Carrying Amounts	Accumulated Amortization		Net Book Value
Indefinite-lived intangible assets:
Trade names	$195.3	$(44.5	)(1)	$—	$150.8	$196.9	$(44.5	)(1)	$152.4
Amortizable intangible assets:
Trade names	68.5	(28.0)		—	40.5	70.9	(27.2)		43.7
Customer and contractual relationships	32.5	(11.4)		(8.8)	12.3	41.5	(16.5)		25.0
Patents/proprietary technology	10.5	(2.8)		(1.7)	6.0	12.2	(3.5)		8.7
Subtotal	111.5	(42.2)		(10.5)	58.8	124.6	(47.2)		77.4
Total identifiable intangibles	$306.8	$(86.7)		$(10.5)	$209.6	$321.5	$(91.7)		$229.8

(1)   Accumulated amortization prior to the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets.”

(2)   As discussed in Note 5, Asset Impairment Charges, for the nine months ended September 30, 2008, the Company recorded goodwill and asset impairment charges of $93.2 million in its Commercial Laminating Solutions segment.  Included in this amount was $10.5 million of identifiable intangible assets.

The Company’s intangible amortization expense was $1.8 million and $2.6 million for the three months ended September 30, 2008 and 2007, respectively, and $6.9 million and $7.9 million for the nine months ended September 30, 2008 and 2007, respectively. Estimated 2008 amortization expense is $8.5 million.  Amortization expense is expected to decline by $2.4 million in 2009 and by a further $0.7 million in each of the years 2010 – 2013.

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

At the end of the second quarter of 2008, due to continued reduced profitability and the likely sale of its commercial print finishing business unit, the Company assessed the recoverability of both goodwill and long-lived assets in its Commercial Laminating Solutions segment.  As a result of this assessment, the Company recorded non-cash goodwill and asset impairment charges of $62.4 million.

Included in this amount were charges to goodwill of $36.5 million, property, plant and equipment of $15.4 million and identifiable intangible assets of $10.5 million.  In addition, as discussed below, as of the end of the third quarter of 2008, the Company recorded additional non-cash goodwill and asset impairment charges of $30.8 million in its Commercial Laminating Solutions segment.  Included in this amount are charges to goodwill of $24.0 million and property, plant and equipment of $6.8 million.

During the third quarter of 2008, the Company received non-binding indicative bids for the commercial print finishing business.  Based on a review of these bids it remains more likely than not, that the commercial print finishing business would be sold in a single transaction.  The bids received from potential buyers indicated the market value of the commercial print finishing business was lower than its carrying value.

In addition, the digital print finishing business, a component of the Commercial Laminating Solutions segment, experienced a significant reduction in revenue and profits during the third quarter.  Given the uncertainty surrounding global economic conditions and the accelerated decline the business has seen in its revenues during the third quarter, management reduced its long-term forecast for this business.

As a result, management has estimated that the fair value of the reporting unit’s goodwill had been reduced below its carrying value. Accordingly, management performed an evaluation of the reporting unit’s tangible and intangible assets for purposes of determining the fair value of its goodwill at September 30, 2008.  The fair value of our Commercial Laminating Solutions reporting unit was determined by utilizing a discounted cash flow methodology. The analysis indicated that the carrying amount of this reporting unit exceeded its fair value.  As required by SFAS No. 142, the Company recorded a non-cash goodwill impairment charge of $24.0 million pretax and after-tax to write-off the remaining goodwill of this reporting unit.  The goodwill impairment charge is included within the caption “Goodwill and asset impairment charges” in the Condensed Consolidated Statements of Operations.

10.  Pension and Other Retiree Benefits

The components of net periodic benefit cost for pension and postretirement plans for the three and nine months ended September 30, 2008 and 2007 are as follows:

	Three Months Ended September 30,
	Pension Benefits
	U.S.		International		Postretirement
(in millions of dollars)	2008	2007	2008	2007	2008	2007
Service cost	$1.2	$1.6	$1.2	$1.5	$0.1	$—
Interest cost	2.2	2.2	4.2	3.8	0.2	0.2
Expected return on plan assets	(2.9)	(2.9)	(5.2)	(5.0)	—	—
Amortization of prior service cost	—	—	—	0.1	—	—
Amortization of net loss (gain)	—	0.1	0.1	0.8	(0.3)	(0.1)
Total net periodic benefit cost	$0.5	$1.0	$0.3	$1.2	$—	$0.1

	Nine Months Ended September 30,
	Pension Benefits
	U.S.		International		Postretirement
(in millions of dollars)	2008	2007	2008	2007	2008	2007
Service cost	$3.6	$6.0	$3.3	$4.3	$0.2	$0.2
Interest cost	6.6	6.4	12.8	11.4	0.7	0.7
Expected return on plan assets	(8.7)	(8.5)	(15.7)	(14.8)	—	—
Amortization of prior service cost	—	(0.1)	0.1	0.4	—	—
Amortization of net loss (gain)	—	0.8	0.3	2.3	(0.7)	(0.5)
Total net periodic benefit cost	$1.5	$4.6	$0.8	$3.6	$0.2	$0.4

The Company expects to contribute approximately $5.7 million to its pension plans in 2008. For the nine months ended September 30, 2008, the Company has contributed approximately $4.2 million to those plans.

11.  Long-term Debt and Short-term Borrowings

Notes payable and long-term debt consisted of the following at September 30, 2008 and December 31, 2007:

(in millions of dollars)	September 30, 2008	December 31, 2007
U.S. Dollar Senior Secured Term Loan Credit Facility (weighted-average floating interest rate of 4.64% at September 30, 2008 and 6.79% at December 31, 2007)	$246.0	$301.0
British Pound Senior Secured Term Loan Credit Facility (weighted-average floating interest rate of 7.56% at September 30, 2008 and 8.12% at December 31, 2007)	48.5	63.1
Euro Senior Secured Term Loan Credit Facility (weighted-average floating interest rate of 6.71% at September 30, 2008 and 6.51% at December 31, 2007)	42.3	53.3
U.S. Dollar Senior Secured Revolving Credit Facility (weighted-average floating interest rate of 4.76% at September 30, 2008)	20.0	—
Securitization borrowings (floating interest rate of 3.35% at September 30, 2008)	75.0	—
U.S. Dollar Senior Subordinated Notes, due 2015 (fixed interest rate of 7.625%)	335.9	350.0
Other borrowings	3.7	7.9
Total debt	771.4	775.3
Less: current portion	(50.5)	(6.8)
Total long-term debt	$720.9	$768.5

During the first quarter of 2008, the Company amended its senior secured credit facilities, providing the Company with greater financial flexibility, primarily through changes to certain definitions and provisions of the agreements.

During the first and third quarters of 2008, the Company redeemed $10.1 million and $4.0 million, respectively, of outstanding Senior Subordinated Notes resulting in gains of $1.4 million and $0.6 million, respectively, on the early extinguishment of debt that were included in Other (income) expense, net in the Condensed Consolidated Statements of Operations.

The senior secured credit facilities require the Company to comply, on a quarterly basis, with certain financial covenants, including a maximum leverage ratio and a minimum interest coverage ratio, both as further described in footnotes (1) and (2) following.  At September 30, 2008, the Company was required to maintain a maximum leverage ratio of 4.25 to 1.0 and a minimum interest coverage ratio of no less than 3.00 to 1.0.  As of September 30, 2008, and as calculated in accordance with the terms of the credit facilities, the Company’s leverage ratio was 3.95 to 1.0 and its interest coverage ratio was 3.3 to 1.0.  These covenants become more restrictive over time.  The remaining financial covenant ratio levels under the senior secured credit facilities are as follows:

	Maximum — Leverage Ratio(1)	Minimum — Interest Coverage Ratio(2)

4th Quarter 2007 to 3 rd Quarter 2008	4.25 to 1	3.00 to 1
4th Quarter 2008 to 3 rd Quarter 2009	3.75 to 1	3.00 to 1
4th Quarter 2009 to 3 rd Quarter 2010	3.50 to 1	3.00 to 1
4th Quarter 2010 to 2nd Quarter 2012	3.25 to 1	3.00 to 1

(1)  The leverage ratio is computed by dividing the Company’s financial covenant debt by the cumulative four quarter trailing EBITDA, which excludes restructuring and restructuring-related charges up to certain limits as well as other adjustments, all as defined under the senior secured credit facilities.

(2)  The interest coverage ratio for any period is EBITDA for the Company for such period divided by cash interest expense for the Company for such period and other adjustments, all as defined under the senior secured credit facilities.

In January, 2008, the Company entered into a three-year accounts receivable securitization program with a financial institution.

The program allows the Company to sell, on a revolving basis, an undivided interest in eligible U.S. receivables for up to $75 million.  The receivables outstanding and the corresponding debt are included as “Accounts receivable, net” and “Long-term debt,” respectively, on our Consolidated Balance Sheets.  We record the financing costs associated with the program in “Interest expense, net” in our Consolidated Statements of Operations.  As of September 30, 2008, the Company’s borrowings under the program were $75.0 million.  Cash proceeds of $75.0 million received at the inception of the program were used to pay down the existing term loan facilities.  The accounts receivable securitization program contains certain financial covenants including a minimum interest coverage ratio and a maximum leverage ratio.

As of September 30, 2008, the Company was in compliance with all applicable loan covenants.  The non-cash impairment charges associated with goodwill and long-lived assets recorded in the second and third quarter of 2008 pertaining to the Company’s Commercial Laminating Solutions business does not affect the Company’s compliance with its lending arrangements as its covenants are not affected by non-cash charges.

Certain covenants we have made in connection with our borrowings restrict our ability to incur additional indebtedness, issue preferred stock, pay dividends on capital stock, make other restricted payments, including investments, sell our assets, and enter into consolidations or mergers. Our senior secured credit agreement also requires us to maintain specified financial ratios and satisfy financial condition tests. Our ability to meet those financial ratios and tests may be affected by events beyond our control, and we may not be able to continue to meet those ratios and tests. A breach of any of these covenants, ratios, tests or restrictions, as applicable, could result in an event of default under our credit and debt instruments, in which our lenders could elect to declare all amounts outstanding to be immediately due and payable. If the lenders accelerate the payment of the indebtedness, our assets may not be sufficient to repay in full the indebtedness and any other indebtedness that would become due as a result of any acceleration.  Further, in such an event, our lenders would not be required to make further loans to us, and assuming similar facilities were not established and that we were unable to obtain replacement financing, it would materially affect our liquidity and results of operations.

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

The Company utilizes the best available information in measuring fair value.  Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The Company has determined that its financial assets and liabilities are Level 2 in the fair value hierarchy.  The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value as of September 30, 2008:

Sept. 30,
(in millions of dollars)	2008
Assets:
Forward currency contracts	$0.6

Liabilities:
Cross-currency swap	$29.3

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

Our Day-Timers business sells products regionally to consumers, utilizing their own manufacturing, customer service and distribution structures and third-party manufacturing partners. Approximately two-thirds of the Day-Timers business is sold through the direct channel, which markets product through periodic sales catalogs and ships product directly to our end-user customers. The remainder of the business sells to large resellers and commercial dealers.

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

Financial information by reportable segment is set forth below.

Net sales by business segment are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions of dollars)	2008	2007	2008	2007
Office Products Group	$209.0	$244.8	$618.9	$690.4
Document Finishing Group	130.6	145.9	397.1	422.6
Computer Products Group	56.0	60.3	158.8	163.0
Commercial Laminating Solutions Group	39.4	43.7	127.2	129.5
Net sales	$435.0	$494.7	$1,302.0	$1,405.5

Operating income (loss) by business segment is as follows (a):

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions of dollars)	2008	2007	2008	2007
Office Products Group	$18.0	$14.4	$41.6	$38.4
Document Finishing Group	5.7	4.9	13.0	14.1
Computer Products Group	11.0	14.0	27.9	29.5
Commercial Laminating Solutions Group	(31.1)	0.3	(93.3)	0.9
Subtotal	3.6	33.6	(10.8)	82.9
Corporate	(4.9)	(6.6)	(17.6)	(22.5)
Operating income (loss)	(1.3)	27.0	(28.4)	60.4
Interest expense	16.8	16.5	48.7	47.4
Equity in (earnings) of joint ventures	(1.9)	(2.0)	(5.4)	(4.4)
Other (income) expense, net	1.2	(1.0)	2.5	(1.1)
Income (loss) before income taxes and minority interest	$(17.4)	$13.5	$(74.2)	$18.5

(a)  Operating income (loss) as presented in the segment table above is defined as i) net sales; ii) less cost of products sold; iii) less advertising, selling, general and administrative expenses; iv) less amortization of intangibles; v) less restructuring charges and; vi) impairment charges.

14.  Earnings per Share

Total outstanding shares as of September 30, 2008 and 2007 were 54.2 million and 54.1 million, respectively.  The calculation of basic earnings per common share is based on the weighted average number of common shares outstanding in the year, or period, over which they were outstanding. The Company’s diluted earnings per common share assumes that any common shares outstanding were increased by shares that would be issued upon exercise of those stock units for which the average market price for the period exceeds the exercise price; less, the shares that could have been purchased by the Company with the related proceeds, including compensation expense measured but not yet recognized, net of tax.  Due to the losses incurred during the three and nine months ended September 30, 2008, the denominator in the diluted earnings per share calculation does not include the effects of options as it would result in a less dilutive computation.  As a result, diluted earnings per share for the three and nine months ended September 30, 2008 are the same as basic earnings per share.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2008	2007	2008	2007
Weighted average number of common shares outstanding — basic	54.2	54.0	54.2	54.0
Employee stock options	—	0.8	—	0.8
Restricted stock units	—	0.2	—	0.2
Adjusted weighted-average shares and assumed conversions (1) — diluted	54.2	55.0	54.2	55.0

(1)  The Company has dilutive shares related to stock options and restricted stock units that were granted under the Company’s stock compensation plans.  As of September 30, 2008 and 2007, approximately 5.8 million shares and 2.0 million shares, respectively, were excluded from the calculation of diluted earnings per share because the average stock price was less than the option price.

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

16.     Comprehensive Income

Comprehensive income is defined as net income and other changes in stockholders’ equity from transactions and other events from sources other than stockholders, including currency translation gains and losses. Total comprehensive income (loss) recognized during the three months ended September 30, 2008 and 2007 was $(50.7) million and $24.9 million, respectively, and during the nine months ended September 30, 2008 and 2007, was $(85.5) million and $38.1 million, respectively.  Total comprehensive income recognized in the current year was principally due to foreign currency translation adjustments and the net loss realized.

17.     Income Taxes

For the three months ended September 30, 2008, the Company recorded income tax expense of $15.3 million on a loss before taxes of $17.4 million.  This compares to income tax expense of $4.6 million on income before taxes of $13.5 million in the prior year period.  Additionally, the impairment of goodwill of $24.0 million resulted in no tax benefit.  During the quarter ended September 30, 2008, the Company increased its valuation allowance by $11.0 million on domestic state deferred tax assets and tax loss carryforwards.

For the nine months ended September 30, 2008, the Company recorded income tax expense of $6.6 million on a loss before taxes of $74.2 million.  This compares to income tax expense of $4.6 million on income before taxes of $18.5 million in the prior year period.  Income tax expense for the nine months ended September 30, 2008 was principally due to the underlying profit made by the business excluding the impairment of goodwill which is not tax deductible.  In addition, the Company increased its valuation allowance by $11.0 million on domestic state deferred tax assets and tax loss carryforwards.  No allowance has been accrued on all other tax loss carryforwards as the Company believes they will ultimately be realized. The prior year tax rate benefited from restructuring and restructuring related charges as well as an excess foreign tax credit associated with dividends received during the first nine months of 2007.

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions.  All tax returns filed by ACCO Brands legacy entities for tax years ended on or before August 15, 2005 are subject to a tax indemnification agreement between the Company and Fortune Brands, Inc. (“Fortune Brands”). Pursuant to that agreement, Fortune Brands will reimburse

ACCO Brands for cumulative taxes, interest, penalties, and out of pocket expenses incurred in excess of $1 million related to the examination of such tax returns.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions of dollars)	2008	2007	2008	2007
Net sales	$32.3	$31.3	$98.9	$87.7
Gross profit	20.8	16.8	56.7	45.5
Operating income	6.3	5.5	15.1	12.4
Net income	5.0	4.3	11.4	9.4

	September 30,	December 31,
(in millions of dollars)	2008	2007
Current assets	$60.5	$62.7
Non-current assets	20.9	22.4
Current liabilities	27.2	25.4
Non-current liabilities	10.1	13.2

19.  Subsequent Events

Subsequent to the end of the third quarter, the Company has implemented certain organizational changes focused on simplifying and streamlining the structure of the organization allowing for greater transparency and accountability as well as defining clearer roles and responsibilities with shorter lines of communication.  During the fourth quarter of 2008, the Company’s Office Products and Document Finishing Groups will be realigned along geographic markets.  ACCO Brands Americas will market products in North and South America.  ACCO Brands International will market products in the rest of the world.  The Company’s Computer Products Group and Commercial Laminating Solutions Group will continue to operate as separate global business segments.

In addition, Robert J. Keller has replaced David D. Campbell as Chief Executive Officer of the Company.

Related to implementing these organizational changes, the Company expects to recognize approximately $13 million of additional restructuring charges in the fourth quarter of 2008 and $4 million in 2009. All such costs will be cash expenditures.

20.  Condensed Consolidated Financial Information

The Company’s 100% owned domestic subsidiaries have jointly and severally, fully and unconditionally, guaranteed certain outstanding notes issued by the Company. Rather than filing separate financial statements for each guarantor subsidiary with the Securities and Exchange Commission, the Company has elected to present the following consolidating financial statements, which detail the results of operations for the three and nine months ended September 30, 2008 and 2007, cash flows for the nine months ended September 30, 2008 and 2007 and financial position as of September 30, 2008 and December 31, 2007 of the Company and its guarantor and non-guarantor subsidiaries (in each case carrying investments under the equity method), and the eliminations necessary to arrive at the reported consolidated financial statements of the Company.

Condensed Consolidating Balance Sheets (Unaudited)

	September 30, 2008
(in millions of dollars)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$5.1	$14.5	$15.1	$—	$34.7
Accounts receivable, net	—	131.8	197.7	—	329.5
Inventory, net	—	145.5	136.5	—	282.0
Receivables from affiliates	231.7	(18.9)	48.6	(261.4)	—
Deferred income taxes	15.8	7.9	10.4	—	34.1
Other current assets	0.5	19.8	16.3	—	36.6
Total current assets	253.1	300.6	424.6	(261.4)	716.9
Property, plant and equipment, net	1.9	115.3	93.8	—	211.0
Deferred income taxes	52.7	3.1	23.6	—	79.4
Goodwill	—	196.8	153.8	—	350.6
Identifiable intangibles, net	70.0	84.0	55.6	—	209.6
Other assets	15.2	10.8	64.2	—	90.2
Investment in, long-term receivable from, affiliates	875.7	796.0	192.1	(1,863.8)	—
Total assets	$1,268.6	$1,506.6	$1,007.7	$(2,125.2)	$1,657.7
Liabilities and Stockholders’ Equity
Current liabilities
Notes payable to banks	$20.0	$—	$2.7	$—	$22.7
Current portion of long-term debt	—	0.1	27.7	—	27.8
Accounts payable	—	78.6	67.6	—	146.2
Accrued customer program liabilities	—	39.7	47.2	—	86.9
Accrued compensation	0.3	9.4	15.1	—	24.8
Other current liabilities	8.2	42.5	63.3	—	114.0
Payables to affiliates	33.0	411.1	257.3	(701.4)	—
Total current liabilities	61.5	581.4	480.9	(701.4)	422.4
Long-term debt	581.9	75.4	63.6	—	720.9
Long-term notes payable to affiliates	178.2	85.3	14.9	(278.4)	—
Deferred income taxes	41.7	2.7	27.3	—	71.7
Postretirement and other liabilities	48.6	11.2	26.2	—	86.0
Total liabilities	911.9	756.0	612.9	(979.8)	1,301.0
Stockholders’ equity
Common stock	0.6	562.1	76.0	(638.1)	0.6
Treasury stock	(1.1)	—	—	—	(1.1)
Paid-in capital	1,392.8	651.1	245.3	(896.4)	1,392.8
Accumulated other comprehensive (loss) income	(13.4)	(18.6)	29.9	(11.3)	(13.4)
Accumulated (deficit) retained earnings	(1,022.2)	(444.0)	43.6	400.4	(1,022.2)
Total stockholders’ equity	356.7	750.6	394.8	(1,145.4)	356.7
Total liabilities and stockholders’ equity	$1,268.6	$1,506.6	$1,007.7	$(2,125.2)	$1,657.7

Condensed Consolidating Balance Sheets

	December 31, 2007
(in millions of dollars)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$8.4	$(0.3)	$34.2	$—	$42.3
Accounts receivable, net	—	175.2	240.1	—	415.3
Inventory, net	—	150.2	149.2	—	299.4
Receivables from affiliates	333.9	11.6	16.4	(361.9)	—
Deferred income taxes	15.9	8.4	10.8	—	35.1
Other current assets	0.8	15.1	13.9	—	29.8
Total current assets	359.0	360.2	464.6	(361.9)	821.9
Property, plant and equipment, net	1.0	118.8	118.5	—	238.3
Deferred income taxes	64.1	4.8	23.0	—	91.9
Goodwill	—	237.3	177.9	—	415.2
Identifiable intangibles, net	70.1	93.7	66.0	—	229.8
Other assets	15.8	23.4	62.2	—	101.4
Investment in, long-term receivable from, affiliates	880.5	800.2	198.0	(1,878.7)	—
Total assets	$1,390.5	$1,638.4	$1,110.2	$(2,240.6)	$1,898.5
Liabilities and Stockholders’ Equity
Current liabilities
Notes payable to banks	$—	$—	$6.4	$—	$6.4
Current portion of long-term debt	—	0.2	0.2	—	0.4
Accounts payable	—	115.4	87.2	—	202.6
Accrued customer program liabilities	—	58.6	59.6	—	118.2
Accrued compensation	1.0	15.0	16.8	—	32.8
Other current liabilities	12.7	52.1	73.0	—	137.8
Payables to affiliates	7.5	507.4	296.6	(811.5)	—
Total current liabilities	21.2	748.7	539.8	(811.5)	498.2
Long-term debt	651.0	0.5	117.0	—	768.5
Long-term notes payable to affiliates	178.4	92.7	15.3	(286.4)	—
Deferred income taxes	51.9	9.4	42.1	—	103.4
Postretirement and other liabilities	49.7	12.7	27.7	—	90.1
Total liabilities	952.2	864.0	741.9	(1,097.9)	1,460.2
Stockholders’ equity
Common stock	0.6	600.9	36.5	(637.4)	0.6
Treasury stock	(1.1)	—	—	—	(1.1)
Paid-in capital	1,388.9	623.8	241.8	(865.6)	1,388.9
Accumulated other comprehensive (loss) income	(9.2)	(17.8)	39.4	(21.6)	(9.2)
Accumulated (deficit) retained earnings	(940.9)	(432.5)	50.6	381.9	(940.9)
Total stockholders’ equity	438.3	774.4	368.3	(1,142.7)	438.3
Total liabilities and stockholders’ equity	$1,390.5	$1,638.4	$1,110.2	$(2,240.6)	$1,898.5

Condensed Consolidating Income Statements (Unaudited)

	Three months ended September 30, 2008
(in millions of dollars)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Unaffiliated sales	$—	$219.4	$215.6	$—	$435.0
Affiliated sales	—	15.5	7.6	(23.1)	—
Net sales	—	234.9	223.2	(23.1)	435.0
Cost of products sold	—	172.8	155.5	(23.1)	305.2
Advertising, selling, general and administrative expenses	4.4	47.3	42.0	—	93.7
Amortization of intangibles	0.1	1.0	0.7	—	1.8
Restructuring charges	0.1	3.5	1.2	—	4.8
Goodwill and asset impairment charges	—	18.4	12.4	—	30.8
Operating (loss) income	(4.6)	(8.1)	11.4	—	(1.3)
Interest (income) expense from affiliates	(0.8)	(0.6)	1.4	—	—
Interest expense	12.5	2.1	2.2	—	16.8
Equity in (earnings) of joint ventures	—	(0.1)	(1.8)	—	(1.9)
Other (income) expense, net	(0.8)	(2.1)	4.1	—	1.2
(Loss) income before taxes, minority interest and earnings (losses) of wholly owned subsidiaries	(15.5)	(7.4)	5.5	—	(17.4)

Income tax expense (benefit)	11.8	(1.7)	5.2	—	15.3
Minority interest	—	—	—	—	—
(Loss) income before earnings (losses) of wholly owned subsidiaries	(27.3)	(5.7)	0.3	—	(32.7)
Earnings (losses) of wholly owned subsidiaries	(5.4)	4.2	—	1.2	—
Net income (loss)	$(32.7)	$(1.5)	$0.3	$1.2	$(32.7)

	Three months ended September 30, 2007
(in millions of dollars)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Unaffiliated sales	$—	$265.5	$229.2	$—	$494.7
Affiliated sales	—	13.5	11.6	(25.1)	—
Net sales	—	279.0	240.8	(25.1)	494.7
Cost of products sold	—	203.3	168.3	(25.1)	346.5
Advertising, selling, general and administrative expenses	8.2	54.8	44.2	—	107.2
Amortization of intangibles	0.1	1.4	1.1	—	2.6
Restructuring charges	—	1.9	9.5	—	11.4
Operating (loss) income	(8.3)	17.6	17.7	—	27.0
Interest (income) expense from affiliates	(0.7)	(0.5)	1.2	—	—
Interest expense	11.2	2.8	2.5	—	16.5
Equity in (earnings) of joint ventures	—	—	(2.0)	—	(2.0)
Other (income) expense, net	0.2	(2.9)	1.7	—	(1.0)
(Loss) income before taxes and earnings (losses) of wholly owned subsidiaries	(19.0)	18.2	14.3	—	13.5
Income tax expense (benefit)	(1.6)	(0.4)	6.6	—	4.6
Minority interest	—	—	0.2	—	0.2
(Loss) income before earnings (losses) of wholly owned subsidiaries	(17.4)	18.6	7.5	—	8.7
Earnings (losses) of wholly owned subsidiaries	26.1	(3.1)	—	(23.0)	—
Net income (loss)	$8.7	$15.5	$7.5	$(23.0)	$8.7

Condensed Consolidating Income Statements (Unaudited)

	Nine months ended September 30, 2008
(in millions of dollars)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Unaffiliated sales	$—	$620.2	$681.8	$—	$1,302.0
Affiliated sales	—	46.1	24.4	(70.5)	—
Net sales	—	666.3	706.2	(70.5)	1,302.0
Cost of products sold	—	497.1	491.0	(70.5)	917.6
Advertising, selling, general and administrative expenses	18.6	150.1	132.4	—	301.1
Amortization of intangibles	0.1	3.6	3.2	—	6.9
Restructuring charges	0.1	6.9	4.6	—	11.6
Goodwill and asset impairment charges	—	56.2	37.0	—	93.2
Operating (loss) income	(18.8)	(47.6)	38.0	—	(28.4)
Interest (income) expense from affiliates	(3.2)	(2.2)	5.4	—	—
Interest expense	35.9	6.1	6.7	—	48.7
Equity in (earnings) of joint ventures	—	(0.1)	(5.3)	—	(5.4)
Other (income) expense, net	(0.7)	(6.2)	9.4	—	2.5
(Loss) income before taxes, minority interest and earnings (losses) of wholly owned subsidiaries	(50.8)	(45.2)	21.8	—	(74.2)

Income tax expense (benefit)	8.5	(9.0)	7.1	—	6.6
Minority interest	—	—	0.4	—	0.4
(Loss) income before earnings (losses) of wholly owned subsidiaries	(59.3)	(36.2)	14.3	—	(81.2)
Earnings (losses) of wholly owned subsidiaries	(21.9)	15.8	—	6.1	—
Net income (loss)	$(81.2)	$(20.4)	$14.3	$6.1	$(81.2)

	Nine months ended September 30, 2007
(in millions of dollars)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Unaffiliated sales	$—	$734.6	$670.9	$—	$1,405.5
Affiliated sales	—	45.2	33.0	(78.2)	—
Net sales	—	779.8	703.9	(78.2)	1,405.5
Cost of products sold	—	573.0	494.6	(78.2)	989.4
Advertising, selling, general and administrative expenses	28.2	164.4	140.7	—	333.3
Amortization of intangibles	0.1	4.3	3.5	—	7.9
Restructuring charges	—	2.5	12.0	—	14.5
Operating (loss) income	(28.3)	35.6	53.1	—	60.4
Interest (income) expense from affiliates	(2.1)	(1.3)	3.4	—	—
Interest expense	31.7	8.2	7.5	—	47.4
Equity in (earnings) of joint ventures	—	—	(4.4)	—	(4.4)
Other (income) expense, net	(0.8)	(7.5)	7.2	—	(1.1)
(Loss) income before taxes and earnings (losses) of wholly owned subsidiaries	(57.1)	36.2	39.4	—	18.5
Income tax expense (benefit)	(8.0)	(3.2)	15.8	—	4.6
Minority interest	—	—	0.5	—	0.5
(Loss) income before earnings (losses) of wholly owned subsidiaries	(49.1)	39.4	23.1	—	13.4
Earnings (losses) of wholly owned subsidiaries	62.5	0.3	—	(62.8)	—
Net income (loss)	$13.4	$39.7	$23.1	$(62.8)	$13.4

Condensed Consolidating Statement of Cash Flows (Unaudited)

	Nine Months Ended September 30, 2008
(in millions of dollars)	Parent	Guarantors	Non- Guarantors	Consolidated
Net cash (used) provided by operating activities	$(54.6)	$32.5	$29.8	$7.7
Investing activities:
Additions to property, plant and equipment	(1.0)	(26.9)	(11.0)	(38.9)
Proceeds from the disposition of assets	—	7.1	14.8	21.9
Net cash (used) provided by investing activities	(1.0)	(19.8)	3.8	(17.0)
Financing activities:
Intercompany financing	99.8	(83.0)	(16.8)	—
Intercompany dividends received (paid)	—	10.6	(10.6)	—
Proceeds from long-term borrowings	—	75.0	1.3	76.3
Repayments of long-term debt	(67.1)	—	(21.1)	(88.2)
Borrowings of short-term debt	20.0	—	(3.9)	16.1
Cost of debt issuance	(0.7)	(0.5)	(0.1)	(1.3)
Proceeds from the exercise of stock options	0.3	—	—	0.3
Net cash provided (used) by financing activities	52.3	2.1	(51.2)	3.2
Effect of foreign exchange rate changes on cash	—	—	(1.5)	(1.5)
Net increase (decrease) in cash and cash equivalents	(3.3)	14.8	(19.1)	(7.6)
Cash and cash equivalents at the beginning of the period	8.4	(0.3)	34.2	42.3
Cash and cash equivalents at the end of the period	$5.1	$14.5	$15.1	$34.7

	Nine Months Ended September 30, 2007
(in millions of dollars)	Parent	Guarantors	Non- Guarantors	Consolidated
Net cash (used) provided by operating activities	$(48.9)	$48.9	$15.6	$15.6
Investing activities:
Additions to property, plant and equipment	(0.1)	(27.5)	(10.5)	(38.1)
Proceeds from the disposition of assets	—	0.3	0.5	0.8
Net cash used by investing activities	(0.1)	(27.2)	(10.0)	(37.3)
Financing activities:
Intercompany financing	42.3	(37.0)	(5.3)	—
Net dividends received (paid)	4.1	9.1	(13.2)	—
Borrowings of short-term debt	—	—	10.3	10.3
Proceeds from the exercise of stock options	3.7	—	—	3.7
Net cash provided (used) by financing activities	50.1	(27.9)	(8.2)	14.0
Effect of foreign exchange rate changes on cash	—	—	1.8	1.8
Net increase (decrease) in cash and cash equivalents	1.1	(6.2)	(0.8)	(5.9)
Cash and cash equivalents at the beginning of the period	2.6	6.5	40.9	50.0
Cash and cash equivalents at the end of the period	$3.7	$0.3	$40.1	$44.1

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

While achieving cost efficiencies is an important outcome, we believe the integration of ACCO Brands and GBC is an opportunity to accomplish a permanent transformation of our business and create a platform for future growth.  First, we are developing a foundation for improving our customer relevance and response capabilities, primarily by unifying and strengthening our sales forces, customer service organizations, and supply chain operations.  Second, we are creating a simpler, streamlined business model, improving the way the Company conducts business globally, but particularly in Europe, where our new pan-European operating model is in place to better serve our larger customers.  Third, we continue to refine our product portfolio, eliminating low-return products, as well as the cost and complexity associated with maintaining excess inventory.  This allows us to focus the majority of our effort on future-growth, high-return, global products and categories with growth potential.  And fourth, we are significantly increasing our investment in our core brands and placing greater emphasis on driving consumer preference.

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

The following discussion includes the consolidated financial results of ACCO Brands Corporation for the three and nine months ended September 30, 2008 and 2007, respectively.  The discussion of operating results at the consolidated level is followed by a more detailed discussion of operating results by segment.

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

As much of our business is conducted in foreign markets (approximately 49% of revenues for the fiscal year ended December 31, 2007), foreign currency plays a major role in our reported results.  During the first seven months of 2008, overall the U.S. Dollar has weakened relative to certain currencies in the prior year.  This benefited ACCO Brands as the same amount of foreign (e.g. local) currency units were translated into more U.S. Dollars.  Our foreign operations’ purchases of outsourced products are primarily from China and denominated in U.S. Dollars, and as a result their costs of goods sold decreased as the value of the U.S. Dollar had weakened.  A significant portion of these purchases are hedged with forward currency contracts which delays much of the effect of the weakening U.S. Dollar in the short term.  However, since August 2008, the U.S. Dollar has strengthened substantially in relation to other currencies in which our sales are denominated.  Strengthening of the U.S. Dollar relative to other currencies has a negative impact on our international revenues and on margins of products outsourced from China and sold internationally.  In addition, to the extent that the U.S. Dollar is stronger in future periods relative to the exchange rates in effect in the corresponding prior periods, our operating results will be negatively affected.  The related impact on foreign currency denominated operating expenses and the impact of foreign currency hedge contracts in place could partially offset this exposure.

We have completed the integration of our Office Products Group with GBC, making significant progress toward relocating our people, aligning our customer relationships and upgrading information technology systems.  Since the acquisition of GBC we have announced and moved ahead with plans to close, consolidate, downsize, or relocate more than 39 manufacturing, distribution and administrative operations.  The Company also successfully integrated key information technology systems in the U.S., France, Holland, Canada and Mexico, creating a common technology platform for its office products businesses, and consolidated its European office products sales force and several distribution centers. As a result of these actions, the Company expects to realize all of the previously announced cumulative $40 million of targeted annual cost synergies by the end of 2008 and expects an additional $20 million in annualized synergies to be realized by the end of 2009, which, if achieved, is expected to result in a cumulative total of $60 million in targeted annualized synergies that would be realized by the end of 2009.

Cash payments related to the Company’s restructuring and integration activities, net of proceeds from real estate held-for-sale, amounted to $9.5 million (excluding capital expenditures) during the first nine months of 2008.  It is expected that additional disbursements of approximately $65 million, net of expected proceeds from real estate held-for-sale, will be completed by the end of 2010 as the Company continues to implement additional phases of its strategic and business integration plans.

The Company’s free cash flow generation has improved over the third quarter of 2007, and as our capital expenditures and restructuring costs are expected to decline it should allow us flexibility to reduce debt and take other actions that build shareholder value.  During the third quarter of 2008, the Company reduced its debt by $64.5 million.

Commercial Laminating Solutions Goodwill and Asset Impairment Charges

At the end of the second quarter of 2008, due to continued reduced profitability and the likely sale of its commercial print finishing business unit, the Company assessed the recoverability of both goodwill and long-lived assets in its Commercial Laminating Solutions segment.  As a result of this assessment, the Company recorded non-cash goodwill and asset impairment charges of $62.4 million.  Included in this amount were charges to goodwill of $36.5 million, property, plant and equipment of $15.4 million and identifiable intangible assets of $10.5 million.

During the third quarter of 2008, the Company received non-binding indicative bids for the commercial print finishing business.  Based on a review of these bids it remains more likely than not, that the commercial print finishing business would be sold in a single transaction.  The bids received from potential buyers indicated the market value of the commercial print finishing business was lower than its carrying value.

In addition, the digital print finishing business, a component of the Commercial Laminating Solutions segment, experienced a significant reduction in revenue and profits during the third quarter.  The digital print finishing business had anticipated an increase in third quarter revenue as a result of its participation in a significant industry-wide quadrennial exhibition.  Management believed, that as a result of this exhibition, the business would gain critical market share in this highly competitive industry due to exposure of its new machinery which it felt included key differentiators that would drive both current and long-term growth.  The results of the exhibition however, were significantly less than management’s expectations.  Therefore, given the uncertainty surrounding global economic conditions and the accelerated decline the business has seen in its revenues during the third quarter, management reduced its long-term forecast for this business.

As a result, management believed that the fair value of the reporting unit’s goodwill and long-lived assets had been reduced below their carrying value.  To determine fair value we used a discounted cash flow methodology. Accordingly, as of the end of the third quarter of 2008, the Company recorded $30.8 million of non-cash goodwill and asset impairment charges at its Commercial Laminating Solutions segment. Included in this amount is a goodwill impairment charge of $24.0 million and a long-lived asset impairment charge of $6.8 million.

Recent Developments

In response to the uncertain future growth in the global economy, the Company continues to seek ways to reduce its cost structure while also seeking to improve its execution in the areas of manufacturing, distribution and selling.  The Company continues its efforts in passing rising commodity, freight and distribution costs through price increases.  In August 2008, with its second quarter earnings release, the Company announced it was taking aggressive cost-reduction actions that are expected to ultimately generate $25 million to $35 million in additional savings over a two-year period, including $10 million this year and a further $10 million to $20 million in 2009.  During the fourth quarter of 2008, management is implementing temporary employment related cost-cutting initiatives which are expected to generate additional savings of approximately $6 million in 2008.  In addition, as further discussed in Note 19, Subsequent Events, the Company is implementing certain organizational changes, including the realignment of its segment structure.  In connection with these organizational changes, the Company expects to ultimately reduce its annual operating expenses by $15 million to $20 million.

As the capital and credit market crisis has worsened during the third quarter of 2008, the Company has performed additional assessments to determine the impact, if any, of recent market developments, including the bankruptcy, restructuring or merging of certain financial companies.  The Company's additional assessments included a review of its access to the capital and credit markets for its liquidity requirements, counterparty creditworthiness, and the value of investments in the Company’s employee defined benefit pension plans.  The recent unprecedented volatility in capital and credits markets may create additional risks in the upcoming months and possibly years.

The Company believes it has adequate liquidity despite the disruption of the capital and credit markets, however, the disruptions in capital and credit markets have resulted in increased borrowing costs associated with short-term debt, which will adversely affect net income should this trend continue.  The Company funds liquidity needs for capital investment, working capital, hedging activities and other financial commitments through cash flow from continuing operations and a large, diversified credit facility ($486.8 million in aggregate total commitments as of September 30, 2008, of which no financial institution, assuming announced consolidations, has more than 8% of the aggregate commitments for the Company).  As of September 30, 2008, approximately $118 million remained available for borrowing under our revolving credit facility.

The Company is subject to credit risk, which relates to the ability of counterparties to meet their contractual payment obligations or the potential non-performance of counterparties to deliver contracted commodities or services at the contracted price. Management continues to closely monitor the status of the Company’s counterparties and will take action, as appropriate, to further manage its counterparty credit risk.

The Company sponsors a number of defined benefit pension  plans and post retirement benefit plans for its employees.  For the nine months ended September 30, 2008, actual returns for the Company’s defined benefit pension plans were below the expected rate of return due to adverse conditions in the equity and debt markets.  Continued actual returns below the expected rate of return would impact the amount and timing of the Company’s future contributions to these plans and increase pension expense in future years.  Investment returns on pension plan assets, which have been negative throughout 2008, may also have a significant impact on the Company’s financial position at December 31, 2008, particularly its stockholders’ equity which may be adversely impacted upon remeasurement of plan assets and obligations at year-end.

In October 2008, the decline in our stock price accelerated.  We believe this decline was principally driven by circumstances that occurred subsequent to the end of the third quarter including, but not limited to, extraordinary volatility and a decline in world stock markets as a whole and other factors specific to our stock price that we believe do not necessarily reflect changes in our business.  However, if we determine that the decline is sustained and has reduced the fair value of any of our reporting units below their carrying value we will be required to assess the fair values of the assets and liabilities of the Company and could conclude that goodwill and other long-lived assets are impaired.

Three Months Ended September 2008 versus 2007

Results

The following table presents the Company’s results for the three months ended September 30, 2008 and 2007, respectively.  Restructuring and restructuring-related expenses have been noted where appropriate, as management believes that a comparative review of these costs and their relative impact on operating income allows for a better understanding of the underlying business performance from period to period.  Restructuring-related expenses represent costs related to restructuring projects which cannot be reported as restructuring charges under U.S. GAAP (including., losses on inventory disposal related to product category exits, manufacturing inefficiencies after the start of manufacturing operations at a new facility following closure of the old facility, SG&A reorganization and dedicated consulting.).

	Three Months Ended September 30,		Amount of Change
(in millions of dollars)	2008	2007	$	%
Net sales	$435.0	$494.7	$(59.7)	(12)%
Gross profit	129.8	148.2	(18.4)	(12)%
Gross profit margin	29.8%	30.0%		(0.2	)pts
Advertising, selling, general and administrative expenses	93.7	107.2	(13.5)	(13)%
Restructuring charges	4.8	11.4	(6.6)	(58)%
Goodwill and asset impairment charges	30.8	—	30.8	NM
Operating income (loss)	(1.3)	27.0	(28.3)	NM
Operating income margin	(0.3)%	5.5%		NM
Interest expense, net	16.8	16.5	0.3	2%
Equity in (earnings) of joint ventures	(1.9)	(2.0)	0.1	5%
Other (income) expense, net	1.2	(1.0)	2.2	NM
Income tax expense	15.3	4.6	10.7	NM
Effective tax rate	NM	34.1%		NM
Net income (loss)	(32.7)	8.7	(41.4)	NM

Restructuring-related expense included in cost of products sold	1.8	3.1
Restructuring-related (income) expense included in SG&A	(1.4)	4.5

Net Sales

Net sales decreased $59.7 million, or 12%, to $435.0 million.  The decline in sales was broad-based and occurred in every business unit, driven by weak consumer demand and related customer inventory reductions.  In addition, with the strengthening of the U.S. Dollar during August, the previous benefit we had been experiencing from foreign exchange had been reduced.  The Office Products and Document Finishing Groups were further impacted by the previously reported loss of product placement, which impacted sales by approximately $10.4 million and the exit of certain non-strategic businesses which impacted sales by a further $5.7 million.  These decreases were partially offset by the positive impact of $7.7 million in currency translation as well as price increases instituted in January and July.

Gross Profit

Gross profit decreased $18.4 million or 12% to $129.8 million, and gross margin decreased to 29.8% from 30.0%.  Currency translation positively impacted gross profit by $2.4 million.  Gross profit decreased principally due to lower sales volume partially offset by the flow-through from price increases net of raw material cost increases, lower restructuring-related expense included in cost of goods sold, and product outsourcing savings.

SG&A (Advertising, selling, general and administrative expenses)

SG&A decreased $13.5 million, or 13%, to $93.7 million, and as a percentage of sales to 21.5% from 21.7%. Currency translation resulted in a $1.5 million increase in SG&A expenses.  The improvement was related to reduced restructuring-related expense, which included $2.4 million of net gains from the sale of three properties, merger integration synergies, lower management incentive costs and lower pension costs.  As further discussed in Note 7, Stock-Based Compensation, during the third quarter of 2008, the Company determined that its outstanding performance-based equity compensation accruals were no longer attainable, resulting in a net reduction of $2.4 million in SG&A.

Operating Income (Loss)

Operating loss was $1.3 million compared to operating income of $27.0 million in the prior year.  The decrease in operating income was principally due to $30.8 million of non-cash goodwill and asset impairment charges in the Commercial Laminating Solutions Group and reduced sales volume, partially offset by lower operating expenses, as discussed above, and favorable foreign currency translation.

Interest Expense, Equity in Earnings of Joint Ventures and Other (Income) Expense

Interest expense increased $0.3 million to $16.8 million reflecting a non-cash charge of $1.4 million due to ineffectiveness of the Company’s cross-currency swap, partially offset by lower borrowing rates.

Equity in earnings of joint ventures decreased $0.1 million to $1.9 million reflecting slightly lower income from our unconsolidated joint ventures.

Other expense increased $2.2 million to $1.2 million of expense primarily due to higher foreign exchange losses, partially offset by a $0.6 million gain from the early extinguishment of debt upon the redemption of $4.0 million of outstanding Senior Subordinated Notes.

Income Taxes

  For the quarter ended September 30, 2008, the Company recorded income tax expense of $15.3 million on a loss before taxes of $17.4 million.  This compares to income tax expense of $4.6 million on income before taxes of $13.5 million in the prior year period.  During the quarter ended September 30, 2008, the Company increased its valuation allowance by $11.0 million on domestic state deferred tax assets and tax loss carryforwards.  No allowance has been accrued on all other tax loss carryforwards as the Company believes they will ultimately be realized. In addition, income tax expense was impacted by the $24.0 million impairment of goodwill which is not tax deductible.

Net Income (Loss)

Net loss was $32.7 million, or $0.60 per diluted share, compared to net income of $8.7 million, or $0.16 per diluted share, in the prior-year quarter. The decrease primarily reflects the goodwill and asset impairment charges as well as significant declines in sales.

Segment Discussion

Office Products Group

Results

	Three Months Ended September 30,		Amount of Change
(in millions of dollars)	2008	2007	$	%
Net sales	$209.0	$244.8	$(35.8)	(15)%
Operating income	18.0	14.4	3.6	25%
Operating income margin	8.6%	5.9%		2.7	pts
Restructuring and related charges	1.9	11.1	(9.2)	(83)%

Office Products net sales decreased $35.8 million, or 15%, to $209.0 million. The decrease reflects the continued decline in sales volume in the U.S. and U.K. and additional market deterioration experienced in the third quarter in Continental Europe and Canada resulting from weaker consumer demand and related customer inventory reductions.  Also unfavorably impacting net sales was the previously reported loss of product placement, including the exit and divestiture of certain non-strategic businesses.  Favorable foreign currency translation of $2.2 million partially offset the volume decline.

Office Products operating income increased $3.6 million to $18.0 million and operating income margin increased to 8.6% from

5.9%.  The increase in operating income and margin primarily was the result of reduced restructuring and related charges, as well as lower management incentives, merger integration synergies and other cost reductions.  The increase was offset in part by lower sales volume, rising commodity and fuel costs and adverse supply chain variances, primarily arising from lower U.S. volumes.

Document Finishing Group

Results

	Three Months Ended September 30,		Amount of Change
(in millions of dollars)	2008	2007	$	%
Net sales	$130.6	$145.9	$(15.3)	(10)%
Operating income	5.7	4.9	0.8	16%
Operating income margin	4.4%	3.4%		1.0	pts
Restructuring and related charges	3.1	6.2	(3.1)	(50)%

Document Finishing net sales decreased $15.3 million, or 10%, to $130.6 million.  The decrease in sales was primarily due to significant volume declines in North America and Europe, related customer inventory reductions, as well as lost product placements.  Favorable foreign currency translation of $2.6 million partially offset the decline.

Document Finishing operating income increased $0.8 million, or 16%, to $5.7 million, and operating income margin increased to 4.4% from 3.4%.  The increase in operating income reflects reduced restructuring and related charges, partially offset by lower sales volume and higher raw material, freight and distribution costs.

Computer Products Group

Results

	Three Months Ended September 30,		Amount of Change
(in millions of dollars)	2008	2007	$	%
Net sales	$56.0	$60.3	$(4.3)	(7)%
Operating income	11.0	14.0	(3.0)	(21)%
Operating income margin	19.6%	23.2%		(3.6	)pts
Restructuring and related charges	—	1.4	(1.4)	(100)%

Computer Products sales decreased $4.3 million, or 7%, to $56.0 million.  The decline was due to lower sales volumes from weaker demand and related customer inventory reductions as well as declines in the iPod® accessory category.  Favorable foreign currency translation of $1.4 million partially offset the decline.

Operating income decreased $3.0 million, or 21%, to $11.0 million, and operating income margin decreased to 19.6% from 23.2%. The decrease in operating income reflects lower sales volume as well as increased investments in selling and marketing activities, partially offset by lower restructuring and related charges and favorable currency translation.

Commercial Laminating Solutions Group

Results

	Three Months Ended September 30,		Amount of Change
(in millions of dollars)	2008	2007	$	%
Net sales	$39.4	$43.7	$(4.3)	(10)%
Operating income (loss)	(31.1)	0.3	(31.4)	NM
Operating income margin	NM	0.7%		NM
Impairment and restructuring and related charges	30.9	0.4	30.5	NM

Commercial Laminating net sales decreased $4.3 million, or 10%, to $39.4 million.   The decline was a result of lower film sales in Europe and lower demand for print finishing equipment in Europe and the U.S.  Favorable foreign currency translation of $1.5 million partially offset the decline.

Operating loss was $31.1 million, compared to operating income of $0.3 million in the prior year. The operating loss was principally due to $30.8 million in impairment charges as well as lower sales and higher raw material costs.

Nine Months Ended September 2008 versus 2007

Results

The following table presents the Company’s results for the nine months ended September 30, 2008 and 2007, respectively. Restructuring and restructuring-related expenses have been noted where appropriate, as management believes that a comparative review of these costs and their relative impact on operating income allows for a better understanding of the underlying business performance from period to period. Restructuring-related expenses represent costs related to restructuring projects which cannot be reported as restructuring charges under U.S. GAAP (including losses on inventory disposal related to product category exits, manufacturing inefficiencies after the start of manufacturing operations at a new facility following closure of the old facility, SG&A reorganization and dedicated consulting).

	Nine Months Ended September 30,		Amount of Change
(in millions of dollars)	2008	2007	$	%
Net sales	$1,302.0	$1,405.5	$(103.5)	(7)%
Gross profit	384.4	416.1	(31.7)	(8)%
Gross profit margin	29.5%	29.6%		(0.1	)pts
Advertising, selling, general and administrative expenses	301.1	333.3	(32.2)	(10)%
Restructuring charges	11.6	14.5	(2.9)	(20)%
Goodwill and asset impairment charges	93.2	—	93.2	NM
Operating income (loss)	(28.4)	60.4	(88.8)	NM
Operating income margin	(2.2)%	4.3%		NM
Interest expense, net	48.7	47.4	1.3	3%
Equity in (earnings) of joint ventures	(5.4)	(4.4)	(1.0)	(23)%
Other (income) expense, net	2.5	(1.1)	3.6	NM
Income tax expense	6.6	4.6	2.0	43%
Effective tax rate	NM	24.9%		NM
Net income (loss)	(81.2)	13.4	(94.6)	NM

Restructuring-related expense included in cost of products sold	6.9	10.2
Restructuring-related (income) expense included in SG&A	(1.5)	12.9

Net Sales

Net sales decreased $103.5 million, or 7%, to $1,302.0 million.  The decrease reflects a significant decline in U.S. and European sales volumes, particularly in the Office Products Group, driven by weak consumer demand and related customer inventory reductions, as well as the previously reported loss of product placement. The loss of product placement impacted sales by $37.4 million and the exit of certain non-strategic businesses impacted sales by a further $18.3 million. These decreases were partially offset by the positive impact of $53.4 million in currency translation as well as price increases.

Gross Profit

Gross profit decreased $31.7 million, or 8%, to $384.4 million, and gross margin decreased to 29.5% from 29.6% in the prior year. Currency translation positively impacted gross profit by $17.3 million. Gross profit decreased principally due to lower sales volume partially offset by the flow-through from price increases net of raw material cost increases, product outsourcing savings and lower restructuring-related expense included in cost of goods sold.

SG&A (Advertising, selling, general and administrative expenses)

SG&A decreased $32.2 million, or 10%, to $301.1 million, and as a percentage of sales to 23.1% from 23.7%. Currency translation resulted in a $9.7 million increase in SG&A expenses. The improvement was related to reduced restructuring-related expense, which included $5.9 million of net gains from the sale of four properties, merger integration synergies, lower management incentive costs and lower pension costs. As further discussed in Note 7, Stock-Based Compensation, during the first nine months of

2008, the Company determined that its outstanding performance-based equity compensation accruals were no longer attainable resulting in a net reduction of $3.7 million in SG&A.

Operating Income (Loss)

Operating loss was $28.4 million compared to operating income of $60.4 million in the prior year. The decrease in operating income was driven by $93.2 million of non-cash goodwill and asset impairment charges in the Commercial Laminating Solutions Group, as well as reduced sales volume, partially offset by reduced restructuring-related expense, as discussed above, and favorable foreign currency translation.

Interest Expense, Equity in Earnings of Joint Ventures and Other (Income) Expense

Interest expense increased $1.3 million to $48.7 million, reflecting accelerated debt amortization costs due to the loan prepayments and the impact of higher exchange rates on foreign borrowings, as well as a $2.2 million of non-cash charges on the Company’s cross-currency swap due to ineffectiveness, partially offset by lower interest rates.

Equity in earnings of joint ventures increased $1.0 million to $5.4 million reflecting higher income from our unconsolidated joint ventures.

Other expense increased $3.6 million to $2.5 million. The increase in other expense was due to higher foreign exchange losses, offset in part by gains of $2.0 million on the early extinguishment of debt recorded during the first nine months of 2008 relating to the Company’s purchase of $14.1 million of its outstanding Senior Subordinated Notes.

Income Taxes

For the nine months ended September 30, 2008, the Company recorded income tax expense of $6.6 million on a loss before taxes of $74.2 million. This compares to income tax expense of $4.6 million on income before taxes of $18.5 million in the prior year period. Income tax expense for the nine months ended September 30, 2008 was principally due to the $60.5 million impairment of goodwill which is not tax deductible. In addition, the Company increased its valuation allowance by $11.0 million on domestic state deferred tax assets and tax loss carryforwards. No allowance has been accrued on all other tax loss carryforwards as the Company believes they will ultimately be realized. The prior year tax rate benefited from restructuring and restructuring related charges as well as an excess foreign tax credit associated with dividends received during the first nine months of 2007.

Net Income (Loss)

Net loss was $81.2 million, or $1.50 per diluted share, compared to net income of $13.4 million, or $0.24 per diluted share, in the prior-year. The decrease primarily reflects the goodwill and asset impairment charges as well as the significant decline in sales as discussed above.

Segment Discussion

Office Products Group

Results

	Nine Months Ended September 30,		Amount of Change
(in millions of dollars)	2008	2007	$	%
Net sales	$618.9	$690.4	$(71.5)	(10)%
Operating income	41.6	38.4	3.2	8%
Operating income margin	6.7%	5.6%		1.1	pts
Restructuring and related charges	6.0	21.8	(15.8)	(72)%

Office Products net sales decreased $71.5 million, or 10%, to $618.9 million despite favorable foreign currency translation of $21.9 million. The decrease reflects volume declines in the U.S. and Europe driven by weaker consumer demand, exacerbated by customer inventory reductions, the previously reported loss of product placement, and the exit and divestiture of certain non-strategic businesses.

Office Products operating income increased $3.2 million, to $41.6, million and operating income margin increased to 6.7% from 5.6%. The increase in operating income primarily resulted from lower restructuring and related charges, the benefits from merger integration synergies and other cost reductions, increased prices, reduced operating expenses and currency translation. Partially offsetting the increase in operating income was the lower profit from the significant decline in sales volume as well as rising commodity and fuel costs and adverse supply chain variances.

Document Finishing Group

Results

	Nine Months Ended September 30,		Amount of Change
(in millions of dollars)	2008	2007	$	%
Net sales	$397.1	$422.6	$(25.5)	(6)%
Operating income	13.0	14.1	(1.1)	(8)%
Operating income margin	3.3%	3.3%		0.0	pts
Restructuring and related charges	9.5	11.3	(1.8)	(16)%

Document Finishing net sales decreased $25.5 million, or 6%, to $397.1 million. Currency translation positively impacted net sales by $17.8 million. The decline in sales was primarily due to lower volumes in the U.S. and Europe. Weak consumer demand and related customer inventory reductions and lost product placements contributed to the decline. Sales declines were partially offset by solid growth in sales outside of the U.S. and Europe.

Document Finishing operating income decreased $1.1 million, or 8%, to $13.0 million, and operating income margin was consistent with the prior year at 3.3%. The decline in operating income reflects lower sales volume partially offset by the continued benefit from product outsourcing initiatives, lower restructuring and related charges and price increases.

Computer Products Group

Results

	Nine Months Ended September 30,		Amount of Change
(in millions of dollars)	2008	2007	$	%
Net sales	$158.8	$163.0	$(4.2)	(3)%
Operating income	27.9	29.5	(1.6)	(5)%
Operating income margin	17.6%	18.1%		(0.5	)pts
Restructuring and related charges	1.6	3.4	(1.8)	(53)%

Computer Products sales decreased $4.2 million, or 3%, to $158.8 million. Currency translation positively impacted net sales by $6.8 million. The decrease in sales was primarily due to lower sales volumes from weaker demand and related customer inventory reductions, the previously reported CompUSA store closings and declines in the iPod® accessory category.

Operating income decreased $1.6 million, or 5%, to $27.9 million, and operating income margin decreased to 17.6% from 18.1%. The decrease in operating income reflects lower sales volume as well as increased investments in selling and marketing activities, partially offset by lower restructuring and related charges and favorable currency translation.

Commercial Laminating Solutions Group

Results

	Nine Months Ended September 30,		Amount of Change
(in millions of dollars)	2008	2007	$	%
Net sales	$127.2	$129.5	$(2.3)	(2)%
Operating income (loss)	(93.3)	0.9	(94.2)	NM
Operating income margin	NM	0.7%		NM
Impairment and restructuring and related charges	93.0	0.9	92.1	NM

Commercial Laminating net sales decreased $2.3 million, or 2%, to $127.2 million. Currency translation favorably impacted sales by $6.9 million. The sales decrease was primarily due to lower sales volumes in Europe and the U.S. partially offset by increased prices.

Operating loss was $93.3 million, compared to operating income of $0.9 million in the prior-year period. The decrease was principally due to the $93.2 million in goodwill and asset impairment charges as well as higher raw material costs which increased more than selling prices.

Liquidity and Capital Resources

Our primary liquidity needs are to service indebtedness, fund capital expenditures, and support working capital requirements. Our principal sources of liquidity are cash flows from operating activities and borrowings under our credit agreements and long-term notes. We maintain adequate financing arrangements at competitive rates. Our priority for cash flow over the near term, after internal growth, is to fund integration and restructuring-related activities and the reduction of debt, including the possible purchase of our outstanding debt securities from time to time.  Any such purchase may be done in the open market and/or through privately negotiated transactions.

Recent Developments

As the capital and credit market crisis has worsened during the third quarter of 2008, the Company has performed additional assessments to determine the impact, if any, of recent market developments, including the bankruptcy, restructuring or merging of certain financial companies.  The Company's additional assessments included a review of its access to the capital and credit markets for its liquidity requirements, counterparty creditworthiness, and the value of investments in the Company’s employee defined benefit pension plans.  The recent unprecedented volatility in capital and credits markets may create additional risks in the upcoming months and possibly years.

The Company believes it has adequate liquidity despite the disruption of the capital and credit markets, however, the disruptions in capital and credit markets have resulted in increased borrowing costs associated with short-term debt which may adversely effect results of operations should this trend continue. The Company funds liquidity needs for capital investment, working capital, hedging activities and other financial commitments through cash flow from operations and a large, diversified credit facility ($486.8 million in aggregate total commitments as of September 30, 2008, of which no financial institution, assuming announced consolidations, has more than 8% of the aggregate commitments for the Company). As of September 30, 2008, approximately $118 million remained available for borrowing under our revolving credit facility.

The Company is subject to credit risk, which relates to the ability of counterparties to meet their contractual payment obligations or the potential non-performance of counterparties to deliver contracted commodities or services at the contracted price. Management continues to monitor closely the status of the Company’s counterparties and will take action, as appropriate, to further manage its counterparty credit risk.

Cash Flow from Operating Activities

Cash provided from operating activities was $7.7 million and $15.6 million for the nine months ended September 30, 2008 and 2007, respectively. Net loss for the nine months ended September 30, 2008 was $81.2 million compared to net income of $13.4 million in for the nine months ended September 30, 2007. Non-cash adjustments to net income were $128.8 million in 2008, compared to $48.0 million in 2007, on a pre-tax basis. The decrease in cash from operations was attributable to:

•            lower accounts payable as a result of a slowdown of inventory purchases, due to lower sales demand,

•            lower net income adjusted for non-cash items (pre-tax) of $13.8 million, and

•            lower volume-related customer program liabilities associated with the decrease in sales.

Partially offset by the following sources of cash:

•            increased cash generation from a reduced level of accounts receivable reflective of the decrease in sales compared to the prior year,

•            reduced inventory levels in the current year reflecting lower sales volumes and improved inventory management, and absence of the prior year build-up of safety stock to support business integration activities, and

•            higher dividend income from the Company’s unconsolidated joint ventures.

Cash Flow from Investing Activities

Cash used by investing activities was $17.0 million and $37.3 million for the nine months ended September 30, 2008 and 2007, respectively.  Gross capital expenditures were $38.9 million and $38.1 million for the nine months ended September 30, 2008 and 2007, respectively. The capital spend in 2008 was led by continued information technology investments and completion of the Booneville, Mississippi distribution facility, while the 2007 spend was driven by the cost of new distribution facilities.  Proceeds from the sale of assets were $21.1 million higher than the prior year nine months, and resulted primarily from the sale of four former manufacturing and administrative facilities.

Cash Flow from Financing Activities

Cash provided by financing activities was $3.2 million and $14.0 million in the first nine months of 2008 and 2007, respectively. In January, 2008, the Company entered into a three-year accounts receivable securitization program. At the inception of the program the Company received cash proceeds of $75.0 million which was used to pay down the existing term loan facilities. As of September 30, 2008, the Company’s borrowings under the securitization program were $75.0 million. In addition, more efficient cash management and reduced cash on hand requirements have facilitated a significant reduction in debt during the third quarter of 2008, as the Company paid down debt of $55 million.

Capitalization

Total debt at September 30, 2008 was $771.4 million compared to $775.3 million at December 31, 2007. The ratio of debt to stockholders’ equity at September 30, 2008 was 2.2 to 1 compared with a ratio of 1.8 to 1 at December 31, 2007.

As of September 30, 2008 the amount available for borrowings under our revolving credit facilities was $118.0 million (allowing for $12.0 million of letters of credit outstanding on that date).

During the first quarter of 2008, the Company amended its senior secured credit facilities, providing the Company with greater financial flexibility, primarily through changes to certain definitions and provisions of the agreements.

The senior secured credit facilities require the Company to comply, on a quarterly basis, with certain financial covenants, including a maximum leverage ratio and a minimum interest coverage ratio both as further described in footnotes (1) and (2) following. At September 30, 2008, the Company was required to maintain maximum leverage ratio of 4.25 to 1.0 and a minimum interest coverage ratio of no less than 3.00 to 1.0.  As of September 30, 2008, and as calculated in accordance with the terms of the credit facilities, the Company’s leverage ratio was 3.95 to 1.0 and its interest coverage ratio was 3.3 to 1.0.  These covenants become more restrictive over time. The remaining financial covenant ratio levels under the senior secured credit facilities are as follows:

	Maximum — Leverage Ratio(1)	Minimum — Interest Coverage Ratio(2)

4th Quarter 2007 to 3 rd Quarter 2008	4.25 to 1	3.00 to 1
4th Quarter 2008 to 3 rd Quarter 2009	3.75 to 1	3.00 to 1
4th Quarter 2009 to 3 rd Quarter 2010	3.50 to 1	3.00 to 1
4th Quarter 2010 to 2nd Quarter 2012	3.25 to 1	3.00 to 1

(1)

The leverage ratio is computed by dividing the Company’s financial covenant debt by the cumulative four quarter trailing EBITDA, which excludes restructuring and restructuring-related charges up to certain limits as well as other adjustments, all as defined under the senior secured credit facilities.

(2)

The interest coverage ratio for any period is EBITDA for the Company for such period divided by cash interest expense for the Company for such period and other adjustments, all as defined under the senior secured credit facilities.

In January, 2008, the Company entered into a three-year accounts receivable securitization program with a financial institution. The program allows the Company to sell, on a revolving basis, an undivided interest in eligible U.S. receivables for up to $75 million. The receivables outstanding and the corresponding debt are included as “Accounts receivable, net” and “Long-term debt,” respectively, on our Consolidated Balance Sheets. We record the financing costs associated with the program in “Interest expense, net” in our Consolidated Statements of Operations. As of September 30, 2008, the Company’s borrowings under the program were $75.0 million. Cash proceeds of $75.0 million received at the inception of the program were used to pay down the existing term loan facilities. The accounts receivable securitization program contains certain financial covenants including a minimum interest coverage ratio and a maximum leverage ratio.

As of September 30, 2008, the Company was in compliance with all applicable loan covenants. The non-cash impairment charges associated with goodwill and long-lived assets recorded in the second and third quarter of 2008 pertaining to the Company’s Commercial Laminating Solutions business does not affect the Company’s compliance with its lending arrangements as its covenants are not affected by non-cash charges.

Certain covenants we have made in connection with our borrowings restrict our ability to incur additional indebtedness, issue preferred stock, pay dividends on capital stock, make other restricted payments, including investments, sell our assets, and enter into consolidations or mergers. Our senior secured credit agreement also requires us to maintain specified financial ratios and satisfy financial condition tests. Our ability to meet those financial ratios and tests may be affected by events beyond our control, and we may not be able to continue to meet those ratios and tests. A breach of any of these covenants, ratios, tests or restrictions, as applicable, could result in an event of default under our credit and debt instruments, in which our lenders could elect to declare all amounts outstanding to be immediately due and payable. If the lenders accelerate the payment of the indebtedness, our assets may not be sufficient to repay in full the indebtedness and any other indebtedness that would become due as a result of any acceleration. Further, in such an event, our lenders would not be required to make further loans to us, and assuming similar facilities were not established and that we were unable to obtain replacement financing, it would materially affect our liquidity and results of operations.

Adequacy of Liquidity Sources

The Company believes that its internally-generated funds, together with revolver availability under its senior secured credit facilities, provide adequate liquidity to meet both its long-term and short-term capital needs with respect to operating activities, capital expenditures and debt service requirements. The Company’s existing credit facilities would not be affected by a change in its credit rating.

Forward-Looking Statements

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report contain, and other periodic reports and press releases of the Company may contain, certain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. These forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “will,” “believe,” “expect,” “intend,” “anticipate,” “estimate,” “forecast,” “project,” “plan,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Because actual results may differ from those predicted by such forward-looking statements, you should not rely on such forward-looking statements when deciding whether to buy, sell or hold the Company’s securities. The Company undertakes no obligation to update these forward-looking statements in the future. Among the factors that could cause plans, actions and results to differ materially from current expectations are: fluctuations in cost and availability of raw materials; competition within the markets in which the Company operates; the effects of both general and extraordinary economic, political and social conditions, including continued volatility and disruption in the capital and credit markets; the dependence of the Company on certain suppliers of manufactured products; the effect of consolidation in the office products industry; the risk that targeted cost savings and synergies from previous business combinations may not be fully realized or take longer to realize than expected; disruption from business combinations making it more difficult to maintain relationships with the Company’s customers, employees or suppliers; the results of the strategic review being made by the Company of its Commercial Laminating Solutions business and whether any transaction will be completed, or any other action taken by the Company, as a result thereof; future goodwill and/or impairment charges; foreign exchange rate fluctuations; our ability to remain in compliance with our financial ratio covenants;  the development, introduction and acceptance of new products; the degree to which higher raw material costs, and freight and distribution costs, can be passed on to customers through selling price increases and the effect on sales volumes as a result thereof; increases in health care, pension and other employee welfare costs; as well as other risks and uncertainties detailed from time to time in the Company’s SEC filings.

ITEM 3. QUANTITIATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Item 7A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. There has been no material change to Foreign Exchange Risk Management or Interest Rate Risk Management through the period ended September 30, 2008 or through the date of this report.  For a further discussion on recent market conditions refer to Item 2, Management’s Discussion and Analysis – Liquidity and Capital Resources (Recent Developments)

ITEM 4. CONTROLS AND PROCEDURES

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

(b)       Changes in Internal Control Over Financial Reporting.

There has been no change in the Company’s internal control over financial reporting that occurred during the three month period ending September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A - Risk Factors in our annual report on Form 10-K for the year ended December 31, 2007, as modified in Part II, Item 1A, of our quarterly report on Form 10-Q for the period ended June 30, 2008, and as modified and supplemented by the risk factors set forth below. The risk factors described below and in our prior reports could materially adversely affect our business, financial condition or future results.  The risks described below and in our prior reports are not the only risks facing our company.  Additional risks and uncertainties not currently known to us or that we currently consider immaterial also may materially adversely affect our business, financial condition and/or operating results.  The following is an update to Item 1A — Risk Factors contained in our Form 10-K for the year ended December 31, 2007.

We are subject to restrictive debt covenants, which may restrict our operational flexibility.

Certain covenants we have made in connection with our borrowings restrict our ability to incur additional indebtedness, issue preferred stock, pay dividends on capital stock, make other restricted payments, including investments, sell our assets, and enter into consolidations or mergers. Our senior secured credit agreement also requires us to maintain specified financial ratios and satisfy financial condition tests. Our ability to meet those financial ratios and tests may be affected by events beyond our control, and we may not be able to continue to meet those ratios and tests. A breach of any of these covenants, ratios, tests or restrictions, as applicable, could result in an event of default under our credit and debt instruments, in which our lenders could elect to declare all amounts outstanding to be immediately due and payable. If the lenders accelerate the payment of the indebtedness, our assets may not be sufficient to repay in full the indebtedness and any other indebtedness that would become due as a result of any acceleration.  Further, in such an event, our lenders would not be required to make further loans to us, and assuming similar facilities were not established and that we were unable to obtain replacement financing, it would materially affect our liquidity and results of operations.

Sales of our products may be adversely affected by issues that affect business, commercial and consumer spending decisions during periods of economic downturn.

The majority of our products are used by businesses, whose purchasing power is influenced by general economic conditions.  With respect to our Office Products Group segment, because we typically target the higher-margin, premium-end of the product categories in which we compete, our products may be sensitive to deteriorating U.S. and global economic conditions, particularly in categories where we compete against private label or generic products that generally are sold at lower prices.  The adverse effect of a sustained U.S. or international economic downturn, including sustained periods of increased inflation, unemployment levels, or declining consumer or business confidence, along with continued volatility and disruption in the credit and capital markets, could drive the ultimate purchasers of our products to reduce spending, which may result in reduced demand for our products.  We believe that consumer and commercial end-users choose our products based on the status of our brands and the perception that our products have added value and a reputation for reliability, ease-of-use, performance and professional appearance than less expensive alternatives.  However, in periods of economic uncertainty, businesses and consumers may seek or be forced to purchase more private label or other economy brands, or to forego certain purchases altogether.  To the extent this occurs, we could experience a further reduction in sales volume, particularly with respect to our higher margin products.

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

We recorded non-cash goodwill and asset impairment charges at our Commercial Laminating Solutions segment in the second and third quarters of 2008.  Additionally, a sustained decline in our stock price could result in a determination that the fair value of one or more of our reporting units has fallen below carrying value.  Such a determination could result in a conclusion that goodwill and other long-lived assets are impaired, which could have a resulting material, adverse effect on our financial results.

We may not realize expected benefits from our cost reduction initiatives.

In order to improve the efficiency of our operations, we are presently engaged in certain cost reduction activities, and have plans to continue these actions through 2009 in order to achieve certain cost savings.  We cannot assure you that we will realize the full amount of expected cost savings or improve our operating performance as a result of our current and future cost reduction activities.  We also cannot assure you that our cost reduction activities will not adversely affect our ability to retain key employees, the significant loss of whom could adversely affect our operating results. Further, as a result of our cost reduction activities, we may not have the appropriate level of resources and personnel to appropriately react to significant changes or fluctuations in our markets and in the level of demand for our products.

Our pension costs could substantially increase as a result of volatility in the equity markets or interest rates

The difference between plan obligations and assets, or the funded status of our defined benefit pension plans, is a significant factor in determining the net periodic benefit costs of our pension plans and the ongoing funding requirements of those plans.  Changes in interest rates and the market value of plan assets can impact the funded status of these plans and cause volatility in the net periodic benefit cost and future funding requirements of these plans.  The exact amount of cash contributions made to pension plans in any year is dependent upon a number of factors, and a significant increase in our pension funding requirements could have a negative impact on our cash flow.  Investment returns on pension plan assets, which have been negative throughout 2008, may also have a significant impact on the Company’s financial position at December 31, 2008, particularly its stockholders’ equity which may be adversely impacted upon remeasurement of plan assets and obligations at year-end.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Number	Description
3.1	By-laws of the Company, as amended (incorporated by reference to Exhibit 3.1 to Form 8-K filed by the Company on October 24, 2008).
10.1	Agreement and General Release between the Company and Dennis L. Chandler, effective September 30, 2008 (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Company on October 1, 2008).
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

*      Filed herewith.

**   Furnished herewith

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGISTRANT:

ACCO BRANDS CORPORATION

By:	/s/ Robert J. Keller
Robert J. Keller
Chairman of the Board and
Chief Executive Officer
(principal executive officer)

By:	/s/ Neal V. Fenwick
Neal V. Fenwick
Executive Vice President
and Chief Financial Officer
(principal financial officer)

By:	/s/ Thomas P. O’Neill, Jr.
Thomas P. O’Neill, Jr.
Vice President, Finance and Accounting
(principal accounting officer)

November 6, 2008

EXHIBIT INDEX

Number	Description
3.1	By-laws of the Company, as amended (incorporated by reference to Exhibit 3.1 to Form 8-K filed by the Company on October 24, 2008).
10.1	Agreement and General Release between the Company and Dennis L. Chandler, effective September 30, 2008 (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Company on October 1, 2008).
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

*      Filed herewith.

**   Furnished herewith