Form 10-K
period 2008-12-31
ACCO BRANDS CORP
filed 2009-03-02
CIK 712034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2008, the aggregate market value of the shares of Common Stock held by non-affiliates of the registrant was approximately $454 million.

As of January 31, 2009, the registrant had outstanding 54,397,837 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be issued in connection with registrant’s annual stockholder’s meeting to be held on May 19, 2009 are incorporated by reference into Part III of this report.

PART I

Cautionary Statement Regarding Forward-Looking Statements. Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of invoking these safe harbor provisions. These forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “will,” “believe,” “expect,” “intend,” “anticipate,” “estimate,” “forecast,” “project,” “plan,” or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Because actual results may differ from those predicted by such forward-looking statements, you should not rely on such forward-looking statements when deciding whether to buy, sell or hold the Company’s securities. We undertake no obligation to update these forward-looking statements in the future. The factors that could affect our results or cause plans, actions and results to differ materially from current expectations are detailed in this report, including under “Item 1. Business,” “Item 1A. Risk Factors” and the financial statement line item discussions set forth in “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations” and from time to time in our other SEC filings.

Unless the context otherwise requires, the terms “ACCO Brands,” “we,” “us,” “our,” “the Company” and other similar terms refer to ACCO Brands Corporation and its consolidated subsidiaries, including GBC. The term “GBC” refers to General Binding Corporation, a Delaware corporation acquired by ACCO Brands in the merger described in the History, Merger and Spin-off section below. The term “Fortune Brands” refers to Fortune Brands, Inc., a Delaware corporation, and the parent company of ACCO Brands prior to the spin-off.

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

Change in Segment Reporting

On October 31, 2008, the Company implemented certain organizational changes focused on simplifying and streamlining the structure of the organization creating greater efficiency, better and faster decision-making and greater accountability. Effective as of the fourth quarter of 2008, the Company’s former Office Products Group and Document Finishing Group segments ceased to exist and are now realigned along geographic markets. As a result, two new segments have been created, ACCO Brands Americas and ACCO Brands International. The Company’s Computer Products Group will continue to operate as a separate global business segment.

In addition, during the fourth quarter of 2008, the Company’s Board of Directors authorized management to sell its Commercial Print Finishing business, formerly part of the Commercial Laminating Solutions Group segment. In January 2009, the Company announced it had reached a definitive agreement to sell the Commercial Print Finishing business and to exit from selling high volume laminating film and equipment. The Company expects this transaction to close in the second quarter of 2009. The Commercial Print Finishing business has been treated as a discontinued operation for all periods presented in this Annual Report on Form 10-K. The remaining operations of the Commercial Laminating Solutions Group, which include wide-format laminating film and equipment, will be retained and have been realigned along geographic markets within the ACCO Brands Americas and ACCO Brands International segments. As such, the Commercial Laminating Solutions Group segment will no longer exist.

Overview

ACCO Brands is one of the world’s largest suppliers of select categories of branded office products (excluding furniture, computers, printers and bulk paper) to the office products resale industry. We design, develop, manufacture and market a wide variety of traditional and computer-related office products, supplies, binding and laminating equipment and consumable supplies, personal computer accessory products, paper-based time management products, presentation aids and products. Through a focus on research, marketing and innovation, we seek to develop new products that meet the needs of our consumers and commercial end-users, which we believe will increase the premium product positioning of our brands. We compete through a balance of innovation, a low-cost operating model and an efficient supply chain. Increasingly, we will look to leverage our lower-cost model and supply more volume, including our customers’ private label brands where management of a complete category adds value to both the Company and our customers. We sell our products primarily to markets located in North America, Europe and Australia. Our brands include Swingline®, GBC ®, Kensington ®, Quartet ®, Rexel, NOBO, Day-Timer ®, and Wilson Jones ®, among others.

The majority of our office products are used by businesses. Most of these end-users purchase our products from our customers, which include commercial contract stationers, retail superstores, wholesalers, distributors, mail order and internet catalogs, mass merchandisers, club stores and dealers. We also supply our products directly to commercial and industrial end-users and to the educational market. Historically we have targeted the premium-end of the product categories in which we compete. Given the changing dynamics of the office products industry and the current challenging economic environment, we now aim to penetrate the full spectrum of our categories, including offering “private label” products for our customers.

The profitability of our leading brands and the scale of our business operations enable us to invest in product innovations and drive market share growth across our product categories. In addition, the expertise we use to satisfy the exacting technical specifications of our demanding industrial and commercial customers is in many instances the basis for expanding our products and innovations to consumer products. Through a focus on research, marketing and innovation, we seek to develop new products that meet the needs of our consumers and commercial end-users. In addition, we provide value-added features or benefits that enhance product appeal to our customers. This focus, we believe, increases the premium product positioning of our brands.

Our current strategy centers on a combination of driving growth, recapturing market share and generating acceptable profitability and returns. Specifically, we seek to leverage our platform for organic growth through greater consumer understanding, product innovation, marketing and merchandising, disciplined category expansion including broader product penetration and possible strategic transactions and continued cost realignment.

We utilize a combination of manufacturing and third-party sourcing to procure our products, depending on transportation costs, service needs and direct labor costs.

We continue to be focused on realizing synergies from our merger with GBC which should be fully reflected in our 2009 results. We have identified and pursued significant potential savings opportunities resulting from the merger. These opportunities include cost reductions attributable to efficiencies and synergies expected to be derived from facility integration, headcount reduction, supply chain optimization, systems integration and revenue enhancement. Our near-term priorities for the use of cash flow are to fund restructuring-related activities and to pay down acquisition-related debt. For a description of certain factors that may have had, or may in the future have, a significant impact on our business, financial condition or results of operations, see Item 1A, Risk Factors.

The following table shows the percentage of the Company’s consolidated revenue from continuing operations derived from each of the Company’s reportable segments in the years indicated:

Segment	2008	2007	2006
ACCO Brands Americas	52%	55%	57%
ACCO Brands International	35%	32%	31%
Computer Products Group	13%	13%	12%

ACCO Brands Americas and ACCO Brands International

ACCO Brands Americas and ACCO Brands International—These two segments manufacture, source and sell traditional office products and supplies and document finishing solutions. ACCO Brands Americas comprises the North, Central and South American markets and ACCO Brands International comprises the rest of the world, principally Europe, Australia, Middle-East and Asia-Pacific.

Examples of our traditional office products and supplies are staplers, staples, punches, ring binders, trimmers, sheet protectors, hanging file folders, clips and fasteners, data binders, dry-erase boards, dry-erase markers, easels, bulletin boards, overhead projectors, transparencies, laser pointers and screens. These products are sold under leading brands including Swingline®, Rexel, Wilson Jones®, Eastlight, Marbig, Dox, Quartet®, NOBO, Boone and Apollo. Examples of our document finishing solutions are binding, lamination and punching equipment, binding and lamination supplies, report covers, archival report covers and shredders. These products are sold primarily under the GBC® brand. We also provide machine maintenance and repair services sold under the GBC brand. Included in the ACCO Brands Americas segment are our personal organization tools, including time management products, primarily under the Day-Timer® brand name.

The customer base to which our products are sold is made up of large global and regional resellers of our product. It is through these large resellers that the Company’s products reach the end consumer. Our customer base includes commercial contract stationers, office products superstores, wholesalers, distributors, mail order and internet catalogs, mass merchandisers, club stores and independent dealers. The majority of sales by our customers are to business end-users, which generally seek premium office products that have added value or ease of use features and a reputation for reliability, performance and professional appearance. Some of our document finishing products are sold directly to high volume end-users and commercial reprographic centers and indirectly to lower-volume consumers worldwide. Approximately two-thirds of the Day-Timer business is sold through the direct channel, which markets product through the internet and periodic sales catalogs and ships product directly to our end-user customers. The remainder of the business sells to large resellers and commercial dealers.

Net sales derived from the ACCO Brands Americas segment constituted 52%, 55% and 57% of the net sales of continuing operations of the Company in 2008, 2007 and 2006, respectively.

Net sales derived from the ACCO Brands International segment constituted 35%, 32% and 31% of the net sales of continuing operations of the Company in 2008, 2007 and 2006, respectively.

Computer Products Group

The Computer Products Group designs, distributes, markets and sells accessories for laptop and desktop computers and Apple® iPod® products. These accessories primarily include security locks, power adapters, input devices such as mice and keyboards, computer carrying cases, hubs and docking stations and technology accessories for iPods®. The Computer Products Group sells mostly under the Kensington brand name, with the majority of its revenue coming from the U.S. and Western Europe. Net sales derived from the Computer Products Group segment constituted 13%, 13% and 12% of the net sales continuing operations of the Company in 2008, 2007 and 2006, respectively.

All of our computer products are manufactured by third-party suppliers, principally in Asia, and are stored and distributed from our regional facilities. Our computer products are sold primarily to consumer electronics retailers, information technology value-added resellers, original equipment manufacturers and office products retailers.

Discontinued Operations

The Commercial Print Finishing (“CPF”) business targets book publishers, and commercial print finishing customers who use our professional grade finishing equipment and supplies. CPF’s primary products include thermal and pressure-sensitive laminating films, mid-range and commercial high-speed laminators. CPF’s products and services are sold worldwide through direct, dealer and other channels.

Customers/Competition

Our sales are generated principally in North America, Europe and Australia. For the fiscal year ended December 31, 2008, these markets represented 60%, 28% and 10% of our net sales, respectively. Our top ten customers are Staples, Office Depot, OfficeMax, United Stationers, S.P. Richards, BPGI, Lyreco, Wal-Mart/Sam’s Club, Coles Group and Spicers, together accounting for 47% of our net sales for the fiscal year ended December 31, 2008. Sales to Staples (including Corporate Express) amounted to approximately 13%, 12% and 12% of consolidated net sales for the years ended 2008, 2007 and 2006, respectively. Sales to Office Depot, Inc. and subsidiaries amounted to approximately 11%, 13% and 13% of consolidated net sales for the years ended 2008, 2007 and 2006, respectively. Sales to no other customer exceeded 10% of consolidated sales for any of these periods.

Current trends among our customers include fostering high levels of competition among suppliers, demanding innovative new products and requiring suppliers to maintain or reduce product prices and deliver products with shorter lead times and in smaller quantities. Other trends are for the retailer to import generic products directly from foreign sources and sell those products, which compete with our products, under the customers’ own private-label brands. The combination of these market influences has created an intensely competitive environment in which our principal customers continuously evaluate which product suppliers to use, resulting in pricing pressures, the need for stronger end-user brands, broader product penetration within categories, the ongoing introduction of innovative new products and continuing improvements in customer service.

Competitors of the ACCO Brands Americas and ACCO Brands International segments include Avery Dennison, Esselte, 3M, Newell, Hamelin, Smead, Fellowes, Mead, Franklin Covey and Spiral Binding. Competitors of the Computer Products Group include Belkin, Logitech, Targus and Fellowes.

Certain financial information for each of our business segments and geographic regions is incorporated by reference to Note 14, Information on Business Segments, to our consolidated financial statements contained in Item 8 of this report.

Product Development and Product Line Rationalization

Our strong commitment to understanding our consumers and defining products that fulfill their needs drives our product development strategy, which we believe is and will be a key contributor to our success in the office products industry. Our new products are developed from our own consumer understanding, our own research and development or through partnership initiatives with inventors and vendors. Costs related to consumer research and product research when paid directly by ACCO Brands are included in marketing costs and research and development expenses, respectively. We also will pay certain vendor-related product-development charges which are amortized into product costs as part of our cost of goods sold. Research and development expenses amounted to $22.3 million, $28.0 million and $18.7 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Our divestiture and product line rationalization strategy emphasizes the divestiture of businesses and rationalization of product offerings that do not meet our long-term strategic goals and objectives. We consistently review our businesses and product offerings, assess their strategic fit and seek opportunities to divest non-strategic businesses. The criteria we use in assessing the strategic fit include: the ability to increase sales for the business; the ability to create strong, differentiated brands; the importance of the business to key customers; the business relationship with existing product lines; the impact of the business to the market; and the business’s actual and potential impact on our operating performance.

As a result of this review process, we completed the sale of the Perma product line during the third quarter of 2006, announced the discontinuance of the Computer Products’ Kensington cleaning product category as of the end of the first quarter of 2006, completed the sale of the MACO® labels product line during the fourth quarter of 2007 and discontinued certain other low-margin products in the ACCO Brands Americas and ACCO Brands International segments in 2006 and 2007. In aggregate, these businesses and products represented approximately $110 million of annual net sales. In addition, during January of 2009, the Company reached a definitive agreement to sell its Commercial Print Finishing business. The Commercial Print Finishing business represented approximately $100 million of annual net sales.

Raw Materials

The primary materials used in the manufacturing of many of our products are plastics, resin, polyester and polypropylene substrates, paper, steel, wood, aluminum, melamine and cork. These materials are available from a number of suppliers, and we are not dependent upon any single supplier for any of these materials. In general, our gross profit may be affected from time to time by fluctuations in the prices of these materials because our customers require advance notice and negotiation to pass through raw material price increases, creating a gap before cost increases can be passed on to our customers. We have experienced volatile prices for certain of these raw materials, such as resin, which negatively affected our recent results of operations because we were not able to pass through all of these increases to our customers. Recently, commodity costs have begun to abate but there can be no assurance that any price deflation will continue. See “Risk Factors—Risks Relating to Our Business.” The raw materials and labor costs we incur are subject to price increases that could adversely affect our profitability.” Based on experience, we believe that adequate quantities of these materials will be available in the foreseeable future. In addition, a significant portion of the products we sell in our international markets are sourced from China and other Far-Eastern countries and are paid for in U.S. dollars. Thus, movements of their local currency to the U.S. dollar have the same impacts as raw material price changes and we intend to recover some of these higher costs through price increases.

Supply

Our products are either manufactured or sourced to ensure that we supply our customers with appropriate customer service, quality products, innovative solutions and attractive pricing. We have built a consumer-focused business model with a flexible supply chain to ensure that these factors are appropriately balanced. Using a combination of manufacturing and third-party sourcing also enables us to reduce our costs and effectively manage our production assets by lowering our capital investment and working capital requirements. Our strategy is to manufacture those products that would incur a relatively high freight expense or have high service needs and source those products that have a high proportion of direct labor cost. Low cost sourcing mainly comes from China, but we also source from other Asian countries and Eastern Europe. Where freight costs or service issues are significant, we source from factories located in or near to our domestic markets.

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

Employees

As of December 31, 2008, the Company had approximately 5,100 full-time and part-time employees. There have been no strikes or material labor disputes at any of our facilities during the past five years. We consider our employee relations to be good.

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

The majority of our products are used by businesses, whose purchasing power is influenced by general economic conditions. With respect to our office products, because we have typically targeted the higher-margin, premium-end of the product categories in which we compete, sales of our products have been very sensitive to deteriorating U.S. and global economic conditions, particularly in categories where we compete against private label or generic products that generally are sold at lower prices. The adverse effect of a sustained U.S. or international economic downturn as we have seen in 2008 and expect to continue in 2009, including sustained periods of decreased consumer and business spending, high unemployment levels, or declining consumer or business confidence, along with continued volatility and disruption in the credit and capital markets, have and is likely to continue to result in reduced demand for our products. We believe that consumer and commercial end-users choose our products based on the status of our brands and the perception that our products have added value and a reputation for reliability, ease-of-use, performance and professional appearance than less expensive alternatives. However, in periods of economic uncertainty, businesses and consumers may seek or be forced to purchase more private label or other economy brands, or to forego certain purchases altogether. We are working with our customers to expand our offering and provide private label products to them but we cannot be assured that we will gain significant additional product placement by doing so. To the extent this continues to occur, we could experience a further reduction in sales volume, particularly with respect to our higher margin products and if our operating costs and expenses are not reduced accordingly, it could contribute to further operating losses.

Our substantial indebtedness could adversely affect our results of operations and financial condition and prevent us from fulfilling our financial obligations.

We have a significant amount of indebtedness. As of December 31, 2008, we had $708.7 million of outstanding debt. This indebtedness could have negative consequences to us, such as:

•	limiting our ability to obtain additional financing to fund growth, working capital, capital expenditures, debt service requirements or other cash requirements;

•	increasing our vulnerability to economic downturns and changing market conditions;

•	limiting our operational flexibility due to the covenants contained in our debt agreements;

•	limiting our ability to invest operating cash flow in our business due to debt service requirements;

•	limiting our ability to compete with companies that are not as highly leveraged and that may be better positioned to withstand economic downturns;

•	to the extent that our debt is subject to floating interest rates, increasing our vulnerability to fluctuations in market interest rates; and

•	limiting our ability to buy back our stock or pay cash dividends.

Our ability to meet our expenses and debt service obligations will depend on our future performance, which will be affected by financial, business, economic and other factors, including potential changes in customer preferences, the success of product and marketing innovation and pressure from competitors. If the sales decline we suffered in 2008 was to continue or accelerate we may not be able to generate sufficient cash flow to pay our debt service obligations. If we are unable to meet our debt service obligations, we may be required to refinance all or part of our existing debt, sell assets or borrow more money. We may not be able to, at any given time, refinance our debt, sell assets or borrow more money on terms acceptable to us or at all.

We are subject to restrictive debt covenants, which may restrict our operational flexibility.

Certain covenants we have made in connection with our borrowings restrict our ability to incur additional indebtedness, issue preferred stock, pay dividends on capital stock, make other restricted payments, including investments, sell our assets, and enter into consolidations or mergers. Our senior secured credit agreement also requires us to maintain specified financial ratios and satisfy financial condition tests. Our ability to meet those financial ratios and tests and otherwise comply with our financial covenants may be affected by events beyond our control, and we may not be able to continue to meet those ratios, tests and covenants. A breach of any of these covenants, ratios, tests or restrictions, as applicable, could result in an event of default under our credit and debt instruments, in which our lenders could elect to declare all amounts outstanding to be immediately due and payable. If the lenders accelerate the payment of the indebtedness, our assets may not be sufficient to repay in full the indebtedness and any other indebtedness that would become due as a result of any acceleration. Further, in such an event, our lenders would not be required to make further loans to us, and assuming similar facilities were not established and that we were unable to obtain replacement financing, it would materially affect our liquidity and results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”.

We require a significant amount of cash to service our debts. Our ability to generate cash depends on many factors beyond our control.

Our ability to make payments on and to refinance our debt, and to fund planned capital expenditures and research and development efforts, will depend on our ability to generate cash. Our ability to generate cash is subject, in part, to economic, financial, competitive, legislative, regulatory and other factors that may be beyond our control. Our business may not generate sufficient cash flow from operations and future borrowings may not be available to us under our senior secured credit facilities or otherwise in an amount sufficient to enable us to pay our debts, or to fund our other liquidity needs. We may need to refinance all or a portion of our debts, on or before maturity. We might be unable to refinance any of our debt, including our senior secured credit facilities or obtain a replacement to our revolving credit facility in August 2010 or our Senior Subordinated Notes due 2015, on commercially reasonable terms or at all.

Failure to maintain compliance with the listing standards of the New York Stock Exchange could ultimately result in the delisting of our common stock.

Recently, our common stock has traded at low prices and we have experienced a significant decline in market capitalization and stockholder’s equity. If our common stock price, market capitalization or stockholder’s equity were to fall below and remain below the New York Stock Exchange’s minimum criteria, we would be at risk of being determined not in compliance with New York Stock Exchange listing requirements. If we ultimately were to be delisted, we may apply for listing on another exchange, however, there is no assurance that we will meet the requirements for initial listing or maintain compliance with the continued listing requirements of such an exchange. Delisting from the New York Stock Exchange could adversely affect the trading price of our common stock, significantly limit the liquidity of our common stock and impair our ability to raise additional equity financing.

Our business is dependent on a limited number of customers, and a substantial reduction in sales to these customers could significantly impact our operating results.

The office products industry is concentrated in a small number of major customers, principally office products superstores (which combine contract stationers, retail and mail order), office products distributors and mass merchandisers. A relatively limited number of customers account for a large percentage of our total net sales. Our top ten customers accounted for 47% of our net sales for the fiscal year ended December 31, 2008.

Sales to Staples (which acquired Corporate Express in July 2008) and Office Depot, Inc. and subsidiaries during the same period amounted to approximately 13% and 11%, respectively, of our 2008 net sales. The loss of, or a significant reduction in, business from one or more of our major customers could have a material adverse effect on our business, financial condition and results of operations. A concentrated customer base also exposes us to increased concentration of customer credit risk.

A bankruptcy of one or more of the Company’s major customers could have a material adverse affect on our financial condition and results of operations

In 2008 and in early 2009 several consumer products retailers have sought protection under various bankruptcy laws. Were any of the Company’s major customers to make a bankruptcy filing, the Company could be adversely impacted. The nature of that impact could be not only a reduction in future sales, but also a loss associated with the potential inability to collect any outstanding accounts receivable from any such customer. Such a result could negatively impact the Company’s financial results and cash flows and ability to remain in compliance with our loan covenants.

Our pension costs could substantially increase as a result of volatility in the equity markets or interest rates.

The difference between plan obligations and assets, or the funded status of our defined benefit pension plans, is a significant factor in determining the net periodic benefit costs of our pension plans and the ongoing funding requirements of those plans. Changes in interest rates and the market value of plan assets can impact the funded status of these plans and cause volatility in the net periodic benefit cost and future funding requirements of these plans. The exact amount of cash contributions made to pension plans in any year is dependent upon a number of factors, and a significant increase in our pension funding requirements could have a negative impact on our cash flow. Investment returns on pension plan assets, which were negative in 2008 and through the first two months of 2009, have had a significant impact on the Company’s financial position at December 31, 2008, particularly its stockholders’ equity.

Impairment charges could have a material adverse effect on our financial results.

Future events may occur that would adversely affect the reported value of our assets and require impairment charges. Such events may include, but are not limited to, a sustained decline in our stock price, strategic decisions made in response to changes in economic and competitive conditions, the impact of the economic environment on our customer bases or a material adverse change in our relationship with significant customers.

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

We are subject to supplier credit and order fulfillment risk.

We purchase products for resale under credit arrangements with our vendors. In weak global markets, vendors may seek credit insurance to protect against non-payment of amounts due to them. If we continue to experience declining operating performance, and if we experience severe liquidity challenges, vendors may demand that we accelerate our payment for their products. Also, credit insurers may curtail or eliminate coverage to the vendors. If vendors begin to demand accelerated payment of amounts due to them or if they begin to require advance payments or letters of credit before goods are shipped to us, these demands could have a significant adverse impact on our operating cash flow and result in a severe drain on our liquidity. In addition, if our suppliers are unable to access liquidity or become insolvent, they could be unable to supply us with product. Also, some of our suppliers may serve other industries. Any adverse impacts to those industries, as a result of the economic slowdown or credit crisis, could have a ripple effect on these suppliers which could adversely impact their ability to supply us as necessary. Any such disruptions could negatively impact our ability to deliver products and services to our customers, which in turn could have an adverse impact on our business, operating results, financial condition or cash flow.

Risks associated with our foreign operations could harm our business.

Approximately 52% of our net sales for the fiscal year ended December 31, 2008 were from foreign sales. Our foreign operations may be significantly affected by economic, political and governmental conditions in the countries where our products are manufactured, distributed, or sold. Additionally, while the recent relative volatility of the U.S. dollar to other currencies has impacted our businesses’ sales as the results of non-U.S. operations have decreased when reported in U.S. dollars, we cannot predict the rate at which the U.S. dollar will trade against other currencies in the future. If the trend of the U.S. dollar were to further strengthen, making the dollar significantly more valuable relative to other currencies in the global market, such an increase could harm our ability to compete, our financial condition and our results of operations. More specifically, a significant portion of the products we sell are sourced from China and other Far Eastern countries and are paid for in U.S. dollars. Thus, movements of their local currency to the U.S. dollar have the same impacts as raw material price changes in addition to the currency translation impact noted above.

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

Our success will depend on our ability to attract and retain qualified personnel, including executive officers and other key management personnel. We may not be able to attract and retain qualified management and other personnel necessary for the development, manufacture and sale of our products, and key employees may not remain with us in the future. As part of our cost reduction initiatives, we recently implemented company-wide salary reductions, suspended 401(k) employer matching contributions and froze the accrual of benefits under our pension plan which will adversely affect our key employees. These actions could result in an inability for us to retain some of our key employees. If we do not retain our key employees, we may experience substantial disruption in our businesses. The loss of key management personnel or other key employees or our potential inability to attract such personnel may adversely affect our ability to manage our overall operations and successfully implement our business strategy.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We have manufacturing facilities in North America, Europe and Asia, and maintain distribution centers in relation to the regional markets we service. We lease our principal U.S. headquarters in Lincolnshire, Illinois. The following table indicates the principal manufacturing and distribution facilities of our subsidiaries as of December 31, 2008:

Location	Functional Use	Owned/Leased
U.S. Properties:
Ontario, California	Distribution/Manufacturing	Leased
Addison, Illinois(1)(4)	Distribution/Manufacturing	Owned/Leased
Hanover Park, Illinois	Distribution	Leased
Wheeling, Illinois	Manufacturing	Leased
Hagerstown, Maryland(4)	Manufacturing	Owned
Booneville, Mississippi	Distribution/Manufacturing	Owned/Leased
Ogdensburg, New York	Distribution/Manufacturing	Owned/Leased
East Texas, Pennsylvania	Distribution/Manufacturing/Office	Owned
Pleasant Prairie, Wisconsin(2)	Manufacturing	Leased
Non-U.S. Properties:
Sydney, Australia	Distribution/Manufacturing/Office	Owned
Brampton, Canada	Distribution/Manufacturing/Office	Leased
Don Mills, Canada(3)	Distribution/Manufacturing	Leased
Tabor, Czech Republic	Manufacturing	Owned
Vozicka, Czech Republic	Distribution	Owned
Denton, England	Manufacturing	Owned
Halesowen, England	Distribution	Owned
Rudesberg, Germany(2)	Distribution	Leased
Tornaco, Italy	Distribution	Leased
Turin, Italy	Distribution	Leased
Asan, Korea(4)	Manufacturing	Owned
Lerma, Mexico	Manufacturing/Office	Owned
Born, Netherlands	Distribution	Leased
Kerkrade, Netherlands(4)	Distribution/Manufacturing	Owned/Leased
Wellington, New Zealand	Distribution/Office	Owned
Arcos de Valdevez, Portugal	Manufacturing	Owned

(1)	Slated for closure in the first quarter of 2009.

(2)	Slated for closure in the second quarter of 2009.

(3)	Slated for closure in the fourth quarter of 2009.

(4)	Principal properties of discontinued operations.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Part II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “ABD.” The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported on the NYSE for 2007 and 2008:

	High	Low
2007
First Quarter	26.83	20.48
Second Quarter	25.90	22.00
Third Quarter	26.09	19.79
Fourth Quarter	25.46	15.50
2008
First Quarter	16.49	12.40
Second Quarter	15.80	11.21
Third Quarter	11.19	6.87
Fourth Quarter	7.38	0.65

As of January 31, 2009, the Company had approximately 13,586 registered holders of its common stock.

Dividend Policy

We have not paid any dividends on our common stock since becoming a public company. We intend to retain any future earnings to fund the development and growth of our business and reduce our indebtedness and currently do not anticipate paying any cash dividends in the foreseeable future. Any determination as to the declaration of dividends is at our board of directors’ sole discretion based on factors it deems relevant. In addition, under the terms of our credit facility, we currently are prohibited from paying cash dividends on our common stock.

STOCK PERFORMANCE GRAPH

The following graph compares the cumulative total stockholder return on our common stock to that of the S&P Office Services and Supplies (SuperCap) Index and the Russell 2000 Index assuming an investment of $100 in each from the date on which our common stock began trading on the NYSE (August 17, 2005) through December 31, 2008.

	Cumulative Total Return
	8/17/05	12/05	12/06	12/07	12/08
ACCO Brands Corporation	100.00	98.55	106.48	64.52	13.88
Russell 2000	100.00	99.57	117.86	116.01	76.82
S & P Office Services & Supplies (SuperCap)	100.00	94.62	107.41	95.56	59.32

ITEM 6. SELECTED FINANCIAL DATA

SELECTED HISTORICAL FINANCIAL DATA

The following table sets forth our selected consolidated financial data. The selected consolidated financial data as of and for the fiscal years ended December 31, 2008, 2007, 2006 and 2005 and December 27, 2004 is derived from our consolidated financial statements. The data should be read in conjunction with the financial statements and related notes included elsewhere in this annual report.

Basis of Presentation

Prior to August 17, 2005, the ACCO Brands businesses were managed largely as a stand-alone business segment of Fortune Brands which provided certain corporate services. The financial statements include the use of “push down” accounting procedures in which certain assets, liabilities and expenses historically recorded or incurred at the Fortune Brands parent company level that related to or were incurred on behalf of ACCO Brands had been identified and allocated or “pushed down,” as appropriate, to the financial results of ACCO Brands for the periods presented through August 16, 2005. Allocations for expenses used the most relevant basis and, when not directly incurred, utilized net sales, segment assets or headcount in relation to the rest of Fortune Brands’ business segments to determine a reasonable allocation. In addition, interest expense had been allocated to ACCO Brands as a portion of Fortune Brands’ total interest expense. However, no debt had been allocated to ACCO Brands in relation to this interest expense.

Unless otherwise specifically noted in the presentation, “sales” reflect the net sales of products, and “restructuring-related charges” represent costs related to qualified restructuring projects which cannot be reported as restructuring under U.S. GAAP (e.g., losses on inventory disposal related to product category exits, manufacturing inefficiencies following the start of manufacturing operations at a new facility following closure of the old facility, SG&A reorganization and implementation costs, dedicated consulting, stay bonuses, etc.).

	Year Ended December 31,				Year Ended December 27, 2004
	2008(1)	2007	2006	2005
	(in millions of dollars, except per share data)
Income Statement Data:
Net sales	$1,578.2	$1,834.8	$1,847.0	$1,449.8	$1,175.7
Operating costs and expenses:
Cost of products sold(2)	1,094.4	1,262.3	1,305.2	1,020.5	810.3
Advertising, selling, general and administrative Expenses(2)	379.0	433.5	432.0	299.7	247.8
Amortization of intangibles	7.7	7.9	8.4	4.0	1.3
Restructuring charges	28.8	21.0	44.1	2.9	19.4
Goodwill and asset impairment charges(3)	274.4	2.3	—	—	—

Total operating costs and expenses	1,784.3	1,727.0	1,789.7	1,327.1	1,078.8

Operating income (loss)	(206.1)	107.8	57.3	122.7	96.9
Interest expense, net	63.7	64.1	61.1	28.8	8.5
Income (loss) from continuing operations before change in accounting principle(4)	(263.0)	34.0	2.1	54.8	68.5
Per common share:
Income (loss) from continuing operations before change in accounting principle(4)
Basic	$(4.85)	$0.63	$0.04	$1.32	$1.96
Diluted	$(4.85)	$0.62	$0.04	$1.29	$1.92
Balance Sheet Data (at year end):
Total assets	$1,282.2	$1,898.5	$1,849.6	$1,929.5	$969.6
External long-term debt(5)	708.7	775.3	805.1	941.9	0.1
Total stockholders’ equity	(3.4)	438.3	384.0	408.3	566.1
Other Data:
Cash provided by operating activities	$37.2	$81.2	$120.9	$65.3	$64.9
Cash used by investing activities	18.7	55.2	21.4	32.4	6.1
Cash used by financing activities	37.7	35.4	145.0	17.4	46.5

(1)	During the fourth quarter of 2008, the Company’s Board of Directors authorized management to sell its Commercial Print Finishing business. The Commercial Print Finishing business is presented as discontinued operations for all periods presented. See Note 10, Discontinued Operations, for a further discussion.
(2)	Income (loss) from continuing operations was impacted by restructuring-related expenses included in cost of products sold and advertising, selling, general and administrative expenses of $10.6 million, $33.5 million, $21.6 million, $14.1 million and $18.2 million for the fiscal years ended December 31, 2008, 2007, 2006 and 2005, and December 27, 2004, respectively.
(3)	In accordance with Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets”, the Company’s goodwill and intangible assets that are not amortized are subject to at least an annual assessment for impairment by applying a fair-value based test or more frequently if circumstances indicate a potential impairment. The following table sets forth the Company’s pretax and after-tax non-cash goodwill impairment charges recorded during 2008 and 2007.

	2008	2007
	(in millions of dollars)
Continuing Operations Segment:
ACCO Brands Americas	$129.3	$1.6
ACCO Brands International	93.4	0.7

Total Continuing Operations	$222.7	$2.3

In addition, during the fourth quarter of 2008, the Company recorded a non-cash impairment charge of $51.7 million for certain of its indefinite-lived trade names, of which $31.3 million was recorded in the ACCO Brands Americas segment, $17.6 million was recorded in the ACCO Brands International segment and $2.8 million was recorded in the Computer Products Group segment. For a further discussion of the impairment charges see Note 5, Goodwill and Identifiable Intangible Assets in the Notes to Consolidated Financial Statements.

(4)	In 2005 there was a change in accounting principle related to the elimination of a one-month lag in reporting by several foreign subsidiaries to align their reporting periods with ACCO Brands’ fiscal calendar. The net impact was $3.3 million or $0.08 per diluted share.
(5)	Total debt refers only to the portion financed by third parties and in 2004 does not include any portion financed through banking relationships or lines of credit secured by ACCO Brands’ then-parent company, Fortune Brands. Interest expense associated with Fortune Brands’ debt has been allocated to ACCO Brands for the period from January 1, 2005 through August 16, 2005 and for the year ended December 27, 2004.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

ACCO Brands Corporation is a global leader in select categories of branded office products (excluding furniture, computers, printers and bulk paper) to the office products resale industry. We design, develop, manufacture and market a wide variety of traditional and computer-related office products, supplies, binding and laminating equipment and consumable supplies, personal computer accessory products, paper-based time management products, presentation aids and label products. In addition, we also market specialized laminating films for wide-format digital print lamination. We have leading market positions and brand names, including Swingline®, GBC®, Kensington®, Quartet®, Rexel, Marbig, NOBO, Day-Timer® and Wilson Jones®, among others.

Our customers include commercial contract stationers, retail superstores, wholesalers, distributors, mail order and internet catalogs, mass merchandisers, club stores and dealers. We also supply our products to commercial and industrial end-users and to the educational market. Customers such as Staples, Office Depot and OfficeMax operate across multiple distribution channels (contract stationers, retail superstores, mail order and internet catalogs).

We seek to enhance shareholder value by building our leading brands to generate sales, earn profits and create cash flow. We do this by targeting select categories, which are characterized by high brand equity and high customer loyalty. Our participation in private label or value categories historically has been limited, however, we will increasingly look to leverage our lower-cost model by supplying more private label volume for our customers in areas where we believe we have an economic advantage or where it is necessary to merchandise a complete category. Through a focus on research, marketing and innovation, we seek to develop new products that meet the needs of our consumers and commercial end-users. In addition, we provide value-added features or benefits that enhance product appeal to our customers. This focus, we believe, will increase the premium product positioning of our brands.

Our current strategy centers on a combination of driving growth, recapturing market share and generating acceptable profitability and returns. Specifically, we seek to leverage our platform for organic growth through greater consumer understanding, product innovation, marketing and merchandising, disciplined category expansion including broader product penetration and possible strategic transactions and continued cost realignment.

As of December 31, 2008, the Company had completed all its merger integration efforts from our merger with GBC. During this time we have made significant progress in streamlining operations and reducing costs. While achieving cost efficiencies was an important outcome, we believe the integration of ACCO Brands and GBC was also an opportunity to accomplish a permanent transformation of our business and create a platform for future growth. First, we developed a foundation for improving our customer relevance and response capabilities, primarily by unifying and strengthening our sales forces, customer service organizations, and supply chain operations. Second, we created a simpler, streamlined business model, improving the way the Company conducts business globally, but particularly in Europe, where our new pan-European operating model is in place to better serve our larger customers. Third, we continue to refine our product portfolio, eliminating low-return products, as well as the cost and complexity associated with maintaining excessive numbers of product variations. This allows us to focus the majority of our effort on future-growth, high-return, global products and categories with growth potential and sufficient scale to justify expenditures on product innovation and differentiation. And fourth, we are significantly increasing our investment in our core brands and placing greater emphasis on driving consumer preference. While we have substantially completed the physical integration, we continue to work on improving our process efficiency and customer service.

We completed the sale of the Perma product line during the third quarter of 2006, announced the discontinuance of the Computer Products’ Kensington cleaning product category as of the end of the first quarter of 2006, completed the sale of the MACO® labels product line during the fourth quarter of 2007 and discontinued certain other low-margin products. In aggregate, these businesses and products represented approximately $110 million of annual net sales. The impact of the divestiture and exits had a negative effect on net sales during 2008, but a positive impact on margins. In addition, during January of 2009, the Company reached a definitive agreement to sell its Commercial Print Finishing business which supplied commercial laminating film and equipment to printers and packaging suppliers and represented approximately $100 million of annual net sales.

For a description of certain factors that may have had, or may in the future have, a significant impact on our business, financial condition or results of operations, see “Item 1A. Risk Factors.”

As discussed Note 14, Information on Business Segments, in the Notes to Consolidated Financial Statements, effective as of the fourth quarter of 2008 the Company’s former Office Product Group and Document Finishing Group segments ceased to exist and have been realigned along geographic markets. As a result, two new segments were created, ACCO Brands Americas and ACCO Brands International. The Company’s Computer Products Group continues to operate as a separate global business segment that leverages the infrastructure of the two geographic segments. In addition, as discussed in Note 10, Discontinued Operations, in the Notes to Consolidated Financial Statements, during the fourth quarter of 2008, the Company’s Board of Directors authorized management to sell its Commercial Print Finishing business, formerly part of the Commercial Laminating Solutions Group segment. The Commercial Print Finishing business represented approximately $100 million of annual net sales. The remaining operations of the Commercial Laminating Solutions Group, primarily wide-format digital print lamination and integrated binding systems, will now be realigned along geographic markets within the ACCO Brands Americas and ACCO Brands International segments. As such, the Commercial Laminating Solutions Group segment has ceased to exist.

Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the financial statements of ACCO Brands Corporation and the accompanying notes contained therein. Unless otherwise noted, the following discussion pertains only to our continuing operations.

Overview of company performance

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

The year 2008 was a very difficult period for the Company. The global economies, particularly in North America and Europe, were rapidly deteriorating and are expected to continue to be unfavorable in 2009. This has translated into soft demand for our products, destocking of inventories by our customers and, as a result, significant decreases to our sales and profits. In response, in December of 2008 the Company amended it’s senior secured credit facilities, providing the Company with greater near term financial flexibility, primarily through changes to certain restrictive financial covenants, definitions and provisions of the agreements. The amendment also had the effect of increasing the interest rate margin applicable to funded loans, requires the Company to dedicate more of its available funds to service its debts and increases the level of commitment fees to be paid to our lenders.

The recent unprecedented volatility in capital and credits markets may create additional risks to the Company directly or indirectly because of its potential to also impact our major customers and suppliers in the upcoming months and possibly years. The adverse effect of a sustained U.S. or international economic downturn, including sustained periods of decreased consumer and business spending, high unemployment levels, or declining consumer or business confidence, along with continued volatility and disruption in the credit and capital markets, have and may continue to result in reduced demand for our products.

Our ability to meet our expenses and debt service obligations will depend on our future performance. If the sales decline we suffered in 2008 was to continue or accelerate we may not be able to generate sufficient cash flows to pay our debt service obligations. If we do not have enough money to pay our debt service obligations, we may be required to refinance all or part of our existing debt, sell assets or borrow more money. We may not be able to, at any given time, further reduce our costs, obtain additional relief from our debt covenants, sell assets or borrow more money on terms acceptable to us or at all.

We have completed the integration with GBC, making significant progress toward relocating our people, aligning our customer relationships and upgrading information technology systems. Since the acquisition of GBC we have announced and moved ahead with plans to close, consolidate, downsize, or relocate more than 40 manufacturing, distribution and administrative operations. The Company also successfully integrated key information technology systems within each country and consolidated its European office products sales force and several distribution centers. As a result of these actions, the Company has realized targeted annual cost synergies of $40 million through 2008 and expects an additional $20 million in annualized synergies to be realized by the end of 2009, which, if achieved, is expected to result in a cumulative total of $60 million in targeted annualized synergies that would be realized by the end of 2009 from the GBC integration. Lower sales volumes currently being experienced may slightly erode this value. In addition to integrating GBC, the Company has announced significant extreme additional cost-cutting savings that will benefit 2009 and help to mitigate the anticipated effect from lower sales volumes, including additional reductions in force, salary reductions, and the curtailment of 401(K) plan company contributions and the freezing of pension plan benefits for U.S. based employees.

Cash payments related to the Company’s restructuring and integration activities, net of proceeds from real estate sales, amounted to $132.0 million (excluding capital expenditures) through 2008. It is expected that additional disbursements of approximately $33 million, net of expected proceeds from real estate held-for-sale, will be completed by the end of 2010 as the Company continues to implement additional phases of its strategic and business integration plans.

As our capital expenditures and restructuring costs are expected to decline it should allow us flexibility to reduce debt and take other actions that build shareholder value. During 2008, the Company reduced its debt by $66.6 million.

Impairment Charges

During the fourth quarter of 2008, the Company experienced a sustained, significant decline in its stock price. As a result of the decline in stock price, the Company’s market capitalization fell below the recorded value of its consolidated net assets. In addition, during the fourth quarter of 2008, the Company continued to experience a significant decline in both its sales and operating income as well as a reduction in its future forecasted cash flows. As a result of these impairment indicators, in preparing our 2008 financial statements, we considered the potential impairment of goodwill and other long-lived assets including intangible assets. As a result of the goodwill, intangible and long-lived asset impairment assessments, the Company recorded non-cash impairment charges totaling $249.0 million in the fourth quarter of 2008. These charges were comprised of $197.3 million related to goodwill and $51.7 million related to certain of the Company’s indefinite-lived trade names. Of the $249.0 million of goodwill and asset impairment charges recorded in the fourth quarter of 2008, $143.9 million was recorded in the ACCO Brands Americas segment, $102.3 million was recorded in the ACCO

Brands International segment and $2.8 million was recorded in the Computer Products Group segment. The Company determined that goodwill in its Computer Products Group segment was not impaired.

If our stock price continues to decline and business conditions continue to deteriorate we may have to perform additional interim goodwill and long-lived asset impairment assessments which could result in additional impairment charges.

During the second and third quarters of 2008, as a result of reduced sales and operating profits in the Company’s former Commercial Laminating Solutions business segment, as well as reduced expected future cash flows, the Company recorded goodwill impairment charges of $36.5 million and $24.0 million, respectively. Of these charges, the Digital Print Finishing business recorded $14.1 million and $11.3 million in the second and third quarters of 2008, respectively. Collectively, $16.7 million of these charges were recorded in the ACCO Brands Americas segment and $8.7 million were recorded in the ACCO Brands International segment. The Commercial Print Finishing business, which has subsequently been reclassified as a discontinued operation, recorded goodwill impairment charges of $22.4 million and $12.7 million, in the second and third quarters of 2008, respectively. The financial results of the Commercial Print Finishing business, as well as the impairment charges related to this business have been classified within the caption “Discontinued Operations” for all periods.

During the fourth quarter of 2007, the Company recorded a goodwill impairment charge of $2.3 million pertaining to the Company’s Digital Print Finishing business, of which $1.6 million was recorded in the ACCO Brands Americas segment and $0.7 million was recorded in the ACCO Brands International segment. In addition, during the fourth quarter of 2007, as a result of reduced profitability due to increased competition from lower-cost importers of high-speed laminating films, increased raw material costs and adverse mix, the Company recorded a goodwill impairment charge of $32.8 million related to its Commercial Print Finishing business which is classified within Discontinued Operations.

In the first step of the goodwill impairment analysis, the Company determines fair value based on estimated future cash flows discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk of a reporting unit and the rate of return an outside investor would expect to earn. Estimated future cash flows are based on the Company’s internal projection models, industry projections and other assumptions deemed reasonable by management. The results of the discounted cash flow analysis are corroborated with the Company’s market capitalization plus an estimated control premium. In the second step of the impairment analysis, the Company determines the implied fair value of goodwill in the same manner as if the reporting unit was being acquired in a business combination.

For a further discussion of the impairment charges see Note 5, Goodwill and Identifiable Intangible Assets and Note 10, Discontinued Operations, in the Notes to Consolidated Financial Statements.

Recent Developments

During 2008, the Company experienced progressively weaker levels of demand as the year progressed. In response to the uncertainty surrounding the global economy, the Company initiated several cost-reduction actions in addition to those associated with the integration of GBC, which included the realignment of its segment structure in the fourth quarter of 2008. The Company is working to broaden its product range within categories to provide value-priced products, or provide private label products for customers. Further, the Company continues to seek ways to improve its execution in the areas of manufacturing, sourcing, distribution and selling.

As the capital and credit market crisis worsened during the third and fourth quarters of 2008, the Company performed additional assessments to determine the impact of recent market developments, including the bankruptcy, restructuring or merging of certain financial companies. The Company’s additional assessments included a review of its access to the capital and credit markets for its liquidity requirements, counterparty creditworthiness, and the value of investments in the Company’s employee defined benefit pension plans. The recent unprecedented volatility in capital and credits markets may create additional risks to the Company directly or indirectly because of its potential to also impact our major customers and suppliers in the upcoming months and possibly years.

Recognizing our increasingly deteriorating sales projections as the fourth quarter of 2008 progressed, we determined that we would likely not have been in compliance with our fourth quarter 2008 financial covenants in our senior secured credit facilities unless sales trends changed remarkably. On December 15, 2008, the Company amended its senior secured credit facilities, providing the Company with greater financial flexibility, primarily through changes to certain definitions and provisions of the agreements. The amendment also had the effect of increasing the interest rate margin applicable to funded loans and requires the Company to dedicate more of its available funds to service its debts.

Based on its 2009 business plan and further supported by its cost cutting initiatives, the Company believes it will remain compliant with its debt covenants and will have adequate liquidity despite the disruption of the capital and credit markets; however, the disruptions in capital and credit markets have resulted in increased borrowing costs associated with debt, which will adversely affect net income. The Company funds liquidity needs for capital investment, working capital, hedging activities and other financial commitments through cash flow from continuing operations and a large, diversified credit facility ($463.3 million in aggregate total commitments as of December 31, 2008, of which no financial institution, assuming announced consolidations, has more than 8% of the aggregate commitments for the Company). As of December 31, 2008, approximately $101.8 million remained available for borrowing under our revolving credit facility and an additional $40.6 million was available under other bank lines of credit.

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

Fiscal 2008 versus Fiscal 2007

The following table presents the Company’s results for the years ended December 31, 2008 and 2007. Restructuring and restructuring-related expenses have been noted where appropriate, as management believes that a comparative review of these costs and their relative impact on operating income allows for a better understanding of the underlying business performance from period to period. Restructuring-related expenses represent costs related to restructuring projects which cannot be reported as restructuring under U.S. GAAP (e.g., manufacturing inefficiencies following the start of manufacturing operations at a new facility following closure of the former facility, SG&A reorganization, dedicated consulting, losses on inventory and disposal costs related to product category exits).

	Year Ended December 31,		Amount of Change
(in millions of dollars)	2008	2007	$	%
Net sales	$1,578.2	$1,834.8	$(256.6)	(14)%
Gross profit	483.8	572.5	(88.7)	(15)%
Gross profit margin	30.7%	31.2%		(0.5	) pts
Advertising, selling, general and administrative expenses	379.0	433.5	(54.5)	(13)%
Restructuring charges	28.8	21.0	7.8	37%
Goodwill and asset impairment charges	274.4	2.3	(272.1)	NM
Operating income (loss)	(206.1)	107.8	(313.9)	NM
Operating income margin	NM	5.9%		NM
Interest expense, net	63.7	64.1	(0.4)	(1)%
Equity in (earnings) of joint ventures	(6.5)	(6.8)	(0.3)	(4)%
Other income, net	(17.3)	(0.7)	(16.6)	NM
Income taxes	16.9	16.6	0.3	2%
Effective tax rate	NM	32.4%		NM
Income (loss) from continuing operations	(263.0)	34.0	(297.0)	NM
Income (loss) from discontinued operations, net of income taxes	(76.2)	(34.9)	(41.3)	NM
Net income (loss)	(339.2)	(0.9)	(338.3)	NM

Restructuring-related expense included in cost of products sold	7.5	17.2	(9.7)	(56)%
Restructuring-related expense included in SG&A	3.1	16.3	(13.2)	(81)%

Net Sales

Net sales decreased $256.6 million, or 14%, to $1,578.2 million. The decrease reflects a significant decline in U.S. and European sales volumes, mainly driven by weak consumer demand and related customer inventory reductions, as well as a loss of market share. The decline in market share impacted sales by $49.5 million and the exit of certain non-strategic businesses impacted sales by a further $22.4 million. These decreases were partially offset by the positive impact of price increases and $12.2 million in currency translation.

Gross Profit

Gross profit decreased $88.7 million to $483.8 million. Gross profit decreased principally due to lower sales volume and adverse product-mix trends partially offset by the benefit from product outsourcing savings, lower restructuring-related expense included in cost of goods sold and currency translation which positively impacted gross profit by $4.2 million. Gross profit margin decreased to 30.7% from 31.2% as the flow-through from price increases did not fully offset increased product costs.

SG&A (Advertising, selling, general and administrative expenses)

SG&A decreased $54.5 million to $379.0 million. Currency translation resulted in an increase of $2.2 million in SG&A. The reduced expense was related to cost-cutting initiatives taken during 2008, reduced restructuring-related expense, that included $5.9 million of net gains from the sale of four properties, partially offset by $4.2 million of severance and related expenses for the Company’s former CEO, merger integration synergies, lower management incentive, pension and research and development costs and reduced levels of spending. SG&A increased as a percentage of sales to 24.0% from 23.6% as the cost reduction measures did not fully offset the adverse impact from lower sales volume. Included as part of the aforementioned lower management incentive costs, and as further discussed in Note 3, Stock-Based Compensation, during 2008 the Company determined that its outstanding performance-based equity compensation accruals were no longer attainable resulting in a net reduction of $2.3 million in SG&A.

Operating Income (Loss)

Operating loss was $206.1 million compared to operating income of $107.8 million in the prior year. The operating loss was driven by $274.4 million of non-cash goodwill and asset impairment charges, as well as reduced sales volume, partially offset by the benefits from cost reductions and by reduced restructuring-related expense and favorable foreign currency translation.

Interest Expense, Equity in Earnings of Joint Ventures and Other (Income) Expense

Interest expense decreased $0.4 million to $63.7 million, reflecting lower floating interest rates and lower average debt balances, partially offset by amortization of fees associated with amending our senior secured credit facility, accelerated debt amortization costs due to loan prepayments, the impact of higher exchange rates on foreign borrowings, as well as a $0.9 million increase of non-cash charges relating to the Company’s cross-currency swap due to ineffectiveness.

Equity in earnings of joint ventures decreased $0.3 million to $6.5 million reflecting lower income from our unconsolidated joint ventures.

Other income increased $16.6 million to $17.3 million. The increase in other income was due to gains of $19.0 million on the early extinguishment of debt recorded during 2008 relating to the Company’s purchase of $49.6 million of its outstanding Senior Subordinated Notes partially offset by higher foreign exchange losses.

Income Taxes

For the year ended December 31, 2008, the Company recorded income tax expense of $16.9 million on a loss from continuing operations before income taxes of $246.0 million. This compares to income tax expense of $16.6 million on income before taxes of $51.2 million in the prior year period. Income tax expense in 2008 was principally due to the $222.7 million impairment of goodwill which is not tax deductible, additional taxes on previously untaxed income from foreign earnings and an increase in the valuation allowance by $27.4 million on certain foreign and domestic state deferred tax assets and tax loss carryforwards. No allowance has been accrued on all other deferred tax assets and tax loss carryforwards as the Company believes they will ultimately be realized. The prior year tax rate benefited from restructuring and restructuring related charges as well as an excess foreign tax credit associated with dividends offset in part by the $2.3 million goodwill impairment charge which is not tax deductible.

Income (Loss) from Continuing Operations

Loss from continuing operations was $263.0 million, or $4.85 per diluted share, compared to income from continuing operations of $34.0 million or $0.62 per diluted share in the prior year.

Discontinued Operations

Loss from discontinued operations was $76.2 million, or $1.41 per diluted share compared to $34.9 million or $0.63 per share in the prior year. The operating loss in 2008 includes $84.8 million of non-cash goodwill and asset impairment charges. Included in this amount were charges to goodwill of $35.1 million, property, plant and equipment of $22.2 million, identifiable intangible assets of $10.5 million and other current assets of $17.0 million. The 2007 results includes a non-cash goodwill impairment charge of $32.8 million.

The components of discontinued operations for the years ended 2008 and 2007, are as follows:

(in millions of dollars)	2008	2007
Pretax loss	$(88.2)	$(35.6)
Provision (benefit) for income taxes	(12.2)	(0.7)
Minority interest, net of tax	0.2	—

Loss from discontinued operations	$(76.2)	$(34.9)

Net Loss

Net loss was $339.2 million, or $6.26 per diluted share, compared to a net loss of $0.9 million, or $0.02 per diluted share in 2007.

Segment Discussion

ACCO Brands Americas

Results

	Year Ended December 31,		Amount of Change
(in millions of dollars)	2008	2007	$	%
Net sales	$820.8	$1,014.5	$(193.7)	(19)%
Operating income (loss)	(134.0)	77.8	(211.8)	NM
Operating income margin	NM	7.7%		NM
Impairment, restructuring and related charges	181.5	23.6	157.9	NM

ACCO Brands Americas net sales decreased $193.7 million, or 19%, to $820.8 million. The decrease primarily reflects volume declines in the U.S. and Canada, driven by weakening consumer demand accelerating during the year, exacerbated by customer inventory reductions. Loss of product placement ($38.4 million) and planned product exits ($11.6 million) were only partially offset by price increases.

ACCO Brands Americas operating loss was $134.0 million compared to operating income of $77.8 million in the prior year. The decrease was principally due to the $160.6 million in goodwill and intangible impairment charges as well as lower sales volumes. These factors were partially offset by merger integration synergies and other cost reductions including lower management incentives and reduced restructuring and related charges. Price increases did not fully recover commodity cost and labor cost increases.

ACCO Brands International

Results

	Year Ended December 31,		Amount of Change
(in millions of dollars)	2008	2007	$	%
Net sales	$551.5	$586.7	$(35.2)	(6)%
Operating income (loss)	(73.8)	13.7	(87.5)	NM
Operating income margin	NM	2.3%		NM
Impairment, restructuring and related charges	121.3	27.6	93.7	NM

ACCO Brands International net sales decreased $35.2 million, or 6%, to $551.5 million despite favorable foreign currency translation of $9.2 million. The decrease reflects volume declines principally in Europe, driven by weakening consumer demand, exacerbated by customer inventory reductions. Sales volumes in Asia Pacific and Australia increased 5% on share gains. Loss of product placements ($14.7 million) and planned product exits ($10.5 million) were partially offset by price increases.

ACCO Brands International operating loss was $73.8 million compared to operating income of $13.7 million in the prior year. The decrease was principally due to goodwill and intangible impairment charges of $111.0 million and lower sales volumes. These factors were partially offset by reduced restructuring and related charges, merger integration synergies and other cost reductions including lower management incentives. Price increases did not fully recover commodity cost and labor cost increases.

Computer Products Group

Results

	Year Ended December 31,		Amount of Change
(in millions of dollars)	2008	2007	$	%
Net sales	$205.9	$233.6	$(27.7)	(12)%
Operating income	30.1	46.4	(16.3)	(35)%
Operating income margin	14.6%	19.9%		(5.3	)pts
Impairment, restructuring and related charges	6.9	5.4	1.5	28%

Computer Products sales decreased $27.7 million, or 12%, to $205.9 million. Currency translation positively impacted net sales by $2.8 million. The decrease in sales was primarily due to lower sales volumes from weakening demand as the year progressed, particularly in the United States and United Kingdom.

Operating income decreased $16.3 million to $30.1 million, and operating income margin decreased to 14.6% from 19.9%. The decrease was principally due to lower sales volume, intangible impairment charges of $2.8 million, partially offset by lower restructuring and related charges and other cost-reductions including management incentives.

Fiscal 2007 versus Fiscal 2006

The following table presents the Company’s results for the years ended December 31, 2007 and 2006. Restructuring and restructuring-related expenses have been noted where appropriate, as management believes that a comparative review of these costs and their relative impact on operating income allows for a better understanding of the underlying business performance from period to period. Restructuring-related expenses represent costs related to restructuring projects which cannot be reported as restructuring under U.S. GAAP (e.g., losses on inventory, disposal related to product category exits, manufacturing inefficiencies following the start of manufacturing operations at a new facility following closure of the former facility, SG&A reorganization and dedicated consulting.).

	Year Ended December 31,		Amount of Change
(in millions of dollars)	2007	2006	$	%
Net sales	$1,834.8	$1,847.0	$(12.2)	(1)%
Gross profit	572.5	541.8	30.7	6%
Gross profit margin	31.2%	29.3%		1.9 pts
Advertising, selling, general and administrative expenses	433.5	432.0	1.5	0%
Restructuring charges	21.0	44.1	(23.1)	(52)%
Goodwill and asset impairment charges	2.3	—	2.3	NM
Operating income (loss)	107.8	57.3	50.5	88%
Operating income margin	5.9%	3.1%		2.8 pts
Interest expense, net	64.1	61.1	3.0	5%
Equity in (earnings) of joint ventures	(6.8)	(3.9)	2.9	74%
Other income, net	(0.7)	—	(0.7)	NM
Income taxes	16.6	(2.2)	18.8	NM
Effective tax rate	32.4%	NM		NM
Income (loss) from continuing operations	34.0	2.1	31.9	NM
Income (loss) from discontinued operations, net of income taxes	(34.9)	5.1	(40.0)	NM
Net income (loss)	(0.9)	7.2	(8.1)	NM

Restructuring-related expense included in cost of products sold	17.2	10.8	6.4	59%
Restructuring-related expense included in SG&A	16.3	10.8	5.5	51%

Net Sales

Net sales decreased $12.2 million, or 1%, to $1,834.8 million resulting from the Company’s focus on the premium end of its product categories, as well as planned exits and a divestiture of a non-strategic product line in the ACCO Brands Americas and ACCO Brands International segments which accounted for $52.1 million of the decline. Favorable currency translation of $66.6 million as well as price increases were offset by reductions in volume for all business segments caused by a combination of weakening consumer demand, lost product placements to both competitors and our customers’ private-label direct-sourcing initiatives and channel inventory reductions.

Gross Profit

Gross profit increased $30.7 million, or 6%, to $572.5 million, and gross profit margin increased to 31.2% from 29.3%. Currency translation resulted in a $35.5 million increase in gross profit. Excluding the impact of currency, gross profit decreased primarily as a result of lower sales, excess distribution costs and supply chain inefficiencies, the adverse impact of a $6.8 million reclassification to reflect cumulative after-sales service expenses previously reported as a component of SG&A and an increase of $6.4 million in restructuring-related charges, partially offset by flow-through from price increases net of raw material cost increases and product outsourcing savings.

SG&A (Advertising, selling, general and administrative expenses)

SG&A increased $1.5 million to $433.5 million, and as a percentage of sales to 23.6% from 23.4%. The increase in SG&A reflects the impact of currency translation of $19.9 million, continued investment in marketing and product development initiatives, primarily within the ACCO Brands Americas and ACCO Brands International segments, and a $5.5 million increase in restructuring-related costs. These amounts were almost entirely offset by the realization of integration synergies, reduced management incentive costs and the favorable impact of the reclassification of after-sales service expenses as a component of gross profit.

Operating Income

Operating income increased $50.5 million, or 88%, to $107.8 million, and as a percent to sales to 5.9% from 3.1%. The increase was the result of the higher gross profit and a decrease of $11.2 million in restructuring and restructuring-related charges partially offset by non-cash goodwill impairment charges of $2.3 million as well as lower sales volumes and continued investment in marketing and product development initiatives.

Interest Expense, Equity in Earnings of Joint Ventures and Other( Income) Expense

Interest expense increased $3.0 million to $64.1 million. The increase was a result of higher interest rates partially offset by the Company’s reduced 2007 debt levels.

Equity in earnings of joint ventures increased $2.9 million to $6.8 million reflecting higher income from our unconsolidated joint ventures. Other income increased $0.7 million principally resulting from foreign exchange gains.

Income Taxes

For the year ended December 31, 2007, the Company had income tax expense of $16.6 million, compared with a benefit of $2.2 million recorded in the prior year period. The 2007 tax rate benefited from restructuring and restructuring related charges as well as an excess foreign tax credit associated with dividends offset in part by the $2.3 million goodwill impairment charge which is not tax deductible. The benefit in the prior year was attributable to foreign earnings taxed at lower statutory rates, the settlement of the prior year’s tax returns and a settlement of prior year’s tax with the Company’s former parent under a tax allocation agreement entered into in connection with the spin-off.

Income from Continuing Operations

Income from continuing operations was $34.0 million, or $0.62 per diluted share, compared to $2.1 million or $0.04 per diluted share in the prior year.

Discontinued Operations

Loss from discontinued operations was $34.9 million, or $0.63 per diluted share compared to income of $5.1 million or $0.09 per share in the prior year. The operating loss in 2007 includes a goodwill impairment charge of $32.8 million.

The components of discontinued operations for the years ended 2007 and 2006, are as follows:

(in millions of dollars)	2007	2006
Pretax (loss) income	$(35.6)	$7.5
Provision (benefit) for income taxes	(0.7)	2.4

(Loss) income from discontinued operations	$(34.9)	$5.1

Net Income (Loss)

Net loss was $0.9 million, or $0.02 per diluted share, compared to net income of $7.2 million, or $0.13 per diluted share in 2006.

Segment Discussion

ACCO Brands Americas

Results

	Year Ended December 31,		Amount of Change
(in millions of dollars)	2007	2006	$	%
Net sales	$1,014.5	$1,052.7	$(38.2)	(4)%
Operating income	77.8	44.9	32.9	73%
Operating income margin	7.7%	4.3%		3.4 pts
Impairment, restructuring and related charges	23.6	37.5	(13.9)	(37)%

ACCO Brands Americas net sales decreased $38.2 million, or 4%, to $1,014.5 million. The decrease is primarily the result of the exit from and divestiture of certain non-strategic businesses (including the label and storage box businesses and other non-strategic product exits) and volume declines principally caused by reduced end-user demand, lost product placements to both competitors and our customers’ private-label direct-sourcing initiatives and demand volatility associated with channel inventory adjustments. These factors were partially offset by price increases.

ACCO Brands Americas operating income increased $32.9 million to $77.8 million and operating income margin increased to 7.7% from 4.3%. The increases in operating income and margin were primarily related to price increases, savings from merger integration activities, and a $13.2 million reduction in restructuring and related costs. These factors were partially offset by increased investments in marketing and product development.

ACCO Brands International

Results

	Year Ended December 31,		Amount of Change
(in millions of dollars)	2007	2006	$	%
Net sales	$586.7	$565.7	$21.0	4%
Operating income	13.7	3.8	9.9	NM
Operating income margin	2.3%	0.7%		1.6 pts
Impairment, restructuring and related charges	27.6	23.7	3.9	16%

ACCO Brands International net sales increased $21.0 million, or 4%, to $586.7 million as a result of the favorable impact of foreign currency translation of $51.1 million and price increases. These factors were partially offset by lost product placements to both competitors and our customers’ private-label direct-sourcing initiatives and demand volatility associated with channel inventory adjustments.

ACCO Brands International operating income increased $9.9 million to $13.7 million and operating income margin increased to 2.3% from 0.7%. The increases in operating income and margin were primarily related to price increases and savings from merger integration activities. These factors were partially offset by increased investment in marketing and product development and continued investment in the Company’s transition to a pan-European business model and a $3.9 million increase in restructuring and related costs.

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

Liquidity and Capital Resources

Our primary liquidity needs are to service indebtedness, fund capital expenditures and support working capital requirements. Our principal sources of liquidity are cash flows from operating activities and borrowings under our credit agreements and local lines of credit. We maintain adequate financing arrangements at market rates. Our priority for cash flow over the near term, after internal growth, is to fund restructuring-related activities and the reduction of debt that was incurred in connection with the merger with GBC and the spin-off from Fortune Brands. See “Capitalization” below for a description of our debt.

Fiscal 2008 versus Fiscal 2007

Cash Flow from Operating Activities

For the 12 months ended December 31, 2008, cash provided from operating activities was $37.2 million, compared to $81.2 million in the prior year. The net loss for the 2008 year was $339.2 million, and was principally the result of non-cash tangible and intangible asset impairment expenses totaling $360.8 million (pre-tax). The net loss for the 2007 year was $0.9 million. Non-cash adjustments to net loss in 2008 totaled $392.3 million, compared to $97.9 million in 2007, on a pre-tax basis. The decrease in cash from operations was attributable to:

•	lower net income adjusted for non-cash items (pre-tax) of $56.6 million, driven by lower sales volume in recessionary economies in the U.S., Canada and Europe, and

•	lower accounts payable as a result of a slowdown of inventory purchases, due to lower product demand, and

•	inventory levels that did not decrease in line with lower demand, and

•	lower volume-related customer program liabilities associated with the decrease in sales.

Partially offset by the following sources of cash:

•	increased cash generation from a reduced level of accounts receivable reflective of the decrease in sales compared to the prior year, and

•	higher dividend income from the Company’s unconsolidated joint ventures.

Cash Flow from Investing Activities

Cash used by investing activities was $18.7 million and $55.2 million for the years ended December 31, 2008 and 2007, respectively. Gross capital expenditures in 2008 were $43.5 million and were $59.1 million in 2007. The capital spend in 2008 resulted from continued information technology investments and completion of distribution facilities, while the 2007 spend was driven by the cost of new distribution facilities and information technology investments. Proceeds from the sale of assets were $20.9 million higher than the prior year, and resulted primarily from the sale of four former manufacturing and administrative facilities.

Cash Flow from Financing Activities

Cash used by financing activities was $37.7 million and $35.4 million for the years 2008 and 2007, respectively. In January, 2008, the Company entered into a three-year accounts receivable securitization program. At the inception of the program the Company received cash proceeds of $75.0 million which was used to pay down the existing term loan facilities. As of December 31, 2008, the Company’s borrowings under the securitization program were $55.6 million.

Fiscal 2007 versus Fiscal 2006

Cash Flow from Operating Activities

In the year ended December 31, 2007 cash provided by operating activities was $81.2 million, compared to $120.9 million of cash provided by operating activities in the prior year. Net loss for the year was $0.9 million, compared to income of $7.2 million in 2006. Non-cash adjustments to net income (loss) were $97.9 million in 2007, compared to $94.3 million in 2006, on a pre-tax basis. The lower net income contributed to the decrease as well as:

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

Cash Flow from Investing Activities

Cash used by investing activities was $55.2 million and $21.4 million for the years ended December 31, 2007 and 2006, respectively. Gross capital expenditure was $59.1 million and $33.1 million in for the years ended December 31, 2007. and 2006, respectively. The increase was driven by the cost of new distribution facilities and continued information technology investments.

Cash Flow from Financing Activities

Cash used by financing activities was $35.4 million in 2007 and was $145.0 million in 2006. During 2007, the Company paid all remaining required 2008 debt service totaling $26.1 million and further reduced its senior secured term loan facilities by $15.0 million.

Capitalization

We had approximately 54.3 million common shares outstanding as of December 31, 2008.

The Company’s total debt at December 31, 2008 was $708.7 million. The ratio of debt to stockholders’ equity at December 31, 2008 was not meaningful as a result of the goodwill impairment. The ratio was 1.8 to 1 at December 31, 2007.

In conjunction with the spin-off of ACCO World to the shareholders of Fortune Brands and the merger with GBC, ACCO Brands issued $350 million in senior subordinated notes with a fixed interest rate of 7.625% due 2015. Additionally, ACCO Brands and a subsidiary of ACCO Brands located in the United Kingdom and a subsidiary of ACCO Brands located in the Netherlands have entered into the following senior secured credit facilities with a syndicate of lenders.

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

ACCO Brands is the borrower under the U.S. term loan facility and the U.S. dollar revolving credit facility, the United Kingdom subsidiary is the borrower under the sterling term loan facility and the U.S. dollar equivalent euro revolving credit facility and the Netherlands subsidiary is the borrower under the euro term loan facility. Effective December 15, 2008, borrowings under the facilities are subject to a 7.75% floor.

The senior secured credit facilities are guaranteed by all of the domestic subsidiaries of ACCO Brands (the “U.S. guarantors”) and collateralized by substantially all of the assets of the borrowers and each U.S. guarantor.

Loan Covenants

The Company must meet certain restrictive financial covenants as defined under the senior secured credit facilities. The covenants, which were revised in December of 2008, become more restrictive over time and require the Company to maintain certain ratios related to total leverage and interest coverage. The remaining financial covenant ratio levels under the senior secured credit facilities are as follows:

	Maximum—Leverage Ratio(1)	Minimum—Interest Coverage Ratio(2)
4th Quarter 2008 to 3 rd Quarter 2009	5.50 to 1	2.25 to 1
4th Quarter 2009 to 3 rd Quarter 2010	5.25 to 1	2.25 to 1
4th Quarter 2010 to 3rd Quarter 2011	5.00 to 1	2.50 to 1
4th Quarter 2011 to 1st Quarter 2012	4.50 to 1	2.75 to 1
2nd Quarter 2012	4.00 to 1	3.00 to 1

(1)	The leverage ratio is computed by dividing the Company’s financial covenant debt by the cumulative four-quarter-trailing EBITDA, which excludes restructuring and restructuring-related charges up to certain limits as well as other adjustments defined under the senior secured credit facilities.

(2)	The interest coverage ratio for any period is EBITDA for the Company for such period divided by cash interest expense for the Company for such period and other adjustments, all as defined under the senior secured credit facilities.

There are also other restrictive covenants, including restrictions on dividend payments, share repurchases, ability to repurchase our subordinated notes, acquisitions, additional indebtedness and capital expenditures.

The senior secured credit facilities contain customary events of default, including payment defaults, breach of representations and warranties, covenant defaults, cross-defaults and cross-accelerations, certain bankruptcy or insolvency events, judgment defaults, certain ERISA-related events, changes in control or ownership, and invalidity of any collateral or guarantee or other document.

On January 18, 2008, and December 15, 2008, the Company amended its senior secured credit facilities, providing the Company with greater near term financial flexibility, primarily through changes to certain restrictive financial covenants, definitions and provisions of the agreements. We would not have been in compliance on December 31, 2008 with the previously agreed to financial covenants had we not obtained the December amendments. The amendment also had the effect of increasing the interest rate margin applicable to funded loans and requires the Company to dedicate more of its available funds to service its debts.

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

Compliance with Loan Covenants

As of December 31, 2008 the Company’s Leverage Ratio was approximately 4.5 to 1 and the Interest Coverage was approximately 2.7 to 1. The amount available for borrowings under the revolving credit facilities was $101.8 million (allowing for $12.2 million of letters of credit outstanding on that date) and $43.2 million of gross availability under other bank lines of credit.

As of and for the period ended December 31, 2008, the Company was in compliance with all applicable loan covenants. The non-cash goodwill and asset impairment charges recorded in 2008 and 2007 do not affect the Company’s compliance with its lending arrangements as its covenants are not affected by non-cash charges.

A breach of any of these covenants, ratios, tests or restrictions, as applicable, could result in an event of default under our credit and debt instruments, in which our lenders could elect to declare all amounts outstanding to be immediately due and payable. If the lenders accelerate the payment of the indebtedness, our assets may not be sufficient to repay in full the indebtedness and any other indebtedness that would become due as a result of any acceleration. Further, in such an event, our lenders would not be required to make further loans to us, and assuming similar facilities were not established and that we were unable to obtain replacement financing, it would materially affect our liquidity and results of operations. Based on its 2009 business plan, including achievement of cost reduction initiatives, the Company expects to remain in compliance with these covenants, however compliance in 2009 and thereafter remains subject to many variables that may be outside our control as described below.

Our ability to maintain compliance with our financial covenants under our debt instruments, to make payments on and to refinance our debt, and to fund planned capital expenditures and research and development efforts, will depend on our ability to generate cash. Our ability to generate cash is subject, in part, to economic, financial, competitive, legislative, regulatory and other factors that may be beyond our control. Our business may not generate sufficient cash flow from operations and future borrowings may not be available to us under our senior secured credit facilities or otherwise in an amount sufficient to enable us to pay our debts, or to fund our other liquidity needs. In such circumstances, we may need to refinance all or a portion of our debts, on or before maturity, raise equity capital or sell assets. We might be unable to refinance any of our debt, including our senior secured credit facilities or obtain a replacement to our revolving credit facility in August 2010, the U.S. term loan due in August 2012 or our Senior Subordinated Notes due 2015, raise equity capital or sell assets on commercially reasonable terms or at all.

The Company’s existing credit facilities would not be affected by a change in its credit rating.

Accounts Receivable Securitization Facility

In January, 2008, the company entered into a three-year accounts receivable program with a financial institution. The program allows the company to sell, on a revolving basis, an undivided interest in eligible U.S. receivables for up to $75 million. The receivables outstanding and the corresponding debt are included as “Accounts receivable, net” and “Long-term debt,” respectively, on our consolidated balance sheets. We record the financing costs associated with the program in “Interest expense, net” in our consolidated statements of operations. As of December 31, 2008, the Company’s borrowings under the program were $55.6 million. Cash proceeds of $75.0 million received at the inception of the program were used to pay down the existing term loan facilities. The accounts receivable securitization program contains certain financial covenants including a minimum interest coverage ratio and a maximum leverage ratio which are the same as the senior secured credit facilities.

Adequacy of Liquidity Sources

Our primary liquidity needs are to service indebtedness, fund capital expenditures and support working capital requirements. Our principal sources of liquidity are cash flows from operating activities and borrowings under our credit agreements and local lines of credit. We maintain adequate financing arrangements at market rates. Our priority for cash flow over the near term, after internal growth, is to fund restructuring-related activities and the reduction of debt that was incurred in connection with the merger with GBC and the spin-off from Fortune Brands. See “Capitalization” above for a description of our debt.

Our cash flows from operating activities are dependent upon a number of factors that affect our sales, including demand, pricing and competition. Historically, key drivers of demand in the office products industry have included economic conditions generally, and specifically trends in white collar employment levels, gross domestic product (GDP) and growth in the number of small businesses and home offices together with increasing usage of personal computers. Pricing and demand levels for office products have also reflected a substantial consolidation within the global resellers of office products. Those resellers are our principal customers. This consolidation has led to increased pricing pressure on suppliers and a more efficient level of asset utilization by customers, resulting in lower sales volumes and higher costs from more frequent small orders for suppliers of office products. We sell products in highly competitive markets, and compete against large international and national companies, regional competitors and against our own customers’ direct and private-label sourcing initiatives.

The year 2008, and in particular the second half of the year, was a very difficult period for the Company and the office products industry generally. The global economies, particularly in North America and Europe, rapidly deteriorated as the year progressed and are expected to continue to be unfavorable in 2009. The difficult economic environment has placed significant pressure on our customers, which in turn has translated into further destocking of their inventories and softer demand for our products. As a result, we have experienced significant decreases to our sales and profits.

The Company is subject to credit risk, relative to the ability of counterparties to meet their contractual payment obligations or the potential non-performance of counterparties to deliver contracted commodities or services at the contracted price. The recent unprecedented volatility in capital and credits markets may create additional risks to the Company directly or indirectly because of its potential to also impact our major customers and suppliers in the upcoming months and possibly years. The adverse effect of a sustained U.S. or international economic downturn, including sustained periods of decreased consumer and business spending, high unemployment levels, or declining consumer or business confidence, along with continued volatility and disruption in the credit and capital markets, have and may continue to result in reduced demand for our products and therefore reduced sales and profitability.

Recognizing our increasingly deteriorating sales projections as the fourth quarter of 2008 progressed, we determined that we would likely not have been in compliance with our fourth quarter 2008 financial covenants in our senior secured credit facilities unless sales trends changed remarkably. As a result we negotiated amendments to our senior secured credit agreement. The amendments, which were effective in December 2008, cost the company $6.5 million to arrange, increased the interest rate margin applicable to funded loans, requires the Company to dedicate more of its available funds to service its debts and increases the level of commitment fees to be paid to our lenders.

As the capital and credit market crisis worsened during the fourth quarter of 2008, and in conjunction with the development of its 2009 business plan, the Company assessed the impact on its business of recent market developments, including the bankruptcy, restructuring or merging of certain financial companies. The Company’s assessments also included a review of its access to the capital and credit markets for its liquidity requirements, counterparty creditworthiness, and the value of investments in the Company’s employee defined benefit pension plans.

After we determined to seek the amendments to our credit facilities, economic conditions deteriorated further than we expected through the remainder of the fourth quarter of 2008 and into 2009. We saw this further deterioration primarily in our customers who sell to commercial consumers as they severely reduced their purchases from us in response to both their lower sales and further reduction to their inventory levels. In addition, a major customer for our Computer Products Group declared bankruptcy and ultimately went into liquidation.

Due to rapidly changing commodity prices, our U.S. office products business reversed its previously announced decision to raise prices in January, 2009. However, the Company will still need to sell through inventory purchased at higher costs in 2008, further depressing 2009 profitability. Foreign exchange rates are expected to adversely impact our operating results in 2009. For our international operations, the cost of products that are sourced from the Far East and paid for in US dollars are expected to increase. As a result, we have raised prices in some international markets to offset some of this impact but we may lose additional volume as a result of the price increases.

In response to these conditions, in early 2009 we further refined our 2009 business plan to incorporate a further reduction of our forecast 2009 sales and announced additional and extreme cost-cutting measures intended to benefit 2009 and to help mitigate the anticipated effect from lower sales volumes. These additional measures included additional reductions in force, broad-based salary reductions, the curtailment of Company 401(k) plan contributions and the freezing of pension plan benefits for U.S. based employees. The Company continues to consider further actions, although given the scope of its recent cost reduction initiatives, the Company may, in the short term, have little flexibility to further reduce costs in a material amount without significantly altering the scope of its business.

While preparing our revised 2009 business plan, we assessed future credit agreement covenant compliance and market uncertainties. The Company currently believes that it has taken sufficient measures to enable it to comply with its credit agreement covenants. However, our ability to realize our 2009 business plan and remain in compliance with our covenants is subject to a number of factors, including our ability to generate sufficient sales and to realize anticipated savings from our cost-cutting initiatives, and our assumed levels of adverse foreign exchange impact, as well as the continued availability of credit from our vendors. These factors in turn are subject in large part to continued global economic uncertainties. If the economic environments in which we operate were to deteriorate further than the negative trends we have already assumed in our 2009 business plan, or one of our major customers were to file for bankruptcy, this would have a material adverse effect on our ability to remain in covenant compliance. If we were not able to remain in covenant compliance, our lenders could elect to declare all amounts outstanding on our material debt instruments to be immediately due and payable. If the lenders accelerate the payment of the indebtedness, our assets would not be sufficient to repay in full the indebtedness and any other indebtedness that would become due as a result of any acceleration. Further, in such an event, our lenders would not be required to make further loans to us, and assuming similar facilities were not established, and that we were unable to obtain replacement financing, it would have a material adverse effect on our liquidity and results of operations. See “Risk Factors” for a more detailed discussion of certain of the factors that could adversely affect our business.

Off-Balance-Sheet Arrangements and Contractual Financial Obligations

We do not have any material off-balance-sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Our contractual obligations and related payments by period at December 31, 2008 were as follows:

(in millions of dollars)	Total	2009	2010-2011	2012-2013	Thereafter
Contractual obligations
Notes payable and long-term debt	$708.7	$64.5	$97.5	$246.2	$300.5
Interest on long-term debt(1)	235.3	49.5	87.5	60.1	38.2
Operating lease obligations	87.3	20.3	30.8	16.7	19.5
Purchase obligations(2)	26.0	20.1	4.7	1.2	—
Other long-term liabilities(3)	15.2	15.2	—	—	—

Total	$1,072.5	$169.6	$220.5	$324.2	$358.2

(1)	Interest expense calculated at December 31, 2008 rates for variable rate debt.

(2)	Purchase obligations primarily consist of contracts and non-cancelable purchase orders for raw materials and finished goods.

(3)	Obligations related to the other long-term liabilities consist of payments for the Company’s pension plans.

Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at December 31, 2008, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, $5.4 million of unrecognized tax benefits classified in “Postretirement and other liabilities” in the accompanying consolidated balance sheet as of December 31, 2008, have been excluded from the contractual obligations table above. See Note 6, Income Taxes in the Notes to Consolidated Financial Statements for a discussion on income taxes.

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

Revenue Recognition

In accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition,” we recognize revenue from product sales when earned, net of applicable provisions for discounts, returns and allowances. Criteria for recognition of revenue are whether title and risk of loss have passed to the customer, persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed or determinable and collectability is reasonably assured. We also provide for our estimate of potential bad debt at the time of revenue recognition.

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

Property, Plant and Equipment

Property, plant and equipment are carried at cost. Depreciation is provided, principally on a straight-line basis, over the estimated useful lives of the assets. Gains or losses resulting from dispositions are included in income. Betterments and renewals, which improve and extend the life of an asset, are capitalized; maintenance and repair costs are expensed. Purchased computer software is capitalized and amortized over the software’s useful life. Estimated useful lives of the related assets are as follows:

Buildings	40 to 50 years
Leasehold improvements	Lesser of lease term or 10 years
Machinery, equipment and furniture	3 to 10 years

Long-Lived Assets

In accordance with Statement of Financial Accounting Standards No. 144 (SFAS 144), “Accounting for the Impairment or Disposal of Long-lived Assets,” a long-lived asset (including amortizable identifiable intangibles) or asset group is tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. When such events occur, we compare the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group to the carrying amount of a long-lived asset or asset group. The cash flows are based on our best estimate at the time of future cash flow, derived from the most recent business projections. If this comparison indicates that there is an impairment, the amount of the impairment is calculated using a quoted market price, or if unavailable, using discounted expected future cash flows. The discount rate applied to these cash flows is based on our weighted average cost of capital, computed by selecting market rates at the valuation dates for debt and equity that are reflective of the risks associated with an investment in the Company’s industry as estimated by using comparable publicly traded companies.

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

Goodwill and Intangible Assets

We test goodwill for impairment at least annually, normally in the second quarter, and on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment has been incurred. If the carrying amount of the goodwill exceeds its fair value, an impairment loss is recognized. In applying a fair-value-based test, estimates are made of the expected future cash flows to be derived from each reporting unit. The resulting fair value determination is significantly impacted by estimates of future prices for our products, capital needs, economic trends and other factors.

During the fourth quarter of 2008, the Company experienced a sustained, significant decline in its stock price. As a result of the decline in stock price, the Company’s market capitalization fell below the recorded value of its consolidated net assets. In addition, during the fourth quarter of 2008, the Company continued to experience a significant decline in both its sales and operating income as well as a reduction in its future forecasted cash flows. Given these impairment indicators, the Company determined that its goodwill might be impaired.

Accordingly, as of the end of the fourth quarter of 2008, the Company performed an assessment of goodwill for impairment. As part of our process for performing the step one impairment test of goodwill, we estimated the fair value of all of our reporting units utilizing the income approach described above to derive an enterprise value of the Company. A key assumption in our fair value estimate is the weighted average cost of capital utilized for discounting our cash flow estimates in our income approach. We selected a weighted average cost of capital of 14.0 percent. We reconciled the enterprise value to our overall market capitalization which included an expected control premium based on comparable transactions. Based on the results of the Company’s assessment of goodwill for impairment, it was determined that the carrying values of the ACCO Brands Americas and ACCO Brands International reporting units exceeded their estimated fair values. Therefore, the Company performed the second step of the impairment test to determine the implied fair value of goodwill of the ACCO Brands Americas and ACCO Brands International reporting units. As a result of the impairment assessment, the Company concluded that the carrying value of goodwill in both the ACCO Brands Americas and ACCO Brands International reporting units exceeded its implied fair value and therefore we recorded a goodwill impairment charge of $197.3 million, of which $112.6 million is attributable to the ACCO Brands Americas reporting unit and $84.7 million attributable to the ACCO Brands International reporting unit. The Company determined that goodwill in its Computer Products Group segment was not impaired. If we were to increase the discount rate used in the discounted cash flow calculation by 1% there would be an additional impairment of goodwill of approximately $58 million. A decrease by 1% would result in $70 million less of goodwill being impaired.

As of the end of the fourth quarter of 2008, the Company also revalued its other indefinite-lived intangibles, consisting of its indefinite-lived trade names. The Company estimated the fair value of its trade names by performing discounted cash flow analyses based on the relief-from-royalty approach. This approach treats the trade name as if it were licensed by the Company rather than owned, and calculates its value based on the discounted cash flow of the projected license payments. A key assumption in our fair value estimate is the discount rate utilized. We selected a discount rate of 18.0 percent. The analysis resulted in an impairment charge of $51.7 million, of which $31.3 million was recorded in the ACCO Brands Americas segment, $17.6 million was recorded in the ACCO Brands International segment and $2.8 million was recorded in the Computer Products Group segment.

In addition, as a result of the impairment indicators described above, the Company reviewed certain of our long-lived tangible and amortizable intangible assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company determined that the forecasted undiscounted cash flows related to these asset groups were in excess of their carrying values, and therefore these assets were not impaired.

During the second and third quarters of 2008, as a result of reduced sales and operating profits in the Company’s former Commercial Laminating Solutions business segment, as well as reduced expected future cash flows, the Company recorded goodwill impairment charges of $36.5 million and $24.0 million, respectively. Of these charges, the Digital Print Finishing business recorded $14.1 million and $11.3 million in the second and third quarters of 2008, respectively. Collectively, $16.7 million of these charges were recorded in the ACCO Brands Americas segment and $8.7 million were recorded in the ACCO Brands International segment. The Commercial Print Finishing business, which has subsequently been reclassified as a discontinued operation, recorded goodwill impairment charges of $22.4 million and $12.7 million, in the second and third quarters of 2008, respectively. The financial results of the Commercial Print Finishing business, as well as the impairment charges related to this business have been classified within the caption “Discontinued Operations” for all periods.

During the fourth quarter of 2007, the Company recorded a goodwill impairment charge of $2.3 million pertaining to the Company’s Digital Print Finishing business, of which $1.6 million was recorded in the ACCO Brands Americas segment and $0.7 million was recorded in the ACCO Brands International segment. In addition, during the fourth quarter of 2007, as a result of reduced profitability due to increased competition from lower-cost importers of high-speed laminating films, increased raw material costs and adverse mix, the Company recorded a goodwill impairment charge of $32.8 million related to its Commercial Print Finishing business which is classified within Discontinued Operations.

Given the current economic environment and the uncertainties regarding the impact on our business, there can be no assurance that our estimates and assumptions made for purposes of our impairment testing as of December 31, 2008 will prove to be accurate predictions of the future. If our assumptions regarding forecasted revenue or margin growth rates of certain reporting units are not achieved, we may be required to record additional impairment charges in future periods, whether in connection with our next annual impairment testing in the second quarter of fiscal year 2009 or prior to that, if any such change constitutes a triggering event outside of the quarter from when the annual impairment test is performed. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

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

The discount rate assumptions used to determine the postretirement obligations of the benefit plans is based on a spot-rate yield curve that matches projected future benefit payments with the appropriate interest rate applicable to the timing of the projected future benefit payments. The assumed discount rates reflects market rates for high-quality corporate bonds currently available. The Company’s discount rates were determined by considering the average of pension yield curves constructed of a large population of high quality corporate bonds. The resulting discount rates reflect the matching of plan liability cash flows to the yield curves.

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

Pension expenses were $3.1 million, $10.2 million and $9.7 million, respectively, in the years ended December 31, 2008, 2007 and 2006. Post-retirement expenses were $0.3 million, $0.5 million and $0.4 million, respectively, in the years ended December 31, 2008, 2007 and 2006. In 2009, we expect pension expense of approximately $6.5 million and post-retirement expense of approximately $0.0 million. As discussed in Note 20, Subsequent Events, the Company’s Board of Directors approved amendments to freeze the U.S. pension plan effective March 7, 2009. No additional benefits will accrue under this plan after that date. This event will trigger a curtailment and remeasurement during the first quarter of 2009. Effective January 1, 2007 we modified the U.S. pension plan to include the former U.S.-based GBC employees as participants.

A 25-basis point change (0.25%) in our discount rate assumption would lead to an increase or decrease in our pension expense of approximately $1.1 million for 2009. A 25-basis point change (0.25%) in our long-term rate of return assumption would lead to an increase or decrease in pension expense of approximately $0.9 million for 2009.

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

Income Taxes

In accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” deferred tax liabilities or assets are established for temporary differences between financial and tax reporting bases and are subsequently adjusted to reflect changes in tax rates expected to be in effect when the temporary differences reverse. A valuation allowance is recorded to reduce deferred tax assets to an amount that is more likely than not to be realized. Facts and circumstances may change that cause the Company to revise the conclusions on its ability to realize certain net operating losses and other deferred tax attributes.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). The statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 for all financial assets and liabilities and any other assets and liabilities that are recognized or disclosed at fair value on a recurring basis. For nonfinancial assets and liabilities, SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2008. On January 1, 2008, the Company adopted SFAS 157 for financial assets and liabilities that are required to be measured at fair value and the adoption did not impact the Company’s consolidated financial statements. SFAS 157 is further discussed in Note 13, Fair Value of Financial Instruments. The Company is currently assessing the impact of SFAS 157 for nonfinancial assets and nonfinancial liabilities on its consolidated financial statements, except for those recognized or disclosed at fair value on a recurring basis.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. It also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The Statement does not: (a) affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value; (b) establish requirements for recognizing and measuring dividend income, interest income, or interest expense; or (c) eliminate disclosure requirements included in other accounting standards. The Statement is effective as of the beginning of the first fiscal year that begins after November 15, 2007. We have adopted SFAS 159 and have elected not to measure any other items at fair value. The Company has not determined whether or not it will elect this option for financial instruments it may acquire in the future.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (SFAS 141(R)), and Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (SFAS 160).

SFAS 141(R) significantly changes the accounting for business combinations. Under SFAS 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date at fair value with limited exceptions. SFAS 141(R) further changes the accounting treatment for specific items and includes a substantial number of new disclosure requirements. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009.

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

SFAS 160 is effective for our fiscal year beginning January 1, 2009. Early adoption of both SFAS 141(R) and SFAS 160 is prohibited. The Company is currently assessing the impact of SFAS 141(R) and SFAS 160 on its consolidated financial statements.

In March 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 expands the disclosure requirements for derivative instruments and hedging activities. This Statement requires entities to provide enhanced disclosures addressing the following: (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008. We are currently evaluating the disclosure implications of this Statement.

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

Foreign Exchange Risk Management

The Company enters into forward foreign currency and option contracts principally to hedge currency fluctuations in transactions (primarily anticipated inventory purchases and intercompany loans) denominated in foreign currencies, thereby limiting the risk that would otherwise result from changes in exchange rates. The majority of the Company’s exposure to local currency movements is in Europe, Australia, Japan and Canada. All of the existing foreign exchange contracts have maturity dates in 2009. Increases and decreases in the fair market values of the forward agreements are expected to be offset by gains/losses in recognized net underlying foreign currency transactions or loans. Selected information related to the Company’s foreign exchange contracts as of December 31, 2008 is as follows:

Foreign currency contracts as of December 31, 2008(1)

(dollars in millions, except exchange rate data)	Average Exchange Rate	Notional Amount	Fair Market Value	Gain (Loss)
Sell Euro/Buy GBP	1.22	$74.5	$62.5	$(12.0)
Sell Euro/Buy USD	1.42	56.3	57.0	0.7
Sell GBP/Buy Euro	0.85	46.4	53.2	6.8
Sell USD/Buy Euro	1.38	36.6	37.4	0.8
Sell Euro/Buy AUD	0.48	26.2	26.5	0.3
Sell Euro/Buy CHF	1.54	17.7	18.2	0.5
Sell USD/Buy CAD	0.81	16.1	16.3	0.2
Sell AUD/Buy USD	0.74	12.0	12.7	0.7
Sell GBP/Buy USD	1.80	11.0	13.8	2.8
Sell YEN/Buy USD	0.01	7.3	7.3	—
Sell CZK/Buy USD	0.05	6.8	6.6	(0.2)
Sell CAD/Buy USD	0.95	6.2	6.2	—
Sell NZD/Buy AUD	1.19	3.0	3.0	—
Other		5.2	5.0	(0.2)

Total		$325.3	$325.7	$0.4

(1)	GBP = United Kingdom pound sterling, AUD = Australian dollar, USD = U.S. dollar,
CAD = Canadian dollar, CHF = Swiss franc, CZK = Czech koruna, YEN = Japanese yen

Foreign currency contracts are sensitive to changes in exchange rates. At December 31, 2008, a 10% unfavorable exchange rate movement in our portfolio of foreign currency forward contracts would have increased our unrealized losses by $14.3 million. Consistent with the use of these contracts to neutralize the effect of exchange rate fluctuations, such unrealized losses or gains would be offset by corresponding gains or losses, respectively, in the remeasurement of the underlying transactions being hedged. When taken together, these forward contracts and the offsetting underlying commitments do not create material market risk.

The Company has hedged the net assets of certain of its foreign operations through a cross currency swap. The swap serves as a net investment hedge for accounting purposes. Any increase or decrease in the fair value of the swap is recorded as a component of accumulated other comprehensive income. The net after-tax income related to the net investment hedge instrument recorded in accumulated other comprehensive income totaled $15.9 million as of December 31, 2008.

Interest Rate Risk Management

As a result of our funding program for global activities, the Company has various debt obligations upon which interest is paid on the basis of fixed and floating rates. The amendments to the senior secured credit facility on December 15, 2008, introduced a floating rate calculated from the higher of a LIBOR floor of 3.25% or a base rate floor of 4.25%. Should current rates fall further, the Company does not benefit from these changes and does not suffer increases to its interest rates until rates exceed these floors. The Company also uses a cross-currency swap to manage its exposure to interest rate and currency movements. The table below provides information about our financial instruments that are sensitive to changes in interest rates, including debt obligations and the cross-currency swap. For debt obligations, the table presents significant principal cash flows and related weighted average interest rates by expected maturity dates using interest rates and interest rate spreads in effect as of December 31, 2008 under the Company’s credit facilities. For the cross-currency swap, the table presents notional amounts and weighted average interest rates by contractual maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contracts. Average Company and counterparty rates are based on implied forward rates in the yield curves at the reporting date. Significant interest rate sensitive instruments as of December 31, 2008, are presented below:

Debt Obligations

	Stated Maturity Date						Total	Fair Value
(in millions)	2009	2010	2011	2012	2013	Thereafter
Long term debt:
Fixed rate (U.S. dollars)	$—	$—	$—	$—	$—	$300.4	$300.4	$153.6
Average fixed interest rate	7.63%	7.63%	7.63%	7.63%	7.63%	7.63%	7.63%
Variable rate (U.S. dollars)	$—	$—	$55.6	$246.0	$—	$—	$301.6	$247.5
Variable rate (British pounds)	$12.5	$20.3	$—	$—	$—	$—	$32.8	$26.3
Variable rate (Euros)	$13.1	$21.3	$—	$—	$—	$—	$34.4	$27.6
Average variable interest rate(1)	7.11%	6.82%	7.75%	7.75%	—%	—%	7.28%
Short term debt(2):
Variable rate (U.S. dollars)	$38.6	$—	$—	$—	$—	$—	$38.6	$38.6
Average variable interest rate(1)	7.6%	—%	—%	—%	—%	—%	7.6%

(1)	Rates presented are as of December 31, 2008. Refer to Note 11, Long-term Debt and Short-term Borrowings in the Notes to Consolidated Financial Statements for a further discussion of interest rates on the Company’s debt.

(2)	Short-term debt includes $1.0 million of demand notes with an average interest rate of 3.5%. The Company intends to continue to borrow under these notes as needed.

Interest Rate Derivatives

	Stated Maturity Date											Total	Fair Value
(in millions)	2009		2010	2011		2012		2013		Thereafter
Cross-currency swap:
Company obligation		€—	€152.2		€—		€—		€—		€—	€152.2	$214.4
Counterparty obligation	$	(—)	$(185.0)	$	(—)	$	(—)	$	(—)	$	(—)	$(185.0)	$(185.0)
Average Company pay rate		2.4%	2.7%		NA		NA		NA		NA
Average counterparty pay rate		1.1%	1.6%		NA		NA		NA		NA

Refer to Note 2, Significant Accounting Policies and Note 12, Financial Instruments in the Notes to Consolidated Financial Statements for additional disclosures about the Company’s foreign exchange and financial instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of ACCO Brands Corporation

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of ACCO Brands Corporation and its subsidiaries (“the Company”) at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 8. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Notes 4 and 6 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions as of January 1, 2007 and the manner in which it accounts for pension and postretirement benefits in 2006.

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

March 2, 2009

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of ACCO Brands Corporation and its subsidiaries is responsible for establishing and maintaining adequate internal controls over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed and effected by the Company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2008.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report that appears herein.

/s/ ROBERT J. KELLER	/s/ NEAL V. FENWICK
Robert J. Keller	Neal V. Fenwick
Chairman of the Board and	Executive Vice President and
Chief Executive Officer	Chief Financial Officer
(principal executive officer)	(principal financial officer)
March 2, 2009	March 2, 2009

ACCO Brands Corporation and Subsidiaries

Consolidated Balance Sheets

(in millions of dollars, except share data)	December 31, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$18.1	$42.3
Accounts receivable less allowances for discounts, doubtful accounts and returns; $23.1 and $28.8 for 2008 and 2007, respectively	274.8	390.3
Inventories, net	266.5	283.1
Deferred income taxes	33.0	35.0
Other current assets	39.1	28.5
Assets of discontinued operations held for sale	33.2	42.7

Total current assets	664.7	821.9
Property, plant and equipment, net	194.8	217.6
Deferred income taxes	81.7	91.5
Goodwill	139.5	380.4
Identifiable intangibles, net of accumulated amortization of $81.5 and $85.2 for 2008 and 2007, respectively	149.9	218.3
Prepaid pension	0.6	36.6
Other assets	49.4	64.0
Assets of discontinued operations held for sale	1.6	68.2

Total assets	$1,282.2	$1,898.5

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable to banks	$38.6	$6.4
Current portion of long-term debt	25.9	0.4
Accounts payable	143.8	190.1
Accrued compensation	21.5	31.4
Accrued customer program liabilities	86.8	118.0
Other current liabilities	132.1	127.6
Liabilities of discontinued operations held for sale	15.1	24.3

Total current liabilities	463.8	498.2
Long-term debt	644.2	768.5
Deferred income taxes	42.8	103.3
Pension and post retirement benefit obligations	88.7	31.2
Other non-current liabilities	44.2	56.0
Liabilities of discontinued operations held for sale	1.9	3.0

Total liabilities	1,285.6	1,460.2

Commitments and Contingencies—Note 16
Stockholders’ equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 54,382,762 and 54,147,897 shares issued and 54,335,506 and 54,100,711 outstanding at December 31, 2008 and 2007, respectively	0.6	0.6
Treasury stock, 47,256 and 47,186 shares at December 31, 2008 and 2007, respectively	(1.1)	(1.1)
Paid-in capital	1,394.8	1,388.9
Accumulated other comprehensive loss	(117.5)	(9.2)
Accumulated deficit	(1,280.2)	(940.9)

Total stockholders’ equity	(3.4)	438.3

Total liabilities and stockholders’ equity	$1,282.2	$1,898.5

See notes to consolidated financial statements.

ACCO Brands Corporation and Subsidiaries

Consolidated Statements of Operations

	Year Ended December 31,
(in millions of dollars, except per share data)	2008	2007	2006
Net sales	$1,578.2	$1,834.8	$1,847.0
Operating costs and expenses:
Cost of products sold	1,094.4	1,262.3	1,305.2
Advertising, selling, general and administrative expenses	379.0	433.5	432.0
Amortization of intangibles	7.7	7.9	8.4
Restructuring charges	28.8	21.0	44.1
Goodwill and asset impairment charges	274.4	2.3	—

Total operating costs and expenses	1,784.3	1,727.0	1,789.7

Operating income (loss)	(206.1)	107.8	57.3
Non-operating expense (income)
Interest expense, net	63.7	64.1	61.1
Equity in (earnings) of joint ventures	(6.5)	(6.8)	(3.9)
Other income, net	(17.3)	(0.7)	—

Income (loss) from continuing operations before income taxes and minority interest	(246.0)	51.2	0.1
Income tax expense (benefit)	16.9	16.6	(2.2)
Minority interest	0.1	0.6	0.2

Income (loss) from continuing operations	(263.0)	34.0	2.1
Income (loss) from discontinued operations, net of income taxes	(76.2)	(34.9)	5.1

Net income (loss)	$(339.2)	$(0.9)	$7.2

Per Share:
Basic earnings (loss) per share:
Income (loss) from continuing operations	$(4.85)	$0.63	$0.04
Income (loss) from discontinued operations	(1.41)	(0.65)	0.10

Basic earnings (loss) per share	$(6.26)	$(0.02)	$0.13

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$(4.85)	$0.62	$0.04
Income (loss) from discontinued operations	(1.41)	(0.63)	0.09

Diluted earnings (loss) per share	$(6.26)	$(0.02)	$0.13

Weighted average number of shares outstanding:
Basic	54.2	54.0	53.4
Diluted	54.2	55.0	54.3

See notes to consolidated financial statements.

ACCO Brands Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31,
(in millions of dollars)	2008	2007	2006
Operating activities
Net income (loss) from continuing operations	$(263.0)	$34.0	$2.1
Net income (loss) from discontinued operations	(76.2)	(34.9)	5.1
Restructuring, impairment and other non-cash charges	2.3	1.3	20.1
(Gain) loss on sale of assets	(6.0)	1.2	(0.2)
Depreciation	33.9	34.1	39.9
Non-cash charge for goodwill and asset impairment	359.2	35.1	—
Amortization of debt issuance costs	5.9	4.4	4.8
Amortization of intangibles	8.9	10.4	11.1
Stock based compensation	5.5	11.4	18.6
Gain on bond redemption	(19.0)	—	—
Deferred income tax benefit	(26.9)	(13.3)	(20.9)
Changes in balance sheet items:
Accounts receivable	80.8	21.9	23.7
Inventories	(8.4)	(15.6)	(10.0)
Other assets	1.5	2.7	2.0
Accounts payable	(36.9)	8.9	29.2
Accrued expenses and other liabilities	(36.8)	(27.3)	(2.9)
Accrued taxes	9.5	12.4	0.3
Other operating activities, net	2.9	(5.5)	(2.0)

Net cash provided by operating activities	37.2	81.2	120.9
Investing activities
Additions to property, plant and equipment	(43.5)	(59.1)	(33.1)
Proceeds from the disposition of assets	24.8	3.9	9.6
Other investing activities	—	—	2.1

Net cash used by investing activities	(18.7)	(55.2)	(21.4)
Financing activities
Repayments of long-term debt	(63.1)	(40.5)	(155.1)
Borrowings (repayments) of short-term debt, net	32.0	0.8	(2.6)
Cost of debt amendments	(6.9)	—	(0.3)
Proceeds from the exercise of stock options	0.3	4.3	13.0

Net cash used by financing activities	(37.7)	(35.4)	(145.0)
Effect of foreign exchange rate changes on cash	(5.0)	1.7	4.4

Net decrease in cash and cash equivalents	(24.2)	(7.7)	(41.1)
Cash and cash equivalents
Beginning of year	42.3	50.0	91.1

End of period	$18.1	$42.3	$50.0

Cash paid during the year for:
Interest	$58.9	$60.3	$64.8
Income tax	$22.2	$17.4	$19.2

See notes to consolidated financial statements.

ACCO Brands Corporation and Subsidiaries

Consolidated Statement of Stockholders’ Equity and Comprehensive Income

(in millions of dollars)	Common Stock	Paid-in Capital	Unearned Compensation	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Accumulated Deficit	Total	Comprehensive Income

Balance at December 31, 2005	$0.5	$1,350.3	$(5.2)	$11.0	$(1.1)	$(947.2)	$408.3
Net income	—	—	—	—	—	7.2	7.2	$7.2
Loss on derivative financial instruments	—	—	—	(2.7)	—	—	(2.7)	(2.7)
Translation impact	—	—	—	(4.4)	—	—	(4.4)	(4.4)

Total comprehensive income								$0.1

Adjustment to initially apply FASB Statement No. 158, net of tax	—	—	—	(54.0)	—	—	(54.0)
Stock issuances—stock options and restricted stock units	0.1	12.9	—	—	—	—	13.0
Adjustment to initially adopt FASB Statement No. 123 (R)	—	(5.2)	5.2	—	—	—	—
Stock-based compensation	—	18.6	—	—	—	—	18.6
Other	—	(2.0)	—	—	—	—	(2.0)

Balance at December 31, 2006	0.6	1,374.6	—	(50.1)	(1.1)	(940.0)	384.0
Net loss	—	—	—	—	—	(0.9)	(0.9)	$(0.9)
Loss on derivative financial instruments	—	—	—	(2.2)	—	—	(2.2)	(2.2)
Translation impact	—	—	—	16.2	—	—	16.2	16.2
Pension and postretirement adjustment, net of tax	—	—	—	26.9	—	—	26.9	26.9

Total comprehensive income								$40.0

Stock issuances—stock options and restricted stock units	—	4.3	—	—	—	—	4.3
Stock-based compensation	—	11.4	—	—	—	—	11.4

Other	—	(1.4)	—	—	—	—	(1.4)

Balance at December 31, 2007	0.6	1,388.9	—	(9.2)	(1.1)	(940.9)	438.3
Net loss	—	—	—	—	—	(339.2)	(339.2)	$(339.2)
Income on derivative financial instruments	—	—	—	3.9	—	—	3.9	3.9
Translation impact	—	—	—	(59.3)	—	—	(59.3)	(59.3)
Pension and postretirement adjustment, net of tax	—	—	—	(52.9)	—	(0.1)	(53.0)	(53.0)

Total comprehensive loss								$(447.6)

Stock issuances—stock options and restricted stock units	—	0.3	—	—	—	—	0.3
Stock-based compensation	—	5.5	—	—	—	—	5.5
Other	—	0.1	—	—	—	—	.01

Balance at December 31, 2008	$0.6	$1,394.8	$—	$(117.5)	$(1.1)	$(1,280.2)	$(3.4)

Shares of Capital Stock

	Common Stock	Treasury Stock	Net Shares
Shares at December 31, 2005	52,873,189	(44,464)	52,828,725
Stock issuances—stock options and restricted stock units	942,796	—	942,796

Shares at December 31, 2006	53,815,985	(44,464)	53,771,521
Stock issuances—stock options and restricted stock units	331,912	(2,722)	329,190

Shares at December 31, 2007	54,147,897	(47,186)	54,100,711

Stock issuances—stock options and restricted stock units	234,865	(70)	234,795

Shares at December 31, 2008	54,382,762	(47,256)	54,335,506

See notes to consolidated financial statements.

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements

1. Basis of Presentation

The management of ACCO Brands Corporation is responsible for the accuracy and internal consistency of the preparation of the consolidated financial statements and footnotes contained in this annual report.

The consolidated financial statements include the accounts of ACCO Brands Corporation and its domestic and international subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. Our investments in companies which are between 20% to 50% owned are accounted for as equity investments. ACCO Brands has equity investments in the following joint ventures: Pelikan-Artline Pty Ltd (“Pelikan-Artline”)—50% ownership; and Neschen/GBC Graphic Films (“Neschen”)—50% ownership. The Company’s share of earnings from equity investments is included on the line entitled “Equity in earnings of joint ventures” in the consolidated statements of operations. Companies in which our investment exceeds 50% have been consolidated.

On January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. As a result of the implementation of FIN 48, the Company did not recognize an increase or decrease in the liability for unrecognized tax benefits.

Effective in the fourth quarter of 2008, the Company realigned and reclassified certain businesses, resulting in a change in the Company’s reportable segments. Prior year amounts included herein have been restated to conform to the current year presentation. In addition, during the fourth quarter of 2008, the Company’s Board of Directors authorized management to sell its Commercial Print Finishing business, formerly part of the Commercial Laminating Solutions Group segment. The Commercial Print Finishing business has been reclassified and separately stated as a discontinued operation for all periods presented in this Annual Report on Form 10-K.

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

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

2. Significant Accounting Policies (Continued)

Allowances for Doubtful Accounts, Discounts and Returns

Trade receivables are stated net of discounts, allowances for doubtful accounts and allowance for returns. The allowance for doubtful accounts represents estimated uncollectible receivables associated with potential customer non-payment on contractual obligations, usually due to customers’ potential insolvency. The allowances include amounts for certain customers where a risk of non-payment has been specifically identified. In addition, the allowances include a provision for customer non-payment on a general formula basis when it is determined the risk of some non-payment is probable and estimable, but cannot yet be associated with specific customers. The assessment of the likelihood of customer non-payment is based on various factors, including the length of time the receivables are past due, historical experience and existing economic conditions.

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

Property, Plant and Equipment

Property, plant and equipment are carried at cost. Depreciation is provided, principally on a straight-line basis, over the estimated useful lives of the assets. Gains or losses resulting from dispositions are included in operating income. Betterments and renewals that improve and extend the life of an asset are capitalized; maintenance and repair costs are expensed. Purchased computer software is capitalized and amortized over the software’s useful life. The following table shows estimated useful lives of property, plant and equipment:

Buildings	40 to 50 years
Leasehold improvements	Lesser of lease term or 10 years
Machinery, equipment and furniture	3 to 10 years

Long-Lived Assets

In accordance with Statement of Financial Accounting Standards No. 144 (SFAS 144), “Accounting for the Impairment or Disposal of Long-Lived Assets,” a long-lived asset (including amortizable identifiable intangibles) or asset group is tested for recoverability wherever events or changes in circumstances indicate that its carrying amounts may not be recoverable. When such events occur, the Company compares the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group to the carrying amount of a long-lived asset or asset group. If this comparison indicates that there is an impairment, the amount of the impairment is typically calculated using discounted expected future cash flows. The discount rate

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

2. Significant Accounting Policies (Continued)

applied to these cash flows is based on the Company’s weighted average cost of capital, computed by selecting market rates at the valuation dates for debt and equity that are reflective of the risks associated with an investment in the Company’s industry as estimated by using comparable publicly traded companies.

Indefinite-Lived Intangibles

Intangible assets are comprised primarily of indefinite-lived intangible assets acquired and purchased intangible assets arising from the application of purchase accounting to the merger with GBC. Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142) requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. Indefinite-lived intangible assets are not amortized, but are required to be evaluated annually to determine whether the indefinite useful life is appropriate. In accordance with SFAS 142, indefinite-lived intangibles are tested for impairment on an annual basis and written down where impaired. Certain of the Company’s trade names have been assigned an indefinite life as these trade names are currently anticipated to contribute cash flows to the Company indefinitely.

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

Goodwill

Goodwill has been recorded on the Company’s balance sheet related to the merger with GBC and represents the excess of the cost of the acquisition when compared to the fair value of the net assets acquired on August 17, 2005 (the acquisition date). The company tests goodwill for impairment at least annually, normally in the second quarter and on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. Recoverability of goodwill is evaluated using a two-step process. In the first step, the fair value of a reporting unit is compared to its carrying value. If the fair value of a reporting unit exceeds the carrying value of the net assets assigned to a reporting unit, goodwill is considered not impaired and no further testing is required. If the carrying value of the net assets assigned to a reporting unit exceeds the fair value of a reporting unit, the second step of the impairment test is performed in order to determine the implied fair value of a reporting unit’s goodwill. Determining the implied fair value of goodwill requires valuation of a reporting unit’s tangible and intangible assets and liabilities in a manner similar to the allocation of purchase price in a business combination. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, goodwill is deemed impaired and is written down to the extent of the difference. Similar to the review for impairment of other long-lived assets, the resulting fair value determination is significantly impacted by estimates of future sales for the Company’s products, capital needs, economic trends and other factors.

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

2. Significant Accounting Policies (Continued)

Employee Benefit Plans

The Company and its subsidiaries provide a range of benefits to their employees and retired employees, including pension, postretirement, post-employment and health care benefits. The Company records annual amounts relating to these plans based on calculations, which include various actuarial assumptions, including discount rates, assumed rates of return on plan assets, compensation increases, turnover rates and health care cost trend rates. The Company reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when it is deemed appropriate to do so. The effect of the modifications are generally recorded and amortized over future periods.

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

Advertising Costs

Advertising costs amounted to $156.2 million, $149.2 million and $108.5 million for the years ended December 31, 2008, 2007 and 2006, respectively. These costs include, but are not limited to, cooperative advertising and promotional allowances as described in “Customer Program Costs” above, and are principally expensed as incurred.

The Company capitalizes certain direct-response advertising costs which are primarily from catalogs and reminder mailings sent to customers. Such costs are generally amortized in proportion to when related revenues are recognized, usually no longer than three months. In addition, direct response advertising includes mailings to acquire new customers, and this cost is amortized over the periods that benefits are realized. Direct response advertising amortization of $7.4 million, $7.5 million and $8.3 million was recorded in the years ended December 31, 2008, 2007 and 2006, respectively, and is included in the above amounts. At December 31, 2008 and 2007 there were $1.0 million and $1.7 million, respectively, of unamortized direct response advertising costs included in other current assets.

Research and Development

Research and development expenses, which amounted to $22.3 million, $28.0 million and $18.7 million for the years ended December 31, 2008, 2007 and 2006, respectively, are classified as general and administrative expenses and are charged to expense as incurred.

Stock-Based Compensation

Our primary types of share-based compensation consist of stock options, restricted stock unit awards, and performance stock unit awards. We account for stock-based compensation in accordance with the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised), “Share-Based Payment” ((SFAS 123(R)). Pursuant to SFAS 123(R), stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period. Where awards are made with non-substantive vesting periods (for example, where a portion of the award vests upon retirement eligibility), we estimate and recognize expense based on the period from the grant date to the date on which the employee is retirement eligible.

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

Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 expands the disclosure requirements for derivative instruments and hedging activities. This Statement requires entities to provide enhanced disclosures addressing the following: (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008. We are currently evaluating the disclosure implications of this Statement.

SFAS 141(R) significantly changes the accounting for business combinations. Under SFAS 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date at fair value with limited exceptions. SFAS 141(R) further changes the accounting treatment for specific items and includes a substantial number of new disclosure requirements. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009.

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

SFAS 160 is effective for our fiscal year beginning January 1, 2009. Early adoption of both SFAS 141(R) and SFAS 160 is prohibited. The Company is currently assessing the impact of SFAS 141(R) and SFAS 160 on its consolidated financial statements.

Recently Adopted Accounting Principles

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). The Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 for all financial assets and liabilities and any other assets and liabilities that are recognized or disclosed at fair value on a recurring basis. For nonfinancial assets and liabilities, except for those recognized or disclosed at fair value on a recurring basis, SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2008. On January 1, 2008, the Company adopted SFAS 157 for financial assets and liabilities that are required to be measured at fair value and the adoption did not impact the Company’s consolidated financial statements. SFAS 157 is discussed further in Note 12, Fair Value of Financial Instruments. The Company is currently assessing the impact of SFAS 157 for nonfinancial assets and nonfinancial liabilities on its consolidated financial statements, except for those recognized or disclosed at fair value on a recurring basis.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). This Statement permits entities to choose to measure eligible financial assets and liabilities at fair value at specified election dates. It also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We have adopted SFAS 159 and have elected not to measure any other items at fair value. The Company has not determined whether or not it will elect this option for financial instruments it may acquire in the future.

On January 1, 2008, we adopted the measurement date (the date at which plan assets and the benefit obligation are measured) provisions of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (SFAS 158). Under SFAS 158, the measurement date is required to be the Company’s fiscal year-end. Our international plans previously used a September 30 measurement date. The adoption of the measurement date provisions of SFAS 158 did not have a material impact on the Company’s consolidated financial statements.

3. Stock-Based Compensation

The Company has two share-based compensation plans: (i) the Amended and Restated ACCO Brands Corporation 2005 Incentive Plan (“Restated LTIP”); and (ii) Sub-Plan A of the Assumed Plan (“Sub-Plan A”).

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

3. Stock-Based Compensation (Continued)

Restated LTIP—Under the terms of the Restated LTIP, the number of shares of the Company’s common stock reserved for issuance in respect of stock-based awards to its key employees and non-employee directors is 4,578,000.

Sub-Plan A—As part of the acquisition and merger with GBC, options and restricted stock units held by former GBC employees were converted to similar instruments in ACCO Brands stock on a one-for-one basis at the time of the merger. Restricted stock units that had been previously awarded to GBC employees that did not convert to the right to receive common stock of the Company upon completion of the merger in accordance with the terms of such awards were converted to similar ACCO Brands restricted stock units on a one-for-one basis. The converted options and restricted stock units are now subject to the terms of Sub-Plan A. Options under Sub-Plan A had exercise prices equal to fair market values at dates of grant. Options generally were not exercisable prior to one year or more than ten years from the date of grant. Options issued since February, 2001 generally vested one-fourth each year over a four-year period, subject, generally, to acceleration of vesting upon a change-in-control. The options converted upon the merger that remain subject to Sub-Plan A generally accelerated and vested upon completion of the merger. Restricted stock units that converted to restricted stock units under Sub-Plan A vest three years from the date of their original grant. No additional awards may be made under Sub-Plan A.

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

The following table summarizes the impact of all stock-based compensation from continuing operations on the Company’s consolidated financial statements for the years ended December 31, 2008, 2007 and 2006.

(in millions of dollars, except earnings per share)	2008	2007	2006
Advertising, selling, general and administrative expense	$5.3	$11.1	$18.2
Restructuring charges	0.1	—	—

Income from continuing operations before income taxes	$5.4	$11.1	$18.2
Income tax expense	$1.7	$4.3	$6.8
Net income	$3.7	$6.8	$11.4
Diluted earnings per share	$0.07	$0.12	$0.21

There was no capitalization of stock based compensation expense.

Stock-based compensation by award type (including stock options, restricted stock units (“RSUs”) and performance stock units (“PSUs”)) for the years ended December 31, 2008, 2007 and 2006 are as follows:

(in millions of dollars)	2008	2007	2006
Stock option compensation expense	$3.8	$6.3	$13.2
RSU compensation expense	4.0	4.0	2.7
PSU compensation expense (income)	(2.3)	1.1	2.7

Subtotal	5.5	11.4	18.6
Less discontinued operations	0.1	0.3	0.4

Total stock-based compensation from continuing operations	$5.4	$11.1	$18.2

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

3. Stock-Based Compensation (Continued)

Stock Options

The exercise price of each stock option equals or exceeds the market price of the Company’s stock on the date of grant. Options can generally be exercised over a maximum term of up to 10 years. The vesting period of stock options outstanding as of December 31, 2008 generally vest ratably over three years. For options granted to retirement eligible employees (age 55 with at least 5 years of service) the value of the stock option is recognized immediately on the date of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model using the weighted average assumptions as outlined in the following table:

	Year Ended December 31,
	2008	2007	2006
Weighted average expected lives	4.7 years	4.5 years	4.5 years
Weighted average risk-free interest rate	2.3%	4.4%	3.5%
Weighted average expected volatility	34.6%	32.6%	35.0%
Expected dividend yield	0.0%	0.0%	0.0%
Weighted average grant date fair value	$3.57	$7.46	$8.05

The Company has utilized historical volatility for a pool of peer companies for a period of time that is comparable to the expected life of the option to determine volatility assumptions. The risk-free interest rate assumption is based upon the average daily closing rates during the quarter for U.S. treasury notes that have a life which approximates the expected life of the option. The dividend yield assumption is based on the Company’s expectation of dividend payouts. The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding. The weighted average expected lives reflects the application of the simplified method set out in SAB No. 107. Management is not able to estimate the probability of actual results differing from expected results, but believes our assumptions are appropriate, based upon the requirements of SFAS No. 123(R), the guidance included in SAB No. 107, and our historical and expected future experience.

A summary of the changes in stock options outstanding under the Company’s option plans during the year ended December 31, 2008 is presented below:

	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2007	4,509,701	$18.63
Granted	588,895	$11.98
Exercised	(21,488)	$9.20
Lapsed	(576,269)	$18.00

Outstanding at December 31, 2008	4,500,839	$17.89	4.9 years	$0.1 million
Exercisable shares at December 31, 2008	3,860,409	$18.59	4.7 years	—
Options vested or expected to vest	4,451,108	$17.92	4.9 years	$0.1 million

The Company received cash of $0.3 million, $4.3 million and $13.0 million from the exercise of stock options for the years ended December 31, 2008, 2007 and 2006, respectively. The aggregate intrinsic values of the options exercised during the years ended December 31, 2008, 2007 and 2006, respectively, totaled $0.1 million, $2.7 million and $9.5 million, respectively and the fair value of options vested was $6.0 million,

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

3. Stock-Based Compensation (Continued)

$9.4 million and $14.5 million, respectively. As of December 31, 2008, the Company had $1.6 million of total unrecognized compensation expense related to stock option plans that will be recognized over a weighted average period of 1.0 years.

Stock Unit Awards

The Restated LTIP provides for stock based awards in the form of RSUs, PSUs, incentive and non-qualified stock options, and stock appreciation rights, any of which may be granted alone or with other types of awards and dividend equivalents. RSUs vest over a pre-determined period of time, generally three to four years from the date of grant. PSUs also vest over a pre-determined period of time, presently three years, but are further subject to the achievement of certain business performance criteria in future periods. Based upon the level of achieved performance, the number of shares actually awarded can vary from 0% to 150% of the original grant. Beginning in 2007, the value of the PSU’s granted to retirement eligible employees is either recognized immediately upon the date of grant or through the date at which the employee reaches retirement eligibility.

There were 738,714 RSUs outstanding at December 31, 2008. All outstanding RSUs as of December 31, 2008 vest within four years of the date of grant. Also outstanding at December 31, 2008 were 978,708 PSUs. All outstanding PSUs as of December 31, 2008 vest at the end of their respective performance periods subject to achievement of the performance targets associated with such awards. Upon vesting, all of these awards will be converted into the right to receive one share of common stock of the Company for each unit that vests. The cost of these awards is determined using the fair value of the shares on the date of grant, and compensation expense is recognized over the period during which the employees provide the requisite service to the Company. The Company generally recognizes compensation expense for its PSU awards ratably over the performance period based on management’s judgment of the likelihood that performance measures will be attained. During 2008, management determined that performance measures related to all of its outstanding PSUs were no longer attainable. As a result, during 2008, the Company reversed $2.3 million of previously recognized compensation expense. As of December 31, 2008, the Company had no outstanding PSU awards accrued. During the fourth quarter of 2008, the Company recognized approximately $1.0 million of compensation expense for PSU awards related to the Company’s former CEO. A summary of the changes in the stock unit awards outstanding under the Company’s equity compensation plans during 2008 is presented below:

	Stock Units	Weighted Average Grant Date Fair Value
Unvested at December 31, 2007	1,187,450	$22.02
Granted	996,364	$12.29
Vested	(325,380)	$19.10
Forfeited	(244,020)	$16.37

Unvested at December 31, 2008	1,614,414	$14.84

The weighted-average grant date fair value of our stock unit awards was $12.29, $21.85, and $22.84 for the years ended December 31, 2008, 2007, and 2006, respectively. The weighted-average fair value of stock unit awards that vested during the years ended December 31, 2008, 2007 and 2006 was $6.2 million, $1.2 million and $0.4 million, respectively. As of December 31, 2008, the Company had $5.4 million of total unrecognized compensation expense related to stock unit awards, which will be recognized over the weighted average period of

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

3. Stock-Based Compensation (Continued)

1.5 years. The Company will satisfy the requirement for delivering the common shares for stock-based plans by issuing new shares.

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

The Company adopted Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (SFAS 158) effective December 31, 2006. SFAS 158 requires companies to (a) fully recognize, as an asset or liability, the overfunded or underfunded status of defined pension and other postretirement benefit plans; (b) recognize changes in the funded status through other comprehensive income in the year in which the changes occur; (c) measure the funded status of defined pension and other postretirement benefit plans as of the date of the company’s fiscal year end; and (d) provide enhanced disclosures. The adoption of SFAS 158 resulted in the following impacts: a reduction of $77.8 million in prepaid pension costs, an increase in current liabilities of $1.8 million, a reduction of $1.0 million in accrued pension and postretirement liabilities, and a charge of $78.6 million ($54.0 million after-tax) to accumulated other comprehensive loss.

On January 1, 2008, the Company adopted the measurement date (the date at which plan assets and the benefit obligation are measured) provisions of SFAS 158. Under SFAS 158, the measurement date is required to be the Company’s fiscal year-end. Our international plans previously used a September 30 measurement date. The adoption of the measurement date provisions of SFAS 158 did not have a material impact on the Company’s consolidated financial statements.

Due to workforce reductions in the U.S. during 2008, the Company’s projected benefit obligation was reduced by $1.6 million resulting from a curtailment gain. The curtailment gain had minimal impact on 2008 pension expense.

During 2007, as a result of workforce reductions in the U.S., the Company experienced a pension curtailment. As of the date of curtailment, the Company remeasured its pension plan expense and pension plan obligation. The impact of the curtailment reduced the Company’s projected benefit obligation by $0.3 million. The remeasurement resulted in a reduction of full year 2007 pension expense of approximately $1.9 million.

As discussed in Note 20, Subsequent Events, on January 20, 2009, the Company’s Board of Directors approved an amendment to temporarily freeze the Company’s U.S. pension and non-qualified supplemental retirement plans effective March 7, 2009. No additional benefits will accrue under this plan after that date until further action by the Board of Directors. This event will trigger a curtailment and remeasurement during the first quarter of 2009.

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

4. Pension and Other Retiree Benefits (Continued)

The following table sets forth the Company’s defined benefit pension plans and other postretirement benefit plans funded status and the amounts recognized in the Company’s consolidated balance sheet.

	Pension Benefits				Postretirement
	U.S.		International
(in millions of dollars)	2008	2007	2008	2007	2008	2007
Change in projected benefit obligation (PBO)
Projected benefit obligation at beginning of year	$139.2	$146.8	$302.7	$300.4	$16.7	$18.0
Service cost	4.7	7.4	3.9	5.7	0.2	0.3
Interest cost	8.9	8.6	16.2	15.5	1.0	1.0
Actuarial (gain) loss	7.5	(16.1)	(40.1)	(14.8)	(2.5)	(1.7)
Participants’ contributions	—	—	2.2	1.8	0.2	0.2
Foreign exchange rate changes	—	—	(69.1)	7.5	(1.7)	0.1
Benefits paid	(7.5)	(7.2)	(16.2)	(13.5)	(1.1)	(1.2)
Curtailment gain	(1.5)	(0.3)	(0.9)	—	—	—
Other items	0.1	—	4.7	0.1	0.1	—

Projected benefit obligation at end of year	151.4	139.2	203.4	302.7	12.9	16.7

Change in plan assets
Fair value of plan assets at beginning of year	142.6	141.9	320.0	295.9	—	—
Actual return on plan assets	(47.8)	7.7	(55.4)	23.4	—	—
Employer contributions	0.1	0.2	5.6	6.0	1.0	1.0
Participants’ contributions	—	—	2.2	1.8	0.2	0.2
Foreign exchange rate changes	—	—	(70.6)	6.4	—	—
Other	—	—	4.6	—	(0.1)	—
Benefits paid	(7.5)	(7.2)	(16.2)	(13.5)	(1.1)	(1.2)

Fair value of plan assets at end of year	87.4	142.6	190.2	320.0	—	—

Funded status (Fair value of plan assets less PBO)	$(64.0)	$3.4	$(13.2)	$17.3	$(12.9)	$(16.7)

Amounts recognized in the consolidated balance sheet consist of:
Prepaid pension benefit	$—	$6.2	$0.6	$30.9	$—	$—
Other current liabilities	0.2	0.1	0.6	0.6	1.2	1.2
Accrued benefit liability	63.8	2.7	13.2	13.0	11.7	15.5
Components of Accumulated Other Comprehensive Income, net of tax:
Unrecognized prior service cost (benefit)	(0.1)	(0.2)	0.7	1.0	(0.1)	(0.1)
Unrecognized actuarial (gain) loss	49.3	9.0	30.9	20.8	(4.5)	(3.4)

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

4. Pension and Other Retiree Benefits (Continued)

Of the amounts included within accumulated other comprehensive income, the Company expects to recognize the following pre-tax amounts as components of net periodic benefit cost during 2009:

	December 31, 2008
	Pension Benefits
(in millions of dollars)	U.S.	International	Postretirement
Prior service cost (benefit)	$(0.1)	$0.2	$—
Actuarial (gain) loss	1.4	3.1	(0.9)

	$1.3	$3.3	$(0.9)

The accumulated benefit obligation for all defined benefit pension plans was $339.0 million and $411.6 million at December 31, 2008 and 2007, respectively.

The following table sets out information for pension plans with an accumulated benefit obligation in excess of plan assets:

	U.S.		International
	2008	2007	2008	2007
(in millions of dollars)
Projected benefit obligation	$151.4	$2.8	$32.0	$10.2
Accumulated benefit obligation	141.5	2.2	29.0	9.9
Fair value of plan assets	87.4	—	18.2	—

The following table sets out the components of net periodic benefit cost:

	Pension Benefits						Postretirement
	U.S.			International
(in millions of dollars)	2008	2007	2006	2008	2007	2006	2008	2007	2006
Service cost	$4.7	$7.4	$6.3	$3.9	$5.7	$4.8	$0.2	$0.3	$0.3
Interest cost	8.9	8.6	7.9	16.2	15.5	12.8	1.0	1.0	0.9
Expected return on plan assets	(11.5)	(11.4)	(11.1)	(19.8)	(19.9)	(16.2)	—	—	—
Amortization of prior service cost (credit)	(0.1)	(0.1)	(0.1)	0.2	0.5	1.3	—	—	—
Amortization of net loss (gain)	—	0.8	1.4	0.5	3.1	2.6	(0.9)	(0.8)	(0.8)
Curtailment	(0.1)	—	—	(0.2)	—	—	—	—	—

Net periodic benefit cost (income)	$2.1	$5.3	$4.4	$0.8	$4.9	$5.3	$0.3	$0.5	$0.4

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

4. Pension and Other Retiree Benefits (Continued)

Other changes in plan assets and benefit obligations that were recognized in other comprehensive income during the year ended December 31, 2008 and 2007 were as follows:

	Pension Benefits				Postretirement
	U.S.		International
(in millions of dollars)	2008	2007	2008	2007	2008	2007
Current year actuarial (gain)/loss	$65.3	$(12.4)	$34.4	$(22.2)	$(2.5)	$(1.7)
Amortization of actuarial (gain) loss	—	(0.8)	(1.0)	(3.1)	0.9	0.8
Current year prior service cost	—	—	0.4	0.1	—	—
Amortization of prior service cost/(credit)	0.1	0.1	(0.4)	(0.5)	—	—
Curtailment gain	—	(0.3)	—	—	—	—
Exchange rate adjustment	—	—	(14.9)	1.0	1.4	(0.1)
Other	—	—	(0.1)	—	0.1	—

Total recognized in other comprehensive income	$65.4	$(13.4)	$18.4	$(24.7)	$(0.1)	$(1.0)

Total recognized in net periodic benefit cost and other comprehensive income	$67.5	$(8.1)	$19.4	$(19.8)	$0.2	$(0.5)

Assumptions

Weighted average assumptions used to determine benefit obligations for years ended December 31, 2008, 2007 and 2006 were:

	Pension Benefits						Postretirement
	U.S.			International
	2008	2007	2006	2008	2007	2006	2008	2007	2006
Discount rate	6.5%	6.6%	5.9%	6.5%	5.8%	4.9%	6.5%	6.3%	5.4%
Rate of compensation increase	4.0%	4.0%	4.0%	3.6%	4.4%	4.0%	—	—	—

Weighted average assumptions used to determine net cost for years ended December 31, 2008, 2007 and 2006 were:

	Pension Benefits						Postretirement
	U.S.			International
	2008	2007	2006	2008	2007	2006	2008	2007	2006
Discount rate	6.6%	5.9%	5.8%	5.8%	4.9%	4.9%	6.3%	5.4%	5.4%
Expected long-term rate of return	8.2%	8.4%	8.4%	6.7%	6.7%	6.7%	—	—	—
Rate of compensation increase	4.0%	4.0%	4.0%	4.4%	4.0%	3.8%	—	—	—

Weighted average health care cost trend rates used to determine postretirement benefit obligations and net cost at December 31, 2008, 2007 and 2006 were:

	Postretirement Benefits
	2008	2007	2006
Health care cost trend rate assumed for next year	9%	9%	9%
Rate that the cost trend rate is assumed to decline (the ultimate trend rate)	5%	5%	5%
Year that the rate reaches the ultimate trend rate	2020	2020	2017

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

4. Pension and Other Retiree Benefits (Continued)

Assumed health care cost trend rates may have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

(in millions of dollars)	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on total of service and interest cost	$0.1	$(0.1)
Effect on postretirement benefit obligation	1.0	(1.0)

Plan Assets

The Company’s pension plan weighted average asset allocations at December 31, 2008 and 2007 were as follows:

	Pension Plan Assets
	2008	2007
Asset category
Equity securities	44%	59%
Fixed income	46	36
Real estate	3	5
Other	7	—

Total	100%	100%

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

Cash Contributions

The Company expects to contribute $15.2 million to its pension plans in 2009.

The Company sponsors a number of defined contribution plans. Contributions are determined under various formulas. Costs related to such plans amounted to $7.2 million, $7.2 million and $5.9 million in 2008, 2007 and 2006, respectively.

As discussed in Note 20 Subsequent Events, in January 2009, the Company’s Board of Directors approved amendments to the Company’s 401(k) plan (the “401(k) Plan”). Effective February 21, 2009, the Company and all participating employers will cease to make employer matching contributions for all participants in the 401(k) Plan on and after February 21, 2009.

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

4. Pension and Other Retiree Benefits (Continued)

The following table presents estimated future benefit payments for the next ten fiscal years:

	Pension	Postretirement
(in millions of dollars)	Benefits	Benefits
2009	$16.9	$1.1
2010	$17.0	$1.2
2011	$18.0	$1.3
2012	$18.5	$1.3
2013	$19.5	$1.3
Years 2014 - 2018	$111.2	$5.4

5. Goodwill and Identifiable Intangible Assets

Goodwill

The Company had goodwill of $139.5 million and $380.4 million at December 31, 2008 and 2007, respectively. The decrease in goodwill during 2008 was principally due to goodwill impairment charges of $222.7 million, as more fully described below, partially offset by the decrease in value due to currency translation.

As discussed in Note 14, Information on Business Segments, as of the fourth quarter of 2008, the Company realigned its former Office Products Group and Document Finishing Group segments along geographic markets. The Company now conducts its business in three operating segments: (i) ACCO Brands Americas, (ii) ACCO Brands International, and (iii) Computer Products Group. In addition, as discussed in Note 10, Discontinued Operations, during the fourth quarter of 2008, the Company’s Board of Directors authorized management to sell its Commercial Print Finishing business, formerly part of the Commercial Laminating Solutions Group segment. The remaining operations of the Commercial Laminating Solutions Group are now realigned along geographic markets within the ACCO Brands Americas and ACCO Brands International segments. As such, the Commercial Laminating Solutions Group no longer exists. The goodwill balances by business segment as of December 31, 2008 and December 31, 2007 are as follows:

(in millions of dollars)	Balance at December 31, 2007	Goodwill Impairment	Translation and Other	Balance at December 31, 2008
Reportable Segment
ACCO Brands Americas	$229.2	$(129.3)	$(13.1)	$86.8
ACCO Brands International	144.4	(93.4)	(5.1)	45.9
Computer Products Group	6.8	—	—	6.8

Total	$380.4	$(222.7)	$(18.2)	$139.5

Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, requires that goodwill be tested for impairment at a reporting unit level. The Company has determined that its reporting units are its ACCO Brands Americas, ACCO Brands International and Computer Products Group segments based on its organizational structure and the financial information that is provided to and reviewed by management. The Company tests goodwill for impairment annually and whenever events or circumstances make it more likely than not that an impairment may have occurred. Goodwill is tested for impairment using a two-step process. In the first step, the fair value of a reporting unit is compared to its carrying value. If the fair value of a reporting

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

5. Goodwill and Identifiable Intangible Assets (Continued)

unit exceeds the carrying value of the net assets assigned to a reporting unit, goodwill is considered not impaired and no further testing is required. If the carrying value of the net assets assigned to a reporting unit exceeds the fair value of a reporting unit, the second step of the impairment test is performed in order to determine the implied fair value of a reporting unit’s goodwill. Determining the implied fair value of goodwill requires valuation of a reporting unit’s tangible and intangible assets and liabilities in a manner similar to the allocation of purchase price in a business combination. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, goodwill is deemed impaired and is written down to the extent of the difference.

During the fourth quarter of 2008, the Company experienced a sustained, significant decline in its stock price. As a result of the decline in stock price, the Company’s market capitalization fell below the recorded value of its consolidated net assets. In addition, during the fourth quarter of 2008, the Company continued to experience a significant decline in both its sales and operating income as well as a reduction in its future forecasted cash flows. Given these impairment indicators, the Company determined that its goodwill might be impaired.

Accordingly, as of the end of the fourth quarter of 2008, the Company performed an assessment of goodwill for impairment. As part of our process for performing the step one impairment test of goodwill, we estimated the fair value of all of our reporting units utilizing the income approach described above to derive an enterprise value of the Company. A key assumption in our fair value estimate is the weighted average cost of capital utilized for discounting our cash flow estimates in our income approach. We selected a weighted average cost of capital of 14.0 percent. We reconciled the enterprise value to our overall market capitalization which included an expected control premium, based on comparable transactions. Based on the results of the Company’s assessment of goodwill for impairment, it was determined that the carrying values of the ACCO Brands Americas and ACCO Brands International reporting units exceeded their estimated fair values. Therefore, the Company performed the second step of the impairment test to determine the implied fair value of goodwill of the ACCO Brands Americas and ACCO Brands International reporting units. As a result of the impairment assessment, the Company concluded that the carrying value of goodwill in both the ACCO Brands Americas and ACCO Brands International reporting units exceeded its implied fair value and therefore we recorded a goodwill impairment charge of $197.3 million, of which $112.6 million is attributable to the ACCO Brands Americas reporting unit and $84.7 million attributable to the ACCO Brands International reporting unit. The Company determined that goodwill in its Computer Products Group segment was not impaired. If we were to increase the discount rate used in the discounted cash flow calculation by 1% there would be an additional impairment of goodwill of approximately $58 million. A decrease by 1% would result in $70 million less of goodwill being impaired.

During the second and third quarters of 2008, as a result of reduced sales and operating profits in the Company’s former Commercial Laminating Solutions business segment, as well as reduced expected future cash flows, the Company recorded goodwill impairment charges of $36.5 million and $24.0 million, respectively. Of these charges, the Digital Print Finishing business recorded $14.1 million and $11.3 million in the second and third quarters of 2008, respectively. Collectively, $16.7 million of these charges were recorded in the ACCO Brands Americas segment and $8.7 million were recorded in the ACCO Brands International segment. The Commercial Print Finishing business, which has subsequently been reclassified as a discontinued operation, recorded goodwill impairment charges of $22.4 million and $12.7 million, in the second and third quarters of 2008, respectively. The financial results of the Commercial Print Finishing business, as well as the impairment charges related to this business have been classified within the caption “Discontinued Operations” for all periods.

During the fourth quarter of 2007, the Company recorded a goodwill impairment charge of $2.3 million pertaining to the Company’s Digital Print Finishing business, of which $1.6 million was recorded in the ACCO

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

5. Goodwill and Identifiable Intangible Assets (Continued)

Brands Americas segment and $0.7 million was recorded in the ACCO Brands International segment. In addition, during the fourth quarter of 2007, as a result of reduced profitability due to increased competition from lower-cost importers of high-speed laminating films, increased raw material costs and adverse mix, the Company recorded a goodwill impairment charge of $32.8 million related to its Commercial Print Finishing business which is classified within Discontinued Operations.

Given the current economic environment and the uncertainties regarding the impact on our business, there can be no assurance that our estimates and assumptions made for purposes of our impairment testing as of December 31, 2008 will prove to be accurate predictions of the future. If our assumptions regarding forecasted revenue or margin growth rates of certain reporting units are not achieved, we may be required to record additional impairment charges in future periods, whether in connection with our next annual impairment testing in the second quarter of fiscal year 2009 or prior to that, if any such change constitutes a triggering event outside of the quarter from when the annual impairment test is performed. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

Identifiable Intangibles

The gross carrying value and accumulated amortization by class of identifiable intangible assets as of December 31, 2008 and December 31, 2007 are as follows:

	As of December 31, 2008				As of December 31, 2007
(in millions of dollars)	Gross Carrying Amounts	Accumulated Amortization		Net Book Value	Gross Carrying Amounts	Accumulated Amortization		Net Book Value
Indefinite-lived intangible assets:
Trade names	$140.7	$(44.5	)(1)	$96.2	$196.9	$(44.5	)(1)	$152.4
Amortizable intangible assets:
Trade names	56.8	(19.5)		37.3	70.9	(27.2)		43.7
Customer and contractual relationships	24.1	(13.4)		10.7	25.8	(10.5)		15.3
Patents/proprietary technology	9.8	(4.1)		5.7	9.9	(3.0)		6.9

Subtotal	90.7	(37.0)		53.7	106.6	(40.7)		65.9

Total identifiable intangibles	$231.4	$(81.5)		$149.9	$303.5	$(85.2)		$218.3

(1)	Accumulated amortization prior to the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets.”

The Company’s intangible amortization was $7.7 million, $7.9 million and $8.4 million for the years ended December 31, 2008, 2007 and 2006, respectively. Estimated amortization for 2009 is $6.4 million, and is expected to decline by approximately $0.5 million for each of the five years following.

As of the end of the fourth quarter of 2008, the Company also revalued its other indefinite-lived intangibles, consisting of its indefinite-lived trade names. The Company estimated the fair value of its trade names by performing discounted cash flow analyses based on the relief-from-royalty approach. This approach treats the trade name as if it were licensed by the Company rather than owned, and calculates its value based on the discounted cash flow of the projected license payments. A key assumption in our fair value estimate is the discount rate utilized. We selected a discount rate of 18.0 percent. The analysis resulted in an impairment charge of $51.7 million, of which $31.3 million was recorded in the ACCO Brands Americas segment, $17.6 million

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

5. Goodwill and Identifiable Intangible Assets (Continued)

was recorded in the ACCO Brands International segment and $2.8 million was recorded in the Computer Products Group segment.

In addition, as a result of the impairment indicators described above, the Company reviewed certain of our long-lived tangible and amortizable intangible assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company determined that the forecasted undiscounted cash flows related to these asset groups were in excess of their carrying values, and therefore these assets were not impaired.

Given the current economic environment and the uncertainties regarding the impact on our business, there can be no assurance that our estimates and assumptions made for purposes of our impairment testing as of December 31, 2008 will prove to be accurate predictions of the future. If our assumptions regarding forecasted revenue or margin growth rates are not achieved, we may be required to record additional impairment charges in future periods, whether in connection with our next annual impairment testing in the second quarter of fiscal year 2009 or prior to that, if any such change constitutes a triggering event outside of the quarter from when the annual impairment test is performed. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

6. Income Taxes

The components of income before income taxes and minority interest from continuing operations are as follows:

(in millions of dollars)	2008	2007	2006
Domestic operations	$(192.4)	$(8.1)	$(23.0)
Foreign operations	(53.6)	59.3	23.1

Total	$(246.0)	$51.2	$0.1

The reconciliation of income taxes computed at the U.S. federal statutory income tax rate to the Company’s effective income tax rate for continuing operations is as follows:

	2008	2007	2006
(in millions of dollars)
Income tax (benefit) expense computed at U.S. statutory income tax rate	$(86.1)	$17.9	$—
Settlement of prior year returns	—	—	(6.3)
State, local and other income taxes, net of federal tax benefit	0.4	(0.2)	(0.2)
U.S. effect of foreign dividends and earnings	11.0	(0.9)	(0.5)
Impairment of non-deductible goodwill	74.7	0.6	—
Foreign income taxed at lower effective tax rate	(11.5)	(8.4)	(5.3)
Increase of valuation allowance	31.0	7.0	10.1
Change in prior year tax estimates	(1.6)	0.6	(0.5)
Miscellaneous	(1.0)	—	0.5

Income taxes as reported	$16.9	$16.6	$(2.2)

The lower than-expected tax rate for 2008 was principally due to the goodwill impairment charges of $222.7 million which are not tax deductible, additional taxes on previously untaxed income from foreign earnings and an

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

6. Income Taxes (Continued)

increase in the valuation allowance on certain foreign and domestic state deferred tax assets and tax loss carryforwards. The 2007 tax year benefited from restructuring and restructuring related charges as well as an excess foreign tax credit associated with dividends received. Included in 2006 is a $6.3 million benefit relating to the settlement of the prior year’s tax return and the settlement with the Company’s former parent under the Tax Allocation Agreement. Additionally, the Company recorded a $1.4 million benefit related to the reversal of deferred taxes on undistributed foreign earnings as a result of a change in repatriation assumptions and lower effective foreign tax rates, which provided an additional benefit of $3.4 million. These benefits were partially offset by an increase in the company’s valuation allowance for foreign tax net operating loss carry forwards.

The effective tax rate for discontinued operations was a tax benefit of 13.8% in 2008 and included the impact of non-deductible goodwill. The effective tax rate for discontinued operations was a tax benefit of 2.0% in 2007 and included the impact of non-deductible goodwill. The tax expense in 2006 was $2.4 million at an effective tax rate of 32.0%.

The U.S. federal statute of limitations remains open for the years 2005 and forward. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from 3 to 5 years. Years still open to examination by foreign tax authorities in major jurisdictions include Canada (2000 forward) and the United Kingdom (2005 forward). The Company is currently under examination in various foreign jurisdictions.

The components of the income tax expense from continuing operations are as follows:

(in millions of dollars)	2008	2007	2006
Current expense (benefit)
Federal	$10.2	$1.3	$(0.7)
Foreign	17.9	27.5	20.2
Other	1.2	0.4	(0.8)

Total current income tax expense	29.3	29.2	18.7

Deferred expense (benefit)
Federal and other	(17.1)	(3.0)	(19.0)
Foreign	4.7	(9.6)	(1.9)

Total deferred income tax expense (benefit)	(12.4)	(12.6)	(20.9)

Total income tax expense (benefit)	$16.9	$16.6	$(2.2)

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

6. Income Taxes (Continued)

The components of deferred tax assets (liabilities) are as follows:

(in millions of dollars)	2008	2007
Deferred tax assets
Compensation and benefits	$13.7	$18.5
Pension	33.8	—
Currency swap	10.3	14.8
Inventory valuation related	8.0	7.3
Other reserves	8.7	3.1
Restructuring	5.9	3.7
Accounts receivable	6.4	9.1
Capital loss carryforwards	10.2	10.9
Foreign tax credit carryforwards	20.4	30.2
Net operating loss carryforwards	55.6	77.5
Assets related to refinancing	22.3	—
Miscellaneous	5.7	5.3

Gross deferred income tax assets	201.0	180.4
Valuation allowance	(63.8)	(54.1)

Net deferred tax assets	137.2	126.3

Deferred tax liabilities
Depreciation	(4.6)	(12.6)
Identifiable intangibles	(57.6)	(83.4)
Miscellaneous	(3.1)	(7.8)

Gross deferred tax liabilities	(65.3)	(103.8)

Net deferred tax assets	$71.9	$22.5

The Company amended the terms of its loan agreement in December of 2008. For US income tax purposes this refinancing triggered a tax gain which was principally offset by US tax loss carryforwards. As a result, this will result in no significant cash tax obligation. The amount of the tax gain will be amortized as tax interest expense over the remaining life of the bank loan, approximately 3.5 years.

Deferred income taxes are not provided on certain undistributed earnings of foreign subsidiaries that are expected to be permanently reinvested in those companies, aggregating approximately $343.9 million at December 31, 2008 and $328.5 million at December 31, 2007.

At December 31, 2008, $183.3 million of net operating loss carryforwards and $29.4 million of capital loss carryforwards are available to reduce future taxable income of domestic and international companies. These loss carryforwards expire in the years 2010 through 2027 or have an unlimited carryover period. A valuation allowance has been provided for certain of the foreign and state net operating loss carryforwards and other deferred tax assets in those jurisdictions where the Company has determined that it is more likely than not that the deferred tax assets will not be realized.

On January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

6. Income Taxes (Continued)

No. 109” (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” As a result of the implementation of FIN 48, the Company recognized no increase or decrease in the liability for unrecognized tax benefits. The amount of unrecognized tax benefits as of January 1, 2007 was $6.6 million, of which $4.5 million would have affected the Company’s effective tax rate, if recognized.

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income taxes in its results of operations. As of December 31, 2008, the Company had no net amount accrued for interest and penalties.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in millions of dollars)	2008	2007
Balance at January 1	$7.2	$6.6
Additions for tax positions of prior years	0.0	2.5
Settlements	(1.8)	(1.9)

Balance at December 31	$5.4	$7.2

As of December 31, 2008 the amount of unrecognized tax benefits decreased to $5.4 million, of which $4.2 million would affect the Company’s effective tax rate, if recognized. The Company expects the amount of unrecognized tax benefits to change within the next twelve months but these changes are not expected to have a significant impact on the Company’s results of operations or financial position.

None of the positions included in the unrecognized tax benefit relates to tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

7. Inventories

Inventories are stated at the lower of cost or market value. The components of inventories were as follows:

	December 31,
(in millions of dollars)	2008	2007
Raw materials	$26.7	$28.0
Work in process	8.2	9.4
Finished goods	231.6	245.7

Total inventories	$266.5	$283.1

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

8. Property, Plant and Equipment

Property, plant and equipment, net consisted of:

	December 31,
(in millions of dollars)	2008	2007
Land and improvements	$14.7	$17.9
Buildings and improvements to leaseholds	120.7	115.9
Machinery and equipment	366.0	382.2
Construction in progress	13.9	46.1

	515.3	562.1
Less: accumulated depreciation	(320.5)	(344.5)

Net property, plant and equipment(1)	$194.8	$217.6

(1)	Net property, plant and equipment as of December 31, 2008 and 2007 contained $43.5 million and $23.0 million of computer software assets, which are classified within machinery and equipment.

9. Restructuring and Restructuring-Related Charges

In August, 2005, the Company merged with General Binding Corporation (“GBC”). Subsequent to the merger, significant restructuring actions have been initiated, which have resulted in the closure or consolidation of facilities that are engaged in manufacturing and distributing the Company’s products, primarily in North America and Europe. The Company recorded pre-tax restructuring and asset impairment charges associated with continuing operations of $28.8 million, $21.0 million and $44.1 million during the years ended December 31, 2008, 2007 and 2006, respectively.

During the second quarter of 2008, in response to the recessionary economic environment, the Company announced it would take additional cost reduction actions over the ensuing 24 months which would increase restructuring and restructuring-related charges by an additional $40 million to $50 million over a two-year period. Further, the Company is implementing certain organizational changes, including those related to the realignment of its segment structure announced during the fourth quarter of 2008.

A summary of the activity in the restructuring accounts and a reconciliation of the liability for, and as of, the year ended December 31, 2008 is as follows:

(in millions of dollars)	Balance at December 31, 2007	Total Provision	Cash Expenditures	Non-cash Items/ Currency Change	Balance at December 31, 2008
Rationalization of operations
Employee termination costs	$18.2	$25.0	$(20.6)	$(0.8)	$21.8
Termination of lease agreements	2.8	2.4	(1.7)	(0.4)	3.1

Sub-total	21.0	27.4	(22.3)	(1.2)	24.9
Asset impairments/net loss on disposal of assets resulting from restructuring activities	—	1.4	—	(1.4)	—

Total rationalization of operations	$21.0	$28.8	$(22.3)	$(2.6)	$24.9

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

9. Restructuring and Restructuring-Related Charges (Continued)

Management expects the $21.8 million employee termination costs balance to be substantially paid within the next twelve months. Lease costs included in the $3.1 million balance are expected to continue until the last lease terminates in 2013.

A summary of the activity in the restructuring accounts and a reconciliation of the liability for, and as of, the year ended December 31, 2007 is as follows:

(in millions of dollars)	Balance at December 31, 2006	Total Provision	Cash Expenditures	Non-cash Items/ Currency Change	Balance at December 31, 2007
Rationalization of operations
Employee termination costs	$18.0	$18.8	$(19.5)	$0.9	$18.2
Termination of lease agreements	4.5	1.9	(3.5)	(0.1)	2.8

Sub-total	22.5	20.7	(23.0)	0.8	21.0
Asset impairments/net loss on disposal of assets resulting from restructuring activities	0.1	0.3	—	(0.4)	—

Total rationalization of operations	$22.6	$21.0	$(23.0)	$0.4	$21.0

A summary of the activity in the restructuring accounts and a reconciliation of the liability for, and as of, the year ended December 31, 2006 is as follows:

(in millions of dollars)	Balance at December 31, 2005	Total Provision	Cash Expenditures	Non-cash Items/ Currency Change	Balance at December 31, 2006
Rationalization of operations
Employee termination costs	$0.8	$25.5	$(9.1)	$0.8	$18.0
Termination of lease agreements	5.2	1.2	(2.4)	0.5	4.5
Other	—	0.3	(0.3)	—	—

Sub-total	6.0	27.0	(11.8)	1.3	22.5
Asset impairments/net loss on disposal of assets resulting from restructuring activities(1)	0.4	17.1	0.3	(17.7)	0.1

Total rationalization of operations	$6.4	$44.1	$(11.5)	$(16.4)	$22.6

(1)	Included in the total restructuring provision recognized during the twelve months ended December 31, 2006 is a pre-tax charge of $16.2 million related to the exit of two facilities meeting the criteria for recognition as an impaired asset group as defined by SFAS 144, “Impairment or Disposal of Long-Lived Assets.” The decision to exit these facilities was a part of the restructuring actions undertaken subsequent to the Company’s merger with GBC.

In association with the Company’s restructuring activities, certain restructuring-related costs were expensed to cost of products sold and advertising, selling, general and administrative expense in the income statement. These charges were principally related to the implementation of the new company footprint, including internal and external project management costs, outside consulting and strategic product category exits. The expense associated with these charges was $10.6 million, $33.5 million and $21.6 million for the years ended December 31, 2008, 2007 and 2006, respectively. Included in the 2008 results is a charge for $4.2 million related

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

9. Restructuring and Restructuring-Related Charges (Continued)

to the exit of the Company’s CEO, a $3.5 million gain on the sale of a manufacturing facility recorded during the second quarter and a net gain of $2.4 million on the sale of three additional properties recorded during the third quarter. The Company expects to record additional amounts as it continues its restructuring initiatives. The exit cost of the Company’s CEO and the net gain from the property sales are included within the caption, “Advertising, selling, general and administrative expenses” in the consolidated statements of operations.

10. Discontinued Operations

As discussed in Note 1, during the fourth quarter of 2008, the Company determined that its Commercial Print Finishing business, previously included in the former Commercial Laminating Solutions Group segment, qualified for treatment as a discontinued operation in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. As such, this business has been classified as a discontinued operation in the Company’s consolidated financial statements for all periods presented. The operating results and financial position of discontinued operations are as follows:

(in millions, except per share data)	2008	2007	2006
Operating Results:
Net sales	$99.4	$104.1	$104.0
Operating income (loss)(1)	(87.4)	(35.3)	7.6
Other expense, net	0.8	0.3	0.1

Pretax income (loss)	(88.2)	(35.6)	7.5
Provision (benefit) for income taxes	(12.2)	(0.7)	2.4
Minority interest, net of tax	(0.2)	—	—

Income (loss) from discontinued operations	$(76.2)	$(34.9)	$5.1

Per share:
Basic income (loss) from discontinued operations	$(1.41)	$(0.65)	$0.10

Diluted income (loss) from discontinued operations	$(1.41)	$(0.63)	$0.09

(1)	2008 includes non-cash goodwill and asset impairment charges of $84.8 million. Included in this amount were charges to goodwill of $35.1 million, property, plant and equipment of $22.2 million, identifiable intangible assets of $10.5 million and other current assets of $17.0 million. Non-cash goodwill impairment charges of $32.8 million were recorded in 2007.

(in millions of dollars)	2008	2007
Financial Position:
Current assets	$33.2	$42.7
Long-term assets	1.6	68.2

Total assets	$34.8	$110.9

Current liabilities	$15.1	$24.3
Long-term liabilities	1.9	3.0

Total liabilities	$17.0	$27.3

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

11. Long-term Debt and Short-term Borrowings

In conjunction with the spin-off of ACCO World to the shareholders of Fortune Brands and the merger with GBC, ACCO Brands issued $350 million in senior subordinated notes with a fixed interest rate of 7.625% due 2015. Additionally, ACCO Brands and a subsidiary of ACCO Brands located in the United Kingdom and a subsidiary of ACCO Brands located in the Netherlands have entered into the following senior secured credit facilities with a syndicate of lenders. In 2008 the Company purchased $49.6 million of notes at a significant discount realizing a gain of $19.0 million which has been included in “Other income, net” in the consolidated statements of operations.

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

ACCO Brands is the borrower under the U.S. term loan facility and the U.S. dollar revolving credit facility, the United Kingdom subsidiary is the borrower under the sterling term loan facility and the U.S. dollar equivalent euro revolving credit facility and the Netherlands subsidiary is the borrower under the euro term loan facility. Effective December 15, 2008, borrowings under the facilities are subject to a 7.75% floor.

The senior secured credit facilities are guaranteed by all of the domestic subsidiaries of ACCO Brands (the “U.S. guarantors”) and collateralized by substantially all of the assets of the borrowers and each U.S. guarantor.

Notes payable and long-term debt consisted of the following at December 31, 2008 and 2007:

	December 31,
(in millions of dollars)	2008	2007
U.S. Dollar Senior Secured Term Loan Credit Facility (weighted-average floating interest rate of 7.75% and 6.79% at December 31, 2008 and 2007, respectively)	$246.0	$301.0
British Pound Senior Secured Term Loan Credit Facility (weighted-average floating interest rate of 9.49% and 8.12% at December 31, 2008 and 2007)	32.8	63.1
Euro Senior Secured Term Loan Credit Facility (weighted-average floating interest rate of 9.03% and 6.51% at December 31, 2008 and 2007)	34.4	53.3
U.S. Dollar Senior Secured Revolving Credit Facility (weighted-average floating interest rate of 7.75% at December 31, 2008	36.0	—
Securitization borrowings (floating interest rate of 2.69% at December 31, 2008)	55.6	—
U.S. Dollar Senior Subordinated Notes, due 2015 (fixed interest rate of 7.625%)	300.4	350.0
Other borrowings	3.5	7.9

Total debt	708.7	775.3
Less: current portion	(64.5)	(6.8)

Total long-term debt	$644.2	$768.5

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

11. Long-term Debt and Short-term Borrowings (Continued)

The scheduled maturities of notes payable and long-term debt for each of the five years subsequent to December 31, 2008 are as follows:

(in millions of dollars)
2009(1)	$64.5
2010	41.8
2011	55.7
2012	246.1
2013	0.1
Subsequent to 2013	300.5

Total	$708.7

(1)	Short-term borrowings and current portion of long-term debt.

At December 31, 2008, the Company had $43.2 million of gross availability under bank lines of credit exclusive of its senior secured revolving credit facilities. As of December 31, 2008, $2.6 million of borrowings were drawn under these lines of credit with a weighted-average interest rate of 4.7%.

Loan Covenants

The Company must meet certain restrictive financial covenants as defined under the senior secured credit facilities. The covenants, which were revised in December of 2008, become more restrictive over time and require the Company to maintain certain ratios related to total leverage and interest coverage. The remaining financial covenant ratio levels under the senior secured credit facilities are as follows:

	Maximum—Leverage Ratio(1)	Minimum—Interest Coverage Ratio(2)
4th Quarter 2008 to 3 rd Quarter 2009	5.50 to 1	2.25 to 1
4th Quarter 2009 to 3 rd Quarter 2010	5.25 to 1	2.25 to 1
4th Quarter 2010 to 3rd Quarter 2011	5.00 to 1	2.50 to 1
4th Quarter 2011 to 1st Quarter 2012	4.50 to 1	2.75 to 1
2nd Quarter 2012	4.00 to 1	3.00 to 1

(1)	The leverage ratio is computed by dividing the Company’s financial covenant debt by the cumulative four-quarter-trailing EBITDA, which excludes restructuring and restructuring-related charges up to certain limits as well as other adjustments defined under the senior secured credit facilities.

(2)	The interest coverage ratio for any period is EBITDA for the Company for such period divided by cash interest expense for the Company for such period and other adjustments, all as defined under the senior secured credit facilities.

There are also other restrictive covenants, including restrictions on dividend payments, share repurchases, ability to repurchase our subordinated notes, acquisitions, additional indebtedness and capital expenditures.

The senior secured credit facilities contain customary events of default, including payment defaults, breach of representations and warranties, covenant defaults, cross-defaults and cross-accelerations, certain bankruptcy or insolvency events, judgment defaults, certain ERISA-related events, changes in control or ownership, and invalidity of any collateral or guarantee or other document.

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

11. Long-term Debt and Short-term Borrowings (Continued)

On January 18, 2008, and December 15, 2008, the Company amended its senior secured credit facilities, providing the Company with greater near term financial flexibility, primarily through changes to certain restrictive financial covenants, definitions and provisions of the agreements. The amendment also had the effect of increasing the interest rate margin applicable to funded loans and requires the Company to dedicate more of its available funds to service its debts. The cost of the amendments was $6.5 million and is being amortized over the remaining life of the debt.

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

Compliance with Loan Covenants

As of December 31, 2008 the Company’s Leverage Ratio was approximately 4.5 to 1 and the Interest Coverage was approximately 2.7 to 1. The amount available for borrowings under the revolving credit facilities was $101.8 million (allowing for $12.2 million of letters of credit outstanding on that date) and $43.2 million of gross availability under other bank lines of credit.

As of and for the period ended December 31, 2008, the Company was in compliance with all applicable loan covenants. The non-cash goodwill and asset impairment charges recorded in 2008 and 2007 do not affect the Company’s compliance with its lending arrangements as its covenants are not affected by non-cash charges.

A breach of any of these covenants, ratios, tests or restrictions, as applicable, could result in an event of default under our credit and debt instruments, in which our lenders could elect to declare all amounts outstanding to be immediately due and payable. If the lenders accelerate the payment of the indebtedness, our assets may not be sufficient to repay in full the indebtedness and any other indebtedness that would become due as a result of any acceleration. Further, in such an event, our lenders would not be required to make further loans to us, and assuming similar facilities were not established and that we were unable to obtain replacement financing, it would materially affect our liquidity and results of operations. Based on its 2009 business plan, including achievement of cost reduction initiatives, the Company expects to remain in compliance with these covenants, however compliance in 2009 and thereafter remains subject to many variables that may be outside our control as described below.

Our ability to make payments on and to refinance our debt, to maintain compliance with our financial covenants under our debt instruments, and to fund planned capital expenditures and research and development efforts, will depend on our ability to generate cash. Our ability to generate cash is subject, in part, to economic, financial, competitive, legislative, regulatory and other factors that may be beyond our control. Our business may not generate sufficient cash flow from operations and future borrowings may not be available to us under our senior secured credit facilities or otherwise in an amount sufficient to enable us to pay our debts, or to fund our other liquidity needs. In such circumstances, we may need to refinance all or a portion of our debts on or before maturity, raise equity or sell assets. We might be unable to refinance any of our debt, including our senior

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

11. Long-term Debt and Short-term Borrowings (Continued)

secured credit facilities or obtain a replacement to our revolving credit facility in August 2010 or our Senior Subordinated Notes due 2015, raise equity capital or sell assets on commercially reasonable terms or at all.

The Company’s existing credit facilities would not be affected by a change in its credit rating.

Accounts Receivable Securitization Facility

In January, 2008, the company entered into a three-year accounts receivable program with a financial institution. The program allows the company to sell, on a revolving basis, an undivided interest in eligible U.S. receivables for up to $75 million. The receivables outstanding and the corresponding debt are included as “Accounts receivable, net” and “Long-term debt,” respectively, on our consolidated balance sheets. We record the financing costs associated with the program in “Interest expense, net” in our consolidated statements of operations. As of December 31, 2008, the Company’s borrowings under the program were $55.6 million. Cash proceeds of $75.0 million received at the inception of the program were used to pay down the existing term loan facilities. The accounts receivable securitization program contains certain financial covenants including a minimum interest coverage ratio and a maximum leverage ratio which are the same as the senior secured credit facilities.

Adequacy of Liquidity Sources

Our cash flows from operating activities are dependent upon a number of factors that affect our sales, including demand, pricing and competition. Historically, key drivers of demand in the office products industry have included economic conditions generally, and specifically trends in white collar employment levels, gross domestic product (GDP) and growth in the number of small businesses and home offices together with increasing usage of personal computers. Pricing and demand levels for office products have also reflected a substantial consolidation within the global resellers of office products. Those resellers are our principal customers. This consolidation has led to increased pricing pressure on suppliers and a more efficient level of asset utilization by customers, resulting in lower sales volumes and higher costs from more frequent small orders for suppliers of office products. We sell products in highly competitive markets, and compete against large international and national companies, regional competitors and against our own customers’ direct and private-label sourcing initiatives.

The year 2008, and in particular the second half of the year, was a very difficult period for the Company and the office products industry generally. The global economies, particularly in North America and Europe, rapidly deteriorated as the year progressed and are expected to continue to be unfavorable in 2009. The difficult economic environment has placed significant pressure on our customers, which in turn has translated into further destocking of their inventories and softer demand for our products. As a result, we have experienced significant decreases to our sales and profits.

The Company is subject to credit risk, relative to the ability of counterparties to meet their contractual payment obligations or the potential non-performance of counterparties to deliver contracted commodities or services at the contracted price. The recent unprecedented volatility in capital and credits markets may create additional risks to the Company directly or indirectly because of its potential to also impact our major customers and suppliers in the upcoming months and possibly years. The adverse effect of a sustained U.S. or international economic downturn, including sustained periods of decreased consumer and business spending, high unemployment levels, or declining consumer or business confidence, along with continued volatility and

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

11. Long-term Debt and Short-term Borrowings (Continued)

disruption in the credit and capital markets, have and may continue to result in reduced demand for our products and therefore reduced sales and profitability.

Recognizing our increasingly deteriorating sales projections as the fourth quarter of 2008 progressed, we determined that we would likely not have been in compliance with our fourth quarter 2008 financial covenants in our senior secured credit facilities unless sales trends changed remarkably. As a result we negotiated amendments to our senior secured credit agreement. The amendments, which were effective in December 2008, cost the company $6.5 million to arrange, increased the interest rate margin applicable to funded loans, requires the Company to dedicate more of its available funds to service its debts and increases the level of commitment fees to be paid to our lenders.

As the capital and credit market crisis worsened during the fourth quarter of 2008, and in conjunction with the development of its 2009 business plan, the Company assessed the impact on its business of recent market developments, including the bankruptcy, restructuring or merging of certain financial companies. The Company’s assessments also included a review of its access to the capital and credit markets for its liquidity requirements, counterparty creditworthiness, and the value of investments in the Company’s employee defined benefit pension plans.

After we determined to seek the amendments to our credit facilities, economic conditions deteriorated further than we expected through the remainder of the fourth quarter of 2008 and into 2009. We saw this further deterioration primarily in our customers who sell to commercial consumers as they severely reduced their purchases from us in response to both their lower sales and further reduction to their inventory levels. In addition, a major customer for our Computer Products Group declared bankruptcy and ultimately went into liquidation.

Due to rapidly changing commodity prices, our U.S. office products business reversed its previously announced decision to raise prices in January, 2009. However, the Company will still need to sell through inventory purchased at higher costs in 2008, further depressing 2009 profitability. Foreign exchange rates are expected to adversely impact our operating results in 2009. For our international operations, the cost of products that are sourced from the Far East and paid for in US dollars are expected to increase. As a result, we have raised prices in some international markets to offset some of this impact but we may lose additional volume as a result of the price increases.

In response to these conditions, in early 2009 we further refined our 2009 business plan to incorporate a further reduction of our forecasted 2009 sales and announced additional and extreme cost-cutting measures intended to benefit 2009 and to help mitigate the anticipated effect from lower sales volumes. These additional measures included additional reductions in force, broad-based salary reductions, the curtailment of Company 401(k) plan contributions and the freezing of pension plan benefits for U.S. based employees. The Company continues to consider further actions, although given the scope of its recent cost reduction initiatives, the Company may, in the short term, have little flexibility to further reduce costs in a material amount without significantly altering the scope of its business.

While preparing our revised 2009 business plan, we assessed future credit agreement covenant compliance and market uncertainties. The Company currently believes that it has taken sufficient measures to enable it to comply with its credit agreement covenants. However, our ability to realize our 2009 business plan and remain in compliance with our covenants is subject to a number of factors, including our ability to generate sufficient sales and to realize anticipated savings from our cost-cutting initiatives, and our assumed levels of adverse foreign

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

11. Long-term Debt and Short-term Borrowings (Continued)

exchange impact, as well as the continued availability of credit from our vendors. These factors in turn are subject in large part to continued global economic uncertainties. If the economic environments in which we operate were to deteriorate further than the negative trends we have already assumed in our 2009 business plan, or one of our major customers were to file for bankruptcy, this would have a material adverse effect on our ability to remain in covenant compliance. If we were not able to remain in covenant compliance, our lenders could elect to declare all amounts outstanding on our material debt instruments to be immediately due and payable. If the lenders accelerate the payment of the indebtedness, our assets would not be sufficient to repay in full the indebtedness and any other indebtedness that would become due as a result of any acceleration. Further, in such an event, our lenders would not be required to make further loans to us, and assuming similar facilities were not established, and that we were unable to obtain replacement financing, it would have a material adverse effect on our liquidity and results of operations.

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

The Company enters into forward foreign exchange contracts, principally as cash flow hedges, to hedge currency fluctuations in anticipated transactions denominated in foreign currencies, thereby limiting the Company’s risk that would otherwise result from changes in exchange rates. Unrealized gains and losses on these contracts are deferred in other comprehensive income until the contracts are settled and the underlying hedged transactions are recognized, at which time the deferred gains or losses will be reported as an increase or decrease to earnings. The periods of the forward foreign exchange contracts correspond to the periods of the hedged transactions, and do not extend beyond 2009. Deferred amounts of $3.0 million of gains are expected to be reclassified into earnings from other comprehensive income during 2009.

The Company utilizes a cross currency swap to hedge a portion of its net investment in Euro based subsidiaries against movements in exchange rates. The five-year cross currency derivative swaps $185 million at 3-month U.S. LIBOR interest rates for €152.2 million at three-month EURIBOR rates plus a credit spread. The Company makes quarterly interest payments on €152.2 million and receives quarterly interest payments on $185.0 million. The swap has served as an effective net investment hedge for accounting purposes. The Company uses the spot rate method for accounting purposes and, accordingly, any increase or decrease in the fair value of the swap is recorded as a component of accumulated other comprehensive income. Any ineffectiveness is recorded in interest expense. The cumulative after-tax loss related to derivative net investment hedge instruments recorded in accumulated other comprehensive income totaled $15.9 million and $23.8 million at December 31, 2008 and 2007, respectively. Additionally the Company has a Pound Sterling loan with a balance of $32.8 million as of December 31, 2008 which has been deemed as a partial hedge against net investments in the same currency. Approximately $11.9 million of pretax currency gains have been included in other comprehensive income during 2008.

On the date in which the Company enters into a derivative, the derivative is designated as a hedge of the identified exposure. The Company measures the effectiveness of its hedging relationships both at hedge inception and on an ongoing basis. We had losses of $1.6 million, $0.7 million and $0.0 million during 2008, 2007 and 2006, respectively, classified as interest expense, due to ineffectiveness of the cross currency swap. If

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

12. Financial Instruments (Continued)

we were to experience such gains or losses on forward foreign exchange contracts we would record them as a foreign exchange gain or loss.

The estimated fair value of the Company’s cash and cash equivalents and notes payable to banks approximates the carrying amounts due principally to their short maturities.

The carrying amount of total debt is $708.7 million and $775.3 million and the estimated fair value was $494.3 million and $718.5 million at December 31, 2008 and 2007, respectively. The fair value is determined from quoted market prices, where available, and from investment bankers using current interest rates considering credit ratings and the remaining terms of maturity.

A significant percentage of the Company’s sales are to customers engaged in the office products resale industry. Concentration of credit risk with respect to trade accounts receivable is partially mitigated because a large number of geographically diverse customers make up each operating companies’ domestic and international customer base, thus spreading the credit risk. Trade receivables from the Company’s five largest customers were $116.2 million, $173.0 million and $182.6 million at December 31, 2008, 2007 and 2006, respectively. Also see Note 14, Information on Business Segments—Major Customers.

13. Fair Value of Financial Instruments

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

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

13. Fair Value of Financial Instruments (Continued)

The Company utilizes the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company has determined that its financial assets and liabilities are Level 2 in the fair value hierarchy. The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value as of December 31, 2008:

(in millions of dollars)	Dec. 31, 2008
Assets:
Forward currency contracts	$14.9
Liabilities:
Forward currency contracts	$12.7
Cross-currency swap	$29.4

The Company’s forward currency contracts are included in Other Current Assets and mature within 12 months. The Company’s cross-currency swap is included in Other Non-Current Liabilities on our condensed consolidated balance sheet and matures in September 2010. The forward foreign currency exchange contracts and cross-currency swap are primarily valued based on the foreign currency spot and forward rates quoted by the banks or foreign currency dealers. As such, these derivative instruments are classified within Level 2.

14. Information on Business Segments

On October 31, 2008, the Company implemented certain organizational changes focused on simplifying and streamlining the structure of the organization creating greater efficiency, better and faster decision-making and greater accountability. Effective as of the fourth quarter of 2008, the Company’s former Office Products Group and Document Finishing Group segments ceased to exist and are now realigned along geographic markets. As a result, two new segments have been created, ACCO Brands Americas and ACCO Brands International. The Company’s Computer Products Group will continue to operate as a separate global business segment.

During the fourth quarter of 2007, the Company initiated a strategic review of its Commercial Laminating Solutions business. During the fourth quarter of 2008, the Company’s Board of Directors authorized management to sell its Commercial Print Finishing business, a component of its Commercial Laminating Solutions Group. The Company expects this transaction to close in the second quarter of 2009. The Commercial Print Finishing business has been treated as a discontinued operation for all periods presented in this Annual Report on Form 10-K. The remaining operations of the Commercial Laminating Solutions Group will be realigned along geographic markets within the ACCO Brands Americas and ACCO Brands International segments. As such, the Commercial Laminating Solutions Group segment ceased to exist.

The Company’s realigned business segments are further described below.

ACCO Brands Americas and ACCO Brands International

ACCO Brands Americas and ACCO Brands International—These two segments manufacture, source and sell traditional office products and supplies and document finishing solutions. ACCO Brands Americas comprises the North, Central and South American markets and ACCO Brands International comprises the rest of the world, principally Europe, Australia, Middle East and Asia-Pacific.

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

14. Information on Business Segments (Continued)

Examples of our traditional office products and supplies are staplers, staples, punches, ring binders, trimmers, sheet protectors, hanging file folders, clips and fasteners, data binders, dry-erase boards, dry-erase markers, easels, bulletin boards, overhead projectors, transparencies, laser pointers and screens. These products are sold under leading brands including Swingline®, Rexel, Wilson Jones®, Eastlight, Marbig, Dox, Quartet®, NOBO, Boone and Apollo. Examples of our document finishing solutions are binding, lamination and punching equipment, binding and lamination supplies, report covers, archival report covers and shredders. These products are sold primarily under the GBC® brand. We also provide machine maintenance and repair services sold under the GBC brand. Included in the ACCO Brands Americas segment are our personal organization tools, including time management products, primarily under the Day-Timer® brand name.

The customer base to which our products are sold is made up of large global and regional resellers of our product. It is through these large resellers that the Company’s products reach the end consumer. Our customer base includes commercial contract stationers, office products superstores, wholesalers, distributors, mail order and internet catalogs, mass merchandisers, club stores and independent dealers. The majority of sales by our customers are to business end-users, which generally seek premium office products that have added value or ease of use features and a reputation for reliability, performance and professional appearance. Some of our document finishing products are sold directly to high volume end-users and commercial reprographic centers and indirectly to lower-volume consumers worldwide. Approximately two-thirds of the Day-Timer business is sold through the direct channel, which markets product through periodic sales catalogs and ships product directly to our end-user customers. The remainder of the business sells to large resellers and commercial dealers.

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

Financial information by reportable segment is set forth below. All prior year information has been restated to reflect the changes in business segments.

Net sales by business segment for the years ended December 31, 2008, 2007 and 2006 are as follows:

(in millions of dollars)	2008	2007	2006
ACCO Brands Americas	$820.8	$1,014.5	$1,052.7
ACCO Brands International	551.5	586.7	565.7
Computer Products Group	205.9	233.6	228.6

Net sales	$1,578.2	$1,834.8	$1,847.0

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

14. Information on Business Segments (Continued)

Operating income (loss) by business segment for the years ended December 31, 2008, 2007 and 2006 are as follows (a):

(in millions of dollars)	2008	2007	2006
ACCO Brands Americas(b)	$(134.0)	$77.8	$44.9
ACCO Brands International(b)	(73.8)	13.7	3.8
Computer Products Group(b)	30.1	46.4	41.5

Subtotal	(177.7)	137.9	90.2
Corporate	(28.4)	(30.1)	(32.9)

Operating income (loss)	(206.1)	107.8	57.3
Interest expense	63.7	64.1	61.1
Equity in (earnings) of joint ventures	(6.5)	(6.8)	(3.9)
Other income, net	(17.3)	(0.7)	—

Income (loss) from continuing operations before income taxes and minority interest	$(246.0)	$51.2	$0.1

(a)	Operating income as presented in the segment table above is defined as i) net sales; ii) less cost of products sold; iii) less advertising, selling, general and administrative expenses; iv) less amortization of intangibles; and v) less restructuring charges.

(b)	The table below summarizes the non-cash goodwill and asset impairment charges during 2008 and 2007. For a further discussion of the impairment charges see Note 5, Goodwill and Identifiable Intangible Assets.

(in millions of dollars)	2008	2007
Segment:
ACCO Brands Americas	$160.6	$1.6
ACCO Brands International	111.0	0.7
Computer Products Group	2.8	—

Total Continuing Operations	$274.4	$2.3

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

14. Information on Business Segments (Continued)

Segment assets:

The following table presents the measure of segment assets used by the Company’s chief operating decision maker (c), as required by Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

	December 31,
(in millions of dollars)	2008	2007
ACCO Brands Americas(c)	$400.6	$474.9
ACCO Brands International(c)	278.6	348.5
Computer Products Group(c)	85.3	111.7

Total segment assets	764.5	935.1
Assets of Discontinued Operations	34.8	110.9
Unallocated assets	477.5	849.9
Corporate(c)	5.4	2.6

Total assets	$1,282.2	$1,898.5

(c)	Represents total assets, excluding: goodwill and identifiable intangibles resulting from business acquisitions, intercompany balances, cash, deferred taxes, prepaid pension assets, prepaid debt issuance costs and joint ventures accounted for on an equity basis.

As a supplement to the presentation of segment assets presented above, the table below presents segment assets, including the allocation of identifiable intangible assets and goodwill resulting from business combinations (d).

	December 31,
(in millions of dollars)	2008	2007
ACCO Brands Americas(d)	$589.7	$836.7
ACCO Brands International(d)	371.5	567.7
Computer Products Group(d)	92.7	129.4

Total segment assets	1,053.9	1,533.8
Assets of Discontinued Operations	34.8	110.9
Unallocated assets	188.1	251.2
Corporate(d)	5.4	2.6

Total assets	$1,282.2	$1,898.5

(d)	Represents total assets, excluding: intercompany balances, cash, deferred taxes, prepaid pension assets, prepaid debt issuance costs and joint ventures accounted for on an equity basis.

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

14. Information on Business Segments (Continued)

Long-lived assets, net by geographic region are as follows (e):

(in millions of dollars)	2008	2007
United States	$116.1	$111.9
United Kingdom	25.9	38.2
Australia	13.3	18.0
Canada	7.5	11.9
Other countries	32.0	37.6

Long-lived assets	$194.8	$217.6

(e)	Represents property, plant and equipment, net.

Net sales by geographic region are as follows (f):

(in millions of dollars)	2008	2007	2006
United States	$760.3	$967.2	$1,016.9
Australia	163.5	153.8	136.5
United Kingdom	160.7	194.9	197.5
Canada	108.9	124.3	122.5
Other countries	384.8	394.6	373.6

Net sales	$1,578.2	$1,834.8	$1,847.0

(f)	Net Sales are attributed to geographic areas based on the location of the selling company.

Major Customers

Sales to the Company’s five largest customers were $564.3 million, $725.8 million and $736.9 millions in 2008, 2007 and 2006, respectively. Our sales to Staples (including Corporate Express) were $202.2 million (13%), $222.1 million (12%) and $230.3 (12%) in 2008, 2007 and 2006, respectively. Our sales to Office Depot were $174.2 (11%), $238.5 (13%) and $241.7 (13%) in 2008, 2007 and 2006, respectively. Sales to no other customer exceeded 10% of annual sales.

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

15. Earnings per Share

The calculation of basic earnings per common share is based on the weighted average number of common shares outstanding in the year over which they were outstanding. The Company’s diluted earnings per common share assume that any common shares outstanding were increased by shares that would be issued upon exercise of those stock options for which the average market price for the period exceeds the exercise price; less, the shares that could have been purchased by the Company with the related proceeds, including compensation expense measured but not yet recognized, net of tax. Due to the loss from continuing operations in 2008 the denominator in the diluted earnings per share calculation does not include the effects of options as it would result in a less dilutive computation. As a result, 2008 diluted earnings per share from continuing operations are the same as basic earnings per share.

(in millions)	2008	2007	2006
Weighted average number of common shares outstanding—basic	54.2	54.0	53.4
Employee stock options	—	0.8	0.8
Restricted stock units	—	0.2	0.1

Adjusted weighted-average shares and assumed conversions—diluted(1)	54.2	55.0	54.3

(1)	The Company has dilutive shares related to stock options and restricted stock units that were granted under the Company’s stock compensation plans. As of December 31, 2008, 2007 and 2006, approximately 5.5 million, 3.9 million and 0.4 million shares, respectively, were excluded from the calculation of diluted earnings per share as their inclusion would have been anti-dilutive.

16. Commitments and Contingencies

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

Lease Commitments

(in millions of dollars)
2009	$20.3
2010	17.1
2011	13.7
2012	11.7
2013	5.0
Remainder	19.5

Total minimum rental payments	87.3
Less minimum rentals to be received under non-cancelable subleases	(3.5)

$83.8

Total rental expense reported in the Company’s statement of operations for continuing operations for all non-cancelable operating leases (reduced by minor amounts from subleases) amounted to $23.9 million, $25.3 million and $28.1 million in 2008, 2007 and 2006, respectively.

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

16. Commitments and Contingencies (Continued)

Unconditional Purchase Commitments

Future minimum payments under unconditional purchase commitments, primarily for inventory purchase commitments at December 31, 2008 are as follows:

(in millions of dollars)
2009	$20.1
2010	2.6
2011	2.1
2012	1.2
2013	—
Thereafter	—

$26.0

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

17. Accumulated Other Comprehensive Income (Loss)

Comprehensive income is defined as net income (loss) and other changes in stockholders’ equity from transactions and other events from sources other than stockholders. The components of and changes in accumulated other comprehensive income (loss) were:

(in millions of dollars)	Derivative Financial Instruments	Foreign Currency Adjustments	Unrecognized Pension and Other Postretirement Benefit Costs	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2006	$0.6	$3.3	$(54.0)	$(50.1)

Changed during the year (net of taxes of $(9.1))	(2.2)	16.2	26.9	40.9

Balance at December 31, 2007	(1.6)	19.5	(27.1)	(9.2)

Changed during the year (net of taxes of $24.3)	3.9	(59.3)	(52.9)	(108.3)

Balance at December 31, 2008	$2.3	$(39.8)	$(80.0)	$(117.5)

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

18. Joint Venture Investments

Summarized below is financial information for the Company’s joint ventures, which are accounted for under the equity method. Accordingly, the Company has recorded its proportionate share of earnings or losses on the line entitled “Equity in earnings of joint ventures” in the consolidated statements of operations:

	Year Ended December 31,
(in millions of dollars)	2008	2007	2006
Net sales	$124.3	$121.3	$79.2
Gross profit	69.4	63.7	33.2
Operating income	17.7	17.6	10.1
Net income	13.7	13.3	8.3

	December 31,
(in millions of dollars)	2008	2007
Current assets	48.6	62.7
Noncurrent assets	18.4	22.4
Current liabilities	26.2	25.4
Noncurrent liabilities	8.7	13.2

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

19. Quarterly Financial Information (Unaudited)

The following is an analysis of certain items in the consolidated statements of operations by quarter for 2008 and 2007:

(in millions of dollars, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2008
Net sales	$400.0	$414.0	$410.8	$353.4
Gross profit	120.9	124.8	125.8	112.3
Operating income (loss)(1)	10.4	12.0	18.2	(246.7)
Loss from continuing operations(1)	(2.1)	(5.8)	(15.0)	(240.1)
Income (loss) from discontinued operations(1)	0.3	(40.9)	(17.7)	(17.9)

Net loss(1)	(1.8)	(46.7)	(32.7)	(258.0)

Basic earnings per common share:
Loss from continuing operations(1)	$(0.04)	$(0.11)	$(0.28)	$(4.43)
Income (loss) from discontinued operations(1)	0.01	(0.75)	(0.33)	(0.33)

Net loss(1)	$(0.03)	$(0.86)	$(0.60)	$(4.76)

Diluted earnings per common share:
Loss from continuing operations(1)	$(0.04)	$(0.11)	$(0.28)	$(4.43)
Income (loss) from discontinued operations(1)	0.01	(0.75)	(0.33)	(0.33)

Net loss(1)	$(0.03)	$(0.86)	$(0.60)	$(4.76)

2007
Net sales	$420.8	$439.0	$468.1	$506.9
Gross profit	124.5	134.4	143.7	169.9
Operating income(2)	12.6	20.7	27.2	47.3
Income (loss) from continuing operations(2)	(0.1)	4.7	8.9	20.5
Income (loss) from discontinued operations(2)	0.3	(0.2)	(0.2)	(34.8)

Net income (loss)(2)	0.2	4.5	8.7	(14.3)

Basic earnings per common share:
Income (loss) from continuing operations(2)	$—	$0.09	$0.16	$0.38
Income (loss) from discontinued operations(2)	0.01	—	—	(0.64)

Net income (loss)(2)	$—	$0.08	$0.16	$(0.26)

Diluted earnings per common share:
Income (loss) from continuing operations(2)	$—	$0.09	$0.16	$0.37
Income (loss) from discontinued operations(2)	0.01	—	—	(0.64)

Net income (loss)(2)	$—	$0.08	$0.16	$(0.26)

(1)	The 2008 results include non-cash goodwill and asset impairment charges. The table below summarizes the quarterly pretax impacts of the non-cash goodwill and asset impairment charges. For a further discussion of the impairment charges see Note 5, Goodwill and Identifiable Intangible Assets and Note 10, Discontinued Operations, in the Notes to Consolidated Financial Statements.

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

19. Quarterly Financial Information (Unaudited) (Continued)

(in millions of dollars)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Continuing Operations
Segment:
ACCO Brands Americas	$—	$9.9	$6.8	$143.9
ACCO Brands International	—	4.2	4.5	102.3
Computer Products Group	—	—	—	2.8

Total Continuing Operations	$—	$14.1	$11.3	$249.0
Discontinued Operations	$—	$48.3	$19.5	$17.0

(2)	In the fourth quarter of 2007, the Company recorded a non-cash goodwill impairment charge of $2.3 million pertaining to the Company’s Digital Print Finishing business, of which $1.6 million was recorded in the ACCO Brands Americas segment and $0.7 million was recorded in the ACCO Brands International segment. In addition, during the fourth quarter of 2007, the Company recorded a non-cash goodwill impairment charge of $32.8 million related to its Commercial Print Finishing business which are classified within Discontinued Operations. For a further discussion of the impairment charges see Note 5, Goodwill and Identifiable Intangible Assets and Note 10, Discontinued Operations, in the Notes to Consolidated Financial Statements.

20. Subsequent Events

In January 2009, the Company announced it had reached a definitive agreement to sell the Commercial Print Finishing business. The Company expects this transaction to close late in the second quarter of 2009. The Commercial Print Finishing business has been treated as a discontinued operation for all periods presented in this Annual Report on Form 10-K.

In January 2009, the Company’s Board of Directors approved amendments to temporarily freeze the Company’s U.S. pension and non-qualified supplemental retirement plans effective March 7, 2009. No additional benefits will accrue under these plans after that date until further action by the Board of Directors. This event will trigger a curtailment and remeasurement during the first quarter of 2009.

In January 2009, the Company’s Board of Directors approved amendments to the Company’s 401(k) plan. Effective February 21, 2009, the Company and all participating employers will cease to make employer matching contributions for all participants in the 401(k) plan on and after February 21, 2009.

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

21. Condensed Consolidated Financial Information

The Company’s 100% owned domestic subsidiaries are required to jointly and severally, fully and unconditionally guarantee the notes issued in 2005 (see Note 11, Long-term Debt and Short-term Borrowings). Rather than filing separate financial statements for each guarantor subsidiary with the Securities and Exchange Commission, the Company has elected to present the following consolidating financial statements, which detail the results of operations for the years ended December 31, 2008, 2007 and 2006, cash flows for the years ended December 31, 2008, 2007 and 2006 and financial position as of December 31, 2008 and 2007 of the Company and its guarantor and non-guarantor subsidiaries (in each case carrying investments under the equity method), and the eliminations necessary to arrive at the reported consolidated financial statements of the Company.

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

21. Condensed Consolidated Financial Information (Continued)

Condensed Consolidating Balance Sheets

	December 31, 2008
(in millions of dollars)	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$0.5	$(0.8)	$18.4	$—	$18.1
Accounts receivable, net	—	105.4	169.4	—	274.8
Inventory, net	—	154.3	112.2	—	266.5
Receivables from affiliates	198.8	38.1	73.6	(310.5)	—
Assets of discontinued operations held for sale	—	12.3	20.9	—	33.2
Deferred income taxes	15.4	8.2	9.4	—	33.0
Other current assets	2.8	13.4	22.9	—	39.1

Total current assets	217.5	330.9	426.8	(310.5)	664.7
Property, plant and equipment, net	1.7	114.3	78.8	—	194.8
Deferred income taxes	50.0	25.8	5.9	—	81.7
Goodwill	—	72.0	67.5	—	139.5
Identifiable intangibles, net	58.1	60.3	31.5	—	149.9
Prepaid pension	—	—	0.6	—	0.6
Other assets	19.1	5.0	25.3	—	49.4
Investment in, long-term receivable from, affiliates	556.4	810.8	198.0	(1,565.2)	—
Assets of discontinued operations held for sale	—	0.5	1.1	—	1.6

Total assets	$902.8	$1,419.6	$835.5	$(1,875.7)	$1,282.2

Liabilities and Stockholders’ Equity
Current liabilities
Notes payable to banks	$36.0	$—	$2.6	$—	$38.6
Current portion of long-term debt	—	0.1	25.8	—	25.9
Accounts payable	—	79.5	64.3	—	143.8
Accrued customer program liabilities	—	42.9	43.9	—	86.8
Other current liabilities	17.5	56.6	79.5	—	153.6
Payables to affiliates	50.6	422.7	281.0	(754.3)	—
Liabilities of discontinued operations held for sale	—	7.6	7.5	—	15.1

Total current liabilities	104.1	609.4	504.6	(754.3)	463.8
Long-term debt	546.4	56.1	41.7	—	644.2
Long-term notes payable to affiliates	178.2	83.8	2.1	(264.1)	—
Liabilities of discontinued operations held for sale	—	—	1.9	—	1.9
Deferred income taxes	37.2	(8.1)	13.7	—	42.8
Postretirement and other liabilities	40.3	73.7	18.9	—	132.9

Total liabilities	906.2	814.9	582.9	(1,018.4)	1,285.6
Stockholders’ equity
Common stock	0.6	448.1	76.0	(524.1)	0.6
Treasury stock, at cost	(1.1)	—	—	—	(1.1)
Paid-in capital	1,394.8	789.3	283.2	(1,072.5)	1,394.8
Accumulated other comprehensive income (loss)	(117.5)	(59.1)	(36.8)	95.9	(117.5)
Accumulated (deficit) retained earnings	(1,280.2)	(573.6)	(69.8)	643.4	(1,280.2)

Total stockholders’ equity	(3.4)	604.7	252.6	(857.3)	(3.4)

Total liabilities and stockholders’ equity	$902.8	$1,419.6	$835.5	$(1,875.7)	$1,282.2

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

21. Condensed Consolidated Financial Information (Continued)

Condensed Consolidating Balance Sheets

	December 31, 2007
(in millions of dollars)	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$8.4	$(0.3)	$34.2	$—	$42.3
Accounts receivable, net	—	167.4	222.9	—	390.3
Inventory, net	—	141.5	141.6	—	283.1
Receivables from affiliates	333.9	11.6	16.4	(361.9)	—
Assets of discontinued operations held for sale	—	16.7	26.0	—	42.7
Deferred income taxes	15.9	8.4	10.7	—	35.0
Other current assets	0.8	14.9	12.8	—	28.5

Total current assets	359.0	360.2	464.6	(361.9)	821.9
Property, plant and equipment, net	1.0	110.8	105.8	—	217.6
Deferred income taxes	64.1	4.8	22.6	—	91.5
Goodwill	—	214.0	166.4	—	380.4
Identifiable intangibles, net	70.1	86.7	61.5	—	218.3
Prepaid pension	—	6.2	30.4	—	36.6
Other assets	15.8	17.1	31.1	—	64.0
Assets of discontinued operations held for sale	—	38.4	29.8	—	68.2
Investment in, long-term receivable from, affiliates	880.5	800.2	198.0	(1,878.7)	—

Total assets	$1,390.5	$1,638.4	$1,110.2	$(2,240.6)	$1,898.5

Liabilities and Stockholders’ Equity
Current liabilities
Notes payable to banks	$—	$—	$6.4	$—	$6.4
Current portion of long-term debt	—	0.2	0.2	—	0.4
Accounts payable	—	110.9	79.2	—	190.1
Accrued customer program liabilities	—	58.6	59.4	—	118.0
Other current liabilities	13.7	65.0	80.3	—	159.0
Payables to affiliates	7.5	507.4	296.6	(811.5)	—
Liabilities of discontinued operations held for sale	—	6.6	17.7	—	24.3

Total current liabilities	21.2	748.7	539.8	(811.5)	498.2
Long-term debt	651.0	0.5	117.0	—	768.5
Long-term notes payable to affiliates	178.4	92.7	15.3	(286.4)	—
Liabilities of discontinued operations held for sale	—	1.2	1.8	—	3.0
Deferred income taxes	51.9	9.4	42.0	—	103.3
Postretirement and other liabilities	49.7	11.5	26.0	—	87.2

Total liabilities	952.2	864.0	741.9	(1,097.9)	1,460.2
Stockholders’ equity
Common stock	0.6	600.9	36.5	(637.4)	0.6
Treasury stock, at cost	(1.1)	—	—	—	(1.1)
Paid-in capital	1,388.9	623.8	241.8	(865.6)	1,388.9
Accumulated other comprehensive income (loss)	(9.2)	(17.8)	39.4	(21.6)	(9.2)
Accumulated (deficit) retained earnings	(940.9)	(432.5)	50.6	381.9	(940.9)

Total stockholders’ equity	438.3	774.4	368.3	(1,142.7)	438.3

Total liabilities and stockholders’ equity	$1,390.5	$1,638.4	$1,110.2	$(2,240.6)	$1,898.5

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

21. Condensed Consolidated Financial Information (Continued)

Consolidating Statement of Operations

	Year Ended December 31, 2008
(in millions of dollars)	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Unaffiliated sales	$—	$760.2	$818.0	$—	$1,578.2
Affiliated sales	—	59.7	30.9	(90.6)	—

Net sales	—	819.9	848.9	(90.6)	1,578.2
Cost of products sold	—	600.9	584.1	(90.6)	1,094.4
Advertising, selling, general and administrative expenses	27.2	192.7	159.1	—	379.0
Amortization of intangibles	0.1	3.8	3.8	—	7.7
Restructuring charges	0.1	16.0	12.7	—	28.8
Goodwill and asset impairment charges	11.9	142.4	120.1	—	274.4

Operating income (loss)	(39.3)	(135.9)	(30.9)	—	(206.1)
Interest (income) expense from affiliates	(3.3)	(2.3)	5.6	—	—
Interest expense	46.6	8.8	8.3	—	63.7
Equity in (earnings) of joint ventures	—	(0.1)	(6.4)	—	(6.5)
Other (income) expense, net	(18.7)	(6.5)	7.9	—	(17.3)

Income (loss) from continuing operations before income taxes and minority interest and earnings (losses) of wholly owned subsidiaries	(63.9)	(135.8)	(46.3)	—	(246.0)
Income taxes	3.3	(11.8)	25.4	—	16.9
Minority interest, net of tax	—	—	0.1	—	0.1

Income (loss) from continuing operations	(67.2)	(124.0)	(71.8)	—	(263.0)
Income (loss) from discontinued operations, net of income taxes	—	(39.9)	(36.3)	—	(76.2)

Income (loss) before earnings (losses) of wholly owned subsidiaries	(67.2)	(163.9)	(108.1)	—	(339.2)
Earnings (losses) of wholly owned subsidiaries	(272.0)	11.5	—	260.5	—

Net income (loss)	$(339.2)	$(152.4)	$(108.1)	$260.5	$(339.2)

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

21. Condensed Consolidated Financial Information (Continued)

Consolidating Statement of Operations

	Year Ended December 31, 2007
(in millions of dollars)	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Unaffiliated sales	$—	$967.1	$867.7	$—	$1,834.8
Affiliated sales	—	56.7	44.3	(101.0)	—

Net sales	—	1,023.8	912.0	(101.0)	1,834.8
Cost of products sold	—	734.6	628.7	(101.0)	1,262.3
Advertising, selling, general and administrative expenses	35.3	217.1	181.1	—	433.5
Amortization of intangibles	0.1	4.0	3.8	—	7.9
Restructuring charges	—	2.3	18.7	—	21.0
Goodwill and asset impairment charges	—	1.6	0.7	—	2.3

Operating income (loss)	(35.4)	64.2	79.0	—	107.8
Interest (income) expense from affiliates	(3.2)	(1.6)	4.8	—	—
Interest expense	42.7	11.0	10.4	—	64.1
Equity in (earnings) losses of joint ventures	—	0.1	(6.9)	—	(6.8)
Other (income) expense, net	(1.6)	(8.8)	9.7	—	(0.7)

Income (loss) from continuing operations before income taxes and minority interest and earnings (losses) of wholly owned subsidiaries	(73.3)	63.5	61.0	—	51.2
Income taxes	0.1	(0.6)	17.1	—	16.6
Minority interest, net of tax	—	—	0.6	—	0.6

Income (loss) from continuing operations	(73.4)	64.1	43.3	—	34.0
Income (loss) from discontinued operations, net of income taxes	—	(22.2)	(12.7)	—	(34.9)
Income (loss) before earnings (losses) of wholly owned subsidiaries	(73.4)	41.9	30.6	—	(0.9)
Earnings (losses) of wholly owned subsidiaries	72.5	0.9	—	(73.4)	—

Net income (loss)	$(0.9)	$42.8	$30.6	$(73.4)	$(0.9)

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

21. Condensed Consolidated Financial Information (Continued)

Consolidating Income Statement

	Year Ended December 31, 2006
(in millions of dollars)	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Unaffiliated sales	$—	$1,016.8	$830.2	$—	$1,847.0
Affiliated sales	—	66.1	61.0	(127.1)	—

Net sales	—	1,082.9	891.2	(127.1)	1,847.0
Cost of products sold	—	808.7	623.6	(127.1)	1,305.2
Advertising, selling, general and administrative expenses	43.2	208.0	180.8	—	432.0
Amortization of intangibles	0.1	4.4	3.9	—	8.4
Restructuring charges	0.1	8.6	35.4	—	44.1

Operating income (loss)	(43.4)	53.2	47.5	—	57.3
Interest (income) expense from affiliates	(1.4)	(0.8)	2.2	—	—
Interest expense	46.2	4.7	10.2	—	61.1
Equity in (earnings) losses of joint ventures	—	0.8	(4.7)	—	(3.9)
Other (income) expense, net	(3.5)	(8.2)	11.7	—	—

Income (loss) from continuing operations before income taxes and minority interest and earnings (losses) of wholly owned subsidiaries	(84.7)	56.7	28.1	—	0.1
Income taxes	(29.3)	9.9	17.2	—	(2.2)
Minority interest, net of tax	—	—	0.2	—	0.2

Income (loss) from continuing operations	(55.4)	46.8	10.7	—	2.1
Income from discontinued operations, net of income taxes	—	3.2	1.9	—	5.1
Income (loss) before earnings (losses) of wholly owned subsidiaries	(55.4)	50.0	12.6	—	7.2
Earnings (losses) of wholly owned subsidiaries	62.6	(3.2)	—	(59.4)	—

Net income (loss)	$7.2	$46.8	$12.6	$(59.4)	$7.2

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

21. Condensed Consolidated Financial Information (Continued)

Condensed Consolidating Statement of Cash Flows

	Year Ended December 31, 2008
(in millions of dollars)	Parent	Guarantors	Non-Guarantors	Consolidated
Net cash provided by operating activities:	$(65.1)	$59.0	$43.3	$37.2

Investing activities:
Additions to property, plant and equipment	(0.9)	(30.3)	(12.3)	(43.5)
Proceeds from the disposition of assets	—	7.7	17.1	24.8

Net cash provided by (used by) investing activities	(0.9)	(22.6)	4.8	(18.7)
Financing activities:
Intercompany financing	113.6	(103.0)	(10.6)	—
Net dividends	—	11.2	(11.2)	—
Proceeds from long-term debt	—	75.0	0.1	75.1
Repayments of long-term debt	(85.6)	(19.5)	(33.1)	(138.2)
Proceeds from short-term debt	36.0	—	(4.0)	32.0
Cost of debt amendment	(6.2)	(0.6)	(0.1)	(6.9)
Proceeds from the exercise of stock options	0.3	—	—	0.3

Net cash provided by (used by) financing activities	58.1	(36.9)	(58.9)	(37.7)
Effect of foreign exchange rate changes on cash	—	—	(5.0)	(5.0)
Net increase (decrease) in cash and cash equivalents	(7.9)	(0.5)	(15.8)	(24.2)
Cash and cash equivalents at the beginning of the period	8.4	(0.3)	34.2	42.3

Cash and cash equivalents at the end of the period	$0.5	$(0.8)	$18.4	$18.1

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

21. Condensed Consolidated Financial Information (Continued)

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

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

21. Condensed Consolidated Financial Information (Continued)

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

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

ITEM 9A. Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

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

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Information required under this Item is contained in the Company’s 2009 Definitive Proxy Statement, which is to be filed with the Securities and Exchange Commission prior to April 30, 2009 and is incorporated herein by reference.

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

As required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual, the Company’s former Chief Executive Officer certified to the NYSE within 30 days after the Company’s 2008 Annual Meeting of Stockholders that he was not aware of any violation by the Company of the NYSE Corporate Governance Listing Standards.

ITEM 11. Executive Compensation

Information required under this Item is contained in the Company’s 2009 Definitive Proxy Statement, which is to be filed with the Securities and Exchange Commission prior to April 30, 2009 and is incorporated herein by reference.

ITEM 12. Equity Compensation Plan Information

The following table gives information, as of December 31, 2008, about our common stock that may be issued upon the exercise of options and other equity awards under all compensation plans under which equity securities are reserved for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)) (c)
Equity compensation plans approved by security holders(1)	4,500,839	$17.89	2,715,000	(2)
Equity compensation plans not approved by security holders	—	—	—

Total	4,500,839	$17.89	2,715,000

(1)	This number includes 2,270,508 common shares that were subject to issuance upon the exercise of stock options granted under the Plan, and 2,230,331 common shares that were subject to issuance upon the exercise of stock options pursuant to the Company’s 2005 Assumed Option and Restricted Stock Unit Plan. The weighted-average exercise price in column (b) of the table reflects all such options.

(2)	These are shares available for grant as of December 31, 2008 under the Plan pursuant to which the compensation committee of the Board of Directors may make various stock-based awards including grants of stock options, restricted stock, restricted stock units and performance share units. In addition to these shares, the following shares may become available for grant under the Plan and, to the extent such shares have become available as of December 31, 2008, they are included in the table as available for grant: (i) shares covered by outstanding awards under the Plan that were forfeited or otherwise terminated and (ii) shares that are used to pay the exercise price of the stock options and shares used to pay withholding taxes on equity awards generally.

Other information required under this Item is contained in the Company’s 2009 Definitive Proxy Statement, which is to be filed with the Securities and Exchange Commission prior to April 30, 2009, and is incorporated herein by reference.

ITEM 13. Certain Relationships, Related Transactions and Director Independence

Information required under this Item is contained in the Company’s 2009 Definitive Proxy Statement, which is to be filed with the Securities and Exchange Commission prior to April 30, 2009 and is incorporated herein by reference.

ITEM 14. Principal Accountant Fees and Services

Information required under this Item is contained in the Company’s 2009 Definitive Proxy Statement, which is to be filed with the Securities and Exchange Commission Prior to April 30, 2009 and is incorporated herein by reference.

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

The following consolidated financial statements of the Company and its subsidiaries are filed as part of this report under Item 8—Financial Statements and Supplementary Data, as part of this Report on Form 10-K:

2.	Financial Statement Schedule:

Schedule II—Valuation and Qualifying Accounts and Reserves, for each of the years ended December 31, 2008, 2007 and 2006.

3.	Exhibits:

See Index to Exhibits on page 110 of this report.

EXHIBIT INDEX

Number	Description of Exhibit
2.1	Agreement and Plan of Merger, dated as of March 15, 2005, by and among Fortune Brands, Inc., ACCO World Corporation, Gemini Acquisition Sub, Inc. and General Binding Corporation (incorporated by reference to Annex A to the proxy statement/prospectus—information statement included in ACCO Brands Corporation’s (the “Registrant”) Registration Statement on Form S-4 (File No. 333-124946))

2.2	Amendment to Agreement and Plan of Merger, dated as of August 4, 2005, by and among Fortune Brands, Inc., ACCO World Corporation, Gemini Acquisition Sub, Inc. and General Binding Corporation (incorporated by reference to Exhibit 2.2 to The Registrant’s Current Report on Form 8-K dated August 3, 2005 and filed August 8, 2005 (File No. 001-08454))

3.1	Restated Certificate of Incorporation of ACCO Brands Corporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed by the Registrant on May 19, 2008 (File No. 001-08454))

3.2	Certificate of Designation of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed August 17, 2005)

3.3	By-laws of ACCO Brands Corporation as amended through December 19, 2008 (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by the Registrant on December 24, 2008 (File No. 001-08454))

4.1	Indenture, dated as of August 5, 2005, between ACCO Financial, Inc. and Wachovia Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated August 3,2005 and filed August 8, 2005 (File No. 001-08454))

4.2	Supplemental Indenture, dated as of August 17, 2005, among ACCO Brands Corporation, the Guarantors signatory thereto and Wachovia Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated August 17, 2005 and filed August 23, 2005 (File No. 001-08454))

4.3	Registration Rights Agreement, dated as of August 5, 2005, among ACCO Finance I, Inc., Citigroup Global Markets Inc., Goldman, Sachs & Co., Harris Nesbitt Corp., ABN AMRO Incorporated, NatCity Investments, Inc. and Piper Jaffray & Co. (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K dated August 3, 2005 and filed August 8, 2005 (File No. 001-08454))

4.4	Joinder Agreement, dated as of August 17, 2005, among ACCO Brands Corporation, the Guarantors signatory thereto and Citigroup Global Markets Inc. and Goldman, Sachs & Co., as representatives of the Initial Purchasers (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated August 17, 2005 and filed August 23, 2005 (File No. 001-08454))

10.1	Registration Rights Agreement, dated as of March 15, 2005 by and between ACCO World Corporation and Lane Industries, Inc. (incorporated by reference to Exhibit 4.2 to ACCO Brands Corporation Form S-4/A filed June 22, 2005 (File No. 333-124946))

10.2	Credit Agreement, dated as of August 17, 2005, by and among ACCO Brands Corporation, ACCO Brands Europe Ltd., Furlon Holding B.V. (to be renamed ACCO Nederland Holdings B.V.) and the lenders and issuers party hereto, Citicorp North America, Inc., as Administrative Agent, and ABN AMRO Bank, N.V., as Syndication Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated August 17, 2005 and filed August 23, 2005 (File No. 001-08454))

Number	Description of Exhibit
10.3	Amendment No. 1 and Waiver to Credit Agreement among ACCO Brands Corporation, ACCO Nederland Holdings B.V. (as successor to Furlon Holding B.V.), ACCO Brands Europe Ltd., the lenders listed therein, Citicorp North America Inc., as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 14, 2006)

10.4	Amendment No. 2 to Credit Agreement among the Company, certain of its subsidiaries, the lenders listed on the signature pages thereto, and Citicorp North America, Inc., as Administrative Agent (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant on April 4, 2006 (File No. 001-08454))

10.5	Amendment No. 3 to Credit Agreement among the Company, certain of its subsidiaries, the lenders listed on the signature pages thereto, and Citicorp North America, Inc., as Administrative Agent (incorporated by reference to Exhibit 10.1 to Form 10-Q filed by the Registrant on November 9, 2006 (File No. 001-08454))

10.6	Amendment No. 4 to Credit Agreement among the Company, certain of its subsidiaries, the lenders listed on the signature pages thereto, and Citicorp North America, Inc., as Administrative Agent (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant on January 22, 2008 (File No. 001-08454))

10.7	Amendment No. 5 to Credit Agreement, dated as of December 15, 2008, entered into by ACCO Brands Corporation, ACCO Nederland Holdings B.V., ACCO Brands Europe Ltd. and Citicorp North America, Inc., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant on December 15, 2008 (File No. 001-08454))

10.8	Distribution Agreement, dated as of March 15, 2005, by and between Fortune Brands, Inc. and ACCO World Corporation (incorporated by reference to Annex B to the proxy statement/ prospectus—information statement included in the Registrant’s Registration Statement on Form S-4 (File No. 333-124946))

10.9	Amendment to Distribution Agreement, dated as of August 4, 2005, by and between Fortune Brands, Inc. and ACCO World Corporation (incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K dated August 3, 2005 and filed August 8, 2005 (File No. 001-08454))

10.10	ACCO Brands Corporation 2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated August 3, 2005 and filed August 8, 2005 (File No. 001-08454))

10.11	ACCO Brands Corporation 2005 Assumed Option and Restricted Stock Unit Plan, together with Sub-Plan A thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated August 3,2005 and filed August 8, 2005 (File No. 001-08454))

10.12	Copy of resolutions of the Board of Directors of ACCO, adopted August 3, 2005, approving the conversion to ACCO stock options of certain stock options granted pursuant to the Fortune Brands, Inc. 1999 Long-Term Incentive Plan (the “Fortune 1999 LTIP”), the Fortune Brands, Inc. 2003 Long-Term Incentive Plan (the “Fortune 2003 LTIP”), the General Binding Corporation 1989 Stock Option Plan, as amended and restated (the “GBC 1989 Stock Option Plan”), the General Binding Corporation 2001 Stock Incentive Plan for Employees (the “GBC 2001 Stock Plan”) and the General Binding Corporation Non-Employee Directors 2001 Stock Option Plan (the “GBC 2001 Directors Plan”) and the conversion to ACCO restricted stock units of certain restricted stock units that did not vest in full upon consummation of the merger of Acquisition Sub and GBC (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 25, 2005 (File No. 001-08454))

Number	Description of Exhibit
10.13	ACCO Brands Corporation Annual Executive Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated August 3, 2005 and filed August 8, 2005 (File No. 001-08454))

10.14	ACCO Brands Corporation Deferred Compensation Plan for Non-employee Directors (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 12, 2005 (File No. 001-08454))

10.15	Tax Allocation Agreement, dated as of August 16, 2005, between ACCO World Corporation and Fortune Brands, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated August 12, 2005 and filed August 17, 2005 (File No. 001-08454))

10.16	Tax Allocation Agreement, dated as of August 16, 2005, between General Binding Corporation and Lane Industries, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated August 12, 2005 and filed August 17, 2005 (File No. 001-08454))

10.17	Transition Services Agreement, dated as of August 16, 2005, between ACCO World Corporation and Fortune Brands, Inc. (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-4 (File No. 333-128784))

10.18	Description of changes to terms of oral employment agreements for David P. Campbell, Neal V. Fenwick, Dennis L. Chandler and Steven Rubin (incorporated by reference to Item 1.01 of the Registrant’s Current Report on Form 8-K dated September 27, 2005 and filed October 3, 2005 (File No. 001-08454))

10.19	Description of changes to terms of compensation arrangements Messrs. Campbell, Fenwick, Chandler, Turner and Boris Elisman (incorporated by reference to Item 1.01 of Form 8-K of the Registrant filed on March 6, 2006 (File No. 001-08454))

10.20	Description of changes to terms of compensation arrangements for Messrs. Campbell, Fenwick, Chandler, Turner and Elisman (incorporated by reference to Item 5.02 of Form 8-K of the Registrant filed on March 7, 2007 (File No. 001-08454))

10.21	Employee Matters Agreement, dated as of March 15, 2005, by and among Fortune Brands, Inc., ACCO World Corporation and General Binding Corporation (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-4 (File No. 333-124946))

10.22	Executive Severance/Change in Control Agreement, dated as of August 26, 2000, by and between Steven Rubin and GBC (incorporated by reference to Exhibit 10.15 to General Binding Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (File No. 001-08454))

10.23	Executive Severance/Change in Control Agreement, dated as of August 26, 2000, by and between John E. Turner and GBC (incorporated by reference to Exhibit 10.18 to General Binding Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (File No. 001-08454))

10.24	Letter Agreement, dated as of September 5, 2003, between ACCO World Corporation and Neal Fenwick (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-4 (File No. 333-124946))

10.25	Letter Agreement, dated November 8, 2000, as revised in January 2001, between ACCO World Corporation and Neal Fenwick (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-4 (File No. 333-124946))

10.26	Letter Agreement, dated September 8, 1999, between ACCO World Corporation and Neal Fenwick (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-4 (File No. 333-124946))

Number	Description of Exhibit
10.27	ACCO Executive Severance Plan and Summary Plan Description, as Amended and Restated effective October 1, 2002 (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-4 (File No. 333-124946))

10.28	Amended and Restated ACCO Brands Deferred Compensation Plan for Non-Employee Directors, effective January 1, 2008 (incorporated by reference to Exhibit 10.1 to Form 10-Q filed by the Registrant on November 8, 2007 (File No. 001-08454))

10.29	Amended and Restated ACCO Brands Corporation 2005 Incentive Plan (incorporated by reference to Annex A of the Registrant’s definitive proxy statement filed April 4, 2006 (File No. 001-08454))

10.30	Amendment to the Amended and Restated ACCO Brands Corporation 2005 Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant on May 19, 2008 (File No. 001-08454))

10.31	ACCO Brands Corporation Executive Severance Plan (effective December 1, 2007) (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant on November 29, 2007 (File No. 001-08454))

10.32	ACCO Brands Corporation (Frozen) Deferred Compensation Plan (formerly, General Binding Corporation Supplemental Deferred Compensation Plan No. 2) as amended and restated effective January 1, 2008 (incorporated by reference to Exhibit 10.30 to Form 10-K filed by the Registrant on February 29, 2008 (File No. 001-08454))

10.33	2008 Amended and Restated ACCO Brands Corporation Supplemental Retirement Plan (incorporated by reference to Exhibit 10.31 to Form 10-K filed by the Registrant on February 29, 2008 (File No. 001-08454))

10.34	Amendment to the 2008 Amended and Restated ACCO Brands Corporation Supplemental Retirement Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant on January 22, 2009 (File No. 001-08454))

10.35	Interim Retirement Agreement between ACCO Brands Corporation and John E. Turner effective as of January 7, 2008 (incorporated by reference to Exhibit 10.32 to Form 10-K filed by the Registrant on February 29, 2008 (File No. 001-08454))

10.36	Receivables Sale and Contribution Agreement, dated January 9, 2008, among ACCO Brands Receivables Funding LLC as Buyer and ACCO Brands USA LLC as Originator, Servicer and sole member of ACCO Brands Receivables Funding LLC (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant on January 10, 2008 (File No. 001-08454))

10.37	Receivables Purchase Agreement, dated January 9, 2008, among ACCO Brands Receivables Funding LLC, as Seller, ACCO Brands USA LLC, as Servicer, Gotham Funding Corporation, as Purchaser, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Agent (incorporated by reference to Exhibit 10.2 to Form 8-K filed by the Registrant on January 10, 2008 (File No. 001-08454))

10.38	Retirement Agreement for David D. Campbell effective as of May 1, 2008 (incorporated by reference to Exhibit 10.3 to Form 10-Q filed by the Registrant on May 7, 2008 (File No. 001-08454))

10.39	Retirement Agreement for Neal V. Fenwick effective as of May 1, 2008 (incorporated by reference to Exhibit 10.4 to Form 10-Q filed by the Registrant on May 7, 2008 (File No. 001-08454))

10.40	Form of Amendment No. 1 to Performance Stock Unit Award Agreement (2006 – 2008 Performance Period) issued under the ACCO Brands Corporation Amended and Restated 2005 Incentive Plan. (incorporated by reference to Exhibit 10.1 to Form 10-Q filed by the Registrant on May 7, 2008 (File No. 001-08454))

Number	Description of Exhibit
10.41	Form of Amendment No. 1 to Performance Stock Unit Award Agreement (2007 – 2009 Performance Period) issued under the ACCO Brands Corporation Amended and Restated 2005 Incentive Plan (incorporated by reference to Exhibit 10.2 to Form 10-Q filed by the Registrant on May 7, 2008 (File No. 001-08454))

10.42	Letter Agreement and General Release between the Company and Dennis L. Chandler, effective September 30, 2008 (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant on October 1, 2008 (File No. 001-08454))

10.43	Letter Agreement and General Release between the Company and David D. Campbell (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant on November 26, 2008 (File No. 001-08454))

10.44	Letter Agreement dated November 4, 2008, between ACCO Brands Corporation and Robert J. Keller (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant on November 5, 2008 (File No. 001-08454))

10.45	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant on December 24, 2008 (File No. 001-08454))

10.46	Form of Stock-settled Stock Appreciation Rights Agreement under the ACCO Brands Corporation Amended and Restated 2005 Long-Term Incentive Plan, as amended*

18.1	Letter dated March 20, 2006 from PricewaterhouseCoopers LLP, the Company’s registered public accounting firm, concerning a change in accounting principle (incorporated by reference to Exhibit 18.1 to Form 10-K filed by the Registrant on March 22, 2006 (File No. 001-08454))

21.1	Subsidiaries of the registrant*

23.1	Consent of PricewaterhouseCoopers LLP*

24.1	Power of attorney*

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.

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
Thomas P. O’Neill, Jr.
Senior Vice President, Finance and Accounting (principal accounting officer)

March 2, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on its behalf by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT J. KELLER Robert J. Keller	Chairman of the Board and Chief Executive Officer (principal executive officer)	March 2, 2009

/s/ NEAL V. FENWICK Neal V. Fenwick	Executive Vice President and Chief Financial Officer (principal financial officer)	March 2, 2009

/s/ THOMAS P. O’NEILL, JR. Thomas P. O’Neill, Jr.	Senior Vice President, Finance and Accounting (principal accounting officer)	March 2, 2009

/s/ GEORGE V. BAYLY* George V. Bayly	Director	March 2, 2009

Signature	Title	Date

/s/ DR. PATRICIA O. EWERS* Dr. Patricia O. Ewers	Director	March 2, 2009

/s/ G. THOMAS HARGROVE* G. Thomas Hargrove	Director	March 2, 2009

/s/ ROBERT H. JENKINS* Robert H. Jenkins	Director	March 2, 2009

/s/ PIERRE E. LEROY* Pierre E. Leroy	Director	March 2, 2009

/s/ NORMAN H. WESLEY* Norman H. Wesley	Director	March 2, 2009

/s/ NEAL V. FENWICK * Neal V. Fenwick as Attorney-in-Fact

ACCO Brands Corporation

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

SCHEDULE II

Allowances for Doubtful Accounts

Changes in the allowances for doubtful accounts were as follows:

	Year Ended December 31,
	2008	2007	2006
	(In millions of dollars)
Balance at beginning of year	$6.9	$7.7	$8.3
Additions charged to expense	3.1	1.9	0.8
Deductions—write offs	(2.3)	(3.2)	(1.8)
Foreign exchange changes	(0.6)	0.5	0.4

Balance at end of year	$7.1	$6.9	$7.7

Allowances for Sales Returns and Discounts

Changes in the allowances for sales returns and discounts were as follows:

	Year Ended December 31,
	2008	2007	2006
	(In millions of dollars)
Balance at beginning of year	$20.2	$16.5	$16.7
Additions charged to expense	52.7	65.2	42.2
Deductions—returns	(57.1)	(61.9)	(42.4)
Foreign exchange changes	(0.9)	0.4	—

Balance at end of year	$14.9	$20.2	$16.5

Allowances for Cash Discounts

Changes in the allowances for cash discounts were as follows:

	Year Ended December 31,
	2008	2007	2006
	(In millions of dollars)
Balance at beginning of year	$1.7	$1.6	$1.9
Additions charged to expense	14.6	14.9	13.9
Deductions—discounts taken	(15.1)	(14.9)	(14.2)
Foreign exchange changes	(0.1)	0.1	—

Balance at end of year	$1.1	$1.7	$1.6

ACCO Brands Corporation

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

SCHEDULE II (continued)

Warranty Reserves

Changes in the reserve for warranty claims were as follows:

	Year Ended December 31,
	2008	2007	2006
	(In millions of dollars)
Balance at the beginning of the year	$3.5	$5.9	$4.2
Provision for warranties issued	2.2	2.4	4.0
Settlements made (in cash or in kind)	(2.7)	(4.8)	(2.3)

Balance at the end of year	$3.0	$3.5	$5.9

Income Tax Valuation Allowance

Changes in the deferred tax valuation allowances were as follows:

	Year Ended December 31,
	2008	2007	2006
	(In millions of dollars)
Balance at beginning of year	$54.1	$45.8	$28.5
Additions charged to expense	20.3	16.1	17.5
Acquisition of GBC	—	(3.3)	—
Deductions	(10.6)	(4.5)	(0.2)

Balance at end of year	$63.8	$54.1	$45.8