Form 10-Q
period 2009-03-31
ACCO BRANDS CORP
filed 2009-05-06
CIK 712034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2009, the registrant had outstanding 54,549,194 shares of Common Stock.

Cautionary Statement Regarding Forward-Looking Statements. Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of invoking these safe harbor provisions. These forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “will,” “believe,” “expect,” “intend,” “anticipate,” “estimate,” “forecast,” “project,” “plan,” or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Because actual results may differ from those predicted by such forward-looking statements, you should not rely on such forward-looking statements when deciding whether to buy, sell or hold the Company’s securities. We undertake no obligation to update these forward-looking statements in the future. For a discussion of important factors that could affect our results, please refer to PART I, ITEM 1A. Risk Factors, contained in the Company’s annual report on Form 10-K for the year ended December 31, 2008, and the discussions set forth in PART I, ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, including under the caption “Forward-Looking Statements,” below.

Unless the context otherwise requires, the terms “ACCO Brands,” “we,” “us,” “our,” “the Company” and other similar terms refer to ACCO Brands Corporation and its consolidated subsidiaries, including GBC. The term “GBC” refers to General Binding Corporation, a Delaware corporation acquired by ACCO Brands in a merger upon the spin-off of ACCO Brands from Fortune Brands, Inc. in August, 2005. Fortune Brands, Inc. was the parent company of ACCO Brands prior to the spin-off.

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

It is suggested that the condensed consolidated financial statements included herein in PART I, ITEM 1. Financial Information, be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2008.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ACCO Brands Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31, 2009	December 31, 2008
(in millions of dollars)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$17.6	$18.1
Accounts receivable, net	245.9	274.8
Inventories, net	239.0	266.5
Deferred income taxes	31.2	33.0
Other current assets	37.9	39.1
Assets of discontinued operations held for sale	29.9	33.2

Total current assets	601.5	664.7
Property, plant and equipment, net	186.6	194.8
Deferred income taxes	75.8	81.7
Goodwill	136.8	139.5
Identifiable intangibles, net	149.3	149.9
Other assets	48.6	50.0
Assets of discontinued operations held for sale	1.2	1.6

Total assets	$1,199.8	$1,282.2

Liabilities and Stockholders’ Deficit
Current liabilities:
Notes payable to banks	$73.7	$38.6
Current portion of long-term debt	38.1	25.9
Accounts payable	109.3	143.8
Accrued compensation	18.7	21.5
Accrued customer program liabilities	69.8	86.8
Other current liabilities	99.1	132.1
Liabilities of discontinued operations held for sale	13.4	15.1

Total current liabilities	422.1	463.8
Long-term debt	628.5	644.2
Deferred income taxes	48.7	42.8
Pension and post-retirement benefit obligations	71.2	88.7
Other non-current liabilities	28.6	44.2
Liabilities of discontinued operations held for sale	2.0	1.9

Total liabilities	1,201.1	1,285.6

Commitments and Contingencies — Note 15

Stockholders’ deficit:
Common stock	0.6	0.6
Treasury stock	(1.3)	(1.1)
Paid-in capital	1,395.8	1,394.8
Accumulated other comprehensive loss	(109.2)	(117.5)
Accumulated deficit	(1,287.2)	(1,280.2)

Total stockholders’ deficit	(1.3)	(3.4)

Total liabilities and stockholders’ deficit	$1,199.8	$1,282.2

See notes to condensed consolidated financial statements.

ACCO Brands Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
(in millions of dollars, except per share data)	2009	2008
Net sales	$293.4	$400.0

Operating costs and expenses:
Cost of products sold	211.3	279.1
Advertising, selling, general and administrative expenses	64.6	103.0
Amortization of intangibles	1.7	1.9
Restructuring charges	2.4	5.6

Total operating costs and expenses	280.0	389.6

Operating income	13.4	10.4

Non-operating expense (income):
Interest expense, net	16.1	16.1
Equity in (earnings) of joint ventures	(0.3)	(1.7)
Other (income) expense, net	2.4	(0.9)

Loss from continuing operations before income taxes	(4.8)	(3.1)
Income tax benefit	(1.1)	(1.0)

Loss from continuing operations	(3.7)	(2.1)
Income (loss) from discontinued operations, net of income taxes	(3.3)	0.3

Net loss	$(7.0)	$(1.8)

Per Share:
Basic earnings (loss) per share:
Loss from continuing operations	$(0.07)	$(0.04)
Income (loss) from discontinued operations	(0.06)	0.01

Basic earnings (loss) per share	$(0.13)	$(0.03)

Diluted earnings (loss) per share:
Loss from continuing operations	$(0.07)	$(0.04)
Income (loss) from discontinued operations	(0.06)	0.01

Diluted earnings (loss) per share	$(0.13)	$(0.03)

Weighted average number of shares outstanding:
Basic	54.4	54.1
Diluted	54.4	54.1

See notes to condensed consolidated financial statements.

ACCO Brands Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
(in millions of dollars)	2009	2008
Operating activities
Net loss	$(7.0)	$(1.8)
Restructuring, impairment and other non-cash charges	2.8	1.0
(Gain)/loss on sale of assets	(0.2)	0.2
Depreciation	7.6	9.3
Amortization of debt issuance costs	1.6	1.8
Amortization of intangibles	1.7	2.5
Stock-based compensation	0.9	0.9
Gain on bond redemption	—	(1.4)
Changes in balance sheet items:
Accounts receivable	25.6	64.6
Inventories	20.6	(16.1)
Other assets	(8.0)	(11.1)
Accounts payable	(34.7)	(43.3)
Accrued expenses and other liabilities	(35.7)	(43.4)
Income taxes	(6.7)	(3.2)
Equity in earnings of joint ventures, net of dividends received	(0.1)	(1.1)

Net cash used by operating activities	(31.6)	(41.1)
Investing activities
Additions to property, plant and equipment	(1.8)	(16.3)
Assets acquired	(0.7)	—
Proceeds from the disposition of assets	0.1	0.6

Net cash used by investing activities	(2.4)	(15.7)
Financing activities
Proceeds from long-term borrowings	—	63.5
Repayments of long-term debt	(0.7)	(84.0)
Borrowings of short-term debt, net	35.1	74.4
Cost of debt issuance	—	(1.2)
Other	(0.2)	0.2

Net cash provided by financing activities	34.2	52.9
Effect of foreign exchange rate changes on cash	(0.7)	0.2

Net decrease in cash and cash equivalents	(0.5)	(3.7)
Cash and cash equivalents
Beginning of period	18.1	42.3

End of period	$17.6	$38.6

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

The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Company believes the disclosures are adequate to make the information presented not misleading, certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2008.

The condensed consolidated balance sheet as of March 31, 2009, the related condensed consolidated statements of operations for the three months ended March 31, 2009 and 2008 and the related condensed consolidated statements of cash flows for the three months ended March 31, 2009 and 2008 are unaudited. The December 31, 2008 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required annually by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments consisting of only normal recurring adjustments necessary for a fair presentation of the financial statements have been included. Interim results may not be indicative of results for a full year.

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

2. Recent Accounting Pronouncements

In December 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. 132(R)-1, “Employers’ Disclosure about Postretirement Benefit Plan Assets.” This FSP provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. FSP 132(R)-1 is effective for fiscal years beginning after December 15, 2009. We are currently evaluating the disclosure implications of this FSP.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. FSP FAS 107-1 and APB 28-1 requires fair value disclosures in both interim as well as annual financial statements in order to provide more timely information about the effects of current market conditions on financial instruments. FSP FAS 107-1 and APB 28-1 is effective for interim periods ending after June 15, 2009. The Company will adopt the new disclosure requirements beginning with its June 30, 2009 financial statements.

3. Recently Adopted Accounting Principles

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (SFAS 141(R)). SFAS 141(R) establishes the principles and requirements for how an acquirer (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) makes significant changes to existing accounting practices for acquisitions, including the requirement to expense transaction costs and to reflect the fair value of contingent purchase price adjustments at the date of acquisition. In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP FAS 141(R)-1”). FSP FAS 141(R)-1 amends the provisions of SFAS No. 141(R) for the initial recognition and measurement of assets and liabilities arising from contingencies in a business combination to generally carry forward the requirements of SFAS No. 141, “Business Combinations.” Subsequent measurement of assets and liabilities arising from contingencies is determined on a systematic and rational basis depending on their nature. FSP FAS 141(R)-1 requires that contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be initially recognized at fair value and subsequently measured in accordance with the guidance for contingent consideration arrangements specified in SFAS No. 141(R). SFAS 141(R) and FSP FAS 141(R)-1 applies prospectively to our business combinations for which the acquisition date is on or after January 1, 2009. The adoption of SFAS 141(R) and FSP FAS 141(R)-1 did not impact the Company’s consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51” (SFAS 160). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this Statement requires the recognition of noncontrolling interests (minority interests) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to noncontrolling interests will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership in a subsidiary that does not result in deconsolidation are treated as equity transactions if the parent retains its controlling financial interest. In addition, this Statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for our fiscal year, and interim periods within such year, beginning January 1, 2009. As the Company has no significant noncontrolling interests this pronouncement had no material impact on the Company’s consolidated financial statements.

In February 2008, the FASB issued FSP No. 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2). This FSP delayed the effective date of Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157) for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until periods beginning January 1, 2009. On January 1, 2009, the Company adopted FSP 157-2 for nonfinancial assets and nonfinancial liabilities that are required to be measured at fair value. The adoption did not impact the Company’s consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 expands the disclosure requirements for derivative instruments and hedging activities. This Statement requires entities to provide enhanced disclosures addressing the following: (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008. The Company adopted the provisions of SFAS 161 on January 1, 2009. See Note 11,—Derivative Financial Instruments, for the Company’s disclosures required under SFAS 161.

4. Restructuring and Restructuring-Related Charges

The Company has initiated significant restructuring actions which have resulted in the closure or consolidation of facilities that are engaged in manufacturing and distributing the Company’s products, or which have resulted in a reduction in overall employee headcount, primarily in North America and Europe. The Company recorded pre-tax restructuring and asset impairment charges associated with continuing operations of $2.4 million and $5.6 million during the three months ended March 31, 2009 and 2008, respectively, related to these actions. Additional charges are expected to be incurred throughout 2009 and 2010 as the Company continues to identify and implement the specific phases of its cost reduction initiatives.

A summary of the activity in the restructuring accounts and a reconciliation of the liability for, and as of, the three months ended March 31, 2009 are as follows:

(in millions of dollars)	Balance at December 31, 2008	Total Provision	Cash Expenditures	Non-cash Write-offs/ Currency Change	Balance at March 31, 2009
Employee termination costs	$21.8	$1.6	$(6.8)	$(0.5)	$16.1
Termination of lease agreements	3.1	0.8	(0.5)	0.2	3.6

Total rationalization of operations	$24.9	$2.4	$(7.3)	$(0.3)	$19.7

Management expects the $16.1 million employee termination costs balance to be substantially paid within the next twelve months. Lease costs included in the $3.6 million balance are expected to continue until the last lease terminates in 2013.

In association with the Company’s restructuring activities, certain restructuring-related costs were expensed to cost of products sold and advertising, selling, general and administrative expense in the income statement. These charges were principally related to the implementation of the new company footprint, including internal and external project management costs, outside consulting and strategic product category exits. For the three months ended March 31, 2009 and 2008 these charges totaled $1.0 million and $5.6 million, respectively. The Company expects to record additional amounts as it continues its restructuring initiatives.

5. Stock -Based Compensation

The following table summarizes the Company’s stock-based compensation (including stock options, stock-settled stock appreciation rights (“SSARs”), restricted stock units (“RSUs”) and performance stock units (“PSUs”)) for the three months ended March 31, 2009 and 2008.

	Three Months Ended March 31,
(in millions of dollars)	2009	2008
Stock option compensation expense	$0.3	$1.4
RSU compensation expense	0.5	1.0
PSU compensation expense (income)	0.1	(1.5)

Total	$0.9	$0.9

During the first quarter of 2009, the Company’s Board of Directors approved a stock compensation grant, which consisted of 2,885,000 SSARs. The SSARs vest ratably over three years from the date of issuance. Compensation expense recognized for SSARs during the three months ended March 31, 2009 was immaterial.

During the first quarter of 2009, the Company recognized $0.1 million of expense for PSU awards that vested. This expense related to terminated employees and has been included within Restructuring Charges in the Consolidated Statements of Operations. During the first quarter of 2008, the Company modified certain PSU awards which resulted in a net reversal of $2.9 million of previously recognized compensation expense. As of March 31, 2009, the Company had no outstanding PSU awards accrued.

Unrecognized compensation cost related to unvested stock options, SSARs and RSUs was approximately $1.1 million, $0.6 million and $4.8 million, respectively, as of March 31, 2009.

6. Inventories

Inventories are stated at the lower of cost or market value. The components of inventories are as follows:

(in millions of dollars)	March 31, 2009	December 31, 2008
Raw materials	$27.2	$26.7
Work in process	8.0	8.2
Finished goods	203.8	231.6

Total inventories	$239.0	$266.5

7. Goodwill and Identifiable Intangibles

Goodwill

As more fully described in the Company’s 2008 annual report on Form 10-K, the Company tests goodwill for impairment at least annually, normally in the second quarter, and on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred.

The table below presents goodwill by segment:

(in millions of dollars) Reportable Segment	Balance at December 31, 2008	Translation	Balance at March 31, 2009
ACCO Brands Americas	$86.8	$(0.7)	$86.1
ACCO Brands International	45.9	(2.0)	43.9
Computer Products Group	6.8	—	6.8

Total	$139.5	$(2.7)	$136.8

Identifiable Intangible Assets

The gross carrying value and accumulated amortization by class of identifiable intangible assets as of March 31, 2009 and December 31, 2008 are as follows:

	March 31, 2009				December 31, 2008
(in millions of dollars)	Gross Carrying Amounts	Accumulated Amortization		Net Book Value	Gross Carrying Amounts	Accumulated Amortization		Net Book Value
Indefinite-lived intangible assets:
Trade names	$140.0	$(44.5	)(1)	$95.5	$140.7	$(44.5	)(1)	$96.2
Amortizable intangible assets:
Trade names	56.3	(19.8)		36.5	56.8	(19.5)		37.3
Customer and contractual relationships	25.3	(13.9)		11.4	24.1	(13.4)		10.7
Patents/proprietary technology	10.2	(4.3)		5.9	9.8	(4.1)		5.7

Subtotal	91.8	(38.0)		53.8	90.7	(37.0)		53.7

Total identifiable intangibles	$231.8	$(82.5)		$149.3	$231.4	$(81.5)		$149.9

(1)	Accumulated amortization prior to the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets.”

The Company’s intangible amortization expense in continuing operations was $1.7 million and $1.9 million for the three months ended March 31, 2009 and 2008, respectively. Estimated 2009 amortization expense for continuing operations is $7.1 million, and is expected to decline by approximately $0.5 million for each of the five years following.

8. Pension and Other Retiree Benefits

The components of net periodic benefit cost for pension and postretirement plans for the three months ended March 31, 2009 and 2008 are as follows:

	Three Months Ended March 31,
	Pension Benefits				Postretirement
	U.S.		International
(in millions of dollars)	2009	2008	2009	2008	2009	2008
Service cost	$1.3	$1.2	$0.6	$1.0	$—	$0.1
Interest cost	2.4	2.2	3.2	4.3	0.2	0.2
Expected return on plan assets	(2.8)	(2.9)	(2.9)	(5.3)	—	—
Curtailment gain	(1.0)	—	—	—	—	—
Amortization of prior service cost	—	—	—	0.1	—	—
Amortization of net loss (gain)	0.3	—	0.8	0.2	(0.2)	(0.2)

Total net periodic benefit cost	$0.2	$0.5	$1.7	$0.3	$—	$0.1

On January 20, 2009, the Company’s Board of Directors approved an amendment to temporarily freeze the Company’s U.S. pension and non-qualified supplemental retirement plans effective March 7, 2009. No additional benefits will accrue under this plan after that date until further action by the Board of Directors. As a result, the Company recognized a curtailment gain of $1.0 million (pretax) during the three months ended March 31, 2009 and its 2009 full year pension expense will be reduced by $5.3 million. Further, the impact of the curtailment reduced the Company’s projected benefit obligation $17.1 million.

The Company expects to contribute approximately $12.5 million to its pension plans in 2009. For the three months ended March 31, 2009, the Company has contributed approximately $1.6 million to those plans.

In January 2009, the Company’s Board of Directors approved amendments to the Company’s U.S. 401(k) plan to suspend employer matching contributions for all participants effective February 21, 2009.

9. Discontinued Operations

In January 2009, the Company announced it had reached a definitive agreement to sell its Commercial Print Finishing business and to exit from selling high volume laminating film and equipment. The Company expects this transaction to close in the second quarter of 2009. The Commercial Print Finishing business has been treated as a discontinued operation for all periods presented.

The operating results and financial position of discontinued operations are as follows:

	Three Months Ended March 31,
(in millions, except per share data)	2009(1)	2008
Operating Results:
Net sales	$17.5	$27.0
Pretax income (loss)	(5.0)	0.5
Provision (benefit) for income taxes	(1.7)	0.2

Income (loss) from discontinued operations	$(3.3)	$0.3

Per share:
Basic income (loss) from discontinued operations	$(0.06)	$0.01

Diluted income (loss) from discontinued operations	$(0.06)	$0.01

(1)	In the first quarter of 2009 the Company recorded an additional charge of $3.3 million ($1.8 million after-tax) to reflect a change in the estimate of fair value less the cost to dispose of its Commercial Print Finishing business.

(in millions of dollars)	March 31, 2009	December 31, 2008
Financial Position:
Current assets	$29.9	$33.2
Long-term assets	1.2	1.6

Total assets	$31.1	$34.8

Current liabilities	$13.4	$15.1
Long-term liabilities	2.0	1.9

Total liabilities	$15.4	$17.0

10. Long-term Debt and Short-term Borrowings

Notes payable and long-term debt consisted of the following at March 31, 2009 and December 31, 2008:

(in millions of dollars)	March 31, 2009	December 31, 2008
U.S. Dollar Senior Secured Term Loan Credit Facility (weighted-average floating interest rate of 7.75% at March 31, 2009 and 7.75% at December 31, 2008)	$246.0	$246.0
British Pound Senior Secured Term Loan Credit Facility (weighted-average floating interest rate of 7.75% at March 31, 2009 and 9.49% at December 31, 2008)	32.3	32.8
Euro Senior Secured Term Loan Credit Facility (weighted-average floating interest rate of 7.75% at March 31, 2009 and 9.03% at December 31, 2008)	32.2	34.4
U.S. Dollar Senior Secured Revolving Credit Facility (floating interest rate of 7.75% at March 31, 2009 and 7.75% at December 31, 2008)	56.3	36.0
Euro Senior Secured Revolving Credit Facility (floating interest rate of 7.75% at March 31, 2009)	13.1	—
Securitization borrowings (floating interest rate of 1.28% at March 31, 2009 and 2.69% at December 31, 2008)	55.0	55.6
U.S. Dollar Senior Subordinated Notes, due 2015 (fixed interest rate of 7.625%)	300.4	300.4
Other borrowings	5.0	3.5

Total debt	740.3	708.7
Less: current portion	(111.8)	(64.5)

Total long-term debt	$628.5	$644.2

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

	Maximum — Leverage Ratio(1)	Minimum — Interest Coverage Ratio(2)
4th Quarter 2008 to 3rd Quarter 2009	5.50 to 1	2.25 to 1
4th Quarter 2009 to 3rd Quarter 2010	5.25 to 1	2.25 to 1
4th Quarter 2010 to 3rd Quarter 2011	5.00 to 1	2.50 to 1
4th Quarter 2011 to 1st Quarter 2012	4.50 to 1	2.75 to 1
2nd Quarter 2012	4.00 to 1	3.00 to 1

(1)	The leverage ratio is computed by dividing the Company’s financial covenant debt by the cumulative four-quarter-trailing EBITDA, which excludes restructuring and restructuring-related charges up to certain limits as well as other adjustments defined under the senior secured credit facilities.
(2)	The interest coverage ratio for any period is EBITDA for the Company for such period divided by cash interest expense for the Company for such period and other adjustments, all as defined under the senior secured credit facilities.

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

Compliance with Loan Covenants

As of March 31, 2009, the Company’s Leverage Ratio was approximately 5.2 to 1 and the Interest Coverage was approximately 2.5 to 1. As of March 31, 2009, the amount available for borrowings under the revolving credit facilities was $68.3 million (allowing for $12.3 million of letters of credit outstanding on that date).

As of and for the period ended March 31, 2009, the Company was in compliance with all applicable loan covenants.

A breach of any of these covenants, ratios, tests or restrictions, as applicable, could result in an event of default under our credit and debt instruments, in which case our lenders could elect to declare all amounts outstanding to be immediately due and payable. If the lenders were to accelerate the payment of the indebtedness, our assets may not be sufficient to repay the indebtedness in full and any other indebtedness that would become due as a result of any acceleration. Further, in such an event, our lenders would not be required to make further loans to us, and assuming similar credit facilities were not established and that we were unable to obtain replacement financing, it would materially adversely affect our liquidity and results of operations. Based on its 2009 business plan, including achievement of cost reduction initiatives, the Company expects to remain in compliance with these covenants; however compliance in 2009 and thereafter remains subject to many variables that may be outside our control.

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

Accounts Receivable Securitization Facility

In January, 2008, the company entered into a three-year accounts receivable program with a financial institution. The program allows the company to sell, on a revolving basis, an undivided interest in eligible U.S. receivables for up to $75 million. The receivables outstanding and the corresponding debt are included as “Accounts receivable, net” and “Long-term debt,” respectively, on our consolidated balance sheets. We record the financing costs associated with the program in “Interest expense, net” in our consolidated statements of operations. As of March 31, 2009, the Company’s borrowings under the program were $55.0 million. The accounts receivable securitization program contains certain financial covenants including a minimum interest coverage ratio and a maximum leverage ratio which are the same as the senior secured credit facilities.

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

The Company is subject to credit risk, relative to the ability of counterparties to meet their contractual payment obligations or the potential non-performance of counterparties to deliver contracted commodities or services at the contracted price. The recent unprecedented volatility in capital and credit markets may create additional risks to the Company directly or indirectly because of its potential to also impact our major customers and suppliers in the upcoming months and possibly years. The adverse effect of a sustained U.S. or international economic downturn, including sustained periods of decreased consumer and business spending, high unemployment levels, or declining consumer or business confidence, along with continued volatility and disruption in the credit and capital markets, have and may continue to result in reduced demand for our products and therefore reduced sales and profitability.

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

11. Derivative Financial Instruments

The Company is exposed to various market risks, including changes in foreign currency exchange rates and interest rate changes. The Company enters into financial instruments to manage and reduce the impact of these risks, not for trading or speculative purposes. The counterparties to these financial instruments are major financial institutions. The Company continually monitors its foreign currency exposures in order to maximize the overall effectiveness of its foreign currency hedge positions. Principal currencies hedged include the U.S. dollar, Euro and Pound sterling. The Company is subject to credit risk, which relates to the ability of counterparties to meet their contractual payment obligations or the potential non-performance by counterparties to financial instrument contracts. Management continues to closely monitor the status of the Company’s counterparties and will take action, as appropriate, to further manage its counterparty credit risk. There are no credit contingency features in our derivative financial instruments.

On the date in which the Company enters into a derivative, the derivative is designated as a hedge of the identified exposure. The Company measures the effectiveness of its hedging relationships both at hedge inception and on an ongoing basis.

Forward Currency Contracts

The Company enters into forward foreign currency contracts to reduce the effect of fluctuating foreign currencies, primarily on foreign denominated inventory purchases and intercompany loans. The majority of the Company’s exposure to local currency movements is in Europe, Australia, Japan and Canada.

Forward currency contracts used to hedge foreign denominated inventory purchases are designated as a cash flow hedge. Unrealized gains and losses on these contracts for inventory purchases are deferred in other comprehensive income until the contracts are settled and the underlying hedged transactions are recognized, at which time the deferred gains or losses will be reported in the “Cost of products sold” line in the condensed consolidated statements of operations. As of March 31, 2009 and December 31, 2008, the Company had cash flow designated foreign exchange contracts outstanding with a U.S. dollar equivalent notional value of $53.3 million and $49.0 million, respectively.

Forward currency contracts used to hedge foreign denominated intercompany loans are not designated as hedging instruments under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Gains and losses on these derivative instruments are recognized within “Other (Income)/Expense, net” in the condensed consolidated statements of operations and are largely offset by the changes in the fair value of the hedged item. The periods of the forward foreign exchange contracts correspond to the periods of the hedged transactions, and do not extend beyond 2009. As of March 31, 2009 and December 31, 2008, the Company had undesignated foreign exchange contracts outstanding with a U.S. dollar equivalent notional value of $254.8 million and $276.3 million, respectively.

Cross-Currency Swap

The Company utilizes a cross-currency swap to hedge a portion of its net investment in Euro based subsidiaries against movements in exchange rates. The five-year cross currency derivative swaps $185 million at 3-month U.S. LIBOR interest rates for €152.2 million at three-month EURIBOR rates plus a credit spread. The Company makes quarterly interest payments on €152.2 million and receives quarterly interest payments on $185.0 million. The swap has served as an effective net investment hedge for accounting purposes. The Company uses the spot rate method for accounting purposes and, accordingly, any increase or decrease in the fair value of the swap is recorded in the cumulative translation adjustment account within accumulated other comprehensive income. Any ineffectiveness is recorded in the “Interest expense, net” line in the condensed consolidated statements of operations.

Hedge of Net Investment in Foreign Operations

The Company has designated third-party term borrowings as a hedge against the exposure of changes in the underlying foreign currency denominated subsidiary net assets. The effective portion of the change in fair value of net investment hedges is recorded in the cumulative translation adjustment account within accumulated other comprehensive income. The U.S. dollar equivalent of term debt designated as net investment hedges was $32.3 million and $32.8 million at March 31, 2009 and December 31, 2008, respectively.

The following table summarizes the fair value of the Company’s derivative financial instruments as of March 31, 2009 and December 31, 2008, respectively.

	Fair Value of Derivative Instruments
	Derivative Assets			Derivative Liabilities
(in millions of dollars)	Balance Sheet Location	March 31, 2009	Dec. 31, 2008	Balance Sheet Location	March 31, 2009	Dec. 31, 2008
Derivatives designated as hedging instruments:
Foreign exchange contracts	Other current assets	$3.0	$5.1	Other current liabilities	$1.4	$1.3
Cross-currency swap				Other non-current liabilities	15.1	29.4
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current assets	4.2	9.8	Other current liabilities	2.9	11.4

Total derivatives		$7.2	$14.9		$19.4	$42.1

The following table summarizes the pretax effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations for the three months ended March 31, 2009 and March 31, 2008, respectively.

	The Effect of Derivative Instruments in Cash Flow Hedging Relationships on the Consolidated Statements of Operations for the Three Months Ended March 31, 2009 and 2008
	Amount of Gain (Loss) Recognized in OCI (Effective Portion)		Location of Gain (Loss) Reclassified from OCI to Income	Amount of Gain (Loss) Reclassified from AOCI to Income (Effective Portion)		Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income (Ineffective Portion)
(in millions of dollars)	2009	2008		2009	2008		2009	2008
Cash flow hedges:
Foreign exchange contracts	$0.2	$0.7	Cost of products sold	$2.5	$0.9	Cost of products sold	$—	$—
Net investment hedges:
Cross-currency swap	14.3	(16.2)	Other (income)/ expense	—	—	Interest expense, net	0.5	(0.4)
Net investment in foreign operations	(2.7)	4.1	Other (income)/ expense	—	—	Other (income)/ expense	—	—

Total	$11.8	$(11.4)		$2.5	$0.9		$0.5	$(0.4)

	The Effect of Derivatives Not Designated as Hedging Instruments on the Consolidated Statements of Operations Three Months Ended March 31, 2009 and 2008
(in millions of dollars)	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income
		2009	2008
Foreign exchange contracts	Other (income)/ expense	$3.6	$4.6

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

The Company utilizes the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company has determined that its financial assets and liabilities are Level 2 in the fair value hierarchy. The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008
Assets:
Forward currency contracts	$7.2	$14.9
Liabilities:
Cross-currency swap	$15.1	$29.4
Forward currency contracts	$4.3	$12.7

The Company’s forward currency contracts are included in Other Current Assets or Other Current Liabilities and mature within 12 months. The Company’s cross-currency swap is included in Other Non-Current Liabilities and matures in September 2010. The forward foreign currency exchange contracts and cross-currency swap are primarily valued based on the foreign currency spot and forward rates quoted by the banks or foreign currency dealers. As such, these derivative instruments are classified within Level 2.

13. Information on Business Segments

The Company’s three business segments are described below.

ACCO Brands Americas and ACCO Brands International

ACCO Brands Americas and ACCO Brands International – These two segments manufacture, source and sell traditional office products and supplies and document finishing solutions. ACCO Brands Americas comprises the North, Central and South American markets and ACCO Brands International comprises the rest of the world, principally Europe, Australia, Middle East and Asia-Pacific.

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

Financial information by reportable segment is set forth below.

Net sales by business segment are as follows:

	Three Months Ended March 31,
(in millions of dollars)	2009	2008
ACCO Brands Americas	$157.7	$200.4
ACCO Brands International	100.3	151.6
Computer Products Group	35.4	48.0

Net sales	$293.4	$400.0

Operating income (loss) by business segment is as follows (a):

	Three Months Ended March 31,
(in millions of dollars)	2009	2008
ACCO Brands Americas	$6.2	$(0.4)
ACCO Brands International	5.6	10.3
Computer Products Group	4.8	6.5

Subtotal	16.6	16.4
Corporate	(3.2)	(6.0)

Operating income	13.4	10.4
Interest expense	16.1	16.1
Equity in (earnings) of joint ventures	(0.3)	(1.7)
Other (income) expense, net	2.4	(0.9)

Loss from continuing operations before income taxes	$(4.8)	$(3.1)

(a)    Operating income as presented in the segment table above is defined as i) net sales; ii) less cost of products sold; iii) less advertising, selling, general and administrative expenses; iv) less amortization of intangibles; and v) less restructuring charges.

14. Earnings per Share

Total outstanding shares as of March 31, 2009 and 2008 were 54.4 million and 54.2 million, respectively. The calculation of basic earnings per common share is based on the weighted average number of common shares outstanding in the year, or period, over which they were outstanding. The Company’s diluted earnings per common share assumes that any common shares outstanding were increased by shares that would be issued upon exercise of those stock units for which the average market price for the period exceeds the exercise price; less, the shares that could have been purchased by the Company with the related proceeds, including compensation expense measured but not yet recognized, net of tax. The weighted average number of common shares outstanding for the three months ended March 31, 2009 and 2008 was 54.4 million and 54.1 million, respectively. Due to the loss from continuing operations during the three months ended March 31, 2009 and 2008, the denominator in the diluted earnings per share calculation does not include the effects of options as it would result in a less dilutive computation. As a result, diluted earnings per share for the three months ended March 31, 2009 and 2008 are the same as basic earnings per share.

The Company has dilutive shares related to stock options and restricted stock units that were granted under the Company’s stock compensation plans. As of March 31, 2009 and 2008, approximately 8.0 million shares and 5.9 million shares, respectively, were excluded from the calculation of diluted earnings per share as their inclusion would have been anti-dilutive.

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

16. Comprehensive Income

Comprehensive income is defined as net income and other changes in stockholders’ equity from transactions and other events from sources other than stockholders, including currency translation gains and losses. Total comprehensive income recognized during the three months ended March 31, 2009 and 2008 was $1.3 million and $5.6 million, respectively. Total comprehensive income recognized for the three months ended March 31, 2009 was principally due to pension and post-retirement adjustments, offset by the net loss realized. Total comprehensive income recognized for the three months ended March 31, 2008 was principally due to foreign currency translation adjustments and the net loss realized.

17. Income Taxes

For the three months ended March 31, 2009, the Company recorded an income tax benefit from continuing operations of $1.1 million versus a benefit of $1.0 million in the prior year. The tax benefit of 22.9% in the current year compares to a tax benefit of 32.3% last year. The tax benefit for the current year was due to the pre-tax loss and the effects of lower taxed foreign income as well as the utilization of net operating losses of certain foreign operations. The tax benefit for the prior year was due to the pre-tax loss.

For the three months ended March 31, 2009, the Company recorded an income tax benefit from discontinued operations of $1.7 million versus income tax expense of $0.2 million in the prior year. The tax benefit of 34.0% in the current year compares to tax expense of 40.0% in the prior year.

The U.S. federal statute of limitations related to income tax returns remains open for the year 2005 and onward. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from 3 to 5 years. Years still open to examination by foreign tax authorities in major jurisdictions include Canada (2000 onward) and the United Kingdom (2005 onward). The Company is currently under examination in various foreign jurisdictions.

18. Joint Venture Investments

Summarized below is financial information for the Company’s joint ventures, which are accounted for under the equity method. Accordingly, the Company has recorded its proportionate share of earnings or losses on the line entitled “Equity in earnings of joint ventures” in the condensed consolidated statements of operations.

	Three Months Ended March 31,
(in millions of dollars)	2009	2008
Net sales	$26.6	$31.4
Gross profit	13.8	16.8
Operating income	1.1	4.2
Net income	0.6	3.1

(in millions of dollars)	March 31, 2009	December 31, 2008
Current assets	$52.1	$48.6
Non-current assets	28.2	18.4
Current liabilities	25.7	26.2
Non-current liabilities	22.2	8.7

19. Condensed Consolidated Financial Information

The Company’s 100% owned domestic subsidiaries, excluding the accounts receivable securitization subsidiary, have jointly and severally, fully and unconditionally, guaranteed certain outstanding notes issued by the Company. Rather than filing separate financial statements for each guarantor subsidiary with the Securities and Exchange Commission, the Company has elected to present the following consolidating financial statements, which detail the results of operations for the three months ended March 31, 2009 and 2008, cash flows for the three months ended March 31, 2009 and 2008 and financial position as of March 31, 2009 and December 31, 2008 of the Company and its guarantor and non-guarantor subsidiaries (in each case carrying investments under the equity method), and the eliminations necessary to arrive at the reported consolidated financial statements of the Company. Certain previously reported amounts within the 2008 condensed consolidated financial statements have been revised to appropriately reflect intercompany transactions by and with our accounts receivable securitization subsidiary. The revisions resulted in certain line items of the condensed consolidated financial statements changing between the guarantor and non-guarantor columns of the accompanying presentation. Such revisions were immaterial to the previously reported guarantors’ results of operations and cash flows and the guarantors’ net assets did not change.

Condensed Consolidating Balance Sheets (Unaudited)

	March 31, 2009
(in millions of dollars)	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$0.3	$1.0	$16.3	$—	$17.6
Accounts receivable, net	—	(10.6)	256.5	—	245.9
Inventory, net	—	131.2	107.8	—	239.0
Receivables from affiliates	360.6	41.9	256.5	(659.0)	—
Assets of discontinued operations held for sale	—	10.8	19.1	—	29.9
Deferred income taxes	15.6	7.4	8.2	—	31.2
Other current assets	2.2	19.2	16.5	—	37.9

Total current assets	378.7	200.9	680.9	(659.0)	601.5
Property, plant and equipment, net	1.8	110.6	74.2	—	186.6
Deferred income taxes	72.5	(2.7)	6.0	—	75.8
Goodwill	—	92.9	43.9	—	136.8
Identifiable intangibles, net	58.1	61.8	29.4	—	149.3
Prepaid pension	—	—	0.6	—	0.6
Other assets	17.3	6.0	24.7	—	48.0
Investment in, long-term receivable from, affiliates	446.8	1,066.5	198.0	(1,711.3)	—
Assets of discontinued operations held for sale	—	0.5	0.7	—	1.2

Total assets	$975.2	$1,536.5	$1,058.4	$(2,370.3)	$1,199.8

Liabilities and Stockholders’ (Deficit) Equity
Current liabilities
Notes payable to banks	$56.3	$—	$17.4	$—	$73.7
Current portion of long-term debt	—	0.1	38.0	—	38.1
Accounts payable	—	60.0	49.3	—	109.3
Accrued compensation	2.6	5.8	10.3	—	18.7
Accrued customer program liabilities	—	29.3	40.5	—	69.8
Other current liabilities	7.2	41.5	50.4	—	99.1
Payables to affiliates	118.6	698.1	275.1	(1,091.8)	—
Liabilities of discontinued operations held for sale	—	5.5	7.9	—	13.4

Total current liabilities	184.7	840.3	488.9	(1,091.8)	422.1
Long-term debt	546.4	0.4	81.7	—	628.5
Long-term notes payable to affiliates	178.2	16.4	0.4	(195.0)	—
Liabilities of discontinued operations held for sale	—	—	2.0	—	2.0
Deferred income taxes	42.6	(7.0)	13.1	—	48.7
Pension and post retirement benefit obligations	4.9	50.6	15.7	—	71.2
Other non-current liabilities	19.7	7.5	1.4	—	28.6

Total liabilities	976.5	908.2	603.2	(1,286.8)	1,201.1
Stockholders’ (deficit) equity
Common stock	0.6	562.1	75.8	(637.9)	0.6
Treasury stock, at cost	(1.3)	—	—	—	(1.3)
Paid-in capital	1,395.8	675.4	512.9	(1,188.3)	1,395.8
Accumulated other comprehensive income (loss)	(109.2)	(50.5)	(45.5)	96.0	(109.2)
Accumulated (deficit) retained earnings	(1,287.2)	(558.7)	(88.0)	646.7	(1,287.2)

Total stockholders’ (deficit) equity	(1.3)	628.3	455.2	(1,083.5)	(1.3)

Total liabilities and stockholders’ (deficit) equity	$975.2	$1,536.5	$1,058.4	$(2,370.3)	$1,199.8

Condensed Consolidating Balance Sheets

	December 31, 2008
(in millions of dollars)	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$0.5	$(0.8)	$18.4	$—	$18.1
Accounts receivable, net	—	(9.0)	283.8	—	274.8
Inventory, net	—	154.3	112.2	—	266.5
Receivables from affiliates	198.8	38.1	249.9	(486.8)	—
Assets of discontinued operations held for sale	—	12.3	20.9	—	33.2
Deferred income taxes	15.4	8.2	9.4	—	33.0
Other current assets	2.8	13.4	22.9	—	39.1

Total current assets	217.5	216.5	717.5	(486.8)	664.7
Property, plant and equipment, net	1.7	114.3	78.8	—	194.8
Deferred income taxes	50.0	25.8	5.9	—	81.7
Goodwill	—	72.0	67.5	—	139.5
Identifiable intangibles, net	58.1	60.3	31.5	—	149.9
Prepaid pension	—	—	0.6	—	0.6
Other assets	19.1	4.7	25.6	—	49.4
Investment in, long-term receivable from, affiliates	556.4	1,045.9	198.0	(1,800.3)	—
Assets of discontinued operations held for sale	—	0.5	1.1	—	1.6

Total assets	$902.8	$1,540.0	$1,126.5	$(2,287.1)	$1,282.2

Liabilities and Stockholders’ (Deficit) Equity
Current liabilities
Notes payable to banks	$36.0	$—	$2.6	$—	$38.6
Current portion of long-term debt	—	0.1	25.8	—	25.9
Accounts payable	—	79.5	64.3	—	143.8
Accrued compensation	3.0	5.9	12.6	—	21.5
Accrued customer program liabilities	—	42.9	43.9	—	86.8
Other current liabilities	14.5	50.4	67.2	—	132.1
Payables to affiliates	50.6	599.0	281.0	(930.6)	—
Liabilities of discontinued operations held for sale	—	7.6	7.5	—	15.1

Total current liabilities	104.1	785.4	504.9	(930.6)	463.8
Long-term debt	546.4	0.5	97.3	—	644.2
Long-term notes payable to affiliates	178.2	83.8	2.1	(264.1)	—
Liabilities of discontinued operations held for sale	—	—	1.9	—	1.9
Deferred income taxes	37.2	(8.1)	13.7	—	42.8
Pension and other post retirement obligations	5.5	66.1	17.1	—	88.7
Other non-current liabilities	34.8	7.6	1.8	—	44.2

Total liabilities	906.2	935.3	638.8	(1,194.7)	1,285.6
Stockholders’ (deficit) equity
Common stock	0.6	562.1	76.0	(638.1)	0.6
Treasury stock, at cost	(1.1)	—	—	—	(1.1)
Paid-in capital	1,394.8	675.3	517.3	(1,192.6)	1,394.8
Accumulated other comprehensive income (loss)	(117.5)	(59.1)	(36.8)	95.9	(117.5)
Accumulated (deficit) retained earnings	(1,280.2)	(573.6)	(68.8)	642.4	(1,280.2)

Total stockholders’ (deficit) equity	(3.4)	604.7	487.7	(1,092.4)	(3.4)

Total liabilities and stockholders’ (deficit) equity	$902.8	$1,540.0	$1,126.5	$(2,287.1)	$1,282.2

Condensed Consolidating Income Statements (Unaudited)

	Three months ended March 31, 2009
(in millions of dollars)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Unaffiliated sales	$—	$143.6	$149.8	$—	$293.4
Affiliated sales	—	6.0	1.3	(7.3)	—

Net sales	—	149.6	151.1	(7.3)	293.4

Cost of products sold	—	114.9	103.7	(7.3)	211.3
Advertising, selling, general and administrative expenses	3.7	32.1	28.8	—	64.6
Amortization of intangibles	—	0.9	0.8	—	1.7
Restructuring and asset impairment charges	0.1	(0.5)	2.8	—	2.4

Operating (loss) income	(3.8)	2.2	15.0	—	13.4

Interest (income) expense from affiliates	0.1	(0.2)	0.1	—	—
Interest expense	11.6	2.5	2.0	—	16.1
Equity in (earnings) of joint ventures	—	—	(0.3)	—	(0.3)
Other (income) expense, net	0.8	(2.5)	4.1	—	2.4

(Loss) income before taxes and earnings (losses) of wholly owned subsidiaries	(16.3)	2.4	9.1	—	(4.8)
Income tax expense (benefit)	(4.2)	0.4	2.7	—	(1.1)

Income (loss) from continuing operations	(12.1)	2.0	6.4	—	(3.7)
Income (loss) from discontinued operations, net of income taxes	—	(3.4)	0.1	—	(3.3)

(Loss) income before earnings (losses) of wholly owned subsidiaries	(12.1)	(1.4)	6.5	—	(7.0)
Earnings (losses) of wholly owned subsidiaries	5.1	0.6	—	(5.7)	—

Net income (loss)	$(7.0)	$(0.8)	$6.5	$(5.7)	$(7.0)

	Three months ended March 31, 2008
(in millions of dollars)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Unaffiliated sales	$—	$180.8	$219.2	$—	$400.0
Affiliated sales	—	14.2	8.0	(22.2)	—

Net sales	—	195.0	227.2	(22.2)	400.0

Cost of products sold	—	144.9	156.4	(22.2)	279.1
Advertising, selling, general and administrative expenses	6.6	51.3	45.1	—	103.0
Amortization of intangibles	—	0.9	1.0	—	1.9
Restructuring and asset impairment charges	—	2.1	3.5	—	5.6

Operating (loss) income	(6.6)	(4.2)	21.2	—	10.4

Interest (income) expense from affiliates	(1.3)	(0.7)	2.0	—	—
Interest expense	11.6	1.5	3.0	—	16.1
Equity in (earnings) of joint ventures	—	—	(1.7)	—	(1.7)
Other (income) expense, net	(0.9)	0.3	(0.3)	—	(0.9)

(Loss) income before taxes and earnings (losses) of wholly owned subsidiaries	(16.0)	(5.3)	18.2	—	(3.1)
Income tax expense (benefit)	(2.3)	(1.8)	3.1	—	(1.0)

Income (loss) from continuing operations	(13.7)	(3.5)	15.1	—	(2.1)
Income (loss) from discontinued operations, net of income taxes	—	0.6	(0.3)	—	0.3

(Loss) income before earnings (losses) of wholly owned subsidiaries	(13.7)	(2.9)	14.8	—	(1.8)
Earnings (losses) of wholly owned subsidiaries	11.9	4.3	—	(16.2)	—

Net income (loss)	$(1.8)	$1.4	$14.8	$(16.2)	$(1.8)

Condensed Consolidating Statement of Cash Flows (Unaudited)

	Three Months Ended March 31, 2009
(in millions of dollars)	Parent	Guarantors	Non- Guarantors	Consolidated
Net cash (used) provided by operating activities	$(18.2)	$21.3	$(34.7)	$(31.6)

Investing activities:
Additions to property, plant and equipment	(0.1)	(1.2)	(0.5)	(1.8)
Assets acquired	—	(0.7)	—	(0.7)
Proceeds from the disposition of assets	—	—	0.1	0.1

Net cash used by investing activities	(0.1)	(1.9)	(0.4)	(2.4)
Financing activities:
Intercompany financing	(2.0)	(18.6)	20.6	—
Intercompany dividends received (paid)	—	1.0	(1.0)	—
Borrowings of short-term debt	20.3	—	14.8	35.1
Repayments of long-term debt	—	—	(0.7)	(0.7)
Other	(0.2)	—	—	(0.2)

Net cash provided (used) by financing activities	18.1	(17.6)	33.7	34.2
Effect of foreign exchange rate changes on cash	—	—	(0.7)	(0.7)
Net increase (decrease) in cash and cash equivalents	(0.2)	1.8	(2.1)	(0.5)
Cash and cash equivalents at the beginning of the period	0.5	(0.8)	18.4	18.1

Cash and cash equivalents at the end of the period	$0.3	$1.0	$16.3	$17.6

	Three Months Ended March 31, 2008
(in millions of dollars)	Parent	Guarantors	Non- Guarantors	Consolidated
Net cash (used) provided by operating activities	$(19.6)	$(32.1)	$10.6	$(41.1)

Investing activities:
Additions to property, plant and equipment	(0.2)	(11.1)	(5.0)	(16.3)
Proceeds from the disposition of assets	—	0.4	0.2	0.6

Net cash used by investing activities	(0.2)	(10.7)	(4.8)	(15.7)
Financing activities:
Intercompany financing	4.8	40.9	(45.7)	—
Intercompany dividends received (paid)	—	4.5	(4.5)	—
Repayments of long-term debt	(63.7)	—	(20.3)	(84.0)
Proceeds from long-term borrowings	—	—	63.5	63.5
Borrowings of short-term debt	75.0	—	(0.6)	74.4
Cost of debt issuance	(0.7)	—	(0.5)	(1.2)
Other	0.2	—	—	0.2

Net cash provided (used) by financing activities	15.6	45.4	(8.1)	52.9
Effect of foreign exchange rate changes on cash	—	—	0.2	0.2
Net increase (decrease) in cash and cash equivalents	(4.2)	2.6	(2.1)	(3.7)
Cash and cash equivalents at the beginning of the period	8.4	(0.3)	34.2	42.3

Cash and cash equivalents at the end of the period	$4.2	$2.3	$32.1	$38.6

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

ACCO Brands Corporation is a global leader in select categories of branded office products (excluding furniture, computers, printers and bulk paper) to the office products resale industry. We design, develop, manufacture and market a wide variety of traditional and computer-related office products, supplies, binding and laminating equipment and consumable supplies, personal computer accessory products, paper-based time management products, presentation aids and label products. In addition, we also market specialized laminating films for wide-format digital print lamination. We have leading market positions and brand names, including Swingline®, GBC®, Kensington®, Quartet®, Rexel, Nobo, Day-Timer®, Marbig and Wilson Jones®, among others.

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

We seek to enhance shareholder value by building our leading brands to generate sales, earn profits and create cash flow. We do this by targeting select categories, which are characterized by high brand equity and high customer loyalty. Our participation in private label or value categories historically has been limited; however, we will increasingly look to leverage our lower-cost model by supplying more private label volume for our customers in areas where we believe we have an economic advantage or where it is necessary to merchandise a complete category. Through a focus on research, marketing and innovation, we seek to develop new products that meet the needs of our consumers and commercial end-users. In addition, we provide value-added features or benefits that enhance product appeal to our customers. This focus, we believe, will increase the premium product positioning of our brands.

Our current strategy centers on a combination of driving growth, recapturing market share and generating acceptable profitability and returns. Specifically, we seek to leverage our platform for organic growth through greater consumer understanding, product innovation, marketing and merchandising, disciplined category expansion including broader product penetration and possible strategic transactions, and continued cost realignment.

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

In January of 2009, the Company reached a definitive agreement to sell its Commercial Print Finishing business which supplied commercial laminating film and equipment to printers and packaging suppliers and represented approximately $100 million of annual net sales. The Company expects this transaction to close in the second quarter of 2009. The Commercial Print Finishing business has been classified as a discontinued operation in our consolidated financial statements for all periods presented.

Management’s discussion and analysis of financial condition and results of operations for the three months ended March 31, 2009 and 2008, should be read in conjunction with the condensed consolidated financial statements of ACCO Brands Corporation and the accompanying notes contained therein. Unless otherwise noted, the following discussion pertains only to our continuing operations.

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

As in fiscal 2008, the Company continues to be impacted by further deterioration in global economic conditions, particularly in North America and Europe. This has translated into soft demand for our products, destocking of inventories by our customers and, as a result, significant decreases to our sales and profits. In addition, the strengthening of the U.S. dollar has further exacerbated the downward pressure on the Company’s operating results. To partially mitigate these factors, the Company has intensified its cost-reduction activities in the first quarter of 2009 which included additional reductions in force, salary reductions, the suspension of 401(k) plan company contributions and the freezing of pension plan benefits for U.S. based employees. These actions, along with cost reduction measures implemented during 2008 are expected to generate incremental pretax savings of approximately $80 million in 2009.

Cash payments related to the Company’s restructuring and integration activities amounted to $9.9 million (excluding capital expenditures) during the first three months of 2009. It is expected that additional disbursements, net of expected proceeds from real estate held-for-sale, will be approximately $30.0 million and $5.0 million for each of the years ending December 31, 2009 and 2010, respectively, as the Company continues to implement additional phases of its strategic and cost reduction plans.

As our capital expenditures and restructuring costs are expected to decline it should allow us flexibility to reduce debt and take other actions that build shareholder value.

The recent unprecedented volatility in capital and credit markets may create additional risks to the Company directly or indirectly because of its potential to also impact our major customers and suppliers in the upcoming months and possibly years. The adverse effect of a sustained U.S. or international economic downturn, including sustained periods of decreased consumer and business spending, high unemployment levels, or declining consumer or business confidence, along with continued volatility and disruption in the credit and capital markets, have and may continue to result in reduced demand for our products.

Our ability to meet our expenses and debt service obligations will depend on our future performance. If the sales decline we suffered in 2008 was to continue or accelerate we may not be able to generate sufficient cash flows to pay our debt service obligations. If we do not have enough money to pay our debt service obligations, we may be required to refinance all or part of our existing debt, sell assets or borrow more money. We may not be able to, at any given time, further reduce our costs, obtain additional relief from our debt covenants, sell assets or borrow more money on terms acceptable to us, or at all.

Based on its 2009 business plan and further supported by its cost cutting initiatives, the Company believes it will remain compliant with its debt covenants and will have adequate liquidity despite the disruption of the capital and credit markets; however, the disruptions in capital and credit markets have resulted in increased borrowing costs associated with debt, which will adversely affect net income. The Company funds liquidity needs for capital investment, working capital, hedging activities and other financial commitments through cash flow from continuing operations and a large, diversified credit facility ($460.5 million in aggregate total commitments as of March 31, 2009, of which no financial institution has more than 8% of the aggregate commitments for the Company). As of March 31, 2009, approximately $68.3 million remained available for borrowing under our revolving credit facility.

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

Three Months Ended March 2009 versus 2008

Results

The following table presents the Company’s results for the three months ended March 31, 2009 and 2008, respectively. Restructuring and restructuring-related expenses have been noted where appropriate, as management believes that a comparative review of these costs and their relative impact on operating income allows for a better understanding of the underlying business performance from period to period. Restructuring-related expenses represent costs related to restructuring projects which cannot be reported as restructuring under U.S. GAAP (e.g., manufacturing inefficiencies following the start of manufacturing operations at a new facility following closure of the former facility, SG&A reorganization, dedicated consulting, losses on inventory and disposal costs related to product category exits).

	Three Months Ended March 31,		Amount of Change
(in millions of dollars)	2009	2008	$	%
Net sales	$293.4	$400.0	$(106.6)	(27)%
Gross profit	82.1	120.9	(38.8)	(32)%
Gross profit margin	28.0%	30.2%		(2.2)	pts
Advertising, selling, general and administrative expenses	64.6	103.0	(38.4)	(37)%
Restructuring charges	2.4	5.6	(3.2)	(57)%
Operating income	13.4	10.4	3.0	29%
Operating income margin	4.6%	2.6%		2.0	pts
Interest expense, net	16.1	16.1	—	—%
Equity in (earnings) of joint ventures	(0.3)	(1.7)	1.4	82%
Other (income) expense, net	2.4	(0.9)	3.3	NM
Income tax benefit	(1.1)	(1.0)	(0.1)	(10)%
Effective tax rate	(22.9)%	(32.3)%		9.4	pts
Loss from continuing operations	(3.7)	(2.1)	(1.6)	(76)%
Income (loss) from discontinued operations, net of income taxes	(3.3)	0.3	(3.6)	NM
Net loss	(7.0)	(1.8)	(5.2)	NM

Restructuring-related expense included in cost of products sold	1.4	3.2
Restructuring-related expense (income) included in SG&A	(0.4)	2.4

Net Sales

Net sales decreased $106.6 million, or 27%, to $293.4 million. The decline in sales was broad-based and occurred in every business unit, driven by continued weak consumer demand and related customer inventory reductions. As the U.S. dollar strengthened relative to the prior year, the unfavorable impact of foreign currency translation reduced net sales by $38.0 million. In addition, as a result of declining commodity prices, the Company cancelled the implementation of its previously announced price increases in the U.S. market. The sales decline was partially offset by the timing of the Easter holiday which unfavorably affected the prior-year quarter and price increases in international markets to offset the adverse foreign currency translation on our cost of goods sold.

Gross Profit

Gross profit decreased $38.8 million, or 32%, to $82.1 million. Gross profit decreased principally due to lower sales volume, adverse product-mix trends and higher inventory costs as well as currency translation which adversely impacted gross profit by $12.5 million. Partially offsetting the decline were the benefits from product outsourcing savings and lower restructuring-related expense included in cost of goods sold. Gross profit margin decreased to 28.0% from 30.2% as the flow-through from price increases did not fully offset increased product costs.

SG&A (Advertising, selling, general and administrative expenses)

SG&A decreased $38.4 million, or 37%, to $64.6 million, with favorable currency translation contributing $7.4 million of the decline. As a percentage of sales, SG&A improved to 22.0% from 25.8% reflecting cost reduction initiatives which included temporary pay reductions for U.S. based employees (scheduled to end at the end of the second quarter), lower management incentive costs, and reduced overall spending, partially offset by the modification of certain performance-based equity compensation accruals which resulted in a net reduction of $2.9 million in SG&A in the prior-year quarter. For a further discussion on equity compensation see Note 5, Stock-Based Compensation.

Operating Income

Operating income increased $3.0 million, or 29%, to $13.4 million, and as a percentage of sales to 4.6% from 2.6%. The increase in operating income was driven by reduced restructuring and related charges and the benefits from cost reductions including lower management incentives, partially offset by lower sales volume.

Interest Expense, Equity in Earnings of Joint Ventures and Other (Income) Expense

Interest expense was consistent with the prior year reflecting lower average debt balances, $0.5 million of income relating to the Company’s cross-currency swap due to ineffectiveness compared to expense of $0.4 million in the prior-year quarter, partially offset by higher floating interest rates and amortization of fees associated with amending our senior secured credit facility.

Equity in earnings of joint ventures decreased $1.4 million to $0.3 million reflecting lower income from our unconsolidated joint ventures compared to the prior-year quarter.

Other expense was $2.4 million in the current year compared to income of $0.9 million in the prior-year quarter. The increase in expense was primarily due to higher foreign exchange losses. During the first quarter of 2008, the Company purchased $10.1 million of its outstanding Senior Subordinated Notes resulting in a gain of $1.4 million on the early extinguishment of debt.

Income Taxes

The Company recorded an income tax benefit of $1.1 million in the current year versus a tax benefit of $1.0 million recorded in the prior-year quarter. The tax benefit of 22.9% in the current year compares to a tax benefit of 32.3% in the prior year and reflects the effects of lower taxed foreign income as well as the utilization of net operating losses of certain foreign operations.

Loss from Continuing Operations

Loss from continuing operations was $3.7 million, or $0.07 per diluted share, compared to $2.1 million, or $0.04 per diluted share in the prior-year quarter. The increase was driven by lower sales volume, partially offset by cost reductions, including lower management incentives, and by reduced restructuring and related charges.

Discontinued Operations

Loss from discontinued operations was $3.3 million, or $0.06 per diluted share compared to income of $0.3 million or $0.01 per share in the prior-year quarter. In the first quarter of 2009 the Company recorded an additional charge of $3.3 million ($1.8 million after-tax) to reflect a change in the estimate of the fair value less the cost to dispose of its Commercial Print Finishing business.

The components of discontinued operations for the three months ended March 31, 2009 and 2008, are as follows:

(in millions of dollars)	2009	2008
Pretax income (loss)	$(5.0)	$0.5
Provision (benefit) for income taxes	(1.7)	0.2

Income (loss) from discontinued operations	$(3.3)	$0.3

Net Loss

Net loss was $7.0 million, or $0.13 per diluted share, compared to a net loss of $1.8 million, or $0.03 per diluted share in the prior-year quarter.

Segment Discussion

ACCO Brands Americas

Results

	Three Months Ended March 31,		Amount of Change
(in millions of dollars)	2009	2008	$	%
Net sales	$157.7	$200.4	$(42.7)	(21)%
Operating income (loss)	6.2	(0.4)	6.6	NM
Operating income margin	3.9%	NM		NM
Restructuring and related charges	0.3	4.3	(4.0)	(93)%

ACCO Brands Americas net sales decreased $42.7 million, or 21%, to $157.7 million. The decrease reflects volume declines in the U.S. and Canada driven by weak consumer demand and related customer inventory reductions. Further contributing to the decline in net sales was $8.4 million of foreign currency translation.

ACCO Brands Americas operating income was $6.2 million compared to an operating loss of $0.4 million in the prior year period. The increase was primarily the result of reduced restructuring and related charges and other cost reductions, including headcount reductions, temporary salary reductions and lower management incentives, partially offset by lower sales volumes and commodity cost increases.

ACCO Brands International

Results

	Three Months Ended March 31,		Amount of Change
(in millions of dollars)	2009	2008	$	%
Net sales	$100.3	$151.6	$(51.3)	(34)%
Operating income	5.6	10.3	(4.7)	(46)%
Operating income margin	5.6%	6.8%		(1.2)	pts
Restructuring and related charges	2.6	5.7	(3.1)	(54)%

ACCO Brands International net sales decreased $51.3 million, or 34%, to $100.3 million. The decrease reflects volume declines, principally in Europe, driven by weak consumer demand and related customer inventory reductions. In addition, the unfavorable impact of foreign currency translation reduced net sales by $25.3 million. These items were partially offset by the timing of the Easter holiday which unfavorably affected the prior-year quarter, as well as flow-through from price increases.

ACCO Brands International operating income decreased $4.7 million, or 46%, to $5.6 million, and operating income margin decreased to 5.6% from 6.8%. The decline in operating income was primarily the result of lower sales volumes and higher commodity costs, partially offset by price increases and reduced restructuring and related charges and other cost savings associated with headcount and business integration activities.

Computer Products Group

Results

	Three Months Ended March 31,		Amount of Change
(in millions of dollars)	2009	2008	$	%
Net sales	$35.4	$48.0	$(12.6)	(26)%
Operating income	4.8	6.5	(1.7)	(26)%
Operating income margin	13.6%	13.5%		0.1	pts
Restructuring and related charges	0.5	1.2	(0.7)	(58)%

Computer Products net sales decreased $12.6 million, or 26%, to $35.4 million. The decrease in sales was primarily due to lower sales volumes from weak demand, particularly in the United States and United Kingdom, as well as $4.3 million of unfavorable currency translation. Contributing to the decline in the United States was the loss of Circuit City as a major customer as a result of its bankruptcy. The sales decline was partially offset by the timing of the Easter holiday which unfavorably affected the prior-year quarter.

Operating income decreased $1.7 million, or 26%, to $4.8 million, and operating income margin increased to 13.6% from 13.5%. The decrease in operating income was principally due to lower sales volumes and $0.8 million of income from a royalty settlement in the prior-year quarter, partially offset by lower restructuring and related charges and other cost-reductions including temporary salary reductions and lower management incentives.

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

Cash Flow from Operating Activities

Cash used by operating activities was $31.6 million and $41.1 million for the three months ended March 31, 2009 and 2008, respectively. Net loss in 2009 was $7.0 million compared to a net loss of $1.8 million in 2008. Non-cash adjustments to net loss were $14.4 million in 2009, compared to $14.3 million in 2008, on a pre-tax basis. The decrease in cash used in operations was attributable to:

•	Lower levels of inventory resulting from lower sales volumes;

•	lower payments on accounts payable due to volume declines in the business; and

•	reduced cash payments associated with restructuring programs.

These items were partially offset by cash provided by accounts receivable collections; which was less than the prior year quarter due to the comparatively weaker sales generated in the fourth quarter of 2008 compared to 2007.

Cash Flow from Investing Activities

Cash used by investing activities was $2.4 million and $15.7 million for the three months ended March 31, 2009 and 2008, respectively. Gross capital expenditures were $1.8 million and $16.3 million for the three months ended March 31, 2009 and 2008, respectively. The decrease was driven by the completion of distribution facility and information technology projects in the prior year, as well as planned reductions in spending in the current year.

Cash Flow from Financing Activities

Cash provided by financing activities was $34.2 million in 2009 and $52.9 million in 2008. The reduction in debt financing during the first three months of 2009 was due to improved cash management. Cash on hand was $21.0 million lower than March 31, 2008 primarily due to the implementation of a centralized cash management system in Europe.

Capitalization

Total debt at March 31, 2009 was $740.3 million. The ratio of debt to stockholders’ deficit at March 31, 2009 was not meaningful.

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

	Maximum — Leverage Ratio(1)	Minimum — Interest Coverage Ratio(2)
4th Quarter 2008 to 3rd Quarter 2009	5.50 to 1	2.25 to 1
4th Quarter 2009 to 3rd Quarter 2010	5.25 to 1	2.25 to 1
4th Quarter 2010 to 3rd Quarter 2011	5.00 to 1	2.50 to 1
4th Quarter 2011 to 1st Quarter 2012	4.50 to 1	2.75 to 1
2nd Quarter 2012	4.00 to 1	3.00 to 1

(1)	The leverage ratio is computed by dividing the Company’s financial covenant debt by the cumulative four-quarter-trailing EBITDA, which excludes restructuring and restructuring-related charges up to certain limits as well as other adjustments defined under the senior secured credit facilities.
(2)	The interest coverage ratio for any period is EBITDA for the Company for such period divided by cash interest expense for the Company for such period and other adjustments, all as defined under the senior secured credit facilities.

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

Compliance with Loan Covenants

As of March 31, 2009, the Company’s Leverage Ratio was approximately 5.2 to 1 and the Interest Coverage was approximately 2.5 to 1. As of March 31, 2009, the amount available for borrowings under the revolving credit facilities was $68.3 million (allowing for $12.3 million of letters of credit outstanding on that date).

As of and for the period ended March 31, 2009, the Company was in compliance with all applicable loan covenants.

A breach of any of these covenants, ratios, tests or restrictions, as applicable, could result in an event of default under our credit and debt instruments, in which case our lenders could elect to declare all amounts outstanding to be immediately due and payable. If the lenders were to accelerate the payment of the indebtedness, our assets may not be sufficient to repay the indebtedness in full and any other indebtedness that would become due as a result of any acceleration. Further, in such an event, our lenders would not be required to make further loans to us, and assuming similar credit facilities were not established and that we were unable to obtain replacement financing, it would materially affect our liquidity and results of operations. Based on its 2009 business plan, including achievement of cost reduction initiatives, the Company expects to remain in compliance with these covenants; however compliance in 2009 and thereafter remains subject to many variables that may be outside our control.

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

Accounts Receivable Securitization Facility

In January, 2008, the company entered into a three-year accounts receivable program with a financial institution. The program allows the company to sell, on a revolving basis, an undivided interest in eligible U.S. receivables for up to $75 million. The receivables outstanding and the corresponding debt are included as “Accounts receivable, net” and “Long-term debt,” respectively, on our consolidated balance sheets. We record the financing costs associated with the program in “Interest expense, net” in our consolidated statements of operations. As of March 31, 2009, the Company’s borrowings under the program were $55.0 million. The accounts receivable securitization program contains certain financial covenants including a minimum interest coverage ratio and a maximum leverage ratio which are the same as the senior secured credit facilities.

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

The Company is subject to credit risk, relative to the ability of counterparties to meet their contractual payment obligations or the potential non-performance of counterparties to deliver contracted commodities or services at the contracted price. The recent unprecedented volatility in capital and credit markets may create additional risks to the Company directly or indirectly because of its potential to also impact our major customers and suppliers in the upcoming months and possibly years. The adverse effect of a sustained U.S. or international economic downturn, including sustained periods of decreased consumer and business spending, high unemployment levels, or declining consumer or business confidence, along with continued volatility and disruption in the credit and capital markets, have and may continue to result in reduced demand for our products and therefore reduced sales and profitability.

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

Forward-Looking Statements

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report contain, and other periodic reports and press releases of the Company may contain, certain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. These forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “will,” “believe,” “expect,” “intend,” “anticipate,” “estimate,” “forecast,” “project,” “plan,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Because actual results may differ from those predicted by such forward-looking statements, you should not rely on such forward-looking statements when deciding whether to buy, sell or hold the Company’s securities. The Company undertakes no obligation to update these forward-looking statements in the future. Among the factors that could cause plans, actions and results to differ materially from current expectations are: fluctuations in cost and availability of raw materials; our ability to remain in compliance with our financial ratio covenants; competition within the markets in which the Company operates; the effects of both general and extraordinary economic, political and social conditions, including continued volatility and disruption in the capital and credit markets; the dependence of the Company on certain suppliers of manufactured products; the effect of consolidation in the office products industry; the liquidity and solvency of our major customers; our ability to access the capital and credit markets; the risk that targeted cost savings and synergies from previous business combinations may not be fully realized or take longer to realize than expected; our ability to successfully sell the Commercial Print Finishing business; future goodwill and/or impairment charges; foreign exchange rate fluctuations; the development, introduction and acceptance of new products; the degree to which higher raw material costs, and freight and distribution costs, can be passed on to customers through selling price increases and the effect on sales volumes as a result thereof; increases in health care, pension and other employee welfare costs; as well as other risks and uncertainties detailed from time to time in the Company’s SEC filings.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Item 7A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. There has been no material change to Foreign Exchange Risk Management or Interest Rate Risk Management through the period ended March 31, 2009 or through the date of this report.

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

(b) Changes in Internal Control Over Financial Reporting.

There has been no change in the Company’s internal control over financial reporting that occurred during the three month period ending March 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A – Risk Factors in our annual report on Form 10-K for the year ended December 31, 2008. The risk factors described in that annual report could materially adversely affect our business, financial condition or future results. The risks described in that annual report are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently consider immaterial also may materially adversely affect our business, financial condition and/or operating results. The following is an update to Item 1A – Risk Factors contained in our Form 10-K for the year ended December 31, 2008.

Failure to maintain compliance with the listing standards of the New York Stock Exchange could ultimately result in the delisting of our common stock.

On March 30, 2009, the Company received notice from the New York Stock Exchange (“NYSE”) that the Company was not in compliance with one of the NYSE’s continued listing standards because the Company’s total market capitalization had been less than $75 million over a consecutive 30 trading-day period and its last reported stockholders’ equity was less than $75 million.

In accordance with NYSE procedures, the Company has 45 days from the receipt of the notice to submit a business plan to the NYSE demonstrating how it intends to comply with the NYSE’s continued listing standards within 18 months. The Company will submit such a plan within the required time. The NYSE may either accept the plan, in which case the Company would be subject to quarterly monitoring for compliance with the plan, or reject the plan. If the NYSE determines to reject the Company’s plan, the Company would be subject to suspension and delisting by the NYSE.

If we ultimately were to be suspended and delisted, we may apply for listing on another exchange, however, there is no assurance that we will meet the requirements for initial listing or maintain compliance with the continued listing requirements of such an exchange. Suspension and delisting from the New York Stock Exchange could adversely affect the trading price of our common stock, significantly limit the liquidity of our common stock and impair our ability to raise additional equity financing.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Number	Description
10.1	Amendment to the 2008 Amended and Restated ACCO Brands Corporation Supplemental Retirement Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant on January 22, 2009 (File No. 001-08454)).

10.2	Form of Stock-settled Stock Appreciation Rights Agreement under the ACCO Brands Corporation Amended and Restated 2005 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.46 to Form 10-K filed by the Registrant on March 2, 2009 (File No. 001-08454)).

10.3	Letter from ACCO Brands Corporation to David L. Kaput (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant on March 3, 2009 (File No. 001-08454)).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

*	Filed herewith.
**	Furnished herewith

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
Thomas P. O’Neill, Jr.
Senior Vice President, Finance and Accounting
(principal accounting officer)

May 6, 2009

EXHIBIT INDEX

Number	Description
10.1	Amendment to the 2008 Amended and Restated ACCO Brands Corporation Supplemental Retirement Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant on January 22, 2009 (File No. 001-08454)).

10.2	Form of Stock-settled Stock Appreciation Rights Agreement under the ACCO Brands Corporation Amended and Restated 2005 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.46 to Form 10-K filed by the Registrant on March 2, 2009 (File No. 001-08454)).

10.3	Letter from ACCO Brands Corporation to David L. Kaput (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant on March 3, 2009 (File No. 001-08454)).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

*	Filed herewith.
**	Furnished herewith