Form 10-Q
period 2009-06-30
ACCO BRANDS CORP
filed 2009-07-27
CIK 712034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

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

As of July 15, 2009, the registrant had outstanding 54,561,642 shares of Common Stock.

Cautionary Statement Regarding Forward-Looking Statements. Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of invoking these safe harbor provisions. These forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “will,” “believe,” “expect,” “intend,” “anticipate,” “estimate,” “forecast,” “project,” “plan,” or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Because actual results may differ from those predicted by such forward-looking statements, you should not rely on such forward-looking statements when deciding whether to buy, sell or hold the Company’s securities. We undertake no obligation to update these forward-looking statements in the future. For a discussion of important factors that could affect our results, please refer to PART I, ITEM 1A. Risk Factors, contained in the Company’s annual report on Form 10-K for the year ended December 31, 2008, as updated under Part II, Item 1A. Risk Factors in this Form 10-Q and the discussions set forth in PART I, ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, including under the caption “Forward-Looking Statements,” in this Form 10-Q.

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

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ACCO Brands Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30, 2009	December 31, 2008
(in millions of dollars)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$33.0	$18.1
Accounts receivable, net	256.7	274.8
Inventories, net	229.6	266.5
Deferred income taxes	8.9	33.0
Other current assets	30.9	39.1
Assets of discontinued operations held for sale	—	33.2

Total current assets	559.1	664.7
Property, plant and equipment, net	190.6	194.8
Deferred income taxes	6.3	81.7
Goodwill	141.1	139.5
Identifiable intangibles, net	148.8	149.9
Other assets	54.2	50.0
Assets of discontinued operations held for sale	—	1.6

Total assets	$1,100.1	$1,282.2

Liabilities and Stockholders’ Deficit
Current liabilities:
Notes payable to banks	$57.7	$38.6
Current portion of long-term debt	57.3	25.9
Accounts payable	100.8	143.8
Accrued compensation	17.0	21.5
Accrued customer program liabilities	70.7	86.8
Other current liabilities	114.0	132.1
Liabilities of discontinued operations held for sale	6.6	15.1

Total current liabilities	424.1	463.8
Long-term debt	609.5	644.2
Deferred income taxes	62.8	42.8
Pension and post-retirement benefit obligations	73.5	88.7
Other non-current liabilities	37.3	44.2
Liabilities of discontinued operations held for sale	—	1.9

Total liabilities	1,207.2	1,285.6

Commitments and Contingencies — Note 15

Stockholders’ deficit:
Common stock	0.5	0.6
Treasury stock	(1.4)	(1.1)
Paid-in capital	1,395.8	1,394.8
Accumulated other comprehensive loss	(93.4)	(117.5)
Accumulated deficit	(1,408.6)	(1,280.2)

Total stockholders’ deficit	(107.1)	(3.4)

Total liabilities and stockholders’ deficit	$1,100.1	$1,282.2

See notes to condensed consolidated financial statements.

ACCO Brands Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions of dollars, except per share data)	2009	2008	2009	2008
Net sales	$303.8	$414.0	$597.2	$814.0
Cost of products sold	215.0	289.2	426.3	568.3

Gross profit	88.8	124.8	170.9	245.7

Operating costs and expenses:
Advertising, selling, general and administrative expenses	64.4	95.1	129.0	198.1
Amortization of intangibles	1.9	2.0	3.6	3.9
Restructuring charges	9.7	1.6	12.1	7.2
Goodwill and asset impairment charges	1.8	14.1	1.8	14.1

Total operating costs and expenses	77.8	112.8	146.5	223.3

Operating income	11.0	12.0	24.4	22.4

Non-operating expense (income):
Interest expense, net	15.8	15.8	31.9	31.9
Equity in (earnings) of joint ventures	(0.4)	(1.8)	(0.7)	(3.5)
Other (income) expense, net	(0.9)	2.8	1.5	1.9

Loss from continuing operations before income taxes	(3.5)	(4.8)	(8.3)	(7.9)
Income tax expense	113.2	1.0	112.1	—

Loss from continuing operations	(116.7)	(5.8)	(120.4)	(7.9)
Loss from discontinued operations, net of income taxes	(4.7)	(40.9)	(8.0)	(40.6)

Net loss	$(121.4)	$(46.7)	$(128.4)	$(48.5)

Per Share:
Basic earnings (loss) per share:
Loss from continuing operations	$(2.14)	$(0.11)	$(2.21)	$(0.15)
Loss from discontinued operations	(0.09)	(0.75)	(0.15)	(0.75)

Basic earnings (loss) per share	$(2.23)	$(0.86)	$(2.36)	$(0.89)

Diluted earnings (loss) per share:
Loss from continuing operations	$(2.14)	$(0.11)	$(2.21)	$(0.15)
Loss from discontinued operations	(0.09)	(0.75)	(0.15)	(0.75)

Diluted earnings (loss) per share	$(2.23)	$(0.86)	$(2.36)	$(0.89)

Weighted average number of shares outstanding:
Basic	54.5	54.2	54.4	54.2
Diluted	54.5	54.2	54.4	54.2

See notes to condensed consolidated financial statements.

ACCO Brands Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(in millions of dollars)	2009	2008
Operating activities
Net loss	$(128.4)	$(48.5)
U.S. tax valuation allowance	108.1	—
Restructuring, impairment and other non-cash charges	0.1	1.2
Gain on sale of assets	(1.2)	(3.1)
Depreciation	15.7	18.2
Non-cash charge for goodwill and asset impairment	5.1	62.4
Amortization of debt issuance costs	3.2	2.9
Amortization of intangibles	3.6	5.1
Stock-based compensation	1.7	3.9
Gain on bond redemption	—	(1.4)
Changes in balance sheet items:
Accounts receivable	38.4	66.2
Inventories	46.1	(7.5)
Other assets	9.1	(8.3)
Accounts payable	(52.6)	(58.4)
Accrued expenses and other liabilities	(45.3)	(57.7)
Income taxes	(4.5)	(17.4)
Equity in earnings of joint ventures, net of dividends received	(0.5)	2.0

Net cash used by operating activities	(1.4)	(40.4)
Investing activities
Additions to property, plant and equipment	(4.4)	(30.0)
Assets acquired	(3.1)	—
Proceeds from sale of discontinued operations	11.4	—
Proceeds from the disposition of assets	0.3	3.9

Net cash provided (used) by investing activities	4.2	(26.1)
Financing activities
Proceeds from long-term borrowings	—	63.5
Repayments of long-term debt	(8.2)	(84.1)
Borrowings of short-term debt, net	19.1	79.4
Cost of debt issuance	(0.1)	(1.2)
Other	(0.3)	0.3

Net cash provided by financing activities	10.5	57.9
Effect of foreign exchange rate changes on cash	1.6	0.5

Net decrease in cash and cash equivalents	14.9	(8.1)
Cash and cash equivalents
Beginning of period	18.1	42.3

End of period	$33.0	$34.2

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

The condensed consolidated balance sheet as of June 30, 2009, the related condensed consolidated statements of operations for the three and six months ended June 30, 2009 and 2008 and the related condensed consolidated statements of cash flows for the six months ended June 30, 2009 and 2008 are unaudited. The December 31, 2008 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required annually by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments consisting of only normal recurring adjustments necessary for a fair presentation of the financial statements have been included. Interim results may not be indicative of results for a full year.

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

The Company has revised the format of its Consolidated Statements of Operations in order to provide better insight into its results of operations and to align its presentation to certain industry competitors. As a result, we have now added a gross profit subtotal line item within our Consolidated Statements of Operations.

2. Recent Accounting Pronouncements

In December 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. 132(R)-1, “Employers’ Disclosure about Postretirement Benefit Plan Assets.” This FSP provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. FSP 132(R)-1 is effective for fiscal years ending after December 15, 2009. We are currently evaluating the disclosure implications of this FSP.

In June 2009 the FASB issued SFAS 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (SFAS 166). SFAS 166 eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. SFAS 166 is effective for fiscal years beginning after November 15, 2009. We are currently assessing the potential impacts, if any, on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (SFAS 168). SFAS 168 provides for the FASB Accounting Standards Codification (the “Codification”) to become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (GAAP). The Codification did not change GAAP but reorganizes the literature. SFAS 168 is effective for interim and annual periods ending after September 15, 2009.

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

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 expands the disclosure requirements for derivative instruments and hedging activities. This Statement requires entities to provide enhanced disclosures addressing the following: (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008. The Company adopted the provisions of SFAS 161 on January 1, 2009. See Note 11, - Derivative Financial Instruments, for the Company’s disclosures required under SFAS 161.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. FSP FAS 107-1 and APB 28-1 requires fair value disclosures in both interim as well as annual financial statements in order to provide more timely information about the effects of current market conditions on financial instruments. The Company adopted FSP FAS 107-1 and APB 28-1 in the second quarter of 2009, the impact of which related only to disclosures of the Company’s debt and did not have a material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events,” (SFAS 165). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires disclosure of the date through which an entity has evaluated subsequent events. The Company adopted SFAS 165 in the second quarter of 2009 and the adoption of SFAS 165 did not impact the Company’s consolidated financial statements. We evaluated all events or transactions that occurred after June 30, 2009 up through July 27, 2009, the date we issued these financial statements. During this period we did not have any material subsequent events that impacted our consolidated financial statements.

4. Restructuring and Other Charges

Restructuring

The Company has initiated significant restructuring actions which have resulted in the closure or consolidation of facilities that are engaged in manufacturing and distributing the Company’s products, or which have resulted in a reduction in overall employee headcount, primarily in North America and Europe. The Company recorded pre-tax restructuring charges associated with continuing operations of $9.7 million and $1.6 million during the three months ended June 30, 2009 and 2008, respectively, and $12.1 million and $7.2 million during the six months ended June 30, 2009 and 2008, respectively, related to these actions. Additional charges are expected to be incurred throughout 2009 with cash disbursements continuing into 2010 as the Company continues to identify and implement the specific phases of its cost reduction initiatives.

A summary of the activity in the restructuring accounts and a reconciliation of the liability for, and as of, the six months ended June 30, 2009 are as follows:

(in millions of dollars)	Balance at December 31, 2008	Total Provision	Cash Expenditures	Non-cash Write-offs/ Currency Change	Balance at June 30, 2009
Employee termination costs	$21.8	$10.3	$(14.2)	$0.6	$18.5
Termination of lease agreements	3.1	0.8	(1.1)	0.3	3.1
Other (1)	—	0.2	—	(0.2)	—

Subtotal	24.9	11.3	(15.3)	0.7	21.6
Asset impairment/loss on disposal	—	0.8	—	(0.8)	—

Total rationalization of operations	$24.9	$12.1	$(15.3)	$(0.1)	$21.6

(1)	Stock-based compensation expense related to terminated employees.

Management expects the $18.5 million employee termination costs to be substantially paid within the next twelve months. Lease costs included in the $3.1 million balance are expected to continue until the last lease terminates in 2013.

Other Charges

In addition to the recognition of restructuring costs, the Company also recognized other charges, incremental to the cost of its underlying restructuring actions, that do not qualify as restructuring pursuant to the provisions of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. These charges include costs to improve the efficiency and utilization of its manufacturing and distribution facilities, equipment relocation costs, retention incentives and other facility-related costs. Within cost of products sold on the Consolidated Statements of Operations for the three months ended June 30, 2009 and 2008, these charges totaled $0.3 million and $1.9 million, respectively. For the six months ended June 30, 2009 and 2008, these charges totaled $1.7 million and $5.1 million, respectively. Within advertising, selling, general and administrative expenses on the Consolidated Statements of Operations for the three months ended June 30, 2009 and 2008, these charges totaled $0.2 million and income of $2.5 million, respectively. For the six months ended June 30, 2009 and 2008, the Company recognized income of $0.2 million and $0.1 million, respectively. Included within these results, in the second quarter of 2008, the Company recognized a $3.6 million gain on the sale of a manufacturing facility.

5. Stock -Based Compensation

The following table summarizes the Company’s stock-based compensation (including stock options, stock-settled stock appreciation rights (“SSARs”), restricted stock units (“RSUs”) and performance stock units (“PSUs”)) for the three and six months ended June 30, 2009 and 2008.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions of dollars)	2009	2008	2009	2008
Stock option compensation expense	$0.1	$1.0	$0.4	$2.4
SSAR compensation expense	0.1	—	0.1	—
RSU compensation expense	0.5	1.7	1.0	2.7
PSU compensation expense (income)	0.1	0.2	0.2	(1.3)

Subtotal	0.8	2.9	1.7	3.8
Less discontinued operations	—	0.1	—	0.1

Total stock-based compensation expense from continuing operations	$0.8	$2.8	$1.7	$3.7

During the first quarter of 2009, the Company’s Board of Directors approved a stock compensation grant, which consisted of 2,885,000 SSARs. The Company’s Board of Directors approved additional grants of 125,000 SSARs during the second quarter. The SSARs vest ratably over three years from the date of issuance.

The Company recognized $0.1 million and $0.2 million of expense for PSU awards that vested for the three and six months ended June 30, 2009, respectively. These expenses related to terminated employees and has been included within Restructuring Charges in the Consolidated Statements of Operations. During the second quarter of 2008 management determined that performance measures related to 292,500 outstanding PSU’s were no longer attainable. As a result, the Company reversed $0.2 million of previously recognized compensation expense. For the six months ended June 30, 2008, the Company reversed a net $3.7 million of previously recognized compensation expense. As of June 30, 2009, the Company had no outstanding PSU awards accrued.

Unrecognized compensation cost related to unvested stock options, SSARs and RSUs was approximately $0.9 million, $0.5 million and $4.3 million, respectively, as of June 30, 2009.

6.	Inventories

Inventories are stated at the lower of cost or market value. The components of inventories are as follows:

(in millions of dollars)	June 30, 2009	December 31, 2008
Raw materials	$26.0	$26.7
Work in process	8.1	8.2
Finished goods	195.5	231.6

Total inventories	$229.6	$266.5

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

The table below presents goodwill by segment:

(in millions of dollars) Reportable Segment	Balance at December 31, 2008	Translation and Other	Balance at June 30, 2009
ACCO Brands Americas	$86.8	$1.1	$87.9
ACCO Brands International	45.9	0.5	46.4
Computer Products Group	6.8	—	6.8

Total	$139.5	$1.6	$141.1

Identifiable Intangible Assets

The gross carrying value and accumulated amortization by class of identifiable intangible assets as of June 30, 2009 and December 31, 2008 are as follows:

	June 30, 2009				December 31, 2008
(in millions of dollars)	Gross Carrying Amounts	Accumulated Amortization		Net Book Value	Gross Carrying Amounts	Accumulated Amortization		Net Book Value
Indefinite-lived intangible assets:
Trade names	$139.4	$(44.5	) (1)	$94.9	$140.7	$(44.5	) (1)	$96.2
Amortizable intangible assets:
Trade names	59.8	(22.6)		37.2	56.8	(19.5)		37.3
Customer and contractual relationships	26.2	(15.2)		11.0	24.1	(13.4)		10.7
Patents/proprietary technology	10.5	(4.8)		5.7	9.8	(4.1)		5.7

Subtotal	96.5	(42.6)		53.9	90.7	(37.0)		53.7

Total identifiable intangibles	$235.9	$(87.1)		$148.8	$231.4	$(81.5)		$149.9

(1)	Accumulated amortization prior to the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets.”

The Company’s intangible amortization expense in continuing operations was $1.9 million and $2.0 million for the three months ended June 30, 2009 and 2008, respectively, and $3.6 million and $3.9 million for the six months ended June 30, 2009 and 2008, respectively. Estimated 2009 amortization expense for continuing operations is $7.0 million, and is expected to decline by approximately $0.5 million for each of the five years following.

As of the end of the second quarter of 2009, in connection with its annual goodwill impairment test, the Company also tested its other indefinite-lived intangibles, consisting of its indefinite-lived trade names. The Company estimated the fair value of its trade names by performing discounted cash flow analyses based on the relief-from-royalty approach. This approach treats the trade name as if it were licensed by the Company rather than owned, and calculates its value based on the discounted cash flow of the projected license payments. A key assumption in our fair value estimate is the discount rate utilized. We selected a discount rate of 17.0 percent. The analysis resulted in an impairment charge of $1.8 million, of which $0.9 million was recorded in the ACCO Brands Americas segment and $0.9 million was recorded in the ACCO Brands International segment.

As discussed further in Note 17, Income Taxes, during the second quarter of 2009, the Company recorded a $108.1 million non-cash charge to establish a valuation allowance on the Company’s U.S. deferred tax assets. As a result, the Company reviewed certain of our long-lived tangible and amortizable intangible assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company determined that the forecasted undiscounted cash flows related to these asset groups were in excess of their carrying values, and therefore these assets were not impaired.

Given the current economic environment and the uncertainties regarding the impact on our business, there can be no assurance that our estimates and assumptions made for purposes of our impairment testing as of the second quarter of 2009 will prove to be accurate predictions of the future. If our assumptions regarding forecasted revenue or margin growth rates are not achieved, we may be required to record additional impairment charges in future periods, whether in connection with our next annual impairment testing in the second quarter of 2010 or prior to that, if any such change constitutes a triggering event outside of the quarter from when the annual impairment test is performed. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

8. Pension and Other Retiree Benefits

The components of net periodic benefit cost for pension and postretirement plans for the three and six months ended June 30, 2009 and 2008 are as follows:

	Three Months Ended June 30,
	Pension Benefits				Postretirement
	U.S.		International		2009	2008
(in millions of dollars)	2009	2008	2009	2008
Service cost	$—	$1.2	$0.7	$1.1	$0.1	$—
Interest cost	2.1	2.2	3.4	4.3	0.2	0.3
Expected return on plan assets	(2.5)	(2.9)	(3.2)	(5.2)	—	—
Curtailment gain	—	—	(0.5)	—	—	—
Amortization of prior service cost	—	—	0.1	—	—	—
Amortization of net loss (gain)	0.3	—	0.8	—	(0.3)	(0.2)

Total net periodic benefit cost	$(0.1)	$0.5	$1.3	$0.2	$—	$0.1

	Six Months Ended June 30,
	Pension Benefits				Postretirement
	U.S.		International		2009	2008
(in millions of dollars)	2009	2008	2009	2008
Service cost	$1.3	$2.4	$1.3	$2.1	$0.1	$0.1
Interest cost	4.5	4.4	6.6	8.6	0.4	0.5
Expected return on plan assets	(5.3)	(5.8)	(6.1)	(10.5)	—	—
Curtailment gain	(1.0)	—	(0.5)	—	—	—
Amortization of prior service cost	—	—	0.1	0.1	—	—
Amortization of net loss (gain)	0.6	—	1.6	0.2	(0.5)	(0.4)

Total net periodic benefit cost	$0.1	$1.0	$3.0	$0.5	$—	$0.2

On January 20, 2009, the Company’s Board of Directors approved plan amendments to temporarily freeze the Company’s U.S. pension and non-qualified supplemental retirement plans effective March 7, 2009. No additional benefits will accrue under these plans after that date until further action by the Board of Directors. As a result, the Company recognized a curtailment gain of $1.0 million (pretax) during the three months ended March 31, 2009 and its 2009 full year pension expense will be reduced by $5.3 million. Further, the impact of the curtailment reduced the Company’s projected benefit obligation $17.1 million.

In connection with the sale of the Company’s commercial print finishing business, during the second quarter of 2009, the Company recognized within discontinued operations a curtailment gain of $0.5 million.

The Company expects to contribute approximately $9.8 million to its pension plans in 2009. For the six months ended June 30, 2009, the Company has contributed approximately $2.1 million to those plans.

In January 2009, the Company’s Board of Directors approved amendments to the Company’s U.S. 401(k) plan to suspend employer matching contributions for all participants effective February 21, 2009.

9. Discontinued Operations

The financial statement caption “discontinued operations” includes the results of the commercial print finishing business which supplies commercial laminating film and equipment to printers and packaging suppliers and represented approximately $100 million in annual net sales. In the first quarter of 2009, the Company announced it had reached a definitive agreement to sell its commercial print finishing business and to exit from selling high volume laminating film and equipment. Also during the first quarter of 2009, the Company recorded an impairment charge of $3.3 million ($1.8 million after-tax) to reflect a change in the estimate of fair value less the cost to dispose of its commercial print finishing business. In June 2009, the Company completed the sale of its commercial print finishing business for a sales price, subject to working capital adjustments, of $17.1 million, consisting of $13.1 million in cash received at closing, plus a $4.0 million note receivable due from the buyer, payable in installments of $1.5 million in June, 2011 and $2.5 million in June, 2012. Interest on the unpaid balance is payable at the rate of 4.9 percent per annum. In connection with this transaction, in the second quarter of 2009, the Company recorded a gain on sale of $1.0 million, net of tax. The gain on sale includes a pre-tax pension curtailment gain of $0.5 million.

The operating results and financial position of discontinued operations are as follows:

(in millions, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
Operating Results:	2009	2008 (1)	2009	2008 (1)
Net sales	$11.9	$26.0	$29.4	$53.0

Pretax loss	(3.8)	(49.8)	(8.8)	(49.3)

Provision (benefit) for income taxes	1.9	(8.9)	0.2	(8.7)

Gain on sale, net of tax	1.0	—	1.0	—

Loss from discontinued operations	$(4.7)	$(40.9)	$(8.0)	$(40.6)

Per share:
Basic loss from discontinued operations	$(0.09)	$(0.75)	$(0.15)	$(0.75)

Diluted loss from discontinued operations	$(0.09)	$(0.75)	$(0.15)	$(0.75)

(1)	In the second quarter of 2008, the Company recorded goodwill and asset impairment charges of $48.3 million. Included in this amount are charges to goodwill of $22.4 million, property, plant and equipment of $15.4 million and identifiable intangible assets of $10.5 million.

(in millions of dollars)	June 30, 2009	December 31, 2008
Financial Position:
Current assets	$—	$33.2
Long-term assets	—	1.6

Total assets	$—	$34.8

Current liabilities	$6.6	$15.1
Long-term liabilities	—	1.9

Total liabilities	$6.6	$17.0

Remaining liabilities related to discontinued operations consist principally of litigation accruals and severance costs.

10. Long-term Debt and Short-term Borrowings

Notes payable and long-term debt consisted of the following at June 30, 2009 and December 31, 2008:

(in millions of dollars)	June 30, 2009	December 31, 2008
U.S. Dollar Senior Secured Term Loan Credit Facility (weighted-average floating interest rate of 7.75% at June 30, 2009 and 7.75% at December 31, 2008)	$245.2	$246.0
British Pound Senior Secured Term Loan Credit Facility (weighted-average floating interest rate of 7.75% at June 30, 2009 and 9.49% at December 31, 2008)	37.6	32.8
Euro Senior Secured Term Loan Credit Facility (weighted-average floating interest rate of 7.75% at June 30, 2009 and 9.03% at December 31, 2008)	34.3	34.4
U.S. Dollar Senior Secured Revolving Credit Facility (floating interest rate of 7.75% at June 30, 2009 and 7.75% at December 31, 2008)	37.9	36.0
Euro Senior Secured Revolving Credit Facility (floating interest rate of 7.75% at June 30, 2009)	19.7	—
Securitization borrowings (floating interest rate of 0.99% at June 30, 2009 and 2.69% at December 31, 2008)	48.6	55.6
U.S. Dollar Senior Subordinated Notes, due 2015 (fixed interest rate of 7.625%)	300.4	300.4
Other borrowings	0.8	3.5

Total debt	724.5	708.7
Less: current portion	(115.0)	(64.5)

Total long-term debt	$609.5	$644.2

Loan Covenants

The Company must meet certain restrictive financial covenants as defined under its current senior secured credit facilities. The covenants, which were revised in December of 2008, become more restrictive over time and require the Company to maintain certain ratios related to total leverage and interest coverage. The remaining financial covenant ratio levels under the senior secured credit facilities are as follows:

	Maximum — Leverage Ratio(1)	Minimum — Interest Coverage Ratio(2)

4th Quarter 2008 to 3rd Quarter 2009	5.50 to 1	2.25 to 1
4th Quarter 2009 to 3rd Quarter 2010	5.25 to 1	2.25 to 1
4th Quarter 2010 to 3rd Quarter 2011	5.00 to 1	2.50 to 1
4th Quarter 2011 to 1st Quarter 2012	4.50 to 1	2.75 to 1
2nd Quarter 2012	4.00 to 1	3.00 to 1

(1)	The leverage ratio is computed by dividing the Company’s financial covenant debt by the cumulative four-quarter-trailing EBITDA, which excludes restructuring and other charges up to certain limits as well as other adjustments defined under the senior secured credit facilities.
(2)	The interest coverage ratio for any period is EBITDA for the Company for such period divided by cash interest expense for the Company for such period and other adjustments, all as defined under the senior secured credit facilities.

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

Each of ACCO Brands’ domestic subsidiaries that guarantees obligations under the senior secured credit facilities also unconditionally guarantees the senior subordinated notes on an unsecured senior subordinated basis.

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

Compliance with Loan Covenants

As of June 30, 2009, the Company’s Leverage Ratio was approximately 5.0 to 1 and the Interest Coverage was approximately 2.45 to 1. As of June 30, 2009, the amount available for borrowings under the revolving credit facilities was $79.9 million (allowing for $12.5 million of letters of credit outstanding on that date).

As of and for the period ended June 30, 2009, the Company was in compliance with all applicable loan covenants.

A breach of any of these covenants, ratios, tests or restrictions, as applicable, could result in an event of default under our credit and debt instruments, in which case our lenders could elect to declare all amounts outstanding to be immediately due and payable. If the lenders were to accelerate the payment of the indebtedness, our assets may not be sufficient to repay the indebtedness in full and any other indebtedness that would become due as a result of any acceleration. Further, in such an event, our lenders would not be required to make further loans to us, and assuming similar credit facilities were not established and that we were unable to obtain replacement financing, it would materially adversely affect our liquidity and results of operations. Based on its 2009 business plan, including achievement of cost reduction initiatives, and latest forecast, the Company expects to remain in compliance with these covenants; however compliance in 2009 and thereafter remains subject to many variables that may be outside our control.

Our ability to make payments on and to refinance our debt, to maintain compliance with our financial covenants under our debt instruments, and to fund planned capital expenditures and research and development efforts, will depend on our ability to generate cash. Our ability to generate cash is subject, in part, to economic, financial, competitive, legislative, regulatory and other factors that may be beyond our control. Our business may not generate sufficient cash flow from operations and future borrowings may not be available to us under our senior secured credit facilities or otherwise in an amount sufficient to enable us to pay our debts, or to fund our other liquidity needs. In such circumstances, we may need to refinance all or a portion of our debts on or before maturity, raise equity or sell assets. We might be unable to refinance or replace any of our debt, including our senior secured credit facilities, our revolving credit facility, which is scheduled to terminate in August 2010, or our Senior Subordinated Notes due 2015, raise equity capital or sell assets on commercially reasonable terms or at all.

The Company’s existing credit facilities would not be affected by a change in its credit rating.

Accounts Receivable Securitization Facility

In January, 2008, the Company entered into a three-year accounts receivable program with a financial institution. The program allows the Company to sell, on a revolving basis, an undivided interest in eligible U.S. receivables for up to $75 million. The receivables outstanding and the corresponding debt are included as “Accounts receivable, net” and “Long-term debt,” respectively, on our consolidated balance sheets. We record the financing costs associated with the program in “Interest expense, net” in our consolidated statements of operations. As of June 30, 2009, the Company’s borrowings under the program were $48.6 million. The accounts receivable securitization program contains certain financial covenants including a minimum interest coverage ratio and a maximum leverage ratio which are the same as the senior secured credit facilities.

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

Forward currency contracts used to hedge foreign denominated inventory purchases are designated as a cash flow hedge. Unrealized gains and losses on these contracts for inventory purchases are deferred in other comprehensive income until the contracts are settled and the underlying hedged transactions are recognized, at which time the deferred gains or losses will be reported in the “Cost of products sold” line in the condensed consolidated statements of operations. As of June 30, 2009 and December 31, 2008, the Company had cash flow designated foreign exchange contracts outstanding with a U.S. dollar equivalent notional value of $63.4 million and $49.0 million, respectively.

Forward currency contracts used to hedge foreign denominated intercompany loans are not designated as hedging instruments under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Gains and losses on these derivative instruments are recognized within “Other (Income)/Expense, net” in the condensed consolidated statements of operations and are largely offset by the changes in the fair value of the hedged item. The periods of the forward foreign exchange contracts correspond to the periods of the hedged transactions, and do not extend beyond 2010. As of June 30, 2009 and December 31, 2008, the Company had undesignated foreign exchange contracts outstanding with a U.S. dollar equivalent notional value of $309.9 million and $276.3 million, respectively.

Cross-Currency Swap

The Company utilizes a cross-currency swap to hedge a portion of its net investment in Euro-based subsidiaries against movements in exchange rates. The five-year cross currency derivative swaps $185 million at 3-month U.S. LIBOR interest rates for €152.2 million at three-month EURIBOR rates plus a credit spread. The Company makes quarterly interest payments on €152.2 million and receives quarterly interest payments on $185.0 million. The swap has served as an effective net investment hedge. The Company uses the spot rate method for accounting purposes and, accordingly, any increase or decrease in the fair value of the swap is recorded in the cumulative translation adjustment account within accumulated other comprehensive income. Any hedging ineffectiveness is recorded in the “Interest expense, net” line in the condensed consolidated statements of operations.

Hedge of Net Investment in Foreign Operations

The Company has designated third-party term borrowings as a hedge against the exposure of changes in the underlying foreign currency denominated subsidiary net assets. The effective portion of the change in fair value of net investment hedges is recorded in the cumulative translation adjustment account within accumulated other comprehensive income. The U.S. dollar equivalent of term debt designated as net investment hedges was $37.6 million and $32.8 million at June 30, 2009 and December 31, 2008, respectively.

The following table summarizes the fair value of the Company’s derivative financial instruments as of June 30, 2009 and December 31, 2008, respectively.

	Fair Value of Derivative Instruments
	Derivative Assets			Derivative Liabilities
(in millions of dollars)	Balance Sheet Location	June 30, 2009	Dec. 31, 2008	Balance Sheet Location	June 30, 2009	Dec. 31, 2008
Derivatives designated as hedging instruments:
Foreign exchange contracts	Other current assets	$0.3	$5.1	Other current liabilities	$3.3	$1.3

Cross-currency swap				Other non-current liabilities	29.4	29.4

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current assets	1.0	9.8	Other current liabilities	3.3	11.4

Total derivatives		$1.3	$14.9		$36.0	$42.1

The following table summarizes the pretax effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations for the three and six months ended June 30, 2009 and June 30, 2008, respectively.

	The Effect of Derivative Instruments in Cash Flow Hedging Relationships on the Consolidated Statements of Operations for the Three Months Ended June 30, 2009 and 2008
(in millions of dollars)	Amount of (Gain) Loss Recognized in OCI (Effective Portion)		Location of (Gain) Loss Reclassified from OCI to Income	Amount of (Gain) Loss Reclassified from AOCI to Income (Effective Portion)		Location of (Gain) Loss Recognized in Income	Amount of (Gain) Loss Recognized in Income (Ineffective Portion)
	2009	2008		2009	2008		2009	2008
Cash flow hedges:
Foreign exchange contracts	$(3.3)	$(0.8)	Cost of products sold	$1.3	$(0.9)	Cost of products sold	$—	$—

Net investment hedges:
Cross-currency swap	14.2	(0.1)	Other (income)/expense	—	—	Interest expense, net	(0.5)	0.4
Net investment in foreign operations	2.2	—	Other (income)/expense	—	—	Other (income)/expense	0.3	—

Total	$13.1	$(0.9)		$1.3	$(0.9)		$(0.2)	$0.4

	The Effect of Derivative Instruments in Cash Flow Hedging Relationships on the Consolidated Statements of Operations for the Six Months Ended June 30, 2009 and 2008
(in millions of dollars)	Amount of (Gain) Loss Recognized in OCI (Effective Portion)		Location of (Gain) Loss Reclassified from OCI to Income	Amount of (Gain) Loss Reclassified from AOCI to Income (Effective Portion)		Location of (Gain) Loss Recognized in Income	Amount of (Gain) Loss Recognized in Income (Ineffective Portion)
	2009	2008		2009	2008		2009	2008
Cash flow hedges:
Foreign exchange contracts	$(3.1)	$(1.5)	Cost of products sold	$3.8	$(1.5)	Cost of products sold	$—	$—

Net investment hedges:
Cross-currency swap	(0.1)	16.1	Other (income)/expense	—	—	Interest expense, net	(1.0)	0.8

Net investment in foreign operations	4.9	(4.1)	Other (income)/expense	—	—	Other (income)/expense	0.3	—

Total	$1.7	$10.5		$3.8	$(1.5)		$(0.7)	$0.8

	The Effect of Derivatives Not Designated as Hedging Instruments on the Consolidated Statements of Operations
(in millions of dollars)	Location of (Gain) Loss Recognized in Income on Derivatives	Amount of (Gain) Loss Recognized in Income Three Months Ended June 30,		Amount of (Gain) Loss Recognized in Income Six Months Ended June 30,
		2009	2008	2009	2008
Foreign exchange contracts	Other (income)/expense	$(1.0)	$(0.7)	$(4.7)	$2.4

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

The Company utilizes the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company has determined that its financial assets and liabilities are Level 2 in the fair value hierarchy. The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008
Assets:
Forward currency contracts	$1.3	$14.9
Liabilities:
Cross-currency swap	$29.4	$29.4
Forward currency contracts	$6.6	$12.7

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

The fair values of cash and cash equivalents, notes payable to banks, accounts receivable and accounts payable approximate carrying amounts due principally to their short maturities. The carrying amount of total debt was $724.5 million and $708.7 million and the estimated fair value of total debt was $538.3 million and $494.3 million at June 30, 2009 and December 31, 2008, respectively. The fair values are determined from quoted market prices, where available, and from investment bankers using current interest rates considering credit ratings and the remaining terms of maturity.

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

Examples of our traditional office products and supplies are staplers, staples, punches, ring binders, trimmers, sheet protectors, hanging file folders, clips and fasteners, data binders, dry-erase boards, dry-erase markers, easels, bulletin boards, overhead projectors, transparencies, laser pointers and screens. These products are sold under leading brands including Swingline®, Rexel, Wilson Jones®, Marbig, Quartet®, and NOBO. Examples of our document finishing solutions are binding, lamination and punching equipment, binding and lamination supplies, report covers, archival report covers and shredders. These products are sold primarily under the GBC® brand. We also provide machine maintenance and repair services sold under the GBC brand. Included in the ACCO Brands Americas segment are our personal organization tools, including time management products, primarily under the Day-Timer® brand name.

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

Financial information by reportable segment is set forth below.

Net sales by business segment are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions of dollars)	2009	2008	2009	2008
ACCO Brands Americas	$162.0	$211.9	$319.7	$412.3
ACCO Brands International	102.7	147.3	203.0	298.9
Computer Products Group	39.1	54.8	74.5	102.8

Net sales	$303.8	$414.0	$597.2	$814.0

Operating income (loss) by business segment is as follows (a):

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions of dollars)	2009	2008	2009	2008
ACCO Brands Americas	$5.6	$(2.0)	$11.8	$(2.4)
ACCO Brands International	1.2	10.3	6.8	20.6
Computer Products Group	7.9	10.4	12.7	16.9

Subtotal	14.7	18.7	31.3	35.1
Corporate	(3.7)	(6.7)	(6.9)	(12.7)

Operating income	11.0	12.0	24.4	22.4
Interest expense	15.8	15.8	31.9	31.9
Equity in (earnings) of joint ventures	(0.4)	(1.8)	(0.7)	(3.5)
Other (income) expense, net	(0.9)	2.8	1.5	1.9

Loss from continuing operations before income taxes	$(3.5)	$(4.8)	$(8.3)	$(7.9)

(a)	Operating income as presented in the segment table above is defined as i) net sales; ii) less cost of products sold; iii) less advertising, selling, general and administrative expenses; iv) less amortization of intangibles; and v) less restructuring charges.

14. Earnings per Share

Total outstanding shares as of June 30, 2009 and 2008 were 54.5 million and 54.2 million, respectively. The calculation of basic earnings per common share is based on the weighted average number of common shares outstanding in the year, or period, over which they were outstanding. The Company’s diluted earnings per common share assumes that any common shares outstanding were increased by shares that would be issued upon exercise of those stock units for which the average market price for the period exceeds the exercise price; less, the shares that could have been purchased by the Company with the related proceeds, including compensation expense measured but not yet recognized, net of tax. The weighted average number of common shares outstanding for the three months ended June 30, 2009 and 2008 was 54.5 million and 54.2 million, respectively, and 54.4 million and 54.2 million for the six months ended June 30, 2008 and 2008, respectively. Due to the loss from continuing operations during the three and six months ended June 30, 2009 and 2008, the denominator in the diluted earnings per share calculation does not include the effects of options as it would result in a less dilutive computation. As a result, diluted earnings per share for the three and six months ended June 30, 2009 and 2008 are the same as basic earnings per share.

The Company has dilutive shares related to stock options and restricted stock units that were granted under the Company’s stock compensation plans. As of June 30, 2009 and 2008, approximately 7.8 million shares and 6.4 million shares, respectively, were excluded from the calculation of diluted earnings per share as their inclusion would have been anti-dilutive.

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

The Company continually evaluates its exposure to loss contingencies arising from pending or threatened litigation and believes it has made adequate provisions therefor. Nonetheless, assessing and predicting the outcomes of these matters involve substantial uncertainties. It remains possible that despite management’s current belief, material differences in actual outcomes or changes in management’s evaluations or predictions could arise that could have a material adverse impact on the Company’s financial condition or results of operations.

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

16. Comprehensive Loss

Total comprehensive loss was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions of dollars)	2009	2008	2009	2008
Net loss	$(121.4)	$(46.7)	$(128.4)	$(48.5)
Other comprehensive income (loss), net of tax
Derivative instruments, net of tax	(2.8)	(0.2)	(4.2)	(0.4)
Amortization of costs associated with pension and post- retirement benefit obligations, net of tax	(3.8)	(0.1)	5.3	(0.1)
Currency translation adjustments	22.4	6.7	23.0	14.3

Other comprehensive income	15.8	6.4	24.1	13.8

Comprehensive loss	$(105.6)	$(40.3)	$(104.3)	$(34.7)

17. Income Taxes

For the three months ended June 30, 2009, the Company recorded income tax expense from continuing operations of $113.2 million compared to $1.0 million in the prior year. In accordance with SFAS No. 109, Accounting for Income Taxes, the Company assesses, on a quarterly basis, the realizability of its deferred tax assets. A valuation allowance must be established when, based upon the evaluation of all available evidence, it is more likely than not that all or a portion of the deferred tax assets will not be realized. Realization of deferred tax assets is dependent upon taxable income in prior carryback years, estimates of future taxable income, tax planning strategies and reversals of existing taxable temporary differences. After considering both the positive and negative evidence for the second quarter of fiscal year 2009, the Company determined that it was no longer more-likely-than-not that it would realize the full value of its U.S. deferred tax assets. As a result, during the second quarter of 2009, the Company established a valuation allowance against its deferred tax assets in the U.S. to reduce them to their estimated net realizable value with a corresponding non-cash charge of $108.1 million to the provision for income taxes. The effective tax rate in the prior year was impacted by the impairment of goodwill which is not tax deductible.

For the six months ended June 30, 2009, the Company recorded income tax expense of $112.1 million compared to no expense in the prior year. As discussed above, during the second quarter of 2009 the Company recorded a non-cash charge of $108.1 million to establish a valuation allowance against its U.S. deferred tax assets. The prior year effective tax rate was impacted by the non-deductible goodwill impairment charge.

For the three months ended June 30, 2009, the Company recorded an income tax expense from discontinued operations of $2.1 million versus an income tax benefit of $8.9 million in the prior year.

For the six months ended June 30, 2009, the Company recorded income tax expense from discontinued operations of $0.4 million versus an income tax benefit of $8.7 million in the prior year.

The U.S. federal statute of limitations related to income tax returns remains open for the year 2005 and onward. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from 3 to 5 years. Years still open to examination by foreign tax authorities in major jurisdictions include Canada (2005 onward) and the United Kingdom (2005 onward). The Company is currently under examination in various foreign jurisdictions.

18. Joint Venture Investments

Summarized below is financial information for the Company’s joint ventures, which are accounted for under the equity method. Accordingly, the Company has recorded its proportionate share of earnings or losses on the line entitled “Equity in earnings of joint ventures” in the condensed consolidated statements of operations.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions of dollars)	2009	2008	2009	2008
Net sales	$29.1	$35.2	$55.8	$66.6
Gross profit	13.9	19.1	27.8	35.9
Operating income	1.5	4.6	2.5	8.8
Net income	0.7	3.2	1.3	6.4

(in millions of dollars)	June 30, 2009	December 31, 2008
Current assets	$58.0	$48.6
Non-current assets	32.3	18.4
Current liabilities	26.4	26.2
Non-current liabilities	24.7	8.7

19. Condensed Consolidated Financial Information

The Company’s 100% owned domestic subsidiaries, excluding the accounts receivable securitization subsidiary, have jointly and severally, fully and unconditionally, guaranteed our existing senior subordinated notes issued by the Company. Rather than filing separate financial statements for each guarantor subsidiary with the Securities and Exchange Commission, the Company has elected to present the following consolidating financial statements, which detail the results of operations for the three and six months ended June 30, 2009 and 2008, cash flows for the six months ended June 30, 2009 and 2008 and financial position as of June 30, 2009 and December 31, 2008 of the Company and its guarantor and non-guarantor subsidiaries (in each case carrying investments under the equity method), and the eliminations necessary to arrive at the reported consolidated financial statements of the Company. Certain previously reported amounts within the 2008 condensed consolidated financial statements have been revised to appropriately reflect intercompany transactions by and with our accounts receivable securitization subsidiary. The revisions resulted in certain line items of the condensed consolidated financial statements changing between the guarantor and non-guarantor columns of the accompanying presentation. Such revisions were immaterial to the previously reported guarantors’ results of operations and cash flows and the guarantors net assets did not change.

Condensed Consolidating Balance Sheets (Unaudited)

	June 30, 2009
(in millions of dollars)	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$3.1	$3.9	$26.0	$—	$33.0
Accounts receivable, net	—	(8.7)	265.4	—	256.7
Inventories, net	—	124.3	105.3	—	229.6
Receivables from affiliates	346.3	206.8	272.1	(825.2)	—
Deferred income taxes	—	—	8.9	—	8.9
Other current assets	0.4	15.7	14.8	—	30.9

Total current assets	349.8	342.0	692.5	(825.2)	559.1
Property, plant and equipment, net	1.8	106.6	82.2	—	190.6
Deferred income taxes	—	—	6.3	—	6.3
Goodwill	—	94.7	46.4	—	141.1
Identifiable intangibles, net	58.0	59.9	30.9	—	148.8
Other assets	19.0	5.5	29.7	—	54.2
Investment in, long-term receivable from, affiliates	450.4	860.2	200.0	(1,510.6)	—

Total assets	$879.0	$1,468.9	$1,088.0	$(2,335.8)	$1,100.1

Liabilities and Stockholders’ (Deficit) Equity
Current liabilities
Notes payable to banks	$37.9	$—	$19.8	$—	$57.7
Current portion of long-term debt	—	0.1	57.2	—	57.3
Accounts payable	—	52.8	48.0	—	100.8
Accrued compensation	2.1	4.1	10.8	—	17.0
Accrued customer program liabilities	—	33.1	37.6	—	70.7
Other current liabilities	11.7	41.4	60.9	—	114.0
Payables to affiliates	140.6	677.4	244.8	(1,062.8)	—
Liabilities of discontinued operations held for sale	—	6.5	0.1	—	6.6

Total current liabilities	192.3	815.4	479.2	(1,062.8)	424.1
Long-term debt	545.5	0.4	63.6	—	609.5
Long-term notes payable to affiliates	178.2	16.4	0.4	(195.0)	—
Deferred income taxes	36.5	10.4	15.9	—	62.8
Pension and post retirement benefit obligations	4.9	50.5	18.1	—	73.5
Other non-current liabilities	28.7	8.0	0.6	—	37.3

Total liabilities	986.1	901.1	577.8	(1,257.8)	1,207.2
Stockholders’ (deficit) equity
Common stock	0.5	562.2	76.0	(638.2)	0.5
Treasury stock, at cost	(1.4)	—	—	—	(1.4)
Paid-in capital	1,395.8	661.0	529.6	(1,190.6)	1,395.8
Accumulated other comprehensive income (loss)	(93.4)	(52.6)	(18.2)	70.8	(93.4)
Accumulated (deficit) retained earnings	(1,408.6)	(602.8)	(77.2)	680.0	(1,408.6)

Total stockholders’ (deficit) equity	(107.1)	567.8	510.2	(1,078.0)	(107.1)

Total liabilities and stockholders’ (deficit) equity	$879.0	$1,468.9	$1,088.0	$(2,335.8)	$1,100.1

Condensed Consolidating Balance Sheets

	December 31, 2008
(in millions of dollars)	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$0.5	$(0.8)	$18.4	$—	$18.1
Accounts receivable, net	—	(9.0)	283.8	—	274.8
Inventories, net	—	154.3	112.2	—	266.5
Receivables from affiliates	198.8	38.1	249.9	(486.8)	—
Assets of discontinued operations held for sale	—	12.3	20.9	—	33.2
Deferred income taxes	15.4	8.2	9.4	—	33.0
Other current assets	2.8	13.4	22.9	—	39.1

Total current assets	217.5	216.5	717.5	(486.8)	664.7
Property, plant and equipment, net	1.7	114.3	78.8	—	194.8
Deferred income taxes	50.0	25.8	5.9	—	81.7
Goodwill	—	72.0	67.5	—	139.5
Identifiable intangibles, net	58.1	60.3	31.5	—	149.9
Other assets	19.1	4.7	26.2	—	50.0
Investment in, long-term receivable from, affiliates	556.4	1,045.9	198.0	(1,800.3)	—
Assets of discontinued operations held for sale	—	0.5	1.1	—	1.6

Total assets	$902.8	$1,540.0	$1,126.5	$(2,287.1)	$1,282.2

Liabilities and Stockholders’ (Deficit) Equity
Current liabilities
Notes payable to banks	$36.0	$—	$2.6	$—	$38.6
Current portion of long-term debt	—	0.1	25.8	—	25.9
Accounts payable	—	79.5	64.3	—	143.8
Accrued compensation	3.0	5.9	12.6	—	21.5
Accrued customer program liabilities	—	42.9	43.9	—	86.8
Other current liabilities	14.5	50.4	67.2	—	132.1
Payables to affiliates	50.6	599.0	281.0	(930.6)	—
Liabilities of discontinued operations held for sale	—	7.6	7.5	—	15.1

Total current liabilities	104.1	785.4	504.9	(930.6)	463.8
Long-term debt	546.4	0.5	97.3	—	644.2
Long-term notes payable to affiliates	178.2	83.8	2.1	(264.1)	—
Liabilities of discontinued operations held for sale	—	—	1.9	—	1.9
Deferred income taxes	37.2	(8.1)	13.7	—	42.8
Pension and other post retirement obligations	5.5	66.1	17.1	—	88.7
Other non-current liabilities	34.8	7.6	1.8	—	44.2

Total liabilities	906.2	935.3	638.8	(1,194.7)	1,285.6
Stockholders’ (deficit) equity
Common stock	0.6	562.1	76.0	(638.1)	0.6
Treasury stock, at cost	(1.1)	—	—	—	(1.1)
Paid-in capital	1,394.8	675.3	517.3	(1,192.6)	1,394.8
Accumulated other comprehensive income (loss)	(117.5)	(59.1)	(36.8)	95.9	(117.5)
Accumulated (deficit) retained earnings	(1,280.2)	(573.6)	(68.8)	642.4	(1,280.2)

Total stockholders’ (deficit) equity	(3.4)	604.7	487.7	(1,092.4)	(3.4)

Total liabilities and stockholders’ (deficit) equity	$902.8	$1,540.0	$1,126.5	$(2,287.1)	$1,282.2

Condensed Consolidating Income Statements (Unaudited)

	Three months ended June 30, 2009
(in millions of dollars)	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Unaffiliated sales	$—	$150.5	$153.3	$—	$303.8
Affiliated sales	—	6.0	0.8	(6.8)	—

Net sales	—	156.5	154.1	(6.8)	303.8

Cost of products sold	—	117.1	104.7	(6.8)	215.0

Advertising, selling, general and administrative expenses	4.3	29.7	30.4	—	64.4
Amortization of intangibles	—	1.1	0.8	—	1.9
Restructuring charges	—	3.3	6.4	—	9.7
Goodwill and asset impairment charges	—	0.8	1.0	—	1.8

Operating (loss) income	(4.3)	4.5	10.8	—	11.0

Interest (income) expense from affiliates	0.1	(0.1)	—	—	—
Interest expense	10.9	2.3	2.6	—	15.8
Equity in (earnings) of joint ventures	—	0.1	(0.5)	—	(0.4)
Other (income) expense, net	(0.1)	(0.5)	(0.3)	—	(0.9)

(Loss) income before taxes and earnings (losses) of wholly owned subsidiaries	(15.2)	2.7	9.0	—	(3.5)
Income tax expense (benefit)	100.9	(1.3)	13.6	—	113.2

Income (loss) from continuing operations	(116.1)	4.0	(4.6)	—	(116.7)
Income (loss) from discontinued operations, net of income taxes	—	(19.1)	14.4	—	(4.7)

(Loss) income before earnings (losses) of wholly owned subsidiaries	(116.1)	(15.1)	9.8	—	(121.4)
Earnings (losses) of wholly owned subsidiaries	(5.3)	(16.6)	—	21.9	—

Net income (loss)	$(121.4)	$(31.7)	$9.8	$21.9	$(121.4)

	Three months ended June 30, 2008
(in millions of dollars)	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Unaffiliated sales	$—	$198.2	$215.8	$—	$414.0
Affiliated sales	—	16.4	8.8	(25.2)	—

Net sales	—	214.6	224.6	(25.2)	414.0

Cost of products sold	—	160.7	153.7	(25.2)	289.2
Advertising, selling, general and administrative expenses	7.6	47.5	40.0	—	95.1
Amortization of intangibles	—	0.9	1.1	—	2.0
Restructuring charges	—	1.3	0.3	—	1.6
Goodwill and asset impairment charges	—	9.8	4.3	—	14.1

Operating (loss) income	(7.6)	(5.6)	25.2	—	12.0

Interest (income) expense from affiliates	(1.1)	(0.8)	1.9	—	—
Interest expense	11.8	1.3	2.7	—	15.8
Equity in (earnings) of joint ventures	—	—	(1.8)	—	(1.8)
Other (income) expense, net	1.0	—	1.8	—	2.8

(Loss) income before taxes and earnings (losses) of wholly owned subsidiaries	(19.3)	(6.1)	20.6	—	(4.8)
Income tax expense (benefit)	(1.0)	(0.9)	2.9	—	1.0

Income (loss) from continuing operations	(18.3)	(5.2)	17.7	—	(5.8)
Income (loss) from discontinued operations, net of income taxes	—	(23.6)	(17.3)	—	(40.9)

(Loss) income before earnings (losses) of wholly owned subsidiaries	(18.3)	(28.8)	0.4	—	(46.7)
Earnings (losses) of wholly owned subsidiaries	(28.4)	8.5	—	19.9	—

Net income (loss)	$(46.7)	$(20.3)	$0.4	$19.9	$(46.7)

Condensed Consolidating Income Statements (Unaudited)

	Six months ended June 30, 2009
(in millions of dollars)	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Unaffiliated sales	$—	$294.1	$303.1	$—	$597.2
Affiliated sales	—	12.0	2.1	(14.1)	—

Net sales	—	306.1	305.2	(14.1)	597.2

Cost of products sold	—	232.0	208.4	(14.1)	426.3

Advertising, selling, general and administrative expenses	8.0	61.8	59.2	—	129.0
Amortization of intangibles	—	2.0	1.6	—	3.6
Restructuring charges	0.1	2.8	9.2	—	12.1
Goodwill and asset impairment charges	—	0.8	1.0	—	1.8

Operating (loss) income	(8.1)	6.7	25.8	—	24.4

Interest (income) expense from affiliates	0.2	(0.3)	0.1	—	—
Interest expense	22.5	5.0	4.4	—	31.9
Equity in (earnings) of joint ventures	—	0.1	(0.8)	—	(0.7)
Other (income) expense, net	0.7	(3.4)	4.2	—	1.5

(Loss) income before taxes and earnings (losses) of wholly owned subsidiaries	(31.5)	5.3	17.9	—	(8.3)
Income tax expense (benefit)	96.7	(0.9)	16.3	—	112.1

Income (loss) from continuing operations	(128.2)	6.2	1.6	—	(120.4)
Income (loss) from discontinued operations, net of income taxes	—	(22.5)	14.5	—	(8.0)

(Loss) income before earnings (losses) of wholly owned subsidiaries	(128.2)	(16.3)	16.1	—	(128.4)
Earnings (losses) of wholly owned subsidiaries	(0.2)	(16.0)	—	16.2	—

Net income (loss)	$(128.4)	$(32.3)	$16.1	$16.2	$(128.4)

	Six months ended June 30, 2008
(in millions of dollars)	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Unaffiliated sales	$—	$379.0	$435.0	$—	$814.0
Affiliated sales	—	30.6	16.8	(47.4)	—

Net sales	—	409.6	451.8	(47.4)	814.0

Cost of products sold	—	305.6	310.1	(47.4)	568.3
Advertising, selling, general and administrative expenses	14.2	98.8	85.1	—	198.1
Amortization of intangibles	—	1.8	2.1	—	3.9
Restructuring charges	—	3.4	3.8	—	7.2
Goodwill and asset impairment charges	—	9.8	4.3	—	14.1

Operating (loss) income	(14.2)	(9.8)	46.4	—	22.4

Interest (income) expense from affiliates	(2.4)	(1.5)	3.9	—	—
Interest expense	23.4	2.8	5.7	—	31.9
Equity in (earnings) of joint ventures	—	—	(3.5)	—	(3.5)
Other (income) expense, net	0.1	0.3	1.5	—	1.9

(Loss) income before taxes and earnings (losses) of wholly owned subsidiaries	(35.3)	(11.4)	38.8	—	(7.9)
Income tax expense (benefit)	(3.3)	(2.7)	6.0	—	—

Income (loss) from continuing operations	(32.0)	(8.7)	32.8	—	(7.9)
Income (loss) from discontinued operations, net of income taxes	—	(23.0)	(17.6)	—	(40.6)

(Loss) income before earnings (losses) of wholly owned subsidiaries	(32.0)	(31.7)	15.2	—	(48.5)
Earnings (losses) of wholly owned subsidiaries	(16.5)	12.8	—	3.7	—

Net income (loss)	$(48.5)	$(18.9)	$15.2	$3.7	$(48.5)

Condensed Consolidating Statement of Cash Flows (Unaudited)

	Six Months Ended June 30, 2009
(in millions of dollars)	Parent	Guarantors	Non-Guarantors	Consolidated
Net cash (used) provided by operating activities	$(22.3)	$4.8	$16.1	$(1.4)
Investing activities:
Additions to property, plant and equipment	(0.2)	(2.2)	(2.0)	(4.4)
Assets acquired	(1.9)	(0.7)	(0.5)	(3.1)
Proceeds from sale of discontinued operations	—	2.1	9.3	11.4
Proceeds from the disposition of assets	—	—	0.3	0.3

Net cash provided/(used) by investing activities	(2.1)	(0.8)	7.1	4.2
Financing activities:
Intercompany financing	26.4	(1.3)	(25.1)	—
Intercompany dividends received (paid)	—	2.0	(2.0)	—
Borrowings of short-term debt	1.9	—	17.2	19.1
Repayments of long-term debt	(0.9)	—	(7.3)	(8.2)
Cost of debt issuance	(0.1)	—	—	(0.1)
Other	(0.3)	—	—	(0.3)

Net cash provided (used) by financing activities	27.0	0.7	(17.2)	10.5
Effect of foreign exchange rate changes on cash	—	—	1.6	1.6
Net increase (decrease) in cash and cash equivalents	2.6	4.7	7.6	14.9
Cash and cash equivalents at the beginning of the period	0.5	(0.8)	18.4	18.1

Cash and cash equivalents at the end of the period	$3.1	$3.9	$26.0	$33.0

	Six Months Ended June 30, 2008
(in millions of dollars)	Parent	Guarantors	Non-Guarantors	Consolidated
Net cash (used) provided by operating activities	$(30.8)	$(37.1)	$27.5	$(40.4)
Investing activities:
Additions to property, plant and equipment	(0.5)	(20.8)	(8.7)	(30.0)

Proceeds from the disposition of assets	—	0.9	3.0	3.9
Net cash used by investing activities	(0.5)	(19.9)	(5.7)	(26.1)
Financing activities:
Intercompany financing	12.5	50.3	(62.8)	—
Intercompany dividends received (paid)	—	7.9	(7.9)	—
Repayments of long-term debt	(63.7)	—	(20.4)	(84.1)
Proceeds from long-term borrowings	—	—	63.5	63.5
Borrowings of short-term debt	74.6	—	4.8	79.4
Cost of debt issuance	(0.7)	—	(0.5)	(1.2)
Other	0.3	—	—	0.3

Net cash provided (used) by financing activities	23.0	58.2	(23.3)	57.9
Effect of foreign exchange rate changes on cash	—	—	0.5	0.5
Net increase (decrease) in cash and cash equivalents	(8.3)	1.2	(1.0)	(8.1)
Cash and cash equivalents at the beginning of the period	8.4	(0.3)	34.2	42.3

Cash and cash equivalents at the end of the period	$0.1	$0.9	$33.2	$34.2

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

ACCO Brands Corporation is one of the world’s largest suppliers of select categories of branded office products (excluding furniture, computers, printers and bulk paper) to the office products resale industry. We design, develop, manufacture and market a wide variety of traditional and computer-related office products, supplies, binding and laminating equipment and consumable supplies, personal computer accessory products, paper-based time management products and presentation aids and products. We have leading market positions and brand names, including GBC®, Kensington®, Quartet®, Rexel, Swingline®, Wilson Jones®, Nobo, Marbig and Day-Timer® among others.

The majority of our office products are used by businesses. Most of these end-users purchase our products from our customers, which include commercial contract stationers, retail superstores, wholesalers, distributors, mail order and internet catalogs, mass merchandisers, club stores and dealers. We also supply certain of our products directly to commercial end-users and to the educational market. Customers such as Staples, Office Depot and OfficeMax operate across multiple distribution channels (contract stationers, retail superstores, mail order and internet catalogs). Historically we have targeted the premium-end of the product categories in which we compete. However, we also supply private label products for our customers where we believe we have an economic advantage or where it is necessary to merchandise a complete category.

Our leading brand positions provide the scale to enable us to invest in product innovations and drive market growth across our product categories. In addition, the expertise we use to satisfy the exacting technical specifications of our demanding commercial customers is in many instances the basis for expanding our products and innovations to consumer products.

Our current strategy centers on a combination of growing sales and market share and generating acceptable profitability and returns. Specifically, we have substantially reduced our operating expenses and seek to leverage our platform for organic growth through greater consumer understanding, product innovation, marketing and merchandising, disciplined category expansion including broader product penetration and possible strategic transactions and continued cost realignment.

In June 2009, the Company completed the sale of its commercial print finishing business for a sales price, subject to working capital adjustments, of $17.1 million, consisting of $13.1 million in cash received at closing, plus a $4.0 million note receivable due from the buyer, payable in installments of $1.5 million in June, 2011 and $2.5 million in June, 2012. Interest on the unpaid balance is payable at the rate of 4.9 percent per annum. In connection with this transaction, during the second quarter of 2009, the Company recorded a gain on sale of $1.0 million, net of tax. The Commercial Print Finishing business has been classified as a discontinued operation in our consolidated financial statements for all periods presented.

Management’s discussion and analysis of financial condition and results of operations for the three and six months ended June 30, 2009 and 2008, should be read in conjunction with the condensed consolidated financial statements of ACCO Brands Corporation and the accompanying notes contained therein. Unless otherwise noted, the following discussion pertains only to our continuing operations.

Overview of Company Performance

ACCO Brands’ results are dependent upon a number of factors affecting sales, including pricing and competition. Historically, key drivers of demand in the office products industry have included trends in white collar employment levels, gross domestic product (GDP) and growth in the number of small businesses and home offices together with increasing usage of personal computers. Pricing and demand levels for office products have also reflected a substantial consolidation within the global resellers of office products. This has led to multiple years of industry pricing pressure and a more efficient level of asset utilization by customers, resulting in lower sales volumes for suppliers of office products. We sell products in highly competitive markets, and compete against large international and national companies, regional competitors and against our own customers’ private-label direct sourcing.

During the first six months of 2009, the Company continued to be impacted by challenging global economic conditions that are affecting all of our global markets. This has translated into soft demand for our products, destocking of inventories by our customers and, as a result, the need for us to significantly reduce costs to mitigate the impact on our profits, requiring additional severance and related charges. In addition, the strengthening of the U.S. dollar has further exacerbated the downward pressure on the Company’s operating results. A significant portion of the products we sell in international markets are sourced from Asia and are paid for in U.S. dollars. Declines in local currencies relative to the dollar effectively increase the cost of products sold of our non-U.S. operations. To partially mitigate these factors, the Company has intensified its cost-reduction activities in the first half of 2009 and in addition to certain reductions in force, has also implemented reductions in sales support expenditures, salary reductions, the suspension of 401(k) plan company contributions, freezing of pension plan benefits for U.S. based employees and voluntary unpaid leave for European employees. These actions, along with cost reduction measures implemented during 2008 are expected to generate pretax savings of approximately $80 million in 2009. Approximately two-thirds of these estimated cost savings relate to “Advertising, selling, general and administrative expenses”, with the remaining amount benefiting “Cost of products sold” as reflected in the Consolidated Statements of Operations. In connection with all of the actions noted above the Company expects to incur additional costs of approximately $3 million.

The Company does not anticipate incurring restructuring and integration charges beyond 2009. Cash payments related to the Company’s restructuring and integration activities amounted to $20.7 million (excluding capital expenditures) during the first six months of 2009. It is expected that additional disbursements of $21.7 million, net of expected proceeds from real estate held-for-sale, will be completed by the end of 2010 as the Company continues to implement additional phases of its strategic and cost reduction plans.

As our capital expenditures have been reduced and as costs associated with recent restructuring initiatives are approaching completion, we expect to increase our flexibility to reduce debt and take other actions that build future shareholder value.

During the second quarter of 2009, the Company reflected the reduction of its business in its future forecasts, and as a result, the Company recorded a non-cash charge of $108.1 million to establish a valuation allowance against its U.S. deferred tax assets. For a further discussion see Note 17, Income Taxes. In addition, for the second quarter of 2009, the Company recorded a non-cash impairment charge of $1.8 million on certain of its trade names. For the second quarter of 2008, the Company recorded a non-cash goodwill impairment charge of $14.1 million.

The recent unprecedented volatility in capital and credit markets may create additional risks to the Company directly or indirectly because of its potential to also impact our major customers and suppliers in the upcoming months and possibly years. The adverse effect of a sustained U.S. or international economic downturn, including sustained periods of decreased consumer and business spending, high unemployment levels, or declining consumer or business confidence, along with continued volatility and disruption in the credit and capital markets, have resulted in, and may continue to result in reduced demand for our products.

Our ability to meet our expenses and debt service obligations will depend on our future performance. If the sales decline we suffered in 2008 and the first half of 2009 was to accelerate we may not be able to generate sufficient cash flows to pay our debt service obligations. If we do not have enough money to pay our debt service obligations, we may be required to refinance all or part of our existing debt, sell assets or borrow more money. We may not be able to, at any given time, further reduce our costs, obtain additional relief from our debt covenants, sell assets or borrow more money on terms acceptable to us, or at all.

Based on its 2009 business plan and further supported by its cost cutting initiatives, and latest forecasts, the Company believes it will remain compliant with its debt covenants and will have adequate liquidity despite the disruption of the capital and credit markets; however, the disruptions in capital and credit markets have resulted in increased borrowing costs associated with our debt, which will adversely affect net income and could make it difficult to refinance our debt. The Company funds liquidity needs for capital investment, working capital, hedging activities and other financial commitments through cash flow from continuing operations and a large, diversified credit facility ($467.1 million in aggregate total commitments as of June 30, 2009, of which no financial institution has more than 8% of the aggregate commitments for the Company). As of June 30, 2009, approximately $79.9 million remained available for borrowing under our revolving credit facility, which expires in August 2010.

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

Three Months Ended June 30, 2009 versus June 30, 2008

Results

The following table presents the Company’s results for the three months ended June 30, 2009 and 2008, respectively.

	Three Months Ended June 30,		Amount of Change
(in millions of dollars)	2009	2008	$	%
Net sales	$303.8	$414.0	$(110.2)	(27)%
Cost of products sold	215.0	289.2	(74.2)	(26)%
Gross profit	88.8	124.8	(36.0)	(29)%
Gross profit margin	29.2%	30.1%		(0.9	)pts
Advertising, selling, general and administrative expenses	64.4	95.1	(30.7)	(32)%
Amortization of intangibles	1.9	2.0	(0.1)	(5)%
Restructuring charges	9.7	1.6	8.1	NM
Goodwill and asset impairment charges	1.8	14.1	(12.3)	(87)%
Operating income	11.0	12.0	(1.0)	(8)%
Operating income margin	3.6%	2.9%		0.7	pts
Interest expense, net	15.8	15.8	—	—%
Equity in (earnings) of joint ventures	(0.4)	(1.8)	1.4	78%
Other (income) expense, net	(0.9)	2.8	(3.7)	(132)%
Income tax expense	113.2	1.0	112.2	NM
Effective tax rate	NM	(20.9)%		NM
Loss from continuing operations	(116.7)	(5.8)	(110.9)	NM
Loss from discontinued operations, net of income taxes	(4.7)	(40.9)	36.2	89%
Net loss	(121.4)	(46.7)	(74.7)	NM

Net Sales

Net sales decreased $110.2 million, or 27%, to $303.8 million. The decline in sales was broad-based and occurred principally in the U.S., Canada and Europe driven by continued weak consumer demand. As the U.S. dollar strengthened relative to the prior year, the unfavorable impact of foreign currency translation further reduced net sales by 7%, or $30.3 million. The sales decline was slightly impacted by the timing of the Easter holiday which favorably affected the prior-year quarter. The decline in sales was partially offset by price increases in international markets to compensate for the adverse foreign currency effect on our cost of goods sold.

Cost of Products Sold

Cost of products sold includes all manufacturing, product sourcing and distribution costs, including depreciation related to assets used in the manufacturing and distribution process, inbound and outbound freight, shipping and handling costs, purchasing costs associated with materials and packaging used in the production processes and distribution costs. Cost of products sold decreased $74.2 million, or 26%, to $215.0 million. The main reduction was volume driven followed by currency translation but also reflects increased commodity costs and higher costs of Asian sourced goods sold in international markets due to the strength of the U.S. dollar, partially offset by manufacturing efficiency improvements at our Booneville, Mississippi manufacturing and distribution facility.

In addition, certain other charges have been recorded within cost of products sold. These charges are incremental to the cost of the Company’s underlying restructuring actions and do not qualify as restructuring pursuant to SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. These charges include costs to improve the efficiency and utilization of its manufacturing and distribution facilities, equipment relocation costs, retention incentives and other facility-related costs. For the three months ended June 30, 2009 and 2008, these charges totaled $0.3 million and $1.9 million, respectively.

Gross Profit

Management believes that gross profit margin provides enhanced shareholder appreciation of underlying profit drivers, particularly in times of economic recession where adverse SG&A leverage can severely impact operating income. Gross profit decreased $36.0 million, or 29%, to $88.8 million. Gross profit decreased due to the higher cost of products sold percentage as discussed above. Partially offsetting the decline were the benefits from product outsourcing savings, improved manufacturing and distribution efficiency at our Booneville facility and other charges, as described above, which were lower than the prior year period. Gross profit margin decreased to 29.2% from 30.1% as the flow-through from price increases did not fully offset increased product costs and customer incentives under rebate programs.

SG&A (Advertising, selling, general and administrative expenses)

Advertising, selling, general and administrative expenses (SG&A) include advertising, marketing, selling (including commissions), research and development, customer service, depreciation related to assets outside the manufacturing and distribution processes and all other general and administrative expenses outside the manufacturing and distribution functions (e.g. finance, human resources, information technology, etc.). SG&A decreased $30.7 million, or 32%, to $64.4 million, with favorable currency translation contributing $6.3 million of the decline. As a percentage of sales, SG&A improved to 21.2% from 23.0% reflecting cost reduction initiatives that exceeded the sales decline. These included reduced marketing and discretionary expenditures, temporary pay reductions in the United States (which ended at the end of the second quarter) and the suspension of certain retirement benefits for U.S. based employees.

In addition, certain other charges have been recorded within SG&A. These charges are incremental to the cost of the Company’s underlying restructuring actions and do not qualify as restructuring pursuant to SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. These charges include costs to improve the efficiency and utilization of its manufacturing and distribution facilities, equipment relocation costs, retention incentives and other facility-related costs. For the three months ended June 30, 2009 and 2008, these charges totaled $0.2 million and income of $2.5 million, respectively. Included within these results, in the second quarter of 2008, the Company recognized a $3.6 million gain on the sale of a manufacturing facility.

Operating Income

Operating income decreased $1.0 million, or 8%, to $11.0 million, and as a percentage of sales to 3.6% from 2.9%. The decrease in operating income was driven by lower sales volume as well as increased restructuring charges, partially offset by lower marketing expenditures, the benefits from cost reductions including lower payroll costs as well a net year over year decrease of $12.3 million in goodwill and trade name impairment charges.

Interest Expense, Equity in Earnings of Joint Ventures and Other (Income) Expense

Interest expense was consistent with the prior year reflecting lower average debt balances, $0.5 million of income relating to the Company’s cross-currency swap due to hedging ineffectiveness compared to expense of $0.4 million in the prior-year quarter, partially offset by higher floating interest rates and amortization of fees associated with amending our senior secured credit facility.

Equity in earnings of joint ventures decreased $1.4 million to $0.4 million reflecting lower income from our unconsolidated joint ventures compared to the prior-year quarter. The decrease reflects the economic slowdown, higher borrowing costs associated with a business acquisition and adverse foreign currency translation.

Other income was $0.9 million in the current year compared to $2.8 million of expense in the prior-year quarter. The increase in income was primarily due to higher foreign exchange gains.

Income Taxes

The Company recorded income tax expense of $113.2 million in the current year compared to $1.0 million recorded in the prior-year quarter. During the second quarter of 2009, the Company recorded a non-cash charge of $108.1 million to establish a valuation allowance against its U.S. deferred tax assets. For a further discussion see Note 17, Income Taxes. The 2008 effective tax rate of 20.9% was impacted by the tax benefit of non-deductible goodwill.

Loss from Continuing Operations

Loss from continuing operations was $116.7 million, or $2.14 per diluted share, compared to $5.8 million, or $0.11 per diluted share in the prior-year quarter.

Loss from Discontinued Operations

Loss from discontinued operations was $4.7 million, or $0.09 per diluted share compared to $40.9 million or $0.75 per share in the prior-year quarter. In June 2009, the Company completed the sale of its commercial print finishing business for a sales price, subject to working capital adjustments, of $17.1 million, consisting of $13.1 million in cash received at closing, plus a $4.0 million note receivable due from the buyer, payable in installments of $1.5 million in June, 2011 and $2.5 million in June, 2012. Interest on the unpaid balance is payable at the rate of 4.9 percent per annum. In connection with this transaction, in the second quarter of 2009, the Company recorded a gain on sale of $1.0 million, net of tax. The gain on sale includes a pre-tax pension curtailment gain of $0.5 million. During the second quarter of 2008, the Company recorded $48.3 million of goodwill and asset impairment charges. Included in this amount was a charge to goodwill of $22.4 million, property, plant and equipment of $15.4 million and identifiable intangible assets of $10.5 million. For a further discussion of the Company’s discontinued operations see Note 9, Discontinued Operations.

The components of discontinued operations for the three months ended June 30, 2009 and 2008, are as follows:

(in millions of dollars)	2009	2008
Pretax income (loss)	$(3.8)	$(49.8)
Provision (benefit) for income taxes	1.9	(8.9)
Gain on sale, net of tax	1.0	—

Loss from discontinued operations	$(4.7)	$(40.9)

Net Loss

Net loss was $121.4 million, or $2.23 per diluted share, compared to $46.7 million, or $0.86 per diluted share in the prior-year quarter.

Segment Discussion

ACCO Brands Americas

Results

	Three Months Ended June 30,		Amount of Change
(in millions of dollars)	2009	2008	$	%
Net sales	$162.0	$211.9	$(49.9)	(24)%
Operating income (loss)	5.6	(2.0)	7.6	NM
Operating income margin	3.5%	NM		NM
Impairment, restructuring and other charges	4.1	12.0	(7.9)	(66)%

ACCO Brands Americas net sales decreased $49.9 million, or 24%, to $162.0 million. The decrease reflects volume declines in the U.S. and Canada driven by weak consumer demand which was worse in direct and commercial channels than at retail. Further contributing to the decline in net sales (3%) was a $6.6 million unfavorable impact from foreign currency translation.

ACCO Brands Americas operating income was $5.6 million compared to an operating loss of $2.0 million in the prior year period. The increase was primarily the result of the prior year goodwill impairment charge of $9.9 million compared to a trade name impairment charge of $0.9 million in the current year, other cost reductions including reduced marketing expenditures, headcount reductions, temporary salary reductions, partially offset by lower sales volumes and commodity cost increases.

ACCO Brands International

Results

	Three Months Ended June 30,		Amount of Change
(in millions of dollars)	2009	2008	$	%
Net sales	$102.7	$147.3	$(44.6)	(30)%
Operating income (loss)	1.2	10.3	(9.1)	(88)%
Operating income margin	1.2%	7.0%		NM
Impairment, restructuring and other charges	6.6	2.7	3.9	144%

ACCO Brands International net sales decreased $44.6 million, or 30%, to $102.7 million. The decrease reflects volume declines, principally in Europe, driven by weak consumer demand. The unfavorable impact of foreign currency translation reduced net sales by $20.1 million (14%). The decline in sales was further slightly impacted by the timing of the Easter holiday which favorably affected the prior-year quarter (1%), partially offset by the flow-through from price increases.

ACCO Brands International operating income was $1.2 million compared to $10.3 million in the prior year period. The decline in operating income was primarily the result of lower sales volumes and higher Asian sourced costs due to the relative strength of the U.S. dollar, as well as increased restructuring charges, partially offset by the benefit of price increases as well as cost savings associated with headcount and business integration activities.

Computer Products Group

Results

	Three Months Ended June 30,		Amount of Change
(in millions of dollars)	2009	2008	$	%
Net sales	$39.1	$54.8	$(15.7)	(29)%
Operating income	7.9	10.4	(2.5)	(24)%
Operating income margin	20.2%	19.0%		1.2	pts
Impairment, restructuring and other charges	1.3	0.4	0.9	NM

Computer Products net sales decreased $15.7 million, or 29%, to $39.1 million. The decrease in sales was primarily due to lower sales volumes from weak demand, particularly in the United States and United Kingdom, as well as $3.6 million (7%) of unfavorable currency translation. Contributing to the decline in the United States was the loss of Circuit City (7%) as a major customer as a result of its bankruptcy. The sales decline was further impacted by the timing of the Easter holiday which favorably affected the prior-year quarter.

Operating income decreased $2.5 million, or 24%, to $7.9 million, and operating income margin increased to 20.2% from 19.0%. The decrease in operating income was principally due to lower sales volumes and higher restructuring and other charges, partially offset by other cost-reductions including lower marketing and discretionary expenditures and temporary salary reductions.

Six Months Ended June 30, 2009 versus June 30, 2008

Results

The following table presents the Company’s results for the six months ended June 30, 2009 and 2008, respectively.

	Six Months Ended June 30,		Amount of Change
(in millions of dollars)	2009	2008	$	%
Net sales	$597.2	$814.0	$(216.8)	(27)%
Cost of products sold	426.3	568.3	(142.0)	(25)%
Gross profit	170.9	245.7	(74.8)	(30)%
Gross profit margin	28.6%	30.2%		(1.6	)pts
Advertising, selling, general and administrative expenses	129.0	198.1	(69.1)	(35)%
Amortization of intangibles	3.6	3.9	(0.3)	(8)%
Restructuring charges	12.1	7.2	4.9	68%
Goodwill and asset impairment charges	1.8	14.1	(12.3)	(87)%
Operating income	24.4	22.4	2.0	9%
Operating income margin	4.1%	2.8%		1.3	pts
Interest expense, net	31.9	31.9	—	—%
Equity in (earnings) of joint ventures	(0.7)	(3.5)	2.8	80%
Other expense, net	1.5	1.9	(0.4)	(21)%
Income tax expense	112.1	—	112.1	NM
Effective tax rate	NM	NM		NM
Loss from continuing operations	(120.4)	(7.9)	(112.5)	NM
Loss from discontinued operations, net of income taxes	(8.0)	(40.6)	32.6	80%
Net loss	(128.4)	(48.5)	(79.9)	NM

Net Sales

Net sales decreased $216.8 million, or 27%, to $597.2 million. The decline in sales was broad-based and occurred in every business unit, driven mainly by weak consumer demand and further impacted by related customer inventory reductions. As the U.S. dollar strengthened relative to the prior year, the unfavorable impact of foreign currency translation reduced net sales by 8%, or $68.3 million. In addition, as a result of declining commodity prices, the Company cancelled the implementation of its previously announced price increases in the U.S. market. The decline in sales was partially offset by price increases in international markets which offset the adverse foreign currency effect on our Asian sourced cost of goods sold in international markets.

Cost of Products Sold

Cost of products sold includes all manufacturing, product sourcing and distribution costs, including depreciation related to assets used in the manufacturing and distribution process, inbound and outbound freight, shipping and handling costs, purchasing costs associated with materials and packaging used in the production processes and distribution costs. Cost of products sold decreased $142.0 million, or 25%, to $426.3 million. The decrease principally reflects the decrease in volume, the decrease from currency translation as well as increased cost of goods from commodity costs and adverse foreign currency effect on our Asian sourced cost of goods sold in international markets.

In addition, certain other charges have been recorded within cost of products sold. These charges are incremental to the cost of the Company’s underlying restructuring actions and do not qualify as restructuring pursuant to SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. These charges include costs to improve the efficiency and utilization of its manufacturing and distribution facilities, equipment relocation costs, retention incentives and other facility-related costs. For the six months ended June 30, 2009 and 2008, these charges totaled $1.7 million and $5.1 million, respectively.

Gross Profit

Gross profit decreased $74.8 million, or 30%, to $170.9 million. Gross profit decreased principally due to lower sales volume, adverse product-mix trends and higher inventory costs as well as currency translation which adversely impacted gross profit by $22.5 million. Partially offsetting the decline were the benefits from product outsourcing savings and improved manufacturing and distribution efficiency at our Booneville, Mississippi facility and other charges (as described above) that were lower than the prior year. Gross profit margin decreased to 28.6% from 30.2% as the flow-through from price increases did not fully offset increased product costs.

SG&A (Advertising, selling, general and administrative expenses)

Advertising, selling, general and administrative expenses (SG&A) include advertising, marketing, selling (including commissions), research and development, customer service, depreciation related to assets outside the manufacturing and distribution processes and all other general and administrative expenses outside the manufacturing and distribution functions (e.g. finance, human resources, information technology, etc.). SG&A decreased $69.1 million, or 35%, to $129.0 million, with favorable currency translation contributing $13.7 million, or 20% of the decline. As a percentage of sales, SG&A improved to 21.6% from 24.3% reflecting cost reduction initiatives which included reducing marketing and discretionary expenditures, temporary pay reductions for U.S. based employees, lower management incentive costs, voluntary unpaid leave in Europe and reduced equity compensation accruals which resulted in a net reduction of $2.3 million in SG&A.

In addition, certain other charges have been recorded within SG&A. These charges are incremental to the cost of the Company’s underlying restructuring actions and do not qualify as restructuring pursuant to SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. These charges include costs to improve the efficiency and utilization of its manufacturing and distribution facilities, equipment relocation costs, retention incentives and other facility-related costs. For the six months ended June 30, 2009 and 2008, the Company recognized income of $0.2 million and $0.1 million, respectively. Included within these results, in the second quarter of 2008, the Company recognized a $3.6 million gain on the sale of a manufacturing facility.

Operating Income

Operating income increased $2.0 million, or 9%, to $24.4 million, and as a percentage of sales to 4.1% from 2.8%. The increase in operating income was principally driven by lower marketing expenditures, the benefits from cost reductions including lower payroll and pension costs as well a net year over year decrease of $12.3 million in goodwill and trade name impairment charges, offset in part by lower sales volume.

Interest Expense, Equity in Earnings of Joint Ventures and Other (Income) Expense

Interest expense was consistent with the prior year reflecting lower average debt balances, $1.0 million of income relating to the Company’s cross-currency swap due to hedging ineffectiveness compared to expense of $0.8 million in the prior-year period, partially offset by higher floating interest rates and amortization of fees associated with amending our senior secured credit facility.

Equity in earnings of joint ventures decreased $2.8 million to $0.7 million reflecting lower income from our unconsolidated joint ventures compared to the prior-year quarter. The decrease reflects the economic slowdown, higher borrowing costs associated with a business acquisition and adverse foreign currency translation.

Other expense was $1.5 million in the current year compared to $1.9 million in the prior-year period. During the first quarter of 2008, the Company purchased $10.1 million of its outstanding Senior Subordinated Notes resulting in a gain of $1.4 million on the early extinguishment of debt, partially offset by higher foreign exchange losses.

Income Taxes

The Company recorded income tax expense of $112.1 million in the current year versus no income tax expense in the prior year. During the second quarter of 2009, the Company recorded a non-cash charge of $108.1 million to establish a valuation allowance on its U.S. deferred tax assets. For a further discussion see Note 17, Income Taxes. The 2008 effective tax rate was impacted by the tax benefit of non-deductible goodwill.

Loss from Continuing Operations

Loss from continuing operations was $120.4 million, or $2.21 per diluted share, compared to $7.9 million, or $0.15 per diluted share in the prior-year period. The increase was driven by the valuation allowance and lower sales volume, partially offset by cost reductions including lower management incentives.

Loss from Discontinued Operations

Loss from discontinued operations was $8.0 million, or $0.15 per diluted share compared to $40.6 million or $0.75 per share in the prior-year quarter. In the first quarter of 2009 the Company recorded an additional charge of $3.3 million ($1.8 million after-tax) to reflect a change in the estimate of the fair value less the cost to dispose of its commercial print finishing business. In June 2009, the Company completed the sale of its commercial print finishing business for a sales price, subject to working capital adjustments, of

$17.1 million, consisting of $13.1 million in cash received at closing, plus a $4.0 million note receivable due from the buyer, payable in installments of $1.5 million in June, 2011 and $2.5 million in June, 2012. Interest on the unpaid balance is payable at the rate of 4.9 percent per annum. In connection with this transaction, during the second quarter of 2009, the Company recorded a gain on sale of $1.0 million, net of tax. The gain on sale includes a pre-tax pension curtailment gain of $0.5 million. During the second quarter of 2008, the Company recorded $48.3 million of goodwill and asset impairment charges. Included in this amount is a charge to goodwill of $22.4 million, property, plant and equipment of $15.4 million and identifiable intangible assets of $10.5 million. For a further discussion of the Company’s discontinued operations see Note 9, Discontinued Operations.

The components of discontinued operations for the six months ended June 30, 2009 and 2008, are as follows:

(in millions of dollars)	2009	2008
Pretax income (loss)	$(8.8)	$(49.3)
Provision (benefit) for income taxes	0.2	(8.7)
Gain on sale, net of tax	1.0	—

Income (loss) from discontinued operations	$(8.0)	$(40.6)

Net Loss

Net loss was $128.4 million, or $2.36 per diluted share, compared to $48.5 million, or $0.89 per diluted share in the prior-year period.

Segment Discussion

ACCO Brands Americas

Results

	Six Months Ended June 30,		Amount of Change
(in millions of dollars)	2009	2008	$	%
Net sales	$319.7	$412.3	$(92.6)	(23)%
Operating income (loss)	11.8	(2.4)	14.2	NM
Operating income margin	3.7%	NM		NM
Impairment, restructuring and other charges	4.4	16.3	(11.9)	(73)%

ACCO Brands Americas net sales decreased $92.6 million, or 23%, to $319.7 million. The decrease reflects volume declines in the U.S. and Canada driven by weak consumer demand and related customer inventory reductions. Demand has been lower in direct and commercial channels than at retail. Further contributing to the decline in net sales was $15.0 million of foreign currency translation which accounts for 4% of the overall sales decline.

ACCO Brands Americas operating income was $11.8 million compared to an operating loss of $2.4 million in the prior year period. The increase was primarily the result of the prior year goodwill impairment charge of $9.9 million, reduced restructuring and other charges and other cost reductions, including reduced marketing expenditures, headcount reductions, temporary salary reductions and lower management incentives, partially offset by lower sales volumes and commodity cost increases.

ACCO Brands International

Results

	Six Months Ended June 30,		Amount of Change
(in millions of dollars)	2009	2008	$	%
Net sales	$203.0	$298.9	$(95.9)	(32)%
Operating income	6.8	20.6	(13.8)	(67)%
Operating income margin	3.3%	6.9%		(3.6	)pts
Impairment, restructuring and other charges	9.2	8.4	0.8	10%

ACCO Brands International net sales decreased $95.9 million, or 32%, to $203.0 million. The decrease reflects volume declines,

principally in Europe, driven by weak consumer demand and related customer inventory reductions. In addition, the unfavorable impact of foreign currency translation reduced net sales by 15%, or $45.4 million. These items were partially offset by the flow-through from price increases.

ACCO Brands International operating income decreased $13.8 million, or 67%, to $6.8 million, and operating income margin decreased to 3.3% from 6.9%. The decline in operating income was primarily the result of lower sales volumes and higher Asian sourced costs due to the relative strength of the U.S. dollar, partially offset by the prior year goodwill impairment charge of $4.2 million, price increases and reduced restructuring and other charges and other cost savings associated with reduced selling and marketing expenditures, headcount, incentives and business integration activities.

Computer Products Group

Results

	Six Months Ended June 30,		Amount of Change
(in millions of dollars)	2009	2008	$	%
Net sales	$74.5	$102.8	$(28.3)	(28)%
Operating income	12.7	16.9	(4.2)	(25)%
Operating income margin	17.0%	16.4%		0.6	pts
Impairment, restructuring and other charges	1.8	1.6	0.2	13%

Computer Products net sales decreased $28.3 million, or 28%, to $74.5 million. The decrease in sales was primarily due to lower sales volumes from weak demand, particularly in the United States and United Kingdom, as well as $7.9 million of unfavorable currency translation that accounted for 8% of the total sales decline. Contributing to the decline in the United States was the loss of Circuit City as a major customer as a result of its bankruptcy which accounted for 6% of the decline.

Operating income decreased $4.2 million, or 25%, to $12.7 million, and operating income margin increased to 17.0% from 16.4%. The decrease in operating income was principally due to lower sales volumes and $0.8 million of income from a royalty settlement in the prior-year, higher restructuring and other charges, partially offset by other cost-reductions including reduced marketing expenditures, temporary salary reductions and lower management incentives.

Liquidity and Capital Resources

Our primary liquidity needs are to fund capital expenditures, service indebtedness and support working capital requirements. Our principal sources of liquidity are cash flows from operating activities and borrowings under our credit agreements and senior subordinated notes. Management believes the Company maintains adequate financing arrangements to fund these activities. Our anticipated primary uses of cash flow over the near term, after internal funding needs, is to fund restructuring and the reduction of debt.

Cash Flow from Operating Activities

Cash used by operating activities was $1.4 million and $40.4 million for the six months ended June 30, 2009 and 2008, respectively. Net loss in 2009 was $128.4 million compared to a net loss of $48.5 million in 2008. Non-cash adjustments to net loss were $28.2 million in 2009, compared to $89.2 million in 2008, on a pre-tax basis. In addition, 2009 includes a $108.1 million non-cash charge related to the impairment of U.S. deferred tax assets. The decrease in cash used in operations was attributable to:

•	lower levels of inventory resulting from lower sales volumes and improved inventory management; and

•	lower payments on accounts payable due to volume declines in the business.

These items were partially offset by a decrease in cash provided by accounts receivable collections, which was less than the prior year quarter due to the comparatively weaker sales generated in the fourth quarter of 2008 compared to 2007.

Cash Flow from Investing Activities

Cash provided by investing activities was $4.2 million and cash used by investing activities was $26.1 million for the six months ended June 30, 2009 and 2008, respectively. Gross capital expenditures were $4.4 million and $30.0 million for the six months ended June 30, 2009 and 2008, respectively. The decrease was driven by the completion of distribution facility and information technology projects in the prior year, as well as planned reductions in spending in the current year. The sale of discontinued operations during the second quarter of 2009 has generated cash proceeds of $11.4 million, net of selling costs. Additional costs associated with the sale of approximately $6 million are expected to be paid at a future date.

Cash Flow from Financing Activities

Cash provided by financing activities was $10.5 million in 2009 and $57.9 million in 2008. The reduction in debt financing during the first six months of 2009 was due primarily to working capital reduction efforts, reduced capital spend and improved overall cash management.

Capitalization

Total debt at June 30, 2009 was $724.5 million. The ratio of debt to stockholders’ deficit at June 30, 2009 was not meaningful.

Loan Covenants

The Company must meet certain restrictive financial covenants as defined under our senior secured credit facilities. The covenants, which were revised in December of 2008, become more restrictive over time and require the Company to maintain certain ratios related to total leverage and interest coverage. The remaining financial covenant ratio levels under the senior secured credit facilities are as follows:

	Maximum — Leverage Ratio(1)	Minimum — Interest Coverage Ratio(2)

4th Quarter 2008 to 3rd Quarter 2009	5.50 to 1	2.25 to 1
4th Quarter 2009 to 3rd Quarter 2010	5.25 to 1	2.25 to 1
4th Quarter 2010 to 3rd Quarter 2011	5.00 to 1	2.50 to 1
4th Quarter 2011 to 1st Quarter 2012	4.50 to 1	2.75 to 1
2nd Quarter 2012	4.00 to 1	3.00 to 1

(1)	The leverage ratio is computed by dividing the Company’s financial covenant debt by the cumulative four-quarter-trailing EBITDA, which excludes restructuring and other charges up to certain limits as well as other adjustments defined under the senior secured credit facilities.
(2)	The interest coverage ratio for any period is EBITDA for the Company for such period divided by cash interest expense for the Company for such period and other adjustments, all as defined under the senior secured credit facilities.

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

Each of ACCO Brands’ domestic subsidiaries that guarantees obligations under the senior secured credit facilities also unconditionally guarantees the senior subordinated notes on an unsecured senior subordinated basis.

The indenture governing the senior subordinated notes contains covenants limiting, among other things, ACCO Brands’ ability, and the ability of the ACCO Brands’ restricted subsidiaries to with certain exceptions, incur additional debt or issue disqualified stock or preferred stock, pay dividends on capital stock or repurchase capital stock, make certain investments, enter into certain types of transactions with affiliates, limit dividends or other payments by our restricted subsidiaries to ACCO Brands, use assets as security in other transactions and sell certain assets or merge with or into other companies.

Compliance with Loan Covenants

As of June 30, 2009, the Company’s Leverage Ratio was approximately 5.0 to 1 and the Interest Coverage was approximately 2.45 to 1. As of June 30, 2009, the amount available for borrowings under the revolving credit facilities was $79.9 million (allowing for $12.5 million of letters of credit outstanding on that date).

As of and for the period ended June 30, 2009, the Company was in compliance with all applicable loan covenants.

A breach of any of these covenants, ratios, tests or restrictions, as applicable, could result in an event of default under our credit and debt instruments, in which case our lenders could elect to declare all amounts outstanding to be immediately due and payable. If the lenders were to accelerate the payment of the indebtedness, our assets may not be sufficient to repay the indebtedness in full and any other indebtedness that would become due as a result of any acceleration. Further, in such an event, our lenders would not be required to make further loans to us, and assuming similar credit facilities were not established and that we were unable to obtain replacement financing, it would materially affect our liquidity and results of operations. Based on its 2009 business plan, including achievement of cost reduction initiatives, and latest forecast, the Company expects to remain in compliance with these covenants; however compliance in 2009 and thereafter remains subject to many variables that may be outside our control.

Our ability to make payments on and to refinance our debt, to maintain compliance with our financial covenants under our debt instruments, and to fund planned capital expenditures and research and development efforts, will depend on our ability to generate cash. Our ability to generate cash is subject, in part, to economic, financial, competitive, legislative, regulatory and other factors that may be beyond our control. Our business may not generate sufficient cash flow from operations and future borrowings may not be available to us under our senior secured credit facilities or otherwise in an amount sufficient to enable us to pay our debts, or to fund our other liquidity needs. In such circumstances, we may need to refinance all or a portion of our debts on or before maturity, raise equity or sell assets. We might be unable to refinance or replace any of our debt, including our senior secured credit facilities, our revolving credit facility maturing in August 2010 or our Senior Subordinated Notes due 2015, raise equity capital or sell assets on commercially reasonable terms or at all.

The Company’s existing credit facilities would not be affected by a change in its credit rating.

Accounts Receivable Securitization Facility

In January, 2008, the Company entered into a three-year accounts receivable program with a financial institution. The program allows the Company to sell, on a revolving basis, an undivided interest in eligible U.S. receivables for up to $75 million. The receivables outstanding and the corresponding debt are included as “Accounts receivable, net” and “Long-term debt,” respectively, on our consolidated balance sheets. We record the financing costs associated with the program in “Interest expense, net” in our consolidated statements of operations. As of June 30, 2009, the Company’s borrowings under the program were $48.6 million. The accounts receivable securitization program contains certain financial covenants including a minimum interest coverage ratio and a maximum leverage ratio which are the same as the senior secured credit facilities.

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

Forward-Looking Statements

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report contain, and other periodic reports and press releases of the Company may contain, certain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. These forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “will,” “believe,” “expect,” “intend,” “anticipate,” “estimate,” “forecast,” “project,” “plan,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Because actual results may differ from those predicted by such forward-looking statements, you should not rely on such forward-looking statements when deciding whether to buy, sell or hold the Company’s securities. The Company undertakes no obligation to update these forward-looking statements in the future. Among the factors that could cause plans, actions and results to differ materially from current expectations are: our ability to refinance our current indebtedness; market conditions for corporate debt; fluctuations in cost and availability of raw materials; our ability to remain in compliance with our financial ratio covenants; competition within the markets in which the Company operates; the effects of both general and extraordinary economic, political and social conditions, including continued volatility and disruption in the capital and credit markets; the dependence of the Company on certain suppliers of manufactured products; the effect of consolidation in the office products industry; the liquidity and solvency of our major customers; our ability to access the capital and credit markets; the risk that targeted cost savings and synergies from previous business combinations may not be fully realized or take longer to realize than expected; future goodwill and/or impairment charges; foreign exchange rate fluctuations; the development, introduction and acceptance of new products; the degree to which higher raw material costs, and freight and distribution costs, can be passed on to customers through selling price increases and the effect on sales volumes as a result thereof; increases in health care, pension and other employee welfare costs; as well as other risks and uncertainties detailed from time to time in the Company’s SEC filings.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Item 7A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. There has been no material change to Foreign Exchange Risk Management or Interest Rate Risk Management through the period ended June 30, 2009 or through the date of this report.

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

(b) Changes in Internal Control Over Financial Reporting.

There has been no change in the Company’s internal control over financial reporting that occurred during the three month period ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company and its subsidiaries are defendants in various claims and legal proceedings associated with their business and operations. It is not possible to predict the outcome of the pending actions, but management believes that these actions if adjudicated or settled in a manner adverse to the Company, would not have a material adverse effect upon the results of operations, cash flows or financial condition of the Company.

The Company continually evaluates its exposure to loss contingencies arising from pending or threatened litigation and believes it has made adequate provisions therefore. Nonetheless, assessing and predicting the outcomes of these matters involve substantial uncertainties. It remains possible that despite management’s current belief, material differences in actual outcomes or changes in management’s evaluations or predictions could arise that could have a material adverse impact on the Company’s financial condition or results of operations.

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

On June 2, 2009, the Company was notified by the NYSE that, based upon amended NYSE listing standards effective retroactively to May 12, 2009, the Company has returned to compliance with the continued listing standards of the NYSE.

Although we have returned to compliance, no assurance can be made that we will continue to maintain compliance with the NYSE’s applicable listing standards. If we ultimately were to be suspended and delisted, we may apply for listing on another exchange, however, there is no assurance that we would meet the requirements for initial listing because we fell out of compliance and were unable to return to compliance or maintain compliance with the continued listing requirements of such an exchange. Suspension and delisting from the New York Stock Exchange could adversely affect the trading price of our common stock, significantly limit the liquidity of our common stock and impair our ability to raise additional equity financing.

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

Certain of the Company’s patents covering products in the computer security category begin to expire in January, 2012. The Company recognized approximately $7.4 million and $7.6 million in royalty revenue from these patents in the years ended December 31, 2007 and 2008, respectively. Once these patents expire, competitors will be able to legally utilize our technology and competition could increase, possibly resulting in the Company realizing lower gross margin for certain of our products. There can be no assurance that the royalty income currently received by the Company pursuant to license agreements that cover the patents that will expire can be replaced, that prior to expiration of the patents that the Company will create new proprietary intellectual property in the computer security product category, or that the Company will not experience a decline in gross profit margin on related products if new proprietary intellectual property is not developed.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A total of 49,906,136 of the Company’s shares of common stock were present or represented by proxy at the Company’s Annual Meeting of Stockholders held on May 19, 2009 (the “2009 Annual Meeting”). This represented approximately 92% of the Company’s shares outstanding. There was only one management proposal voted upon at the 2009 Annual Meeting.

Proposal 1	Election of Directors.

The terms of office of four current directors, Norman H. Wesley, Robert J. Keller, G. Thomas Hargrove and Robert H. Jenkins, expired at the 2009 Annual Meeting and all were re-elected to a one-year term. Also, Michael Norkus had been nominated by the Board of Directors to serve as a director for the first time. He was elected to a one-year term. The results of the voting were as follows:

	For	Withheld
G. Thomas Hargrove	33,327,194	16,578,942
Robert H. Jenkins	47,518,983	2,387,153
Robert J. Keller	48,752,028	1,154,108
Michael Norkus	49,197,474	708,662
Norman H. Wesley	35,470,690	14,435,446

Other directors whose terms continued after the meeting were Dr. Patricia O. Ewers and George V. Bayly.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Number	Description
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

*	Filed herewith.
**	Furnished herewith.

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
Thomas P. O’Neill, Jr.
Senior Vice President, Finance and Accounting (principal accounting officer)

July 27, 2009

EXHIBIT INDEX

Number	Description
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

*	Filed herewith.
**	Furnished herewith.