Form 10-Q
period 2009-09-30
ACCO BRANDS CORP
filed 2009-10-28
CIK 712034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

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

As of October 20, 2009, the registrant had outstanding 54,570,248 shares of Common Stock.

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

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ACCO Brands Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30, 2009	December 31, 2008
(in millions of dollars)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$23.9	$18.1
Accounts receivable, net	254.4	274.8
Inventories	214.0	266.5
Deferred income taxes	8.7	33.0
Other current assets	27.1	39.1
Assets of discontinued operations held for sale	—	33.2

Total current assets	528.1	664.7
Property, plant and equipment, net	186.9	194.8
Deferred income taxes	5.6	81.7
Goodwill	142.9	139.5
Identifiable intangibles, net	147.5	149.9
Other assets	67.0	50.0
Assets of discontinued operations held for sale	—	1.6

Total assets	$1,078.0	$1,282.2

Liabilities and Stockholders’ Deficit
Current liabilities:
Notes payable to banks	$16.5	$38.6
Current portion of long-term debt	0.3	25.9
Accounts payable	95.5	143.8
Accrued compensation	21.2	21.5
Accrued customer program liabilities	74.9	86.8
Other current liabilities	97.4	132.1
Liabilities of discontinued operations held for sale	5.1	15.1

Total current liabilities	310.9	463.8
Long-term debt	724.9	644.2
Deferred income taxes	65.3	42.8
Pension and post-retirement benefit obligations	71.9	88.7
Other non-current liabilities	7.9	44.2
Liabilities of discontinued operations held for sale	—	1.9

Total liabilities	1,180.9	1,285.6

Commitments and Contingencies — Note 15

Stockholders’ deficit:
Common stock	0.5	0.6
Treasury stock	(1.4)	(1.1)
Paid-in capital	1,396.6	1,394.8
Accumulated other comprehensive loss	(91.3)	(117.5)
Accumulated deficit	(1,407.3)	(1,280.2)

Total stockholders’ deficit	(102.9)	(3.4)

Total liabilities and stockholders’ deficit	$1,078.0	$1,282.2

See notes to condensed consolidated financial statements.

ACCO Brands Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions of dollars, except per share data)	2009	2008	2009	2008
Net sales	$322.5	$410.8	$919.7	$1,224.8
Cost of products sold	222.6	285.0	648.9	853.3

Gross profit	99.9	125.8	270.8	371.5

Operating costs and expenses:
Advertising, selling, general and administrative expenses	68.9	89.7	197.9	287.8
Amortization of intangibles	1.8	1.8	5.4	5.7
Restructuring charges	1.7	4.8	13.8	12.0
Goodwill and asset impairment charges	—	11.3	1.8	25.4

Total operating costs and expenses	72.4	107.6	218.9	330.9

Operating income	27.5	18.2	51.9	40.6

Non-operating expense (income):
Interest expense, net	15.7	16.8	47.6	48.7
Equity in earnings of joint ventures	(1.3)	(1.9)	(2.0)	(5.4)
Other expense, net	4.3	0.7	5.8	2.6

Income (loss) from continuing operations before income taxes	8.8	2.6	0.5	(5.3)
Income tax expense	7.1	17.6	119.2	17.6

Income (loss) from continuing operations	1.7	(15.0)	(118.7)	(22.9)
Loss from discontinued operations, net of income taxes	(0.4)	(17.7)	(8.4)	(58.3)

Net income (loss)	$1.3	$(32.7)	$(127.1)	$(81.2)

Per Share:
Basic earnings (loss) per share:
Income (loss) from continuing operations	$0.03	$(0.28)	$(2.18)	$(0.42)
Loss from discontinued operations	(0.01)	(0.33)	(0.15)	(1.08)

Basic earnings (loss) per share	$0.02	$(0.60)	$(2.33)	$(1.50)

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.03	$(0.28)	$(2.18)	$(0.42)
Loss from discontinued operations	(0.01)	(0.33)	(0.15)	(1.08)

Diluted earnings (loss) per share	$0.02	$(0.60)	$(2.33)	$(1.50)

Weighted average number of shares outstanding:
Basic	54.6	54.2	54.5	54.2
Diluted	56.2	54.2	54.5	54.2

See notes to condensed consolidated financial statements.

ACCO Brands Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(in millions of dollars)	2009	2008
Operating activities
Net loss	$(127.1)	$(81.2)
U.S. tax valuation allowance	108.1	—
Restructuring, impairment and other non-cash charges	0.3	1.4
Gain on sale of assets	(0.7)	(5.3)
Depreciation	24.0	27.0
Non-cash charge for goodwill and asset impairment	5.1	93.2
Amortization of debt issuance costs	4.9	4.1
Amortization of intangibles	5.4	6.9
Stock-based compensation	2.5	3.5
(Gain) loss on retirement of bank debt	4.0	(2.0)
Changes in balance sheet items:
Accounts receivable	46.1	75.2
Inventories	66.3	11.3
Other assets	1.7	(8.0)
Accounts payable	(60.0)	(52.9)
Accrued expenses and other liabilities	(45.8)	(54.3)
Income taxes	(2.2)	(11.5)
Equity in earnings of joint ventures, net of dividends received	(1.8)	0.3

Net cash provided by operating activities	30.8	7.7

Investing activities
Additions to property, plant and equipment	(7.7)	(38.9)
Assets acquired	(3.4)	—
Proceeds from sale of discontinued operations	10.3	—
Proceeds from the disposition of assets	0.3	21.9

Net cash used by investing activities	(0.5)	(17.0)

Financing activities
Proceeds from long-term borrowings	469.3	76.3
Repayments of long-term debt	(397.8)	(88.2)
(Repayments) borrowings of short-term debt, net	(38.0)	16.1
Payment of Euro debt hedge	(40.8)	—
Cost of debt issuance	(19.1)	(1.3)
Other	(0.3)	0.3

Net cash provided (used) by financing activities	(26.7)	3.2
Effect of foreign exchange rate changes on cash	2.2	(1.5)

Net increase (decrease) in cash and cash equivalents	5.8	(7.6)

Cash and cash equivalents
Beginning of period	18.1	42.3

End of period	$23.9	$34.7

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

The condensed consolidated balance sheet as of September 30, 2009, the related condensed consolidated statements of operations for the three and nine months ended September 30, 2009 and 2008 and the related condensed consolidated statements of cash flows for the nine months ended September 30, 2009 and 2008 are unaudited. The December 31, 2008 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required annually by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments consisting of only normal recurring adjustments necessary for a fair presentation of the financial statements have been included. Interim results may not be indicative of results for a full year.

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

We evaluated all events or transactions that occurred after September 30, 2009 up through October 28, 2009, the date we issued these financial statements. During this period we did not have any material subsequent events that impacted our consolidated financial statements.

2. Recent Accounting Pronouncements

In December 2008, the Financial Accounting Standards Board (FASB) issued authoritative guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. This guidance is effective for fiscal years ending after December 15, 2009. We are currently evaluating the disclosure implications of this guidance.

3. Recently Adopted Accounting Principles

In December 2007, the FASB revised the authoritative guidance for business combinations which establishes the principles and requirements for how an acquirer (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance makes significant changes to existing accounting practices for acquisitions, including the requirement to expense transaction costs and to reflect the fair value of contingent purchase price adjustments at the date of acquisition. In April 2009, the FASB issued authoritative guidance which amends and clarifies the initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination. This guidance applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. As the Company has not made any acquisitions in fiscal 2009, the guidance adopted by the Company on January 1, 2009 did not impact the Company’s consolidated financial statements.

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

In December 2007, the FASB issued authoritative guidance which establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The Company adopted this guidance beginning January 1, 2009. As the Company has no significant noncontrolling interests this guidance had no material impact on the Company’s consolidated financial statements.

In February 2008, the FASB issued authoritative guidance, which delays for one year the effective date of the authoritative guidance for fair value measurements for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until periods beginning January 1, 2009. On January 1, 2009, the Company adopted the authoritative guidance for fair value measurements for nonfinancial assets and nonfinancial liabilities that are required to be measured at fair value. The adoption did not impact the Company’s consolidated financial statements.

In March 2008, the FASB issued authoritative guidance which is intended to improve the financial reporting about derivative instruments and hedging activities. This guidance requires entities to provide enhanced disclosures addressing how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The guidance is effective for fiscal years beginning after November 15, 2008. The Company has provided the required disclosures in the accompanying Notes to Condensed Consolidated Financial Statements (Unaudited). See Note 11, Derivative Financial Instruments.

In April 2009, the FASB issued authoritative guidance that requires fair value disclosures in both interim as well as annual financial statements in order to provide more timely information about the effects of current market conditions on financial instruments. The Company adopted this guidance in the second quarter of 2009, the impact of which related only to disclosures of the Company’s debt and did not have a material impact on the Company’s consolidated financial statements. See Note 12, Fair Value of Financial Instruments.

In May 2009, the FASB issued authoritative guidance which establishes general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires disclosure of the date through which an entity has evaluated subsequent events. The Company adopted this guidance in the second quarter of 2009 and its adoption did not impact the Company’s consolidated financial statements.

In June 2009, the FASB issued the Accounting Standards Codification (the “Codification”) to become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (GAAP). The Codification did not change GAAP but reorganizes the literature. The Codification is to be applied for financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted this guidance in the third quarter of 2009 and its adoption did not impact the Company’s consolidated financial statements.

4. Restructuring and Other Charges

Restructuring

The Company has initiated significant restructuring actions which have resulted in the closure or consolidation of facilities that are engaged in manufacturing and distributing the Company’s products, or which have resulted in a reduction in overall employee headcount, primarily in North America and Europe. The Company recorded pre-tax restructuring charges associated with continuing operations of $1.7 million and $4.8 million during the three months ended September 30, 2009 and 2008, respectively, and $13.8 million and $12.0 million during the nine months ended September 30, 2009 and 2008, respectively, related to these actions. Additional charges are expected to be incurred throughout 2009 with cash disbursements continuing into 2010 as the Company concludes specific actions related to its cost reduction initiatives.

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

A summary of the activity in the restructuring accounts and a reconciliation of the liability for, and as of, the nine months ended September 30, 2009 are as follows:

(in millions of dollars)	Balance at December 31, 2008	Total Provision	Cash Expenditures	Non-cash Write-offs/ Currency Change	Balance at September 30, 2009

Employee termination costs	$21.8	$10.8	$(22.5)	$0.7	$10.8
Termination of lease agreements	3.1	1.6	(1.8)	0.3	3.2
Other (1)	—	0.3	(0.1)	(0.2)	—

Subtotal	24.9	12.7	(24.4)	0.8	14.0
Asset impairment/loss on disposal	—	1.1	—	(1.1)	—

Total rationalization of operations	$24.9	$13.8	$(24.4)	$(0.3)	$14.0

(1)	Includes $0.2 million of stock-based compensation expense related to terminated employees.

Management expects the $10.8 million employee termination costs to be substantially paid within the next twelve months. Lease costs included in the $3.2 million balance are expected to continue until the last lease terminates in 2013.

Other Charges

In addition to the recognition of restructuring costs, the Company also recognized other charges, incremental to the cost of its underlying restructuring actions, that do not qualify as restructuring. These charges include redundant warehousing or storage costs during the transition to a new distribution center, equipment and other asset move costs, ongoing facility overhead and maintenance costs after exit, gains on the sale of exited facilities and employee retention incentives. Within cost of products sold on the Consolidated Statements of Operations for the three months ended September 30, 2009 and 2008, these charges totaled $0.8 million and $1.8 million, respectively. For the nine months ended September 30, 2009 and 2008, these charges totaled $2.5 million and $6.9 million, respectively. Within advertising, selling, general and administrative expenses on the Consolidated Statements of Operations for the three months ended September 30, 2009 and 2008, these charges totaled $0.3 million and income of $1.4 million, respectively. For the nine months ended September 30, 2009 and 2008, the Company recognized expense of $0.1 million and income of $1.5 million, respectively. Included within these results, in the second quarter of 2008, the Company recognized a $3.6 million gain on the sale of a manufacturing facility and during the third quarter of 2008, recorded net gains of $2.4 million on the sale of three properties.

5. Stock-Based Compensation

The following table summarizes the Company’s stock-based compensation (including stock options, stock-settled stock appreciation rights (“SSARs”), restricted stock units (“RSUs”) and performance stock units (“PSUs”)) for the three and nine months ended September 30, 2009 and 2008.

(in millions of dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Stock option compensation expense	$0.2	$0.9	$0.6	$3.3
SSAR compensation expense	—	—	0.1	—
RSU compensation expense	0.6	1.2	1.6	3.9
PSU compensation expense (income)	—	(2.4)	0.2	(3.7)

Subtotal	0.8	(0.3)	2.5	3.5
Less discontinued operations	—	—	—	0.1

Total stock-based compensation expense from continuing operations	$0.8	$(0.3)	$2.5	$3.4

During the first quarter of 2009, the Company’s Board of Directors approved a stock compensation grant, which consisted of 2,885,000 SSARs. The Company’s Board of Directors approved additional grants of 125,000 SSARs during the second quarter. The SSARs vest ratably over three years from the date of issuance.

The Company recognized $0.2 million of expense for PSU awards that vested during the nine months ended September 30, 2009. These expenses related to terminated employees and have been included within Restructuring Charges in the Consolidated Statements of Operations. During the third quarter of 2008 management determined that performance measures related to 578,233 outstanding PSU’s were no longer attainable. As a result, the Company reversed $2.4 million of previously recognized compensation expense. For the nine months ended September 30, 2008, the Company reversed a net $3.7 million of previously recognized compensation expense. As of September 30, 2009, the Company had no outstanding PSU awards accrued.

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Unrecognized compensation cost related to unvested stock options, SSARs and RSUs was approximately $0.7 million, $0.5 million and $3.8 million, respectively, as of September 30, 2009. The unrecognized compensation expense related to stock options, SSARs and RSUs will be recognized over a weighted-average period of 0.8 years, 1.3 years and 1.2 years, respectively.

6. Inventories

Inventories are stated at the lower of cost or market value. The components of inventories are as follows:

(in millions of dollars)	September 30, 2009	December 31, 2008
Raw materials	$25.6	$26.7
Work in process	5.6	8.2
Finished goods	182.8	231.6

Total inventories	$214.0	$266.5

7. Goodwill and Identifiable Intangibles

Goodwill

As more fully described in the Company’s 2008 annual report on Form 10-K, the Company tests goodwill for impairment at least annually, normally in the second quarter, and on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. The Company performed this assessment during the second quarter of 2009 and concluded that no impairment exists.

The table below presents goodwill by segment:

(in millions of dollars) Reportable Segment	Balance at December 31, 2008	Translation and Other	Balance at September 30, 2009
ACCO Brands Americas	$86.8	$1.4	$88.2
ACCO Brands International	45.9	2.0	47.9
Computer Products Group	6.8	—	6.8

Total	$139.5	$3.4	$142.9

Identifiable Intangible Assets

The gross carrying value and accumulated amortization by class of identifiable intangible assets as of September 30, 2009 and December 31, 2008 are as follows:

(in millions of dollars)	September 30, 2009				December 31, 2008
	Gross Carrying Amounts	Accumulated Amortization		Net Book Value	Gross Carrying Amounts	Accumulated Amortization		Net Book Value
Indefinite-lived intangible assets:
Trade names	$139.7	$(44.5	) (1)	$95.2	$140.7	$(44.5	) (1)	$96.2
Amortizable intangible assets:
Trade names	59.4	(22.9)		36.5	56.8	(19.5)		37.3
Customer and contractual relationships	26.8	(16.4)		10.4	24.1	(13.4)		10.7
Patents/proprietary technology	10.6	(5.2)		5.4	9.8	(4.1)		5.7

Subtotal	96.8	(44.5)		52.3	90.7	(37.0)		53.7

Total identifiable intangibles	$236.5	$(89.0)		$147.5	$231.4	$(81.5)		$149.9

(1)	Accumulated amortization prior to the adoption of authoritative guidance on goodwill and other intangible assets.

The Company’s intangible amortization expense in continuing operations was $1.8 million in each of the three month periods ended September 30, 2009 and 2008, respectively, and $5.4 million and $5.7 million for the nine months ended September 30, 2009 and 2008, respectively. Estimated 2009 amortization expense for continuing operations is $7.0 million, and is expected to decline by approximately $0.5 million for each of the five years following.

As of the end of the second quarter of 2009, in connection with its annual goodwill impairment test, the Company also tested its other indefinite-lived intangibles, consisting of its indefinite-lived trade names. The Company estimated the fair value of its trade

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

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

As discussed further in Note 17, Income Taxes, during the second quarter of 2009, the Company recorded a $108.1 million non-cash charge to establish a valuation allowance on the Company’s U.S. deferred tax assets. In connection with this non-cash charge, the Company reviewed certain of its long-lived tangible and amortizable intangible assets and determined that the forecasted undiscounted cash flows related to these asset groups were in excess of their carrying values and, therefore, these assets were not impaired.

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

8. Pension and Other Retiree Benefits

The components of net periodic benefit cost for pension and postretirement plans for the three and nine months ended September 30, 2009 and 2008 are as follows:

(in millions of dollars)	Three Months Ended September 30,
	Pension Benefits				Postretirement
	U.S.		International		2009	2008
	2009	2008	2009	2008
Service cost	$—	$1.2	$0.7	$1.2	$—	$0.1
Interest cost	2.1	2.2	3.5	4.2	0.2	0.2
Expected return on plan assets	(2.6)	(2.9)	(3.3)	(5.2)	—	—
Amortization of net loss (gain)	0.3	—	0.9	0.1	(0.2)	(0.3)

Total net periodic benefit cost	$(0.2)	$0.5	$1.8	$0.3	$—	$—

(in millions of dollars)	Nine Months Ended September 30,
	Pension Benefits				Postretirement
	U.S.		International		2009	2008
	2009	2008	2009	2008
Service cost	$1.3	$3.6	$2.0	$3.3	$0.1	$0.2
Interest cost	6.6	6.6	10.1	12.8	0.6	0.7
Expected return on plan assets	(7.9)	(8.7)	(9.4)	(15.7)	—	—
Curtailment gain	(1.0)	—	(0.5)	—	—	—
Amortization of prior service cost	—	—	0.1	0.1	—	—
Amortization of net loss (gain)	0.9	—	2.5	0.3	(0.7)	(0.7)

Total net periodic benefit cost	$(0.1)	$1.5	$4.8	$0.8	$—	$0.2

On January 20, 2009, the Company’s Board of Directors approved plan amendments to temporarily freeze the Company’s U.S. pension and non-qualified supplemental retirement plans effective March 7, 2009. No additional benefits will accrue under these plans after that date until further action by the Board of Directors. As a result, the Company recognized a curtailment gain of $1.0 million (pre-tax) during the three months ended March 31, 2009, and its 2009 full year pension expense will be reduced by $5.3 million. Further, the impact of the curtailment reduced the Company’s projected benefit obligation by $17.1 million.

In connection with the sale of the Company’s commercial print finishing business, during the second quarter of 2009, the Company recognized within discontinued operations a curtailment gain of $0.5 million.

The Company expects to contribute approximately $6.1 million to its pension plans in 2009. For the nine months ended September 30, 2009, the Company has contributed approximately $3.0 million to those plans.

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

In January 2009, the Company’s Board of Directors approved amendments to the Company’s U.S. 401(k) plan to suspend employer matching contributions for all participants effective February 21, 2009. The Company reinstated its employer matching contributions for all 401(k) plan participants in October, 2009. This action resulted in pre-tax savings of approximately $3.2 million as of September 30, 2009.

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

In June 2009, the Company completed the sale of its commercial print finishing business for final proceeds of $16.2 million, after final working capital adjustments made during the third quarter. As a result of the adjustments, the Company received net cash proceeds of $12.5 million and a $3.65 million note due from the buyer payable in installments of $1.325 million in June, 2011 and $2.325 million in June, 2012. Interest on the unpaid balance is payable at the rate of 4.9 percent per annum. The sale resulted in a pre-tax gain of $0.8 million ($0.6 million after-tax). The gain on sale includes a pretax pension curtailment gain of $0.5 million.

The operating results and financial position of discontinued operations are as follows:

(in millions, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
Operating Results:	2009	2008 (1)	2009	2008 (2)
Net sales	$—	$24.2	$29.4	$77.2

Pretax loss	—	(20.0)	(8.8)	(69.3)

Provision (benefit) for income taxes	—	(2.3)	0.2	(11.0)

Gain (loss) on sale, net of tax	(0.4)	—	0.6	—

Loss from discontinued operations	$(0.4)	$(17.7)	$(8.4)	$(58.3)

Per share:
Basic loss from discontinued operations	$(0.01)	$(0.33)	$(0.15)	$(1.08)

Diluted loss from discontinued operations	$(0.01)	$(0.33)	$(0.15)	$(1.08)

(1)	During the third quarter of 2008, the Company recorded goodwill and asset impairment charges of $19.5 million. Included in this amount were charges to goodwill of $12.7 million and property, plant and equipment of $6.8 million.
(2)	For the nine months ended September, 30, 2008, the Company recorded goodwill and asset impairment charges of $67.8 million. Included in this amount were charges to goodwill of $35.1 million, property, plant and equipment of $22.2 million and identifiable intangible assets of $10.5 million.

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(in millions of dollars) Financial Position:	September 30, 2009	December 31, 2008
Current assets	$—	$33.2
Long-term assets	—	1.6

Total assets	$—	$34.8

Current liabilities	$5.1	$15.1
Long-term liabilities	—	1.9

Total liabilities	$5.1	$17.0

Remaining liabilities related to discontinued operations consist principally of litigation accruals and severance costs.

10. Long-term Debt and Short-term Borrowings

Notes payable and long-term debt consisted of the following at September 30, 2009 and December 31, 2008:

(in millions of dollars)	September 30, 2009	December 31, 2008
Senior Secured Notes, due March 2015, net of discount(1) (fixed interest rate of 10.625%)	$453.1	$—
U.S. Dollar Senior Secured Term Loan Credit Facility (weighted-average floating interest rate of 7.75% at December 31, 2008)	—	246.0
British Pound Senior Secured Term Loan Credit Facility (weighted-average floating interest rate of 9.49% at December 31, 2008)	—	32.8
Euro Senior Secured Term Loan Credit Facility (weighted-average floating interest rate of 9.03% at December 31, 2008)	—	34.4
U.S. Dollar Senior Secured Revolving Credit Facility (floating interest rate of 7.75% at December 31, 2008)	—	36.0
Asset-based credit facility, due September 2013 (floating interest rate of 5.97% at September 30, 2009)	16.1	—
Securitization borrowings (floating interest rate of 2.69% at December 31, 2008)	—	55.6
U.S. Dollar Senior Subordinated Notes, due 2015 (fixed interest rate of 7.625%)	271.3	300.4
Other borrowings	1.2	3.5

Total debt	741.7	708.7
Less: current portion	(16.8)	(64.5)

Total long-term debt	$724.9	$644.2

(1)	Represents original issue discount of $6.9 million, which is amortizable through March 15, 2015.

As of September 30, 2009, the amount available for borrowings under the Company’s ABL Facility was $140.6 million (allowing for $18.3 million of letters of credit outstanding on that date).

Refinancing Transactions

On September 30, 2009, the Company issued $460.0 million aggregate principal amount of its 10.625% senior secured notes due March 15, 2015 (the “Senior Secured Notes”), and entered into a four-year senior secured asset-based revolving credit facility providing for borrowings of up to $175.0 million subject to borrowing base limitations (the “ABL Facility”). Initial borrowings under the ABL Facility were $16.1 million. These funds together with the $453.1 million in net proceeds from the issuance of the Senior Secured Notes were used to (i) repay all outstanding borrowings under and terminate the Company’s prior senior secured credit agreements, (ii) repay all outstanding borrowings under and terminate the Company’s accounts receivable securitization program, (iii) terminate the Company’s cross-currency swap agreement, (iv) repurchase approximately $29.1 million aggregate principal amount of its 7  5/8% senior subordinated notes due August 15, 2015 (“Senior Subordinated Notes”), and (v) pay the fees, expenses and other costs relating to such transactions (collectively the “Refinancing Transactions”). The Company elected to enter into the Refinancing Transactions due to the upcoming maturity of its prior credit facilities.

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The repayment of borrowings outstanding under the Company’s prior senior secured credit agreements consisted of the following:

•	Repayment of $247.0 million of principal and accrued interest under its $400.0 million senior secured U.S. dollar term loan facility;

•	Repayment of $36.5 million of principal and accrued interest under its £63.6 million sterling term loan facility;

•	Repayment of $35.7 million of principal and accrued interest under its €68.2 million euro term loan facility; and

•	Repayment of $24.4 million of principal and accrued interest under its $130.0 million U.S. dollar revolving credit facility.

The repayment of $340.2 million of borrowings outstanding under the Company’s senior secured credit agreements resulted in a pretax loss of $8.9 million on the early extinguishment of debt and included the write-off of amendment fees and issuance costs associated with the senior secured credit agreements. The loss on the early extinguishment of debt is included in Other expense, net in the condensed consolidated statements of operations.

In September 2005, the Company entered into a cross-currency swap agreement to hedge a portion of its net investment in Euro-based subsidiaries against movements in exchange rates. The five-year cross currency derivative swapped $185.0 million at 3-month U.S. LIBOR interest rates for €152.2 million at three-month EURIBOR rates plus a credit spread. Under the terms of the swap, the Company made quarterly interest payments on €152.2 million and received quarterly interest payments on $185.0 million. The swap served as an effective net investment hedge. The Company used the spot rate method for accounting purposes and, accordingly, any increase or decrease in the fair value of the swap was recorded in the cumulative translation adjustment account within accumulated other comprehensive income. Any hedging ineffectiveness was recorded in the “Interest expense, net” line in the condensed consolidated statements of operations. On September 30, 2009, the Company terminated its cross-currency swap agreement. The termination of the cross-currency swap resulted in payments of $40.9 million to counterparties representing the fair market value of the cross-currency swap on the termination date.

The repayment of $62.8 million of borrowings outstanding under and termination of the Company’s accounts receivable securitization program resulted in a pretax loss of $0.2 million on the early extinguishment of debt and included the write-off of issuance costs associated with the accounts receivable securitization program. The loss on the early extinguishment of debt is included in Other expense, net in the condensed consolidated statements of operations.

On September 30, 2009, the Company repurchased $29.1 million of outstanding Senior Subordinated Notes for a purchase price of $24.2 million which resulted in a pretax gain of $4.9 million on the early extinguishment of debt and is included in Other expense, net in the condensed consolidated statements of operations.

Debt issuance costs of $20.9 million in connection with the refinancing transactions were deferred and will be amortized using the effective interest method over the terms of the Senior Secured Notes and ABL Facility.

Senior Secured Notes

On September 30, 2009, the Company issued an aggregate principal amount of $460.0 million of Senior Secured Notes with semi-annual interest payments payable March 15 and September 15 of each year. The Senior Secured Notes were issued at 98.5% of par value, equating to an effective yield to maturity of approximately 11%. The net proceeds from the sale of the Senior Secured Notes were $453.1 million, after deducting an original issue discount of $6.9 million. As discussed above in “Refinancing Transactions”, in conjunction with the proceeds from the initial draw under the ABL Facility, the Company entered into a series of transactions that included repayment of all amounts outstanding under and termination of its senior secured credit agreements, repayment and termination of its accounts receivable securitization program, termination of its cross-currency swap agreement, the repurchase of a portion of its Senior Subordinated Notes and the payment of fees, expenses and other costs relating to such transactions.

The Senior Secured Notes were offered and sold in a private placement to qualified institutional buyers in the United States pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”) and to non-U.S. persons outside the United States under Regulation S under the Securities Act.

The indenture governing the Senior Secured Notes does not contain financial performance covenants. However, that indenture does contain covenants limiting, among other things, the ability to incur additional debt, pay dividends on capital stock or repurchase capital stock or indebtedness, make certain investments, enter into certain types of transactions with affiliates, make dividend or other payments by our restricted subsidiaries to ACCO Brands, use assets as security in other transactions, sell certain assets or enter into consolidations with or into other companies. Additionally, the Company is restricted from spending more than $25.0 million to redeem its Senior Subordinated Notes until its Senior Secured leverage (Secured Debt to EBITDA) is below 2.5:1.

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Guarantees and Security

The notes will be unconditionally guaranteed, jointly and severally, on a senior secured basis by all of our existing and future domestic subsidiaries, with certain exceptions. The notes and the related guarantees will rank equally in right of payment with all existing and future senior debt and will rank senior in right of payment to all existing and future subordinated debt.

The notes and the guarantees will be secured on a first-priority basis by a lien on substantially all of the Company’s and the guarantors’ present and future assets located in the United States (other than accounts receivable, inventory and deposit accounts) and up to 65% of the present and future equity interests of certain directly owned foreign subsidiaries, in each case subject to certain exceptions and customary permitted liens. The notes and the guarantees also will be secured on a second-priority basis by a lien on the assets located in the United States that secure the Company’s and the guarantors’ obligations under the Company’s new asset-based revolving credit facility, including accounts receivable, inventory, and the other assets identified as excluded first-lien assets above.

Redemption Options

The Company may redeem the notes, in whole or in part, at any time on or after (i) September 15, 2012, at a redemption price equal to 105.3% of the principal amount of the notes redeemed, (ii) September 15, 2013, at a redemption price equal to 102.7% of the principal amount of the notes redeemed, or (iii) September 15, 2014, at a redemption price equal to 100% of the principal amount of the notes redeemed. At any time on or before September 15, 2012, the Company may redeem up to 35% of the aggregate principal amount of the notes with the net proceeds of qualified equity offerings at a redemption price of 110.6%. At any time the Company may also redeem the notes through open market or privately negotiated repurchases.

Requirements to Repurchase

If the Company experiences certain change of control events, the Company must offer to repurchase the Senior Secured notes at a repurchase price equal to 101% of the principal amount of the Senior Secured notes repurchased plus accrued and unpaid interest to the repurchase date. If the Company or its subsidiaries sell assets under specified circumstances, the Company must offer to repurchase the Senior Secured Notes at a repurchase price equal to 100% of the principal amount of the Senior Secured Notes being repurchased, plus accrued and unpaid interest to the repurchase date.

Asset-Based Revolving Credit Facility (ABL Facility)

On September 30, 2009, the Company, and certain domestic and foreign subsidiaries (collectively, the “Borrowers”) entered into a four-year senior secured asset-based revolving credit facility maturing in September 2013 with Deutsche Bank AG, as administrative agent, co-collateral agent and a lender, and five other lenders, providing for revolving credit financing of up to $175.0 million, including a $40.0 million sub-limit for letters of credit and an optional $50.0 million additional credit capacity using an accordion feature. Amounts borrowed under the ABL Facility by the Company and its domestic subsidiaries are guaranteed by each of the Company’s domestic subsidiaries, and amounts borrowed under the ABL Facility by the Company’s foreign subsidiaries are guaranteed by each of the Company, its domestic subsidiaries and certain foreign subsidiaries. Initial borrowings under the ABL Facility were $16.1 million.

The Borrowers’ ability to borrow under the ABL Facility is limited to a borrowing base equal to 85% of eligible accounts receivable plus up to the lesser of (1) 65% of the lower of cost or fair market value of eligible inventory and (2) 85% of the net orderly liquidation value of eligible inventory minus availability reserves, and is subject to other conditions, limitations and reserve requirements.

Interest rates under the ABL Facility are based on the London Interbank Offered Rate (LIBOR). Pricing is subject to quarterly adjustment based on the average availability under the ABL Facility during the prior quarter. The range of borrowing costs under the pricing grid is LIBOR plus 3.75% to LIBOR plus 4.25% with a LIBOR rate floor of 1.50%. The weighted-average interest rate of the ABL Facility as of September 30, 2009 was 5.97%. The Company is required to pay a quarterly commitment fee on the unused portion of the ABL facility ranging from 0.5% to 1.0%.

Borrowings under the ABL Facility are secured on a first priority basis by all accounts receivable, inventory and cash of the Company and its subsidiaries organized in the U.S. and certain foreign subsidiaries, and on a second priority basis by all property, plant, equipment of all the Company and its subsidiaries organized in the U.S. and any other assets which are pledged as collateral under the Senior Secured Notes.

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The ABL Facility contains customary terms and conditions, including, limitations on liens and indebtedness, asset sales, repurchase of Senior Subordinated Notes, and intercompany transactions. A springing fixed charge financial covenant of 1.10:1.0 will be triggered if the excess availability under the ABL Facility falls below $20.0 million or 15% of total commitments. The ABL Facility also contains bank account restrictions that apply in the event that the Company’s excess availability fails to meet certain thresholds.

Senior Subordinated Notes

The indenture governing the Senior Subordinated Notes does not contain financial performance covenants. However, that indenture does contain covenants limiting, among other things, the Company’s and its subsidiaries ability to, incur additional debt, pay dividends on capital stock or repurchase capital stock or indebtedness, make certain investments, enter into certain types of transactions with affiliates, make dividend or other payments by our restricted subsidiaries to ACCO Brands, use assets as security in other transactions, sell certain assets or enter into consolidations with or into other companies.

Compliance with Loan Covenants

As of and for the period ended September 30, 2009, the Company was in compliance with all applicable loan covenants.

The Company’s ABL Facility would not be affected by a change in its credit rating.

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

Forward currency contracts used to hedge foreign denominated inventory purchases are designated as a cash flow hedge. Unrealized gains and losses on these contracts for inventory purchases are deferred in other comprehensive income until the contracts are settled and the underlying hedged transactions are recognized, at which time the deferred gains or losses will be reported in the “Cost of products sold” line in the condensed consolidated statements of operations. As of September 30, 2009 and December 31, 2008, the Company had cash flow designated foreign exchange contracts outstanding with a U.S. dollar equivalent notional value of $38.7 million and $49.0 million, respectively.

Forward currency contracts used to hedge foreign denominated intercompany loans are not designated as hedging instruments. Gains and losses on these derivative instruments are recognized within Other expense, net in the condensed consolidated statements of operations and are largely offset by the changes in the fair value of the hedged item. The periods of the forward foreign exchange contracts correspond to the periods of the hedged transactions, and do not extend beyond 2010. As of September 30, 2009 and December 31, 2008, the Company had undesignated foreign exchange contracts outstanding with a U.S. dollar equivalent notional value of $139.0 million and $276.3 million, respectively.

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Cross-Currency Swap

In September 2005, the Company entered into a cross-currency swap agreement to hedge a portion of its net investment in Euro-based subsidiaries against movements in exchange rates. The five-year cross currency derivative swapped $185 million at 3-month U.S. LIBOR interest rates for €152.2 million at three-month EURIBOR rates plus a credit spread. Under the terms of the swap, the Company made quarterly interest payments on €152.2 million and received quarterly interest payments on $185.0 million. The swap served as an effective net investment hedge. The Company used the spot rate method for accounting purposes and, accordingly, any increase or decrease in the fair value of the swap was recorded in the cumulative translation adjustment account within accumulated other comprehensive income. Any hedging ineffectiveness was recorded in the “Interest expense, net” line in the condensed consolidated statements of operations. On September 30, 2009, in connection with the issuance of the Senior Secured Notes and entry into the ABL Facility, the Company terminated its cross-currency swap agreement. The termination of the cross-currency swap resulted in payments of $40.9 million to counterparties representing the fair market value of the cross-currency swap on the termination date.

Hedge of Net Investment in Foreign Operations

The Company has designated third-party term borrowings as a hedge against the exposure of changes in the underlying foreign currency denominated subsidiary net assets. The effective portion of the change in fair value of net investment hedges is recorded in the cumulative translation adjustment account within accumulated other comprehensive income. The U.S. dollar equivalent of term debt designated as net investment hedges was $0.0 million and $32.8 million at September 30, 2009 and December 31, 2008, respectively.

The following table summarizes the fair value of the Company’s derivative financial instruments as of September 30, 2009 and December 31, 2008, respectively.

	Fair Value of Derivative Instruments
	Derivative Assets			Derivative Liabilities
(in millions of dollars)	Balance Sheet Location	Sept. 30, 2009	Dec. 31, 2008	Balance Sheet Location	Sept. 30, 2009	Dec. 31, 2008
Derivatives designated as hedging instruments:
Foreign exchange contracts	Other current assets	$0.3	$5.1	Other current liabilities	$0.2	$1.3

Cross-currency swap				Other non-current liabilities	—	29.4

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current assets	—	9.8	Other current liabilities	1.9	11.4

Total derivatives		$0.3	$14.9		$2.1	$42.1

The following table summarizes the pre-tax effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations for the three and nine months ended September 30, 2009 and September 30, 2008, respectively.

(in millions of dollars)	The Effect of Derivative Instruments in Cash Flow Hedging Relationships on the Consolidated Statements of Operations for the Three Months Ended September 30, 2009 and 2008
	Amount of (Gain) Loss Recognized in OCI (Effective Portion)		Location of (Gain) Loss Reclassified from OCI to Income	Amount of (Gain) Loss Reclassified from AOCI to Income (Effective Portion)		Location of (Gain) Loss Recognized in Income	Amount of (Gain) Loss Recognized in Income (Ineffective Portion)
	2009	2008		2009	2008		2009	2008
Cash flow hedges:
Foreign exchange contracts	$(1.0)	$2.6	Cost of products sold	$(2.2)	$(0.8)	Cost of products sold	$—	$—

Net investment hedges:
Cross-currency swap	10.0	(19.4)	Other (income)/expense	—	—	Interest expense, net	0.1	1.4
Net investment in foreign operations	(3.2)	0.1	Other (income)/expense	—	—	Other (income)/expense	—	—

Total	$5.8	$(16.7)		$(2.2)	$(0.8)		$0.1	$1.4

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(in millions of dollars)	The Effect of Derivative Instruments in Cash Flow Hedging Relationships on the Consolidated Statements of Operations for the Nine Months Ended September 30, 2009 and 2008
	Amount of (Gain) Loss Recognized in OCI (Effective Portion)		Location of (Gain) Loss Reclassified from OCI to Income	Amount of (Gain) Loss Reclassified from AOCI to Income (Effective Portion)		Location of (Gain) Loss Recognized in Income	Amount of (Gain) Loss Recognized in Income (Ineffective Portion)
	2009	2008		2009	2008		2009	2008
Cash flow hedges:
Foreign exchange contracts	$(4.2)	$1.1	Cost of products sold	$1.6	$(2.3)	Cost of products sold	$—	$—

Net investment hedges:
Cross-currency swap	10.0	(3.3)	Other (income)/expense	—	—	Interest expense, net	(0.9)	2.2
Net investment in foreign operations	1.7	(4.0)	Other (income)/expense	—	—	Other (income)/expense	—	—

Total	$7.5	$(6.2)		$1.6	$(2.3)		$(0.9)	$2.2

	The Effect of Derivatives Not Designated as Hedging Instruments on the Consolidated Statements of Operations
(in millions of dollars)	Location of (Gain) Loss Recognized in Income on Derivatives	Amount of (Gain) Loss Recognized in Income Three Months Ended Sept. 30,		Amount of (Gain) Loss Recognized in Income Nine Months Ended Sept. 30,
		2009	2008	2009	2008
Foreign exchange contracts	Other (income)/expense	$(5.0)	$(0.7)	$(9.6)	$1.7

12. Fair Value of Financial Instruments

The Company adopted the authoritative guidance for fair value measurements on January 1, 2008 for financial assets and liabilities measured on a recurring basis. The guidance applies to all financial assets and financial liabilities that are being measured and reported on a fair value basis. There was no impact as a result of the adoption of the guidance for fair value measurements to the consolidated financial statements. On January 1, 2009, the Company adopted authoritative guidance for fair value measurements which permitted the delay of the effective date for all nonfinancial assets and nonfinancial liabilities that are required to be measured at fair value. The adoption did not impact the Company’s consolidated financial statements.

The authoritative guidance for fair value measurements requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements. The guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The guidance classifies the inputs used to measure fair value into the following hierarchy:

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

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The Company utilizes the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company has determined that its financial assets and liabilities are Level 2 in the fair value hierarchy. The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
Assets:
Forward currency contracts	$0.3	$14.9
Liabilities:
Cross-currency swap	$—	$29.4
Forward currency contracts	$2.1	$12.7

The Company’s forward currency contracts are included in Other Current Assets or Other Current Liabilities and mature within 12 months. The Company’s cross-currency swap at December 31, 2008 was recorded in Other Non-Current Liabilities. As discussed in Note 10, Long-term debt and Short-term borrowings, in connection with the issuance of the Senior Secured Notes and entry into the ABL Facility, on September 30, 2009, the Company terminated its cross-currency swap agreement. The forward foreign currency exchange contracts and cross-currency swap are primarily valued based on the foreign currency spot and forward rates quoted by the banks or foreign currency dealers. As such, these derivative instruments are classified within Level 2.

The fair values of cash and cash equivalents, notes payable to banks, accounts receivable and accounts payable approximate carrying amounts due principally to their short maturities. The carrying amount of total debt was $741.7 million and $708.7 million and the estimated fair value of total debt was $747.7 million and $494.3 million at September 30, 2009 and December 31, 2008, respectively. The fair values are determined from quoted market prices, where available, and from investment bankers using current interest rates considering credit ratings and the remaining terms of maturity.

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

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

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

Financial information by reportable segment is set forth below.

Net sales by business segment are as follows:

(in millions of dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
ACCO Brands Americas	$175.5	$222.7	$495.2	$635.0
ACCO Brands International	104.4	132.1	307.4	431.0
Computer Products Group	42.6	56.0	117.1	158.8

Net sales	$322.5	$410.8	$919.7	$1,224.8

Operating income (loss) by business segment is as follows (1):

(in millions of dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
ACCO Brands Americas	$16.1	$7.0	$27.9	$4.6
ACCO Brands International	5.8	5.1	12.6	25.7
Computer Products Group	10.1	11.0	22.8	27.9

Subtotal	32.0	23.1	63.3	58.2
Corporate	(4.5)	(4.9)	(11.4)	(17.6)

Operating income	27.5	18.2	51.9	40.6
Interest expense	15.7	16.8	47.6	48.7
Equity in earnings of joint ventures	(1.3)	(1.9)	(2.0)	(5.4)
Other expense, net	4.3	0.7	5.8	2.6

Income (loss) from continuing operations before income taxes	$8.8	$2.6	$0.5	$(5.3)

(1)	Operating income as presented in the segment table above is defined as i) net sales; ii) less cost of products sold; iii) less advertising, selling, general and administrative expenses; iv) less amortization of intangibles; and v) less restructuring, goodwill and asset impairment charges.

14. Earnings per Share

Total outstanding shares as of September 30, 2009 and 2008 were 54.6 million and 54.2 million, respectively. The calculation of basic earnings per common share is based on the weighted average number of common shares outstanding in the year, or period, over which they were outstanding. The Company’s diluted earnings per common share assumes that any common shares outstanding were increased by shares that would be issued upon exercise of those stock units for which the average market price for the period exceeds the exercise price; less, the shares that could have been purchased by the Company with the related proceeds, including compensation expense measured but not yet recognized, net of tax. The basic weighted average number of common shares outstanding for the three months ended September 30, 2009 and 2008 was 54.6 million and 54.2 million, respectively, and 54.5 million and 54.2 million for the nine months ended September 30, 2009 and 2008, respectively. The diluted weighted average number of common shares outstanding for the three months ended September 30, 2009 was 56.2 million. Due to the loss from continuing operations during the nine months ended September 30, 2009 and three and nine months ended September 30, 2008, the denominator in the diluted earnings per share calculation does not include the effects of options as it would result in a less dilutive computation. As a result, diluted earnings per share for those periods are the same as basic earnings per share.

The Company has dilutive shares related to stock options and restricted stock units that were granted under the Company’s stock compensation plans. For the three months ended September 30, 2009 and 2008, approximately 4.4 million shares and 5.8 million shares, respectively, were excluded from the calculation of diluted earnings per share as their inclusion would have been anti-dilutive. For the nine months ended September 30, 2009 and 2008, approximately 7.5 million shares and 5.8 million shares, respectively, were excluded from the calculation of diluted earnings per share as their inclusion would have been anti-dilutive.

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

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

16. Comprehensive Income (Loss)

Comprehensive income (loss) is defined as net income (loss) and other changes in stockholders’ equity from transactions and other events from sources other than stockholders. The table below presents total comprehensive income (loss) for the three and nine months ended September 30, 2009 and 2008, respectively.

(in millions of dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income (loss)	$1.3	$(32.7)	$(127.1)	$(81.2)
Other comprehensive income (loss), net of tax
Derivative instruments, net of tax	—	3.0	(4.2)	2.6
Amortization of costs associated with pension and post-retirement benefit obligations, net of tax	1.8	2.1	7.1	2.0
Currency translation adjustments	0.3	(23.1)	23.3	(8.8)

Other comprehensive income (loss)	2.1	(18.0)	26.2	(4.2)

Comprehensive income (loss)	$3.4	$(50.7)	$(100.9)	$(85.4)

17. Income Taxes

For the quarter ended September 30, 2009, the Company recorded income tax expense of $7.1 million on income before taxes of $8.8 million. This compares to income tax expense of $17.6 million on income before taxes of $2.6 million in the prior year period. The higher than expected effective tax rate for 2009 is due to the operating losses in a number of countries where valuation reserves are recorded against future tax benefits. During the quarter ended September 30, 2008, the Company increased its valuation allowance by $11.0 million on domestic state deferred tax assets and tax loss carryforwards.

For the nine months ended September 30, 2009, the Company recorded income tax expense of $119.2 million on income before taxes of $0.5 million. This compares to income tax expense of $17.6 million on a loss before taxes of $5.3 million in the prior year period. The Company assesses, on a quarterly basis, the realizability of its deferred tax assets. A valuation allowance must be established when, based upon the evaluation of all available evidence, it is more likely than not that all or a portion of the deferred tax assets will not be realized. Realization of deferred tax assets is dependent upon taxable income in prior carryback years, estimates of future taxable income, tax planning strategies and reversals of existing taxable temporary differences. After considering both the

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

positive and negative evidence as of the second quarter of fiscal year 2009, the Company determined that it was no longer more-likely-than-not that it would realize the full value of its U.S. deferred tax assets. As a result, during the second quarter of 2009, the Company established a valuation allowance against its deferred tax assets in the U.S. to reduce them to their estimated net realizable value with a corresponding non-cash charge of $108.1 million to the provision for income taxes. Income tax expense for the nine months ended September 30, 2008 was principally due to the $25.4 million impairment of goodwill which is not tax deductible. In addition, the Company increased its valuation allowance by $11.0 million on domestic state deferred tax assets and tax loss carryforwards.

For the three months ended September 30, 2009, the Company recorded no income tax expense from discontinued operations versus an income tax benefit of $2.3 million in the prior year.

For the nine months ended September 30, 2009, the Company recorded income tax expense from discontinued operations of $0.4 million versus an income tax benefit of $11.0 million in the prior year.

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

(in millions of dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net sales	$35.5	$32.3	$91.3	$98.9
Gross profit	20.2	20.8	48.0	56.7
Operating income	5.7	6.3	8.2	15.1
Net income	4.2	5.0	5.5	11.4

(in millions of dollars)	September 30, 2009	December 31, 2008
Current assets	$66.4	$48.6
Non-current assets	34.3	18.4
Current liabilities	28.2	26.2
Non-current liabilities	25.4	8.7

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

19. Condensed Consolidated Financial Information

The Company’s 100% owned domestic subsidiaries, excluding the accounts receivable securitization subsidiary, have jointly and severally, fully and unconditionally, guaranteed our existing Senior Secured Notes and Senior Subordinated Notes. Rather than filing separate financial statements for each guarantor subsidiary with the Securities and Exchange Commission, the Company has elected to present the following consolidating financial statements, which detail the results of operations for the three and nine months ended September 30, 2009 and 2008, cash flows for the nine months ended September 30, 2009 and 2008 and financial position as of September 30, 2009 and December 31, 2008 of the Company and its guarantor and non-guarantor subsidiaries (in each case carrying investments under the equity method), and the eliminations necessary to arrive at the reported consolidated financial statements of the Company. Certain previously reported amounts within the 2008 condensed consolidated financial statements have been revised to appropriately reflect intercompany transactions by and with our accounts receivable securitization subsidiary. The revisions resulted in certain line items of the condensed consolidated financial statements changing between the guarantor and non-guarantor columns of the accompanying presentation. Such revisions were immaterial to the previously reported guarantors’ results of operations and cash flows and the guarantors net assets did not change.

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Condensed Consolidating Balance Sheets (Unaudited)

(in millions of dollars)	September 30, 2009
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$1.6	$(0.8)	$23.1	$—	$23.9
Accounts receivable, net	—	97.2	157.2	—	254.4
Inventories	—	108.8	105.2	—	214.0
Receivables from affiliates	365.8	80.5	45.4	(491.7)	—
Deferred income taxes	—	—	8.7	—	8.7
Other current assets	1.1	12.5	13.5	—	27.1

Total current assets	368.5	298.2	353.1	(491.7)	528.1
Property, plant and equipment, net	1.6	102.6	82.7	—	186.9
Deferred income taxes	—	—	5.6	—	5.6
Goodwill	—	95.0	47.9	—	142.9
Identifiable intangibles, net	58.0	58.8	30.7	—	147.5
Other assets	27.1	4.8	35.1	—	67.0
Investment in, long-term receivable from, affiliates	510.2	776.7	222.6	(1,509.5)	—

Total assets	$965.4	$1,336.1	$777.7	$(2,001.2)	$1,078.0

Liabilities and Stockholders’ (Deficit) Equity
Current liabilities
Notes payable to banks	$10.0	$—	$6.5	$—	$16.5
Current portion of long-term debt	—	0.1	0.2	—	0.3
Accounts payable	—	47.6	47.9	—	95.5
Accrued compensation	2.0	7.2	12.0	—	21.2
Accrued customer program liabilities	—	34.6	40.3	—	74.9
Other current liabilities	4.1	31.1	62.2	—	97.4
Payables to affiliates	73.9	555.4	292.5	(921.8)	—
Liabilities of discontinued operations held for sale	—	5.0	0.1	—	5.1

Total current liabilities	90.0	681.0	461.7	(921.8)	310.9
Long-term debt	724.4	0.5	—	—	724.9
Long-term notes payable to affiliates	200.8	16.4	1.6	(218.8)	—
Deferred income taxes	48.2	3.8	13.3	—	65.3
Pension and post retirement benefit obligations	4.9	49.8	17.2	—	71.9
Other non-current liabilities	—	3.8	4.1	—	7.9

Total liabilities	1,068.3	755.3	497.9	(1,140.6)	1,180.9
Stockholders’ (deficit) equity
Common stock	0.5	562.2	76.0	(638.2)	0.5
Treasury stock, at cost	(1.4)	—	—	—	(1.4)
Paid-in capital	1,396.6	661.3	289.8	(951.1)	1,396.6
Accumulated other comprehensive income (loss)	(91.3)	(51.1)	(6.0)	57.1	(91.3)
Accumulated (deficit) retained earnings	(1,407.3)	(591.6)	(80.0)	671.6	(1,407.3)

Total stockholders’ (deficit) equity	(102.9)	580.8	279.8	(860.6)	(102.9)

Total liabilities and stockholders’ (deficit) equity	$965.4	$1,336.1	$777.7	$(2,001.2)	$1,078.0

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Condensed Consolidating Balance Sheets

(in millions of dollars)	December 31, 2008
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$0.5	$(0.8)	$18.4	$—	$18.1
Accounts receivable, net	—	(9.0)	283.8	—	274.8
Inventories	—	154.3	112.2	—	266.5
Receivables from affiliates	198.8	38.1	249.9	(486.8)	—
Deferred income taxes	15.4	8.2	9.4	—	33.0
Other current assets	2.8	13.4	22.9	—	39.1
Assets of discontinued operations held for sale	—	12.3	20.9	—	33.2

Total current assets	217.5	216.5	717.5	(486.8)	664.7
Property, plant and equipment, net	1.7	114.3	78.8	—	194.8
Deferred income taxes	50.0	25.8	5.9	—	81.7
Goodwill	—	72.0	67.5	—	139.5
Identifiable intangibles, net	58.1	60.3	31.5	—	149.9
Other assets	19.1	4.7	26.2	—	50.0
Investment in, long-term receivable from, affiliates	556.4	1,045.9	198.0	(1,800.3)	—
Assets of discontinued operations held for sale	—	0.5	1.1	—	1.6

Total assets	$902.8	$1,540.0	$1,126.5	$(2,287.1)	$1,282.2

Liabilities and Stockholders’ (Deficit) Equity
Current liabilities
Notes payable to banks	$36.0	$—	$2.6	$—	$38.6
Current portion of long-term debt	—	0.1	25.8	—	25.9
Accounts payable	—	79.5	64.3	—	143.8
Accrued compensation	3.0	5.9	12.6	—	21.5
Accrued customer program liabilities	—	42.9	43.9	—	86.8
Other current liabilities	14.5	50.4	67.2	—	132.1
Payables to affiliates	50.6	599.0	281.0	(930.6)	—
Liabilities of discontinued operations held for sale	—	7.6	7.5	—	15.1

Total current liabilities	104.1	785.4	504.9	(930.6)	463.8
Long-term debt	546.4	0.5	97.3	—	644.2
Long-term notes payable to affiliates	178.2	83.8	2.1	(264.1)	—
Deferred income taxes	37.2	(8.1)	13.7	—	42.8
Pension and other post retirement obligations	5.5	66.1	17.1	—	88.7
Other non-current liabilities	34.8	7.6	1.8	—	44.2
Liabilities of discontinued operations held for sale	—	—	1.9	—	1.9

Total liabilities	906.2	935.3	638.8	(1,194.7)	1,285.6
Stockholders’ (deficit) equity
Common stock	0.6	562.1	76.0	(638.1)	0.6
Treasury stock, at cost	(1.1)	—	—	—	(1.1)
Paid-in capital	1,394.8	675.3	517.3	(1,192.6)	1,394.8
Accumulated other comprehensive income (loss)	(117.5)	(59.1)	(36.8)	95.9	(117.5)
Accumulated (deficit) retained earnings	(1,280.2)	(573.6)	(68.8)	642.4	(1,280.2)

Total stockholders’ (deficit) equity	(3.4)	604.7	487.7	(1,092.4)	(3.4)

Total liabilities and stockholders’ (deficit) equity	$902.8	$1,540.0	$1,126.5	$(2,287.1)	$1,282.2

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Condensed Consolidating Income Statements (Unaudited)

	Three months ended September 30, 2009
(in millions of dollars)	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Unaffiliated sales	$—	$164.6	$157.9	$—	$322.5
Affiliated sales	—	5.9	0.4	(6.3)	—

Net sales	—	170.5	158.3	(6.3)	322.5

Cost of products sold	—	120.2	108.7	(6.3)	222.6
Advertising, selling, general and administrative expenses	4.7	33.2	31.0	—	68.9
Amortization of intangibles	0.1	1.1	0.6	—	1.8
Restructuring charges	—	(0.3)	2.0	—	1.7

Operating (loss) income	(4.8)	16.3	16.0	—	27.5

Interest (income) expense from affiliates	0.1	(0.1)	—	—	—
Interest expense	11.6	2.4	1.7	—	15.7
Equity in (earnings) of joint ventures	—	0.1	(1.4)	—	(1.3)
Other (income) expense, net	3.7	(1.6)	2.2	—	4.3

(Loss) income before taxes and earnings (losses) of wholly owned subsidiaries	(20.2)	15.5	13.5	—	8.8
Income tax expense (benefit)	8.7	(4.7)	3.1	—	7.1

Income (loss) from continuing operations	(28.9)	20.2	10.4	—	1.7
Income (loss) from discontinued operations, net of income taxes	—	4.0	(4.4)	—	(0.4)

(Loss) income before earnings (losses) of wholly owned subsidiaries	(28.9)	24.2	6.0	—	1.3
Earnings (losses) of wholly owned subsidiaries	30.2	(4.0)	—	(26.2)	—

Net income (loss)	$1.3	$20.2	$6.0	$(26.2)	$1.3

	Three months ended September 30, 2008
(in millions of dollars)	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Unaffiliated sales	$—	$209.2	$201.6	$—	$410.8
Affiliated sales	—	15.5	7.6	(23.1)	—

Net sales	—	224.7	209.2	(23.1)	410.8

Cost of products sold	—	164.2	143.9	(23.1)	285.0
Advertising, selling, general and administrative expenses	4.4	45.6	39.7	—	89.7
Amortization of intangibles	0.1	1.0	0.7	—	1.8
Restructuring charges	0.1	3.5	1.2	—	4.8
Goodwill and asset impairment charges	—	6.8	4.5	—	11.3

Operating (loss) income	(4.6)	3.6	19.2	—	18.2

Interest (income) expense from affiliates	(0.8)	(0.6)	1.4	—	—
Interest expense	12.5	1.5	2.8	—	16.8
Equity in (earnings) of joint ventures	—	(0.1)	(1.8)	—	(1.9)
Other (income) expense, net	(0.8)	(0.7)	2.2	—	0.7

(Loss) income before taxes and earnings (losses) of wholly owned subsidiaries	(15.5)	3.5	14.6	—	2.6
Income tax expense (benefit)	11.8	(0.5)	6.3	—	17.6

Income (loss) from continuing operations	(27.3)	4.0	8.3	—	(15.0)
Loss from discontinued operations, net of income taxes	—	(9.7)	(8.0)	—	(17.7)

(Loss) income before earnings (losses) of wholly owned subsidiaries	(27.3)	(5.7)	0.3	—	(32.7)
Earnings (losses) of wholly owned subsidiaries	(5.4)	4.2	—	1.2	—

Net income (loss)	$(32.7)	$(1.5)	$0.3	$1.2	$(32.7)

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Condensed Consolidating Income Statements (Unaudited)

	Nine months ended September 30, 2009
(in millions of dollars)	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Unaffiliated sales	$—	$458.7	$461.0	$—	$919.7
Affiliated sales	—	17.9	2.5	(20.4)	—

Net sales	—	476.6	463.5	(20.4)	919.7

Cost of products sold	—	352.2	317.1	(20.4)	648.9
Advertising, selling, general and administrative expenses	12.7	95.0	90.2	—	197.9
Amortization of intangibles	0.1	3.1	2.2	—	5.4
Restructuring charges	0.1	2.5	11.2	—	13.8
Goodwill and asset impairment charges	—	0.8	1.0	—	1.8

Operating (loss) income	(12.9)	23.0	41.8	—	51.9

Interest (income) expense from affiliates	0.3	(0.4)	0.1	—	—
Interest expense	34.1	7.4	6.1	—	47.6
Equity in losses (earnings) of joint ventures	—	0.2	(2.2)	—	(2.0)
Other (income) expense, net	4.4	(5.0)	6.4	—	5.8

(Loss) income before taxes and earnings (losses) of wholly owned subsidiaries	(51.7)	20.8	31.4	—	0.5
Income tax expense (benefit)	105.4	(5.6)	19.4	—	119.2

Income (loss) from continuing operations	(157.1)	26.4	12.0	—	(118.7)
Income (loss) from discontinued operations, net of income taxes	—	(18.5)	10.1	—	(8.4)

(Loss) income before earnings (losses) of wholly owned subsidiaries	(157.1)	7.9	22.1	—	(127.1)
Earnings (losses) of wholly owned subsidiaries	30.0	(20.0)	—	(10.0)	—

Net income (loss)	$(127.1)	$(12.1)	$22.1	$(10.0)	$(127.1)

	Nine months ended September 30, 2008
(in millions of dollars)	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Unaffiliated sales	$—	$588.2	$636.6	$—	$1,224.8
Affiliated sales	—	46.1	24.4	(70.5)	—

Net sales	—	634.3	661.0	(70.5)	1,224.8

Cost of products sold	—	469.8	454.0	(70.5)	853.3
Advertising, selling, general and administrative expenses	18.6	144.4	124.8	—	287.8
Amortization of intangibles	0.1	2.8	2.8	—	5.7
Restructuring charges	0.1	6.9	5.0	—	12.0
Goodwill and asset impairment charges	—	16.6	8.8	—	25.4

Operating (loss) income	(18.8)	(6.2)	65.6	—	40.6

Interest (income) expense from affiliates	(3.2)	(2.1)	5.3	—	—
Interest expense	35.9	4.3	8.5	—	48.7
Equity in earnings of joint ventures	—	(0.1)	(5.3)	—	(5.4)
Other (income) expense, net	(0.7)	(0.4)	3.7	—	2.6

(Loss) income before taxes and earnings (losses) of wholly owned subsidiaries	(50.8)	(7.9)	53.4	—	(5.3)
Income tax expense (benefit)	8.5	(3.2)	12.3	—	17.6

Income (loss) from continuing operations	(59.3)	(4.7)	41.1	—	(22.9)
Loss from discontinued operations, net of income taxes	—	(32.7)	(25.6)	—	(58.3)

(Loss) income before earnings (losses) of wholly owned subsidiaries	(59.3)	(37.4)	15.5	—	(81.2)
Earnings (losses) of wholly owned subsidiaries	(21.9)	17.0	—	4.9	—

Net income (loss)	$(81.2)	$(20.4)	$15.5	$4.9	$(81.2)

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Condensed Consolidating Statement of Cash Flows (Unaudited)

	Nine Months Ended September 30, 2009
(in millions of dollars)	Parent	Guarantors	Non-Guarantors	Consolidated
Net cash (used) provided by operating activities	$(48.5)	$44.0	$35.3	$30.8

Investing activities:
Additions to property, plant and equipment	(0.2)	(3.3)	(4.2)	(7.7)
Assets acquired	(1.9)	(0.9)	(0.6)	(3.4)
Proceeds from sale of discontinued operations	—	2.9	7.4	10.3
Proceeds from the disposition of assets	—	—	0.3	0.3

Net cash (used)/provided by investing activities	(2.1)	(1.3)	2.9	(0.5)
Financing activities:
Intercompany financing	(49.7)	(51.2)	100.9	—
Intercompany dividends received (paid)	1.6	8.5	(10.1)	—
Proceeds from long-term borrowings	463.1	—	6.2	469.3
Repayments of long-term debt	(270.1)	—	(127.7)	(397.8)
Repayments of short-term debt	(36.0)	—	(2.0)	(38.0)
Payment of Euro debt hedge	(40.8)	—	—	(40.8)
Cost of debt issuance	(16.1)	—	(3.0)	(19.1)
Other	(0.3)	—	—	(0.3)

Net cash provided (used) by financing activities	51.7	(42.7)	(35.7)	(26.7)
Effect of foreign exchange rate changes on cash	—	—	2.2	2.2
Net increase (decrease) in cash and cash equivalents	1.1	—	4.7	5.8
Cash and cash equivalents at the beginning of the period	0.5	(0.8)	18.4	18.1

Cash and cash equivalents at the end of the period	$1.6	$(0.8)	$23.1	$23.9

	Nine Months Ended September 30, 2008
(in millions of dollars)	Parent	Guarantors	Non-Guarantors	Consolidated
Net cash (used) provided by operating activities	$(54.6)	$34.1	$28.2	$7.7

Investing activities:
Additions to property, plant and equipment	(1.0)	(26.9)	(11.0)	(38.9)
Proceeds from the disposition of assets	—	7.1	14.8	21.9

Net cash (used)/provided by investing activities	(1.0)	(19.8)	3.8	(17.0)
Financing activities:
Intercompany financing	99.8	(10.1)	(89.7)	—
Intercompany dividends received (paid)	—	10.6	(10.6)	—
Proceeds from long-term borrowings	—	—	76.3	76.3
Repayments of long-term debt	(67.1)	—	(21.1)	(88.2)
Borrowings of short-term debt	20.0	—	(3.9)	16.1
Cost of debt issuance	(0.7)	—	(0.6)	(1.3)
Other	0.3	—	—	0.3

Net cash provided (used) by financing activities	52.3	0.5	(49.6)	3.2
Effect of foreign exchange rate changes on cash	—	—	(1.5)	(1.5)
Net increase (decrease) in cash and cash equivalents	(3.3)	14.8	(19.1)	(7.6)
Cash and cash equivalents at the beginning of the period	8.4	(0.3)	34.2	42.3

Cash and cash equivalents at the end of the period	$5.1	$14.5	$15.1	$34.7

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

ACCO Brands Corporation is one of the world’s largest suppliers of select categories of branded office products (excluding furniture, computers, printers and bulk paper) to the office products resale industry. We design, develop, manufacture and market a wide variety of traditional and computer-related office products, supplies, binding and laminating equipment and related consumable supplies, personal computer accessory products, paper-based time management products and presentation aids and products. Through a focus on research, marketing and innovation, we seek to develop new products that meet the needs of our consumers and commercial end-users, which we believe will increase the product positioning of our brands. We compete through a balance of innovation, a low-cost operating model and an efficient supply chain. We sell our products primarily to markets located in North America, Europe and Australia. Our brands include Swingline®, GBC®, Kensington®, Quartet®, Marbig, Rexel, NOBO, Day-Timer®, and Wilson Jones®, among others.

The majority of our office products are used by businesses. Most of these end-users purchase our products from our customers, which include commercial contract stationers, retail superstores, wholesalers, resellers, mail order and internet catalogs, mass merchandisers, club stores and dealers. We also supply certain of our products directly to commercial end-users and to the educational market. Historically we have targeted the premium-end of the product categories in which we compete. However, we also supply private label products for our customers where we believe we have an economic advantage or where it is necessary to merchandise a complete category.

Our leading brand positions provide the scale to enable us to invest in product innovations and drive market growth across our product categories. In addition, the expertise we use to satisfy the exacting technical specifications of our demanding commercial customers is in many instances the basis for expanding our products and innovations to consumer products.

Our current strategy centers on a combination of growing sales and market share and generating acceptable profitability and returns. Specifically, we have substantially reduced our operating expenses and seek to leverage our platform for organic growth through greater consumer understanding, product innovation, marketing and merchandising, disciplined category expansion including broader product penetration and possible strategic transactions and continued cost realignment. To achieve these goals, we plan to continue to execute the following strategies: (1) invest in research, marketing and innovation, (2) penetrate full product spectrum of our categories and (3) opportunistically pursue strategic transactions.

In June 2009, the Company completed the sale of its commercial print finishing business for final proceeds of $16.2 million, after final working capital adjustments made during the third quarter. As a result of the adjustments, the Company received net cash proceeds of $12.5 million and a $3.65 million note due from the buyer payable in installments of $1.325 million in June, 2011 and $2.325 million in June, 2012. Interest on the unpaid balance is payable at the rate of 4.9 percent per annum. The sale resulted in a pretax gain of $0.8 million ($0.6 million after-tax). The commercial print finishing business has been classified as a discontinued operation in our consolidated financial statements for all periods presented.

Management’s discussion and analysis of financial condition and results of operations for the three and nine months ended September 30, 2009 and 2008, should be read in conjunction with the condensed consolidated financial statements of ACCO Brands Corporation and the accompanying notes contained therein. Unless otherwise noted, the following discussion pertains only to our continuing operations.

Overview of Company Performance

ACCO Brands’ results are dependent upon a number of factors affecting sales, including pricing and competition. Historically, key drivers of demand in the office products industry have included trends in white collar employment levels, gross domestic product (GDP) and growth in the number of small businesses and home offices together with increasing usage of personal computers. Pricing and demand levels for office products have also reflected a substantial consolidation within the global resellers of office products. This consolidation has led to multiple years of industry pricing pressure and a more efficient level of asset utilization by customers, resulting in lower sales volumes for suppliers of office products. We sell products in highly competitive markets, and compete against large international and national companies, regional competitors and against our own customers’ private-label direct sourcing.

During the first nine months of 2009, the Company continued to be impacted by challenging global economic conditions that are affecting all of our global markets. These conditions have translated into soft demand for our products, destocking of inventories by our customers and, as a result, the need for us to significantly reduce costs to mitigate the impact on our profits, requiring additional severance and related charges. In addition, the strengthening of the U.S. dollar has further exacerbated the downward pressure on the Company’s operating results. A significant portion of the products we sell in international markets are sourced from Asia and are paid for in U.S. dollars. Declines in local currencies relative to the U.S. dollar effectively increase the cost of products sold of our non-U.S. operations. To partially mitigate these factors, the Company has intensified its cost-reduction activities during 2009 and in addition to certain reductions in force, has also implemented reductions in sales support expenditures, salary reductions, the suspension of 401(k) plan company contributions, freezing of pension plan benefits for U.S. based employees and voluntary unpaid leave for European employees. These actions, along with cost reduction measures implemented during 2008 are expected to generate pre-tax savings of approximately $80 million in 2009. Approximately two-thirds of these estimated cost savings relate to “Advertising, selling, general and administrative expenses”, with the remaining amount benefiting “Cost of products sold” as reflected in the Consolidated Statements of Operations. In connection with all of the actions noted above the Company expects to incur additional costs of approximately $1.8 million.

The Company does not anticipate incurring restructuring and integration charges beyond 2009. Cash payments related to the Company’s restructuring and integration activities amounted to $32.1 million (excluding capital expenditures) during the first nine months of 2009. It is expected that additional disbursements of $13.3 million, net of expected proceeds from real estate held-for-sale, will be completed by the end of 2010 as the Company continues to implement additional phases of its strategic and cost reduction plans.

As our capital expenditures have been reduced and as costs associated with recent restructuring initiatives are approaching completion, we expect to increase our flexibility to reduce debt and take other actions that build future shareholder value.

During the second quarter of 2009, the Company reflected the reduction of its business in its future forecasts, and as a result, the Company recorded a non-cash charge of $108.1 million to establish a valuation allowance against its U.S. deferred tax assets. For a further discussion see Note 17, Income Taxes. In addition, for the second quarter of 2009, the Company recorded a non-cash impairment charge of $1.8 million on certain of its trade names. For the second quarter of 2008, the Company recorded a non-cash goodwill impairment charge of $14.1 million and during the third quarter of 2008 recorded a non-cash goodwill impairment charge of $11.3 million.

Recent Events - Refinancing Transactions

On September 30, 2009, the Company issued $460.0 million aggregate principal amount of its 10.625% Senior Secured Notes due March 15, 2015 (the “Senior Secured Notes”), and entered into a four-year senior secured asset-based revolving credit facility providing for borrowings of up to $175.0 million subject to borrowing base limitations (the “ABL Facility”). Initial borrowings under the ABL Facility were $16.1 million. These funds together with the $453.1 million in net proceeds from the issuance of the Senior Secured Notes were used to (i) repay all outstanding borrowings under and terminate the Company’s prior senior secured credit agreements, (ii) repay all outstanding borrowings under and terminate the Company’s accounts receivable securitization program, (iii) terminate the Company’s cross-currency swap agreement, (iv) repurchase approximately $29.1 million aggregate principal amount of its 7  5/8% senior subordinated notes due August 15, 2015 (“Senior Subordinated Notes”) and (v) pay the fees, expenses and other costs relating to such transactions (collectively the “Refinancing Transactions”).

The repayment of borrowings outstanding under the Company’s prior senior secured credit agreements consisted of the following:

•	Repayment of $247.0 million of principal and accrued interest under its $400.0 million senior secured U.S. dollar term loan facility;

•	Repayment of $36.5 million of principal and accrued interest under its £63.6 million sterling term loan facility;

•	Repayment of $35.7 million of principal and accrued interest under its €68.2 million euro term loan facility; and

•	Repayment of $24.4 million of principal and accrued interest under its $130.0 million U.S. dollar revolving credit facility.

The repayment of $403.0 million of borrowings outstanding under the Company’s senior secured credit agreements and accounts receivable securitization program resulted in a pretax loss of $9.1 million on the early extinguishment of debt and included the write-off of amendment fees and issuance costs associated with the senior secured credit agreements. The loss on the early extinguishment of debt is included in Other expense, net in the condensed consolidated statements of operations.

On September 30, 2009, the Company terminated its cross-currency swap agreement. The termination of the cross-currency swap resulted in payments of $40.9 million to counterparties representing the fair market value of the cross-currency swap on the termination date.

On September 30, 2009, the Company repurchased $29.1 million of outstanding Senior Subordinated Notes for a purchase price of $24.2 million, which resulted in a pretax gain of $4.9 million on the early extinguishment of debt and is included in Other expense, net in the condensed consolidated statements of operations.

Debt issuance costs of $20.9 million in connection with the refinancing transactions were deferred and will be amortized using the effective interest method over the terms of the Senior Secured Notes and ABL Facility.

For a further discussion on the Company’s refinancing transactions, see Note 10, Long-term debt and Short-term borrowings, in the Notes to Condensed Consolidated Financial Statements.

The impact of the current global recession and restricted credit markets on our suppliers and customers is unpredictable, outside of our control and may create additional risks for us, both directly and indirectly. The inability of suppliers to access financing or the insolvency of one or more of our suppliers could lead to disruptions in our supply chain, which could adversely impact our sales and/or increase our costs. Our suppliers may require us to pay cash in advance or obtain letters of credit for their benefit as a condition to selling us their products and services. A number of retailers have recently sought bankruptcy protection. If one or more of our principal customers were to file for bankruptcy, our sales could be adversely impacted and our ability to collect outstanding accounts receivable from any such customer could be limited. Any of these risks and uncertainties could have a material adverse effect on our business, financial condition, results of operations or cash flows.

As a result of the refinancing transactions described above, $401.2 million of our outstanding indebtedness as of June 30, 2009 has been refinanced with debt having a higher rate of interest. Accordingly, in addition to the increased amount of indebtedness, the weighted average interest rate on our indebtedness will increase, and as a result, the cost of servicing our debt will increase. The Company has significantly reduced the business risk associated with debt facility maturity, mandatory debt reduction requirements and maintenance covenants, partially offset by the increased debt and higher interest rates.

Based on its 2009 business plan and further supported by its cost cutting initiatives and latest forecasts, the Company believes it will remain compliant with its debt covenants and will have adequate liquidity despite the possible disruption of the capital and credit markets for the foreseeable future.

The Company funds liquidity needs for capital investment, working capital, hedging activities and other financial commitments through cash flow from continuing operations and its $175.0 million ABL Facility. Based on our borrowing base, as of September 30, 2009, approximately $140.6 million remained available for borrowing under our ABL Facility, which expires in September 2013.

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

Three Months Ended September 30, 2009 versus September 30, 2008

Results

The following table presents the Company’s results for the three months ended September 30, 2009 and 2008, respectively.

	Three Months Ended September 30,		Amount of Change
(in millions of dollars)	2009	2008	$	%
Net sales	$322.5	$410.8	$(88.3)	(21)%
Cost of products sold	222.6	285.0	(62.4)	(22)%
Gross profit	99.9	125.8	(25.9)	(21)%
Gross profit margin	31.0%	30.6%		0.4	pts
Advertising, selling, general and administrative expenses	68.9	89.7	(20.8)	(23)%
Amortization of intangibles	1.8	1.8	—	—%
Restructuring charges	1.7	4.8	(3.1)	(65)%
Goodwill and asset impairment charges	—	11.3	(11.3)	(100)%
Operating income	27.5	18.2	9.3	51%
Operating income margin	8.5%	4.4%		4.1	pts
Interest expense, net	15.7	16.8	(1.1)	(7)%
Equity in earnings of joint ventures	(1.3)	(1.9)	(0.6)	(32)%
Other expense, net	4.3	0.7	3.6	NM
Income tax expense	7.1	17.6	(10.5)	(60)%
Effective tax rate	NM	NM		NM
Income (loss) from continuing operations	1.7	(15.0)	16.7	111%
Loss from discontinued operations, net of income taxes	(0.4)	(17.7)	17.3	98%
Net income (loss)	1.3	(32.7)	34.0	104%

Net Sales

Net sales decreased $88.3 million, or 21%, to $322.5 million. The decline in sales was broad-based, and occurred principally in the U.S., Canada and Europe, driven by continued weak consumer demand and some market share loss As the U.S. dollar strengthened relative to the prior year, the unfavorable impact of foreign currency translation further reduced net sales by 3%, or $13.9 million. The decline in sales was partially offset by price increases in international markets to compensate for the adverse foreign currency effect on our cost of goods sold.

Cost of Products Sold

Cost of products sold includes all manufacturing, product sourcing and distribution costs, including depreciation related to assets used in the manufacturing and distribution process, inbound and outbound freight, shipping and handling costs, purchasing costs associated with materials and packaging used in the production processes. Cost of products sold decreased $62.4 million, or 22%, to $222.6 million. The principal portion of the reduction was volume driven followed by currency translation but also reflects increased commodity costs and higher costs of Asian sourced goods sold in international markets due to the strength of the U.S. dollar, partially offset by lower service fines and manufacturing efficiency improvements at our Booneville, Mississippi manufacturing and distribution facility.

In addition, certain other charges have been recorded within cost of products sold. These charges are incremental to the cost of the Company’s underlying restructuring actions and do not qualify as restructuring. These charges include redundant warehousing or storage costs during the transition to a new distribution center, equipment and other asset move costs, ongoing facility overhead and maintenance costs after exit, and employee retention incentives. For the three months ended September 30, 2009 and 2008, these charges totaled $0.8 million and $1.8 million, respectively.

Gross Profit

Management believes that gross profit margin provides enhanced shareholder appreciation of underlying profit drivers. Gross profit decreased $25.9 million, or 21%, to $99.9 million. Gross profit decreased due to the higher cost of products sold percentage as discussed above. Partially offsetting the decline were the benefits from product outsourcing savings, improved manufacturing efficiency at our Booneville facility and improved service from all of our distribution facilities resulting in reduced service fines from our customers together with other charges, as described above in the cost of products sold discussion, which were lower than the prior year period. Gross profit margin increased to 31.0% from 30.6%.

SG&A (Advertising, selling, general and administrative expenses)

Advertising, selling, general and administrative expenses (SG&A) include advertising, marketing, selling (including commissions), research and development, customer service, depreciation related to assets outside the manufacturing and distribution processes and all other general and administrative expenses outside the manufacturing and distribution functions (e.g., finance, human resources, information technology, etc.). SG&A decreased $20.8 million, or 23%, to $68.9 million, with favorable currency translation contributing $2.8 million of the decline. As a percentage of sales, SG&A improved to 21.4% from 21.8% reflecting cost reduction initiatives that exceeded the rate of sales decline. These included reduced marketing and discretionary expenditures, cost savings associated with headcount reductions and business integration activities and the suspension of certain retirement benefits for U.S. based employees, partially offset by expenses accrued to refund the December 2008 unpaid furlough to certain U.S. based employees.

In addition, certain other charges have been recorded within SG&A. These charges are incremental to the cost of the Company’s underlying restructuring actions but do not qualify as restructuring. These charges include redundant costs during the transition to a new location, asset move costs, ongoing facility overhead and maintenance costs after exit, gains on the sale of exited facilities and employee retention incentives. For the three months ended September 30, 2009 and 2008, these charges totaled $0.3 million and income of $1.4 million, respectively. Included within these results, in the third quarter of 2008, the Company recognized $2.4 million of net gains on the sale of three properties.

Operating Income

Operating income increased $9.3 million, or 51%, to $27.5 million, and as a percentage of sales to 8.5% from 4.4%. The increase in operating income was driven by the benefits from cost reductions including lower payroll costs as well as a net year over year decrease of $11.3 million in goodwill and trade name impairment charges, partially offset by lower sales volume.

Interest Expense, Equity in Earnings of Joint Ventures and Other Expense

Interest expense was $15.7 million compared to $16.8 million in the prior-year quarter. The decline resulted from prior lower average debt balances, partially offset by higher floating interest rates, amortization of fees associated with amending our senior secured credit facility and $0.1 million of expense relating to the Company’s cross-currency swap due to hedging ineffectiveness compared to $0.4 million in the prior-year quarter.

Equity in earnings of joint ventures decreased $0.6 million to $1.3 million reflecting lower income from our unconsolidated joint ventures compared to the prior-year quarter. The decrease reflects the economic slowdown, higher borrowing costs associated with a business acquisition and adverse foreign currency translation.

Other expense was $4.3 million compared to $0.7 million of expense in the prior-year quarter. In connection with the refinancing transactions that occurred in September 2009, the Company recorded a $9.1 million loss on the early extinguishment of debt associated with the repayment of $403.0 million of borrowings outstanding under its senior secured credit agreements and accounts receivable securitization facility, partially offset by a $4.9 million gain on the early extinguishment of debt in connection with the repurchase of $29.1 million of Senior Subordinated Notes. See Note 10, Long-term debt and Short-term borrowings, in the Notes to Condensed Consolidated Financial Statements for a further discussion on the Company’s refinancing transactions. During the third quarter of 2008, the Company recorded a $0.6 million gain from the early extinguishment of debt upon the redemption of $4.0 million of its outstanding Senior Subordinated Notes.

Income Taxes

For the quarter ended September 30, 2009, the Company recorded income tax expense of $7.1 million on income before taxes of $8.8 million. This compares to income tax expense of $17.6 million on income before taxes of $2.6 million in the prior year period. The higher than expected effective tax rate for 2009 is due to operating losses in a number of countries where valuation reserves are recorded against future tax benefits. During the quarter ended September 30, 2008, the Company increased its valuation allowance by $11.0 million on domestic state deferred tax assets and tax loss carryforwards.

Income (Loss) from Continuing Operations

Income from continuing operations was $1.7 million, or $0.03 per diluted share, compared to a loss of $15.0 million, or $0.28 per diluted share in the prior-year quarter.

Loss from Discontinued Operations

During the third quarter of 2009, the Company recorded charges of $0.4 million ($0.4 million after-tax) related to working capital adjustments associated with the disposition of its commercial print finishing business. Loss from discontinued operations was $0.4 million, or $0.01 per diluted share, compared to a loss of $17.7 million, or $0.33 per share, in the prior-year quarter, principally attributable to asset and goodwill impairment charges of $19.5 million.

The components of discontinued operations for the three months ended September 30, 2009 and 2008, are as follows:

(in millions of dollars)	2009	2008
Pre-tax loss	$—	$(20.0)
Benefit for income taxes	—	(2.3)
Loss on sale, net of tax	(0.4)	—

Loss from discontinued operations	$(0.4)	$(17.7)

Net Income (Loss)

Net income was $1.3 million, or $0.02 per diluted share, compared to a net loss of $32.7 million, or $0.60 per diluted share, in the prior-year quarter.

Segment Discussion

ACCO Brands Americas

Results

	Three Months Ended September 30,		Amount of Change
(in millions of dollars)	2009	2008	$	%
Net sales	$175.5	$222.7	$(47.2)	(21)%
Operating income	16.1	7.0	9.1	130%
Operating income margin	9.2%	3.1%		6.1	pts
Impairment, restructuring and other charges	0.3	10.3	(10.0)	(97)%

ACCO Brands Americas net sales decreased $47.2 million, or 21%, to $175.5 million. The decrease reflects volume declines in all markets driven by weak consumer demand. The unfavorable impact from foreign currency translation reduced sales by $4.7 million (2%) which was partially offset by the flow-through from price increases, mainly outside the United States. Back-to-school sales were in line with expectations – consistent with the overall decrease in retail sales.

ACCO Brands Americas operating income increased $9.1 million, to $16.1 million, and operating income margin increased to 9.2% from 3.1% in the prior year period. The increase was primarily the result of the prior year goodwill impairment charge of $6.8 million, lower commodity costs and other cost reductions including reduced marketing expenditures and headcount reductions, lower service fines and manufacturing efficiency improvements at our Booneville, Mississippi manufacturing and distribution facility, partially offset by lower sales volumes.

ACCO Brands International

Results

	Three Months Ended September 30,		Amount of Change
(in millions of dollars)	2009	2008	$	%
Net sales	$104.4	$132.1	$(27.7)	(21)%
Operating income	5.8	5.1	0.7	14%
Operating income margin	5.6%	3.9%		1.7	pts
Impairment, restructuring and other charges	2.0	6.1	(4.1)	(67)%

ACCO Brands International net sales decreased $27.7 million, or 21%, to $104.4 million. The decrease reflects volume declines in Europe driven by weak consumer demand. The unfavorable impact of foreign currency translation reduced net sales by $7.5 million (6%), partially offset by the flow-through from price increases. Europe remains a weak market while Australia is beginning to experience the start of a recovery.

ACCO Brands International operating income increased $0.7 million to $5.8 million and operating income margin increased to 5.6% from 3.9% in the prior year period. The increase in operating income was primarily the result of lower impairment, restructuring and other charges, the benefit of price increases as well as cost savings associated with headcount and business integration activities, partially offset by lower sales volumes and higher Asian sourced costs due to the relative strength of the U.S. dollar.

Computer Products Group

Results

	Three Months Ended September 30,		Amount of Change
(in millions of dollars)	2009	2008	$	%
Net sales	$42.6	$56.0	$(13.4)	(24)%
Operating income	10.1	11.0	(0.9)	(8)%
Operating income margin	23.7%	19.6%		4.1	pts
Impairment, restructuring and other charges	0.5	—	0.5	NM

Computer Products net sales decreased $13.4 million, or 24%, to $42.6 million. The decrease in sales was primarily due to lower sales volumes from weak demand, particularly in the United States and the United Kingdom. The unfavorable currency translation reduced sales by $1.7 million (3%). Contributing to the decline in the United States was the loss of Circuit City (7%) as a major customer as a result of its bankruptcy.

Operating income decreased $0.9 million, or 8%, to $10.1 million, while operating income margin increased to 23.7% from 19.6%. The decrease in operating income was principally due to lower sales volumes and a modest level of restructuring and other charges, partially offset by other cost-reductions including lower marketing, legal and other discretionary expenditures. The improvement in operating margin resulted from the substantial reductions in advertising, selling, general and administrative expenses together with a $1.1 million gain on liquidation of reworked inventory returns from Circuit City.

Nine Months Ended September 30, 2009 versus September 30, 2008

Results

The following table presents the Company’s results for the nine months ended September 30, 2009 and 2008, respectively.

	Nine Months Ended September 30,		Amount of Change
(in millions of dollars)	2009	2008	$	%
Net sales	$919.7	$1,224.8	$(305.1)	(25)%
Cost of products sold	648.9	853.3	(204.4)	(24)%
Gross profit	270.8	371.5	(100.7)	(27)%
Gross profit margin	29.4%	30.3%		(0.9	) pts
Advertising, selling, general and administrative expenses	197.9	287.8	(89.9)	(31)%
Amortization of intangibles	5.4	5.7	(0.3)	(5)%
Restructuring charges	13.8	12.0	1.8	15%
Goodwill and asset impairment charges	1.8	25.4	(23.6)	(93)%
Operating income	51.9	40.6	11.3	28%
Operating income margin	5.6%	3.3%		2.3	pts
Interest expense, net	47.6	48.7	(1.1)	(2)%
Equity in earnings of joint ventures	(2.0)	(5.4)	(3.4)	(63)%
Other expense, net	5.8	2.6	3.2	123%
Income tax expense	119.2	17.6	101.6	NM
Effective tax rate	NM	NM		NM
Loss from continuing operations	(118.7)	(22.9)	(95.8)	NM
Loss from discontinued operations, net of income taxes	(8.4)	(58.3)	49.9	86%
Net loss	(127.1)	(81.2)	(45.9)	(57)%

Net Sales

Net sales decreased $305.1 million, or 25%, to $919.7 million. The decline in sales was broad-based and occurred in every business unit, driven mainly by weak consumer demand and further impacted by related customer inventory reductions. The unfavorable impact of foreign currency translation reduced net sales by $82.2 million (7%). The decline in sales was partially offset by price increases in international markets which offset the adverse foreign currency effect on our Asian sourced cost of goods sold in international markets.

Cost of Products Sold

Cost of products sold includes all manufacturing, product sourcing and distribution costs, including depreciation related to assets used in the manufacturing and distribution process, inbound and outbound freight, shipping and handling costs, purchasing costs associated with materials and packaging used in the production processes and distribution costs. Cost of products sold decreased $204.4 million, or 24%, to $648.9 million. The decrease principally reflects the decrease in volume and the decrease from currency translation, and also reflects increased cost of goods from commodity costs and adverse foreign currency effect on our Asian sourced cost of goods sold in international markets.

In addition, certain other charges have been recorded within cost of products sold. These charges are incremental to the cost of the Company’s underlying restructuring actions but do not qualify as restructuring. These charges include redundant warehousing or storage costs during the transition to a new distribution center, equipment and other asset move costs, ongoing facility overhead and maintenance costs after exit, and employee retention incentives. For the nine months ended September 30, 2009 and 2008, these charges totaled $2.5 million and $6.9 million, respectively.

Gross Profit

Gross profit decreased $100.7 million, or 27%, to $270.8 million. Gross profit decreased principally due to lower sales volume, adverse product-mix trends and higher inventory costs as well as currency translation which adversely impacted gross profit by $26.9 million. Partially offsetting the decline were the benefits from product outsourcing savings and improved manufacturing and distribution efficiency at our Booneville, Mississippi facility and other charges (as described above) that were lower than the prior year. Gross profit margin decreased to 29.4% from 30.3% as the flow-through from price increases did not fully offset increased product costs.

SG&A (Advertising, selling, general and administrative expenses)

Advertising, selling, general and administrative expenses (SG&A) include advertising, marketing, selling (including commissions), research and development, customer service, depreciation related to assets outside the manufacturing and distribution processes and all other general and administrative expenses outside the manufacturing and distribution functions (e.g., finance, human resources, information technology, etc.). SG&A decreased $89.9 million, or 31%, to $197.9 million, with favorable currency translation contributing $16.4 million, or 18% of the decline. As a percentage of sales, SG&A improved to 21.5% from 23.5% reflecting cost reduction initiatives which included reducing marketing and discretionary expenditures, temporary pay reductions for U.S. based employees (which ended at the conclusion of the second quarter) and voluntary unpaid leave in Europe.

In addition, certain other charges have been recorded within SG&A. These charges are incremental to the cost of the Company’s underlying restructuring actions and do not qualify as restructuring. These charges include redundant costs during the transition to a new location, asset move costs, ongoing facility overhead and maintenance costs after exit, gains on the sale of exited facilities and employee retention incentives. For the nine months ended September 30, 2009 and 2008, the Company recognized expense of $0.1 million and income of $1.5 million, respectively. Included within these results, in the second quarter of 2008, the Company recognized a $3.6 million gain on the sale of a manufacturing facility and in the third quarter of 2008, the Company recorded net gains of $2.4 million on the sale of three properties.

Operating Income

Operating income increased $11.3 million, or 28%, to $51.9 million, and as a percentage of sales to 5.6% from 3.3%. The increase in operating income was principally driven by lower marketing expenditures, the benefits from cost reductions including lower payroll costs as well a net year over year decrease of $23.6 million in goodwill and trade name impairment charges, offset in part by lower sales volume.

Interest Expense, Equity in Earnings of Joint Ventures and Other Expense

Interest expense decreased $1.1 million to $47.6 million reflecting lower average debt balances and $0.9 million of income relating to the Company’s cross-currency swap due to hedging ineffectiveness compared to expense of $1.2 million in the prior-year period, partially offset by higher floating interest rates and amortization of fees associated with amending our prior senior secured credit facility.

Equity in earnings of joint ventures decreased $3.4 million to $2.0 million reflecting lower income from our unconsolidated joint ventures compared to the prior-year period. The decrease reflects the economic slowdown, higher borrowing costs associated with a business acquisition and adverse foreign currency translation.

Other expense was $5.8 million in the current year, compared to $2.6 million in the prior-year period. In connection with the refinancing transactions that occurred in September 2009, the Company recorded a $9.1 million loss on the early extinguishment of debt associated with the repayment of $403.0 million of borrowings outstanding under its senior secured credit agreements and accounts receivable securitization facility, partially offset by a $4.9 million gain on the early extinguishment of debt in connection with the repurchase of $29.1 million of Senior Subordinated Notes. See Note 10, Long-term debt and Short-term borrowings, in the Notes to Condensed Consolidated Financial Statements for a further discussion on the Company’s refinancing transactions. During the first nine months of 2008, the Company purchased $14.1 million of its outstanding Senior Subordinated Notes resulting in gains of $2.0 million on the early extinguishment of debt.

Income Taxes

For the nine months ended September 30, 2009, the Company recorded income tax expense of $119.2 million on income before taxes of $0.5 million. This compares to income tax expense of $17.6 million on a loss before taxes of $5.3 million in the prior year period. During the second quarter of 2009, the Company recorded a non-cash charge of $108.1 million to establish a valuation allowance on its U.S. deferred tax assets. Income tax expense for the nine months ended September 30, 2008 was principally due to the $25.4 million impairment of goodwill which is not tax deductible. In addition, the Company increased its valuation allowance by $11.0 million on domestic state deferred tax assets and tax loss carryforwards.

Loss from Continuing Operations

Loss from continuing operations was $118.7 million, or $2.18 per diluted share, compared to $22.9 million, or $0.42 per diluted share, in the prior-year period. The increase was driven by the valuation allowance and lower sales volume, partially offset by cost reductions.

Loss from Discontinued Operations

Loss from discontinued operations was $8.4 million, or $0.15 per diluted share, compared to $58.3 million, or $1.08 per share, in the prior-year period. In the first quarter of 2009 the Company recorded an additional charge of $3.3 million ($1.8 million after-tax) to reflect a change in the estimate of the fair value less the cost to dispose of its commercial print finishing business. In June 2009, the Company completed the sale of its commercial print finishing business for final proceeds of $16.2 million, after final working capital adjustments made during the third quarter. As a result of the adjustments, the Company received net cash proceeds of $12.5 million and a $3.65 million note due from the buyer payable in installments of $1.325 million in June, 2011 and $2.325 million in June, 2012. Interest on the unpaid balance is payable at the rate of 4.9 percent per annum. The sale resulted in a pretax gain of $0.8 million ($0.6 million after-tax). The gain on sale includes a pretax pension curtailment gain of $0.5 million. During the nine months ended September 30, 2008, the Company recorded $67.8 million of goodwill and asset impairment charges. Included in this amount is a charge to goodwill of $35.1 million, property, plant and equipment of $22.2 million and identifiable intangible assets of $10.5 million. For a further discussion of the Company’s discontinued operations see Note 9, Discontinued Operations.

The components of discontinued operations for the nine months ended September 30, 2009 and 2008, are as follows:

(in millions of dollars)	2009	2008
Pre-tax income (loss)	$(8.8)	$(69.3)
Provision (benefit) for income taxes	0.2	(11.0)
Gain on sale, net of tax	0.6	—

Income (loss) from discontinued operations	$(8.4)	$(58.3)

Net Loss

Net loss was $127.1 million, or $2.33 per diluted share, compared to $81.2 million, or $1.50 per diluted share, in the prior-year period.

Segment Discussion

ACCO Brands Americas

Results

	Nine Months Ended September 30,		Amount of Change
(in millions of dollars)	2009	2008	$	%
Net sales	$495.2	$635.0	$(139.8)	(22)%
Operating income	27.9	4.6	23.3	NM
Operating income margin	5.6%	0.7%		4.9	pts
Impairment, restructuring and other charges	4.7	26.6	(21.9)	(82)%

ACCO Brands Americas net sales decreased $139.8 million, or 22%, to $495.2 million. The decrease reflects volume declines in all markets driven by weak consumer demand and related customer inventory reductions. Demand has been lower in direct and commercial channels than at retail. Further contributing to the decline in net sales was $19.7 million of foreign currency translation which accounts for 3% of the overall sales decline, partially offset by the flow-through from price increases, mainly outside the United States.

ACCO Brands Americas operating income increased $23.3 million to $27.9 million and operating income margin increased to 5.6% from 0.7% in the prior year period. The increase was primarily the result of the prior year goodwill impairment charge of $16.7 million, reduced restructuring and other charges and other cost reductions, including reduced marketing expenditures, headcount reductions, temporary salary reductions in the first two quarters, partially offset by lower sales volumes and commodity cost increases.

ACCO Brands International

Results

	Nine Months Ended September 30,		Amount of Change
(in millions of dollars)	2009	2008	$	%
Net sales	$307.4	$431.0	$(123.6)	(29)%
Operating income	12.6	25.7	(13.1)	(51)%
Operating income margin	4.1%	6.0%		(1.9	)pts
Impairment, restructuring and other charges	11.2	14.5	(3.3)	(23)%

ACCO Brands International net sales decreased $123.6 million, or 29%, to $307.4 million. The decrease reflects volume declines, principally in Europe, driven by weak consumer demand and related customer inventory reductions. In addition, the unfavorable impact of foreign currency translation reduced net sales by 12%, or $52.9 million. These items were partially offset by the flow-through from price increases.

ACCO Brands International operating income decreased $13.1 million, or 51%, to $12.6 million, and operating income margin decreased to 4.1% from 6.0%. The decline in operating income was primarily the result of lower sales volumes and higher Asian sourced costs due to the relative strength of the U.S. dollar, partially offset by the prior year goodwill impairment charge of $8.7 million, price increases and other cost savings associated with reduced selling and marketing expenditures, headcount, and business integration activities.

Computer Products Group

Results

	Nine Months Ended September 30,		Amount of Change
(in millions of dollars)	2009	2008	$	%
Net sales	$117.1	$158.8	$(41.7)	(26)%
Operating income	22.8	27.9	(5.1)	(18)%
Operating income margin	19.5%	17.6%		1.9	pts
Impairment, restructuring and other charges	2.3	1.6	0.7	44%

Computer Products net sales decreased $41.7 million, or 26%, to $117.1 million. The decrease in sales was primarily due to lower sales volumes from weak demand, particularly in the United States and the United Kingdom, as well as $9.6 million of unfavorable currency translation that accounted for 6% of the total sales decline. Contributing to the decline in the United States was the loss of Circuit City as a major customer as a result of its bankruptcy which accounted for 7% of the decline.

Operating income decreased $5.1 million, or 18%, to $22.8 million, while operating income margin increased to 19.5% from 17.6%. The decrease in operating income was principally due to lower sales volumes and $0.8 million of income from a royalty settlement in the prior-year, higher restructuring and other charges, partially offset by other cost-reductions including reduced marketing, legal and other discretionary expenditures, and temporary salary reductions. The improvement in operating margin resulted from the substantial reductions in advertising, selling, general and administrative expenses.

Liquidity and Capital Resources

Our primary liquidity needs are to fund capital expenditures, service indebtedness and support working capital requirements. Our principal sources of liquidity are cash flows from operating activities and borrowings under our ABL Facility. Based upon our current business projections, management believes the Company maintains adequate financing arrangements to fund these activities for the foreseeable future.

Recent Events - Refinancing Transactions

On September 30, 2009, the Company issued $460.0 million aggregate principal amount of its Senior Secured Notes, and entered into a four-year senior secured ABL facility providing for borrowings of up to $175.0 million subject to borrowing base limitations including a $40 million sub-limit for letters of credit and an optional $50 million accordion feature. Initial borrowings under the ABL Facility were $16.1 million. These funds together with the $453.1 million in net proceeds from the issuance of the Senior Secured Notes were used to (i) repay all outstanding borrowings under and terminate the Company’s prior senior secured credit agreements, (ii) repay all outstanding borrowings under and terminate the Company’s accounts receivable securitization program, (iii) terminate the Company’s cross-currency swap agreement, (iv) repurchase approximately $29.1 million aggregate principal amount of its Senior Subordinated Notes due August 15, 2015 and (v) pay the fees, expenses and other costs related to such transactions.

The repayment of borrowings outstanding under the Company’s prior senior secured credit agreements consisted of the following:

•	Repayment of $247.0 million of principal and accrued interest under its $400.0 million senior secured U.S. dollar term loan facility;

•	Repayment of $36.5 million of principal and accrued interest under its £63.6 million sterling term loan facility;

•	Repayment of $35.7 million of principal and accrued interest under its €68.2 million euro term loan facility; and

•	Repayment of $24.4 million of principal and accrued interest under its $130.0 million U.S. dollar revolving credit facility.

The repayment of $340.2 million of borrowings outstanding under the Company’s prior senior secured credit agreements resulted in a pretax loss of $8.9 million on the early extinguishment of debt and included the write-off of amendment fees and issuance costs associated with those agreements. The loss on the early extinguishment of debt is included in Other expense, net in the condensed consolidated statements of operations.

On September 30, 2009, the Company terminated its cross-currency swap agreement. The termination of the cross-currency swap resulted in payments of $40.9 million to counterparties representing the fair market value of the cross-currency swap on the termination date.

The repayment of $62.8 million of borrowings outstanding under and termination of the Company’s accounts receivable securitization program resulted in a pretax loss of $0.2 million on the early extinguishment of debt and included the write-off of issuance costs associated with the accounts receivable securitization program. The loss on the early extinguishment of debt is included in Other expense, net in the condensed consolidated statements of operations.

On September 30, 2009, the Company repurchased $29.1 million of outstanding Senior Subordinated Notes for a purchase price of $24.2 million which resulted in a pretax gain of $4.9 million on the early extinguishment of debt and is included in Other expense, net in the condensed consolidated statements of operations.

Debt issuance costs of $20.9 million in connection with the refinancing transactions were deferred and will be amortized using the effective interest method over the terms of the Senior Secured Notes and ABL Facility.

See Note 10, Long-term debt and Short-term borrowings, in the Notes to Condensed Consolidated Financial Statements for a further discussion on the Company’s refinancing transactions.

Cash Flow from Operating Activities

Cash provided by operating activities was $30.8 million and $7.7 million for the nine months ended September 30, 2009 and 2008, respectively. Net loss in 2009 was $127.1 million compared to a net loss of $81.2 million in 2008. Non-cash adjustments to net loss were $45.5 million in 2009, compared to $128.8 million in 2008, on a pre-tax basis. In addition, 2009 includes a $108.1 million non-cash charge related to the impairment of U.S. deferred tax assets. The increase in cash provided by operations was attributable to:

•	lower levels of inventory resulting from lower sales volumes and improved inventory management; and

•	lower payments of customer incentives due to volume declines in the business.

These items were partially offset by a decrease in cash provided by accounts receivable collections, which was less than the prior year due to comparatively weaker sales.

Cash Flow from Investing Activities

Cash used by investing activities was $0.5 million and $17.0 million for the nine months ended September 30, 2009 and 2008, respectively. Gross capital expenditures were $7.7 million and $38.9 million for the nine months ended September 30, 2009 and 2008, respectively. The decrease was driven by the completion of distribution facility and information technology projects in the prior year, as well as planned reductions in spending in the current year. The sale of discontinued operations during the second quarter of 2009 generated net cash proceeds of $10.3 million to date, net of selling costs. Additional cash proceeds of $3.75 million and additional costs associated with the sale of approximately $5.0 million, are expected to be paid at a future date. Activity in 2008 included $21.9 million of net proceeds, primarily from the sale of four former manufacturing and administrative facilities.

Cash Flow from Financing Activities

Cash used by financing activities was $26.7 million for the nine months ended September 30, 2009, compared to the $3.2 million of cash provided in the 2008 period. The increase in cash used by financing activities was entirely driven by the refinancing transactions described above, including $40.8 million associated with the settlement of our Euro debt cross-currency swap, and $19.1 million of debt issuance payments. See Note 10, Long-term debt and Short-term borrowings, for a further discussion on the Company’s refinancing transactions.

Capitalization

Total debt at September 30, 2009 was $741.7 million. The ratio of debt to stockholders’ deficit at September 30, 2009 was not meaningful.

Loan Covenants

The indentures governing the newly issued Senior Secured Notes and existing Senior Subordinated Notes do not contain financial performance covenants. However, these indentures do contain restrictions including, among other things, ACCO Brands’ ability and the ability of ACCO Brands’ restricted subsidiaries to, subject to certain exceptions, incur additional indebtedness, create liens, pay dividends, make certain investments, enter into certain types of transactions with affiliates and provide for limitations on any restricted subsidiary’s ability to pay dividends, make loans, or transfer assets to ACCO Brands or other restricted subsidiaries. Additionally, the Company is restricted from spending more than $25.0 million to redeem its Senior Subordinated Notes until its Senior Secured leverage is below 2.5 times.

The ABL Facility contains customary terms and conditions, including limitations on liens and indebtedness, asset sales, and intercompany transactions. A springing fixed charge financial covenant of 1.10:1.0 will be triggered if the excess availability under the ABL Facility falls below $20.0 million or 15% of total commitments. The ABL Facility also contains cash dominion provisions that apply in the event that the Company’s excess availability fails to meet certain thresholds. Further, it limits the ability of the Company to repurchase Senior Subordinated Notes while the facility is utilized.

The Senior Secured Notes, Senior Subordinated Notes and the ABL Facility contain customary events of default, including payment default, breach of representation and warranties, covenant defaults, cross-defaults and cross-accelerations, certain bankruptcy or insolvency events, judgment defaults, certain ERISA-related events, changes in control or ownership and invalidity of any collateral or guarantee or other document. Any inability to pay interest on, or principal of, our outstanding debt as it becomes due could result in an event of default under any of the agreements governing any of our debt obligations, in which case our lenders could elect to declare all amounts outstanding to be immediately due and payable. If the lenders accelerate the payment of any of our indebtedness, our assets may not be sufficient to repay in full such indebtedness and any other indebtedness that would become due as a result of such acceleration and, if we were unable to obtain replacement financing or any such replacement financing was on terms that were less favorable than the indebtedness being replaced, our liquidity and results of operations would be materially and adversely affected.

Compliance with Loan Covenants

Based on our borrowing base, as of September 30, 2009, the amount available for borrowings under the Company’s ABL Facility was $140.6 million (allowing for $18.3 million of letters of credit outstanding on that date). The Company’s ABL Facility would not be affected by a change in its credit rating.

As of and for the period ended September 30, 2009, the Company was in compliance with all applicable loan covenants.

Accounts Receivable Securitization Facility

In January, 2008, the Company entered into a three-year accounts receivable program with a financial institution. As part of the Refinancing Transactions, the Company repaid all outstanding borrowings under the accounts receivable securitization facility and then terminated the facility. The repayment and termination of $62.8 million of borrowings outstanding under the Company’s accounts receivable securitization program resulted in a pretax loss of $0.2 million on the early extinguishment of debt and included the write-off of issuance costs associated with the accounts receivable securitization program. The loss on the early extinguishment of debt is included in Other expense, net in the condensed consolidated statements of operations.

Adequacy of Liquidity Sources

The Company is subject to credit risk, relative to the ability of counterparties to meet their contractual payment obligations or the potential non-performance of counterparties to deliver contracted commodities or services at the contracted price. The impact of the current global recession and restricted credit markets on our suppliers and customers is also unpredictable, outside of our control and may create additional risks for us, both directly and indirectly. The inability of suppliers to access financing or the insolvency of one or more of our suppliers could lead to disruptions in our supply chain, which could adversely impact our sales and/or increase our costs. Our suppliers may require us to pay cash in advance or obtain letters of credit for their benefit as a condition to selling us their products and services. A number of retailers have recently sought bankruptcy protection. If one or more of our principal customers were to file for bankruptcy, our sales could be adversely impacted and our ability to collect outstanding accounts receivable from any such customer could be limited. Any of these risks and uncertainties could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Based on its 2009 business plan and latest forecasts, the Company believes that cash flow from operations and other sources of liquidity, including borrowings under our ABL Facility will be adequate to support requirements for working capital, capital expenditures and service indebtedness for the foreseeable future. Our future operating performance is dependent on many factors, some of which are beyond our control, including prevailing economic, financial and industry conditions. Sales of our products have declined due to the current global recession and restricted credit markets, which have adversely impacted our customers’ commercial spending. Any increase in the sales of our products is primarily dependent on recovery and growth in the commercial, business-to-business sector of the economy. If global economic conditions deteriorate and further adversely impact commercial spending, our sales could continue to decline or become increasingly concentrated in lower margin products, and our business, financial condition, results of operations or cash flows could be materially adversely affected.

Our operating performance and ability to comply with covenants under our borrowing arrangements are dependent on our continued ability to access funds under our credit and loan agreements, including under our new ABL Facility, and from cash on hand, maintain sales volumes, drive profitable growth, realize cost savings and generate cash from operations. The financial institutions that fund our new ABL Facility are also being impacted by the volatility in the credit markets, and if one or more of them cannot fulfill our revolving credit requests, our operations may be adversely impacted. If our revolving credit is unavailable due to a lender not being able to fund requested amounts, or because we have not maintained compliance with our covenants, or we do not meet our sales or growth initiatives within the time frame we expect, our cash flow could be materially adversely impacted. A material decrease in our cash flow could cause us to fail to meet our obligations under our credit and loan agreements. A default under our credit or loan agreements could restrict or terminate our access to borrowings and materially impair our ability to meet our obligations as they come due. If we do not comply with any of our covenants and thereafter we do not obtain a waiver or amendment that otherwise addresses that non-compliance, our lenders may accelerate payment of all amounts outstanding under the affected borrowing arrangements, which amounts would immediately become due and payable, together with accrued interest. Such an acceleration would cause a default under the indentures governing the Senior Secured Notes and the Senior Subordinated Notes and

other agreements that provide us with access to funding. Any one or more defaults, or our inability to generate sufficient cash flow from our operations in the future to service our indebtedness and meet our other needs, may require us to refinance all or a portion of our existing indebtedness or obtain additional financing or reduce expenditures that we deem necessary to our business. There can be no assurance that any refinancing of this kind would be possible or that any additional financing could be obtained. The inability to obtain additional financing could have a material adverse effect on our financial condition and on our ability to meet our obligations to noteholders.

Our cash flows from operating activities are dependent upon a number of factors that affect our sales, including demand, pricing and competition. Historically, key drivers of demand in the office products industry have included economic conditions generally, and specifically trends in gross domestic product (GDP) which affects business confidence and the propensity to purchase consumer durables, white collar employment levels, and growth in the number of small businesses and home offices together with increasing usage of personal computers. Pricing and demand levels for office products have also reflected a substantial consolidation within the global resellers of office products. Those resellers are our principal customers. This consolidation has led to increased pricing pressure on suppliers and a more efficient level of asset utilization by customers, resulting in lower sales volumes and higher costs from more frequent small orders for suppliers of office products. We sell products in highly competitive markets, and compete against large international and national companies, regional competitors and against our own customers’ direct and private-label sourcing initiatives.

Contractual Obligations

On September 30, 2009, the Company issued an aggregate principal amount of $460.0 million of 10.625% senior secured notes (the “Senior Secured Notes”), due March 15, 2015 and entered into a four-year senior secured asset-based revolving credit facility providing for borrowings of up to $175.0 million subject to borrowing base limitations (the “ABL Facility”). Initial borrowings under the ABL Facility were $16.1 million. These funds together with the $453.1 million in net proceeds the Company received from the issuance of the Senior Secured Notes were used to (i) repay all outstanding borrowings under the Company’s prior senior secured credit agreements, (ii) repay all outstanding borrowings and terminate the Company’s accounts receivable securitization program, (iii) terminate the Company’s cross-currency swap agreement, (iv) repurchase a portion of the Senior Subordinated Notes and to (v) pay the fees, expenses and other costs related to such transactions.

Interest rates under the ABL Facility are based on the London Interbank Offered Rate (LIBOR). Pricing is subject to quarterly adjustment based on the average availability under the ABL Facility during the prior quarter. The range of borrowing costs under the pricing grid is LIBOR plus 3.75% to LIBOR plus 4.25% with a LIBOR rate floor of 1.50%. The Company is required to pay a quarterly commitment fee on the unused portion of the ABL facility ranging from 0.5% to 1.0%.

See Note 10, Long-term debt and Short-term borrowings, for a further discussion on the Company’s refinancing transactions.

As of September 30, 2009, except for the refinancing transactions described above, there have been no material changes outside the normal course of business in the contractual obligations disclosed in Item 7 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, under the caption “Off-Balance Sheet Arrangements and Contractual Financial Obligations”.

The following table updates our “Notes payable and long-term debt” and “Interest on long-term debt” obligations in the previously reported Off-Balance Sheet Arrangements and Contractual Financial Obligations table, to reflect the refinancing transactions as described above.

	Total	Remainder of 2009	2010 - 2011	2012 - 2013	Thereafter
(in millions of dollars)
Contractual obligations
Notes payable and long-term debt	$741.7	$16.6	$0.3	$0.2	$724.6
Interest on long-term debt	389.3	17.4	139.2	139.2	93.5

Forward-Looking Statements

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report contain, and other periodic reports and press releases of the Company may contain, certain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. These forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “will,” “believe,” “expect,” “intend,” “anticipate,” “estimate,” “forecast,” “project,” “plan,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Because actual results may differ from those predicted by such forward-looking statements, you should not rely on such forward-looking statements when deciding whether to buy, sell or hold the Company’s securities. The Company undertakes no obligation to update these forward-looking statements in the future. Among the factors that could cause plans, actions and results to differ materially from current expectations are: fluctuations in cost and availability of raw materials; competition within the markets in which the Company operates; the effects of both general and extraordinary economic, political and social conditions, including continued volatility and disruption in the capital and credit markets; the dependence of the Company on certain suppliers of manufactured products; the effect of consolidation in the office products industry; the liquidity and solvency of our major customers; our continued ability to access the capital and credit markets; the risk that targeted cost savings and synergies from previous business combinations may not be fully realized or take longer to realize than expected; future goodwill and/or impairment charges; foreign exchange rate fluctuations; the development, introduction and acceptance of new products; the degree to which higher raw material costs, and freight and distribution costs, can be passed on to customers through selling price increases and the effect on sales volumes as a result thereof; increases in health care, pension and other employee welfare costs; as well as other risks and uncertainties detailed from time to time in the Company’s SEC filings.

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

Interest Rate Risk Management

On September 30, 2009, the Company issued $460.0 million aggregate principal amount of Senior Secured Notes, and entered into a $175.0 million ABL Facility. Initial borrowings under the ABL Facility were $16.1 million. These funds together with the $453.1 million in net proceeds the Company received from the issuance of the Senior Secured Notes were used to repay $343.6 million of borrowings outstanding and accrued interest on the Company’s prior senior secured credit agreements, repay $62.8 million of borrowings outstanding and accrued interest under the Company’s accounts receivable securitization program, pay $40.9 million to terminate the Company’s euro/dollar currency swap facility, repurchase $29.1 million of our Senior Subordinated Notes and to pay $20.9 million of debt issuance costs related to the Senior Secured Notes and ABL Facility. As a result the Company now primarily has fixed interest rates with the exception of the ABL facility.

Our Senior Secured Notes and Senior Subordinated Notes have fixed interest rates and, accordingly, are not exposed to market risk resulting from changes in interest rates. However, the fair market value of our long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. In addition, fair market values will also reflect the credit markets’ view of credit risk spreads. These interest rate changes may affect the fair market value of the fixed interest rate debt but do not impact our earnings or cash flows but will impact any repurchases of these notes.

Interest rates under the ABL Facility are based on the London Interbank Offered Rate (LIBOR). Pricing is subject to quarterly adjustment based on the average availability under the ABL Facility during the prior quarter. The range of borrowing costs under the pricing grid is LIBOR plus 3.75% to LIBOR plus 4.25% with a LIBOR rate floor of 1.50%. The Company is required to pay a quarterly commitment fee on the unused portion of the ABL facility ranging from 0.5% to 1.0%.

The table below provides information about our financial instruments that are sensitive to changes in interest rates. The debt obligations present significant principal cash flows and related weighted-average interest rates by expected maturity dates using interest rates and interest rate spreads in effect as of September 30, 2009.

Debt Obligations

	Stated Maturity Date							Fair
	2009	2010	2011	2012	2013	Thereafter	Total	Value
(in millions)
Long term debt:
Fixed rate (U.S. dollars)	$—	$—	$—	$—	$—	$460.0	$460.0	$487.6
Senior Secured Notes (U.S. dollars)
Average fixed interest rate	10.63%	10.63%	10.63%	10.63%	10.63%	10.63%	10.63%
Senior Subordinated Notes (U.S. dollars)	$—	$—	$—	$—	$—	$271.3	$271.3	$242.8
Average fixed interest rate	7.63%	7.63%	7.63%	7.63%	7.63%	7.63%	7.63%

Variable rate:
ABL Facility
Variable rate (U.S. dollars)	$10.0	$—	$—	$—	$—	$—	$10.0	$10.0
Variable rate (British pounds)	$3.2	$—	$—	$—	$—	$—	$3.2	$3.2
Variable rate (Euros)	$2.9	$—	$—	$—	$—	$—	$2.9	$2.9
Average variable interest rate(1)	5.97%	—%	—%	—%	—%	—%	5.97%

(1)	Rates presented are as of September 30, 2009.

There has been no material change to Foreign Exchange Risk Management through the period ended September 30, 2009 or through the date of this report as disclosed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

(b) Changes in Internal Control Over Financial Reporting.

There has been no change in the Company’s internal control over financial reporting that occurred during the three month period ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A - Risk Factors in our annual report on Form 10-K for the year ended December 31, 2008 and our Quarterly Report on Form 10-Q for the three months ended June 30, 2009. The risk factors described in those reports could materially adversely affect our business, financial condition or future results. The risks described in those reports are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently consider immaterial also may materially adversely affect our business, financial condition and/or operating results. The following is an update to Item 1A – Risk Factors contained in our Form 10-K for the year ended December 31, 2008 and our Quarterly Report on Form 10-Q for the three months ended June 30, 2009.

Our substantial indebtedness, which has increased following the completion of the refinancing transactions in September 2009, may adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt, prevent us and the guarantors from meeting our respective obligations under the terms of our indebtedness and otherwise adversely affect our results of operations and financial condition.

We have a significant amount of indebtedness. This indebtedness could have negative consequences to us, such as:

•

requiring us to dedicate a substantial portion of our cash flow from operating activities to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, research and development efforts, potential strategic acquisitions and other general corporate purposes;

•	limiting our ability to obtain additional financing to fund growth, working capital or capital expenditures, or to fulfill debt service requirements or other cash requirements;

•	increasing our vulnerability to economic downturns and changing market conditions;

•	limiting our operational flexibility due to the covenants contained in our debt agreements;

•	placing us at a competitive disadvantage relative to competitors that have less debt;

•	to the extent that our debt is subject to floating interest rates, increasing our vulnerability to fluctuations in market interest rates; and

•	limiting our ability to buy back our stock or pay cash dividends.

The terms of the instruments governing our indebtedness contain financial and other restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. Our ability to meet our expenses and debt service obligations will depend on our future performance, which will be affected by financial, business, economic and other factors, including potential changes in customer preferences, the success of product and marketing innovation and pressure from competitors. If the sales decline we suffered in 2008 and in the first nine months of 2009 continues or accelerates, we may not be able to generate sufficient cash flow to pay our debt service obligations. If we are unable to meet our debt service obligations, we may be required to refinance all or part of our existing debt (potentially on unfavorable terms), sell important strategic assets at unfavorable prices or borrow more money. We may not be able to, at any given time, refinance our debt, sell assets or borrow more money on terms acceptable to us or at all.

Our failure to comply with certain restrictive debt covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debts.

Certain covenants we have made in connection with our indebtedness restrict our and our subsidiaries’ ability to, among other things, incur additional indebtedness, incur certain liens on our assets, issue preferred stock or certain disqualified stock, pay dividends on capital stock, make other restricted payments, including investments, sell our assets, and enter into consolidations or mergers or transactions with affiliates. Our new ABL Facility requires us in certain circumstances to maintain specified financial ratios and satisfy financial condition tests. Our ability to meet those financial ratios and tests and otherwise comply with our financial covenants may be affected by events beyond our control, and we may not be able to continue to meet those ratios, tests and covenants. Our ability to generate sufficient cash from operations to meet our debt obligations will depend upon our future operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control. A breach of any of these covenants, ratios, tests or restrictions, as applicable, or any inability to pay interest on, or principal of, our outstanding debt as it becomes due could result in an event of default under any of the agreements governing any of our debt obligations, in which case our lenders could elect to declare all amounts outstanding to be immediately due and payable. If the lenders accelerate the payment of any of our indebtedness, our assets may not be sufficient to repay in full such indebtedness and any other indebtedness that would become due as a result of such acceleration and, if we were unable to obtain replacement financing or any such replacement financing was on terms that were less favorable than the indebtedness being replaced, our liquidity and results of operations would be materially and adversely affected. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”.

We require a significant amount of cash to service our debt. Our ability to meet our cash requirements and service our debt will be impacted by many factors that are outside our control, including the current global recession and restricted credit markets.

Our future operating performance is dependent on many factors, some of which are beyond our control, including prevailing economic, financial and industry conditions. Sales of our products have recently declined due to the current global recession and restricted credit markets, which have adversely impacted our customers’ commercial spending. Any increase in the sales of our products is primarily dependent on recovery and growth in the commercial, business-to-business sector of the economy. If global economic conditions continue to adversely impact commercial spending, our sales could continue to decline or become increasingly concentrated in lower margin products, and our business, financial condition, results of operations or cash flows could be materially adversely affected.

The impact of the current global recession and restricted credit markets on our suppliers and customers is also unpredictable, outside of our control and may create additional risks for us, both directly and indirectly. The inability of suppliers to access financing or the insolvency of one or more of our suppliers could lead to disruptions in our supply chain, which could adversely impact our sales and/or increase our costs. Our suppliers may require us to pay cash in advance or obtain letters of credit for their benefit as a condition to selling us their products and services. A number of retailers have recently sought bankruptcy protection. If one or more of our principal customers were to file for bankruptcy, our sales could be adversely impacted and our ability to collect outstanding accounts receivable from any such customer could be limited. Any of these risks and uncertainties could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Our operating performance and ability to comply with covenants under our borrowing arrangements are dependent on our continued ability to access funds under our credit and loan agreements, including under our new asset-backed revolving credit facility, and from cash on hand, maintain sales volumes, drive profitable growth, realize cost savings and generate cash from operations. The financial institutions that fund our new asset-based revolving credit facility are also being impacted by the volatility in the credit markets, and if one or more of them cannot fulfill our revolving credit requests, our operations may be adversely impacted. If our revolving credit is unavailable due to a lender not being able to fund requested amounts, or because we have not maintained compliance with our covenants, or we do not meet our costs, sales or growth initiatives within the time frame we expect, our cash flow could be materially adversely impacted. A material decrease in our cash flow could cause us to fail to meet covenants under our credit and loan agreements. A default under our credit or loan agreements could restrict or terminate our access to borrowings and materially impair our ability to meet our obligations as they come due. If we do not comply with any of our covenants and thereafter we do not obtain a waiver or amendment that otherwise addresses that non-compliance, our lenders may accelerate payment of all amounts outstanding under the affected borrowing arrangements, which amounts would immediately become due and payable, together with accrued interest. Such an acceleration would cause a default under the indentures governing the notes and the existing senior subordinated notes and other agreements that provide us with access to funding. Any one or more defaults, or our inability to generate sufficient cash flow from our operations in the future to service our indebtedness and meet our other needs, may require us to refinance all or a portion of our existing indebtedness or obtain additional financing or reduce expenditures that we deem necessary to our business. There can be no assurance that any refinancing of this kind would be possible or that any additional financing could be obtained. The inability to obtain additional financing could have a material adverse effect on our financial condition and on our ability to meet our obligations to noteholders.

Restrictive covenants in the agreements that govern our indebtedness limit our ability to pursue our business strategies.

The agreements that govern our new indebtedness limit our ability, and the ability of our subsidiaries, among other things, to:

•	incur additional indebtedness;

•	pay dividends or make other distributions or repurchase or redeem our stock;

•	prepay, redeem or repurchase certain of our indebtedness;

•	make investments;

•	sell assets, including capital stock of restricted subsidiaries;

•	enter into agreements restricting our subsidiaries’ ability to pay dividends;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our or their assets;

•	enter into transactions with our affiliates;

•	designate subsidiaries as unrestricted subsidiaries; and

•	create or incur liens.

In addition, under our new ABL Facility, we will be required to maintain compliance with certain financial covenants. A breach of any of these restrictive or maintenance covenants could result in an event of default under the agreements that govern our indebtedness. If an event of default occurs, the holders of our debt may elect to declare all notes outstanding or borrowings, as applicable, together with accrued interest and other fees, to be immediately due and payable. The lenders under our new ABL Facility would also have the right in these circumstances to terminate any commitments they have to provide further borrowings. If we are unable to repay our indebtedness when due or declared due, the lenders under our new ABL Facility and, in certain cases, the holders of senior secured notes will also have the right to proceed against the collateral, including our available cash, granted to the collateral agent and the collateral trustee on their behalf to secure the indebtedness. If any of our indebtedness were to be accelerated, there can be no assurance that our assets would be sufficient to repay in full our secured indebtedness, including the senior secured notes, and we could be forced into bankruptcy or liquidation.

We expect the cost of servicing our indebtedness will increase as a result of the completion of the refinancing transactions.

After the completion of the Refinancing Transactions in September 2009, our indebtedness outstanding as of September 30, 2009 was $741.7 million. Our indebtedness outstanding as of June 30, 2009 was $724.5 million. As a result of the refinancing transactions, $401.2 million of our outstanding indebtedness as of June 30, 2009 has been refinanced with debt having a higher rate of interest. Accordingly, in addition to the increased amount of indebtedness, as a result of the completion of the refinancing transactions, the weighted average interest rate on our indebtedness will increase, and as a result, the cost of servicing our debt will increase.

Despite current indebtedness levels, we and our subsidiaries may still be able to incur substantially more debt. This could further exacerbate the risks associated with our substantial leverage.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future because the terms of the agreements that govern our indebtedness may permit us to do so, within certain limits. In addition, subject to covenant compliance and certain conditions, our new ABL Facility will permit borrowing of up to an additional $140.6 million as of September 30, 2009 resulting from the initial draw of $16.1 million the Company received in connection with the September 2009 refinancing transactions. If new indebtedness is added to our and our subsidiaries’ current debt levels, the related risks that we and they now face could intensify.

Failure to maintain our credit ratings could limit our access to the capital markets, adversely affect the cost and terms upon which we are able to obtain additional financing and negatively impact our business.

Although we believe existing cash, funds generated by operations and amounts available under our new ABL Facility will collectively provide adequate resources to fund our ongoing operating requirements, we may be required to seek additional financing to compete effectively in our market. In light of the current difficulties in the financial markets, there can be no assurance that we will be able to maintain our credit ratings. We have experienced downgrades in the past and may experience further downgrades. Failure to maintain our credit ratings could, among other things, limit our access to the capital markets and adversely affect the cost and terms upon which we are able to obtain additional financing, including any financing from our suppliers, which could negatively impact our business.

A credit rating is not a recommendation to buy, sell or hold any security and may be revised or withdrawn at any time by the issuing organization. Each credit rating should be evaluated independently of any other credit rating.

Any inability to secure, protect and maintain rights to intellectual property could harm our business.

We own and license many patents, trademarks, brand names and trade names that are, in the aggregate, important to our business. The loss of any individual patent or license may not be material to us taken as a whole, but the loss of a number of patents or licenses that represent principal portions of our business, or expenses related to defending or maintaining the patents or licenses, could have a material adverse effect on our business.

There can be no assurance that third parties will not assert significant intellectual property claims against us or that we will be able to successfully resolve such claims. We could also incur substantial costs to defend or pursue legal actions relating to the use of our intellectual property, which could have a material adverse effect on our business, results of operation or financial condition. Other parties may infringe or encroach on our intellectual property rights. If our brands become diluted, if our patents are infringed or if our competitors introduce brands and products that cause confusion with our brands in the marketplace, the value that our consumers associate with our brands may become diminished, which could negatively impact our sales. In addition, any such infringement of our intellectual property rights may also result in a significant commitment of our time and resources to protect these rights through litigation or otherwise. If third parties assert claims against our intellectual property rights and we are not able to successfully resolve those claims, we could lose our ability to use the technology, brand names or other intellectual property that were the subject of those claims, which, if such intellectual property is material to the operation of our business or our financial results, could have a material adverse effect on our business, financial condition and results from operations.

Certain of our patents covering products in the computer security category begin to expire in January 2012. We recognized approximately $7.4 million and $7.6 million in royalty revenue from these patents in the years ended December 31, 2007 and 2008, respectively and approximately $3.7 million for the nine months ended September 30, 2009. Once these patents expire, competitors will be able to legally utilize our technology and competition could increase, possibly resulting in the Company realizing lower gross margin for certain of our products. There can be no assurance that the royalty income we currently receive pursuant to license agreements covering the patents that will expire can be replaced, that, prior to expiration of the patents, we will create new proprietary intellectual property in the computer security product category, or that we will not experience a decline in gross profit margin on related products if new proprietary intellectual property is not developed.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Number	Description

4.1	Indenture, dated as of September 30, 2009, among the Company, the guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on October 6, 2009).

4.2	Registration Rights Agreement, dated as of September 30, 2009, among the Company, the Guarantors named therein and Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Banc of America Securities LLC, BMO Capital Markets Corp., SunTrust Robinson Humphrey, Inc., Barclays Capital Inc., CJS Securities, Inc. and Barrington Research Associates, Inc. (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on October 6, 2009).

4.3	Intercreditor Agreement, dated as of September 30, 2009 among ACCO Brands Corporation, the other Grantors from time to time party hereto, Deutsche Bank AG New York Branch, as Collateral Agent under the Syndicated Facility Agreement – ABL Revolving Facility, and U.S. Bank National Association, as Collateral Trustee under the Senior Secured Notes Indenture (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed on October 6, 2009).

4.4	Collateral Trust Agreement, dated as of September 30, 2009 among ACCO Brands Corporation, as Issuer, the Guarantors from time to time party hereto, U.S. Bank National Association, as Trustee under the Indenture, the other secured debt representatives from time to time party hereto and U.S. Bank National Association, as Collateral Trustee (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed on October 6, 2009).

4.5	Pledge Agreement among ACCO Brands Corporation, certain other subsidiaries of ACCO Brands Corporation from time to time party hereto and U.S. Bank National Association, as Collateral Trustee, dated as of September 30, 2009 (incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K filed on October 6, 2009).

4.6	Security Agreement among ACCO Brands Corporation, certain other subsidiaries of ACCO Brands Corporation from time to time party hereto and U.S. Bank National Association, as Collateral Trustee, dated as of September 30, 2009 (incorporated by reference to Exhibit 4.6 to the Current Report on Form 8-K filed on October 6, 2009).

10.1	Syndicated Facility Agreement – ABL Revolving Facility, dated as of September 30, 2009, among the Company, certain direct and indirect subsidiaries of the Company party thereto, Deutsche Bank AG New York Branch, as administrative agent for the secured parties and in such capacity, a co-collateral agent, Bank of America, N.A., and General Electric Capital Corporation, as co-collateral agents, and the other agents and lenders named therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 6, 2009).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

*	Filed herewith.
**	Furnished herewith.

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
Thomas P. O’Neill, Jr.
Senior Vice President, Finance and Accounting
(principal accounting officer)

October 28, 2009

EXHIBIT INDEX

Number	Description

4.1	Indenture, dated as of September 30, 2009, among the Company, the guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on October 6, 2009).

4.2	Registration Rights Agreement, dated as of September 30, 2009, among the Company, the Guarantors named therein and Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Banc of America Securities LLC, BMO Capital Markets Corp., SunTrust Robinson Humphrey, Inc., Barclays Capital Inc., CJS Securities, Inc. and Barrington Research Associates, Inc. (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on October 6, 2009).

4.3	Intercreditor Agreement, dated as of September 30, 2009 among ACCO Brands Corporation, the other Grantors from time to time party hereto, Deutsche Bank AG New York Branch, as Collateral Agent under the Syndicated Facility Agreement – ABL Revolving Facility, and U.S. Bank National Association, as Collateral Trustee under the Senior Secured Notes Indenture (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed on October 6, 2009).

4.4	Collateral Trust Agreement, dated as of September 30, 2009 among ACCO Brands Corporation, as Issuer, the Guarantors from time to time party hereto, U.S. Bank National Association, as Trustee under the Indenture, the other secured debt representatives from time to time party hereto and U.S. Bank National Association, as Collateral Trustee (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed on October 6, 2009).

4.5	Pledge Agreement among ACCO Brands Corporation, certain other subsidiaries of ACCO Brands Corporation from time to time party hereto and U.S. Bank National Association, as Collateral Trustee, dated as of September 30, 2009 (incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K filed on October 6, 2009).

4.6	Security Agreement among ACCO Brands Corporation, certain other subsidiaries of ACCO Brands Corporation from time to time party hereto and U.S. Bank National Association, as Collateral Trustee, dated as of September 30, 2009 (incorporated by reference to Exhibit 4.6 to the Current Report on Form 8-K filed on October 6, 2009).

10.1	Syndicated Facility Agreement – ABL Revolving Facility, dated as of September 30, 2009, among the Company, certain direct and indirect subsidiaries of the Company party thereto, Deutsche Bank AG New York Branch, as administrative agent for the secured parties and in such capacity, a co-collateral agent, Bank of America, N.A., and General Electric Capital Corporation, as co-collateral agents, and the other agents and lenders named therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 6, 2009).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

*	Filed herewith.
**	Furnished herewith.