Form 10-Q
period 2010-03-31
ACCO BRANDS CORP
filed 2010-05-07
CIK 712034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

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

As of April 21, 2010, the registrant had outstanding 54,798,991 shares of Common Stock.

Cautionary Statement Regarding Forward-Looking Statements. Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of invoking these safe harbor provisions. These forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “will,” “believe,” “expect,” “intend,” “anticipate,” “estimate,” “forecast,” “project,” “plan,” or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Because actual results may differ from those predicted by such forward-looking statements, you should not rely on such forward-looking statements when deciding whether to buy, sell or hold the Company’s securities. We undertake no obligation to update these forward-looking statements in the future. For a discussion of important factors that could affect our results, please refer to PART I, ITEM 1A. Risk Factors, contained in the Company’s annual report on Form 10-K for the year ended December 31, 2009, as updated under Part II, Item 1A. Risk Factors in this Form 10-Q and the discussions set forth in PART I, ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, including under the caption “Forward-Looking Statements,” in this Form 10-Q.

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

It is suggested that the condensed consolidated financial statements included herein in PART I, ITEM 1. Financial Information, be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2009.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ACCO Brands Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31, 2010	December 31, 2009
(in millions of dollars)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$27.7	$43.6
Accounts receivable, net	241.4	259.9
Inventories	198.9	202.4
Deferred income taxes	9.1	9.8
Other current assets	30.6	21.4

Total current assets	507.7	537.1
Property, plant and equipment, net	173.2	181.1
Deferred income taxes	30.0	31.5
Goodwill	143.0	143.4
Identifiable intangibles, net	143.0	145.8
Other assets	65.8	67.9

Total assets	$1,062.7	$1,106.8

Liabilities and Stockholders’ Deficit
Current liabilities:
Notes payable to banks	$16.0	$0.5
Current portion of long-term debt	0.2	0.2
Accounts payable	97.2	101.0
Accrued compensation	19.1	18.9
Accrued customer program liabilities	58.2	74.6
Accrued interest	4.6	20.0
Other current liabilities	66.4	78.1
Liabilities of discontinued operations	5.9	5.6

Total current liabilities	267.6	298.9
Long-term debt	725.3	725.1
Deferred income taxes	87.3	86.6
Pension and post-retirement benefit obligations	83.7	94.6
Other non-current liabilities	16.8	18.8

Total liabilities	1,180.7	1,224.0

Commitments and Contingencies — Note 16

Stockholders’ deficit:
Common stock	0.5	0.5
Treasury stock	(1.5)	(1.4)
Paid-in capital	1,397.8	1,397.0
Accumulated other comprehensive loss	(103.8)	(107.0)
Accumulated deficit	(1,411.0)	(1,406.3)

Total stockholders’ deficit	(118.0)	(117.2)

Total liabilities and stockholders’ deficit	$1,062.7	$1,106.8

See notes to condensed consolidated financial statements.

ACCO Brands Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
(in millions of dollars, except per share data)	2010	2009
Net sales	$310.8	$293.4
Cost of products sold	215.6	211.3

Gross profit	95.2	82.1

Operating costs and expenses:
Advertising, selling, general and administrative expenses	71.9	64.6
Amortization of intangibles	1.8	1.7
Restructuring charges (income)	(0.1)	2.4

Total operating costs and expenses	73.6	68.7

Operating income	21.6	13.4

Non-operating expense (income):
Interest expense, net	19.5	16.1
Equity in earnings of joint ventures	(1.2)	(0.3)
Other expense, net	1.0	2.4

Income (loss) from continuing operations before income taxes	2.3	(4.8)
Income tax expense (benefit)	6.8	(1.1)

Loss from continuing operations	(4.5)	(3.7)
Loss from discontinued operations, net of income taxes	(0.2)	(3.3)

Net loss	$(4.7)	$(7.0)

Per Share:
Basic earnings (loss) per share:
Loss from continuing operations	$(0.08)	$(0.07)
Loss from discontinued operations	—	(0.06)
Basic loss per share	$(0.09)	$(0.13)

Diluted earnings (loss) per share:
Loss from continuing operations	$(0.08)	$(0.07)
Loss from discontinued operations	—	(0.06)
Diluted loss per share	$(0.09)	$(0.13)

Weighted average number of shares outstanding:
Basic	54.6	54.4
Diluted	54.6	54.4

See notes to condensed consolidated financial statements.

ACCO Brands Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
(in millions of dollars)	2010	2009
Operating activities
Net loss from continuing operations	$(4.5)	$(3.7)
Net loss from discontinued operations	(0.2)	(3.3)
Asset impairment and other non-cash charges	—	2.8
Gain on sale of assets	(0.1)	(0.2)
Depreciation	7.7	7.6
Amortization of debt issuance costs	1.6	1.6
Amortization of intangibles	1.8	1.7
Stock-based compensation	0.8	0.9
Changes in balance sheet items:
Accounts receivable	17.3	25.6
Inventories	3.3	20.6
Other assets	(9.5)	(8.0)
Accounts payable	(0.9)	(34.7)
Accrued expenses and other liabilities	(45.1)	(35.7)
Income taxes	(0.6)	(6.7)
Equity in earnings of joint ventures, net of dividends received	1.4	(0.1)

Net cash used by operating activities	(27.0)	(31.6)
Investing activities
Additions to property, plant and equipment	(2.3)	(1.8)
Assets acquired	(0.8)	(0.7)
Proceeds from the sale of discontinued operations	0.3	—
Proceeds from the disposition of assets	0.2	0.1

Net cash used by investing activities	(2.6)	(2.4)
Financing activities
Repayments of long-term debt	(0.1)	(0.7)
Borrowings of short-term debt, net	15.5	35.1
Cost of debt issuance	(0.5)	—
Other	(0.1)	(0.2)

Net cash provided by financing activities	14.8	34.2
Effect of foreign exchange rate changes on cash	(1.1)	(0.7)

Net decrease in cash and cash equivalents	(15.9)	(0.5)
Cash and cash equivalents
Beginning of period	43.6	18.1

End of period	$27.7	$17.6

See notes to condensed consolidated financial statements.

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

The management of ACCO Brands Corporation (“ACCO Brands” or the “Company”) is responsible for the accuracy and internal consistency of the preparation of the consolidated financial statements and footnotes contained in this quarterly report on Form 10-Q.

The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Company believes the disclosures are adequate to make the information presented not misleading, certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2009.

The condensed consolidated balance sheet as of March 31, 2010, the related condensed consolidated statements of operations for the three months ended March 31, 2010 and 2009 and the related condensed consolidated statements of cash flows for the three months ended March 31, 2010 and 2009 are unaudited. The December 31, 2009 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required annually by accounting principles generally accepted in the United States. In the opinion of management, all adjustments consisting of only normal recurring adjustments necessary for a fair presentation of the financial statements have been included. Interim results may not be indicative of results for a full year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the reported assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting periods. Actual results could differ from those estimates.

2. Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board issued an update to existing standards on fair value measurements. The guidance requires additional disclosures and clarifications of existing disclosures for recurring and nonrecurring fair value measurements. The new guidance is effective for interim and annual reporting periods beginning after December 15, 2009. The Company adopted this guidance in the first quarter of 2010, the impact of which concerns disclosure only, and its adoption did not impact the Company’s consolidated financial statements.

3. Long-term Debt and Short-term Borrowings

Notes payable and long-term debt consisted of the following at March 31, 2010 and December 31, 2009:

(in millions of dollars)	March 31, 2010	December 31, 2009
Senior Secured Notes, due March 2015, net of discount(1) (fixed interest rate of 10.625%)	$453.6	$453.3
Asset-based credit facility, due September 2013 (floating interest rate of 5.51% at March 31, 2010)	15.3	—
U.S. Dollar Senior Subordinated Notes, due August 2015 (fixed interest rate of 7.625%)	271.3	271.3
Other borrowings	1.3	1.2

Total debt	741.5	725.8
Less: current portion	(16.2)	(0.7)

Total long-term debt	$725.3	$725.1

(1)	Represents unamortized original issue discount of $6.4 million, which is amortizable through March 15, 2015.

As of March 31, 2010, the amount available for borrowings under the Company’s senior secured asset-based revolving credit facility (the “ABL Facility”) was $143.7 million (allowing for $16.0 million of letters of credit outstanding on that date).

Compliance with Loan Covenants

As of and for the period ended March 31, 2010, the Company was in compliance with all applicable loan covenants.

The Company’s ABL Facility would not be affected by a change in its credit rating.

4. Pension and Other Retiree Benefits

The components of net periodic benefit cost for pension and postretirement plans for the three months ended March 31, 2010 and 2009 are as follows:

	Three Months Ended March 31,
	Pension Benefits				Postretirement
	U.S.		International
(in millions of dollars)	2010	2009	2010	2009	2010	2009
Service cost	$—	$1.3	$0.6	$0.6	$—	$—
Interest cost	2.2	2.4	3.7	3.2	0.2	0.2
Expected return on plan assets	(2.6)	(2.8)	(3.8)	(2.9)	—	—
Curtailment gain	—	(1.0)	—	—	—	—
Amortization of net loss (gain)	0.8	0.3	1.2	0.8	(0.2)	(0.2)

Total net periodic benefit cost	$0.4	$0.2	$1.7	$1.7	$—	$—

The Company expects to contribute approximately $15.5 million to its pension plans in 2010. For the three months ended March 31, 2010, the Company has contributed approximately $8.4 million to those plans.

5. Stock -Based Compensation

The following table summarizes the Company’s stock-based compensation expense (including stock options, stock-settled stock appreciation rights (“SSARs”), restricted stock units (“RSUs”) and performance stock units (“PSUs”)) for the three months ended March 31, 2010 and 2009.

	Three Months Ended March 31,
(in millions of dollars)	2010	2009
Stock option expense	$0.1	$0.3
RSU expense	0.5	0.5
PSU expense	0.2	0.1

Total	$0.8	$0.9

Compensation expense recognized for SSARs during the three months ended March 31, 2010 and 2009, respectively, was immaterial.

During the first quarter of 2010 the Company’s Board of Directors approved a stock compensation grant which consisted of 742,500 PSUs for the three year performance period ending December 31, 2012. The Company generally recognizes compensation expense for its PSU awards ratably over the performance period based on management’s judgment of the likelihood that performance measures will be attained.

Unrecognized compensation expense related to unvested stock options, SSARs, RSUs and PSUs was approximately $0.4 million, $0.5 million, $2.6 million and $4.3 million, respectively, as of March 31, 2010. The unrecognized compensation expense related to stock options, SSARs, RSUs and PSUs will be recognized over a weighted-average period of 1.1 years, 2.1 years, 1.7 years and 2.8 years, respectively.

6. Inventories

Inventories are stated at the lower of cost or market value. The components of inventories are as follows:

(in millions of dollars)	March 31, 2010	December 31, 2009
Raw materials	$26.7	$25.1
Work in process	5.4	5.0
Finished goods	166.8	172.3

Total inventories	$198.9	$202.4

7. Goodwill and Identifiable Intangibles

Goodwill

As more fully described in the Company’s 2009 annual report on Form 10-K, the Company tests goodwill for impairment at least annually, normally in the second quarter, and on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred.

Changes in the net carrying amount of goodwill by segment were as follows:

(in millions of dollars)	ACCO Brands Americas	ACCO Brands International	Computer Products Group	Total
Balance at December 31, 2009	$89.0	$47.6	$6.8	$143.4
Translation	1.0	(1.4)	—	(0.4)

Balance at March 31, 2010	$90.0	$46.2	$6.8	$143.0

Goodwill	$220.9	$140.3	$6.8	$368.0
Accumulated impairment losses	(130.9)	(94.1)	—	(225.0)

Balance at March 31, 2010	$90.0	$46.2	$6.8	$143.0

Identifiable Intangible Assets

The gross carrying value and accumulated amortization by class of identifiable intangible assets as of March 31, 2010 and December 31, 2009 are as follows:

	March 31, 2010				December 31, 2009
(in millions of dollars)	Gross Carrying Amounts	Accumulated Amortization		Net Book Value	Gross Carrying Amounts	Accumulated Amortization		Net Book Value
Indefinite-lived intangible assets:
Trade names	$139.1	$(44.5	) (1)	$94.6	$139.7	$(44.5	) (1)	$95.2
Amortizable intangible assets:
Trade names	58.2	(23.3)		34.9	59.6	(23.6)		36.0
Customer and contractual relationships	26.9	(18.0)		8.9	26.9	(17.3)		9.6
Patents/proprietary technology	10.6	(6.0)		4.6	10.6	(5.6)		5.0

Subtotal	95.7	(47.3)		48.4	97.1	(46.5)		50.6

Total identifiable intangibles	$234.8	$(91.8)		$143.0	$236.8	$(91.0)		$145.8

(1)	Accumulated amortization prior to the adoption of authoritative guidance on goodwill and other intangible assets.

The Company’s intangible amortization expense was $1.8 million and $1.7 million for the three months ended March 31, 2010 and 2009, respectively. Estimated 2010 amortization expense is $7.2 million, and is expected to decline by approximately $0.8 million for each of the five years following.

8. Restructuring and Other Charges

Restructuring

The Company has initiated significant restructuring actions which have resulted in the closure or consolidation of facilities that are engaged in manufacturing and distributing the Company’s products, primarily in North America and Europe. The Company’s cost reduction actions are now complete and no additional charges are anticipated in 2010. However, cash disbursements will continue throughout 2010 with respect to facilities no longer utilized by the business and certain remaining payments due under severance arrangements. The Company recorded pre-tax restructuring and asset impairment charges associated with continuing operations of $2.4 million during the three months ended March 31, 2009, related to these actions.

A summary of the activity in the restructuring accounts and a reconciliation of the liability for, and as of, the three months ended March 31, 2010 are as follows:

(in millions of dollars)	Balance at December 31, 2009	Total Provision	Cash Expenditures	Non-cash Items/ Currency Change	Balance at March 31, 2010

Employee termination costs	$8.0	$(0.1)	$(2.1)	$(0.2)	$5.6
Termination of lease agreements	4.4	—	(0.5)	(0.2)	3.7

Total rationalization of operations	$12.4	$(0.1)	$(2.6)	$(0.4)	$9.3

Management expects the $5.6 million employee termination costs to be substantially paid within the next twelve months. Cash payments associated with lease termination costs of $3.7 million are expected to continue until the last lease terminates in 2013.

Other Charges

In addition to the recognition of restructuring costs, the Company also recognized other charges in the prior year period that did not qualify as restructuring. These charges include redundant warehousing or storage costs during the transition to a new distribution center, equipment and other asset move costs, facility overhead and maintenance costs after exit, gains on the sale of exited facilities and employee retention incentives. Within cost of products sold on the Consolidated Statements of Operations for the three months ended March 31, 2009, these charges totaled $1.4 million. Within advertising, selling, general and administrative expenses on the Consolidated Statements of Operations for the three months ended March 31, 2009, these charges totaled income of $0.4 million. There were no similar costs in 2010.

9. Income Taxes

For the three months ended March 31, 2010, the Company recorded income tax expense from continuing operations of $6.8 million on income before taxes of $2.3 million. This compares to an income tax benefit from continuing operations of $1.1 million on a loss before taxes of $4.8 million in the first quarter of 2009. The high effective tax rate for 2010 is due to no tax benefit being provided on losses incurred in the U.S. and certain foreign jurisdictions where valuation reserves are recorded against future tax benefits. The tax benefit for the prior year was due to the pre-tax loss. In the first quarter of 2009, the U.S. business was still able to record a tax benefit on its operating losses.

The reconciliation of income taxes for the three months ended March 31, 2010 and 2009, computed at the U.S. federal statutory income tax rate to the Company’s effective income tax rate for continuing operations is as follows:

(in millions of dollars)	2010	2009
Income tax expense (benefit) computed at U.S. statutory income tax rate	$0.8	$(1.7)
Increase of U.S. valuation allowance	6.0	—
Miscellaneous	—	0.6

Income taxes as reported	$6.8	$(1.1)

For the three months ended March 31, 2010, the Company recorded no income tax expense or benefit from discontinued operations, compared to an income tax benefit of $1.7 million in the prior year.

The U.S. federal statute of limitations related to income tax returns remains open for the year 2006 and onward. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from 3 to 5 years. Years still open to examination by foreign tax authorities in major jurisdictions include Canada (2004 forward) and the United Kingdom (2005 forward). The Company is currently under examination in various foreign jurisdictions.

10. Earnings per Share

Total outstanding shares as of March 31, 2010 and 2009 were 54.8 million and 54.4 million, respectively. The calculation of basic earnings per common share is based on the weighted average number of common shares outstanding in the year, or period, over which they were outstanding. The Company’s diluted earnings per common share assumes that any common shares outstanding were increased by shares that would be issued upon exercise of those stock units for which the average market price for the period exceeds the exercise price; less, the shares that could have been purchased by the Company with the related proceeds, including compensation expense measured but not yet recognized, net of tax. The weighted average number of common shares outstanding for the three months ended March 31, 2010 and 2009 was 54.6 million and 54.4 million, respectively. Due to the loss from continuing operations during the three months ended March 31, 2010 and 2009, the denominator in the diluted earnings per share calculation does not include the effects of stock awards as it would result in a less dilutive computation. As a result, diluted earnings per share for the three months ended March 31, 2010 and 2009 are the same as basic earnings per share.

The Company has dilutive shares related to its stock-based compensation programs. As of March 31, 2010 and 2009, approximately 8.1 million shares and 8.0 million shares, respectively, related to these programs were excluded from the calculation of diluted earnings per share as their inclusion would have been anti-dilutive.

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

Forward currency contracts used to hedge foreign denominated inventory purchases are designated as a cash flow hedge. Unrealized gains and losses on these contracts for inventory purchases are deferred in other comprehensive income until the contracts are settled and the underlying hedged transactions are recognized, at which time the deferred gains or losses will be reported in the “Cost of products sold” line in the condensed consolidated statements of operations. As of March 31, 2010 and December 31, 2009, the Company had cash flow designated foreign exchange contracts outstanding with a U.S. dollar equivalent notional value of $62.7 million and $61.9 million, respectively.

Forward currency contracts used to hedge foreign denominated intercompany loans are not designated as hedging instruments. Gains and losses on these derivative instruments are recognized within Other expense, net in the Condensed Consolidated Statements of Operations and are largely offset by the changes in the fair value of the hedged item. As of March 31, 2010 and December 31, 2009, the Company had undesignated foreign exchange contracts outstanding with a U.S. dollar equivalent notional value of $82.1 million and $124.6 million, respectively.

The periods of the forward foreign exchange contracts correspond to the periods of the hedged transactions, and do not extend beyond 2011.

Cross-Currency Swap

On September 30, 2009, the Company terminated a cross-currency swap agreement which was entered into in September, 2005. The cross-currency swap was terminated in connection with the issuance of the Company’s senior secured notes and entry into its ABL Facility.

Hedge of Net Investment in Foreign Operations

Through the end of the third quarter of 2009, the Company had designated third-party term borrowings as a hedge against the exposure of changes in the underlying foreign currency denominated subsidiary net assets. The effective portion of the change in fair value of net investment hedges was recorded in the cumulative translation adjustment account within accumulated other comprehensive income. As of March 31, 2010, the Company did not have term debt designated as net investment hedges.

The following table summarizes the fair value of the Company’s derivative financial instruments as of March 31, 2010 and December 31, 2009, respectively.

	Fair Value of Derivative Instruments
	Derivative Assets			Derivative Liabilities
(in millions of dollars)	Balance Sheet Location	Mar. 31, 2010	Dec. 31, 2009	Balance Sheet Location	Mar. 31, 2010	Dec. 31, 2009
Derivatives designated as hedging instruments:
Foreign exchange contracts	Other current assets	$1.1	$0.2	Other current liabilities	$1.3	$1.0

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current assets	0.3	1.8	Other current liabilities	0.7	1.0

Total derivatives		$1.4	$2.0		$2.0	$2.0

The following table summarizes the pre-tax effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations for the three months ended March 31, 2010 and 2009, respectively.

	The Effect of Derivative Instruments in Cash Flow Hedging Relationships on the Consolidated Statements of Operations for the Three Months Ended March 31, 2010 and 2009
(in millions of dollars)	Amount of (Gain) Loss Recognized in OCI (Effective Portion)		Location of (Gain) Loss Reclassified from OCI to Income	Amount of (Gain) Loss Reclassified from AOCI to Income (Effective Portion)		Location of (Gain) Loss Recognized in	Amount of (Gain) Loss Recognized in Income (Ineffective Portion)
	2010	2009		2010	2009	Income	2010	2009
Cash flow hedges:
Foreign exchange contracts	$(0.8)	$0.2	Cost of products sold	$0.3	$2.5

Net investment hedges:
Cross-currency swap	—	14.3				Interest expense, net	$—	$0.5
Net investment in foreign operations	—	(2.7)

Total	$(0.8)	$11.8		$0.3	$2.5		$—	$0.5

	The Effect of Derivatives Not Designated as Hedging Instruments on the Consolidated Statements of Operations
(in millions of dollars)	Location of (Gain) Loss Recognized in Income on Derivatives	Amount of (Gain) Loss Recognized in Income Three Months Ended Mar. 31,
		2010	2009
Foreign exchange contracts	Other (income)/expense	$(3.9)	$3.6

12. Fair Value of Financial Instruments

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

The Company utilizes the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company has determined that its financial assets and liabilities are Level 2 in the fair value hierarchy. The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
Assets:
Forward currency contracts	$1.4	$2.0
Liabilities:
Forward currency contracts	$2.0	$2.0

The Company’s forward currency contracts are included in Other Current Assets or Other Current Liabilities and mature within 12 months. The forward foreign currency exchange contracts are primarily valued based on the foreign currency spot and forward rates quoted by the banks or foreign currency dealers. As such, these derivative instruments are classified within Level 2.

The fair values of cash and cash equivalents, notes payable to banks, accounts receivable and accounts payable approximate carrying amounts due principally to their short maturities. The carrying amount of total debt was $741.5 million and $725.8 million and the estimated fair value of total debt was $777.6 million and $770.2 million at March 31, 2010 and December 31, 2009, respectively. The fair values are determined from quoted market prices, where available, and from investment bankers using current interest rates considering credit ratings and the remaining terms of maturity.

13. Comprehensive Income (Loss)

Comprehensive income (loss) is defined as net income (loss) and other changes in stockholders’ equity from transactions and other events from sources other than stockholders. The table below presents total comprehensive income (loss) for the three months ended March 31, 2010 and 2009, respectively.

	Three Months Ended March 31,
(in millions of dollars)	2010	2009
Net loss	$(4.7)	$(7.0)
Other comprehensive income (loss), net of tax
Derivative instruments, net of tax	1.4	(1.4)
Amortization of costs associated with pension and post-retirement benefit obligations, net of tax	4.8	9.1
Currency translation adjustments	(3.0)	0.6

Other comprehensive income	3.2	8.3

Comprehensive income (loss)	$(1.5)	$1.3

14. Information on Business Segments

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

Financial information by reportable segment is set forth below.

Net sales by business segment are as follows:

	Three Months Ended March 31,
(in millions of dollars)	2010	2009
ACCO Brands Americas	$158.6	$157.7
ACCO Brands International	112.5	100.3
Computer Products Group	39.7	35.4

Net sales	$310.8	$293.4

Operating income by business segment is as follows (1) :

	Three Months Ended March 31,
(in millions of dollars)	2010	2009
ACCO Brands Americas	$8.3	$6.2
ACCO Brands International	10.2	5.6
Computer Products Group	8.1	4.8

Subtotal	26.6	16.6
Corporate	(5.0)	(3.2)

Operating income	21.6	13.4
Interest expense	19.5	16.1
Equity in earnings of joint ventures	(1.2)	(0.3)
Other expense, net	1.0	2.4

Income (loss) from continuing operations before income taxes	$2.3	$(4.8)

(1)	Operating income as presented in the segment table above is defined as i) net sales; ii) less cost of products sold; iii) less advertising, selling, general and administrative expenses; iv) less amortization of intangibles; and v) less restructuring.

15. Joint Venture Investments

Summarized below is financial information for the Company’s joint ventures, which are accounted for under the equity method. Accordingly, the Company has recorded its proportionate share of earnings or losses on the line entitled, “Equity in earnings of joint ventures” in the Condensed Consolidated Statements of Operations.

	Three Months Ended March 31,
(in millions of dollars)	2010	2009
Net sales	$34.8	$26.6
Gross profit	19.3	13.8
Operating income	3.8	1.1
Net income	2.5	0.6

(in millions of dollars)	March 31, 2010	December 31, 2009

Current assets	$65.9	$78.0
Non-current assets	35.8	35.2
Current liabilities	26.8	36.3
Non-current liabilities	24.6	25.0

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

17. Discontinued Operations

The financial statement caption “discontinued operations” includes the results of the Company’s former commercial print finishing business. This business was sold during the second quarter of 2009. The sale resulted in a cumulative pre-tax loss of $0.7 million ($1.0 million after-tax). During the three months ended March 31, 2010, the Company recorded a $0.2 million expense attributable to the wind-down of the disposed operations.

The operating results and financial position of discontinued operations are as follows:

	Three Months Ended March 31,
(in millions, except per share data)	2010	2009 (1)
Operating Results:
Net sales	$—	$17.5

Pre-tax loss	(0.2)	(5.0)

Benefit for income taxes	—	(1.7)

Loss from discontinued operations	$(0.2)	$(3.3)

Per share:
Basic loss from discontinued operations	$—	$(0.06)

Diluted loss from discontinued operations	$—	$(0.06)

(1)	During the first quarter of 2009, the Company recorded an impairment charge of $3.3 million ($1.8 million after-tax) to reflect a change in the estimate of fair value less the cost to dispose of its commercial print finishing business.

(in millions of dollars)	March 31, 2010	December 31, 2009
Financial Position:
Current assets	$—	$—
Long-term assets	—	—

Total assets	$—	$—

Current liabilities	$5.9	$5.6
Long-term liabilities	—	—

Total liabilities	$5.9	$5.6

Remaining liabilities related to discontinued operations consist principally of litigation accruals and severance costs.

18. Condensed Consolidated Financial Information

The Company’s 100% owned domestic subsidiaries have jointly and severally, fully and unconditionally, guaranteed our existing Senior Secured Notes and Senior Subordinated Notes. Rather than filing separate financial statements for each guarantor subsidiary with the Securities and Exchange Commission, the Company has elected to present the following consolidating financial statements, which detail the results of operations for the three months ended March 31, 2010 and 2009, cash flows for the three months ended March 31, 2010 and 2009 and financial position as of March 31, 2010 and December 31, 2009 of the Company and its guarantor and non-guarantor subsidiaries (in each case carrying investments under the equity method), and the eliminations necessary to arrive at the reported consolidated financial statements of the Company.

Condensed Consolidating Balance Sheets (Unaudited)

	March 31, 2010
(in millions of dollars)	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$0.4	$1.7	$25.6	$—	$27.7
Accounts receivable, net	—	80.1	161.3	—	241.4
Inventories	—	103.7	95.2	—	198.9
Receivables from affiliates	271.1	60.8	32.7	(364.6)	—
Deferred income taxes	2.2	—	6.9	—	9.1
Other current assets	0.9	16.9	12.8	—	30.6

Total current assets	274.6	263.2	334.5	(364.6)	507.7
Property, plant and equipment, net	1.5	93.8	77.9	—	173.2
Deferred income taxes	18.8	—	11.2	—	30.0
Goodwill	—	73.0	70.0	—	143.0
Identifiable intangibles, net	58.0	56.8	28.2	—	143.0
Other assets	25.0	4.7	36.1	—	65.8
Investment in, long-term receivable from, affiliates	570.1	691.4	200.0	(1,461.5)	—

Total assets	$948.0	$1,182.9	$757.9	$(1,826.1)	$1,062.7

Liabilities and Stockholders’ (Deficit) Equity
Current liabilities
Notes payable to banks	$15.3	$—	$0.7	$—	$16.0
Current portion of long-term debt	—	0.1	0.1	—	0.2
Accounts payable	—	50.3	46.9	—	97.2
Accrued compensation	1.4	7.1	10.6	—	19.1
Accrued customer program liabilities	—	18.0	40.2	—	58.2
Accrued interest	4.6	—	—	—	4.6
Other current liabilities	0.9	25.2	40.3	—	66.4
Payables to affiliates	61.2	469.0	267.9	(798.1)	—
Liabilities of discontinued operations	—	4.7	1.2	—	5.9

Total current liabilities	83.4	574.4	407.9	(798.1)	267.6
Long-term debt	724.9	0.4	—	—	725.3
Long-term notes payable to affiliates	178.2	16.4	1.5	(196.1)	—
Deferred income taxes	72.7	0.1	14.5	—	87.3
Pension and post-retirement benefit obligations	5.1	41.4	37.2	—	83.7
Other non-current liabilities	1.7	5.2	9.9	—	16.8

Total liabilities	1,066.0	637.9	471.0	(994.2)	1,180.7
Stockholders’ (deficit) equity
Common stock	0.5	562.2	76.0	(638.2)	0.5
Treasury stock, at cost	(1.5)	—	—	—	(1.5)
Paid-in capital	1,397.8	689.6	335.1	(1,024.7)	1,397.8
Accumulated other comprehensive loss	(103.8)	(49.1)	(19.4)	68.5	(103.8)
Accumulated deficit	(1,411.0)	(657.7)	(104.8)	762.5	(1,411.0)

Total stockholders’ (deficit) equity	(118.0)	545.0	286.9	(831.9)	(118.0)

Total liabilities and stockholders’ (deficit) equity	$948.0	$1,182.9	$757.9	$(1,826.1)	$1,062.7

Condensed Consolidating Balance Sheets

	December 31, 2009
(in millions of dollars)	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$14.2	$(1.5)	$30.9	$—	$43.6
Accounts receivable, net	—	89.4	170.5	—	259.9
Inventories	—	106.4	96.0	—	202.4
Receivables from affiliates	314.2	74.3	36.9	(425.4)	—
Deferred income taxes	2.2	—	7.6	—	9.8
Other current assets	2.7	7.3	11.4	—	21.4

Total current assets	333.3	275.9	353.3	(425.4)	537.1
Property, plant and equipment, net	1.6	97.9	81.6	—	181.1
Deferred income taxes	18.8	—	12.7	—	31.5
Goodwill	—	93.4	50.0	—	143.4
Identifiable intangibles, net	58.0	57.8	30.0	—	145.8
Other assets	25.9	4.6	37.4	—	67.9
Investment in, long-term receivable from, affiliates	510.9	854.9	200.0	(1,565.8)	—

Total assets	$948.5	$1,384.5	$765.0	$(1,991.2)	$1,106.8

Liabilities and Stockholders’ (Deficit) Equity
Current liabilities
Notes payable to banks	$—	$—	$0.5	$—	$0.5
Current portion of long-term debt	—	0.1	0.1	—	0.2
Accounts payable	—	54.8	46.2	—	101.0
Accrued compensation	2.6	4.6	11.7	—	18.9
Accrued customer program liabilities	—	27.8	46.8	—	74.6
Accrued interest	20.0	—	—	—	20.0
Other current liabilities	1.9	29.6	46.6	—	78.1
Payables to affiliates	63.9	497.7	293.5	(855.1)	—
Liabilities of discontinued operations	—	4.5	1.1	—	5.6

Total current liabilities	88.4	619.1	446.5	(855.1)	298.9
Long-term debt	724.7	0.4	—	—	725.1
Long-term notes payable to affiliates	178.2	16.4	1.6	(196.2)	—
Deferred income taxes	67.8	3.8	15.0	—	86.6
Pension and other post-retirement obligations	5.1	48.8	40.7	—	94.6
Other non-current liabilities	1.5	5.8	11.5	—	18.8

Total liabilities	1,065.7	694.3	515.3	(1,051.3)	1,224.0
Stockholders’ (deficit) equity
Common stock	0.5	562.2	76.0	(638.2)	0.5
Treasury stock, at cost	(1.4)	—	—	—	(1.4)
Paid-in capital	1,397.0	661.4	303.9	(965.3)	1,397.0
Accumulated other comprehensive loss	(107.0)	(50.1)	(21.7)	71.8	(107.0)
Accumulated deficit	(1,406.3)	(483.3)	(108.5)	591.8	(1,406.3)

Total stockholders’ (deficit) equity	(117.2)	690.2	249.7	(939.9)	(117.2)

Total liabilities and stockholders’ (deficit) equity	$948.5	$1,384.5	$765.0	$(1,991.2)	$1,106.8

Condensed Consolidating Income Statements (Unaudited)

	Three months ended March 31, 2010
(in millions of dollars)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Unaffiliated sales	$—	$143.2	$167.6	$—	$310.8
Affiliated sales	—	4.6	1.1	(5.7)	—

Net sales	—	147.8	168.7	(5.7)	310.8
Cost of products sold	—	107.0	114.3	(5.7)	215.6

Gross profit	—	40.8	54.4	—	95.2
Advertising, selling, general and administrative expenses	5.5	35.1	31.3	—	71.9
Amortization of intangibles	—	1.0	0.8	—	1.8
Restructuring charges (income)	—	(0.1)	—	—	(0.1)

Operating (loss) income	(5.5)	4.8	22.3	—	21.6

Interest (income) expense from affiliates	(0.4)	—	0.4	—	—
Interest expense	19.4	—	0.1	—	19.5
Equity in (earnings) of joint ventures	—	0.1	(1.3)	—	(1.2)
Other (income) expense, net	(0.1)	(4.3)	5.4	—	1.0

(Loss) income before taxes and earnings of wholly owned subsidiaries	(24.4)	9.0	17.7	—	2.3
Income tax expense (benefit)	1.6	—	5.2	—	6.8

Income (loss) from continuing operations	(26.0)	9.0	12.5	—	(4.5)
Income (loss) from discontinued operations, net of income taxes	—	(0.4)	0.2	—	(0.2)

Income (loss) before earnings of wholly owned subsidiaries	(26.0)	8.6	12.7	—	(4.7)
Earnings of wholly owned subsidiaries	21.3	11.2	—	(32.5)	—

Net income (loss)	$(4.7)	$19.8	$12.7	$(32.5)	$(4.7)

	Three months ended March 31, 2009
(in millions of dollars)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Unaffiliated sales	$—	$143.6	$149.8	$—	$293.4
Affiliated sales	—	6.0	1.3	(7.3)	—

Net sales	—	149.6	151.1	(7.3)	293.4
Cost of products sold	—	114.9	103.7	(7.3)	211.3

Gross profit	—	34.7	47.4	—	82.1
Advertising, selling, general and administrative expenses	3.7	32.1	28.8	—	64.6
Amortization of intangibles	—	0.9	0.8	—	1.7
Restructuring charges	0.1	(0.5)	2.8	—	2.4

Operating (loss) income	(3.8)	2.2	15.0	—	13.4

Interest (income) expense from affiliates	0.1	(0.2)	0.1	—	—
Interest expense	11.6	2.5	2.0	—	16.1
Equity in earnings of joint ventures	—	—	(0.3)	—	(0.3)
Other (income) expense, net	0.8	(2.5)	4.1	—	2.4

Income (loss) before taxes and earnings of wholly owned subsidiaries	(16.3)	2.4	9.1	—	(4.8)
Income tax expense (benefit)	(4.2)	0.4	2.7	—	(1.1)

Income (loss) from continuing operations	(12.1)	2.0	6.4	—	(3.7)
Loss from discontinued operations, net of income taxes	—	(3.4)	0.1	—	(3.3)

Income (loss) before earnings of wholly owned subsidiaries	(12.1)	(1.4)	6.5	—	(7.0)
Earnings of wholly owned subsidiaries	5.1	0.6	—	(5.7)	—

Net income (loss)	$(7.0)	$(0.8)	$6.5	$(5.7)	$(7.0)

Condensed Consolidating Statement of Cash Flows (Unaudited)

	Three Months Ended March 31, 2010
(in millions of dollars)	Parent	Guarantors	Non- Guarantors	Consolidated
Net cash (used) provided by operating activities	$(37.5)	$(5.6)	$16.1	$(27.0)

Investing activities:
Additions to property, plant and equipment	—	(0.6)	(1.7)	(2.3)
Assets acquired	—	(0.8)	—	(0.8)
Proceeds from the sales of discontinued operations	—	(0.1)	0.4	0.3
Proceeds from the disposition of assets	—	—	0.2	0.2

Net cash used by investing activities	—	(1.5)	(1.1)	(2.6)
Financing activities:
Intercompany financing	9.0	1.6	(10.6)	—
Net dividends	—	8.7	(8.7)	—
Repayments of long-term debt	—	—	(0.1)	(0.1)
Borrowings of short-term debt, net	15.3	—	0.2	15.5
Cost of debt issuance	(0.5)	—	—	(0.5)
Other	(0.1)	—	—	(0.1)

Net cash provided (used) by financing activities	23.7	10.3	(19.2)	14.8
Effect of foreign exchange rate changes on cash	—	—	(1.1)	(1.1)
Net increase (decrease) in cash and cash equivalents	(13.8)	3.2	(5.3)	(15.9)
Cash and cash equivalents at the beginning of the period	14.2	(1.5)	30.9	43.6

Cash and cash equivalents at the end of the period	$0.4	$1.7	$25.6	$27.7

	Three Months Ended March 31, 2009
(in millions of dollars)	Parent	Guarantors	Non- Guarantors	Consolidated
Net cash (used) provided by operating activities	$(18.2)	$21.3	$(34.7)	$(31.6)

Investing activities:
Additions to property, plant and equipment	(0.1)	(1.2)	(0.5)	(1.8)
Assets acquired	—	(0.7)	—	(0.7)
Proceeds from the disposition of assets	—	—	0.1	0.1

Net cash used by investing activities	(0.1)	(1.9)	(0.4)	(2.4)
Financing activities:
Intercompany financing	(2.0)	(18.6)	20.6	—
Intercompany dividends received (paid)	—	1.0	(1.0)	—
Borrowings of short-term debt, net	20.3	—	14.8	35.1
Repayments of long-term debt	—	—	(0.7)	(0.7)
Other	(0.2)	—	—	(0.2)

Net cash provided (used) by financing activities	18.1	(17.6)	33.7	34.2
Effect of foreign exchange rate changes on cash	—	—	(0.7)	(0.7)
Net increase (decrease) in cash and cash equivalents	(0.2)	1.8	(2.1)	(0.5)
Cash and cash equivalents at the beginning of the period	0.5	(0.8)	18.4	18.1

Cash and cash equivalents at the end of the period	$0.3	$1.0	$16.3	$17.6

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Management’s discussion and analysis of financial condition and results of operations for the three months ended March 31, 2010 and 2009, should be read in conjunction with the condensed consolidated financial statements of ACCO Brands Corporation and the accompanying notes contained therein. Unless otherwise noted, the following discussion pertains only to our continuing operations.

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

As much of our business is conducted in foreign markets (approximately 51% of revenues for the fiscal year ended December 31, 2009), foreign currency plays a major role in our reported results. Additionally, a significant portion of the products we sell in international markets are sourced from Asia and are paid for in U.S. dollars; therefore, fluctuations in exchange rates can materially impact the profitability of our international operations. The impact is largely dependent on the transaction timing and magnitude during the period that the currency fluctuates. A significant portion of these purchases are hedged with forward currency contracts, which delays much of the effect of a fluctuating U.S. dollar in the short term. During the second half of 2009, the U.S. dollar weakened against major non-U.S. currencies positively impacting the cost of products sold by our non-U.S. businesses during the first three months of 2010. In addition, the first quarter benefited from favorable foreign exchange translation on its non-U.S. performance.

The Company does not anticipate incurring restructuring and integration charges in 2010 but will adjust outstanding reserve estimates as necessary. Cash payments related to the Company’s restructuring and integration activities amounted to $3.4 million (excluding capital expenditures) during the first three months of 2010. It is expected that additional disbursements of $6.0 million will be completed by the end of 2010 as the Company spends amounts accrued on the balance sheet. Any residual cash payments beyond 2010 are anticipated to be offset by expected proceeds from real estate held for sale.

The year-over-year comparative results were impacted by $9.1 million of additional salary, management incentive and employee benefits expense for the three months ended March 31, 2010, whereas the prior year benefited from temporary salary reductions and suspension of certain benefit plans in the U.S.

As our cash outlays associated with recent restructuring initiatives are approaching completion, we expect to increase our ability to reduce debt and take other actions that build future shareholder value.

The Company funds liquidity needs for capital investment, working capital and other financial commitments through cash flow from continuing operations and its $175.0 million ABL Facility. Based on our borrowing base, as of March 31, 2010, approximately $143.7 million remained available for borrowing under our ABL Facility, which expires in September 2013.

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

Three Months Ended March 31, 2010 versus March 31, 2009

Results

The following table presents the Company’s results for the three months ended March 31, 2010 and 2009, respectively.

	Three Months Ended March 31,		Amount of Change
(in millions of dollars)	2010	2009	$	%
Net sales	$310.8	$293.4	$17.4	6%
Cost of products sold	215.6	211.3	4.3	2%
Gross profit	95.2	82.1	13.1	16%
Gross profit margin	30.6%	28.0%		2.6	pts
Advertising, selling, general and administrative expenses	71.9	64.6	7.3	11%
Amortization of intangibles	1.8	1.7	0.1	6%
Restructuring charges (income)	(0.1)	2.4	(2.5)	(104)%
Operating income	21.6	13.4	8.2	61%
Operating income margin	6.9%	4.6%		2.3	pts
Interest expense, net	19.5	16.1	3.4	21%
Equity in earnings of joint ventures	(1.2)	(0.3)	(0.9)	NM
Other expense, net	1.0	2.4	(1.4)	(58)%
Income tax expense (benefit)	6.8	(1.1)	7.9	NM
Effective tax rate	295.7%	(22.9)%		NM
Loss from continuing operations	(4.5)	(3.7)	(0.8)	(22)%
Loss from discontinued operations, net of income taxes	(0.2)	(3.3)	3.1	94%
Net loss	(4.7)	(7.0)	2.3	33%

Net Sales

Net sales increased $17.4 million, or 6%, to $310.8 million due to translation gains from the U.S. dollar weakening relative to the prior year, which favorably impacted sales by 8%, or $22.5 million, and strong performance in the Computer Products Group. This increase was partially offset by price reductions in all segments and volume declines primarily in the U.S., Europe and Canada.

Cost of Products Sold

Cost of products sold includes all manufacturing, product sourcing and distribution costs, including depreciation related to assets used in the manufacturing and distribution process, inbound and outbound freight, shipping and handling costs, purchasing costs associated with materials and packaging used in the production processes. Cost of products sold increased $4.3 million, or 2%, to $215.6 million. The increase principally reflects the impact of currency translation, partially offset by lower commodity costs and lower costs of Asian sourced goods sold in international markets due to the weakening of the U.S. dollar relative to the prior year.

In addition, certain other charges have been recorded within cost of products sold in the prior-year period that did not qualify as restructuring. These charges include redundant warehousing or storage costs during the transition to a new distribution center, equipment and other asset move costs, ongoing facility overhead and maintenance costs after exit and employee retention incentives. For the three months ended March 31, 2009, these charges totaled $1.4 million.

Gross Profit

Management believes that gross profit margin provides enhanced shareholder appreciation of underlying profit drivers. Gross profit margin increased to 30.6% from 28.0% and gross profit increased $13.1 million, or 16%, to $95.2 million. The increase in gross profit was primarily due to currency translation, which positively impacted gross profit by $7.8 million, as well as lower comparable commodity costs, which had been adversely affected during the prior period.

SG&A (Advertising, selling, general and administrative expenses)

Advertising, selling, general and administrative expenses (SG&A) include advertising, marketing, selling (including commissions), research and development, customer service, depreciation related to assets outside the manufacturing and distribution processes and all other general and administrative expenses outside the manufacturing and distribution functions (e.g., finance, human resources, information technology, etc.). SG&A increased $7.3 million, or 11%, to $71.9 million, with currency translation contributing $4.0 million of the increase and, as a percentage of sales, SG&A increased to 23.1% from 22.0%. The current year results also include $9.1 million of additional salary, management incentive and employee benefits expense. The increase is largely due to the prior year benefiting from temporary salary reductions in the U.S., the suspension of employer matching contributions to the Company’s 401(k) retirement plan and the temporary suspension of our management incentive programs.

Operating Income

Operating income increased $8.2 million, or 61%, to $21.6 million with favorable currency translation contributing $3.7 million of the increase. As a percentage of sales operating income improved to 6.9% from 4.6%. The increase reflects improved gross margins and a net year-over-year decrease of $3.4 million in restructuring and other charges, which was offset in part by increased SG&A costs as discussed above.

Interest Expense, Equity in Earnings of Joint Ventures and Other Expense

Interest expense was $19.5 million compared to $16.1 million in the prior-year quarter. The increase reflects higher average interest rates associated with the Company’s new capital structure, which was put in place in September 2009, and $0.5 million of income recorded in the prior year due to ineffectiveness relating to a terminated cross-currency swap.

Equity in earnings of joint ventures increased $0.9 million to $1.2 million reflecting higher income from our unconsolidated joint ventures compared to the prior-year quarter.

Other expense was $1.0 million compared to $2.4 million in the prior-year quarter. The decrease in other expense principally reflects a lower level of foreign exchange losses.

Income Taxes

For the three months ended March 31, 2010, the Company recorded income tax expense from continuing operations of $6.8 million on income before taxes of $2.3 million. This compares to an income tax benefit from continuing operations of $1.1 million on a loss before taxes of $4.8 million in the prior year. The high effective tax rate for 2010 is due to no tax benefit being provided on losses incurred in the U.S. and certain foreign jurisdictions where valuation reserves are recorded against future tax benefits. The tax benefit for the prior year was due to the pre-tax loss. In the first quarter of 2009, the U.S. business was still able to record a tax benefit on its operating losses.

Loss from Continuing Operations

Loss from continuing operations was $4.5 million, or $0.08 per diluted share, compared to a loss of $3.7 million, or $0.07 per diluted share in the prior-year quarter.

Loss from Discontinued Operations

Discontinued operations includes the results of the Company’s former commercial print finishing business. This business was sold during the second quarter of 2009. During the first quarter of 2009 the Company recorded an impairment charge of $3.3 million ($1.8 million after-tax) to reflect a change in the estimate of fair value less the cost to dispose of this business. During the three months ended March 31, 2010, the Company recorded a loss of $0.2 million attributable to the wind-down of the disposed operations.

The components of discontinued operations for the three months ended March 31, 2010 and 2009, are as follows:

(in millions of dollars)	2010	2009
Pre-tax loss	$(0.2)	$(5.0)
Benefit for income taxes	—	(1.7)

Loss from discontinued operations	$(0.2)	$(3.3)

Net Loss

Net loss was $4.7 million, or $0.09 per diluted share, compared to a net loss of $7.0 million, or $0.13 per diluted share, in the prior-year quarter.

Segment Discussion

ACCO Brands Americas

Results

	Three Months Ended March 31,		Amount of Change
(in millions of dollars)	2010	2009	$	%
Net sales	$158.6	$157.7	$0.9	1%
Operating income	8.3	6.2	2.1	34%
Operating income margin	5.2%	3.9%		1.3	pts
Restructuring and other charges	—	0.3	(0.3)	(100)%

ACCO Brands Americas net sales increased $0.9 million, or 1%, to $158.6 million. The favorable impact from foreign currency translation increased sales by $5.1 million (3%). Geographically we saw growth in Latin America, offset by low-single-digit declines in the United States and Canada.

ACCO Brands Americas operating income increased $2.1 million, to $8.3 million, and operating income margin increased to 5.2% from 3.9% in the prior year period. The increase in operating income primarily reflects the impact of an improved gross margin from lower commodity costs, lower headcount and lower discretionary spending, partially offset by ($5.7 million) higher compensation expense resulting from base pay increases and the restoration of normal pay, management incentive accruals and retirement plan contributions.

ACCO Brands International

Results

	Three Months Ended March 31,		Amount of Change
(in millions of dollars)	2010	2009	$	%
Net sales	$112.5	$100.3	$12.2	12%
Operating income	10.2	5.6	4.6	82%
Operating income margin	9.1%	5.6%		3.5	pts
Restructuring and other charges	—	2.6	(2.6)	(100)%

ACCO Brands International net sales increased $12.2 million, or 12%, to $112.5 million. The favorable impact from foreign currency translation increased sales by $15.5 million (15%). Geographically sales in Europe declined as a percentage of sales mid single-digits, partially offset by modest volume growth in the Asia-Pacific region.

ACCO Brands International operating income increased $4.6 million to $10.2 million and operating income margin increased to 9.1% from 5.6% in the prior year period. The increase in operating income was primarily the result of no restructuring and other charges and lower product costs. These were impacted favorably in the current year and adversely in the prior year by commodity and currency volatility. The current year also benefited from completed cost reduction efforts, partially offset by increased selling costs.

Computer Products Group

Results

	Three Months Ended March 31,		Amount of Change
(in millions of dollars)	2010	2009	$	%
Net sales	$39.7	$35.4	$4.3	12%
Operating income	8.1	4.8	3.3	69%
Operating income margin	20.4%	13.6%		6.8	pts
Restructuring and other charges	—	0.5	(0.5)	(100)%

Computer Products net sales increased $4.3 million, or 12%, to $39.7 million. The increase reflects strong double-digit percentage growth in sales mainly from security products and growth in all markets, except Europe which declined high single-digits. The favorable impact of currency translation increased sales by $1.9 million (5%).

Operating income increased $3.3 million, or 69%, to $8.1 million, with operating income margins increasing to 20.4% from 13.6%. The increase in operating income was principally due to higher sales volumes and favorable product mix, partially offset by $1.0 million increased salary and management incentive expenses in the current year versus pay cuts and no incentive accruals in the prior year.

Liquidity and Capital Resources

Our primary liquidity needs are to service indebtedness, fund capital expenditures and support working capital requirements. Our principal sources of liquidity are cash flows from operating activities, cash and cash equivalents held and borrowings under our ABL Facility. We maintain adequate financing arrangements at market rates. Our priority for cash flow over the near term, after internal growth, is to fund the reduction of debt and invest in new products through both organic development and acquisitions.

Three months ended March 31, 2010 versus three months ended March 31, 2009

Cash Flow from Operating Activities

For the three months ended March 31, 2010, cash used by operating activities was $27.0 million, compared to $31.6 million in the prior year. The net loss for 2010 was $4.7 million and the net loss for 2009 was $7.0 million. Non-cash adjustments to net loss on a pre-tax basis in 2010 totaled $11.8 million compared to $14.4 million in 2009. Pre-tax net income adjusted for non-cash charges was $13.9 million in 2010 compared to $4.6 million in 2009.

	Three Months Ended
	March 31, 2010	March 31, 2009
Pre-tax Net Income/(Loss) – Continuing Operations	$2.3	$(4.8)
Pre-tax Net Income/(Loss) – Discontinued Operations	(0.2)	(5.0)

Pre-tax Net Income/(Loss)	2.1	(9.8)
Pre-tax Non-cash Charges	11.8	14.4

Pre-tax Net Income Adjusted for Non-cash Charges	$13.9	$4.6

The use of cash by operating activities of $27.0 million in 2010 includes interest payments of $33.5 million, contributions to the Company’s pension plans of $8.4 million and $3.4 million of payments associated with restructuring and integration activities. This was partially offset by a net source of $19.7 million that was generated from our operating working capital (accounts receivable, inventories and accounts payable). For the 2009 period, cash used by operations was $31.6 million, and includes interest payments of $19.8 million, contributions to the Company’s pension plans of $1.6 million and $9.9 million of payments associated with restructuring and integration activities, partially offset by a net source of $11.5 million that was generated from accounts receivable, inventories and accounts payable as we focused on right-sizing our operating working capital. During 2009, significant inventory reductions were achieved across our global businesses and our accounts receivable remained well-controlled as we responded to sales volume declines due to the economic downturn. Because of the inability of some of our suppliers to obtain credit insurance, we were required to pay certain suppliers on an accelerated schedule, offsetting some of our gains from working capital management.

The table below shows our cash flow from accounts receivable, inventories and accounts payable for the three months ended March 31, 2010 and 2009, respectively.

	Three Months Ended
	March 31, 2010	March 31, 2009
Accounts Receivable	$17.3	$25.6
Inventories	3.3	20.6
Accounts Payable	(0.9)	(34.7)

Total	$19.7	$11.5

Cash Flow from Investing Activities

Cash used by investing activities was $2.6 million and $2.4 million for the periods ended March 31, 2010 and 2009, respectively. Gross capital expenditures were $2.3 million and $1.8 million for the periods ended March 31, 2010 and 2009, respectively. The sale of discontinued operations during 2009 generated additional net cash proceeds of $0.3 million in 2010. Additional cash proceeds of $3.7 million and additional costs associated with the sale of approximately $5.6 million are expected to be paid at a future date.

Cash Flow from Financing Activities

Cash provided by financing activities was $14.8 million and $34.2 million for the three month periods ended March 31, 2010 and 2009, respectively. The decrease in cash provided by financing activities was primarily driven by improved cash management.

Compliance with Loan Covenants

Based on our borrowing base, as of March 31, 2010, the amount available for borrowings under the Company’s ABL Facility was $143.7 million (allowing for $16.0 million of letters of credit outstanding on that date). The Company’s ABL Facility would not be affected by a change in its credit rating.

As of and for the period ended March 31, 2010, the Company was in compliance with all applicable loan covenants.

Capitalization

We had approximately 54.8 million common shares outstanding as of March 31, 2010.

Adequacy of Liquidity Sources

The Company believes that cash flow from operations, its current cash balance and other sources of liquidity, including borrowings available under our ABL Facility will be adequate to support requirements for working capital, capital expenditures and to service indebtedness for the foreseeable future. The Company’s existing credit facilities would not be affected by a change in its credit rating.

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

See Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. There has been no material changes to Foreign Exchange Risk Management or Interest Rate Risk Management through the period ended March 31, 2010 or through the date of this report.

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

(b) Changes in Internal Control Over Financial Reporting.

There has been no change in the Company’s internal control over financial reporting that occurred during the three month period ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A - Risk Factors in our annual report on Form 10-K for the year ended December 31, 2009. The risk factors described in that annual report could materially adversely affect our business, financial condition or future results. The risks described in that annual report are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently consider immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Number	Description

10.1	Form of Amended and Restated 2005 Incentive Plan 2010-2012 Cash Based Award Agreement. *

10.2	Form of Amended and Restated 2005 Incentive Plan 2010-2012 Performance Stock Unit Award Agreement. *

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

*	Filed herewith.
**	Furnished herewith.

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
Thomas P. O’Neill, Jr.
Senior Vice President, Finance and Accounting (principal accounting officer)

May 7, 2010

EXHIBIT INDEX

Number	Description

10.1	Form of Amended and Restated 2005 Incentive Plan 2010-2012 Cash Based Award Agreement. *

10.2	Form of Amended and Restated 2005 Incentive Plan 2010-2012 Performance Stock Unit Award Agreement. *

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

*	Filed herewith.
**	Furnished herewith.