Form 10-Q
period 2010-06-30
ACCO BRANDS CORP
filed 2010-07-28
CIK 712034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

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

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of July 20, 2010, the registrant had outstanding 54,874,332 shares of Common Stock.

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

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ACCO Brands Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(in millions of dollars)	June 30, 2010	December 31, 2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$34.5	$43.6
Accounts receivable, net	239.2	259.9
Inventories	213.4	202.4
Deferred income taxes	8.5	9.8
Other current assets	28.2	21.4

Total current assets	523.8	537.1
Property, plant and equipment, net	164.9	181.1
Deferred income taxes	31.0	31.5
Goodwill	140.1	143.4
Identifiable intangibles, net	140.1	145.8
Other assets	64.1	67.9

Total assets	$1,064.0	$1,106.8

Liabilities and Stockholders’ Deficit
Current liabilities:
Notes payable to banks	$0.5	$0.5
Current portion of long-term debt	0.1	0.2
Accounts payable	110.6	101.0
Accrued compensation	16.7	18.9
Accrued customer program liabilities	60.8	74.6
Accrued interest	22.0	20.0
Other current liabilities	68.7	78.1
Liabilities of discontinued operations	1.9	5.6

Total current liabilities	281.3	298.9
Long-term debt	725.5	725.1
Deferred income taxes	85.3	86.6
Pension and post retirement benefit obligations	81.5	94.6
Other non-current liabilities	16.0	18.8

Total liabilities	1,189.6	1,224.0
Commitments and Contingencies - Note 16
Stockholders’ deficit:
Common stock	0.6	0.5
Treasury stock	(1.5)	(1.4)
Paid-in capital	1,399.4	1,397.0
Accumulated other comprehensive loss	(118.0)	(107.0)
Accumulated deficit	(1,406.1)	(1,406.3)

Total stockholders’ deficit	(125.6)	(117.2)

Total liabilities and stockholders’ deficit	$1,064.0	$1,106.8

See notes to condensed consolidated financial statements.

ACCO Brands Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(in millions of dollars, except per share data)	2010	2009	2010	2009
Net sales	$316.5	$303.8	$627.3	$597.2
Cost of products sold	217.5	215.0	433.1	426.3

Gross profit	99.0	88.8	194.2	170.9
Operating costs and expenses:
Advertising, selling, general and administrative expenses	71.7	64.4	143.6	129.0
Amortization of intangibles	1.7	1.9	3.5	3.6
Asset impairment charges	—	1.8	—	1.8
Restructuring (income) charges	(0.7)	9.7	(0.8)	12.1

Total operating costs and expenses	72.7	77.8	146.3	146.5

Operating income	26.3	11.0	47.9	24.4
Non-operating expense (income):
Interest expense, net	19.7	15.8	39.2	31.9
Equity in earnings of joint ventures	(1.1)	(0.4)	(2.3)	(0.7)
Other expense (income), net	0.3	(0.9)	1.3	1.5

Income (loss) from continuing operations before income taxes	7.4	(3.5)	9.7	(8.3)
Income tax expense	2.2	113.2	9.0	112.1

Income (loss) from continuing operations	5.2	(116.7)	0.7	(120.4)
Loss from discontinued operations, net of income taxes	(0.3)	(4.7)	(0.5)	(8.0)

Net income (loss)	$4.9	$(121.4)	$0.2	$(128.4)

Per share:
Basic earnings (loss) per share:
Income (loss) from continuing operations	$0.10	$(2.14)	$0.01	$(2.21)
Loss from discontinued operations	$(0.01)	$(0.09)	$(0.01)	$(0.15)
Basic earnings (loss) per share	$0.09	$(2.23)	$—	$(2.36)
Diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.09	$(2.14)	$0.01	$(2.21)
Loss from discontinued operations	$(0.01)	$(0.09)	$(0.01)	$(0.15)
Diluted earnings (loss) per share	$0.09	$(2.23)	$—	$(2.36)
Weighted average number of shares outstanding:
Basic	54.8	54.5	54.7	54.4
Diluted	56.6	54.5	56.6	54.4

See notes to condensed consolidated financial statements.

ACCO Brands Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(in millions of dollars)	2010	2009
Operating activities
Net income (loss) from continuing operations	$0.7	$(120.4)
Net loss from discontinued operations	(0.5)	(8.0)
Asset impairment and other non-cash charges	0.4	5.2
Loss (gain) on sale of assets	0.1	(1.2)
Depreciation	15.0	15.7
Amortization of debt issuance costs and bond discount	3.2	3.2
Amortization of intangibles	3.5	3.6
Stock-based compensation	2.4	1.7
Changes in balance sheet items:
Accounts receivable	10.4	38.4
Inventories	(16.1)	46.1
Other assets	(9.6)	9.1
Accounts payable	13.8	(52.6)
Accrued expenses and other liabilities	(24.9)	(45.3)
Accrued income taxes	3.3	103.6
Equity in earnings of joint ventures, net of dividends received	2.0	(0.5)

Net cash provided (used) by operating activities	3.7	(1.4)
Investing activities
Additions to property, plant and equipment	(4.9)	(4.4)
Assets acquired	(0.8)	(3.1)
(Payments) proceeds from the sale of discontinued operations	(3.7)	11.4
Proceeds from the disposition of assets	0.3	0.3

Net cash (used) provided by investing activities	(9.1)	4.2
Financing activities
Repayments of long-term debt	(0.1)	(8.2)
Borrowings (repayments) of short-term debt, net	(0.1)	19.1
Cost of debt issuance	(0.7)	(0.1)
Other	(0.1)	(0.3)

Net cash (used) provided by financing activities	(1.0)	10.5
Effect of foreign exchange rate changes on cash	(2.7)	1.6

Net increase (decrease) in cash and cash equivalents	(9.1)	14.9
Cash and cash equivalents
Beginning of period	43.6	18.1

End of period	$34.5	$33.0

See notes to condensed consolidated financial statements.

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

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

The condensed consolidated balance sheet as of June 30, 2010, the related condensed consolidated statements of operations for the three and six months ended June 30, 2010 and 2009 and the related condensed consolidated statements of cash flows for the six months ended June 30, 2010 and 2009 are unaudited. The December 31, 2009 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required annually by accounting principles generally accepted in the United States. In the opinion of management, all adjustments consisting of only normal recurring adjustments necessary for a fair presentation of the financial statements have been included. Interim results may not be indicative of results for a full year.

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

3. Long-term Debt and Short-term Borrowings

Notes payable and long-term debt consisted of the following at June 30, 2010 and December 31, 2009:

(in millions of dollars)	June 30, 2010	December 31, 2009
Senior Secured Notes, due March 2015, net of discount(1) (fixed interest rate of 10.625%)	$453.9	$453.3
U.S. Dollar Senior Subordinated Notes, due August 2015 (fixed interest rate of 7.625%)	271.3	271.3
Other borrowings	0.9	1.2

Total debt	726.1	725.8
Less: current portion	(0.6)	(0.7)

Total long-term debt	$725.5	$725.1

(1)	Represents unamortized original issue discount of $6.1 million, which is amortizable through March 15, 2015.

As of June 30, 2010, the amount available for borrowings under the Company’s senior secured asset-based revolving credit facility (the “ABL Facility”) was $158.6 million (allowing for $16.4 million of letters of credit outstanding on that date). There were no borrowings outstanding under the Company’s ABL Facility as of June 30, 2010.

Compliance with Loan Covenants

As of and for the period ended June 30, 2010, the Company was in compliance with all applicable loan covenants.

The Company’s ABL Facility would not be affected by a change in its credit rating.

4.	Pension and Other Retiree Benefits

The components of net periodic benefit cost for pension and postretirement plans for the three and six months ended June 30, 2010 and 2009 are as follows:

	Three Months Ended June 30,
	Pension Benefits				Postretirement
	U.S.		International		2010	2009
(in millions of dollars)	2010	2009	2010	2009
Service cost	$—	$—	$0.5	$0.7	$0.1	$0.1
Interest cost	2.3	2.1	3.5	3.4	0.1	0.2
Expected return on plan assets	(2.6)	(2.5)	(3.7)	(3.2)	—	—
Curtailment gain	—	—	—	(0.5)	—	—
Amortization of prior service cost	—	—	0.1	0.1	—	—
Amortization of net loss (gain)	0.7	0.3	1.2	0.8	(0.2)	(0.3)

Total net periodic benefit cost	$0.4	$(0.1)	$1.6	$1.3	$—	$—

	Six Months Ended June 30,
	Pension Benefits				Postretirement
	U.S.		International		2010	2009
(in millions of dollars)	2010	2009	2010	2009
Service cost	$—	$1.3	$1.1	$1.3	$0.1	$0.1
Interest cost	4.5	4.5	7.2	6.6	0.3	0.4
Expected return on plan assets	(5.2)	(5.3)	(7.5)	(6.1)	—	—
Curtailment gain	—	(1.0)	—	(0.5)	—	—
Amortization of prior service cost	—	—	0.1	0.1	—	—
Amortization of net loss (gain)	1.5	0.6	2.4	1.6	(0.4)	(0.5)

Total net periodic benefit cost	$0.8	$0.1	$3.3	$3.0	$—	$—

The Company expects to contribute approximately $14.6 million to its pension plans in 2010. For the six months ended June 30, 2010, the Company has contributed approximately $10.0 million to those plans.

U.S. Healthcare Reform Legislation

In March 2010, the President of the United States signed into law comprehensive health care reform legislation under the Patient Protection and Affordable Care Act and the Health Care Education and Affordability Reconciliation Act (the “Acts”). The Acts contain provisions that could impact the Company’s accounting for retiree medical benefits in future periods. However, the ultimate extent of that impact, if any, on the Company cannot be determined until final regulations are promulgated under the Acts and additional interpretations of the Acts become available. The Company will continue to assess the accounting implications of the Acts as related regulations and interpretations of the Acts become available. Based on the analysis to date of the provisions in the Acts for which the impacts are reasonably determinable, a re-measurement of the Company’s post-retirement plan liabilities is not required at this time.

5.	Stock - Based Compensation

The following table summarizes the Company’s stock-based compensation expense (including stock options, stock-settled stock appreciation rights (“SSARs”), restricted stock units (“RSUs”) and performance stock units (“PSUs”)) for the three and six months ended June 30, 2010 and 2009.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions of dollars)	2010	2009	2010	2009
Stock option expense	$0.1	$0.1	$0.2	$0.4
SSAR expense	0.1	0.1	0.1	0.1
RSU expense	1.1	0.5	1.6	1.0
PSU expense	0.3	0.1	0.5	0.2

Total	$1.6	$0.8	$2.4	$1.7

During the first quarter of 2010 the Company’s Board of Directors approved a stock compensation grant, which consisted of 742,500 PSUs for the three year performance period ending December 31, 2012. The Company’s Board of Directors approved additional grants of 17,875 PSUs during the second quarter. The Company recognizes compensation expense for its PSU awards ratably over the performance period based on management’s judgment of the likelihood that performance measures will be attained.

Stock-based compensation expense for the three and six months ended June 30, 2010 includes restricted stock units granted to non-employee directors of $0.6 million, which became fully vested on the grant date.

Unrecognized compensation expense related to unvested stock options, SSARs, RSUs and PSUs was approximately $0.3 million, $0.4 million, $2.1 million and $3.8 million, respectively, as of June 30, 2010. The unrecognized compensation expense related to stock options, SSARs, RSUs and PSUs will be recognized over a weighted-average period of 0.9 years, 1.9 years, 1.5 years and 2.5 years, respectively.

6.	Inventories

Inventories are stated at the lower of cost or market value. The components of inventories are as follows:

(in millions of dollars)	June 30, 2010	December 31, 2009
Raw materials	$29.5	$25.1
Work in process	5.7	5.0
Finished goods	178.2	172.3

Total inventories	$213.4	$202.4

7.	Goodwill and Identifiable Intangibles

As more fully described in the Company’s 2009 annual report on Form 10-K, the Company tests goodwill and indefinite-lived intangible assets for impairment at least annually, normally in the second quarter, and on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. The Company performed this assessment in the second quarter of 2010 and concluded that no impairment exists.

Goodwill

Changes in the net carrying amount of goodwill by segment were as follows:

(in millions of dollars)	ACCO Brands Americas	ACCO Brands International	Computer Products Group	Total
Balance at December 31, 2009	$89.0	$47.6	$6.8	$143.4
Translation	0.2	(3.5)	—	(3.3)

Balance at June 30, 2010	$89.2	$44.1	$6.8	$140.1

Goodwill	$220.1	$138.2	$6.8	$365.1
Accumulated impairment losses	(130.9)	(94.1)	—	(225.0)

Balance at June 30, 2010	$89.2	$44.1	$6.8	$140.1

Identifiable Intangible Assets

The gross carrying value and accumulated amortization by class of identifiable intangible assets as of June 30, 2010 and December 31, 2009 are as follows:

	June 30, 2010				December 31, 2009
(in millions of dollars)	Gross Carrying Amounts	Accumulated Amortization		Net Book Value	Gross Carrying Amounts	Accumulated Amortization		Net Book Value
Indefinite-lived intangible assets:
Trade names	$138.4	$(44.5	)(1)	$93.9	$139.7	$(44.5	)(1)	$95.2
Amortizable intangible assets:
Trade names	57.8	(23.7)		34.1	59.6	(23.6)		36.0
Customer and contractual relationships	26.4	(18.4)		8.0	26.9	(17.3)		9.6
Patents/proprietary technology	10.4	(6.3)		4.1	10.6	(5.6)		5.0

Subtotal	94.6	(48.4)		46.2	97.1	(46.5)		50.6

Total identifiable intangibles	$233.0	$(92.9)		$140.1	$236.8	$(91.0)		$145.8

(1)	Accumulated amortization prior to the adoption of authoritative guidance on goodwill and other intangible assets.

The Company’s intangible amortization expense was $1.7 million and $1.9 million for the three months ended June 30, 2010 and 2009, respectively, and $3.5 million and $3.6 million for the six months ended June 30, 2010 and 2009, respectively. Estimated 2010 amortization expense is $7.1 million, and is expected to decline by approximately $0.8 million for each of the five years following.

As of the end of the second quarter of 2009, in connection with its annual impairment test, the Company tested its other indefinite-lived intangibles, consisting of its indefinite-lived trade names. The analysis resulted in an impairment charge of $1.8 million, of which $0.9 million was recorded in the ACCO Brands Americas segment and $0.9 million was recorded in the ACCO Brands International segment.

8. Restructuring and Other Charges

Restructuring

The Company has initiated significant restructuring actions, which have resulted in the closure or consolidation of facilities that are engaged in manufacturing and distributing the Company’s products, primarily in North America and Europe. The Company’s cost reduction actions are now complete and no additional charges are anticipated in 2010. However, cash disbursements will continue throughout 2010 with respect to facilities no longer utilized by the business and certain remaining payments due under severance arrangements. The Company recorded income of $0.7 million and $0.8 million during the three and six months ended June 30, 2010, respectively, associated with the release of restructuring reserves no longer required, net of asset impairment charges. During the three and six months ended June 30, 2009, the Company recorded restructuring and asset impairment charges of $9.7 million and $12.1 million, respectively.

A summary of the activity in the restructuring accounts and a reconciliation of the liability for, and as of, the six months ended June 30, 2010 are as follows:

(in millions of dollars)	Balance at December 31, 2009	Total Provision	Cash Expenditures	Non-cash Items/ Currency Change	Balance at June 30, 2010
Employee termination costs	$8.0	$(1.4)	$(3.1)	$(0.5)	$3.0
Termination of lease agreements	4.4	0.1	(0.9)	(0.2)	3.4

Subtotal	12.4	(1.3)	(4.0)	(0.7)	6.4
Asset impairment/loss on disposal	—	0.5	—	(0.5)	—

Total rationalization of operations	$12.4	$(0.8)	$(4.0)	$(1.2)	$6.4

Management expects the $3.0 million employee termination costs to be substantially paid within the next twelve months. Cash payments associated with lease termination costs of $3.4 million are expected to continue until the last lease terminates in 2013.

Other Charges

In addition to the recognition of restructuring costs, the Company also recognized other charges in the prior year period that did not qualify as restructuring. These charges include redundant warehousing or storage costs during the transition to a new distribution center, equipment and other asset move costs, facility overhead and maintenance costs after exit, gains on the sale of exited facilities and employee retention incentives. Within cost of products sold on the Consolidated Statements of Operations for the three and six months ended June 30, 2009, these charges totaled $0.3 million and $1.7 million, respectively. Within advertising, selling, general and administrative expenses on the Consolidated Statements of Operations for the three months ended June 30, 2009, these charges totaled $0.2 million, and for the six months ended June 30, 2009, the Company recognized income of $0.2 million.

9. Income Taxes

For the three months ended June 30, 2010, the Company recorded income tax expense from continuing operations of $2.2 million on income before taxes of $7.4 million. Included in this amount is an out-of-period adjustment made to correct an error related to inaccurate calculations of deferred taxes at a foreign subsidiary. The correction of the error increased net income by $2.8 million through an increase in deferred tax assets and a corresponding reduction in income tax expense. The Company determined that the impact of the error was not significant to any current or prior individual period, and accordingly a restatement of prior period amounts was not determined to be necessary. In the second quarter of 2009 income tax expense from continuing operations was $113.2 million on a loss before taxes of $3.5 million. During the second quarter of 2009, the Company established a valuation allowance against its domestic deferred tax assets to reduce them to the value more likely than not to be realized with a corresponding non-cash charge of $108.1 million to the provision for income taxes. The effective tax rate for 2010 is 29.7%. The effective tax rate for 2010 is due to no tax benefit being provided on losses incurred in the U.S. and certain foreign jurisdictions where valuation reserves are recorded against future tax benefits, offset by the benefit of $2.8 million discussed above.

For the six months ended June 30, 2010, the Company recorded income tax expense from continuing operations of $9.0 million on income before taxes of $9.7 million. This compares to income tax expense from continuing operations of $112.1 million on a loss before taxes of $8.3 million. The high effective tax rate for 2010 is due to no tax benefit being provided on losses incurred in the U.S. and certain foreign jurisdictions where valuation reserves are recorded against future tax benefits, partially offset by the benefit of $2.8 million discussed above. During the second quarter of 2009 the Company recorded a non-cash charge of $108.1 million to establish a valuation allowance against its U.S. deferred tax assets.

The reconciliation of income taxes for the three and six months ended June 30, 2010 and 2009 computed at the U.S. federal statutory income tax rate to the Company’s effective income tax rate for continuing operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions of dollars)	2010	2009	2010	2009
Income tax expense (benefit) computed at U.S. statutory income tax rate	$2.6	$(1.2)	$3.4	$(2.9)
Increase of U.S. valuation allowance	3.0	117.2	8.4	117.2
Correction of prior period deferred taxes	(2.8)	—	(2.8)	—
Miscellaneous	(0.6)	(2.8)	—	(2.2)

Income taxes as reported	$2.2	$113.2	$9.0	$112.1

For the three months ended June 30, 2010, the Company recorded no income tax expense or benefit from discontinued operations, compared to income tax expense of $2.1 million in the prior year. For the six months ended June 30, 2010, the Company recorded no income tax expense or benefit from discontinued operations, compared to income tax expense of $0.4 million in the prior year.

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

10. Earnings per Share

Total outstanding shares as of June 30, 2010 and 2009 were 54.9 million and 54.5 million, respectively. The calculation of basic earnings per common share is based on the weighted average number of common shares outstanding in the year, or period, over which they were outstanding. The Company’s diluted earnings per common share assumes that any common shares outstanding were increased by shares that would be issued upon exercise of those stock units for which the average market price for the period exceeds the exercise price; less, the shares that could have been purchased by the Company with the related proceeds, including compensation expense measured but not yet recognized, net of tax. Due to the loss from continuing operations during the three and six months ended June 30, 2009, the denominator in the diluted earnings per share calculation does not include the effects of stock awards as it would result in a less dilutive computation. As a result, diluted earnings per share for the three and six months ended June 30, 2009 are the same as basic earnings per share.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2010	2009	2010	2009
Weighted average number of common shares outstanding — basic	54.8	54.5	54.7	54.4
Employee stock options	0.1	—	0.1	—
Stock-settled stock appreciation rights	1.5	—	1.6	—
Restricted stock units	0.2	—	0.2	—

Adjusted weighted-average shares and assumed conversions — diluted	56.6	54.5	56.6	54.4

The Company has dilutive shares related to its stock-based compensation programs. As of June 30, 2010 and 2009, approximately 4.9 million shares and 7.8 million shares, respectively, related to these programs were excluded from the calculation of diluted earnings per share as their inclusion would have been anti-dilutive.

11. Derivative Financial Instruments

The Company is exposed to various market risks, including changes in foreign currency exchange rates and interest rate changes. The Company enters into financial instruments to manage and reduce the impact of these risks, not for trading or speculative purposes. The counterparties to these financial instruments are major financial institutions. The Company continually monitors its foreign currency exposures in order to maximize the overall effectiveness of its foreign currency hedge positions. Principal currencies hedged include the U.S. dollar, Euro and Canadian dollar. The Company is subject to credit risk, which relates to the ability of counterparties to meet their contractual payment obligations or the potential non-performance by counterparties to financial instrument contracts. Management continues to closely monitor the status of the Company’s counterparties and will take action, as appropriate, to further manage its counterparty credit risk. There are no credit contingency features in our derivative financial instruments.

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

Forward currency contracts used to hedge foreign denominated inventory purchases are designated as a cash flow hedge. Unrealized gains and losses on these contracts for inventory purchases are deferred in other comprehensive income until the contracts are settled and the underlying hedged transactions are recognized, at which time the deferred gains or losses will be reported in the

“Cost of products sold” line in the condensed consolidated statements of operations. As of June 30, 2010 and December 31, 2009, the Company had cash flow designated foreign exchange contracts outstanding with a U.S. dollar equivalent notional value of $61.7 million and $61.9 million, respectively.

Forward currency contracts used to hedge foreign denominated intercompany loans are not designated as hedging instruments. Gains and losses on these derivative instruments are recognized within Other (income) expense, net in the Condensed Consolidated Statements of Operations and are largely offset by the changes in the fair value of the hedged item. As of June 30, 2010 and December 31, 2009, the Company had undesignated foreign exchange contracts outstanding with a U.S. dollar equivalent notional value of $79.3 million and $124.6 million, respectively.

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

Hedge of Net Investment in Foreign Operations

Through the end of the third quarter of 2009, the Company had designated third-party term borrowings as a hedge against the exposure of changes in the underlying foreign currency denominated subsidiary net assets. The effective portion of the change in fair value of net investment hedges was recorded in the cumulative translation adjustment account within accumulated other comprehensive income. As of June 30, 2010, the Company did not have term debt designated as net investment hedges.

The following table summarizes the fair value of the Company’s derivative financial instruments as of June 30, 2010 and December 31, 2009, respectively.

	Fair Value of Derivative Instruments
	Derivative Assets			Derivative Liabilities
(in millions of dollars)	Balance Sheet Location	June 30, 2010	Dec. 31, 2009	Balance Sheet Location	June 30, 2010	Dec. 31, 2009
Derivatives designated as hedging instruments:
Foreign exchange contracts	Other current assets	$2.7	$0.2	Other current liabilities	$0.5	$1.0
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current assets	0.2	1.8	Other current liabilities	1.6	1.0

Total derivatives		$2.9	$2.0		$2.1	$2.0

The following table summarizes the pre-tax effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations for the three and six months ended June 30, 2010 and 2009, respectively.

	The Effect of Derivative Instruments in Cash Flow Hedging Relationships on the Consolidated Statements of Operations for the Three Months Ended June 30, 2010 and 2009
(in millions of dollars)	Amount of (Gain) Loss Recognized in OCI (Effective Portion)		Location of (Gain) Loss Reclassified from OCI to Income	Amount of (Gain) Loss Reclassified from AOCI to Income (Effective Portion)		Location of (Gain) Loss Recognized in Income	Amount of (Gain) Loss Recognized in Income (Ineffective Portion)
	2010	2009		2010	2009		2010	2009
Cash flow hedges:
Foreign exchange contracts	$(2.5)	$3.3	Cost of products sold	$(0.9)	$(1.3)
Net investment hedges:
Cross-currency swap	—	14.2				Interest expense, net	$—	$(0.5)
Net investment in foreign operations	—	2.2				Other (income)/ expense	—	0.3

Total	$(2.5)	$19.7		$(0.9)	$(1.3)		$—	$(0.2)

	The Effect of Derivative Instruments in Cash Flow Hedging Relationships on the Consolidated Statements of Operations for the Six Months Ended June 30, 2010 and 2009
(in millions of dollars)	Amount of (Gain) Loss Recognized in OCI (Effective Portion)		Location of (Gain) Loss Reclassified from OCI to Income	Amount of (Gain) Loss Reclassified from AOCI to Income (Effective Portion)		Location of (Gain) Loss Recognized in Income	Amount of (Gain) Loss Recognized in Income (Ineffective Portion)
	2010	2009		2010	2009		2010	2009
Cash flow hedges:
Foreign exchange contracts	$(3.3)	$3.1	Cost of products sold	$(0.6)	$(3.8)
Net investment hedges:
Cross-currency swap	—	(0.1)				Interest expense, net	$—	$(1.0)
Net investment in foreign operations	—	4.9				Other (income)/ expense	—	0.3

Total	$(3.3)	$7.9		$(0.6)	$(3.8)		$—	$(0.7)

	The Effect of Derivatives Not Designated as Hedging Instruments on the Consolidated Statements of Operations
	Location of (Gain) Loss Recognized in Income on Derivatives	Amount of (Gain) Loss Recognized in Income Three Months Ended June 30,		Amount of (Gain) Loss Recognized in Income Six Months Ended June 30,
(in millions of dollars)		2010	2009	2010	2009
Foreign exchange contracts	Other (income)/expense	$(0.3)	$(1.0)	$(4.2)	$(4.7)

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

The Company utilizes the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company has determined that its financial assets and liabilities are Level 2 in the fair value hierarchy. The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
Assets:
Forward currency contracts	$2.9	$2.0
Liabilities:
Forward currency contracts	$2.1	$2.0

The Company’s forward currency contracts are included in Other Current Assets or Other Current Liabilities and mature within 12 months. The forward foreign currency exchange contracts are primarily valued based on the foreign currency spot and forward rates quoted by the banks or foreign currency dealers. As such, these derivative instruments are classified within Level 2.

The fair values of cash and cash equivalents, notes payable to banks, accounts receivable and accounts payable approximate carrying amounts due principally to their short maturities. The carrying amount of total debt was $726.1 million and $725.8 million and the estimated fair value of total debt was $756.0 million and $770.2 million at June 30, 2010 and December 31, 2009, respectively. The fair values are determined from quoted market prices, where available, and from investment bankers using current interest rates considering credit ratings and the remaining terms of maturity.

13. Comprehensive Loss

Comprehensive loss is defined as net income (loss) and other changes in stockholders’ equity from transactions and other events from sources other than stockholders. The table below presents total comprehensive loss for the three and six months ended June 30, 2010 and 2009, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions of dollars)	2010	2009	2010	2009
Net income (loss)	$4.9	$(121.4)	$0.2	$(128.4)
Other comprehensive income (loss), net of tax
Derivative instruments, net of tax	1.1	(2.8)	2.5	(4.2)
Amortization of costs associated with pension and post- retirement benefit obligations, net of tax	1.7	(3.8)	6.5	5.3
Currency translation adjustments	(17.0)	22.4	(20.0)	23.0

Other comprehensive income (loss)	(14.2)	15.8	(11.0)	24.1

Comprehensive loss	$(9.3)	$(105.6)	$(10.8)	$(104.3)

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

Financial information by reportable segment is set forth below.

Net sales by business segment are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions of dollars)	2010	2009	2010	2009
ACCO Brands Americas	$169.9	$162.0	$328.5	$319.7
ACCO Brands International	104.5	102.7	217.0	203.0
Computer Products Group	42.1	39.1	81.8	74.5

Net sales	$316.5	$303.8	$627.3	$597.2

Operating income by business segment is as follows (1) :

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions of dollars)	2010	2009	2010	2009
ACCO Brands Americas	$14.4	$5.6	$22.7	$11.8
ACCO Brands International	6.2	1.2	16.4	6.8
Computer Products Group	10.7	7.9	18.8	12.7

Subtotal	31.3	14.7	57.9	31.3
Corporate	(5.0)	(3.7)	(10.0)	(6.9)

Operating income	26.3	11.0	47.9	24.4
Interest expense	19.7	15.8	39.2	31.9
Equity in earnings of joint ventures	(1.1)	(0.4)	(2.3)	(0.7)
Other (income) expense, net	0.3	(0.9)	1.3	1.5

Income (loss) from continuing operations before income taxes	$7.4	$(3.5)	$9.7	$(8.3)

(1)	Operating income as presented in the segment table above is defined as i) net sales; ii) less cost of products sold; iii) less advertising, selling, general and administrative expenses; iv) less amortization of intangibles; v) less restructuring and v) asset impairment charges.

15. Joint Venture Investments

Summarized below is financial information for the Company’s joint ventures, which are accounted for under the equity method. Accordingly, the Company has recorded its proportionate share of earnings or losses on the line entitled, “Equity in earnings of joint ventures” in the Condensed Consolidated Statements of Operations.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions of dollars)	2010	2009	2010	2009
Net sales	$35.0	$29.1	$69.9	$55.8
Gross profit	19.5	13.9	38.8	27.8
Operating income	3.5	1.5	7.4	2.5
Net income	2.3	0.7	4.8	1.3

(in millions of dollars)	June 30, 2010	December 31, 2009
Current assets	$63.9	$78.0
Non-current assets	33.2	35.2
Current liabilities	29.4	36.3
Non-current liabilities	22.4	25.0

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

Environmental

The Company is subject to laws and regulations relating to the protection of the environment. While it is not possible to quantify with certainty the potential impact of actions regarding environmental matters, particularly remediation and other compliance efforts that the Company’s subsidiaries may undertake in the future, in the opinion of management, compliance with the present environmental protection laws, before taking into account any estimated recoveries from third parties, will not have a material adverse effect on the results of operations, cash flows or financial condition of the Company.

17. Discontinued Operations

The financial statement caption “discontinued operations” includes the results of the Company’s former commercial print finishing business. This business was sold during the second quarter of 2009. During the six months ended June 30, 2010, the Company recorded a loss of $0.5 million related to the settlement of litigation accruals attributable to the wind-down of the discontinued operations.

The operating results and financial position of discontinued operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2010	2009	2010	2009 (1)
Operating Results:
Net sales	$—	$11.9	$—	$29.4
Pre-tax loss	—	(3.8)	(0.3)	(8.8)
Provision for income taxes	—	1.9	—	0.2
(Loss) gain on sale, net of tax	(0.3)	1.0	(0.2)	1.0

Loss from discontinued operations	$(0.3)	$(4.7)	$(0.5)	$(8.0)

Per share:
Basic loss from discontinued operations	$(0.01)	$(0.09)	$(0.01)	$(0.15)

Diluted loss from discontinued operations	$(0.01)	$(0.09)	$(0.01)	$(0.15)

(1)	During the first quarter of 2009, the Company recorded an impairment charge of $3.3 million ($1.8 million after-tax) to reflect a change in the estimate of fair value less the cost to dispose of its commercial print finishing business.

(in millions of dollars)	June 30, 2010	December 31, 2009
Financial Position:
Current assets	$—	$—
Long-term assets	—	—

Total assets	$—	$—

Current liabilities	$1.9	$5.6
Long-term liabilities	—	—

Total liabilities	$1.9	$5.6

Remaining liabilities related to discontinued operations consist principally of litigation accruals and severance costs.

18. Condensed Consolidated Financial Information

The Company’s 100% owned domestic subsidiaries have jointly and severally, fully and unconditionally, guaranteed our existing Senior Secured Notes and Senior Subordinated Notes. Rather than filing separate financial statements for each guarantor subsidiary with the Securities and Exchange Commission, the Company has elected to present the following consolidating financial statements, which detail the results of operations for the three and six months ended June 30, 2010 and 2009, cash flows for the six months ended June 30, 2010 and 2009 and financial position as of June 30, 2010 and December 31, 2009 of the Company and its guarantor and non-guarantor subsidiaries (in each case carrying investments under the equity method), and the eliminations necessary to arrive at the reported consolidated financial statements of the Company.

Condensed Consolidating Balance Sheets (Unaudited)

	June 30, 2010
(in millions of dollars)	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$18.7	$(4.9)	$20.7	$—	$34.5
Accounts receivable, net	—	89.8	149.4	—	239.2
Inventories	—	111.5	101.9	—	213.4
Receivables from affiliates	233.2	60.0	39.0	(332.2)	—
Deferred income taxes	2.2	—	6.3	—	8.5
Other current assets	0.5	14.2	13.5	—	28.2

Total current assets	254.6	270.6	330.8	(332.2)	523.8
Property, plant and equipment, net	1.5	90.6	72.8	—	164.9
Deferred income taxes	18.9	—	12.1	—	31.0
Goodwill	—	73.0	67.1	—	140.1
Identifiable intangibles, net	58.0	55.7	26.4	—	140.1
Other assets	25.0	5.5	33.6	—	64.1
Investments in, long-term receivables from, affiliates	586.1	759.4	200.0	(1,545.5)	—

Total assets	$944.1	$1,254.8	$742.8	$(1,877.7)	$1,064.0

Liabilities and Stockholders’ (Deficit) Equity
Current liabilities
Notes payable to banks	$—	$—	$0.5	$—	$0.5
Current portion of long-term debt	—	0.1	—	—	0.1
Accounts payable	—	59.5	51.1	—	110.6
Accrued compensation	0.8	5.3	10.6	—	16.7
Accrued customer program liabilities	—	21.7	39.1	—	60.8
Accrued interest	22.0	—	—	—	22.0
Other current liabilities	0.6	25.1	43.0	—	68.7
Payables to affiliates	62.2	435.0	268.6	(765.8)	—
Liabilities of discontinued operations	—	0.9	1.0	—	1.9

Total current liabilities	85.6	547.6	413.9	(765.8)	281.3
Long-term debt	725.1	0.4	—	—	725.5
Long-term notes payable to affiliates	178.2	16.4	1.4	(196.0)	—
Deferred income taxes	74.0	—	11.3	—	85.3
Pension and post-retirement benefit obligations	5.1	41.0	35.4	—	81.5
Other non-current liabilities	1.7	5.4	8.9	—	16.0

Total liabilities	1,069.7	610.8	470.9	(961.8)	1,189.6
Stockholders’ (deficit) equity
Common stock	0.6	562.2	76.0	(638.2)	0.6
Treasury stock	(1.5)	—	—	—	(1.5)
Paid-in capital	1,399.4	689.7	335.2	(1,024.9)	1,399.4
Accumulated other comprehensive loss	(118.0)	(48.7)	(34.0)	82.7	(118.0)
Accumulated deficit	(1,406.1)	(559.2)	(105.3)	664.5	(1,406.1)

Total stockholders’ (deficit) equity	(125.6)	644.0	271.9	(915.9)	(125.6)

Total liabilities and stockholders’ (deficit) equity	$944.1	$1,254.8	$742.8	$(1,877.7)	$1,064.0

Condensed Consolidating Balance Sheets

	December 31, 2009
(in millions of dollars)	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$14.2	$(1.5)	$30.9	$—	$43.6
Accounts receivable, net	—	89.4	170.5	—	259.9
Inventories	—	106.4	96.0	—	202.4
Receivables from affiliates	314.2	74.3	36.9	(425.4)	—
Deferred income taxes	2.2	—	7.6	—	9.8
Other current assets	2.7	7.3	11.4	—	21.4

Total current assets	333.3	275.9	353.3	(425.4)	537.1
Property, plant and equipment, net	1.6	97.9	81.6	—	181.1
Deferred income taxes	18.8	—	12.7	—	31.5
Goodwill	—	93.4	50.0	—	143.4
Identifiable intangibles, net	58.0	57.8	30.0	—	145.8
Other assets	25.9	4.6	37.4	—	67.9
Investments in, long-term receivables from, affiliates	510.9	854.9	200.0	(1,565.8)	—

Total assets	$948.5	$1,384.5	$765.0	$(1,991.2)	$1,106.8

Liabilities and Stockholders’ (Deficit) Equity
Current liabilities
Notes payable to banks	$—	$—	$0.5	$—	$0.5
Current portion of long-term debt	—	0.1	0.1	—	0.2
Accounts payable	—	54.8	46.2	—	101.0
Accrued compensation	2.6	4.6	11.7	—	18.9
Accrued customer program liabilities	—	27.8	46.8	—	74.6
Accrued interest	20.0	—	—	—	20.0
Other current liabilities	1.9	29.6	46.6	—	78.1
Payables to affiliates	63.9	497.7	293.5	(855.1)	—
Liabilities of discontinued operations	—	4.5	1.1	—	5.6

Total current liabilities	88.4	619.1	446.5	(855.1)	298.9
Long-term debt	724.7	0.4	—	—	725.1
Long-term notes payable to affiliates	178.2	16.4	1.6	(196.2)	—
Deferred income taxes	67.8	3.8	15.0	—	86.6
Pension and other post-retirement obligations	5.1	48.8	40.7	—	94.6
Other non-current liabilities	1.5	5.8	11.5	—	18.8

Total liabilities	1,065.7	694.3	515.3	(1,051.3)	1,224.0
Stockholders’ (deficit) equity
Common stock	0.5	562.2	76.0	(638.2)	0.5
Treasury stock	(1.4)	—	—	—	(1.4)
Paid-in capital	1,397.0	661.4	303.9	(965.3)	1,397.0
Accumulated other comprehensive loss	(107.0)	(50.1)	(21.7)	71.8	(107.0)
Accumulated deficit	(1,406.3)	(483.3)	(108.5)	591.8	(1,406.3)

Total stockholders’ (deficit) equity	(117.2)	690.2	249.7	(939.9)	(117.2)

Total liabilities and stockholders’ (deficit) equity	$948.5	$1,384.5	$765.0	$(1,991.2)	$1,106.8

Condensed Consolidating Income Statements (Unaudited)

	Three months ended June 30, 2010
(in millions of dollars)	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Unaffiliated sales	$—	$157.6	$158.9	$—	$316.5
Affiliated sales	—	4.9	1.3	(6.2)	—

Net sales	—	162.5	160.2	(6.2)	316.5
Cost of products sold	—	115.9	107.8	(6.2)	217.5

Gross profit	—	46.6	52.4	—	99.0
Advertising, selling, general and administrative expenses	5.7	33.6	32.4	—	71.7
Amortization of intangibles	—	1.0	0.7	—	1.7
Restructuring charges (income)	—	(0.3)	(0.4)	—	(0.7)

Operating (loss) income	(5.7)	12.3	19.7	—	26.3
Interest (income) expense from affiliates	(0.3)	—	0.3	—	—
Interest expense	19.5	—	0.2	—	19.7
Equity in (earnings) losses of joint ventures	—	0.1	(1.2)	—	(1.1)
Other (income) expense, net	0.1	(4.2)	4.4	—	0.3

(Loss) income before taxes and earnings of wholly owned subsidiaries	(25.0)	16.4	16.0	—	7.4
Income tax expense	1.5	—	0.7	—	2.2

Income (loss) from continuing operations	(26.5)	16.4	15.3	—	5.2
Loss from discontinued operations, net of income taxes	—	(0.3)	—	—	(0.3)

Income (loss) before earnings of wholly owned subsidiaries	(26.5)	16.1	15.3	—	4.9
Earnings of wholly owned subsidiaries	31.4	14.0	—	(45.4)	—

Net income (loss)	$4.9	$30.1	$15.3	$(45.4)	$4.9

	Three months ended June 30, 2009
(in millions of dollars)	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Unaffiliated sales	$—	$150.5	$153.3	$—	$303.8
Affiliated sales	—	6.0	0.8	(6.8)	—

Net sales	—	156.5	154.1	(6.8)	303.8
Cost of products sold	—	117.1	104.7	(6.8)	215.0

Gross profit	—	39.4	49.4	—	88.8
Advertising, selling, general and administrative expenses	4.3	29.7	30.4	—	64.4
Amortization of intangibles	—	1.1	0.8	—	1.9
Restructuring charges	—	3.3	6.4	—	9.7
Asset impairment charges	—	0.8	1.0	—	1.8

Operating (loss) income	(4.3)	4.5	10.8	—	11.0
Interest (income) expense from affiliates	0.1	(0.1)	—	—	—
Interest expense	10.9	2.3	2.6	—	15.8
Equity in (earnings) losses of joint ventures	—	0.1	(0.5)	—	(0.4)
Other income, net	(0.1)	(0.5)	(0.3)	—	(0.9)

Income (loss) before taxes and earnings of wholly owned subsidiaries	(15.2)	2.7	9.0	—	(3.5)
Income tax expense (benefit)	100.9	(1.3)	13.6	—	113.2

Income (loss) from continuing operations	(116.1)	4.0	(4.6)	—	(116.7)
Income (loss) from discontinued operations, net of income taxes	—	(19.1)	14.4	—	(4.7)

Income (loss) before earnings of wholly owned subsidiaries	(116.1)	(15.1)	9.8	—	(121.4)
Earnings of wholly owned subsidiaries	(5.3)	(16.6)	—	21.9	—

Net income (loss)	$(121.4)	$(31.7)	$9.8	$21.9	$(121.4)

Condensed Consolidating Income Statements (Unaudited)

	Six months ended June 30, 2010
(in millions of dollars)	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Unaffiliated sales	$—	$300.8	$326.5	$—	$627.3
Affiliated sales	—	9.5	2.4	(11.9)	—

Net sales	—	310.3	328.9	(11.9)	627.3
Cost of products sold	—	222.9	222.1	(11.9)	433.1

Gross profit	—	87.4	106.8	—	194.2
Advertising, selling, general and administrative expenses	11.2	68.7	63.7	—	143.6
Amortization of intangibles	—	2.0	1.5	—	3.5
Restructuring charges (income)	—	(0.4)	(0.4)	—	(0.8)

Operating (loss) income	(11.2)	17.1	42.0	—	47.9
Interest (income) expense from affiliates	(0.7)	—	0.7	—	—
Interest expense	38.9	—	0.3	—	39.2
Equity in (earnings) losses of joint ventures	—	0.2	(2.5)	—	(2.3)
Other (income) expense, net	—	(8.5)	9.8	—	1.3

(Loss) income before taxes and earnings of wholly owned subsidiaries	(49.4)	25.4	33.7	—	9.7
Income tax expense	3.1	—	5.9	—	9.0

Income (loss) from continuing operations	(52.5)	25.4	27.8	—	0.7
Income (loss) from discontinued operations, net of income taxes	—	(0.7)	0.2	—	(0.5)

Income (loss) before earnings of wholly owned subsidiaries	(52.5)	24.7	28.0	—	0.2
Earnings of wholly owned subsidiaries	52.7	25.2	—	(77.9)	—

Net income (loss)	$0.2	$49.9	$28.0	$(77.9)	$0.2

	Six months ended June 30, 2009
(in millions of dollars)	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Unaffiliated sales	$—	$294.1	$303.1	$—	$597.2
Affiliated sales	—	12.0	2.1	(14.1)	—

Net sales	—	306.1	305.2	(14.1)	597.2
Cost of products sold	—	232.0	208.4	(14.1)	426.3

Gross profit	—	74.1	96.8	—	170.9
Advertising, selling, general and administrative expenses	8.0	61.8	59.2	—	129.0
Amortization of intangibles	—	2.0	1.6	—	3.6
Restructuring charges	0.1	2.8	9.2	—	12.1
Asset impairment charges	—	0.8	1.0	—	1.8

Operating (loss) income	(8.1)	6.7	25.8	—	24.4
Interest (income) expense from affiliates	0.2	(0.3)	0.1	—	—
Interest expense	22.5	5.0	4.4	—	31.9
Equity in (earnings) losses of joint ventures	—	0.1	(0.8)	—	(0.7)
Other (income) expense, net	0.7	(3.4)	4.2	—	1.5

Income (loss) before taxes and earnings of wholly owned subsidiaries	(31.5)	5.3	17.9	—	(8.3)
Income tax expense (benefit)	96.7	(0.9)	16.3	—	112.1

Income (loss) from continuing operations	(128.2)	6.2	1.6	—	(120.4)
Income (loss) from discontinued operations, net of income taxes	—	(22.5)	14.5	—	(8.0)

Income (loss) before earnings of wholly owned subsidiaries	(128.2)	(16.3)	16.1	—	(128.4)
Earnings of wholly owned subsidiaries	(0.2)	(16.0)	—	16.2	—

Net income (loss)	$(128.4)	$(32.3)	$16.1	$16.2	$(128.4)

Condensed Consolidating Statement of Cash Flows (Unaudited)

	Six Months Ended June 30, 2010
(in millions of dollars)	Parent	Guarantors	Non-Guarantors	Consolidated
Net cash (used) provided by operating activities	$(43.9)	$12.7	$34.9	$3.7

Investing activities:
Additions to property, plant and equipment	—	(1.7)	(3.2)	(4.9)
Assets acquired	—	(0.8)	—	(0.8)
Proceeds from the sale of discontinued operations	—	(4.9)	1.2	(3.7)
Proceeds from the disposition of assets	—	—	0.3	0.3

Net cash used by investing activities	—	(7.4)	(1.7)	(9.1)
Financing activities:
Intercompany financing	47.8	(31.8)	(16.0)	—
Net dividends	1.4	23.1	(24.5)	—
Repayments of long-term debt	—	—	(0.1)	(0.1)
Repayments of short-term debt, net	—	—	(0.1)	(0.1)
Cost of debt issuance	(0.7)	—	—	(0.7)
Other	(0.1)	—	—	(0.1)

Net cash provided (used) by financing activities	48.4	(8.7)	(40.7)	(1.0)
Effect of foreign exchange rate changes on cash	—	—	(2.7)	(2.7)
Net increase (decrease) in cash and cash equivalents	4.5	(3.4)	(10.2)	(9.1)
Cash and cash equivalents at the beginning of the period	14.2	(1.5)	30.9	43.6

Cash and cash equivalents at the end of the period	$18.7	$(4.9)	$20.7	$34.5

	Six Months Ended June 30, 2009
(in millions of dollars)	Parent	Guarantors	Non-Guarantors	Consolidated
Net cash (used) provided by operating activities	$(22.3)	$4.8	$16.1	$(1.4)

Investing activities:
Additions to property, plant and equipment	(0.2)	(2.2)	(2.0)	(4.4)
Assets acquired	(1.9)	(0.7)	(0.5)	(3.1)
Proceeds from the sale of discontinued operations	—	2.1	9.3	11.4
Proceeds from the disposition of assets	—	—	0.3	0.3

Net cash (used) provided by investing activities	(2.1)	(0.8)	7.1	4.2
Financing activities:
Intercompany financing	26.4	(1.3)	(25.1)	—
Net dividends	—	2.0	(2.0)	—
Borrowings of short-term debt, net	1.9	—	17.2	19.1
Repayments of long-term debt	(0.9)	—	(7.3)	(8.2)
Cost of debt issuance	(0.1)	—	—	(0.1)
Other	(0.3)	—	—	(0.3)

Net cash provided (used) by financing activities	27.0	0.7	(17.2)	10.5
Effect of foreign exchange rate changes on cash	—	—	1.6	1.6
Net increase in cash and cash equivalents	2.6	4.7	7.6	14.9
Cash and cash equivalents at the beginning of the period	0.5	(0.8)	18.4	18.1

Cash and cash equivalents at the end of the period	$3.1	$3.9	$26.0	$33.0

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The majority of our office products are used by businesses. Most end-users of our products purchase them from our customers, which include commercial contract stationers, retail superstores, wholesalers, resellers, mail order and internet catalogs, mass merchandisers, club stores and dealers. We also supply certain of our products directly to commercial end-users and to the educational market. Historically we have targeted the premium-end of the product categories in which we compete. However, we also supply private label products for our customers where we believe we have an economic advantage or where it is necessary to merchandise a complete category.

Our leading brand positions provide the scale to enable us to invest in product innovations and drive market growth across our product categories. In addition, the expertise we use to satisfy the exacting technical specifications of our more demanding commercial customers is in many instances the basis for expanding our products and innovations to consumer products.

Our current strategy centers on a combination of growing sales and market share while generating acceptable profitability and returns. Specifically, we have substantially reduced our operating expenses and seek to leverage our platform for organic growth through marketing and merchandising aimed at enhanced consumer understanding, disciplined category expansion including broader product penetration and possible strategic transactions and continued cost realignment. To achieve these goals, we plan to continue execution of the following strategies: (1) invest in research, marketing and innovation, (2) penetrate the full product spectrum of our categories and (3) opportunistically pursue strategic transactions.

Management’s discussion and analysis of financial condition and results of operations for the three and six months ended June 30, 2010 and 2009, should be read in conjunction with the condensed consolidated financial statements of ACCO Brands Corporation and the accompanying notes contained therein. Unless otherwise noted, the following discussion pertains only to our continuing operations.

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

As much of our business is conducted in foreign markets (approximately 51% of revenues for the fiscal year ended December 31, 2009), foreign currency plays a major role in our reported results. Additionally, a significant portion of the products we sell in international markets are sourced from Asia and are paid for in U.S. dollars; therefore, fluctuations in exchange rates can materially impact the profitability of our international operations. The impact is largely dependent on the transaction timing and magnitude during the period that the currency fluctuates. A significant portion of these purchases are hedged with forward foreign currency contracts, which delays much of the effect of a fluctuating U.S. dollar in the short term. During the second half of 2009, the U.S. dollar weakened against major non-U.S. currencies positively impacting the cost of products sold by our non-U.S. businesses during the first half of 2010. In addition, the first six months of 2010 benefited from favorable foreign exchange translation on its non-U.S.

performance relative to the prior year. During the second quarter of 2010 the U.S. dollar strengthened relative to most major non-U.S. currencies. If sustained at current levels, strengthening of the U.S. dollar will adversely affect our cost of goods sold in non-U.S. markets during the second half of this fiscal year.

During the first half of 2010, the cost of certain commodities essential to our business also increased, the effect of which will also negatively impact our cost of goods sold in the second half of 2010. We continue to monitor commodity costs and work with our suppliers and customers to negotiate balanced and fair pricing and cost arrangements that best reflect the current economic environment. Select price increases have also been communicated to our customers which will take effect during the third quarter of 2010; however, these price increases will only partially offset the increased commodity cost impact. The Company currently plans to seek additional price increases in the first quarter of 2011 which are intended to recoup much of, if not all of, the cost increases incurred and expected to be incurred in 2010.

The Company does not anticipate incurring restructuring and integration charges in 2010, but will adjust outstanding reserve estimates as necessary. Cash payments related to the Company’s restructuring and integration activities amounted to $5.5 million (excluding capital expenditures) during the first six months of 2010. It is expected that additional disbursements of $3.5 million will be completed by the end of 2010 as the Company spends amounts accrued on the balance sheet. Any residual cash payments beyond 2010 are anticipated to be offset by expected proceeds from real estate held for sale. As our cash outlays associated with our restructuring initiatives are approaching completion, we expect to increase our ability to reduce debt and take other actions that build future shareholder value.

The year-over-year comparative results were impacted by $9.6 million and $18.7 million of additional salary, management incentive and employee benefits expense for the three and six months ended June 30, 2010, respectively, whereas the prior year benefited from temporary salary reductions and suspension of certain benefit plans in the U.S.

The Company funds liquidity needs for capital investment, working capital and other financial commitments through cash flow from continuing operations and its $175.0 million ABL Facility. Based on our borrowing base, as of June 30, 2010, approximately $158.6 million remained available for borrowing under our ABL Facility, which expires in September 2013.

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

Three Months Ended June 30, 2010 versus June 30, 2009

Results

The following table presents the Company’s results for the three months ended June 30, 2010 and 2009, respectively.

	Three Months Ended June 30,		Amount of Change
(in millions of dollars)	2010	2009	$	%
Net sales	$316.5	$303.8	$12.7	4%
Cost of products sold	217.5	215.0	2.5	1%
Gross profit	99.0	88.8	10.2	11%
Gross profit margin	31.3%	29.2%		2.1pts
Advertising, selling, general and administrative expenses	71.7	64.4	7.3	11%
Amortization of intangibles	1.7	1.9	(0.2)	(11)%
Restructuring charges (income)	(0.7)	9.7	(10.4)	(107)%
Asset impairment charges	—	1.8	(1.8)	(100)%
Operating income	26.3	11.0	15.3	139%
Operating income margin	8.3%	3.6%		4.7pts
Interest expense, net	19.7	15.8	3.9	25%
Equity in earnings of joint ventures	(1.1)	(0.4)	(0.7)	(175)%
Other (income) expense, net	0.3	(0.9)	1.2	133%
Income tax expense	2.2	113.2	(111.0)	(98)%
Effective tax rate	29.7%	NM		NM
Income (loss) from continuing operations	5.2	(116.7)	121.9	104%
Loss from discontinued operations, net of income taxes	(0.3)	(4.7)	4.4	94%
Net income (loss)	4.9	(121.4)	126.3	104%

Net Sales

Net sales increased $12.7 million, or 4%, to $316.5 million led by solid performance in the Computer Products Group and office products sales in North America. All segments reported volume increases in the low to mid single-digits. In addition, the weaker U.S. dollar relative to the prior year favorably impacted sales by 2%, or $5.6 million.

Cost of Products Sold

Cost of products sold includes all manufacturing, product sourcing and freight and distribution costs, including depreciation related to assets used in the manufacturing and distribution process, inbound and outbound freight, shipping and handling costs, purchasing costs associated with materials and packaging used in the production processes. Cost of products sold increased $2.5 million, or 1%, to $217.5 million. The increase principally reflects the impact of higher volume and currency translation, partially offset by lower commodity costs including lower costs of Asian sourced goods sold in international markets due to strengthening of local currencies (other than Europe) relative to the U.S. dollar compared to this period last year.

In addition, certain other charges have been recorded within cost of products sold that did not qualify as restructuring in the prior-year period. These charges include redundant warehousing or storage costs during the transition to a new distribution center, equipment and other asset move costs, ongoing facility overhead and maintenance costs after exit and employee retention incentives. For the three months ended June 30, 2009, these charges totaled $0.3 million.

Gross Profit

Management believes that gross profit margin provides enhanced shareholder appreciation of underlying profit drivers. Gross profit increased $10.2 million, or 11%, to $99.0 million and gross profit margin increased to 31.3% from 29.2%. The increase in gross profit and margin was primarily due to increased sales volume that included a favorable product mix and relatively lower commodity costs that also reflected the strengthening of local currencies (other than in Europe) relative to the U.S. dollar. Gross profit also benefited from favorable currency translation.

SG&A (Advertising, selling, general and administrative expenses)

Advertising, selling, general and administrative expenses (SG&A) include advertising, marketing, selling (including commissions), research and development, customer service, depreciation related to assets outside the manufacturing and distribution processes and all other general and administrative expenses outside the manufacturing and distribution functions (e.g., finance, human resources, information technology, etc.). SG&A increased $7.3 million, or 11%, to $71.7 million, with currency translation contributing $0.9 million of the increase, and as a percentage of sales, SG&A increased to 22.7% from 21.2%. The current year results include $9.6 million of additional salary, management incentive and employee benefits expense. The increase is largely due to the prior year benefiting from temporary salary reductions in the U.S., the suspension of employer matching contributions to the Company’s 401(k) retirement plan and the temporary suspension of our management incentive programs.

Operating Income

Operating income increased $15.3 million to $26.3 million, and as a percentage of sales to 8.3% from 3.6%. The increase reflects $1.3 million of favorable currency translation and a net year-over-year decrease of $12.7 million in impairment, restructuring and other charges. As discussed above, improved gross margin was partially offset by the restoration of salary, management incentives and certain employee benefits to U.S. employees that were temporarily reduced in the prior year.

Interest Expense, Equity in Earnings of Joint Ventures and Other Expense

Interest expense was $19.7 million compared to $15.8 million in the prior-year quarter. The increase reflects higher average interest rates associated with the Company’s new capital structure, which was put in place in September 2009, and $0.5 million of income recorded in the prior year due to ineffectiveness relating to a terminated cross-currency swap.

Equity in earnings of joint ventures increased $0.7 million to $1.1 million reflecting higher income from an acquisition made by our unconsolidated joint ventures in the prior year.

Other expense was $0.3 million compared to income of $0.9 million in the prior-year quarter. The increase in other expense principally reflects a higher level of foreign exchange losses.

Income Taxes

For the three months ended June 30, 2010, the Company recorded income tax expense from continuing operations of $2.2 million on income before taxes of $7.4 million. Included in this amount is an out-of-period adjustment made to correct an error related to inaccurate calculations of deferred taxes at a foreign subsidiary. The correction of the error increased net income by $2.8 million through an increase in deferred tax assets and a corresponding reduction in income tax expense. The Company determined that the impact of the error was not significant to any current or prior individual period, and accordingly a restatement of prior period amounts was not determined to be necessary. In the second quarter of 2009 income tax expense from continuing operations was $113.2 million on a loss before taxes of $3.5 million. During the second quarter of 2009, the Company established a valuation allowance against its domestic deferred tax assets to reduce them to the value more likely than not to be realized with a corresponding non-cash charge of $108.1 million to the provision for income taxes. The effective tax rate for 2010 is 29.7%. The effective tax rate for 2010 is due to no tax benefit being provided on losses incurred in the U.S. and certain foreign jurisdictions where valuation reserves are recorded against future tax benefits, offset by the benefit of $2.8 million discussed above.

Income (Loss) from Continuing Operations

Income from continuing operations was $5.2 million, or $0.09 per diluted share, compared to a loss of $116.7 million, or $2.14 per diluted share in the prior-year quarter.

Loss from Discontinued Operations

Discontinued operations includes the results of the Company’s former commercial print finishing business. This business was sold during the second quarter of 2009. During the three months ended June 30, 2010, the Company recorded a loss of $0.3 million related to the settlement of litigation accruals attributable to the wind-down of the disposed operations.

The components of discontinued operations for the three months ended June 30, 2010 and 2009, are as follows:

(in millions of dollars)	2010	2009
Pre-tax loss	$—	$(3.8)
Provision for income taxes	—	1.9
(Loss) gain on sale, net of tax	(0.3)	1.0

Loss from discontinued operations	$(0.3)	$(4.7)

Net Income (Loss)

Net income was $4.9 million, or $0.09 per diluted share, compared to a net loss of $121.4 million, or $2.23 per diluted share, in the prior-year quarter.

Segment Discussion

ACCO Brands Americas

Results

	Three Months Ended June 30,		Amount of Change
(in millions of dollars)	2010	2009	$	%
Net sales	$169.9	$162.0	$7.9	5%
Operating income	14.4	5.6	8.8	157%
Operating income margin	8.5%	3.5%		5.0 pts
Impairment, restructuring and other charges	(0.3)	4.1	(4.4)	(107)%

ACCO Brands Americas net sales increased $7.9 million, or 5%, to $169.9 million. The favorable impact from foreign currency translation increased sales by $3.3 million (2%). Sales volumes in the Americas segment improved 5% overall, led by improvement in the U.S. and strong growth in Latin America, driven by increased demand and new products, partially offset by reduced pricing.

ACCO Brands Americas operating income increased $8.8 million, to $14.4 million, and operating income margin increased to 8.5% from 3.5% in the prior year period. The increase in operating income primarily reflects a net year-over-year decrease of $4.4 million in impairment, restructuring and other charges, the impact of an improved gross margin resulting from lower commodity costs, improved product mix and higher sales volumes, partially offset by ($6.6 million) higher compensation expense this year primarily resulting from temporary salary reductions, and suspension of management incentive programs and retirement plan contributions in the prior-year period.

ACCO Brands International

Results

	Three Months Ended June 30,		Amount of Change
(in millions of dollars)	2010	2009	$	%
Net sales	$104.5	$102.7	$1.8	2%
Operating income	6.2	1.2	5.0	NM
Operating income margin	5.9%	1.2%		4.7 pts
Impairment, restructuring and other charges	(0.2)	6.6	(6.8)	(103)%

ACCO Brands International net sales increased $1.8 million, or 2%, to $104.5 million. The favorable impact from foreign currency translation increased sales by $2.4 million (2%). Sales volumes in the International segment improved 3%. On a geographic basis, sales decreased in Europe due to adverse currency translation, partially offset by volume gains from new products and share gains. Sales in the Asia-Pacific region increased due to favorable currency translation and volume gains, partially offset by lower pricing due to the strength of local currencies against the U.S. dollar decreasing our cost of goods in those markets.

ACCO Brands International operating income increased $5.0 million, to $6.2 million, and operating income margin increased to 5.9% from 1.2% in the prior-year period. The increase in operating income was primarily the result of a net year-over-year decrease of $6.8 million in impairment, restructuring and other charges. The current year reflects increased investment in new product development costs, partially offset by other cost reductions.

Computer Products Group

Results

	Three Months Ended June 30,		Amount of Change
(in millions of dollars)	2010	2009	$	%
Net sales	$42.1	$39.1	$3.0	8%
Operating income	10.7	7.9	2.8	35%
Operating income margin	25.4%	20.2%		5.2 pts
Restructuring and other charges	(0.2)	1.3	(1.5)	(115)%

Computer Products net sales increased $3.0 million, or 8%, to $42.1 million. The increase reflects strong growth in sales mainly from security products, and growth in all regions, except Europe.

Operating income increased $2.8 million, or 35%, to $10.7 million, with operating income margins increasing to 25.4% from 20.2%. The increase in operating income was principally due to favorable product mix and higher sales volumes, a net year-over-year decrease of $1.5 million in restructuring and other charges, partially offset by $1.2 million increased salary and management incentive expenses in the current year, compared to temporary salary reductions and no incentive accruals in the prior year.

Six Months Ended June 30, 2010 versus June 30, 2009

Results

The following table presents the Company’s results for the six months ended June 30, 2010 and 2009, respectively.

	Six Months Ended June 30,		Amount of Change
(in millions of dollars)	2010	2009	$	%
Net sales	$627.3	$597.2	$30.1	5%
Cost of products sold	433.1	426.3	6.8	2%
Gross profit	194.2	170.9	23.3	14%
Gross profit margin	31.0%	28.6%		2.4 pts
Advertising, selling, general and administrative expenses	143.6	129.0	14.6	11%
Amortization of intangibles	3.5	3.6	(0.1)	(3)%
Restructuring charges (income)	(0.8)	12.1	(12.9)	(107)%
Asset impairment charges	—	1.8	(1.8)	(100)%
Operating income	47.9	24.4	23.5	96%
Operating income margin	7.6%	4.1%		3.5 pts
Interest expense, net	39.2	31.9	7.3	23%
Equity in earnings of joint ventures	(2.3)	(0.7)	(1.6)	(229)%
Other expense, net	1.3	1.5	(0.2)	(13)%
Income tax expense	9.0	112.1	(103.1)	(92)%
Effective tax rate	NM	NM		NM
Income (loss) from continuing operations	0.7	(120.4)	121.1	101%
Loss from discontinued operations, net of income taxes	(0.5)	(8.0)	7.5	94%
Net income (loss)	0.2	(128.4)	128.6	100%

Net Sales

Net sales increased $30.1 million, or 5%, to $627.3 million due to strong performance in the Computer Products Group and translation gains from the weaker U.S. dollar relative to the prior year, which favorably impacted sales by 5%, or $28.1 million. Sales volume growth of 2% was primarily offset by reduced pricing in the Americas and International segments.

Cost of Products Sold

Cost of products sold includes all manufacturing, product sourcing and freight and distribution costs, including depreciation related to assets used in the manufacturing and distribution process, inbound and outbound freight, shipping and handling costs, purchasing costs associated with materials and packaging used in the production processes. Cost of products sold increased $6.8 million, or 2%, to $433.1 million. The increase principally reflects the impact of currency translation and increased sales volume, partially offset by lower commodity costs, including lower costs of Asian sourced goods sold in international markets due to the strengthening of local currencies (other than in Europe) relative to the U.S. dollar compared to this period last year.

In addition, certain other charges have been recorded within cost of products sold that did not qualify as restructuring in the prior-year period. These charges include redundant warehousing or storage costs during the transition to a new distribution center, equipment and other asset move costs, ongoing facility overhead and maintenance costs after exit and employee retention incentives. For the six months ended June 30, 2009, these charges totaled $1.7 million.

Gross Profit

Gross profit increased $23.3 million, or 14%, to $194.2 million and gross profit margin increased to 31.0% from 28.6%. The increase in gross profit and margin was primarily due to increased sales volume, favorable product mix and relatively lower commodity costs compared to this period last year. Gross profit also benefited from favorable currency translation.

SG&A (Advertising, selling, general and administrative expenses)

Advertising, selling, general and administrative expenses (SG&A) include advertising, marketing, selling (including commissions), research and development, customer service, depreciation related to assets outside the manufacturing and distribution processes and all other general and administrative expenses outside the manufacturing and distribution functions (e.g., finance, human resources, information technology, etc.). SG&A increased $14.6 million, or 11%, to $143.6 million, with currency translation contributing $4.9 million of the increase and, as a percentage of sales, SG&A increased to 22.9% from 21.6%. The current year results include $18.7 million of additional salary, management incentive and employee benefits expense. The increase is largely due to the prior year benefiting from temporary salary reductions in the U.S., the suspension of employer matching contributions to the Company’s 401(k) retirement plan and the temporary suspension of our management incentive programs.

Operating Income

Operating income increased $23.5 million, or 96%, to $47.9 million with favorable currency translation contributing $5.0 million of the increase coupled with a net year-over-year decrease of $16.2 million in impairment, restructuring and other charges. As a percentage of sales, operating income improved to 7.6% from 4.1%. The improvement in operating income margin was driven by improved gross margin, as discussed above, which was partially offset by the restoration of salary, management incentives and certain employee benefits to U.S. employees that were temporarily reduced in the prior year.

Interest Expense, Equity in Earnings of Joint Ventures and Other Expense

Interest expense was $39.2 million compared to $31.9 million in the prior-year period. The increase reflects higher average interest rates associated with the Company’s new capital structure, which was put in place in September 2009, and $1.0 million of income recorded in the prior-year period due to ineffectiveness relating to a terminated cross-currency swap.

Equity in earnings of joint ventures increased $1.6 million to $2.3 million reflecting higher income from an acquisition made by our unconsolidated joint ventures in the prior year.

Other expense was $1.3 million compared to $1.5 million in the prior-year period. The decrease in other expense principally reflects a lower level of foreign exchange losses.

Income Taxes

For the six months ended June 30, 2010, the Company recorded income tax expense from continuing operations of $9.0 million on income before taxes of $9.7 million. Included in this amount is an out-of-period adjustment made to correct an error related to inaccurate calculations of deferred taxes at a foreign subsidiary. The correction of the error increased net income by $2.8 million through an increase in deferred tax assets and a corresponding reduction in income tax expense. The Company determined that the impact of the error was not significant to any current or prior individual period, and accordingly a restatement of prior period amounts was not determined to be necessary. This compares to income tax expense from continuing operations of $112.1 million on a loss before taxes of $8.3 million for the six months ended June 30, 2009. During the second quarter of 2009, the Company recorded a non-cash charge of $108.1 million to establish a valuation allowance on its U.S. deferred tax assets. The high effective tax rate for 2010 is due to no tax benefit being provided on losses incurred in the U.S. and certain foreign jurisdictions where valuation reserves are recorded against future tax benefits, partially offset by the benefit of $2.8 million discussed above.

Income (Loss) from Continuing Operations

Income from continuing operations was $0.7 million, or $0.01 per diluted share, compared to a loss of $120.4 million, or $2.21 per diluted share in the prior-year period.

Loss from Discontinued Operations

Discontinued operations includes the results of the Company’s former commercial print finishing business. This business was sold during the second quarter of 2009. During the six months ended June 30, 2010, the Company recorded a loss of $0.5 million related to the settlement of litigation accruals attributable to the wind-down of the disposed operations.

The components of discontinued operations for the six months ended June 30, 2010 and 2009, are as follows:

(in millions of dollars)	2010	2009
Pre-tax loss	$(0.3)	$(8.8)
Provision for income taxes	—	0.2
(Loss) gain on sale, net of tax	(0.2)	1.0

Loss from discontinued operations	$(0.5)	$(8.0)

Net Income (Loss)

Net income was $0.2 million, compared to a net loss of $128.4 million, or $2.36 per diluted share, in the prior-year period.

Segment Discussion

ACCO Brands Americas

Results

	Six Months Ended June 30,		Amount of Change
(in millions of dollars)	2010	2009	$	%
Net sales	$328.5	$319.7	$8.8	3%
Operating income	22.7	11.8	10.9	92%
Operating income margin	6.9%	3.7%		3.2 pts
Impairment, restructuring and other charges	(0.4)	4.4	(4.8)	(109)%

ACCO Brands Americas net sales increased $8.8 million, or 3%, to $328.5 million. The favorable impact from foreign currency translation increased sales by $8.4 million (3%). Sales volume increased 2% driven by growth in Latin America and the U.S. due to increased demand. Sales growth was partially offset by reduced pricing.

ACCO Brands Americas operating income increased $10.9 million, to $22.7 million, and operating income margin increased to 6.9% from 3.7% in the prior year period. The increase in operating income primarily reflects a net year-over-year decrease of $4.8 million in impairment, restructuring and other charges and the impact of an improved gross margin resulting from lower commodity costs and improved product mix, which were partially offset by $12.3 million of higher compensation expense resulting primarily from temporary salary reductions, and suspension of management incentive programs and retirement plan contributions in the prior-year period.

ACCO Brands International

Results

	Six Months Ended June 30,		Amount of Change
(in millions of dollars)	2010	2009	$	%
Net sales	$217.0	$203.0	$14.0	7%
Operating income	16.4	6.8	9.6	141%
Operating income margin	7.6%	3.3%		4.3 pts
Impairment, restructuring and other charges	(0.2)	9.2	(9.4)	(102)%

ACCO Brands International net sales increased $14.0 million, or 7%, to $217.0 million. The favorable impact from foreign currency translation increased sales by $17.9 million (9%). On a geographic basis, local-currency sales decreased in both Europe and the Asia-Pacific region reflecting reduced pricing in the Asia-Pacific region and lower volumes in Europe during the first quarter, partially offset by volume growth in the Asia-Pacific region.

ACCO Brands International operating income increased $9.6 million, to $16.4 million, and operating income margin increased to 7.6% from 3.3% in the prior-year period. The increase in operating income was primarily the result of a net year-over-year decrease of $9.4 million in impairment, restructuring and other charges, together with lower product costs. Product costs were impacted favorably in the current year and adversely in the prior year by commodity and currency volatility. The current year also benefited from completed cost reduction initiatives in the prior year, partially offset by increased new product development costs.

Computer Products Group

Results

	Six Months Ended June 30,		Amount of Change
(in millions of dollars)	2010	2009	$	%
Net sales	$81.8	$74.5	$7.3	10%
Operating income	18.8	12.7	6.1	48%
Operating income margin	23.0%	17.0%		6.0 pts
Restructuring and other charges	(0.2)	1.8	(2.0)	(111)%

Computer Products net sales increased $7.3 million, or 10%, to $81.8 million. The increase reflects strong double-digit percentage growth in sales mainly from security products and growth in all regions, except Europe. The favorable impact of currency translation increased sales by $1.8 million (2%).

Operating income increased $6.1 million, or 48%, to $18.8 million, with operating income margins increasing to 23.0% from 17.0%. The increase in operating income was principally due to favorable product mix and higher sales volumes, a net year-over-year decrease of $2.0 million in restructuring and other charges, partially offset by $2.1 million increased salary and management incentive expenses in the current year compared to temporary salary reductions and no incentive accruals in the prior year.

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

Six months ended June 30, 2010 versus six months ended June 30, 2009

Cash Flow from Operating Activities

For the six months ended June 30, 2010, cash provided by operating activities was $3.7 million, compared to a use of $1.4 million in the prior year. Net income for 2010 was $0.2 million and the net loss for 2009 was $128.4 million. Non-cash adjustments to net income on a pre-tax basis in 2010 totaled $24.6 million compared to $28.2 million on a net loss in 2009. The 2009 results include a $108.1 million non-cash charge related to the impairment of U.S. deferred tax assets. Pre-tax net income adjusted for non-cash charges was $33.8 million in 2010 compared to $12.3 million in 2009.

	Six Months Ended
	June 30, 2010	June 30, 2009
Pre-tax Net Income (Loss) – Continuing Operations	$9.7	$(8.3)
Pre-tax Net Loss – Discontinued Operations	(0.5)	(7.6)

Pre-tax Net Income (Loss)	9.2	(15.9)
Pre-tax Non-cash Charges	24.6	28.2

Pre-tax Net Income Adjusted for Non-cash Charges	$33.8	$12.3

The net source of cash from operating activities of $3.7 million in 2010 was primarily generated from our operating working capital (accounts receivable, inventories and accounts payable) and from our improved profitability compared to the prior year. Partially offsetting this was the use of cash to fund interest payments of $34.4 million, contributions to the Company’s pension plans of $10.0 million and $5.5 million of payments associated with restructuring and integration activities. For the 2009 period, cash used by operations was $1.4 million, and includes interest payments of $28.7 million, contributions to the Company’s pension plans of $2.1 million and $20.7 million of payments associated with restructuring and integration activities, partially offset by a net source of $31.9 million that was generated from accounts receivable, inventories and accounts payable as we focused on right-sizing our operating working capital. During 2009, significant inventory reductions were achieved across our global businesses and our accounts receivable remained well-controlled as we responded to sales volume declines due to the economic downturn. Because of the inability of some of our suppliers to obtain credit insurance, we were required to pay certain suppliers more promptly, offsetting some of our gains from working capital management.

The table below shows our cash flow from accounts receivable, inventories and accounts payable for the six months ended June 30, 2010 and 2009, respectively.

	Six Months Ended
	June 30, 2010	June 30, 2009
Accounts Receivable	$10.4	$38.4
Inventories	(16.1)	46.1
Accounts Payable	13.8	(52.6)

Total	$8.1	$31.9

Cash Flow from Investing Activities

Cash used by investing activities in 2010 was $9.1 million, while cash provided was $4.2 million in the prior year. Gross capital expenditures were $4.9 million and $4.4 million for the periods ended June 30, 2010 and 2009, respectively. The sale of discontinued operations during the second quarter of 2009, resulted in payments related to discontinued operations of $3.7 million in 2010 primarily for the settlement of litigation accruals, compared to net cash proceeds of $11.4 million that were received in the prior year. Additional cash proceeds of $3.7 million are expected to be received and additional costs associated with the sale of approximately $1.8 million are expected to be paid at a future date.

Cash Flow from Financing Activities

Cash used by financing activities was $1.0 million for the six months ended June 30, 2010, while cash provided was $10.5 million for the six month periods ended June 30, 2009. The decrease in cash provided by financing activities was primarily driven by improved profitability and cash management.

Compliance with Loan Covenants

Based on our borrowing base, as of June 30, 2010, the amount available for borrowings under the Company’s ABL Facility was $158.6 million (allowing for $16.4 million of letters of credit outstanding on that date).

The Company’s ABL Facility would not be affected by a change in its credit rating.

As of and for the period ended June 30, 2010, the Company was in compliance with all applicable loan covenants.

Capitalization

We had approximately 54.9 million common shares outstanding as of June 30, 2010.

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

See Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. There has been no material changes to Foreign Exchange Risk Management or Interest Rate Risk Management through the period ended June 30, 2010 or through the date of this report.

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

(b) Changes in Internal Control Over Financial Reporting.

There has been no change in the Company’s internal control over financial reporting that occurred during the three month period ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On July 21, 2010, Christopher M. Franey, Senior Vice President of the Company and President of the Company’s Computer Products Group, assumed the additional position of President of ACCO Brands International. As a result of this organizational change Peter Munk, the former President of ACCO Brands International, has left the Company to pursue other interests.

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

July 28, 2010

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