Form 10-Q
period 2010-09-30
ACCO BRANDS CORP
filed 2010-10-27
CIK 712034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

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

As of October 19, 2010, the registrant had outstanding 54,900,438 shares of Common Stock.

Cautionary Statement Regarding Forward-Looking Statements. Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of invoking these safe harbor provisions. These forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “will,” “believe,” “expect,” “intend,” “anticipate,” “estimate,” “forecast,” “project,” “plan,” or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Because actual results may differ from those predicted by such forward-looking statements, you should not place undue reliance on such forward-looking statements when deciding whether to buy, sell or hold the Company’s securities. We undertake no obligation to update these forward-looking statements in the future. For a discussion of important factors that could affect our results, please refer to PART I, ITEM 1A. Risk Factors, contained in the Company’s annual report on Form 10-K for the year ended December 31, 2009, as updated under Part II, Item 1A. Risk Factors in this Form 10-Q and the discussions set forth in PART I, ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, including under the caption “Forward-Looking Statements,” in this Form 10-Q.

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

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ACCO Brands Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30, 2010	December 31, 2009
(in millions of dollars)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$14.3	$43.6
Accounts receivable, net	262.6	259.9
Inventories	233.3	202.4
Deferred income taxes	7.8	9.8
Other current assets	27.4	21.4

Total current assets	545.4	537.1
Property, plant and equipment, net	167.4	181.1
Deferred income taxes	30.9	31.5
Goodwill	144.0	143.4
Identifiable intangibles, net	140.3	145.8
Other assets	69.3	67.9

Total assets	$1,097.3	$1,106.8

Liabilities and Stockholders’ Deficit
Current liabilities:
Notes payable to banks	$0.2	$0.5
Current portion of long-term debt	0.1	0.2
Accounts payable	108.6	101.0
Accrued compensation	21.2	18.9
Accrued customer program liabilities	67.9	74.6
Accrued interest	4.6	20.0
Other current liabilities	79.2	78.1
Liabilities of discontinued operations	1.7	5.6

Total current liabilities	283.5	298.9
Long-term debt	725.8	725.1
Deferred income taxes	87.1	86.6
Pension and post retirement benefit obligations	82.3	94.6
Other non-current liabilities	15.9	18.8

Total liabilities	1,194.6	1,224.0

Commitments and Contingencies - Note 16

Stockholders’ deficit:
Common stock	0.6	0.5
Treasury stock	(1.5)	(1.4)
Paid-in capital	1,399.5	1,397.0
Accumulated other comprehensive loss	(95.2)	(107.0)
Accumulated deficit	(1,400.7)	(1,406.3)

Total stockholders’ deficit	(97.3)	(117.2)

Total liabilities and stockholders’ deficit	$1,097.3	$1,106.8

See notes to condensed consolidated financial statements.

ACCO Brands Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in millions of dollars, except per share data)	2010	2009	2010	2009
Net sales	$330.7	$322.5	$958.0	$919.7
Cost of products sold	228.5	222.6	661.6	648.9

Gross profit	102.2	99.9	296.4	270.8

Operating costs and expenses:
Advertising, selling, general and administrative expenses	69.3	68.9	212.9	197.9
Amortization of intangibles	1.7	1.8	5.2	5.4
Asset impairment charges	—	—	—	1.8
Restructuring (income) charges	—	1.7	(0.8)	13.8

Total operating costs and expenses	71.0	72.4	217.3	218.9

Operating income	31.2	27.5	79.1	51.9

Non-operating expense (income):
Interest expense, net	19.6	15.7	58.8	47.6
Equity in earnings of joint ventures	(2.3)	(1.3)	(4.6)	(2.0)
Other expense, net	0.1	4.3	1.4	5.8

Income from continuing operations before income taxes	13.8	8.8	23.5	0.5

Income tax expense	8.4	7.1	17.4	119.2

Income (loss) from continuing operations	5.4	1.7	6.1	(118.7)
Loss from discontinued operations, net of income taxes	—	(0.4)	(0.5)	(8.4)

Net income (loss)	$5.4	$1.3	$5.6	$(127.1)

Per share:
Basic earnings (loss) per share:
Income (loss) from continuing operations	$0.10	$0.03	$0.11	$(2.18)
Loss from discontinued operations	$—	$(0.01)	$(0.01)	$(0.15)
Basic earnings (loss) per share	$0.10	$0.02	$0.10	$(2.33)

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.10	$0.03	$0.11	$(2.18)
Loss from discontinued operations	$—	$(0.01)	$(0.01)	$(0.15)
Diluted earnings (loss) per share	$0.10	$0.02	$0.10	$(2.33)

Weighted average number of shares outstanding:
Basic	54.9	54.6	54.8	54.5
Diluted	56.6	56.2	56.6	54.5

See notes to condensed consolidated financial statements.

ACCO Brands Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(in millions of dollars)	2010	2009
Operating activities
Net income (loss) from continuing operations	$6.1	$(118.7)
Net loss from discontinued operations	(0.5)	(8.4)
Asset impairment and other non-cash charges	0.4	5.4
Gain on sale of assets	(0.1)	(0.7)
Depreciation	22.6	24.0
Amortization of debt issuance costs and bond discount	4.7	4.9
Amortization of intangibles	5.2	5.4
Stock-based compensation	2.5	2.5
Loss on retirement of bank debt	—	4.0
Changes in balance sheet items:
Accounts receivable	0.8	46.1
Inventories	(28.4)	66.3
Other assets	(7.2)	1.7
Accounts payable	9.0	(60.0)
Accrued expenses and other liabilities	(38.0)	(45.8)
Accrued income taxes	8.2	105.9
Equity in earnings of joint ventures, net of dividends received	(0.2)	(1.8)

Net cash (used) provided by operating activities	(14.9)	30.8
Investing activities
Additions to property, plant and equipment	(8.7)	(7.7)
Assets acquired	(1.1)	(3.4)
(Payments) proceeds from the sale of discontinued operations	(3.8)	10.3
Proceeds from the disposition of assets	0.7	0.3

Net cash used by investing activities	(12.9)	(0.5)
Financing activities
Proceeds from long-term borrowings	0.4	469.3
Repayments of long-term debt	—	(397.8)
Repayments of short-term debt, net	(0.8)	(38.0)
Payment of Euro debt hedge	—	(40.8)
Cost of debt issuance	(0.8)	(19.1)
Other	(0.1)	(0.3)

Net cash used by financing activities	(1.3)	(26.7)
Effect of foreign exchange rate changes on cash	(0.2)	2.2

Net increase (decrease) in cash and cash equivalents	(29.3)	5.8
Cash and cash equivalents
Beginning of period	43.6	18.1

End of period	$14.3	$23.9

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

The condensed consolidated balance sheet as of September 30, 2010, the related condensed consolidated statements of operations for the three and nine months ended September 30, 2010 and 2009 and the related condensed consolidated statements of cash flows for the nine months ended September 30, 2010 and 2009 are unaudited. The December 31, 2009 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required annually by accounting principles generally accepted in the United States. In the opinion of management, all adjustments consisting of only normal recurring adjustments necessary for a fair presentation of the financial statements have been included. Interim results may not be indicative of results for a full year.

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

3. Long-term Debt and Short-term Borrowings

Notes payable and long-term debt consisted of the following at September 30, 2010 and December 31, 2009:

(in millions of dollars)	September 30, 2010	December 31, 2009
Senior Secured Notes, due March 2015, net of discount(1) (fixed interest rate of 10.625%)	$454.1	$453.3
U.S. Dollar Senior Subordinated Notes, due August 2015 (fixed interest rate of 7.625%)	271.3	271.3
Other borrowings	0.7	1.2

Total debt	726.1	725.8
Less: current portion	(0.3)	(0.7)

Total long-term debt	$725.8	$725.1

(1)	Represents unamortized original issue discount of $5.9 million and $6.7 million, as of September 30, 2010 and December 31, 2009, respectively, which is amortizable through March 15, 2015.

As of September 30, 2010, the amount available for borrowings under the Company’s senior secured asset-based revolving credit facility (the “ABL Facility”) was $165.0 million (allowing for $10.0 million of letters of credit outstanding on that date).

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Compliance with Loan Covenants

As of and for the period ended September 30, 2010, the Company was in compliance with all applicable loan covenants.

The Company’s ABL Facility would not be affected by a change in its credit rating.

4. Pension and Other Retiree Benefits

The components of net periodic benefit cost for pension and postretirement plans for the three and nine months ended September 30, 2010 and 2009 are as follows:

	Three Months Ended September 30,
	Pension Benefits				Postretirement
	U.S.		International
(in millions of dollars)	2010	2009	2010	2009	2010	2009
Service cost	$—	$—	$0.6	$0.7	$—	$—
Interest cost	2.2	2.1	3.7	3.5	0.2	0.2
Expected return on plan assets	(2.6)	(2.6)	(3.8)	(3.3)	—	—
Amortization of net loss (gain)	0.8	0.3	1.2	0.9	(0.2)	(0.2)

Total net periodic benefit cost	$0.4	$(0.2)	$1.7	$1.8	$—	$—

	Nine Months Ended September 30,
	Pension Benefits				Postretirement
	U.S.		International
(in millions of dollars)	2010	2009	2010	2009	2010	2009
Service cost	$—	$1.3	$1.7	$2.0	$0.1	$0.1
Interest cost	6.7	6.6	10.9	10.1	0.5	0.6
Expected return on plan assets	(7.8)	(7.9)	(11.3)	(9.4)	—	—
Curtailment gain	—	(1.0)	—	(0.5)	—	—
Amortization of prior service cost	—	—	0.1	0.1	—	—
Amortization of net loss (gain)	2.3	0.9	3.6	2.5	(0.6)	(0.7)

Total net periodic benefit cost	$1.2	$(0.1)	$5.0	$4.8	$—	$—

The Company expects to contribute approximately $15.1 million to its pension plans in 2010. For the nine months ended September 30, 2010, the Company has contributed approximately $11.7 million to those plans.

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

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

5. Stock -Based Compensation

The following table summarizes the Company’s stock-based compensation expense (including stock options, stock-settled stock appreciation rights (“SSARs”), restricted stock units (“RSUs”) and performance stock units (“PSUs”)) for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions of dollars)	2010	2009	2010	2009
Stock option expense	$0.1	$0.2	$0.3	$0.6
SSAR expense	0.1	—	0.2	0.1
RSU expense	0.4	0.6	2.0	1.6
PSU expense (income)	(0.5)	—	—	0.2

Total	$0.1	$0.8	$2.5	$2.5

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

Stock-based compensation expense for the nine months ended September 30, 2010 includes restricted stock units granted to non-employee directors of $0.7 million, which became fully vested on the grant date. During the third quarter of 2010, management determined that performance measures related to 253,509 outstanding PSU’s were no longer attainable. As a result, the Company reversed $0.5 million of previously recognized compensation expense.

Unrecognized compensation expense related to unvested stock options, SSARs, RSUs and PSUs was approximately $0.2 million, $0.3 million, $1.7 million and $3.1 million, respectively, as of September 30, 2010. The unrecognized compensation expense related to stock options, SSARs, RSUs and PSUs will be recognized over a weighted-average period of 0.7 years, 1.7 years, 1.2 years and 2.3 years, respectively.

6. Inventories

Inventories are stated at the lower of cost or market value. The components of inventories are as follows:

(in millions of dollars)	September 30, 2010	December 31, 2009
Raw materials	$30.9	$25.1
Work in process	5.3	5.0
Finished goods	197.1	172.3

Total inventories	$233.3	$202.4

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

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Goodwill

Changes in the net carrying amount of goodwill by segment were as follows:

(in millions of dollars)	ACCO Brands Americas	ACCO Brands International	Computer Products Group	Total
Balance at December 31, 2009	$89.0	$47.6	$6.8	$143.4
Translation	0.7	(0.1)	—	0.6

Balance at September 30, 2010	$89.7	$47.5	$6.8	$144.0

Goodwill	$220.6	$141.6	$6.8	$369.0
Accumulated impairment losses	(130.9)	(94.1)	—	(225.0)

Balance at September 30, 2010	$89.7	$47.5	$6.8	$144.0

Identifiable Intangible Assets

The gross carrying value and accumulated amortization by class of identifiable intangible assets as of September 30, 2010 and December 31, 2009 are as follows:

	September 30, 2010				December 31, 2009
(in millions of dollars)	Gross Carrying Amounts	Accumulated Amortization		Net Book Value	Gross Carrying Amounts	Accumulated Amortization		Net Book Value
Indefinite-lived intangible assets:
Trade names	$139.5	$(44.5	) (1)	$95.0	$139.7	$(44.5	) (1)	$95.2
Amortizable intangible assets:
Trade names	59.2	(25.2)		34.0	59.6	(23.6)		36.0
Customer and contractual relationships	27.2	(19.7)		7.5	26.9	(17.3)		9.6
Patents/proprietary technology	10.7	(6.9)		3.8	10.6	(5.6)		5.0

Subtotal	97.1	(51.8)		45.3	97.1	(46.5)		50.6

Total identifiable intangibles	$236.6	$(96.3)		$140.3	$236.8	$(91.0)		$145.8

(1)	Accumulated amortization prior to the adoption of authoritative guidance on goodwill and other intangible assets.

The Company’s intangible amortization expense was $1.7 million and $1.8 million for the three months ended September 30, 2010 and 2009, respectively, and $5.2 million and $5.4 million for the nine months ended September 30, 2010 and 2009, respectively. Estimated 2010 amortization expense is $7.1 million, and is expected to decline by approximately $0.8 million for each of the five years following.

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

8. Restructuring and Other Charges

Restructuring

The Company has initiated significant restructuring actions, which have resulted in the closure or consolidation of facilities that are engaged in manufacturing and distributing the Company’s products, primarily in North America and Europe. The Company’s cost reduction actions are now complete and no additional charges are anticipated in 2010. However, cash disbursements will continue throughout 2010 with respect to facilities no longer utilized by the business and certain remaining payments due under severance arrangements. The Company recorded no restructuring charges for the three months ended September 30, 2010. During the nine months ended September 30, 2010, the Company recorded income of $0.8 million associated with the release of restructuring reserves no longer required, net of asset impairment charges. During the three and nine months ended September 30, 2009, the Company recorded restructuring and asset impairment charges of $1.7 million and $13.8 million, respectively.

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

A summary of the activity in the restructuring accounts and a reconciliation of the liability for, and as of, the nine months ended September 30, 2010 are as follows:

(in millions of dollars)	Balance at December 31, 2009	Total Provision	Cash Expenditures	Non-cash Items/ Currency Change	Balance at September 30, 2010
Employee termination costs	$8.0	$(1.5)	$(3.6)	$(0.3)	$2.6
Termination of lease agreements	4.4	0.2	(1.2)	—	3.4

Subtotal	12.4	(1.3)	(4.8)	(0.3)	6.0
Asset impairment/loss on disposal	—	0.5	—	(0.5)	—

Total rationalization of operations	$12.4	$(0.8)	$(4.8)	$(0.8)	$6.0

Management expects the $2.6 million employee termination costs to be substantially paid within the next twelve months. Cash payments associated with lease termination costs of $3.4 million are expected to continue until the last lease terminates in 2013.

Other Charges

In addition to the recognition of restructuring costs, the Company also recognized other charges in the prior year period that did not qualify as restructuring. These charges include redundant warehousing or storage costs during the transition to a new distribution center, equipment and other asset move costs, facility overhead and maintenance costs after exit, gains on the sale of exited facilities and employee retention incentives. Within cost of products sold on the Consolidated Statements of Operations for the three and nine months ended September 30, 2009, these charges totaled $0.8 million and $2.5 million, respectively. Within advertising, selling, general and administrative expenses on the Consolidated Statements of Operations for the three and nine months ended September 30, 2009, these charges totaled $0.3 million and $0.1 million, respectively.

9. Income Taxes

For the three months ended September 30, 2010, the Company recorded income tax expense from continuing operations of $8.4 million on income before taxes of $13.8 million. This compares to income tax expense from continuing operations of $7.1 million on income before taxes of $8.8 million for the three months ended September 30, 2009. The high effective tax rate for both 2010 and 2009 is due to no tax benefit being provided on losses incurred in the U.S. and certain foreign jurisdictions where valuation allowances are recorded against future tax benefits.

For the nine months ended September 30, 2010, the Company recorded income tax expense from continuing operations of $17.4 million on income before taxes of $23.5 million. This compares to income tax expense from continuing operations of $119.2 million on income before taxes of $0.5 million for the nine months ended September 30, 2009. Included in the results for the nine months ended September 30, 2010 is an out-of-period adjustment made to correct an error related to inaccurate calculations of deferred taxes at a foreign subsidiary. The correction of the error increased net income by $2.8 million through an increase in deferred tax assets and a corresponding reduction in income tax expense. The Company determined that the impact of the error was not significant to any current or prior individual period, and accordingly a restatement of prior period amounts was not determined to be necessary. During the second quarter of 2009, the Company established a valuation allowance against its domestic deferred tax assets to reduce them to the value more likely than not to be realized with a corresponding non-cash charge of $108.1 million to the provision for income taxes. The overall effective tax rate for 2010 is due to no tax benefit being provided on losses incurred in the U.S. and certain foreign jurisdictions where valuation allowances are recorded against future tax benefits, partially offset by the benefit of $2.8 million discussed above.

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The reconciliation of income taxes for the three and nine months ended September 30, 2010 and 2009 computed at the U.S. federal statutory income tax rate to the Company’s effective income tax rate for continuing operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions of dollars)	2010	2009	2010	2009
Income tax expense computed at U.S. statutory income tax rate	$4.8	$3.1	$8.2	$0.2
Increase of U.S. valuation allowance	1.9	1.6	10.3	118.8
Correction of prior period deferred taxes	—	—	(2.8)	—
Miscellaneous	1.7	2.4	1.7	0.2

Income taxes as reported	$8.4	$7.1	$17.4	$119.2

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

10. Earnings per Share

Total weighted-average outstanding shares as of September 30, 2010 and 2009 were 54.9 million and 54.6 million, respectively. The calculation of basic earnings per common share is based on the weighted average number of common shares outstanding in the year, or period, over which they were outstanding. The Company’s diluted earnings per common share assumes that any common shares outstanding were increased by shares that would be issued upon exercise of those stock units for which the average market price for the period exceeds the exercise price; less, the shares that could have been purchased by the Company with the related proceeds, including compensation expense measured but not yet recognized, net of tax. Due to the loss from continuing operations during the nine months ended September 30, 2009, the denominator in the diluted earnings per share calculation does not include the effects of stock awards as it would result in a less dilutive computation. As a result, diluted earnings per share for the nine months ended September 30, 2009 are the same as basic earnings per share.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2010	2009	2010	2009
Weighted-average number of common shares outstanding — basic	54.9	54.6	54.8	54.5
Stock-settled stock appreciation rights	1.4	1.5	1.6	—
Restricted stock units	0.3	0.1	0.2	—

Adjusted weighted-average shares and assumed conversions — diluted	56.6	56.2	56.6	54.5

The Company has dilutive shares related to its stock-based compensation programs. As of September 30, 2010 and 2009, approximately 4.9 million shares and 7.5 million shares, respectively, related to these programs were excluded from the calculation of diluted earnings per share as their inclusion would have been anti-dilutive.

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

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Forward Currency Contracts

The Company enters into forward foreign currency contracts to reduce the effect of fluctuating foreign currencies, primarily on foreign denominated inventory purchases and intercompany loans. The majority of the Company’s exposure to local currency movements is in Europe, Australia, Canada, Mexico and Japan.

Forward currency contracts used to hedge foreign denominated inventory purchases are designated as a cash flow hedge. Unrealized gains and losses on these contracts for inventory purchases are deferred in other comprehensive income until the contracts are settled and the underlying hedged transactions are recognized, at which time the deferred gains or losses will be reported in the “Cost of products sold” line in the condensed consolidated statements of operations. As of September 30, 2010 and December 31, 2009, the Company had cash flow designated foreign exchange contracts outstanding with a U.S. dollar equivalent notional value of $89.7 million and $61.9 million, respectively.

Forward currency contracts used to hedge foreign denominated intercompany loans are not designated as hedging instruments. Gains and losses on these derivative instruments are recognized within Other (income) expense, net in the Condensed Consolidated Statements of Operations and are largely offset by the changes in the fair value of the hedged item. As of September 30, 2010 and December 31, 2009, the Company had undesignated foreign exchange contracts outstanding with a U.S. dollar equivalent notional value of $96.1 million and $124.6 million, respectively.

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

Hedge of Net Investment in Foreign Operations

Through the end of the third quarter of 2009, the Company had designated third-party term borrowings as a hedge against the exposure of changes in the underlying foreign currency denominated subsidiary net assets. The effective portion of the change in fair value of net investment hedges was recorded in the cumulative translation adjustment account within accumulated other comprehensive income. As of September 30, 2010, the Company did not have term debt designated as net investment hedges.

The following table summarizes the fair value of the Company’s derivative financial instruments as of September 30, 2010 and December 31, 2009, respectively.

	Fair Value of Derivative Instruments
	Derivative Assets			Derivative Liabilities
(in millions of dollars)	Balance Sheet Location	Sept. 30, 2010	Dec. 31, 2009	Balance Sheet Location	Sept. 30, 2010	Dec. 31, 2009
Derivatives designated as hedging instruments:
Foreign exchange contracts	Other current assets	$0.7	$0.2	Other current liabilities	$3.9	$1.0
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current assets	2.0	1.8	Other current liabilities	2.4	1.0

Total derivatives		$2.7	$2.0		$6.3	$2.0

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The following table summarizes the pre-tax effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations for the three and nine months ended September 30, 2010 and 2009, respectively.

	The Effect of Derivative Instruments in Cash Flow Hedging Relationships on the Consolidated Statements of Operations for the Three Months Ended September 30, 2010 and 2009
(in millions of dollars)	Amount of (Gain) Loss Recognized in OCI (Effective Portion)		Location of (Gain) Loss Reclassified from OCI to Income	Amount of (Gain) Loss Reclassified from AOCI to Income (Effective Portion)		Location of (Gain) Loss Recognized in Income	Amount of (Gain) Loss Recognized in Income (Ineffective Portion)
	2010	2009		2010	2009		2010	2009
Cash flow hedges:
Foreign exchange contracts	$4.8	$1.0	Cost of products sold	$0.3	$2.2

Net investment hedges:
Cross-currency swap	—	10.0				Interest expense, net	$—	$0.1
Net investment in foreign operations	—	(3.2)				Other (income)/expense	—	—

Total	$4.8	$7.8		$0.3	$2.2		$—	$0.1

	The Effect of Derivative Instruments in Cash Flow Hedging Relationships on the Consolidated Statements of Operations for the Nine Months Ended September 30, 2010 and 2009
(in millions of dollars)	Amount of (Gain) Loss Recognized in OCI (Effective Portion)		Location of (Gain) Loss Reclassified from OCI to Income	Amount of (Gain) Loss Reclassified from AOCI to Income (Effective Portion)		Location of (Gain) Loss Recognized in Income	Amount of (Gain) Loss Recognized in Income (Ineffective Portion)
	2010	2009		2010	2009		2010	2009
Cash flow hedges:
Foreign exchange contracts	$1.3	$4.2	Cost of products sold	$(0.4)	$(1.6)

Net investment hedges:
Cross-currency swap	—	10.0				Interest expense, net	$—	$(0.9)
Net investment in foreign operations	—	1.7				Other (income)/expense	—	—

Total	$1.3	$15.9		$(0.4)	$(1.6)		$—	$(0.9)

	The Effect of Derivatives Not Designated as Hedging Instruments on the Consolidated Statements of Operations
(in millions of dollars)	Location of (Gain) Loss Recognized in Income on Derivatives	Amount of (Gain) Loss Recognized in Income Three Months Ended Sept. 30,		Amount of (Gain) Loss Recognized in Income Nine Months Ended Sept. 30,
		2010	2009	2010	2009
Foreign exchange contracts	Other (income)/expense	$0.6	$(5.0)	$(2.5)	$(9.6)

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

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The Company utilizes the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company has determined that its financial assets and liabilities are Level 2 in the fair value hierarchy. The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
Assets:
Forward currency contracts	$2.7	$2.0
Liabilities:
Forward currency contracts	$6.3	$2.0

The Company’s forward currency contracts are included in Other Current Assets or Other Current Liabilities and mature within 12 months. The forward foreign currency exchange contracts are primarily valued based on the foreign currency spot and forward rates quoted by banks or foreign currency dealers. As such, these derivative instruments are classified within Level 2.

The fair values of cash and cash equivalents, notes payable to banks, accounts receivable and accounts payable approximate carrying amounts due principally to their short maturities. The carrying amount of total debt was $726.1 million and $725.8 million and the estimated fair value of total debt was $786.9 million and $770.2 million at September 30, 2010 and December 31, 2009, respectively. The fair values are determined from quoted market prices, where available, and from investment bankers using current interest rates considering credit ratings and the remaining terms of maturity.

13. Comprehensive Income (Loss)

Comprehensive income (loss) is defined as net income (loss) and other changes in stockholders’ equity from transactions and other events from sources other than stockholders. The table below presents total comprehensive income (loss) for the three and nine months ended September 30, 2010 and 2009, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions of dollars)	2010	2009	2010	2009
Net income (loss)	$5.4	$1.3	$5.6	$(127.1)
Other comprehensive income (loss), net of tax
Derivative instruments, net of tax	(3.6)	—	(1.1)	(4.2)
Amortization of costs associated with pension and post-retirement benefit obligations, net of tax	(1.8)	1.8	4.7	7.1
Currency translation adjustments	28.2	0.3	8.2	23.3

Other comprehensive income	22.8	2.1	11.8	26.2

Comprehensive income (loss)	$28.2	$3.4	$17.4	$(100.9)

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

Computer Products Group

The Computer Products Group designs, distributes, markets and sells accessories for laptop and desktop computers and Apple® iPad®, iPod® and iPhone® products. These accessories primarily include security locks, power adapters, input devices such as mice and keyboards, laptop computer carrying cases, hubs and docking stations, ergonomic devices and technology accessories for iPods®, iPads® and iPhones®. The Computer Products Group sells mostly under the Kensington and Kensington Microsaver® brand names, with the majority of its revenue coming from the U.S. and Western Europe.

All of our computer products are manufactured to our specifications by third-party suppliers, principally in Asia, and are stored and distributed from our regional facilities. Our computer products are sold primarily to consumer electronic retailers, information technology value-added resellers, original equipment manufacturers and office products retailers.

Financial information by reportable segment is set forth below.

Net sales by business segment are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions of dollars)	2010	2009	2010	2009
ACCO Brands Americas	$178.1	$175.5	$506.6	$495.2
ACCO Brands International	108.3	104.4	325.3	307.4
Computer Products Group	44.3	42.6	126.1	117.1

Net sales	$330.7	$322.5	$958.0	$919.7

Operating income by business segment is as follows (1):

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions of dollars)	2010	2009	2010	2009
ACCO Brands Americas	$16.5	$16.1	$39.2	$27.9
ACCO Brands International	6.5	5.8	22.9	12.6
Computer Products Group	12.6	10.1	31.4	22.8

Subtotal	35.6	32.0	93.5	63.3
Corporate	(4.4)	(4.5)	(14.4)	(11.4)

Operating income	31.2	27.5	79.1	51.9
Interest expense	19.6	15.7	58.8	47.6
Equity in earnings of joint ventures	(2.3)	(1.3)	(4.6)	(2.0)
Other expense, net	0.1	4.3	1.4	5.8

Income from continuing operations before income taxes	$13.8	$8.8	$23.5	$0.5

(1)	Operating income as presented in the segment table above is defined as i) net sales; ii) less cost of products sold; iii) less advertising, selling, general and administrative expenses; iv) less amortization of intangibles; v) less restructuring and v) less asset impairment charges.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions of dollars)	2010	2009	2010	2009
Net sales	$38.2	$35.5	$108.1	$91.3
Gross profit	23.4	20.2	62.2	48.0
Operating income	9.6	5.7	17.0	8.2
Net income	7.4	4.2	12.2	5.5

(in millions of dollars)	September 30, 2010	December 31, 2009
Current assets	$85.9	$78.0
Non-current assets	37.1	35.2
Current liabilities	38.7	36.3
Non-current liabilities	24.0	25.0

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

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

17. Discontinued Operations

The financial statement caption “discontinued operations” includes the results of the Company’s former commercial print finishing business. This business was sold during the second quarter of 2009. During the nine months ended September 30, 2010, the Company recorded a loss of $0.5 million related to the settlement of litigation accruals attributable to the wind-down of the discontinued operations.

The operating results and financial position of discontinued operations are as follows:

(in millions, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
Operating Results:	2010	2009	2010	2009 (1)
Net sales	$—	$—	$—	$29.4

Pre-tax loss	—	—	(0.3)	(8.8)

Provision for income taxes	—	—	—	0.2
(Loss) gain on sale, net of tax	—	(0.4)	(0.2)	0.6

Loss from discontinued operations	$—	$(0.4)	$(0.5)	$(8.4)

Per share:
Basic loss from discontinued operations	$—	$(0.01)	$(0.01)	$(0.15)

Diluted loss from discontinued operations	$—	$(0.01)	$(0.01)	$(0.15)

(1)	During the first quarter of 2009, the Company recorded an impairment charge of $3.3 million ($1.8 million after-tax) to reflect a change in the estimate of fair value less the cost to dispose of its commercial print finishing business.

(in millions of dollars)	September 30,	December 31,
Financial Position:	2010	2009
Current assets	$—	$—
Long-term assets	—	—

Total assets	$—	$—

Current liabilities	$1.7	$5.6
Long-term liabilities	—	—

Total liabilities	$1.7	$5.6

Remaining liabilities related to discontinued operations consist principally of litigation accruals and severance costs.

18. Condensed Consolidated Financial Information

The Company’s 100% owned domestic subsidiaries have jointly and severally, fully and unconditionally, guaranteed our existing Senior Secured Notes and Senior Subordinated Notes. Rather than filing separate financial statements for each guarantor subsidiary with the Securities and Exchange Commission, the Company has elected to present the following consolidating financial statements, which detail the results of operations for the three and nine months ended September 30, 2010 and 2009, cash flows for the nine months ended September 30, 2010 and 2009 and financial position as of September 30, 2010 and December 31, 2009 of the Company and its guarantor and non-guarantor subsidiaries (in each case carrying investments under the equity method), and the eliminations necessary to arrive at the reported consolidated financial statements of the Company.

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Condensed Consolidating Balance Sheets (Unaudited)

	September 30, 2010
(in millions of dollars)	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$0.8	$1.2	$12.3	$—	$14.3
Accounts receivable, net	—	86.2	176.4	—	262.6
Inventories	—	111.3	122.0	—	233.3
Receivables from affiliates	219.7	93.5	42.1	(355.3)	—
Deferred income taxes	2.2	—	5.6	—	7.8
Other current assets	1.7	12.0	13.7	—	27.4

Total current assets	224.4	304.2	372.1	(355.3)	545.4
Property, plant and equipment, net	1.3	88.2	77.9	—	167.4
Deferred income taxes	18.8	—	12.1	—	30.9
Goodwill	—	73.0	71.0	—	144.0
Identifiable intangibles, net	57.9	54.8	27.6	—	140.3
Other assets	22.7	6.5	40.1	—	69.3
Investments in, long-term receivables from, affiliates	639.5	765.1	200.0	(1,604.6)	—

Total assets	$964.6	$1,291.8	$800.8	$(1,959.9)	$1,097.3

Liabilities and Stockholders’ (Deficit) Equity
Current liabilities
Notes payable to banks	$—	$—	$0.2	$—	$0.2
Current portion of long-term debt	—	0.1	—	—	0.1
Accounts payable	—	57.5	51.1	—	108.6
Accrued compensation	0.7	7.9	12.6	—	21.2
Accrued customer program liabilities	—	20.2	47.7	—	67.9
Accrued interest	4.6	—	—	—	4.6
Other current liabilities	3.2	23.3	52.7	—	79.2
Payables to affiliates	67.8	513.8	207.2	(788.8)	—
Liabilities of discontinued operations	—	0.8	0.9	—	1.7

Total current liabilities	76.3	623.6	372.4	(788.8)	283.5
Long-term debt	725.5	0.3	—	—	725.8
Long-term notes payable to affiliates	178.2	16.4	1.7	(196.3)	—
Deferred income taxes	75.2	—	11.9	—	87.1
Pension and post-retirement benefit obligations	5.1	40.7	36.5	—	82.3
Other non-current liabilities	1.6	4.9	9.4	—	15.9

Total liabilities	1,061.9	685.9	431.9	(985.1)	1,194.6
Stockholders’ (deficit) equity
Common stock	0.6	562.2	76.0	(638.2)	0.6
Treasury stock	(1.5)	—	—	—	(1.5)
Paid-in capital	1,399.5	689.7	334.8	(1,024.5)	1,399.5
Accumulated other comprehensive loss	(95.2)	(47.9)	(12.2)	60.1	(95.2)
Accumulated deficit	(1,400.7)	(598.1)	(29.7)	627.8	(1,400.7)

Total stockholders’ (deficit) equity	(97.3)	605.9	368.9	(974.8)	(97.3)

Total liabilities and stockholders’ (deficit) equity	$964.6	$1,291.8	$800.8	$(1,959.9)	$1,097.3

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

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Condensed Consolidating Income Statements (Unaudited)

	Three months ended September 30, 2010
(in millions of dollars)	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Unaffiliated sales	$—	$166.2	$164.5	$—	$330.7
Affiliated sales	—	4.4	0.7	(5.1)	—

Net sales	—	170.6	165.2	(5.1)	330.7
Cost of products sold	—	121.1	112.5	(5.1)	228.5

Gross profit	—	49.5	52.7	—	102.2
Advertising, selling, general and administrative expenses	4.2	34.2	30.9	—	69.3
Amortization of intangibles	0.1	0.9	0.7	—	1.7

Operating (loss) income	(4.3)	14.4	21.1	—	31.2

Interest (income) expense from affiliates	(0.2)	—	0.2	—	—
Interest expense (income)	19.6	(0.1)	0.1	—	19.6
Equity in (earnings) losses of joint ventures	—	0.1	(2.4)	—	(2.3)
Other (income) expense, net	(0.3)	(3.6)	4.0	—	0.1

(Loss) income before taxes and earnings of wholly owned subsidiaries	(23.4)	18.0	19.2	—	13.8
Income tax expense	1.7	—	6.7	—	8.4

Income (loss) from continuing operations	(25.1)	18.0	12.5	—	5.4

Income (loss) before earnings of wholly owned subsidiaries	(25.1)	18.0	12.5	—	5.4
Earnings of wholly owned subsidiaries	30.5	9.5	—	(40.0)	—

Net income (loss)	$5.4	$27.5	$12.5	$(40.0)	$5.4

	Three months ended September 30, 2009
(in millions of dollars)	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Unaffiliated sales	$—	$164.6	$157.9	$—	$322.5
Affiliated sales	—	5.9	0.4	(6.3)	—

Net sales	—	170.5	158.3	(6.3)	322.5
Cost of products sold	—	120.2	108.7	(6.3)	222.6

Gross profit	—	50.3	49.6	—	99.9
Advertising, selling, general and administrative expenses	4.7	33.2	31.0	—	68.9
Amortization of intangibles	0.1	1.1	0.6	—	1.8
Restructuring charges	—	(0.3)	2.0	—	1.7
Asset impairment charges	—	—	—	—	—

Operating (loss) income	(4.8)	16.3	16.0	—	27.5

Interest (income) expense from affiliates	0.1	(0.1)	—	—	—
Interest expense	11.6	2.4	1.7	—	15.7
Equity in (earnings) losses of joint ventures	—	0.1	(1.4)	—	(1.3)
Other (income) expense, net	3.7	(1.6)	2.2	—	4.3

Income (loss) before taxes and earnings of wholly owned subsidiaries	(20.2)	15.5	13.5	—	8.8
Income tax expense (benefit)	8.7	(4.7)	3.1	—	7.1

Income (loss) from continuing operations	(28.9)	20.2	10.4	—	1.7
Income (loss) from discontinued operations, net of income taxes	—	4.0	(4.4)	—	(0.4)

Income (loss) before earnings of wholly owned subsidiaries	(28.9)	24.2	6.0	—	1.3
Earnings of wholly owned subsidiaries	30.2	(4.0)	—	(26.2)	—

Net income (loss)	$1.3	$20.2	$6.0	$(26.2)	$1.3

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Condensed Consolidating Income Statements (Unaudited)

	Nine months ended September 30, 2010
(in millions of dollars)	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Unaffiliated sales	$—	$467.0	$491.0	$—	$958.0
Affiliated sales	—	13.9	3.1	(17.0)	—

Net sales	—	480.9	494.1	(17.0)	958.0
Cost of products sold	—	344.0	334.6	(17.0)	661.6

Gross profit	—	136.9	159.5	—	296.4
Advertising, selling, general and administrative expenses	15.4	102.9	94.6	—	212.9
Amortization of intangibles	0.1	2.9	2.2	—	5.2
Restructuring charges (income)	—	(0.4)	(0.4)	—	(0.8)

Operating (loss) income	(15.5)	31.5	63.1	—	79.1

Interest (income) expense from affiliates	(0.9)	—	0.9	—	—
Interest expense (income)	58.5	(0.1)	0.4	—	58.8
Equity in (earnings) losses of joint ventures	—	0.3	(4.9)	—	(4.6)
Other (income) expense, net	(0.3)	(12.1)	13.8	—	1.4

(Loss) income before taxes and earnings of wholly owned subsidiaries	(72.8)	43.4	52.9	—	23.5
Income tax expense	4.8	—	12.6	—	17.4

Income (loss) from continuing operations	(77.6)	43.4	40.3	—	6.1
Income (loss) from discontinued operations, net of income taxes	—	(0.7)	0.2	—	(0.5)

Income (loss) before earnings of wholly owned subsidiaries	(77.6)	42.7	40.5	—	5.6
Earnings of wholly owned subsidiaries	83.2	34.7	—	(117.9)	—

Net income (loss)	$5.6	$77.4	$40.5	$(117.9)	$5.6

	Nine months ended September 30, 2009
(in millions of dollars)	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Unaffiliated sales	$—	$458.7	$461.0	$—	$919.7
Affiliated sales	—	17.9	2.5	(20.4)	—

Net sales	—	476.6	463.5	(20.4)	919.7
Cost of products sold	—	352.2	317.1	(20.4)	648.9

Gross profit	—	124.4	146.4	—	270.8
Advertising, selling, general and administrative expenses	12.7	95.0	90.2	—	197.9
Amortization of intangibles	0.1	3.1	2.2	—	5.4
Restructuring charges	0.1	2.5	11.2	—	13.8
Asset impairment charges	—	0.8	1.0	—	1.8

Operating (loss) income	(12.9)	23.0	41.8	—	51.9

Interest (income) expense from affiliates	0.3	(0.4)	0.1	—	—
Interest expense	34.1	7.4	6.1	—	47.6
Equity in (earnings) losses of joint ventures	—	0.2	(2.2)	—	(2.0)
Other (income) expense, net	4.4	(5.0)	6.4	—	5.8

Income (loss) before taxes and earnings of wholly owned subsidiaries	(51.7)	20.8	31.4	—	0.5
Income tax expense (benefit)	105.4	(5.6)	19.4	—	119.2

Income (loss) from continuing operations	(157.1)	26.4	12.0	—	(118.7)
Income (loss) from discontinued operations, net of income taxes	—	(18.5)	10.1	—	(8.4)

Income (loss) before earnings of wholly owned subsidiaries	(157.1)	7.9	22.1	—	(127.1)
Earnings of wholly owned subsidiaries	30.0	(20.0)	—	(10.0)	—

Net income (loss)	$(127.1)	$(12.1)	$22.1	$(10.0)	$(127.1)

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Condensed Consolidating Statement of Cash Flows (Unaudited)

	Nine Months Ended September 30, 2010
(in millions of dollars)	Parent	Guarantors	Non-Guarantors	Consolidated
Net cash (used) provided by operating activities	$(80.9)	$37.6	$28.4	$(14.9)

Investing activities:
Additions to property, plant and equipment	—	(3.6)	(5.1)	(8.7)
Assets acquired	—	(1.1)	—	(1.1)
(Payments) proceeds from the sale of discontinued operations	—	(4.2)	0.4	(3.8)
Proceeds from the disposition of assets	—	—	0.7	0.7

Net cash used by investing activities	—	(8.9)	(4.0)	(12.9)
Financing activities:
Intercompany financing	67.0	(53.8)	(13.2)	—
Net dividends	1.4	27.8	(29.2)	—
Proceeds from long-term borrowings	—	—	0.4	0.4
Repayments of short-term debt, net	—	—	(0.8)	(0.8)
Cost of debt issuance	(0.8)	—	—	(0.8)
Other	(0.1)	—	—	(0.1)

Net cash provided (used) by financing activities	67.5	(26.0)	(42.8)	(1.3)
Effect of foreign exchange rate changes on cash	—	—	(0.2)	(0.2)
Net increase (decrease) in cash and cash equivalents	(13.4)	2.7	(18.6)	(29.3)
Cash and cash equivalents at the beginning of the period	14.2	(1.5)	30.9	43.6

Cash and cash equivalents at the end of the period	$0.8	$1.2	$12.3	$14.3

	Nine Months Ended September 30, 2009
(in millions of dollars)	Parent	Guarantors	Non-Guarantors	Consolidated
Net cash (used) provided by operating activities	$(48.5)	$44.0	$35.3	$30.8

Investing activities:
Additions to property, plant and equipment	(0.2)	(3.3)	(4.2)	(7.7)
Assets acquired	(1.9)	(0.9)	(0.6)	(3.4)
Proceeds from the sale of discontinued operations	—	2.9	7.4	10.3
Proceeds from the disposition of assets	—	—	0.3	0.3

Net cash (used) provided by investing activities	(2.1)	(1.3)	2.9	(0.5)
Financing activities:
Intercompany financing	(49.7)	(51.2)	100.9	—
Net dividends	1.6	8.5	(10.1)	—
Proceeds from long-term borrowings	463.1	—	6.2	469.3
Repayments of long-term debt	(270.1)	—	(127.7)	(397.8)
Repayments of short-term debt, net	(36.0)	—	(2.0)	(38.0)
Payment of Euro debt hedge	(40.8)	—	—	(40.8)
Cost of debt issuance	(16.1)	—	(3.0)	(19.1)
Other	(0.3)	—	—	(0.3)

Net cash provided (used) by financing activities	51.7	(42.7)	(35.7)	(26.7)
Effect of foreign exchange rate changes on cash	—	—	2.2	2.2
Net increase in cash and cash equivalents	1.1	—	4.7	5.8
Cash and cash equivalents at the beginning of the period	0.5	(0.8)	18.4	18.1

Cash and cash equivalents at the end of the period	$1.6	$(0.8)	$23.1	$23.9

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Management’s discussion and analysis of financial condition and results of operations for the three and nine months ended September 30, 2010 and 2009, should be read in conjunction with the condensed consolidated financial statements of ACCO Brands Corporation and the accompanying notes contained therein. Unless otherwise noted, the following discussion pertains only to our continuing operations.

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

Foreign currency fluctuations impact our business in two important ways, particularly outside the U.S. (approximately 51% of revenues for the fiscal year ended December 31, 2009), and therefore plays a major role in our reported results. The first and more obvious foreign exchange impact comes from the translation of our foreign operations results into U.S. dollar: a weak US dollar therefore benefits ACCO Brands and a strong U.S. dollar will diminish the contribution from our foreign operations. The second, but potentially larger and less obvious impact, is from foreign currency fluctuations on our cost of goods sold. A significant portion of the products we sell worldwide are sourced from Asia (approximately 70%) and paid for in U.S. dollars. However, our international operations sell in their local currency, and are exposed to their domestic currency movements against the U.S. dollar. A strong U.S. dollar therefore increases our cost of goods sold and a weak U.S. dollar decreases our cost of goods sold for our international operations.

We respond to these market changes by adjusting our sales prices, but this can be difficult during periods of rapid fluctuation. A significant portion of our foreign-currency cost-of-goods purchases is hedged with forward foreign currency contracts, which delays the economic effect of a fluctuating U.S. dollar helping us align market pricing changes. The financial impact on our business of foreign exchange movements for cost of goods is also further delayed by inventory, which is valued on a first- in, first-out (“FIFO”) basis. The two foreign exchange exposures impact the business at different times: the translation of results is impacted immediately when the exchange rates move, whereas the impact on our cost of goods is typically delayed by six months due to a combination of currency hedging and the inventory cycle. During the second half of 2009, the U.S. dollar weakened against major non-U.S. currencies, positively impacting translation in the same period and reducing the cost of products sold by our non-U.S. businesses during the first half of 2010. In addition, the first six months of 2010 saw the U.S. dollar strengthen against the Euro and U.K. Pound but weaken against the Australian and Canadian dollars, creating partially offsetting impacts on our business.

During the first half of 2010, the cost of certain commodities used to make our products also increased, negatively impacting our cost of goods, mainly products sold in the second half of 2010, and contributing to lower gross margins in the third quarter. We continue to monitor commodity costs and work with our suppliers and customers to negotiate balanced and fair pricing, that best reflect the current economic environment. Select price increases have been communicated to our customers and have taken effect during the third quarter of 2010. However, these price increases were negotiated before the most significant commodity cost increases and will therefore only partially offset the higher commodity cost. The Company currently plans to seek additional price increases in the first quarter of 2011, which are intended to offset these additional costs, but will see a negative impact on its gross margins during the second half of 2010 as a consequence of this timing.

The Company does not anticipate incurring restructuring and integration charges in 2010, but will adjust outstanding reserve estimates as necessary. Cash payments related to the Company’s restructuring and integration activities amounted to $6.7 million (excluding capital expenditures) during the first nine months of 2010. It is expected that additional disbursements of $2.3 million will be completed by the end of 2010 as the Company spends amounts accrued on the balance sheet. Any residual cash payments beyond 2010 are anticipated to be offset by expected proceeds from real estate held for sale. As our cash outlays associated with our restructuring initiatives are approaching completion, we expect to increase our ability to reduce debt and take other actions that build future shareholder value.

The year-over-year comparative results were impacted by $1.3 million and $20.0 million of additional salary, management incentive and employee benefits expense for the three and nine months ended September 30, 2010, respectively, whereas the prior year benefited from temporary salary reductions and suspension of certain benefit plans in the U.S.

The Company funds liquidity needs for capital investment, working capital and other financial commitments through cash flow from continuing operations and its $175.0 million ABL Facility. Based on our borrowing base, as of September 30, 2010, approximately $165.0 million remained available for borrowing under our ABL Facility, which is scheduled to expire in September 2013.

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

Three Months Ended September 30, 2010 versus September 30, 2009

Results

The following table presents the Company’s results for the three months ended September 30, 2010 and 2009, respectively.

	Three Months Ended September 30,		Amount of Change
(in millions of dollars)	2010	2009	$	%
Net sales	$330.7	$322.5	$8.2	3%
Cost of products sold	228.5	222.6	5.9	3%
Gross profit	102.2	99.9	2.3	2%
Gross profit margin	30.9%	31.0%		(0.1	) pts
Advertising, selling, general and administrative expenses	69.3	68.9	0.4	1%
Amortization of intangibles	1.7	1.8	(0.1)	(6)%
Restructuring charges	—	1.7	(1.7)	(100)%
Operating income	31.2	27.5	3.7	13%
Operating income margin	9.4%	8.5%		0.9 pts
Interest expense, net	19.6	15.7	3.9	25%
Equity in earnings of joint ventures	(2.3)	(1.3)	(1.0)	(77)%
Other expense, net	0.1	4.3	(4.2)	(98)%
Income tax expense	8.4	7.1	1.3	18%
Effective tax rate	60.9%	80.7%
Income from continuing operations	5.4	1.7	3.7	218%
Loss from discontinued operations, net of income taxes	—	(0.4)	0.4	100%
Net income	5.4	1.3	4.1	NM

Net Sales

Net sales increased $8.2 million, or 3%, to $330.7 million. Led by solid performance in the Computer Products Group, all segments reported volume increases in the low to mid single-digits, partially offset by reduced pricing in all segments. In addition, the weaker U.S. dollar relative to the prior year had a modest favorable impact on sales of $0.9 million.

Cost of Products Sold

Cost of products sold includes all manufacturing, product sourcing and freight and distribution costs, including depreciation related to assets used in the manufacturing and distribution process, inbound and outbound freight, shipping and handling costs, purchasing costs associated with materials and packaging used in the production processes. Cost of products sold increased $5.9 million, or 3%, to $228.5 million. The increase principally reflects the impact of higher volume, currency translation and commodity costs.

In addition, the prior-year period includes certain other charges that have been recorded within cost of products sold that did not qualify as restructuring. Those charges include redundant warehousing or storage costs during the transition to a new distribution center, equipment and other asset move costs, ongoing facility overhead and maintenance costs after exit and employee retention incentives. For the three months ended September 30, 2009, those charges totaled $0.8 million.

Gross Profit

Management believes that gross profit margin provides enhanced shareholder appreciation of underlying profit drivers. Gross profit increased $2.3 million, or 2%, to $102.2 million while gross profit margin decreased to 30.9% from 31.0%. The increase in gross profit was primarily due to increased sales volume and favorable currency translation. The slight decrease in gross profit margin reflects reduced pricing and higher commodity costs mostly offset by product cost reductions, a favorable product mix and the net benefit of currency translation reducing cost of goods in most international markets except Europe.

SG&A (Advertising, selling, general and administrative expenses)

Advertising, selling, general and administrative expenses (SG&A) include advertising, marketing, selling (including commissions), research and development, customer service, depreciation related to assets outside the manufacturing and distribution processes and all other general and administrative expenses outside the manufacturing and distribution functions (e.g., finance, human resources, information technology, etc.). SG&A increased $0.4 million, or 1%, to $69.3 million and as a percentage of sales, SG&A decreased to 21.0% from 21.4% due to higher volume and lower spending, partially offset by increased marketing expenditures.

In addition, the prior-year period includes certain other charges that have been recorded within SG&A. Those charges are incremental to the cost of the Company’s underlying restructuring actions and do not qualify as restructuring. Those charges include costs to improve the efficiency and utilization of its manufacturing and distribution facilities, equipment relocation costs, retention incentives and other facility-related costs. For the three months ended September 30, 2009, those charges totaled $0.3 million.

Operating Income

Operating income increased $3.7 million to $31.2 million, and as a percentage of sales to 9.4% from 8.5%. The increase reflects the absence of $2.8 million in restructuring and other charges in the current year as well as favorable currency translation of $1.4 million, partially offset by reduced pricing, increased marketing expenditures and increased raw material costs.

Interest Expense, Equity in Earnings of Joint Ventures and Other Expense

Interest expense was $19.6 million compared to $15.7 million in the prior-year quarter. The increase reflects higher average interest rates associated with the Company’s refinancing which was completed at the end of September 2009.

Equity in earnings of joint ventures increased to $2.3 million compared to $1.3 million in the prior year reflecting higher income from an acquisition made by one of our unconsolidated joint ventures in the prior year.

Other expense was $0.1 million compared to $4.3 million in the prior-year quarter. In the prior year, in connection with the refinancing transactions, the Company recorded a $9.1 million loss on the early extinguishment of debt associated with the repayment of $403.0 million of borrowings outstanding under its senior secured credit agreements and accounts receivable securitization facility, partially offset by a $4.9 million gain on the early extinguishment of debt in connection with the repurchase of $29.1 million of Senior Subordinated Notes.

Income Taxes

For the three months ended September 30, 2010, the Company recorded income tax expense from continuing operations of $8.4 million on income before taxes of $13.8 million. This compares to income tax expense of $7.1 million on income before taxes of $8.8 million in the prior-year period. The high effective tax rate for both the current and prior-year period is due to no tax benefit being provided on losses incurred in the U.S. and certain foreign jurisdictions where valuation allowances are recorded against future tax benefits.

Income from Continuing Operations

Income from continuing operations was $5.4 million, or $0.10 per diluted share, compared to $1.7 million, or $0.03 per diluted share in the prior-year quarter.

Loss from Discontinued Operations

Discontinued operations includes the results of the Company’s former commercial print finishing business. This business was sold during the second quarter of 2009.

The components of discontinued operations for the three months ended September 30, 2010 and 2009 are as follows:

(in millions of dollars)	2010	2009
Pre-tax loss	$—	$—
Provision for income taxes	—	—
Loss on sale, net of tax	—	(0.4)

Loss from discontinued operations	$—	$(0.4)

Net Income

Net income was $5.4 million, or $0.10 per diluted share, compared to net income of $1.3 million, or $0.02 per diluted share, in the prior-year quarter.

Segment Discussion

ACCO Brands Americas

Results

	Three Months Ended September 30,		Amount of Change
(in millions of dollars)	2010	2009	$	%
Net sales	$178.1	$175.5	$2.6	1%
Operating income	16.5	16.1	0.4	2%
Operating income margin	9.3%	9.2%		0.1 pts
Restructuring and other charges	—	0.3	(0.3)	(100)%

ACCO Brands Americas net sales increased $2.6 million, or 1%, to $178.1 million. Sales volumes in the Americas segment improved 2% overall, partially offset by reduced pricing. The favorable impact from foreign currency translation increased sales by $1.8 million, or 1%.

ACCO Brands Americas operating income increased $0.4 million, to $16.5 million, and operating income margin increased slightly to 9.3% from 9.2% in the prior-year period. The increase in operating income reflects higher sales volumes as well as the absence of $0.3 million in restructuring and other charges incurred in the 2009 period, partially offset by higher commodity costs and increased compensation and benefits costs.

ACCO Brands International

Results

	Three Months Ended September 30,		Amount of Change
(in millions of dollars)	2010	2009	$	%
Net sales	$108.3	$104.4	$3.9	4%
Operating income	6.5	5.8	0.7	12%
Operating income margin	6.0%	5.6%		0.4 pts
Restructuring and other charges	—	2.0	(2.0)	(100)%

ACCO Brands International net sales increased $3.9 million, or 4%, to $108.3 million. Sales volumes in the International segment improved 7%. On a geographic basis, sales decreased in Europe due to adverse currency translation, partially offset by volume gains from new products and share gains. Sales in the Asia-Pacific region increased due to favorable currency translation and volume gains, partially offset by lower pricing.

ACCO Brands International operating income increased $0.7 million, to $6.5 million, and operating income margin increased to 6.0% from 5.6% in the prior-year period. The increase in operating income was primarily due to the absence of $2.0 million in restructuring and other charges incurred in the 2009 period, partially offset by lower pricing, higher commodity costs, increased marketing expenditures and adverse product mix.

Computer Products Group

Results

	Three Months Ended September 30,		Amount of Change
(in millions of dollars)	2010	2009	$	%
Net sales	$44.3	$42.6	$1.7	4%
Operating income	12.6	10.1	2.5	25%
Operating income margin	28.4%	23.7%		4.7 pts
Restructuring and other charges	—	0.5	(0.5)	(100)%

Computer Products net sales increased $1.7 million, or 4%, to $44.3 million. The increase in sales reflects strong growth in security products as well as increased overall sales in the United States. The adverse impact from foreign currency translation decreased sales by $1.0 million, or 2%.

Operating income increased $2.5 million, or 25%, to $12.6 million, with operating income margins increasing to 28.4% from 23.7%. The increase in operating income was principally due to higher sales volumes and favorable product mix and the absence of $0.5 million in restructuring and other charges incurred in the 2009 period, partially offset by increased marketing expenditures.

Nine Months Ended September 30, 2010 versus September 30, 2009

Results

The following table presents the Company’s results for the nine months ended September 30, 2010 and 2009, respectively.

	Nine Months Ended September 30,		Amount of Change
(in millions of dollars)	2010	2009	$	%
Net sales	$958.0	$919.7	$38.3	4%
Cost of products sold	661.6	648.9	12.7	2%
Gross profit	296.4	270.8	25.6	9%
Gross profit margin	30.9%	29.4%		1.5 pts
Advertising, selling, general and administrative expenses	212.9	197.9	15.0	8%
Amortization of intangibles	5.2	5.4	(0.2)	(4)%
Asset impairment charges	—	1.8	(1.8)	(100)%
Restructuring charges (income)	(0.8)	13.8	(14.6)	(106)%
Operating income	79.1	51.9	27.2	52%
Operating income margin	8.3%	5.6%		2.7 pts
Interest expense, net	58.8	47.6	11.2	24%
Equity in earnings of joint ventures	(4.6)	(2.0)	(2.6)	(130)%
Other expense, net	1.4	5.8	(4.4)	(76)%
Income tax expense	17.4	119.2	(101.8)	(85)%
Effective tax rate	74.0%	NM
Income (loss) from continuing operations	6.1	(118.7)	124.8	105%
Loss from discontinued operations, net of income taxes	(0.5)	(8.4)	7.9	94%
Net income (loss)	5.6	(127.1)	132.7	104%

Net Sales

Net sales increased $38.3 million, or 4%, to $958.0 million led by solid performance in the Computer Products Group and translation gains from the weaker U.S. dollar relative to the prior year which favorably impacted sales by 3%, or $29.0 million. All segments reported volume increases in the low to mid single-digits. Sales growth was partially offset by reduced pricing in the Americas and International segments.

Cost of Products Sold

Cost of products sold includes all manufacturing, product sourcing and freight and distribution costs, including depreciation related to assets used in the manufacturing and distribution process, inbound and outbound freight, shipping and handling costs, purchasing costs associated with materials and packaging used in the production processes. Cost of products sold increased $12.7 million, or 2%, to $661.6 million. The increase principally reflects the impact of currency translation and increased sales volume, partially offset by lower commodity costs, including lower costs of Asian sourced goods sold in international markets due to the strengthening of local currencies (other than in Europe) relative to the U.S. dollar compared to this period last year.

In addition, the prior-year period includes certain other charges that have been recorded within cost of products sold that did not qualify as restructuring. Those charges include redundant warehousing or storage costs during the transition to a new distribution center, equipment and other asset move costs, ongoing facility overhead and maintenance costs after exit and employee retention incentives. For the nine months ended September 30, 2009, those charges totaled $2.5 million.

Gross Profit

Gross profit increased $25.6 million, or 9%, to $296.4 million and gross profit margin increased to 30.9% from 29.4%. The increases in gross profit and margin were primarily due to increased sales volume, favorable product mix and relatively lower commodity costs compared to this period last year. Gross profit also benefited from favorable currency translation.

SG&A (Advertising, selling, general and administrative expenses)

Advertising, selling, general and administrative expenses (SG&A) include advertising, marketing, selling (including commissions), research and development, customer service, depreciation related to assets outside the manufacturing and distribution processes and all other general and administrative expenses outside the manufacturing and distribution functions (e.g., finance, human resources, information technology, etc.). SG&A increased $15.0 million, or 8%, to $212.9 million, with currency translation contributing $4.7 million of the increase and, as a percentage of sales, SG&A increased to 22.2% from 21.5%. The current year results include $20.0 million of additional salary, management incentive and employee benefits expense. The lower expense in 2009 was largely due to temporary reductions in salary and benefits.

Operating Income

Operating income increased 52%, or $27.2 million, to $79.1 million with favorable currency translation contributing $6.5 million, as well as the absence of $19.0 million in impairment, restructuring and other charges incurred in the prior year. As a percentage of sales, operating income improved to 8.3% from 5.6%. The improvement in operating income margin was driven by improved gross margin, as discussed above and the decrease in impairment, restructuring and other charges, which was partially offset by increased salary and benefits expense.

Interest Expense, Equity in Earnings of Joint Ventures and Other Expense

Interest expense was $58.8 million compared to $47.6 million in the prior-year period. The increase principally reflects higher average interest rates associated with the Company’s refinancing, which was completed at the end of September 2009.

Equity in earnings of joint ventures increased $2.6 million to $4.6 million reflecting higher income from an acquisition made by one of our unconsolidated joint ventures in the prior year.

Other expense was $1.4 million compared to $5.8 million in the prior-year period. In the prior year, in connection with the refinancing transactions, the Company recorded a $9.1 million loss on the early extinguishment of debt associated with the repayment of $403.0 million of borrowings outstanding under its senior secured credit agreements and accounts receivable securitization facility, partially offset by a $4.9 million gain on the early extinguishment of debt in connection with the repurchase of $29.1 million of Senior Subordinated Notes.

Income Taxes

For the nine months ended September 30, 2010, the Company recorded income tax expense from continuing operations of $17.4 million on income before taxes of $23.5 million. This compares to income tax expense from continuing operations of $119.2 million on income before taxes of $0.5 million for the nine months ended September 30, 2009. During the second quarter of 2009, the Company recorded a non-cash charge of $108.1 million to establish a valuation allowance on its U.S. deferred tax assets. The high effective tax rate for 2010 is due to no tax benefit being provided on losses incurred in the U.S. and certain foreign jurisdictions where valuation allowances are recorded against future tax benefits, partially offset by the benefit of a $2.8 million out-of-period adjustment recorded in the second quarter of this year.

Income from Continuing Operations

Income from continuing operations was $6.1 million, or $0.11 per diluted share, compared to a loss of $118.7 million, or $2.18 per diluted share in the prior-year period.

Loss from Discontinued Operations

Discontinued operations includes the results of the Company’s former commercial print finishing business. This business was sold during the second quarter of 2009. During the nine months ended September 30, 2010, the Company recorded a loss of $0.5 million related to the settlement of litigation accruals attributable to the wind-down of the disposed operations.

The components of discontinued operations for the nine months ended September 30, 2010 and 2009, are as follows:

(in millions of dollars)	2010	2009
Pre-tax loss	$(0.3)	$(8.8)
Provision for income taxes	—	0.2
(Loss) gain on sale, net of tax	(0.2)	0.6

Loss from discontinued operations	$(0.5)	$(8.4)

Net Income (Loss)

Net income was $5.6 million, or $0.10 per diluted share, compared to a net loss of $127.1 million, or $2.33 per diluted share, in the prior-year period.

Segment Discussion

ACCO Brands Americas

Results

	Nine Months Ended September 30,		Amount of Change
(in millions of dollars)	2010	2009	$	%
Net sales	$506.6	$495.2	$11.4	2%
Operating income	39.2	27.9	11.3	41%
Operating income margin	7.7%	5.6%		2.1 pts
Impairment, restructuring and other charges	(0.4)	4.7	(5.1)	(109)%

ACCO Brands Americas net sales increased $11.4 million, or 2%, to $506.6 million. The favorable impact from foreign currency translation increased sales by $10.2 million, or 2%. Sales volume increased 2% driven by growth in all markets, partially offset by reduced pricing.

ACCO Brands Americas operating income increased $11.3 million, to $39.2 million, and operating income margin increased to 7.7% from 5.6% in the prior year period. The increase in operating income primarily reflects the absence of $5.1 million in impairment, restructuring and other charges incurred in the 2009 period and the impact of an improved gross margin resulting from lower commodity costs and improved product mix, which were partially offset by $13.9 million of higher compensation expense resulting primarily from temporary salary reductions, and suspension of management incentive programs and retirement plan contributions in the prior-year period.

ACCO Brands International

Results

	Nine Months Ended September 30,		Amount of Change
(in millions of dollars)	2010	2009	$	%
Net sales	$325.3	$307.4	$17.9	6%
Operating income	22.9	12.6	10.3	82%
Operating income margin	7.0%	4.1%		2.9 pts
Impairment, restructuring and other charges	(0.2)	11.2	(11.4)	(102)%

ACCO Brands International net sales increased $17.9 million, or 6%, to $325.3 million. The favorable impact from foreign currency translation increased sales by $18.0 million, or 6%. All regions experienced volume growth, mostly offset by lower pricing, principally in Australia.

ACCO Brands International operating income increased $10.3 million, to $22.9 million, and operating income margin increased to 7.0% from 4.1% in the prior-year period. The increase in operating income was primarily the result of the absence of $11.4 million in impairment, restructuring and other charges incurred in the 2009 period, together with lower product costs. Product costs were impacted favorably in the current year and adversely in the prior year by commodity and currency volatility. The current year also benefited from completed cost reduction initiatives in the prior year, partially offset by increased new product development costs.

Computer Products Group

Results

	Nine Months Ended September 30,		Amount of Change
(in millions of dollars)	2010	2009	$	%
Net sales	$126.1	$117.1	$9.0	8%
Operating income	31.4	22.8	8.6	38%
Operating income margin	24.9%	19.5%		5.4 pts
Restructuring and other charges	(0.2)	2.3	(2.5)	(109)%

Computer Products net sales increased $9.0 million, or 8%, to $126.1 million. The increase reflects strong growth in sales mainly from security products and growth in most regions. The favorable impact of currency translation increased sales by $0.8 million, or 1%.

Operating income increased 38%, or $8.6 million, to $31.4 million, with operating income margins increasing to 24.9% from 19.5%. The increase in operating income was principally due to favorable product mix and higher sales volumes and the absence of $2.5 million in restructuring and other charges incurred in the 2009 period, partially offset by increased compensation and employee benefits expense.

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

Nine months ended September 30, 2010 versus nine months ended September 30, 2009

Cash Flow from Operating Activities

Cash used by operating activities was $14.9 for the nine months ended September 30, 2010, compared to a source of $30.8 million in 2009. Net income for 2010 was $5.6 million and the net loss for 2009 was $127.1 million. Non-cash adjustments to net income (loss) on a pre-tax basis in 2010 totaled $35.3 million compared to $45.5 million in 2009. The 2009 results include a $108.1 million non-cash charge related to the impairment of U.S. deferred tax assets. Pre-tax net income adjusted for non-cash charges was $58.3 million in 2010 compared to $38.0 million in 2009.

	Nine Months Ended
	September 30, 2010	September 30, 2009
Pre-tax Net Income – Continuing Operations	$23.5	$0.5
Pre-tax Net Loss – Discontinued Operations	(0.5)	(8.0)

Pre-tax Net Income (Loss)	23.0	(7.5)
Pre-tax Non-cash Charges	35.3	45.5

Pre-tax Net Income Adjusted for Non-cash Charges	$58.3	$38.0

The net use of cash from operating activities of $14.9 million for the nine months ended September 30, 2010 is the result of an increase in working capital (accounts receivable, inventories and accounts payable), partly offset by improved profitability. The $18.6 million use of cash for our operating working capital in 2010 is the result of: 1) higher inventory due to the timing of sales (not expected to materialize until the fourth quarter) and the higher cost of commodities, and 2) higher than expected accounts receivable due to the timing of sales and collections within the quarter. In addition, cash was used to fund interest payments that were $16.7 million higher than the prior year and contributions to the Company’s pension plans that were $8.7 million higher than a year ago, offset by payments for restructuring and integration activities that were $25.4 million lower than the prior year.

For the 2009 period, cash provided by operations was $30.8 million, and includes a net source of $52.4 million that was generated from accounts receivable, inventories and accounts payable as we focused on right-sizing our operating working capital. During 2009, significant inventory reductions were achieved across our global businesses and our accounts receivable remained well-controlled as we responded to sales volume declines due to the economic downturn. Because of the inability of some of our suppliers to obtain credit insurance during 2009, we were required to pay certain suppliers more promptly, offsetting some of our gains from working capital management.

The table below shows our cash flow from accounts receivable, inventories and accounts payable for the nine months ended September 30, 2010 and 2009, respectively.

	Nine Months Ended
	September 30, 2010	September 30, 2009
Accounts Receivable	$0.8	$46.1
Inventories	(28.4)	66.3
Accounts Payable	9.0	(60.0)

Total	$(18.6)	$52.4

Cash Flow from Investing Activities

Cash used by investing activities was $12.9 million and $0.5 million for the nine months ended September 30, 2010 and 2009, respectively. Gross capital expenditures were $8.7 million and $7.7 million for the nine months ended September 30, 2010 and 2009, respectively. The sale of discontinued operations during the second quarter of 2009, resulted in payments related to discontinued operations of $3.8 million in 2010 primarily for the settlement of litigation accruals, compared to net cash proceeds of $10.3 million that were received in the prior year period. Additional cash proceeds of $3.7 million are expected to be received and additional costs associated with the sale of approximately $1.8 million are expected to be paid at a future date.

Cash Flow from Financing Activities

Cash used by financing activities was $1.3 million and $26.7 million for the nine months ended September 30, 2010 and 2009, respectively. The decrease in cash used by financing activities primarily reflects the impact of the Company’s refinancing transactions which were completed at the end of September 2009 and included the settlement of a Euro debt cross-currency swap at a cost of $40.8 million, and $19.1 million of debt issuance payments.

Compliance with Loan Covenants

Based on our borrowing base, as of September 30, 2010, the amount available for borrowings under the Company’s ABL Facility was $165.0 million (allowing for $10.0 million of letters of credit outstanding on that date).

The Company’s ABL Facility would not be affected by a change in its credit rating.

As of and for the period ended September 30, 2010, the Company was in compliance with all applicable loan covenants.

Capitalization

We had approximately 54.9 million common shares outstanding as of September 30, 2010.

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

Forward-Looking Statements

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report contain, and other periodic reports and press releases of the Company may contain, certain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. These forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “will,” “believe,” “expect,” “intend,” “anticipate,” “estimate,” “forecast,” “project,” “plan,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Because actual results may differ from those predicted by such forward-looking statements, you should not place undue reliance on such forward-looking statements when deciding whether to buy, sell or hold the Company’s securities. The Company undertakes no obligation to update these forward-looking statements in the future. Among the factors that could cause plans, actions and results to differ materially from current expectations are: fluctuations in cost and availability of raw materials; competition within the markets in which the Company operates; the effects of both general and extraordinary economic, political and social conditions, including continued volatility and disruption in the capital and credit markets; the dependence of the Company on certain suppliers of manufactured products; the effect of consolidation in the office products industry; the liquidity and solvency of our major customers; our continued ability to access the capital and credit markets; the risk that targeted cost savings and synergies from previous business combinations may not be fully realized or take longer to realize than expected; future goodwill and/or impairment charges; foreign exchange rate fluctuations; the development, introduction and acceptance of new products; the degree to which higher raw material costs, and freight and distribution costs, can be passed on to customers through selling price increases and the effect on sales volumes as a result thereof; increases in health care, pension and other employee welfare costs; as well as other risks and uncertainties detailed from time to time in the Company’s SEC filings.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. There has been no material changes to Foreign Exchange Risk Management or Interest Rate Risk Management through the period ended September 30, 2010 or through the date of this report.

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

(b) Changes in Internal Control Over Financial Reporting.

There has been no change in the Company’s internal control over financial reporting that occurred during the three month period ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A—Risk Factors in our annual report on Form 10-K for the year ended December 31, 2009. The risk factors described in that annual report could materially adversely affect our business, financial condition or future results. The risks described in that annual report are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently consider immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

October 27, 2010

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