Form 10-K
period 2010-12-31
ACCO BRANDS CORP
filed 2011-02-24
CIK 712034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☑

As of June 30, 2010, the aggregate market value of the shares of Common Stock held by non-affiliates of the registrant was approximately $201 million.

As of February 1, 2011, the registrant had outstanding 54,922,783 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be issued in connection with registrant’s annual stockholder’s meeting to be held on May 17, 2011 are incorporated by reference into Part III of this report.

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

Our strategy centers on a combination of growing sales and market share and generating acceptable profitability and returns. Specifically, we have substantially reduced our operating expenses and seek to leverage our platform for organic growth through greater consumer understanding, product innovation, marketing and merchandising, disciplined category expansion including broader product penetration and possible strategic transactions and continued cost realignment. To achieve these goals, we plan to continue to execute the following strategies: (1) invest in research, marketing and innovation, (2) penetrate the full product spectrum of our categories and (3) opportunistically pursue strategic transactions.

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

Reportable Segments

Our Company is organized into three business segments: ACCO Brands Americas, ACCO Brands International and Computer Products Group.

The following table shows the percentages of consolidated revenue from continuing operations derived from each of our reportable segments in the years indicated:

Segment	2010	2009	2008
ACCO Brands Americas	52%	53%	52%
ACCO Brands International	35%	34%	35%
Computer Products Group	13%	13%	13%

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

Computer Products Group

This Group designs, distributes, markets and sells accessories for laptop and desktop computers and Apple® iPod®, iPad® and iPhone® products. These accessories primarily include security locks, power adapters, input devices such as mice and keyboards, laptop computer carrying cases, hubs and docking stations, ergonomic devices and technology accessories for iPods®, iPads® and iPhones®. The Computer Products Group sells mostly under the Kensington and Kensington Microsaver® brand names, with the majority of its revenue coming from the U.S. and Western Europe.

All of our computer products are manufactured by third-party suppliers, principally in Asia, and are stored in and distributed from our regional facilities. Our computer products are sold primarily to consumer electronics retailers, information technology value-added resellers, original equipment manufacturers and office products retailers.

For further information on the Company’s business segments see Note 15, Information on Business Segments, to our consolidated financial statements contained in Item 8 of this report.

Discontinued Operations

In June 2009, the Company completed the sale of its commercial print finishing business for final gross proceeds of $16.2 million. The results of operations and loss on sale of this business are reported in discontinued operations for all periods presented. For further information on the Company’s discontinued operations see Note 18, Discontinued Operations, to our consolidated financial statements contained in Item 8 of this report.

Customers/Competition

Our sales are generated principally in North America, Europe and Australia. For the fiscal year ended December 31, 2010, these markets represented 59%, 24% and 14% of our net sales, respectively. Our top ten customers are Staples, Office Depot, United Stationers, BPGI, OfficeMax, S.P. Richards, Coles Group, Wal-Mart/Sam’s Club, Lyreco and Spicers, together accounting for 49% of our net sales for the fiscal year ended December 31, 2010. Sales to Staples amounted to approximately 13% of consolidated net sales for each of the three years ended 2010, 2009 and 2008. Sales to Office Depot, Inc. and subsidiaries amounted to approximately 11% of consolidated net sales for each of the three years ended 2010, 2009 and 2008. Sales to no other customer exceeded 10% of consolidated sales for any of these periods.

Current trends among our customers include fostering high levels of competition among suppliers, demanding innovative new products and requiring suppliers to maintain or reduce product prices and deliver products with shorter lead times and in smaller quantities. Other trends are for retailers to import generic products directly from foreign sources and sell those products, which compete with our products, under the customers’ own private-label brands. The combination of these market influences, along with a recent and continuing trend of consolidation among resellers, has created an intensely competitive environment in which our principal customers continuously evaluate which product suppliers they use. This results in pricing pressures, the need for stronger end-user brands, broader product penetration within categories, the ongoing introduction of innovative new products and continuing improvements in customer service.

Competitors of the ACCO Brands Americas and ACCO Brands International segments include Avery Dennison, Esselte, 3M, Newell, Hamelin, Smead, Fellowes, Mead, Franklin Covey and Spiral Binding. Competitors of the Computer Products Group include Belkin, Logitech, Targus and Fellowes.

Certain financial information for each of our business segments and geographic regions is incorporated by reference to Note 15, Information on Business Segments, to our consolidated financial statements contained in Item 8 of this report.

Product Development and Product Line Rationalization

Our strong commitment to understanding our consumers and defining products that fulfill their needs drives our product development strategy, which we believe is and will continue to be a key contributor to our success in the office products industry. Our new products are developed from our own consumer understanding, our own research and development or through partnership initiatives with inventors and vendors. Costs related to consumer research and product research when paid directly by ACCO Brands are included in marketing costs and research and development expenses, respectively. Research and development expenses amounted to $24.0 million, $18.6 million and $22.3 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Our product line strategy emphasizes the divestiture of businesses and rationalization of product offerings that do not meet our long-term strategic goals and objectives. We consistently review our businesses and product offerings, assess their strategic fit and seek opportunities to divest non-strategic businesses. The criteria we use in assessing the strategic fit include: the ability to increase sales for the business; the ability to create strong, differentiated brands; the importance of the business to key customers; the business relationship with existing product lines; the impact of the business to the market; and the business’s actual and potential impact on our operating performance.

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

Supply

Our products are either manufactured or sourced to ensure that we supply our customers with appropriate customer service, quality products, innovative solutions and attractive pricing. We have built a customer-focused business model with a flexible supply chain to ensure that these factors are appropriately balanced. Using a combination of manufacturing and third-party sourcing also enables us to reduce our costs and effectively manage our production assets by lowering our capital investment and working capital requirements. Our strategy is to manufacture those products that would incur a relatively high freight expense or have high service needs and source those products that have a high proportion of direct labor cost. Low-cost sourcing mainly comes from China, but we also source from other Asian countries and Eastern Europe. Where freight costs or service issues are significant, we source from factories located in or near to our domestic markets.

Seasonality

Our business, as it concerns both historical sales and profit, has experienced increased sales volume in the third and fourth quarters of the calendar year. Two principal factors have contributed to this seasonality: the office products industry, its customers and ACCO Brands specifically are major suppliers of products related to the “back-to-school” season, which occurs principally during June, July, August and September for our North American business and during November, December and January for our Australian business; and our offering includes several products which lend themselves to calendar year-end purchase timing, including Day-Timer planners, paper organization and storage products (including bindery) and Kensington computer accessories, which increase with traditionally strong fourth-quarter sales of personal computers.

Intellectual Property

We have many patents, trademarks, brand names and trade names that are, in the aggregate, important to our business. The loss of any individual patent or license, however, would not be material to us taken as a whole. Many of our trademarks are only important in particular geographic markets or regions. Our principal registered trademarks are: GBC®, Kensington®, Quartet®, Rexel, Swingline®, Wilson Jones®, Marbig, NOBO, Day-Timer®, Microsaver® and ACCO®. See “Risk Factors—Risks Related to Our Business.”

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

Employees

As of December 31, 2010, the Company had approximately 4,200 full-time and part-time employees. There have been no strikes or material labor disputes at any of our facilities during the past five years. We consider our employee relations to be good.

ITEM 1A. RISK FACTORS

The factors that are discussed below, as well as the matters that are generally set forth in this report on Form 10-K and the documents incorporated by reference herein, could materially and adversely affect the Company’s business, results of operations and financial condition.

Risks Related to Our Business

Sales of our products may be adversely affected by issues that affect business, commercial and consumer spending decisions during periods of economic uncertainty.

The majority of our products are used by businesses, whose purchasing power is influenced by general economic conditions. With respect to our office products, because we have typically targeted the higher-margin, premium-end of the product categories in which we compete, sales of our products can be very sensitive to uncertain U.S. and global economic conditions, particularly in categories where we compete against private label or generic products that generally are sold at lower prices. We believe that consumer and commercial end-users choose our products based on the status of our brands and the perception that our products have added value and a reputation for reliability, ease-of-use, performance and professional appearance than less expensive alternatives. However, in periods of economic uncertainty, businesses and consumers may seek or be forced to purchase more lower-cost, private label or other economy brands, or to forego certain purchases altogether.

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

As of December 31, 2010, we had $727.6 million of outstanding debt. This indebtedness could have negative consequences to us, such as:

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

The agreements governing our indebtedness contain financial and other restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. Our ability to meet our expense and debt service obligations will depend on our future performance, which will be affected by financial, business, economic and other factors, including potential changes in customer preferences, the success of product and marketing innovation and pressure from competitors. Should our sales decline, we may not be able to generate sufficient cash flow to pay our debt service obligations when due. If we are unable to meet our debt service obligations or should we fail to comply with our financial and other restrictive covenants, we may be required to refinance all or part of our existing debt (in all likelihood on terms less favorable than our current terms), sell important strategic assets at unfavorable prices or borrow more money. We may not be able to, at any given time, refinance our debt, sell assets or borrow more money on terms acceptable to us or at all. The inability to refinance our debt could have a material adverse effect on our financial condition and results from operations.

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

We require a significant amount of cash to service our debt. Our ability to meet our cash requirements and service our debt could be impacted by many factors that are outside our control, including global economic conditions and access to credit markets.

Our future operating performance is dependent on many factors, some of which are beyond our control, including prevailing economic, financial and industry conditions. Worsening global economic conditions would adversely impact commercial spending and our sales would likely decline or become increasingly concentrated in lower margin products, and our business, financial condition, results of operations and/or cash flows could be materially adversely affected.

The impact of any negative global economic conditions and the ability of our suppliers and customers to access credit markets is also unpredictable, and may create additional risks for us, both directly and indirectly. The inability of suppliers to access financing or the insolvency of one or more of our suppliers could lead to disruptions in our supply chain, which could adversely impact our sales and/or increase our costs. Our suppliers may require us to pay cash in advance or obtain letters of credit for their benefit as a condition to selling us their products and services. If one or more of our principal customers were to file for bankruptcy, our sales could be adversely impacted and our ability to collect outstanding accounts receivable from any such customer could be limited. Any of these risks and uncertainties could have a material adverse effect on our business, financial condition, results of operations and/or cash flows.

Our operating performance and ability to comply with covenants under our borrowing arrangements are dependent on our continued ability to access funds under our credit and loan agreements, including under our asset-based revolving credit facility, and from cash on hand, maintain sales volumes, drive profitable growth, realize cost savings and generate cash from operations. The financial institutions that fund our asset-based revolving credit facility are also impacted by any volatility in the credit markets, and if one or more of them cannot fulfill our revolving credit requests, our operations may be adversely impacted.

During the third quarter of 2009, the Company completed a series of transactions to refinance its indebtedness. These transactions resulted in both an increased amount of indebtedness as well as an increase to the weighted average interest rate on our indebtedness. As such, these transactions have increased the cost of servicing our debt, which has negatively impacted our results of operations and cash flows. (For a further discussion on the Company’s refinancing transactions, see Note 3, Long-term debt and Short-term borrowings, under Item 8, Financial Statements and Supplementary Data.)

Despite current indebtedness levels, we and our subsidiaries may still be able to incur substantially more debt. This could further exacerbate the risks associated with our substantial leverage.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future because the terms of our existing indebtedness do not prohibit us or our subsidiaries from doing so, within certain limits. Based on our borrowing base, as of December 31, 2010 our revolving credit facility permitted borrowing of up to an additional $168.1 million. If new indebtedness is added to our and our subsidiaries’ current debt levels, the related risks that we and they now face could intensify.

Failure to maintain our credit ratings could limit our access to the capital markets, adversely affect the cost and terms upon which we are able to obtain additional financing and negatively impact our business.

Although we believe existing cash, funds generated by operations and amounts available under our asset-based revolving credit facility will collectively provide adequate resources to fund our ongoing operating requirements, we may be required to seek additional financing to compete effectively in our market. In light of the current difficulties in the financial markets, there can be no assurance that we will be able to maintain our credit ratings. We have experienced downgrades in the past and may experience further downgrades. Failure to maintain these credit ratings could, among other things, limit our access to the capital markets and adversely affect the cost and terms upon which we are able to obtain additional financing, including any financing from our suppliers, which could negatively impact our business. A credit rating is not a recommendation to buy, sell or hold any security and may be revised or withdrawn at any time by the issuing organization. Each credit rating should be evaluated independently of any other credit rating.

Our business is dependent on a limited number of customers, and a substantial reduction in sales to these customers could significantly impact our operating results.

The office products industry is concentrated in a small number of major customers, principally office products superstores (which combine contract stationers, retail and mail order), office products resellers and mass merchandisers. A relatively limited number of customers account for a large percentage of our total net sales. Our top ten customers accounted for 49% of our net sales for the fiscal year ended December 31, 2010. Sales to Staples and Office Depot, Inc. and subsidiaries during the same period amounted to approximately 13% and 11%, respectively, of our 2010 net sales. The loss of, or a significant reduction in, business from one or more of our major customers could have a material adverse effect on our business, financial condition and results of operations. A concentrated customer base also exposes us to increased concentration of customer credit risk.

A bankruptcy of one or more of the Company’s major customers could have a material adverse effect on our financial condition and results of operations.

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

The difference between plan obligations and assets, or the funded status of our defined benefit pension plans, is a significant factor in determining the net periodic benefit costs of our pension plans and the ongoing funding requirements of those plans. Changes in interest rates and the market value of plan assets can impact the funded status of these plans and cause volatility in the net periodic benefit cost and future funding requirements of these plans. The exact amount of cash contributions made to pension plans in any year is dependent upon a number of factors, including the investment returns on pension plan assets, and a significant increase in our pension funding requirements could have a negative impact on our cash flow and financial condition.

Impairment charges could have a material adverse effect on our financial results.

In prior years we have recorded significant amounts of goodwill and other asset impairment charges adversely affecting financial results. Future events may occur that may also adversely affect the reported value of our assets and require impairment charges, which could further adversely affect our financial results. Such events may include, but are not limited to, a sustained decline in our stock price, strategic decisions made in response to changes in economic and competitive conditions, the impact of the economic environment on our customer base or a material adverse change in our relationship with significant customers.

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

Our business, as it concerns both historical sales and profit, has experienced higher sales volume in the third and fourth quarters of the calendar year. Two principal factors have contributed to this seasonality: the office products industry’s customers and our product line. We are major suppliers of products related to the

“back-to-school” season, which occurs principally during June, July, August and September for our North American business and November, December and January for our Australian business; and our product line includes several products that lend themselves to calendar year-end purchase timing. If either of these typical seasonal increases in sales of certain portions of our product line does not materialize, we could experience a material adverse effect on our business, financial condition and results of operations.

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

We purchase products for resale under credit arrangements with our vendors. In weak global markets, vendors may seek credit insurance to protect against non-payment of amounts due to them. During any period of declining operating performance, or should we experience severe liquidity challenges, vendors may demand that we accelerate our payment for their products. Also, credit insurers may curtail or eliminate coverage to the vendors. If vendors begin to demand accelerated payment of amounts due to them or if they begin to require advance payments or letters of credit before goods are shipped to us, these demands could have a significant adverse impact on our operating cash flow and result in a severe drain on our liquidity. In addition, if our vendors are unable to access liquidity or become insolvent, they could be unable to supply us with product. Also, some of our vendors are dependent upon other industries for raw materials and other products and services necessary to produce and provide the products they supply to us. Any adverse impacts to those industries could have a ripple effect on these vendors, which could adversely impact their ability to supply us at levels we consider necessary or appropriate for our business, or at all. Any such disruptions could negatively impact our ability to deliver products and services to our customers, which in turn could have an adverse impact on our business, operating results, financial condition or cash flow.

Risks associated with currency volatility could harm our business.

Approximately 52% of our net sales for the fiscal year ended December 31, 2010 were from foreign sales. While the recent relative volatility of the U.S. dollar to other currencies has impacted our businesses’ sales, profitability and cash flows as the results of non-U.S. operations have decreased when reported in U.S. dollars, we cannot predict the rate at which the U.S. dollar will trade against other currencies in the future. If the U.S. dollar were to substantially strengthen, making the dollar significantly more valuable relative to other currencies in the global market, such an increase could harm our ability to compete, and therefore, materially and adversely affect our financial condition and our results of operations. More specifically, a significant portion of the products we sell are sourced from China and other Southeast Asian countries and are paid for in U.S. dollars. Thus, movements of their local currency to the U.S. dollar have the same impacts as raw material price changes in addition to the currency translation impact noted above.

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

Certain of our patents covering products in the computer security category begin to expire in January 2012. We recognized approximately $7.5 million, $4.6 million and $7.6 million in royalty revenue related to these patents in the years ended December 31, 2010, 2009 and 2008, respectively. Once these patents expire, competitors may be able to legally utilize our technology and competition could increase, resulting in the Company realizing lower gross margin from the loss of royalty receipts and possibly lower gross margin for certain of our products. There can be no assurance that the royalty income we currently receive pursuant to license agreements covering the patents that will expire can be replaced, or that we will not experience a decline in gross profit margin on related products.

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

We and our operations, both in the United States and abroad, are subject to national, state, provincial and/or local environmental laws and regulations that impose limitations and prohibitions on the discharge and emission of, and establish standards for the use, disposal and management of, certain materials and waste. We are also subject to laws regulating the content of toxic chemicals and materials in the products we sell. Environmental laws and regulations can be complex and may change often. Capital and operating expenses required to comply with environmental laws and regulations can be significant, and violations may result in substantial fines, penalties and civil damages. The costs of complying with environmental laws and regulations and any claims concerning noncompliance, or liability with respect to contamination in the future could have a material adverse effect on our financial condition or results of operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We have manufacturing facilities in North America, Europe and Australia, and maintain distribution centers in relation to the regional markets we service. We lease our principal U.S. headquarters in Lincolnshire, Illinois. The following table indicates the principal manufacturing and distribution facilities of our subsidiaries as of December 31, 2010:

Location	Functional Use	Owned/Leased
U.S. Properties:
Ontario, California	Distribution/Manufacturing	Leased
Booneville, Mississippi	Distribution/Manufacturing	Owned/Leased
Ogdensburg, New York	Distribution/Manufacturing	Owned/Leased
East Texas, Pennsylvania	Distribution/Manufacturing/Office	Owned
Pleasant Prairie, Wisconsin	Distribution/Manufacturing	Leased
Non-U.S. Properties:
Sydney, Australia	Distribution/Manufacturing/Office	Owned/Leased
Brampton, Canada	Distribution/Manufacturing/Office	Leased
Tabor, Czech Republic	Manufacturing	Owned
Vozicka, Czech Republic	Distribution	Owned
Denton, England	Manufacturing	Owned
Halesowen, England	Distribution	Owned
Lillyhall, England	Manufacturing	Leased
Tornaco, Italy	Distribution	Leased
Lerma, Mexico	Manufacturing/Office	Owned
Born, Netherlands	Distribution	Leased
Wellington, New Zealand	Distribution/Office	Owned
Arcos de Valdevez, Portugal	Manufacturing	Owned

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

ITEM 4. (REMOVED AND RESERVED)

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “ABD.” The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported on the NYSE for 2009 and 2010:

	High	Low
2009
First Quarter	$4.79	$0.67
Second Quarter	3.79	0.97
Third Quarter	7.67	2.24
Fourth Quarter	7.80	5.74
2010
First Quarter	$8.62	$5.92
Second Quarter	9.47	4.93
Third Quarter	6.81	4.63
Fourth Quarter	8.89	5.52

As of February 1, 2011, the Company had approximately 12,115 registered holders of its common stock.

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

STOCK PERFORMANCE GRAPH

The following graph compares the cumulative total stockholder return on our common stock to that of the S&P Office Services and Supplies (SuperCap) Index and the Russell 2000 Index assuming an investment of $100 in each from December 31, 2005 through December 31, 2010.

	Cumulative Total Return
	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
ACCO Brands Corporation	$100.00	$108.04	$65.47	$14.08	$29.71	$34.78
Russell 2000	100.00	118.37	116.51	77.15	98.11	124.46
S & P Office Services & Supplies (SuperCap)	100.00	113.52	100.99	62.69	73.84	87.28

ITEM 6. SELECTED FINANCIAL DATA

SELECTED HISTORICAL FINANCIAL DATA

The following table sets forth our selected consolidated financial data. The selected consolidated financial data as of and for the five fiscal years ended December 31 are derived from our consolidated financial statements. The data should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this annual report.

	Year Ended December 31,
	2010	2009	2008	2007	2006
(in millions of dollars, except per share data)
Income Statement Data:
Net sales	$1,330.5	$1,272.5	$1,578.2	$1,834.8	$1,847.0
Cost of products sold(1)	915.1	893.2	1,094.4	1,262.3	1,305.2

Gross profit	415.4	379.3	483.8	572.5	541.8
Operating costs and expenses:
Advertising, selling, general and administrative expenses(1)	294.0	273.1	379.0	433.5	432.0
Amortization of intangibles	6.9	7.2	7.7	7.9	8.4
Restructuring charges	(0.5)	17.4	28.8	21.0	44.1
Goodwill and asset impairment charges(2)	—	1.8	274.4	2.3	—

Total operating costs and expenses	300.4	299.5	689.9	464.7	484.5

Operating income (loss)	115.0	79.8	(206.1)	107.8	57.3
Interest expense, net	78.2	67.0	63.7	64.1	61.1
Income (loss) from continuing operations(3)	11.5	(115.8)	(263.0)	34.0	2.1
Per common share:
Income (loss) from continuing operations(3)
Basic	$0.21	$(2.13)	$(4.85)	$0.63	$0.04
Diluted	$0.20	$(2.13)	$(4.85)	$0.62	$0.04
Balance Sheet Data (at year end):
Total assets	$1,149.6	$1,106.8	$1,282.2	$1,898.5	$1,849.6
External debt	727.6	725.8	708.7	775.3	805.1
Total stockholders’ equity (deficit)	(79.8)	(117.2)	(3.4)	438.3	384.0
Other Data:
Cash provided by operating activities	$54.9	$71.5	$37.2	$81.2	$120.9
Cash used by investing activities	14.9	3.9	18.7	55.2	21.4
Cash used by financing activities	0.1	44.5	37.7	35.4	145.0

(1)

Income (loss) from continuing operations was impacted by certain other charges that have been recorded within cost of products sold, and advertising, selling, general and administrative expenses. These charges are incremental to the cost of the Company’s underlying restructuring actions and do not qualify as restructuring. These charges include redundant warehousing or storage costs during the transition to new distribution centers, equipment and other asset move costs, ongoing facility overhead and maintenance costs after exit, gains on the sale of exited facilities, certain costs associated with the Company’s debt refinancing and employee retention incentives. Within cost of products sold on the Consolidated Statements of Operations for the years ended December 31, 2009, 2008, 2007 and 2006, these charges totaled $3.4 million, $7.5 million, $17.2 million and $10.8 million, respectively. Within advertising, selling, general and administrative expenses on the Consolidated Statements of Operations for the years ended December 31, 2009, 2008, 2007 and 2006, these charges totaled $1.2 million, $3.1 million, $16.3 million and $10.8 million, respectively. Included within the 2008 result, is a charge for $4.2 million related to the exit of the

Company’s former CEO, a $3.5 million gain on the sale of a manufacturing facility and net gains of $2.4 million on the sale of three additional properties. The Company did not incur restructuring and integration charges in 2010.

(2)	The following table sets forth the Company’s pre-tax impacts of the non-cash goodwill and asset impairment charges recorded during 2009, 2008 and 2007, respectively. For a further discussion of the impairment charges, see Note 8, Goodwill and Identifiable Intangible Assets, to our consolidated financial statements, contained in Item 8 of this report.

(in millions of dollars)	2009	2008	2007
Continuing Operations
Segment:
ACCO Brands Americas	$0.9	$160.6	$1.6
ACCO Brands International	0.9	111.0	0.7
Computer Products Group	—	2.8	—

Total Continuing Operations	$1.8	$274.4	$2.3

(3)	During the second quarter of 2009, the Company recorded a non-cash charge of $108.1 million to establish a valuation allowance against its U.S. deferred taxes. For a further discussion of the valuation allowance, see Note 10, Income Taxes, to our consolidated financial statements, contained in Item 8 of this report.

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

Our current strategy centers on a combination of growing sales and market share and generating acceptable profitability and financial returns. Specifically, we have substantially reduced our operating expenses and seek to leverage our platform for organic growth through greater consumer understanding, product innovation, marketing and merchandising, disciplined category expansion including broader product penetration and possible strategic transactions and continued cost realignment. To achieve these goals, we plan to continue to execute the following strategies: (1) invest in research, marketing and innovation, (2) penetrate the full product spectrum of our categories and (3) opportunistically pursue strategic transactions.

In June 2009, the Company completed the sale of its commercial print finishing business for final gross proceeds of $16.2 million, after final working capital adjustments made during the third quarter. As a result of the adjustments, the Company received net cash proceeds before expenses of $12.5 million and a $3.65 million note due from the buyer payable in installments of $1.325 million in June, 2011 and $2.325 million in June, 2012. Interest on the unpaid balance is payable at the rate of 4.9 percent per annum. The gross proceeds received are before fees and expenses related to the transactions and provisions arising from continuing litigation related to the transaction. The commercial print finishing business has been classified as a discontinued operation in our consolidated financial statements for all periods presented. For further information on the Company’s discontinued operations see Note 18, Discontinued Operations, to our consolidated financial statements contained in Item 8 of this report.

Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements of ACCO Brands Corporation and the accompanying notes contained therein. Unless otherwise noted, the following discussion pertains only to our continuing operations.

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

With 52% of revenues for the fiscal year ended December 31, 2010 arising from foreign operations, exchange rate fluctuations can play a major role in our reported results. Foreign currency fluctuations impact our business in two important ways. The first and more obvious foreign exchange impact comes from the translation of our foreign operations results into U.S. dollars: a weak US dollar therefore benefits ACCO Brands and a strong U.S. dollar will diminish the contribution from our foreign operations. The second, but potentially larger and less obvious impact is from foreign currency fluctuations on our cost of goods sold. A significant portion of the products we sell worldwide are sourced from Asia (approximately 70%) and paid for in U.S. dollars. However, our international operations sell in their local currency, and are exposed to their domestic currency movements against the U.S. dollar. A strong U.S. dollar, therefore, increases our cost of goods sold and a weak U.S. dollar decreases our cost of goods sold for our international operations.

We respond to these market changes by adjusting our sales prices, but this response can be difficult during periods of rapid fluctuation. A significant portion of our foreign-currency cost of goods purchases is hedged with forward foreign currency contracts, which delays the economic effect of a fluctuating U.S. dollar helping us align market pricing changes. The financial impact on our business of foreign exchange movements for cost of goods is also further delayed by inventory, which is valued on a first- in, first-out (“FIFO”) basis. The two foreign exchange exposures impact the business at different times: the translation of results is impacted immediately when the exchange rates move, whereas the impact on our cost of goods is typically delayed up to six months due to a combination of currency hedging and the inventory cycle.

During 2010, the cost of certain commodities used to make our products increased significantly, negatively impacting our cost of goods, mainly for products sold in the second half of the year. We continue to monitor commodity costs and work with our suppliers and customers to negotiate balanced and fair pricing that best reflect the current economic environment. Select price increases took effect during the third quarter of 2010. However, these price increases were negotiated before the most significant commodity cost increases and therefore only partially offset the higher commodity costs. Additionally, the Company has implemented price increases in the first quarter of 2011 which are intended to further help offset those additional cost increases.

The Company did not initiate restructuring and integration charges in 2010, but has adjusted outstanding reserve estimates as necessary. Cash payments related to prior years’ restructuring and integration activities amounted to $7.5 million (excluding capital expenditures) during 2010. It is expected that additional disbursements of $3.0 million will be completed by the end of 2011 as the Company spends amounts accrued on its balance sheet. Any residual cash payments beyond 2011 are anticipated to be offset by expected proceeds from real estate held for sale. Additionally, in the first half of 2011, the Company anticipates incurring $6 to $9 million of cash expenses related to the rationalization of its European operations. It is expected that savings realized in the second half of 2011 will offset much of the costs related to this rationalization.

The year-over-year comparative results were impacted by $26.8 million of additional salary, management incentive and employee benefits expense for the twelve months ended December 31, 2010, whereas the prior year benefited from temporary salary reductions and suspension of certain benefit plans in the U.S.

The Company funds liquidity needs for capital investment, working capital and other financial commitments through cash flow from continuing operations and its $175.0 million revolving credit facility. Based on our borrowing base, as of December 31, 2010, approximately $168.1 million remained available for borrowing under our revolving credit facility.

During the second quarter of 2009, the Company determined that it was no longer more likely than not that its U.S. deferred tax assets would be realized, and as a result, the Company recorded a non-cash charge of $108.1 million to establish a valuation allowance against its U.S. deferred tax assets. For a further discussion see Note 10, Income Taxes, under Item 8, Financial Statements and Supplementary Data. In addition, during the second quarter of 2009, the Company recorded a non-cash impairment charge of $1.8 million on certain of its trade names.

Refinancing Transactions

On September 30, 2009, the Company issued $460.0 million aggregate principal amount of its 10.625% Senior Secured Notes due March 15, 2015 (the “Senior Secured Notes”), and entered into a four-year senior secured asset-based revolving credit facility providing for borrowings of up to $175.0 million subject to borrowing base limitations (the “ABL Facility”). Initial borrowings under the ABL Facility were $16.1 million. These funds, together with the $453.1 million in proceeds from the issuance of the Senior Secured Notes, were used to (i) repay all outstanding borrowings under and terminate the Company’s prior senior secured credit agreements, (ii) repay all outstanding borrowings under and terminate the Company’s accounts receivable securitization program, (iii) terminate the Company’s cross-currency swap agreement, (iv) repurchase approximately $29.1 million aggregate principal amount of its 7 5/8% senior subordinated notes due August 15, 2015 (“Senior Subordinated Notes”) and (v) pay the fees, expenses and other costs relating to such transactions (collectively the “Refinancing Transactions”).

On September 30, 2009, the Company repurchased $29.1 million of outstanding Senior Subordinated Notes for a purchase price of $24.2 million, which resulted in a pre-tax gain of $4.9 million on the early extinguishment of debt and is included in Other (income) expense, net in the consolidated statements of operations.

For a further discussion on the Company’s refinancing transactions, see Note 3, Long-term debt and Short-term borrowings, under Item 8, Financial Statements and Supplementary Data.

Fiscal 2010 versus Fiscal 2009

The following table presents the Company’s results for the years ended December 31, 2010 and 2009.

	Year Ended December 31,		Amount of Change
(in millions of dollars)	2010	2009	$	%
Net sales	$1,330.5	$1,272.5	$58.0	5%
Cost of products sold	915.1	893.2	21.9	2%
Gross profit	415.4	379.3	36.1	10%
Gross profit margin	31.2%	29.8%		1.4pts
Advertising, selling, general and administrative expenses	294.0	273.1	20.9	8%
Restructuring charges	(0.5)	17.4	(17.9)	(103)%
Goodwill and asset impairment charges	—	1.8	(1.8)	NM
Operating income	115.0	79.8	35.2	44%
Operating income margin	8.6%	6.3%		2.3pts
Interest expense, net	78.2	67.0	11.2	17%
Equity in earnings of joint ventures	(8.3)	(4.4)	(3.9)	(89)%
Other expense, net	1.4	5.1	(3.7)	(73)%
Income taxes	32.2	127.9	(95.7)	(75)%
Effective tax rate	73.7%	NM		NM
Income (loss) from continuing operations	11.5	(115.8)	127.3	110%
Income (loss) from discontinued operations, net of income taxes	0.9	(10.3)	11.2	109%
Net income (loss)	12.4	(126.1)	138.5	110%

Net Sales

Net sales increased $58.0 million, or 5%, to $1.3 billion led by solid performance in the Computer Products Group and translation gains from the weaker U.S. dollar relative to the prior year, which favorably impacted sales by 2%, or $30.7 million. All segments reported volume increases. Sales growth was partially offset by reduced pricing in the International and Americas segments.

Cost of Products Sold

Cost of products sold includes all manufacturing, product sourcing and freight and distribution costs, including depreciation related to assets used in the manufacturing and distribution process, inbound and outbound freight, shipping and handling costs, purchasing costs associated with materials and packaging used in the production processes. Cost of products sold increased $21.9 million, or 2%, to $915.1 million. The increase principally reflects the impact of currency translation of $18.1 million, increased sales volume, and commodity and compensation cost increases, partially offset by improved sourcing and production efficiencies.

In addition, the prior-year period includes certain other charges that have been recorded within cost of products sold that did not qualify as restructuring. Those charges include redundant warehousing or storage costs during the transition to a new distribution center, equipment and other asset move costs, ongoing facility overhead and maintenance costs after exit and employee retention incentives. For the year ended December 31, 2009, those charges totaled $3.4 million.

Gross Profit

Gross profit increased $36.1 million, or 10%, to $415.4 million and gross profit margin increased to 31.2% from 29.8%. The increases in gross profit and margin were primarily due to increased sales volume, favorable product mix and sourcing, production, freight and distribution efficiencies compared to the period last year, partially offset by increased commodity costs and compensation costs. Gross profit also increased from favorable currency translation of $12.6 million.

SG&A (Advertising, selling, general and administrative expenses)

Advertising, selling, general and administrative expenses (“SG&A”) include advertising, marketing, selling, research and development, customer service, depreciation related to assets outside the manufacturing and distribution processes and all other general and administrative expenses outside the manufacturing and distribution functions (e.g., finance, human resources, information technology, etc.). SG&A increased $20.9 million, or 8%, to $294.0 million, with currency translation contributing $4.9 million of the increase and, as a percentage of sales, SG&A increased to 22.1% from 21.5%. The current year results include $24.2 million of additional salary, management incentive and employee benefits expense. The lower expense in 2009 was largely due to temporary reductions in salary and benefits.

In addition, certain other charges have been recorded within SG&A. These charges are incremental to the cost of the Company’s underlying restructuring actions and do not qualify as restructuring. These charges include redundant costs during the transition to a new location, asset move costs, facility overhead and maintenance costs after exit, gains on the sale of exited facilities, certain costs associated with the Company’s debt refinancing and employee retention incentives. For the year ended December 31, 2009, those charges totaled $1.2 million.

Operating Income

Operating income increased 44%, or $35.2 million, to $115.0 million principally as a result of favorable currency translation contributing $7.6 million, and the absence of $23.8 million in impairment, restructuring and other charges incurred in the prior year. As a percentage of sales, operating income improved to 8.6% from 6.3%. The improvement in operating income margin was driven by improved gross margin, as discussed above, and the decrease in impairment, restructuring and other charges, which was partially offset by the SG&A increase as discussed above.

Interest Expense, Equity in Earnings of Joint Ventures and Other (Income) Expense

Interest expense was $78.2 million compared to $67.0 million in the prior-year period. The increase principally reflects higher average interest rates associated with the Company’s refinancing, which was completed at the end of September 2009.

Equity in earnings of joint ventures increased $3.9 million to $8.3 million reflecting higher revenue and reduced expenses related to an acquisition made by one of our unconsolidated joint ventures in the prior year.

Other expense was $1.4 million, compared to $5.1 million in the prior-year period. In the prior year, in connection with the refinancing transactions, the Company recorded a $9.1 million loss on the early extinguishment of debt associated with the repayment of $403.0 million of borrowings outstanding under its senior secured credit agreements and accounts receivable securitization facility, partially offset by a $4.9 million gain on the early extinguishment of debt in connection with the repurchase of $29.1 million of Senior Subordinated Notes.

Income Taxes

For the year ended December 31, 2010, the Company recorded income tax expense from continuing operations of $32.2 million on income before taxes of $43.7 million. This compares to prior year income tax expense from continuing operations of $127.9 million on income before taxes of $12.1 million. During the second quarter of 2009, the Company recorded a non-cash charge of $108.1 million to establish a valuation allowance on its U.S. deferred tax assets. The high effective tax rate for 2010 is due to an increase in the valuation allowance of $15.7 million because no tax benefit is being provided on losses incurred in the U.S. and certain foreign jurisdictions where valuation allowances are recorded against future tax benefits, and because of an $8.6 million expense recorded to reflect the tax impact of foreign currency fluctuations on an intercompany debt obligation, partially offset by the benefit of a $2.8 million out-of-period adjustment recorded in the second quarter to increase deferred tax assets of a non- U.S. subsidiary.

Income (Loss) from Continuing Operations

Income from continuing operations was $11.5 million, or $0.20 per diluted share, compared to a loss of $115.8 million, or $2.13 per diluted share, in the prior year.

Income (Loss) from Discontinued Operations

Income from discontinued operations was $0.9 million, or $0.02 per diluted share, compared to a $10.3 million loss, or $0.19 per diluted share, in the prior-year period. In June 2009, the Company completed the sale of its commercial print finishing business for final proceeds of $16.2 million, after final working capital adjustments made during the third quarter. As a result of the adjustments, the Company received net cash proceeds before expenses of $12.5 million and a $3.65 million note due from the buyer payable in installments of $1.325 million in June, 2011 and $2.325 million in June, 2012. Interest on the unpaid balance is payable at the rate of 4.9 percent per annum. The sale resulted in a pre-tax loss for the year 2009 of $0.8 million ($1.1 million after-tax), which included a pre-tax pension curtailment gain of $0.5 million. During the fourth quarter of 2010, the Company completed the sale of a property formerly occupied by its commercial print finishing business, resulting in a gain on sale of $1.7 million. Also in 2010, the Company recorded a loss on sale of $0.1 million ($0.2 million after-tax) related to the settlement of litigation attributable to the wind-down of the disposed operations. For a further discussion of the Company’s discontinued operations see Note 18, Discontinued Operations, under Item 8, Financial Statements and Supplementary Data.

The components of discontinued operations for the years ended December 31, 2010 and 2009 are as follows:

(in millions of dollars)	2010	2009
Pre-tax income (loss)	$1.4	$(9.0)
Provision for income taxes	0.3	0.2
Loss on sale, net of tax	(0.2)	(1.1)

Income (loss) from discontinued operations	$0.9	$(10.3)

Net Income (Loss)

Net income was $12.4 million, or $0.22 per diluted share, compared to a net loss of $126.1 million, or $2.32 per diluted share in the prior year.

Segment Discussion

ACCO Brands Americas

Results

	Year Ended December 31,		Amount of Change
(in millions of dollars)	2010	2009	$	%
Net sales	$688.3	$671.5	$16.8	3%
Operating income	56.3	38.6	17.7	46%
Operating income margin	8.2%	5.7%		2.5 pts
Impairment, restructuring and other charges	—	6.9	(6.9)	NM

ACCO Brands Americas net sales increased $16.8 million, or 3%, to $688.3 million. The favorable impact from foreign currency translation increased sales by $12.1 million, or 2%. Sales volume increased 2% driven by growth in all markets, partially offset by reduced pricing.

ACCO Brands Americas operating income increased $17.7 million, to $56.3 million, and operating income margin increased to 8.2% from 5.7% in the prior year period. The increase in operating income primarily reflects the impact of an improved gross margin resulting from improved product mix; sourcing, production, freight and distribution efficiencies; the absence of $6.9 million in impairment, restructuring and other charges incurred in the 2009 period; and $2.0 million of foreign exchange benefit. This increase was partially offset by $17.3 million of higher compensation expense resulting primarily from temporary salary reductions and suspension of management incentive programs and retirement plan contributions in 2009 together with increased commodity costs in 2010.

ACCO Brands International

Results

	Year Ended December 31,		Amount of Change
(in millions of dollars)	2010	2009	$	%
Net sales	$465.2	$438.0	$27.2	6%
Operating income	36.8	27.4	9.4	34%
Operating income margin	7.9%	6.3%		1.6pts
Impairment, restructuring and other charges	—	13.5	(13.5)	NM

ACCO Brands International net sales increased $27.2 million, or 6%, to $465.2 million. The favorable impact from foreign currency translation increased sales by $18.7 million, or 4%. All regions experienced volume growth, offset by lower pricing, principally in Australia where foreign exchange volatility required significant price increases in 2009, which were reversed in 2010.

ACCO Brands International operating income increased $9.4 million, to $36.8 million, and operating income margin increased to 7.9% from 6.3% in the prior-year period. The increase in operating income was primarily the result of the absence of $13.5 million in impairment, restructuring and other charges incurred in the 2009 period. Reduced operating performance came from our European operations, which suffered increases in its cost of goods sold due to higher commodity costs and weak local currencies versus the US dollar together with increased customer program costs. This decrease in operating income was partially offset by improved operating performance from our other international regions.

Computer Products Group

Results

	Year Ended December 31,		Amount of Change
(in millions of dollars)	2010	2009	$	%
Net sales	$177.0	$163.0	$14.0	9%
Operating income	43.0	31.7	11.3	36%
Operating income margin	24.3%	19.4%		4.9 pts
Impairment, restructuring and other charges	—	2.6	(2.6)	NM

Computer Products net sales increased $14.0 million, or 9%, to $177.0 million. The increase reflects strong growth in sales mainly from security products in most regions. There was no net impact due to currency translation on the full year results.

Operating income increased 36%, or $11.3 million, to $43.0 million, with operating income margins increasing to 24.3% from 19.4%. The increase in operating income was principally due to higher royalty income from security products, favorable product mix, higher sales volumes and the absence of $2.6 million in restructuring and other charges incurred in the 2009 period, partially offset by $4.0 million of higher compensation expense resulting primarily from temporary salary reductions, and the suspension of management incentive programs and retirement plan contributions in 2009.

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

SG&A (Advertising, selling, general and administrative expenses)

SG&A expenses include advertising, marketing, selling (including commissions), research and development, customer service, depreciation related to assets outside the manufacturing and distribution processes and all other general and administrative expenses outside the manufacturing and distribution functions (e.g., finance, human resources, information technology, etc.). SG&A decreased $105.9 million, or 28%, to $273.1 million, with favorable currency translation contributing $12.5 million, or 3% of the decline. As a percentage of sales, SG&A improved to 21.5% from 24.0% reflecting cost reduction initiatives, which included reducing marketing and discretionary expenditures, temporary pay and benefit reductions for U.S. based employees, including freezing the U.S. pension plan and voluntary unpaid leave in Europe (which benefitted mainly the first half by $13.4 million). In addition, management again paid minimal incentive plan payments, which was consistent with 2008.

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

Other expense was $5.1 million, compared to income of $17.2 million in the prior-year period. In connection with the refinancing transactions that occurred in September 2009, the Company recorded a $9.1 million loss on the early extinguishment of debt associated with the repayment of $403.0 million of borrowings outstanding under its senior secured credit agreements and accounts receivable securitization facility, partially offset by a $4.9 million gain on the early extinguishment of debt in connection with the repurchase of $29.1 million of Senior Subordinated Notes. See Note 3, Long-term debt and Short-term borrowings, under Item 8, Financial Statements and Supplementary Data for a further discussion on the Company’s refinancing transactions. During 2008, the Company purchased $49.6 million of its outstanding Senior Subordinated Notes resulting in gains of $19.0 million on the early extinguishment of debt.

Income Taxes

For the year ended December 31, 2009, the Company recorded income tax expense of $127.9 million on income before taxes of $12.1 million. This compares to income tax expense of $16.9 million on a loss before taxes of $246.1 million in the prior year period. During the second quarter of 2009, the Company recorded a non-cash charge of $108.1 million to establish a valuation allowance on its U.S. deferred tax assets. Income tax expense in 2008 of $16.9 million included an increase in the valuation allowance of $27.4 million relating to certain foreign and domestic state deferred tax assets and tax loss carryforwards.

Loss from Continuing Operations

Loss from continuing operations was $115.8 million, or $2.13 per diluted share, compared to a loss from continuing operations of $263.0 million or $4.85 per diluted share in the prior year.

Loss from Discontinued Operations

Loss from discontinued operations was $10.3 million, or $0.19 per diluted share, compared to $76.2 million, or $1.41 per share, in the prior-year period. In the first quarter of 2009 the Company recorded an additional charge of $3.3 million ($1.8 million after-tax) to reflect a change in the estimate of the fair value less the cost to dispose of its commercial print finishing business. In June 2009, the Company completed the sale of its commercial print finishing business for final proceeds of $16.2 million, after final working capital adjustments made during the third quarter. As a result of the adjustments, the Company received net cash proceeds before expenses of $12.5 million and a $3.65 million note due from the buyer payable in installments of $1.325 million in June, 2011 and $2.325 million in June, 2012. Interest on the unpaid balance is payable at the rate of 4.9 percent per annum. The sale resulted in a pre-tax loss of $0.8 million ($1.1 million after-tax). The loss on sale includes a pre-tax pension curtailment gain of $0.5 million. During the year ended December 31, 2008, the Company recorded $84.8 million of goodwill and asset impairment charges. Included in this amount were charges to goodwill of $35.1 million, property, plant and equipment of $22.2 million, identifiable intangible assets of $10.5 million and other current assets of $17.0 million. For a further discussion of the Company’s discontinued operations see Note 18, Discontinued Operations, under Item 8, Financial Statements and Supplementary Data.

The components of discontinued operations for the years ended December 31, 2009 and 2008 are as follows:

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

ACCO Brands Americas net sales decreased $149.3 million, or 18%, to $671.5 million. The decrease reflects volume declines in all markets driven by weak consumer demand. Demand was lower in direct and commercial channels than at retail and reflects the higher level of durable products in the product mix that have experienced greater volume decline due to the poor economy and are sold in those channels. Further contributing to the decline in net sales was $16.5 million of adverse foreign currency translation, which accounted for 2% of the overall sales decline.

ACCO Brands Americas operating income was $38.6 million compared to an operating loss of $134.0 million in the prior year. The increase in operating income was principally due to a net year-over-year decrease of $159.7 million in goodwill and trade name impairment charges, reduced restructuring and other charges and other cost reductions, including reduced marketing expenditures, headcount reductions, temporary salary and benefit reductions in the first two quarters, partially offset by lower sales volumes, commodity cost increases, and freight and distribution expense spending which was higher than planned and which we considered necessary to achieve our improved customer service metrics.

ACCO Brands International

Results

	Year Ended December 31,		Amount of Change
(in millions of dollars)	2009	2008	$	%
Net sales	$438.0	$551.5	$(113.5)	(21)%
Operating income (loss)	27.4	(73.8)	101.2	NM
Operating income margin	6.3%	NM		NM
Impairment, restructuring and other charges	13.5	121.3	(107.8)	(89)%

ACCO Brands International net sales decreased $113.5 million, or 21%, to $438.0 million. The decrease reflected volume declines, principally in Europe, driven by weak consumer demand particularly for durable products and a small amount ($7.4 million) of lost product placement (share loss). In addition, the unfavorable impact of foreign currency translation reduced net sales by 6%, or $33.6 million. These items were partially offset by the flow-through from price increases.

ACCO Brands International operating income was $27.4 million compared to an operating loss of $73.8 million in the prior year. The increase in operating income was principally due to a net year-over-year decrease of $110.1 million in goodwill and trade name impairment charges and other cost savings associated with reduced selling and marketing expenditures, lower headcount, and business integration activities, partially offset by lower sales volumes, higher pension costs, and freight and distribution expense spending which was higher than planned and which we considered necessary to achieve our improved customer service metrics. Price increases approximately offset higher Asian-sourced costs and freight due to the relative strength of the U.S. dollar.

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

Operating income increased $1.6 million, or 5%, to $31.7 million, and operating income margin increased to 19.4% from 14.6%. The increase in operating income was principally due to lower impairment, restructuring and other charges, cost-reductions including reduced marketing, legal and other discretionary expenditures, and temporary salary reductions, partially offset by lower sales volumes. The improvement in operating margin resulted from substantial reductions in advertising, selling, general and administrative expenses including the temporary benefits from salary and benefit reductions for U.S. employees. Excess inventory largely resulting from the bankruptcy of Circuit City was fully liquidated during the year at favorable recovery rates, resulting in a $1.3 million credit in 2009.

Liquidity and Capital Resources

Our primary liquidity needs are to service indebtedness, fund capital expenditures and support working capital requirements. Our principal sources of liquidity are cash flows from operating activities, cash and cash equivalents held and borrowings under our ABL Facility (defined below). Because of the seasonality of our business we typically carry greater cash balances in the third and fourth quarters of our fiscal year. Lower cash balances are typically carried during the first and second quarters due to the timing of payments made by the Company pursuant to customer rebate and management incentive programs. We maintain adequate financing arrangements at market rates. Our priority for cash flow over the near term, after internal growth, is to invest in new products through both organic development and acquisitions and to fund the reduction of debt.

Refinancing Transactions

On September 30, 2009, the Company issued $460.0 million aggregate principal amount of its 10.625% Senior Secured Notes due March 15, 2015, and entered into a four-year senior secured asset-based revolving credit facility (“ABL Facility”) providing for borrowings of up to $175.0 million subject to borrowing base limitations including a $40 million sub-limit for letters of credit and an optional $50 million accordion feature (available to fund working capital growth if needed). Initial borrowings under the ABL Facility were $16.1 million. As of December 31, 2010 and 2009 there were no borrowings outstanding under the ABL Facility. These funds together with the $453.1 million in proceeds from the issuance of the Senior Secured Notes were used to (i) repay all these outstanding borrowings under and terminate the Company’s prior senior secured credit agreements, (ii) repay all outstanding borrowings under and terminate an accounts receivable securitization program, (iii) terminate a cross-currency swap agreement, (iv) repurchase approximately $29.1 million aggregate principal amount of the Senior Subordinated Notes due August 15, 2015 and (v) pay the fees, expenses and other costs related to such transactions.

See Note 3, Long-term debt and Short-term borrowings, under Item 8, Financial Statements and Supplementary Data for a further discussion on the Company’s refinancing transactions.

Loan Covenants

The indentures governing our Senior Secured Notes and Senior Subordinated Notes do not contain quarterly or annual financial performance covenants. However, these indentures restrict, among other things, ACCO Brands’ ability and the ability of ACCO Brands’ restricted subsidiaries to, subject to certain exceptions, incur additional indebtedness, create liens, pay dividends, make certain investments, enter into certain types of transactions with affiliates and provide for limitations on any restricted subsidiary’s ability to pay dividends, make loans, or transfer assets to ACCO Brands or other restricted subsidiaries.

The ABL Facility contains customary terms and conditions, including limitations on liens and indebtedness, asset sales, and intercompany transactions. A springing fixed charge financial covenant would be triggered if the excess availability under the ABL Facility falls below $20.0 million or 15% of total commitments. The ABL Facility also contains cash dominion provisions that apply in the event that the Company’s excess availability fails to meet certain thresholds. Further, it limits the ability of the Company to repurchase Senior Subordinated Notes while the facility is utilized.

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

Compliance with Loan Covenants

Based on our borrowing base, as of December 31, 2010, the amount available for borrowings under the Company’s ABL Facility was $168.1 million (allowing for $6.9 million of letters of credit outstanding on that date). The Company’s ABL Facility would not be affected by a change in its credit rating.

As of and for the period ended December 31, 2010, the Company was in compliance with all applicable loan covenants.

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

Cash Flow

Fiscal 2010 versus Fiscal 2009

Cash Flow from Operating Activities

For the year ended December 31, 2010, cash provided from operating activities was $54.9 million, compared to $71.5 million in the prior year. Net income for 2010 was $12.4 million. The net loss for 2009 was $126.1 million, and was principally the result of a $108.1 million non-cash charge related to the impairment of U.S. deferred tax assets. Non-cash adjustments to pre-tax net income in 2010 totaled $46.2 million, compared to $59.9 million in 2009. Pre-tax net income adjusted for non-cash charges was $91.2 million in 2010 compared to $62.2 million in 2009.

	2010	2009
Pre-tax Net Income—Continuing Operations	$43.7	$12.1
Pre-tax Net Income/(Loss)—Discontinued Operations	1.3	(9.8)

Pre-tax Net Income	45.0	2.3
Pre-tax Non-cash Charges	46.2	59.9

Pre-tax Net Income Adjusted for Non-cash Charges(1)	$91.2	$62.2

(1)	The Company believes this to be a meaningful indicator of cash flow from operations, as it eliminates non-cash charges.

The table below shows our cash flow from accounts receivable, inventories and accounts payable for the years ended December 31, 2010 and 2009, respectively:

	2010	2009
Accounts Receivable	$(18.5)	$41.5
Inventories	(9.8)	78.7
Accounts Payable	14.8	(54.9)

Cash Flow from Net Working Capital	$(13.5)	$65.3

Operating cash flow in 2010 of $54.9 million was the result of the realization of income from operations, partly offset by the use of cash to fund net working capital and contributions to our pension plans. During the 2010 year, a recurring pattern of strong sales during the final month of each quarter lead to higher quarter end accounts receivable balances. In addition, inventory levels increased in comparison to the prior year due to higher commodity costs and in support of the sales growth anticipated during the first quarter of 2011. Reduced cash payments associated with restructuring and integration activities of $30.8 million were partially offset by interest payments that were $16.2 million higher and cash contributions to our pension plans that were $7.7 million higher, than the prior year, respectively. The operating cash flow of $71.5 million in 2009 included a net source of $65.3 million that was generated as we focused on right-sizing our net working capital. Significant inventory reductions were achieved across our global businesses and our accounts receivable remained well-controlled as we responded to sales volume declines due to the economic downturn. Because of the inability of some of our suppliers to obtain credit insurance, we were required to pay certain suppliers more promptly, offsetting some of our gains from working capital management.

Cash Flow from Investing Activities

Cash used by investing activities was $14.9 million and $3.9 million for the years ended December 31, 2010 and 2009, respectively. Gross capital expenditures were $12.6 million and $10.3 million for the years ended December 31, 2010 and 2009, respectively, with the increase related to investments in information technology projects, primarily in our foreign operations. Litigation settlements associated with discontinued operations resulted in payments of $3.7 million in 2010, in comparison to $9.2 million of net cash proceeds that were received in the prior year when the discontinued operations were sold. Related to discontinued operations, additional cash proceeds of $3.7 million and additional payments associated with the sale of approximately $1.5 million are expected. Proceeds from the disposition of assets were $2.5 million for the year ended 2010, an increase of $1.9 million from the prior year, principally due to the sale of a former property of our discontinued operations during the fourth quarter of 2010.

Cash Flow from Financing Activities

Cash used by financing activities was $0.1 million and $44.5 million for the years ended December 31, 2010 and 2009, respectively. The decrease in cash used by financing activities primarily reflects the impact of the Company’s refinancing transactions, which were completed at the end of the third quarter of 2009 and included the settlement of a Euro debt cross-currency swap at a cost of $40.8 million and $20.6 million of debt issuance payments. See Note 3, Long-term debt and Short-term borrowings, for a further discussion on the Company’s refinancing transactions.

Fiscal 2009 versus Fiscal 2008

Cash Flow from Operating Activities

For the year ended December 31, 2009, cash provided from operating activities was $71.5 million, compared to $37.2 million in the prior year. The net loss for 2009 was $126.1 million, and was principally the result of a $108.1 million non-cash charge related to the impairment of U.S. deferred tax assets. The net loss for the 2008 year was $339.2 million, and was principally the result of non-cash tangible and intangible asset impairment expenses totaling $359.2 million (pre-tax). Non-cash adjustments to pre-tax net income in 2009 totaled $59.9 million, compared to $390.7 million in 2008. Pre-tax net income adjusted for non-cash charges was $62.2 million in 2009 compared to $56.2 million in 2008.

	2009	2008
Pre-tax Net Income/(Loss)—Continuing Operations	$12.1	$(246.1)
Pre-tax Net Income/(Loss)—Discontinued Operations	(9.8)	(88.4)

Pre-tax Net Income/(Loss)	2.3	(334.5)
Pre-tax Non-cash Charges	59.9	390.7

Pre-tax Net Income Adjusted for Non-cash Charges(1)	$62.2	$56.2

(1)	The Company believes this to be a meaningful indicator of cash flow from operations, as it eliminates non-cash charges.

The table below shows our cash flow from accounts receivable, inventories and accounts payable for the years ended December 31, 2009 and 2008, respectively:

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

Cash Flow from Investing Activities

Cash used by investing activities was $3.9 million and $18.7 million for the years ended December 31, 2009 and 2008, respectively. Gross capital expenditures were $10.3 million and $43.5 million for the years ended December 31, 2009 and 2008, respectively. The decrease was driven by the completion of distribution facility and information technology projects in the prior year, as well as planned reductions in spending in 2009. The sale of discontinued operations during 2009 generated cash proceeds of $9.2 million, net of selling costs. Additional cash proceeds of $3.8 million and additional costs associated with that sale of approximately $5.6 million are expected to be paid at a future date. Activity in 2008 included $24.8 million of net proceeds, primarily from the sale of four former manufacturing and administrative facilities.

Cash Flow from Financing Activities

Cash used by financing activities was $44.5 million and $37.7 million for the years ended December 31, 2009 and 2008, respectively. The increase in cash used by financing activities was entirely driven by the refinancing transactions described above, including $40.8 million associated with the settlement of our Euro debt cross-currency swap, and $20.6 million of debt issuance payments. See Note 3, Long-term debt and Short-term borrowings, for a further discussion on the Company’s refinancing transactions.

Capitalization

We had approximately 54.9 million common shares outstanding as of December 31, 2010.

Adequacy of Liquidity Sources

The Company is subject to credit risk relative to the ability of counterparties to meet their contractual payment obligations or the potential non-performance of counterparties to deliver contracted commodities or services at the contracted price. The impact of any global economic downturn and the ability of our suppliers and customers to access credit markets is also unpredictable, outside of our control and may create additional risks for us, both directly and indirectly. The inability of suppliers to access financing or the insolvency of one or more of our suppliers could lead to disruptions in our supply chain, which could adversely impact our sales and/or increase our costs. Our suppliers may require us to pay cash in advance or obtain letters of credit for their benefit as a condition to selling us their products and services. If one or more of our principal customers were to file for bankruptcy, our sales could be adversely impacted and our ability to collect outstanding accounts receivable from any such customer could be limited. Any of these risks and uncertainties could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Based on its 2011 business plan and latest forecasts, the Company believes that cash flow from operations, its current cash balance and other sources of liquidity, including borrowings available under our ABL Facility will be adequate to support requirements for working capital, capital expenditures and service indebtedness for the foreseeable future. Our future operating performance is dependent on many factors, some of which are beyond our control, including prevailing economic, financial and industry conditions (see “Risk Factors Item 1A”).

Our operating performance and ability to comply with restrictions under our borrowing arrangements are dependent on our continued ability to access funds under our credit and loan agreements, including under our ABL Facility and from cash on hand, maintain sales volumes, drive profitable growth, realize cost savings and generate cash from operations. The financial institutions that fund our ABL Facility could also be impacted by any volatility in the credit markets, and if one or more of them could not fulfill our revolving credit requests, our operations may be adversely impacted. If our revolving credit is unavailable due to a lender not being able to fund requested amounts, or because we have not maintained compliance with our covenants, or we do not meet our sales or growth initiatives within the time frame we expect, our cash flow could be materially adversely impacted. A material decrease in our cash flow could cause us to fail to meet our obligations under our borrowing arrangements. A default under our credit or loan agreements could restrict or terminate our access to borrowings and materially impair our ability to meet our obligations as they come due. If we do not comply with any of our covenants and thereafter we do not obtain a waiver or amendment that otherwise addresses that non-compliance, our lenders may accelerate payment of all amounts outstanding under the affected borrowing arrangements, which amounts would immediately become due and payable, together with accrued interest. Such an acceleration would cause a default under the indentures governing the Senior Secured Notes and the Senior Subordinated Notes and other agreements that provide us with access to funding. Any one or more defaults, or our inability to generate sufficient cash flow from our operations in the future to service our indebtedness and meet our other needs, may require us to refinance all or a portion of our existing indebtedness or obtain additional financing or reduce expenditures that we deem necessary to our business. There can be no assurance that any refinancing of this kind would be possible or that any additional financing could be obtained. The inability to obtain additional financing could have a material adverse effect on our financial condition and on our ability to meet our obligations to noteholders.

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

Our contractual obligations and related payments by period at December 31, 2010 were as follows:

	Total	2011	2012 - 2013	2014 - 2015	Thereafter
(in millions of dollars)
Contractual obligations
Notes payable and long-term debt(1)	$733.3	$0.2	$0.4	$732.7	$—
Interest on long-term debt	321.5	69.6	139.2	112.7	—
Operating lease obligations	98.5	20.0	29.8	20.0	28.7
Purchase obligations(2)	33.3	30.9	1.6	0.8	—
Other long-term liabilities(3)	12.2	12.2	—	—	—

Total	$1,198.8	$132.9	$171.0	$866.2	$28.7

(1)	Debt obligations include an amount in excess of the carrying value of debt which reflects the original issue discount on the Senior Secured Notes ($5.7 million as of December 31, 2010).

(2)	Purchase obligations primarily consist of contracts and non-cancelable purchase orders for raw materials and finished goods.

(3)	Obligations related to the other long-term liabilities consist of payments for the Company’s pension plans.

Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at December 31, 2010, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, $5.7 million of unrecognized tax benefits have been excluded from the contractual obligations table above. See Note 10, Income Taxes, under Item 8, Financial Statements and Supplementary Data, for a discussion on income taxes.

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

Given the current economic environment and the uncertainties regarding the impact on our business, there can be no assurance that our estimates and assumptions made for purposes of our impairment testing during 2010 will prove to be accurate predictions of the future. If our assumptions regarding forecasted revenue or margin growth rates of certain reporting units are not achieved, we may be required to record additional impairment charges in future periods, whether in connection with our next annual impairment testing in the second quarter of fiscal year 2011 or prior to that, if any such change constitutes a triggering event outside of the quarter from when the annual impairment test is performed. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

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

Pension expenses were $8.2 million, $6.3 million and $2.9 million, respectively, in the years ended December 31, 2010, 2009 and 2008. Post-retirement expenses were $0.0 million, $0.0 million and $0.3 million, respectively, for the years ended December 31, 2010, 2009 and 2008. In 2011, we expect pension expense of approximately $6.8 million and post-retirement expense of approximately $0.2 million. On January 20, 2009, the Company’s Board of Directors approved plan amendments to temporarily freeze the Company’s U.S. pension and non-qualified supplemental retirement plans effective March 7, 2009. No additional benefits will accrue under these plans after that date until further action by the Board of Directors.

A 25-basis point change (0.25%) in our discount rate assumption would lead to an increase or decrease in our pension expense of approximately $1.1 million for 2011. A 25-basis point change (0.25%) in our long-term rate of return assumption would lead to an increase or decrease in pension expense of approximately $0.9 million for 2011.

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

Foreign Exchange Risk Management

The Company enters into forward foreign currency and option contracts principally to hedge currency fluctuations in transactions (primarily anticipated inventory purchases and intercompany loans) denominated in foreign currencies, thereby limiting the risk that would otherwise result from changes in exchange rates. The majority of the Company’s exposure to local currency movements is in Europe, Australia, Japan and Canada. All of the existing foreign exchange contracts as of December 31, 2010 have maturity dates in 2011. Increases and decreases in the fair market values of the forward agreements are expected to be offset by gains/losses in recognized net underlying foreign currency transactions or loans. Notional amounts of outstanding foreign currency forward exchange contracts were $185.6 million and $186.5 million at December 31, 2010 and 2009, respectively. The net fair value of these foreign currency contracts was $(1.8) million and $0.0 million at December 31, 2010 and 2009, respectively. At December 31, 2010, a 10% unfavorable exchange rate movement in our portfolio of foreign currency forward contracts would have increased our unrealized losses by $19.7 million. Consistent with the use of these contracts to neutralize the effect of exchange rate fluctuations, such unrealized losses or gains would be offset by corresponding gains or losses, respectively, in the remeasurement of the underlying transactions being hedged. When taken together, the Company believes these forward contracts and the offsetting underlying commitments do not create material market risk.

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

Interest rates under the ABL Facility are based on the London Interbank Offered Rate (LIBOR). Pricing is subject to quarterly adjustment based on the average availability under the ABL Facility during the prior quarter. The range of borrowing costs under the pricing grid is LIBOR plus 3.75% to LIBOR plus 4.25% with a LIBOR rate floor of 1.50%. The Company is required to pay a quarterly commitment fee on the unused portion of the ABL facility ranging from 0.5% to 1.0%. There were no borrowings outstanding under the Company’s ABL Facility as of December 31, 2010.

The following table summarizes information about the Company’s major fixed rate debt components as of December 31, 2010, including the principal cash payments (excluding the original issue discount on the Senior Secured Notes) and interest rates.

Debt Obligations

	Stated Maturity Date						Total	Fair Value
	2011	2012	2013	2014	2015	Thereafter
(in millions)
Long term debt:
Fixed rate (U.S. dollars) Senior Secured Notes (U.S. dollars)	$—	$—	$—	$—	$460.0	$—	$460.0	$519.8
Average fixed interest rate	10.63%	10.63%	10.63%	10.63%	10.63%	—	10.63%
Senior Subordinated Notes (U.S. dollars)	$—	$—	$—	$—	$271.3	$—	$271.3	$272.7
Average fixed interest rate	7.63%	7.63%	7.63%	7.63%	7.63%	—	7.63%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of ACCO Brands Corporation:

We have audited the accompanying consolidated balance sheets of ACCO Brands Corporation and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive income (loss), and cash flows for each of the years in the two-year period ended December 31, 2010. In connection with our audits of the consolidated financial statements, we also audited the related consolidated financial statement schedule, Schedule II—Valuation and Qualifying Accounts and Reserves. We also have audited ACCO Brands Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). ACCO Brands Corporation’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management report on internal control over financial reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements and financial statement schedules referred to above present fairly, in all material respects, the financial position of ACCO Brands Corporation and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, ACCO Brands Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

Chicago, Illinois

February 24, 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of ACCO Brands Corporation:

In our opinion, the consolidated statements of operations, stockholders’ equity and comprehensive income and cash flows for the year ended December 31, 2008 present fairly, in all material respects, the results of operations and cash flows of ACCO Brands Corporation for the year ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the year ended December 31, 2008 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/PricewaterhouseCoopers LLP

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

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2010.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report that appears herein.

/s/ ROBERT J. KELLER	/s/ NEAL V. FENWICK
Robert J. Keller	Neal V. Fenwick
Chairman of the Board and	Executive Vice President and
Chief Executive Officer	Chief Financial Officer
(principal executive officer)	(principal financial officer)
February 24, 2011	February 24, 2011

ACCO Brands Corporation and Subsidiaries

Consolidated Balance Sheets

(in millions of dollars, except share data)	December 31, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$83.2	$43.6
Accounts receivable less allowances for discounts, doubtful accounts and returns of $16.1 and $18.3, respectively	283.2	259.9
Inventories	216.1	202.4
Deferred income taxes	12.9	9.8
Other current assets	25.3	21.4

Total current assets	620.7	537.1
Property, plant and equipment, net	163.5	181.1
Deferred income taxes	10.6	31.5
Goodwill	144.4	143.4
Identifiable intangibles, net of accumulated amortization of $97.6 and $91.0, respectively	138.2	145.8
Other assets	72.2	67.9

Total assets	$1,149.6	$1,106.8

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Notes payable to banks	$—	$0.5
Current portion of long-term debt	0.2	0.2
Accounts payable	114.8	101.0
Accrued compensation	26.1	18.9
Accrued customer program liabilities	72.8	74.6
Accrued interest	22.0	20.0
Other current liabilities	90.5	78.1
Liabilities of discontinued operations held for sale	1.5	5.6

Total current liabilities	327.9	298.9
Long-term debt	727.4	725.1
Deferred income taxes	81.5	86.6
Pension and post retirement benefit obligations	74.9	94.6
Other non-current liabilities	17.7	18.8

Total liabilities	1,229.4	1,224.0

Stockholders’ equity (deficit):
Preferred stock, $0.01 par value, 25,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 55,080,463 and 54,719,296 shares issued and 54,922,783 and 54,572,191 outstanding, respectively	0.6	0.5
Treasury stock, 157,680 and 147,105 shares, respectively	(1.5)	(1.4)
Paid-in capital	1,401.1	1,397.0
Accumulated other comprehensive loss	(86.1)	(107.0)
Accumulated deficit	(1,393.9)	(1,406.3)

Total stockholders’ equity (deficit)	(79.8)	(117.2)

Total liabilities and stockholders’ equity (deficit)	$1,149.6	$1,106.8

See notes to consolidated financial statements.

ACCO Brands Corporation and Subsidiaries

Consolidated Statements of Operations

	Year Ended December 31,
(in millions of dollars, except per share data)	2010	2009	2008
Net sales	$1,330.5	$1,272.5	$1,578.2
Cost of products sold	915.1	893.2	1,094.4

Gross profit	415.4	379.3	483.8
Operating costs and expenses:
Advertising, selling, general and administrative expenses	294.0	273.1	379.0
Amortization of intangibles	6.9	7.2	7.7
Restructuring (income) charges	(0.5)	17.4	28.8
Goodwill and asset impairment charges	—	1.8	274.4

Total operating costs and expenses	300.4	299.5	689.9

Operating income (loss)	115.0	79.8	(206.1)
Non-operating expense (income):
Interest expense, net	78.2	67.0	63.7
Equity in earnings of joint ventures	(8.3)	(4.4)	(6.5)
Other (income) expense, net	1.4	5.1	(17.2)

Income (loss) from continuing operations before income taxes	43.7	12.1	(246.1)
Income tax expense	32.2	127.9	16.9

Income (loss) from continuing operations	11.5	(115.8)	(263.0)
Income (loss) from discontinued operations, net of income taxes	0.9	(10.3)	(76.2)

Net income (loss)	$12.4	$(126.1)	$(339.2)

Per share:
Basic earnings (loss) per share:
Income (loss) from continuing operations	$0.21	$(2.13)	$(4.85)
Income (loss) from discontinued operations	0.02	(0.19)	(1.41)

Basic earnings (loss) per share	$0.23	$(2.32)	$(6.26)

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.20	$(2.13)	$(4.85)
Income (loss) from discontinued operations	0.02	(0.19)	(1.41)

Diluted earnings (loss) per share	$0.22	$(2.32)	$(6.26)

Weighted average number of shares outstanding:
Basic	54.8	54.5	54.2
Diluted	57.2	54.5	54.2

See notes to consolidated financial statements.

ACCO Brands Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31,
(in millions of dollars)	2010	2009	2008
Operating activities
Net income (loss) from continuing operations	$11.5	$(115.8)	$(263.0)
Net income (loss) from discontinued operations	0.9	(10.3)	(76.2)
Deferred income tax (benefit) provision	12.3	112.7	(26.9)
(Gain) loss on sale of assets	(1.5)	0.8	(6.0)
Depreciation	29.6	32.1	33.9
Goodwill and asset impairment charges and other non-cash charges	0.7	6.3	361.5
Amortization of debt issuance costs/bond discount	6.3	6.5	5.9
Amortization of intangibles	6.9	7.2	8.9
Stock based compensation	4.2	3.0	5.5
(Gain) loss on retirement of bank debt	—	4.0	(19.0)
Changes in balance sheet items:
Accounts receivable	(18.5)	41.5	80.8
Inventories	(9.8)	78.7	(8.4)
Other assets	(5.1)	10.2	1.5
Accounts payable	14.8	(54.9)	(36.9)
Accrued expenses and other liabilities	(2.2)	(37.5)	(36.8)
Accrued taxes	7.7	(8.8)	9.5
Other operating activities, net	(2.9)	(4.2)	2.9

Net cash provided by operating activities	54.9	71.5	37.2
Investing activities
Additions to property, plant and equipment	(12.6)	(10.3)	(43.5)
Assets acquired	(1.1)	(3.4)	—
(Payments) proceeds from sale of discontinued operations	(3.7)	9.2	—
Proceeds from the disposition of assets	2.5	0.6	24.8

Net cash used by investing activities	(14.9)	(3.9)	(18.7)
Financing activities
Proceeds from long-term borrowings	1.5	469.3	—
Repayments of long-term debt	(0.2)	(397.9)	(63.1)
Borrowings (repayments) of short-term debt, net	(0.5)	(54.2)	32.0
Payment of Euro debt hedge	—	(40.8)	—
Cost of debt issuance	(0.8)	(20.6)	—
Cost of debt amendments	—	—	(6.9)
Exercise of stock options and other	(0.1)	(0.3)	0.3

Net cash used by financing activities	(0.1)	(44.5)	(37.7)
Effect of foreign exchange rate changes on cash	(0.3)	2.4	(5.0)

Net increase (decrease) in cash and cash equivalents	39.6	25.5	(24.2)
Cash and cash equivalents
Beginning of year	43.6	18.1	42.3

End of period	$83.2	$43.6	$18.1

Cash paid during the year for:
Interest	$70.6	$54.4	$58.9
Income taxes	$13.9	$19.7	$22.2

See notes to consolidated financial statements.

ACCO Brands Corporation and Subsidiaries

Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Income (Loss)

(in millions of dollars)	Common Stock	Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Accumulated Deficit	Total	Comprehensive Income (Loss)
Balance at December 31, 2007	$0.6	$1,388.9	$(9.2)	$(1.1)	$(940.9)	$438.3
Net loss	—	—	—	—	(339.2)	(339.2)	$(339.2)
Income on derivative financial instruments, net of tax	—	—	3.9	—	—	3.9	3.9
Translation impact, net of tax	—	—	(59.3)	—	—	(59.3)	(59.3)
Pension and postretirement adjustment, net of tax	—	—	(52.9)	—	(0.1)	(53.0)	(53.0)

Total comprehensive loss							$(447.6)

Stock-based compensation activity	—	5.8	—	—	—	5.8
Other	—	0.1	—	—	—	0.1

Balance at December 31, 2008	0.6	1,394.8	(117.5)	(1.1)	(1,280.2)	(3.4)
Net loss	—	—	—	—	(126.1)	(126.1)	$(126.1)
Loss on derivative financial instruments, net of tax	—	—	(3.3)	—	—	(3.3)	(3.3)
Translation impact, net of tax	—	—	26.7	—	—	26.7	26.7
Pension and postretirement adjustment, net of tax	—	—	(12.9)	—	—	(12.9)	(12.9)

Total comprehensive loss							$(115.6)

Stock-based compensation activity	—	3.0	—	(0.3)	—	2.7

Other	(0.1)	(0.8)	—	—	—	(0.9)

Balance at December 31, 2009	0.5	1,397.0	(107.0)	(1.4)	(1,406.3)	(117.2)
Net income	—	—	—	—	12.4	12.4	$12.4
Loss on derivative financial instruments, net of tax	—	—	(0.5)	—	—	(0.5)	(0.5)
Translation impact, net of tax	—	—	11.0	—	—	11.0	11.0
Pension and postretirement adjustment, net of tax	—	—	10.4	—	—	10.4	10.4

Total comprehensive income							$33.3

Stock-based compensation activity	0.1	4.2	—	(0.1)	—	4.2
Other	—	(0.1)	—	—	—	(0.1)

Balance at December 31, 2010	$0.6	$1,401.1	$(86.1)	$(1.5)	$(1,393.9)	$(79.8)

Shares of Capital Stock

	Common Stock	Treasury Stock	Net Shares
Shares at December 31, 2007	54,147,897	(47,186)	54,100,711
Stock issuances—stock based compensation	234,865	(70)	234,795

Shares at December 31, 2008	54,382,762	(47,256)	54,335,506
Stock issuances—stock based compensation	336,534	(99,849)	236,685

Shares at December 31, 2009	54,719,296	(147,105)	54,572,191
Stock issuances—stock based compensation	361,167	(10,575)	350,592

Shares at December 31, 2010	55,080,463	(157,680)	54,922,783

See notes to consolidated financial statements.

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements

1. Basis of Presentation

The management of ACCO Brands Corporation is responsible for the accuracy and internal consistency of the preparation of the consolidated financial statements and notes contained in this annual report.

The consolidated financial statements include the accounts of ACCO Brands Corporation and its domestic and international subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. Our investments in companies that are between 20% and 50% owned are accounted for using the equity method of accounting. ACCO Brands has equity investments in the following joint ventures: Pelikan-Artline Pty Ltd (“Pelikan-Artline”)—50% ownership; and Neschen/GBC Graphic Films (“Neschen”)—50% ownership. The Company’s share of earnings from equity investments is included on the line entitled “Equity in earnings of joint ventures” in the consolidated statements of operations. Companies in which our investment exceeds 50% have been consolidated.

The Company’s former commercial print finishing business is reported in discontinued operations in the consolidated financial statements and related notes for all periods presented in the consolidated financial statements. Additional information regarding discontinued operations is discussed in Note 18.

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

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

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

Long-Lived Assets

We test long-lived assets for impairment whenever events or changes in circumstances indicate that the assets’ carrying amount is not recoverable from its undiscounted cash flows. When such events occur, the Company compares the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group to the carrying amount of a long-lived asset or asset group. If this comparison indicates that there is asset impairment, the amount of the impairment is typically calculated using discounted expected future cash flows. The discount rate applied to these cash flows is based on the Company’s weighted average cost of capital, computed by selecting market rates at the valuation dates for debt and equity that are reflective of the risks associated with an investment in the Company’s industry as estimated by using comparable publicly traded companies.

Intangible Assets

Intangible assets are comprised primarily of indefinite-lived intangible assets acquired and purchased intangible assets arising from the application of purchase accounting. Indefinite-lived intangible assets are not amortized, but are evaluated annually to determine whether the indefinite useful life is appropriate. Indefinite-lived intangibles are tested for impairment on an annual basis and written down where impaired. Certain of the Company’s trade names have been assigned an indefinite life as these trade names are currently anticipated to contribute cash flows to the Company indefinitely.

The Company reviews indefinite-lived intangibles for impairment annually, and whenever market or business events indicate there may be a potential impact on a particular intangible. The Company considers the

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

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

Goodwill

Goodwill has been recorded on the Company’s balance sheet and represents the excess of the cost of the acquisitions when compared to the fair value of the net assets acquired. The Company tests goodwill for impairment at least annually, normally in the second quarter and on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. Recoverability of goodwill is evaluated using a two-step process. In the first step, the fair value of a reporting unit is compared to its carrying value. If the fair value of a reporting unit exceeds the carrying value of the net assets assigned to a reporting unit, goodwill is considered not impaired and no further testing is required. If the carrying value of the net assets assigned to a reporting unit exceeds the fair value of a reporting unit, the second step of the impairment test is performed in order to determine the implied fair value of a reporting unit’s goodwill. Determining the implied fair value of goodwill requires valuation of a reporting unit’s tangible and intangible assets and liabilities in a manner similar to the allocation of purchase price in a business combination. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, goodwill is deemed impaired and is written down to the extent of the difference. Similar to the review for impairment of other long-lived assets, the resulting fair value determination is significantly impacted by estimates of future sales for the Company’s products, capital needs, economic trends and other factors.

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

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

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

In addition, accrued customer program liabilities principally include, but are not limited to, sales volume rebates, promotional allowances, shared media and customer catalog allowances and other cooperative advertising arrangements, and freight allowances as discussed above.

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

Advertising Costs

Advertising costs amounted to $93.1 million, $92.9 million and $143.9 million for the years ended December 31, 2010, 2009 and 2008, respectively. These costs include, but are not limited to, cooperative advertising and promotional allowances as described in “Customer Program Costs” above, and are principally expensed as incurred.

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Research and Development

Research and development expenses, which amounted to $24.0 million, $18.6 million and $22.3 million for the years ended December 31, 2010, 2009 and 2008, respectively, are classified as general and administrative expenses and are charged to expense as incurred.

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

Foreign Currency Translation

Foreign currency balance sheet accounts are translated into U.S. dollars at the rates of exchange at the balance sheet date. Income and expenses are translated at the average rates of exchange in effect during the period. The related translation adjustments are made directly to a separate component of accumulated other comprehensive income (loss) in stockholders’ equity. Some transactions are made in currencies different from an entity’s functional currency. Gains and losses on these foreign currency transactions are included in income as they occur.

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

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

3. Long-term Debt and Short-term Borrowings

Notes payable and long-term debt consisted of the following at December 31, 2010 and 2009:

(in millions of dollars)	2010	2009
Senior Secured Notes, due March 2015, net of discount(1) (fixed interest rate of 10.625%)	$454.3	$453.3
U.S. Dollar Senior Subordinated Notes, due August 2015 (fixed interest rate of 7.625%)	271.3	271.3
Other borrowings	2.0	1.2

Total debt	727.6	725.8
Less: current portion	(0.2)	(0.7)

Total long-term debt	$727.4	$725.1

(1)	Represents unamortized original issue discount of $5.7 million and $6.7 million, as of December 31, 2010 and 2009, respectively, which is amortizable through March 15, 2015.

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

The repayment of $340.2 million of borrowings outstanding under the Company’s senior secured credit agreements resulted in a pre-tax loss of $8.9 million on the early extinguishment of debt and included the write-off of amendment fees and issuance costs associated with the senior secured credit agreements. The loss on the early extinguishment of debt is included in other (income) expense, net in the consolidated statement of operations for the year ended December 31, 2009.

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

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

The repayment of $62.8 million of borrowings outstanding under and termination of the Company’s accounts receivable securitization program resulted in a pre-tax loss of $0.2 million on the early extinguishment of debt and included the write-off of issuance costs associated with the accounts receivable securitization program. The loss on the early extinguishment of debt is included in other (income) expense, net in the consolidated statement of operations for the year ended December 31, 2009.

On September 30, 2009, the Company repurchased $29.1 million of outstanding Senior Subordinated Notes for a purchase price of $24.2 million, which resulted in a pre-tax gain of $4.9 million on the early extinguishment of debt and is included in other (income) expense, net in the consolidated statements of operations.

Debt issuance costs of $20.6 million in connection with the refinancing transactions were deferred and are being amortized using the effective interest method over the terms of the Senior Secured Notes and ABL Facility.

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

The Senior Secured Notes were offered and sold in a private placement to qualified institutional buyers in the United States pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”) and to non-U.S. persons outside the United States under Regulation S under the Securities Act. In May, 2010 the Company completed an exchange offer for the Senior Secured Notes sold in the private placement for new Senior Secured Notes that have been registered under the Securities Act of 1933. The new notes have terms that are substantially identical to the old notes.

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

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

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

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

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

Borrowings under the ABL Facility are secured on a first priority basis by all accounts receivable, inventory and cash of the Company and its subsidiaries organized in the U.S. and certain foreign subsidiaries, and on a second priority basis by property and equipment of the Company and its subsidiaries organized in the U.S. and the other assets that secure the Senior Secured Notes on a first priority basis.

The ABL Facility contains customary terms and conditions, including among other things, limitations on liens and indebtedness, asset sales, repurchase of Senior Subordinated Notes, and intercompany transactions. A springing fixed charge financial covenant would be triggered if the excess availability under the ABL Facility falls below $20.0 million or 15% of total commitments. The ABL Facility also contains bank account restrictions that apply in the event that the Company’s excess availability fails to meet certain thresholds. As of December 31, 2010, the amount available for borrowings under the Company’s ABL Facility was $168.1 million (allowing for $6.9 million of letters of credit outstanding on that date). There were no borrowings outstanding under the Company’s ABL Facility as of December 31, 2010.

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

Compliance with Loan Covenants

As of and for the year ended December 31, 2010, the Company was in compliance with all applicable loan covenants.

The Company’s ABL Facility would not be affected by a change in its credit rating.

4. Pension and Other Retiree Benefits

The Company has a number of pension plans, principally in the United Kingdom and the United States. The plans provide for payment of retirement benefits, mainly commencing between the ages of 60 and 65, and also for payment of certain disability and severance benefits. After meeting certain qualifications, an employee acquires a vested right to future benefits. The benefits payable under the plans are generally determined on the basis of an employee’s length of service and earnings. Cash contributions to the plans are made as necessary to ensure legal funding requirements are satisfied.

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The Company provides postretirement health care and life insurance benefits to certain employees and retirees in the United States and certain employee groups outside of the United States. These benefit plans have been frozen to new participants. Many employees and retirees outside of the United States are covered by government health care programs.

On January 20, 2009, the Company’s Board of Directors approved plan amendments to temporarily freeze the Company’s U.S. pension and non-qualified supplemental retirement plans effective March 7, 2009. No additional benefits will accrue under these plans after that date until further action by the Board of Directors. As a result, the Company recognized a curtailment gain of $1.0 million in operating income during 2009.

The following table sets forth the Company’s defined benefit pension plans and other postretirement benefit plans funded status and the amounts recognized in the Company’s consolidated balance sheets:

(in millions of dollars)	Pension Benefits				Postretirement
	U.S.		International
	2010	2009	2010	2009	2010	2009
Change in projected benefit obligation (PBO)
Projected benefit obligation at beginning of year	$154.4	$151.4	$271.1	$203.4	$13.4	$12.9
Service cost	—	1.3	2.3	2.4	0.2	0.1
Interest cost	8.9	9.1	14.6	13.7	0.7	0.8
Actuarial (gain) loss	7.5	10.5	5.1	40.9	—	(0.3)
Participants’ contributions	—	—	1.0	1.3	0.2	0.2
Benefits paid	(8.3)	(8.0)	(11.2)	(11.2)	(1.0)	(0.8)
Curtailment gain	—	(9.9)	—	(1.1)	—	—
Foreign exchange rate changes	—	—	(12.0)	21.7	(0.2)	0.5
Other items	—	—	(2.6)	—	—	—

Projected benefit obligation at end of year	162.5	154.4	268.3	271.1	13.3	13.4

Change in plan assets
Fair value of plan assets at beginning of year	107.9	87.4	234.5	190.2	—	—
Actual return on plan assets	18.0	28.2	24.3	27.6	—	—
Employer contributions	7.2	0.3	6.5	5.7	0.8	0.6
Participants’ contributions	—	—	1.0	1.3	0.2	0.2
Benefits paid	(8.3)	(8.0)	(11.2)	(11.2)	(1.0)	(0.8)
Foreign exchange rate changes	—	—	(10.2)	20.9	—	—
Other	—	—	(2.6)	—	—	—

Fair value of plan assets at end of year	124.8	107.9	242.3	234.5	—	—

Funded status (Fair value of plan assets less PBO)	$(37.7)	$(46.5)	$(26.0)	$(36.6)	$(13.3)	$(13.4)

Amounts recognized in the consolidated balance sheet consist of:
Other current liabilities	$0.2	$0.2	$0.6	$0.6	$1.3	$1.1
Accrued benefit liability	37.5	46.3	25.4	36.0	12.0	12.3
Components of accumulated other comprehensive income, net of tax:
Unrecognized prior service cost (benefit)	—	—	0.5	0.5	(0.1)	(0.1)
Unrecognized actuarial (gain) loss	36.9	40.2	48.4	56.6	(3.2)	(4.3)

All plans have projected benefit obligations in excess of plan assets.

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Of the amounts included within accumulated other comprehensive income, the Company expects to recognize the following pre-tax amounts as components of net periodic benefit cost during 2011:

	Pension Benefits		Postretirement
(in millions of dollars)	U.S.	International
Prior service cost	$—	$0.2	$—
Actuarial (gain) loss	4.3	3.7	(0.6)

	$4.3	$3.9	$(0.6)

The accumulated benefit obligation for all defined benefit pension plans was $428.8 million and $410.7 million at December 31, 2010 and 2009, respectively.

The following table sets out information for pension plans with an accumulated benefit obligation in excess of plan assets:

	U.S.		International
(in millions of dollars)	2010	2009	2010	2009
Projected benefit obligation	$162.5	$154.4	$62.1	$268.5
Accumulated benefit obligation	162.5	154.4	60.3	253.5
Fair value of plan assets	124.8	107.9	46.0	231.8

The following table sets out the components of net periodic benefit cost:

	Pension Benefits						Postretirement
	U.S.			International
(in millions of dollars)	2010	2009	2008	2010	2009	2008	2010	2009	2008
Service cost	$—	$1.3	$4.7	$2.3	$2.4	$3.9	$0.2	$0.1	$0.2
Interest cost	8.9	9.1	8.9	14.6	13.7	16.2	0.7	0.8	1.0
Expected return on plan assets	(10.4)	(10.7)	(11.5)	(15.1)	(12.8)	(19.8)	—	—	—
Amortization of prior service cost (credit)	—	—	(0.1)	0.1	0.2	0.2	—	—	—
Amortization of net loss (gain)	3.0	1.2	—	4.8	3.4	0.5	(0.9)	(0.9)	(0.9)
Curtailment	—	(1.0)	0.1	—	(0.5)	(0.2)	—	—	—

Net periodic benefit cost	$1.5	$(0.1)	$2.1	$6.7	$6.4	$0.8	$—	$—	$0.3

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Other changes in plan assets and benefit obligations that were recognized in other comprehensive income during the years ended December 31, 2010, 2009 and 2008, respectively, were as follows:

	Pension Benefits						Postretirement
	U.S.			International
(in millions of dollars)	2010	2009	2008	2010	2009	2008	2010	2009	2008
Current year actuarial (gain)/loss	$(0.2)	$(16.1)	$65.3	$(4.2)	$26.1	$34.4	$—	$(0.3)	$(2.5)
Amortization of actuarial (gain) loss	(3.0)	(1.2)	—	(4.8)	(3.6)	(1.0)	0.9	1.0	0.9
Current year prior service cost	—	—	—	—	—	0.4	—	—	—
Amortization of prior service cost/(credit)	—	—	0.1	(0.1)	(0.3)	(0.4)	—	—	—
Curtailment gain	—	0.2	—	—	—	—	—	—	—
Exchange rate adjustment	—	—	—	(3.2)	5.8	(14.9)	0.1	(0.4)	1.4
Other	—	—	—	—	—	(0.1)	—	—	0.1

Total recognized in other comprehensive income	$(3.2)	$(17.1)	$65.4	$(12.3)	$28.0	$18.4	$1.0	$0.3	$(0.1)

Total recognized in net periodic benefit cost and other comprehensive income	$(1.7)	$(17.2)	$67.5	$(5.6)	$34.4	$19.2	$1.0	$0.3	$0.2

Assumptions

Weighted average assumptions used to determine benefit obligations for years ended December 31, 2010, 2009 and 2008 were:

	Pension Benefits						Postretirement
	U.S.			International
	2010	2009	2008	2010	2009	2008	2010	2009	2008
Discount rate	5.5%	5.9%	6.5%	5.4%	5.8%	6.5%	5.0%	5.9%	6.5%
Rate of compensation increase	N/A	N/A	4.0%	4.4%	4.5%	3.6%	—	—	—

Weighted average assumptions used to determine net cost for years ended December 31, 2010, 2009 and 2008 were:

	Pension Benefits						Postretirement
	U.S.			International
	2010	2009	2008	2010	2009	2008	2010	2009	2008
Discount rate	5.9%	6.5%	6.6%	5.8%	6.5%	5.8%	5.9%	6.5%	6.3%
Expected long-term rate of return	8.2%	8.2%	8.2%	6.8%	6.3%	6.7%	—	—	—
Rate of compensation increase	N/A	4.0%	4.0%	4.5%	3.6%	4.4%	—	—	—

Weighted average health care cost trend rates used to determine postretirement benefit obligations and net cost at December 31, 2010, 2009 and 2008 were:

	Postretirement Benefits
	2010	2009	2008
Health care cost trend rate assumed for next year	8%	7%	9%
Rate that the cost trend rate is assumed to decline (the ultimate trend rate)	5%	5%	5%
Year that the rate reaches the ultimate trend rate	2020	2020	2020

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Assumed health care cost trend rates may have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

(in millions of dollars)	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on total of service and interest cost	$0.2	$(0.2)
Effect on postretirement benefit obligation	1.3	(1.1)

Plan Assets

The investment strategy for the Company is to optimize investment returns through a diversified portfolio of investments, taking into consideration underlying plan liabilities and asset volatility. Each plan has a different target asset allocation, which is reviewed periodically and is based on the underlying liability structure. The target asset allocation for our U.S. plan is 65% in equity securities and 35% in fixed income securities. The target asset allocation for non-U.S. plans is set by the local plan trustees.

The Company’s pension plan weighted average asset allocations at December 31, 2010 and 2009 were as follows:

	2010		2009
	U.S.	International	U.S.	International
Asset category
Equity securities	68%	48%	69%	48%
Fixed income	32	42	31	41
Real estate	—	4	—	4
Other(1)	—	6	—	7

Total	100%	100%	100%	100%

(1)	Cash and cash equivalents and insurance contracts for certain of our international plans.

U.S. Pension Plan Assets

Fair value measurements of our U.S. pension plan assets by asset category at December 31, 2010 are as follows:

(in millions of dollars)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value as of December 31, 2010
Common stocks	$6.4	$—	$—	$6.4
Mutual funds	78.5	—	—	78.5
Common collective trust funds	—	11.5	—	11.5
Government debt securities	—	7.5	—	7.5
Corporate debt securities	—	7.4	—	7.4
Collateralized mortgage obligations	—	5.0	—	5.0
Asset-backed securities, mortgage backed securities, and other fixed income securities	—	8.5	—	8.5

Total	$84.9	$39.9	$—	$124.8

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fair value measurements of our U.S. pension plan assets by asset category at December 31, 2009 are as follows:

(in millions of dollars)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value as of December 31, 2009
Common stocks	$5.6	$—	$—	$5.6
Mutual funds	69.3	—	—	69.3
Common collective trust funds	—	9.0	—	9.0
Government debt securities	—	7.9	—	7.9
Corporate debt securities	—	5.9	—	5.9
Collateralized mortgage obligations	—	4.6	—	4.6
Asset-backed securities, mortgage backed securities, and other fixed income securities	—	5.6	—	5.6

Total	$74.9	$33.0	$—	$107.9

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

International Pension Plans Assets

Fair value measurements of our international pension plans assets by asset category at December 31, 2010 are as follows:

(in millions of dollars)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value as of December 31, 2010
Cash and cash equivalents	$4.8	$—	$—	$4.8
Equity securities	116.8	—	—	116.8
Government debt securities	—	19.0	—	19.0
Corporate debt securities	—	74.5	—	74.5
Other debt securities	—	8.7	—	8.7
Real estate	—	9.7	—	9.7
Insurance contracts	—	8.8	—	8.8

Total	$121.6	$120.7	$—	$242.3

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fair value measurements of our international pension plans assets by asset category at December 31, 2009 are as follows:

(in millions of dollars)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value as of December 31, 2009
Cash and cash equivalents	$3.9	$—	$—	$3.9
Equity securities	114.1	—	—	114.1
Government debt securities	—	20.6	—	20.6
Corporate debt securities	—	69.2	—	69.2
Other debt securities	—	6.8	—	6.8
Real estate	—	8.7	—	8.7
Insurance contracts	—	11.2	—	11.2

Total	$118.0	$116.5	$—	$234.5

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

Real estate: Real estate consists of managed real estate investment trust securities (level 2 inputs).

Insurance contracts: Valued at contributions made, plus earnings, less participant withdrawals and administrative expenses, which approximate fair value (level 2 inputs).

Cash Contributions

The Company expects to contribute $12.2 million to its pension plans in 2011. This amount includes $6.0 million, which was paid in January, 2011 for its U.S. pension plan.

The Company sponsors a number of defined contribution plans. Contributions are determined under various formulas. Costs related to such plans amounted to $7.0 million, $4.3 million and $9.7 million in 2010, 2009 and 2008, respectively. In January 2009, the Company’s Board of Directors approved amendments to the Company’s U.S. 401(k) plan to suspend employer matching contributions for all participants effective February 21, 2009. The Company reinstated its employer matching contributions for all 401(k) plan participants in October, 2009. This action resulted in pre-tax savings of approximately $3.2 million during 2009.

The following table presents estimated future benefit payments for the next ten fiscal years:

(in millions of dollars)	Pension Benefits	Postretirement Benefits
2011	$18.5	$1.3
2012	$19.2	$1.2
2013	$19.8	$1.2
2014	$20.4	$1.2
2015	$21.1	$1.0
Years 2016—2020	$116.0	$4.6

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

5. Stock-Based Compensation

The Company has two share-based compensation plans under which a total of 6,703,000 shares may be issued under awards to key employees and non-employee directors.

The following table summarizes the impact of all stock-based compensation from continuing operations on the Company’s consolidated statements of operations for the years ended December 31, 2010, 2009 and 2008.

(in millions of dollars)	2010	2009	2008
Advertising, selling, general and administrative expense	$4.2	$2.8	$5.3
Restructuring charges	—	0.2	0.1

Income from continuing operations before income taxes	$4.2	$3.0	$5.4

There was no capitalization of stock based compensation expense.

Stock-based compensation by award type (including stock options, stock-settled appreciation rights (“SSARs”), restricted stock units (“RSUs”) and performance stock units (“PSUs”)) for the years ended December 31, 2010, 2009 and 2008 are as follows:

(in millions of dollars)	2010	2009	2008
Stock option compensation expense	$0.4	$0.8	$3.8
SSAR compensation expense	0.2	0.2	—
RSU compensation expense	2.8	1.8	4.0
PSU compensation expense (income)	0.8	0.2	(2.3)

Subtotal	4.2	3.0	5.5
Less discontinued operations	—	—	0.1

Total stock-based compensation from continuing operations	$4.2	$3.0	$5.4

Stock Options and SSAR Awards

The exercise price of each stock option and SSAR equals or exceeds the market price of the Company’s stock on the date of grant. Options/SSARs can generally be exercised over a maximum term of up to seven years. Stock options/SSARs outstanding as of December 31, 2010 generally vest ratably over three years. For options granted to retirement eligible employees (age 55 with at least 5 years of service) the value of the stock option is expensed immediately on the date of grant. During 2009, the Company granted only SSAR awards. There were no SSAR or option awards issued during 2010. The fair value of each option/SSAR grant is estimated on the date of grant using the Black-Scholes option-pricing model using the weighted average assumptions as outlined in the following table:

	Year Ended December 31,
	2009	2008
Weighted average expected lives	4.5 years	4.7 years
Weighted average risk-free interest rate	2.1%	2.3%
Weighted average expected volatility	41.5%	34.6%
Expected dividend yield	0.0%	0.0%
Weighted average grant date fair value	$0.24	$3.57

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

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

A summary of the changes in stock options/SSARs outstanding under the Company’s stock compensation plans during the year ended December 31, 2010 is presented below:

	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2009	7,009,011	$10.75
Granted	—	—
Exercised	(316,354)	$0.81
Lapsed	(399,737)	$5.88

Outstanding at December 31, 2010	6,292,920	$11.56	3.8 years	$18.3 million
Exercisable shares at December 31, 2010	4,484,795	$15.55	3.2 years	$5.3 million
Options/SSARs vested or expected to vest	6,146,961	$11.76	3.7 years	$17.4 million

The Company received cash of $0.3 million from the exercise of stock options for the year ended December 31, 2008, for which, the aggregate intrinsic value of options exercised was $0.1 million. No stock options were exercised in 2010 and 2009. The aggregate intrinsic value of SSARs exercised during the year ended December 31, 2010 totaled $2.1 million. No SSARs were exercised in 2009 and 2008. The fair value of options and SSARs vested during the years ended December 31, 2010, 2009 and 2008 was $1.1 million, $1.7 million and $6.0 million, respectively. As of December 31, 2010, the Company had unrecognized compensation expense related to stock options and SSARs of $0.1 million and $0.3 million, respectively. The unrecognized compensation expense related to stock options and SSARs will be recognized over a weighted-average period of 0.5 years and 1.4 years, respectively

Stock Unit Awards

The Amended and Restated Acco Brands Corporation 2005 Incentive Plan provides for stock based awards in the form of RSUs, PSUs, incentive and non-qualified stock options, and stock appreciation rights, any of which may be granted alone or with other types of awards and dividend equivalents. RSUs vest over a pre-determined period of time, generally three to four years from the date of grant. PSUs also vest over a pre-determined period of time, minimally three years, but are further subject to the achievement of certain business performance criteria in future periods. Based upon the level of achieved performance, the number of shares actually awarded can vary from 0% to 150% of the original grant.

There were 529,095 RSUs outstanding at December 31, 2010. All outstanding RSUs as of December 31, 2010 vest within four years of the date of grant. Also outstanding at December 31, 2010 were 607,063 PSUs. 532,079 PSUs were cancelled as the performance targets for the performance periods ended December 31, 2010 were not achieved. All outstanding PSUs as of December 31, 2010 vest at the end of their respective performance periods subject to achievement of the performance targets associated with such awards. Upon vesting, all of the remaining PSU awards will be converted into the right to receive one share of common stock of the Company for

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

each unit that vests. The cost of these awards is determined using the fair value of the shares on the date of grant, and compensation expense is recognized over the period during which the employees provide the requisite service to the Company. The Company generally recognizes compensation expense for its PSU awards ratably over the performance period based on management’s judgment of the likelihood that performance measures will be attained. The Company generally recognizes compensation expense for its RSU awards ratably over the service period. A summary of the changes in the stock unit awards outstanding under the Company’s equity compensation plans during 2010 is presented below:

	Stock Units	Weighted Average Grant Date Fair Value
Unvested at December 31, 2009	1,234,124	$13.72
Granted	875,930	$7.06
Vested	(77,051)	$16.30
Forfeited and cancelled	(896,845)	$11.79

Unvested at December 31, 2010	1,136,158	$14.41

The weighted-average grant date fair value of our stock unit awards was $7.06, $7.58, and $12.29 for the years ended December 31, 2010, 2009, and 2008, respectively. The fair value of stock unit awards that vested during the years ended December 31, 2010, 2009 and 2008 was $1.3 million, $4.5 million and $6.2 million, respectively. As of December 31, 2010, the Company had unrecognized compensation expense related to RSUs and PSUs of $1.3 million and $3.1 million, respectively. The unrecognized compensation expense related to RSUs and PSUs will be recognized over a weighted-average period of 1.1 years and 2.0 years, respectively. The Company will satisfy the requirement for delivering the common shares for stock-based plans by issuing new shares.

6. Inventories

Inventories are stated at the lower of cost or market value. The components of inventories were as follows:

	December 31,
(in millions of dollars)	2010	2009
Raw materials	$28.3	$25.1
Work in process	4.5	5.0
Finished goods	183.3	172.3

Total inventories	$216.1	$202.4

7. Property, Plant and Equipment

Property, plant and equipment, net consisted of:

	December 31,
(in millions of dollars)	2010	2009
Land and improvements	$13.7	$13.4
Buildings and improvements to leaseholds	116.7	118.2
Machinery and equipment	334.3	336.2
Construction in progress	10.7	7.9

	475.4	475.7
Less: accumulated depreciation	(311.9)	(294.6)

Net property, plant and equipment(1)	$163.5	$181.1

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(1)	Net property, plant and equipment as of December 31, 2010 and 2009 contained $25.6 million and $35.2 million of computer software assets, which are classified within machinery and equipment. Amortization of software costs was $10.1 million, $9.7 million and $9.3 million for the years ended December 31, 2010, 2009 and 2008, respectively.

8. Goodwill and Identifiable Intangible Assets

Goodwill

Changes in the net carrying amount of goodwill by segment were as follows:

(in millions of dollars)	ACCO Brands Americas	ACCO Brands International	Computer Products Group	Total
Balance at December 31, 2008	$86.8	$45.9	$6.8	$139.5
Translation and other	2.2	1.7	—	3.9

Balance at December 31, 2009	89.0	47.6	6.8	143.4
Translation and other	1.2	(0.2)	—	1.0

Balance at December 31, 2010	$90.2	$47.4	$6.8	$144.4

Goodwill	$221.1	$141.5	$6.8	$369.4
Accumulated impairment losses	(130.9)	(94.1)	—	(225.0)

Balance at December 31, 2010	$90.2	$47.4	$6.8	$144.4

The authoritative guidance on goodwill and other intangible assets requires that goodwill be tested for impairment at a reporting unit level. The Company has determined that its reporting units are its ACCO Brands Americas, ACCO Brands International and Computer Products Group segments based on its organizational structure and the financial information that is provided to and reviewed by management. The Company tests goodwill for impairment annually and whenever events or circumstances make it more likely than not that an impairment may have occurred. Goodwill is tested for impairment using a two-step process. In the first step, the fair value of a reporting unit is compared to its carrying value. If the fair value of a reporting unit exceeds the carrying value of the net assets assigned to a reporting unit, goodwill is considered not impaired and no further testing is required. If the carrying value of the net assets assigned to a reporting unit exceeds the fair value of a reporting unit, the second step of the impairment test is performed in order to determine the implied fair value of a reporting unit’s goodwill. Determining the implied fair value of goodwill requires valuation of a reporting unit’s tangible and intangible assets and liabilities in a manner similar to the allocation of purchase price in a business combination. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, goodwill is deemed impaired and is written down to the extent of the difference. Based upon our most recent annual impairment test completed during 2010, the fair value of goodwill of each of our reporting units was substantially in excess of its related carrying value.

Given the current economic environment and the uncertainties regarding the impact on our business, there can be no assurance that our estimates and assumptions made for purposes of our impairment testing in 2010 will prove to be accurate predictions of the future. If our assumptions regarding forecasted revenue or margin growth rates are not achieved, we may be required to record additional impairment charges in future periods, whether in connection with our next annual impairment testing in the second quarter of 2011 or prior to that, if any such change constitutes a triggering event outside of the quarter from when the annual impairment test is performed. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Identifiable Intangibles

The gross carrying value and accumulated amortization by class of identifiable intangible assets as of December 31, 2010 and December 31, 2009 are as follows:

	As of December 31, 2010				As of December 31, 2009
(in millions of dollars)	Gross Carrying Amounts	Accumulated Amortization		Net Book Value	Gross Carrying Amounts	Accumulated Amortization		Net Book Value
Indefinite-lived intangible assets:
Trade names	$139.4	$(44.5	)(1)	$94.9	$139.7	$(44.5	)(1)	$95.2
Amortizable intangible assets:
Trade names	58.2	(25.3)		32.9	59.6	(23.6)		36.0
Customer and contractual relationships	27.4	(20.4)		7.0	26.9	(17.3)		9.6
Patents/proprietary technology	10.8	(7.4)		3.4	10.6	(5.6)		5.0

Subtotal	96.4	(53.1)		43.3	97.1	(46.5)		50.6

Total identifiable intangibles	$235.8	$(97.6)		$138.2	$236.8	$(91.0)		$145.8

(1)	Accumulated amortization prior to the adoption of authoritative guidance on goodwill and other intangible assets, at which time future amortization ceased.

The Company’s intangible amortization was $6.9 million, $7.2 million and $7.7 million for the years ended December 31, 2010, 2009 and 2008, respectively. Estimated amortization for 2011 is $6.4 million, and is expected to decline by approximately $0.8 million for each of the five years following.

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

As discussed further in Note 10, Income Taxes, during the second quarter of 2009, the Company recorded a $108.1 million non-cash charge to establish a valuation allowance on the Company’s U.S. deferred tax assets. In connection with this non-cash charge, the Company reviewed certain of its long-lived tangible and amortizable intangible assets and determined that the forecasted undiscounted cash flows related to these asset groups were in excess of their carrying values and, therefore, these assets were not impaired.

9. Restructuring and Other Charges

Restructuring

The Company had initiated significant restructuring actions which resulted in the closure or consolidation of facilities that were engaged in manufacturing and distributing the Company’s products, primarily in North America and Europe, or which resulted in a reduction in overall employee headcount. During the years ended

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2009 and 2008, the Company recorded pre-tax restructuring and asset impairment charges associated with continuing operations of $17.4 million and $28.8 million, respectively. The Company’s cost reduction actions are now complete and no additional charges were initiated in 2010. Employee termination costs included the release of reserves no longer required. However, cash disbursements will continue into 2011 for obligations outstanding as of December 31, 2010.

A summary of the activity in the restructuring accounts and a reconciliation of the liability for, and as of, the year ended December 31, 2010 is as follows:

(in millions of dollars)	Balance at December 31, 2009	Total Provision	Cash Expenditures	Non-cash Items/ Currency Change	Balance at December 31, 2010
Rationalization of operations
Employee termination costs	$8.0	$(1.5)	$(3.9)	$(0.4)	$2.2
Termination of lease agreements	4.4	0.2	(1.5)	(0.1)	3.0

Sub-total	12.4	(1.3)	(5.4)	(0.5)	5.2
Asset impairments/net loss on disposal of assets resulting from restructuring activities	—	0.8	—	(0.8)	—

Total rationalization of operations	$12.4	$(0.5)	$(5.4)	$(1.3)	$5.2

Management expects the $2.2 million employee termination costs balance to be substantially paid within the next twelve months. Lease costs included in the $3.0 million balance are expected to continue until the last lease terminates in 2013.

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

Other Charges

In addition to the recognition of restructuring costs, the Company also recognized other charges, incremental to the cost of its underlying restructuring actions that do not qualify as restructuring. These charges include redundant warehousing or storage costs during the transition to a new distribution center, equipment and other asset move costs, facility overhead and maintenance costs after exit, gains on the sale of exited facilities, certain costs associated with the Company’s debt refinancing and employee retention incentives. The Company did not incur any other charges, as described above, in 2010. Within cost of products sold on the Consolidated Statements of Operations for the years ended December 31, 2009 and 2008, these charges totaled $3.4 million and $7.5 million, respectively. Within advertising, selling, general and administrative expenses on the Consolidated Statements of Operations for the years ended December 31, 2009 and 2008; these charges totaled $1.2 million and $3.1 million, respectively. Included within the 2008 results, is a charge for $4.2 million related to the exit of the Company’s former CEO, a $3.5 million gain on the sale of a manufacturing facility and net gains of $2.4 million on the sale of three additional properties.

10. Income Taxes

The components of income (loss) before income taxes from continuing operations are as follows:

(in millions of dollars)	2010	2009	2008
Domestic operations	$(38.5)	$(38.6)	$(192.4)
Foreign operations	82.2	50.7	(53.7)

Total	$43.7	$12.1	$(246.1)

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The reconciliation of income taxes computed at the U.S. federal statutory income tax rate to the Company’s effective income tax rate for continuing operations is as follows:

(in millions of dollars)	2010	2009	2008
Income tax (benefit) at US statutory rate	$15.3	$4.2	$(86.1)
State, local other tax net of federal benefit	(0.8)	(1.0)	0.4
US effect of foreign dividends and earnings	4.9	23.6	11.0
Unrealized foreign currency gain on intercompany debt	8.6	1.0	—
Impairment of non deductible goodwill	—	—	74.7
Foreign income taxed at a lower effective rate	(7.0)	(5.7)	(11.5)
Increase in valuation allowance	15.7	109.9	31.0
Correction of deferred tax error at foreign subsidiary	(2.8)	—	—
Change in prior year tax estimates	(1.3)	(1.2)	(1.6)
Miscellaneous	(0.4)	(2.9)	(1.0)

Income taxes as reported	$32.2	$127.9	$16.9

For 2010, the Company recorded income tax expense from continuing operations of $32.2 million on income before taxes of $43.7 million. This compares to income tax expense from continuing operations of $127.9 million on income before taxes of $12.1 million for 2009. Included in the results for 2010 is an out-of-period adjustment made to correct an error related to inaccurate calculations of deferred taxes at a foreign subsidiary. The correction of the error increased net income by $2.8 million through an increase in deferred tax assets and a corresponding reduction in income tax expense. The Company determined that the impact of the error was not significant to any current or prior individual period, and accordingly a restatement of prior period amounts was not determined to be necessary.

The high effective tax rate for 2010 is due to an increase in the valuation allowance of $15.7 million because no tax benefit is being provided on losses incurred in the U.S. and certain foreign jurisdictions where valuation allowances are recorded against future tax benefits, and because of an $8.6 million expense recorded to reflect the income tax impact of foreign currency fluctuations on an intercompany debt obligation, partially offset by the benefit of the $2.8 million out-of-period adjustment recorded in the second quarter.

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

The effective tax rate for discontinued operations was a tax rate of 34.4% and (4.2%) in 2010 and 2009, respectively. The lower rate in 2009 reflected the absence of income tax benefits in the U.S. and Netherlands due to the tax valuation allowances established for those countries. The effective tax rate for discontinued operations was a tax benefit of 13.8% in 2008 and included the impact of charges related to non-deductible goodwill.

The U.S. federal statute of limitations remains open for the years 2007 and forward. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from 3 to 5 years. Years still open to examination by foreign tax authorities in major jurisdictions include Canada (2005 and forward) and the United Kingdom (2008 and forward). The Company is currently under examination in certain foreign jurisdictions.

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The components of the income tax expense from continuing operations are as follows:

(in millions of dollars)	2010	2009	2008
Current expense (benefit)
Domestic	$0.6	$(0.6)	$10.2
Foreign	19.7	15.8	19.1

Total current income tax expense	20.3	15.2	29.3

Deferred expense (benefit)
Domestic	4.8	111.6	(17.1)
Foreign	7.1	1.1	4.7

Total deferred income tax expense (benefit)	11.9	112.7	(12.4)

Total income tax expense	$32.2	$127.9	$16.9

The components of deferred tax assets (liabilities) are as follows:

(in millions of dollars)	2010	2009
Deferred tax assets
Compensation and benefits	$10.5	$7.5
Pension	25.1	38.0
Inventory	6.0	6.5
Other reserves	10.5	8.1
Restructuring	—	1.7
Accounts receivable	4.5	5.2
Capital loss carryforwards	10.3	10.3
Foreign tax credit carryforwards	20.5	20.5
Net operating loss carryforwards	128.2	116.4
Depreciation	0.4	—
Miscellaneous	2.3	1.4

Gross deferred income tax assets	218.3	215.6
Valuation allowance	(193.2)	(188.9)

Net deferred tax assets	25.1	26.7

Deferred tax liabilities
Depreciation	—	(4.5)
Identifiable intangibles	(70.2)	(65.2)
Unrealized foreign currency gain on intercompany debt	(9.6)	(1.0)
Miscellaneous	(3.3)	(1.3)

Gross deferred tax liabilities	(83.1)	(72.0)

Net deferred tax assets (liabilities)	$(58.0)	$(45.3)

Deferred income taxes are not provided on certain undistributed earnings of foreign subsidiaries that are expected to be permanently reinvested in those companies, aggregating approximately $495.1 million at December 31, 2010 and $490.4 million at December 31, 2009. If these amounts were distributed to the United States, in the form of a dividend or otherwise, the Company would be subject to additional U.S. income taxes. Determination of the amount of unrecognized deferred income tax liabilities on these earnings is not practicable.

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

At December 31, 2010, $385.9 million of net operating loss carryforwards and $29.4 million of capital loss carryforwards are available to reduce future taxable income of domestic and international companies. These loss carryforwards expire in the years 2011 through 2029 or have an unlimited carryover period.

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income taxes in its results of operations. As of December 31, 2010, the Company had $0.4 million accrued for interest and penalties.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in millions of dollars)	2010	2009
Balance at January 1	$6.0	$5.4
Additions for tax positions of prior years	0.2	1.8
Settlements	(0.5)	(1.2)

Balance at December 31	$5.7	$6.0

As of December 31, 2010 the amount of unrecognized tax benefits decreased to $5.7 million, of which only $1.5 million would affect the Company’s effective tax rate, if recognized because of valuation allowances in certain jurisdictions. The Company expects the amount of unrecognized tax benefits to change within the next twelve months, but these changes are not expected to have a significant impact on the Company’s results of operations or financial position.

11. Earnings per Share

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

(in millions)	2010	2009	2008
Weighted average number of common shares outstanding—basic	54.8	54.5	54.2
Employee stock options	0.1	—	—
Stock-settled stock appreciation rights	2.1	—	—
Restricted stock units	0.2	—	—

Adjusted weighted-average shares and assumed conversions—diluted(1)	57.2	54.5	54.2

(1)	The Company has dilutive shares related to stock options, stock-settled appreciation rights and restricted stock units that were granted under the Company’s stock compensation plans. As of December 31, 2010, 2009 and 2008, approximately 4.1 million, 7.5 million and 5.5 million shares, respectively, were excluded from the calculation of diluted earnings per share as their inclusion would have been anti-dilutive.

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

Forward currency contracts used to hedge foreign denominated inventory purchases are designated as a cash flow hedge. Unrealized gains and losses on these contracts for inventory purchases are deferred in other comprehensive income until the contracts are settled and the underlying hedged transactions are recognized, at which time the deferred gains or losses will be reported in the “Cost of products sold” line in the consolidated statements of operations. As of December 31, 2010 and December 31, 2009, the Company had cash flow designated foreign exchange contracts outstanding with a U.S. dollar equivalent notional value of $92.9 million and $61.9 million, respectively.

Forward currency contracts used to hedge foreign denominated intercompany loans are not designated as hedging instruments. Gains and losses on these derivative instruments are recognized within other (income) expense, net in the consolidated statements of operations and are largely offset by the changes in the fair value of the hedged item. The periods of the forward foreign exchange contracts correspond to the periods of the hedged transactions, and do not extend beyond 2011. As of December 31, 2010 and 2009, the Company had undesignated foreign exchange contracts outstanding with a U.S. dollar equivalent notional value of $92.7 million and $124.6 million, respectively.

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

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The following table summarizes the fair value of the Company’s derivative financial instruments as of December 31, 2010 and 2009, respectively.

	Fair Value of Derivative Instruments
	Derivative Assets			Derivative Liabilities
(in millions of dollars)	Balance Sheet Location	Dec. 31, 2010	Dec. 31, 2009	Balance Sheet Location	Dec. 31, 2010	Dec. 31, 2009
Derivatives designated as hedging instruments:
Foreign exchange contracts	Other current assets	$0.7	$0.2	Other current liabilities	$3.1	$1.0
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current assets	1.4	1.8	Other current liabilities	0.8	1.0

Total derivatives		$2.1	$2.0		$3.9	$2.0

The following table summarizes the pre-tax effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations for the years ended December 31, 2010 and 2009, respectively.

	The Effect of Derivative Instruments in Cash Flow Hedging Relationships on the Consolidated Statements of Operations for the Years Ended December 31, 2010 and 2009
	Amount of (Gain) Loss Recognized in OCI (Effective Portion)		Location of (Gain) Loss Reclassified from OCI to Income	Amount of (Gain) Loss Reclassified from AOCI to Income (Effective Portion)		Location of (Gain) Loss Recognized in Income	Amount of (Gain) Loss Recognized in Income (Ineffective Portion)
(in millions of dollars)	2010	2009		2010	2009		2010	2009
Cash flow hedges:
Foreign exchange contracts	$3.1	$4.4	Cost of products sold	$1.8	$0.3	Cost of products sold	$—	$—
Net investment hedges:
Cross-currency swap	—	10.0	Other (income) expense	—	—	Interest expense, net	—	(0.9)
Net investment in foreign operations	—	15.0	Other (income) expense	—	—	Other (income) expense	—	—

Total	$3.1	$29.4		$1.8	$0.3		$—	$(0.9)

(in millions of dollars)	The Effect of Derivatives Not Designated as Hedging Instruments on the Consolidated Statements of Operations
	Location of (Gain) Loss Recognized in Income on Derivatives	Amount of (Gain) Loss Recognized in Income Year Ended Dec. 31,
		2010	2009
Foreign exchange contracts	Other (income) expense	$(1.8)	$(8.8)

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

The Company utilizes the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company has determined that its financial assets and liabilities are Level 2 in the fair value hierarchy. The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2010 and 2009, respectively:

	December 31,	December 31,
	2010	2009
Assets:
Forward currency contracts	$2.1	$2.0
Liabilities:
Forward currency contracts	$3.9	$2.0

The Company’s forward currency contracts are included in Other Current Assets or Other Current Liabilities and mature within 12 months. The forward foreign currency exchange contracts are primarily valued based on the foreign currency spot and forward rates quoted by the banks or foreign currency dealers. As such, these derivative instruments are classified within Level 2.

The fair values of cash and cash equivalents, notes payable to banks, accounts receivable and accounts payable approximate carrying amounts due principally to their short maturities. The carrying amount of total debt was $727.6 million and $725.8 million and the estimated fair value of total debt was $794.5 million and $770.2 million at December 31, 2010 and 2009, respectively. The fair values are determined from quoted market prices, where available, and from investment bankers using current interest rates considering credit ratings and the remaining terms of maturity.

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

14. Accumulated Other Comprehensive Income (Loss)

Comprehensive income is defined as net income (loss) and other changes in stockholders’ equity from transactions and other events from sources other than stockholders. The components of, and changes in, accumulated other comprehensive income (loss) were:

(in millions of dollars)	Derivative Financial Instruments	Foreign Currency Adjustments	Unrecognized Pension and Other Postretirement Benefit Costs	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2008	$2.3	$(39.8)	$(80.0)	$(117.5)

Changed during the year (net of taxes of $(1.0))	(3.3)	26.7	(12.9)	10.5

Balance at December 31, 2009	(1.0)	(13.1)	(92.9)	(107.0)

Changed during the year (net of taxes of $(3.2))	(0.5)	11.0	10.4	20.9

Balance at December 31, 2010	$(1.5)	$(2.1)	$(82.5)	$(86.1)

15. Information on Business Segments

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

Examples of our traditional office products and supplies are staplers, staples, punches, ring binders, trimmers, sheet protectors, hanging file folders, clips and fasteners, data binders, dry-erase boards, dry-erase markers, easels, bulletin boards, overhead projectors, transparencies, laser pointers and screens. These products are sold under leading brands including Quartet®, Rexel, Swingline®, Wilson Jones®, Marbig, NOBO, ACCO®, Derwent and Eastlight. Examples of our document finishing solutions are binding, lamination and punching equipment, binding and lamination supplies, report covers, archival report covers and shredders. These products are sold primarily under the GBC® brand. We also provide machine maintenance and repair services sold under the GBC brand. Included in the ACCO Brands Americas segment are personal organization tools, including time management products, primarily sold under the Day-Timer® brand name.

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

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Computer Products Group

This Group designs, distributes, markets and sells accessories for laptop and desktop computers and Apple® iPad®, iPod® and iPhone® products. These accessories primarily include security locks, power adapters, input devices such as mice and keyboards, laptop computer carrying cases, hubs and docking stations, ergonomic devices and technology accessories for iPods®, iPads® and iPhones®. The Computer Products Group sells mostly under the Kensington and Kensington Microsaver® brand names, with the majority of its revenue coming from the U.S. and Western Europe.

All of our computer products are manufactured to our specifications by third-party suppliers, principally in Asia, and are stored and distributed from our regional facilities. Our computer products are sold primarily to consumer electronic retailers, information technology value-added resellers, original equipment manufacturers and office products retailers.

Financial information by reportable segment is set forth below.

Net sales by business segment for the years ended December 31, 2010, 2009 and 2008 are as follows:

(in millions of dollars)	2010	2009	2008
ACCO Brands Americas	$688.3	$671.5	$820.8
ACCO Brands International	465.2	438.0	551.5
Computer Products Group	177.0	163.0	205.9

Net sales	$1,330.5	$1,272.5	$1,578.2

Operating income (loss) by business segment for the years ended December 31, 2010, 2009 and 2008 are as follows (a):

(in millions of dollars)	2010	2009	2008
ACCO Brands Americas(b)	$56.3	$38.6	$(134.0)
ACCO Brands International(b)	36.8	27.4	(73.8)
Computer Products Group(b)	43.0	31.7	30.1

Subtotal	136.1	97.7	(177.7)
Corporate	(21.1)	(17.9)	(28.4)

Operating income (loss)	115.0	79.8	(206.1)
Interest expense	78.2	67.0	63.7
Equity in earnings of joint ventures	(8.3)	(4.4)	(6.5)
Other expense (income), net	1.4	5.1	(17.2)

Income (loss) from continuing operations before income taxes	$43.7	$12.1	$(246.1)

(a)	Operating income (loss) as presented in the segment table above is defined as i) net sales; ii) less cost of products sold; iii) less advertising, selling, general and administrative expenses; iv) less amortization of intangibles; and v) less restructuring, goodwill and asset impairment charges.

(b)	The table below summarizes the non-cash goodwill and asset impairment charges during 2009 and 2008. For a further discussion of the impairment charges see Note 8, Goodwill and Identifiable Intangible Assets.

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(in millions of dollars)	2009	2008
Segment:
ACCO Brands Americas	$0.9	$160.6
ACCO Brands International	0.9	111.0
Computer Products Group	—	2.8

Total Continuing Operations	$1.8	$274.4

Segment assets:

The following table presents the measure of segment assets used by the Company’s chief operating decision maker.

	December 31,
(in millions of dollars)	2010	2009
ACCO Brands Americas(c)	$320.3	$325.0
ACCO Brands International(c)	289.8	270.3
Computer Products Group(c)	82.7	71.0

Total segment assets	692.8	666.3
Unallocated assets	449.8	432.7
Corporate(c)	7.0	7.8

Total assets	$1,149.6	$1,106.8

(c)	Represents total assets, excluding: goodwill and identifiable intangibles resulting from business acquisitions, intercompany balances, cash, deferred taxes, prepaid pension assets, prepaid debt issuance costs and joint ventures accounted for on an equity basis.

As a supplement to the presentation of segment assets presented above, the table below presents segment assets, including the allocation of identifiable intangible assets and goodwill resulting from business combinations (d).

	December 31,
(in millions of dollars)	2010	2009
ACCO Brands Americas(d)	$497.6	$504.6
ACCO Brands International(d)	379.5	363.4
Computer Products Group(d)	98.3	87.5

Total segment assets	975.4	955.5
Unallocated assets	167.2	143.5
Corporate(d)	7.0	7.8

Total assets	$1,149.6	$1,106.8

(d)	Represents total assets, excluding: intercompany balances, cash, deferred taxes, prepaid pension assets, prepaid debt issuance costs and joint ventures accounted for on an equity basis.

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Property, plant and equipment, net by geographic region are as follows:

(in millions of dollars)	2010	2009
United States	$86.6	$99.5
United Kingdom	24.2	27.0
Australia	18.6	16.4
Portugal	6.8	7.3
Other countries	27.3	30.9

Property, plant and equipment	$163.5	$181.1

Net sales by geographic region are as follows (e):

(in millions of dollars)	2010	2009	2008
United States	$633.0	$619.6	$760.3
Australia	182.9	159.3	163.5
United Kingdom	107.3	105.7	160.7
Canada	97.8	87.6	108.9
Other countries	309.5	300.3	384.8

Net sales	$1,330.5	$1,272.5	$1,578.2

(e)	Net sales are attributed to geographic areas based on the location of the selling company.

Major Customers

Sales to the Company’s five largest customers totaled $496.4 million, $466.4 million and $564.3 million in 2010, 2009 and 2008, respectively. Our sales to Staples were $166.8 million (13%), $159.8 million (13%) and $202.2 (13%) in 2010, 2009 and 2008, respectively. Our sales to Office Depot were $141.0 million (11%), $137.0 (11%) and $174.2 (11%) in 2010, 2009 and 2008, respectively. Sales to no other customer exceeded 10% of annual sales.

A significant percentage of the Company’s sales is to customers engaged in the office products resale industry. Concentration of credit risk with respect to trade accounts receivable is partially mitigated because a large number of geographically diverse customers make up each operating companies’ domestic and international customer base, thus spreading the credit risk. At December 31, 2010, 2009 and 2008, the Company’s top five trade account receivables totaled $124.7 million, $107.9 million and $116.2 million, respectively.

16. Joint Venture Investments

Summarized below is financial information for the Company’s joint ventures, which are accounted for under the equity method. Accordingly, the Company has recorded its proportionate share of earnings or losses on the line entitled “Equity in earnings of joint ventures” in the consolidated statements of operations:

	Year Ended December 31,
(in millions of dollars)	2010	2009	2008
Net sales	$151.8	$134.9	$124.3
Gross profit	85.8	71.6	69.4
Operating income	23.0	13.4	17.7
Net income	16.3	8.8	13.7

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

	December 31,
(in millions of dollars)	2010	2009
Current assets	$89.6	$78.0
Noncurrent assets	37.9	35.2
Current liabilities	37.6	36.3
Noncurrent liabilities	23.8	25.0

17. Commitments and Contingencies

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

Lease Commitments

(in millions of dollars)
2011	$20.0
2012	17.2
2013	12.6
2014	10.7
2015	9.3
Remainder	28.7

Total minimum rental payments	$98.5

Total rental expense reported in the Company’s statement of operations for continuing operations for all non-cancelable operating leases (reduced by minor amounts from subleases) amounted to $25.1 million, $26.5 million and $23.9 million in 2010, 2009 and 2008, respectively.

Unconditional Purchase Commitments

Future minimum payments under unconditional purchase commitments, primarily for inventory purchase commitments at December 31, 2010 are as follows:

(in millions of dollars)
2011	$30.9
2012	1.2
2013	0.4
2014	0.4
2015	0.4
Thereafter	—

$33.3

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

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

18. Discontinued Operations

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

In June 2009, the Company completed the sale of its commercial print finishing business for final proceeds of $16.2 million, after final working capital adjustments. As a result of the adjustments, the Company received cash proceeds before expenses of $12.5 million and a $3.65 million note due from the buyer payable in installments of $1.325 million in June, 2011 and $2.325 million in June, 2012. Interest on the unpaid balance is payable at the rate of 4.9 percent per annum. The sale resulted in a pre-tax loss recorded in 2009 of $0.8 million ($1.1 million after-tax), which included a pre-tax pension curtailment gain of $0.5 million. During 2010, the Company recorded a loss on sale of $0.1 million ($0.2 million after-tax) related primarily to the settlement of litigation accruals attributable to the wind-down of the discontinued operations.

The operating results and financial position of discontinued operations are as follows:

(in millions, except per share data)	2010	2009	2008
Operating Results:
Net sales	$—	$29.4	$99.4
Operating income (loss)(1)	1.4	(9.3)	(87.4)
Other (income) expense, net	—	(0.3)	1.0

Pre-tax income (loss)	1.4	(9.0)	(88.4)
Provision (benefit) for income taxes	0.3	0.2	(12.2)
Loss on sale, net of tax	(0.2)	(1.1)	—

Income (loss) from discontinued operations	$0.9	$(10.3)	$(76.2)

Per share:
Basic income (loss) from discontinued operations	$0.02	$(0.19)	$(1.41)

Diluted income (loss) from discontinued operations	$0.02	$(0.19)	$(1.41)

(1)	During the fourth quarter of 2010, the Company completed the sale of a property formerly occupied by its commercial print finishing business, resulting in a gain on sale of $1.7 million. During 2009, the Company recorded an impairment charge of $3.3 million ($1.8 million after-tax) to reflect a change in the estimate of fair value less the cost to dispose of its commercial print finishing business. During 2008, the Company recorded non-cash goodwill and asset impairment charges of $84.8 million. Included in this amount were charges to goodwill of $35.1 million, property, plant and equipment of $22.2 million, identifiable intangible assets of $10.5 million and other current assets of $17.0 million.

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(in millions of dollars)	December 31, 2010	December 31, 2009
Financial Position:
Current assets	$—	$—
Long-term assets	—	—

Total assets	$—	$—

Current liabilities(2)	$1.5	$5.6
Long-term liabilities	—	—

Total liabilities	$1.5	$5.6

(2)	Liabilities remaining as of December 31, 2010 consist principally of litigation accruals and severance costs.

19. Quarterly Financial Information (Unaudited)

The following is an analysis of certain items in the consolidated statements of operations by quarter for 2010 and 2009:

(in millions of dollars, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2010
Net sales	$310.8	$316.5	$330.7	$372.5
Gross profit	95.2	99.0	102.2	119.0
Operating income	21.6	26.3	31.2	35.9
Income (loss) from continuing operations	(4.5)	5.2	5.4	5.4
Income (loss) from discontinued operations	(0.2)	(0.3)	—	1.4

Net income (loss)	$(4.7)	$4.9	$5.4	$6.8

Basic earnings per common share:
Income (loss) from continuing operations	$(0.08)	$0.10	$0.10	$0.10
Income (loss) from discontinued operations	—	(0.01)	—	0.03
Net income (loss)	(0.09)	0.09	0.10	0.12

Diluted earnings per common share:
Income (loss) from continuing operations	$(0.08)	$0.09	$0.09	$0.09
Income (loss) from discontinued operations	—	(0.01)	—	0.02
Net income (loss)	(0.09)	0.09	0.09	0.12

2009
Net sales	$293.4	$303.8	$322.5	$352.8
Gross profit	82.1	88.8	99.9	108.5
Operating income(1)	13.4	11.0	27.5	27.9
Income (loss) from continuing operations(1,2)	(3.7)	(116.7)	1.7	2.9
Loss from discontinued operations	(3.3)	(4.7)	(0.4)	(1.9)

Net income (loss)(1,2)	$(7.0)	$(121.4)	$1.3	$1.0

Basic earnings per common share:
Income (loss) from continuing operations(1,2)	$(0.07)	$(2.14)	$0.03	$0.05
Loss from discontinued operations	(0.06)	(0.09)	(0.01)	(0.04)
Net income (loss)(1,2)	(0.13)	(2.23)	0.02	0.02

Diluted earnings per common share:
Income (loss) from continuing operations(1,2)	$(0.07)	$(2.14)	$0.03	$0.05
Loss from discontinued operations	(0.06)	(0.09)	(0.01)	(0.03)
Net income (loss)(1,2)	(0.13)	(2.23)	0.02	0.02

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(1)	During the second quarter of 2009, the Company recorded pre-tax non-cash trade name impairment charges totaling $1.8 million related to the ACCO Brands Americas ($0.9 million) and ACCO Brands International ($0.9 million) reporting units.

(2)	During the second quarter of 2009, the Company recorded a non-cash charge of $108.1 million to establish a valuation allowance against its U.S. deferred taxes. For a further discussion of the valuation allowance see Note 10, Income Taxes.

20. Condensed Consolidated Financial Information

The Company’s 100% owned domestic subsidiaries are required to jointly and severally, fully and unconditionally guarantee the notes issued in 2005 (see Note 3, Long-term Debt and Short-term Borrowings). Rather than filing separate financial statements for each guarantor subsidiary with the Securities and Exchange Commission, the Company has elected to present the following consolidating financial statements, which detail the results of operations for the years ended December 31, 2010, 2009 and 2008, cash flows for the years ended December 31, 2010, 2009 and 2008 and financial position as of December 31, 2010 and 2009 of the Company and its guarantor and non-guarantor subsidiaries (in each case carrying investments under the equity method), and the eliminations necessary to arrive at the reported amounts included in the consolidated financial statements of the Company.

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Condensed Consolidating Balance Sheets

	December 31, 2010
(in millions of dollars)	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$39.5	$(0.4)	$44.1	$—	$83.2
Accounts receivable, net	—	87.5	195.7	—	283.2
Inventories	—	100.2	115.9	—	216.1
Receivables from affiliates	235.5	58.5	38.1	(332.1)	—
Deferred income taxes	3.0	—	9.9	—	12.9
Other current assets	2.5	11.6	11.2	—	25.3

Total current assets	280.5	257.4	414.9	(332.1)	620.7
Property, plant and equipment, net	1.0	85.6	76.9	—	163.5
Deferred income taxes	0.9	—	9.7	—	10.6
Goodwill	—	70.5	73.9	—	144.4
Identifiable intangibles, net	57.9	53.8	26.5	—	138.2
Other assets	21.6	6.3	44.3	—	72.2
Investment in, long-term receivable from, affiliates	616.9	711.4	200.0	(1,528.3)	—

Total assets	$978.8	$1,185.0	$846.2	$(1,860.4)	$1,149.6

Liabilities and Stockholders’ (Deficit) Equity
Current liabilities
Current portion of long-term debt	$0.1	$0.1	$—	$—	$0.2
Accounts payable	—	60.4	54.4	—	114.8
Accrued compensation	1.6	10.0	14.5	—	26.1
Accrued customer program liabilities	—	24.6	48.2	—	72.8
Accrued interest	22.0	—	—	—	22.0
Other current liabilities	2.2	23.7	64.6	—	90.5
Payables to affiliates	60.9	427.2	277.5	(765.6)	—
Liabilities of discontinued operations held for sale	—	0.6	0.9	—	1.5

Total current liabilities	86.8	546.6	460.1	(765.6)	327.9
Long-term debt	727.1	0.3	—	—	727.4
Long-term notes payable to affiliates	178.2	16.4	1.7	(196.3)	—
Deferred income taxes	59.6	—	21.9	—	81.5
Pension and other post retirement benefit obligations	4.7	39.9	30.3	—	74.9
Other non-current liabilities	2.2	5.6	9.9	—	17.7

Total liabilities	1,058.6	608.8	523.9	(961.9)	1,229.4
Stockholders’ (deficit) equity
Preferred stock	—	—	—	—	—
Common stock	0.6	561.3	76.0	(637.3)	0.6
Treasury stock, at cost	(1.5)	—	—	—	(1.5)
Paid-in capital	1,401.1	632.0	336.4	(968.4)	1,401.1
Accumulated other comprehensive income (loss)	(86.1)	(47.0)	(4.4)	51.4	(86.1)
Accumulated (deficit) retained earnings	(1,393.9)	(570.1)	(85.7)	655.8	(1,393.9)

Total stockholders’ (deficit) equity	(79.8)	576.2	322.3	(898.5)	(79.8)

Total liabilities and stockholders’ (deficit) equity	$978.8	$1,185.0	$846.2	$(1,860.4)	$1,149.6

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Condensed Consolidating Balance Sheets

	December 31, 2009
(in millions of dollars)	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$14.2	$(1.5)	$30.9	$—	$43.6
Accounts receivable, net	—	89.4	170.5	—	259.9
Inventories	—	106.4	96.0	—	202.4
Receivables from affiliates	314.2	74.3	36.9	(425.4)	—
Deferred income taxes	2.2	—	7.6	—	9.8
Other current assets	2.7	7.3	11.4	—	21.4

Total current assets	333.3	275.9	353.3	(425.4)	537.1
Property, plant and equipment, net	1.6	97.9	81.6	—	181.1
Deferred income taxes	18.8	—	12.7	—	31.5
Goodwill	—	93.4	50.0	—	143.4
Identifiable intangibles, net	58.0	57.8	30.0	—	145.8
Other assets	25.9	4.6	37.4	—	67.9
Investment in, long-term receivable from, affiliates	510.9	854.9	200.0	(1,565.8)	—

Total assets	$948.5	$1,384.5	$765.0	$(1,991.2)	$1,106.8

Liabilities and Stockholders’ (Deficit) Equity
Current liabilities
Notes payable to banks	$—	$—	$0.5	$—	$0.5
Current portion of long-term debt	—	0.1	0.1	—	0.2
Accounts payable	—	54.8	46.2	—	101.0
Accrued compensation	2.6	4.6	11.7	—	18.9
Accrued customer program liabilities	—	27.8	46.8	—	74.6
Accrued interest	20.0	—	—	—	20.0
Other current liabilities	1.9	29.6	46.6	—	78.1
Payables to affiliates	63.9	497.7	293.5	(855.1)	—
Liabilities of discontinued operations held for sale	—	4.5	1.1	—	5.6

Total current liabilities	88.4	619.1	446.5	(855.1)	298.9
Long-term debt	724.7	0.4	—	—	725.1
Long-term notes payable to affiliates	178.2	16.4	1.6	(196.2)	—
Deferred income taxes	67.8	3.8	15.0	—	86.6
Pension and other post retirement benefit obligations	5.1	48.8	40.7	—	94.6
Other non-current liabilities	1.5	5.8	11.5	—	18.8

Total liabilities	1,065.7	694.3	515.3	(1,051.3)	1,224.0
Stockholders’ (deficit) equity
Preferred stock	—	—	—	—	—
Common stock	0.5	562.2	76.0	(638.2)	0.5
Treasury stock, at cost	(1.4)	—	—	—	(1.4)
Paid-in capital	1,397.0	661.4	303.9	(965.3)	1,397.0
Accumulated other comprehensive income (loss)	(107.0)	(50.1)	(21.7)	71.8	(107.0)
Accumulated (deficit) retained earnings	(1,406.3)	(483.3)	(108.5)	591.8	(1,406.3)

Total stockholders’ (deficit) equity	(117.2)	690.2	249.7	(939.9)	(117.2)

Total liabilities and stockholders’ (deficit) equity	$948.5	$1,384.5	$765.0	$(1,991.2)	$1,106.8

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Consolidating Statement of Operations

	Year Ended December 31, 2010
(in millions of dollars)	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Unaffiliated sales	$—	$632.9	$697.6	$—	$1,330.5
Affiliated sales	—	18.5	5.2	(23.7)	—

Net sales	—	651.4	702.8	(23.7)	1,330.5
Cost of products sold	—	463.2	475.6	(23.7)	915.1

Gross profit	—	188.2	227.2	—	415.4
Advertising, selling, general and administrative expenses	22.8	141.9	129.3	—	294.0
Amortization of intangibles	0.1	3.8	3.0	—	6.9
Restructuring income	—	(0.4)	(0.1)	—	(0.5)

Operating income (loss)	(22.9)	42.9	95.0	—	115.0
Interest (income) expense from affiliates	(1.2)	—	1.2	—	—
Interest expense	67.5	10.2	0.5	—	78.2
Equity in (earnings) losses of joint ventures	—	0.3	(8.6)	—	(8.3)
Other (income) expense, net	(0.2)	(18.1)	19.7	—	1.4

Income (loss) from continuing operations before income taxes and earnings (losses) of wholly owned subsidiaries	(89.0)	50.5	82.2	—	43.7
Income tax expense (benefit)	6.5	(0.4)	26.1	—	32.2

Income (loss) from continuing operations	(95.5)	50.9	56.1	—	11.5
Income from discontinued operations, net of income taxes	—	0.6	0.3	—	0.9

Income (loss) before earnings of wholly owned subsidiaries	(95.5)	51.5	56.4	—	12.4
Earnings of wholly owned subsidiaries	107.9	47.8	—	(155.7)	—

Net income	$12.4	$99.3	$56.4	$(155.7)	$12.4

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Consolidating Statement of Operations

	Year Ended December 31, 2009
(in millions of dollars)	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Unaffiliated sales	$—	$619.6	$652.9	$—	$1,272.5
Affiliated sales	—	22.7	3.4	(26.1)	—

Net sales	—	642.3	656.3	(26.1)	1,272.5
Cost of products sold	—	473.7	445.6	(26.1)	893.2

Gross profit	—	168.6	210.7	—	379.3
Advertising, selling, general and administrative expenses	18.6	131.3	123.2	—	273.1
Amortization of intangibles	0.1	4.1	3.0	—	7.2
Restructuring charges	0.1	3.7	13.6	—	17.4
Goodwill and asset impairment charges	—	0.8	1.0	—	1.8

Operating income (loss)	(18.8)	28.7	69.9	—	79.8
Interest (income) expense from affiliates	(0.1)	(0.5)	0.6	—	—
Interest expense	53.3	7.2	6.5	—	67.0
Equity in (earnings) losses of joint ventures	—	0.2	(4.6)	—	(4.4)
Other (income) expense, net	4.0	(16.0)	17.1	—	5.1

Income (loss) from continuing operations before income taxes and earnings (losses) of wholly owned subsidiaries	(76.0)	37.8	50.3	—	12.1
Income tax expense (benefit)	110.5	(2.4)	19.8	—	127.9

Income (loss) from continuing operations	(186.5)	40.2	30.5	—	(115.8)
Income (loss) from discontinued operations, net of income taxes	—	(15.1)	4.8	—	(10.3)

Income (loss) before earnings (losses) of wholly owned subsidiaries	(186.5)	25.1	35.3	—	(126.1)
Earnings (losses) of wholly owned subsidiaries	60.4	(13.3)	—	(47.1)	—

Net income (loss)	$(126.1)	$11.8	$35.3	$(47.1)	$(126.1)

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Consolidated Statement of Operations

	Year Ended December 31, 2008
(in millions of dollars)	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Unaffiliated sales	$—	$760.2	$818.0	$—	$1,578.2
Affiliated sales	—	59.7	30.9	(90.6)	—

Net sales	—	819.9	848.9	(90.6)	1,578.2
Cost of products sold	—	600.9	584.1	(90.6)	1,094.4

Gross profit	—	219.0	264.8	—	483.8
Advertising, selling, general and administrative expenses	27.2	192.7	159.1	—	379.0
Amortization of intangibles	0.1	3.8	3.8	—	7.7
Restructuring charges	0.1	16.0	12.7	—	28.8
Goodwill and asset impairment charges	11.9	142.4	120.1	—	274.4

Operating loss	(39.3)	(135.9)	(30.9)	—	(206.1)
Interest (income) expense from affiliates	(3.3)	(2.3)	5.6	—	—
Interest expense	46.6	6.1	11.0	—	63.7
Equity in earnings of joint ventures	—	(0.1)	(6.4)	—	(6.5)
Other (income) expense, net	(18.7)	(2.8)	4.3	—	(17.2)

Loss from continuing operations before income taxes and earnings (losses) of wholly owned subsidiaries	(63.9)	(136.8)	(45.4)	—	(246.1)
Income tax expense (benefit)	3.3	(11.8)	25.4	—	16.9

Loss from continuing operations	(67.2)	(125.0)	(70.8)	—	(263.0)
Loss from discontinued operations, net of income taxes	—	(39.9)	(36.3)	—	(76.2)

Income (loss) before earnings (losses) of wholly owned subsidiaries	(67.2)	(164.9)	(107.1)	—	(339.2)
Earnings (losses) of wholly owned subsidiaries	(272.0)	12.5	—	259.5	—

Net Loss	$(339.2)	$(152.4)	$(107.1)	$259.5	$(339.2)

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Condensed Consolidating Statement of Cash Flows

	Year Ended December 31, 2010
(in millions of dollars)	Parent	Guarantors	Non-Guarantors	Consolidated
Net cash provided by (used by) operating activities:	$(87.6)	$60.5	$82.0	$54.9

Investing activities:
Additions to property, plant and equipment	—	(5.3)	(7.3)	(12.6)
Assets acquired	—	(1.1)	—	(1.1)
Proceeds (payments) from sale of discontinued operations	—	(4.1)	0.4	(3.7)
Proceeds from the disposition of assets	—	1.7	0.8	2.5

Net cash used by investing activities	—	(8.8)	(6.1)	(14.9)
Financing activities:
Intercompany financing	110.9	(81.9)	(29.0)	—
Net dividends	1.4	31.4	(32.8)	—
Proceeds from long-term borrowings	1.5	—	—	1.5
Repayments of long-term debt	—	(0.1)	(0.1)	(0.2)
Repayments of short-term debt	—	—	(0.5)	(0.5)
Cost of debt issuance	(0.8)	—	—	(0.8)
Exercise of stock options and other	(0.1)	—	—	(0.1)

Net cash provided by (used by) financing activities	112.9	(50.6)	(62.4)	(0.1)
Effect of foreign exchange rate changes on cash	—	—	(0.3)	(0.3)
Net increase in cash and cash equivalents	25.3	1.1	13.2	39.6
Cash and cash equivalents at the beginning of the year	14.2	(1.5)	30.9	43.6

Cash and cash equivalents at the end of the year	$39.5	$(0.4)	$44.1	$83.2

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Condensed Consolidating Statement of Cash Flows

	Year Ended December 31, 2009
(in millions of dollars)	Parent	Guarantors	Non-Guarantors	Consolidated
Net cash provided by (used by) operating activities:	$(58.1)	$94.6	$35.0	$71.5

Investing activities:
Additions to property, plant and equipment	(0.4)	(3.9)	(6.0)	(10.3)
Assets acquired	(1.9)	(0.9)	(0.6)	(3.4)
Proceeds from sale of discontinued operations	—	2.1	7.1	9.2
Proceeds from the disposition of assets	—	—	0.6	0.6

Net cash provided by (used by) investing activities	(2.3)	(2.7)	1.1	(3.9)
Financing activities:
Intercompany financing	(17.6)	(111.5)	129.1	—
Net dividends	3.2	18.9	(22.1)	—
Proceeds from long-term borrowings	463.1	—	6.2	469.3
Repayments of long-term debt	(270.1)	—	(127.8)	(397.9)
Repayments of short-term debt	(46.0)	—	(8.2)	(54.2)
Payment of Euro debt hedge	(40.8)	—	—	(40.8)
Cost of debt issuance	(17.4)	—	(3.2)	(20.6)
Exercise of stock options and other	(0.3)	—	—	(0.3)

Net cash provided by (used by) financing activities	74.1	(92.6)	(26.0)	(44.5)
Effect of foreign exchange rate changes on cash	—	—	2.4	2.4
Net increase (decrease) in cash and cash equivalents	13.7	(0.7)	12.5	25.5
Cash and cash equivalents at the beginning of the year	0.5	(0.8)	18.4	18.1

Cash and cash equivalents at the end of the year	$14.2	$(1.5)	$30.9	$43.6

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Condensed Consolidating Statement of Cash Flows

	Year Ended December 31, 2008
(in millions of dollars)	Parent	Guarantors	Non-Guarantors	Consolidated
Net cash provided by (used by) operating activities:	$(65.1)	$61.3	$41.0	$37.2

Investing activities:
Additions to property, plant and equipment	(0.9)	(30.3)	(12.3)	(43.5)
Proceeds from the disposition of assets	—	7.7	17.1	24.8

Net cash provided by (used by) investing activities	(0.9)	(22.6)	4.8	(18.7)
Financing activities:
Intercompany financing	113.6	(180.9)	67.3	—
Net dividends	—	11.2	(11.2)	—
Repayments (borrowings) of long-term debt	(85.6)	111.0	(88.5)	(63.1)
Borrowings (repayments) of short-term debt	36.0	—	(4.0)	32.0
Cost of debt amendments	(6.2)	—	(0.7)	(6.9)
Exercise of stock options and other	0.3	—	—	0.3

Net cash provided by (used by) financing activities	58.1	(58.7)	(37.1)	(37.7)
Effect of foreign exchange rate changes on cash	—	—	(5.0)	(5.0)

Net increase (decrease) in cash and cash equivalents	(7.9)	(20.0)	3.7	(24.2)

Cash and cash equivalents at the beginning of the year	8.4	(0.3)	34.2	42.3

Cash and cash equivalents at the end of the year	$0.5	$(20.3)	$37.9	$18.1

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required under this Item is contained in the Company’s 2011 Definitive Proxy Statement, which is to be filed with the Securities and Exchange Commission prior to April 30, 2011 and is incorporated herein by reference.

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

As required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual, the Company’s Chief Executive Officer certified to the NYSE within 30 days after the Company’s 2010 Annual Meeting of Stockholders that he was not aware of any violation by the Company of the NYSE Corporate Governance Listing Standards.

ITEM 11. EXECUTIVE COMPENSATION

Information required under this Item is contained in the Company’s 2011 Definitive Proxy Statement, which is to be filed with the Securities and Exchange Commission prior to April 30, 2011 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table gives information, as of December 31, 2010, about our common stock that may be issued upon the exercise of options, stock-settled appreciation rights (“SSARs”) and other equity awards under all compensation plans under which equity securities are reserved for issuance.

Plan category	Number of securities to be Issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	6,292,290	$11.56	389,590	(2)

Equity compensation plans not approved by security holders	—	—	—

Total	6,292,290	$11.56	389,590

(1)	This number includes 4,302,993 common shares that were subject to issuance upon the exercise of stock options/SSARs granted under the Amended and Restated 2005 Incentive Plan (the “Plan”), and 1,989,927 common shares that were subject to issuance upon the exercise of stock options/SSARs pursuant to the Company’s 2005 Assumed Option and Restricted Stock Unit Plan. The weighted-average exercise price in column (b) of the table reflects all such options/SSARs.

(2)	These are shares available for grant as of December 31, 2010 under the Plan pursuant to which the compensation committee of the Board of Directors may make various stock-based awards including grants of stock options, stock-settled appreciation rights, restricted stock, restricted stock units and performance share units. In addition to these shares, the following shares may become available for grant under the Plan and, to the extent such shares have become available as of December 31, 2010, they are included in the table as available for grant: (i) shares covered by outstanding awards under the Plan that were forfeited or otherwise terminated and (ii) shares that are used to pay the exercise price of the stock options/SSARs and shares used to pay withholding taxes on equity awards generally.

Other information required under this Item is contained in the Company’s 2011 Definitive Proxy Statement, which is to be filed with the Securities and Exchange Commission prior to April 30, 2011, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required under this Item is contained in the Company’s 2011 Definitive Proxy Statement, which is to be filed with the Securities and Exchange Commission prior to April 30, 2011 and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required under this Item is contained in the Company’s 2011 Definitive Proxy Statement, which is to be filed with the Securities and Exchange Commission Prior to April 30, 2011 and is incorporated herein by reference.

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

Schedule II—Valuation and Qualifying Accounts and Reserves, for each of the years ended December 31, 2010, 2009 and 2008.

The separate consolidated financial statements of ACCO Brands Europe Holdings LP as of December 31, 2010 and 2009 and for each of the years in the three-year period ended December 31, 2010 required to be included in this report pursuant to Rule 3-16 of Regulation S-X, are filed as Exhibit 99.1.

The separate consolidated financial statements of Pelikan-Artline Pty Ltd, the Company’s 50 percent owned joint venture as of December 31, 2010 and 2009 and for each of the years in the three-year period ended December 31, 2010 required to be included in this report pursuant to Rule 3-09 of Regulation S-X, are filed as Exhibit 99.2.

3.	Exhibits:

See Index to Exhibits on page 98 of this report.

EXHIBIT INDEX

Number	Description of Exhibit

3.1	Restated Certificate of Incorporation of ACCO Brands Corporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed by the Registrant on May 19, 2008 (File No. 001-08454))

3.2	Certificate of Designation of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed August 17, 2005)

3.3	By-laws of ACCO Brands Corporation as amended through December 19, 2008 (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by the Registrant on December 24, 2008 (File No. 001-08454))

4.1	Indenture, dated as of August 5, 2005, between ACCO Financial, Inc. and Wachovia Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated August 3, 2005 and filed August 8, 2005 (File No. 001-08454))

4.2	Supplemental Indenture, dated as of August 17, 2005, among ACCO Brands Corporation, the Guarantors signatory thereto and Wachovia Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated August 17, 2005 and filed August 23, 2005 (File No. 001-08454))

4.3	Registration Rights Agreement, dated as of August 5, 2005, among ACCO Finance I, Inc., Citigroup Global Markets Inc., Goldman, Sachs & Co., Harris Nesbitt Corp., ABN AMRO Incorporated, NatCity Investments, Inc. and Piper Jaffray & Co. (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K dated August 3, 2005 and filed August 8, 2005 (File No. 001-08454))

4.4	Joinder Agreement, dated as of August 17, 2005, among ACCO Brands Corporation, the Guarantors signatory thereto and Citigroup Global Markets Inc. and Goldman, Sachs & Co., as representatives of the Initial Purchasers (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated August 17, 2005 and filed August 23, 2005 (File No. 001-08454))

4.5	Indenture, dated as of September 30, 2009, among ACCO Brands Corporation, the guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Form 8-K filed by the Registrant on October 6, 2009 (File No. 001-08454))

4.6	Registration Rights Agreement, dated as of September 30, 2009, among ACCO Brands Corporation, the guarantors named therein and Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Banc of America Securities LLC, BMO Capital Markets Corp., SunTrust Robinson Humphrey, Inc., Barclays Capital Inc., CJS Securities, Inc. and Barrington Research Associates, Inc. (incorporated by reference to Exhibit 4.2 to Form 8-K filed by the Registrant on October 6, 2009 (File No. 001-08454))

4.7	Intercreditor Agreement, dated as of September 30, 2009 among ACCO Brands Corporation, the other grantors from time to time party thereto, Deutsche Bank AG New York Branch, as collateral agent under the Syndicated Facility Agreement—ABL Revolving Facility, and U.S. Bank National Association, as collateral trustee under the Senior Secured Notes Indenture (incorporated by reference to Exhibit 4.3 to Form 8-K filed by the Registrant on October 6, 2009 (File No. 001-08454))

4.8	Collateral Trust Agreement, dated as of September 30, 2009 among ACCO Brands Corporation, as issuer, the guarantors from time to time party thereto, U.S. Bank National Association, as trustee under the indenture, the other secured debt representatives from time to time party thereto and U.S. Bank National Association, as collateral trustee (incorporated by reference to Exhibit 4.4 to Form 8-K filed by the Registrant on October 6, 2009 (File No. 001-08454))

Number	Description of Exhibit

4.9	Pledge Agreement among ACCO Brands Corporation, certain other subsidiaries of ACCO Brands Corporation from time to time party thereto and U.S. Bank National Association, as collateral trustee, dated as of September 30, 2009 (incorporated by reference to Exhibit 4.5 to Form 8-K filed by the Registrant on October 6, 2009 (File No. 001-08454))

4.10	Security Agreement among ACCO Brands Corporation, certain other subsidiaries of ACCO Brands Corporation from time to time party thereto and U.S. Bank National Association, as collateral trustee, dated as of September 30, 2009 (incorporated by reference to Exhibit 4.6 to Form 8-K filed by the Registrant on October 6, 2009 (File No. 001-08454))

4.11	Rights Agreement dated as of August 16, 2005, between Acco Brands Corporation and Wells Fargo Bank, National Association, as rights agent (incorporated by reference to Exhibit 4.1 to Form 8-K filed by the Registrant on August 17, 2005).

10.1	Distribution Agreement, dated as of March 15, 2005, by and between Fortune Brands, Inc. and ACCO World Corporation (incorporated by reference to Annex B to the proxy statement/ prospectus—information statement included in the Registrant’s Registration Statement on Form S-4 (File No. 333-124946))

10.2	Amendment to Distribution Agreement, dated as of August 4, 2005, by and between Fortune Brands, Inc. and ACCO World Corporation (incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K dated August 3, 2005 and filed August 8, 2005 (File No. 001-08454))

10.3	ACCO Brands Corporation 2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated August 3, 2005 and filed August 8, 2005 (File No. 001-08454))

10.4	ACCO Brands Corporation 2005 Assumed Option and Restricted Stock Unit Plan, together with Sub-Plan A thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated August 3,2005 and filed August 8, 2005 (File No. 001-08454))

10.5	ACCO Brands Corporation Annual Executive Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated August 3, 2005 and filed August 8, 2005 (File No. 001-08454))

10.6	Tax Allocation Agreement, dated as of August 16, 2005, between ACCO World Corporation and Fortune Brands, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated August 12, 2005 and filed August 17, 2005 (File No. 001-08454))

10.7	Tax Allocation Agreement, dated as of August 16, 2005, between General Binding Corporation and Lane Industries, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated August 12, 2005 and filed August 17, 2005 (File No. 001-08454))

10.8	Transition Services Agreement, dated as of August 16, 2005, between ACCO World Corporation and Fortune Brands, Inc. (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-4 (File No. 333-128784))

10.9	Employee Matters Agreement, dated as of March 15, 2005, by and among Fortune Brands, Inc., ACCO World Corporation and General Binding Corporation (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-4 (File No. 333-124946))

10.10	Executive Severance/Change in Control Agreement, dated as of August 26, 2000, by and between Steven Rubin and GBC (incorporated by reference to Exhibit 10.15 to General Binding Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (File No. 001-08454))

Number	Description of Exhibit

10.11	Letter Agreement, dated as of September 5, 2003, between ACCO World Corporation and Neal Fenwick (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-4 (File No. 333-124946))

10.12	Letter Agreement, dated November 8, 2000, as revised in January 2001, between ACCO World Corporation and Neal Fenwick (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-4 (File No. 333-124946))

10.13	Letter Agreement, dated September 8, 1999, between ACCO World Corporation and Neal Fenwick (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-4 (File No. 333-124946))

10.14	Amended and Restated ACCO Brands Corporation 2005 Incentive Plan (incorporated by reference to Annex A of the Registrant’s definitive proxy statement filed April 4, 2006 (File No. 001-08454))

10.15	Amendment to the Amended and Restated ACCO Brands Corporation 2005 Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant on May 19, 2008 (File No. 001-08454))

10.16	ACCO Brands Corporation Executive Severance Plan (effective December 1, 2007) (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant on November 29, 2007 (File No. 001-08454))

10.17	2008 Amended and Restated ACCO Brands Corporation Supplemental Retirement Plan (incorporated by reference to Exhibit 10.31 to Form 10-K filed by the Registrant on February 29, 2008 (File No. 001-08454))

10.18	Amendment to the 2008 Amended and Restated ACCO Brands Corporation Supplemental Retirement Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant on January 22, 2009 (File No. 001-08454))

10.19	Retirement Agreement for David D. Campbell effective as of May 1, 2008 (incorporated by reference to Exhibit 10.3 to Form 10-Q filed by the Registrant on May 7, 2008 (File No. 001-08454))

10.20	Retirement Agreement for Neal V. Fenwick effective as of May 1, 2008 (incorporated by reference to Exhibit 10.4 to Form 10-Q filed by the Registrant on May 7, 2008 (File No. 001-08454))

10.21	Letter Agreement and General Release between the Company and David D. Campbell (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant on November 26, 2008 (File No. 001-08454))

10.22	Letter Agreement dated November 4, 2008, between ACCO Brands Corporation and Robert J. Keller (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant on November 5, 2008 (File No. 001-08454))

10.23	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant on December 24, 2008 (File No. 001-08454))

10.24	Form of Stock-settled Stock Appreciation Rights Agreement under the ACCO Brands Corporation Amended and Restated 2005 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.46 to Form 10-K filed by the Registrant on March 2, 2009 (File No. 001-08454))

10.25	Letter agreement, dated October 11, 2007, from ACCO Brands Corporation to David A. Kaput (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant on March 3, 2009 (File No. 001-08454))

Number	Description of Exhibit

10.26	Syndicated Facility Agreement-ABL Revolving Facility, dated as of September 30, 2009, among ACCO Brands Corporation, certain direct and indirect subsidiaries of ACCO Brands Corporation party thereto, Deutsche Bank AG New York Branch, as administrative agent for the secured parties and in such capacity, a co-collateral agent, Bank of America, N.A., and General Electric Capital Corporation, as co-collateral agents, and the other agents and lenders named therein (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant on October 6, 2009 (File No. 001-08454))

10.27	Amended and Restated ACCO Brands Deferred Compensation Plan for Non-Employee Directors, effective December 14, 2009 (incorporated by reference to Exhibit 10.41 to Form 10-K filed by the Registrant on February 26, 2010 (File No. 001-089454))

10.28	Letter agreement, dated November 4, 2008, from ACCO Brands Corporation to Christopher M. Franey (incorporated by reference to Exhibit 10.42 to Form 10-K filed by the Registrant on February 26, 2010 (File No. 001-08454))

10.29	Letter agreement, dated March 6, 2009, from ACCO Brands Corporation to Thomas H. Shortt (incorporated by reference to Exhibit 10.43 to Form 10-K filed by the Registrant on February 26, 2010 (File No, 001-08454))

10.30	Form of 2010-2012 Cash Based Award Agreement under the ACCO Brands Corporation Amended and Restated 2005 Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 10-Q filed by the Registrant on May 7, 2010 (File No. 001-08454))

10.31	Form of 2010-2012 Performance Stock Unit Award Agreement under the ACCO Brands Corporation Amended and Restated Incentive Plan (incorporated by reference to Exhibit 10.2 to Form 10-Q filed by the Registrant on May 7, 2010 (File No. 001-08454))

10.32	Description of changes to compensation arrangements for Messrs. Keller, Fenwick and Elisman (incorporated by reference to Item 5.02 of Registrant’s Form 8-K filed on December 12, 2009 (File No. 001-08454))

10.33	Description of certain compensation arrangements with respect to the Registrant’s named executive officer’s (incorporated by reference to Item 5.02 of Registrant’s Form 8-K filed on March 1, 2010 (File No. 001-08454))

10.34	Description of changes to compensation arrangements for Christopher M. Franey (incorporated by reference to Item 5.02 of Registrant’s Form 8-K filed on September 21, 2010 (File No. 001-08454))

10.35	Description of changes to compensation arrangements for Boris Elisman (incorporated by reference to Item 5.02 of Registrant’s Form 8-K filed on December 14, 2010 (File No. 001-08454))

16.1	Letter from PricewaterhouseCoopers LLP to the Securities and Exchange Commission dated May 21, 2009 (incorporated by reference to Exhibit 16.1 to Form 8-K filed by the Registrant on May 22, 2009 (File No. 001-08454))

21.1	Subsidiaries of the registrant*

23.1	Consent of KPMG LLP*

23.2	Consent of PricewaterhouseCoopers LLP*

23.3	Consent of PKF*

23.4	Consent of KPMG LLP*

24.1	Power of attorney*

Number	Description of Exhibit

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

99.1	ACCO Brands Europe Holding LP Audited Financial Statements as of December 31, 2010*

99.2	Pelikan-Artline Pty Ltd Audited Financial Statements as of December 31, 2010*

*	Filed herewith.

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

February 24, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on its behalf by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ ROBERT J. KELLER Robert J. Keller	Chairman of the Board and Chief Executive Officer (principal executive officer)	February 24, 2011

/S/ NEAL V. FENWICK Neal V. Fenwick	Executive Vice President and Chief Financial Officer (principal financial officer)	February 24, 2011

/S/ THOMAS P. O’NEILL, JR. Thomas P. O’Neill, Jr.	Senior Vice President, Finance and Accounting (principal accounting officer)	February 24, 2011

/S/ KATHLEEN S. DVORAK* Kathleen S. Dvorak	Director	February 24, 2011

Signature	Title	Date

/S/ G. THOMAS HARGROVE* G. Thomas Hargrove	Director	February 24, 2011

/S/ ROBERT H. JENKINS* Robert H. Jenkins	Director	February 24, 2011

/S/ THOMAS KROEGER* Thomas Kroeger	Director	February 24, 2011

/S/ MICHAEL NORKUS* Michael Norkus	Director	February 24, 2011

/S/ SHEILA TALTON* Sheila Talton	Director	February 24, 2011

/S/ NORMAN H. WESLEY* Norman H. Wesley	Director	February 24, 2011

/S/ NEAL V. FENWICK * Neal V. Fenwick as Attorney-in-Fact

ACCO Brands Corporation

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

SCHEDULE II

Allowances for Doubtful Accounts

Changes in the allowances for doubtful accounts were as follows:

	Year Ended December 31,
(in millions of dollars)	2010	2009	2008
Balance at beginning of year	$7.1	$7.1	$6.9
Additions charged to expense	3.4	4.0	3.1
Deductions—write offs	(5.4)	(4.3)	(2.3)
Foreign exchange changes	0.2	0.3	(0.6)

Balance at end of year	$5.3	$7.1	$7.1

Allowances for Sales Returns and Discounts

Changes in the allowances for sales returns and discounts were as follows:

	Year Ended December 31,
(in millions of dollars)	2010	2009	2008
Balance at beginning of year	$10.0	$14.9	$20.2
Additions charged to expense	31.9	40.8	52.7
Deductions—returns	(32.1)	(46.7)	(57.1)
Foreign exchange changes	(0.2)	1.0	(0.9)

Balance at end of year	$9.6	$10.0	$14.9

Allowances for Cash Discounts

Changes in the allowances for cash discounts were as follows:

	Year Ended December 31,
(in millions of dollars)	2010	2009	2008
Balance at beginning of year	$1.2	$1.1	$1.7
Additions charged to expense	11.3	11.6	14.6
Deductions—discounts taken	(11.1)	(11.7)	(15.1)
Foreign exchange changes	(0.2)	0.2	(0.1)

Balance at end of year	$1.2	$1.2	$1.1

ACCO Brands Corporation

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

SCHEDULE II (Continued)

Warranty Reserves

Changes in the reserve for warranty claims were as follows:

	Year Ended December 31,
(in millions of dollars)	2010	2009	2008
Balance at beginning of year	$2.8	$3.0	$3.5
Provision for warranties issued	3.2	2.5	2.2
Settlements made (in cash or in kind)	(2.9)	(2.7)	(2.7)

Balance at end of year	$3.1	$2.8	$3.0

Income Tax Valuation Allowance

Changes in the deferred tax valuation allowances were as follows:

	Year Ended
	December 31,
(in millions of dollars)	2010	2009	2008
Balance at beginning of year	$188.9	$63.8	$54.1
Additions charged to expense	15.7	123.1	20.3
Deductions	—	—	(10.6)
Other	(11.4)	2.0	—

Balance at end of year	$193.2	$188.9	$63.8

See accompanying report of independent registered public accounting firm.