Form 10-Q
period 2011-03-31
ACCO BRANDS CORP
filed 2011-04-27
CIK 712034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

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

As of April 19, 2011, the registrant had outstanding 55,151,682 shares of Common Stock.

Cautionary Statement Regarding Forward-Looking Statements. Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of invoking these safe harbor provisions. These forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “will,” “believe,” “expect,” “intend,” “anticipate,” “estimate,” “forecast,” “project,” “plan,” or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Because actual results may differ from those predicted by such forward-looking statements, you should not place undue reliance on such forward-looking statements when deciding whether to buy, sell or hold the Company’s securities. We undertake no obligation to update these forward-looking statements in the future. For a discussion of important factors that could affect our results, please refer to PART I, ITEM 1A. Risk Factors, contained in the Company’s annual report on Form 10-K for the year ended December 31, 2010, as updated under Part II, Item 1A. Risk Factors in this Form 10-Q and the discussions set forth in PART I, ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, including under the caption “Forward-Looking Statements,” in this Form 10-Q.

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

It is suggested that the condensed consolidated financial statements included herein in PART I, ITEM 1. Financial Information, be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2010.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ACCO Brands Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31, 2011	December 31, 2010
(in millions of dollars)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$19.9	$83.2
Accounts receivable, net	274.5	283.2
Inventories	226.0	216.1
Deferred income taxes	12.7	12.9
Other current assets	33.9	25.3

Total current assets	567.0	620.7

Total property, plant and equipment	486.2	475.4
Accumulated depreciation	(323.6)	(311.9)

Property, plant and equipment, net	162.6	163.5
Deferred income taxes	11.2	10.6
Goodwill	147.4	144.4
Identifiable intangibles, net	137.7	138.2
Other assets	68.3	72.2

Total assets	$1,094.2	$1,149.6

Liabilities and Stockholders’ Deficit
Current liabilities:
Current portion of long-term debt	$0.2	$0.2
Accounts payable	102.5	114.8
Accrued compensation	21.0	26.1
Accrued customer program liabilities	56.5	72.8
Accrued interest	4.6	22.0
Other current liabilities	87.5	90.5
Liabilities of discontinued operations held for sale	1.6	1.5

Total current liabilities	273.9	327.9

Long-term debt	727.6	727.4
Deferred income taxes	83.4	81.5
Pension and post retirement benefit obligations	68.1	74.9
Other non-current liabilities	18.2	17.7

Total liabilities	1,171.2	1,229.4

Stockholders’ deficit:
Common stock	0.6	0.6
Treasury stock	(1.7)	(1.5)
Paid-in capital	1,402.0	1,401.1
Accumulated other comprehensive loss	(75.9)	(86.1)
Accumulated deficit	(1,402.0)	(1,393.9)

Total stockholders’ deficit	(77.0)	(79.8)

Total liabilities and stockholders’ deficit	$1,094.2	$1,149.6

See notes to condensed consolidated financial statements.

ACCO Brands Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
(in millions of dollars, except per share data)	2011	2010
Net sales	$310.3	$310.8
Cost of products sold	216.2	215.6

Gross profit	94.1	95.2

Operating costs and expenses:
Advertising, selling, general and administrative expenses	77.8	71.9
Amortization of intangibles	1.7	1.8
Restructuring income	(0.1)	(0.1)

Total operating costs and expenses	79.4	73.6

Operating income	14.7	21.6

Non-operating expense (income):
Interest expense, net	19.3	19.5
Equity in earnings of joint ventures	(1.2)	(1.2)
Other expense (income), net	(0.1)	1.0

Income (loss) from continuing operations before income taxes	(3.3)	2.3
Income tax expense	4.8	6.8

Loss from continuing operations	(8.1)	(4.5)
Loss from discontinued operations, net of income taxes	—	(0.2)

Net loss	$(8.1)	$(4.7)

Per Share:
Basic loss per share:
Loss from continuing operations	$(0.15)	$(0.08)
Basic loss per share	$(0.15)	$(0.09)

Diluted loss per share:
Loss from continuing operations	$(0.15)	$(0.08)
Diluted loss per share	$(0.15)	$(0.09)

Weighted average number of shares outstanding:
Basic	55.0	54.6
Diluted	55.0	54.6

See notes to condensed consolidated financial statements.

ACCO Brands Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
(in millions of dollars)	2011	2010
Operating activities
Net loss	$(8.1)	$(4.7)
Gain on sale of assets	—	(0.1)
Depreciation	7.1	7.7
Amortization of debt issuance costs and bond discount	1.6	1.6
Amortization of intangibles	1.7	1.8
Stock-based compensation	0.8	0.8
Changes in balance sheet items:
Accounts receivable	15.0	17.3
Inventories	(6.5)	3.3
Other assets	(8.5)	(9.5)
Accounts payable	(14.3)	(0.9)
Accrued expenses and other liabilities	(52.0)	(45.1)
Accrued income taxes	(0.6)	(0.6)
Equity in earnings of joint ventures, net of dividends received	3.8	1.4

Net cash used by operating activities	(60.0)	(27.0)
Investing activities
Additions to property, plant and equipment	(3.5)	(2.3)
Assets acquired	(1.5)	(0.8)
Proceeds from the sale of discontinued operations	—	0.3
Proceeds from the disposition of assets	0.1	0.2
Other	0.3	—

Net cash used by investing activities	(4.6)	(2.6)
Financing activities
Repayments of long-term debt	—	(0.1)
Borrowings of short-term debt, net	—	15.5
Cost of debt issuance	—	(0.5)
Other	(0.2)	(0.1)

Net cash provided (used) by financing activities	(0.2)	14.8
Effect of foreign exchange rate changes on cash	1.5	(1.1)

Net decrease in cash and cash equivalents	(63.3)	(15.9)
Cash and cash equivalents
Beginning of period	83.2	43.6

End of period	$19.9	$27.7

See notes to condensed consolidated financial statements.

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

The management of ACCO Brands Corporation (“ACCO Brands” or the “Company”) is responsible for the accuracy and internal consistency of the preparation of the condensed consolidated financial statements and footnotes contained in this quarterly report on Form 10-Q.

The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Company believes the disclosures are adequate to make the information presented not misleading, certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2010.

The condensed consolidated balance sheet as of March 31, 2011, the related condensed consolidated statements of operations for the three months ended March 31, 2011 and 2010 and the related condensed consolidated statements of cash flows for the three months ended March 31, 2011 and 2010 are unaudited. The December 31, 2010 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required annually by accounting principles generally accepted in the United States. In the opinion of management, all adjustments consisting of only normal recurring adjustments necessary for a fair presentation of the financial statements have been included. Interim results may not be indicative of results for a full year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the reported assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting periods. Actual results could differ from those estimates.

2. Recent Accounting Pronouncements

There have been no new accounting pronouncements issued in the first quarter of 2011 that impact the Company’s consolidated financial statements.

3. Long-term Debt and Short-term Borrowings

Notes payable and long-term debt consisted of the following at March 31, 2011 and December 31, 2010:

(in millions of dollars)	March 31, 2011	December 31, 2010
Senior Secured Notes, due March 2015, net of discount(1) (fixed interest rate of 10.625%)	$454.6	$454.3
U.S. Dollar Senior Subordinated Notes, due August 2015 (fixed interest rate of 7.625%)	271.3	271.3
Other borrowings	1.9	2.0

Total debt	727.8	727.6
Less: current portion	(0.2)	(0.2)

Total long-term debt	$727.6	$727.4

(1)	Represents unamortized original issue discount of $5.4 million and $5.7 million as of March 31, 2011 and December 31, 2010, respectively, which is amortizable through March 15, 2015.

As of March 31, 2011, the amount available for borrowings under the Company’s senior secured asset-based revolving credit facility (the “ABL Facility”) was $168.2 million (allowing for $6.8 million of letters of credit outstanding on that date).

Compliance with Loan Covenants

As of and for the period ended March 31, 2011, the Company was in compliance with all applicable loan covenants.

The Company’s ABL Facility would not be affected by a change in its credit rating.

4. Pension and Other Retiree Benefits

The components of net periodic benefit cost for pension and postretirement plans for the three months ended March 31, 2011 and 2010 are as follows:

	Three Months Ended March 31,
	Pension Benefits				Postretirement
	U.S.		International
(in millions of dollars)	2011	2010	2011	2010	2011	2010
Service cost	$—	$—	$0.5	$0.6	$—	$—
Interest cost	2.1	2.2	3.7	3.7	0.2	0.2
Expected return on plan assets	(2.7)	(2.6)	(4.0)	(3.8)	—	—
Amortization of net loss (gain)	1.1	0.8	1.0	1.2	(0.2)	(0.2)

Total net periodic benefit cost	$0.5	$0.4	$1.2	$1.7	$—	$—

The Company expects to contribute approximately $15.5 million to its defined benefit plans in 2011. For the three months ended March 31, 2011, the Company has contributed $8.1 million to those plans.

5. Stock -Based Compensation

The following table summarizes the Company’s stock-based compensation expense (including stock options, stock-settled stock appreciation rights (“SSARs”), restricted stock units (“RSUs”) and performance stock units (“PSUs”)) for the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31,
(in millions of dollars)	2011	2010
Stock option expense	$0.1	$0.1
RSU expense	0.6	0.5
PSU expense	0.1	0.2

Total	$0.8	$0.8

Compensation expense recognized for SSARs during the three months ended March 31, 2011 and 2010, respectively, was immaterial.

During the first quarter of 2011 the Board of Directors approved a stock compensation grant of 500,000 RSUs for the Company’s Chairman and Chief Executive Officer. The RSUs cliff-vest in full in January 2015, unless vesting is accelerated at the discretion of the Board of Directors. The Company generally recognizes compensation expense for its RSU awards ratably over the vesting period.

Unrecognized compensation expense related to unvested SSARs, RSUs and PSUs was $0.2 million, $4.9 million and $2.6 million, respectively, as of March 31, 2011. The unrecognized compensation expense related to SSARs, RSUs and PSUs will be recognized over a weighted-average period of 1.2 years, 3.1 years and 1.8 years, respectively.

6. Inventories

Inventories are stated at the lower of cost or market value. The components of inventories are as follows:

(in millions of dollars)	March 31, 2011	December 31, 2010
Raw materials	$29.8	$28.3
Work in process	6.1	4.5
Finished goods	190.1	183.3

Total inventories	$226.0	$216.1

7. Goodwill and Identifiable Intangibles

Goodwill

As more fully described in the Company’s 2010 annual report on Form 10-K, the Company tests goodwill for impairment at least annually, normally in the second quarter, and on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred.

Changes in the net carrying amount of goodwill by segment were as follows:

(in millions of dollars)	ACCO Brands Americas	ACCO Brands International	Computer Products Group	Total
Balance at December 31, 2010	$90.2	$47.4	$6.8	$144.4
Translation and other	0.8	2.2	—	3.0

Balance at March 31, 2011	$91.0	$49.6	$6.8	$147.4

Goodwill	$221.9	$143.7	$6.8	$372.4
Accumulated impairment losses	(130.9)	(94.1)	—	(225.0)

Balance at March 31, 2011	$91.0	$49.6	$6.8	$147.4

Identifiable Intangible Assets

The gross carrying value and accumulated amortization by class of identifiable intangible assets as of March 31, 2011 and December 31, 2010 are as follows:

	March 31, 2011				December 31, 2010
(in millions of dollars)	Gross Carrying Amounts	Accumulated Amortization		Net Book Value	Gross Carrying Amounts	Accumulated Amortization		Net Book Value
Indefinite-lived intangible assets:
Trade names	$139.9	$(44.5	) (1)	$95.4	$139.4	$(44.5	) (1)	$94.9
Amortizable intangible assets:
Trade names	59.3	(26.7)		32.6	58.2	(25.3)		32.9
Customer and contractual relationships	27.8	(21.3)		6.5	27.4	(20.4)		7.0
Patents/proprietary technology	11.0	(7.8)		3.2	10.8	(7.4)		3.4

Subtotal	98.1	(55.8)		42.3	96.4	(53.1)		43.3

Total identifiable intangibles	$238.0	$(100.3)		$137.7	$235.8	$(97.6)		$138.2

(1)	Accumulated amortization prior to the adoption of authoritative guidance on goodwill and other intangible assets.

The Company’s intangible amortization expense was $1.7 million and $1.8 million for the three months ended March 31, 2011 and 2010, respectively. Estimated 2011 amortization expense is $6.4 million, and is expected to decline by approximately $0.8 million for each of the five years following.

8. Restructuring and Other Charges

Restructuring

The Company had initiated significant restructuring actions associated with the merger of ACCO Brands Corporation with General Binding Corporation that resulted in the closure or consolidation of facilities that were engaged in manufacturing and distributing the Company’s products, primarily in North America and Europe, or which resulted in a reduction in overall employee headcount. The Company’s restructuring actions are now complete and no additional restructuring charges were initiated in the first quarter of 2010 or 2011. Employee termination costs include the release of reserves no longer required. However, cash disbursements will continue throughout 2011 for obligations outstanding as of December 31, 2010.

A summary of the activity in the restructuring accounts and a reconciliation of the liability for, and as of, the three months ended March 31, 2011 are as follows:

(in millions of dollars)	Balance at December 31, 2010	Total Provision	Cash Expenditures	Non-cash Items/ Currency Change	Balance at March 31, 2011

Employee termination costs	$2.2	$(0.1)	$(0.2)	$0.1	$2.0
Termination of lease agreements	3.0	—	(0.3)	0.1	2.8

Total restructuring liability	$5.2	$(0.1)	$(0.5)	$0.2	$4.8

Management expects the $2.0 million of employee termination costs to be substantially paid within the next twelve months. Cash payments associated with lease termination costs of $2.8 million are expected to continue until the last lease terminates in 2013.

In addition to the recognition of the restructuring costs described above, in the first quarter of 2011 the Company initiated plans to rationalize its European operations. The associated costs primarily relate to employee terminations and are expected to be largely offset by associated savings realized during the remainder of the 2011 year. These costs totaled $3.9 million in the three months ended March 31, 2011 and are included within advertising, selling, general and administrative expenses in the Consolidated Statements of Operations.

A summary of the activity in the rationalization charges and a reconciliation of the liability for, and as of, the three months ended March 31, 2011 are as follows:

(in millions of dollars)	Balance at December 31, 2010	Total Provision	Cash Expenditures	Non-cash Items/ Currency Change	Balance at March 31, 2011

Employee termination costs/liability	$—	$3.9	$—	$—	$3.9

Management expects the $3.9 million of employee termination costs to be substantially paid within the next twelve months.

9. Income Taxes

For the three months ended March 31, 2011, the Company recorded income tax expense from continuing operations of $4.8 million on a loss before taxes of $3.3 million. This compares to an income tax expense from continuing operations of $6.8 million on income before taxes of $2.3 million in the first quarter of 2010. The high effective tax rates for 2011 and 2010 are due to no tax benefits being provided on losses incurred in the U.S. and certain foreign jurisdictions where valuation reserves are recorded against future tax benefits.

The reconciliation of income taxes for the three months ended March 31, 2011 and 2010, computed at the U.S. federal statutory income tax rate to the Company’s effective income tax rate for continuing operations is as follows:

	Three Months Ended March 31,
(in millions of dollars)	2011	2010
Income tax expense (benefit) computed at U.S. statutory income tax rate	$(1.1)	$0.8
Increase in valuation allowance	6.9	6.4
Miscellaneous	(1.0)	(0.4)

Income taxes as reported	$4.8	$6.8

The U.S. federal statute of limitations related to income tax returns remains open for the year 2007 and onward. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from 3 to 5 years. Years still open to examination by foreign tax authorities in major jurisdictions include Canada (2005 forward) and the United Kingdom (2008 forward). The Company is currently under examination in various foreign jurisdictions.

10. Earnings per Share

Total outstanding shares as of March 31, 2011 and 2010 were 55.1 million and 54.8 million, respectively. The calculation of basic earnings per common share is based on the weighted average number of common shares outstanding in the year, or period, over which they were outstanding. The Company’s calculation of diluted earnings per common share assumes that any common shares outstanding were increased by shares that would be issued upon exercise of those stock units for which the average market price for the period exceeds the exercise price; less, the shares that could have been purchased by the Company with the related proceeds, including compensation expense measured but not yet recognized, net of tax.

	Three Months Ended March 31,
(in millions)	2011	2010
Weighted-average number of common shares outstanding — basic	55.0	54.6
Stock options	0.1	—
Stock-settled stock appreciation rights	1.9	1.7
Restricted stock units	0.7	0.2

Adjusted weighted-average shares and assumed conversions — diluted(1)	57.7	56.5

(1)

Due to the loss from continuing operations during the three months ended March 31, 2011 and 2010, the denominator in the diluted earnings per share calculation does not include the effects of the stock awards for which the average market price for the period exceeds the exercise price, as it would result in a less dilutive computation. As a result, reported diluted earnings per share for the three months ended March 31, 2011 and 2010 are the same as basic earnings per share.

Awards of shares representing approximately 3.8 million and 4.7 million as of March 31, 2011 and 2010, respectively, of potentially dilutive shares of common stock were outstanding and are not included in the computation of dilutive earnings per share as their effect would have been anti-dilutive as such options’ exercise prices were higher than the average market price during the period.

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

Forward currency contracts used to hedge foreign denominated inventory purchases are designated as a cash flow hedge. Unrealized gains and losses on these contracts for inventory purchases are deferred in other comprehensive income until the contracts are settled and the underlying hedged transactions are recognized, at which time the deferred gains or losses will be reported in the “Cost of products sold” line in the Condensed Consolidated Statements of Operations. As of March 31, 2011 and December 31, 2010, the Company had cash flow designated foreign exchange contracts outstanding with a U.S. dollar equivalent notional value of $88.0 million and $92.9 million, respectively.

Forward currency contracts used to hedge foreign denominated intercompany loans are not designated as hedging instruments. Gains and losses on these derivative instruments are recognized within Other expense, net in the Condensed Consolidated Statements of Operations and are largely offset by the changes in the fair value of the hedged item. As of March 31, 2011 and December 31, 2010, the Company had undesignated foreign exchange contracts outstanding with a U.S. dollar equivalent notional value of $89.9 million and $92.7 million, respectively.

The periods of the forward foreign exchange contracts correspond to the periods of the hedged transactions, and do not extend beyond March 2012.

The following table summarizes the fair value of the Company’s derivative financial instruments as of March 31, 2011 and December 31, 2010, respectively.

	Fair Value of Derivative Instruments
	Derivative Assets			Derivative Liabilities
(in millions of dollars)	Balance Sheet Location	Mar. 31, 2011	Dec. 31, 2010	Balance Sheet Location	Mar. 31, 2011	Dec. 31, 2010
Derivatives designated as hedging instruments:
Foreign exchange contracts	Other current assets	$0.4	$0.7	Other current liabilities	$4.0	$3.1
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current assets	1.7	1.4	Other current liabilities	0.9	0.8

Total derivatives		$2.1	$2.1		$4.9	$3.9

The following table summarizes the pre-tax effect of the Company’s derivative financial instruments on the Consolidated Financial Statements for the three months ended March 31, 2011 and 2010, respectively.

	The Effect of Derivative Instruments in Cash Flow Hedging Relationships on the Consolidated Financial Statements for the Three Months Ended March 31, 2011 and 2010
	Amount of (Gain) Loss Recognized in OCI (Effective Portion)		Location of (Gain) Loss Reclassified from OCI to Income	Amount of (Gain) Loss Reclassified from AOCI to Income (Effective Portion)
(in millions of dollars)	2011	2010		2011	2010
Cash flow hedges:
Foreign exchange contracts	$3.3	$(0.8)	Cost of products sold	$2.1	$0.3

	The Effect of Derivatives Not Designated as Hedging Instruments on the Consolidated Statements of Operations
(in millions of dollars)	Location of (Gain) Loss Recognized in Income on Derivatives	Amount of (Gain) Loss Recognized in Income Three Months Ended Mar. 31,
		2011	2010
Foreign exchange contracts	Other (income) expense	$0.9	$(3.9)

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

The Company utilizes the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company has determined that its financial assets and liabilities are Level 2 in the fair value hierarchy. The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
Assets:
Forward currency contracts	$2.1	$2.1
Liabilities:
Forward currency contracts	$4.9	$3.9

The Company’s forward currency contracts are included in Other Current Assets or Other Current Liabilities and mature within 12 months. The forward foreign currency exchange contracts are primarily valued based on the foreign currency spot and forward rates quoted by the banks or foreign currency dealers. As such, these derivative instruments are classified within Level 2.

The fair values of cash and cash equivalents, notes payable to banks, accounts receivable and accounts payable approximate carrying amounts due principally to their short maturities. The carrying amount of total debt was $727.8 million and $727.6 million and the estimated fair value of total debt was $800.8 million and $794.5 million at March 31, 2011 and December 31, 2010, respectively. The fair values are determined from quoted market prices, where available, and from investment bankers using current interest rates considering credit ratings and the remaining terms of maturity.

13. Comprehensive Income (Loss)

Comprehensive income (loss) is defined as net income (loss) and other changes in stockholders’ equity from transactions and other events from sources other than stockholders. The table below presents total comprehensive income (loss) for the three months ended March 31, 2011 and 2010, respectively.

	Three Months Ended March 31,
(in millions of dollars)	2011	2010
Net loss	$(8.1)	$(4.7)
Other comprehensive income (loss), net of tax
Derivative instruments, net of tax	(1.2)	1.4
Amortization of costs associated with pension and post-retirement benefit obligations, net of tax	(0.4)	4.8
Currency translation adjustments	11.8	(3.0)

Other comprehensive income	10.2	3.2

Comprehensive income (loss)	$2.1	$(1.5)

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

Examples of our traditional office products and supplies are staplers, staples, punches, ring binders, trimmers, sheet protectors, hanging file folders, clips and fasteners, dry-erase boards, dry-erase markers, easels, bulletin boards, laser pointers and shredders. These products are sold under leading brands including Quartet®, Rexel, Swingline®, GBC®, Wilson Jones®, Marbig, NOBO, ACCO®, Derwent and Eastlight. Examples of our document finishing solutions are binding, lamination and punching equipment, binding and lamination supplies, report covers and archival report covers. These products are sold primarily under the GBC® brand. We also provide machine maintenance and repair services sold under the GBC brand. Included in the ACCO Brands Americas segment are our personal organization tools, including time management products, primarily sold under the Day-Timer® brand name.

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

Computer Products Group

This Group designs, distributes, markets and sells accessories for laptop and desktop computers and Apple® iPad®, iPod® and iPhone® products. These accessories primarily include security products, power adapters, input devices such as mice and keyboards, laptop computer carrying cases, hubs and docking stations, ergonomic devices and technology accessories for iPads®, iPods® and iPhones®. The Computer Products Group sells mostly under the Kensington and Kensington Microsaver® brand names, with the majority of its revenue coming from the U.S. and Europe.

All of our computer products are manufactured to our specifications by third-party suppliers, principally in Asia, and are stored and distributed from our regional facilities. Our computer products are sold primarily to consumer electronic retailers, information technology value-added resellers, original equipment manufacturers and office products retailers.

Financial information by reportable segment is set forth below.

Net sales by business segment are as follows:

	Three Months Ended March 31,
(in millions of dollars)	2011	2010
ACCO Brands Americas	$152.2	$158.6
ACCO Brands International	116.8	112.5
Computer Products Group	41.3	39.7

Net sales	$310.3	$310.8

Operating income by business segment is as follows (1):

	Three Months Ended March 31,
(in millions of dollars)	2011	2010
ACCO Brands Americas	$5.5	$8.3
ACCO Brands International	5.5	10.2
Computer Products Group	9.3	8.1

Segment operating income	20.3	26.6
Corporate	(5.6)	(5.0)

Operating income	14.7	21.6
Interest expense	19.3	19.5
Equity in earnings of joint ventures	(1.2)	(1.2)
Other expense, net	(0.1)	1.0

Income (loss) from continuing operations before income taxes	$(3.3)	$2.3

(1)	Operating income as presented in the segment table above is defined as i) net sales; ii) less cost of products sold; iii) less advertising, selling, general and administrative expenses; iv) less amortization of intangibles; and v) less restructuring.

15. Joint Venture Investments

Summarized below is the aggregated financial information for the Company’s joint ventures, Pelikan-Artline Pty Ltd and Neschen GBC Graphic Films LLC, which are accounted for under the equity method. Accordingly, the Company has recorded its proportionate share of earnings or losses on the line entitled, “Equity in earnings of joint ventures” in the Condensed Consolidated Statements of Operations. The Company’s share of the net assets of the joint ventures are included within “Other assets” in the Condensed Consolidated Balance Sheets.

	Three Months Ended March 31,
(in millions of dollars)	2011	2010
Net sales	$37.4	$34.8
Gross profit	20.7	19.3
Operating income	3.7	3.8
Net income	2.4	2.5

(in millions of dollars)	March 31, 2011	December 31, 2010

Current assets	$74.3	$89.6
Non-current assets	38.4	37.9
Current liabilities	31.7	37.6
Non-current liabilities	22.1	23.8

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

17. Discontinued Operations

The financial statement caption “discontinued operations” includes the results of the Company’s commercial print finishing business which was sold during the second quarter of 2009. During the three months ended March 31, 2010, the Company recorded expenses of $0.2 million attributable to the wind-down of the disposed operations. No expenses were recorded in the year 2011.

The operating results and financial position of discontinued operations are as follows:

	Three Months Ended March 31,
(in millions, except per share data)	2011	2010
Operating Results:
Pre-tax loss	$—	$(0.2)

Benefit for income taxes	—	—

Loss from discontinued operations	$—	$(0.2)

Per share:
Basic loss from discontinued operations	$—	$—

Diluted loss from discontinued operations	$—	$—

(in millions of dollars)	March 31, 2011	December 31, 2010
Financial Position:
Current assets	$—	$—
Long-term assets	—	—

Total assets	$—	$—

Current liabilities	$1.6	$1.5
Long-term liabilities	—	—

Total liabilities	$1.6	$1.5

Remaining liabilities related to discontinued operations consist principally of litigation accruals and severance costs and are expected to be substantially paid within the next twelve months.

18. Condensed Consolidated Financial Information

The Company’s 100% owned domestic subsidiaries have jointly/severally, fully and unconditionally guaranteed our existing Senior Secured Notes and Senior Subordinated Notes. Rather than filing separate financial statements for each guarantor subsidiary with the Securities and Exchange Commission, the Company has elected to present the following condensed consolidating financial statements, which detail the results of operations and cash flows for the three months ended March 31, 2011 and 2010 and balance sheet as of March 31, 2011 and December 31, 2010 of the Company and its guarantor and non-guarantor subsidiaries (in each case carrying investments under the equity method), and the eliminations necessary to arrive at the reported consolidated financial statements of the Company.

Condensed Consolidating Balance Sheets (Unaudited)

	March 31, 2011
(in millions of dollars)	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$4.4	$(2.5)	$18.0	$—	$19.9
Accounts receivable, net	—	78.8	195.7	—	274.5
Inventories	—	103.7	122.3	—	226.0
Receivables from affiliates	183.8	55.5	41.7	(281.0)	—
Deferred income taxes	3.0	—	9.7	—	12.7
Other current assets	2.0	17.5	14.4	—	33.9

Total current assets	193.2	253.0	401.8	(281.0)	567.0
Property, plant and equipment, net	0.9	82.7	79.0	—	162.6
Deferred income taxes	1.0	—	10.2	—	11.2
Goodwill	—	70.6	76.8	—	147.4
Identifiable intangibles, net	57.9	53.0	26.8	—	137.7
Other assets	20.5	6.6	41.2	—	68.3
Investment in, long-term receivable from, affiliates	693.8	700.7	200.0	(1,594.5)	—

Total assets	$967.3	$1,166.6	$835.8	$(1,875.5)	$1,094.2

Liabilities and Stockholders’ (Deficit) Equity
Current liabilities
Current portion of long-term debt	$0.1	$0.1	$—	$—	$0.2
Accounts payable	—	43.0	59.5	—	102.5
Accrued compensation	0.9	7.9	12.2	—	21.0
Accrued customer program liabilities	—	16.6	39.9	—	56.5
Accrued interest	4.6	—	—	—	4.6
Other current liabilities	2.1	23.2	62.2	—	87.5
Payables to affiliates	63.3	373.7	277.6	(714.6)	—
Liabilities of discontinued operations	—	0.4	1.2	—	1.6

Total current liabilities	71.0	464.9	452.6	(714.6)	273.9
Long-term debt	727.2	0.3	0.1	—	727.6
Long-term notes payable to affiliates	178.2	16.4	—	(194.6)	—
Deferred income taxes	60.9	—	22.5	—	83.4
Pension and post-retirement benefit obligations	4.6	33.3	30.2	—	68.1
Other non-current liabilities	2.4	6.0	9.8	—	18.2

Total liabilities	1,044.3	520.9	515.2	(909.2)	1,171.2
Stockholders’ (deficit) equity
Common stock	0.6	561.3	76.0	(637.3)	0.6
Treasury stock, at cost	(1.7)	—	—	—	(1.7)
Paid-in capital	1,402.0	686.1	339.6	(1,025.7)	1,402.0
Accumulated other comprehensive income (loss)	(75.9)	(45.9)	4.7	41.2	(75.9)
Accumulated deficit	(1,402.0)	(555.8)	(99.7)	655.5	(1,402.0)

Total stockholders’ (deficit) equity	(77.0)	645.7	320.6	(966.3)	(77.0)

Total liabilities and stockholders’ (deficit) equity	$967.3	$1,166.6	$835.8	$(1,875.5)	$1,094.2

Condensed Consolidating Balance Sheets

	December 31, 2010
(in millions of dollars)	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$39.5	$(0.4)	$44.1	$—	$83.2
Accounts receivable, net	—	87.5	195.7	—	283.2
Inventories	—	100.2	115.9	—	216.1
Receivables from affiliates	235.5	58.5	38.1	(332.1)	—
Deferred income taxes	3.0	—	9.9	—	12.9
Other current assets	2.5	11.6	11.2	—	25.3

Total current assets	280.5	257.4	414.9	(332.1)	620.7
Property, plant and equipment, net	1.0	85.6	76.9	—	163.5
Deferred income taxes	0.9	—	9.7	—	10.6
Goodwill	—	70.5	73.9	—	144.4
Identifiable intangibles, net	57.9	53.8	26.5	—	138.2
Other assets	21.6	6.3	44.3	—	72.2
Investment in, long-term receivable from, affiliates	616.9	711.4	200.0	(1,528.3)	—

Total assets	$978.8	$1,185.0	$846.2	$(1,860.4)	$1,149.6

Liabilities and Stockholders’ (Deficit) Equity
Current liabilities
Current portion of long-term debt	$0.1	$0.1	$—	$—	$0.2
Accounts payable	—	60.4	54.4	—	114.8
Accrued compensation	1.6	10.0	14.5	—	26.1
Accrued customer program liabilities	—	24.6	48.2	—	72.8
Accrued interest	22.0	—	—	—	22.0
Other current liabilities	2.2	23.7	64.6	—	90.5
Payables to affiliates	60.9	427.2	277.5	(765.6)	—
Liabilities of discontinued operations held for sale	—	0.6	0.9	—	1.5

Total current liabilities	86.8	546.6	460.1	(765.6)	327.9
Long-term debt	727.1	0.3	—	—	727.4
Long-term notes payable to affiliates	178.2	16.4	1.7	(196.3)	—
Deferred income taxes	59.6	—	21.9	—	81.5
Pension and other post retirement benefit obligations	4.7	39.9	30.3	—	74.9
Other non-current liabilities	2.2	5.6	9.9	—	17.7

Total liabilities	1,058.6	608.8	523.9	(961.9)	1,229.4
Stockholders’ (deficit) equity
Common stock	0.6	561.3	76.0	(637.3)	0.6
Treasury stock, at cost	(1.5)	—	—	—	(1.5)
Paid-in capital	1,401.1	632.0	336.4	(968.4)	1,401.1
Accumulated other comprehensive (loss)	(86.1)	(47.0)	(4.4)	51.4	(86.1)
Accumulated deficit	(1,393.9)	(570.1)	(85.7)	655.8	(1,393.9)

Total stockholders’ (deficit) equity	(79.8)	576.2	322.3	(898.5)	(79.8)

Total liabilities and stockholders’ (deficit) equity	$978.8	$1,185.0	$846.2	$(1,860.4)	$1,149.6

Condensed Consolidating Income Statements (Unaudited)

	Three months ended March 31, 2011
(in millions of dollars)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Unaffiliated sales	$—	$135.0	$175.3	$—	$310.3
Affiliated sales	—	4.7	1.1	(5.8)	—

Net sales	—	139.7	176.4	(5.8)	310.3
Cost of products sold	—	102.7	119.3	(5.8)	216.2

Gross profit	—	37.0	57.1	—	94.1
Advertising, selling, general and administrative expenses	6.0	34.6	37.2	—	77.8
Amortization of intangibles	—	0.9	0.8	—	1.7
Restructuring income	—	—	(0.1)	—	(0.1)

Operating (loss) income	(6.0)	1.5	19.2	—	14.7

Interest (income) expense from affiliates	(0.3)	—	0.3	—	—
Interest expense	16.7	2.5	0.1	—	19.3
Equity in (earnings) losses of joint ventures	—	0.1	(1.3)	—	(1.2)
Other expense (income), net	0.1	(4.9)	4.7	—	(0.1)

(Loss) income before taxes and earnings of wholly owned subsidiaries	(22.5)	3.8	15.4	—	(3.3)
Income tax expense	1.5	—	3.3	—	4.8

Income (loss) from continuing operations	(24.0)	3.8	12.1	—	(8.1)
Income (loss) from discontinued operations, net of income taxes	—	—	—	—	—

Income (loss) before earnings of wholly owned subsidiaries	(24.0)	3.8	12.1	—	(8.1)
Earnings of wholly owned subsidiaries	15.9	10.6	—	(26.5)	—

Net income (loss)	$(8.1)	$14.4	$12.1	$(26.5)	$(8.1)

	Three months ended March 31, 2010
(in millions of dollars)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Unaffiliated sales	$—	$143.2	$167.6	$—	$310.8
Affiliated sales	—	4.6	1.1	(5.7)	—

Net sales	—	147.8	168.7	(5.7)	310.8
Cost of products sold	—	107.0	114.3	(5.7)	215.6

Gross profit	—	40.8	54.4	—	95.2
Advertising, selling, general and administrative expenses	5.5	35.1	31.3	—	71.9
Amortization of intangibles	—	1.0	0.8	—	1.8
Restructuring income	—	(0.1)	—	—	(0.1)

Operating (loss) income	(5.5)	4.8	22.3	—	21.6
Interest (income) expense from affiliates	(0.4)	—	0.4	—	—
Interest expense	19.4	—	0.1	—	19.5
Equity in (earnings) losses of joint ventures	—	0.1	(1.3)	—	(1.2)
Other expense (income), net	(0.1)	(4.3)	5.4	—	1.0

(Loss) income before taxes and earnings of wholly owned subsidiaries	(24.4)	9.0	17.7	—	2.3
Income tax expense	1.6	—	5.2	—	6.8

Income (loss) from continuing operations	(26.0)	9.0	12.5	—	(4.5)
Income (loss) from discontinued operations, net of income taxes	—	(0.4)	0.2	—	(0.2)

Income (loss) before earnings of wholly owned subsidiaries	(26.0)	8.6	12.7	—	(4.7)
Earnings of wholly owned subsidiaries	21.3	11.2	—	(32.5)	—

Net income (loss)	$(4.7)	$19.8	$12.7	$(32.5)	$(4.7)

Condensed Consolidating Statement of Cash Flows (Unaudited)

	Three Months Ended March 31, 2011
(in millions of dollars)	Parent	Guarantors	Non- Guarantors	Consolidated
Net cash (used) provided by operating activities	$(40.6)	$(22.3)	$2.9	$(60.0)

Investing activities:
Additions to property, plant and equipment	—	(1.4)	(2.1)	(3.5)
Assets acquired	—	(0.6)	(0.9)	(1.5)
(Payments) proceeds from the sale of discontinued operations	—	(0.1)	0.1	—
Proceeds from the disposition of assets	—	—	0.1	0.1
Other	—	—	0.3	0.3

Net cash used by investing activities	—	(2.1)	(2.5)	(4.6)
Financing activities:
Intercompany financing	5.7	(3.2)	(2.5)	—
Net dividends	—	25.5	(25.5)	—
Other	(0.2)	—	—	(0.2)

Net cash provided (used) by financing activities	5.5	22.3	(28.0)	(0.2)
Effect of foreign exchange rate changes on cash	—	—	1.5	1.5
Net decrease in cash and cash equivalents	(35.1)	(2.1)	(26.1)	(63.3)
Cash and cash equivalents at the beginning of the period	39.5	(0.4)	44.1	83.2

Cash and cash equivalents at the end of the period	$4.4	$(2.5)	$18.0	$19.9

	Three Months Ended March 31, 2010
(in millions of dollars)	Parent	Guarantors	Non- Guarantors	Consolidated
Net cash (used) provided by operating activities	$(37.5)	$(5.6)	$16.1	$(27.0)

Investing activities:
Additions to property, plant and equipment	—	(0.6)	(1.7)	(2.3)
Assets acquired	—	(0.8)	—	(0.8)
(Payments) proceeds from the sale of discontinued operations	—	(0.1)	0.4	0.3
Proceeds from the disposition of assets	—	—	0.2	0.2

Net cash used by investing activities	—	(1.5)	(1.1)	(2.6)
Financing activities:
Intercompany financing	9.0	1.6	(10.6)	—
Net dividends	—	8.7	(8.7)	—
Repayments of long-term debt	—	—	(0.1)	(0.1)
Borrowings of short-term debt, net	15.3	—	0.2	15.5
Cost of debt issuance	(0.5)	—	—	(0.5)
Other	(0.1)	—	—	(0.1)

Net cash provided (used) by financing activities	23.7	10.3	(19.2)	14.8
Effect of foreign exchange rate changes on cash	—	—	(1.1)	(1.1)
Net increase (decrease) in cash and cash equivalents	(13.8)	3.2	(5.3)	(15.9)
Cash and cash equivalents at the beginning of the period	14.2	(1.5)	30.9	43.6

Cash and cash equivalents at the end of the period	$0.4	$1.7	$25.6	$27.7

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

ACCO Brands Corporation is one of the world’s largest suppliers of select categories of branded office products (excluding furniture, computers, printers and bulk paper) to the office products resale industry. We design, develop, manufacture and market a wide variety of traditional and computer-related office products, supplies, binding and laminating equipment and related consumable supplies, personal computer accessory products, paper-based time management products and presentation aids and products. Through a focus on research, marketing and innovation, we seek to develop new products that meet the needs of our consumers and commercial end-users, which we believe will increase the product positioning of our brands. We compete through a balance of innovation, a low-cost operating model and an efficient supply chain. We sell products in highly competitive markets, and compete against large international and national companies, regional competitors and against our own customers’ direct sourcing of private-label products. We sell our products primarily to markets located in North America, Europe and Australia. Our brands include GBC®, Kensington®, Quartet®, Rexel, Swingline®, Wilson Jones®, Marbig, NOBO and Day-Timer®, among others.

The majority of our office products are used by businesses. Most of the business end-users purchase our products from our customers who resell our products in various capacities, which include commercial contract stationers, retail superstores, wholesalers, mail order and internet catalogs, mass merchandisers, club stores and dealers. We also supply certain of our products directly to commercial end-users and to the educational market. Historically we have targeted the premium-end of the product categories in which we compete. However, we also supply private label products for our customers where we believe we have an economic advantage or where it is necessary to merchandise a complete category.

Our leading brand positions provide the scale to enable us to invest in product innovations and drive market growth across our product categories. In addition, the expertise we use to satisfy the exacting technical specifications of our more demanding commercial customers is in many instances the basis for expanding our product range to include consumer products.

Our current strategy centers on a combination of growing sales and market share and generating acceptable profitability and returns. Specifically, we have substantially reduced our operating expenses and seek to leverage our platform for organic growth through greater consumer understanding, product innovation, marketing and merchandising, disciplined category expansion including broader product penetration and possible strategic transactions. To achieve these goals, we plan to continue to execute the following strategies: (1) invest in research, marketing and innovation, (2) penetrate the full product spectrum of our categories and (3) opportunistically pursue strategic transactions.

Management’s discussion and analysis of financial condition and results of operations for the three months ended March 31, 2011 and 2010, should be read in conjunction with the condensed consolidated financial statements of ACCO Brands Corporation and the accompanying notes contained therein. Unless otherwise noted, the following discussion pertains only to our continuing operations.

Overview of Company Performance

ACCO Brands’ results are dependent upon a number of factors affecting sales, including pricing and competition. Historically, key drivers of demand in the office products industry have included trends in white collar employment levels, gross domestic product (GDP) and growth in the number of small businesses and home offices together with increasing usage of personal computers. Pricing and demand levels for office products have also reflected a substantial consolidation within the global resellers of office products. This consolidation has led to multiple years of industry pricing pressure and a more efficient level of asset utilization by customers, resulting in lower sales volume for suppliers of office products.

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

We respond to these market changes by adjusting our sales prices, but this response can be difficult during periods of rapid fluctuation. A significant portion of our foreign-currency cost of goods purchases is hedged with forward foreign currency contracts, which delays the economic effect of a fluctuating U.S. dollar helping us align market pricing changes. The financial impact on our business of foreign exchange movements for cost of goods is also further delayed by inventory, which is valued on a first- in, first-out (“FIFO”) basis. The two foreign exchange exposures impact the business at different times: the translation of results is impacted immediately when the exchange rates move, whereas the impact on our cost of goods is typically delayed due to a combination of currency hedging strategies and the inventory cycle.

During 2010, the cost of certain commodities used to make our products increased significantly, negatively impacting our cost of goods, mainly for products sold in the second half of the year. We continue to monitor commodity costs and work with our suppliers and customers to negotiate balanced and fair pricing that best reflects the current economic environment. Select price increases took effect during the third quarter of 2010. However, these price increases were negotiated before the most significant commodity cost increases arose, and therefore only partially offset the higher commodity costs. The Company has implemented additional price increases in the first quarter of 2011 and communicated a second increase effective the third quarter of 2011. These increases are intended to further help offset our additional cost increases.

The Company has not initiated any restructuring charges associated with the merger of ACCO Brands Corporation and General Binding Corporation, but has adjusted outstanding reserve estimates as necessary. It is expected that additional disbursements of $2.5 million will be made by the end of 2011 as the Company spends amounts accrued on its balance sheet. Any residual cash payments beyond 2011 are anticipated to be offset by expected proceeds from real estate held for sale.

In the first half of 2011, the Company anticipates incurring approximately $6 million of cash expenses, which principally consist of employee termination costs, related to the rationalization of its European operations, $3.9 million of which has been reflected in the results of operations in the first quarter of 2011. It is expected that savings realized in the remainder of 2011 will largely offset the costs related to this rationalization.

The Company funds liquidity needs for capital investment, working capital and other financial commitments through cash flow from continuing operations and its $175.0 million ABL Facility. Based on our borrowing base, as of March 31, 2011, approximately $168.2 million remained available for borrowing under our ABL Facility, which expires in September 2013.

Three Months Ended March 31, 2011 versus March 31, 2010

Results

The following table presents the Company’s results for the three months ended March 31, 2011 and 2010, respectively.

	Three Months Ended March 31,		Amount of Change
(in millions of dollars)	2011	2010	$	%
Net sales	$310.3	$310.8	$(0.5)	0%
Cost of products sold	216.2	215.6	0.6	0%
Gross profit	94.1	95.2	(1.1)	(1)%
Gross profit margin	30.3%	30.6%		(0.3	) pts
Advertising, selling, general and administrative expenses	77.8	71.9	5.9	8%
Amortization of intangibles	1.7	1.8	(0.1)	(6)%
Restructuring income	(0.1)	(0.1)	—	—
Operating income	14.7	21.6	(6.9)	(32)%
Operating income margin	4.7%	6.9%		(2.2	) pts
Interest expense, net	19.3	19.5	(0.2)	(1)%
Equity in earnings of joint ventures	(1.2)	(1.2)	—	—
Other (income)/expense, net	(0.1)	1.0	(1.1)	(110)%
Income tax expense	4.8	6.8	(2.0)	(29)%
Effective tax rate	NM	NM		NM
Loss from continuing operations	(8.1)	(4.5)	(3.6)	(80)%
Loss from discontinued operations, net of income taxes	—	(0.2)	0.2	100%
Net loss	(8.1)	(4.7)	(3.4)	(72)%

Net Sales

Net sales decreased modestly by $0.5 million to $310.3 million primarily due to volume declines in the U.S and Europe. Volume declines were mostly offset by translation gains from the U.S. dollar weakening relative to the prior year favorably impacting sales by 2.8%, or $8.7 million.

Cost of Products Sold

Cost of products sold includes all manufacturing, product sourcing and distribution costs, including depreciation related to assets used in the manufacturing and distribution process, inbound and outbound freight, shipping and handling costs, purchasing costs associated with materials and packaging used in the production processes. Cost of products sold increased $0.6 million, to $216.2 million. The small increase reflects the impact of unfavorable currency translation of $5.5 million and commodity cost increases which have been partially offset by lower sales volume, and improved freight and distribution efficiency.

Gross Profit

Management believes that gross profit and gross profit margin provide enhanced shareholder appreciation of underlying profit drivers. Gross profit margin decreased to 30.3% from 30.6% and gross profit decreased $1.1 million, or 1%, to $94.1 million. The decrease in gross profit was primarily due to decreased sales volume and relatively higher commodity costs, partially offset by the benefit from favorable currency translation and higher pricing. The decrease in gross profit margin was primarily due to higher commodity costs and adverse sales mix, which were partially offset by higher pricing and improved freight and distribution efficiency.

Advertising, selling, general and administrative expenses

Advertising, selling, general and administrative expenses (SG&A) include advertising, marketing, selling (including commissions), research and development, customer service, depreciation related to assets outside the manufacturing and distribution processes and all other general and administrative expenses outside the manufacturing and distribution functions (e.g., finance, human resources, information technology, etc.). SG&A increased $5.9 million, or 8%, to $77.8 million, with currency translation contributing $1.7 million of the increase. The remaining increase was principally driven by the rationalization of our European operations with employee termination costs totaling $3.9 million. The increase in SG&A as a percentage of sales from 23.1% to 25.1% was principally due to the increase in expenditures noted above.

Operating Income

Operating income decreased $6.9 million, or 32%, to $14.7 million and as a percentage of sales operating income declined to 4.7% from 6.9%. The decline was driven by lower sales volume and $3.9 million of European rationalization costs, which were partially offset by $1.4 million of favorable currency translation.

Interest Expense and Other (Income) Expense

Interest expense was $19.3 million compared to $19.5 million in the prior-year quarter, reflecting reduced borrowings during the quarter.

Other income was $0.1 million compared to expense of $1.0 million in the prior-year quarter. The favorable change in other (income) expense principally reflects a lower level of foreign exchange losses in the current quarter.

Income Taxes

For the three months ended March 31, 2011, the Company recorded income tax expense from continuing operations of $4.8 million on a loss before taxes of $3.3 million. This compares to an income tax expense from continuing operations of $6.8 million on income before taxes of $2.3 million in the prior year. The high effective tax rates for 2011 and 2010 are due to no tax benefit being provided on losses incurred in the U.S. and certain foreign jurisdictions where valuation reserves are recorded against future tax benefits.

Loss from Continuing Operations

Loss from continuing operations was $8.1 million, or $0.15 per diluted share, compared to a loss of $4.5 million, or $0.08 per diluted share in the prior-year quarter.

Loss from Discontinued Operations

Discontinued operations include the results of the Company’s former commercial print finishing business. This business was sold during the second quarter of 2009. During the three months ended March 31, 2010, the Company recorded expenses of $0.2 million attributable to the wind-down of the disposed operations. No expenses were recorded in the three months ended March 31, 2011.

The components of discontinued operations for the three months ended March 31, 2011 and 2010 are as follows:

(in millions of dollars)	2011	2010
Pre-tax loss	$—	$(0.2)
Benefit for income taxes	—	—

Loss from discontinued operations	$—	$(0.2)

Net Loss

Net loss was $8.1 million, or $0.15 per diluted share, compared to a net loss of $4.7 million, or $0.09 per diluted share, in the prior-year quarter.

Segment Discussion

	Three Months Ended March 31,
	2011	2010	Amount of change
(in millions of dollars)	Net Sales		$	%

ACCO Brands Americas	$152.2	$158.6	$(6.4)	(4)%
ACCO Brands International	116.8	112.5	4.3	4%
Computer Products	41.3	39.7	1.6	4%

Total segment sales	$310.3	$310.8	$(0.5)

	Three Months Ended March 31,
	2011		2010		Amount of change
(in millions of dollars)	Operating Income	Operating Income Margin	Operating Income	Operating Income Margin	$	%	Margin Points

ACCO Brands Americas	$5.5	3.6%	$8.3	5.2%	$(2.8)	(34)%	(160)
ACCO Brands International	5.5	4.7%	10.2	9.1%	(4.7)	(46)%	(440)
Computer Products	9.3	22.5%	8.1	20.4%	1.2	15%	210

Total segment operating income	$20.3		$26.6		$(6.3)

Segment operating income excludes corporate costs, interest expense, equity in earnings of joint ventures and other expense (see reconciliation of total segment operating income to income (loss) from continuing operations before income taxes in Note 14 in the Notes to the Consolidated Financial Statements).

ACCO Brands Americas

Results

ACCO Brands Americas net sales decreased $6.4 million, or 4%, to $152.2 million. Sales volume declined 7%, primarily in the United States as certain customers have reduced inventory levels and are purchasing below their point of sale levels. Foreign currency translation favorably impacted sales by $2.2 million or 1%. The decline was also partially offset by higher pricing.

ACCO Brands Americas operating income decreased $2.8 million, to $5.5 million, and operating income margin decreased to 3.6% from 5.2% in the prior year period. The decrease in operating income primarily reflects the impact of lower gross profit due to lower sales volume and higher investment made in go-to-market initiatives.

ACCO Brands International

Results

ACCO Brands International net sales increased $4.3 million, or 4%, to $116.8 million. The favorable impact from foreign currency translation increased sales by $6.0 million, or 5%. Price increases of approximately 1% and volume gains in Australia were offset as total volume declined 2% as European customers’ market demand weakened and customers reduced inventory levels.

ACCO Brands International operating income decreased $4.7 million, to $5.5 million, and operating income margin decreased to 4.7% from 9.1% in the prior year period. The decrease in operating income was primarily the result $3.9 million of business rationalization charges within its European operations and lower gross profit which was impacted by unfavorable sales mix and the flow through of increased product costs.

Computer Products Group

Results

Computer Products net sales increased $1.6 million, or 4%, to $41.3 million. The favorable impact from foreign currency translation increased sales by $0.5 million, or 1%. The increase primarily reflects higher net pricing and volume gains in the U.S. from sales of new products for iPads® and iPhones®.

Operating income increased $1.2 million, or 15%, to $9.3 million, with operating income margins increasing to 22.5% from 20.4%. The increase in operating income was primarily due to reduced bad debt expense versus the prior year which lowered SG&A expenses.

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

Three months ended March 31, 2011 versus three months ended March 31, 2010

Cash Flow from Operating Activities

For the three months ended March 31, 2011 cash used by operating activities was $60.0 million compared to $27.0 million in the prior year. The net loss for 2011 was $8.1 million and the net loss for 2010 was $4.7 million. Non-cash adjustments to net loss on a pre-tax basis in 2011 totaled $11.2 million compared to $11.8 million in 2010. Pre-tax net income adjusted for non-cash charges was $7.9 million in 2011 compared to $13.9 million in 2010, as calculated below:

	Three Months Ended
	March 31, 2011	March 31, 2010
Pre-tax net income/(loss) continuing operations	$(3.3)	$2.3
Pre-tax net income/(loss) discontinued operations	—	(0.2)
Pre-tax net income/(loss)	(3.3)	2.1
Pre-tax non-cash charges	11.2	11.8

Pre-tax net income adjusted for non-cash charges(1)	$7.9	$13.9

(1)	The Company believes this to be a meaningful indicator of cash flow from operations as it eliminates non-cash charges.

In addition, for the 2011 period the use of cash by operating activities of $60.0 million includes a use of net working capital (accounts receivable, inventories and accounts payable) of $5.8 million during the three months ended March 31, 2011, primarily due to timing of customer collections and payments to vendors and inventory levels which increased due to the timing of customer demand and increased stock of new products. In addition, payments associated with the 2010 annual incentive plan of approximately $9 million were made during the first three months of 2011, compared to approximately $1 million in the prior year period. Interest payments of $35.4 million and contributions to the Company’s pension plans of $8.1 million were comparable to payments made during the prior year period.

For the 2010 period the use of cash by operating activities of $27.0 million includes a net source of $19.7 million that was generated from our net working capital (accounts receivable, inventories and accounts payable), primarily from collection of receivables that are seasonally higher at year end, which was partially offset by $3.4 million of payments associated with restructuring activities.

The table below shows our cash flow from accounts receivable, inventories and accounts payable for the three months ended March 31, 2011 and 2010, respectively.

	Three Months Ended
	March 31, 2011	March 31, 2010
Accounts receivable	$15.0	$17.3
Inventories	(6.5)	3.3
Accounts payable	(14.3)	(0.9)

Cash flow from net working capital	$(5.8)	$19.7

Cash Flow from Investing Activities

Cash used by investing activities was $4.6 million and $2.6 million for the periods ended March 31, 2011 and 2010, respectively. Gross capital expenditures were $3.5 million and $2.3 million for the periods ended March 31, 2011 and 2010, respectively. Additional cash payments of $1.5 million associated with the purchase of two minor product acquisitions were also recognized during the first quarter of 2011.

Cash Flow from Financing Activities

Cash used by financing activities was $0.2 million for the three months ended March 31, 2011, compared to $14.8 million of cash that was provided to fund operations during the first quarter of 2010. The lower level of borrowings in 2011 were due to higher average cash balances during the first quarter.

Compliance with Loan Covenants

Based on our borrowing base, as of March 31, 2011, the amount available for borrowings under the Company’s ABL Facility was $168.2 million (allowing for $6.8 million of letters of credit outstanding on that date). The Company’s ABL Facility would not be affected by a change in its credit rating.

As of and for the period ended March 31, 2011, the Company was in compliance with all applicable loan covenants.

Capitalization

We had approximately 55.1 million common shares outstanding as of March 31, 2011.

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

Forward-Looking Statements

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and sections elsewhere in this report contain, and other periodic reports and press releases of the Company may contain, certain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. These forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “will,” “believe,” “expect,” “intend,” “anticipate,” “estimate,” “forecast,” “project,” “plan,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Because actual results may differ from those predicted by such forward-looking statements, you should not place undue reliance on such forward-looking statements when deciding whether to buy, sell or hold the Company’s securities. The Company undertakes no obligation to update these forward-looking statements in the future. Among the factors that could cause plans, actions and results to differ materially from current expectations are: fluctuations in cost and availability of raw materials; competition within the markets in which the Company operates; the effects of both general and extraordinary economic, political and social conditions, including continued volatility and disruption in the capital and credit markets; the dependence of the Company on certain suppliers of manufactured products; the effect of consolidation in the office products industry; the liquidity and solvency of our major customers; our continued ability to access the capital and credit markets; the risk that targeted cost savings and synergies from previous business combinations may not be fully realized or take longer to realize than expected; future goodwill and/or impairment charges; foreign exchange rate fluctuations; the development, introduction and acceptance of new products; the degree to which higher raw material costs, and freight and distribution costs, can be passed on to customers through selling price increases and the effect on sales volume as a result thereof; increases in health care, pension and other employee welfare costs; as well as other risks and uncertainties detailed from time to time in the Company’s SEC filings.

ITEM 3.	QUANTITIATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. There have been no material changes to Foreign Exchange Risk Management or Interest Rate Risk Management through the period ended March 31, 2011 or through the date of this report.

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

(b) Changes in Internal Control Over Financial Reporting.

There has been no change in the Company’s internal control over financial reporting that occurred during the three month period ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A - Risk Factors in our annual report on Form 10-K for the year ended December 31, 2010. The risk factors described in that annual report could materially adversely affect our business, financial condition or future results. The risks described in that annual report are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently consider immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

April 27, 2011

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