Form 10-Q
period 2011-06-30
ACCO BRANDS CORP
filed 2011-07-27
CIK 712034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

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

As of July 19, 2011, the registrant had outstanding 55,181,369 shares of Common Stock.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ACCO Brands Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30, 2011	December 31, 2010
(in millions of dollars)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$92.7	$83.2
Accounts receivable, net	269.4	274.8
Inventories	221.6	205.9
Deferred income taxes	8.8	9.1
Other current assets	31.6	24.0
Assets of discontinued operations	—	23.7

Total current assets	624.1	620.7

Total property, plant and equipment	487.9	474.1
Less accumulated depreciation	(328.7)	(310.9)

Property, plant and equipment, net	159.2	163.2
Deferred income taxes	11.0	10.6
Goodwill	139.8	136.9
Identifiable intangibles, net	135.1	137.0
Other assets	66.6	71.8
Assets of discontinued operations	—	9.4

Total assets	$1,135.8	$1,149.6

Liabilities and Stockholders’ Deficit
Current liabilities:
Notes payable to banks	$0.3	$—
Current portion of long-term debt	0.2	0.2
Accounts payable	106.0	110.3
Accrued compensation	19.7	23.9
Accrued customer program liabilities	61.0	72.8
Accrued interest	21.7	22.0
Other current liabilities	72.5	84.1
Liabilities of discontinued operations	3.4	14.6

Total current liabilities	284.8	327.9

Long-term debt	716.8	727.4
Deferred income taxes	84.0	81.2
Pension and post retirement benefit obligations	64.9	74.9
Other non-current liabilities	13.6	12.7
Liabilities of discontinued operations	—	5.3

Total liabilities	1,164.1	1,229.4

Stockholders’ deficit:
Common stock	0.6	0.6
Treasury stock	(1.7)	(1.5)
Paid-in capital	1,404.0	1,401.1
Accumulated other comprehensive loss	(72.9)	(86.1)
Accumulated deficit	(1,358.3)	(1,393.9)

Total stockholders’ deficit	(28.3)	(79.8)

Total liabilities and stockholders’ deficit	$1,135.8	$1,149.6

See notes to condensed consolidated financial statements.

ACCO Brands Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30,		Six Months Ended June 30,
(in millions of dollars, except per share data)	2011	2010	2011	2010
Net sales	$330.2	$305.2	$628.6	$605.7
Cost of products sold	224.7	210.7	433.9	420.2

Gross profit	105.5	94.5	194.7	185.5

Operating costs and expenses:
Advertising, selling, general and administrative expenses	73.6	68.6	147.9	137.4
Amortization of intangibles	1.6	1.6	3.3	3.4
Restructuring income	(0.3)	(0.7)	(0.4)	(0.8)

Total operating costs and expenses	74.9	69.5	150.8	140.0

Operating income	30.6	25.0	43.9	45.5

Non-operating (income) expense:
Interest expense, net	19.5	19.7	38.7	39.2
Equity in earnings of joint ventures	(1.2)	(1.1)	(2.4)	(2.3)
Other expense (income), net	—	0.2	(0.2)	1.1

Income from continuing operations before income taxes	12.3	6.2	7.8	7.5
Income tax expense	6.0	1.9	10.5	8.4

Income (loss) from continuing operations	6.3	4.3	(2.7)	(0.9)
Income from discontinued operations, net of income taxes	37.4	0.6	38.3	1.1

Net income	$43.7	$4.9	$35.6	$0.2

Per share:
Basic earnings (loss) per share:
Income (loss) from continuing operations	$0.11	$0.08	$(0.05)	$(0.02)
Income from discontinued operations	$0.68	$0.01	$0.69	$0.02
Basic earnings per share	$0.79	$0.09	$0.65	$—

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.11	$0.08	$(0.05)	$(0.02)
Income from discontinued operations	$0.64	$0.01	$0.69	$0.02
Diluted earnings per share	$0.75	$0.09	$0.65	$—

Weighted average number of shares outstanding:
Basic	55.2	54.8	55.1	54.7
Diluted	58.0	57.2	55.1	54.7

See notes to condensed consolidated financial statements.

ACCO Brands Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(in millions of dollars)	2011	2010
Operating activities
Net income	$35.6	$0.2
Asset impairment and other non-cash charges	—	0.4
(Gain) loss on sale of assets	(40.8)	0.1
Depreciation	13.9	15.0
Amortization of debt issuance costs and bond discount	3.3	3.2
Amortization of intangibles	3.3	3.5
Stock-based compensation	2.8	2.4
Changes in balance sheet items:
Accounts receivable	15.7	10.4
Inventories	(10.2)	(16.1)
Other assets	(5.6)	(9.6)
Accounts payable	(7.7)	13.8
Accrued expenses and other liabilities	(42.2)	(24.9)
Accrued income taxes	0.6	3.3
Equity in earnings of joint ventures, net of dividends received	2.4	2.0

Net cash provided (used) by operating activities	(28.9)	3.7
Investing activities
Additions to property, plant and equipment	(7.1)	(4.9)
Assets acquired	(1.4)	(0.8)
Proceeds (payments) from the sale of discontinued operations	54.6	(3.7)
Proceeds from the disposition of assets	0.2	0.3
Other	0.6	—

Net cash provided (used) by investing activities	46.9	(9.1)
Financing activities
Repayments of long-term debt	(11.0)	(0.1)
Borrowings (repayments) of short-term debt, net	0.3	(0.1)
Cost of debt issuance	—	(0.7)
Other	(0.2)	(0.1)

Net cash used by financing activities	(10.9)	(1.0)
Effect of foreign exchange rate changes on cash	2.4	(2.7)

Net increase (decrease) in cash and cash equivalents	9.5	(9.1)
Cash and cash equivalents
Beginning of period	83.2	43.6

End of period	$92.7	$34.5

See notes to condensed consolidated financial statements.

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

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

The condensed consolidated balance sheet as of June 30, 2011, the related condensed consolidated statements of operations for the three and six months ended June 30, 2011 and 2010 and the related condensed consolidated statements of cash flows for the six months ended June 30, 2011 and 2010 are unaudited. The December 31, 2010 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required annually by accounting principles generally accepted in the United States. In the opinion of management, all adjustments consisting of only normal recurring adjustments necessary for a fair presentation of the financial statements have been included. Interim results may not be indicative of results for a full year.

The Company has sold its GBC Fordigraph Pty Ltd business to The Neopost Group as of May 31, 2011. This business was part of the ACCO Brands International segment. The GBC Fordigraph Pty Ltd business has been reclassified as a discontinued operation on the condensed consolidated statements of operations and condensed consolidated balance sheet for all periods presented in this Quarterly Report on Form 10-Q. Prior year amounts included herein have been restated to conform to the current year presentation. The cash flows from discontinued operations have not been separately classified on the accompanying consolidated statement of cash flows.

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

In June 2011 the FASB issued an update, ASU No. 2011-5, to existing standards on comprehensive income (ASC Topic 220). ASU No. 2011-5 was issued to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. ASU No. 2011-5 is effective for interim periods ending after December 15, 2011. The Company currently believes that the adoption of this accounting standard will not have a significant impact on its consolidated financial statements or results of operations.

3.	Long-term Debt and Short-term Borrowings

Notes payable and long-term debt consisted of the following at June 30, 2011 and December 31, 2010:

(in millions of dollars)	June 30, 2011	December 31, 2010
Senior Secured Notes, due March 2015, net of discount(1) (fixed interest rate of 10.625%)	$454.9	$454.3
U.S. Dollar Senior Subordinated Notes, due August 2015 (fixed interest rate of 7.625%)	260.3	271.3
Other borrowings	2.1	2.0

Total debt	717.3	727.6
Less: current portion	(0.5)	(0.2)

Total long-term debt	$716.8	$727.4

(1)	Represents unamortized original issue discount of $5.1 million and $5.7 million as of June 30, 2011 and December 31, 2010, respectively, which is amortizable through March 15, 2015.

During the second quarter of 2011 the Company redeemed $11.0 million of its Senior Subordinated Notes.

As of June 30, 2011, the amount available for borrowing under the Company’s senior secured asset-based revolving credit facility (the “ABL Facility”) was $167.2 million (allowing for $6.8 million of letters of credit outstanding and borrowing base limitations).

Compliance with Loan Covenants

As of and for the period ended June 30, 2011, the Company was in compliance with all applicable loan covenants.

The ABL Facility would not be affected by a change in the Company’s credit rating.

4.	Pension and Other Retiree Benefits

The components of net periodic benefit cost for pension and postretirement plans for the three and six months ended June 30, 2011 and 2010 are as follows:

	Three Months Ended June 30,
	Pension Benefits				Postretirement
	U.S.		International
(in millions of dollars)	2011	2010	2011	2010	2011	2010
Service cost	$—	$—	$0.5	$0.5	$—	$0.1
Interest cost	2.1	2.3	3.7	3.5	0.2	0.1
Expected return on plan assets	(2.7)	(2.6)	(4.0)	(3.7)	—	—
Amortization of prior service cost	—	—	—	0.1	—	—
Amortization of net loss (gain)	1.1	0.7	1.0	1.2	(0.2)	(0.2)

Total net periodic benefit cost	$0.5	$0.4	$1.2	$1.6	$—	$—

	Six Months Ended June 30,
	Pension Benefits				Postretirement
	U.S.		International
(in millions of dollars)	2011	2010	2011	2010	2011	2010
Service cost	$—	$—	$1.1	$1.1	$0.1	$0.1
Interest cost	4.3	4.5	7.4	7.2	0.3	0.3
Expected return on plan assets	(5.4)	(5.2)	(8.0)	(7.5)	—	—
Amortization of prior service cost	—	—	0.1	0.1	—	—
Amortization of net loss (gain)	2.2	1.5	1.9	2.4	(0.3)	(0.4)

Total net periodic benefit cost	$1.1	$0.8	$2.5	$3.3	$0.1	$—

The Company expects to contribute approximately $16.1 million to its defined benefit plans in 2011. For the six months ended June 30, 2011, the Company has contributed $11.5 million to those plans.

5.	Stock-Based Compensation

The following table summarizes the Company’s stock-based compensation expense (including stock options, stock-settled stock appreciation rights (“SSARs”), restricted stock units (“RSUs”) and performance stock units (“PSUs”)) for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions of dollars)	2011	2010	2011	2010
Stock option expense	$0.1	$0.1	$0.2	$0.2
SSAR expense	0.1	0.1	0.1	0.1
RSU expense	1.2	1.1	1.8	1.6
PSU expense	0.6	0.3	0.7	0.5

Total	$2.0	$1.6	$2.8	$2.4

During the first quarter of 2011 the Board of Directors approved a stock compensation grant of 500,000 RSUs for the Company’s Chairman and Chief Executive Officer. During the second quarter of 2011, the Company’s Board of Directors approved an additional stock compensation grant to eligible employees and non-employee directors, which consisted of 642,300 stock options, 356,516 RSUs and 762,100 PSUs.

The Company generally recognizes compensation expense for its stock-based awards ratably over the vesting period. Stock-based compensation expense for the three and six months ended June 30, 2011 includes $0.6 million of expense related to restricted stock units granted to non-employee directors, which became fully vested on the grant date. Unrecognized compensation expense related to unvested stock options, SSARs, RSUs and PSUs was $2.3 million, $0.2 million, $6.3 million and $7.5 million, respectively, as of June 30, 2011. The unrecognized compensation expense related to stock options, SSARs, RSUs and PSUs will be recognized over a weighted-average period of 3.0 years, 1.0 years, 3.0 years and 2.2 years, respectively.

6.	Inventories

Inventories are stated at the lower of cost or market value. The components of inventories are as follows:

(in millions of dollars)	June 30, 2011	December 31, 2010
Raw materials	$28.0	$28.3
Work in process	5.9	4.5
Finished goods	187.7	173.1

Total inventories	$221.6	$205.9

7.	Goodwill and Identifiable Intangibles

Goodwill

As more fully described in the Company’s 2010 annual report on Form 10-K, the Company tests goodwill for impairment at least annually, normally in the second quarter, and on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. The Company performed this assessment in the second quarter of 2011 and concluded that no impairment exists.

Changes in the net carrying amount of goodwill by segment were as follows:

(in millions of dollars)	ACCO Brands Americas	ACCO Brands International	Computer Products Group	Total
Balance at December 31, 2010	$90.2	$39.9	$6.8	$136.9
Translation	1.0	1.9	—	2.9

Balance at June 30, 2011	$91.2	$41.8	$6.8	$139.8

Goodwill	$222.1	$126.0	$6.8	$354.9
Accumulated impairment losses	(130.9)	(84.2)	—	(215.1)

Balance at June 30, 2011	$91.2	$41.8	$6.8	$139.8

Identifiable Intangible Assets

The gross carrying value and accumulated amortization by class of identifiable intangible assets as of June 30, 2011 and December 31, 2010 are as follows:

	June 30, 2011				December 31, 2010
(in millions of dollars)	Gross Carrying Amounts	Accumulated Amortization		Net Book Value	Gross Carrying Amounts	Accumulated Amortization		Net Book Value
Indefinite-lived intangible assets:
Trade names	$139.2	$(44.5	) (1)	$94.7	$138.5	$(44.5	) (1)	$94.0
Amortizable intangible assets:
Trade names	59.4	(27.4)		32.0	58.2	(25.3)		32.9
Customer and contractual relationships	26.8	(21.1)		5.7	26.3	(19.5)		6.8

Patents/proprietary technology	10.8	(8.1)		2.7	10.4	(7.1)		3.3

Subtotal	97.0	(56.6)		40.4	94.9	(51.9)		43.0

Total identifiable intangibles	$236.2	$(101.1)		$135.1	$233.4	$(96.4)		$137.0

(1)	Accumulated amortization prior to the adoption of authoritative guidance on goodwill and other intangible assets.

The Company’s intangible amortization expense was $1.6 million and $1.6 million for the three months ended June 30, 2011 and 2010, respectively, and $3.3 million and $3.4 million for the six months ended June 30, 2011 and 2010, respectively. Estimated 2011 amortization expense is $6.3 million, and is expected to decline by approximately $0.7 million for each of the five years following.

8.	Restructuring and Other Charges

The Company had initiated significant restructuring actions associated with the merger of ACCO Brands Corporation and General Binding Corporation that resulted in the closure or consolidation of facilities that were engaged in manufacturing and distributing the Company’s products, primarily in North America and Europe, or which resulted in a reduction in overall employee headcount. The Company’s restructuring actions are now complete and no additional restructuring charges were initiated in the first six months of 2010 or 2011. Employee termination costs include the release of reserves no longer required. However, cash disbursements will continue throughout 2011 for obligations outstanding as of December 31, 2010.

A summary of the activity in the restructuring accounts and a reconciliation of the liability for, and as of, the six months ended June 30, 2011 are as follows:

(in millions of dollars)	Balance at December 31, 2010	Total Provision	Cash Expenditures	Non-cash Items/ Currency Change	Balance at June 30, 2011

Employee termination costs	$2.2	$(0.3)	$(0.6)	$0.1	$1.4
Termination of lease agreements	3.0	—	(0.5)	0.1	2.6

Total restructuring liability	$5.2	$(0.3)	$(1.1)	$0.2	$4.0

Management expects the $1.4 million of employee termination costs to be substantially paid within the next twelve months. Cash payments associated with lease termination costs of $2.6 million are expected to continue until the last lease terminates in 2013.

In addition to the recognition of the restructuring costs described above, in the first quarter of 2011 the Company initiated plans to rationalize its European operations. The associated costs primarily relate to employee terminations, which were accounted for as regular business expenses and are expected to be largely offset by associated savings realized during the remainder of the 2011 year. These costs totaled $0.4 million and $4.3 million during the three months and six months ended June 30, 2011 and are included within advertising, selling, general and administrative expenses in the Consolidated Statements of Operations.

A summary of the activity in the rationalization charges and a reconciliation of the liability for, and as of, the six months ended June 30, 2011 are as follows:

(in millions of dollars)	Balance at December 31, 2010	Total Provision	Cash Expenditures	Non-cash Items/ Currency Change	Balance at June 30, 2011

Employee termination costs/liability	$—	$4.3	$(2.6)	$0.1	$1.8

Management expects the $1.8 million of employee termination costs to be substantially paid within the next nine months.

9.	Income Taxes

For the three months ended June 30, 2011, the Company recorded income tax expense from continuing operations of $6.0 million on income before taxes of $12.3 million. This compares to an income tax expense from continuing operations of $1.9 million on income before taxes of $6.2 million in the second quarter of 2010. The high effective tax rate for 2011 is due to no tax benefits being provided on losses incurred in the U.S. and certain foreign jurisdictions where valuation reserves are recorded against future tax benefits. The effective tax rate for 2010 of 30.6% is due to no tax benefit being provided on losses incurred in the U.S. and certain foreign jurisdictions where valuation reserves are recorded against future tax benefits, offset by a benefit of $2.8 million for the correction of an error that increased net income by $2.8 million through an increase in deferred tax assets and a corresponding reduction in income tax expense.

For the six months ended June 30, 2011, the Company recorded income tax expense from continuing operations of $10.5 million on income before taxes of $7.8 million. This compares to income tax expense from continuing operations of $8.4 million on income before taxes of $7.5 million for the six months ended June 30, 2010. The high effective tax rates for 2011 and 2010 are due to no tax benefits being provided on losses incurred in the U.S. and certain foreign jurisdictions where valuation reserves are recorded against future tax benefits, with 2010 partially offset by the benefit of $2.8 million discussed above.

The reconciliation of income taxes for the three and six months ended June 30, 2011 and 2010, computed at the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions of dollars)	2011	2010	2011	2010
Income tax expense computed at U.S. statutory income tax rate	$4.3	$2.2	$2.8	$2.6
Increase of U.S. valuation allowance	3.0	3.0	9.5	8.4
Correction of prior period deferred taxes	—	(2.8)	—	(2.8)
Other	(1.3)	(0.5)	(1.8)	0.2

Income taxes as reported	$6.0	$1.9	$10.5	$8.4

The U.S. federal statute of limitations related to income tax returns remains open for the year 2007 and onward. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from 3 to 5 years. Years still open to examination by foreign tax authorities in major jurisdictions include Canada (2006 forward) and the United Kingdom (2008 forward). The Company is currently under examination in the United States and in various foreign jurisdictions.

10.	Earnings per Share

Total outstanding shares as of June 30, 2011 and 2010 were 55.2 million and 54.9 million, respectively. The calculation of basic earnings per common share is based on the weighted average number of common shares outstanding in the year, or period, over which they were outstanding. The Company’s calculation of diluted earnings per common share assumes that any common shares outstanding were increased by shares that would be issued upon exercise of those stock units for which the average market price for the period exceeds the exercise price; less, the shares that could have been purchased by the Company with the related proceeds, including compensation expense measured but not yet recognized, net of tax.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2011	2010	2011	2010
Weighted average number of common shares outstanding — basic	55.2	54.8	55.1	54.7
Employee stock options	0.1	0.1	0.1	0.1
Stock-settled stock appreciation rights	1.8	2.1	1.9	2.2
Restricted stock units	0.9	0.2	0.8	0.2

Adjusted weighted-average shares and assumed conversions — diluted(1)	58.0	57.2	57.9	57.2

(1)

Due to the loss from continuing operations during the six months ended June 30, 2011 and 2010, the denominator in the diluted earnings per share calculation does not include the effects of the stock awards for which the average market price for the period exceeds the exercise price, as it would result in a less dilutive computation. As a result, reported diluted earnings per share for the six months ended June 30, 2011 and 2010 are the same as basic earnings per share.

Awards of shares representing approximately 4.4 million and 4.9 million as of June 30, 2011 and 2010, respectively, of potentially dilutive shares of common stock were outstanding and are not included in the computation of dilutive earnings per share as their effect would have been anti-dilutive as such options’ exercise prices were higher than the average market price during the period.

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

The date on which the Company enters into a derivative, the derivative is designated as a hedge of the identified exposure. The Company measures the effectiveness of its hedging relationships both at hedge inception and on an ongoing basis.

Forward Currency Contracts

The Company enters into forward foreign currency contracts to reduce the effect of fluctuating foreign currencies, primarily on foreign denominated inventory purchases and intercompany loans. The majority of the Company’s exposure to local currency movements is in Europe, Australia, Canada, Mexico and Japan.

Forward currency contracts used to hedge foreign denominated inventory purchases are designated as a cash flow hedge. Unrealized gains and losses on these contracts for inventory purchases are deferred in other comprehensive income until the contracts are settled and the underlying hedged transactions are recognized, at which time the deferred gains or losses will be reported in the “Cost of products sold” line in the Condensed Consolidated Statements of Operations. As of June 30, 2011 and December 31, 2010, the Company had cash flow designated foreign exchange contracts outstanding with a U.S. dollar equivalent notional value of $87.1 million and $84.9 million, respectively.

Forward currency contracts used to hedge foreign denominated intercompany loans are not designated as hedging instruments. Gains and losses on these derivative instruments are recognized within Other expense, net in the Condensed Consolidated Statements of Operations and are largely offset by the changes in the fair value of the hedged item. As of June 30, 2011 and December 31, 2010, the Company had undesignated foreign exchange contracts outstanding with a U.S. dollar equivalent notional value of $90.1 million and $92.7 million, respectively.

The periods of the forward foreign exchange contracts correspond to the periods of the hedged transactions, and do not extend beyond June 2012.

The following table summarizes the fair value of the Company’s derivative financial instruments as of June 30, 2011 and December 31, 2010, respectively.

	Fair Value of Derivative Instruments
	Derivative Assets			Derivative Liabilities
(in millions of dollars)	Balance Sheet Location	June 30, 2011	Dec. 31, 2010	Balance Sheet Location	June 30, 2011	Dec. 31, 2010
Derivatives designated as hedging instruments:
Foreign exchange contracts	Other current assets	$0.4	$0.7	Other current liabilities	$3.1	$2.4

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current assets	1.1	1.4	Other current liabilities	0.1	0.8

Total derivatives		$1.5	$2.1		$3.2	$3.2

The following table summarizes the pre-tax effect of the Company’s derivative financial instruments on the Consolidated Financial Statements for the three and six months ended June 30, 2011 and 2010, respectively.

	The Effect of Derivative Instruments in Cash Flow Hedging Relationships on the Consolidated Financial Statements for the Three Months Ended June 30, 2011 and 2010
(in millions of dollars)	Amount of (Gain) Loss Recognized in OCI (Effective Portion)		Location of (Gain) Loss Reclassified from OCI to Income	Amount of (Gain) Loss Reclassified from AOCI to Income (Effective Portion)
	2011	2010		2011	2010
Cash flow hedges:
Foreign exchange contracts	$2.1	$(2.5)	Cost of products sold	$2.5	$(1.1)
			Income from discontinued operations, net of income taxes	0.2	0.2

Total	$2.1	$(2.5)		$2.7	$(0.9)

	The Effect of Derivative Instruments in Cash Flow Hedging Relationships on the Consolidated Financial Statements for the Six Months Ended June 30, 2011 and 2010
(in millions of dollars)	Amount of (Gain) Loss Recognized in OCI (Effective Portion)		Location of (Gain) Loss Reclassified from OCI to Income	Amount of (Gain) Loss Reclassified from AOCI to Income (Effective Portion)
	2011	2010		2011	2010
Cash flow hedges:
Foreign exchange contracts	$5.5	$(3.3)	Cost of products sold	$4.4	$(1.1)
			Income from discontinued operations, net of income taxes	0.5	0.5

Total	$5.5	$(3.3)		$4.9	$(0.6)

	The Effect of Derivatives Not Designated as Hedging Instruments on the Consolidated Statements of Operations
	Location of (Gain) Loss Recognized in Income on Derivatives	Amount of (Gain) Loss Recognized in Income Three Months Ended June 30,		Amount of (Gain) Loss Recognized in Income Six Months Ended June 30,
(in millions of dollars)		2011	2010	2011	2010
Foreign exchange contracts	Other (income) expense	$(0.6)	$(0.3)	$0.2	$(4.2)

12.	Fair Value of Financial Instruments

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

The Company utilizes the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company has determined that its financial assets and liabilities are Level 2 in the fair value hierarchy. The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
Assets:
Forward currency contracts	$1.5	$2.1
Liabilities:
Forward currency contracts	$3.2	$3.2

The Company’s forward currency contracts are included in Other Current Assets or Other Current Liabilities and mature within 12 months. The forward foreign currency exchange contracts are primarily valued based on the foreign currency spot and forward rates quoted by the banks or foreign currency dealers. As such, these derivative instruments are classified within Level 2.

The fair values of cash and cash equivalents, notes payable to banks, accounts receivable and accounts payable approximate carrying amounts due principally to their short maturities. The carrying amount of total debt was $717.3 million and $727.6 million and the estimated fair value of total debt was $770.1 million and $794.5 million at June 30, 2011 and December 31, 2010, respectively. The fair values are determined from quoted market prices, where available, and from investment bankers using current interest rates considering credit ratings and the remaining terms of maturity.

13.	Comprehensive Income (Loss)

Comprehensive income (loss) is defined as net income (loss) and other changes in stockholders’ equity from transactions and other events from sources other than stockholders. The table below presents total comprehensive income (loss) for the three and six months ended June 30, 2011 and 2010, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions of dollars)	2011	2010	2011	2010
Net income	$43.7	$4.9	$35.6	$0.2
Other comprehensive income (loss), net of tax
Derivative instruments, net of tax	0.4	1.1	(0.8)	2.5
Amortization of costs associated with pension and post- retirement benefit obligations, net of tax	1.6	1.7	1.2	6.5
Currency translation adjustments	1.0	(17.0)	12.8	(20.0)

Other comprehensive income (loss)	3.0	(14.2)	13.2	(11.0)

Comprehensive income (loss)	$46.7	$(9.3)	$48.8	$(10.8)

14.	Information on Business Segments

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

As discussed in Note 1, during the second quarter of 2011 the Company sold its GBC Fordigraph Pty Ltd business which was formerly part of the ACCO Brands International segment and is included in the financial statement caption “Discontinued Operations.” The ACCO Brands International segment is now presented on a continuing operations basis excluding the GBC Fordigraph Pty Ltd business.

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

Financial information by reportable segment is set forth below.

Net sales by business segment are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions of dollars)	2011	2010	2011	2010
ACCO Brands Americas	$175.7	$169.9	$327.9	$328.5
ACCO Brands International	105.8	93.2	210.7	195.4
Computer Products Group	48.7	42.1	90.0	81.8

Net sales	$330.2	$305.2	$628.6	$605.7

Operating income by business segment is as follows (1):

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions of dollars)	2011	2010	2011	2010
ACCO Brands Americas	$14.5	$14.4	$20.0	$22.7
ACCO Brands International	9.0	4.9	13.1	14.0
Computer Products Group	13.1	10.7	22.4	18.8

Segment operating income	36.6	30.0	55.5	55.5
Corporate	(6.0)	(5.0)	(11.6)	(10.0)

Operating income	30.6	25.0	43.9	45.5
Interest expense	19.5	19.7	38.7	39.2
Equity in earnings of joint ventures	(1.2)	(1.1)	(2.4)	(2.3)
Other (income) expense, net	—	0.2	(0.2)	1.1

Income from continuing operations before income taxes	$12.3	$6.2	$7.8	$7.5

(1)

Operating income as presented in the segment table above is defined as i) net sales; ii) less cost of products sold; iii) less advertising, selling, general and administrative expenses; iv) less amortization of intangibles; v) less restructuring and vi) less asset impairment charges.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions of dollars)	2011	2010	2011	2010
Net sales	$39.3	$35.0	$76.6	$69.9
Gross profit	22.0	19.5	42.6	38.8
Operating income	4.0	3.5	7.7	7.4
Net income	2.6	2.3	5.1	4.8

(in millions of dollars)	June 30, 2011	December 31, 2010

Current assets	$84.9	$89.6
Non-current assets	39.7	37.9
Current liabilities	39.0	37.6
Non-current liabilities	21.7	23.8

16.	Commitments and Contingencies

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

In June of 2011, and with effect from May 31, 2011, the Company sold its GBC Fordigraph Pty Ltd business to The Neopost Group. The Australia-based business was formerly part of the ACCO Brands International segment and is included in the financial statements as discontinued operations. The GBC Fordigraph business represented approximately $46 million in annual net sales for the year ended December 31, 2010. The Company has received net proceeds of $54.8 million and anticipates pre-tax net proceeds of $53.0 million, inclusive of working capital adjustments and estimated selling costs. In connection with this transaction, in the second quarter of 2011, the Company recorded a gain on sale of $36.9 million, net of tax.

Also included in discontinued operations are the results of the Company’s commercial print finishing business, which was sold during the second quarter of 2009. During each of the six month periods ended June 30, 2011 and 2010, the Company recorded expenses of $0.2 million attributable to the wind-down of the disposed operations.

The operating results and financial position of discontinued operations are as follows:

(in millions, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Operating Results:
Net sales	$8.0	$11.3	$19.9	$21.6

Income from operations before income taxes	1.0	1.2	2.2	1.9

Gain (loss) on sale before income taxes	41.8	(0.3)	41.8	(0.2)
Income tax expense	5.4	0.3	5.7	0.6

Income from discontinued operations	$37.4	$0.6	$38.3	$1.1

Per share:
Basic income from discontinued operations	$0.68	$0.01	$0.69	$0.02

Diluted income from discontinued operations	$0.64	$0.01	$0.69	$0.02

(in millions of dollars)	June 30, 2011	December 31, 2010
Financial Position:
Current assets	$—	$23.7
Long-term assets	—	9.4

Total assets	$—	$33.1

Current liabilities	$3.4	$14.6
Long-term liabilities	—	5.3

Total liabilities	$3.4	$19.9

Remaining liabilities related to discontinued operations consist principally of selling costs related to the sale of GBC Fordigraph and litigation accruals. These liabilities are expected to be settled within the next twelve months.

18.	Condensed Consolidated Financial Information

The Company’s 100% owned domestic subsidiaries have jointly/severally, fully and unconditionally guaranteed our existing Senior Secured Notes and Senior Subordinated Notes. Rather than filing separate financial statements for each guarantor subsidiary with the Securities and Exchange Commission, the Company has elected to present the following condensed consolidating financial statements, which detail the results of operations and cash flows for the six months ended June 30, 2011 and 2010 and balance sheet as of June 30, 2011 and December 31, 2010 of the Company and its guarantor and non-guarantor subsidiaries (in each case carrying investments under the equity method), and the eliminations necessary to arrive at the reported consolidated financial statements of the Company.

Condensed Consolidating Balance Sheets (Unaudited)

	June 30, 2011
(in millions of dollars)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$50.1	$14.8	$27.8	$—	$92.7
Accounts receivable, net	—	93.1	176.3	—	269.4
Inventories	—	111.2	110.4	—	221.6
Receivables from affiliates	177.8	55.1	37.7	(270.6)	—
Deferred income taxes	3.0	—	5.8	—	8.8
Other current assets	2.8	15.0	13.8	—	31.6

Total current assets	233.7	289.2	371.8	(270.6)	624.1
Property, plant and equipment, net	0.8	80.3	78.1	—	159.2
Deferred income taxes	1.0	—	10.0	—	11.0
Goodwill	—	70.6	69.2	—	139.8
Identifiable intangibles, net	57.9	52.0	25.2	—	135.1
Other assets	17.1	6.4	43.1	—	66.6
Investment in, long-term receivable from, affiliates	708.8	687.0	200.0	(1,595.8)	—

Total assets	$1,019.3	$1,185.5	$797.4	$1,866.4)	$1,135.8

Liabilities and Stockholders’ (Deficit) Equity
Current liabilities
Notes payable to banks	$—	$—	$0.3	$—	$0.3
Current portion of long-term debt	0.1	0.1	—	—	0.2
Accounts payable	—	55.1	50.9	—	106.0
Accrued compensation	1.3	7.6	10.8	—	19.7
Accrued customer program liabilities	—	20.2	40.8	—	61.0
Accrued interest	21.7	—	—	—	21.7
Other current liabilities	1.6	21.9	49.0	—	72.5
Payables to affiliates	59.1	366.2	278.9	(704.2)	—
Liabilities of discontinued operations	—	0.3	3.1	—	3.4

Total current liabilities	83.8	471.4	433.8	(704.2)	284.8
Long-term debt	716.5	0.2	0.1	—	716.8
Long-term notes payable to affiliates	178.2	16.4	—	(194.6)	—
Deferred income taxes	62.1	—	21.9	—	84.0
Pension and post-retirement benefit obligations	4.6	32.7	27.6	—	64.9
Other non-current liabilities	2.4	5.8	5.4	—	13.6

Total liabilities	1,047.6	526.5	488.8	(898.8)	1,164.1
Stockholders’ (deficit) equity	—	—	—	—	—
Common stock	0.6	561.3	76.0	(637.3)	0.6
Treasury stock	(1.7)	—	—	—	(1.7)
Paid-in capital	1,404.0	695.0	339.6	(1,034.6)	1,404.0
Accumulated other comprehensive income (loss)	(72.9)	(44.9)	6.8	38.1	(72.9)
Accumulated deficit	(1,358.3)	(552.4)	(113.8)	666.2	(1,358.3)

Total stockholders’ (deficit) equity	(28.3)	659.0	308.6	(967.6)	(28.3)

Total liabilities and stockholders’ (deficit) equity	$1,019.3	$1,185.5	$797.4	$(1,866.4)	$1,135.8

Condensed Consolidating Balance Sheets

	December 31, 2010
(in millions of dollars)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$39.5	$(0.4)	$44.1	$—	$83.2
Accounts receivable, net	—	87.5	187.3	—	274.8
Inventories	—	100.2	105.7	—	205.9
Receivables from affiliates	235.5	58.5	38.1	(332.1)	—
Deferred income taxes	3.0	—	6.1	—	9.1
Other current assets	2.5	11.6	9.9	—	24.0
Assets of discontinued operations	—	—	23.7	—	23.7

Total current assets	280.5	257.4	414.9	(332.1)	620.7
Property, plant and equipment, net	1.0	85.6	76.6	—	163.2
Deferred income taxes	0.9	—	9.7	—	10.6
Goodwill	—	70.5	66.4	—	136.9
Identifiable intangibles, net	57.9	53.8	25.3	—	137.0
Other assets	21.6	6.3	43.9	—	71.8
Investment in, long-term receivable from, affiliates	616.9	711.4	200.0	(1,528.3)	—
Assets of discontinued operations	—	—	9.4	—	9.4

Total assets	$978.8	$1,185.0	$846.2	$(1,860.4)	$1,149.6

Liabilities and Stockholders’ (Deficit) Equity
Current liabilities
Current portion of long-term debt	$0.1	0.1	$—	$—	$0.2
Accounts payable	—	60.4	49.9	—	110.3
Accrued compensation	1.6	10.0	12.3	—	23.9
Accrued customer program liabilities	—	24.6	48.2	—	72.8
Accrued interest	22.0	—	—	—	22.0
Other current liabilities	2.2	23.7	58.2	—	84.1
Payables to affiliates	60.9	427.2	277.5	(765.6)	—
Liabilities of discontinued operations	—	0.6	14.0	—	14.6

Total current liabilities	86.8	546.6	460.1	(765.6)	327.9
Long-term debt	727.1	0.3	—	—	727.4
Long-term notes payable to affiliates	178.2	16.4	1.7	(196.3)	—
Deferred income taxes	59.6	—	21.6	—	81.2
Pension and post retirement benefit obligations	4.7	39.9	30.3	—	74.9
Other non-current liabilities	2.2	5.6	4.9	—	12.7
Liabilities of discontinued operations	—	—	5.3	—	5.3

Total liabilities	1,058.6	608.8	523.9	(961.9)	1,229.4
Stockholders’ (deficit) equity
Common stock	0.6	561.3	76.0	(637.3)	0.6
Treasury stock	(1.5)	—	—	—	(1.5)
Paid-in capital	1,401.1	632.0	336.4	(968.4)	1,401.1
Accumulated other comprehensive income (loss)	(86.1)	(47.0)	(4.4)	51.4	(86.1)
Accumulated deficit	(1,393.9)	(570.1)	(85.7)	655.8	(1,393.9)

Total stockholders’ (deficit) equity	(79.8)	576.2	322.3	(898.5)	(79.8)

Total liabilities and stockholders’ (deficit) equity	$978.8	$1,185.0	$846.2	$(1,860.4)	$1,149.6

Condensed Consolidating Income Statements (Unaudited)

	Three months ended June 30, 2011
(in millions of dollars)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Unaffiliated sales	$—	$160.8	$169.4	$—	$330.2
Affiliated sales	—	4.7	2.1	(6.8)	—

Net sales	—	165.5	171.5	(6.8)	330.2
Cost of products sold	—	117.3	114.2	(6.8)	224.7

Gross profit	—	48.2	57.3	—	105.5
Advertising, selling, general and administrative expenses	6.6	35.0	32.0	—	73.6
Amortization of intangibles	—	0.9	0.7	—	1.6
Restructuring income	—	—	(0.3)	—	(0.3)

Operating (loss) income	(6.6)	12.3	24.9	—	30.6

Interest (income) expense from affiliates	(0.3)	—	0.3	—	—
Interest expense, net	17.0	2.6	(0.1)	—	19.5
Equity in (earnings) losses of joint ventures	—	0.1	(1.3)	—	(1.2)
Other expense (income), net	(0.1)	(5.1)	5.2	—	—

(Loss) income before taxes and earnings of wholly owned subsidiaries	(23.2)	14.7	20.8	—	12.3
Income tax expense	1.5	—	4.5	—	6.0

Income (loss) from continuing operations	(24.7)	14.7	16.3	—	6.3
Income (loss) from discontinued operations, net of income taxes	—	(0.1)	37.5	—	37.4

Income (loss) before earnings of wholly owned subsidiaries	(24.7)	14.6	53.8	—	43.7
Earnings of wholly owned subsidiaries	68.4	50.9	—	(119.3)	—

Net income (loss)	$43.7	$65.5	$53.8	$(119.3)	$43.7

	Three months ended June 30, 2010
(in millions of dollars)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Unaffiliated sales	$—	$157.6	$147.6	$—	$305.2
Affiliated sales	—	4.9	1.3	(6.2)	—

Net sales	—	162.5	148.9	(6.2)	305.2
Cost of products sold	—	115.9	101.0	(6.2)	210.7

Gross profit	—	46.6	47.9	—	94.5
Advertising, selling, general and administrative expenses	5.7	33.6	29.3	—	68.6
Amortization of intangibles	—	1.0	0.6	—	1.6
Restructuring income	—	(0.3)	(0.4)	—	(0.7)

Operating (loss) income	(5.7)	12.3	18.4	—	25.0

Interest (income) expense from affiliates	(0.3)	—	0.3	—	—
Interest expense, net	19.5	—	0.2	—	19.7
Equity in (earnings) losses of joint ventures	—	0.1	(1.2)	—	(1.1)
Other expense (income), net	0.1	(4.2)	4.3	—	0.2

(Loss) income before taxes and earnings of wholly owned subsidiaries	(25.0)	16.4	14.8	—	6.2
Income tax expense	1.5	—	0.4	—	1.9

Income (loss) from continuing operations	(26.5)	16.4	14.4	—	4.3
Income (loss) from discontinued operations, net of income taxes	—	(0.3)	0.9	—	0.6

Income (loss) before earnings of wholly owned subsidiaries	(26.5)	16.1	15.3	—	4.9
Earnings of wholly owned subsidiaries	31.4	14.0	—	(45.4)	—

Net income (loss)	$4.9	$30.1	$15.3	$(45.4)	$4.9

	Six months ended June 30, 2011
(in millions of dollars)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Unaffiliated sales	$—	$295.8	$332.8	$—	$628.6
Affiliated sales	—	9.4	3.2	(12.6)	—

Net sales	—	305.2	336.0	(12.6)	628.6
Cost of products sold	—	220.0	226.5	(12.6)	433.9

Gross profit	—	85.2	109.5	—	194.7
Advertising, selling, general and administrative expenses	12.6	69.6	65.7	—	147.9
Amortization of intangibles	—	1.8	1.5	—	3.3
Restructuring income	—	—	(0.4)	—	(0.4)

Operating (loss) income	(12.6)	13.8	42.7	—	43.9

Interest (income) expense from affiliates	(0.6)	—	0.6	—	—
Interest expense, net	33.7	5.1	(0.1)	—	38.7
Equity in (earnings) losses of joint ventures	—	0.2	(2.6)	—	(2.4)
Other expense (income), net	—	(10.0)	9.8	—	(0.2)

(Loss) income before taxes and earnings of wholly owned subsidiaries	(45.7)	18.5	35.0	—	7.8
Income tax expense	3.0	—	7.5	—	10.5

Income (loss) from continuing operations	(48.7)	18.5	27.5	—	(2.7)
Income (loss) from discontinued operations, net of income taxes	—	(0.1)	38.4	—	38.3

Income (loss) before earnings of wholly owned subsidiaries	(48.7)	18.4	65.9	—	35.6
Earnings of wholly owned subsidiaries	84.3	61.5	—	(145.8)	—

Net income (loss)	$35.6	$79.9	$65.9	$(145.8)	$35.6

	Six months ended June 30, 2010
(in millions of dollars)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Unaffiliated sales	$—	$300.8	$304.9	$—	$605.7
Affiliated sales	—	9.5	2.4	(11.9)	—

Net sales	—	310.3	307.3	(11.9)	605.7
Cost of products sold	—	222.9	209.2	(11.9)	420.2

Gross profit	—	87.4	98.1	—	185.5
Advertising, selling, general and administrative expenses	11.2	68.7	57.5	—	137.4
Amortization of intangibles	—	2.0	1.4	—	3.4
Restructuring income	—	(0.4)	(0.4)	—	(0.8)

Operating (loss) income	(11.2)	17.1	39.6	—	45.5

Interest (income) expense from affiliates	(0.7)	—	0.7	—	—
Interest expense, net	38.9	—	0.3	—	39.2
Equity in (earnings) losses of joint ventures	—	0.2	(2.5)	—	(2.3)
Other expense (income), net	—	(8.5)	9.6	—	1.1

(Loss) income before taxes and earnings of wholly owned subsidiaries	(49.4)	25.4	31.5	—	7.5
Income tax expense	3.1	—	5.3	—	8.4

Income (loss) from continuing operations	(52.5)	25.4	26.2	—	(0.9)
Income (loss) from discontinued operations, net of income taxes	—	(0.7)	1.8	—	1.1

Income (loss) before earnings of wholly owned subsidiaries	(52.5)	24.7	28.0	—	0.2
Earnings of wholly owned subsidiaries	52.7	25.2	—	(77.9)	—

Net income (loss)	$0.2	$49.9	$28.0	$(77.9)	$0.2

Condensed Consolidating Statement of Cash Flows (Unaudited)

	Six Months Ended June 30, 2011
(in millions of dollars)	Parent	Guarantors	Non- Guarantors	Consolidated
Net cash (used) provided by operating activities	$(44.9)	$(4.6)	$20.6	$(28.9)

Investing activities:
Additions to property, plant and equipment	—	(3.3)	(3.8)	(7.1)
Assets acquired	—	(0.6)	(0.8)	(1.4)
Proceeds (payments) from the sale of discontinued operations	—	(0.4)	55.0	54.6
Proceeds from the disposition of assets	—	—	0.2	0.2
Other	—	—	0.6	0.6

Net cash provided (used) by investing activities	—	(4.3)	51.2	46.9
Financing activities:
Intercompany financing	1.3	(3.9)	2.6	—
Net dividends	65.4	28.0	(93.4)	—
Repayments of long-term debt	(11.0)	—	—	(11.0)
Borrowings of short-term debt, net	—	—	0.3	0.3
Other	(0.2)	—	—	(0.2)

Net cash provided (used) by financing activities	55.5	24.1	(90.5)	(10.9)
Effect of foreign exchange rate changes on cash	—	—	2.4	2.4
Net increase (decrease) in cash and cash equivalents	10.6	15.2	(16.3)	9.5
Cash and cash equivalents at the beginning of the period	39.5	(0.4)	44.1	83.2

Cash and cash equivalents at the end of the period	$50.1	$14.8	$27.8	$92.7

	Six Months Ended June 30, 2010
(in millions of dollars)	Parent	Guarantors	Non- Guarantors	Consolidated
Net cash (used) provided by operating activities	$(43.9)	$12.7	$34.9	$3.7

Investing activities:
Additions to property, plant and equipment	—	(1.7)	(3.2)	(4.9)
Assets acquired	—	(0.8)	—	(0.8)
Proceeds (payments) from the sale of discontinued operations	—	(4.9)	1.2	(3.7)
Proceeds from the disposition of assets	—	—	0.3	0.3

Net cash used by investing activities	—	(7.4)	(1.7)	(9.1)
Financing activities:
Intercompany financing	47.8	(31.8)	(16.0)	—
Net dividends	1.4	23.1	(24.5)	—
Repayments of long-term debt	—	—	(0.1)	(0.1)
Repayments of short-term debt, net	—	—	(0.1)	(0.1)
Cost of debt issuance	(0.7)	—	—	(0.7)
Other	(0.1)	—	—	(0.1)

Net cash provided (used) by financing activities	48.4	(8.7)	(40.7)	(1.0)
Effect of foreign exchange rate changes on cash	—	—	(2.7)	(2.7)
Net increase (decrease) in cash and cash equivalents	4.5	(3.4)	(10.2)	(9.1)
Cash and cash equivalents at the beginning of the period	14.2	(1.5)	30.9	43.6

Cash and cash equivalents at the end of the period	$18.7	$(4.9)	$20.7	$34.5

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Management’s discussion and analysis of financial condition and results of operations for the three and six months ended June 30, 2011 and 2010, should be read in conjunction with the condensed consolidated financial statements of ACCO Brands Corporation and the accompanying notes contained therein. Unless otherwise noted, the following discussion pertains only to our continuing operations.

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

With 52% of revenues for the fiscal year ended December 31, 2010 arising from foreign operations, exchange rate fluctuations can play a major role in our reported results. Foreign currency fluctuations impact our business in two important ways. The first and more obvious foreign exchange impact comes from the translation of our foreign operations results into U.S. dollars: a weak US dollar therefore benefits ACCO Brands and a strong U.S. dollar will diminish the contribution from our foreign operations. The second, but potentially larger and less obvious impact from foreign currency fluctuations is on our cost of goods sold. A significant portion of the products we sell worldwide are sourced from Asia (approximately 70%) and paid for in U.S. dollars. However, our international operations sell in their local currency, and are exposed to their domestic currency movements against the U.S. dollar. A strong U.S. dollar, therefore, increases our cost of goods sold and a weak U.S. dollar decreases our cost of goods sold for our international operations.

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

During the second half of 2010 and into 2011, the cost of certain commodities used to make our products increased significantly, negatively impacting our cost of goods. We continue to monitor commodity costs and work with our suppliers and customers to negotiate balanced and fair pricing that best reflects the current economic environment. Select price increases took effect during the third quarter of 2010. The Company has implemented additional price increases in the first quarter of 2011 and communicated a further increase effective for third quarter of 2011. These increases are intended to further help offset our additional cost increases.

In the first half of 2011, the Company incurred approximately $4 million of cash expenses, which principally consist of employee termination costs, related to the rationalization of its European operations. It is expected that savings realized in the remainder of 2011 will largely offset the costs related to this rationalization.

In June 2011, and with effect from May 31, 2011, the Company sold its GBC Fordigraph Pty Ltd business. The Australian-based business was formerly part of the ACCO Brands International segment and is included in the financial statements as discontinued operations. The GBC Fordigraph business represented approximately $46 million in annual net sales. The Company has received net proceeds of $54.8 million and anticipates pre-tax net proceeds of $53.0 million, inclusive of working capital adjustments and estimated selling costs. In connection with this transaction, in the second quarter of 2011, the Company recorded a gain on sale of $36.9 million, net of tax.

The Company’s free cash flow generation has improved significantly due to the sale of the GBC Fordigraph Pty Ltd business. As a result, during the second quarter of 2011 the Company reduced its debt by $11 million.

The Company funds liquidity needs for capital investment, working capital and other financial commitments through cash flow from continuing operations and its $175.0 million ABL Facility. Based on our borrowing base, as of June 30, 2011, approximately $167.2 million remained available for borrowing under our ABL Facility, which expires in September 2013.

Three Months Ended June 30, 2011 versus June 30, 2010

Results

The following table presents the Company’s results for the three months ended June 30, 2011 and 2010, respectively.

	Three Months Ended June 30,		Amount of Change
(in millions of dollars)	2011	2010	$	%
Net sales	$330.2	$305.2	$25.0	8%
Cost of products sold	224.7	210.7	14.0	7%
Gross profit	105.5	94.5	11.0	12%
Gross profit margin	32.0%	31.0%		1.0	pts
Advertising, selling, general and administrative expenses	73.6	68.6	5.0	7%
Amortization of intangibles	1.6	1.6	—	—
Restructuring income	(0.3)	(0.7)	0.4	57%
Operating income	30.6	25.0	5.6	22%
Operating income margin	9.3%	8.2%		1.1	pts
Interest expense, net	19.5	19.7	(0.2)	(1)%
Equity in earnings of joint ventures	(1.2)	(1.1)	(0.1)	9%
Other expense, net	—	0.2	(0.2)	(100)%
Income tax expense	6.0	1.9	4.1	216%
Effective tax rate	48.8%	30.6%		18.2	pts
Income from continuing operations	6.3	4.3	2.0	47%
Income from discontinued operations, net of income taxes	37.4	0.6	36.8	NM
Net income	43.7	4.9	38.8	NM

Net Sales

Net sales increased by $25.0 million to $330.2 million primarily due to translation gains resulting from the weakening of the U.S. dollar relative to the prior year, which favorably impacted sales by 6%, or $18.7 million. Underlying sales growth was due to higher pricing in all segments and volume increases in Computer Products as a result of growth in iPhone® and iPad® accessories.

Cost of Products Sold

Cost of products sold includes all manufacturing, product sourcing and distribution costs, including depreciation related to assets used in the manufacturing and distribution process, inbound and outbound freight, shipping and handling costs, purchasing costs associated with materials and packaging used in the production processes. Cost of products sold increased $14.0 million, to $224.7 million. The increase reflects the impact of unfavorable currency translation of $12.1 million and commodity cost increases, which have been partially offset by improved freight, distribution and manufacturing efficiencies.

Gross Profit

Management believes that gross profit and gross profit margin provide enhanced shareholder appreciation of underlying profit drivers. Gross profit increased $11.0 million, or 12%, to $105.5 million. The increase in gross profit was due to the benefit from favorable currency translation of $6.6 million, higher pricing and sales volume, along with improved freight and distribution efficiency, partly offset by relatively higher commodity costs. Gross profit margin increased to 32.0% from 31.0%. The increase in gross profit margin was primarily due to improved freight and distribution efficiency.

SG&A (Advertising, selling, general and administrative expenses)

SG&A expenses include advertising, marketing, selling (including commissions), research and development, customer service, depreciation related to assets outside the manufacturing and distribution processes and all other general and administrative expenses outside the manufacturing and distribution functions (e.g., finance, human resources, information technology, etc.). SG&A increased $5.0 million, or 7%, to $73.6 million, driven by currency translation, which contributed $3.4 million of the increase. The remaining increase was driven by the timing of management incentives versus the prior year and the rationalization of our European operations with employee termination costs totaling $0.4 million.

Operating Income

Operating income increased $5.6 million, or 22%, to $30.6 million and as a percentage of sales operating income increased to 9.3% from 8.2%. The increase was driven by $3.3 million of favorable currency translation and improved freight and distribution efficiency.

Interest Expense and Other (Income) Expense

Interest expense was $19.5 million compared to $19.7 million in the prior-year quarter, reflecting reduced borrowings during the quarter.

Other income was zero compared to expense of $0.2 million in the prior-year quarter. The favorable change in other (income) expense principally reflects a lower level of foreign exchange losses in the current quarter.

Income Taxes

For the three months ended June 30, 2011, the Company recorded income tax expense from continuing operations of $6.0 million on income before taxes of $12.3 million. This compares to an income tax expense from continuing operations of $1.9 million on income before taxes of $6.2 million in the prior year. The high effective tax rate for 2011 is due to no tax benefit being provided on losses incurred in the U.S. and certain foreign jurisdictions where valuation reserves are recorded against future tax benefits. The effective tax rate for 2010 of 30.6% is due to no tax benefit being provided on losses incurred in the U.S. and certain foreign jurisdictions where valuation reserves are recorded against future tax benefits, offset by a benefit of $2.8 million for the correction of an error that increased net income by $2.8 million through an increase in deferred tax assets and a corresponding reduction in income tax expense.

Income from Continuing Operations

Income from continuing operations was $6.3 million, or $0.11 per diluted share, compared to income of $4.3 million, or $0.08 per diluted share in the prior-year quarter.

Income from Discontinued Operations

Discontinued operations include the results of the Company’s former GBC Fordigraph Pty Ltd business, which was sold during the second quarter of 2011 and the commercial print finishing business, which was sold during the second quarter of 2009. (See Note 17, Discontinued Operations, in the Notes to the Consolidated Financial Statements for further details).

The components of discontinued operations for the three months ended June 30, 2011 and 2010 are as follows:

(in millions of dollars)	2011	2010
Income from operations	$1.0	$1.2
Gain (loss) on sale	41.8	(0.3)
Income tax expense	5.4	0.3

Income from discontinued operations	$37.4	$0.6

Net Income

Net income was $43.7 million, or $0.75 per diluted share, compared to net income of $4.9 million, or $0.09 per diluted share, in the prior-year quarter.

Segment Discussion

	Three Months Ended June 30,
	2011	2010	Amount of change
(in millions of dollars)	Net Sales		$	%

ACCO Brands Americas	$175.7	$169.9	$5.8	3%
ACCO Brands International	105.8	93.2	12.6	14%
Computer Products	48.7	42.1	6.6	16%

Total segment sales	$330.2	$305.2	$25.0

	Three Months Ended June 30,
	2011		2010		Amount of change
(in millions of dollars)	Operating Income	Operating Income Margin	Operating Income	Operating Income Margin	$	%	Margin Points

ACCO Brands Americas	$14.5	8.3%	$14.4	8.5%	$0.1	1%	(20)
ACCO Brands International	9.0	8.5%	4.9	5.3%	4.1	84%	320
Computer Products	13.1	26.9%	10.7	25.4%	2.4	22%	150

Total segment operating income	$36.6		$30.0		$6.6

Segment operating income excludes corporate costs, interest expense, equity in earnings of joint ventures and other expense (see reconciliation of total segment operating income to income (loss) from continuing operations before income taxes in Note 14 in the Notes to the Consolidated Financial Statements).

ACCO Brands Americas

Results

ACCO Brands Americas net sales increased $5.8 million, or 3%, to $175.7 million. Foreign currency translation of $2.6 million and higher pricing each impacted sales by nearly 2%. Sales volume increased modestly.

ACCO Brands Americas operating income increased $0.1 million, to $14.5 million, and operating income margin decreased to 8.3% from 8.5% in the prior year period. The decrease in operating margin was due to higher commodity costs and incentive compensation expense, which was only partially offset by higher pricing and increased distribution and manufacturing efficiencies.

ACCO Brands International

Results

ACCO Brands International net sales increased $12.6 million, or 14%, to $105.8 million. The favorable impact from foreign currency translation increased sales by $13.6 million, or 15% and pricing added 3%. Volumes declined 4% principally due to reduced demand in the U.K. and some declines from planned customer transition activities, partially offset by gains in sales and market share for the new shredder range.

ACCO Brands International operating income increased $4.1 million, to $9.0 million, and operating income margin increased to 8.5% from 5.3% in the prior year period. The increase in operating income was the result of the benefit from favorable currency translation of $1.6 million, freight and distribution efficiencies, largely from the transition of small European customers to channel partners, and reduced headcount and benefit expenses.

Computer Products Group

Results

Computer Products net sales increased $6.6 million, or 16%, to $48.7 million. The favorable impact from foreign currency translation increased sales by $2.5 million, or 6%. The remaining increase primarily reflects volume gains from the sales of new products for iPhones® and iPads® accessories as well as higher net pricing, reflecting lower promotional spending.

Operating income increased $2.4 million, or 22%, to $13.1 million, with operating income margins increasing to 26.9% from 25.4%. The increase in operating income was primarily due to higher sales volume and the benefit from favorable currency translation of $0.8 million.

Six Months Ended June 30, 2011 versus June 30, 2010

Results

The following table presents the Company’s results for the six months ended June 30, 2011 and 2010, respectively.

	Six Months Ended June 30,		Amount of Change
(in millions of dollars)	2011	2010	$	%
Net sales	$628.6	$605.7	$22.9	4%
Cost of products sold	433.9	420.2	13.7	3%
Gross profit	194.7	185.5	9.2	5%
Gross profit margin	31.0%	30.6%		0.4	pts
Advertising, selling, general and administrative expenses	147.9	137.4	10.5	8%
Amortization of intangibles	3.3	3.4	(0.1)	(3)%
Restructuring charges (income)	(0.4)	(0.8)	0.4	50%
Operating income	43.9	45.5	(1.6)	(4)%
Operating income margin	7.0%	7.5%		(0.5	) pts
Interest expense, net	38.7	39.2	(0.5)	(1)%
Equity in earnings of joint ventures	(2.4)	(2.3)	(0.1)	4%
Other (income) expense, net	(0.2)	1.1	(1.3)	NM	%
Income tax expense	10.5	8.4	2.1	25%
Effective tax rate	134.6%	112.0%		22.6	pts
Loss from continuing operations	(2.7)	(0.9)	(1.8)	(200)%
Income from discontinued operations, net of income taxes	38.3	1.1	37.2	NM
Net income	35.6	0.2	35.4	NM

Net Sales

Net sales increased by $22.9 million to $628.6 million primarily due to translation gains from the U.S. dollar weakening relative to the prior year favorably impacting sales by 4%, or $26.3 million and higher pricing. Volumes declined in the International and the Americas segments.

Cost of Products Sold

Cost of products sold includes all manufacturing, product sourcing and distribution costs, including depreciation related to assets used in the manufacturing and distribution process, inbound and outbound freight, shipping and handling costs, purchasing costs associated with materials and packaging used in the production processes. Cost of products sold increased $13.7 million, to $433.9 million. The increase reflects the impact of unfavorable currency translation of $17.0 million and commodity cost increases, which have been partially offset by lower sales volume and improved freight and distribution efficiency.

Gross Profit

Management believes that gross profit and gross profit margin provide enhanced shareholder appreciation of underlying profit drivers. Gross profit increased $9.2 million, or 5%, to $194.7 million. The increase in gross profit was primarily due to the benefit from favorable currency translation of $9.3 million. Gross profit margin increased to 31.0% from 30.6%. The increase in gross profit margin was primarily due to higher pricing and improved freight and distribution efficiency, which was partially offset by higher commodity cost increases that exceeded sales price increases.

SG&A (Advertising, selling, general and administrative expenses)

SG&A expenses include advertising, marketing, selling (including commissions), research and development, customer service, depreciation related to assets outside the manufacturing and distribution processes and all other general and administrative expenses outside the manufacturing and distribution functions (e.g., finance, human resources, information technology, etc.). SG&A increased $10.5 million, or 8%, to $147.9 million, driven by currency translation which contributed $4.7 million of the increase and the rationalization of our European operations with employee termination costs totaling $4.3 million and increased incentive expenses of $3.6 million. SG&A as a percentage of sales increased to 23.5% from 22.7% due to the European employee rationalization costs and higher incentives.

Operating Income

Operating income decreased $1.6 million, or 4%, to $43.9 million and as a percentage of sales operating income decreased to 7.0% from 7.5%. The decrease was driven by $4.3 million of European rationalization costs and lower sales volume, partly offset by $4.5 million of favorable currency translation and improved freight and distribution efficiency.

Interest Expense and Other (Income) Expense

Interest expense was $38.7 million compared to $39.2 million in the prior-year quarter, reflecting reduced borrowings during the year.

Other income was $(0.2) million compared to expense of $1.1 million in the prior-year quarter. The favorable change in other (income) expense principally reflects a lower level of foreign exchange losses in the current year.

Income Taxes

For the six months ended June 30, 2011, the Company recorded income tax expense from continuing operations of $10.5 million on income before taxes of $7.8 million. This compares to an income tax expense from continuing operations of $8.4 million on income before taxes of $7.5 million in the prior year. The high effective tax rates for 2011 and 2010 are due to no tax benefit being provided on losses incurred in the U.S. and certain foreign jurisdictions where valuation reserves are recorded against future tax benefits. Included in the 2010 amount is an out-of-period adjustment made to correct an error related to inaccurate calculations of deferred taxes at a foreign subsidiary. The correction of the error increased net income by $2.8 million through an increase in deferred tax assets and a corresponding reduction in income tax expense.

Loss from Continuing Operations

Loss from continuing operations was $2.7 million, or $0.05 per diluted share, compared to a loss of $0.9 million, or $0.02 per diluted share in the prior-year quarter.

Income from Discontinued Operations

Discontinued operations include the results of the Company’s GBC Fordigraph Pty Ltd business, which was sold during the second quarter of 2011 and the commercial print finishing business, which was sold during the second quarter of 2009. (See Note 17, Discontinued Operations, in the Notes to the Consolidated Financial Statements for further details).

The components of discontinued operations for the six months ended June 30, 2011 and 2010 are as follows:

(in millions of dollars)	2011	2010
Income from operations	$2.2	$1.9
Gain (loss) on sale	41.8	(0.2)
Income tax expense	5.7	0.6

Income from discontinued operations	$38.3	$1.1

Net Income

Net income was $35.6 million, or $0.65 per diluted share, compared to net income of $0.2 million, or $0.00 per diluted share, in the prior year.

Segment Discussion

	Six Months Ended June 30,
	2011	2010	Amount of change
(in millions of dollars)	Net Sales		$	%

ACCO Brands Americas	$327.9	$328.5	$(0.6)	—
ACCO Brands International	210.7	195.4	15.3	8%
Computer Products	90.0	81.8	8.2	10%

Total segment sales	$628.6	$605.7	$22.9

	Six Months Ended June 30,
	2011		2010		Amount of change
(in millions of dollars)	Operating Income	Operating Income Margin	Operating Income	Operating Income Margin	$	%	Margin Points

ACCO Brands Americas	$20.0	6.1%	$22.7	6.9%	$(2.7)	(12)%	(80)
ACCO Brands International	13.1	6.2%	14.0	7.2%	(0.9)	(6)%	(100)
Computer Products	22.4	24.9%	18.8	23.0%	3.6	19%	190

Total segment operating income	$55.5		$55.5		$—

Segment operating income excludes corporate costs, interest expense, equity in earnings of joint ventures and other expense (see reconciliation of total segment operating income to income (loss) from continuing operations before income taxes in Note 14 in the Notes to the Consolidated Financial Statements).

ACCO Brands Americas

Results

ACCO Brands Americas net sales decreased modestly to $327.9 million. Sales volume declined 3%, primarily in the United States during the first quarter, when certain customers reduced inventory levels and were purchasing below their point of sale levels. The decline was partially offset by foreign currency translation, which favorably impacted sales by $4.9 million, and higher pricing.

ACCO Brands Americas operating income decreased $2.7 million, or 12%, to $20.0 million, and operating income margin decreased to 6.1% from 6.9% in the prior year period. The decrease in operating income primarily reflects the impact of lower gross profit due to commodity costs increasing more than sales prices and lower sales volume, which was partially offset by improved freight and distribution efficiency as well as favorable foreign currency translation of $1.0 million.

ACCO Brands International

Results

ACCO Brands International net sales increased $15.3 million, or 8%, to $210.7 million. The favorable impact from foreign currency translation increased sales by $18.4 million, or 9%. Volume declined 4%, due to weak European market demand and customers reducing inventory levels, primarily in the first quarter. This was partially offset by price increases and volume gains in the Asia-Pacific region.

ACCO Brands International operating income decreased $0.9 million, or 6%, to $13.1 million, and operating income margin decreased to 6.2% from 7.2% in the prior year period. The decrease in operating income was primarily the result of $4.2 million of business rationalization charges within its European operations, which were partially offset by favorable foreign currency translation of $2.5 million, improved freight and distribution efficiencies largely from the planned transition of small European customers to channel partners and reduced headcount and benefit expenses.

Computer Products Group

Results

Computer Products net sales increased $8.2 million, or 10%, to $90.0 million. The favorable impact from foreign currency translation increased sales by $3.0 million, or 4%. The increase primarily reflects volume gains principally in the U.S. from sales of new products for iPhones® and iPads® accessories as well as higher net pricing, reflecting lower promotional spending.

Operating income increased $3.6 million, or 19%, to $22.4 million, with operating income margins increasing to 24.9% from 23.0%. The increase in operating income was primarily due to the higher sales and $1.0 million of favorable currency translation.

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

Six months ended June 30, 2011 versus six months ended June 30, 2010

Cash Flow from Operating Activities

For the six months ended June 30, 2011 cash used by operating activities was $28.9 million compared to cash provided of $3.7 million in the prior year period. Net income was $35.6 million in 2011 and $0.2 million in 2010. Non-cash adjustments to net income on a pre-tax basis in 2011 were a net gain of $17.5 million due to the sale of the GBC Fordigraph business, compared to expense of $24.6 million in 2010. Pre-tax net income adjusted for non-cash charges was $23.8 million in 2011 compared to $25.4 million in 2010, as calculated below:

	Six Months Ended
	June 30, 2011	June 30, 2010
Pre-tax net loss from continuing operations	(2.7)	(0.9)
Pre-tax net income from discontinued operations	44.0	1.7

Pre-tax net income	41.3	0.8
Pre-tax non-cash charges (gains)	(17.5)	24.6

Pre-tax net income adjusted for non-cash charges(1)	$23.8	$25.4

(1)	The Company believes this to be a meaningful indicator of cash flow from operations as it eliminates non-cash charges.

For the 2011 period the use of cash by operating activities of $28.9 million includes a use of net working capital (accounts receivable, inventories and accounts payable) of $2.2 million during the six months ended June 30, 2011, primarily due to timing of customer collections and payments to vendors, as well as inventory levels which increased due to the timing of customer demand. Payments associated with the 2010 annual incentive plan of approximately $9 million were made during the first half of 2011, compared to approximately $1 million in the prior year period. Income tax payments were $15.5 million in 2011, compared to only $5.3 million in the 2010 period when the Company benefited from substantial refunds related to prior years. In addition, reduced operating profit compared to the prior year was partially due to the Company’s European business rationalization which has resulted in payments of $2.6 million during the first six months. Interest payments of $36.3 million and contributions to the Company’s pension plans of $11.5 million were slightly higher than payments made during the prior year period.

For the 2010 period, the net source of cash from operating activities of $3.7 million was primarily generated from our operating working capital (accounts receivable, inventories and accounts payable) and from our operating profit. Partially offsetting this was the use of cash to fund interest payments of $34.4 million, contributions to the Company’s pension plans of $10.0 million and $5.5 million of payments associated with restructuring activities.

The table below shows our cash flow from accounts receivable, inventories and accounts payable for the six months ended June 30, 2011 and 2010, respectively.

	Six Months Ended
	June 30, 2011	June 30, 2010
Accounts receivable	$15.7	$10.4
Inventories	(10.2)	(16.1)
Accounts payable	(7.7)	13.8

Cash flow from net working capital	$(2.2)	$8.1

Cash Flow from Investing Activities

Cash provided by investing activities was $46.9 million for the period ended June 30, 2011 and cash used was $9.1 million for the period ended June 30, 2010. The sale of the Company’s GBC Fordigraph business during the second quarter of 2011 has generated net proceeds of $54.8 million. Additional costs associated with that sale of $1.8 million are expected to be paid before the end of 2011, and approximately $5.4 million of taxes associated with the sale are expected to be paid in 2012. Gross capital expenditures were $7.1 million and $4.9 million for the periods ended June 30, 2011 and 2010, respectively. Additional cash payments of $1.4 million associated with the purchase of two minor product line acquisitions were also recognized during the first half of 2011.

Cash Flow from Financing Activities

Cash used by financing activities was $10.9 million and $1.0 million for the six months ended June 30, 2011 and 2010 respectively. During the second quarter of 2011, $10.9 million was used to reduce the Company’s Senior Subordinated Note debt.

Compliance with Loan Covenants

Based on our borrowing base, as of June 30, 2011, the amount available for borrowings under the Company’s ABL Facility was $167.2 million (allowing for $6.8 million of letters of credit outstanding on that date). The ABL Facility would not be affected by a change in the Company’s credit rating.

As of and for the period ended June 30, 2011, the Company was in compliance with all applicable loan covenants.

Capitalization

We had approximately 55.2 million common shares outstanding as of June 30, 2011.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. There have been no material changes to Foreign Exchange Risk Management or Interest Rate Risk Management through the period ended June 30, 2011 or through the date of this report.

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

(b) Changes in Internal Control Over Financial Reporting.

There has been no change in the Company’s internal control over financial reporting that occurred during the three month period ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Number	Description

2.1	Share Sale Agreement dated May 25, 2011 entered into by and between GBC Australia Pty Ltd, ACCO Brands Corporation, Neopost Holding Pty Ltd and NEOPOST S.A.*

4.1	Amendment No. 1, dated as of May 27, 2011 to the Syndicated Facility Agreement—ABL Revolving Facility, dated as of September 30, 2009, among the Company, certain direct and indirect subsidiaries of the Company party thereto, the Lenders party thereto from time to time, Deutsche Bank AG New York Branch, as Administrative Agent and Collateral Agent, and Deutsche Bank AG New York Branch, Bank of America, N.A. and General Electric Capital Corporation, as Co-Collateral Agents.*

10.1	2011 Amended and Restated ACCO Brands Corporation Incentive Plan (incorporated by reference to Exhibit 10.1 to ACCO Brands Corporation’s Current Report on Form 8-K filed with the SEC on May 20, 2011 (File No. 001-08454)).

10.2	Form of Directors Restricted Stock Unit Award Agreement under the 2011 Amended and Restated ACCO Brands Corporation Incentive Plan (incorporated by reference to Exhibit 10.2 to ACCO Brands Corporation’s Current Report on Form 8-K filed with the SEC on May 20, 2011 (File No. 001-08454)).

10.3	Form of Nonqualified Stock Option Agreement under the 2011 Amended and Restated ACCO Brands Corporation Incentive Plan (incorporated by reference to Exhibit 10.3 to ACCO Brands Corporation’s Current Report on Form 8-K filed with the SEC on May 20, 2011 (File No. 001-08454)).

10.4	Form of Restricted Stock Unit Award Agreement under the 2011 Amended and Restated ACCO Brands Corporation Incentive Plan (incorporated by reference to Exhibit 10.4 to ACCO Brands Corporation’s Current Report on Form 8-K filed with the SEC on May 20, 2011 (File No. 001-08454)).

10.5	Form of Performance Stock Unit Award Agreement under the 2011 Amended and Restated ACCO Brands Corporation Incentive Plan (incorporated by reference to Exhibit 10.5 to ACCO Brands Corporation’s Current Report on Form 8-K filed with the SEC on May 20, 2011 (File No. 001-08454)).

10.6	Form of Stock-Settled Stock Appreciation Rights Award Agreement under the 2011 Amended and Restated ACCO Brands Corporation Incentive Plan (incorporated by reference to Exhibit 10.6 to ACCO Brands Corporation’s Current Report on Form 8-K filed with the SEC on May 20, 2011 (File No. 001-08454)).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

99.1	June 28, 2011 Amendment of Amended and Restated ACCO Brands Corporation 401(k) Plan*

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes to those financial statements tagged as blocks of text.+

*	Filed herewith.
**	Furnished herewith.
+	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 shall not be deemed to be “filed” for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, or otherwise subject to liability under those sections, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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
Thomas P. O’Neill, Jr.
Senior Vice President, Finance and Accounting
(principal accounting officer)

July 27, 2011

EXHIBIT INDEX

Number	Description

2.1	Share Sale Agreement dated May 25, 2011 entered into by and between GBC Australia Pty Ltd, ACCO Brands Corporation, Neopost Holding Pty Ltd and NEOPOST S.A.*

4.1	Amendment No. 1, dated as of May 27, 2011 to the Syndicated Facility Agreement—ABL Revolving Facility, dated as of September 30, 2009, among the Company, certain direct and indirect subsidiaries of the Company party thereto, the Lenders party thereto from time to time, Deutsche Bank AG New York Branch, as Administrative Agent and Collateral Agent, and Deutsche Bank AG New York Branch, Bank of America, N.A. and General Electric Capital Corporation, as Co-Collateral Agents.*

10.1	2011 Amended and Restated ACCO Brands Corporation Incentive Plan (incorporated by reference to Exhibit 10.1 to ACCO Brands Corporation’s Current Report on Form 8-K filed with the SEC on May 20, 2011 (File No. 001-08454)).

10.2	Form of Directors Restricted Stock Unit Award Agreement under the 2011 Amended and Restated ACCO Brands Corporation Incentive Plan (incorporated by reference to Exhibit 10.2 to ACCO Brands Corporation’s Current Report on Form 8-K filed with the SEC on May 20, 2011 (File No. 001-08454)).

10.3	Form of Nonqualified Stock Option Agreement under the 2011 Amended and Restated ACCO Brands Corporation Incentive Plan (incorporated by reference to Exhibit 10.3 to ACCO Brands Corporation’s Current Report on Form 8-K filed with the SEC on May 20, 2011 (File No. 001-08454)).

10.4	Form of Restricted Stock Unit Award Agreement under the 2011 Amended and Restated ACCO Brands Corporation Incentive Plan (incorporated by reference to Exhibit 10.4 to ACCO Brands Corporation’s Current Report on Form 8-K filed with the SEC on May 20, 2011 (File No. 001-08454)).

10.5	Form of Performance Stock Unit Award Agreement under the 2011 Amended and Restated ACCO Brands Corporation Incentive Plan (incorporated by reference to Exhibit 10.5 to ACCO Brands Corporation’s Current Report on Form 8-K filed with the SEC on May 20, 2011 (File No. 001-08454)).

10.6	Form of Stock-Settled Stock Appreciation Rights Award Agreement under the 2011 Amended and Restated ACCO Brands Corporation Incentive Plan (incorporated by reference to Exhibit 10.6 to ACCO Brands Corporation’s Current Report on Form 8-K filed with the SEC on May 20, 2011 (File No. 001-08454)).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

99.1	June 28, 2011 Amendment of Amended and Restated ACCO Brands Corporation 401(k) Plan*

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes to those financial statements tagged as blocks of text.+

*	Filed herewith.
**	Furnished herewith.
+	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 shall not be deemed to be “filed” for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, or otherwise subject to liability under those sections, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.