Form 10-Q
period 2011-09-30
ACCO BRANDS CORP
filed 2011-10-26
CIK 712034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

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

As of October 20, 2011, the registrant had outstanding 55,444,780 shares of Common Stock.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ACCO Brands Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30, 2011	December 31, 2010
(in millions of dollars)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$41.3	$83.2
Accounts receivable, net	254.5	274.8
Inventories	217.7	205.9
Deferred income taxes	7.5	9.1
Other current assets	32.6	24.0
Assets of discontinued operations	0.2	23.7

Total current assets	553.8	620.7

Total property, plant and equipment	477.6	474.1
Less accumulated depreciation	(325.8)	(310.9)

Property, plant and equipment, net	151.8	163.2
Deferred income taxes	12.4	10.6
Goodwill	136.2	136.9
Identifiable intangibles, net	132.4	137.0
Other assets	63.7	71.8
Assets of discontinued operations	—	9.4

Total assets	$1,050.3	$1,149.6

Liabilities and Stockholders’ Deficit
Current liabilities:
Current portion of long-term debt	$0.2	$0.2
Accounts payable	105.7	110.3
Accrued compensation	19.5	23.9
Accrued customer program liabilities	57.4	72.8
Accrued interest	4.2	22.0
Other current liabilities	65.9	84.1
Liabilities of discontinued operations	2.2	14.6

Total current liabilities	255.1	327.9

Long-term debt	668.6	727.4
Deferred income taxes	83.1	81.2
Pension and post retirement benefit obligations	63.2	74.9
Other non-current liabilities	12.9	12.7
Liabilities of discontinued operations	—	5.3

Total liabilities	1,082.9	1,229.4

Stockholders’ deficit:
Common stock	0.6	0.6
Treasury stock	(1.7)	(1.5)
Paid-in capital	1,405.0	1,401.1
Accumulated other comprehensive loss	(89.9)	(86.1)
Accumulated deficit	(1,346.6)	(1,393.9)

Total stockholders’ deficit	(32.6)	(79.8)

Total liabilities and stockholders’ deficit	$1,050.3	$1,149.6

See notes to condensed consolidated financial statements.

ACCO Brands Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions of dollars, except per share data)	2011	2010	2011	2010
Net sales	$339.1	$319.4	$967.7	$925.1
Cost of products sold	232.0	221.6	665.9	641.8

Gross profit	107.1	97.8	301.8	283.3

Operating costs and expenses:
Advertising, selling, general and administrative expenses	70.6	66.1	218.5	203.5
Amortization of intangibles	1.5	1.7	4.8	5.1
Restructuring income	(0.4)	—	(0.8)	(0.8)

Total operating costs and expenses	71.7	67.8	222.5	207.8

Operating income	35.4	30.0	79.3	75.5

Non-operating (income) expense:
Interest expense, net	20.6	19.7	59.3	58.9
Equity in earnings of joint ventures	(3.8)	(2.3)	(6.2)	(4.6)
Other expense, net	3.2	0.1	3.0	1.2

Income from continuing operations before income tax	15.4	12.5	23.2	20.0
Income tax expense	3.5	8.1	14.0	16.5

Income from continuing operations	11.9	4.4	9.2	3.5
Income (loss) from discontinued operations, net of income taxes	(0.2)	1.0	38.1	2.1

Net income	$11.7	$5.4	$47.3	$5.6

Per share:
Basic earnings per share:
Income from continuing operations	$0.22	$0.08	$0.17	$0.06
Income (loss) from discontinued operations	$—	$0.02	$0.69	$0.04
Basic earnings per share	$0.21	$0.10	$0.86	$0.10

Diluted earnings per share:
Income from continuing operations	$0.21	$0.08	$0.16	$0.06
Income (loss) from discontinued operations	$—	$0.02	$0.66	$0.04
Diluted earnings per share	$0.20	$0.09	$0.82	$0.10

Weighted average number of shares outstanding:
Basic	55.2	54.9	55.1	54.8
Diluted	57.5	57.1	57.6	57.2

See notes to condensed consolidated financial statements.

ACCO Brands Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(in millions of dollars)	2011	2010
Operating activities
Net income	$47.3	$5.6
Other non-cash charges	—	0.4
Gain on sale of assets	(40.8)	(0.1)
Depreciation	20.4	22.6
Amortization of debt issuance costs and bond discount	6.7	4.7
Amortization of intangibles	4.9	5.2
Stock-based compensation	3.8	2.5
Loss on debt repurchase	2.9	—
Changes in balance sheet items:
Accounts receivable	17.7	0.8
Inventories	(13.5)	(28.4)
Other assets	(4.5)	(7.2)
Accounts payable	(4.5)	9.0
Accrued expenses and other liabilities	(58.5)	(38.0)
Accrued income taxes	(2.6)	8.2
Equity in earnings of joint ventures, net of dividends received	(1.2)	(0.2)

Net cash used by operating activities	(21.9)	(14.9)
Investing activities
Additions to property, plant and equipment	(10.6)	(8.7)
Assets acquired	(1.4)	(1.1)
Proceeds (payments) from the sale of discontinued operations	54.6	(3.8)
Proceeds from the disposition of assets	0.3	0.7
Other	0.6	—

Net cash provided (used) by investing activities	43.5	(12.9)
Financing activities
(Repayments) proceeds of long-term debt	(62.8)	0.4
Repayments of short-term debt, net	—	(0.8)
Cost of debt issuance	—	(0.8)
Other	(0.2)	(0.1)

Net cash used by financing activities	(63.0)	(1.3)
Effect of foreign exchange rate changes on cash	(0.5)	(0.2)

Net decrease in cash and cash equivalents	(41.9)	(29.3)
Cash and cash equivalents
Beginning of period	83.2	43.6

End of period	$41.3	$14.3

See notes to condensed consolidated financial statements.

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

The management of ACCO Brands Corporation (“ACCO Brands” or the “Company”) is responsible for the accuracy and internal consistency of the preparation of the condensed consolidated financial statements and footnotes contained in this quarterly report on Form 10-Q.

The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Company believes the disclosures are adequate to make the information presented not misleading, certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted pursuant to those rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2010.

The condensed consolidated balance sheet as of September 30, 2011, the related condensed consolidated statements of operations for the three and nine months ended September 30, 2011 and 2010 and the related condensed consolidated statements of cash flows for the nine months ended September 30, 2011 and 2010 are unaudited. The December 31, 2010 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required annually by accounting principles generally accepted in the U.S. In the opinion of management, all adjustments consisting of only normal recurring adjustments necessary for a fair presentation of the financial statements have been included. Interim results may not be indicative of results for a full year.

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

In September 2011, the Financial Accounting Standards Board (“FASB”) issued an update, Accounting Standards Update (“ASU”) No. 2011-08, to existing standards on intangibles – goodwill and other (Accounting Standards Codification (“ASC”) Topic 350). ASU No. 2011-08 was issued to simplify the testing of goodwill for impairment by allowing an optional qualitative factors test to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test already included in ASC Topic 350. ASU No. 2011-08 is effective for annual and interim goodwill tests performed for fiscal years after December 15, 2011. The Company will adopt the standard in 2012, and it will not have a significant impact on its consolidated financial statements or results of operations.

3.	Long-term Debt and Short-term Borrowings

Notes payable and long-term debt consisted of the following at September 30, 2011 and December 31, 2010:

(in millions of dollars)	September 30, 2011	December 31, 2010
Senior Secured Notes, due March 2015, net of discount(1) (fixed interest rate of 10.625%)	$420.7	$454.3
U.S. Dollar Senior Subordinated Notes, due August 2015 (fixed interest rate of 7.625%)	246.3	271.3
Other borrowings	1.8	2.0

Total debt	668.8	727.6
Less: current portion	(0.2)	(0.2)

Total long-term debt	$668.6	$727.4

(1)	Represents unamortized original issue discount of $4.5 million and $5.7 million as of September 30, 2011 and December 31, 2010, respectively, which is amortizable through March 15, 2015.

During 2011, the Company has repurchased $25.0 million of its Senior Subordinated Notes and $34.9 million of its Senior Secured Notes.

As of September 30, 2011, the amount available for borrowing under the Company’s senior secured asset-based revolving credit facility (the “ABL Facility”) was $168.5 million (allowing for $6.5 million of outstanding letters of credit).

Compliance with Loan Covenants

As of and for the period ended September 30, 2011, the Company was in compliance with all applicable loan covenants.

The ABL Facility would not be affected by a change in the Company’s credit rating.

4.	Pension and Other Retiree Benefits

The components of net periodic benefit cost for pension and postretirement plans for the three and nine months ended September 30, 2011 and 2010 are as follows:

	Three Months Ended September 30,
	Pension Benefits				Postretirement
	U.S.		International
(in millions of dollars)	2011	2010	2011	2010	2011	2010
Service cost	$—	$—	$0.5	$0.6	$—	$—
Interest cost	2.2	2.2	3.7	3.7	0.2	0.2
Expected return on plan assets	(2.7)	(2.6)	(4.0)	(3.8)	—	—
Amortization of net loss (gain)	1.0	0.8	1.0	1.2	(0.2)	(0.2)

Total net periodic benefit cost	$0.5	$0.4	$1.2	$1.7	$—	$—

	Nine Months Ended September 30,
	Pension Benefits				Postretirement
	U.S.		International
(in millions of dollars)	2011	2010	2011	2010	2011	2010
Service cost	$—	$—	$1.6	$1.7	$0.1	$0.1
Interest cost	6.5	6.7	11.1	10.9	0.5	0.5
Expected return on plan assets	(8.1)	(7.8)	(12.0)	(11.3)	—	—
Amortization of prior service cost	—	—	0.1	0.1	—	—
Amortization of net loss (gain)	3.2	2.3	2.9	3.6	(0.5)	(0.6)

Total net periodic benefit cost	$1.6	$1.2	$3.7	$5.0	$0.1	$—

The Company expects to contribute approximately $14.9 million to its defined benefit plans in 2011. For the nine months ended September 30, 2011, the Company has contributed $12.6 million to those plans.

5.	Stock-Based Compensation

The following table summarizes the Company’s stock-based compensation expense (including stock options, stock-settled stock appreciation rights (“SSARs”), restricted stock units (“RSUs”) and performance stock units (“PSUs”)) for the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions of dollars)	2011	2010	2011	2010
Stock option expense	$0.2	$0.1	$0.4	$0.3
SSAR expense	—	0.1	0.1	0.2
RSU expense	0.6	0.4	2.4	2.0
PSU expense (income)	0.2	(0.5)	0.9	—

Total	$1.0	$0.1	$3.8	$2.5

During the first quarter of 2011 the Board of Directors approved a stock compensation grant of 500,000 RSUs for the Company’s Chairman and Chief Executive Officer. During the second quarter of 2011, the Company’s Board of Directors approved an additional stock compensation grant to eligible employees and non-employee directors, which consisted of 642,300 stock options, 356,516 RSUs and 762,100 PSUs. The Company’s Board of Directors approved an additional grant of 8,800 stock options, 4,000 RSUs and 10,400 PSUs during the third quarter of 2011.

The Company generally recognizes compensation expense for its stock-based awards ratably over the vesting period. Stock-based compensation expense for the nine months ended September 30, 2011 includes $0.6 million of expense related to restricted stock units granted to non-employee directors, which became fully vested on the grant date.

The following table summarizes the Company’s unrecognized compensation expense and the weighted-average period over which the expense will be recognized as of September 30, 2011.

	September 30, 2011
(in millions of dollars, except weighted average years)	Unrecognized Compensation Expense	Weighted Average Years Expense To Be Recognized Over

Stock options	$2.1	2.8
SSARs	0.1	0.8
RSUs	5.7	2.8
PSUs	6.0	2.0

6.	Inventories

Inventories are stated at the lower of cost or market value. The components of inventories are as follows:

(in millions of dollars)	September 30, 2011	December 31, 2010
Raw materials	$24.3	$28.3
Work in process	5.2	4.5
Finished goods	188.2	173.1

Total inventories	$217.7	$205.9

7.	Goodwill and Identifiable Intangibles

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

Changes in the net carrying amount of goodwill by segment were as follows:

(in millions of dollars)	ACCO Brands Americas	ACCO Brands International	Computer Products Group	Total
Balance at December 31, 2010	$90.2	$39.9	$6.8	$136.9
Translation	(1.5)	0.8	—	(0.7)

Balance at September 30, 2011	$88.7	$40.7	$6.8	$136.2

Goodwill	$219.6	$124.9	$6.8	$351.3
Accumulated impairment losses	(130.9)	(84.2)	—	(215.1)

Balance at September 30, 2011	$88.7	$40.7	$6.8	$136.2

Identifiable Intangible Assets

The gross carrying value and accumulated amortization by class of identifiable intangible assets as of September 30, 2011 and December 31, 2010 are as follows:

	September 30, 2011				December 31, 2010
(in millions of dollars)	Gross Carrying Amounts	Accumulated Amortization		Net Book Value	Gross Carrying Amounts	Accumulated Amortization		Net Book Value
Indefinite-lived intangible assets:
Trade names	$138.6	$(44.5	) (1)	$94.1	$138.5	$(44.5	) (1)	$94.0
Amortizable intangible assets:
Trade names	58.3	(27.4)		30.9	58.2	(25.3)		32.9
Customer and contractual relationships	26.2	(21.1)		5.1	26.3	(19.5)		6.8

Patents/proprietary technology	10.6	(8.3)		2.3	10.4	(7.1)		3.3

Subtotal	95.1	(56.8)		38.3	94.9	(51.9)		43.0

Total identifiable intangibles	$233.7	$(101.3)		$132.4	$233.4	$(96.4)		$137.0

(1)	Accumulated amortization prior to the adoption of authoritative guidance on goodwill and other intangible assets.

The Company’s intangible amortization expense was $1.5 million and $1.7 million for the three months ended September 30, 2011 and 2010, respectively, and $4.8 million and $5.1 million for the nine months ended September 30, 2011 and 2010, respectively. As of September 30, 2011, estimated amortization expense for amortizable intangible assets for the current year and the next five years are as follows:

(in millions of dollars)	2011	2012	2013	2014	2015	2016
Estimated amortization expense	$6.4	$5.2	$3.8	$3.4	$3.1	$2.9

Actual amounts of amortization expense may differ from estimated amounts due to changes in foreign currency exchange rates, additional intangible asset acquisitions, impairment of intangible assets, accelerated amortization of intangible assets and other events.

8.	Restructuring and Other Charges

The Company had initiated significant restructuring actions associated with the merger of ACCO Brands Corporation and General Binding Corporation that resulted in the closure or consolidation of facilities that were engaged in manufacturing and distributing the Company’s products, primarily in North America and Europe, or which resulted in a reduction in overall employee headcount. The Company’s restructuring actions are now complete and no additional restructuring charges were initiated in 2010 or 2011. Employee termination costs and termination of lease agreements include the release of reserves no longer required.

A summary of the activity in the restructuring accounts and a reconciliation of the liability as of, and for, the nine months ended September 30, 2011 are as follows:

(in millions of dollars)	Balance at December 31, 2010	Total Provision (Income)	Cash Expenditures	Non-cash Items/ Currency Change	Balance at September 30, 2011

Employee termination costs	$2.2	$(0.4)	$(1.3)	$0.1	$0.6
Termination of lease agreements	3.0	(0.4)	(1.8)	0.1	0.9

Total restructuring liability	$5.2	$(0.8)	$(3.1)	$0.2	$1.5

Management expects the $0.6 million of employee termination costs to be substantially paid within the next nine months. Cash payments associated with lease termination costs of $0.9 million are expected to continue until the last lease terminates in 2013.

In addition to the restructuring described above, in the first quarter of 2011 the Company initiated plans to rationalize its European operations. The associated costs primarily relate to employee terminations, which were accounted for as regular business expenses and are expected to be largely offset by associated savings realized during the remainder of the 2011 year. These costs totaled $0.2 million and $4.5 million during the three months and nine months ended September 30, 2011 and are included within advertising, selling, general and administrative expenses in the Consolidated Statements of Operations.

A summary of the activity in the rationalization charges and a reconciliation of the liability for, and as of, the nine months ended September 30, 2011 are as follows:

(in millions of dollars)	Balance at December 31, 2010	Total Provision	Cash Expenditures	Non-cash Items/ Currency Change	Balance at September 30, 2011

Employee termination costs/liability	$—	$4.5	$(3.5)	$—	$1.0

Management expects the $1.0 million of employee termination costs to be substantially paid within the next six months.

9.	Income Taxes

For the three months ended September 30, 2011, the Company recorded income tax expense from continuing operations of $3.5 million on income before taxes of $15.4 million. This compares to an income tax expense from continuing operations of $8.1 million on income before taxes of $12.5 million in the third quarter of 2010. The high effective tax rate for 2010 is due to no tax benefits being provided on losses incurred in the U.S. and certain foreign jurisdictions where valuation reserves are recorded against future tax benefits. The low effective tax rate for 2011 is primarily due to the release of $2.8 million of U.K. tax valuation reserves and a $4.4 million benefit of income in jurisdictions with a lower tax rate than the U.S.

For the nine months ended September 30, 2011, the Company recorded income tax expense from continuing operations of $14.0 million on income before taxes of $23.2 million. This compares to income tax expense from continuing operations of $16.5 million on income before taxes of $20.0 million for the nine months ended September 30, 2010. The high effective tax rates for 2011 and 2010 are due to no tax benefits being provided on losses incurred in the U.S. and certain foreign jurisdictions where valuation reserves are recorded against future tax benefits, with 2010 partially offset by a benefit of $2.8 million for the correction of an error that increased net income by $2.8 million through an increase in deferred tax assets and a corresponding reduction in income tax expense, and with 2011 partially offset by a benefit of $2.8 million for the release of U.K. tax valuation reserves and $9.4 million benefit of income in jurisdictions with a lower tax rate than the U.S.

The reconciliation of income taxes for the three and nine months ended September 30, 2011 and 2010, computed at the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions of dollars)	2011	2010	2011	2010
Income tax expense computed at U.S. statutory income tax rate	$5.4	$4.4	$8.1	$7.0
Increase of U.S. valuation allowance	5.0	3.1	17.2	14.2

Release of U.K. valuation allowance	(2.8)	—	(2.8)	—
Foreign income taxed at a lower effective rate	(4.4)	(0.3)	(9.4)	(2.9)
Correction of prior period deferred taxes	—	—	—	(2.8)
Other	0.3	0.9	0.9	1.0

Income taxes as reported	$3.5	$8.1	$14.0	$16.5

The U.S. federal statute of limitations related to income tax returns remains open for the year 2008 and onward. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from 3 to 5 years. Years still open to examination by foreign tax authorities in major jurisdictions include Canada (2006 forward) and the U.K. (2008 forward). The Company is currently under examination in the U.S. and in various foreign jurisdictions.

10.	Earnings per Share

Total outstanding shares as of September 30, 2011 and 2010 were 55.2 million and 54.9 million, respectively. The calculation of basic earnings per common share is based on the weighted average number of common shares outstanding in the year, or period, over which they were outstanding. The Company’s calculation of diluted earnings per common share assumes that any common shares outstanding were increased by shares that would be issued upon exercise of those stock units for which the average market price for the period exceeds the exercise price; less, the shares that could have been purchased by the Company with the related proceeds, including compensation expense measured but not yet recognized, net of tax.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2011	2010	2011	2010
Weighted average number of common shares outstanding — basic	55.2	54.9	55.1	54.8
Employee stock options	0.1	—	0.1	0.1
Stock-settled stock appreciation rights	1.7	1.9	1.8	2.1
Restricted stock units	0.5	0.3	0.6	0.2

Adjusted weighted-average shares and assumed conversions — diluted	57.5	57.1	57.6	57.2

Awards of shares representing approximately 4.6 million and 4.9 million as of September 30, 2011 and 2010, respectively, of potentially dilutive shares of common stock were outstanding and are not included in the computation of dilutive earnings per share as their effect would have been anti-dilutive as such options’ exercise prices were higher than the average market price during the period.

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

On the date on which the Company enters into a derivative, the derivative is designated as a hedge of the identified exposure. The Company measures the effectiveness of its hedging relationships both at hedge inception and on an ongoing basis.

Forward Currency Contracts

The Company enters into forward foreign currency contracts to reduce the effect of fluctuating foreign currencies, primarily on foreign denominated inventory purchases and intercompany loans. The majority of the Company’s exposure to local currency movements is in Europe, Australia, Canada, Mexico and Japan.

Forward currency contracts used to hedge foreign denominated inventory purchases are designated as a cash flow hedge. Unrealized gains and losses on these contracts for inventory purchases are deferred in other comprehensive income until the contracts are settled and the underlying hedged transactions are recognized, at which time the deferred gains or losses will be reported in the “Cost of products sold” line in the Condensed Consolidated Statements of Operations. As of September 30, 2011 and December 31, 2010, the Company had cash flow designated foreign exchange contracts outstanding with a U.S. dollar equivalent notional value of $82.7 million and $92.9 million, respectively.

Forward currency contracts used to hedge foreign denominated intercompany loans are not designated as hedging instruments. Gains and losses on these derivative instruments are recognized within Other expense, net in the Condensed Consolidated Statements of Operations and are largely offset by the changes in the fair value of the hedged item. As of September 30, 2011 and December 31, 2010, the Company had undesignated foreign exchange contracts outstanding with a U.S. dollar equivalent notional value of $93.1 million and $92.7 million, respectively.

The periods of the forward foreign exchange contracts correspond to the periods of the hedged transactions, and do not extend beyond September 2012.

The following table summarizes the fair value of the Company’s derivative financial instruments as of September 30, 2011 and December 31, 2010, respectively.

	Fair Value of Derivative Instruments
	Derivative Assets			Derivative Liabilities
(in millions of dollars)	Balance Sheet Location	September 30, 2011	Dec. 31, 2010	Balance Sheet Location	September 30, 2011	Dec. 31, 2010
Derivatives designated as hedging instruments:
Foreign exchange contracts	Other current assets	$3.6	$0.7	Other current liabilities	$0.4	$2.4
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current assets	2.1	1.4	Other current liabilities	1.7	0.8

Total derivatives		$5.7	$2.1		$2.1	$3.2

The following table summarizes the pre-tax effect of the Company’s derivative financial instruments on the Consolidated Financial Statements for the three and nine months ended September 30, 2011 and 2010, respectively.

	The Effect of Derivative Instruments in Cash Flow Hedging Relationships on the Consolidated Financial Statements for the Three Months Ended September 30, 2011 and 2010
(in millions of dollars)	Amount of (Gain) Loss Recognized in OCI (Effective Portion)		Location of (Gain) Loss Reclassified from OCI to Income	Amount of (Gain) Loss Reclassified from AOCI to Income (Effective Portion)
	2011	2010		2011	2010
Cash flow hedges:
Foreign exchange contracts	$(4.3)	$4.8	Cost of products sold	$1.2	$0.1
			Income from discontinued operations, net of income taxes	—	0.2

Total	$(4.3)	$4.8		$1.2	$0.3

	The Effect of Derivative Instruments in Cash Flow Hedging Relationships on the Consolidated Financial Statements for the Nine Months Ended September 30, 2011 and 2010
(in millions of dollars)	Amount of (Gain) Loss Recognized in OCI (Effective Portion)		Location of (Gain) Loss Reclassified from OCI to Income	Amount of (Gain) Loss Reclassified from AOCI to Income (Effective Portion)
	2011	2010		2011	2010
Cash flow hedges:
Foreign exchange contracts	$1.2	$1.3	Cost of products sold	$5.6	$(1.1)
			Income from discontinued operations, net of income taxes	0.5	0.7

Total	$1.2	$1.3		$6.1	$(0.4)

	The Effect of Derivatives Not Designated as Hedging Instruments on the Consolidated Statements of Operations

	Location of (Gain) Loss Recognized in Income on Derivatives	Amount of (Gain) Loss Recognized in Income Three Months Ended September 30,		Amount of (Gain) Loss Recognized in Income Nine Months Ended September 30,
(in millions of dollars)		2011	2010	2011	2010
Foreign exchange contracts	Other (income) expense	$(0.2)	$0.6	$—	$(2.5)

12.	Fair Value of Financial Instruments

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

The Company utilizes the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company has determined that its financial assets and liabilities are Level 2 in the fair value hierarchy. The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2011 and December 31, 2010:

(in millions of dollars)	September 30, 2011	December 31, 2010
Assets:
Forward currency contracts	$5.7	$2.1
Liabilities:
Forward currency contracts	$2.1	$3.2

The Company’s forward currency contracts are included in Other Current Assets or Other Current Liabilities and mature within 12 months. The forward foreign currency exchange contracts are primarily valued based on the foreign currency spot and forward rates quoted by the banks or foreign currency dealers. As such, these derivative instruments are classified within Level 2.

The fair values of cash and cash equivalents, notes payable to banks, accounts receivable and accounts payable approximate carrying amounts due principally to their short maturities. The carrying amount of total debt was $668.8 million and $727.6 million and the estimated fair value of total debt was $691.6 million and $794.5 million at September 30, 2011 and December 31, 2010, respectively. The fair values are determined from quoted market prices, where available, and from investment bankers using current interest rates considering credit ratings and the remaining terms of maturity.

13.	Comprehensive Income (Loss)

Comprehensive income (loss) is defined as net income (loss) and other changes in stockholders’ equity from transactions and other events from sources other than stockholders. The table below presents total comprehensive income (loss) for the three and nine months ended September 30, 2011 and 2010, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions of dollars)	2011	2010	2011	2010
Net income	$11.7	$5.4	$47.3	$5.6
Other comprehensive income (loss), net of tax
Derivative instruments, net of tax	4.5	(3.6)	3.7	(1.1)
Amortization of costs associated with pension and post- retirement benefit obligations, net of tax	2.9	(1.8)	4.1	4.7
Currency translation adjustments	(24.4)	28.2	(11.6)	8.2

Other comprehensive income (loss)	(17.0)	22.8	(3.8)	11.8

Comprehensive income (loss)	$(5.3)	$28.2	$43.5	$17.4

14.	Information on Business Segments

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

Financial information by reportable segment is set forth below.

Net sales by business segment are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions of dollars)	2011	2010	2011	2010
ACCO Brands Americas	$182.6	$178.1	$510.5	$506.6
ACCO Brands International	110.3	97.0	321.0	292.4
Computer Products Group	46.2	44.3	136.2	126.1

Net sales	$339.1	$319.4	$967.7	$925.1

Operating income by business segment is as follows (1):

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions of dollars)	2011	2010	2011	2010
ACCO Brands Americas	$16.5	$16.5	$36.5	$39.2
ACCO Brands International	14.6	5.3	27.7	19.3
Computer Products Group	11.1	12.6	33.5	31.4

Segment operating income	42.2	34.4	97.7	89.9
Corporate	(6.8)	(4.4)	(18.4)	(14.4)

Operating income	35.4	30.0	79.3	75.5
Interest expense, net	20.6	19.7	59.3	58.9
Equity in earnings of joint ventures	(3.8)	(2.3)	(6.2)	(4.6)
Other expense, net	3.2	0.1	3.0	1.2

Income from continuing operations before income taxes	$15.4	$12.5	$23.2	$20.0

(1)	Operating income as presented in the segment table above is defined as i) net sales; ii) less cost of products sold; iii) less advertising, selling, general and administrative expenses; iv) less amortization of intangibles; and v) less restructuring.

15.	Joint Venture Investments

Summarized below is the aggregated financial information for the Company’s joint ventures, Pelikan-Artline Pty Ltd and Neschen GBC Graphic Films LLC, which are accounted for under the equity method. Accordingly, the Company has recorded its proportionate share of earnings or losses on the line entitled, “Equity in earnings of joint ventures” in the Condensed Consolidated Statements of Operations. The Company’s share of the net assets of the joint ventures is included within “Other assets” in the Condensed Consolidated Balance Sheets.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions of dollars)	2011	2010	2011	2010
Net sales	$43.7	$38.2	$120.3	$108.1
Gross profit	26.3	23.4	68.9	62.2
Operating income	9.7	9.6	17.4	17.0
Net income	7.1	7.4	12.2	12.2

(in millions of dollars)	September 30, 2011	December 31, 2010

Current assets	$84.8	$89.6
Non-current assets	36.0	37.9
Current liabilities	36.2	37.6
Non-current liabilities	19.3	23.8

16.	Commitments and Contingencies

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

In June of 2011, and with effect from May 31, 2011, the Company sold its GBC Fordigraph Pty Ltd business to The Neopost Group. The Australia-based business was formerly part of the ACCO Brands International segment and is included in the financial statements as discontinued operations. The GBC Fordigraph business represented approximately $46 million in annual net sales for the year ended December 31, 2010. The Company has received net proceeds of $53.6 million and anticipates pre-tax net proceeds of $52.9 million, inclusive of working capital adjustments and estimated selling costs. In connection with this transaction, in 2011, the Company recorded a gain on sale of $36.9 million, net of tax.

Also included in discontinued operations are the results of the Company’s commercial print finishing business, which was sold during the second quarter of 2009. During the nine month periods ended September 30, 2011 and 2010, the Company recorded expenses of $0.3 million and $0.5 million, respectively, attributable to the wind-down of the disposed operations.

The operating results and financial position of discontinued operations are as follows:

(in millions, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
Operating Results:	2011	2010	2011	2010
Net sales	$—	$11.3	$19.9	$32.9

Income from operations before income taxes	0.1	1.3	2.3	3.2
Gain (loss) on sale before income taxes	(0.2)	—	41.6	(0.2)
Income tax expense	0.1	0.3	5.8	0.9

Income (loss) from discontinued operations	$(0.2)	$1.0	$38.1	$2.1

Per share:
Basic income (loss) from discontinued operations	$0.0	$0.02	$0.69	$0.04

Diluted income (loss) from discontinued operations	$0.0	$0.02	$0.66	$0.04

(in millions of dollars) Financial Position:	September 30, 2011	December 31, 2010
Current assets	$0.2	$23.7
Non-current assets	—	9.4

Total assets	$0.2	$33.1

Current liabilities	$2.2	$14.6
Non-current liabilities	—	5.3

Total liabilities	$2.2	$19.9

Remaining liabilities related to discontinued operations consist principally of selling costs related to the sale of GBC Fordigraph and litigation accruals. These liabilities are expected to be settled within the next twelve months.

18.	Condensed Consolidated Financial Information

The Company’s 100% owned domestic subsidiaries have jointly, severally, fully and unconditionally guaranteed our existing Senior Secured Notes and Senior Subordinated Notes. Rather than filing separate financial statements for each guarantor subsidiary with the Securities and Exchange Commission, the Company has elected to present the following consolidating financial statements, which detail the results of operations for the three and nine months ended September 30, 2011 and 2010, cash flows for the nine months ended September 30, 2011 and 2010 and financial position as of September 30, 2011 and December 31, 2010 of the Company and its guarantor and non-guarantor subsidiaries (in each case carrying investments under the equity method), and the eliminations necessary to arrive at the reported consolidated financial statements of the Company.

Condensed Consolidating Balance Sheets (Unaudited)

	September 30, 2011
(in millions of dollars)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$13.6	$(10.9)	$38.6	$—	$41.3
Accounts receivable, net	—	93.3	161.2	—	254.5
Inventories	—	109.0	108.7	—	217.7
Receivables from affiliates	71.4	4.0	36.0	(111.4)	—
Deferred income taxes	3.0	—	4.5	—	7.5
Other current assets	5.3	13.5	13.8	—	32.6
Assets of discontinued operations	—	—	0.2	—	0.2

Total current assets	93.3	208.9	363.0	(111.4)	553.8

Property, plant and equipment, net	0.7	78.4	72.7	—	151.8
Deferred income taxes	1.1	—	11.3	—	12.4
Goodwill	—	70.5	65.7	—	136.2
Identifiable intangibles, net	57.8	51.2	23.4	—	132.4
Other assets	14.7	5.5	43.5	—	63.7
Investment in, long term receivable from, affiliates	732.9	707.3	200.0	(1,640.2)	—

Total assets	$900.5	$1,121.8	$779.6	$(1,751.6)	$1,050.3

Liabilities and Stockholders’ (Deficit) Equity
Current liabilities:
Current portion of long-term debt	$0.1	$0.1	$—	$—	$0.2
Accounts payable	—	49.9	55.8	—	105.7
Accrued compensation	1.6	6.1	11.8	—	19.5
Accrued customer programs liabilities	—	20.1	37.3	—	57.4
Accrued interest	4.2	—	—	—	4.2
Other current liabilities	3.7	22.1	40.1	—	65.9
Payables to affiliates	6.9	268.6	268.8	(544.3)	—
Liabilities of discontinued operations	—	0.4	1.8	—	2.2

Total current liabilities	16.5	367.3	415.6	(544.3)	255.1

Long-term debt	668.2	0.3	0.1	—	668.6
Long-term notes payable to affiliates	178.2	16.4	—	(194.6)	—
Deferred income taxes	63.4	—	19.7	—	83.1
Pension and post retirement benefit obligations	4.5	32.2	26.5	—	63.2
Other non-current liabilities	2.3	5.5	5.1	—	12.9

Total liabilities	933.1	421.7	467.0	(738.9)	1,082.9

Stockholder’s (deficit) equity:
Common stock	0.6	562.0	75.3	(637.3)	0.6
Treasury stock	(1.7)	—	—	—	(1.7)
Paid-in capital	1,405.0	694.2	339.8	(1,034.0)	1,405.0
Accumulated other comprehensive loss	(89.9)	(44.0)	(11.2)	55.2	(89.9)
Accumulated deficit	(1,346.6)	(512.1)	(91.3)	603.4	(1,346.6)

Total stockholders’ (deficit) equity	(32.6)	700.1	312.6	(1,012.7)	(32.6)

Total liabilities and stockholders’ (deficit) equity	$900.5	$1,121.8	$779.6	$(1,751.6)	$1,050.3

Condensed Consolidating Balance Sheets

	December 31, 2010
(in millions of dollars)	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$39.5	$(0.4)	$44.1	$—	$83.2
Accounts receivable, net	—	87.5	187.3	—	274.8
Inventories	—	100.2	105.7	—	205.9
Receivables from affiliates	235.5	58.5	38.1	(332.1)	—
Deferred income taxes	3.0	—	6.1	—	9.1
Other current assets	2.5	11.6	9.9	—	24.0
Assets of discontinued operations	—	—	23.7	—	23.7

Total current assets	280.5	257.4	414.9	(332.1)	620.7
Property, plant and equipment, net	1.0	85.6	76.6	—	163.2
Deferred income taxes	0.9	—	9.7	—	10.6
Goodwill	—	70.5	66.4	—	136.9
Identifiable intangibles, net	57.9	53.8	25.3	—	137.0
Other assets	21.6	6.3	43.9	—	71.8
Investment in, long-term receivable from, affiliates	616.9	711.4	200.0	(1,528.3)	—
Assets of discontinued operations	—	—	9.4	—	9.4

Total assets	$978.8	$1,185.0	$846.2	$(1,860.4)	$1,149.6

Liabilities and Stockholders’ (Deficit) Equity
Current liabilities:
Current portion of long-term debt	$0.1	0.1	$—	$—	$0.2
Accounts payable	—	60.4	49.9	—	110.3
Accrued compensation	1.6	10.0	12.3	—	23.9
Accrued customer program liabilities	—	24.6	48.2	—	72.8
Accrued interest	22.0	—	—	—	22.0
Other current liabilities	2.2	23.7	58.2	—	84.1
Payables to affiliates	60.9	427.2	277.5	(765.6)	—
Liabilities of discontinued operations	—	0.6	14.0	—	14.6

Total current liabilities	86.8	546.6	460.1	(765.6)	327.9
Long-term debt	727.1	0.3	—	—	727.4
Long-term notes payable to affiliates	178.2	16.4	1.7	(196.3)	—
Deferred income taxes	59.6	—	21.6	—	81.2
Pension and post retirement benefit obligations	4.7	39.9	30.3	—	74.9
Other non-current liabilities	2.2	5.6	4.9	—	12.7
Liabilities of discontinued operations	—	—	5.3	—	5.3

Total liabilities	1,058.6	608.8	523.9	(961.9)	1,229.4
Stockholders’ (deficit) equity:
Common stock	0.6	561.3	76.0	(637.3)	0.6
Treasury stock	(1.5)	—	—	—	(1.5)
Paid-in capital	1,401.1	632.0	336.4	(968.4)	1,401.1
Accumulated other comprehensive loss	(86.1)	(47.0)	(4.4)	51.4	(86.1)
Accumulated deficit	(1,393.9)	(570.1)	(85.7)	655.8	(1,393.9)

Total stockholders’ (deficit) equity	(79.8)	576.2	322.3	(898.5)	(79.8)

Total liabilities and stockholders’ (deficit) equity	$978.8	$1,185.0	$846.2	$(1,860.4)	$1,149.6

Condensed Consolidating Income Statements (Unaudited)

	000000	000000	000000	000000	000000
	Three Months Ended September 30, 2011
(in millions of dollars)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Unaffiliated sales	$—	$167.1	$172.0	$—	$339.1
Affiliated sales	—	5.4	1.7	(7.1)	—

Net sales	—	172.5	173.7	(7.1)	339.1

Cost of products sold	—	124.2	114.9	(7.1)	232.0

Gross profit	—	48.3	58.8	—	107.1

Advertising, selling, general and administrative expenses	6.9	33.0	30.7	—	70.6
Amortization of intangibles	0.1	0.8	0.6	—	1.5
Restructuring income	—	—	(0.4)	—	(0.4)

Operating income (loss)	(7.0)	14.5	27.9	—	35.4

Interest expense (income) from affiliates	(0.3)	—	0.3	—	—
Interest expense, net	18.2	2.3	0.1	—	20.6
Equity in (earnings) losses of joint ventures	—	0.1	(3.9)	—	(3.8)
Other expense (income), net	3.1	(5.1)	5.2	—	3.2

Income (loss) before taxes and earnings of wholly owned subsidiaries	(28.0)	17.2	26.2	—	15.4

Income tax expense	1.5	—	2.0	—	3.5

Income (loss) from continuing operations	(29.5)	17.2	24.2	—	11.9

Loss from discontinued operations, net of income taxes	—	(0.2)	—	—	(0.2)

Income (loss) before earnings of wholly owned subsidiaries	(29.5)	17.0	24.2	—	11.7
Earnings of wholly owned subsidiaries	41.2	22.6	—	(63.8)	—

Net income	$11.7	$39.6	$24.2	$(63.8)	$11.7

	000000	000000	000000	000000	000000
	Three months ended September 30, 2010
(in millions of dollars)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Unaffiliated sales	$—	$166.2	$153.2	$—	$319.4
Affiliated sales	—	4.4	1.2	(5.6)	—

Net sales	—	170.6	154.4	(5.6)	319.4
Cost of products sold	—	121.1	106.1	(5.6)	221.6

Gross profit	—	49.5	48.3	—	97.8
Advertising, selling, general and administrative expenses	4.2	34.2	27.7	—	66.1
Amortization of intangibles	0.1	0.9	0.7	—	1.7

Operating income (loss)	(4.3)	14.4	19.9	—	30.0

Interest expense (income) from affiliates	(0.2)	—	0.2	—	—
Interest expense (income), net	19.6	(0.1)	0.2	—	19.7
Equity in (earnings) losses of joint ventures	—	0.1	(2.4)	—	(2.3)
Other expense (income), net	(0.3)	(3.6)	4.0	—	0.1

Income (loss) before taxes and earnings of wholly owned subsidiaries	(23.4)	18.0	17.9	—	12.5
Income tax expense	1.7	—	6.4	—	8.1

Income (loss) from continuing operations	(25.1)	18.0	11.5	—	4.4
Income from discontinued operations, net of income taxes	—	—	1.0	—	1.0

Income (loss) before earnings of wholly owned subsidiaries	(25.1)	18.0	12.5	—	5.4
Earnings of wholly owned subsidiaries	30.5	9.5	—	(40.0)	—

Net income	$5.4	$27.5	$12.5	$(40.0)	$5.4

Condensed Consolidating Income Statements (Unaudited)

	Nine Months Ended September 30, 2011
(in millions of dollars)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated

Unaffiliated sales	$—	$462.9	$504.8	$—	$967.7
Affiliated sales	—	14.8	4.9	(19.7)	—

Net sales	—	477.7	509.7	(19.7)	967.7

Cost of products sold	—	344.2	341.4	(19.7)	665.9

Gross profit	—	133.5	168.3	—	301.8

Advertising, selling, general and administrative expenses	19.5	102.6	96.4	—	218.5
Amortization of intangibles	0.1	2.6	2.1	—	4.8
Restructuring income	—	—	(0.8)	—	(0.8)

Operating income (loss)	(19.6)	28.3	70.6	—	79.3

Interest expense (income) from affiliates	(0.9)	—	0.9	—	—
Interest expense, net	51.9	7.4	—	—	59.3
Equity in (earnings) losses of joint ventures	—	0.3	(6.5)	—	(6.2)
Other expense (income), net	3.1	(15.1)	15.0	—	3.0

Income (loss) before taxes and earnings of wholly owned subsidiaries	(73.7)	35.7	61.2	—	23.2

Income tax expense	4.5	—	9.5	—	14.0

Income (loss) from continuing operations	(78.2)	35.7	51.7	—	9.2

Income (loss) from discontinued operations, net of income taxes	—	(0.3)	38.4	—	38.1

Income (loss) before earnings of wholly owned subsidiaries	(78.2)	35.4	90.1	—	47.3
Earnings of wholly owned subsidiaries	125.5	84.1	—	(209.6)	—

Net income	$47.3	$119.5	$90.1	$(209.6)	$47.3

	Nine months ended September 30, 2010
(in millions of dollars)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Unaffiliated sales	$—	$467.0	$458.1	$—	$925.1
Affiliated sales	—	13.9	3.6	(17.5)	—

Net sales	—	480.9	461.7	(17.5)	925.1
Cost of products sold	—	344.0	315.3	(17.5)	641.8

Gross profit	—	136.9	146.4	—	283.3
Advertising, selling, general and administrative expenses	15.4	102.9	85.2	—	203.5
Amortization of intangibles	0.1	2.9	2.1	—	5.1
Restructuring income	—	(0.4)	(0.4)	—	(0.8)

Operating (loss) income	(15.5)	31.5	59.5	—	75.5

Interest (income) expense from affiliates	(0.9)	—	0.9	—	—
Interest expense (income), net	58.5	(0.1)	0.5	—	58.9
Equity in (earnings) losses of joint ventures	—	0.3	(4.9)	—	(4.6)
Other expense (income), net	(0.3)	(12.1)	13.6	—	1.2

Income (loss) before taxes and earnings of wholly owned subsidiaries	(72.8)	43.4	49.4	—	20.0
Income tax expense	4.8	—	11.7	—	16.5

Income (loss) from continuing operations	(77.6)	43.4	37.7	—	3.5
Income (loss) from discontinued operations, net of income taxes	—	(0.7)	2.8	—	2.1

Income (loss) before earnings of wholly owned subsidiaries	(77.6)	42.7	40.5	—	5.6
Earnings of wholly owned subsidiaries	83.2	34.7	—	(117.9)	—

Net income	$5.6	$77.4	$40.5	$(117.9)	$5.6

Condensed Consolidating Statement of Cash Flows (Unaudited)

	Nine Months Ended September 30, 2011
(in millions of dollars)	Parent	Guarantors	Non- Guarantors	Consolidated
Net cash provided (used) by operating activities	$(86.1)	$16.5	$47.7	$(21.9)

Investing activities:
Additions to property, plant and equipment	—	(5.5)	(5.1)	(10.6)
Assets acquired	—	(0.6)	(0.8)	(1.4)
Proceeds from the sale of discontinued operations	—	0.8	53.8	54.6
Proceeds from the disposition of assets	—	—	0.3	0.3
Other	—	—	0.6	0.6

Net cash provided (used) by investing activities	—	(5.3)	48.8	43.5
Financing activities:
Intercompany financing	57.9	(52.6)	(5.3)	—
Net dividends	65.4	31.0	(96.4)	—
(Repayments) proceeds of long-term debt	(62.9)	(0.1)	0.2	(62.8)
Other	(0.2)	—	—	(0.2)

Net cash provided (used) by financing activities	60.2	(21.7)	(101.5)	(63.0)
Effect of foreign exchange rate changes on cash	—	—	(0.5)	(0.5)
Net decrease in cash and cash equivalents	(25.9)	(10.5)	(5.5)	(41.9)
Cash and cash equivalents:
Beginning of the period	39.5	(0.4)	44.1	83.2

End of the period	$13.6	$(10.9)	$38.6	$41.3

	Nine Months Ended September 30, 2010
(in millions of dollars)	Parent	Guarantors	Non- Guarantors	Consolidated
Net cash provided (used) by operating activities	$(80.9)	$37.6	$28.4	$(14.9)

Investing activities:
Additions to property, plant and equipment	—	(3.6)	(5.1)	(8.7)
Assets acquired	—	(1.1)	—	(1.1)
Proceeds (payments) from the sale of discontinued operations	—	(4.2)	0.4	(3.8)
Proceeds from the disposition of assets	—	—	0.7	0.7

Net cash used by investing activities	—	(8.9)	(4.0)	(12.9)
Financing activities:
Intercompany financing	67.0	(53.8)	(13.2)	—
Net dividends	1.4	27.8	(29.2)	—
Proceeds of long-term debt	—	—	0.4	0.4
Repayments of short-term debt, net	—	—	(0.8)	(0.8)
Cost of debt issuance	(0.8)	—	—	(0.8)
Other	(0.1)	—	—	(0.1)

Net cash provided (used) by financing activities	67.5	(26.0)	(42.8)	(1.3)
Effect of foreign exchange rate changes on cash	—	—	(0.2)	(0.2)
Net increase (decrease) in cash and cash equivalents	(13.4)	2.7	(18.6)	(29.3)
Cash and cash equivalent:
Beginning of the period	14.2	(1.5)	30.9	43.6

End of the period	$0.8	$1.2	$12.3	$14.3

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Management’s discussion and analysis of financial condition and results of operations for the three and nine months ended September 30, 2011 and 2010, should be read in conjunction with the condensed consolidated financial statements of ACCO Brands Corporation and the accompanying notes contained therein. Unless otherwise noted, the following discussion pertains only to our continuing operations.

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

We respond to these market changes by adjusting our sales prices, but this response can be difficult during periods of rapid fluctuation. A significant portion of our foreign-currency cost of goods purchases is hedged with forward foreign currency contracts, which delays the economic effect of a fluctuating U.S. dollar helping us align market pricing changes. The financial impact on our business of foreign exchange movements for cost of goods is also further delayed until we sell the inventory. The two foreign exchange exposures impact the business at different times: the translation of results is impacted immediately when the exchange rates move, whereas the impact on our cost of goods is typically delayed due to a combination of currency hedging strategies and the inventory cycle.

During the second half of 2010 and into 2011, the cost of certain commodities used to make our products increased significantly, which negatively impacted our cost of goods. We continue to monitor commodity costs and work with our suppliers and customers to negotiate balanced and fair pricing that best reflects the current economic environment. Select price increases took effect during the third quarter of 2010. The Company has implemented additional price increases in the first and third quarters of 2011. These increases are intended to further help offset our additional cost increases.

In the nine months ended September 30, 2011, the Company incurred approximately $4 million of cash expenses, which principally consist of employee termination costs, related to the rationalization of its European operations. It is expected that savings realized in 2011 will largely offset the costs related to this rationalization.

In June 2011, and with effect from May 31, 2011, the Company sold its GBC Fordigraph Pty Ltd business. The Australian-based business was formerly part of the ACCO Brands International segment and is included in the financial statements as discontinued operations. The GBC Fordigraph business represented approximately $46 million in annual net sales. The Company has received net proceeds of $53.6 million and anticipates pre-tax net proceeds of $52.9 million, inclusive of working capital adjustments and estimated selling costs. In connection with this transaction, in the nine months ended September 30, 2011, the Company recorded a gain on sale of $36.9 million, net of tax.

As a result of the Company’s strong cash position and enhanced by the proceeds from the sale of the GBC Fordigraph Pty Ltd business the Company has reduced its debt by $59.9 million during the second and third quarters of 2011.

The Company funds liquidity needs for capital investment, working capital and other financial commitments through cash flow from continuing operations and its $175.0 million ABL Facility. Based on our borrowing base, as of September 30, 2011, approximately $168.5 million remained available for borrowing under our ABL Facility, which expires in September 2013.

Three months ended September 30, 2011 versus three months ended September 30, 2010

Results

The following table presents the Company’s results for the three months ended September 30, 2011 and 2010, respectively.

	Three Months Ended September 30,		Amount of Change
(in millions of dollars)	2011	2010	$	%
Net sales	$339.1	$319.4	$19.7	6%
Cost of products sold	232.0	221.6	10.4	5%
Gross profit	107.1	97.8	9.3	10%
Gross profit margin	31.6%	30.6%		1.0	pts
Advertising, selling, general and administrative expenses	70.6	66.1	4.5	7%
Amortization of intangibles	1.5	1.7	(0.2)	(12)%
Restructuring charges (income)	(0.4)	—	(0.4)	NM
Operating income	35.4	30.0	5.4	18%
Operating income margin	10.4%	9.4%		1.0	pts
Interest expense, net	20.6	19.7	0.9	5%
Equity in earnings of joint ventures	(3.8)	(2.3)	(1.5)	65%
Other expense, net	3.2	0.1	3.1	NM
Income tax expense	3.5	8.1	(4.6)	(57)%
Effective tax rate	22.7%	64.8%		(42.1	) pts
Income from continuing operations	11.9	4.4	7.5	170%
Income (loss) from discontinued operations, net of income taxes	(0.2)	1.0	(1.2)	NM
Net income	11.7	5.4	6.3	117%

Net Sales

Net sales increased $19.7 million, or 6%, to $339.1 million. The increase was primarily due to translation gains resulting from the weakening of the U.S. dollar relative to the prior year, which favorably impacted sales by 4%, or $14.5 million. Additionally underlying sales growth was due to higher pricing, as volumes declined modestly.

Cost of Products Sold

Cost of products sold includes all product sourcing, manufacturing, and distribution costs, including depreciation related to assets used in the manufacturing and distribution process, inbound and outbound freight, shipping and handling costs, purchasing costs associated with materials and packaging used in the production processes. Cost of products sold increased $10.4 million, or 5%, to $232.0 million. The increase reflects the impact of unfavorable currency translation of $9.5 million as well as commodity and fuel cost increases, which have been partially offset by improved manufacturing and distribution efficiencies.

Gross Profit

Management believes that gross profit and gross profit margin provide enhanced shareholder appreciation of underlying profit drivers. Gross profit increased $9.3 million, or 10%, to $107.1 million. The increase in gross profit was due to higher pricing and the benefit from favorable currency translation of $5.0 million, partly offset by higher commodity and fuel costs. Gross profit margin increased to 31.6% from 30.6%, primarily due to higher pricing and improved efficiencies, particularly in Europe.

SG&A (Advertising, selling, general and administrative expenses)

SG&A expenses include advertising, marketing, selling (including commissions), research and development, customer service, depreciation related to assets outside the manufacturing and distribution processes and all other general and administrative expenses outside the manufacturing and distribution functions (e.g., finance, human resources, information technology, etc.). SG&A increased $4.5 million, or 7%, to $70.6 million, of which currency translation contributed $2.2 million of the increase. The remainder of the increase was due to higher professional fees and severance expenses.

Operating Income

Operating income increased $5.4 million, or 18%, to $35.4 million which includes $2.7 million of favorable currency translation. As a percentage of sales, operating income increased to 10.4% from 9.4%. This increase was primarily the result of European operations returning to profitability.

Interest Expense and Other Expense

Interest expense was $20.6 million compared to $19.7 million in the prior-year quarter. The increase was primarily due to the acceleration of debt origination amortization costs resulting from bond repurchases in the quarter. During the quarter, the Company repurchased $34.9 million of its Senior Secured Notes and $14.0 million of its Senior Subordinated Notes.

Other expense was $3.2 million compared to expense of $0.1 million in the prior-year quarter. The unfavorable change in other expense was due to the $3.0 million premium paid on the repurchase of $34.9 million of the Company’s Senior Secured Notes in the third quarter.

Income Taxes

For the three months ended September 30, 2011, the Company recorded income tax expense from continuing operations of $3.5 million on income before taxes of $15.4 million. This compares to an income tax expense from continuing operations of $8.1 million on income before taxes of $12.5 million in the prior year. The low effective tax rate for the current year is due to the reversal of a valuation reserve in the U.K. The high effective tax rate in the prior-year period is due to no tax benefit being provided on losses incurred in the U.S. and certain foreign jurisdictions where valuation reserves are recorded against future tax benefits.

Income from Continuing Operations

Income from continuing operations was $11.9 million, or $0.21 per diluted share, compared to income of $4.4 million, or $0.08 per diluted share in the prior-year quarter.

Income from Discontinued Operations

Discontinued operations include the results of the Company’s former GBC Fordigraph Pty Ltd business, which was sold during the second quarter of 2011, and the commercial print finishing business, which was sold during the second quarter of 2009. (See Note 17, Discontinued Operations, in the Notes to the Consolidated Financial Statements for further details).

The components of discontinued operations for the three months ended September 30, 2011 and 2010 are as follows:

(in millions of dollars)	2011	2010
Income from operations before income taxes	$0.1	$1.3
Loss on sale before income taxes	(0.2)	—
Income tax expense	0.1	0.3

Income (loss) from discontinued operations	$(0.2)	$1.0

Net Income

Net income was $11.7 million, or $0.20 per diluted share, compared to net income of $5.4 million, or $0.09 per diluted share, in the prior-year quarter.

Segment Discussion

	Three Months Ended September 30,
	2011	2010	Amount of change
(in millions of dollars)	Net Sales		$	%

ACCO Brands Americas	$182.6	$178.1	$4.5	3%
ACCO Brands International	110.3	97.0	13.3	14%
Computer Products	46.2	44.3	1.9	4%

Total segment sales	$339.1	$319.4	$19.7

	Three Months Ended September 30,
	2011		2010		Amount of change
(in millions of dollars)	Operating Income	Operating Income Margin	Operating Income	Operating Income Margin	$	%	Margin Points

ACCO Brands Americas	$16.5	9.0%	$16.5	9.3%	$—	0%	(30)
ACCO Brands International	14.6	13.2%	5.3	5.5%	9.3	175%	770
Computer Products	11.1	24.0%	12.6	28.4%	(1.5)	(12)%	(440)

Total segment operating income	$42.2		$34.4		$7.8

Segment operating income excludes corporate costs, interest expense, equity in earnings of joint ventures and other expense (See Note 14, Information on Business Segments, in the Notes to the Consolidated Financial Statements for a reconciliation of total segment operating income to income from continuing operations before income taxes).

ACCO Brands Americas

Results

ACCO Brands Americas net sales increased $4.5 million, or 3%, to $182.6 million, with foreign currency translation contributing $2.1 million, or 1%, of the increase. Higher pricing favorably impacted sales by 2% and was partially offset by modest sales volume declines.

Operating income was flat at $16.5 million, and operating income margin decreased to 9.0% from 9.3% in the prior-year period. The decrease in operating margin was primarily due to severance and higher fuel costs.

ACCO Brands International

Results

ACCO Brands International net sales increased $13.3 million, or 14%, to $110.3 million. The favorable impact from foreign currency translation increased sales by $10.6 million, or 11%, and pricing added 4%. Volumes declined 2%, principally due to reduced demand in Europe, which included declines from transitioning small customers to alternate distributions channels. These factors were partially offset by gains in sales and market share for the new paper shredder range.

Operating income increased $9.3 million to $14.6 million and included the benefit of favorable currency translation of $1.9 million. Operating income margin increased to 13.2% from 5.5% in the prior year period. The increase in operating income margin was primarily the result of European operations returning to profitability as a result of improved gross margins due to higher pricing. Additionally, the rationalization effort in Europe contributed freight and distribution efficiencies as well as lower selling, general and administrative expenses.

Computer Products Group

Results

Computer Products net sales increased $1.9 million, or 4%, to $46.2 million. The favorable impact from foreign currency translation increased sales by $1.8 million, or 4% and pricing negatively impacted sales by 1%. The remaining increase primarily reflects volume gains from sales of new accessory products for the iPhone® and iPad®, partially offset by lower sales volume and royalty income from security products.

Operating income decreased $1.5 million, or 12%, to $11.1 million, with operating income margins decreasing to 24.0% from 28.4%. The decrease in operating income was primarily due to lower royalties and unfavorable product mix.

Nine months ended September 30, 2011 versus nine months ended September 30, 2010

Results

The following table presents the Company’s results for the nine months ended September 30, 2011 and 2010, respectively.

	Nine Months Ended September 30,		Amount of Change
(in millions of dollars)	2011	2010	$	%
Net sales	$967.7	$925.1	$42.6	5%
Cost of products sold	665.9	641.8	24.1	4%
Gross profit	301.8	283.3	18.5	7%
Gross profit margin	31.2%	30.6%		0.6	pts
Advertising, selling, general and administrative expenses	218.5	203.5	15.0	7%
Amortization of intangibles	4.8	5.1	(0.3)	(6)%
Restructuring income	(0.8)	(0.8)	—	—
Operating income	79.3	75.5	3.8	5%
Operating income margin	8.2%	8.2%		—
Interest expense, net	59.3	58.9	0.4	1%
Equity in earnings of joint ventures	(6.2)	(4.6)	(1.6)	35%
Other expense, net	3.0	1.2	1.8	150%
Income tax expense	14.0	16.5	(2.5)	(15)%
Effective tax rate	60.3%	82.5%		(22.2	) pts
Income from continuing operations	9.2	3.5	5.7	163%
Income from discontinued operations, net of income taxes	38.1	2.1	36.0	NM
Net income	47.3	5.6	41.7	745%

Net Sales

Net sales increased $42.6 million, or 5%, to $967.7 million, primarily due to translation gains from the U.S. dollar weakening relative to the prior year, which favorably impacted sales by $40.8 million, or 4%. Underlying sales growth was due to higher pricing, partially offset by volume, which declined in the International and Americas segments.

Cost of Products Sold

Cost of products sold includes all product sourcing, manufacturing and distribution costs, including depreciation related to assets used in the manufacturing and distribution process, inbound and outbound freight, shipping and handling costs, purchasing costs associated with materials and packaging used in the production processes. Cost of products sold increased $24.1 million to $665.9 million. The increase reflects the impact of unfavorable currency translation of $26.5 million as well as commodity and fuel cost increases, which have been partially offset by lower sales volume and improved manufacturing, freight and distribution efficiencies.

Gross Profit

Management believes that gross profit and gross profit margin provide enhanced shareholder appreciation of underlying profit drivers. Gross profit increased $18.5 million, or 7%, to $301.8 million. The increase in gross profit was primarily due to the benefit from favorable currency translation of $14.3 million. Gross profit margin increased to 31.2% from 30.6%, due to higher pricing and improved efficiencies, particularly in Europe.

SG&A (Advertising, selling, general and administrative expenses)

SG&A expenses include advertising, marketing, selling (including commissions), research and development, customer service, depreciation related to assets outside the manufacturing and distribution processes and all other general and administrative expenses outside the manufacturing and distribution functions (e.g., finance, human resources, information technology, etc.). SG&A increased $15.0 million, or 7%, to $218.5 million, of which currency translation contributed $6.9 million of the increase. SG&A as a percentage of sales increased to 22.6% from 22.0%. The increase was principally due to the rationalization of our European operations, for which we incurred $4.5 million of employee termination costs, and increased incentive expenses of $3.6 million.

Operating Income

Operating income increased $3.8 million, or 5%, to $79.3 million, and as a percentage of sales, operating income was flat versus the prior-year period at 8.2%. The increase in operating income was driven by $7.2 million of favorable currency translation and improved gross margins, partly offset by the SG&A cost increases described above and lower sales volume.

Interest Expense and Other Expense

Interest expense was $59.3 million compared to $58.9 million in the prior-year. The increase was primarily due to the acceleration of debt origination amortization costs resulting from bond repurchases, $34.9 million of the Company’s Senior Secured Notes and $25.0 million of its Senior Subordinated Notes. This was partly offset by reduced borrowings under its revolving credit facility during the year.

Other expense was $3.0 million compared to $1.2 million in the prior-year period. The increase was due to the premium paid on the repurchase of $34.9 million of the Senior Secured Notes in the third quarter, partly offset by lower foreign exchange losses in the current year period.

Income Taxes

For the nine months ended September 30, 2011, the Company recorded income tax expense from continuing operations of $14.0 million on income before taxes of $23.2 million. This compares to an income tax expense from continuing operations of $16.5 million on income before taxes of $20.0 million in the prior year. The high effective tax rates for 2011 and 2010 are due to no tax benefit being provided on losses incurred in the U.S. and certain foreign jurisdictions where valuation reserves are recorded against future tax benefits. Included in the 2011 amount is a $2.8 million benefit of the reversal of a valuation reserve in the U.K. Included in the 2010 amount is an out-of-period adjustment made to correct an error related to inaccurate calculations of deferred taxes at a foreign subsidiary. The correction of the error increased net income by $2.8 million through an increase in deferred tax assets and a corresponding reduction in income tax expense.

Income from Continuing Operations

Income from continuing operations was $9.2 million, or $0.16 per diluted share, compared to income of $3.5 million, or $0.06 per diluted share in the prior-year.

Income from Discontinued Operations

Discontinued operations include the results of the Company’s GBC Fordigraph Pty Ltd business, which was sold during the second quarter of 2011, and the commercial print finishing business, which was sold during the second quarter of 2009. (See Note 17, Discontinued Operations, in the Notes to the Consolidated Financial Statements for further details).

The components of discontinued operations for the nine months ended September 30, 2011 and 2010 are as follows:

(in millions of dollars)	2011	2010
Income from operations before income tax	$2.3	$3.2
Gain (loss) on sale before income tax	41.6	(0.2)
Income tax expense	5.8	0.9

Income from discontinued operations	$38.1	$2.1

Net Income

Net income was $47.3 million, or $0.82 per diluted share, compared to net income of $5.6 million, or $0.10 per diluted share, in the prior year.

Segment Discussion

	Nine Months Ended September 30,
	2011	2010	Amount of change
(in millions of dollars)	Net Sales		$	%

ACCO Brands Americas	$510.5	$506.6	$3.9	1%
ACCO Brands International	321.0	292.4	28.6	10%
Computer Products	136.2	126.1	10.1	8%

Total segment sales	$967.7	$925.1	$42.6

	Nine Months Ended September 30,
	2011		2010		Amount of change
(in millions of dollars)	Operating Income	Operating Income Margin	Operating Income	Operating Income Margin	$	%	Margin Points

ACCO Brands Americas	$36.5	7.1%	$39.2	7.7%	$(2.7)	(7)%	(60)
ACCO Brands International	27.7	8.6%	19.3	6.6%	8.4	44%	200
Computer Products	33.5	24.6%	31.4	24.9%	2.1	7%	(30)

Total segment operating income	$97.7		$89.9		$7.8

Segment operating income excludes corporate costs, interest expense, equity in earnings of joint ventures and other expense (See Note 14, Information on Business Segments, in the Notes to the Consolidated Financial Statements for a reconciliation of total segment operating income to income from continuing operations before income taxes).

ACCO Brands Americas

Results

ACCO Brands Americas net sales increased $3.9 million, or 1% to $510.5 million. Foreign currency translation favorably impacted sales by $7.0 million. Sales volume declined 2%, primarily in the U.S. during the first quarter, when certain customers reduced inventory levels. The decline was partially offset by higher pricing.

Operating income decreased $2.7 million, or 7%, to $36.5 million and included favorable foreign currency translation of $1.3 million. Operating income margin decreased to 7.1% from 7.7% in the prior-year period due to lower sales volume and increased SG&A expenses, mainly severance.

ACCO Brands International

Results

ACCO Brands International net sales increased $28.6 million, or 10%, to $321.0 million. The increase was driven by foreign currency translation, which increased sales by $29.0 million, or 10%. Sales volume declined 3% due to weak European market demand and customer inventory reductions, partially offset by European price increases and small volume gains in the Asia-Pacific region.

Operating income increased $8.4 million, or 44%, to $27.7 million, including a $4.4 million benefit from foreign currency translation. Operating income margin increased to 8.6% from 6.6%, mainly due to the substantial improvements in European operations, resulting from higher pricing, improved freight and distribution efficiencies, as well as reduced SG&A expenses. These improvements were partially offset by the related $4.5 million of business rationalization charges within Europe, which were primarily incurred in the first quarter.

Computer Products Group

Results

Computer Products net sales increased $10.1 million, or 8%, to $136.2 million. The favorable impact from foreign currency translation increased sales by $4.8 million, or 4%. The remainder of the increase primarily reflects volume gains, principally in the U.S. from sales of new accessory products for the iPhone® and iPad®, as well as higher net pricing.

Operating income increased $2.1 million, or 7%, to $33.5 million, driven by $1.5 million of favorable currency translation and higher net pricing. Operating income margins decreased to 24.6% from 24.9% due to lower security product sales and royalty income.

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

Nine months ended September 30, 2011 versus nine months ended September 30, 2010

Cash Flow from Operating Activities

For the nine months ended September 30, 2011 cash used by operating activities was $21.9 million compared to cash used of $14.9 million in the prior year period. Net income was $47.3 million in 2011 and $5.6 million in 2010. Non-cash adjustments to net income on a pre-tax basis in 2011 were a net gain of $2.1 million due to the sale of the GBC Fordigraph business, compared to expense of $35.3 million in 2010. Pre-tax net income adjusted for non-cash charges was $65.0 million in 2011 compared to $58.3 million in 2010, as calculated below:

	Nine Months Ended
(in millions of dollars)	September 30, 2011	September 30, 2010
Pre-tax net income from continuing operations	$23.2	$20.0
Pre-tax net income from discontinued operations	43.9	3.0

Pre-tax net income	67.1	23.0
Pre-tax non-cash charges (gains)	(2.1)	35.3

Pre-tax net income adjusted for non-cash charges(1)	$65.0	$58.3

(1)	The Company believes this to be a meaningful indicator of cash flow from operations as it eliminates non-cash charges.

For the 2011 period, the use of cash by operating activities of $21.9 million included only a $0.3 million use of cash from net working capital (accounts receivable, inventories and accounts payable). Compared to the prior year, accounts receivable levels reflect improved customer collections activity while inventory levels have increased in preparation for the seasonally strong fourth quarter but also demonstrate improved supply chain management. Payments associated with the 2010 annual incentive plan of approximately $9 million were made during the first quarter of 2011, compared to approximately $1 million in the prior year period.

Income tax payments were $22.4 million in 2011, compared to only $10.9 million in the 2010 period when the Company benefited from substantial refunds related to prior years and had lower operating profit. Interest payments of $71.3 million and contributions to the Company’s pension plans of $12.6 million were slightly higher than payments made during the prior year period. Payments associated with the Company’s wind down of restructuring and integration activities were $3.2 million, while European business rationalization activity has resulted in payments of $3.5 million during the first nine months of 2011.

In the prior year 2010 period, the net use of cash by operating activities of $14.9 million was driven by an increase in working capital (accounts receivable, inventories and accounts payable), partly offset by cash generated from our operating profit. The $18.6 million use of cash for working capital during the first nine month of 2010 resulted from: 1) higher inventory levels due to the timing of sales (sales did not materialize until the fourth quarter) and the higher cost of commodities, and 2) higher than expected accounts receivable due to the timing of sales and collections within the quarter.

The table below shows our cash flow from net working capital (accounts receivable, inventories and accounts payable) for the nine months ended September 30, 2011 and 2010, respectively.

	Nine Months Ended
(in millions of dollars)	September 30, 2011	September 30, 2010
Accounts receivable	$17.7	$0.8
Inventories	(13.5)	(28.4)
Accounts payable	(4.5)	9.0

Cash flow from net working capital	$(0.3)	$(18.6)

Cash Flow from Investing Activities

Cash provided by investing activities was $43.5 million for the nine months ended September 30, 2011 and cash used was $12.9 million for the period ended September 30, 2010. The sale of the Company’s GBC Fordigraph business during the second quarter of 2011 generated net proceeds of $53.6 million. Additional costs associated with that sale of $0.7 million are expected to be paid before the end of 2011, and approximately $5.4 million of taxes associated with the sale are expected to be paid in 2012. The Company also received $1.0 million of net proceeds associated with the 2009 sale of the Company’s former commercial print finishing business. Gross capital expenditures were $10.6 million and $8.7 million for the periods ended September 30, 2011 and 2010, respectively. Additional cash payments of $1.4 million associated with the purchase of two minor product line acquisitions were also recognized during the first half of 2011.

Cash Flow from Financing Activities

Cash used by financing activities was $63.0 million and $1.3 million for the nine months ended September 30, 2011 and 2010, respectively. During 2011, principally during the third quarter, the Company repurchased $59.9 million of its Senior Subordinated Notes and Senior Secured Notes debt. (See Note 3, Long-term Debt and Short-term Borrowings, in the Notes to the Consolidated Financial Statements for further details).

Compliance with Loan Covenants

Based on our borrowing base, as of September 30, 2011, the amount available for borrowings under the Company’s ABL Facility was $168.5 million (allowing for $6.5 million of letters of credit outstanding on that date). The ABL Facility would not be affected by a change in the Company’s credit rating.

As of and for the period ended September 30, 2011, the Company was in compliance with all applicable loan covenants.

Capitalization

We had approximately 55.2 million common shares outstanding as of September 30, 2011.

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

Forward-Looking Statements

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and sections elsewhere in this report contain, and other periodic reports and press releases of the Company may contain, certain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. These forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “will,” “believe,” “expect,” “intend,” “anticipate,” “estimate,” “forecast,” “project,” “plan,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Because actual results may differ from those predicted by such forward-looking statements, you should not place undue reliance on such forward-looking statements when deciding whether to buy, sell or hold the Company’s securities. The Company undertakes no obligation to update these forward-looking statements in the future. Among the factors that could cause plans, actions and results to differ materially from current expectations are: fluctuations in cost and availability of raw materials; competition within the markets in which the Company operates; the effects of both general and extraordinary economic, political and social conditions, including any volatility and disruption in the capital and credit markets; the dependence of the Company on certain suppliers of manufactured products; the effect of consolidation in the office products industry; the liquidity and solvency of our major customers; our continued ability to access the capital and credit markets; the risk that targeted cost savings and synergies from previous business combinations may not be fully realized or take longer to realize than expected; future goodwill and/or impairment charges; foreign exchange rate fluctuations; the development, introduction and acceptance of new products; the degree to which higher raw material costs, and freight and distribution costs, can be passed on to customers through selling price increases and the effect on sales volume as a result thereof; increases in health care, pension and other employee welfare costs; as well as other risks and uncertainties detailed from time to time in the Company’s SEC filings.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. There have been no material changes to Foreign Exchange Risk Management or Interest Rate Risk Management through the period ended September 30, 2011 or through the date of this report.

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

There has been no change in the Company’s internal control over financial reporting that occurred during the three month period ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Number	Description

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes to those financial statements tagged as blocks of text.+

*	Filed herewith.
**	Furnished herewith.
+	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 shall not be deemed to be “filed” for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, or otherwise subject to liability under those sections, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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
Thomas P. O’Neill, Jr.
Senior Vice President, Finance and Accounting
(principal accounting officer)

October 26, 2011

EXHIBIT INDEX

Number	Description

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes to those financial statements tagged as blocks of text.+

*	Filed herewith.
**	Furnished herewith.
+	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 shall not be deemed to be “filed” for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, or otherwise subject to liability under those sections, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.