Form 10-K
period 2011-12-31
ACCO BRANDS CORP
filed 2012-02-23
CIK 712034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☑

As of June 30, 2011, the aggregate market value of the shares of Common Stock held by non-affiliates of the registrant was approximately $282 million.

As of February 1, 2012, the registrant had outstanding 55,480,751 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be issued in connection with registrant’s annual stockholder’s meeting expected to be held on May 15, 2012 are incorporated by reference into Part III of this report.

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

ITEM 1. BUSINESS

Overview

ACCO Brands is one of the world’s largest suppliers of branded office products (excluding furniture, computers, printers and bulk paper) to the office products resale industry. We design, develop, manufacture and market a wide variety of traditional and computer-related office products, supplies, binding and laminating equipment and related consumable supplies, personal computer accessory products, paper-based time management products and presentation aids and products. Through a focus on research, marketing and innovation, we seek to develop new products that meet the needs of our consumers and commercial end-users, which we believe will increase the product positioning of our brands. We compete through a balance of innovation, a low-cost operating model and an efficient supply chain. We sell our products primarily to markets located in North America, Europe and Australia. Our brands include GBC®, Kensington®, Quartet®, Rexel, Swingline®, Wilson Jones®, Marbig, NOBO and Day-Timer ®, among others.

The majority of our office products are used by businesses. Most of these end-users purchase our products from our reseller customers, which include commercial contract stationers, retail superstores, wholesalers, mail order and internet catalogs, mass merchandisers, club stores and dealers. We also supply our products directly to commercial and industrial end-users and to the educational market. Historically we have targeted the premium-end of the product categories in which we compete. However, we also supply private label products for our customers where we believe we have an economic advantage or where it is necessary to merchandise a complete category.

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

Our priority for cash flow use over the near term, after internal growth, is to fund the reduction of debt and invest in new products through both organic development and acquisitions. For a description of certain factors that may have had, or may in the future have, a significant impact on our business, financial condition or results of operations, see Item 1A, “Risk Factors”.

Reportable Segments

Our Company is organized into three business segments: ACCO Brands Americas, ACCO Brands International and Computer Products Group.

The following table shows the percentages of consolidated revenue from continuing operations derived from each of our reportable segments in the years indicated:

Segment	2011	2010	2009
ACCO Brands Americas	52%	53%	55%
ACCO Brands International	34%	33%	32%
Computer Products Group	14%	14%	13%

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

The customer base to which our products are sold is made up of large global and regional resellers of our products. It is through these large resellers that the Company’s products reach the end consumer. Our customer base includes commercial contract stationers, office products superstores, wholesalers, distributors, mail order and internet catalogs, mass merchandisers, club stores and independent dealers. The majority of sales by our customers are to business end-users, which generally seek office products that have added value or ease of use features and a reputation for reliability, performance and professional appearance. Some of our document finishing products are sold directly to high volume end-users and commercial reprographic centers and indirectly to lower-volume consumers worldwide. Approximately two-thirds of the Day-Timer® business is sold through the direct channel, which markets product through the internet and periodic sales catalogs and ships product directly to our end-user customers. The remainder of the business sells to large resellers and commercial dealers.

Computer Products Group

The Computer Products Group designs, distributes, markets and sells accessories for laptop and desktop computers, smart phones and tablets. These accessories primarily include security locks, power adapters, input devices such as mice and keyboards, laptop computer carrying cases, hubs and docking stations, ergonomic devices and technology accessories for smart phones and tablets. The Computer Products Group sells mostly under the Kensington®, Microsaver® and ClickSafe® brand names, with the majority of its revenue coming from the U.S. and Western Europe.

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

Discontinued Operations

On June 14, 2011, the Company announced the disposition of GBC-Fordigraph Pty Ltd (“GBC-Fordigraph Business”). The Australia-based business was formerly part of the ACCO Brands International segment and the results of operations are included in the financial statements as a discontinued operation for all periods presented. The GBC-Fordigraph Business represented $45.9 million in annual net sales for the year ended December 31, 2010. The Company has received final proceeds of $52.9 million inclusive of working capital adjustments and selling costs. In connection with this transaction, in 2011, the Company recorded a gain on sale of $41.9 million ($36.8 million after- tax).

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

Acquisition

On November 17, 2011, the Company announced the signing of a definitive agreement to merge MeadWestvaco Corporation’s Consumer and Office Products business (“Mead C&OP Business”) into the Company in a transaction that was valued at approximately $860 million as of the date the transaction was announced. The Mead C&OP Business is a leading manufacturer and marketer of school supplies, office products, and planning and organizing tools – including the Mead®, Five Star®, Trapper Keeper®, AT-A-GLANCE®, Cambridge®, Day Runner®, Hilroy, Tilibra and Grafons brands in the U.S., Canada and

Brazil. Upon completion of the transaction, MeadWestvaco shareholders will own 50.5% of the combined company. The transaction is subject to approval by the Company’s shareholders and the satisfaction of customary closing conditions and regulatory approvals, including a ruling from the U.S. Internal Revenue Service on the tax-free nature of the transaction for MeadWestvaco. The transaction is expected to be completed in the first half of 2012. The Company will be the accounting acquirer in the merger and will apply purchase accounting to the assets and liabilities acquired upon consummation of the merger.

Customers/Competition

Our sales are generated principally in North America, Europe and Australia. For the fiscal year ended December 31, 2011, these markets represented 59%, 25% and 11% of our net sales, respectively. Our top ten customers are Staples, Office Depot, OfficeMax, BPGI, United Stationers, S.P. Richards, Wal-Mart/Sam’s Club, Coles Group, Lyreco and Spicers, together accounting for 51% of our net sales for the fiscal year ended December 31, 2011. Sales to Staples, Inc. and subsidiaries amounted to approximately 13% of consolidated net sales for each of the three years ended 2011, 2010 and 2009. Sales to Office Depot, Inc. and subsidiaries amounted to approximately 11% of consolidated net sales for each of the three years ended 2011, 2010 and 2009. Sales to no other customer exceeded 10% of consolidated sales for any of these periods.

Current trends among our customers include fostering high levels of competition among suppliers, demanding innovative new products and requiring suppliers to maintain or reduce product prices and deliver products with shorter lead times and in smaller quantities. Other trends are for retailers to import generic products directly from foreign sources and sell those products, which compete with our products, under the customers’ own private-label brands. The combination of these market influences, along with a recent and continuing trend of consolidation among resellers, has created an intensely competitive environment in which our principal customers continuously evaluate which products they will offer to their customers. This results in pricing pressures, the need for stronger end-user brands, broader product penetration within categories, the ongoing introduction of innovative new products and continuing improvements in customer service.

Competitors of the ACCO Brands Americas and ACCO Brands International segments include Avery Dennison, Esselte, 3M, Newell Rubbermaid, Hamelin, Smead, Fellowes, MeadWestvaco, Tops Products, Franklin Covey, House of Doolittle, Dominion BlueLine, Carolina Pad, Ampad, Blue Sky, Spiral Binding and numerous private label suppliers and importers. Competitors of the Computer Products Group include Belkin, Logitech, Targus and Fellowes.

Certain financial information for each of our business segments and geographic regions is incorporated by reference to Note 15, Information on Business Segments, to our consolidated financial statements contained in Item 8 of this report.

Product Development and Product Line Rationalization

Our strong commitment to understanding our consumers and defining products that fulfill their needs drives our product development strategy, which we believe is and will continue to be a key contributor to our success in the office products industry. Our new products are developed from our own consumer understanding, our own research and development or through partnership initiatives with inventors and vendors. Costs related to consumer research and product research when paid directly by ACCO Brands are included in marketing costs and research and development expenses, respectively. Research and development expenses amounted to $20.5 million, $24.0 million and $18.6 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Significant product developments include the Computer Products Group development of smart phone and tablet accessory products that now represent 22% of 2011 segment revenue. With respect to office products, the “Stack and Shred” range of shredders was an innovative product line launched at a time when there was disruption in the product market resulting from supply chain limitations suffered by a major competitor. Total shredder sales increased by approximately 74% in 2011. Market acceptance of “Stack and Shred” shredders continues to be favorable.

In 2011 the Computer Products Group also launched a new proprietary computer security lock product under the brand name “ClickSafe®” to supplement its well recognized MicroSaver® product line for which most patent protection expired in January 2012. By the end of 2011, ClickSafe® product sales accounted for approximately 12% of our computer security product sales. The ClickSafe® solution has patent protection through 2029.

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

As a result of this review process, during 2011 we completed the sale of the GBC-Fordigraph Business, the Company’s former Australian direct sales business that sold mailroom and binding and laminating equipment and supplies. This business represented approximately $46 million in annual net sales for the year ended December 31, 2010. In addition, during 2009 we completed the sale of our former commercial print finishing business. This business represented approximately $100 million in annual net sales for the year ended December 31, 2008.

Raw Materials

The primary materials used in the manufacturing of many of our products are plastics, resin, polyester and polypropylene substrates, paper, steel, wood, aluminum, melamine, zinc and cork. These materials are available from a number of suppliers, and we are not dependent upon any single supplier for any of these materials. In general, our gross profit may be affected from time to time by fluctuations in the prices of these materials because our customers require advance notice and negotiation to pass through raw material price increases, giving rise to a delay before cost increases can be passed on to our customers. See Item 1A, “Risk Factors.” The raw materials and labor costs we incur are subject to price increases that could adversely affect our profitability. Based on experience, we believe that adequate quantities of these materials will be available in the foreseeable future. In addition, a significant portion of the products we sell in our international markets are sourced from China and other Asia-Pacific countries and are paid for in U.S. dollars. Thus, movements of their local currency to the U.S. dollar have the same impacts as raw material price changes and we adjust our pricing in these markets to reflect these currency changes.

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

Intellectual Property

We have many patents, trademarks, brand names and trade names that are, in the aggregate, important to our business. The loss of any individual patent or license, however, would not be material to us taken as a whole, even though there can be no assurance that the royalty income we have received pursuant to license agreements covering patents that have expired can be replaced, or that we will not experience a decline in gross profit margin on related products that no longer have patent protection. Many of our trademarks are only important in particular geographic markets or regions. Our principal registered trademarks are: GBC®, Kensington®, Quartet®, Rexel, Swingline®, Wilson Jones®, Marbig, NOBO, Day-Timer®, Microsaver®, ClickSafe® and ACCO®.

Certain of our patents covering MicroSaver branded products in the computer security category expired in January 2012. We recognized approximately $5.4 million, $7.5 million and $4.6 million in royalty revenue related to these patents in the years ended December 31, 2011, 2010 and 2009, respectively. As these patents have expired, competitors may be able to legally utilize the technology that was protected by those patents and competition could increase, resulting in the Company realizing lower gross margin from the loss of royalty receipts and possibly lower gross margin for MicroSaver branded products. The development of the ClickSafe® product will enable the Company to continue to offer a proprietary computer security product although no license agreements have yet been entered into for the patents related to ClickSafe®. See “Product Development and Product Line Rationalization.”

Environmental Matters

We are subject to federal, state and local laws and regulations concerning the discharge of materials into the environment and the handling, disposal and clean-up of waste materials and otherwise relating to the protection of the environment. It is not possible to quantify with certainty the potential impact of actions regarding environmental matters, particularly remediation and other compliance efforts that we may undertake in the future. In the opinion of our management, compliance with the present environmental protection laws, before taking into account estimated recoveries from third parties, will not have a material adverse effect upon our capital expenditures, financial condition, results of operations or competitive position. See Item 1A, “Risk Factors.”

Employees

As of December 31, 2011, the Company had approximately 3,800 full-time and part-time employees. There have been no strikes or material labor disputes at any of our facilities during the past five years. We consider our employee relations to be good.

ITEM 1A. RISK FACTORS

The factors that are discussed below, as well as the matters that are generally set forth in this report on Form 10-K and the documents incorporated by reference herein, could materially and adversely affect the Company’s business, results of operations and financial condition.

Risks Related to Our Business

Sales of our products may be adversely affected by issues that affect business, commercial and consumer spending decisions during periods of economic uncertainty or weakness.

Sales of our products can be very sensitive to uncertain U.S. and global economic conditions, particularly in categories where we compete against private label, other branded and/or generic products that are competitive on price, quality, service or other grounds. In periods of economic uncertainty or weakness, the demand for our products may be adversely affected, as businesses and consumers may seek or be forced to purchase more lower cost, private label or other economy brands, may more readily switch to electronic, digital or web-based products serving similar functions, or may forego certain purchases altogether. As a result, adverse changes in the U.S. or global economy or sustained periods of economic uncertainty or weakness could negatively affect our earnings and could have a material adverse effect on our business, results of operations, cash flows and financial position.

Challenges related to the highly competitive business segments in which we operate could have a negative effect on our ongoing operations, revenues, results, cash flows or financial position.

We operate in highly competitive business segments that face a number of challenges, including competitors with strong brands or brand recognition, significant private label producers, imports from a range of countries, low entry barriers, sophisticated and large buyers of office products, and potential substitution from a range of products and services including electronic, digital or web-based products that can replicate or render obsolete or less desirable some of the products we sell. In particular, our business is likely to be affected by: (1) the decisions and actions of our major customers, including their decisions on whether to increase their purchases of private label products; (2) decisions of current and potential suppliers of competing products on whether to take advantage of low entry barriers to expand their production; and (3) the decisions of end-users of our products to expand their use of substitute products and, in particular, to shift their use of time management and planning products toward electronic and other substitutes. In addition, our competitive position depends on continued investment in innovation and product development, manufacturing and sourcing, quality standards, marketing and customer service and support. Our success will depend in part on our ability to anticipate and offer products that appeal to the changing needs and preferences of our customers in a market where many of our product categories are affected by continuing improvements in technology and shortened product lifecycles. We may not have sufficient resources to make the investments that may be necessary to anticipate those changing needs and may not anticipate, identify, develop and market products successfully or otherwise be successful in maintaining their competitive position.

Our business depends on a limited number of large and sophisticated customers, and a substantial reduction in sales to these customers could significantly impact our operating results.

The office products industry is characterized by a small number of major customers, principally office products superstores (which combine contract stationers, retail and mail order), office products resellers and mass merchandisers. A relatively limited number of customers account for a large percentage of our total net sales. Our top ten customers accounted for 51% of our net sales for the fiscal year ended December 31, 2011. Sales to Staples, Inc. and Office Depot, Inc. and subsidiaries during the same period amounted to approximately 13% and 11%, respectively, of our 2011 net sales. Our large customers have the ability to obtain favorable terms, to directly source their own private label products and to create and support new and competing suppliers. The loss of, or a significant reduction in, business from one or more of our major customers could have a material adverse effect on our business, financial condition and results of operations.

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

As of December 31, 2011, we had $669.0 million of outstanding debt. This indebtedness could have negative consequences to us, such as:

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

We and our subsidiaries may be able to incur substantial additional indebtedness in the future because the terms of our existing indebtedness do not prohibit us or our subsidiaries from doing so, within certain limits. Based on our borrowing base, as of December 31, 2011 our revolving credit facility permitted borrowing of up to an additional $165.5 million. If new indebtedness is added to our and our subsidiaries’ current debt levels, the related risks that we and they now face could intensify.

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

A bankruptcy of one or more of our major customers could have a material adverse effect on our financial condition and results of operations.

Our concentrated customer base increases our customer credit risk. Were any of our major customers to make a bankruptcy filing, we could be adversely impacted due to not only a reduction in future sales but also losses associated with the potential inability to collect any outstanding accounts receivable from such customer. Such a result could negatively impact our financial results and cash flows.

Our pension costs could substantially increase as a result of volatility in the equity markets or interest rates.

The difference between plan obligations and assets, or the funded status of our defined benefit pension plans, is a significant factor in determining the net periodic benefit costs of our pension plans and the ongoing funding requirements of those plans. Changes in interest rates and the market value of plan assets impact the funded status of these plans and cause volatility in the net periodic benefit cost and future funding requirements of these plans. The exact amount of cash contributions made to pension plans in any year is dependent upon a number of factors, including the investment returns on pension plan assets, and a significant increase in our pension funding requirements could have a negative impact on our cash flow and financial condition.

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

Our customers may further consolidate, which could adversely impact our margins and sales.

Customers within our customer base have steadily consolidated over the last two decades. If that trend continues, it is likely to result in further pricing pressures on us that could result in reduced margin and sales. Further, there can be no assurance that following consolidation large customers will continue to buy from us across different product segments or geographic regions, which could negatively impact our financial results.

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

Risks associated with currency volatility could harm our sales, profitability and cash flows.

Approximately 53% of our net sales for the fiscal year ended December 31, 2011 were from foreign sales. While the recent relative volatility of the U.S. dollar to other currencies has impacted our businesses’ sales, profitability and cash flows as the results of non-U.S. operations have increased when reported in U.S. dollars, we cannot predict the rate at which the U.S. dollar will trade against other currencies in the future. If the U.S. dollar were to substantially strengthen, making the dollar significantly more valuable relative to other currencies in the global market, such an increase could harm our ability to compete, and therefore, materially and adversely affect our financial condition and our results of operations. More specifically, a significant portion of the products we sell are sourced from China and other Asia-Pacific countries and are paid for in U.S. dollars. Thus, movements of their local currency to the U.S. dollar have the same impacts as raw material price changes in addition to the currency translation impact noted above.

Risks associated with outsourcing the production of certain of our products could materially and adversely affect our business, financial condition and results of operations.

Historically, we have outsourced certain manufacturing functions to third-party service providers in China and other Asia-Pacific countries. Outsourcing generates a number of risks, including decreased control over the manufacturing process potentially leading to production delays or interruptions, inferior product quality control and misappropriation of trade secrets. In addition, performance problems by these third-party service providers could result in cost overruns, delayed deliveries, shortages, quality issues or other problems, which could result in significant customer dissatisfaction and could materially and adversely affect our business, financial condition and results of operations.

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

Any inability to secure, protect and maintain rights to intellectual property could have material adverse impact on our business.

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

Our success will depend on our ability to attract and retain qualified personnel, including executive officers and other key management personnel. We may not be able to attract and retain qualified management and other personnel necessary for the development, manufacture and sale of our products, and key employees may not remain with us in the future. If we fail to retain our key employees, we may experience substantial disruption in our businesses. The loss of key management personnel or other key employees or our potential inability to attract such personnel may adversely affect our ability to manage our overall operations and successfully implement our business strategy.

We are subject to global environmental regulation and environmental risks.

We and our operations, both in the U.S. and abroad, are subject to national, state, provincial and/or local environmental laws and regulations that impose limitations and prohibitions on the discharge and emission of, and establish standards for the use, disposal and management of, certain materials and waste. We are also subject to laws regulating the content of toxic chemicals and materials in the products we sell. Environmental and product content laws and regulations can be complex and may change often. Capital and operating expenses required to comply with environmental and product content laws and regulations can be significant, and violations may result in substantial fines, penalties and civil damages. The costs of complying with environmental and product content laws and regulations and any claims concerning noncompliance, or liability with respect to contamination in the future could have a material adverse effect on our financial condition or results of operations.

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

We may not consummate our acquisition of the Mead C&OP Business or realize the anticipated benefits if we do complete the acquisition.

Our proposed acquisition of the Mead C&OP Business may not be consummated in a timely manner or at all. If we are unable to complete the proposed acquisition, we will have incurred substantial expenses and diverted significant management time and resources from our ongoing business. Even if we consummate the proposed acquisition, we will still have incurred substantial expenses but may not realize the anticipated cost synergies and other benefits of the acquisition. Given the size and significance of the acquisition, we may encounter difficulties in the integration of the operations of the Mead C&OP Business, which could adversely affect our combined business and financial performance.

If the proposed transaction is not completed the price of the our common stock may decline to the extent that the market price of the Company’s common stock reflects positive market assumptions that the proposed acquisition will be completed and the related anticipated benefits will be realized. We also may be subject to additional risks if the proposed transaction is not completed, including, depending on the reasons for termination of the merger agreement, the requirement that we pay MeadWestvaco Corporation a termination fee of $15.0 million or reimburse MeadWestvaco Corporation for their expenses in connection with the transactions in an amount up to $5.0 million.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We have manufacturing facilities in North America, Europe and Australia, and maintain distribution centers in relation to the regional markets we service. We lease our principal U.S. headquarters in Lincolnshire, Illinois. The following table indicates the principal manufacturing and distribution facilities of our subsidiaries as of December 31, 2011:

Location	Functional Use	Owned/Leased
U.S. Properties:
Ontario, California	Distribution/Manufacturing	Leased
Booneville, Mississippi	Distribution/Manufacturing	Owned/Leased
Ogdensburg, New York	Distribution/Manufacturing	Owned/Leased
East Texas, Pennsylvania	Distribution/Manufacturing/Office	Owned
Pleasant Prairie, Wisconsin	Distribution/Manufacturing	Leased
Non-U.S. Properties:
Sydney, Australia	Distribution/Manufacturing	Owned
Brampton, Canada	Distribution/Manufacturing/Office	Leased
Tabor, Czech Republic	Manufacturing	Owned
Denton, England	Manufacturing	Owned
Halesowen, England	Distribution	Owned
Lillyhall, England	Manufacturing	Leased
Tornaco, Italy	Distribution	Leased
Lerma, Mexico	Manufacturing/Office	Owned
Born, Netherlands	Distribution	Leased
Wellington, New Zealand	Distribution/Office	Owned
Arcos de Valdevez, Portugal	Manufacturing	Owned

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

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “ABD.” The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported on the NYSE for 2010 and 2011:

	High	Low
2010
First Quarter	$8.62	$5.92
Second Quarter	$9.47	$4.93
Third Quarter	$6.81	$4.63
Fourth Quarter	$8.89	$5.52
2011
First Quarter	$9.66	$7.77
Second Quarter	$10.39	$6.91
Third Quarter	$8.89	$4.62
Fourth Quarter	$10.20	$4.33

As of February 1, 2012, the Company had approximately 11,459 registered holders of its common stock.

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

STOCK PERFORMANCE GRAPH

The following graph compares the cumulative total stockholder return on our common stock to that of the S&P Office Services and Supplies (SuperCap1500) Index and the Russell 2000 Index assuming an investment of $100 in each from December 31, 2006 through December 31, 2011.

	Cumulative Total Return
	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
ACCO Brands Corporation.	$100.00	$60.60	$13.03	$27.50	$32.19	$36.46
Russell 2000	100.00	98.43	65.18	82.89	105.14	100.75
S & P Office Services & Supplies (SuperCap1500)...	100.00	88.69	54.96	64.56	76.41	62.19

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

	Year Ended December 31,
	2011	2010	2009	2008	2007
(in millions of dollars, except per share data)
Income Statement Data:
Net sales	$1,318.4	$1,284.6	$1,233.3	$1,539.2	$1,798.5
Cost of products sold (1)	903.7	887.5	868.7	1,071.4	1,241.2

Gross profit	414.7	397.1	364.6	467.8	557.3
Operating costs and expenses:
Advertising, selling, general and administrative expenses (1)	293.9	281.2	263.0	367.6	422.5
Amortization of intangibles	6.3	6.7	7.1	7.5	7.8
Restructuring (income) charges	(0.7)	(0.5)	17.4	28.8	21.0
Goodwill and asset impairment charges (2)	—	—	1.7	263.8	2.3

Total operating costs and expenses	299.5	287.4	289.2	667.7	453.6

Operating income (loss)	115.2	109.7	75.4	(199.9)	103.7
Interest expense, net	77.2	78.3	67.0	63.7	64.1
Income (loss) from continuing operations (3)	18.6	7.8	(118.6)	(255.1)	31.3
Per common share:
Income (loss) from continuing operations (3)
Basic	$0.34	$0.14	$(2.18)	$(4.71)	$0.58
Diluted	$0.32	$0.14	$(2.18)	$(4.71)	$0.57
Balance Sheet Data (at year end):
Total assets	$1,116.7	$1,149.6	$1,106.8	$1,282.2	$1,898.5
External debt	669.0	727.6	725.8	708.7	775.3
Total stockholders’ equity (deficit)	(61.9)	(79.8)	(117.2)	(3.4)	438.3
Other Data:
Cash provided by operating activities	$61.8	$54.9	$71.5	$37.2	$81.2
Cash provided (used) by investing activities	40.0	(14.9)	(3.9)	(18.7)	(55.2)
Cash used by financing activities	(63.1)	(0.1)	(44.5)	(37.7)	(35.4)

(1)

Income (loss) from continuing operations for the years 2009, 2008 and 2007 was impacted by certain other charges that have been recorded within cost of products sold, and advertising, selling, general and administrative expenses. These charges are incremental to the cost of the Company’s underlying restructuring actions and do not qualify as restructuring. These charges include redundant warehousing or storage costs during the transition to new distribution centers, equipment and other asset move costs, ongoing facility overhead and maintenance costs after exit, gains on the sale of exited facilities, certain costs associated with the Company’s debt refinancing and employee retention incentives. Within cost of products sold on the Consolidated Statements of Operations for the years ended December 31, 2009, 2008, and 2007, these charges totaled $3.4 million, $7.5 million, and $17.2 million, respectively. Within advertising, selling, general and administrative expenses on the Consolidated Statements of Operations for the years ended December 31, 2009, 2008, and 2007, these charges totaled $1.2 million, $3.1 million, and $16.3 million, respectively. Included within the 2008 result, is a charge for $4.2 million related to the exit of the

Company’s former CEO, a $3.5 million gain on the sale of a manufacturing facility and net gains of $2.4 million on the sale of three additional properties. The Company did not incur these other charges in 2011 and 2010.
(2)	The following table sets forth the Company’s pre-tax impacts of the non-cash goodwill and asset impairment charges recorded during 2009, 2008 and 2007, respectively.

(in millions of dollars)	2009	2008	2007
Continuing Operations
Segment:
ACCO Brands Americas	$0.9	$160.6	$1.6
ACCO Brands International	0.8	100.4	0.7
Computer Products Group	—	2.8	—

Total Continuing Operations	$1.7	$263.8	$2.3

(3)	During 2009, the Company recorded a non-cash charge of $108.1 million to establish a valuation allowance against its U.S. deferred taxes. For a further discussion of the valuation allowance, see Note 10, Income Taxes, to our consolidated financial statements, contained in Item 8 of this report.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

ACCO Brands is one of the world’s largest suppliers of branded office products (excluding furniture, computers, printers and bulk paper) to the office products resale industry. We design, develop, manufacture and market a wide variety of traditional and computer-related office products, supplies, binding and laminating equipment and related consumable supplies, personal computer accessory products, paper-based time management products and presentation aids and products. Through a focus on research, marketing and innovation, we seek to develop new products that meet the needs of our consumers and commercial end-users, which we believe will increase the product positioning of our brands. We compete through a balance of innovation, a low-cost operating model and an efficient supply chain. We sell products in highly competitive markets, and compete against large international and national companies, regional competitors and against our own customers’ direct sourcing of private-label products. We sell our products primarily to markets located in North America, Europe and Australia. Our brands include GBC®, Kensington®, Quartet®, Rexel, Swingline®, Wilson Jones®, Marbig, NOBO and Day-Timer®, among others.

The majority of our office products are used by businesses. Most of these end-users purchase our products from our reseller customers, which include commercial contract stationers, retail superstores, wholesalers, mail order and internet catalogs, mass merchandisers, club stores and dealers. We also supply our products directly to commercial and industrial end-users and to the educational market. Historically we have targeted the premium-end of the product categories in which we compete. However, we also supply private label products for our customers where we believe we have an economic advantage or where it is necessary to merchandise a complete category.

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

On November 17, 2011, the Company announced the signing of a definitive agreement to merge the Mead C&OP Business into the Company in a transaction valued at approximately $860 million as of the date the transaction was announced. The Mead C&OP Business is a leading manufacturer and marketer of school supplies, office products, and planning and organizing tools – including the Mead®, Five Star®, Trapper Keeper®, AT-A-GLANCE®, Cambridge®, Day Runner®, Hilroy, Tilibra and Grafons brands in the U.S., Canada and Brazil. Upon completion of the transaction, MeadWestvaco shareholders will own 50.5% of the combined company. The transaction is subject to approval by the Company’s shareholders and the satisfaction of customary closing conditions and regulatory approvals, including a ruling from the U.S. Internal Revenue Service on the tax-free nature of the transaction for MeadWestvaco. The transaction is expected to be completed in the first half of 2012. The Company will be the accounting acquirer in the merger and will apply purchase accounting to the assets and liabilities acquired upon consummation of the merger. In connection with this transaction, in the year ended December 31, 2011, the Company has incurred expenses of $5.6 million.

On June 14, 2011, the Company announced the disposition of GBC-Fordigraph Business. The Australia-based business was formerly part of the ACCO Brands International segment and the results of operations are included in the financial statements as a discontinued operation for all periods presented. The GBC-Fordigraph Business represented $45.9 million in annual net sales for the year ended December 31, 2010. The Company has received final proceeds of $52.9 million inclusive of working capital adjustments and selling costs. In connection with this transaction, in 2011, the Company recorded a gain on sale of $41.9 million ($36.8 million after-tax).

In June 2009, the Company completed the sale of its commercial print finishing business for final gross proceeds of $16.2 million, after final working capital adjustments. As a result of the adjustments, the Company received net cash proceeds before expenses of $12.5 million and a $3.65 million note due from the buyer payable in installments, $1.325 million of which was paid in June, 2011 and $2.325 million that is due June, 2012. Interest on the unpaid balance is payable at the rate of 4.9 percent per annum. The gross proceeds received are before fees and expenses related to the transactions and provisions arising from continuing litigation related to the transaction. The commercial print finishing business has been classified as a discontinued operation in our consolidated financial statements for all periods presented.

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

Overview of Company Performance

ACCO Brands’ results are dependent upon a number of factors affecting sales, including pricing and competition. Historically, key drivers of demand in the office products industry have included trends in white collar employment levels, gross domestic product (GDP) and growth in the number of small businesses and home offices together with usage of personal computers. Pricing and demand levels for office products have also reflected a substantial consolidation within the global resellers of office products. This consolidation has led to multiple years of industry pricing pressure and a more efficient level of asset utilization by customers, resulting in lower sales volumes for suppliers of office products.

With 53% of revenues for the fiscal year ended December 31, 2011 arising from foreign operations, exchange rate fluctuations can play a major role in our reported results. Foreign currency fluctuations impact our business in two important ways. The first and more obvious foreign exchange impact comes from the translation of our foreign operations results into U.S. dollars: a weak U.S. dollar therefore benefits ACCO Brands and a strong U.S. dollar will diminish the contribution from our foreign operations. The second, but potentially larger and less obvious impact is from foreign currency fluctuations on our cost of goods sold. A significant portion of the products we sell worldwide are sourced from Asia (approximately 70%) and paid for in U.S. dollars. However, our international operations sell in their local currency, and are exposed to their domestic currency movements against the U.S. dollar. A strong U.S. dollar, therefore, increases our cost of goods sold and a weak U.S. dollar decreases our cost of goods sold for our international operations.

We respond to these market changes by adjusting our sales prices, but this response can be difficult during periods of rapid fluctuation. A significant portion of our foreign-currency cost of goods purchases is hedged with forward foreign currency contracts, which delays the economic effect of a fluctuating U.S. dollar helping us align market pricing changes. The financial impact on our business from foreign exchange movements for cost of goods is also further delayed until we sell the inventory. The two foreign exchange exposures impact the business at different times: the translation of results is impacted immediately when the exchange rates move, whereas the impact on our cost of goods is typically delayed due to a combination of currency hedging and the inventory cycle.

During the second half of 2010 and into 2011, the cost of certain commodities used to make our products increased significantly, negatively impacting our cost of goods. We continue to monitor commodity costs and work with our suppliers and customers to negotiate balanced and fair pricing that best reflect the current economic environment. Select price increases took effect during the third quarter of 2010 and the Company implemented additional price increases in the first and third quarters of 2011. These increases are intended to further help offset our additional cost increases.

The Company did not incur restructuring charges in 2011 and 2010, but adjusted outstanding reserve estimates as necessary. Cash payments related to prior years’ restructuring and integration activities amounted to $3.4 million during 2011. It is expected that additional disbursements of $1.0 million will be completed by the end of 2013 as the Company spends amounts accrued on its balance sheet. Any residual cash payments beyond 2011 are anticipated to be offset by expected proceeds from real estate held for sale. Additionally, in the first quarter of 2011, the Company initiated plans to rationalize its European operations. The associated costs primarily related to employee terminations, which were accounted for as regular business expenses and were primarily incurred in the first half of 2011; these were largely offset by associated savings realized in the second half of 2011. These costs totaled $4.5 million during the year December 31, 2011.

The Company funds liquidity needs for capital investment, working capital and other financial commitments through cash flow from continuing operations and its $175.0 million revolving credit facility. Based on our borrowing base, as of December 31, 2011, approximately $165.5 million remained available for borrowing under our revolving credit facility.

During 2009, the Company determined that it was no longer more likely than not that its U.S. deferred tax assets would be realized, and as a result, the Company recorded a non-cash charge of $108.1 million to establish a valuation allowance against its U.S. deferred tax assets. In addition, during 2009, the Company recorded a non-cash impairment charge of $1.7 million on certain of its trade names.

Refinancing Transactions

On September 30, 2009, the Company issued $460.0 million aggregate principal amount of its 10.625% Senior Secured Notes due March 15, 2015 (the “Senior Secured Notes”), and entered into a four-year senior secured asset-based revolving credit facility (“ABL Facility”) providing for borrowings of up to $175.0 million subject to borrowing base limitations including a $40 million sub-limit for letters of credit and an optional $50 million accordion feature (available to fund working capital growth if needed). Initial borrowings under the ABL Facility were $16.1 million. These funds, together with the $453.1 million in proceeds from the issuance of the Senior Secured Notes, were used to (i) repay all outstanding borrowings under and terminate the Company’s prior senior secured credit agreements, (ii) repay all outstanding borrowings under and terminate the Company’s accounts receivable securitization program, (iii) terminate the Company’s cross-currency swap agreement, (iv) repurchase approximately $29.1 million aggregate principal amount of its 7 5/8% senior subordinated notes due August 15, 2015 (“Senior Subordinated Notes”) and (v) pay the fees, expenses and other costs relating to such transactions.

On November 17, 2011, the Company announced the signing of a definitive agreement to merge the Mead C&OP Business into the Company. Subject to this transaction closing, the Company has underwritten financing that will fund a $460 million dividend to MeadWestvaco and refinance the Company’s Senior Secured Notes, which had a principal amount outstanding of $425.1 million as of December 31, 2011, and its $175.0 million revolving credit facility, together with transaction and refinancing expenses.

Fiscal 2011 versus Fiscal 2010

The following table presents the Company’s results for the years ended December 31, 2011 and 2010.

	Twelve Months Ended December 31,		Amount of Change
(in millions of dollars)	2011	2010	$	%
Net sales	$1,318.4	$1,284.6	$33.8	3%
Cost of products sold	903.7	887.5	16.2	2%
Gross profit	414.7	397.1	17.6	4%
Gross profit margin	31.5%	30.9%		0.6 pts
Advertising, selling, general and administrative expenses	293.9	281.2	12.7	5%
Amortization of intangibles	6.3	6.7	(0.4)	(6)%
Restructuring income	(0.7)	(0.5)	(0.2)	40%
Operating income	115.2	109.7	5.5	5%
Operating income margin	8.7%	8.5%		0.2 pts
Interest expense, net	77.2	78.3	(1.1)	(1)%
Equity in earnings of joint ventures	(8.5)	(8.3)	(0.2)	2%
Other expense, net	3.6	1.2	2.4	200%
Income tax expense	24.3	30.7	(6.4)	(21)%
Effective tax rate	56.6%	79.7%		(23.1)pts
Income from continuing operations	18.6	7.8	10.8	138%
Income from discontinued operations, net of income taxes	38.1	4.6	33.5	728%
Net income	56.7	12.4	44.3	357%

Net Sales

Net sales increased $33.8 million, or 3%, to $1.32 billion, primarily due to translation gains from the U.S. dollar weakening relative to the prior year, which favorably impacted sales by $39.8 million, or 3%. Underlying sales declined modestly as lower volume in the International and Americas segments were partially offset by higher pricing and volumes gains in the Computer Products segment.

Cost of Products Sold

Cost of products sold includes all product sourcing, manufacturing and distribution costs, including depreciation related to assets used in the manufacturing and distribution process, inbound and outbound freight, shipping and handling costs, purchasing costs associated with materials and packaging used in the production processes. Cost of products sold increased $16.2 million to $903.7 million. The increase reflects the impact of unfavorable currency translation of $25.6 million as well as higher commodity and fuel costs, which were partially offset by lower sales volume and improved manufacturing, freight and distribution efficiencies.

Gross Profit

Management believes that gross profit and gross profit margin provide enhanced shareholder appreciation of underlying profit drivers. Gross profit increased $17.6 million, or 4%, to $414.7 million. The increase in gross profit was primarily due to the benefit from favorable currency translation of $14.2 million. Gross profit margin increased to 31.5% from 30.9%, primarily due to improved freight and distribution efficiencies, particularly in Europe.

SG&A (Advertising, selling, general and administrative expenses)

SG&A expenses include advertising, marketing, selling (including commissions), research and development, customer service, depreciation related to assets outside the manufacturing and distribution processes and all other general and administrative expenses outside the manufacturing and distribution functions (e.g., finance, human resources, information technology, etc.). SG&A increased $12.7 million, or 5%, to $293.9 million, of which currency translation contributed $7.0 million of the increase. SG&A as a percentage of sales increased to 22.3% from 21.9%. This increase was due to $5.6 million in costs associated with the pending acquisition of the Mead C&OP Business. Business rationalization charges of $4.5 million, primarily incurred in the first quarter of 2011, were offset by savings during the rest of the 2011.

Operating Income

Operating income increased $5.5 million, or 5%, to $115.2 million, and as a percentage of sales, operating income increased modestly to 8.7% from 8.5%. The increase in operating income was driven by $7.0 million of favorable currency translation and improved gross margins, partly offset by the SG&A cost increases described above.

Interest Expense, Net, Equity in Earnings of Joint Ventures and Other Expense, Net

Interest expense was $77.2 million compared to $78.3 million in the prior-year. The decrease in interest was due to repurchases of the Company’s Senior Secured Notes and Senior Subordinated Notes totaling $34.9 million and $25.0 million, respectively, as well as lower borrowings under its revolving credit facility during the year. This reduction was partly offset by the acceleration of debt origination amortization costs resulting from bond repurchases of $1.2 million.

Other expense was $3.6 million compared to $1.2 million in the prior-year period. The increase was due to $3.0 million of premium paid on the repurchase of $34.9 million of the Senior Secured Notes, partly offset by lower foreign exchange losses in the current year.

Income Taxes

For the year ended December 31, 2011, the Company recorded income tax expense from continuing operations of $24.3 million on income before taxes of $42.9 million, which compares to an income tax expense from continuing operations of $30.7 million on income before taxes of $38.5 million in the prior year. The high effective tax rates for 2011 and 2010 are due to no tax benefit being provided on losses incurred in the U.S. and certain foreign jurisdictions where valuation reserves are recorded against future tax benefits. Included in the 2011 amount is a $2.8 million benefit from the reversal of a valuation reserve in the U.K. Included in the 2010 amount is an $8.6 million expense recorded to reflect the tax impact of foreign currency fluctuations on an intercompany debt obligation, partially offset by the benefit of a $2.8 million out-of-period adjustment to increase deferred tax assets of a non-U.S. subsidiary.

Income from Continuing Operations

Income from continuing operations was $18.6 million, or $0.32 per diluted share, compared to income of $7.8 million, or $0.14 per diluted share in the prior-year.

Income from Discontinued Operations

Income from discontinued operations was $38.1 million, or $0.66 per diluted share, compared to income of $4.6 million, or $0.08 per diluted share in the prior-year.

Discontinued operations include the results of the Company’s GBC-Fordigraph Business, which was sold during the second quarter of 2011, and the commercial print finishing business, which was sold during 2009. For a further discussion of the Company’s discontinued operations see Note 18, Discontinued Operations, to our consolidated financial statements contained in Item 8 of this report.

The components of discontinued operations for the years ended December 31, 2011 and 2010 are as follows:

(in millions of dollars)	2011	2010
Income from operations before income tax	$2.5	$6.6
Gain (loss) on sale before income tax	41.5	(0.1)
Income tax expense	5.9	1.9

Income from discontinued operations	$38.1	$4.6

Net Income

Net income was $56.7 million, or $0.98 per diluted share, compared to net income of $12.4 million, or $0.22 per diluted share, in the prior year.

Segment Discussion

	Year Ended December 31,
	2011	2010	Amount of change
(in millions of dollars)	Net Sales		$	%
ACCO Brands Americas	$684.9	$688.3	$(3.4)	—
ACCO Brands International	443.2	419.3	23.9	6%
Computer Products	190.3	177.0	13.3	8%

Total segment sales	$1,318.4	$1,284.6	$33.8

	Year Ended December 31,
	2011		2010		Amount of change
(in millions of dollars)	Operating Income	Operating Income Margin	Operating Income	Operating Income Margin	$	%	Margin Points
ACCO Brands Americas	$50.7	7.4%	$56.3	8.2%	$(5.6)	(10)%	(80)
ACCO Brands International	45.6	10.3%	31.5	7.5%	14.1	45%	280
Computer Products	47.1	24.8%	43.0	24.3%	4.1	10%	50

Total segment operating income	$143.4		$130.8		$12.6

Segment operating income excludes corporate costs; interest expense, net; equity in earnings of joint ventures and other expense, net. See Note 15, Information on Business Segments, to our consolidated financial statements contained in Item 8 of this report for a reconciliation of total segment operating income to income from continuing operations before income taxes.

ACCO Brands Americas

Results

ACCO Brands Americas net sales decreased $3.4 million to $684.9 million. Foreign currency translation favorably impacted sales by $5.3 million. Sales volume declined 3%, primarily in the U.S. due to inventory management initiatives by certain customers. The decline was partially offset by higher pricing and increased volumes in Latin America and Canada.

Operating income decreased $5.6 million, or 10%, to $50.7 million and included favorable foreign currency translation of $0.9 million. Operating income margin decreased to 7.4% from 8.2% in the prior-year period primarily due to the deleveraging of fixed costs due to lower sales volume.

ACCO Brands International

Results

ACCO Brands International net sales increased $23.9 million, or 6%, to $443.2 million. The increase was driven by foreign currency translation, which increased sales by $30.0 million, or 7%. Sales volume declined 4% due to weak European market demand, partially offset by European price increases and small volume gains in the Asia-Pacific region.

Operating income increased $14.1 million, or 45%, to $45.6 million, including a $4.6 million benefit from foreign currency translation. Operating income margin increased to 10.3% from 7.5%, mainly due to the substantial improvements in European operations, resulting from higher pricing, improved freight and distribution efficiencies, as well as SG&A savings. Included in the net SG&A savings were $4.5 million of business rationalization charges within Europe.

Computer Products Group

Results

Computer Products net sales increased $13.3 million, or 8%, to $190.3 million. The favorable impact from foreign currency translation increased sales by $4.5 million, or 3%. The remainder of the increase primarily reflects volume gains from sales of new accessory products for smart phones and tablets.

Operating income increased $4.1 million, or 10%, to $47.1 million, resulting from a $1.5 million benefit from foreign currency translation, higher volume and lower SG&A expenses, partially offset by lower security product sales, which adversely impacted both margin and royalty income. Operating income margins increased to 24.8% from 24.3% primarily due to the favorable benefit from increased sales, partially offset by the adverse sales mix.

Fiscal 2010 versus Fiscal 2009

The following table presents the Company’s results for the years ended December 31, 2010 and 2009.

	Year Ended December 31,		Amount of Change
(in millions of dollars)	2010	2009	$	%
Net sales	$1,284.6	$1,233.3	$51.3	4%
Cost of products sold	887.5	868.7	18.8	2%
Gross profit	397.1	364.6	32.5	9%
Gross profit margin	30.9%	29.6%		1.3pts
Advertising, selling, general and administrative expenses	281.2	263.0	18.2	7%
Amortization of intangibles	6.7	7.1	(0.4)	(6)%
Restructuring (income) charges	(0.5)	17.4	(17.9)	(103)%
Intangible asset impairment charges	—	1.7	(1.7)	(100)%
Operating income	109.7	75.4	34.3	45%
Operating income margin	8.5%	6.1%		2.4pts
Interest expense, net	78.3	67.0	11.3	17%
Equity in earnings of joint ventures	(8.3)	(4.4)	(3.9)	89%
Other expense, net	1.2	5.4	(4.2)	(78)%
Income taxes	30.7	126.0	(95.3)	(76)%
Effective tax rate	79.7%	NM		NM
Income (loss) from continuing operations	7.8	(118.6)	126.4	107%
Income (loss) from discontinued operations, net of income taxes	4.6	(7.5)	12.1	161%
Net income (loss)	12.4	(126.1)	138.5	110%

Net Sales

Net sales increased $51.3 million, or 4%, to $1.3 billion led by solid performance in the Computer Products Group and translation gains from the weaker U.S. dollar relative to the prior year, which favorably impacted sales by 2%, or $24.5 million. All segments reported volume increases. Sales growth was partially offset by reduced pricing in the International and Americas segments.

Cost of Products Sold

Cost of products sold includes all manufacturing, product sourcing and freight and distribution costs, including depreciation related to assets used in the manufacturing and distribution process, inbound and outbound freight, shipping and handling costs, purchasing costs associated with materials and packaging used in the production processes. Cost of products sold increased $18.8 million, or 2%, to $887.5 million. The increase principally reflects the impact of currency translation of $14.4 million, increased sales volume, and commodity and compensation cost increases, partially offset by improved sourcing and production efficiencies.

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

Gross Profit

Gross profit increased $32.5 million, or 9%, to $397.1 million and gross profit margin increased to 30.9% from 29.6%. The increases in gross profit and margin were primarily due to increased sales volume, favorable product mix, sourcing, production, freight and distribution efficiencies compared to the period last year, partially offset by increased commodity costs and compensation costs. Product mix was favorable due to higher royalty income from security products and from both higher margin security products and new products. Gross profit also increased from favorable currency translation of $10.1 million.

SG&A (Advertising, selling, general and administrative expenses)

Advertising, selling, general and administrative expenses (“SG&A”) include advertising, marketing, selling, research and development, customer service, depreciation related to assets outside the manufacturing and distribution processes and all other general and administrative expenses outside the manufacturing and distribution functions (e.g., finance, human resources, information technology, etc.). SG&A increased $18.2 million, or 7%, to $281.2 million, with currency translation contributing $3.2 million of the increase and, as a percentage of sales, SG&A increased to 21.9% from 21.3%. The 2010 year results include $24.2 million of additional salary, management incentive and employee benefits expense. The lower expense in 2009 was largely due to temporary reductions in salary and benefits.

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

Operating Income

Operating income increased 45%, or $34.3 million, to $109.7 million principally as a result of favorable currency translation contributing $6.9 million, and the absence of $23.7 million in impairment, restructuring and other charges incurred in the prior year. As a percentage of sales, operating income improved to 8.5% from 6.1%.

The improvement in operating income margin was driven by improved gross margin, as discussed above, and the decrease in impairment, restructuring and other charges, which was partially offset by the SG&A increase as discussed above.

Interest Expense, Net, Equity in Earnings of Joint Ventures and Other Expense, Net

Interest expense was $78.3 million compared to $67.0 million in the prior-year period. The increase principally reflects higher average interest rates associated with the Company’s refinancing, which was completed at the end of September 2009.

Equity in earnings of joint ventures increased $3.9 million to $8.3 million reflecting higher revenue and reduced expenses related to an acquisition made by one of our unconsolidated joint ventures in the prior year.

Other expense was $1.2 million, compared to $5.4 million in the prior-year period. In the prior year, in connection with the refinancing transactions, the Company recorded a $9.1 million loss on the early extinguishment of debt associated with the repayment of $403.0 million of borrowings outstanding under its senior secured credit agreements and accounts receivable securitization facility, partially offset by a $4.9 million gain on the early extinguishment of debt in connection with the repurchase of $29.1 million of Senior Subordinated Notes.

Income Taxes

For the year ended December 31, 2010, the Company recorded income tax expense from continuing operations of $30.7 million on income before taxes of $38.5 million. This compares to prior year income tax expense from continuing operations of $126.0 million on income before taxes of $7.4 million. During the second quarter of 2009, the Company recorded a non-cash charge of $108.1 million to establish a valuation allowance on its U.S. deferred tax assets. The high effective tax rate for 2010 is due to an increase in the valuation allowance of $15.7 million because no tax benefit is being provided on losses incurred in the U.S. and certain foreign jurisdictions where valuation allowances are recorded against future tax benefits, and because of an $8.6 million expense recorded to reflect the tax impact of foreign currency fluctuations on an intercompany debt obligation, partially offset by the benefit of a $2.8 million out-of-period adjustment recorded in the second quarter to increase deferred tax assets of a non-U.S. subsidiary.

Income (Loss) from Continuing Operations

Income from continuing operations was $7.8 million, or $0.14 per diluted share, compared to a loss of $118.6 million, or $2.18 per diluted share, in the prior year.

Income (Loss) from Discontinued Operations

Income from discontinued operations was $4.6 million, or $0.08 per diluted share, compared to a $7.5 million loss, or $0.14 per diluted share, in the prior-year period.

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

In June 2009, the Company completed the sale of its commercial print finishing business for final proceeds of $16.2 million, after final working capital adjustments made during the third quarter. As a result of the adjustments, the Company received net cash proceeds before expenses of $12.5 million and a $3.65 million note due from the buyer payable in installments of $1.325 million in June 2011 and $2.325 million in June 2012. Interest on the unpaid balance is payable at the rate of 4.9 percent per annum. The sale resulted in a pre-tax loss for the year 2009 of $0.8 million ($1.1 million after-tax), which included a pre-tax pension curtailment gain of $0.5 million. During the fourth quarter of 2010, the Company completed the sale of a property formerly occupied by its commercial print finishing business, resulting in a gain on sale of $1.7 million. Also in 2010, the Company recorded a loss on sale of $0.1 million ($0.2 million after-tax) related to the settlement of litigation attributable to the wind-down of the disposed operations.

During the year ended December 31, 2010 discontinued operations included $5.2 million in income from operations ($3.7 million after-tax) from the GBC-Fordigraph Business. During the year ended December 31, 2009 discontinued operations included $4.7 million of income from operations ($2.8 million after-tax) from the GBC-Fordigraph Business.

For a further discussion of the Company’s discontinued operations see Note 18, Discontinued Operations, to our consolidated financial statements contained in Item 8 of this report.

The components of discontinued operations for the years ended December 31, 2010 and 2009 are as follows:

(in millions of dollars)	2010	2009
Income (loss) from operations before income taxes	$6.6	$(4.3)
Loss on sale before income tax	(0.1)	(0.8)
Provision for income taxes	1.9	2.4

Income (loss) from discontinued operations	$4.6	$(7.5)

Net Income (Loss)

Net income was $12.4 million, or $0.22 per diluted share, compared to a net loss of $126.1 million, or $2.32 per diluted share in the prior year.

Segment Discussion

	Year Ended December 31,
	2010	2009	Amount of change
(in millions of dollars)	Net Sales		$	%
ACCO Brands Americas	$688.3	$671.5	$16.8	3%
ACCO Brands International	419.3	398.8	20.5	5%
Computer Products	177.0	163.0	14.0	9%

Total segment sales	$1,284.6	$1,233.3	$51.3

	Year Ended December 31,

	2010		2009		Amount of change
(in millions of dollars)	Operating Income	Operating Income Margin	Operating Income	Operating Income Margin	$	%	Margin Points
ACCO Brands Americas	$56.3	8.2%	$38.6	5.7%	$17.7	46%	250
ACCO Brands International	31.5	7.5%	23.0	5.8%	8.5	37%	170
Computer Products	43.0	24.3%	31.7	19.4%	11.3	36%	490

Total segment operating income	$130.8		$93.3		$37.5

Segment operating income excludes corporate costs; interest expense net; equity in earnings of joint ventures and other expense, net. See Note 15, Information on Business Segments, to our consolidated financial statements contained in Item 8 of this report for a reconciliation of total segment operating income to income from continuing operations before income taxes.

ACCO Brands Americas

Results

ACCO Brands Americas net sales increased $16.8 million, or 3%, to $688.3 million. The favorable impact from foreign currency translation increased sales by $12.1 million, or 2%. Sales volume increased 2% driven by growth in all markets, partially offset by reduced pricing.

ACCO Brands Americas operating income increased $17.7 million, to $56.3 million, and operating income margin increased to 8.2% from 5.7% in the prior year period. The increase in operating income primarily reflects the impact of an improved gross margin resulting from improved customer channel mix and a favorable product mix due to increased sales in the higher margin stapling category and decreased sales in the lower margin bindery and accessories category. Also contributing were sourcing, production, freight and distribution efficiencies; the absence of $6.9 million in impairment, restructuring and other charges incurred in the 2009 period; and $2.0 million of foreign exchange benefit. This increase was partially offset by $17.3 million of higher compensation expense resulting primarily from temporary salary reductions and suspension of management incentive programs and retirement plan contributions in 2009 together with increased commodity costs in 2010.

ACCO Brands International

Results

ACCO Brands International net sales increased $20.5 million, or 5%, to $419.3 million. The favorable impact from foreign currency translation increased sales by $12.5 million, or 3%. All regions experienced volume growth, offset by lower pricing, principally in Australia where foreign exchange volatility required significant price increases in 2009, which were reversed in 2010.

ACCO Brands International operating income increased $8.5 million, to $31.5 million, and operating income margin increased to 7.5% from 5.8% in the prior-year period. The increase in operating income was primarily the result of the absence of $13.4 million in impairment, restructuring and other charges incurred in the 2009 period. Reduced operating performance came from our European operations, which suffered increases in its cost of goods sold due to higher commodity costs and weak local currencies versus the U.S. dollar together with increased customer program costs. This decrease in operating income was partially offset by improved operating performance from our other international regions.

Computer Products Group

Results

Computer Products net sales increased $14.0 million, or 9%, to $177.0 million. The increase reflects strong growth in sales mainly from security products in most regions. There was no net impact due to currency translation on the full year results.

Operating income increased 36%, or $11.3 million, to $43.0 million due to higher royalty income from security products, favorable product mix, higher sales volumes and the absence of $2.6 million in restructuring and other charges incurred in the 2009 period, partially offset by $4.0 million of higher compensation expense resulting primarily from temporary salary reductions, and the suspension of management incentive programs and retirement plan contributions in 2009. Operating income margins increased to 24.3% from 19.4% primarily due to higher royalty income from security products and favorable product mix from both higher margin security products and new products.

Liquidity and Capital Resources

Our primary liquidity needs are to service indebtedness, fund capital expenditures and support working capital requirements. Our principal sources of liquidity are cash flows from operating activities, cash and cash equivalents held and borrowings under our ABL Facility (defined below). Because of the seasonality of our business we typically carry greater cash balances in the third and fourth quarters of our fiscal year. Lower cash balances are typically carried during the first and second quarters due to the timing of payments made by the Company pursuant to customer rebate and management incentive programs. We maintain adequate financing arrangements at market rates. Our priority for cash flow use over the near term, after internal growth, is to invest in new products through both organic development and acquisitions and to fund the reduction of debt.

Any available overseas cash is repatriated on a continuous basis. Undistributed earnings of foreign subsidiaries that are expected to be permanently reinvested, aggregated to approximately $517 million at December 31, 2011 and $495 million at December 31, 2010. If these amounts were distributed to the U.S., in the form of a dividend or otherwise, the Company would be subject to additional U.S. income taxes.

On November 17, 2011, the Company announced the signing of a definitive agreement to merge the Mead C&OP Business into the Company. Subject to this transaction closing, the Company has underwritten financing that will fund a $460 million dividend to MeadWestvaco and refinance the Company’s Senior Secured Notes, which had a principal amount outstanding of $425.1 million as of December 31, 2011, and its $175.0 million revolving credit facility, together with transaction and refinancing expenses.

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

Compliance with Loan Covenants

Based on our borrowing base, as of December 31, 2011, the amount available for borrowings under the Company’s ABL Facility was $165.5 million (allowing for $9.5 million of letters of credit outstanding on that date). The Company’s ABL Facility would not be affected by a change in its credit rating.

As of and for the period ended December 31, 2011, the Company was in compliance with all applicable loan covenants.

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

Cash Flow

Fiscal 2011 versus Fiscal 2010

Cash Flow from Operating Activities

For the year ended December 31, 2011, cash provided by operating activities was $61.8 million, compared to $54.9 million in the prior year. Net income for 2011 was $56.7 million, compared to $12.4 million in 2010. Non-cash and non-operating adjustments to net income on a pre-tax basis in 2011 totaled $10.0 million, compared to $46.2 million in 2010. The 2011 net adjustments were substantially lower than 2010, largely due to the sale of the GBC-Fordigraph Business which resulted in a pre-tax net gain of $41.9 million.

The table below shows our cash flow from accounts receivable, inventories and accounts payable for the years ended December 31, 2011 and 2010, respectively:

	2011	2010
Accounts receivable	$0.6	$(18.5)
Inventories	5.4	(9.8)
Accounts payable	16.8	14.8

Cash flow from net working capital	$22.8	$(13.5)

Operating cash flow in 2011 of $61.8 million was the result of the realization of income from operations and net working capital, partly offset by the use of cash to fund income tax and interest payments and contributions to our pension plans. Compared to the prior year, accounts receivable levels reflect improved customer collections and increased sales in the early part of the fourth quarter, which allowed us to collect more of our receivables before the end of the quarter. Inventory levels demonstrate improved supply chain management. Payments associated with the 2010 annual incentive plan of approximately $9 million were made during the first quarter of 2011, compared to approximately $1 million in the prior year. Income tax payments were $27.7 million in 2011, compared to only $13.9 million in the 2010 period when the Company benefited from substantial refunds related to prior years and had lower operating profit. Interest payments of $71.9 million were slightly higher than the prior year, while contributions to the Company’s pension plans of $13.5 million were slightly less than payments made during the prior year. Payments associated with the Company’s wind-down of restructuring activities were $3.4 million, while European business rationalization activity resulted in payments of $4.2 million during 2011. In addition, the second half of 2011 included payments in pursuit of the Mead C&OP Business acquisition of $4.8 million.

During the 2010 year, a recurring pattern of strong sales during the final month of each quarter lead to high quarter-end accounts receivable balances. In addition, inventory levels increased due to higher commodity costs and in support of the sales growth anticipated during the first quarter of 2011.

Cash Flow from Investing Activities

Cash provided by investing activities was $40.0 million for the year ended December 31, 2011 and cash used was $14.9 million for the year ended December 31, 2010. The sale of the Company’s GBC-Fordigraph Business during the second quarter of 2011 generated net proceeds of $52.9 million, and approximately $5.4 million of taxes associated with the sale are expected to be paid in 2012. The Company also received $0.6 million of net proceeds associated with the 2009 sale of the Company’s former commercial print finishing business, and anticipates additional cash proceeds of $2.6 million and additional payments associated with the sale of approximately $1.1 million in the years 2012 and 2013. Gross capital expenditures were $13.5 million and $12.6 million for the periods ended December 31, 2011 and 2010, respectively. Additional cash payments of $1.4 million associated with the purchase of two minor product line acquisitions were also recognized during the first half of 2011.

Cash Flow from Financing Activities

Cash used by financing activities was $63.1 million and $0.1 million for the years ended December 31, 2011 and 2010, respectively. During 2011, principally during the third quarter, the Company repurchased $59.9 million of its Senior Subordinated Notes and Senior Secured Notes debt.

Fiscal 2010 versus Fiscal 2009

Cash Flow from Operating Activities

For the year ended December 31, 2010, cash provided from operating activities was $54.9 million, compared to $71.5 million in the prior year. Net income for 2010 was $12.4 million. The net loss for 2009 was $126.1 million, and was principally the result of a $108.1 million non-cash charge related to the impairment of U.S. deferred tax assets. Non-cash and non-operating adjustments to pre-tax net income in 2010 totaled $46.2 million, compared to $59.9 million in 2009.

The table below shows our cash flow from accounts receivable, inventories and accounts payable for the years ended December 31, 2010 and 2009, respectively:

	2010	2009
Accounts receivable	$(18.5)	$41.5
Inventories	(9.8)	78.7
Accounts payable	14.8	(54.9)

Cash flow from net working capital	$(13.5)	$65.3

Operating cash flow in 2010 of $54.9 million was the result of the realization of income from operations, partly offset by the use of cash to fund net working capital and contributions to our pension plans. During the 2010 year, a recurring pattern of strong sales during the final month of each quarter lead to higher quarter end accounts receivable balances. In addition, inventory levels increased in comparison to the prior year due to higher commodity costs and in support of the sales growth anticipated during the first quarter of 2011. Reduced cash payments associated with restructuring and integration activities of $30.8 million were partially offset by interest payments that were $16.2 million and cash contributions to our pension plans that were $7.7 million higher than the prior year, respectively. The operating cash flow of $71.5 million in 2009 was generated as we focused on right-sizing our net working capital. Significant inventory reductions were achieved across our global businesses and our accounts receivable remained well-controlled as we responded to sales volume declines due to the economic downturn. Because of the inability of some of our suppliers to obtain credit insurance, we were required to pay certain suppliers more promptly, offsetting some of our gains from working capital management.

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

Capitalization

We had approximately 55.5 million common shares outstanding as of December 31, 2011.

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

Based on its 2012 business plan and latest forecasts, the Company believes that cash flow from operations, its current cash balance and other sources of liquidity, including borrowings available under our ABL Facility will be adequate to support requirements for working capital and capital expenditures to service indebtedness for the foreseeable future. Our future operating performance is dependent on many factors, some of which are beyond our control, including prevailing economic, financial and industry conditions (see Item 1A, “Risk Factors”).

Our operating performance and ability to comply with restrictions under our borrowing arrangements are dependent on our continued ability to access funds under our credit and loan agreements, including under our ABL Facility and from cash on hand, maintain sales volumes, drive profitable growth, realize cost savings and generate cash from operations. The financial institutions that fund our ABL Facility could also be impacted by any volatility in the credit markets, and if one or more of them could not fulfill our revolving credit requests, our operations may be adversely impacted. If our revolving credit is unavailable due to a lender not being able to fund requested amounts, or because we have not maintained compliance with our covenants, or we do not meet our sales or growth initiatives within the time frame we expect, our cash flow could be materially adversely impacted. A material decrease in our cash flow could cause us to fail to meet our obligations under our borrowing arrangements. A default under our credit or loan agreements could restrict or terminate our access to borrowings and materially impair our ability to meet our obligations as they come due. If we do not comply with any of our covenants and thereafter we do not obtain a waiver or amendment that otherwise addresses that non-compliance, our lenders may accelerate payment of all amounts outstanding under the affected borrowing arrangements, which amounts would immediately become due and payable, together with accrued interest. Such acceleration would cause a default under the indentures governing the Senior Secured Notes and the Senior Subordinated Notes and other agreements that provide us with access to funding. Any one or more defaults, or our inability to generate sufficient cash flow from our operations in the future to service our indebtedness and meet our other needs, may require us to refinance all or a portion of our existing indebtedness or obtain additional financing or reduce expenditures that we deem necessary to our business. There can be no assurance that any refinancing of this kind would be possible or that any additional financing could be obtained. The inability to obtain additional financing could have a material adverse effect on our financial condition and on our ability to meet our obligations to noteholders.

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

Our contractual obligations and related payments by period at December 31, 2011 were as follows:

	Total	2012	2013 - 2014	2015 - 2016	Thereafter
(in millions of dollars)
Contractual obligations
Long-term debt(1)	$673.2	$0.2	$0.5	$672.5	$—
Interest on long-term debt	231.5	64.0	127.9	39.6	—
Operating lease obligations	63.6	19.7	22.9	14.2	6.8
Purchase obligations(2)	26.9	26.0	0.5	0.4	—
Other long-term liabilities(3)	16.3	16.3	—	—	—

Total	$1,011.5	$126.2	$151.8	$726.7	$6.8

(1)	Debt obligations include an amount in excess of the carrying value of debt which reflects the original issue discount on the Senior Secured Notes ($4.2 million as of December 31, 2011).

(2)	Purchase obligations primarily consist of contracts and non-cancelable purchase orders for raw materials and finished goods.

(3)	Obligations related to the other long-term liabilities consist of payments for the Company’s pension plans.

Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at December 31, 2011, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, $5.5 million of unrecognized tax benefits have been excluded from the contractual obligations table above. See Note 10, Income Taxes, to our consolidated financial statements contained in Item 8 of this report for a discussion on income taxes.

Critical Accounting Policies

Our financial statements are prepared in conformity with accounting principles generally accepted in the U.S. Preparation of our financial statements require us to make judgments, estimates and assumptions that affect the amounts of actual assets, liabilities, revenues and expenses presented for each reporting period. Actual results could differ significantly from those estimates. We regularly review our assumptions and estimates, which are based on historical experience and, where appropriate, current business trends. We believe that the following discussion addresses our critical accounting policies, which require more significant, subjective and complex judgments to be made by our management.

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

Property, Plant and Equipment

Property, plant and equipment are carried at cost. Depreciation is provided, principally on a straight-line basis, over the estimated useful lives of the assets. Gains or losses resulting from dispositions are included in operating income. Betterments and renewals, that improve and extend the life of an asset, are capitalized; maintenance and repair costs are expensed. Purchased computer software is capitalized and amortized over the software’s useful life. The following table shows estimated useful lives of property, plant and equipment:

Buildings	40 to 50 years
Leasehold improvements	Lesser of lease term or the life of the asset
Machinery, equipment and furniture	3 to 10 years

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

Given the current economic environment and the uncertainties regarding the impact on our business, there can be no assurance that our estimates and assumptions made for purposes of our impairment testing during 2011 will prove to be accurate predictions of the future. If our assumptions regarding forecasted revenue or margin growth rates of certain reporting units are not achieved, we may be required to record additional impairment charges in future periods, whether in connection with our next annual impairment testing in the second quarter of fiscal year 2012 or prior to that, if any such change constitutes a triggering event outside of the quarter from when the annual impairment test is performed. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

Employee Benefit Plans

We provide a range of benefits to our employees and retired employees, including pensions, post-retirement, post-employment and health care benefits. We record annual amounts relating to these plans based on calculations specified by accounting principles generally accepted in the U.S., which include various actuarial assumptions, including discount rates, assumed rates of return, compensation increases, turnover rates and health care cost trend rates. Actuarial assumptions are reviewed on an annual basis and modifications to these assumptions are made based on current rates and trends when it is deemed appropriate. As required by accounting principles generally accepted in the U.S., the effect of our modifications are generally recorded and amortized over future periods. We believe that the assumptions utilized in recording our obligations under the plans are reasonable based on our experience. The actuarial assumptions used to record our plan obligations could differ materially from actual results due to changing economic and market conditions, higher or lower withdrawal rates or other factors which may impact the amount of retirement related benefit expense recorded by us in future periods.

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

Pension expenses were $6.9 million, $8.2 million and $6.3 million, respectively, in the years ended December 31, 2011, 2010 and 2009. Post-retirement expenses were $0.2 million, $0.0 million and $0.0 million, respectively, for the years ended December 31, 2011, 2010 and 2009. In 2012, we expect pension expenses of approximately $9.9 million and post-retirement expenses of approximately $0.2 million. On January 20, 2009, the Company’s Board of Directors approved plan amendments to temporarily freeze the Company’s U.S. pension and non-qualified supplemental retirement plans effective March 7, 2009. No additional benefits will accrue under these plans after that date until further action by the Board of Directors.

A 25-basis point change (0.25%) in our discount rate assumption would lead to an increase or decrease in our pension expense of approximately $1.7 million for 2012. A 25-basis point change (0.25%) in our long-term rate of return assumption would lead to an increase or decrease in pension expense of approximately $0.9 million for 2012.

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

Deferred income taxes are not provided on certain undistributed earnings of foreign subsidiaries that are expected to be permanently reinvested in those companies, aggregating approximately $517 million at December 31, 2011 and $495 million at December 31, 2010. If these amounts were distributed to the U.S., in the form of a dividend or otherwise, the Company would be subject to additional U.S. income taxes. Determination of the amount of unrecognized deferred income tax liabilities on these earnings is not practicable.

Stock–Based Compensation

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

Recent Accounting Pronouncements

In June 2011 the Financial Accounting Standards Board (“FASB”) issued an update, Accounting Standards Update (“ASU”) No. 2011-5, to existing standards on comprehensive income (Accounting Standards Codification (“ASC”) Topic 220). ASU No. 2011-5 was issued to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. ASU No. 2011-5 is effective for annual and interim periods beginning after December 15, 2011, and early adoption is permitted. In December 2011 the FASB issued an update to ASU No. 2011-5, ASU No. 2011-12, which was issued to defer the effective date for amendments to the reclassifications of items out of accumulated other comprehensive income in ASU No. 2011-05. The Company has adopted these new standards as of December 2011. The Company has provided the required disclosure in its Consolidated Statements of Comprehensive Income (Loss).

In September 2011, the FASB issued an update, ASU No. 2011-08, to existing standards on intangibles – goodwill and other ASC Topic 350. ASU No. 2011-08 was issued to simplify the testing of goodwill for impairment by allowing an optional qualitative factors test to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test already included in ASC Topic 350. ASU No. 2011-08 is effective for annual and interim goodwill tests performed for fiscal years after December 15, 2011. The Company will adopt the standard in 2012, and it will not have a significant impact on its consolidated financial statements or results of operations.

In December 2011 the FASB issued an update, ASU No. 2011-11 to existing standards regarding the disclosures involving the offsetting of assets and liabilities relating to financial instruments. ASU No. 2011-11 was issued to improve disclosures regarding offsetting and related arrangements to enable users of financial statements to understand the effect of those arrangements on its financial position. ASU No. 2011-011 is effective for annual and interim periods beginning on or after January 1, 2013. The Company is currently assessing the impact on its current disclosures.

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

Foreign Exchange Risk Management

The Company enters into forward foreign currency and option contracts principally to hedge currency fluctuations in transactions (primarily anticipated inventory purchases and intercompany loans) denominated in foreign currencies, thereby limiting the risk that would otherwise result from changes in exchange rates. The majority of the Company’s exposure to local currency movements is in Europe, Australia, Japan and Canada. All of the existing foreign exchange contracts as of December 31, 2011 have maturity dates in 2012. Increases and decreases in the fair market values of the forward agreements are expected to be offset by gains/losses in recognized net underlying foreign currency transactions or loans. Notional amounts of outstanding foreign currency forward exchange contracts were $147.5 million and $185.6 million at December 31, 2011 and 2010, respectively. The net fair value of these foreign currency contracts was $2.5 million and $(1.8) million at December 31, 2011 and 2010, respectively. At December 31, 2011, a 10% unfavorable exchange rate movement in our portfolio of foreign currency forward contracts would have reduced our unrealized gains by $14.5 million. Consistent with the use of these contracts to neutralize the effect of exchange rate fluctuations, such unrealized losses or gains would be offset by corresponding gains or losses, respectively, in the remeasurement of the underlying transactions being hedged. When taken together, the Company believes these forward contracts and the offsetting underlying commitments do not create material market risk.

For more information related to outstanding foreign currency forward exchange contracts see Note 13, Fair Value of Financial Instruments and Note 12, Derivative Financial Instruments, to our consolidated financial statements contained in Item 8 of this report.

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

Interest rates under the ABL Facility are based on the London Interbank Offered Rate (LIBOR). Pricing is subject to quarterly adjustment based on the average availability under the ABL Facility during the prior quarter. The range of borrowing costs under the pricing grid is LIBOR plus 3.75% to LIBOR plus 4.25% with a LIBOR rate floor of 1.50%. The Company is required to pay a quarterly commitment fee on the unused portion of the ABL facility ranging from 0.5% to 1.0%. There were no borrowings outstanding under the Company’s ABL Facility as of December 31, 2011.

The following table summarizes information about the Company’s major fixed rate debt components as of December 31, 2011, including the principal cash payments (excluding the original issue discount on the Senior Secured Notes) and interest rates.

Debt Obligations

	Stated Maturity Date							Fair Value
	2012	2013	2014	2015	2016	Thereafter	Total
(in millions)
Long term debt:
Fixed rate (U.S. dollars) Senior Secured Notes (U.S. dollars)	$—	$—	$—	$425.1	$—	$—	$425.1	$472.9
Average fixed interest rate	10.63%	10.63%	10.63%	10.63%	10.63%	—	10.63%
Senior Subordinated Notes (U.S. dollars)	$—	$—	$—	$246.3	$—	$—	$246.3	$252.5
Average fixed interest rate	7.63%	7.63%	7.63%	7.63%	7.63%	—	7.63%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of ACCO Brands Corporation:

We have audited the accompanying consolidated balance sheets of ACCO Brands Corporation and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2011. In connection with our audits of the consolidated financial statements, we also audited the related consolidated financial statement schedule, Schedule II – Valuation and Qualifying Accounts and Reserves. We also have audited ACCO Brands Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). ACCO Brands Corporation’s management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management report on internal control over financial reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements and financial statement schedule referred to above present fairly, in all material respects, the financial position of ACCO Brands Corporation and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, ACCO Brands Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

Chicago, Illinois

February 23, 2012

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

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2011.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report that appears herein.

/s/ ROBERT J. KELLER	/s/ NEAL V. FENWICK
Robert J. Keller	Neal V. Fenwick
Chairman of the Board and	Executive Vice President and
Chief Executive Officer	Chief Financial Officer
(principal executive officer)	(principal financial officer)
February 23, 2012	February 23, 2012

ACCO Brands Corporation and Subsidiaries

Consolidated Balance Sheets

	December 31, 2011	December 31, 2010
(in millions of dollars, except share data)
Assets
Current assets:
Cash and cash equivalents	$121.2	$83.2
Accounts receivable less allowances for discounts, doubtful accounts and returns of $13.9 and $15.6, respectively	269.5	274.8
Inventories	197.7	205.9
Deferred income taxes	7.6	9.1
Other current assets	26.9	24.0
Assets of discontinued operations	—	23.7

Total current assets	622.9	620.7
Total property, plant and equipment	463.3	474.1
Less accumulated depreciation	(316.1)	(310.9)

Property, plant and equipment, net	147.2	163.2
Deferred income taxes	16.7	10.6
Goodwill	135.0	136.9
Identifiable intangibles, net of accumulated amortization of $102.3 and $96.4, respectively	130.4	137.0
Other non-current assets	64.5	71.8
Assets of discontinued operation	—	9.4

Total assets	$1,116.7	$1,149.6

Liabilities and Stockholders’ Deficit
Current liabilities:
Current portion of long-term debt	$0.2	$0.2
Accounts payable	127.1	110.3
Accrued compensation	24.2	23.9
Accrued customer program liabilities	66.8	72.8
Accrued interest	20.2	22.0
Other current liabilities	66.5	84.1
Liabilities of discontinued operations	1.1	14.6

Total current liabilities	306.1	327.9
Long-term debt	668.8	727.4
Deferred income taxes	85.6	81.2
Pension and post retirement benefit obligations	106.1	74.9
Other non-current liabilities	12.0	12.7
Liabilities of discontinued operations	—	5.3

Total liabilities	1,178.6	1,229.4

Stockholders’ deficit:
Preferred stock, $0.01 par value, 25,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 55,659,753 and 55,080,463 shares issued and 55,475,735 and 54,922,783 outstanding, respectively	0.6	0.6
Treasury stock, 184,018 and 157,680 shares, respectively	(1.7)	(1.5)
Paid-in capital	1,407.4	1,401.1
Accumulated other comprehensive loss	(131.0)	(86.1)
Accumulated deficit	(1,337.2)	(1,393.9)

Total stockholders’ deficit	(61.9)	(79.8)

Total liabilities and stockholders’ deficit	$1,116.7	$1,149.6

See notes to consolidated financial statements.

ACCO Brands Corporation and Subsidiaries

Consolidated Statements of Operations

	Year Ended December 31,
(in millions of dollars, except per share data)	2011	2010	2009
Net sales	$1,318.4	$1,284.6	$1,233.3
Cost of products sold	903.7	887.5	868.7

Gross profit	414.7	397.1	364.6
Operating costs and expenses:
Advertising, selling, general and administrative expenses	293.9	281.2	263.0
Amortization of intangibles	6.3	6.7	7.1
Restructuring (income) charges	(0.7)	(0.5)	17.4
Intangible asset impairment charges	—	—	1.7

Total operating costs and expenses	299.5	287.4	289.2

Operating income	115.2	109.7	75.4
Non-operating expense:
Interest expense, net	77.2	78.3	67.0
Equity in earnings of joint ventures	(8.5)	(8.3)	(4.4)
Other expense, net	3.6	1.2	5.4

Income from continuing operations before income taxes	42.9	38.5	7.4
Income tax expense	24.3	30.7	126.0

Income (loss) from continuing operations	18.6	7.8	(118.6)
Income (loss) from discontinued operations, net of income taxes	38.1	4.6	(7.5)

Net income (loss)	$56.7	$12.4	$(126.1)

Per share:
Basic earnings (loss) per share:
Income (loss) from continuing operations	$0.34	$0.14	$(2.18)
Income (loss) from discontinued operations	0.69	0.08	(0.14)

Basic earnings (loss) per share	$1.03	$0.23	$(2.32)

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.32	$0.14	$(2.18)
Income (loss) from discontinued operations	0.66	0.08	(0.14)

Diluted earnings (loss) per share	$0.98	$0.22	$(2.32)

Weighted average number of shares outstanding:
Basic	55.2	54.8	54.5
Diluted	57.6	57.2	54.5

See notes to consolidated financial statements.

ACCO Brands Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

	Year Ended December 31,
(in millions of dollars)	2011	2010	2009
Net income (loss)	$56.7	$12.4	$ (126.1)
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on derivative financial instruments:
Losses arising during the period	(0.3)	(3.1)	(4.4)
Less: reclassification adjustment for losses included in net income (loss)	4.9	1.8	0.3
Foreign currency translation:
Foreign currency translation adjustments	(8.9)	11.0	26.7
Less: reclassification adjustment for sale of GBC-Fordigraph Pty Ltd included in net income (loss)	(6.1)	—	—
Pension and other postretirement plans:
Actuarial gain (loss) arising during the period	(46.3)	4.4	(9.7)
Other	0.9	3.0	(5.5)
Less: amortization of actuarial loss and prior service cost included in net income (loss)	7.8	7.0	4.1

Other comprehensive income (loss), before tax	(48.0)	24.1	11.5
Income tax (expense) benefit related to items of other comprehensive income (loss)	3.1	(3.2)	(1.0)

Comprehensive income (loss)	$11.8	$33.3	$(115.6)

See notes to consolidated financial statements.

ACCO Brands Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31,
(in millions of dollars)	2011	2010	2009
Operating activities
Net income (loss)	$56.7	$12.4	$(126.1)
Deferred income tax provision	3.9	12.3	112.7
(Gain) loss on sale of assets	(40.4)	(1.5)	0.8
Depreciation	26.5	29.6	32.1
Intangible impairment charges and other non-cash charges	0.1	0.7	6.3
Amortization of debt issuance costs and bond discount	8.2	6.3	6.5
Amortization of intangibles	6.4	6.9	7.2
Stock based compensation	6.3	4.2	3.0
Loss on debt repurchase	2.9	—	4.0
Changes in balance sheet items:
Accounts receivable	0.6	(18.5)	41.5
Inventories	5.4	(9.8)	78.7
Other assets	0.2	(5.1)	10.2
Accounts payable	16.8	14.8	(54.9)
Accrued expenses and other liabilities	(27.8)	(2.2)	(37.5)
Accrued taxes	(1.1)	7.7	(8.8)
Equity in earnings of joint ventures, net of dividends received	(2.9)	(2.9)	(4.2)

Net cash provided by operating activities	61.8	54.9	71.5
Investing activities
Additions to property, plant and equipment	(13.5)	(12.6)	(10.3)
Assets acquired	(1.4)	(1.1)	(3.4)
Proceeds (payments) from sale of discontinued operations	53.5	(3.7)	9.2
Proceeds from the disposition of assets	1.4	2.5	0.6

Net cash provided (used) by investing activities	40.0	(14.9)	(3.9)
Financing activities
Proceeds from long-term borrowings	0.1	1.5	469.3
Repayments of long-term debt	(63.0)	(0.2)	(397.9)
Borrowings (repayments) of short-term debt, net	—	(0.5)	(54.2)
Payment of Euro debt hedge	—	—	(40.8)
Cost of debt issuance	—	(0.8)	(20.6)
Exercise of stock options and other	(0.2)	(0.1)	(0.3)

Net cash used by financing activities	(63.1)	(0.1)	(44.5)
Effect of foreign exchange rate changes on cash	(0.7)	(0.3)	2.4

Net increase in cash and cash equivalents	38.0	39.6	25.5
Cash and cash equivalents
Beginning of year	83.2	43.6	18.1

End of period	$121.2	$83.2	$43.6

Cash paid during the year for:
Interest	$71.9	$70.6	$54.4
Income taxes	$27.7	$13.9	$19.7

See notes to consolidated financial statements.

ACCO Brands Corporation and Subsidiaries

Consolidated Statements of Stockholders’ Equity (Deficit)

(in millions of dollars)	Common Stock	Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Accumulated Deficit	Total
Balance at December 31, 2008	$0.6	$1,394.8	$(117.5)	$(1.1)	$(1,280.2)	$(3.4)
Net loss	—	—	—	—	(126.1)	(126.1)
Loss on derivative financial instruments, net of tax	—	—	(3.3)	—	—	(3.3)
Translation impact, net of tax	—	—	26.7	—	—	26.7
Pension and postretirement adjustment, net of tax	—	—	(12.9)	—	—	(12.9)
Stock-based compensation activity	—	3.0	—	(0.3)	—	2.7
Other	(0.1)	(0.8)	—	—	—	(0.9)

Balance at December 31, 2009	0.5	1,397.0	(107.0)	(1.4)	(1,406.3)	(117.2)
Net income	—	—	—	—	12.4	12.4
Loss on derivative financial instruments, net of tax	—	—	(0.5)	—	—	(0.5)
Translation impact, net of tax	—	—	11.0	—	—	11.0
Pension and postretirement adjustment, net of tax	—	—	10.4	—	—	10.4
Stock-based compensation activity	0.1	4.2	—	(0.1)	—	4.2
Other	—	(0.1)	—	—	—	(0.1)

Balance at December 31, 2010	0.6	1,401.1	(86.1)	(1.5)	(1,393.9)	(79.8)
Net income	—	—	—	—	56.7	56.7
Income on derivative financial instruments, net of tax	—	—	3.7	—	—	3.7
Translation impact, net of tax	—	—	(15.0)	—	—	(15.0)
Pension and postretirement adjustment, net of tax	—	—	(33.6)	—	—	(33.6)
Stock-based compensation activity	—	6.3	—	(0.2)	—	6.1

Balance at December 31, 2011	$0.6	$1,407.4	$(131.0)	$(1.7)	$(1,337.2)	$(61.9)

Shares of Capital Stock

	Common Stock	Treasury Stock	Net Shares
Shares at December 31, 2008	54,382,762	(47,256)	54,335,506
Stock issuances—stock based compensation	336,534	(99,849)	236,685

Shares at December 31, 2009	54,719,296	(147,105)	54,572,191
Stock issuances—stock based compensation	361,167	(10,575)	350,592

Shares at December 31, 2010	55,080,463	(157,680)	54,922,783
Stock issuances—stock based compensation	579,290	(26,338)	552,952

Shares at December 31, 2011	55,659,753	(184,018)	55,475,735

See notes to consolidated financial statements.

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements

1. Basis of Presentation

The management of ACCO Brands Corporation is responsible for the accuracy and internal consistency of the preparation of the consolidated financial statements and notes contained in this annual report.

The consolidated financial statements include the accounts of ACCO Brands Corporation and its domestic and international subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. Our investments in companies that are between 20% and 50% owned are accounted for using the equity method of accounting. ACCO Brands has equity investments in the following joint ventures: Pelikan-Artline Pty Ltd (“Pelikan-Artline”) — 50% ownership; and Neschen GBC Graphic Films, LCC (“Neschen”) — 50% ownership. The Company’s share of earnings from equity investments is included on the line entitled “Equity in earnings of joint ventures” in the consolidated statements of operations. Companies in which our investment exceeds 50% have been consolidated.

The Company’s former GBC-Fordigraph Pty Ltd (“GBC-Fordigraph Business”) and commercial print finishing businesses are reported in discontinued operations in the consolidated financial statements and related notes for all periods presented in the consolidated financial statements. For further information on the Company’s discontinued operations see Note 18, Discontinued Operations.

On November 17, 2011, the Company announced the signing of a definitive agreement to merge MeadWestvaco Corporation’s Consumer and Office Products business (“Mead C&OP Business”) into the Company in a transaction that was valued at approximately $860 million at the time the transaction was announced. The Mead C&OP Business is a leading manufacturer and marketer of school supplies, office products, and planning and organizing tools – including the Mead®, Five Star®, Trapper Keeper®, AT-A-GLANCE®, Cambridge®, Day Runner®, Hilroy, Tilibra and Grafons brands in the U.S., Canada and Brazil. Upon completion of the transaction, MeadWestvaco shareholders will own 50.5% of the combined company. The transaction is subject to approval by the Company’s shareholders and the satisfaction of customary closing conditions and regulatory approvals, including a ruling from the U.S. Internal Revenue Service on the tax-free nature of the transaction for MeadWestvaco. The transaction is expected to be completed in the first half of 2012. The Company will be the accounting acquirer in the merger and will apply purchase accounting to the assets and liabilities acquired upon consummation of the merger. In connection with this transaction, for the year ended December 31, 2011, the Company has incurred expenses of $5.6 million, which are reported in advertising, selling, general and administrative expenses.

2. Significant Accounting Policies

Nature of Business

ACCO Brands is primarily involved in the manufacturing, marketing and distribution of office products —including traditional and computer-related office products, supplies, binding and laminating equipment and related consumable supplies, personal computer accessory products, paper-based time management products and presentation aids and products— selling primarily to large resellers. The Company’s subsidiaries operate principally in the U.S, Australia, the U.K. and Canada.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Cash and Cash Equivalents

Highly liquid investments with an original maturity of three months or less are included in cash and cash equivalents.

Allowances for Doubtful Accounts, Discounts and Returns

Trade receivables are recorded at the stated amount, less allowances for discounts, doubtful accounts and returns. The allowance for doubtful accounts represents estimated uncollectible receivables associated with potential customer defaults on contractual obligations, usually due to customers’ potential insolvency. The allowances include amounts for certain customers where a risk of default has been specifically identified. In addition, the allowances includes a provision for customer defaults on a general formula basis when it is determined the risk of some default is probable and estimable, but cannot yet be associated with specific customers. The assessment of the likelihood of customer defaults is based on various factors, including the length of time the receivables are past due, historical experience and existing economic conditions.

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

Property, Plant and Equipment

Property, plant and equipment are carried at cost. Depreciation is provided, principally on a straight-line basis, over the estimated useful lives of the assets. Gains or losses resulting from dispositions are included in operating income. Betterments and renewals, that improve and extend the life of an asset are capitalized; maintenance and repair costs are expensed. Purchased computer software is capitalized and amortized over the software’s useful life. The following table shows estimated useful lives of property, plant and equipment:

Buildings	40 to 50 years
Leasehold improvements	Lesser of lease term or the life of the asset
Machinery, equipment and furniture	3 to 10 years

Long-Lived Assets

We test long-lived assets for impairment whenever events or changes in circumstances indicate that the assets’ carrying amount is not recoverable from its undiscounted cash flows. When such events occur, we compare the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

asset or asset group to the carrying amount of a long-lived asset or asset group. The cash flows are based on our best estimate at the time of future cash flow, derived from the most recent business projections. If this comparison indicates that there is impairment, the amount of the impairment is typically calculated using discounted expected future cash flows. The discount rate applied to these cash flows is based on our weighted average cost of capital, computed by selecting market rates at the valuation dates for debt and equity that are reflective of the risks associated with an investment in the Company’s industry as estimated by using comparable publicly traded companies.

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

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

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

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

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

Advertising Costs

Advertising costs amounted to $98.1 million, $92.9 million and $92.7 million for the years ended December 31, 2011, 2010 and 2009, respectively. These costs include, but are not limited to, cooperative advertising and promotional allowances as described in “Customer Program Costs” above, and are principally expensed as incurred.

Research and Development

Research and development expenses, which amounted to $20.5 million, $24.0 million and $18.6 million for the years ended December 31, 2011, 2010 and 2009, respectively, are classified as general and administrative expenses and are charged to expense as incurred.

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

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

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

Recent Accounting Pronouncements

In June 2011 the Financial Accounting Standards Board (“FASB”) issued an update, Accounting Standards Update (“ASU”) No. 2011-5, to existing standards on comprehensive income (Accounting Standards Codification (“ASC”) Topic 220). ASU No. 2011-5 was issued to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. ASU No. 2011-5 is effective for annual and interim periods ending beginning after December 15, 2011, and early adoption is permitted. In December 2011 the FASB issued an update to ASU No. 2011-5, ASU No. 2011-12, which was issued to defer the effective date for amendments to the reclassifications of items out of accumulated other comprehensive income in ASU No. 2011-05. The Company has adopted these new standards as of December 2011. The Company has provided the required disclosure in its Consolidated Statements of Comprehensive Income.

In September 2011, the FASB issued an update, ASU No. 2011-08, to existing standards on intangibles – goodwill and other ASC Topic 350. ASU No. 2011-08 was issued to simplify the testing of goodwill for impairment by allowing an optional qualitative factors test to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test already included in ASC Topic 350. ASU No. 2011-08 is effective for annual and interim goodwill tests performed for fiscal years beginning after December 15, 2011. The Company will adopt the standard in 2012, and it will not have a significant impact on its consolidated financial statements or results of operations.

In December 2011 the FASB issued an update, ASU No. 2011-11 to existing standards regarding the disclosures involving the offsetting of assets and liabilities relating to financial instruments. ASU No. 2011-11 was issued to improve disclosures regarding offsetting and related arrangements to enable users of financial statements to understand the effect of those arrangements on its financial position. ASU No. 2011-011 is effective for annual and interim periods beginning on or after January 1, 2013. The Company is currently assessing the impact on its current disclosures.

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

3. Long-term Debt and Short-term Borrowings

Notes payable and long-term debt consisted of the following at December 31, 2011 and 2010:

(in millions of dollars)	2011	2010
Senior Secured Notes, due March 2015, net of discount(1) (fixed interest rate of 10.625%)	$420.9	$454.3
U.S. Dollar Senior Subordinated Notes, due August 2015 (fixed interest rate of 7.625%)	246.3	271.3
Other borrowings	1.8	2.0

Total debt	669.0	727.6
Less: current portion	(0.2)	(0.2)

Total long-term debt	$668.8	$727.4

(1)	Represents unamortized original issue discount of $4.2 million and $5.7 million, as of December 31, 2011 and 2010, respectively, which is amortizable through March 15, 2015.

During 2011, the Company repurchased $34.9 million of its Senior Secured Notes and $25.0 million of its Senior Subordinated Notes. The Company paid a $3.0 million premium on the repurchase of the Company’s Senior Secured Notes, which is included in other expense, net in the Consolidated Statements of Operations.

Senior Secured Notes

On September 30, 2009, the Company issued an aggregate principal amount of $460.0 million of Senior Secured Notes with semi-annual interest payments payable March 15 and September 15 of each year. The Senior Secured Notes were issued at 98.5% of par value, equating to an effective yield to maturity of approximately 11%. The proceeds from the sale of the Senior Secured Notes were $453.1 million, after deducting an original issue discount of $6.9 million. The Senior Secured Notes were offered and sold in a private placement to qualified institutional buyers in the U.S. pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”) and to non-U.S. persons outside the U.S under Regulation S under the Securities Act. In May, 2010 the Company completed an exchange offer for the Senior Secured Notes sold in the private placement for new Senior Secured Notes that have been registered under the Securities Act of 1933. The new notes have terms that are substantially identical to the old notes.

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

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

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

The Borrowers’ ability to borrow under the ABL Facility is limited to a borrowing base equal to 85% of eligible accounts receivable plus up to the lesser of (1) 65% of the lower of cost or fair market value of eligible inventory and (2) 85% of the net orderly liquidation value of eligible inventory, and is subject to other conditions, limitations and reserve requirements.

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

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

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

The ABL Facility contains customary terms and conditions, including among other things, limitations on liens and indebtedness, asset sales, repurchase of Senior Subordinated Notes, and intercompany transactions. A springing fixed charge financial covenant would be triggered if the excess availability under the ABL Facility falls below $20.0 million or 15% of total commitments. The ABL Facility also contains bank account restrictions that apply in the event that the Company’s excess availability fails to meet certain thresholds. As of December 31, 2011, the amount available for borrowings under the Company’s ABL Facility was $165.5 million (allowing for $9.5 million of letters of credit outstanding on that date). There were no borrowings outstanding under the Company’s ABL Facility as of December 31, 2011.

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

Compliance with Loan Covenants

As of and for the year ended December 31, 2011, the Company was in compliance with all applicable loan covenants.

The Company’s ABL Facility would not be affected by a change in its credit rating.

4. Pension and Other Retiree Benefits

The Company has a number of pension plans, principally in the U.K. and the U.S. The plans provide for payment of retirement benefits, mainly commencing between the ages of 60 and 65, and also for payment of certain disability and severance benefits. After meeting certain qualifications, an employee acquires a vested right to future benefits. The benefits payable under the plans are generally determined on the basis of an employee’s length of service and earnings. Cash contributions to the plans are made as necessary to ensure legal funding requirements are satisfied.

The Company provides postretirement health care and life insurance benefits to certain employees and retirees in the U.S. and certain employee groups outside of the U.S. These benefit plans have been frozen to new participants. Many employees and retirees outside of the U.S. are covered by government health care programs.

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

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The following table sets forth the Company’s defined benefit pension plans and other postretirement benefit plans funded status and the amounts recognized in the Company’s consolidated balance sheets:

	Pension Benefits				Postretirement
	U.S.		International
(in millions of dollars)	2011	2010	2011	2010	2011	2010
Change in projected benefit obligation (PBO)
Projected benefit obligation at beginning of year	$162.5	$154.4	$268.3	$271.1	$13.3	$13.4
Service cost	—	—	2.1	2.3	0.2	0.2
Interest cost	8.6	8.9	14.7	14.6	0.6	0.7
Actuarial loss	9.5	7.5	14.2	5.1	—	—
Participants’ contributions	—	—	0.9	1.0	0.2	0.2
Benefits paid	(8.7)	(8.3)	(13.0)	(11.2)	(0.9)	(1.0)
Curtailment gain	—	—	(0.6)	—	—	—
Foreign exchange rate changes	—	—	(2.0)	(12.0)	—	(0.2)
Other items	—	—	—	(2.6)	—	—

Projected benefit obligation at end of year	171.9	162.5	284.6	268.3	13.4	13.3

Change in plan assets
Fair value of plan assets at beginning of year	124.8	107.9	242.3	234.5	—	—
Actual return on plan assets	(3.2)	18.0	7.0	24.3	—	—
Employer contributions	6.2	7.2	6.6	6.5	0.7	0.8
Participants’ contributions	—	—	0.9	1.0	0.2	0.2
Benefits paid	(8.7)	(8.3)	(13.0)	(11.2)	(0.9)	(1.0)
Foreign exchange rate changes	—	—	(1.1)	(10.2)	—	—
Other	—	—	—	(2.6)	—	—

Fair value of plan assets at end of year	119.1	124.8	242.7	242.3	—	—

Funded status (Fair value of plan assets less PBO)	$(52.8)	$(37.7)	$(41.9)	$(26.0)	$(13.4)	$(13.3)

Amounts recognized in the consolidated balance sheet consist of:
Other current liabilities	$0.2	$0.2	$0.6	$0.6	$1.2	$1.3
Accrued benefit liability	52.6	37.5	41.3	25.4	12.2	12.0
Components of accumulated other comprehensive income, net of tax:
Unrecognized prior service cost (benefit)	—	—	0.4	0.5	—	(0.1)
Unrecognized actuarial (gain) loss	56.1	36.9	62.2	48.4	(2.6)	(3.2)

All plans have projected benefit obligations in excess of plan assets.

Of the amounts included within accumulated other comprehensive income, the Company expects to recognize the following pre-tax amounts as components of net periodic benefit cost during 2012:

	Pension Benefits		Postretirement
(in millions of dollars)	U.S.	International
Prior service cost	$—	$0.2	$—
Actuarial (gain) loss	6.2	5.4	(0.5)

	$6.2	$5.6	$(0.5)

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The accumulated benefit obligation for all defined benefit pension plans was $443.6 million and $428.8 million at December 31, 2011 and 2010, respectively.

The following table sets out information for pension plans with an accumulated benefit obligation in excess of plan assets:

	U.S.		International
(in millions of dollars)	2011	2010	2011	2010
Projected benefit obligation	$171.9	$162.5	$272.8	$62.1
Accumulated benefit obligation	171.9	162.5	260.2	60.3
Fair value of plan assets	119.1	124.8	230.9	46.0

The following table sets out the components of net periodic benefit cost:

	Pension Benefits						Postretirement
	U.S.			International
(in millions of dollars)	2011	2010	2009	201 1	2010	2009	2011	2010	2009
Service cost	$—	$—	$1.3	$2.1	$2.3	$2.4	$0.2	$0.2	$0.1
Interest cost	8.6	8.9	9.1	14.7	14.6	13.7	0.6	0.7	0.8
Expected return on plan assets	(10.7)	(10.4)	(10.7)	(16.0)	(15.1)	(12.8)	—	—	—
Amortization of prior service cost	—	—	—	0.2	0.1	0.2	—	—	—
Amortization of net loss (gain)	4.3	3.0	1.2	3.9	4.8	3.4	(0.6)	(0.9)	(0.9)
Curtailment	—	—	(1.0)	(0.2)	—	(0.5)	—	—	—

Net periodic benefit cost	$2.2	$1.5	$(0.1)	$4.7	$6.7	$6.4	$0.2	$—	$—

Other changes in plan assets and benefit obligations that were recognized in other comprehensive income during the years ended December 31, 2011, 2010 and 2009, respectively, were as follows:

	Pension Benefits						Postretirement
	U.S.			International
(in millions of dollars)	2011	2010	2009	2011	2010	2009	2011	2010	2009
Current year actuarial (gain)/loss	$23.5	$(0.2)	$(16.1)	$22.8	$(4.2)	$26.1	$—	$—	$(0.3)
Amortization of actuarial gain (loss)	(4.3)	(3.0)	(1.2)	(3.9)	(4.8)	(3.6)	0.6	0.9	1.0
Amortization of prior service cost	—	—	—	(0.2)	(0.1)	(0.3)	—	—	—
Curtailment gain	—	—	0.2	—	—	—	—	—	—
Exchange rate adjustment	—	—	—	(1.0)	(3.2)	5.8	—	0.1	(0.4)
Total recognized in other comprehensive income	$19.2	$(3.2)	$(17.1)	$17.7	$(12.3)	$28.0	$0.6	$1.0	$0.3

Total recognized in net periodic benefit cost and other comprehensive income	$21.4	$(1.7)	$(17.2)	$22.4	$(5.6)	$34.4	$0.8	$1.0	$0.3

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Assumptions

Weighted average assumptions used to determine benefit obligations for years ended December 31, 2011, 2010 and 2009 were:

	Pension Benefits						Postretirement
	U.S.			International
	2011	2010	2009	2011	2010	2009	2011	2010	2009
Discount rate	5.0%	5.5%	5.9%	4.7%	5.4%	5.8%	4.5%	5.0%	5.9%
Rate of compensation increase	N/A	N/A	N/A	3.6%	4.4%	4.5%	—	—	—

Weighted average assumptions used to determine net cost for years ended December 31, 2011, 2010 and 2009 were:

	Pension Benefits						Postretirement
	U.S.			International
	2011	2010	2009	2011	2010	2009	2011	2010	2009
Discount rate	5.5%	5.9%	6.5%	5.4%	5.8%	6.5%	5.0%	5.9%	6.5%
Expected long-term rate of return	8.2%	8.2%	8.2%	6.4%	6.8%	6.3%	—	—	—
Rate of compensation increase	N/A	N/A	4.0%	4.4%	4.5%	3.6%	—	—	—

Weighted average health care cost trend rates used to determine postretirement benefit obligations and net cost at December 31, 2011, 2010 and 2009 were:

	Postretirement Benefits
	2011	2010	2009
Health care cost trend rate assumed for next year	7%	8%	7%
Rate that the cost trend rate is assumed to decline (the ultimate trend rate)	5%	5%	5%
Year that the rate reaches the ultimate trend rate	2020	2020	2020

Assumed health care cost trend rates may have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage-	1-Percentage-
(in millions of dollars)	Point Increase	Point Decrease
Effect on total of service and interest cost	$0.2	$(0.2)
Effect on postretirement benefit obligation	1.3	(1.1)

Plan Assets

The investment strategy for the Company is to optimize investment returns through a diversified portfolio of investments, taking into consideration underlying plan liabilities and asset volatility. Each plan has a different target asset allocation, which is reviewed periodically and is based on the underlying liability structure. The target asset allocation for our U.S. plan is 65% in equity securities, 20% in fixed income securities and 15% in alternate assets. The target asset allocation for non-U.S. plans is set by the local plan trustees.

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The Company’s pension plan weighted average asset allocations at December 31, 2011 and 2010 were as follows:

	2011		2010
	U.S.	International	U.S.	International
Asset category
Equity securities	63%	48%	68%	48%
Fixed income	32	42	32	42
Real estate	—	4	—	4
Other (1)	5	6	—	6

Total	100%	100%	100%	100%

(1)	Insurance contracts, multi-strategy hedge funds and cash and cash equivalents for certain of our plans.

U.S. Pension Plan Assets

Fair value measurements of our U.S. pension plan assets by asset category at December 31, 2011 are as follows:

(in millions of dollars)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value as of December 31, 2011

Common stocks	$6.9	$—	$—	$6.9
Mutual funds	68.3	—	—	68.3
Government debt securities	—	10.9	—	10.9
Corporate debt securities	—	8.0	—	8.0
Asset-backed securities	—	7.8	—	7.8
Multi-strategy hedge funds	—	5.4	—	5.4
Government mortgage-backed securities	—	4.0	—	4.0
Common collective trust funds, collateralized mortgage obligations, mortgage backed securities, and other fixed income securities	—	7.8	—	7.8

Total	$75.2	$43.9	$—	$119.1

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fair value measurements of our U.S. pension plan assets by asset category at December 31, 2010 are as follows:

(in millions of dollars)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value as of December 31, 2010

Common stocks	$6.4	$—	$—	$6.4
Mutual funds	78.5	—	—	78.5
Common collective trust funds	—	11.5	—	11.5
Government debt securities	—	7.5	—	7.5
Corporate debt securities	—	7.4	—	7.4
Collateralized mortgage obligations	—	5.0	—	5.0
Asset-backed securities, mortgage backed securities, and other fixed income securities	—	8.5	—	8.5

Total	$84.9	$39.9	$—	$124.8

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

Multi-strategy hedge funds: The fair values of participation units held in multi-strategy hedge funds are based on their net asset values, as reported by the managers of the funds and are based on the daily closing prices of the underlying investments (level 2 inputs).

Common collective trusts: The fair values of participation units held in common collective trusts are based on their net asset values, as reported by the managers of the common collective trusts and as supported by the unit prices of actual purchase and sale transactions occurring as of or close to the financial statement date (level 2 inputs).

International Pension Plans Assets

Fair value measurements of our international pension plans assets by asset category at December 31, 2011 are as follows:

(in millions of dollars)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value as of December 31, 2011

Cash and cash equivalents	$3.2	$—	$—	$3.2
Equity securities	116.6	—	—	116.6
Government debt securities	—	9.0	—	9.0
Corporate debt securities	—	82.6	—	82.6
Other debt securities	—	9.7	—	9.7
Real estate	—	10.0	—	10.0
Insurance contracts	—	9.7	—	9.7
Multi-strategy hedge funds	—	1.9	—	1.9

Total	$119.8	$122.9	$—	$242.7

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Fair value measurements of our international pension plans assets by asset category at December 31, 2010 are as follows:

(in millions of dollars)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value as of December 31, 2010

Cash and cash equivalents	$4.8	$—	$—	$4.8
Equity securities	116.8	—	—	116.8
Government debt securities	—	19.0	—	19.0
Corporate debt securities	—	74.5	—	74.5
Other debt securities	—	8.7	—	8.7
Real estate	—	9.7	—	9.7
Insurance contracts	—	8.8	—	8.8

Total	$121.6	$120.7	$—	$242.3

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

Multi-strategy hedge funds: The fair values of participation units held in multi-strategy hedge funds are based on their net asset values, as reported by the managers of the funds and are based on the daily closing prices of the underlying investments (level 2 inputs).

Cash Contributions

The Company expects to contribute $16.3 million to its pension plans in 2012.

The Company sponsors a number of defined contribution plans. Contributions are determined under various formulas. Costs related to such plans amounted to $6.6 million, $6.1 million and $3.6 million in 2011, 2010 and 2009, respectively. In January 2009, the Company’s Board of Directors approved amendments to the Company’s U.S. 401(k) plan to suspend employer matching contributions for all participants effective February 21, 2009. The Company reinstated its employer matching contributions for all 401(k) plan participants in October, 2009. This action resulted in pre-tax savings of approximately $3.2 million during 2009.

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The following table presents estimated future benefit payments for the next ten fiscal years:

	Pension	Postretirement
(in millions of dollars)	Benefits	Benefits
2012	$20.3	$1.2
2013	$20.9	$1.3
2014	$21.5	$1.2
2015	$22.1	$1.1
2016	$23.1	$1.1
Years 2017 — 2021	$127.9	$4.6

5. Stock-Based Compensation

The Company has two share-based compensation plans under which a total of 5,265,000 shares may be issued under awards to key employees and non-employee directors.

The following table summarizes the impact of all stock-based compensation on the Company’s consolidated statements of operations for the years ended December 31, 2011, 2010 and 2009.

(in millions of dollars)	2011	2010	2009
Advertising, selling, general and administrative expense	$6.3	$4.2	$2.8
Restructuring charges	—	—	0.2

Operating income	$6.3	$4.2	$3.0

There was no capitalization of stock based compensation expense.

Stock-based compensation by award type (including stock options, stock-settled appreciation rights (“SSARs”), restricted stock units (“RSUs”) and performance stock units (“PSUs”)) for the years ended December 31, 2011, 2010 and 2009 are as follows:

(in millions of dollars)	2011	2010	2009
Stock option compensation expense	$0.6	$0.4	$0.8
SSAR compensation expense	0.2	0.2	0.2
RSU compensation expense	3.0	2.8	1.8
PSU compensation expense	2.5	0.8	0.2

Total stock-based compensation	$6.3	$4.2	$3.0

Stock Options and SSAR Awards

The exercise price of each stock option and SSAR equals or exceeds the market price of the Company’s stock on the date of grant. Options/SSARs can generally be exercised over a maximum term of up to seven years. Stock options/SSARs outstanding as of December 31, 2011 generally vest ratably over three years. During 2009, the Company granted only SSAR awards. There were no SSAR or option awards issued during 2010. During 2011, the

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Company granted only option awards. The fair value of each option/SSAR grant is estimated on the date of grant using the Black-Scholes option-pricing model using the weighted average assumptions as outlined in the following table:

	Year Ended December 31,
	2011	2009
Weighted average expected lives	4.5 years	4.5 years
Weighted average risk-free interest rate	1.65%	2.1%
Weighted average expected volatility	50.7%	41.5%
Expected dividend yield	0.0%	0.0%
Weighted average grant date fair value	$3.85	$0.24

The Company has utilized historical volatility for a pool of peer companies for a period of time that is comparable to the expected life of the option/SSAR to determine volatility assumptions. The risk-free interest rate assumption is based upon the average daily closing rates during the quarter for U.S. treasury notes that have a life which approximates the expected life of the option/SSAR. The dividend yield assumption is based on the Company’s expectation of dividend payouts. The expected life of employee stock options/SSARs represents the weighted-average period the stock options/SSARs are expected to remain outstanding. The weighted average expected lives reflect the application of the simplified method.

A summary of the changes in stock options/SSARs outstanding under the Company’s stock compensation plans during the year ended December 31, 2011 is presented below:

	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2010	6,292,920	$11.56
Granted	645,800	$8.90
Exercised	(533,729)	$1.04
Lapsed	(296,535)	$11.05

Outstanding at December 31, 2011	6,108,456	$12.23	2.8 years	$16.2 million
Exercisable shares at December 31, 2011	4,686,445	$14.57	2.4 years	$8.9 million
Options/SSARs vested or expected to vest	5,988,270	$12.40	2.7 years	$15.5 million

The Company received cash of $0.1 million from the exercise of stock options for the year ended December 31, 2011 for which the aggregate intrinsic value of options exercised was $0.0 million. No stock options were exercised in 2010 and 2009. The aggregate intrinsic value of SSARs exercised during the years ended December 31, 2011, and 2010 totaled $3.0 million and $2.1 million, respectively. No SSARs were exercised in 2009. The fair value of options and SSARs vested during the years ended December 31, 2011, 2010 and 2009 was $0.6 million, $1.1 million and $1.7 million, respectively. As of December 31, 2011, the Company had unrecognized compensation expense related to stock options and SSARs of $1.9 million and $0.1 million, respectively. The unrecognized compensation expense related to stock options and SSARs will be recognized over a weighted-average period of 2.8 years and 0.6 years, respectively.

Stock Unit Awards

The ACCO Brands Corporation 2011 Amended and Restated Incentive Plan provides for stock based awards in the form of RSUs, PSUs, incentive and non-qualified stock options, and stock appreciation rights, any of which may be granted alone or with other types of awards and dividend equivalents. RSUs vest over a pre-determined period of time, generally three to four years from the date of grant. PSUs also vest over a

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

pre-determined period of time, minimally three years, but are further subject to the achievement of certain business performance criteria in future periods. Based upon the level of achieved performance, the number of shares actually awarded can vary from 0% to 150% of the original grant.

There were 1,242,672 RSUs outstanding at December 31, 2011. All outstanding RSUs as of December 31, 2011 vest within four years of the date of grant. Also outstanding at December 31, 2011 were 1,153,520 PSUs. All outstanding PSUs as of December 31, 2011 vest at the end of their respective performance periods subject to achievement of the performance targets associated with such awards. Upon vesting, all of the remaining PSU awards will be converted into the right to receive one share of common stock of the Company for each unit that vests. The cost of these awards is determined using the fair value of the shares on the date of grant, and compensation expense is recognized over the period during which the employees provide the requisite service to the Company. The Company generally recognizes compensation expense for its PSU awards ratably over the performance period based on management’s judgment of the likelihood that performance measures will be attained. The Company generally recognizes compensation expense for its RSU awards ratably over the service period. A summary of the changes in the stock unit awards outstanding under the Company’s equity compensation plans during 2011 is presented below:

	Stock Units	Weighted Average Grant Date Fair Value
Unvested at December 31, 2010	1,136,158	$14.41
Granted	1,624,316	$8.73
Vested	(131,329)	$18.73
Forfeited and cancelled	(237,785)	$8.15

Unvested at December 31, 2011	2,391,360	$8.80

The weighted-average grant date fair value of our stock unit awards was $8.73, $7.06, and $7.58 for the years ended December 31, 2011, 2010, and 2009, respectively. The fair value of stock unit awards that vested during the years ended December 31, 2011, 2010 and 2009 was $2.5 million, $1.3 million and $4.5 million, respectively. As of December 31, 2011, the Company had unrecognized compensation expense related to RSUs and PSUs of $4.9 million and $5.4 million, respectively. The unrecognized compensation expense related to RSUs and PSUs will be recognized over a weighted-average period of 3.0 years and 1.7 years, respectively. The Company will satisfy the requirement for delivering the common shares for stock-based plans by issuing new shares.

6. Inventories

Inventories are stated at the lower of cost or market value. The components of inventories were as follows:

	December 31,
(in millions of dollars)	2011	2010
Raw materials	$23.9	$28.3
Work in process	3.6	4.5
Finished goods	170.2	173.1

Total inventories	$197.7	$205.9

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

7. Property, Plant and Equipment

Property, plant and equipment, net consisted of:

	December 31,
(in millions of dollars)	2011	2010
Land and improvements	$13.6	$13.7
Buildings and improvements to leaseholds	115.5	116.6
Machinery and equipment	321.7	333.1
Construction in progress	12.5	10.7

	463.3	474.1
Less: accumulated depreciation	(316.1)	(310.9)

Net property, plant and equipment (1)	$147.2	$163.2

(1)	Net property, plant and equipment as of December 31, 2011 and 2010 contained $17.0 million and $25.6 million of computer software assets, which are classified within machinery and equipment. Amortization of software costs was $9.5 million, $10.1 million and $9.7 million for the years ended December 31, 2011, 2010 and 2009, respectively.

8. Goodwill and Identifiable Intangible Assets

Goodwill

Changes in the net carrying amount of goodwill by segment were as follows:

(in millions of dollars)	ACCO Brands Americas	ACCO Brands International	Computer Products Group	Total
Balance at December 31, 2009	$89.0	$40.8	$6.8	$136.6
Translation	1.2	(0.9)	—	0.3

Balance at December 31, 2010	90.2	39.9	6.8	136.9
Translation	(1.6)	(0.3)	—	(1.9)

Balance at December 31, 2011	$88.6	$39.6	$6.8	$135.0

Goodwill	$219.5	$123.8	$6.8	$350.1
Accumulated impairment losses	(130.9)	(84.2)	—	(215.1)

Balance at December 31, 2011	$88.6	$39.6	$6.8	$135.0

The authoritative guidance on goodwill and other intangible assets requires that goodwill be tested for impairment at a reporting unit level. The Company has determined that its reporting units are its ACCO Brands Americas, ACCO Brands International and Computer Products Group segments based on its organizational structure and the financial information that is provided to and reviewed by management. The Company tests goodwill for impairment annually and whenever events or circumstances make it more likely than not that an impairment may have occurred. Goodwill is tested for impairment using a two-step process. In the first step, the fair value of a reporting unit is compared to its carrying value. If the fair value of a reporting unit exceeds the carrying value of the net assets assigned to a reporting unit, goodwill is considered not impaired and no further testing is required. If the carrying value of the net assets assigned to a reporting unit exceeds the fair value of a

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

reporting unit, the second step of the impairment test is performed in order to determine the implied fair value of a reporting unit’s goodwill. Determining the implied fair value of goodwill requires valuation of a reporting unit’s tangible and intangible assets and liabilities in a manner similar to the allocation of purchase price in a business combination. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, goodwill is deemed impaired and is written down to the extent of the difference. Based upon our most recent annual impairment test completed during 2011, the fair value of goodwill of each of our reporting units was substantially in excess of its related carrying value.

Given the current economic environment and the uncertainties regarding the impact on our business, there can be no assurance that our estimates and assumptions made for purposes of our impairment testing in 2011 will prove to be accurate predictions of the future. If our assumptions regarding forecasted revenue or margin growth rates are not achieved, we may be required to record additional impairment charges in future periods, whether in connection with our next annual impairment testing in the second quarter of 2012 or prior to that, if any such change constitutes a triggering event outside of the quarter from when the annual impairment test is performed. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

Identifiable Intangibles

The gross carrying value and accumulated amortization by class of identifiable intangible assets as of December 31, 2011 and December 31, 2010 are as follows:

	As of December 31, 2011				As of December 31, 2010
(in millions of dollars)	Gross Carrying Amounts	Accumulated Amortization		Net Book Value	Gross Carrying Amounts	Accumulated Amortization		Net Book Value
Indefinite-lived intangible assets:
Trade names	$138.2	$(44.5	)(1)	$93.7	$138.5	$(44.5	)(1)	$94.0
Amortizable intangible assets:
Trade names	58.0	(27.8)		30.2	58.2	(25.3)		32.9
Customer and contractual relationships	26.1	(21.5)		4.6	26.3	(19.5)		6.8
Patents/proprietary technology	10.4	(8.5)		1.9	10.4	(7.1)		3.3

Subtotal	94.5	(57.8)		36.7	94.9	(51.9)		43.0

Total identifiable intangibles	$232.7	$(102.3)		$130.4	$233.4	$(96.4)		$137.0

(1)	Accumulated amortization prior to the adoption of authoritative guidance on goodwill and other intangible assets, at which time future amortization ceased.

The Company’s intangible amortization was $6.3 million, $6.7 million and $7.1 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Estimated amortization expense for amortizable intangible assets for the next five years is as follows:

(in millions of dollars)	2012	2013	2014	2015	2016
Estimated amortization expense	$5.0	$3.9	$3.4	$3.1	$2.8

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

2009

As of the end of the second quarter of 2009, in connection with its annual goodwill impairment test, the Company tested its other indefinite-lived intangibles, consisting of its indefinite-lived trade names. The Company estimated the fair value of its trade names by performing discounted cash flow analyses based on the relief-from-royalty approach. This approach treats the trade name as if it were licensed by the Company rather than owned, and calculates its value based on the discounted cash flow of the projected license payments. A key assumption in our fair value estimate is the discount rate utilized. We selected a discount rate of 17.0 percent. The analysis resulted in an impairment charge of $1.7 million, of which $0.9 million was recorded in the ACCO Brands Americas segment and $0.8 million was recorded in the ACCO Brands International segment.

As discussed further in Note 10, Income Taxes, during 2009, the Company recorded a $108.1 million non-cash charge to establish a valuation allowance on the Company’s U.S. deferred tax assets. In connection with this non-cash charge, the Company reviewed certain of its long-lived tangible and amortizable intangible assets and determined that the forecasted undiscounted cash flows related to these asset groups were in excess of their carrying values and, therefore, these assets were not impaired.

9. Restructuring and Other Charges

Restructuring

The Company had initiated significant restructuring actions associated with the merger of ACCO Brands Corporation and General Binding Corporation that resulted in the closure or consolidation of facilities that were engaged in manufacturing and distributing the Company’s products, primarily in North America and Europe, or which resulted in a reduction in overall employee headcount. The Company’s restructuring actions are now complete and no new initiatives were expensed in the years ended December 31, 2011 or 2010. During the year ended December 31, 2009, the Company recorded pre-tax restructuring and asset impairment charges of $17.4 million. Employee termination costs and termination of lease agreements include the release of reserves no longer required.

A summary of the activity in the restructuring accounts and a reconciliation of the liability for, and as of, the year ended December 31, 2011 is as follows:

(in millions of dollars)	Balance at December 31, 2010	Provision (Income)	Cash Expenditures	Non-cash Items/ Currency Change	Balance at December 31, 2011
Rationalization of operations
Employee termination costs	$2.2	$(0.6)	$(1.4)	$0.1	$0.3
Termination of lease agreements	3.0	(0.5)	(1.9)	0.1	0.7

Sub-total	5.2	(1.1)	(3.3)	0.2	1.0
Asset impairments/net loss on disposal of assets resulting from restructuring activities	—	0.4	(0.1)	(0.1)	0.2

Total restructuring liability	$5.2	$(0.7)	$(3.4)	$0.1	$1.2

Management expects the $0.3 million employee termination costs balance to be substantially paid within the next six months. Cash payments associated with lease termination costs of $0.7 million are expected to continue until the last lease terminates in 2013.

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

A summary of the activity in the restructuring accounts and a reconciliation of the liability for, and as of, the year ended December 31, 2010 is as follows:

(in millions of dollars)	Balance at December 31, 2009	Provision (Income)	Cash Expenditures	Non-cash Items/ Currency Change	Balance at December 31, 2010
Rationalization of operations
Employee termination costs	$8.0	$(1.5)	$(3.9)	$(0.4)	$2.2
Termination of lease agreements	4.4	0.2	(1.5)	(0.1)	3.0

Sub-total	12.4	(1.3)	(5.4)	(0.5)	5.2
Asset impairments/net loss on disposal of assets resulting from restructuring activities	—	0.8	—	(0.8)	—

Total restructuring liability	$12.4	$(0.5)	$(5.4)	$(1.3)	$5.2

A summary of the activity in the restructuring accounts and a reconciliation of the liability for, and as of, the year ended December 31, 2009 is as follows:

(in millions of dollars)	Balance at December 31, 2008	Provision	Cash Expenditures	Non-cash Items/ Currency Change	Balance at December 31, 2009
Rationalization of operations
Employee termination costs	$21.8	$11.9	$(26.4)	$0.7	$8.0
Termination of lease agreements	3.1	3.3	(2.3)	0.3	4.4
Other (1)	—	0.3	(0.1)	(0.2)	—

Sub-total	24.9	15.5	(28.8)	0.8	12.4
Asset impairments/net loss on disposal of assets resulting from restructuring activities	—	1.9	—	(1.9)	—

Total restructuring liability	$24.9	$17.4	$(28.8)	$(1.1)	$12.4

(1)	Includes $0.2 million of stock-based compensation expense related to terminated employees.

In addition to the restructuring described above, in the first quarter of 2011 the Company initiated plans to rationalize its European operations. The associated costs primarily relate to employee terminations, which were accounted for as regular business expenses and were largely offset by associated savings realized during the remainder of the 2011 year. These costs totaled $4.5 million during the year ended December 31, 2011 and are included within advertising, selling, general and administrative expenses in the Consolidated Statements of Operations.

A summary of the activity in the rationalization charges and a reconciliation of the liability for, and as of, the year ended December 31, 2011 is as follows:

(in millions of dollars)	Balance at December 31, 2010	Provision	Cash Expenditures	Non-cash Items/ Currency Change	Balance at December 31, 2011
Employee termination costs/liability	$—	$4.5	$(4.2)	$0.1	$0.4

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Management expects the $0.4 million of employee termination costs to be substantially paid within the next three months.

Other Charges

In addition to the recognition of restructuring costs, the Company also recognized other charges, incremental to the cost of its underlying restructuring actions that do not qualify as restructuring. These charges include redundant warehousing or storage costs during the transition to a new distribution center, equipment and other asset move costs, facility overhead and maintenance costs after exit, gains on the sale of exited facilities, certain costs associated with the Company’s debt refinancing and employee retention incentives. The Company did not incur any other charges, as described above, during the years ended December 31, 2011 or 2010. Within cost of products sold on the Consolidated Statements of Operations for the year ended December 31, 2009, these charges totaled $3.4 million. Within advertising, selling, general and administrative expenses on the Consolidated Statements of Operations for the year ended December 31, 2009, these charges totaled $1.2 million.

10. Income Taxes

The components of income (loss) before income taxes from continuing operations are as follows:

	2011	2010	2009
(in millions of dollars)
Domestic operations	$(48.6)	$(38.5)	$(38.6)
Foreign operations	91.5	77.0	46.0

Total	$42.9	$38.5	$7.4

The reconciliation of income taxes computed at the U.S. federal statutory income tax rate to the Company’s effective income tax rate for continuing operations is as follows:

(in millions of dollars)	2011	2010	2009
Income tax at US statutory rate	$15.0	$13.5	$2.5
State, local and other tax net of federal benefit	(1.3)	(0.8)	(1.0)
U.S. effect of foreign dividends and earnings	11.6	4.9	23.6
Unrealized foreign currency gain on intercompany debt	0.9	8.6	1.0
Foreign income taxed at a lower effective rate	(7.7)	(6.7)	(5.5)
Increase in valuation allowance	5.4	15.7	109.9
Correction of deferred tax error at foreign subsidiary	—	(2.8)	—
Change in prior year tax estimates	1.0	(1.3)	(1.6)
Miscellaneous	(0.6)	(0.4)	(2.9)

Income taxes as reported	$24.3	$30.7	$126.0

For 2011, the Company recorded income tax expense from continuing operations of $24.3 million on income before taxes of $42.9 million. This compares to income tax expense from continuing operations of $30.7 million on income before taxes of $38.5 million for 2010. Included in the results for 2010 is an out-of-period adjustment made to correct an error related to inaccurate calculations of deferred taxes at a foreign subsidiary. The correction of the error increased net income by $2.8 million through an increase in deferred tax assets and a corresponding reduction in income tax expense. The Company determined that the impact of the error was not significant to any current or prior individual period, and accordingly a restatement of prior period amounts was not determined to be necessary.

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The high effective rates for 2011 and 2010 are due to an increase in the valuation allowance of $5.4 million, including $2.8 million reversal of a valuation reserve in the U.K., and $15.7 million, respectively, because no tax benefit is being provided on losses incurred in the U.S. and certain foreign jurisdictions where valuation allowances are recorded against certain tax benefits. Also contributing to the high effective tax rate for 2010 is an $8.6 million expense recorded to reflect the income tax impact of foreign currency fluctuations on an intercompany debt obligation, partially offset by the benefit of the $2.8 million out-of-period adjustment recorded in the second quarter.

During 2009, the Company established a valuation allowance against its domestic deferred tax assets to reduce them to the value more likely than not to be realized with a corresponding non-cash charge of $108.1 million to the provision for income taxes.

The effective tax rates for discontinued operations were 13.4% and 29.6% in 2011 and 2010, respectively. The lower rate in 2011 reflects the benefit of the goodwill tax basis and prior year capital loss carry-forwards that reduced the taxable gain on the sale of the GBC–Fordigraph Business in Australia.

The U.S. federal statute of limitations remains open for the years 2008 and forward. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from 3 to 5 years. Years still open to examination by foreign tax authorities in major jurisdictions include Canada (2006 forward) and the U.K. (2008 forward). The Company is currently under examination in the U.S. and in certain foreign jurisdictions.

The components of the income tax expense from continuing operations are as follows:

(in millions of dollars)	2011	2010	2009
Current expense (benefit)
Federal	$0.3	$0.6	$(0.6)
Foreign	19.8	18.1	13.9

Total current income tax expense	20.1	18.7	13.3

Deferred expense (benefit)
Federal and other	4.9	4.8	111.6
Foreign	(0.7)	7.2	1.1

Total deferred income tax expense	4.2	12.0	112.7

Total income tax expense	$24.3	$30.7	$126.0

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The components of deferred tax assets (liabilities) are as follows:

(in millions of dollars)	2011	2010
Deferred tax assets
Compensation and benefits	$14.7	$10.0
Pension	34.2	25.1
Inventory	5.4	5.6
Other reserves	7.2	7.7
Accounts receivable	3.7	4.3
Capital loss carryforwards	10.3	10.3
Foreign tax credit carryforwards	20.5	20.5
Net operating loss carryforwards	129.3	128.2
Depreciation	—	0.4
Miscellaneous	3.3	2.3

Gross deferred income tax assets	228.6	214.4
Valuation allowance	(204,3)	(193.2)

Net deferred tax assets	24.3	21.2
Deferred tax liabilities
Depreciation	(2.0)	—
Identifiable intangibles	(73.0)	(69.8)
Unrealized foreign currency gain on intercompany debt	(10.6)	(9.6)
Miscellaneous	—	(3.3)

Gross deferred tax liabilities	(85.6)	(82.7)

Net deferred tax liabilities	$(61.3)	$(61.5)

Deferred income taxes are not provided on certain undistributed earnings of foreign subsidiaries that are expected to be permanently reinvested in those companies, aggregating to approximately $517 million at December 31, 2011 and $495 million at December 31, 2010. If these amounts were distributed to the U.S., in the form of a dividend or otherwise, the Company would be subject to additional U.S. income taxes. Determination of the amount of unrecognized deferred income tax liabilities on these earnings is not practicable.

At December 31, 2011, $390.7 million of net operating loss carryforwards and $29.4 million of capital loss carryforwards are available to reduce future taxable income of domestic and international companies. These loss carryforwards expire in the years 2012 through 2030 or have an unlimited carryover period.

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income taxes in its results of operations. As of December 31, 2011, the Company had $0.4 million accrued for interest and penalties.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in millions of dollars)	2011	2010
Balance at January 1	$5.7	$6.0
Additions for tax positions of prior years	0.1	0.2
Settlements	(0.3)	(0.5)

Balance at December 31	$5.5	$5.7

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2011 the amount of unrecognized tax benefits decreased to $5.5 million, of which $1.5 million would affect the Company’s effective tax rate, if recognized. The Company expects the amount of unrecognized tax benefits to change within the next twelve months, but these changes are not expected to have a significant impact on the Company’s results of operations or financial position. None of the positions included in the unrecognized tax benefit relate to tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility.

11. Earnings per Share

Total outstanding shares as of December 31, 2011 and 2010 were 55.5 million and 54.9 million, respectively. The calculation of basic earnings per common share is based on the weighted average number of common shares outstanding in the year, or period, over which they were outstanding. The Company’s calculation of diluted earnings per common share assumes that any common shares outstanding were increased by shares that would be issued upon exercise of those stock units for which the average market price for the period exceeds the exercise price; less, the shares that could have been purchased by the Company with the related proceeds, including compensation expense measured but not yet recognized, net of tax.

(in millions)	2011	2010	2009
Weighted average number of common shares outstanding — basic	55.2	54.8	54.5
Employee stock options	0.1	0.1	—
Stock-settled stock appreciation rights	1.7	2.1	1.7
Restricted stock units	0.6	0.2	0.1

Adjusted weighted-average shares and assumed conversions — diluted	57.6	57.2	56.3

Awards of shares representing approximately 4.3 million, 4.1 million and 4.3 million as of December 31, 2011, 2010 and 2009, respectively, of potentially dilutive shares of common stock were outstanding and are not included in the computation of dilutive earnings per share as their effect would have been anti-dilutive because their exercise prices were higher than the average market price during the period.

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

Forward currency contracts used to hedge foreign denominated inventory purchases are designated as a cash flow hedge. Unrealized gains and losses on these contracts for inventory purchases are deferred in other comprehensive income until the contracts are settled and the underlying hedged transactions are recognized, at which time the deferred gains or losses will be reported in the “Cost of products sold” line in the consolidated statements of operations. As of December 31, 2011 and December 31, 2010, the Company had cash flow designated foreign exchange contracts outstanding with a U.S. dollar equivalent notional value of $71.9 million and $92.9 million, respectively.

Forward currency contracts used to hedge foreign denominated intercompany loans are not designated as hedging instruments. Gains and losses on these derivative instruments are recognized within other expense, net in the consolidated statements of operations and are largely offset by the changes in the fair value of the hedged item. The periods of the forward foreign exchange contracts correspond to the periods of the hedged transactions, and do not extend beyond 2012. As of December 31, 2011 and 2010, the Company had undesignated foreign exchange contracts outstanding with a U.S. dollar equivalent notional value of $75.6 million and $92.7 million, respectively.

The following table summarizes the fair value of the Company’s derivative financial instruments as of December 31, 2011 and 2010, respectively.

	Fair Value of Derivative Instruments
	Derivative Assets			Derivative Liabilities
(in millions of dollars)	Balance Sheet Location	Dec. 31, 2011	Dec. 31, 2010	Balance Sheet Location	Dec. 31, 2011	Dec. 31, 2010

Derivatives designated as hedging instruments:
Foreign exchange contracts	Other current assets	$3.0	$0.7	Other current liabilities	$0.2	$2.4
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current assets	0.8	1.4	Other current liabilities	1.2	0.8

Total derivatives		$3.8	$2.1		$1.4	$3.2

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The following table summarizes the pre-tax effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations for the years ended December 31, 2011 and 2010, respectively.

	The Effect of Derivative Instruments in Cash Flow Hedging Relationships on the Consolidated Statements of Operations for the Years Ended December 31, 2011 and 2010
	Amount of (Gain) Loss Recognized in OCI (Effective Portion)		Location of (Gain) Loss Reclassified from OCI to Income	Amount of (Gain) Loss Reclassified from AOCI to Income (Effective Portion)		Location of (Gain) Loss Recognized in Income	Amount of (Gain) Loss Recognized in Income (Ineffective Portion)
(in millions of dollars)	2011	2010		2011	2010		2011	2010
Cash flow hedges:
Foreign exchange contracts	0.3	$3.1	Cost of products sold	$4.4	$0.8	Cost of products sold	$—	$—

Total	$0.3	$3.1		$4.4	$0.8		$—	$—

(in millions of dollars)	The Effect of Derivatives Not Designated as Hedging Instruments on the Consolidated Statements of Operations
	Location of (Gain) Loss Recognized in Income on Derivatives	Amount of (Gain) Loss Recognized in Income Year Ended Dec. 31,
		2011	2100
Foreign exchange contracts	Other (income) expense	$0.9	$(1.8)

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

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The Company has determined that its financial assets and liabilities are Level 2 in the fair value hierarchy. The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2011 and 2010, respectively:

	December 31, 2011	December 31, 2010

Assets:
Forward currency contracts	$3.8	$2.1
Liabilities:
Forward currency contracts	$1.4	$3.2

The Company’s forward currency contracts are included in Other Current Assets or Other Current Liabilities and mature within 12 months. The forward foreign currency exchange contracts are primarily valued based on the foreign currency spot and forward rates quoted by the banks or foreign currency dealers. As such, these derivative instruments are classified within Level 2.

The fair values of cash and cash equivalents, notes payable to banks, accounts receivable and accounts payable approximate carrying amounts due principally to their short maturities. The carrying amount of total debt was $669.0 million and $727.6 million and the estimated fair value of total debt was $727.2 million and $794.5 million at December 31, 2011 and 2010, respectively. The fair values are determined from quoted market prices, where available, and from investment bankers using current interest rates considering credit ratings and the remaining terms of maturity.

14. Accumulated Other Comprehensive Income (Loss)

Comprehensive income is defined as net income (loss) and other changes in stockholders’ equity from transactions and other events from sources other than stockholders. The components of, and changes in, accumulated other comprehensive income (loss) were:

(in millions of dollars)	Derivative Financial Instruments	Foreign Currency Adjustments	Unrecognized Pension and Other Postretirement Benefit Costs	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2009	$(1.0)	$(13.1)	$(92.9)	$(107.0)

Changed during the year (net of taxes of $(3.2))	(0.5)	11.0	10.4	20.9

Balance at December 31, 2010	(1.5)	(2.1)	(82.5)	(86.1)

Changed during the year (net of taxes of $3.1)	3.7	(15.0)	(33.6)	(44.9)

Balance at December 31, 2011	$2.2	$(17.1)	$(116.1)	$(131.0)

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

Computer Products Group

The Computer Product Group designs, distributes, markets and sells accessories for laptop and desktop computers and smart phones and tablets. These accessories primarily include security locks, power adapters, input devices such as mice and keyboards, laptop computer carrying cases, hubs and docking stations, ergonomic devices and technology accessories for smart phones and tablets. The Computer Products Group sells mostly under the Kensington, Microsaver® and ClickSafe® brand names, with the majority of its revenue coming from the U.S. and Western Europe.

All of our computer products are manufactured to our specifications by third-party suppliers, principally in Asia, and are stored and distributed from our regional facilities. Our computer products are sold primarily to consumer electronics retailers, information technology value-added resellers, original equipment manufacturers and office products retailers.

Financial information by reportable segment is set forth below.

Net sales by business segment for the years ended December 31, 2011, 2010 and 2009 are as follows:

(in millions of dollars)	2011	2010	2009
ACCO Brands Americas	$684.9	$688.3	$671.5
ACCO Brands International	443.2	419.3	398.8
Computer Products Group	190.3	177.0	163.0

Net sales	$1,318.4	$1,284.6	$1,233.3

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Operating income by business segment for the years ended December 31, 2011, 2010 and 2009 are as follows (a):

(in millions of dollars)	2011	2010	2009
ACCO Brands Americas (b)	$50.7	$56.3	$38.6
ACCO Brands International (b)	45.6	31.5	23.0
Computer Products Group	47.1	43.0	31.7

Segment operating income	143.4	130.8	93.3
Corporate	(28.2)	(21.1)	(17.9)

Operating income	115.2	109.7	75.4
Interest expense	77.2	78.3	67.0
Equity in earnings of joint ventures	(8.5)	(8.3)	(4.4)
Other expense, net	3.6	1.2	5.4

Income from continuing operations before income taxes	$42.9	$38.5	$7.4

(a)	Operating income as presented in the segment table above is defined as: i) net sales; ii) less cost of products sold; iii) less advertising, selling, general and administrative expenses; iv) less amortization of intangibles; and v) less restructuring, and intangible asset impairment charges.

(b)	The table below summarizes the intangible asset impairment charges during 2009. For further information of the impairment charges see Note 8, Goodwill and Identifiable Intangible Assets.

(in millions of dollars)	2009
Segment:
ACCO Brands Americas	$0.9
ACCO Brands International	0.8
Computer Products Group	—

Total Continuing Operations	$1.7

Segment assets:

The following table presents the measure of segment assets used by the Company’s chief operating decision maker.

	December 31,
	2011	2010
(in millions of dollars)
ACCO Brands Americas (c)	$304.8	$320.3
ACCO Brands International (c)	250.3	269.2
Computer Products Group (c)	85.5	82.7

Total segment assets	640.6	672.2
Assets of discontinued operations	—	33.1
Unallocated assets	468.9	437.3
Corporate (c)	7.2	7.0

Total assets	$1,116.7	$1,149.6

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(c)	Represents total assets, excluding: goodwill and identifiable intangibles resulting from business acquisitions, intercompany balances, cash, deferred taxes, prepaid pension assets, prepaid debt issuance costs and joint ventures accounted for on an equity basis.

As a supplement to the presentation of segment assets presented above, the table below presents segment assets, including the allocation of identifiable intangible assets and goodwill resulting from business combinations (d).

	December 31,
(in millions of dollars)	2011	2010
ACCO Brands Americas (d)	$476.7	$497.6
ACCO Brands International (d)	328.9	350.3
Computer Products Group (d)	100.4	98.3

Total segment assets	906.0	946.2
Assets of discontinued operations	—	33.1
Unallocated assets	203.5	163.3
Corporate (d)	7.2	7.0

Total assets	$1,116.7	$1,149.6

(d)	Represents total assets, excluding: intercompany balances, cash, deferred taxes, prepaid pension assets, prepaid debt issuance costs and joint ventures accounted for on an equity basis.

Property, plant and equipment, net by geographic region are as follows:

(in millions of dollars)	2011	2010
U.S.	$76.2	$86.6
U.K.	23.8	24.2
Australia	17.5	18.3
Portugal	5.5	6.8
Other countries	24.2	27.3

Property, plant and equipment	$147.2	$163.2

Net sales by geographic region are as follows (e):

(in millions of dollars)	2011	2010	2009
U.S.	$621.3	$633.0	$619.6
Australia	143.0	137.0	120.1
U.K.	115.6	107.3	105.7
Canada	105.2	97.8	87.6
Other countries	333.3	309.5	300.3

Net sales	$1,318.4	$1,284.6	$1,233.3

(e)	Net sales are attributed to geographic areas based on the location of the selling company.

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Major Customers

Sales to the Company’s five largest customers totaled $508.2 million, $496.4 million and $466.4 million in the years ended December 31, 2011, 2010 and 2009, respectively. Our sales to Staples, Inc. were $175.9 million (13%), $166.8 million (13%) and $159.8 (13%) in the years ended December 31, 2011, 2010 and 2009, respectively. Our sales to Office Depot Inc. were $138.9 million (11%), $141.0 (11%) and $137.0 (11%) in the years ended December 31, 2011, 2010 and 2009, respectively. Sales to no other customer exceeded 10% of annual sales.

A significant percentage of the Company’s sales is to customers engaged in the office products resale industry. Concentration of credit risk with respect to trade accounts receivable is partially mitigated because a large number of geographically diverse customers make up each operating companies’ domestic and international customer base, thus spreading the credit risk. At December 31, 2011, 2010 and 2009, the Company’s top five trade account receivables totaled $116.0 million, $118.9 million and $107.3 million, respectively.

16. Joint Venture Investments

Summarized below is aggregated financial information for the Company’s joint ventures, Pelikan-Artline Pty Ltd and Neschen GBC Graphics Films, LLC, which are accounted for under the equity method. Accordingly, the Company has recorded its proportionate share of earnings or losses on the line entitled “Equity in earnings of joint ventures” in the consolidated statements of operations. The Company’s share of the net assets of the joint ventures are included within “Other non-current assets” in the Condensed Consolidated Balance Sheets.

	Year Ended December 31,
(in millions of dollars)	2011	2010	2009
Net sales	$165.6	$151.8	$134.9
Gross profit	94.6	85.8	71.6
Operating income	24.3	23.0	13.4
Net income	16.9	16.3	8.8

	December 31,
	2011	2010
Current assets	$94.3	$89.6
Non-current assets	37.1	37.9
Current liabilities	40.0	37.6
Non-current liabilities	16.7	23.8

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

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Lease Commitments

(in millions of dollars)
2012	$19.7
2013	13.3
2014	9.6
2015	7.7
2016	6.5
Remainder	6.8

Total minimum rental payments	$63.6

Total rental expense reported in the Company’s statement of operations for all non-cancelable operating leases (reduced by minor amounts from subleases) amounted to $22.0 million, $23.2 million and $24.7 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Unconditional Purchase Commitments

Future minimum payments under unconditional purchase commitments, primarily for inventory purchase commitments at December 31, 2011 are as follows:

(in millions of dollars)
2012	$26.0
2013	0.3
2014	0.2
2015	0.2
2016	0.2
Thereafter	—

$26.9

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

18. Discontinued Operations

In June of 2011, and with effect from May 31, 2011, the Company sold its GBC-Fordigraph Business to The Neopost Group. The Australia-based business was formerly part of the ACCO Brands International segment and is included in the financial statements as discontinued operations. The GBC-Fordigraph Business represented $45.9 million in annual net sales for the year ended December 31, 2010. The Company has received final proceeds of $52.9 million inclusive of working capital adjustments and selling costs. In connection with this transaction, in 2011, the Company recorded a gain on sale of $41.9 million ($36.8 million after- tax).

Also included in discontinued operations are the results of the Company’s commercial print finishing business, which was sold during the second quarter of 2009. The sale resulted in a loss recorded in the year ended

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2009 of $0.8 million. During the years ended December 31, 2011 and 2010, the Company recorded expenses of $0.4 million and $0.1 million, respectively, primarily related to litigation costs associated with the wind-down of the discontinued operations.

The operating results and financial position of discontinued operations are as follows:

(in millions of dollars, except per share data)	2011	2010	2009
Operating Results:
Net sales	$19.9	$45.9	$68.6

Income (loss) from operations before income taxes (1)	2.5	6.6	(4.3)
Gain (loss) on sale before income tax	41.5	(0.1)	(0.8)
Provision for income taxes	5.9	1.9	2.4

Income (loss) from discontinued operations	$38.1	$4.6	$(7.5)

Per share:
Basic income (loss) from discontinued operations	$0.69	$0.08	$(0.14)

Diluted income (loss) from discontinued operations	$0.66	$0.08	$(0.14)

(1)	During the fourth quarter of 2010, the Company completed the sale of a property formerly occupied by its commercial print finishing business, resulting in a gain on sale of $1.7 million. During 2009, the Company recorded an impairment charge of $3.3 million ($1.8 million after-tax) to reflect a change in the estimate of fair value less the cost to dispose of its commercial print finishing business.

(in millions of dollars)	December 31, 2011	December 31, 2010
Financial Position:
Current assets	$—	$23.7
Long-term assets	—	9.4

Total assets	$—	$33.1

Current liabilities (2)	$1.1	$14.6
Long-term liabilities	—	5.3

Total liabilities	$1.1	$19.9

(2)	Liabilities remaining as of December 31, 2011 consist only of litigation accruals.

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

19. Quarterly Financial Information (Unaudited)

The following is an analysis of certain items in the consolidated statements of operations by quarter for 2011 and 2010:

(in millions of dollars, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2011
Net sales	$298.4	$330.2	$339.1	$350.7
Gross profit	89.2	105.5	107.1	112.9
Operating income	13.3	30.6	35.4	35.9
Income (loss) from continuing operations	(9.0)	6.3	11.9	9.4
Income (loss) from discontinued operations	0.9	37.4	(0.2)	—

Net income (loss)	$(8.1)	$43.7	$11.7	$9.4

Basic earnings per common share:
Income (loss) from continuing operations	$(0.16)	$0.11	$0.22	$0.17
Income (loss) from discontinued operations	0.02	0.68	—	—
Net income (loss)	(0.15)	0.79	0.21	0.17

Diluted earnings per common share:
Income (loss) from continuing operations	$(0.16)	$0.11	$0.21	$0.16
Income (loss) from discontinued operations	0.02	0.64	—	—
Net income (loss)	(0.15)	0.75	0.20	0.16

2010
Net sales	$300.5	$305.2	$319.4	$359.5
Gross profit	91.0	94.5	97.8	113.8
Operating income	20.5	25.0	30.0	34.2
Income (loss) from continuing operations	(5.2)	4.3	4.4	4.3
Income from discontinued operations	0.5	0.6	1.0	2.5

Net income (loss)	$(4.7)	$4.9	$5.4	$6.8

Basic earnings per common share:
Income (loss) from continuing operations	$(0.10)	$0.08	$0.08	$0.08
Income from discontinued operations	0.01	0.01	0.02	0.05
Net income (loss)	(0.09)	0.09	0.10	0.12

Diluted earnings per common share:
Income (loss) from continuing operations	$(0.10)	$0.08	$0.08	$0.07
Income from discontinued operations	0.01	0.01	0.02	0.04
Net income (loss)	(0.09)	0.09	0.09	0.12

20. Condensed Consolidated Financial Information

The Company’s 100% owned domestic subsidiaries are required to jointly and severally, fully and unconditionally guarantee the notes issued in 2005. For further information on the guarantee see Note 3, Long-term Debt and Short-term Borrowings. Rather than filing separate financial statements for each guarantor subsidiary with the Securities and Exchange Commission, the Company has elected to present the following consolidating financial statements, which detail the results of operations for the years ended December 31, 2011, 2010 and 2009, cash flows for the years ended December 31, 2011, 2010 and 2009 and financial position as of December 31, 2011 and 2010 of the Company and its guarantor and non-guarantor subsidiaries (in each case carrying investments under the equity method), and the eliminations necessary to arrive at the reported amounts included in the consolidated financial statements of the Company.

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Condensed Consolidating Balance Sheets

	December 31, 2011
(in millions of dollars)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$62.0	$(1.2)	$60.4	$—	$121.2
Accounts receivable, net	—	90.6	178.9	—	269.5
Inventories	—	97.5	100.2	—	197.7
Receivables from affiliates	19.7	0.8	41.2	(61.7)	—
Deferred income taxes	2.4	—	5.2	—	7.6
Other current assets	5.5	9.3	12.1	—	26.9

Total current assets	89.6	197.0	398.0	(61.7)	622.9
Property, plant and equipment, net	0.6	75.6	71.0	—	147.2
Deferred income taxes	1.0	—	15.7	—	16.7
Goodwill	—	70.5	64.5	—	135.0
Identifiable intangibles, net	57.8	50.3	22.3	—	130.4
Other non-current assets	13.7	5.2	45.6	—	64.5
Investment in, long term receivable from affiliates	727.8	722.0	200.0	(1,649.8)	—

Total assets	$890.5	$1,120.6	$817.1	$(1,711.5)	$1,116.7

Liabilities and Stockholders’ (Deficit) Equity
Current liabilities:
Current portion of long-term debt	$0.1	$0.1	$—	$—	$0.2
Accounts payable	—	52.6	74.5	—	127.1
Accrued compensation	1.7	9.6	12.9	—	24.2
Accrued customer programs liabilities	—	23.4	43.4	—	66.8
Accrued interest	20.2	—	—	—	20.2
Other current liabilities	3.3	21.2	42.0	—	66.5
Payables to affiliates	9.0	223.3	262.1	(494.4)	—
Liabilities of discontinued operations	—	0.1	1.0	—	1.1

Total current liabilities	34.3	330.3	435.9	(494.4)	306.1
Long-term debt	668.5	0.3	—	—	668.8
Long-term notes payable to affiliates	178.2	16.4	—	(194.6)	—
Deferred income taxes	64.1	—	21.5	—	85.6
Pension and post retirement benefit obligations	5.1	54.7	46.3	—	106.1
Other non-current liabilities	2.2	4.8	5.0	—	12.0

Total liabilities	952.4	406.5	508.7	(689.0)	1,178.6

Stockholder’s (deficit) equity:
Common stock	0.6	562.0	75.3	(637.3)	0.6
Treasury stock	(1.7)	—	—	—	(1.7)
Paid-in capital	1,407.4	696.4	341.9	(1,038.3)	1,407.4
Accumulated other comprehensive loss	(131.0)	(65.8)	(29.8)	95.6	(131.0)
Accumulated deficit	(1,337.2)	(478.5)	(79.0)	557.5	(1,337.2)

Total stockholders’ (deficit) equity	(61.9)	714.1	308.4	(1,022.5)	(61.9)

Total liabilities and stockholders’ (deficit) equity	$890.5	$1,120.6	$817.1	$(1,711.5)	$1,116.7

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Condensed Consolidating Balance Sheets

	December 31, 2010
(in millions of dollars)	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$39.5	$(0.4)	$44.1	$—	$83.2
Accounts receivable, net	—	87.5	187.3	—	274.8
Inventories	—	100.2	105.7	—	205.9
Receivables from affiliates	235.5	58.5	38.1	(332.1)	—
Deferred income taxes	3.0	—	6.1	—	9.1
Other current assets	2.5	11.6	9.9	—	24.0
Assets of discontinued operations	—	—	23.7	—	23.7

Total current assets	280.5	257.4	414.9	(332.1)	620.7
Property, plant and equipment, net	1.0	85.6	76.6	—	163.2
Deferred income taxes	0.9	—	9.7	—	10.6
Goodwill	—	70.5	66.4	—	136.9
Identifiable intangibles, net	57.9	53.8	25.3	—	137.0
Other non-current assets	21.6	6.3	43.9	—	71.8
Investment in, long-term receivable from, affiliates	616.9	711.4	200.0	(1,528.3)	—
Assets of discontinued operations	—	—	9.4	—	9.4

Total assets	$978.8	$1,185.0	$846.2	$(1,860.4)	$1,149.6

Liabilities and Stockholders’ (Deficit) Equity
Current liabilities
Current portion of long-term debt	$0.1	$0.1	$—	$—	$0.2
Accounts payable	—	60.4	49.9	—	110.3
Accrued compensation	1.6	10.0	12.3	—	23.9
Accrued customer program liabilities	—	24.6	48.2	—	72.8
Accrued interest	22.0	—	—	—	22.0
Other current liabilities	2.2	23.7	58.2	—	84.1
Payables to affiliates	60.9	427.2	277.5	(765.6)	—
Liabilities of discontinued operations	—	0.6	14.0	—	14.6

Total current liabilities	86.8	546.6	460.1	(765.6)	327.9
Long-term debt	727.1	0.3	—	—	727.4
Long-term notes payable to affiliates	178.2	16.4	1.7	(196.3)	—
Deferred income taxes	59.6	—	21.6	—	81.2
Pension and other post retirement benefit obligations	4.7	39.9	30.3	—	74.9
Other non-current liabilities	2.2	5.6	4.9	—	12.7
Liabilities of discontinued operations	—	—	5.3	—	5.3

Total liabilities	1,058.6	608.8	523.9	(961.9)	1,229.4

Stockholders’ (deficit) equity
Common stock	0.6	561.3	76.0	(637.3)	0.6
Treasury stock	(1.5)	—	—	—	(1.5)
Paid-in capital	1,401.1	632.0	336.4	(968.4)	1,401.1
Accumulated other comprehensive loss	(86.1)	(47.0)	(4.4)	51.4	(86.1)
Accumulated deficit	(1,393.9)	(570.1)	(85.7)	655.8	(1,393.9)

Total stockholders’ (deficit) equity	(79.8)	576.2	322.3	(898.5)	(79.8)

Total liabilities and stockholders’ (deficit) equity	$978.8	$1,185.0	$846.2	$(1,860.4)	$1,149.6

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Consolidating Statement of Operations

	Year Ended December 31, 2011
(in millions of dollars)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Unaffiliated sales	$—	$621.3	$697.1	$—	$1,318.4
Affiliated sales	—	18.9	5.9	(24.8)	—

Net sales	—	640.2	703.0	(24.8)	1,318.4
Cost of products sold	—	460.8	467.7	(24.8)	903.7

Gross profit	—	179.4	235.3	—	414.7
Advertising, selling, general and administrative expenses	30.4	137.4	126.1	—	293.9
Amortization of intangibles	0.1	3.5	2.7	—	6.3
Restructuring income	—	—	(0.7)	—	(0.7)

Operating income (loss)	(30.5)	38.5	107.2	—	115.2
Interest expense (income) from affiliates	(1.1)	—	1.1	—	—
Interest expense, net	67.4	9.8	—	—	77.2
Equity in (earnings) losses of joint ventures	—	0.5	(9.0)	—	(8.5)
Other expense (income), net	3.1	(22.8)	23.3	—	3.6

Income (loss) before taxes and earnings of wholly owned subsidiaries	(99.9)	51.0	91.8	—	42.9
Income tax expense	6.0	—	18.3	—	24.3

Income (loss) from continuing operations	(105.9)	51.0	73.5	—	18.6
Income (loss) from discontinued operations, net of income taxes	—	(0.4)	38.5	—	38.1

Income (loss) before earnings of wholly owned subsidiaries	(105.9)	50.6	112.0	—	56.7
Earnings of wholly owned subsidiaries	162.6	103.3	—	(265.9)	—

Net income	$56.7	$153.9	$112.0	$(265.9)	$56.7

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Consolidating Statement of Operations

	Year Ended December 31, 2010
(in millions of dollars)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Unaffiliated sales	$—	$632.9	$651.7	$—	$1,284.6
Affiliated sales	—	18.5	5.2	(23.7)	—

Net sales	—	651.4	656.9	(23.7)	1,284.6
Cost of products sold	—	463.2	448.0	(23.7)	887.5

Gross profit	—	188.2	208.9	—	397.1
Advertising, selling, general and administrative expenses	22.8	141.9	116.5	—	281.2
Amortization of intangibles	0.1	3.8	2.8	—	6.7
Restructuring income	—	(0.4)	(0.1)	—	(0.5)

Operating income (loss)	(22.9)	42.9	89.7	—	109.7
Interest (income) expense from affiliates	(1.2)	—	1.2	—	—
Interest expense, net	67.5	10.2	0.6	—	78.3
Equity in (earnings) losses of joint ventures	—	0.3	(8.6)	—	(8.3)
Other (income) expense, net	(0.2)	(18.1)	19.5	—	1.2

Income (loss) from continuing operations before income taxes and earnings of wholly owned subsidiaries	(89.0)	50.5	77.0	—	38.5
Income tax expense (benefit)	6.5	(0.4)	24.6	—	30.7

Income (loss) from continuing operations	(95.5)	50.9	52.4	—	7.8
Income from discontinued operations, net of income taxes	—	0.6	4.0	—	4.6

Income (loss) before earnings of wholly owned subsidiaries	(95.5)	51.5	56.4	—	12.4
Earnings of wholly owned subsidiaries	107.9	47.8	—	(155.7)	—

Net income	$12.4	$99.3	$56.4	$(155.7)	$12.4

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Consolidated Statement of Operations

	Year Ended December 31, 2009
(in millions of dollars)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Unaffiliated sales	$—	$619.6	$613.7	$—	$1,233.3
Affiliated sales	—	22.7	3.4	(26.1)	—

Net sales	—	642.3	617.1	(26.1)	1,233.3
Cost of products sold	—	473.7	421.1	(26.1)	868.7

Gross profit	—	168.6	196.0	—	364.6
Advertising, selling, general and administrative expenses	18.6	131.3	113.1	—	263.0
Amortization of intangibles	0.1	4.1	2.9	—	7.1
Restructuring charges	0.1	3.7	13.6	—	17.4
Intangible asset impairment charges	—	0.8	0.9	—	1.7

Operating income (loss)	(18.8)	28.7	65.5	—	75.4
Interest (income) expense from affiliates	(0.1)	(0.5)	0.6	—	—
Interest expense, net	53.3	7.2	6.5	—	67.0
Equity in (earnings) losses of joint ventures	—	0.2	(4.6)	—	(4.4)
Other (income) expense, net	4.0	(16.0)	17.4	—	5.4

Income (loss) from continuing operations before income taxes and earnings (losses) of wholly owned subsidiaries	(76.0)	37.8	45.6	—	7.4
Income tax expense (benefit)	110.5	(2.4)	17.9	—	126.0

Income (loss) from continuing operations	(186.5)	40.2	27.7	—	(118.6)
Income (loss) from discontinued operations, net of income taxes	—	(15.1)	7.6	—	(7.5)

Income (loss) before earnings (losses) of wholly owned subsidiaries	(186.5)	25.1	35.3	—	(126.1)
Earnings (losses) of wholly owned subsidiaries	60.4	(13.3)	—	(47.1)	—

Net income (loss)	$(126.1)	$11.8	$35.3	$(47.1)	$(126.1)

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Condensed Consolidating Statement of Cash Flows

	Year Ended December 31, 2011
(in millions of dollars)	Parent	Guarantors	Non-Guarantors	Consolidated
Net cash provided (used) by operating activities	$(95.5)	$66.6	$90.7	$61.8

Investing activities:
Additions to property, plant and equipment	—	(6.6)	(6.9)	(13.5)
Assets acquired	—	(0.6)	(0.8)	(1.4)
Proceeds from the sale of discontinued operations	—	0.4	53.1	53.5
Proceeds from the disposition of assets	—	—	1.4	1.4

Net cash provided (used) by investing activities.	—	(6.8)	46.8	40.0
Financing activities:
Intercompany financing	111.9	(97.0)	(14.9)	—
Net dividends	69.2	36.5	(105.7)	—
Proceeds from long-term borrowings	—	—	0.1	0.1
Repayments of long-term debt	(62.9)	(0.1)	—	(63.0)
Exercise of stock options and other	(0.2)	—	—	(0.2)

Net cash provided (used) by financing activities.	118.0	(60.6)	(120.5)	(63.1)
Effect of foreign exchange rate changes on cash	—	—	(0.7)	(0.7)
Net increase (decrease) in cash and cash equivalents	22.5	(0.8)	16.3	38.0
Cash and cash equivalents:
Beginning of the period	39.5	(0.4)	44.1	83.2

End of the period	$62.0	$(1.2)	$60.4	$121.2

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Condensed Consolidating Statement of Cash Flows

	Year Ended December 31, 2010
(in millions of dollars)	Parent	Guarantors	Non- Guarantors	Consolidated
Net cash provided (used) by operating activities:	$(87.6)	$60.5	$82.0	$54.9

Investing activities:
Additions to property, plant and equipment	—	(5.3)	(7.3)	(12.6)
Assets acquired	—	(1.1)	—	(1.1)
Proceeds (payments) from sale of discontinued operations	—	(4.1)	0.4	(3.7)
Proceeds from the disposition of assets	—	1.7	0.8	2.5

Net cash used by investing activities	—	(8.8)	(6.1)	(14.9)
Financing activities:
Intercompany financing	110.9	(81.9)	(29.0)	—
Net dividends	1.4	31.4	(32.8)	—
Proceeds from long-term borrowings	1.5	—	—	1.5
Repayments of long-term debt	—	(0.1)	(0.1)	(0.2)
Repayments of short-term debt	—	—	(0.5)	(0.5)
Cost of debt issuance	(0.8)	—	—	(0.8)
Exercise of stock options and other	(0.1)	—	—	(0.1)

Net cash provided (used) by financing activities	112.9	(50.6)	(62.4)	(0.1)
Effect of foreign exchange rate changes on cash	—	—	(0.3)	(0.3)
Net increase in cash and cash equivalents	25.3	1.1	13.2	39.6
Cash and cash equivalents:
Beginning of the period	14.2	(1.5)	30.9	43.6

End of the period	$39.5	$(0.4)	$44.1	$83.2

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Condensed Consolidating Statement of Cash Flows

	Year Ended December 31, 2009
(in millions of dollars)	Parent	Guarantors	Non- Guarantors	Consolidated
Net cash provided (used) by operating activities:	$(58.1)	$94.6	$35.0	$71.5

Investing activities:
Additions to property, plant and equipment	(0.4)	(3.9)	(6.0)	(10.3)
Assets acquired	(1.9)	(0.9)	(0.6)	(3.4)
Proceeds from sale of discontinued operations	—	2.1	7.1	9.2
Proceeds from the disposition of assets	—	—	0.6	0.6

Net cash provided (used) by investing activities	(2.3)	(2.7)	1.1	(3.9)
Financing activities:
Intercompany financing	(17.6)	(111.5)	129.1	—
Net dividends	3.2	18.9	(22.1)	—
Proceeds from long-term borrowings	463.1	—	6.2	469.3
Repayments of long-term debt	(270.1)	—	(127.8)	(397.9)
Repayments of short-term debt	(46.0)	—	(8.2)	(54.2)
Payment of Euro debt hedge	(40.8)	—	—	(40.8)
Cost of debt issuance	(17.4)	—	(3.2)	(20.6)
Exercise of stock options and other	(0.3)	—	—	(0.3)

Net cash provided (used) by financing activities	74.1	(92.6)	(26.0)	(44.5)
Effect of foreign exchange rate changes on cash	—	—	2.4	2.4
Net increase (decrease) in cash and cash equivalents	13.7	(0.7)	12.5	25.5
Cash and cash equivalents:
Beginning of the period	0.5	(0.8)	18.4	18.1

End of the period	$14.2	$(1.5)	$30.9	$43.6

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required under this Item is contained in the Company’s 2012 Definitive Proxy Statement, which is to be filed with the Securities and Exchange Commission prior to April 30, 2012 and is incorporated herein by reference.

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

As required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual, the Company’s Chief Executive Officer certified to the NYSE within 30 days after the Company’s 2011 Annual Meeting of Stockholders that he was not aware of any violation by the Company of the NYSE Corporate Governance Listing Standards.

ITEM 11. EXECUTIVE COMPENSATION

Information required under this Item is contained in the Company’s 2012 Definitive Proxy Statement, which is to be filed with the Securities and Exchange Commission prior to April 30, 2012 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table gives information, as of December 31, 2011, about our common stock that may be issued upon the exercise of options, stock-settled appreciation rights (“SSARs”) and other equity awards under all compensation plans under which equity securities are reserved for issuance.

Plan category	Number of securities to be Issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	6,108,456	$12.23	2,432,992	(2)

Equity compensation plans not approved by security holders	—	—	—

Total	6,108,456	$12.23	2,432,992	(2)

(1)	This number includes 4,268,142 common shares that were subject to issuance upon the exercise of stock options/SSARs granted under the 2011 Amended and Restated Incentive Plan (the “Restated Plan”), and 1,840,314 common shares that were subject to issuance upon the exercise of stock options/SSARs pursuant to the Company’s 2005 Assumed Option and Restricted Stock Unit Plan. The weighted-average exercise price in column (b) of the table reflects all such options/SSARs.

(2)	These are shares available for grant as of December 31, 2011 under the Restated Plan pursuant to which the compensation committee of the Board of Directors may make various stock-based awards including grants of stock options, stock-settled appreciation rights, restricted stock, restricted stock units and performance share units. In addition to these shares, the following shares may become available for grant under the Restated Plan and, to the extent such shares have become available as of December 31, 2011, they are included in the table as available for grant: shares covered by outstanding awards under the Plan that were forfeited or otherwise terminated.

Other information required under this Item is contained in the Company’s 2012 Definitive Proxy Statement, which is to be filed with the Securities and Exchange Commission prior to April 30, 2012, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required under this Item is contained in the Company’s 2012 Definitive Proxy Statement, which is to be filed with the Securities and Exchange Commission prior to April 30, 2012 and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required under this Item is contained in the Company’s 2012 Definitive Proxy Statement, which is to be filed with the Securities and Exchange Commission Prior to April 30, 2012 and is incorporated herein by reference.

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

Schedule II—Valuation and Qualifying Accounts and Reserves, for each of the years ended December 31, 2011, 2010 and 2009.

The separate consolidated financial statements of Pelikan-Artline Pty Ltd, the Company’s 50 percent owned joint venture as of September 30, 2011 and 2010 and for each of the years in the three-year period ended September 30, 2011 required to be included in this report pursuant to Rule 3-09 of Regulation S-X, are filed as Exhibit 99.1.

3.	Exhibits:

See Index to Exhibits on page 96 of this report.

EXHIBIT INDEX

Number	Description of Exhibit

2.1	Agreement and Plan of Merger, dated November 17, 2011, by and among MeadWestvaco Corporation, Monaco SpinCo Inc., ACCO Brands Corporation and Augusta Sub, Inc. (incorporated by reference to Exhibit 2.1 to Form 8-K filed by the Registrant on November 22, 2011 (File No. 001-08454))

2.2	Share Sale Agreement dated May 25, 2011 entered into by and between GBC Australia Pty Ltd, ACCO Brands Corporation, Neopost Holding Pty Ltd and NEOPOST S.A. (incorporated by reference to Exhibit 2.1 to Form 10-Q filed by the Registrant on July 27, 2011 (File No. 001-08454))

3.1	Restated Certificate of Incorporation of ACCO Brands Corporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed by the Registrant on May 19, 2008 (File No. 001-08454))

3.2	Certificate of Designation of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed August 17, 2005)

3.3	By-laws of ACCO Brands Corporation as amended through December 19, 2008 (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by the Registrant on December 24, 2008 (File No. 001-08454))

4.1	Rights Agreement, dated as of August 16, 2005, between ACCO Brands Corporation and Wells Fargo Bank, National Association, as rights agent (incorporated by reference to Exhibit 4.1 to Form 8-K filed by the Registrant on August 17, 2005 (File No. 001-08454))

4.2	Indenture, dated as of August 5, 2005, between ACCO Financial, Inc. and Wachovia Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated August 3, 2005 and filed August 8, 2005 (File No. 001-08454))

4.3	Supplemental Indenture, dated as of August 17, 2005, among ACCO Brands Corporation, the Guarantors signatory thereto and Wachovia Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated August 17, 2005 and filed August 23, 2005 (File No. 001-08454))

4.4	Registration Rights Agreement, dated as of August 5, 2005, among ACCO Finance I, Inc., Citigroup Global Markets Inc., Goldman, Sachs & Co., Harris Nesbitt Corp., ABN AMRO Incorporated, NatCity Investments, Inc. and Piper Jaffray & Co. (incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K dated August 3, 2005 and filed August 8, 2005 (File No. 001-08454))

4.5	Joinder Agreement, dated as of August 17, 2005, among ACCO Brands Corporation, the Guarantors signatory thereto and Citigroup Global Markets Inc. and Goldman, Sachs & Co., as representatives of the Initial Purchasers (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated August 17, 2005 and filed August 23, 2005 (File No. 001-08454))

4.6	Indenture, dated as of September 30, 2009, among ACCO Brands Corporation, the guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Form 8-K filed by the Registrant on October 6, 2009 (File No. 001-08454))

4.7	Registration Rights Agreement, dated as of September 30, 2009, among ACCO Brands Corporation, the guarantors named therein and Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Banc of America Securities LLC, BMO Capital Markets Corp., SunTrust Robinson Humphrey, Inc., Barclays Capital Inc., CJS Securities, Inc. and Barrington Research Associates, Inc. (incorporated by reference to Exhibit 4.2 to Form 8-K filed by the Registrant on October 6, 2009 (File No. 001-08454))

4.8	Intercreditor Agreement, dated as of September 30, 2009 among ACCO Brands Corporation, the other grantors from time to time party thereto, Deutsche Bank AG New York Branch, as collateral agent under the Syndicated Facility Agreement—ABL Revolving Facility, and U.S. Bank National Association, as collateral trustee under the Senior Secured Notes Indenture (incorporated by reference to Exhibit 4.3 to Form 8-K filed by the Registrant on October 6, 2009 (File No. 001-08454))

Number	Description of Exhibit

4.9	Collateral Trust Agreement, dated as of September 30, 2009 among ACCO Brands Corporation, as issuer, the guarantors from time to time party thereto, U.S. Bank National Association, as trustee under the indenture, the other secured debt representatives from time to time party thereto and U.S. Bank National Association, as collateral trustee (incorporated by reference to Exhibit 4.4 to Form 8-K filed by the Registrant on October 6, 2009 (File No. 001-08454))

4.10	Pledge Agreement among ACCO Brands Corporation, certain other subsidiaries of ACCO Brands Corporation from time to time party thereto and U.S. Bank National Association, as collateral trustee, dated as of September 30, 2009 (incorporated by reference to Exhibit 4.5 to Form 8-K filed by the Registrant on October 6, 2009 (File No. 001-08454))

4.11	Security Agreement among ACCO Brands Corporation, certain other subsidiaries of ACCO Brands Corporation from time to time party thereto and U.S. Bank National Association, as collateral trustee, dated as of September 30, 2009 (incorporated by reference to Exhibit 4.6 to Form 8-K filed by the Registrant on October 6, 2009 (File No. 001-08454))

10.1	ACCO Brands Corporation 2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated August 3, 2005 and filed August 8, 2005 (File No. 001-08454))

10.2	ACCO Brands Corporation 2005 Assumed Option and Restricted Stock Unit Plan, together with Sub-Plan A thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated August 3,2005 and filed August 8, 2005 (File No. 001-08454))

10.3	ACCO Brands Corporation Annual Executive Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated August 3, 2005 and filed August 8, 2005 (File No. 001-08454))

10.4	Tax Allocation Agreement, dated as of August 16, 2005, between ACCO World Corporation and Fortune Brands, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated August 12, 2005 and filed August 17, 2005 (File No. 001-08454))

10.5	Tax Allocation Agreement, dated as of August 16, 2005, between General Binding Corporation and Lane Industries, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated August 12, 2005 and filed August 17, 2005 (File No. 001-08454))

10.6	Employee Matters Agreement, dated as of March 15, 2005, by and among Fortune Brands, Inc., ACCO World Corporation and General Binding Corporation (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-4 (File No. 333-124946))

10.7	Executive Severance/Change in Control Agreement, dated as of August 26, 2000, by and between Steven Rubin and GBC (incorporated by reference to Exhibit 10.15 to General Binding Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (File No. 001-08454))

10.8	Letter Agreement, dated as of September 5, 2003, between ACCO World Corporation and Neal Fenwick (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-4 (File No. 333-124946))

10.9	Letter Agreement, dated November 8, 2000, as revised in January 2001, between ACCO World Corporation and Neal Fenwick (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-4 (File No. 333-124946))

10.10	Letter Agreement, dated September 8, 1999, between ACCO World Corporation and Neal Fenwick (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-4 (File No. 333-124946))

Number	Description of Exhibit

10.11	Amended and Restated ACCO Brands Corporation 2005 Incentive Plan (incorporated by reference to Annex A of the Registrant’s definitive proxy statement filed April 4, 2006 (File No. 001-08454))

10.12	Amendment to the Amended and Restated ACCO Brands Corporation 2005 Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant on May 19, 2008 (File No. 001-08454))

10.13	ACCO Brands Corporation Executive Severance Plan (effective December 1, 2007) (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant on November 29, 2007 (File No. 001-08454))

10.14	2008 Amended and Restated ACCO Brands Corporation Supplemental Retirement Plan (incorporated by reference to Exhibit 10.31 to Form 10-K filed by the Registrant on February 29, 2008 (File No. 001-08454))

10.15	Amendment to the 2008 Amended and Restated ACCO Brands Corporation Supplemental Retirement Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant on January 22, 2009 (File No. 001-08454))

10.16	Retirement Agreement for David D. Campbell effective as of May 1, 2008 (incorporated by reference to Exhibit 10.3 to Form 10-Q filed by the Registrant on May 7, 2008 (File No. 001-08454))

10.17	Retirement Agreement for Neal V. Fenwick effective as of May 1, 2008 (incorporated by reference to Exhibit 10.4 to Form 10-Q filed by the Registrant on May 7, 2008 (File No. 001-08454))

10.18	Letter Agreement dated November 4, 2008, between ACCO Brands Corporation and Robert J. Keller (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant on November 5, 2008 (File No. 001-08454))

10.19	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant on December 24, 2008 (File No. 001-08454))

10.20	Form of Stock-settled Stock Appreciation Rights Agreement under the ACCO Brands Corporation Amended and Restated 2005 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.46 to Form 10-K filed by the Registrant on March 2, 2009 (File No. 001-08454))

10.21	Letter agreement, dated October 11, 2007, from ACCO Brands Corporation to David A. Kaput (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant on March 3, 2009 (File No. 001-08454))

10.22	Syndicated Facility Agreement-ABL Revolving Facility, dated as of September 30, 2009, among ACCO Brands Corporation, certain direct and indirect subsidiaries of ACCO Brands Corporation party thereto, Deutsche Bank AG New York Branch, as administrative agent for the secured parties and in such capacity, a co-collateral agent, Bank of America, N.A., and General Electric Capital Corporation, as co-collateral agents, and the other agents and lenders named therein (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant on October 6, 2009 (File No. 001-08454))

10.23	Amended and Restated ACCO Brands Deferred Compensation Plan for Non-Employee Directors, effective December 14, 2009 (incorporated by reference to Exhibit 10.41 to Form 10-K filed by the Registrant on February 26, 2010 (File No. 001-089454))

10.24	Letter agreement, dated November 4, 2008, from ACCO Brands Corporation to Christopher M. Franey (incorporated by reference to Exhibit 10.42 to Form 10-K filed by the Registrant on February 26, 2010 (File No. 001-08454))

10.25	Letter agreement, dated March 6, 2009, from ACCO Brands Corporation to Thomas H. Shortt (incorporated by reference to Exhibit 10.43 to Form 10-K filed by the Registrant on February 26, 2010 (File No, 001-08454))

Number	Description of Exhibit

10.26	Form of 2010-2012 Cash Based Award Agreement under the ACCO Brands Corporation Amended and Restated 2005 Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 10-Q filed by the Registrant on May 7, 2010 (File No. 001-08454))

10.27	Form of 2010-2012 Performance Stock Unit Award Agreement under the ACCO Brands Corporation Amended and Restated Incentive Plan (incorporated by reference to Exhibit 10.2 to Form 10-Q filed by the Registrant on May 7, 2010 (File No. 001-08454))

10.28	Description of changes to compensation arrangements for Messrs. Keller, Fenwick and Elisman (incorporated by reference to Item 5.02 of Registrant’s Form 8-K filed on December 12, 2009 (File No. 001-08454))

10.29	Description of certain compensation arrangements with respect to the Registrant’s named executive officer’s (incorporated by reference to Item 5.02 of Registrant’s Form 8-K filed on March 1, 2010 (File No. 001-08454))

10.30	Description of changes to compensation arrangements for Christopher M. Franey (incorporated by reference to Item 5.02 of Registrant’s Form 8-K filed on September 21, 2010 (File No. 001-08454))

10.31	Description of changes to compensation arrangements for Boris Elisman (incorporated by reference to Item 5.02 of Registrant’s Form 8-K filed on December 14, 2010 (File No. 001-08454))

10.32	Amended and Restated 2005 Incentive Plan Restricted Stock Unit Award Agreement, effective as of February 24, 2011 between Robert J. Keller and ACCO Brands Corporation (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant on February 15, 2011 (File No. 001-08454)).

10.33	2011 Amended and Restated ACCO Brands Corporation Incentive Plan (incorporated by reference to Exhibit 10.1 to ACCO Brands Corporation’s Current Report on Form 8-K filed with the SEC on May 20, 2011 (File No. 001-08454)).

10.34	Form of Directors Restricted Stock Unit Award Agreement under the 2011 Amended and Restated ACCO Brands Corporation Incentive Plan (incorporated by reference to Exhibit 10.2 to ACCO Brands Corporation’s Current Report on Form 8-K filed with the SEC on May 20, 2011 (File No. 001-08454)).

10.35	Form of Nonqualified Stock Option Agreement under the 2011 Amended and Restated ACCO Brands Corporation Incentive Plan (incorporated by reference to Exhibit 10.3 to ACCO Brands Corporation’s Current Report on Form 8-K filed with the SEC on May 20, 2011 (File No. 001-08454)).

10.36	Form of Restricted Stock Unit Award Agreement under the 2011 Amended and Restated ACCO Brands Corporation Incentive Plan (incorporated by reference to Exhibit 10.4 to ACCO Brands Corporation’s Current Report on Form 8-K filed with the SEC on May 20, 2011 (File No. 001-08454)).

10.37	Form of Performance Stock Unit Award Agreement under the 2011 Amended and Restated ACCO Brands Corporation Incentive Plan (incorporated by reference to Exhibit 10.5 to ACCO Brands Corporation’s Current Report on Form 8-K filed with the SEC on May 20, 2011 (File No. 001-08454)).

10.38	Amendment No. 1, dated as of May 27, 2011 to the Syndicated Facility Agreement—ABL Revolving Facility, dated as of September 30, 2009, among the Company, certain direct and indirect subsidiaries of the Company party thereto, the Lenders party thereto from time to time, Deutsche Bank AG New York Branch, as Administrative Agent and Collateral Agent, and Deutsche Bank AG New York Branch, Bank of America, N.A. and General Electric Capital Corporation, as Co-Collateral Agents. (incorporated by reference to Exhibit 4.1 to Form 10-Q filed by the Registrant on July 27, 2011 (File No. 001-08454))

10.39	Form of Stock-Settled Stock Appreciation Rights Award Agreement under the 2011 Amended and Restated ACCO Brands Corporation Incentive Plan (incorporated by reference to Exhibit 10.6 to ACCO Brands Corporation’s Current Report on Form 8-K filed with the SEC on May 20, 2011 (File No. 001-08454)).

Number	Description of Exhibit

10.40	Separation Agreement, dated November 17, 2011, by and between MeadWestvaco and Monaco SpinCo Inc. (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed on November 22, 2011 (File No. 001-08454))

10.41	Employee Benefits Agreement, dated as of November 17, 2011, by and among MeadWestvaco Corporation, Monaco Spinco Inc. and ACCO Brands Corporation. (incorporated by reference to Exhibit 10.3 of Registrant’s Form S-4/A filed on February 13, 2012 (File No. 333-178869)).

10.42	Amendment to the February 24, 2011 Restricted Stock Unit Award Agreement, made and entered into as of December 7, 2011, between Robert J. Keller and ACCO Brands Corporation (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed on December 12, 2011 (File No. 001-08454))

10.43	Second Amended and Restated Commitment Letter, dated January 13, 2012, by and among ACCO Brands Corporation, Barclays Capital, Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Bank of Montreal and SunTrust Bank (incorporated by reference to Exhibit 10.5 of Registrant’s Form S-4/A filed on February 13, 2012 (File No. 333-178869)).

10.44	Second Amended and Restated Commitment Letter, dated January 13, 2012, by and among ACCO Brands Corporation, Barclays Capital, Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Bank of Montreal and SunTrust Bank (incorporated by reference to Exhibit 10.6 of Registrant’s Form S-4/A filed on February 13, 2012 (File No. 333-178869)).

10.45	Second Amended and Restated Commitment Letter, dated January 13, 2012, by and among MeadWestvaco Corporation, ACCO Brands Corporation, Barclays Capital, Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Bank of Montreal, SunTrust Bank and SunTrust Robinson Humphrey, Inc. (incorporated by reference to Exhibit 10.7 of Registrant’s Form S-4/A filed on February 13, 2012 (File No. 333-178869)).

16.1	Letter from PricewaterhouseCoopers LLP to the Securities and Exchange Commission dated May 21, 2009 (incorporated by reference to Exhibit 16.1 to Form 8-K filed by the Registrant on May 22, 2009 (File No. 001-08454))

21.1	Subsidiaries of the registrant*

23.1	Consent of KPMG LLP*

23.2	Consent of PKF*

24.1	Power of attorney*

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

99.1	Pelikan-Artline Pty Ltd Audited Financial Statements as of September 30, 2011*

101	The following financial statements from the Company's Annual Report on Form 10-K for the year ended December 31, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2011 and 2010, (ii) the Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009, (iii) the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2011, 2010 and 2009 (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009, (v) Consolidated Statements of Stockholders Equity (Deficit) for the years ended December 31, 2011, 2010 and 2009, and (vi) related notes to those financial statements tagged as blocks of text.+

*	Filed herewith.

+	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 shall not be deemed to be “filed” for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, or otherwise subject to liability under those sections, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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

February 23, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on its behalf by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT J. KELLER Robert J. Keller	Chairman of the Board and Chief Executive Officer (principal executive officer)	February 23, 2012

/s/ NEAL V. FENWICK Neal V. Fenwick	Executive Vice President and Chief Financial Officer (principal financial officer)	February 23, 2012

/s/ THOMAS P. O’NEILL, JR. Thomas P. O’Neill, Jr.	Senior Vice President, Finance and Accounting (principal accounting officer)	February 23, 2012

/s/ GEORGE V. BAYLY* George V. Bayly	Director	February 23, 2012

/s/ KATHLEEN S. DVORAK* Kathleen S. Dvorak	Director	February 23, 2012

Signature	Title	Date

/s/ G. THOMAS HARGROVE* G. Thomas Hargrove	Director	February 23, 2012

/s/ ROBERT H. JENKINS* Robert H. Jenkins	Director	February 23, 2012

/s/ THOMAS KROEGER* Thomas Kroeger	Director	February 23, 2012

/s/ MICHAEL NORKUS* Michael Norkus	Director	February 23, 2012

/s/ SHEILA G. TALTON* Sheila G. Talton	Director	February 23, 2012

/s/ Norman H. Wesley* Norman H. Wesley	Director	February 23, 2012

/s/ Neal V. Fenwick * Neal V. Fenwick as Attorney-in-Fact

ACCO Brands Corporation

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

SCHEDULE II

Allowances for Doubtful Accounts

Changes in the allowances for doubtful accounts were as follows:

	Year Ended December 31,
(in millions of dollars)	2011	2010	2009
Balance at beginning of year	$5.2	$6.9	$7.0
Additions charged to expense	1.4	3.3	3.9
Deductions—write offs	(1.3)	(5.3)	(4.2)
Foreign exchange changes	(0.2)	0.3	0.2

Balance at end of year	$5.1	$5.2	$6.9

Allowances for Sales Returns and Discounts

Changes in the allowances for sales returns and discounts were as follows:

	Year Ended December 31,
(in millions of dollars)	2011	2010	2009
Balance at beginning of year	$9.2	$9.8	$14.7
Additions charged to expense	41.6	31.8	40.8
Deductions—returns	(43.1)	(32.1)	(46.7)
Foreign exchange changes	—	(0.3)	1.0

Balance at end of year	$7.7	$9.2	$9.8

Allowances for Cash Discounts

Changes in the allowances for cash discounts were as follows:

	Year Ended December 31,
(in millions of dollars)	2010	2009	2008
Balance at beginning of year	$1.2	$1.2	$1.1
Additions charged to expense	11.0	11.3	11.6
Deductions—discounts taken	(11.0)	(11.1)	(11.7)
Foreign exchange changes	(0.1)	(0.2)	0.2

Balance at end of year	$1.1	$1.2	$1.2

ACCO Brands Corporation

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

SCHEDULE II (Continued)

Warranty Reserves

Changes in the reserve for warranty claims were as follows:

	Year Ended December 31,
(in millions of dollars)	2011	2010	2009
Balance at beginning of year	$3.1	$2.8	$3.0
Provision for warranties issued	3.0	3.2	2.5
Settlements made (in cash or in kind)	(3.4)	(2.9)	(2.7)

Balance at end of year	$2.7	$3.1	$2.8

Income Tax Valuation Allowance

Changes in the deferred tax valuation allowances were as follows:

	Year Ended December 31,
(in millions of dollars)	2011	2010	2009
Balance at beginning of year	$193.2	$188.9	$63.8
Additions charged to expense	5.4	15.7	123.1
Other	5.7	(11.4)	2.0

Balance at end of year	$204.3	$193.2	$188.9

See accompanying report of independent registered public accounting firm.