Form 10-K/A
period 2011-12-31
ACCO BRANDS CORP
filed 2012-03-15
CIK 712034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON,  D.C. 20549
_______________

FORM 10-K/A
(Amendment No. 1)
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
Commission file number 001-08454
___________________________

ACCO Brands Corporation
(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	36-2704017 (I.R.S. Employer Identification No.)

300 Tower Parkway
Lincolnshire, Illinois 60069
(847) 541-9500

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes   No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes  No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendments to this Form 10-K/A. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  No ☑

As of June 30, 2011, the aggregate market value of the shares of Common Stock held by non-affiliates of the registrant was approximately $282 million.
As of February 1, 2012, the registrant had outstanding 55,480,751 shares of Common Stock.

EXPLANATORY NOTE

ACCO Brands Corporation (“ACCO Brands” or the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Annual Report”) to include certain information required to be contained in Part III, Items 10, 11, 12, 13 and 14, of Form 10-K.  ACCO Brands had previously reported that information to be contained therein would be incorporated by reference to its definitive proxy statement for its 2012 annual meeting of stockholders.  However, in connection with the proposed merger of the Consumer & Office Products Business of MeadWestvaco Corporation (“MCOP”) into the Company, the Company hereby amends its previously filed Annual Report on Form 10-K to include the information required by Part III in order to permit such information to be incorporated by reference, as applicable, into the Company’s Registration Statement on Form S-4 related to the MCOP merger.  This Amendment to the 2011 Annual Report contains only Items 10, 11, 12, 13 and 14 of Form 10-K, and ACCO Brands is not amending or supplementing any other information in its previously filed 2011 Annual Report.

EXHIBIT INDEX

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance

Information with Respect to Directors

Our Board of Directors currently consists of nine members.  Our By-laws provide that the Board of Directors may consist of not less than eight nor more than eleven members.  It is anticipated that each of our currently serving directors will be nominees for election as a director at the 2012 annual meeting of stockholders.

The following paragraphs provide information as of the date of this Form 10-K/A about each member of our Board of Directors.  The information presented includes information about each director’s age, positions held, principal occupation and business experience for the past five years, the year first elected as a director of ACCO Brands and the names of other publicly held companies of which he or she currently serves as a director or has served as a director during the past five years.  In addition, the information presented below includes details on each director’s specific experience, qualifications, attributes, and skills that led our Board to the conclusion that he or she should serve as a director in light of our business and structure.  We also believe that all of our directors have a reputation for integrity, honesty, and adherence to high ethical standards.  They each have business acumen and an ability to exercise sound judgment and a commitment of service to ACCO Brands Corporation and its Board.

Information about the number of shares of common stock beneficially owned by each director appears under the caption “Security Ownership of Certain Beneficial Owners, Directors and Executive Officers” in Item 12 of this report.  There are no family relationships among any of the directors and executive officers of ACCO Brands.

ROBERT J. KELLER, Chairman of the Board and Chief Executive Officer; Director since 2005

Mr. Keller, age 58, has served as Chairman and Chief Executive Officer since October, 2008, was Chairman in September and October of 2008, and served as Presiding Independent Director of the Board from May, 2008 until September, 2008.  Previously, Mr. Keller served as President and Chief Executive Officer and as a director of APAC Customer Services, Inc. from March, 2004 until February, 2008.  Mr. Keller served in various capacities at Office Depot, Inc. from February, 1998 through September, 2003, most recently as its President, Business Services Group.  We believe Mr. Keller’s qualifications to serve on our Board of Directors include his experience in and knowledge of the office products industry, as a public company director and as a business leader at a number of companies in several industries, including one of our principal customers, Office Depot, Inc., as well as his current role as Chief Executive Officer of the Company.

ROBERT H. JENKINS, Presiding Independent Director; Director since 2007

Mr. Jenkins, age 69, has served as Presiding Independent Director since September, 2008.  Mr. Jenkins is retired.  He served as Chairman, President and Chief Executive Officer of Sundstrand Corporation from 1997 to 1999 and as its President and Chief Executive Officer from 1995 to 1997.  Sundstrand is an aerospace and industrial company which merged with United Technologies Corporation in June, 1999, forming Hamilton Sundstrand Corporation.  Mr. Jenkins is currently a director of AK Steel Holding Corporation and Clarcor, Inc.  He formerly served as a director of Solutia, Inc. from 1997 to 2008.  We believe Mr. Jenkins’ qualifications to serve on our Board of Directors include his prior experience as a chief executive officer of a publicly held major industrial firm, his service on other boards of directors of publicly held firms, his extensive corporate governance experience, much of which has been acquired in his role as lead director for AK Steel Holdings Corporation, and his business and operational experience at a number of companies in other industries.  His board leadership has been and continues to be invaluable to the Company and the other directors.

GEORGE V. BAYLY, Director since 2005

Mr. Bayly, age 69, is a private investor.  Since August, 2008 Mr. Bayly has served as Principal of Whitehall Investors LLC, a consulting and venture capital firm.  From September, 2006 to March, 2008 he served as Chairman and interim Chief Executive Officer of Altivity Packaging LLC.  He served as interim Chief Executive Officer of U.S. Can Corporation from April, 2004 to January, 2005, and Chairman, President and Chief Executive Officer of Ivex Packaging Corporation, a specialty packaging company, until June, 2002.  He was a director of General Binding Corporation (“GBC”) from 1998 until August, 2005.  He currently is a director of CCL Industries, Inc., TreeHouse Foods, Inc., and Graphic Packaging Holding Company.  He was formerly a director of Huhtämaki Oyj until resigning in 2011.  We believe Mr. Bayly’s qualifications to serve on our Board of Directors include his twelve years’ experience as a director of ACCO Brands and GBC and the resultant knowledge he has obtained of the office products industry, his prior experience as chief executive officer at publicly held companies, and his service on other boards of directors of publicly held firms.  He also brings an invaluable global business perspective to the Board.

KATHLEEN S. DVORAK, Director since 2010

Ms. Dvorak, age 55, is Executive Vice President and Chief Financial Officer of Richardson Electronics, Ltd., a global provider of engineered solutions and distributor of electronic components serving the RF (radio frequency) and wireless communications, electron device, industrial power conversion and display systems markets.  Previously, she had been Senior Vice President and Chief Financial Officer of United Stationers, Inc., an office products wholesaler and distributor, from 2001 until 2007.  We believe Ms. Dvorak’s qualifications to serve on our Board of Directors include her extensive experience in the office products industry, including as a former officer of one of our principal customers, and her financial and accounting background and experience as a chief financial officer at two publicly held companies.  The Board believes this experience is highly valuable in her service on the Board’s Audit Committee.

G. THOMAS HARGROVE, Director since 2005

Mr. Hargrove, age 72, is a private investor.  Mr. Hargrove served as the non-executive Chairman of AGA Creative, a catalog creative agency, from 1999 until 2001, and as a director of General Binding Corporation from 2001 until August, 2005.  Early in his career he held various financial management positions and has also served on the Investment Committee of the Washington State University Foundation.  We believe Mr. Hargrove’s qualifications to serve on our Board of Directors include his eleven years’ experience as a director and Chairman of the Audit Committee of ACCO Brands and GBC and the resultant knowledge he has obtained of the office products industry.  Further enhancing his qualifications are his more than 30 years of operational and financial experience, primarily in the manufacturing and distribution of consumer products, which included serving as president of the At-A-Glance Group, a prominent office products company.  The exposure to risk assessment obtained in both his service to GBC’s Audit Committee and in his charitable service has been of great value in chairing the Board’s Audit Committee.

THOMAS KROEGER, Director since 2009

Mr. Kroeger, age 63, is President of Spencer Alexander Associates, which provides management consulting and executive recruiting services.  Spencer Alexander Associates is affiliated with Howard & O’Brien Associates, a retained executive search firm.  He is also a member of the Operating Council of

Kirtland Capital Partners, a private equity firm.  Previously, Mr. Kroeger has served as chief human resources officer for each of Invacare Corporation, Office Depot, Inc., and The Sherwin-Williams Company.  In each of these positions he also was a member of the executive committee.  We believe Mr. Kroeger’s qualifications to serve on our Board of Directors include his extensive background in talent management, which brings an important perspective to board discussions on human resource matters, as well as his prior experience in the office products industry.

MICHAEL NORKUS, Director since 2009

Mr. Norkus, age 65, is President of Alliance Consulting Group, a business strategy consulting firm.  Prior to founding Alliance in 1986, Mr. Norkus was Vice President and Director of The Boston Consulting Group, where he served for 11 years.  Mr. Norkus also currently serves as a director of Genesee & Wyoming, Inc. and until February, 2011 served as a director of Overland Storage, Inc. since 2004.  We believe Mr. Norkus’ qualifications to serve on our Board of Directors include his service as a director of other publicly held companies, his international business experience and his more than three decades of global business consulting experience in the disciplines of corporate strategy, marketing, and new product development.

SHEILA G. TALTON, Director since 2010

Sheila G. Talton, age 59, is President of SGT, Ltd., a firm that provides strategy and technology consulting services in global markets in the financial services, healthcare and technology business sectors. Until July, 2011 she had been the Vice President, Office of Globalization, for Cisco Systems, Inc., a leading global manufacturer, supplier and servicer of Internet Protocol (IP)-based networking and other products related to the communication and information technology (“IT”) industry, and had held that position since 2008. From 2004 to 2008 she also held vice president positions in Cisco’s Advisory Services and China groups following a long career in the IT industry. Prior to joining Cisco Ms. Talton served in multiple roles at EDS including as President of their Business Process Innovation Global Consulting Practice. ACCO believes Ms. Talton’s qualifications to serve on the ACCO Board of Directors include her extensive global operations experience and her further experience as a successful business leader and entrepreneur in the IT industry. Ms. Talton also has extensive experience working on the boards of charitable organizations and is affiliated with several organizations that serve the needs of a diverse population. ACCO believes these experiences will prove highly valuable given the global nature of ACCO’s business and the importance of information technology in ACCO’s operations.

NORMAN H. WESLEY, Director since 2005

Mr. Wesley, age 62, is retired.  He served as Chairman of the Board of Fortune Brands, Inc., from December, 1999 until September, 2008, and Chief Executive Officer of Fortune Brands from December, 1999 until January, 2008.  Mr. Wesley currently serves as a director of Fortune Brands Home & Security, Inc. and Acuity Brands, Inc.  He has formerly served as a director of R.R. Donnelley & Sons Company from 2001 to 2008 and Pactiv Corporation from 2001 to 2010 until its acquisition by Reynolds Group Holdings.  We believe Mr. Wesley’s qualifications to serve on our Board of Directors include his extensive experience in the office products industry, including his experience as President of the Company’s predecessor while it was a wholly owned subsidiary of Fortune Brands, Inc., his prior experience as chief executive officer at a publicly held company, and his service on other boards of directors of publicly held firms.

During 2011, there were eleven meetings of the Board of Directors.  Each director attended at least 75% of the total meetings of the Board of Directors and committees of the Board of Directors of which the director was a member.  In addition to participation at Board and committee meetings, our directors discharge their responsibilities throughout the year through personal meetings and other communications, including considerable telephone contact with the Chairman and others regarding matters of interest and concern to ACCO Brands.

Information With Respect to Executive Officers

Name and age	Title
Robert J. Keller, 58	Chairman and Chief Executive Officer
Boris Elisman, 49	President and Chief Operating Officer
Neal V. Fenwick, 50	Executive Vice President and Chief Financial Officer
Christopher M. Franey, 56	Executive Vice President; President, ACCO Brands International and President, Computer Products Group
Thomas H. Shortt, 44	Executive Vice President; President, Product Strategy and Development
Thomas W. Tedford, 41	Executive Vice President; President, ACCO Brands Americas
Mark C. Anderson, 50	Senior Vice President, Corporate Development
David L. Kaput, 52	Senior Vice President and Chief Human Resources Officer
Thomas P. O’Neill, Jr., 58	Senior Vice President, Finance and Accounting
Steven Rubin, 64	Senior Vice President, Secretary and General Counsel

All of the above-named officers have been actively engaged in the business of the Company and its predecessor as employees (or in the case of Mr. Rubin, as an employee of General Binding Corporation (“GBC”) prior to its merger with the predecessor of the Company in August 2005) for the past five years in the capacity indicated above or in a substantially similar capacity except:

●
Robert J. Keller, who has served in this position since October 22, 2008.  Mr. Keller had previously been named the Company’s Chairman on September 18, 2008.  He had been President and Chief Executive Officer of APAC Customer Services, Inc. from March, 2004 until February, 2008.  Prior to that time Mr. Keller served in various capacities at Office Depot, Inc. from February, 1998 through September, 2003, most recently as President, Business Services Group;

•
Boris Elisman, who before being appointed to this position in December, 2010 was President, ACCO Brands Americas since December, 2008.  Prior to that time he served as President of the Company’s Global Office Products Group since April, 2008 and President of the Company’s Computer Products Group since joining the Company in 2005.  Prior to that time he held Vice President and General Manager positions in marketing and sales for the Hewlett-Packard Company from 2001 to 2004;

•
Christopher M. Franey, who before adding the responsibility for the Company’s International operations in July, 2010 had been serving as President of the Company’s Computer Products Groups since joining the Company in December, 2008.  Prior to that time he had been a marketing and sales Vice President for Samsung Electronics Information Technology Division since 2006 and the President of ViewSonic Corporation, a global provider of visual display technology products since 2004;

•
Thomas H. Shortt, who before being appointed to this position in December, 2010 had been the Company’s Chief Strategy and Supply Chain officer since joining the Company in April, 2009.  Prior to that time Mr. Shortt was a management consultant focusing on supply chain improvement since May, 2008.  From April, 2004 until May, 2008 he was a President of Unisource Worldwide, Inc., a North American distributor of commercial printing and business imaging papers, packaging systems, and facilities supplies and equipment;

•
Thomas W. Tedford, who before being appointed to this position in December, 2010 had been the Company’s Chief Marketing and Product Development officer since joining the Company in May, 2010.  Prior to that time Mr. Tedford had been Group Vice President, Client Services since February, 2007 and Vice President, Healthcare and Media Sales since May, 2004, serving in those two positions for APAC Customer Services, Inc., a customer service outsourcing firm;

•
Mark C. Anderson, who before joining the Company in October, 2007 was the Director, Corporate Development for Pitney Bowes, Inc. since February, 2003 and a Vice President of Business Development for Pitney Bowes from August, 2001 to February, 2003; and

•
David L. Kaput, who before joining the Company in October, 2007 had been the Senior Vice President, Global HR Practices and Governance of SAP, AG since August, 2005 and Senior Vice President, Global Human Resources and Corporate Officer of SAP Global Marketing, Inc. from October, 2001 to August, 2005.

There is no family relationship between any of the above named officers.  All officers are appointed for one-year terms by the Board of Directors or until such time each is re-appointed.

Risk Management As It Relates to Compensation Policies

Our Compensation Committee has reviewed and discussed with management the issues of risk as it relates to our compensation program and practices, and the Committee does not believe our compensation programs and practices encourage excessive or inappropriate risk-taking or are reasonably likely to have a material adverse effect on the Company for, at least, the following reasons:

•
We structure our pay to consist of both fixed and performance-based compensation.  The fixed (or salary) portion of compensation is designed to provide a steady income regardless of the Company’s stock price and financial performance so that executive compensation is not entirely performance based, which could encourage unnecessary or excessive risk taking.  The performance-based (cash bonus and equity) portions of compensation are designed to reward both short and long-term corporate performance.  For short-term performance, our cash bonus is awarded based on annual performance metrics and targets.  For long-term performance our equity awards generally vest over a three year minimum period and only create more value for award recipients if our stock price increases over time.  We feel that these variable elements of compensation are a sufficient percentage of overall compensation to motivate executives to produce superior short- and long-term corporate results while the fixed element is also sufficiently high that the executives are not encouraged to take unnecessary or excessive risks in doing so.

•
Our operating income and other performance related targets are applicable to our executives and employees alike, regardless of business unit.  We believe this encourages consistent behavior across the organization, rather than establishing different performance metrics depending on a person’s position in the Company or their business unit.  So, for example, a person in our most profitable business line is not encouraged to take more risk than someone in a less profitable business unit.

•
We cap our maximum cash bonus opportunity at two times target, which we believe also mitigates excessive risk taking.  Even if the Company dramatically exceeds its operating targets, bonus payouts are limited.  Conversely, we have a floor on the bonus target so that profitability below a certain level (as approved by the Compensation Committee) does not permit bonus payouts.

•
Our internal control over financial reporting includes controls over the measurement and calculation of earnings that are designed to mitigate the risk of manipulation by any employee, including our executives.  In addition, our employees are encouraged to report up to the Company’s director of internal audit and general counsel through a confidential “whistle-blower” hot line in the event they become aware of any internal financial reporting irregularities.

•
The members of the Board’s Compensation Committee have extensive experience in executive compensation matters and they are counseled by an independent professional executive compensation consulting firm.  Their approval is required before any new executive compensation plan can be amended or implemented.  This precludes management’s ability to implement any high risk or excessive compensation program.

•	We have adopted a clawback and recoupment policy applicable to all executive officers that is intended to further deter excessive or inappropriate risk taking.

Audit Committee

The Board of Directors has established an Audit Committee whose members are Messrs. Hargrove (Chairperson), Jenkins, Norkus and Mrs. Dvorak.  Each member meets the independence standards set forth in our Corporate Governance Principles and those set forth in the New York Stock Exchange Listed Company Manual.  In addition, each member meets the independence standard under Rule 10A-3 under the Securities Exchange Act of 1934 (the “Exchange Act”).  Each member has been determined by the Board of Directors to be an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K under the Exchange Act.

Section 16(a) Beneficial Ownership Reporting Compliance

Each director and executive officer of ACCO Brands who is subject to Section 16 of the Exchange Act is required to file with the SEC reports regarding their ownership and changes in beneficial ownership of our equity securities.  Reports received by ACCO Brands indicate that all these directors and executive officers have filed all requisite reports with the SEC on a timely basis during or for 2011.

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

ITEM 11.  Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

The Compensation Committee of our Board of Directors, referred to in this section as the Committee, administers our executive compensation program.  The Committee endeavors to provide a compensation program for our named executive officers that is competitive within our industry and provides a substantial emphasis on Company performance and stockholder returns.  Our total executive compensation is designed to have a balanced focus on both short and long-term goals.  Direct compensation principally consists of a base salary, annual cash incentive bonus, and long-term equity incentive awards.

At the 2011 Annual Meeting of Shareholders, holders of over 95% of the shares represented at the meeting voted to approve, in a non-binding vote, the compensation of our named executive officers.  The Committee believes this affirms shareholders’ support of the Company’s approach to executive compensation.  Accordingly, after considering the results of the advisory vote on executive compensation, the Committee determined not to implement any significant changes to our executive compensation program for 2011 in response to the vote and does not intend to make any significant changes to our executive compensation program in 2012.  The Committee will continue to consider the outcome of our shareholders’ advisory votes on executive compensation when making future compensation decisions for our named executive officers.

Also at the 2011 Annual Meeting of Shareholders, our shareholders expressed a preference that advisory votes on executive compensation occur once every year.  Consistent with this preference, the Board determined that the Company will hold an advisory vote on the compensation of the Company’s named executive officers annually until the next required vote on the frequency of shareholder votes on the compensation of executive officers, which is scheduled to occur at the 2017 Annual Meeting.

Executive Summary

For the 2011 fiscal year, we believe the compensation earned by our executive officers properly reflected the performance of the Company in an economic environment that continued to be challenging but in which we were able to achieve significant successes.  Successes in 2011 included:

•	We entered into an agreement to merge the Consumer & Office Products Business of MeadWestvaco Corporation (“MCOP”) into the Company which we view as a transformational event for the Company.

•	Our operating income increased 10% to $120.8 million, excluding $5.6 million of costs associated with the pending MCOP merger.

•	We reduced our net debt (total debt minus cash) by $96 million to $548 million.

•	Our total shareholder return of 13.26% significantly exceeded the average negative return of our Peer Group, which was -20.14%.

•	We introduced many new products and gained significant market share in several product categories.

•	We completed the sale of our GBC Fordigraph subsidiary, an Australian-based business that was not core to our long-term strategies, at a market premium price.

•	We were recognized as one of “America’s Safest Companies” and received our 15th consecutive Gold Award for safety in Europe.

With respect to specific compensation activities during 2011:

•
We entered into a special equity award agreement with our Chief Executive Officer (“CEO”), Robert J. Keller, aimed at retaining his services for at least a four-year period so that his leadership skills will be available to the Company as it continues in its current strategic direction.

•	Base salaries for executive officers were increased on average by 3%.

•
Despite our solid market performance, not all of our internal operating targets were achieved as our results benefited from favorable foreign exchange translation which we exclude when assessing our performance for incentive compensation purposes.  As a result, annual cash bonuses were paid to our executive officers at only 45.1% of the target award.

•
Long-term incentive plan Performance Share Units (“PSUs”) were accrued at only 50% of targeted achievement as all performance targets were not achieved.  Shares accrued under these awards generally vest and are issued to executives at the end of the third year in the applicable three-year performance cycle.

•
Excluding the effect of the special equity award granted to our CEO, which is discussed later in this Analysis, we were able to revert to our normal mix of long-term incentive compensation as discussed further below.

•	We adopted a global clawback and recoupment policy for incentive-based compensation paid or payable to executive officers in the event of a financial restatement.

•	We enhanced our executive stock ownership guidelines by increasing the retention multiple of pay for our CEO and certain other named executive officers.

•	No changes were made to our Executive Severance Plan or retirement plans.

Overview of the Compensation Program; Objectives of the Committee

The Committee has the responsibility for establishing, implementing and monitoring the compensation and benefit programs of the Company and ensuring adherence with the Company’s compensation objectives.  The principal purpose of the Committee is to oversee an executive compensation program that aligns an executive’s interests with those of our stockholders by rewarding performance against established goals, with the ultimate objective of improving stockholder value.  Further, the Committee seeks to structure its executive compensation arrangements so that the Company can attract and retain quality management leadership.

Among other things, the Committee:

•	approves the compensation levels for the Company’s executive officers including the officers named in the 2011 Summary Compensation Table (the “named executive officers”);

•	approves performance metrics and goals for both the annual and long-term incentive awards to the Company’s executive officers under the Company’s 2011 Amended and Restated Incentive Plan (the “LTIP”);

•
makes a final determination with respect to the achievement of annual performance goals, establishes individual incentive opportunities, and determines the actual awards, if any, under the cash award annual incentives portion of the LTIP (the “Annual Incentive Plan” or “AIP”);

•	assesses the competitiveness and effectiveness of the Company’s other executive compensation and benefit plans; and

•	on at least an annual basis, discusses with management the likelihood of any material adverse effect or risk to the Company arising from the Company’s compensation policies, plans and practices.

Further, the Committee annually reviews and approves the target compensation and goals for the CEO, evaluates, along with the other non-employee members of the Board of Directors, the CEO’s performance in light of these goals, and determines the CEO’s total cash and long-term incentive compensation program based on this evaluation.  The actions of the Committee with respect to the CEO are then reported on and discussed with the non-employee members of the Board of Directors for final approval.

At the direction of the Committee and to assist it in its review and approval process, management prepares a presentation of total compensation, “tally sheets,” and other supporting data for the Committee’s use when considering and determining executive compensation matters.  The tally sheets summarize each executive officer’s total compensation and provide information on the:

•	value of each component of current compensation, including benefits and any perquisites;

•	potential value of all equity-based long-term incentive awards held by the executive officer, both vested and unvested, at then-current market prices; and

•
the projected value of all payments and benefits that would be payable should the executive officer’s employment terminate under various scenarios such as retirement, voluntary termination, involuntary termination or following a change-in-control.

The tally sheets provide a succinct summary of all elements of each executive officer’s compensation so that the Committee can analyze the individual elements of compensation, the aggregate amount of projected and actual compensation and the impact of Company performance on the value of both short and long-term incentive awards.

The Committee has retained Compensation Strategies, Inc. (“CSI”) as its consultant and advisor on executive officer and director compensation and benefit matters.  During 2011, CSI provided guidance to the Committee on the executive compensation environment, and provided feedback and advice on selected Committee meeting topics, including recommendations and advice on compensation for all of the Company’s executive officers.  During 2011, representatives of CSI attended four of the five Committee meetings.  For the 2011 fiscal year, CSI was paid $78,400 in fees for the services it performed for the Committee.  Management continues to use publicly available compensation and benefits survey data and information for making recommendations regarding executive officer compensation to the Committee.  Management may retain other consultants to provide related competitive data and information to assist management in formulating such recommendations.

Our executive management can and does make recommendations to the Committee.  These recommendations have historically focused on the Company’s broad-based compensation and benefit plans; award pools for long-term incentive grants; and compensation and benefits matters related to the Company’s executive officers.  However, the Committee has final approval on all compensation actions, plans, and programs as they relate to executive officers.  Our CEO, other members of our management team and the Committee’s outside advisors may be invited to attend all, or a portion of the Committee meetings.  At these meetings, the Committee solicits the views of the CEO on compensation and benefits matters as they relate to the other executive officers.  However, decisions relating to compensation and benefits matters for the CEO are made by the Committee with final approval by all of the non-employee directors, in each case without the CEO being present.

Design of the Compensation Program

The executive compensation program seeks to align an executive officer’s interests with those of our stockholders by rewarding performance against established goals at the corporate and, where appropriate, business unit and regional levels, as well as to attract, retain and motivate high-caliber talent and management leadership.  In particular, our compensation program seeks to:

•	link management and stockholder interests by creating incentive awards and other opportunities that balance both short and long-term goals;

•	drive achievement of the Company’s business objectives and calibrate compensation to those achievements by delivering a mix of fixed and at-risk compensation; and

•	provide flexibility that enables the development and deployment of talent to support the current and future needs of the Company’s businesses worldwide.

As part of its analytical process in setting executive compensation, the Committee reviews the compensation of its executive officers in relation to compensation of executives at comparable companies.  The peer group considered by the Committee consists of companies with business to business sales models, and retailers and distributors in similar markets as the Company, as well as companies with whom the Company competes for either market share or talent in specific geographic locations.  In reviewing and establishing base salaries and annual and long-term incentive programs during the first quarter of 2011, the peer group (the “Peer Group”) consisted of the following companies:

Avery Dennison Corporation	Newell Rubbermaid Inc.
Alberto-Culver Company	OfficeMax, Inc.
Brunswick Corporation	Office Depot, Inc.
Cenveo, Inc.	Pitney Bowes, Inc.
Herman Miller, Inc.	Polycom, Inc.
HNI Corporation	SanDisk Corporation
Hospira, Inc.	Steelcase, Inc.
Imation Corporation	Sybase, Inc.
Knoll, Inc.	Synopsys, Inc.
Lexmark International Inc.	United Stationers Inc.
MeadWestvaco Corp.	Zebra Technologies Corp.

Later in 2011 the Alberto-Culver Company and Sybase, Inc. were acquired and, as a result, they are no longer in the Peer Group.

The Committee believes that linking pay and performance contributes to the creation of sustainable stockholder value.  The Committee believes that, for the pay-and-performance link to be effective, high-performing, experienced individuals that have proven to be strong contributors to the Company’s performance, or have shown the potential to be strong contributors, should be rewarded with total compensation that falls at approximately the 50th percentile of compensation paid to similarly situated executives of the companies comprising the Peer Group.  The Committee may exercise discretion to vary these objectives in consideration of additional facts such as individual performance, experience level, future potential and specific job assignment of the executive, pay equity, market conditions and the Company’s recent performance.  In comparison to the Company’s Peer Group and based on competitive data provided by CSI, the 2011 target total compensation for the Company’s executive officers as a group was at or near the 50th percentile reflecting alignment with the Committee’s overall aggregate target levels.

Special Retention Award for Mr. Keller

At its February, 2011 meeting, the Committee recommended, and on the following day the Board of Directors approved, granting Mr. Keller 500,000 restricted stock units (“RSUs”).  This cliff-vesting retention award, which is designed to retain Mr. Keller’s services through at least the end of 2014, was granted to Mr. Keller in response to employment recruitment efforts initiated by another company with Mr. Keller and the Board’s determination that there was an increased risk that an executive of Mr. Keller’s caliber and experience would be actively recruited by other potential employers.  The Committee and Board of Directors strongly believes that this special retention award further aligned Mr. Keller’s interests directly with those of stockholders, created executive stability and will help secure consistency in the Company’s strategic business direction and executive succession planning.  The Committee believes that Mr. Keller’s leadership during his tenure as Chairman and Chief Executive Officer has been critical to the Company’s successful turnaround, and that the future success of the Company requires continuity of his vision and outstanding leadership.  Under his leadership our cumulative total shareholder return for the three full fiscal years for which he has been CEO is 279.71%, a return significantly greater than the average cumulative total shareholder return of 175.44% over the same period for our Peer Group.  Vesting of the award is conditioned upon Mr. Keller’s continued service with the Company through January 2, 2015, or earlier upon Mr. Keller’s death or disability or a change-in-control of the Company.  Further, by an amendment to the award agreement approved by the Board in December, 2011, if Mr. Keller’s employment was to be involuntarily terminated before January 2, 2015, he would fully vest in the award unless such termination was due to “Cause” as defined in the amendment.  This amendment will only become effective upon the consummation of the Company’s merger with MCOP and the amendment also acted to make clear that the merger with MCOP would not be considered a change-in-control of the Company which would trigger full vesting of the award.  Mr. Keller has agreed to a 24-month non-solicitation and an 18-month non-compete period following the termination of his employment, and the Company has the right to recoup the value of the award if he violates either of these covenants.

Because of the value of the special award, the increase in the total compensation for Mr. Keller for the year 2011 over his 2010 total compensation is not in alignment with the Company’s total shareholder return in 2011 of 13.26%.  The Board of Directors recognized the potential for this disparity in making the award but in its judgment believed the award was appropriate for the reasons described above.

Executive Compensation Mix

Our executive compensation components are weighted toward performance-based incentives, encouraging the creation of sustainable stockholder value through the achievement of the Company’s long-term profitability and growth goals.  Though the Committee has not pre-established any weightings for the various components of either cash or long-term compensation, the Committee targets the 50th percentile of the market for each compensation component.  A substantial portion of executive compensation is typically at risk and differentiated as follows:

Annual Compensation

•
Base salaries — fixed annual income that is typically reviewed and adjusted annually based on the Committee’s assessment of the individual’s performance, competitive market data and information as provided to the Committee

•
Annual incentives — performance-based cash compensation that is earned only upon achieving annual objectives established by the Committee and based on operating (business) plans prepared by senior management and approved by the Board of Directors during the first quarter of each fiscal year

Long-term Compensation

•	Long-term incentives — equity-based and/or cash-based incentives earned by achieving sustained long-term performance which would be expected to correlate into increasing stockholder value

Retirement Plans

•	Tax-qualified defined contribution plans

Benefits

•	Employee health and welfare plans that are the same as offered to all other salaried U.S.-based employees

•	Supplemental and executive life and long-term disability insurance

Perquisites

•	Certain limited executive perquisites which are principally legacy in nature

The Committee reviews the cash and long-term incentive compensation mix for executive officers at least annually to ensure alignment with the objectives of the Company’s compensation philosophy.

The following graphs illustrate the allocation of the principal compensation components for our named executive officers in 2011.  The percentages reflect the amounts of 2011 salary and targeted annual cash incentive compensation and the aggregate grant date fair value of LTIP awards granted in 2011.  At least 67% of these compensation components were variable and at risk for the named executive officers other than with respect to Mr. Keller, for which 76% of these compensation components were variable and at risk. The graph for Mr. Keller has been prepared on a normalized basis excluding the impact of the special retention award made to him in the first quarter of 2011 and discussed above.

Elements of Compensation

Base Salaries

The Company uses base salaries to recognize individual experience, knowledge, job performance and skills.  Competitive base salaries allow the Company to attract high-caliber management leadership and retain their on-going services by providing them with an appropriate level of financial certainty.  Base salaries for executive officers are reviewed at least annually by the Committee and adjusted as deemed appropriate based on market conditions, promotions and the job performance of the individual.  The Committee utilizes performance assessments by the CEO, considers Company or applicable business unit performance, and competitive market data and information provided to the Committee by its compensation consultant and management to determine any adjustments to base salary.  In determining any salary adjustment for the CEO and other executive officers, the Committee typically seeks to establish salary levels that are, in the aggregate, at or near the 50th percentile for comparable positions at companies within the Peer Group and at levels consistent with its compensation philosophy.  Consistent with this the Committee may exercise discretion in setting individual base salaries higher or lower in relation to this objective when it deems that individual performance, a promotion and/or other factors warrant such action.

Base Salary Actions in 2011

In February, 2011 as part of its annual merit review process, the Committee approved 2011 base salary increases for Messrs. Keller and Fenwick as follows:

Name	Base Salary on 1/1/2010	Effective Date of Increase	New Base Salary	% Change
Robert J. Keller	$756,000	4/4/2011	$786,000	4.0%
Neal V. Fenwick	$437,500	4/4/2011	$450,000	3.3%

The Committee determined that in light of their December 2010 salary increases, it would not consider increasing the base salaries for Messrs. Elisman, Franey and Shortt until the 2012 annual merit review process.  Based on competitive market data and a proxy pay analysis, we believe that Mr. Keller’s 2011 base salary was significantly below the 50th percentile, Mr. Fenwick’s base salary was near the 75th percentile, and the base salaries for each of Messrs. Elisman, Franey and Shortt were near the 50th percentile of the companies comprising the Peer Group.

Base Salary Actions in 2012

At its meeting in February, 2012 as part of the merit review process for 2012, the Committee approved salary increases for our named executive officers as follows:

Name	Base Salary on 1/1/2011	Effective Date of Increase	New Base Salary	% Change
Robert J. Keller	$786,000	4/2/2012	$825,000	5.0%
Boris Elisman	$525,000	4/2/2012	$540,000	2.9%
Neal Fenwick	$450,000	4/2/2012	$465,000	3.3%
Christopher M. Franey	$410,000	4/2/2012	$425,000	3.7%
Thomas H. Shortt	$410,000	4/2/2012	$425,000	3.7%

Based on competitive market data and a proxy pay analysis provided to the Committee by its independent consultant, we believe that Mr. Keller’s new base salary is below the 50th percentile, Mr. Fenwick’s new base salary is near the 75th percentile, and the new base salaries for each of Messrs. Elisman, Franey and Shortt are below the 50th percentile.  The increase for Mr. Keller exceeds the percentage increase for the other named executive officers as his prior salary was significantly below the 50th percentile which represents the Committee’s target level for salaried compensation.  This increase was intended to bring his salary closer to the targeted level.

The following discussion contains statements regarding future individual and Company performance targets and goals.  These targets and goals are disclosed in the limited context of ACCO Brands’ compensation programs and should not be understood to be statements of management’s expectations or estimates of results or other guidance.  We specifically caution investors not to apply these statements to other contexts.

Annual Incentives

We believe that annual cash-based incentives focus management on key operational performance objectives that, if achieved, can contribute to the creation of sustainable stockholder value.  The Company’s annual cash incentive program (“AIP”) is designed to reward actual performance during the fiscal year against pre-established financial and operating goals the achievement of which are within the control and influence of management.  Annual incentives are structured so that rewards are earned in line with performance, i.e., above-market rewards for superior performance and below-market or no rewards for inferior performance.

For the 2011 AIP, the Committee determined that the performance metric to be used to measure any award granted would be EBITDA (earnings before interest, taxes, depreciation and amortization) for all executive officers, subject to adjustments as described below.  The Committee believes that EBITDA is a key measure of the Company’s ability to generate profits and positive cash flows.  The threshold performance level for 2011 awards was set at an as-reported level of adjusted EBITDA of $164 million, adjusted for the Company’s mid-year divestiture of its Australian GBC Fordigraph business and above actual 2010 reported EBITDA of $158 million and consistent with the Company’s business plan.

In light of the global economic uncertainty that existed in early 2011, management and the Committee implemented financial control mechanisms in the 2011 AIP structure to ensure that incentives would be provided to executive officers only if performance met or exceeded the Board’s planned expectations.  However, in light of the Company’s improved financial position and operational profitability, to fulfill management’s commitment to normalize its pay practices and to ensure top talent retention and motivation, the Committee discontinued actions implemented in 2010 that had reduced the target AIP cash award opportunity by 50% and restored the 2011 AIP target opportunities to normal levels.  As structured by the Committee, incentives would begin to accrue through a self-funding approach whereby EBITDA in excess of a reported $164 million, as adjusted, would fund the incentive pool on a basis of approximately fifty cents for each excess dollar until a level of earnings that would be necessary to pay the 2011 AIP incentives at the maximum award level was reached.  Target adjusted EBITDA, net of incentive plan accruals, was set at $178.2 million and an adjusted EBITDA of $195.5 million was set as the goal for a maximum award, both calculated using business plan foreign exchange translation rates and including the results of the GBC Fordigraph business that the Company later sold in June, 2011.

The annual incentive opportunities that were available for 2011 for the named executive officers are shown in the following table:

Name	Target AIP as % of Salary (100% of Target)	Maximum AIP as % of Salary (200% of Target)
Robert J. Keller	105%	210%
Boris Elisman	80%	160%
Neal V. Fenwick	65%	130%
Christopher M. Franey	65%	130%
Thomas H. Shortt	65%	130%

Reported EBITDA achievement for the year was an adjusted $168.3 million which exceeded the adjusted $164 million threshold required for any AIP awards to be earned and resulted in an achievement level of 45.1% of the target award.  Awards earned for each of the named executive officers are shown in the following table:

Name	Target AIP Opportunity	Actual AIP Award
Robert J. Keller	$816,819	$368,385
Boris Elisman	420,000	189,420
Neal V. Fenwick	290,006	130,793
Christopher M. Franey	266,500	120,192
Thomas H. Shortt	266,094	120,008

Annual Incentives for 2012

For the 2012 AIP, the Committee has again determined that all executive officers will be measured on financial metrics only and the performance metric to be used to measure any award granted will be the Company’s reported EBITDA, subject to necessary adjustments, except for Mr. Franey who will have performance metrics of 20% based on EBITDA performance and 80% based on operating income performance of the two businesses for which he is responsible.  The Committee continues to believe that EBITDA, and operating income for the Company’s regional businesses, are key measures of the Company’s ability to generate profits and positive cash flows.  The Committee also approved the following target award levels under the 2012 AIP in the event of plan target achievement of the established performance goal:  Mr. Keller at 110% of base salary; Mr. Elisman at 90% of base salary;

and, Messrs. Fenwick, Franey, and Shortt at 65% of base salary.  The Committee increased the target award levels for Messrs. Keller and Elisman from the levels applicable in 2011 to bring their target cash earnings opportunity closer to the Committee’s 50th percentile target as shown by the proxy pay analysis used by the Committee but making a larger portion of their target cash compensation performance related.

Long-Term Incentives

We believe that long-term incentives must serve as a significant portion of an executive officer’s overall compensation package.  Stock-based awards are provided to motivate executive officers and other eligible employee participants to focus their efforts on activities that contribute to the creation of sustainable stockholder value over the long-term, thus aligning their interests with those of the Company’s stockholders.  Long-term incentives are structured so that rewards are earned in line with performance-above-market rewards for superior performance and below-market or no rewards for inferior performance.

Currently, awards are granted under the LTIP.  Pursuant to this plan, the Company may award to key employees, including all of the named executive officers, a variety of long-term incentives, including nonqualified stock options, incentive stock options, cash or stock-settled stock appreciation rights, restricted stock units, performance share units, and other stock-based incentives, as well as short and long-term cash incentive awards.

The Committee reviews the long-term incentive and equity award mix on an annual basis, consistent with both current and long-term Company goals as well as the current and projected level of shares of the Company’s common stock that would be available to issue under any granted awards.  The award mix is constructed to provide executives with a long-term incentive opportunity that rewards successful financial and operational performance, aligns management and employees with stockholder interests, and provides a necessary retention element.  Historically the Committee has used a combination of stock options, stock appreciation rights, RSUs and performance share units (“PSU”) in creating the annual mix of equity awards granted to management, including the named executive officers.  Consistent with its objective of rewarding executives for good performance the Committee, in determining annual equity awards, would prefer to provide a mix of approximately 50% PSUs, 25% RSUs and 25% stock options or stock-settled stock appreciation rights.  However, in the recent past the Committee has deviated from this strategy because of the limited number of equity-based units available for future grant under the LTIP.

We have granted PSUs under the LTIP annually since 2010.  Each year’s grant may result in an accrual of one-third of a PSU award annually based on performance attainment, but vests after the third calendar year following grant.  This approach provides the ability for our grants to overlap performance measurement cycles.  Each calendar year of the three-year performance period has specific performance metrics and targets as determined annually by the Committee.  This structure is intended to provide the Committee with greater flexibility to set meaningful performance metrics and/or targets in order to adapt to changing economic conditions, as well as future changes in the Company’s strategic direction or financial and business needs.  Participants have an opportunity in each year of the performance period to accrue from 50% to 150% of one-third of the value of the three-year long-term incentive award, based upon the level of achievement within a range of threshold to maximum performance targets.  PSUs and, where applicable, cash awards accrued each year vest upon completion of the third year of the performance period, except as otherwise provided in the LTIP or applicable award agreements.  The past two-years of PSU award details are further described below in addition to the awards granted in 2012.

Long-term Incentive Awards for 2010-2012 Performance Period

As a result of the limited availability of equity-based award units at the time, the Committee granted to the Company’s executive officers long-term incentives in the form of three-year stock and cash-based performance awards for the 2010-2012 performance period.  Forty-one percent (41%) of the grant value of this long-term award was comprised of PSUs with the balance comprised of a long-term cash award.  No stock options or stock appreciation rights were granted during the 2010 year.

The Committee has established target long-term incentive grant levels as a percentage of base salary for all executive officers, including each of the named executive officers.  These grant levels are based on analysis of the compensation practices of the Peer Group, internal equity considerations, and the intent to maintain a compensation package that is balanced toward variable, performance-based compensation instead of base salary.  The target levels as determined by the Committee for the 2010 award for Mr. Keller were 160% of base salary and 100% of base salary for Messrs. Elisman, Fenwick, Franey and Shortt.  The table below shows the grants made to the named executive officers for the 2010-2012 performance period at target level opportunity.

	2010-2012 LTIP Grant
Name	Total Target Award Value	Target PSUs (Based on Free Cash Flow)	Target Cash (Based on Revenue Growth)
Robert J. Keller	$1,148,038	65,800	$680,200
Boris Elisman	$420,000	22,900	$236,800
Neal V. Fenwick	$435,800	23,800	$245,400
Christopher M. Franey	$336,100	18,400	$188,900
Thomas H. Shortt	$393,800	21,500	$221,800

For 2011, the award opportunity under the PSU component was based on the achievement of a free cash flow target and the award opportunity under the cash-based component was based on the achievement of a revenue growth target.  These metrics are independently calculated against their respective targets.  In establishing these metrics, the Committee sought to focus management on profitability and cash flow generation believing that targeted performance will give the Company greater flexibility to continue to either reduce its debt levels, invest in strategic product innovation or consummate product line or business acquisitions, all of which the Committee believes would benefit shareholder value.

In 2011, grant recipients, including the named executive officers, had the opportunity to earn up to one-third (1/3) of the grant levels shown above if the Company achieved its cash flow and revenue growth goals for the year.  In addition the Committee conditioned the accrual of any of these awards on the Company attaining minimum adjusted EBITDA of $164 million for the 2011 year.  In determining the level of achievement, the Committee adjusted the cash flow target to reflect the net positive impact on cash flow of the sale of the Australian GBC Fordigraph business as well as favorable foreign exchange impact and the negative impact of cash used in pursuing the MCOP acquisition.  The 2011 threshold, target and maximum performance levels for the PSU portion of the 2010 grant are shown in the following table. Adjusted free cash flow in 2011 was $60 million and as a result the target level of PSUs were accrued for payment to our executive officers, including the CEO and the named executive officers, which payment will be made at the end of the 2010-2012 performance period.

	2011 Free Cash Flow PSUs for the 2010-2012 LTIP Grant Period
Name	Threshold ($45 Million)	Target (and Actual)* ($60 Million)	Maximum ($75 Million)
Robert J. Keller	10,967	21,933	32,900
Boris Elisman	3,817	7,633	11,450
Neal V. Fenwick	3,967	7,933	11,900
Christopher M. Franey	3,067	6,133	9,200
Thomas H. Shortt	3,584	7,167	10,751
_____________
*	Reflects number of PSUs accrued for payment at end of performance period.

After adjusting for the effect of currency fluctuations and the sale of GBC Fordigraph, revenues declined in 2011 by 0.5% compared to 2010 levels. As the threshold level of 2.5% revenue growth was not met, no cash awards were accrued to any of the executive officers for the 2011 period and, as a result, one-third of the total target cash award for the 2010-2012 Performance Period was forfeited by each named executive officer.

Long-term Incentive Awards for 2011-2013 Performance Period

At its 2011 Annual Meeting, the Company’s shareholders approved making an additional 5,265,000 shares available for equity grants under the LTIP.  Having these additional shares available for awards permitted the Committee to follow its desired policy of having all LTIP awards be equity based with the majority of such awards being performance related.  While retaining discretion to vary award sizes and mix based on circumstances that may arise, the Committee reverted to its previously established normal award mix policy by eliminating the cash award portion and having the 2011 grants be comprised of:

•	50% PSUs for the three-year performance period beginning January 1, 2011;

•	25% RSUs; and

•	25% Non-Qualified Stock Options (“NQSO”).

Target grants were valued at 160% of Mr. Keller’s base salary and 100% of the base salary of the other named executive officers.

The table below shows the grants made to the named executive officers on May 18, 2011, with the 2011-2013 performance period shown at the target level opportunity for PSUs.  The NQSOs were awarded on that date at a strike price of $8.93 per share which was the average of the high and low reported prices for the Company’s Common Stock on that day on the New York Stock Exchange (“NYSE”).

	2011-2013 LTIP Grant
Name	Total Target Award Value	NQSOs	RSUs	Target PSUs
Robert J. Keller	$1,257,600	87,700	39,700	104,100
Boris Elisman	682,500	47,600	21,600	56,500
Neal V. Fenwick	450,000	31,400	14,200	37,300
Christopher M. Franey	410,000	28,600	13,000	34,000
Thomas H. Shortt	410,000	28,600	13,000	34,000

In 2011, grant recipients, including the named executive officers, again had the opportunity to earn up to one-third (1/3) of the target PSU grant levels shown above if the Company achieved the cash flow and revenue growth goals for the year with each of those metrics representing 50% of that grant level. For 2011 the same financial performance targets were used as for the 2011 tranche of the 2010-2012 Performance Period described above.  Further any awards were again conditioned upon the Company achieving a minimum adjusted EBITDA of $164 million.  In determining the achievement levels, the same adjustments to revenue and cash flow were made as described above.  The 2011 threshold, target and maximum performance levels are shown in the tables below. Adjusted free cash flow in 2011 was $60 million and as a result the target level of PSUs as shown in the following table were accrued for payment to the executive officers, including the CEO and the named executive officers, which payment will be made at the end of the 2011-2013 performance period.

	2011 Free Cash Flow PSUs for the 2011-2013 LTIP Grant Period
Name	Threshold ($45 Million)	Target (and Actual)* ($60 Million)	Maximum ($75 Million)
Robert J. Keller	8,675	17,350	26,025
Boris Elisman	4,709	9,417	14,126
Neal V. Fenwick	3,109	6,217	9,326
Christopher M. Franey	2,834	5,667	8,501
Thomas H. Shortt	2,834	5,667	8,501
_____________
*	Reflects number of PSUs accrued for payment at end of performance period.

After adjusting for the effect of currency fluctuations and the sale of GBC Fordigraph, revenues declined in 2011 by 0.5% compared to 2010 levels. As the threshold level of 2.5% revenue growth was not met, no PSU awards targeted to the revenue growth metric were accrued to any of the executive officers for the 2011 period and, as a result,  one-sixth of the total target PSU award for the 2011-2013 Performance Period was forfeited by each executive officer.

Long-term Incentive Awards for 2012–2014 Performance Period

At its meetings in February, 2012 the Committee and the Board granted long-term incentive awards to the Company’s executive officers, including the CEO and the named executive officers, which were again comprised of:

•	50% PSUs for the three-year performance period beginning January 1, 2012;

•	25% RSUs; and

•	25% NQSOs.

The table below shows the grants made to the named executive officers, including PSUs for the 2012-2014 performance period at target level opportunity.  The NQSOs were awarded on that date at a strike price of $12.17 per share which was the average of the high and low reported prices for the Company’s common stock on that day on the NYSE.

	2012-2014 LTIP Grant
Name	Total Target Award Value	NQSOs	RSUs	Target PSUs
Robert J. Keller	$1,856,000	108,159	50,822	133,911
Boris Elisman	$775,000	45,163	21,221	55,916
Neal V. Fenwick	$465,000	27,098	12,733	33,550
Christopher M. Franey	$500,000	29,138	13,691	36,075
Thomas H. Shortt	$380,000	22,145	10,405	27,417

The performance metrics that will be used for the first year of the 2012-2014 PSU award, as well as the third year of the 2010-2012 PSU award and second year of the 2011-2013 PSU award, will be revenue growth weighted at 50%, working capital 12-month average days sales of inventory (“DSI”) weighted at 25%, and working capital 12-month average days sales outstanding (“DSO”) weighted at 25% respectively, to determine the total potential award that could be accrued.  The Committee decided to deviate from the use of cash flow as a performance metric in 2012 believing that the pending merger with MCOP, if consummated, would create significant measurement challenges.  The Committee believes that working capital ratio improvement will be easier to measure and is also a significant driver to increasing cash flow and EBITDA growth.

	2012 Revenue Growth Target PSUs for the 2012-2014 LTIP Grant
Name	Threshold	Target	Maximum
Robert J. Keller	11,160	22,319	33,479
Boris Elisman	4,660	9,319	13,979
Neal V. Fenwick	2,796	5,592	8,388
Christopher M. Franey	3,007	6,013	9,020
Thomas H. Shortt	2,285	4,570	6,855

	2012 Working Capital DSI Target PSUs for the 2012-2014 LTIP Grant
Name	Threshold	Target	Maximum
Robert J. Keller	5,580	11,160	16,740
Boris Elisman	2,330	4,660	6,990
Neal V. Fenwick	1,398	2,796	4,194
Christopher M. Franey	1,504	3,007	4,511
Thomas H. Shortt	1,143	2,285	3,428

	2012 Working Capital DSO Target PSUs for the 2012-2014 LTIP Grant
Name	Threshold	Target	Maximum
Robert J. Keller	5,580	11,159	16,739
Boris Elisman	2,330	4,660	6,990
Neal V. Fenwick	1,398	2,796	4,194
Christopher M. Franey	1,504	3,007	4,511
Thomas H. Shortt	1,143	2,285	3,428

Timing of Stock Option and SSAR Awards

All awards of Company stock options and SSARs under the LTIP are granted with exercise prices not less than the average of the high and low trading price of the Company’s stock on the New York Stock Exchange on the date of the award, or the next trading day if the awards are made on a day when the Exchange is closed.  Annual awards of stock options or SSARs, to executive officers and other eligible management employees, if granted, are made at the Company’s regular meeting of the Board of Directors scheduled for the first quarter of the year, typically in the month of February, absent special circumstances.  Off-cycle (non-annual) awards may be made if the CEO and the Committee deem it necessary for newly-promoted employees, strategic new hires, or in other special or unique circumstances.  For off-cycle awards, the grant date will be the date the Committee approves any such award.

Stock Ownership Guidelines/Hedging Policies

To further align the executive officers’ interests with those of stockholders, the Company has adopted share ownership guidelines which apply to all executive officers and have been approved by the Committee, as shown below:

Executive Title	Multiple of Base Salary
Chief Executive Officer	6X
Chief Operating Officer	4.5X
CFO and Presidents	3X
Other Executives	2X

Stock counting towards ownership targets include shares held by the executive personally in both retirement and non-retirement accounts, shares beneficially owned through a trust, spouse and/or dependent child, unvested RSUs, accrued PSUs and unvested PSUs at target when awarded.  Executives are generally expected to achieve their respective ownership goals within five years of becoming an executive officer.

The Compensation Committee has the discretion to remedy any deficiency if ownership goals are not met on a timely basis.  Remedies may include providing a portion of annual incentive awards in Company stock or similar actions.  The Committee may also consider other factors, including general equity market conditions and the Company’s then-current stock price, when determining the need for any remedies.

Under our insider trading policy, our executives are prohibited from trading in the Company’s put, calls, options or similar securities or engaging in short sales of our stock.  As part of the Dodd-Frank Wall Street Reform and Consumer Protection Act, the SEC is scheduled to issue proposed rules later this year requiring disclosure in proxy materials of whether employees and directors are permitted to purchase financial instruments designed to hedge or offset a market value decrease of equity securities granted to them as compensation or otherwise held by them.  We intend to monitor the SEC rulemaking and revise our insider trading policy as appropriate.

Retirement Benefits

All of the Company’s named executive officers were participants in the Company’s tax-qualified 401(k) retirement savings plan during 2011.  The Company’s matching contribution of 4.5% (100% match on the first 3% of an employee’s contributions and 50% match on the next 3% of employee contributions) to the 401(k) plan are levels that management and the Committee consider to be market competitive and apply to all plan-participating employees, including named executive officers.  Theamount of benefits provided to the named executive officers in the form of 401(k) plan contributions are described in detail in the 2011 Summary Compensation Table.

In circumstances that the Committee has considered to be unique, and where it deemed such action to be in the Company’s best interests, it has in the past authorized the Company to enter into supplemental retirement agreements with certain of the Company’s named executive officers.  No such agreements were entered into in 2011.  The ACCO Brands Corporate Pension Plan for Salaried and Certain Hourly Paid Employees (the “ACCO Pension”) and the Company’s 2008 Amended and Restated Supplemental Retirement Plan (the “SRP”) were frozen in the first quarter of 2009.  As a result none of the executive officers that participate in the ACCO Pension or the SRP have accrued any additional benefits under those Plans since that time.  In line with the Committee’s overall philosophy of providing competitive retirement benefits, the Committee may, in the future, consider reinstating benefit accruals under the ACCO Pension and SRP or may consider the implementation of other forms of retirement benefits to be provided for the executive officers.

Employee Benefits

The employee medical and welfare benefits provided to executive officers are offered through broad-based plans available to all employees.  The Company also provides certain expatriate allowances, relocation expense reimbursements and tax equalization payments to employees, including any executive officer, assigned to work outside their home countries.  In those situations, the Company will reimburse the employee for any personal income taxes due on those items in accordance with the Company’s relocation policies in effect from time-to-time and will make tax equalization payments to the employee to ensure no greater tax burden is imposed on the employee resulting from his expatriate assignment.

Perquisites

The attributed costs to the Company and a description of personal benefits provided to the named executive officers are included in the “All Other Compensation” column of the 2011 Summary Compensation Table and related footnotes.  The Committee strives to limit the use of perquisites as an element of compensation for executive officers.  The Company does not gross–up income taxes for imputed income on the value of any executive officer perquisites that are not otherwise provided under a specific broad based plan, such as the relocation policies described above.

Employment and Severance Arrangements

The Company’s Executive Severance Plan (the “ESP”) is administered by the Committee and provides severance benefits to the Company’s executive officers and a limited number of other key executives in the event that their employment is terminated either involuntarily or voluntarily for good reason.  Executives will receive enhanced benefits if a termination of employment follows a change-in-control of the Company.  The change-in-control cash severance benefits are “double-triggered” meaning that both a change-in-control and an involuntary termination of employment or termination by the executive for “good reason” must occur to receive payment.  Management recommends potential participants to the Committee for their consideration and final approval.  All of the Company’s named executive officers currently participate in this Plan.  There are no individual employment contracts.

The ESP is intended to help the Company attract and retain executives in a talent marketplace where such employment protections are commonly offered.  The benefits provided by the Plan ease an executive’s transition due to an unexpected and involuntary employment termination due to changes in the Company’s employment needs.  The Committee believes that the existence of a severance plan helps executives to focus on maximizing shareholder value, with less concern for personal financial stability, in the event of a change-in-control.  Please refer to “Executive Compensation — Potential Payments and Benefits Upon Termination of Employment” and the related tables and footnotes for additional information concerning severance arrangements.

The Committee has determined that the pending merger of MCOP with the Company is not a “Change in Control” as that term is defined in the ESP.  However, the Committee recognizes that as a result of the merger it is possible that an executive officer could have his employment terminated due to redundancies that might be caused by the merger.  In such an event, the Committee may, in its sole discretion, decide to provide a terminated executive officer severance benefits in excess of the benefits provided for in the ESP in the event of an involuntary termination of employment.  For the Committee to consider providing any enhanced benefits, which would not exceed the amounts provided for a Change in Control event under the ESP, any such redundancy-related termination would have to occur within one-year following consummation of the merger.

Clawback and Recoupment Policy

We have a policy allowing ACCO Brands to recoup or “clawback” compensation paid or payable to executive officers in the event of a financial restatement.  Under the policy, executives who receive any incentive compensation are required to reimburse the Company in the event:

•
the amount was based upon the achievement of financial results that were subsequently the subject of an accounting restatement due to the material noncompliance with any financial reporting requirement under the federal securities laws;

•	the executive engaged in knowing or intentional fraudulent or illegal conduct that caused or partially caused the need for the restatement; and

•	a lower amount would have been paid to the executive based upon the restated results.

In such circumstances the Company will, to the extent practicable and permitted by governing law, seek to recover from the executive the amount by which the executive’s incentive payments exceeded the lower payment that would have been made based on the restated financial results.

The recently enacted Dodd-Frank Act requires companies to adopt a policy that, in the event the Company is required to prepare an accounting restatement due to material noncompliance with any financial reporting requirement, the Company will recover incentive compensation received by the executive prior to the accounting restatement resulting from erroneous financial data.  We will review our existing policy and make any necessary amendments once the final rules required to be issued under the Dodd-Frank Act are adopted.

Tax and Accounting Implications

Tax Deductibility

Section 162(m) of the Code limits the allowable tax deduction that we may take for compensation paid to the CEO and certain other executive officers.  We believe that compensation paid under our various incentive plans is generally fully deductible by the Company for federal income tax purposes.  However, in certain situations, the Committee may approve compensation that will not meet these requirements in order to ensure competitive levels of compensation for the named executive officers.  While there is no certainty that all executive compensation will be fully deductible under Section 162(m), efforts will be made to maximize its deductibility.  We believe that all AIP compensation earned by the Company’s executive officers was fully deductible for the year 2011.

REPORT OF THE COMPENSATION COMMITTEE

The Compensation Committee of the Board of Directors of ACCO Brands Corporation oversees the compensation programs of the Company on behalf of the Board.  In fulfilling its oversight responsibilities, the Committee reviewed and discussed with management of the Company the Compensation Discussion and Analysis included in this Form 10-K/A.

In reliance on the review and discussions referred to above, the Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 and in the proxy statement for the Company’s 2012 annual meeting of stockholders, each of which has been or will be filed with the SEC.

Members of the Compensation Committee: Norman H. Wesley (Chairperson) George V. Bayly Thomas Kroeger Sheila G. Talton

This report shall not be deemed to be incorporated by reference by any general statement incorporating by reference this Form 10-K/A into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, and shall not otherwise be deemed filed under such acts.

EXECUTIVE COMPENSATION

2011 Summary Compensation Table

The table below provides information regarding the total compensation paid or earned by each of Robert J. Keller, Chairman of the Board and Chief Executive Officer, Neal V. Fenwick, Executive Vice President and Chief Financial Officer; and the Company’s three other most highly compensated executive officers, for each of the fiscal years ended December 31, 2011, 2010 and 2009:

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)(2)	Option Awards ($)(1)	Non-Equity Incentive ($)(3)	Change in Pension ($)(4)	All Other Comp ($)(5)	Total ($)
Robert J. Keller
Chairman of the Board and Chief Executive Officer	2011	777,923	—	5,431,634	337,645	368,385	—	35,725	6,951,312
	2010	755,446	—	467,838	—	440,826	—	35,353	1,699,463
	2009	619,805	—	—	68,250	—	—	20,592	708,647
Boris Elisman
President and Chief Operating Officer	2011	525,000	—	697,433	183,260	189,420	18,000	27,599	1,640,712
	2010	424,942	—	162,819	—	157,260	14,000	27,527	786,548
	2009	349,971	—	—	31,500	—	18,000	18,974	418,445
Neal V. Fenwick
Executive Vice President and Chief FinancialOfficer	2011	446,164	—	459,895	120,890	130,793	259,575	34,885	1,452,202
	2010	435,431	—	169,218	—	162,048	236,214	34,626	1,037,537
	2009	363,095	—	—	31,500	—	1,444,000	26,949	1,865,544

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)(2)	Option Awards ($)(1)	Non-Equity Incentive ($)(3)	Change in Pension ($)(4)	All Other Comp ($)(5)	Total ($)
Christopher M. Franey
Executive Vice President and President, International and Kensington	2011	410,000		419,710	110,110	120,192	—	62,771	1,122,783
	2010	367,920	—	130,824	—	122,135	—	57,040	677,919
	2009	290,107	176,500(6)	—	21,000	—	—	122,298	609,905
Thomas H. Shortt
Executive Vice President and President, Product Strategy and Development	2011	409,375	—	419,710	110,110	120,008	—	27,063	1,086,266
	2010	393,462	—	152,865	—	146,447	—	32,676	725,450
	2009	260,192	—	—	26,250	—	—	476,184	762,626
_____________
(1)
The amounts in columns (e) and (f) reflect the aggregate grant date fair value for the fiscal year ended December 31 for each year shown that is attributable to stock and option awards made under the Company’s Amended and Restated 2011 Incentive Plan as determined in accordance with FASB ASC Topic 718.  Assumptions used in the calculation of these amounts are included in Note 5 to the Company’s audited financial statements for the fiscal year ended December 31 for each year shown included in the Company’s Annual Reports on Form 10-K filed with the Securities and Exchange Commission.

(2)
The amounts in column (e) also include the grant date fair value of RSUs and PSUs granted in 2011.  These awards are described in more detail in the footnotes to the tables in “Grants of Plan-Based Awards” and the “Outstanding Equity Awards at Fiscal Year End”.  The values of the PSUs shown in this table are the target payout levels, based on the probable outcome of the performance conditions, determined as of the grant date.  The maximum value of the PSUs granted in 2011 would equal 150% of the target award.  Mr. Keller’s maximum potential 2011 PSU award value would be $1,394,420; for Messrs. Elisman, Fenwick, Franey and Shortt, the maximum potential 2011 PSU award values would be $756,818, $499,634, $455,430, and $455,430 respectively.

(3)
The amounts shown include the annual incentive award earned under the AIP by each of the named executive officers for the year 2011, which was paid at 45.1% of the target award opportunity.  The 2011 one-year measurement cycle of the three-year 2010 LTIP cash award resulted in no accrual for 2011.  See “Compensation Discussion and Analysis—Long-term Incentive Awards for 2010-2012 Performance Period.”  For 2010, the amounts shown include the annual incentive award earned under the AIP by each of the named executive officers for that year and the amount earned for the one-year measurement cycle of the three-year 2010 LTIP cash award, which was accrued at 98.8% of target.  For 2009, the amount listed represents the amount of the AIP award earned by each named executive officer under the AIP for that year.

(4)
The amounts listed represent the aggregate change in actuarial present value during each year shown for the named executive officer’s accumulated benefit provided under the ACCO Pension, SRP and, as to Mr. Fenwick, the retirement agreements described under “Pension Benefits.” None of the named executive officers earned any preferential amounts on their accounts in the nonqualified deferred compensation plans of which they are a participant.  Messrs. Keller, Shortt, and Franey were not eligible to participate in the ACCO Pension and SRP at the time both plans were frozen, as they did not meet the minimum service requirement of the plans.  During 2009, the accumulated benefit for Mr. Fenwick increased due to an increase in the inflation rate, a decrease in the discount rate, and an increase in the foreign exchange rate used in the actuarial present value calculation, which caused the significant change for that year.  Further details about these plans are detailed under “Pension Benefits” and “Nonqualified Deferred Compensation” below.

(5)	The following table provides details about each component of the “All Other Compensation” column in the 2011 Summary Compensation Table.

	Automobile Allowance ($)	Company Contributions to Defined Contribution Plans ($)(a)	Tax Gross Ups, Tax Equalization and Relocation Expenses ($)(b)	Miscellaneous Perquisites ($)	Total ($)
Mr. Keller	15,996	11,025	—	8,704(c)	35,725
Mr. Elisman	13,992	11,025	—	2,582(c)	27,599
Mr. Fenwick	13,992	11,025	—	9,868(d)	34,885
Mr. Franey	13,992	11,025	33,685	4,069(c)	62,771
Mr. Shortt	13,992	11,025	—	2,046(c)	27,063
____________
(a)	The amounts represent the Company’s 2011 contribution to the tax-qualified 401(k) savings plan account for each of the named executive officers.
(b)
This amount represents the incremental cost incurred by the Company in connection with Mr. Franey’s expatriate assignment in the United Kingdom.  Included in this amount is $12,039 for income and payroll tax gross ups.

(c)	Represents the cost to the Company for premiums paid on excess Long-term Disability and Group Term Life Insurance.

(d)
Represents the costs to the Company of personal benefits and perquisites for Mr. Fenwick, including premiums paid on excess long-term disability and group term life insurance, income tax preparation fees, and personal travel for himself and family members.

(6)	This amount includes a $76,500 sign-on bonus paid in conjunction with Mr. Franey joining the company and a $100,000 discretionary bonus awarded and paid for the year 2009.

Grants of Plan-Based Awards

The following table sets forth information concerning each grant of an award made to a named executive officer under any of the Company’s incentive plans during the fiscal year ended December 31, 2011.

Name	Grant Date for Awards	Estimated Future Payouts under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts under Equity Incentive Plan Awards(2)			All Other Stock Awards: Number of Shares of Stock or Units#(3)	All Other Option Awards: Number of Securities Underlying Options #(4)	Exercise or Base Price of Option Awards ($/Share)(5)	Grant Date Fair Value of Stock and Option Awards ($)(6)
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Robert J. Keller	02/24/11	206,325	825,300	1,650,600							—
	05/18/11				52,050	104,100	156,150				929,613
	05/18/11							539,700			4,502,021
	05/18/11								87,700	8.93	337,645
Boris Elisman	02/24/11	105,000	420,000	840,000	28,250	56,500	84,750	21,600	47,600	8.93	—
	05/18/11										504,545
	05/18/11										192,888
	05/18/11										183,260
Neal V. Fenwick	02/24/11	73,125	292,500	585,000							—
	05/18/11				18,650	37,300	55,950				333,089
	05/18/11							14,200			126,806
	05/18/11								31,400	8.93	120,890
Christopher M. Franey	02/24/11	66,625	266,500	533,000							—
	05/18/11				17,000	34,000	51,000				303,620
	05/18/11							13,000			116,090
	05/18/11								28,600	8.93	110,110
Thomas H. Shortt	02/24/11	66,625	266,500	533,000							—
	05/18/11				17,000	34,000	51,000				303,620
	05/18/11							13,000			116,090
	05/18/11								28,600	8.93	110,110
_____________
(1)
The amounts shown were the potential AIP earnings for 2011 at threshold, target and maximum performance.  The actual amounts of AIP awards for 2011 are included in column g of the Summary Compensation Table and further described in footnote (3) thereto.

(2)
Represents the threshold, target and maximum number of PSUs granted in 2011 to be earned based on achievement of performance metrics established by the Board of Directors annually for each year of the 2011-2013 three-year performance period.  Any awards earned for each of the first two years are accrued and do not vest until completion of the three-year performance period.

(3)
Reflects RSUs which vest on the third anniversary date of the grant and for Mr. Keller includes a special retention award of 500,000 RSUs which vests on January 2, 2015, unless otherwise accelerated.  See “Compensation Discussion and Analysis—Special Retention Award for Mr. Keller.”

(4)	Amounts shown represent unqualified stock options awarded under the LTIP.
(5)
The exercise price per share of each stock option award equals the average of the high and low sales price of a share of Company common stock on the date of grant as reported on the New York Stock Exchange.

(6)	Amounts represent the grant date fair value of each equity award granted in 2011 in accordance with FAS 123 (R).

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information concerning unexercised stock options and stock settled stock appreciation rights, restricted stock units that have not vested and equity incentive plan awards as of December 31, 2011 for each of the executive officers named in the 2011 Summary Compensation Table.

	Option and SSAR Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) or SSARs Exercisable	Number of Securities Underlying Unexercised Options (#) or SSARs Unexercisable(1)	Option or SSARs Exercise Price ($)	Option or SSARs Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares of Units That Have Not Vested ($)(3)	Equity Incentive Plan Awards: Number of Unearned Units That Have Not Vested (#)(4)	Equity Incentive Plan Awards: Market Value of Unearned Units That Have Not Vested ($)(3)
Robert J. Keller	—	87,700	8.93	5/18/2017	500,000(5)	4,825,000	45,667	440,687
	—	108,333(2)	0.81	2/25/2016	39,700(6)	383,105
	105,000	—	2.59	11/7/2015	23,000(7)	221,950
					32,900(9)	317,485
					17,350(10)	167,428
Boris Elisman	—	47,600	8.93	5/18/2017	21,600(6)	208,440	22,650	218,573
	100,000	50,000(2)	0.81	2/25/2016	11,000(8)	106,150
	21,400	—	14.02	4/6/2015	11,450(9)	110,493
	7,000	—	21.49	3/15/2014	9,417(10)	90,874
	40,000	—	22.68	12/6/2012
	39,877	—	19.59	11/28/2014
Neal V. Fenwick	—	31,400	8.93	5/18/2017	14,200(6)	137,030	16,400	158,260
	100,000	50,000(2)	0.81	2/25/2016	11,000(8)	106,150
	21,400	—	14.02	3/18/2015	11,900(9)	114,835
	14,500	—	21.49	3/15/2014	6,217(10)	59,994
	90,000	—	22.68	12/6/2012
	71,780	—	18.25	10/27/2014
	39,877	—	14.42	9/28/2013
	20,400	—	12.32	9/22/2012
Christopher M. Franey	—	28,600	8.93	5/18/2017	13,000(8)	125,450	14,400	138,960
	66,667	33,333(2)	0.81	2/25/2016	4,530(8)	43,715
	9,600	—	14.02	12/10/2015	9,200(9)	88,780
					5,667(10)	54,687
Thomas H. Shortt	—	28,600	8.93	5/18/2017	13,000(6)	125,450	14,916	143,939
	83,333	41,667(2)	1.09	3/31/2016	10,751(9)	103,747
					5,667(10)	54,687
_____________
(1)
Unless otherwise noted, stock option and stock-settled stock appreciation awards vest ratably over the first three anniversaries of their original grant dates.  Un-exercisable stock options and SSARs would accelerate and become immediately exercisable upon the death or disability of the named executive officer or upon a change-in-control.

(2)	Award is in the form of SSARs.
(3)	Reflects the value as calculated based on the $9.65 closing price of the Company’s common stock on December 30, 2011.
(4)
These amounts consist of unearned PSUs for the remainder of the respective 2010-2012 and 2011-2013 performance periods at a threshold level of performance.  The vesting of these unearned PSUs could accelerate under the following circumstances:

Event	Result
Involuntary termination	Award would vest pro-rata, provided that the termination occurs after June 30 of the last year of the three-year performance grant cycle.
Retirement	Award would vest pro-rata.
Death, Disability or Change-in-Control	Award would fully vest.

(5)
Time vested restricted stock units that vest and convert into the right to receive an equal number of shares of the Company’s common stock on January 2, 2015 provided Mr. Keller remains an employee of the company at that time.  The vesting of these stock units could accelerate under the following circumstances:

Event	Result
Involuntary Termination	Award would fully vest provided the termination occurs following the pending merger with MCOP.
Retirement	Award would not vest.
Death, Disability or Change-in-Control	The award would fully vest.

(6)
Time vested restricted stock units that vest and convert into the right to receive an equal number of shares of the Company’s common stock on May 18, 2014 provided the named executive officer remains and employee of the Company at that time.  The vesting of these stock units could accelerate under the following circumstances and conditions.

Event	Result
Involuntary termination	Award would be prorated to date of separation.
Retirement	Award would vest pro-rata.
Death, Disability or Change-in-Control	Award would fully vest.

(7)
Time vested restricted stock units that vest and convert into the right to receive an equal number of shares of the Company’s common stock on November 7, 2012 provided Mr. Keller remains in the employ of the Company at that time.  The vesting of these stock units could accelerate under same conditions as described in footnote (6) above.

(8)
Time vested restricted stock units that vest and convert into the right to receive an equal number of shares of the Company’s common stock on March 19, 2012 for Messrs. Fenwick and Elisman and December 10, 2012 for Mr. Franey, provided the named executive officer remains an employee of the Company at that time.  The vesting of these stock units could accelerate as discussed in the footnote (6) above.

(9)
Represents PSUs from the 2010-2012 grant that have been earned based on 2010 and 2011 performance and will vest and convert into an equal number of shares of the Company’s common stock on December 31, 2012, provided that the officer remains in the employ of the Company as of that date.  Under the events described in footnote (4) above, earned PSUs may become fully vested, except in the case of an involuntary termination that occurs prior to June 30 of the third year of the three-year performance cycle.

(10)
Represents PSUs from the 2011-2013 grant that have been earned based on 2011 performance and will vest and convert into an equal number of shares of the Company’s common stock on December 31, 2013 provided that the officer remains in the employ of the Company as of that date.  Under the events described in footnote (4) above, earned PSUs may become fully vested, except in the case of an involuntary termination that occurs prior to June 30 of the third year of the three-year performance cycle.

2011 Option Exercises and Stock Vested

The following table describes the number of shares acquired and the dollar amounts realized by named executive officers during the most recent fiscal year on vesting of restricted stock and exercise of SSARs.  There was no exercise of stock options or vesting of PSUs by any of the named executive officers for the fiscal year ended December 31, 2011.

Name	SSAR Awards Number of Shares Acquired on Exercise (#)	SSAR Awards Value Realized on Exercise ($)(3)	Stock Awards Number of Shares Acquired on Vesting (#)	Stock Awards Value Realized on Vesting ($)(3)
Robert J. Keller	216,667	837,418(1)	15,000(2)	105,975
Boris Elisman	—	—	3,500(2)	30,905
Neal V. Fenwick	—	—	6,000(2)	52,980
Christopher M. Franey	—	—	—	—
Thomas H. Shortt	—	—	—	—
_____________
(1)	The value realized represents the difference between the strike price of the SSAR and the fair market value of the Company’s common stock on the date of exercise.
(2)
The value realized on the vesting of stock awards is the fair market value of our common stock at the time of vesting.  For Mr. Keller, these RSUs were granted November 7, 2008 and vested November 7, 2011; for Messrs. Elisman and Fenwick, these RSUs were granted on March 16, 2007 and vested March 16, 2011.

(3)
The fair market value of our common stock used for purposes of this table is the average of the high and low share trade prices of the underlying stock on the date of exercise or vesting as the case may be as reported on the New York Stock Exchange.

PENSION BENEFITS

Name	Plan Name	Years of Credited Service (1) (#)	Present Value of Accumulated Benefit(2) ($)	Payments During Last Fiscal Year ($)
Robert J. Keller	ACCO Pension	—	—	—
	Supplemental Pension	—	—	—
Boris Elisman	ACCO Pension	4	59,000	—
	Supplemental Pension	4	56,000	—
Neal V. Fenwick	ACCO Europe Pension	22	3,370,629	—
	ACCO Pension	3	48,000	—
	Supplemental Pension	3	59,000	—

	Retirement Agreement	3	102,000	—
Christopher M. Franey	ACCO Pension	—	—	—
	Supplemental Pension	—	—	—
Thomas H. Shortt	ACCO Pension	—	—	—
	Supplemental Pension	—	—	—
_____________
(1)
The Pension Benefits table provides information regarding the number of years of credited service, the present value of accumulated benefits, and any payments made during the last fiscal year with respect to the ACCO Pension, the Company’s 2008 Amended and Restated Supplemental Retirement Plan (“Supplemental Pension”), the ACCO Europe Pension Plan (“ACCO Europe Pension”), and the retirement agreement for Mr. Fenwick.

(2)
Amounts reported above as the actuarial present value of accumulated benefits under the ACCO Pension and the Supplemental Pension are computed using the interest and mortality assumptions that the Company applies to amounts reported in its financial statement disclosures, and are assumed to be payable at age 65.  The interest rate assumption is 5.01% for both plans.  The mortality table assumption for the ACCO Pension is the 2011 Static Table for Annuitants per section 1.430(h)(3)-1(e) of the Internal Revenue Code for healthy lives.  The mortality table assumption for the Supplemental Pension is the same.  Amounts reported above as the actuarial present value of accumulated benefit for Mr. Fenwick under the ACCO Europe Pension assumes an interest rate of 4.7%, an inflation rate of 2.5%, an exchange rate (as of December 31, 2011) of $ 1.5391 to One British Pound and utilizes the PCMA00 Base table with Year-of-Birth Medium Cohort improvements and a 1% floor.  Amount reported as the actuarial present value of accumulated benefit for Mr. Fenwick under his retirement agreement is computed using the same U.S. mortality and interest assumptions as apply under his respective U.S. pension plans, above, net of the applicable offset for those other benefits provided under his retirement agreement.

The ACCO Pension is a broad-based, tax-qualified defined benefit pension plan, which provides a monthly cash benefit upon retirement to eligible employees of the Company.  In general, eligible employees include all salaried and certain hourly paid employees (regularly scheduled to work at least twenty hours per week) of the Company, except leased employees, independent contractors, certain collectively-bargained employees, and employees accruing benefits under an affiliated company foreign pension plan.  Employees must complete one year of service to participate in the ACCO Pension and five years of service to vest in the benefit.  The determination of benefits under the ACCO Pension is based upon years of credited service with the Company and its participating U.S. subsidiaries and the average of the highest five consecutive years of earnings within the last ten years of vesting service.  “Eligible Earnings” include base pay and certain regularly occurring bonuses, but do not include amounts that have been deferred and, for years of credited service prior to 2002, annual bonuses.  All benefit service and accruals for benefits under the ACCO Pension and the Supplemental Pension (described below) have been frozen as of March 6, 2009.  As a result no additional benefits will accrue from that date for any of the named executive officers unless action is taken by the Board of Directors to reinstate any such benefits.

The Supplemental Pension is an unfunded nonqualified defined benefit pension plan which covers compensation and benefit amounts in excess of the Internal Revenue Code’s qualified plan limits in the ACCO Pension, and taking into account in determining benefits any compensation amounts deferred under the Company’s former deferred compensation plan.  None of the named executive officers participated in that plan.  Otherwise, the provisions of the Supplemental Pension are generally the same as those of the ACCO Pension.  Participants in the Supplemental Pension may separately elect from the optional forms of payment of benefits available under the ACCO Pension other than a lump-sum.  Certain other restrictions on payment apply to the Supplemental Pension, consistent with the requirements of Internal Revenue Code Section 409A.

Benefits under the ACCO Pension and Supplemental Pension are calculated in the following manner:  A participant’s benefit for credited service accrued prior to January 1, 2002 equals the product of (A) his years of credited service multiplied by (B) the sum of (i) 0.75% of Eligible Earnings up to the participant’s applicable Social Security-covered compensation amount, plus (ii) 1.25% of the participant’s final Eligible Earnings in excess of the participant’s applicable Social Security-covered compensation amount (up to a maximum of thirty years).  The participant’s benefit for credited service accrued since January 1, 2002 equals the product of (C) his years of credited service multiplied by (D) 1.25% of the participant’s final average Eligible Earnings, except that for years of credited service since January 1, 2007, the annual benefit accrual rate is 1.00% instead of 1.25%.  As described above for the year 2009, Eligible Earnings and credited service will be determined as of March 6, 2009 unless subsequent action to reinstate benefit accruals is taken by the Compensation Committee of the Board of Directors.  Participants are fully vested in benefits after five years of service, with no vesting prior to that date.  None of the above named executives are entitled to additional credited service other than that which has been earned during their employment.

Several forms of benefit payments are available under the ACCO Pension and the Supplemental Pension.  The Pension Plan offers a single life annuity option, 5 and 10-year period certain and life annuity options, 50%, 75% and 100% joint and contingent beneficiary options, and a social security benefit adjustment option.  Minimum lump-sum distributions of benefits are available if less than or equal to $1,000.  The payout option must be elected by the participant before benefit payments begin.  Each option available under the Pension Plan is actuarially equivalent.

Normal retirement benefits commence at age 65.  Under the ACCO Pension and Supplemental Pension, early retirement benefit payments are available in an actuarially reduced amount to participants upon attainment of age 55 and completion of at least five years of vesting service.  The ACCO Pension and Supplemental Pension both recognize prior service with Fortune Brands, Inc. and other companies previously related to the Company, for periods before the spin-off of the Company on August 16, 2005, for vesting purposes.

Mr. Fenwick is also entitled to a pension benefit under the ACCO Europe Pension in which he participated until April 1, 2006.  The ACCO Europe Pension is a broad-based, defined benefit pension plan which provides a benefit upon retirement to eligible employees of ACCO UK Limited and certain other European subsidiaries of the Company.  Mr. Fenwick was eligible to participate in the ACCO Europe Pension Plan based on his prior European employment with the Company.  Benefits are payable upon retirement at or after age 62 with twenty years of credited service, as a single life annuity, in an amount equal to two-thirds (2/3) of Mr. Fenwick’s final Pensionable Earnings while a participant in this plan.  Pensionable Earnings are defined as Mr. Fenwick’s base salary for the preceding full year prior to April 1, 2006 together with the average annual bonus paid for the preceding three years.  Benefits under this plan are based on the higher of (1) pensionable earnings for the full year immediately prior to April 1, 2006, or (2) the average of any three consecutive years of pensionable earnings in the last ten years prior thereto.  Mr. Fenwick is fully vested in this benefit.  He became eligible for early retirement under this plan upon attainment of age 50 in 2011.

Mr. Fenwick has entered into a retirement agreement with the Company that provides him a supplemental retirement benefit based on credit for his service prior to April 1, 2006 with predecessors of the Company and its then-affiliates while participating as an employee of the Company’s United Kingdom subsidiary.  Under the retirement agreement, Mr. Fenwick is entitled to a supplemental nonqualified benefit upon retirement over and above what is provided them under the Company’s defined benefit pension plans.  The benefit provided under the retirement agreement equals the excess of (i) a tentative benefit under the Company’s defined benefit pension plans, as described above, computed based on his combined service with the Company and its non-participating then-affiliates but applying the Company Pension accrual rate as in effect on January 1, 2007 (1.00% per year of service, as described above) over (ii) the sum of the actual benefit amounts due to him from such Company and then-affiliate pension plans in respect of his participation in such plans.  In each case, the benefit is expressed as an unreduced single life annuity payable at an age 65 normal retirement age.

See also “Retirement Benefits” in the Compensation Discussion and Analysis section of this Proxy Statement for additional discussion of the Company’s defined benefit and other retirement plans.

POTENTIAL PAYMENTS UPON TERMINATION OR A CHANGE-IN-CONTROL

The Company does not have written employment agreements with any of its executive officers.  Although the Company has entered into a severance and change-in-control agreement with one executive officer, none of the named executive officers are covered by any such agreement.  Executive officers, including the named executive officers, are covered by the Company’s Executive Severance Plan at December 31, 2011 and continue to be so covered as of the date of this Proxy Statement.

The Company’s Executive Severance Plan provides the named executive officers the following payments and benefits upon (i) an involuntary termination without “cause” and (ii) voluntary termination for “good reason” or involuntary termination without “cause” within 24 months after (and in certain circumstances preceding) a change-in-control:

•
Involuntary Termination:  24 months of base salary and two years of target bonus for the year of separation for Mr. Keller and 21 months of base salary, one year of target bonus for each of the other named executive officers.

•
Change in Control Termination:  2.99 times base salary plus 2.99 times bonus for the year of separation for Mr. Keller and 2.25 times base salary plus 2.25 times bonus for the year of separation for each of the other named executive officers.  The bonus amount is based on the greater of (i) a target bonus for the year of the named executive officer’s termination, or (ii) the bonus that would be paid using the Company’s most recent financial performance outlook report that is available as of the named executive officer’s termination date.  The executive would also receive a pro-rata annual bonus for the year of the executive’s  termination up through and including the termination effective date based on the greater of the latest projected performance level of the Company for that year or the target award.

•	Outplacement services for an amount not to exceed $60,000 for Mr. Keller and $30,000 for each other named executive officer.

•
Gross-up payment for any “golden parachute” excise tax that may be payable by them under Section 4999 of the Internal Revenue Code, plus any income and employment taxes on the gross-up payment, with respect to the severance payments and other benefits due to them (whether under the Executive Severance Plan or otherwise), unless the amount of any “excess parachute payments” paid or payable by them does not exceed 330% of the executive’s “base pay” as determined pursuant to Section 280G of the Internal Revenue Code, in which case the gross-up payment is not paid and the severance and other golden parachute payments would be reduced so that no amount would constitute an “excess parachute payment” for purposes of Sections 280G and 4999 of the Internal Revenue Code; and

•
Any amounts payable under the Executive Severance Plan are reduced by amounts payable to a named executive officer under any other severance plan applicable to the executive or agreement that has been entered into between the Company and the executive.

Medical and other welfare benefits continue for the executive’s severance period on the same cost-sharing basis as if employment had not terminated.  No severance or change-in-control payments would be made until the named executive officer executes a release waiving any and all claims the executive may have against the Company.

The following tables set forth for each named executive officer the estimated payments and other benefit amounts that would have been received by the named executive officer or his estate if his employment had terminated on December 31, 2011, under the following circumstances:

•	termination by the executive for retirement;

•	termination by the Company without cause; or

•
following (or in certain circumstances preceding) a change-in-control, a termination by the Company without “cause” or by the executive for “good reason”; or termination as a result of death or disability.

No enhanced benefits would be provided to an executive if a termination was involuntary for cause or voluntary (except in the case of a retirement) except at the discretion of the Board of Directors.

In preparing the tables it is assumed that the named executive officer has no earned but unpaid salary or accrued and unused vacation benefits at the time of termination and that the values reflect compensation in addition to what they would have earned had the described event not occurred.

Robert J. Keller

	Termination by Executive for Retirement	Termination by Company without cause	Termination by the Company without cause or by the executive for “good reason” following a change in control	Death or Disability
Payments and Benefits Compensation:
Cash severance(1)	$—	$3,222,600	$4,817,787	$—
Annual incentive(1)	—	825,300	825,300	—
Benefits:
Continuation of benefits(2)	—	18,258	27,296	—
Outplacement services	—	60,000	60,000	—
Additional 401(k) Plan Contributions(3)	—	—	32,965	—
Long-Term Incentive Awards Acceleration:
Value of Stock Options and SSARs(4)	13,079	—	1,020,808	970,743
Value of Restricted Stock Units(5)	1,316,241	1,316,241	5,430,055	1,363,632
Value of Performance Share Units(6)	484,913	—	1,912,795	484,913
Value of Long-Term Cash Awards(7)	224,013	—	904,213	450,746
Federal Excise Tax and Gross-up(8)	—	—	5,209,802	—
Total	$2,038,246	$5,442,399	$$20,241,021	$3,270,034
_____________

(1)	The cash severance represents base salary and incentive opportunity at target performance. Assumes a base salary of $786,000; a 2011 target bonus of 105% of bonus eligible earnings.
(2)	Represents the approximate value of the employer subsidy to broad-based employee benefit plans for the executive’s benefit during the severance period.
(3)	Represents 2.99 x the maximum annual Company contribution to Mr. Keller’s account under the Company’s 401(k) Plan.
(4)
Reflects the excess of the fair market value as of December 31, 2011 of the underlying shares over the exercise price of all unvested options and SSARs, the vesting of which accelerates in connection with the specified event.

(5)	Reflects the fair market value as of December 31, 2011 of the shares underlying all unvested restricted stock units which vest in connection with the specified event.
(6)	Reflects the unvested fair market value as of December 31, 2011 of the shares underlying unvested performance share units which would vest in connection with the specified event.
(7)	Reflects unvested long-term cash incentives as of December 31, 2011 which would vest in connection with the specified event.
(8)	Upon a change-in-control of the Company, Mr. Keller may be subject to certain excise taxes pursuant to Section 4999 of the Internal Revenue Code of 1986, as discussed above.

Boris Elisman

	Termination by Executive for Retirement	Termination by Company without cause	Termination by the Company without cause or by the executive for “good reason” following a change in control	Death or Disability
Payments and Benefits Compensation:
Cash severance(1)	$—	$1,338,750	$2,126,250	$—
Annual incentive(1)	—	420,000	420,000	—
Benefits:
Continuation of benefits(2)	—	21,806	28,036	—
Outplacement services	—	30,000	30,000	—
Additional 401(k) Plan Contributions(3)	—	—	24,806	—
Pension enhancement(4)	—	—	56,000	—
Long-Term Incentive Awards Acceleration:
Value of Stock Options and SSARs(5)	7,098	—	476,272	449,098
Value of Restricted Stock Units(6)	143,592	143,592	314,590	149,324
Value of Performance Share Units(7)	201,367	—	893,918	201,367
Value of Long-Term Cash Awards(8)	77,987	—	314,787	156,921
Federal Excise Tax and Gross-up(9)			1,882,303
Total	$430,044	$1,954,148	$6,566,962	$956,710
_____________
(1)	The cash severance represents base salary and incentive opportunity at target performance. Assumes a base salary of $525,000; a 2011 target bonus of 80% of bonus eligible earnings.
(2)	Represents the approximate value of the employer subsidy to broad-based employee benefit plans for the executive’s benefit during the severance period.
(3)	Represents 2.25 x the maximum annual Company contribution to Mr. Elisman’s account under the Company’s 401(k) Plan.
(4)
Represents the additional benefit, payable under the SERP, computed using the interest and mortality assumptions that the Company applies to amounts reported in its financial statement disclosures, and are assumed to be payable at age

65.  The interest rate assumption is 4.7%.  The mortality table assumption is the 2011 Static Table for Annuitants per section 1.430(h)(3)-1(e) of the Internal Revenue Code for healthy lives.
(5)
Reflects the excess of the fair market value as of December 31, 2011 of the underlying shares over the exercise price of all unvested options and SSARs, the vesting of which accelerates in connection with the specified event.

(6)	Reflects the fair market value as of December 31, 2011 of the shares underlying all unvested restricted stock units which vest in connection with the specified event.
(7)	Reflects the unvested fair market value as of December 31, 2011 of the shares underlying unvested performance share units which would vest in connection with the specified event.
(8)	Reflects unvested long-term cash incentives as of December 31, 2011 which would vest in connection with the specified event.
(9)	Upon a change-in-control of the Company, Mr. Elisman may be subject to certain excise taxes pursuant to Section 4999 of the Internal Revenue Code of 1986, as discussed above.

Neal V. Fenwick

	Termination by Executive for Retirement	Termination by Company without cause	Termination by the Company without cause or by the executive for “good reason” following a change in control	Death or Disability
Payments and Benefits Compensation:
Cash severance(1)	$—	$1,080,000	$1,670,625	$—
Annual incentive(1)	—	292,500	292,500	—
Benefits:
Continuation of benefits(2)	—	21,806	28,036	—
Outplacement services	—	30,000	30,000	—
Additional 401(k) Plan Contributions(3)	—	—	24,806	—
Pension enhancement(4)	—	—	161,000	—
Long-Term Incentive Awards Acceleration:
Value of Stock Options and SSARs(5)	4,683	—	464,608	446,683
Value of Restricted Stock Units(6)	128,808	128,808	243,180	134,540
Value of Performance Share Units(7)	174,829	—	687,891	174,829
Value of Long-Term Cash Awards(8)	80,818	—	326,218	162,818
Federal Excise Tax and Gross-up(9)	—	—	1,363,012	—
Total	$389,138	$1,553,114	$5,291,876	$918,670
_____________
(1)	The cash severance represents base salary and incentive opportunity at target performance. Assumes a base salary of $450,000; a 2011 target bonus of 65% of bonus eligible earnings.
(2)	Represents the approximate value of the employer subsidy to broad-based employee benefit plans for the executive’s benefit during the severance period.
(3)	Represents 2.25 x the maximum annual Company contribution to Mr. Fenwick’s account under the Company’s 401(k) Plan.
(4)
Represents the additional benefit, payable under the SERP, as well as a special retirement agreement, computed using the interest and mortality assumptions that the Company applies to amounts reported in its financial statement disclosures, and are assumed to be payable at age 65.  The interest rate assumption is 4.7%.  The mortality table assumption is the 2011 Static Table for Annuitants per section 1.430(h)(3)-1(e) of the Internal Revenue Code for healthy lives.
(5)
Reflects the excess of the fair market value as of December 31, 2011 of the underlying shares over the exercise price of all unvested options and SSARs, the vesting of which accelerates in connection with the specified event.

(6)	Reflects the fair market value as of December 31, 2011 of the shares underlying all unvested restricted stock units which vest in connection with the specified event.
(7)	Reflects the unvested fair market value as of December 31, 2011 of the shares underlying unvested performance share units which would vest in connection with the specified event.
(8)	Reflects unvested long-term cash incentives as of December 31, 2011 which would vest in connection with the specified event.
(9)	Upon a change-in-control of the Company, Mr. Fenwick may be subject to certain excise taxes pursuant to Section 4999 of the Internal Revenue Code of 1986, as discussed above.

Christopher M. Franey

	Termination by Executive for Retirement	Termination by Company without cause	Termination by the Company without cause or by the executive for “good reason” following a change in control	Death or Disability

Payments and Benefits Compensation:
Cash severance(1)	$—	$984,000	$1,522,125	$—
Annual incentive(1)	—	266,500	266,500	—
Benefits:
Continuation of benefits(2)	—	15,976	20,540	—
Outplacement services	—	30,000	30,000	—
Additional 401(k) Plan Contributions(3)	—	—	24,806	—
Long-Term Incentive Awards Acceleration:
Value of Stock Options and SSARs(4)	4,265	—	315,058	298,731
Value of Restricted Stock Units(5)	59,357	59,357	169,165	69,702
Value of Performance Share Units(6)	143,467	—	589,944	143,467
Value of Long-Term Cash Awards(7)	62,211	—	251,109	125,177
Federal Excise Tax and Gross-up(8)	—	—	1,413,226	—
Total	$269,300	$1,355,833	$4,602,473	$637,077
_____________
(1)	The cash severance represents base salary and incentive opportunity at target performance. Assumes a base salary of $410,000; a 2011 target bonus of 65% of bonus eligible earnings.
(2)	Represents the approximate value of the employer subsidy to broad-based employee benefit plans for the executive’s benefit during the severance period.
(3)	Represents 2.25 x the maximum annual Company contribution to Mr. Franey’s account under the Company’s 401(k) Plan.
(4)
Reflects the excess of the fair market value as of December 31, 2011 of the underlying shares over the exercise price of all unvested options and SSARs, the vesting of which accelerates in connection with the specified event.

(5)	Reflects the fair market value as of December 31, 2011 of the shares underlying all unvested restricted stock units which vest in connection with the specified event.

(6)	Reflects the unvested fair market value as of December 31, 2011 of the shares underlying unvested performance share units which would vest in connection with the specified event.
(7)	Reflects unvested long-term cash incentives as of December 31, 2011 which would vest in connection with the specified event.
(8)	Upon a change-in-control of the Company, Mr. Franey may be subject to certain excise taxes pursuant to Section 4999 of the Internal Revenue Code of 1986, as discussed above.

Thomas H. Shortt

	Termination by Executive for Retirement	Termination by Company without cause	Termination by the Company without cause or by the executive for “good reason” following a change in control	Death or Disability
Payments and Benefits Compensation:
Cash severance(1)	$—	$984,000	$1,522,125	$—
Annual incentive(1)	—	266,500	266,500	—
Benefits:
Continuation of benefits(2)	—	—	—	—
Outplacement services	—	30,000	30,000	—
Additional 401(k) Plan Contributions(3)	—	—	24,806	—
Long-Term Incentive Awards Acceleration:
Value of Stock Options and SSARs(4)	4,265	—	388,928	372,601
Value of Restricted Stock Units(5)	25,987	25,987	125,450	25,987
Value of Performance Share Units(6)	158,434	—	624,848	158,434
Value of Long-Term Cash Awards(7)	73,047	—	294,847	146,980
Federal Excise Tax and Gross-up(8)	—		1,245,810
Total	$261,733	$1,306,487	$4,523,314	$704,002
_____________
(1)	The cash severance represents base salary and incentive opportunity at target performance. Assumes a base salary of $410,000; a 2011 target bonus of 65% of bonus eligible earnings.
(2)	Mr. Shortt did not elect to participate in the Company’s welfare benefit plans in 2011, and would not be eligible for those benefits upon termination of his employment.
(3)	Represents 2.25 x the maximum annual Company contribution to Mr. Shortt’s account under the Company’s 401(k) Plan.
(4)
Reflects the excess of the fair market value as of December 31, 2011 of the underlying shares over the exercise price of all unvested options and SSARs, the vesting of which accelerates in connection with the specified event.

(5)	Reflects the fair market value as of December 31, 2011 of the shares underlying all unvested restricted stock units which vest in connection with the specified event.
(6)	Reflects the unvested fair market value as of December 31, 2011 of the shares underlying unvested performance share units which would vest in connection with the specified event.
(7)	Reflects unvested long-term cash incentives as of December 31, 2011 which would vest in connection with the specified event.
(8)	Upon a change-in-control of the Company, Mr. Shortt may be subject to certain excise taxes pursuant to Section 4999 of the Internal Revenue Code of 1986, as discussed above.

DIRECTOR COMPENSATION

Cash Compensation.  Each non-employee director of ACCO Brands is paid an annual retainer of $63,000 for services as a director and receives an attendance fee of $1,500 for each meeting of the Board of Directors attended and for attendance at each meeting of a committee of the Board of Directors on which such director serves.  The annual retainer was increased to $63,000 from $60,000 in May, 2011.  This was the first increase in the annual retainer since the Company became public in August, 2005.  Committee chairpersons receive additional annualized fees totaling $12,000 for each of the Audit and Compensation Committees and $6,000 for the Corporate Governance and Nominating Committee.  In addition, the Presiding Independent Director is paid an annual fee of $20,000.

Insurance.  Directors traveling on Company business are covered by our business travel accident insurance policy which generally covers all of our employees and directors.

Travel Expenses.  We also reimburse our directors for travel and other related expenses incurred in connection with their service as a director.

Equity-based Compensation for Non-employee Directors.  Each non-employee director typically receives a $73,500 annual restricted stock unit grant under the 2011 Amended and Restated ACCO Brands Corporation Incentive Plan (“LTIP”).  The value of the annual restricted stock unit grant was increased from $70,000 in May, 2011.  Non-employee directors appointed to the Board other than at an annual meeting receive a pro-rata portion of such amount based on the time between that date of appointment and the date of the next annual meeting.  Under the terms of the LTIP and each individual director’s restricted stock unit award agreement, each restricted stock unit represents the right to receive one share of our common stock and is fully vested and non-forfeitable on the date of grant.  The payment of all restricted stock units to non-employee directors are deferred under our Deferred Compensation Plan for Directors (the “Deferred Plan”), which provides that such awards are payable within 30 days after the conclusion of service as a director or immediately upon a change of control of ACCO Brands.  Directors holding deferred restricted stock units are credited with additional restricted stock units based on the amount of any dividend that may be paid by ACCO Brands.

Upon filing a timely election, a director may also elect to defer the cash portion of his or her compensation under the Deferred Plan.  In such an event the director can choose to have his deferral account credited in either or both of a phantom fixed income or phantom stock unit account.  The phantom stock unit account would correspond to the value of, and the dividend rights associated with, an equivalent number of shares of ACCO Brands’ common stock.  The balance in a phantom stock unit account, upon the conclusion of service as a director or upon a change in control, would be paid to the director in either a lump-sum cash distribution or a lump-sum distribution of shares of ACCO Brands’ common stock, as the director may elect.  The balance in a phantom fixed income account, upon the conclusion of service as a director or upon a change in control, would be paid to the director in a lump-sum cash distribution.  Our obligation to redeem a phantom account is unsecured and is subject to the claims of our general creditors.  For the year 2011 none of the directors elected to defer any of their cash compensation.  As of December 31, 2011 Mr. Hargrove held a total of 33,235 phantom stock units having a total market value of $320,718 and Mr. Jenkins held a total of 16,094 phantom stock units having a total market value of $155,307 based on that day’s closing price of the Company’s common stock on the New York Stock Exchange of $9.65.

The following table sets forth the amount of cash, equity and aggregate compensation paid to non-employee members of our Board of Directors in 2011:

Name	Fees Earned or Paid in Cash	Stock Awards(1)	Total
George V. Bayly	$81,750	$73,500	$155,250
Kathleen S. Dvorak	98,250	73,500	171,750
G. Thomas Hargrove	102,750	73,500	176,250
Robert H. Jenkins	110,750	73,500	184,250
Thomas Kroeger	93,750	73,500	167,250
Michael Norkus	104,250	73,500	177,750
Sheila G. Talton	93,750	73,500	167,250
Norman H. Wesley	93,750	73,500	167,250
_____________
(1)
Represents the proportionate amount of the total grant date fair value of stock awards determined in accordance with FASB ASC Topic 718.  The assumptions used in determining the grant date fair values of these awards are set forth in Note 3 to the Company’s consolidated financial statements, which are included in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC.

The aggregate number of RSUs held by each non-employee director as of December 31, 2011 was as follows:

Director	Number of RSUs
George V. Bayly	32,849
Kathleen S. Dvorak	18,478
G. Thomas Hargrove	32,849
Robert H. Jenkins	28,766
Thomas Kroeger	20,888
Michael Norkus	20,888
Sheila G. Talton	18,478
Norman H. Wesley	32,849

Compensation Committee Interlocks and Insider Participation

All current members of the Compensation Committee are considered independent under our Corporate Governance Principles.  No interlocking relationships exist between the Board of Directors or the Compensation Committee and the Board of Directors or compensation committee of any other company.

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
_____________
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

Security Ownership of Certain Beneficial Owners, Directors and Executive Officers

The table below sets forth the beneficial ownership of the Company’s common stock as of March 7, 2012.  The table sets forth the beneficial ownership by the following individuals or entities:

•	each person known to us that owns more than 5% of the outstanding shares of the Company’s common stock;

•	our executive officers;

•	our directors; and

•	all directors and executive officers of the Company as a group.

Beneficial ownership is determined in accordance with the rules of the SEC.  Except as otherwise indicated, each person named in the table has sole voting and investment power with respect to all shares of common stock shown as beneficially owned, subject to applicable community property laws.  As of March 7, 2012, 55,513,520 shares of common stock were outstanding.  In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, shares of Company common stock that are subject to employee stock options or SSARs held by that person that are exercisable on or within 60 days of March 7, 2012 are deemed outstanding.  These shares are not, however, deemed outstanding for the purpose of computing the percentage ownership of any other person.

Beneficial Ownership
Name	Number of Shares	Number of Shares Subject to Options and SSARs(1)	Number of Shares Subject to RSUs(2)	Total	Percent
Wellington Management Company, LLP 75 State St. Boston, MA 02109(3)	7,666,990	—	—	7,666,990	13.8%
Invesco Ltd. 1555 Peachtree St. NE Atlanta, GA 30309(4)	5,968,241	—	—	5,968,241	10.8%
BlackRock, Inc. 40 East 52nd St New York, NY 10022(6)	5,955,364	—	—	5,955,364	10.7%
Wells Fargo & Company 420 Montgomery St. San Francisco, CA 94163(5)	4,771,039	—	—	4,771,039	8.6%
JP Morgan Chase & Co. 270 Park Ave. New York, NY 10017(7)	2,907,904	—	—	2,907,904	5.2%
George V. Bayly	20,000	—	32,849	52,849	*
Kathleen S. Dvorak	—	—	18,478	18,478	*
G. Thomas Hargrove	80,000	—	32,849	112,849	*
Robert H. Jenkins	12,000	—	28,766	40,766	*
Robert J. Keller	224,127	213,333	11,961	449,421	*
Thomas Kroeger	—	—	20,888	20,888	*
Michael Norkus	52,000	—	20,888	72,888	*
Sheila Talton	—	—	18,478	18,478	*
Norman H. Wesley	29,671	—	32,849	62,520	*
Mark C. Anderson	685	62,200	5,800	68,685	*
Boris Elisman	8,398	258,277	11,000	277,675	*
Neal V. Fenwick(8)	76,543	427,957	11,000	515,410	*
Christopher M. Franey(9)	625	109,600	—	110,225	*
David L. Kaput(10)	19,079	79,400	6,800	105,279	*
Thomas P. O’Neill, Jr.(11)	63,981	54,266	6,200	124,447	*
Steven Rubin(12)	71,917	110,266	11,000	193,183	*
Thomas H. Shortt(13)	2,645	125,000	—	127,645	*
Thomas W. Tedford	—	—	—	—	*
All directors and executive officers as a group (18 persons)	661,671	1,440,299	269,806	2,371,776	4.3%
_____________
* Less than 1%
(1)	Indicates the number of shares of ACCO Brands common stock issuable upon the exercise of options or SSARs exercisable on or within 60 days of March 7, 2012.
(2)
Indicates the number of shares subject to vested restricted stock units (RSUs) and RSUs that vest within 60 days of March 7, 2012.  For members of our Board of Directors, these units represent the right to receive one share of ACCO Brands common stock upon cessation of service as a member of the Board of Directors or a change-in-control of ACCO Brands.

(3)
Based solely on a Schedule 13G/A filed with the SEC on February 14, 2012 by Wellington Management Company, LLP and affiliated persons.  Wellington Management Company, LLP does not have sole dispositive power over any of the shares and has shared voting power over 6,396,040 of the shares.

(4)
Based solely on a Schedule 13G/A filed with the SEC by Invesco Ltd. and affiliated persons on February 6, 2012.  Of these shares, Invesco Ltd. has sole voting and dispositive power over 5,898,195 shares.

(5)
Based solely on a Schedule 13G filed with the SEC on January 24, 2012 by Wells Fargo & Company on its own behalf and on behalf of certain subsidiaries.  Of these shares, Wells Fargo & Company has sole voting power over 4,628,100 shares and sole dispositive power over 4,765,568 shares.

(6)	Based solely on a Schedule 13G/A filed with the SEC on January 10, 2012 by BlackRock, Inc. which has sole voting and dispositive power over all of the shares.
(7)
Based solely on a Schedule 13G/A filed with the SEC on January 25, 2012.  Of these shares, JP Morgan Chase & Co. has sole voting power over 2,717,859 shares and sole dispositive power over 2,901,446 shares.

(8)	Includes 430 shares owned by Mr. Fenwick’s wife and 1,000 shares held for the benefit of his children.
(9)	All of the shares are owned by Mr. Franey through ACCO’s 401(k) plan.
(10)	Includes 979 shares owned by Mr. Kaput through ACCO’s 401(k) plan.
(11)	Includes 3,952 shares owned by Mr. O’Neill through ACCO’s 401(k) plan.
(12)	Includes 1,035 shares owned by Mr. Rubin through ACCO’s 401(k) plan.
(13)	All of these shares are owned by Mr. Shortt through ACCO’s 401(k) plan.

ITEM 13.  Certain Relationships and Related Transactions, and Director Independence

Transactions with Certain Related Persons and Other Matters

The Company recognizes that transactions between the Company and any of its directors or executives can present potential or actual conflicts of interest and create the appearance that Company decisions are based on considerations other than the best interests of the Company and its stockholders.  Therefore, as a general matter and in accordance with the Company’s Code of Business Conduct and Ethics, it is the Company’s preference to avoid such transactions.  Nevertheless, the Company recognizes that there are situations where such transactions may be in, or may not be inconsistent with, the best interests of the Company.  Therefore, the Company has adopted a formal written policy which requires the Company’s Audit Committee to review and, if appropriate, to approve or ratify any such transactions.  Pursuant to the policy, the Committee will review any transaction in which the Company is or will be a participant and the amount involved exceeds $120,000, and in which any of the Company’s directors or executive officers had, has or will have a direct or indirect material interest.  After its review the Committee will only approve or ratify those transactions that are in, or are not inconsistent with, the best interests of the Company and its stockholders, as the Committee determines in good faith.  The Committee has also directed the Company’s General Counsel and internal audit department to review the Company’s compliance with this policy on at least an annual basis.

During 2011, the Company was not involved in any transaction of the type the Committee would need to review.

Director Independence

The Board of Directors has adopted Corporate Governance Principles to address significant issues of corporate governance, such as Board composition and responsibilities, director compensation, and executive succession planning.  The Corporate Governance Principles provide that a majority of the members of the Board of Directors, and each member of the Audit, Compensation and Corporate Governance and Nominating Committees, must meet certain criteria for independence.  Based on the New York Stock Exchange independence requirements, the Corporate Governance Principles (which are available on our website, www.accobrands.com) set forth certain guidelines to assist in determining director independence.  Section A.3 of the Corporate Governance Principles states:

A director shall be considered independent only if the Board of Directors affirmatively determines that the director has no material relationship with ACCO Brands, either directly or as a partner, stockholder, director or officer of an organization that has a material relationship with ACCO Brands.

Under no circumstances shall any of the following persons be considered an independent director for purposes of this guideline:

(a) any current employee of ACCO Brands, its subsidiaries, or ACCO Brands’ independent auditors;

(b) any former employee of ACCO Brands or its subsidiaries until three years after the employment has ended;

(c) any person who (1) is a current partner or employee of the firm that is ACCO Brands’ internal or external auditor; (2) has been within the last three years or has an immediate family member that has been within the last three years a partner or employee of such firm and worked on ACCO Brands’ audit during that time; or (3) has an immediate family member who is currently or within the last three years has been an employee of such firm and participates in the audit, assurance, or tax compliance (but not tax planning) practice;

(d) any person who is employed as an executive officer by another company on whose compensation committee one of ACCO Brands’ executive officers serves or has served during the prior three years;

(e) any person who receives, or who in any twelve month period within the last three years has received, more than $120,000 per year in direct compensation from ACCO Brands, other than director and committee fees and pension or other forms of deferred compensation for prior service (provided such compensation is not contingent in any way on future service);

(f) any person who is an executive officer or an employee of a company that makes payments to, or receives payments from, ACCO Brands for property or services in an amount that exceeds, in any of the last three fiscal years, the greater of $1 million or 2% of the other company’s consolidated gross revenues; and

(g) any person who has an immediate family member (as defined by the New York Stock Exchange Listed Company Manual) who falls into one of the previous six categories.

Each member of the Board of Directors, other than Mr. Keller, has been determined by the Board to be independent as defined in the New York Stock Exchange Listed Company Manual and to meet the independence criteria set forth in ACCO Brands’ Corporate Governance Principles.  All members of the Audit Committee, Corporate Governance and Nominating Committee, and Compensation Committee are independent.

Robert H. Jenkins currently serves as the Presiding Independent Director to preside at all executive sessions of the non-employee directors of the Board.  Executive sessions of non-employee directors are held at every regularly scheduled meeting of the Board of Directors.

ITEM 14.  Principal Accountant Fees and Services

Audit and Non-Audit Fees

Our independent registered public accounting firm for the 2010 and 2011 fiscal years was KPMG LLP.  The following table summarizes the fees paid or payable by ACCO Brands to KPMG for services rendered during 2010 and 2011 respectively:

	2010	2011
Audit Fees	$2,195,000	$2,376,000
Audit-related fees	—	—
Tax fees	243,000	237,000
All other fees	54,000	535,000
Total	$2,492,000	$3,148,000

Audit fees include fees for the audit of our annual financial statements, the review of the effectiveness of the Company’s internal control over financial reporting, the review of our financial information included in our Form 10-Q quarterly reports filed with the SEC and services performed in connection with other statutory and regulatory filings or engagements. The tax services provided in both 2010 and 2011 primarily involved domestic and international tax compliance work and tax planning.  Other fees for 2011 were related primarily to financial and tax due diligence associated with the Company’s proposed merger of the Consumer and Office Products Division of MeadWestvaco Corporation into the Company.  Other fees for 2010 were for payroll service reviews in Europe and acquisition due diligence procedures in Australia and New Zealand.

Approval of Audit and Non-Audit Services

All audit and non-audit services provided to the Company by KPMG were approved in advance by the Audit Committee. The Audit Committee has adopted the following policies and procedures for the pre-approval of all audit and permissible non-audit services provided by our independent registered public accounting firm. The Audit Committee annually reviews the audit and non-audit services to be performed by the independent registered public accounting firm during the upcoming year. The Audit Committee considers, among other things, whether the provision of specific non-audit services is permissible under existing law and whether it is consistent with maintaining the registered public accounting firm’s independence. The Audit Committee then approves the audit services and any permissible non-audit services it deems appropriate for the upcoming year. The Audit Committee’s pre-approval of non-audit services is specific as to the services to be provided and includes pre-set spending limits. The provision of any additional non-audit services during the year, or the provision of services in excess of pre-set spending limits, must be pre-approved by either the Audit Committee or by the Chairman of the Audit Committee, who has been delegated authority to pre-approve such services on behalf of the Audit Committee. Any pre-approvals granted by the Chairman of the Audit Committee must be reported to the full Audit Committee at its next regularly scheduled meeting. All of the fees described above for services provided to ACCO Brands under audit fees, audit-related fees, tax fees and all other fees were pre-approved by the Audit Committee pursuant to the Company’s pre-approval policies and procedures.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCO Brands Corporation (Registrant)

By:	/s/Steven Rubin
Steven Rubin
Senior Vice President, Secretary
and General Counsel
March 14, 2012

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002