Form 10-K/A
period 2011-12-31
ACCO BRANDS CORP
filed 2012-03-20
CIK 712034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 2)

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this
Form 10-K/A.  ☑

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

EXPLANATORY NOTE

ACCO Brands Corporation (“ACCO Brands” or the “Company”) is filing this Amendment No. 2 to its Annual Report on Form 10-K for the year ended December 31, 2011 (as previously amended, the “2011 Annual Report”) to supplement certain information contained in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 8. Financial Statements and Supplementary Data. In response to SEC comments, the Company is enhancing its disclosure within these Items to expand its discussion of the assumptions used in recording the Company’s obligations under its pension benefit plans and the resulting impacts. The changes are reflected in the descriptions of the Company’s Critical Accounting Policies and in the Notes to Consolidated Financial Statements, as contained in the following items:

•	Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies, Employee Benefit Plans; and

•	Item 8. Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements—Note 4 Pension and Other Retiree Benefits, and Note 19 Quarterly Financial Information (Unaudited).

Other than the above-described changes to Note 4 and Note 19, our financial statements have not been changed.

We also are re-filing the XBRL interactive data filed as exhibits to the 2011 Annual Report to reflect the changes in Note 4 Pension and Other Retiree Benefits and Note 19 Quarterly Financial Information (Unaudited) of the Notes to Consolidated Financial Statements.

This Amendment to the 2011 Annual Report contains only Items 7, 8 and 15 of Form 10-K, and ACCO Brands is not amending or supplementing any other information in its previously filed 2011 Annual Report.

PART II

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

On November 17, 2011, the Company announced the signing of a definitive agreement to merge the Mead C&OP Business into the Company in a transaction valued at approximately $860 million as of the date the transaction was announced. The Mead C&OP Business is a leading manufacturer and marketer of school supplies, office products, and planning and organizing tools—including the Mead®, Five Star®, Trapper Keeper®, AT-A-GLANCE®, Cambridge®, Day Runner®, Hilroy, Tilibra and Grafons brands in the U.S., Canada and Brazil. Upon completion of the transaction, MeadWestvaco shareholders will own 50.5% of the combined company. The transaction is subject to approval by the Company’s shareholders and the satisfaction of customary closing conditions and regulatory approvals, including a ruling from the U.S. Internal Revenue Service on the tax-free nature of the transaction for MeadWestvaco. The transaction is expected to be completed in the first half of 2012. The Company will be the accounting acquirer in the merger and will apply purchase accounting to the assets and liabilities acquired upon consummation of the merger. In connection with this transaction, in the year ended December 31, 2011, the Company has incurred expenses of $5.6 million.

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

Our contractual obligations and related payments by period at December 31, 2011 were as follows:

	Total	2012	2013 - 2014	2015 - 2016	Thereafter
(in millions of dollars)
Contractual obligations
Long-term debt (1)	$673.2	$0.2	$0.5	$672.5	$—
Interest on long-term debt	231.5	64.0	127.9	39.6	—
Operating lease obligations	63.6	19.7	22.9	14.2	6.8
Purchase obligations (2)	26.9	26.0	0.5	0.4	—
Other long-term liabilities (3)	16.3	16.3	—	—	—

Total	$1,011.5	$126.2	$151.8	$726.7	$6.8

(1)	Debt obligations include an amount in excess of the carrying value of debt which reflects the original issue discount on the Senior Secured Notes ($4.2 million as of December 31, 2011).
(2)	Purchase obligations primarily consist of contracts and non-cancelable purchase orders for raw materials and finished goods.
(3)	Obligations related to the other long-term liabilities consist of payments for the Company’s pension plans.

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

At the end of each calendar year an actuarial evaluation is performed to determine the funded status of our pension and post-retirement obligations and any actuarial gain or loss is recognized in other comprehensive income (loss) and then amortized into the income statement in future periods.

Pension expenses were $6.9 million, $8.2 million and $6.3 million, respectively, in the years ended December 31, 2011, 2010 and 2009. The $1.3 million decrease in pension expenses in 2011 compared to 2010 was due to higher actual returns on the assets of the pension plans in 2010, the actuarial gains related to which were partially amortized in 2011 and were partly offset by the amortization of the actuarial loss attributable to the lower discount rate as compared to the prior year. Post-retirement expenses were $0.2 million, $0.0 million and $0.0 million, respectively, for the years ended December 31, 2011, 2010 and 2009.

The weighted average assumptions used to determine net cost for years ended December 31, 2011, 2010 and 2009 were:

	Pension Benefits						Postretirement
	U.S.			International
	2011	2010	2009	2011	2010	2009	2011	2010	2009
Discount rate	5.5%	5.9%	6.5%	5.4%	5.8%	6.5%	5.0%	5.9%	6.5%
Expected long-term rate of return	8.2%	8.2%	8.2%	6.4%	6.8%	6.3%	—	—	—
Rate of compensation increase	N/A	N/A	4.0%	4.4%	4.5%	3.6%	—	—	—

In 2012, we expect pension expenses of approximately $9.9 million and post-retirement expenses of approximately $0.2 million. The estimated $3.0 million increase in pension expense for 2012 compared to 2011 is due to a $3.3 million increase in the amortization of unrecognized actuarial losses that have been incurred, resulting from lower discount rates used at the end of 2011 and lower than expected actual returns on the assets of the pension plans in the 2011 year. If the discount rates continue to decline and if actual returns on the assets of the pension plans, continue to be less than our expected long-term rate of return, pension expenses could continue to rise.

A 25-basis point change (0.25%) in our discount rate assumption would lead to an increase or decrease in our pension expense of approximately $1.7 million for 2012. A 25-basis point change (0.25%) in our long-term rate of return assumption would lead to an increase or decrease in pension expense of approximately $0.9 million for 2012.

Pension and post-retirement liabilities of $106.1 million as of December 31, 2011, increased from $74.9 million as of December 31, 2010, due to both the lower discount rates compared to the prior year assumptions and the underperformance of the pension plans investments compared to the expected long-term rate of return of assets of the pension plans.

The weighted average assumptions used to determine benefit obligations for years ended December 31, 2011, 2010 and 2009 were:

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

In September 2011, the FASB issued an update, ASU No. 2011-08, to existing standards on intangibles—goodwill and other ASC Topic 350. ASU No. 2011-08 was issued to simplify the testing of goodwill for impairment by allowing an optional qualitative factors test to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test already included in ASC Topic 350. ASU No. 2011-08 is effective for annual and interim goodwill tests performed for fiscal years after December 15, 2011. The Company will adopt the standard in 2012, and it will not have a significant impact on its consolidated financial statements or results of operations.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of ACCO Brands Corporation:

We have audited the accompanying consolidated balance sheets of ACCO Brands Corporation and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2011. In connection with our audits of the consolidated financial statements, we also audited the related consolidated financial statement schedule, Schedule II—Valuation and Qualifying Accounts and Reserves. We also have audited ACCO Brands Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). ACCO Brands Corporation’s management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management report on internal control over financial reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements and financial statement schedule referred to above present fairly, in all material respects, the financial position of ACCO Brands Corporation and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, ACCO Brands Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

ACCO Brands Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

	Year Ended December 31,
(in millions of dollars)	2011	2010	2009
Net income (loss)	$56.7	$12.4	$(126.1)
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on derivative financial instruments:
Losses arising during the period	(0.3)	(3.1)	(4.4)
Less: reclassification adjustment for losses included in net income (loss)	4.9	1.8	0.3
Foreign currency translation:
Foreign currency translation adjustments	(8.9)	11.0	26.7
Less: reclassification adjustment for sale of GBC-Fordigraph Pty Ltd included in net income (loss)	(6.1)	—	—
Pension and other postretirement plans:
Actuarial gain (loss) arising during the period	(46.3)	4.4	(9.7)
Other	0.9	3.0	(5.5)
Less: amortization of actuarial loss and prior service cost included in net income (loss)	7.8	7.0	4.1

Other comprehensive income (loss), before tax	(48.0)	24.1	11.5
Income tax (expense) benefit related to items of other comprehensive income (loss)	3.1	(3.2)	(1.0)

Comprehensive income (loss)	$11.8	$33.3	$(115.6)

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

The consolidated financial statements include the accounts of ACCO Brands Corporation and its domestic and international subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. Our investments in companies that are between 20% and 50% owned are accounted for using the equity method of accounting. ACCO Brands has equity investments in the following joint ventures: Pelikan-Artline Pty Ltd (“Pelikan-Artline”)—50% ownership; and Neschen GBC Graphic Films, LCC (“Neschen”)—50% ownership. The Company’s share of earnings from equity investments is included on the line entitled “Equity in earnings of joint ventures” in the consolidated statements of operations. Companies in which our investment exceeds 50% have been consolidated.

The Company’s former GBC-Fordigraph Pty Ltd (“GBC-Fordigraph Business”) and commercial print finishing businesses are reported in discontinued operations in the consolidated financial statements and related notes for all periods presented in the consolidated financial statements. For further information on the Company’s discontinued operations see Note 18, Discontinued Operations.

On November 17, 2011, the Company announced the signing of a definitive agreement to merge MeadWestvaco Corporation’s Consumer and Office Products business (“Mead C&OP Business”) into the Company in a transaction that was valued at approximately $860 million at the time the transaction was announced. The Mead C&OP Business is a leading manufacturer and marketer of school supplies, office products, and planning and organizing tools—including the Mead®, Five Star®, Trapper Keeper®, AT-A-GLANCE®, Cambridge®, Day Runner®, Hilroy, Tilibra and Grafons brands in the U.S., Canada and Brazil. Upon completion of the transaction, MeadWestvaco shareholders will own 50.5% of the combined company. The transaction is subject to approval by the Company’s shareholders and the satisfaction of customary closing conditions and regulatory approvals, including a ruling from the U.S. Internal Revenue Service on the tax-free nature of the transaction for MeadWestvaco. The transaction is expected to be completed in the first half of 2012. The Company will be the accounting acquirer in the merger and will apply purchase accounting to the assets and liabilities acquired upon consummation of the merger. In connection with this transaction, for the year ended December 31, 2011, the Company has incurred expenses of $5.6 million, which are reported in advertising, selling, general and administrative expenses.

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

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

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

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

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

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

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

In September 2011, the FASB issued an update, ASU No. 2011-08, to existing standards on intangibles—goodwill and other ASC Topic 350. ASU No. 2011-08 was issued to simplify the testing of goodwill for impairment by allowing an optional qualitative factors test to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test already included in ASC Topic 350. ASU No. 2011-08 is effective for annual and interim goodwill tests performed for fiscal years beginning after December 15, 2011. The Company will adopt the standard in 2012, and it will not have a significant impact on its consolidated financial statements or results of operations.

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

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

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

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

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

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The following table sets forth the Company’s defined benefit pension plans and other postretirement benefit plans funded status and the amounts recognized in the Company’s consolidated balance sheets:

	Pension Benefits				Postretirement
	U.S.		International
(in millions of dollars)	2011	2010	2011	2010	2011	2010
Change in projected benefit obligation (PBO)
Projected benefit obligation at beginning of year	$162.5	$154.4	$268.3	$271.1	$13.3	$13.4
Service cost	—	—	2.1	2.3	0.2	0.2
Interest cost	8.6	8.9	14.7	14.6	0.6	0.7
Actuarial loss	9.5	7.5	14.2	5.1	—	—
Participants’ contributions	—	—	0.9	1.0	0.2	0.2
Benefits paid	(8.7)	(8.3)	(13.0)	(11.2)	(0.9)	(1.0)
Curtailment gain	—	—	(0.6)	—	—	—
Foreign exchange rate changes	—	—	(2.0)	(12.0)	—	(0.2)
Other items	—	—	—	(2.6)	—	—

Projected benefit obligation at end of year	171.9	162.5	284.6	268.3	13.4	13.3

Change in plan assets
Fair value of plan assets at beginning of year	124.8	107.9	242.3	234.5	—	—
Actual return on plan assets	(3.2)	18.0	7.0	24.3	—	—
Employer contributions	6.2	7.2	6.6	6.5	0.7	0.8
Participants’ contributions	—	—	0.9	1.0	0.2	0.2
Benefits paid	(8.7)	(8.3)	(13.0)	(11.2)	(0.9)	(1.0)
Foreign exchange rate changes	—	—	(1.1)	(10.2)	—	—
Other	—	—	—	(2.6)	—	—

Fair value of plan assets at end of year	119.1	124.8	242.7	242.3	—	—

Funded status (Fair value of plan assets less PBO)	$(52.8)	$(37.7)	$(41.9)	$(26.0)	$(13.4)	$(13.3)

Amounts recognized in the consolidated balance sheet consist of:
Other current liabilities	$0.2	$0.2	$0.6	$0.6	$1.2	$1.3
Accrued benefit liability (1)	52.6	37.5	41.3	25.4	12.2	12.0
Components of accumulated other comprehensive income, net of tax:
Unrecognized prior service cost (benefit)	—	—	0.4	0.5	—	(0.1)
Unrecognized actuarial (gain) loss	56.1	36.9	62.2	48.4	(2.6)	(3.2)

(1)	Pension and post-retirement liabilities of $106.1 million as of December 31, 2011, increased from $74.9 million as of December 31, 2010, due to both lower discount rates compared to prior year assumptions and underperformance of the assets of the pension plans compared to the expected long-term rate of return of the assets of the pension plans.

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

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

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

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

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

The following table presents estimated future benefit payments for the next ten fiscal years:

(in millions of dollars)	Pension Benefits	Postretirement Benefits

2012	$20.3	$1.2
2013	$20.9	$1.3
2014	$21.5	$1.2
2015	$22.1	$1.1
2016	$23.1	$1.1
Years 2017—2021	$127.9	$4.6

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

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

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

Stock Options and SSAR Awards

The exercise price of each stock option and SSAR equals or exceeds the market price of the Company’s stock on the date of grant. Options/SSARs can generally be exercised over a maximum term of up to seven years. Stock options/SSARs outstanding as of December 31, 2011 generally vest ratably over three years. During 2009, the Company granted only SSAR awards. There were no SSAR or option awards issued during 2010. During 2011, the Company granted only option awards. The fair value of each option/SSAR grant is estimated on the date of grant using the Black-Scholes option-pricing model using the weighted average assumptions as outlined in the following table:

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

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

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

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

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

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

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

(in millions)	2011	2010	2009
Weighted average number of common shares outstanding—basic	55.2	54.8	54.5
Employee stock options	0.1	0.1	—
Stock-settled stock appreciation rights	1.7	2.1	1.7
Restricted stock units	0.6	0.2	0.1

Adjusted weighted-average shares and assumed conversions—diluted	57.6	57.2	56.3

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
	Amount of (Gain) Loss Recognized in OCI (Effective Portion)		Location of (Gain) Loss Reclassified from OCI to Income	Amount of (Gain) Loss Reclassified from AOCI to Income (Effective Portion)		Location of (Gain) Loss Recognized in Income	Amount of (Gain) Loss Recognized in Income (Ineffective Portion)
(in millions of dollars)	2011	2010		2011	2010		2011	2010
Cash flow hedges:
Foreign exchange contracts	0.3	$3.1	Cost of products sold	$4.4	$0.8	Cost of products sold	$—	$—

Total	$0.3	$3.1		$4.4	$0.8		$—	$—

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

	The Effect of Derivatives Not Designated as Hedging Instruments on the Consolidated Statements of Operations
	Location of (Gain) Loss Recognized in Income on Derivatives	Amount of (Gain) Loss Recognized in Income Year Ended Dec. 31,
(in millions of dollars)		2011	2010
Foreign exchange contracts	Other (income) expense	$0.9	$(1.8)

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

Financial information by reportable segment is set forth below.

Net sales by business segment for the years ended December 31, 2011, 2010 and 2009 are as follows:

(in millions of dollars)	2011	2010	2009
ACCO Brands Americas	$684.9	$688.3	$671.5
ACCO Brands International	443.2	419.3	398.8
Computer Products Group	190.3	177.0	163.0

Net sales	$1,318.4	$1,284.6	$1,233.3

Operating income by business segment for the years ended December 31, 2011, 2010 and 2009 are as follows (a):

(in millions of dollars)	2011	2010	2009
ACCO Brands Americas (b)	$50.7	$56.3	$38.6
ACCO Brands International (b)	45.6	31.5	23.0
Computer Products Group	47.1	43.0	31.7

Segment operating income	143.4	130.8	93.3
Corporate	(28.2)	(21.1)	(17.9)

Operating income	115.2	109.7	75.4
Interest expense	77.2	78.3	67.0
Equity in earnings of joint ventures	(8.5)	(8.3)	(4.4)
Other expense, net	3.6	1.2	5.4

Income from continuing operations before income taxes	$42.9	$38.5	$7.4

(a)	Operating income as presented in the segment table above is defined as: i) net sales; ii) less cost of products sold; iii) less advertising, selling, general and administrative expenses; iv) less amortization of intangibles; and v) less restructuring, and intangible asset impairment charges.

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(b)	The table below summarizes the intangible asset impairment charges during 2009. For further information of the impairment charges see Note 8, Goodwill and Identifiable Intangible Assets.

(in millions of dollars)	2009
Segment:
ACCO Brands Americas	$0.9
ACCO Brands International	0.8
Computer Products Group	—

Total Continuing Operations	$1.7

Segment assets:

The following table presents the measure of segment assets used by the Company’s chief operating decision maker.

	December 31,
(in millions of dollars)	2011	2010
ACCO Brands Americas (c)	$304.8	$320.3
ACCO Brands International (c)	250.3	269.2
Computer Products Group (c)	85.5	82.7

Total segment assets	640.6	672.2
Assets of discontinued operations	—	33.1
Unallocated assets	468.9	437.3
Corporate (c)	7.2	7.0

Total assets	$1,116.7	$1,149.6

(c)	Represents total assets, excluding: goodwill and identifiable intangibles resulting from business acquisitions, intercompany balances, cash, deferred taxes, prepaid pension assets, prepaid debt issuance costs and joint ventures accounted for on an equity basis.

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

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

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

Also included in discontinued operations are the results of the Company’s commercial print finishing business, which was sold during the second quarter of 2009. The sale resulted in a loss recorded in the year ended December 31, 2009 of $0.8 million. During the years ended December 31, 2011 and 2010, the Company recorded expenses of $0.4 million and $0.1 million, respectively, primarily related to litigation costs associated with the wind-down of the discontinued operations.

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

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

19. Quarterly Financial Information (Unaudited)

The following is an analysis of certain items in the consolidated statements of operations by quarter for 2011 and 2010:

(in millions of dollars, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2011
Net sales	$298.4	$330.2	$339.1	$350.7
Gross profit	89.2	105.5	107.1	112.9
Operating income	13.3	30.6	35.4	35.9
Income (loss) from continuing operations	(9.0)	6.3	11.9	9.4
Income (loss) from discontinued operations	0.9	37.4	(0.2)	—

Net income (loss)	$(8.1)	$43.7	$11.7	$9.4
Basic earnings per common share:
Income (loss) from continuing operations	$(0.16)	$0.11	$0.22	$0.17
Income (loss) from discontinued operations	0.02	0.68	—	—
Net income (loss)	(0.15)	0.79	0.21	0.17
Diluted earnings per common share:
Income (loss) from continuing operations	$(0.16)	$0.11	$0.21	$0.16
Income (loss) from discontinued operations	0.02	0.64	—	—
Net income (loss)	(0.15)	0.75	0.20	0.16
Balance sheet data:
Pension and post-retirement benefit obligations (1)	68.1	64.9	63.2	106.1

2010
Net sales	$300.5	$305.2	$319.4	$359.5
Gross profit	91.0	94.5	97.8	113.8
Operating income	20.5	25.0	30.0	34.2
Income (loss) from continuing operations	(5.2)	4.3	4.4	4.3
Income from discontinued operations	0.5	0.6	1.0	2.5

Net income (loss)	$(4.7)	$4.9	$5.4	$6.8
Basic earnings per common share:
Income (loss) from continuing operations	$(0.10)	$0.08	$0.08	$0.08
Income from discontinued operations	0.01	0.01	0.02	0.05
Net income (loss)	(0.09)	0.09	0.10	0.12
Diluted earnings per common share:
Income (loss) from continuing operations	$(0.10)	$0.08	$0.08	$0.07
Income from discontinued operations	0.01	0.01	0.02	0.04
Net income (loss)	(0.09)	0.09	0.09	0.12
Balance sheet data:
Pension and post-retirement benefit obligations	83.7	81.5	82.3	74.9

(1)	The fourth quarter of 2011 increase in pension and post-retirement benefit obligations was due to both the lower discount rates and the lower than expected return on the assets of the pension plans, and as a result the Company recorded $46.3 million of these actuarial losses in association with the annual actuarial evaluations to reflect the fair value of the obligations. This adjustment was offset to other comprehensive loss on the Company’s balance sheet. For further information see Note 4, Pension and Other Retiree Benefits and Note 14, Accumulated Other Comprehensive Income (Loss).

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

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Consolidating Statement of Operations

	Year Ended December 31, 2011
(in millions of dollars)	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Unaffiliated sales	$—	$621.3	$697.1	$—	$1,318.4
Affiliated sales	—	18.9	5.9	(24.8)	—

Net sales	—	640.2	703.0	(24.8)	1,318.4
Cost of products sold	—	460.8	467.7	(24.8)	903.7

Gross profit	—	179.4	235.3	—	414.7
Advertising, selling, general and administrative expenses	30.4	137.4	126.1	—	293.9
Amortization of intangibles	0.1	3.5	2.7	—	6.3
Restructuring income	—	—	(0.7)	—	(0.7)

Operating income (loss)	(30.5)	38.5	107.2	—	115.2
Interest expense (income) from affiliates	(1.1)	—	1.1	—	—
Interest expense, net	67.4	9.8	—	—	77.2
Equity in (earnings) losses of joint ventures	—	0.5	(9.0)	—	(8.5)
Other expense (income), net	3.1	(22.8)	23.3	—	3.6

Income (loss) before taxes and earnings of wholly owned subsidiaries	(99.9)	51.0	91.8	—	42.9
Income tax expense	6.0	—	18.3	—	24.3

Income (loss) from continuing operations	(105.9)	51.0	73.5	—	18.6
Income (loss) from discontinued operations, net of income taxes	—	(0.4)	38.5	—	38.1

Income (loss) before earnings of wholly owned subsidiaries	(105.9)	50.6	112.0	—	56.7
Earnings of wholly owned subsidiaries	162.6	103.3	—	(265.9)	—

Net income	$56.7	$153.9	$112.0	$(265.9)	$56.7

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

3. Exhibits:

See Index to Exhibits on page 78 of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCO Brands Corporation (Registrant)

By:	/s/ Thomas P. O’Neill, Jr.
Thomas P. O’Neill, Jr.
Senior Vice President, Finance and Accounting (principal accounting officer)

March 20, 2012

EXHIBIT INDEX

Number	Description of Exhibit

23.1	Consent of KPMG LLP*

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101	The following financial statements from the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2011 and 2010, (ii) the Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009, (iii) the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2011, 2010 and 2009 (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009, (v) Consolidated Statements of Stockholders Equity (Deficit) for the years ended December 31, 2011, 2010 and 2009, and (vi) related notes to those financial statements tagged as blocks of text.+

+	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 shall not be deemed to be “filed” for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, or otherwise subject to liability under those sections, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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

ACCO Brands Corporation

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

SCHEDULE II (Continued)

Income Tax Valuation Allowance

Changes in the deferred tax valuation allowances were as follows:

	Year Ended December 31,
(in millions of dollars)	2011	2010	2009
Balance at beginning of year	$193.2	$188.9	$63.8
Additions charged to expense	5.4	15.7	123.1
Other	5.7	(11.4)	2.0

Balance at end of year	$204.3	$193.2	$188.9

See accompanying report of independent registered public accounting firm.