Form 10-Q
period 2012-03-31
ACCO BRANDS CORP
filed 2012-05-10
CIK 712034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to                    .

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

As of May 2, 2012, the registrant had outstanding 112,983,432 shares of Common Stock.

Cautionary Statement Regarding Forward-Looking Statements. Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of invoking these safe harbor provisions. These forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “will,” “believe,” “expect,” “intend,” “anticipate,” “estimate,” “forecast,” “project,” “plan,” or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Because actual results may differ from those predicted by such forward-looking statements, you should not place undue reliance on such forward-looking statements when deciding whether to buy, sell or hold the Company’s securities. We undertake no obligation to update these forward-looking statements in the future. For a discussion of important factors that could affect our results, please refer to PART I, ITEM 1A. Risk Factors, contained in the Company’s annual report on Form 10-K for the year ended December 31, 2011, as updated under PART II, ITEM 1A. Risk Factors in this Form 10-Q and the discussions set forth in PART I, ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, included under the caption “Forward-Looking Statements,” in this Form 10-Q.

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

The condensed consolidated financial statements included herein in PART I, ITEM 1. Financial Information, should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2011.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ACCO Brands Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31, 2012	December 31, 2011
(in millions of dollars)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$74.2	$121.2
Accounts receivable, net	235.1	269.5
Inventories	202.8	197.7
Deferred income taxes	8.1	7.6
Other current assets	34.7	26.9

Total current assets	554.9	622.9

Total property, plant and equipment	452.9	463.3
Less accumulated depreciation	(310.3)	(316.1)

Property, plant and equipment, net	142.6	147.2
Deferred income taxes	17.6	16.7
Goodwill	136.4	135.0
Identifiable intangibles, net	129.6	130.4
Other assets	63.8	64.5

Total assets	$1,044.9	$1,116.7

Liabilities and Stockholders' Deficit
Current liabilities:
Current portion of long-term debt	$0.2	$0.2
Accounts payable	98.0	127.1
Accrued compensation	16.8	24.2
Accrued customer program liabilities	49.7	66.8
Accrued interest	4.2	20.2
Other current liabilities	73.1	66.5
Liabilities of discontinued operations	1.1	1.1

Total current liabilities	243.1	306.1

Long-term debt	669.0	668.8
Deferred income taxes	86.9	85.6
Pension and post retirement benefit obligations	100.9	106.1
Other non-current liabilities	13.3	12.0

Total liabilities	1,113.2	1,178.6

Stockholders' deficit:
Common stock	0.6	0.6
Treasury stock	(2.1)	(1.7)
Paid-in capital	1,409.1	1,407.4
Accumulated other comprehensive loss	(121.3)	(131.0)
Accumulated deficit	(1,354.6)	(1,337.2)

Total stockholders' deficit	(68.3)	(61.9)

Total liabilities and stockholders' deficit	$1,044.9	$1,116.7

See notes to condensed consolidated financial statements.

ACCO Brands Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
(in millions of dollars, except per share data)	2012	2011
Net sales	$288.9	$298.4
Cost of products sold	205.1	209.2

Gross profit	83.8	89.2
Operating costs and expenses:
Advertising, selling, general and administrative expenses	72.2	74.3
Amortization of intangibles	1.5	1.7
Restructuring charges (income)	6.1	(0.1)

Total operating costs and expenses	79.8	75.9

Operating income	4.0	13.3

Non-operating expense (income):
Interest expense, net	19.1	19.2
Equity in earnings of joint ventures	(1.5)	(1.2)
Other income, net	(0.2)	(0.2)

Loss from continuing operations before income tax	(13.4)	(4.5)
Income tax expense	3.9	4.5

Loss from continuing operations	(17.3)	(9.0)
(Loss) income from discontinued operations, net of income taxes	(0.1)	0.9

Net loss	$(17.4)	$(8.1)

Per share:
Basic loss per share:
Loss from continuing operations	$(0.31)	$(0.16)
Income from discontinued operations	$—	$0.02
Basic loss per share	$(0.31)	$(0.15)

Diluted loss per share:
Loss from continuing operations	$(0.31)	$(0.16)
Income from discontinued operations	$—	$0.02
Diluted loss per share	$(0.31)	$(0.15)

Weighted average number of shares outstanding:
Basic	55.5	55.0
Diluted	55.5	55.0

See notes to condensed consolidated financial statements.

ACCO Brands Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended March 31,
(in millions of dollars)	2012	2011
Net loss	$(17.4)	$(8.1)
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on derivative financial instruments:
Losses arising during the period	(0.9)	(3.3)
Reclassification adjustment for (income) losses included in net loss	(0.7)	2.1
Foreign currency translation:
Foreign currency translation adjustments	11.2	11.8
Pension and other postretirement plans:
Amortization of actuarial loss and prior service cost included in net loss	2.0	1.9
Other	(2.6)	(2.7)

Other comprehensive income, before tax	9.0	9.8
Income tax benefit related to items of other comprehensive (loss) income	0.7	0.4

Comprehensive (loss) income	$(7.7)	$2.1

See notes to consolidated financial statements.

ACCO Brands Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
(in millions of dollars)	2012	2011
Operating activities
Net loss	$(17.4)	$(8.1)
Loss on sale of assets	0.1	—
Depreciation	6.1	7.1
Amortization of debt issuance costs and bond discount	1.5	1.6
Amortization of intangibles	1.5	1.7
Stock-based compensation	1.7	0.8
Changes in balance sheet items:
Accounts receivable	39.6	15.0
Inventories	(3.8)	(6.5)
Other assets	(9.7)	(8.5)
Accounts payable	(30.8)	(14.3)
Accrued expenses and other liabilities	(40.2)	(52.0)
Accrued income taxes	(3.1)	(0.6)
Equity in earnings of joint ventures, net of dividends received	9.5	3.8

Net cash used by operating activities	(45.0)	(60.0)
Investing activities
Additions to property, plant and equipment	(2.0)	(3.5)
Assets acquired	—	(1.5)
Payments due to sale of discontinued operations	(0.1)	—
Proceeds from the disposition of assets	—	0.1
Other	—	0.3

Net cash used by investing activities	(2.1)	(4.6)
Financing activities
Repayments of long-term debt	(0.1)	—
Payments for debt issuance costs	(0.9)	—
Exercise of stock options	(0.4)	(0.2)

Net cash used by financing activities	(1.4)	(0.2)
Effect of foreign exchange rate changes on cash	1.5	1.5

Net decrease in cash and cash equivalents	(47.0)	(63.3)
Cash and cash equivalents
Beginning of period	121.2	83.2

End of period	$74.2	$19.9

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

The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Company believes the disclosures are adequate to make the information presented not misleading, certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted pursuant to those rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2011.

The condensed consolidated balance sheet as of March 31, 2012, the related condensed consolidated statements of operations, comprehensive income (loss), and cash flows for the three months ended March 31, 2012 and 2011 are unaudited. The December 31, 2011 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required annually by accounting principles generally accepted in the U.S. In the opinion of management, all adjustments consisting of only normal recurring adjustments necessary for a fair presentation of the financial statements have been included. Interim results may not be indicative of results for a full year.

The Company sold its GBC Fordigraph Pty Ltd business to The Neopost Group as of May 31, 2011. This business was part of the ACCO Brands International segment. The GBC Fordigraph Pty Ltd business was reclassified as a discontinued operation on the condensed consolidated statement of operations and condensed consolidated balance sheet for all prior year periods presented in this Quarterly Report on Form 10-Q. The cash flows from discontinued operations have not been separately classified on the accompanying consolidated statements of cash flows.

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make certain estimates and assumptions that affect the reported assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting periods. Actual results could differ from those estimates.

2. Recent Accounting Pronouncements

There have been no new accounting pronouncements issued in the first quarter of 2012 that impact the Company’s consolidated financial statements.

3. Subsequent Events

On May 1, 2012, the Company completed the merger of the Mead Consumer and Office Products Business (“Mead C&OP Business”) with a wholly-owned subsidiary of the Company (the “merger”). In the merger, MeadWestvaco Corporation (“MWV”) shareholders received approximately 57.1 million shares of the Company’s common stock, or 50.5% of the combined company, valued at approximately $602 million on the date of the merger. After the transaction was completed the Company had approximately 113 million common shares outstanding.

Under the terms of the merger agreement, MWV established a new subsidiary (“Monaco SpinCo Inc.”) to which it conveyed the Mead C&OP Business in return for a $460 million payment. The shares of Monaco SpinCo Inc. were then distributed to MWV’s shareholders as a dividend. Immediately after the spin-off and distribution, a newly formed subsidiary of the Company merged with and into Monaco SpinCo Inc. and MWV shareholders effectively received in the stock dividend and subsequent conversion approximately one share of ACCO Brands common stock for every three shares of MWV they held. Fractional shares were paid in cash. The subsidiary company subsequently merged with Mead Products LLC (“Mead Products”), the surviving corporate owned entity, which is a wholly-owned subsidiary of ACCO Brands Corporation.

For accounting purposes, the Company is the acquiring enterprise. The merger will be accounted for as a purchase business combination. Accordingly, the results of the Mead C&OP Business will be included in the Company’s consolidated financial statements from the date of the first merger, May 1, 2012.

The Company has not completed its accounting for the acquisition and therefore cannot estimate the purchase price allocation as of the merger date. The purchase price will be allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. The Company will determine the estimated fair values with the assistance of independent appraisals, discounted cash flow analyses, quoted market prices, and estimates made by management. To the extent the purchase price exceeds the fair value of the net identifiable tangible and intangible assets acquired; such excess will be allocated to goodwill.

Had the acquisition occurred on January 1, 2011, unaudited pro forma consolidated results, including the effects of the Company’s refinancing discussed below, for the three month periods ending March 31, 2011 and 2012 would have been as follows:

	Three months ended March 31,
(in millions of dollar, except per share data)	2012	2011
Net sales	$396.7	$414.3
Loss from continuing operations	(17.3)	(14.0)
Loss from continuing operations per common share (diluted)	$(0.15)	$(0.13)

On May 1, 2012 the Company entered into a refinancing in conjunction with its merger with the Mead C&OP Business. The refinancing transactions reduced the Company’s effective interest rates while increasing its borrowing capacity, and extending the maturities of its credit facilities.

The new credit facilities, outstanding notes, and their respective borrowers are as follows:

ACCO Brands Corporation:

•	$200 million US$ senior secured revolving credit facility due April 2017

•	$50 million multicurrency senior secured revolving credit facility due April 2017 (ACCO Brands Canada, Inc. is also an obligor under this facility)

•	$95 million US$ senior secured term loan A due April 2017

•	$450 million US$ senior secured term loan B due April 2019

Monaco SpinCo Inc.:

•	$190 million US$ senior secured term loan A due April 2017

•	$500 million senior unsecured notes due April 2020

Following the merger Monaco SpinCo Inc. was merged with Mead Products, a wholly-owned subsidiary of the Company, making ACCO Brands Corporation the guarantor of the new credit facilities and co-issuer of the senior unsecured notes.

ACCO Brands Canada, Inc.:

•	$34.5 million Canadian $ senior secured term loan A due April 2017

The senior secured credit facilities had a weighted average interest rate of 3.9% as of May 1, 2012 and the senior unsecured notes have an interest rate of 6.75%.

The Company must meet certain restrictive financial covenants as defined under the senior secured credit facilities. The covenants become more restrictive over time and require the Company to maintain certain ratios related to consolidated leverage and consolidated interest coverage. The Company is also subject to certain customary restrictive covenants under the new senior unsecured notes.

In addition on May 1, 2012 the Company repurchased or discharged all of its outstanding Senior Secured Notes of $425.1 million, due March 2015, for $464.7 million including premium and related fees of $39.6 million. On May 4, 2012 the Company redeemed all of its outstanding Senior Subordinated Notes of $246.3 million, due August 2015, for $252.6 million including a premium of $6.3 million. The Company also terminated its senior secured asset-based revolving credit facility of $175 million (the “ABL Facility”), which was undrawn as of May 1, 2012.

In conjunction with the Company’s refinancing, the Company paid approximately $54 million in additional bank, legal and advisory fees associated with our new credit facilities and the transaction. Approximately $32 million of these fees will be capitalized and amortized over the life of the credit facilities and senior unsecured notes.

4. Long-term Debt and Short-term Borrowings

Notes payable and long-term debt consisted of the following at March 31, 2012 and December 31, 2011:

(in millions of dollars)	March 31, 2012	December 31, 2011
Senior Secured Notes, due March 2015, net of discount(1) (fixed interest rate of 10.625%)	$421.2	$420.9
U.S. Dollar Senior Subordinated Notes, due August 2015 (fixed interest rate of 7.625%)	246.3	246.3
Other borrowings	1.7	1.8

Total debt	669.2	669.0
Less: current portion	(0.2)	(0.2)

Total long-term debt	$669.0	$668.8

(1)	Represents unamortized original issue discount of $3.9 million and $4.2 million as of March 31, 2012 and December 31, 2011, respectively.

As of March 31, 2012, the amount available for borrowings under the ABL Facility was $165.5 million (allowing for $9.5 million of letters of credit outstanding on that date).

Compliance with Loan Covenants

As of and for the period ended March 31, 2012, the Company was in compliance with all applicable loan covenants.

5. Pension and Other Retiree Benefits

The components of net periodic benefit cost for pension and postretirement plans for the three months ended March 31, 2012 and 2011 are as follows:

	Three Months Ended March 31,
	Pension Benefits				Postretirement
	U.S.		International
(in millions of dollars)	2012	2011	2012	2011	2012	2011
Service cost	$—	$—	$0.5	$0.5	$—	$—
Interest cost	2.1	2.1	3.4	3.7	0.1	0.2
Expected return on plan assets	(2.6)	(2.7)	(3.7)	(4.0)	—	—
Amortization of net loss (gain)	1.6	1.1	0.5	1.0	(0.1)	(0.2)

Total net periodic benefit cost	$1.1	$0.5	$0.7	$1.2	$—	$—

The Company expects to contribute approximately $15.7 million to its defined benefit plans in 2012. For the three months ended March 31, 2012, the Company has contributed $6.3 million to those plans.

During the first quarter of 2012 the Company changed its amortization of its net loss included in accumulated other comprehensive income for its U.K. pension plans from the average remaining service period of active employees expected to receive benefits under the plans to the average remaining life expectancy of the inactive participants. This change was the result of decreases in plan participation resulting in substantially all of the participants now being inactive. This has reduced net periodic benefit cost by approximately $0.8 million in the first quarter of 2012.

6. Stock -Based Compensation

The following table summarizes the Company’s stock-based compensation expense (including stock options, restricted stock units (“RSUs”) and performance stock units (“PSUs”)) for the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31,
(in millions of dollars)	2012	2011
Stock option expense	$0.3	$0.1
RSU expense	0.8	0.6
PSU expense	0.6	0.1

Total	$1.7	$0.8

During the first quarter of 2012, the Company’s Board of Directors approved a stock compensation grant, which consisted of 573,219 stock options, 319,359 RSUs and 709,696 PSUs.

The Company generally recognizes compensation expense for its stock-based awards ratably over the vesting period. Unrecognized compensation expense related to unvested stock options, RSUs and PSUs was $4.6 million, $7.5 million, and $11.5 million, respectively, as of March 31, 2012. The unrecognized compensation expense related to stock options, RSUs and PSUs will be recognized over a weighted-average period of 2.7 years, 2.8 years, and 2.2 years, respectively.

7. Inventories

Inventories are stated at the lower of cost or market value. The components of inventories are as follows:

(in millions of dollars)	March 31, 2012	December 31, 2011
Raw materials	$24.6	$23.9
Work in process	4.4	3.6
Finished goods	173.8	170.2

Total inventories	$202.8	$197.7

8. Goodwill and Identifiable Intangibles

Goodwill

As more fully described in the Company’s 2011 annual report on Form 10-K, the Company tests goodwill for impairment at least annually, normally in the second quarter, and on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred.

Changes in the net carrying amount of goodwill by segment were as follows:

(in millions of dollars)	ACCO Brands Americas	ACCO Brands International	Computer Products Group	Total
Balance at December 31, 2011	$88.6	$39.6	$6.8	$135.0
Translation	1.2	0.2	—	1.4

Balance at March 31, 2012	$89.8	$39.8	$6.8	$136.4

Goodwill	$220.7	$124.0	$6.8	$351.5
Accumulated impairment losses	(130.9)	(84.2)	—	(215.1)

Balance at March 31, 2012	$89.8	$39.8	$6.8	$136.4

Identifiable Intangible Assets

The gross carrying value and accumulated amortization by class of identifiable intangible assets as of March 31, 2012 and December 31, 2011 are as follows:

	March 31, 2012				December 31, 2011
(in millions of dollars)	Gross Carrying Amounts	Accumulated Amortization		Net Book Value	Gross Carrying Amounts	Accumulated Amortization		Net Book Value
Indefinite-lived intangible assets:
Trade names	$138.5	$(44.5	) (1)	$94.0	$138.2	$(44.5	) (1)	$93.7
Amortizable intangible assets:
Trade names	58.9	(29.0)		29.9	58.0	(27.8)		30.2
Customer and contractual relationships	26.3	(22.2)		4.1	26.1	(21.5)		4.6
Patents/proprietary technology	10.6	(9.0)		1.6	10.4	(8.5)		1.9

Subtotal	95.8	(60.2)		35.6	94.5	(57.8)		36.7

Total identifiable intangibles	$234.3	$(104.7)		$129.6	$232.7	$(102.3)		$130.4

(1)	Accumulated amortization prior to the adoption of authoritative guidance on goodwill and other intangible assets.

The Company’s intangible amortization expense was $1.5 million and $1.7 million for the three months ended March 31, 2012 and 2011, respectively. As of March 31, 2012, estimated amortization expense for amortizable intangible assets owned on March 31, 2012 for the current year and the next five years are as follows:

(in millions of dollars)	2012	2013	2014	2015	2016	2017
Estimated amortization expense	$5.0	$3.9	$3.4	$3.1	$2.8	$1.6

Actual amounts of amortization expense may differ from estimated amounts due to changes in foreign currency exchange rates, additional intangible asset acquisitions, impairment of intangible assets, accelerated amortization of intangible assets and other events.

9. Restructuring

On February 15, 2012 the Company committed to new cost savings plans intended to improve the efficiency and effectiveness of its U.S. and European businesses. Approximately 230 positions are expected to be eliminated as a result of these actions. The Company believes these actions will benefit its efforts to improve profitability and enhance shareholder value.

In connection with these actions, the Company expects to incur pretax charges of approximately $7 million in 2012. Cash costs related to these charges, net of anticipated asset sale proceeds, are expected to be approximately $5 million, which the Company expects to fully recover in savings over the remainder of 2012.

These actions were independent of and not a part of any plan of integration related to the Company’s acquisition of the Mead C&OP Business, which was effective on May 1, 2012.

In addition, from 2005 to 2009 , the Company had initiated significant restructuring actions associated with the merger of ACCO Brands Corporation with General Binding Corporation in 2005 that resulted in the closure or consolidation of facilities that were engaged in manufacturing and distributing the Company’s products, primarily in North America and Europe, or which resulted in a reduction in overall employee headcount. These restructuring actions are complete and no additional restructuring charges have been initiated related to the merger of the Company with General Binding Corporation since 2009. Cash disbursements for these restructuring actions will continue throughout 2012, principally for lease obligations outstanding as of March 31, 2012.

A summary of the activity in the restructuring accounts and a reconciliation of the liability for, and as of, the three months ended March 31, 2012 are as follows:

(in millions of dollars)	Balance at December 31, 2011	Total Provision	Cash Expenditures	Non-cash Items/ Currency Change	Balance at March 31, 2012
Employee termination costs	$0.3	$6.1	$(0.6)	$—	$5.8
Termination of lease agreements	0.7	—	(0.1)	—	0.6

Sub-total	1.0	6.1	(0.7)	—	6.4
Asset impairments/net loss on disposal of assets resulting from restructuring activities	0.2	—	(0.1)	—	0.1

Total restructuring liability	$1.2	$6.1	$(0.8)	$—	$6.5

Management expects the $5.8 million of employee termination costs to be substantially paid within the next 12 months. Cash payments associated with lease termination costs of $0.6 million are expected to continue until the last lease terminates in 2013.

10. Income Taxes

For the three months ended March 31, 2012, the Company recorded income tax expense from continuing operations of $3.9 million on a loss before taxes of $13.4 million. This compares to an income tax expense from continuing operations of $4.5 million on a loss before taxes of $4.5 million in the first quarter of 2011. The high effective tax rates for 2012 and 2011 are due to no tax benefits being provided on losses incurred in the U.S. and certain foreign jurisdictions where valuation reserves are recorded against future tax benefits.

The reconciliation of income taxes for the three months ended March 31, 2012 and 2011, computed at the U.S. federal statutory income tax rate compared to the Company’s effective income tax rate for continuing operations is as follows:

	Three Months Ended March 31,
(in millions of dollars)	2012	2011
Income tax benefit computed at U.S. statutory income tax rate	$(4.7)	$(1.6)
Increase in valuation allowance	9.7	7.8
Foreign income taxed at a lower effective rate	(1.3)	(2.1)
Miscellaneous	0.2	0.4

Income taxes as reported	$3.9	$4.5

The U.S. federal statute of limitations related to income tax returns remains open for the year 2008 and onward. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from 3 to 5 years. Years still open to examination by foreign tax authorities in major jurisdictions include Australia (2008 forward), Canada (2006 forward) and the U.K. (2008 forward). The Company is currently under examination in the U.S. and in various foreign jurisdictions.

11. Earnings per Share

Total outstanding shares as of March 31, 2012 and 2011 were 55.7 million and 55.1 million, respectively. The calculation of basic earnings per common share is based on the weighted average number of common shares outstanding in the year, or period, over which they were outstanding. The Company’s calculation of diluted earnings per common share assumes that any common shares outstanding were increased by shares that would be issued upon exercise of those stock units for which the average market price for the period exceeds the exercise price; less, the shares that could have been purchased by the Company with the related proceeds, including compensation expense measured but not yet recognized, net of tax.

	Three Months Ended March 31,
(in millions)	2012	2011
Weighted-average number of common shares outstanding — basic	55.5	55.0
Stock options.	0.1	0.1
Stock-settled stock appreciation rights.	1.5	1.9
Restricted stock units	1.3	0.7

Adjusted weighted-average shares and assumed conversions — diluted(1)	58.4	57.7

(1)

Due to the loss from continuing operations during the three months ended March 31, 2012 and 2011, the denominator in the diluted earnings per share calculation does not include the effects of the stock awards for which the average market price for the period exceeds the exercise price, as it would result in a less dilutive computation. As a result, reported diluted earnings per share for the three months ended March 31, 2012 and 2011 are the same as basic earnings per share.

Awards of shares representing approximately 5.6 million and 4.3 million as of March 31, 2012 and 2011, respectively, of potentially dilutive shares of common stock were outstanding and are not included in the computation of dilutive earnings per share as their effect would have been anti-dilutive as such options’ exercise prices were higher than the average market price during the period.

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

Forward currency contracts used to hedge foreign denominated inventory purchases are designated as a cash flow hedge. Unrealized gains and losses on these contracts for inventory purchases are deferred in other comprehensive income until the contracts are settled and the underlying hedged transactions are recognized, at which time the deferred gains or losses will be reported in the “Cost of products sold” line in the Condensed Consolidated Statements of Operations. As of March 31, 2012 and December 31, 2011, the Company had cash flow designated foreign exchange contracts outstanding with a U.S. dollar equivalent notional value of $66.6 million and $71.9 million, respectively.

Forward currency contracts used to hedge foreign denominated intercompany loans are not designated as hedging instruments. Gains and losses on these derivative instruments are recognized within Other expense, net in the Condensed Consolidated Statements of Operations and are largely offset by the changes in the fair value of the hedged item. As of March 31, 2012 and December 31, 2011, the Company had undesignated foreign exchange contracts outstanding with a U.S. dollar equivalent notional value of $78.0 million and $75.6 million, respectively.

The periods of the forward foreign exchange contracts correspond to the periods of the hedged transactions, and do not extend beyond March 2013.

The following table summarizes the fair value of the Company’s derivative financial instruments as of March 31, 2012 and December 31, 2011, respectively.

	Fair Value of Derivative Instruments
	Derivative Assets			Derivative Liabilities
(in millions of dollars)	Balance Sheet Location	Mar. 31, 2012	Dec. 31, 2011	Balance Sheet Location	Mar. 31, 2012	Dec. 31, 2011
Derivatives designated as hedging instruments:
Foreign exchange contracts	Other current assets	$1.3	$3.0	Other current liabilities	$0.5	$0.2
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current assets	0.2	0.8	Other current liabilities	0.4	1.2

Total derivatives		$1.5	$3.8		$0.9	$1.4

The following table summarizes the pre-tax effect of the Company’s derivative financial instruments on the Consolidated Financial Statements for the three months ended March 31, 2012 and 2011, respectively.

	The Effect of Derivative Instruments in Cash Flow Hedging Relationships on the Consolidated Financial Statements for the Three Months Ended March 31, 2012 and 2011
(in millions of dollars)	Amount of (Gain) Loss		Location of	Amount of (Gain) Loss Reclassified from
	Recognized in OCI		(Gain) Loss	AOCI to Income
	(Effective Portion)		Reclassified from	(Effective Portion)
	2012	2011	OCI to Income	2012	2011
Cash flow hedges:
Foreign exchange contracts	$0.9	$3.3	Cost of products sold	$(0.7)	$2.1

	The Effect of Derivatives
	Not Designated as Hedging Instruments
	on the Consolidated Statements of Operations
(in millions of dollars)	Location of (Gain) Loss Recognized in Income on Derivatives	Amount of (Gain) Loss Recognized in Income Three Months Ended Mar. 31,
		2012	2011
Foreign exchange contracts	Other (income) expense	$0.3	$0.9

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

The Company utilizes the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company has determined that its financial assets and liabilities are Level 2 in the fair value hierarchy. The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2012 and December 31, 2011:

	March 31,	December 31,
(in millions of dollars)	2012	2011
Assets:
Forward currency contracts	$1.5	$3.8
Liabilities:
Forward currency contracts	$0.9	$1.4

The Company’s forward currency contracts are included in Other Current Assets or Other Current Liabilities and mature within 12 months. The forward foreign currency exchange contracts are primarily valued based on the foreign currency spot and forward rates quoted by the banks or foreign currency dealers. As such, these derivative instruments are classified within Level 2.

The fair values of cash and cash equivalents, notes payable to banks, accounts receivable and accounts payable approximate carrying amounts due principally to their short maturities. The carrying amount of total debt was $669.0 million and $668.8 million and the estimated fair value of total debt was $718.7 million and $727.2 million at March 31, 2012 and December 31, 2011, respectively. The fair values are determined from quoted market prices, where available, and from investment bankers using current interest rates considering credit ratings and the remaining terms of maturity.

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

As discussed in Note 1, Basis of Presentation, during the second quarter of 2011 the Company sold its GBC Fordigraph Pty Ltd business which was formerly part of the ACCO Brands International segment and is included in the financial statement caption “Discontinued Operations.” The ACCO Brands International segment is now presented on a continuing operations basis excluding the GBC Fordigraph Pty Ltd business.

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

Financial information by reportable segment is set forth below.

Net sales by business segment are as follows:

	Three Months Ended March 31,
(in millions of dollars)	2012	2011
ACCO Brands Americas	$152.8	$152.2
ACCO Brands International	94.5	104.9
Computer Products Group	41.6	41.3

Net sales	$288.9	$298.4

Operating income by business segment is as follows (1):

	Three Months Ended March 31,
(in millions of dollars)	2012	2011
ACCO Brands Americas	$(0.8)	$5.5
ACCO Brands International	5.5	4.1
Computer Products Group	7.5	9.3

Segment operating income	12.2	18.9
Corporate	(8.2)	(5.6)

Operating income	4.0	13.3
Interest expense, net	19.1	19.2
Equity in earnings of joint ventures	(1.5)	(1.2)
Other income, net	(0.2)	(0.2)

Loss from continuing operations before income taxes	$(13.4)	$(4.5)

(1)	Operating income as presented in the segment table above is defined as i) net sales; ii) less cost of products sold; iii) less advertising, selling, general and administrative expenses; iv) less amortization of intangibles; and v) less restructuring.

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

	Three Months Ended March 31,
(in millions of dollars)	2012	2011
Net sales	$40.4	$37.4
Gross profit	22.7	20.7
Operating income	4.4	3.7
Net income	2.9	2.4

	March 31,	December 31,
(in millions of dollars)	2012	2011
Current assets	$70.1	$94.3
Non-current assets	37.5	37.1
Current liabilities	36.0	40.0
Non-current liabilities	16.0	16.7

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

The Company routinely evaluates its exposure to loss contingencies arising from pending or threatened litigation and believes it has made adequate provisions therefore. Nonetheless, assessing and predicting the outcomes of these matters involve substantial uncertainties. It remains possible that despite management’s current belief, material differences in actual outcomes or changes in management’s evaluations or predictions could arise that could have a material adverse impact on the Company’s financial condition or results of operations.

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

17. Discontinued Operations

In June of 2011, and with effect from May 31, 2011, the Company sold its GBC-Fordigraph business to The Neopost Group. The Australia-based business was formerly part of the ACCO Brands International segment and is included in the financial statements as discontinued operations. The GBC-Fordigraph business represented $45.9 million in annual net sales for the year ended December 31, 2010. For the first quarter of 2011 the GBC-Fordigraph business was reclassified as a discontinued operation. The Company has received final proceeds of $52.9 million during 2011, inclusive of working capital adjustments and selling costs. In connection with this transaction, predominately in the second quarter of 2011 the Company recorded a gain on sale of $41.9 million ($36.8 million after-tax).

Also included in discontinued operations are residual costs of the Company’s commercial print finishing business, which was sold during the second quarter of 2009. During the three months ended March 31, 2012 the Company recorded expenses of $0.1 million, related to litigation costs associated with the wind-down of the discontinued operations. No expenses were recorded related to the commercial print finishing business in the three months ended March 31, 2011.

The operating results and financial position of discontinued operations are as follows:

	Three Months Ended
	March 31,
(in millions, except per share data)	2012	2011
Operating Results:
Net sales	$—	$11.9

Income (loss) from operations before income taxes	(0.1)	1.2
Provision (benefit) for income taxes	—	0.3

Income (loss) from discontinued operations	$(0.1)	$0.9

Per share:
Basic income (loss) from discontinued operations	$—	$0.02

Diluted income (loss) from discontinued operations	$—	$0.02

(in millions of dollars)	March 31, 2012	December 31, 2011
Financial Position:
Current assets	$—	$—
Long-term assets	—	—

Total assets	$—	$—

Current liabilities	$1.1	$1.1
Long-term liabilities	—	—

Total liabilities	$1.1	$1.1

Remaining liabilities related to discontinued operations consist of litigation accruals.

18. Condensed Consolidated Financial Information

The Company’s 100% owned domestic subsidiaries have jointly, severally, fully and unconditionally guaranteed the Senior Secured Notes and Senior Subordinated Notes which remained outstanding as of March 31, 2012. Rather than filing separate financial statements for each guarantor subsidiary with the Securities and Exchange Commission, the Company has elected to present the following condensed consolidating financial statements, which detail the results of operations and cash flows for the three months ended March 31, 2012 and 2011 and financial position as of March 31, 2012 and December 31, 2011 of the Company and its guarantor and non-guarantor subsidiaries (in each case carrying investments under the equity method), and the eliminations necessary to arrive at the reported consolidated financial statements of the Company.

Condensed Consolidating Balance Sheets (Unaudited)

	March 31, 2012
(in millions of dollars)	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$45.0	$(11.4)	$40.6	$—	$74.2
Accounts receivable, net	—	80.5	154.6	—	235.1
Inventories	—	104.2	98.6	—	202.8
Receivables from affiliates	17.4	0.4	44.6	(62.4)	—
Deferred income taxes	2.4	—	5.7	—	8.1
Other current assets	4.9	16.4	13.4	—	34.7

Total current assets	69.7	190.1	357.5	(62.4)	554.9
Property, plant and equipment, net	0.5	72.8	69.3	—	142.6
Deferred income taxes	1.0	—	16.6	—	17.6
Goodwill	—	70.5	65.9	—	136.4
Identifiable intangibles, net	57.8	49.6	22.2	—	129.6
Other assets	17.1	5.3	41.4	—	63.8
Investment in, long-term receivables from, affiliates	730.2	713.0	200.0	(1,643.2)	—

Total assets	$876.3	$1,101.3	$772.9	$(1,705.6)	$1,044.9

Liabilities and Stockholders’ (Deficit) Equity
Current liabilities
Current portion of long-term debt	$0.1	$0.1	$—	$—	$0.2
Accounts payable	—	48.1	49.9	—	98.0
Accrued compensation	0.8	5.1	10.9	—	16.8
Accrued customer program liabilities	—	15.2	34.5	—	49.7
Accrued interest	4.2	—	—	—	4.2
Other current liabilities	8.9	24.5	39.7	—	73.1
Payables to affiliates	11.9	225.7	257.7	(495.3)	—
Liabilities of discontinued operations	—	—	1.1	—	1.1

Total current liabilities	25.9	318.7	393.8	(495.3)	243.1
Long-term debt	668.7	0.3	—	—	669.0
Long-term notes payable to affiliates	178.2	16.4	—	(194.6)	—
Deferred income taxes	64.3	—	22.6	—	86.9
Pension and post-retirement benefit obligations	5.0	53.8	42.1	—	100.9
Other non-current liabilities	2.5	5.6	5.2	—	13.3

Total liabilities	944.6	394.8	463.7	(689.9)	1,113.2
Stockholders’ (deficit) equity
Common stock	0.6	562.0	75.3	(637.3)	0.6
Treasury stock	(2.1)	—	—	—	(2.1)
Paid-in capital	1,409.1	696.4	341.9	(1,038.3)	1,409.1
Accumulated other comprehensive loss	(121.3)	(64.2)	(21.8)	86.0	(121.3)
Accumulated deficit	(1,354.6)	(487.7)	(86.2)	573.9	(1,354.6)

Total stockholders’ (deficit) equity	(68.3)	706.5	309.2	(1,015.7)	(68.3)

Total liabilities and stockholders’ (deficit) equity	$876.3	$1,101.3	$772.9	$(1,705.6)	$1,044.9

Condensed Consolidating Balance Sheets

	December 31, 2011
(in millions of dollars)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$62.0	$(1.2)	$60.4	$—	$121.2
Accounts receivable, net	—	90.6	178.9	—	269.5
Inventories	—	97.5	100.2	—	197.7
Receivables from affiliates	19.7	0.8	41.2	(61.7)	—
Deferred income taxes	2.4	—	5.2	—	7.6
Other current assets	5.5	9.3	12.1	—	26.9

Total current assets	89.6	197.0	398.0	(61.7)	622.9
Property, plant and equipment, net	0.6	75.6	71.0	—	147.2
Deferred income taxes	1.0	—	15.7	—	16.7
Goodwill	—	70.5	64.5	—	135.0
Identifiable intangibles, net	57.8	50.3	22.3	—	130.4
Other assets	13.7	5.2	45.6	—	64.5
Investment in, long term receivables from affiliates	727.8	722.0	200.0	(1,649.8)	—

Total assets	$890.5	$1,120.6	$817.1	$(1,711.5)	$1,116.7

Liabilities and Stockholders' (Deficit) Equity
Current liabilities:
Current portion of long-term debt	$0.1	$0.1	$—	$—	$0.2
Accounts payable	—	52.6	74.5	—	127.1
Accrued compensation	1.7	9.6	12.9	—	24.2
Accrued customer programs liabilities	—	23.4	43.4	—	66.8
Accrued interest	20.2	—	—	—	20.2
Other current liabilities	3.3	21.2	42.0	—	66.5
Payables to affiliates	9.0	223.3	262.1	(494.4)	—
Liabilities of discontinued operations	—	0.1	1.0	—	1.1

Total current liabilities	34.3	330.3	435.9	(494.4)	306.1
Long-term debt	668.5	0.3	—	—	668.8
Long-term notes payable to affiliates	178.2	16.4	—	(194.6)	—
Deferred income taxes	64.1	—	21.5	—	85.6
Pension and post retirement benefit obligations	5.1	54.7	46.3	—	106.1
Other non-current liabilities	2.2	4.8	5.0	—	12.0

Total liabilities	952.4	406.5	508.7	(689.0)	1,178.6

Stockholder's (deficit) equity:
Common stock	0.6	562.0	75.3	(637.3)	0.6
Treasury stock	(1.7)	—	—	—	(1.7)
Paid-in capital	1,407.4	696.4	341.9	(1,038.3)	1,407.4
Accumulated other comprehensive loss	(131.0)	(65.8)	(29.8)	95.6	(131.0)
Accumulated deficit	(1,337.2)	(478.5)	(79.0)	557.5	(1,337.2)

Total stockholders' (deficit) equity	(61.9)	714.1	308.4	(1,022.5)	(61.9)

Total liabilities and stockholders' (deficit) equity	$890.5	$1,120.6	$817.1	$(1,711.5)	$1,116.7

Condensed Consolidating Income Statements (Unaudited)

	Three months ended March 31, 2012
(in millions of dollars)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Unaffiliated sales	$—	$135.9	$153.0	$—	$288.9
Affiliated sales	—	4.3	1.2	(5.5)	—

Net sales	—	140.2	154.2	(5.5)	288.9
Cost of products sold	—	105.0	105.6	(5.5)	205.1

Gross profit	—	35.2	48.6	—	83.8
Advertising, selling, general and administrative expenses	8.9	33.8	29.5	—	72.2
Amortization of intangibles	—	0.8	0.7	—	1.5
Restructuring charges	—	3.6	2.5	—	6.1

Operating (loss) income	(8.9)	(3.0)	15.9	—	4.0
Interest (income) expense from affiliates	(0.2)	—	0.2	—	—
Interest expense, net	16.8	2.3	—	—	19.1
Equity in earnings of joint ventures	—	—	(1.5)	—	(1.5)
Other (income) expense, net	—	(3.7)	3.5	—	(0.2)

(Loss) income before taxes and earnings of wholly owned subsidiaries	(25.5)	(1.6)	13.7	—	(13.4)
Income tax expense	0.5	—	3.4	—	3.9

(Loss) income from continuing operations	(26.0)	(1.6)	10.3	—	(17.3)
Loss from discontinued operations, net of income taxes	—	(0.1)	—	—	(0.1)

(Loss) income before earnings of wholly owned subsidiaries	(26.0)	(1.7)	10.3	—	(17.4)
Earnings of wholly owned subsidiaries	8.6	8.3	—	(16.9)	—

Net (loss) income	$(17.4)	$6.6	$10.3	$(16.9)	$(17.4)

	Three months ended March 31, 2011
(in millions of dollars)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Unaffiliated sales	$—	$135.0	$163.4	$—	$298.4
Affiliated sales	—	4.7	1.1	(5.8)	—

Net sales	—	139.7	164.5	(5.8)	298.4
Cost of products sold	—	102.7	112.3	(5.8)	209.2

Gross profit	—	37.0	52.2	—	89.2
Advertising, selling, general and administrative expenses	6.0	34.6	33.7	—	74.3
Amortization of intangibles	—	0.9	0.8	—	1.7
Restructuring income	—	—	(0.1)	—	(0.1)

Operating (loss) income	(6.0)	1.5	17.8	—	13.3
Interest (income) expense from affiliates	(0.3)	—	0.3	—	—
Interest expense, net	16.7	2.5	—	—	19.2
Equity in losses (earnings) of joint ventures	—	0.1	(1.3)	—	(1.2)
Other expense (income), net	0.1	(4.9)	4.6	—	(0.2)

(Loss) income before taxes and earnings of wholly owned subsidiaries	(22.5)	3.8	14.2	—	(4.5)
Income tax expense	1.5	—	3.0	—	4.5

(Loss) income from continuing operations	(24.0)	3.8	11.2	—	(9.0)
Income from discontinued operations, net of income taxes	—	—	0.9	—	0.9

(Loss) income before earnings of wholly owned subsidiaries	(24.0)	3.8	12.1	—	(8.1)
Earnings of wholly owned subsidiaries	15.9	10.6	—	(26.5)	—

Net (loss) income	$(8.1)	$14.4	$12.1	$(26.5)	$(8.1)

Condensed Consolidating Statement of Cash Flows (Unaudited)

	Three Months Ended March 31, 2012
(in millions of dollars)	Parent	Guarantors	Non- Guarantors	Consolidated
Net cash (used) provided by operating activities	$(46.6)	$(11.3)	$12.9	$(45.0)

Investing activities:
Additions to property, plant and equipment	—	(0.9)	(1.1)	(2.0)
Payments due to sale of discontinued operations	—	(0.1)	—	(0.1)

Net cash used by investing activities	—	(1.0)	(1.1)	(2.1)
Financing activities:
Intercompany financing	14.9	0.6	(15.5)	—
Net dividends	16.0	1.5	(17.5)	—
Repayments of long-term debt	—	—	(0.1)	(0.1)
Payments for debt issuance costs	(0.9)	—	—	(0.9)
Exercise of stock options	(0.4)	—	—	(0.4)

Net cash provided (used) by financing activities	29.6	2.1	(33.1)	(1.4)
Effect of foreign exchange rate changes on cash	—	—	1.5	1.5
Net decrease in cash and cash equivalents	(17.0)	(10.2)	(19.8)	(47.0)
Cash and cash equivalents at the beginning of the period	62.0	(1.2)	60.4	121.2

Cash and cash equivalents at the end of the period	$45.0	$(11.4)	$40.6	$74.2

	Three Months Ended March 31, 2011
(in millions of dollars)	Parent	Guarantors	Non- Guarantors	Consolidated
Net cash (used) provided by operating activities	$(40.6)	$(22.3)	$2.9	$(60.0)

Investing activities:
Additions to property, plant and equipment	—	(1.4)	(2.1)	(3.5)
Assets acquired	—	(0.6)	(0.9)	(1.5)
(Payments) proceeds from the sale of discontinued operations	—	(0.1)	0.1	—
Proceeds from the disposition of assets	—	—	0.1	0.1
Other	—	—	0.3	0.3

Net cash used by investing activities	—	(2.1)	(2.5)	(4.6)
Financing activities:
Intercompany financing	5.7	(3.2)	(2.5)	—
Net dividends	—	25.5	(25.5)	—
Exercise of stock options	(0.2)	—	—	(0.2)

Net cash provided (used) by financing activities	5.5	22.3	(28.0)	(0.2)
Effect of foreign exchange rate changes on cash	—	—	1.5	1.5
Net decrease in cash and cash equivalents	(35.1)	(2.1)	(26.1)	(63.3)
Cash and cash equivalents at the beginning of the period	39.5	(0.4)	44.1	83.2

Cash and cash equivalents at the end of the period	$4.4	$(2.5)	$18.0	$19.9

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

ACCO Brands Corporation (the “Company”) is a world leader in sales of branded office products (excluding furniture, computers, printers and bulk paper) to the office products resale industry. We design, develop, manufacture and market a wide variety of traditional and computer-related office products, supplies, binding and laminating equipment and related consumable supplies, personal computer accessory products, paper-based time management products and presentation aids and products. Through a focus on research, marketing and innovation, we seek to develop new products that meet the needs of our consumers and commercial end-users, which we believe will increase the product positioning of our brands. We compete through a balance of innovation, a low-cost operating model and an efficient supply chain. We sell products in highly competitive markets, and compete against large international and national companies, regional competitors and against our own customers’ direct sourcing of private-label products. We sell our products primarily to markets located in North America, Europe and Australia. Our brands include GBC®, Kensington®, Quartet®, Rexel, Swingline®, Wilson Jones®, Marbig, NOBO and Day-Timer®, among others.

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

Mead C&OP Business Merger and Company Refinancing

On November 17, 2011, the Company announced the signing of a definitive agreement to merge the Mead Consumer and Office Products Business (“Mead C&OP Business”) into the Company. The Mead C&OP Business is a leading manufacturer and marketer of school supplies, office products, and planning and organizing tools – including the Mead®, Five Star®, Trapper Keeper®, AT-A-GLANCE®, Cambridge®, Day Runner®, Hilroy, Tilibra and Grafons brands in the U.S., Canada and Brazil.

On May 1, 2012, the Company completed the merger of the Mead C&OP Business with a wholly-owned subsidiary of the Company (the “merger”). In the merger, MeadWestvaco Corporation (“MWV”) shareholders received approximately 57.1 million shares of the Company’s common stock, or 50.5% of the combined company, valued at approximately $602 million on the date of the merger. After the transaction was completed the Company had approximately 113 million common shares outstanding.

Under the terms of the merger agreement, MWV established a new subsidiary (“Monaco SpinCo Inc.”) to which it conveyed the Mead C&OP Business in return for a $460 million payment. The shares of Monaco SpinCo Inc. were then distributed to MWV’s shareholders as a dividend. Immediately after the spin-off and distribution, a newly formed subsidiary of the Company merged with and into Monaco SpinCo Inc. and MWV shareholders effectively received in the stock dividend and subsequent conversion approximately one share of ACCO Brands common stock for every three shares of MWV they held. Fractional shares were paid in cash. The subsidiary company subsequently merged with Mead Products LLC (“Mead Products”), the surviving corporate owned entity, which is a wholly-owned subsidiary of ACCO Brands Corporation.

For accounting purposes, the Company is the acquiring enterprise. The merger will be accounted for as a purchase business combination. Accordingly, the results of the Mead C&OP Business will be included in the Company’s consolidated financial statements from the date of the first merger, May 1, 2012. In connection with this transaction, in the quarter ended March 31, 2012, the Company incurred expenses of $3.0 million related to the transaction.

On May 1, 2012 the Company entered into a refinancing in conjunction with its merger with the Mead C&OP Business. The refinancing transactions reduced the Company’s effective interest rates while increasing its borrowing capacity, and extending the maturities of its credit facilities.

The new credit facilities and outstanding notes are as follows:

•	$250 million of US$ senior secured revolving credit facilities due April 2017

•	$285 million of US$ senior secured term loans due April 2017

•	$34.5 million Canadian $ senior secured loan due April 2017

•	$450 million US$ senior secured term loan due April 2019

•	$500 million senior unsecured notes due April 2020

The senior secured credit facilities had a weighted average interest rate of 3.9% as of May 1, 2012 and the senior unsecured notes have an interest rate of 6.75%.

The Company must meet certain restrictive financial covenants as defined under the senior secured credit facilities. The covenants become more restrictive over time and require the Company to maintain certain ratios related to consolidated leverage and consolidated interest coverage. The Company is also subject to certain customary restrictive covenants under the new senior unsecured notes.

In addition on May 1, 2012 the Company repurchased or discharged all of its outstanding Senior Secured Notes of $425.1 million, due March 2015, for $464.7 million including premium and related fees of $39.6 million. On May 4, 2012 the Company redeemed all of its outstanding Senior Subordinated Notes of $246.3 million, due August 2015, for $252.6 million including a premium of $6.3 million. The Company also terminated its senior secured asset-based revolving credit facility of $175 million, which was undrawn as of May 1, 2012.

In conjunction with the Company’s refinancing, the Company paid approximately $54 million in additional bank, legal and advisory fees associated with our new credit facilities and the transaction. Approximately $32 million of these fees will be capitalized and amortized over the life of the credit facilities and senior unsecured notes.

Management’s discussion and analysis of financial condition and results of operations for the three months ended March 31, 2012 and 2011, should be read in conjunction with the condensed consolidated financial statements of ACCO Brands Corporation and the accompanying notes contained therein. Unless otherwise noted, the following discussion pertains only to our continuing operations and excludes the results of the Mead C&OP Business that was subsequently acquired.

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

During 2011, the cost of certain commodities used to make our products increased significantly, negatively impacting our cost of goods, mainly for products sold in the second half of the year. The Company implemented price increases in the first and third quarters of 2011 to offset these cost increases. In the first quarter of 2012 the Company has implemented certain price increases in a limited number of markets in an effort to offset any increases in cost. We continue to monitor commodity costs and work with our suppliers and customers to negotiate balanced and fair pricing that best reflects the current economic environment.

In the first quarter of 2011, the Company initiated plans to rationalize its European operations, which principally consist of employee termination costs, $3.9 million of which has been reflected in the results of operations in the first quarter of 2011. Savings realized in the second half of 2011 largely offset the costs related to this rationalization.

On February 15, 2012 the Company committed to new cost savings plans intended to improve the efficiency and effectiveness of its businesses. The cost savings activities will principally take place in U.S. and the U.K. Approximately 230 positions are expected to be eliminated as a result of these actions. The Company believes these actions will benefit its efforts to improve profitability and enhance shareholder value. These actions are expected to result in approximately $8 million in annualized cost savings when fully realized, with approximately $5 million to be realized in 2012. In connection with these actions, the Company expects to incur pretax charges of approximately $7 million in 2012 of which $6.1 million was recorded in the quarter ending March 31, 2012 and principally represent employee termination and severance costs. Cash costs related to these charges, net of anticipated asset sale proceeds, are expected to be $5 million which the Company expects to fully recover in savings over the remainder of 2012.

The actions described in the preceding paragraph are independent of and not a part of any plan of integration related to the Company’s acquisition of the Mead C&OP Business.

The Company funds liquidity needs for capital investment, working capital and other financial commitments through cash flow from continuing operations and, formerly, from its $175.0 million ABL Facility. Based on our borrowing base, as of March 31, 2012, approximately $165.5 million remained available for borrowing under that ABL Facility, which was replaced by a new $250 million senior secured revolving credit facility as discussed above. See Note 3, Subsequent Events, to our consolidated financial statements contained in Item 1 of this report for more details.

Three months ended March 31, 2012 versus three months ended March 31, 2011

The following table presents the Company’s results for the three months ended March 31, 2012 and 2011, respectively.

	Three Months Ended March 31,		Amount of Change
(in millions of dollars)	2012	2011	$	%
Net sales	$288.9	$298.4	$(9.5)	(3)%
Cost of products sold	205.1	209.2	(4.1)	(2)%
Gross profit	83.8	89.2	(5.4)	(6)%
Gross profit margin	29.0%	29.9%		(0.9	) pts
Advertising, selling, general and administrative expenses	72.2	74.3	(2.1)	(3)%
Amortization of intangibles	1.5	1.7	(0.2)	(12)%
Restructuring charges (income)	6.1	(0.1)	6.2	NM
Operating income	4.0	13.3	(9.3)	(70)%
Operating income margin	1.4%	4.5%		(3.1	) pts
Interest expense, net	19.1	19.2	(0.1)	(1)%
Equity in earnings of joint ventures	(1.5)	(1.2)	0.3	25%
Other income, net	(0.2)	(0.2)	—	—
Income tax expense	3.9	4.5	(0.6)	(13)%
Effective tax rate	-29.1%	-100.0%		70.9	pts
Loss from continuing operations	(17.3)	(9.0)	(8.3)	(92)%
Income (loss) from discontinued operations, net of income taxes	(0.1)	0.9	(1.0)	NM
Net loss	(17.4)	(8.1)	(9.3)	NM

Net Sales

Net sales decreased by $9.5 million, or 3%, to $288.9 million primarily due to volume declines in Europe and Canada. Overall volume declined 4.0% with unfavorable currency translation contributing an additional $1.9 million, or 0.6%, to the decline. Partially offsetting the decrease was higher net pricing of 1.4%, including $1.7 million related to the change in expense recognition for fixed customer programs, which were previously expensed on a straight line basis throughout the year. Effective in the first quarter of 2012 these fixed customer programs are being expensed during the year as a percentage of historic sales.

Cost of Products Sold

Cost of products sold includes all manufacturing, product sourcing and distribution costs, including depreciation related to assets used in the manufacturing and distribution process, inbound and outbound freight, shipping and handling costs, purchasing costs associated with materials and packaging used in the production processes. Cost of products sold decreased $4.1 million, to $205.1 million and includes a $1.4 million impact of unfavorable currency translation. The decrease primarily reflects the impact of lower sales volume.

Gross Profit

Management believes that gross profit and gross profit margin provide enhanced shareholder appreciation of underlying profit drivers. Gross profit margin decreased to 29.0% from 29.9% and gross profit decreased $5.4 million, or 6%, to $83.8 million. The decrease in gross profit and gross profit margin was primarily due to higher commodity costs and adverse sales mix, in the Americas and Computer Product Group segments, which were partially offset by higher net pricing.

Advertising, selling, general and administrative expenses

Advertising, selling, general and administrative expenses (SG&A) include advertising, marketing, selling (including commissions), research and development, customer service, depreciation related to assets outside the manufacturing and distribution processes and all other general and administrative expenses outside the manufacturing and distribution functions (e.g., finance, human resources, information technology, etc.). As a percentage of sales, SG&A increased modestly compared to the prior year period, 25.0% versus 24.9%. SG&A decreased $2.1 million, or 3%, to $72.2 million, with currency translation contributing $0.3 million of the decrease. The decrease was principally driven by the absence of $3.9 million of business rationalization charges within our European operations incurred during 2011 and related savings within SG&A primarily in Europe, partially offset by higher management incentives and $1.8 million in costs associated with the acquisition of the Mead C&OP Business.

Restructuring Charges

Employee termination and severance charges included in restructuring charges relate to the Company’s new cost saving plans initiated in the first quarter of 2012, which are intended to improve the efficiency and effectiveness of its businesses, were $6.1 million compared to income of $0.1 million in the prior-year quarter due to the release of reserves no longer required.

Operating Income

Operating income decreased $9.3 million, or 70%, to $4.0 million and as a percentage of sales operating income declined to 1.4% from 4.5%. The decline was driven by $6.1 million in restructuring costs and lower sales volume, which were partially offset by lower SG&A costs.

Interest Expense and Other (Income) Expense

Interest expense was $19.1 million compared to $19.2 million in the prior-year quarter. The decrease was due to lower interest expense attributable to the repurchases of the Company’s Senior Secured Notes and Senior Subordinated Notes totaling $34.9 million and $25.0 million, during the second and third quarters of 2011, and was mostly offset by $1.2 million of Mead C&OP Business related expenses for the committed financing required for the transaction.

Income Taxes

For the three months ended March 31, 2012, the Company recorded income tax expense from continuing operations of $3.9 million on a loss before taxes of $13.4 million. This compares to an income tax expense from continuing operations of $4.5 million on a loss before taxes of $4.5 million in the prior year. The high effective tax rates for 2012 and 2011 are due to no tax benefit being provided on losses incurred in the U.S. and certain foreign jurisdictions where valuation reserves are recorded against future tax benefits.

Loss from Continuing Operations

Loss from continuing operations was $17.3 million, or $0.31 per diluted share, compared to a loss of $9.0 million, or $0.16 per diluted share in the prior-year.

(Loss) income from Discontinued Operations

Loss from discontinued operations was $0.1 million, or $0.00 per diluted share, compared to income of $0.9 million, or $0.02 per diluted share in the prior-year.

Discontinued operations include the results of the Company’s GBC-Fordigraph business, which was sold during the second quarter of 2011, and the commercial print finishing business, which was sold during 2009. For a further discussion of the Company’s discontinued operations see Note 17, Discontinued Operations, to our consolidated financial statements contained in Item 1 of this report.

The components of discontinued operations for the three months ended March 31, 2012 and 2011 are as follows:

(in millions of dollars)	2012	2011
Income (loss) from operations before income tax	$(0.1)	$1.2
Income tax expense	—	0.3
Income (loss) from discontinued operations	$(0.1)	$0.9

Net Loss

Net loss was $17.4 million, or $0.31 per diluted share, compared to a net loss of $8.1 million, or $0.15 per diluted share, in the prior-year.

Segment Discussion

	Three Months Ended March 31,
	2012	2011	Amount of change
(in millions of dollars)	Net Sales		$	%
ACCO Brands Americas	$152.8	$152.2	$0.6	—
ACCO Brands International	94.5	104.9	(10.4)	(10)%
Computer Products	41.6	41.3	0.3	1%

Total segment sales	$288.9	$298.4	$(9.5)

	Three Months Ended March 31,
	2012		2011		Amount of change
(in millions of dollars)	Operating Income (Loss)	Operating Income Margin	Operating Income	Operating Income Margin	$	%	Margin Points
ACCO Brands Americas	$(0.8)	(0.5%)	$5.5	3.6%	$(6.3)	(115)%	(410)
ACCO Brands International	5.5	5.8%	4.1	3.9%	1.4	34%	190
Computer Products	7.5	18.0%	9.3	22.5%	(1.8)	(19)%	(450)

Total segment operating income	$12.2		$18.9		$(6.7)

Segment operating income excludes corporate costs; interest expense, net; equity in earnings of joint ventures and other expense, net. See Note 14, Information on Business Segments, to our consolidated financial statements contained in Item 1 of this report for a reconciliation of total segment operating income to income (loss) from continuing operations before income taxes.

ACCO Brands Americas

ACCO Brands Americas net sales increased modestly to $152.8 million compared to $152.2 million. The increase was driven by higher net pricing and was partially offset by unfavorable foreign currency translation of $1.4 million, or 1%, and slightly lower volume. The volume decline was driven by Canada primarily due to inventory reductions by a large customer and was partially offset by growth in Latin America.

ACCO Brands Americas operating income decreased $6.3 million, to a loss of $0.8 million, and operating income margin decreased to (0.5)% from 3.6% in the prior year period. The decrease in operating income primarily reflects the impact of $3.6 million of restructuring charges related to the Company’s new cost savings plans intended to improve the efficiency and effectiveness of its U.S. business in future periods, principally in the U.S. direct sales and customer service operations, and lower gross profit due to higher commodity costs, and an unfavorable product mix due to higher sales in the low-margin ring binder category. This decrease was partially offset by higher net pricing.

ACCO Brands International

ACCO Brands International net sales decreased $10.4 million, or 10%, to $94.5 million. Volume declined 13% and was entirely within Europe. The decline in Europe was primarily the result of planned strategic exits and discontinuation of low margin products, along with the weak economic environment in continental Europe. Partially offsetting Europe’s volume decline were price increases of approximately 3% and volume gains in Australia and Asia-Pacific.

ACCO Brands International operating income increased $1.4 million, or 34%, to $5.5 million, and operating income margin increased to 5.8% from 3.9% in the prior year period. The increase in operating income was the result of the lack of $3.9 million of business rationalization charges within the Company’s European operations incurred during 2011, higher pricing, favorable product mix due to the planned strategic exits and discontinuation of low margin products, and savings within SG&A. Partially offsetting the increase was the unfavorable impact from lower sales volume and increased product costs, along with $2.5 million of restructuring charges related to the Company’s commitment to a new cost savings plan intended to improve the efficiency and effectiveness of its European business.

Computer Products Group

Computer Products net sales increased modestly to $41.6 million compared to $41.3 million. The increase primarily reflects volume gains from sales of new products for smart phones and tablets, partially offset by lower sales of laptop accessories, particularly security products in the U.S., lower net pricing due to promotions and a shift in sales in Europe to the retail channel as well as an unfavorable impact from foreign currency translation which decreased sales by $0.6 million, or 2%.

Operating income decreased $1.8 million, or 19%, to $7.5 million, with operating income margins decreasing to 18.0% from 22.5%. The decrease in operating income/margins were primarily due to unfavorable product mix with lower security product volume as noted above, lower net pricing, and high levels of air freight for new products.

Liquidity and Capital Resources

Our primary liquidity needs are to service indebtedness, fund capital expenditures and support working capital requirements as of March 31, 2012. Our principal sources of liquidity are cash flows from operating activities, cash and cash equivalents held and borrowings under our ABL Facility. See Note 3, Subsequent Events, to our consolidated financial statements contained in Item 1 of this report for details on the Company’s refinancing that was completed on May 1, 2012. We maintain adequate financing arrangements at market rates. Our priority for cash flow over the near term, after internal growth, is to fund the reduction of debt and invest in new products through both organic development and acquisitions.

Three months ended March 31, 2012 versus three months ended March 31, 2011

Cash Flow from Operating Activities

For the three months ended March 31, 2012 cash used by operating activities was $45.0 million compared to $60.0 million in the prior year. This is consistent with our normal business cyclicality where the Company has a use of cash by operating activities in the first quarter, due to the outflows related to semi-annual interest payments, annual incentive payments and pension plan payments. The net loss for 2012 was $17.4 million and the net loss for 2011 was $8.1 million. Non-cash adjustments to net loss on a pre-tax basis in 2012 totaled $10.9 million compared to $11.2 million in 2011.

In addition, for the 2012 period the use of cash by operating activities of $45.0 million includes a source from net working capital (accounts receivable, inventories and accounts payable) of $5.0 million during the three months ended March 31, 2012, primarily due to improved customer collections, partially offset by increased payments to vendors, and higher inventory levels due to the timing of customer demand and increased stock of new products. In addition, payments associated with the 2011 annual incentive plan of approximately $7.4 million during the first three months of 2012, were approximately $1.6 million lower than the prior year period. Contributions to the Company’s pension plans of $6.3 million were $1.8 million lower than the prior year period. Interest payments of $33.1 million were less than the $35.4 million of payments made during the prior year period due to reduced borrowings.

For the 2011 period the use of cash by operating activities of $60.0 million included a net use from working capital of $5.8 million during the three months ended March 31, 2011, primarily due to timing of customer collections and payments to vendors and inventory levels which increased due to the timing of customer demand and increased stock of new products.

The table below shows our cash flow from accounts receivable, inventories and accounts payable for the three months ended March 31, 2012 and 2011, respectively.

	Three Months Ended
(in millions of dollars)	March 31, 2012	March 31, 2011
Accounts receivable	$39.6	$15.0
Inventories	(3.8)	(6.5)
Accounts payable	(30.8)	(14.3)

Cash flow from net working capital	$5.0	$(5.8)

Cash Flow from Investing Activities

Cash used by investing activities was $2.1 million and $4.6 million for the three months ended March 31, 2012 and 2011, respectively. Gross capital expenditures were $2.0 million and $3.5 million for the three months ended March 31, 2012 and 2011, respectively. Cash payments of $1.5 million associated with the purchase of two minor product acquisitions were also recognized during the first quarter of 2011.

Cash Flow from Financing Activities

Cash used by financing activities was $1.4 million and $0.2 million for the three months ended March 31, 2012 and 2011, respectively. The 2012 period includes $0.9 million of debt issuance costs that were paid in association with the Company’s refinancing.

Compliance with Loan Covenants

Based on our borrowing base, as of March 31, 2012, the amount available for borrowings under the Company’s former ABL Facility was $165.5 million (allowing for $9.5 million of letters of credit outstanding on that date). See Note 3, Subsequent Events, to our consolidated financial statements contained in Item 1 of this report for details on the Company’s refinancing that was completed on May 1, 2012.

As of, and for, the period ended March 31, 2012, the Company was in compliance with all applicable loan covenants.

Capitalization

We had approximately 55.7 million common shares outstanding as of March 31, 2012. See Note 3, Subsequent Events, to our consolidated financial statements contained in Item 1 of this report for details on the effect of the merger with Mead C&OP Business, on the Company’s capitalization.

Adequacy of Liquidity Sources

The Company believes that cash flow from operations, its current cash balance and other sources of liquidity, including borrowings available under our ABL Facility will be adequate to support requirements for working capital, capital expenditures and to service indebtedness for the foreseeable future. The Company’s existing credit facilities would not be affected by a change in its credit rating. See Note 3, Subsequent Events, to our consolidated financial statements contained in Item 1 of this report for details on the Company’s refinancing that was completed on May 1, 2012.

Forward-Looking Statements

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and sections elsewhere in this report contain, and other periodic reports and press releases of the Company may contain, certain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. These forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “will,” “believe,” “expect,” “intend,” “anticipate,” “estimate,” “forecast,” “project,” “plan,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Because actual results may differ from those predicted by such forward-looking statements, you should not place undue reliance on such forward-looking statements when deciding whether to buy, sell or hold the Company’s securities. The Company undertakes no obligation to update these forward-looking statements in the future. Among the factors that could cause our plans, actions and results to differ materially from current expectations are: fluctuations in the cost and availability of raw materials; competition within the markets in which the company operates; the effects of both general and extraordinary economic, political and social conditions, including any volatility and disruption in the capital and credit markets; our continued ability to access the capital and credit markets; the liquidity and solvency of our major customers; the effect of consolidation in the office products industry; the dependence of the company on certain suppliers of manufactured products; the risk that targeted cost savings and synergies from business combinations may not be fully realized or take longer to realize than expected; future goodwill and/or impairment charges; foreign exchange rate fluctuations; the development, introduction and acceptance of new products; the degree to which higher raw material costs, and freight and distribution costs, can be passed on to customers through selling price increases and the effect on sales volumes as a result thereof; increases in health care, pension and other employee welfare costs; the risk that anticipated cost savings, growth opportunities and other financial and operating benefits as a result of our recent acquisition of the Mead C&OP Business may not be realized or may take longer to realize than expected; the risk that benefits from our acquisition of the Mead C&OP Business may be significantly offset by costs incurred in integrating the companies; potential adverse impacts from incurring additional indebtedness in connection with our acquisition of the Mead C&OP Business; and potential difficulties in connection with the process of integrating the Mead

C&OP Business with the Company, which potential difficulties include, but are not limited to, coordinating geographically separate organizations, integrating business cultures, which could prove to be incompatible; difficulties and costs of integrating information technology systems; and potential difficulty in retaining key officers and personnel. These and other risks are more fully described under “Item 1A. Risk Factors” of this Quarterly Report, in our Annual Report on Form 10-K for the year ended December 31, 2011, in the proxy statement/prospectus contained in our registration statement on Form S-4 filed with the SEC on March 22, 2012 and in other reports we file with the SEC.

ITEM 3.	QUANTITIATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. There have been no material changes to Foreign Exchange Risk Management or Interest Rate Risk Management through the period ended March 31, 2012 or through the date of this report.

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

There has been no change in the Company’s internal control over financial reporting that occurred during the three month period ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company routinely evaluates its exposure to loss contingencies arising from pending or threatened litigation and believes it has made adequate provisions therefore. Nonetheless, assessing and predicting the outcomes of these matters involve substantial uncertainties. It remains possible that despite management’s current belief, material differences in actual outcomes or changes in management’s evaluations or predictions could arise that could have a material adverse impact on the Company’s financial condition or results of operations.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in PART I, ITEM 1A—Risk Factors in our annual report on Form 10-K for the year ended December 31, 2011 (as amended, the “2011 Annual Report”), as updated and supplemented below. The risk factors described in the 2011 Annual Report, as updated and supplemented below, could materially adversely affect our business, financial condition or future results. These risks, however, are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently consider immaterial also may materially adversely affect our business, financial condition and/or operating results.

In connection with the completion of the merger of the Mead C&OP Business on May 1, 2012, we have updated and supplemented the risk factors contained in the 2011 Annual Report, as set forth below.

I. The following risk factors update and supersede, in their entirety, the similarly captioned risk factors contained in the 2011 Annual Report under “Risks Related to Our Business”:

Our business depends on a limited number of large and sophisticated customers, and a substantial reduction in sales to these customers could significantly impact our operating results.

The office products industry is characterized by a small number of major customers, principally office products superstores (which combine contract stationers, retail and mail order), office products resellers and mass merchandisers. A relatively limited number of customers account for a large percentage of our total net sales. Our top ten customers accounted for 51% of our net sales for the fiscal year ended December 31, 2011. Sales to Staples, Inc. and Office Depot, Inc. and subsidiaries during the same period amounted to approximately 13% and 11%, respectively, of our 2011 net sales. In 2011, the top ten customers of the Mead C&OP Business accounted for 59% of total net sales, with Wal-Mart and Staples accounting for 18.6% and 13.6%, respectively, of total net sales. Our large customers have the ability to obtain favorable terms, to directly source their own private label products and to create and support new and competing suppliers. The loss of, or a significant reduction in, business from one or more of our major customers could have a material adverse effect on our business, financial condition and results of operations.

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

As of December 31, 2011, we had approximately $669.0 million of outstanding debt. As described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Mead C&OP Business Merger and Company Refinancing,” immediately following the consummation of the merger (including, where the context requires, the subsequent merger of this subsidiary into Mead Products) and the refinancings, we had a total of approximately $1.27 billion of debt outstanding at May 1, 2012, and currently have the ability to incur approximately $231 million of additional debt under our new revolving credit facility (allowing for $18.9 million of letters of credit outstanding) as of May 7, 2012.

Our and our subsidiaries’ indebtedness could have negative consequences to us, such as:

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

The agreements governing our indebtedness contain financial and other restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. Our ability to meet our expense and debt service obligations will depend on our future performance, which will be affected by financial, business, economic and other factors, including potential changes in customer preferences, the success of product and marketing innovation and pressure from competitors. Should our sales decline, we may not be able to generate sufficient cash flow to pay our debt service obligations when due. If we are unable to meet our debt service obligations or should we fail to comply with our financial and other restrictive covenants, we may be required to refinance all or part of our existing debt (in all likelihood on terms less favorable than our current terms), sell important strategic assets at unfavorable prices or borrow more money. We may not be able to, at any given time, refinance our debt, sell assets or borrow more money on terms acceptable to us or at all. Any inability to refinance our debt could have a material adverse effect on our financial condition and results from operations.

Despite current indebtedness levels, we and our subsidiaries may still be able to incur substantially more debt. This could further exacerbate the risks associated with our substantial leverage.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future because the terms of our existing indebtedness do not prohibit us or our subsidiaries from doing so, within certain limits. As of May 7, 2012 we would be permitted to borrow up to an additional $231 million (allowing for $18.9 million of letters of credit outstanding on that date) under the revolving facility under our new senior secured credit agreement. If new indebtedness is added to our and our subsidiaries’ current debt levels, the related risks that we and they now face could intensify.

Our business is subject to risks associated with seasonality, which could adversely affect our cash flow, financial condition or results of operations.

Our business, as it concerns both historical sales and profit, has experienced higher sales volume in the third and fourth quarters of the calendar year. Two principal factors have contributed to this seasonality: the office products industry’s customers and our product line. We are major suppliers of products related to the “back-to-school” season, which occurs principally during June, July, August and September for our North American business and November, December and January for our Australian business; and our product line includes several products that lend themselves to calendar year-end purchase timing. The Mead C&OP Business also is seasonal, with both the planning products business as well as the Brazilian back-to-school businesses predominantly being in the fourth calendar quarter. As a result, the Mead C&OP Business historically has generated most of its earnings in the second half of the year and has generated much of its cash flow in the first quarter as receivables are collected. If these typical seasonal increases in sales of certain portions of our product line do not materialize, we could experience a material adverse effect on our business, financial condition and results of operations.

Risks associated with currency volatility could harm our sales, profitability and cash flows.

Approximately 53% of our net sales for the fiscal year ended December 31, 2011 were from foreign sales. Approximately 36% of the Mead C&OP Business’s 2011 sales were from foreign-based operations in Brazil and Canada. In addition, the Mead C&OP Business had limited exports from the United States to other regions. While the recent relative volatility of the U.S. dollar to other currencies has impacted our businesses’ sales, profitability and cash flows as the results of non-U.S. operations reported in U.S. dollars, we cannot predict the rate at which the U.S. dollar will trade against other currencies in the future. If the U.S. dollar were to substantially strengthen, making the dollar significantly more valuable relative to other currencies in the global market, such an increase could harm our ability to compete, and therefore, materially and adversely affect our financial condition and our results of operations. More specifically, a significant portion of the products we sell are sourced from China and other Asia-Pacific countries and are paid for in U.S. dollars. Thus, movements of their local currency relative to the U.S. dollar have the same impacts as raw material price changes in addition to the currency translation impact noted above.

Our success depends on our ability to attract and retain qualified personnel.

Our success will depend on our ability to attract and retain qualified personnel, including executive officers and other key management personnel. We may not be able to attract and retain qualified management and other personnel necessary for the development, manufacture and sale of our products, and key employees may not remain with us in the future. If we fail to retain our key employees, we may experience substantial disruption in our businesses. Employee retention may be particularly challenging during the period immediately following the merger, as employees may feel uncertain about their future roles with us after the combination. The loss of key management personnel or other key employees or our potential inability to attract such personnel may adversely affect our ability to manage our overall operations, successfully implement our business strategy, and realize the anticipated benefits of the merger.

II. The following risk factors are in addition to the risk factors contained in the 2011 Form 10-K:

Decline in the use of paper-based dated time management and productivity tools could adversely affect our business.

A number of products and brands that were acquired with the Mead C&OP Business, as well as some our legacy products and brands, consist of paper-based time management and productivity tools. However, consumer preference for technology-based solutions for time management and planning continues to grow worldwide. Many consumers have available electronic tools which may serve as substitutes for traditional paper based time management and productivity tools. Accordingly, the continued introduction of new digital software applications and web-based services by companies offering time management and productivity solutions could adversely impact the revenue and profitability of our largely paper-based portfolio of time management products.

Material disruptions at one of our major manufacturing or distribution facilities could negatively impact our financial results.

A material operational disruption in one of our major facilities could negatively impact production, customer deliveries and financial results. Such a disruption could occur as a result of any number of events including but not limited to a major equipment failure, labor stoppages, transportation failures affecting the supply and shipment of materials and finished goods, severe weather conditions and disruptions in utility services.

We may not realize anticipated cost synergies and growth opportunities.

We expect that we will realize cost synergies, growth opportunities and other financial and operating benefits as a result of the merger. Our success in realizing these cost synergies, growth opportunities and other financial and operating benefits, and the timing of this realization, depends on the successful integration of the business operations of the Mead C&OP Business with our existing Company. Even if we are able to integrate the Mead C&OP Business successfully, we cannot predict with certainty if or when these cost synergies, growth opportunities and benefits will occur, or the extent to which they actually will be achieved. For example, the benefits from the merger may be offset by costs incurred in integrating the companies. Realization of any benefits and cost synergies could be affected by the factors described in other risk factors and a number of factors beyond our control, including, without limitation, general economic conditions, increased operating costs, the response of competitors and regulatory developments.

If the operating results for the Mead C&OP Business following the merger are poor, we may not achieve the increases in revenues and earnings per share that we expect as a result of the merger.

We believe that we will derive a large portion of our future revenues and earnings per share from the operations of the Mead C&OP Business. Therefore, any negative impact on those business operations could harm our operating results. Some of the significant factors that could harm the operations of the Mead C&OP Business, and therefore harm our operating results, include increases in the prices of raw materials, competitive pressure from existing or new companies, increased use of direct shipment sourcing by our customers and a decline in the markets served by the Mead C&OP Business.

The integration of the Mead C&OP Business may present significant challenges.

There is a significant degree of difficulty inherent in the process of integrating the Mead C&OP Business with our existing Company. These difficulties include:

•	the integration of the Mead C&OP Business while carrying on the ongoing operations of each business;

•	the necessity of coordinating geographically separate organizations;

•	the challenge of integrating the business culture associated with the Mead C&OP Business with our existing business culture, which may prove to be incompatible;

•	the challenge and cost of integrating the information technology systems of the Mead C&OP Business with ours, which presently are run under different operating software systems; and

•	the potential difficulty in retaining our key officers and personnel and key officers and personnel of the Mead C&OP Business.

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

Difficulties in the integration and transition associated with the Mead C&OP Business, including those relating to changes to or implementation of critical information technology systems, together with our increased size and global presence, could also adversely affect our internal control over financial reporting, our disclosure controls and our ability to effectively and timely report our financial results. Our acquisition of the Mead C&OP Business may require significant modifications to our internal control systems, processes and information systems, both on a transition basis and over the longer-term as we fully integrate the Mead C&OP Business. If we were to be unable to accurately report our financial results in a timely manner or unable to assert that our internal controls over financial reporting or our disclosure controls are effective, our business, results of operations and financial condition and the market perception thereof could be materially adversely affected.

Accordingly, our successful or cost-effective integration of the Mead C&OP Business cannot be assured. The failure to do so could have a material adverse effect on our business, financial condition and results of operations.

Our business, financial condition and results of operations may be adversely affected if we are not able to replace certain contracts that have not yet been transferred to us because of failure to obtain consents.

Certain license and customer contracts that are required to be transferred to the Mead C&OP Business by MWV require the consent of the licensor or customer party to the contract to effect this assignment. We or MWV may be unable to obtain these consents on terms favorable to us or at all, which could have a material adverse impact on our business, financial condition and results of operations. Pursuant to the separation agreement entered into in connection with the Mead C&OP Business spin-off from MWV, in the event that a third party consent cannot be obtained, MWV is required to use commercially reasonable efforts to take such other actions as may be reasonably requested by us in order to place Mead Products in substantially the same position as if the contract had been conveyed. However, MWV’s obligations to do so terminate on May 1, 2013. There can be no assurance that third-party consents will be obtained within such one-year period or at all.

The Mead C&OP Business may be negatively impacted if we are unable to provide benefits and services, or access to equivalent financial strength and resources, to the Mead C&OP Business that historically have been provided by MWV.

Prior to the merger, the Mead C&OP Business received benefits and services from MWV. Following the merger, the Mead C&OP Business, which is now Mead Products, is our subsidiary and no longer benefits from MWV’s services, financial strength or business relationships. While MWV has agreed to provide certain transition services to Mead Products for a period of up to 18 months following the merger, and up to 24 months for certain specified services, it cannot be assured that we will be able to adequately replace those resources or replace them at the same or lower cost. If we are not able to replace the resources provided by

MWV or are unable to replace them at the same or lower cost or are delayed in replacing the resources provided by MWV, or if the pre-merger suppliers or other partners of the Mead C&OP Business do not view our financial strength and business relationships as equivalent to MWV’s, our results of operations may be negatively impacted.

If the Distribution does not qualify as a tax-free spin-off under section 355 of the Internal Revenue Code or the merger does not qualify as a tax-free reorganization under section 368(a) of the Internal Revenue Code, including as a result of subsequent acquisitions of stock of MWV or ACCO Brands, then we may be obligated to indemnify MWV for potentially substantial U.S. federal income taxes.

In connection with (i) the transfer by MWV of the assets and liabilities of the Mead C&OP Business (the “Separation”) to Monaco SpinCo Inc., the MWV subsidiary we acquired pursuant to the merger; (ii) the distribution by MWV of all of the shares of Monaco SpinCo Inc. common stock to MWV stockholders (the “Distribution”); and (iii) the merger (the Separation, the Distribution and the merger being collectively referred to as the “Transactions”), MWV received an Internal Revenue Service private letter ruling as to the tax-free nature of the Separation, the Distribution and the merger, MWV and Monaco SpinCo Inc. received an opinion from counsel as to the tax-free nature of the Distribution, and we, MWV and Monaco SpinCo Inc. received certain legal opinions as to the tax-free nature of the merger. The opinions of counsel are based on, among other things, the IRS ruling as to the matters addressed by the ruling, current law and certain assumptions and representations as to factual matters made by us, MWV and our subsidiaries. Any change in currently applicable law, which may be retroactive, or the failure of any representation to be true, correct and complete in all material respects, could adversely affect the conclusions reached by counsel in the opinions. Moreover, the opinions will not be binding on the IRS or the courts, and the IRS or the courts may not agree with the conclusions reached in the opinions.

Even if the Distribution otherwise qualifies as a tax-free spin-off for U.S. federal income tax purposes, the Distribution will be taxable to MWV (but not to MWV stockholders) pursuant to section 355(e) of the Internal Revenue Code of 1986, as amended (the “Code”) if 50% or more of the stock of either MWV or Monaco SpinCo Inc. (including stock of ACCO Brands after the Transactions, as the parent of Mead Products, successor by merger to Monaco SpinCo Inc.) is acquired, directly or indirectly (taking into account the stock of ACCO Brands acquired by MWV stockholders in the merger), as part of a plan or series of related transactions that includes the Distribution. Because MWV stockholders owned more than 50% of the common stock of ACCO immediately following the merger, the merger standing alone will not cause the Distribution to be taxable to MWV under section 355(e) of the Code. However, if the IRS were to determine that other acquisitions of MWV common stock or ACCO Brands common stock, either before or after the Distribution are part of a plan or series of related transactions that includes the Distribution, such determination could result in the recognition of gain by MWV under section 355(e) of the Code.

Under the Tax Matters Agreement, in certain circumstances, and subject to certain limitations, ACCO Brands and Mead Products as successor by merger to Monaco SpinCo Inc. are required to indemnify MWV against taxes on the Distribution that arise as a result of certain actions or failures to act by ACCO Brands, Mead Products or their subsidiaries, which we refer to as a “disqualifying action,” or as a result of changes in ownership of the stock of ACCO Brands after the merger. We and our subsidiaries are unable to take certain actions after the Transactions because such actions could adversely affect the tax-free status of the Distribution or the merger, and such restrictions could be significant. If we are required to indemnify MWV in the event the Distribution is taxable, this indemnification obligation would be substantial and could have a material adverse effect on us. If MWV were to recognize gain on the Distribution for reasons not related to a disqualifying action by ACCO Brands, Mead Products or their subsidiaries or Monaco SpinCo Inc., MWV would not be entitled to be indemnified under the Tax Matters Agreement. Even if section 355(e) of the Code were to cause the Distribution to be taxable to MWV, the Distribution would remain tax-free to MWV’s stockholders.

We are unable to take certain significant actions following the merger because such actions could adversely affect the tax-free status of the Distribution or the merger.

The Tax Matters Agreement we entered into in conjunction with the transactions related to the acquisition of the Mead C&OP Business prohibits us from taking actions that could cause the Distribution to be taxable. In particular, for two years after the Distribution, ACCO Brands and Mead Products (as successor by merger to Monaco SpinCo Inc.) may not:

•

enter into any transaction or series of transactions (or any agreement, understanding or arrangement) as a result of which one or more persons would acquire (directly or indirectly) stock comprising 50% or more of the vote or value of Mead Products;

•	redeem or repurchase any stock or stock rights;

•	amend its certificate of incorporation or take any other action affecting the relative voting rights of its capital stock;

•

merge, consolidate or amalgamate with any other person (other than pursuant to the merger and any other merger, consolidation or amalgamation with the Company or with any other direct or indirect wholly-owned subsidiary of the Company);

•

take any other action that would, when combined with any other direct or indirect changes in ownership of Mead Products’ or ACCO Brands’ capital stock (including pursuant to the merger), have the effect of causing one or more persons to acquire stock comprising 50% or more of the vote or value of Mead Products or ACCO Brands, or would reasonably be expected to adversely affect the tax-free status of the Transactions; or

•

sell, transfer or otherwise dispose of assets (including stock of subsidiaries) that constitute more than 30% of the consolidated gross assets of ACCO Brands, Mead Products and/or their subsidiaries (subject to exceptions for, among other things, ordinary course dispositions, repayments or prepayments of ACCO Brands or Mead Products’ debt and mergers, consolidations or amalgamations with any direct or indirect wholly owned subsidiary of the Company or Monaco SpinCo Inc.).

The foregoing restrictions also generally apply to a foreign subsidiary of Monaco SpinCo Inc. whose stock was distributed in an internal spin-off with the MWV group prior to and in connection with the Separation.

If we wish to take any such restricted action, we are required to cooperate with MWV in obtaining a supplemental IRS ruling or an unqualified tax opinion. Notwithstanding the foregoing restrictions, Mead Products and ACCO Brands are permitted to (i) adopt or modify, and issue stock pursuant to, a stockholder rights plan and (ii) issue stock in connection with employee compensation arrangements that comply with certain safe harbors in the applicable regulations under section 355 of the Code. If we take any of the actions above and such actions result in tax-related losses to MWV, then we generally would be required to indemnify MWV for such losses.

Because of these restrictions, we may be limited in the amount of stock that we can issue to make acquisitions or raise additional capital in the two years after to the completion of the merger, which could have a material adverse effect on liquidity and financial condition. Also, our indemnity obligation to MWV might discourage, delay or prevent a change of control that our stockholders may consider favorable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Number	Description

2.1	Amendment No. 1, dated as of March 19, 2012, to the Agreement and Plan of Merger, dated as of November 17, 2011, by and among MeadWestvaco Corporation, Monaco SpinCo Inc., ACCO Brands Corporation and Augusta Acquisition Sub, Inc. (incorporated by reference to Exhibit 2.1 of the Registrant’s Form 8-K filed on March 22, 2012 (File No. 001-08454)).

10.1	Amendment No. 1, dated as of March 5, 2012, by and among MeadWestvaco Corporation, Monaco SpinCo Inc., and ACCO Brands Corporation, to the Employee Benefits Agreement, dated as of November 17, 2011 (incorporated by reference to Exhibit 10.4 of the Registrant’s Form S-4/A filed on March 12, 2012 (File No. 333-178869)).

10.2	Amendment No. 1, dated as of March 19, 2012, to the Separation Agreement, dated as of November 17, 2011, by and among MeadWestvaco Corporation and Monaco SpinCo Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on March 22, 2012 (File No. 001-08454)).

10.3	Credit Agreement, dated as of March 26, 2012, among the Company, certain direct and indirect subsidiaries of the Company party thereto, Barclays Bank PLC and Bank of Montreal, as administrative agents, and the other agents and lenders named therein (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on March 30, 2012 (File No. 001-08454)).

10.4	Transition Services Agreement, effective as of May 1, 2012, between Monaco SpinCo Inc. and MeadWestvaco Corporation (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on May 7, 2012 (File No. 001-08454)).

10.5	Tax Matters Agreement, effective as of May 1, 2012, among the Company, MeadWestvaco Corporation and Monaco SpinCo Inc. (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on May 7_, 2012 (File No. 001-08454)).

10.6	Indenture, dated as of April 30, 2012, among Monaco SpinCo Inc., as issuer, the guarantors named therein, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 10.3 of the Registrant’s Form 8-K filed on May 7, 2012 (File No. 001-08454)).

10.7	First Supplemental Indenture, dated as of May 1, 2012, among the Company, Monaco SpinCo Inc., the guarantors named therein and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 10.4 of the Registrant’s Form 8-K filed on May 7, 2012 (File No. 001-08454)).

10.8	Second Supplemental Indenture, dated as of May 1, 2012, among the Company, Mead Products LLC, the guarantors named therein and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 10.5 of the Registrant’s Form 8-K filed on May 7, 2012 (File No. 001-08454)).

10.9	Registration Rights Agreement, dated as of May 1, 2012, among Monaco SpinCo Inc., the Company, the guarantors named therein, and representatives of the initial purchasers named therein (incorporated by reference to Exhibit 10.6 of the Registrant’s Form 8-K filed on May 7, 2012 (File No. 001-08454)).

10.10	First Supplemental Indenture, effective May 1, 2012, among the Company, each of the guarantors named therein and the U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 10.7 of the Registrant’s Form 8-K filed on May 7, 2012 (File No. 001-08454)).

10.11	Amendment to the 2008 Amended and Restated ACCO Brands Corporation Supplemental Retirement Plan (incorporated by reference to Exhibit 10.8 of the Registrant’s Form 8-K filed on May 7, 2012 (File No. 001-08454)).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows and (v) related notes to those financial statements tagged as blocks of text.+

*	Filed herewith.
**	Furnished herewith.
+	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 shall not be deemed to be “filed” for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, or otherwise subject to liability under those sections, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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
Thomas P. O’Neill, Jr.
Senior Vice President, Finance and Accounting
(principal accounting officer)

May 10, 2012

EXHIBIT INDEX

Number	Description

2.1	Amendment No. 1, dated as of March 19, 2012, to the Agreement and Plan of Merger, dated as of November 17, 2011, by and among MeadWestvaco Corporation, Monaco SpinCo Inc., ACCO Brands Corporation and Augusta Acquisition Sub, Inc. (incorporated by reference to Exhibit 2.1 of the Registrant’s Form 8-K filed on March 22, 2012 (File No. 001-08454)).

10.1	Amendment No. 1, dated as of March 5, 2012, by and among MeadWestvaco Corporation, Monaco SpinCo Inc., and ACCO Brands Corporation, to the Employee Benefits Agreement, dated as of November 17, 2011 (incorporated by reference to Exhibit 10.4 of the Registrant’s Form S-4/A filed on March 12, 2012 (File No. 333-178869)).

10.2	Amendment No. 1, dated as of March 19, 2012, to the Separation Agreement, dated as of November 17, 2011, by and among MeadWestvaco Corporation and Monaco SpinCo Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on March 22, 2012 (File No. 001-08454)).

10.3	Credit Agreement, dated as of March 26, 2012, among the Company, certain direct and indirect subsidiaries of the Company party thereto, Barclays Bank PLC and Bank of Montreal, as administrative agents, and the other agents and lenders named therein (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on March 30, 2012 (File No. 001-08454)).

10.4	Transition Services Agreement, effective as of May 1, 2012, between Monaco SpinCo Inc. and MeadWestvaco Corporation (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on May 7, 2012 (File No. 001-08454)).

10.5	Tax Matters Agreement, effective as of May 1, 2012, among the Company, MeadWestvaco Corporation and Monaco SpinCo Inc. (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on May 7_, 2012 (File No. 001-08454)).

10.6	Indenture, dated as of April 30, 2012, among Monaco SpinCo Inc., as issuer, the guarantors named therein, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 10.3 of the Registrant’s Form 8-K filed on May 7, 2012 (File No. 001-08454)).

10.7	First Supplemental Indenture, dated as of May 1, 2012, among the Company, Monaco SpinCo Inc., the guarantors named therein and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 10.4 of the Registrant’s Form 8-K filed on May 7, 2012 (File No. 001-08454)).

10.8	Second Supplemental Indenture, dated as of May 1, 2012, among the Company, Mead Products LLC, the guarantors named therein and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 10.5 of the Registrant’s Form 8-K filed on May 7, 2012 (File No. 001-08454)).

10.9	Registration Rights Agreement, dated as of May 1, 2012, among Monaco SpinCo Inc., the Company, the guarantors named therein, and representatives of the initial purchasers named therein (incorporated by reference to Exhibit 10.6 of the Registrant’s Form 8-K filed on May 7, 2012 (File No. 001-08454)).

10.10	First Supplemental Indenture, effective May 1, 2012, among the Company, each of the guarantors named therein and the U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 10.7 of the Registrant’s Form 8-K filed on May 7, 2012 (File No. 001-08454)).

10.11	Amendment to the 2008 Amended and Restated ACCO Brands Corporation Supplemental Retirement Plan (incorporated by reference to Exhibit 10.8 of the Registrant’s Form 8-K filed on May 7, 2012 (File No. 001-08454)).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows and (v) related notes to those financial statements tagged as blocks of text.+

*	Filed herewith.
**	Furnished herewith.
+	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 shall not be deemed to be “filed” for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, or otherwise subject to liability under those sections, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.