Form 10-Q
period 2012-06-30
ACCO BRANDS CORP
filed 2012-08-09
CIK 712034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2012

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 3, 2012, the registrant had outstanding 113,098,189 shares of Common Stock.

Cautionary Statement Regarding Forward-Looking Statements. Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of invoking these safe harbor provisions. These forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “will,” “believe,” “expect,” “intend,” “anticipate,” “estimate,” “forecast,” “project,” “plan,” or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Because actual results may differ from those predicted by such forward-looking statements, you should not place undue reliance on such forward-looking statements when deciding whether to buy, sell or hold the Company’s securities. We undertake no obligation to update these forward-looking statements in the future. For a discussion of important factors that could affect our results, please refer to "PART I , Item 1A. Risk Factors” in the Company's Annual Report on Form 10-K for the year ended December 31, 2011, "PART II , Item 1A. Risk Factors” in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, and the discussions set forth in PART I, ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, included under the caption “Forward-Looking Statements,” in this Form 10-Q and in other reports the Company files with the SEC.
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

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ACCO Brands Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

	June 30, 2012	December 31, 2011
(in millions of dollars)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$94.5	$121.2
Accounts receivable, net	415.3	269.5
Inventories	352.4	197.7
Deferred income taxes	21.1	7.6
Other current assets	49.8	26.9
Total current assets	933.1	622.9
Total property, plant and equipment	567.6	463.3
Less accumulated depreciation	(298.4)	(316.1)
Property, plant and equipment, net	269.2	147.2
Deferred income taxes	34.1	16.7
Goodwill	538.5	135.0
Identifiable intangibles, net	657.9	130.4
Other assets	94.6	64.5
Total assets	$2,527.4	$1,116.7
Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Notes payable to banks	$0.6	$—
Current portion of long-term debt	10.4	0.2
Accounts payable	178.0	127.1
Accrued compensation	31.5	24.2
Accrued customer program liabilities	94.9	66.8
Accrued interest	7.9	20.2
Other current liabilities	90.2	67.6
Total current liabilities	413.5	306.1
Long-term debt	1,249.2	668.8
Deferred income taxes	136.6	85.6
Pension and post retirement benefit obligations	95.9	106.1
Other non-current liabilities	43.6	12.0
Total liabilities	1,938.8	1,178.6
Stockholders' equity (deficit):
Common stock	1.1	0.6
Treasury stock	(2.1)	(1.7)
Paid-in capital	2,012.9	1,407.4
Accumulated other comprehensive loss	(162.9)	(131.0)
Accumulated deficit	(1,260.4)	(1,337.2)
Total stockholders' equity (deficit)	588.6	(61.9)
Total liabilities and stockholders' equity (deficit)	$2,527.4	$1,116.7
See notes to condensed consolidated financial statements.

ACCO Brands Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions of dollars, except per share data)	2012	2011	2012	2011
Net sales	$438.7	$330.2	$727.6	$628.6
Cost of products sold	314.4	228.8	523.5	442.0
Gross profit	124.3	101.4	204.1	186.6
Operating costs and expenses:
Advertising, selling, general and administrative expenses	92.9	69.5	161.1	139.8
Amortization of intangibles	5.1	1.6	6.6	3.3
Restructuring charges (income)	14.7	(0.3)	20.8	(0.4)
Total operating costs and expenses	112.7	70.8	188.5	142.7
Operating income	11.6	30.6	15.6	43.9
Non-operating expense (income):
Interest expense, net	32.8	19.5	51.9	38.7
Equity in earnings of joint ventures	(1.2)	(1.2)	(2.7)	(2.4)
Other expense (income), net	61.3	—	61.1	(0.2)
Income (loss) from continuing operations before income tax	(81.3)	12.3	(94.7)	7.8
Income tax expense (benefit)	(175.5)	6.0	(171.6)	10.5
Income (loss) from continuing operations	94.2	6.3	76.9	(2.7)
Income (loss) from discontinued operations, net of income taxes	—	37.4	(0.1)	38.3
Net income	$94.2	$43.7	$76.8	$35.6
Per share:
Basic income (loss) per share:
Income (loss) from continuing operations	$1.00	$0.11	$1.03	$(0.05)
Income from discontinued operations	$—	$0.68	$—	$0.69
Basic income per share	$1.00	$0.79	$1.03	$0.65
Diluted income (loss) per share:
Income (loss) from continuing operations	$0.98	$0.11	$1.00	$(0.05)
Income from discontinued operations	$—	$0.64	$—	$0.69
Diluted income per share	$0.98	$0.75	$1.00	$0.65
Weighted average number of shares outstanding:
Basic	94.2	55.2	74.8	55.1
Diluted	96.2	58.0	77.0	55.1
See notes to condensed consolidated financial statements.

ACCO Brands Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions of dollars)	2012	2011	2012	2011
Net income	$94.2	$43.7	$76.8	$35.6
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on derivative financial instruments:
Gains (losses) arising during the period	2.0	(2.2)	1.1	(5.5)
Reclassification adjustment for (income) losses included in net income	(0.7)	2.8	(1.4)	4.9
Foreign currency translation:
Foreign currency translation adjustments	(46.2)	7.1	(35.0)	18.9
Less: reclassification adjustment for sale of GBC Fordigraph Pty Ltd included in net income	—	(6.1)	—	(6.1)
Pension and other post-retirement plans:
Amortization of actuarial loss and prior service cost included in net income	2.0	1.9	4.0	3.8
Other	3.1	—	0.5	(2.7)
Other comprehensive income (loss), before tax	(39.8)	3.5	(30.8)	13.3
Income tax expense related to items of other comprehensive (loss) income	(1.8)	(0.5)	(1.1)	(0.1)
Comprehensive income	$52.6	$46.7	$44.9	$48.8

See notes to consolidated financial statements.

ACCO Brands Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(in millions of dollars)	2012	2011
Operating activities
Net income	$76.8	$35.6
Amortization of inventory step-up	10.8	—
Loss (gain) on disposal of assets	0.3	(40.8)
Release of tax valuation allowance	(130.4)	—
Depreciation	14.7	13.9
Amortization of debt issuance costs and bond discount	3.2	3.3
Amortization of intangibles	6.6	3.3
Stock-based compensation	4.1	2.8
Loss on debt extinguishment	15.5	—
Changes in balance sheet items:
Accounts receivable	(78.7)	15.7
Inventories	(28.5)	(10.2)
Other assets	(8.7)	(5.6)
Accounts payable	4.4	(7.7)
Accrued expenses and other liabilities	(4.2)	(42.2)
Accrued income taxes	(60.7)	0.6
Equity in earnings of joint ventures, net of dividends received	8.5	2.4
Net cash used by operating activities	(166.3)	(28.9)
Investing activities
Additions to property, plant and equipment	(10.3)	(7.1)
Assets acquired	—	(1.4)
Proceeds from the sale of discontinued operations	2.2	54.6
Proceeds from the disposition of assets	2.2	0.2
Cost of acquisition, net of cash acquired	(401.4)	—
Other	—	0.6
Net cash (used) provided by investing activities	(407.3)	46.9
Financing activities
Proceeds from long-term borrowings	1,270.0	—
Repayments of long-term debt	(681.8)	(11.0)
Borrowings of short-term debt, net	0.6	0.3
Payments for debt issuance costs	(37.7)	—
Exercise of stock options	(0.3)	(0.2)
Net cash provided (used) by financing activities	550.8	(10.9)
Effect of foreign exchange rate changes on cash	(3.9)	2.4
Net (decrease) increase in cash and cash equivalents	(26.7)	9.5
Cash and cash equivalents
Beginning of period	121.2	83.2
End of period	$94.5	$92.7

	Six Months Ended June 30,
(in millions of dollars)	2012	2011
Significant non-cash transactions:
Common stock issued in conjunction with the acquisition of the Mead C&OP Business	602.3	—
See notes to condensed consolidated financial statements.

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation
The management of ACCO Brands Corporation (“ACCO Brands” or the “Company”) is responsible for the accuracy and internal consistency of the condensed consolidated financial statements and footnotes contained in this quarterly report on Form 10-Q.
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
The condensed consolidated balance sheet as of June 30, 2012, the related condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2012 and 2011 and cash flows for the six months ended June 30, 2012 and 2011 are unaudited. The December 31, 2011 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required annually by accounting principles generally accepted in the U.S. In the opinion of management, all adjustments consisting of only normal recurring adjustments necessary for a fair presentation of the financial statements have been included. Interim results may not be indicative of results for a full year.
On May 1, 2012, the Company completed the merger of the Mead Consumer and Office Products Business (“Mead C&OP Business”) with a wholly-owned subsidiary of the Company (the "Merger"). Accordingly, the results of the Mead C&OP Business are included in the Company's consolidated financial statements from the date of the Merger, May 1, 2012.
As part of the inclusion of the Mead C&OP Business financial results with those of the Company, certain information technology costs associated with the manufacturing, procurement and distribution operations have been reclassified from advertising, selling, general and administrative expenses (SG&A) to cost of products sold. This was done to enable the financial results of the two businesses to be consistent and to better reflect those costs associated with the cost of products sold. All prior periods have been adjusted to make the results comparable. For the year ended December 31, 2011 reclassified costs totaled $15.5 million. These historical reclassifications were not material and have had no effect on net income.
The Company sold its GBC Fordigraph Pty Ltd business to The Neopost Group as of May 31, 2011. This business was part of the ACCO Brands International segment. The GBC Fordigraph Pty Ltd business is reported as a discontinued operation on the condensed consolidated statement of operations for all periods presented in this Quarterly Report on Form 10-Q. The cash flows from discontinued operations have not been separately classified on the accompanying consolidated statements of cash flows.
The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make certain estimates and assumptions that affect the reported assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting periods. Actual results could differ from those estimates.

2. Recent Accounting Pronouncements
The FASB recently issued Accounting Standards Update No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment (the revised standard). The revised standard is intended to reduce the cost and complexity of testing indefinite-lived intangible assets other than goodwill for impairment. It allows companies to perform a "qualitative" assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary, similar in approach to the goodwill impairment test. It is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company will adopt the standard, and it is expected to have no effect on the consolidated financial statements or results of operations.

3. Acquisitions
On May 1, 2012, the Company completed the Merger of the Mead C&OP Business with a wholly-owned subsidiary of the Company. The Mead C&OP Business is a leading manufacturer and marketer of school supplies, office products, and planning and organizing tools - including the Mead®, Five Star®, Trapper Keeper®, AT-A-GLANCE®, Cambridge®, Day Runner®, Hilroy, Tilibra and Grafons brands in the U.S., Canada and Brazil.
In the Merger, MeadWestvaco Corporation (“MWV”) shareholders received 57.1 million shares of the Company's common stock, or 50.5% of the combined company, valued at $602.3 million on the date of the Merger. After the transaction was completed the Company had 113.1 million common shares outstanding.
Under the terms of the Merger agreement, MWV established a new subsidiary (“Monaco SpinCo Inc.”) to which it conveyed the Mead C&OP Business in return for a $460.0 million payment. The shares of Monaco SpinCo Inc. were then distributed to MWV's shareholders as a dividend. Immediately after the spin-off and distribution, a newly formed subsidiary of the Company merged with and into Monaco SpinCo Inc. and MWV shareholders effectively received in the stock dividend and subsequent conversion approximately one share of ACCO Brands common stock for every three shares of MWV they held. Fractional shares were paid in cash. The subsidiary company subsequently merged with Mead Products LLC (“Mead Products”), the surviving corporate entity, which is a wholly-owned subsidiary of ACCO Brands Corporation.
For accounting purposes, the Company is the acquiring enterprise. The Merger is accounted for as a purchase business combination. Accordingly, the results of the Mead C&OP Business are included in the Company's consolidated financial statements from the date of the Merger, May 1, 2012.
The preliminary purchase price, net of working capital adjustments and cash acquired, was $998.1 million. The consideration given included 57.1 million shares of ACCO Brands common stock, which were issued to MWV shareholders with a fair value of $602.3 million and a $460.0 million dividend paid to MWV. The preliminary calculation of consideration given for the Mead C&OP Business is described in the following table.

(in millions, except per share price)	At May 1, 2012
Calculated consideration for the Mead C&OP Business:
Outstanding shares of ACCO Brands common stock (1)	56.0
Multiplier needed to calculate shares to be issued (2)	1.0202020202
Number of shares issued to MWV shareholders	57.1
Closing price per share of ACCO Brands common stock (3)	$10.55
Value of common shares issued	$602.3
Plus:
Dividend paid to MWV	460.0
Less:
Working capital adjustment (preliminary) (4)	(32.2)
Consideration for the Mead C&OP Business	$1,030.1

(1) Represents the number of shares of the Company's common stock as of May 1, 2012.
(2) Represents MWV shareholders' negotiated ownership percentage in ACCO Brands of 50.5% divided by the 49.5% that was owned by ACCO Brands shareholders upon completion of the Merger.
(3) Represents the closing price per share of the Company's stock as of April 30, 2012.
(4) Represents the difference between the target net working capital and the preliminary closing net working capital as of April 30, 2012. The amount is preliminary and is expected to be finalized during the third quarter of 2012.
The following table presents the preliminary allocation of the purchase price to the fair values of the assets acquired and liabilities assumed at the date of acquisition.

(in millions of dollars)	At May 1, 2012
Calculation of Goodwill:
Consideration given for the Mead C&OP Business	$1,030.1
Cash acquired	(32.0)
Net purchase price	$998.1
Plus fair value of liabilities assumed:
Accounts payable and accrued liabilities	104.5
Current and non-current deferred tax liabilities	210.8
Other non-current liabilities	29.1
Fair value of liabilities assumed	$344.4

Less fair value of assets acquired:
Accounts receivable	73.4
Inventory	143.9
Property, plant and equipment	136.8
Identifiable intangibles	545.8
Other assets	26.1
Fair value of assets acquired	$926.0

Goodwill	$416.5

We are continuing our review of our fair value estimate of assets acquired and liabilities assumed during the measurement period, which will conclude as soon as we receive the information we are seeking about facts and circumstances that existed as of the acquisition date, or learn that more information is not available. This measurement period will not exceed one year from the acquisition date. The excess of the purchase price over the fair value of net assets acquired is allocated to goodwill. The final determination of the purchase price, fair values and resulting goodwill may differ significantly from what is reflected in these condensed consolidated financial statements.

Our fair value estimate of assets acquired and liabilities assumed is pending completion of several elements, including the finalization of an independent appraisal and valuations of the fair value of the assets acquired and liabilities assumed and final review by our management. The primary areas that are not yet finalized relate to the fair value of inventories, property and equipment, intangible assets, contingent liabilities and income and non-income related taxes. Accordingly, there could be material adjustments to our consolidated financial statements, including changes in our depreciation and amortization expense related to the valuation of property and equipment and intangible assets acquired and their respective useful lives among other adjustments.
Acquisition-related costs of $13.1 million that were incurred during the six months ended June 30, 2012, and $5.6 million that were expensed during 2011 were classified as Selling, General and Administrative expenses.
Had the acquisition occurred on January 1, 2011, unaudited pro forma consolidated results for the three and six month periods ending June 30, 2012 and 2011 would have been as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions of dollar, except per share data)	2012	2011	2012	2011
Net sales	$466.9	$512.9	$864.1	$928.1
Income from continuing operations	35.4	18.6	18.0	37.5
Income from continuing operations per common share (diluted)	$0.31	$0.16	$0.16	$0.33

The pro forma amounts above are not necessarily indicative of the results that would have occurred if the acquisition had been completed on January 1, 2011. The pro forma amounts are based on the historical results of operations, and are adjusted for depreciation and amortization of finite-lived intangibles and property, plant and equipment, and other charges related to acquisition accounting. The pro forma results of operations for the six months ended June 30, 2011 have also been adjusted to include certain transaction and financing related costs in the first year of combined reporting. These 2011 adjustments include: amortization of the purchase accounting step-up in inventory cost of $13.4 million, $18.7 million of transaction costs related to the Merger, $88.6 million in expenses related to the Company's refinancing completed on May 1, 2012. Also included is $101.9 million for the release of the U.S. tax valuation allowance as if the Company began providing a tax benefit on U.S. losses beginning January 1, 2011.

4. Long-term Debt and Short-term Borrowings
Notes payable and long-term debt consisted of the following at June 30, 2012 and December 31, 2011:

(in millions of dollars)	June 30, 2012	December 31, 2011
U.S. Dollar Senior Secured Term Loan B, due April 2019, (floating interest rate of 4.25% at June 30, 2012)	$447.7	$—
U.S. Dollar Senior Secured Term Loan A, due April 2017, (floating interest rate of 3.429% at June 30, 2012)	277.9	—
Canadian Dollar Senior Secured Term Loan A, due April 2017, (floating interest rate of 4.322% at June 30, 2012)	32.4	—
Senior Unsecured Notes, due April 2020 (fixed interest rate of 6.75%)	500.0	—
Senior Secured Notes, due March 2015, net of discount (fixed interest rate of 10.625%)	—	420.9	(1)
U.S. Dollar Senior Subordinated Notes, due August 2015 (fixed interest rate of 7.625%)	—	246.3
Other borrowings	2.2	1.8
Total debt	1,260.2	669.0
Less: current portion	(11.0)	(0.2)
Total long-term debt	$1,249.2	$668.8

(1)	Represents unamortized original issue discount of $4.2 million as of December 31, 2011.
As of June 30, 2012, there are no borrowings under the $250 million senior secured revolving credit facility. The amount available for borrowings was $234.1 million (allowing for $15.9 million of letters of credit outstanding on that date).
On May 1, 2012 the Company entered into a refinancing in conjunction with the Merger. The refinancing transactions reduced the Company’s effective interest rates while increasing its borrowing capacity and extending the maturities of its credit facilities.
The new credit facilities and notes are as follows:

•	$250 million of US$ Senior Secured Revolving Credit Facilities due April 2017

•	$285 million of US$ Senior Secured Term Loan A due April 2017

•	C$34.5 million in Canadian $ Senior Secured Term Loan A due April 2017

•	$450 million of US$ Senior Secured Term Loan B due April 2019

•	$500 million of US$ Senior Unsecured Notes due April 2020
Interest rates under the senior secured term loans are based on the London Interbank Offered Rate ("LIBOR"). The range of borrowing costs under the pricing grid is LIBOR plus 3.00% for the Term A loans and LIBOR plus 3.25% with a LIBOR rate floor of 1.00% for the Term B loans. The senior secured credit facilities had a weighted average interest rate of 4.03% as of June 30, 2012 and the senior unsecured notes have an interest rate of 6.75%.
In addition on May 1, 2012 the Company repurchased or discharged all of its outstanding senior secured notes of $425.1 million, due March 2015, for $464.7 million including a premium and related fees of $39.6 million. On May 4, 2012 the Company redeemed all of its outstanding senior subordinated notes of $246.3 million, due August 2015, for $252.6 million including a premium of $6.3 million. The Company also terminated its senior secured asset-based revolving credit facility of $175.0 million, which was undrawn as of May 1, 2012. Associated with these transactions were $15.5 million in write-offs for original issue discount and debt origination costs.
In conjunction with the Company’s refinancing, the Company paid approximately $37.7 million in additional bank, legal and advisory fees associated with its new credit facilities. These fees were capitalized and will be amortized over the life of the credit facilities and senior unsecured notes.
Loan Covenants

The Company must meet certain restrictive financial covenants as defined under the senior secured credit facilities. The covenants become more restrictive over time and require the Company to maintain certain ratios related to consolidated leverage and consolidated interest coverage. The Company is also subject to certain customary restrictive covenants under the senior unsecured notes.
The table below sets forth the financial covenant ratio levels under the senior secured credit facilities:

	Maximum Consolidated Leverage Ratio(1)	Minimum - Interest Coverage Ratio(2)
May 1, 2012 to December 31, 2012	4.50:1.00	3.00:1.00
January 1, 2013 to December 31, 2013	4.25:1.00	3.00:1.00
January 1, 2014 to December 31, 2014	4.00:1.00	3.25:1.00
January 1, 2015 to December 31, 2015	3.75:1.00	3.25:1.00
January 1, 2016 to December 31, 2016	3.50:1.00	3.50:1.00
January 1, 2017 to December 31, 2017	3.50:1.00	3.50:1.00
January 1, 2018 to December 31, 2018	3.50:1.00	3.50:1.00
January 1, 2019 and thereafter	3.50:1.00	3.50:1.00

(1)
The leverage ratio is computed by dividing the Company's net funded indebtedness by the cumulative four-quarter-trailing EBITDA, which excludes transaction costs, restructuring and other charges up to certain limits as well as other adjustments defined under the senior secured credit facilities.

(2)
The interest coverage ratio for any period is EBITDA for the Company for such period divided by cash interest expense for the Company for such period and other adjustments, all as defined under the senior secured credit facilities.

The senior secured credit facilities contain customary events of default, including payment defaults, breach of representations and warranties, covenant defaults, cross-defaults and cross-accelerations, certain bankruptcy or insolvency events, certain ERISA-related events, changes in control or ownership, and invalidity of any loan document.

The indenture governing the senior unsecured notes does not contain financial performance covenants. However, that indenture does contain covenants that limit, among other things, our ability and the ability of our restricted subsidiaries to:

•	incur additional indebtedness;

•	pay dividends on our capital stock or repurchase our capital stock;

•	enter into or permit to exist contractual limits on the ability of our subsidiaries to pay dividends to the Company;

•	enter into certain transactions with affiliates;

•	make investments;

•	create liens; and

•	sell certain assets or merge with or into other companies.

Certain of these covenants will be subject to suspension when and if the notes are rated at least “BBB–” by Standard & Poor’s or at least “Baa3” by Moody’s. Each of the covenants is subject to a number of important exceptions and qualifications.
Guarantees and Security

Obligations under the senior secured credit facilities are guaranteed by certain of our existing and future domestic subsidiaries. In the case of the obligations of ACCO Brands Canada its senior secured term loan A is guaranteed by its future subsidiaries and by the Company's other exiting and future Canadian subsidiaries.

The senior unsecured notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by each of our existing and future domestic subsidiaries other than certain excluded subsidiaries. The senior unsecured notes and the related guarantees will rank equally in right of payment with all of the existing and future senior debt of the Company, Mead Products and the guarantors, senior in right of payment to all of the existing and future subordinated debt of the Company, Mead Products and the guarantors, and effectively subordinated to all of the existing and future secured indebtedness of the Company, Mead Products and the guarantors to the extent of the value of the assets securing such indebtedness. The senior unsecured notes and the guarantees will be structurally subordinated to all existing and future liabilities, including trade payables, of each of the Company's and Mead Products’ subsidiaries that do not guarantee the notes.
Compliance with Loan Covenants

As of and for the period ended June 30, 2012, the Company was in compliance with all applicable loan covenants.

5. Pension and Other Retiree Benefits
The components of net periodic benefit cost for pension and post-retirement plans for the three and six months ended June 30, 2012 and 2011 are as follows:

	Three Months Ended June 30,
	Pension Benefits				Post-retirement
	U.S.		International
(in millions of dollars)	2012	2011	2012	2011	2012	2011
Service cost	$0.3	$—	$0.6	$0.5	$0.1	$—
Interest cost	2.1	2.1	3.5	3.7	0.2	0.2
Expected return on plan assets	(2.6)	(2.7)	(4.1)	(4.0)	—	—
Amortization of prior service cost	—	—	0.1	—	—	—
Amortization of net loss (gain)	1.5	1.1	0.6	1.0	(0.2)	(0.2)
Settlement	0.7	—	—	—	—	—
Total net periodic benefit cost	$2.0	$0.5	$0.7	$1.2	$0.1	$—

	Six Months Ended June 30,
	Pension Benefits				Post-retirement
	U.S.		International
(in millions of dollars)	2012	2011	2012	2011	2012	2011
Service cost	$0.3	$—	$1.1	$1.1	$0.1	$0.1
Interest cost	4.2	4.3	6.9	7.4	0.3	0.3
Expected return on plan assets	(5.2)	(5.4)	(7.8)	(8.0)	—	—
Amortization of prior service cost	—	—	0.1	0.1	—	—
Amortization of net loss (gain)	3.1	2.2	1.1	1.9	(0.3)	(0.3)
Settlement	0.7	—	—	—	—	—
Total net periodic benefit cost	$3.1	$1.1	$1.4	$2.5	$0.1	$0.1

The Company expects to contribute approximately $19.8 million to its defined benefit plans in 2012. For the six months ended June 30, 2012, the Company has contributed $15.9 million to those plans, including $3.3 million for the settlement of the Amended and Restated ACCO Brands Corporation Supplemental Retirement Plan (the "SRP").

During the second quarter of 2012, as a result of the Merger the Company settled the SRP which resulted in a settlement charge of $0.7 million in the quarter. The SRP provided that the accrued vested benefit of each participant be paid in an actuarial equivalent lump sum upon the occurrence of a "Change of Control" (as defined in the SRP). The Company determined that the Merger should be treated as a "Change of Control" under the terms of the SRP.

During the first quarter of 2012, the Company changed its amortization of its net loss included in accumulated other comprehensive income for its U.K. pension plans from the average remaining service period of active employees expected to receive benefits under the plans to the average remaining life expectancy of the inactive participants. This change was the result of decreases in plan participation resulting in substantially all of the participants now being inactive. This has reduced net periodic benefit cost by approximately $0.8 million and $1.7 million during the three and six months ended June 30, 2012.

6. Stock-Based Compensation
The following table summarizes the Company’s stock-based compensation expense (including stock options, stock-settled stock appreciation rights ("SSARs"), restricted stock units (“RSUs”) and performance stock units (“PSUs”)) for the three and six months ended June 30, 2012 and 2011.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions of dollars)	2012	2011	2012	2011
Stock option expense	$0.5	$0.1	$0.8	$0.2
SSAR expense	—	0.1	—	0.1
RSU expense	1.7	1.2	2.5	1.8
PSU expense	$0.2	$0.6	$0.8	$0.7
Total	$2.4	$2.0	$4.1	$2.8
During the second quarter of 2012 the Company's Board of Directors and Compensation Committee approved additional stock compensation grants principally to eligible legacy Mead C&OP Business employees which consisted of 125,307 stock options, 352,582 RSUs and 155,142 PSUs.
The Company generally recognizes compensation expense for its stock-based awards ratably over the vesting period. Stock-based compensation expense for the three and six months ended June 30, 2012 and 2011 includes $0.9 million and $0.6 million, respectively, of expense related to RSUs granted to non-employee directors, which became fully vested on the grant date.
The following table summarizes the Company's unrecognized compensation expense and the weighted-average period over which the expense will be recognized as of June 30, 2012.

	June 30, 2012
	Unrecognized	Weighted Average
	Compensation	Years Expense To Be
(in millions of dollars, except weighted average years)	Expense	Recognized Over
Stock options	$4.7	2.5
RSUs	9.0	2.6
PSUs	8.6	1.9

7. Inventories
Inventories are stated at the lower of cost or market value. The components of inventories are as follows:

(in millions of dollars)	June 30, 2012	December 31, 2011
Raw materials	$49.3	$23.9
Work in process	5.3	3.6
Finished goods	297.8	170.2
Total inventories	$352.4	$197.7

8. Goodwill and Identifiable Intangibles
Goodwill
As more fully described in the Company’s 2011 annual report on Form 10-K, the Company tests goodwill for impairment at least annually, normally in the second quarter, and on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. The Company performed a qualitative assessment at the end of the second quarter of 2012 and concluded that no impairment exists.

Goodwill has been recorded on the Company's balance sheet related to the Merger and represents the excess of the cost of the acquisition when compared to the fair value estimate of the net assets acquired on May 1, 2012 (the date of the Merger). See Note 3, Acquisitions, to the consolidated financial statements contained in Item 1 of this report for details on the preliminary calculation of the goodwill acquired in the Merger with the Mead C&OP Business.
Changes in the net carrying amount of goodwill by segment were as follows:

(in millions of dollars)	ACCO Brands North America		ACCO Brands International		Computer Products Group	Total

Balance at December 31, 2011	$77.8	(1)	$50.4	(1)	$6.8	$135.0
Acquisition	310.4		106.1		—	416.5
Translation	(2.9)		(10.1)		—	(13.0)
Balance at June 30, 2012	$385.3		$146.4		$6.8	$538.5

Goodwill	$516.2		$230.6		$6.8	$753.6
Accumulated impairment losses	(130.9)		(84.2)		—	(215.1)
Balance at June 30, 2012	$385.3		$146.4		$6.8	$538.5

(1)
The Company implemented certain organizational changes in conjunction with the Merger. Effective as of the second quarter of 2012, the Company's former ACCO Brands Americas segment became ACCO Brands North America as Latin America was moved into the ACCO Brands International segment. Goodwill associated with the Company's legacy ACCO Brands Latin America business is therefore now included in the ACCO Brands International segment.

Identifiable Intangible Assets
The identifiable intangible assets of $545.8 million acquired in the Merger with the Mead C&OP Business include trade names and customer relationships and were recorded at their preliminary estimated fair values. We are continuing our review of our fair value estimate of assets acquired and liabilities assumed during the measurement period, which will conclude as soon as we receive the information we are seeking about facts and circumstances that existed as of the acquisition date, or learn that more information is not available. The values assigned were based on the estimated future discounted cash flows attributable to the asset. These future cash flows were estimated based on the historical cash flows and then adjusted for anticipated future changes, primarily expected changes in sales volume or price. The Company has assigned an indefinite life to certain trade names, which include the Five Star®, Mead®, Tilibra and Hilroy brands, based on the combined company's intention to use these trade names for an indefinite period of time and the expected sustainability of brands and the product categories and cash flows with which they are associated. Each of the named brands has a long history of high brand recognition in the markets that it serves, has significant market share in the product categories in which it competes and has demonstrated strong historical financial performance.

The customer relationships and certain trade names will be amortized on an accelerated basis. Definite-lived trade names and customer relationships are expected to be amortized over lives ranging from 10 to 15 years from the Merger date of May 1, 2012. The preliminary allocations of the acquired identifiable intangibles acquired in the Merger are as follows:

(in millions of dollars)	Estimated Fair Value	Estimated Average Remaining Useful Life
Trade names - indefinite lived	$415.3	Indefinite
Trade names - finite lived	50.3	10-15 years
Customer relationships	80.2	10-15 years
	$545.8

As of June 1, 2012, $21.4 million of the value previously assigned to one of the Company's legacy indefinite-lived trade names was changed to an amortizable intangible asset. The change was made in respect of decisions regarding the Company's future use of the trade name. The Company commenced amortizing the trade name June 1, 2012 on a prospective basis over a life of 30 years.
The gross carrying value and accumulated amortization by class of identifiable intangible assets as of June 30, 2012 and December 31, 2011 are as follows:

	June 30, 2012					December 31, 2011
(in millions of dollars)	Gross Carrying Amounts		Accumulated Amortization		Net Book Value	Gross Carrying Amounts		Accumulated Amortization		Net Book Value
Indefinite-lived intangible assets:
Trade names	$521.8		$(44.5)	(1)	$477.3	$138.2	(2)	$(44.5)	(1)	$93.7
Amortizable intangible assets:
Trade names	129.0	(2)	(30.4)		98.6	58.0		(27.8)		30.2
Customer and contractual relationships	105.4		(24.6)		80.8	26.1		(21.5)		4.6
Patents/proprietary technology	10.3		(9.1)		1.2	10.4		(8.5)		1.9
Subtotal	244.7		(64.1)		180.6	94.5		(57.8)		36.7
Total identifiable intangibles	$766.5		$(108.6)		$657.9	$232.7		$(102.3)		$130.4

(1)	Accumulated amortization prior to the adoption of authoritative guidance on goodwill and other intangible assets.

(2)	A trade name with a gross carrying value of $21.4 million has been reclassified to amortizable intangible assets effective in the second quarter of 2012.
The Company’s intangible amortization expense was $5.1 million and $1.6 million for the three months ended June 30, 2012 and 2011, respectively and $6.6 million and $3.3 million for the six months ended June 30, 2012 and 2011.
As of June 30, 2012, estimated amortization expense for amortizable intangible assets owned as of June 30, 2012 for the current year and the next five years are as follows:

(in millions of dollars)	2012	2013	2014	2015	2016	2017
Estimated amortization expense	$19.7	$24.5	$21.9	$19.5	$17.1	$13.8
Actual amounts of amortization expense may differ from estimated amounts due to changes in foreign currency exchange rates, additional intangible asset acquisitions, impairment of intangible assets, accelerated amortization of intangible assets and other events.

9. Restructuring

During the second quarter of 2012, the Company initiated cost savings plans related to the consolidation and integration of the recently acquired Mead C&OP Business. The most significant of these plans relates to the Company's dated goods business and includes the closure of the Company’s manufacturing and distribution facility in East Texas, Pennsylvania during 2013 and relocation of its activities to other facilities within the Company. The Company expects to break even with respect to this cost savings plan on a cumulative total cash flow basis by the end of 2014. During the first quarter of 2012, the Company also committed to new cost savings plans intended to improve the efficiency and effectiveness of its U.S. and European businesses. These actions were independent of, and not a part of, any plan of integration related to the Company’s acquisition of the Mead C&OP Business.

The Company recorded $14.7 million and $20.8 million of restructuring charges for the three and six months ended June 30, 2012.
A summary of the activity in the restructuring accounts and a reconciliation of the liability for, and as of, the six months ended June 30, 2012 are as follows:

(in millions of dollars)	Balance at December 31, 2011	Total Provision	Cash Expenditures	Non-cash Items/ Currency Change	Balance at June 30, 2012
Employee termination costs	$0.3	$20.6	$(5.0)	$—	$15.9
Termination of lease agreements	0.7	(0.1)	(0.2)	—	0.4
Sub-total	1.0	20.5	(5.2)	—	16.3
Asset impairments/net loss on disposal of assets resulting from restructuring activities	0.2	0.3	(0.2)	(0.2)	0.1
Total restructuring liability	$1.2	$20.8	$(5.4)	$(0.2)	$16.4
Management expects the $15.9 million of employee termination costs to be substantially paid within the next 18 months. Cash payments associated with lease termination costs of $0.4 million will continue until the lease terminates in 2013.
Gain on Sale
Not included in the restructuring table above is a $0.1 million net gain on the sale of a manufacturing facility and certain assets in the U.K. The sale, which occurred during the second quarter of 2012, will result in net cash proceeds of approximately $2.7 million, of which $2.1 million has been collected to date. The gain on sale has been recognized in the Company's income statement in selling, general and administrative expenses.

10. Income Taxes
For the three months ended June 30, 2012, the Company recorded an income tax benefit from continuing operations of $175.5 million on a loss before taxes of $81.3 million. The current year amount includes the release of certain valuation allowances, as further discussed below, and reflects certain non-deductible items that impact the effective rate compared to the statutory rate. For the prior year period, the Company reported income tax expense from continuing operations of $6.0 million on income before taxes of $12.3 million. The high effective tax rate for 2011 was due to no tax benefits being provided on losses incurred in the U.S. and certain foreign jurisdictions where valuation reserves were recorded against future tax benefits.

The Company continually reviews the need for establishing or releasing valuation allowances on its deferred tax attributes. Due to the acquisition of the Mead C&OP Business in the second quarter of 2012, the Company analyzed its need for maintaining valuation reserves against the expected U.S. future tax benefits. Based on that analysis, the Company determined that as of June 30, 2012, there existed sufficient evidence in the form of future taxable income from the combined operations to release $112.7 million of the valuation allowance that had been previously recorded against the U.S. deferred income tax assets. Also, as part of the second quarter review, valuation allowances were released in certain foreign jurisdictions in the amount of $17.7 million, due to the sustained profitability of these businesses. The resulting deferred tax assets are comprised principally of net operating loss carryforwards which are expected to be fully realized within the expiration period and other temporary differences.

For the six months ended June 30, 2012, the Company recorded an income tax benefit from continuing operations of $171.6 million on a loss before taxes of $94.7 million. This compares to income tax expense from continuing operations of $10.5 million on income before taxes of $7.8 million in the six months ended June 30, 2011. The high effective tax rate for 2011 was due to no tax benefits being provided on losses incurred in the U.S. and certain foreign jurisdictions where valuation allowances were recorded against future tax benefits.
The reconciliation of income taxes for the three and six months ended June 30, 2012 and 2011, computed at the U.S. federal statutory income tax rate, compared to the Company’s effective income tax rate for continuing operations, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions of dollars)	2012	2011	2012	2011
Income tax (benefit) expense computed at U.S. statutory income tax rate	$(28.4)	$4.3	$(33.1)	$2.8
Increase (decrease) of valuation allowances	(139.8)	3.0	(131.3)	9.5
Foreign income taxed at a lower effective rate	(2.7)	(2.1)	(4.0)	(4.8)
Miscellaneous	(4.6)	0.8	(3.2)	3.0
Income taxes as reported	$(175.5)	$6.0	$(171.6)	$10.5
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

11. Earnings per Share
Total outstanding shares as of June 30, 2012 and 2011 were 113.1 million and 55.2 million, respectively. On May 1, 2012 the Company issued 57.1 million shares of stock related to the Merger with the Mead C&OP Business. The calculation of basic earnings per common share is based on the weighted average number of common shares outstanding in the year, or period, over which they were outstanding. The Company’s calculation of diluted earnings per common share assumes that any common shares outstanding were increased by shares that would be issued upon exercise of those stock units for which the average market price for the period exceeds the exercise price; less, the shares that could have been purchased by the Company with the related proceeds, including compensation expense measured but not yet recognized, net of tax.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2012	2011	2012	2011
Weighted-average number of common shares outstanding — basic	94.2	55.2	74.8	55.1
Stock options	0.1	0.1	0.1	0.1
Stock-settled stock appreciation rights	0.9	1.8	1.0	1.9
Restricted stock units	1.0	0.9	1.1	0.8
Adjusted weighted-average shares and assumed conversions — diluted(1)	96.2	58.0	77.0	57.9

(1)
Due to the loss from continuing operations during the six months ended June 30, 2011, the denominator in the diluted earnings per share calculation does not include the effects of the stock awards for which the average market price for the period exceeds the exercise price, as it would result in a less dilutive computation. As a result, reported diluted earnings per share for the six months ended June 30, 2011 are the same as basic earnings per share.

Awards of shares representing approximately 6.5 million and 4.4 million as of June 30, 2012 and 2011, respectively, of potentially dilutive shares of common stock that were outstanding and are not included in the computation of dilutive earnings per share as their effect would have been anti-dilutive as such options’ exercise prices were higher than the average market price during the period.

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
Forward Currency Contracts
The Company enters into forward foreign currency contracts to reduce the effect of fluctuating foreign currencies, primarily on foreign denominated inventory purchases and intercompany loans. The majority of the Company’s exposure to local currency movements is in Europe, Australia, Canada, Brazil, Mexico and Japan.
Forward currency contracts are used to hedge foreign denominated inventory purchases for Europe, Australia, Canada and Japan and are designated as cash flow hedges. Unrealized gains and losses on these contracts for inventory purchases are deferred in other comprehensive income until the contracts are settled and the underlying hedged transactions are recognized, at which time the deferred gains or losses will be reported in the “Cost of products sold” line in the Condensed Consolidated Statements of Operations. As of June 30, 2012 and December 31, 2011, the Company had cash flow designated foreign exchange contracts outstanding with a U.S. dollar equivalent notional value of $74.7 million and $71.9 million, respectively.
Forward currency contracts used to hedge foreign denominated intercompany loans are not designated as hedging instruments. Gains and losses on these derivative instruments are recognized within Other expense, net in the Condensed Consolidated Statements of Operations and are largely offset by the changes in the fair value of the hedged item. As of June 30, 2012 and December 31, 2011, the Company had undesignated foreign exchange contracts outstanding with a U.S. dollar equivalent notional value of $85.2 million and $75.6 million, respectively.
The periods of the forward foreign exchange contracts correspond to the periods of the hedged transactions, and do not extend beyond June 2013.
The following table summarizes the fair value of the Company’s derivative financial instruments as of June 30, 2012 and December 31, 2011, respectively.

	Fair Value of Derivative Instruments
	Derivative Assets			Derivative Liabilities
(in millions of dollars)	Balance Sheet Location	Jun 30, 2012	Dec 31, 2011	Balance Sheet Location	Jun 30, 2012	Dec 31, 2011
Derivatives designated as hedging instruments:
Foreign exchange contracts	Other current assets	$2.5	$3.0	Other current liabilities	$0.1	$0.2
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current assets	0.4	0.8	Other current liabilities	0.9	1.2
Total derivatives		$2.9	$3.8		$1.0	$1.4

The following table summarizes the pre-tax effect of the Company’s derivative financial instruments on the Consolidated Financial Statements for the three and six months ended June 30, 2012 and 2011, respectively.

	The Effect of Derivative Instruments of Cash Flow Hedging Relationships on the Consolidated Financial Statements
(in millions of dollars)	Amount of (Gain) Loss Recognized in OCI (Effective Portion)		Location of (Gain) Loss Reclassified from OCI to Income	Amount of (Gain) Loss Reclassified from
	Three Months Ended June 30,			Three Months Ended June 30,
	2012	2011		2012	2011
Cash flow hedges:
Foreign exchange contracts	$(2.0)	$2.2	Cost of products sold	$(0.7)	$2.5

	The Effect of Derivative Instruments of Cash Flow Hedging Relationships on the Consolidated Financial Statements
(in millions of dollars)	Amount of (Gain) Loss Recognized in OCI (Effective Portion)		Location of (Gain) Loss Reclassified from OCI to Income	Amount of (Gain) Loss Reclassified from
	Six Months Ended June 30,			Six Months Ended June 30,
	2012	2011		2012	2011
Cash flow hedges:
Foreign exchange contracts	$(1.1)	$5.5	Cost of products sold	$(1.4)	$4.4

	The Effect of Derivatives Not Designated as Hedging Instruments on the Consolidated Statements of Operations
(in millions of dollars)	Location of (Gain) Loss Recognized in Income on Derivatives	Amount of (Gain) Loss Recognized in Income		Amount of (Gain) Loss Recognized in Income
		Three Months Ended June 30,		Six Months Ended June 30,
		2012	2011	2012	2011
Foreign exchange contracts	Other expense (income), net	$2.3	$(0.6)	$2.6	$0.2

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
The Company utilizes the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company has determined that its financial assets and liabilities are Level 2 in the fair value hierarchy. The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2012 and December 31, 2011:

(in millions of dollars)	June 30, 2012	December 31, 2011
Assets:
Forward currency contracts	$2.9	$3.8
Liabilities:
Forward currency contracts	$1.0	$1.4
The Company’s forward currency contracts are included in Other Current Assets or Other Current Liabilities and mature within 12 months. The forward foreign currency exchange contracts are primarily valued based on the foreign currency spot and forward rates quoted by the banks or foreign currency dealers. As such, these derivative instruments are classified within Level 2.

The fair values of cash and cash equivalents, notes payable to banks, accounts receivable and accounts payable approximate carrying amounts due principally to their short maturities. The carrying amount of total debt was $1,260.2 million and $669.0 million and the estimated fair value of total debt was $1,290.2 million and $727.2 million at June 30, 2012 and December 31, 2011, respectively. The fair values are determined from quoted market prices, where available, and from investment bankers using current interest rates considering credit ratings and the remaining terms of maturity.

14. Information on Business Segments
In conjunction with the Merger during the second quarter of 2012, the Company realigned its Americas and International segments. The legacy ACCO Brands Latin America business has been moved into the International segment along with Mead C&OP Business' Brazilian operations. The Company's Computer Products Group was unaffected by the realignment or the Merger.
The Company’s three business segments are described below.
ACCO Brands North America and ACCO Brands International

On May 1, 2012, the Company implemented certain organizational changes in conjunction with the Merger with Mead C&OP Business. Effective as of the second quarter of 2012, the Company's former ACCO Brands Americas segment became ACCO Brands North America as the Company's pre-acquisition Latin America business was moved into the ACCO Brands International segment. These two segments manufacture, source and sell traditional office products, school supplies, calendaring products and document finishing solutions. ACCO Brands North America comprises the U.S. and Canada, and ACCO Brands International comprises the rest of the world, principally Europe, Australia, Latin America, and Asia-Pacific.
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

Our office, school and calendaring product lines use name brands such as: GBC®, Mead®, Five Star®, Tilibra®, Trapper Keeper®, Cambridge®, Grafons®, AT-A-GLANCE®, Quartet®, Rexel, Swingline®, Wilson Jones®, Marbig, Day Runner®, Day-Timer® and NOBO, among others. Products and brands are not confined to one channel or product category and are sold based on end user preference. We manufacture approximately 45% of products, and specify and source approximately 55% of our products, mainly from Asia. The majority of our office products, such as stapling, binding and laminating equipment and related consumable supplies, shredders and whiteboards, are used by businesses. Most of these end-users purchase their products from our customers, which include commercial contract stationers, office superstores, wholesalers, resellers, mail order and internet catalogs, mass merchandisers, club stores and dealers. We also supply some of our products directly to large commercial and industrial end-users. Historically, we have targeted the premium end of the product categories in which we compete. However, we also supply private label products for our customers and provide machine maintenance and repair services sold under the GBC brand. Our school products include notebooks, folders, decorative calendars, and stationery products. We distribute our school products primarily through traditional and online retail mass market, grocery, drug and office superstore channels. We also supply private label products within the school products sector. Our calendaring products are sold throughout all channels where we sell office or school products, and we also sell calendaring products direct to consumers.
The customer base to which we sell our products is mainly made up of large global and regional resellers of our products. Mass and retail channels mainly sell to individual consumers but also to small businesses. Office superstores mainly sell to commercial customers but also to individual consumers at their retail stores. As a result, there is no clear correlation between product, consumer or distribution channel. We also sell to commercial contract stationers, wholesalers, distributors, mail order and internet catalogs, and independent dealers. Over half of our product sales by our customers are to business end-users, who generally seek premium products that have added value or ease-of-use features and a reputation for reliability, performance and professional appearance. Some of our document finishing products are sold directly to high-volume end-users and commercial reprographic centers.
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
Financial information by reportable segment is set forth below.
Net sales by business segment are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions of dollars)	2012	2011	2012	2011
ACCO Brands North America	$279.8	$159.1	$416.5	$296.4
ACCO Brands International	113.9	122.4	224.5	242.2
Computer Products Group	45.0	48.7	86.6	90.0
Net sales	$438.7	$330.2	$727.6	$628.6

Operating income by business segment is as follows (a):

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions of dollars)	2012	2011	2012	2011
ACCO Brands North America	$13.6	$9.7	$10.1	$12.3
ACCO Brands International	9.0	13.8	17.2	20.8
Computer Products Group	10.0	13.1	17.5	22.4
Segment operating income	32.6	36.6	44.8	55.5
Corporate	(21.0)	(6.0)	(29.2)	(11.6)
Operating income	11.6	30.6	15.6	43.9
Interest expense, net	32.8	19.5	51.9	38.7
Equity in earnings of joint ventures	(1.2)	(1.2)	(2.7)	(2.4)
Other expense (income), net	61.3	—	61.1	(0.2)
Income (loss) from continuing operations before income tax	$(81.3)	$12.3	$(94.7)	$7.8

(a)
Operating income as presented in the segment table above is defined as i) net sales; ii) less cost of products sold; iii) less advertising, selling, general and administrative expenses; iv) less amortization of intangibles; and v) less restructuring.

Segment assets:

The following table presents the measure of segment assets used by the Company's chief operating decision maker.

(in millions of dollars)	June 30, 2012	December 31, 2011
ACCO Brands North America (b)	$631.9	$272.9
ACCO Brands International (b)	379.8	282.2
Computer Products Group (b)	87.5	85.5
Total segment assets	1,099.2	640.6
Unallocated assets	1,419.7	468.9
Corporate (b)	8.5	7.2
Total assets	$2,527.4	$1,116.7

(b)
Represents total assets, excluding goodwill and identifiable intangibles resulting from business acquisitions, intercompany balances, cash, deferred taxes, prepaid pension assets, prepaid debt issuance costs and joint ventures accounted for on an equity basis.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions of dollars)	2012	2011	2012	2011
Net sales	$34.9	$39.3	$75.3	$76.6
Gross profit	19.7	22.0	42.4	42.6
Operating income	3.5	4.0	8.0	7.7
Net income	2.4	2.6	5.3	5.1

(in millions of dollars)	June 30, 2012	December 31, 2011
Current assets	$69.4	$94.3
Non-current assets	36.1	37.1
Current liabilities	34.8	40.0
Non-current liabilities	14.6	16.7

16. Commitments and Contingencies
Pending Litigation
The Company and its subsidiaries are defendants in various claims and legal proceedings associated with their business and operations. It is not possible to predict the outcome of the pending actions, but management believes that these actions, if adjudicated or settled in a manner adverse to the Company, would not have a material adverse effect upon the results of operations, cash flows or financial condition of the Company.
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

17. Discontinued Operations
In June of 2011, and with effect from May 31, 2011, the Company sold its GBC-Fordigraph business to The Neopost Group. The Australia-based business was formerly part of the ACCO Brands International segment and is included in the financial statements as discontinued operations. The GBC-Fordigraph business represented $45.9 million in annual net sales for the year ended December 31, 2010. The Company received final proceeds of $52.9 million during 2011, inclusive of working capital adjustments and selling costs. In connection with this transaction, predominantly in the second quarter of 2011, the Company recorded a gain on sale of $41.8 million ($36.8 million after-tax). During the three months and six months ended June 30, 2012 the Company recorded expenses of $0.1 million related to the disposition of the GBC-Fordigraph business.
Also included in discontinued operations are residual costs of the Company’s commercial print finishing business, which was sold during the second quarter of 2009. During six months ended June 30, 2012 the Company recorded expenses of $0.1 million, related to litigation costs associated with the wind-down of the discontinued operations. For the six months ended June 30,

2011 the Company recorded expenses of $0.2 million.
The operating results and financial position of discontinued operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2012	2011	2012	2011
Operating Results:
Net sales	$—	$8.0	$—	$19.9

Income from operations before income taxes	—	1.0	—	2.2
Gain (loss) on sale before income taxes	(0.1)	41.8	(0.2)	41.8
Provision (benefit) for income taxes	(0.1)	5.4	(0.1)	5.7
Income (loss) from discontinued operations	$—	$37.4	$(0.1)	$38.3
Per share:
Basic income from discontinued operations	$—	$0.68	$—	$0.69
Diluted income from discontinued operations	$—	$0.64	$—	$0.69

Liabilities of $1.1 million related to discontinued operations which consist of litigation accruals are included in other current liabilities.

18. Common Stock

As of June 30, 2012, 200,000,000 common shares were authorized. On May 1, 2012, the Company completed the merger of the Mead C&OP Business with a wholly-owned subsidiary of the Company. In connection with the Merger, MWV shareholders received approximately 57.1 million shares of the Company’s common stock, or 50.5% of the combined company, valued at $602.3 million on the date of the merger. See Note 3, Acquisitions, to the consolidated financial statements contained in Item 1 of this report for details on the calculation of the number of shares issued.

The number of shares issued as of June 30, 2012 and December 31, 2011 are as follows:

	Common Stock	Treasury Stock	Net Shares
Shares at December 31, 2011	55,659,753	(184,018)	55,475,735
Stock issuance - merger	57,089,808	—	57,089,808
Stock issuances - stock based compensation	560,052	(31,654)	528,398
Shares at June 30, 2012	113,309,613	(215,672)	113,093,941

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
INTRODUCTION

Overview

The Company is one of the world's largest suppliers of branded school and office products (excluding furniture, computers, printers and bulk paper). We sell our products through many channels that include the office products resale industry as well as through mass retail distribution and e-tailers. We design, develop, manufacture and market a wide variety of traditional and computer-related office products, school supplies and paper-based time management products. Through a focus on research, marketing and innovation, we seek to develop new products that meet the needs of our consumers and commercial end-users, and support our brands. We compete through a balance of innovation, a low-cost operating model and an efficient supply chain. We sell our products primarily to markets located in the United States, Northern Europe, Canada, Brazil, Australia and Mexico.

Our office, school and calendaring product lines use name brands such as GBC®, Mead®, Five Star®, Tilibra, Trapper Keeper®, Cambridge®, Grafons, AT-A-GLANCE®, Quartet®, Rexel, Swingline®, Wilson Jones®, Marbig, Day Runner®, Day-Timer® and NOBO, among others. Products and brands are not confined to one channel or product category and are sold based on end-user preference. We currently manufacture approximately 45% of our products, and specify and source approximately 55% of our products, mainly from Asia.

The majority of our office products, such as stapling, binding and laminating equipment and related consumable supplies, shredders and whiteboards, are used by businesses. Most of these end-users purchase their products from our customers, which include commercial contract stationers, retail superstores, wholesalers, resellers, mail order and internet catalogs, mass merchandisers, club stores and dealers. We also supply some of our products directly to large commercial and industrial end-users. Historically, we have targeted the premium end of the product categories in which we compete. However, we also supply private label products for our customers and provide machine maintenance and repair services sold under the GBC brand.

Our school products include notebooks, folders, decorative calendars, and stationery products. We distribute our school products primarily through traditional and online retail mass market, grocery, drug and office superstore channels. We also supply private label products within the school products sector. Our calendaring products are sold throughout all channels where we sell office or school products, and we also sell direct to consumers.

Our computer products division designs, distributes, markets and sells accessories for laptop and desktop computers, smart phones and tablets. These accessories primarily include security locks, power adapters, input devices such as mice and keyboards, laptop computer carrying cases, hubs and docking stations, ergonomic devices and technology accessories for smart phones and tablets. We sell these products mostly under the Kensington®, Microsaver® and ClickSafe® brand names. All of our computer products are manufactured by third-party suppliers, principally in Asia, and are stored in and distributed from our regional facilities. These computer products are sold primarily to consumer electronics retailers, information technology value-added resellers, original equipment manufacturers and office products retailers.

We believe our leading product positions provide the scale to enable us to invest in product innovation and drive growth across our product categories. In addition, the expertise we use to satisfy the exacting technical specifications of our more demanding commercial customers is in many instances the basis for expanding our products and innovations to consumer products. We plan to grow via a strategy of organic growth supplemented by acquisitions that can leverage our existing businesses.
Mead C&OP Business Merger and Company Refinancing
On November 17, 2011, the Company announced the signing of a definitive agreement to acquire the Mead Consumer and Office Products Business (“Mead C&OP Business”). On May 1, 2012, the Company completed the Merger of the Mead C&OP Business with a wholly-owned subsidiary of the Company. The Mead C&OP Business is a leading manufacturer and marketer of school supplies, office products, and planning and organizing tools - including the Mead®, Five Star®, Trapper Keeper®, AT-A-GLANCE®, Cambridge®, Day Runner®, Hilroy, Tilibra and Grafons brands in the U.S., Canada and Brazil.
In the Merger, MeadWestvaco Corporation (“MWV”) shareholders received 57.1 million shares of the Company's common stock, or 50.5% of the combined company, valued at $602.3 million on the date of the Merger. After the transaction was completed the Company had 113.1 million common shares outstanding.
Under the terms of the Merger agreement, MWV established a new subsidiary (“Monaco SpinCo Inc.”) to which it conveyed the Mead C&OP Business in return for a $460.0 million payment. The shares of Monaco SpinCo Inc. were then distributed to

MWV's shareholders as a dividend. Immediately after the spin-off and distribution, a newly formed subsidiary of the Company merged with and into Monaco SpinCo Inc. and MWV shareholders effectively received in the stock dividend and subsequent conversion approximately one share of ACCO Brands common stock for every three shares of MWV they held. Fractional shares were paid in cash. The subsidiary company subsequently merged with Mead Products LLC (“Mead Products”), the surviving corporate entity, which is a wholly-owned subsidiary of ACCO Brands Corporation.
As of June 30, 2012, $26.6 million has been received back from MWV through preliminary working capital adjustments, and $5.6 million of further proposed adjustments were estimated as of June 30, 2012.
For accounting purposes, the Company is the acquiring enterprise. The Merger was accounted for as a purchase business combination. Accordingly, the results of the Mead C&OP Business are included in the Company's consolidated financial statements from the date of the Merger, May 1, 2012. In connection with this transaction, in the three and six months ended June 30, 2012, the Company incurred expenses of $13.8 million and $15.6 million, respectively, related to the transaction, including integration costs. In addition $5.6 million of transaction costs related to the Merger were incurred in the second half of 2011.
On May 1, 2012, the Company entered into a refinancing in conjunction with the Merger. The refinancing transactions reduced the Company’s effective interest rates while increasing its borrowing capacity and extending the maturities of its credit facilities.
The new credit facilities and notes are as follows:

•	$250 million of US$ Senior Secured Revolving Credit Facilities due April 2017

•	$285 million of US$ Senior Secured Term Loan A due April 2017

•	C$34.5 million in Canadian $ Senior Secured Term Loan A due April 2017

•	$450 million of US$ Senior Secured Term Loan B due April 2019

•	$500 million of US$ Senior Unsecured Notes due April 2020
Interest rates under the senior secured term loans are based on the London Interbank Offered Rate (LIBOR). The range of borrowing costs under the pricing grid is LIBOR plus 3.00% for the Term A loans and LIBOR plus 3.25% with a LIBOR rate floor of 1.00% for the Term B loans. The senior secured credit facilities had a weighted average interest rate of 4.03% as of June 30, 2012 and the senior unsecured notes have an interest rate of 6.75%.
In addition on May 1, 2012 the Company repurchased or discharged all of its outstanding senior secured notes of $425.1 million, due March 2015, for $464.7 million including a premium and related fees of $39.6 million. On May 4, 2012 the Company redeemed all of its outstanding senior subordinated notes of $246.3 million, due August 2015, for $252.6 million including a premium of $6.3 million. The Company also terminated its senior secured asset-based revolving credit facility of $175.0 million, which was undrawn as of May 1, 2012.
In conjunction with the Company’s refinancing, the Company paid approximately $37.7 million in additional bank, legal and advisory fees associated with its new credit facilities. These fees were capitalized and will be amortized over the life of the credit facilities and senior unsecured notes.
As part of the inclusion of the Mead C&OP Business financial results with those of the Company, certain information technology costs associated with the manufacturing and distribution operations have been reclassified from advertising, selling, general and administrative expenses (SG&A) to cost of products sold. This was done to enable the financial results of the two businesses to be consistent and to better reflect those costs associated with the cost of products sold. All prior periods have been adjusted to make the results comparable. These historical reclassifications have had no effect on net income.
Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three and six months ended June 30, 2012 and 2011, should be read in conjunction with the unaudited condensed consolidated financial statements of ACCO Brands Corporation and the accompanying notes contained therein. Unless otherwise noted, the following discussion pertains only to our continuing operations.

Overview of Company Performance
The Company's results are dependent upon a number of factors affecting sales, including pricing and competition. Historically, key drivers of demand in the office and school products industries have included trends in white collar employment levels, enrollment levels in education, gross domestic product (GDP) and growth in the number of small businesses and home offices together with increasing usage of personal computers. Pricing and demand levels for office products have also reflected a substantial consolidation within the global resellers of office products. This consolidation has led to multiple years of industry pricing pressure and a more efficient level of asset utilization by customers, resulting in lower sales pricing and volume for suppliers of office products.
With 53% of revenues for the fiscal year ended December 31, 2011 arising from foreign operations (and 47% on a pro forma basis as if we had acquired the Mead C&OP Business on January 1, 2011), exchange rate fluctuations can play a major role in reported results. Foreign currency fluctuations impact the business in two ways: 1) the translation of our foreign operations results into U.S. dollars: a weak U.S. dollar benefits the Company and a strong U.S. dollar reduces the dollar-denominated contribution from foreign operations; and 2) the impact of foreign currency fluctuations on cost of goods sold. A significant portion of the Company's products sold worldwide are sourced from Asia (approximately 55%), and paid for in U.S. dollars. However, the Company's international operations sell in their local currency, and are exposed to their domestic currency movements against the U.S. dollar. A strong U.S. dollar, therefore, increases the Company's cost of goods sold and a weak U.S. dollar decreases the cost of goods sold for its international operations.
The Company responds to these market changes by adjusting selling prices, but this response can be difficult during periods of rapid fluctuation. A significant portion of foreign-currency cost of goods purchases is hedged with forward foreign currency contracts, which delays the economic effect of a fluctuating U.S. dollar helping the Company to align its market pricing. The financial impact on the business of foreign exchange movements for cost of goods is also further delayed until the inventory is sold. Foreign exchange exposures impact the business at different times: the translation of results is impacted immediately when the exchange rates move, whereas the impact on cost of goods is typically delayed due to a combination of currency hedging strategies and the Company's inventory cycle.
During 2011, the cost of certain commodities used to make products increased significantly, negatively impacting cost of goods, mainly for products sold in the second half of the year. The Company implemented price increases in the first and third quarters of 2011 to offset these cost increases. As commodity costs continued to rise, in the first quarter of 2012 the Company implemented price increases in a limited number of markets in an effort to further offset increases in commodity costs. The Company continues to monitor commodity costs and work with suppliers and customers to negotiate balanced and fair pricing that best reflects the current economic environment.
During the first quarter of 2012, the Company committed to new cost savings plans intended to improve the efficiency and effectiveness of its businesses. The cost savings activities will principally take place in the U.S. and the U.K. The Company believes these actions will benefit its efforts to improve profitability and enhance shareholder value. These actions are expected to result in approximately $8 million in annualized cost savings when fully realized, with approximately $5 million expected to be realized in 2012. In connection with these actions, the Company expects to incur pretax charges, principally employee termination and severance costs, of approximately $7 million in 2012, substantially all of which was recorded in the six months ending June 30, 2012. Cash costs related to these charges, net of anticipated asset sale proceeds, are expected to be approximately $5 million, which the Company expects to fully recover in savings over the remainder of 2012. During the second quarter of 2012, the Company received proceeds of $2.1 million related to the sale of a facility in the U.K.
The actions described in the preceding paragraph were independent of and not a part of any plan of integration related to the Company’s acquisition of the Mead C&OP Business.

In the second quarter of 2012, the Company committed to cost savings plans largely related to the consolidation and integration of the Mead C&OP Business and recognized $14 million of expenses associated with these plans. The largest plan, which is expected to result in employee severance charges of approximately $11 million, is related to the Company's dated goods business and involves closing the Company’s facility in East Texas, Pennsylvania during 2013 and relocating its activities. The Company expects to break even in respect of this cost savings plan on a cumulative total cash flow basis by the end of 2014. The East Texas facility is owned by the Company and will be marketed for sale. However, current real estate market conditions make a future sale date uncertain and therefore the foregoing estimates do not reflect potential cash sale proceeds from the sale of the facility. The remaining plans are primarily related to eliminating duplication in the management structures in the U.S. and Canada.
Three months ended June 30, 2012 versus three months ended June 30, 2011

The following table presents the Company’s results for the three months ended June 30, 2012 and 2011, respectively.

	Three Months Ended June 30,		Amount of Change
(in millions of dollars)	2012	2011	$	%
Net sales	$438.7	$330.2	$108.5	33%
Cost of products sold	314.4	228.8	85.6	37%
Gross profit	124.3	101.4	22.9	23%
Gross profit margin	28.3%	30.7%		(2.4)	pts
Advertising, selling, general and administrative expenses	92.9	69.5	23.4	34%
Amortization of intangibles	5.1	1.6	3.5	219%
Restructuring charges (income)	14.7	(0.3)	15.0	NM
Operating income	11.6	30.6	(19.0)	(62)%
Operating income margin	2.6%	9.3%		(6.7)	pts
Interest expense, net	32.8	19.5	13.3	68%
Equity in earnings of joint ventures	(1.2)	(1.2)	—	-
Other expense, net	61.3	—	61.3	NM
Income tax expense (benefit)	(175.5)	6.0	(181.5)	NM
Effective tax rate	(215.9)%	48.8%		NM	pts
Income from continuing operations	94.2	6.3	87.9	NM
Income from discontinued operations, net of income taxes	—	37.4	(37.4)	(100)%
Net income	94.2	43.7	50.5	116%
Net Sales
Net sales increased by $108.5 million, or 33%, to $438.7 million due to the May 1, 2012 acquisition of the Mead C&OP Business, which accounted for $147.7 million, or 45% of the increase. The underlying decline, exclusive of the acquisition, of $39.2 million, or 12%, includes an unfavorable currency translation of $10.4 million, or 3%. The comparable sales decline of 8% occurred in all segments, primarily in the International and North America business segments.
Cost of Products Sold
Cost of products sold includes all manufacturing, product sourcing and distribution costs, including depreciation related to assets used in the manufacturing, procurement and distribution process, allocation of certain information technology costs supporting those processes, inbound and outbound freight, shipping and handling costs, purchasing costs associated with materials and packaging used in the production processes. Cost of products sold increased $85.6 million, to $314.4 million, or 37%. The acquisition of the Mead C&OP Business contributed $103.2 million which includes $10.8 million in amortization of the step-up in inventory value. The principal drivers of the underlying decline, exclusive of the acquisition, of $17.6 million were lower sales volumes in the International business segment and a $7.1 million impact of favorable currency translation.
As part of the inclusion of the Mead C&OP Business financial results with those of the Company, certain information technology costs associated with the manufacturing and distribution operations have been reclassified from advertising, selling, general and administrative expenses (SG&A) to cost of products sold. This was done to enable the financial results of the two businesses to be consistent and to better reflect those costs associated with the cost of products sold. All prior periods have been adjusted to make the results comparable. For the three months ended June 30, 2011 reclassified costs totaled $4.1 million. These historical reclassifications were not material and had no effect on net income.
Gross Profit
Management believes that gross profit and gross profit margin provide enhanced shareholder appreciation of underlying profit drivers. Gross profit increased $22.9 million, or 23%, to $124.3 million as the Mead C&OP Business acquisition contributed $44.5 million, offset by $10.8 million in amortization of the step-up in inventory value. The principal drivers of the underlying decline, exclusive of the acquisition, of $21.6 million were lower sales volumes and a $3.3 million impact of unfavorable currency translation.
Gross profit margin decreased to 28.3% from 30.7% due to the charge for the acquisition step-up in inventory value. The inclusion of the the Mead C&OP Business, which has historically high margins, was offset by adverse sales mix in Computer Products (lower high margin security product sales and royalty income) and the legacy ACCO Brands North American business (low margin private label sales).

Advertising, Selling, General and Administrative Expenses
Advertising, selling, general and administrative expenses (SG&A) include advertising, marketing, selling (including commissions), research and development, customer service, depreciation related to assets outside the manufacturing and distribution processes and all other general and administrative expenses outside the manufacturing and distribution functions (e.g., finance, human resources, information technology, etc.). SG&A increased $23.4 million, or 34%, to $92.9 million. The acquisition of the Mead C&OP Business contributed $16.9 million. The underlying increase, exclusive of the acquisition, of $6.5 million was driven by $13.8 million in transaction and integration costs associated with the acquisition the Mead C&OP Business, mostly offset by savings in the legacy ACCO Brands North America and International businesses and favorable currency translation of $1.4 million.
As a percentage of sales, SG&A increased modestly compared to the prior-year period, 21.2% versus 21.0%.

Restructuring Charges
Employee termination and severance charges are included in restructuring charges, and were primarily related to the Company’s integration plans for the Mead C&OP Business that were initiated in the second quarter of 2012. These amounted to $14.7 million and compare to income of $0.3 million in the prior-year quarter due to the release of reserves related to prior projects that were no longer required.
Operating Income
Operating income decreased $19.0 million, or 62%, to $11.6 million and as a percentage of sales operating income declined to 2.6% from 9.3%. The acquisition of the Mead C&OP Business increased operating income by $22.2 million. The underlying decline, exclusive of the acquisition, of $41.2 million was driven by $14.7 million in restructuring costs, $13.8 million in transaction and integration costs associated with the acquisition of the Mead C&OP Business and lower sales volume in legacy ACCO Brands businesses.
Interest Expense and Other Expense, Net
Interest expense was $32.8 million compared to $19.5 million in the prior-year quarter. There was an increase of $15.8 million due to Mead C&OP Business-related expenses for the committed financing for the Merger. The underlying decrease was due to the Company's refinancing completed in the second quarter of 2012 which substantially lowered the effective interest rate. With the additional borrowings associated with the Mead C&OP Business acquisition, ongoing interest payments will be similar to those prior to the acquisition.
Other expense, net was $61.3 million compared to $0.0 million in the prior-year quarter due to one-time refinancing costs associated with the Company's debt refinancing in the second quarter of 2012. The Company repurchased or discharged all of its outstanding Senior Secured Notes of $425.1 million, due March 2015, for $464.7 million, including premium and related fees of $39.6 million, and redeemed all of its outstanding Senior Subordinated Notes of $246.3 million, due August 2015, for $252.6 million including, a premium of $6.3 million. The increase was also due to the write-off of debt origination costs of $15.5 million related to the previous debt.
For a further discussion of the Company’s refinancing see Note 4, Long-term Debt and Short-term Borrowings, to our consolidated financial statements contained in Item 1 of this report.
Income Taxes
For the three months ended June 30, 2012, the Company recorded an income tax benefit from continuing operations of $175.5 million on a loss before taxes of $81.3 million. This compares to an income tax expense from continuing operations of $6.0 million on income before taxes of $12.3 million in the prior-year quarter. The current-year amount includes the release of valuation allowances for the U.S. of $112.7 million and certain foreign jurisdictions in the amount of $17.7 million. The high effective tax rate for 2011 was due to no tax benefit being provided on losses incurred in the U.S. and certain foreign jurisdictions where valuation reserves are recorded against future tax benefits. For a further discussion of the Company’s income taxes and the release of the valuation allowances see Note 10, Income Taxes, to our consolidated financial statements contained in Item 1 of this report.
Income from Continuing Operations
Income from continuing operations was $94.2 million, or $0.98 per diluted share, compared to income of $6.3 million, or $0.11 per diluted share in the prior-year.
Income from Discontinued Operations

Income from discontinued operations was $0.0 million, or $0.00 per diluted share, compared to income of $37.4 million, or $0.64 per diluted share in the prior-year quarter.
Discontinued operations include the results of the Company’s GBC-Fordigraph business, which was sold during the second quarter of 2011, and the commercial print finishing business, which was sold during 2009. For a further discussion of the Company’s discontinued operations see Note 17, Discontinued Operations, to our consolidated financial statements contained in Item 1 of this report.
The components of discontinued operations for the three months ended June 30, 2012 and 2011 are as follows:

(in millions of dollars)	2012	2011
Income from operations before income taxes	$—	$1.0
Gain (loss) on sale before income taxes	(0.1)	41.8
Provision (benefit) for income taxes	(0.1)	5.4
Income (loss) from discontinued operations	$—	$37.4
Net Income
Net income was $94.2 million, or $0.98 per diluted share, compared to net income of $43.7 million, or $0.75 per diluted share, in the prior-year quarter.

Segment Discussion

	Three Months Ended June 30, 2012				Amount of Change
	Net Sales	Segment Operating Income (A)	Operating Income Margin	Adjusted Charges (B)	Net Sales	Net Sales	Segment Operating Income	Segment Operating Income	Margin Points

(in millions of dollars)					$	%	$	%
ACCO Brands North America	$279.8	$13.6	4.9%	$24.2	$120.7	76%	$3.9	40%	(120)
ACCO Brands International	113.9	9.0	7.9%	1.7	(8.5)	(7)%	(4.8)	(35)%	(340)
Computer Products	45.0	10.0	22.2%	—	(3.7)	(8)%	(3.1)	(24)%	(470)
Total segment sales	$438.7	$32.6			$108.5		$(4.0)

	Three Months Ended June 30, 2011
	Net Sales	Segment Operating Income (A)	Operating Income Margin	Adjusted Charges (B)

(in millions of dollars)
ACCO Brands North America	$159.1	$9.7	6.1%	$—
ACCO Brands International	122.4	13.8	11.3%	—
Computer Products	48.7	13.1	26.9%	—
Total segment operating income	$330.2	$36.6
(A)     Segment operating income excludes corporate costs; interest expense, net; equity in earnings of joint ventures and other expense, net. See Note 14, Information on Business Segments, to our consolidated financial statements contained in Item 1 of this report for a reconciliation of total segment operating income to income (loss) from continuing operations before income taxes.
(B)    Adjusted charges include restructuring charges for 2012 and non-recurring charges related to the Merger.
ACCO Brands North America
ACCO Brands North America net sales increased $120.7 million, or 76%, to $279.8 million compared to $159.1 million in the prior-year quarter. The acquisition of the Mead C&OP Business accounted for $134.2 million of the increase. The underlying decline, exclusive of the acquisition, of $13.5 million, or 8%, includes an unfavorable currency translation of $1.0 million, or 1%. The comparable sales decline of 8% occurred primarily in the legacy ACCO Brands U.S. business with lower sales in both its direct and indirect businesses. The direct business experienced softness due to non-repeating orders from 2011 and the indirect business had softness, primarily in the wholesale channel, that was only partially offset by new business gains.
ACCO Brands North America operating income increased $3.9 million, or 40%, to $13.6 million, and operating income margin decreased to 4.9% from 6.1% in the prior-year period. The acquisition of the Mead C&OP Business contributed $23.8 million in operating income including other charges consisting of $9.7 million in amortization of the step-up in inventory value and $1.7 million of restructuring charges. The underlying decrease, exclusive of the acquisition, of $19.9 million, primarily was driven by $12.8 million of other charges consisting of $12.4 million of restructuring charges and $0.4 million of integration charges, lower sales and unfavorable product mix (higher sales of low margin private label products). This was partially offset by savings within SG&A.
ACCO Brands International
ACCO Brands International net sales decreased $8.5 million, or 7%, to $113.9 million. The acquisition of the Mead C&OP Business, added $13.5 million, or 11%, and price increases added 1%. The underlying decline, exclusive of the acquisition, of approximately 18% was driven by lower volume in Europe, as result of planned strategic exits and discontinuation of low margin products as well as the weak economic environment in continental Europe. Also contributing to the decline was unfavorable currency translation of $7.5 million, or 6%, and lower pricing and sales in Australia.
ACCO Brands International operating income decreased $4.8 million, or 35%, to $9.0 million, and operating income margin decreased to 7.9% from 11.3% in the prior-year period. The acquisition of the Mead C&OP Business contributed a loss of $1.6 million, as the second quarter is a traditionally a low sales quarter due to the seasonality of the Brazilian operations and also includes $1.1 million in amortization of the step-up in inventory value. The underlying decline, exclusive of the acquisition, of $3.2 million was driven by lower pricing and sales in Australia and $0.6 million in restructuring charges. Actions taken in Europe over the past 18 months drove improved efficiency and effectiveness of that business which more than offset the volume decline in sales allowing for a small operating profit.

Computer Products Group
Computer Products net sales decreased $3.7 million, or 8% to $45.0 million compared to $48.7 million in the prior-year quarter. The decrease primarily reflects unfavorable foreign currency translation which decreased sales by $1.9 million, or 4%, and lower net pricing due to promotions and a channel shift in Europe whereby more sales were in the retail channel. Volume gains from sales of new products for smart phones and tablets (particularly in Europe), have been offset by lower sales of laptop accessories, particularly security products in the U.S.
Operating income decreased $3.1 million, or 24%, to $10.0 million and operating income margin decreased to 22.2% from 26.9%. The decrease in operating income and margin were primarily due to lower net pricing, lower royalties, and unfavorable product mix with lower security product volume as noted above.

Six months ended June 30, 2012 versus six months ended June 30, 2011

The following table presents the Company’s results for the six months ended June 30, 2012 and 2011, respectively.

	Six Months Ended June 30,		Amount of Change
(in millions of dollars)	2012	2011	$	%
Net sales	$727.6	$628.6	$99.0	16%
Cost of products sold	523.5	442.0	81.5	18%
Gross profit	204.1	186.6	17.5	9%
Gross profit margin	28.1%	29.7%		(1.6)	pts
Advertising, selling, general and administrative expenses	161.1	139.8	21.3	15%
Amortization of intangibles	6.6	3.3	3.3	100%
Restructuring charges (income)	20.8	(0.4)	21.2	NM
Operating income	15.6	43.9	(28.3)	(64)%
Operating income margin	2.1%	7.0%		(4.9)	pts
Interest expense, net	51.9	38.7	13.2	34%
Equity in earnings of joint ventures	(2.7)	(2.4)	(0.3)	(13)%
Other expense (income), net	61.1	(0.2)	61.3	NM
Income tax expense (benefit)	(171.6)	10.5	(182.1)	NM
Effective tax rate	181.2%	134.6%		46.6	pts
Income (loss) from continuing operations	76.9	(2.7)	79.6	NM
Income (loss) from discontinued operations, net of income taxes	(0.1)	38.3	(38.4)	(100)%
Net income	76.8	35.6	41.2	116%
Net Sales
Net sales increased by $99.0 million, or 16%, to $727.6 million due to the May 1, 2012 acquisition of the Mead C&OP Business, which accounted for $147.7 million, or 23% of the increase. The underlying decline, exclusive of the acquisition, of $48.7 million, or 8%, includes an unfavorable currency translation of $12.3 million, or 2%. The remaining sales decline of 6% occurred primarily in the International and North America business segments.
Cost of Products Sold
Cost of products sold includes all manufacturing, product sourcing and distribution costs, including depreciation related to assets used in the manufacturing, procurement and distribution process, allocation of certain information technology costs supporting those processes, inbound and outbound freight, shipping and handling costs, purchasing costs associated with materials and packaging used in the production processes. Cost of products sold increased $81.5 million, or 18%, to $523.5 million. The acquisition of the Mead C&OP Business contributed $103.2 million which includes $10.8 million in amortization of the step-up in inventory value. The principal drivers of the underlying decline, exclusive of the acquisition, of $21.7 million were lower sales volumes and an $8.5 million impact of favorable currency translation.
As part of the inclusion of the Mead C&OP Business financial results with those of the Company, certain information technology costs associated with the manufacturing and distribution operations have been reclassified from advertising, selling, general and administrative expenses (SG&A) to cost of products sold. This was done to enable the financial results of the two businesses to be consistent and to better reflect those costs associated with the cost of products sold. All prior periods have been adjusted to make the results comparable. For the six months ended June 30, 2011 reclassified costs totaled $8.1 million. These historical reclassifications were not material and had no effect on net income.
Gross Profit
Management believes that gross profit and gross profit margin provide enhanced shareholder appreciation of underlying profit drivers. Gross profit increased $17.5 million, or 9%, to $204.1 million. The acquisition of the Mead C&OP Business contributed $44.5 million, which includes a $10.8 million charge for the acquisition step-up in inventory value. The principal drivers of the underlying decline, exclusive of the acquisition, of $27.0 million were lower sales volumes and a $3.7 million impact of unfavorable currency translation. Gross profit margin decreased to 28.1% from 29.7% due to amortization of the step-up in inventory value. The underlying gross profit margin was flat excluding the inventory step-up amortization as the inclusion of the Mead C&OP Business, which has a mix to higher relative margin products, was offset by an adverse sales mix in Computer Products (lower high-margin security product sales and royalty income).
Advertising, selling, general and administrative expenses

Advertising, selling, general and administrative expenses (SG&A) include advertising, marketing, selling (including commissions), research and development, customer service, depreciation related to assets outside the manufacturing and distribution processes and all other general and administrative expenses outside the manufacturing and distribution functions (e.g., finance, human resources, information technology, etc.). SG&A increased $21.3 million, or 15%, to $161.1 million, and as a percentage of sales, SG&A decreased modestly compared to the prior-year period, 22.1% versus 22.2%.
The acquisition of the Mead C&OP Business contributed $16.9 million. The underlying increase, exclusive of the acquisition, of $4.4 million was driven by $15.6 million in transaction and integration costs associated with the acquisition the Mead C&OP Business and was mostly offset by savings in the North America and International business segments, the absence of $4.2 million of business rationalization charges within our European operations incurred during 2011 and favorable currency translation of $1.5 million.

Restructuring Charges
Employee termination and severance charges included in restructuring charges primarily relate to the Company’s integration plans for the Mead C&OP Business initiated in the second quarter of 2012, and were $20.8 million in the current six-month period compared to income of $0.4 million in the prior-year six-month period due to the release of reserves related to prior projects no longer required.
Operating Income
Operating income decreased $28.3 million, or 64%, to $15.6 million and as a percentage of sales operating income declined to 2.1% from 7.0%. The acquisition of the Mead C&OP Business increased operating income by $22.2 million. The underlying decline, exclusive of the acquisition, was driven by $20.8 million in restructuring costs, $15.6 million in transaction and integration costs associated with the acquisition the Mead C&OP Business and lower sales volume in the legacy businesses.
Interest Expense and Other (Income) Expense
Interest expense was $51.9 million compared to $38.7 million in the prior-year six-month period. The increase was due to $17.0 million of merger-related expenses for the committed financing required for the Merger. The underlying decrease was due to the Company's refinancing completed in May 2012 which substantially lowered its interest rates.
Other expense, net was $61.1 million compared to income of $0.2 million in the prior-year six-month period due to the refinancing of the Company's debt in May 2012. The Company repurchased or discharged all of its outstanding Senior Secured Notes of $425.1 million, due March 2015, for $464.7 million including premium and related fees of $39.6 million and redeemed all of its outstanding Senior Subordinated Notes of $246.3 million, due August 2015, for $252.6 million including a premium of $6.3 million. The increase was also due to the write-off of debt origination costs of $15.5 million due to the refinancing of the Company's previous debt.
For a further discussion of the Company’s refinancing see Note 4, Long-term Debt and Short-term Borrowings, to our consolidated financial statements contained in Item 1 of this report.
Income Taxes
For the six months ended June 30, 2012, the Company recorded an income tax benefit from continuing operations of $171.6 million on a loss before taxes of $94.7 million. This compares to an income tax expense from continuing operations of $10.5 million on income before taxes of $7.8 million in the prior-year period. The current year amount includes the release of valuation allowances for the U.S. of $112.7 million and certain foreign jurisdictions in the amount of $17.7 million. The high effective tax rate for 2011 is due to no tax benefit being provided on losses incurred in the U.S. and certain foreign jurisdictions where valuation reserves are recorded against future tax benefits. For a further discussion of the Company’s income taxes and the release of the valuation allowances see Note 10, Income Taxes, to our consolidated financial statements contained in Item 1 of this report.
Income (Loss) from Continuing Operations
Income from continuing operations was $76.9 million, or $1.00 per diluted share, compared to a loss of $2.7 million, or $0.05 per diluted share in the prior-year.
Income (Loss) from Discontinued Operations
Loss from discontinued operations was $0.1 million, or $0.00 per diluted share, compared to income of $38.3 million, or $0.69 per diluted share in the prior-year.
Discontinued operations include the results of the Company’s GBC-Fordigraph business, which was sold during the second quarter of 2011, and the commercial print finishing business, which was sold during 2009. For a further discussion of the Company’s discontinued operations see Note 17, Discontinued Operations, to our consolidated financial statements contained in Item 1 of this report.
The components of discontinued operations for the six months ended June 30, 2012 and 2011 are as follows:

(in millions of dollars)	2012	2011
Income from operations before income taxes	$—	$2.2
Gain (loss) on sale before income taxes	(0.2)	41.8
Provision (benefit) for income taxes	(0.1)	5.7
Income (loss) from discontinued operations	$(0.1)	$38.3
Net Income
Net income was $76.8 million, or $1.00 per diluted share, compared to net income of $35.6 million, or $0.65 per diluted share, in the prior-year.

Segment Discussion

	Six Months Ended June 30, 2012				Amount of Change
	Net Sales	Segment Operating Income (A)	Operating Income Margin	Adjusted Charges (B)	Net Sales	Net Sales	Segment Operating Income	Segment Operating Income	Margin Points

(in millions of dollars)					$	%	$	%
ACCO Brands North America	$416.5	$10.1	2.4%	$27.8	$120.1	41%	$(2.2)	(18)%	(170)
ACCO Brands International	224.5	17.2	7.7%	4.2	(17.7)	(7)%	(3.6)	(17)%	(90)
Computer Products	86.6	17.5	20.2%	—	(3.4)	(4)%	(4.9)	(22)%	(470)
Total segment sales	$727.6	$44.8			$99.0		$(10.7)

	Six Months Ended June 30, 2011
	Net Sales	Segment Operating Income (A)	Operating Income Margin	Adjusted Charges (B)

(in millions of dollars)
ACCO Brands North America	$296.4	$12.3	4.1%	$—
ACCO Brands International	242.2	20.8	8.6%	—
Computer Products	90.0	22.4	24.9%	—
Total segment operating income	$628.6	$55.5
(A)     Segment operating income excludes corporate costs; interest expense, net; equity in earnings of joint ventures and other expense, net. See Note 14, Information on Business Segments, to our consolidated financial statements contained in Item 1 of this report for a reconciliation of total segment operating income to income (loss) from continuing operations before income taxes.
(B)    Adjusted charges include restructuring charges for 2012 and non-recurring charges related to the Merger.
ACCO Brands North America
ACCO Brands North America net sales increased $120.1 million, or 41%, to $416.5 million, compared to $296.4 million in the prior-year six-month period. The acquisition of the Mead C&OP Business, accounted for $134.2 million of the increase. The underlying decline, exclusive of the acquisition, of $14.1 million, or 5%, includes an unfavorable currency translation of $1.3 million. The comparable sales decline of 4% occurred in the legacy ACCO Brands U.S. and Canadian businesses due to weaker demand in the U.S. and inventory reductions by a large customer in Canada in the first quarter of 2012.
ACCO Brands North Americas operating income decreased $2.2 million, or 18%, to $10.1 million, and operating income margin decreased to 2.4% from 4.1% in the prior-year period. The acquisition of the Mead C&OP Business contributed $23.8 million including other charges consisting of $9.7 million in amortization of the step-up in inventory value and $1.7 million of restructuring charges. The underlying decrease, exclusive of the acquisition, of $26.0 million was driven by $16.4 million of other charges, consisting of $16.0 million of restructuring charges and $0.4 million of integration charges, lower sales and unfavorable product mix (higher sales of low margin private label products). This was partially offset by savings within SG&A.
ACCO Brands International
ACCO Brands International net sales decreased $17.7 million, or 7%, to $224.5 million. The acquisition of the Mead C&OP Business contributed $13.5 million, or 6%. The underlying decline, exclusive of the acquisition, was due to lower volume, which declined 11%, primarily in Europe, as the result of planned strategic exits and discontinuation of low margin products, along with the weak economic environment. Also contributing to the decline was unfavorable currency translation of $8.5 million, or 4%. Partially offsetting the decline were price increases of approximately 2%.
ACCO Brands International operating income decreased $3.6 million, or 17%, to $17.2 million, and operating income margin decreased to 7.7% from 8.6% in the prior-year period. The acquisition of the Mead C&OP Business contributed a loss of $1.6 million, as the second quarter is a traditionally a low sales quarter due to the seasonality of the Brazilian operations. The results also include $1.1 million in amortization of the step-up in inventory value. The underlying decrease, exclusive of the acquisition, of $2.0 million in operating income was primarily driven by other charges, consisting of $3.1 million in restructuring charges (primarily incurred in the first quarter of 2012). These charges were partially offset by improved operating results driven by changes to the European operating model despite volume declines in European sales.

Computer Products Group
Computer Products net sales decreased $3.4 million, or 4% to $86.6 million compared to $90.0 million in the prior-year period. The decrease primarily reflects unfavorable foreign currency translation which decreased sales by $2.5 million, or 3%, and lower net pricing due to promotions and a shift in sales in Europe to the retail channel. Volume increased 2% due to gains from the sales of new products for smart phones and tablets, which was partially offset by lower sales of laptop accessories, particularly security products in the U.S.
Operating income decreased $4.9 million, or 22%, to $17.5 million, and operating margin decreased to 20.2% from 24.9%. The decrease was primarily due to unfavorable product mix, with lower security product volume as noted above and lower net pricing.

Liquidity and Capital Resources
Our primary liquidity needs are to service indebtedness, fund capital expenditures and support working capital requirements as of June 30, 2012. Our principal sources of liquidity are cash flows from operating activities, cash and cash equivalents held and borrowings under the Company's revolving credit facilities. As of June 30, 2012, approximately $234 million remained available for borrowing under the Company's $250.0 million revolving credit facilities. We maintain adequate financing arrangements at market rates. Our priority for cash flow over the near term, after internal growth, is to fund the reduction of debt and invest in new products through both organic development and acquisitions.
On May 1, 2012 the Company entered into a refinancing in conjunction with its Merger. The refinancing transactions reduced the Company’s effective interest rates while increasing its borrowing capacity, and extending the maturities of its credit facilities.
The new credit facilities and outstanding notes are as follows:

•	$250 million of US$ Senior Secured Revolving Credit Facilities due April 2017

•	$285 million of US$ Senior Secured Term Loan A due April 2017

•	C$34.5 million in Canadian $ Senior Secured Term Loan A due April 2017

•	$450 million of US$ Senior Secured Term Loan B due April 2019

•	$500 million of US$ Senior Unsecured Notes due April 2020
Interest rates under the senior secured term loans are based on the London Interbank Offered Rate (LIBOR). The range of borrowing costs under the pricing grid is LIBOR plus 3.00% for Term A loans of the debt and LIBOR plus 3.25% with a LIBOR rate floor of 1.00% for Term B loans of the debt. The senior secured credit facilities had a weighted average interest rate of 4.0% as of June 30, 2012 and the senior unsecured notes have an interest rate of 6.75%.
In addition on May 1, 2012 the Company repurchased or discharged all of its outstanding senior secured notes of $425.1 million, due March 2015, for $464.7 million including premium and related fees of $39.6 million. On May 4, 2012 the Company redeemed all of its outstanding senior subordinated notes of $246.3 million, due August 2015, for $252.6 million including a premium of $6.3 million. The Company also terminated its senior secured asset-based revolving credit facility of $175.0 million, which was undrawn as of May 1, 2012.

In conjunction with the Company’s refinancing, the Company paid approximately $37.7 million in additional bank, legal and advisory fees associated with our new credit facilities. These fees were capitalized and will be amortized over the life of the credit facilities and senior unsecured notes.
Six months ended June 30, 2012 versus six months ended June 30, 2011
Cash Flow from Operating Activities

For the six months ended June 30, 2012 cash used by operating activities was $166.3 million compared to $28.9 million in the prior year. The net income for 2012 was $76.8 million and for 2011 was $35.6 million. The current year net income includes non-cash income from the release of income tax valuation allowances of $130.4 million. Other non-cash adjustments to net income on a pre-tax basis in 2012 were a net expense of $55.2 million, compared to a net gain of $17.5 million in 2011 due to the gain on sale of the GBC Fordigraph business.

The 2012 cash flow from operating activities was a use of cash of $166.3 million. This result includes net income and cash flows associated with the Mead C&OP Business since the May 1, 2012 Merger date, as well as cash payments of $13.8 million related to the transaction and $62.9 million related to debt extinguishment and refinancing. The net cash outflow also includes a use from net working capital (accounts receivable, inventories and accounts payable) of $102.8 million, of which $78.7 million is related to increased accounts receivable driven by strong sales of back-to-school products during the later part of the quarter, the seasonality of which was largely driven by the acquired Mead C&OP Business; underlying customer collections are stable and continue to improve. The use of cash for inventory of $28.5 million reflects the usual seasonal build for the back-to-school season. Other significant cash payments in 2012 include interest payments of $45.0 million and contributions to the Company's pension plans of $15.9 million.

For the 2011 period the use of cash by operating activities of $28.9 million includes a use of net working capital (accounts receivable, inventories and accounts payable) of $2.2 million during the six months ended June 30, 2011, primarily due to timing of customer collections and payments to vendors as well as inventory levels which increased due to the timing of customer demand. The first six months of 2011 also included interest payments of $36.3 million and contributions to the Company's pension plans of $11.5 million.
The table below shows our cash flow from accounts receivable, inventories and accounts payable for the six months ended June 30, 2012 and 2011, respectively.

	Six Months Ended
(in millions of dollars)	June 30, 2012	June 30, 2011
Accounts receivable	$(78.7)	$15.7
Inventories	(28.5)	(10.2)
Accounts payable	4.4	(7.7)
Cash flow from net working capital	$(102.8)	$(2.2)
Cash Flow from Investing Activities

Cash used by investing activities was $407.3 million in 2012, and reflects $401.4 million of net cash paid for the Mead C&OP Business. That amount remains subject to working capital adjustments, which are expected to be settled during the third quarter of 2012. For additional information, see Note 3, Acquisitions, to the consolidated financial statements contained in Item 1 of this report for details on the Merger. Cash provided by investing activities in 2011 was $46.9 million and included proceeds from the sale of the Company's GBC Fordigraph business during 2011 of $54.8 million. Gross capital expenditures were $10.3 million and $7.1 million for the six months ended June 30, 2012 and 2011, respectively.

Cash Flow from Financing Activities

Cash provided by financing activities in 2012 was $550.8 million, and includes proceeds from new debt facilities of $1.27 billion, offset by repayments of the Company's existing debt facilities of $681.8 million and debt issuance payments of $37.7 million. For additional information, see Note 4, Long-term Debt and Short-term Borrowings, to the consolidated financial statements contained in Item 1 of this report for details on the refinancing. Cash used for financing activities in 2011 was $10.9 million, representing repayments of long-term debt.

Capitalization
We had approximately 113.1 million common shares outstanding as of June 30, 2012. See Note 18, Common Stock, to our consolidated financial statements contained in Item 1 of this report for details on the effect of the Merger on the Company’s capitalization.
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
The table below sets forth the financial covenant ratio levels under the senior secured credit facilities:

	Maximum Consolidated Leverage Ratio(1)	Minimum - Interest Coverage Ratio(2)
May 1, 2012 to December 31, 2012	4.50:1.00	3.00:1.00
January 1, 2013 to December 31, 2013	4.25:1.00	3.00:1.00
January 1, 2014 to December 31, 2014	4.00:1.00	3.25:1.00
January 1, 2015 to December 31, 2015	3.75:1.00	3.25:1.00
January 1, 2016 to December 31, 2016	3.50:1.00	3.50:1.00
January 1, 2017 to December 31, 2017	3.50:1.00	3.50:1.00
January 1, 2018 to December 31, 2018	3.50:1.00	3.50:1.00
January 1, 2019 and thereafter	3.50:1.00	3.50:1.00

(1)
The leverage ratio is computed by dividing the Company's financial covenant debt by the cumulative four-quarter-trailing EBITDA, which excludes restructuring and other charges up to certain limits as well as other adjustments defined under the senior secured credit facilities.

(2)
The interest coverage ratio for any period is EBITDA for the Company for such period divided by cash interest expense for the Company for such period and other adjustments, all as defined under the senior secured credit facilities.

The senior secured credit facilities contain customary events of default, including payment defaults, breach of representations and warranties, covenant defaults, cross-defaults and cross-accelerations, certain bankruptcy or insolvency events, certain ERISA-related events, changes in control or ownership, and invalidity of any loan document.

The indenture governing the senior unsecured notes does not contain financial performance covenants. However, that indenture does contain covenants that limit, among other things, our ability and the ability of our restricted subsidiaries to:

•	incur additional indebtedness;

•	pay dividends on our capital stock or repurchase our capital stock;

•	enter into or permit to exist contractual limits on the ability of our subsidiaries to pay dividends to ACCO Brands;

•	enter into certain transactions with affiliates;

•	make investments;

•	create liens; and

•	sell certain assets or merge with or into other companies.

Certain of these covenants will be subject to suspension when and if the notes are rated at least “BBB–” by Standard & Poor’s or at least “Baa3” by Moody’s. Each of the covenants is subject to a number of important exceptions and qualifications.
Compliance with Loan Covenants
Based on our borrowing base, as of June 30, 2012, the amount available for borrowings under the Company’s revolving credit facilities was $234.1 million (allowing for $15.9 million of letters of credit outstanding on that date).
As of, and for, the period ended June 30, 2012, the Company was in compliance with all applicable loan covenants.
Adequacy of Liquidity Sources
The Company believes that cash flow from operations, its current cash balance and other sources of liquidity, including borrowings available under our revolving credit facilities will be adequate to support requirements for working capital, capital expenditures and to service indebtedness for the foreseeable future.

Forward-Looking Statements
“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and sections elsewhere in this report contain, and other periodic reports and press releases of the Company may contain, certain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. These forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “will,” “believe,” “expect,” “intend,” “anticipate,” “estimate,” “forecast,” “project,” “plan,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Because actual results may differ from those predicted by such forward-looking statements, you should not place undue reliance on such forward-looking statements when deciding whether to buy, sell or hold the Company’s securities. The Company undertakes no obligation to update these forward-looking statements in the future. Among the factors that could cause our plans, actions and results to differ materially from current expectations are: fluctuations in the cost and availability of raw materials; competition within the markets in which the company operates; the effects of both general and extraordinary economic, political and social conditions, including any volatility and disruption in the capital and credit markets; our continued ability to access the capital and credit markets; the liquidity and solvency of our major customers; the effect of consolidation in the office products industry; the dependence of the company on certain suppliers of manufactured products; the risk that targeted cost savings and synergies from business combinations may not be fully realized or take longer to realize than expected; future goodwill and/or impairment charges; foreign exchange rate fluctuations; the development, introduction and acceptance of new products; the degree to which higher raw material costs, and freight and distribution costs, can be passed on to customers through selling price increases and the effect on sales volumes as a result thereof; increases in health care, pension and other employee welfare costs; the risk that anticipated cost savings, growth opportunities and other financial and operating benefits as a result of our recent acquisition of the Mead C&OP Business may not be realized or may take longer to realize than expected; the risk that benefits from our acquisition of the Mead C&OP Business may be significantly offset by costs incurred in integrating the companies; potential adverse impacts from incurring additional indebtedness in connection with our acquisition of the Mead C&OP Business; and potential difficulties in connection with the process of integrating the Mead C&OP Business with the Company, which potential difficulties include, but are not limited to, coordinating geographically separate organizations, and integrating business cultures, which could prove to be incompatible; difficulties and costs of integrating information technology systems; and potential difficulty in retaining key officers and personnel. These and other risks are more fully described under "PART I , Item 1A. Risk Factors” in the Company's Annual Report on Form 10-K for the year ended December 31, 2011, and "PART II , Item 1A. Risk Factors” in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 and in other reports the Company files with the SEC.

ITEM 3.	QUANTITIATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Exchange Risk Management
As discussed in Item 7A of the Company's Annual Report on Form 10K for the year ended December 31, 2011 the Company is exposed to various market risks, including changes in foreign currency exchange rates and interest rate changes. With the Merger a substantial portion of the business is in Canada and Brazil. For 2011, on a pro forma basis (as if we had acquired the Mead C&OP Business on January 1, 2011), approximately 47% of the Company's revenues are in foreign currencies as compared to 53% before the Merger. Overall there has been no material change to the Foreign Exchange Risk Management.
Interest Rate Risk Management
As discussed in Note 4, Long-term Debt and Short-term Borrowings, to our consolidated financial statements contained in Item 1 of this report, our previous debt has been refinanced in conjunction with the Merger with a combination of unsecured notes and senior secured term loans. The unsecured notes have fixed interest rates and, accordingly, are not exposed to market risk resulting from changes in interest rates. However, the fair market value of our long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. In addition, fair market values will also reflect the credit markets' view of credit risk spreads and our risk profile. These interest rate changes may affect the fair market value of the fixed interest rate debt and any repurchases of these notes, but do not impact our earnings or cash flows.
Interest rates under the senior secured term loans are based on the London Interbank Offered Rate (LIBOR). The range of borrowing costs under the pricing grid is LIBOR plus 3.00% for $320 million of the debt and LIBOR plus 3.25% with a LIBOR rate floor of 1.00% for $450 million of the debt.

The following table summarizes information about the Company's major debt components as of June 30, 2012, including the principal cash payments and interest rates.
Debt Obligations

	Stated Maturity Date
(in millions of dollars)	2012(1)	2013	2014	2015	2016	Thereafter	Total	Fair Value
Long term debt:
Fixed rate Unsecured Notes	$—	$—	$—	$—	$—	$500.0	$500.0	$530.0
Average fixed interest rate	6.75%	6.75%	6.75%	6.75%	6.75%	6.75%
Variable rate Senior Secured Term Loans (U.S. dollars)	$—	$25.9	$40.1	$54.4	$104.2	$501.0	$725.6	$725.6
Variable rate Senior Secured Term Loan (Canadian dollars)	$—	$2.5	$4.2	$5.8	$11.6	$8.3	$32.4	$32.4
Average variable interest rate(2)	3.95%	3.96%	3.97%	4.00%	4.05%	4.24%

(1) Required 2012 principal cash payments were made in the second quarter of 2012.
(2) Rates presented are as of June 30, 2012.

ITEM 4.	CONTROLS AND PROCEDURES

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

(b) Changes in Internal Control Over Financial Reporting.
In connection with the acquisition of the MC&OP Business, the Company entered into a Transition Services Agreement ("TSA") with MWV to facilitate the transition of the acquired MC&OP Business to the Company. Under the TSA, MWV will provide, on a fee-for-service basis, specified services for a limited time following completion of the acquisition including, but not limited to: supply chain related activities, purchasing, data management, information technology services, and certain bookkeeping , clerical, administrative and cash management services. The Company has instituted controls related to the information obtained under the TSA in order to provide reasonable assurance as to the reliability of information that is used in financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Other than as described above, there were no changes in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A - Risk Factors in our annual report on Form 10-K for the year ended December 31, 2011 as updated under PART II, ITEM 1A. Risk Factors on Form 10-Q for the quarter ended March 31, 2012. The risk factors described in those reports could materially adversely affect our business, financial condition or future results. The risks described in those reports are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently consider immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.

Exhibit
Number        Description of Exhibit

10.1
Transition Services Agreement, effective as of May 1, 2012, between Monaco SpinCo Inc. and MeadWestvaco Corporation (incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K filed on May 7, 2012 (File No. 001-08454)).

10.2
Tax Matters Agreement, effective as of May 1, 2012, among the Company, MeadWestvaco Corporation and Monaco SpinCo Inc. (incorporated by reference to Exhibit 10.2 of the Registrant's Form 8-K filed on May 7, 2012 (File No. 001-08454)).

10.3
Indenture, dated as of April 30, 2012, among Monaco SpinCo Inc., as issuer, the guarantors named therein, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 10.3 of the Registrant's Form 8-K filed on May 7, 2012 (File No. 001-08454)).

10.4
First Supplemental Indenture, dated as of May 1, 2012, among the Company, Monaco SpinCo Inc., the guarantors named therein and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 10.4 of the Registrant's Form 8-K filed on May 7, 2012 (File No. 001-08454)).

10.5
Second Supplemental Indenture, dated as of May 1, 2012, among the Company, Mead Products LLC, the guarantors named therein and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 10.5 of the Registrant's Form 8-K filed on May 7, 2012 (File No. 001-08454)).

10.6
Registration Rights Agreement, dated as of May 1, 2012, among Monaco SpinCo Inc., the Company, the guarantors named therein, and representatives of the initial purchasers named therein (incorporated by reference to Exhibit 10.6 of the Registrant's Form 8-K filed on May 7, 2012 (File No. 001-08454)).

10.7
First Supplemental Indenture, effective May 1, 2012, among the Company, each of the guarantors named therein and the U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 10.7 of the Registrant's Form 8-K filed on May 7, 2012 (File No. 001-08454)).

10.8
Amendment to the 2008 Amended and Restated ACCO Brands Corporation Supplemental Retirement Plan (incorporated by reference to Exhibit 10.8 of the Registrant's Form 8-K filed on May 7, 2012 (File No. 001-08454)).

31.1        Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2        Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1        Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2        Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows and (v) related notes to those financial statements.+

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
Thomas P. O’Neill, Jr.
Senior Vice President, Finance and Accounting (principal accounting officer)
August 9, 2012

EXHIBIT INDEX
 Exhibit
Number        Description of Exhibit

10.1
Transition Services Agreement, effective as of May 1, 2012, between Monaco SpinCo Inc. and MeadWestvaco Corporation (incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K filed on May 7, 2012 (File No. 001-08454)).

10.2
Tax Matters Agreement, effective as of May 1, 2012, among the Company, MeadWestvaco Corporation and Monaco SpinCo Inc. (incorporated by reference to Exhibit 10.2 of the Registrant's Form 8-K filed on May 7, 2012 (File No. 001-08454)).

10.3
Indenture, dated as of April 30, 2012, among Monaco SpinCo Inc., as issuer, the guarantors named therein, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 10.3 of the Registrant's Form 8-K filed on May 7, 2012 (File No. 001-08454)).

10.4
First Supplemental Indenture, dated as of May 1, 2012, among the Company, Monaco SpinCo Inc., the guarantors named therein and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 10.4 of the Registrant's Form 8-K filed on May 7, 2012 (File No. 001-08454)).

10.5
Second Supplemental Indenture, dated as of May 1, 2012, among the Company, Mead Products LLC, the guarantors named therein and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 10.5 of the Registrant's Form 8-K filed on May 7, 2012 (File No. 001-08454)).

10.6
Registration Rights Agreement, dated as of May 1, 2012, among Monaco SpinCo Inc., the Company, the guarantors named therein, and representatives of the initial purchasers named therein (incorporated by reference to Exhibit 10.6 of the Registrant's Form 8-K filed on May 7, 2012 (File No. 001-08454)).

10.7
First Supplemental Indenture, effective May 1, 2012, among the Company, each of the guarantors named therein and the U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 10.7 of the Registrant's Form 8-K filed on May 7, 2012 (File No. 001-08454)).

10.8
Amendment to the 2008 Amended and Restated ACCO Brands Corporation Supplemental Retirement Plan (incorporated by reference to Exhibit 10.8 of the Registrant's Form 8-K filed on May 7, 2012 (File No. 001-08454)).

31.1        Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2        Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1        Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2        Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows and (v) related notes to those financial statements.+

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