Form 10-Q
period 2012-09-30
ACCO BRANDS CORP
filed 2012-10-31
CIK 712034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2012

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 24, 2012, the registrant had outstanding 113,112,783 shares of Common Stock.

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

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ACCO Brands Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

	September 30, 2012	December 31, 2011
(in millions of dollars)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$125.0	$121.2
Accounts receivable, net	415.5	269.5
Inventories	319.5	197.7
Deferred income taxes	20.6	7.6
Other current assets	39.4	26.9
Total current assets	920.0	622.9
Total property, plant and equipment	582.3	463.3
Less accumulated depreciation	(310.0)	(316.1)
Property, plant and equipment, net	272.3	147.2
Deferred income taxes	37.5	16.7
Goodwill	568.3	135.0
Identifiable intangibles, net	656.7	130.4
Other assets	97.9	64.5
Total assets	$2,552.7	$1,116.7
Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Notes payable to banks	$0.9	$—
Current portion of long-term debt	3.5	0.2
Accounts payable	158.7	127.1
Accrued compensation	27.0	24.2
Accrued customer program liabilities	96.8	66.8
Accrued interest	16.6	20.2
Other current liabilities	65.2	67.6
Total current liabilities	368.7	306.1
Long-term debt	1,205.9	668.8
Deferred income taxes	158.3	85.6
Pension and post-retirement benefit obligations	96.9	106.1
Other non-current liabilities	43.1	12.0
Total liabilities	1,872.9	1,178.6
Stockholders' equity (deficit):
Common stock	1.1	0.6
Treasury stock	(2.1)	(1.7)
Paid-in capital	2,014.4	1,407.4
Accumulated other comprehensive loss	(128.4)	(131.0)
Accumulated deficit	(1,205.2)	(1,337.2)
Total stockholders' equity (deficit)	679.8	(61.9)
Total liabilities and stockholders' equity (deficit)	$2,552.7	$1,116.7
See notes to condensed consolidated financial statements.

ACCO Brands Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions of dollars, except per share data)	2012	2011	2012	2011
Net sales	$501.2	$339.1	$1,228.8	$967.7
Cost of products sold	350.0	235.9	873.5	677.9
Gross profit	151.2	103.2	355.3	289.8
Operating costs and expenses:
Advertising, selling, general and administrative expenses	87.1	66.7	248.2	206.5
Amortization of intangibles	6.9	1.5	13.5	4.8
Restructuring charges (income)	0.8	(0.4)	21.6	(0.8)
Total operating costs and expenses	94.8	67.8	283.3	210.5
Operating income	56.4	35.4	72.0	79.3
Non-operating expense (income):
Interest expense, net	18.1	20.6	70.0	59.3
Equity in earnings of joint ventures	(3.6)	(3.8)	(6.3)	(6.2)
Other expense, net	0.3	3.2	61.4	3.0
Income (loss) from continuing operations before income tax	41.6	15.4	(53.1)	23.2
Income tax (benefit) expense	(13.6)	3.5	(185.2)	14.0
Income from continuing operations	55.2	11.9	132.1	9.2
Income (loss) from discontinued operations, net of income taxes	—	(0.2)	(0.1)	38.1
Net income	$55.2	$11.7	$132.0	$47.3
Per share:
Basic income per share:
Income from continuing operations	$0.49	$0.22	$1.51	$0.17
Income from discontinued operations	$—	$—	$—	$0.69
Basic income per share	$0.49	$0.21	$1.51	$0.86
Diluted income per share:
Income from continuing operations	$0.48	$0.21	$1.47	$0.16
Income from discontinued operations	$—	$—	$—	$0.66
Diluted income per share	$0.48	$0.20	$1.47	$0.82
Weighted average number of shares outstanding:
Basic	113.1	55.2	87.7	55.1
Diluted	115.0	57.5	89.8	57.6
See notes to condensed consolidated financial statements.

ACCO Brands Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions of dollars)	2012	2011	2012	2011
Net income	$55.2	$11.7	$132.0	$47.3
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on derivative financial instruments:
Gains (losses) arising during the period	(2.1)	4.3	(1.0)	(1.2)
Reclassification adjustment for (income) losses included in net income	(0.9)	1.2	(2.3)	6.1
Foreign currency translation:
Foreign currency translation adjustments	40.1	(24.4)	5.1	(5.5)
Less: reclassification adjustment for sale of GBC Fordigraph Pty Ltd included in net income	—	—	—	(6.1)
Pension and other post-retirement plans:
Amortization of actuarial loss and prior service cost included in net income	1.9	1.9	5.9	5.7
Other	(3.7)	1.9	(3.2)	(0.8)
Other comprehensive income (loss), before tax	35.3	(15.1)	4.5	(1.8)
Income tax expense related to items of other comprehensive income (loss)	(0.8)	(1.9)	(1.9)	(2.0)
Comprehensive income (loss)	$89.7	$(5.3)	$134.6	$43.5

See notes to consolidated financial statements.

ACCO Brands Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(in millions of dollars)	2012	2011
Operating activities
Net income	$132.0	$47.3
Amortization of inventory step-up	13.3	—
Loss (gain) on disposal of assets	0.1	(40.8)
Release of tax valuation allowance	(130.9)	—
Depreciation	24.6	20.4
Amortization of debt issuance costs and bond discount	5.2	6.7
Amortization of intangibles	13.5	4.9
Stock-based compensation	5.5	3.8
Loss on debt extinguishment	15.5	2.9
Changes in balance sheet items:
Accounts receivable	(66.0)	17.7
Inventories	(0.1)	(13.5)
Other assets	(1.9)	(4.5)
Accounts payable	(16.9)	(4.5)
Accrued expenses and other liabilities	0.5	(58.5)
Income taxes	(79.7)	(2.6)
Equity in earnings of joint ventures, net of dividends received	5.0	(1.2)
Net cash used by operating activities	(80.3)	(21.9)
Investing activities
Additions to property, plant and equipment	(18.0)	(10.6)
Assets acquired	—	(1.4)
Proceeds from the sale of discontinued operations	2.1	54.6
Proceeds from the disposition of assets	3.0	0.3
Cost of acquisition, net of cash acquired	(401.4)	—
Other	—	0.6
Net cash (used) provided by investing activities	(414.3)	43.5
Financing activities
Proceeds from long-term debt	1,270.0	—
Repayments of long-term debt	(733.9)	(62.8)
Borrowings of short-term debt, net	0.9	—
Payments for debt issuance costs	(37.9)	—
Net payments for exercise of stock options	(0.4)	(0.2)
Net cash provided (used) by financing activities	498.7	(63.0)
Effect of foreign exchange rate changes on cash	(0.3)	(0.5)
Net increase (decrease) in cash and cash equivalents	3.8	(41.9)
Cash and cash equivalents
Beginning of period	121.2	83.2
End of period	$125.0	$41.3

	Nine Months Ended September 30,
(in millions of dollars)	2012	2011
Significant non-cash transactions:
Common stock issued in conjunction with the acquisition of the Mead C&OP Business	$602.3	$—
See notes to condensed consolidated financial statements.

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation
The management of ACCO Brands Corporation (“ACCO Brands” or the “Company”) is responsible for the accuracy and internal consistency of the condensed consolidated financial statements and notes contained in this quarterly report on Form 10-Q.
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
The condensed consolidated balance sheet as of September 30, 2012, the related condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2012 and 2011 and cash flows for the nine months ended September 30, 2012 and 2011 are unaudited. The December 31, 2011 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required annually by accounting principles generally accepted in the U.S. In the opinion of management, all adjustments consisting of only normal recurring adjustments necessary for a fair presentation of the financial statements have been included. Interim results may not be indicative of results for a full year.
On May 1, 2012, the Company completed the merger of the Mead Consumer and Office Products Business (“Mead C&OP Business”) with a wholly-owned subsidiary of the Company (the "Merger"). Accordingly, the results of the Mead C&OP Business are included in the Company's consolidated financial statements from the date of the Merger, May 1, 2012.
As part of the inclusion of the Mead C&OP Business financial results with those of the Company, certain information technology costs associated with the manufacturing, procurement and distribution operations have been reclassified from advertising, selling, general and administrative expenses (SG&A) to cost of products sold. This reclassification was done to enable the financial results of the two businesses to be consistent and to better reflect those costs associated with the cost of products sold. All prior periods have been reclassified to make the results comparable. For the three and nine months ended September 30, 2011 reclassified costs totaled $3.9 million and $12.0 million, respectively. For the year ended December 31, 2011 reclassified costs totaled $15.5 million. These historical reclassifications were not material and have had no effect on net income.
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

2. Recent Accounting Pronouncements
The FASB recently issued Accounting Standards Update (ASU) No. 2012-04, Technical Corrections and Improvements. The amendments in this Update affect a wide range of topics, but are generally considered nonsubstantive in nature. It is effective for fiscal periods beginning after December 15, 2012. The Company will adopt the standard, and it is expected to have no effect on the consolidated financial statements or results of operations.

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
The preliminary purchase price, net of working capital adjustments and cash acquired, was $999.6 million. The consideration given included 57.1 million shares of ACCO Brands common stock, which were issued to MWV shareholders with a fair value of $602.3 million and a $460.0 million dividend paid to MWV. The preliminary calculation of consideration given for the Mead C&OP Business is described in the following table.

(in millions, except per share price)	At May 1, 2012
Calculated consideration for the Mead C&OP Business:
Outstanding shares of ACCO Brands common stock (1)	56.0
Multiplier needed to calculate shares to be issued (2)	1.0202020202
Number of shares issued to MWV shareholders	57.1
Closing price per share of ACCO Brands common stock (3)	$10.55
Value of common shares issued	$602.3
Plus:
Dividend paid to MWV	460.0
Less:
Working capital adjustment (preliminary) (4)	(30.7)
Consideration for the Mead C&OP Business	$1,031.6

(1) Represents the number of shares of the Company's common stock as of May 1, 2012.
(2) Represents MWV shareholders' negotiated ownership percentage in ACCO Brands of 50.5% divided by the 49.5% that was owned by ACCO Brands shareholders upon completion of the Merger.
(3) Represents the closing price per share of the Company's stock as of April 30, 2012.
(4) Represents the difference between the target net working capital and the preliminary closing net working capital as of April 30, 2012. The amount is preliminary and is expected to be finalized during the fourth quarter of 2012.

The following table presents the preliminary allocation of the purchase price to the fair values of the assets acquired and liabilities assumed at the date of acquisition.

(in millions of dollars)	At May 1, 2012
Calculation of Goodwill:
Consideration given for the Mead C&OP Business	$1,031.6
Cash acquired	(32.0)
Net purchase price	$999.6
Plus fair value of liabilities assumed:
Accounts payable and accrued liabilities	104.3
Current and non-current deferred tax liabilities	218.2
Other non-current liabilities	29.1
Fair value of liabilities assumed	$351.6

Less fair value of assets acquired:
Accounts receivable	73.3
Inventory	131.3
Property, plant and equipment	136.8
Identifiable intangibles	545.8
Other assets	26.1
Fair value of assets acquired	$913.3

Goodwill	$437.9

We are continuing our review of our fair value estimate of assets acquired and liabilities assumed during the measurement period, which will conclude as soon as we receive the information we are seeking about facts and circumstances that existed as of the acquisition date, or learn that more information is not available. This measurement period will not exceed one year from the acquisition date. The excess of the purchase price over the fair value of net assets acquired has been allocated to goodwill in the amount of $437.9 million. The final determination of the purchase price, fair values and resulting goodwill may differ significantly from what is reflected in these condensed consolidated financial statements.

Our fair value estimate of assets acquired and liabilities assumed is pending completion of several elements, including the finalization of an independent appraisal and valuations of the fair value of the assets acquired and liabilities assumed and final review by our management. The primary areas that are not yet finalized relate to the fair value of property and equipment, contingent liabilities and income and non-income related taxes. Accordingly, there could be material adjustments to our consolidated financial statements, including changes in our depreciation related to the valuation of property and equipment acquired and their respective useful lives, among other adjustments.
Acquisition-related costs of $14.4 million that were incurred during the nine months ended September 30, 2012, and $5.6 million that were expensed during 2011, were classified as Selling, General and Administrative expenses.
Had the acquisition occurred on January 1, 2011, unaudited pro forma consolidated results for the three and nine month periods ending September 30, 2012 and 2011 would have been as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions of dollar, except per share data)	2012	2011	2012	2011
Net sales	$501.2	$567.1	$1,365.3	$1,495.2
Income from continuing operations	57.8	41.1	75.8	77.8
Income from continuing operations per common share (diluted)	$0.50	$0.36	$0.66	$0.69

The pro forma amounts above are not necessarily indicative of the results that would have occurred if the acquisition had been completed on January 1, 2011. The pro forma amounts are based on the historical results of operations, and are adjusted for depreciation and amortization of finite-lived intangibles and property, plant and equipment, and other charges related to acquisition accounting. The pro forma results of operations for the nine months ended September 30, 2011 have also been adjusted to include certain transaction and financing related costs in the first year of combined reporting. These 2011 adjustments include: amortization of the purchase accounting step-up in inventory cost of $13.4 million, transaction costs related to the Merger of $20.0 million and expenses of $88.6 million related to the Company's refinancing completed on May 1, 2012. Also included is $101.9 million for the release of the U.S. tax valuation allowance as if the Company began providing a tax benefit on U.S. losses beginning January 1, 2011.

4. Long-term Debt and Short-term Borrowings
Notes payable and long-term debt, listed in order of their security interests, consisted of the following at September 30, 2012 and December 31, 2011:

(in millions of dollars)	September 30, 2012	December 31, 2011
U.S. Dollar Senior Secured Term Loan B, due April 2019 (floating interest rate of 4.25% at September 30, 2012)	$447.8	$—
U.S. Dollar Senior Secured Term Loan A, due April 2017 (floating interest rate of 3.42% at September 30, 2012)	231.6	—
Canadian Dollar Senior Secured Term Loan A, due April 2017 (floating interest rate of 4.26% at September 30, 2012)	28.6	—
Senior Unsecured Notes, due April 2020 (fixed interest rate of 6.75%)	500.0	—
Senior Secured Notes, due March 2015, net of discount (fixed interest rate of 10.625%)	—	420.9	(1)
U.S. Dollar Senior Subordinated Notes, due August 2015 (fixed interest rate of 7.625%)	—	246.3
Other borrowings	2.3	1.8
Total debt	1,210.3	669.0
Less: current portion	(4.4)	(0.2)
Total long-term debt	$1,205.9	$668.8

(1)	Net of unamortized original issue discount of $4.2 million as of December 31, 2011.
As of September 30, 2012, there are no borrowings under the $250 million senior secured revolving credit facility. The amount available for borrowings was $238.3 million (allowing for $11.7 million of letters of credit outstanding on that date).
During the third quarter of 2012, the Company voluntarily repaid $46.3 million of its U.S. Dollar Senior Secured Term Loan A and $5.7 million of its Canadian Dollar Senior Secured Term Loan A.
Compliance with Loan Covenants
As of and for the period ended September 30, 2012, the Company was in compliance with all applicable loan covenants.

5. Pension and Other Retiree Benefits
The components of net periodic benefit cost for pension and post-retirement plans for the three and nine months ended September 30, 2012 and 2011 are as follows:

	Three Months Ended September 30,
	Pension Benefits				Post-retirement
	U.S.		International
(in millions of dollars)	2012	2011	2012	2011	2012	2011
Service cost	$0.2	$—	$0.7	$0.5	$0.1	$—
Interest cost	2.4	2.2	3.7	3.7	0.2	0.2
Expected return on plan assets	(2.6)	(2.7)	(4.2)	(4.0)	—	—
Amortization of prior service cost	—	—	—	—	—	—
Amortization of net loss (gain)	1.5	1.0	0.5	1.0	(0.1)	(0.2)
Total net periodic benefit cost	$1.5	$0.5	$0.7	$1.2	$0.2	$—

	Nine Months Ended September 30,
	Pension Benefits				Post-retirement
	U.S.		International
(in millions of dollars)	2012	2011	2012	2011	2012	2011
Service cost	$0.5	$—	$1.8	$1.6	$0.2	$0.1
Interest cost	6.6	6.5	10.6	11.1	0.5	0.5
Expected return on plan assets	(7.8)	(8.1)	(12.0)	(12.0)	—	—
Amortization of prior service cost	—	—	0.1	0.1	—	—
Amortization of net loss (gain)	4.6	3.2	1.6	2.9	(0.4)	(0.5)
Settlement loss	0.7	—	—	—	—	—
Total net periodic benefit cost	$4.6	$1.6	$2.1	$3.7	$0.3	$0.1

The Company expects to contribute approximately $19.5 million to its defined benefit plans in 2012. For the nine months ended September 30, 2012, the Company has contributed $17.5 million to those plans, including $3.3 million for the settlement of the Amended and Restated ACCO Brands Corporation Supplemental Retirement Plan (the "SRP").

During the second quarter of 2012, as a result of the Merger the Company settled the SRP which resulted in a settlement charge of $0.7 million. The SRP provided that the accrued vested benefit of each participant be paid in an actuarial equivalent lump sum upon the occurrence of a change of control (as defined in the SRP).

During the first quarter of 2012, the Company changed its amortization of its net loss included in accumulated other comprehensive income for its U.K. pension plans from the average remaining service period of active employees expected to receive benefits under the plans to the average remaining life expectancy of the inactive participants. This change was the result of decreases in plan participation resulting in substantially all of the participants now being inactive. This change has reduced net periodic benefit cost by approximately $0.8 million and $2.4 million during the three and nine months ended September 30, 2012.

6. Stock-Based Compensation
The following table summarizes the Company’s stock-based compensation expense (including stock options, stock-settled stock appreciation rights ("SSARs"), restricted stock units (“RSUs”) and performance stock units (“PSUs”)) for the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions of dollars)	2012	2011	2012	2011
Stock option expense	$0.5	$0.2	$1.3	$0.4
SSAR expense	—	—	—	0.1
RSU expense	0.9	0.6	3.4	2.4
PSU expense	—	0.2	0.8	0.9
Total	$1.4	$1.0	$5.5	$3.8
There were no stock compensation grants issued in the third quarter of 2012.
The Company generally recognizes compensation expense for its stock-based awards ratably over the vesting period. Stock-based compensation expense for the nine months ended September 30, 2012 and 2011 includes $0.9 million and $0.6 million, respectively, of expense related to RSUs granted to non-employee directors, which became fully vested on the grant date.

The following table summarizes the Company's unrecognized compensation expense and the weighted-average period over which the expense will be recognized as of September 30, 2012.

	September 30, 2012
	Unrecognized	Weighted Average
	Compensation	Years Expense To Be
(in millions of dollars, except weighted average years)	Expense	Recognized Over
Stock options	$4.1	2.3
RSUs	8.1	2.4
PSUs	8.1	1.9

7. Inventories
Inventories are stated at the lower of cost or market value. The components of inventories are as follows:

(in millions of dollars)	September 30, 2012	December 31, 2011
Raw materials	$42.6	$23.9
Work in process	4.8	3.6
Finished goods	272.1	170.2
Total inventories	$319.5	$197.7

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

During the third quarter of 2012 the Company's stock price declined. We believe this decline was principally driven by changes in the expected results in our industry in the near term. If the decline continues, is sustained and reduces the fair value of any of our reporting units below their carrying value, we will be required to assess the fair values of the assets and liabilities of the Company and could conclude that goodwill and other long-lived assets are impaired.

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
Changes in the net carrying amount of goodwill by segment were as follows:

(in millions of dollars)	ACCO Brands North America		ACCO Brands International		Computer Products Group	Total

Balance at December 31, 2011	$77.8	(1)	$50.4	(1)	$6.8	$135.0
Acquisition	326.4		111.5		—	437.9
Translation	0.9		(5.5)		—	(4.6)
Balance at September 30, 2012	$405.1		$156.4		$6.8	$568.3

Goodwill	$536.0		$240.6		$6.8	$783.4
Accumulated impairment losses	(130.9)		(84.2)		—	(215.1)
Balance at September 30, 2012	$405.1		$156.4		$6.8	$568.3

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
Identifiable Intangible Assets
The identifiable intangible assets of $545.8 million acquired in the Merger with the Mead C&OP Business include trade names and customer relationships and were recorded at their estimated fair values. The values assigned were based on the estimated future discounted cash flows attributable to the asset. These future cash flows were estimated based on the historical cash flows and then adjusted for anticipated future changes, primarily expected changes in sales volume or price. The Company has assigned an indefinite life to certain trade names, which include the Five Star®, Mead®, Tilibra and Hilroy brands, based on the combined company's intention to use these trade names for an indefinite period of time and the expected sustainability of brands and the product categories and cash flows with which they are associated. Each of the named brands has a long history of high brand recognition in the markets that it serves, has significant market share in the product categories in which it competes and has demonstrated strong historical financial performance.

The customer relationships and certain trade names will be amortized on an accelerated basis. Definite-lived trade names and customer relationships are expected to be amortized over lives ranging from 10 to 15 years from the Merger date of May 1, 2012. The allocations of the acquired identifiable intangibles acquired in the Merger are as follows:

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
The gross carrying value and accumulated amortization by class of identifiable intangible assets as of September 30, 2012 and December 31, 2011 are as follows:

	September 30, 2012					December 31, 2011
(in millions of dollars)	Gross Carrying Amounts		Accumulated Amortization		Net Book Value	Gross Carrying Amounts		Accumulated Amortization		Net Book Value
Indefinite-lived intangible assets:
Trade names	$525.7		$(44.5)	(1)	$481.2	$138.2	(2)	$(44.5)	(1)	$93.7
Amortizable intangible assets:
Trade names	131.0	(2)	(34.0)		97.0	58.0		(27.8)		30.2
Customer and contractual relationships	106.7		(29.2)		77.5	26.1		(21.5)		4.6
Patents/proprietary technology	10.4		(9.4)		1.0	10.4		(8.5)		1.9
Subtotal	248.1		(72.6)		175.5	94.5		(57.8)		36.7
Total identifiable intangibles	$773.8		$(117.1)		$656.7	$232.7		$(102.3)		$130.4

(1)	Accumulated amortization prior to the adoption of authoritative guidance on goodwill and other intangible assets.

(2)	A trade name with a gross carrying value of $21.4 million has been reclassified to amortizable intangible assets effective in the second quarter of 2012.
The Company’s intangible amortization expense was $6.9 million and $1.5 million for the three months ended September 30,

2012 and 2011, respectively and $13.5 million and $4.8 million for the nine months ended September 30, 2012 and 2011.
As of September 30, 2012, estimated amortization expense for amortizable intangible assets owned as of September 30, 2012 for the current year and the next five years are as follows:

(in millions of dollars)	2012	2013	2014	2015	2016	2017
Estimated amortization expense	$20.1	$25.2	$22.6	$20.2	$17.8	$14.5
Actual amounts of amortization expense may differ from estimated amounts due to changes in foreign currency exchange rates, additional intangible asset acquisitions, impairment of intangible assets, accelerated amortization of intangible assets and other events.

9. Restructuring

During the second and third quarters of 2012, the Company initiated cost savings plans related to the consolidation and integration of the recently acquired Mead C&OP Business. The most significant of these plans relates to the Company's dated goods business and includes the closure of the Company’s manufacturing and distribution facility in East Texas, Pennsylvania during 2013 and relocation of its activities to other facilities within the Company. The Company expects to break even with respect to this cost savings plan on a cumulative total cash flow basis by the end of 2014. During the first quarter of 2012, the Company also committed to new cost savings plans intended to improve the efficiency and effectiveness of its U.S. and European businesses. These actions were independent of, and not a part of, any plan of integration related to the Company’s acquisition of the Mead C&OP Business.

The Company recorded $0.8 million and $21.6 million of restructuring charges for the three and nine months ended September 30, 2012.
A summary of the activity in the restructuring accounts for the nine months ended September 30, 2012 is as follows:

(in millions of dollars)	Balance at December 31, 2011	Provision/ (Income)	Cash Expenditures	Non-cash Items/ Currency Change	Balance at September 30, 2012
Employee termination costs	$0.3	$21.3	$(7.2)	$0.1	$14.5
Termination of lease agreements	0.7	(0.1)	(0.4)	0.1	0.3
Other	—	0.1	(0.1)	—	—
Asset impairments/net loss on disposal of assets resulting from restructuring activities	0.2	0.3	(0.2)	(0.2)	0.1
Total restructuring liability	$1.2	$21.6	$(7.9)	$—	$14.9
Management expects the $14.5 million of employee termination costs to be substantially paid within the next 18 months. Cash payments associated with lease termination costs of $0.3 million will continue until the lease terminates in 2013.
Gain on Sale
Not included in the restructuring table above is a $0.1 million net gain on the sale of a manufacturing facility and certain assets in the U.K. The sale, which occurred during the second quarter of 2012, generated net cash proceeds of $2.7 million. The gain on sale has been recognized in the Company's income statement in selling, general and administrative expenses.

10. Income Taxes
For the three months ended September 30, 2012, the Company recorded an income tax benefit from continuing operations of $13.6 million on income before taxes of $41.6 million. The current year amount includes the tax benefit of foreign income taxed at a lower tax rate than was anticipated at the end of the second quarter and the release of certain valuation allowances, as further discussed below. For the prior year period, the Company reported income tax expense from continuing operations of $3.5 million on income before taxes of $15.4 million. The low effective tax rate of 22.7% for 2011 was primarily due to the release of $2.8 million of U.K. tax valuation reserves and a $4.4 million benefit of income in jurisdictions with a lower tax rate than the U.S.

The Company continually reviews the need for establishing or releasing valuation allowances on its deferred tax attributes. Due to the acquisition of the Mead C&OP Business in the second quarter of 2012, the Company analyzed its need for maintaining valuation reserves against the expected U.S. future tax benefits. Based on that analysis, the Company determined that as of June 30, 2012, there existed sufficient evidence in the form of future taxable income from the combined operations to release $112.7 million of the valuation allowance that had been previously recorded against the U.S. deferred income tax assets. The resulting deferred tax assets are comprised principally of net operating loss carry-forwards which are expected to be fully realized within the expiration period and other temporary differences. Also, as part of this ongoing review, valuation allowances were released during the second quarter of 2012 in certain foreign jurisdictions in the amount of $17.7 million, and in the third quarter of 2012 an additional $0.5 million, for a total release of valuation allowances year-to-date in foreign jurisdictions of $18.2 million due to the sustained profitability of these businesses.

For the nine months ended September 30, 2012, the Company recorded an income tax benefit from continuing operations of $185.2 million on a loss before taxes of $53.1 million. This compares to income tax expense from continuing operations of $14.0 million on income before taxes of $23.2 million in the nine months ended September 30, 2011. The tax benefit for 2012 is primarily due to the release of certain valuation allowances and the tax benefit of foreign income taxed at a lower effective tax rate than was anticipated at the end of the second quarter. The high effective tax rate of 60.3% for 2011 was due to no tax benefits being provided on losses incurred in the U.S. and certain foreign jurisdictions where valuation reserves were recorded against future tax benefits. This was partially offset by a $2.8 million benefit for the release of U.K. tax valuation reserves and $9.4 million benefit of income in jurisdictions with a lower tax rate than the U.S.
The reconciliation of income taxes for the three and nine months ended September 30, 2012 and 2011, computed at the U.S. federal statutory income tax rate, compared to the Company’s effective income tax rate for continuing operations, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions of dollars)	2012	2011	2012	2011
Income tax (benefit) expense computed at U.S. statutory income tax rate (35%)	$14.5	$5.4	$(18.6)	$8.1
Increase (decrease) of valuation allowances	(0.9)	2.2	(132.2)	14.4
Foreign income taxed at a lower effective rate	(26.8)	(4.4)	(36.9)	(9.4)
Miscellaneous	(0.4)	0.3	2.5	0.9
Income taxes as reported	$(13.6)	$3.5	$(185.2)	$14.0
Effective tax rate	NM	22.7%	NM	60.3%
The U.S. federal statute of limitations related to income tax returns remains open for the year 2009 and onward. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from 3 to 5 years. Years still open to examination by foreign tax authorities in major jurisdictions include Australia (2008 forward), Brazil (2007 forward), Canada (2006 forward) and the U.K. (2009 forward). The Company is currently under examination in various foreign jurisdictions.

11. Earnings per Share
Total outstanding shares as of September 30, 2012 and 2011 were 113.1 million and 55.2 million, respectively. On May 1, 2012 the Company issued 57.1 million shares of stock related to the Merger with the Mead C&OP Business. The calculation of basic earnings per common share is based on the weighted average number of common shares outstanding in the year, or period, over which they were outstanding. The Company’s calculation of diluted earnings per common share assumes that any common shares outstanding were increased by shares that would be issued upon exercise of those stock units for which the average market price for the period exceeds the exercise price; less, the shares that could have been purchased by the Company with the related proceeds, including compensation expense measured but not yet recognized, net of tax.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2012	2011	2012	2011
Weighted-average number of common shares outstanding — basic	113.1	55.2	87.7	55.1
Stock options	0.1	0.1	0.1	0.1
Stock-settled stock appreciation rights	0.9	1.7	1.0	1.8
Restricted stock units	0.9	0.5	1.0	0.6
Adjusted weighted-average shares and assumed conversions — diluted	115.0	57.5	89.8	57.6

Awards of potentially dilutive shares of common stock of approximately 7.0 million and 4.6 million outstanding as of September 30, 2012 and 2011, respectively, are not included in the computation of dilutive earnings per share as their effect would have been anti-dilutive as such options’ exercise prices were higher than the average market price during the period.

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
Forward currency contracts are used to hedge foreign denominated inventory purchases for Europe, Australia, Canada and Japan and are designated as cash flow hedges. Unrealized gains and losses on these contracts for inventory purchases are deferred in other comprehensive income until the contracts are settled and the underlying hedged transactions are recognized, at which time the deferred gains or losses will be reported in the “Cost of products sold” line in the Condensed Consolidated Statements of Operations. As of September 30, 2012 and December 31, 2011, the Company had cash flow designated foreign exchange contracts outstanding with a U.S. dollar equivalent notional value of $97.3 million and $71.9 million, respectively.
Forward currency contracts used to hedge foreign denominated intercompany loans are not designated as hedging instruments. Gains and losses on these derivative instruments are recognized within Other expense, net in the Condensed Consolidated Statements of Operations and are largely offset by the changes in the fair value of the hedged item. As of September 30, 2012 and December 31, 2011, the Company had undesignated foreign exchange contracts outstanding with a U.S. dollar equivalent notional value of $83.6 million and $75.6 million, respectively.
The periods of the forward foreign exchange contracts correspond to the periods of the hedged transactions, and do not extend beyond September 2013.
The following table summarizes the fair value of the Company’s derivative financial instruments as of September 30, 2012 and December 31, 2011, respectively.

	Fair Value of Derivative Instruments
	Derivative Assets			Derivative Liabilities
(in millions of dollars)	Balance Sheet Location	Sep 30, 2012	Dec 31, 2011	Balance Sheet Location	Sep 30, 2012	Dec 31, 2011
Derivatives designated as hedging instruments:
Foreign exchange contracts	Other current assets	$0.6	$3.0	Other current liabilities	$1.7	$0.2
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current assets	0.4	0.8	Other current liabilities	0.5	1.2
Total derivatives		$1.0	$3.8		$2.2	$1.4

The following table summarizes the pre-tax effect of the Company’s derivative financial instruments on the Consolidated Financial Statements for the three and nine months ended September 30, 2012 and 2011, respectively.

	The Effect of Derivative Instruments of Cash Flow Hedging Relationships on the Consolidated Financial Statements
(in millions of dollars)	Amount of Gain (Loss) Recognized in OCI (Effective Portion)		Location of (Gain) Loss Reclassified from OCI to Income	Amount of (Gain) Loss Reclassified from AOCI to to Income (Effective Portion)
	Three Months Ended September 30,			Three Months Ended September 30,
	2012	2011		2012	2011
Cash flow hedges:
Foreign exchange contracts	$(2.1)	$4.3	Cost of products sold	$(0.9)	$1.2

	The Effect of Derivative Instruments of Cash Flow Hedging Relationships on the Consolidated Financial Statements
(in millions of dollars)	Amount of Gain (Loss) Recognized in OCI (Effective Portion)		Location of (Gain) Loss Reclassified from OCI to Income	Amount of (Gain) Loss Reclassified from AOCI to to Income (Effective Portion)
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2012	2011		2012	2011
Cash flow hedges:
Foreign exchange contracts	$(1.0)	$(1.2)	Cost of products sold	$(2.3)	$5.6

	The Effect of Derivatives Not Designated as Hedging Instruments on the Consolidated Statements of Operations
(in millions of dollars)	Location of (Gain) Loss Recognized in Income on Derivatives	Amount of (Gain) Loss Recognized in Income		Amount of (Gain) Loss Recognized in Income
		Three Months Ended September 30,		Nine Months Ended September 30,
		2012	2011	2012	2011
Foreign exchange contracts	Other expense, net	$1.3	$(0.2)	$3.9	$—

13. Fair Value of Financial Instruments

In establishing a fair value, there is a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The basis of the fair value measurement is categorized in three levels, in order of priority, as described below:

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

The Company utilizes the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company has determined that its financial assets and liabilities are Level 2 in the fair value hierarchy. The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2012 and December 31, 2011:

(in millions of dollars)	September 30, 2012	December 31, 2011
Assets:
Forward currency contracts	$1.0	$3.8
Liabilities:
Forward currency contracts	$2.2	$1.4
The Company’s forward currency contracts are included in Other Current Assets or Other Current Liabilities and mature within 12 months. The forward foreign currency exchange contracts are primarily valued based on the foreign currency spot and forward rates quoted by the banks or foreign currency dealers. As such, these derivative instruments are classified within Level 2.
The fair values of cash and cash equivalents, notes payable to banks, accounts receivable and accounts payable approximate carrying amounts due principally to their short maturities. The carrying amount of total debt was $1,210.3 million and $669.0 million and the estimated fair value of total debt was $1,231.8 million and $727.2 million at September 30, 2012 and December 31, 2011, respectively. The fair values are determined from quoted market prices, where available, and from investment bankers using current interest rates considering credit ratings and the remaining terms of maturity.

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
ACCO Brands North America and ACCO Brands International

On May 1, 2012, the Company implemented certain organizational changes in conjunction with the Merger with the Mead C&OP Business. Effective as of the second quarter of 2012, the Company's former ACCO Brands Americas segment became ACCO Brands North America as the Company's pre-acquisition Latin America business was moved into the ACCO Brands International segment. These two segments manufacture, source and sell traditional office products, school supplies, calendaring products and document finishing solutions. ACCO Brands North America comprises the U.S. and Canada, and ACCO Brands International comprises the rest of the world, principally Europe, Australia, Latin America, and Asia-Pacific.
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

Our office, school and calendaring product lines use name brands such as: AT-A-GLANCE®, Day-Timer®, Five Star®, GBC®, Hilroy®, Marbig, Mead®, NOBO, Quartet®, Rexel, Swingline®, Tilibra®, Wilson Jones® and many others. Products and brands are not confined to one channel or product category and are sold based on end-user preference. We manufacture approximately 45% of our products, and specify and source approximately 55% of our products, mainly from Asia. The majority of our office products, such as stapling, binding and laminating equipment and related consumable supplies, shredders and whiteboards, are used by businesses. Most of these end-users purchase their products from our customers, which include commercial contract stationers, office superstores, wholesalers, resellers, mail order and internet catalogs, mass merchandisers, club stores and dealers. We also supply some of our products directly to large commercial and industrial end-users. Historically, we have targeted the premium end of the product categories in which we compete. However, we also supply private label products for our customers and provide machine maintenance and repair services sold under the GBC brand. Our school products include notebooks, folders, decorative calendars, and stationery products. We distribute our school products primarily through traditional and online retail mass market, grocery, drug and office superstore channels. We also supply private label products within the school products sector. Our calendaring products are sold throughout all channels where we sell office or school products, and we also sell calendaring products direct to consumers.

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
Computer Products Group
The Computer Products Group designs, distributes, markets and sells accessories for laptop and desktop computers and smartphones and tablets. These accessories primarily include security products, power adapters, input devices such as mice and keyboards, laptop computer carrying cases, hubs and docking stations, ergonomic devices and technology accessories for smartphones and tablets. The Computer Products Group sells mostly under the Kensington®, Microsaver® and ClickSafe® brand names, with the majority of its revenue coming from the U.S. and Western Europe.
All of our computer products are manufactured to our specifications by third-party suppliers, principally in Asia, and are stored and distributed from our regional facilities. Our computer products are sold primarily to consumer electronics retailers, information technology value-added resellers, original equipment manufacturers and office products retailers.
Net sales by business segment are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions of dollars)	2012	2011	2012	2011
ACCO Brands North America	$321.4	$166.6	$737.9	$463.0
ACCO Brands International	139.4	126.3	363.9	368.5
Computer Products Group	40.4	46.2	127.0	136.2
Net sales	$501.2	$339.1	$1,228.8	$967.7

Operating income by business segment is as follows (a):

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions of dollars)	2012	2011	2012	2011
ACCO Brands North America	$40.0	$13.5	$50.1	$25.8
ACCO Brands International	14.7	17.6	31.9	38.4
Computer Products Group	7.7	11.1	25.2	33.5
Segment operating income	62.4	42.2	107.2	97.7
Corporate	(6.0)	(6.8)	(35.2)	(18.4)
Operating income	56.4	35.4	72.0	79.3
Interest expense, net	18.1	20.6	70.0	59.3
Equity in earnings of joint ventures	(3.6)	(3.8)	(6.3)	(6.2)
Other expense, net	0.3	3.2	61.4	3.0
Income (loss) from continuing operations before income tax	$41.6	$15.4	$(53.1)	$23.2

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions of dollars)	2012	2011	2012	2011
Net sales	$41.4	$43.7	$116.7	$120.3
Gross profit	26.8	26.3	69.2	68.9
Operating income	9.6	9.7	17.5	17.4
Net income	7.2	7.1	12.5	12.2

(in millions of dollars)	September 30, 2012	December 31, 2011
Current assets	$75.1	$94.3
Non-current assets	37.4	37.1
Current liabilities	32.2	40.0
Non-current liabilities	14.1	16.7

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

17. Discontinued Operations
In June of 2011, and with effect from May 31, 2011, the Company sold its GBC-Fordigraph business to The Neopost Group. The Australia-based business was formerly part of the ACCO Brands International segment and is included in the financial statements as discontinued operations. The GBC-Fordigraph business represented $45.9 million in annual net sales for the year ended December 31, 2010. The Company received final proceeds of $52.9 million during 2011, inclusive of working capital adjustments and selling costs. In connection with this transaction, predominantly in the second quarter of 2011, the Company recorded a gain on sale of $41.8 million ($36.8 million after-tax). During the nine months ended September 30, 2012 the Company recorded expenses of $0.1 million related to the disposition of the GBC-Fordigraph business.
Also included in discontinued operations are residual costs of the Company’s commercial print finishing business, which was sold during the second quarter of 2009. During nine months ended September 30, 2012 the Company recorded expenses of $0.1 million related to litigation costs associated with the wind-down of the discontinued operations. For the nine months ended September 30, 2011 the Company recorded expenses of $0.3 million.
The operating results and financial position of discontinued operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2012	2011	2012	2011
Operating Results:
Net sales	$—	$—	$—	$19.9

Income from operations before income taxes	—	0.1	—	2.3
Gain (loss) on sale before income taxes	—	(0.2)	(0.2)	41.6
Provision (benefit) for income taxes	—	0.1	(0.1)	5.8
Income (loss) from discontinued operations	$—	$(0.2)	$(0.1)	$38.1
Per share:
Basic income from discontinued operations	$—	$—	$—	$0.69
Diluted income from discontinued operations	$—	$—	$—	$0.66

Liabilities of $1.1 million related to discontinued operations which consist of litigation accruals are included in other current liabilities.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

Our office, school and calendaring product lines use name brands such as AT-A-GLANCE®, Day-Timer®, Five Star®, GBC®, Hilroy®, Marbig, Mead®, NOBO, Quartet®, Rexel, Swingline®, Tilibra®, Wilson Jones® and many others. Products and brands are not confined to one channel or product category and are sold based on end-user preference. We currently manufacture approximately 45% of our products, and specify and source approximately 55% of our products, mainly from Asia.

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

Our computer products division designs, distributes, markets and sells accessories for laptop and desktop computers, smartphones and tablets. These accessories primarily include security locks, power adapters, input devices such as mice and keyboards, laptop computer carrying cases, hubs and docking stations, ergonomic devices and technology accessories for smartphones and tablets. We sell these products mostly under the Kensington®, Microsaver® and ClickSafe® brand names. All of our computer products are manufactured by third-party suppliers, principally in Asia, and are stored in and distributed from our regional facilities. These computer products are sold primarily to consumer electronics retailers, information technology value-added resellers, original equipment manufacturers and office products retailers.

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
As of September 30, 2012, $26.6 million has been received back from MWV through preliminary working capital adjustments, and $4.1 million of further proposed adjustments expected to be received during the fourth quarter of 2012.
For accounting purposes, the Company is the acquiring enterprise. The Merger was accounted for as a purchase business combination. Accordingly, the results of the Mead C&OP Business are included in the Company's consolidated financial statements from the date of the Merger, May 1, 2012. In connection with this transaction, in the three and nine months ended September 30, 2012, the Company incurred expenses of $2.1 million and $18.4 million, respectively, related to the transaction, including integration costs. In addition $5.6 million of transaction costs related to the Merger were incurred in the second half of 2011.
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
Interest rates under the senior secured term loans are based on the London Interbank Offered Rate (LIBOR). The range of borrowing costs under the pricing grid is LIBOR plus 3.00% for the Term A loans and LIBOR plus 3.25% with a LIBOR rate floor of 1.00% for the Term B loans. The senior secured credit facilities had a weighted average interest rate of 4.0% as of September 30, 2012 and the senior unsecured notes have an interest rate of 6.75%.
In addition, on May 1, 2012, the Company repurchased or discharged all of its outstanding senior secured notes of $425.1 million, due March 2015, for $464.7 million including a premium and related fees of $39.6 million. On May 4, 2012, the Company redeemed all of its outstanding senior subordinated notes of $246.3 million, due August 2015, for $252.6 million including a premium of $6.3 million. The Company also terminated its senior secured asset-based revolving credit facility of $175.0 million, which was undrawn as of May 1, 2012. Associated with these transactions were $15.5 million in write-offs for original issue discount and debt origination costs.
In conjunction with the Company’s refinancing, the Company paid approximately $37.9 million in additional bank, legal and advisory fees associated with its new credit facilities. These fees were capitalized and will be amortized over the life of the credit facilities and senior unsecured notes.
As part of the inclusion of the Mead C&OP Business financial results with those of the Company, certain information technology costs associated with the manufacturing and distribution operations have been reclassified from advertising, selling, general and administrative expenses (SG&A) to cost of products sold. This reclassification was done to enable the financial results of the two businesses to be consistent and to better reflect those costs associated with the cost of products sold. All prior periods have been reclassified to make the results comparable. These historical reclassifications have had no effect on net income.
Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three and nine months ended September 30, 2012 and 2011, should be read in conjunction with the unaudited condensed consolidated financial statements of ACCO Brands Corporation and the accompanying notes contained therein. Unless otherwise noted, the following discussion pertains only to our continuing operations.

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
During 2011, the cost of certain commodities used to make products increased significantly, negatively impacting cost of goods, mainly for products sold in the second half of the year. The Company implemented price increases in the first and third quarters of 2011 to offset these cost increases. As commodity costs continued to rise, in the first quarter of 2012, the Company implemented price increases in a limited number of markets in an effort to further offset increases in commodity costs. The Company continues to monitor commodity costs and work with suppliers and customers to negotiate balanced and fair pricing that best reflects the current economic environment.
During the first quarter of 2012, the Company committed to new cost savings plans intended to improve the efficiency and effectiveness of its businesses. The cost savings activities are principally in the U.S. and the U.K. The Company believes these actions will benefit its efforts to improve profitability and enhance shareholder value. These actions are expected to result in approximately $8 million in annualized cost savings when fully realized, with approximately $5 million expected to be realized in 2012. In connection with these actions, the Company expects to incur pretax charges, principally employee termination and severance costs, of approximately $7 million in 2012, substantially all of which was recorded in the six months ending June 30, 2012. Cash costs related to these charges, net of asset sale proceeds, are expected to be approximately $5 million, which the Company expects to fully recover in savings over the remainder of 2012. During the nine months ended September 30, 2012, the Company received proceeds of $2.7 million related to the sale of a facility in the U.K.
The actions described in the preceding paragraph were independent of and not a part of any plan of integration related to the Company’s acquisition of the Mead C&OP Business.

In the second quarter of 2012, the Company committed to cost savings plans largely related to the consolidation and integration of the Mead C&OP Business and recognized $14 million of expenses associated with these plans. The largest plan, which is expected to result in employee severance charges of approximately $11 million, is related to the Company's dated goods business and involves closing the Company’s facility in East Texas, Pennsylvania during 2013 and relocating its activities. The Company expects to break even in respect of this cost savings plan on a cumulative total cash flow basis by the end of 2014. The East Texas facility is owned by the Company and will be marketed for sale. However, current real estate market conditions make a future sale date uncertain and therefore the foregoing estimates do not reflect potential cash sale proceeds from the sale of the facility. The remaining plans are primarily related to eliminating duplication in the management structures in the U.S. and Canada. Between now and the fourth quarter of 2013, the Company anticipates additional restructuring charges.

During the third quarter of 2012 the Company's stock price declined. We believe this decline was principally driven by changes in the expected results in our industry in the near term. If the decline continues, is sustained and reduces the fair value of any of our reporting units below their carrying value, we will be required to assess the fair values of the assets and liabilities of the Company and could conclude that goodwill and other long-lived assets are impaired.

Three months ended September 30, 2012 versus three months ended September 30, 2011

The following table presents the Company’s results for the three months ended September 30, 2012 and 2011, respectively.

	Three Months Ended September 30,		Amount of Change
(in millions of dollars)	2012	2011	$	%
Net sales	$501.2	$339.1	$162.1	48%
Cost of products sold	350.0	235.9	114.1	48%
Gross profit	151.2	103.2	48.0	47%
Gross profit margin	30.2%	30.4%		(0.2)	pts
Advertising, selling, general and administrative expenses	87.1	66.7	20.4	31%
Amortization of intangibles	6.9	1.5	5.4	NM
Restructuring charges (income)	0.8	(0.4)	1.2	NM
Operating income	56.4	35.4	21.0	59%
Operating income margin	11.3%	10.4%		0.9	pts
Interest expense, net	18.1	20.6	(2.5)	(12)%
Equity in earnings of joint ventures	(3.6)	(3.8)	(0.2)	(5)%
Other expense, net	0.3	3.2	(2.9)	(91)%
Income tax expense (benefit)	(13.6)	3.5	(17.1)	NM
Effective tax rate	NM	22.7%		NM
Income from continuing operations	55.2	11.9	43.3	NM
Loss from discontinued operations, net of income taxes	—	(0.2)	0.2	100%
Net income	55.2	11.7	43.5	NM
Net Sales
Net sales increased by $162.1 million, or 48%, to $501.2 million due to the May 1, 2012 acquisition of the Mead C&OP Business, which accounted for $204.4 million, or 60% of the increase. The underlying decline of $42.3 million, or 12%, includes an unfavorable currency translation of $6.3 million, or 2%. Volume declined 10% and occurred across all three segments, reflecting a soft U.S. and Canadian back-to-school season, reductions in U.S. wholesaler inventories and weaker durable demand, an acceleration of the rate of International segment decline particularly in Europe and Australia and continued weakness in Kensington’s security products.
Cost of Products Sold
Cost of products sold includes all manufacturing, product sourcing and distribution costs, including depreciation related to assets used in the manufacturing, procurement and distribution process, allocation of certain information technology costs supporting those processes, inbound and outbound freight, shipping and handling costs, purchasing costs associated with materials and packaging used in the production processes. Cost of products sold increased $114.1 million, to $350.0 million, or 48%. The acquisition of the Mead C&OP Business contributed $134.1 million, which includes $2.5 million in amortization of the step-up in inventory value. The principal drivers of the underlying decline of $20.0 million were lower sales volume and a $4.5 million impact of favorable currency translation.
As part of the inclusion of the Mead C&OP Business financial results with those of the Company, certain information technology costs associated with the manufacturing and distribution operations have been reclassified from advertising, selling, general and administrative expenses (SG&A) to cost of products sold. This was done to enable the financial results of the two businesses to be consistent and to better reflect those costs associated with the cost of products sold. All prior periods have been adjusted to make the results comparable. For the three months ended September 30, 2011, reclassified costs totaled $3.9 million. These historical reclassifications were not material and had no effect on net income.
Gross Profit
Management believes that gross profit and gross profit margin provide enhanced shareholder understanding of underlying profit drivers. Gross profit increased $48.0 million, or 47%, to $151.2 million as the Mead C&OP Business acquisition contributed

$70.3 million, partially offset by $2.5 million in amortization of the step-up in inventory value. The principal drivers of the underlying decline of $22.3 million were lower sales volumes, adverse customer and product mix and a $1.9 million impact of unfavorable currency translation.
Gross profit margin decreased to 30.2% from 30.4% due to the charge for the acquisition step-up in inventory value. The inclusion of the the Mead C&OP Business, which has historically high margins, was offset by adverse sales mix in the legacy ACCO Brands North American business (shift to low margin private label sales) and Computer Products (lower high margin security product sales and reduced royalty income) and lower pricing in the International segment.
Advertising, Selling, General and Administrative Expenses
Advertising, selling, general and administrative expenses (SG&A) include advertising, marketing, selling (including commissions), research and development, customer service, depreciation related to assets outside the manufacturing and distribution processes and all other general and administrative expenses outside the manufacturing and distribution functions (e.g., finance, human resources, information technology, etc.). SG&A increased $20.4 million, or 31%, to $87.1 million. The acquisition of the Mead C&OP Business contributed $29.8 million. The underlying decrease of $9.4 million was due to a $5.0 million reduction in management incentives and lower go-to-market expenses versus the prior-year quarter and favorable currency translation of $1.3 million, partially offset by $2.1 million in transaction and integration costs associated with the acquisition of the Mead C&OP Business versus $1.5 million in transaction cost in the prior-year quarter.
As a percentage of sales, SG&A decreased compared to the prior-year period, 17.4% versus 19.7%, due to the reduced management incentives and lower go-to-market spending.

Restructuring Charges
Employee termination and severance charges are included in restructuring charges, and were primarily related to the Company’s plans for integration with the Mead C&OP Business. These amounted to $0.8 million compared to income of $0.4 million in the prior-year quarter due to the release of reserves related to prior projects that were no longer required.
Operating Income
Operating income increased $21.0 million, or 59%, to $56.4 million and as a percentage of sales operating income increased to 11.3% from 10.4%. The acquisition of the Mead C&OP Business increased operating income by $35.0 million. The underlying decline of $14.0 million, was driven by lower sales volume in the legacy ACCO Brands businesses and unfavorable product mix, partially offset by expense reductions.
Interest Expense and Other Expense, Net
Interest expense was $18.1 million compared to $20.6 million in the prior-year quarter. The decrease was due to the Company's refinancing completed in the second quarter of 2012, which substantially lowered the effective interest rate, partially offset by $0.4 million in accelerated debt origination amortization costs resulting from debt repayments in the quarter. During the third quarter of 2012, the Company voluntarily repaid $46.3 million of its US Dollar Senior Secured Term Loan A and $5.7 million of its Canadian Dollar Senior Secured Term Loan A. In the prior-year quarter, the Company accelerated $1.2 million in debt origination amortization costs resulting from debt repayments in the third quarter of 2011.

Other expense, net, was $0.3 million compared to $3.2 million in the prior-year quarter. The favorable change in other expense, net was due to the absence of $3.0 million premium paid on the repurchase of $34.9 million of the Company's Senior Secured Notes in the third quarter of 2011.
Income Taxes
For the three months ended September 30, 2012, the Company recorded an income tax benefit from continuing operations of $13.6 million on income before taxes of $41.6 million. This compares to an income tax expense from continuing operations of $3.5 million on income before taxes of $15.4 million in the prior-year quarter. The lower than expected effective tax rate on continuing operations during the third quarter of 2012 is the result of lower effective tax rates on foreign earnings than was anticipated at the end of the second quarter. The low effective tax rate for 2011 was primarily due to the release of $2.8 million of U.K. tax valuation reserves and a $4.4 million benefit of income in jurisdictions with a lower tax rate than the U.S. For a further discussion of the Company’s income taxes and the release of the valuation allowances see Note 10, Income Taxes, to our consolidated financial statements contained in Item 1 of this report.

Income from Continuing Operations
Income from continuing operations was $55.2 million, or $0.48 per diluted share, compared to income of $11.9 million, or $0.21 per diluted share in the prior-year.
Net Income
Net income was $55.2 million, or $0.48 per diluted share, compared to net income of $11.7 million, or $0.20 per diluted share, in the prior-year quarter.

Segment Discussion

	Three Months Ended September 30, 2012				Amount of Change
	Net Sales	Segment Operating Income (A)	Operating Income Margin	Adjusted Charges (B)	Net Sales	Net Sales	Segment Operating Income	Segment Operating Income	Margin Points

(in millions of dollars)					$	%	$	%
ACCO Brands North America	$321.4	$40.0	12.4%	$2.6	$154.8	93%	$26.5	196%	430
ACCO Brands International	139.4	14.7	10.5%	0.9	13.1	10%	(2.9)	(16)%	(340)
Computer Products	40.4	7.7	19.1%	0.3	(5.8)	(13)%	(3.4)	(31)%	(490)
Total segment sales	$501.2	$62.4			$162.1		$20.2

	Three Months Ended September 30, 2011
	Net Sales	Segment Operating Income (A)	Operating Income Margin	Adjusted Charges (B)

(in millions of dollars)
ACCO Brands North America	$166.6	$13.5	8.1%	$—
ACCO Brands International	126.3	17.6	13.9%	—
Computer Products	46.2	11.1	24.0%	—
Total segment operating income	$339.1	$42.2
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
ACCO Brands North America
ACCO Brands North America net sales increased $154.8 million, or 93%, to $321.4 million compared to $166.6 million in the prior-year quarter. The acquisition of the Mead C&OP Business accounted for $165.3 million of the increase. The underlying decline of $10.5 million, includes an unfavorable currency translation of $0.4 million. The comparable sales decline of 6% was largely in the legacy ACCO Brands business and was due to a soft U.S. and Canadian back-to-school season with an adverse sales mix towards commodity back-to-school products and reductions in U.S. wholesaler inventories, particularly for our durable products.
ACCO Brands North America operating income increased $26.5 million, or 196%, to $40.0 million, and operating income margin increased to 12.4% from 8.1% in the prior-year period. The acquisition of the Mead C&OP Business contributed $29.0 million in operating income including other charges consisting of $1.8 million in amortization of the step-up in inventory value. The underlying decrease of $2.5 million, was primarily driven by lower sales and unfavorable product mix (higher sales of low margin commodity back-to-school products) and $0.8 million of other charges consisting of $0.5 million of integration charges and $0.3 million of restructuring charges. This decrease was partially offset by lower SG&A expenses due to reduced go-to-market spending and lower management incentives.
ACCO Brands International
ACCO Brands International net sales increased $13.1 million, or 10%, to $139.4 million. The acquisition of the Mead C&OP

Business, added $39.1 million, or 31%. The underlying decline of approximately 21% was due to lower volume in Europe that was largely the result of planned exits and discontinuation of low margin products. Europe continues to be a weak market. In addition, lower sales in Australia are due to a contraction in consumer demand, which was compounded by a reduction in customer inventory levels and lost share as some customers have moved to a direct import model. Also contributing to the decline was unfavorable currency translation of $4.4 million, or 4%, and pricing decreases of 2%.
ACCO Brands International operating income decreased $2.9 million, or 16%, to $14.7 million, and operating income margin decreased to 10.5% from 13.9% in the prior-year period. The acquisition of the Mead C&OP Business contributed $6.0 million in operating income including other charges consisting of $0.7 million in amortization of the step-up in inventory value. Excluding the effects of the Mead C&OP Business acquisition the underlying decline of $8.9 million was due to lower sales and pricing, and $0.2 million in restructuring charges. This decline was partially offset by lower SG&A expenses due to actions taken in Europe in 2012 that improved the efficiency and effectiveness of that business.

Computer Products Group
Computer Products net sales decreased $5.8 million, or 13%, to $40.4 million compared to $46.2 million in the prior-year quarter. The loss of $1.4 million of royalty income accounted for 3% of the sales decrease. Volume declined 5% due to lower sales of PC accessories, particularly security products due to lower sales of laptops and desktops in the U.S. and Europe. Gains from sales of new products for smartphones and tablets were not able to offset the lower sales of PC accessories in the quarter. Also contributing to the decline was unfavorable foreign currency translation, which decreased sales by $1.5 million, or 3%, and lower net pricing due to promotions.
Operating income decreased $3.4 million, or 31%, to $7.7 million and operating income margin decreased to 19.1% from 24.0%. The decrease in operating income and margin were primarily due to $1.4 million of lower royalties, lower sales volume and lower net pricing.

Nine months ended September 30, 2012 versus nine months ended September 30, 2011

The following table presents the Company’s results for the nine months ended September 30, 2012 and 2011, respectively.

	Nine Months Ended September 30,		Amount of Change
(in millions of dollars)	2012	2011	$	%
Net sales	$1,228.8	$967.7	$261.1	27%
Cost of products sold	873.5	677.9	195.6	29%
Gross profit	355.3	289.8	65.5	23%
Gross profit margin	28.9%	29.9%		(1.0)	pts
Advertising, selling, general and administrative expenses	248.2	206.5	41.7	20%
Amortization of intangibles	13.5	4.8	8.7	181%
Restructuring charges (income)	21.6	(0.8)	22.4	NM
Operating income	72.0	79.3	(7.3)	(9)%
Operating income margin	5.9%	8.2%		(2.3)	pts
Interest expense, net	70.0	59.3	10.7	18%
Equity in earnings of joint ventures	(6.3)	(6.2)	0.1	2%
Other expense, net	61.4	3.0	58.4	NM
Income tax expense (benefit)	(185.2)	14.0	(199.2)	NM
Effective tax rate	NM	60.3%		NM
Income from continuing operations	132.1	9.2	122.9	NM
Income (loss) from discontinued operations, net of income taxes	(0.1)	38.1	(38.2)	NM
Net income	132.0	47.3	84.7	179%

Net Sales
Net sales increased by $261.1 million, or 27%, to $1,228.8 million due to the May 1, 2012 acquisition of the Mead C&OP Business, which accounted for $352.0 million, or 36% of the increase. The underlying decline of $90.9 million, or 9%, includes an unfavorable currency translation of $18.7 million, or 2%. The remaining sales decline occurred primarily in the International and North America business segments.
Cost of Products Sold
Cost of products sold includes all manufacturing, product sourcing and distribution costs, including depreciation related to assets used in the manufacturing, procurement and distribution process, allocation of certain information technology costs supporting those processes, inbound and outbound freight, shipping and handling costs, purchasing costs associated with materials and packaging used in the production processes. Cost of products sold increased $195.6 million, or 29%, to $873.5 million. The acquisition of the Mead C&OP Business contributed $237.2 million, which includes $13.3 million in amortization of the step-up in inventory value. Excluding the impact of the Mead C&OP Business acquisition the principal drivers of the underlying decline of $41.6 million were lower sales volumes and a $13.1 million impact of favorable currency translation.
As part of the inclusion of the Mead C&OP Business financial results with those of the Company, certain information technology costs associated with the manufacturing and distribution operations have been reclassified from advertising, selling, general and administrative expenses (SG&A) to cost of products sold. This reclassification was done to enable the financial results of the two businesses to be consistent and to better reflect those costs associated with the cost of products sold. All prior periods have been reclassified to make the results comparable. For the nine months ended September 30, 2011, reclassified costs totaled $12.0 million. These historical reclassifications were not material and had no effect on net income.
Gross Profit
Management believes that gross profit and gross profit margin provide enhanced shareholder understanding of underlying profit drivers. Gross profit increased $65.5 million, or 23%, to $355.3 million. The acquisition of the Mead C&OP Business contributed $114.8 million, which includes a $13.3 million charge for the acquisition step-up in inventory value. The principal drivers of the underlying decline of $49.3 million were lower sales volumes and a $5.6 million impact of unfavorable currency translation. Gross profit margin decreased to 28.9% from 29.9% entirely due to amortization of the step-up in inventory value. The underlying gross profit margin was flat excluding the inventory step-up amortization as the inclusion of the Mead C&OP Business, which has a mix of relatively higher margin products, was offset by an adverse sales mix in the legacy ACCO Brands businesses.
Advertising, selling, general and administrative expenses
Advertising, selling, general and administrative expenses (SG&A) include advertising, marketing, selling (including commissions), research and development, customer service, depreciation related to assets outside the manufacturing and distribution processes and all other general and administrative expenses outside the manufacturing and distribution functions (e.g., finance, human resources, information technology, etc.). SG&A increased $41.7 million, or 20%, to $248.2 million, and as a percentage of sales, SG&A decreased compared to the prior-year period, 20.2% versus 21.3%. The acquisition of the Mead C&OP Business contributed $46.7 million of the increase. The underlying decrease of $5.0 million was driven by savings in the North America and International business segments, and the absence of $4.5 million of business rationalization charges within our European operations incurred during 2011, $3.7 million in reduced management incentives and favorable currency translation of $2.8 million, partially offset by $18.4 million in transaction and integration costs associated with the acquisition the Mead C&OP Business.

Restructuring Charges
Employee termination and severance charges included in restructuring charges primarily relate to the Company’s plans for integration with the Mead C&OP Business that were initiated in the second quarter of 2012. These charges were $21.6 million in the current nine-month period compared to income of $0.8 million in the prior-year nine-month period due to the release of reserves related to prior projects no longer required.
Operating Income
Operating income decreased $7.3 million, or 9%, to $72.0 million and as a percentage of sales operating income declined to 5.9% from 8.2%. The acquisition of the Mead C&OP Business increased operating income by $57.2 million. The underlying decline of $64.5 million was driven by lower sales volume in the legacy ACCO Brands businesses, $21.6 million in restructuring costs, $18.4 million in transaction and integration costs associated with the acquisition of the Mead C&OP Business, a $13.3 million charge for the acquisition step-up in inventory value and unfavorable currency translation of $2.5 million. Savings in the

North America and International business segments and the absence of $4.5 million of business rationalization charges within our European operations incurred during 2011 partly offset the underlying decline.

Interest Expense and Other Expense, Net
Interest expense was $70.0 million compared to $59.3 million in the prior-year nine-month period. The increase was due to $17.4 million of primarily merger-related expenses for the committed financing required for the Merger. The underlying decrease was due to the Company's refinancing completed in May 2012 which substantially lowered its interest rates.
Other expense, net, was $61.4 million compared to expense of $3.0 million in the prior-year nine-month period due to the refinancing of the Company's debt in May 2012. The Company repurchased or discharged all of its outstanding Senior Secured Notes of $425.1 million, due March 2015, for $464.7 million including a premium and related fees of $39.6 million and redeemed all of its outstanding Senior Subordinated Notes of $246.3 million, due August 2015, for $252.6 million including a premium of $6.3 million. The increase was also due to the write-off of debt origination costs of $15.5 million due to the refinancing of the Company's previous debt. In the prior-year quarter the Company paid $3.0 million in premiums on the repurchase of $34.9 million of the Company's Senior Secured Notes.
Income Taxes
For the nine months ended September 30, 2012, the Company recorded an income tax benefit from continuing operations of $185.2 million on a loss before taxes of $53.1 million. This compares to an income tax expense from continuing operations of $14.0 million on income before taxes of $23.2 million in the prior-year period. The tax benefit for 2012 is primarily due to the release of certain valuation allowances and the tax benefit of foreign income taxed at a lower effective tax rate than was anticipated at the end of the second quarter. The current year amount includes the release of valuation allowances for the U.S. of $112.7 million and certain foreign jurisdictions in the amount of $18.2 million. The high effective tax rate for 2011 of 60.3% is due to no tax benefit being provided on losses incurred in the U.S. and certain foreign jurisdictions where valuation reserves are recorded against future tax benefits. For a further discussion of the Company’s income taxes and the release of the valuation allowances see Note 10, Income Taxes, to our consolidated financial statements contained in Item 1 of this report.
Income from Continuing Operations
Income from continuing operations was $132.1 million, or $1.47 per diluted share, compared to income of $9.2 million, or $0.16 per diluted share in the prior-year.
Income (Loss) from Discontinued Operations
Loss from discontinued operations was $0.1 million, or $0.00 per diluted share, compared to income of $38.1 million, or $0.66 per diluted share in the prior-year.
Discontinued operations include the results of the Company’s GBC-Fordigraph business, which was sold during the second quarter of 2011, and the commercial print finishing business, which was sold during 2009. For a further discussion of the Company’s discontinued operations see Note 17, Discontinued Operations, to our consolidated financial statements contained in Item 1 of this report.
The components of discontinued operations for the nine months ended September 30, 2012 and 2011 are as follows:

(in millions of dollars)	2012	2011
Income from operations before income taxes	$—	$2.3
Gain (loss) on sale before income taxes	(0.2)	41.6
Provision (benefit) for income taxes	(0.1)	5.8
Income (loss) from discontinued operations	$(0.1)	$38.1
Net Income
Net income was $132.0 million, or $1.47 per diluted share, compared to net income of $47.3 million, or $0.82 per diluted share, in the prior-year.

Segment Discussion

	Nine Months Ended September 30, 2012				Amount of Change
	Net Sales	Segment Operating Income (A)	Operating Income Margin	Adjusted Charges (B)	Net Sales	Net Sales	Segment Operating Income	Segment Operating Income	Margin Points

(in millions of dollars)					$	%	$	%
ACCO Brands North America	$737.9	$50.1	6.8%	$31.1	$274.9	59%	$24.3	94%	120
ACCO Brands International	363.9	31.9	8.8%	5.1	(4.6)	(1)%	(6.5)	(17)%	(160)
Computer Products	127.0	25.2	19.8%	0.3	(9.2)	(7)%	(8.3)	(25)%	(480)
Total segment sales	$1,228.8	$107.2			$261.1		$9.5

	Nine Months Ended September 30, 2011
	Net Sales	Segment Operating Income (A)	Operating Income Margin	Adjusted Charges (B)

(in millions of dollars)
ACCO Brands North America	$463.0	$25.8	5.6%	$—
ACCO Brands International	368.5	38.4	10.4%	—
Computer Products	136.2	33.5	24.6%	—
Total segment operating income	$967.7	$97.7
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
ACCO Brands North America
ACCO Brands North America net sales increased $274.9 million, or 59%, to $737.9 million, compared to $463.0 million in the prior-year nine-month period. The acquisition of the Mead C&OP Business accounted for $299.4 million of the increase. The underlying decline of $24.5 million includes an unfavorable currency translation of $1.7 million. The comparable sales decline of 5% occurred in the legacy ACCO Brands U.S. and Canadian businesses due to weaker demand and inventory reductions by certain customers.
ACCO Brands North Americas operating income increased $24.3 million, or 94%, to $50.1 million, and operating income margin increased to 6.8% from 5.6% in the prior-year period. The acquisition of the Mead C&OP Business contributed $52.8 million including other charges consisting of $11.5 million in amortization of the step-up in inventory value and $1.7 million of restructuring charges. The underlying decrease of $28.5 million was driven by lower sales and unfavorable product mix (higher sales of low-margin private label products), and $17.9 million of other charges, consisting of $16.3 million of restructuring charges and $1.6 million of integration charges. This was partially offset by savings within SG&A.
ACCO Brands International
ACCO Brands International net sales decreased $4.6 million, or 1%, to $363.9 million. The acquisition of the Mead C&OP Business contributed $52.6 million, or 14%. The underlying decline of $57.2 million was due to lower volume, which declined 12%, primarily in Europe, as the result of weak demand and planned exits and discontinuation of low margin products. In addition Australia has experienced weak consumer demand, a reduction in customer inventory levels and lost share to direct imported commodity products. Also contributing to the decline was unfavorable currency translation of $12.9 million, or 4%.
ACCO Brands International operating income decreased $6.5 million, or 17%, to $31.9 million, and operating income margin decreased to 8.8% from 10.4% in the prior-year period. The acquisition of the Mead C&OP Business contributed $4.4 million including other charges consisting of $1.8 million in amortization of the step-up in inventory value. Europe also incurred $3.3 million in restructuring charges, primarily incurred in the first quarter of 2012. The underlying decrease of $10.9 million in operating income was driven by lower sales volume. The European business has largely offset its substantial top line decline by cost reductions.

Computer Products Group
Computer Products net sales decreased $9.2 million, or 7% to $127.0 million compared to $136.2 million in the prior-year period. The decrease primarily reflects unfavorable foreign currency translation, which decreased sales by $4.1 million, or 3%, the loss of $2.4 million, or 2% in royalty income and lower net pricing due to promotions and a shift in sales mix in Europe to lower priced products sold in the retail channel. Volume decreased slightly as gains from the sales of new products for smartphones and tablets, could not offset lower sales of PC accessories, particularly high-margin security products in the U.S.
Operating income decreased $8.3 million, or 25%, to $25.2 million, and operating margin decreased to 19.8% from 24.6%. The decrease was primarily due to unfavorable product mix, with lower security product volume as noted above and lower net pricing.

Liquidity and Capital Resources
Our primary liquidity needs are to service indebtedness, fund capital expenditures and support working capital requirements as of September 30, 2012. Our principal sources of liquidity are cash flows from operating activities, cash and cash equivalents held and borrowings under the Company's revolving credit facilities. As of September 30, 2012, approximately $238 million remained available for borrowing under the Company's $250.0 million revolving credit facilities. We maintain adequate financing arrangements at market rates. Our priority for cash flow over the near term, after internal growth, is to fund the reduction of debt and invest in new products through both organic development and acquisitions.
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
Interest rates under the senior secured term loans are based on the London Interbank Offered Rate (LIBOR). The range of borrowing costs under the pricing grid is LIBOR plus 3.00% for Term A loans of the debt and LIBOR plus 3.25% with a LIBOR rate floor of 1.00% for Term B loans of the debt. The senior secured credit facilities had a weighted average interest rate of 4.0% as of September 30, 2012 and the senior unsecured notes have an interest rate of 6.75%.
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
In conjunction with the Company’s refinancing, the Company paid approximately $37.9 million in additional bank, legal and advisory fees associated with our new credit facilities. These fees were capitalized and will be amortized over the life of the credit facilities and senior unsecured notes.
Nine months ended September 30, 2012 versus nine months ended September 30, 2011
Cash Flow from Operating Activities

For the nine months ended September 30, 2012 cash used by operating activities was $80.3 million compared to $21.9 million in the prior year. Net income for 2012 was $132.0 million and for 2011 was $47.3 million. The current year net income includes non-cash income from the release of income tax valuation allowances of $130.9 million. Other non-cash adjustments to net income on a pre-tax basis in 2012 were a net expense of $77.7 million, compared to a net gain of $2.1 million in 2011 due to the gain on sale of the GBC Fordigraph business.

The 2012 cash flow from operating activities was a use of cash of $80.3 million. This result includes net income and cash flows associated with the Mead C&OP Business since the May 1, 2012 Merger date, as well as cash payments of $15.0 million related to the transaction and $62.1 million related to debt extinguishment and refinancing. The net cash outflow also includes a use from net working capital (accounts receivable, inventories and accounts payable) of $83.0 million, of which $66.0 million is related to increased accounts receivable driven by the seasonality of our acquired Mead C&OP Business which includes significant sales of school products during the third quarter; underlying customer collections are stable and continue to improve. The use of cash for accounts payable of $16.9 million reflects lower inventory purchases, primarily in our Mead C&OP Business, following the completion of the back-to-school selling season. Other significant cash payments in 2012 include interest payments of $53.1 million and contributions to the Company's pension plans of $17.5 million.

For the 2011 period the use of cash by operating activities of $21.9 million included only a $0.3 million use of cash from net working capital (accounts receivable, inventories and accounts payable) during the nine months ended September 30, 2011. Accounts receivable levels reflected improved customer collections and payment timing, while inventory levels increased in preparation for the seasonally strong fourth quarter of the legacy ACCO Brands businesses. The first nine months of 2011 also included interest payments of $71.3 million and contributions to the Company's pension plans of $12.6 million.
The table below shows our cash flow from accounts receivable, inventories and accounts payable for the nine months ended September 30, 2012 and 2011, respectively.

	Nine Months Ended
(in millions of dollars)	September 30, 2012	September 30, 2011
Accounts receivable	$(66.0)	$17.7
Inventories	(0.1)	(13.5)
Accounts payable	(16.9)	(4.5)
Cash flow from net working capital	$(83.0)	$(0.3)
Cash Flow from Investing Activities

Cash used by investing activities was $414.3 million for the nine months ended September 30, 2012 and reflects $401.4 million of net cash paid for the Mead C&OP Business. That amount remains subject to the settlement of working capital adjustments expected to be received during the fourth quarter of 2012. For additional information, see Note 3, Acquisitions, to the consolidated financial statements contained in Item 1 of this report for details on the Merger. Cash provided by investing activities in 2011 was $43.5 million and included proceeds from the sale of the Company's GBC Fordigraph business of $53.6 million. The Company also received $1.0 million of net proceeds associated with the 2009 sale of the Company's former commercial print finishing business. Gross capital expenditures were $18.0 million and $10.6 million for the nine months ended September 30, 2012 and 2011, respectively, with the 2012 year reflecting increasing spending on information technology and other integration-related initiatives.

Cash Flow from Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2012 was $498.7 million, and includes proceeds from new debt facilities of $1.27 billion, offset by repayments of the Company's existing debt facilities of $733.9 million and debt issuance payments of $37.9 million. Cash used by financing activities in 2011 was $63.0 million, representing repayments of long-term debt.
Capitalization
We had approximately 113.1 million common shares outstanding as of September 30, 2012.
Compliance with Loan Covenants
Based on our borrowing base, as of September 30, 2012, the amount available for borrowings under the Company’s revolving credit facilities was $238.3 million (allowing for $11.7 million of letters of credit outstanding on that date).
As of and for the period ended September 30, 2012, the Company was in compliance with all applicable loan covenants.
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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Exchange Risk Management
As discussed in Item 7A of the Company's Annual Report on Form 10K for the year ended December 31, 2011, the Company is exposed to various market risks, including changes in foreign currency exchange rates and interest rate changes. With the Merger a substantial portion of the business is in Canada and Brazil. For 2011, on a pro forma basis (as if we had acquired the Mead C&OP Business on January 1, 2011), approximately 47% of the Company's revenues are in foreign currencies as compared to 53% before the Merger. Overall there has been no material change to the Foreign Exchange Risk Management.

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

(b) Changes in Internal Control Over Financial Reporting.
There have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
None.

ITEM 6.

Exhibit
Number        Description of Exhibit

10.1        Amendment of ACCO Brands Corporation Executive Severance Plan

31.1        Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2        Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1        Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2        Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows and (v) related notes to those financial statements.+

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
Thomas P. O’Neill, Jr.
Senior Vice President, Finance and Accounting (principal accounting officer)
October 31, 2012

EXHIBIT INDEX
 Exhibit
Number        Description of Exhibit

10.1        Amendment of ACCO Brands Corporation Executive Severance Plan

31.1        Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2        Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1        Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2        Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows and (v) related notes to those financial statements.+

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