Form 10-K
period 2012-12-31
ACCO BRANDS CORP
filed 2013-02-28
CIK 712034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________________________________________
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2012

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☑
As of June 30, 2012, the aggregate market value of the shares of Common Stock held by non-affiliates of the registrant was approximately $1.026 billion. As of February 1, 2013, the registrant had outstanding 113,193,057 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be issued in connection with registrant’s annual stockholder’s meeting expected to be held on May 7, 2013 are incorporated by reference into Part III of this report.

PART I
Cautionary Statement Regarding Forward-Looking Statements. Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of invoking these safe harbor provisions. These forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “will,” “believe,” “expect,” “intend,” “anticipate,” “estimate,” “forecast,” “project,” “plan,” or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Because actual results may differ from those predicted by such forward-looking statements, you should not place undue reliance on such forward-looking statements when deciding whether to buy, sell or hold the Company’s securities. We undertake no obligation to update these forward-looking statements in the future. The factors that could affect our results or cause plans, actions and results to differ materially from current expectations are detailed in this report, including under “Item 1. Business,” “Item 1A. Risk Factors” and the financial statement line item discussions set forth in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and from time to time in our other SEC filings.
Website Access to Securities and Exchange Commission Reports
The Company’s Internet website can be found at www.accobrands.com. The Company makes available free of charge on or through its website its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as practicable after the Company files them with, or furnishes them to, the Securities and Exchange Commission. We also make available the following documents on our Internet website: the Audit Committee Charter; the Compensation Committee Charter; the Corporate Governance and Nominating Committee Charter; our Corporate Governance Principles; and our Code of Business Conduct and Ethics. The Company’s Code of Business Conduct and Ethics applies to all of our directors, officers (including the Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer) and employees. You may obtain a copy of any of the foregoing documents, free of charge, if you submit a written request to ACCO Brands Corporation, 300 Tower Parkway, Lincolnshire, IL. 60069, Attn: Investor Relations. After April 16, 2013 please send all requests to ACCO Brands Corporation, Four Corporate Drive, Lake Zurich, IL 60047-2997, Attn: Investor Relations.
ITEM 1. BUSINESS

As used in this Annual Report on Form 10-K for the fiscal year ended December 31, 2012, the terms "ACCO Brands," "ACCO", the "Company," "we" "us," and "our" refer to ACCO Brands Corporation and its consolidated domestic and international subsidiaries.

Overview

ACCO Brands is one of the world's largest suppliers of branded school and office products (excluding furniture, computers, printers and bulk paper). Approximately 80% of our net sales come from brands that occupy the number one or number two positions in the select markets in which we compete. We sell our products through many channels that include the office products resale industry as well as through mass retail distribution and e-tailers. We design, develop, manufacture and market a wide variety of traditional and computer-related office products, school supplies and paper-based time management products. Through a focus on research, marketing and innovation, we seek to develop new products that meet the needs of our consumers and commercial end-users, and support our brands. We compete through a balance of product innovation, category management, a low-cost operating model and an efficient supply chain. We sell our products primarily to markets located in the United States, Northern Europe, Canada, Australia, Brazil and Mexico.

Our office, school and calendar product lines use name brands such as AT-A-GLANCE®, Day-Timer®, Five Star®, GBC®, Hilroy®, Marbig, Mead®, NOBO, Quartet®, Rexel, Swingline®, Tilibra®, Wilson Jones® and many others. Our products and brands are not confined to one channel or product category and are designed based on end-user preference in each geographic location.

The majority of our office products, such as stapling, binding and laminating equipment and related consumable supplies, shredders and whiteboards, are used by businesses. Most of these business end-users purchase their products from our customers, which include commercial contract stationers, retail superstores, mass merchandisers, wholesalers, resellers, mail order and internet catalogs, club stores and dealers. We also supply some of our products directly to large commercial and industrial end-users. Historically, we have targeted the premium end of the product categories in which we compete. However, we also supply private label products for our customers and provide business machine maintenance and certain repair services.

Our school products include notebooks, folders, decorative calendars, and stationery products. We distribute our school products primarily through traditional and online retail mass market, grocery, drug and office superstore channels. We also supply private label products within the school products sector. Our calendar products are sold throughout all channels where we sell office or school products, and we also sell direct to consumers.

Our computer products group designs, distributes, markets and sells accessories for laptop and desktop computers, tablets and smartphones. These accessories primarily include security products, iPad® covers and keypads, smartphone accessories, power adapters, input devices such as mice, laptop computer carrying cases, hubs, and docking stations and ergonomic devices. We sell these products mostly under the Kensington®, Microsaver® and ClickSafe® brand names. All of our computer products are manufactured by third-party suppliers, principally in Asia, and are stored in and distributed from our regional facilities. Our computer products are sold primarily to consumer electronics online retailers, information technology value-added resellers, original equipment manufacturers and office products retailers.

We believe our leading product positions provide the scale to enable us to invest in product innovation and drive growth across our product categories. In addition, the expertise we use to satisfy the exacting technical specifications of our more demanding commercial customers is in many instances the basis for expanding our innovations to consumer products. We plan to grow via a strategy of organic growth supplemented by acquisitions that can leverage our existing business.

We utilize a combination of manufacturing and third-party sourcing to procure our products, depending on transportation costs, service needs and direct labor costs associated with each product. We currently manufacture approximately half of our products, and specify and source approximately half of our products, mainly from Asia.

Our priority for free cash flow over the near term is to fund the reduction of debt, invest in working capital to support organic growth and to invest in new products through both organic development and acquisitions.

On May 1, 2012, we completed the merger ("Merger") of the Mead Consumer and Office Products Business (“Mead C&OP”) with a wholly-owned subsidiary of the Company. Accordingly, the results of Mead C&OP are included in our consolidated financial statements from the date of the Merger.

On May 1, 2012, we entered into a refinancing in conjunction with the Merger. The refinancing transactions reduced our effective interest rates while increasing our borrowing capacity and extending the maturities of our credit facilities.

For further information on the Merger with Mead C&OP and refinancing see Note 3, Acquisitions and Note 4 Long-term Debt and Short-term Borrowings, to the consolidated financial statements contained in Item 8 of this report.

Reportable Segments

ACCO Brands is organized into three business segments: ACCO Brands North America, ACCO Brands International and Computer Products Group. During the second quarter of 2012, we implemented certain organizational changes in our business segments in conjunction with the Merger with Mead C&OP. Effective as of the second quarter of 2012, our former ACCO Brands Americas segment became ACCO Brands North America as our pre-acquisition Latin America business was moved into the ACCO Brands International segment along with Mead C&OP's Brazilian operations. Our Computer Products Group was unaffected by the realignment or the Merger.

As discussed in Note 1, Basis of Presentation, to the consolidated financial statements contained in Item 8 of this report, during the second quarter of 2011 we sold our GBC Fordigraph Pty Ltd (“GBC Fordigraph”) business which was formerly part of the ACCO Brands International segment and is included in the financial statement caption “Discontinued Operations.” The ACCO Brands International segment is now presented on a continuing operations basis excluding GBC Fordigraph.

ACCO Brands North America and ACCO Brands International

ACCO Brands North America and ACCO Brands International manufacture, source and sell traditional office products, school supplies, calendar products and document finishing solutions. ACCO Brands North America comprises the U.S. and Canada, and ACCO Brands International comprises the rest of the world, principally Europe, Latin America, Australia, and Asia-Pacific.

Our office, school and calendar product lines use name brands such as AT-A-GLANCE®, Day-Timer®, Five Star®, GBC®, Hilroy®, Marbig, Mead®, NOBO, Quartet®, Rexel, Swingline®, Tilibra®, Wilson Jones® and many others. Our products and brands are not confined to one channel or product category and are sold based on end-user preference in each geographic location.

The majority of our office products, such as stapling, binding and laminating equipment and related consumable supplies, shredders and whiteboards, are used by businesses. Most of these business end-users purchase their products from our customers, which include commercial contract stationers, mass merchandisers, retail superstores, wholesalers, resellers, mail order and internet catalogs, club stores and dealers. We also supply some of our products directly to large commercial and industrial end-users. Historically, we have targeted the premium end of the product categories in which we compete. However, we also supply private label products for our customers and provide business machine maintenance and certain repair services.

Our school products include notebooks, folders, decorative calendars, and stationery products. We distribute our school products primarily through traditional and online retail mass market, grocery, drug and office superstore channels. We also supply private label products within the school products sector. Our calendar products are sold throughout all channels where we sell office or school products, and we also sell direct to consumers.

Computer Products Group

The Computer Products Group designs, distributes, markets and sells accessories for laptop and desktop computers and tablets and smartphones. These accessories primarily include security products, iPad® covers and keypads, smartphone accessories, power adapters, input devices such as mice, laptop computer carrying cases, hubs, docking stations and ergonomic devices. The Computer Products Group sells mostly under the Kensington®, Microsaver® and ClickSafe® brand names, with the majority of its revenue coming from the U.S. and Western Europe.

All of our computer products are manufactured to our specifications by third-party suppliers, principally in Asia, and are stored and distributed from our regional facilities. Our computer products are sold primarily to consumer electronics retailers, information technology value-added resellers, original equipment manufacturers and office products retailers.

For further information on our business segments see Note 16, Information on Business Segments, to the consolidated financial statements contained in Item 8 of this report.

Customers/Competition

Our sales are generated principally in North America, Europe, Latin America and Australia. For the year ended December 31, 2012, these markets represented 64%, 15%, 11% and 8% of net sales, respectively. Our top ten customers accounted for 53% of net sales for the year ended December 31, 2012. Sales to Staples, our largest customer, amounted to approximately 13% of consolidated net sales for each of the years ended 2012, 2011 and 2010. Sales to our second largest customer amounted to approximately 10% of consolidated net sales for each of the years ended 2011 and 2010. Sales to no other customer exceeded 10% of consolidated sales for any of the last three years.

The customer base to which we sell our products is primarily made up of large global and regional resellers of our products. Mass and retail channels mainly sell to individual consumers but also to small businesses. Office superstores primarily sell to commercial customers but also to individual consumers at their retail stores. As a result, there is no clear correlation between product, consumer or distribution channel. We also sell to commercial contract stationers, wholesalers, distributors, mail order and internet catalogs, and independent dealers. Over half of our product sales by our customers are to business end-users, who generally seek premium products that have added value or ease-of-use features and a reputation for reliability, performance and professional appearance. Some of our document finishing products are sold directly to high-volume end-users and commercial reprographic centers. We also sell calendar products direct to consumers.

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

Competitors of our ACCO Brands North America and ACCO Brands International segments include, 3M, Avery Dennison, Blue Sky, Carolina Pad, Dominion BlueLine, Esselte, Fellowes, Franklin Covey, Hamelin, House of Doolittle, Newell Rubbermaid, Smead, Spiral Binding, Tops Products and numerous private label suppliers and importers. Competitors of the Computer Products Group include Belkin, Fellowes, Logitech and Targus.

Certain financial information for each of our business segments and geographic regions is incorporated by reference to Note 16, Information on Business Segments, to the consolidated financial statements contained in Item 8 of this report.

Product Development and Product Line Rationalization

Our strong commitment to understanding our consumers and defining products that fulfill their needs drives our product development strategy, which we believe is and will continue to be a key contributor to our success in the office products industry. Our new products are developed from our own consumer understanding, our own research and development or through partnership initiatives with inventors and vendors. Costs related to consumer research and product research when paid directly by ACCO Brands are included in marketing costs and research and development expenses, respectively. Research and development expenses amounted to $20.8 million, $20.5 million and $24.0 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Significant product developments include the Computer Products Group's development of tablet and smartphone accessory products that represented 33% of the group's 2012 segment revenue. In 2011 the Computer Products Group also launched a new proprietary computer security lock product under the brand "ClickSafe®" to supplement its well recognized MicroSaver® product line for which most patent protection expired in January, 2012. The ClickSafe solution has patent protection through 2029.

In 2012, ACCO Brands extended its award-winning, patented auto-feed shredding line to seven models with a shredding capacity from 60 sheets to 750 sheets at a time. These models are sold globally under the Swingline and Rexel brands. We also redeveloped our global assortment of laminators, consolidating from 14 machines to 9 machines and rebranding them as Swingline™ GBC® Fusion™ Laminators in the U.S. The new Fusion laminator line is significantly faster in productivity compared to competitive products.
In commercial channels, we have extended our presentation product range line to include a new line of environmentally friendly porcelain whiteboards and notice boards which were launched in 2013 commercial catalogs. In retail channels, we introduced a range of Quartet® brand SKUs into Europe. We have also extended our Swingline® brand fashion stapling platform to include a durable full-strip metal model, and launched a new lower-cost range of opening-price-point metal staplers and punches for the South African market.
Also in 2012, ACCO Brands introduced a new product in the ergonomic category, the Conform Wrist Rest. This is the first wrist rest that lessens pressure on the user's carpel tunnel. Conform utilizes the proprietary SmartFit system to optimize the user's wrist angle.
Our product line strategy emphasizes the divestiture of businesses and rationalization of product offerings that do not meet our long-term strategic goals and objectives. We consistently review our businesses and product offerings, assess their strategic fit and seek opportunities to divest nonstrategic businesses. The criteria we use in assessing the strategic fit include: the ability to increase sales for the business; the ability to create strong, differentiated brands; the importance of the business to key customers; the business relationship with existing product lines; the impact of the business to the market; and the business's actual and potential impact on our operating performance.

As a result of this review process, during 2011 we completed the sale of GBC Fordigraph, our former Australian direct sales business that sold mail room and binding and laminating equipment and supplies. This business represented approximately $46 million in annual net sales for the year ended December 31, 2010. In addition, during 2009 we completed the sale of our former commercial print finishing business. This business represented approximately $100 million in annual net sales for the year ended December 31, 2008.

Raw Materials

The primary materials used in the manufacturing of many of our products are plastics, resin, polyester and polypropylene substrates, paper, steel, wood, aluminum, melamine, zinc and cork. These materials are available from a number of suppliers, and we are not dependent upon any single supplier for any of these materials. In general, our gross profit may be affected from time to time by fluctuations in the prices of these materials because our customers require advance notice and negotiation to pass through raw material price increases, giving rise to a delay before cost increases can be passed on to our customers. The raw materials and labor costs we incur are subject to price increases that could adversely affect our profitability. Based on experience, we believe that adequate quantities of these materials will be available in the foreseeable future. In addition, a significant portion of the products we sell in our international markets are sourced from China and other far Eastern countries and are paid for in U.S. dollars. Thus, movements of their local currency to the U.S. dollar have the same impacts as raw material price changes and we adjust our pricing in these markets to reflect these currency changes. See also Item 1A, "Risk Factors".

Supply

Our products are either manufactured or sourced to ensure that we supply our customers with appropriate customer service, quality products, innovative solutions and attractive pricing. We have built a customer-focused business model with a flexible supply chain to ensure that these factors are appropriately balanced. Using a combination of manufacturing and third-party sourcing also enables us to reduce our costs and effectively manage our production assets by lowering capital investment and working capital requirements. Our strategy is to manufacture those products that would incur a relatively high freight and /or duty expense or have high service needs and source those products that have a high proportion of direct labor cost. Low-cost sourcing mainly comes from China, but we also source from other Asian countries and Eastern Europe. Where freight costs or service issues are significant, we source from factories located in or near our domestic markets.

Seasonality

Our business, as it concerns both historical sales and profit, has experienced increased sales volume in the third and fourth quarters of the calendar year. Two principal factors have contributed to this seasonality: (1) the office products industry, its customers and ACCO Brands specifically are major suppliers of products related to the "back-to-school" season, which occurs principally during June, July, August and September for our North American business and during November, December and January for our Australian and Brazilian businesses; and (2) our offering includes several products which lend themselves to calendar year-end purchase timing, including AT-A-GLANCE® and Day-Timer® planners, paper organization and storage products (including bindery) and Kensington computer accessories, which has higher sales in the fourth-quarter driven by traditionally strong fourth-quarter sales of personal computers, tablets and smartphones.

Intellectual Property

We have many patents, trademarks, brand names and trade names that are, in the aggregate, important to our business. The loss of any individual patent or license, however, would not be material to us taken as a whole, even though there can be no assurance that the royalty income we currently receive pursuant to license agreements covering patents that will expire can be replaced, or that we will not experience a decline in gross profit margin on related products. Many of ACCO Brands' trademarks are only important in particular geographic markets or regions. Our principal registered trademarks are: ACCO®, AT-A-GLANCE®, ClickSafe®, Day-Timer®, Five Star®, GBC®, Hilroy®, Kensington®, Marbig, Mead®,MicroSaver® NOBO, Quartet®, Rexel, Swingline®, Tilibra®, and Wilson Jones®.

Environmental Matters

We are subject to federal, state and local laws and regulations concerning the discharge of materials into the environment and the handling, disposal and clean-up of waste materials and otherwise relating to the protection of the environment. It is not possible to quantify with certainty the potential impact of actions regarding environmental matters, particularly remediation and other compliance efforts that we may undertake in the future. In the opinion of our management, compliance with the present environmental protection laws, before taking into account estimated recoveries from third parties, will not have a material adverse effect upon our capital expenditures, financial condition, results of operations or competitive position. See also Item 1A, "Risk Factors".

Employees

As of December 31, 2012, we had approximately 5,850 full-time and part-time employees. There have been no strikes or material labor disputes at any of our facilities during the past five years. We consider our employee relations to be good.

Discontinued Operations

As of May 31, 2011, we disposed of GBC Fordigraph Pty Ltd (“GBC Fordigraph”). The Australia-based business was formerly part of the ACCO Brands International segment and the results of operations are included in the financial statements as a discontinued operation for all periods presented. GBC Fordigraph represented $45.9 million in annual net sales for the year ended December 31, 2010. In 2011, we received net proceeds of $52.9 million and recorded a gain on the sale of $41.9 million ($36.8 million after-tax).

In June 2009, we completed the sale of our commercial print finishing business for final gross proceeds of $16.2 million. The results of operations and loss on sale of this business are reported in discontinued operations for all periods presented.

For further information on discontinued operations see Note 19, Discontinued Operations, to the consolidated financial statements contained in Item 8 of this report.

For a description of certain factors that may have had, or may in the future have, a significant impact on our business, financial condition or results of operations, see Part I, Item 1A—Risk Factors.

Executive Officers of the Company
The following sets forth certain information with regard to our executive officers as of February 22, 2013 (ages are as of December 31, 2012).

Mark C. Anderson, age 50

•	2007 - present, Senior Vice President, Corporate Development

•	Joined the Company in 2007

Boris Elisman, age 50

•	2010 - present, President and Chief Operating Officer

•	2008 - 2010, President, ACCO Brands Americas

•	2008 - 2008, President, Global Office Products Group

•	2004 - 2008, President, Computer Products Group

•	Joined the Company in 2004

•	Will succeed Robert J. Keller as Chief Executive Officer effective March 31, 2013 and will join the Company's Board of Directors on that date

Robert J. Keller, age 59

•	2008 - present, Chairman and Chief Executive Officer

•	2004 - 2008, President and Chief Executive Officer, APAC Customer Services, Inc.

•	Joined the Company in 2008

•	On March 31, 2013, to be succeeded as Chief Executive Officer by Boris Elisman. Will remain on the Board of Directors as Executive Chairman

Neal V. Fenwick, age 51

•	2005 - present, Executive Vice President and Chief Financial Officer

•	1999 - 2005, Vice President Finance and Administration, ACCO World

•	1994 - 1999 Vice President Finance, ACCO Europe

•	Joined the Company in 1984

Christopher M. Franey, age 56

•	2010 - present, Executive Vice President; President, ACCO Brands International and President, Kensington Computer Products Group

•	2008 - 2010, President, Computer Products Group

•	Joined the Company in 2008

Neil A. McLachlan, age 56

•	2012 - present, Executive Vice President; President, ACCO Brands Emerging Markets

•	1999 - 2012, President, Consumer and Office Products Group, MeadWestvaco Corporation

•	Joined the Company in 2012

Thomas P. O'Neill, Jr, age 59

•	2008 - present, Senior Vice President, Finance and Accounting

•	2005 - 2008, Vice President, Finance and Accounting

•	Joined the Company in 2005

Pamela R. Schneider, age 53

•	2012 - present, Senior Vice President, General Counsel and Secretary

•	2010 - 2012, General Counsel, Accertify, Inc.

•	2008 - 2010, Executive Vice President, General Counsel and Secretary, Movie Gallery, Inc.

•	2005 - 2008, Senior Vice President, General Counsel and Secretary, APAC Customer Services, Inc.

•	Joined the Company in 2012

Thomas H. Shortt, age 44

•	2010 - present, Executive Vice President; President, Global Products

•	2009 - 2010, Chief Strategy and Supply Chain officer

•	2008 - 2009, Management Consultant focusing on supply chain improvement

•	2004 - 2008, President, Unisource Worldwide, Inc.

•	Joined the Company in 2009.

Thomas W. Tedford, age 42

•	2010 - present, Executive Vice President; President, ACCO Brands U.S. Office and Consumer Products

•	2010 - 2010, Chief Marketing and Product Development Officer

•	2007 - 2010, Group Vice President, APAC Customer Services, Inc.

•	Joined the Company in 2010

ITEM 1A. RISK FACTORS
The factors that are discussed below, as well as the matters that are generally set forth in this report on Form 10-K and the documents incorporated by reference herein, could materially and adversely affect the Company’s business, results of operations and financial condition.

Our business depends on a limited number of large and sophisticated customers, and a substantial reduction in sales to one or more of these customers could significantly impact our operating results.

The office products industry is characterized by a small number of major customers, principally office products superstores (which combine contract stationers, retail and mail order), office products resellers and mass merchandisers. A relatively limited number of customers account for a large percentage of our total net sales. Our top ten customers accounted for 53% of our net sales for the fiscal year ended December 31, 2012. Sales to Staples, our largest customer, during the same period amounted to approximately 13% of our 2012 net sales. Giving effect to the recently announced merger agreement entered into between Office Depot and Office Max, as if the contemplated merger had occurred on January 1, 2012, our sales to the combined companies and their subsidiaries would have represented approximately 15% of our 2012 net sales. Our large customers have the ability to obtain favorable terms, to directly source their own private label products and to create and support new and competing suppliers. The loss of, or a significant reduction in, business from one or more of our major customers could have a material adverse effect on our business, financial condition and results of operations.

Our customers may further consolidate, which could adversely impact our margins and sales.

Our customers have steadily consolidated over the last two decades. Recently, two of our large customers, Office Depot and Office Max, announced that they had entered into a merger agreement. While management currently expects the effects on our business of the proposed merger, if consummated, would be realized primarily in the retail channel, which only represents approximately one-third of our business with these customers, there can be no assurance that the combination of these two large customers will not adversely affect our business and results of operations. Further, if this trend continues, it is likely to result in further pricing pressures on us that could result in reduced margin and sales. Further, there can be no assurance that following consolidation large customers will continue to buy from us across different product segments or geographic regions, or at the same levels as prior to consolidation, which could negatively impact our financial results.

Challenges related to the highly competitive business segments in which we operate could have a negative effect on our ongoing operations, revenues, results, cash flows or financial position.

We operate in highly competitive business segments that face a number of challenges, including competitors with strong brands or brand recognition, significant private label producers, imports from a range of countries, low entry barriers, sophisticated and large buyers of office products, and potential substitution from a range of products and services including electronic, digital or web-based products that can replicate or render obsolete or less desirable some of the products we sell. In particular, our business is likely to be affected by: (1) the decisions and actions of our major customers, including their decisions on whether to increase their purchases of private label products; (2) decisions of current and potential suppliers of competing products on whether to take advantage of low entry barriers to expand their production; and (3) the decisions of end-users of our products to expand their use of substitute products and, in particular, to shift their use of time management and planning products toward electronic and other substitutes. In addition, our competitive position depends on continued investment in innovation and product development, manufacturing and sourcing, quality standards, marketing and customer service and support. Our success will depend in part on our ability to anticipate and offer products that appeal to the changing needs and preferences of our customers in a market where many of our product categories are affected by continuing improvements in technology and shortened product lifecycles. We may not have sufficient resources to make the investments that may be necessary to anticipate or react to those changing needs, and we may not identify, develop and market products successfully or otherwise be successful in maintaining our competitive position.

Sales of our products may be adversely affected by issues that affect business, commercial and consumer spending decisions during periods of economic uncertainty or weakness.

Sales of our products can be very sensitive to uncertain U.S. and global economic conditions, particularly in categories where we compete against private label, other branded and/or generic products that are competitive on price, quality, service or other grounds. In periods of economic uncertainty or weakness, the demand for our products may decrease, as businesses and consumers may seek or be forced to purchase more lower cost, private label or other economy brands, may more readily switch to electronic, digital or web-based products serving similar functions, or may forgo certain purchases altogether. As a result, adverse changes in U.S. or global economic conditions or sustained periods of economic uncertainty or weakness could negatively affect our earnings and could have a material adverse effect on our business, results of operations, cash flows and financial position.

If the operating results for Mead C&OP following the Merger are poor, or if we fail to realize anticipated cost synergies and growth opportunities, we may not achieve the financial results that we expect as a result of the Merger.

We believe that we will derive a significant portion of our future revenues and earnings per share from the operations of Mead C&OP. Therefore, any negative impact on those business operations could harm our operating results. Some of the significant factors that could harm the operations of Mead C&OP, and therefore harm our operating results, include increases in the prices of raw materials, competitive pressure from existing or new companies, increased use of direct shipment sourcing by our customers, a decline in the markets served by Mead C&OP and general economic conditions.

Among the factors considered in connection with our acquisition of Mead C&OP were the opportunities for cost synergies, growth opportunities and other financial and operating benefits. Our ability to fully realize these cost synergies, growth opportunities and other financial and operating benefits, and the timing of this realization, depends on the successful integration of Mead C&OP. We cannot predict with certainty if or when these cost synergies, growth opportunities and benefits may occur, or the extent to which they actually will be achieved. For example, the benefits from the Merger may be offset by significant costs that may be incurred in integrating Mead C&OP. Realization of any benefits and cost synergies could be adversely affected by difficulties in integrating the businesses, as described below, and a number of factors beyond our control, including, without limitation, deteriorating or anemic economic conditions, increased operating costs, increased competition and regulatory developments.

Our continued integration of Mead C&OP may present significant challenges, and we may be unable to quickly and effectively integrate Mead C&OP with our historical operations.

We continue to integrate and coordinate key elements of Mead C&OP with our historical operations; however, given the size and significance of the acquisition, we may encounter significant difficulties during the process of fully integrating Mead C&OP. These difficulties include:

•	the integration of Mead C&OP while carrying on our ongoing operations;

•	the need to coordinate geographically separate organizations;

•	challenges involving combining different corporate cultures;

•	challenges and costs associated with integrating the information technology systems of Mead C&OP with ours, which presently are run under different operating software systems; and

•	potential difficulties in retaining key officers and personnel.

The process of continuing to integrate operations could cause an interruption of, or loss of momentum in, the activities of one or more of our businesses. Members of our senior management may need to devote considerable amounts of time to this integration process, which will decrease the time they will have to manage our business, service existing customers, attract new customers and develop new products or strategies. If our senior management is not able to effectively manage the integration process, or if any significant business activities are interrupted as a result of the integration process, our business could suffer.

Difficulties in the integration and transition associated with Mead C&OP, including those relating to changes to or implementation of critical information technology systems, together with our increased size and global presence, could also adversely affect our internal control over financial reporting, our disclosure controls and our ability to effectively and timely report our financial results. Our acquisition of Mead C&OP may require significant modifications to our internal control systems, processes and information systems, both on a transition basis and over the longer-term as we fully integrate Mead C&OP. Since the acquisition of Mead C&OP occurred in the second quarter of 2012, the scope of our assessment of the effectiveness of internal control over financial reporting contained in this report does not include Mead C&OP. If we were to be unable to accurately report our financial results in a timely manner or unable to assert that our internal controls over financial reporting or our disclosure controls are effective, our business, results of operations and financial condition and the market perception thereof could be materially adversely affected.

If we fail to integrate our operations quickly and effectively, there could be uncertainty in the marketplace or concerns among our customers regarding the impact of the acquisition of Mead C&OP, which could materially adversely affect our businesses, financial condition and results of operations.

Our growth strategy includes increased concentration in our emerging market geographies, which could create greater exposure to unstable political conditions, civil unrest or economic volatility.

With the acquisition of Mead C&OP more of the Company's sales are derived from emerging markets such as Brazil, Mexico and Chile. The profitable growth of our business in developing and emerging markets is key to our long term growth strategy. If we are unable to successfully expand our businesses in developing and emerging markets, or achieve the return on capital we expect as a result of our investments, our financial performance could be adversely affected.

Factors that could adversely affect our business results in these developing and emerging markets include: regulations on the transfer of funds to and from foreign countries, which, from time to time, result in significant cash balances in foreign countries, and limitations on the repatriation of funds; currency hyperinflation or devaluation; the lack of well-established or reliable legal systems; and increased costs of business due to compliance with complex foreign and United States laws and regulations that apply to our international operations, including the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act, and adverse consequences, such as the assessment of fines or penalties, for failing to comply with these laws and regulations. In addition, disruption in these markets due to political instability or civil unrest could result in a decline in consumer purchasing power, thereby reducing demand for our products.

Litigation or legal proceedings could expose us to significant liabilities and damage our reputation.

In connection with our May 1, 2012 acquisition of Mead C&OP, we assumed all of the tax liabilities for the acquired foreign operations. In December of 2012, the Federal Revenue Department of the Ministry of Finance of Brazil ("FRD") issued a tax assessment against our newly acquired indirect subsidiary, Tilibra Produtos de Papelaria Ltda. ("Tilibra"), which challenged the goodwill recorded in connection with the 2004 acquisition of Tilibra. This assessment denied the deductibility of that goodwill from Tilibra's taxable income for the year 2007. The assessment seeks payment of approximately R$26.9 million ($13.2 million based on current exchange rates) of tax, penalties and interest.

In January of 2013, Tilibra filed a protest disputing the tax assessment at the first administrative level of appeal within the FRD. We believe that we have meritorious defenses and intend to vigorously contest this matter, however, there can be no assurances that we will ultimately prevail. We are in the early stages of the process to challenge the FRD's tax assessment, and the ultimate outcome will not be determined until the Brazilian tax appeal process is complete, which is expected to take many years. In addition, Tilibra's 2008-2012 tax years remain open and subject to audit, and there can be no assurances that we will not receive additional tax assessments regarding the goodwill deducted for the Tilibra acquisition for one or more of these years, which could increase the Company’s exposure to a total of approximately $44.5 million (based on current exchange rates), including interest and penalties which have accumulated to date. If the FRD's initial position is ultimately sustained, the amount assessed would adversely affect our reported cash flow in the year of settlement.

Because there is no settled legal precedent on which to base a definitive opinion as to whether we will ultimately prevail, the Company considers the outcome of this dispute to be uncertain. Since it is not more likely than not that we will prevail, in the fourth quarter of 2012, we recorded a reserve in the amount of $44.5 million in consideration of this matter. In addition, the Company will continue to accrue interest related to this matter until such time as the outcome is known or until evidence is presented that we are more likely than not to prevail.

There are various other claims, lawsuits and pending actions against us incidental to our operations. It is the opinion of management that the ultimate resolution of these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows. However, we can make no assurances that we will ultimately be successful in our defense of any of these matters.

For further information see Note 3, Acquisitions, to the consolidated financial statements contained in Item 8 of this report.

Risks associated with outsourcing the production of certain of our products could materially and adversely affect our business, financial condition and results of operations.

We outsource certain manufacturing functions to suppliers in China and other Asia-Pacific countries. All of our suppliers must comply with our design and product content specifications, applicable laws, including product safety, security, labor and environmental laws, and otherwise be certified as meeting our and our customers' supplier codes of conduct. Outsourcing generates a number of risks, including decreased control over the manufacturing process potentially leading to production delays or interruptions, inferior product quality control and misappropriation of trade secrets. In addition, performance problems by these suppliers could result in cost overruns, delayed deliveries, shortages, quality and compliance issues or other problems, which could materially and adversely affect our business, financial condition and results of operations.

If one or more of these suppliers becomes insolvent or unable or unwilling to continue to provide products of acceptable quality, at acceptable costs or in a timely manner, our ability to deliver our products to our customers could be severely impaired. In addition, as we expect our suppliers to comply with and be responsive to our security audits and conform to our and our customers' expectations with respect to product quality and social responsibility, any failure to do so may result in our having to cease contracting with such supplier or cease production at a particular facility. Any need to identify and qualify substitute suppliers or facilities or increase our internal capacity could result in unforeseen operational problems and additional costs. Substitute suppliers might not be available or, if available, might be unwilling or unable to offer products on acceptable terms. Moreover, if customer demand for our products increases, we may be unable to secure sufficient additional capacity from our current suppliers, or others, on commercially reasonable terms, if at all.

Some of our suppliers are dependent upon other industries for raw materials and other products and services necessary to produce and provide the products they supply to us. Any adverse impacts to those industries could have a ripple effect on these suppliers, which could adversely impact their ability to supply us at levels we consider necessary or appropriate for our business, or at all. Any such disruptions could negatively impact our ability to deliver products and services to our customers, which in turn could have an adverse impact on our business, operating results, financial condition or cash flow.

Decline in the use of paper-based dated time management and productivity tools could adversely affect our business.

A number of our products and brands consist of paper-based time management and productivity tools, that historically have tended to be higher-margin products. However, consumer preference for technology-based solutions for time management and planning continues to grow worldwide. Many consumers use or have access to electronic tools that may serve as substitutes for traditional paper-based time management and productivity tools. Accordingly, the continued introduction of new digital software applications and web-based services by companies offering time management and productivity solutions could adversely impact the revenue and profitability of our largely paper-based portfolio of time management products.

Material disruptions at one of our or our suppliers' major manufacturing or distribution facilities could negatively impact our financial results.

A material operational disruption in one of our or any our supplier's major facilities could negatively impact production, customer deliveries and our financial results. Such a disruption could occur as a result of any number of events including but not limited to a major equipment failure, labor stoppages, transportation failures affecting the supply and shipment of materials and finished goods, severe weather conditions, natural disasters, civil unrest, war or terrorism and disruptions in utility services.

We rely extensively on information technology systems to operate, transact and otherwise manage our business. Any material failure, inadequacy, interruption or security failure of that technology or its infrastructure could harm our ability to effectively operate our business.

We rely extensively on our information technology systems, most of which are managed by third-party service providers, across our operations. Our ability to effectively manage our business and execute the production, distribution and sale of our products as well as our ability to manage and report our financial results and run other support functions depends significantly on the reliability and capacity of these systems and our third-party service providers. The failure of these systems to operate effectively, problems with transitioning to upgraded or replacement systems, or a breach in the security of these systems could disrupt service to our customers and adversely affect our business, financial results of operations and financial condition.

We have a significant amount of indebtedness, which could adversely affect our business, results of operations and financial condition.

As of December 31, 2012, we had $1.07 billion of outstanding debt. This indebtedness could adversely affect us in a number of ways, including requiring us to dedicate a substantial portion of our cash flow from operating activities to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, research and development efforts, potential strategic acquisitions and other general corporate purposes. In addition, approximately $569 million of our outstanding debt is subject to floating interest rates which increases our exposure to fluctuations in market interest rates. Our significant indebtedness also may increase our vulnerability to economic downturns and changing market conditions and place us at a competitive disadvantage relative to competitors that have less debt, all of which could adversely affect our business, results of operations and financial condition.

The agreements governing our indebtedness contain financial and other restrictive covenants that limit our ability to engage in certain activities that may be in our long-term best interests.

The agreements governing our indebtedness contain financial and other covenants that limit our ability to engage in certain activities and restrict our operational flexibility. These restrictive covenants also may limit our ability to obtain additional financing to fund growth, working capital or capital expenditures, or to fulfill other cash requirements. Among other things, these covenants restrict or limit our ability to incur additional indebtedness, incur certain liens on our assets, issue preferred stock or certain disqualified stock, pay cash dividends, make restricted payments, including investments, sell our assets or merge with other companies, and enter into transactions with affiliates. We are also required to maintain specified financial ratios under certain conditions and satisfy financial condition tests under our credit facility. These covenants, ratios and tests may limit or prohibit us from engaging in certain activities and transactions that may be in our long-term best interests, and could place us at a competitive disadvantage relative to our competitors, which could adversely affect our business and results of operations.

Our failure to comply with our debt covenants could result in an event of default that, if not cured or waived, could result in the acceleration of all of our debts.

Our ability to comply with the covenants and financial ratios and tests under the agreements governing our indebtedness may be affected by events beyond our control, and we may not be able to continue to meet those covenants, ratios and tests. Our ability to generate sufficient cash from operations to meet our debt obligations will depend upon our future operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory, business and other factors. Our breach of any of these covenants, ratios or tests, or any inability to pay interest on, or principal of, our outstanding debt as it becomes due, could result in an event of default, in which case our lenders could declare all amounts outstanding to be immediately due and payable. If our lenders accelerate our indebtedness, our assets may not be sufficient to repay in full such indebtedness and any other indebtedness that would become due as a result of such acceleration and, if we were unable to obtain replacement financing or any such replacement financing was on terms that were less favorable than the indebtedness being replaced, our liquidity and results of operations would be materially and adversely affected. See “Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.”

Our business is subject to risks associated with seasonality, which could adversely affect our cash flow, financial condition or results of operations.

Historically, our business, as it concerns both historical sales and profit, experiences higher sales volume in the third and fourth quarters of the calendar year, and with our acquisition of Mead C&OP, this seasonality is expected to continue. Two principal factors have contributed to this seasonality: the office products industry's customers and our product line. We are major suppliers of products related to the “back-to-school” season, which occurs principally from June through September for our North American business, from November through January for our Australian business, and predominantly from October through December for our Brazilian business. Our product line also includes a number of products that lend themselves to calendar year-end purchase timing. As a result, we historically have generated, and expect to continue to generate, most of our earnings in the second half of the year and much of our cash flow in the first quarter as receivables are collected. If these typical seasonal increases in sales of certain portions of our product line do not materialize, it may have an outsized impact on our business, which could result in a material adverse effect on our financial condition and results of operations.

Risks associated with currency volatility could harm our sales, profitability and cash flows.

Approximately 45% of our net sales for the fiscal year ended December 31, 2012 were from foreign sales. The acquisition of Mead C&OP significantly increased our sales in Brazil and Canada. While the recent relative volatility of the U.S. dollar to other currencies has impacted our businesses' sales, profitability and cash flows as the results of non-U.S. operations are reported in U.S. dollars, we cannot predict the rate at which the U.S. dollar will trade against other currencies in the future. If the U.S. dollar were to substantially strengthen, making the dollar significantly more valuable relative to other currencies in the global market, such an increase could harm our ability to compete or competitively price in those markets, and therefore, materially and adversely affect our financial condition and our results of operations. Approximately half of the products we sell are sourced from China and other Asia-Pacific countries and are paid for in U.S. dollars. Thus, movements in the value of local currency relative to the U.S. dollar in countries where we source our products have the same impacts as raw material price changes in addition to the currency translation impact noted above.

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

The difference between plan obligations and assets, or the funded status of our defined benefit pension plans, is a significant factor in determining the net periodic benefit costs of our pension plans and the ongoing funding requirements of those plans. Changes in interest rates and the market value of plan assets impact the funded status of these plans and cause volatility in the net periodic benefit cost and future funding requirements of these plans. The Company's cash contributions to pension and defined benefit plans totaled $19.2 million in 2012; however the exact amount of cash contributions made to pension plans in any year is dependent upon a number of factors, including the investment returns on pension plan assets. A significant increase in our pension funding requirements could have a negative impact on our cash flow and financial condition. In addition the acquisition of Mead C&OP increased our pension and post-retirement obligations in the U.S. and Canada, which may cause further increases in our pension retirement funding.

Impairment charges could have a material adverse effect on our financial results.

We have recorded significant amounts of goodwill and other intangible assets, which increased substantially as a results of our acquisition of Mead C&OP. In prior years, we have recorded significant goodwill and other asset impairment charges that adversely affected our financial results. Future events may occur that may also adversely affect the reported value of our assets and require impairment charges, which could further adversely affect our financial results. Such events may include, but are not limited to, a sustained decline in our stock price, strategic decisions made in response to changes in economic and competitive conditions, the impact of the economic environment on our customer base or a material adverse change in our relationship with significant customers.

We are subject to supplier credit and order fulfillment risk.

We purchase products for resale under credit arrangements with our suppliers. In weak global markets, suppliers may seek credit insurance to protect against non-payment of amounts due to them. During any period of declining operating performance, or should we experience severe liquidity challenges, suppliers may demand that we accelerate our payment for their products. Also, credit insurers may curtail or eliminate coverage to the suppliers. If suppliers begin to demand accelerated payment of amounts due to them or if they begin to require advance payments or letters of credit before goods are shipped to us, these demands could have a significant adverse impact on our operating cash flow and result in a severe drain on our liquidity.

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

We are subject to global environmental regulation and environmental risks as well as product content and product safety laws and regulations.

We and our operations, both in the U.S. and abroad, are subject to national, state, provincial and/or local environmental laws and regulations that impose limitations and prohibitions on the discharge and emission of, and establish standards for the use, disposal and management of, certain materials and waste. We are also subject to laws regulating the content of toxic chemicals and materials in the products we sell as well as laws, directives and self-regulatory requirements related to the safety of our products. Environmental and product content and product safety laws and regulations can be complex and may change often. Capital and operating expenses required to comply with environmental and product content laws and regulations can be significant, and violations may result in substantial fines, penalties and civil damages. The costs of complying with environmental and product content and product safety laws and regulations and any claims concerning noncompliance, or liability with respect to contamination in the future could have a material adverse effect on our financial condition or results of operations.

Any inability to secure, protect and maintain rights to intellectual property could have material adverse impact on our business.

We own and license many patents, trademarks, brand names and trade names that are, in the aggregate, important to our business. The loss of any individual patent or license may not be material to us taken as a whole, but the loss of a number of patents or licenses that represent principal portions of our business could have a material adverse effect on our business.

We could also incur substantial costs to pursue legal actions relating to the unauthorized use by third parties of our intellectual property, which could have a material adverse effect on our business, results of operation or financial condition. If our brands become diluted, if our patents are infringed or if our competitors introduce brands and products that cause confusion with our brands in the marketplace, the value that our consumers associate with our brands may become diminished, which could negatively impact our sales. If third parties assert claims against our intellectual property rights and we cannot successfully resolve those claims, or our intellectual property becomes invalidated, we could lose our ability to use the technology, brand names or other intellectual property that were the subject of those claims, which, if such intellectual property is material to the operation of our business or our financial results, could have a material adverse effect on our business, financial condition and results from operations.

We may also become involved in defending intellectual property claims being asserted against us that could cause us to incur substantial costs, divert the efforts of our management, and require us to pay substantial damages or require us to obtain a license, which might not be available on reasonable terms, if at all.

Product liability claims or regulatory actions could adversely affect our financial results or harm our reputation or the value of our end-user brands.

Claims for losses or injuries purportedly caused by some of our products arise in the ordinary course of our business. In addition to the risk of substantial monetary judgments and penalties which could have a material effect on our financial condition and results of operations, product liability claims or regulatory actions could result in negative publicity that could harm our reputation in the marketplace or the value of our end-user brands. We also could be required to recall and possibly discontinue the sale of possible defective or unsafe products, which could result in adverse publicity and significant expenses. Although we maintain product liability insurance coverage, potential product liability claims are subject to a self-insured deductible or could be excluded under the terms of the policy.

We are unable to take certain significant actions following the Merger because such actions could adversely affect the tax-free status of the Distribution or the Merger. In certain circumstances, we may be obligated to indemnify MeadWestvaco Corporation (“MWV”) for any payment of United States federal income taxes by MWV that result from our taking or failing to take certain actions in connection with the Distribution and the Merger.

In connection with (i) the transfer by MWV of Mead C&OP (the “Separation”) to a subsidiary we acquired pursuant to the Merger (“Monaco SpinCo”); (ii) the distribution by MWV of Monaco Spinco shares to MWV stockholders (the “Distribution”); and (iii) the Merger (the Separation, the Distribution, the Merger and certain related financing transactions being collectively referred to as the “Transactions”), MWV received a private letter ruling from the Internal Revenue Service (the “IRS”) as to the tax-free nature of the Transactions, MWV and Monaco SpinCo received an opinion from MWV's counsel as to the tax-free nature of the Distribution, and we, MWV and Monaco SpinCo received certain legal opinions from our respective counsel as to the tax-free nature of the Merger. The opinions of counsel were based on, among other things, the IRS ruling as to the matters addressed by the ruling, current law and certain assumptions and representations as to factual matters made by us, MWV and our respective subsidiaries.

In connection with the Transactions, we entered into a tax matters agreement with MWV (the “Tax Matters Agreement”). The Tax Matters Agreement prohibits us from taking certain actions that could cause the Distribution or the Merger to be taxable. In particular, for two years after the Distribution, the Company and Mead Products (as successor by merger to Monaco SpinCo) may not, among other things: (i) engage in any transaction or series of transactions that would result in one or more persons acquiring (directly or indirectly) stock comprising 50% or more of the vote or value of Mead Products; (ii) redeem or repurchase any stock or stock rights; (iii) amend its certificate of incorporation or take any other action affecting the relative voting rights of its capital stock; (iv) merge, consolidate or amalgamate with any other person (other than pursuant to a merger, consolidation or amalgamation with [the Company or with any of its wholly-owned subsidiaries]); or (v) sell, transfer or otherwise dispose of assets (including stock of subsidiaries) that constitute more than 30% of the consolidated gross assets of the Company, Mead Products and/or their subsidiaries (subject to exceptions for, among other things, ordinary course dispositions). Similar restrictions apply to Monaco Foreign Spinco Invest Ltd., a wholly owned subsidiary of the Company that was a wholly owned subsidiary of Monaco

SpinCo at the time of the Distribution, because the stock of Monaco Foreign Spinco Invest Ltd. was distributed in a tax-free distribution within MWV's consolidated tax group prior to the Distribution.

Because of these restrictions, we may be limited in the amount of stock that we can issue to make acquisitions or raise additional capital in the two years after the completion of the Merger, which could have a material adverse effect on our liquidity and financial condition. If we wish to take any such restricted action, we are required to cooperate with MWV in obtaining a supplemental IRS ruling or an unqualified tax opinion.

Under the Tax Matters Agreement, in certain circumstances and subject to certain limitations, we are required to indemnify MWV against any taxes on the Distribution that arise if we or our subsidiaries take certain actions or fail to take certain actions, or as a result of certain changes in the ownership of our stock following the Merger, that adversely affect the tax-free status of the Distribution or the Merger. Moreover, if we do not carefully monitor our compliance with the Tax Matters Agreement and relevant IRS rules, we might inadvertently trigger our obligation to indemnify MWV. If we are required to indemnify MWV in the event the Distribution is taxable, this indemnification obligation would be substantial and could have a material adverse effect on our financial condition and results of operations.

Our success depends on our ability to attract and retain qualified personnel.

Our success will depend on our ability to attract and retain qualified personnel, including executive officers and other key management personnel. We may not be able to attract and retain qualified management and other personnel necessary for the development, manufacture and sale of our products, and key employees may not remain with us in the future. If we fail to retain our key employees, we may experience substantial disruption in our businesses. Employee retention may be particularly challenging in light of the Merger, as employees may feel uncertain about their future roles with us after the combination. The loss of key management personnel or other key employees or our potential inability to attract such personnel may adversely affect our ability to manage our overall operations, successfully implement our business strategy, and realize the anticipated benefits of the Merger.

Additionally, we rely to a significant degree on compensating our officers and key employees with incentive awards that pay out only if specified performance goals have been met. To the extent these performance goals are not met and the incentive awards do not pay out, or pay out less than the targeted amount, as has occurred in recent years, it may motivate certain officers and key employees to seek other opportunities.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES

We have manufacturing facilities in North America, Europe, Brazil, Mexico and Australia, and maintain distribution centers in relation to the regional markets we service. We lease our principal U.S. headquarters in Lincolnshire, Illinois and plan to relocate our headquarters to Lake Zurich, Illinois during the second quarter of 2013. The following table lists our principal manufacturing and distribution facilities as of December 31, 2012:

Location	Functional Use	Owned/Leased
U.S. Properties:
Ontario, California	Distribution/Manufacturing	Leased
Booneville, Mississippi	Distribution/Manufacturing	Owned/Leased
Ogdensburg, New York	Distribution/Manufacturing	Owned/Leased
Sidney, New York	Distribution/Manufacturing	Owned
Alexandria, Pennsylvania	Distribution/Manufacturing	Owned
East Texas, Pennsylvania(1)	Distribution/Manufacturing/Office	Owned
Pleasant Prairie, Wisconsin	Distribution/Manufacturing	Leased
Non-U.S. Properties:
Sydney, Australia	Distribution/Manufacturing	Owned
Bauru, Brazil	Distribution/Manufacturing/Office	Owned
Brampton, Canada	Distribution/Manufacturing/Office	Leased
Missisauga, Canada	Distribution/Manufacturing/Office	Leased
Tabor, Czech Republic	Manufacturing	Owned
Halesowen, England	Distribution	Owned
Lillyhall, England	Manufacturing	Leased
Tornaco, Italy	Distribution	Leased
Lerma, Mexico	Manufacturing/Office	Owned
Born, Netherlands	Distribution	Leased
Wellington, New Zealand	Distribution/Office	Owned
Arcos de Valdevez, Portugal	Manufacturing	Owned

(1)	Scheduled to be closed during the second quarter of 2013. Manufacturing and distribution activities will be substantially relocated to Sidney, New York.

We believe that the properties are suitable to the respective businesses and have production capacities adequate to meet the needs of our businesses.

ITEM 3. LEGAL PROCEEDINGS

In connection with our May 1, 2012 acquisition of Mead C&OP, we assumed all of the tax liabilities for the acquired foreign operations. In December of 2012, the Federal Revenue Department of the Ministry of Finance of Brazil ("FRD") issued a tax assessment against our newly acquired indirect subsidiary, Tilibra Produtos de Papelaria Ltda. ("Tilibra"), which challenged the goodwill recorded in connection with the 2004 acquisition of Tilibra. This assessment denied the deductibility of that goodwill from Tilibra's taxable income for the year 2007. The assessment seeks a payment of approximately R$26.9 million ($13.2 million based on current exchange rates) of tax, penalties and interest.
In January of 2013, Tilibra filed a protest disputing the tax assessment at the first administrative level of appeal within the FRD. We believe that we have meritorious defenses and intend to vigorously contest this matter, however, there can be no assurances that we will ultimately prevail. We are in the early stages of the process to challenge the FRD's tax assessment, and the ultimate outcome will not be determined until the Brazilian tax appeal process is complete, which is expected to take many years. In addition, Tilibra's 2008-2012 tax years remain open and subject to audit, and there can be no assurances that we will not receive additional tax assessments regarding the goodwill deducted for the Tilibra acquisition for one or more of those years, which could increase the Company's exposure to a total of approximately $44.5 million (based on current exchange rates), including interest and penalties which have accumulated to date. If the FRD's initial position is ultimately sustained, the amount assessed would adversely affect our reported cash flow in the year of settlement.
Because there is no settled legal precedent on which to base a definitive opinion as to whether we will ultimately prevail, the Company considers the outcome of this dispute to be uncertain. Since it is not more likely than not that we will prevail, in the fourth quarter of 2012, we recorded a reserve in the amount of $44.5 million in consideration of this matter. In addition, the Company will continue to accrue interest related to this matter until such time as the outcome is known or until evidence is presented that we are more likely than not to prevail.

For further information see Note 3, Acquisitions, to the consolidated financial statements contained in Item 8 of this report.

There are various other claims, lawsuits and pending actions against us incidental to our operations. It is the opinion of management that the ultimate resolution of these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows. However, we can make no assurances that we will ultimately be successful in our defense of any of these matters.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “ACCO.” The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported on the NYSE for 2011 and 2012:

	High	Low
2011
First Quarter	$9.66	$7.77
Second Quarter	$10.39	$6.91
Third Quarter	$8.89	$4.62
Fourth Quarter	$10.20	$4.33
2012
First Quarter	$13.25	$9.24
Second Quarter	$13.30	$8.50
Third Quarter	$10.94	$6.01
Fourth Quarter	$7.95	$5.80

As of February 1, 2013, we had approximately 18,263 registered holders of our common stock.

Dividend Policy

We have not paid any dividends on our common stock since becoming a public company. We intend to retain any future earnings to reduce our indebtedness and fund the development and growth of our business. Currently our debt agreements restrict our ability to make dividend payments and we do not anticipate paying any cash dividends in the foreseeable future. Any determination as to the declaration of dividends is at our Board of Directors’ sole discretion based on factors it deems relevant.

STOCK PERFORMANCE GRAPH

The following graph compares the cumulative total stockholder return on our common stock to that of the S&P Office Services and Supplies (SuperCap1500) Index and the Russell 2000 Index assuming an investment of $100 in each from December 31, 2007 through December 31, 2012.

	Cumulative Total Return
	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
ACCO Brands Corporation.	$100.00	$21.51	$45.39	$53.12	$60.16	$45.76
Russell 2000	100.00	66.21	84.20	106.82	102.36	119.09
S&P Office Services and Supplies (SuperCap1500)	100.00	61.97	72.79	86.16	70.12	72.79

ITEM 6. SELECTED FINANCIAL DATA

SELECTED HISTORICAL FINANCIAL DATA

The following table sets forth our selected consolidated financial data. The selected consolidated financial data as of and for the five fiscal years ended December 31, 2012 are derived from our consolidated financial statements. The data should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this annual report.

	Year Ended December 31,
	2012(1)	2011	2010	2009	2008
(in millions of dollars, except per share data)
Income Statement Data:
Net sales	$1,758.5	$1,318.4	$1,284.6	$1,233.3	$1,539.2
Operating income (loss)(2)	139.3	115.2	109.7	75.4	(199.9)
Interest expense, net	89.3	77.2	78.3	67.0	63.7
Other expense (income), net(2)	61.3	3.6	1.2	5.4	(17.8)
Income (loss) from continuing operations(3)	117.0	18.6	7.8	(118.6)	(255.1)
Per common share:
Income (loss) from continuing operations(3)
Basic	$1.24	$0.34	$0.14	$(2.18)	$(4.71)
Diluted	$1.22	$0.32	$0.14	$(2.18)	$(4.71)
Balance Sheet Data (at year end):
Total assets	$2,507.7	$1,116.7	$1,149.6	$1,106.8	$1,282.2
External debt	1,072.1	669.0	727.6	725.8	708.7
Total stockholders’ equity (deficit)	639.2	(61.9)	(79.8)	(117.2)	(3.4)
Other Data:
Cash (used) provided by operating activities	$(7.5)	$61.8	$54.9	$71.5	$37.2
Cash (used) provided by investing activities	(423.2)	40.0	(14.9)	(3.9)	(18.7)
Cash provided (used) by financing activities	360.1	(63.1)	(0.1)	(44.5)	(37.7)

(1)
On May 1, 2012, the Company completed the Merger of the Mead C&OP with a wholly-owned subsidiary of the Company. Accordingly, the results of Mead C&OP are included in the Company's consolidated financial statements from the date of the Merger. For further information on the Merger, see Note 3, Acquisitions, to the consolidated financial statements, contained in Item 8 of this report.

(2)	Income (loss) from continuing operations in the years 2009 and 2008 was impacted by non-cash goodwill and asset impairment charges of $1.7 million and $263.8 million, respectively.

Income (loss) from continuing operations in the year 2012 was impacted by $61.4 million in charges related to the refinancing completed in 2012 and recorded within Other expense (income), net. For further information on our refinancing, see Note 4, Long-term Debt and Short-term Borrowings, to the consolidated financial statements, contained in Item 8 of this report. The year 2008 was impacted by a $19.0 million gain due to early extinguishment of debt relating to the purchase of $49.6 million of our debt.

(3)
Income (loss) from continuing operations for the years 2012, 2011, 2010, 2009 and 2008 was impacted by restructuring charges (income) of $24.3 million, $(0.7) million, $(0.5) million, $17.4 million and $28.8 million, respectively.

Income (loss) from continuing operations for the years 2009 and 2008 was impacted by certain other charges that have been recorded within cost of products sold, and advertising, selling, general and administrative expenses. These charges are incremental to the cost of our underlying restructuring actions and do not qualify as restructuring. These charges include redundant warehousing or storage costs during the transition to new distribution centers, equipment and other asset move costs, ongoing facility overhead and maintenance costs after exit, gains on the sale of exited facilities, certain costs associated with our debt refinancing and employee retention incentives. Within cost of products sold on the Consolidated Statements of Operations for the years ended December 31, 2009 and 2008, these charges totaled $3.4 million and $7.5 million, respectively. Within advertising, selling, general and administrative expenses on the Consolidated Statements of Operations for the years ended December 31, 2009, and 2008, these charges totaled $1.2 million and $3.1 million, respectively. Included within the 2008 result, is a charge for $4.2 million related to the exit of the Company’s former CEO, a $3.5 million gain on the sale of a manufacturing facility and net gains of $2.4 million on the sale of three additional properties. We did not incur these other charges in 2012, 2011 and 2010.

During 2009, we recorded a non-cash charge of $108.1 million to establish a valuation allowance against our U.S. deferred taxes. Following the Merger in the second quarter of 2012, we released into income $126.1 million of the valuation allowance that had been previously recorded against the U.S. deferred income tax assets. For a further discussion of the valuation allowance, see Note 11, Income Taxes, to the consolidated financial statements, contained in Item 8 of this report.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

ACCO Brands is one of the world's largest suppliers of branded school and office products (excluding furniture, computers, printers and bulk paper). We sell our products through many channels that include the office products resale industry as well as through mass retail distribution and e-tailers. We design, develop, manufacture and market a wide variety of traditional and computer-related office products, school supplies and paper-based time management products. Through a focus on research, marketing and innovation, we seek to develop new products that meet the needs of our consumers and commercial end-users, and support our brands. We compete through a balance of innovation, a low-cost operating model and an efficient supply chain. We sell our products primarily to markets located in the United States, Northern Europe, Canada, Brazil, Australia and Mexico.

Our office, school and calendar product lines use name brands such as AT-A-GLANCE®, Day-Timer®, Five Star®, GBC®, Hilroy®, Marbig, Mead®, NOBO, Quartet®, Rexel, Swingline®, Tilibra®, Wilson Jones® and many others. Our products and brands are not confined to one channel or product category and are designed based on end-user preference. We currently manufacture approximately half of our products, and specify and source approximately the other half of our products, mainly from Asia.

The majority of our office products, such as stapling, binding and laminating equipment and related consumable supplies, shredders and whiteboards, are used by businesses. Most of these business end-users purchase their products from our customers, which include commercial contract stationers, retail superstores, mass merchandisers, wholesalers, resellers, mail order and internet catalogs, club stores and dealers. We also supply some of our products directly to large commercial and industrial end-users. Historically, we have targeted the premium end of the product categories in which we compete. However, we also supply private label products for our customers and provide business machine maintenance and certain repair services.

Our school products include notebooks, folders, decorative calendars, and stationery products. We distribute our school products primarily through traditional and online retail mass market, grocery, drug and office superstore channels. We also supply private label products within the school products sector. Our calendar products are sold throughout all channels where we sell office or school products, and we also sell direct to consumers.

Our Computer Products Group designs, distributes, markets and sells accessories for laptop and desktop computers, tablets and smartphones. These accessories primarily include security products, iPad® covers and keypads, smartphone accessories, power adapters, input devices such as mice, laptop computer carrying cases, hubs, docking stations and ergonomic devices. We sell these products mostly under the Kensington®, Microsaver® and ClickSafe® brand names. All of our computer products are manufactured by third-party suppliers, principally in Asia, and are stored in and distributed from our regional facilities. These computer products are sold primarily to consumer electronics online retailers, information technology value-added resellers, original equipment manufacturers and office products retailers.

We believe our leading product positions provide the scale to enable us to invest in product innovation and drive growth across our product categories. In addition, the expertise we use to satisfy the exacting technical specifications of our more demanding commercial customers is in many instances the basis for expanding our products and innovations to consumer products. We plan to grow via a strategy of organic growth supplemented by acquisitions that can leverage our existing business.

Mead C&OP Merger and Debt Refinancing

On November 17, 2011, we announced the signing of a definitive agreement to acquire the Mead Consumer and Office Products Business (“Mead C&OP”). On May 1, 2012, we completed the merger ("Merger") of Mead C&OP with a wholly-owned subsidiary of the Company. Mead C&OP is a leading manufacturer and marketer of school supplies, office products, and planning and organizing tools - including the Mead®, Five Star®, Trapper Keeper®, AT-A-GLANCE®, Cambridge®, Day Runner®, Hilroy, Tilibra and Grafons brands in the U.S., Canada and Brazil.

In the Merger, MeadWestvaco Corporation (“MWV”) shareholders received 57.1 million shares of the Company's common stock, or 50.5% of the combined company, valued at $602.3 million on the date of the Merger. After the transaction was completed we had 113.1 million common shares outstanding.

Under the terms of the Merger agreement, MWV established a new subsidiary (“Monaco SpinCo Inc.”) to which it conveyed Mead C&OP in return for a $460.0 million payment. The shares of Monaco SpinCo Inc. were then distributed to MWV's shareholders as a dividend. Immediately after the spin-off and distribution, a newly formed subsidiary of the Company merged with and into Monaco SpinCo Inc. and MWV shareholders effectively received in the stock dividend and subsequent conversion approximately one share of ACCO Brands common stock for every three shares of MWV they held. Fractional shares were paid in cash. The subsidiary company subsequently merged with Mead Products LLC (“Mead Products”), the surviving corporate entity, which is a wholly-owned subsidiary of ACCO Brands Corporation.

As of December 31, 2012, $30.5 million has been received back from MWV through working capital adjustments to the purchase price.

For accounting purposes, the Company was the acquiring enterprise. The Merger was accounted for as a purchase business combination. Accordingly, the results of Mead C&OP are included in the Company's consolidated financial statements from the date of the Merger. In connection with this transaction, in the years ended December 31, 2012 and 2011, we incurred expenses of $22.9 million and $5.6 million, respectively, related to the transaction, including integration costs.

On May 1, 2012, we entered into a refinancing in conjunction with the Merger. The refinancing transactions reduced our effective interest rate while increasing our borrowing capacity and extending the maturities of our credit facilities.

The new credit facilities and notes are as follows:

•	$250 million of U.S. Dollar Senior Secured Revolving Credit Facilities due May 2017

•	$285 million of U.S. Dollar Senior Secured Term Loan A due May 2017

•	C$34.5 million of Canadian Dollar Senior Secured Term Loan A due May 2017

•	$450 million of U.S. Dollar Senior Secured Term Loan B due May 2019

•	$500 million of U.S. Dollar Senior Unsecured Notes due May 2020

Interest rates under the senior secured term loans are based on the London Interbank Offered Rate (LIBOR). The range of borrowing costs under the pricing grid is LIBOR plus 3.00% for the Term A loans and LIBOR plus 3.25% with a LIBOR rate floor of 1.00% for the Term B loans. The senior secured credit facilities had a weighted average interest rate of 3.89% as of December 31, 2012 and the senior unsecured notes have an interest rate of 6.75%.

In addition, on May 1, 2012, we repurchased or discharged all of our outstanding senior secured notes of $425.1 million, due March 2015, for $464.7 million including a premium and related fees of $39.6 million. On May 4, 2012, we redeemed all of our outstanding senior subordinated notes of $246.3 million, due August 2015, for $252.6 million including a premium of $6.3 million. We also terminated our senior secured asset-based revolving credit facility of $175.0 million, which was undrawn as of May 1, 2012. Associated with these transactions were $15.5 million in write-offs for original issue discount and debt origination costs.

In conjunction with our refinancing, we paid $38.5 million in additional bank, legal and advisory fees associated with our new credit facilities. These fees were capitalized and will be amortized over the life of the credit facilities and senior unsecured notes.

During 2012, we voluntarily repaid $200.3 million of our debt comprising $64.2 million of our U.S. Dollar Senior Secured Term Loan A, $12.9 million of our Canadian Dollar Senior Secured Term Loan A and $123.2 million of our U.S. Dollar Senior Secured Term Loan B.

As part of the inclusion of Mead C&OP 's financial results with those of the Company, certain information technology costs associated with the manufacturing and distribution operations have been reclassified from advertising, selling, general and administrative expenses (SG&A) to cost of products sold. This reclassification was done to enable the financial results of the two businesses to be consistent and to better reflect those costs associated with the cost of products sold. All prior periods have been reclassified to make the results comparable. For the years ended December 31, 2011 and 2010 reclassified costs totaled $15.5 million and $14.6 million, respectively. These historical reclassifications have had no effect on net income.

Discontinued Operations

As of May 31, 2011, we disposed of the GBC Fordigraph Pty Ltd (“GBC Fordigraph”) business. The Australia-based business was formerly part of the ACCO Brands International segment and the results of operations are included in the financial statements as a discontinued operation for all periods presented. GBC Fordigraph represented $45.9 million in annual net sales for the year ended December 31, 2010. In 2011, we received net proceeds of $52.9 million and recorded a gain on the sale of $41.9 million ($36.8 million after-tax).

For further information on the Company’s discontinued operations see Note 19, Discontinued Operations, to the consolidated financial statements contained in Item 8 of this report.

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements of ACCO Brands Corporation and the accompanying notes contained therein. Unless otherwise noted, the following discussion pertains only to our continuing operations.

Adjustments Subsequent to the Earnings Release Filed on Form 8-K on February 13, 2013

On February 21, 2013, in connection with completing our 2012 audited financial statements for filing in this report, we determined that the Company should record a reserve in the amount of $44.5 million in consideration of a contingent liability related to a tax assessment issued in December 2012 by the Federal Revenue Department of the Ministry of Finance of Brazil against the Company's newly acquired indirect subsidiary, Tilibra Produtos de Papelaria Ltda. ("Tilibra"). Of the total reserve recorded, $43.3 million was an adjustment to the allocation of the purchase price for the fair value of non-current liabilities assumed as of the acquisition date and was recorded as an increase to goodwill and the remaining $1.2 million was charged to current income tax expense and represents additional interest that has accumulated since the date of the acquisition. One additional revision resulted in a reduction of both deferred tax liabilities and goodwill of $9.9 million. These adjustments were recorded as the Company continues its process of finalizing the purchase price allocation for the Merger. For further information see Note 3, Acquisitions, to the consolidated financial statements contained in Item 8 of this report.

The Company also recorded an additional tax expense of $2.9 million reflecting an adjustment to the deferred tax expense to reflect a change in certain tax rates for which deferred taxes have previously been provided in other comprehensive income (loss).

The net effect of these changes was to reduce the Company's previously reported net income for the twelve months ended December 31, 2012 as included on the Form 8-K filed on February 13, 2013 by $4.1 million to $115.4 million, reduce earnings per diluted share by $0.04 to $1.20 per diluted share and increase our previously reported net loss for the three months ended December 31, 2012 by $4.1 million to $16.6 million or by $0.04 per diluted share to $0.15 loss per diluted share. There was no change to the amount of pretax income previously reported.

Overview of Company Performance

ACCO Brands’ results are dependent upon a number of factors affecting sales, including pricing and competition. Historically, key drivers of demand in the office and school products industries have included trends in white collar employment levels, enrollment levels in education, gross domestic product (GDP) and growth in the number of small businesses and home offices together with usage of personal computers. Pricing and demand levels for office products have also reflected a substantial consolidation within the global resellers of office products. This consolidation has led to multiple years of industry pricing pressure and a more efficient level of asset utilization by customers, resulting in lower sales pricing and volume for suppliers of office products. In February 2013, two of our largest customers, Office Depot and Office Max, announced that they have entered into a merger agreement.  While management currently expects that the effects on our business of the proposed merger, if consummated, would be realized primarily in our retail channel, which only represents approximately one-third of our business with these customers, there can be no assurance that the combination of these two large customers will not adversely affect our business and results of operations.  See “Risk Factors - Our customers may further consolidate, which could adversely impact our margins and sales."

With 45% of revenues for the year ended December 31, 2012 arising from foreign operations, exchange rate fluctuations can play a major role in our reported results. Foreign currency fluctuations impact the business in two ways: 1) the translation of our foreign operations results into U.S. dollars: a weak U.S. dollar benefits us and a strong U.S. dollar reduces the dollar-denominated contribution from foreign operations; and 2) the impact of foreign currency fluctuations on cost of goods sold. Approximately half of the products we sell worldwide are sourced from Asia, and are paid for in U.S. dollars. However, our international operations sell in their local currency and are exposed to their domestic currency movements against the U.S. dollar. A strong U.S. dollar, therefore, increases our cost of goods sold and a weak U.S. dollar decreases our cost of goods sold for our international operations.

We respond to these market changes by adjusting selling prices, but this response can be difficult during periods of rapid fluctuation. A significant portion of our foreign-currency cost of goods purchases is hedged with forward foreign currency contracts, which delays the economic effect of a fluctuating U.S. dollar helping us align our market pricing. The financial impact on our business from foreign exchange movements for our cost of goods is also further delayed until the inventory is sold. Foreign exchange exposures impact the business at different times: the translation of results is impacted immediately when the exchange rates move, whereas the impact on cost of goods is typically delayed due to a combination of currency hedging strategies and our inventory cycle.

The cost of certain commodities used to make products increased significantly, during 2011, negatively impacting cost of goods, mainly for products sold in the second half of the year. We implemented price increases in the first and third quarters of 2011 to offset these cost increases. As commodity costs continued to rise, in the first quarter of 2012, we implemented price increases in a limited number of markets in an effort to further offset increases in commodity costs. We continue to monitor commodity costs and work with suppliers and customers to negotiate balanced and fair pricing that best reflects the current economic environment.

During the first quarter of 2012, we committed to new cost savings plans intended to improve the efficiency and effectiveness of our businesses. The cost savings activities are principally in the U.S. and the U.K. We believe these actions will benefit our efforts to improve profitability and enhance shareholder value. These actions are expected to result in approximately $8 million in annualized cost savings when fully realized. In connection with these actions, we incurred pretax charges, principally employee termination and severance costs, of approximately $7 million in 2012, substantially all of which were recorded in the six months ending June 30, 2012. Cash costs related to these charges, net of asset sale proceeds, are expected to be approximately $5 million, which we substantially recovered in savings in the second half of 2012. During the year ended December 31, 2012, we received proceeds of $2.7 million related to the sale of a facility in the U.K.

The actions described in the preceding paragraph were independent of and not a part of any plan of integration related to our acquisition of Mead C&OP.

In the second quarter of 2012, we committed to cost savings plans largely related to the consolidation and integration of Mead C&OP. The largest plan, which is expected to result in employee severance charges of approximately $11 million, is related to our dated goods business and involves closing a facility in East Texas, Pennsylvania during March 2013 and relocating its activities. We expect to realize cash savings equal to the cash cost by the end of 2014. The East Texas facility is owned by us and will be marketed for sale. However, current real estate market conditions make a future sale date uncertain and therefore the foregoing estimates do not reflect potential cash sale proceeds from the sale of the facility. The remaining plans are primarily related to eliminating duplication in the management advertising, selling, general and administrative structures in the U.S. and Canada. Between now and the fourth quarter of 2013, we anticipate additional restructuring charges of approximately $25 million, of which approximately $4 million are non-cash charges. These charges relate to cost-reduction initiatives in the company's European and North American operations and are associated with the completion of the Mead integration and productivity initiatives. The cash component of the charge will approximate $15 million in 2013 and $6 million in 2014.

In the first quarter of 2011, we initiated plans to rationalize our European operations. The associated costs primarily related to employee terminations, which were accounted for as regular business expenses in selling, general and administrative expenses and were primarily incurred in the first half of 2011. These were largely offset by associated savings realized in the second half of 2011. These costs totaled $4.5 million during the year ended December 31, 2011.

We fund our liquidity needs for capital investment, working capital and other financial commitments through cash flow from continuing operations and our $250.0 million senior secured revolving credit facility. Based on our borrowing base, as of December 31, 2012, $238.5 million remained available for borrowing under this facility.

During 2009, we determined that it was no longer more likely than not that our U.S. deferred tax assets would be realized, and as a result, we recorded a non-cash charge of $108.1 million to establish a valuation allowance against our U.S. deferred tax assets. Due to the acquisition of Mead C&OP in the second quarter of 2012, we analyzed our need for maintaining valuation reserves against the expected U.S. future tax benefits. Based on our analysis we determined that there existed sufficient evidence in the form of future taxable income from the combined operations to release $126.1 million of the valuation allowance that had been previously recorded against the U.S. deferred income tax assets. The resulting deferred tax assets are comprised principally of net operating loss carry-forwards, that are expected to be fully realized within the expiration period and other temporary differences.

Fiscal 2012 versus Fiscal 2011

The following table presents the Company’s results for the years ended December 31, 2012 and 2011.

	Year Ended December 31,		Amount of Change
(in millions of dollars)	2012	2011	$	%
Net sales	$1,758.5	$1,318.4	$440.1	33%
Cost of products sold	1,225.1	919.2	305.9	33%
Gross profit	533.4	399.2	134.2	34%
Gross profit margin	30.3%	30.3%		0.0	pts
Advertising, selling, general and administrative expenses	349.9	278.4	71.5	26%
Amortization of intangibles	19.9	6.3	13.6	NM
Restructuring charges (income)	24.3	(0.7)	25.0	NM
Operating income	139.3	115.2	24.1	21%
Operating income margin	7.9%	8.7%		(0.8)	pts
Interest expense, net	89.3	77.2	12.1	16%
Equity in earnings of joint ventures	(6.9)	(8.5)	(1.6)	(19)%
Other expense, net	61.3	3.6	57.7	NM
Income tax (benefit) expense	(121.4)	24.3	(145.7)	NM
Effective tax rate	NM	56.6%		NM
Income from continuing operations	117.0	18.6	98.4	NM
Income (loss) from discontinued operations, net of income taxes	(1.6)	38.1	(39.7)	(104)%
Net income	115.4	56.7	58.7	NM

Net Sales

Net sales increased $440.1 million, or 33%, to $1.76 billion compared to $1.32 billion in the prior-year period. The acquisition of Mead C&OP contributed sales of $551.5 million. The underlying decline of $111.4 million includes an unfavorable currency translation of $17.1 million, or 1%. The remaining decline of $94.3 million, or 7%, occurred primarily in the International and North America business segments.

International segment sales declined $61 million (excluding the effect of Mead C&OP and currency translation) of which the decline in the European business accounted for $56 million. Approximately $32 million of the European decline was due to the Company's decision to re-focus on more profitable business; the remainder of the European decline was due to the weak economic environment. Australia also experienced weak consumer demand and lower price points.

North American segment sales declined $27 million (excluding the effect of Mead C&OP and currency translation). Approximately half of the sales decline was in the direct channel, which services large U.S. print finishing customers, with the remainder mainly from lower Canadian sales and declines in the calendar business.

Cost of Products Sold

Cost of products sold includes all manufacturing, product sourcing and distribution costs, including depreciation related to assets used in the manufacturing, procurement and distribution process, allocation of certain information technology costs supporting those processes, inbound and outbound freight, shipping and handling costs, purchasing costs associated with materials and packaging used in the production processes. Cost of products sold increased $305.9 million, or 33%, to $1.23 billion. The acquisition of Mead C&OP contributed $355.8 million, which includes $13.3 million in amortization of the acquisition step-up in inventory value. Excluding the impact of Mead C&OP acquisition, the principal drivers of the underlying decline of $49.9 million were lower sales volumes and a $12.1 million impact of favorable currency translation.

As part of the inclusion of Mead C&OP's financial results with those of the Company, certain information technology costs associated with the manufacturing and distribution operations have been reclassified from advertising, selling, general and administrative expenses to cost of products sold. This reclassification was done to enable the financial results of the two businesses to be consistent and to better reflect those costs associated with the cost of products sold. All prior periods have been reclassified to make the results comparable. For the year ended December 31, 2011, reclassified costs totaled $15.5 million. These historical reclassifications were not material and had no effect on net income.

Gross Profit

Management believes that gross profit and gross profit margin provide enhanced shareholder understanding of underlying profit drivers. Gross profit increased $134.2 million, or 34%, to $533.4 million. The acquisition of Mead C&OP contributed $195.7 million, which includes a $13.3 million charge for the acquisition step-up in inventory value. The principal drivers of the underlying decline of $61.5 million were lower sales volumes and a $5.0 million impact of unfavorable currency translation. Gross profit margin was unchanged at 30.3%. The inclusion of Mead C&OP, which has a mix of relatively higher margin products, was offset by an adverse sales mix in the legacy ACCO Brands businesses and the charge for the acquisition step-up in inventory value.

SG&A (Advertising, selling, general and administrative expenses)

Advertising, selling, general and administrative expenses (SG&A) include advertising, marketing, selling (including commissions), research and development, customer service, depreciation related to assets outside the manufacturing and distribution processes and all other general and administrative expenses outside the manufacturing and distribution functions (e.g., finance, human resources, etc.). SG&A increased $71.5 million, or 26%, to $349.9 million, and as a percentage of sales, SG&A decreased to 19.9% from 21.1% in the prior-year period. The acquisition of Mead C&OP contributed $77.9 million of the increase. The underlying decrease of $6.4 million was driven by savings in the North America and International business segments and the absence of $4.5 million of business rationalization charges within our European operations incurred during 2011 as well as favorable currency translation of $2.6 million, partially offset by $22.9 million in transaction and integration costs associated with the acquisition of Mead C&OP.

Restructuring Charges

Employee termination and severance charges included in restructuring charges primarily relate to our plans for integration with Mead C&OP that were initiated in the second quarter of 2012. These charges were $24.3 million in the current year period compared to income of $0.7 million in the prior-year period due to the release of reserves related to prior projects no longer required. The current year period charges primarily relate to consolidation and integration of the recently acquired Mead C&OP business, but also include certain cost savings plans that are expected to improve the efficiency and effectiveness of our U.S. and European businesses.

Operating Income

Operating income increased $24.1 million, or 21%, to $139.3 million and as a percentage of sales operating income declined to 7.9% from 8.7%. The acquisition of Mead C&OP increased operating income by $101.2 million. The underlying decline of $77.1 million was driven by $24.3 million in restructuring costs, $22.9 million in transaction and integration costs associated with the acquisition of Mead C&OP, a $13.3 million charge for the acquisition step-up in inventory value, lower sales volume in the legacy ACCO Brands businesses and unfavorable currency translation of $2.2 million. Savings in the North America and International business segments and the absence of $4.5 million of business rationalization charges within our European operations incurred during 2011 partially offset the underlying decline.

Interest Expense, Net, Equity in Earnings of Joint Ventures and Other Expense, Net

Interest expense was $89.3 million compared to $77.2 million in the prior-year period. The increase was due to merger-related expenses for the committed financing required for the Merger of $16.4 million and accelerated amortization of debt origination costs of $3.6 million. The underlying decrease was due to our refinancing completed in May 2012 which substantially lowered our effective interest rate. Also, 2011 includes $1.2 million of accelerated amortization of debt origination costs resulting from debt repayments in the third quarter of 2011.

Equity in earnings of joint ventures was income of $6.9 million compared to $8.5 million in the prior-year period. During the fourth quarter of 2012 we took an impairment charge of $1.9 million related our Neschen GBC Graphics Films, LLC ("Neschen")joint venture. The Company has committed at the end of 2012 to pursue an exit strategy with regards to Neschen, due to significant excess capacity and other opportunities to reduce our costs of products sourced from Neschen.

Other expense, net, was $61.3 million compared to expense of $3.6 million in the prior year period. The significant increase was due to the refinancing of our debt in May 2012. The Company repurchased or discharged all of its outstanding Senior Secured Notes of $425.1 million, due March 2015, for $464.7 million including a premium and related fees of $39.6 million, and redeemed all of its outstanding Senior Subordinated Notes of $246.3 million, due August 2015, for $252.6 million including a premium of $6.3 million. The increase was also due to the write-off of debt origination costs of $15.5 million related to the refinanced debt. In the prior year we paid $3.0 million in premiums on the repurchase of $34.9 million of our Senior Secured Notes.

Income Taxes

Income tax benefit from continuing operations was $121.4 million on a loss before taxes of $4.4 million compared to an income tax expense from continuing operations of $24.3 million on income before taxes of $42.9 million in the prior-year period. The tax benefit for 2012 is primarily due to the release of certain valuation allowances for the U.S. of $126.1 million and certain foreign jurisdictions in the amount of $19.0 million. The high effective tax rate for 2011 of 56.6% is due to no tax benefit being provided on losses incurred in the U.S. and certain foreign jurisdictions where valuation reserves are recorded against future tax benefits. For a further discussion of income taxes and the release of the valuation allowances see Note 11 Income Taxes, to the consolidated financial statements contained in Item 8 of this report.

Income from Continuing Operations

Income from continuing operations was $117.0 million, or $1.22 per diluted share, compared to income of $18.6 million, or $0.32 per diluted share in the prior-year.

Income (loss) from Discontinued Operations

Loss from discontinued operations was $1.6 million, or $0.02 per diluted share, compared to income of $38.1 million, or $0.66 per diluted share in the prior-year.

Discontinued operations include the results of GBC Fordigraph, which was sold during the second quarter of 2011, and the commercial print finishing business, which was sold during 2009. For a further discussion of discontinued operations see Note 19, Discontinued Operations, to the consolidated financial statements contained in Item 8 of this report.

The components of discontinued operations for the years ended December 31, 2012 and 2011 are as follows:

(in millions of dollars)	2012	2011
Income from operations before income taxes	$—	$2.5
Gain (loss) on sale before income taxes	(2.1)	41.5
Provision (benefit) for income taxes	(0.5)	5.9
Income (loss) from discontinued operations	$(1.6)	$38.1

Net Income

Net income was $115.4 million, or $1.20 per diluted share, compared to net income of $56.7 million, or $0.98 per diluted share, in the prior year.

Segment Discussion

	Year Ended December 31, 2012				Amount of Change
	Net Sales	Segment Operating Income (A)	Operating Income Margin	Adjusted Charges (B)	Net Sales	Net Sales	Segment Operating Income	Segment Operating Income	Margin Points

(in millions of dollars)					$	%	$	%
ACCO Brands North America	$1,028.2	$86.2	8.4%	$37.2	$405.1	65%	$48.8	130%	240
ACCO Brands International	551.2	62.0	11.2%	5.2	46.2	9%	3.1	5%	(50)
Computer Products Group	179.1	35.9	20.0%	0.3	(11.2)	(6)%	(11.2)	(24)%	(480)
Total segment sales	$1,758.5	$184.1			$440.1		$40.7

	Year Ended December 31, 2011
	Net Sales	Segment Operating Income (A)	Operating Income Margin	Adjusted Charges (B)

(in millions of dollars)
ACCO Brands North America	$623.1	$37.4	6.0%	$—
ACCO Brands International	505.0	58.9	11.7%	—
Computer Products Group	190.3	47.1	24.8%	—
Total segment operating income	$1,318.4	$143.4

(A)     Segment operating income excludes corporate costs; Interest expense, net; Equity in earnings of joint ventures and Other expense, net. See Note 16, Information on Business Segments, to the consolidated financial statements contained in Item 8 of this report for a reconciliation of total segment operating income to income from continuing operations before income taxes.

(B)    Adjusted charges include restructuring charges for 2012 and non-recurring charges related to the Merger.

ACCO Brands North America

ACCO Brands North America net sales increased $405.1 million, or 65%, to $1.03 billion, compared to $623.1 million in the prior-year period. The acquisition of Mead C&OP contributed sales of $432.6 million. The remaining decline of $27.5 million includes an unfavorable currency translation of $0.9 million. The comparable decline (exclusive of currency translation) of $26.6 million, or 4%, occurred in the legacy ACCO Brands U.S. and Canadian businesses due to lower demand from large print finishing customers, weak demand including lower customer inventories and declines in the calendar business.

ACCO Brands North Americas operating income increased $48.8 million, or 130%, to $86.2 million, and operating income margin increased to 8.4% from 6.0% in the prior-year period. The acquisition of Mead C&OP contributed $81.4 million, net of other charges consisting of $11.5 million in amortization of the acquisition step-up in inventory value and $2.2 million of restructuring charges. The underlying decrease of $32.6 million was driven by $23.5 million of other charges, consisting of $18.4 million of restructuring charges, $5.1 million of integration charges, as well as, lower sales and unfavorable product mix (higher sales of low-margin products). This was partially offset by savings within SG&A.

ACCO Brands International

ACCO Brands International net sales increased $46.2 million, or 9%, to $551.2 million compared to $505.0 million in the prior-year period. The acquisition of Mead C&OP contributed sales of $118.9 million. The remaining decline of $72.7 million includes an unfavorable currency translation of $11.9 million, or 2%. The comparable decline (exclusive of currency translation) was $60.8 million, or 12%. Of this decline, Europe accounted for $56 million - of which approximately $32 million was anticipated from our previously announced plans to restructure the business and focus on more profitable products, channels and/or geographic markets. The remaining $24 million in European sales decline together with an $11 million decline in our Australian sales was due to weak consumer demand, lower pricing, customer focus on lower-price-point items and share loss to our customers' directly sourced opening price point items. We achieved some modest growth in the legacy Latin American business that partially offset the declines noted above.

ACCO Brands International operating income increased $3.1 million, or 5%, to $62.0 million, and operating income margin decreased to 11.2% from 11.7% in the prior-year period. The acquisition of Mead C&OP contributed $19.8 million, net of other charges consisting of $1.8 million in amortization of the acquisition step-up in inventory value. Europe also incurred $3.4 million in restructuring charges, primarily during the first quarter of 2012. The remaining decrease of $13.3 million in operating income was primarily driven by lower sales volume and pricing in Australia. The European business largely offset its substantial top-line decline through cost reductions.

Computer Products Group

Computer Products net sales decreased $11.2 million, or 6%, to $179.1 million compared to $190.3 million in the prior-year period. Unfavorable foreign currency translation decreased sales by $4.3 million, or 2%. The remaining decrease primarily reflects lower net pricing due to promotions and the loss of $3.2 million in royalty income. Volume increased slightly as sales of new products for smartphones and tablets offset lower sales of PC accessories, including high-margin PC security products.

Operating income decreased $11.2 million, or 24%, to $35.9 million, and operating margin decreased to 20.0% from 24.8%. The decrease was primarily due to lower pricing, loss of royalty income and unfavorable product mix, impacted by the lower security product volume as noted above.

Fiscal 2011 versus Fiscal 2010

The following table presents the Company’s results for the years ended December 31, 2011, and 2010.

	Year Ended December 31,		Amount of Change
(in millions of dollars)	2011	2010	$	%
Net sales	$1,318.4	$1,284.6	$33.8	3%
Cost of products sold	919.2	902.0	17.2	2%
Gross profit	399.2	382.6	16.6	4%
Gross profit margin	30.3%	29.8%		0.5	pts
Advertising, selling, general and administrative expenses	278.4	266.7	11.7	4%
Amortization of intangibles	6.3	6.7	(0.4)	(6)%
Restructuring income	(0.7)	(0.5)	(0.2)	(40)%
Operating income	115.2	109.7	5.5	5%
Operating income margin	8.7%	8.5%		0.2	pts
Interest expense, net	77.2	78.3	(1.1)	(1)%
Equity in earnings of joint ventures	(8.5)	(8.3)	0.2	2%
Other expense, net	3.6	1.2	2.4	200%
Income tax expense	24.3	30.7	(6.4)	(21)%
Effective tax rate	56.6%	79.7%		NM
Income from continuing operations	18.6	7.8	10.8	NM
Income from discontinued operations, net of income taxes	38.1	4.6	33.5	728%
Net income	56.7	12.4	44.3	NM

Net Sales

Net sales increased $33.8 million, or 3%, to $1.32 billion, primarily due to translation gains from the U.S. dollar weakening relative to the prior-year period, which favorably impacted sales by $39.8 million, or 3%. Underlying sales declined modestly as lower volume in the International and Americas segments were partially offset by higher pricing and volumes gains in the Computer Products segment.

Cost of Products Sold

Cost of products sold includes all manufacturing, product sourcing and distribution costs, including depreciation related to assets used in the manufacturing, procurement and distribution process, allocation of certain information technology costs supporting those processes, inbound and outbound freight, shipping and handling costs, purchasing costs associated with materials and packaging used in the production processes. Cost of products sold increased $17.2 million, or 2% to $919.2 million. The increase reflects the impact of unfavorable currency translation of $25.8 million as well as higher commodity and fuel costs, which were partially offset by lower sales volume and improved manufacturing, freight and distribution efficiencies.

As part of the inclusion of Mead C&OP's financial results with those of the Company, certain information technology costs associated with the manufacturing and distribution operations have been reclassified from advertising, selling, general and administrative expenses to cost of products sold. This reclassification was done to enable the financial results of the two businesses to be consistent and to better reflect those costs associated with the cost of products sold. All prior periods have been reclassified to make the results comparable. For the years ended December 31, 2011 and 2010, reclassified costs totaled $15.5 million and $14.6 million, respectively. These historical reclassifications were not material and had no effect on net income.

Gross Profit

Management believes that gross profit and gross profit margin provide enhanced shareholder appreciation of underlying profit drivers. Gross profit increased $16.6 million, or 4%, to $399.2 million. The increase in gross profit was primarily due to the benefit from favorable currency translation of $14.0 million. Gross profit margin increased to 30.3% from 29.8%, primarily due to improved freight and distribution efficiencies, particularly in Europe.

SG&A (Advertising, selling, general and administrative expenses)

SG&A expenses include advertising, marketing, selling (including commissions), research and development, customer service, depreciation related to assets outside the manufacturing and distribution processes and all other general and administrative expenses outside the manufacturing and distribution functions (e.g., finance, human resources, etc.). SG&A increased $11.7 million, or 4%, to $278.4 million, of which currency translation contributed $6.8 million of the increase. SG&A as a percentage of sales increased to 21.1% from 20.8% . This increase was due to $5.6 million in costs associated with the pending acquisition of Mead C&OP. Business rationalization charges of $4.5 million, primarily incurred in the first quarter of 2011, were offset by savings during the rest of the 2011.

Operating Income

Operating income increased $5.5 million, or 5%, to $115.2 million, and as a percentage of sales, operating income increased modestly to 8.7% from 8.5%. The increase in operating income was driven by $7.0 million of favorable currency translation and improved gross margins, partially offset by the SG&A cost increases described above.

Interest Expense, Net and Other Expense, Net

Interest expense was $77.2 million compared to $78.3 million in the prior-year. The decrease in interest was due to repurchases of our Senior Secured Notes and Senior Subordinated Notes totaling $34.9 million and $25.0 million, respectively, as well as lower borrowings under our revolving credit facility during the year. This reduction was partially offset by the acceleration of debt origination amortization costs resulting from bond repurchases of $1.2 million.

Other expense was $3.6 million compared to $1.2 million in the prior-year period. The increase was due to $3.0 million of premium paid on the repurchase of $34.9 million of the Senior Secured Notes, partially offset by lower foreign exchange losses in the current year.

Income Taxes

Income tax expense from continuing operations was $24.3 million on income before taxes of $42.9 million compared to an income tax expense from continuing operations of $30.7 million on income before taxes of $38.5 million in the prior year. The high effective tax rates for 2011 and 2010 are due to no tax benefit being provided on losses incurred in the U.S. and certain foreign jurisdictions where valuation reserves are recorded against future tax benefits. Included in the 2011 amount is a $2.8 million benefit from the reversal of a valuation reserve in the U.K. Included in the 2010 amount is an $8.6 million expense recorded to reflect the tax impact of foreign currency fluctuations on an intercompany debt obligation, partially offset by the benefit of a $2.8 million out-of-period adjustment to increase deferred tax assets of a non-U.S. subsidiary.

Income from Continuing Operations

Income from continuing operations was $18.6 million, or $0.32 per diluted share, compared to income of $7.8 million, or $0.14 per diluted share in the prior-year period.

Income from Discontinued Operations

Income from discontinued operations was $38.1 million, or $0.66 per diluted share, compared to income of $4.6 million, or $0.08 per diluted share in the prior-year period.

Discontinued operations include the results of GBC Fordigraph, which was sold during the second quarter of 2011, and the commercial print finishing business, which was sold during 2009. For a further discussion of discontinued operations see Note 19, Discontinued Operations, to the consolidated financial statements contained in Item 8 of this report.

The components of discontinued operations for the years ended December 31, 2011 and 2010 are as follows:

(in millions of dollars)	2011	2010
Income from operations before income tax	$2.5	$6.6
Gain (loss) on sale before income tax	41.5	(0.1)
Income tax expense	5.9	1.9
Income from discontinued operations	$38.1	$4.6

Net Income

Net income was $56.7 million, or $0.98 per diluted share, compared to net income of $12.4 million, or $0.22 per diluted share, in the prior-year period.

Segment Discussion

	Year Ended December 31, 2011			Amount of Change
	Net Sales	Segment Operating Income (A)	Operating Income Margin	Net Sales	Net Sales	Segment Operating Income	Segment Operating Income	Margin Points

(in millions of dollars)				$	%	$	%
ACCO Brands North America	$623.1	$37.4	6.0%	$(8.5)	(1)%	$(6.8)	(15)%	(100)
ACCO Brands International	505.0	58.9	11.7%	29.0	6%	15.3	35%	250
Computer Products Group	190.3	47.1	24.8%	13.3	8%	4.1	10%	50
Total segment sales	$1,318.4	$143.4		$33.8		$12.6

	Year Ended December 31, 2010
	Net Sales	Segment Operating Income (A)	Operating Income Margin

(in millions of dollars)
ACCO Brands North America	$631.6	$44.2	7.0%
ACCO Brands International	476.0	43.6	9.2%
Computer Products Group	177.0	43.0	24.3%
Total segment operating income	$1,284.6	$130.8

(A)     Segment operating income excludes corporate costs; Interest expense, net; Equity in earnings of joint ventures and Other expense, net. See Note 16, Information on Business Segments, to the consolidated financial statements contained in Item 8 of this report for a reconciliation of total segment operating income to income from continuing operations before income taxes.

ACCO Brands North America

ACCO Brands North America net sales decreased $8.5 million, or 1% to $623.1 million, compared to $631.6 million in the prior-year period. Foreign currency translation favorably impacted sales by $3.9 million. Sales volume declined 4%, primarily in the U.S. due to inventory management initiatives by certain customers. The decline was partially offset by higher pricing and increased volumes in Canada.

Operating income decreased $6.8 million, or 15%, to $37.4 million and included favorable foreign currency translation of $0.6 million. Operating income margin decreased to 6.0% from 7.0% in the prior-year period primarily due to the deleveraging of fixed costs due to lower sales volume.

ACCO Brands International

ACCO Brands International net sales increased $29.0 million, or 6%, to $505.0 million, compared to $476.0 million in the prior-year period. The increase was driven by foreign currency translation, which increased sales by $31.4 million, or 7%. Sales volume declined 3% due to weak European market demand, partially offset by European price increases and small volume gains in the Latin America and Asia-Pacific regions.

Operating income increased $15.3 million, or 35%, to $58.9 million, including a $4.9 million benefit from foreign currency translation. Operating income margin increased to 11.7% from 9.2%, mainly due to the substantial improvements in European operations, resulting from higher pricing, improved freight and distribution efficiencies, as well as SG&A savings. Included in the net SG&A savings were $4.5 million of business rationalization charges within Europe.

Computer Products Group

Computer Products net sales increased $13.3 million, or 8%, to $190.3 million. The favorable impact from foreign currency translation increased sales by $4.5 million, or 3%. The remainder of the increase primarily reflects volume gains from sales of new accessory products for smartphones and tablets.

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

Liquidity and Capital Resources

Our primary liquidity needs are to service indebtedness, reduce our borrowing, fund capital expenditures and support working capital requirements. Our principal sources of liquidity are cash flows from operating activities, cash and cash equivalents held and seasonal borrowings under our senior secured revolving credit facility. We maintain adequate financing arrangements at market rates. Because of the seasonality of our business we typically carry greater cash balances in the first, second and third quarters of our fiscal year. Lower cash balances are typically carried during the fourth quarter due to the absorption of our Brazilian cash into working capital. Our Brazilian business is highly seasonal due to the combined impact of the back-to-school season coinciding with the calendar year-end in the fourth quarter. Due to various tax laws, it is costly to transfer short-term working capital in and out of Brazil. Our normal practice is therefore to hold seasonal cash requirements within Brazil, invested in Brazilian government securities. Our priority for all other cash flow use over the near term, after funding internal growth, is debt reduction, and investment in new products through both organic development and acquisitions.

Any available overseas cash, other than that held for working capital requirements in Brazil, is repatriated on a continuous basis. Undistributed earnings of foreign subsidiaries that are expected to be permanently reinvested and thus not available for repatriation, aggregate approximately $586 million and $517 million as of December 31, 2012 and 2011, respectively. If these amounts were distributed to the U.S., in the form of a dividend or otherwise, we would be subject to additional U.S. income taxes. Determination of the amount of unrecognized deferred income tax liabilities on these earnings is not practicable.

Refinancing Transactions

On May 1, 2012 we entered into a refinancing in conjunction with the Merger.

For further information on our refinancing see Introduction - Mead C&OP Merger and Debt Refinancing contained elsewhere in Item 7 of this report and Note 4, Long-term Debt and Short-term Borrowings, to the consolidated financial statements contained in Item 8 of this report.

Loan Covenants

We must meet certain restrictive financial covenants as defined under the senior secured credit facilities. The covenants become more restrictive over time and require us to maintain certain ratios related to consolidated leverage and consolidated interest coverage. We are also subject to certain customary restrictive covenants under the senior unsecured notes.

The table below sets forth the financial covenant ratio levels under the senior secured credit facilities:

	Maximum Consolidated Leverage Ratio(1)	Minimum - Interest Coverage Ratio(2)
May 1, 2012 to December 31, 2012	4.50:1.00	3.00:1.00
January 1, 2013 to December 31, 2013	4.25:1.00	3.00:1.00
January 1, 2014 to December 31, 2014	4.00:1.00	3.25:1.00
January 1, 2015 to December 31, 2015	3.75:1.00	3.25:1.00
January 1, 2016 and thereafter	3.50:1.00	3.50:1.00

(1)
The leverage ratio is computed by dividing our net funded indebtedness by the cumulative four-quarter-trailing EBITDA, which excludes restructuring, transaction costs, integration and other charges up to certain limits as well as other adjustments defined under the senior secured credit facilities.

(2)
The interest coverage ratio for any period is the cumulative four-quarter-trailing EBITDA, for the Company, for such period, adjusted as provided in (1), divided by cash interest expense for the Company for such period and other adjustments, all as defined under the senior secured credit facilities.

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

See also Note 4, Long-term Debt and Short-term Borrowings, to the consolidated financial statements contained in Item 8 of this report.

Compliance with Loan Covenants

As of December 31, 2012 our Leverage Ratio was approximately 3.7 to 1 and the Interest Coverage was approximately 4.5 to 1. The amount available for borrowings under our revolving credit facilities was $238.5 million (allowing for $11.5 million of letters of credit outstanding on that date).

As of and for the period ended December 31, 2012, we were in compliance with all applicable loan covenants.

Guarantees and Security

Obligations under the senior secured credit facilities are guaranteed by certain of our existing and future domestic subsidiaries. In the case of the obligations of ACCO Brands Canada its Senior Secured Term Loan A is guaranteed by its future subsidiaries and by our other existing and future Canadian subsidiaries.

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

Cash Flow

Fiscal 2012 versus Fiscal 2011

Cash Flow from Operating Activities

For the year ended December 31, 2012, cash used by operating activities was $7.5 million, compared to the cash provided in the prior-year period of $61.8 million. Net income for 2012 was $115.4 million, compared to $56.7 million in 2011. Non-cash and non-operating adjustments to net income on a pre-tax basis in 2012 totaled $106.6 million, compared to $10.0 million in 2011. The 2012 net adjustments were substantially higher than 2011, largely due to the inclusion of Mead C&OP in 2012 and the sale of GBC Fordigraph in 2011 which resulted in a pre-tax net gain of $41.9 million.

The operating cash outflow in 2012 of $7.5 million for the year ended December 31, 2012 was driven by the May 1, 2012 timing of the Merger with Mead C&OP, and only includes the cash flow from Mead C&OP since that date. The outflow includes cash payments of $16.1 million related to the transaction and $61.6 million related to the associated debt extinguishment and refinancing. This was largely offset by cash generated from operating profits. The use of cash for net working capital was $117.0 million in 2012, and reflects a large seasonal investment in working capital for the Mead C&OP business. The Mead business has a very seasonal cash flow pattern whereby strong sales during the fourth quarter result in substantial accounts receivable at the end of the year and strong cash collections during the early part of the following year. As a result, nearly all of the Mead annual net cash generation occurs during the first quarter. The use of cash for accounts payable reflects lower inventory purchases, primarily for Mead C&OP, due to the seasonally lower sales volume anticipated during the first quarter. Other significant cash payments in 2012 included interest payments of $79.3 million (excluding financing-related payments), income tax payments of $28.8 million and contributions to the Company's pension and defined benefit plans of $19.2 million.

The table below shows our cash flow from accounts receivable, inventories and accounts payable for the years ended December 31, 2012 and 2011, respectively:

	2012	2011
Accounts receivable	$(153.8)	$0.6
Inventories	61.8	5.4
Accounts payable	(25.0)	16.8
Cash flow (used by)/provided by net working capital	$(117.0)	$22.8

Cash Flow from Investing Activities

Cash used by investing activities was $423.2 million for the year ended December 31, 2012 and reflects $397.5 million of net cash paid for Mead C&OP. For additional information, see Note 3, Acquisitions, to the consolidated financial statements contained in Item 8 of this report. Cash provided by investing activities in 2011 was $40.0 million and included proceeds from the sale of GBC Fordigraph of $53.6 million. Capital expenditures were $30.3 million and $13.5 million for the years ended December 31, 2012 and 2011, respectively. The increase in capital expenditures reflects the acquisition of Mead C&OP, as well as additional investments in information technology systems, including the cost of replacing the IT infrastructure previously supplied by Mead C&OP's former parent company. During 2012, the Company also received net proceeds of $3.1 million from the sale of assets, which included a manufacturing facility located in the United Kingdom. In addition, $1.5 million of net proceeds associated with the 2009 sale of the Company’s former commercial print finishing business were collected in 2012, while additional cash expenditures associated with the sale and exit of the business of approximately $2.4 million are anticipated during the 2013 year.

Cash Flow from Financing Activities

Cash provided by financing activities for the year ended December 31, 2012 was $360.1 million, and includes proceeds from new debt facilities of $1.27 billion, offset by repayments of the Company's extinguished and new debt facilities of $872.0 million and debt issuance payments of $38.5 million. Cash used by financing activities in 2011 was $63.1 million, primarily representing repayments of long-term debt.

Fiscal 2011 versus Fiscal 2010

Cash Flow from Operating Activities

For the year ended December 31, 2011, cash provided by operating activities was $61.8 million, compared to $54.9 million in the prior year. Net income for 2011 was $56.7 million, compared to $12.4 million in 2010. Non-cash and non-operating adjustments to net income on a pre-tax basis in 2011 totaled $10.0 million, compared to $46.2 million in 2010. The 2011 net adjustments were substantially lower than 2010, largely due to the sale of GBC Fordigraph which resulted in a pre-tax net gain of $41.9 million.

The table below shows our cash flow from accounts receivable, inventories and accounts payable for the years ended December 31, 2011 and 2010, respectively:

	2011	2010
Accounts receivable	$0.6	$(18.5)
Inventories	5.4	(9.8)
Accounts payable	16.8	14.8
Cash flow from net working capital	$22.8	$(13.5)

Operating cash flow in 2011 of $61.8 million was the result of the realization of income from operations and net working capital, partially offset by the use of cash to fund income tax and interest payments and contributions to our pension plans. Compared to the prior year, accounts receivable levels reflect improved customer collections and increased sales in the early part of the fourth quarter, which allowed us to collect more of our receivables before the end of the quarter. Inventory levels demonstrate improved supply chain management. Payments associated with the 2010 annual incentive plan of approximately $9 million were made during the first quarter of 2011, compared to approximately $1 million in the prior year. Income tax payments were $27.7 million in 2011, compared to only $13.9 million in the 2010 period when we benefited from substantial refunds related to prior years and had lower operating profit. Interest payments of $71.9 million were slightly higher than the prior year, while contributions to our pension plans of $13.5 million were slightly less than payments made during the prior year. Payments associated with our wind-down of restructuring activities were $3.4 million, while European business rationalization activity resulted in payments of $4.2 million during 2011. In addition, the second half of 2011 included payments in pursuit of the Mead C&OP acquisition of $4.8 million.

During the 2010 year, a recurring pattern of strong sales during the final month of each quarter lead to high quarter-end accounts receivable balances. In addition, inventory levels increased due to higher commodity costs and in support of the sales growth anticipated during the first quarter of 2011.

Cash Flow from Investing Activities

Cash provided by investing activities was $40.0 million for the year ended December 31, 2011 and cash used was $14.9 million for the year ended December 31, 2010. The sale of GBC Fordigraph during the second quarter of 2011 generated net proceeds of $52.9 million, and approximately $5.4 million of taxes associated with the sale were paid in 2012. We also received $0.6 million of net proceeds associated with the 2009 sale of our former commercial print finishing business. Capital expenditures were $13.5 million and $12.6 million for the periods ended December 31, 2011 and 2010, respectively. Additional cash payments of $1.4 million associated with the purchase of two minor product line acquisitions were also recognized during the first half of 2011.

Cash Flow from Financing Activities

Cash used by financing activities was $63.1 million and $0.1 million for the years ended December 31, 2011 and 2010, respectively. During 2011, principally during the third quarter, we repurchased $59.9 million of our Senior Subordinated Notes and Senior Secured Notes debt.

Capitalization

We had approximately 113.1 million common shares outstanding as of December 31, 2012.

Adequacy of Liquidity Sources

We are subject to credit risk relative to the ability of counterparties to meet their contractual payment obligations or the potential non-performance of counterparties to deliver contracted commodities or services at the contracted price. The impact of any global economic downturn and the ability of our suppliers and customers to access credit markets is also unpredictable, outside of our control and may create additional risks for us, both directly and indirectly. The inability of suppliers to access financing or the insolvency of one or more of our suppliers could lead to disruptions in our supply chain, which could adversely impact our sales and/or increase our costs. Our suppliers may require us to pay cash in advance or obtain letters of credit for their benefit as a condition to selling us their products and services. If one or more of our principal customers were to file for bankruptcy, our sales could be adversely impacted and our ability to collect outstanding accounts receivable from any such customer could be limited. Any of these risks and uncertainties could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Based on our 2013 business plan and latest forecasts, we believe that cash flow from operations, our current cash balance and other sources of liquidity, including borrowings available under our senior secured revolving credit facility will be adequate to support requirements for working capital, capital expenditures, and to service indebtedness for the foreseeable future. Our future operating performance is dependent on many factors, some of which are beyond our control, including prevailing economic, financial and industry conditions.

Our operating performance is dependent on our continued ability to access funds under our credit and loan agreements, including under our senior secured revolving credit facility and from cash on hand, maintain sales volumes, drive profitable growth, realize cost savings and generate cash from operations. The financial institutions that fund our senior secured revolving credit facility could also be impacted by any volatility in the credit markets, and if one or more of them could not fulfill our revolving credit requests, our operations may be adversely impacted. If our revolving credit is unavailable due to a lender not being able to fund requested amounts, or because we have not maintained compliance with our covenants, or we do not meet our sales or growth initiatives within the time frame we expect, our cash flow could be materially adversely impacted. A material decrease in our cash flow could cause us to fail to meet our obligations under our borrowing arrangements. A default under our credit or loan agreements could restrict or terminate our access to borrowings and materially impair our ability to meet our obligations as they come due. If we do not comply with any of our covenants and thereafter we do not obtain a waiver or amendment that otherwise addresses that non-compliance, our lenders may accelerate payment of all amounts outstanding under the affected borrowing arrangements, which amounts would immediately become due and payable, together with accrued interest. Such acceleration would cause a default under the agreements governing the senior secured term loans and other agreements that provide us with access to funding. Any one or more defaults, or our inability to generate sufficient cash flow from our operations in the future to service our indebtedness and meet our other needs, may require us to refinance all or a portion of our existing indebtedness or obtain additional financing or reduce expenditures that we deem necessary to our business. There can be no assurance that any refinancing of this kind would be possible or that any additional financing could be obtained. The inability to obtain additional financing could have a material adverse effect on our financial condition and on our ability to meet our obligations to noteholders.

Our cash flows from operating activities are dependent upon a number of factors that affect our sales, including demand, pricing and competition. Historically, key drivers of demand in the office products industry have included economic conditions generally, and specifically trends in gross domestic product (GDP), which affects business confidence and the propensity to purchase consumer durables, white collar employment levels, and growth in the number of small businesses and home offices together with increasing usage of personal computers. Pricing and demand levels for office products have also reflected a substantial consolidation within the global resellers of office products, which is likely to continue. Those resellers are our principal customers. This consolidation has led to increased pricing pressure on suppliers and a more efficient level of asset utilization by customers, resulting in lower sales volumes and higher costs from more frequent small orders for suppliers of office products. We sell products in highly competitive markets, and compete against large international and national companies, regional competitors and against our own customers’ direct and private-label sourcing initiatives.

For more information on these risks see “Risk Factors” in Item 1A of this report.

Off-Balance-Sheet Arrangements and Contractual Financial Obligations

We do not have any material off-balance-sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Our contractual obligations and related payments by period at December 31, 2012 were as follows:

	2013	2014 - 2015	2016 -2017	Thereafter	Total
(in millions of dollars)
Contractual obligations
Debt(1)	$1.3	$52.3	$191.8	$826.7	$1,072.1
Interest on debt(2)	56.5	111.3	101.6	102.9	372.3
Operating lease obligations	21.0	34.0	25.5	48.4	128.9
Purchase obligations(3)	89.4	16.2	16.1	—	121.7
Other long-term liabilities(4)	14.3	—	—	—	14.3
Total	$182.5	$213.8	$335.0	$978.0	$1,709.3

(1)	The required 2013, 2014 and some 2015 principal cash payments on the U.S. Dollar and Canadian Dollar Senior Secured Term Loans were made in 2012.

(2)	Interest calculated at December 31, 2012 rates for variable rate debt.

(3)	Purchase obligations primarily consist of contracts and non-cancelable purchase orders for raw materials and finished goods.

(4)	Obligations related to the Company’s pension plans.

Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at December 31, 2012, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, $56.3 million of unrecognized tax benefits have been excluded from the contractual obligations table above. See Note 11, Income Taxes, to the consolidated financial statements contained in Item 8 of this report for a discussion on income taxes.

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

We review indefinite-lived intangibles for impairment annually, normally in the second quarter, and whenever market or business events indicate there may be a potential adverse impact on a particular intangible. We consider the implications of both external factors (e.g., market growth, pricing, competition, and technology) and internal factors (e.g., product costs, margins, support expenses, and capital investment) and their potential impact on cash flows for each business in both the near and long term, as well as their impact on any identifiable intangible asset associated with the business. Based on recent business results, consideration of significant external and internal factors, and the resulting business projections, indefinite-lived intangible assets are reviewed to determine whether they are likely to remain indefinite-lived, or whether a finite life is more appropriate. In addition, based on events in the period and future expectations, management considers whether the potential for impairment exists. Finite lived intangibles are amortized over 10, 15, 23 or 30 years.

As part of our review in the second quarter of 2012, $21.4 million of the value previously assigned to one of our legacy indefinite-lived trade names was changed to an amortizable intangible asset. The legacy indefinite-lived trade name was not impaired. The change was made in respect of decisions regarding our future use of the trade name. We commenced amortizing the trade name in June of 2012 on a prospective basis over a life of 30 years.

Goodwill

We test goodwill for impairment at least annually, normally in the second quarter, and on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment has been incurred. If the carrying amount of the goodwill exceeds its fair value, an impairment loss is recognized. During 2012, we adopted ASU No. 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU No. 2011-08 permits an entity to first assess qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test included in U.S. GAAP. Entities are not required to calculate the fair value of a reporting unit unless they determine that it is more likely than not that the fair value is less than the carrying amount. We concluded it was not necessary to apply the traditional two-step fair value quantitative impairment test in ASC 350 to any of our reporting units in 2012. When applying a fair-value-based test, estimates are made of the expected future cash flows to be derived from each reporting unit. The resulting fair value determination is significantly impacted by estimates of future prices for our products, capital needs, economic trends and other factors.

Given the current economic environment and the uncertainties regarding the impact on our business, there can be no assurance that our estimates and assumptions made for purposes of our qualitative impairment testing during 2012 will prove to be accurate predictions of the future. If our assumptions regarding forecasted revenue or margin growth rates of certain reporting units are not achieved, we may be required to record impairment charges in future periods, whether in connection with our next annual impairment testing in the second quarter of fiscal year 2013 or prior to that, if any such change constitutes a triggering event outside of the quarter from when the annual impairment test is performed. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

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

The discount rate assumptions used to determine the post-retirement obligations of the benefit plans is based on a spot-rate yield curve that matches projected future benefit payments with the appropriate interest rate applicable to the timing of the projected future benefit payments. The assumed discount rates reflect market rates for high-quality corporate bonds currently available. Our discount rates were determined by considering the average of pension yield curves constructed of a large population of high quality corporate bonds. The resulting discount rates reflect the matching of plan liability cash flows to the yield curves.

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

Pension expense was $8.9 million, $6.9 million and $8.2 million for the years ended December 31, 2012, 2011 and 2010, respectively. The $2.0 million increase in pension expenses in 2012 compared to 2011 was due to the inclusion of the Mead C&OP plans and the settlement losses on the Supplemental Retirement Plan (the "SRP") as part of the Merger. Post-retirement (income) expense was $(0.8) million, $0.2 million and $0.0 million for the years ended December 31, 2012, 2011 and 2010, respectively.

The weighted average assumptions used to determine net cost for years ended December 31, 2012, 2011 and 2010 were:

	Pension Benefits						Post-retirement
	U.S.			International
	2012	2011	2010	2012	2011	2010	2012	2011	2010
Discount rate	5.0%	5.5%	5.9%	4.7%	5.4%	5.8%	4.5%	5.0%	5.9%
Expected long-term rate of return	8.2%	8.2%	8.2%	6.2%	6.4%	6.8%	—	—	—
Rate of compensation increase	N/A	N/A	N/A	3.6%	4.4%	4.5%	—	—	—

In 2013, we expect pension expenses of approximately $7.2 million and post-retirement income of approximately $0.2 million. The estimated $1.7 million decrease in pension expense for 2013 compared to 2012 is primarily due to higher than expected returns on the plans assets because of higher level of assets at the end of 2012 versus 2011, primarily due to actual market returns and the lack of service costs in our U.K. plan which was frozen to future accruals in 2012. Partially offsetting is a full year of expense for the acquired Mead C&OP plans as opposed to only 8 months of expense in 2012.

A 25-basis point change (0.25%) in our discount rate assumption would lead to an increase or decrease in our pension expense of approximately $1.0 million for 2013. A 25-basis point change (0.25%) in our long-term rate of return assumption would lead to an increase or decrease in pension expense of approximately $1.1 million for 2013.

Pension and post-retirement liabilities of $119.8 million as of December 31, 2012, increased from $106.1 million at December 31, 2011, due to lower discount rates compared to prior year assumptions, partially offset by the actual over performance of the assets of the pension plans compared to the expected long-term rate of return of the assets of the pension plans.

Weighted average assumptions used to determine benefit obligations for years ended December 31, 2012, 2011, and 2010 were:

	Pension Benefits						Post-retirement
	U.S.			International
	2012	2011	2010	2012	2011	2010	2012	2011	2010
Discount rate	4.2%	5.0%	5.5%	4.3%	4.7%	5.4%	4.0%	4.5%	5.0%
Rate of compensation increase	N/A	N/A	N/A	4.0%	3.6%	4.4%	—	—	—

Customer Program Costs

Customer programs and incentives are a common practice in our industry. We incur customer program costs to obtain favorable product placement, to promote sell-through of products and to maintain competitive pricing. Customer program costs and incentives, including rebates, promotional funds and volume allowances, are accounted for as a reduction to gross sales. These costs are recorded at the time of sale based on management’s best estimates. Estimates are based on individual customer contracts and projected sales to the customer in comparison to any thresholds indicated by contract. In the absence of a signed contract, estimates are based on historical or projected experience for each program type or customer. Management periodically reviews accruals for these rebates and allowances, and adjusts accruals when circumstances indicate (typically as a result of a change in sales volume expectations or customer contracts).

Income Taxes

Deferred tax liabilities or assets are established for temporary differences between financial and tax reporting bases and are subsequently adjusted to reflect changes in tax rates expected to be in effect when the temporary differences reverse. A valuation allowance is recorded to reduce deferred tax assets to an amount that is more likely than not to be realized. Facts and circumstances may change that cause us to revise the conclusions on our ability to realize certain net operating losses and other deferred tax attributes.

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

Deferred income taxes are not provided on certain undistributed earnings of foreign subsidiaries that are expected to be permanently reinvested in those companies, aggregating approximately $586 million and $517 million as of December 31, 2012 and 2011, respectively. If these amounts were distributed to the U.S., in the form of a dividend or otherwise, we would be subject to additional U.S. income taxes. Determination of the amount of unrecognized deferred income tax liabilities on these earnings is not practicable.

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

We have utilized historical volatility for a pool of peer companies for a period of time that is comparable to the expected life of the option to determine volatility assumptions for stock-based compensation prior to 2012. Beginning with 2012 volatility is calculated using a combination of peer companies (50%) and ACCO Brands' historic volatility (50%). The weighted average expected option term reflects the application of the simplified method, which defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Forfeitures are estimated at the time of grant in order to calculate the amount of share-based payment awards ultimately expected to vest. The forfeiture rate is based on historical rates.

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

We recognized stock-based compensation expense of $9.2 million, $6.3 million and $4.2 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (ASU) No. 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU No. 2011-08 was issued to simplify the testing of goodwill for impairment by allowing an optional qualitative factors test to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test already included in ASC Topic 350. ASU No. 2011-08 is effective for annual and interim goodwill tests performed for fiscal years after December 15, 2011. We adopted the standard in 2012 and it did not have a significant impact on its consolidated financial statements or results of operations.

In July 2012, the FASB issued ASU No. 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. The revised standard is intended to reduce the cost and complexity of testing indefinite-lived intangible assets other than goodwill for impairment. It allows companies to perform a qualitative assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary, similar in approach to the goodwill impairment test. It is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. We will adopt the standard, and it is expected to have no effect on the consolidated financial statements or results of operations.

In October 2012, the FASB issued ASU No. 2012-04, Technical Corrections and Improvements. The amendments in this ASU affect a wide range of topics, but are generally considered nonsubstantive in nature. It is effective for fiscal periods beginning after December 15, 2012. We will adopt the standard, and it is expected to have no effect on the consolidated financial statements or results of operations.

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The revised standard is intended to improve the reporting of reclassifications out of accumulated other comprehensive income. It is effective for fiscal periods beginning after December 15, 2012. We will adopt the standard and its required disclosure.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our industry is concentrated in a small number of major customers, principally office products superstores, large retailers, wholesalers and contract stationers. Customer consolidation and share growth of private-label products continue to increase pricing pressures, which may adversely affect margins for us and our competitors. We are addressing these challenges through design innovations, value-added features and services, as well as continued cost and asset reduction.

We are exposed to various market risks, including changes in foreign currency exchange rates and interest rate changes. We enter into financial instruments to manage and reduce the impact of these risks, not for trading or speculative purposes. The counterparties to these financial instruments are major financial institutions.

Foreign Exchange Risk Management

We enter into forward foreign currency and option contracts principally to hedge currency fluctuations in transactions (primarily anticipated inventory purchases and intercompany loans) denominated in foreign currencies, thereby limiting the risk that would otherwise result from changes in exchange rates. The majority of our exposure to local currency movements is in Europe, Australia, Canada, Brazil, Mexico and Japan. All of the existing foreign exchange contracts as of December 31, 2012 have maturity dates in 2013. Increases and decreases in the fair market values of the forward agreements are expected to be offset by gains/losses in recognized net underlying foreign currency transactions or loans. Notional amounts of outstanding foreign currency forward exchange contracts were $175.4 million and $147.5 million at December 31, 2012 and 2011, respectively. The net fair value of these foreign currency contracts was $0.4 million and $2.4 million at December 31, 2012 and 2011, respectively. At December 31, 2012, a 10% unfavorable exchange rate movement in our portfolio of foreign currency forward contracts would have reduced our unrealized gains by $13.9 million. Consistent with the use of these contracts to neutralize the effect of exchange rate fluctuations, such unrealized losses or gains would be offset by corresponding gains or losses, respectively, in the remeasurement of the underlying transactions being hedged. When taken together, we believe these forward contracts and the offsetting underlying commitments do not create material market risk.

For more information related to outstanding foreign currency forward exchange contracts see Note 13, Fair Value of Financial Instruments and Note 14, Derivative Financial Instruments, to the consolidated financial statements contained in Item 8 of this report.

Interest Rate Risk Management

As discussed in Note 4, Long-term Debt and Short-term Borrowings, to the consolidated financial statements contained in Item 8 of this report, our previous debt has been refinanced in conjunction with the Merger with a combination of unsecured notes and senior secured term loans. The unsecured notes have fixed interest rates and, accordingly, are not exposed to market risk resulting from changes in interest rates. However, the fair market value of our long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. In addition, fair market values will also reflect the credit markets' view of credit risk spreads and our risk profile. These interest rate changes may affect the fair market value of the fixed interest rate debt and any repurchases of these notes, but do not impact our earnings or cash flows.

Interest rates under the senior secured term loans are based on the London Interbank Offered Rate (LIBOR). The range of borrowing costs under the pricing grid is LIBOR plus 3.00% for $242.6 million of the debt and LIBOR plus 3.25% with a LIBOR rate floor of 1.00% for $326.8 million of the debt. We are required to pay a quarterly commitment fee on the unused portion of the senior secured revolving credit facilities ranging from 0.375% to 0.5%, dependent on our consolidated leverage ratio. There were no borrowings outstanding under our senior secured revolving credit facilities as of December 31, 2012.

The following table summarizes information about our major debt components as of December 31, 2012, including the principal cash payments and interest rates.

Debt Obligations

	Stated Maturity Date
(in millions of dollars)	2013(1)	2014(1)	2015(1)	2016	2017	Thereafter	Total	Fair Value
Long term debt:
Fixed rate Unsecured Notes	$—	$—	$—	$—	$—	$500.0	$500.0	$523.8
Average fixed interest rate	6.75%	6.75%	6.75%	6.75%	6.75%	6.75%
Variable rate Senior Secured Term Loans (U.S. dollars)	$—	$—	$49.9	$99.8	$71.2	$326.7	$547.6	$549.2
Variable rate Senior Secured Term Loan (Canadian dollars)	$—	$—	$1.0	$12.1	$8.7	$—	$21.8	$21.8
Average variable interest rate(2)	3.89%	3.89%	3.94%	4.09%	4.25%	4.25%

(1)	The required 2013, 2014 and some 2015 principal cash payments on the U.S. Dollar and Canadian Dollar Senior Secured Term Loans were made in 2012.

(2)	Rates presented are as of December 31, 2012.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of ACCO Brands Corporation:

We have audited the accompanying consolidated balance sheets of ACCO Brands Corporation and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), cash flows, and stockholders' equity (deficit), for each of the years in the three-year period ended December 31, 2012. In connection with our audits of the consolidated financial statements, we also audited the related consolidated financial statement schedule, Schedule II - Valuation and Qualifying Accounts and Reserves. We also have audited ACCO Brands Corporation's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). ACCO Brands Corporation's management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management report on internal control over financial reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ACCO Brands Corporation and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, ACCO Brands Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

ACCO Brands Corporation acquired the Mead Consumer and Office Products Business (“Mead C&OP Business”) during 2012, and management excluded from its assessment of the effectiveness of ACCO Brands Corporation's internal control over financial reporting as of December 31, 2012, the Mead C&OP Business's internal control over financial reporting associated with total assets of $514.4 million and total revenues of $551.5 million included in the consolidated financial statements of ACCO Brands Corporation and subsidiaries as of and for the year ended December 31, 2012. Our audit of internal control over financial reporting of ACCO Brands Corporation also excluded an evaluation of the internal control over financial reporting of the Mead C&OP Business.

/s/ KPMG LLP

Chicago, Illinois
February 28, 2013

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
As required by Section 404 of the Sarbanes-Oxley Act of 2002, management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.
Based on our assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2012.

The scope of managements' assessment of the effectiveness of internal control over financial reporting includes all of the Company's business units except for the Mead Consumer and Office Products Business (“Mead C&OP”), which was acquired by the Company on May 1, 2012. Consolidated net sales for the year-ended December 31, 2012 were $551.5 million and consolidated assets as of December 31, 2012 were $514.4 million.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report that appears herein.

/s/ ROBERT J. KELLER	/s/ NEAL V. FENWICK
Robert J. Keller	Neal V. Fenwick
Chairman of the Board and	Executive Vice President and
Chief Executive Officer	Chief Financial Officer
(principal executive officer)	(principal financial officer)
February 28, 2013	February 28, 2013

ACCO Brands Corporation and Subsidiaries
Consolidated Balance Sheets

	December 31, 2012	December 31, 2011
(in millions of dollars, except share data)
Assets
Current assets:
Cash and cash equivalents	$50.0	$121.2
Accounts receivable less allowances for discounts, doubtful accounts and returns of $19.3 and $13.9, respectively	498.7	269.5
Inventories	265.5	197.7
Deferred income taxes	31.1	7.6
Other current assets	29.0	26.9
Total current assets	874.3	622.9
Total property, plant and equipment	591.4	463.3
Less accumulated depreciation	(317.8)	(316.1)
Property, plant and equipment, net	273.6	147.2
Deferred income taxes	36.4	16.7
Goodwill	589.4	135.0
Identifiable intangibles, net of accumulated amortization of $123.3 and $102.3, respectively	646.6	130.4
Other assets	87.4	64.5
Total assets	$2,507.7	$1,116.7
Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Notes payable to banks	$1.2	$—
Current portion of long-term debt	0.1	0.2
Accounts payable	152.4	127.1
Accrued compensation	38.0	24.2
Accrued customer program liabilities	119.0	66.8
Accrued interest	6.3	20.2
Other current liabilities	112.4	67.6
Total current liabilities	429.4	306.1
Long-term debt	1,070.8	668.8
Deferred income taxes	165.0	85.6
Pension and post-retirement benefit obligations	119.8	106.1
Other non-current liabilities	83.5	12.0
Total liabilities	1,868.5	1,178.6
Stockholders’ deficit:
Stockholders' equity (deficit):
Preferred stock, $0.01 par value, 25,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 113,403,824 and 55,659,753 shares issued and 113,143,344 and 55,475,735 outstanding, respectively	1.1	0.6
Treasury stock, 260,480 and 184,018 shares, respectively	(2.5)	(1.7)
Paid-in capital	2,018.5	1,407.4
Accumulated other comprehensive loss	(156.1)	(131.0)
Accumulated deficit	(1,221.8)	(1,337.2)
Total stockholders' equity (deficit)	639.2	(61.9)
Total liabilities and stockholders' equity (deficit)	$2,507.7	$1,116.7

See notes to consolidated financial statements.

ACCO Brands Corporation and Subsidiaries
Consolidated Statements of Operations

	Year Ended December 31,
(in millions of dollars, except per share data)	2012	2011	2010
Net sales	$1,758.5	$1,318.4	$1,284.6
Cost of products sold	1,225.1	919.2	902.0
Gross profit	533.4	399.2	382.6
Operating costs and expenses:
Advertising, selling, general and administrative expenses	349.9	278.4	266.7
Amortization of intangibles	19.9	6.3	6.7
Restructuring charges (income)	24.3	(0.7)	(0.5)
Total operating costs and expenses	394.1	284.0	272.9
Operating income	139.3	115.2	109.7
Non-operating expense (income):
Interest expense, net	89.3	77.2	78.3
Equity in earnings of joint ventures	(6.9)	(8.5)	(8.3)
Other expense, net	61.3	3.6	1.2
Income (loss) from continuing operations before income tax	(4.4)	42.9	38.5
Income tax (benefit) expense	(121.4)	24.3	30.7
Income from continuing operations	117.0	18.6	7.8
Income (loss) from discontinued operations, net of income taxes	(1.6)	38.1	4.6
Net income	$115.4	$56.7	$12.4
Per share:
Basic income per share:
Income from continuing operations	$1.24	$0.34	$0.14
Income (loss) from discontinued operations	$(0.02)	$0.69	$0.08
Basic income per share	$1.23	$1.03	$0.23
Diluted income per share:
Income from continuing operations	$1.22	$0.32	$0.14
Income (loss) from discontinued operations	$(0.02)	$0.66	$0.08
Diluted income per share	$1.20	$0.98	$0.22
Weighted average number of shares outstanding:
Basic	94.1	55.2	54.8
Diluted	96.1	57.6	57.2

See notes to consolidated financial statements.

ACCO Brands Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)

	Year Ended December 31,
(in millions of dollars)	2012	2011	2010
Net income	$115.4	$56.7	$12.4
Other comprehensive income (loss), before tax:
Unrealized losses on derivative financial instruments:
Losses arising during the period	(0.2)	(0.3)	(3.1)
Reclassification adjustment for (income) losses included in net income	(1.9)	4.9	1.8
Foreign currency translation:
Foreign currency translation adjustments	(10.9)	(8.9)	11.0
Less: reclassification adjustment for sale of GBC Fordigraph Pty Ltd included in net income	—	(6.1)	—
Pension and other post-retirement plans:
Actuarial (loss) gain arising during the period	(21.1)	(46.3)	4.4
Amortization of actuarial loss and prior service cost included in net income	7.2	7.8	7.0
Other	(4.5)	0.9	3.0
Other comprehensive income (loss), before tax	(31.4)	(48.0)	24.1
Income tax expense related to items of other comprehensive income (loss)	6.3	3.1	(3.2)
Comprehensive income	$90.3	$11.8	$33.3

See notes to consolidated financial statements.

ACCO Brands Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31,
(in millions of dollars)	2012	2011	2010
Operating activities
Net income	$115.4	$56.7	$12.4
Amortization of inventory step-up	13.3	—	—
Loss (gain) on disposal of assets	2.0	(40.4)	(1.5)
Deferred income tax provision	(9.9)	3.9	12.3
Release of tax valuation allowance	(145.1)	—	—
Depreciation	34.5	26.5	29.6
Other non-cash charges	2.3	0.1	0.7
Amortization of debt issuance costs and bond discount	9.9	8.2	6.3
Amortization of intangibles	19.9	6.4	6.9
Stock-based compensation	9.2	6.3	4.2
Loss on debt extinguishment	15.5	2.9	—
Changes in balance sheet items:
Accounts receivable	(153.8)	0.6	(18.5)
Inventories	61.8	5.4	(9.8)
Other assets	7.4	0.2	(5.1)
Accounts payable	(25.0)	16.8	14.8
Accrued expenses and other liabilities	30.1	(27.8)	(2.2)
Accrued income taxes	2.0	(1.1)	7.7
Equity in earnings of joint ventures, net of dividends received	3.0	(2.9)	(2.9)
Net cash (used) provided by operating activities	(7.5)	61.8	54.9
Investing activities
Additions to property, plant and equipment	(30.3)	(13.5)	(12.6)
Assets acquired	—	(1.4)	(1.1)
Proceeds (payments) from the sale of discontinued operations	1.5	53.5	(3.7)
Proceeds from the disposition of assets	3.1	1.4	2.5
Cost of acquisition, net of cash acquired	(397.5)	—	—
Net cash (used) provided by investing activities	(423.2)	40.0	(14.9)
Financing activities
Proceeds from long-term debt	1,270.0	0.1	1.5
Repayments of long-term debt	(872.0)	(63.0)	(0.2)
Borrowings (repayments) of short-term debt, net	1.2	—	(0.5)
Payments for debt issuance costs	(38.5)	—	(0.8)
Net payments for exercise of stock options	(0.6)	(0.2)	(0.1)
Net cash provided (used) by financing activities	360.1	(63.1)	(0.1)
Effect of foreign exchange rate changes on cash	(0.6)	(0.7)	(0.3)
Net (decrease) increase in cash and cash equivalents	(71.2)	38.0	39.6
Cash and cash equivalents
Beginning of period	121.2	83.2	43.6
End of period	$50.0	$121.2	$83.2
Cash paid during the year for:
Interest	$94.9	$71.9	$70.6
Income taxes	$28.8	$27.7	$13.9

	Year Ended December 31,
(in millions of dollars)	2012	2011	2010
Non-cash transactions
Common stock issued in conjunction with the Mead C&OP acquisition	$602.3	$—	$—

See notes to consolidated financial statements.

ACCO Brands Corporation and Subsidiaries
Consolidated Statements of Stockholders’ Equity (Deficit)

(in millions of dollars)	Common Stock	Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Accumulated Deficit	Total
Balance at December 31, 2009	$0.5	$1,397.0	$(107.0)	$(1.4)	$(1,406.3)	$(117.2)
Net loss	—	—	—	—	12.4	12.4
Loss on derivative financial instruments, net of tax	—	—	(0.5)	—	—	(0.5)
Translation impact	—	—	11.0	—	—	11.0
Pension and post-retirement adjustment, net of tax	—	—	10.4	—	—	10.4
Stock-based compensation activity	0.1	4.2	—	(0.1)	—	4.2
Other	—	(0.1)	—	—	—	(0.1)
Balance at December 31, 2010	0.6	1,401.1	(86.1)	(1.5)	(1,393.9)	(79.8)
Net income	—	—	—	—	56.7	56.7
Income on derivative financial instruments, net of tax	—	—	3.7	—	—	3.7
Translation impact	—	—	(15.0)	—	—	(15.0)
Pension and post-retirement adjustment, net of tax	—	—	(33.6)	—	—	(33.6)
Stock-based compensation activity	—	6.3	—	(0.2)	—	6.1
Balance at December 31, 2011	0.6	1,407.4	(131.0)	(1.7)	(1,337.2)	(61.9)
Net income	—	—	—	—	115.4	115.4
Stock issuance - Mead C&OP acquisition	0.5	601.8	—	—	—	602.3
Loss on derivative financial instruments, net of tax	—	—	(2.1)	—	—	(2.1)
Translation impact	—	—	(10.9)	—	—	(10.9)
Pension and post-retirement adjustment, net of tax	—	—	(12.1)	—	—	(12.1)
Stock-based compensation activity	—	9.4	—	(0.8)	—	8.6
Other	—	(0.1)	—	—	—	(0.1)
Balance at December 31, 2012	$1.1	$2,018.5	$(156.1)	$(2.5)	$(1,221.8)	$639.2
Shares of Capital Stock

	Common Stock	Treasury Stock	Net Shares
Shares at December 31, 2009	54,719,296	(147,105)	54,572,191
Stock issuances - stock based compensation	361,167	(10,575)	350,592
Shares at December 31, 2010	55,080,463	(157,680)	54,922,783
Stock issuances - stock based compensation	579,290	(26,338)	552,952
Shares at December 31, 2011	55,659,753	(184,018)	55,475,735
Stock issuances - stock based compensation	654,263	(76,462)	577,801
Stock issuance - Mead C&OP acquisition	57,089,808	—	57,089,808
Shares at December 31, 2012	113,403,824	(260,480)	113,143,344

See notes to consolidated financial statements.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements

1. Basis of Presentation

The management of ACCO Brands Corporation is responsible for the accuracy and internal consistency of the preparation of the consolidated financial statements and notes contained in this annual report.

The consolidated financial statements include the accounts of ACCO Brands Corporation and its domestic and international subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. Our investments in companies that are between 20% and 50% owned are accounted for using the equity method of accounting. ACCO Brands has equity investments in the following joint ventures: Pelikan-Artline Pty Ltd (“Pelikan-Artline”) - 50% ownership; and Neschen GBC Graphic Films, LCC (“Neschen”) - 50% ownership. Our share of earnings from equity investments is included on the line entitled “Equity in earnings of joint ventures” in the consolidated statements of operations. Companies in which our investment exceeds 50% have been consolidated.

On May 1, 2012, we completed the merger of the Mead Consumer and Office Products Business (“Mead C&OP”) with a wholly-owned subsidiary of the Company (the "Merger"). Accordingly, the results of Mead C&OP are included in our consolidated financial statements from the date of the Merger, May 1, 2012. For further information on the Merger see Note 3, Acquisitions.

As part of the inclusion of Mead C&OP's financial results with those of the Company, certain information technology costs associated with the manufacturing, procurement and distribution operations have been reclassified from advertising, selling, general and administrative expenses (SG&A) to cost of products sold. This was done to enable the financial results of the two businesses to be consistent and to better reflect those costs associated with the cost of products sold. All prior periods have been adjusted to make the results comparable. For the years ended December 31, 2011 and 2010 reclassified costs totaled $15.5 million and $14.6 million, respectively. These historical reclassifications were not material and have had no effect on net income.

We sold our GBC Fordigraph Pty Ltd (“GBC Fordigraph”) business to The Neopost Group as of May 31, 2011. This business was part of the ACCO Brands International segment. GBC Fordigraph is reported as a discontinued operation on the condensed consolidated statement of operations for all periods presented in this annual report. The cash flows from discontinued operations have not been separately classified on the accompanying consolidated statements of cash flows. For further information on the Company’s discontinued operations see Note 18, Discontinued Operations.

2. Significant Accounting Policies

Nature of Business

ACCO Brands is primarily involved in the manufacturing, marketing and distribution of office products; such as stapling, binding and laminating equipment and related consumable supplies, shredders and whiteboards; school products; such as notebooks, folders, decorative calendars, and stationery products; calendar products; and accessories for laptop and desktop computers, smartphones and tablets - selling primarily to large resellers. Our subsidiaries operate principally in the United States, Northern Europe, Canada, Brazil, Australia and Mexico.

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

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

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

Long-Lived Assets

We test long-lived assets for impairment whenever events or changes in circumstances indicate that the assets’ carrying amount is not recoverable from its undiscounted cash flows. When such events occur, we compare the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group to the carrying amount of a long-lived asset or asset group. The cash flows are based on our best estimate at the time of future cash flow, derived from the most recent business projections. If this comparison indicates that there is impairment, the amount of the impairment is typically calculated using discounted expected future cash flows. The discount rate applied to these cash flows is based on our weighted average cost of capital, computed by selecting market rates at the valuation dates for debt and equity that are reflective of the risks associated with an investment in our industry as estimated by using comparable publicly traded companies.

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

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

We review indefinite-lived intangibles for impairment annually, normally in the second quarter, and whenever market or business events indicate there may be a potential adverse impact on a particular intangible. We consider the implications of both external factors (e.g., market growth, pricing, competition, and technology) and internal factors (e.g., product costs, margins, support expenses, and capital investment) and their potential impact on cash flows for each business in both the near and long term, as well as their impact on any identifiable intangible asset associated with the business. Based on recent business results, consideration of significant external and internal factors, and the resulting business projections, indefinite-lived intangible assets are reviewed to determine whether they are likely to remain indefinite-lived, or whether a finite life is more appropriate. In addition, based on events in the period and future expectations, management considers whether the potential for impairment exists. Finite lived intangibles are amortized over 10, 15, 23 or 30 years.

As part of our review in the second quarter of 2012, $21.4 million of the value previously assigned to one of our legacy indefinite-lived trade names was changed to an amortizable intangible asset. The legacy indefinite-lived trade name was not impaired. The change was made in respect of decisions regarding our future use of the trade name. We commenced amortizing the trade name in June of 2012 on a prospective basis over a life of 30 years.

Goodwill

Goodwill has been recorded on our balance sheet and represents the excess of the cost of the acquisitions when compared to the fair value of the net assets acquired. We test goodwill for impairment at least annually, normally in the second quarter, and on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment has been incurred. If the carrying amount of the goodwill exceeds its fair value, an impairment loss is recognized. During 2012, we adopted ASU No. 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU No. 2011-08 permits entities to first assess qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test included in U.S. GAAP. Entities are not required to calculate the fair value of a reporting unit unless they determine that it is more likely than not that the fair value is less than the carrying amount. We concluded it was not necessary to apply the traditional two-step fair value quantitative impairment test in ASC 350 to any of our reporting units in 2012. When applying a fair-value-based test, estimates are made of the expected future cash flows to be derived from each reporting unit. The resulting fair value determination is significantly impacted by estimates of future prices for our products, capital needs, economic trends and other factors.

Given the current economic environment and the uncertainties regarding the impact on our business, there can be no assurance that our estimates and assumptions made for purposes of our qualitative impairment testing during 2012 will prove to be accurate predictions of the future. If our assumptions regarding forecasted revenue or margin growth rates of certain reporting units are not achieved, we may be required to record impairment charges in future periods, whether in connection with our next annual impairment testing in the second quarter of fiscal year 2013 or prior to that, if any such change constitutes a triggering event outside of the quarter from when the annual impairment test is performed. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

Employee Benefit Plans

We provide a range of benefits to our employees and retired employees, including pension, post-retirement, post-employment and health care benefits. We record annual amounts relating to these plans based on calculations, which include various actuarial assumptions, including discount rates, assumed rates of return on plan assets, compensation increases, turnover rates and health care cost trend rates. We review our actuarial assumptions on an annual basis and make modifications to the assumptions based on current rates and trends when it is deemed appropriate to do so. The effect of the modifications are generally recorded and amortized over future periods.

Income Taxes

Deferred tax liabilities or assets are established for temporary differences between financial and tax reporting bases and are subsequently adjusted to reflect changes in tax rates expected to be in effect when the temporary differences reverse. A valuation allowance is recorded to reduce deferred tax assets to an amount that is more likely than not to be realized. Facts and circumstances may change and cause us to revise the conclusions on our ability to realize certain net operating losses and other deferred tax attributes.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

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

Customer Program Costs

Customer program costs include, but are not limited to, sales rebates which are generally tied to achievement of certain sales volume levels, in-store promotional allowances, shared media and customer catalog allowances and other cooperative advertising arrangements, and freight allowance programs. We generally recognizes customer program costs as a deduction to gross sales at the time that the associated revenue is recognized. Certain customer incentives that do not directly relate to future revenues are expensed when initiated.

In addition, accrued customer program liabilities principally include, but are not limited to, sales volume rebates, promotional allowances, shared media and customer catalog allowances and other cooperative advertising arrangements, and freight allowances as discussed above.

Shipping and Handling

We reflect all amounts billed to customers for shipping and handling in net sales and the costs incurred from shipping and handling product (including costs to ship and move product from the seller’s place of business to the buyer’s place of business, as well as costs to store, move and prepare products for shipment) in cost of products sold.

Warranty Reserves

We offer our customers various warranty terms based on the type of product that is sold. Estimated future obligations related to products sold under these warranty terms are provided by charges to operations in the period in which the related revenue is recognized.

Advertising Costs

Advertising costs amounted to $125.7 million, $98.1 million and $92.9 million for the years ended December 31, 2012, 2011 and 2010, respectively. These costs include, but are not limited to, cooperative advertising and promotional allowances as described in “Customer Program Costs” above, and are principally expensed as incurred.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Research and Development

Research and development expenses, which amounted to $20.8 million, $20.5 million and $24.0 million for the years ended December 31, 2012, 2011 and 2010, respectively, are classified as general and administrative expenses and are charged to expense as incurred.

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

Derivative Financial Instruments

We recognize all derivatives as either assets or liabilities on the balance sheet and measures those instruments at fair value. If the derivative is designated as a fair value hedge and is effective, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings in the same period. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income (loss) and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

Certain forecasted transactions, assets and liabilities are exposed to foreign currency risk. We continually monitor our foreign currency exposures in order to maximize the overall effectiveness of our foreign currency hedge positions. Principal currencies hedged include the U.S. dollar, Euro, Australian dollar, Canadian dollar and Pound sterling.

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (ASU) No. 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU No. 2011-08 was issued to simplify the testing of goodwill for impairment by allowing an optional qualitative factors test to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test already included in ASC Topic 350. ASU No. 2011-08 is effective for annual and interim goodwill tests performed for fiscal years after December 15, 2011. We adopted the standard in 2012 and it did not have a significant impact on our consolidated financial statements or results of operations.

In July 2012, the FASB issued ASU No. 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. The revised standard is intended to reduce the cost and complexity of testing indefinite-lived intangible assets other than goodwill for impairment. It allows companies to perform a qualitative assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary, similar in approach to the goodwill impairment test. It is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. We will adopt the standard, and it is expected to have no effect on the consolidated financial statements or results of operations.

In October 2012, the FASB issued ASU No. 2012-04, Technical Corrections and Improvements. The amendments in this ASU affect a wide range of topics, but are generally considered nonsubstantive in nature. It is effective for fiscal periods beginning

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

after December 15, 2012. We will adopt the standard, and it is expected to have no effect on the consolidated financial statements or results of operations.

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The revised standard is intended to improve the reporting of reclassifications out of accumulated other comprehensive income. It is effective for fiscal periods beginning after December 15, 2012. We will adopt the standard and its required disclosure.

3. Acquisitions
On May 1, 2012, the Company completed the Merger of Mead C&OP with a wholly-owned subsidiary of the Company. Mead C&OP is a leading manufacturer and marketer of school supplies, office products, and planning and organizing tools - including the Mead®, Five Star®, Trapper Keeper®, AT-A-GLANCE®, Cambridge®, Day Runner®, Hilroy, Tilibra and Grafons brands in the U.S., Canada and Brazil.
In the Merger, MeadWestvaco Corporation (“MWV”) shareholders received 57.1 million shares of the Company's common stock, or 50.5% of the combined company, valued at $602.3 million on the date of the Merger. After the transaction was completed we had 113.1 million common shares outstanding.
Under the terms of the Merger agreement, MWV established a new subsidiary (“Monaco SpinCo Inc.”) to which it conveyed Mead C&OP in return for a $460.0 million payment. The shares of Monaco SpinCo Inc. were then distributed to MWV's shareholders as a dividend. Immediately after the spin-off and distribution, a newly formed subsidiary of the Company merged with and into Monaco SpinCo Inc. and MWV shareholders effectively received in the stock dividend and subsequent conversion approximately one share of ACCO Brands common stock for every three shares of MWV they held. Fractional shares were paid in cash. The subsidiary company subsequently merged with Mead Products LLC (“Mead Products”), the surviving corporate entity, which is a wholly-owned subsidiary of ACCO Brands Corporation.
For accounting purposes, the Company is the acquiring enterprise. Accounting Standards Codification (“ASC”) Topic 805 “Business Combinations” requires the use of the purchase method of accounting for business combinations. In applying the purchase method, it is necessary to identify both the accounting acquiree and the accounting acquiror. In a business combination effected through an exchange of equity interests, such as the Merger, the entity that issues the shares (ACCO in this case) is generally the acquiring entity. In identifying the acquiring entity in a combination effected through an exchange of equity interests, however, all pertinent facts and circumstances must be considered, including the following:

•
The relative voting interests in the combined entity after the combination. In this case stockholders of MWV, the sole stockholder of Monaco SpinCo Inc., received 50.5% of the equity ownership and associated voting rights in ACCO.

•
The composition of the governing body of the combined entity . In this case the composition of the Board of Directors of ACCO is composed of the members of the Board of Directors of ACCO and two members, who were selected by MWV and approved by the ACCO Board of Directors.

•
The composition of the senior management of the combined entity. In this case, the senior management of ACCO is composed of the members of senior management of ACCO immediately prior to consummation of the Merger, along with an executive of MEAD C&OP.

ACCO’s management determined that ACCO is the accounting acquiror in this combination based on the facts and circumstances outlined above. Accordingly, the results of Mead C&OP are included in the Company's consolidated financial statements from the date of the Merger, May 1, 2012.
The purchase price, net of working capital adjustments and cash acquired, was $999.8 million. The consideration given included 57.1 million shares of ACCO Brands common stock, which were issued to MWV shareholders with a fair value of $602.3 million and a $460.0 million dividend paid to MWV. The calculation of consideration given for Mead C&OP was finalized during the fourth quarter of 2012 and is described in the following table.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

(in millions, except per share price)	At May 1, 2012
Calculated consideration for Mead C&OP:
Outstanding shares of ACCO Brands common stock(1)	56.0
Multiplier needed to calculate shares to be issued(2)	1.0202020202
Number of shares issued to MWV shareholders	57.1
Closing price per share of ACCO Brands common stock(3)	$10.55
Value of common shares issued	$602.3
Plus:
Dividend paid to MWV	460.0
Less:
Working capital adjustment(4)	(30.5)
Consideration for Mead C&OP	$1,031.8

(1) Represents the number of shares of the Company's common stock as of May 1, 2012.
(2) Represents MWV shareholders' negotiated ownership percentage in ACCO Brands of 50.5% divided by the 49.5% that was owned by ACCO Brands shareholders upon completion of the Merger.
(3) Represents the closing price per share of the Company's stock as of April 30, 2012.
(4) Represents the difference between the target net working capital and the closing net working capital as of April 30, 2012.
The following table presents the preliminary allocation of the purchase price to the fair values of the assets acquired and liabilities assumed at the date of acquisition.

(in millions of dollars)	At May 1, 2012
Calculation of Goodwill:
Consideration given for Mead C&OP	$1,031.8
Cash acquired	(32.0)
Net purchase price	$999.8
Plus fair value of liabilities assumed:
Accounts payable and accrued liabilities	103.8
Current and non-current deferred tax liabilities	207.8
Other non-current liabilities	72.8
Fair value of liabilities assumed	$384.4

Less fair value of assets acquired:
Accounts receivable	73.3
Inventory	143.5
Property, plant and equipment	136.6
Identifiable intangibles	543.2
Other assets	24.2
Fair value of assets acquired	$920.8

Goodwill	$463.4

We are continuing our review of our fair value estimate of assets acquired and liabilities assumed during the measurement period, which will conclude as soon as we receive the information we are seeking about facts and circumstances that existed as of the acquisition date, or learn that more information is not available. This measurement period will not exceed one year from

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

the acquisition date. The excess of the purchase price over the preliminary fair value of net assets acquired has been allocated to goodwill in the amount of $463.4 million.

The final determination of the fair values and resulting goodwill may differ significantly from what is reflected above. Our fair value estimate of assets acquired and liabilities assumed is pending review and completion of several elements. The primary areas that are not yet finalized relate to on-going legal disputes, income and non-income related taxes and the fair value of contingent assets or liabilities. Accordingly, there could be material adjustments to our consolidated financial statements.

In connection with our May 1, 2012 acquisition of Mead C&OP, we assumed all of the tax liabilities for the acquired foreign operations. In December of 2012, the Federal Revenue Department of the Ministry of Finance of Brazil ("FRD") issued a tax assessment against our newly acquired indirect subsidiary, Tilibra Produtos de Papelaria Ltda. ("Tilibra"), which challenged the goodwill recorded in connection with the 2004 acquisition of Tilibra. This assessment denied the deductibility of that goodwill from Tilibra's taxable income for the year 2007. The assessment seeks a payment of approximately R$26.9 million ($13.2 million based on current exchange rates) of tax, penalties and interest.

In January of 2013, Tilibra filed a protest disputing the tax assessment at the first administrative level of appeal within the FRD. We believe that we have meritorious defenses and intend to vigorously contest this matter, however, there can be no assurances that we will ultimately prevail. We are in the early stages of the process to challenge the FRD's tax assessment, and the ultimate outcome will not be determined until the Brazilian tax appeal process is complete, which is expected to take many years. In addition, Tilibra's 2008-2012 tax years remain open and subject to audit, and there can be no assurances that we will not receive additional tax assessments regarding the goodwill deducted for the Tilibra acquisition for one or more of those years, which could increase the Company's exposure to a total of approximately $44.5 million (based on current exchange rates), including interest and penalties which have accumulated to date. If the FRD's initial position is ultimately sustained, the amount assessed would adversely affect our reported cash flow in the year of settlement.

Because there is no settled legal precedent on which to base a definitive opinion as to whether we will ultimately prevail, the Company considers the outcome of this dispute to be uncertain. Since it is not more likely than not that we will prevail, in the fourth quarter of 2012, we recorded a reserve in the amount of $44.5 million in consideration of this matter, of which $43.3 million was recorded as an adjustment to the allocation of the purchase price for the fair value of non-current liabilities assumed as of the acquisition date and was recorded as an increase to goodwill. In addition, the Company will continue to accrue interest related to this matter until such time as the outcome is known or until evidence is presented that we are more likely than not to prevail. During 2012, the Company accrued $1.2 million of additional interest that has accumulated since the date of the acquisition as a charge to current income tax expense.

Acquisition-related costs of $14.5 million that were incurred during the twelve months ended December 31, 2012, and $5.6 million that were expensed during 2011, were classified as Selling, General and Administrative expenses.
Had the acquisition occurred on January 1, 2011, unaudited pro forma consolidated results for the twelve month periods ending December 31, 2012 and 2011 would have been as follows:

	Twelve Months Ended December 31,
(in millions of dollar, except per share data)	2012	2011
Net sales	$1,895.0	$2,064.0
Income from continuing operations	60.4	116.7
Income from continuing operations per common share (diluted)	$0.53	$1.03
The pro forma amounts above are not necessarily indicative of the results that would have occurred if the acquisition had been completed on January 1, 2011. The pro forma amounts are based on the historical results of operations, and are adjusted for depreciation and amortization of finite-lived intangibles and property, plant and equipment, and other charges related to acquisition accounting. The pro forma results of operations for the twelve months ended December 31, 2011 have also been adjusted to include certain transaction and financing related costs in the first year of combined reporting. These 2011 adjustments include: amortization of the purchase accounting step-up in inventory cost of $13.3 million, transaction costs related to the Merger of $20.1 million and expenses of $88.0 million related to the Company's refinancing completed on May 1, 2012. Also included is $101.9 million for the release of the U.S. tax valuation allowance as if the Company began providing a tax benefit on U.S. losses beginning January 1, 2011.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

4. Long-term Debt and Short-term Borrowings
Notes payable and long-term debt consisted of the following as of December 31, 2012 and 2011:

(in millions of dollars)	2012	2011
U.S. Dollar Senior Secured Term Loan B, due May 2019 (floating interest rate of 4.25% at December 31, 2012)	$326.8	$—
U.S. Dollar Senior Secured Term Loan A, due May 2017 (floating interest rate of 3.32% at December 31, 2012)	220.8	—
Canadian Dollar Senior Secured Term Loan A, due May 2017 (floating interest rate of 4.26% at December 31, 2012)	21.8	—
Senior Unsecured Notes, due May 2020 (fixed interest rate of 6.75%)	500.0	—
Senior Secured Notes, due March 2015, net of discount (fixed interest rate of 10.625%)	—	420.9	(1)
U.S. Dollar Senior Subordinated Notes, due August 2015 (fixed interest rate of 7.625%)	—	246.3
Other borrowings	2.7	1.8
Total debt	1,072.1	669.0
Less: current portion	(1.3)	(0.2)
Total long-term debt	$1,070.8	$668.8

(1)	Net of unamortized original issue discount of $4.2 million as of December 31, 2011.
As of December 31, 2012, there were no borrowings under the $250 million senior secured revolving credit facility. The amount available for borrowings was $238.5 million (allowing for $11.5 million of letters of credit outstanding on that date).
On May 1, 2012 we entered into a refinancing in conjunction with the Merger. The refinancing reduced our effective interest rate while increasing our borrowing capacity and extending the maturities of our credit facilities.
The new credit facilities and notes are as follows:

•	$250 million of U.S. Dollar Senior Secured Revolving Credit Facilities due May 2017

•	$285 million of U.S. Dollar Senior Secured Term Loan A due May 2017

•	C$34.5 million of Canadian Dollar Senior Secured Term Loan A due May 2017

•	$450 million of U.S. Dollar Senior Secured Term Loan B due May 2019

•	$500 million of U.S. Dollar Senior Unsecured Notes due May 2020
Interest rates under the senior secured term loans are based on the London Interbank Offered Rate ("LIBOR"). The range of borrowing costs under the pricing grid is LIBOR plus 3.00% for the Term A loans and LIBOR plus 3.25% with a LIBOR rate floor of 1.00% for the Term B loans. The senior secured credit facilities had a weighted average interest rate of 3.89% as of December 31, 2012 and the senior unsecured notes have an interest rate of 6.75%.
In addition on May 1, 2012 we repurchased or discharged all of our outstanding senior secured notes of $425.1 million, due March 2015, for $464.7 million including a premium and related fees of $39.6 million. On May 4, 2012 we redeemed all of our outstanding senior subordinated notes of $246.3 million, due August 2015, for $252.6 million including a premium of $6.3 million. We also terminated our senior secured asset-based revolving credit facility of $175.0 million, which was undrawn as of May 1, 2012. Associated with these transactions were $15.5 million in write-offs for original issue discount and debt origination costs.
In conjunction with our refinancing, we paid $38.5 million in additional bank, legal and advisory fees associated with our new credit facilities. These fees were capitalized and are being amortized over the life of the credit facilities and senior unsecured notes.
During 2012, we voluntarily repaid $64.2 million of our U.S. Dollar Senior Secured Term Loan A, $12.9 million of our Canadian Dollar Senior Secured Term Loan A and $123.2 million of our U.S. Dollar Senior Secured Term Loan B.
During 2011, we repurchased $34.9 million of our Senior Secured Notes and $25.0 million of our Senior Subordinated Notes. We paid a $3.0 million premium on the repurchase of our Senior Secured Notes, which was included in Other expense, net in the Consolidated Statements of Operations

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Loan Covenants
We must meet certain restrictive financial covenants as defined under the senior secured credit facilities. The covenants become more restrictive over time and require us to maintain certain ratios related to consolidated leverage and consolidated interest coverage. We are also subject to certain customary restrictive covenants under the senior unsecured notes.
The table below sets forth the financial covenant ratio levels under the senior secured credit facilities:

	Maximum Consolidated Leverage Ratio(1)	Minimum - Interest Coverage Ratio(2)
May 1, 2012 to December 31, 2012	4.50:1.00	3.00:1.00
January 1, 2013 to December 31, 2013	4.25:1.00	3.00:1.00
January 1, 2014 to December 31, 2014	4.00:1.00	3.25:1.00
January 1, 2015 to December 31, 2015	3.75:1.00	3.25:1.00
January 1, 2016 and thereafter	3.50:1.00	3.50:1.00

(1)
The leverage ratio is computed by dividing our net indebtedness by the cumulative four-quarter-trailing EBITDA, which excludes transaction, restructuring, integration and other charges up to certain limits as well as other adjustments as defined under the senior secured credit facilities.

(2)
The interest coverage ratio for any period is the cumulative four-quarter-trailing EBITDA, for the Company, for such period, adjusted as provided in (1), divided by cash interest expense for the Company for such period and other adjustments, all as defined under the senior secured credit facilities.

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
Guarantees and Security

Obligations under the senior secured credit facilities are irrevocably and unconditionally guaranteed, jointly and severally, by certain of our existing and future domestic subsidiaries. In the case of the obligations of ACCO Brands Canada its senior secured term loan A is guaranteed by its future subsidiaries and by the Company's other existing and future Canadian subsidiaries.

The senior unsecured notes are irrevocably and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by each of our existing and future domestic subsidiaries other than certain excluded subsidiaries. The senior unsecured notes and the related guarantees will rank equally in right of payment with all of the existing and future senior debt of the Company, Mead Products and the guarantors, senior in right of payment to all of the existing and future subordinated debt of the Company, Mead Products and the guarantors, and effectively subordinated to all of the existing and future secured indebtedness of the Company, Mead Products and the guarantors to the extent of the value of the assets securing such indebtedness. The senior unsecured notes and the guarantees are and structurally subordinated to all existing and future liabilities, including trade payables, of each of the Company's and Mead Products’ subsidiaries that do not guarantee the notes.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Compliance with Loan Covenants
As of and for the year ended December 31, 2012, we were in compliance with all applicable loan covenants.

5. Pension and Other Retiree Benefits

We have a number of pension plans, principally in the U.K. and the U.S. The plans provide for payment of retirement benefits, mainly commencing between the ages of 60 and 65, and also for payment of certain disability and severance benefits. After meeting certain qualifications, an employee acquires a vested right to future benefits. The benefits payable under the plans are generally determined on the basis of an employee’s length of service and earnings. Cash contributions to the plans are made as necessary to ensure legal funding requirements are satisfied.

The Company provides post-retirement health care and life insurance benefits to certain employees and retirees in the U.S. and certain employee groups outside of the U.S. These benefit plans for ACCO Brands legacy employees have been frozen to new participants. Many employees and retirees outside of the U.S. are covered by government health care programs.

On January 20, 2009, the Company’s Board of Directors approved plan amendments to temporarily freeze our ACCO Brands legacy U.S. pension and non-qualified supplemental retirement plans effective March 7, 2009. No additional benefits will accrue under these plans after that date until further action by the Board of Directors. On September 30, 2012 our U.K. pension plan was frozen.

The Merger with Mead C&OP has added additional pension and post-retirement plans in the U.S. and Canada. In the U.S. we have added a pension plan for certain bargained hourly employees of Mead C&OP. In Canada we have assumed the Mead C&OP pension and post-retirement plans for its Canadian employees.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The following table sets forth our defined benefit pension plans and other post-retirement benefit plans funded status and the amounts recognized in our consolidated balance sheets:

	Pension Benefits				Post-retirement
	U.S.		International
(in millions of dollars)	2012	2011	2012	2011	2012	2011
Change in projected benefit obligation (PBO)
Projected benefit obligation at beginning of year	$171.9	$162.5	$284.6	$268.3	$13.4	$13.3
Service cost	1.2	—	2.1	2.1	0.2	0.2
Interest cost	8.4	8.6	14.3	14.7	0.6	0.6
Actuarial loss	19.9	9.5	30.7	14.2	0.1	—
Participants’ contributions	—	—	0.8	0.9	0.2	0.2
Benefits paid	(12.2)	(8.7)	(13.2)	(13.0)	(0.8)	(0.9)
Curtailment gain	—	—	—	(0.6)	—	—
Foreign exchange rate changes	—	—	13.6	(2.0)	0.2	—
Other items	0.7	—	(0.4)	—	—	—
Mead C&OP acquisition	1.8	—	28.5	—	2.1	—
Projected benefit obligation at end of year	191.7	171.9	361.0	284.6	16.0	13.4
Change in plan assets
Fair value of plan assets at beginning of year	119.1	124.8	242.7	242.3	—	—
Actual return on plan assets	19.8	(3.2)	35.5	7.0	—	—
Employer contributions	8.7	6.2	9.9	6.6	0.6	0.7
Participants’ contributions	—	—	0.8	0.9	0.2	0.2
Benefits paid	(12.2)	(8.7)	(13.2)	(13.0)	(0.8)	(0.9)
Foreign exchange rate changes	—	—	11.8	(1.1)	—	—
Mead C&OP acquisition	—	—	24.4	—	—	—
Fair value of plan assets at end of year	135.4	119.1	311.9	242.7	—	—
Funded status (Fair value of plan assets less PBO)	$(56.3)	$(52.8)	$(49.1)	$(41.9)	$(16.0)	$(13.4)
Amounts recognized in the consolidated balance sheet consist of:
Other current liabilities	$—	$0.2	$0.5	$0.6	$1.1	$1.2
Accrued benefit liability(1)	56.3	52.6	48.6	41.3	14.9	12.2
Components of accumulated other comprehensive income, net of tax:
Unrecognized prior service cost	0.4	—	(0.2)	0.4	—	—
Unrecognized actuarial loss (gain)	57.8	56.1	74.2	62.2	(1.1)	(2.6)

(1)
Pension and post-retirement liabilities of $119.8 million as of December 31, 2012, increased from $106.1 million as of December 31, 2011, due to lower discount rates compared to prior year assumptions, partially offset by the over performance of the assets of the pension plans compared to the expected long-term rate of return of the assets of the pension plans.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Of the amounts included within accumulated other comprehensive income (loss), we expect to recognize the following pre-tax amounts as components of net periodic benefit cost during 2013:

	Pension Benefits		Post-retirement
(in millions of dollars)	U.S.	International
Prior service cost	$0.1	$—	$—
Actuarial loss (gain)	9.6	2.5	(0.7)
	$9.7	$2.5	$(0.7)

All of our plans have projected benefit obligations in excess of plan assets.

The accumulated benefit obligation for all defined benefit pension plans was $536.2 million and $443.6 million at December 31, 2012 and 2011, respectively.

The following table sets out information for pension plans with an accumulated benefit obligation in excess of plan assets:

	U.S.		International
(in millions of dollars)	2012	2011	2012	2011
Projected benefit obligation	$191.7	$171.9	$349.6	$272.8
Accumulated benefit obligation	189.8	171.9	335.3	260.2
Fair value of plan assets	135.4	119.1	300.6	230.9

The components of net periodic benefit cost for pension and post-retirement plans for the years ended December 31, 2012, 2011, and 2010, respectively, were as follows:

	Pension Benefits						Post-retirement
	U.S.			International
(in millions of dollars)	2012	2011	2010	2012	2011	2010	2012	2011	2010
Service cost	$1.2	$—	$—	$2.1	$2.1	$2.3	$0.2	$0.2	$0.2
Interest cost	8.4	8.6	8.9	14.3	14.7	14.6	0.6	0.6	0.7
Expected return on plan assets	(10.4)	(10.7)	(10.4)	(16.2)	(16.0)	(15.1)	—	—	—
Amortization of prior service cost	—	—	—	0.4	0.2	0.1	—	—	—
Amortization of net loss (gain)	6.2	4.3	3.0	2.2	3.9	4.8	(1.6)	(0.6)	(0.9)
Curtailment	—	—	—	—	(0.2)	—	—	—	—
Settlement loss	0.7	—	—	—	—	—	—	—	—
Net periodic benefit cost	$6.1	$2.2	$1.5	$2.8	$4.7	$6.7	$(0.8)	$0.2	$—

During the second quarter of 2012, due to of the Merger, we settled the Amended and Restated ACCO Brands Corporation Supplemental Retirement Plan (the "SRP"), which resulted in a settlement charge of $0.7 million. The SRP provided that the accrued vested benefit of each participant be paid in an actuarial equivalent lump sum upon the occurrence of a change of control (as defined in the SRP).

During the first quarter of 2012, we changed the amortization of our net loss included in accumulated other comprehensive income (loss) for our U.K. pension plan from the average remaining service period of active employees expected to receive benefits under the plan to the average remaining life expectancy of the inactive participants. This change was the result of decreases in plan participation resulting in substantially all of the participants now being inactive. This change reduced the net periodic benefit cost by approximately $3.3 million for the year ended December 31, 2012.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Other changes in plan assets and benefit obligations that were recognized in other comprehensive income (loss) during the years ended December 31, 2012, 2011, and 2010 were as follows:

	Pension Benefits						Post-retirement
	U.S.			International
(in millions of dollars)	2012	2011	2010	2012	2011	2010	2012	2011	2010
Current year actuarial loss (gain)	$9.6	$23.5	$(0.2)	$11.4	$22.8	$(4.2)	$0.1	$—	$—
Amortization of actuarial (loss) gain	(6.2)	(4.3)	(3.0)	(2.2)	(3.9)	(4.8)	1.6	0.6	0.9
Current year prior service cost (income)	0.8	—	—	(0.3)	—	—	—	—	—
Amortization of prior service cost	—	—	—	(0.4)	(0.2)	(0.1)	—	—	—
Exchange rate adjustment	—	—	—	4.1	(1.0)	(3.2)	(0.1)	—	0.1
Total recognized in other comprehensive income (loss)	$4.2	$19.2	$(3.2)	$12.6	$17.7	$(12.3)	$1.6	$0.6	$1.0
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$10.3	$21.4	$(1.7)	$15.4	$22.4	$(5.6)	$0.8	$0.8	$1.0

Assumptions
Weighted average assumptions used to determine benefit obligations for the years ended December 31, 2012, 2011, and 2010 were as follows:

	Pension Benefits						Post-retirement
	U.S.			International
	2012	2011	2010	2012	2011	2010	2012	2011	2010
Discount rate	4.2%	5.0%	5.5%	4.3%	4.7%	5.4%	4.0%	4.5%	5.0%
Rate of compensation increase	N/A	N/A	N/A	4.0%	3.6%	4.4%	—	—	—
Weighted average assumptions used to determine net cost for the years ended December 31, 2012, 2011, and 2010 were as follows:

	Pension Benefits						Post-retirement
	U.S.			International
	2012	2011	2010	2012	2011	2010	2012	2011	2010
Discount rate	5.0%	5.5%	5.9%	4.7%	5.4%	5.8%	4.5%	5.0%	5.9%
Expected long-term rate of return	8.2%	8.2%	8.2%	6.2%	6.4%	6.8%	—	—	—
Rate of compensation increase	N/A	N/A	N/A	3.6%	4.4%	4.5%	—	—	—

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Weighted average health care cost trend rates used to determine post-retirement benefit obligations and net cost as of December 31, 2012, 2011, and 2010 were as follows:

	Post-retirement Benefits
	2012	2011	2010
Health care cost trend rate assumed for next year	7%	7%	8%
Rate that the cost trend rate is assumed to decline (the ultimate trend rate)	5%	5%	5%
Year that the rate reaches the ultimate trend rate	2020	2020	2020
Assumed health care cost trend rates may have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage-	1-Percentage-
(in millions of dollars)	Point Increase	Point Decrease
Increase (decrease) on total of service and interest cost	$0.1	$(0.2)
Increase (decrease) on post-retirement benefit obligation	1.6	(1.4)
Plan Assets
The investment strategy for the Company is to optimize investment returns through a diversified portfolio of investments, taking into consideration underlying plan liabilities and asset volatility. Each plan has a different target asset allocation, which is reviewed periodically and is based on the underlying liability structure. The target asset allocation for our U.S. plan is 65% in equity securities, 20% in fixed income securities and 15% in alternative assets. The target asset allocation for non-U.S. plans is set by the local plan trustees.

Our pension plan weighted average asset allocations as of December 31, 2012 and 2011 were as follows:

	2012		2011
	U.S.	International	U.S.	International
Asset category
Equity securities	64%	47%	63%	48%
Fixed income	30	39	32	42
Real estate	—	4	—	4
Other(1)	6	10	5	6
Total	100%	100%	100%	100%

(1)	Insurance contracts, multi-strategy hedge funds and cash and cash equivalents for certain of our plans.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

U.S. Pension Plan Assets

Fair value measurements of our U.S. pension plan assets by asset category as of December 31, 2012 were as follows:

(in millions of dollars)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value as of December 31, 2012
Common stocks	$8.1	$—	$—	$8.1
Mutual funds	79.1	—	—	79.1
Common collective trust funds	—	8.0	—	8.0
Government debt securities	—	4.4	—	4.4
Corporate debt securities	—	11.2	—	11.2
Asset-backed securities	—	8.6	—	8.6
Multi-strategy hedge funds	—	6.2	—	6.2
Government mortgage-backed securities	—	4.2	—	4.2
Collateralized mortgage obligations, mortgage backed securities, and other	—	5.6	—	5.6
Total	$87.2	$48.2	$—	$135.4

Fair value measurements of our U.S. pension plan assets by asset category as of December 31, 2011 were as follows:

(in millions of dollars)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value as of December 31, 2011
Common stocks	$6.9	$—	$—	$6.9
Mutual funds	68.3	—	—	68.3
Government debt securities	—	10.9	—	10.9
Corporate debt securities	—	8.0	—	8.0
Asset-backed securities	—	7.8	—	7.8
Multi-strategy hedge funds	—	5.4	—	5.4
Government mortgage-backed securities	—	4.0	—	4.0
Common collective trust funds, collateralized mortgage obligations, mortgage backed securities, and other fixed income securities	—	7.8	—	7.8
Total	$75.2	$43.9	$—	$119.1

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

International Pension Plans Assets

Fair value measurements of our international pension plans assets by asset category as of December 31, 2012 were as follows:

(in millions of dollars)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value as of December 31, 2012
Cash and cash equivalents	$4.3	$—	$—	$4.3
Equity securities	130.5	15.8	—	146.3
Corporate debt securities	—	103.6	—	103.6
Multi-strategy hedge funds	—	15.0	—	15.0
Insurance contracts	—	12.2	—	12.2
Other debt securities	—	10.3	—	10.3
Real estate	—	9.9	1.0	10.9
Government debt securities	—	9.3	—	9.3
Total	$134.8	$176.1	$1.0	$311.9

Fair value measurements of our international pension plans assets by asset category as of December 31, 2011 were as follows:

(in millions of dollars)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value as of December 31, 2011
Cash and cash equivalents	$3.2	$—	$—	$3.2
Equity securities	116.6	—	—	116.6
Corporate debt securities	—	82.6	—	82.6
Real estate	—	10.0	—	10.0
Insurance contracts	—	9.7	—	9.7
Other debt securities	—	9.7	—	9.7
Government debt securities	—	9.0	—	9.0
Multi-strategy hedge funds	—	1.9	—	1.9
Total	$119.8	$122.9	$—	$242.7

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

Real estate: Real estate, exclusive of the Canadian plan, consists of managed real estate investment trust securities (level 2 inputs). Real estate in the Canadian plan was acquired in the Merger of Mead C&OP and the properties are appraised by a third party on an annual basis (level 3 inputs). There have been no substantial purchases or gain/losses since the Merger.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

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

Cash Contributions

We contributed $19.2 million to our defined benefit plans in 2012, including $3.3 million for the settlement of the SRP.

We expect to contribute $14.3 million to our defined benefit plans in 2013.

The following table presents estimated future benefit payments for the next ten fiscal years:

	Pension	Post-retirement
(in millions of dollars)	Benefits	Benefits
2013	$21.5	$1.1
2014	$22.3	$1.2
2015	$22.7	$1.1
2016	$23.3	$1.1
2017	$24.0	$1.1
Years 2018 — 2022	$125.8	$4.9

We also sponsor a number of defined contribution plans. Contributions are determined under various formulas. Costs related to such plans amounted to $8.0 million, $6.6 million and $6.1 million for the years ended December 31, 2012, 2011, and 2010, respectively. The $1.4 million increase in defined contribution plan costs in 2012 compared to 2011 was due to the Merger with Mead C&OP.

6. Stock-Based Compensation

We have two share-based compensation plans under which a total of 15,665,000 shares may be issued under awards to key employees and non-employee directors.

The following table summarizes the impact of all stock-based compensation expense on our consolidated statements of operations for the years ended December 31, 2012, 2011 and 2010.

(in millions of dollars)	2012	2011	2010
Advertising, selling, general and administrative expense	$9.2	$6.3	$4.2
Income from continuing operations before income tax	9.2	6.3	4.2
Income tax expense	3.3	0.2	0.2
Net income	$5.9	$6.1	$4.0

There was no capitalization of stock based compensation expense.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Stock-based compensation expense by award type (including stock options, stock-settled appreciation rights (“SSARs”), restricted stock units (“RSUs”) and performance stock units (“PSUs”)) for the years ended December 31, 2012, 2011 and 2010 are as follows:

(in millions of dollars)	2012	2011	2010
Stock option compensation expense	$1.8	$0.6	$0.4
SSAR compensation expense	0.1	0.2	0.2
RSU compensation expense	3.9	3.0	2.8
PSU compensation expense	3.4	2.5	0.8
Total stock-based compensation	$9.2	$6.3	$4.2

Stock Option and SSAR Awards

The exercise price of each stock option and SSAR equals or exceeds the fair market price of our stock on the date of grant. Options/SSARs can generally be exercised over a maximum term of up to seven years. Stock options/SSARs outstanding as of December 31, 2012 generally vest ratably over three years. There were no SSAR or option awards issued during 2010. During 2011 and 2012, we granted only option awards. The fair value of each option/SSAR grant is estimated on the date of grant using the Black-Scholes option-pricing model using the weighted average assumptions as outlined in the following table:

	Year Ended December 31,
	2012		2011
Weighted average expected lives	4.5	years	4.5	years
Weighted average risk-free interest rate	0.75%		1.65%
Weighted average expected volatility	55.7%		50.7%
Expected dividend yield	0.0%		0.0%
Weighted average grant date fair value	$5.41		$3.85

We have utilized historical volatility for a pool of peer companies for a period of time that is comparable to the expected life of the option/SSAR to determine volatility assumptions for stock-based compensation prior to 2012. Beginning with 2012 volatility is calculated using a combination of peer companies (50%) and ACCO Brands' historic volatility (50%). The weighted average expected option/SSAR term reflects the application of the simplified method, which defines the life as the average of the contractual term of the option/SSAR and the weighted average vesting period for all option tranches. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Forfeitures are estimated at the time of grant in order to calculate the amount of share-based payment awards ultimately expected to vest. The forfeiture rate is based on historical rates.

A summary of the changes in stock options/SSARs outstanding under the Company’s stock compensation plans during the year ended December 31, 2012 is presented below:

	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2011	6,108,456	$12.23
Granted	698,526	$11.83
Exercised	(297,446)	$1.58
Lapsed	(1,630,983)	$20.28
Outstanding at December 31, 2012	4,878,553	$10.12	3.2 years	$9.7	million
Exercisable shares at December 31, 2012	3,796,756	$9.95	2.4 years	$9.7	million
Options/SSARs vested or expected to vest	4,814,335	$10.12	3.1 years	$9.7	million

We received cash of $0.2 million and $0.1 million from the exercise of stock options for the years ended December 31, 2012 and 2011, respectively. The aggregate intrinsic value of options exercised during the years ended December 31, 2012 and 2011,

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

were not significant. No stock options were exercised in 2010. The aggregate intrinsic value of SSARs exercised during the years ended December 31, 2012, 2011 and 2010 totaled $2.5 million, $3.0 million and $2.1 million, respectively. The fair value of options and SSARs vested during the years ended December 31, 2012, 2011 and 2010 was $1.0 million, $0.6 million and $1.1 million, respectively. As of December 31, 2012, we had unrecognized compensation expense related to stock options of $3.7 million, which will be recognized over a weighted-average period of 2.1 years.

Stock Unit Awards

The ACCO Brands Corporation 2011 Amended and Restated ACCO Brands Corporation Incentive Plan provides for stock based awards in the form of RSUs, PSUs, incentive and non-qualified stock options, and stock appreciation rights, any of which may be granted alone or with other types of awards and dividend equivalents. RSUs vest over a pre-determined period of time, generally three to four years from the date of grant. Stock-based compensation expense for the years ended December 31, 2012, 2011 and 2010 includes $0.9 million, $0.6 million and $0.7 million, respectively, of expense related to RSUs granted to non-employee directors, which became fully vested on the grant date. PSUs also vest over a pre-determined period of time, minimally three years, but are further subject to the achievement of certain business performance criteria in future periods. Based upon the level of achieved performance, the number of shares actually awarded can vary from 0% to 150% of the original grant.

There were 1,428,592 RSUs outstanding at December 31, 2012. All outstanding RSUs as of December 31, 2012 vest within four years of their date of grant. Also outstanding at December 31, 2012 were 1,571,005 PSUs. All outstanding PSUs as of December 31, 2012 vest at the end of their respective performance periods subject to achievement of the performance targets associated with such awards. Upon vesting, all of the remaining PSU awards will be converted into the right to receive one share of common stock of the Company for each unit that vests. The cost of these awards is determined using the fair value of the shares on the date of grant, and compensation expense is generally recognized over the period during which the employees provide the requisite service to the Company. We generally recognize compensation expense for our PSU awards ratably over the performance period based on management’s judgment of the likelihood that performance measures will be attained. We generally recognize compensation expense for our RSU awards ratably over the service period.

A summary of the changes in the stock unit awards outstanding under our equity compensation plans during 2012 is presented below:

	Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2011	2,391,360	$8.80
Granted	1,536,779	$11.54
Vested	(453,831)	$11.11
Forfeited and cancelled	(474,711)	$9.25
Outstanding at December 31, 2012	2,999,597	$9.78

The weighted-average grant date fair value of our stock unit awards was $11.54, $8.73, and $7.06 for the years ended December 31, 2012, 2011 and 2010, respectively. The fair value of stock unit awards that vested during the years ended December 31, 2012, 2011 and 2010 was $5.0 million, $2.5 million and $1.3 million, respectively. As of December 31, 2012, the Company had unrecognized compensation expense related to RSUs and PSUs of $7.2 million and $7.8 million, respectively. The unrecognized compensation expense related to RSUs and PSUs will be recognized over a weighted-average period of 2.3 years and 1.8 years, respectively.

We will satisfy the requirement for delivering the common shares for stock-based plans by issuing new shares.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

7. Inventories

Inventories are stated at the lower of cost or market value. The components of inventories were as follows:

	December 31,
(in millions of dollars)	2012	2011
Raw materials	$40.1	$23.9
Work in process	5.4	3.6
Finished goods	220.0	170.2
Total inventories	$265.5	$197.7

8. Property, Plant and Equipment

Property, plant and equipment, net consisted of:

	December 31,
(in millions of dollars)	2012	2011
Land and improvements	$27.5	$13.6
Buildings and improvements to leaseholds	151.3	115.5
Machinery and equipment	379.2	321.7
Construction in progress	33.4	12.5
	591.4	463.3
Less: accumulated depreciation	(317.8)	(316.1)
Property, plant and equipment, net(1)	$273.6	$147.2

(1)
Net property, plant and equipment as of December 31, 2012 and 2011 contained $26.9 million and $24.9 million of computer software assets, which are classified within machinery and equipment and construction in progress. Amortization of software costs was $8.4 million, $9.5 million and $10.1 million for the years ended December 31, 2012, 2011 and 2010, respectively.

9. Goodwill and Identifiable Intangible Assets
Goodwill
Changes in the net carrying amount of goodwill by segment were as follows:

(in millions of dollars)	ACCO Brands North America		ACCO Brands International		Computer Products Group	Total

Balance at December 31, 2010	$78.0	(1)	$52.1	(1)	$6.8	$136.9
Translation	(0.2)		(1.7)		—	(1.9)
Balance at December 31, 2011	77.8		50.4		6.8	135.0
Mead C&OP acquisition	318.7		144.7		—	463.4
Translation	(0.2)		(8.8)		—	(9.0)
Balance at December 31, 2012	$396.3		$186.3		$6.8	$589.4
Goodwill	$527.2		$270.5		$6.8	$804.5
Accumulated impairment losses	(130.9)		(84.2)		—	(215.1)
Balance at December 31, 2012	$396.3		$186.3		$6.8	$589.4

(1)
We implemented certain organizational changes in conjunction with the Merger. Effective as of the second quarter of 2012, our former ACCO Brands Americas segment became ACCO Brands North America as the pre-acquisition Latin America

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

business was moved into the ACCO Brands International segment. Goodwill associated with our legacy ACCO Brands Latin America business is therefore now included in the ACCO Brands International segment.

The authoritative guidance on goodwill and other intangible assets requires that goodwill be tested for impairment at a reporting unit level. We have determined that our reporting units are ACCO Brands North America, ACCO Brands International and Computer Products Group segments. We test goodwill for impairment annually and whenever events or circumstances make it more likely than not that an impairment may have occurred. During 2012, we adopted ASU No. 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU No. 2011-08 permits entities to first assess qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test included in U.S. GAAP. Entities are not required to calculate the fair value of a reporting unit unless they determine that it is more likely than not that the fair value is less than the carrying amount. We concluded that it was not necessary to apply the traditional two-step fair value quantitative impairment test in ASC 350 to any of our reporting units in 2012. When applying a fair-value-based test, if it is determined to be required, the fair value of a reporting unit is compared to its carrying value. If the fair value of a reporting unit exceeds the carrying value of the net assets assigned to a reporting unit, goodwill is considered not impaired and no further testing is required. If the carrying value of the net assets assigned to a reporting unit exceeds the fair value of a  reporting unit, the second step of the impairment test is performed in order to determine the implied fair value of a reporting unit’s goodwill. Determining the implied fair value of goodwill requires valuation of a reporting unit’s tangible and intangible assets and liabilities in a manner similar to the allocation of purchase price in a business combination. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, goodwill is deemed impaired and is written down to the extent of the difference. Based upon our most recent annual qualitative impairment test completed during 2012, it is not more likely than not that the fair value of the reporting units goodwill is less than their carrying amounts.

Goodwill has been recorded on our balance sheet related to the Merger and represents the excess of the cost of the acquisition when compared to the fair value estimate of the net assets acquired on May 1, 2012 (the date of the Merger). See Note 3, Acquisitions, for details on the preliminary calculation of the goodwill acquired in the Merger with Mead C&OP.
Given the current economic environment and the uncertainties regarding the impact on our business, there can be no assurance that our estimates and assumptions made for purposes of our impairment testing in 2012 will prove to be accurate predictions of the future. If our assumptions regarding forecasted revenue or margin growth rates are not achieved, we may be required to record additional impairment charges in future periods, whether in connection with our next annual impairment testing in the second quarter of 2013 or prior to that, if any such change constitutes a triggering event outside of the quarter from when the annual impairment test is performed. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.
Identifiable Intangibles
The identifiable intangible assets of $543.2 million acquired in the Merger with Mead C&OP include trade names and customer relationships and were recorded at their fair values. The values assigned were based on the estimated future discounted cash flows attributable to the asset. These future cash flows were estimated based on the historical cash flows and then adjusted for anticipated future changes, primarily expected changes in sales volume or price. We have assigned an indefinite life to certain trade names, which include the Five Star®, Mead®, Tilibra and Hilroy brands, based on the Company's intention to use these trade names for an indefinite period of time and the expected sustainability of brands and the product categories and cash flows with which they are associated. Each of the named brands has a long history of high brand recognition in the markets that it serves, has significant market share in the product categories in which it competes and has demonstrated strong historical financial performance.

The customer relationships and certain trade names will be amortized on an accelerated basis. Definite-lived trade names and customer relationships are expected to be amortized over lives ranging from 10 to 15 years from the Merger date of May 1, 2012.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The allocations of the acquired identifiable intangibles acquired in the Merger are as follows:

(in millions of dollars)	Estimated Fair Value	Estimated Average Remaining Useful Life
Trade names - indefinite lived	$415.3	Indefinite
Trade names - finite lived	50.3	10-15 years
Customer relationships	77.6	10-15 years
	$543.2
As of June 1, 2012, $21.4 million of the value previously assigned to one of our legacy indefinite-lived trade names was changed to an amortizable intangible asset. The change was made in respect of decisions regarding our future use of the trade name. We commenced amortizing the trade name in June of 2012 on a prospective basis over a life of 30 years.
The gross carrying value and accumulated amortization by class of identifiable intangible assets as of December 31, 2012 and 2011 are as follows:

	December 31, 2012					December 31, 2011
(in millions of dollars)	Gross Carrying Amounts		Accumulated Amortization		Net Book Value	Gross Carrying Amounts		Accumulated Amortization		Net Book Value
Indefinite-lived intangible assets:
Trade names	$524.9		$(44.5)	(1)	$480.4	$138.2	(2)	$(44.5)	(1)	$93.7
Amortizable intangible assets:
Trade names	130.9	(2)	(36.7)		94.2	58.0		(27.8)		30.2
Customer and contractual relationships	103.7		(32.7)		71.0	26.1		(21.5)		4.6
Patents/proprietary technology	10.4		(9.4)		1.0	10.4		(8.5)		1.9
Subtotal	245.0		(78.8)		166.2	94.5		(57.8)		36.7
Total identifiable intangibles	$769.9		$(123.3)		$646.6	$232.7		$(102.3)		$130.4

(1)	Accumulated amortization prior to the adoption of authoritative guidance on goodwill and other intangible assets, at which time further amortization ceased.

(2)	A trade name with a gross carrying value of $21.4 million has been reclassified to amortizable intangible assets effective in the second quarter of 2012.
The Company’s intangible amortization was $19.9 million, $6.3 million and $6.7 million for the years ended December 31, 2012, 2011 and 2010, respectively.
Estimated amortization expense for amortizable intangible assets for the next five years is as follows:

(in millions of dollars)	2013	2014	2015	2016	2017
Estimated amortization expense	$24.7	$22.2	$19.9	$17.5	$14.3

Actual amounts of amortization expense may differ from estimated amounts due to changes in foreign currency exchange rates, additional intangible asset acquisitions, impairment of intangible assets, accelerated amortization of intangible assets and other events.

10. Restructuring

During the year 2012, we initiated cost savings plans related to the consolidation and integration of the recently acquired Mead C&OP business. The most significant of these plans relates to our dated goods business and includes the 2013 closure of a manufacturing and distribution facility in East Texas, Pennsylvania and relocation of its activities to other facilities within the Company. We have also committed to certain cost savings plans that are expected to improve the efficiency and effectiveness of our U.S. and European businesses, which are independent of any plans related to our acquisition of the Mead C&OP business.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

During the year ended December 31, 2012, the Company recorded restructuring charges of $24.3 million. No new restructuring initiatives were expensed in the years ended December 31, 2011 or 2010.

A summary of the activity in the restructuring accounts and a reconciliation of the liability for the year ended December 31, 2012 is as follows:

(in millions of dollars)	Balance at December 31, 2011	Provision/ (Income)	Cash Expenditures	Non-cash Items/ Currency Change	Balance at December 31, 2012
Employee termination costs	$0.3	$24.0	$(9.2)	$0.1	$15.2
Termination of lease agreements	0.7	(0.1)	(0.4)	—	0.2
Other	—	0.1	(0.1)	—	—
Sub-total	1.0	24.0	(9.7)	0.1	15.4
Asset impairments/net loss on disposal of assets resulting from restructuring activities	0.2	0.3	(0.3)	(0.2)	—
Total restructuring liability	$1.2	$24.3	$(10.0)	$(0.1)	$15.4

Management expects the $15.2 million employee termination costs balance to be substantially paid within the next 12 months. Cash payments associated with lease termination costs of $0.2 million are expected to be paid within the next six months.

Not included in the restructuring table above is a $0.1 million net gain on the sale of a manufacturing facility and certain assets in the U.K. The sale, which occurred during the second quarter of 2012, generated net cash proceeds of $2.7 million. The gain on sale has been recognized our Consolidated Statements of Operations in selling, general and administrative expenses.

A summary of the activity in the restructuring accounts and a reconciliation of the liability for the year ended December 31, 2011 is as follows:

(in millions of dollars)	Balance at December 31, 2010	Provision/ (Income)	Cash Expenditures	Non-cash Items/ Currency Change	Balance at December 31, 2011
Employee termination costs	$2.2	$(0.6)	$(1.4)	$0.1	$0.3
Termination of lease agreements	3.0	(0.5)	(1.9)	0.1	0.7
Sub-total	5.2	(1.1)	(3.3)	0.2	1.0
Asset impairments/net loss on disposal of assets resulting from restructuring activities	—	0.4	(0.1)	(0.1)	0.2
Total restructuring liability	$5.2	$(0.7)	$(3.4)	$0.1	$1.2

A summary of the activity in the restructuring accounts and a reconciliation of the liability for the year ended December 31, 2010 is as follows:

(in millions of dollars)	Balance at December 31, 2009	Provision/ (Income)	Cash Expenditures	Non-cash Items/ Currency Change	Balance at December 31, 2010
Employee termination costs	$8.0	$(1.5)	$(3.9)	$(0.4)	$2.2
Termination of lease agreements	4.4	0.2	(1.5)	(0.1)	3.0
Sub-total	12.4	(1.3)	(5.4)	(0.5)	5.2
Asset impairments/net loss on disposal of assets resulting from restructuring activities	—	0.8	—	(0.8)	—
Total restructuring liability	$12.4	$(0.5)	$(5.4)	$(1.3)	$5.2

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

In addition to the restructuring described above, in the first quarter of 2011 we initiated plans to rationalize our European operations. The associated costs primarily relate to employee terminations, which were accounted for as regular business expenses and were largely offset by associated savings realized during the remainder of the 2011 year. These costs totaled $4.5 million during the year ended December 31, 2011 and are included within advertising, selling, general and administrative expenses in the Consolidated Statements of Operations.

A summary of the activity in the rationalization charges and a reconciliation of the liability for the year ended December 31, 2011 is as follows:

(in millions of dollars)	Balance at December 31, 2010	Provision	Cash Expenditures	Non-cash Items/ Currency Change	Balance at December 31, 2011
Employee termination costs	$—	$4.5	$(4.2)	$0.1	$0.4

The $0.4 million of employee termination costs remaining as of December 31, 2011 were paid in 2012.

11. Income Taxes
The components of income (loss) before income taxes from continuing operations are as follows:

(in millions of dollars)	2012	2011	2010
Domestic operations	$(94.9)	$(48.6)	$(38.5)
Foreign operations	90.5	91.5	77.0
Total	$(4.4)	$42.9	$38.5
The reconciliation of income taxes computed at the U.S. federal statutory income tax rate to our effective income tax rate for continuing operations is as follows:

(in millions of dollars)	2012	2011	2010
Income tax at U.S. statutory rate	$(1.5)	$15.0	$13.5
State, local and other tax, net of federal benefit	(0.6)	(1.3)	(0.8)
U.S. effect of foreign dividends and earnings	23.7	11.6	4.9
Unrealized foreign currency (loss) gain on intercompany debt	(7.7)	0.9	8.6
Foreign income taxed at a lower effective rate	(7.2)	(7.7)	(6.7)
(Decrease) increase in valuation allowance	(145.1)	5.4	15.7
U.S. effect of capital gain	11.0	—	—
Correction of deferred tax error on foreign subsidiary	0.8	—	(2.8)
Change in prior year tax estimates	(0.4)	1.0	(1.3)
Miscellaneous	5.6	(0.6)	(0.4)
Income taxes as reported	$(121.4)	$24.3	$30.7
Effective tax rate	NM	56.6%	79.7%

For 2012, we recorded an income tax benefit from continuing operations of $121.4 million on a loss before taxes of $4.4 million. The tax benefit for 2012 is primarily due to the $145.1 million release of certain valuation allowances.

We continually review the need for establishing or releasing valuation allowances on our deferred tax attributes. Due to the acquisition of Mead C&OP in the second quarter of 2012, we analyzed our need for maintaining valuation reserves against the expected U.S. future tax benefits. Based on our analysis we determined that there existed sufficient evidence in the form of future taxable income from the combined operations to release $126.1 million of the valuation allowance that had been previously recorded against the U.S. deferred income tax assets. The resulting deferred tax assets are comprised principally of net operating loss carryforwards that are expected to be fully realized within the expiration period and other temporary differences. Also, as part

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

of this ongoing review, valuation allowances were released in certain foreign jurisdictions in the amount of $19.0 million, primarily during the second quarter of 2012, due to the sustained profitability of these businesses.

For the year ended December 31, 2011, income tax expense from continuing operations was $24.3 million on income before taxes of $42.9 million. For 2010, we recorded income tax expense from continuing operations of $30.7 million on income before taxes of $38.5 million. The high effective rates for 2011 and 2010 of 56.6% and 79.7% are due to increases in the valuation allowance of $5.4 million, net of a $2.8 million reversal of a valuation reserve in the U.K., and $15.7 million, respectively. Therefore no tax benefit was being provided on losses incurred in the U.S. and certain foreign jurisdictions where valuation allowances were recorded against certain tax benefits. Also contributing to the high effective tax rate for 2010 was an $8.6 million expense recorded to reflect the income tax impact of foreign currency fluctuations on an intercompany debt obligation, partially offset by the benefit of the $2.8 million out-of-period adjustment.

The effective tax rates for discontinued operations were 25.6%, 13.4% and 29.6% in 2012, 2011 and 2010, respectively. The lower rate in 2011 reflects the benefit of the goodwill tax basis and prior year capital loss carryforwards that reduced the taxable gain on the sale of GBC Fordigraph in Australia.

The U.S. federal statute of limitations remains open for the years 2009 and forward. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from 3 to 5 years. Years still open to examination by foreign tax authorities in major jurisdictions include Australia (2008 forward), Brazil (2007 forward), Canada (2006 forward) and the U.K. (2010 forward). We are currently under examination in various foreign jurisdictions.

The components of the income tax expense from continuing operations are as follows:

(in millions of dollars)	2012	2011	2010
Current expense
Federal and other	$6.0	$0.3	$0.6
Foreign	27.1	19.8	18.1
Total current income tax expense	33.1	20.1	18.7
Deferred (benefit) expense
Federal and other	(129.5)	4.9	4.8
Foreign	(25.0)	(0.7)	7.2
Total deferred income tax (benefit) expense	(154.5)	4.2	12.0
Total income tax (benefit) expense	$(121.4)	$24.3	$30.7

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The components of deferred tax assets (liabilities) are as follows:

(in millions of dollars)	2012	2011
Deferred tax assets
Compensation and benefits	$15.6	$14.7
Pension	38.5	34.2
Inventory	5.8	5.4
Other reserves	18.0	7.2
Accounts receivable	6.0	3.7
Capital loss carryforwards	—	10.3
Foreign tax credit carryforwards	20.5	20.5
Net operating loss carryforwards	135.2	129.3
Miscellaneous	6.3	3.3
Gross deferred income tax assets	245.9	228.6
Valuation allowance	(55.4)	(204.3)
Net deferred tax assets	190.5	24.3
Deferred tax liabilities
Depreciation	(27.3)	(2.0)
Identifiable intangibles	(257.4)	(73.0)
Unrealized foreign currency gain on intercompany debt	(3.3)	(10.6)
Gross deferred tax liabilities	(288.0)	(85.6)
Net deferred tax liabilities	$(97.5)	$(61.3)
Deferred income taxes are not provided on certain undistributed earnings of foreign subsidiaries that are expected to be permanently reinvested in those companies, which aggregate to approximately $586 million and $517 million as of December 31, 2012 and at 2011, respectively. If these amounts were distributed to the U.S., in the form of a dividend or otherwise, we would be subject to additional U.S. income taxes. Determination of the amount of unrecognized deferred income tax liabilities on these earnings is not practicable.
At December 31, 2012, $404.5 million of net operating loss carryforwards are available to reduce future taxable income of domestic and international companies. These loss carryforwards expire in the years 2013 through 2031 or have an unlimited carryover period.
We recognize interest and penalties related to unrecognized tax benefits as a component of income taxes in our results of operations. As of December 31, 2012, we have accrued $1.4 million for interest and penalties on unrecognized tax benefits.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in millions of dollars)	2012	2011	2010
Balance at beginning of year	$5.5	$5.7	$6.0
Additions for tax positions of prior years	2.0	0.1	0.2
Reductions for tax positions of prior years	(1.5)	(0.2)	(0.5)
Settlements	—	(0.1)	—
Mead C&OP acquisition	50.3	—	—
Balance at end of year	$56.3	$5.5	$5.7

As of December 31, 2012 the amount of unrecognized tax benefits increased to $56.3 million, of which $51.6 million would affect our effective tax rate, if recognized. We expect the amount of unrecognized tax benefits to change within the next twelve months, but these changes are not expected to have a significant impact on our results of operations or financial position. None of the positions included in the unrecognized tax benefit relate to tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Income Tax Assessment

In connection with our May 1, 2012 acquisition of Mead C&OP, we assumed all of the tax liabilities for the acquired foreign operations. In December of 2012, the Federal Revenue Department of the Ministry of Finance of Brazil ("FRD") issued a tax assessment against our newly acquired indirect subsidiary, Tilibra Produtos de Papelaria Ltda. ("Tilibra"), which challenged the goodwill recorded in connection with the 2004 acquisition of Tilibra. This assessment denied the deductibility of that goodwill from Tilibra's taxable income for the year 2007. The assessment seeks payment of approximately R$26.9 million ($13.2 million based on current exchange rates) of tax, penalties and interest.

In January of 2013, Tilibra filed a protest disputing the tax assessment at the first administrative level of appeal within the FRD. We believe that we have meritorious defenses and intend to vigorously contest this matter, however, there can be no assurances that we will ultimately prevail. We are in the early stages of the process to challenge the FRD's tax assessment, and the ultimate outcome will not be determined until the Brazilian tax appeal process is complete, which is expected to take many years. In addition, Tilibra's 2008-2012 tax years remain open and subject to audit, and there can be no assurances that we will not receive additional tax assessments regarding the goodwill deducted for the Tilibra acquisition for one or more of those years, which could increase the Company's exposure to a total of approximately $44.5 million (based on current exchange rates), including interest and penalties which have accumulated to date. If the FRD's initial position is ultimately sustained, the amount assessed would adversely affect our reported cash flow in the year of settlement.

Because there is no settled legal precedent on which to base a definitive opinion as to whether we will ultimately prevail, the Company considers the outcome of this dispute to be uncertain. Since it is not more likely than not that we will prevail, in the fourth quarter of 2012, we recorded a reserve in the amount of $44.5 million in consideration of this matter, of which $43.3 million was recorded as an adjustment to the allocation of the purchase price for the fair value of non-current liabilities assumed as of the acquisition date and was recorded as an increase to goodwill. In addition, the Company will continue to accrue interest related to this matter until such time as the outcome is known or until evidence is presented that we are more likely than not to prevail. During 2012, the Company accrued $1.2 million of additional interest that has accumulated since the date of the acquisition as a charge to current income tax expense.

12. Earnings per Share

Total outstanding shares as of December 31, 2012 and 2011 were 113.1 million and 55.5 million, respectively. The calculation of basic earnings per common share is based on the weighted average number of common shares outstanding in the year, or period, over which they were outstanding. Our calculation of diluted earnings per common share assumes that any common shares outstanding were increased by shares that would be issued upon exercise of those stock units for which the average market price for the period exceeds the exercise price; less, the shares that could have been purchased by the Company with the related proceeds, including compensation expense measured but not yet recognized, net of tax.

(in millions)	2012	2011	2010
Weighted-average number of common shares outstanding — basic	94.1	55.2	54.8
Stock options	0.1	0.1	0.1
Stock-settled stock appreciation rights	0.9	1.7	2.1
Restricted stock units	1.0	0.6	0.2
Adjusted weighted-average shares and assumed conversions — diluted	96.1	57.6	57.2

Awards of shares representing approximately 5.4 million, 4.3 million and 4.1 million as of December 31, 2012, 2011 and 2010, respectively, of potentially dilutive shares of common stock were outstanding and are not included in the computation of dilutive earnings per share as their effect would have been anti-dilutive because their exercise prices were higher than the average market price during the period.

13. Derivative Financial Instruments
We are exposed to various market risks, including changes in foreign currency exchange rates and interest rate changes. We enter into financial instruments to manage and reduce the impact of these risks, not for trading or speculative purposes. The counterparties to these financial instruments are major financial institutions. We continually monitor our foreign currency exposures in order to maximize the overall effectiveness of our foreign currency hedge positions. Principal currencies hedged include the

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

U.S. dollar, Euro, Australian dollar, Canadian dollar and Pound sterling. We are subject to credit risk, which relates to the ability of counterparties to meet their contractual payment obligations or the potential non-performance by counterparties to financial instrument contracts. Management continues to monitor the status of our counterparties and will take action, as appropriate, to further manage our counterparty credit risk. There are no credit contingency features in our derivative financial instruments.
On the date in which we enter into a derivative, the derivative is designated as a hedge of the identified exposure. We measure the effectiveness of our hedging relationships both at hedge inception and on an ongoing basis.

Forward Currency Contracts
We enter into forward foreign currency contracts to reduce the effect of fluctuating foreign currencies, primarily on foreign denominated inventory purchases and intercompany loans. The majority of the Company’s exposure to local currency movements is in Europe, Australia, Canada, Brazil, Mexico and Japan.
Forward currency contracts are used to hedge foreign denominated inventory purchases for Europe, Australia, Canada and Japan and are designated as cash flow hedges. Unrealized gains and losses on these contracts for inventory purchases are deferred in other comprehensive income (loss) until the contracts are settled and the underlying hedged transactions are recognized, at which time the deferred gains or losses will be reported in the “Cost of products sold” line in the Consolidated Statements of Operations. As of December 31, 2012 and December 31, 2011, the Company had cash flow designated foreign exchange contracts outstanding with a U.S. dollar equivalent notional value of $85.0 million and $71.9 million, respectively.
Forward currency contracts used to hedge foreign denominated intercompany loans are not designated as hedging instruments. Gains and losses on these derivative instruments are recognized within "Other expense, net" in the Consolidated Statements of Operations and are largely offset by the changes in the fair value of the hedged item. The periods of the forward foreign exchange contracts correspond to the periods of the hedged transactions, and do not extend beyond 2013. As of December 31, 2012 and 2011, we have undesignated foreign exchange contracts outstanding with a U.S. dollar equivalent notional value of $90.4 million and $75.6 million, respectively.
The following table summarizes the fair value of our derivative financial instruments as of December 31, 2012 and 2011, respectively.

	Fair Value of Derivative Instruments
	Derivative Assets			Derivative Liabilities
(in millions of dollars)	Balance Sheet Location	December 31, 2012	December 31, 2011	Balance Sheet Location	December 31, 2012	December 31, 2011
Derivatives designated as hedging instruments:
Foreign exchange contracts	Other current assets	$0.7	$3.0	Other current liabilities	$0.6	$0.2
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current assets	0.5	0.8	Other current liabilities	0.2	1.2
Total derivatives		$1.2	$3.8		$0.8	$1.4

The following tables summarizes the pre-tax effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010 respectively.

	The Effect of Derivative Instruments in Cash Flow Hedging Relationships on the Consolidated Statements of Operations for the Years Ended December 31,
	Amount of Gain (Loss) Recognized in OCI (Effective Portion)			Location of (Gain) Loss Reclassified from OCI to Income	Amount of (Gain) Loss Reclassified from AOCI to Income (Effective Portion)
(in millions of dollars)	2012	2011	2010		2012	2011	2010
Cash flow hedges:
Foreign exchange contracts	(0.2)	$(0.3)	$(3.1)	Cost of products sold	$(1.9)	$4.4	$0.8

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

	The Effect of Derivatives Not Designated as Hedging Instruments on the Consolidated Statements of Operations
	Location of (Gain) Loss Recognized in Income on Derivatives	Amount of (Gain) Loss Recognized in Income year ended December 31,
(in millions of dollars)		2012	2011	2010
Foreign exchange contracts	Other expense, net	$2.3	$0.9	$(1.8)

14. Fair Value of Financial Instruments

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

We utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

We have determined that our financial assets and liabilities are Level 2 in the fair value hierarchy. The following table sets forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2012 and 2011, respectively:

(in millions of dollars)	December 31, 2012	December 31, 2011
Assets:
Forward currency contracts	$1.2	$3.8
Liabilities:
Forward currency contracts	$0.8	$1.4

Our forward currency contracts are included in "Other current assets" or "Other current liabilities" and mature within 12 months. The forward foreign currency exchange contracts are primarily valued based on the foreign currency spot and forward rates quoted by the banks or foreign currency dealers. As such, these derivative instruments are classified within Level 2.

The fair values of cash and cash equivalents, notes payable to banks, accounts receivable and accounts payable approximate carrying amounts due principally to their short maturities. The carrying amount of total debt was $1,072.1 million and $669.0 million and the estimated fair value of total debt was $1,097.5 million and $727.2 million at December 31, 2012 and 2011, respectively. The fair values are determined from quoted market prices, where available, and from investment bankers using current interest rates considering credit ratings and the remaining terms of maturity.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

15. Accumulated Other Comprehensive Income (Loss)
Comprehensive income is defined as net income (loss) and other changes in stockholders’ equity from transactions and other events from sources other than stockholders. The components of, and changes in, accumulated other comprehensive income (loss) were:

(in millions of dollars)	Derivative Financial Instruments	Foreign Currency Adjustments	Unrecognized Pension and Other Post-retirement Benefit Costs	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2010	$(1.5)	$(2.1)	$(82.5)	$(86.1)
Changes during the year (net of taxes of $3.1)	3.7	(15.0)	(33.6)	(44.9)
Balance at December 31, 2011	2.2	(17.1)	(116.1)	(131.0)
Changes during the year (net of taxes of $6.3)	(2.1)	(10.9)	(12.1)	(25.1)
Balance at December 31, 2012	$0.1	$(28.0)	$(128.2)	$(156.1)

16. Information on Business Segments

In conjunction with the Merger during the second quarter of 2012, we realigned our Americas and International segments. The pre-acquisition Latin America business has been moved into the International segment along with Mead C&OP's Brazilian operations. Our Computer Products Group was unaffected by the realignment or the Merger.

Our three business segments are described below.

ACCO Brands North America and ACCO Brands International

On May 1, 2012, we implemented certain organizational changes in our business segments in conjunction with the Merger with Mead C&OP. Effective as of the second quarter of 2012, the Company's former ACCO Brands Americas segment became ACCO Brands North America as the Company's pre-acquisition Latin America business was moved into the ACCO Brands International segment. These two segments manufacture, source and sell traditional office products, school supplies, calendar products and document finishing solutions. ACCO Brands North America comprises the U.S. and Canada, and ACCO Brands International comprises the rest of the world, principally Europe, Australia, Latin America and Asia-Pacific. Prior periods have been restated for comparability.

As discussed in Note 1, Basis of Presentation, during the second quarter of 2011 the Company sold GBC Fordigraph which was formerly part of the ACCO Brands International segment and is included in the financial statement caption “Discontinued Operations.” The ACCO Brands International segment is now presented on a continuing operations basis excluding GBC Fordigraph.

Our office, school and calendar product lines use name brands such as: AT-A-GLANCE®, Day-Timer®, Five Star®, GBC®, Hilroy®, Marbig, Mead®, NOBO, Quartet®, Rexel, Swingline®, Tilibra®, Wilson Jones® and many others. Products and brands are not confined to one channel or product category and are sold based on end-user preference in each geographic location. We manufacture approximately 50% of our products, and specify and source approximately 50% of our products, mainly from Asia. The majority of our office products, such as stapling, binding and laminating equipment and related consumable supplies, shredders and whiteboards, are used by businesses. Most of these end-users purchase their products from our customers, which include commercial contract stationers, mass merchandisers, retail superstores, wholesalers, resellers, mail order and internet catalogs, club stores and dealers. We also supply some of our products directly to large commercial and industrial end-users. For all of our products, historically, we have targeted the premium end of the product categories in which we compete. However, we also supply private label products for our customers and provide machine maintenance and certain repair services. Our school products include notebooks, folders, decorative calendars, and stationery products. We distribute our school products primarily through traditional and online retail mass market, grocery, drug and office superstore channels. Our calendar products are sold throughout all channels where we sell office or school products, and we also sell calendar products direct to consumers.

The customer base to which we sell our products is mainly made up of large global and regional resellers of our products. Mass and retail channels mainly sell to individual consumers but also to small businesses. Office superstores mainly sell to

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

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

Computer Products Group

The Computer Products Group designs, distributes, markets and sells accessories for laptop and desktop computers and tablets and smartphones. These accessories primarily include security products, iPad® covers and keypads, smartphone accessories, power adapters, input devices such as mice, laptop computer carrying cases, hubs, docking stations and ergonomic devices. The Computer Products Group sells mostly under the Kensington®, Microsaver® and ClickSafe® brand names, with the majority of its revenue coming from the U.S. and Western Europe.

All of our computer products are manufactured to our specifications by third-party suppliers, principally in Asia, and are stored and distributed from our regional facilities. Our computer products are sold primarily to consumer electronics retailers, information technology value-added resellers, original equipment manufacturers and office products retailers.

Financial information by reportable segment is set forth below.

Net sales by business segment for the years ended December 31, 2012, 2011 and 2010 are as follows:

(in millions of dollars)	2012	2011	2010
ACCO Brands North America	$1,028.2	$623.1	$631.6
ACCO Brands International	551.2	505.0	476.0
Computer Products Group	179.1	190.3	177.0
Net sales	$1,758.5	$1,318.4	$1,284.6

Operating income by business segment for the years ended December 31, 2012, 2011 and 2010 are as follows (a):

(in millions of dollars)	2012	2011	2010
ACCO Brands North America	$86.2	$37.4	$44.2
ACCO Brands International	62.0	58.9	43.6
Computer Products Group	35.9	47.1	43.0
Segment operating income	184.1	143.4	130.8
Corporate	(44.8)	(28.2)	(21.1)
Operating income	139.3	115.2	109.7
Interest expense, net	89.3	77.2	78.3
Equity in earnings of joint ventures	(6.9)	(8.5)	(8.3)
Other expense, net	61.3	3.6	1.2
Income (loss) from continuing operations before income tax	$(4.4)	$42.9	$38.5

(a)
Operating income as presented in the segment table above is defined as i) net sales; ii) less cost of products sold; iii) less advertising, selling, general and administrative expenses; iv) less amortization of intangibles; and v) less restructuring.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Segment assets:

The following table presents the measure of segment assets used by the Company’s chief operating decision maker.

	December 31,
	2012	2011
(in millions of dollars)
ACCO Brands North America (b)	$505.1	$272.9
ACCO Brands International (b)	486.4	282.2
Computer Products Group (b)	90.3	85.5
Total segment assets	1,081.8	640.6
Unallocated assets	1,424.5	468.9
Corporate (b)	1.4	7.2
Total assets	$2,507.7	$1,116.7

(b)
Represents total assets, excluding: goodwill and identifiable intangibles resulting from business acquisitions, intercompany balances, cash, deferred taxes, prepaid pension assets, prepaid debt issuance costs and joint ventures accounted for on an equity basis.

As a supplement to the presentation of segment assets presented above, the table below presents segment assets, including the allocation of identifiable intangible assets and goodwill resulting from business combinations.

	December 31,
(in millions of dollars)	2012	2011
ACCO Brands North America (c)	$1,398.6	$433.4
ACCO Brands International (c)	814.3	372.2
Computer Products Group (c)	104.8	100.4
Total segment assets	2,317.7	906.0
Unallocated assets	188.6	203.5
Corporate (c)	1.4	7.2
Total assets	$2,507.7	$1,116.7

(c)	Represents total assets, excluding: intercompany balances, cash, deferred taxes, prepaid pension assets, prepaid debt issuance costs and joint ventures accounted for on an equity basis.

Property, plant and equipment, net by geographic region are as follows:

	December 31,
(in millions of dollars)	2012	2011
U.S.	$141.0	$76.2
Brazil	62.1	—
U.K.	22.7	23.8
Australia	17.1	17.5
Other countries	30.7	29.7
Property, plant and equipment	$273.6	$147.2

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Net sales by geographic region for the years ended December 31, 2012, 2011 and 2010 are as follows (d):

(in millions of dollars)	2012	2011	2010
U.S.	$959.2	$621.3	$633.0
Canada	160.8	105.2	97.8
Australia	133.4	143.0	137.0
Brazil	118.9	—	—
UK	98.0	115.6	107.3
Other countries	288.2	333.3	309.5
Net sales	$1,758.5	$1,318.4	$1,284.6

(d)	Net sales are attributed to geographic areas based on the location of the selling company.

Major Customers

Sales to the Company’s five largest customers totaled $716.2 million, $508.2 million and $496.4 million in the years ended December 31, 2012, 2011 and 2010, respectively. Sales to Staples, our largest customer, were $236.3 million (13%), $175.9 million (13%) and $166.8 million (13%) in the years ended December 31, 2012, 2011 and 2010, respectively. Sales to our second largest customer were $138.9 million (11%) and $141.0 million (11%) in the years ended December 31, 2011 and 2010, respectively. Sales to no other customer exceeded 10% of annual sales.

A significant percentage of our sales are to customers engaged in the office products resale industry. Concentration of credit risk with respect to trade accounts receivable is partially mitigated because a large number of geographically diverse customers make up each operating companies’ domestic and international customer base, thus spreading the credit risk. At December 31, 2012, and 2011, our top five trade account receivables totaled $184.3 million and $116.0 million, respectively.

17. Joint Venture Investments

Summarized below is aggregated financial information for the Company’s joint ventures, Pelikan-Artline Pty Ltd and Neschen GBC Graphics Films, LLC ("Neschen"), which are accounted for under the equity method. Accordingly, we record our proportionate share of earnings or losses on the line entitled “Equity in earnings of joint ventures” in the Consolidated Statements of Operations. Our share of the net assets of the joint ventures are included within “Other assets” in the Condensed Consolidated Balance Sheets.

	Year Ended December 31,
(in millions of dollars)	2012	2011	2010
Net sales	$161.9	$165.6	$151.8
Gross profit	95.6	94.6	85.8
Operating income	24.7	24.3	23.0
Net income	17.4	16.9	16.3

	December 31,
(in millions of dollars)	2012	2011
Current assets	$80.7	$94.3
Non-current assets	36.9	37.1
Current liabilities	34.2	40.0
Non-current liabilities	12.8	16.7

During the fourth quarter of 2012 we recorded an impairment charge of $1.9 million related to our investment in Neschen. We have committed to pursue an exit strategy in regards to Neschen, due to significant excess capacity and other opportunities to

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

reduce the cost of products that we have historically sourced from Neschen. Neschen reported net sales of $8.3 million and net income of $0.1 million for the year ended December 31, 2012.

18. Commitments and Contingencies

Pending Litigation

In connection with our May 1, 2012 acquisition of Mead C&OP, we assumed all of the tax liabilities for the acquired foreign operations. In December of 2012, the Federal Revenue Department of the Ministry of Finance of Brazil ("FRD") issued a tax assessment against our newly acquired indirect subsidiary, Tilibra Produtos de Papelaria Ltda. ("Tilibra"), which challenged the goodwill recorded in connection with the 2004 acquisition of Tilibra. This assessment denied the deductibility of that goodwill from Tilibra's taxable income for the year 2007. The assessment seeks a payment of approximately R$26.9 million ($13.2 million based on current exchange rates) of tax, penalties and interest.

In January of 2013, Tilibra filed a protest disputing the tax assessment at the first administrative level of appeal within the FRD. We believe that we have meritorious defenses and intend to vigorously contest this matter, however, there can be no assurances that we will ultimately prevail. We are in the early stages of the process to challenge the FRD's tax assessment, and the ultimate outcome will not be determined until the Brazilian tax appeal process is complete, which is expected to take many years. In addition, Tilibra's 2008-2012 tax years remain open and subject to audit, and there can be no assurances that we will not receive additional tax assessments regarding the goodwill deducted for the Tilibra acquisition for one or more of those years, which could increase the Company's exposure to a total of approximately $44.5 million (based on current exchange rates), including interest and penalties which have accumulated to date. If the FRD's initial position is ultimately sustained, the amount assessed would adversely affect our reported cash flow in the year of settlement.

Because there is no settled legal precedent on which to base a definitive opinion as to whether we will ultimately prevail, the Company considers the outcome of this dispute to be uncertain. Since it is not more likely than not that we will prevail, in the fourth quarter of 2012, we recorded a reserve in the amount of $44.5 million in consideration of this matter. In addition, the Company will continue to accrue interest related to this matter until such time as the outcome is known or until evidence is presented that we are more likely than not to prevail.

There are various other claims, lawsuits and pending actions against us incidental to our operations. It is the opinion of management that the ultimate resolution of these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows. However, we can make no assurances that we will ultimately be successful in our defense of any of these matters.

Lease Commitments

Future minimum rental payments for all non-cancelable operating leases (reduced by minor amounts from subleases) at December 31, 2012 are as follows:

(in millions of dollars)
2013	$21.0
2014	18.3
2015	15.7
2016	13.7
2017	11.8
Remainder	48.4
Total minimum rental payments	$128.9
Total rental expense reported in our statement of operations for all non-cancelable operating leases (reduced by minor amounts for subleases) amounted to $22.3 million, $21.7 million and $23.2 million for the years ended December 31, 2012, 2011 and 2010, respectively.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Unconditional Purchase Commitments
Future minimum payments under unconditional purchase commitments, primarily for inventory purchase commitments at December 31, 2012 are as follows:

(in millions of dollars)
2013	$89.4
2014	8.1
2015	8.1
2016	8.1
2017	8.0
Thereafter	—
$121.7
Environmental
We are subject to laws and regulations relating to the protection of the environment. While it is not possible to quantify with certainty the potential impact of actions regarding environmental matters, particularly remediation and other compliance efforts that our subsidiaries may undertake in the future, in the opinion of management, compliance with the present environmental protection laws, before taking into account any estimated recoveries from third parties, will not have a material adverse effect upon the results of operations, cash flows or financial condition of the Company.

19. Discontinued Operations

During the second quarter of 2011, we sold GBC Fordigraph to The Neopost Group. The Australia-based business was formerly part of the ACCO Brands International segment and is included in the financial statements as discontinued operations. GBC Fordigraph represented $45.9 million in annual net sales for the year ended December 31, 2010. We received final proceeds of $52.9 million during 2011, inclusive of working capital adjustments and selling costs. In connection with this transaction, in 2011, the Company recorded a gain on sale of $41.9 million ($36.8 million after- tax).

Also included in discontinued operations are residual costs of our commercial print finishing business, which was sold during the second quarter of 2009. During the twelve months ended December 31, 2012, the Company recorded additional costs related to a legal settlement and to ongoing legal disputes of $2.0 million related to its former commercial print finishing business.

The operating results and financial position of discontinued operations are as follows:

(in millions, except per share data)	2012	2011	2010
Operating Results:
Net sales	$—	$19.9	$45.9
Income from operations before income taxes(1)	—	2.5	6.6
Gain (loss) on sale before income taxes	(2.1)	41.5	(0.1)
Provision (benefit) for income taxes	(0.5)	5.9	1.9
Income (loss) from discontinued operations	$(1.6)	$38.1	$4.6
Per share:
Basic income (loss) from discontinued operations	$(0.02)	$0.69	$0.08
Diluted income (loss) from discontinued operations	$(0.02)	$0.66	$0.08

(1)	During the fourth quarter of 2010, we completed the sale of a property formerly occupied by our commercial print finishing business, resulting in a gain on sale of $1.7 million.

Litigation-related accruals of $2.4 million and $1.1 million related to discontinued operations are included in other current liabilities as of December 31, 2012 and 2011, respectively. Of the $2.4 million accrued at December 31, 2012, $1.1 million was paid in January of 2013.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

20. Quarterly Financial Information (Unaudited)
The following is an analysis of certain items in the consolidated statements of operations by quarter for 2012 and 2011:

(in millions of dollars, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2012
Net sales	$288.9	$438.7	$501.2	$529.7
Gross profit	79.8	124.3	151.2	178.1
Operating income	4.0	11.6	56.4	67.3
Income (loss) from continuing operations	(17.3)	94.2	55.2	(15.1)
Loss from discontinued operations, net of income taxes	(0.1)	—	—	(1.5)
Net income (loss)	$(17.4)	$94.2	$55.2	$(16.6)
Basic income (loss) per share:
Income (loss) from continuing operations	$(0.31)	$1.00	$0.49	$(0.13)
Loss from discontinued operations	$—	$—	$—	$(0.01)
Net income (loss)	$(0.31)	$1.00	$0.49	$(0.15)
Diluted income (loss) per share:
Income (loss) from continuing operations	$(0.31)	$0.98	$0.48	$(0.13)
Loss from discontinued operations	$—	$—	$—	$(0.01)
Net income (loss)	$(0.31)	$0.98	$0.48	$(0.15)
2011
Net sales	$298.4	$330.2	$339.1	$350.7
Gross profit	85.2	101.4	103.2	109.4
Operating income	13.3	30.6	35.4	35.9
Income (loss) from continuing operations	(9.0)	6.3	11.9	9.4
Income (loss) from discontinued operations, net of income taxes	0.9	37.4	(0.2)	—
Net income (loss)	$(8.1)	$43.7	$11.7	$9.4
Basic income (loss) per share:
Income (loss) from continuing operations	$(0.16)	$0.11	$0.22	$0.17
Income (loss) from discontinued operations	$0.02	$0.68	$—	$—
Net income (loss)	$(0.15)	$0.79	$0.21	$0.17
Diluted income (loss) per share:
Income (loss) from continuing operations	$(0.16)	$0.11	$0.21	$0.16
Income (loss) from discontinued operations	$0.02	$0.64	$—	$—
Net income (loss)	$(0.15)	$0.75	$0.20	$0.16

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our Disclosure Committee and our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective.

In the second quarter of 2012, we completed the Merger of Mead C&OP which represented $551.5 million of our consolidated net sales for the year ended December 31, 2012. Consolidated assets as of December 31, 2012 were $514.4 million. As the acquisition occurred in the second quarter of 2012, the scope of our assessment of the effectiveness of internal control over financial reporting does not include Mead C&OP. This exclusion is in accordance with the SEC's general guidance that an assessment of a recently acquired business may be omitted from our scope in the year of acquisition.

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
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required under this Item is contained in Item 1, Business - Executive Officers of the Company, of this report and in the Company’s 2013 Definitive Proxy Statement, which is to be filed with the Securities and Exchange Commission prior to April 30, 2013 and is incorporated herein by reference.

Code of Business Conduct

The Company has adopted a code of business conduct as required by the listing standards of the New York Stock Exchange and rules of the Securities and Exchange Commission. This code applies to all of the Company’s directors, officers and employees. The code of business conduct is published and available at the Investor Relations Section of the Company’s internet website at www.accobrands.com. The Company will post on its website any amendments to, or waivers from, our code of business conduct applicable to any of its directors or executive officers. The foregoing information will be available in print to any shareholder who requests such information from ACCO Brands Corporation, 300 Tower Parkway, Lincolnshire, IL 60069, Attn: Office of the General Counsel. After April 16, 2013 please send all inquiries to ACCO Brands Corporation, Four Corporate Drive, Lake Zurich, IL 60047-2997, Attn: Office of the General Counsel.

As required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual, the Company’s Chief Executive Officer certified to the NYSE within 30 days after the Company’s 2012 Annual Meeting of Stockholders that he was not aware of any violation by the Company of the NYSE Corporate Governance Listing Standards.

ITEM 11. EXECUTIVE COMPENSATION

Information required under this Item is contained in the Company’s 2013 Definitive Proxy Statement, which is to be filed with the Securities and Exchange Commission prior to April 30, 2013 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table gives information, as of December 31, 2012, about our common stock that may be issued upon the exercise of options, stock-settled appreciation rights (“SSARs”) and other equity awards under all compensation plans under which equity securities are reserved for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	4,878,553	$10.12	11,295,208	(2)
Equity compensation plans not approved by security holders	—	—	—
Total	4,878,553	$10.12	11,295,208	(2)

(1)
This number includes 3,385,219 common shares that were subject to issuance upon the exercise of stock options/SSARs granted under the 2011 Amended and Restated ACCO Brands Corporation Incentive Plan (the “Restated Plan”), and 1,493,334 common shares that were subject to issuance upon the exercise of stock options/SSARs pursuant to the Company’s 2005 Assumed Option and Restricted Stock Unit Plan. The weighted-average exercise price in column (b) of the table reflects all such options/SSARs.

(2)
These are shares available for grant as of December 31, 2012 under the Restated Plan pursuant to which the Compensation Committee of the Board of Directors may make various stock-based awards including grants of stock options, stock-settled appreciation rights, restricted stock, restricted stock units and performance share units. In addition to these shares, the following shares may become available for grant under the Restated Plan and, to the extent such shares have become available as of December 31, 2012, they are included in the table as available for grant: shares covered by outstanding awards under the Plan that were forfeited or otherwise terminated.

Other information required under this Item is contained in the Company’s 2013 Definitive Proxy Statement, which is to be filed with the Securities and Exchange Commission prior to April 30, 2013, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required under this Item is contained in the Company’s 2013 Definitive Proxy Statement, which is to be filed with the Securities and Exchange Commission prior to April 30, 2013 and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required under this Item is contained in the Company’s 2013 Definitive Proxy Statement, which is to be filed with the Securities and Exchange Commission prior to April 30, 2013 and is incorporated herein by reference.

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
The following consolidated financial statements of the Company and its subsidiaries are filed as part of this report under Item 8 - Financial Statements and Supplementary Data:

2.	Financial Statement Schedule:
Schedule II - Valuation and Qualifying Accounts and Reserves, for each of the years ended December 31, 2012, 2011 and 2010.
The separate consolidated financial statements of Pelikan-Artline Pty Ltd, the Company’s 50 percent owned joint venture as of September 30, 2012 and 2011 and for each of the years in the three-year period ended September 30, 2012 required to be included in this report pursuant to Rule 3-09 of Regulation S-X, are filed as Exhibit 99.1.

3.	Exhibits:

A list of exhibits filed or furnished with this Report on Form 10-K (or incorporated by reference to exhibits previously filed or furnished by the Company) is provided in the accompanying Exhibit Index.

EXHIBIT INDEX

Number        Description of Exhibit

2.1
Agreement and Plan of Merger, dated November 17, 2011, by and among MeadWestvaco Corporation, Monaco SpinCo Inc., ACCO Brands Corporation and Augusta Sub, Inc. (incorporated by reference to Exhibit 2.1 to Form 8-K filed by the Registrant on November 22, 2011 (File No. 001-08454))

2.2
Amendment No. 1, dated as of March 19, 2012, to the Agreement and Plan of Merger, dated as of November 17, 2011, by and among MeadWestvaco Corporation, Monaco SpinCo Inc., ACCO Brands Corporation and Augusta Acquisition Sub, Inc. (incorporated by reference to Exhibit 2.1 to Form 8-K filed by the Registrant on March 22, 2012 (File No. 001-08454))

2.3
Share Sale Agreement dated May 25, 2011 entered into by and between GBC Australia Pty Ltd, ACCO Brands Corporation, Neopost Holding Pty Ltd and NEOPOST S.A. (incorporated by reference to Exhibit 2.1 to Form 10-Q filed by the Registrant on July 27, 2011 (File No. 001-08454))

3.1	Restated Certificate of Incorporation of ACCO Brands Corporation, as amended (incorporated by reference to Exhibit 3.1 to Form 8-K filed by the Registrant on May 19, 2008 (File No. 001-08454))

3.2	Certificate of Designation of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed August 17, 2005)

3.3	By-laws of ACCO Brands Corporation, as amended through February 20, 2013 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed February 26, 2013)

4.1
Rights Agreement, dated as of August 16, 2005, between ACCO Brands Corporation and Wells Fargo Bank, National Association, as rights agent (incorporated by reference to Exhibit 4.1 to Form 8-K filed by the Registrant on August 17, 2005 (File No. 001-08454))

4.2
Indenture, dated as of April 30, 2012, among Monaco SpinCo Inc., as issuer, the guarantors named therein, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 10.3 of the Registrant's Form 8-K filed on May 7, 2012 (File No. 001-08454))

4.3
First Supplemental Indenture, dated as of May 1, 2012, among the Company, Monaco SpinCo Inc., the guarantors named therein and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 10.4 of the Registrant's Form 8-K filed on May 7, 2012 (File No. 001-08454))

4.4
Second Supplemental Indenture, dated as of May 1, 2012, among the Company, Mead Products LLC, the guarantors named therein and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 10.5 of the Registrant's Form 8-K filed on May 7, 2012 (File No. 001-08454))

4.5
Registration Rights Agreement, dated as of May 1, 2012, among Monaco SpinCo Inc., the Company, the guarantors named therein, and representatives of the initial purchasers named therein (incorporated by reference to Exhibit 10.6 of the Registrant's Form 8-K filed on May 7, 2012 (File No. 001-08454))

10.1
ACCO Brands Corporation 2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated August 3, 2005 and filed August 8, 2005 (File No. 001-08454))

10.2
ACCO Brands Corporation 2005 Assumed Option and Restricted Stock Unit Plan, together with Sub-Plan A thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated August 3,2005 and filed August 8, 2005 (File No. 001-08454))

10.3
ACCO Brands Corporation Annual Executive Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated August 3, 2005 and filed August 8, 2005 (File No. 001-08454))

10.4
Tax Allocation Agreement, dated as of August 16, 2005, between ACCO World Corporation and Fortune Brands, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated August 12, 2005 and filed August 17, 2005 (File No. 001-08454))

Number        Description of Exhibit

10.5
Tax Allocation Agreement, dated as of August 16, 2005, between General Binding Corporation and Lane Industries, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated August 12, 2005 and filed August 17, 2005 (File No. 001-08454))

10.6
Employee Matters Agreement, dated as of March 15, 2005, by and among Fortune Brands, Inc., ACCO World Corporation and General Binding Corporation (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-4 (File No. 333-124946))

10.7
Executive Severance/Change in Control Agreement, dated as of August 26, 2000, by and between Steven Rubin and GBC (incorporated by reference to Exhibit 10.15 to General Binding Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (File No. 001-08454))

10.8
Letter Agreement, dated as of September 5, 2003, between ACCO World Corporation and Neal Fenwick (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-4 (File No. 333-124946))

10.9
Letter Agreement, dated November 8, 2000, as revised in January 2001, between ACCO World Corporation and Neal Fenwick (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-4 (File No. 333-124946))

10.10
Letter Agreement, dated September 8, 1999, between ACCO World Corporation and Neal Fenwick (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-4 (File No. 333-124946))

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

10.20
Form of Stock-settled Stock Appreciation Rights Agreement under the ACCO Brands Corporation Amended and Restated 2005 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.46 to Form 10-K filed by the Registrant on March 2, 2009 (File No. 001-08454))

Number        Description of Exhibit

10.21
Letter agreement, dated October 11, 2007, from ACCO Brands Corporation to David A. Kaput (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant on March 3, 2009 (File No. 001-08454))

10.22
Amended and Restated ACCO Brands Deferred Compensation Plan for Non-Employee Directors, effective December 14, 2009 (incorporated by reference to Exhibit 10.41 to Form 10-K filed by the Registrant on February 26, 2010 (File No. 001-089454))

10.23
Letter agreement, dated November 4, 2008, from ACCO Brands Corporation to Christopher M. Franey (incorporated by reference to Exhibit 10.42 to Form 10-K filed by the Registrant on February 26, 2010 (File No. 001-08454))

10.24
Letter agreement, dated March 6, 2009, from ACCO Brands Corporation to Thomas H. Shortt (incorporated by reference to Exhibit 10.43 to Form 10-K filed by the Registrant on February 26, 2010 (File No. 001-08454))

10.25
Form of 2010-2012 Cash Based Award Agreement under the ACCO Brands Corporation Amended and Restated 2005 Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 10-Q filed by the Registrant on May 7, 2010 (File No. 001-08454))

10.26
Form of 2010-2012 Performance Stock Unit Award Agreement under the ACCO Brands Corporation Amended and Restated Incentive Plan (incorporated by reference to Exhibit 10.2 to Form 10-Q filed by the Registrant on May 7, 2010 (File No. 001-08454))

10.27
Description of certain compensation arrangements with respect to the Registrant's named executive officers (incorporated by reference to Item 5.02 of Registrant's Form 8-K filed on March 1, 2010 (File No. 001-08454))

10.28	Description of changes to compensation arrangements for Christopher M. Franey (incorporated by reference to Item 5.02 of Registrant's Form 8-K filed on September 21, 2010 (File No. 001-08454))

10.29	Description of changes to compensation arrangements for Boris Elisman (incorporated by reference to Item 5.02 of Registrant's Form 8-K filed on December 14, 2010 (File No. 001-08454))

10.30
Amended and Restated 2005 Incentive Plan Restricted Stock Unit Award Agreement, effective as of February 24, 2011 between Robert J. Keller and ACCO Brands Corporation (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant on February 15, 2011 (File No. 001-08454))

10.31
2011 Amended and Restated ACCO Brands Corporation Incentive Plan (incorporated by reference to Exhibit 10.1 to ACCO Brands Corporation's Current Report on Form 8-K filed with the SEC on May 20, 2011 (File No. 001-08454))

10.32
Form of Directors Restricted Stock Unit Award Agreement under the 2011 Amended and Restated ACCO Brands Corporation Incentive Plan (incorporated by reference to Exhibit 10.2 to ACCO Brands Corporation's Current Report on Form 8-K filed with the SEC on May 20, 2011 (File No. 001-08454))

10.33
Form of Nonqualified Stock Option Agreement under the 2011 Amended and Restated ACCO Brands Corporation Incentive Plan (incorporated by reference to Exhibit 10.3 to ACCO Brands Corporation's Current Report on Form 8-K filed with the SEC on May 20, 2011 (File No. 001-08454))

10.34
Form of Restricted Stock Unit Award Agreement under the 2011 Amended and Restated ACCO Brands Corporation Incentive Plan (incorporated by reference to Exhibit 10.4 to ACCO Brands Corporation's Current Report on Form 8-K filed with the SEC on May 20, 2011 (File No. 001-08454))

10.35
Form of Performance Stock Unit Award Agreement under the 2011 Amended and Restated ACCO Brands Corporation Incentive Plan (incorporated by reference to Exhibit 10.5 to ACCO Brands Corporation's Current Report on Form 8-K filed with the SEC on May 20, 2011 (File No. 001-08454))

Number        Description of Exhibit

10.36
Form of Stock-Settled Stock Appreciation Rights Award Agreement under the 2011 Amended and Restated ACCO Brands Corporation Incentive Plan (incorporated by reference to Exhibit 10.6 to ACCO Brands Corporation's Current Report on Form 8-K filed with the SEC on May 20, 2011 (File No. 001-08454))

10.37
Separation Agreement, dated November 17, 2011, by and between MeadWestvaco and Monaco SpinCo Inc. (incorporated by reference to Exhibit 10.1 of Registrant's Form 8-K filed on November 22, 2011 (File No. 001-08454))

10.38
Employee Benefits Agreement, dated as of November 17, 2011, by and among MeadWestvaco Corporation, Monaco Spinco Inc. and ACCO Brands Corporation. (incorporated by reference to Exhibit 10.3 of Registrant's Form S-4/A filed on February 13, 2012 (File No. 333-178869))

10.39
Amendment to the February 24, 2011 Amended and Restated 2005 Restricted Stock Unit Award Agreement, made and entered into as of December 7, 2011, between Robert J. Keller and ACCO Brands Corporation (incorporated by reference to Exhibit 10.1 of Registrant's Form 8-K filed on December 12, 2011 (File No. 001-08454))

10.40
Amendment No. 1, dated as of March 19, 2012, to the Separation Agreement, dated as of November 17, 2011, by and among MeadWestvaco Corporation and Monaco SpinCo Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant on March 22, 2012 (File No. 001-08454))

10.41
Credit Agreement, dated as of March 26, 2012, among ACCO Brands Corporation, certain direct and indirect subsidiaries of ACCO Brands Corporation, Barclays Bank PLC and Bank of Montreal, as administrative agents, and the other agents and lenders named therein (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant on March 30, 2012 (File No. 001-08454))

10.42	Amendment of 2011 Amended and Restated ACCO Brands Corporation Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K filed on April 24, 2012 (File No. 001-08454))

10.43
Transition Services Agreement, effective as of May 1, 2012, between Monaco SpinCo Inc. and MeadWestvaco Corporation (incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K filed on May 7, 2012 (File No. 001-08454))

10.44
Tax Matters Agreement, effective as of May 1, 2012, among the Company, MeadWestvaco Corporation and Monaco SpinCo Inc. (incorporated by reference to Exhibit 10.2 of the Registrant's Form 8-K filed on May 7, 2012 (File No. 001-08454))

10.45
Amendment to the 2008 Amended and Restated ACCO Brands Corporation Supplemental Retirement Plan (incorporated by reference to Exhibit 10.8 of the Registrant's Form 8-K filed on May 7, 2012 (File No. 001-08454))

10.46
Amendment of the ACCO Brands Corporation Executive Severance Plan, adopted as of October 23, 2012 (incorporated by reference to Exhibit 10.1 to Form 10-Q filed by the Registrant on October 31, 2012 (File No. 001-08454))

21.1	Subsidiaries of the Registrant*

23.1	Consent of KPMG LLP*

23.2	Consent of BDO*

24.1	Power of attorney*

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

Number        Description of Exhibit

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

99.1	Pelikan-Artline Pty Ltd Audited Financial Statements as of September 30, 2012*

101
The following financial statements from the Company's Annual Report on Form 10-K for the year ended December 31, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2012 and 2011, (ii) the Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010, (iii) the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2012, 2011 and 2010, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010, (v) Consolidated Statements of Stockholders Equity (Deficit) for the years ended December 31, 2012, 2011 and 2010, and (vi) related notes to those financial statements+

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
Thomas P. O’Neill, Jr.
Senior Vice President, Finance and Accounting (principal accounting officer)
February 28, 2013
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on its behalf by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert J. Keller	Chairman of the Board and Chief Executive Officer (principal executive officer)	February 28, 2013
Robert J. Keller

/s/ Neal V. Fenwick	Executive Vice President and Chief Financial Officer (principal financial officer)	February 28, 2013
Neal V. Fenwick

/s/ Thomas P. O’Neill, Jr.	Senior Vice President, Finance and Accounting (principal accounting officer)	February 28, 2013
Thomas P. O’Neill, Jr.

/s/ James A. Buzzard*	Director	February 28, 2013
James A. Buzzard

/s/ Kathleen S. Dvorak*	Director	February 28, 2013
Kathleen S. Dvorak

/s/ G. Thomas Hargrove*	Director	February 28, 2013
G. Thomas Hargrove

Signature	Title	Date

/s/ Robert H. Jenkins*	Director	February 28, 2013
Robert H. Jenkins

/s/ Thomas Kroeger*	Director	February 28, 2013
Thomas Kroeger

/s/ Michael Norkus*	Director	February 28, 2013
Michael Norkus

/s/ Sheila G. Talton*	Director	February 28, 2013
Sheila G. Talton

/s/ Norman H. Wesley*	Director	February 28, 2013
Norman H. Wesley

/s/ Neal V. Fenwick
* Neal V. Fenwick as Attorney-in-Fact

ACCO Brands Corporation
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
SCHEDULE II

Allowances for Doubtful Accounts
Changes in the allowances for doubtful accounts were as follows:

	Year Ended December 31,
(in millions of dollars)	2012	2011	2010
Balance at beginning of year	$5.1	$5.2	$6.9
Additions charged to expense	2.2	1.4	3.3
Deductions—write offs	(3.0)	(1.3)	(5.3)
Mead C&OP acquisition	2.1	—	—
Foreign exchange changes	0.1	(0.2)	0.3
Balance at end of year	$6.5	$5.1	$5.2
Allowances for Sales Returns and Discounts
Changes in the allowances for sales returns and discounts were as follows:

	Year Ended December 31,
(in millions of dollars)	2012	2011	2010
Balance at beginning of year	$7.7	$9.2	$9.8
Additions charged to expense	41.0	41.6	31.8
Deductions—returns	(41.6)	(43.1)	(32.1)
Mead C&OP acquisition	2.8	—	—
Foreign exchange changes	0.7	—	(0.3)
Balance at end of year	$10.6	$7.7	$9.2
Allowances for Cash Discounts
Changes in the allowances for cash discounts were as follows:

	Year Ended December 31,
(in millions of dollars)	2012	2011	2010
Balance at beginning of year	$1.1	$1.2	$1.2
Additions charged to expense	16.4	11.0	11.3
Deductions—discounts taken	(16.0)	(11.0)	(11.1)
Mead C&OP acquisition	0.6	—	—
Foreign exchange changes	0.1	(0.1)	(0.2)
Balance at end of year	$2.2	$1.1	$1.2

ACCO Brands Corporation
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
SCHEDULE II (Continued)

Warranty Reserves
Changes in the reserve for warranty claims were as follows:

	Year Ended December 31,
(in millions of dollars)	2012	2011	2010
Balance at beginning of year	$2.7	$3.1	$2.8
Provision for warranties issued	3.3	3.0	3.2
Settlements made (in cash or in kind)	(3.2)	(3.4)	(2.9)
Balance at end of year	$2.8	$2.7	$3.1
Income Tax Valuation Allowance
Changes in the deferred tax valuation allowances were as follows:

	Year Ended December 31,
(in millions of dollars)	2012	2011	2010
Balance at beginning of year	$204.3	$193.2	$188.9
Charges/(credits) to expense	(145.1)	5.4	15.7
Charged to other accounts	(4.3)	7.0	(7.6)
Foreign exchange changes	0.5	(1.3)	(3.8)
Balance at end of year	$55.4	$204.3	$193.2

See accompanying report of independent registered public accounting firm.