Form 10-Q
period 2013-03-31
ACCO BRANDS Corp
filed 2013-05-08
CIK 712034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2013

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

Four Corporate Drive Lake Zurich, Illinois 60047 (Address of Registrant’s Principal Executive Office, Including Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 29, 2013, the registrant had outstanding 113,533,186 shares of Common Stock.

Cautionary Statement Regarding Forward-Looking Statements. Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of invoking these safe harbor provisions. These forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “will,” “believe,” “expect,” “intend,” “anticipate,” “estimate,” “forecast,” “project,” “plan,” or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Because actual results may differ from those predicted by such forward-looking statements, you should not place undue reliance on them when deciding whether to buy, sell or hold the Company's securities. Our forward-looking statements are made as of the date hereof and we undertake no obligation to update these forward-looking statements in the future.
The factors that could affect our results or cause plans, actions and results to differ materially from current expectations are detailed in "Part I, Item 1. Business" and "Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012 and the financial statement line item discussions set forth in “Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations” and from time to time in our other SEC filings.

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
The condensed consolidated financial statements included herein in Part I, Item 1. Financial Information, should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
ACCO Brands Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

	March 31, 2013	December 31, 2012
(in millions of dollars)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$102.1	$50.0
Accounts receivable, net	307.2	498.7
Inventories	288.1	265.5
Deferred income taxes	27.7	31.1
Other current assets	50.8	29.0
Total current assets	775.9	874.3
Total property, plant and equipment	592.2	591.4
Less accumulated depreciation	(322.4)	(317.8)
Property, plant and equipment, net	269.8	273.6
Deferred income taxes	42.4	36.4
Goodwill	590.6	589.4
Identifiable intangibles, net	639.9	646.6
Other assets	82.3	87.4
Total assets	$2,400.9	$2,507.7
Liabilities and Stockholders' Equity
Current liabilities:
Notes payable to banks	$0.6	$1.2
Current portion of long-term debt	0.1	0.1
Accounts payable	148.0	152.4
Accrued compensation	26.6	38.0
Accrued customer program liabilities	83.2	119.0
Accrued interest	15.5	6.3
Other current liabilities	84.1	112.4
Total current liabilities	358.1	429.4
Long-term debt	1,050.3	1,070.8
Deferred income taxes	167.4	165.0
Pension and post-retirement benefit obligations	110.6	119.8
Other non-current liabilities	81.4	83.5
Total liabilities	1,767.8	1,868.5
Stockholders' equity:
Common stock	1.1	1.1
Treasury stock	(3.4)	(2.5)
Paid-in capital	2,020.8	2,018.5
Accumulated other comprehensive loss	(154.6)	(156.1)
Accumulated deficit	(1,230.8)	(1,221.8)
Total stockholders' equity	633.1	639.2
Total liabilities and stockholders' equity	$2,400.9	$2,507.7

See notes to condensed consolidated financial statements.

ACCO Brands Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
(in millions of dollars, except per share data)	2013	2012
Net sales	$352.0	$288.9
Cost of products sold	255.3	209.1
Gross profit	96.7	79.8
Operating costs and expenses:
Advertising, selling, general and administrative expenses	89.6	68.2
Amortization of intangibles	6.6	1.5
Restructuring charges	9.7	6.1
Total operating costs and expenses	105.9	75.8
Operating income (loss)	(9.2)	4.0
Non-operating expense (income):
Interest expense, net	15.7	19.1
Equity in earnings of joint ventures	(1.3)	(1.5)
Other income, net	(0.1)	(0.2)
Loss from continuing operations before income tax	(23.5)	(13.4)
Income tax (benefit) expense	(14.6)	3.9
Loss from continuing operations	(8.9)	(17.3)
Loss from discontinued operations, net of income taxes	(0.1)	(0.1)
Net loss	$(9.0)	$(17.4)
Per share:
Basic loss per share:
Loss from continuing operations	$(0.08)	$(0.31)
Loss from discontinued operations	$—	$—
Basic loss per share	$(0.08)	$(0.31)
Diluted loss per share:
Loss from continuing operations	$(0.08)	$(0.31)
Loss from discontinued operations	$—	$—
Diluted loss per share	$(0.08)	$(0.31)
Weighted average number of shares outstanding:
Basic	113.3	55.5
Diluted	113.3	55.5
See notes to condensed consolidated financial statements.

ACCO Brands Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended March 31,
(in millions of dollars)	2013	2012
Net loss	$(9.0)	$(17.4)
Other comprehensive income (loss), before tax:
Unrealized gain (loss) on derivative financial instruments:
Gain (loss) arising during period	1.9	(0.9)
Reclassification of gain included in net loss	(0.5)	(0.7)
Foreign currency translation:
Foreign currency translation adjustments	(5.4)	11.2
Pension and other post-retirement plans:
Amortization of actuarial loss and prior service cost included in net income	2.8	2.0
Other	5.2	(2.6)
Other comprehensive income, before tax	4.0	9.0
Income tax (expense) benefit related to items of other comprehensive income (loss)	(2.5)	0.7
Comprehensive loss	$(7.5)	$(7.7)

See notes to condensed consolidated financial statements.

ACCO Brands Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(in millions of dollars)	2013	2012
Operating activities
Net loss	$(9.0)	$(17.4)
Loss on disposal of assets	0.1	0.1
Release of tax valuation allowance	(7.0)	—
Depreciation	9.9	6.1
Amortization of debt issuance costs and bond discount	1.9	1.5
Amortization of intangibles	6.6	1.5
Stock-based compensation	2.3	1.7
Changes in balance sheet items:
Accounts receivable	188.8	39.6
Inventories	(24.6)	(3.8)
Other assets	(10.4)	(9.7)
Accounts payable	(1.2)	(30.8)
Accrued expenses and other liabilities	(50.9)	(40.2)
Accrued income taxes	(24.3)	(3.1)
Equity in earnings of joint ventures, net of dividends received	3.5	9.5
Net cash provided (used) by operating activities	85.7	(45.0)
Investing activities
Additions to property, plant and equipment	(7.3)	(2.0)
Payments related to the sale of discontinued operations	(1.3)	(0.1)
Net cash used by investing activities	(8.6)	(2.1)
Financing activities
Repayments of long-term debt	(20.0)	(0.1)
Repayments of short-term debt, net	(0.7)	—
Payments for debt issuance costs	—	(0.9)
Other	(0.9)	(0.4)
Net cash used by financing activities	(21.6)	(1.4)
Effect of foreign exchange rate changes on cash	(3.4)	1.5
Net increase (decrease) in cash and cash equivalents	52.1	(47.0)
Cash and cash equivalents
Beginning of period	50.0	121.2
End of period	$102.1	$74.2
See notes to condensed consolidated financial statements.

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

As used in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, the terms "ACCO Brands," "ACCO," the "Company," "we," "us," and "our" refer to ACCO Brands Corporation and its consolidated domestic and international subsidiaries.

The management of ACCO Brands is responsible for the accuracy and internal consistency of the condensed consolidated financial statements and notes contained in this Quarterly Report on Form 10-Q.

The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Company believes the disclosures are adequate to make the information presented not misleading, certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted pursuant to those rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

The condensed consolidated balance sheet as of March 31, 2013, the related condensed consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2013 and 2012 and cash flows for the three months ended March 31, 2013 and 2012 are unaudited. The December 31, 2012 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required annually by accounting principles generally accepted in the U.S. In the opinion of management, all adjustments consisting of only normal recurring adjustments necessary for a fair presentation of the financial statements have been included. Interim results may not be indicative of results for a full year.

On May 1, 2012, the Company completed the merger of the Consumer and Office Products Business of MeadWestvaco Corporation ("MWV") (“Mead C&OP”) with a wholly-owned subsidiary of the Company (the "Merger"). Accordingly, the results of Mead C&OP are included in the Company's condensed consolidated financial statements from the date of the Merger, May 1, 2012.

As part of the inclusion of Mead C&OP financial results with those of the Company, in the second quarter of 2012, certain information technology costs associated with the manufacturing, procurement and distribution operations have been reclassified from advertising, selling, general and administrative expenses (SG&A) to cost of products sold. This reclassification was done to enable the financial results of the two businesses to be consistent and to better reflect those costs associated with the cost of products sold. All prior periods have been reclassified to make the results comparable. For the three months ended March 31, 2012 reclassified costs totaled $4.0 million. These historical reclassifications were not material and have had no effect on net income.

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make certain estimates and assumptions that affect the reported assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting periods. Actual results could differ from those estimates.

2. Recent Accounting Pronouncements

In February 2013 the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date. The amendments in this ASU provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date. It is effective for fiscal years beginning after December 15, 2013. The Company will adopt the standard in fiscal year 2014, and it is expected to have no effect on its consolidated financial statements or results of operations.

In March 2013 the FASB issued ASU No. 2013-05, Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. The amendments in this ASU are to resolve the diversity in practice of various items that apply to the release of the cumulative translation adjustment into net income involving the sale or business combinations achieved in stages of a foreign entity. It is effective for fiscal years beginning after December 15, 2013. The Company will adopt the standard in fiscal year 2014, and it is expected to have no effect on its consolidated financial statements or results of operations.

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

In the Merger, MWV shareholders received 57.1 million shares of the Company's common stock, or 50.5% of the combined company, valued at $602.3 million on the date of the Merger. After the transaction was completed the Company had 113.1 million common shares outstanding.

The purchase price, net of working capital adjustments and cash acquired, was $999.8 million. The consideration given included 57.1 million shares of ACCO Brands common stock, which were issued to MWV shareholders with a fair value of $602.3 million and a $460.0 million dividend paid to MWV. The calculation of consideration given for Mead C&OP was finalized during the fourth quarter of 2012 and is described in the following table:

(in millions, except per share price)	At May 1, 2012
Calculated consideration for Mead C&OP:
Outstanding shares of ACCO Brands common stock (1)	56.0
Multiplier needed to calculate shares to be issued (2)	1.0202020202
Number of shares issued to MWV shareholders	57.1
Closing price per share of ACCO Brands common stock (3)	$10.55
Value of common shares issued	$602.3
Plus:
Dividend paid to MWV	460.0
Less:
Working capital adjustment (4)	(30.5)
Consideration for Mead C&OP	$1,031.8

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

The following table presents the allocation of the purchase price to the fair values of the assets acquired and liabilities assumed at the date of acquisition.

(in millions of dollars)	At May 1, 2012
Calculation of Goodwill:
Consideration given for Mead C&OP	$1,031.8
Cash acquired	(32.0)
Net purchase price	$999.8
Plus fair value of liabilities assumed:
Accounts payable and accrued liabilities	103.9
Current and non-current deferred tax liabilities	209.6
Other non-current liabilities	72.9
Fair value of liabilities assumed	$386.4

Less fair value of assets acquired:
Accounts receivable	73.3
Inventory	143.5
Property, plant and equipment	136.6
Identifiable intangibles	543.2
Other assets	24.3
Fair value of assets acquired	$920.9

Goodwill	$465.3

We have finalized our fair value estimate of assets acquired and liabilities assumed as of the acquisition date. The final excess of the purchase price over the fair value of net assets acquired has been allocated to goodwill in the amount of $465.3 million. As the allowable one-year evaluation period since the date of acquisition has expired, no additional adjustments to the goodwill related to the acquisition of Mead C&OP will be recognized.

Cumulative acquisition-related costs of $20.1 million were incurred during the years 2011 and 2012 and were classified as Selling, General and Administrative expenses. Acquisition-related costs of $1.8 million were incurred during the three months ended March 31, 2012.

4. Long-term Debt and Short-term Borrowings

Notes payable and long-term debt, listed in order of their security interests, consisted of the following at March 31, 2013 and December 31, 2012:

(in millions of dollars)	March 31, 2013	December 31, 2012
U.S. Dollar Senior Secured Term Loan B, due May 2019 (floating interest rate of 4.25% at March 31, 2013 and December 31, 2012)	$310.2	$326.8
U.S. Dollar Senior Secured Term Loan A, due May 2017 (floating interest rate of 3.26% at March 31, 2013 and 3.32% at December 31, 2012)	220.8	220.8
Canadian Dollar Senior Secured Term Loan A, due May 2017 (floating interest rate of 4.23% at March 31, 2013 and 4.26% at December 31, 2012)	18.0	21.8
Senior Unsecured Notes, due May 2020 (fixed interest rate of 6.75%)	500.0	500.0
Other borrowings	2.0	2.7
Total debt	1,051.0	1,072.1
Less: current portion	(0.7)	(1.3)
Total long-term debt	$1,050.3	$1,070.8

As of March 31, 2013, there are no borrowings under our $250.0 million senior secured revolving credit facility. The amount available for borrowings was $238.4 million (allowing for $11.6 million of letters of credit outstanding on that date).

During the first quarter of 2013, we voluntarily repaid $16.6 million of our U.S. Dollar Senior Secured Term Loan B and $3.4 million of our Canadian Dollar Senior Secured Term Loan A.

As more fully described in the Company's 2012 Annual Report on Form 10-K, we must meet certain restrictive debt covenants under the senior secured credit facilities. The indenture governing the senior subordinated notes also contains certain covenants. As of and for the periods ended March 31, 2013 and December 31, 2012, the Company was in compliance with all applicable covenants.

5. Pension and Other Retiree Benefits

The components of net periodic benefit cost for pension and post-retirement plans for the three months ended March 31, 2013 and 2012 are as follows:

	Three Months Ended March 31,
	Pension Benefits				Post-retirement
	U.S.		International
(in millions of dollars)	2013	2012	2013	2012	2013	2012
Service cost	$0.5	$—	$0.4	$0.5	$0.1	$—
Interest cost	2.0	2.1	3.7	3.4	0.1	0.1
Expected return on plan assets	(2.7)	(2.6)	(5.1)	(3.7)	—	—
Amortization of net loss (gain)	2.4	1.6	0.6	0.5	(0.2)	(0.1)
Net periodic benefit cost	$2.2	$1.1	$(0.4)	$0.7	$—	$—

We expect to contribute approximately $16.3 million to our defined benefit plans in 2013. For the three months ended March 31, 2013, we have contributed $5.6 million to those plans.

6. Stock-Based Compensation

The following table summarizes the Company’s stock-based compensation expense (including stock options, restricted stock units (“RSUs”) and performance stock units (“PSUs”)) for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
(in millions of dollars)	2013	2012
Stock option compensation expense	$0.6	$0.3
RSU compensation expense	1.0	0.8
PSU compensation expense	0.7	0.6
Total stock-based compensation	$2.3	$1.7

During the first quarter of 2013, the Company's Board of Directors approved a stock compensation grant, which consisted of 1,242,084 stock options, 616,270 RSUs and 1,111,043 PSUs.

The Company generally recognizes compensation expense for its stock-based awards ratably over the vesting period. The following table summarizes the Company's unrecognized compensation expense and the weighted-average period over which the expense will be recognized as of March 31, 2013:

	March 31, 2013
	Unrecognized	Weighted Average
	Compensation	Years Expense To Be
(in millions of dollars, except weighted average years)	Expense	Recognized Over
Stock options	$7.0	2.5
RSUs	$10.1	2.3
PSUs	$14.5	2.1

7. Inventories
Inventories are stated at the lower of cost or market value. The components of inventories are as follows:

(in millions of dollars)	March 31, 2013	December 31, 2012
Raw materials	$42.9	$40.1
Work in process	2.8	5.4
Finished goods	242.4	220.0
Total inventories	$288.1	$265.5

8. Goodwill and Identifiable Intangibles
Goodwill
As more fully described in the Company’s 2012 Annual Report on Form 10-K, we test goodwill for impairment at least annually, normally in the second quarter, and on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred.

Goodwill has been recorded on the Company's balance sheet related to the Merger and represents the excess of the cost of the acquisition when compared to the fair value estimate of the net assets acquired on May 1, 2012 (the date of the Merger). See Note 3, Acquisitions, to the condensed consolidated financial statements contained in Item 1 of this report for details on the calculation of the goodwill acquired in the Merger.
Changes in the net carrying amount of goodwill by segment were as follows:

(in millions of dollars)	ACCO Brands North America	ACCO Brands International	Computer Products Group	Total

Balance at December 31, 2012	$396.3	$186.3	$6.8	$589.4
Mead C&OP acquisition	1.4	0.5	—	1.9
Translation	(1.5)	0.8	—	(0.7)
Balance at 3/31/2013	$396.2	$187.6	$6.8	$590.6

Goodwill	$527.1	$271.8	$6.8	$805.7
Accumulated impairment losses	(130.9)	(84.2)	—	(215.1)
Balance at 3/31/2013	$396.2	$187.6	$6.8	$590.6
Identifiable Intangible Assets
The identifiable intangible assets of $543.2 million acquired in the Merger include trade names and customer relationships and were recorded at their fair values. The values assigned were based on the estimated future discounted cash flows attributable to the respective assets. These future cash flows were estimated based on the historical cash flows and then adjusted for anticipated future changes, primarily expected changes in sales volume or price. We have assigned an indefinite life to certain trade names, which include the Five Star®, Mead®, Tilibra and Hilroy brands, based on the Company's intention to use these trade names for an indefinite period of time and the expected sustainability of brands and the product categories and cash flows with which they are associated. Each of the named brands has a long history of high brand recognition in the markets that it serves, has significant market share in the product categories in which it competes and has demonstrated strong historical financial performance.

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
	$543.2
The gross carrying value and accumulated amortization by class of identifiable intangible assets as of March 31, 2013 and December 31, 2012 are as follows:

	March 31, 2013				December 31, 2012
(in millions of dollars)	Gross Carrying Amounts	Accumulated Amortization		Net Book Value	Gross Carrying Amounts	Accumulated Amortization		Net Book Value
Indefinite-lived intangible assets:
Trade names	$525.7	$(44.5)	(1)	$481.2	$524.9	$(44.5)	(1)	$480.4
Amortizable intangible assets:
Trade names	129.1	(38.3)		90.8	130.9	(36.7)		94.2
Customer and contractual relationships	103.1	(36.2)		66.9	103.7	(32.7)		71.0
Patents/proprietary technology	10.3	(9.3)		1.0	10.4	(9.4)		1.0
Subtotal	242.5	(83.8)		158.7	245.0	(78.8)		166.2
Total identifiable intangibles	$768.2	$(128.3)		$639.9	$769.9	$(123.3)		$646.6

(1)	Accumulated amortization prior to the adoption of authoritative guidance on goodwill and other intangible assets, at which time further amortization ceased.
The Company’s intangible amortization expense was $6.6 million and $1.5 million for the three months ended March 31, 2013 and 2012, respectively. The increase in intangible amortization expense was driven by incremental amortization related to the Merger.
As of March 31, 2013, estimated amortization expense for amortizable intangible assets owned as of March 31, 2013 for the current year and the next five years are as follows:

(in millions of dollars)	2013	2014	2015	2016	2017	2018
Estimated amortization expense	$24.8	$22.3	$19.9	$17.6	$14.3	$12.1

Actual amounts of amortization expense may differ from estimated amounts due to changes in foreign currency exchange rates, additional intangible asset acquisitions, impairment of intangible assets, accelerated amortization of intangible assets and other events.

9. Restructuring

During the first quarter of 2013, the Company committed to new cost savings plans intended to improve the efficiency and effectiveness of our businesses. These plans relate to cost-reduction initiatives within the Company's International and North American segments and they are primarily associated with changes in the European business model and manufacturing footprint and with post-merger integration activities of the North American operations following the acquisition of Mead C&OP. The Company recorded $9.7 million and $6.1 million of restructuring charges for the three months ended March 31, 2013 and 2012, respectively. The Company expects approximately $15 million of additional restructuring charges to be incurred in 2013 associated with the above actions and with other restructuring initiatives which are currently under development.

In fiscal year 2012, we initiated cost savings plans related to the consolidation and integration of our recently acquired Mead C&OP business. The most significant of these plans relates to our dated goods business and includes the 2013 closure of a manufacturing and distribution facility in East Texas, Pennsylvania and relocation of its activities to other facilities within the

Company. We also committed to certain cost savings plans that are expected to improve the efficiency and effectiveness of our U.S. and European businesses, which were independent of any plans related to our acquisition of Mead C&OP.
A summary of the activity in the restructuring accounts for the three months ended March 31, 2013 is as follows:

(in millions of dollars)	Balance at December 31, 2012	Provision	Cash Expenditures	Balance at March 31, 2013
Employee termination costs	$15.2	$9.3	$(4.1)	$20.4
Termination of lease agreements	0.2	0.3	(0.1)	0.4
Other	—	0.1	—	0.1
Total restructuring liability	$15.4	$9.7	$(4.2)	$20.9

Management expects the $20.4 million of employee termination costs to be substantially paid within the next 12 months. Cash payments associated with lease termination costs of $0.4 million are expected to be paid within the next three months.

10. Income Taxes

For the three months ended March 31, 2013, we recorded an income tax benefit from continuing operations of $14.6 million on loss before taxes of $23.5 million. The current year benefit includes $7.0 million related to the release of a valuation allowance on the deferred tax assets of our Netherlands operations. For the prior-year period, we reported an income tax expense from continuing operations of $3.9 million on a loss before taxes of $13.4 million. The tax expense for 2012 was due to no tax benefits being provided on losses incurred in the U.S. and in certain foreign jurisdictions where valuation reserves had been recorded against future tax benefits.

We continually review the need for establishing or releasing valuation allowances on our deferred tax attributes. Following the acquisition of Mead C&OP, in the second quarter of 2012, we determined that there existed sufficient evidence in the form of future taxable income from the combined U.S. operations to release the U.S. valuation allowance.

The reconciliation of income taxes for the three months ended March 31, 2013 and 2012, computed at the U.S. federal statutory income tax rate, compared to our effective income tax rate for continuing operations, is as follows:

	Three Months Ended March 31,
(in millions of dollars)	2013	2012
Income tax benefit computed at U.S. statutory income tax rate (35%)	$(8.2)	$(4.7)
Increase (decrease) of valuation allowances	(7.0)	9.7
Foreign income taxed at a lower effective rate	(0.1)	(1.3)
Miscellaneous	0.7	0.2
Income taxes as reported	$(14.6)	$3.9
Effective tax rate	62.1%	(29.1)%

The U.S. federal statute of limitations remains open for the year 2009 and forward. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from 3 to 5 years. Years still open to examination by foreign tax authorities in major jurisdictions include Australia (2008 forward), Brazil (2007 forward), Canada (2006 forward) and the U.K. (2010 forward). We are currently under examination in various foreign jurisdictions.

In connection with our May 1, 2012 acquisition of Mead C&OP, we assumed all of the tax liabilities for the acquired foreign operations. In December of 2012, the Federal Revenue Department of the Ministry of Finance of Brazil ("FRD") issued a tax assessment against our newly acquired indirect subsidiary, Tilibra Produtos de Papelaria Ltda. ("Tilibra"), which challenged the deductibility of goodwill recorded in connection with the 2004 acquisition of Tilibra. The Company recorded in the fourth quarter of 2012, a reserve in the amount of $44.5 million (based on December 2012 exchange rates) in consideration of this matter. In addition, the Company will continue to accrue interest related to this matter until such time as the outcome is known or until evidence is presented that we are more likely than not to prevail.In addition, the Company will continue to accrue interest related to this matter until such time as the outcome is known or until evidence is presented that we are more likely than not to prevail. During the first quarter of 2013 we accrued additional interest of $0.3 million.

11. Earnings per Share

Total outstanding shares as of March 31, 2013 and 2012 were 113.5 million and 55.7 million, respectively. On May 1, 2012 the Company issued 57.1 million shares of stock related to the Merger. The calculation of basic earnings per common share is based on the weighted average number of common shares outstanding in the year, or period, over which they were outstanding. Our calculation of diluted earnings per common share assumes that any common shares outstanding were increased by shares that would be issued upon exercise of those stock units for which the average market price for the period exceeds the exercise price; less, the shares that could have been purchased by the Company with the related proceeds, including compensation expense measured but not yet recognized, net of tax.

	Three Months Ended March 31,
(in millions)	2013	2012
Weighted-average number of common shares outstanding — basic	113.3	55.5
Stock options	0.1	0.1
Stock-settled stock appreciation rights	0.8	1.5
Restricted stock units	1.3	1.3
Adjusted weighted-average shares and assumed conversions — diluted(1)	115.5	58.4

(1)
Due to the loss from continuing operations during the three months ended March 31, 2013 and 2012, the denominator in the diluted earnings per share calculation does not include the effects of the stock awards for which the average market price for the period exceeds the exercise price, as it would result in a less dilutive computation. As a result, reported diluted earnings per share for the three months ended March 31, 2013 and 2012 are the same as basic earnings per share.

 Awards of potentially dilutive shares of common stock options which have exercise prices that were higher than the average market price during the period are not included in the computation of dilutive earnings per share as their effect would have been anti-dilutive. These shares totaled approximately 6.4 million and 5.6 million as of March 31, 2013 and 2012, respectively.

12. Derivative Financial Instruments

We are exposed to various market risks, including changes in foreign currency exchange rates and interest rate changes. We enter into financial instruments to manage and reduce the impact of these risks, not for trading or speculative purposes. The counterparties to these financial instruments are major financial institutions. We continually monitor our foreign currency exposures in order to maximize the overall effectiveness of our foreign currency hedge positions. Principal currencies hedged include the U.S. dollar, Euro, Australian dollar, Canadian dollar, Pound sterling and Japanese yen. We are subject to credit risk, which relates to the ability of counterparties to meet their contractual payment obligations or the potential non-performance by counterparties to financial instrument contracts. Management continues to monitor the status of our counterparties and will take action, as appropriate, to further manage our counterparty credit risk. There are no credit contingency features in our derivative financial instruments.

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

Forward currency contracts are used to hedge foreign denominated inventory purchases for Europe, Australia, Canada and Japan and are designated as cash flow hedges. Unrealized gains and losses on these contracts for inventory purchases are deferred in other comprehensive income (loss) until the contracts are settled and the underlying hedged transactions are recognized, at which time the deferred gains or losses will be reported in the “Cost of products sold” line in the Condensed Consolidated Statements of Operations. As of March 31, 2013 and December 31, 2012, we had cash flow designated foreign exchange contracts outstanding with a U.S. dollar equivalent notional value of $84.7 million and $85.0 million, respectively.
Forward currency contracts used to hedge foreign denominated intercompany loans are not designated as hedging instruments. Gains and losses on these derivative instruments are recognized within "Other income, net" in the Condensed Consolidated

Statements of Operations and are largely offset by the changes in the fair value of the hedged item. The periods of the forward foreign exchange contracts correspond to the periods of the hedged transactions, and do not extend beyond March 2014. As of March 31, 2013 and December 31, 2012, we had undesignated foreign exchange contracts outstanding with a U.S. dollar equivalent notional value of $99.9 million and $90.4 million, respectively.
The following table summarizes the fair value of our derivative financial instruments as of March 31, 2013 and December 31, 2012, respectively:

	Fair Value of Derivative Instruments
	Derivative Assets			Derivative Liabilities
(in millions of dollars)	Balance Sheet Location	March 31, 2013	December 31, 2012	Balance Sheet Location	March 31, 2013	December 31, 2012
Derivatives designated as hedging instruments:
Foreign exchange contracts	Other current assets	$2.1	$0.7	Other current liabilities	$0.2	$0.6
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current assets	0.3	0.5	Other current liabilities	1.1	0.2
Total derivatives		$2.4	$1.2		$1.3	$0.8
The following tables summarizes the pre-tax effect of our derivative financial instruments on the condensed consolidated financial statements for the three months ended March 31, 2013 and 2012, respectively:

	The Effect of Derivative Instruments in Cash Flow Hedging Relationships on the Condensed Consolidated Financial Statements
	Amount of Gain (Loss) Recognized in OCI (Effective Portion)		Location of (Gain) Loss Reclassified from OCI to Income	Amount of (Gain) Loss Reclassified from AOCI to Income (Effective Portion)
	Three Months Ended March 31,			Three Months Ended March 31,
(in millions of dollars)	2013	2012		2013	2012
Cash flow hedges:
Foreign exchange contracts	$1.9	$(0.9)	Cost of products sold	$(0.5)	$(0.7)

	The Effect of Derivatives Not Designated as Hedging Instruments on the Condensed Consolidated Statements of Operations
	Location of (Gain) Loss Recognized in Income on Derivatives	Amount of (Gain) Loss Recognized in Income
		Three Months Ended March 31,
(in millions of dollars)		2013	2012
Foreign exchange contracts	Other income, net	$0.4	$0.3

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
We have determined that our financial assets and liabilities are Level 2 in the fair value hierarchy. The following table sets forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2013 and December 31, 2012, respectively:

(in millions of dollars)	March 31, 2013	December 31, 2012
Assets:
Forward currency contracts	$2.4	$1.2
Liabilities:
Forward currency contracts	$1.3	$0.8

Our forward currency contracts are included in "Other current assets" or "Other current liabilities" and mature within 12 months. The forward foreign currency exchange contracts are primarily valued based on the foreign currency spot and forward rates quoted by the banks or foreign currency dealers. As such, these derivative instruments are classified within Level 2.

The fair values of cash and cash equivalents, notes payable to banks, accounts receivable and accounts payable approximate carrying amounts due principally to their short maturities. The carrying amount of total debt was $1,051.0 million and $1,072.1 million and the estimated fair value of total debt was $1,088.6 million and $1,097.5 million at March 31, 2013 and December 31, 2012, respectively. The fair values are determined from quoted market prices, where available, and from investment bankers using current interest rates considering credit ratings and the remaining terms of maturity.

14. Accumulated Other Comprehensive Income (Loss)

Comprehensive income is defined as net income (loss) and other changes in stockholders’ equity from transactions and other events from sources other than stockholders. The components of, and changes in, accumulated other comprehensive income (loss), net of tax were as follows:

(in millions of dollars)	Derivative Financial Instruments	Foreign Currency Adjustments	Unrecognized Pension and Other Post-retirement Benefit Costs	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2012	$0.1	$(28.0)	$(128.2)	$(156.1)
Other comprehensive income (loss) before reclassifications	1.6	(5.4)	3.8	—
Amounts reclassified from accumulated other comprehensive income (loss)	(0.4)	—	1.9	1.5
Balance at March 31, 2013	$1.3	$(33.4)	$(122.5)	$(154.6)

The reclassifications out of accumulated other comprehensive income (loss) for the three months ended March 31, 2013 were as follows:

Three Months Ended March 31, 2013
(in millions of dollars)	Amount of (Gain) Loss Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement of Comprehensive Income (Loss)
Details about Accumulated Other Comprehensive Income Components
Gain (loss) on cash flow hedges:
Foreign exchange contracts	$(0.5)	Cost of products sold
	(0.5)	Total before tax
	0.1	Tax benefit
	$(0.4)	Net of tax
Defined benefit plan items:
Amortization of actuarial (gain) loss	$2.8	(a)
	2.8	Total before tax
	(0.9)	Tax expense
	$1.9	Net of tax

Total reclassifications for the period	$1.5	Net of tax

(a)
These accumulated other comprehensive income components are included in the computation of net periodic benefit cost for pension and post-retirement plans (See Note 5, Pension and Other Retiree Benefits, to our condensed consolidated financial statements contained in Item 1 of this report for additional details).

15. Information on Business Segments

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
ACCO Brands North America and ACCO Brands International

Our office, school and calendar product lines use name brands such as: AT-A-GLANCE®, Day-Timer®, Five Star®, GBC®, Hilroy®, Marbig, Mead®, NOBO, Quartet®, Rexel, Swingline®, Tilibra, Wilson Jones® and many others. Products and brands are not confined to one channel or product category and are sold based on end-user preference in each geographic location. We manufacture approximately 50% of our products, and specify and source approximately 50% of our products, mainly from Asia. The majority of our office products, such as stapling, binding and laminating equipment and related consumable supplies, shredders and whiteboards, are used by businesses. Most of these end-users purchase their products from our customers, which include commercial contract stationers, mass merchandisers, retail superstores, wholesalers, resellers, mail order and internet catalogs, club stores and dealers. We also supply some of our products directly to large commercial and industrial end-users. For all of our products, historically, we have targeted the premium end of the product categories in which we compete. However, we also supply private label products for our customers and provide machine maintenance and certain repair services. Our school products include notebooks, folders, decorative calendars, and stationery products. We distribute our school products primarily through traditional and online retail mass market, grocery, drug and office superstore channels. Our calendar products are sold throughout all channels where we sell office or school products, and we also sell calendar products direct to consumers.
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
Financial information by reportable segment is set forth below.
Net sales by business segment are as follows:

	Three Months Ended March 31,
(in millions of dollars)	2013	2012
ACCO Brands North America	$189.0	$136.7
ACCO Brands International	126.2	110.6
Computer Products Group	36.8	41.6
Net sales	$352.0	$288.9

Operating income (loss) by business segment is as follows (a):

	Three Months Ended March 31,
(in millions of dollars)	2013	2012
ACCO Brands North America	$(8.2)	$(3.5)
ACCO Brands International	4.0	8.2
Computer Products Group	2.8	7.5
Segment operating income (loss)	(1.4)	12.2
Corporate	(7.8)	(8.2)
Operating income (loss)	(9.2)	4.0
Interest expense, net	15.7	19.1
Equity in earnings of joint ventures	(1.3)	(1.5)
Other income, net	(0.1)	(0.2)
Loss from continuing operations before income tax	$(23.5)	$(13.4)

(a)
Operating income (loss) as presented in the segment table above is defined as i) net sales; ii) less cost of products sold; iii) less advertising, selling, general and administrative expenses; iv) less amortization of intangibles; and v) less restructuring charges.

16. Joint Venture Investments

Summarized below is aggregated financial information for the Company’s joint ventures, Pelikan-Artline Pty Ltd and Neschen GBC Graphic Films LLC ("Neschen"), which are accounted for under the equity method. Accordingly, we record our proportionate share of earnings or losses on the line entitled, “Equity in earnings of joint ventures” in the Condensed Consolidated Statements of Operations. Our share of the net assets of the joint ventures is included within “Other assets” in the Condensed Consolidated Balance Sheets.

	Three Months Ended March 31,
(in millions of dollars)	2013	2012
Net sales	$36.2	$40.4
Gross profit	21.4	22.7
Operating income	3.8	4.4
Net income	2.5	2.9

(in millions of dollars)	March 31, 2013	December 31, 2012
Current assets	$67.7	$80.7
Non-current assets	38.8	36.9
Current liabilities	31.4	34.2
Non-current liabilities	11.9	12.8

During the fourth quarter of 2012 we recorded an impairment charge of $1.9 million related to our investment in Neschen. We have committed to pursue an exit strategy in regards to Neschen, due to significant excess capacity and other opportunities to reduce the cost of products that we have historically sourced from Neschen. Neschen reported net sales of $8.3 million and net income of $0.1 million for the year ended December 31, 2012.

17. Commitments and Contingencies

Pending Litigation - Brazil Tax Assessment

In connection with our May 1, 2012 acquisition of Mead C&OP, we assumed all of the tax liabilities for the acquired foreign operations. In December of 2012, the Federal Revenue Department of the Ministry of Finance of Brazil ("FRD") issued a tax assessment against our newly acquired indirect subsidiary, Tilibra Produtos de Papelaria Ltda. ("Tilibra"), which challenged the deductibility of goodwill recorded in connection with the 2004 acquisition of Tilibra. The Company recorded in the fourth quarter of 2012, a reserve in the amount of $44.5 million (based on December 2012 exchange rates) in consideration of this matter. In addition, the Company will continue to accrue interest related to this matter until such time as the outcome is known or until evidence is presented that we are more likely than not to prevail. During the first quarter of 2013 we accrued additional interest of $0.3 million.

Other Pending Litigation

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

18. Discontinued Operations

Included in discontinued operations are residual costs of our commercial print finishing business, which was sold during the year 2009. In association with ongoing legal disputes related to this business, the Company recorded expenses of $0.1 million and $0.1 million for the three months ended March 31, 2013 and 2012, respectively.

The operating results and financial position of discontinued operations are as follows:

	Three Months Ended March 31,
(in millions, except per share data)	2013	2012
Operating Results:
Loss from operations before income taxes	(0.1)	(0.1)
Loss from discontinued operations	$(0.1)	$(0.1)
Per share:
Basic loss from discontinued operations	$—	$—
Diluted loss from discontinued operations	$—	$—

Litigation-related accruals of $1.2 million and $2.4 million for discontinued operations are included in the line "Other current liabilities" as of March 31, 2013 and December 31, 2012, respectively.

19. Condensed Consolidating Financial Information

Certain of the Company’s 100% owned domestic subsidiaries are required to jointly and severally, fully and unconditionally guarantee the 6.75% Senior Unsecured Notes that are due in the year 2020. For further information on the guarantee see Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources. Rather than filing separate financial statements for each guarantor subsidiary with the Securities and Exchange Commission, the Company has elected to present the following condensed consolidating financial statements, which detail the results of operations and cash flows for the quarters ended March 31, 2013, and 2012, and financial position as of March 31, 2013 and December 31, 2012 of the Company and its guarantor and non-guarantor subsidiaries (in each case carrying investments under the equity method), and the eliminations necessary to arrive at the reported amounts included in the condensed consolidated financial statements of the Company.

Condensed Consolidating Balance Sheets (Unaudited)

	March 31, 2013
(in millions of dollars)	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$12.0	$(5.1)	$95.2	$—	$102.1
Accounts receivable, net	—	108.2	199.0	—	307.2
Inventories	—	149.2	138.9	—	288.1
Receivables from affiliates	19.2	7.6	73.3	(100.1)	—
Deferred income taxes	18.8	—	8.9	—	27.7
Other current assets	8.7	20.7	21.4	—	50.8
Total current assets	58.7	280.6	536.7	(100.1)	775.9
Property, plant and equipment, net	4.4	135.4	130.0	—	269.8
Deferred income taxes	0.3	—	42.1	—	42.4
Goodwill	—	400.5	190.1	—	590.6
Identifiable intangibles, net	57.7	429.1	153.1	—	639.9
Other assets	28.7	2.7	50.9	—	82.3
Investment in, long term receivable from affiliates	1,833.7	823.3	441.0	(3,098.0)	—
Total assets	$1,983.5	$2,071.6	$1,543.9	$(3,198.1)	$2,400.9
Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable to banks	$—	$—	$0.6	$—	$0.6
Current portion of long-term debt	—	0.1	—	—	0.1
Accounts payable	—	71.8	76.2	—	148.0
Accrued compensation	3.3	8.9	14.4	—	26.6
Accrued customer programs liabilities	—	35.8	47.4	—	83.2
Accrued interest	15.5	—	—	—	15.5
Other current liabilities	2.0	42.7	39.4	—	84.1
Payables to affiliates	20.4	15.8	10.0	(46.2)	—
Total current liabilities	41.2	175.1	188.0	(46.2)	358.1
Long-term debt	1,032.3	0.1	17.9	—	1,050.3
Long-term notes payable to affiliates	178.2	647.5	604.7	(1,430.4)	—
Deferred income taxes	95.7	—	71.7	—	167.4
Pension and post-retirement benefit obligations	1.8	56.8	52.0	—	110.6
Other non-current liabilities	1.2	12.6	67.6	—	81.4
Total liabilities	1,350.4	892.1	1,001.9	(1,476.6)	1,767.8
Stockholders’ equity:
Common stock	1.1	448.0	292.9	(740.9)	1.1
Treasury stock	(3.4)	—	—	—	(3.4)
Paid-in capital	2,020.8	1,192.0	347.7	(1,539.7)	2,020.8
Accumulated other comprehensive loss	(154.6)	(67.5)	(52.5)	120.0	(154.6)
Accumulated deficit	(1,230.8)	(393.0)	(46.1)	439.1	(1,230.8)
Total stockholders’ equity	633.1	1,179.5	542.0	(1,721.5)	633.1
Total liabilities and stockholders’ equity	$1,983.5	$2,071.6	$1,543.9	$(3,198.1)	$2,400.9

 Condensed Consolidating Balance Sheets

	December 31, 2012
(in millions of dollars)	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$12.1	$(3.0)	$40.9	$—	$50.0
Accounts receivable, net	—	193.9	304.8	—	498.7
Inventories	—	133.7	131.8	—	265.5
Receivables from affiliates	7.9	148.5	88.4	(244.8)	—
Deferred income taxes	18.1	—	13.0	—	31.1
Other current assets	1.0	13.0	15.0	—	29.0
Total current assets	39.1	486.1	593.9	(244.8)	874.3
Property, plant and equipment, net	0.3	140.7	132.6	—	273.6
Deferred income taxes	—	—	36.4	—	36.4
Goodwill	—	400.6	188.8	—	589.4
Identifiable intangibles, net	57.7	434.3	154.6	—	646.6
Other assets	16.3	16.6	54.5	—	87.4
Investment in, long term receivable from affiliates	1,248.0	869.0	441.0	(2,558.0)	—
Total assets	$1,361.4	$2,347.3	$1,601.8	$(2,802.8)	$2,507.7
Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable to banks	$—	$—	$1.2	$—	$1.2
Current portion of long-term debt	—	0.1	—	—	0.1
Accounts payable	—	76.5	75.9	—	152.4
Accrued compensation	4.7	16.8	16.5	—	38.0
Accrued customer programs liabilities	—	63.8	55.2	—	119.0
Accrued interest	0.2	6.1	—	—	6.3
Other current liabilities	12.3	44.9	55.2	—	112.4
Payables to affiliates	28.5	191.8	245.0	(465.3)	—
Total current liabilities	45.7	400.0	449.0	(465.3)	429.4
Long-term debt	401.6	647.4	21.8	—	1,070.8
Long-term notes payable to affiliates	178.2	26.7	373.0	(577.9)	—
Deferred income taxes	93.8	—	71.2	—	165.0
Pension and post-retirement benefit obligations	1.8	60.9	57.1	—	119.8
Other non-current liabilities	1.1	13.9	68.5	—	83.5
Total liabilities	722.2	1,148.9	1,040.6	(1,043.2)	1,868.5
Stockholders’ equity:
Common stock	1.1	448.0	315.5	(763.5)	1.1
Treasury stock	(2.5)	—	—	—	(2.5)
Paid-in capital	2,018.5	1,192.0	347.6	(1,539.6)	2,018.5
Accumulated other comprehensive loss	(156.1)	(68.9)	(52.2)	121.1	(156.1)
Accumulated deficit	(1,221.8)	(372.7)	(49.7)	422.4	(1,221.8)
Total stockholders’ equity	639.2	1,198.4	561.2	(1,759.6)	639.2
Total liabilities and stockholders’ equity	$1,361.4	$2,347.3	$1,601.8	$(2,802.8)	$2,507.7

Condensed Consolidating Statement of Operations (Unaudited)

	Three Months Ended March 31, 2013
(in millions of dollars)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Unaffiliated sales	$—	$173.9	$178.1	$—	$352.0
Affiliated sales	—	4.5	0.9	(5.4)	—
Net sales	—	178.4	179.0	(5.4)	352.0
Cost of products sold	—	133.9	126.8	(5.4)	255.3
Gross profit	—	44.5	52.2	—	96.7
Advertising, selling, general and administrative expenses	8.9	47.3	33.4	—	89.6
Amortization of intangibles	—	5.3	1.3	—	6.6
Restructuring charges	—	3.9	5.8	—	9.7
Operating income (loss)	(8.9)	(12.0)	11.7	—	(9.2)
Expense (income) from affiliates	(0.3)	(8.1)	8.4	—	—
Interest expense, net	16.0	—	(0.3)	—	15.7
Equity in earnings of joint ventures	—	—	(1.3)	—	(1.3)
Other expense (income), net	(1.4)	1.4	(0.1)	—	(0.1)
Income (loss) from continuing operations before income taxes and earnings (losses) of wholly owned subsidiaries	(23.2)	(5.3)	5.0	—	(23.5)
Income tax benefit	(9.9)	—	(4.7)	—	(14.6)
Income (loss) from continuing operations	(13.3)	(5.3)	9.7	—	(8.9)
Loss from discontinued operations, net of income taxes	—	(0.1)	—	—	(0.1)
Income (loss) before earnings of wholly owned subsidiaries	(13.3)	(5.4)	9.7	—	(9.0)
Earnings of wholly owned subsidiaries	4.3	11.1	—	(15.4)	—
Net income (loss)	$(9.0)	$5.7	$9.7	$(15.4)	$(9.0)

Condensed Consolidating Statement of Operations (Unaudited)

	Three Months Ended March 31, 2012
(in millions of dollars)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Unaffiliated sales	$—	$135.9	$153.0	$—	$288.9
Affiliated sales	—	4.3	1.2	(5.5)	—
Net sales	—	140.2	154.2	(5.5)	288.9
Cost of products sold	—	107.6	107.0	(5.5)	209.1
Gross profit	—	32.6	47.2	—	79.8
Advertising, selling, general and administrative expenses	8.9	31.2	28.1	—	68.2
Amortization of intangibles	—	0.8	0.7	—	1.5
Restructuring charges	—	3.6	2.5	—	6.1
Operating income (loss)	(8.9)	(3.0)	15.9	—	4.0
Expense (income) from affiliates	(0.2)	(5.2)	5.4	—	—
Interest expense, net	16.8	2.3	—	—	19.1
Equity in earnings of joint ventures	—	—	(1.5)	—	(1.5)
Other expense (income), net	—	1.5	(1.7)	—	(0.2)
Income (loss) from continuing operations before income taxes and earnings (losses) of wholly owned subsidiaries	(25.5)	(1.6)	13.7	—	(13.4)
Income tax expense	0.5	—	3.4	—	3.9
Income (loss) from continuing operations	(26.0)	(1.6)	10.3	—	(17.3)
Loss from discontinued operations, net of income taxes	—	(0.1)	—	—	(0.1)
Income (loss) before earnings of wholly owned subsidiaries	(26.0)	(1.7)	10.3	—	(17.4)
Earnings of wholly owned subsidiaries	8.6	8.3	—	(16.9)	—
Net income (loss)	$(17.4)	$6.6	$10.3	$(16.9)	$(17.4)

Condensed Consolidating Statement of Cash Flows (Unaudited)

	Three Months Ended March 31, 2013
(in millions of dollars)	Parent	Guarantors	Non-Guarantors	Consolidated
Net cash provided (used) by operating activities	$(19.0)	$23.5	$81.2	$85.7
Investing activities:
Additions to property, plant and equipment	—	(5.0)	(2.3)	(7.3)
Payments for (proceeds from) interest in affiliates	—	22.6	(22.6)	—
Payments related to the sale of discontinued operations	—	(1.3)	—	(1.3)
Net cash provided (used) by investing activities.	—	16.3	(24.9)	(8.6)
Financing activities:
Intercompany financing	10.2	(21.8)	11.6	—
Net dividends	26.2	(20.1)	(6.1)	—
Repayments of long-term debt	(16.6)	—	(3.4)	(20.0)
Repayments of short-term debt, net	—	—	(0.7)	(0.7)
Other	(0.9)	—	—	(0.9)
Net cash provided (used) by financing activities.	18.9	(41.9)	1.4	(21.6)
Effect of foreign exchange rate changes on cash	—	—	(3.4)	(3.4)
Net increase (decrease) in cash and cash equivalents	(0.1)	(2.1)	54.3	52.1
Cash and cash equivalents:
Beginning of the period	12.1	(3.0)	40.9	50.0
End of the period	$12.0	$(5.1)	$95.2	$102.1

	Three Months Ended March 31, 2012
(in millions of dollars)	Parent	Guarantors	Non-Guarantors	Consolidated
Net cash provided (used) by operating activities	$(46.6)	$(11.3)	$12.9	$(45.0)
Investing activities:
Additions to property, plant and equipment	—	(0.9)	(1.1)	(2.0)
Payments related to the sale of discontinued operations	—	(0.1)	—	(0.1)
Net cash used by investing activities.	—	(1.0)	(1.1)	(2.1)
Financing activities:
Intercompany financing	14.9	0.6	(15.5)	—
Net dividends	16.0	1.5	(17.5)	—
Repayments of long-term debt	—	—	(0.1)	(0.1)
Payments for debt issuance costs	(0.9)	—	—	(0.9)
Other	(0.4)	—	—	(0.4)
Net cash provided (used) by financing activities.	29.6	2.1	(33.1)	(1.4)
Effect of foreign exchange rate changes on cash	—	—	1.5	1.5
Net decrease in cash and cash equivalents	(17.0)	(10.2)	(19.8)	(47.0)
Cash and cash equivalents:
Beginning of the period	62.0	(1.2)	60.4	121.2
End of the period	$45.0	$(11.4)	$40.6	$74.2

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview of Company Performance

ACCO Brands’ operating results are dependent upon a number of factors affecting sales, including pricing and competition. Key drivers of demand in the office and school products industries include trends in white collar employment levels, education enrollment levels, gross domestic product (GDP) and growth in the number of small businesses and home offices, as well as declining consumer usage trends for certain of our product categories. Pricing and demand levels for office products have also resulted in substantial consolidation within the global resellers of office products. This consolidation has led to multiple years of industry pricing pressure and a more efficient level of asset utilization by customers, resulting in lower sales pricing and volume for suppliers of office products. As an example, in February 2013, two of our largest customers, Office Depot and OfficeMax, announced that they have entered into a merger agreement. Management currently expects that the effects on our business of the proposed merger, if consummated, would be realized primarily in our retail channel, which only represents approximately one-third of our business with these customers. In the short term, customer buying patterns are influenced by a number of factors, including: customer sales to end users, volume discounts, anticipation of price increases and by changes in our customers' holding levels of our inventory.

With 45% of revenues for the year ended December 31, 2012 arising from foreign operations, exchange rate fluctuations can play a major role in our reported results. Foreign currency fluctuations impact our business in two ways: 1) the translation of our foreign operations results into U.S. dollars: a weak U.S. dollar benefits us and a strong U.S. dollar reduces the dollar-denominated contribution from foreign operations; and 2) the impact of foreign currency fluctuations on the purchase price of goods we sell. Approximately half of the products we sell worldwide are sourced from Asia, and are paid for in U.S. dollars. However, our international operations sell in their local currency and are therefore exposed to their domestic currency movements against the U.S. dollar. A strong U.S. dollar, therefore, increases our cost of goods sold and a weak U.S. dollar decreases our cost of goods sold for our international operations.

The cost of certain commodities used to make products on occasion may increase significantly, negatively impacting cost of goods. As commodity costs rise, we implement price increases in an effort to offset increases in commodity costs. We continue to monitor commodity costs and work with suppliers and customers to negotiate balanced and fair pricing that best reflects the current economic environment. Results for our first quarter include a small favorable price benefit that recovers previously experienced adverse commodity cost changes.

During the first quarter of 2013, we committed to new cost savings plans intended to improve the efficiency and effectiveness of our businesses. The Company expects approximately $25 million of additional restructuring charges and $4 million of additional IT-related integration charges in 2013. These charges relate to cost-reduction initiatives in the Company's International and North American segments. The International segment initiatives are primarily associated with changes in the European business model and manufacturing footprint. The North American initiatives are associated with the completion of the Mead C&OP integration and productivity initiatives. The cash outflow from these charges are expected to be approximately $19 million in 2013 and $6 million in 2014.

We fund our liquidity needs for capital investment, working capital and other financial commitments through cash flow from continuing operations and our $250.0 million senior secured revolving credit facility. Based on our borrowing base, as of March 31, 2013, $238.4 million remained available for borrowing under this facility.

On May 1, 2012, we completed the Merger of Mead C&OP with a wholly-owned subsidiary of the Company. Accordingly, the results of Mead C&OP are included in our condensed consolidated financial statements and in this Management’s Discussion and Analysis of Financial Condition and Results of Operations from the date of the Merger. For further information on the Merger with Mead C&OP see Note 3, Acquisitions to the condensed consolidated financial statements contained in Item 1 of this report.

Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three months ended March 31, 2013 and 2012, should be read in conjunction with the unaudited condensed consolidated financial statements of ACCO Brands Corporation and the accompanying notes contained therein. Unless otherwise noted, the following discussion pertains only to our continuing operations.

Three months ended March 31, 2013 versus three months ended March 31, 2012

The following table presents the Company’s results for the three months ended March 31, 2013 and 2012, respectively.

	Three Months Ended March 31,		Amount of Change
(in millions of dollars)	2013	2012	$	%
Net sales	$352.0	$288.9	$63.1	22%
Cost of products sold	255.3	209.1	46.2	22%
Gross profit	96.7	79.8	16.9	21%
Gross profit margin	27.5%	27.6%		(0.1)	pts
Advertising, selling, general and administrative expenses	89.6	68.2	21.4	31%
Amortization of intangibles	6.6	1.5	5.1	NM
Restructuring charges	9.7	6.1	3.6	59%
Operating income (loss)	(9.2)	4.0	(13.2)	NM
Operating income (loss) margin	(2.6)%	1.4%		(4.0)	pts
Interest expense, net	15.7	19.1	(3.4)	(18)%
Equity in earnings of joint ventures	(1.3)	(1.5)	(0.2)	(13)%
Other income, net	(0.1)	(0.2)	(0.1)	(50)%
Income tax expense (benefit)	(14.6)	3.9	(18.5)	NM
Effective tax rate	62.1%	(29.1)%		NM
Loss from continuing operations	(8.9)	(17.3)	8.4	NM
Loss from discontinued operations, net of income taxes	(0.1)	(0.1)	—	-
Net loss	(9.0)	(17.4)	8.4	NM

Net Sales

Net sales increased by $63.1 million, or 22%, to $352.0 million compared to $288.9 million in the prior-year period. The acquisition of Mead C&OP contributed sales of $100.1 million. The underlying decline of $37.0 million includes unfavorable currency translation of $1.7 million, or 1%. The sales decline in the North America and International segments resulted from the exit of unprofitable business and weak overall demand, most notably in our U.S. business. The Computer Products segment experienced soft demand for PC accessories globally.

Cost of Products Sold

Cost of products sold includes all manufacturing, product sourcing and distribution costs, including depreciation related to assets used in the manufacturing, procurement and distribution process; allocation of certain information technology costs supporting those processes; inbound and outbound freight, shipping and handling costs; purchasing costs associated with materials and packaging used in the production processes. Cost of products sold increased $46.2 million, or 22%, to $255.3 million compared to $209.1 million in the prior-year period. The increase was due to the acquisition of Mead C&OP and was partially offset by lower sales volume and a $1.0 million impact of favorable currency translation.

Gross Profit

Management believes that gross profit and gross profit margin provide enhanced shareholder understanding of underlying profit drivers. Gross profit increased $16.9 million, or 21%, to $96.7 million compared to $79.8 million in the prior-year period. The increase was due to the acquisition of Mead C&OP and was partially offset by lower sales volume, adverse product mix, $1.6 million of integration related inefficiencies from the closure of our Day-Timers manufacturing and distribution facility and $0.7 million of unfavorable currency translation.

Gross profit margin decreased slightly to 27.5% from 27.6%. The inclusion of Mead C&OP, which has historically higher relative margins, was offset by adverse sales mix in Computer Products (lower high-margin security product sales and reduced royalty income) and integration-related inefficiencies.

Advertising, Selling, General and Administrative Expenses

Advertising, selling, general and administrative expenses (SG&A) include advertising, marketing, selling (including commissions), research and development, customer service, depreciation related to assets outside the manufacturing and distribution processes and all other general and administrative expenses outside the manufacturing and distribution functions (e.g., finance, human resources, information technology, etc.). SG&A increased $21.4 million, or 31%, to $89.6 million, compared to $68.2 million in the prior-year period. The increase was due to the acquisition of Mead C&OP, $1.2 million of costs related to the relocation of our corporate headquarters and $1.2 million of IT integration costs. The increase was partially offset by synergies and productivity savings, as well as favorable currency translation of $0.4 million. The prior-year quarter included $1.8 million of transaction costs associated with the acquisition of Mead C&OP.

As a percentage of sales, SG&A increased compared to the prior-year period, 25.5% versus 23.6%, primarily due to lower sales volume.

Restructuring Charges

Restructuring charges amounted to $9.7 million, compared to $6.1 million in the prior-year quarter. Employee termination and severance charges included in restructuring charges in the current year primarily relate to the Company's International and North American operations and are primarily associated with changes in the European business model and manufacturing footprint and with post-merger integration activities of the North American operations following the acquisition of Mead C&OP.

Operating Income (Loss)

Operating income was a loss of $9.2 million, compared to income of $4.0 million in the prior year quarter. The acquisition of Mead C&OP added to the operating loss in the current year period. The acquired businesses are very seasonal and historically operate at a loss in the first quarter of the year. Also contributing to the decline were lower sales volume, increased restructuring charges and other one-time items, including $1.6 million of integration-related inefficiencies, $1.2 million of incremental costs related to the relocation of our corporate headquarters and $1.2 million of IT integration costs, partially offset by synergies and productivity savings.

Interest Expense and Other Income, Net

Interest expense was $15.7 million compared to $19.1 million in the prior-year quarter. The decrease was due to the refinancing, completed in the second quarter of 2012, which substantially lowered our effective interest rate. Also, in the prior-year quarter, we incurred $1.2 million of Mead C&OP acquisition related expenses for the committed financing required for the Merger.

Other income, net, was $0.1 million compared to $0.2 million other income in the prior-year quarter.

Income Taxes

For the three months ended March 31, 2013, we recorded an income tax benefit from continuing operations of $14.6 million on a loss before taxes of $23.5 million. The current year benefit includes $7.0 million related to the release of a valuation allowance on the deferred tax assets of our Netherlands operations. For the prior-year period, we reported an income tax expense from continuing operations of $3.9 million on a loss before taxes of $13.4 million. The tax expense for 2012 was due to no tax benefits being provided on losses incurred in the U.S. and in certain foreign jurisdictions where valuation reserves had been recorded against future tax benefits.

Loss from Continuing Operations

Loss from continuing operations was $8.9 million, or $0.08 per diluted share, compared to a loss of $17.3 million, or $0.31 per diluted share in the prior-year.

Net Loss

Net loss was $9.0 million, or $0.08 per diluted share, compared to a loss of $17.4 million, or $0.31 per diluted share, in the prior-year quarter.

Segment Discussion

	Three Months Ended March 31, 2013			Amount of Change
	Net Sales	Segment Operating Income (Loss) (A)	Operating Income Margin	Net Sales	Net Sales	Segment Operating Income	Segment Operating Income	Margin Points

(in millions of dollars)				$	%	$	%
ACCO Brands North America	$189.0	$(8.2)	(4.3)%	$52.3	38%	$(4.7)	(134)%	(170)
ACCO Brands International	126.2	4.0	3.2%	15.6	14%	(4.2)	(51)%	(420)
Computer Products Group	36.8	2.8	7.6%	(4.8)	(12)%	(4.7)	(63)%	(1,040)
Total	$352.0	$(1.4)		$63.1		$(13.6)

	Three Months Ended March 31, 2012
	Net Sales	Segment Operating Income (Loss) (A)	Operating Income Margin

(in millions of dollars)
ACCO Brands North America	$136.7	$(3.5)	(2.6)%
ACCO Brands International	110.6	8.2	7.4%
Computer Products Group	41.6	7.5	18.0%
Total	$288.9	$12.2
(A)     Segment operating income (loss) excludes corporate costs; Interest expense, net; Equity in earnings of joint ventures and Other income, net. See Note 15, Information on Business Segments, to our condensed consolidated financial statements contained in Item 1 of this report for a reconciliation of total Segment operating income (loss) to Loss from continuing operations before income tax.

ACCO Brands North America

ACCO Brands North America net sales increased $52.3 million, or 38%, to $189.0 million compared to $136.7 million in the prior-year period. The acquisition of Mead C&OP contributed sales of $67.9 million. The underlying decline of $15.6 million was due to our exit from $5.8 million of unprofitable business, reduced customer inventory levels, a business model change within our Print Finishing Business and general softness in demand in the U.S.

ACCO Brands North America operating income decreased $4.7 million, to a loss of $8.2 million compared to a loss of $3.5 million in the prior-year period. The acquisition of Mead C&OP added to the operating loss in the current year. In the current year there were $4.5 million of restructuring and $1.2 million of IT integration charges, compared to $3.6 million of restructuring in the prior-year period. Also contributing to the decrease in operating income was $1.6 million in integration related inefficiencies from the closure of our Day-Timer manufacturing and distribution facility, together with $1.2 million of incremental costs associated with our corporate headquarters relocation. Partially offsetting the decline were synergies and productivity savings that were realized in both cost of products sold and SG&A.

ACCO Brands International

ACCO Brands International net sales increased $15.6 million, or 14%, to $126.2 million compared to $110.6 million in the prior-year period. The acquisition of Mead C&OP contributed sales of $32.2 million in Brazil which reflected a strong back-to-school season. The underlying decline of $16.6 million includes unfavorable currency translation of $1.5 million, or 1%. Of this decline, Europe accounted for $10.5 million. The decline was principally due to continued adverse market conditions for all of Europe driving weak consumer demand and $3.6 million of residual unprofitable business that was exited in 2012. Additionally, lower demand in Australia and Mexico contributed to the decrease.

ACCO Brands International operating income decreased $4.2 million, or 51%, to $4.0 million compared to $8.2 million, and operating income margin decreased to 3.2% from 7.4% in the prior-year period. The acquisition of Mead C&OP contributed $0.8 million in operating income. The $5.0 million underlying decrease in operating income was the result of lower sales and higher restructuring charges of $4.6 million in the current-year period versus $2.5 million in the prior-year period, partially offset by costs savings, including reduced pension expenses.

Computer Products Group

Computer Products net sales decreased $4.8 million, or 12%, to $36.8 million compared to $41.6 million in the prior-year period. The decrease primarily reflects soft demand for PC accessories, lower net pricing due to promotions and the loss of $0.9 million in royalty income.

Operating income decreased $4.7 million, or 63%, to $2.8 million and operating income margin decreased to 7.6% from 18.0%. The decrease was primarily due to lower pricing, loss of royalty income and unfavorable product mix, principally associated with lower sales of high-margin security products.

Liquidity and Capital Resources

As of March 31, 2013, our primary liquidity needs are to service indebtedness, reduce our borrowing, fund capital expenditures and support working capital requirements. Our principal sources of liquidity are cash flows from operating activities, cash and cash equivalents held and seasonal borrowings under our senior secured revolving credit facility. We maintain adequate financing arrangements at market rates. Because of the seasonality of our business we typically carry greater cash balances in the first, second and third quarters of our fiscal year. Lower cash balances are typically carried during the fourth quarter due to the absorption of our Brazilian cash into working capital. Our Brazilian business is highly seasonal due to the combined impact of the back-to-school season coinciding with the calendar year-end in the fourth quarter. Due to various tax laws, it is costly to transfer short-term working capital in and out of Brazil. Our normal practice is therefore to hold seasonal cash requirements within Brazil, invested in Brazilian government securities. Our priority for all other cash flow use over the near term, after funding internal growth, is debt reduction, and investment in new products through both organic development and acquisitions.

As of March 31, 2013, approximately $238 million remained available for borrowing under the Company's $250.0 million revolving credit facilities.

Interest rates under our current senior secured term loans are based on the London Interbank Offered Rate (LIBOR). The range of borrowing costs under the pricing grid is LIBOR plus 3.00% for Term A loans of the debt and LIBOR plus 3.25% with a LIBOR rate floor of 1.00% for Term B loans of the debt as of March 31, 2013. The current senior secured credit facilities have a weighted average interest rate of 3.9% as of March 31, 2013 and our senior unsecured notes have an interest rate of 6.75%.

Cash Flow for the Three months ended March 31, 2013 versus three months ended March 31, 2012

Cash Flow from Operating Activities

For the three months ended March 31, 2013 cash provided by operating activities was $85.7 million compared to a use of $45.0 million in the prior-year period. The net loss in 2013 was $9.0 million, compared to $17.4 million in 2012. Non-cash adjustments to net loss on a pre-tax basis in 2013 were a net expense of $20.8 million, compared to a net expense of $10.9 million in 2012.

Cash provided by operating activities during the three months ended March 31, 2013 was $85.7 million. The net cash inflow is primarily from cash generated by net working capital (accounts receivable, inventories and accounts payable) of $163.0 million, of which $188.8 million is related to collections of customer accounts receivable. The significant cash collected is driven by the seasonality of our acquired Mead C&OP business which includes significant sales of school products during the third and fourth quarters. The use of cash for inventory of $24.6 million is the result of inventory purchases in preparation for the back-to-school manufacturing and selling season, primarily in our Mead C&OP business. In addition, cash interest payments in 2013 were $5.3 million, compared to $33.1 million in the first three months of 2012 (prior to our refinancing and change in payment schedule). Other significant cash payments in 2013 include income tax payments of $16.1 million, which was higher than the $6.5 million paid in 2012 due to the 2012 U.S. taxable income.

During the three months ended March 31, 2012 the use of cash by operating activities of $45.0 million was primarily due to scheduled outflows related to interest payments, annual incentive payments and pension plan contributions. These payments were partially offset by cash flow provided by net working capital (accounts receivable, inventories and accounts payable) of $5.0 million, primarily from collections of customer accounts receivable, which were partially offset by increased payments to suppliers.

The table below shows our cash flow from accounts receivable, inventories and accounts payable for the three months ended March 31, 2013 and 2012, respectively.

	Three Months Ended
(in millions of dollars)	March 31, 2013	March 31, 2012
Accounts receivable	$188.8	$39.6
Inventories	(24.6)	(3.8)
Accounts payable	(1.2)	(30.8)
Cash flow provided by net working capital	$163.0	$5.0

Cash Flow from Investing Activities

Cash used by investing activities was $8.6 million and $2.1 million for the three months ended March 31, 2013 and 2012, respectively. Gross capital expenditures were $7.3 million and $2.0 million for the three months ended March 31, 2013 and 2012, respectively. The increase in expenditures in 2013 reflects the acquisition of Mead C&OP, including integration-related spending in association with the relocation of our Day-Timer's operations to Sidney, NY, and increased information technology related investments.

Cash Flow from Financing Activities

Cash used by financing activities for the three months ended March 31, 2013 was $21.6 million, and includes repayments of the Company's existing debt facilities of $20.7 million. Cash used by financing activities in 2012 was $1.4 million, and included $0.9 million of pre-paid debt issuance costs associated with the Company's refinancing that occurred during the second quarter of 2012.

Capitalization

We had approximately 113.5 million common shares outstanding as of March 31, 2013.
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
Guarantees and Security

Obligations under the senior secured credit facilities are irrevocably and unconditionally guaranteed, jointly and severally, by certain of our existing and future domestic subsidiaries. In the case of the obligations of ACCO Brands Canada, its senior secured term loan A is guaranteed by its future subsidiaries and by the Company's other existing and future Canadian subsidiaries.

The senior unsecured notes are irrevocably and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by each of our existing and future domestic subsidiaries other than certain excluded subsidiaries. The senior unsecured notes and the related guarantees will rank equally in right of payment with all of the existing and future senior debt of the Company and the guarantors, senior in right of payment to all of the existing and future subordinated debt of the Company and the guarantors, and effectively subordinated to all of the existing and future secured indebtedness of the Company and the guarantors to the extent of the value of the assets securing such indebtedness. The senior unsecured notes and the related guarantees are structurally subordinated to all existing and future liabilities, including trade payables, of each of the Company's subsidiaries that do not guarantee the notes.

Compliance with Loan Covenants

As of and for the period ended March 31, 2013, the Company was in compliance with all applicable loan covenants.

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

Foreign Exchange Risk Management

See Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. There have been no material changes to Foreign Exchange Risk Management or Interest Rate Risk Management through the period ended March 31, 2013 or through the date of this report.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of, our Disclosure Committee, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective.

(b) Changes in Internal Control Over Financial Reporting.

There has been no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2013, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In connection with our May 1, 2012 acquisition of Mead C&OP, we assumed all of the tax liabilities for the acquired foreign operations. In December of 2012, the Federal Revenue Department of the Ministry of Finance of Brazil ("FRD") issued a tax assessment against our newly acquired indirect subsidiary, Tilibra Produtos de Papelaria Ltda. ("Tilibra"), which challenged the goodwill recorded in connection with the 2004 acquisition of Tilibra. This assessment denied the deductibility of that goodwill from Tilibra's taxable income for the year 2007. The assessment seeks a payment of approximately R$26.9 million ($13.2 million based on December 2012 exchange rates) of tax, penalties and interest.

In January of 2013, Tilibra filed a protest disputing the tax assessment at the first administrative level of appeal within the FRD. We believe that we have meritorious defenses and intend to vigorously contest this matter; however, there can be no assurances that we will ultimately prevail. We are in the early stages of the process to challenge the FRD's tax assessment, and the ultimate outcome will not be determined until the Brazilian tax appeal process is complete, which is expected to take many years. In addition, Tilibra's 2008-2012 tax years remain open and subject to audit, and there can be no assurances that we will not receive additional tax assessments regarding the goodwill deducted for the Tilibra acquisition for one or more of those years. If the FRD's initial position is ultimately sustained, the amount assessed would adversely affect our reported cash flow in the year of settlement.

Because there is no settled legal precedent on which to base a definitive opinion as to whether we will ultimately prevail, the Company considers the outcome of this dispute to be uncertain. Since it is not more likely than not that we will prevail, in the fourth quarter of 2012, we recorded a reserve in the amount of $44.5 million (which included the 2008-2012 tax years that could also be assessed and interest and penalties accumulated through December 2012) in consideration of this matter. In addition, the Company will continue to accrue interest related to this matter until such time as the outcome is known or until evidence is presented that we are more likely than not to prevail. During the first quarter of 2013 we accrued additional interest of $0.3 million.

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

ITEM 1A.	RISK FACTORS

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A - Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.

Exhibit
Number        Description of Exhibit

10.1
Form of Restricted Stock Unit Award Agreement (Robert J. Keller) under the 2011 Amended and Restated Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K filed on February 26, 2013 (File No. 001-08454))

10.2
Form of Non-qualified Stock Option Agreement (Robert J. Keller) under the 2011 Amended and Restated Incentive Plan (incorporated by reference to Exhibit 10.2 of the Registrant's Form 8-K filed on February 26, 2013 (File No. 001-08454))

10.3
Form of Performance Stock Unit Award Agreement under the 2011 Amended and Restated Incentive Plan (incorporated by reference to Exhibit 10.3 of the Registrant's Form 8-K filed on February 26, 2013 (File No. 001-08454))

10.4
Form of Performance Stock Unit Award Agreement (Robert J. Keller) under the 2011 Amended and Restated Incentive Plan (incorporated by reference to Exhibit 10.4 of the Registrant's Form 8-K filed on February 26, 2013 (File No. 001-08454))

10.5	ACCO Brands 2013 Annual Incentive Plan*

31.1        Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2        Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1        Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

32.2        Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows and (v) related notes to those financial statements+

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

REGISTRANT:

ACCO BRANDS CORPORATION

By:	/s/ Boris Elisman
Boris Elisman
Chief Executive Officer (principal executive officer)

By:	/s/ Neal V. Fenwick
Neal V. Fenwick
Executive Vice President and Chief Financial Officer (principal financial officer)

By:	/s/ Thomas P. O’Neill, Jr.
Thomas P. O’Neill, Jr.
Senior Vice President, Finance and Accounting (principal accounting officer)
Date: May 8, 2013

EXHIBIT INDEX
 Exhibit
Number        Description of Exhibit

10.1
Form of Restricted Stock Unit Award Agreement (Robert J. Keller) under the 2011 Amended and Restated Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K filed on February 26, 2013 (File No. 001-08454))

10.2
Form of Non-qualified Stock Option Agreement (Robert J. Keller) under the 2011 Amended and Restated Incentive Plan (incorporated by reference to Exhibit 10.2 of the Registrant's Form 8-K filed on February 26, 2013 (File No. 001-08454))

10.3
Form of Performance Stock Unit Award Agreement under the 2011 Amended and Restated Incentive Plan (incorporated by reference to Exhibit 10.3 of the Registrant's Form 8-K filed on February 26, 2013 (File No. 001-08454))

10.4
Form of Performance Stock Unit Award Agreement (Robert J. Keller) under the 2011 Amended and Restated Incentive Plan (incorporated by reference to Exhibit 10.4 of the Registrant's Form 8-K filed on February 26, 2013 (File No. 001-08454))

10.5	ACCO Brands 2013 Annual Incentive Plan*

31.1        Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2        Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1        Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

32.2        Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows and (v) related notes to those financial statements+

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