Form 10-Q
period 2013-06-30
ACCO BRANDS Corp
filed 2013-08-06
CIK 712034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2013

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 24, 2013, the registrant had outstanding 113,621,633 shares of Common Stock.

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
The factors that could affect our results or cause plans, actions and results to differ materially from current expectations are detailed in "Part I, Item 1. Business" and "Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, as updated under Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q and the financial statement line item discussions set forth in “Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q and from time to time in our other SEC filings.
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

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
ACCO Brands Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

	June 30, 2013	December 31, 2012
(in millions of dollars)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$95.3	$50.0
Accounts receivable, net	386.7	498.7
Inventories	323.3	265.5
Deferred income taxes	25.0	31.1
Other current assets	45.5	29.0
Total current assets	875.8	874.3
Total property, plant and equipment	564.2	591.4
Less accumulated depreciation	(296.1)	(317.8)
Property, plant and equipment, net	268.1	273.6
Deferred income taxes	41.7	36.4
Goodwill	577.8	589.4
Identifiable intangibles, net	624.9	646.6
Other assets	73.7	87.4
Total assets	$2,462.0	$2,507.7
Liabilities and Stockholders' Equity
Current liabilities:
Notes payable to banks	$58.6	$1.2
Current portion of long-term debt	29.9	0.1
Accounts payable	196.4	152.4
Accrued compensation	31.8	38.0
Accrued customer program liabilities	91.5	119.0
Accrued interest	7.0	6.3
Other current liabilities	84.7	112.4
Total current liabilities	499.9	429.4
Long-term debt	1,001.4	1,070.8
Deferred income taxes	156.0	165.0
Pension and post-retirement benefit obligations	106.8	119.8
Other non-current liabilities	86.9	83.5
Total liabilities	1,851.0	1,868.5
Stockholders' equity:
Common stock	1.1	1.1
Treasury stock	(3.4)	(2.5)
Paid-in capital	2,025.9	2,018.5
Accumulated other comprehensive loss	(191.3)	(156.1)
Accumulated deficit	(1,221.3)	(1,221.8)
Total stockholders' equity	611.0	639.2
Total liabilities and stockholders' equity	$2,462.0	$2,507.7

See notes to condensed consolidated financial statements.

ACCO Brands Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions of dollars, except per share data)	2013	2012	2013	2012
Net sales	$440.2	$438.7	$792.2	$727.6
Cost of products sold	303.1	314.4	558.4	523.5
Gross profit	137.1	124.3	233.8	204.1
Operating costs and expenses:
Advertising, selling, general and administrative expenses	87.1	92.9	176.7	161.1
Amortization of intangibles	6.2	5.1	12.8	6.6
Restructuring charges	5.9	14.7	15.6	20.8
Total operating costs and expenses	99.2	112.7	205.1	188.5
Operating income	37.9	11.6	28.7	15.6
Non-operating expense (income):
Interest expense, net	13.5	32.8	29.2	51.9
Equity in earnings of joint ventures	(1.3)	(1.2)	(2.6)	(2.7)
Other expense, net	9.6	61.3	9.5	61.1
Income (loss) from continuing operations before income tax	16.1	(81.3)	(7.4)	(94.7)
Income tax expense (benefit)	6.6	(175.5)	(8.0)	(171.6)
Income from continuing operations	9.5	94.2	0.6	76.9
Loss from discontinued operations, net of income taxes	—	—	(0.1)	(0.1)
Net income	$9.5	$94.2	$0.5	$76.8
Per share:
Basic income per share:
Income from continuing operations	$0.08	$1.00	$0.01	$1.03
Loss from discontinued operations	$—	$—	$—	$—
Basic income per share	$0.08	$1.00	$—	$1.03
Diluted income per share:
Income from continuing operations	$0.08	$0.98	$0.01	$1.00
Loss from discontinued operations	$—	$—	$—	$—
Diluted income per share	$0.08	$0.98	$—	$1.00
Weighted average number of shares outstanding:
Basic	113.6	94.2	113.4	74.8
Diluted	115.5	96.2	115.5	77.0
See notes to condensed consolidated financial statements.

ACCO Brands Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions of dollars)	2013	2012	2013	2012
Net income	$9.5	$94.2	$0.5	$76.8
Other comprehensive income (loss), before tax:
Unrealized gain on derivative financial instruments:
Gain arising during period	2.8	2.0	4.7	1.1
Reclassification of gain included in net income	(1.2)	(0.7)	(1.7)	(1.4)
Foreign currency translation:
Foreign currency translation adjustments	(39.2)	(46.2)	(44.6)	(35.0)
Pension and other post-retirement plans:
Amortization of actuarial loss and prior service cost included in net income	2.9	2.0	5.7	4.0
Other	(0.5)	3.1	4.7	0.5
Other comprehensive loss, before tax	(35.2)	(39.8)	(31.2)	(30.8)
Income tax expense related to items of other comprehensive loss	(1.5)	(1.8)	(4.0)	(1.1)
Comprehensive income (loss)	$(27.2)	$52.6	$(34.7)	$44.9

See notes to condensed consolidated financial statements.

ACCO Brands Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(in millions of dollars)	2013	2012
Operating activities
Net income	$0.5	$76.8
Amortization of inventory step-up	—	10.8
(Gain) loss on disposal of assets	(2.3)	0.3
Release of tax valuation allowance	(7.0)	(130.4)
Depreciation	20.6	14.7
Amortization of debt issuance costs and bond discount	3.1	3.2
Amortization of intangibles	12.8	6.6
Stock-based compensation	7.4	4.1
Loss on debt extinguishment	9.4	15.5
Changes in balance sheet items:
Accounts receivable	94.4	(78.7)
Inventories	(64.8)	(28.5)
Other assets	(11.1)	(8.7)
Accounts payable	47.7	4.4
Accrued expenses and other liabilities	(34.4)	(4.2)
Accrued income taxes	(21.3)	(60.7)
Equity in earnings of joint ventures, net of dividends received	2.2	8.5
Net cash provided (used) by operating activities	57.2	(166.3)
Investing activities
Additions to property, plant and equipment	(26.6)	(10.3)
(Payments) proceeds related to the sale of discontinued operations	(1.4)	2.2
Proceeds from the disposition of assets	3.9	2.2
Cost of acquisition, net of cash acquired	—	(401.4)
Net cash used by investing activities	(24.1)	(407.3)
Financing activities
Proceeds from long-term borrowings	530.0	1,270.0
Repayments of long-term debt	(569.1)	(681.8)
Borrowings of short-term debt, net	58.1	0.6
Payments for debt issuance costs	(3.9)	(37.7)
Other	(0.9)	(0.3)
Net cash provided by financing activities	14.2	550.8
Effect of foreign exchange rate changes on cash	(2.0)	(3.9)
Net increase (decrease) in cash and cash equivalents	45.3	(26.7)
Cash and cash equivalents
Beginning of period	50.0	121.2
End of period	$95.3	$94.5

	Six Months Ended June 30,
(in millions of dollars)	2013	2012
Significant non-cash transactions:
Common stock issued in conjunction with the acquisition of Mead C&OP	$—	$602.3
See notes to condensed consolidated financial statements.

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

As used in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, the terms "ACCO Brands," "ACCO," the "Company," "we," "us," and "our" refer to ACCO Brands Corporation and its consolidated domestic and international subsidiaries.

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

The condensed consolidated balance sheet as of June 30, 2013, the related condensed consolidated statements of operations and the consolidated statement of comprehensive income (loss) for the three and six months ended June 30, 2013 and 2012 and cash flows for the six months ended June 30, 2013 and 2012 are unaudited. The December 31, 2012 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all annual disclosures required by accounting principles generally accepted in the U.S. The above referenced financial statements included herein were prepared by management on the same basis as the Company's audited consolidated financial statements for the year ended December 31, 2012 and reflect all adjustments (consisting solely of normal recurring items unless otherwise noted) which are, in the opinion of management, necessary for the fair presentation of results of operations and cash flows for the interim periods ended June 30, 2013 and 2012, and the financial position of the Company as of June 30, 2013. Interim results may not be indicative of results for a full year.

On May 1, 2012, the Company completed the merger of the Consumer and Office Products Business of MeadWestvaco Corporation ("MWV") (“Mead C&OP”) with a wholly-owned subsidiary of the Company (the "Merger"). Accordingly, the results of Mead C&OP are included in the Company's condensed consolidated financial statements from the date of the Merger.

As part of the inclusion of Mead C&OP financial results with those of the Company, in the second quarter of 2012, certain information technology costs associated with the manufacturing, procurement and distribution operations have been reclassified from advertising, selling, general and administrative expenses (SG&A) to cost of products sold. This reclassification was done to enable the financial results of the two businesses to be consistent and to better reflect those costs associated with the cost of products sold. All prior periods have been reclassified to make the results comparable. For the six months ended June 30, 2012 reclassified costs totaled $4.0 million. These historical reclassifications were not material and have had no effect on net income.

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make certain estimates and assumptions that affect the reported assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting periods. Actual results could differ from those estimates.

2. Recent Accounting Pronouncements

There were no new accounting pronouncements issued in the second quarter of 2013 that impact the Company’s consolidated financial statements.

3. Acquisitions

On May 1, 2012, the Company completed the Merger of Mead C&OP with a wholly-owned subsidiary of the Company. Mead C&OP was a leading manufacturer and marketer of school supplies, office products, and planning and organizing tools - including the Mead®, Five Star®, Trapper Keeper®, AT-A-GLANCE®, Cambridge®, Day Runner®, Hilroy, Tilibra and Grafons brands in the U.S., Canada and Brazil.

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

The following table presents the allocation of the purchase price to the fair values of the assets acquired and liabilities assumed at the date of acquisition:

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

In the first quarter of 2013 we finalized our fair value estimate of assets acquired and liabilities assumed as of the acquisition date. The final excess of the purchase price over the fair value of net assets acquired has been allocated to goodwill in the amount of $465.3 million. As the allowable one-year evaluation period since the date of acquisition has expired, no additional adjustments to the goodwill related to the acquisition of Mead C&OP will be recognized.

Cumulative acquisition-related costs of $20.1 million were incurred during the years 2011 and 2012 and were classified as Selling, General and Administrative expenses. Acquisition-related costs of $11.5 million and $13.1 million were incurred during the three and six months ended June 30, 2012.

4. Long-term Debt and Short-term Borrowings

Notes payable and long-term debt, listed in order of their security interests, consisted of the following at June 30, 2013 and December 31, 2012:

(in millions of dollars)	June 30, 2013	December 31, 2012
U.S. Dollar Senior Secured Term Loan A, due May 2018 (floating interest rate of 2.54% at June 30, 2013)	$530.0	$—
U.S. Dollar Senior Secured Term Loan B, due May 2019 (floating interest rate of 4.25% at December 31, 2012)	—	326.8
U.S. Dollar Senior Secured Term Loan A, due May 2017 (floating interest rate of 3.32% at December 31, 2012)	—	220.8
Canadian Dollar Senior Secured Term Loan A, due May 2017 (floating interest rate of 4.26% at December 31, 2012)	—	21.8
Senior Secured Revolving Credit Facility, due May 2018 (floating interest rate of 3.08% at June 30, 2013)	57.3	—
Senior Unsecured Notes, due May 2020 (fixed interest rate of 6.75%)	500.0	500.0
Other borrowings	2.6	2.7
Total debt	1,089.9	1,072.1
Less: current portion	(88.5)	(1.3)
Total long-term debt	$1,001.4	$1,070.8

Effective May 13, 2013 (the “Effective Date”), the Company entered into an Amended and Restated Credit Agreement (the “Restated Credit Agreement”) among the Company, certain subsidiaries of the Company, Bank of America, N.A., as administrative agent, and the other agents and lenders party thereto. The Restated Credit Agreement amends and restates the Company's existing credit agreement, dated as of March 26, 2012, as amended (the “2012 Credit Agreement”), that had been entered into in connection with the Company's acquisition of Mead C&OP. In addition, immediately prior to the effectiveness of the Restated Credit Agreement, the Company entered into a Second Amendment, dated as of May 13, 2013 (the “Second Amendment ”), to the 2012 Credit Agreement in order to facilitate the entry into and obtain certain lender consents for the Restated Credit Agreement.

The Restated Credit Agreement provides for a $780 million, five-year senior secured credit facility, which consists of a $250.0 million multi-currency revolving credit facility, due May 2018 (the “Revolving Facility”) and a $530.0 million U.S. dollar denominated Senior Secured Term Loan A, due May 2018 (the “Restated Term Loan A"). Specifically, in connection with the Restated Credit Agreement, the Company:

•
replaced the Company's then-existing U.S.-dollar denominated Senior Secured Term Loan A, due May 2017, under the 2012 Credit Agreement, which had an aggregate principal amount of $220.8 million outstanding immediately prior to the Effective Date, with the Restated Term Loan A, due May 2018, in an aggregate original principal amount of $530.0 million;

•
prepaid in full the Company's then-existing U.S.-dollar denominated Senior Secured Term Loan B, due May 2019, under the 2012 Credit Agreement, which had an aggregate principal amount of $310.2 million outstanding immediately prior to the Effective Date, using a portion of the proceeds from the Restated Term A Loan; and

•	replaced the $250.0 million revolving credit facility under the 2012 Credit Agreement with the Revolving Facility, under which $47.3 million was outstanding immediately following the Effective Date.

As of June 30, 2013, there were borrowings of $57.3 million under our $250.0 million Revolving Facility. The amount available for borrowings was $181.8 million (allowing for $10.9 million of letters of credit outstanding on that date).

Prior to the Effective Date, the Company's Canadian-dollar denominated Senior Secured Term Loan A, due May 2017, that had been drawn under the 2012 Credit Agreement had been fully repaid.

Included in Other expense, net is a $9.4 million charge for the write-off of debt origination costs associated with the refinancing. Additionally, the Company incurred approximately $4.4 million in bank, legal and other fees associated with the Restated Credit Agreement. Of these fees, $4.2 million were capitalized and will be amortized over the life of the Restated Term Loan A and the Revolving Facility.

Borrowings representing the increase in the principal amount of the Restated Term Loan A were used to prepay the Term Loan B under the 2012 Credit Agreement, while the Revolving Facility is expected to be available for working capital and general corporate purposes. Undrawn amounts under the Revolving Facility are subject to a commitment fee rate of 0.25% to 0.50% per annum, depending on the Company's consolidated leverage ratio. As of June 30, 2013, the commitment fee rate was 0.375%. Prior to the refinancing the commitment fee rate was 0.50%.

Maturity and amortization

 Borrowings under the Revolving Facility and the Restated Term Loan A will mature on May 13, 2018. Amounts under the Revolving Facility are non-amortizing. Beginning September 30, 2013, the outstanding principal amount under the Restated Term Loan A will be payable in quarterly installments in an amount representing, on an annual basis, 5.0% of the initial aggregate principal amount of such loan and increasing to 12.5% of the initial aggregate principal amount of such loan by June 30, 2016.

Interest rates

  Amounts outstanding under the Restated Credit Agreement will bear interest (i) in the case of Eurodollar loans, at a rate per annum equal to the Eurodollar rate (which is based on an average British Bankers Association Interest Settlement Rate) plus the applicable rate; (ii) in the case of loans made at the Base Rate (which means the highest of (a) the Bank of America, N.A. prime rate then in effect, (b) the Federal Funds Effective Rate (as defined in the Restated Credit Agreement) then in effect plus ½ of 1.00% and (c) the Eurodollar rate that would be payable on such day for a Eurodollar loan with a one-month interest period plus 1.00%), at a rate per annum equal to the Base Rate plus the applicable rate; and (iii) in the case of swing line loans, at a rate per annum equal to the Base Rate plus the applicable rate for the Revolving Credit Facility.  Separate base interest rate and applicable rate provisions will apply for any Canadian or Australian currency denominated loans outstanding under the Revolving Credit Facility.

As of June 30, 2013, the Eurodollar applicable rate for the Restated Term Loan A and amounts drawn under the Revolving Credit Facility was 2.25%, which represents a reduction from the LIBOR applicable rate of 3.00% for the Senior Secured Loan A and 3.25% for the Senior Secured Loan B in effect immediately prior to the Effective Date under the 2012 Credit Agreement.

The applicable rate applied to outstanding Eurodollar loans and Base Rate loans is based on the Company's consolidated leverage ratio (as defined in the Restated Credit Agreement) as follows:

Consolidated Leverage Ratio	Applicable Rate on Eurodollar Loans	Applicable Rate on Base Rate Loans
> 4.00 to 1.00	2.50%	1.50%
≤ 4.00 to 1.00 and > 3.50 to 1.00	2.25%	1.25%
≤ 3.50 to 1.00 and > 2.50 to 1.00	2.00%	1.00%
≤ 2.50 to 1.00	1.75%	0.75%

Prepayments

  Subject to certain conditions and exceptions, the Restated Credit Agreement requires the Company to prepay outstanding loans in certain circumstances, including (a) in an amount equal to 100% of the net cash proceeds from sales or dispositions of property or assets in excess of $10.0 million per fiscal year, (b) in an amount equal to 100% of the net cash proceeds from property insurance or condemnation awards in excess of $10.0 million per fiscal year and (c) in an amount equal to 100% of the net cash proceeds from additional debt other than debt permitted under the Restated Credit Agreement. The Company also is required to prepay outstanding loans with specified percentages of excess cash flow based on its leverage. The Restated Credit Agreement contains other customary prepayment obligations and provides for voluntary commitment reductions and prepayment of loans, subject to certain conditions and exceptions.

 Loan Covenants

 The Restated Credit Agreement contains customary affirmative and negative covenants as well as events of default, including payment defaults, breach of representations and warranties, covenant defaults, cross-defaults, certain bankruptcy or insolvency events, certain ERISA-related events, changes in control or ownership and invalidity of any loan document.

Under the Restated Credit Agreement, the Company is required to meet certain financial tests, including a maximum consolidated leverage ratio (as defined in the Restated Credit Agreement) as determined by reference to the following ratios:

Period	Maximum Consolidated Leverage Ratio(1)
Effective Date through June 30, 2014	4.50:1.00
July 1, 2014 through June 30, 2015	4.00:1.00
July 1, 2015 through June 30, 2017	3.75:1.00
July 1, 2017 and thereafter	3.50:1.00

(1)The leverage ratio is computed by dividing the Company's net funded indebtedness by the cumulative four-quarter-trailing EBITDA, which excludes transaction costs, restructuring and other charges up to certain limits as well as other adjustments defined in the Restated Credit Agreement.

Beginning with the fiscal quarter ending June 30, 2013, the Restated Credit Agreement also requires the Company to maintain a consolidated fixed charge coverage ratio (as defined in the Restated Credit Agreement) as of the end of any fiscal quarter at or above 1.25 to 1.00. Under the Restated Credit Agreement, the Company no longer must meet certain minimum interest coverage ratios that were present in the 2012 Credit Agreement.
As of and for the period ended June 30, 2013, the Company was in compliance with all applicable loan covenants.

Guarantees and Security

  Generally, obligations under the Restated Credit Agreement are guaranteed by certain of the Company's existing and future domestic subsidiaries, and are secured by substantially all of the Company's and certain guarantor subsidiaries' assets, subject to certain exclusions and limitations.

5. Pension and Other Retiree Benefits

The components of net periodic benefit cost for pension and post-retirement plans for the three and six months ended June 30, 2013 and 2012 are as follows:

	Three Months Ended June 30,
	Pension Benefits				Post-retirement
	U.S.		International
(in millions of dollars)	2013	2012	2013	2012	2013	2012
Service cost	$0.5	$0.3	$0.4	$0.6	$0.1	$0.1
Interest cost	2.0	2.1	3.6	3.5	0.2	0.2
Expected return on plan assets	(2.7)	(2.6)	(5.0)	(4.1)	—	—
Amortization of prior service cost	—	—	—	0.1	—	—
Amortization of net loss (gain)	2.4	1.5	0.6	0.6	(0.2)	(0.2)
Settlement loss	—	0.7	—	—	—	—
Net periodic benefit cost	$2.2	$2.0	$(0.4)	$0.7	$0.1	$0.1

	Six Months Ended June 30,
	Pension Benefits				Post-retirement
	U.S.		International
(in millions of dollars)	2013	2012	2013	2012	2013	2012
Service cost	$1.0	$0.3	$0.8	$1.1	$0.2	$0.1
Interest cost	4.0	4.2	7.3	6.9	0.3	0.3
Expected return on plan assets	(5.4)	(5.2)	(10.1)	(7.8)	—	—
Amortization of prior service cost	—	—	—	0.1	—	—
Amortization of net loss (gain)	4.8	3.1	1.2	1.1	(0.4)	(0.3)
Settlement loss	—	0.7	—	—	—	—
Net periodic benefit cost	$4.4	$3.1	$(0.8)	$1.4	$0.1	$0.1

We expect to contribute approximately $16.5 million to our defined benefit plans in 2013. For the six months ended June 30, 2013, we have contributed $8.6 million to those plans.

6. Stock-Based Compensation

The following table summarizes the Company’s stock-based compensation expense (including stock options, restricted stock units (“RSUs”) and performance stock units (“PSUs”)) for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions of dollars)	2013	2012	2013	2012
Stock option compensation expense	$0.8	$0.5	$1.4	$0.8
RSU compensation expense	2.1	1.7	3.1	2.5
PSU compensation expense	2.2	0.2	2.9	0.8
Total stock-based compensation	$5.1	$2.4	$7.4	$4.1

During the second quarter of 2013, the Company's Board of Directors approved a stock compensation grant to eligible non-employee directors, which consisted of 129,680 shares.
The Company generally recognizes compensation expense for its stock-based awards ratably over the vesting period. Stock-based compensation expense for the three and six months ended June 30, 2013 and 2012 includes $0.9 million of expense related to stock awards granted to non-employee directors, which became fully vested on the grant date.

The following table summarizes the Company's unrecognized compensation expense and the weighted-average period over which the expense will be recognized as of June 30, 2013:

	June 30, 2013
	Unrecognized	Weighted Average
	Compensation	Years Expense To Be
(in millions of dollars, except weighted average years)	Expense	Recognized Over
Stock options	$6.2	2.3
RSUs	$8.9	2.1
PSUs	$12.3	1.9

7. Inventories
Inventories are stated at the lower of cost or market value. The components of inventories are as follows:

(in millions of dollars)	June 30, 2013	December 31, 2012
Raw materials	$41.2	$40.1
Work in process	3.3	5.4
Finished goods	278.8	220.0
Total inventories	$323.3	$265.5

8. Goodwill and Identifiable Intangibles
Goodwill
As more fully described in the Company’s 2012 Annual Report on Form 10-K, we test goodwill for impairment at least annually and on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. The Company performed this annual assessment in the second quarter of 2013 and concluded that no impairment exists.

Goodwill has been recorded on the Company's balance sheet related to the Merger and represents the excess of the cost of the acquisition when compared to the fair value estimate of the net assets acquired on May 1, 2012 (the date of the Merger). See Note 3, Acquisitions, to these condensed consolidated financial statements for details on the calculation of the goodwill acquired in the Merger.
Changes in the net carrying amount of goodwill by segment are as follows:

(in millions of dollars)	ACCO Brands North America	ACCO Brands International	Computer Products Group	Total

Balance at December 31, 2012	$396.3	$186.3	$6.8	$589.4
Mead C&OP acquisition	1.4	0.5	—	1.9
Translation	(3.6)	(9.9)	—	(13.5)
Balance at June 30, 2013	$394.1	$176.9	$6.8	$577.8

Goodwill	$525.0	$261.1	$6.8	$792.9
Accumulated impairment losses	(130.9)	(84.2)	—	(215.1)
Balance at June 30, 2013	$394.1	$176.9	$6.8	$577.8

Identifiable Intangible Assets
The gross carrying value and accumulated amortization by class of identifiable intangible assets as of June 30, 2013 and December 31, 2012 are as follows:

	June 30, 2013				December 31, 2012
(in millions of dollars)	Gross Carrying Amounts	Accumulated Amortization		Net Book Value	Gross Carrying Amounts	Accumulated Amortization		Net Book Value
Indefinite-lived intangible assets:
Trade names	$517.6	$(44.5)	(1)	$473.1	$524.9	$(44.5)	(1)	$480.4
Amortizable intangible assets:
Trade names	128.8	(40.9)		87.9	130.9	(36.7)		94.2
Customer and contractual relationships	102.5	(39.5)		63.0	103.7	(32.7)		71.0
Patents/proprietary technology	10.2	(9.3)		0.9	10.4	(9.4)		1.0
Subtotal	241.5	(89.7)		151.8	245.0	(78.8)		166.2
Total identifiable intangibles	$759.1	$(134.2)		$624.9	$769.9	$(123.3)		$646.6

(1)	Accumulated amortization prior to the adoption of authoritative guidance on goodwill and other intangible assets, at which time further amortization ceased.
The Company’s intangible amortization expense was $6.2 million and $5.1 million for the three months ended June 30, 2013 and 2012, respectively, and $12.8 million and $6.6 million for the six months ended June 30, 2013 and 2012, respectively. The increase in intangible amortization expense was driven by incremental amortization related to the Merger.
As of June 30, 2013, estimated amortization expense for amortizable intangible assets as of June 30, 2013 for the current year and the next five years are as follows:

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

We test indefinite-lived intangibles for impairment at least annually and on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. The Company performed this annual assessment in the second quarter of 2013 and concluded that no impairment exists. However, due to the recent acquisition of Mead C&OP, the fair values of certain indefinite-lived trade names are not substantially above their carrying values.

The customer relationships and certain trade names will be amortized on an accelerated basis. Finite-lived trade names and customer relationships are expected to be amortized over lives ranging from 10 to 15 years from the Merger date of May 1, 2012. The allocations of the acquired identifiable intangibles acquired in the Merger are as follows:

(in millions of dollars)	Fair Value	Estimated Average Remaining Useful Life
Trade names - indefinite lived	$415.3	Indefinite
Trade names - finite lived	50.3	10-15 years
Customer relationships	77.6	10-15 years
	$543.2

9. Restructuring

During the six months ended June 30, 2013, the Company committed to new cost savings plans intended to improve the efficiency and effectiveness of our businesses. These plans relate to cost-reduction initiatives within the Company's North American and International segments, and are primarily associated with post-merger integration activities of the North American operations following the acquisition of Mead C&OP and changes in the European business model and manufacturing footprint. The most significant of these plans was finalized during the second quarter of 2013, and relates to the closure of our Brampton, Canada distribution and manufacturing facility and relocation of its activities to other facilities within the Company. The Company recorded $5.9 million and $14.7 million of restructuring charges for the three months ended June 30, 2013 and 2012, respectively and $15.6 million and $20.8 million of restructuring charges for the six months ended June 30, 2013 and 2012, respectively. The Company expects approximately $9 million of additional restructuring charges to be incurred in 2013 associated primarily with other initiatives which are currently under development.

In fiscal year 2012, we initiated cost savings plans related to the consolidation and integration of our recently acquired Mead C&OP business. The most significant of these plans related to our dated goods business and included closure of a manufacturing and distribution facility in East Texas, Pennsylvania and relocation of its activities to other facilities within the Company, which was completed during the second quarter of 2013. We also committed to certain cost savings plans that are expected to improve the efficiency and effectiveness of our U.S. and European businesses, which were independent of any plans related to our acquisition of Mead C&OP.
A summary of the activity in the restructuring accounts for the six months ended June 30, 2013 is as follows:

(in millions of dollars)	Balance at December 31, 2012	Provision	Cash Expenditures	Non-cash Items/ Currency Change	Balance at June 30, 2013
Employee termination costs	$15.2	$15.1	$(9.2)	$(0.1)	$21.0
Termination of lease agreements	0.2	0.2	(0.4)	—	—
Other	—	0.3	(0.3)	—	—
Total restructuring liability	$15.4	$15.6	$(9.9)	$(0.1)	$21.0

Management expects the $21.0 million of employee termination costs to be substantially paid within the next 12 months.

Gain on Sale

Not included in the restructuring table above is a net gain of $2.6 million from the sale of the Company's Ireland distribution facility. The sale, which occurred during the second quarter of 2013, generated net cash proceeds of $3.8 million. The gain on sale has been recognized in our Consolidated Statements of Operations in selling, general and administrative expenses.

10. Income Taxes

For the three months ended June 30, 2013, the Company recorded an income tax expense from continuing operations of $6.6 million on income before taxes of $16.1 million. For the prior-year period, we reported an income tax benefit from continuing operations of $175.5 million on a loss before taxes of $81.3 million. The tax benefit for 2012 was primarily due to the release of certain valuation allowances totaling $130.4 million, as further discussed below, and reflects certain non-deductible items that impact the effective rate compared to the statutory rate.

We continually review the need for establishing or releasing valuation allowances on our deferred tax attributes. Following the acquisition of Mead C&OP, in the second quarter of 2012, the Company analyzed its need for maintaining valuation reserves against the expected U.S. future tax benefits. Based on that analysis, the Company determined that as of June 30, 2012, there existed sufficient evidence in the form of future taxable income from the combined operations to release $112.7 million of the valuation allowance that had been previously recorded against the U.S. deferred income tax assets. Also in the second quarter of 2012, valuation allowances were released in certain foreign jurisdictions in the amount of $17.7 million, due to the sustained profitability of these businesses. The resulting deferred tax assets are comprised principally of net operating loss carryforwards that are expected to be fully realized within the expiration period and other temporary differences.

For the six months ended June 30, 2013, the Company recorded an income tax benefit from continuing operations of $8.0 million on a loss before taxes of $7.4 million. The current year period benefited from the release of valuation allowances in certain foreign jurisdictions in the amount of $7.0 million. For the prior-year period, we reported an income tax benefit from continuing operations of $171.6 million on a loss before taxes of $94.7 million, primarily due to the release of certain valuation allowances.

The reconciliation of income taxes for the three and six month periods ended June 30, 2013 and 2012, computed at the U.S. federal statutory income tax rate, compared to our effective income tax rate for continuing operations, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions of dollars)	2013	2012	2013	2012
Income tax benefit computed at U.S. statutory income tax rate (35%)	$5.6	$(28.4)	$(2.6)	$(33.1)
Decrease of valuation allowances, net	—	(141.0)	(7.0)	(131.3)
Foreign income taxed at a lower effective rate	(0.9)	(2.7)	(1.0)	(4.0)
Miscellaneous	1.9	(3.4)	2.6	(3.2)
Income taxes as reported	$6.6	$(175.5)	$(8.0)	$(171.6)
Effective tax rate	41.0%	NM	NM	NM

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

In connection with our May 1, 2012 acquisition of Mead C&OP we assumed all of the tax liabilities for the acquired foreign operations. In December of 2012, the Federal Revenue Department of the Ministry of Finance of Brazil ("FRD") issued a tax assessment against our newly acquired indirect subsidiary, Tilibra Produtos de Papelaria Ltda. ("Tilibra"), which challenged the deductibility of goodwill recorded in connection with the 2004 acquisition of Tilibra. The Company recorded in the fourth quarter of 2012, a reserve in the amount of $44.5 million (based on December 2012 exchange rates) in consideration of this matter. In addition, the Company will continue to accrue interest related to this matter until such time as the outcome is known or until evidence is presented that we are more likely than not to prevail. During the three and six months ended June 30, 2013, we accrued additional interest of $0.4 million and $0.7 million, respectively, that was recorded in income tax expense.

11. Earnings per Share

Total outstanding shares as of June 30, 2013 and 2012 were 113.6 million and 113.1 million, respectively. On May 1, 2012 the Company issued 57.1 million shares of stock related to the Merger. The calculation of basic earnings per common share is based on the weighted average number of common shares outstanding in the year, or period, over which they were outstanding. Our calculation of diluted earnings per common share assumes that any common shares outstanding were increased by shares that would be issued upon exercise of those stock units for which the average market price for the period exceeds the exercise price less the shares that could have been purchased by the Company with the related proceeds, including compensation expense measured but not yet recognized, net of tax.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2013	2012	2013	2012
Weighted-average number of common shares outstanding — basic	113.6	94.2	113.4	74.8
Stock options	—	0.1	0.1	0.1
Stock-settled stock appreciation rights	0.8	0.9	0.8	1.0
Restricted stock units	1.1	1.0	1.2	1.1
Adjusted weighted-average shares and assumed conversions — diluted	115.5	96.2	115.5	77.0

 Awards of potentially dilutive shares of common stock options which have exercise prices that were higher than the average market price during the period are not included in the computation of dilutive earnings per share as their effect would have been anti-dilutive. These shares totaled approximately 6.3 million and 6.5 million as of June 30, 2013 and 2012, respectively.

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

Forward currency contracts are used to hedge foreign denominated inventory purchases for Europe, Australia, Canada and Japan and are designated as cash flow hedges. Unrealized gains and losses on these contracts for inventory purchases are deferred in other comprehensive income (loss) until the contracts are settled and the underlying hedged transactions are recognized, at which time the deferred gains or losses will be reported in the “Cost of products sold” line in the Condensed Consolidated Statements of Operations. As of June 30, 2013 and December 31, 2012, we had cash flow designated foreign exchange contracts outstanding with a U.S. dollar equivalent notional value of $85.7 million and $85.0 million, respectively.
Forward currency contracts used to hedge foreign denominated intercompany loans are not designated as hedging instruments. Gains and losses on these derivative instruments are recognized within "Other expense, net" in the Condensed Consolidated Statements of Operations and are largely offset by the changes in the fair value of the hedged item. The periods of the forward foreign exchange contracts correspond to the periods of the hedged transactions, and do not extend beyond June 2014. As of June 30, 2013 and December 31, 2012, we had undesignated foreign exchange contracts outstanding with a U.S. dollar equivalent notional value of $51.8 million and $90.4 million, respectively.

The following table summarizes the fair value of our derivative financial instruments as of June 30, 2013 and December 31, 2012, respectively:

	Fair Value of Derivative Instruments
	Derivative Assets			Derivative Liabilities
(in millions of dollars)	Balance Sheet Location	Jun 30, 2013	Dec 31, 2012	Balance Sheet Location	Jun 30, 2013	Dec 31, 2012
Derivatives designated as hedging instruments:
Foreign exchange contracts	Other current assets	$3.3	$0.7	Other current liabilities	$0.1	$0.6
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current assets	0.3	0.5	Other current liabilities	0.1	0.2
Total derivatives		$3.6	$1.2		$0.2	$0.8
The following tables summarize the pre-tax effect of our derivative financial instruments on the condensed consolidated financial statements for the three and six months ended June 30, 2013 and 2012, respectively:

	The Effect of Derivative Instruments in Cash Flow Hedging Relationships on the Condensed Consolidated Financial Statements
	Amount of Gain (Loss) Recognized in OCI (Effective Portion)		Location of (Gain) Loss Reclassified from OCI to Income	Amount of (Gain) Loss Reclassified from AOCI to Income (Effective Portion)
	Three Months Ended June 30,			Three Months Ended June 30,
(in millions of dollars)	2013	2012		2013	2012
Cash flow hedges:
Foreign exchange contracts	$2.8	$2.0	Cost of products sold	$(1.2)	$(0.7)

	The Effect of Derivative Instruments in Cash Flow Hedging Relationships on the Condensed Consolidated Financial Statements
(in millions of dollars)	Amount of Gain (Loss) Recognized in OCI (Effective Portion)		Location of (Gain) Loss Reclassified from OCI to Income	Amount of (Gain) Loss Reclassified from AOCI to Income (Effective Portion)
	Six Months Ended June 30,			Six Months Ended June 30,
	2013	2012		2013	2012
Cash flow hedges:
Foreign exchange contracts	$4.7	$1.1	Cost of products sold	$(1.7)	$(1.4)

	The Effect of Derivatives Not Designated as Hedging Instruments on the Condensed Consolidated Statements of Operations
	Location of (Gain) Loss Recognized in Income on Derivatives	Amount of (Gain) Loss Recognized in Income		Amount of (Gain) Loss Recognized in Income
		Three Months Ended June 30,		Six Months Ended June 30,
(in millions of dollars)		2013	2012	2013	2012
Foreign exchange contracts	Other expense, net	$(1.3)	$2.3	$(0.9)	$2.6

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
We have determined that our financial assets and liabilities are Level 2 in the fair value hierarchy. The following table sets forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2013 and December 31, 2012, respectively:

(in millions of dollars)	June 30, 2013	December 31, 2012
Assets:
Forward currency contracts	$3.6	$1.2
Liabilities:
Forward currency contracts	$0.2	$0.8

Our forward currency contracts are included in "Other current assets" or "Other current liabilities" and mature within 12 months. The forward foreign currency exchange contracts are primarily valued based on the foreign currency spot and forward rates quoted by the banks or foreign currency dealers. As such, these derivative instruments are classified within Level 2.

The fair values of cash and cash equivalents, notes payable to banks, accounts receivable and accounts payable approximate carrying amounts due principally to their short maturities. The carrying amount of total debt was $1,089.9 million and $1,072.1 million and the estimated fair value of total debt was $1,091.2 million and $1,097.5 million at June 30, 2013 and December 31, 2012, respectively. The fair values are determined from quoted market prices, where available, and from investment bankers using current interest rates considering credit ratings and the remaining terms of maturity.

14. Accumulated Other Comprehensive Income (Loss)

Comprehensive income is defined as net income (loss) and other changes in stockholders’ equity from transactions and other events from sources other than stockholders. The components of, and changes in, accumulated other comprehensive income (loss), net of tax were as follows:

(in millions of dollars)	Derivative Financial Instruments	Foreign Currency Adjustments	Unrecognized Pension and Other Post-retirement Benefit Costs	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2012	$0.1	$(28.0)	$(128.2)	$(156.1)
Other comprehensive income (loss) before reclassifications	3.5	(44.6)	3.5	(37.6)
Amounts reclassified from accumulated other comprehensive income (loss)	(1.3)	—	3.7	2.4
Balance at June 30, 2013	$2.3	$(72.6)	$(121.0)	$(191.3)

The reclassifications out of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2013 were as follows:

	Three Months Ended June 30, 2013		Six Months Ended June 30, 2013
(in millions of dollars)	Amount of (Gain) Loss Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement of Comprehensive Income (Loss)	Amount of (Gain) Loss Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement of Comprehensive Income (Loss)
Details about Accumulated Other Comprehensive Income Components
Gain (loss) on cash flow hedges:
Foreign exchange contracts	$(1.2)	Cost of products sold	$(1.7)	Cost of products sold
	(1.2)	Total before tax	(1.7)	Total before tax
	0.3	Tax benefit	0.4	Tax benefit
	$(0.9)	Net of tax	$(1.3)	Net of tax
Defined benefit plan items:
Amortization of actuarial (gain) loss	$2.9	(a)	$5.7	(a)
	2.9	Total before tax	5.7	Total before tax
	(1.1)	Tax expense	(2.0)	Tax expense
	$1.8	Net of tax	$3.7	Net of tax

Total reclassifications for the period	$0.9	Net of tax	$2.4	Net of tax

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
Computer Products Group
The Computer Products Group designs, distributes, markets and sells accessories for laptop and desktop computers and tablets and smart phones. These accessories primarily include security products, iPad® covers and keypads, smart phone accessories, power adapters, input devices such as mice, laptop computer carrying cases, hubs, docking stations and ergonomic devices. The Computer Products Group sells mostly under the Kensington®, Microsaver® and ClickSafe® brand names, with the majority of its revenue coming from the U.S. and Western Europe.
All of our computer products are manufactured by third-party suppliers, principally in Asia, and are stored and distributed from our regional facilities. Our computer products are sold primarily to consumer electronics retailers, information technology value-added resellers, original equipment manufacturers and office products retailers.
Financial information by reportable segment is set forth below.
Net sales by business segment are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions of dollars)	2013	2012	2013	2012
ACCO Brands North America	$286.9	$279.8	$475.9	$416.5
ACCO Brands International	116.1	113.9	242.3	224.5
Computer Products Group	37.2	45.0	74.0	86.6
Net sales	$440.2	$438.7	$792.2	$727.6

Operating income (loss) by business segment is as follows (a):

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions of dollars)	2013	2012	2013	2012
ACCO Brands North America	$33.7	$13.6	$25.5	$10.1
ACCO Brands International	10.5	9.0	14.5	17.2
Computer Products Group	2.9	10.0	5.7	17.5
Segment operating income	47.1	32.6	45.7	44.8
Corporate	(9.2)	(21.0)	(17.0)	(29.2)
Operating income	37.9	11.6	28.7	15.6
Interest expense, net	13.5	32.8	29.2	51.9
Equity in earnings of joint ventures	(1.3)	(1.2)	(2.6)	(2.7)
Other expense, net	9.6	61.3	9.5	61.1
Income (loss) from continuing operations before income tax	$16.1	$(81.3)	$(7.4)	$(94.7)

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions of dollars)	2013	2012	2013	2012
Net sales	$36.5	$34.9	$72.7	$75.3
Gross profit	21.3	19.7	42.7	42.4
Operating income	3.9	3.5	7.7	8.0
Net income	2.6	2.4	5.1	5.3

(in millions of dollars)	June 30, 2013	December 31, 2012
Current assets	$63.7	$80.7
Non-current assets	34.8	36.9
Current liabilities	29.4	34.2
Non-current liabilities	10.1	12.8

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

17. Commitments and Contingencies

Pending Litigation - Brazil Tax Assessment

In connection with our May 1, 2012 acquisition of Mead C&OP, we assumed all of the tax liabilities for the acquired foreign operations. In December of 2012, the Federal Revenue Department of the Ministry of Finance of Brazil ("FRD") issued a tax assessment against our newly acquired indirect subsidiary, Tilibra Produtos de Papelaria Ltda. ("Tilibra"), which challenged the deductibility of goodwill recorded in connection with the 2004 acquisition of Tilibra. The Company recorded in the fourth quarter of 2012, a reserve in the amount of $44.5 million (based on December 2012 exchange rates) in consideration of this matter. In addition, the Company will continue to accrue interest related to this matter until such time as the outcome is known or until evidence is presented that we are more likely than not to prevail. During the three and six months ended June 30, 2013 we accrued additional interest of $0.4 million and $0.7 million, respectively.

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

18. Discontinued Operations

Included in discontinued operations are residual costs of our commercial print finishing business, which was sold during the year 2009. In association with ongoing legal disputes related to this business, the Company recorded expenses of $0.2 million and $0.2 million for the six months ended June 30, 2013 and 2012, respectively.

The operating results and financial position of discontinued operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2013	2012	2013	2012
Operating Results:
Loss from operations before income taxes	(0.1)	(0.1)	(0.2)	(0.2)
Income tax benefit	(0.1)	(0.1)	(0.1)	(0.1)
Loss from discontinued operations	$—	$—	$(0.1)	$(0.1)
Per share:
Basic loss from discontinued operations	$—	$—	$—	$—
Diluted loss from discontinued operations	$—	$—	$—	$—

Litigation-related accruals of $1.2 million and $2.4 million for discontinued operations are included in the line "Other current liabilities" as of June 30, 2013 and December 31, 2012, respectively.

19. Condensed Consolidating Financial Information

Certain of the Company’s 100% owned domestic subsidiaries are required to jointly and severally, fully and unconditionally guarantee the 6.75% Senior Unsecured Notes that are due in the year 2020. Rather than filing separate financial statements for each guarantor subsidiary with the Securities and Exchange Commission, the Company has elected to present the following condensed consolidating financial statements, which detail the results of operations for the three and six months ended June 30, 2013 and 2012, cash flows for the six months ended June 30, 2013, and 2012, and financial position as of June 30, 2013 and December 31, 2012 of the Company and its guarantor and non-guarantor subsidiaries (in each case carrying investments under the equity method), and the eliminations necessary to arrive at the reported amounts included in the condensed consolidated financial statements of the Company.

Condensed Consolidating Balance Sheets (Unaudited)

	June 30, 2013
(in millions of dollars)	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$3.3	$(2.3)	$94.3	$—	$95.3
Accounts receivable, net	—	202.1	184.6	—	386.7
Inventories	—	178.1	145.2	—	323.3
Receivables from affiliates	40.3	6.1	65.0	(111.4)	—
Deferred income taxes	18.8	—	6.2	—	25.0
Other current assets	0.7	18.4	26.4	—	45.5
Total current assets	63.1	402.4	521.7	(111.4)	875.8
Property, plant and equipment, net	4.3	138.3	125.5	—	268.1
Deferred income taxes	1.8	—	39.9	—	41.7
Goodwill	—	398.4	179.4	—	577.8
Identifiable intangibles, net	57.7	424.1	143.1	—	624.9
Other assets	22.8	5.5	45.4	—	73.7
Investment in, long term receivable from affiliates	1,846.3	848.8	508.8	(3,203.9)	—
Total assets	$1,996.0	$2,217.5	$1,563.8	$(3,315.3)	$2,462.0
Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable to banks	$57.3	$—	$1.3	$—	$58.6
Current portion of long-term debt	29.8	0.1	—	—	29.9
Accounts payable	—	118.3	78.1	—	196.4
Accrued compensation	4.4	13.0	14.4	—	31.8
Accrued customer programs liabilities	—	47.5	44.0	—	91.5
Accrued interest	7.0	—	—	—	7.0
Other current liabilities	2.9	40.3	41.5	—	84.7
Payables to affiliates	11.1	205.9	265.0	(482.0)	—
Total current liabilities	112.5	425.1	444.3	(482.0)	499.9
Long-term debt	1,001.3	0.1	—	—	1,001.4
Long-term notes payable to affiliates	178.2	151.9	38.0	(368.1)	—
Deferred income taxes	90.3	—	65.7	—	156.0
Pension and post-retirement benefit obligations	1.8	54.8	50.2	—	106.8
Other non-current liabilities	0.9	22.1	63.9	—	86.9
Total liabilities	1,385.0	654.0	662.1	(850.1)	1,851.0
Stockholders’ equity:
Common stock	1.1	448.0	284.1	(732.1)	1.1
Treasury stock	(3.4)	—	—	—	(3.4)
Paid-in capital	2,025.9	1,551.4	743.0	(2,294.4)	2,025.9
Accumulated other comprehensive loss	(191.3)	(66.1)	(87.6)	153.7	(191.3)
Accumulated deficit	(1,221.3)	(369.8)	(37.8)	407.6	(1,221.3)
Total stockholders’ equity	611.0	1,563.5	901.7	(2,465.2)	611.0
Total liabilities and stockholders’ equity	$1,996.0	$2,217.5	$1,563.8	$(3,315.3)	$2,462.0

 Condensed Consolidating Balance Sheets

	December 31, 2012
(in millions of dollars)	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$12.1	$(3.0)	$40.9	$—	$50.0
Accounts receivable, net	—	193.9	304.8	—	498.7
Inventories	—	133.7	131.8	—	265.5
Receivables from affiliates	7.9	148.5	88.4	(244.8)	—
Deferred income taxes	18.1	—	13.0	—	31.1
Other current assets	1.0	13.0	15.0	—	29.0
Total current assets	39.1	486.1	593.9	(244.8)	874.3
Property, plant and equipment, net	0.3	140.7	132.6	—	273.6
Deferred income taxes	—	—	36.4	—	36.4
Goodwill	—	400.6	188.8	—	589.4
Identifiable intangibles, net	57.7	434.3	154.6	—	646.6
Other assets	16.3	16.6	54.5	—	87.4
Investment in, long term receivable from affiliates	1,248.0	869.0	441.0	(2,558.0)	—
Total assets	$1,361.4	$2,347.3	$1,601.8	$(2,802.8)	$2,507.7
Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable to banks	$—	$—	$1.2	$—	$1.2
Current portion of long-term debt	—	0.1	—	—	0.1
Accounts payable	—	76.5	75.9	—	152.4
Accrued compensation	4.7	16.8	16.5	—	38.0
Accrued customer programs liabilities	—	63.8	55.2	—	119.0
Accrued interest	0.2	6.1	—	—	6.3
Other current liabilities	12.3	44.9	55.2	—	112.4
Payables to affiliates	28.5	191.8	245.0	(465.3)	—
Total current liabilities	45.7	400.0	449.0	(465.3)	429.4
Long-term debt	401.6	647.4	21.8	—	1,070.8
Long-term notes payable to affiliates	178.2	26.7	373.0	(577.9)	—
Deferred income taxes	93.8	—	71.2	—	165.0
Pension and post-retirement benefit obligations	1.8	60.9	57.1	—	119.8
Other non-current liabilities	1.1	13.9	68.5	—	83.5
Total liabilities	722.2	1,148.9	1,040.6	(1,043.2)	1,868.5
Stockholders’ equity:
Common stock	1.1	448.0	315.5	(763.5)	1.1
Treasury stock	(2.5)	—	—	—	(2.5)
Paid-in capital	2,018.5	1,192.0	347.6	(1,539.6)	2,018.5
Accumulated other comprehensive loss	(156.1)	(68.9)	(52.2)	121.1	(156.1)
Accumulated deficit	(1,221.8)	(372.7)	(49.7)	422.4	(1,221.8)
Total stockholders’ equity	639.2	1,198.4	561.2	(1,759.6)	639.2
Total liabilities and stockholders’ equity	$1,361.4	$2,347.3	$1,601.8	$(2,802.8)	$2,507.7

Condensed Consolidating Statement of Comprehensive Income (Unaudited)

	Six Months Ended June 30, 2013
(in millions of dollars)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Unaffiliated sales	$—	$429.4	$362.8	$—	$792.2
Affiliated sales	—	8.3	2.2	(10.5)	—
Net sales	—	437.7	365.0	(10.5)	792.2
Cost of products sold	—	309.8	259.1	(10.5)	558.4
Gross profit	—	127.9	105.9	—	233.8
Advertising, selling, general and administrative expenses	20.3	94.7	61.7	—	176.7
Amortization of intangibles	—	10.3	2.5	—	12.8
Restructuring charges	—	5.3	10.3	—	15.6
Operating income (loss)	(20.3)	17.6	31.4	—	28.7
Expense (income) from affiliates	(0.6)	(12.4)	13.0	—	—
Interest expense (income), net	30.9	—	(1.7)	—	29.2
Equity in earnings of joint ventures	—	—	(2.6)	—	(2.6)
Other expense, net	7.4	1.8	0.3	—	9.5
Income (loss) from continuing operations before income taxes and earnings of wholly owned subsidiaries	(58.0)	28.2	22.4	—	(7.4)
Income tax expense (benefit)	(9.4)	—	1.4	—	(8.0)
Income (loss) from continuing operations	(48.6)	28.2	21.0	—	0.6
Loss from discontinued operations, net of income taxes	—	(0.1)	—	—	(0.1)
Income (loss) before earnings of wholly owned subsidiaries	(48.6)	28.1	21.0	—	0.5
Earnings of wholly owned subsidiaries	49.1	20.8	—	(69.9)	—
Net income	$0.5	$48.9	$21.0	$(69.9)	$0.5
Comprehensive income (loss)	$(34.7)	$51.7	$(14.4)	$(37.3)	$(34.7)

Condensed Consolidating Statement of Comprehensive Income (Unaudited)

	Six Months Ended June 30, 2012
(in millions of dollars)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Unaffiliated sales	$—	$391.1	$336.5	$—	$727.6
Affiliated sales	—	9.4	2.4	(11.8)	—
Net sales	—	400.5	338.9	(11.8)	727.6
Cost of products sold	—	297.0	238.3	(11.8)	523.5
Gross profit	—	103.5	100.6	—	204.1
Advertising, selling, general and administrative expenses	28.4	72.4	60.3	—	161.1
Amortization of intangibles	—	4.8	1.8	—	6.6
Restructuring charges	—	17.2	3.6	—	20.8
Operating income (loss)	(28.4)	9.1	34.9	—	15.6
Expense (income) from affiliates	(0.3)	(11.8)	12.1	—	—
Interest expense (income), net	41.9	10.3	(0.3)	—	51.9
Equity in earnings of joint ventures	—	—	(2.7)	—	(2.7)
Other expense (income), net	60.4	2.5	(1.8)	—	61.1
Income (loss) from continuing operations before income taxes and earnings of wholly owned subsidiaries	(130.4)	8.1	27.6	—	(94.7)
Income tax expense (benefit)	(159.9)	0.3	(12.0)	—	(171.6)
Income from continuing operations	29.5	7.8	39.6	—	76.9
Income (loss) from discontinued operations, net of income taxes	0.1	(0.2)	—	—	(0.1)
Income before earnings of wholly owned subsidiaries	29.6	7.6	39.6	—	76.8
Earnings of wholly owned subsidiaries	47.2	34.8	—	(82.0)	—
Net income	$76.8	$42.4	$39.6	$(82.0)	$76.8
Comprehensive income (loss)	$44.9	$44.4	$4.8	$(49.2)	$44.9

Condensed Consolidating Statement of Comprehensive Income (Unaudited)

	Three Months Ended June 30, 2013
(in millions of dollars)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Unaffiliated sales	$—	$255.5	$184.7	$—	$440.2
Affiliated sales	—	3.8	1.3	(5.1)	—
Net sales	—	259.3	186.0	(5.1)	440.2
Cost of products sold	—	175.9	132.3	(5.1)	303.1
Gross profit	—	83.4	53.7	—	137.1
Advertising, selling, general and administrative expenses	11.4	47.4	28.3	—	87.1
Amortization of intangibles	—	5.0	1.2	—	6.2
Restructuring charges	—	1.4	4.5	—	5.9
Operating income (loss)	(11.4)	29.6	19.7	—	37.9
Expense (income) from affiliates	(0.3)	(4.3)	4.6	—	—
Interest expense (income), net	14.9	—	(1.4)	—	13.5
Equity in earnings of joint ventures	—	—	(1.3)	—	(1.3)
Other expense, net	8.8	0.4	0.4	—	9.6
Income (loss) from continuing operations before income taxes and earnings of wholly owned subsidiaries	(34.8)	33.5	17.4	—	16.1
Income tax expense	0.5	—	6.1	—	6.6
Income (loss) from continuing operations	(35.3)	33.5	11.3	—	9.5
Loss from discontinued operations, net of income taxes	—	—	—	—	—
Income (loss) before earnings of wholly owned subsidiaries	(35.3)	33.5	11.3	—	9.5
Earnings of wholly owned subsidiaries	44.8	9.7	—	(54.5)	—
Net income	$9.5	$43.2	$11.3	$(54.5)	$9.5
Comprehensive income (loss)	$(27.2)	$44.6	$(23.8)	$(20.8)	$(27.2)

Condensed Consolidating Statement of Comprehensive Income (Unaudited)

	Three Months Ended June 30, 2012
(in millions of dollars)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Unaffiliated sales	$—	$255.2	$183.5	$—	$438.7
Affiliated sales	—	5.1	1.2	(6.3)	—
Net sales	—	260.3	184.7	(6.3)	438.7
Cost of products sold	—	189.4	131.3	(6.3)	314.4
Gross profit	—	70.9	53.4	—	124.3
Advertising, selling, general and administrative expenses	19.5	41.2	32.2	—	92.9
Amortization of intangibles	—	4.0	1.1	—	5.1
Restructuring charges	—	13.6	1.1	—	14.7
Operating income (loss)	(19.5)	12.1	19.0	—	11.6
Expense (income) from affiliates	(0.1)	(6.6)	6.7	—	—
Interest expense (income), net	25.1	8.0	(0.3)	—	32.8
Equity in earnings of joint ventures	—	—	(1.2)	—	(1.2)
Other expense (income), net	60.4	1.0	(0.1)	—	61.3
Income (loss) from continuing operations before income taxes and earnings of wholly owned subsidiaries	(104.9)	9.7	13.9	—	(81.3)
Income tax (benefit) expense	(160.4)	0.3	(15.4)	—	(175.5)
Income from continuing operations	55.5	9.4	29.3	—	94.2
Income (loss) from discontinued operations, net of income taxes	0.1	(0.1)	—	—	—
Income before earnings of wholly owned subsidiaries	55.6	9.3	29.3	—	94.2
Earnings of wholly owned subsidiaries	38.6	26.5	—	(65.1)	—
Net income	$94.2	$35.8	$29.3	$(65.1)	$94.2
Comprehensive income (loss)	$52.6	$36.2	$(13.5)	$(22.7)	$52.6

Condensed Consolidating Statement of Cash Flows (Unaudited)

	Six Months Ended June 30, 2013
(in millions of dollars)	Parent	Guarantors	Non-Guarantors	Consolidated
Net cash used by operating activities	$(46.7)	$18.4	$85.5	$57.2
Investing activities:
Additions to property, plant and equipment	—	(18.0)	(8.6)	(26.6)
Payments for (proceeds from) interest in affiliates	—	38.5	(38.5)	—
Payments related to the sale of discontinued operations	—	(1.4)	—	(1.4)
Proceeds from the disposition of assets	—	0.1	3.8	3.9
Net cash provided (used) by investing activities.	—	19.2	(43.3)	(24.1)
Financing activities:
Intercompany financing	(42.6)	(1.2)	43.8	—
Net dividends	44.9	(35.7)	(9.2)	—
Proceeds from long-term borrowings	530.0	—	—	530.0
Repayments of long-term debt	(547.7)	—	(21.4)	(569.1)
Borrowings of short-term debt, net	58.1	—	—	58.1
Payments for debt issuance costs	(3.9)	—	—	(3.9)
Other	(0.9)	—	—	(0.9)
Net cash provided (used) by financing activities.	37.9	(36.9)	13.2	14.2
Effect of foreign exchange rate changes on cash	—	—	(2.0)	(2.0)
Net increase (decrease) in cash and cash equivalents	(8.8)	0.7	53.4	45.3
Cash and cash equivalents:
Beginning of the period	12.1	(3.0)	40.9	50.0
End of the period	$3.3	$(2.3)	$94.3	$95.3

	Six Months Ended June 30, 2012
(in millions of dollars)	Parent	Guarantors	Non-Guarantors	Consolidated
Net cash used by operating activities	$(130.1)	$(32.0)	$(4.2)	$(166.3)
Investing activities:
Additions to property, plant and equipment	—	(7.6)	(2.7)	(10.3)
Proceeds from the sale of discontinued operations	—	2.2	—	2.2
Proceeds from the disposition of assets	—	—	2.2	2.2
Cost of acquisition, net of cash acquired	(433.4)	—	32.0	(401.4)
Net cash used by investing activities.	(433.4)	(5.4)	31.5	(407.3)
Financing activities:
Intercompany financing	644.6	(656.1)	11.5	—
Net dividends	49.3	20.4	(69.7)	—
Proceeds from long-term borrowings	545.0	690.0	35.0	1,270.0
Repayments of long-term debt	(676.2)	(4.7)	(0.9)	(681.8)
Borrowings of short-term debt, net	—	—	0.6	0.6
Payments for debt issuance costs	(20.8)	(16.0)	(0.9)	(37.7)
Other	(0.3)	—	—	(0.3)
Net cash provided (used) by financing activities.	541.6	33.6	(24.4)	550.8
Effect of foreign exchange rate changes on cash	—	—	(3.9)	(3.9)
Net decrease in cash and cash equivalents	(21.9)	(3.8)	(1.0)	(26.7)
Cash and cash equivalents:
Beginning of the period	62.0	(1.2)	60.4	121.2
End of the period	$40.1	$(5.0)	$59.4	$94.5

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview of Company Performance

ACCO Brands’ operating results are dependent upon a number of factors affecting sales, including pricing and competition. Key drivers of demand in the office and school products industries include trends in white collar employment levels, education enrollment levels, gross domestic product (GDP) and growth in the number of small businesses and home offices, as well as declining consumer usage trends for certain of our product categories. Pricing and demand levels for office products have also resulted in substantial consolidation within the global resellers of office products. This consolidation has led to multiple years of industry pricing pressure and a more efficient level of asset utilization by customers, resulting in lower sales pricing and volume for suppliers of office products. As an example, in February 2013, two of our largest customers, Office Depot and OfficeMax, announced that they have entered into a merger agreement which was approved by their respective shareholders in July 2013. Management currently expects that the effects on our business of the proposed merger, if consummated, would be realized primarily in our U.S. retail sales channel. In the short term, customer buying patterns are influenced by a number of factors, including: customer sales to end users, volume discounts, anticipation of price increases and by changes in our customers' holding levels of our inventory.

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

The cost of certain commodities used to make products on occasion may increase significantly, negatively impacting cost of goods. As commodity costs rise, we implement price increases in an effort to offset increases in commodity costs. We continue to monitor commodity costs and work with suppliers and customers to negotiate balanced and fair pricing that best reflects the current economic environment. Results for our second quarter include a small favorable price benefit that recovers previously experienced adverse commodity cost changes.

During the first half of 2013, we committed to new cost savings plans intended to improve the efficiency and effectiveness of our businesses. These plans relate to cost-reduction initiatives within the Company's North American and International segments, and are primarily associated with post-merger integration activities of the North American operations following the acquisition of Mead C&OP and changes in the European business model and manufacturing footprint. The most significant of these plans was finalized during the second quarter of 2013, and relates to the closure of our Brampton, Canada distribution and manufacturing facility and relocation of its activities to other facilities within the Company. The Company has recorded $15.6 million of restructuring charges for the six months ended June 30, 2013. The Company expects approximately $25 million of restructuring charges and $4 million of IT-related integration charges for the full year in 2013. The cash outflow from restructuring is expected to approximate $30 million in 2013.

We fund our liquidity needs for capital investment, working capital and other financial commitments through cash flow from continuing operations and our $250.0 million Revolving Facility. Based on our borrowing base, as of June 30, 2013, $181.8 million remained available for borrowing under this facility.

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

Company Refinancing

Effective May 13, 2013 (the “Effective Date”), the Company entered into an Amended and Restated Credit Agreement, (the “Restated Credit Agreement”), among the Company, certain subsidiaries of the Company, Bank of America, N.A., as administrative agent, and the other agents and lenders party thereto. The Restated Credit Agreement amends and restates the Company's existing credit agreement, dated as of March 26, 2012, as amended (the “2012 Credit Agreement”), that had been entered into in connection with the Company's acquisition of Mead C&OP. In addition, immediately prior to the effectiveness of the Restated Credit

Agreement, the Company entered into a Second Amendment, dated as of May 13, 2013 (the “Second Amendment ”), to the 2012 Credit Agreement in order to facilitate the entry into and obtain certain lender consents for the Restated Credit Agreement.

The Restated Credit Agreement provides for a $780 million, five-year senior secured credit facility, which consists of a $250.0 million multi-currency revolving credit facility, due May 2018 (the “Revolving Facility”) and a $530.0 million new U.S.-dollar denominated Senior Secured Term Loan A, due May 2018 (the “Restated Term Loan A"). Specifically, in connection with the Restated Credit Agreement, the Company:

•
replaced the Company's then-existing U.S.-dollar denominated Senior Secured Term Loan A, due May 2017, under the 2012 Credit Agreement, which had an aggregate principal amount of $220.8 million outstanding immediately prior to the Effective Date, with the Restated Term Loan A, due May 2018, in an aggregate original principal amount of $530.0 million;

•
prepaid in full the Company's then-existing U.S.-dollar denominated Senior Secured Term Loan B, due May 2019, under the 2012 Credit Agreement, which had an aggregate principal amount of $310.2 million outstanding immediately prior to the Effective Date, using a portion of the proceeds from the Restated Term A Loan; and

•	replaced the $250.0 million revolving credit facility under the 2012 Credit Agreement with the Revolving Facility, under which $47.3 million was outstanding immediately following the Effective Date.

Prior to the Effective Date, the Company's Canadian-dollar denominated Senior Secured Term Loan A, due May 2017, that had been drawn under the 2012 Credit Agreement had been fully repaid.

Included in Other expense, net is a $9.4 million charge for the write-off of debt origination costs associated with the refinancing. Additionally, the Company incurred approximately $4.4 million in bank, legal and other fees associated with the Restated Credit Agreement. Of these fees, $4.2 million were capitalized and will be amortized over the life of the Restated Term Loan A and the Revolving Facility.

For further information on the Company's refinancing see Note 4, Long-term Debt and Short-term Borrowings, to our condensed consolidated financial statements contained in Item 1 of this report.

Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three and six months ended June 30, 2013 and 2012, should be read in conjunction with the unaudited condensed consolidated financial statements of ACCO Brands Corporation and the accompanying notes contained herein. Unless otherwise noted, the following discussion pertains only to our continuing operations.

Three months ended June 30, 2013 versus three months ended June 30, 2012

The following table presents the Company’s results for the three months ended June 30, 2013 and 2012, respectively.

	Three Months Ended June 30,		Amount of Change
(in millions of dollars)	2013	2012	$	%
Net sales	$440.2	$438.7	$1.5	0.3%
Cost of products sold	303.1	314.4	(11.3)	(4)%
Gross profit	137.1	124.3	12.8	10%
Gross profit margin	31.1%	28.3%		2.8	pts
Advertising, selling, general and administrative expenses	87.1	92.9	(5.8)	(6)%
Amortization of intangibles	6.2	5.1	1.1	22%
Restructuring charges	5.9	14.7	(8.8)	(60)%
Operating income	37.9	11.6	26.3	227%
Operating income margin	8.6%	2.6%		6.0	pts
Interest expense, net	13.5	32.8	(19.3)	(59)%
Equity in earnings of joint ventures	(1.3)	(1.2)	(0.1)	8%
Other expense, net	9.6	61.3	(51.7)	84%
Income tax expense (benefit)	6.6	(175.5)	182.1	104%
Effective tax rate	41.0%	NM		NM
Net income	9.5	94.2	(84.7)	(90)%

Net Sales

Net sales increased by $1.5 million, or 0.3%, to $440.2 million compared to $438.7 million in the prior-year period. The acquisition of Mead C&OP on May 1, 2012 contributed sales of $26.1 million due to the inclusion of Mead C&OP's results for all months in the current year versus only two months in the prior year. The underlying decline of $24.6 million includes unfavorable currency translation of $1.5 million, or 0.3%. The sales decline is principally in the North America segment due to the exit of unprofitable business, as well as, lower volume primarily due to soft consumer demand. The Computer Products segment also declined due to the absence of new mobile device launches from manufacturers which drive demand for mobile accessories, increased competition in the tablet and smart phone accessory space, and continued declines in PC shipments.

Cost of Products Sold

Cost of products sold includes all manufacturing, product sourcing and distribution costs, including depreciation related to assets used in the manufacturing, procurement and distribution process; allocation of certain information technology costs supporting those processes; inbound and outbound freight, shipping and handling costs; purchasing costs associated with materials and packaging used in the production processes. Cost of products sold decreased $11.3 million, or 4%, to $303.1 million compared to $314.4 million in the prior-year period. The decrease primarily resulted from the absence of $10.8 million in amortization of the step-up in inventory value related to the Merger and a $1.1 million impact of favorable currency translation. The inclusion of Mead C&OP's results for an additional month in the current year period was largely offset by lower sales.

Gross Profit

Management believes that gross profit and gross profit margin provide enhanced shareholder understanding of underlying operating profit drivers. Gross profit increased $12.8 million, or 10%, to $137.1 million compared to $124.3 million in the prior-year period. The increase was due to the absence of $10.8 million in amortization of the step-up in inventory value related to the Merger, the acquisition of Mead C&OP and synergies and productivity savings. These benefits were partially offset by lower sales.

Gross profit margin increased to 31.1% from 28.3%. The inclusion of an additional month of Mead C&OP results, which historically has had higher relative margins together with synergies and productivity savings in North America contributed to the improvements in margin. These factors were partially offset by reduced gross margin in Computer Products due to lower sales of high-margin products and a reduction in royalty income.

Advertising, Selling, General and Administrative Expenses

Advertising, selling, general and administrative expenses (SG&A) include advertising, marketing, selling (including commissions), research and development, customer service, depreciation related to assets outside the manufacturing and distribution processes and all other general and administrative expenses outside the manufacturing and distribution functions (e.g., finance, human resources, information technology, etc.). SG&A decreased $5.8 million, or 6%, to $87.1 million, compared to $92.9 million in the prior-year period. The decrease was driven by an $11.9 million reduction in transaction and integration charges associated with the acquisition of Mead C&OP, which were $1.9 million in the current year and $13.8 million in the prior-year period. Also contributing to the decrease were synergies and productivity savings, a $2.6 million gain on the sale of a facility, as well as favorable currency translation of $0.7 million. These improvements were partially offset by the inclusion of an additional month of Mead C&OP expenses in the current quarter and $2.7 million in higher stock compensation.

As a percentage of sales, SG&A decreased to 19.8% compared to 21.2% in the prior-year period, primarily due to the lack of transaction-related costs in the current year.

Restructuring Charges

Restructuring charges declined to $5.9 million in the current-year period, from $14.7 million in the prior-year period. Employee termination and severance charges included in restructuring charges in the current year primarily relate to the Company's North American operations and are primarily associated with post-merger integration activities of the North American operations following the acquisition of Mead C&OP. The charges in the prior-year period also primarily related to the consolidation and integration of Mead C&OP business, the most significant of these plans related to our dated goods business.

Operating Income

Operating income was $37.9 million in the current-year period compared to $11.6 million in the prior-year period. The underlying increase was primarily due to the lack of transaction-related costs in the current year and reduced restructuring expense.

Interest Expense and Other Expense, Net

Interest expense decreased to $13.5 million compared to $32.8 million in the prior-year period primarily due to the absence of $15.8 million of costs for committed financing in the prior year period related to the Mead C&OP acquisition. Also contributing to the decrease were substantially lower effective interest rates due to the debt refinancing in the current-year period.

Other expense, net, was $9.6 million compared to $61.3 million in the prior-year period. The improvement was due to the second quarter of 2012 including significant one-time merger-related refinancing costs of $61.4 million related to the repurchase or discharge all of our outstanding Senior Secured Notes. The current year quarter includes $9.4 million for the write-off of debt origination costs related to the second quarter 2013 refinancing. For a further discussion of the Company’s refinancing completed in the second quarter of 2013 see Note 4, Long-term Debt and Short-term Borrowings, to our consolidated financial statements contained in Item 1 of this report.

Income Taxes

For the three months ended June 30, 2013, we recorded an income tax expense from continuing operations of $6.6 million on income of $16.1 million. For the prior-year period, we reported an income tax benefit from continuing operations of $175.5 million on a loss before taxes of $81.3 million. The tax benefit for 2012 was primarily due to the release of certain valuation allowances totaling $130.4 million and reflects certain non-deductible items that impact the effective rate compared to the statutory rate.

Net Income

Net income was $9.5 million, or $0.08 per diluted share, compared to income of $94.2 million, or $0.98 per diluted share, in the prior-year quarter.

Segment Discussion

	Three Months Ended June 30, 2013			Amount of Change
	Net Sales	Segment Operating Income (A)	Operating Income Margin	Net Sales	Net Sales	Segment Operating Income	Segment Operating Income	Margin Points

(in millions of dollars)				$	%	$	%
ACCO Brands North America	$286.9	$33.7	11.7%	$7.1	3%	$20.1	148%	680
ACCO Brands International	116.1	10.5	9.0%	2.2	2%	1.5	17%	110
Computer Products Group	37.2	2.9	7.8%	(7.8)	(17)%	(7.1)	(71)%	(1,440)
Total segment sales	$440.2	$47.1		$1.5		$14.5

	Three Months Ended June 30, 2012
	Net Sales	Segment Operating Income (A)	Operating Income Margin

(in millions of dollars)
ACCO Brands North America	$279.8	$13.6	4.9%
ACCO Brands International	113.9	9.0	7.9%
Computer Products Group	45.0	10.0	22.2%
Total segment operating income	$438.7	$32.6
(A)     Segment operating income excludes corporate costs; Interest expense, net; Equity in earnings of joint ventures and Other expense, net. See Note 15, Information on Business Segments, to our condensed consolidated financial statements contained in Item 1 of this report for a reconciliation of total Segment operating income to Income (loss) from continuing operations before income tax.

ACCO Brands North America

ACCO Brands North America net sales increased $7.1 million, or 3%, to $286.9 million compared to $279.8 million in the prior-year period. The acquisition of Mead C&OP contributed sales of $21.0 million. The underlying decline of $13.9 million includes unfavorable currency translation of $0.3 million. Of this decline $7.1 million was related to the exit of unprofitable business. The remainder of the decline was in the U.S and was primarily due to soft consumer demand, as well as, market share loss.

ACCO Brands North America operating income increased $20.1 million, or 148%, to $33.7 million compared to $13.6 million in the prior-year period, and operating income margin increased to 11.7% from 4.9% in the prior-year period. The increase was due to the absence of $9.7 million of amortization of step-up in value of finished goods inventory included in the prior year, lower restructuring charges and synergies and productivity savings in the current year.

ACCO Brands International

ACCO Brands International net sales increased $2.2 million, or 2%, to $116.1 million compared to $113.9 million in the prior-year period. The acquisition of Mead C&OP contributed sales of $5.1 million. The underlying decline of $2.9 million includes unfavorable currency translation of $1.2 million. Sales declined primarily in the Australian and Asia-Pacific regions due to adverse market conditions driving weak consumer demand partially offset by higher pricing across the segment. In our European region, the second quarter results show a marked change in sales, which were flat compared to the double-digit declines experienced during the preceding quarters.

ACCO Brands International operating income increased $1.5 million, or 17%, to $10.5 million compared to $9.0 million in the prior-year period, and operating income margin increased to 9.0% from 7.9% in the prior-year period. The increase is primarily driven by Europe due to a $2.6 million gain on sale of a facility, productivity savings and lower pension costs, and the absence of $1.1 million in amortization of the step-up in inventory value included in the prior year, partially offset by lower sales in the Australia and Asia-Pacific regions, the inclusion of Mead C&OP losses for April in the current quarter and $0.9 million of inefficiencies incurred due to the impending shut-down of a manufacturing facility.

Computer Products Group

Computer Products net sales decreased $7.8 million, or 17%, to $37.2 million compared to $45.0 million in the prior-year period. Volume decreased 14% driven by the absence of new mobile device launches from manufacturers which drive demand for mobile accessories, increased competition in the tablet and smart phone accessory space, and continued declines in PC shipments which impacted sales demand for security products and PC accessories. Pricing, including the loss of $1.2 million in royalty income, unfavorably impacted sales by 3%.

Operating income decreased $7.1 million, or 71%, to $2.9 million in the prior-year period, and operating income margin decreased to 7.8% from 22.2% in the prior-year period. The decline in operating income and margin was primarily due to lower sales (including royalties), $0.9 million higher inventory obsolescence expenses as well as restructuring charges of $0.7 million.

Six months ended June 30, 2013 versus six months ended June 30, 2012

The following table presents the Company’s results for the six months ended June 30, 2013 and 2012, respectively.

	Six Months Ended June 30,		Amount of Change
(in millions of dollars)	2013	2012	$	%
Net sales	$792.2	$727.6	$64.6	9%
Cost of products sold	558.4	523.5	34.9	7%
Gross profit	233.8	204.1	29.7	15%
Gross profit margin	29.5%	28.1%		1.4	pts
Advertising, selling, general and administrative expenses	176.7	161.1	15.6	10%
Amortization of intangibles	12.8	6.6	6.2	94%
Restructuring charges	15.6	20.8	(5.2)	(25)%
Operating income	28.7	15.6	13.1	84%
Operating income margin	3.6%	2.1%		1.5	pts
Interest expense, net	29.2	51.9	(22.7)	(44)%
Equity in earnings of joint ventures	(2.6)	(2.7)	0.1	(4)%
Other expense, net	9.5	61.1	(51.6)	—
Income tax benefit	(8.0)	(171.6)	163.6	95%
Effective tax rate	NM	NM		NM
Income from continuing operations	0.6	76.9	(76.3)	(99)%
Loss from discontinued operations, net of income taxes	(0.1)	(0.1)	—	-
Net income	0.5	76.8	(76.3)	(99)%

Net Sales

Net sales increased by $64.6 million, or 9%, to $792.2 million compared to $727.6 million in the prior-year period. The acquisition of Mead C&OP contributed sales of $126.2 million with six months included in the current year and only two in the prior year. The underlying decline of $61.6 million, includes an unfavorable currency translation of $3.2 million, or 0.4%. The sales decline in the North America and International segments resulted from soft demand and from the exit of unprofitable business. The Computer Products segment decline was due to the absence of new mobile device launches from manufacturers which drive demand for mobile accessories, increased competition in the tablet and smart phone accessory space.

Cost of Products Sold

Cost of products sold includes all manufacturing, product sourcing and distribution costs, including depreciation related to assets used in the manufacturing, procurement and distribution process, allocation of certain information technology costs supporting those processes, inbound and outbound freight, shipping and handling costs, purchasing costs associated with materials and packaging used in the production processes. Cost of products sold increased $34.9 million, or 7%, to $558.4 million compared to $523.5 million in the prior-year period. The increase was primarily due to the acquisition of Mead C&OP and was partially offset by lower sales volume, the absence of $10.8 million in amortization of the step-up in inventory value related to the Merger, synergies and productivity savings and a $2.1 million impact of favorable currency translation.

Gross Profit

Management believes that gross profit and gross profit margin provide enhanced shareholder understanding of underlying profit drivers. Gross profit increased $29.7 million, or 15%, to $233.8 million compared to $204.1 million in the prior-year period. The increase was due to the acquisition of Mead C&OP and the absence of $10.8 million in amortization of the step-up in inventory value related to the Merger, synergies and productivity savings. These factors were partially offset by lower sales volume, $1.6 million of integration related inefficiencies from the closure of our Day-Timers manufacturing and distribution facility and a $1.1 million impact from unfavorable currency translation.

Gross profit margin increased to 29.5% from 28.1%. The inclusion of Mead C&OP, which has historically higher relative margins, was partially offset by adverse sales mix in Computer Products due to lower sales of high-margin security products and lower royalty income.

Advertising, selling, general and administrative expenses

Advertising, selling, general and administrative expenses (SG&A) include advertising, marketing, selling (including commissions), research and development, customer service, depreciation related to assets outside the manufacturing and distribution processes and all other general and administrative expenses outside the manufacturing and distribution functions (e.g., finance, human resources, information technology, etc.). SG&A increased $15.6 million, or 10%, to $176.7 million compared to $161.1 million in the prior-year period. The increase was primarily due to the acquisition of Mead C&OP, $3.3 million in higher stock compensation and $1.8 million related to the relocation of our corporate headquarters. The increase was partially offset by a $12.5 million reduction in transaction and integration charges associated with the acquisition of Mead C&OP, which were $3.1 million in the current year and $15.6 million in the prior-year period, synergies and productivity savings, a $2.6 million gain on the sale of a facility and favorable currency translation of $1.1 million.

As a percentage of sales, SG&A was flat compared to the prior-year period, 22.3% versus 22.1%.

Amortization of Intangibles

Amortization of intangibles amounted to $12.8 million, compared to $6.6 million in the prior-year period. The increase in was driven by incremental amortization related to the Merger.

Restructuring Charges

Restructuring charges amounted to $15.6 million, compared to $20.8 million in the prior-year period. Employee termination and severance charges included in restructuring charges in the current and prior year relate to the Company's North American and International operations and are primarily associated with post-merger integration activities of Mead C&OP and changes in the European business model and manufacturing footprint.

Operating Income

Operating income increased $13.1 million, or 84%, to $28.7 million compared to $15.6 million in the prior-year period. The increase was primarily due to the acquisition of Mead C&OP.

Interest Expense and Other Expense, Net

Interest expense decreased to $29.2 million compared to $51.9 million in the prior-year period primarily due to the absence of $17.0 million of costs for the committed financing in the prior-year period related to the Mead C&OP acquisition. Also contributing to the decrease was substantially lower effective interest rates due to the debt refinancing in the current-year quarter.

Other expense, net was $9.5 million compared to $61.1 million in the prior-year period. The improvement was due to the second quarter of 2012 including significant one-time merger-related refinancing costs of $61.4 million related to the repurchase or discharge all of our outstanding Senior Secured Notes in the prior year. The current year quarter includes $9.4 million for the write-off of debt origination costs related to the second quarter 2013 refinancing. For a further discussion of the Company’s refinancing completed in the second quarter of 2013 see Note 4, Long-term Debt and Short-term Borrowings, to our consolidated financial statements contained in Item 1 of this report.

Income Taxes

For the six months ended June 30, 2013, the Company recorded an income tax benefit from continuing operations of $8.0 million on a loss before taxes of $7.4 million. For the prior year period, we reported an income tax benefit from continuing operations of $171.6 million on a loss before taxes of $94.7 million, primarily due to the release of certain valuation allowances totaling $130.4 million.

Income from Continuing Operations

Income from continuing operations was $0.6 million, or $0.01 per diluted share, compared to income of $76.9 million, or $1.00 per diluted share in the prior-year period.

Net Income

Net income was $0.5 million, or $0.00 per diluted share, compared to net income of $76.8 million, or $1.00 per diluted share, in the prior-year period.

Segment Discussion

	Six Months Ended June 30, 2013			Amount of Change
	Net Sales	Segment Operating Income (A)	Operating Income Margin	Net Sales	Net Sales	Segment Operating Income	Segment Operating Income	Margin Points

(in millions of dollars)				$	%	$	%
ACCO Brands North America	$475.9	$25.5	5.4%	$59.4	14%	$15.4	152%	300
ACCO Brands International	242.3	14.5	6.0%	17.8	8%	(2.7)	(16)%	(170)
Computer Products	74.0	5.7	7.7%	(12.6)	(15)%	(11.8)	(67)%	(1,250)
Total segment sales	$792.2	$45.7		$64.6		$0.9

	Six Months Ended June 30, 2012
	Net Sales	Segment Operating Income (A)	Operating Income Margin

(in millions of dollars)
ACCO Brands North America	$416.5	$10.1	2.4%
ACCO Brands International	224.5	17.2	7.7%
Computer Products	86.6	17.5	20.2%
Total segment operating income	$727.6	$44.8
(A)     Segment operating income excludes corporate costs; Interest expense, net; Equity in earnings of joint ventures and Other expense, net. See Note 15, Information on Business Segments, to our condensed consolidated financial statements contained in Item 1 of this report for a reconciliation of total Segment operating income to Income (loss) from continuing operations before income tax.

ACCO Brands North America

ACCO Brands North America net sales increased $59.4 million, or 14%, to $475.9 million, compared to $416.5 million in the prior-year period. The acquisition of Mead C&OP contributed sales of $88.9 million. The underlying decline of $29.5 million includes an unfavorable currency translation of $0.5 million. Of this decline $12.9 million was related to the exit of unprofitable business. Also contributing to the decline was the soft consumer demand primarily in the U.S, as well as, market share loss and reduced customer inventory levels.

ACCO Brands North Americas operating income increased $15.4 million, or 152%, to $25.5 million compared to $10.1 million in the prior-year period, and operating income margin increased to 5.4% from 2.4% in the prior-year period. The improvement was due to $5.3 million of lower restructuring and integration charges in the current year and the absence $9.7 million of amortization of step-up in value of finished goods inventory. The current period also benefited from synergies and productivity savings, partially offset by $1.8 million of costs related to the relocation of our corporate headquarters and $1.6 million of integration related inefficiencies from the closure of our Day-Timers manufacturing and distribution facility.

ACCO Brands International

ACCO Brands International net sales increased $17.8 million, or 8%, to $242.3 million compared to $224.5 million in the prior-year period. The acquisition of Mead C&OP contributed sales of $37.3 million. The underlying decline of $19.5 million includes unfavorable currency translation of $2.7 million, or 1.2%. More than half of the underlying decline was in Europe, primarily in the first quarter due to adverse market conditions driving weak consumer demand and $3.6 million of unprofitable business that was exited in 2012. Additionally lower demand in all other markets, except Brazil, contributed to the decrease.

ACCO Brands International operating income decreased $2.7 million, or 16%, to $14.5 million, compared to $17.2 million in the prior-year period, and operating income margin decreased to 6.0% from 7.7% in the prior-year period. The decrease in operating income was the result of lower sales, a $1.3 million increase in restructuring charges and $0.9 million of inefficiencies incurred due to the impending shut-down of a manufacturing facility. The decline was partially offset by a $2.6 million gain on sale of a facility, productivity savings, including reduced pension expenses, and the absence of $1.1 million in amortization of the step-up in inventory value included in the prior year.

Computer Products Group

Computer Products net sales decreased $12.6 million, or 15% to $74.0 million compared to $86.6 million in the prior-year period. Volume decreased 11% driven by the absence of new mobile device launches from manufacturers which drive demand for mobile accessories, increased competition in the tablet and smart phone accessory space, and continued declines in PC shipments which impacted demand for security products and PC accessories. Lower net pricing due to promotions and the loss of $2.1 million in royalty income, unfavorably impacted sales by 3%.

Operating income decreased $11.8 million, or 67% to $5.7 million, compared to $17.5 million in the prior-year period, and operating margin decreased to 7.7% from 20.2% in the prior-year period. The decline in operating income and margin was primarily due to lower sales (including royalties), restructuring charges of $1.3 million and higher inventory obsolescence expenses.

Liquidity and Capital Resources

As of June 30, 2013, our primary liquidity needs are to service indebtedness, reduce our borrowing, fund capital expenditures and support working capital requirements. Our principal sources of liquidity are cash flows from operating activities, cash and cash equivalents held and seasonal borrowings under our Revolving Facility. We maintain adequate financing arrangements at market rates. Because of the seasonality of our business we typically carry greater cash balances in the first, second and third quarters of our fiscal year. Lower cash balances are typically carried during the fourth quarter due to the absorption of our cash in Brazil into working capital. Our Brazilian business is highly seasonal due to the combined impact of the back-to-school season coinciding with the calendar year-end in the fourth quarter. Due to various tax laws, it is costly to transfer short-term working capital in and out of Brazil. Our normal practice is therefore to hold seasonal cash requirements within Brazil, invested in Brazilian government securities. Our priority for all other cash flow use over the near term, after funding internal growth, is debt reduction, and investment in new products through both organic development and acquisitions.

As of June 30, 2013, $181.8 million remained available for borrowing under the Company's $250 million Revolving Facility.

Effective May 13, 2013 (the “Effective Date”), the Company entered into an Amended and Restated Credit Agreement (the “Restated Credit Agreement”) among the Company, certain subsidiaries of the Company, Bank of America, N.A., as administrative agent, and the other agents and lenders party thereto. The Restated Credit Agreement amends and restates the Company's existing credit agreement, dated as of March 26, 2012, as amended (the “2012 Credit Agreement”), that had been entered into in connection with the Company's acquisition of Mead C&OP. In addition, immediately prior to the effectiveness of the Restated Credit Agreement, the Company entered into a Second Amendment, dated as of May 13, 2013 (the “Second Amendment ”), to the 2012 Credit Agreement in order to facilitate the entry into and obtain certain lender consents for the Restated Credit Agreement.

The Restated Credit Agreement provides for a $780 million, five-year senior secured credit facility, which consists of a $250.0 million multi-currency revolving credit facility, due May 2018 (the “Revolving Facility”) and a $530.0 million new U.S.-dollar denominated Senior Secured Term Loan A, due May 2018 (the “Restated Term Loan A"). Specifically, in connection with the Restated Credit Agreement, the Company:

•
replaced the Company's existing U.S.-dollar denominated Senior Secured Term Loan A, due May 2017, under the 2012 Credit Agreement, which had an aggregate principal amount of $220.8 million outstanding immediately prior to the Effective Date, with the Restated Term Loan A, due May 2018, in an aggregate original principal amount of $530.0 million;

•
prepaid in full the Company's existing U.S.-dollar denominated Senior Secured Term Loan B, due May 2019, under the 2012 Credit Agreement, which had an aggregate principal amount of $310.2 million outstanding immediately prior to the Effective Date, using a portion of the proceeds from the Restated Term A Loan; and

•	replaced the $250.0 million revolving credit facility under the 2012 Credit Agreement with the Revolving Facility, under which $47.3 million was outstanding immediately following the Effective Date.

Prior to the Effective Date, the Company's Canadian-dollar denominated Senior Secured Term Loan A, due May 2017, that had been drawn under the 2012 Credit Agreement had been fully repaid.

Included in Other expense, net is a $9.4 million charge for the write-off of debt origination costs associated with the refinancing. Additionally, the Company incurred approximately $4.4 million in bank, legal and other fees associated with the Restated Credit Agreement. Of these fees, $4.2 million were capitalized and will be amortized over the life of the Restated Term Loan A and the Revolving Facility.

For further information on the Company's debt and Revolving Facility see Note 4, Long-term Debt and Short-term Borrowings, to our condensed consolidated financial statements contained in Item 1 of this report.

The current senior secured credit facilities have a weighted average interest rate of 2.59% as of June 30, 2013 and our senior unsecured notes have an interest rate of 6.75%.

Cash Flow for the six months ended June 30, 2013 versus six months ended June 30, 2012

Cash Flow from Operating Activities

For the six months ended June 30, 2013 cash provided by operating activities was $57.2 million compared to a use of $166.3 million in the prior-year period. Net income in 2013 was $0.5 million, compared to $76.8 million in 2012. The 2012 net income includes non-cash income from the release of income tax valuation allowances of $130.4 million. Other non-cash adjustments to net income on a pre-tax basis in 2013 were a net expense of $51.0 million, compared to a net expense of $55.2 million in 2012.

Cash provided by operating activities during the six months ended June 30, 2013 was $57.2 million. The net cash inflow is primarily from cash generated by net working capital (accounts receivable, inventories and accounts payable) of $77.3 million, of which $94.4 million is related to collections of customer accounts receivable. The significant cash collected is driven by the seasonality of our acquired Mead C&OP business which makes significant sales of school products during the second half of the year. The use of cash for inventory of $64.8 million is the result of inventory purchases in preparation for the back-to-school selling season, largely in our Mead C&OP business. In addition, cash interest payments in 2013 were $27.6 million, compared to $45.0 million in the prior-year period (prior to our refinancing and change in payment schedule). Other significant cash payments in 2013 include income tax payments of $21.6 million, which was higher than the $16.3 million paid in 2012 due to US tax payments on the combined U.S. taxable income.

During the prior year six months ended June 30, 2012 the use of cash by operating activities was $166.3 million. This result included net income and cash flows associated with the Mead C&OP Business since the May 1, 2012 Merger date, as well as cash payments of $13.8 million related to the transaction and $62.9 million related to debt extinguishment and refinancing. The net cash outflow also included a use from net working capital (accounts receivable, inventories and accounts payable) of $102.8 million, of this $78.7 million was related to increased accounts receivable driven by strong sales of back-to-school products during the later part of the quarter, the seasonality of which was largely driven by the acquired Mead C&OP business. The use of cash for inventory of $28.5 million reflected the usual seasonal build for the back-to-school season.

The table below shows our cash flow from accounts receivable, inventories and accounts payable for the six months ended June 30, 2013 and 2012, respectively:

	Six Months Ended
(in millions of dollars)	June 30, 2013	June 30, 2012
Accounts receivable	$94.4	$(78.7)
Inventories	(64.8)	(28.5)
Accounts payable	47.7	4.4
Cash flow provided by net working capital	$77.3	$(102.8)

Cash Flow from Investing Activities

Cash used by investing activities was $24.1 million and $407.3 million for the six months ended June 30, 2013 and 2012, respectively. The 2012 cash outflow reflects $401.4 million of net cash paid for Mead C&OP. Gross capital expenditures were $26.6 million and $10.3 million for the six months ended June 30, 2013 and 2012, respectively. The increase in expenditures in 2013 reflects the acquisition of Mead C&OP, including capital investments associated with the Company's new headquarters, integration-related spending in association with the relocation of our Day-Timer's operations to Sidney, NY and increased information technology related investments.

Cash Flow from Financing Activities

Cash provided by financing activities for the six months ended June 30, 2013 was $14.2 million, and represents proceeds from new long-term debt facilities of $530.0 million, and borrowings on our Revolving Facility of $58.1 million, net of debt repayments of the Company's previously existing debt facilities of $569.1 million and $3.9 million of debt issuance payments. Cash provided by financing activities in 2012 was $550.8 million, and included proceeds from new debt facilities of $1.27 billion, offset by repayments of the Company's previously existing debt facilities of $681.8 million and debt issuance payments of $37.7 million.

Capitalization

We had approximately 113.6 million common shares outstanding as of June 30, 2013.
Loan Covenants

 The Restated Credit Agreement contains customary affirmative and negative covenants as well as events of default, including payment defaults, breach of representations and warranties, covenant defaults, cross-defaults, certain bankruptcy or insolvency events, certain ERISA-related events, changes in control or ownership and invalidity of any loan document.

Under the Restated Credit Agreement, the Company is required to meet certain financial tests, including a maximum consolidated leverage ratio (as defined in the Restated Credit Agreement) as determined by reference to the following ratios:

Period	Maximum Consolidated Leverage Ratio(1)
Effective Date through June 30, 2014	4.50:1.00
July 1, 2014 through June 30, 2015	4.00:1.00
July 1, 2015 through June 30, 2017	3.75:1.00
July 1, 2017 and thereafter	3.50:1.00

(1)The leverage ratio is computed by dividing the Company's net funded indebtedness by the cumulative four-quarter-trailing EBITDA, which excludes transaction costs, restructuring and other charges up to certain limits as well as other adjustments defined in the Restated Credit Agreement.

Beginning with the fiscal quarter ending June 30, 2013, the Restated Credit Agreement also requires the Company to maintain a consolidated fixed charge coverage ratio (as defined in the Restated Credit Agreement) as of the end of any fiscal quarter at or above 1.25 to 1.00. Under the Restated Credit Agreement, the Company no longer must meet certain minimum interest coverage ratios that were present in the 2012 Credit Agreement.

As of and for the period ended June 30, 2013, the Company was in compliance with all applicable loan covenants.

Guarantees and Security

 Generally, obligations under the Restated Credit Agreement are guaranteed by certain of the Company's existing and future domestic subsidiaries, and are secured by substantially all of the Company's and certain guarantor subsidiaries' assets, subject to certain exclusions and limitations.

Adequacy of Liquidity Sources

The Company believes that cash flow from operations, its current cash balance and other sources of liquidity, including borrowings available under our Revolving Facility will be adequate to support requirements for working capital, capital expenditures and to service indebtedness for the foreseeable future.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Risk Management

See Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. There have been no material changes to Foreign Exchange Risk Management or Interest Rate Risk Management through the period ended June 30, 2013 or through the date of this report.

Interest Rate Risk Management
As discussed in Note 4, Long-term Debt and Short-term Borrowings, to our consolidated financial statements contained in Item 1 of this report, our previous senior secured credit facilities were refinanced in May 2013.

  Amounts outstanding under the Restated Credit Agreement bear interest (i) in the case of Eurodollar loans, at a rate per annum equal to the Eurodollar rate (which is based on an average British Bankers Association Interest Settlement Rate) plus the applicable rate; (ii) in the case of loans made at the Base Rate (which means the highest of (a) the Bank of America, N.A. prime rate then in effect, (b) the Federal Funds Effective Rate (as defined in the Restated Credit Agreement) then in effect plus ½ of 1.00% and (c) the Eurodollar rate that would be payable on such day for a Eurodollar loan with a one-month interest period plus 1.00%), at a rate per annum equal to the Base Rate plus the applicable rate; and (iii) in the case of swing line loans, at a rate per annum equal to the Base Rate plus the applicable rate for the Revolving Credit Facility.  Separate base interest rate and applicable rate provisions will apply for any Canadian or Australian currency denominated loans.

The applicable rate applied to outstanding Eurodollar loans and Base Rate loans is based on the Company's consolidated leverage ratio (as defined in the Restated Credit Agreement) as follows:

Consolidated Leverage Ratio	Applicable Rate on Eurodollar Loans	Applicable Rate on Base Rate Loans
> 4.00 to 1.00	2.50%	1.50%
≤ 4.00 to 1.00 and > 3.50 to 1.00	2.25%	1.25%
≤ 3.50 to 1.00 and > 2.50 to 1.00	2.00%	1.00%
≤ 2.50 to 1.00	1.75%	0.75%

The following table summarizes information about the Company's major debt components as of June 30, 2013, including the principal cash payments and interest rates.

	Stated Maturity Date
(in millions of dollars)	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value
Long term debt:
Fixed rate Unsecured Notes	$—	$—	$—	$—	$—	$500.0	$500.0	$501.3
Average fixed interest rate	6.75%	6.75%	6.75%	6.75%	6.75%	6.75%
Variable rate Senior Secured Term Loan A	$13.3	$36.4	$49.7	$62.9	$66.3	$301.4	$530.0	$530.0
Variable rate Senior Secured Revolving Credit Facility	$—	$—	$—	$—	$—	$57.3	$57.3	$57.3
Average variable interest rate	2.59%	2.60%	2.60%	2.61%	2.63%	2.63%

ITEM 4.	CONTROLS AND PROCEDURES

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

(b) Changes in Internal Control Over Financial Reporting.

There has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2013, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In connection with our May 1, 2012 acquisition of Mead C&OP we assumed all of the tax liabilities for the acquired foreign operations. In December of 2012, the Federal Revenue Department of the Ministry of Finance of Brazil ("FRD") issued a tax assessment against our newly acquired indirect subsidiary, Tilibra Produtos de Papelaria Ltda. ("Tilibra"), which challenged the goodwill recorded in connection with the 2004 acquisition of Tilibra. This assessment denied the deductibility of that goodwill from Tilibra's taxable income for the year 2007. The assessment seeks a payment of approximately R$26.9 million ($13.2 million based on December 2012 exchange rates) of tax, penalties and interest.

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

Because there is no settled legal precedent on which to base a definitive opinion as to whether we will ultimately prevail, the Company considers the outcome of this dispute to be uncertain. Since it is not more likely than not that we will prevail, in the fourth quarter of 2012, we recorded a reserve in the amount of $44.5 million (which included the 2008-2012 tax years that could also be assessed and interest and penalties accumulated through December 2012) in consideration of this matter. In addition, the Company will continue to accrue interest related to this matter until such time as the outcome is known or until evidence is presented that we are more likely than not to prevail. During the three and six months ended June 30, 2013 we accrued additional interest of $0.4 million and $0.7 million, respectively.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Annual Report”), as updated and supplemented below. The risk factors described in the 2012 Annual Report, as updated and supplemented below, could materially adversely affect our business, financial condition or future results. These risks, however, are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently consider immaterial also may materially adversely affect our business, financial condition and/or operating results.
The following risk factor updates and supersedes, in its entirety, the similarly captioned risk factor contained in the 2012 Annual Report under “Risks Related to Our Business”:
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

Our Computer Products business faces additional competitive challenges due to the nature of its business which is characterized by rapid change, including changes in technology, short product life cycles and a dependency on the introduction by third party manufacturers of new equipment to which accessories sold by the Company attach. In order to compete successfully, the Company needs to anticipate and bring to market innovative new accessories in a timely and impactful way which requires significant skills and investment. We may not have sufficient market intelligence, talent or resources to make the investments necessary to successfully meet these challenges. Additionally, the short product life cycle increases the risk of product obsolescence. Rapid changes in technology, the market or demand for PCs and mobile devices as well as a delay in the introduction of new technology and our ability to anticipate and respond to these changes and delays could materially and adversely affect the demand for our accessories and have a material adverse effect on the business, financial condition and results of operations of our Computer Products segment.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.

Exhibit
Number        Description of Exhibit

10.1
Second Amendment, dated as of May 13, 2013, to the Credit Agreement, dated as of March 26, 2012, among the Company, certain subsidiaries of the Company, Barclays Bank PLC and Bank of Montreal, as administrative agents, and the other agents and lenders party thereto. (incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K filed on May 13, 2013 (File No. 001-08454))

10.2
Amended and Restated Credit Agreement, dated as of May 13, 2013, among the Company, certain subsidiaries of the Company, Bank of America, N.A., as administrative agent, and the other agents and lenders party thereto. (incorporated by reference to Exhibit 10.2 of the Registrant's Form 8-K filed on May 13, 2013 (File No. 001-08454))

31.1        Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2        Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1        Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

32.2        Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows and (v) related notes to those financial statements+

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
Thomas P. O’Neill, Jr.
Senior Vice President, Finance and Accounting (principal accounting officer)
Date: August 5, 2013

EXHIBIT INDEX
 Exhibit
Number        Description of Exhibit

10.1
Second Amendment, dated as of May 13, 2013, to the Credit Agreement, dated as of March 26, 2012, among the Company, certain subsidiaries of the Company, Barclays Bank PLC and Bank of Montreal, as administrative agents, and the other agents and lenders party thereto. (incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K filed on May 13, 2013 (File No. 001-08454))

10.2
Amended and Restated Credit Agreement, dated as of May 13, 2013, among the Company, certain subsidiaries of the Company, Bank of America, N.A., as administrative agent, and the other agents and lenders party thereto. (incorporated by reference to Exhibit 10.2 of the Registrant's Form 8-K filed on May 13, 2013 (File No. 001-08454))

31.1        Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2        Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1        Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

32.2        Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows and (v) related notes to those financial statements+

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