Form 10-Q
period 2013-09-30
ACCO BRANDS Corp
filed 2013-10-31
CIK 712034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2013

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 23, 2013, the registrant had outstanding 113,650,184 shares of Common Stock.

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
The factors that could affect our results or cause plans, actions and results to differ materially from current expectations are detailed in "Part I, Item 1. Business" and "Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, as updated in "Part II, Item 1A. Risk Factors" of this Quarterly Report on Form 10-Q, and the financial statement line item discussions set forth in “Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q and from time to time in our other SEC filings.
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

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
ACCO Brands Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

	September 30, 2013	December 31, 2012
(in millions of dollars)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$70.8	$50.0
Accounts receivable, net	394.5	498.7
Inventories	291.0	265.5
Deferred income taxes	30.7	31.1
Other current assets	32.2	29.0
Total current assets	819.2	874.3
Total property, plant and equipment	550.7	591.4
Less accumulated depreciation	(292.3)	(317.8)
Property, plant and equipment, net	258.4	273.6
Deferred income taxes	41.4	36.4
Goodwill	575.5	589.4
Identifiable intangibles, net	616.9	646.6
Other non-current assets	78.2	87.4
Total assets	$2,389.6	$2,507.7
Liabilities and Stockholders' Equity
Current liabilities:
Notes payable to banks	$1.8	$1.2
Current portion of long-term debt	7.8	0.1
Accounts payable	169.5	152.4
Accrued compensation	30.8	38.0
Accrued customer program liabilities	100.5	119.0
Accrued interest	15.4	6.3
Other current liabilities	86.3	112.4
Total current liabilities	412.1	429.4
Long-term debt	991.1	1,070.8
Deferred income taxes	159.1	165.0
Pension and post-retirement benefit obligations	103.7	119.8
Other non-current liabilities	85.4	83.5
Total liabilities	1,751.4	1,868.5
Stockholders' equity:
Common stock	1.1	1.1
Treasury stock	(3.5)	(2.5)
Paid-in capital	2,030.6	2,018.5
Accumulated other comprehensive loss	(195.1)	(156.1)
Accumulated deficit	(1,194.9)	(1,221.8)
Total stockholders' equity	638.2	639.2
Total liabilities and stockholders' equity	$2,389.6	$2,507.7

See notes to condensed consolidated financial statements.

ACCO Brands Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions of dollars, except per share data)	2013	2012	2013	2012
Net sales	$469.2	$501.2	$1,261.4	$1,228.8
Cost of products sold	328.1	350.0	886.5	873.5
Gross profit	141.1	151.2	374.9	355.3
Operating costs and expenses:
Advertising, selling, general and administrative expenses	82.6	87.1	259.3	248.2
Amortization of intangibles	5.9	6.9	18.7	13.5
Restructuring charges	2.3	0.8	17.9	21.6
Total operating costs and expenses	90.8	94.8	295.9	283.3
Operating income	50.3	56.4	79.0	72.0
Non-operating expense (income):
Interest expense, net	12.5	18.1	41.7	70.0
Equity in earnings of joint ventures	(3.3)	(3.6)	(5.9)	(6.3)
Other expense, net	0.1	0.3	9.6	61.4
Income (loss) from continuing operations before income tax	41.0	41.6	33.6	(53.1)
Income tax expense (benefit)	14.6	(13.6)	6.6	(185.2)
Income from continuing operations	26.4	55.2	27.0	132.1
Loss from discontinued operations, net of income taxes	—	—	(0.1)	(0.1)
Net income	$26.4	$55.2	$26.9	$132.0
Per share:
Basic income per share:
Income from continuing operations	$0.23	$0.49	$0.24	$1.51
Loss from discontinued operations	$—	$—	$—	$—
Basic income per share	$0.23	$0.49	$0.24	$1.51
Diluted income per share:
Income from continuing operations	$0.23	$0.48	$0.23	$1.47
Loss from discontinued operations	$—	$—	$—	$—
Diluted income per share	$0.23	$0.48	$0.23	$1.47
Weighted average number of shares outstanding:
Basic	113.6	113.1	113.5	87.7
Diluted	115.8	115.0	115.6	89.8
See notes to condensed consolidated financial statements.

ACCO Brands Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions of dollars)	2013	2012	2013	2012
Net income	$26.4	$55.2	$26.9	$132.0
Other comprehensive income (loss), before tax:
Unrealized gain (loss) on derivative financial instruments:
Gain (loss) arising during period	(1.6)	(2.1)	3.1	(1.0)
Reclassification of gain included in net income	(1.6)	(0.9)	(3.3)	(2.3)
Foreign currency translation:
Foreign currency translation adjustments	0.2	40.1	(44.4)	5.1
Pension and other post-retirement plans:
Amortization of actuarial loss and prior service cost included in net income	2.8	1.9	8.5	5.9
Other	(4.7)	(3.7)	—	(3.2)
Other comprehensive income (loss), before tax	(4.9)	35.3	(36.1)	4.5
Income tax expense (benefit) related to items of other comprehensive income (loss)	1.1	(0.8)	(2.9)	(1.9)
Comprehensive income (loss)	$22.6	$89.7	$(12.1)	$134.6

See notes to condensed consolidated financial statements.

ACCO Brands Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(in millions of dollars)	2013	2012
Operating activities
Net income	$26.9	$132.0
Amortization of inventory step-up	—	13.3
(Gain) loss on disposal of assets	(2.3)	0.1
Release of tax valuation allowance	(7.0)	(130.9)
Depreciation	30.4	24.6
Other non-cash charges	0.9	—
Amortization of debt issuance costs and bond discount	4.3	5.2
Amortization of intangibles	18.7	13.5
Stock-based compensation	11.7	5.5
Loss on debt extinguishment	9.4	15.5
Changes in balance sheet items:
Accounts receivable	85.5	(66.0)
Inventories	(30.9)	(0.1)
Other assets	(5.8)	(1.9)
Accounts payable	20.7	(16.9)
Accrued expenses and other liabilities	(27.3)	0.5
Accrued income taxes	(9.1)	(79.7)
Equity in earnings of joint ventures, net of dividends received	(0.9)	5.0
Net cash provided (used) by operating activities	125.2	(80.3)
Investing activities
Additions to property, plant and equipment	(30.2)	(18.0)
(Payments) proceeds related to the sale of discontinued operations	(1.4)	2.1
Proceeds from the disposition of assets	4.2	3.0
Cost of acquisition, net of cash acquired	—	(401.4)
Net cash used by investing activities	(27.4)	(414.3)
Financing activities
Proceeds from long-term borrowings	530.0	1,270.0
Repayments of long-term debt	(601.5)	(733.9)
Borrowings of short-term debt, net	1.1	0.9
Payments for debt issuance costs	(4.3)	(37.9)
Other	(0.6)	(0.4)
Net cash (used) provided by financing activities	(75.3)	498.7
Effect of foreign exchange rate changes on cash	(1.7)	(0.3)
Net increase in cash and cash equivalents	20.8	3.8
Cash and cash equivalents
Beginning of period	50.0	121.2
End of period	$70.8	$125.0

	Nine Months Ended September 30,
(in millions of dollars)	2013	2012
Significant non-cash transactions:
Common stock issued in conjunction with the acquisition of Mead C&OP	$—	$602.3
See notes to condensed consolidated financial statements.

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

As used in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, the terms "ACCO Brands," "ACCO," the "Company," "we," "us," and "our" refer to ACCO Brands Corporation and its consolidated domestic and international subsidiaries.

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

The Condensed Consolidated Balance Sheet as of September 30, 2013, the related Condensed Consolidated Statements of Operations and the Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2013 and 2012 and Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012 are unaudited. The December 31, 2012 Condensed Consolidated Balance Sheet data was derived from audited financial statements, but does not include all annual disclosures required by accounting principles generally accepted in the U.S. The above referenced financial statements included herein were prepared by management on the same basis as the Company's audited consolidated financial statements for the year ended December 31, 2012 and reflect all adjustments (consisting solely of normal recurring items unless otherwise noted) which are, in the opinion of management, necessary for the fair presentation of results of operations and cash flows for the interim periods ended September 30, 2013 and 2012, and the financial position of the Company as of September 30, 2013. Interim results may not be indicative of results for a full year.

On May 1, 2012, the Company completed the merger of the Consumer and Office Products Business of MeadWestvaco Corporation ("MWV") (“Mead C&OP”) with a wholly-owned subsidiary of the Company (the "Merger"). Accordingly, the results of Mead C&OP are included in the Company's condensed consolidated financial statements from the date of the Merger.

As part of the inclusion of Mead C&OP financial results with those of the Company, in the second quarter of 2012, certain information technology costs associated with the manufacturing, procurement and distribution operations have been reclassified from advertising, selling, general and administrative expenses (SG&A) to cost of products sold. This reclassification was done to enable the financial results of the two businesses to be consistent and to better reflect those costs associated with the cost of products sold. All prior periods have been reclassified to make the results comparable. For the nine months ended September 30, 2012 reclassified costs totaled $4.0 million. These historical reclassifications were not material and have had no effect on net income.

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make certain estimates and assumptions that affect the reported assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting periods. Actual results could differ from those estimates.

2. Recent Accounting Pronouncements

There were no new accounting pronouncements issued in the third quarter of 2013 that would have a material impact on the Company’s consolidated financial statements.

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

Cumulative acquisition-related costs of $20.1 million were incurred during the years 2011 and 2012 and were classified as Selling, General and Administrative expenses. Acquisition-related costs of $1.3 million and $14.4 million were incurred during the three and nine months ended September 30, 2012.

4. Long-term Debt and Short-term Borrowings

Notes payable and long-term debt, listed in order of their security interests, consisted of the following at September 30, 2013 and December 31, 2012:

(in millions of dollars)	September 30, 2013	December 31, 2012
U.S. Dollar Senior Secured Term Loan A, due May 2018 (floating interest rate of 2.51% at September 30, 2013)	$498.0	$—
U.S. Dollar Senior Secured Term Loan B, due May 2019 (floating interest rate of 4.25% at December 31, 2012)	—	326.8
U.S. Dollar Senior Secured Term Loan A, due May 2017 (floating interest rate of 3.32% at December 31, 2012)	—	220.8
Canadian Dollar Senior Secured Term Loan A, due May 2017 (floating interest rate of 4.26% at December 31, 2012)	—	21.8
Senior Secured Revolving Credit Facility, due May 2018 (floating interest rate of 4.50% at September 30, 2013)	1.7	—
Senior Unsecured Notes, due May 2020 (fixed interest rate of 6.75%)	500.0	500.0
Other borrowings	1.0	2.7
Total debt	1,000.7	1,072.1
Less: current portion	(9.6)	(1.3)
Total long-term debt	$991.1	$1,070.8

Effective May 13, 2013 (the “Effective Date”), the Company entered into an Amended and Restated Credit Agreement (the “Restated Credit Agreement”) among the Company, certain subsidiaries of the Company, Bank of America, N.A., as administrative agent, and the other agents and lenders party thereto. The Restated Credit Agreement amended and restated the Company's existing credit agreement, dated as of March 26, 2012, as amended (the “2012 Credit Agreement”), that had been entered into in connection with the Company's acquisition of Mead C&OP. In addition, immediately prior to the effectiveness of the Restated Credit Agreement, the Company entered into a Second Amendment, dated as of May 13, 2013 (the “Second Amendment ”), to the 2012 Credit Agreement in order to facilitate the entry into and obtain certain lender consents for the Restated Credit Agreement.

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

•
replaced the $250.0 million revolving credit facility under the 2012 Credit Agreement with the Revolving Facility, under which $47.3 million was outstanding immediately following the Effective Date; and

•	prior to the Effective Date, the Company's Canadian-dollar denominated Senior Secured Term Loan A, due May 2017 that had been drawn under the 2012 Credit Agreement was fully repaid.

As of September 30, 2013, there were borrowings of $1.7 million under our $250.0 million Revolving Facility. The amount available for borrowings was $237.8 million (allowing for $10.5 million of letters of credit outstanding on that date).

For the nine months ended September 30, 2013, included in Other expense, net is a $9.4 million charge for the write-off of debt origination costs associated with the refinancing. Additionally, the Company incurred approximately $4.5 million in bank, legal and other fees associated with the Restated Credit Agreement. Of these fees, $4.2 million were capitalized and will be amortized over the life of the Restated Term Loan A and the Revolving Facility.

 Loan Covenants
As of and for the period ended September 30, 2013, the Company was in compliance with all applicable loan covenants.

Guarantees and Security

  Generally, obligations under the Restated Credit Agreement are guaranteed by certain of the Company's existing and future domestic subsidiaries, and are secured by substantially all of the Company's and certain guarantor subsidiaries' assets, subject to certain exclusions and limitations.

5. Pension and Other Retiree Benefits

The components of net periodic benefit cost for pension and post-retirement plans for the three and nine months ended September 30, 2013 and 2012 are as follows:

	Three Months Ended September 30,
	Pension Benefits				Post-retirement
	U.S.		International
(in millions of dollars)	2013	2012	2013	2012	2013	2012
Service cost	$0.5	$0.2	$0.4	$0.7	$—	$0.1
Interest cost	2.0	2.4	3.7	3.7	0.2	0.2
Expected return on plan assets	(2.6)	(2.6)	(5.1)	(4.2)	—	—
Amortization of net loss (gain)	2.4	1.5	0.6	0.5	(0.2)	(0.1)
Net periodic benefit cost	$2.3	$1.5	$(0.4)	$0.7	$—	$0.2

	Nine Months Ended September 30,
	Pension Benefits				Post-retirement
	U.S.		International
(in millions of dollars)	2013	2012	2013	2012	2013	2012
Service cost	$1.5	$0.5	$1.2	$1.8	$0.2	$0.2
Interest cost	6.0	6.6	11.0	10.6	0.5	0.5
Expected return on plan assets	(8.0)	(7.8)	(15.2)	(12.0)	—	—
Amortization of prior service cost	—	—	—	0.1	—	—
Amortization of net loss (gain)	7.2	4.6	1.8	1.6	(0.6)	(0.4)
Settlement loss	—	0.7	—	—	—	—
Net periodic benefit cost	$6.7	$4.6	$(1.2)	$2.1	$0.1	$0.3

We expect to contribute approximately $14.9 million to our defined benefit plans in 2013. For the nine months ended September 30, 2013, we have contributed $12.9 million to those plans.

6. Stock-Based Compensation

The following table summarizes the Company’s stock-based compensation expense (including stock options, restricted stock units (“RSUs”) and performance stock units (“PSUs”)) for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions of dollars)	2013	2012	2013	2012
Stock option compensation expense	$0.8	$0.5	$2.2	$1.3
RSU compensation expense	1.3	0.9	4.4	3.4
PSU compensation expense	2.2	—	5.1	0.8
Total stock-based compensation	$4.3	$1.4	$11.7	$5.5

During the third quarter of 2013, the Company's Board of Directors approved a stock compensation grant, which consisted of 32,040 stock options, 11,592 RSUs and 28,660s PSUs.
The Company generally recognizes compensation expense for its stock-based awards ratably over the vesting period. Stock-based compensation expense for the nine months ended September 30, 2013 and 2012 includes $0.9 million of expense related to stock awards granted to non-employee directors, which became fully vested on the grant date.

The following table summarizes the Company's unrecognized compensation expense and the weighted-average period over which the expense will be recognized as of September 30, 2013:

	September 30, 2013
	Unrecognized	Weighted Average
	Compensation	Years Expense To Be
(in millions of dollars, except weighted average years)	Expense	Recognized Over
Stock options	$5.5	2.1
RSUs	$7.7	1.9
PSUs	$10.2	1.8

7. Inventories
Inventories are stated at the lower of cost or market value. The components of inventories are as follows:

(in millions of dollars)	September 30, 2013	December 31, 2012
Raw materials	$36.1	$40.1
Work in process	2.7	5.4
Finished goods	252.2	220.0
Total inventories	$291.0	$265.5

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

Changes in the net carrying amount of goodwill by segment are as follows:

(in millions of dollars)	ACCO Brands North America	ACCO Brands International	Computer Products Group	Total

Balance at December 31, 2012	$396.3	$186.3	$6.8	$589.4
Mead C&OP acquisition	1.4	0.5	—	1.9
Translation	(2.4)	(13.4)	—	(15.8)
Balance at September 30, 2013	$395.3	$173.4	$6.8	$575.5

Goodwill	$526.2	$257.6	$6.8	$790.6
Accumulated impairment losses	(130.9)	(84.2)	—	(215.1)
Balance at September 30, 2013	$395.3	$173.4	$6.8	$575.5
Identifiable Intangible Assets
The gross carrying value and accumulated amortization by class of identifiable intangible assets as of September 30, 2013 and December 31, 2012 are as follows:

	September 30, 2013				December 31, 2012
(in millions of dollars)	Gross Carrying Amounts	Accumulated Amortization		Net Book Value	Gross Carrying Amounts	Accumulated Amortization		Net Book Value
Indefinite-lived intangible assets:
Trade names	$514.8	$(44.5)	(1)	$470.3	$524.9	$(44.5)	(1)	$480.4
Amortizable intangible assets:
Trade names	130.4	(44.5)		85.9	130.9	(36.7)		94.2
Customer and contractual relationships	103.0	(43.2)		59.8	103.7	(32.7)		71.0
Patents/proprietary technology	10.3	(9.4)		0.9	10.4	(9.4)		1.0
Subtotal	243.7	(97.1)		146.6	245.0	(78.8)		166.2
Total identifiable intangibles	$758.5	$(141.6)		$616.9	$769.9	$(123.3)		$646.6

(1)	Accumulated amortization prior to the adoption of authoritative guidance on goodwill and other intangible assets, at which time further amortization ceased.
The Company’s intangible amortization expense was $5.9 million and $6.9 million for the three months ended September 30, 2013 and 2012, respectively, and $18.7 million and $13.5 million for the nine months ended September 30, 2013 and 2012, respectively. The increase in the nine month period of intangible amortization expense was driven by incremental amortization related to the Merger.
As of September 30, 2013, estimated amortization expense for amortizable intangible assets as of September 30, 2013 for the current year and the next five years are as follows:

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

9. Restructuring

During the nine months ended September 30, 2013, the Company committed to new cost savings plans intended to improve the efficiency and effectiveness of our businesses. These plans relate to cost-reduction initiatives within the Company's North American and International segments, and are primarily associated with post-merger integration activities of the North American operations following the acquisition of Mead C&OP and changes in the European business model and manufacturing footprint. The most significant of these plans was finalized during the second quarter of 2013, and relates to the closure of our Brampton, Canada distribution and manufacturing facility and relocation of its activities to other facilities within the Company. The Company recorded $2.3 million and $0.8 million of restructuring charges for the three months ended September 30, 2013 and 2012, respectively, and $17.9 million and $21.6 million of restructuring charges for the nine months ended September 30, 2013 and 2012, respectively. The Company expects approximately $7 million of additional restructuring charges to be incurred in 2013 associated primarily with other initiatives which are currently under development.

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
A summary of the activity in the restructuring accounts for the nine months ended September 30, 2013 is as follows:

(in millions of dollars)	Balance at December 31, 2012	Provision	Cash Expenditures	Non-cash Items/ Currency Change	Balance at September 30, 2013
Employee termination costs	$15.2	$16.3	$(16.4)	$0.1	$15.2
Termination of lease agreements	0.2	0.3	(0.5)	—	—
Asset impairments/net loss on disposal of assets resulting from restructuring activities	—	0.9	—	(0.9)	—
Other	—	0.4	(0.4)	—	—
Total restructuring liability	$15.4	$17.9	$(17.3)	$(0.8)	$15.2

Management expects the $15.2 million of employee termination costs to be substantially paid within the next 12 months.

Gain on Sale

Not included in the restructuring table above is a net gain of $2.5 million from the sale of the Company's Ireland distribution facility. The sale, which occurred during the second quarter of 2013, generated net cash proceeds of $3.8 million. The gain on sale has been recognized in our Consolidated Statements of Operations in selling, general and administrative expenses.

10. Income Taxes

For the three months ended September 30, 2013, the Company recorded an income tax expense from continuing operations of $14.6 million on income before taxes of $41.0 million. For the prior-year period, we reported an income tax benefit from continuing operations of $13.6 million on income before taxes of $41.6 million. The low tax rate for 2012 was primarily due to a change in the effective tax rate for foreign earnings resulting in a cumulative period adjustment during the third quarter of 2012 and the release of certain valuation allowances, as further discussed below.

We continually review the need for establishing or releasing valuation allowances on our deferred tax attributes. Following the acquisition of Mead C&OP, in the second quarter of 2012, the Company analyzed its need for maintaining valuation reserves against the expected U.S. future tax benefits. Based on that analysis, the Company determined that as of June 30, 2012, there existed sufficient evidence in the form of future taxable income from the combined operations to release $112.7 million of the valuation allowance that had been previously recorded against the U.S. deferred income tax assets. Also in the second quarter of 2012 valuation allowances in the amount of $17.7 million were released in certain foreign jurisdictions and an additional $0.5 million was released in the third quarter 2012, for a total release of foreign valuation allowances of $18.2 million. The 2013 year-to-date period benefited from the release of foreign valuation allowances in certain foreign jurisdictions in the amount of $7.0 million. The resulting deferred tax assets are comprised principally of net operating loss carryforwards that are expected to be fully realized within the expiration period and other temporary differences.

For the nine months ended September 30, 2013, the Company recorded an income tax expense from continuing operations of $6.6 million on income before taxes of $33.6 million, which included the valuation release discussed above. For the prior-year period, we reported an income tax benefit from continuing operations of $185.2 million on a loss before taxes of $53.1 million, primarily due to the release of certain valuation allowances, also as discussed above.

The reconciliation of income taxes for the three and nine month periods ended September 30, 2013 and 2012, computed at the U.S. federal statutory income tax rate, compared to our effective income tax rate for continuing operations, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions of dollars)	2013	2012	2013	2012
Income tax benefit computed at U.S. statutory income tax rate (35%)	$14.4	$14.5	$11.8	$(18.6)
Decrease of valuation allowances, net	—	(0.9)	(7.0)	(132.2)
Foreign income taxed at a lower effective rate	(3.1)	(26.8)	(4.1)	(36.9)
Miscellaneous	3.3	(0.4)	5.9	2.5
Income taxes as reported	$14.6	$(13.6)	$6.6	$(185.2)
Effective tax rate	35.6%	NM	19.6%	NM

The U.S. federal statute of limitations remains open for the year 2010 and forward. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from 3 to 5 years. Years still open to examination by foreign tax authorities in major jurisdictions include Australia (2008 forward), Brazil (2007 forward), Canada (2006 forward) and the U.K. (2010 forward). We are currently under examination in various foreign jurisdictions.

In connection with our May 1, 2012 acquisition of Mead C&OP we assumed all of the tax liabilities for the acquired foreign operations. In December of 2012, the Federal Revenue Department of the Ministry of Finance of Brazil ("FRD") issued a tax assessment for the 2007 tax year against Tilibra Produtos de Papelaria Ltda. ("Tilibra"), which challenged the deductibility of goodwill recorded in connection with Mead's 2004 acquisition of Tilibra. In the fourth quarter of 2012, the Company recorded a reserve in the amount of $44.5 million (based on December 2012 exchange rates) in consideration of the 2007 assessment and the expected assessment to be received for the open tax years. In October 2013, the Company received the assessment from FRD for the 2008-2010 tax years. The Company has filed a protest disputing the assessment for the 2007 tax year and it intends to likewise challenge the new assessment. The assessment was as expected, and already reserved for in the 2012 financial statements. In addition, the Company will continue to accrue interest related to this matter until such time as the outcome is known or until evidence is presented that we are more likely than not to prevail. During the three and nine month periods ended September 30, 2013, we accrued additional interest of $0.3 million and $1.0 million, respectively, which was recorded in income tax expense.

11. Earnings per Share

Total outstanding shares as of September 30, 2013 and 2012 were 113.6 million and 113.1 million, respectively. On May 1, 2012 the Company issued 57.1 million shares of stock related to the Merger. The calculation of basic earnings per common share is based on the weighted average number of common shares outstanding in the year, or period, over which they were outstanding. Our calculation of diluted earnings per common share assumes that any common shares outstanding were increased by shares that would be issued upon exercise of those stock units for which the average market price for the period exceeds the exercise price less the shares that could have been purchased by the Company with the related proceeds, including compensation expense measured but not yet recognized, net of tax.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2013	2012	2013	2012
Weighted-average number of common shares outstanding — basic	113.6	113.1	113.5	87.7
Stock options	—	0.1	—	0.1
Stock-settled stock appreciation rights	0.8	0.9	0.8	1.0
Restricted stock units	1.4	0.9	1.3	1.0
Adjusted weighted-average shares and assumed conversions — diluted	115.8	115.0	115.6	89.8

 Awards of potentially dilutive shares of common stock options which have exercise prices that were higher than the average market price during the period are not included in the computation of dilutive earnings per share as their effect would have been anti-dilutive. These shares totaled approximately 6.1 million and 7.0 million as of September 30, 2013 and 2012, respectively.

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

Forward currency contracts are used to hedge foreign denominated inventory purchases for Europe, Australia, Canada and Japan and are designated as cash flow hedges. Unrealized gains and losses on these contracts for inventory purchases are deferred in other comprehensive income (loss) until the contracts are settled and the underlying hedged transactions are recognized, at which time the deferred gains or losses will be reported in the “Cost of products sold” line in the Condensed Consolidated Statements of Operations. As of September 30, 2013 and December 31, 2012, we had cash-flow-designated foreign exchange contracts outstanding with a U.S. dollar equivalent notional value of $95.7 million and $85.0 million, respectively.
Forward currency contracts used to hedge foreign denominated intercompany loans are not designated as hedging instruments. Gains and losses on these derivative instruments are recognized within "Other expense, net" in the Condensed Consolidated Statements of Operations and are largely offset by the changes in the fair value of the hedged item. The periods of the forward foreign exchange contracts correspond to the periods of the hedged transactions, and do not extend beyond September 2014. As of September 30, 2013 and December 31, 2012, we had undesignated foreign exchange contracts outstanding with a U.S. dollar equivalent notional value of $47.9 million and $90.4 million, respectively.

The following table summarizes the fair value of our derivative financial instruments as of September 30, 2013 and December 31, 2012, respectively:

	Fair Value of Derivative Instruments
	Derivative Assets			Derivative Liabilities
(in millions of dollars)	Balance Sheet Location	Sep 30, 2013	Dec 31, 2012	Balance Sheet Location	Sep 30, 2013	Dec 31, 2012
Derivatives designated as hedging instruments:
Foreign exchange contracts	Other current assets	$0.9	$0.7	Other current liabilities	$1.1	$0.6
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current assets	0.4	0.5	Other current liabilities	0.5	0.2
Total derivatives		$1.3	$1.2		$1.6	$0.8
The following tables summarize the pre-tax effect of our derivative financial instruments on the condensed consolidated financial statements for the three and nine months ended September 30, 2013 and 2012, respectively:

	The Effect of Derivative Instruments in Cash Flow Hedging Relationships on the Condensed Consolidated Financial Statements
	Amount of Gain (Loss) Recognized in OCI (Effective Portion)		Location of (Gain) Loss Reclassified from OCI to Income	Amount of (Gain) Loss Reclassified from AOCI to Income (Effective Portion)
	Three Months Ended September 30,			Three Months Ended September 30,
(in millions of dollars)	2013	2012		2013	2012
Cash flow hedges:
Foreign exchange contracts	$(1.6)	$(2.1)	Cost of products sold	$(1.6)	$(0.9)

	The Effect of Derivative Instruments in Cash Flow Hedging Relationships on the Condensed Consolidated Financial Statements
(in millions of dollars)	Amount of Gain (Loss) Recognized in OCI (Effective Portion)		Location of (Gain) Loss Reclassified from OCI to Income	Amount of (Gain) Loss Reclassified from AOCI to Income (Effective Portion)
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2013	2012		2013	2012
Cash flow hedges:
Foreign exchange contracts	$3.1	$(1.0)	Cost of products sold	$(3.3)	$(2.3)

	The Effect of Derivatives Not Designated as Hedging Instruments on the Condensed Consolidated Statements of Operations
	Location of (Gain) Loss Recognized in Income on Derivatives	Amount of (Gain) Loss Recognized in Income		Amount of (Gain) Loss Recognized in Income
		Three Months Ended September 30,		Nine Months Ended September 30,
(in millions of dollars)		2013	2012	2013	2012
Foreign exchange contracts	Other expense, net	$—	$1.3	$(0.4)	$3.9

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
We have determined that our financial assets and liabilities are Level 2 in the fair value hierarchy. The following table sets forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2013 and December 31, 2012, respectively:

(in millions of dollars)	September 30, 2013	December 31, 2012
Assets:
Forward currency contracts	$1.3	$1.2
Liabilities:
Forward currency contracts	$1.6	$0.8

Our forward currency contracts are included in "Other current assets" or "Other current liabilities" and mature within 12 months. The forward foreign currency exchange contracts are primarily valued based on the foreign currency spot and forward rates quoted by the banks or foreign currency dealers. As such, these derivative instruments are classified within Level 2.

The fair values of cash and cash equivalents, notes payable to banks, accounts receivable and accounts payable approximate carrying amounts due principally to their short maturities. The carrying amount of total debt was $1,000.7 million and $1,072.1 million and the estimated fair value of total debt was $997.0 million and $1,097.5 million at September 30, 2013 and December 31, 2012, respectively. The fair values are determined from quoted market prices, where available, and from investment bankers using current interest rates considering credit ratings and the remaining terms of maturity.

14. Accumulated Other Comprehensive Income (Loss)

Comprehensive income is defined as net income (loss) and other changes in stockholders’ equity from transactions and other events from sources other than stockholders. The components of, and changes in, accumulated other comprehensive income (loss), net of tax were as follows:

(in millions of dollars)	Derivative Financial Instruments	Foreign Currency Adjustments	Unrecognized Pension and Other Post-retirement Benefit Costs	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2012	$0.1	$(28.0)	$(128.2)	$(156.1)
Other comprehensive income (loss) before reclassifications	2.1	(44.4)	—	(42.3)
Amounts reclassified from accumulated other comprehensive income (loss)	(2.2)	—	5.5	3.3
Balance at September 30, 2013	$—	$(72.4)	$(122.7)	$(195.1)

The reclassifications out of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2013 were as follows:

	Three Months Ended September 30, 2013		Nine Months Ended September 30, 2013
(in millions of dollars)	Amount of (Gain) Loss Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement of Comprehensive Income (Loss)	Amount of (Gain) Loss Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement of Comprehensive Income (Loss)
Details about Accumulated Other Comprehensive Income Components
Gain on cash flow hedges:
Foreign exchange contracts	$(1.6)	Cost of products sold	$(3.3)	Cost of products sold
	(1.6)	Total before tax	(3.3)	Total before tax
	0.7	Tax benefit	1.1	Tax benefit
	$(0.9)	Net of tax	$(2.2)	Net of tax
Defined benefit plan items:
Amortization of actuarial loss	$2.8	(a)	$8.5	(a)
	2.8	Total before tax	8.5	Total before tax
	(1.0)	Tax expense	(3.0)	Tax expense
	$1.8	Net of tax	$5.5	Net of tax

Total reclassifications for the period	$0.9	Net of tax	$3.3	Net of tax

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
Computer Products Group
The Computer Products Group designs, distributes, markets and sells accessories for laptop and desktop computers and tablets and smart phones. These accessories primarily include security products,tablet covers and keypads, smart phone accessories, power adapters, input devices such as mice, laptop computer carrying cases, hubs, docking stations and ergonomic devices. The Computer Products Group sells mostly under the Kensington®, Microsaver® and ClickSafe® brand names, with the majority of its revenue coming from the U.S. and Western Europe.
Our computer products are manufactured by third-party suppliers, principally in Asia, and are stored in and distributed from our regional facilities. Our computer products are sold primarily to consumer electronics retailers, information technology value-added resellers, original equipment manufacturers and office products retailers.
Financial information by reportable segment is set forth below.
Net sales by business segment are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions of dollars)	2013	2012	2013	2012
ACCO Brands North America	$295.9	$321.4	$771.8	$737.9
ACCO Brands International	136.0	139.4	378.3	363.9
Computer Products Group	37.3	40.4	111.3	127.0
Net sales	$469.2	$501.2	$1,261.4	$1,228.8

Operating income (loss) by business segment is as follows (a):

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions of dollars)	2013	2012	2013	2012
ACCO Brands North America	$36.1	$40.0	$61.6	$50.1
ACCO Brands International	17.8	14.7	32.3	31.9
Computer Products Group	3.4	7.7	9.1	25.2
Segment operating income	57.3	62.4	103.0	107.2
Corporate	(7.0)	(6.0)	(24.0)	(35.2)
Operating income	50.3	56.4	79.0	72.0
Interest expense, net	12.5	18.1	41.7	70.0
Equity in earnings of joint ventures	(3.3)	(3.6)	(5.9)	(6.3)
Other expense, net	0.1	0.3	9.6	61.4
Income (loss) from continuing operations before income tax	$41.0	$41.6	$33.6	$(53.1)

(a)
Operating income as presented in the segment table above is defined as i) net sales; ii) less cost of products sold; iii) less advertising, selling, general and administrative expenses; iv) less amortization of intangibles; and v) less restructuring charges.

16. Joint Venture Investments

Summarized below is aggregated financial information for the Company’s joint ventures, Pelikan-Artline Pty Ltd and Neschen GBC Graphic Films LLC ("Neschen"), which are accounted for under the equity method. Accordingly, we record our proportionate share of earnings or losses on the line entitled, “Equity in earnings of joint ventures” in the Condensed Consolidated Statements of Operations. Our share of the net assets of the joint ventures is included within “Other non-current assets” in the Condensed Consolidated Balance Sheets.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions of dollars)	2013	2012	2013	2012
Net sales	$34.2	$41.4	$106.9	$116.7
Gross profit	23.6	26.8	66.3	69.2
Net income	6.6	7.2	11.7	12.5

(in millions of dollars)	September 30, 2013	December 31, 2012
Current assets	$74.0	$80.7
Non-current assets	35.0	36.9
Current liabilities	33.6	34.2
Non-current liabilities	9.2	12.8

17. Commitments and Contingencies

Pending Litigation - Brazil Tax Assessment

In connection with our May 1, 2012 acquisition of Mead C&OP we assumed all of the tax liabilities for the acquired foreign operations. In December of 2012, the Federal Revenue Department of the Ministry of Finance of Brazil ("FRD") issued a tax assessment for the 2007 tax year against Tilibra Produtos de Papelaria Ltda. ("Tilibra"), which challenged the deductibility of goodwill recorded in connection with Mead's 2004 acquisition of Tilibra. In the fourth quarter of 2012, the Company recorded a reserve in the amount of $44.5 million (based on December 2012 exchange rates) in consideration of the 2007 assessment and the expected assessment to be received for the open tax years. In October 2013, the Company received the assessment from FRD for the 2008-2010 tax years. The Company has filed a protest disputing the assessment for the 2007 tax year and it intends to likewise challenge the new assessment. The assessment was as expected, and already reserved for in the 2012 financial statements. In addition, the Company will continue to accrue interest related to this matter until such time as the outcome is known or until evidence is presented that we are more likely than not to prevail. During the three and nine months ended September 30, 2013 we accrued additional interest of $0.3 million and $1.0 million, respectively.

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

18. Discontinued Operations

Included in discontinued operations are residual costs of our commercial print finishing business, which was sold during the year 2009. In association with ongoing legal disputes related to this business, the Company recorded expenses of $0.2 million and $0.2 million for the nine months ended September 30, 2013 and 2012, respectively.

The operating results and financial position of discontinued operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2013	2012	2013	2012
Operating Results:
Loss from operations before income taxes	—	—	(0.2)	(0.2)
Income tax benefit	—	—	(0.1)	(0.1)
Loss from discontinued operations	$—	$—	$(0.1)	$(0.1)
Per share:
Basic loss from discontinued operations	$—	$—	$—	$—
Diluted loss from discontinued operations	$—	$—	$—	$—

Litigation-related accruals of $1.2 million and $2.4 million for discontinued operations are included in the line "Other current liabilities" as of September 30, 2013 and December 31, 2012, respectively.

19. Condensed Consolidating Financial Information

Certain of the Company’s 100% owned domestic subsidiaries are required to jointly and severally, fully and unconditionally guarantee the 6.75% Senior Unsecured Notes that are due in the year 2020. Rather than filing separate financial statements for each guarantor subsidiary with the Securities and Exchange Commission, the Company has elected to present the following condensed consolidating financial statements, which detail the results of operations for the three and nine months ended September 30, 2013 and 2012, cash flows for the nine months ended September 30, 2013, and 2012, and financial position as of September 30, 2013 and December 31, 2012 of the Company and its guarantor and non-guarantor subsidiaries (in each case carrying investments under the equity method), and the eliminations necessary to arrive at the reported amounts included in the condensed consolidated financial statements of the Company. Certain previously reported amounts within the December 2012 condensed consolidating balance sheet have been revised to appropriately reflect the allocation of $70.9 million of goodwill and receivables from affiliates within the Guarantor balance sheet. The revisions resulted in these line items in the condensed consolidating balance sheet moving between the guarantor and non-guarantor columns of the accompanying balance sheet presentation. Such revisions were immaterial to the previously reported guarantors’ condensed consolidating balance sheet.

Condensed Consolidating Balance Sheets (Unaudited)

	September 30, 2013
(in millions of dollars)	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$2.7	$(1.4)	$69.5	$—	$70.8
Accounts receivable, net	—	187.3	207.2	—	394.5
Inventories	—	142.4	148.6	—	291.0
Receivables from affiliates	14.7	5.5	64.5	(84.7)	—
Deferred income taxes	19.1	—	11.6	—	30.7
Other current assets	0.9	13.9	17.4	—	32.2
Total current assets	37.4	347.7	518.8	(84.7)	819.2
Property, plant and equipment, net	4.2	133.8	120.4	—	258.4
Deferred income taxes	3.3	—	38.1	—	41.4
Goodwill	—	330.9	244.6	—	575.5
Identifiable intangibles, net	57.6	419.4	139.9	—	616.9
Other non-current assets	21.9	5.2	51.1	—	78.2
Investment in, long term receivable from affiliates	1,822.0	846.5	441.0	(3,109.5)	—
Total assets	$1,946.4	$2,083.5	$1,553.9	$(3,194.2)	$2,389.6
Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable to banks	$1.7	$—	$0.1	$—	$1.8
Current portion of long-term debt	7.7	0.1	—	—	7.8
Accounts payable	—	85.6	83.9	—	169.5
Accrued compensation	3.7	10.7	16.4	—	30.8
Accrued customer programs liabilities	—	52.3	48.2	—	100.5
Accrued interest	15.4	—	—	—	15.4
Other current liabilities	2.3	33.5	50.5	—	86.3
Payables to affiliates	9.3	206.9	247.0	(463.2)	—
Total current liabilities	40.1	389.1	446.1	(463.2)	412.1
Long-term debt	991.0	0.1	—	—	991.1
Long-term notes payable to affiliates	178.2	14.6	36.8	(229.6)	—
Deferred income taxes	96.4	—	62.7	—	159.1
Pension and post-retirement benefit obligations	1.8	52.6	49.3	—	103.7
Other non-current liabilities	0.7	22.0	62.7	—	85.4
Total liabilities	1,308.2	478.4	657.6	(692.8)	1,751.4
Stockholders’ equity:
Common stock	1.1	448.0	273.5	(721.5)	1.1
Treasury stock	(3.5)	—	—	—	(3.5)
Paid-in capital	2,030.6	1,551.4	743.0	(2,294.4)	2,030.6
Accumulated other comprehensive loss	(195.1)	(64.7)	(91.6)	156.3	(195.1)
Accumulated deficit	(1,194.9)	(329.6)	(28.6)	358.2	(1,194.9)
Total stockholders’ equity	638.2	1,605.1	896.3	(2,501.4)	638.2
Total liabilities and stockholders’ equity	$1,946.4	$2,083.5	$1,553.9	$(3,194.2)	$2,389.6

 Condensed Consolidating Balance Sheets

	December 31, 2012
(in millions of dollars)	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$12.1	$(3.0)	$40.9	$—	$50.0
Accounts receivable, net	—	193.9	304.8	—	498.7
Inventories	—	133.7	131.8	—	265.5
Receivables from affiliates	7.9	219.4	17.5	(244.8)	—
Deferred income taxes	18.1	—	13.0	—	31.1
Other current assets	1.0	13.0	15.0	—	29.0
Total current assets	39.1	557.0	523.0	(244.8)	874.3
Property, plant and equipment, net	0.3	140.7	132.6	—	273.6
Deferred income taxes	—	—	36.4	—	36.4
Goodwill	—	329.7	259.7	—	589.4
Identifiable intangibles, net	57.7	434.3	154.6	—	646.6
Other non-current assets	16.3	16.6	54.5	—	87.4
Investment in, long term receivable from affiliates	1,248.0	869.0	441.0	(2,558.0)	—
Total assets	$1,361.4	$2,347.3	$1,601.8	$(2,802.8)	$2,507.7
Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable to banks	$—	$—	$1.2	$—	$1.2
Current portion of long-term debt	—	0.1	—	—	0.1
Accounts payable	—	76.5	75.9	—	152.4
Accrued compensation	4.7	16.8	16.5	—	38.0
Accrued customer programs liabilities	—	63.8	55.2	—	119.0
Accrued interest	0.2	6.1	—	—	6.3
Other current liabilities	12.3	44.9	55.2	—	112.4
Payables to affiliates	28.5	191.8	245.0	(465.3)	—
Total current liabilities	45.7	400.0	449.0	(465.3)	429.4
Long-term debt	401.6	647.4	21.8	—	1,070.8
Long-term notes payable to affiliates	178.2	26.7	373.0	(577.9)	—
Deferred income taxes	93.8	—	71.2	—	165.0
Pension and post-retirement benefit obligations	1.8	60.9	57.1	—	119.8
Other non-current liabilities	1.1	13.9	68.5	—	83.5
Total liabilities	722.2	1,148.9	1,040.6	(1,043.2)	1,868.5
Stockholders’ equity:
Common stock	1.1	448.0	315.5	(763.5)	1.1
Treasury stock	(2.5)	—	—	—	(2.5)
Paid-in capital	2,018.5	1,192.0	347.6	(1,539.6)	2,018.5
Accumulated other comprehensive loss	(156.1)	(68.9)	(52.2)	121.1	(156.1)
Accumulated deficit	(1,221.8)	(372.7)	(49.7)	422.4	(1,221.8)
Total stockholders’ equity	639.2	1,198.4	561.2	(1,759.6)	639.2
Total liabilities and stockholders’ equity	$1,361.4	$2,347.3	$1,601.8	$(2,802.8)	$2,507.7

Condensed Consolidating Statement of Comprehensive Income (Unaudited)

	Nine Months Ended September 30, 2013
(in millions of dollars)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Unaffiliated sales	$—	$700.0	$561.4	$—	$1,261.4
Affiliated sales	—	11.6	3.4	(15.0)	—
Net sales	—	711.6	564.8	(15.0)	1,261.4
Cost of products sold	—	504.8	396.7	(15.0)	886.5
Gross profit	—	206.8	168.1	—	374.9
Advertising, selling, general and administrative expenses	29.8	137.8	91.7	—	259.3
Amortization of intangibles	0.1	14.9	3.7	—	18.7
Restructuring charges	—	5.6	12.3	—	17.9
Operating income (loss)	(29.9)	48.5	60.4	—	79.0
Expense (income) from affiliates	(1.2)	(19.6)	20.8	—	—
Interest expense (income), net	44.8	(0.1)	(3.0)	—	41.7
Equity in earnings of joint ventures	—	—	(5.9)	—	(5.9)
Other expense, net	6.6	2.3	0.7	—	9.6
Income (loss) from continuing operations before income taxes and earnings of wholly owned subsidiaries	(80.1)	65.9	47.8	—	33.6
Income tax expense (benefit)	(3.7)	—	10.3	—	6.6
Income (loss) from continuing operations	(76.4)	65.9	37.5	—	27.0
Loss from discontinued operations, net of income taxes	—	(0.1)	—	—	(0.1)
Income (loss) before earnings of wholly owned subsidiaries	(76.4)	65.8	37.5	—	26.9
Earnings of wholly owned subsidiaries	103.3	36.7	—	(140.0)	—
Net income	$26.9	$102.5	$37.5	$(140.0)	$26.9
Comprehensive income (loss)	$(12.1)	$106.7	$(1.9)	$(104.8)	$(12.1)

Condensed Consolidating Statement of Comprehensive Income (Unaudited)

	Nine Months Ended September 30, 2012
(in millions of dollars)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Unaffiliated sales	$—	$681.5	$547.3	$—	$1,228.8
Affiliated sales	—	13.4	3.3	(16.7)	—
Net sales	—	694.9	550.6	(16.7)	1,228.8
Cost of products sold	—	502.5	387.7	(16.7)	873.5
Gross profit	—	192.4	162.9	—	355.3
Advertising, selling, general and administrative expenses	35.1	118.2	94.9	—	248.2
Amortization of intangibles	0.1	10.2	3.2	—	13.5
Restructuring charges	—	17.5	4.1	—	21.6
Operating income (loss)	(35.2)	46.5	60.7	—	72.0
Expense (income) from affiliates	(0.4)	(21.0)	21.4	—	—
Interest expense (income), net	49.2	21.0	(0.2)	—	70.0
Equity in earnings of joint ventures	—	—	(6.3)	—	(6.3)
Other expense (income), net	59.8	3.9	(2.3)	—	61.4
(Loss) income from continuing operations before income taxes and earnings of wholly owned subsidiaries	(143.8)	42.6	48.1	—	(53.1)
Income tax (benefit) expense	(220.0)	—	34.8	—	(185.2)
Income from continuing operations	76.2	42.6	13.3	—	132.1
(Loss) income from discontinued operations, net of income taxes	0.1	(0.2)	—	—	(0.1)
Income before earnings of wholly owned subsidiaries	76.3	42.4	13.3	—	132.0
Earnings of wholly owned subsidiaries	55.7	6.4	—	(62.1)	—
Net income	$132.0	$48.8	$13.3	$(62.1)	$132.0
Comprehensive income	$134.6	$51.7	$12.1	$(63.8)	$134.6

Condensed Consolidating Statement of Comprehensive Income (Unaudited)

	Three Months Ended September 30, 2013
(in millions of dollars)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Unaffiliated sales	$—	$270.6	$198.6	$—	$469.2
Affiliated sales	—	3.3	1.2	(4.5)	—
Net sales	—	273.9	199.8	(4.5)	469.2
Cost of products sold	—	195.0	137.6	(4.5)	328.1
Gross profit	—	78.9	62.2	—	141.1
Advertising, selling, general and administrative expenses	9.5	43.1	30.0	—	82.6
Amortization of intangibles	0.1	4.6	1.2	—	5.9
Restructuring charges	—	0.3	2.0	—	2.3
Operating income (loss)	(9.6)	30.9	29.0	—	50.3
Expense (income) from affiliates	(0.6)	(7.2)	7.8	—	—
Interest expense (income), net	13.9	(0.1)	(1.3)	—	12.5
Equity in earnings of joint ventures	—	—	(3.3)	—	(3.3)
Other expense (income), net	(0.8)	0.5	0.4	—	0.1
Income (loss) from continuing operations before income taxes and earnings of wholly owned subsidiaries	(22.1)	37.7	25.4	—	41.0
Income tax expense	5.7	—	8.9	—	14.6
Income (loss) from continuing operations	(27.8)	37.7	16.5	—	26.4
Loss from discontinued operations, net of income taxes	—	—	—	—	—
Income (loss) before earnings of wholly owned subsidiaries	(27.8)	37.7	16.5	—	26.4
Earnings of wholly owned subsidiaries	54.2	15.9	—	(70.1)	—
Net income	$26.4	$53.6	$16.5	$(70.1)	$26.4
Comprehensive income	$22.6	$55.0	$12.5	$(67.5)	$22.6

Condensed Consolidating Statement of Comprehensive Income (Unaudited)

	Three Months Ended September 30, 2012
(in millions of dollars)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Unaffiliated sales	$—	$290.4	$210.8	$—	$501.2
Affiliated sales	—	4.0	0.9	(4.9)	—
Net sales	—	294.4	211.7	(4.9)	501.2
Cost of products sold	—	205.5	149.4	(4.9)	350.0
Gross profit	—	88.9	62.3	—	151.2
Advertising, selling, general and administrative expenses	6.7	45.8	34.6	—	87.1
Amortization of intangibles	0.1	5.4	1.4	—	6.9
Restructuring charges	—	0.3	0.5	—	0.8
Operating income (loss)	(6.8)	37.4	25.8	—	56.4
Expense (income) from affiliates	(0.1)	(9.2)	9.3	—	—
Interest expense, net	7.3	10.7	0.1	—	18.1
Equity in earnings of joint ventures	—	—	(3.6)	—	(3.6)
Other expense (income), net	(0.6)	1.4	(0.5)	—	0.3
(Loss) income from continuing operations before income taxes and earnings of wholly owned subsidiaries	(13.4)	34.5	20.5	—	41.6
Income tax (benefit) expense	(60.1)	(0.3)	46.8	—	(13.6)
Income (loss) from continuing operations	46.7	34.8	(26.3)	—	55.2
Loss from discontinued operations, net of income taxes	—	—	—	—	—
Income (loss) before earnings of wholly owned subsidiaries	46.7	34.8	(26.3)	—	55.2
Earnings (losses) of wholly owned subsidiaries	8.5	(28.4)	—	19.9	—
Net income (loss)	$55.2	$6.4	$(26.3)	$19.9	$55.2
Comprehensive income	$89.7	$7.3	$7.3	$(14.6)	$89.7

Condensed Consolidating Statement of Cash Flows (Unaudited)

	Nine Months Ended September 30, 2013
(in millions of dollars)	Parent	Guarantors	Non-Guarantors	Consolidated
Net cash used by operating activities	$(58.2)	$85.8	$97.6	$125.2
Investing activities:
Additions to property, plant and equipment	—	(19.6)	(10.6)	(30.2)
Payments for (proceeds from) interest in affiliates	—	49.3	(49.3)	—
Payments related to the sale of discontinued operations	—	(1.4)	—	(1.4)
Proceeds from the disposition of assets	—	—	4.2	4.2
Net cash provided (used) by investing activities.	—	28.3	(55.7)	(27.4)
Financing activities:
Intercompany financing	43.8	(71.1)	27.3	—
Net dividends	57.8	(41.4)	(16.4)	—
Proceeds from long-term borrowings	530.0		—	530.0
Repayments of long-term debt	(580.1)	—	(21.4)	(601.5)
Borrowings of short-term debt, net	2.2	—	(1.1)	1.1
Payments for debt issuance costs	(4.3)	—	—	(4.3)
Other	(0.6)	—	—	(0.6)
Net cash provided (used) by financing activities.	48.8	(112.5)	(11.6)	(75.3)
Effect of foreign exchange rate changes on cash	—	—	(1.7)	(1.7)
Net increase (decrease) in cash and cash equivalents	(9.4)	1.6	28.6	20.8
Cash and cash equivalents:
Beginning of the period	12.1	(3.0)	40.9	50.0
End of the period	$2.7	$(1.4)	$69.5	$70.8

	Nine Months Ended September 30, 2012
(in millions of dollars)	Parent	Guarantors	Non-Guarantors	Consolidated
Net cash used by (provided by) operating activities	$(147.3)	$49.5	$17.5	$(80.3)
Investing activities:
Additions to property, plant and equipment	—	(14.2)	(3.8)	(18.0)
Proceeds from (payments related to) the sale of discontinued operations	—	2.2	(0.1)	2.1
Proceeds from the disposition of assets	—	—	3.0	3.0
Cost of acquisition, net of cash acquired	(433.4)	—	32.0	(401.4)
Net cash used by (provided by) investing activities.	(433.4)	(12.0)	31.1	(414.3)
Financing activities:
Intercompany financing	709.8	(700.1)	(9.7)	—
Net dividends	51.3	24.0	(75.3)	—
Proceeds from long-term borrowings	545.0	690.0	35.0	1,270.0
Repayments of long-term debt	(691.6)	(35.7)	(6.6)	(733.9)
Borrowings of short-term debt, net	—	—	0.9	0.9
Payments for debt issuance costs	(21.0)	(16.0)	(0.9)	(37.9)
Other	(0.4)	—	—	(0.4)
Net cash provided (used) by financing activities.	593.1	(37.8)	(56.6)	498.7
Effect of foreign exchange rate changes on cash	—	—	(0.3)	(0.3)
Net increase (decrease) in cash and cash equivalents	12.4	(0.3)	(8.3)	3.8
Cash and cash equivalents:
Beginning of the period	62.0	(1.2)	60.4	121.2
End of the period	$74.4	$(1.5)	$52.1	$125.0

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview of Company and Performance

ACCO Brands is a leading global manufacturer and marketer of office and school products and select computer and electronic accessories. We sell our products to consumers and commercial end-users primarily through resellers, including traditional office resellers, wholesalers, mass retailers and e-tailers. Through a focus on research, marketing and innovation, we seek to develop new products that meet the needs of our consumers and commercial end-users and drive growth for our business. We compete through a balance of product innovation, category management, a low-cost operating model and an efficient supply chain. We sell our products primarily to markets located in the Unites States, Northern Europe, Canada, Australia, Brazil and Mexico. Today, the majority of our revenue is concentrated in geographies where demand for our product categories is in mature stages, but we see opportunities to grow sales through share gains, channel penetration and new products. Going forward we aim to derive growth in faster growing geographies where demand in the product categories in which we compete is strong, such as in Latin America and parts of Asia and Eastern Europe. Key drivers of demand for office and school products have included trends in white collar employment levels, education enrollment levels, gross domestic product (GDP), growth in the number of small businesses and home offices, as well as consumer usage trends for our product categories. Key factors that affect our profitability are volume, sales prices compared to commodity costs and foreign exchange rates (see the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for additional information regarding these factors).

During the third quarter the Company's reported sales declined in all three segments and most of our geographic markets. The sales decline was principally in the North America segment primarily due to soft demand. Foreign exchange rates also adversely effected reported results. Significant cost reductions resulting from synergies and productivity savings mitigated some of the impact of lower sales volume on operating income for both the North America and International segments. Overall our International segment continued to recover in the third quarter. In our Computer Products Group segment sales continued to decline due to increased competition and weak demand.

Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three and nine months ended September 30, 2013 and 2012, should be read in conjunction with the unaudited condensed consolidated financial statements of ACCO Brands Corporation and the accompanying notes contained herein. Unless otherwise noted, the following discussion pertains only to our continuing operations.

Three months ended September 30, 2013 versus three months ended September 30, 2012
The following table presents the Company’s results for the three months ended September 30, 2013 and 2012, respectively.

	Three Months Ended September 30,		Amount of Change
(in millions of dollars)	2013	2012	$	%
Net sales	$469.2	$501.2	$(32.0)	(6)%
Cost of products sold	328.1	350.0	(21.9)	(6)%
Gross profit	141.1	151.2	(10.1)	(7)%
Gross profit margin	30.1%	30.2%		(0.1)	pts
Advertising, selling, general and administrative expenses	82.6	87.1	(4.5)	(5)%
Amortization of intangibles	5.9	6.9	(1.0)	(14)%
Restructuring charges	2.3	0.8	1.5	188%
Operating income	50.3	56.4	(6.1)	(11)%
Operating income margin	10.7%	11.3%		(0.6)	pts
Interest expense, net	12.5	18.1	(5.6)	(31)%
Equity in earnings of joint ventures	(3.3)	(3.6)	0.3	(8)%
Other expense, net	0.1	0.3	(0.2)	67%
Income tax expense (benefit)	14.6	(13.6)	28.2	NM
Effective tax rate	35.6%	NM		NM
Net income	26.4	55.2	(28.8)	(52)%

Net Sales

Net sales decreased by $32.0 million, or 6%, to $469.2 million compared to $501.2 million in the prior-year period, including unfavorable currency translation of $11.2 million, or 2%. The sales decline was principally in the North America segment primarily due to soft demand, unfavorable product mix during the back-to-school season as consumers purchased more lower-priced products, lost placements with some customers and the exit from unprofitable business. The Computer Products Group segment decline was driven by lost market share due to increased competition in the tablet and smart phone accessory space and the timing of new mobile device launches from manufacturers, as well as continued declines in laptop shipments, which impacted demand for security products and PC accessories.

Cost of Products Sold

Cost of products sold includes all manufacturing, product sourcing and distribution costs, including depreciation related to assets used in the manufacturing, procurement and distribution process, allocation of certain information technology costs supporting those processes, inbound and outbound freight, shipping and handling costs, and purchasing costs associated with materials and packaging used in the production processes. Cost of products sold decreased $21.9 million, or 6%, to $328.1 million compared to $350.0 million in the prior-year period. The decrease primarily was the result of lower sales and a $7.4 million benefit from currency translation.

Gross Profit

Management believes that gross profit and gross profit margin provide enhanced shareholder understanding of underlying operating profit drivers. Gross profit decreased $10.1 million, or 7%, to $141.1 million compared to $151.2 million in the prior-year period, including unfavorable currency translation of $3.8 million, or 3%. The comparable change (exclusive of currency translation) was primarily due to the lower sales volume and higher sales of low-margin products and was partially offset by synergies and productivity savings primarily in the North America segment.

Gross profit margin decreased slightly to 30.1% from 30.2% due to reduced gross margins in our North America and Computer Products Group segments resulting from higher sales of low-margin products. This was partially offset by synergies and productivity savings primarily in the North America segment.

Advertising, Selling, General and Administrative Expenses

Advertising, selling, general and administrative expenses (SG&A) include advertising, marketing, selling (including commissions), research and development, customer service, depreciation related to assets outside the manufacturing and distribution processes and all other general and administrative expenses outside the manufacturing and distribution functions (e.g., finance, human resources, information technology, etc.). SG&A decreased $4.5 million, or 5%, to $82.6 million, compared to $87.1 million in the prior-year period. The decrease was driven by synergies and productivity savings, and favorable currency translation of $2.0 million. Also contributing to the decrease was a reduction in transaction and integration charges associated with the acquisition of Mead C&OP, which were $1.5 million higher in the prior-year period. These improvements were partially offset by higher management incentive expenses.

As a percentage of sales, SG&A increased to 17.6% compared to 17.4% in the prior-year period, primarily due to the lower sales volume.

Restructuring Charges

Restructuring charges increased to $2.3 million in the current-year period, from $0.8 million in the prior-year period. Employee termination and severance charges included in restructuring charges in the current year primarily relate to the Company's North American operations and are primarily associated with post-merger integration activities of the North American segment following the acquisition of Mead C&OP.

Operating Income

Operating income decreased by $6.1 million, or 11%, to $50.3 million compared to $56.4 million in the prior-year period, including unfavorable currency translation of $1.8 million, or 3%. The decrease was primarily due to lower sales volume.

Interest Expense, Net

Interest expense, net of interest income, decreased to $12.5 million compared to $18.1 million in the prior-year period. The decrease was primarily due to the Company's refinancing completed in the second quarter of 2013, which substantially lowered its effective interest rate and debt origination amortization cost. Reductions of debt outstanding and higher interest income at our Brazilian subsidiary also contributed to the decline.

Income Taxes

For the three months ended September 30, 2013, the Company recorded an income tax expense from continuing operations of $14.6 million on income of $41.0 million. For the prior-year period, the Company reported an income tax benefit from continuing operations of $13.6 million on income before taxes of $41.6 million. The low tax rate for 2012 was primarily due to a change in the effective tax rate for foreign earnings resulting in a cumulative period adjustment during the third quarter of 2012.

Net Income

Net income was $26.4 million, or $0.23 per diluted share, compared to net income of $55.2 million, or $0.48 per diluted share, in the prior-year quarter.

Segment Discussion

	Three Months Ended September 30, 2013			Amount of Change
	Net Sales	Segment Operating Income (A)	Operating Income Margin	Net Sales	Net Sales	Segment Operating Income	Segment Operating Income	Margin Points

(in millions of dollars)				$	%	$	%
ACCO Brands North America	$295.9	$36.1	12.2%	$(25.5)	(8)%	$(3.9)	(10)%	(20)
ACCO Brands International	136.0	17.8	13.1%	(3.4)	(2)%	3.1	21%	260
Computer Products Group	37.3	3.4	9.1%	(3.1)	(8)%	(4.3)	(56)%	(1,000)
Total segment	$469.2	$57.3		$(32.0)		$(5.1)

	Three Months Ended September 30, 2012
	Net Sales	Segment Operating Income (A)	Operating Income Margin

(in millions of dollars)
ACCO Brands North America	$321.4	$40.0	12.4%
ACCO Brands International	139.4	14.7	10.5%
Computer Products Group	40.4	7.7	19.1%
Total segment	$501.2	$62.4
(A)     Segment operating income excludes corporate costs; Interest expense, net; Equity in earnings of joint ventures and Other expense, net. See Note 15, Information on Business Segments, to our condensed consolidated financial statements contained in Item 1 of this report for a reconciliation of total Segment operating income to Income (loss) from continuing operations before income tax.

ACCO Brands North America

ACCO Brands North America net sales decreased $25.5 million, or 8%, to $295.9 million compared to $321.4 million in the prior-year period and includes unfavorable currency translation of $1.7 million, or 1%. The driver of the decline was soft demand, unfavorable product mix during the back-to-school season as consumers purchased more lower-priced products and lost placements with some customers. The exit from unprofitable business contributed $6.5 million of the decline.

ACCO Brands North America operating income decreased $3.9 million, or 10%, to $36.1 million compared to $40.0 million in the prior-year period, and operating income margin decreased to 12.2% from 12.4% in the prior-year period. The decrease was driven by lower sales volume, an unfavorable product mix due to consumers trading down to lower-priced products, as well as higher pension expense. This was partially offset by synergies and productivity savings in the current year, the absence of $1.8 million of amortization of the step-up in inventory value related to the Merger and higher management incentive expenses.

ACCO Brands International

ACCO Brands International net sales decreased $3.4 million, or 2%, to $136.0 million compared to $139.4 million in the prior-year period. The decline was due to unfavorable currency translation of $9.6 million, or 7%. The comparable change (exclusive of currency translation) was an improvement of $6.2 million, or 5%, primarily driven by higher pricing and some volume gains, including market share gains, in Latin America. Our European region sales improved modestly compared to last year, due to higher pricing, as a result of lower customer rebates.

ACCO Brands International operating income increased $3.1 million, or 21%, to $17.8 million compared to $14.7 million in the prior-year period, and operating income margin increased to 13.1% from 10.5% in the prior-year period. Foreign exchange negatively impacted operating income by $1.7 million, or 12%. The underlying improvement reflects higher pricing, the absence of $0.7 million in amortization of the step-up in inventory value related to the Merger included in the prior year, lower pension expenses and productivity savings, partially offset by higher management incentive expenses and restructuring charges.

Computer Products Group

Computer Products Group net sales decreased $3.1 million, or 8%, to $37.3 million compared to $40.4 million in the prior-year period. The decline was driven by lost market share due to increased competition in the tablet and smart phone accessory space and the timing of new mobile device launches from manufacturers, as well as continued declines in laptop shipments, which impacted demand for security and PC accessories.

Computer Products Group operating income decreased $4.3 million, or 56%, to $3.4 million compared to $7.7 million in the prior-year period, and operating income margin decreased to 9.1% from 19.1% in the prior-year period. The decline in operating income and margin was primarily due to lower sales and lower gross margins due to reduced prices on older model products.

Nine months ended September 30, 2013 versus nine months ended September 30, 2012

The following table presents the Company’s results for the nine months ended September 30, 2013 and 2012, respectively.

	Nine Months Ended September 30,		Amount of Change
(in millions of dollars)	2013	2012	$	%
Net sales	$1,261.4	$1,228.8	$32.6	3%
Cost of products sold	886.5	873.5	13.0	1%
Gross profit	374.9	355.3	19.6	6%
Gross profit margin	29.7%	28.9%		0.8	pts
Advertising, selling, general and administrative expenses	259.3	248.2	11.1	4%
Amortization of intangibles	18.7	13.5	5.2	39%
Restructuring charges	17.9	21.6	(3.7)	(17)%
Operating income	79.0	72.0	7.0	10%
Operating income margin	6.3%	5.9%		0.4	pts
Interest expense, net	41.7	70.0	(28.3)	(40)%
Equity in earnings of joint ventures	(5.9)	(6.3)	0.4	(6)%
Other expense, net	9.6	61.4	(51.8)	(84)%
Income tax expense (benefit)	6.6	(185.2)	191.8	NM
Effective tax rate	19.6%	NM		NM
Income from continuing operations	27.0	132.1	(105.1)	(80)%
Loss from discontinued operations, net of income taxes	(0.1)	(0.1)	—	-
Net income	26.9	132.0	(105.1)	(80)%

Net Sales

Net sales increased by $32.6 million, or 3%, to $1,261.4 million compared to $1,228.8 million in the prior-year period. The acquisition of Mead C&OP contributed sales of $126.2 million with nine months of results included in the current year and only five months of results in the prior year. The underlying decline of $93.6 million, includes an unfavorable currency translation of $14.4 million, or 1%. The sales decline in the North America and International segments resulted from soft demand, consumers purchasing more lower-priced products, lost placement with some customers and the exit from unprofitable business. The Computer Products Group segment decline was due to lower sales and pricing. Increased competition in the tablet and smart phone accessory space and the unfavorable timing of new mobile device launches from manufacturers also reduced demand during the current-year period.

Cost of Products Sold

Cost of products sold includes all manufacturing, product sourcing and distribution costs, including depreciation related to assets used in the manufacturing, procurement and distribution process, allocation of certain information technology costs supporting those processes, inbound and outbound freight, shipping and handling costs, purchasing costs associated with materials and packaging used in the production processes. Cost of products sold increased $13.0 million, or 1%, to $886.5 million compared to $873.5 million in the prior-year period. The increase was primarily due to the acquisition of Mead C&OP and was partially offset by lower sales volume, the absence of $13.3 million in amortization of the step-up in inventory value related to the Merger, a $9.5 million favorable currency translation impact and synergies and productivity savings.

Gross Profit

Management believes that gross profit and gross profit margin provide enhanced shareholder understanding of underlying profit drivers. Gross profit increased $19.6 million, or 6%, to $374.9 million compared to $355.3 million in the prior-year period. The increase was due to the acquisition of Mead C&OP and the absence of $13.3 million in amortization of the step-up in inventory value related to the Merger and synergies and productivity savings. These factors were partially offset by lower sales volume, $2.5 million of integration related inefficiencies from the closure of manufacturing and distribution facilities and a $4.9 million impact from unfavorable currency translation.

Gross profit margin increased to 29.7% from 28.9%. The inclusion of Mead C&OP, which has historically higher relative margins, was partially offset by adverse sales mix in the Computer Products Group segment due to lower sales of high-margin security products and lower royalty income.

Advertising, selling, general and administrative expenses

Advertising, selling, general and administrative expenses (SG&A) include advertising, marketing, selling (including commissions), research and development, customer service, depreciation related to assets outside the manufacturing and distribution processes and all other general and administrative expenses outside the manufacturing and distribution functions (e.g., finance, human resources, information technology, etc.). SG&A increased $11.1 million, or 4%, to $259.3 million compared to $248.2 million in the prior-year period. The increase was primarily due to the acquisition of Mead C&OP, higher management incentive expenses, primarily stock compensation, and $1.8 million related to the relocation of our corporate headquarters. The increase was partially offset by a reduction in transaction and integration charges associated with the acquisition of Mead C&OP, which were $14.0 million higher in the prior-year period, synergies and productivity savings, favorable currency translation of $3.1 million and a $2.5 million gain on the sale of a facility.

As a percentage of sales, SG&A increased to 20.6% compared to 20.2% in the prior-year period primarily due to lower sales volume.

Amortization of Intangibles

Amortization of intangibles amounted to $18.7 million, compared to $13.5 million in the prior-year period. The increase was driven by incremental amortization as a result of the Merger.

Restructuring Charges

Restructuring charges were $17.9 million, compared to $21.6 million in the prior-year period. Employee termination and severance charges included in restructuring charges in the current and prior year relate to the Company's North American and

International operations and are primarily associated with post-merger integration activities following the acquisition of Mead C&OP and changes in the European business model and manufacturing footprint.

Operating Income

Operating income increased $7.0 million, or 10%, to $79.0 million compared to $72.0 million in the prior-year period. The increase was primarily due to the acquisition of Mead C&OP.

Interest Expense, Net and Other Expense, Net

Interest expense, net of interest income, decreased to $41.7 million compared to $70.0 million in the prior-year period primarily due the absence of $17.4 million of costs, primarily merger-related, for the committed financing in the prior-year period and substantially lower effective interest rates due to the debt refinancing in the second quarter of 2013. Reductions of debt outstanding and higher interest income also contributed to the decline.

Other expense, net was $9.6 million compared to $61.4 million in the prior-year period. The improvement was due to the absence of one-time merger-related refinancing costs of $61.4 million related to the repurchase or discharge all of the Company's outstanding Senior Secured Notes in the prior year. The current year includes $9.4 million for the write-off of debt origination costs related to the second quarter 2013 refinancing. For a further discussion of the Company’s refinancing completed in the second quarter of 2013 see Note 4, Long-term Debt and Short-term Borrowings, to our consolidated financial statements contained in Item 1 of this report.

Income Taxes

For the nine months ended September 30, 2013, the Company recorded income tax expense from continuing operations of $6.6 million on income before taxes of $33.6 million. For the prior year period, the Company reported an income tax benefit from continuing operations of $185.2 million on a loss before taxes of $53.1 million, primarily due to the release of certain valuation allowances for the U.S. and certain foreign jurisdictions in the amount of $112.7 million and $18.2 million, respectively.

Income from Continuing Operations

Income from continuing operations was $27.0 million, or $0.23 per diluted share, compared to income of $132.1 million, or $1.47 per diluted share in the prior-year period.

Net Income

Net income was $26.9 million, or $0.23 per diluted share, compared to net income of $132.0 million, or $1.47 per diluted share, in the prior-year period.

Segment Discussion

	Nine Months Ended September 30, 2013			Amount of Change
	Net Sales	Segment Operating Income (A)	Operating Income Margin	Net Sales	Net Sales	Segment Operating Income	Segment Operating Income	Margin Points

(in millions of dollars)				$	%	$	%
ACCO Brands North America	$771.8	$61.6	8.0%	$33.9	5%	$11.5	23%	120
ACCO Brands International	378.3	32.3	8.5%	14.4	4%	0.4	1%	(30)
Computer Products	111.3	9.1	8.2%	(15.7)	(12)%	(16.1)	(64)%	(1,160)
Total segment	$1,261.4	$103.0		$32.6		$(4.2)

	Nine Months Ended September 30, 2012
	Net Sales	Segment Operating Income (A)	Operating Income Margin

(in millions of dollars)
ACCO Brands North America	$737.9	$50.1	6.8%
ACCO Brands International	363.9	31.9	8.8%
Computer Products	127.0	25.2	19.8%
Total segment	$1,228.8	$107.2
(A)     Segment operating income excludes corporate costs; Interest expense, net; Equity in earnings of joint ventures and Other expense, net. See Note 15, Information on Business Segments, to our condensed consolidated financial statements contained in Item 1 of this report for a reconciliation of total Segment operating income to Income (loss) from continuing operations before income tax.

ACCO Brands North America

ACCO Brands North America net sales increased $33.9 million, or 5%, to $771.8 million, compared to $737.9 million in the prior-year period. The acquisition of Mead C&OP contributed sales of $88.9 million with nine months of results included in the current year and only five months of results in the prior year. The underlying decline of $55.0 million includes unfavorable currency translation of $2.2 million. The decline was driven by soft consumer demand, consumers purchasing more lower-priced products, lost placement with some customers and reduced customer inventory levels. The exit from unprofitable business contributed $19.4 million of the decline.

ACCO Brands North Americas operating income increased $11.5 million, or 23%, to $61.6 million compared to $50.1 million in the prior-year period, and operating income margin increased to 8.0% from 6.8% in the prior-year period. The improvement was due to the absence of $11.5 million of amortization of step-up in inventory value related to the Merger, $4.2 million of lower restructuring and integration charges in the current year and from synergies and productivity savings. Partially offsetting the improvement were lower sales volume and $1.8 million of costs related to the relocation of our corporate headquarters.

ACCO Brands International

ACCO Brands International net sales increased $14.4 million, or 4%, to $378.3 million compared to $363.9 million in the prior-year period. The acquisition of Mead C&OP contributed sales of $37.3 million with nine months included in the current year and only five in the prior year. The underlying decline of $22.9 million includes unfavorable currency translation of $12.3 million, or 3%. More than half of the underlying decline was in Europe, primarily in the first quarter due to adverse market conditions driving weak consumer demand and $3.6 million of unprofitable business that was exited. Additionally, sales fell $7.4 million in all other markets, except Brazil which has grown by $6.5 million, primarily due to higher pricing.

ACCO Brands International operating income increased $0.4 million, or 1%, to $32.3 million compared to $31.9 million in the prior-year period, and operating income margin decreased to 8.5% from 8.8% in the prior-year period. Foreign currency translation negatively impacted results by $1.4 million, or 4%. The underlying improvement (exclusive of currency translation) of $1.8 million reflects productivity savings, lower pension expenses, a $2.6 million gain on the sale of a facility and the absence of $1.8 million in amortization of the step-up in inventory value related to the Merger included in the prior year, and was partially offset by lower underlying sales, higher restructuring charges and inefficiencies incurred due to the shut-down of a manufacturing facility.

Computer Products Group

Computer Products Group net sales decreased $15.7 million, or 12%, to $111.3 million compared to $127.0 million in the prior-year period. Volume decreased 10% driven by declines in PC shipments, particularly laptops, which impacted sales demand for security products and PC accessories and lower market share due to increased competition in the tablet and smart phone accessory space. Also contributing to the decline was the later timing of new mobile device launches from manufacturers, which drive demand for mobile accessories. Lower net pricing due to promotions and the loss of $2.2 million in royalty income from security products unfavorably impacted sales by 3%.

Computer Products Group operating income decreased $16.1 million, or 64% to $9.1 million, compared to $25.2 million in the prior-year period, and operating margin decreased to 8.2% from 19.8% in the prior-year period. The decline in operating income and margin was primarily due to lower sales, lower pricing (including royalties), higher inventory obsolescence expenses and increased restructuring charges.

Liquidity and Capital Resources

As of September 30, 2013, our primary liquidity needs are to service indebtedness, pay down debt, fund capital expenditures and support working capital requirements. Our principal sources of liquidity are cash flows from operating activities, cash and cash equivalents held and seasonal borrowings under our Revolving Facility. We maintain adequate financing arrangements at market rates. Because of the seasonality of our business we typically carry greater cash balances in the first, second and third quarters of our fiscal year. Lower cash balances are typically carried during the fourth quarter due to the absorption of our cash in Brazil into working capital to support the combined impact of the back-to-school season coinciding with the calendar year-end in the fourth quarter. Due to various tax laws, it is costly to transfer short-term working capital in and out of Brazil. Our normal practice is therefore to hold seasonal cash requirements within Brazil, invested in Brazilian government securities. Our priority for all other cash flow use over the near term, after funding required capital expenditures and working capital requirements, is debt reduction, and investment in new products through both organic development and acquisitions.

Effective May 13, 2013 (the “Effective Date”), the Company entered into an Amended and Restated Credit Agreement (the “Restated Credit Agreement”) among the Company, certain subsidiaries of the Company, Bank of America, N.A., as administrative agent, and the other agents and lenders party thereto. The Restated Credit Agreement amended and restated the Company's existing credit agreement, dated as of March 26, 2012, as amended (the “2012 Credit Agreement”), that had been entered into in connection with the Company's acquisition of Mead C&OP. In addition, immediately prior to the effectiveness of the Restated Credit Agreement, the Company entered into a Second Amendment, dated as of May 13, 2013 (the “Second Amendment ”), to the 2012 Credit Agreement in order to facilitate the entry into and obtain certain lender consents for the Restated Credit Agreement.

The Restated Credit Agreement provides for a $780 million, five-year senior secured credit facility, which consists of a $250.0 million multi-currency revolving credit facility, due May 2018 (the “Revolving Facility”) and a $530.0 million U.S.-dollar denominated Senior Secured Term Loan A, due May 2018 (the “Restated Term Loan A"). Specifically, in connection with the Restated Credit Agreement, the Company:

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

•
replaced the $250.0 million revolving credit facility under the 2012 Credit Agreement with the Revolving Facility, under which $47.3 million was outstanding immediately following the Effective Date; and

•	prior to the Effective Date, the Company's Canadian-dollar denominated Senior Secured Term Loan A, due May 2017, that had been drawn under the 2012 Credit Agreement was fully repaid.

The current senior secured credit facilities have a weighted average interest rate of 2.52% as of September 30, 2013 and our senior unsecured notes have an interest rate of 6.75%.

As of September 30, 2013, there were borrowings of $1.7 million under our $250.0 million Revolving Facility. The amount available for borrowings was $237.8 million (allowing for $10.5 million of letters of credit outstanding on that date).

Cash Flow for the nine months ended September 30, 2013 versus nine months ended September 30, 2012

Cash Flow from Operating Activities

For the nine months ended September 30, 2013 cash provided by operating activities was $125.2 million compared to a use of $80.3 million in the prior-year period. Net income in 2013 was $26.9 million, compared to $132.0 million in 2012. The 2012 net income includes non-cash income from the release of income tax valuation allowances of $130.9 million.

Cash provided by operating activities during the nine months ended September 30, 2013 was $125.2 million. The net cash inflow is primarily from cash generated by net working capital (accounts receivable, inventories and accounts payable) of $75.3 million, of which $85.5 million is related to collections of customer accounts receivable. The use of cash for inventory of $30.9 million is the result of inventory purchases in preparation for seasonal fourth quarter sales, largely in certain foreign operations in association with the back-to-school selling season. Such purchasing activity and continued focus on extended payment terms resulted in a cash source from accounts payable of $20.7 million. In addition, cash interest payments in 2013 were $31.7 million, compared to $53.1 million in the prior-year period (prior to our refinancing and change in payment schedule). Other significant cash payments in 2013 include income tax payments of $23.9 million, which was higher than the $22.1 million paid in 2012, due to U.S. tax payments on the combined U.S. taxable income, partly offset by lower foreign taxes paid. In addition, cash contributions to the Company's pension plans were $12.9 million in 2013, which are lower than the $17.5 million contributed in 2012 primarily due to settlement of a U.S. retirement plan in that year.

During the nine months ended September 30, 2012 the use of cash by operating activities was $80.3 million. This result included net income and cash flows associated with Mead C&OP since the May 1, 2012 Merger date, as well as cash payments of $15.0 million related to the transaction and $62.1 million related to debt extinguishment and refinancing. The net cash outflow also included a use from net working capital (accounts receivable, inventories and accounts payable) of $83.0 million, of this $66.0 million was related to increased accounts receivable driven by strong sales of back-to-school products during the second and third quarters, and the timing of acquisition for Mead C&OP, which was after the first quarter collections had been completed. The use of cash for accounts payable of $16.9 million reflected lower inventory purchases, primarily in Mead C&OP as a result of acquisition timing, and following completion of the back-to-school selling season.

The table below shows our cash flow from accounts receivable, inventories and accounts payable for the nine months ended September 30, 2013 and 2012, respectively:

	Nine Months Ended
(in millions of dollars)	September 30, 2013	September 30, 2012
Accounts receivable	$85.5	$(66.0)
Inventories	(30.9)	(0.1)
Accounts payable	20.7	(16.9)
Cash flow provided by net working capital	$75.3	$(83.0)

Cash Flow from Investing Activities

Cash used by investing activities was $27.4 million and $414.3 million for the nine months ended September 30, 2013 and 2012, respectively. The 2012 cash outflow reflects $401.4 million of net cash paid for Mead C&OP. Gross capital expenditures were $30.2 million and $18.0 million for the nine months ended September 30, 2013 and 2012, respectively. The increase in expenditures in 2013 reflects the acquisition of Mead C&OP, including capital investments associated with the Company's new headquarters, integration-related spending in association with the relocation of our Day-Timer's operations to other Company locations and increased information technology related investments.

Cash Flow from Financing Activities

Cash used by financing activities for the nine months ended September 30, 2013 was $75.3 million, and reflects borrowings on long-term debt facilities of $530.0 million, and net of debt repayments of the Company's new and previously existing debt facilities of $601.5 million, as well as $4.3 million of debt issuance payments. Cash provided by financing activities in 2012 was $498.7 million, and included proceeds from new debt facilities of $1.27 billion, offset by repayments of the Company's previously existing debt facilities of $733.9 million and debt issuance payments of $37.9 million.

Capitalization

The Company had approximately 113.6 million common shares outstanding as of September 30, 2013.
Loan Covenants

As of and for the period ended September 30, 2013, the Company was in compliance with all applicable loan covenants.

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

See Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. There have been no material changes to Foreign Exchange Risk Management or Interest Rate Risk Management in the quarter ended September 30, 2013 or through the date of this report.

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

(b) Changes in Internal Control Over Financial Reporting.

There has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2013, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

In January of 2013, Tilibra filed a protest disputing the tax assessment at the first administrative level of appeal within the FRD. We believe that we have meritorious defenses and intend to vigorously contest this matter; however, there can be no assurances that we will ultimately prevail. We are in the early stages of the process to challenge the FRD's tax assessment, and the ultimate outcome will not be determined until the Brazilian tax appeal process is complete, which is expected to take many years. In October 2013, the Company received the assessment from FRD for the 2008-2010 tax years and it intends to likewise challenge the new assessment. In addition, Tilibra's 2011-2012 tax years remain open and subject to audit, and there can be no assurances that we will not receive additional tax assessments regarding the goodwill deducted for the Tilibra acquisition for one or more of those years. If the FRD's initial position is ultimately sustained, the amount assessed would adversely affect our reported cash flow in the year of settlement.

Because there is no settled legal precedent on which to base a definitive opinion as to whether we will ultimately prevail, the Company considers the outcome of this dispute to be uncertain. Since it is not more likely than not that we will prevail, in the fourth quarter of 2012, we recorded a reserve in the amount of $44.5 million (which included the 2008-2012 tax years that could also be assessed and interest and penalties accumulated through December 2012) in consideration of this matter. In addition, the Company will continue to accrue interest related to this matter until such time as the outcome is known or until evidence is presented that we are more likely than not to prevail. During the three and nine months ended September 30, 2013 we accrued additional interest of $0.3 million and $1.0 million, respectively.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Annual Report”). The risk factors described in our 2012 Annual Report, as updated and supplemented below, could materially adversely affect our business, financial condition or future results. These risks, however, are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently consider immaterial also may materially adversely affect our business, financial condition and/or operating results.
The following risk factors update and supersede, in their entirety, the similarly captioned risk factors contained in the 2012 Annual Report under “Risks Related to Our Business”:
Our business depends on a limited number of large and sophisticated customers, and a substantial reduction in sales to one or more of these customers could significantly impact our operating results.

Historically, the office products industry has been characterized by a small number of major customers, principally office products superstores (which combine contract stationers, retail and mail order), office products resellers and mass merchandisers. More recently, other outlets, including drug store chains and online merchants have surfaced as meaningful competitors to certain of the Company's customers and the market share of the office products superstores is contracting.

A relatively limited number of customers account for a large percentage of our total net sales. Our top ten customers accounted for 53% of our net sales for the fiscal year ended December 31, 2012. Sales to Staples, our largest customer, during the same period amounted to approximately 13% of our 2012 net sales. Giving effect to the proposed merger agreement entered into between Office Depot and Office Max as if the contemplated merger had occurred on January 1, 2012, our sales to the combined companies and their subsidiaries would have represented approximately 15% of our 2012 net sales. Our large customers have the ability to obtain favorable terms, to directly source their own private label products and to create and support new and competing suppliers. In addition, increased competition is affecting the market share of some of these same customers and we may not participate as a vendor to some or all of our customer's competitors. The loss of, or a significant reduction in, business from one or more of our major customers could have a material adverse effect on our business, financial condition and results of operations.

Our customers may further consolidate, which could adversely impact our sales, margins and results of operation.

Our customers have steadily consolidated over the last two decades. Recently, two of our large customers, Office Depot and Office Max, announced that they had entered into a merger agreement. While management currently expects the near term effects on our business of the proposed merger, if consummated, would be realized primarily in the retail channel, which only represents approximately one-third of our business with these customers, there can be no assurance that the combination of these two large customers will not adversely affect our business and results of operations. Additionally, we anticipate that after consummation of the merger, the combined companies will move to consolidate operations as well as vendors which could adversely affect their purchases from us and our margins. Finally, there can be no assurance that following consolidation these and other large customers will continue to buy from us across different product segments or geographic regions, or at the same levels as prior to consolidation, which could negatively impact our financial results. Further, if the industry consolidation trend continues, it is likely to result in further pressures that could reduce margins and sales and have a material adverse affect on our business, financial condition and results of operations.

Challenges related to the highly competitive business segments in which we operate could have a negative effect on our ongoing operations, revenues, results, cash flows or financial position.

We operate in highly competitive business segments that face a number of challenges, including competitors with strong brands or brand recognition, significant private label producers, imports from a range of countries, low entry barriers, sophisticated and large buyers of office products, and potential substitution from a range of products and services including electronic, digital or web-based products that can replicate or render obsolete or less desirable some of the products we sell. In particular, our business is likely to be affected by: (1) the decisions and actions of our major customers, including their decisions on whether to increase their purchases of private label products or otherwise change product assortments; (2) decisions of current and potential suppliers of competing products on whether to take advantage of low entry barriers to expand their production or lower prices; and (3) the decisions of end-users of our products to expand their use of lower priced, substitute or alternative products and, in particular, to shift their use of time management and planning products toward electronic and other substitutes. In addition, our competitive position depends on continued investment in innovation and product development, manufacturing and sourcing, quality standards, marketing and customer service and support. Our success will depend in part on our ability to anticipate and offer products that appeal to the changing needs and preferences of our customers and end-users in a market where many of our product categories are affected by continuing improvements in technology and shortened product lifecycles and others are experiencing secular declines. We may not have sufficient resources to make the investments that may be necessary to anticipate or react to those changing needs, and we may not identify, develop and market products successfully or otherwise be successful in maintaining our competitive position.

Our Computer Products Group faces additional competitive challenges due to the nature of its business which is characterized by rapid change, including changes in technology, short product life cycles and a dependency on the introduction by third party manufacturers of new equipment which drives demand for accessories sold by the Company. In order to compete successfully, the Company needs to anticipate and bring to market innovative new accessories in a timely and effective way which requires significant skills and investment. We may not have sufficient market intelligence, talent or resources to successfully meet these challenges. Additionally, the short product life cycle increases the risk of product obsolescence. Rapid changes in technology, the market or demand for PCs and mobile devices as well as a delay in the introduction of new technology and our ability to anticipate and respond to these changes and delays could materially and adversely affect the demand for our products and have a material adverse effect on the business, financial condition and results of operations of our Computer Products Group segment.

Finally, our customers also operate in a very competitive environment. The loss of market share by one or more of our large customers or the shift of market share away from the traditional office product superstores and office product resellers towards mass merchandisers, online merchants and other competitors (with whom we may do a smaller volume of business) could adversely affect our sales and margins and have a material adverse effect on our business, financial condition and results of operations.

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

31.1        Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2        Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1        Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

32.2        Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows and (v) related notes to those financial statements*

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
Thomas P. O’Neill, Jr.
Senior Vice President, Finance and Accounting (principal accounting officer)
Date: October 31, 2013

EXHIBIT INDEX
 Exhibit
Number        Description of Exhibit

31.1        Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2        Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1        Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

32.2        Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows and (v) related notes to those financial statements*

*	Filed herewith.

**	Furnished herewith.