Form 10-K
period 2013-12-31
ACCO BRANDS Corp
filed 2014-02-25
CIK 712034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________________________________________
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2013

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☑
As of June 30, 2013, the aggregate market value of the shares of Common Stock held by non-affiliates of the registrant was approximately $551.9 million. As of February 3, 2014, the registrant had outstanding 113,721,937 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be issued in connection with registrant’s annual stockholder’s meeting expected to be held on May 13, 2014 are incorporated by reference into Part III of this report.

Cautionary Statement Regarding Forward-Looking Statements
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
The factors that could affect our results or cause plans, actions and results to differ materially from current expectations are detailed in this report, including under “Part I, Item 1. Business,” “Part I, Item 1A. Risk Factors” and the financial statement line item discussions set forth in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and from time to time in our other SEC filings.

Website Access to Securities and Exchange Commission Reports
The Company’s Internet website can be found at www.accobrands.com. The Company makes available free of charge on or through its website its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as practicable after the Company files them with, or furnishes them to, the Securities and Exchange Commission. We also make available the following documents on our Internet website: the Audit Committee Charter; the Compensation Committee Charter; the Corporate Governance and Nominating Committee Charter; the Finance and Planning Committee Charter; the Executive Committee Charter; our Corporate Governance Principles; and our Code of Business Conduct and Ethics. The Company’s Code of Business Conduct and Ethics applies to all of our directors, officers (including the Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer) and employees. You may obtain a copy of any of the foregoing documents, free of charge, if you submit a written request to ACCO Brands Corporation, Four Corporate Drive, Lake Zurich, IL. 60047, Attn: Investor Relations.

PART I

ITEM 1. BUSINESS

As used in this Annual Report on Form 10-K for the fiscal year ended December 31, 2013, the terms "ACCO Brands," "ACCO", the "Company," "we" "us," and "our" refer to ACCO Brands Corporation, a Delaware corporation incorporated in 2005, and its consolidated domestic and international subsidiaries.

Overview

ACCO Brands is a leading global manufacturer and marketer of office, school and calendar products and select computer and electronic accessories. Approximately 80% of our net sales come from brands that occupy the number one or number two positions in the select markets in which we compete. We sell our products to consumers and commercial end-users primarily through resellers, including traditional office resellers, wholesalers, retailers and e-tailers. We design, develop, manufacture and market a wide variety of traditional and computer-related office products, school supplies and paper-based calendar products. Through a focus on research, marketing and innovation, we seek to develop new products that meet the needs of our consumers and commercial end-users. We compete through a balance of product innovation, category management, a low-cost operating model and an efficient supply chain. We sell our products primarily to markets located in the United States, Northern Europe, Canada, Australia, Brazil and Mexico. The majority of our revenue is concentrated in geographies where demand for our product categories is in mature stages, but we see opportunities to grow sales through share gains, channel penetration and new products. We expect to derive growth in faster growing emerging geographies where demand in the product categories in which we compete is strong, such as in Latin America and parts of Asia and Eastern Europe. Key drivers of demand for office and school products have included trends in white collar employment levels, education enrollment levels, gross domestic product (GDP), growth in the number of small businesses and home offices, as well as consumer usage trends for our product categories.

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

We utilize a combination of manufacturing and third-party sourcing to procure our products, depending on transportation costs, service needs and direct labor costs associated with each product. We currently manufacture approximately half of our products and source the remaining half of our products, primarily from Asia.

On May 1, 2012, we completed the merger ("Merger") of the Mead Consumer and Office Products Business (“Mead C&OP”) with a wholly-owned subsidiary of the Company. Accordingly, the results of Mead C&OP are included in our consolidated financial statements from the date of the Merger.

For further information on the Merger with Mead C&OP see "Note 3. Acquisitions" to the consolidated financial statements contained in Item 8 of this report.

Reportable Segments

ACCO Brands is organized into three business segments: ACCO Brands North America, ACCO Brands International and Computer Products Group. Our three business segments are described below.

ACCO Brands North America and ACCO Brands International

ACCO Brands North America and ACCO Brands International manufacture, source and sell traditional office products, school supplies and calendar products. ACCO Brands North America comprises the U.S. and Canada, and ACCO Brands International comprises the rest of the world, principally Europe, Latin America, Australia, and Asia-Pacific.

Our office, school and calendar product lines use name brands such as AT-A-GLANCE®, Day-Timer®, Five Star®, GBC®, Hilroy, Marbig, Mead®, NOBO, Quartet®, Rexel, Swingline®, Tilibra, Wilson Jones® and many others. Products and brands are not confined to one channel or product category and are sold based on end-user preference in each geographic location.

The majority of our office products, such as stapling, binding and laminating equipment and related consumable supplies, shredders and whiteboards, are used by businesses. Most of these end-users purchase their products from our customers, which include commercial contract stationers, mass merchandisers, retail superstores, wholesalers, resellers, e-tailers, club stores and dealers. We also supply some of our products directly to large commercial and industrial end-users and provide business machine maintenance and certain repair services.

Our school products include notebooks, folders, decorative calendars, and stationery products. We distribute our school products primarily through traditional and online retail, mass merchandisers, grocery, drug and office superstore channels. We also supply private label products within the school products sector.

Our calendar products are sold throughout all channels where we sell office or school products, as well as direct to consumers.

Computer Products Group

Our Computer Products Group designs, sources, distributes, markets and sells accessories for laptop and desktop computers and tablets and smartphones. These accessories primarily include security products, tablet covers and keypads, smartphone accessories, power adapters, input devices such as mice, laptop computer carrying cases, hubs, docking stations and ergonomic devices. We sell these products mostly under the Kensington®, Microsaver® and ClickSafe® brand names, with the majority of our revenue coming from the U.S. and Western Europe. Our computer products are manufactured by third-party suppliers, principally in Asia, and are distributed from our regional facilities. Our computer products are sold primarily to consumer electronics retailers, information technology value-added resellers, original equipment manufacturers and office products retailers.

For further information on our business segments see "Note 16. Information on Business Segments" to the consolidated financial statements contained in Item 8 of this report.

Customers/Competition

Our sales are generated principally in North America, Europe, Latin America and Australia. For the year ended December 31, 2013, these markets represented 54%, 14%, 13% and 7% of net sales, respectively. Our top ten customers accounted for 51% of net sales for the year ended December 31, 2013. Sales to Staples, our largest customer, amounted to approximately 13% of consolidated net sales for each of the years ended 2013, 2012 and 2011. Sales for Office Depot, our second largest customer, amounted to approximately 11% of consolidated net sales for the year ended 2011. Sales to no other customers exceeded 10% of consolidated sales for any of the last three years. Giving effect to the recently completed merger between Office Depot and OfficeMax, as if the merger and the sale of its joint venture, Office Depot de Mexico, had both occurred on January 1, 2013, our sales to the combined companies and their subsidiaries would have represented approximately 13% of our 2013 sales.

The customer base to which we sell our products is primarily made up of large global and regional resellers of our products. Mass and retail channels primarily sell to individual consumers but also to small businesses. Office superstores primarily sell to commercial customers but also to individual consumers and small businesses at their retail stores. As a result, there is no clear correlation between product, consumer or distribution channel. We also sell to commercial contract stationers, wholesalers, distributors, e-tailers, and independent dealers. Over half of our product sales by our customers are to business end-users, who generally seek premium products that have added value or ease-of-use features and a reputation for reliability, performance and professional appearance. Some of our binding and laminating equipment products are sold directly to high-volume end-users and commercial reprographic centers. We also sell calendar products direct to consumers.

Current trends among our customers include fostering high levels of competition among suppliers, demanding innovative new products and requiring suppliers to maintain or reduce product prices and deliver products with shorter lead times and in smaller quantities. Other trends are for retailers to import generic products directly from foreign sources and sell those products, which compete with our products, under the customers' own private-label brands. The combination of these market influences, along with a recent and continuing trend of consolidation among resellers, has created an intensely competitive environment in which our principal customers continuously evaluate which product suppliers they use. This results in pricing pressures, the need for stronger end-user brands, broader product penetration within categories, the ongoing introduction of innovative new products and continuing improvements in customer service. See also "Item 1A. Risk Factors - Challenges related to the highly competitive business segments in which we operate could have a negative effect on our ongoing operations, revenues, results, cash flows or financial position" and "The market for products sold by our Computer Products Group is rapidly changing and highly competitive."

Competitors of our ACCO Brands North America and ACCO Brands International segments include 3M, Blue Sky, Carolina Pad, CCL Industries, Dominion Blueline, Esselte, Fellowes, Franklin Covey, Hamelin, House of Doolittle, Newell Rubbermaid,

RR Donnelley, Smead, Spiral Binding, Tops Products and numerous private label suppliers and importers. Competitors of the Computer Products Group include Belkin, Fellowes, Logitech, Targus and Zagg.

Certain financial information for each of our business segments and geographic regions is incorporated by reference to "Note 16. Information on Business Segments" to the consolidated financial statements contained in Item 8 of this report.

Product Development and Product Line Rationalization

Our strong commitment to understanding our consumers and defining products that fulfill their needs drives our product development strategy, which we believe is and will continue to be a key contributor to our success. Our new products are developed from our own consumer understanding, our own research and development or through partnership initiatives with inventors and vendors. Costs related to consumer research and product research when paid directly by ACCO Brands are included in marketing costs and research and development expenses, respectively. Research and development expenses amounted to $22.5 million, $20.8 million and $20.5 million for the years ended December 31, 2013, 2012 and 2011, respectively. As a percentage of sales, research and development expenses were 1.3%, 1.2%, 1.6% for the years ended December 31, 2013, 2012 and 2011, respectively.

Our product line strategy includes the divestiture of businesses and rationalization of product offerings that do not meet our long-term strategic goals and objectives, including financial objectives. We consistently review our businesses and product offerings, assess their strategic fit and seek opportunities to divest nonstrategic businesses. The criteria we use in assessing the strategic fit include: the ability to increase sales for the business; the ability to create strong, differentiated brands; the importance of the business to key customers; the business's relationship with existing product lines; the impact of the business to the market; and the business's actual and potential impact on our operating performance. As a result of this review process, during 2013 we exited certain unprofitable business in the amount of approximately $26.0 million in the North American market and we exited certain unprofitable business in the European market of approximately $3.6 million and $32 million in 2013 and 2012, respectively.

Raw Materials

The primary materials used in the manufacturing of many of our products are plastics, resin, polyester and polypropylene substrates, paper, steel, wood, aluminum, melamine, zinc and cork. These materials are available from a number of suppliers, and we are not dependent upon any single supplier for any of these materials. In general, our gross profit may be affected from time to time by fluctuations in the prices of these materials because our customers require advance notice and negotiation to pass through raw material price increases, giving rise to a delay before cost increases can be passed on to our customers. The raw materials costs we incur are subject to price increases that could adversely affect our profitability. Based on experience, we believe that adequate quantities of these materials will be available in the foreseeable future. A portion of the products we sell are sourced from China and other Far Eastern countries and are also affected by fluctuations in the prices of these raw materials. In addition a significant portion of the products we source and sell in our international markets are paid for in U.S. dollars. Thus, movements of their local currency to the U.S. dollar have the same impacts as raw material price changes and we adjust our pricing in these markets to reflect these currency changes. See also "Item 1A. Risk Factors - The raw materials and labor costs we incur are subject to price increases that could adversely affect our profitability."

Supply

Our products are either manufactured or sourced to ensure that we supply our customers with appropriate customer service, quality products, innovative solutions and attractive pricing. We have built a customer-focused business model with a flexible supply chain to ensure that these factors are appropriately balanced. Using a combination of manufacturing and third-party sourcing also enables us to reduce our costs and effectively manage our production assets by lowering capital investment and working capital requirements. Our strategy is to manufacture those products that would incur a relatively high freight and/or duty expense or have high service needs and source those products that have a high proportion of direct labor cost. Low-cost sourcing primarily comes from China, but we also source from other Far Eastern countries and Eastern Europe.

Seasonality

Historically, our business has increased volume in the third and fourth quarters of the calendar year. Two principal factors contribute to this seasonality: (1) the office products industry, its customers and ACCO Brands specifically are major suppliers of products related to the "back-to-school" season, which occurs principally from June through September for our North American business and from November through January for our Australian and Brazilian businesses; and (2) our offering includes several products which lend themselves to calendar year-end purchase timing, including AT-A-GLANCE® and Day-Timer® planners, paper organization and storage products (including bindery) and Kensington computer accessories, which have higher sales in the fourth-quarter driven by traditionally strong fourth-quarter sales of personal computers, tablets and smartphones. As a result, we historically have generated, and expect to continue to generate, most of our earnings in the second half of the year and much of our cash flow in the first, third and fourth quarters as receivables are collected. See also "Item 1A. Risk Factors - Our business is subject to risks associated with seasonality, which could adversely affect our cash flow, results of operations, and financial condition."

Intellectual Property

We have many patents, trademarks, brand names and trade names that are, in the aggregate, important to our business. The loss of any individual patent or license, however, would not be material to us taken as a whole. Many of ACCO Brands' trademarks are only important in particular geographic markets or regions. Our principal registered trademarks are: ACCO®, AT-A-GLANCE®, ClickSafe®, Day-Timer®, Five Star®, GBC®, Hilroy, Kensington®, Marbig, Mead®, MicroSaver® NOBO, Quartet®, Rexel, Swingline®, Tilibra, and Wilson Jones®.

Environmental Matters

We are subject to federal, state and local laws and regulations concerning the discharge of materials into the environment and the handling, disposal and clean-up of waste materials and otherwise relating to the protection of the environment. It is not possible to quantify with certainty the potential impact of actions regarding environmental matters, particularly remediation and other compliance efforts that we may undertake in the future. In the opinion of our management, compliance with the present environmental protection laws, before taking into account estimated recoveries from third parties, will not have a material adverse effect upon our capital expenditures, financial condition, results of operations or competitive position. See also "Item 1A. Risk Factors - We are subject to global environmental regulation and environmental risks as well as product content and product safety laws and regulations".

Employees

As of December 31, 2013, we had approximately 5,470 full-time and part-time employees. There have been no strikes or material labor disputes at any of our facilities during the past five years. We consider our employee relations to be good.

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

For further information on discontinued operations see "Note 19. Discontinued Operations" to the consolidated financial statements contained in Item 8 of this report.

For a description of certain factors that may have had, or may in the future have, a significant impact on our business, financial condition or results of operations, see "Item 1A. Risk Factors."

Executive Officers of the Company
The following sets forth certain information with regard to our executive officers as of February 22, 2014 (ages are as of December 31, 2013).

Mark C. Anderson, age 51

•	2007 - present, Senior Vice President, Corporate Development

•	Joined the Company in 2007

Boris Elisman, age 51

•	2013 - present, President and Chief Executive Officer

•	2010 - 2013, President and Chief Operating Officer

•	2008 - 2010, President, ACCO Brands Americas

•	2008 - 2008, President, Global Office Products Group

•	2004 - 2008, President, Computer Products Group

•	Joined the Company in 2004

Neal V. Fenwick, age 52

•	2005 - present, Executive Vice President and Chief Financial Officer

•	1999 - 2005, Vice President Finance and Administration, ACCO World

•	1994 - 1999 Vice President Finance, ACCO Europe

•	Joined the Company in 1984

Christopher M. Franey, age 57

•	2010 - present, Executive Vice President; President, Computer Products Group

•	2010 - 2013, Executive Vice President; President, ACCO Brands International and President, Computer Products Group

•	2008 - 2010, President, Computer Products Group

•	Joined the Company in 2008

Ralph P. Hargrow, age 61

•	2013 - present, Senior Vice President and Chief People Officer

•	2005 - 2013, Global Chief People Officer, Molson Coors Brewing Company

•	Joined the Company in August 2013

Robert J. Keller, age 60

•	2013 - present, Executive Chairman

•	2008 - 2013, Chairman and Chief Executive Officer

•	2004 - 2008, President and Chief Executive Officer, APAC Customer Services, Inc.

•	Joined the Company in 2008

Gregory J. McCormack, age 50

•	October 2013 - present, Senior Vice President, Global Products

•	2012 - 2013, Senior Vice President, Operations, ACCO Brands Emerging Markets

•	2010 - 2012, Senior Vice President, Operations - ACCO Brands International

•	2008 - 2010, Senior Vice President, Operations, Americas

•	Joined the Company in 1996

Neil A. McLachlan, age 57

•	2012 - present, Executive Vice President; President, International

•	1999 - 2012, President, Consumer and Office Products Group, MeadWestvaco Corporation

•	Joined the Company in 2012

Thomas P. O'Neill, Jr, age 60

•	2008 - present, Senior Vice President, Finance and Accounting

•	2005 - 2008, Vice President, Finance and Accounting

•	Joined the Company in 2005

Pamela R. Schneider, age 54

•	2012 - present, Senior Vice President, General Counsel and Secretary

•	2010 - 2012, General Counsel, Accertify, Inc.

•	2008 - 2010, Executive Vice President, General Counsel and Secretary, Movie Gallery, Inc. (filed for Chapter 11 in February 2010)

•	2005 - 2008, Senior Vice President, General Counsel and Secretary, APAC Customer Services, Inc.

•	Joined the Company in 2012

Thomas W. Tedford, age 43

•	2010 - present, Executive Vice President; President, ACCO Brands U.S. Office and Consumer Products

•	2010 - 2010, Chief Marketing and Product Development Officer

•	2007 - 2010, Group Vice President, APAC Customer Services, Inc.

•	Joined the Company in 2010

ITEM 1A. RISK FACTORS
The factors that are discussed below, as well as the matters that are generally set forth in this Annual Report on Form 10-K and the documents incorporated by reference herein, could materially and adversely affect the Company’s business, results of operations and financial condition.

Our business depends on a limited number of large and sophisticated customers, and a substantial reduction in sales to one or more of these customers could significantly impact our operating results.

A relatively limited number of customers account for a large percentage of our total net sales. Our top ten customers accounted for 51% of our sales for the fiscal year ended December 31, 2013. Sales to Staples, our largest customer, during the same period amounted to approximately 13% of our 2013 sales. Giving effect to the recently completed merger between Office Depot and OfficeMax, as if the merger and the sale of its joint venture, Office Depot de Mexico, had both occurred on January 1, 2013, our sales to the combined companies and their subsidiaries would have represented approximately 13% of our 2013 sales. No other customers accounted for more than 10% of our sales for the fiscal year ended December 31, 2013.

Our large customers have the ability to obtain favorable terms, to directly source their own private label products and to create and support new and competing suppliers. The loss of, or a significant reduction in, business from one or more of our major customers could have a material adverse effect on our business, results of operations and financial condition.

Our customers may further consolidate, which could adversely impact our sales and margins.

Our customers have steadily consolidated over the last two decades. In the fourth quarter of 2013, two of our large customers, Office Depot and OfficeMax, completed their previously announced merger. Management currently expects the combined companies will take actions to harmonize pricing from their suppliers, close retail outlets and rationalize their supply chain which will negatively impact our sales and margins and adversely affect our business and results of operations. These adverse affects are expected to take several years to be fully realized. There can be no assurance that following consolidation these and other large customers will continue to buy from us across different product segments or geographic regions, or at the same levels as prior to consolidation, which could negatively impact our financial results. Further, if the industry consolidation trend continues, it is likely to result in further pressures that could reduce our margins and sales and have a material adverse affect on our business, results of operations and financial condition.

Challenges related to the highly competitive business segments in which we operate could have a negative effect on our ongoing operations, revenues, results, cash flows or financial position.

We operate in highly competitive business segments that face a number of challenges, including competitors with strong brands or brand recognition, significant private label producers, imports from a range of countries, low entry barriers, sophisticated and large buyers of office products, and potential substitution from a range of products and services including electronic, digital or web-based products that can replicate or render obsolete or less desirable some of the products we sell. In particular, our business is likely to be affected by: (1) the decisions and actions of our major customers, including their decisions on whether to increase their purchases of private label products or otherwise change product assortments; (2) decisions of current and potential suppliers of competing products on whether to take advantage of low entry barriers to expand their production or lower prices; and (3) the decisions of end-users of our products to expand their use of lower priced, substitute or alternative products and, in particular, to shift their use of time management and planning products toward electronic and other substitutes. In addition, our competitive position depends on continued investment in innovation and product development, manufacturing and sourcing, quality standards, marketing and customer service and support. Our success will depend in part on our ability to anticipate and offer products that appeal to the changing needs and preferences of our customers and end-users in a market where many of our product categories are affected by continuing improvements in technology and shortened product lifecycles and others are experiencing secular declines. We may not have sufficient resources to make the investments that may be necessary to anticipate or react to the changing needs, and we may not identify, develop and market products successfully or otherwise be successful in maintaining our competitive position.

Finally, our customers also operate in a very competitive environment. More recently, new outlets, including drug store chains and e-tailers have surfaced as meaningful competitors to certain of the Company's large customers and the market share of the office products superstores is contracting. The loss of market share by one or more of our large customers or the shift of market share away from the traditional office product superstores and office product resellers towards mass merchandisers, online merchants and other competitors (with whom we may do a smaller volume of business) could adversely affect our sales and margins and have a material adverse effect on our business, results of operations and financial condition.

The market for products sold by our Computer Products Group is rapidly changing and highly competitive.

Our Computer Products Group faces additional competitive challenges due to the nature of its business which is characterized by rapid change, including changes in technology, short product life cycles and a dependency on the introduction by third party manufacturers of new equipment which drives demand for accessories sold by the Company. In order to compete successfully, we need to anticipate and bring to market innovative new accessories in a timely and effective way which requires significant skills and investment. We may not have sufficient market intelligence, talent or resources to successfully meet these challenges. Additionally, the short product life cycle increases the risk of product obsolescence. Rapid changes in technology, the market or demand for PCs and mobile devices as well as a delay in the introduction of new technology and our ability to anticipate and respond to these changes and delays could materially and adversely affect the demand for our products and have a material adverse effect on the business, results of operations and financial condition of our Computer Products Group segment.

Sales of our products may be adversely affected by issues that affect business, commercial and consumer spending decisions during periods of economic uncertainty or weakness.

Sales of our products can be very sensitive to uncertain economic conditions, particularly in categories where we compete against private label, other branded and/or generic products that compete on price, quality, service or other grounds. In periods of economic uncertainty or weakness, the demand for our products may decrease, as businesses and consumers may seek or be forced to purchase more lower cost, private label or other economy brands, may more readily switch to electronic, digital or web-based products serving similar functions, or may forgo certain purchases altogether. As a result, adverse changes in economic conditions or sustained periods of economic uncertainty or weakness particularly in the U.S. and in other geographies where we operate could negatively affect our earnings and could have a material adverse effect on our business, results of operations, cash flows and financial position.

If we fail to realize the sales synergies and other revenue growth opportunities we anticipated in connection with the acquisition of Mead C&OP, we may not achieve the financial results that we expected as a result of the Merger.

Among the factors considered in connection with our acquisition of Mead C&OP were the opportunities for sales synergies and other revenue growth. We cannot predict with certainty if or when these sales synergies and growth opportunities may occur, or the extent to which they actually will be achieved. Realization of any synergies could be adversely affected by number of factors beyond our control, including, without limitation, deteriorating or anemic economic conditions, increased operating costs, increased competition and regulatory developments. If we fail to realize the sales synergies and other revenue growth opportunities we anticipated, we may not achieve the financial results that we expected as a result of the Merger.

We have identified a material weakness in our information technology general controls over financial reporting that, if not properly remediated, could materially adversely affect our operations and result in material misstatements of our financial statements.

As described in "Item 9A. Controls and Procedures" of this report, we have concluded that our internal control over financial reporting and our disclosure controls and procedures were ineffective as of December 31, 2013 because a material weakness existed in the information technology general controls related to the enterprise resource planning application for our recently acquired U.S. and Canadian Mead C&OP businesses.

The integration and transition associated with the acquisition of Mead C&OP, including those related to changes to, or implementation of critical information technology systems, required modifications to our internal control systems, processes and information technology systems. Failure to successfully complete the integration and transition could adversely affect our internal control over financial reporting, our disclosure controls and procedures and our ability to effectively and timely report our financial results. If we are unable to accurately report our financial results in a timely manner or are unable to remedy our existing material weakness, avoid future material weaknesses, and conclude that our internal control over financial reporting and disclosure controls and procedures are effective, our business, results of operation and financial condition, investor, supplier and customer confidence in our reported financial information, the market perception of our Company and/or the trading price of our common stock could be materially and adversely affected.

We rely extensively on information technology systems to operate, transact and otherwise manage our business. Any material failure, inadequacy, interruption or security failure of that technology or its infrastructure could materially adversely affect our business, results of operation or financial condition.

We rely extensively on our information technology systems, most of which are managed by third-party service providers, across our operations. Our ability to effectively manage our business and execute the production, distribution and sale of our products as well as our ability to manage and report our financial results and run other support functions depends significantly on the reliability and capacity of these systems and our third-party service providers. The failure of these systems to operate effectively, problems with transitioning to upgraded or replacement systems, or a breach in the security of these systems could disrupt service to our customers, negatively impact our ability to report our financial results in a timely and accurate manner and adversely affect our business, results of operations and financial condition.

Our information technology general controls are an important aspect of our internal control over financial reporting and our disclosure controls and procedures. Failure to successfully execute our IT general controls could adversely affect our internal control over financial reporting, our disclosure controls and procedures and our ability to effectively and timely report our financial results. If we are unable to accurately report our financial results in a timely manner or to conclude that our internal control over financial reporting and disclosure controls and procedures are effective, our business, results of operation and financial condition, investor, supplier and customer confidence in our reported financial information, the market perception of our Company and/or the trading price of our common stock could be materially and adversely affected.

Our growth strategy includes increased concentration in our emerging market geographies, which could create greater exposure to unstable political conditions, civil unrest or economic volatility.

An increasing percentage of the Company's sales are derived from emerging markets such as Latin America and Asia. Moreover, the profitable growth of our business in emerging markets is key to our long term growth strategy. If we are unable to successfully expand our businesses in emerging markets, or achieve the return on capital we expect as a result of our investments, our financial performance could be adversely affected.

Factors that could adversely affect our business results in these developing and emerging markets include: regulations on the transfer of funds to and from foreign countries, which, from time to time, result in significant cash balances in foreign countries and limitations on the repatriation of funds; currency hyperinflation or devaluation; the lack of well-established or reliable legal systems; and increased costs of business due to compliance with complex foreign and United States laws and regulations that apply to our international operations, including the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act. In addition, disruption in these markets due to adverse economic conditions, political instability or civil unrest could result in a decline in consumer purchasing power, thereby reducing demand for our products or otherwise having a material adverse effect on our business, results of operation and financial condition.

Litigation or legal proceedings could expose us to significant liabilities and damage our reputation.

In connection with our May 1, 2012 acquisition of Mead C&OP we assumed all of the tax liabilities for the acquired foreign operations. In December of 2012, the Federal Revenue Department of the Ministry of Finance of Brazil ("FRD") issued a tax assessment against our newly acquired indirect subsidiary, Tilibra Produtos de Papelaria Ltda. ("Tilibra"), which challenged the tax deduction of goodwill from Tilibra's taxable income for the year 2007. A second assessment challenging the deduction of goodwill from Tilibra's taxable income for the years 2008, 2009 and 2010 was issued by FRD in October 2013. The assessments seek payment of approximately R95.2 million ($40.4 million based on current exchange rates) of tax, penalties and interest.

Tilibra is disputing both of the tax assessments through established administrative procedures. We believe we have meritorious defenses and intend to vigorously contest these matters; however, there can be no assurances that we will ultimately prevail. We are in the early stages of the process to challenge the FRD's tax assessments, and the ultimate outcome will not be determined until the Brazilian tax appeal process is complete, which is expected to take a number of years. In addition, Tilibra's 2011-2012 tax years remain open and subject to audit, and there can be no assurances that we will not receive additional tax assessments regarding the goodwill deducted for the Tilibra acquisition for one or more of those years. If the FRD's initial position is ultimately sustained, the amount assessed would adversely affect our cash flow in the year of settlement.

Because there is no settled legal precedent on which to base a definitive opinion as to whether we will ultimately prevail, the Company considers the outcome of this dispute to be uncertain. Since it is not more likely than not that we will prevail, in the fourth quarter of 2012, we recorded a reserve in the amount of $44.5 million in consideration of this contingency, of which $43.3 million was recorded as an adjustment to the purchase price and included the 2008-2012 tax years plus interest and penalties through December 2012. In addition, the Company will continue to accrue interest related to this contingency until such time as the outcome is known or until evidence is presented that we are more likely than not to prevail. During 2013 and 2012, the Company accrued additional interest as a charge to current tax expense of $1.8 million and $1.2 million, respectively.

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

Risks associated with outsourcing the production of certain of our products could materially and adversely affect our business, results of operations and financial condition.

We outsource certain manufacturing functions to suppliers in China and other Asia-Pacific countries. Outsourcing generates a number of risks, including decreased control over the manufacturing process potentially leading to production delays or interruptions, inferior product quality control and misappropriation of trade secrets. In addition, performance issues with these suppliers could result in cost overruns, delayed deliveries, shortages, quality and compliance issues or other problems. Moreover, if one or more of our suppliers becomes insolvent, is unable or unwilling to continue to provide products of acceptable quality, at acceptable cost or in a timely manner, or if customer demand for our products increases, we may be unable to secure sufficient additional capacity from our current suppliers, or others, on commercially reasonable terms, if at all. Any of these events could negatively affect our ability to deliver our products and services to our customers, which could materially and adversely affect our business, results of operations and financial condition.

All of our suppliers must comply with our design and product content specifications, applicable laws, including product safety, security, labor and environmental laws, and otherwise be certified as meeting our and our customers' supplier codes of conduct. In addition, as we expect our suppliers to comply with, be responsive to our audits, and conform to our and our customers' expectations with respect to product safety, product quality and social responsibility, any failure to do so may result in our having to cease contracting with such supplier or cease production at a particular facility. Any need to identify and qualify substitute suppliers or facilities due to compliance issues could result in unforeseen operational problems, production delays and additional costs. Substitute suppliers might not be available or, if available, might be unwilling or unable to offer products on acceptable terms or in a timely manner. If our suppliers are unable to meet our and our customers' compliance and other requirements and otherwise comply with applicable laws our ability to deliver products and services to our customers could be severely impaired, which could materially and adversely affect our business, results of operations and financial condition.

Some of our suppliers are dependent upon other industries for raw materials and other products and services necessary to produce and provide the products they supply to us. Any adverse impacts to those industries could have a ripple effect on these suppliers, which could adversely impact their ability to supply us at levels we consider necessary or appropriate for our business, or at all. Any such disruptions could negatively impact our ability to deliver products and services to our customers, which in turn could have an adverse impact on our business, results of operations and financial condition.

Decline in the use of paper-based dated time management and productivity tools could adversely affect our business.

A number of our products and brands consist of paper-based time management and productivity tools that historically have tended to be higher-margin products. However, consumer preference for technology-based solutions for time management and planning continues to grow worldwide. Many consumers use or have access to electronic tools that may serve as substitutes for traditional paper-based time management and productivity tools. Accordingly, the continued introduction of new digital software applications and web-based services by companies offering time management and productivity solutions could adversely impact the revenue and profitability of our largely paper-based portfolio of time management products.

Material disruptions at one of our or at one of our suppliers' major manufacturing or distribution facilities could negatively impact our business, results of operations and financial condition.

A material operational disruption in one of our or at one of our supplier's major facilities could negatively impact production and customer deliveries. Such a disruption could occur as a result of any number of events including but not limited to a major equipment failure, labor stoppages, transportation failures affecting the supply and shipment of materials and finished goods, severe weather conditions, natural disasters, civil unrest, war or terrorism and disruptions in utility services, and bankruptcy. Any such disruptions could negatively impact our ability to deliver products and services to our customers, which in turn could have an adverse impact on our business, results of operation or financial condition.

We have a significant amount of indebtedness, which could adversely affect our business, results of operations and financial condition.

As of December 31, 2013, we had $920.9 million of outstanding debt. This indebtedness could adversely affect us in a number of ways, including requiring us to dedicate a substantial portion of our cash flows from operating activities to payments on our indebtedness, thereby reducing the availability of our cash flows to fund working capital, capital expenditures, research and development efforts, potential strategic acquisitions and other general corporate purposes. In addition, approximately $420 million of our outstanding debt is subject to floating interest rates, which increases our exposure to fluctuations in market interest rates. Our significant indebtedness also may increase our vulnerability to economic downturns and changing market conditions and place us at a competitive disadvantage relative to competitors that have less debt, all of which could adversely affect our business, results of operations and financial condition.

The agreements governing our indebtedness contain financial and other restrictive covenants that limit our ability to engage in certain activities that may be in our long-term best interests.

The agreements governing our indebtedness contain financial and other covenants that limit our ability to engage in certain activities and restrict our operational flexibility. Among other things, these covenants restrict or limit our ability to incur additional indebtedness, incur certain liens on our assets, issue preferred stock or certain disqualified stock, pay cash dividends, make restricted payments, including investments, sell our assets or merge with other companies, and enter into certain transactions with affiliates. We are also required to maintain specified financial ratios under certain conditions and satisfy financial condition tests. These covenants, ratios and tests may limit or prohibit us from engaging in certain activities and transactions that may be in our long-term best interests, and could place us at a competitive disadvantage relative to our competitors, which could adversely affect our business, results of operations and financial condition.

Our failure to comply with our debt covenants could result in an event of default that, if not cured or waived, could result in the acceleration of all of our debts.

Our ability to comply with the covenants and financial ratios and tests under the agreements governing our indebtedness may be affected by events beyond our control, and we may not be able to continue to meet those covenants, ratios and tests. Our ability to generate sufficient cash from operations to meet our debt obligations will depend upon our future operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory, business and other factors. Our breach of any of these covenants, ratios or tests, or any inability to pay interest on, or principal of, our outstanding debt as it becomes due, could result in an event of default, in which case our lenders could declare all amounts outstanding to be immediately due and payable. If our lenders accelerate our indebtedness, our assets may not be sufficient to repay in full such indebtedness and any other indebtedness that would become due as a result of such acceleration and, if we were unable to obtain replacement financing or any such replacement financing was on terms that were less favorable than the indebtedness being replaced, our liquidity, results of operations and financial condition would be materially and adversely affected. See “Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

Our business is subject to risks associated with seasonality, which could adversely affect our cash flows, results of operations, and financial condition.

Historically, our business experiences higher volume in the third and fourth quarters of the calendar year. Two principal factors have contributed to this seasonality: the office products industry's customers and our product line. We are major suppliers of products related to the “back-to-school” season, which occurs principally from June through September for our North American business and from November through January for our Australian and Brazilian businesses. Our product line also includes a number of products that lend themselves to calendar year-end purchase timing and our Computer Products segment has higher sales in the fourth quarter driven by traditionally strong fourth quarter sales of personal computers, tablets and smartphones. As a result, we historically have generated, and expect to continue to generate, most of our earnings in the second half of the year and much of our cash flow in the first, third and fourth quarters as receivables are collected. If these typical seasonal increases in sales of certain portions of our product line do not materialize, it may have an outsized impact on our business, which could result in a material adverse effect on our cash flows, results of operations and financial condition.

Risks associated with currency volatility could harm our sales, profitability, cash flows and results of operations.

With approximately 46% of our net sales for the fiscal year ended December 31, 2013 arising from foreign sales, fluctuations in currency exchange rates can have a material impact on our results of operations. Our risk exposure is primarily related to the British pound, the Euro, the Australian dollar, the Canadian dollar, the Brazilian real, the Mexican peso and Japanese yen. Currency fluctuations impact the results of our non-U.S. operations that are reported in U.S. dollars. As a result, a weak U.S. dollar benefits us in the form of higher reported sales and a strong U.S. dollar reduces the dollar-denominated sales contributions from foreign operations.

Additionally approximately half of the products we sell are sourced from China and other Asia-Pacific countries and are paid for in U.S. dollars based on prevailing currency exchange rates. Thus, movements in the value of local currencies relative to the U.S. dollar in countries where we source our products affect our cost of goods sold, with a stronger dollar decreasing costs of goods sold and a weaker dollar increasing costs of goods sold.

We cannot predict the rate at which the U.S. dollar will trade against other currencies in the future. If the U.S. dollar were to substantially strengthen, making the dollar significantly more valuable relative to other currencies in the global market, such an increase could harm our ability to compete or competitively price in those markets, and therefore, materially and adversely affect our sales, profitability, cash flows and results of operations.

The raw materials and labor costs we incur are subject to price increases that could adversely affect our profitability.

The primary materials used in the manufacturing of many of our products are resin, plastics, polyester and polypropylene substrates, paper, steel, wood, aluminum, melamine, zinc and cork. In general, our gross profit may be affected from time to time by fluctuations in the prices of these materials because our customers require advance notice and negotiation to pass through raw material price increases. This gives rise to a delay before cost increases can be passed to our customers. We attempt to reduce our exposure to increases in these costs through a variety of measures, including periodic purchases, future delivery contracts and longer-term price contracts together with holding our own inventory; however, these measures may not always be effective. Inflationary and other substantial increases in costs of materials and labor have occurred in the past and may recur, and raw materials may not continue to be available in adequate supply in the future. Shortages in the supply of any of the raw materials we use in our products and other factors, such as inflation, could result in price increases that could have a material adverse effect on our results of operations and financial condition.

Our pension costs could substantially increase as a result of volatility in the equity markets or interest rates.

The difference between plan obligations and assets, or the funded status of our defined benefit pension plans, is a significant factor in determining the net periodic benefit costs of our pension plans and the ongoing funding requirements of those plans. Changes in interest rates and the market value of plan assets impact the funded status of these plans and cause volatility in the net periodic benefit cost and future funding requirements of these plans. The Company's cash contributions to pension and defined benefit plans totaled $14.7 million in 2013; however the exact amount of cash contributions made to pension plans in any year is dependent upon a number of factors, including the investment returns on pension plan assets. A significant increase in our pension funding requirements could have a negative impact on our cash flow, results from operations and financial condition.

Impairment charges could have a material adverse effect on our financial results.

We have recorded significant amounts of goodwill and other intangible assets, which increased substantially as a result of our acquisition of Mead C&OP. Due to the recent acquisition of Mead C&OP, the fair values of certain indefinite-lived trade names are not substantially above their carrying values. In 2008, we recorded significant goodwill and other asset impairment charges that adversely affected our financial results. Future events may occur that may also adversely affect the reported value of our assets and require impairment charges, which could further adversely affect our financial results. Such events may include, but are not limited to, a sustained decline in our stock price or in sales of one or more of our branded product lines, strategic decisions made in response to changes in economic and competitive conditions, the impact of the economic environment on our customer base or a material adverse change in our relationship with significant customers.

Our suppliers could change our payment terms.

We purchase products for resale under credit arrangements with our suppliers. In weak global markets, suppliers may seek credit insurance to protect against non-payment of amounts due to them. During any period of declining operating performance, or should we experience severe liquidity challenges, suppliers may demand that we accelerate our payment for their products. Also, credit insurers may curtail or eliminate coverage to the suppliers. If suppliers begin to demand accelerated payment of amounts due to them or if they begin to require advance payments or letters of credit before goods are shipped to us, these demands could have a significant adverse impact on our operating cash flows and result in a severe drain on our liquidity.

A bankruptcy of one or more of our major customers could have a material adverse effect on our cash flows, results of operations and financial condition.

Our concentrated customer base increases our customer credit risk. Were any of our major customers to make a bankruptcy filing, we could be adversely impacted due to not only a reduction in future sales but also losses associated with the potential inability to collect any outstanding accounts receivable from such customer. Such a result could negatively impact our cash flows, results of operations and financial condition.

We are subject to global environmental regulation and environmental risks as well as product content and product safety laws and regulations.

We and our operations, both in the U.S. and abroad, are subject to national, state, provincial and/or local environmental laws and regulations that impose limitations and prohibitions on the discharge and emission of, and establish standards for the use, disposal and management of, certain materials and waste. We are also subject to laws regulating the content of toxic chemicals and materials in the products we sell as well as laws, directives and self-regulatory requirements related to the safety of our products. Environmental and product content and product safety laws and regulations can be complex and may change often. Capital and operating expenses required to comply with environmental and product content laws and regulations can be significant, and violations may result in substantial fines, penalties and civil damages. The costs of complying with environmental and product content and product safety laws and regulations and any claims concerning noncompliance, or liability with respect to contamination in the future could have a material adverse effect on our results of operations and financial condition.

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

We could also incur substantial costs to pursue legal actions relating to the unauthorized use by third parties of our intellectual property, which could have a material adverse effect on our business, results of operation or financial condition. If our brands become diluted, if our patents are infringed or if our competitors introduce brands and products that cause confusion with our brands in the marketplace, the value that our consumers associate with our brands may become diminished, which could negatively impact our sales. If third parties challenge the validity or enforceability of our intellectual property rights and we cannot successfully defend these challenges, or our intellectual property is invalidated, we could lose our ability to use the technology, brand names or other intellectual property that were the subject of those challenges, which, if such intellectual property is material to the operation of our business or our financial results, could have a material adverse effect on our business, results from operations and financial condition.

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

Claims for losses or injuries purportedly caused by some of our products arise in the ordinary course of our business. In addition to the risk of substantial monetary judgments and penalties which could have a material effect on our results of operations and financial condition, product liability claims or regulatory actions could result in negative publicity that could harm our reputation in the marketplace or the value of our end-user brands. We also could be required to recall and possibly discontinue the sale of possible defective or unsafe products, which could result in adverse publicity and significant expenses. Although we maintain product liability insurance coverage, potential product liability claims are subject to a self-insured deductible or could be excluded under the terms of the policy.

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

In connection with the Transactions, we entered into a tax matters agreement with MWV (the “Tax Matters Agreement”). The Tax Matters Agreement prohibits us from taking certain actions prior to May 1, 2014 that could cause the Distribution or the Merger to be taxable. These prohibited actions include certain mergers, asset sales and transactions involving our capital stock. If we wish to take any such restricted action, we are required to cooperate with MWV in obtaining a supplemental IRS ruling or an unqualified tax opinion.

Under the Tax Matters Agreement, in certain circumstances and subject to certain limitations, we are required to indemnify MWV against any taxes on the Distribution that arise if we or our subsidiaries take certain actions or fail to take certain actions, or as a result of certain changes in the ownership of our stock following the Merger, that adversely affect the tax-free status of the Distribution or the Merger. Moreover, if we do not carefully monitor our compliance with the Tax Matters Agreement and relevant IRS rules, we might inadvertently trigger our obligation to indemnify MWV. If we are required to indemnify MWV in the event the Distribution is taxable, this indemnification obligation would be substantial and could have a material adverse effect on our results of operations and financial condition.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We have manufacturing facilities in North America, Europe, Brazil, Mexico and Australia, and maintain distribution centers in the regional markets we service. We lease our corporate and U.S. headquarters in Lake Zurich, Illinois. The following table lists our principal manufacturing and distribution facilities as of December 31, 2013:

Location	Functional Use	Owned/Leased
U.S. Properties:
Ontario, California	Distribution/Manufacturing	Leased
Booneville, Mississippi	Distribution/Manufacturing	Owned/Leased
Ogdensburg, New York	Distribution/Manufacturing	Owned/Leased
Sidney, New York	Distribution/Manufacturing	Owned
Alexandria, Pennsylvania	Distribution/Manufacturing	Owned
Pleasant Prairie, Wisconsin	Distribution/Manufacturing	Leased
Non-U.S. Properties:
Sydney, Australia	Distribution/Manufacturing	Owned
Bauru, Brazil	Distribution/Manufacturing/Office	Owned
Mississauga, Canada	Distribution/Manufacturing/Office	Leased
Halesowen, England	Distribution	Owned
Lillyhall, England	Manufacturing	Leased
Tornaco, Italy	Distribution	Leased
Lerma, Mexico	Manufacturing/Office	Owned
Born, Netherlands	Distribution	Leased
Wellington, New Zealand	Distribution/Office	Owned
Arcos de Valdevez, Portugal	Manufacturing	Owned

We believe that the properties are suitable to the respective businesses and have production capacities adequate to meet the needs of our businesses.

ITEM 3. LEGAL PROCEEDINGS

In connection with our May 1, 2012 acquisition of Mead C&OP we assumed all of the tax liabilities for the acquired foreign operations. In December of 2012, the Federal Revenue Department of the Ministry of Finance of Brazil ("FRD") issued a tax assessment against our newly acquired indirect subsidiary, Tilibra Produtos de Papelaria Ltda. ("Tilibra"), which challenged the tax deduction of goodwill from Tilibra's taxable income for the year 2007. A second assessment challenging the deduction of goodwill from Tilibra's taxable income for the years 2008, 2009 and 2010 was issued by FRD in October 2013. The assessments seek payment of approximately R95.2 million ($40.4 million based on current exchange rates) of tax, penalties and interest.

Tilibra is disputing both of the tax assessments through established administrative procedures. We believe we have meritorious defenses and intend to vigorously contest these matters; however, there can be no assurances that we will ultimately prevail. We are in the early stages of the process to challenge the FRD's tax assessments, and the ultimate outcome will not be determined until the Brazilian tax appeal process is complete, which is expected to take a number of years. In addition, Tilibra's 2011-2012 tax years remain open and subject to audit, and there can be no assurances that we will not receive additional tax assessments regarding the goodwill deducted for the Tilibra acquisition for one or more of those years. If the FRD's initial position is ultimately sustained, the amount assessed would adversely affect our reported cash flow in the year of settlement.

Because there is no settled legal precedent on which to base a definitive opinion as to whether we will ultimately prevail, the Company considers the outcome of this dispute to be uncertain. Since it is not more likely than not that we will prevail, in the fourth quarter of 2012, we recorded a reserve in the amount of $44.5 million in consideration of this contingency, of which $43.3 million was recorded as an adjustment to the purchase price and included the 2008-2012 tax years plus interest and penalties through December 2012. In addition, the Company will continue to accrue interest related to this contingency until such time as the outcome is known or until evidence is presented that we are more likely than not to prevail. During 2013 and 2012, the Company accrued additional interest as a charge to current tax expense of $1.8 million and $1.2 million, respectively.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER
PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “ACCO.” The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported on the NYSE for 2012 and 2013:

	High	Low
2012
First Quarter	$13.25	$9.24
Second Quarter	$13.30	$8.50
Third Quarter	$10.94	$6.01
Fourth Quarter	$7.95	$5.80
2013
First Quarter	$9.16	$6.55
Second Quarter	$7.63	$5.97
Third Quarter	$7.44	$6.08
Fourth Quarter	$7.26	$5.56

As of February 3, 2014, we had approximately 17,490 registered holders of our common stock.

Dividend Policy

We have not paid any dividends on our common stock since becoming a public company. We intend to retain any 2014 earnings to reduce our indebtedness, absent a value-creating acquisition. Currently our debt agreements restrict our ability to make dividend payments until we reduce our Leverage Ratio to below 2.5 to 1. As of December 31, 2013 our Leverage Ratio was approximately 3.3 to 1. Any determination as to the declaration of dividends is at our Board of Directors’ sole discretion based on factors it deems relevant at that time.

STOCK PERFORMANCE GRAPH

The following graph compares the cumulative total stockholder return on our common stock to that of the S&P Office Services and Supplies (SuperCap1500) Index and the Russell 2000 Index assuming an investment of $100 in each from December 31, 2008 through December 31, 2013.

	Cumulative Total Return
	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
ACCO Brands Corporation.	$100.00	$211.01	$246.96	$279.71	$212.75	$194.78
Russell 2000	100.00	127.17	161.32	154.59	179.86	249.69
S&P Office Services and Supplies (SuperCap1500)	100.00	116.23	142.28	122.98	119.20	190.31

ITEM 6. SELECTED FINANCIAL DATA

SELECTED HISTORICAL FINANCIAL DATA

The following table sets forth our selected consolidated financial data. The selected consolidated financial data as of and for the five fiscal years ended December 31, 2013 are derived from our consolidated financial statements. The data should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report.

	Year Ended December 31,
	2013	2012(1)	2011	2010	2009
(in millions of dollars, except per share data)
Income Statement Data:
Net sales	$1,765.1	$1,758.5	$1,318.4	$1,284.6	$1,233.3
Operating income(2)	145.8	139.3	115.2	109.7	75.4
Interest expense, net	54.7	89.3	77.2	78.3	67.0
Other expense, net(3)	7.6	61.3	3.6	1.2	5.4
Income (loss) from continuing operations(4)	77.3	117.0	18.6	7.8	(118.6)
Per common share:
Income (loss) from continuing operations(4)
Basic	$0.68	$1.24	$0.34	$0.14	$(2.18)
Diluted	$0.67	$1.22	$0.32	$0.14	$(2.18)
Balance Sheet Data (at year end):
Total assets	$2,382.9	$2,507.7	$1,116.7	$1,149.6	$1,106.8
External debt	920.9	1,072.1	669.0	727.6	725.8
Total stockholders’ equity (deficit)	702.3	639.2	(61.9)	(79.8)	(117.2)
Other Data:
Cash provided (used) by operating activities	$194.5	$(7.5)	$61.8	$54.9	$71.5
Cash (used) provided by investing activities	(33.3)	(423.2)	40.0	(14.9)	(3.9)
Cash (used) provided by financing activities	(155.5)	360.1	(63.1)	(0.1)	(44.5)

(1)
On May 1, 2012, we completed the Merger of Mead C&OP with a wholly-owned subsidiary of the Company. Accordingly, the results of Mead C&OP are included in the Company's consolidated financial statements from the date of the Merger. For further information on the Merger, see "Note 3. Acquisitions" to the consolidated financial statements, contained in Item 8 of this report.

(2)
Operating income for the years 2013, 2012, 2011, 2010 and 2009 was impacted by restructuring charges (income) of $30.1 million, $24.3 million, $(0.7) million, $(0.5) million and $17.4 million, respectively.

(3)
Other expense, net for the years 2013 and 2012 was impacted by $9.4 million and $61.4 million in charges, respectively, related to the refinancings completed in 2013 and 2012. For further information on our refinancing, see "Note 4. Long-term Debt and Short-term Borrowings" to the consolidated financial statements, contained in Item 8 of this report.

(4)
Income (loss) from continuing operations for the year 2009, was impacted by a non-cash charge of $108.1 million to establish a valuation allowance against our U.S. deferred taxes. Due to the Merger, we analyzed our need to maintain valuation allowances against the expected U.S. future tax benefits. Based on our analysis we determined in 2012 that there existed sufficient evidence in the form of future taxable income from the combined operations to release $126.1 million of the valuation allowance that had been previously recorded against the U.S. deferred income tax assets. In 2013 and 2012, we released $19.0 million and $11.6 million, respectively, of valuation allowances in certain foreign jurisdictions. For a further discussion, see "Note 11. Income Taxes" to the consolidated financial statements, contained in Item 8 of this report.

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

ACCO Brands is a leading global manufacturer and marketer of office, school and calendar products and select computer and electronic accessories. We sell our products to consumers and commercial end-users, primarily through resellers, including traditional office resellers, wholesalers, retailers and e-tailers. We design, develop, manufacture and market a wide variety of traditional and computer-related office products, school supplies and paper-based calendar products. Through a focus on research, marketing and innovation, we seek to develop new products that meet the needs of our consumers and commercial end-users. We compete through a balance of product innovation, category management, a low-cost operating model and an efficient supply chain. We sell our products primarily to markets located in the United States, Northern Europe, Canada, Brazil, Australia and Mexico. We currently manufacture approximately half of our products locally where we operate, and source approximately the other half of our products, primarily from Asia.

We believe our leading product positions provide the scale to enable us to invest in product innovation and drive growth across our product categories. In addition, the expertise we use to satisfy the exacting technical specifications of our more demanding commercial customers is in many instances the basis for expanding our products and innovations to consumer products. We plan to grow via a strategy of organic growth supplemented by acquisitions.

ACCO Brands North America and ACCO Brands International manufacture, source and sell traditional office, school and calendar product lines under name brands such as AT-A-GLANCE®, Day-Timer®, Five Star®, GBC®, Hilroy, Marbig, Mead®, NOBO, Quartet®, Rexel, Swingline®, Tilibra, Wilson Jones® and many others. Products and brands are not necessarily confined to one channel or product category and are sold based on end-user preference in each geographic location.

The majority of our office products, such as stapling, binding and laminating equipment and related consumable supplies, shredders and whiteboards, are used by businesses. Most of these end-users purchase their products from our customers, which include commercial contract stationers, mass merchandisers, retail superstores, wholesalers, resellers, e-tailers, club stores and dealers. We also supply some of our products directly to large commercial and industrial end-users and provide business machine maintenance and certain repair services.

Our school products include notebooks, folders, decorative calendars, and stationery products. We distribute our school products primarily through traditional and online retail, mass merchandisers, grocery, drug and office superstore channels. We also supply private label products within the school products sector.

Our calendar products are sold throughout all channels where we sell office or school products, as well as direct to consumers.

Our Computer Products Group designs, sources, distributes, markets and sells accessories for laptop and desktop computers, and tablets and smartphones. These accessories primarily include security products, tablet covers and keypads, smartphone accessories, power adapters, input devices such as mice, laptop computer carrying cases, hubs, docking stations and ergonomic devices. We sell these products mostly under the Kensington®, Microsaver® and ClickSafe® brand names, with the majority of our revenue coming from the U.S. and Western Europe. Our computer products are manufactured by third-party suppliers, principally in Asia, and are distributed from our regional facilities. Our computer products are sold primarily to consumer electronics retailers, information technology value-added resellers, original equipment manufacturers and office products retailers.

Our results are dependent upon a number of factors, including pricing and competition. Historically, key drivers of demand in the office and school products industries have included trends in white collar employment levels, enrollment levels in education, gross domestic product (GDP) and growth in the number of small businesses and home offices together with usage of personal computers. Current pricing and demand levels for office products reflect the substantial consolidation within the global resellers of office products. This consolidation has led to multiple years of industry pricing pressure and a more efficient level of asset utilization by customers, resulting in lower sales pricing and volume for suppliers of office products. Two of our large customers, Office Depot and OfficeMax, have merged in the fourth quarter of 2013. Management currently expects the combined companies will take actions to harmonize pricing from their suppliers, close retail outlets and rationalize their supply chain which will negatively impact our sales and margins. These adverse affects are expected to take several years to be fully realized. See “Part I, Item1A. Risk Factors - Our customers may further consolidate, which could adversely impact our margins and sales."

Overall commodity pricing has been fairly flat in 2013; however paper pricing has recently increased together with Chinese wage rates and these could impact the future business performance if we are not able to recover our additional costs with increases in our product pricing. We continue to monitor commodity costs and work with suppliers and customers to negotiate balanced and fair pricing that best reflects the current economic environment. See “Part I, Item1A. Risk Factors - The raw materials and labor costs we incur are subject to price increases that could adversely affect our profitability."

With approximately 46% of our net sales for the fiscal year ended December 31, 2013 arising from foreign sales, fluctuations in currency exchange rates can have a material impact on our results of operations. Currency fluctuations impact the results of our non-U.S. operations that are reported in U.S. dollars. As a result, a weak U.S. dollar benefits, and a strong U.S. dollar reduces, the dollar-denominated contributions from foreign operations. Additionally, approximately half of the products we sell are sourced from China and other Asia-Pacific countries and are paid for in U.S. dollars. Thus, movements in the value of local currency relative to the U.S. dollar in countries where we source our products affect our cost of goods sold. Further, our international operations sell in their local currencies and are exposed to their domestic currency movements against the U.S. dollar. See “Part I, Item1A. Risk Factors - Risks associated with currency volatility could harm our sales, profitability, cash flows and results of operations" and "Note 13. Derivative Financial Instruments" to the consolidated financial statements contained in Item 8 of this report.

Mead Consumer and Office Products Business Merger

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

Debt Refinancing

Effective May 13, 2013 (the “Effective Date”), the Company entered into an Amended and Restated Credit Agreement (the “Restated Credit Agreement”) among the Company, certain subsidiaries of the Company, Bank of America, N.A., as administrative agent, and the other agents and lenders party thereto. The Restated Credit Agreement amended and restated the Company's prior credit agreement, dated as of March 26, 2012, as amended (the “2012 Credit Agreement”), that had been entered into in connection with the Merger.

The Restated Credit Agreement provides for a $780 million, five-year senior secured credit facility, which consists of a $250.0 million multi-currency revolving credit facility, due May 2018 (the “Revolving Facility”), and a $530.0 million U.S. dollar denominated Senior Secured Term Loan A, due May 2018 (the “Restated Term Loan A"). Specifically, in connection with the Restated Credit Agreement, the Company:

•
replaced its then-existing U.S.-dollar denominated Senior Secured Term Loan A, due May 2017, under the 2012 Credit Agreement, which had an aggregate principal amount of $220.8 million outstanding immediately prior to the Effective Date, with the Restated Term Loan A, due May 2018, in an aggregate original principal amount of $530.0 million;

•
prepaid in full its then-existing U.S.-dollar denominated Senior Secured Term Loan B, due May 2019, under the 2012 Credit Agreement, which had an aggregate principal amount of $310.2 million outstanding immediately prior to the Effective Date, using a portion of the proceeds from the Restated Term A Loan; and

•	replaced the $250.0 million revolving credit facility under the 2012 Credit Agreement with the Revolving Facility, under which $47.3 million was outstanding immediately following the Effective Date.

Prior to the Effective Date, the Company's repaid in full the $21.4 million Canadian-dollar denominated Senior Secured Term Loan A, due May 2017 that had been drawn under the 2012 Credit Agreement.

Restructuring

During the fourth quarter of 2013, in light of current economic and industry conditions and in anticipation of an uncertain demand environment as well as the impact of industry consolidation in 2014, we committed to restructuring actions that were primarily focused on streamlining our North American school, office and computer products operations. These actions will reduce approximately 12% of our North American salaried workforce, impacting all operational, supply chain and administrative functions, with efforts beginning in early 2014. Such efforts are expected to be complete by the end of 2014. We expect to realize approximately $24 million in annual savings from these restructuring actions.

Also during the year 2013, we committed to incremental cost savings plans intended to improve the efficiency and effectiveness of our businesses. These plans relate to cost-reduction initiatives within our North American and International segments, and are primarily associated with post-merger integration activities of the North American operations following the Merger and changes in the European business model and manufacturing footprint. The most significant of these plans was finalized during the second quarter of 2013, and relates to the closure of our Brampton, Canada distribution and manufacturing facility and relocation of its activities to other facilities within the Company.

During the year 2012, we initiated cost savings plans related to the consolidation and integration of our then recently acquired Mead C&OP business. The most significant of these plans related to our dated goods business and included closure of a manufacturing and distribution facility in East Texas, Pennsylvania and relocation of its activities to other facilities within the Company, which was completed during the second quarter of 2013. We also committed to certain cost savings plans that are expected to improve the efficiency and effectiveness of our U.S. and European businesses, which were independent of any plans related to our acquisition of Mead C&OP.

Income Taxes

In 2012, due to the Merger, we analyzed our need for maintaining a valuation allowance against the expected U.S. future tax benefits. Based on our analysis we determined that there existed sufficient evidence in the form of future taxable income from the combined operations to release $126.1 million of the valuation allowance that had been previously recorded against the U.S. deferred income tax assets. The resulting deferred tax assets are comprised principally of net operating loss carryforwards that are expected to be fully realized within the expiration period and other temporary differences. Also in 2012, valuation allowances in the amount of $19.0 million were released in certain foreign jurisdictions. In 2013, the company had a net tax benefit from the release of certain foreign jurisdictions in the amount of $11.6 million.

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

For further information on discontinued operations see "Note 19. Discontinued Operations" to the consolidated financial statements contained in Item 8 of this report.

Overview of 2013 Company Performance

The financial results for the 2013 year include the full year results for Mead C&OP while 2012 included only eight months of Mead C&OP results. Operating income increased by $6 million, primarily due to synergies and productivity improvements, but was adversely impacted primarily by the performance of the Computer Products Group segment and by adverse foreign exchange. The additional four months of January through April of Mead C&OP contributed additional sales and gross profit, but it was not a profit contributor to the Company as a whole as these months were not historically profitable due to the seasonality of sales of the the acquired business (absent synergies and productivity savings). Sales for the year were impacted by challenging markets in the North America and Computer Products Group segments and the adverse impact of foreign exchange, partially offset by strength in the International segment. The Company generated significant cash flow and used this to reduce its debt by $151 million.

Fiscal 2013 versus Fiscal 2012

The following table presents the Company’s results for the years ended December 31, 2013, and 2012.

	Year Ended December 31,		Amount of Change
(in millions of dollars)	2013	2012	$	%
Net sales	$1,765.1	$1,758.5	$6.6	0.4%
Cost of products sold	1,220.3	1,225.1	(4.8)	(0.4)%
Gross profit	544.8	533.4	11.4	2%
Gross profit margin	30.9%	30.3%		0.6	pts
Advertising, selling, general and administrative expenses	344.2	349.9	(5.7)	(2)%
Amortization of intangibles	24.7	19.9	4.8	24%
Restructuring charges	30.1	24.3	5.8	24%
Operating income	145.8	139.3	6.5	5%
Operating income margin	8.3%	7.9%		0.4	pts
Interest expense, net	54.7	89.3	(34.6)	(39)%
Equity in earnings of joint ventures	(8.2)	(6.9)	(1.3)	19%
Other expense, net	7.6	61.3	(53.7)	(88)%
Income tax expense (benefit)	14.4	(121.4)	135.8	112%
Effective tax rate	15.7%	NM		NM
Income from continuing operations	77.3	117.0	(39.7)	(34)%
Loss from discontinued operations, net of income taxes	(0.2)	(1.6)	1.4	88%
Net income	77.1	115.4	(38.3)	(33)%

Net Sales

Net sales increased $6.6 million, or 0.4%, to $1.765 billion compared to $1.759 billion in the prior-year period. The acquisition of Mead C&OP contributed incremental sales of approximately $125 million with twelve months of results included in the current year and only eight months of results in the prior year. The underlying decline of approximately $118 million includes an unfavorable currency translation of $27.5 million, or 2%. The remaining sales decline was primarily in the North America segment and resulted from soft demand, consumers purchasing more lower-priced products, lost placements and the exit from unprofitable business. Additionally, the Computer Products Group segment declined primarily due to increased competition in the tablet and smartphone categories.

Cost of Products Sold

Cost of products sold includes all manufacturing, product sourcing and distribution costs, including depreciation related to assets used in the manufacturing, procurement and distribution process, inbound and outbound freight, shipping and handling costs, purchasing costs associated with materials and packaging used in the production processes, including an allocation of information technology costs. Cost of products sold decreased $4.8 million, or 0.4% to $1.220 billion compared to $1.225 billion in the prior-year period and includes $18.7 million of favorable currency translation. The underlying decrease was due to lower sales demand, together with synergies and productivity savings and the absence of $13.3 million of amortization of step-up in inventory value due to the Merger, which was partially offset by the full year impact from the acquisition of Mead C&OP.

Gross Profit

Management believes that gross profit and gross profit margin provide enhanced shareholder appreciation of underlying profit drivers. Gross profit increased $11.4 million, or 2%, to $544.8 million, compared to $533.4 million in the prior-year period, and includes $8.8 million of unfavorable currency translation. The underlying increase was due to the full year results from the acquisition of Mead C&OP, together with synergies and productivity savings, which partly offset by the absence of $13.3 million of amortization of step-up in inventory value due to the Merger and by lower sales volume.

Gross profit margin increased to 30.9% from 30.3%. The increase was driven by synergies and productivity savings, as well as the full year impact of Mead C&OP, which has historically higher relative margins, but was partially offset by adverse sales mix, particularly in the Computer Products Group.

Advertising, selling, general and administrative expenses

Advertising, selling, general and administrative expenses ("SG&A") include advertising, marketing, selling (including commissions), research and development, customer service, depreciation related to assets outside the manufacturing and distribution processes and all other general and administrative expenses outside the manufacturing and distribution functions (e.g., finance, human resources, information technology, corporate expenses, etc.). SG&A decreased $5.7 million, or 2%, to $344.2 million, compared to $349.9 million in the prior-year period, and includes $4.7 million of favorable currency translation. The underlying decrease was primarily due to a reduction in transaction and integration charges associated with the Merger, which were $18.6 million higher in the prior-year period, synergies and productivity savings, and a $2.5 million gain on the sale of a facility in 2013. The decrease was partially offset by the inclusion of the full year expense for Mead C&OP, higher stock compensation, and $1.8 million in expenses related to the relocation of our corporate and U.S. headquarters.

As a percentage of sales, SG&A decreased to 19.5% compared to 19.9% in the prior-year period primarily due to a reduction in transaction and integration charges.

Amortization of Intangibles

Amortization of intangibles increased to $24.7 million compared to $19.9 million in the prior-year period. The increase was driven by incremental amortization as a result of the Merger.

Restructuring Charges

Restructuring charges were $30.1 million compared to $24.3 million in the prior-year period. Employee termination and severance charges included in restructuring charges in the current and prior year relate our North American and International operations and are primarily associated with post-merger integration activities following the Merger and changes in the European business model and manufacturing footprint. In addition, during the fourth quarter of 2013 we committed to restructuring actions that were primarily focused on streamlining our North American school, office and computer products operations.

Operating Income

Operating income increased $6.5 million, or 5%, to $145.8 million, compared to $139.3 million in the prior-year period, including unfavorable currency translation of $3.5 million. The increase was primarily due to synergies and productivity savings and a reduction in transaction and integration charges, which were partially offset by a less profitable sales mix.

Interest Expense, Net, Equity in Earnings of Joint Ventures and Other Expense, Net

Interest expense, net of interest income, decreased to $54.7 million, compared to $89.3 million in the prior-year period, due to the absence of $16.4 million of costs, primarily Merger-related, for the committed financing in the prior-year period and substantially lower effective interest rates as a result of the May 2013 refinancing. Reduced debt outstanding and higher interest income also contributed to the decline.

Equity in earnings of joint ventures increased to $8.2 million, compared to $6.9 million in the prior-year period. During 2012 we took an impairment charge of $1.9 million related our Neschen GBC Graphics Films, LLC joint venture.

Other expense, net was $7.6 million compared to $61.3 million in the prior-year period. The improvement was due to the absence of one-time Merger-related refinancing costs of $61.4 million for the repurchase or discharge of all of the Company's outstanding Senior Secured Notes in the prior year. The current year includes $9.4 million for the write-off of debt origination costs related to the May 2013 refinancing and $2.0 million for a gain related to a bargain purchase on an acquisition completed in the fourth quarter of 2013. For a further discussion of the Company’s refinancing completed in the second quarter of 2013 see "Note 4. Long-term Debt and Short-term Borrowings" to our consolidated financial statements contained in Item 8 of this report.

Income Taxes

Income tax expense from continuing operations was $14.4 million on income from continuing operations before taxes of $91.7 million. The low tax rate of 15.7% is primarily due to the reversal of valuation allowances for certain foreign jurisdictions in the amount of $11.6 million. For the prior-year period, the Company reported an income tax benefit from continuing operations of $121.4 million on a loss from continuing operations before taxes of $4.4 million, primarily due to the release of certain valuation allowances for the U.S. and certain foreign jurisdictions in the amount of $126.1 million and $19.0 million, respectively.

Segment Discussion

	Year Ended December 31, 2013			Amount of Change
	Net Sales	Segment Operating Income (A)	Operating Income Margin	Net Sales	Net Sales	Segment Operating Income	Segment Operating Income	Margin Points

(in millions of dollars)				$	%	$	%
ACCO Brands North America	$1,041.4	$98.2	9.4%	$13.2	1%	$12.0	14%	100
ACCO Brands International	566.6	66.5	11.7%	15.4	3%	4.5	7%	50
Computer Products Group	157.1	13.7	8.7%	(22.0)	(12)%	(22.2)	(62)%	(1,130)
Total segment sales	$1,765.1	$178.4		$6.6		$(5.7)

	Year Ended December 31, 2012
	Net Sales	Segment Operating Income (A)	Operating Income Margin

(in millions of dollars)
ACCO Brands North America	$1,028.2	$86.2	8.4%
ACCO Brands International	551.2	62.0	11.2%
Computer Products Group	179.1	35.9	20.0%
Total segment operating income	$1,758.5	$184.1

(A)     Segment operating income excludes corporate costs; Interest expense, net; Equity in earnings of joint ventures and Other expense, net. See Note 16. Information on Business Segments to the consolidated financial statements contained in Item 8 of this report for a reconciliation of total segment operating income to income from continuing operations before income taxes.

ACCO Brands North America

ACCO Brands North America net sales increased $13.2 million, or 1%, to $1,041.4 million, compared to $1,028.2 million in the prior-year period. The Merger contributed incremental sales of approximately $88 million, with twelve months of results included in the current year and only eight months of results in the prior year. The underlying decline of approximately $75 million includes unfavorable currency translation of $4.2 million. The decline was driven by soft consumer demand, consumers purchasing more lower-priced products, and lost placements with some customers. These factors impacted both the acquired Mead and legacy ACCO Brands businesses. The planned exit from unprofitable business accounted for $26.0 million of the decline.

ACCO Brands North Americas operating income increased $12.0 million, or 14%, to $98.2 million compared to $86.2 million in the prior-year period, and operating income margin increased to 9.4% from 8.4% in the prior-year period. The improvement was due to synergies and productivity savings and the absence of $11.5 million of amortization of step-up in inventory value due to the Merger. Partially offsetting the improvement were lower sales volume, unfavorable customer/product mix, higher amortization of intangibles of $5.1 million and $1.8 million of costs related to the relocation of our corporate and U.S. headquarters.

ACCO Brands International

ACCO Brands International net sales increased $15.4 million, or 3%, to $566.6 million compared to $551.2 million in the prior-year period. The Merger contributed incremental sales of $37.3 million, with twelve months of results included in the current year and only eight months of results in the prior year. The underlying decline of $21.9 million includes unfavorable currency translation of $23.5 million, or 4%. Excluding the effect of the Merger and currency translation, sales increased $1.7 million with growth in Brazil due to higher pricing and volume. Partially offsetting the increase were lower sales in other regions, primarily in Europe during the first quarter, which included $3.6 million of unprofitable business that was exited.

ACCO Brands International operating income increased $4.5 million, or 7%, to $66.5 million, compared to $62.0 million in the prior-year period, and operating income margin increased to 11.7% from 11.2% in the prior-year period. Foreign currency translation negatively impacted results by $3.7 million, or 6%. The underlying improvement (exclusive of currency translation)

reflects productivity savings, lower pension expenses, a $2.5 million gain on the sale of a facility and the absence of $1.8 million of amortization of step-up in inventory value due to the Merger. This was partially offset by higher restructuring charges of $3.1 million.

Computer Products Group

Computer Products Group net sales decreased $22.0 million, or 12%, to $157.1 million, compared to $179.1 million in the prior-year period. Volume decreased 9% primarily due to increased competition in the tablet and smartphone categories resulting in market share loss and lower sales and pricing. In addition, we experienced a continuation of the decline in sales of PC accessory and security products due to the ongoing contraction of worldwide PC unit sales volumes. Lower net pricing due to promotions and the loss of $2.3 million in royalty income from security products unfavorably impacted sales by 3%.

Computer Products Group operating income decreased $22.2 million, or 62%, to $13.7 million, compared to $35.9 million in the prior-year period, and operating margin decreased to 8.7% from 20.0% in the prior-year period. The decline in operating income and margin was primarily due to lower sales, lower pricing (including royalties), higher inventory obsolescence expenses and increased restructuring charges.

Fiscal 2012 versus Fiscal 2011

The following table presents the Company’s results for the years ended December 31, 2012 and 2011.

	Year Ended December 31,		Amount of Change
(in millions of dollars)	2012	2011	$	%
Net sales	$1,758.5	$1,318.4	$440.1	33%
Cost of products sold	1,225.1	919.2	305.9	33%
Gross profit	533.4	399.2	134.2	34%
Gross profit margin	30.3%	30.3%		0.0	pts
Advertising, selling, general and administrative expenses	349.9	278.4	71.5	26%
Amortization of intangibles	19.9	6.3	13.6	NM
Restructuring charges (income)	24.3	(0.7)	25.0	NM
Operating income	139.3	115.2	24.1	21%
Operating income margin	7.9%	8.7%		(0.8)	pts
Interest expense, net	89.3	77.2	12.1	16%
Equity in earnings of joint ventures	(6.9)	(8.5)	1.6	(19)%
Other expense, net	61.3	3.6	57.7	NM
Income tax (benefit) expense	(121.4)	24.3	(145.7)	NM
Effective tax rate	NM	56.6%		NM
Income from continuing operations	117.0	18.6	98.4	NM
(Loss) income from discontinued operations, net of income taxes	(1.6)	38.1	(39.7)	NM
Net income	115.4	56.7	58.7	104%

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

Advertising, selling, general and administrative expenses

Advertising, selling, general and administrative expenses include advertising, marketing, selling (including commissions), research and development, customer service, depreciation related to assets outside the manufacturing and distribution processes and all other general and administrative expenses outside the manufacturing and distribution functions (e.g., finance, human resources, information technology, corporate expenses, etc.). SG&A increased $71.5 million, or 26%, to $349.9 million, and as a percentage of sales, SG&A decreased to 19.9% from 21.1% in the prior-year period. The acquisition of Mead C&OP contributed $77.9 million of the increase. The underlying decrease of $6.4 million was driven by savings in the North America and International business segments and the absence of $4.5 million of business rationalization charges within our European operations incurred during 2011 as well as favorable currency translation of $2.6 million, partially offset by $22.9 million in transaction and integration costs associated with the acquisition of Mead C&OP.

Restructuring Charges (Income)

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

Equity in earnings of joint ventures was income of $6.9 million compared to $8.5 million in the prior-year period. During the fourth quarter of 2012 we took an impairment charge of $1.9 million related our Neschen GBC Graphics Films, LLC ("Neschen") joint venture.

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

Income Taxes

Income tax benefit from continuing operations was $121.4 million on a loss before taxes of $4.4 million compared to an income tax expense from continuing operations of $24.3 million on income before taxes of $42.9 million in the prior-year period. The tax benefit for 2012 is primarily due to the release of certain valuation allowances for the U.S. of $126.1 million and certain foreign jurisdictions in the amount of $19.0 million. The high effective tax rate for 2011 of 56.6% is due to no tax benefit being provided on losses incurred in the U.S. and certain foreign jurisdictions where valuation reserves are recorded against future tax benefits. For a further discussion of income taxes and the release of the valuation allowances see "Note 11. Income Taxes" to the consolidated financial statements contained in Item 8 of this report.

(Loss) Income from Discontinued Operations

Loss from discontinued operations was $1.6 million, or $0.02 per diluted share, compared to income of $38.1 million, or $0.66 per diluted share in the prior-year.

Discontinued operations include the results of GBC Fordigraph, which was sold during the second quarter of 2011, and the commercial print finishing business, which was sold during 2009. For a further discussion of discontinued operations see "Note 19. Discontinued Operations" to the consolidated financial statements contained in Item 8 of this report.

The components of discontinued operations for the years ended December 31, 2012 and 2011 are as follows:

(in millions of dollars)	2012	2011
Income from operations before income taxes	$—	$2.5
(Loss) gain on sale before income taxes	(2.1)	41.5
Income tax (benefit) expense	(0.5)	5.9
(Loss) income from discontinued operations	$(1.6)	$38.1

Segment Discussion

	Year Ended December 31, 2012			Amount of Change
	Net Sales	Segment Operating Income (A)	Operating Income Margin	Net Sales	Net Sales	Segment Operating Income	Segment Operating Income	Margin Points

(in millions of dollars)				$	%	$	%
ACCO Brands North America	$1,028.2	$86.2	8.4%	$405.1	65%	$48.8	130%	240
ACCO Brands International	551.2	62.0	11.2%	46.2	9%	3.1	5%	(50)
Computer Products Group	179.1	35.9	20.0%	(11.2)	(6)%	(11.2)	(24)%	(480)
Total segment	$1,758.5	$184.1		$440.1		$40.7

	Year Ended December 31, 2011
	Net Sales	Segment Operating Income (A)	Operating Income Margin

(in millions of dollars)
ACCO Brands North America	623.1	37.4	6.0%
ACCO Brands International	505.0	58.9	11.7%
Computer Products Group	190.3	47.1	24.8%
Total segment	$1,318.4	$143.4

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

Liquidity and Capital Resources

Our primary liquidity needs are to service indebtedness, reduce our borrowings, fund capital expenditures and support working capital requirements. Our principal sources of liquidity are cash flows from operating activities, cash and cash equivalents held and seasonal borrowings under our $250.0 million Revolving Facility. Based on our borrowing base, as of December 31, 2013, $235.9 million remained available for borrowing under this facility. We maintain adequate financing arrangements at market rates. Because of the seasonality of our business we typically generate much of our cash flow in the first, third and fourth quarters as receivables are collected. Our Brazilian business is highly seasonal due to the combined impact of the back-to-school season coinciding with the calendar year-end in the fourth quarter. Due to various tax laws, it is costly to transfer short-term working capital in and out of Brazil. Our normal practice is therefore to hold seasonal cash requirements within Brazil, invested in Brazilian government securities. Our priority for all other cash flow use over the near term, after funding internal growth, is debt reduction, and acquisitions.

Any available overseas cash, other than that held for working capital requirements in Brazil, is repatriated on a continuous basis. Undistributed earnings of foreign subsidiaries that are expected to be permanently reinvested and thus not available for repatriation, aggregate to approximately $606 million and $586 million as of December 31, 2013 and 2012, respectively, of which approximately $46 million is cash held at foreign subsidiaries as of December 31, 2013. If these amounts were distributed to the U.S., in the form of a dividend or otherwise, we would be subject to additional U.S. income taxes. Determination of the amount of unrecognized deferred income tax liabilities on these earnings is not practicable.

Refinancing Transactions

Effective May 13, 2013 the Company entered into the Restated Credit Agreement and on May 1, 2012 we entered into the 2012 Credit Agreement in conjunction with the Merger.

For further information on our refinancings see "Introduction - Debt Refinancings" contained elsewhere in this Item 7 and "Note 4. Long-term Debt and Short-term Borrowings" to the consolidated financial statements contained in Item 8 of this report.

Loan Covenants

The Restated Credit Agreement contains customary affirmative and negative covenants as well as events of default, including payment defaults, breach of representations and warranties, covenant defaults, cross-defaults, certain bankruptcy or insolvency events, certain ERISA-related events, changes in control or ownership and invalidity of any loan document.

Under the Restated Credit Agreement, the Company is required to meet certain financial tests, including a maximum consolidated leverage ratio (as defined in the Restated Credit Agreement, the "Leverage Ratio") as determined by reference to the following ratios:

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

Beginning with the fiscal quarter ending June 30, 2013, the Restated Credit Agreement also requires the Company to maintain a consolidated fixed charge coverage ratio (as defined in the Restated Credit Agreement, the "Fixed Charge Coverage Ratio") as of the end of any fiscal quarter at or above 1.25 to 1.00. Under the Restated Credit Agreement, the Company no longer must meet certain minimum interest coverage ratios that were present in the 2012 Credit Agreement.

The indenture governing the 6.75% Senior Unsecured Notes, due April 2020 (the "Senior Notes"), does not contain financial performance covenants. However, that indenture does contain covenants that limit, among other things, our ability and the ability of our restricted subsidiaries to:

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

See also "Note 4. Long-term Debt and Short-term Borrowings" to the consolidated financial statements contained in Item 8 of this report.

Compliance with Loan Covenants

As of December 31, 2013, our Leverage Ratio was approximately 3.3 to 1 and the Fixed Charge Coverage Ratio was approximately 3.7 to 1.

As of and for the period ended December 31, 2013, we were in compliance with all applicable loan covenants.

Guarantees and Security

Generally, obligations under the Restated Credit Agreement are irrevocably and unconditionally guaranteed, jointly and severally, by certain of the Company's existing and future domestic subsidiaries, and are secured by substantially all of the Company's and certain guarantor subsidiaries' assets, subject to certain exclusions and limitations.

The Senior Notes, are irrevocably and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by each of our existing and future domestic subsidiaries other than certain excluded subsidiaries. The Senior Notes and the related guarantees will rank equally in right of payment with all of the existing and future senior debt of the Company and the guarantors, senior in right of payment to all of the existing and future subordinated debt of the Company and the guarantors, and effectively subordinated to all of the existing and future secured indebtedness of the Company and the guarantors to the extent of the value of the assets securing such indebtedness. The Senior Notes and the guarantees are and will be structurally subordinated to all existing and future liabilities, including trade payables, of each of the Company's subsidiaries that do not guarantee the notes.

Cash Flow

Fiscal 2013 versus Fiscal 2012

Cash Flow from Operating Activities

For the year ended December 31, 2013, cash provided by operating activities was $194.5 million, compared to the cash used in the prior-year period of $7.5 million. Net income for 2013 was $77.1 million, compared to $115.4 million in 2012. The 2012 net income includes non-cash income from the release of income tax valuation allowances of $145.1 million.

The operating cash generated in 2013 is much higher than prior year period because it includes a full 12 months of cash flow associated with the Mead C&OP business that was acquired on May 1, 2012; and due to the seasonality of the acquired business, nearly all of its net cash generation occurs during the first quarter (prior to our acquisition date). In addition, the absence of debt extinguishment and transaction costs included in the 2012 year, and increased operating profits and lower cash interest payments resulting from our debt refinancing activities in 2013 also contributed to the improvement. Cash sourced from net working capital was $33.8 million in 2013, and was driven by cash from accounts payable of $26.8 million that was attributed to our continued focus on extending supplier payment terms and to timing of our inventory purchases. In addition, improved supply chain management resulted in lower year end inventory levels and a cash inflow of $6.5 million. Other significant cash payments in 2013 included interest payments of $52.0 million, income tax payments of $31.1 million and contributions to the Company's pension and defined benefit plans of $14.7 million.

The table below shows our cash flow from accounts receivable, inventories and accounts payable for the years ended December 31, 2013 and 2012, respectively:

	2013	2012
Accounts receivable	$0.5	$(153.8)
Inventories	6.5	61.8
Accounts payable	26.8	(25.0)
Cash flow provided (used) by net working capital	$33.8	$(117.0)

Cash Flow from Investing Activities

Cash used by investing activities was $33.3 million and $423.2 million for the years ended December 31, 2013 and 2012, respectively. The 2012 cash outflow reflects $397.5 million of net cash paid for the Mead C&OP business. Capital expenditures were $36.6 million and $30.3 million for the years ended December 31, 2013 and 2012, respectively. The increase in capital expenditures reflects investments associated with the acquisition of Mead C&OP, including integration-related spending in association with the relocation of our Day-Timer operations to other Company locations, investments in the Company's new corporate and U.S. headquarters, and continuing information technology investments.

Cash Flow from Financing Activities

Cash used by financing activities for the year ended December 31, 2013 was $155.5 million, and reflects a net repayment of outstanding debt associated with the Company's new and previously existing debt facilities of $150.2 million. Included in this amount were proceeds from new debt facilities of $530.0 million, offset by repayments of the Company's extinguished and new debt facilities of $679.5 million. In addition, debt issuance payments in 2013 were $4.3 million. Cash provided by financing activities in 2012 was $360.1 million, representing proceeds from new debt facilities of $1.27 billion, offset by repayments of the Company's extinguished and new debt facilities of $872.0 million and debt issuance payments of $38.5 million.

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

The table below shows our cash flow from accounts receivable, inventories and accounts payable for the years ended December 31, 2012 and 2011, respectively:

	2012	2011
Accounts receivable	$(153.8)	$0.6
Inventories	61.8	5.4
Accounts payable	(25.0)	16.8
Cash flow (used) provided by net working capital	$(117.0)	$22.8

Cash Flow from Investing Activities

Cash used by investing activities was $423.2 million for the year ended December 31, 2012 and reflects $397.5 million of net cash paid for Mead C&OP. For additional information, see "Note 3. Acquisitions" to the consolidated financial statements contained in Item 8 of this report. Cash provided by investing activities in 2011 was $40.0 million and included proceeds from the sale of GBC Fordigraph of $53.6 million. Capital expenditures were $30.3 million and $13.5 million for the years ended December 31, 2012 and 2011, respectively. The increase in capital expenditures reflects the acquisition of Mead C&OP, as well as additional investments in information technology systems, including the cost of replacing the I.T. infrastructure previously supplied by Mead C&OP's former parent company. During 2012, the Company also received net proceeds of $3.1 million from the sale of assets, which included a manufacturing facility located in the U.K. In addition, $1.5 million of net proceeds associated with the 2009 sale of the Company’s former commercial print finishing business were collected in 2012, while additional cash expenditures associated with the sale and exit of the business of approximately $2.4 million are anticipated during the 2013 year.

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

Capitalization

We had approximately 113.7 million common shares outstanding as of December 31, 2013.

Adequacy of Liquidity Sources

Based on our 2014 business plan and latest forecasts, we believe that cash flows from operations, our current cash balance and other sources of liquidity, including borrowings available under our Revolving Facility will be adequate to support requirements for working capital, capital expenditures, and to service indebtedness for the foreseeable future. Our future operating performance is dependent on many factors, some of which are beyond our control, including prevailing economic, financial and industry conditions. For more information on these risks see “Part I, Item1A. Risk Factors".

Off-Balance-Sheet Arrangements and Contractual Financial Obligations

We do not have any material off-balance-sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Our contractual obligations and related payments by period at December 31, 2013 were as follows:

	2014	2015 - 2016	2017 -2018	Thereafter	Total
(in millions of dollars)
Contractual obligations
Debt(1)	$0.1	$99.3	$321.5	$500.0	$920.9
Interest on debt(2)	45.3	86.5	77.4	50.6	259.8
Operating lease obligations	22.5	36.3	25.3	38.0	122.1
Purchase obligations(3)	80.0	26.9	12.9	—	119.8
Other long-term liabilities(4)	16.3	5.9	—	—	22.2
Total	$164.2	$254.9	$437.1	$588.6	$1,444.8

(1)	The required 2014 principal cash payments on the Restated Term Loan A were made in 2013.

(2)	Interest calculated at December 31, 2013 rates for variable rate debt.

(3)	Purchase obligations primarily consist of contracts and non-cancelable purchase orders for raw materials and finished goods.

(4)	Obligations related to the Company’s pension plans.

Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at December 31, 2013, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, $52.1 million of unrecognized tax benefits have been excluded from the contractual obligations table above. See "Note 11. Income Taxes" to the consolidated financial statements contained in Item 8 of this report for a discussion on income taxes.

Critical Accounting Policies

Our financial statements are prepared in conformity with accounting principles generally accepted in the U.S. Preparation of our financial statements requires us to make judgments, estimates and assumptions that affect the amounts of actual assets, liabilities, revenues and expenses presented for each reporting period. Actual results could differ significantly from those estimates. We regularly review our assumptions and estimates, which are based on historical experience and, where appropriate, current business trends. We believe that the following discussion addresses our critical accounting policies, which require more significant, subjective and complex judgments to be made by our management.

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

Inventories

Inventories are priced at the lower of cost (principally first-in, first-out with some amounts at average) or market. A reserve is established to adjust the cost of inventory to its net realizable value. Inventory reserves are recorded for obsolete or slow moving inventory based on assumptions about future demand and marketability of products, the impact of new product introductions and specific identification of items, such as product discontinuance or engineering/material changes. These estimates could vary significantly, either favorably or unfavorably, from actual requirements if future economic conditions, customer inventory levels or competitive conditions differ from expectations.

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

Buildings	40 to 50 years
Leasehold improvements	Lesser of lease term or the life of the asset
Machinery, equipment and furniture	3 to 10 years
Computer software	5 to 7 years

Long-Lived Assets

We test long-lived assets for impairment whenever events or changes in circumstances indicate that the assets’ carrying amount is not recoverable from its undiscounted cash flows. When such events occur, we compare the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group to the carrying amount of a long-lived asset or asset group. The cash flows are based on our best estimate at the time of future cash flow, derived from the most recent business projections. If this comparison indicates that there is an impairment, the amount of the impairment is typically calculated using discounted expected future cash flows. The discount rate applied to these cash flows is based on our weighted average cost of capital, computed by selecting market rates at the valuation dates for debt and equity that are reflective of the risks associated with an investment in the our industry as estimated by using comparable publicly traded companies.

Intangible Assets

Intangible assets are comprised primarily of indefinite-lived and amortizable intangible assets acquired and arising from the application of purchase accounting. Indefinite-lived intangible assets are not amortized, but are evaluated annually to determine whether the indefinite useful life is appropriate. In addition, amortizable intangible assets other than goodwill are amortized over their useful lives. Certain of our trade names have been assigned an indefinite life as we currently anticipate that these trade names will contribute cash flows to ACCO Brands indefinitely.

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

During 2013, we adopted ASU No. 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. ASU No. 2012-02 permits entities to first assess qualitative factors to determine if it is more likely than not that the fair value of a indefinite-lived intangible unit is less than its carrying amount as a basis for determining whether further impairment testing of indefinite-lived intangible assets is necessary.

We performed our annual assessment in the second quarter of 2013 and concluded that no impairment exists. However, due to the recent acquisition of Mead C&OP, the fair values of certain indefinite-lived trade names are not substantially above their carrying values.

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

Goodwill

The authoritative guidance on goodwill and other intangible assets requires that goodwill be tested for impairment at a reporting unit level. We have determined that our reporting units are ACCO Brands North America, ACCO Brands International and Computer Products Group segments. We test goodwill for impairment annually and whenever events or circumstances make it more likely than not that an impairment may have occurred. During 2012, we adopted ASU No. 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU No. 2011-08 permits entities to first assess qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test included in U.S. GAAP. Entities are not required to calculate the fair value of a reporting unit unless they determine that it is more likely than not that the fair value is less than the carrying amount. We performed our annual assessment in the second quarter of 2013 and concluded that no impairment exists; however we did conclude it was necessary to apply the traditional two-step fair value quantitative impairment test in ASC 350 to our reporting units in 2013 due to the Merger and the decline in sales. When applying a fair-value-based test, if it is determined to be required, the fair value of a reporting unit is compared to its carrying value. If the fair value of a reporting unit exceeds the carrying value of the net assets assigned to a reporting unit, goodwill is considered not impaired and no further testing is required. If the carrying value of the net assets assigned to a reporting unit exceeds the fair value of a reporting unit, the second step of the impairment test is performed in order to determine the implied fair value of a reporting unit’s goodwill. Determining the implied fair value of goodwill requires valuation of a reporting unit’s tangible and intangible assets and liabilities in a manner similar to the allocation of purchase price in a business combination. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, goodwill is deemed impaired and is written down to the extent of the difference.

Given the current economic environment and the uncertainties regarding their impact on our business, there can be no assurance that our estimates and assumptions made for purposes of our qualitative impairment testing during 2013 will prove to be accurate predictions of the future. If our assumptions regarding forecasted revenue or margin growth rates of certain reporting units are not achieved, we may be required to record impairment charges in future periods, whether in connection with our next annual impairment testing in the second quarter of fiscal year 2014 or prior to that, if a triggering event is identified outside of the quarter from when the annual impairment test is performed. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

Employee Benefit Plans

We provide a range of benefits to our employees and retired employees, including pensions, post-retirement, post-employment and health care benefits. We record annual amounts relating to these plans based on calculations specified by U.S. GAAP, which include various actuarial assumptions, including discount rates, assumed rates of return, compensation increases, turnover rates and health care cost trend rates. Actuarial assumptions are reviewed on an annual basis and modifications to these assumptions are made based on current rates and trends when it is deemed appropriate. As required by U.S. GAAP, the effect of our modifications are generally recorded and amortized over future periods. We believe that the assumptions utilized in recording our obligations under the plans are reasonable based on our experience. The actuarial assumptions used to record our plan obligations could differ materially from actual results due to changing economic and market conditions, higher or lower withdrawal rates or other factors which may impact the amount of retirement related benefit expense recorded by us in future periods.

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

Pension expense was $6.3 million, $8.9 million and $6.9 million for the years ended December 31, 2013, 2012 and 2011, respectively. The $2.6 million decrease in pension expense in 2013 compared to 2012 was due to higher expected returns on the plans' assets because of higher level of assets, primarily due to actual market returns and a $1.0 million curtailment gain, which were partially offset by higher amortization of actuarial losses in the U.S. plans. The $2.0 million increase in pension expense in 2012 compared to 2011 was due to the inclusion of the Mead C&OP plans and the settlement losses on the Supplemental Retirement Plan (the "SRP") as part of the Merger. Post-retirement expense (income) was $0.2 million, $(0.8) million and $0.2 million for the years ended December 31, 2013, 2012 and 2011, respectively. The $1.0 million increase in post-retirement expense in 2013 compared to 2012 was due to reduced amortization of actuarial gains.

The weighted average assumptions used to determine benefit obligations for the years ended December 31, 2013, 2012, and 2011 were as follows:

	Pension Benefits						Post-retirement
	U.S.			International
	2013	2012	2011	2013	2012	2011	2013	2012	2011
Discount rate	5.0%	4.2%	5.0%	4.3%	4.3%	4.7%	4.4%	4.0%	4.5%
Rate of compensation increase	N/A	N/A	N/A	3.3%	4.0%	3.6%	—	—	—

The weighted average assumptions used to determine net periodic benefit cost for the years ended December 31, 2013, 2012 and 2011 were as follows:

	Pension Benefits						Post-retirement
	U.S.			International
	2013	2012	2011	2013	2012	2011	2013	2012	2011
Discount rate	4.2%	5.0%	5.5%	4.3%	4.7%	5.4%	4.0%	4.5%	5.0%
Expected long-term rate of return	8.2%	8.2%	8.2%	6.8%	6.2%	6.4%	—	—	—
Rate of compensation increase	N/A	N/A	N/A	4.0%	3.6%	4.4%	—	—	—

In 2014, we expect pension income of approximately $0.1 million and post-retirement income of approximately $0.4 million. The estimated $6.4 million decrease in pension expense for 2014 compared to 2013 is due to reduced amortization of actuarial losses, primarily in the U.S., which have resulted from higher discount rates at the end of 2013 compared to the end of 2012. Additionally, investment returns in excess of the expected returns contributed to an actuarial gain for the plans during 2013.

A 25-basis point change (0.25%) in our discount rate assumption would lead to an increase or decrease in our pension and post-retirement expense of approximately $0.6 million for 2014. A 25-basis point change (0.25%) in our long-term rate of return assumption would lead to an increase or decrease in pension and post-retirement expense of approximately $1.2 million for 2014.

Pension and post-retirement liabilities of $61.7 million as of December 31, 2013, decreased from $119.8 million at December 31, 2012, due to higher discount rates (primarily in the U.S.) compared to prior year assumptions and by the actual over performance of the assets of the pension plans compared to the expected long-term rate of return of the assets of the pension plans.

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

Deferred income taxes are not provided on certain undistributed earnings of foreign subsidiaries that are expected to be permanently reinvested in those companies, aggregating approximately $606 million and $586 million as of December 31, 2013 and 2012, respectively. If these amounts were distributed to the U.S., in the form of a dividend or otherwise, we would be subject to additional U.S. income taxes. Determination of the amount of unrecognized deferred income tax liabilities on these earnings is not practicable.

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

Prior to 2012 we utilized historical volatility for a pool of peer companies for a period of time that is comparable to the expected life of the option/SSAR to determine volatility assumptions for stock-based compensation. Beginning in 2012, volatility was calculated using a combination of peer companies (50%) and ACCO Brands' historic volatility (50%). In 2013, volatility was calculated using a combination of peer companies (25%) and ACCO Brands' historic volatility (75%). The weighted average expected option term reflects the application of the simplified method, which defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Forfeitures are estimated at the time of grant in order to calculate the amount of share-based payment awards ultimately expected to vest. The forfeiture rate is based on historical experience.

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

We recognized stock-based compensation expense of $16.4 million, $9.2 million and $6.3 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Recent Accounting Pronouncements

For information on recent accounting pronouncements see "Note 2. Significant Accounting Policies" to the consolidated financial statements contained in Item 8 of this report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our industry is concentrated in a small number of major customers, principally office products superstores, large retailers, wholesalers and contract stationers. Customer consolidation and share growth of private-label products continue to increase pricing pressures, which may adversely affect margins for us and our competitors. We are addressing these challenges through design innovations, value-added features and services, as well as continued cost and asset reductions.

We are exposed to various market risks, including changes in foreign currency exchange rates and interest rate changes. We enter into financial instruments to manage and reduce the impact of these risks, not for trading or speculative purposes. The counterparties to these financial instruments are major financial institutions.

Foreign Exchange Risk Management

We enter into forward foreign currency contracts to reduce the effect of fluctuating foreign currencies, primarily on foreign denominated inventory purchases and intercompany loans. The majority of the Company’s exposure to local currency movements is in Europe, Australia, Canada, Brazil, Mexico and Japan. All of the existing foreign exchange contracts as of December 31, 2013 have maturity dates in 2014. Increases and decreases in the fair market values of the forward agreements are expected to be offset by gains/losses in recognized net underlying foreign currency transactions or loans. Notional amounts of outstanding foreign currency forward exchange contracts were $144.2 million and $175.4 million at December 31, 2013 and 2012, respectively. The net fair value of these foreign currency contracts was $0.9 million and $0.4 million at December 31, 2013 and 2012, respectively. At December 31, 2013, a 10% unfavorable exchange rate movement in our portfolio of foreign currency forward contracts would have reduced our unrealized gains by $12.2 million. Consistent with the use of these contracts to neutralize the effect of exchange rate fluctuations, such unrealized losses or gains would be offset by corresponding gains or losses, respectively, in the remeasurement of the underlying transactions being hedged. When taken together, we believe these forward contracts and the offsetting underlying commitments do not create material market risk.

For more information related to outstanding foreign currency forward exchange contracts see "Note 13. Fair Value of Financial Instruments" and "Note 14. Derivative Financial Instruments" to the consolidated financial statements contained in Item 8 of this report.

Interest Rate Risk Management

As discussed in "Note 4. Long-term Debt and Short-term Borrowings" to our consolidated financial statements contained in Item 8 of this report, our previous senior secured credit facilities were refinanced in May 2013.

Amounts outstanding under the Restated Credit Agreement bear interest (i) in the case of Eurodollar loans, at a rate per annum equal to the Eurodollar rate (which is based on an average British Bankers Association Interest Settlement Rate) plus the applicable rate; (ii) in the case of loans made at the Base Rate (which means the highest of (a) the Bank of America, N.A. prime rate then in effect, (b) the Federal Funds Effective Rate (as defined in the Restated Credit Agreement) then in effect plus ½ of 1.00% and (c) the Eurodollar rate that would be payable on such day for a Eurodollar loan with a one-month interest period plus 1.00%), at a rate per annum equal to the Base Rate plus the applicable rate; and (iii) in the case of swing line loans, at a rate per annum equal to the Base Rate plus the applicable rate for the Revolving Facility. Separate base interest rate and applicable rate provisions will apply for any Canadian or Australian currency denominated loans outstanding under the Revolving Facility.

The applicable rate applied to outstanding Eurodollar loans and Base Rate loans is based on the Company's consolidated Leverage Ratio as follows:

Consolidated Leverage Ratio	Eurodollar Credit Spread	Base Rate Credit Spread
> 4.00 to 1.00	2.50%	1.50%
≤ 4.00 to 1.00 and > 3.50 to 1.00	2.25%	1.25%
≤ 3.50 to 1.00 and > 2.50 to 1.00	2.00%	1.00%
≤ 2.50 to 1.00	1.75%	0.75%

The Senior Notes have fixed interest rates and, accordingly, are not exposed to market risk resulting from changes in interest rates. However, the fair market value of our long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. In addition, fair market values will also reflect the credit markets' view of credit risk spreads and our risk profile. These interest rate changes may affect the fair market value of the fixed interest rate debt and any repurchases of these notes, but do not impact our earnings or cash flows.

The following table summarizes information about our major debt components as of December 31, 2013, including the principal cash payments and interest rates.

Debt Obligations

	Stated Maturity Date
(in millions of dollars)	2014(1)	2015	2016	2017	2018	Thereafter	Total	Fair Value
Long term debt:
Fixed rate Senior Unsecured Notes, due April 2020	$—	$—	$—	$—	$—	$500.0	$500.0	$491.3
Average fixed interest rate	6.75%	6.75%	6.75%	6.75%	6.75%	6.75%
Variable rate U.S. Dollar Senior Secured Term Loan A, due May 2018	$—	$43.5	$55.0	$57.9	$263.6	$—	$420.0	$420.9
Average variable interest rate(2)	2.49%	2.49%	2.49%	2.49%	2.49%	—%

(1)	The required 2014 principal cash payments on the Restated Term Loan A were made in 2013.

(2)	Rates presented are as of December 31, 2013.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of ACCO Brands Corporation:

We have audited the accompanying consolidated balance sheets of ACCO Brands Corporation and subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, cash flows and stockholders’ equity (deficit) for each of the years in the three-year period ended December 31, 2013. In connection with our audits of the consolidated financial statements, we also audited the related consolidated financial statement schedule, Schedule II - Valuation and Qualifying Accounts and Reserves. We also have audited ACCO Brands Corporation’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). ACCO Brands Corporation’s management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A(c) of the Company's December 31, 2013 annual report on Form 10-K. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to U.S. and Canadian information technology general controls related to the configuration set-up of the system, user access and change management controls for the Mead C&OP business has been identified and included in management’s assessment. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2013 consolidated financial statements.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ACCO Brands Corporation and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
Also in our opinion, because of the effect of the aforementioned material weakness on the achievement of the objectives of the control criteria, ACCO Brands Corporation has not maintained effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP

Chicago, Illinois
February 25, 2014

ACCO Brands Corporation and Subsidiaries
Consolidated Balance Sheets

	December 31, 2013	December 31, 2012
(in millions of dollars, except share data)
Assets
Current assets:
Cash and cash equivalents	$53.5	$50.0
Accounts receivable less allowances for discounts, doubtful accounts and returns of $21.2 and $19.3, respectively	471.9	498.7
Inventories	254.7	265.5
Deferred income taxes	33.5	31.1
Other current assets	28.1	29.0
Total current assets	841.7	874.3
Total property, plant and equipment	548.5	591.4
Less accumulated depreciation	(295.2)	(317.8)
Property, plant and equipment, net	253.3	273.6
Deferred income taxes	37.3	36.4
Goodwill	568.3	589.4
Identifiable intangibles, net of accumulated amortization of $147.8 and $123.3, respectively	607.0	646.6
Other non-current assets	75.3	87.4
Total assets	$2,382.9	$2,507.7
Liabilities and Stockholders' Equity
Current liabilities:
Notes payable to banks	$—	$1.2
Current portion of long-term debt	0.1	0.1
Accounts payable	177.9	152.4
Accrued compensation	32.0	38.0
Accrued customer program liabilities	123.6	119.0
Accrued interest	7.0	6.3
Other current liabilities	104.5	112.4
Total current liabilities	445.1	429.4
Long-term debt	920.8	1,070.8
Deferred income taxes	169.1	165.0
Pension and post-retirement benefit obligations	61.7	119.8
Other non-current liabilities	83.9	83.5
Total liabilities	1,680.6	1,868.5
Stockholders' equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 114,056,416 and 113,403,824 shares issued and 113,663,856 and 113,143,344 outstanding, respectively	1.1	1.1
Treasury stock, 392,560 and 260,480 shares, respectively	(3.5)	(2.5)
Paid-in capital	2,035.0	2,018.5
Accumulated other comprehensive loss	(185.6)	(156.1)
Accumulated deficit	(1,144.7)	(1,221.8)
Total stockholders' equity	702.3	639.2
Total liabilities and stockholders' equity	$2,382.9	$2,507.7

See notes to consolidated financial statements.

ACCO Brands Corporation and Subsidiaries
Consolidated Statements of Income

	Year Ended December 31,
(in millions of dollars, except per share data)	2013	2012	2011
Net sales	$1,765.1	$1,758.5	$1,318.4
Cost of products sold	1,220.3	1,225.1	919.2
Gross profit	544.8	533.4	399.2
Operating costs and expenses:
Advertising, selling, general and administrative expenses	344.2	349.9	278.4
Amortization of intangibles	24.7	19.9	6.3
Restructuring charges (income)	30.1	24.3	(0.7)
Total operating costs and expenses	399.0	394.1	284.0
Operating income	145.8	139.3	115.2
Non-operating expense (income):
Interest expense, net	54.7	89.3	77.2
Equity in earnings of joint ventures	(8.2)	(6.9)	(8.5)
Other expense, net	7.6	61.3	3.6
Income (loss) from continuing operations before income tax	91.7	(4.4)	42.9
Income tax expense (benefit)	14.4	(121.4)	24.3
Income from continuing operations	77.3	117.0	18.6
(Loss) income from discontinued operations, net of income taxes	(0.2)	(1.6)	38.1
Net income	$77.1	$115.4	$56.7
Per share:
Basic income per share:
Income from continuing operations	$0.68	$1.24	$0.34
(Loss) income from discontinued operations	$—	$(0.02)	$0.69
Basic income per share	$0.68	$1.23	$1.03
Diluted income per share:
Income from continuing operations	$0.67	$1.22	$0.32
(Loss) income from discontinued operations	$—	$(0.02)	$0.66
Diluted income per share	$0.67	$1.20	$0.98
Weighted average number of shares outstanding:
Basic	113.5	94.1	55.2
Diluted	115.7	96.1	57.6

See notes to consolidated financial statements.

ACCO Brands Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(in millions of dollars)	2013	2012	2011
Net income	$77.1	$115.4	$56.7
Other comprehensive income (loss), before tax:
Unrealized gain (loss) on derivative financial instruments:
Gain (loss) arising during the period	3.7	(0.2)	(0.3)
Reclassification of (gain) loss included in net income	(3.4)	(1.9)	4.9
Foreign currency translation:
Foreign currency translation adjustments	(61.6)	(10.9)	(8.9)
Less: reclassification adjustment for sale of GBC Fordigraph Pty Ltd included in net income	—	—	(6.1)
Pension and other post-retirement plans:
Actuarial gain (loss) arising during the period	39.3	(21.1)	(46.3)
Amortization of actuarial loss and prior service cost included in net income	11.5	7.2	7.8
Other	(2.1)	(4.5)	0.9
Other comprehensive loss, before tax	(12.6)	(31.4)	(48.0)
Income tax (expense) benefit related to items of other comprehensive loss	(16.9)	6.3	3.1
Comprehensive income	$47.6	$90.3	$11.8

See notes to consolidated financial statements.

ACCO Brands Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31,
(in millions of dollars)	2013	2012	2011
Operating activities
Net income	$77.1	$115.4	$56.7
Amortization of inventory step-up	—	13.3	—
(Gain) loss on disposal of assets	(4.1)	2.0	(40.4)
Deferred income tax provision	(0.7)	(9.9)	3.9
Release of tax valuation allowance	(11.6)	(145.1)	—
Depreciation	39.9	34.5	26.5
Other non-cash charges	1.2	2.3	0.1
Amortization of debt issuance costs and bond discount	6.2	9.9	8.2
Amortization of intangibles	24.7	19.9	6.4
Stock-based compensation	16.4	9.2	6.3
Loss on debt extinguishment	9.4	15.5	2.9
Equity in earnings of joint ventures, net of dividends received	(2.7)	3.0	(2.9)
Changes in balance sheet items:
Accounts receivable	0.5	(153.8)	0.6
Inventories	6.5	61.8	5.4
Other assets	0.1	7.4	0.2
Accounts payable	26.8	(25.0)	16.8
Accrued expenses and other liabilities	9.0	30.1	(27.8)
Accrued income taxes	(4.2)	2.0	(1.1)
Net cash provided (used) by operating activities	194.5	(7.5)	61.8
Investing activities
Additions to property, plant and equipment	(36.6)	(30.3)	(13.5)
Assets acquired	—	—	(1.4)
(Payments) proceeds related to the sale of discontinued operations	(1.5)	1.5	53.5
Proceeds from the disposition of assets	6.1	3.1	1.4
Cost of acquisitions, net of cash acquired	(1.3)	(397.5)	—
Net cash (used) provided by investing activities	(33.3)	(423.2)	40.0
Financing activities
Proceeds from long-term borrowings	530.0	1,270.0	0.1
Repayments of long-term debt	(679.5)	(872.0)	(63.0)
(Repayments) borrowings of short-term debt, net	(0.7)	1.2	—
Payments for debt issuance costs	(4.3)	(38.5)	—
Other	(1.0)	(0.6)	(0.2)
Net cash (used) provided by financing activities	(155.5)	360.1	(63.1)
Effect of foreign exchange rate changes on cash and cash equivalents	(2.2)	(0.6)	(0.7)
Net increase (decrease) in cash and cash equivalents	3.5	(71.2)	38.0
Cash and cash equivalents
Beginning of the period	50.0	121.2	83.2
End of the period	$53.5	$50.0	$121.2
Cash paid during the year for:
Interest	$52.0	$94.9	$71.9
Income taxes	$31.1	$28.8	$27.7

	Year Ended December 31,
(in millions of dollars)	2013	2012	2011
Significant non-cash transactions:
Common stock issued in conjunction with the acquisition of Mead C&OP	$—	$602.3	$—

See notes to consolidated financial statements.

ACCO Brands Corporation and Subsidiaries
Consolidated Statements of Stockholders’ Equity (Deficit)

(in millions of dollars)	Common Stock	Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Accumulated Deficit	Total
Balance at December 31, 2010	$0.6	$1,401.1	$(86.1)	$(1.5)	$(1,393.9)	$(79.8)
Net income	—	—	—	—	56.7	56.7
Income on derivative financial instruments, net of tax	—	—	3.7	—	—	3.7
Translation impact	—	—	(15.0)	—	—	(15.0)
Pension and post-retirement adjustment, net of tax	—	—	(33.6)	—	—	(33.6)
Stock-based compensation activity	—	6.3	—	(0.2)	—	6.1
Balance at December 31, 2011	0.6	1,407.4	(131.0)	(1.7)	(1,337.2)	(61.9)
Net income	—	—	—	—	115.4	115.4
Stock issuance - Mead C&OP acquisition	0.5	601.8	—	—	—	602.3
Loss on derivative financial instruments, net of tax	—	—	(2.1)	—	—	(2.1)
Translation impact	—	—	(10.9)	—	—	(10.9)
Pension and post-retirement adjustment, net of tax	—	—	(12.1)	—	—	(12.1)
Stock-based compensation activity	—	9.4	—	(0.8)	—	8.6
Other	—	(0.1)	—	—	—	(0.1)
Balance at December 31, 2012	1.1	2,018.5	(156.1)	(2.5)	(1,221.8)	639.2
Net income	—	—	—	—	77.1	77.1
Income on derivative financial instruments, net of tax	—	—	0.2	—	—	0.2
Translation impact	—	—	(61.6)	—	—	(61.6)
Pension and post-retirement adjustment, net of tax	—	—	31.9	—	—	31.9
Stock-based compensation activity	—	16.4	—	(1.0)	—	15.4
Other	—	0.1	—	—	—	0.1
Balance at December 31, 2013	$1.1	$2,035.0	$(185.6)	$(3.5)	$(1,144.7)	$702.3
Shares of Capital Stock

	Common Stock	Treasury Stock	Net Shares
Shares at December 31, 2010	55,080,463	(157,680)	54,922,783
Stock issuances - stock based compensation	579,290	(26,338)	552,952
Shares at December 31, 2011	55,659,753	(184,018)	55,475,735
Stock issuances - stock based compensation	654,263	(76,462)	577,801
Stock issuance - Mead C&OP acquisition	57,089,808	—	57,089,808
Shares at December 31, 2012	113,403,824	(260,480)	113,143,344
Stock issuances - stock based compensation	652,592	(132,080)	520,512
Shares at December 31, 2013	114,056,416	(392,560)	113,663,856

See notes to consolidated financial statements.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements

1. Basis of Presentation

The management of ACCO Brands Corporation is responsible for the accuracy and internal consistency of the preparation of the consolidated financial statements and notes contained in this annual report.

The consolidated financial statements include the accounts of ACCO Brands Corporation and its domestic and international subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. Our investments in companies that are between 20% and 50% owned are accounted for using the equity method of accounting. ACCO Brands has an equity investment in the following joint venture: Pelikan-Artline Pty Ltd (“Pelikan-Artline”) - 50% ownership. Our share of earnings from equity investments is included on the line entitled “Equity in earnings of joint ventures” in the Consolidated Statements of Income.

On May 1, 2012, we completed the merger of the Mead Consumer and Office Products Business (“Mead C&OP”) with a wholly-owned subsidiary of the Company (the "Merger"). Accordingly, the results of Mead C&OP are included in our consolidated financial statements from the date of the Merger, May 1, 2012. For further information on the Merger see "Note 3. Acquisitions".

We sold our GBC Fordigraph Pty Ltd (“GBC Fordigraph”) business to The Neopost Group as of May 31, 2011. This business was part of the ACCO Brands International segment. GBC Fordigraph is reported as a discontinued operation on the Consolidated Statements of Income for all periods presented in this annual report. The cash flows from discontinued operations have not been separately classified on the accompanying consolidated statements of cash flows. For further information on the Company’s discontinued operations see "Note 18. Discontinued Operations".

2. Significant Accounting Policies

Nature of Business

ACCO Brands is primarily involved in the manufacturing, marketing and distribution of office products; such as stapling, binding and laminating equipment and related consumable supplies, shredders and whiteboards; school products; such as notebooks, folders, decorative calendars, and stationery products; calendar products; and accessories for laptop and desktop computers, smartphones and tablets. We sell primarily to large resellers and our subsidiaries operate principally in the United States, Northern Europe, Canada, Brazil, Australia and Mexico.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

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

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

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

Property, Plant and Equipment

Property, plant and equipment are carried at cost. Depreciation is provided, principally on a straight-line basis, over the estimated useful lives of the assets. Gains or losses resulting from dispositions are included in operating income. Betterments and renewals, which improve and extend the life of an asset are capitalized; maintenance and repair costs are expensed. Purchased computer software is capitalized and amortized over the software’s useful life. The following table shows estimated useful lives of property, plant and equipment:

Buildings	40 to 50 years
Leasehold improvements	Lesser of lease term or the life of the asset
Machinery, equipment and furniture	3 to 10 years
Computer software	5 to 7 years

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

Intangible Assets

Intangible assets are comprised primarily of indefinite-lived and amortizable intangible assets acquired and arising from the application of purchase accounting. Indefinite-lived intangible assets are not amortized, but are evaluated annually to determine whether the indefinite useful life is appropriate. In addition, amortizable intangible assets other than goodwill are amortized over their useful lives. Certain of our trade names have been assigned an indefinite life as we currently anticipate that these trade names will contribute cash flows to ACCO Brands indefinitely.

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

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

During 2013, we adopted ASU No. 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. ASU No. 2012-02 permits entities to first assess qualitative factors to determine if it is more likely than not that the fair value of a indefinite-lived intangible unit is less than its carrying amount as a basis for determining whether further impairment testing of indefinite-lived intangible assets is necessary.

We performed our annual assessment in the second quarter of 2013 and concluded that no impairment exists. However, due to the recent acquisition of Mead C&OP, the fair values of certain indefinite-lived trade names are not substantially above their carrying values.

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

Goodwill

Goodwill has been recorded on our balance sheet and represents the excess of the cost of the acquisitions when compared to the fair value of the net assets acquired. The authoritative guidance on goodwill and other intangible assets requires that goodwill be tested for impairment at a reporting unit level. We have determined that our reporting units are ACCO Brands North America, ACCO Brands International and Computer Products Group segments. We test goodwill for impairment annually and whenever events or circumstances make it more likely than not that an impairment may have occurred. During 2012, we adopted ASU No. 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU No. 2011-08 permits entities to first assess qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test included in U.S. GAAP. Entities are not required to calculate the fair value of a reporting unit unless they determine that it is more likely than not that the fair value is less than the carrying amount. We performed our annual assessment in the second quarter of 2013 and concluded that no impairment exists, however we did conclude it was necessary to apply the traditional two-step fair value quantitative impairment test in ASC 350 to our reporting units in 2013 due to the Merger and the decline in sales. When applying a fair-value-based test, if it is determined to be required, the fair value of a reporting unit is compared to its carrying value. If the fair value of a reporting unit exceeds the carrying value of the net assets assigned to a reporting unit, goodwill is considered not impaired and no further testing is required. If the carrying value of the net assets assigned to a reporting unit exceeds the fair value of a reporting unit, the second step of the impairment test is performed in order to determine the implied fair value of a reporting unit’s goodwill. Determining the implied fair value of goodwill requires valuation of a reporting unit’s tangible and intangible assets and liabilities in a manner similar to the allocation of purchase price in a business combination. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, goodwill is deemed impaired and is written down to the extent of the difference.

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

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

these matters. However, our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are revised or resolved.

Revenue Recognition

We recognize revenue from product sales when earned, net of applicable provisions for discounts, returns and allowances. We consider revenue to be realized or realizable and earned when all of the following criteria are met: title and risk of loss have passed to the customer, persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collectability is reasonably assured. We also provide for our estimate of potential uncollectible receivables at the time of revenue recognition.

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

Advertising, Selling, General and Administrative Expenses

Advertising, selling, general and administrative expenses ("SG&A") include advertising, marketing, selling (including commissions), research and development, customer service, depreciation related to assets outside the manufacturing and distribution processes and all other general and administrative expenses outside the manufacturing and distribution functions (e.g., finance, human resources, information technology, corporate expenses, etc.).

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

Warranty Reserves

We offer our customers various warranty terms based on the type of product that is sold. Estimated future obligations related to products sold under these warranty terms are provided by charges to cost of products sold in the period in which the related revenue is recognized.

Advertising Costs

Advertising costs amounted to $131.0 million, $125.7 million and $98.1 million for the years ended December 31, 2013, 2012 and 2011, respectively. These costs include, but are not limited to, cooperative advertising and promotional allowances as described in “Customer Program Costs” above, and are principally expensed as incurred.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Research and Development

Research and development expenses, which amounted to $22.5 million, $20.8 million and $20.5 million for the years ended December 31, 2013, 2012 and 2011, respectively, are classified as general and administrative expenses and are charged to expense as incurred.

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

Certain forecasted transactions, assets and liabilities are exposed to foreign currency risk. We continually monitor our foreign currency exposures in order to maximize the overall effectiveness of our foreign currency hedge positions. Principal currencies hedged include the U.S. dollar, Euro, Australian dollar, Canadian dollar and British pound.

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. It allows companies the ability to perform a qualitative assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary, similar in approach to the goodwill impairment test. It is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. We adopted the standard in 2013 and it did not have a significant effect on our consolidated financial statements or results of operations.

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The revised standard is intended to improve the reporting of reclassifications out of accumulated other comprehensive income. It is effective for fiscal periods beginning after December 15, 2012. We adopted the standard in 2013 and its required disclosure.

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This guidance requires netting unrecognized tax benefits against deferred tax assets for a loss or other carryforward that would apply in settlement of uncertain tax positions. It is effective for annual reporting periods beginning after December 15, 2013, but early adoption is permitted. We adopted the standard in 2013 and it did not have a significant effect on our consolidated financial statements or results of operations.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

3. Acquisitions
On May 1, 2012, the Company completed the Merger of Mead C&OP with a wholly-owned subsidiary of the Company. Mead C&OP is a leading manufacturer and marketer of school supplies, office products, and planning and organizing tools including the Mead®, Five Star®, Trapper Keeper®, AT-A-GLANCE®, Cambridge®, Day Runner®, Hilroy, Tilibra and Grafons brands in the U.S., Canada and Brazil.
In the Merger, MeadWestvaco Corporation (“MWV”) shareholders received 57.1 million shares of the Company's common stock, or 50.5% of the combined company, valued at $602.3 million on the date of the Merger. After the transaction was completed the Company had 113.1 million common shares outstanding.

ACCO’s management determined that ACCO is the accounting acquiror in this combination. Accordingly, the results of Mead C&OP are included in the Company's consolidated financial statements from the date of the Merger, May 1, 2012.
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

In connection with our May 1, 2012 acquisition of Mead C&OP we assumed all of the tax liabilities for the acquired foreign operations. See "Note 11. Income Taxes - Income Tax Assessment" for details on tax assessments issued by the Federal Revenue Department of the Ministry of Finance of Brazil ("FRD") against our newly acquired indirect subsidiary, Tilibra Produtos de Papelaria Ltda. ("Tilibra"), which challenged the tax deduction of goodwill from Tilibra's taxable income for the years 2007 through 2010.

Acquisition-related costs of $14.5 million that were incurred during the twelve months ended December 31, 2012, and $5.6 million that were expensed during 2011, were classified as SG&A expenses.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

4. Long-term Debt and Short-term Borrowings
Notes payable and long-term debt, listed in order of their security interests, consisted of the following as of December 31, 2013 and 2012:

(in millions of dollars)	2013	2012
U.S. Dollar Senior Secured Term Loan A, due May 2018 (floating interest rate of 2.49% at December 31, 2013)	$420.0	$—
U.S. Dollar Senior Secured Term Loan B, due May 2019 (floating interest rate of 4.25% at December 31, 2012)	—	326.8
U.S. Dollar Senior Secured Term Loan A, due May 2017 (floating interest rate of 3.32% at December 31, 2012)	—	220.8
Canadian Dollar Senior Secured Term Loan A, due May 2017 (floating interest rate of 4.26% at December 31, 2012)	—	21.8
Senior Unsecured Notes, due April 2020 (fixed interest rate of 6.75%)	500.0	500.0
Other borrowings	0.9	2.7
Total debt	920.9	1,072.1
Less: current portion	(0.1)	(1.3)
Total long-term debt	$920.8	$1,070.8

Effective May 13, 2013 (the “Effective Date”), the Company entered into an Amended and Restated Credit Agreement (the “Restated Credit Agreement”) among the Company, certain subsidiaries of the Company, Bank of America, N.A., as administrative agent, and the other agents and lenders party thereto. The Restated Credit Agreement amended and restated the Company's prior credit agreement, dated as of March 26, 2012, as amended (the “2012 Credit Agreement”), that had been entered into in connection with the Merger.

The Restated Credit Agreement provides for a $780 million, five-year senior secured credit facility, which consists of a $250.0 million multi-currency revolving credit facility, due May 2018 (the “Revolving Facility”) and a $530.0 million U.S. dollar denominated Senior Secured Term Loan A, due May 2018 (the “Restated Term Loan A"). Specifically, in connection with the Restated Credit Agreement, the Company:

•
replaced its then-existing U.S.-dollar denominated Senior Secured Term Loan A, due May 2017 ("the Term Loan A"), under the 2012 Credit Agreement, which had an aggregate principal amount of $220.8 million outstanding immediately prior to the Effective Date, with the Restated Term Loan A, due May 2018, in an aggregate original principal amount of $530.0 million;

•
prepaid in full its then-existing U.S.-dollar denominated Senior Secured Term Loan B (the "Term Loan B"), due May 2019, under the 2012 Credit Agreement, which had an aggregate principal amount of $310.2 million outstanding immediately prior to the Effective Date, using a portion of the proceeds from the Restated Term A Loan; and

•	replaced the $250.0 million revolving credit facility under the 2012 Credit Agreement with the Revolving Facility, under which $47.3 million was outstanding immediately following the Effective Date.

Prior to the Effective Date, the Company repaid in full the $21.4 million Canadian-dollar denominated Senior Secured Term Loan A, due May 2017, that had been drawn under the 2012 Credit Agreement.
As of December 31, 2013, there were no borrowings under the Revolving Facility. The amount available for borrowings was $235.9 million (allowing for $14.1 million of letters of credit outstanding on that date).

During the twelve months ended December 31, 2013, we included in "Other expense, net" a $9.4 million charge for the write-off of debt origination costs associated with the refinancing. Additionally, we incurred approximately $4.5 million in bank, legal and other fees associated with the Restated Credit Agreement. Of these fees, $4.2 million were capitalized and will be amortized over the life of the Restated Term Loan A and the Revolving Facility.

The Revolving Facility is expected to be available for working capital and general corporate purposes. Undrawn amounts

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

under the Revolving Facility are subject to a commitment fee rate of 0.25% to 0.50% per annum, depending on the Company's consolidated leverage ratio (as defined in the Restated Credit Agreement, the "Leverage Ratio"). As of December 31, 2013, the commitment fee rate was 0.375%. Prior to the refinancing the commitment fee rate was 0.50%.

Maturity and amortization

Borrowings under the Revolving Facility and the Restated Term Loan A will mature on May 13, 2018. Amounts under the Revolving Facility are non-amortizing. Beginning September 30, 2013, the outstanding principal amount under the Restated Term Loan A was payable in quarterly installments in an amount representing, on an annual basis, 5.0% of the initial aggregate principal amount of such loan and increasing to 12.5% of the initial aggregate principal amount of such loan by June 30, 2016. Due to prepayments made during 2013, the next scheduled installment is due March 31, 2015.

Interest rates

Amounts outstanding under the Restated Credit Agreement will bear interest (i) in the case of Eurodollar loans, at a rate per annum equal to the Eurodollar rate (which is based on an average British Bankers Association Interest Settlement Rate) plus the applicable rate; (ii) in the case of loans made at the Base Rate (which means the highest of (a) the Bank of America, N.A. prime rate then in effect, (b) the Federal Funds Effective Rate (as defined in the Restated Credit Agreement) then in effect plus ½ of 1.00% and (c) the Eurodollar rate that would be payable on such day for a Eurodollar loan with a one-month interest period plus 1.00%), at a rate per annum equal to the Base Rate plus the applicable rate; and (iii) in the case of swing line loans, at a rate per annum equal to the Base Rate plus the applicable rate for the Revolving Facility. Separate base interest rate and applicable rate provisions will apply for any Canadian or Australian currency denominated loans outstanding under the Revolving Facility.

As of December 31, 2013, the Eurodollar credit spread for the Restated Term Loan A and amounts drawn under the Revolving Credit Facility was 2.25%, which represents a reduction from the Eurodollar credit spread of 3.00% for Term Loan A and 3.25% for Term Loan B in effect immediately prior to the Effective Date under the 2012 Credit Agreement. In addition, under the 2012 Credit Agreement, the Eurodollar rate for Term Loan B was subject to a minimum rate of 1%. This minimum is no longer applicable to the Restated Credit Agreement.

The credit spread applied to outstanding Eurodollar loans and Base Rate loans is based on our Leverage Ratio as calculated in the most recently submitted compliance certificate. The credit spreads are as follows:

Consolidated Leverage Ratio	Eurodollar Credit Spread	Base Rate Credit Spread
> 4.00 to 1.00	2.50%	1.50%
≤ 4.00 to 1.00 and > 3.50 to 1.00	2.25%	1.25%
≤ 3.50 to 1.00 and > 2.50 to 1.00	2.00%	1.00%
≤ 2.50 to 1.00	1.75%	0.75%

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
Loan Covenants
We must meet certain restrictive financial covenants as defined under the Restated Credit Agreement. The covenants become more restrictive over time and require us to maintain certain ratios related to Leverage Ratio. We are also subject to certain customary restrictive covenants under the Senior Unsecured Notes, due April 2020 (the "Senior Notes").

The Restated Credit Agreement contains customary affirmative and negative covenants as well as events of default, including

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

payment defaults, breach of representations and warranties, covenant defaults, cross-defaults, certain bankruptcy or insolvency events, certain ERISA-related events, changes in control or ownership and invalidity of any loan document.

Under the Restated Credit Agreement, the Company is required to meet certain financial tests, including a maximum Leverage Ratio as determined by reference to the following ratios:

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

The indenture governing the Senior Notes does not contain financial performance covenants. However, that indenture does contain covenants that limit, among other things, our ability and the ability of our restricted subsidiaries to:

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
Guarantees and Security

Generally, obligations under the Restated Credit Agreement are irrevocably and unconditionally guaranteed, jointly and severally, by certain of the Company's existing and future domestic subsidiaries, and are secured by substantially all of the Company's and certain guarantor subsidiaries' assets, subject to certain exclusions and limitations.

The Senior Notes, are irrevocably and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by each of our existing and future domestic subsidiaries other than certain excluded subsidiaries. The Senior Notes and the related guarantees will rank equally in right of payment with all of the existing and future senior debt of the Company and the guarantors, senior in right of payment to all of the existing and future subordinated debt of the Company, and the guarantors, and effectively subordinated to all of the existing and future secured indebtedness of the Company and the guarantors to the extent of the value of the assets securing such indebtedness. The Senior Notes and the guarantees are and will be structurally subordinated to all existing and future liabilities, including trade payables, of each of the Company's subsidiaries that do not guarantee the notes.
Compliance with Loan Covenants
As of and for the year ended December 31, 2013, we were in compliance with all applicable loan covenants.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

5. Pension and Other Retiree Benefits

We have a number of pension plans, principally in the U.K. and the U.S. The plans provide for payment of retirement benefits, primarily commencing between the ages of 60 and 65, and also for payment of certain disability and severance benefits. After meeting certain qualifications, an employee acquires a vested right to future benefits. The benefits payable under the plans are generally determined on the basis of an employee’s length of service and earnings. Cash contributions to the plans are made as necessary to ensure legal funding requirements are satisfied.

We provide post-retirement health care and life insurance benefits to certain employee groups outside of the U.S and certain employees and retirees in the U.S. These benefit plans for most employees have been frozen to new participants. Many employees and retirees outside of the U.S. are covered by government health care programs.

On January 20, 2009, the Company’s Board of Directors approved plan amendments to temporarily freeze our ACCO Brands Corporation Pension Plan for Salaried and Certain Hourly Paid Employees in the U.S. effective March 7, 2009. No additional benefits will accrue under these plans after that date until further action by the Board of Directors. On September 30, 2012, our U.K. pension plan was frozen.

The Merger has added additional pension and post-retirement plans in the U.S. and Canada. In the U.S. we have added a pension plan for certain bargained hourly employees of Mead C&OP. In Canada we have assumed the Mead C&OP pension and post-retirement plans for its Canadian employees. As of December 31, 2013, we have frozen the Salaried and Supplemental Executive Retirement Plans in Canada.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The following table sets forth our defined benefit pension and post-retirement plans funded status and the amounts recognized in our consolidated balance sheets:

	Pension Benefits				Post-retirement
	U.S.		International
(in millions of dollars)	2013	2012	2013	2012	2013	2012
Change in projected benefit obligation (PBO)
Projected benefit obligation at beginning of year	$191.7	$171.9	$361.0	$284.6	$16.0	$13.4
Service cost	2.0	1.2	1.6	2.1	0.2	0.2
Interest cost	7.9	8.4	14.7	14.3	0.6	0.6
Actuarial (gain) loss	(19.0)	19.9	1.9	30.7	(2.8)	0.1
Participants’ contributions	—	—	0.3	0.8	0.1	0.2
Benefits paid	(8.9)	(12.2)	(13.9)	(13.2)	(0.7)	(0.8)
Curtailment gain	—	—	(1.0)	—	—	—
Plan amendments	3.7	—	—	—	—	—
Foreign exchange rate changes	—	—	6.8	13.6	(0.1)	0.2
Other items	—	0.7	—	(0.4)	—	—
Mead C&OP acquisition	—	1.8	—	28.5	—	2.1
Projected benefit obligation at end of year	177.4	191.7	371.4	361.0	13.3	16.0
Change in plan assets
Fair value of plan assets at beginning of year	135.4	119.1	311.9	242.7	—	—
Actual return on plan assets	21.7	19.8	32.2	35.5	—	—
Employer contributions	8.1	8.7	6.0	9.9	0.6	0.6
Participants’ contributions	—	—	0.3	0.8	0.1	0.2
Benefits paid	(8.9)	(12.2)	(13.9)	(13.2)	(0.7)	(0.8)
Foreign exchange rate changes	—	—	6.3	11.8	—	—
Mead C&OP acquisition	—	—	—	24.4	—	—
Fair value of plan assets at end of year	156.3	135.4	342.8	311.9	—	—
Funded status (Fair value of plan assets less PBO)	$(21.1)	$(56.3)	$(28.6)	$(49.1)	$(13.3)	$(16.0)
Amounts recognized in the consolidated balance sheet consist of:
Other non-current assets	$—	$—	$0.3	$—	$—	$—
Other current liabilities	—	—	0.6	0.5	1.0	1.1
Pension and post-retirement benefit obligations(1)	21.1	56.3	28.3	48.6	12.3	14.9
Components of accumulated other comprehensive income, net of tax:
Unrecognized prior service cost (credit)	2.7	0.4	(0.3)	(0.2)	(0.1)	—
Unrecognized actuarial loss (gain)	33.3	57.8	63.6	74.2	(2.9)	(1.1)

(1)
Pension and post-retirement obligations of $61.7 million as of December 31, 2013, decreased from $119.8 million as of December 31, 2012, due to higher discount rates (primarily in the U.S.) compared to prior year assumptions and the actual over performance of the assets of the pension plans compared to the expected long-term rate of return of the assets of the pension plans.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Of the amounts included within accumulated other comprehensive income (loss), we expect to recognize the following pre-tax amounts as components of net periodic benefit cost during 2014:

	Pension Benefits		Post-retirement
(in millions of dollars)	U.S.	International
Prior service cost	$0.4	$—	$—
Actuarial loss (gain)	5.1	2.0	(1.2)
	$5.5	$2.0	$(1.2)

All of our plans have projected benefit obligations in excess of plan assets, except for two of our Canadian pension plans which are fully funded.

The accumulated benefit obligation for all pension plans was $533.5 million and $536.2 million at December 31, 2013 and 2012, respectively.

The following table sets out information for pension plans with an accumulated benefit obligation in excess of plan assets:

	U.S.		International
(in millions of dollars)	2013	2012	2013	2012
Projected benefit obligation	$177.4	$191.7	$331.2	$349.6
Accumulated benefit obligation	173.0	189.8	321.7	335.3
Fair value of plan assets	156.3	135.4	302.8	300.6

The components of net periodic benefit cost for pension and post-retirement plans for the years ended December 31, 2013, 2012, and 2011, respectively, were as follows:

	Pension Benefits						Post-retirement
	U.S.			International
(in millions of dollars)	2013	2012	2011	2013	2012	2011	2013	2012	2011
Service cost	$2.0	$1.2	$—	$1.6	$2.1	$2.1	$0.2	$0.2	$0.2
Interest cost	7.9	8.4	8.6	14.7	14.3	14.7	0.6	0.6	0.6
Expected return on plan assets	(10.4)	(10.4)	(10.7)	(20.6)	(16.2)	(16.0)	—	—	—
Amortization of prior service cost	0.1	—	—	—	0.4	0.2	—	—	—
Amortization of net loss (gain)	9.6	6.2	4.3	2.4	2.2	3.9	(0.6)	(1.6)	(0.6)
Curtailment gain	—	—	—	(1.0)	—	(0.2)	—	—	—
Settlement loss	—	0.7	—	—	—	—	—	—	—
Net periodic benefit cost (income)	$9.2	$6.1	$2.2	$(2.9)	$2.8	$4.7	$0.2	$(0.8)	$0.2

In 2013 we had a curtailment gain of $1.0 million due to the freezing of two of our Canadian pension plans.

During the second quarter of 2012, due to the Merger, we settled the Amended and Restated ACCO Brands Corporation Supplemental Retirement Plan (the "SRP"), which resulted in a settlement charge of $0.7 million. The SRP provided that the accrued vested benefit of each participant be paid in an actuarial equivalent lump sum upon the occurrence of a change of control (as defined in the SRP).

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
Other changes in plan assets and benefit obligations that were recognized in other comprehensive income (loss) during the years ended December 31, 2013, 2012, and 2011 were as follows:

	Pension Benefits						Post-retirement
	U.S.			International
(in millions of dollars)	2013	2012	2011	2013	2012	2011	2013	2012	2011
Current year actuarial loss (gain)	$(30.2)	$9.6	$23.5	$(10.0)	$11.4	$22.8	$(2.8)	$0.1	$—
Amortization of actuarial (loss) gain	(9.6)	(6.2)	(4.3)	(2.4)	(2.2)	(3.9)	0.6	1.6	0.6
Current year prior service cost (credit)	3.7	0.8	—	—	(0.3)	—	—	—	—
Amortization of prior service cost	(0.1)	—	—	—	(0.4)	(0.2)	—	—	—
Foreign exchange rate changes	—	—	—	2.1	4.1	(1.0)	—	(0.1)	—
Total recognized in other comprehensive income (loss)	$(36.2)	$4.2	$19.2	$(10.3)	$12.6	$17.7	$(2.2)	$1.6	$0.6
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$(27.0)	$10.3	$21.4	$(13.2)	$15.4	$22.4	$(2.0)	$0.8	$0.8

Assumptions
The weighted average assumptions used to determine benefit obligations for the years ended December 31, 2013, 2012, and 2011 were as follows:

	Pension Benefits						Post-retirement
	U.S.			International
	2013	2012	2011	2013	2012	2011	2013	2012	2011
Discount rate	5.0%	4.2%	5.0%	4.3%	4.3%	4.7%	4.4%	4.0%	4.5%
Rate of compensation increase	N/A	N/A	N/A	3.3%	4.0%	3.6%	—	—	—
The weighted average assumptions used to determine net periodic benefit cost for the years ended December 31, 2013, 2012, and 2011 were as follows:

	Pension Benefits						Post-retirement
	U.S.			International
	2013	2012	2011	2013	2012	2011	2013	2012	2011
Discount rate	4.2%	5.0%	5.5%	4.3%	4.7%	5.4%	4.0%	4.5%	5.0%
Expected long-term rate of return	8.2%	8.2%	8.2%	6.8%	6.2%	6.4%	—	—	—
Rate of compensation increase	N/A	N/A	N/A	4.0%	3.6%	4.4%	—	—	—

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The weighted average health care cost trend rates used to determine post-retirement benefit obligations and net periodic benefit cost as of December 31, 2013, 2012, and 2011 were as follows:

	Post-retirement Benefits
	2013	2012	2011
Health care cost trend rate assumed for next year	8%	7%	7%
Rate that the cost trend rate is assumed to decline (the ultimate trend rate)	5%	5%	5%
Year that the rate reaches the ultimate trend rate	2020	2020	2020
Assumed health care cost trend rates may have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage-	1-Percentage-
(in millions of dollars)	Point Increase	Point Decrease
Increase (decrease) on total of service and interest cost	$0.2	$(0.2)
Increase (decrease) on post-retirement benefit obligation	1.3	(1.1)
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

Our pension plan weighted average asset allocations as of December 31, 2013 and 2012 were as follows:

	2013		2012
	U.S.	International	U.S.	International
Asset category
Equity securities	62%	48%	64%	47%
Fixed income	31	36	30	39
Real estate	—	3	—	4
Other(1)	7	13	6	10
Total	100%	100%	100%	100%

(1)	Insurance contracts, multi-strategy hedge funds and cash and cash equivalents for certain of our plans.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

U.S. Pension Plan Assets

The fair value measurements of our U.S. pension plan assets by asset category as of December 31, 2013 were as follows:

(in millions of dollars)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value as of December 31, 2013
Common stocks	$9.4	$—	$—	$9.4
Mutual funds	87.8	—	—	87.8
Common collective trust funds	—	7.5	—	7.5
Government debt securities	—	6.2	—	6.2
Corporate debt securities	—	14.9	—	14.9
Asset-backed securities	—	9.7	—	9.7
Multi-strategy hedge funds	—	7.8	—	7.8
Government mortgage-backed securities	—	7.5	—	7.5
Collateralized mortgage obligations, mortgage backed securities, and other	—	5.5	—	5.5
Total	$97.2	$59.1	$—	$156.3

The fair value measurements of our U.S. pension plan assets by asset category as of December 31, 2012 were as follows:

(in millions of dollars)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value as of December 31, 2012
Common stocks	$8.1	$—	$—	$8.1
Mutual funds	79.1	—	—	79.1
Common collective trust funds	—	8.0	—	8.0
Government debt securities	—	4.4	—	4.4
Corporate debt securities	—	11.2	—	11.2
Asset-backed securities	—	8.6	—	8.6
Multi-strategy hedge funds	—	6.2	—	6.2
Government mortgage-backed securities	—	4.2	—	4.2
Collateralized mortgage obligations, mortgage backed securities, and other	—	5.6	—	5.6
Total	$87.2	$48.2	$—	$135.4

Mutual funds and common stocks: The fair values of mutual fund and common stock fund investments are determined by obtaining quoted prices on nationally recognized securities exchanges (level 1 inputs).

Debt securities: Fixed income securities, such as corporate and government bonds, collateralized mortgage obligations, asset-backed securities, government mortgage-backed securities and other debt securities are valued using quotes from independent pricing vendors based on recent trading activity and other relevant information, including market interest rate curves, referenced credit spreads, and estimated prepayment rates, where applicable (level 2 inputs).

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

International Pension Plans Assets

The fair value measurements of our international pension plans assets by asset category as of December 31, 2013 were as follows:

(in millions of dollars)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value as of December 31, 2013
Cash and cash equivalents	$2.2	$—	$—	$2.2
Equity securities	150.6	17.1	—	167.7
Corporate debt securities	—	110.0	—	110.0
Multi-strategy hedge funds	—	25.9	—	25.9
Insurance contracts	—	13.6	—	13.6
Other debt securities	—	10.6	—	10.6
Real estate	—	9.0	1.0	10.0
Government debt securities	—	2.8	—	2.8
Total	$152.8	$189.0	$1.0	$342.8

The fair value measurements of our international pension plans assets by asset category as of December 31, 2012 were as follows:

(in millions of dollars)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value as of December 31, 2012
Cash and cash equivalents	$4.3	$—	$—	$4.3
Equity securities	130.5	15.8	—	146.3
Corporate debt securities	—	103.6	—	103.6
Multi-strategy hedge funds	—	15.0	—	15.0
Insurance contracts	—	12.2	—	12.2
Other debt securities	—	10.3	—	10.3
Real estate	—	9.9	1.0	10.9
Government debt securities	—	9.3	—	9.3
Total	$134.8	$176.1	$1.0	$311.9

Equity securities: The fair values of equity securities are determined by obtaining quoted prices on nationally recognized securities exchanges (level 1 inputs).

Debt securities: Fixed income securities, such as corporate and government bonds and other debt securities, consist of index linked securities. These debt securities are valued using quotes from independent pricing vendors based on recent trading activity and other relevant information, including market interest rate curves, referenced credit spreads, and estimated prepayment rates, where applicable (level 2 inputs).

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Real estate: Real estate, exclusive of the Canadian plan, consists of managed real estate investment trust securities (level 2 inputs). Real estate in the Canadian plans is appraised by a third party on an annual basis (level 3 inputs). There have been no substantial purchases or gains/losses in 2013 or 2012.

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

Cash Contributions

We contributed $14.7 million to our pension and post-retirement plans in 2013 and expect to contribute $16.3 million in 2014.

The following table presents estimated future benefit payments for the next ten fiscal years:

	Pension	Post-retirement
(in millions of dollars)	Benefits	Benefits
2014	$24.7	$1.0
2015	$25.3	$0.9
2016	$26.1	$0.9
2017	$27.0	$0.9
2018	$28.2	$0.9
Years 2019 — 2023	$145.9	$4.0

We also sponsor a number of defined contribution plans. Contributions are determined under various formulas. Costs related to such plans amounted to $8.4 million, $8.0 million and $6.6 million for the years ended December 31, 2013, 2012, and 2011, respectively. The $1.4 million increase in defined contribution plan costs in 2012 compared to 2011 was due to the Merger.

6. Stock-Based Compensation

The ACCO Brands Corporation 2011 Amended and Restated ACCO Brands Corporation Incentive Plan provides for stock based awards in the form of RSUs, PSUs, non-qualified stock options, and stock appreciation rights, any of which may be granted alone or with other types of awards and dividend equivalents. We have one share-based compensation plan under which a total of 15,665,000 shares may be issued under awards to key employees and non-employee directors.

The following table summarizes the impact of all stock-based compensation expense on our Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011.

(in millions of dollars)	2013	2012	2011
Advertising, selling, general and administrative expense	$16.4	$9.2	$6.3
Income from continuing operations before income tax	16.4	9.2	6.3
Income tax expense	5.9	3.3	0.2
Net income	$10.5	$5.9	$6.1

There was no capitalization of stock based compensation expense.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Stock-based compensation expense by award type (including stock options, stock-settled appreciation rights (“SSARs”), restricted stock units (“RSUs”) and performance stock units (“PSUs”)) for the years ended December 31, 2013, 2012 and 2011 were as follows:

(in millions of dollars)	2013	2012	2011
Stock option compensation expense	$3.0	$1.8	$0.6
SSAR compensation expense	—	0.1	0.2
RSU compensation expense	5.5	3.9	3.0
PSU compensation expense	7.9	3.4	2.5
Total stock-based compensation	$16.4	$9.2	$6.3

Stock Option and SSAR Awards

The exercise price of each stock option and SSAR equals or exceeds the fair market price of our stock on the date of grant. Options/SSARs can generally be exercised over a maximum term of up to seven years. Stock options/SSARs outstanding as of December 31, 2013 generally vest ratably over three years. During 2013, 2012 and 2011, we granted only option awards. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model using the weighted average assumptions as outlined in the following table:

	Year Ended December 31,
	2013		2012		2011
Weighted average expected lives	4.5	years	4.5	years	4.5	years
Weighted average risk-free interest rate	0.75%		0.75%		1.65%
Weighted average expected volatility	55.3%		55.7%		50.7%
Expected dividend yield	0.0%		0.0%		0.0%
Weighted average grant date fair value	$3.43		$5.41		$3.85

Prior to 2012 we utilized historical volatility for a pool of peer companies for a period of time that is comparable to the expected life of the option/SSAR to determine volatility assumptions for stock-based compensation. Beginning in 2012 volatility was calculated using a combination of peer companies (50%) and ACCO Brands' historic volatility (50%). In 2013, volatility was calculated using a combination of peer companies (25%) and ACCO Brands' historic volatility (75%). The weighted average expected option/SSAR term reflects the application of the simplified method, which defines the life as the average of the contractual term of the option/SSAR and the weighted average vesting period for all option tranches. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Forfeitures are estimated at the time of grant in order to calculate the amount of share-based payment awards ultimately expected to vest. The forfeiture rate is based on historical experience.

A summary of the changes in stock options/SSARs outstanding under our stock compensation plans during the year ended December 31, 2013 is presented below:

	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2012	4,878,553	$10.12
Granted	1,312,986	$7.59
Exercised	(115,212)	$0.81
Lapsed	(1,269,852)	$15.27
Outstanding at December 31, 2013	4,806,475	$8.30	3.6 years	$8.1	million
Exercisable shares at December 31, 2013	2,969,369	$8.07	2.2 years	$8.1	million
Options/SSARs vested or expected to vest	4,684,508	$8.28	3.5 years	$8.1	million

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

We received cash of $0.2 million from the exercise of stock options for the year ended December 31, 2012. No options were exercised in the year ended December 31, 2013. The aggregate intrinsic value of options exercised during the year ended December 31, 2012, was not significant.

The aggregate intrinsic value of SSARs exercised during the years ended December 31, 2013, 2012 and 2011 totaled $0.7 million, $2.5 million and $3.0 million, respectively.

The fair value of options and SSARs vested during the years ended December 31, 2013, 2012 and 2011 was $1.9 million, $1.0 million and $0.6 million, respectively. As of December 31, 2013, we had unrecognized compensation expense related to stock options of $4.7 million, which will be recognized over a weighted-average period of 1.9 years.

Stock Unit Awards

RSUs vest over a pre-determined period of time, generally three to four years from the date of grant. Stock-based compensation expense for the years ended December 31, 2013, 2012 and 2011 includes $0.9 million, $0.9 million and $0.6 million, respectively, of expense related to RSUs granted to non-employee directors, which became fully vested on the grant date. PSUs also vest over a pre-determined period of time, minimally three years, but are further subject to the achievement of certain business performance criteria in future periods. Based upon the level of achieved performance, the number of shares actually awarded can vary from 0% to 150% of the original grant.

There were 2,021,123 RSUs outstanding at December 31, 2013. All outstanding RSUs as of December 31, 2013 vest within four years of their date of grant. Also outstanding at December 31, 2013 were 2,294,792 PSUs. All outstanding PSUs as of December 31, 2013 vest at the end of their respective performance periods subject to achievement of the performance targets associated with such awards. Upon vesting, all of the remaining PSU awards will be converted into the right to receive one share of common stock of the Company for each unit that vests. The cost of these awards is determined using the fair value of the shares on the date of grant, and compensation expense is generally recognized over the period during which the employees provide the requisite service to the Company. We generally recognize compensation expense for our PSU awards ratably over the performance period based on management’s judgment of the likelihood that performance measures will be attained. We generally recognize compensation expense for our RSU awards ratably over the service period.

A summary of the changes in the stock unit awards outstanding under our equity compensation plans during 2013 is presented below:

	Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2012	2,999,597	$9.78
Granted	1,965,814	$7.54
Vested	(506,663)	$7.15
Forfeited and cancelled	(278,723)	$9.63
Other - increase due to performance of PSU's	135,890	$9.03
Outstanding at December 31, 2013	4,315,915	$9.06

The weighted-average grant date fair value of our stock unit awards was $7.54, $11.54, and $8.73 for the years ended December 31, 2013, 2012 and 2011, respectively. The fair value of stock unit awards that vested during the years ended December 31, 2013, 2012 and 2011 was $3.6 million, $5.0 million and $2.5 million, respectively. As of December 31, 2013, we have unrecognized compensation expense related to RSUs and PSUs of $6.7 million and $8.0 million, respectively. The unrecognized compensation expense related to RSUs and PSUs will be recognized over a weighted-average period of 1.7 years and 1.6 years, respectively.

We will satisfy the requirement for delivering the common shares for stock-based plans by issuing new shares.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

7. Inventories

Inventories are stated at the lower of cost or market value. The components of inventories were as follows:

	December 31,
(in millions of dollars)	2013	2012
Raw materials	$36.1	$40.1
Work in process	2.4	5.4
Finished goods	216.2	220.0
Total inventories	$254.7	$265.5

8. Property, Plant and Equipment, Net

The components of net property, plant and equipment were as follows:

	December 31,
(in millions of dollars)	2013	2012
Land and improvements	$23.3	$27.5
Buildings and improvements to leaseholds	133.3	151.3
Machinery and equipment	352.4	379.2
Construction in progress	39.5	33.4
	548.5	591.4
Less: accumulated depreciation	(295.2)	(317.8)
Property, plant and equipment, net(1)	$253.3	$273.6

(1)
Net property, plant and equipment as of December 31, 2013 and 2012 contained $32.6 million and $26.9 million of computer software assets, which are classified within machinery and equipment and construction in progress. Amortization of software costs was $6.7 million, $8.4 million and $9.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.

9. Goodwill and Identifiable Intangible Assets
Goodwill
Changes in the net carrying amount of goodwill by segment were as follows:

(in millions of dollars)	ACCO Brands North America	ACCO Brands International	Computer Products Group	Total

Balance at December 31, 2011	$77.8	$50.4	$6.8	$135.0
Mead C&OP acquisition	318.7	144.7	—	463.4
Translation	(0.2)	(8.8)	—	(9.0)
Balance at December 31, 2012	396.3	186.3	6.8	589.4
Mead C&OP acquisition	1.4	0.5	—	1.9
Translation	(4.6)	(18.4)	—	(23.0)
Balance at December 31, 2013	$393.1	$168.4	$6.8	$568.3
Goodwill	$524.0	$252.6	$6.8	$783.4
Accumulated impairment losses	(130.9)	(84.2)	—	(215.1)
Balance at December 31, 2013	$393.1	$168.4	$6.8	$568.3

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Goodwill has been recorded on our balance sheet related to the Merger and represents the excess of the cost of the acquisition when compared to the fair value estimate of the net assets acquired on May 1, 2012 (the date of the Merger). See "Note 3. Acquisitions" for details on the calculation of the goodwill acquired in the Merger with Mead C&OP.

Identifiable Intangibles
We test indefinite-lived intangibles for impairment at least annually and on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. We performed this annual assessment in the second quarter of 2013 and concluded that no impairment exists. However, due to the recent acquisition of Mead C&OP, the fair values of certain indefinite-lived trade names are not substantially above their carrying values.

The gross carrying value and accumulated amortization by class of identifiable intangible assets as of December 31, 2013 and 2012 were as follows:

	December 31, 2013				December 31, 2012
(in millions of dollars)	Gross Carrying Amounts	Accumulated Amortization		Net Book Value	Gross Carrying Amounts	Accumulated Amortization		Net Book Value
Indefinite-lived intangible assets:
Trade names	$510.5	$(44.5)	(1)	$466.0	$524.9	$(44.5)	(1)	$480.4
Amortizable intangible assets:
Trade names	131.3	(47.5)		83.8	130.9	(36.7)		94.2
Customer and contractual relationships	102.7	(46.4)		56.3	103.7	(32.7)		71.0
Patents/proprietary technology	10.3	(9.4)		0.9	10.4	(9.4)		1.0
Subtotal	244.3	(103.3)		141.0	245.0	(78.8)		166.2
Total identifiable intangibles	$754.8	$(147.8)		$607.0	$769.9	$(123.3)		$646.6

(1)	Accumulated amortization prior to the adoption of authoritative guidance on goodwill and other intangible assets, at which time further amortization ceased.
The Company’s intangible amortization was $24.7 million, $19.9 million and $6.3 million for the years ended December 31, 2013, 2012 and 2011, respectively. The increase was driven by incremental amortization as a result of the Merger.
Estimated amortization expense for amortizable intangible assets for the next five years is as follows:

(in millions of dollars)	2014	2015	2016	2017	2018
Estimated amortization expense	$22.3	$19.9	$17.5	$14.3	$12.1

Actual amounts of amortization expense may differ from estimated amounts due to changes in foreign currency exchange rates, additional intangible asset acquisitions, impairment of intangible assets, accelerated amortization of intangible assets and other events.

10. Restructuring

During the fourth quarter of 2013, in light of current economic and industry conditions and in anticipation of an uncertain demand environment as well as the impact of industry consolidation in 2014, we committed to restructuring actions that were primarily focused on streamlining our North American school, office and computer products operations. These actions will reduce approximately 12% of our North American salaried workforce, impacting all operational, supply chain and administrative functions, with efforts beginning in early in 2014. Such efforts are expected to be complete by the end of 2014.

Also during the year 2013, we committed to incremental cost savings plans intended to improve the efficiency and effectiveness of our businesses. These plans relate to cost-reduction initiatives within our North American and International segments, and are primarily associated with post-merger integration activities of the North American operations following the Merger and changes in the European business model and manufacturing footprint. The most significant of these plans was finalized

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

during the second quarter of 2013, and relates to the closure of our Brampton, Canada distribution and manufacturing facility and relocation of its activities to other facilities within the Company.

During the year 2012, we initiated cost savings plans related to the consolidation and integration of our then recently acquired Mead C&OP business. The most significant of these plans related to our dated goods business and included closure of a manufacturing and distribution facility in East Texas, Pennsylvania and relocation of its activities to other facilities within the Company, which was completed during the second quarter of 2013. We also committed to certain cost savings plans that are expected to improve the efficiency and effectiveness of our U.S. and European businesses, which were independent of any plans related to our acquisition of Mead C&OP.

During the years ended December 31, 2013 and 2012, we recorded restructuring charges of $30.1 million and $24.3 million, respectively. No new restructuring initiatives were expensed in the year ended December 31, 2011.

A summary of the activity in the restructuring accounts and a reconciliation of the liability for the year ended December 31, 2013 was as follows:

(in millions of dollars)	Balance at December 31, 2012	Provision	(Cash Expenditures)/ Proceeds	Non-cash Items/ Currency Change	Balance at December 31, 2013
Employee termination costs	$15.2	$26.4	$(22.5)	$—	$19.1
Termination of lease agreements	0.2	1.9	(0.7)	—	1.4
Asset impairments/net loss on disposal of assets resulting from restructuring activities	—	1.2	0.5	(1.7)	—
Other	—	0.6	(0.6)	—	—
Total restructuring liability	$15.4	$30.1	$(23.3)	$(1.7)	$20.5

Management expects the $19.1 million employee termination costs balance to be substantially paid within the next 12 months. Cash payments associated with lease termination costs of $1.4 million are expected to be paid within the next 6 months.

Not included in the restructuring table above is a $2.5 million net gain on the sale of the Company's Ireland distribution facility. The sale, which occurred during the second quarter of 2013, generated net cash proceeds of $3.8 million. The gain on sale has been recognized in the Consolidated Statements of Income in SG&A.

A summary of the activity in the restructuring accounts and a reconciliation of the liability for the year ended December 31, 2012 was as follows:

(in millions of dollars)	Balance at December 31, 2011	Provision/ (Income)	Cash Expenditures	Non-cash Items/ Currency Change	Balance at December 31, 2012
Employee termination costs	$0.3	$24.0	$(9.2)	$0.1	$15.2
Termination of lease agreements	0.7	(0.1)	(0.4)	—	0.2
Asset impairments/net loss on disposal of assets resulting from restructuring activities	0.2	0.3	(0.3)	(0.2)	—
Other	—	0.1	(0.1)	—	—
Total restructuring liability	$1.2	$24.3	$(10.0)	$(0.1)	$15.4

Not included in the restructuring table above is a $0.1 million net gain on the sale of a manufacturing facility and certain assets in the U.K. The sale, which occurred during the second quarter of 2012, generated net cash proceeds of $2.7 million. The gain on sale has been recognized in the Consolidated Statements of Income in SG&A.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

A summary of the activity in the restructuring accounts and a reconciliation of the liability for the year ended December 31, 2011 was as follows:

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

In addition to the restructuring described above, in the first quarter of 2011 we initiated plans to rationalize our European operations. The associated costs primarily relate to employee terminations, which were accounted for as regular business expenses and were largely offset by associated savings realized during the remainder of the 2011 year. These costs totaled $4.5 million during the year ended December 31, 2011 and are included within SG&A in the Consolidated Statements of Income.

A summary of the activity in the rationalization charges and a reconciliation of the liability for the year ended December 31, 2011 was as follows:

(in millions of dollars)	Balance at December 31, 2010	Provision	Cash Expenditures	Non-cash Items/ Currency Change	Balance at December 31, 2011
Employee termination costs	$—	$4.5	$(4.2)	$0.1	$0.4

The $0.4 million of employee termination costs remaining as of December 31, 2011 were paid in 2012.

11. Income Taxes
The components of income (loss) before income taxes from continuing operations were as follows:

(in millions of dollars)	2013	2012	2011
Domestic operations	$1.8	$(94.9)	$(48.6)
Foreign operations	89.9	90.5	91.5
Total	$91.7	$(4.4)	$42.9
The reconciliation of income taxes computed at the U.S. federal statutory income tax rate of 35% to our effective income tax rate for continuing operations was as follows:

(in millions of dollars)	2013	2012	2011
Income tax at U.S. statutory rate of 35%	$32.1	$(1.5)	$15.0
State, local and other tax, net of federal benefit	(1.4)	(0.6)	(1.3)
U.S. effect of foreign dividends and earnings	7.5	23.7	11.6
Unrealized foreign currency (loss) gain on intercompany debt	(3.5)	(7.7)	0.9
Foreign income taxed at a lower effective rate	(6.4)	(7.2)	(7.7)
(Decrease) increase in valuation allowance	(11.6)	(145.1)	5.4
U.S. effect of capital gain	—	11.0	—
Correction of deferred tax error	(3.1)	0.8	—
Change in prior year tax estimates	(0.8)	(0.4)	1.0
Other	1.6	5.6	(0.6)
Income taxes as reported	$14.4	$(121.4)	$24.3
Effective tax rate	15.7%	NM	56.6%

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

For 2013, we recorded an income tax expense from continuing operations of $14.4 million on income before taxes of $91.7 million. Included in the results for 2013 is an out-of-period adjustment of $3.1 million made to correct an error related to the estimate of the tax benefit for certain equity compensation grants exercised during 2012. The Company determined that the impact of the error was not significant to the current or prior period, and accordingly a restatement of the prior period tax expense was not deemed to be necessary. The low effective rate for 2013 of 15.7% is primarily due to the net tax benefit from the release of foreign valuation allowances of $11.6 million and due to earnings from foreign jurisdictions which are taxed at a lower rate.

We continually review the need for establishing or releasing valuation allowances on our deferred tax attributes. Following the Merger in the second quarter of 2012, the Company analyzed its need for maintaining valuation reserves against the expected U.S. future tax benefits. Based on that analysis the Company determined that as of June 30, 2012 there existed sufficient evidence in the form of future taxable income from the combined operations to release $126.1 million of the valuation allowance that had been previously recorded against the U.S. deferred income tax assets. Also in 2012, valuation allowances in the amount of $19.0 million were released in certain foreign jurisdictions. In 2013, the company had a net tax benefit from the release and generation of valuation allowances in certain foreign jurisdictions in the amount of $11.6 million due to there being sufficient evidence in the form of future taxable income in those jurisdictions. The resulting deferred tax assets are comprised principally of net operating loss carryforwards that are expected to be fully realized within the expiration period and other temporary differences.

For 2012, we recorded an income tax benefit from continuing operations of $121.4 million on a loss before taxes of $4.4 million. The tax benefit for 2012 was primarily due to the $145.1 million release of certain valuation allowances.

For the year ended December 31, 2011, income tax expense from continuing operations was $24.3 million on income before taxes of $42.9 million. The high effective rate for 2011 of 56.6% was due to net increases in the valuation allowance of $5.4 million. No tax benefit was being provided on losses incurred in the U.S. and certain foreign jurisdictions where valuation allowances were recorded against certain tax benefits.

The effective tax rates for discontinued operations were 35.0%, 25.6% and 13.4% in 2013, 2012 and 2011, respectively. The lower rate in 2011 reflects the benefit of the goodwill tax basis and prior year capital loss carryforwards that reduced the taxable gain on the sale of GBC Fordigraph in Australia.

The U.S. federal statute of limitations remains open for the year 2010 and forward. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from 3 to 5 years. Years still open to examination by foreign tax authorities in major jurisdictions include Australia (2009 forward), Brazil (2008 forward), Canada (2005 forward) and the U.K. (2011 forward). We are currently under examination in various foreign jurisdictions.

The components of the income tax expense from continuing operations were as follows:

(in millions of dollars)	2013	2012	2011
Current expense
Federal and other	$0.8	$6.0	$0.3
Foreign	25.3	27.1	19.8
Total current income tax expense	26.1	33.1	20.1
Deferred (benefit) expense
Federal and other	(2.8)	(129.5)	4.9
Foreign	(8.9)	(25.0)	(0.7)
Total deferred income tax (benefit) expense	(11.7)	(154.5)	4.2
Total income tax expense (benefit)	$14.4	$(121.4)	$24.3

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The components of deferred tax assets (liabilities) were as follows:

(in millions of dollars)	2013	2012
Deferred tax assets
Compensation and benefits	$17.6	$15.6
Pension	19.0	38.5
Inventory	7.2	5.8
Other reserves	20.9	18.0
Accounts receivable	6.8	6.0
Foreign tax credit carryforwards	20.5	20.5
Net operating loss carryforwards	113.5	135.2
Other	8.8	6.3
Gross deferred income tax assets	214.3	245.9
Valuation allowance	(33.0)	(55.4)
Net deferred tax assets	181.3	190.5
Deferred tax liabilities
Depreciation	(19.6)	(27.3)
Identifiable intangibles	(260.0)	(257.4)
Unrealized foreign currency gain on intercompany debt	—	(3.3)
Gross deferred tax liabilities	(279.6)	(288.0)
Net deferred tax liabilities	$(98.3)	$(97.5)
Deferred income taxes are not provided on certain undistributed earnings of foreign subsidiaries that are expected to be permanently reinvested in those companies, which aggregate to approximately $606 million and $586 million as of December 31, 2013 and at 2012, respectively. If these amounts were distributed to the U.S., in the form of a dividend or otherwise, we would be subject to additional U.S. income taxes. Determination of the amount of unrecognized deferred income tax liabilities on these earnings is not practicable.
At December 31, 2013, $334.6 million of net operating loss carryforwards are available to reduce future taxable income of domestic and international companies. These loss carryforwards expire in the years 2014 through 2032 or have an unlimited carryover period.
Interest and penalties related to unrecognized tax benefits are recognized within "Income tax expense (benefit)" in the Consolidated Statements of Income. As of December 31, 2013, we have accrued a cumulative amount of $3.6 million for interest and penalties on unrecognized tax benefits.
A reconciliation of the beginning and ending amount of unrecognized tax benefits were as follows:

(in millions of dollars)	2013	2012	2011
Balance at beginning of year	$56.3	$5.5	$5.7
Additions for tax positions of prior years	2.4	2.0	0.1
Reductions for tax positions of prior years	—	(1.5)	(0.2)
Settlements	(0.1)	—	(0.1)
Mead C&OP acquisition	—	50.3	—
Foreign exchange changes	(6.5)	—	—
Balance at end of year	$52.1	$56.3	$5.5

As of December 31, 2013 the amount of unrecognized tax benefits decreased to $52.1 million, of which $47.4 million would affect our effective tax rate, if recognized. We expect the amount of unrecognized tax benefits to change within the next twelve months, but these changes are not expected to have a significant impact on our results of operations or financial position. None of the positions included in the unrecognized tax benefit relate to tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Income Tax Assessment

In connection with our May 1, 2012 acquisition of Mead C&OP we assumed all of the tax liabilities for the acquired foreign operations. In December of 2012, the Federal Revenue Department of the Ministry of Finance of Brazil ("FRD") issued a tax assessment against our newly acquired indirect subsidiary, Tilibra Produtos de Papelaria Ltda. ("Tilibra"), which challenged the tax deduction of goodwill from Tilibra's taxable income for the year 2007. A second assessment challenging the deduction of goodwill from Tilibra's taxable income for the years 2008, 2009 and 2010 was issued by FRD in October 2013. The assessments seek payment of approximately R95.2 million ($40.4 million based on current exchange rates) of tax, penalties and interest.

Tilibra is disputing both of the tax assessments through established administrative procedures. We believe we have meritorious defenses and intend to vigorously contest these matters; however, there can be no assurances that we will ultimately prevail. We are in the early stages of the process to challenge the FRD's tax assessments, and the ultimate outcome will not be determined until the Brazilian tax appeal process is complete, which is expected to take a number of years. In addition, Tilibra's 2011-2012 tax years remain open and subject to audit, and there can be no assurances that we will not receive additional tax assessments regarding the goodwill deducted for the Tilibra acquisition for one or more of those years. If the FRD's initial position is ultimately sustained, the amount assessed would adversely affect our cash flow in the year of settlement.

Because there is no settled legal precedent on which to base a definitive opinion as to whether we will ultimately prevail, the Company considers the outcome of this dispute to be uncertain. Since it is not more likely than not that we will prevail, in the fourth quarter of 2012, we recorded a reserve in the amount of $44.5 million in consideration of this contingency , of which $43.3 million was recorded as an adjustment to the purchase price and included the 2008-2012 tax years plus interest and penalties through December 2012. In addition, the Company will continue to accrue interest related to this contingency until such time as the outcome is known or until evidence is presented that we are more likely than not to prevail. During 2013 and 2012, the Company accrued additional interest as a charge to current tax expense of $1.8 million and $1.2 million, respectively.

12. Earnings per Share

Total outstanding shares as of December 31, 2013 and 2012 were 113.7 million and 113.1 million, respectively. On May 1, 2012 we issued 57.1 million shares of stock related to the Merger. The calculation of basic earnings per common share is based on the weighted average number of common shares outstanding in the year, or period, over which they were outstanding. Our calculation of diluted earnings per common share assumes that any common shares outstanding were increased by shares that would be issued upon exercise of those stock units for which the average market price for the period exceeds the exercise price; less, the shares that could have been purchased by us with the related proceeds, including compensation expense measured but not yet recognized, net of tax.

(in millions)	2013	2012	2011
Weighted-average number of common shares outstanding — basic	113.5	94.1	55.2
Stock options	—	0.1	0.1
Stock-settled stock appreciation rights	0.9	0.9	1.7
Restricted stock units	1.3	1.0	0.6
Adjusted weighted-average shares and assumed conversions — diluted	115.7	96.1	57.6

Awards of shares representing approximately 4.9 million, 5.4 million and 4.3 million as of December 31, 2013, 2012 and 2011, respectively, of potentially dilutive shares of common stock were outstanding and are not included in the computation of dilutive earnings per share as their effect would have been anti-dilutive because their exercise prices were higher than the average market price during the period.

13. Derivative Financial Instruments
We are exposed to various market risks, including changes in foreign currency exchange rates and interest rate changes. We enter into financial instruments to manage and reduce the impact of these risks, not for trading or speculative purposes. The counterparties to these financial instruments are major financial institutions. We continually monitor our foreign currency exposures in order to maximize the overall effectiveness of our foreign currency hedge positions. Principal currencies hedged include the U.S. dollar, Euro, Australian dollar, Canadian dollar and British pound. We are subject to credit risk, which relates to the ability

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

of counterparties to meet their contractual payment obligations or the potential non-performance by counterparties to financial instrument contracts. Management continues to monitor the status of our counterparties and will take action, as appropriate, to further manage our counterparty credit risk. There are no credit contingency features in our derivative financial instruments.
When hedge accounting is applicable, the date in which we enter into a derivative, the derivative is designated as a hedge of the identified exposure. We measure the effectiveness of our hedging relationships both at hedge inception and on an ongoing basis.

Forward Currency Contracts
We enter into forward foreign currency contracts to reduce the effect of fluctuating foreign currencies, primarily on foreign denominated inventory purchases and intercompany loans. The majority of the Company’s exposure to local currency movements is in Europe, Australia, Canada, Brazil, Mexico and Japan.
Forward currency contracts are used to hedge foreign denominated inventory purchases for Europe, Australia, Canada and Japan and are designated as cash flow hedges. Unrealized gains and losses on these contracts for inventory purchases are deferred in other comprehensive income (loss) until the contracts are settled and the underlying hedged transactions are recognized, at which time the deferred gains or losses will be reported in the “Cost of products sold” line in the Consolidated Statements of Income. As of December 31, 2013 and December 31, 2012, the Company had cash flow designated foreign exchange contracts outstanding with a U.S. dollar equivalent notional value of $88.7 million and $85.0 million, respectively.
Forward currency contracts used to hedge foreign denominated intercompany loans are not designated as hedging instruments. Gains and losses on these derivative instruments are recognized within "Other expense, net" in the Consolidated Statements of Income and are largely offset by the changes in the fair value of the hedged item. The periods of the forward foreign exchange contracts correspond to the periods of the hedged transactions, and do not extend beyond 2014. As of December 31, 2013 and 2012, we have undesignated foreign exchange contracts outstanding with a U.S. dollar equivalent notional value of $55.5 million and $90.4 million, respectively.
The following table summarizes the fair value of our derivative financial instruments as of December 31, 2013 and 2012:

	Fair Value of Derivative Instruments
	Derivative Assets			Derivative Liabilities
(in millions of dollars)	Balance Sheet Location	December 31, 2013	December 31, 2012	Balance Sheet Location	December 31, 2013	December 31, 2012
Derivatives designated as hedging instruments:
Foreign exchange contracts	Other current assets	$1.4	$0.7	Other current liabilities	$0.8	$0.6
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current assets	0.4	0.5	Other current liabilities	0.1	0.2
Total derivatives		$1.8	$1.2		$0.9	$0.8

The following tables summarizes the pre-tax effect of the Company’s derivative financial instruments on the Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011:

	The Effect of Derivative Instruments in Cash Flow Hedging Relationships on the Consolidated Statements of Income for the Years Ended December 31,
	Amount of Gain (Loss) Recognized in OCI (Effective Portion)			Location of (Gain) Loss Reclassified from OCI to Income	Amount of (Gain) Loss Reclassified from AOCI to Income (Effective Portion)
(in millions of dollars)	2013	2012	2011		2013	2012	2011
Cash flow hedges:
Foreign exchange contracts	3.7	$(0.2)	$(0.3)	Cost of products sold	$(3.4)	$(1.9)	$4.4

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

	The Effect of Derivatives Not Designated as Hedging Instruments on the Consolidated Statements of Income
	Location of (Gain) Loss Recognized in Income on Derivatives	Amount of (Gain) Loss Recognized in Income year ended December 31,
		2013	2012	2011
Foreign exchange contracts	Other expense, net	$(0.6)	$2.3	$0.9

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

We have determined that our financial assets and liabilities described in See "Note 13. Derivative Financial Instruments" are Level 2 in the fair value hierarchy. The following table sets forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2013 and 2012:

(in millions of dollars)	December 31, 2013	December 31, 2012
Assets:
Forward currency contracts	$1.8	$1.2
Liabilities:
Forward currency contracts	$0.9	$0.8

Our forward currency contracts are included in "Other current assets" or "Other current liabilities" and mature within 12 months. The forward foreign currency exchange contracts are primarily valued based on the foreign currency spot and forward rates quoted by the banks or foreign currency dealers. As such, these derivative instruments are classified within Level 2.

The fair values of cash and cash equivalents, notes payable to banks, accounts receivable and accounts payable approximate carrying amounts due principally to their short maturities. The carrying amount of total debt was $920.9 million and $1,072.1 million and the estimated fair value of total debt was $912.2 million and $1,097.5 million at December 31, 2013 and 2012, respectively. The fair values are determined from quoted market prices, where available, and from investment bankers using current interest rates considering credit ratings and the remaining terms of maturity.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

15. Accumulated Other Comprehensive Income (Loss)
Comprehensive income is defined as net income (loss) and other changes in stockholders’ equity from transactions and other events from sources other than stockholders. The components of, and changes in, accumulated other comprehensive income (loss) were as follows:

(in millions of dollars)	Derivative Financial Instruments	Foreign Currency Adjustments	Unrecognized Pension and Other Post-retirement Benefit Costs	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2011	$2.2	$(17.1)	$(116.1)	$(131.0)
Other comprehensive loss before reclassifications	(0.2)	(10.9)	(19.3)	(30.4)
Amounts reclassified from accumulated other comprehensive income (loss)	(1.9)	—	7.2	5.3
Balance at December 31, 2012	0.1	(28.0)	(128.2)	(156.1)
Other comprehensive income (loss) before reclassifications	2.6	(61.6)	24.4	(34.6)
Amounts reclassified from accumulated other comprehensive income (loss)	(2.4)	—	7.5	5.1
Balance at December 31, 2013	$0.3	$(89.6)	$(96.3)	$(185.6)

The reclassifications out of accumulated other comprehensive income (loss) for the year ended December 31, 2013 were as follows:

Year Ended December 31,
2013
(in millions of dollars)	Amount of (Gain) Loss Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement of Comprehensive Income (Loss)
Details about Accumulated Other Comprehensive Income Components
Gain on cash flow hedges:
Foreign exchange contracts	$(3.4)	Cost of products sold
	(3.4)	Total before tax
	1.0	Tax benefit
	$(2.4)	Net of tax
Defined benefit plan items:
Amortization of actuarial loss	$11.5	(1)
	11.5	Total before tax
	(4.0)	Tax expense
	$7.5	Net of tax

Total reclassifications for the period	$5.1	Net of tax

(1)
This accumulated other comprehensive income component is included in the computation of net periodic benefit cost for pension and post-retirement plans (See "Note 5. Pension and Other Retiree Benefits" for additional details).

16. Information on Business Segments

ACCO Brands is organized into three business segments: ACCO Brands North America, ACCO Brands International and Computer Products Group. Our three business segments are described below.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

ACCO Brands North America and ACCO Brands International

ACCO Brands North America and ACCO Brands International manufacture, source and sell traditional office products, school supplies and calendar products. ACCO Brands North America comprises the U.S. and Canada, and ACCO Brands International comprises the rest of the world, principally Europe, Latin America, Australia, and Asia-Pacific.

Our office, school and calendar product lines use name brands such as: AT-A-GLANCE®, Day-Timer®, Five Star®, GBC®, Hilroy®, Marbig, Mead®, NOBO, Quartet®, Rexel, Swingline®, Tilibra®, Wilson Jones® and many others. Products and brands are not confined to one channel or product category and are sold based on end-user preference in each geographic location. We manufacture approximately 50% of our products, and specify and source approximately 50% of our products, primarily from Asia.

The majority of our office products, such as stapling, binding and laminating equipment and related consumable supplies, shredders and whiteboards, are used by businesses. Most of these end-users purchase their products from our customers, which include commercial contract stationers, mass merchandisers, retail superstores, wholesalers, resellers, e-tailers, club stores and dealers. We also supply some of our products directly to large commercial and industrial end-users and provide business machine maintenance and certain repair services.

Our school products include notebooks, folders, decorative calendars, and stationery products. We distribute our school products primarily through traditional and online retail, mass merchandisers, grocery, drug and office superstore channels. We also supply private label products within the school products sector.

Our calendar products are sold throughout all channels where we sell office or school products, as well as direct to consumers.

The customer base to which we sell our products is primarily made up of large global and regional resellers of our products. Mass and retail channels primarily sell to individual consumers but also to small businesses. Office superstores primarily sell to commercial customers but also to individual consumers and small businesses at their retail stores. As a result, there is no clear correlation between product, consumer or distribution channel. We also sell to commercial contract stationers, wholesalers, distributors, e-tailers, and independent dealers. Over half of our product sales by our customers are to business end-users, who generally seek premium products that have added value or ease-of-use features and a reputation for reliability, performance and professional appearance. Some of our binding and laminating equipment products are sold directly to high-volume end-users and commercial reprographic centers.

Computer Products Group

Our Computer Products Group designs, sources, distributes, markets and sells accessories for laptop and desktop computers and tablets and smartphones. These accessories primarily include security products, tablet covers and keypads, smartphone accessories, power adapters, input devices such as mice, laptop computer carrying cases, hubs, docking stations and ergonomic devices. We sell these products mostly under the Kensington®, Microsaver® and ClickSafe® brand names, with the majority of our revenue coming from the U.S. and Western Europe. Our computer products are manufactured by third-party suppliers, principally in Asia, and distributed from our regional facilities. Our computer products are sold primarily to consumer electronics retailers, information technology value-added resellers, original equipment manufacturers and office products retailers.

Net sales by business segment for the years ended December 31, 2013, 2012 and 2011 were as follows:

(in millions of dollars)	2013	2012	2011
ACCO Brands North America	$1,041.4	$1,028.2	$623.1
ACCO Brands International	566.6	551.2	505.0
Computer Products Group	157.1	179.1	190.3
Net sales	$1,765.1	$1,758.5	$1,318.4

Operating income by business segment for the years ended December 31, 2013, 2012 and 2011 were as follows (a):

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

(in millions of dollars)	2013	2012	2011
ACCO Brands North America	$98.2	$86.2	$37.4
ACCO Brands International	66.5	62.0	58.9
Computer Products Group	13.7	35.9	47.1
Segment operating income	178.4	184.1	143.4
Corporate	(32.6)	(44.8)	(28.2)
Operating income	145.8	139.3	115.2
Interest expense, net	54.7	89.3	77.2
Equity in earnings of joint ventures	(8.2)	(6.9)	(8.5)
Other expense, net	7.6	61.3	3.6
Income (loss) from continuing operations before income tax	$91.7	$(4.4)	$42.9

(a)
Operating income as presented in the segment table above is defined as i) net sales; ii) less cost of products sold; iii) less advertising, selling, general and administrative expenses; iv) less amortization of intangibles; and v) less restructuring charges.

Segment assets:

The following table presents the measure of segment assets used by the Company’s chief operating decision maker.

	December 31,
(in millions of dollars)	2013	2012
ACCO Brands North America (b)	$465.4	$505.1
ACCO Brands International (b)	464.1	486.4
Computer Products Group (b)	88.1	90.3
Total segment assets	1,017.6	1,081.8
Unallocated assets	1,364.3	1,424.5
Corporate (b)	1.0	1.4
Total assets	$2,382.9	$2,507.7

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

	December 31,
(in millions of dollars)	2013	2012
ACCO Brands North America (c)	$1,332.0	$1,398.6
ACCO Brands International (c)	758.4	814.3
Computer Products Group (c)	102.4	104.8
Total segment assets	2,192.8	2,317.7
Unallocated assets	189.1	188.6
Corporate (c)	1.0	1.4
Total assets	$2,382.9	$2,507.7

(c)	Represents total assets, excluding: intercompany balances, cash, deferred taxes, prepaid pension assets, prepaid debt issuance costs and joint ventures accounted for on an equity basis.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Property, plant and equipment, net by geographic region were as follows:

	December 31,
(in millions of dollars)	2013	2012
U.S.	$134.4	$141.0
Brazil	54.7	62.1
U.K.	30.5	22.7
Australia	13.7	17.1
Other countries	20.0	30.7
Property, plant and equipment, net	$253.3	$273.6

Net sales by geographic region for the years ended December 31, 2013, 2012 and 2011 were as follows (d):

(in millions of dollars)	2013	2012	2011
U.S.	$955.5	$959.2	$621.3
Canada	159.7	160.8	105.2
Brazil	157.2	118.9	—
Netherlands	130.2	45.9	29.3
Australia	119.8	133.4	143.0
U.K.	101.3	98.0	115.6
Other countries	141.4	242.3	304.0
Net sales	$1,765.1	$1,758.5	$1,318.4

(d)	Net sales are attributed to geographic areas based on the location of the selling company.

Major Customers

Sales to our five largest customers totaled $680.5 million, $716.2 million and $508.2 million in the years ended December 31, 2013, 2012 and 2011, respectively. Sales to Staples, our largest customer, were $229.5 million (13%), $236.3 million (13%) and $175.9 million (13%) in the years ended December 31, 2013, 2012 and 2011, respectively. Sales to Office Depot, our second largest customer were $138.9 million (11%) in the year ended December 31, 2011. Sales to no other customer exceeded 10% of consolidated sales for any of the last three years.

A significant percentage of our sales are to customers engaged in the office products resale industry. Concentration of credit risk with respect to trade accounts receivable is partially mitigated because a large number of geographically diverse customers make up each operating companies’ domestic and international customer base, thus spreading the credit risk. At December 31, 2013 and 2012, our top five trade account receivables totaled $194.0 million and $184.3 million, respectively.

17. Joint Venture Investment

Summarized below is aggregated financial information for the Company’s joint venture, which is accounted for under the equity method. Accordingly, we record our proportionate share of earnings or losses on the line entitled “Equity in earnings of joint ventures” in the Consolidated Statements of Income. Our share of the net assets of the joint venture is included within “Other non-current assets” in the Consolidated Balance Sheets.

	Year Ended December 31,
(in millions of dollars)	2013	2012	2011
Net sales	$105.4	$116.6	$121.0
Gross profit	44.8	47.9	48.5
Operating income	23.0	24.7	25.3
Net income	16.4	17.3	18.0

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

	December 31,
(in millions of dollars)	2013	2012
Current assets	$71.8	$78.8
Non-current assets	32.5	34.2
Current liabilities	32.1	33.1
Non-current liabilities	4.9	9.7

The Company had previously announced its intention to pursue an exit strategy related to its Neschen GBC Graphics Films, LLC joint venture ("Neschen"). In October of 2013 we purchased the 50% of Neschen that we did not already own, and with effect from February 12, 2014 we sold all of our interest related to Neschen. As a result we have restated the historical presentation in this note to include only our one remaining joint venture.

18. Commitments and Contingencies

Pending Litigation

In connection with our May 1, 2012 acquisition of Mead C&OP we assumed all of the tax liabilities for the acquired foreign operations. See "Note 11. Income Taxes - Income Tax Assessment" for details on tax assessments issued by the Federal Revenue Department of the Ministry of Finance of Brazil ("FRD") against our newly acquired indirect subsidiary, Tilibra Produtos de Papelaria Ltda. ("Tilibra"), which challenged the tax deduction of goodwill from Tilibra's taxable income for the years 2007 through 2010.

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

Lease Commitments

Future minimum rental payments for all non-cancelable operating leases (reduced by minor amounts from subleases) at December 31, 2013 were as follows:

(in millions of dollars)
2014	$22.5
2015	19.8
2016	16.5
2017	13.6
2018	11.7
Thereafter	38.0
Total minimum rental payments	$122.1
Less minimum rentals to be received under non-cancelable subleases	6.4
$115.7
Total rental expense reported in our Consolidated Statements of Income for all non-cancelable operating leases (reduced by minor amounts for subleases) amounted to $25.3 million, $22.3 million and $21.7 million for the years ended December 31, 2013, 2012 and 2011, respectively.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Unconditional Purchase Commitments
Future minimum payments under unconditional purchase commitments, primarily for inventory purchase commitments at December 31, 2013 were as follows:

(in millions of dollars)
2014	$80.0
2015	16.5
2016	10.4
2017	10.4
2018	2.5
Thereafter	—
Total unconditional purchase commitments	$119.8
Environmental
We are subject to federal, state and local laws and regulations concerning the discharge of materials into the environment and the handling, disposal and clean-up of waste materials and otherwise relating to the protection of the environment. It is not possible to quantify with certainty the potential impact of actions regarding environmental matters, particularly remediation and other compliance efforts that we may undertake in the future. In the opinion of our management, compliance with the present environmental protection laws, before taking into account estimated recoveries from third parties, will not have a material adverse effect upon our capital expenditures, financial condition or results of operations.

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

Also included in discontinued operations are residual costs of our commercial print finishing business, which was sold in 2009. In association with ongoing legal disputes related to this business, the Company recorded expenses of $0.2 million and $2.0 million, during 2013 and 2012, respectively.

The operating results and financial position of discontinued operations were as follows:

(in millions, except per share data)	2013	2012	2011
Operating Results:
Net sales	$—	$—	$19.9
Income from operations before income taxes	—	—	2.5
(Loss) gain on sale before income taxes	(0.3)	(2.1)	41.5
Income tax (benefit) expense	(0.1)	(0.5)	5.9
(Loss) income from discontinued operations	$(0.2)	$(1.6)	$38.1
Per share:
Basic income (loss) from discontinued operations	$—	$(0.02)	$0.69
Diluted income (loss) from discontinued operations	$—	$(0.02)	$0.66

Litigation-related accruals of $1.2 million and $2.4 million for discontinued operations are included in the line "Other current liabilities" as of December 31, 2013 and 2012, respectively.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

20. Quarterly Financial Information (Unaudited)
The following is an analysis of certain items in the Consolidated Statements of Income by quarter for 2013 and 2012:

(in millions of dollars, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2013
Net sales	$352.0	$440.2	$469.2	$503.7
Gross profit	96.7	137.1	141.1	169.9
Operating income (loss)	(9.2)	37.9	50.3	66.8
Income (loss) from continuing operations	(8.9)	9.5	26.4	50.3
Loss from discontinued operations, net of income taxes	(0.1)	—	—	(0.1)
Net income (loss)	$(9.0)	$9.5	$26.4	$50.2
Basic income (loss) per share:
Income (loss) from continuing operations (1)	$(0.08)	$0.08	$0.23	$0.44
Loss from discontinued operations (1)	$—	$—	$—	$—
Net income (loss) (1)	$(0.08)	$0.08	$0.23	$0.44
Diluted income (loss) per share:
Income (loss) from continuing operations (1)	$(0.08)	$0.08	$0.23	$0.43
Loss from discontinued operations (1)	$—	$—	$—	$—
Net income (loss) (1)	$(0.08)	$0.08	$0.23	$0.43
2012
Net sales	$288.9	$438.7	$501.2	$529.7
Gross profit	79.8	124.3	151.2	178.1
Operating income	4.0	11.6	56.4	67.3
Income (loss) from continuing operations	(17.3)	94.2	55.2	(15.1)
Loss from discontinued operations, net of income taxes	(0.1)	—	—	(1.5)
Net income (loss)	$(17.4)	$94.2	$55.2	$(16.6)
Basic income (loss) per share:
Income (loss) from continuing operations (1)	$(0.31)	$1.00	$0.49	$(0.13)
Loss from discontinued operations (1)	$—	$—	$—	$(0.01)
Net income (loss) (1)	$(0.31)	$1.00	$0.49	$(0.15)
Diluted income (loss) per share:
Income (loss) from continuing operations (1)	$(0.31)	$0.98	$0.48	$(0.13)
Loss from discontinued operations (1)	$—	$—	$—	$(0.01)
Net income (loss) (1)	$(0.31)	$0.98	$0.48	$(0.15)

(1)	The sum of the quarterly earnings per share amounts may not equal the total for the year due to the effects of rounding and dilution as a result of issuing common shares during the year.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

21. Condensed Consolidated Financial Information

Certain of the Company’s 100% owned domestic subsidiaries are required to jointly and severally, fully and unconditionally guarantee the 6.75% Senior Unsecured Notes that are due in the year 2020. Rather than filing separate financial statements for each guarantor subsidiary with the Securities and Exchange Commission, the Company has elected to present the following condensed consolidating financial statements, which detail the results of operations for the years ended December 31, 2013, 2012 and 2011, cash flows for the years ended December 31, 2013, 2012 and 2011 and financial position as of December 31, 2013 and 2012 of the Company and its guarantor and non-guarantor subsidiaries (in each case carrying investments under the equity method), and the eliminations necessary to arrive at the reported amounts included in the condensed consolidated financial statements of the Company. Certain previously reported amounts within the December 2012 condensed consolidating balance sheet have been revised to appropriately reflect the allocation of $70.9 million of goodwill and receivables from affiliates within the Guarantor balance sheet. The revisions resulted in these line items in the condensed consolidating balance sheet moving between the guarantor and non-guarantor columns of the accompanying balance sheet presentation. Such revisions were immaterial to the previously reported guarantors’ condensed consolidating balance sheet.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Condensed Consolidating Balance Sheets

	December 31, 2013
(in millions of dollars)	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$7.0	$1.0	$45.5	$—	$53.5
Accounts receivable, net	—	177.3	294.6	—	471.9
Inventories	—	124.8	129.9	—	254.7
Receivables from affiliates	8.2	101.5	65.0	(174.7)	—
Deferred income taxes	20.9	—	12.6	—	33.5
Other current assets	0.6	8.8	18.7	—	28.1
Total current assets	36.7	413.4	566.3	(174.7)	841.7
Property, plant and equipment, net	4.1	130.3	118.9	—	253.3
Deferred income taxes	—	—	37.3	—	37.3
Goodwill	—	330.9	237.4	—	568.3
Identifiable intangibles, net	57.6	415.4	134.0	—	607.0
Other non-current assets	20.0	6.2	49.1	—	75.3
Investment in, long term receivable from affiliates	1,818.2	868.4	441.0	(3,127.6)	—
Total assets	$1,936.6	$2,164.6	$1,584.0	$(3,302.3)	$2,382.9
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$—	$0.1	$—	—	$0.1
Accounts payable	—	81.4	96.5	—	177.9
Accrued compensation	4.6	12.3	15.1	—	32.0
Accrued customer programs liabilities	—	65.5	58.1	—	123.6
Accrued interest	7.0	—	—	—	7.0
Other current liabilities	3.0	39.1	62.4	—	104.5
Payables to affiliates	9.5	206.4	244.0	(459.9)	—
Total current liabilities	24.1	404.8	476.1	(459.9)	445.1
Long-term debt	920.7	0.1	—	—	920.8
Long-term notes payable to affiliates	178.3	26.7	35.2	(240.2)	—
Deferred income taxes	109.2	—	59.9	—	169.1
Pension and post-retirement benefit obligations	1.5	24.2	36.0	—	61.7
Other non-current liabilities	0.5	22.0	61.4	—	83.9
Total liabilities	1,234.3	477.8	668.6	(700.1)	1,680.6
Stockholders’ equity:
Common stock	1.1	448.1	267.4	(715.5)	1.1
Treasury stock	(3.5)	—	—	—	(3.5)
Paid-in capital	2,035.0	1,551.2	743.0	(2,294.2)	2,035.0
Accumulated other comprehensive loss	(185.6)	(45.6)	(99.7)	145.3	(185.6)
(Accumulated deficit) retained earnings	(1,144.7)	(266.9)	4.7	262.2	(1,144.7)
Total stockholders’ equity	702.3	1,686.8	915.4	(2,602.2)	702.3
Total liabilities and stockholders’ equity	$1,936.6	$2,164.6	$1,584.0	$(3,302.3)	$2,382.9

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Condensed Consolidating Balance Sheets

	December 31, 2012
(in millions of dollars)	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$12.1	$(3.0)	$40.9	$—	$50.0
Accounts receivable, net	—	193.9	304.8	—	498.7
Inventories	—	133.7	131.8	—	265.5
Receivables from affiliates	7.9	219.4	17.5	(244.8)	—
Deferred income taxes	18.1	—	13.0	—	31.1
Other current assets	1.0	13.0	15.0	—	29.0
Total current assets	39.1	557.0	523.0	(244.8)	874.3
Property, plant and equipment, net	0.3	140.7	132.6	—	273.6
Deferred income taxes	—	—	36.4	—	36.4
Goodwill	—	329.7	259.7	—	589.4
Identifiable intangibles, net	57.7	434.3	154.6	—	646.6
Other non-current assets	16.3	16.6	54.5	—	87.4
Investment in, long term receivable from affiliates	1,248.0	869.0	441.0	(2,558.0)	—
Total assets	$1,361.4	$2,347.3	$1,601.8	$(2,802.8)	$2,507.7
Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable to banks	$—	$—	$1.2	$—	$1.2
Current portion of long-term debt	—	0.1	$—	—	0.1
Accounts payable	—	76.5	75.9	—	152.4
Accrued compensation	4.7	16.8	16.5	—	38.0
Accrued customer programs liabilities	—	63.8	55.2	—	119.0
Accrued interest	0.2	6.1	—	—	6.3
Other current liabilities	12.3	44.9	55.2	—	112.4
Payables to affiliates	28.5	191.8	245.0	(465.3)	—
Total current liabilities	45.7	400.0	449.0	(465.3)	429.4
Long-term debt	401.6	647.4	21.8	—	1,070.8
Long-term notes payable to affiliates	178.2	26.7	373.0	(577.9)	—
Deferred income taxes	93.8	—	71.2	—	165.0
Pension and post-retirement benefit obligations	1.8	60.9	57.1	—	119.8
Other non-current liabilities	1.1	13.9	68.5	—	83.5
Total liabilities	722.2	1,148.9	1,040.6	(1,043.2)	1,868.5
Stockholders’ equity:
Common stock	1.1	448.0	315.5	(763.5)	1.1
Treasury stock	(2.5)	—	—	—	(2.5)
Paid-in capital	2,018.5	1,192.0	347.6	(1,539.6)	2,018.5
Accumulated other comprehensive loss	(156.1)	(68.9)	(52.2)	121.1	(156.1)
Accumulated deficit	(1,221.8)	(372.7)	(49.7)	422.4	(1,221.8)
Total stockholders’ equity	639.2	1,198.4	561.2	(1,759.6)	639.2
Total liabilities and stockholders’ equity	$1,361.4	$2,347.3	$1,601.8	$(2,802.8)	$2,507.7

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Condensed Consolidating Statement of Comprehensive Income

	Year Ended December 31, 2013
(in millions of dollars)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Unaffiliated sales	$—	$955.5	$809.6	$—	$1,765.1
Affiliated sales	—	15.7	4.4	(20.1)	—
Net sales	—	971.2	814.0	(20.1)	1,765.1
Cost of products sold	—	672.7	567.7	(20.1)	1,220.3
Gross profit	—	298.5	246.3	—	544.8
Advertising, selling, general and administrative expenses	40.6	180.6	123.0	—	344.2
Amortization of intangibles	0.1	19.7	4.9	—	24.7
Restructuring charges	0.5	14.3	15.3	—	30.1
Operating income (loss)	(41.2)	83.9	103.1	—	145.8
Expense (income) from affiliates	(1.5)	(21.7)	23.2	—	—
Interest expense (income), net	58.6	(0.1)	(3.8)	—	54.7
Equity in earnings of joint ventures	—	—	(8.2)	—	(8.2)
Other expense, net	4.8	0.8	2.0	—	7.6
Income (loss) from continuing operations before income taxes and earnings of wholly owned subsidiaries	(103.1)	104.9	89.9	—	91.7
Income tax expense (benefit)	(1.5)	—	15.9	—	14.4
Income (loss) from continuing operations	(101.6)	104.9	74.0	—	77.3
Loss from discontinued operations, net of income taxes	—	(0.2)	—	—	(0.2)
Income (loss) before earnings of wholly owned subsidiaries	(101.6)	104.7	74.0	—	77.1
Earnings of wholly owned subsidiaries	178.7	72.6	—	(251.3)	—
Net income	$77.1	$177.3	$74.0	$(251.3)	$77.1
Comprehensive income	$47.6	$200.6	$26.5	$(227.1)	$47.6

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Condensed Consolidating Statement of Comprehensive Income

	Year Ended December 31, 2012
(in millions of dollars)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Unaffiliated sales	$—	$959.2	$799.3	$—	$1,758.5
Affiliated sales	—	17.3	4.1	(21.4)	—
Net sales	—	976.5	803.4	(21.4)	1,758.5
Cost of products sold	—	687.7	558.8	(21.4)	1,225.1
Gross profit	—	288.8	244.6	—	533.4
Advertising, selling, general and administrative expenses	46.6	172.9	130.4	—	349.9
Amortization of intangibles	0.1	15.3	4.5	—	19.9
Restructuring charges	—	20.2	4.1	—	24.3
Operating income (loss)	(46.7)	80.4	105.6	—	139.3
Expense (income) from affiliates	(1.3)	(24.6)	25.9	—	—
Interest expense (income), net	61.4	28.2	(0.3)	—	89.3
Equity in (earnings) losses of joint ventures	—	1.9	(8.8)	—	(6.9)
Other expense (income), net	59.7	3.3	(1.7)	—	61.3
(Loss) income from continuing operations before income taxes and earnings of wholly owned subsidiaries	(166.5)	71.6	90.5	—	(4.4)
Income tax benefit	(121.1)	(0.2)	(0.1)	—	(121.4)
Income (loss) from continuing operations	(45.4)	71.8	90.6	—	117.0
(Loss) income from discontinued operations, net of income taxes	0.5	(1.4)	(0.7)	—	(1.6)
Income (loss) before earnings of wholly owned subsidiaries	(44.9)	70.4	89.9	—	115.4
Earnings of wholly owned subsidiaries	160.3	79.0	—	(239.3)	—
Net income	$115.4	$149.4	$89.9	$(239.3)	$115.4
Comprehensive income	$90.3	$146.3	$67.5	$(213.8)	$90.3

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Condensed Consolidating Statement of Comprehensive Income

	Year Ended December 31, 2011
(in millions of dollars)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Unaffiliated sales	$—	$621.3	$697.1	$—	$1,318.4
Affiliated sales	—	18.9	5.9	(24.8)	—
Net sales	—	640.2	703.0	(24.8)	1,318.4
Cost of products sold	—	471.6	472.4	(24.8)	919.2
Gross profit	—	168.6	230.6	—	399.2
Advertising, selling, general and administrative expenses	30.4	126.6	121.4	—	278.4
Amortization of intangibles	0.1	3.5	2.7	—	6.3
Restructuring income	—	—	(0.7)	—	(0.7)
Operating income (loss)	(30.5)	38.5	107.2	—	115.2
Interest expense (income) from affiliates	(1.1)	(23.4)	24.5	—	—
Interest expense, net	67.4	9.8	—	—	77.2
Equity in (earnings) losses of joint ventures	—	0.5	(9.0)	—	(8.5)
Other expense (income), net	3.1	0.6	(0.1)	—	3.6
Income (loss) from continuing operations before income taxes and earnings of wholly owned subsidiaries	(99.9)	51.0	91.8	—	42.9
Income tax expense	6.0	—	18.3	—	24.3
Income (loss) from continuing operations	(105.9)	51.0	73.5	—	18.6
Income (loss) from discontinued operations, net of income taxes	—	(0.4)	38.5	—	38.1
Income (loss) before earnings of wholly owned subsidiaries	(105.9)	50.6	112.0	—	56.7
Earnings of wholly owned subsidiaries	162.6	103.3	—	(265.9)	—
Net income	$56.7	$153.9	$112.0	$(265.9)	$56.7
Comprehensive income	$11.8	$135.1	$86.6	$(221.7)	$11.8

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Condensed Consolidating Statement of Cash Flows

	Year Ended December 31, 2013
(in millions of dollars)	Parent	Guarantors	Non-Guarantors	Consolidated
Net cash provided (used) by operating activities	$(81.7)	$186.5	$89.7	194.5
Investing activities:
Additions to property, plant and equipment	—	(21.2)	(15.4)	(36.6)
Payments for (proceeds from) interest in affiliates	—	55.6	(55.6)	—
Payments related to the sale of discontinued operations	—	(1.5)	—	(1.5)
Proceeds from the disposition of assets	—	—	6.1	6.1
Cost of acquisition, net of cash acquired	—	(1.3)	—	(1.3)
Net cash (used) provided by investing activities	—	31.6	(64.9)	(33.3)
Financing activities:
Intercompany financing	143.8	(168.2)	24.4	—
Net dividends	65.7	(45.9)	(19.8)	—
Proceeds from long-term borrowings	530.0	—	—	530.0
Repayments of long-term debt	(658.1)	—	(21.4)	(679.5)
(Repayments) borrowings of short-term debt, net	0.5	—	(1.2)	(0.7)
Payments for debt issuance costs	(4.3)	—	—	(4.3)
Other	(1.0)	—	—	(1.0)
Net cash (used) provided by financing activities	76.6	(214.1)	(18.0)	(155.5)
Effect of foreign exchange rate changes on cash	—	—	(2.2)	(2.2)
Net increase (decrease) in cash and cash equivalents	(5.1)	4.0	4.6	3.5
Cash and cash equivalents:
Beginning of the period	12.1	(3.0)	40.9	50.0
End of the period	$7.0	$1.0	$45.5	$53.5

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Condensed Consolidating Statement of Cash Flows

	Year Ended December 31, 2012
(in millions of dollars)	Parent	Guarantors	Non-Guarantors	Consolidated
Net cash (used) provided by operating activities	$(156.0)	$137.5	$11.0	(7.5)
Investing activities:
Additions to property, plant and equipment	—	(22.4)	(7.9)	(30.3)
Proceeds (payments) related to the sale of discontinued operations	—	2.1	(0.6)	1.5
Proceeds from the disposition of assets	—	—	3.1	3.1
Cost of acquisition, net of cash acquired	(429.5)	—	32.0	(397.5)
Net cash (used) provided by investing activities.	(429.5)	(20.3)	26.6	(423.2)
Financing activities:
Intercompany financing	775.6	(777.4)	1.8	—
Net dividends	53.3	27.3	(80.6)	—
Proceeds from long-term borrowings	545.0	690.0	35.0	1,270.0
Repayments of long-term debt	(816.2)	(42.8)	(13.0)	(872.0)
Borrowings of short-term debt, net	—	—	1.2	1.2
Payments for debt issuance costs	(21.5)	(16.1)	(0.9)	(38.5)
Other	(0.6)	—	—	(0.6)
Net cash provided (used) by financing activities.	535.6	(119.0)	(56.5)	360.1
Effect of foreign exchange rate changes on cash	—	—	(0.6)	(0.6)
Net decrease in cash and cash equivalents	(49.9)	(1.8)	(19.5)	(71.2)
Cash and cash equivalents:
Beginning of the period	62.0	(1.2)	60.4	121.2
End of the period	$12.1	$(3.0)	$40.9	$50.0

	Year Ended December 31,2011
(in millions of dollars)	Parent	Guarantors	Non- Guarantors	Consolidated
Net cash provided (used) by operating activities:	$(95.5)	$66.6	$90.7	61.8
Investing activities:
Additions to property, plant and equipment	—	(6.6)	(6.9)	(13.5)
Assets acquired	—	(0.6)	(0.8)	(1.4)
Proceeds related to the sale of discontinued operations	—	0.4	53.1	53.5
Proceeds from the disposition of assets	—	—	1.4	1.4
Net cash provided (used) by investing activities	—	(6.8)	46.8	40.0
Financing activities:
Intercompany financing	111.9	(94.8)	(17.1)	—
Net dividends	69.2	34.3	(103.5)	—
Proceeds from long-term borrowings	—	—	0.1	0.1
Repayments of long-term debt	(62.9)	(0.1)	—	(63.0)
Other	(0.2)	—	—	(0.2)
Net cash (used) provided by financing activities	118.0	(60.6)	(120.5)	(63.1)
Effect of foreign exchange rate changes on cash	—	—	(0.7)	(0.7)
Net increase (decrease) in cash and cash equivalents	22.5	(0.8)	16.3	38.0
Cash and cash equivalents:
Beginning of the period	39.5	(0.4)	44.1	83.2
End of the period	$62.0	$(1.2)	$60.4	$121.2

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE
Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Management's Evaluation of Disclosure Controls and Procedures

We seek to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the applicable SEC rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

As of the end of the period covered by this report, our management, under the supervision and with the participation of our Disclosure Committee and our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective because of material weakness in internal control over financial reporting that existed as of December 31, 2013. The material weakness is related to deficiencies in information technology ("IT") general controls for the Mead C&OP business in the U.S. and Canada, which was acquired by the Company in May 2012. Following the acquisition, the Mead C&OP business was operated within its former parent company's IT environment under a transition services agreement. In 2013, the business was transferred onto a standalone SAP environment and the servers subsequently were moved to the Company's outsourced data center which hosts our Oracle environment. It was during this transition that certain deficiencies aggregating to the identified material weakness were created primarily as a result of failures to properly configure change management control settings, including tracking of access and the history of changes. These incorrect change management control settings were not detected until we formally tested the controls in the fourth quarter of 2013.

In light of this material weakness in internal control over financial reporting, prior to filing this report, we completed additional procedures, including validating the completeness and accuracy of the related financial records. These additional procedures have allowed us to conclude that, notwithstanding the material weakness and the ineffectiveness of our controls and procedures, the Consolidated Financial Statements in this report fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with generally accepted accounting principles in the U.S.

The material weakness and actions taken to address the material weakness as well as additional remediation plans are more fully described below.

(b) Changes in Internal Control over Financial Reporting

Except as described below, there were no changes in our internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

(c) Management’s Report on Internal Control Over Financial Reporting

Management of ACCO Brands Corporation and its subsidiaries is responsible for establishing and maintaining adequate internal controls over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed by and under the supervision of our Chief Executive Officer and Chief Financial Officer and effected by management and our board of directors to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the U.S.

In designing and evaluating our internal control over financial reporting, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving the desired control objective. Also, projections of any evaluation of the effectiveness of our internal control over financial reporting to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (1992) in Internal Control-Integrated Framework.

In the course of completing our assessment of internal control over financial reporting as of December 31, 2013, management identified a number of deficiencies related to the design, implementation and effectiveness of certain U.S. and Canadian information technology general controls for the Mead C&OP business that have a direct impact on our financial reporting. Based on the nature and interrelationship of the noted deficiencies, management concluded that these deficiencies, in the aggregate, resulted in a reasonable possibility that a material misstatement in our interim or annual financial statements would not be prevented or detected on a timely basis, and as such, constitute a material weakness. In particular, these deficiencies related to the configuration set-up of the system, user access and change management controls that are intended to ensure that access to financial applications and data is adequately restricted to appropriate personnel and that all changes affecting the financial applications and underlying account records are identified, tested and implemented appropriately. Based on our assessment, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2013.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8 of this report.

(d) Remediation Plan

Management has been actively engaged in developing and implementing a remediation plan to address the material weakness noted above. The remediation actions include the following:

•	The appropriate change management control settings, including tracking of access and history of changes, have been properly configured.

•	Additional internal resources have been added to remediate the deficiencies identified and to control the IT environment.

•	An additional dedicated resource, reporting through our Chief Financial Officer, has been appointed to monitor and verify the IT control environment on an ongoing basis.

•	Appropriate change management processes are being implemented.

•	Control techniques associated with IT system access are being reviewed, and where necessary revised.

•	Access rules for our outsourced service providers are being codified and implemented to remediate the deficiencies identified and to control the IT environment.

•	A robust training program is being designed and implemented to train or re-train all responsible personnel regarding the IT general control objectives and their roles and responsibilities for them.

Management believes the foregoing efforts will effectively remediate the material weakness. Because the reliability of the internal control process requires repeatable execution, the successful remediation of this material weakness will require review and evidence of effectiveness prior to management concluding that the controls are effective and there is no assurance that additional remediation steps will not be necessary. Management believes the remediation efforts will be completed during the first quarter of 2014 and will test and re-evaluate the effectiveness of the Mead C&OP information technology general controls thereafter.

ITEM 9B. OTHER INFORMATION
Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required under this Item is contained in the Company’s 2014 Definitive Proxy Statement, which is to be filed with the Securities and Exchange Commission prior to April 30, 2014 and is incorporated herein by reference.

Code of Business Conduct

The Company has adopted a code of business conduct as required by the listing standards of the New York Stock Exchange and rules of the Securities and Exchange Commission. This code applies to all of the Company’s directors, officers and employees. The code of business conduct is published and available at the Investor Relations Section of the Company’s internet website at www.accobrands.com. The Company will post on its website any amendments to, or waivers from, our code of business conduct applicable to any of its directors or executive officers. The foregoing information will be available in print to any shareholder who requests such information from ACCO Brands Corporation, Four Corporate Drive, Lake Zurich, IL 60047-2997, Attn: Office of the General Counsel.

As required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual, the Company’s Chief Executive Officer certified to the NYSE within 30 days after the Company’s 2013 Annual Meeting of Stockholders that he was not aware of any violation by the Company of the NYSE Corporate Governance Listing Standards.

ITEM 11. EXECUTIVE COMPENSATION

Information required under this Item is contained in the Company’s 2014 Definitive Proxy Statement, which is to be filed with the Securities and Exchange Commission prior to April 30, 2014 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table gives information, as of December 31, 2013, about our common stock that may be issued upon the exercise of options, stock-settled appreciation rights (“SSARs”) and other equity awards under all compensation plans under which equity securities are reserved for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	4,806,475	$8.30	8,208,141	(2)
Equity compensation plans not approved by security holders	—	—	—
Total	4,806,475	$8.30	8,208,141	(2)

(1)
This number includes 4,246,272 common shares that were subject to issuance upon the exercise of stock options/SSARs granted under the 2011 Amended and Restated ACCO Brands Corporation Incentive Plan (the “Restated Plan”), and 560,203 common shares that were subject to issuance upon the exercise of stock options/SSARs pursuant to the Company’s 2005 Assumed Option and Restricted Stock Unit Plan. The weighted-average exercise price in column (b) of the table reflects all such options/SSARs.

(2)
These are shares available for grant as of December 31, 2013 under the Restated Plan pursuant to which the Compensation Committee of the Board of Directors may make various stock-based awards including grants of stock options, stock-settled appreciation rights, restricted stock, restricted stock units and performance share units. In addition to these shares, the following shares may become available for grant under the Restated Plan and, to the extent such shares have become available as of December 31, 2013, they are included in the table as available for grant: shares covered by outstanding awards under the Plan that were forfeited or otherwise terminated.

Other information required under this Item is contained in the Company’s 2014 Definitive Proxy Statement, which is to be filed with the Securities and Exchange Commission prior to April 30, 2014, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required under this Item is contained in the Company’s 2014 Definitive Proxy Statement, which is to be filed with the Securities and Exchange Commission prior to April 30, 2014 and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required under this Item is contained in the Company’s 2014 Definitive Proxy Statement, which is to be filed with the Securities and Exchange Commission prior to April 30, 2014 and is incorporated herein by reference.

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
Schedule II - Valuation and Qualifying Accounts and Reserves, for each of the years ended December 31, 2013, 2012 and 2011.
The separate consolidated financial statements of Pelikan-Artline Pty Ltd, the Company’s 50 percent owned joint venture as of September 30, 2013 and 2012 and for each of the years in the three-year period ended September 30, 2013 required to be included in this report pursuant to Rule 3-09 of Regulation S-X, are filed as Exhibit 99.1.

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

3.2
Certificate of Designation of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed August 17, 2005 (File No. 001-08454))

3.3
By-laws of ACCO Brands Corporation, as amended through February 20, 2013 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed February 26, 2013 (File No. 001-08454))

4.1
Rights Agreement, dated as of August 16, 2005, between ACCO Brands Corporation and Wells Fargo Bank, National Association, as rights agent (incorporated by reference to Exhibit 4.1 to Form 8-K filed by the Registrant on August 17, 2005 (File No. 001-08454))

4.2
Indenture, dated as of April 30, 2012, among Monaco SpinCo Inc., as issuer, the guarantors named therein, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 10.3 of the Registrant's Form 8-K filed on May 7, 2012 (File No. 001-08454))

4.3
First Supplemental Indenture, dated as of May 1, 2012, among the Company, Monaco SpinCo Inc., the guarantors named therein and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 10.4 of the Registrant's Form 8-K filed on May 7, 2012 (File No. 001-08454))

4.4
Second Supplemental Indenture, dated as of May 1, 2012, among the Company, Mead Products LLC, the guarantors named therein and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 10.5 of the Registrant's Form 8-K filed on May 7, 2012 (File No. 001-08454))

4.5
Registration Rights Agreement, dated as of May 1, 2012, among Monaco SpinCo Inc., the Company, the guarantors named therein, and representatives of the initial purchasers named therein (incorporated by reference to Exhibit 10.6 of the Registrant's Form 8-K filed on May 7, 2012 (File No. 001-08454))

10.1
ACCO Brands Corporation 2005 Assumed Option and Restricted Stock Unit Plan, together with Sub-Plan A thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated August 3,2005 and filed August 8, 2005 (File No. 001-08454))

10.2
Tax Allocation Agreement, dated as of August 16, 2005, between ACCO World Corporation and Fortune Brands, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated August 12, 2005 and filed August 17, 2005 (File No. 001-08454))

10.3
Tax Allocation Agreement, dated as of August 16, 2005, between General Binding Corporation and Lane Industries, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated August 12, 2005 and filed August 17, 2005 filed May 13, 2005 (File No. 001-08454))

EXHIBIT INDEX

Number     Description of Exhibit

10.4
Employee Matters Agreement, dated as of March 15, 2005, by and among Fortune Brands, Inc., ACCO World Corporation and General Binding Corporation (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-4 (File No. 333-124946))

10.5	Amended and Restated ACCO Brands Corporation 2005 Incentive Plan (incorporated by reference to Annex A of the Registrant’s definitive proxy statement filed April 4, 2006 (File No. 001-08454))

10.6	Amendment to the Amended and Restated ACCO Brands Corporation 2005 Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant on May 19, 2008 (File No. 001-08454))

10.7	ACCO Brands Corporation Executive Severance Plan (effective December 1, 2007) (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant on November 29, 2007 (File No. 001-08454))

10.8
2008 Amended and Restated ACCO Brands Corporation Supplemental Retirement Plan (incorporated by reference to Exhibit 10.31 to Form 10-K filed by the Registrant on February 29, 2008 (File No. 001-08454))

10.9
Amendment to the 2008 Amended and Restated ACCO Brands Corporation Supplemental Retirement Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant on January 22, 2009 (File No. 001-08454))

10.10	Retirement Agreement for Neal V. Fenwick effective as of May 1, 2008 (incorporated by reference to Exhibit 10.4 to Form 10-Q filed by the Registrant on May 7, 2008 (File No. 001-08454))

10.11
Letter Agreement dated November 4, 2008, between ACCO Brands Corporation and Robert J. Keller (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant on November 5, 2008 (File No. 001-08454))

10.12	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant on December 24, 2008 (File No. 001-08454))

10.13
Form of Stock-settled Stock Appreciation Rights Agreement under the ACCO Brands Corporation Amended and Restated 2005 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.46 to Form 10-K filed by the Registrant on March 2, 2009 (File No. 001-08454))

10.14
Amended and Restated ACCO Brands Deferred Compensation Plan for Non-Employee Directors, effective December 14, 2009 (incorporated by reference to Exhibit 10.41 to Form 10-K filed by the Registrant on February 26, 2010 (File No. 001-089454))

10.15	Amendment to Deferred Compensation Plan for Non-Employee Directors, effective January 1, 2014*

10.16	Form of 2011 Amended and Restated Incentive Plan Directors Restricted Stock Unit Award Agreement,*

10.17
Letter agreement, dated November 4, 2008, from ACCO Brands Corporation to Christopher M. Franey (incorporated by reference to Exhibit 10.42 to Form 10-K filed by the Registrant on February 26, 2010 (File No. 001-08454))

10.18
Description of certain compensation arrangements with respect to the Registrant's named executive officers (incorporated by reference to Item 5.02 of Registrant's Form 8-K filed on March 1, 2010 (File No. 001-08454))

10.19	Description of changes to compensation arrangements for Christopher M. Franey (incorporated by reference to Item 5.02 of Registrant's Form 8-K filed on September 21, 2010 (File No. 001-08454))

10.20	Description of changes to compensation arrangements for Boris Elisman (incorporated by reference to Item 5.02 of Registrant's Form 8-K filed on December 14, 2010 (File No. 001-08454))

10.21
Amended and Restated 2005 Incentive Plan Restricted Stock Unit Award Agreement, effective as of February 24, 2011 between Robert J. Keller and ACCO Brands Corporation (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant on February 15, 2011 (File No. 001-08454))

EXHIBIT INDEX

Number     Description of Exhibit

10.22
2011 Amended and Restated ACCO Brands Corporation Incentive Plan (incorporated by reference to Exhibit 10.1 to ACCO Brands Corporation's Current Report on Form 8-K filed with the SEC on May 20, 2011 (File No. 001-08454))

10.23
Form of Directors Restricted Stock Unit Award Agreement under the 2011 Amended and Restated ACCO Brands Corporation Incentive Plan (incorporated by reference to Exhibit 10.2 to ACCO Brands Corporation's Current Report on Form 8-K filed with the SEC on May 20, 2011 (File No. 001-08454))

10.24
Form of Nonqualified Stock Option Agreement under the 2011 Amended and Restated ACCO Brands Corporation Incentive Plan (incorporated by reference to Exhibit 10.3 to ACCO Brands Corporation's Current Report on Form 8-K filed with the SEC on May 20, 2011 (File No. 001-08454))

10.25
Form of Restricted Stock Unit Award Agreement under the 2011 Amended and Restated ACCO Brands Corporation Incentive Plan (incorporated by reference to Exhibit 10.4 to ACCO Brands Corporation's Current Report on Form 8-K filed with the SEC on May 20, 2011 (File No. 001-08454))

10.26
Form of Performance Stock Unit Award Agreement under the 2011 Amended and Restated ACCO Brands Corporation Incentive Plan (incorporated by reference to Exhibit 10.5 to ACCO Brands Corporation's Current Report on Form 8-K filed with the SEC on May 20, 2011 (File No. 001-08454))

10.27
Form of Stock-Settled Stock Appreciation Rights Award Agreement under the 2011 Amended and Restated ACCO Brands Corporation Incentive Plan (incorporated by reference to Exhibit 10.6 to ACCO Brands Corporation's Current Report on Form 8-K filed with the SEC on May 20, 2011 (File No. 001-08454))

10.28
Separation Agreement, dated November 17, 2011, by and between MeadWestvaco and Monaco SpinCo Inc. (incorporated by reference to Exhibit 10.1 of Registrant's Form 8-K filed on November 22, 2011 (File No. 001-08454))

10.29
Employee Benefits Agreement, dated as of November 17, 2011, by and among MeadWestvaco Corporation, Monaco Spinco Inc. and ACCO Brands Corporation. (incorporated by reference to Exhibit 10.3 of Registrant's Form S-4/A filed on February 13, 2012 (File No. 333-178869))

10.30
Amendment to the February 24, 2011 Amended and Restated 2005 Restricted Stock Unit Award Agreement, made and entered into as of December 7, 2011, between Robert J. Keller and ACCO Brands Corporation (incorporated by reference to Exhibit 10.1 of Registrant's Form 8-K filed on December 12, 2011 (File No. 001-08454))

10.31
Amendment No. 1, dated as of March 19, 2012, to the Separation Agreement, dated as of November 17, 2011, by and among MeadWestvaco Corporation and Monaco SpinCo Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant on March 22, 2012 (File No. 001-08454))

10.32
Credit Agreement, dated as of March 26, 2012, among ACCO Brands Corporation, certain direct and indirect subsidiaries of ACCO Brands Corporation, Barclays Bank PLC and Bank of Montreal, as administrative agents, and the other agents and lenders named therein (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant on March 30, 2012 (File No. 001-08454))

10.33	Amendment of 2011 Amended and Restated ACCO Brands Corporation Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K filed on April 24, 2012 (File No. 001-08454))

10.34
Transition Services Agreement, effective as of May 1, 2012, between Monaco SpinCo Inc. and MeadWestvaco Corporation (incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K filed on May 7, 2012 (File No. 001-08454))

10.35
Tax Matters Agreement, effective as of May 1, 2012, among the Company, MeadWestvaco Corporation and Monaco SpinCo Inc. (incorporated by reference to Exhibit 10.2 of the Registrant's Form 8-K filed on May 7, 2012 (File No. 001-08454))

10.36
Amendment to the 2008 Amended and Restated ACCO Brands Corporation Supplemental Retirement Plan (incorporated by reference to Exhibit 10.8 of the Registrant's Form 8-K filed on May 7, 2012 (File No. 001-08454))

EXHIBIT INDEX

Number     Description of Exhibit

10.37
Amendment of the ACCO Brands Corporation Executive Severance Plan, adopted as of October 23, 2012 (incorporated by reference to Exhibit 10.1 to Form 10-Q filed by the Registrant on October 31, 2012 (File No. 001-08454))

10.38
Form of Restricted Stock Unit Award Agreement (Robert J. Keller) under the 2011 Amended and Restated Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K filed on February 26, 2013 (File No. 001-08454))

10.39
Form of Non-qualified Stock Option Agreement (Robert J. Keller) under the 2011 Amended and Restated Incentive Plan (incorporated by reference to Exhibit 10.2 of the Registrant's Form 8-K filed on February 26, 2013 (File No. 001-08454))

10.40
Form of Performance Stock Unit Award Agreement under the 2011 Amended and Restated Incentive Plan (incorporated by reference to Exhibit 10.3 of the Registrant's Form 8-K filed on February 26, 2013 (File No. 001-08454))

10.41
Form of Performance Stock Unit Award Agreement (Robert J. Keller) under the 2011 Amended and Restated Incentive Plan (incorporated by reference to Exhibit 10.4 of the Registrant's Form 8-K filed on February 26, 2013 (File No. 001-08454))

10.42
Second Amendment, dated as of May 13, 2013, to the Credit Agreement, dated as of March 26, 2012, among the Company, certain subsidiaries of the Company, Barclays Bank PLC and Bank of Montreal, as administrative agents, and the other agents and lenders party thereto. (incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K filed on May 13, 2013 (File No. 001-08454))

10.43
Amended and Restated Credit Agreement, dated as of May 13, 2013, among the Company, certain subsidiaries of the Company, Bank of America, N.A., as administrative agent, and the other agents and lenders party thereto. (incorporated by reference to Exhibit 10.2 of the Registrant's Form 8-K filed on May 13, 2013 (File No. 001-08454))

10.44	ACCO Brands 2013 Annual Incentive Plan (incorporated by reference to 10.5 of the Registrant’s Form 10-Q filed May 8, 2013 (File No. 001-08454))

21.1	Subsidiaries of the Registrant*

23.1	Consent of KPMG LLP*

23.2	Consent of BDO*

24.1	Power of attorney*

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

99.1	Pelikan-Artline Pty Ltd Financial Statements as of September 30, 2013*

101
The following financial statements from the Company's Annual Report on Form 10-K for the year ended December 31, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2013 and 2012, (ii) the Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011, (iii) the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2013, 2012 and 2011, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011, (v) Consolidated Statements of Stockholders Equity (Deficit) for the years ended December 31, 2013, 2012 and 2011, and (vi) related notes to those financial statements*

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
Thomas P. O’Neill, Jr.
Senior Vice President, Finance and Accounting (principal accounting officer)
February 25, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on its behalf by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Boris Elisman	President and Chief Executive Officer (principal executive officer)	February 25, 2014
Boris Elisman

/s/ Neal V. Fenwick	Executive Vice President and Chief Financial Officer (principal financial officer)	February 25, 2014
Neal V. Fenwick

/s/ Thomas P. O’Neill, Jr.	Senior Vice President, Finance and Accounting (principal accounting officer)	February 25, 2014
Thomas P. O’Neill, Jr.

/s/ Robert J. Keller*	Executive Chairman of the Board of Directors	February 25, 2014
Robert J. Keller

/s/ George V. Bayly*	Director	February 25, 2014
George V. Bayly

/s/ James A. Buzzard*	Director	February 25, 2014
James A. Buzzard

Signature	Title	Date

/s/ Kathleen S. Dvorak*	Director	February 25, 2014
Kathleen S. Dvorak

/s/ G. Thomas Hargrove*	Director	February 25, 2014
G. Thomas Hargrove

/s/ Robert H. Jenkins*	Director	February 25, 2014
Robert H. Jenkins

/s/ Thomas Kroeger*	Director	February 25, 2014
Thomas Kroeger

/s/ Michael Norkus*	Director	February 25, 2014
Michael Norkus

/s/ E. Mark Rajkowski*	Director	February 25, 2014
E. Mark Rajkowski

/s/ Sheila G. Talton*	Director	February 25, 2014
Sheila G. Talton

/s/ Norman H. Wesley*	Director	February 25, 2014
Norman H. Wesley

/s/ Neal V. Fenwick
* Neal V. Fenwick as Attorney-in-Fact

ACCO Brands Corporation
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
SCHEDULE II

Allowances for Doubtful Accounts
Changes in the allowances for doubtful accounts were as follows:

	Year Ended December 31,
(in millions of dollars)	2013	2012	2011
Balance at beginning of year	$6.5	$5.1	$5.2
Additions charged to expense	1.5	2.2	1.4
Deductions - write offs	(1.6)	(3.0)	(1.3)
Mead C&OP acquisition	—	2.1	—
Foreign exchange changes	(0.3)	0.1	(0.2)
Balance at end of year	$6.1	$6.5	$5.1
Allowances for Sales Returns and Discounts
Changes in the allowances for sales returns and discounts were as follows:

	Year Ended December 31,
(in millions of dollars)	2013	2012	2011
Balance at beginning of year	$10.6	$7.7	$9.2
Additions charged to expense	41.3	41.0	41.6
Deductions - returns	(39.1)	(41.6)	(43.1)
Mead C&OP acquisition	—	2.8	—
Foreign exchange changes	0.1	0.7	—
Balance at end of year	$12.9	$10.6	$7.7
Allowances for Cash Discounts
Changes in the allowances for cash discounts were as follows:

	Year Ended December 31,
(in millions of dollars)	2013	2012	2011
Balance at beginning of year	$2.2	$1.1	$1.2
Additions charged to expense	16.0	16.4	11.0
Deductions - discounts taken	(16.2)	(16.0)	(11.0)
Mead C&OP acquisition	—	0.6	—
Foreign exchange changes	0.2	0.1	(0.1)
Balance at end of year	$2.2	$2.2	$1.1

ACCO Brands Corporation
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
SCHEDULE II (Continued)

Warranty Reserves
Changes in the reserve for warranty claims were as follows:

	Year Ended December 31,
(in millions of dollars)	2013	2012	2011
Balance at beginning of year	$2.8	$2.7	$3.1
Provision for warranties issued	2.0	3.3	3.0
Settlements made (in cash or in kind)	(2.6)	(3.2)	(3.4)
Balance at end of year	$2.2	$2.8	$2.7
Income Tax Valuation Allowance
Changes in the deferred tax valuation allowances were as follows:

	Year Ended December 31,
(in millions of dollars)	2013	2012	2011
Balance at beginning of year	$55.4	$204.3	$193.2
(Credits) charges to expense	(11.6)	(145.1)	5.4
(Credited) charged to other accounts	(10.5)	(4.3)	7.0
Foreign exchange changes	(0.3)	0.5	(1.3)
Balance at end of year	$33.0	$55.4	$204.3

See accompanying report of independent registered public accounting firm.