Form 10-Q
period 2014-03-31
ACCO BRANDS Corp
filed 2014-04-30
CIK 712034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2014

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 23, 2014, the registrant had outstanding 114,099,714 shares of Common Stock.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of invoking these safe harbor provisions. These forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of ACCO Brands Corporation (“the Company”), are generally identifiable by use of the words “will,” “believe,” “expect,” “intend,” “anticipate,” “estimate,” “forecast,” “project,” “plan,” or similar expressions. In particular, our business outlook is based on certain assumptions which we believe to be reasonable under the circumstances. These include, without limitation, assumptions regarding changes in the macro environment, fluctuations in foreign currency rates, changes in the competitive landscape and consumer behavior and the effect of consolidation in the office products industry, as well as other factors described below.

Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Because actual results may differ from those predicted by such forward-looking statements, you should not place undue reliance on them when deciding whether to buy, sell or hold the Company’s securities. Our forward-looking statements are made as of the date hereof and we undertake no obligation to update these forward-looking statements in the future.

The factors that could affect our results or cause plans, actions and results to differ materially from current expectations are detailed in “Part I, Item 1. Business” and “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, and the financial statement line item discussions set forth in “Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q and from time to time in our other Securities and Exchange Commission (“SEC”) filings.

The condensed consolidated financial statements included herein in “Part I, Item 1. Financial Statements”, should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Website Access to Securities and Exchange Commission Reports
The Company’s Internet website can be found at www.accobrands.com. The Company makes available free of charge on or through its website its Annual Reports on Form 10-K, Quarterly reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as practicable after the Company files them with, or furnishes them to, the SEC.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ACCO Brands Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

	March 31, 2014	December 31, 2013
(in millions of dollars)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$95.3	$53.5
Accounts receivable, net	290.5	471.9
Inventories	298.6	254.7
Deferred income taxes	30.6	33.5
Other current assets	53.8	28.1
Total current assets	768.8	841.7
Total property, plant and equipment	555.9	548.5
Less accumulated depreciation	(302.0)	(295.2)
Property, plant and equipment, net	253.9	253.3
Deferred income taxes	37.2	37.3
Goodwill	570.7	568.3
Identifiable intangibles, net	603.8	607.0
Other non-current assets	68.1	75.3
Total assets	$2,302.5	$2,382.9
Liabilities and Stockholders' Equity
Current liabilities:
Notes payable to banks	$0.6	$—
Current portion of long-term debt	7.0	0.1
Accounts payable	170.6	177.9
Accrued compensation	22.2	32.0
Accrued customer program liabilities	82.4	123.6
Accrued interest	15.2	7.0
Other current liabilities	75.0	104.5
Total current liabilities	373.0	445.1
Long-term debt	913.9	920.8
Deferred income taxes	166.1	169.1
Pension and post-retirement benefit obligations	54.8	61.7
Other non-current liabilities	85.0	83.9
Total liabilities	1,592.8	1,680.6
Stockholders' equity:
Common stock	1.1	1.1
Treasury stock	(4.8)	(3.5)
Paid-in capital	2,038.1	2,035.0
Accumulated other comprehensive loss	(172.2)	(185.6)
Accumulated deficit	(1,152.5)	(1,144.7)
Total stockholders' equity	709.7	702.3
Total liabilities and stockholders' equity	$2,302.5	$2,382.9

See Notes to Condensed Consolidated Financial Statements.

ACCO Brands Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
(in millions of dollars, except per share data)	2014	2013
Net sales	$329.4	$352.0
Cost of products sold	241.1	255.3
Gross profit	88.3	96.7
Operating costs and expenses:
Advertising, selling, general and administrative expenses	81.9	89.6
Amortization of intangibles	5.9	6.6
Restructuring charges	1.1	9.7
Total operating costs and expenses	88.9	105.9
Operating loss	(0.6)	(9.2)
Non-operating expense (income):
Interest expense, net	11.3	15.7
Equity in earnings of joint ventures	(1.2)	(1.3)
Other income, net	—	(0.1)
Loss from continuing operations before income tax	(10.7)	(23.5)
Income tax benefit	(2.9)	(14.6)
Loss from continuing operations	(7.8)	(8.9)
Loss from discontinued operations, net of income taxes	—	(0.1)
Net loss	$(7.8)	$(9.0)
Per share:
Basic loss per share:
Loss from continuing operations	$(0.07)	$(0.08)
Loss from discontinued operations	$—	$—
Basic loss per share	$(0.07)	$(0.08)
Diluted loss per share:
Loss from continuing operations	$(0.07)	$(0.08)
Loss from discontinued operations	$—	$—
Diluted loss per share	$(0.07)	$(0.08)
Weighted average number of shares outstanding:
Basic	113.8	113.3
Diluted	113.8	113.3
See Notes to Condensed Consolidated Financial Statements.

ACCO Brands Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended March 31,
(in millions of dollars)	2014	2013
Net loss	$(7.8)	$(9.0)
Other comprehensive income (loss), before tax:
Unrealized gain on derivative financial instruments:
Gain arising during the period	1.2	1.9
Reclassification of gain included in net loss	(0.9)	(0.5)
Foreign currency translation:
Foreign currency translation adjustments	12.5	(5.4)
Pension and other post-retirement plans:
Amortization of actuarial loss included in net loss	1.5	2.8
Amortization of prior service cost included in net loss	0.1	—
Other	(0.6)	5.2
Other comprehensive income, before tax	13.8	4.0
Income tax expense related to items of other comprehensive income	(0.4)	(2.5)
Comprehensive income (loss)	$5.6	$(7.5)

See Notes to Condensed Consolidated Financial Statements.

ACCO Brands Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(in millions of dollars)	2014	2013
Operating activities
Net loss	$(7.8)	$(9.0)
Loss on disposal of assets	0.3	0.1
Release of tax valuation allowance	—	(7.0)
Depreciation	9.1	9.9
Other non-cash charges	0.3	—
Amortization of debt issuance costs	1.0	1.9
Amortization of intangibles	5.9	6.6
Stock-based compensation	3.1	2.3
Equity in earnings of joint ventures, net of dividends received	3.4	3.5
Changes in balance sheet items:
Accounts receivable	187.8	188.8
Inventories	(42.9)	(24.6)
Other assets	(17.3)	(10.4)
Accounts payable	(8.5)	(1.2)
Accrued expenses and other liabilities	(69.9)	(50.9)
Accrued income taxes	(16.5)	(24.3)
Net cash provided by operating activities	48.0	85.7
Investing activities
Additions to property, plant and equipment	(6.8)	(7.3)
Payments related to the sale of discontinued operations	—	(1.3)
Proceeds from the disposition of assets	0.8	—
Net cash used by investing activities	(6.0)	(8.6)
Financing activities
Repayments of long-term debt	—	(20.0)
Borrowings (repayments) of short-term debt, net	0.6	(0.7)
Other	(1.4)	(0.9)
Net cash used by financing activities	(0.8)	(21.6)
Effect of foreign exchange rate changes on cash and cash equivalents	0.6	(3.4)
Net increase in cash and cash equivalents	41.8	52.1
Cash and cash equivalents
Beginning of the period	53.5	50.0
End of the period	$95.3	$102.1

See Notes to Condensed Consolidated Financial Statements.

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

As used in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, the terms "ACCO Brands," "ACCO," the "Company," "we," "us," and "our" refer to ACCO Brands Corporation and its consolidated domestic and international subsidiaries.

The management of ACCO Brands is responsible for the accuracy and internal consistency of the condensed consolidated financial statements and notes contained in this Quarterly Report on Form 10-Q.

The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. Although the Company believes the disclosures are adequate to make the information presented not misleading, certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the U.S. ("U.S. GAAP") have been condensed or omitted pursuant to those rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

The Condensed Consolidated Balance Sheet as of March 31, 2014, the related Condensed Consolidated Statements of Operations and the Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2014 and 2013 and Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013 are unaudited. The December 31, 2013 Condensed Consolidated Balance Sheet data was derived from audited financial statements, but does not include all annual disclosures required by U.S. GAAP. The above referenced financial statements included herein were prepared by management on the same basis as the Company's audited consolidated financial statements for the year ended December 31, 2013 and reflect all adjustments (consisting solely of normal recurring items unless otherwise noted) which are, in the opinion of management, necessary for the fair presentation of results of operations and cash flows for the interim periods ended March 31, 2014 and 2013, and the financial position of the Company as of March 31, 2014. Interim results may not be indicative of results for a full year.

The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting periods. Actual results could differ from those estimates.

2. Recent Accounting Pronouncements

There were no new accounting pronouncements issued in the first quarter of 2014 that are expected to have a material impact on the Company’s consolidated financial statements.

3. Long-term Debt and Short-term Borrowings

Notes payable and long-term debt, listed in order of their security interests, consisted of the following as of March 31, 2014 and December 31, 2013:

(in millions of dollars)	March 31, 2014	December 31, 2013
U.S. Dollar Senior Secured Term Loan A, due May 2018 (floating interest rate of 2.23% at March 31, 2014 and 2.49% at December 31, 2013)	$420.0	$420.0
Senior Unsecured Notes, due April 2020 (fixed interest rate of 6.75%)	500.0	500.0
Other borrowings	1.5	0.9
Total debt	921.5	920.9
Less: current portion	(7.6)	(0.1)
Total long-term debt	$913.9	$920.8

As of March 31, 2014, there were no borrowings under our $250.0 million Senior Secured Revolving Credit Facility, due May 2018 ("Revolving Facility"). The amount available for borrowings was $236.6 million (allowing for $13.4 million of letters of credit outstanding on that date).

As more fully described in the Company's 2013 Annual Report on Form 10-K, we must meet certain restrictive debt covenants under the senior secured credit facilities. The indenture governing the senior unsecured notes also contains certain covenants. As of and for the periods ended March 31, 2014 and December 31, 2013, the Company was in compliance with all applicable covenants.

4. Pension and Other Retiree Benefits

The components of net periodic benefit cost for pension and post-retirement plans for the three months ended March 31, 2014 and 2013 were as follows:

	Three Months Ended March 31,
	Pension Benefits				Post-retirement
	U.S.		International
(in millions of dollars)	2014	2013	2014	2013	2014	2013
Service cost	$0.5	$0.5	$0.2	$0.4	$0.1	$0.1
Interest cost	2.2	2.0	3.9	3.7	0.1	0.1
Expected return on plan assets	(3.0)	(2.7)	(5.7)	(5.1)	—	—
Amortization of prior service cost	0.1	—	—	—	—	—
Amortization of net loss (gain)	1.3	2.4	0.5	0.6	(0.3)	(0.2)
Net periodic benefit cost (income)	$1.1	$2.2	$(1.1)	$(0.4)	$(0.1)	$—

We expect to contribute approximately $16.1 million to our defined benefit plans in 2014. For the three months ended March 31, 2014, we have contributed $5.2 million to these plans.

5. Stock-Based Compensation

The following table summarizes the Company’s stock-based compensation expense (including stock options, restricted stock units (“RSUs”) and performance stock units (“PSUs”)) for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
(in millions of dollars)	2014	2013
Stock option compensation expense	$0.8	$0.6
RSU compensation expense	1.3	1.0
PSU compensation expense	1.0	0.7
Total stock-based compensation	$3.1	$2.3

During the first quarter of 2014, the Company's Board of Directors approved a stock compensation grant, which consisted of 1,576,504 stock options, 727,499 RSUs and 1,273,155 PSUs.

The Company generally recognizes compensation expense for its stock-based awards ratably over the vesting period. The following table summarizes the Company's unrecognized compensation expense and the weighted-average period over which the expense will be recognized as of March 31, 2014:

	March 31, 2014
	Unrecognized	Weighted Average
	Compensation	Years Expense To Be
(in millions of dollars, except weighted average years)	Expense	Recognized Over
Stock options	$7.6	2.4
RSUs	$9.3	2.1
PSUs	$11.3	2.2

6. Inventories
Inventories are stated at the lower of cost or market value. The components of inventories were as follows:

(in millions of dollars)	March 31, 2014	December 31, 2013
Raw materials	$53.0	$36.1
Work in process	2.7	2.4
Finished goods	242.9	216.2
Total inventories	$298.6	$254.7

7. Goodwill and Identifiable Intangibles
Goodwill
As more fully described in the Company’s 2013 Annual Report on Form 10-K, we test goodwill for impairment at least annually and on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. The Company performed this annual assessment in the second quarter of 2013 and concluded that no impairment existed.
Changes in the net carrying amount of goodwill by segment were as follows:

(in millions of dollars)	ACCO Brands North America	ACCO Brands International	Computer Products Group	Total

Balance at December 31, 2013	$393.1	$168.4	$6.8	$568.3
Translation	(2.5)	4.9	—	2.4
Balance at March 31, 2014	$390.6	$173.3	$6.8	$570.7

Goodwill	$521.5	$257.5	$6.8	$785.8
Accumulated impairment losses	(130.9)	(84.2)	—	(215.1)
Balance at March 31, 2014	$390.6	$173.3	$6.8	$570.7
Identifiable Intangible Assets
The gross carrying value and accumulated amortization by class of identifiable intangible assets as of March 31, 2014 and December 31, 2013 were as follows:

	March 31, 2014				December 31, 2013
(in millions of dollars)	Gross Carrying Amounts	Accumulated Amortization		Net Book Value	Gross Carrying Amounts	Accumulated Amortization		Net Book Value
Indefinite-lived intangible assets:
Trade names	$513.6	$(44.5)	(1)	$469.1	$510.5	$(44.5)	(1)	$466.0
Amortizable intangible assets:
Trade names	131.4	(50.2)		81.2	131.3	(47.5)		83.8
Customer and contractual relationships	102.0	(49.4)		52.6	102.7	(46.4)		56.3
Patents/proprietary technology	10.3	(9.4)		0.9	10.3	(9.4)		0.9
Subtotal	243.7	(109.0)		134.7	244.3	(103.3)		141.0
Total identifiable intangibles	$757.3	$(153.5)		$603.8	$754.8	$(147.8)		$607.0

(1)	Accumulated amortization prior to the adoption of authoritative guidance on goodwill and other intangible assets, at which time further amortization ceased.
The Company’s intangible amortization expense was $5.9 million and $6.6 million for the three months ended March 31, 2014 and 2013, respectively.

Estimated amortization expense for amortizable intangible assets as of March 31, 2014 for the current year and the next five years are as follows:

(in millions of dollars)	2014	2015	2016	2017	2018	2019
Estimated amortization expense	$22.2	$19.8	$17.4	$14.2	$12.0	$9.9

Actual amounts of amortization expense may differ from estimated amounts due to changes in foreign currency exchange rates, additional intangible asset acquisitions, impairment of intangible assets, accelerated amortization of intangible assets and other events.

We test indefinite-lived intangibles for impairment at least annually and on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. The Company performed this annual assessment in the second quarter of 2013 and concluded that no impairment existed. However, due to the recent acquisition of the Mead Consumer and Office Products Business (“Mead C&OP”) in May of 2012, the fair values of certain indefinite-lived trade names are not substantially above their carrying values.

8. Restructuring

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

Also during 2013, we committed to incremental cost savings plans intended to improve the efficiency and effectiveness of our businesses. These plans relate to cost-reduction initiatives within our North American and International segments, and are primarily associated with post-merger integration activities of the North American operations following the Merger and changes in the European business model and manufacturing footprint. The most significant of these plans was finalized during the second quarter of 2013, and relates to the closure of our Brampton, Canada distribution and manufacturing facility and relocation of its activities to other facilities within the Company.

The Company recorded $1.1 million and $9.7 million of restructuring charges for the three months ended March 31, 2014 and 2013, respectively. The charges recorded during 2014 relate to those actions announced during the fourth quarter of 2013 and do not represent new restructuring initiatives.
A summary of the activity in the restructuring accounts for the three months ended March 31, 2014 was as follows:

(in millions of dollars)	Balance at December 31, 2013	Provision	Cash Expenditures	Non-cash Items/ Currency Change	Balance at March 31, 2014
Employee termination costs	$19.1	$0.8	$(6.2)	$(0.1)	$13.6
Termination of lease agreements	1.4	—	(0.2)	—	1.2
Asset impairments/net loss on disposal of assets resulting from restructuring activities	—	0.2	0.1	(0.3)	—
Other	—	0.1	(0.1)	—	—
Total restructuring liability	$20.5	$1.1	$(6.4)	$(0.4)	$14.8

Management expects the $13.6 million of employee termination costs to be substantially paid within the next 12 months. Cash payments associated with lease termination costs of $1.2 million are expected to be paid within the next 6 months.

9. Income Taxes

For the three months ended March 31, 2014, the Company recorded an income tax benefit from continuing operations of $2.9 million on a loss before taxes of $10.7 million. For the prior-year period, we reported an income tax benefit from continuing operations of $14.6 million on a loss before taxes of $23.5 million. The 2013 tax benefit included the release of a foreign valuation allowance in the amount of $7.0 million. We continually review the need for establishing or releasing valuation allowances on our deferred tax attributes. Our deferred tax assets are comprised principally of net operating loss carryforwards that are expected to be fully realized within the expiration period and other temporary differences.

The reconciliation of income taxes for the three month periods ended March 31, 2014 and 2013, computed at the U.S. federal statutory income tax rate, compared to our effective income tax rate for continuing operations, was as follows:

	Three Months Ended March 31,
(in millions of dollars)	2014	2013
Income tax benefit computed at U.S. statutory income tax rate (35%)	$(3.7)	$(8.2)
Decrease of valuation allowances, net	—	(7.0)
Miscellaneous	0.8	0.6
Income tax benefit as reported	$(2.9)	$(14.6)
Effective tax rate	27.1%	62.1%

The U.S. federal statute of limitations remains open for the year 2010 and forward. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from 3 to 5 years. Years still open to examination by foreign tax authorities in major jurisdictions include Australia (2009 forward), Brazil (2008 forward), Canada (2006 forward) and the U.K. (2011 forward). We are currently under examination in various foreign jurisdictions.

Income Tax Assessment

In connection with our May 1, 2012 acquisition of Mead C&OP we assumed all of the tax liabilities for the acquired foreign operations. In December of 2012, the Federal Revenue Department of the Ministry of Finance of Brazil ("FRD") issued a tax assessment against our recently acquired indirect subsidiary, Tilibra Produtos de Papelaria Ltda. ("Tilibra"), which challenged the tax deduction of goodwill from Tilibra's taxable income for the year 2007. A second assessment challenging the deduction of goodwill from Tilibra's taxable income for the years 2008, 2009 and 2010 was issued by FRD in October 2013. The assessments seek payment of approximately R95.2 million ($42.1 million based on current exchange rates) of tax, penalties and interest.

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

Because there is no settled legal precedent on which to base a definitive opinion as to whether we will ultimately prevail, the Company considers the outcome of this dispute to be uncertain. Since it is not more likely than not that we will prevail, in the fourth quarter of 2012, we recorded a reserve in the amount of $44.5 million in consideration of this contingency, of which $43.3 million was recorded as an adjustment to the purchase price and included the 2008-2012 tax years plus interest and penalties through December 2012. In addition, the Company will continue to accrue interest related to this contingency until such time as the outcome is known or until evidence is presented that we are more likely than not to prevail. During the three months ended March 31, 2014 and 2013, the Company accrued additional interest as a charge to current tax expense of $0.7 million and $0.3 million, respectively.

10. Earnings per Share

Total outstanding shares as of March 31, 2014 and 2013 were 114.1 million and 113.5 million, respectively. The calculation of basic earnings per common share is based on the weighted average number of common shares outstanding in the year, or period, over which they were outstanding. Our calculation of diluted earnings per common share assumes that any common shares outstanding were increased by shares that would be issued upon exercise of those stock units for which the average market price for the period exceeds the exercise price less the shares that could have been purchased by the Company with the related proceeds, including compensation expense measured but not yet recognized, net of tax.

	Three Months Ended March 31,
(in millions)	2014	2013
Weighted-average number of common shares outstanding — basic	113.8	113.3
Stock options	0.1	0.1
Stock-settled stock appreciation rights	0.7	0.8
Restricted stock units	1.8	1.3
Adjusted weighted-average shares and assumed conversions — diluted (1)	116.4	115.5

(1)
Due to the loss from continuing operations during the three months ended March 31, 2014 and 2013, the denominator in the diluted earnings per share calculation does not include the effects of the stock awards for which the average market price for the period exceeds the exercise price, as it would result in a less dilutive computation. As a result, reported diluted earnings per share for the three months ended March 31, 2014 and 2013 are the same as basic earnings per share.

Awards of potentially dilutive shares of common stock options which have exercise prices that were higher than the average market price during the period are not included in the computation of dilutive earnings per share as their effect would have been anti-dilutive. These shares totaled approximately 6.0 million and 6.4 million as of March 31, 2014 and 2013, respectively.

11. Derivative Financial Instruments

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

Forward currency contracts are used to hedge foreign denominated inventory purchases for Europe, Australia, Canada and Japan and are designated as cash flow hedges. Unrealized gains and losses on these contracts for inventory purchases are deferred in other comprehensive income (loss) until the contracts are settled and the underlying hedged transactions are recognized, at which time the deferred gains or losses will be reported in the “Cost of products sold” line in the Condensed Consolidated Statements of Operations. As of March 31, 2014 and December 31, 2013, we had cash-flow-designated foreign exchange contracts outstanding with a U.S. dollar equivalent notional value of $84.9 million and $88.7 million, respectively.
Forward currency contracts used to hedge foreign denominated intercompany loans are not designated as hedging instruments. Gains and losses on these derivative instruments are recognized within "Other income, net" in the Condensed Consolidated Statements of Operations and are largely offset by the changes in the fair value of the hedged item. The periods of the forward foreign exchange contracts correspond to the periods of the hedged transactions, and do not extend beyond March 2015. As of

March 31, 2014 and December 31, 2013, we had undesignated foreign exchange contracts outstanding with a U.S. dollar equivalent notional value of $44.9 million and $55.5 million, respectively.
The following table summarizes the fair value of our derivative financial instruments as of March 31, 2014 and December 31, 2013:

	Fair Value of Derivative Instruments
	Derivative Assets			Derivative Liabilities
(in millions of dollars)	Balance Sheet Location	March 31, 2014	December 31, 2013	Balance Sheet Location	March 31, 2014	December 31, 2013
Derivatives designated as hedging instruments:
Foreign exchange contracts	Other current assets	$1.4	$1.4	Other current liabilities	$0.8	$0.8
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current assets	0.1	0.4	Other current liabilities	0.2	0.1
Total derivatives		$1.5	$1.8		$1.0	$0.9
The following tables summarize the pre-tax effect of our derivative financial instruments on the condensed consolidated financial statements for the three months ended March 31, 2014 and 2013:

	The Effect of Derivative Instruments in Cash Flow Hedging Relationships on the Condensed Consolidated Financial Statements
	Amount of Gain (Loss) Recognized in OCI (Effective Portion)		Location of (Gain) Loss Reclassified from OCI to Income	Amount of (Gain) Loss Reclassified from AOCI to Income (Effective Portion)
	Three Months Ended March 31,			Three Months Ended March 31,
(in millions of dollars)	2014	2013		2014	2013
Cash flow hedges:
Foreign exchange contracts	$1.2	$1.9	Cost of products sold	$(0.9)	$(0.5)

	The Effect of Derivatives Not Designated as Hedging Instruments on the Consolidated Statements of Income
	Location of (Gain) Loss Recognized in Income on Derivatives	Amount of (Gain) Loss Recognized in Income
		Three Months Ended March 31,
(in millions of dollars)		2014	2013
Foreign exchange contracts	Other income, net	$0.3	$0.4

12. Fair Value of Financial Instruments

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
We have determined that our financial assets and liabilities are Level 2 in the fair value hierarchy. The following table sets forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2014 and December 31, 2013:

(in millions of dollars)	March 31, 2014	December 31, 2013
Assets:
Forward currency contracts	$1.5	$1.8
Liabilities:
Forward currency contracts	$1.0	$0.9

Our forward currency contracts are included in "Other current assets" or "Other current liabilities" and mature within 12 months. The forward foreign currency exchange contracts are primarily valued based on the foreign currency spot and forward rates quoted by the banks or foreign currency dealers. As such, these derivative instruments are classified within Level 2.

The fair values of cash and cash equivalents, notes payable to banks, accounts receivable and accounts payable approximate carrying amounts due principally to their short maturities. The carrying amount of total debt was $921.5 million and $920.9 million and the estimated fair value of total debt was $934.0 million and $912.2 million at March 31, 2014 and December 31, 2013, respectively. The fair values are determined from quoted market prices, where available, and from investment bankers using current interest rates considering credit ratings and the remaining terms of maturity.

13. Accumulated Other Comprehensive Income (Loss)

Comprehensive income is defined as net income (loss) and other changes in stockholders’ equity from transactions and other events from sources other than stockholders. The components of, and changes in, accumulated other comprehensive income (loss), net of tax were as follows:

(in millions of dollars)	Derivative Financial Instruments	Foreign Currency Adjustments	Unrecognized Pension and Other Post-retirement Benefit Costs	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2013	$0.3	$(89.6)	$(96.3)	$(185.6)
Other comprehensive income (loss) before reclassifications	1.0	12.5	(0.4)	13.1
Amounts reclassified from accumulated other comprehensive income (loss)	(0.7)	—	1.0	0.3
Balance at March 31, 2014	$0.6	$(77.1)	$(95.7)	$(172.2)

The reclassifications out of accumulated other comprehensive income (loss) for the for the three months ended March 31, 2014 and 2013 were as follows:

	Three Months Ended March 31,
	2014	2013
(in millions of dollars)	Amount of (Gain) Loss Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Statement of Comprehensive Income (Loss)
Details about Accumulated Other Comprehensive Income Components
Gain on cash flow hedges:
Foreign exchange contracts	$(0.9)	$(0.5)	Cost of products sold
	(0.9)	(0.5)	Total before tax
	0.2	0.1	Tax benefit
	$(0.7)	$(0.4)	Net of tax
Defined benefit plan items:
Amortization of actuarial loss	$1.5	$2.8	(1)
Amortization of prior service cost	0.1	—	(1)
	1.6	2.8	Total before tax
	(0.6)	$(0.9)	Tax expense
	$1.0	$1.9	Net of tax

Total reclassifications for the period	$0.3	$1.5	Net of tax

(1)
This accumulated other comprehensive income component is included in the computation of net periodic benefit cost for pension and post-retirement plans (See "Note 4. Pension and Other Retiree Benefits" for additional details).

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

The customer base to which we sell our products is primarily made up of large global and regional resellers of our products. Mass and retail channels primarily sell to individual consumers but also to small businesses. Office superstores primarily sell to commercial customers but also to individual consumers and small businesses at their retail stores. As a result, there is no clear correlation between product, consumer or distribution channel. We also sell to commercial contract stationers, wholesalers, distributors, e-tailers and independent dealers. Over half of our product sales by our customers are to business end-users, who generally seek premium products that have added value or ease-of-use features and a reputation for reliability, performance and professional appearance. Some of our binding and laminating equipment products are sold directly to high-volume end-users and commercial reprographic centers.

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

Net sales by business segment for the three months ended March 31, 2014 and 2013 were as follows:

	Three Months Ended March 31,
(in millions of dollars)	2014	2013
ACCO Brands North America	$171.4	$189.0
ACCO Brands International	124.3	126.2
Computer Products Group	33.7	36.8
Net sales	$329.4	$352.0

Operating income (loss) by business segment for the three months ended March 31, 2014 and 2013 was as follows (a):

	Three Months Ended March 31,
(in millions of dollars)	2014	2013
ACCO Brands North America	$(1.5)	$(8.2)
ACCO Brands International	7.6	4.0
Computer Products Group	1.9	2.8
Segment operating income (loss)	8.0	(1.4)
Corporate	(8.6)	(7.8)
Operating loss	(0.6)	(9.2)
Interest expense, net	11.3	15.7
Equity in earnings of joint ventures	(1.2)	(1.3)
Other income, net	—	(0.1)
Loss from continuing operations before income tax	$(10.7)	$(23.5)

(a)
Operating income (loss) as presented in the segment table above is defined as i) net sales; ii) less cost of products sold; iii) less advertising, selling, general and administrative expenses; iv) less amortization of intangibles; and v) less restructuring charges.

15. Joint Venture Investments

Summarized below is aggregated financial information for the Company’s joint venture, which is accounted for under the equity method. Accordingly, we record our proportionate share of earnings or losses on the line entitled “Equity in earnings of joint ventures” in the Condensed Consolidated Statements of Operations. Our share of the net assets of the joint venture is included within “Other non-current assets” in the Condensed Consolidated Balance Sheets.

	Three Months Ended March 31,
(in millions of dollars)	2014	2013
Net sales	$22.8	$25.2
Gross profit	8.5	9.8
Net income	2.5	2.5

(in millions of dollars)	March 31, 2014	December 31, 2013
Current assets	$60.6	$71.8
Non-current assets	33.8	32.5
Current liabilities	22.8	32.1
Non-current liabilities	4.3	4.9

The Company had previously announced its intention to pursue an exit strategy related to its Neschen GBC Graphics Films, LLC joint venture ("Neschen"). In October 2013 we purchased the 50% of Neschen that we did not already own, and with effect from February 12, 2014, we sold all of our interest related to Neschen. As a result we have restated the historical presentation in this note to include only our one remaining joint venture.

16. Commitments and Contingencies

Pending Litigation - Brazil Tax Assessment

In connection with our May 1, 2012 acquisition of Mead C&OP we assumed all of the tax liabilities for the acquired foreign operations. See "Note 9. Income Taxes - Income Tax Assessment" for details on tax assessments issued by the FRD against our recently acquired indirect subsidiary, Tilibra, which challenged the tax deduction of goodwill from Tilibra's taxable income for the years 2007 through 2010.

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

17. Condensed Consolidating Financial Information

Certain of the Company’s 100% owned domestic subsidiaries are required to jointly and severally, fully and unconditionally guarantee the 6.75% Senior Unsecured Notes that are due in the year 2020. Rather than filing separate financial statements for each guarantor subsidiary with the SEC, the Company has elected to present the following condensed consolidating financial statements, which includes the condensed consolidating statements of comprehensive income and results of operations for the three months ended March 31, 2014 and 2013, cash flows for the three months ended March 31, 2014, and 2013, and financial position as of March 31, 2014 and December 31, 2013 of the Company and its guarantor and non-guarantor subsidiaries (in each case carrying investments under the equity method), and the eliminations necessary to arrive at the reported amounts included in the condensed consolidated financial statements of the Company.

Condensed Consolidating Balance Sheets (Unaudited)

	March 31, 2014
(in millions of dollars)	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$4.2	$—	$91.1	$—	$95.3
Accounts receivable, net	—	103.1	187.4	—	290.5
Inventories	—	157.8	140.8	—	298.6
Receivables from affiliates	19.0	117.7	69.1	(205.8)	—
Deferred income taxes	20.5	—	10.1	—	30.6
Other current assets	0.5	24.4	28.9	—	53.8
Total current assets	44.2	403.0	527.4	(205.8)	768.8
Property, plant and equipment, net	4.1	125.6	124.2	—	253.9
Deferred income taxes	1.0	—	36.2	—	37.2
Goodwill	—	330.8	239.9	—	570.7
Identifiable intangibles, net	57.6	410.7	135.5	—	603.8
Other non-current assets	19.1	1.4	47.6	—	68.1
Investment in, long term receivable from affiliates	1,819.5	871.4	441.0	(3,131.9)	—
Total assets	$1,945.5	$2,142.9	$1,551.8	$(3,337.7)	$2,302.5
Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable to banks	$—	$—	$0.6	$—	$0.6
Current portion of long-term debt	6.9	0.1	—	—	7.0
Accounts payable	—	87.9	82.7	—	170.6
Accrued compensation	0.9	8.7	12.6	—	22.2
Accrued customer programs liabilities	—	38.0	44.4	—	82.4
Accrued interest	15.2	—	—	—	15.2
Other current liabilities	2.6	32.9	39.5	—	75.0
Payables to affiliates	9.6	211.5	251.3	(472.4)	—
Total current liabilities	35.2	379.1	431.1	(472.4)	373.0
Long-term debt	913.9	—	—	—	913.9
Long-term notes payable to affiliates	178.2	26.7	36.7	(241.6)	—
Deferred income taxes	103.9	—	62.2	—	166.1
Pension and post-retirement benefit obligations	1.5	20.6	32.7	—	54.8
Other non-current liabilities	3.1	19.9	62.0	—	85.0
Total liabilities	1,235.8	446.3	624.7	(714.0)	1,592.8
Stockholders’ equity:
Common stock	1.1	448.0	265.0	(713.0)	1.1
Treasury stock	(4.8)	—	—	—	(4.8)
Paid-in capital	2,038.1	1,551.2	743.1	(2,294.3)	2,038.1
Accumulated other comprehensive loss	(172.2)	(44.9)	(88.5)	133.4	(172.2)
(Accumulated deficit) retained earnings	(1,152.5)	(257.7)	7.5	250.2	(1,152.5)
Total stockholders’ equity	709.7	1,696.6	927.1	(2,623.7)	709.7
Total liabilities and stockholders’ equity	$1,945.5	$2,142.9	$1,551.8	$(3,337.7)	$2,302.5

 Condensed Consolidating Balance Sheets

	December 31, 2013
(in millions of dollars)	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$7.0	$1.0	$45.5	$—	$53.5
Accounts receivable, net	—	177.3	294.6	—	471.9
Inventories	—	124.8	129.9	—	254.7
Receivables from affiliates	8.2	101.5	65.0	(174.7)	—
Deferred income taxes	20.9	—	12.6	—	33.5
Other current assets	0.6	8.8	18.7	—	28.1
Total current assets	36.7	413.4	566.3	(174.7)	841.7
Property, plant and equipment, net	4.1	130.3	118.9	—	253.3
Deferred income taxes	—	—	37.3	—	37.3
Goodwill	—	330.9	237.4	—	568.3
Identifiable intangibles, net	57.6	415.4	134.0	—	607.0
Other non-current assets	20.0	6.2	49.1	—	75.3
Investment in, long term receivable from affiliates	1,818.2	868.4	441.0	(3,127.6)	—
Total assets	$1,936.6	$2,164.6	$1,584.0	$(3,302.3)	$2,382.9
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	—	0.1	—	—	0.1
Accounts payable	—	81.4	96.5	—	177.9
Accrued compensation	4.6	12.3	15.1	—	32.0
Accrued customer programs liabilities	—	65.5	58.1	—	123.6
Accrued interest	7.0	—	—	—	7.0
Other current liabilities	3.0	39.1	62.4	—	104.5
Payables to affiliates	9.5	206.4	244.0	(459.9)	—
Total current liabilities	24.1	404.8	476.1	(459.9)	445.1
Long-term debt	920.7	0.1	—	—	920.8
Long-term notes payable to affiliates	178.3	26.7	35.2	(240.2)	—
Deferred income taxes	109.2	—	59.9	—	169.1
Pension and post-retirement benefit obligations	1.5	24.2	36.0	—	61.7
Other non-current liabilities	0.5	22.0	61.4	—	83.9
Total liabilities	1,234.3	477.8	668.6	(700.1)	1,680.6
Stockholders’ equity:
Common stock	1.1	448.1	267.4	(715.5)	1.1
Treasury stock	(3.5)	—	—	—	(3.5)
Paid-in capital	2,035.0	1,551.2	743.0	(2,294.2)	2,035.0
Accumulated other comprehensive loss	(185.6)	(45.6)	(99.7)	145.3	(185.6)
(Accumulated deficit) retained earnings	(1,144.7)	(266.9)	4.7	262.2	(1,144.7)
Total stockholders’ equity	702.3	1,686.8	915.4	(2,602.2)	702.3
Total liabilities and stockholders’ equity	$1,936.6	$2,164.6	$1,584.0	$(3,302.3)	$2,382.9

Condensed Consolidating Statement of Comprehensive Income (Unaudited)

	Three Months Ended March 31, 2014
(in millions of dollars)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Unaffiliated sales	$—	$159.3	$170.1	$—	$329.4
Affiliated sales	—	7.2	0.8	(8.0)	—
Net sales	—	166.5	170.9	(8.0)	329.4
Cost of products sold	—	125.8	123.3	(8.0)	241.1
Gross profit	—	40.7	47.6	—	88.3
Advertising, selling, general and administrative expenses	10.1	39.5	32.3	—	81.9
Amortization of intangibles	—	4.8	1.1	—	5.9
Restructuring charges	—	—	1.1	—	1.1
Operating (loss) income	(10.1)	(3.6)	13.1	—	(0.6)
Expense (income) from affiliates	(0.3)	(6.2)	6.5	—	—
Interest expense (income), net	12.4	—	(1.1)	—	11.3
Equity in earnings of joint ventures	—	—	(1.2)	—	(1.2)
Other expense (income), net	1.1	(0.9)	(0.2)	—	—
(Loss) income from continuing operations before income taxes and earnings of wholly owned subsidiaries	(23.3)	3.5	9.1	—	(10.7)
Income tax (benefit) expense	(6.1)	—	3.2	—	(2.9)
(Loss) income before earnings of wholly owned subsidiaries	(17.2)	3.5	5.9	—	(7.8)
Earnings of wholly owned subsidiaries	9.4	8.8	—	(18.2)	—
Net (loss) income	$(7.8)	$12.3	$5.9	$(18.2)	$(7.8)
Comprehensive income	$5.6	$13.0	$17.1	$(30.1)	$5.6

Condensed Consolidating Statement of Comprehensive Income (Unaudited)

	Three Months Ended March 31, 2013
(in millions of dollars)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Unaffiliated sales	$—	$173.9	$178.1	$—	$352.0
Affiliated sales	—	4.5	0.9	(5.4)	—
Net sales	—	178.4	179.0	(5.4)	352.0
Cost of products sold	—	133.9	126.8	(5.4)	255.3
Gross profit	—	44.5	52.2	—	96.7
Advertising, selling, general and administrative expenses	8.9	47.3	33.4	—	89.6
Amortization of intangibles	—	5.3	1.3	—	6.6
Restructuring charges	—	3.9	5.8	—	9.7
Operating (loss) income	(8.9)	(12.0)	11.7	—	(9.2)
Expense (income) from affiliates	(0.3)	(8.1)	8.4	—	—
Interest expense (income), net	16.0	—	(0.3)	—	15.7
Equity in earnings of joint ventures	—	—	(1.3)	—	(1.3)
Other (income) expense, net	(1.4)	1.4	(0.1)	—	(0.1)
(Loss) income from continuing operations before income taxes and earnings of wholly owned subsidiaries	(23.2)	(5.3)	5.0	—	(23.5)
Income tax benefit	(9.9)	—	(4.7)	—	(14.6)
(Loss) income from continuing operations	(13.3)	(5.3)	9.7	—	(8.9)
Loss from discontinued operations, net of income taxes	—	(0.1)	—	—	(0.1)
(Loss) income before earnings of wholly owned subsidiaries	(13.3)	(5.4)	9.7	—	(9.0)
Earnings of wholly owned subsidiaries	4.3	11.1	—	(15.4)	—
Net (loss) income	$(9.0)	$5.7	$9.7	$(15.4)	$(9.0)
Comprehensive (loss) income	$(7.5)	$7.1	$9.4	$(16.5)	$(7.5)

Condensed Consolidating Statement of Cash Flows (Unaudited)

	Three Months Ended March 31, 2014
(in millions of dollars)	Parent	Guarantors	Non-Guarantors	Consolidated
Net cash provided (used) by operating activities	$(13.2)	$9.0	$52.2	$48.0
Investing activities:
Additions to property, plant and equipment	(0.1)	(1.4)	(5.3)	(6.8)
Payments for (proceeds from) interest in affiliates	—	2.5	(2.5)	—
Proceeds from the disposition of assets	—	0.7	0.1	0.8
Net cash (used) provided by investing activities	(0.1)	1.8	(7.7)	(6.0)
Financing activities:
Intercompany financing	8.3	(11.3)	3.0	—
Net dividends	3.6	(0.5)	(3.1)	—
Borrowings of short-term debt, net	—	—	0.6	0.6
Other	(1.4)	—	—	(1.4)
Net cash (used) provided by financing activities	10.5	(11.8)	0.5	(0.8)
Effect of foreign exchange rate changes on cash	—	—	0.6	0.6
Net increase (decrease) in cash and cash equivalents	(2.8)	(1.0)	45.6	41.8
Cash and cash equivalents:
Beginning of the period	$7.0	$1.0	$45.5	53.5
End of the period	$4.2	$—	$91.1	$95.3

Condensed Consolidating Statement of Cash Flows (Unaudited)

	Three Months Ended March 31, 2013
(in millions of dollars)	Parent	Guarantors	Non-Guarantors	Consolidated
Net cash provided (used) by operating activities	$(19.0)	$23.5	$81.2	$85.7
Investing activities:
Additions to property, plant and equipment	—	(5.0)	(2.3)	(7.3)
Payments for (proceeds from) interest in affiliates	—	22.6	(22.6)	—
Payments related to the sale of discontinued operations	—	(1.3)	—	(1.3)
Net cash (used) provided by investing activities.	—	16.3	(24.9)	(8.6)
Financing activities:
Intercompany financing	10.2	(21.8)	11.6	—
Net dividends	26.2	(20.1)	(6.1)	—
Repayments of long-term debt	(16.6)	—	(3.4)	(20.0)
Repayments of short-term debt, net	—	—	(0.7)	(0.7)
Other	(0.9)	—	—	(0.9)
Net cash (used) provided by financing activities.	18.9	(41.9)	1.4	(21.6)
Effect of foreign exchange rate changes on cash	—	—	(3.4)	(3.4)
Net increase (decrease) in cash and cash equivalents	(0.1)	(2.1)	54.3	52.1
Cash and cash equivalents:
Beginning of the period	12.1	(3.0)	40.9	50.0
End of the period	$12.0	$(5.1)	$95.2	$102.1

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview of Company

ACCO Brands is a leading global manufacturer and marketer of office and school products and select computer and electronic accessories. We sell our products to consumers and commercial end-users primarily through resellers, including traditional office resellers, wholesalers, mass retailers and e-tailers. Through a focus on research, marketing and innovation, we seek to develop new products that meet the needs of our consumers and commercial end-users and drive growth for our business. We compete through a balance of product innovation, category management, a low-cost operating model and an efficient supply chain. We sell our products primarily to markets located in the United States, Northern Europe, Canada, Australia, Brazil and Mexico. Today, the majority of our revenue is concentrated in geographies where demand for our product categories is in mature stages, but we see opportunities to grow sales through share gains, channel penetration and new products. Going forward we aim to derive growth in faster growing geographies where demand in the product categories in which we compete is strong, such as in Latin America and parts of Asia and Eastern Europe. Key drivers of demand for office and school products have included trends in white collar employment levels, education enrollment levels, gross domestic product (“GDP”), growth in the number of small businesses and home offices, as well as consumer usage trends for our product categories. Key factors that affect our profitability are volume, sales prices compared to commodity costs and foreign exchange rates (see the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for additional information regarding these and other risk factors).

Overview of Performance

During the first quarter, the Company's reported sales declined in all three segments. The sales decline was principally in the North America and Computer Products Group segments, primarily due to soft demand. Foreign exchange rates also adversely affected reported results, particularly in our International segment, where sales at constant currency actually improved by 6%. Cost savings and productivity improvements mitigated the impact of lower sales volume on operating income for the North America segment. Our International segment continued its profit improvement at constant currency. The Computer Products Group segment sales and profit continued to decline due to reduced pricing and volume due to increased competition in the tablet accessory space.

Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three months ended March 31, 2014 and 2013, should be read in conjunction with the unaudited condensed consolidated financial statements of ACCO Brands Corporation and the accompanying notes contained herein. Unless otherwise noted, the following discussion pertains only to our continuing operations.

Three months ended March 31, 2014 versus three months ended March 31, 2013
The following table presents the Company’s results for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31,		Amount of Change
(in millions of dollars)	2014	2013	$	%
Net sales	$329.4	$352.0	$(22.6)	(6)%
Cost of products sold	241.1	255.3	(14.2)	(6)%
Gross profit	88.3	96.7	(8.4)	(9)%
Gross profit margin	26.8%	27.5%		(0.7)	pts
Advertising, selling, general and administrative expenses	81.9	89.6	(7.7)	(9)%
Amortization of intangibles	5.9	6.6	(0.7)	(11)%
Restructuring charges	1.1	9.7	(8.6)	(89)%
Operating loss	(0.6)	(9.2)	8.6	93%
Operating loss margin	(0.2)%	(2.6)%		2.4	pts
Interest expense, net	11.3	15.7	(4.4)	(28)%
Equity in earnings of joint ventures	(1.2)	(1.3)	0.1	(8)%
Other income, net	—	(0.1)	0.1	(100)%
Income tax benefit	(2.9)	(14.6)	11.7	(80)%
Effective tax rate	27.1%	62.1%		(35.0)	pts
Loss from continuing operations	(7.8)	(8.9)	1.1	12%
Loss from discontinued operations, net of income taxes	—	(0.1)	0.1	100%
Net loss	(7.8)	(9.0)	1.2	13%

Net Sales

Net sales decreased by $22.6 million, or 6%, to $329.4 million compared to $352.0 million in the prior-year period, including unfavorable currency translation of $11.5 million, or 3%. The underlying sales decline of 3%, was principally in the North America segment primarily due to soft demand and customer inventory reductions. The Computer Products Group segment decline was driven by reduced pricing and volume due to increased competition in the tablet accessory space. The sales decline in these two segments was partially offset by higher sales in the International segment.

Cost of Products Sold

Cost of products sold includes all manufacturing, product sourcing and distribution costs, including depreciation related to assets used in the manufacturing, procurement and distribution process, allocation of certain information technology costs supporting those processes, inbound and outbound freight, shipping and handling costs, and purchasing costs associated with materials and packaging used in the production processes. Cost of products sold decreased $14.2 million, or 6%, to $241.1 million compared to $255.3 million in the prior-year period. The decrease primarily was the result of an $8.9 million benefit from currency translation, lower sales and cost savings primarily in the North America segment, partially offset by freight and distribution inefficiencies in our North America segment.

Gross Profit

Management believes that gross profit and gross profit margin provide enhanced shareholder understanding of underlying operating profit drivers. Gross profit decreased $8.4 million, or 9%, to $88.3 million compared to $96.7 million in the prior-year period, including unfavorable currency translation of $2.6 million, or 3%. The underlying change was primarily due to the lower sales volume and freight and distribution inefficiencies in our North America segment, due to a warehouse relocation and the low demand environment and was partially offset by other cost savings and productivity improvements primarily in the North America segment.

Gross profit margin decreased to 26.8% from 27.5% due to freight and distribution inefficiencies in our North America segment.

Advertising, Selling, General and Administrative Expenses

Advertising, selling, general and administrative expenses (“SG&A”) include advertising, marketing, selling (including commissions), research and development, customer service, depreciation related to assets outside the manufacturing and distribution processes and all other general and administrative expenses outside the manufacturing and distribution functions (e.g., finance, human resources, information technology, etc.). SG&A decreased $7.7 million, or 9%, to $81.9 million, compared to $89.6 million in the prior-year period. The decrease included favorable currency translation of $2.0 million. Also contributing to the decrease were lower pension costs and the absence of $1.2 million of Mead C&OP IT integration charges and $1.2 million of costs associated with our U.S and corporate headquarters relocation which were included in the prior-year period.

As a percentage of sales, SG&A decreased to 24.9% compared to 25.5% in the prior-year period, primarily due to the cost reductions mentioned above and was partially offset by lower sales volume.

Restructuring Charges

Restructuring charges decreased by $8.6 million to $1.1 million compared to $9.7 million in the prior-year period. Restructuring charges in the current year reflect adjustments to the initiatives announced in 2013.

Operating Loss

Operating loss decreased by $8.6 million, or 93%, to $0.6 million compared to $9.2 million in the prior-year period, including unfavorable currency translation of $0.5 million, or 5%. The improvement was primarily due to lower restructuring charges.

Interest Expense, Net

Interest expense, net of interest income, decreased by $4.4 million, or 28%, to $11.3 million compared to $15.7 million in the prior-year period. The decrease was primarily due lower interest rates resulting from the Company's refinancing in the second quarter of 2013 and reduced debt outstanding.

Income Taxes

Income tax benefit from continuing operations was $2.9 million on a loss before taxes of $10.7 million. For the prior-year period, income tax benefit from continuing operations was $14.6 million on a loss before taxes of $23.5 million. The prior-year period includes the benefit of the release of a $7.0 million valuation allowance on deferred tax rate tax assets of our Netherlands operations.

Segment Discussion

	Three Months Ended March 31, 2014			Amount of Change
	Net Sales	Segment Operating Income (Loss) (A)	Operating Income Margin	Net Sales	Net Sales	Segment Operating Income	Segment Operating Income	Margin Points

(in millions of dollars)				$	%	$	%
ACCO Brands North America	$171.4	$(1.5)	(0.9)%	$(17.6)	(9)%	$6.7	(82)%	340
ACCO Brands International	124.3	7.6	6.1%	(1.9)	(2)%	3.6	90%	290
Computer Products Group	33.7	1.9	5.6%	(3.1)	(8)%	(0.9)	(32)%	(200)
Total segment	$329.4	$8.0		$(22.6)		$9.4

	Three Months Ended March 31, 2013
	Net Sales	Segment Operating Income (Loss) (A)	Operating Income Margin

(in millions of dollars)
ACCO Brands North America	$189.0	$(8.2)	(4.3)%
ACCO Brands International	126.2	4.0	3.2%
Computer Products Group	36.8	2.8	7.6%
Total segment	$352.0	$(1.4)

(A)     Segment operating income (loss) excludes corporate costs; Interest expense, net; Equity in earnings of joint ventures and Other income, net. See “Part I, Item 1. Financial Statements Note 14, Information on Business Segments”, for a reconciliation of total Segment operating income (loss) to Loss from continuing operations before income tax.

ACCO Brands North America

ACCO Brands North America net sales decreased $17.6 million, or 9%, to $171.4 million compared to $189.0 million in the prior-year period and includes unfavorable currency translation of $2.4 million, or 1%. The underlying sales decline was primarily due to soft demand and customer inventory reductions.

ACCO Brands North America operating loss decreased $6.7 million, or 82%, to $1.5 million compared to a loss of $8.2 million in the prior-year period, and operating loss margin decreased to 0.9% from 4.3% in the prior-year period. The improvement was due to cost savings and productivity improvements and lower restructuring charges of $4.2 million. Also contributing to the improvement were lower pension costs, the absence of $1.2 million of Mead C&OP IT integration charges and $1.2 million of costs associated with our U.S and corporate headquarters relocation which were included in the prior year. These improvements were partially offset by the sales decline and freight and distribution inefficiencies, primarily due to a warehouse relocation and the low demand environment.

ACCO Brands International

ACCO Brands International net sales decreased $1.9 million, or 2%, to $124.3 million compared to $126.2 million in the prior-year period. The decline was due to unfavorable currency translation of $9.2 million, or 7%. The underlying sales improvement was $7.3 million, or 6%, primarily driven by volume growth and price increases, principally in Latin America.

ACCO Brands International operating income increased $3.6 million, or 90%, to $7.6 million compared to $4.0 million in the prior-year period, and operating income margin increased to 6.1% from 3.2% in the prior-year period. Foreign exchange negatively impacted operating income by $0.7 million, or 18%. The underlying improvement reflects lower restructuring charges of $4.1 million and higher sales volume, partially offset by investments in go-to-market expenses to drive sales growth.

Computer Products Group

Computer Products Group net sales decreased $3.1 million, or 8%, to $33.7 million compared to $36.8 million in the prior-year period. The decline was due to lower pricing on older model tablet and PC accessories and reduced volume resulting from increased competition in the tablet accessory space, partially offset by higher sales of security products.

Computer Products Group operating income decreased $0.9 million, or 32%, to $1.9 million compared to $2.8 million in the prior-year period, and operating income margin decreased to 5.6% from 7.6% in the prior-year period. The declines in operating income and margin were primarily due to lower pricing and sales volume, partially offset by reduced obsolescence expenses.

Liquidity and Capital Resources

Our primary liquidity needs are to service indebtedness, reduce our borrowings, fund capital expenditures and support working capital requirements. Our principal sources of liquidity are cash flows from operating activities, cash and cash equivalents held and seasonal borrowings under our Revolving Facility. As of March 31, 2014, there were no borrowings under our Revolving Facility and the amount available for borrowings was $236.6 million (allowing for $13.4 million of letters of credit outstanding on that date). We maintain adequate financing arrangements at market rates. Because of the seasonality of our business we typically generate much of our cash flow in the first, third and fourth quarters as receivables are collected. Our Brazilian business is highly seasonal due to the combined impact of the back-to-school season coinciding with the calendar year-end in the fourth quarter. Due to various tax laws, it is costly to transfer short-term working capital in and out of Brazil. Our normal practice is therefore to hold seasonal cash requirements within Brazil, invested in short-term Brazilian government securities. Consolidated cash and cash equivalents was $95.3 million as of March 31, 2014 of which approximately is $70 million was held in Brazil. Our priority for all other cash flow use over the near term, after funding internal growth, is debt reduction and acquisitions.

The current senior secured credit facilities have a weighted average interest rate of 2.23% as of March 31, 2014 and our senior unsecured notes have a fixed interest rate of 6.75%.

Cash Flow for the three months ended March 31, 2014 versus three months ended March 31, 2013

Cash Flow from Operating Activities

For the three months ended March 31, 2014 cash provided by operating activities was $48.0 million compared to $85.7 million in the prior-year period. The net loss in 2014 was $7.8 million, compared to $9.0 million in 2013. The 2013 net loss includes non-cash income from the release of income tax valuation allowances of $7.0 million.

Cash provided by operating activities during the three months ended March 31, 2014 was $48.0 million. The net cash inflow during the first quarter is primarily generated by net working capital (accounts receivable, inventories and accounts payable), which in 2014 was $136.4 million. Of this, $187.8 million is related to collections of customer accounts receivable, which is seasonally very strong due to the high volume of sales in the third and fourth quarters. The use of cash for inventory of $42.9 million is the result of inventory purchases in preparation for the back-to-school selling season; however, such outflow was higher than the prior year due to earlier purchases of raw materials in anticipation of paper price increases and to achieve manufacturing efficiencies. Cash used by accounts payable of $8.5 million resulted from increased purchasing activity in late 2013 in respect of the raw materials purchases discussed above. The first quarter also includes seasonally significant cash outflows related to the settlement of customer rebate program liabilities. Other significant cash payments in 2014 include income tax payments of $13.2 million, which was lower than the $16.1 million paid in 2013, and cash contributions to the Company's pension plans which were $5.2 million in 2014, compared to the $5.6 million in 2013. In addition, cash interest payments in 2014 were $3.0 million, compared to $5.3 million in the prior-year period (prior to our second quarter of 2013 refinancing and change in payment schedule).

During the three months ended March 31, 2013 the cash provided by operating activities was $85.7 million. The net cash inflow was primarily generated by net working capital (accounts receivable, inventories and accounts payable) of $163.0 million, of which $188.8 million was related to collections of customer accounts receivable. The use of cash for inventory of $24.6 million was the result of inventory purchases in preparation for the back-to-school manufacturing and selling season.

The table below shows our cash flow from accounts receivable, inventories and accounts payable for the three months ended March 31, 2014 and 2013:

	Three Months Ended
(in millions of dollars)	March 31, 2014	March 31, 2013
Accounts receivable	$187.8	$188.8
Inventories	(42.9)	(24.6)
Accounts payable	(8.5)	(1.2)
Cash flow provided by net working capital	$136.4	$163.0

Cash Flow from Investing Activities

Cash used by investing activities was $6.0 million and $8.6 million for the three months ended March 31, 2014 and 2013, respectively. Gross capital expenditures were $6.8 million and $7.3 million for the three months ended March 31, 2014 and 2013, respectively.

Cash Flow from Financing Activities

Cash used by financing activities for the three months ended March 31, 2014 and 2013 was $0.8 million and $21.6 million, respectively. The use of cash in 2013 resulted primarily from $20.0 million of scheduled repayments of the Company's debt facilities. This did not recur in 2014, as all required debt service payments associated with 2014 were accelerated into 2013.

Capitalization

The Company had approximately 114.1 million common shares outstanding as of March 31, 2014.
Credit Facilities and Notes Covenants

As of and for the period ended March 31, 2014, the Company was in compliance with all applicable covenants under the senior secured credit facilities and indenture governing the senior unsecured notes.

Guarantees and Security

Generally, obligations under our credit agreement and debt instruments are guaranteed by certain of the Company's existing and future domestic subsidiaries, and are secured by substantially all of the Company's and certain guarantor subsidiaries' assets, subject to certain exclusions and limitations.

Adequacy of Liquidity Sources

The Company believes that cash flow from operations, its current cash balance and other sources of liquidity, including borrowings available under our Revolving Facility, will be adequate to support requirements for working capital, capital expenditures and to service indebtedness for the foreseeable future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. There have been no material changes to Foreign Exchange Risk Management or Interest Rate Risk Management in the quarter ended March 31, 2014 or through the date of this report.

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

As previously disclosed under “Item 9A. Controls and Procedures” in our Annual Report on Form 10-K for the year ended December 31, 2013, we concluded that our disclosure controls and procedures were not effective due to a material weakness in our internal control over financial reporting that existed as of December 31, 2013. The material weakness was related to deficiencies in information technology ("IT") general controls for the Mead C&OP business in the U.S. and Canada, which was acquired by the Company in May 2012.

As of the end of the period covered by this quarterly Report on Form 10-Q, we evaluated, under the supervision and with the participation of our Disclosure Committee, including the Chief Executive Officer and the Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Even though we have made significant progress to remediate the deficiencies which gave rise to the material weakness, management can only conclude the internal controls are effective when they are proven through repeatable execution over time. Consequently, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2014, our disclosure controls and procedures were not effective.

In light of this material weakness in internal control over financial reporting, prior to filing of our Annual Report on Form 10-K for the year ended December 31, 2013 we completed additional testing and verification procedures. These additional procedures and progress of our remediation efforts have allowed us to conclude that, notwithstanding the material weakness and the ineffectiveness of our controls and procedures, the Condensed Consolidated Financial Statements in this report fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with U.S. GAAP.

Management’s Remediation Plan

As more fully described below, we have been engaged in implementing management’s plan to remediate the material weakness and achieve the effectiveness of our disclosure controls and procedures, and management believes it has made substantial progress with the necessary remediation efforts as detailed below.

Management believes implementation of its remediation plan will effectively remediate the material weakness. However, because the reliability of the internal control process requires repeatable execution, the successful remediation of the material weakness will require review and evidence of effectiveness prior to management concluding that our disclosure controls and procedures are effective. The Company will test and re-evaluate the effectiveness of the Mead C&OP IT general controls until it is satisfied that the material weakness has been remediated and that its disclosure controls and procedures are effective.

Management has been actively engaged in implementing its plan to remediate the material weakness noted above, which includes the following actions:

•	The appropriate change management control settings, including tracking of access and history of changes, have been properly configured and the log files are being reviewed.

•	Internal IT resources have been reassigned to remediate the deficiencies identified and to improve control within the IT environment.

•	An additional dedicated resource, reporting through our Chief Financial Officer, has been appointed to monitor and verify the IT control environment on an ongoing basis.

•	Appropriate change management processes including appropriate reviews and approvals are being implemented.

•
A robust training program was designed and implemented. All personnel with responsibility for IT general controls have been required to attend and have completed appropriate retraining regarding IT general control objectives and their roles and responsibilities for them.

•	Controls associated with IT system access have been reviewed and, where necessary, revised.

•	Access rules for our outsourced service providers are in the process of being codified and implemented to remediate the deficiencies identified.

•
We have created robust monitoring processes within the IT function to ensure effective operation of our key IT controls. These processes include retention of proper evidence to demonstrate the complete and timely execution of each key control. Ongoing monitoring also provides a control feedback loop that provides for the control design to be revised as needed to suit changing circumstances and ensures that we amend the associated control documentation.

(b) Changes in Internal Control over Financial Reporting.
Other than the changes disclosed above, there has been no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2014, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in “Part I, Item 1A. - Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit
Number        Description of Exhibit

10.1
Form of Performance Stock Unit Award Agreement under the 2011 Amended and Restated Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K filed on March 10, 2014 (File No. 001-08454))

10.2
Form of Non-qualified Stock Option Agreement under the 2011 Amended and Restated Incentive Plan (incorporated by reference to Exhibit 10.2 of the Registrant's Form 8-K filed on March 10, 2014 (File No. 001-08454))

10.3
Form of Restricted Stock Unit Award Agreement under the 2011 Amended and Restated Incentive Plan (incorporated by reference to Exhibit 10.3 of the Registrant's Form 8-K filed on March 10, 2014 (File No. 001-08454))

10.4	Second Amendment of 2011 Amended and Restated ACCO Brands Corporation Incentive Plan *

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows and (v) related notes to those financial statements*

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
Thomas P. O’Neill, Jr.
Senior Vice President, Finance and Accounting (principal accounting officer)
Date: April 30, 2014

EXHIBIT INDEX
Exhibit
Number        Description of Exhibit

10.1
Form of Performance Stock Unit Award Agreement under the 2011 Amended and Restated Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K filed on March 10, 2014 (File No. 001-08454))

10.2
Form of Non-qualified Stock Option Agreement under the 2011 Amended and Restated Incentive Plan (incorporated by reference to Exhibit 10.2 of the Registrant's Form 8-K filed on March 10, 2014 (File No. 001-08454))

10.3
Form of Restricted Stock Unit Award Agreement under the 2011 Amended and Restated Incentive Plan (incorporated by reference to Exhibit 10.3 of the Registrant's Form 8-K filed on March 10, 2014 (File No. 001-08454))

10.4	Second Amendment of 2011 Amended and Restated ACCO Brands Corporation Incentive Plan *

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows and (v) related notes to those financial statements*

*	Filed herewith.

**	Furnished herewith.