Form 10-Q
period 2014-06-30
ACCO BRANDS Corp
filed 2014-07-30
CIK 712034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2014

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 23, 2014, the registrant had outstanding 114,426,125 shares of Common Stock.

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

Some of the factors that could affect our results or cause plans, actions and results to differ materially from current expectations are detailed in “Part I, Item 1. Business” and “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, and the financial statement line item discussions set forth in “Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q and from time to time in our other Securities and Exchange Commission (“SEC”) filings.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ACCO Brands Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

	June 30, 2014	December 31, 2013
(in millions of dollars)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$92.3	$53.5
Accounts receivable, net	375.2	471.9
Inventories	329.4	254.7
Deferred income taxes	30.7	33.5
Other current assets	49.0	28.1
Total current assets	876.6	841.7
Total property, plant and equipment	563.3	548.5
Less accumulated depreciation	(309.4)	(295.2)
Property, plant and equipment, net	253.9	253.3
Deferred income taxes	35.8	37.3
Goodwill	576.6	568.3
Identifiable intangibles, net	602.1	607.0
Other non-current assets	70.0	75.3
Total assets	$2,415.0	$2,382.9
Liabilities and Stockholders' Equity
Current liabilities:
Notes payable to banks	$43.3	$—
Current portion of long-term debt	16.1	0.1
Accounts payable	193.0	177.9
Accrued compensation	29.6	32.0
Accrued customer program liabilities	89.1	123.6
Accrued interest	6.7	7.0
Other current liabilities	68.9	104.5
Total current liabilities	446.7	445.1
Long-term debt	904.8	920.8
Deferred income taxes	176.2	169.1
Pension and post-retirement benefit obligations	51.1	61.7
Other non-current liabilities	86.9	83.9
Total liabilities	1,665.7	1,680.6
Stockholders' equity:
Common stock	1.2	1.1
Treasury stock	(5.2)	(3.5)
Paid-in capital	2,042.6	2,035.0
Accumulated other comprehensive loss	(158.1)	(185.6)
Accumulated deficit	(1,131.2)	(1,144.7)
Total stockholders' equity	749.3	702.3
Total liabilities and stockholders' equity	$2,415.0	$2,382.9

See Notes to Condensed Consolidated Financial Statements.

ACCO Brands Corporation and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions of dollars, except per share data)	2014	2013	2014	2013
Net sales	$427.7	$440.2	$757.1	$792.2
Cost of products sold	297.1	303.1	538.2	558.4
Gross profit	130.6	137.1	218.9	233.8
Operating costs and expenses:
Advertising, selling, general and administrative expenses	81.1	87.1	163.0	176.7
Amortization of intangibles	5.6	6.2	11.5	12.8
Restructuring charges	—	5.9	1.1	15.6
Total operating costs and expenses	86.7	99.2	175.6	205.1
Operating income	43.9	37.9	43.3	28.7
Non-operating expense (income):
Interest expense	12.2	15.0	24.5	31.4
Interest income	(2.1)	(1.5)	(3.1)	(2.2)
Equity in earnings of joint ventures	(1.2)	(1.3)	(2.4)	(2.6)
Other expense, net	0.1	9.6	0.1	9.5
Income (loss) from continuing operations before income tax	34.9	16.1	24.2	(7.4)
Income tax expense (benefit)	13.6	6.6	10.7	(8.0)
Income from continuing operations	21.3	9.5	13.5	0.6
Loss from discontinued operations, net of income taxes	—	—	—	(0.1)
Net income	$21.3	$9.5	$13.5	$0.5
Per share:
Basic income per share:
Income from continuing operations	$0.19	$0.08	$0.12	$0.01
Loss from discontinued operations	$—	$—	$—	$—
Basic income per share	$0.19	$0.08	$0.12	$—
Diluted income per share:
Income from continuing operations	$0.18	$0.08	$0.12	$0.01
Loss from discontinued operations	$—	$—	$—	$—
Diluted income per share	$0.18	$0.08	$0.12	$—
Weighted average number of shares outstanding:
Basic	114.2	113.6	114.0	113.4
Diluted	116.6	115.5	116.5	115.5
See Notes to Condensed Consolidated Financial Statements.

ACCO Brands Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions of dollars)	2014	2013	2014	2013
Net income	$21.3	$9.5	$13.5	$0.5
Other comprehensive income (loss), before tax:
Unrealized gain (loss) on derivative financial instruments:
Gain (loss) arising during the period	(1.5)	2.8	(0.3)	4.7
Reclassification of gain included in net income	—	(1.2)	(0.9)	(1.7)
Foreign currency translation:
Foreign currency translation adjustments	15.3	(39.2)	27.8	(44.6)
Pension and other post-retirement plans:
Amortization of actuarial loss included in net income	1.6	2.9	3.1	5.7
Amortization of prior service cost included in net income	0.1	—	0.2	—
Other	(1.8)	(0.5)	(2.4)	4.7
Other comprehensive income (loss), before tax	13.7	(35.2)	27.5	(31.2)
Income tax benefit (expense) related to items of other comprehensive income (loss)	0.4	(1.5)	—	(4.0)
Comprehensive income (loss)	$35.4	$(27.2)	$41.0	$(34.7)

See Notes to Condensed Consolidated Financial Statements.

ACCO Brands Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(in millions of dollars)	2014	2013
Operating activities
Net income	$13.5	$0.5
Loss (gain) on disposal of assets	0.4	(2.3)
Release of tax valuation allowance	—	(7.0)
Depreciation	18.3	20.6
Other non-cash charges	0.6	—
Amortization of debt issuance costs	1.8	3.1
Amortization of intangibles	11.5	12.8
Stock-based compensation	7.7	7.4
Loss on debt extinguishment	—	9.4
Equity in earnings of joint ventures, net of dividends received	2.4	2.2
Changes in balance sheet items:
Accounts receivable	108.1	94.4
Inventories	(71.3)	(64.8)
Other assets	(14.0)	(11.1)
Accounts payable	12.1	47.7
Accrued expenses and other liabilities	(77.4)	(34.4)
Accrued income taxes	(8.1)	(21.3)
Net cash provided by operating activities	5.6	57.2
Investing activities
Additions to property, plant and equipment	(13.1)	(26.6)
Payments related to the sale of discontinued operations	—	(1.4)
Proceeds from the disposition of assets	3.8	3.9
Net cash used by investing activities	(9.3)	(24.1)
Financing activities
Proceeds from long-term borrowings	—	530.0
Repayments of long-term debt	—	(569.1)
Borrowings of notes payable to bank, net	43.3	58.1
Payments for debt issuance costs	(0.3)	(3.9)
Other	(1.8)	(0.9)
Net cash provided by financing activities	41.2	14.2
Effect of foreign exchange rate changes on cash and cash equivalents	1.3	(2.0)
Net increase in cash and cash equivalents	38.8	45.3
Cash and cash equivalents
Beginning of the period	53.5	50.0
End of the period	$92.3	$95.3

See Notes to Condensed Consolidated Financial Statements.

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

As used in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, the terms "ACCO Brands," "ACCO," the "Company," "we," "us," and "our" refer to ACCO Brands Corporation and its consolidated domestic and international subsidiaries.

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

The Condensed Consolidated Balance Sheet as of June 30, 2014, the related Condensed Consolidated Statements of Income and the Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2014 and 2013 and Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013 are unaudited. The December 31, 2013 Condensed Consolidated Balance Sheet data was derived from audited financial statements, but does not include all annual disclosures required by U.S. GAAP. The above referenced financial statements included herein were prepared by management on the same basis as the Company's audited consolidated financial statements for the year ended December 31, 2013 and reflect all adjustments (consisting solely of normal recurring items unless otherwise noted) which are, in the opinion of management, necessary for the fair presentation of results of operations and cash flows for the interim periods ended June 30, 2014 and 2013, and the financial position of the Company as of June 30, 2014. Interim results may not be indicative of results for a full year.

The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting periods. Actual results could differ from those estimates.

2. Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The standard provides companies with a single model for use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize revenue when control of the goods or services transfers to the customer, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. The Company is in the process of evaluating the impact of adoption of ASU 2014-09 on its consolidated financial statements.

3. Long-term Debt and Short-term Borrowings

Notes payable and long-term debt, listed in order of their security interests, consisted of the following as of June 30, 2014 and December 31, 2013:

(in millions of dollars)	June 30, 2014	December 31, 2013
U.S. Dollar Senior Secured Term Loan A, due May 2018 (floating interest rate of 2.23% at June 30, 2014 and 2.49% at December 31, 2013)	$420.0	$420.0
Senior Secured Revolving Credit Facility, due May 2018 (floating interest rate of 2.27% at June 30, 2014)	42.5	—
Senior Unsecured Notes, due April 2020 (fixed interest rate of 6.75%)	500.0	500.0
Other borrowings	1.7	0.9
Total debt	964.2	920.9
Less: current portion	(59.4)	(0.1)
Total long-term debt	$904.8	$920.8

As of June 30, 2014, there were borrowings of $42.5 million under our $250.0 million Senior Secured Revolving Credit Facility, due May 2018 ("Revolving Facility"). The amount available for borrowings was $195.4 million (allowing for $12.1 million of letters of credit outstanding on that date).

On June 26, 2014, the Company entered into a Second Amendment to the Amended and Restated Credit Agreement, dated as of June 26, 2014 (the “Amendment”). The Amendment relates to and amends the Company’s Amended and Restated Credit Agreement, dated as of May 13, 2013 (the “Credit Agreement”) among the Company, certain of its subsidiaries, the lenders party thereto, the administrative agent and other parties named therein.

The Amendment increases the Company’s flexibility to pay dividends and repurchase its shares based upon the Company’s Consolidated Leverage Ratio (as defined in the Credit Agreement) and subject to certain other conditions specified in the Amendment. The Amendment also makes other technical amendments to the Credit Agreement.

As more fully described in the Company's 2013 Annual Report on Form 10-K, we must meet certain restrictive debt covenants under the senior secured credit facilities. The indenture governing the senior unsecured notes also contains certain covenants. As of and for the periods ended June 30, 2014 and December 31, 2013, the Company was in compliance with all applicable covenants.

4. Pension and Other Retiree Benefits

The components of net periodic benefit cost for pension and post-retirement plans for the three and six months ended June 30, 2014 and 2013 were as follows:

	Three Months Ended June 30,
	Pension Benefits				Post-retirement
	U.S.		International
(in millions of dollars)	2014	2013	2014	2013	2014	2013
Service cost	$0.5	$0.5	$0.2	$0.4	$—	$0.1
Interest cost	2.1	2.0	4.0	3.6	0.1	0.2
Expected return on plan assets	(3.0)	(2.7)	(5.8)	(5.0)	—	—
Amortization of net loss (gain)	1.3	2.4	0.5	0.6	(0.2)	(0.2)
Amortization of prior service cost	0.1	—	—	—	—	—
Net periodic benefit cost (income)	$1.0	$2.2	$(1.1)	$(0.4)	$(0.1)	$0.1

	Six Months Ended June 30,
	Pension Benefits				Post-retirement
	U.S.		International
(in millions of dollars)	2014	2013	2014	2013	2014	2013
Service cost	$1.0	$1.0	$0.4	$0.8	$0.1	$0.2
Interest cost	4.3	4.0	7.9	7.3	0.2	0.3
Expected return on plan assets	(6.0)	(5.4)	(11.5)	(10.1)	—	—
Amortization of net loss (gain)	2.6	4.8	1.0	1.2	(0.5)	(0.4)
Amortization of prior service cost	0.2	—	—	—	—	—
Net periodic benefit cost (income)	$2.1	$4.4	$(2.2)	$(0.8)	$(0.2)	$0.1

We expect to contribute approximately $14.7 million to our defined benefit plans in 2014. For the six months ended June 30, 2014, we have contributed $8.2 million to these plans.

5. Stock-Based Compensation

The following table summarizes the Company’s stock-based compensation expense (including stock options, restricted stock units (“RSUs”) and performance stock units (“PSUs”)) for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions of dollars)	2014	2013	2014	2013
Stock option compensation expense	$1.1	$0.8	$1.9	$1.4
RSU compensation expense	2.3	2.1	3.6	3.1
PSU compensation expense	1.2	2.2	2.2	2.9
Total stock-based compensation	$4.6	$5.1	$7.7	$7.4

During the second quarter of 2014, the Company's Board of Directors approved a stock compensation grant to eligible non-employee directors, which consisted of 59,404 shares of stock and 74,255 RSUs. In addition the Board approved a stock compensation grant to eligible employees, which consisted of 14,395 stock options, 4,793 RSUs and 11,625 PSUs.

The Company generally recognizes compensation expense for its stock-based awards ratably over the vesting period. Stock-based compensation expense for the three and six months ended June 30, 2014 and 2013 includes $0.8 million and $0.9 million, respectively, of expense related to stock awards granted to non-employee directors, which became fully vested on the grant date.

The following table summarizes the Company's unrecognized compensation expense and the weighted-average period over which the expense will be recognized as of June 30, 2014:

	June 30, 2014
	Unrecognized	Weighted Average
	Compensation	Years Expense To Be
(in millions of dollars, except weighted average years)	Expense	Recognized Over
Stock options	$6.6	2.2
RSUs	$7.8	2.0
PSUs	$10.6	2.0

6. Inventories
Inventories are stated at the lower of cost or market value. The components of inventories were as follows:

(in millions of dollars)	June 30, 2014	December 31, 2013
Raw materials	$52.1	$36.1
Work in process	3.3	2.4
Finished goods	274.0	216.2
Total inventories	$329.4	$254.7

7. Goodwill and Identifiable Intangibles
Goodwill

As more fully described in the Company’s 2013 Annual Report on Form 10-K, we test goodwill for impairment at least annually and on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. The Company performed this annual assessment in the second quarter of 2014 and concluded that no impairment existed. For the North America reporting unit, we determined that its fair value exceeded its carrying amount by 13%. Key financial assumptions utilized to determine the fair value of the North America reporting unit included annual sales growth rates in the range of (1.4)% to 0.2% and a 9.0% discount rate. For the International reporting unit, we determined that its fair value exceeded its carrying amount by 52%. Key financial assumptions utilized to determine the fair value of the International reporting unit included annual sales growth rates in the range of 3.2% to 4.4% and a 10.5% discount rate. For the Computer Products Group reporting unit we determined that its fair value exceeded its carrying amount by 33%. Key financial assumptions utilized to determine the fair value of the Computer Products Group reporting unit included annual sales growth rates in the range of (3.5)% to 2.5% and a 10.0% discount rate.

A considerable amount of management judgment and assumptions are required in performing the impairment tests, principally in determining the fair value of each reporting unit and the indefinite lived intangible assets. While we believe our judgments and assumptions are reasonable, different assumptions could change the estimated fair values and, therefore, impairment charges could be required. Significant negative industry or economic trends, disruptions to the Company's business, loss of significant customers, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in the use of the assets or in entity structure and divestitures may adversely impact the assumptions used in the valuations and ultimately result in future impairment charges.

Changes in the net carrying amount of goodwill by segment were as follows:

(in millions of dollars)	ACCO Brands North America	ACCO Brands International	Computer Products Group	Total

Balance at December 31, 2013	$393.1	$168.4	$6.8	$568.3
Translation	(0.1)	8.4	—	8.3
Balance at June 30, 2014	$393.0	$176.8	$6.8	$576.6

Goodwill	$523.9	$261.0	$6.8	$791.7
Accumulated impairment losses	(130.9)	(84.2)	—	(215.1)
Balance at June 30, 2014	$393.0	$176.8	$6.8	$576.6
Identifiable Intangible Assets
The gross carrying value and accumulated amortization by class of identifiable intangible assets as of June 30, 2014 and December 31, 2013 were as follows:

	June 30, 2014				December 31, 2013
(in millions of dollars)	Gross Carrying Amounts	Accumulated Amortization		Net Book Value	Gross Carrying Amounts	Accumulated Amortization		Net Book Value
Indefinite-lived intangible assets:
Trade names	$516.7	$(44.5)	(1)	$472.2	$510.5	$(44.5)	(1)	$466.0
Amortizable intangible assets:
Trade names	132.2	(53.1)		79.1	131.3	(47.5)		83.8
Customer and contractual relationships	102.6	(52.8)		49.8	102.7	(46.4)		56.3
Patents/proprietary technology	10.5	(9.5)		1.0	10.3	(9.4)		0.9
Subtotal	245.3	(115.4)		129.9	244.3	(103.3)		141.0
Total identifiable intangibles	$762.0	$(159.9)		$602.1	$754.8	$(147.8)		$607.0

(1)	Accumulated amortization prior to the adoption of authoritative guidance on goodwill and other intangible assets, at which time further amortization ceased.
The Company’s intangible amortization expense was $5.6 million and $6.2 million for the three months ended June 30, 2014 and 2013, respectively, and $11.5 million and $12.8 million for the six months ended June 30, 2014 and 2013, respectively.
Estimated amortization expense for amortizable intangible assets as of June 30, 2014 for the current year and the next five years are as follows:

(in millions of dollars)	2014	2015	2016	2017	2018	2019
Estimated amortization expense	$22.2	$19.8	$17.4	$14.2	$12.0	$9.9

Actual amounts of amortization expense may differ from estimated amounts due to changes in foreign currency exchange rates, additional intangible asset acquisitions, impairment of intangible assets, accelerated amortization of intangible assets and other events.

We test indefinite-lived intangibles for impairment at least annually and on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. The Company performed this annual assessment in the second quarter of 2014 and concluded that no impairment existed. However, due to the recent acquisition of the Mead Consumer and Office Products Business (“Mead C&OP”) in 2012, the fair value of the Mead indefinite-lived trade name exceeds its carrying value by only 17%.

8. Restructuring

During the fourth quarter of 2013, in light of current economic and industry conditions and in anticipation of an uncertain demand environment as well as the expected impact of industry consolidation in 2014, we committed to restructuring actions that were primarily focused on streamlining our North American school, office and computer products operations. These actions will reduce approximately 12% of our North American salaried workforce, impacting all operational, supply chain and administrative functions. Such efforts began in early 2014, and are expected to be complete by the end of 2014.

Also during 2013, we committed to incremental cost savings plans intended to improve the efficiency and effectiveness of our businesses. These plans related to cost-reduction initiatives within our North American and International segments, and were primarily associated with post-merger integration activities of the North American operations following the Merger and changes in the European business model and manufacturing footprint. The most significant of these plans was finalized during the second quarter of 2013, and related to the closure of our Brampton, Canada distribution and manufacturing facility and relocation of its activities to other facilities within the Company.

The Company recorded $0.0 million and $5.9 million of restructuring charges for the three months ended June 30, 2014 and 2013, as well as, $1.1 million and $15.6 million for the six months ended June 30, 2014 and 2013, respectively. The charges recorded during 2014 relate to those actions announced during the fourth quarter of 2013 and do not represent new restructuring initiatives.
A summary of the activity in the restructuring accounts for the six months ended June 30, 2014 was as follows:

(in millions of dollars)	Balance at December 31, 2013	Provision	Cash Expenditures	Non-cash Items/ Currency Change	Balance at June 30, 2014
Employee termination costs	$19.1	$0.8	$(11.2)	$—	$8.7
Termination of lease agreements	1.4	—	(0.2)	—	1.2
Asset impairments/net loss on disposal of assets resulting from restructuring activities	—	0.2	0.1	(0.3)	—
Other	—	0.1	(0.1)	—	—
Total restructuring liability	$20.5	$1.1	$(11.4)	$(0.3)	$9.9

Management expects the remaining $8.7 million of employee termination costs to be substantially paid within the next 12 months. Cash payments associated with lease termination costs of $1.2 million are expected to be paid within the next 6 months.

9. Income Taxes

The reconciliation of income taxes for the three and six month periods ended June 30, 2014 and 2013, computed at the U.S. federal statutory income tax rate, compared to our effective income tax rate for continuing operations, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions of dollars)	2014	2013	2014	2013
Income tax expense (benefit) computed at U.S. statutory income tax rate (35%)	$12.2	$5.6	$8.5	$(2.6)
Decrease of valuation allowances, net	—	—	—	(7.0)
Miscellaneous	1.4	1.0	2.2	1.6
Income tax expense (benefit) as reported	$13.6	$6.6	$10.7	$(8.0)
Effective tax rate	39.0%	41.0%	44.2%	NM

For the six months ended June 30, 2014, we recorded an income tax expense from continuing operations of $10.7 million on income before taxes of $24.2 million. For the six months ended June 30, 2013, we reported an income tax benefit from continuing operations of $8.0 million on a loss before taxes of $7.4 million. The high effective tax rate was primarily due to the release of valuation allowances for certain foreign jurisdictions in the amount of $7.0 million.

The U.S. federal statute of limitations remains open for the year 2010 and forward. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from 3 to 5 years. Years still open to examination by foreign tax authorities in major jurisdictions include Australia (2009 forward), Brazil (2009 forward), Canada (2006 forward) and the U.K. (2011 forward). We are currently under examination in various foreign jurisdictions.

Income Tax Assessment

In connection with our May 1, 2012 acquisition of Mead C&OP we assumed all of the tax liabilities for the acquired foreign operations. In December of 2012, the Federal Revenue Department of the Ministry of Finance of Brazil ("FRD") issued a tax assessment against our recently acquired indirect subsidiary, Tilibra Produtos de Papelaria Ltda. ("Tilibra"), which challenged the deduction of goodwill from Tilibra's taxable income for the year 2007. A second assessment challenging the deduction of goodwill from Tilibra's taxable income for the years 2008, 2009 and 2010 was issued by FRD in October 2013. The assessments seek payment of approximately R98.7 million ($44.9 million based on current exchange rates) of tax, penalties and interest.

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

Because there is no settled legal precedent on which to base a definitive opinion as to whether we will ultimately prevail, the Company considers the outcome of this dispute to be uncertain. Since it is not more likely than not that we will prevail, in the fourth quarter of 2012, we recorded a reserve in the amount of $44.5 million in consideration of this contingency, of which $43.3 million was recorded as an adjustment to the purchase price and included the 2008-2012 tax years plus interest and penalties through December 2012. In addition, the Company will continue to accrue interest related to this contingency until such time as the outcome is known or until evidence is presented that we are more likely than not to prevail. During the three and six months ended June 30, 2014, the Company accrued additional interest as a charge to current tax expense of $0.9 million and $1.6 million respectively, and $0.4 million and $0.7 million for the same periods in 2013.

10. Earnings per Share

Total outstanding shares as of June 30, 2014 and 2013 were 114.4 million and 113.6 million, respectively. The calculation of basic earnings per common share is based on the weighted average number of common shares outstanding in the year, or period, over which they were outstanding. Our calculation of diluted earnings per common share assumes that any common shares outstanding were increased by shares that would be issued upon exercise of those stock units for which the average market price for the period exceeds the exercise price less the shares that could have been purchased by the Company with the related proceeds, including compensation expense measured but not yet recognized, net of tax.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2014	2013	2014	2013
Weighted-average number of common shares outstanding — basic	114.2	113.6	114.0	113.4
Stock options	0.1	—	0.1	0.1
Stock-settled stock appreciation rights	0.6	0.8	0.6	0.8
Restricted stock units	1.7	1.1	1.8	1.2
Adjusted weighted-average shares and assumed conversions — diluted	116.6	115.5	116.5	115.5

Awards of potentially dilutive shares of common stock pursuant to stock options which have exercise prices that were higher than the average market price during the period are not included in the computation of dilutive earnings per share as their effect would have been anti-dilutive. These shares totaled approximately 7.4 million and 6.3 million as of June 30, 2014 and 2013, respectively.

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

Forward currency contracts are used to hedge foreign denominated inventory purchases for Europe, Australia, Canada and Japan and are designated as cash flow hedges. Unrealized gains and losses on these contracts for inventory purchases are deferred in other comprehensive income (loss) until the contracts are settled and the underlying hedged transactions are recognized, at which time the deferred gains or losses will be reported in the “Cost of products sold” line in the Condensed Consolidated Statements of Income. As of June 30, 2014 and December 31, 2013, we had cash-flow-designated foreign exchange contracts outstanding with a U.S. dollar equivalent notional value of $71.2 million and $88.7 million, respectively.
Forward currency contracts used to hedge foreign denominated intercompany loans are not designated as hedging instruments. Gains and losses on these derivative instruments are recognized within "Other expense, net" in the Condensed Consolidated Statements of Income and are largely offset by the changes in the fair value of the hedged item. The periods of the forward foreign exchange contracts correspond to the periods of the hedged transactions, and do not extend beyond June 2015. As of June 30, 2014 and December 31, 2013, we had undesignated foreign exchange contracts outstanding with a U.S. dollar equivalent notional value of $59.7 million and $55.5 million, respectively.

The following table summarizes the fair value of our derivative financial instruments as of June 30, 2014 and December 31, 2013:

	Fair Value of Derivative Instruments
	Derivative Assets			Derivative Liabilities
(in millions of dollars)	Balance Sheet Location	June 30, 2014	December 31, 2013	Balance Sheet Location	June 30, 2014	December 31, 2013
Derivatives designated as hedging instruments:
Foreign exchange contracts	Other current assets	$0.3	$1.4	Other current liabilities	$1.1	$0.8
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current assets	0.1	0.4	Other current liabilities	0.9	0.1
Total derivatives		$0.4	$1.8		$2.0	$0.9
The following tables summarize the pre-tax effect of our derivative financial instruments on the condensed consolidated financial statements for the three and six months ended June 30, 2014 and 2013:

	The Effect of Derivative Instruments in Cash Flow Hedging Relationships on the Condensed Consolidated Financial Statements
	Amount of Gain (Loss) Recognized in OCI (Effective Portion)		Location of (Gain) Loss Reclassified from OCI to Income	Amount of (Gain) Loss Reclassified from AOCI to Income (Effective Portion)
	Three Months Ended June 30,			Three Months Ended June 30,
(in millions of dollars)	2014	2013		2014	2013
Cash flow hedges:
Foreign exchange contracts	$(1.5)	$2.8	Cost of products sold	$—	$(1.2)

	The Effect of Derivative Instruments in Cash Flow Hedging Relationships on the Condensed Consolidated Financial Statements
(in millions of dollars)	Amount of Gain (Loss) Recognized in OCI (Effective Portion)		Location of (Gain) Loss Reclassified from OCI to Income	Amount of (Gain) Loss Reclassified from AOCI to Income (Effective Portion)
	Six Months Ended June 30,			Six Months Ended June 30,
	2014	2013		2014	2013
Cash flow hedges:
Foreign exchange contracts	$(0.3)	$4.7	Cost of products sold	$(0.9)	$(1.7)

	The Effect of Derivatives Not Designated as Hedging Instruments on the Consolidated Statements of Income
	Location of (Gain) Loss Recognized in Income on Derivatives	Amount of (Gain) Loss Recognized in Income		Amount of (Gain) Loss Recognized in Income
		Three Months Ended June 30,		Six Months Ended June 30,
(in millions of dollars)		2014	2013	2014	2013
Foreign exchange contracts	Other expense, net	$1.1	$(0.8)	$1.4	$(0.4)

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
We have determined that our financial assets and liabilities are Level 2 in the fair value hierarchy. The following table sets forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2014 and December 31, 2013:

(in millions of dollars)	June 30, 2014	December 31, 2013
Assets:
Forward currency contracts	$0.4	$1.8
Liabilities:
Forward currency contracts	$2.0	$0.9

Our forward currency contracts are included in "Other current assets" or "Other current liabilities" and mature within 12 months. The forward foreign currency exchange contracts are primarily valued based on the foreign currency spot and forward rates quoted by the banks or foreign currency dealers. As such, these derivative instruments are classified within Level 2.

The fair values of cash and cash equivalents, notes payable to banks, accounts receivable and accounts payable approximate carrying amounts due principally to their short maturities. The carrying amount of total debt was $964.2 million and $920.9 million and the estimated fair value of total debt was $989.8 million and $912.2 million at June 30, 2014 and December 31, 2013, respectively. The fair values are determined from quoted market prices, where available, and unadjusted quoted prices in active markets for similar assets or liabilities.

13. Accumulated Other Comprehensive Income (Loss)

Comprehensive income is defined as net income (loss) and other changes in stockholders’ equity from transactions and other events from sources other than stockholders. The components of, and changes in, accumulated other comprehensive income (loss), net of tax were as follows:

(in millions of dollars)	Derivative Financial Instruments	Foreign Currency Adjustments	Unrecognized Pension and Other Post-retirement Benefit Costs	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2013	$0.3	$(89.6)	$(96.3)	$(185.6)
Other comprehensive income (loss) before reclassifications	(0.1)	27.8	(1.6)	26.1
Amounts reclassified from accumulated other comprehensive income (loss)	(0.7)	—	2.1	1.4
Balance at June 30, 2014	$(0.5)	$(61.8)	$(95.8)	$(158.1)

The reclassifications out of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2014 and 2013 were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013		2014	2013
(in millions of dollars)	Amount of (Gain) Loss Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Statement of Income	Amount of (Gain) Loss Reclassified from Accumulated Other Comprehensive Income (Loss)
Details about Accumulated Other Comprehensive Income Components
Gain on cash flow hedges:
Foreign exchange contracts	$—	$(1.2)	Cost of products sold	$(0.9)	$(1.7)
	—	0.3	Tax benefit	0.2	0.4
	$—	$(0.9)	Net of tax	$(0.7)	$(1.3)
Defined benefit plan items:
Amortization of actuarial loss	$1.6	$2.9	(1)	$3.1	$5.7
Amortization of prior service cost	0.1	—	(1)	0.2	—
	1.7	2.9	Total before tax	3.3	5.7
	(0.6)	$(1.1)	Tax expense	(1.2)	$(2.0)
	$1.1	$1.8	Net of tax	$2.1	$3.7

Total reclassifications for the period	$1.1	$0.9	Net of tax	$1.4	$2.4

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

Net sales by business segment for the three and six months ended June 30, 2014 and 2013 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions of dollars)	2014	2013	2014	2013
ACCO Brands North America	$283.7	$286.9	$455.1	$475.9
ACCO Brands International	111.3	116.1	235.6	242.3
Computer Products Group	32.7	37.2	66.4	74.0
Net sales	$427.7	$440.2	$757.1	$792.2

Operating income by business segment for the three and six months ended June 30, 2014 and 2013 was as follows (a):

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions of dollars)	2014	2013	2014	2013
ACCO Brands North America	$49.0	$33.7	$47.5	$25.5
ACCO Brands International	5.2	10.5	12.8	14.5
Computer Products Group	0.4	2.9	2.3	5.7
Segment operating income	54.6	47.1	62.6	45.7
Corporate	(10.7)	(9.2)	(19.3)	(17.0)
Operating income	43.9	37.9	43.3	28.7
Interest expense	12.2	15.0	24.5	31.4
Interest income	(2.1)	(1.5)	(3.1)	(2.2)
Equity in earnings of joint ventures	(1.2)	(1.3)	(2.4)	(2.6)
Other expense, net	0.1	9.6	0.1	9.5
Income (loss) from continuing operations before income tax	$34.9	$16.1	$24.2	$(7.4)

(a)
Operating income as presented in the segment table above is defined as i) net sales; ii) less cost of products sold; iii) less advertising, selling, general and administrative expenses; iv) less amortization of intangibles; and v) less restructuring charges.

15. Joint Venture Investments

Summarized below is aggregated financial information for the Company’s joint venture, which is accounted for under the equity method. Accordingly, we record our proportionate share of earnings or losses on the line entitled “Equity in earnings of joint ventures” in the Condensed Consolidated Statements of Income. Our share of the net assets of the joint venture is included within “Other non-current assets” in the Condensed Consolidated Balance Sheets.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions of dollars)	2014	2013	2014	2013
Net sales	$25.7	$25.4	$48.5	$50.6
Gross profit	9.4	9.5	17.9	19.3
Net income	2.3	2.7	4.8	5.2

(in millions of dollars)	June 30, 2014	December 31, 2013
Current assets	$75.0	$71.8
Non-current assets	53.0	32.5
Current liabilities	37.0	32.1
Non-current liabilities	26.4	4.9

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

Other Pending Litigation

There are various other claims, lawsuits and pending actions against us incidental to our operations. It is the opinion of management that the ultimate resolution of these matters will not have a material adverse effect on our consolidated financial condition, results of operations or cash flows. However, we can make no assurances that we will ultimately be successful in our defense of any of these matters.

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

17. Condensed Consolidating Financial Information

Certain of the Company’s 100% owned domestic subsidiaries are required to jointly and severally, fully and unconditionally guarantee the 6.75% Senior Unsecured Notes that are due in the year 2020. Rather than filing separate financial statements for each guarantor subsidiary with the SEC, the Company has elected to present the following condensed consolidating financial statements, which includes the condensed consolidating statements of comprehensive income and results of operations for the three and six months ended June 30, 2014 and 2013, cash flows for the six months ended June 30, 2014, and 2013, and financial position as of June 30, 2014 and December 31, 2013 of the Company and its guarantor and non-guarantor subsidiaries (in each case carrying investments under the equity method), and the eliminations necessary to arrive at the reported amounts included in the condensed consolidated financial statements of the Company.

Condensed Consolidating Balance Sheets (Unaudited)

	June 30, 2014
(in millions of dollars)	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$2.5	$0.2	$89.6	$—	$92.3
Accounts receivable, net	—	188.0	187.2	—	375.2
Inventories	—	191.8	137.6	—	329.4
Receivables from affiliates	25.7	101.9	74.8	(202.4)	—
Deferred income taxes	20.3	—	10.4	—	30.7
Other current assets	0.5	16.6	31.9	—	49.0
Total current assets	49.0	498.5	531.5	(202.4)	876.6
Property, plant and equipment, net	4.3	121.0	128.6	—	253.9
Deferred income taxes	1.0	—	34.8	—	35.8
Goodwill	—	330.8	245.8	—	576.6
Identifiable intangibles, net	57.6	406.4	138.1	—	602.1
Other non-current assets	18.6	1.2	50.2	—	70.0
Investment in, long term receivable from affiliates	1,899.0	866.2	441.0	(3,206.2)	—
Total assets	$2,029.5	$2,224.1	$1,570.0	$(3,408.6)	$2,415.0
Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable to banks	$42.5	$—	$0.8	$—	$43.3
Current portion of long-term debt	16.0	0.1	—	—	16.1
Accounts payable	—	116.8	76.2	—	193.0
Accrued compensation	1.8	14.1	13.7	—	29.6
Accrued customer programs liabilities	—	43.3	45.8	—	89.1
Accrued interest	6.7	—	—	—	6.7
Other current liabilities	4.1	28.2	36.6	—	68.9
Payables to affiliates	9.5	216.5	263.9	(489.9)	—
Total current liabilities	80.6	419.0	437.0	(489.9)	446.7
Long-term debt	904.8	—	—	—	904.8
Long-term notes payable to affiliates	178.2	26.7	37.7	(242.6)	—
Deferred income taxes	112.0	—	64.2	—	176.2
Pension and post-retirement benefit obligations	1.4	18.9	30.8	—	51.1
Other non-current liabilities	3.2	19.4	64.3	—	86.9
Total liabilities	1,280.2	484.0	634.0	(732.5)	1,665.7
Stockholders’ equity:
Common stock	1.2	448.0	257.2	(705.2)	1.2
Treasury stock	(5.2)	—	—	—	(5.2)
Paid-in capital	2,042.6	1,551.1	743.0	(2,294.1)	2,042.6
Accumulated other comprehensive loss	(158.1)	(44.1)	(76.2)	120.3	(158.1)
(Accumulated deficit) retained earnings	(1,131.2)	(214.9)	12.0	202.9	(1,131.2)
Total stockholders’ equity	749.3	1,740.1	936.0	(2,676.1)	749.3
Total liabilities and stockholders’ equity	$2,029.5	$2,224.1	$1,570.0	$(3,408.6)	$2,415.0

 Condensed Consolidating Balance Sheets

	December 31, 2013
(in millions of dollars)	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$7.0	$1.0	$45.5	$—	$53.5
Accounts receivable, net	—	177.3	294.6	—	471.9
Inventories	—	124.8	129.9	—	254.7
Receivables from affiliates	8.2	101.5	65.0	(174.7)	—
Deferred income taxes	20.9	—	12.6	—	33.5
Other current assets	0.6	8.8	18.7	—	28.1
Total current assets	36.7	413.4	566.3	(174.7)	841.7
Property, plant and equipment, net	4.1	130.3	118.9	—	253.3
Deferred income taxes	—	—	37.3	—	37.3
Goodwill	—	330.9	237.4	—	568.3
Identifiable intangibles, net	57.6	415.4	134.0	—	607.0
Other non-current assets	20.0	6.2	49.1	—	75.3
Investment in, long term receivable from affiliates	1,818.2	868.4	441.0	(3,127.6)	—
Total assets	$1,936.6	$2,164.6	$1,584.0	$(3,302.3)	$2,382.9
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	—	0.1	—	—	0.1
Accounts payable	—	81.4	96.5	—	177.9
Accrued compensation	4.6	12.3	15.1	—	32.0
Accrued customer programs liabilities	—	65.5	58.1	—	123.6
Accrued interest	7.0	—	—	—	7.0
Other current liabilities	3.0	39.1	62.4	—	104.5
Payables to affiliates	9.5	206.4	244.0	(459.9)	—
Total current liabilities	24.1	404.8	476.1	(459.9)	445.1
Long-term debt	920.7	0.1	—	—	920.8
Long-term notes payable to affiliates	178.3	26.7	35.2	(240.2)	—
Deferred income taxes	109.2	—	59.9	—	169.1
Pension and post-retirement benefit obligations	1.5	24.2	36.0	—	61.7
Other non-current liabilities	0.5	22.0	61.4	—	83.9
Total liabilities	1,234.3	477.8	668.6	(700.1)	1,680.6
Stockholders’ equity:
Common stock	1.1	448.1	267.4	(715.5)	1.1
Treasury stock	(3.5)	—	—	—	(3.5)
Paid-in capital	2,035.0	1,551.2	743.0	(2,294.2)	2,035.0
Accumulated other comprehensive loss	(185.6)	(45.6)	(99.7)	145.3	(185.6)
(Accumulated deficit) retained earnings	(1,144.7)	(266.9)	4.7	262.2	(1,144.7)
Total stockholders’ equity	702.3	1,686.8	915.4	(2,602.2)	702.3
Total liabilities and stockholders’ equity	$1,936.6	$2,164.6	$1,584.0	$(3,302.3)	$2,382.9

Condensed Consolidating Statement of Comprehensive Income (Unaudited)

	Six Months Ended June 30, 2014
(in millions of dollars)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Unaffiliated sales	$—	$411.7	$345.4	$—	$757.1
Affiliated sales	—	9.7	1.9	(11.6)	—
Net sales	—	421.4	347.3	(11.6)	757.1
Cost of products sold	—	299.5	250.3	(11.6)	538.2
Gross profit	—	121.9	97.0	—	218.9
Advertising, selling, general and administrative expenses	23.1	75.5	64.4	—	163.0
Amortization of intangibles	—	9.2	2.3	—	11.5
Restructuring charges (income)	(0.2)	0.1	1.2	—	1.1
Operating income (loss)	(22.9)	37.1	29.1	—	43.3
Expense (income) from affiliates	(0.7)	(13.5)	14.2	—	—
Interest expense	24.7	—	(0.2)	—	24.5
Interest income	—	—	(3.1)	—	(3.1)
Equity in earnings of joint ventures	—	—	(2.4)	—	(2.4)
Other expense (income), net	1.1	0.3	(1.3)	—	0.1
Income (loss) from continuing operations before income taxes and earnings of wholly owned subsidiaries	(48.0)	50.3	21.9	—	24.2
Income tax expense	2.0	—	8.7	—	10.7
Income (loss) before earnings of wholly owned subsidiaries	(50.0)	50.3	13.2	—	13.5
Earnings of wholly owned subsidiaries	63.5	14.3	—	(77.8)	—
Net income	$13.5	$64.6	$13.2	$(77.8)	$13.5
Comprehensive income	$41.0	$66.1	$36.7	$(102.8)	$41.0

Condensed Consolidating Statement of Comprehensive Income (Unaudited)

	Six Months Ended June 30, 2013
(in millions of dollars)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Unaffiliated sales	$—	$429.4	$362.8	$—	$792.2
Affiliated sales	—	8.3	2.2	(10.5)	—
Net sales	—	437.7	365.0	(10.5)	792.2
Cost of products sold	—	309.8	259.1	(10.5)	558.4
Gross profit	—	127.9	105.9	—	233.8
Advertising, selling, general and administrative expenses	20.3	94.7	61.7	—	176.7
Amortization of intangibles	—	10.3	2.5	—	12.8
Restructuring charges	—	5.3	10.3	—	15.6
Operating income (loss)	(20.3)	17.6	31.4	—	28.7
Expense (income) from affiliates	(0.6)	(12.4)	13.0	—	—
Interest expense	30.9	—	0.5	—	31.4
Interest income	—	—	(2.2)	—	(2.2)
Equity in (earnings) losses of joint ventures	—	—	(2.6)	—	(2.6)
Other expense, net	7.4	1.8	0.3	—	9.5
(Loss) income from continuing operations before income taxes and earnings of wholly owned subsidiaries	(58.0)	28.2	22.4	—	(7.4)
Income tax (benefit) expense	(9.4)	—	1.4	—	(8.0)
Income (loss) from continuing operations	(48.6)	28.2	21.0	—	0.6
(Loss) from discontinued operations, net of income taxes	—	(0.1)	—	—	(0.1)
Income (loss) before earnings of wholly owned subsidiaries	(48.6)	28.1	21.0	—	0.5
Earnings of wholly owned subsidiaries	49.1	20.8	—	(69.9)	—
Net income	$0.5	$48.9	$21.0	$(69.9)	$0.5
Comprehensive (loss) income	$(34.7)	$51.7	$(14.4)	$(37.3)	$(34.7)

Condensed Consolidating Statement of Comprehensive Income (Unaudited)

	Three Months Ended June 30, 2014
(in millions of dollars)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Unaffiliated sales	$—	$252.4	$175.3	$—	$427.7
Affiliated sales	—	2.5	1.1	(3.6)	—
Net sales	—	254.9	176.4	(3.6)	427.7
Cost of products sold	—	173.7	127.0	(3.6)	297.1
Gross profit	—	81.2	49.4	—	130.6
Advertising, selling, general and administrative expenses	13.0	36.0	32.1	—	81.1
Amortization of intangibles	—	4.4	1.2	—	5.6
Restructuring charges (income)	(0.2)	0.1	0.1	—	—
Operating income (loss)	(12.8)	40.7	16.0	—	43.9
Expense (income) from affiliates	(0.4)	(7.3)	7.7	—	—
Interest expense	12.3	—	(0.1)	—	12.2
Interest income	—	—	(2.1)	—	(2.1)
Equity in earnings of joint ventures	—	—	(1.2)	—	(1.2)
Other expense (income), net	—	1.2	(1.1)	—	0.1
Income (loss) income from continuing operations before income taxes and earnings of wholly owned subsidiaries	(24.7)	46.8	12.8	—	34.9
Income tax expense	8.1	—	5.5	—	13.6
Income (loss) before earnings of wholly owned subsidiaries	(32.8)	46.8	7.3	—	21.3
Earnings of wholly owned subsidiaries	54.1	5.5	—	(59.6)	—
Net income	$21.3	$52.3	$7.3	$(59.6)	$21.3
Comprehensive income	$35.4	$53.1	$19.6	$(72.7)	$35.4

Condensed Consolidating Statement of Comprehensive Income (Unaudited)

	Three Months Ended June 30, 2013
(in millions of dollars)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Unaffiliated sales	$—	$255.5	$184.7	$—	$440.2
Affiliated sales	—	3.8	1.3	(5.1)	—
Net sales	—	259.3	186.0	(5.1)	440.2
Cost of products sold	—	175.9	132.3	(5.1)	303.1
Gross profit	—	83.4	53.7	—	137.1
Advertising, selling, general and administrative expenses	11.4	47.4	28.3	—	87.1
Amortization of intangibles	—	5.0	1.2	—	6.2
Restructuring charges	—	1.4	4.5	—	5.9
Operating income (loss)	(11.4)	29.6	19.7	—	37.9
Expense (income) from affiliates	(0.3)	(4.3)	4.6	—	—
Interest expense	14.9	—	0.1	—	15.0
Interest income	—	—	(1.5)	—	(1.5)
Equity in earnings of joint ventures	—	—	(1.3)	—	(1.3)
Other expense, net	8.8	0.4	0.4	—	9.6
Income (loss) from continuing operations before income taxes and earnings of wholly owned subsidiaries	(34.8)	33.5	17.4	—	16.1
Income tax expense	0.5	—	6.1	—	6.6
Income (loss) before earnings of wholly owned subsidiaries	(35.3)	33.5	11.3	—	9.5
Earnings of wholly owned subsidiaries	44.8	9.7	—	(54.5)	—
Net income	$9.5	$43.2	$11.3	$(54.5)	$9.5
Comprehensive (loss) income	$(27.2)	$44.6	$(23.8)	$(20.8)	$(27.2)

Condensed Consolidating Statement of Cash Flows (Unaudited)

	Six Months Ended June 30, 2014
(in millions of dollars)	Parent	Guarantors	Non-Guarantors	Consolidated
Net cash provided (used) by operating activities	$(38.8)	$(14.2)	$58.6	$5.6
Investing activities:
Additions to property, plant and equipment	(0.1)	(2.7)	(10.3)	(13.1)
Payments for (proceeds from) interest in affiliates	—	10.3	(10.3)	—
Proceeds from the disposition of assets	—	3.6	0.2	3.8
Net cash (used) provided by investing activities	(0.1)	11.2	(20.4)	(9.3)
Financing activities:
Intercompany financing	(19.1)	9.4	9.7	—
Net dividends	13.1	(7.2)	(5.9)	—
Borrowings of short-term debt, net	42.5	—	0.8	43.3
Payments for debt issuance costs	(0.3)	—	—	(0.3)
Other	(1.8)	—	—	(1.8)
Net cash provided by financing activities	34.4	2.2	4.6	41.2
Effect of foreign exchange rate changes on cash	—	—	1.3	1.3
Net increase (decrease) in cash and cash equivalents	(4.5)	(0.8)	44.1	38.8
Cash and cash equivalents:
Beginning of the period	7.0	1.0	45.5	53.5
End of the period	$2.5	$0.2	$89.6	$92.3

Condensed Consolidating Statement of Cash Flows (Unaudited)

	Six Months Ended June 30, 2013
(in millions of dollars)	Parent	Guarantors	Non-Guarantors	Consolidated
Net cash provided (used) by operating activities	$(46.7)	$18.4	$85.5	$57.2
Investing activities:
Additions to property, plant and equipment	—	(18.0)	(8.6)	(26.6)
Payments for (proceeds from) interest in affiliates	—	38.5	(38.5)	—
Payments related to the sale of discontinued operations	—	(1.4)	—	(1.4)
Proceeds from the disposition of assets	—	0.1	3.8	3.9
Net cash (used) provided by investing activities	—	19.2	(43.3)	(24.1)
Financing activities:
Intercompany financing	(42.6)	(1.2)	43.8	—
Net dividends	44.9	(35.7)	(9.2)	—
Proceeds from long-term borrowings	530.0	—	—	530.0
Repayments of long-term debt	(547.7)	—	(21.4)	(569.1)
Borrowings of short-term debt, net	58.1	—	—	58.1
Payments for debt issuance costs	(3.9)	—	—	(3.9)
Other	(0.9)	—	—	(0.9)
Net cash provided (used) provided by financing activities	37.9	(36.9)	13.2	14.2
Effect of foreign exchange rate changes on cash	—	—	(2.0)	(2.0)
Net increase (decrease) in cash and cash equivalents	(8.8)	0.7	53.4	45.3
Cash and cash equivalents:
Beginning of the period	12.1	(3.0)	40.9	50.0
End of the period	$3.3	$(2.3)	$94.3	$95.3

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

Overview of Performance

During the second quarter the Company’s reported sales declined 3%, of which currency was a negative 1% impact. The rate of sales decline improved from recent quarters as a result of better trends in North America, largely due to expanded product placements in back-to-school categories. The Computer Products Group continued to report declines in sales of tablet accessories primarily due to increased competition. Net income increased in the quarter due to non-repeating debt refinancing, restructuring and IT integration costs in the prior-year quarter, as well as disciplined expense management and a focus on cost-reduction initiatives.

Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three and six months ended June 30, 2014 and 2013, should be read in conjunction with the unaudited condensed consolidated financial statements of ACCO Brands Corporation and the accompanying notes contained herein. Unless otherwise noted, the following discussion pertains only to our continuing operations.

Three months ended June 30, 2014 versus three months ended June 30, 2013
The following table presents the Company’s results for the three months ended June 30, 2014 and 2013.

	Three Months Ended June 30,		Amount of Change
(in millions of dollars)	2014	2013	$	%
Net sales	$427.7	$440.2	$(12.5)	(3)%
Cost of products sold	297.1	303.1	(6.0)	(2)%
Gross profit	130.6	137.1	(6.5)	(5)%
Gross profit margin	30.5%	31.1%		(0.6)	pts
Advertising, selling, general and administrative expenses	81.1	87.1	(6.0)	(7)%
Amortization of intangibles	5.6	6.2	(0.6)	(10)%
Restructuring charges	—	5.9	(5.9)	(100)%
Operating income	43.9	37.9	6.0	16%
Operating income margin	10.3%	8.6%		1.7	pts
Interest expense	12.2	15.0	(2.8)	(19)%
Interest income	(2.1)	(1.5)	(0.6)	40%
Equity in earnings of joint ventures	(1.2)	(1.3)	0.1	(8)%
Other expense, net	0.1	9.6	(9.5)	(99)%
Income tax expense	13.6	6.6	7.0	106%
Effective tax rate	39.0%	41.0%		(2.0)	pts
Income from continuing operations	21.3	9.5	11.8	124%

Net Sales

Net sales decreased by $12.5 million, or 3%, to $427.7 million compared to $440.2 million in the prior-year period, including unfavorable currency translation of $3.4 million, or 1%. The underlying sales decline was primarily in the Computer Products Group segment resulting from increased competition and lost share/reduced pricing in the tablet accessory product category and lower volume in our International segment.

Cost of Products Sold

Cost of products sold includes all manufacturing, product sourcing and distribution costs, including depreciation related to assets used in the manufacturing, procurement and distribution process, allocation of certain information technology costs supporting those processes, inbound and outbound freight, shipping and handling costs, purchasing costs associated with materials and packaging used in the production processes, and inventory valuation adjustments. Cost of products sold decreased $6.0 million, or 2%, to $297.1 million compared to $303.1 million in the prior-year period, including a $2.9 million reduction from currency translation. The underlying decline was primarily driven by lower sales.

Gross Profit

Management believes that gross profit and gross profit margin provide enhanced shareholder understanding of underlying operating profit drivers. Gross profit decreased $6.5 million, or 5%, to $130.6 million compared to $137.1 million in the prior-year period, including a reduction from unfavorable currency translation of $0.5 million. Gross profit margin decreased to 30.5% from 31.1%. The underlying decline was primarily due to the lower overall sales volume and increased inventory write-offs for tablet accessories in the Computer Products Group segment.

Advertising, Selling, General and Administrative Expenses

Advertising, selling, general and administrative expenses (“SG&A”) include advertising, marketing, selling (including commissions), research and development, customer service, depreciation related to assets outside the manufacturing and distribution processes and all other general and administrative expenses outside the manufacturing and distribution functions (e.g., finance, human resources, information technology, etc.). SG&A decreased $6.0 million, or 7%, to $81.1 million, compared to $87.1 million in the prior-year period, including a reduction from favorable currency translation of $0.3 million. The decrease was driven by the savings related to restructuring activities and lower pension costs.

As a percentage of sales, SG&A decreased to 19.0% compared to 19.8% in the prior-year period, as the impact of the cost reductions mentioned above was partially offset by lower sales volume.

Restructuring Charges

Restructuring charges decreased by $5.9 million as there were no additional restructuring initiatives announced in 2014.

Operating Income

Operating income increased by $6.0 million, or 16%, to $43.9 million compared to $37.9 million in the prior-year period, including unfavorable currency translation of $0.2 million, or 1%. The underlying improvement was primarily due to the absence of restructuring charges and lower SG&A expenses, partially offset by lower gross profit.

Interest Expense and Other Expense, Net

Interest expense decreased by $2.8 million, or 19%, to $12.2 million compared to $15.0 million in the prior-year period. The decrease was primarily due to lower interest rates resulting from the Company's refinancing in the second quarter of 2013 and lower debt outstanding compared to the prior year.

Other expense, net decreased by $9.5 million. The reduction was due to the absence of a $9.4 million write-off of debt origination costs related to the second quarter 2013 refinancing.

Income Taxes

Income tax expense from continuing operations was $13.6 million on income before taxes of $34.9 million. For the prior-year period, income tax expense from continuing operations was $6.6 million on income before taxes of $16.1 million. The increase in income tax expense was primarily due to the increase in pre-tax earnings.

Segment Discussion

	Three Months Ended June 30, 2014			Amount of Change
	Net Sales	Segment Operating Income (A)	Operating Income Margin	Net Sales	Net Sales	Segment Operating Income	Segment Operating Income	Margin Points

(in millions of dollars)				$	%	$	%
ACCO Brands North America	$283.7	$49.0	17.3%	$(3.2)	(1)%	$15.3	45%	560
ACCO Brands International	111.3	5.2	4.7%	(4.8)	(4)%	(5.3)	(50)%	(430)
Computer Products Group	32.7	0.4	1.2%	(4.5)	(12)%	(2.5)	(86)%	(660)
Total segment	$427.7	$54.6		$(12.5)		$7.5

	Three Months Ended June 30, 2013
	Net Sales	Segment Operating Income (A)	Operating Income Margin

(in millions of dollars)
ACCO Brands North America	$286.9	$33.7	11.7%
ACCO Brands International	116.1	10.5	9.0%
Computer Products Group	37.2	2.9	7.8%
Total segment	$440.2	$47.1
(A)     Segment operating income excludes corporate costs; Interest expense; Interest income; Equity in earnings of joint ventures and Other expense, net. See “Part I, Item 1. Financial Statements Note 14, Information on Business Segments”, for a reconciliation of total Segment operating income to Income (loss) from continuing operations before income tax.

ACCO Brands North America

ACCO Brands North America net sales decreased $3.2 million, or 1%, to $283.7 million compared to $286.9 million in the prior-year period. Unfavorable currency translation of $2.8 million, or 1% contributed to the decline. Higher sales and pricing for the back-to-school season were offset by a $6.5 million sales decline with a large customer that has recently merged and has been changed to a consignment basis for calendar products, which delays the timing of reporting for the related sales to subsequent quarters.

ACCO Brands North America operating income increased $15.3 million, or 45%, to $49.0 million compared to $33.7 million in the prior-year period, and operating income margin increased to 17.3% from 11.7% in the prior-year period. The improvement was primarily due to lower restructuring charges of $5.2 million, as well as, cost savings resulting from restructuring initiatives and other productivity improvements and lower pension expenses. Also contributing to the improvement was the absence of $1.7 million of Mead C&OP IT integration charges, which were included in the prior year.

ACCO Brands International

ACCO Brands International net sales decreased $4.8 million, or 4%, to $111.3 million compared to $116.1 million in the prior-year period and includes unfavorable currency translation of $1.0 million, or 1%. The underlying sales decline was principally driven by lower volume in Europe and Mexico, due to a timing shift among quarters, partially offset by higher pricing in all regions.

ACCO Brands International operating income decreased $5.3 million, or 50%, to $5.2 million compared to $10.5 million in the prior-year period, and operating income margin decreased to 4.7% from 9.0% in the prior-year period. The decline was primarily driven by the non-recurrence of a $2.6 million gain on the sale of a building in 2013, lower volumes, increased investment in go-to-market expenses to drive sales growth in emerging markets and higher bad debt expense, partially offset by lower pension expenses.

Computer Products Group

Computer Products Group net sales decreased $4.5 million, or 12%, to $32.7 million compared to $37.2 million in the prior-year period. The decline was due to reduced volume and pricing of tablet accessories resulting from increased competition and reduced market demand. Sales of our security and laptop accessory products (80% of second quarter sales) were flat compared to the prior year.

Computer Products Group operating income decreased $2.5 million, or 86%, to $0.4 million compared to $2.9 million in the prior-year period, and operating income margin decreased to 1.2% from 7.8% in the prior-year period. The declines in operating income and margin were primarily due to substantially lower sales in the tablet accessory business, along with increased inventory write-offs for tablet accessories.

Six months ended June 30, 2014 versus six months ended June 30, 2013

The following table presents the Company’s results for the six months ended June 30, 2014 and 2013, respectively.

	Six Months Ended June 30,		Amount of Change
(in millions of dollars)	2014	2013	$	%
Net sales	$757.1	$792.2	$(35.1)	(4)%
Cost of products sold	538.2	558.4	(20.2)	(4)%
Gross profit	218.9	233.8	(14.9)	(6)%
Gross profit margin	28.9%	29.5%		(0.6)	pts
Advertising, selling, general and administrative expenses	163.0	176.7	(13.7)	(8)%
Amortization of intangibles	11.5	12.8	(1.3)	(10)%
Restructuring charges	1.1	15.6	(14.5)	(93)%
Operating income	43.3	28.7	14.6	51%
Operating income margin	5.7%	3.6%		2.1	pts
Interest expense	24.5	31.4	(6.9)	(22)%
Interest income	(3.1)	(2.2)	(0.9)	41%
Equity in earnings of joint ventures	(2.4)	(2.6)	0.2	(8)%
Other expense, net	0.1	9.5	(9.4)	(99)%
Income tax expense (benefit)	10.7	(8.0)	18.7	NM
Effective tax rate	44.2%	NM		NM
Income from continuing operations	13.5	0.6	12.9	NM
Loss from discontinued operations, net of income taxes	—	(0.1)	0.1	100%
Net income	13.5	0.5	13.0	NM

Net Sales

Net sales decreased by $35.1 million, or 4%, to $757.1 million compared to $792.2 million in the prior-year period, including unfavorable currency translation of $14.9 million, or 1.9%. The underlying sales decline of 2.5%, was principally in the North America segment primarily due to soft demand and customer inventory reductions during the first quarter. The Computer Products Group segment decline was due to increased competition and lost share/reduced pricing in the tablet accessory space. International segment sales increased.

Cost of Products Sold

Cost of products sold includes all manufacturing, product sourcing and distribution costs, including depreciation related to assets used in the manufacturing, procurement and distribution process, allocation of certain information technology costs supporting those processes, inbound and outbound freight, shipping and handling costs, purchasing costs associated with materials and packaging used in the production processes and inventory valuation adjustments. Cost of products sold decreased $20.2 million, or 4%, to $538.2 million compared to $558.4 million in the prior-year period. The decrease primarily was the result of an $11.8 million reduction from currency translation and lower sales and cost savings primarily in the North America segment.

Gross Profit

Management believes that gross profit and gross profit margin provide enhanced shareholder understanding of underlying operating profit drivers. Gross profit decreased $14.9 million, or 6%, to $218.9 million compared to $233.8 million in the prior-year period, including a reduction from currency translation of $3.1 million, or 1%. The underlying change was primarily due to the lower sales volume and distribution inefficiencies in the North America segment in the first quarter, which were partially offset by other cost savings and productivity improvements, lower sales volume and increased inventory write-offs for tablet accessories in the Computer Products Group segment.

Gross profit margin decreased to 28.9% from 29.5% primarily due to the lower margins in the Computer Products Group due to lower pricing and increased inventory write-offs.

Advertising, selling, general and administrative expenses

Advertising, selling, general and administrative expenses (“SG&A”) include advertising, marketing, selling (including commissions), research and development, customer service, depreciation related to assets outside the manufacturing and distribution processes and all other general and administrative expenses outside the manufacturing and distribution functions (e.g., finance, human resources, information technology, etc.). SG&A decreased $13.7 million, or 8%, to $163.0 million compared to $176.7 million in the prior-year period. The decrease included a reduction from favorable currency translation of $2.3 million. The underlying decrease was driven by savings related to restructuring activities and lower pension costs as well as the absence of $1.8 million of costs associated with our U.S and corporate headquarters relocation in the prior year.

As a percentage of sales, SG&A decreased to 21.5% compared to 22.3% in the prior-year period, primarily due to the cost reductions mentioned above, partially offset by lower sales volume.

Restructuring Charges

Restructuring charges were $1.1 million, compared to $15.6 million in the prior-year period. Restructuring charges in the current year reflect adjustments to the initiatives announced in 2013.

Operating Income

Operating income increased $14.6 million, or 51%, to $43.3 million compared to $28.7 million in the prior-year period, including unfavorable currency translation of $0.7 million, or 2%. The improvement was primarily due to lower restructuring charges and SG&A expenses, partiality offset by lower gross profit.

Interest Expense and Other Expense, Net

Interest expense decreased by $6.9 million, or 22%, to $24.5 million compared to $31.4 million in the prior-year period. The decrease was primarily due to lower interest rates resulting from the Company's refinancing in the second quarter of 2013 and lower debt outstanding compared to the prior year.

Other expense, net decreased by $9.4 million. The reduction was due to the absence of a $9.4 million write-off of debt origination costs related to the second quarter 2013 refinancing.

Income Taxes

For the six months ended June 30, 2014, we recorded an income tax expense from continuing operations of $10.7 million on income before taxes of $24.2 million. For the six months ended June 30, 2013, we reported an income tax benefit from continuing operations of $8.0 million on a loss before taxes of $7.4 million. The high effective tax rate was primarily due to the release of valuation allowances for certain foreign jurisdictions in the amount of $7.0 million.

Segment Discussion

	Six Months Ended June 30, 2014			Amount of Change
	Net Sales	Segment Operating Income (A)	Operating Income Margin	Net Sales	Net Sales	Segment Operating Income	Segment Operating Income	Margin Points

(in millions of dollars)				$	%	$	%
ACCO Brands North America	$455.1	$47.5	10.4%	$(20.8)	(4)%	$22.0	86%	500
ACCO Brands International	235.6	12.8	5.4%	(6.7)	(3)%	(1.7)	(12)%	(60)
Computer Products	66.4	2.3	3.5%	(7.6)	(10)%	(3.4)	(60)%	(420)
Total segment	$757.1	$62.6		$(35.1)		$16.9

	Six Months Ended June 30, 2013
	Net Sales	Segment Operating Income (A)	Operating Income Margin

(in millions of dollars)
ACCO Brands North America	$475.9	$25.5	5.4%
ACCO Brands International	242.3	14.5	6.0%
Computer Products	74.0	5.7	7.7%
Total segment	$792.2	$45.7
(A)     Segment operating income excludes corporate costs; Interest expense; Interest income; Equity in earnings of joint ventures and Other expense, net. See Note 14, Information on Business Segments, to our condensed consolidated financial statements contained in Item 1 of this report for a reconciliation of total Segment operating income to Income (loss) from continuing operations before income tax.

ACCO Brands North America

ACCO Brands North America net sales decreased $20.8 million, or 4%, to $455.1 million, compared to $475.9 million in the prior-year period, including unfavorable currency translation of $5.2 million, or 1%. The underlying sales decline was primarily due to soft demand and customer inventory reductions in the first quarter of 2014.

ACCO Brands North Americas operating income increased $22.0 million, or 86%, to $47.5 million compared to $25.5 million in the prior-year period, and operating income margin increased to 10.4% from 5.4% in the prior-year period. The improvement was primarily due to lower restructuring charges of $9.4 million as well as cost savings resulting from restructuring initiatives, other productivity improvements and lower pension expenses. Also contributing to the improvement were the absence of $2.9 million of Mead C&OP IT integration charges and $1.8 million of costs associated with our U.S and corporate headquarters relocation, which were included in the prior year. These improvements were partially offset by the decline in sales.

ACCO Brands International

ACCO Brands International net sales decreased $6.7 million, or 3%, to $235.6 million compared to $242.3 million in the prior-year period. The decline was due to unfavorable currency translation of $10.2 million, or 4%. The underlying sales improvement was primarily driven by price increases, which were partially offset by lower volume in Europe and Australia.

ACCO Brands International operating income decreased $1.7 million, or 12%, to $12.8 million compared to $14.5 million in the prior-year period, and operating income margin decreased to 5.4% from 6.0% in the prior-year period. Foreign currency translation negatively impacted results by $0.7 million, or 5%. The underlying decline reflects the non-repeat of a $2.6 million gain on the sale of a building in 2013, increased investment in go-to-market expenses to drive sales growth in emerging markets and higher bad debt expenses, offset by lower restructuring charges of $3.9 million and lower pension expenses.

Computer Products Group

Computer Products Group net sales decreased $7.6 million, or 10%, to $66.4 million compared to $74.0 million in the prior-year period. The decline was due to reduced volume and pricing of tablet accessories resulting from increased competition and reduced market demand. Sales of our security and laptop accessory products (80% of year-to-date sales) were up slightly compared to the prior year.

Computer Products Group operating income decreased $3.4 million, or 60% to $2.3 million, compared to $5.7 million in the prior-year period, and operating margin decreased to 3.5% from 7.7% in the prior-year period. The declines in operating income and margin were primarily due to substantially lower sales in the tablet accessory business, partially offset by lower restructuring charges of $1.0 million and lower SG&A expenses.

Liquidity and Capital Resources

Our primary liquidity needs are to service indebtedness, reduce our borrowings, fund capital expenditures and support working capital requirements. Our principal sources of liquidity are cash flows from operating activities, cash and cash equivalents held and seasonal borrowings under our Revolving Facility. As of June 30, 2014, there were borrowings of $42.5 million under our Revolving Facility and the amount available for borrowings was $195.4 million (allowing for $12.1 million of letters of credit outstanding on that date). We maintain adequate financing arrangements at market rates. Because of the seasonality of our business we typically generate much of our cash flow in the first, third and fourth quarters as receivables are collected. Our Brazilian business is highly seasonal due to the combined impact of the back-to-school season coinciding with the calendar year-end in the fourth quarter. Due to various tax laws, it is costly to transfer short-term working capital in and out of Brazil. Our normal practice is therefore to hold seasonal cash requirements within Brazil, invested in short-term Brazilian government securities. Consolidated cash and cash equivalents was $92.3 million as of June 30, 2014, of which approximately $75 million was held in Brazil. Our priority for all other cash flow use over the near term, after funding internal growth, is debt reduction and to fund acquisitions.

The current senior secured credit facilities have a weighted average interest rate of 2.23% as of June 30, 2014 and our senior unsecured notes have a fixed interest rate of 6.75%.

Cash Flow for the six months ended June 30, 2014 versus six months ended June 30, 2013

Cash Flow from Operating Activities

For the six months ended June 30, 2014 cash provided by operating activities was $5.6 million compared to $57.2 million in the prior-year period. Net income as of June 30, 2014 was $13.5 million compared to $0.5 million in 2013. The 2013 net income includes non-cash income from the release of income tax valuation allowances of $7.0 million.

Cash provided by operating activities during the six months ended June 30, 2014 was $5.6 million. The net cash inflow during the first six months was generated by net working capital (accounts receivable, inventories and accounts payable), which was $48.9 million. Of this, $108.1 million is related to collections of customer accounts receivable, which is seasonally very strong during the first quarter when the high volume of sales from the third and fourth quarters is collected. Cash used for inventory of $71.3 million is the result of inventory purchases in support of the 2014 back-to-school selling season. Cash generated by accounts payable of $12.1 million reflects purchases of raw materials earlier than in the prior year in anticipation of paper price increases, which were settled prior to the end of our second quarter. Partially offsetting the cash flow generated by net working capital were significant cash outflows related to the settlement of customer rebate program liabilities and the payment of our restructuring liabilities. Other significant cash payments in 2014 include income tax payments of $17.9 million, which were lower than the $21.6 million paid in 2013, and cash contributions to the Company's pension plans which were $8.2 million in 2014, compared to the $5.6 million in 2013. In addition, cash interest payments in 2014 were $22.8 million, compared to $27.6 million in the prior-year period (prior to our second quarter of 2013 refinancing).

During the six months ended June 30, 2013 the cash provided by operating activities was $57.2 million. The net cash inflow was primarily generated by net working capital (accounts receivable, inventories and accounts payable) of $77.3 million, of which $94.4 million was related to collections of customer accounts receivable. The use of cash for inventory of $64.8 million was driven by second quarter inventory purchases related to the back-to-school manufacturing and selling season.

The table below shows our cash flow from accounts receivable, inventories and accounts payable for the six months ended June 30, 2014 and 2013:

	Three Months Ended
(in millions of dollars)	June 30, 2014	June 30, 2013
Accounts receivable	$108.1	$94.4
Inventories	(71.3)	(64.8)
Accounts payable	12.1	47.7
Cash flow provided by net working capital	$48.9	$77.3

Cash Flow from Investing Activities

Cash used by investing activities was $9.3 million and $24.1 million for the six months ended June 30, 2014 and 2013, respectively. Gross capital expenditures were $13.1 million and $26.6 million for the six months ended June 30, 2014 and 2013, respectively. The decrease in capital expenditures was due to a reduction in information technology related activity. Additionally, the prior year included significant investments associated with the Company's headquarters relocation.

Cash Flow from Financing Activities

Cash provided by financing activities for the six months ended June 30, 2014 and 2013 was $41.2 million and $14.2 million, respectively. Cash provided in 2014 represents borrowings on our Revolving Facility of $43.3 million and in 2013 cash provided represents proceeds from new long-term debt facilities of $530.0 million, and borrowings on our Revolving Facility of $58.1 million, net of debt repayments of the Company's previously existing debt facilities of $569.1 million and $3.9 million of debt issuance payments. This did not recur in 2014, as all required debt service payments associated with 2014 were accelerated into 2013.
Credit Facilities and Notes Covenants

As of and for the period ended June 30, 2014, the Company was in compliance with all applicable covenants under the senior secured credit facilities and indenture governing the senior unsecured notes.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. There have been no material changes to Foreign Exchange Risk Management or Interest Rate Risk Management in the quarter ended June 30, 2014 or through the date of this report.

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

As of the end of the period covered by this quarterly Report on Form 10-Q, we evaluated, under the supervision and with the participation of our Disclosure Committee, including the Chief Executive Officer and the Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Even though we believe we have taken the actions necessary to remediate the deficiencies which gave rise to the material weakness, management can only conclude the internal controls are effective when they are proven through repeatable execution over time. Consequently, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2014, our disclosure controls and procedures were not effective.

In light of this material weakness in internal control over financial reporting, prior to filing of our Annual Report on Form 10-K for the year ended December 31, 2013 we completed additional testing and verification procedures. These additional procedures and the progress of our remediation efforts have allowed us to conclude that, notwithstanding the material weakness and the ineffectiveness of our controls and procedures, the Condensed Consolidated Financial Statements in this report fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with U.S. GAAP.

Management’s Remediation Plan

As more fully described below, management’s plan to remediate the material weakness and achieve the effectiveness of our disclosure controls and procedures has been substantially completed.

Management believes implementation of its remediation plan has effectively remediated the material weakness. However, because the reliability of the internal control process requires repeatable execution, the successful remediation of the material weakness will require further review and evidence of effectiveness prior to management concluding that our disclosure controls and procedures are effective. The Company will continue to test and re-evaluate the effectiveness of the Mead C&OP IT general controls until it is satisfied that the material weakness has been remediated and that its disclosure controls and procedures are effective.

Management's plan to remediate the material weakness included the following actions:

•	The appropriate change management control settings, including tracking of access and history of changes, were properly configured and the log files are being reviewed.

•	Internal IT resources were reassigned to remediate the deficiencies identified and to improve control within the IT environment.

•	An additional dedicated resource, reporting to our Chief Financial Officer, was appointed to monitor and verify the IT control environment on an ongoing basis.

•	Appropriate change management processes including appropriate reviews and approvals were implemented.

•
A robust training program was designed and implemented. All personnel with responsibility for IT general controls completed appropriate retraining regarding IT general control objectives and their roles and responsibilities for them. Additional specialized training for those who are responsible for and oversee the key IT general controls was conducted during the current quarter.

•	Controls associated with IT system access were reviewed and, where necessary, revised.

•	Access rules for our outsourced service providers were codified and implemented to remediate the deficiencies identified.

•
We have implemented robust monitoring processes within the IT function to ensure effective operation of our key IT controls. These processes include retention of proper evidence to demonstrate the complete and timely execution of each key control. Ongoing monitoring also provides a control feedback loop that provides for the control design to be revised as needed to suit changing circumstances and ensures that we amend the associated control documentation.

(b) Changes in Internal Control over Financial Reporting.
Other than the changes disclosed above, there has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2014, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

New Litigation

In December 2013, ACCO Brands filed a lawsuit (the "PR Lawsuit") in United States District Court for the District of Puerto Rico against Pineyro y Lara Comercial S.A., one of ACCO Brands' distributors in the Dominican Republic ("DR") and Puerto Rico ("PR"), and its affiliate, Pineyro y Lara of Puerto Rico, Inc. (collectively, “PyL”), seeking payment of amounts due and owing from PyL for merchandise purchased in 2013, and a declaration that ACCO Brands has just cause to terminate its distribution relationship with PyL under both DR and PR law. In April 2014, PyL filed its answer and counterclaims, denying all material claims, asserting several substantive defenses and asserting two counterclaims for unlawful termination under Dominican Republic Law 173 ("DR Law 173") and its equivalent under PR law, respectively. The parties are engaged in limited jurisdictional discovery being taken pursuant to Court order.

In a related proceeding, in June 2014, Pineyro y Lara Comercial S.A. filed a lawsuit (the “DR Lawsuit”) in the Second Criminal Chamber of the Court of First Instance of the National District in the DR, against ACCO Brands USA, LLC, Tilibra Produtos de Papelaria, Ltda., ACCO Mexicana, S.A. de C.V. (collectively, “ACCO Brands”) and another ACCO Brands’ distributor, Compania Caribe Comercial, SAS (“CCC”). Plaintiff alleges that ACCO Brands unilaterally terminated its DR distribution relationship with plaintiff in June 2013 in violation of DR Law 173. Plaintiff also alleges that CCC is jointly and severally liable for the damages sustained as a result of the termination. Plaintiff seeks statutory damages for the alleged termination. ACCO Brands has not yet been served with the complaint.

Management believes it has meritorious defenses to the DR Lawsuit and the counterclaims alleged by PyL in the PR Lawsuit and intends to vigorously defend those matters. Because litigation outcomes are inherently unpredictable, there can be no assurance that we will ultimately prevail and an adverse outcome could have a material adverse effect on our earnings in any given reporting period. However, in the opinion of our management, any ultimate liability is not expected to have a material adverse effect on our financial condition, results of operation or cash flow.

Other Pending Litigation

There are various other claims, lawsuits and pending actions against us incidental to our operations, including the income tax assessment against our Brazilian subsidiary, Tilibra Produtos de Papelaria Ltda, which is more fully described in our Annual Report on Form 10-K for the year ended December 31, 2013 and in "Note 9. Income Taxes - Income Tax Assessment" to the Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q (the "Brazilian Tax Assessment"). It is the opinion of management that (other than the Brazilian Tax Assessment) the ultimate resolution of these matters will not have a material adverse effect on our consolidated financial condition, results of operations or cash flows. However, we can make no assurances that we will ultimately be successful in our defense of any of these matters.

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in “Part I, Item 1A. - Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.
ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.
ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit
Number        Description of Exhibit

10.1
Second Amendment to the Amended and Restated Credit Agreement dated as of June 26, 2014, among the Company, certain subsidiaries of the Company, Bank of America, N.A., as administrative agent, and the other agents and lenders party thereto (incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K filed on June 27, 2014 (File No. 001-08454))

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

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows and (v) related notes to those financial statements*

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
Thomas P. O’Neill, Jr.
Senior Vice President, Finance and Accounting (principal accounting officer)
Date: July 30, 2014

EXHIBIT INDEX
Exhibit
Number        Description of Exhibit

10.1
Second Amendment to the Amended and Restated Credit Agreement dated as of June 26, 2014, among the Company, certain subsidiaries of the Company, Bank of America, N.A., as administrative agent, and the other agents and lenders party thereto (incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K filed on June 27, 2014 (File No. 001-08454))

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

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows and (v) related notes to those financial statements*

*	Filed herewith.

**	Furnished herewith.