Form 10-Q
period 2014-09-30
ACCO BRANDS Corp
filed 2014-10-29
CIK 712034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2014

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 27, 2014, the registrant had outstanding 112,109,369 shares of Common Stock.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of invoking these safe harbor provisions. These forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of ACCO Brands Corporation (the “Company”), are generally identifiable by use of the words “will,” “believe,” “expect,” “intend,” “anticipate,” “estimate,” “forecast,” “project,” “plan,” or similar expressions. In particular, our business outlook is based on certain assumptions which we believe to be reasonable under the circumstances. These include, without limitation, assumptions regarding changes in the macro environment, fluctuations in foreign currency rates, changes in the competitive landscape and consumer behavior and the effect of consolidation in the office products industry, as well as other factors. Some of the factors that could affect our results or cause plans, actions and results to differ materially from current expectations are detailed in “Part I, Item 1. Business” and “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, and the financial statement line item discussions set forth in “Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q and from time to time in our other Securities and Exchange Commission (“SEC”) filings.

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

The condensed consolidated financial statements included herein in “Part I, Item 1. Financial Statements,” should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ACCO Brands Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

	September 30, 2014	December 31, 2013
(in millions of dollars)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$72.5	$53.5
Accounts receivable, net	386.8	471.9
Inventories	286.2	254.7
Deferred income taxes	37.3	33.5
Other current assets	41.6	28.1
Total current assets	824.4	841.7
Total property, plant and equipment	552.1	548.5
Less accumulated depreciation	(309.4)	(295.2)
Property, plant and equipment, net	242.7	253.3
Deferred income taxes	30.9	37.3
Goodwill	558.2	568.3
Identifiable intangibles, net	584.7	607.0
Other non-current assets	68.6	75.3
Total assets	$2,309.5	$2,382.9
Liabilities and Stockholders' Equity
Current liabilities:
Notes payable	$0.8	$—
Current portion of long-term debt	0.2	0.1
Accounts payable	150.9	177.9
Accrued compensation	34.2	32.0
Accrued customer program liabilities	96.9	123.6
Accrued interest	15.2	7.0
Other current liabilities	74.9	104.5
Total current liabilities	373.1	445.1
Long-term debt	895.6	920.8
Deferred income taxes	185.1	169.1
Pension and post-retirement benefit obligations	45.0	61.7
Other non-current liabilities	82.7	83.9
Total liabilities	1,581.5	1,680.6
Stockholders' equity:
Common stock	1.1	1.1
Treasury stock	(5.4)	(3.5)
Paid-in capital	2,040.8	2,035.0
Accumulated other comprehensive loss	(211.5)	(185.6)
Accumulated deficit	(1,097.0)	(1,144.7)
Total stockholders' equity	728.0	702.3
Total liabilities and stockholders' equity	$2,309.5	$2,382.9

See Notes to Condensed Consolidated Financial Statements.

ACCO Brands Corporation and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions of dollars, except per share data)	2014	2013	2014	2013
Net sales	$472.2	$469.2	$1,229.3	$1,261.4
Cost of products sold	320.3	328.1	858.5	886.5
Gross profit	151.9	141.1	370.8	374.9
Operating costs and expenses:
Advertising, selling, general and administrative expenses	84.2	82.6	247.2	259.3
Amortization of intangibles	5.4	5.9	16.9	18.7
Restructuring charges	0.5	2.3	1.6	17.9
Total operating costs and expenses	90.1	90.8	265.7	295.9
Operating income	61.8	50.3	105.1	79.0
Non-operating expense (income):
Interest expense	12.5	13.9	37.0	45.3
Interest income	(1.6)	(1.4)	(4.7)	(3.6)
Equity in earnings of joint ventures	(2.9)	(3.3)	(5.3)	(5.9)
Other expense, net	0.2	0.1	0.3	9.6
Income from continuing operations before income tax	53.6	41.0	77.8	33.6
Income tax expense	19.4	14.6	30.1	6.6
Income from continuing operations	34.2	26.4	47.7	27.0
Loss from discontinued operations, net of income taxes	—	—	—	(0.1)
Net income	$34.2	$26.4	$47.7	$26.9
Per share:
Basic income per share:
Income from continuing operations	$0.30	$0.23	$0.42	$0.24
Loss from discontinued operations	$—	$—	$—	$—
Basic income per share	$0.30	$0.23	$0.42	$0.24
Diluted income per share:
Income from continuing operations	$0.29	$0.23	$0.41	$0.23
Loss from discontinued operations	$—	$—	$—	$—
Diluted income per share	$0.29	$0.23	$0.41	$0.23
Weighted average number of shares outstanding:
Basic	114.4	113.6	114.2	113.5
Diluted	117.0	115.8	116.7	115.6
See Notes to Condensed Consolidated Financial Statements.

ACCO Brands Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions of dollars)	2014	2013	2014	2013
Net income	$34.2	$26.4	$47.7	$26.9
Other comprehensive income (loss), before tax:
Unrealized gain (loss) on derivative financial instruments:
Gain (loss) arising during the period	4.0	(1.6)	3.7	3.1
Reclassification of gain included in net income	(0.3)	(1.6)	(1.2)	(3.3)
Foreign currency translation:
Foreign currency translation adjustments	(60.0)	0.2	(32.2)	(44.4)
Pension and other post-retirement plans:
Amortization of actuarial loss included in net income	1.6	2.8	4.7	8.5
Amortization of prior service cost included in net income	0.1	—	0.3	—
Other	3.9	(4.7)	1.5	—
Other comprehensive loss, before tax	(50.7)	(4.9)	(23.2)	(36.1)
Income tax benefit (expense) related to items of other comprehensive loss	(2.7)	1.1	(2.7)	(2.9)
Comprehensive income (loss)	$(19.2)	$22.6	$21.8	$(12.1)

See Notes to Condensed Consolidated Financial Statements.

ACCO Brands Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(in millions of dollars)	2014	2013
Operating activities
Net income	$47.7	$26.9
Loss (gain) on disposal of assets	0.6	(2.3)
Release of tax valuation allowance	—	(7.0)
Depreciation	26.8	30.4
Other non-cash charges	0.6	0.9
Amortization of debt issuance costs	2.9	4.3
Amortization of intangibles	16.9	18.7
Stock-based compensation	11.6	11.7
Loss on debt extinguishment	—	9.4
Equity in earnings of joint ventures, net of dividends received	(0.4)	(0.9)
Changes in balance sheet items:
Accounts receivable	72.3	85.5
Inventories	(37.5)	(30.9)
Other assets	(10.1)	(5.8)
Accounts payable	(23.2)	20.7
Accrued expenses and other liabilities	(49.0)	(27.3)
Accrued income taxes	8.3	(9.1)
Net cash provided by operating activities	67.5	125.2
Investing activities
Additions to property, plant and equipment	(21.1)	(30.2)
Payments related to the sale of discontinued operations	—	(1.4)
Proceeds from the disposition of assets	3.8	4.2
Net cash used by investing activities	(17.3)	(27.4)
Financing activities
Proceeds from long-term borrowings	—	530.0
Repayments of long-term debt	(25.1)	(601.5)
Borrowings of notes payable, net	0.8	1.1
Payments for debt issuance costs	(0.3)	(4.3)
Repurchase of common stock	(2.9)	—
Other	(1.9)	(0.6)
Net cash used by financing activities	(29.4)	(75.3)
Effect of foreign exchange rate changes on cash and cash equivalents	(1.8)	(1.7)
Net increase in cash and cash equivalents	19.0	20.8
Cash and cash equivalents
Beginning of the period	53.5	50.0
End of the period	$72.5	$70.8

See Notes to Condensed Consolidated Financial Statements.

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

As used in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, the terms "ACCO Brands," "ACCO," the "Company," "we," "us," and "our" refer to ACCO Brands Corporation and its consolidated subsidiaries.

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

The Condensed Consolidated Balance Sheet as of September 30, 2014, the related Condensed Consolidated Statements of Income and the Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2014 and 2013 and Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013 are unaudited. The December 31, 2013 Condensed Consolidated Balance Sheet data was derived from audited financial statements, but does not include all annual disclosures required by U.S. GAAP. The above referenced financial statements included herein were prepared by management on the same basis as the Company's audited consolidated financial statements for the year ended December 31, 2013 and reflect all adjustments (consisting solely of normal recurring items unless otherwise noted) which are, in the opinion of management, necessary for the fair presentation of results of operations and cash flows for the interim periods ended September 30, 2014 and 2013, and the financial position of the Company as of September 30, 2014. Interim results may not be indicative of results for a full year.

The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting periods. Actual results could differ from those estimates.

2. Recent Accounting Pronouncements

There were no new accounting pronouncements issued in the third quarter of 2014 that are expected to have a material impact on the Company’s consolidated financial statements.

3. Long-term Debt and Short-term Borrowings

Notes payable and long-term debt, listed in order of their security interests, consisted of the following as of September 30, 2014 and December 31, 2013:

(in millions of dollars)	September 30, 2014	December 31, 2013
U.S. Dollar Senior Secured Term Loan A, due May 2018 (floating interest rate of 2.24% at September 30, 2014 and 2.49% at December 31, 2013)	$395.0	$420.0
Senior Unsecured Notes, due April 2020 (fixed interest rate of 6.75%)	500.0	500.0
Other borrowings	1.6	0.9
Total debt	896.6	920.9
Less: current portion	(1.0)	(0.1)
Total long-term debt	$895.6	$920.8

As of September 30, 2014, there were no borrowings under our $250.0 million Senior Secured Revolving Credit Facility, due May 2018 ("Revolving Facility"). The amount available for borrowings was $239.1 million (allowing for $10.9 million of letters of credit outstanding on that date).

As more fully described in the Company's 2013 Annual Report on Form 10-K, we must meet certain restrictive debt covenants under the senior secured credit facilities. The indenture governing the senior unsecured notes also contains certain covenants. As of and for the periods ended September 30, 2014 and December 31, 2013, the Company was in compliance with all applicable covenants.

4. Pension and Other Retiree Benefits

The components of net periodic benefit cost (income) for pension and post-retirement plans for the three and nine months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended September 30,
	Pension Benefits				Post-retirement
	U.S.		International
(in millions of dollars)	2014	2013	2014	2013	2014	2013
Service cost	$0.5	$0.5	$0.2	$0.4	$—	$—
Interest cost	2.2	2.0	4.0	3.7	0.2	0.2
Expected return on plan assets	(3.0)	(2.6)	(5.8)	(5.1)	—	—
Amortization of net loss (gain)	1.3	2.4	0.5	0.6	(0.2)	(0.2)
Amortization of prior service cost	0.1	—	—	—	—	—
Net periodic benefit cost (income)	$1.1	$2.3	$(1.1)	$(0.4)	$—	$—

	Nine Months Ended September 30,
	Pension Benefits				Post-retirement
	U.S.		International
(in millions of dollars)	2014	2013	2014	2013	2014	2013
Service cost	$1.5	$1.5	$0.6	$1.2	$0.1	$0.2
Interest cost	6.5	6.0	11.9	11.0	0.4	0.5
Expected return on plan assets	(9.0)	(8.0)	(17.3)	(15.2)	—	—
Amortization of net loss (gain)	3.9	7.2	1.5	1.8	(0.7)	(0.6)
Amortization of prior service cost	0.3	—	—	—	—	—
Net periodic benefit cost (income)	$3.2	$6.7	$(3.3)	$(1.2)	$(0.2)	$0.1

We expect to contribute approximately $12.5 million to our defined benefit plans in 2014. For the nine months ended September 30, 2014, we have contributed $11.2 million to these plans.

5. Stock-Based Compensation

The following table summarizes the Company’s stock-based compensation expense (including stock options, restricted stock units (“RSUs”) and performance stock units (“PSUs”)) for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions of dollars)	2014	2013	2014	2013
Stock option compensation expense	$0.9	$0.8	$2.8	$2.2
RSU compensation expense	1.4	1.3	5.0	4.4
PSU compensation expense	1.6	2.2	3.8	5.1
Total stock-based compensation	$3.9	$4.3	$11.6	$11.7

The Company generally recognizes compensation expense for its stock-based awards ratably over the vesting period. Stock-based compensation expense for the nine months ended September 30, 2014 and 2013 includes $0.8 million and $0.9 million, respectively, of expense related to stock awards granted to non-employee directors, which became fully vested on the grant date.

The following table summarizes the Company's unrecognized compensation expense and the weighted-average period over which the expense will be recognized as of September 30, 2014:

	September 30, 2014
	Unrecognized	Weighted Average
	Compensation	Years Expense To Be
(in millions of dollars, except weighted average years)	Expense	Recognized Over
Stock options	$5.5	2.0
RSUs	$6.2	1.9
PSUs	$9.8	1.8

6. Inventories
Inventories are stated at the lower of cost or market value. The components of inventories were as follows:

(in millions of dollars)	September 30, 2014	December 31, 2013
Raw materials	$39.6	$36.1
Work in process	3.0	2.4
Finished goods	243.6	216.2
Total inventories	$286.2	$254.7

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

Changes in the net carrying amount of goodwill by segment were as follows:

(in millions of dollars)	ACCO Brands North America	ACCO Brands International	Computer Products Group	Total

Balance at December 31, 2013	$393.1	$168.4	$6.8	$568.3
Translation	(3.1)	(7.0)	—	(10.1)
Balance at September 30, 2014	$390.0	$161.4	$6.8	$558.2

Goodwill	$520.9	$245.6	$6.8	$773.3
Accumulated impairment losses	(130.9)	(84.2)	—	(215.1)
Balance at September 30, 2014	$390.0	$161.4	$6.8	$558.2

Identifiable Intangible Assets
The gross carrying value and accumulated amortization by class of identifiable intangible assets as of September 30, 2014 and December 31, 2013 were as follows:

	September 30, 2014				December 31, 2013
(in millions of dollars)	Gross Carrying Amounts	Accumulated Amortization		Net Book Value	Gross Carrying Amounts	Accumulated Amortization		Net Book Value
Indefinite-lived intangible assets:
Trade names	$506.3	$(44.5)	(1)	$461.8	$510.5	$(44.5)	(1)	$466.0
Amortizable intangible assets:
Trade names	129.7	(54.2)		75.5	131.3	(47.5)		83.8
Customer and contractual relationships	101.4	(55.0)		46.4	102.7	(46.4)		56.3
Patents/proprietary technology	10.3	(9.3)		1.0	10.3	(9.4)		0.9
Subtotal	241.4	(118.5)		122.9	244.3	(103.3)		141.0
Total identifiable intangibles	$747.7	$(163.0)		$584.7	$754.8	$(147.8)		$607.0

(1)	Accumulated amortization prior to the adoption of authoritative guidance on goodwill and other intangible assets, at which time further amortization ceased.
The Company’s intangible amortization expense was $5.4 million and $5.9 million for the three months ended September 30, 2014 and 2013, respectively, and $16.9 million and $18.7 million for the nine months ended September 30, 2014 and 2013, respectively.
Estimated amortization expense for amortizable intangible assets as of September 30, 2014 for the current year and the next five years are as follows:

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

8. Restructuring

During the fourth quarter of 2013, in light of current economic and industry conditions and in anticipation of an uncertain demand environment as well as the expected impact of industry consolidation in 2014, we committed to restructuring actions that were primarily focused on streamlining our North American school, office and computer products workforce, impacting all operational, supply chain and administrative functions. Such efforts began in early 2014, and are expected to be substantially completed by the end of 2014.

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

We recorded $0.5 million and $2.3 million of restructuring charges for the three months ended September 30, 2014 and 2013, as well as $1.6 million and $17.9 million for the nine months ended September 30, 2014 and 2013, respectively. The charges recorded during 2014 relate to those actions announced during the fourth quarter of 2013 and include one additional cost-reduction initiative for $0.9 million that was recorded during the third quarter of 2014.
A summary of the activity in the restructuring accounts for the nine months ended September 30, 2014 was as follows:

(in millions of dollars)	Balance at December 31, 2013	Provision	Cash Expenditures	Non-cash Items/ Currency Change	Balance at September 30, 2014
Employee termination costs	$19.1	$0.7	$(13.7)	$(0.2)	$5.9
Termination of lease agreements	1.4	0.6	(1.4)	—	0.6
Asset impairments/net loss on disposal of assets resulting from restructuring activities	—	0.2	0.1	(0.3)	—
Other	—	0.1	(0.1)	—	—
Total restructuring liability	$20.5	$1.6	$(15.1)	$(0.5)	$6.5

We expect the remaining $5.9 million of employee termination costs to be substantially paid within the next 12 months. Cash payments associated with lease termination costs of $0.6 million are expected to be paid within the next 12 months.

9. Income Taxes

The reconciliation of income taxes for the three and nine month periods ended September 30, 2014 and 2013, computed at the U.S. federal statutory income tax rate, compared to our effective income tax rate for continuing operations, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions of dollars)	2014	2013	2014	2013
Income tax expense computed at U.S. statutory income tax rate (35%)	$18.8	$14.4	$27.3	$11.8
Decrease of valuation allowances, net	—	—	—	(7.0)
Miscellaneous	0.6	0.2	2.8	1.8
Income tax expense as reported	$19.4	$14.6	$30.1	$6.6
Effective tax rate	36.2%	35.6%	38.7%	19.6%

For the nine months ended September 30, 2014, we recorded an income tax expense from continuing operations of $30.1 million on income before taxes of $77.8 million. For the nine months ended September 30, 2013, we reported an income tax expense from continuing operations of $6.6 million on income before taxes of $33.6 million. The low effective tax rate in 2013 was primarily due to the release of valuation allowances for certain foreign jurisdictions in the amount of $7.0 million.

The U.S. federal statute of limitations remains open for the year 2011 and forward. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from 3 to 5 years. Years still open to examination by foreign tax authorities in major jurisdictions include Australia (2010 forward), Brazil (2009 forward), Canada (2006 forward) and the U.K. (2011 forward). We are currently under examination in various foreign jurisdictions.

Income Tax Assessment

In connection with our May 1, 2012 acquisition of Mead Consumer and Office Products Business ("Mead C&OP") we assumed all of the tax liabilities for the acquired foreign operations. In December of 2012, the Federal Revenue Department of the Ministry of Finance of Brazil ("FRD") issued a tax assessment against our acquired indirect subsidiary, Tilibra Produtos de Papelaria Ltda. ("Tilibra"), which challenged the deduction of goodwill from Tilibra's taxable income for the year 2007. A second assessment challenging the deduction of goodwill from Tilibra's taxable income for the years 2008, 2009 and 2010 was issued by FRD in October 2013. The assessments seek payment of approximately R100.7 million ($41.0 million based on current exchange rates) of tax, penalties and interest.

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

Because there is no settled legal precedent on which to base a definitive opinion as to whether we will ultimately prevail, the Company considers the outcome of this dispute to be uncertain. Since it is not more likely than not that we will prevail, in the fourth quarter of 2012, we recorded a reserve in the amount of $44.5 million in consideration of this contingency, of which $43.3 million was recorded as an adjustment to the purchase price and included the 2008-2012 tax years plus interest and penalties through December 2012. In addition, the Company will continue to accrue interest related to this contingency until such time as the outcome is known or until evidence is presented that we are more likely than not to prevail. During the three and nine months ended September 30, 2014, the Company accrued additional interest as a charge to current tax expense of $0.8 million and $2.4 million respectively, and $0.3 million and $1.0 million for the same periods in 2013.

10. Earnings per Share

Total outstanding shares as of September 30, 2014 and 2013 were 114.1 million and 113.6 million, respectively. The calculation of basic earnings per common share is based on the weighted average number of common shares outstanding in the year, or period, over which they were outstanding. Our calculation of diluted earnings per common share assumes that any common shares outstanding were increased by shares that would be issued upon exercise of those stock units for which the average market price for the period exceeds the exercise price less the shares that could have been purchased by the Company with the related proceeds, including compensation expense measured but not yet recognized, net of tax.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2014	2013	2014	2013
Weighted-average number of common shares outstanding — basic	114.4	113.6	114.2	113.5
Stock-settled stock appreciation rights	0.6	0.8	0.6	0.8
Restricted stock units	2.0	1.4	1.9	1.3
Adjusted weighted-average shares and assumed conversions — diluted	117.0	115.8	116.7	115.6

Awards of potentially dilutive shares of common stock pursuant to stock options which have exercise prices that were higher than the average market price during the period are not included in the computation of dilutive earnings per share as their effect would have been anti-dilutive. For the three and nine months ended September 30, 2014 these shares were approximately 7.3 million and 6.6 million, respectively. For the three and nine months ended September 30, 2013 these shares were approximately 6.3 million and 5.5 million, respectively.

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

Forward currency contracts are used to hedge foreign denominated inventory purchases for Europe, Australia, Canada and Japan and are designated as cash flow hedges. Unrealized gains and losses on these contracts for inventory purchases are deferred in other comprehensive income (loss) until the contracts are settled and the underlying hedged transactions are recognized, at which time the deferred gains or losses will be reported in the “Cost of products sold” line in the Condensed Consolidated Statements of Income. As of September 30, 2014 and December 31, 2013, we had cash-flow-designated foreign exchange contracts outstanding with a U.S. dollar equivalent notional value of $80.4 million and $88.7 million, respectively.
Forward currency contracts used to hedge foreign denominated intercompany loans are not designated as hedging instruments. Gains and losses on these derivative instruments are recognized within "Other expense, net" in the Condensed Consolidated Statements of Income and are largely offset by the change in the current translated value of the hedged item. The periods of the forward foreign exchange contracts correspond to the periods of the hedged transactions, and do not extend beyond September 2015. As of September 30, 2014 and December 31, 2013, we had undesignated foreign exchange contracts outstanding with a U.S. dollar equivalent notional value of $73.1 million and $55.5 million, respectively.
The following table summarizes the fair value of our derivative financial instruments as of September 30, 2014 and December 31, 2013:

	Fair Value of Derivative Instruments
	Derivative Assets			Derivative Liabilities
(in millions of dollars)	Balance Sheet Location	September 30, 2014	December 31, 2013	Balance Sheet Location	September 30, 2014	December 31, 2013
Derivatives designated as hedging instruments:
Foreign exchange contracts	Other current assets	$3.6	$1.4	Other current liabilities	$—	$0.8
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current assets	0.5	0.4	Other current liabilities	0.7	0.1
Total derivatives		$4.1	$1.8		$0.7	$0.9
The following tables summarize the pre-tax effect of our derivative financial instruments on the condensed consolidated financial statements for the three and nine months ended September 30, 2014 and 2013:

	The Effect of Derivative Instruments in Cash Flow Hedging Relationships on the Condensed Consolidated Financial Statements
	Amount of Gain (Loss) Recognized in OCI (Effective Portion)		Location of (Gain) Loss Reclassified from OCI to Income	Amount of (Gain) Loss Reclassified from AOCI to Income (Effective Portion)
	Three Months Ended September 30,			Three Months Ended September 30,
(in millions of dollars)	2014	2013		2014	2013
Cash flow hedges:
Foreign exchange contracts	$4.0	$(1.6)	Cost of products sold	$(0.3)	$(1.6)

	The Effect of Derivative Instruments in Cash Flow Hedging Relationships on the Condensed Consolidated Financial Statements
(in millions of dollars)	Amount of Gain (Loss) Recognized in OCI (Effective Portion)		Location of (Gain) Loss Reclassified from OCI to Income	Amount of (Gain) Loss Reclassified from AOCI to Income (Effective Portion)
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2014	2013		2014	2013
Cash flow hedges:
Foreign exchange contracts	$3.7	$3.1	Cost of products sold	$(1.2)	$(3.3)

	The Effect of Derivatives Not Designated as Hedging Instruments on the Consolidated Statements of Income
	Location of (Gain) Loss Recognized in Income on Derivatives	Amount of (Gain) Loss Recognized in Income		Amount of (Gain) Loss Recognized in Income
		Three Months Ended September 30,		Nine Months Ended September 30,
(in millions of dollars)		2014	2013	2014	2013
Foreign exchange contracts	Other expense, net	$—	$—	$1.4	$(0.4)

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
We have determined that our financial assets and liabilities are Level 2 in the fair value hierarchy. The following table sets forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2014 and December 31, 2013:

(in millions of dollars)	September 30, 2014	December 31, 2013
Assets:
Forward currency contracts	$4.1	$1.8
Liabilities:
Forward currency contracts	$0.7	$0.9

Our forward currency contracts are included in "Other current assets" or "Other current liabilities" and mature within 12 months. The forward foreign currency exchange contracts are primarily valued based on the foreign currency spot and forward rates quoted by the banks or foreign currency dealers. As such, these derivative instruments are classified within Level 2.

The fair values of cash and cash equivalents, notes payable to banks, accounts receivable and accounts payable approximate carrying amounts due principally to their short maturities. The carrying amount of total debt was $896.6 million and $920.9 million and the estimated fair value of total debt was $915.4 million and $912.2 million at September 30, 2014 and December 31, 2013, respectively. The fair values are determined from quoted market prices, where available, and unadjusted quoted prices in active markets for similar assets or liabilities.

13. Accumulated Other Comprehensive Income (Loss)

Comprehensive income is defined as net income (loss) and other changes in stockholders’ equity from transactions and other events from sources other than stockholders. The components of, and changes in, accumulated other comprehensive income (loss), net of tax were as follows:

(in millions of dollars)	Derivative Financial Instruments	Foreign Currency Adjustments	Unrecognized Pension and Other Post-retirement Benefit Costs	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2013	$0.3	$(89.6)	$(96.3)	$(185.6)
Other comprehensive income (loss) before reclassifications, net of tax	2.8	(32.2)	1.3	(28.1)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	(1.0)	—	3.2	2.2
Balance at September 30, 2014	$2.1	$(121.8)	$(91.8)	$(211.5)

The reclassifications out of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013		2014	2013
(in millions of dollars)	Amount of (Gain) Loss Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Statement of Income	Amount of (Gain) Loss Reclassified from Accumulated Other Comprehensive Income (Loss)
Details about Accumulated Other Comprehensive Income Components
Gain on cash flow hedges:
Foreign exchange contracts	$(0.3)	$(1.6)	Cost of products sold	$(1.2)	$(3.3)
	—	0.7	Tax benefit	0.2	1.1
	$(0.3)	$(0.9)	Net of tax	$(1.0)	$(2.2)
Defined benefit plan items:
Amortization of actuarial loss	$1.6	$2.8	(1)	$4.7	$8.5
Amortization of prior service cost	0.1	—	(1)	0.3	—
	1.7	2.8	Total before tax	5.0	8.5
	(0.6)	$(1.0)	Tax expense	(1.8)	$(3.0)
	$1.1	$1.8	Net of tax	$3.2	$5.5

Total reclassifications for the period	$0.8	$0.9	Net of tax	$2.2	$3.3

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

Net sales by business segment for the three and nine months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions of dollars)	2014	2013	2014	2013
ACCO Brands North America	$297.4	$295.9	$752.5	$771.8
ACCO Brands International	140.7	136.0	376.3	378.3
Computer Products Group	34.1	37.3	100.5	111.3
Net sales	$472.2	$469.2	$1,229.3	$1,261.4

Operating income by business segment for the three and nine months ended September 30, 2014 and 2013 was as follows (a):

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions of dollars)	2014	2013	2014	2013
ACCO Brands North America	$50.5	$36.1	$98.0	$61.6
ACCO Brands International	19.1	17.8	31.9	32.3
Computer Products Group	2.7	3.4	5.0	9.1
Segment operating income	72.3	57.3	134.9	103.0
Corporate(b)	(10.5)	(7.0)	(29.8)	(24.0)
Operating income	61.8	50.3	105.1	79.0
Interest expense	12.5	13.9	37.0	45.3
Interest income	(1.6)	(1.4)	(4.7)	(3.6)
Equity in earnings of joint ventures	(2.9)	(3.3)	(5.3)	(5.9)
Other expense, net	0.2	0.1	0.3	9.6
Income from continuing operations before income tax	$53.6	$41.0	$77.8	$33.6

(a)
Operating income as presented in the segment table above is defined as i) net sales; ii) less cost of products sold; iii) less advertising, selling, general and administrative expenses; iv) less amortization of intangibles; and v) less restructuring charges.

(b)	The increase in corporate expense was the result of various strategic initiatives and higher management incentives.

15. Joint Venture Investments

Summarized below is the financial information for the Company’s joint venture, Pelikan-Artline Pty Ltd., in which we own a 50% interest and which is accounted for under the equity method. Accordingly, we record our proportionate share of earnings or losses on the line entitled “Equity in earnings of joint ventures” in the Condensed Consolidated Statements of Income. Our share of the net assets of the joint venture is included within “Other non-current assets” in the Condensed Consolidated Balance Sheets.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions of dollars)	2014	2013	2014	2013
Net sales	$32.4	$25.6	$80.9	$76.2
Gross profit	14.1	13.9	32.0	33.2
Net income	5.7	6.6	10.5	11.8

(in millions of dollars)	September 30, 2014	December 31, 2013
Current assets	$78.8	$71.8
Non-current assets	50.0	32.5
Current liabilities	37.9	32.1
Non-current liabilities	24.3	4.9

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

16. Commitments and Contingencies

Pending Litigation - Brazil Tax Assessment

In connection with our May 1, 2012 acquisition of Mead C&OP we assumed all of the tax liabilities for the acquired foreign operations. See "Note 9. Income Taxes - Income Tax Assessment" for details on tax assessments issued by the FRD against our acquired indirect subsidiary, Tilibra, which challenged the tax deduction of goodwill from Tilibra's taxable income for the years 2007 through 2010.

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

17. Condensed Consolidating Financial Information

Certain of the Company’s 100% owned domestic subsidiaries are required to jointly and severally, fully and unconditionally guarantee the 6.75% Senior Unsecured Notes that are due in the year 2020. Rather than filing separate financial statements for each guarantor subsidiary with the SEC, the Company has elected to present the following condensed consolidating financial statements, which includes the condensed consolidating statements of comprehensive income and results of operations for the three and nine months ended September 30, 2014 and 2013, cash flows for the nine months ended September 30, 2014, and 2013, and financial position as of September 30, 2014 and December 31, 2013 of the Company and its guarantor and non-guarantor subsidiaries (in each case carrying investments under the equity method), and the eliminations necessary to arrive at the reported amounts included in the condensed consolidated financial statements of the Company.

Condensed Consolidating Balance Sheets (Unaudited)

	September 30, 2014
(in millions of dollars)	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$4.8	$—	$67.7	$—	$72.5
Accounts receivable, net	—	179.4	207.4	—	386.8
Inventories	—	157.6	128.6	—	286.2
Receivables from affiliates	18.0	166.8	62.1	(246.9)	—
Deferred income taxes	27.0	—	10.3	—	37.3
Other current assets	1.3	14.3	26.0	—	41.6
Total current assets	51.1	518.1	502.1	(246.9)	824.4
Property, plant and equipment, net	4.2	119.6	118.9	—	242.7
Deferred income taxes	0.9	—	30.0	—	30.9
Goodwill	—	330.8	227.4	—	558.2
Identifiable intangibles, net	57.5	402.2	125.0	—	584.7
Other non-current assets	17.6	1.2	49.8	—	68.6
Investment in, long term receivable from affiliates	1,831.5	871.7	441.0	(3,144.2)	—
Total assets	$1,962.8	$2,243.6	$1,494.2	$(3,391.1)	$2,309.5
Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable	$—	$—	$0.8	$—	$0.8
Current portion of long-term debt	0.1	0.1	—	—	0.2
Accounts payable	—	80.0	70.9	—	150.9
Accrued compensation	2.7	15.9	15.6	—	34.2
Accrued customer programs liabilities	—	51.2	45.7	—	96.9
Accrued interest	15.2	—	—	—	15.2
Other current liabilities	5.1	27.6	42.2	—	74.9
Payables to affiliates	5.9	207.7	250.7	(464.3)	—
Total current liabilities	29.0	382.5	425.9	(464.3)	373.1
Long-term debt	895.6	—	—	—	895.6
Long-term notes payable to affiliates	178.2	26.7	33.8	(238.7)	—
Deferred income taxes	127.4	—	57.7	—	185.1
Pension and post-retirement benefit obligations	1.3	17.1	26.6	—	45.0
Other non-current liabilities	3.3	19.4	60.0	—	82.7
Total liabilities	1,234.8	445.7	604.0	(703.0)	1,581.5
Stockholders’ equity:
Common stock	1.1	448.0	252.4	(700.4)	1.1
Treasury stock	(5.4)	—	—	—	(5.4)
Paid-in capital	2,040.8	1,551.1	743.3	(2,294.4)	2,040.8
Accumulated other comprehensive loss	(211.5)	(43.6)	(126.2)	169.8	(211.5)
(Accumulated deficit) retained earnings	(1,097.0)	(157.6)	20.7	136.9	(1,097.0)
Total stockholders’ equity	728.0	1,797.9	890.2	(2,688.1)	728.0
Total liabilities and stockholders’ equity	$1,962.8	$2,243.6	$1,494.2	$(3,391.1)	$2,309.5

 Condensed Consolidating Balance Sheets

	December 31, 2013
(in millions of dollars)	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$7.0	$1.0	$45.5	$—	$53.5
Accounts receivable, net	—	177.3	294.6	—	471.9
Inventories	—	124.8	129.9	—	254.7
Receivables from affiliates	8.2	101.5	65.0	(174.7)	—
Deferred income taxes	20.9	—	12.6	—	33.5
Other current assets	0.6	8.8	18.7	—	28.1
Total current assets	36.7	413.4	566.3	(174.7)	841.7
Property, plant and equipment, net	4.1	130.3	118.9	—	253.3
Deferred income taxes	—	—	37.3	—	37.3
Goodwill	—	330.9	237.4	—	568.3
Identifiable intangibles, net	57.6	415.4	134.0	—	607.0
Other non-current assets	20.0	6.2	49.1	—	75.3
Investment in, long term receivable from affiliates	1,818.2	868.4	441.0	(3,127.6)	—
Total assets	$1,936.6	$2,164.6	$1,584.0	$(3,302.3)	$2,382.9
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$—	$0.1	$—	$—	$0.1
Accounts payable	—	81.4	96.5	—	177.9
Accrued compensation	4.6	12.3	15.1	—	32.0
Accrued customer programs liabilities	—	65.5	58.1	—	123.6
Accrued interest	7.0	—	—	—	7.0
Other current liabilities	3.0	39.1	62.4	—	104.5
Payables to affiliates	9.5	206.4	244.0	(459.9)	—
Total current liabilities	24.1	404.8	476.1	(459.9)	445.1
Long-term debt	920.7	0.1	—	—	920.8
Long-term notes payable to affiliates	178.3	26.7	35.2	(240.2)	—
Deferred income taxes	109.2	—	59.9	—	169.1
Pension and post-retirement benefit obligations	1.5	24.2	36.0	—	61.7
Other non-current liabilities	0.5	22.0	61.4	—	83.9
Total liabilities	1,234.3	477.8	668.6	(700.1)	1,680.6
Stockholders’ equity:
Common stock	1.1	448.1	267.4	(715.5)	1.1
Treasury stock	(3.5)	—	—	—	(3.5)
Paid-in capital	2,035.0	1,551.2	743.0	(2,294.2)	2,035.0
Accumulated other comprehensive loss	(185.6)	(45.6)	(99.7)	145.3	(185.6)
(Accumulated deficit) retained earnings	(1,144.7)	(266.9)	4.7	262.2	(1,144.7)
Total stockholders’ equity	702.3	1,686.8	915.4	(2,602.2)	702.3
Total liabilities and stockholders’ equity	$1,936.6	$2,164.6	$1,584.0	$(3,302.3)	$2,382.9

Condensed Consolidating Statement of Comprehensive Income (Unaudited)

	Nine Months Ended September 30, 2014
(in millions of dollars)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Unaffiliated sales	$—	$682.3	$547.0	$—	$1,229.3
Affiliated sales	—	12.3	3.0	(15.3)	—
Net sales	—	694.6	550.0	(15.3)	1,229.3
Cost of products sold	—	486.3	387.5	(15.3)	858.5
Gross profit	—	208.3	162.5	—	370.8
Advertising, selling, general and administrative expenses	35.6	115.3	96.3	—	247.2
Amortization of intangibles	0.1	13.5	3.3	—	16.9
Restructuring charges (income)	(0.2)	(0.2)	2.0	—	1.6
Operating income (loss)	(35.5)	79.7	60.9	—	105.1
Expense (income) from affiliates	(1.2)	(20.0)	21.2	—	—
Interest expense	37.3	—	(0.3)	—	37.0
Interest income	—	—	(4.7)	—	(4.7)
Equity in earnings of joint ventures	—	—	(5.3)	—	(5.3)
Other expense (income), net	1.1	(0.6)	(0.2)	—	0.3
Income (loss) from continuing operations before income taxes and earnings of wholly owned subsidiaries	(72.7)	100.3	50.2	—	77.8
Income tax expense	10.6	—	19.5	—	30.1
Income (loss) before earnings of wholly owned subsidiaries	(83.3)	100.3	30.7	—	47.7
Earnings of wholly owned subsidiaries	131.0	30.7	—	(161.7)	—
Net income	$47.7	$131.0	$30.7	$(161.7)	$47.7
Comprehensive income	$21.8	$133.0	$4.2	$(137.2)	$21.8

Condensed Consolidating Statement of Comprehensive Income (Unaudited)

	Nine Months Ended September 30, 2013
(in millions of dollars)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Unaffiliated sales	$—	$700.0	$561.4	$—	$1,261.4
Affiliated sales	—	11.6	3.4	(15.0)	—
Net sales	—	711.6	564.8	(15.0)	1,261.4
Cost of products sold	—	504.8	396.7	(15.0)	886.5
Gross profit	—	206.8	168.1	—	374.9
Advertising, selling, general and administrative expenses	29.8	137.8	91.7	—	259.3
Amortization of intangibles	0.1	14.9	3.7	—	18.7
Restructuring charges	—	5.6	12.3	—	17.9
Operating income (loss)	(29.9)	48.5	60.4	—	79.0
Expense (income) from affiliates	(1.2)	(19.6)	20.8	—	—
Interest expense	44.8	—	0.5	—	45.3
Interest income	—	(0.1)	(3.5)	—	(3.6)
Equity in earnings of joint ventures	—	—	(5.9)	—	(5.9)
Other expense, net	6.6	2.3	0.7	—	9.6
Income (loss) from continuing operations before income taxes and earnings of wholly owned subsidiaries	(80.1)	65.9	47.8	—	33.6
Income tax (benefit) expense	(3.7)	—	10.3	—	6.6
Income (loss) from continuing operations	(76.4)	65.9	37.5	—	27.0
Loss from discontinued operations, net of income taxes	—	(0.1)	—	—	(0.1)
Income (loss) before earnings of wholly owned subsidiaries	(76.4)	65.8	37.5	—	26.9
Earnings of wholly owned subsidiaries	103.3	36.7	—	(140.0)	—
Net income	$26.9	$102.5	$37.5	$(140.0)	$26.9
Comprehensive (loss) income	$(12.1)	$106.7	$(1.9)	$(104.8)	$(12.1)

Condensed Consolidating Statement of Comprehensive Income (Unaudited)

	Three Months Ended September 30, 2014
(in millions of dollars)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Unaffiliated sales	$—	$270.6	$201.6	$—	$472.2
Affiliated sales	—	2.6	1.1	(3.7)	—
Net sales	—	273.2	202.7	(3.7)	472.2
Cost of products sold	—	186.8	137.2	(3.7)	320.3
Gross profit	—	86.4	65.5	—	151.9
Advertising, selling, general and administrative expenses	12.5	39.8	31.9	—	84.2
Amortization of intangibles	0.1	4.3	1.0	—	5.4
Restructuring charges (income)	—	(0.3)	0.8	—	0.5
Operating income (loss)	(12.6)	42.6	31.8	—	61.8
Expense (income) from affiliates	(0.5)	(6.5)	7.0	—	—
Interest expense	12.6	—	(0.1)	—	12.5
Interest income	—	—	(1.6)	—	(1.6)
Equity in earnings of joint ventures	—	—	(2.9)	—	(2.9)
Other expense (income), net	—	(0.9)	1.1	—	0.2
Income (loss) income from continuing operations before income taxes and earnings of wholly owned subsidiaries	(24.7)	50.0	28.3	—	53.6
Income tax expense	8.6	—	10.8	—	19.4
Income (loss) before earnings of wholly owned subsidiaries	(33.3)	50.0	17.5	—	34.2
Earnings of wholly owned subsidiaries	67.5	16.4	—	(83.9)	—
Net income	$34.2	$66.4	$17.5	$(83.9)	$34.2
Comprehensive income	$(19.2)	$66.9	$(32.5)	$(34.4)	$(19.2)

Condensed Consolidating Statement of Comprehensive Income (Unaudited)

	Three Months Ended September 30, 2013
(in millions of dollars)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Unaffiliated sales	$—	$270.6	$198.6	$—	$469.2
Affiliated sales	—	3.3	1.2	(4.5)	—
Net sales	—	273.9	199.8	(4.5)	469.2
Cost of products sold	—	195.0	137.6	(4.5)	328.1
Gross profit	—	78.9	62.2	—	141.1
Advertising, selling, general and administrative expenses	9.5	43.1	30.0	—	82.6
Amortization of intangibles	0.1	4.6	1.2	—	5.9
Restructuring charges	—	0.3	2.0	—	2.3
Operating income (loss)	(9.6)	30.9	29.0	—	50.3
Expense (income) from affiliates	(0.6)	(7.2)	7.8	—	—
Interest expense	13.9	—	—	—	13.9
Interest income	—	(0.1)	(1.3)	—	(1.4)
Equity in earnings of joint ventures	—	—	(3.3)	—	(3.3)
Other expense (income), net	(0.8)	0.5	0.4	—	0.1
Income (loss) from continuing operations before income taxes and earnings of wholly owned subsidiaries	(22.1)	37.7	25.4	—	41.0
Income tax expense	5.7	—	8.9	—	14.6
Income (loss) before earnings of wholly owned subsidiaries	(27.8)	37.7	16.5	—	26.4
Earnings of wholly owned subsidiaries	54.2	15.9	—	(70.1)	—
Net income	$26.4	$53.6	$16.5	$(70.1)	$26.4
Comprehensive income	$22.6	$55.0	$12.5	$(67.5)	$22.6

Condensed Consolidating Statement of Cash Flows (Unaudited)

	Nine Months Ended September 30, 2014
(in millions of dollars)	Parent	Guarantors	Non-Guarantors	Consolidated
Net cash provided (used) by operating activities	$(52.3)	$62.0	$57.8	$67.5
Investing activities:
Additions to property, plant and equipment	(0.2)	(6.7)	(14.2)	(21.1)
Payments for (proceeds from) interest in affiliates	—	15.1	(15.1)	—
Proceeds from the disposition of assets	—	3.6	0.2	3.8
Net cash (used) provided by investing activities	(0.2)	12.0	(29.1)	(17.3)
Financing activities:
Intercompany financing	55.7	(64.9)	9.2	—
Net dividends	24.7	(10.0)	(14.7)	—
Repayments of long-term debt	(25.0)	(0.1)	—	(25.1)
Borrowings of notes payable, net	—	—	0.8	0.8
Payments for debt issuance costs	(0.3)	—	—	(0.3)
Repurchase of common stock	(2.9)	—	—	(2.9)
Other	(1.9)	—	—	(1.9)
Net cash (used) provided by financing activities	50.3	(75.0)	(4.7)	(29.4)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(1.8)	(1.8)
Net increase (decrease) in cash and cash equivalents	(2.2)	(1.0)	22.2	19.0
Cash and cash equivalents:
Beginning of the period	7.0	1.0	45.5	53.5
End of the period	$4.8	$—	$67.7	$72.5

Condensed Consolidating Statement of Cash Flows (Unaudited)

	Nine Months Ended September 30, 2013
(in millions of dollars)	Parent	Guarantors	Non-Guarantors	Consolidated
Net cash provided (used) by operating activities	$(58.2)	$85.8	$97.6	$125.2
Investing activities:
Additions to property, plant and equipment	—	(19.6)	(10.6)	(30.2)
Payments for (proceeds from) interest in affiliates	—	49.3	(49.3)	—
Payments related to the sale of discontinued operations	—	(1.4)	—	(1.4)
Proceeds from the disposition of assets	—	—	4.2	4.2
Net cash (used) provided by investing activities	—	28.3	(55.7)	(27.4)
Financing activities:
Intercompany financing	43.8	(71.1)	27.3	—
Net dividends	57.8	(41.4)	(16.4)	—
Proceeds from long-term borrowings	530.0	—	—	530.0
Repayments of long-term debt	(580.1)	—	(21.4)	(601.5)
Borrowings (repayments) of notes payable, net	2.2	—	(1.1)	1.1
Payments for debt issuance costs	(4.3)	—	—	(4.3)
Other	(0.6)	—	—	(0.6)
Net cash (used) provided by financing activities	48.8	(112.5)	(11.6)	(75.3)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(1.7)	(1.7)
Net increase (decrease) in cash and cash equivalents	(9.4)	1.6	28.6	20.8
Cash and cash equivalents:
Beginning of the period	12.1	(3.0)	40.9	50.0
End of the period	$2.7	$(1.4)	$69.5	$70.8

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

Overview of Performance

During the third quarter, reported sales increased 1% compared to the prior year. The quarter-over-quarter sales improvement is a change in sales trend compared to the decline seen in recent quarters, and is a result of a strong back-to-school performance in the North America segment due largely to expanded product placements in back-to-school categories within the mass channel, partially offset by the volume decline experienced with office superstores. The International segment continued its long-term growth trend. Computer Products Group continued to report a decline in sales of tablet accessories due to our de-emphasis of the category. Net income increased primarily due to cost savings and productivity improvements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three and nine months ended September 30, 2014 and 2013, should be read in conjunction with the unaudited condensed consolidated financial statements of ACCO Brands Corporation and the accompanying notes contained herein. Unless otherwise noted, the following discussion pertains only to our continuing operations.

Three months ended September 30, 2014 versus three months ended September 30, 2013
The following table presents the Company’s results for the three months ended September 30, 2014 and 2013.

	Three Months Ended September 30,		Amount of Change
(in millions of dollars)	2014	2013	$	%
Net sales	$472.2	$469.2	$3.0	1%
Cost of products sold	320.3	328.1	(7.8)	(2)%
Gross profit	151.9	141.1	10.8	8%
Gross profit margin	32.2%	30.1%		2.1	pts
Advertising, selling, general and administrative expenses	84.2	82.6	1.6	2%
Amortization of intangibles	5.4	5.9	(0.5)	(8)%
Restructuring charges	0.5	2.3	(1.8)	(78)%
Operating income	61.8	50.3	11.5	23%
Operating income margin	13.1%	10.7%		2.4	pts
Interest expense	12.5	13.9	(1.4)	(10)%
Interest income	(1.6)	(1.4)	(0.2)	14%
Equity in earnings of joint ventures	(2.9)	(3.3)	0.4	(12)%
Other expense, net	0.2	0.1	0.1	100%
Income tax expense	19.4	14.6	4.8	33%
Effective tax rate	36.2%	35.6%		0.6	pts
Income from continuing operations	34.2	26.4	7.8	30%

Net Sales

Net sales increased by $3.0 million, or 1%, to $472.2 million compared to $469.2 million in the prior-year period. Foreign currency translation reduced sales by $1.0 million, or 0.2%. The underlying sales increase was primarily in the International segment due to higher pricing, partially offset by declines in the Computer Products Group as we continued to de-emphasize commoditized tablet accessory products. North America segment sales were up 1%.

Cost of Products Sold

Cost of products sold includes all manufacturing, product sourcing and distribution costs, including depreciation related to assets used in the manufacturing, procurement and distribution process, allocation of certain information technology costs supporting those processes, inbound and outbound freight, shipping and handling costs, purchasing costs associated with materials and packaging used in the production processes, and inventory valuation adjustments. Cost of products sold decreased $7.8 million, or 2%, to $320.3 million compared to $328.1 million in the prior-year period. Foreign currency translation reduced cost of products sold by $0.8 million. The underlying decline was driven by cost savings and productivity improvements, favorable absorption (due to higher manufacturing volumes) and lower inventory obsolescence expenses.

Gross Profit

Management believes that gross profit and gross profit margin provide enhanced shareholder understanding of underlying operating profit drivers. Gross profit increased $10.8 million, or 8%, to $151.9 million compared to $141.1 million in the prior-year period. Gross profit margin increased to 32.2% from 30.1%. The underlying increase was primarily in our North America segment, driven by cost savings and productivity improvements and favorable pricing.

Advertising, Selling, General and Administrative Expenses

Advertising, selling, general and administrative expenses (“SG&A”) include advertising, marketing, selling (including commissions), research and development, customer service, depreciation related to assets outside the manufacturing and distribution processes and all other general and administrative expenses outside the manufacturing and distribution functions (e.g., finance, human resources, information technology, etc.). SG&A increased $1.6 million, or 2%, to $84.2 million, compared to $82.6 million in the prior-year period. The increase was driven by higher management incentives, partially offset by cost-savings, productivity improvements and lower pension costs.

As a percentage of sales, SG&A increased to 17.8% compared to 17.6% in the prior-year period, primarily due to the higher management incentives.

Restructuring Charges

Restructuring charges decreased by $1.8 million from the prior-year period as there have been no new significant restructuring initiatives in 2014.

Operating Income

Operating income increased by $11.5 million, or 23%, to $61.8 million compared to $50.3 million in the prior-year period. Foreign currency translation reduced operating income by $0.4 million, or 1%. Higher gross profit in the North America segment was the primary driver.

Interest Expense

Interest expense decreased by $1.4 million, or 10%, to $12.5 million compared to $13.9 million in the prior-year period. The decrease was primarily due to lower debt outstanding compared to the prior year.

Income Taxes

Income tax expense from continuing operations was $19.4 million on income before taxes of $53.6 million. For the prior-year period, income tax expense from continuing operations was $14.6 million on income before taxes of $41.0 million. The increase in income tax expense was primarily due to the increase in operating income.

Segment Discussion

	Three Months Ended September 30, 2014			Amount of Change
	Net Sales	Segment Operating Income (A)	Operating Income Margin	Net Sales	Net Sales	Segment Operating Income	Segment Operating Income	Margin Points

(in millions of dollars)				$	%	$	%
ACCO Brands North America	$297.4	$50.5	17.0%	$1.5	1%	$14.4	40%	480
ACCO Brands International	140.7	19.1	13.6%	4.7	3%	1.3	7%	50
Computer Products Group	34.1	2.7	7.9%	(3.2)	(9)%	(0.7)	(21)%	(120)
Total segment	$472.2	$72.3		$3.0		$15.0

	Three Months Ended September 30, 2013
	Net Sales	Segment Operating Income (A)	Operating Income Margin

(in millions of dollars)
ACCO Brands North America	$295.9	$36.1	12.2%
ACCO Brands International	136.0	17.8	13.1%
Computer Products Group	37.3	3.4	9.1%
Total segment	$469.2	$57.3
(A)     Segment operating income excludes corporate costs; Interest expense; Interest income; Equity in earnings of joint ventures and Other expense, net. See “Part I, Item 1. Financial Statements Note 14, Information on Business Segments,” for a reconciliation of total Segment operating income to Income from continuing operations before income tax.

ACCO Brands North America

ACCO Brands North America net sales increased $1.5 million, or 1%, to $297.4 million compared to $295.9 million in the prior-year period. Foreign currency translation reduced sales by $2.0 million, or 1%. The underlying increase was driven by a strong back-to-school season including market share gains in the mass channel, and pricing, which more than offset continued volume declines in the office superstore channel, including the loss of low-margin retail bindery business.

ACCO Brands North America operating income increased $14.4 million, or 40%, to $50.5 million compared to $36.1 million in the prior-year period, and operating income margin increased to 17.0% from 12.2%. The improvement was due to cost savings resulting from restructuring initiatives and other productivity improvements, favorable pricing, lower restructuring charges of $1.9 million and lower pension expenses. This was partially offset by higher management incentives. Also contributing to the improvement was the absence of $1.2 million of Mead C&OP IT integration charges, which were included in the prior year.

ACCO Brands International

ACCO Brands International net sales increased $4.7 million, or 3%, to $140.7 million compared to $136.0 million in the prior-year period. Foreign currency translation reduced sales by $1.1 million, or 1%. The underlying sales increase was principally driven by price increases and volume gains in Brazil and Mexico, partially offset by modest volume declines in Europe and Australia.

ACCO Brands International operating income increased $1.3 million, or 7%, to $19.1 million compared to $17.8 million in the prior-year period, and operating income margin increased to 13.6% from 13.1%. The increase was primarily driven by price increases and lower restructuring charges of $0.8 million, partially offset by increased sales and marketing initiatives to drive sales growth in Brazil and Mexico.

Computer Products Group

Computer Products Group net sales decreased $3.2 million, or 9%, to $34.1 million compared to $37.3 million in the prior-year period. The decline was due to reduced volume and pricing of tablet accessories resulting from our de-emphasizing commoditized products. Sales of our security and laptop accessory products (over 80% of third quarter sales) were flat compared to the prior year.

Computer Products Group operating income decreased $0.7 million, or 21%, to $2.7 million compared to $3.4 million in the prior-year period, and operating income margin decreased to 7.9% from 9.1%. Excluding restructuring expenses of $0.9 million, the underlying operating income and margin increased due to a favorable product mix, lower inventory obsolescence and SG&A expenses.

Nine months ended September 30, 2014 versus nine months ended September 30, 2013

The following table presents the Company’s results for the nine months ended September 30, 2014 and 2013, respectively.

	Nine Months Ended September 30,		Amount of Change
(in millions of dollars)	2014	2013	$	%
Net sales	$1,229.3	$1,261.4	$(32.1)	(2.5)%
Cost of products sold	858.5	886.5	(28.0)	(3)%
Gross profit	370.8	374.9	(4.1)	(1)%
Gross profit margin	30.2%	29.7%		0.5	pts
Advertising, selling, general and administrative expenses	247.2	259.3	(12.1)	(5)%
Amortization of intangibles	16.9	18.7	(1.8)	(10)%
Restructuring charges	1.6	17.9	(16.3)	(91)%
Operating income	105.1	79.0	26.1	33%
Operating income margin	8.5%	6.3%		2.2	pts
Interest expense	37.0	45.3	(8.3)	(18)%
Interest income	(4.7)	(3.6)	(1.1)	31%
Equity in earnings of joint ventures	(5.3)	(5.9)	0.6	(10)%
Other expense, net	0.3	9.6	(9.3)	(97)%
Income tax expense	30.1	6.6	23.5	356%
Effective tax rate	38.7%	19.6%		19.1	pts
Income from continuing operations	47.7	27.0	20.7	77%
Loss from discontinued operations, net of income taxes	—	(0.1)	0.1	100%
Net income	47.7	26.9	20.8	77%

Net Sales

Net sales decreased by $32.1 million, or 2.5%, to $1,229.3 million compared to $1,261.4 million in the prior-year period. Foreign currency translation reduced sales by $15.9 million, or 1.3%. The underlying sales decline was principally in the North America segment primarily due to soft demand and customer inventory reductions. The Computer Products Group segment declined as we continue to de-emphasize commoditized tablet accessory products.

Cost of Products Sold

Cost of products sold includes all manufacturing, product sourcing and distribution costs, including depreciation related to assets used in the manufacturing, procurement and distribution process, allocation of certain information technology costs supporting those processes, inbound and outbound freight, shipping and handling costs, purchasing costs associated with materials and packaging used in the production processes and inventory valuation adjustments. Cost of products sold decreased $28.0 million, or 3%, to $858.5 million compared to $886.5 million in the prior-year period. The decrease primarily was the result of a $12.6 million reduction from foreign currency translation, cost savings and productivity improvements, primarily in the North America segment, and lower sales volume.

Gross Profit

Management believes that gross profit and gross profit margin provide enhanced shareholder understanding of underlying operating profit drivers. Gross profit decreased $4.1 million, or 1%, to $370.8 million compared to $374.9 million in the prior-year period. Foreign currency translation reduced gross profit by $3.3 million, or 1%. The underlying decrease was primarily due to the lower sales volume in the North America segment and the Computer Products Group, which was partially offset by cost savings and productivity improvements.

Gross profit margin increased to 30.2% from 29.7%. The improvement was primarily due to cost savings and productivity improvements.

Advertising, selling, general and administrative expenses

Advertising, selling, general and administrative expenses (“SG&A”) include advertising, marketing, selling (including commissions), research and development, customer service, depreciation related to assets outside the manufacturing and distribution processes and all other general and administrative expenses outside the manufacturing and distribution functions (e.g., finance, human resources, information technology, etc.). SG&A decreased $12.1 million, or 5%, to $247.2 million compared to $259.3 million in the prior-year period. Foreign currency translation reduced SG&A by $2.1 million. The underlying decrease was driven by savings related to cost reduction activities and lower pension costs. Also contributing to the improvement were the absence of $4.4 million of Mead C&OP IT integration charges, which was included in the prior year.

As a percentage of sales, SG&A decreased to 20.1% compared to 20.6% in the prior-year period, primarily due to the cost reductions mentioned above, partially offset by the lower sales volume.

Restructuring Charges

Restructuring charges were $1.6 million, compared to $17.9 million in the prior-year period, as there were no new significant restructuring initiatives announced in 2014.

Operating Income

Operating income increased $26.1 million, or 33%, to $105.1 million compared to $79.0 million in the prior-year period, including a reduction from foreign currency translation of $1.1 million, or 1%. The improvement was primarily due to lower restructuring charges and SG&A expenses, partially offset by lower gross profit.

Interest Expense and Other Expense, Net

Interest expense decreased by $8.3 million, or 18%, to $37.0 million compared to $45.3 million in the prior-year period. The decrease was primarily due to lower interest rates resulting from the refinancing of our debt in the second quarter of 2013 and lower debt outstanding compared to the prior year.

Other expense, net decreased by $9.3 million to $0.3 million compared to $9.6 million in the prior-year period. The reduction was due to the absence of a $9.4 million write-off of debt origination costs related to the second quarter 2013 refinancing.

Income Taxes

For the nine months ended September 30, 2014, we recorded an income tax expense from continuing operations of $30.1 million on income before taxes of $77.8 million. For the nine months ended September 30, 2013, we reported an income tax expense from continuing operations of $6.6 million on income before taxes of $33.6 million. The low effective tax rate in the prior year was primarily due to the release of valuation allowances for certain foreign jurisdictions in the amount of $7.0 million.

Segment Discussion

	Nine Months Ended September 30, 2014			Amount of Change
	Net Sales	Segment Operating Income (A)	Operating Income Margin	Net Sales	Net Sales	Segment Operating Income	Segment Operating Income	Margin Points

(in millions of dollars)				$	%	$	%
ACCO Brands North America	$752.5	$98.0	13.0%	$(19.3)	(3)%	$36.4	59%	500
ACCO Brands International	376.3	31.9	8.5%	(2.0)	(1)%	(0.4)	(1)%	—
Computer Products Group	100.5	5.0	5.0%	(10.8)	(10)%	(4.1)	(45)%	(320)
Total segment	$1,229.3	$134.9		$(32.1)		$31.9

	Nine Months Ended September 30, 2013
	Net Sales	Segment Operating Income (A)	Operating Income Margin

(in millions of dollars)
ACCO Brands North America	$771.8	$61.6	8.0%
ACCO Brands International	378.3	32.3	8.5%
Computer Products Group	111.3	9.1	8.2%
Total segment	$1,261.4	$103.0
(A)     Segment operating income excludes corporate costs; Interest expense; Interest income; Equity in earnings of joint ventures and Other expense, net. See “Part I, Item 1. Financial Statements Note 14, Information on Business Segments,” for a reconciliation of total Segment operating income to Income from continuing operations before income tax.

ACCO Brands North America

ACCO Brands North America net sales decreased $19.3 million, or 3%, to $752.5 million, compared to $771.8 million in the prior-year period. Foreign currency translation reduced sales by $7.2 million, or 1%. The underlying sales decline was primarily due to soft demand and customer inventory reductions, primarily during the early part of 2014, partially offset by a strong back-to-school season.

ACCO Brands North Americas operating income increased $36.4 million, or 59%, to $98.0 million compared to $61.6 million in the prior-year period, and operating income margin increased to 13.0% from 8.0%. The improvement was primarily due to lower restructuring charges of $11.3 million as well as cost savings resulting from restructuring initiatives, other productivity improvements and lower pension expenses. Also contributing to the improvement were the absence of $4.1 million of Mead C&OP IT integration charges and $1.8 million of costs associated with our U.S and corporate headquarters relocation, which were included in the prior year.

ACCO Brands International

ACCO Brands International net sales decreased $2.0 million, or 1%, to $376.3 million compared to $378.3 million in the prior-year period. Foreign currency translation reduced sales by $9.1 million, or 2%. The underlying sales improvement was primarily driven by price increases. Volume gains in Brazil, Mexico and Asia-Pacific, were offset by lower volume in Europe and Australia.

ACCO Brands International operating income decreased $0.4 million, or 1%, to $31.9 million compared to $32.3 million in the prior-year period, and operating income margin was flat. Foreign currency translation reduced operating income by $0.7 million, or 2%. The underlying improvement reflects lower restructuring charges of $4.7 million and lower pension expenses, partially offset by investment in sales and marketing initiatives and the absence of a $2.6 million gain on the sale of a building in 2013.

Computer Products Group

Computer Products Group net sales decreased $10.8 million, or 10%, to $100.5 million compared to $111.3 million in the prior-year period. The decline was due to reduced volume and pricing of tablet accessories resulting from our continuing de-

emphasis of commoditized products due to increased competition. Sales of our security and laptop accessory products (over 80% of year-to-date sales) were up slightly compared to the prior year.

Computer Products Group operating income decreased $4.1 million, or 45% to $5.0 million, compared to $9.1 million in the prior-year period, and operating margin decreased to 5.0% from 8.2%. The declines in operating income and margin were primarily due to substantially lower sales and margins in the tablet accessory business, partially offset by lower SG&A expenses.

Liquidity and Capital Resources

Our primary liquidity needs are to service indebtedness, reduce our borrowings, fund capital expenditures and support working capital requirements. Our principal sources of liquidity are cash flows from operating activities, cash and cash equivalents held and seasonal borrowings under our Revolving Facility. As of September 30, 2014, there were no borrowings under our Revolving Facility and the amount available for borrowings was $239.1 million (allowing for $10.9 million of letters of credit outstanding on that date). We maintain adequate financing arrangements at market rates. Because of the seasonality of our business we typically generate much of our cash flow in the first, third and fourth quarters as receivables are collected. Our Brazilian business is highly seasonal due to the combined impact of the back-to-school season coinciding with the calendar year-end in the fourth quarter. Due to various tax laws, it is costly to transfer short-term working capital in and out of Brazil. Our normal practice is therefore to hold seasonal cash requirements within Brazil, invested in short-term Brazilian government securities. Consolidated cash and cash equivalents was $72.5 million as of September 30, 2014, of which approximately $39.0 million was held in Brazil. Our priorities for all other cash flow use over the near term, after funding internal growth, are debt reduction, stock repurchases and acquisitions' funding.

The current senior secured credit facilities have a weighted average interest rate of 2.24% as of September 30, 2014 and our senior unsecured notes have a fixed interest rate of 6.75%.

Cash Flow for the nine months ended September 30, 2014 versus nine months ended September 30, 2013

Cash Flow from Operating Activities

For the nine months ended September 30, 2014 cash provided by operating activities was $67.5 million compared to $125.2 million in the prior-year period. Net income as of September 30, 2014 was $47.7 million compared to $26.9 million in 2013.

Cash provided by operating activities during the nine months ended September 30, 2014 was $67.5 million. The net cash inflow during the first nine months was generated by operating profitability and by net working capital (accounts receivable, inventories and accounts payable) which was $11.6 million. Of this, $72.3 million is related to collections of customer accounts receivable, which is seasonally very strong during the first quarter when the high volume of sales from the third and fourth quarters are collected. Cash used for inventory of $37.5 million is the result of purchases in support of seasonal fourth quarter sales of dated goods and the build-up for back-to-school in certain foreign operations. Cash used by accounts payable of $23.2 million reflects purchases of raw materials earlier than in the prior year in anticipation of paper price increases. Partially offsetting the cash flow generated by net working capital were significant cash outflows related to the settlement of customer rebate program liabilities and the payment of our restructuring liabilities. In addition, cash interest payments in 2014 were $25.7 million, compared to $31.7 million in the prior-year period (which were reduced following our mid-year 2013 refinancing). Other significant cash payments in 2014 include income tax payments of $21.4 million, which were lower than the $23.9 million paid in 2013, and cash contributions to the Company's pension plans which were $11.2 million in 2014, compared to the $12.9 million in 2013.

During the nine months ended September 30, 2013 cash provided by operating activities was $125.2 million. The net cash inflow was primarily generated by net working capital (accounts receivable, inventories and accounts payable) of $75.3 million, of which $85.5 million was related to collections of customer accounts receivable. The use of cash for inventory of $30.9 million was in preparation for seasonal fourth quarter sales, largely in certain foreign operations in association with the back-to-school selling season. Such purchasing activity and the extension of supplier payment terms resulted in a cash source from accounts payable of $20.7 million.

The table below shows our cash flow from accounts receivable, inventories and accounts payable for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended
(in millions of dollars)	September 30, 2014	September 30, 2013
Accounts receivable	$72.3	$85.5
Inventories	(37.5)	(30.9)
Accounts payable	(23.2)	20.7
Cash flow provided by net working capital	$11.6	$75.3

Cash Flow from Investing Activities

Cash used by investing activities was $17.3 million and $27.4 million for the nine months ended September 30, 2014 and 2013, respectively. Gross capital expenditures were $21.1 million and $30.2 million for the nine months ended September 30, 2014 and 2013, respectively. The decrease in capital expenditures was due to significant investments associated with the Company's headquarters relocation in the prior year. Proceeds from the sale of properties and other assets were $3.8 million for the first nine months of 2014, and $4.2 million in 2013.

Cash Flow from Financing Activities

Cash used by financing activities for the nine months ended September 30, 2014 and 2013 was $29.4 million and $75.3 million, respectively. Cash used in 2014 represents repayment of $25.1 million of long-term debt during the third quarter, and $2.9 million to repurchase the Company's common stock. In 2013, cash used included repayments of the Company's debt facilities of $601.5 million and $4.3 million of debt issuance payments, which were partly offset by proceeds from the refinanced long-term debt facilities of $530.0 million,
Credit Facilities and Notes Covenants

As of and for the period ended September 30, 2014, the Company was in compliance with all applicable covenants under the senior secured credit facilities and indenture governing the senior unsecured notes.

Guarantees and Security

Generally, obligations under our credit agreement and debt instruments are guaranteed by certain of the Company's existing and future domestic subsidiaries, and are secured by substantially all of the Company's and certain guarantor subsidiaries' assets, subject to certain exclusions and limitations.

Adequacy of Liquidity Sources

We believe that cash flow from operations, its current cash balance and other sources of liquidity, including borrowings available under our Revolving Facility, will be adequate to support requirements for working capital, capital expenditures and to service indebtedness for the foreseeable future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. There have been no material changes to Foreign Exchange Risk Management or Interest Rate Risk Management in the quarter ended September 30, 2014 or through the date of this report.

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

As of the end of the period covered by this quarterly Report on Form 10-Q, we evaluated, under the supervision and with the participation of our Disclosure Committee, including the Chief Executive Officer and the Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Even though we believe we have taken the actions necessary to remediate the deficiencies which gave rise to the material weakness, management can only conclude the internal controls are effective when they are proven through repeatable execution over time. Consequently, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2014, our disclosure controls and procedures were not effective.

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

Management’s Remediation Plan

As more fully described below, management’s plan to remediate the material weakness and achieve the effectiveness of our disclosure controls and procedures has been completed.

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

(b) Changes in Internal Control over Financial Reporting.
Other than the changes disclosed above, there has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2014, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are various claims, lawsuits and pending actions against us incidental to our operations, including the income tax assessment against our Brazilian subsidiary, Tilibra Produtos de Papelaria Ltda., which is more fully described in our Annual Report on Form 10-K for the year ended December 31, 2013 and in "Note 9. Income Taxes - Income Tax Assessment" to the Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q (the "Brazilian Tax Assessment") and the lawsuits relating to a dispute with Pineyro y Lara which is more fully described in "Part II, Item 1 Legal Proceeds" in our quarterly Report on Form 10-Q for the quarter ending June 30, 2014. It is the opinion of management that (other than the Brazilian Tax Assessment) the ultimate resolution of these matters will not have a material adverse effect on our consolidated financial condition, results of operations or cash flows. However, we can make no assurances that we will ultimately be successful in our defense of any of these matters.

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in “Part I, Item 1A. - Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not applicable.

(b) Not applicable.

(c) Common Stock Purchases

The following table provides information about the Company’s purchases of equity securities during the quarter ended September 30, 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
July 1, 2014 to July 31, 2014	—	$—	—	$—
August 1, 2014 to August 31, 2014	—	—	—	100,000,000
September 1, 2014 to September 30, 2014	810,972	7.14	810,972	94,207,668
Total	810,972	$7.14	810,972
(1) On August 21, 2014, the Company announced that its board of directors approved the repurchase of up to $100 million in shares of its common stock.
The number of shares to be purchased and the timing of purchases will be based on the Company's stock price, leverage ratios, cash balances, general business and market conditions, and other factors, including alternative investment opportunities and working capital needs. The Company may repurchase its shares, from time to time, through a variety of methods, including open-market purchases, privately negotiated transactions and block trades or pursuant to repurchase plans designed to comply with the Rule 10b5-1 of the Securities Exchange Act of 1934. In connection with the share repurchase authorization, the Company has entered into a written trading plan under Rule 10b5-1 for the purchase of a portion of the common stock authorized for repurchase. Stock repurchases will be subject to market conditions, SEC regulations and other considerations and may be commenced or suspended at any time or from time to time, without prior notice. Accordingly, there is no guarantee as to the number of shares that will be repurchased or the timing of such repurchases. The Company may enter into additional Rule 10b5-1 repurchase plans.

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

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows and (v) related notes to those financial statements*

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
Thomas P. O’Neill, Jr.
Senior Vice President, Finance and Accounting (principal accounting officer)
Date: October 29, 2014

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

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows and (v) related notes to those financial statements*

*	Filed herewith.

**	Furnished herewith.