Form 10-K
period 2014-12-31
ACCO BRANDS Corp
filed 2015-02-25
CIK 712034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________________________________________
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2014

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☑
As of June 30, 2014, the aggregate market value of the shares of Common Stock held by non-affiliates of the registrant was approximately $557.7 million. As of February 9, 2015, the registrant had outstanding 112,168,657 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be issued in connection with registrant’s annual stockholder’s meeting expected to be held on May 12, 2015 are incorporated by reference into Part III of this report.

Cautionary Statement Regarding Forward-Looking Statements
Certain statements made in this Annual Report on Form 10-K are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of invoking these safe harbor provisions. These forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of ACCO Brands Corporation (the "Company"), are generally identifiable by use of the words "will," "believe," "expect," "intend," "anticipate," "estimate," "forecast," "project," "plan," or similar expressions. In particular, our business outlook is based on certain assumptions which we believe to be reasonable under the circumstances. These include, without limitation, assumptions regarding changes in the macro environment, fluctuations in foreign currency rates, changes in the competitive landscape and consumer behavior and the effect of consolidation in the office products industry, as well as other factors. Some of the factors that could affect our results or cause plans, actions and results to differ materially from current expectations are detailed in "Part I, Item 1. Business," "Part I, Item 1A. Risk Factors" and the financial statement line item discussions set forth in "Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" and from time to time in our other SEC filings.
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

PART I

ITEM 1. BUSINESS

As used in this Annual Report on Form 10-K for the fiscal year ended December 31, 2014, the terms "ACCO Brands," "ACCO," the "Company," "we," "us," and "our" refer to ACCO Brands Corporation, a Delaware corporation incorporated in 2005, and its consolidated domestic and international subsidiaries.

Overview

ACCO Brands is a leading global manufacturer and marketer of office, school and calendar products and select computer and electronic accessories. Approximately 80% of our net sales come from brands that occupy the number one or number two positions in the select markets in which we compete. We seek to develop new products that meet the needs of our consumers and commercial end-users. We compete through a balance of product innovation, category management, a low-cost operating model and an efficient supply chain. We sell our products to consumers and commercial end-users primarily through resellers, including traditional office supply resellers, wholesalers, and retailers, including on-line retailers. Our products are sold primarily to markets located in the U.S., Northern Europe, Brazil, Canada, Australia, and Mexico. For the year ended December 31, 2014, approximately 45% of our sales were outside the U.S.

The majority of our revenue is concentrated in geographies where demand for our product categories is in mature stages, but we see opportunities to grow sales through share gains, channel expansion and new products. We expect to derive growth in faster growing emerging geographies where demand in the product categories in which we compete is strong, such as in Latin America and parts of Asia, the Middle East and Eastern Europe. We plan to grow through organic growth supplemented by strategic acquisitions in both core and adjacent categories. Historically, key drivers of demand for office and school products have included trends in white collar employment levels, education enrollment levels, gross domestic product (GDP), growth in the number of small businesses and home offices, as well as consumer usage trends for our product categories.

We believe our leading product positions provide the scale to enable us to invest in product innovation and drive growth across our product categories. We currently manufacture approximately half of our products locally where we operate, and source the remaining half primarily from China.

On May 1, 2012, we completed the merger ("Merger") of the Mead Consumer and Office Products Business ("Mead C&OP") with a wholly owned subsidiary of the Company. Accordingly, the results of Mead C&OP are included in our consolidated financial statements from the date of the Merger.

Reportable Segments

ACCO Brands is organized into three business segments: ACCO Brands North America, ACCO Brands International and Computer Products Group. Our three business segments are described below.

ACCO Brands North America and ACCO Brands International

ACCO Brands North America and ACCO Brands International manufacture, source and sell traditional office products, school supplies and calendar products. ACCO Brands North America comprises the U.S. and Canada, and ACCO Brands International comprises the rest of the world, primarily Northern Europe, Brazil, Australia and Mexico.

Our office, school and calendar product lines use name brands such as AT-A-GLANCE®, Day-Timer®, Five Star®, GBC®, Hilroy, Marbig, Mead®, NOBO, Quartet®, Rexel, Swingline®, Tilibra, Wilson Jones® and many others. Products and brands are not confined to one channel or product category and are sold based on end-user preference in each geographic location.

The majority of our office products, such as stapling, binding and laminating equipment and related consumable supplies, shredders and whiteboards, are used by businesses. Most of these end-users purchase their products from our customers, which include traditional office supply resellers, wholesalers and other retailers, including on-line retailers. We also supply some of our products directly to large commercial and industrial end-users, and provide business machine maintenance and certain repair services. We also supply private label products within the office products sector.

Our school products include notebooks, folders, decorative calendars, and stationery products. We distribute our school products primarily through mass merchandisers, and other retailers, such as grocery, drug and office superstores as well as on-line retailers. We also supply private label products within the school products sector.

Our calendar products are sold throughout all channels where we sell office or school products, as well as directly to consumers both on-line and through direct mail.

Computer Products Group

Our Computer Products Group designs, sources, distributes, markets and sells accessories for laptop and desktop computers and tablets. These accessories primarily include security products, input devices such as mice, laptop computer carrying cases, hubs, docking stations, power adapters, tablet accessories and charging racks and ergonomic devices. We sell these products mostly under the Kensington®, Microsaver® and ClickSafe® brand names, with the majority of revenue coming from the U.S. and Northern Europe. Our computer products are manufactured by third-party suppliers, principally in Asia, and are distributed from our regional facilities. Our computer products are sold primarily to consumer electronics retailers, information technology value-added resellers, original equipment manufacturers, office products retailers, as well as directly to consumers on-line.

For further information on our business segments see "Note 16. Information on Business Segments" to the consolidated financial statements contained in Part II, Item 8. of this report.

Customers/Competition

Our sales are generated principally in the U.S., Northern Europe, Brazil, Canada, Australia and Mexico. For the year ended December 31, 2014, approximately 45% of our net sales were outside the U.S. Our top ten customers accounted for 53% of net sales for the year ended December 31, 2014. Sales to Staples, our largest customer, amounted to approximately 13% of net sales for each of the years ended 2014, 2013 and 2012. Sales for Office Depot, our second largest customer, amounted to approximately 11% of our 2014 net sales. See "Item 1A. Risk Factors - Our business serves a limited number of large and sophisticated customers, and a substantial reduction in sales to one or more of these customers could significantly impact our operating results," and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

The customer base to which we sell our products is primarily made up of large global and regional resellers of our products including traditional office supply resellers, wholesalers and other retailers, including on-line retailers. Mass merchandisers and retail channels primarily sell to individual consumers but also to small businesses. We also sell to commercial contract dealers, wholesalers, distributors and independent dealers who primarily serve business end-users. Over half of our product sales by our customers are to business end-users, who generally seek premium products that have added value or ease-of-use features and a reputation for reliability, performance and professional appearance. Some of our binding and laminating equipment products are sold directly to high-volume end-users and commercial reprographic centers. We also sell calendar and computer products directly to consumers.

Our customers have steadily consolidated over the last two decades. In the fourth quarter of 2013, two of our large customers, Office Depot and OfficeMax, completed their merger. Since the merger, the combined company has taken actions to harmonize pricing from its suppliers, close retail outlets and rationalize their supply chain, which have negatively impacted, and will continue to negatively impact, our sales and margins. Additionally, our largest customer, Staples, recently announced an agreement to acquire Office Depot. Together these customers accounted for 25% of our 2014 net sales.

Historically, office product superstores have maintained a significant market share in office, school and dated goods. More recently, new outlets, including mass merchandisers, drug store chains and on-line retailers, have surfaced as meaningful competitors to the office products superstores and are successfully taking market share from office product superstores in many of our product categories.

Other current trends among our customers include fostering high levels of competition among suppliers, demanding innovative new products and requiring suppliers to maintain or reduce product prices and deliver products with shorter lead times and in smaller quantities. Other trends are for retailers to import products directly from foreign sources and sell those products, which compete with our products, under the retailer's own private-label brands. Our increased focus on the mass channel and sales growth with on-line retailers has helped to partially offset declines in the office superstore channel due to consolidation and channel shifts. The combination of these market influences, along with a continuing trend of consolidation among resellers, has created an intensely competitive environment in which our principal customers continuously evaluate which product suppliers they use. This results in pricing pressures, the need for stronger end-user brands, broader product penetration within categories, the ongoing introduction of innovative new products and continuing improvements in customer service. See also "Item 1A. Risk Factors - Our customers may further consolidate, which could adversely impact our sales and margins," "- Shifts in the channels of distribution for our products could adversely impact our business," "- Challenges related to the highly competitive business segments in which we operate could have an adverse effect on our ongoing business, results of operation and financial position," "- Our success depends on our ability to continue to develop innovative products that meet end-user demands (including price expectations) and expand our business into adjacent categories which are experiencing higher growth rates," and "- The market for products sold by our Computer Products Group is rapidly changing and highly competitive."

Competitors of our ACCO Brands North America and ACCO Brands International segments include 3M, Blue Sky, Carolina Pad, CCL Industries, Dominion Blueline, Esselte, Fellowes, Franklin Covey, Hamelin, House of Doolittle, Newell Rubbermaid, RR Donnelley, Smead, Spiral Binding and numerous private label suppliers and importers. Competitors of the Computer Products Group include Belkin, Fellowes, Logitech, Targus and Zagg.

Certain financial information for each of our business segments and geographic regions is incorporated by reference to "Note 16. Information on Business Segments" to the consolidated financial statements contained in Part II, Item 8. of this report.

Product Development and Product Line Rationalization

Our strong commitment to understanding our consumers and defining products that fulfill their needs drives our product development strategy, which we believe is and will continue to be a key contributor to our success. Our new products are developed from our own consumer understanding, our own research and development or through partnership initiatives with inventors and vendors. Costs related to consumer research and product research when paid directly by ACCO Brands are included in marketing costs and research and development expenses, respectively. Research and development expenses amounted to $20.2 million, $22.5 million and $20.8 million for the years ended December 31, 2014, 2013 and 2012, respectively. As a percentage of sales, research and development expenses were 1.2%, 1.3% and 1.2% for the years ended December 31, 2014, 2013 and 2012, respectively. See also "Item 1A. Risk Factors - Our success depends on our ability to continue to invest in and develop innovative products that meet end-user demands (including price expectations) and expand our business into adjacent categories which are experiencing higher growth rates."

We consistently review our businesses and product offerings, assess their strategic fit and seek opportunities to divest nonstrategic businesses and rationalize our product offerings. The criteria we use in assessing the strategic fit include: the ability to increase sales for the business; the ability to create strong, differentiated brands; the importance of the business to key customers; the business's relationship with existing product lines; the impact of the business to the market; and the business's actual and potential impact on our operating performance. As a result of this review process, during 2014, we made a business decision that resulted in the loss of low-margin retail bindery business related to a large customer in the North America segment and repositioned the Computer Products Group by shifting our focus away from commoditized tablet accessories. These decisions will continue to impact us in 2015.

Raw Materials

The primary materials used in the manufacturing of many of our products are paper, plastics, resin, polyester and polypropylene substrates, steel, wood, aluminum, melamine, zinc and cork. These materials are available from a number of suppliers, and we are not dependent upon any single supplier for any of these materials. Based on our experience, we believe that adequate quantities of these materials will be available in the foreseeable future. See also "Item 1A. Risk Factors - Risks associated with currency volatility could adversely affect our sales, profitability, cash flow and results of operations," and "- Raw materials, labor and transportation costs are subject to price increases and decreases that could adversely affect our sales and profitability."

Supply

Our products are either manufactured or sourced to ensure that we supply our customers with appropriate customer service, quality products, innovative solutions and attractive pricing. We have built a customer-focused business model with a flexible supply chain to ensure that these factors are appropriately balanced. Using a combination of manufacturing and third-party sourcing also enables us to reduce our costs and effectively manage our production assets by lowering capital investment and working capital requirements. Our strategy is to manufacture locally those products that would incur a relatively high freight and/or duty expense or have high service needs and source those products that have a high proportion of direct labor cost. We currently manufacture approximately half of our products locally where we operate, and source the remaining half. Low-cost sourcing primarily comes from China, but we also source from other Far Eastern countries and Eastern Europe.

Seasonality

Historically, our business has experienced higher sales in the third and fourth quarters of the calendar year. Two principal factors contribute to this seasonality: (1) the office products industry, its customers and ACCO Brands specifically are major suppliers of products related to the "back-to-school" season, which occurs principally from June through September for our North American business and from November through February for our Australian and Brazilian businesses; and (2) several products we sell lend themselves to calendar year-end purchase timing, including AT-A-GLANCE® and Day-Timer® planners, paper organization and storage products (including bindery) and Kensington computer accessories, which have higher sales in the fourth quarter driven by traditionally strong fourth-quarter sales of personal computers and tablets. As a result, we have generated, and expect to continue to generate, most of our earnings in the second half of the year and much of our cash flow in the first, third and fourth quarters as the associated receivables are collected.

Sales Percentages by Fiscal Quarter	2014	2013
1st Quarter	20%	20%
2nd Quarter	25%	25%
3rd Quarter	28%	27%
4th Quarter	27%	28%
	100%	100%

See also "Item 1A. Risk Factors - Our business is subject to risks associated with seasonality, which could adversely affect our cash flow, results of operations and financial condition."

Intellectual Property

We have many patents, trademarks, brand names and trade names that are, in the aggregate, important to our business. The loss of any individual patent or license, however, would not be material to us taken as a whole. Many of ACCO Brands' trademarks are only important in particular geographic markets or regions. Our principal registered trademarks are: ACCO®, AT-A-GLANCE®, ClickSafe®, Day-Timer®, Five Star®, GBC®, Hilroy, Kensington®, Marbig, Mead®, MicroSaver® NOBO, Quartet®, Rexel, Swingline®, Tilibra, and Wilson Jones®. See also "Item 1A. Risk Factors - Our inability to secure, protect and maintain rights to intellectual property could have an adverse impact on our business."

Environmental Matters

We are subject to federal, state and local laws and regulations concerning the discharge of materials into the environment and the handling, disposal and clean-up of waste materials and otherwise relating to the protection of the environment. It is not possible to quantify with certainty the potential impact of actions regarding environmental matters, particularly remediation and other compliance efforts that we may undertake in the future. In the opinion of our management, compliance with the present environmental protection laws, before taking into account estimated recoveries from third parties, will not have a material adverse effect upon our capital expenditures, financial condition, and results of operations or competitive position. See also "Item 1A. Risk Factors - We are subject to global environmental regulation and environmental risks, product content and product safety laws and regulations as well as laws, regulations and self-regulatory requirements relating to privacy and data security."

Employees

As of December 31, 2014, we had approximately 5,240 full-time and part-time employees. There have been no strikes or material labor disputes at any of our facilities during the past five years. We consider our employee relations to be good.

For a description of certain factors that may have had, or may in the future have, a significant impact on our business, financial condition or results of operations, see "Item 1A. Risk Factors."

Executive Officers of the Company
The following sets forth certain information with regard to our executive officers as of February 23, 2015 (ages are as of December 31, 2014).

Mark C. Anderson, age 52

•	2007 - present, Senior Vice President, Corporate Development

•	Joined the Company in 2007

Boris Elisman, age 52

•	2013 - present, President and Chief Executive Officer

•	2010 - 2013, President and Chief Operating Officer

•	2008 - 2010, President, ACCO Brands Americas

•	2008, President, Global Office Products Group

•	2004 - 2008, President, Computer Products Group

•	Joined the Company in 2004

Neal V. Fenwick, age 53

•	2005 - present, Executive Vice President and Chief Financial Officer

•	1999 - 2005, Vice President Finance and Administration, ACCO World

•	1994 - 1999 Vice President Finance, ACCO Europe

•	Joined the Company in 1984

Christopher M. Franey, age 58

•	2010 - present, Executive Vice President; President, Computer Products Group

•	2010 - 2013, Executive Vice President; President, ACCO Brands International and President, Computer Products Group

•	2008 - 2010, President, Computer Products Group

•	Joined the Company in 2008

Ralph P. Hargrow, age 62

•	2013 - present, Senior Vice President and Chief People Officer

•	2005 - 2013, Global Chief People Officer, Molson Coors Brewing Company

•	Joined the Company in August 2013

Robert J. Keller, age 61

•	2013 - present, Executive Chairman

•	2008 - 2013, Chairman and Chief Executive Officer

•	2004 - 2008, President and Chief Executive Officer, APAC Customer Services, Inc.

•	Joined the Company in 2008

Gregory J. McCormack, age 51

•	October 2013 - present, Senior Vice President, Global Products

•	2012 - 2013, Senior Vice President, Operations, ACCO Brands Emerging Markets

•	2010 - 2012, Senior Vice President, Operations - ACCO Brands International

•	2008 - 2010, Senior Vice President, Operations, Americas

•	Joined the Company in 1996

Neil A. McLachlan, age 58

•	2012 - present, Executive Vice President; President, International

•	1999 - 2012, President, Consumer and Office Products Group, MeadWestvaco Corporation

•	Joined the Company in 2012

Thomas P. O'Neill, Jr, age 61

•	2008 - March 2015, Senior Vice President, Finance and Accounting and Principal Accounting Officer

•	2005 - 2008, Vice President, Finance and Accounting

•	Joined the Company in 2005

Kathleen D. Schnaedter, age 45

•	Effective April 2015, Senior Vice President, Corporate Controller and Chief Accounting Officer

•	2008 - 2015, Vice President and Corporate Controller

•	Joined the Company in 1994

Pamela R. Schneider, age 55

•	2012 - present, Senior Vice President, General Counsel and Secretary

•	2010 - 2012, General Counsel, Accertify, Inc.

•	2008 - 2010, Executive Vice President, General Counsel and Secretary, Movie Gallery, Inc. (filed for Chapter 11 in February 2010)

•	2005 - 2008, Senior Vice President, General Counsel and Secretary, APAC Customer Services, Inc.

•	Joined the Company in 2012

Thomas W. Tedford, age 44

•	2010 - present, Executive Vice President; President, ACCO Brands U.S. Office and Consumer Products

•	2010 - 2010, Chief Marketing and Product Development Officer

•	2007 - 2010, Group Vice President, APAC Customer Services, Inc.

•	Joined the Company in 2010

ITEM 1A. RISK FACTORS
The factors that are discussed below, as well as the matters that are generally set forth in this Annual Report on Form 10-K and the documents incorporated by reference herein, could materially and adversely affect the Company’s business, results of operations and financial condition.

Our business serves a limited number of large and sophisticated customers, and a substantial reduction in sales to one or more of these customers could significantly impact our operating results.

A relatively limited number of customers account for a large percentage of our total net sales. Our top ten customers accounted for 53% of our net sales for the fiscal year ended December 31, 2014. Sales to Staples, our largest customer, amounted to approximately 13% of our 2014 net sales and sales to Office Depot, our second largest customer, amounted to approximately 11% of our 2014 net sales.

Our large customers may seek to leverage their size to obtain favorable pricing and other terms. In addition, they have the ability to directly source their own private label products and to create and support new and competing suppliers. The loss of, or a significant reduction in sales to, one or more of our top customers, or significant changes to the terms on which we sell our products to our top customers, could have a material adverse effect on our business, results of operations and financial condition.

Our customers may further consolidate, which could adversely impact our sales and margins.

Our customers have steadily consolidated over the last two decades. In the fourth quarter of 2013, two of our large customers, Office Depot and OfficeMax, completed their merger. Since the merger, the combined company has taken actions to harmonize pricing from its suppliers, close retail outlets and rationalize their supply chain, which have negatively impacted, and will continue to negatively impact, our sales and margins. We believe these activities will continue for some time and that the adverse effects and future actions will take several years to be fully realized. Additionally, our largest customer, Staples, announced in early 2015 an agreement to acquire Office Depot, our second largest customer. Together these customers accounted for 25% of our 2014 net sales. If the acquisition is completed we expect Staples to take similar actions which we expect to adversely impact our sales and margins. The impact of this further industry consolidation will take a number of years to be fully realized.

There can be no assurance that following consolidation these and other large customers will continue to buy from us across our different product segments or geographic regions or at the same levels as prior to consolidation, which could adversely impact our financial results. Further, continued industry consolidation appears likely, which may result in further reductions in our sales and margins and have an adverse effect on our business, results of operations and financial condition.

See also "Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Shifts in the channels of distribution for our products could adversely impact our business.

Our customers operate in a very competitive environment. Historically, office product superstores have maintained a significant market share in office, school and dated goods. More recently, new outlets, including mass merchandisers, drug store chains and on-line retailers, have surfaced as meaningful competitors to the office products superstores and are successfully taking market share from office product superstores in many of our product categories. The loss of market share by one or more of our top customers or the continued shift of market share away from the traditional office product superstores towards mass merchandisers, online merchants and other competitors (with whom we currently do a smaller volume of business) could reduce our sales and adversely affect our margins. Additionally, if we are unable to grow sales and gain market share with customers operating in these newer channels of distribution or if the margins we realize in these channels are lower, our business, results of operations and financial condition could be adversely affected.

Challenges related to the highly competitive business segments in which we operate could have an adverse effect on our ongoing business, results of operations and financial condition.

We operate in highly competitive business environment which presents a number of challenges, including:

•	low barriers to entry;

•	sophisticated and large customers who have the ability to source their own private label products;

•	limited retail space which constrains our ability to offer certain products;

•	competitors with strong brands;

•	imports from a range of countries, including countries with lower production costs; and

•	competition from a range of products and services, including electronic, digital or web-based products that can replace or render obsolete or less desirable some of the products we sell.

As a result, our business is likely to be affected by: (1) decisions and actions of our top customers to increase their purchases of private label products or otherwise change product assortments; (2) decisions of current and potential suppliers of competing products to take advantage of low entry barriers to expand their production or lower prices; and (3) decisions of end-users of our products to expand their use of lower priced, substitute or alternative products. Any such decisions could result in lower sales and margins and adversely affect our business, results of operations and financial condition.

Our success depends on our ability to continue to develop innovative products that meet end-user demands (including price expectations) and expand our business into adjacent categories which are experiencing higher growth rates.

Our competitive position depends on continued investment in innovation and product development, manufacturing and sourcing, quality standards, marketing and customer service and support. Our success will depend, in part, on our ability to anticipate and offer products that appeal to the changing needs and preferences of our customers and end-users in a market where many of our product categories are affected by continuing improvements in technology and shortened product lifecycles and others are experiencing secular declines. We may not have sufficient resources to make the investments that may be necessary to anticipate or react to the changing needs, and we may not identify, develop and market products successfully or otherwise be able to maintain our competitive position.

In addition, the market for certain of the products we sell is declining. See also "- Continued declines in the use of certain of our products, especially paper-based dated and time management and productivity tools, could adversely affect our business." Part of our strategy to deal with this decline is to expand our product assortment into new and adjacent product categories with a higher growth profile. There can be no assurance that we will successfully execute these strategies. If we are unable to take market share or to successfully expand our product assortment, our business, results of operations and financial condition could be adversely affected.

The market for products sold by our Computer Products Group is rapidly changing and highly competitive.

Our Computer Products Group operates in a market that is characterized by rapid technological changes, short product life cycles and a dependency on the introduction by third party manufacturers of new products and devices, which drives demand for accessories sold by the Company. To compete successfully, we need to anticipate and bring to market innovative new accessories in a timely and effective way, which requires significant skills and investment. We may not have sufficient market intelligence, talent or resources to successfully meet these challenges. Additionally, the short product life cycles increase the risk that our products will become commoditized or obsolete and that we could be left with an excess of old and slow-moving inventory. Rapid changes in technology, shifting demand for personal computers, laptops, tablets and mobile devices, as well as delays in the introduction of new technology and our ability to anticipate and respond to these changes and delays, could adversely affect the demand for our products and have an adverse effect on the business, results of operations and financial condition of our Computer Products Group. Recently, rapid changes in technology lead to the commoditization of many of our tablet accessories resulting in increased competition and a degradation in sales and margins. In 2014, we decided to shift our focus away from these commoditized products resulting in a reduction in sales and profitability. See "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Sales of our products may be adversely affected by issues that affect business, commercial and consumer spending decisions during periods of economic uncertainty or weakness.

Demand for our products, especially business machines and other durable goods, can be very sensitive to uncertain or weak economic conditions. In addition, during periods of economic uncertainty or weakness, we tend to see the demand for our products decrease, increased competition from private label and other branded and/or generic products that compete on price and quality and our reseller customers reduce inventories. In addition end-users tend to purchase more lower-cost, private label or other economy brands, more readily switch to electronic, digital or web-based products serving similar functions, or forgo certain purchases altogether. As a result, adverse changes in economic conditions or sustained periods of economic uncertainty or weakness could negatively affect our earnings and have an adverse effect on our business, results of operations, cash flow and financial position.

We rely extensively on information technology systems to operate, transact and otherwise manage our business. Any material failure, inadequacy, interruption or security breach of that technology or its supporting infrastructure could adversely affect our business, results of operations or financial condition.

We rely extensively on our information technology systems, most of which are outsourced to third-party service providers. We depend on these systems and our third-party service providers to effectively manage our business and execute the production, distribution and sale of our products as well as to manage and report our financial results and run other support functions. Although we have implemented service level agreements and have established monitoring controls, if our outsourcing vendors fail to perform their obligations in a timely manner or at satisfactory levels, our business could suffer. The failure of these systems to operate effectively, problems with transitioning to upgraded or replacement systems, or a breach in the security of these systems could disrupt service to our customers, negatively impact our ability to report our financial results in a timely and accurate manner, damage our reputation, and adversely affect our business, results of operations and financial condition.

Our information technology general controls are an important aspect of our internal control over financial reporting and our disclosure controls and procedures. In 2014, we had a material weakness in our information technology general controls which has been remediated. Failure to successfully execute our information technology general controls could adversely impact the effectiveness of our internal control over financial reporting and our disclosure controls and procedures and impair our ability to accurately report our financial results in a timely manner.

If services to our customers are negatively impacted by the failure or breach of our information systems, or if we are unable to accurately report our financial results in a timely manner or to conclude that our internal control over financial reporting and disclosure controls and procedures are effective, investor, supplier and customer confidence in our reported financial information as well as market perception of our Company and/or the trading price of our common stock could be adversely affected. The occurrence of any of these events could have an adverse impact on our business, results of operations and financial condition.

Growth in emerging market geographies may be difficult to achieve and exposes us to certain risks, including economic volatility, unstable political conditions and civil unrest.

An increasing percentage of our sales are derived from emerging markets such as Latin America and parts of Asia, the Middle East and Eastern Europe. Moreover, the profitable growth of our business in emerging markets, through both organic investments and through acquisitions, is a key element to our long-term growth strategy.

Emerging markets generally involve more financial and operational risks than more mature markets. In some cases, emerging markets have greater political and economic volatility, greater vulnerability to infrastructure and labor disruptions, are more susceptible to corruption, and are in locations where it may be more difficult to impose corporate standards and procedures and the extraterritorial laws of the United States. Negative or uncertain political climates and military disruptions in developing and emerging markets could also adversely affect us. Further, weak legal systems may affect our ability to enforce our intellectual property, contractual and other rights.

As we grow our business in these emerging markets, we increase our exposure to financial, legal and other risks including currency transfer restrictions, hyperinflation or devaluation, the lack of well-established or reliable legal systems, corruption, adverse economic conditions, political actions or instability, import and export restrictions, terrorism and civil unrest. Likewise, our cost of doing business increases due to costs of compliance with complex and numerous foreign and U.S. laws and regulations, including the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act, and regulations on the transfer of funds to and from foreign countries, which, from time to time, result in significant cash balances in foreign countries due to limitations on the repatriation of funds. See also "- Material disruptions resulting from telecommunication failures, power and/or water shortages, acts of God, war, terrorism and other geopolitical incidents and other circumstances outside our control could adversely impact our business, results of operations and financial condition."

If we are unable to successfully expand our businesses in emerging markets, achieve the return on capital we expect as a result of our investments, or effectively manage the risks inherent in our growth strategy in these markets, our business, results of operations and financial condition could be adversely affected.

Our strategy is partially based on growth through acquisitions. Failure to properly identify, value, manage and integrate any of the acquisitions may impact our business, results of operations and financial condition.

A key element of our long-term growth strategy involves acquisitions. We are particularly focused on acquiring companies that have the potential to accelerate our growth in emerging markets or our entry into adjacent product categories.

We may not be successful in identifying suitable acquisition opportunities, prevailing against competing potential acquirers, negotiating appropriate acquisition terms, obtaining financing, completing proposed acquisitions, integrating acquired businesses or expanding in new markets or product categories. In addition, an acquisition may not perform as planned, be accretive to earnings, or prove to be beneficial to our operations and cash flow. If we fail to effectively identify, value, consummate, manage and integrate any acquired company we may not realize the potential growth opportunities or achieve the synergies or financial results anticipated at the time of its acquisition, which could adversely affect our growth prospects, business and results of operations. An acquisition could also adversely impact our operating performance as a result of the issuance of acquisition-related debt, pre-acquisition potential liabilities, acquisition expense and the amortization of acquisition assets or possible future impairments of goodwill or intangible assets associated with the acquisition.

In addition, to the extent these acquisitions increase our exposure to emerging markets, the risks associated with doing business in these markets will increase. See also "- Growth in emerging market geographies may be difficult to achieve and exposes us to certain risks, including economic volatility, unstable political conditions and civil unrest."

Our failure to comply with customer contracts may lead to fines or loss of business which could adversely impact our revenue and results of operations.

Our contracts with our customers include specific performance requirements. In addition, some of our contracts with governmental customers are subject to various procurement regulations, contract provisions and other requirements. If we fail to comply with the specific provisions of our customer contracts or violate government contracting regulations, we could become subject to fines, suffer a loss of business or incur other penalties which, in the case of government contracts, could include suspension from further government contract opportunities. If our customer contracts are terminated, if we fail to meet our contractual obligations, are suspended or disbarred from government work, or if our ability to compete for new contracts is adversely affected, we could suffer a reduction in expected revenue and margins.

Litigation or legal proceedings could expose us to significant liabilities and damage our reputation.

In connection with our May 1, 2012 acquisition of Mead C&OP, we assumed all of the tax liabilities for the acquired foreign operations, including Tilibra Produtos de Papelaria Ltda. ("Tilibra"). In December of 2012, the Federal Revenue Department of the Ministry of Finance of Brazil ("FRD") issued a tax assessment (the "Brazilian Tax Assessment") against Tilibra, which challenged the tax deduction of goodwill from Tilibra's taxable income for the year 2007. A second assessment challenging the deduction of goodwill from Tilibra's taxable income for the years 2008, 2009 and 2010 was issued by FRD in October 2013.

Tilibra is disputing both of the tax assessments through established administrative procedures. We believe we have meritorious defenses and intend to vigorously contest these matters; however, there can be no assurances that we will ultimately prevail. We are in the early stages of the process to challenge the FRD's tax assessments, and the ultimate outcome will not be determined until the Brazilian tax appeal process is complete, which is expected to take a number of years. In addition, Tilibra's 2011-2012 tax years remain open and subject to audit, and there can be no assurances that we will not receive additional tax assessments regarding the goodwill for one or both of those years. With respect to the years 2008 to 2012 we have accrued R102.7 million ($38.7 million based on December 31, 2014 exchange rates) of tax, penalties and interest. If the FRD's initial position is ultimately sustained, the amount assessed would materially and adversely affect our cash flow in the year of settlement.

Because there is no settled legal precedent on which to base a definitive opinion as to whether we will ultimately prevail, we consider the outcome of this dispute to be uncertain. Since it is not more likely than not that we will prevail, in the fourth quarter of 2012, we recorded a reserve in the amount of $44.5 million (at December 31, 2012 exchange rates) in consideration of this contingency, of which $43.3 million was recorded as an adjustment to the purchase price and which included the 2008-2012 tax years plus interest and penalties through December 2012. In addition, we will continue to accrue interest related to this contingency until such time as the outcome is known or until evidence is presented that we are more likely than not to prevail. During 2014, 2013 and 2012, we accrued additional interest as a charge to current tax expense of $3.2 million, $1.8 million and $1.2 million, respectively.

There are various other claims, lawsuits and pending actions against us incidental to our operations. It is the opinion of management that (other than the Brazilian Tax Assessment) the ultimate resolution of these matters will not have a material adverse effect on our financial position, results of operations or cash flow. However, there is no assurance that we will ultimately be successful in our defense of any of these matters or that an adverse outcome in any matter will not affect our results of operations, financial condition or cash flow.

Risks associated with outsourcing the production of certain of our products and our information technology systems and other administrative functions could adversely affect our business, results of operations and financial condition.

We outsource certain manufacturing functions to suppliers in China and other Far Eastern countries and Eastern Europe. Outsourcing of product design and production creates a number of risks, including decreased control over the engineering and manufacturing processes resulting in unforeseen production delays or interruptions, inferior product quality, loss or misappropriation of trade secrets and other performance issues which could result in cost overruns, delayed deliveries or shortages. Additionally, our suppliers must comply with our design and product content specifications, and all applicable laws, including product safety, security, labor and environmental laws. In addition, we expect our suppliers to conform to our and our customers' expectations with respect to product safety, product quality and social responsibility, be responsive to our audits and otherwise be certified as meeting our and our customers' supplier codes of conduct. Failure to meet any of these requirements may result in our having to cease doing business with a supplier or cease production at a particular facility. Substitute suppliers might not be available or, if available, might be unwilling or unable to offer products on acceptable terms or in a timely manner. Any of these circumstances could result in unforeseen production delays and increased costs and negatively affect our ability to deliver products and services to our customers, all of which could adversely affect our business, results of operations and financial condition.

Moreover, if one or more of our suppliers is unable or unwilling to continue to provide products of acceptable quality, at acceptable cost or in a timely manner due to financial difficulties, insolvency or otherwise, or if customer demand for our products increases, we may be unable to secure sufficient additional capacity from our current suppliers, or others, in a timely manner or on acceptable terms. Any of these events could result in unforeseen production delays and increased costs and negatively affect our ability to deliver our products and services to our customers, all of which could adversely affect our business, results of operations and financial condition.

We also outsource important portions of our information technology infrastructure and systems support to third party service providers. Outsourcing of information technology services creates risks to our business which are similar to those created by our product production outsourcing. If one or more of our information technology suppliers is unable or unwilling to continue to provide services at acceptable cost due to financial difficulties, insolvency or otherwise, or if our third party service providers experience a security breach or disruptions in service, our business could be adversely affected. See also "- We rely extensively on information technology systems to operate, transact and otherwise manage our business. Any material failure, inadequacy, interruption or security breach of that technology or its supporting infrastructure could adversely affect our business, results of operation or financial condition."

In addition, we outsource certain administrative functions, such as payroll processing, benefit plan administration and accounts payable to third party service providers and may outsource other functions in the future to achieve cost savings and efficiencies. If the service providers to which we outsource these functions do not perform effectively, we may not be able to achieve the expected cost savings and may have to incur additional costs to correct errors made by such service providers. Depending on the function involved, such errors may lead to business disruption, processing inefficiencies or loss of, or damage to intellectual property, or harm employee morale.

Continued declines in the use of certain of our products, especially paper-based dated and time management and productivity tools, could adversely affect our business.

A number of our products and brands consist of paper-based dated and time management and productivity tools that historically have tended to be higher-margin products. However, consumer preference for technology-based solutions for time management and planning continues to grow worldwide. Many consumers use or have access to electronic tools that may serve as substitutes for traditional paper-based time management and productivity tools. Accordingly, the continued introduction of new digital software applications and web-based services by companies offering time management and productivity solutions could adversely impact the revenue and profitability of our largely paper-based portfolio of dated and time management products.

Additionally, the markets for other product categories, such as decorative calendars, ring binders and mechanical binding equipment, are also declining. A continued decline in the overall size of the market for the products we sell could adversely impact our business, results of operations and financial condition.

Our significant indebtedness requires us to dedicate a substantial portion of our cash flow to debt payments and limits our ability to engage in certain activities. If we are unable to meet our obligations under our debt agreements or are contractually restricted from pursuing activities or transactions that we believe are in our long-term best interests, our business, results of operations and financial condition could be adversely affected.

As of December 31, 2014, we had $800.7 million of outstanding debt. Our debt service obligations require us to dedicate a substantial portion of our cash flow from operating activities to payments on our indebtedness, which reduces the availability of our cash flow to fund working capital, capital expenditures, research and product development efforts, potential acquisitions and for other general corporate purposes. Our significant indebtedness also may increase our vulnerability to economic downturns and changing market conditions and place us at a competitive disadvantage relative to competitors that have less debt. In addition, approximately $299 million of our outstanding debt is subject to floating interest rates, which increases our exposure to fluctuations in interest rates.

The terms of our debt agreements also limit our ability to engage in certain activities and transactions that may be in our long-term interest. Among other things, the covenants and financial ratios and tests contained in our debt agreements restrict or limit our ability to incur additional indebtedness, incur certain liens on our assets, issue preferred stock or certain disqualified stock, make restricted payments, including investments, sell our assets or merge with other companies, and enter into certain transactions with affiliates. We are also required to maintain specified financial ratios under certain circumstances and satisfy financial condition tests. Our ability to comply with these covenants and financial ratios and tests may be affected by events beyond our control, and we may not be able to continue to meet those covenants, ratios and tests.

Our ability to meet our debt obligations, including our financial covenants and to refinance our existing indebtedness upon maturity, will depend upon our future operating performance, which will be affected by general economic, financial, competitive, regulatory, business and other factors. Breach of any of the covenants, ratios and tests contained in the agreements governing our indebtedness, or our inability to pay interest on, or principal of, our outstanding debt as it becomes due, could result in an event of default, in which case our lenders could declare all amounts outstanding to be immediately due and payable. If our lenders accelerate our indebtedness or we are not able to refinance our debts at maturity, our assets may not be sufficient to repay in full such indebtedness and any other indebtedness that would become due as a result of such acceleration. If we then are unable to obtain replacement financing or any such replacement financing is on terms that are less favorable than the indebtedness being replaced, our liquidity, results of operations and financial condition would be adversely affected.

Should any of the risks associated with our substantial indebtedness be realized, our business, results of operations and financial condition could be adversely affected. See also "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

Our business is subject to risks associated with seasonality, which could adversely affect our cash flow, results of operations and financial condition.

Historically, our business has experienced higher sales in the third and fourth quarters of the calendar year. Two principal factors contribute to this seasonality: (1) the office products industry, its customers and ACCO Brands specifically are major suppliers of products related to the "back-to-school" season, which occurs principally from June through September for our North American business and from November through February for our Australian and Brazilian businesses; and (2) several products we sell lend themselves to calendar year-end purchase timing, including AT-A-GLANCE® and Day-Timer® planners, paper organization and storage products (including bindery) and Kensington computer accessories, which have higher sales in the fourth quarter driven by traditionally strong fourth-quarter sales of personal computers and tablets. As a result, we have generated, and expect to continue to generate, most of our earnings in the second half of the year and much of our cash flow in the first, third and fourth quarters as receivables are collected. If these typical seasonal increases in sales of certain portions of our product line do not materialize, it may have an outsized impact on our business, which could adversely affect our cash flow, results of operations and financial condition.

Risks associated with currency volatility could adversely affect our sales, profitability, cash flow and results of operations.

With approximately 45% of our sales for the fiscal year ended December 31, 2014 arising from foreign sales, fluctuations in currency exchange rates can have a material impact on our results of operations. Our risk exposure is primarily related to the Brazilian real, the Canadian dollar, the Euro, the Australian dollar, the British pound, the Mexican peso and the Japanese yen. Currency fluctuations impact the results of our non-U.S. operations that are reported in U.S. dollars. As a result, a strong U.S. dollar reduces the dollar-denominated sales contributions from foreign operations and a weak U.S. dollar benefits us in the form of higher reported sales.

Additionally approximately half of the products we sell are sourced from China and other Far Eastern countries and Eastern Europe and are paid for in U.S. dollars based on prevailing currency exchange rates. Thus, for our non-U.S. businesses, movements in the value of local currencies relative to the U.S. dollar affect our cost of goods sold where we source products from Asia, with a weaker dollar decreasing costs of goods sold and a stronger dollar increasing costs of goods sold relative to the local selling price.

We cannot predict the rate at which the U.S. dollar will trade against other currencies in the future. As the reporting currency of the Company is the U.S. dollar, if the U.S. dollar were to strengthen, making the dollar more valuable relative to other currencies in the global market, it would negatively impact the U.S dollar value of our international sales, profits and cash flow and it could adversely impact our ability to compete or competitively price our products in those markets, and therefore, adversely affect our sales, profitability, cash flow and results of operations. Additionally, as we increase the size of our business in emerging markets, our exposure to the risks associated with currency volatility increases. See also "- Growth in emerging market geographies may be difficult to achieve and exposes us to certain risks, including economic volatility, unstable political conditions and civil unrest."

During the fourth quarter of 2014, the U.S. dollar strengthened significantly relative to other currencies which reduced our sales and adversely impacted our financial results. We expect this trend to continue into 2015. See "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Raw materials, labor and transportation costs are subject to price increases and decreases that could adversely affect our sales and profitability.

The primary materials used in the manufacturing of many of our products are paper, plastics, resin, polyester and polypropylene substrates, steel, wood, aluminum, melamine, zinc and cork. In general, our gross profit may be affected from time to time by fluctuations in the prices of these materials. We attempt to reduce our exposure to increases in these costs through a variety of measures, including obtaining price increases from our customers when appropriate as well as executing periodic purchases, future delivery contracts, longer-term price contracts and holding our own inventory. Likewise, we attempt to take advantage of price decreases by negotiating cost reductions with our suppliers to ensure that our customer pricing remains competitive. There can be no assurances that we will successfully negotiate price increases or decreases or that the other measures we take to manage the risk of fluctuation in raw material costs will be effective in avoiding a negative impact in our sales and profitability. See also "Note 13. Derivative Financial Instruments" to the consolidated financial statements contained in Part II, Item 8. of this report.

Inflationary and other substantial increases and decreases in costs of materials, labor and transportation have occurred in the past and may recur, and raw materials may not continue to be available in adequate supply in the future. Shortages in the supply of any of the raw materials we use in our products and services, or the availability of international shipping capacity could result in price increases or decreases that could have an adverse effect on our business, results of operations and financial condition.

Some of our suppliers are dependent upon other industries for raw materials as well as the other products and services necessary to produce the products they supply to us. Any adverse impacts to those industries could have a ripple effect on our suppliers, which could adversely impact their ability to supply us at levels or costs we consider necessary or appropriate for our business, or at all. Any such disruptions could negatively impact our ability to deliver products and services to our customers, which in turn could have an adverse impact on our business, results of operations and financial condition.

Our pension costs and cash contributions could substantially increase as a result of volatility in the equity markets, changes in interest rates or other factors.

Our defined benefit pension plans are not fully funded and the funding status of our plans is a significant factor in determining the net periodic benefit costs of our pension plans and the ongoing funding requirements of those plans. Changes in interest rates and the market value of plan assets impact the funded status of these plans and cause volatility in the net periodic benefit cost and future plan funding requirements. Our cash contributions to pension and defined benefit plans totaled $12.4 million in 2014; however the exact amount of cash contributions made to pension plans in any year is dependent upon a number of factors, including the investment returns on pension plan assets and laws relating to pension funding requirements. A significant increase in our pension funding requirements could have an adverse impact on our cash flow, results from operations and financial condition. See also "Part II, Item 7. Critical Accounting Policies - Employee Benefit Plans" and "Note 5. Pension and Other Retiree Benefits" to the consolidated financial statements contained in Part II, Item 8. of this report for more information about these plans.

Impairment charges could have a material adverse effect on our financial results.

We have recorded significant amounts of goodwill and other intangible assets, which increased substantially due to our acquisition of Mead C&OP. As a result, the fair values of certain indefinite-lived trade names are not significantly above their carrying values. Future events may occur that could adversely affect the reported value of our assets and require impairment charges, which could negatively affect our financial results. Such events may include, but are not limited to, a sustained decline in our stock price or our sales of one or more of our branded product lines, or strategic decisions we may choose to make regarding how we use our brands in various global markets.

Should one of our customers or suppliers experience financial difficulties or file for bankruptcy our cash flow, results of operations and financial condition could be adversely affected.

Our concentrated customer base increases our customer credit risk. Were any of our customers to face liquidity issues, become insolvent or file for bankruptcy, we could be adversely impacted due to not only a reduction in future sales but also delays in payment and/or losses associated with the inability to collect any outstanding accounts receivable from that customer. Such a result could adversely impact our cash flow, results of operations and financial condition.

In addition, should one of our suppliers or third party service providers experience financial difficulties our business, results of operations and financial condition could be adversely affected. See also "- Risks associated with outsourcing the production of certain of our products and our information technology systems and other administrative functions could adversely affect our business, results of operations and financial condition."

We are subject to global environmental regulation and environmental risks, product content and product safety laws and regulations as well as laws, regulations and self-regulatory requirements relating to privacy and data security.

Our business is subject to national, state, provincial and/or local environmental laws and regulations in both the U.S. and abroad which govern the discharge and emission of certain materials and waste, and establish standards for their use, disposal and management. We are also subject to laws regulating the content of toxic chemicals and materials in the products we sell as well as laws and directives related to the safety of our products, and self-regulatory requirements regarding privacy and data security. There has also been a sharp increase in laws and regulations in Europe, the U.S. and elsewhere, imposing requirements on our handling of personal data, including data of employees, consumers and business contacts.

All of these laws, regulations and self-regulatory frameworks are complex and may change frequently. Capital and operating expenses required to comply with environmental, product content and product safety laws and regulations and information security and privacy obligations can be significant, and violations may result in substantial fines, penalties and civil damages as well as reputational damage. Any significant increase in our costs of complying with applicable environmental and product content and safety laws and obligations relating to privacy and data security as well as claims or liability arising from noncompliance with such laws, regulations and self-regulatory frameworks, could have an adverse effect on our results of operations and financial condition.

In addition, as we expand our business into emerging and new markets, we increase the number of laws and regulations we are required to comply with which increases the complexity and costs of compliance as well as the risks of noncompliance. See also "- Growth in emerging market geographies may be difficult to achieve and exposes us to certain risks, including economic volatility, unstable political conditions and civil unrest."

Our inability to secure, protect and maintain rights to intellectual property could have an adverse impact on our business.

We own and license many patents, trademarks, brand names, trade names, and proprietary content that are, in the aggregate, important to our business. In particular, key products such as our computer security products and our office machines contain patented technology, our school and dated goods business operates under strong consumer brands and our school and calendar businesses license content from third parties. If third parties challenge the validity or enforceability of our intellectual property rights and we cannot successfully defend these challenges, or our intellectual property is invalidated or our patents expire, or if our licenses are terminated due to breach by us, or if licenses expire or are not renewed, our business, results of operations and financial condition could be adversely impacted. The loss, expiration or non-renewal of any individual trademark, patent or license may not be material to us, but the loss of a number of patents or trademarks, or the expiration or non-renewal of a significant number of licenses that relate to principal portions of our business could negatively impact our competitive position in the market and have an adverse effect on our business.

We could also incur substantial costs to pursue legal actions relating to the unauthorized use by third parties of our intellectual property. If our brands become diluted, if our patents are infringed, or if our competitors introduce brands and products that cause confusion with our brands in the marketplace, the value of our brands may become diminished, which could adversely impact our sales and profitability.

We may also become involved in defending intellectual property infringement claims being asserted against us that could cause us to incur substantial costs, divert the efforts of our management, and require us to pay substantial damages or require us to obtain a license, which might not be available on reasonable terms, if at all.

Product liability claims or regulatory actions could adversely affect our financial results or harm our reputation or the value of our end-user brands.

Claims for losses or injuries purportedly caused by some of our products, arise in the ordinary course of our business. In addition to the risk of substantial monetary judgments and penalties which could have an adverse affect on our results of operations and financial condition, product liability claims or regulatory actions could result in negative publicity that could harm our reputation in the marketplace or the value of our end-user brands. We also could be required to recall and possibly discontinue the sale of possible defective or unsafe products, which could result in adverse publicity and significant expenses.

Our success depends on our ability to attract and retain qualified personnel.

Our success will depend on our ability to attract and retain qualified personnel, including executive officers and other key personnel. We rely to a significant degree on compensating our executive officers and key employees with performance-based incentive awards that pay out only if specified performance goals have been met. To the extent these performance goals are not met and the incentive awards do not pay out, or pay out less than the targeted amount, as has occurred in prior years, it may motivate certain executive officers and key employees to seek other opportunities. The loss of key management personnel or other key employees or our potential inability to attract such personnel may adversely affect our ability to manage our overall operations and successfully implement our business strategy.

Our stock price has been volatile historically and may continue to be volatile in the future.

The market price for our common stock has been volatile historically. Our results are significantly affected by factors including those described elsewhere in this "Part I, Item 1A. Risk Factors" as well as the following:

•quarterly fluctuations in our operating results compared to market expectations;
•fluctuations in the stock market prices and volumes;
•changes in financial estimates by us or securities analysts and recommendations by securities analysts;
•actual or anticipated negative earnings or other announcements by us or our top customers; and
•the composition of our shareholders, particularly the presence of "short sellers" trading in our stock

Volatility in our stock price could adversely affect our business and financing opportunities and force us to increase our cash compensation to our employees or grant larger stock awards, which could hurt our operating results and reduce the percentage ownership of our existing stockholders.

Material disruptions resulting from telecommunication failures, power and/or water shortages, acts of God, war, terrorism, other geopolitical incidents or other circumstances outside our control could adversely impact our business, results of operations and financial condition.

A disruption at one of our or at one of our supplier's or third-party service providers’ facilities (especially facilities in China and other Asia-Pacific countries as well as Latin America) could adversely impact production, and customer deliveries or otherwise negatively impact the operation of our business and result in increased costs. Such a disruption could occur as a result of any number of events including but not limited to a major equipment failure, labor stoppages, transportation failures affecting the supply and shipment of materials and finished goods, the unavailability of raw materials, severe weather conditions, natural disasters, civil unrest, war or terrorism and disruptions in utility and other services. Any such disruptions could adversely impact our business, results of operations or financial condition.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We have manufacturing facilities in North America, Europe, Brazil, Mexico and Australia, and maintain distribution centers in the regional markets we service. We lease our corporate and U.S. headquarters in Lake Zurich, Illinois. The following table lists our principal facilities by segment as of December 31, 2014:

Location	Functional Use	Owned/Leased
North America:
Ontario, California	Distribution/Manufacturing	Leased
Booneville, Mississippi	Distribution/Manufacturing	Owned
Ogdensburg, New York	Distribution/Manufacturing	Owned/Leased
Sidney, New York	Distribution/Manufacturing	Owned
Alexandria, Pennsylvania	Distribution/Manufacturing	Owned
Pleasant Prairie, Wisconsin	Distribution/Manufacturing	Leased
Mississauga, Canada	Distribution/Manufacturing/Office	Leased
International:
Sydney, Australia	Distribution/Manufacturing	Owned
Bauru, Brazil	Distribution/Manufacturing/Office	Owned
Aylesbury, England	Office	Leased
Halesowen, England	Distribution	Owned
Lillyhall, England	Manufacturing	Leased
Tornaco, Italy	Distribution	Owned
Lerma, Mexico	Manufacturing/Office	Owned
Born, Netherlands	Distribution	Leased
Wellington, New Zealand	Distribution/Office	Owned
Arcos de Valdevez, Portugal	Manufacturing	Owned
Computer Products Group:
Redwood Shores, California	Office	Leased

The Computer Products Group also utilizes many of the distributions centers listed above. We believe that the properties are suitable to the respective businesses and have production capacities adequate to meet the needs of our businesses.

ITEM 3. LEGAL PROCEEDINGS

In connection with our May 1, 2012 acquisition of Mead C&OP we assumed all of the tax liabilities for the acquired foreign operations including Tilibra. In December of 2012, the FRD issued a tax assessment against Tilibra, which challenged the tax deduction of goodwill from Tilibra's taxable income for the year 2007. A second assessment challenging the deduction of goodwill from Tilibra's taxable income for the years 2008, 2009 and 2010 was issued by FRD in October 2013.

Tilibra is disputing both of the tax assessments through established administrative procedures. We believe we have meritorious defenses and intend to vigorously contest these matters; however, there can be no assurances that we will ultimately prevail. We are in the early stages of the process to challenge the FRD's tax assessments, and the ultimate outcome will not be determined until the Brazilian tax appeal process is complete, which is expected to take a number of years. In addition, Tilibra's 2011-2012 tax years remain open and subject to audit, and there can be no assurances that we will not receive additional tax assessments regarding the goodwill for one or both of those years. With respect to the years 2008 to 2012 we have accrued R102.7 million ($38.7 million based on December 31, 2014 exchange rates) of tax, penalties and interest. If the FRD's initial position is ultimately sustained, the amount assessed would materially and adversely affect our cash flow in the year of settlement.

Because there is no settled legal precedent on which to base a definitive opinion as to whether we will ultimately prevail, we consider the outcome of this dispute to be uncertain. Since it is not more likely than not that we will prevail, in the fourth quarter of 2012, we recorded a reserve in the amount of $44.5 million (at December 31, 2012 exchange rates) in consideration of this contingency, of which $43.3 million was recorded as an adjustment to the purchase price and which included the 2008-2012 tax years plus interest and penalties through December 2012. In addition, we will continue to accrue interest related to this contingency until such time as the outcome is known or until evidence is presented that we are more likely than not to prevail. During 2014, 2013 and 2012, we accrued additional interest as a charge to current tax expense of $3.2 million, $1.8 million and $1.2 million, respectively.

There are various other claims, lawsuits and pending actions against us incidental to our operations. It is the opinion of management that (other than the Brazilian Tax Assessment) the ultimate resolution of these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flow. However, we can make no assurances that we will ultimately be successful in our defense of any of these matters.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER
PURCHASES OF EQUITY SECURITIES

Common Stock Information

Our common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "ACCO." The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported on the NYSE for 2013 and 2014:

	High	Low
2013
First Quarter	$9.16	$6.55
Second Quarter	$7.63	$5.97
Third Quarter	$7.44	$6.08
Fourth Quarter	$7.26	$5.56
2014
First Quarter	$7.25	$5.47
Second Quarter	$6.56	$5.77
Third Quarter	$7.97	$5.99
Fourth Quarter	$9.45	$6.48
As of February 9, 2015, we had approximately 16,900 registered holders of our common stock.

Stock Performance Graph

The following graph compares the cumulative total stockholder return on our common stock to that of the S&P Office Services and Supplies (SuperCap1500) Index and the Russell 2000 Index assuming an investment of $100 in each from December 31, 2009 through December 31, 2014.

	Cumulative Total Return
	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
ACCO Brands Corporation.	$100.00	$117.03	$132.55	$100.82	$92.31	$123.76
Russell 2000	100.00	126.86	121.56	141.43	196.34	205.95
S&P Office Services and Supplies (SuperCap1500)	100.00	122.41	105.80	102.55	163.73	171.51

Common Stock Purchases

The following table provides information about our purchases of equity securities during the year ended December 31, 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
August 1, 2014 to August 31, 2014	—	$—	—	$100,000,000
September 1, 2014 to September 30, 2014	810,972	7.14	810,972	94,207,668
October 1, 2014 to October 31, 2014	1,839,051	6.93	1,839,051	81,459,732
November 1, 2014 to November 30, 2014	105,619	8.41	105,619	80,571,795
December 1, 2014 to December 31, 2014	—	—	—	80,571,795
Total	2,755,642	$7.05	2,755,642	$80,571,795
(1) On August 21, 2014, the Company announced that its Board of Directors had approved the repurchase of up to $100 million in shares of its common stock.
The number of shares to be purchased and the timing of purchases will depend on the Company's stock price, leverage ratios, cash balances, general business and market conditions, and other factors, including alternative investment opportunities and working capital needs. The Company may repurchase its shares, from time to time, through a variety of methods, including open-market purchases, privately negotiated transactions and block trades or pursuant to repurchase plans designed to comply with the Rule 10b5-1 of the Securities Exchange Act of 1934. In connection with the share repurchase authorization, the Company has entered into a written trading plan under Rule 10b5-1 for the purchase of a portion of the common stock authorized for repurchase, and may enter into additional Rule 10b5-1 plans in the future. Stock repurchases will be subject to market conditions, SEC regulations and other considerations and may be commenced or suspended at any time or from time to time, without prior notice. Accordingly, there is no guarantee as to the number of shares that will be repurchased or the timing of such repurchases.

Dividend Policy

We have not paid any dividends on our common stock since becoming a public company. We intend to retain any 2015 earnings to reduce our indebtedness and repurchase our shares, absent a value-creating acquisition. Any determination as to the declaration of dividends is at our Board of Directors’ sole discretion based on factors it deems relevant at that time.

ITEM 6. SELECTED FINANCIAL DATA

SELECTED HISTORICAL FINANCIAL DATA

The following table sets forth our selected consolidated financial data. The selected consolidated financial data as of and for the five fiscal years ended December 31, 2014 are derived from our consolidated financial statements. The data should be read in conjunction with the consolidated financial statements and related notes contained in Item 8. in this report.

	Year Ended December 31,
	2014	2013	2012(1)	2011	2010
(in millions of dollars, except per share data)
Income Statement Data:
Net sales	$1,689.2	$1,765.1	$1,758.5	$1,318.4	$1,284.6
Operating income(2)	173.6	145.8	139.3	115.2	109.7
Interest expense	49.5	59.0	91.3	78.1	79.0
Interest income	(5.6)	(4.3)	(2.0)	(0.9)	(0.7)
Other expense, net(3)	0.8	7.6	61.3	3.6	1.2
Income from continuing operations(4)	91.6	77.3	117.0	18.6	7.8
Per common share:
Income from continuing operations(4)
Basic	$0.81	$0.68	$1.24	$0.34	$0.14
Diluted	$0.79	$0.67	$1.22	$0.32	$0.14
Balance Sheet Data (at year end):
Total assets	$2,226.4	$2,382.9	$2,507.7	$1,116.7	$1,149.6
External debt	800.6	920.9	1,072.1	669.0	727.6
Total stockholders’ equity (deficit)	681.0	702.3	639.2	(61.9)	(79.8)
Other Data:
Cash provided (used) by operating activities	$171.7	$194.5	$(7.5)	$61.8	$54.9
Cash (used) provided by investing activities	(25.8)	(33.3)	(423.2)	40.0	(14.9)
Cash (used) provided by financing activities	(142.0)	(155.5)	360.1	(63.1)	(0.1)

(1)
On May 1, 2012, we completed the Merger. Accordingly, the results of Mead C&OP are included in the Company's consolidated financial statements from the date of the Merger. For further information on the Merger, see "Note 3. Acquisitions" to the consolidated financial statements contained in Item 8. of this report.

(2)
Operating income for the years 2014, 2013, 2012, 2011 and 2010 was impacted by restructuring charges (income) of $5.5 million, $30.1 million, $24.3 million, $(0.7) million and $(0.5) million, respectively.

(3)
Other expense, net for the years 2013 and 2012 was impacted by $9.4 million and $61.4 million in charges, respectively, related to the refinancings completed in 2013 and 2012. For further information on our refinancing, see "Note 4. Long-term Debt and Short-term Borrowings" to the consolidated financial statements contained in Item 8. of this report.

(4)
Due to the Merger, we analyzed our need to maintain valuation allowances against our U.S. deferred taxes, which were established in 2009. Based on our analysis we determined in 2012 that there existed sufficient evidence in the form of future taxable income from the combined operations to release $126.1 million of the valuation allowance that had been previously recorded against the U.S. deferred income tax assets. In 2013 and 2012, we also released $11.6 million and $19.0 million, respectively, of valuation allowances in certain foreign jurisdictions. For a further discussion, see "Note 11. Income Taxes" to the consolidated financial statements contained in Item 8. of this report.

SUPPLEMENTAL NON-GAAP FINANCIAL MEASURES

To supplement our consolidated financial statements presented in accordance with generally accepted accounting principles in the United States ("GAAP"), we provide investors with certain non-GAAP measures. See below for an explanation of how we calculate and use these non-GAAP financial measures and for a reconciliation of these non-GAAP financial measures to the most comparable GAAP financial measures.

We believe these non-GAAP financial measures are appropriate to enhance an overall understanding of our past financial performance and also our prospects for the future, as well as to facilitate comparisons with our historical operating results. Adjustments to our GAAP results are made with the intent of providing both management and investors a more complete understanding of our underlying operational results and trends. For example, the non-GAAP measures are an indication of our baseline performance before gains, losses or other charges that are considered by management to be outside our core operating results. In addition, these non-GAAP financial measures are among the primary indicators management uses as a basis for our planning and forecasting of future periods . Additionally, senior management’s incentive compensation is derived, in part, using certain of these non-GAAP financial measures.

There are limitations in using non-GAAP financial measures because the non-GAAP financial measures are not prepared in accordance with generally accepted accounting principles and may be different from non-GAAP financial measures used by other companies. The non-GAAP financial measures are limited in value because they exclude certain items that may have a material impact upon our reported financial results; such as unusual tax items, restructuring and integration charges, goodwill or other intangible asset impairment charges, foreign currency fluctuation, and other one-time or non-recurring items. The presentation of this additional information is not meant to be considered in isolation or as a substitute for the directly comparable financial measures prepared in accordance with GAAP. Investors should review the reconciliations of the non-GAAP financial measures to their most directly comparable GAAP financial measures as provided in the tables below as well as our consolidated financial statements and related notes included elsewhere in this report.

Net Sales at Constant Currency

We provide net sales at constant currency in order to facilitate comparisons of our historical sales results as well as highlight the underlying sales trends in our business. We calculate net sales at constant currency by translating the current period foreign operation net sales at prior year periodic currency rates.

The following table provides a reconciliation of GAAP net sales as reported to Non-GAAP net sales at constant currency:

	Year Ended December 31, 2014			Year Ended December 31, 2013
(in millions of dollars)	GAAP Reported Net Sales	Currency Translation	Non-GAAP Net Sales at Constant Currency	GAAP Reported Net Sales	% Change at Constant Currency
ACCO Brands North America	$1,006.0	$9.8	$1,015.8	$1,041.4	(2)%
ACCO Brands International	546.9	24.1	571.0	566.6	1%
Computer Products Group	136.3	1.3	137.6	157.1	(12)%
Total	$1,689.2	$35.2	$1,724.4	$1,765.1	(2)%

Adjusted Operating Income

We provide adjusted operating income in order to facilitate comparisons of our historical operating results by excluding one-time gains, losses and other charges, such as restructuring charges.

The following table provides a reconciliation of GAAP operating income as reported to Non-GAAP adjusted operating income:

	Year Ended December 31, 2014
(in millions of dollars)	GAAP Reported Operating Income	Adjustments(1)	Non-GAAP Adjusted Operating Income
ACCO Brands North America	$140.7	$3.3	$144.0
ACCO Brands International	62.9	1.1	64.0
Computer Products Group	8.2	1.1	9.3
Corporate	(38.2)	—	(38.2)
Total	$173.6	$5.5	$179.1

(1) Represents restructuring charges.

Free Cash Flow

We provide free cash flow in order to show the cash available to pay down debt, buy back common shares and fund acquisitions. Free cash flow represents cash flow from operating activities less additions to property, plant and equipment, net of proceeds from the disposition of assets.

The following table sets forth a reconciliation of GAAP net cash provided by operating activities as reported to Non-GAAP free cash flow:

(in millions of dollars)	Year Ended December 31, 2014
Net cash provided by operating activities	$171.7
Net cash provided (used) by:
Additions to property, plant and equipment	(29.6)
Proceeds from the disposition of assets	3.8
Free cash flow	$145.9

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

INTRODUCTION

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements of ACCO Brands Corporation and the accompanying notes contained in Item 8. of this report. Unless otherwise noted, the following discussion pertains only to our continuing operations.

Overview of the Company

ACCO Brands is a leading global manufacturer and marketer of office, school and calendar products and select computer and electronic accessories. Approximately 80% of our net sales come from brands that occupy the number one or number two positions in the select markets in which we compete. We seek to develop new products that meet the needs of our consumers and commercial end-users. We compete through a balance of product innovation, category management, a low-cost operating model and an efficient supply chain. We sell our products to consumers and commercial end-users primarily through resellers, including traditional office supply resellers, wholesalers, and retailers, including on-line retailers. Our products are sold primarily to markets located in the U.S., Northern Europe, Brazil, Canada, Australia, and Mexico. For the year ended December 31, 2014, approximately 45% of our sales were outside the U.S.

The majority of our revenue is concentrated in geographies where demand for our product categories is in mature stages, but we see opportunities to grow sales through share gains, channel expansion and new products. We expect to derive growth in faster growing emerging geographies where demand in the product categories in which we compete is strong, such as in Latin America and parts of Asia, the Middle East and Eastern Europe. We plan to grow through organic growth supplemented by strategic acquisitions in both core and adjacent categories. Historically, key drivers of demand for office and school products have included trends in white collar employment levels, education enrollment levels, gross domestic product (GDP), growth in the number of small businesses and home offices, as well as consumer usage trends for our product categories.

We believe our leading product positions provide the scale to enable us to invest in product innovation and drive growth across our product categories. We currently manufacture approximately half of our products locally where we operate, and source approximately the other half of our products, primarily from China.

ACCO Brands North America and ACCO Brands International

ACCO Brands North America and ACCO Brands International manufacture, source and sell traditional office products, school supplies and calendar products. ACCO Brands North America comprises the U.S. and Canada, and ACCO Brands International comprises the rest of the world, primarily Northern Europe, Brazil, Australia and Mexico.

Our office, school and calendar product lines use name brands such as AT-A-GLANCE®, Day-Timer®, Five Star®, GBC®, Hilroy, Marbig, Mead®, NOBO, Quartet®, Rexel, Swingline®, Tilibra, Wilson Jones® and many others. Products and brands are not confined to one channel or product category and are sold based on end-user preference in each geographic location.

The majority of our office products, such as stapling, binding and laminating equipment and related consumable supplies, shredders and whiteboards, are used by businesses. Most of these end-users purchase their products from our customers, which include traditional office supply resellers, wholesalers and other retailers, including on-line retailers. We also supply some of our products directly to large commercial and industrial end-users, and provide business machine maintenance and certain repair services. We also supply private label products within the office products sector.

Our school products include notebooks, folders, decorative calendars, and stationery products. We distribute our school products primarily through mass merchandisers, and other retailers, such as grocery, drug and office superstores as well as on-line retailers. We also supply private label products within the school products sector.

Our calendar products are sold throughout all channels where we sell office or school products, as well as directly to consumers both on-line and through direct mail.

Computer Products Group

Our Computer Products Group designs, sources, distributes, markets and sells accessories for laptop and desktop computers, and tablets. These accessories primarily include security products, input devices such as mice, laptop computer carrying cases, hubs, docking stations, power adapters, tablet accessories and charging racks and ergonomic devices. We sell these products mostly under the Kensington®, Microsaver® and ClickSafe® brand names, with the majority of revenue coming from the U.S. and Northern Europe. Our computer products are manufactured by third-party suppliers, principally in Asia, and are distributed from our regional facilities. Our computer products are sold primarily to consumer electronics retailers, information technology value-added resellers, original equipment manufacturers and office products retailers, as well as directly to consumers on-line.

In 2014 we repositioned the Computer Products Group by shifting our focus away from commoditized tablet accessories. We expect the repositioning of this business to be complete by the second half of 2015. The sales of laptop and desktop computers, which help drive the sales our accessories, had a change in trend in 2014, with sales increasing slightly after two years of declining sales.

Overview of 2014 Company Performance

In 2014, net sales decreased 4% to $1,689.2 million from $1,765.1 million in the prior year. Foreign currency adversely impacted sales by $35.2 million, or 2%. The remaining decline was primarily in the North America segment, where sales fell largely as the result of the merger of Office Depot and OfficeMax, and in the Computer Products Group segment, primarily due to lower sales of tablet accessories. Despite the sales declines we were able to improve our gross margin to 31.4% from 31.0%, and reduce our SG&A expenses by 5%. These improvements were largely the result of cost savings and productivity initiatives. Operating income increased by $28 million, primarily due to lower restructuring charges in the current year. Underlying operating income declined primarily due to the decline in sales. However, operating income as a percent of sales increased as the lower sales, adverse foreign exchange and a $10 million increase in management incentive compensation were all offset by cost savings and productivity improvements.

Net income was $91.6 million, or $0.79 per diluted share, compared to net income of $77.1 million, or $0.67 per diluted share in the prior year. The company generated significant free cash flow in 2014, $146 million (net cash provided by operating activities of $172 million less net cash used in investing activities of $26 million) and as a result we reduced our debt by $120 million and repurchased $22 million of our Company's common stock.

See also "Item 6. Selected Financial Data - Supplemental Non-GAAP Financial Measures."

Consolidation in Our Industry

Our results are dependent upon a number of factors, including pricing and competition. Current pricing and demand levels for office products reflect the substantial consolidation among the global resellers of office products. This consolidation has led to multiple years of industry pricing pressure and more efficient asset utilization by customers, resulting in lower sales and volume for suppliers of office products. In the fourth quarter of 2013, two of our large customers, Office Depot and OfficeMax, completed their merger. Since the merger the combined company has taken actions to harmonize pricing from their suppliers, close retail outlets and rationalize their supply chain which have negatively impacted and will continue to negatively impact, our sales and margins. In 2014, sales to Office Depot globally declined by $40 million.

We believe these activities will continue for some time and that these adverse effects and future effects will take several years to be fully realized. Additionally, Staples recently announced an agreement to acquire Office Depot. See "Part I, Item1A. Risk Factors - Our customers may further consolidate, which could adversely impact our salea and margins."

Foreign Currency

With approximately 45% of our net sales for the fiscal year ended December 31, 2014 arising from foreign sales, fluctuations in currency exchange rates can have a material impact on our results of operations. Currency fluctuations impact the results of our non-U.S. operations that are reported in U.S. dollars. As a result, a strong U.S. dollar reduces the dollar-denominated sales contributions from foreign operations and a weak U.S. dollar benefits us in the form of higher reported sales. Additionally, approximately half of the products we sell are sourced from China and other Asia-Pacific countries and are paid for in U.S. dollars. Thus, movements in the value of local currency relative to the U.S. dollar in countries where we source our products affect our cost of goods sold. Further, our international operations sell in their local currencies and are exposed to their domestic currency movements against the U.S. dollar. The strong U.S. dollar decreased our 2014 reported sales by $35.2 million, or 2.0%, and adversely impacted our profitability.

Fluctuations in the currency exchange rates can also have a material impact on our Consolidated Balance Sheets. For the year ended December 31, 2014 the strengthening of the U.S. dollar has reduced the value our reported assets and liabilities by $76.4 million versus December 31, 2013. Therefore, our reported shareholders' equity has decreased by this amount.

We expect additional adverse effects from the strong U.S. dollar to continue to impact us in 2015. See "Part I, Item1A. Risk Factors - Risks associated with currency volatility could adversely affect our sales, profitability, cash flow and results of operations" and "Note 13. Derivative Financial Instruments" to the consolidated financial statements contained in Item 8. of this report.

Restructuring

Following our merger with the Mead C&OP business in 2012, we have undertaken a series of restructuring actions to reduce our operating costs. These actions were recorded as restructuring charges in the amount of $5.5 million, $30.1 million and $24.3 million for the years ended December 31, 2014, 2013 and 2012, respectively. The cost savings associated with these actions were realized in the form of lower operating costs reported in cost of products sold and advertising, selling, general and administrative expenses. In 2014, cost savings were substantially related to charges taken in 2013. In 2015, we expect to realize additional cost savings related to the charges taken in 2014. Also in 2015, we expect to pay substantially all of the $8.4 million accrued restructuring liability that remains as of December 31, 2014. For additional details concerning these charges and associated actions taken in each year, see "Note 10. Restructuring" to the consolidated financial statements contained in Item 8. of this report.

Mead Consumer and Office Products Business Merger

On May 1, 2012, we completed the Merger of Mead C&OP with a wholly-owned subsidiary of the Company. The results of Mead C&OP are included in the Company's consolidated financial statements from the date of the Merger. For further information see "Note 3. Acquisitions" to the consolidated financial statements contained in Item 8. of this report.

Debt Amendment and Refinancing

On June 26, 2014, the Company entered into a Second Amendment to the Amended and Restated Credit Agreement (the "2014 Amendment"). The 2014 Amendment relates to and amends the Company’s Amended and Restated Credit Agreement, dated as of May 13, 2013 (the "2013 Restated Credit Agreement") among the Company, certain of its subsidiaries, the lenders party thereto, the administrative agent and other parties named therein.

On May 13, 2013, the Company entered into the 2013 Restated Credit Agreement that amended and restated the Company's prior credit agreement, dated as of March 26, 2012, as amended (the "2012 Credit Agreement"), that had been entered into in connection with the Merger.

For further information on our refinancing and amendment see "Note 4. Long-term Debt and Short-term Borrowings" to the consolidated financial statements contained in Item 8. of this report.

Fiscal 2014 versus Fiscal 2013

The following table presents the Company’s results for the years ended December 31, 2014, and 2013.

	Year Ended December 31,		Amount of Change
(in millions of dollars)	2014	2013	$	%
Net sales	$1,689.2	$1,765.1	$(75.9)	(4)%
Cost of products sold	1,159.3	1,217.2	(57.9)	(5)%
Gross profit	529.9	547.9	(18.0)	(3)%
Gross profit margin	31.4%	31.0%		0.4	pts
Advertising, selling, general and administrative expenses	328.6	347.3	(18.7)	(5)%
Amortization of intangibles	22.2	24.7	(2.5)	(10)%
Restructuring charges	5.5	30.1	(24.6)	(82)%
Operating income	173.6	145.8	27.8	19%
Operating income margin	10.3%	8.3%		2.0	pts
Interest expense	49.5	59.0	(9.5)	(16)%
Interest income	(5.6)	(4.3)	(1.3)	30%
Equity in earnings of joint ventures	(8.1)	(8.2)	0.1	(1)%
Other expense, net	0.8	7.6	(6.8)	(89)%
Income tax expense	45.4	14.4	31.0	215%
Effective tax rate	33.1%	15.7%		17.4	pts
Income from continuing operations	91.6	77.3	14.3	18%
Loss from discontinued operations, net of income taxes	—	(0.2)	0.2	100%
Net income	91.6	77.1	14.5	19%

Net Sales

Net sales decreased $75.9 million, or 4%, to $1,689.2 million from $1,765.1 million in the prior-year period. Foreign currency translation reduced sales by $35.2 million, or 2%. The underlying sales decline was principally in the North America segment which experienced a significant reduction in sales to Office Depot following the merger with OfficeMax, and in the Computer Products Group segment as result of our strategic decision to shift focus away from commoditized tablet accessories.

Cost of Products Sold

Cost of products sold includes all manufacturing, product sourcing and distribution costs, including depreciation related to assets used in the manufacturing, procurement and distribution process, allocation of certain information technology costs supporting those processes, inbound and outbound freight, shipping and handling costs, purchasing costs associated with materials and packaging used in the production processes and inventory valuation adjustments. Cost of products sold decreased $57.9 million, or 5%, to $1,159.3 million, from $1,217.2 million in the prior-year period. Foreign currency translation reduced cost of products sold by $25.6 million. Costs of products sold also decreased due to cost savings and productivity improvements, mostly in the North America segment, and lower sales volume.

Gross Profit

Management believes that gross profit and gross profit margin provide enhanced shareholder appreciation of underlying profit drivers. Gross profit decreased $18.0 million, or 3%, to $529.9 million, from $547.9 million in the prior-year period. Foreign currency translation reduced gross profit by $9.6 million. The underlying decrease was due to lower sales and higher costs, which was partially offset by cost savings, productivity improvements and higher pricing.

Gross profit margin increased to 31.4% from 31.0%. The improvement was primarily due to cost savings and productivity improvements, which more than offset the adverse impact of sales deleveraging, adverse sales mix, increased management incentives and increased inventory write-offs.

Advertising, selling, general and administrative expenses

Advertising, selling, general and administrative expenses ("SG&A") include advertising, marketing, selling (including commissions), research and development, customer service, depreciation related to assets outside the manufacturing and distribution processes and all other general and administrative expenses outside the manufacturing and distribution functions (e.g., finance, human resources, information technology, corporate expenses, etc.). SG&A decreased $18.7 million, or 5%, to $328.6 million from $347.3 million in the prior-year period. Foreign currency translation reduced SG&A by $4.5 million. The underlying decrease was driven primarily by savings related to cost reduction activities in addition to $7 million in lower pension expense. Also contributing to the improvement were the absence of $4.4 million of Mead C&OP information technology integration charges, which were included in the prior year. Partially offsetting the reduction in SG&A were higher management incentives and various strategic initiatives expenses. The prior year also included a $2.5 million gain on the sale of a facility.

As a percentage of sales, SG&A decreased to 19.5% from 19.7% in the prior-year period primarily due to the cost reductions mentioned above. Lower sales volume somewhat offset the favorable impact.

Restructuring Charges

Restructuring charges were $5.5 million compared to $30.1 million in the prior-year period, as there were fewer restructuring initiatives in 2014.

Operating Income

Operating income increased $27.8 million, or 19%, to $173.6 million, from $145.8 million in the prior-year period including a $4.9 million reduction due to foreign currency translation. The underlying improvement was primarily due to lower restructuring charges and SG&A expenses offset by lower gross profit.

Interest Expense and Other Expense, Net

Interest expense decreased by $9.5 million, or 16%, to $49.5 million from $59.0 million in the prior-year period. The decrease was primarily due to lower interest rates resulting from the refinancing of our debt in the second quarter of 2013 and lower debt outstanding compared to the prior year.

Other expense, net of other income decreased by $6.8 million to $0.8 million from $7.6 million in the prior-year period. The reduction was due to the absence of a $9.4 million write-off of debt origination costs related to the second quarter of 2013 debt refinancing and a $2.0 million gain related to a bargain purchase on an acquisition completed in the fourth quarter of 2013. For a further discussion of our debt refinancing completed in the second quarter of 2013 see "Note 4. Long-term Debt and Short-term Borrowings" to our consolidated financial statements contained in Item 8. of this report.

Income Taxes

Income tax expense from continuing operations was $45.4 million on income from continuing operations before taxes of $137.0 million, with an effective tax rate of 33.1%. For the prior-year period, we reported income tax expense from continuing operations of $14.4 million on income from continuing operations before taxes of $91.7 million, with an effective tax rate of 15.7%. The low effective tax rate in the prior year was primarily due to the release of valuation allowances for certain foreign jurisdictions in the amount of $11.6 million.

Segment Discussion

	Year Ended December 31, 2014			Amount of Change
	Net Sales	Segment Operating Income (A)	Operating Income Margin	Net Sales	Net Sales	Segment Operating Income	Segment Operating Income	Margin Points

(in millions of dollars)				$	%	$	%
ACCO Brands North America	$1,006.0	$140.7	14.0%	$(35.4)	(3)%	$42.5	43%	460
ACCO Brands International	546.9	62.9	11.5%	(19.7)	(3)%	(3.6)	(5)%	(20)
Computer Products Group	136.3	8.2	6.0%	(20.8)	(13)%	(5.5)	(40)%	(270)
Total	$1,689.2	$211.8		$(75.9)		$33.4

	Year Ended December 31, 2013
	Net Sales	Segment Operating Income (A)	Operating Income Margin

(in millions of dollars)
ACCO Brands North America	$1,041.4	$98.2	9.4%
ACCO Brands International	566.6	66.5	11.7%
Computer Products Group	157.1	13.7	8.7%
Total	$1,765.1	$178.4

(A)     Segment operating income excludes corporate costs; Interest expense; Interest income; Equity in earnings of joint ventures and Other expense, net. See "Note 16. Information on Business Segments" to the consolidated financial statements contained in Item 8. of this report for a reconciliation of total Segment operating income to Income (loss) from continuing operations before income tax.

ACCO Brands North America

ACCO Brands North America net sales decreased $35.4 million, or 3%, to $1,006.0 million from $1,041.4 million in the prior-year period. Foreign currency translation reduced sales by $9.8 million, or 1%. The underlying sales decline was primarily with Office Depot, where 2014 sales declined $40 million globally, the vast majority of which impacted North America. The decline with Office Depot was largely related to their merger with OfficeMax which has adversely impacted our sales through inventory reductions (including, the effects of supply chain rationalization and store closures), losses of product placement and a change to a consignment sales model for certain calendar products. We expect inventory reductions and lost product placement due to the merger to continue to adversely impact our sales in 2015. North America sales also declined with wholesaler customers who reduced inventory, partially offset by a strong back-to-school season in the mass merchandiser channel.

ACCO Brands North America operating income increased $42.5 million, or 43%, to $140.7 million from $98.2 million in the prior-year period, and operating income margin increased to 14.0% from 9.4%. The improvement was primarily due to a reduction in restructuring charges of $17.6 million as well as cost savings from restructuring initiatives, other productivity improvements and lower pension expenses. Also contributing to the improvement were the absence of $4.2 million of Mead C&OP information technology integration charges and $1.8 million of costs associated with our U.S and corporate headquarters relocation, which were included in the prior year. The improvements were partially offset by lower sales volume and higher management incentives expenses.

ACCO Brands International

ACCO Brands International net sales decreased $19.7 million, or 3%, to $546.9 million from $566.6 million in the prior-year period. Foreign currency translation reduced sales by $24.1 million, or 4%. The underlying sales improvement was primarily driven by price increases taken to offset the negative effect of inflation and the adverse impact of foreign exchange on our cost of goods. Sales gains in Latin America and Asia-Pacific were offset by lower sales primarily in Europe and Australia. Brazil started the year strongly, with underlying sales 13% higher in the first six months; however sales growth moderated significantly in the second half as the Brazilian economy weakened. Brazilian sales for the year increased 7%, principally due to price increases on flat volume. We expect the soft macroeconomic trends in Brazil will continue into 2015.

ACCO Brands International operating income decreased $3.6 million, or 5%, to $62.9 million from $66.5 million in the prior-year period, and operating income margin decreased to 11.5% from 11.7%. Foreign currency translation reduced operating income by $3.8 million, or 6%. The benefit of $5.4 million in lower restructuring charges and lower pension expenses was offset by investment in sales and marketing and the absence of a $2.5 million gain on the sale of a building in 2013.

Computer Products Group

Computer Products Group net sales decreased $20.8 million, or 13%, to $136.3 million from $157.1 million in the prior-year period. The decline was due to reduced volume and pricing of tablet accessories resulting from our strategic decision to shift focus away from commoditized tablet accessories. We expect the adverse impact from this decision to be completed in the first half of 2015. Sales of our security and laptop accessory products (over 80% of sales) were up slightly from the prior year as a result of stabilization in demand for personal computers and laptops.

Computer Products Group operating income decreased $5.5 million, or 40%, to $8.2 million from $13.7 million in the prior-year period, and operating margin decreased to 6.0% from 8.7%. The declines in operating income and margin were primarily due to substantially lower sales and margins in the tablet accessory business, including price discounting to sell remaining inventory, partially offset by lower SG&A expenses.

Fiscal 2013 versus Fiscal 2012

The following table presents the Company’s results for the years ended December 31, 2013 and 2012.

	Year Ended December 31,		Amount of Change
(in millions of dollars)	2013	2012	$	%
Net sales	$1,765.1	$1,758.5	$6.6	0.4%
Cost of products sold	1,217.2	1,221.4	(4.2)	(0.3)%
Gross profit	547.9	537.1	10.8	2%
Gross profit margin	31.0%	30.5%		0.5	pts
Advertising, selling, general and administrative expenses	347.3	353.6	(6.3)	(2)%
Amortization of intangibles	24.7	19.9	4.8	24%
Restructuring charges	30.1	24.3	5.8	24%
Operating income	145.8	139.3	6.5	5%
Operating income margin	8.3%	7.9%		0.4	pts
Interest expense	59.0	91.3	(32.3)	(35)%
Interest income	(4.3)	(2.0)	(2.3)	115%
Equity in earnings of joint ventures	(8.2)	(6.9)	(1.3)	19%
Other expense, net	7.6	61.3	(53.7)	(88)%
Income tax expense (benefit)	14.4	(121.4)	135.8	112%
Effective tax rate	15.7%	NM		NM
Income from continuing operations	77.3	117.0	(39.7)	(34)%
Loss discontinued operations, net of income taxes	(0.2)	(1.6)	1.4	88%
Net income	77.1	115.4	(38.3)	(33)%

Net Sales

Net sales increased $6.6 million, or 0.4%, to $1,765.1 million from $1,758.5 million in the prior-year period. The acquisition of Mead C&OP contributed incremental sales of approximately $125 million with twelve months of results included in the current year and only eight months of results in the prior year. The underlying decline of approximately $118 million includes an unfavorable currency translation of $27.5 million, or 2%. The remaining sales decline was primarily in the North America segment and resulted from soft demand, consumers purchasing more lower-priced products, lost placements and the exit from unprofitable business. Additionally, the Computer Products Group segment declined primarily due to increased competition in the tablet and smartphone categories.

Cost of Products Sold

Cost of products sold decreased $4.2 million, or 0.3%, to $1,217.2 million from $1,221.4 million in the prior-year period. Foreign currency translation reduced cost of products sold by $18.7 million. The underlying decrease was due to lower sales demand, together with synergies and productivity savings and the absence of $13.3 million of amortization of step-up in inventory value due to the Merger, which was partially offset by the full year impact from the acquisition of Mead C&OP.

Gross Profit

Gross profit increased $10.8 million, or 2%, to $547.9 million from $537.1 million in the prior-year period. Foreign currency translation reduced gross profit by $8.8 million. The underlying increase was due to the full year results from the acquisition of Mead C&OP, together with synergies and productivity savings, which was partly offset by the absence of $13.3 million of amortization of step-up in inventory value due to the Merger, and by lower sales volume.

Gross profit margin increased to 31.0% from 30.5%. The increase was driven by synergies and productivity savings, as well as the full year impact of Mead C&OP, which has historically higher relative margins, but was partially offset by adverse sales mix, particularly in the Computer Products Group.

Advertising, selling, general and administrative expenses

SG&A decreased $6.3 million, or 2%, to $347.3 million from $353.6 million in the prior-year period. Foreign currency translation reduced SG&A by $4.7 million. The underlying decrease was primarily due to a reduction in transaction and integration charges associated with the Merger, which were $18.6 million higher in the prior-year period, synergies and productivity savings, and a $2.5 million gain on the sale of a facility in 2013. The decrease was partially offset by the inclusion of the full year expense for Mead C&OP, higher stock compensation, and $1.8 million in expenses related to the relocation of our corporate and U.S. headquarters.

As a percentage of sales, SG&A decreased to 19.7% from 20.1% in the prior-year period primarily due to a reduction in transaction and integration charges.

Amortization of Intangibles

Amortization of intangibles increased to $24.7 million from $19.9 million in the prior-year period. The increase was driven by incremental amortization as a result of the Merger.

Restructuring Charges

Restructuring charges were $30.1 million compared to $24.3 million in the prior-year period. Employee termination and severance charges included in restructuring charges in the current and prior year relate to our North American and International operations and are primarily associated with post-merger integration activities following the Merger and changes in the European business model and manufacturing footprint. In addition, during the fourth quarter of 2013 we committed to restructuring actions that were primarily focused on streamlining our North American school, office and computer products operations.

Operating Income

Operating income increased $6.5 million, or 5%, to $145.8 million from $139.3 million in the prior-year period, including a $3.5 million reduction due to foreign currency translation. The increase was primarily due to synergies and productivity savings and a reduction in transaction and integration charges, which were partially offset by a less profitable sales mix.

Interest Expense, Equity in Earnings of Joint Ventures and Other Expense, Net

Interest expense decreased to $59.0 million from $91.3 million in the prior-year period, due to the absence of $16.4 million of costs, primarily Merger-related, for the committed financing in the prior-year period and substantially lower effective interest rates as a result of the May 2013 refinancing. Reduced debt outstanding and higher interest income also contributed to the decline.

Equity in earnings of joint ventures increased to $8.2 million from $6.9 million in the prior-year period. During 2012 we took an impairment charge of $1.9 million related our Neschen GBC Graphics Films, LLC joint venture.

Other expense, net was $7.6 million compared to $61.3 million in the prior-year period. The improvement was due to the absence of one-time Merger-related refinancing costs of $61.4 million for the repurchase or discharge of all of the Company's outstanding Senior Secured Notes in the prior year. The current year includes $9.4 million for the write-off of debt origination costs related to the May 2013 refinancing and $2.0 million for a gain related to a bargain purchase on an acquisition completed in the fourth quarter of 2013. For a further discussion of our debt refinancing completed in the second quarter of 2013 see "Note 4. Long-term Debt and Short-term Borrowings" to our consolidated financial statements contained in Item 8. of this report.

Income Taxes

Income tax expense from continuing operations was $14.4 million on income from continuing operations before taxes of $91.7 million. The low tax rate of 15.7% is primarily due to the reversal of valuation allowances for certain foreign jurisdictions in the amount of $11.6 million. For the prior-year period, we reported an income tax benefit from continuing operations of $121.4 million on a loss from continuing operations before taxes of $4.4 million, primarily due to the release of certain valuation allowances for the U.S. and certain foreign jurisdictions in the amount of $126.1 million and $19.0 million, respectively.
Segment Discussion

	Year Ended December 31, 2013			Amount of Change
	Net Sales	Segment Operating Income (A)	Operating Income Margin	Net Sales	Net Sales	Segment Operating Income	Segment Operating Income	Margin Points

(in millions of dollars)				$	%	$	%
ACCO Brands North America	$1,041.4	$98.2	9.4%	$13.2	1%	$12.0	14%	100
ACCO Brands International	566.6	66.5	11.7%	15.4	3%	4.5	7%	50
Computer Products Group	157.1	13.7	8.7%	(22.0)	(12)%	(22.2)	(62)%	(1,130)
Total	$1,765.1	$178.4		$6.6		$(5.7)

	Year Ended December 31, 2012
	Net Sales	Segment Operating Income (A)	Operating Income Margin

(in millions of dollars)
ACCO Brands North America	1,028.2	86.2	8.4%
ACCO Brands International	551.2	62.0	11.2%
Computer Products Group	179.1	35.9	20.0%
Total	$1,758.5	$184.1

(A)     Segment operating income excludes corporate costs; Interest expense; Interest income; Equity in earnings of joint ventures and Other expense, net. See "Note 16. Information on Business Segments" to the consolidated financial statements contained in Item 8. of this report for a reconciliation of total Segment operating income to Income (loss) from continuing operations before income tax.

ACCO Brands North America

ACCO Brands North America net sales increased $13.2 million, or 1%, to $1,041.4 million from $1,028.2 million in the prior-year period. The Merger contributed incremental sales of approximately $88 million, with twelve months of results included in the current year and only eight months of results in the prior year. The underlying decline of approximately $75 million included unfavorable currency translation of $4.2 million. The decline was driven by soft consumer demand, consumers purchasing more lower-priced products, and lost placements with some customers. These factors impacted both the acquired Mead and legacy ACCO Brands businesses. The planned exit from unprofitable business accounted for $26.0 million of the decline.

ACCO Brands North Americas operating income increased $12.0 million, or 14%, to $98.2 million from $86.2 million in the prior-year period, and operating income margin increased to 9.4% from 8.4% in the prior-year period. The improvement was due to synergies and productivity savings and the absence of $11.5 million of amortization of step-up in inventory value due to the Merger. Partially offsetting the improvement were lower sales volume, unfavorable customer/product mix, higher amortization of intangibles of $5.1 million and $1.8 million of costs related to the relocation of our corporate and U.S. headquarters.

ACCO Brands International

ACCO Brands International net sales increased $15.4 million, or 3%, to $566.6 million from $551.2 million in the prior-year period. The Merger contributed incremental sales of $37.3 million, with twelve months of results included in the current year and only eight months of results in the prior year. The underlying decline of $21.9 million included unfavorable currency translation of $23.5 million, or 4%. Excluding the effect of the Merger and currency translation, sales increased $1.7 million with growth in Brazil due to higher pricing and volume. Partially offsetting the increase were lower sales in other regions, primarily in Europe during the first quarter, which included $3.6 million of unprofitable business that was exited.

ACCO Brands International operating income increased $4.5 million, or 7%, to $66.5 million from $62.0 million in the prior-year period, and operating income margin increased to 11.7% from 11.2% in the prior-year period. Foreign currency translation negatively impacted results by $3.7 million, or 6%. The underlying improvement (exclusive of currency translation) reflected productivity savings, lower pension expenses, a $2.5 million gain on the sale of a facility and the absence of $1.8 million of amortization of step-up in inventory value due to the Merger. This was partially offset by higher restructuring charges of $3.1 million.

Computer Products Group

Computer Products Group net sales decreased $22.0 million, or 12%, to $157.1 million from $179.1 million in the prior-year period. Volume decreased 9% primarily due to increased competition in the tablet and smartphone categories resulting in market share loss and lower sales and pricing. In addition, we experienced a continuation of the decline in sales of PC accessory and security products due to the ongoing contraction of worldwide PC unit sales volumes. Lower net pricing due to promotions and the loss of $2.3 million in royalty income from security products unfavorably impacted sales by 3%.

Computer Products Group operating income decreased $22.2 million, or 62%, to $13.7 million from $35.9 million in the prior-year period, and operating margin decreased to 8.7% from 20.0% in the prior-year period. The decline in operating income and margin was primarily due to lower sales, lower pricing (including royalties), higher inventory obsolescence expenses and increased restructuring charges.

Liquidity and Capital Resources

Our primary liquidity needs are to service indebtedness, reduce our borrowings, fund capital expenditures and support working capital requirements. Our principal sources of liquidity are cash flow from operating activities, cash and cash equivalents held and seasonal borrowings under our $250.0 million Revolving Facility. As of December 31, 2014, there were no borrowings under our Revolving Facility and the amount available for borrowings was $238.3 million (allowing for $11.7 million of letters of credit outstanding on that date). We maintain adequate financing arrangements at market rates. Because of the seasonality of our business, we typically generate much of our cash flow in the first, third and fourth quarters as receivables are collected. Our Brazilian business is highly seasonal due to the combined impact of the back-to-school season coinciding with the calendar year-end in the fourth quarter. Due to various tax laws, it is costly to transfer short-term working capital in and out of Brazil. Therefore, our normal practice is to hold seasonal cash requirements within Brazil, invested in Brazilian government securities. Consolidated cash and cash equivalents was $53.2 million as of December 31, 2014, of which approximately $10 million was held in Brazil. Our priorities for all other cash flow use over the near term, after funding internal growth, are debt reduction, stock repurchases and acquisition funding.

Any available overseas cash, other than that held for working capital requirements in Brazil, is repatriated on a continuous basis. Undistributed earnings of foreign subsidiaries that are expected to be permanently reinvested and thus not available for repatriation aggregate to approximately $565 million and $549 million as of December 31, 2014 and 2013, respectively, of which approximately $43 million and $46 million was cash held at foreign subsidiaries as of December 31, 2014 and 2013, respectively. If these amounts were distributed to the U.S., in the form of a dividend or otherwise, we would be subject to additional U.S. income taxes. Determination of the amount of unrecognized deferred income tax liabilities on these earnings is not practicable.

Debt Amendment and Refinancing

On June 26, 2014, the Company entered into the Second Amendment to the Amended and Restated Credit Agreement (the "2014 Amendment"). The 2014 Amendment relates to and amends the 2013 Restated Credit Agreement and increases the Company’s flexibility to pay dividends and repurchase its shares based upon the Company’s Consolidated Leverage Ratio (as defined in the 2013 Restated Credit Agreement) and subject to certain other conditions specified in the Amendment.

On May 13, 2013, the Company entered into the 2013 Restated Credit Agreement and on May 1, 2012 we entered into the 2012 Credit Agreement in conjunction with the Merger.

For further information on our refinancing and amendment see "Note 4. Long-term Debt and Short-term Borrowings" to the consolidated financial statements contained in Item 8. of this report.

Loan Covenants

The 2013 Restated Credit Agreement contains customary affirmative and negative covenants as well as events of default, including payment defaults, breach of representations and warranties, covenant defaults, cross-defaults, certain bankruptcy or insolvency events, certain ERISA-related events, changes in control or ownership and invalidity of any loan document.

Under the 2013 Restated Credit Agreement, we are required to meet certain financial tests, including a maximum Consolidated Leverage Ratio as determined by reference to the following ratios:

Period	Maximum Consolidated Leverage Ratio(1)
July 1, 2014 through June 30, 2015	4.00:1.00
July 1, 2015 through June 30, 2017	3.75:1.00
July 1, 2017 and thereafter	3.50:1.00

(1)
The Consolidated Leverage Ratio is computed by dividing the Company's net funded indebtedness by the cumulative four-quarter-trailing EBITDA, which excludes transaction costs, restructuring and other charges up to certain limits as well as other adjustments defined in the 2013 Restated Credit Agreement.

The 2013 Restated Credit Agreement also requires the Company to maintain a consolidated fixed charge coverage ratio (as defined in the 2013 Restated Credit Agreement, the "Fixed Charge Coverage Ratio") as of the end of any fiscal quarter at or above 1.25 to 1.00.

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

Certain of these covenants will be subject to suspension when and if the notes are rated at least "BBB–" by Standard & Poor’s or at least "Baa3" by Moody’s. Each of the covenants is subject to a number of important exceptions and qualifications.

See also "Note 4. Long-term Debt and Short-term Borrowings" to the consolidated financial statements contained in Item 8. of this report.

Compliance with Loan Covenants

As of December 31, 2014, our Consolidated Leverage Ratio was approximately 2.9 to 1 and our Fixed Charge Coverage Ratio was approximately 4.5 to 1.

As of and for the period ended December 31, 2014, we were in compliance with all applicable loan covenants.

Guarantees and Security

Generally, obligations under the 2013 Restated Credit Agreement are irrevocably and unconditionally guaranteed, jointly and severally, by certain of the Company's existing and future domestic subsidiaries, and are secured by substantially all of the Company's and certain guarantor subsidiaries' assets, subject to certain exclusions and limitations.

The Senior Notes are irrevocably and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by each of our existing and future domestic subsidiaries other than certain excluded subsidiaries. The Senior Notes and the related guarantees will rank equally in right of payment with all of the existing and future senior debt of the Company and the guarantors, senior in right of payment to all of the existing and future subordinated debt of the Company and the guarantors, and are effectively subordinated to all of the existing and future secured indebtedness of the Company and the guarantors to the extent of the value of the assets securing such indebtedness. The Senior Notes and the guarantees are and will be structurally subordinated to all existing and future liabilities, including trade payables, of each of the Company's subsidiaries that do not guarantee the notes.

Cash Flow

Fiscal 2014 versus Fiscal 2013

Cash Flow from Operating Activities

For the year ended December 31, 2014, cash provided by operating activities was $171.7 million, compared to the cash provided by the prior-year period of $194.5 million. Net income for 2014 was $91.6 million, compared to $77.1 million in 2013.

During 2014, the net cash inflow of $171.7 million was generated from operating profit and by net working capital (accounts receivable, inventories and accounts payable) which was $21.9 million. Of this, $20.4 million was related to collections of customer accounts receivable, as lower fourth quarter sales and improved year-end collections activity contributed additional cash. Cash generated by inventory of $11.6 million was due to continuous inventory supply chain improvements and the timing of inventory purchases. Cash used by accounts payable of $10.1 million reflects the timing of raw materials purchased and settled earlier than in the prior year, partially offset by the benefit of extended settlement terms. Partially offsetting the cash flow generated by net working capital during 2014 were significant cash outflows related to the settlement of customer rebate program liabilities. Other significant cash payments in 2014 included cash interest payments of $45.1 million, compared to $52.0 million in the prior-year period (which were reduced following our mid-year 2013 refinancing). In addition, 2014 income tax payments of $28.9 million were lower than the $31.1 million paid in 2013, and cash contributions to the Company's pension plans, which were $12.4 million in 2014, compared to the $14.7 million in 2013. Restructuring payments in 2014 of $16.9 million, principally associated with employee termination benefits, were lower than the $23.3 million paid during the 2013 year.

The table below shows our cash flow from accounts receivable, inventories and accounts payable for the years ended December 31, 2014 and 2013, respectively:

(in millions of dollars)	2014	2013
Accounts receivable	$20.4	$0.5
Inventories	11.6	6.5
Accounts payable	(10.1)	26.8
Cash flow provided by net working capital	$21.9	$33.8

Cash Flow from Investing Activities

Cash used by investing activities was $25.8 million and $33.3 million for the years ended December 31, 2014 and 2013, respectively. Gross capital expenditures were $29.6 million and $36.6 million for the years ended December 31, 2014 and 2013, respectively. The decrease in capital expenditures was due to significant investments associated with the Company's headquarters relocation in 2013. Proceeds from the sale of properties and other assets were $3.8 million and $6.1 million for the years ended December 31, 2014 and 2013, respectively.

Cash Flow from Financing Activities

Cash used by financing activities for the year ended December 31, 2014 was $142.0 million. Cash used in 2014 includes repayments of long-term debt totaling $121.1 million and payments of $21.9 million to repurchase the Company's common stock. Cash used by financing activities in 2013 was $155.5 million, and reflects repayments of the Company's debt facilities of $679.5 million and debt issuance payments of $4.3 million, which were partly offset by proceeds from the refinancing of long-term debt facilities of $530.0 million.

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

The operating cash generated in 2013 is much higher than prior year period because it includes a full 12 months of cash flow associated with the Mead C&OP business that was acquired on May 1, 2012; and due to the seasonality of the acquired business, nearly all of its net cash generation occurs during the first quarter (prior to our acquisition date). In addition, the absence of debt extinguishment and transaction costs included in the 2012 year, and increased operating profits and lower cash interest payments resulting from our debt refinancing activities in 2013 also contributed to the improvement. Cash sourced from net working capital was $33.8 million in 2013, and was driven by cash from accounts payable of $26.8 million that was attributed to our continued focus on extending supplier payment terms and to timing of our inventory purchases. In addition, improved supply chain management resulted in lower year-end inventory levels and a cash inflow of $6.5 million. Other significant cash payments in 2013 included interest payments of $52.0 million, income tax payments of $31.1 million and contributions to the Company's pension and defined benefit plans of $14.7 million.

The table below shows our cash flow from accounts receivable, inventories and accounts payable for the years ended December 31, 2013 and 2012, respectively:

(in millions of dollars)	2013	2012
Accounts receivable	$0.5	$(153.8)
Inventories	6.5	61.8
Accounts payable	26.8	(25.0)
Cash flow provided (used) by net working capital	$33.8	$(117.0)

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

Capitalization

We had approximately 111.9 million common shares outstanding as of December 31, 2014.

Adequacy of Liquidity Sources

Based on our 2015 business plan and latest forecasts, we believe that cash flow from operations, our current cash balance and other sources of liquidity, including borrowings available under our Revolving Facility, will be adequate to support requirements for working capital, capital expenditures, and to service indebtedness for the foreseeable future. Our future operating performance is dependent on many factors, some of which are beyond our control, including prevailing economic, financial and industry conditions. For more information on these risks see "Part I, Item1A. Risk Factors - Our significant indebtedness requires us to dedicate a substantial portion of our cash flow to debt payments and limits our ability to engage in certain activities."

Off-Balance-Sheet Arrangements and Contractual Financial Obligations

We do not have any material off-balance-sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Our contractual obligations and related payments by period at December 31, 2014 were as follows:

(in millions of dollars)	2015	2016 - 2017	2018 -2019	Thereafter	Total
Debt(1)	$1.7	12.5	286.5	$500.0	$800.7
Interest on debt(2)	41.1	80.7	69.9	16.9	208.6
Operating lease obligations	23.0	36.3	26.9	35.0	121.2
Purchase obligations(3)	74.0	21.2	2.4	—	97.6
Other long-term liabilities(4)	8.1	—	—	—	8.1
Total	$147.9	$150.7	$385.7	$551.9	$1,236.2

(1)	The required 2015 principal cash payments on the Restated Term Loan A were made in 2014.

(2)	Interest calculated at December 31, 2014 rates for variable rate debt.

(3)	Purchase obligations primarily consist of contracts and non-cancelable purchase orders for raw materials and finished goods.

(4)	Obligations related to the Company’s pension plans.

Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at December 31, 2014, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, $45.9 million of unrecognized tax benefits have been excluded from the contractual obligations table above. See "Note 11. Income Taxes" to the consolidated financial statements contained in Item 8. of this report for a discussion on income taxes.

Critical Accounting Policies

Our financial statements are prepared in conformity with accounting principles generally accepted in the U.S ("GAAP"). Preparation of our financial statements requires us to make judgments, estimates and assumptions that affect the amounts of actual assets, liabilities, revenues and expenses presented for each reporting period. Actual results could differ significantly from those estimates. We regularly review our assumptions and estimates, which are based on historical experience and, where appropriate, current business trends. We believe that the following discussion addresses our critical accounting policies, which require more significant, subjective and complex judgments to be made by our management.

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

Long-Lived Assets

We test long-lived assets for impairment whenever events or changes in circumstances indicate that the assets’ carrying amount is not recoverable from its undiscounted cash flow. When such events occur, we compare the sum of the undiscounted cash flow expected to result from the use and eventual disposition of the asset or asset group to the carrying amount of a long-lived asset or asset group. The cash flows are based on our best estimate at the time of future cash flow, derived from the most recent business projections. If this comparison indicates that there is an impairment, the amount of the impairment is typically calculated using discounted expected future cash flow. The discount rate applied to these cash flows is based on our weighted average cost of capital, computed by selecting market rates at the valuation dates for debt and equity that are reflective of the risks associated with an investment in the our industry as estimated by using comparable publicly traded companies.

Intangible Assets

Intangible assets are comprised primarily of indefinite-lived and amortizable intangible assets acquired and arising from the application of purchase accounting. Indefinite-lived intangible assets are not amortized, but are evaluated at least annually to determine whether the indefinite useful life is appropriate. In addition, amortizable intangible assets other than goodwill are amortized over their useful lives. Certain of our trade names have been assigned an indefinite life as we currently anticipate that these trade names will contribute cash flows to ACCO Brands indefinitely.

We review indefinite-lived intangibles for impairment at least annually, normally in the second quarter, and whenever market or business events indicate there may be a potential adverse impact on a particular intangible. We consider the implications of both external factors (e.g., market growth, pricing, competition, and technology) and internal factors (e.g., product costs, margins, support expenses, and capital investment) and their potential impact on cash flows for each business in both the near and long term, as well as their impact on any identifiable intangible asset associated with the business. Based on recent business results, consideration of significant external and internal factors, and the resulting business projections, indefinite-lived intangible assets are reviewed to determine whether they are likely to remain indefinite-lived, or whether a finite life is more appropriate. In addition, based on events in the period and future expectations, management considers whether the potential for impairment exists. Finite lived intangibles are amortized over 10, 15, 23 or 30 years.

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

We performed our annual assessment in the second quarter of 2014 and concluded that no impairment exists. However, due to the recent acquisition of Mead C&OP, the fair values of certain indefinite-lived trade names are not substantially above their carrying values.

Goodwill

The authoritative guidance on goodwill and other intangible assets requires that goodwill be tested for impairment at a reporting unit level. We have determined that our reporting units are ACCO Brands North America, ACCO Brands International and Computer Products Group segments. We test goodwill for impairment annually and whenever events or circumstances make it more likely than not that an impairment may have occurred. During 2012, we adopted ASU No. 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU No. 2011-08 permits entities to first assess qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test included in GAAP. Entities are not required to calculate the fair value of a reporting unit unless they determine that it is more likely than not that the fair value is less than the carrying amount.

We performed our annual assessment in the second quarter of 2014 and concluded that no impairment exists; however we did conclude it was necessary to apply the traditional two-step fair value quantitative impairment test in ASC 350 to our reporting units in 2014 due to the Merger and the decline in sales. When applying a fair-value-based test, if it is determined to be required, the fair value of a reporting unit is compared to its carrying value. If the fair value of a reporting unit exceeds the carrying value of the net assets assigned to a reporting unit, goodwill is considered not impaired and no further testing is required. If the carrying value of the net assets assigned to a reporting unit exceeds the fair value of a reporting unit, the second step of the impairment test is performed in order to determine the implied fair value of a reporting unit’s goodwill. Determining the implied fair value of goodwill requires valuation of a reporting unit’s tangible and intangible assets and liabilities in a manner similar to the allocation of purchase price in a business combination. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, goodwill is deemed impaired and is written down to the extent of the difference. For the North America reporting unit, we determined that its fair value exceeded its carrying amount by 13%. Key financial assumptions utilized to determine the fair value of the North America reporting unit included annual sales growth rates in the range of (1.4)% to 0.2% and a 9.0% discount rate. For the International reporting unit, we determined that its fair value exceeded its carrying amount by 52%. Key financial assumptions utilized to determine the fair value of the International reporting unit included annual sales growth rates in the range of 3.2% to 4.4% and a 10.5% discount rate. For the Computer Products Group reporting unit we determined that its fair value exceeded its carrying amount by 33%. Key financial assumptions utilized to determine the fair value of the Computer Products Group reporting unit included annual sales growth rates in the range of (3.5)% to 2.5% and a 10.0% discount rate.

Given the current economic environment and the uncertainties regarding their impact on our business, there can be no assurance that our estimates and assumptions made for purposes of our qualitative impairment testing during 2014 will prove to be accurate predictions of the future. If our assumptions regarding forecasted revenue or margin growth rates of certain reporting units are not achieved, we may be required to record impairment charges in future periods, whether in connection with our next annual impairment testing in the second quarter of fiscal year 2015 or prior to that, if a triggering event is identified outside of the quarter from when the annual impairment test is performed. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

Employee Benefit Plans

We provide a range of benefits to our employees and retired employees, including pensions, post-retirement, post-employment and health care benefits. We record annual amounts relating to these plans based on calculations specified by GAAP, which include various actuarial assumptions, including discount rates, assumed rates of return, compensation increases, turnover rates and health care cost trend rates. Actuarial assumptions are reviewed on an annual basis and modifications to these assumptions are made based on current rates and trends when it is deemed appropriate. As required by GAAP, the effect of our modifications are generally recorded and amortized over future periods. We believe that the assumptions utilized in recording our obligations under the plans are reasonable based on our experience. The actuarial assumptions used to record our plan obligations could differ materially from actual results due to changing economic and market conditions, higher or lower withdrawal rates or other factors which may impact the amount of retirement-related benefit expense recorded by us in future periods.

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

Pension expense (income) was $(0.2) million, $6.3 million and $8.9 million for the years ended December 31, 2014, 2013 and 2012, respectively. The $6.5 million decrease in pension expense in 2014 compared to 2013 was due to lower amortization of actuarial losses due to lower discount rates at the end of 2013 and higher expected returns on the plans' assets because of a higher level of assets due to market performance. The $2.6 million decrease in pension expense in 2013 compared to 2012 was due to higher expected returns on the plans' assets because of higher level of assets, primarily due to actual market returns and a

$1.0 million curtailment gain, which were partially offset by higher amortization of actuarial losses in the U.S. plans. Post-retirement expense (income) was $(0.5) million, $0.2 million and $(0.8) million for the years ended December 31, 2014, 2013 and 2012, respectively. The $1.0 million increase in post-retirement expense in 2013 compared to 2012 was due to reduced amortization of actuarial gains.

The weighted average assumptions used to determine benefit obligations for the years ended December 31, 2014, 2013, and 2012 were as follows:

	Pension Benefits						Post-retirement
	U.S.			International
	2014	2013	2012	2014	2013	2012	2014	2013	2012
Discount rate	4.2%	5.0%	4.2%	3.4%	4.3%	4.3%	3.7%	4.4%	4.0%
Rate of compensation increase	N/A	N/A	N/A	3.0%	3.3%	4.0%	—	—	—

The weighted average assumptions used to determine net periodic benefit cost for the years ended December 31, 2014, 2013 and 2012 were as follows:

	Pension Benefits						Post-retirement
	U.S.			International
	2014	2013	2012	2014	2013	2012	2014	2013	2012
Discount rate	5.0%	4.2%	5.0%	4.3%	4.3%	4.7%	4.4%	4.0%	4.5%
Expected long-term rate of return	8.2%	8.2%	8.2%	6.8%	6.8%	6.2%	—	—	—
Rate of compensation increase	N/A	N/A	N/A	3.3%	4.0%	3.6%	—	—	—

In 2015, we expect pension income of approximately $5.2 million and post-retirement expense of approximately $0.2 million. The estimated $5.0 million increase in pension income for 2015 compared to 2014 is due to reduced amortization of actuarial losses in the U.S. Effective in 2015 we will change the amortization of our net actuarial loss included in accumulated other comprehensive income (loss) for the U.S. Salaried Plan from the average remaining service period of active employees expected to receive benefits under the plan to the average remaining life expectancy of all participants. This change was the result of the Company's decision to permanently freeze the benefits under the plan. This change will reduce the net periodic benefit cost in the U.S. by approximately $6.0 million for the year ended December 31, 2015 and will be partially offset by higher amortization of actuarial losses in our international plans.

A 25-basis point change (0.25%) in our discount rate assumption would lead to an increase or decrease in our pension and post-retirement expense of approximately $0.1 million for 2015. A 25-basis point change (0.25%) in our long-term rate of return assumption would lead to an increase or decrease in pension and post-retirement expense of approximately $1.2 million for 2015.

Pension and post-retirement liabilities of $100.5 million as of December 31, 2014, increased from $61.7 million at December 31, 2013, due to lower discount rates compared to prior year assumptions and the adoption of new mortality tables for the U.S. and Canadian plans.

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

Deferred income taxes are not provided on certain undistributed earnings of foreign subsidiaries that are expected to be permanently reinvested in those companies, aggregating approximately $565 million and $549 million as of December 31, 2014 and 2013, respectively. If these amounts were distributed to the U.S., in the form of a dividend or otherwise, we would be subject to additional U.S. income taxes. Determination of the amount of unrecognized deferred income tax liabilities on these earnings is not practicable.

Recent Accounting Pronouncements

For information on recent accounting pronouncements see "Note 2. Significant Accounting Policies" to the consolidated financial statements contained in Item 8. of this report.

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

Foreign Exchange Risk Management

We enter into forward foreign currency contracts to reduce the effect of fluctuating foreign currencies, primarily on foreign denominated inventory purchases and intercompany loans. The majority of our exposure to local currency movements is in Europe (both the Euro and the British pound), Brazil, Canada, Australia, Mexico and Japan. All of the existing foreign exchange contracts as of December 31, 2014 have maturity dates in 2015. Increases and decreases in the fair market values of the forward agreements are expected to be offset by gains/losses in recognized net underlying foreign currency transactions or loans. Notional amounts of outstanding foreign currency forward exchange contracts were $124.2 million and $144.2 million at December 31, 2014 and 2013, respectively. The net fair value of these foreign currency contracts was $4.2 million and $0.9 million at December 31, 2014 and 2013, respectively. At December 31, 2014, a 10% unfavorable exchange rate movement in our portfolio of foreign currency forward contracts would have reduced our unrealized gains by $8.3 million. Consistent with the use of these contracts to neutralize the effect of exchange rate fluctuations, such unrealized losses or gains would be offset by corresponding gains or losses, respectively, in the remeasurement of the underlying transactions being hedged. When taken together, we believe these forward contracts and the offsetting underlying commitments do not create material market risk.

For more information related to outstanding foreign currency forward exchange contracts see "Note 13. Derivative Financial Instruments" and "Note 14. Fair Value of Financial Instruments" to the consolidated financial statements contained in Item 8. of this report.

Interest Rate Risk Management

Amounts outstanding under the 2013 Restated Credit Agreement bear interest (i) in the case of Eurodollar loans, at a rate per annum equal to the Eurodollar rate (which is based on an average British Bankers Association Interest Settlement Rate) plus the applicable rate; (ii) in the case of loans made at the Base Rate (which means the highest of (a) the Bank of America, N.A. prime rate then in effect, (b) the Federal Funds Effective Rate (as defined in the 2013 Restated Credit Agreement) then in effect plus ½ of 1.00% and (c) the Eurodollar rate that would be payable on such day for a Eurodollar loan with a one-month interest period plus 1.00%), at a rate per annum equal to the Base Rate plus the applicable rate; and (iii) in the case of swing line loans, at a rate per annum equal to the Base Rate plus the applicable rate for the Revolving Facility. Separate base interest rate and applicable rate provisions will apply for any Canadian or Australian currency denominated loans outstanding under the Revolving Facility.

The applicable rate applied to outstanding Eurodollar loans and Base Rate loans is based on our consolidated Leverage Ratio as follows:

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

The following table summarizes information about our major debt components as of December 31, 2014, including the principal cash payments and interest rates.

Debt Obligations

	Stated Maturity Date
(in millions of dollars)	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value
Long term debt:
Fixed rate Senior Unsecured Notes, due April 2020	$—	$—	$—	$—	$—	$500.0	$500.0	$531.2
Average fixed interest rate	6.75%	6.75%	6.75%	6.75%	6.75%	6.75%
Variable rate U.S. Dollar Senior Secured Term Loan A, due May 2018(1)	$—	$6.1	$6.4	$286.5	$—	$—	$299.0	$299.0
Average variable interest rate(2)	2.24%	2.24%	2.24%	2.24%

(1)	The required 2015 principal cash payments were made in 2014.

(2)	Rates presented are as of December 31, 2014.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of ACCO Brands Corporation:

We have audited the accompanying consolidated balance sheets of ACCO Brands Corporation and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income (loss), cash flows, and stockholders’ equity (deficit) for each of the years in the three-year period ended December 31, 2014. In connection with our audits of the consolidated financial statements, we also audited the related consolidated financial statement schedule, Schedule II - Valuation and Qualifying Accounts and Reserves. We also have audited ACCO Brands Corporation’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). ACCO Brands Corporation’s management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ACCO Brands Corporation and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, ACCO Brands Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP

Chicago, Illinois
February 25, 2015

ACCO Brands Corporation and Subsidiaries
Consolidated Balance Sheets

	December 31, 2014	December 31, 2013
(in millions of dollars, except share data)
Assets
Current assets:
Cash and cash equivalents	$53.2	$53.5
Accounts receivable less allowances for discounts, doubtful accounts and returns of $19.5 and $21.2, respectively	420.5	471.9
Inventories	229.9	254.7
Deferred income taxes	39.4	33.5
Other current assets	35.8	28.1
Total current assets	778.8	841.7
Total property, plant and equipment	547.7	548.5
Less accumulated depreciation	(312.2)	(295.2)
Property, plant and equipment, net	235.5	253.3
Deferred income taxes	31.7	37.3
Goodwill	544.9	568.3
Identifiable intangibles, net of accumulated amortization of $166.3 and $147.8, respectively	571.4	607.0
Other non-current assets	64.1	75.3
Total assets	$2,226.4	$2,382.9
Liabilities and Stockholders' Equity
Current liabilities:
Notes payable	$0.8	$—
Current portion of long-term debt	0.8	0.1
Accounts payable	159.1	177.9
Accrued compensation	36.6	32.0
Accrued customer program liabilities	111.8	123.6
Accrued interest	6.5	7.0
Other current liabilities	79.8	104.5
Total current liabilities	395.4	445.1
Long-term debt	799.0	920.8
Deferred income taxes	172.2	169.1
Pension and post-retirement benefit obligations	100.5	61.7
Other non-current liabilities	78.3	83.9
Total liabilities	1,545.4	1,680.6
Stockholders' equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 112,670,514 and 114,056,416 shares issued and 111,911,290 and 113,663,856 outstanding, respectively	1.1	1.1
Treasury stock, 759,224 and 392,560 shares, respectively	(5.9)	(3.5)
Paid-in capital	2,031.5	2,035.0
Accumulated other comprehensive loss	(292.6)	(185.6)
Accumulated deficit	(1,053.1)	(1,144.7)
Total stockholders' equity	681.0	702.3
Total liabilities and stockholders' equity	$2,226.4	$2,382.9

See notes to consolidated financial statements.

ACCO Brands Corporation and Subsidiaries
Consolidated Statements of Income

	Year Ended December 31,
(in millions of dollars, except per share data)	2014	2013	2012
Net sales	$1,689.2	$1,765.1	$1,758.5
Cost of products sold	1,159.3	1,217.2	1,221.4
Gross profit	529.9	547.9	537.1
Operating costs and expenses:
Advertising, selling, general and administrative expenses	328.6	347.3	353.6
Amortization of intangibles	22.2	24.7	19.9
Restructuring charges	5.5	30.1	24.3
Total operating costs and expenses	356.3	402.1	397.8
Operating income	173.6	145.8	139.3
Non-operating expense (income):
Interest expense	49.5	59.0	91.3
Interest income	(5.6)	(4.3)	(2.0)
Equity in earnings of joint ventures	(8.1)	(8.2)	(6.9)
Other expense, net	0.8	7.6	61.3
Income (loss) from continuing operations before income tax	137.0	91.7	(4.4)
Income tax expense (benefit)	45.4	14.4	(121.4)
Income from continuing operations	91.6	77.3	117.0
Loss from discontinued operations, net of income taxes	—	(0.2)	(1.6)
Net income	$91.6	$77.1	$115.4
Per share:
Basic income per share:
Income from continuing operations	$0.81	$0.68	$1.24
Loss from discontinued operations	$—	$—	$(0.02)
Basic income per share	$0.81	$0.68	$1.23
Diluted income per share:
Income from continuing operations	$0.79	$0.67	$1.22
Loss from discontinued operations	$—	$—	$(0.02)
Diluted income per share	$0.79	$0.67	$1.20
Weighted average number of shares outstanding:
Basic	113.7	113.5	94.1
Diluted	116.3	115.7	96.1

See notes to consolidated financial statements.

ACCO Brands Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)

	Year Ended December 31,
(in millions of dollars)	2014	2013	2012
Net income	$91.6	$77.1	$115.4
Other comprehensive income (loss), before tax:
Unrealized gain (loss) on derivative financial instruments:
Gain (loss) arising during the period	6.9	3.7	(0.2)
Reclassification of gain included in net income	(3.5)	(3.4)	(1.9)
Foreign currency translation:
Foreign currency translation adjustments	(76.4)	(61.6)	(10.9)
Pension and other post-retirement plans:
Actuarial (loss) gain arising during the period	(60.2)	39.3	(21.1)
Amortization of actuarial loss included in net income	6.0	11.4	7.2
Amortization of prior service cost included in net income	0.3	0.1	—
Other	5.1	(2.1)	(4.5)
Other comprehensive loss, before tax	(121.8)	(12.6)	(31.4)
Income tax benefit (expense) related to items of other comprehensive loss	14.8	(16.9)	6.3
Comprehensive (loss) income	$(15.4)	$47.6	$90.3

See notes to consolidated financial statements.

ACCO Brands Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31,
(in millions of dollars)	2014	2013	2012
Operating activities
Net income	$91.6	$77.1	$115.4
Amortization of inventory step-up	—	—	13.3
Loss (gain) on disposal of assets	0.8	(4.1)	2.0
Deferred income tax provision	20.6	(0.7)	(9.9)
Release of tax valuation allowance	—	(11.6)	(145.1)
Depreciation	35.3	39.9	34.5
Amortization of debt issuance costs	4.6	6.2	9.9
Amortization of intangibles	22.2	24.7	19.9
Stock-based compensation	15.7	16.4	9.2
Loss on debt extinguishment	—	9.4	15.5
Other non-cash charges	0.7	1.2	2.3
Equity in earnings of joint ventures, net of dividends received	(2.4)	(2.7)	3.0
Changes in balance sheet items:
Accounts receivable	20.4	0.5	(153.8)
Inventories	11.6	6.5	61.8
Other assets	(6.1)	0.1	7.4
Accounts payable	(10.1)	26.8	(25.0)
Accrued expenses and other liabilities	(28.9)	9.0	30.1
Accrued income taxes	(4.3)	(4.2)	2.0
Net cash provided (used) by operating activities	171.7	194.5	(7.5)
Investing activities
Additions to property, plant and equipment	(29.6)	(36.6)	(30.3)
(Payments) proceeds related to the sale of discontinued operations	—	(1.5)	1.5
Proceeds from the disposition of assets	3.8	6.1	3.1
Cost of acquisitions, net of cash acquired	—	(1.3)	(397.5)
Net cash used by investing activities	(25.8)	(33.3)	(423.2)
Financing activities
Proceeds from long-term borrowings	—	530.0	1,270.0
Repayments of long-term debt	(121.1)	(679.5)	(872.0)
Borrowings (repayments) of notes payable, net	1.0	(0.7)	1.2
Payments for debt issuance costs	(0.3)	(4.3)	(38.5)
Repurchases of common stock	(19.4)	—	—
Payments related to tax withholding for share-based compensation	(2.5)	(1.0)	(0.8)
Proceeds from the exercise of stock options	0.3	—	0.2
Net cash (used) provided by financing activities	(142.0)	(155.5)	360.1
Effect of foreign exchange rate changes on cash and cash equivalents	(4.2)	(2.2)	(0.6)
Net (decrease) increase in cash and cash equivalents	(0.3)	3.5	(71.2)
Cash and cash equivalents
Beginning of the period	53.5	50.0	121.2
End of the period	$53.2	$53.5	$50.0
Cash paid during the year for:
Interest	$45.1	$52.0	$94.9
Income taxes	$28.9	$31.1	$28.8

	Year Ended December 31,
(in millions of dollars)	2014	2013	2012
Significant non-cash transactions:
Common stock issued in conjunction with the acquisition of Mead C&OP	$—	$—	$602.3

See notes to consolidated financial statements.

ACCO Brands Corporation and Subsidiaries
Consolidated Statements of Stockholders’ Equity (Deficit)

(in millions of dollars)	Common Stock	Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Accumulated Deficit	Total
Balance at December 31, 2011	$0.6	$1,407.4	$(131.0)	$(1.7)	$(1,337.2)	$(61.9)
Net income	—	—	—	—	$115.4	115.4
Stock issuance - Mead C&OP acquisition	0.5	601.8	—	—	—	602.3
Loss on derivative financial instruments, net of tax	—	—	(2.1)	—	—	(2.1)
Translation impact	—	—	(10.9)	—	—	(10.9)
Pension and post-retirement adjustment, net of tax	—	—	(12.1)	—	—	(12.1)
Stock-based compensation	—	9.2	—	—	—	9.2
Common stock issued, net of shares withheld for employee taxes	—	0.2	—	(0.8)	—	(0.6)
Other	—	(0.1)	—	—	—	(0.1)
Balance at December 31, 2012	1.1	2,018.5	(156.1)	(2.5)	(1,221.8)	639.2
Net income	—	—	—	—	$77.1	77.1
Income on derivative financial instruments, net of tax	—	—	0.2	—	—	0.2
Translation impact	—	—	(61.6)	—	—	(61.6)
Pension and post-retirement adjustment, net of tax	—	—	31.9	—	—	31.9
Stock-based compensation	—	16.4	—	—	—	16.4
Common stock issued, net of shares withheld for employee taxes	—	—	—	(1.0)	—	(1.0)
Other	—	0.1	—	—	—	0.1
Balance at December 31, 2013	1.1	2,035.0	(185.6)	(3.5)	(1,144.7)	702.3
Net income	—	—	—	—	91.6	91.6
Income on derivative financial instruments, net of tax	—	—	2.4	—	—	2.4
Translation impact	—	—	(76.4)	—	—	(76.4)
Pension and post-retirement adjustment, net of tax	—	—	(33.0)	—	—	(33.0)
Common stock repurchases	—	(19.4)	—	—	—	(19.4)
Stock-based compensation	—	15.7	—	—	—	15.7
Common stock issued, net of shares withheld for employee taxes	—	0.3	—	(2.5)	—	(2.2)
Other	—	(0.1)	—	0.1	—	—
Balance at December 31, 2014	$1.1	$2,031.5	$(292.6)	$(5.9)	$(1,053.1)	$681.0
Shares of Capital Stock

	Common Stock	Treasury Stock	Net Shares
Shares at December 31, 2011	55,659,753	184,018	55,475,735
Common stock issued, net of shares withheld for employee taxes	654,263	76,462	577,801
Stock issuance - Mead C&OP acquisition	57,089,808	—	57,089,808
Shares at December 31, 2012	113,403,824	260,480	113,143,344
Common stock issued, net of shares withheld for employee taxes	652,592	132,080	520,512
Shares at December 31, 2013	114,056,416	392,560	113,663,856
Common stock issued, net of shares withheld for employee taxes	1,369,740	366,664	1,003,076
Common stock repurchases	(2,755,642)	—	(2,755,642)
Shares at December 31, 2014	112,670,514	759,224	111,911,290

See notes to consolidated financial statements.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements

1. Basis of Presentation

The management of ACCO Brands Corporation is responsible for the accuracy and internal consistency of the preparation of the consolidated financial statements and notes contained in this annual report.

The consolidated financial statements include the accounts of ACCO Brands Corporation and its domestic and international subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. Our investments in companies that are between 20% and 50% owned are accounted for using the equity method of accounting. ACCO Brands has an equity investment in the following joint venture: Pelikan-Artline Pty Ltd ("Pelikan-Artline") - 50% ownership. Our share of earnings from equity investments is included on the line entitled "Equity in earnings of joint ventures" in the Consolidated Statements of Income.

On May 1, 2012, we completed the merger ("Merger") of the Mead Consumer and Office Products Business ("Mead C&OP") with a wholly-owned subsidiary of the Company. Accordingly, the results of Mead C&OP are included in our consolidated financial statements from the date of the Merger. For further information on the Merger see "Note 3. Acquisitions."

We reclassified certain costs from cost of products sold to SG&A to align classifications of certain expenses across our businesses. All prior periods have been adjusted to make the results comparable. For the years ended December 31, 2013, and 2012 reclassified costs totaled $3.1 million, and $3.7 million, respectively. These historical reclassifications were not material and have had no effect on net income.

2. Significant Accounting Policies

Nature of Business

ACCO Brands is primarily involved in the manufacturing, marketing and distribution of office products such as stapling, binding and laminating equipment and related consumable supplies, shredders and whiteboards; school products such as notebooks, folders, decorative calendars, and stationery products; calendar products; and accessories for laptop and desktop computers and tablets. We sell primarily to large resellers, and our subsidiaries operate principally in the United States, Northern Europe, Brazil, Canada, Australia and Mexico.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

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
Notes to Consolidated Financial Statements (Continued)

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

Long-Lived Assets

We test long-lived assets for impairment whenever events or changes in circumstances indicate that the assets’ carrying amount may not be recoverable from its undiscounted cash flow. When such events occur, we compare the sum of the undiscounted cash flow expected to result from the use and eventual disposition of the asset or asset group to the carrying amount of a long-lived asset or asset group. The cash flows are based on our best estimate at the time of future cash flow, derived from the most recent business projections. If this comparison indicates that there is an impairment, the amount of the impairment is typically calculated using discounted expected future cash flow. The discount rate applied to these cash flows is based on our weighted average cost of capital, computed by selecting market rates at the valuation dates for debt and equity that are reflective of the risks associated with an investment in our industry as estimated by using comparable publicly traded companies.

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

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

not that the fair value of a indefinite-lived intangible unit is less than its carrying amount as a basis for determining whether further impairment testing of indefinite-lived intangible assets is necessary.

We performed our annual assessment in the second quarter of 2014 and concluded that no impairment exists. However, due to the recent acquisition of Mead C&OP, the fair values of certain indefinite-lived trade names are not substantially above their carrying values.

Goodwill

Goodwill has been recorded on our balance sheet and represents the excess of the cost of the acquisitions when compared to the fair value of the net assets acquired. The authoritative guidance on goodwill and other intangible assets requires that goodwill be tested for impairment at a reporting unit level. We have determined that our reporting units are ACCO Brands North America, ACCO Brands International and Computer Products Group segments. We test goodwill for impairment annually and whenever events or circumstances make it more likely than not that an impairment may have occurred. During 2012, we adopted ASU No. 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU No. 2011-08 permits entities to first assess qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test included in GAAP. Entities are not required to calculate the fair value of a reporting unit unless they determine that it is more likely than not that the fair value is less than the carrying amount. We performed our annual assessment in the second quarter of 2014 and concluded that no impairment exists. We performed our assessment using the two-step fair value quantitative impairment test in ASC 350 to our reporting units in 2014 due to the Merger and the decline in sales. When applying a fair-value-based test, if it is determined to be required, the fair value of a reporting unit is compared to its carrying value. If the fair value of a reporting unit exceeds the carrying value of the net assets assigned to a reporting unit, goodwill is considered not impaired and no further testing is required. If the carrying value of the net assets assigned to a reporting unit exceeds the fair value of a reporting unit, the second step of the impairment test is performed in order to determine the implied fair value of a reporting unit’s goodwill. Determining the implied fair value of goodwill requires valuation of a reporting unit’s tangible and intangible assets and liabilities in a manner similar to the allocation of purchase price in a business combination. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, goodwill is deemed impaired and is written down to the extent of the difference.

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

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

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

Advertising Costs

Advertising costs amounted to $130.8 million, $131.0 million and $125.7 million for the years ended December 31, 2014, 2013 and 2012, respectively and are principally expensed as incurred.

Customer Program Costs

Customer program costs include, but are not limited to, sales rebates which are generally tied to achievement of certain sales volume levels, in-store promotional allowances, shared media and customer catalog allowances and other cooperative advertising arrangements, and freight allowance programs. We generally recognize customer program costs as a deduction to gross sales at the time that the associated revenue is recognized. Certain customer incentives that do not directly relate to future revenues are expensed when initiated.

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

Research and Development

Research and development expenses, which amounted to $20.2 million, $22.5 million and $20.8 million for the years ended December 31, 2014, 2013 and 2012, respectively, are classified as general and administrative expenses and are charged to expense as incurred.

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

Recent Accounting Pronouncements

There were no new accounting pronouncements that the Company adopted in 2014 that had a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). The standard provides companies with a single model for use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize revenue when control of the goods or services transfers to the customer, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. The Company is in the process of evaluating the impact of adoption of ASU 2014-09 on its consolidated financial statements.

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

In the Merger, MeadWestvaco Corporation ("MWV") shareholders received 57.1 million shares of the Company's common stock, or 50.5% of the combined company, valued at $602.3 million on the date of the Merger. After the transaction was completed the Company had 113.1 million common shares outstanding.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

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

(in millions, except per share price)	At May 1, 2012
Calculated consideration for Mead C&OP:
Outstanding shares of ACCO Brands common stock(1)	56.0
Multiplier needed to calculate shares to be issued(2)	1.0202020202
Number of shares issued to MWV shareholders	57.1
Closing price per share of ACCO Brands common stock(3)	$10.55
Value of common shares issued	$602.3
Plus:
Dividend paid to MWV	460.0
Less:
Working capital adjustment(4)	(30.5)
Consideration given for Mead C&OP	$1,031.8

(1)	Represents the number of shares of the Company's common stock as of May 1, 2012.

(2)	Represents MWV shareholders' negotiated ownership percentage in ACCO Brands of 50.5% divided by the 49.5% that was owned by ACCO Brands shareholders upon completion of the Merger.

(3)	Represents the closing price per share of the Company's stock as of April 30, 2012.

(4)	Represents the difference between the target net working capital and the closing net working capital as of April 30, 2012.

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

In connection with our acquisition of Mead C&OP we assumed all of the tax liabilities for the acquired foreign operations including Tilibra Produtos de Papelaria Ltda. ("Tilibra"). See "Note 11. Income Taxes - Income Tax Assessment" for details on tax assessments issued by the Federal Revenue Department of the Ministry of Finance of Brazil ("FRD") against Tilibra, which challenged the tax deduction of goodwill from Tilibra's taxable income for the years 2007 through 2010.

Acquisition-related costs of $14.5 million that were incurred during the year ended December 30, 2012 were classified as SG&A expenses.

4. Long-term Debt and Short-term Borrowings

Notes payable and long-term debt, listed in order of their security interests, consisted of the following as of December 31, 2014 and 2013:

(in millions of dollars)	2014	2013
U.S. Dollar Senior Secured Term Loan A, due May 2018 (floating interest rate of 2.24% at December 31, 2014 and 2.49% at December 31, 2013)	$299.0	$420.0
Senior Unsecured Notes, due April 2020 (fixed interest rate of 6.75%)	500.0	500.0
Other borrowings	1.7	0.9
Total debt	800.7	920.9
Less: current portion	(1.7)	(0.1)
Total long-term debt	$799.0	$920.8

On June 26, 2014, the Company entered into a Second Amendment to the Amended and Restated Credit Agreement (the "2014 Amendment"). The 2014 Amendment relates to and amends the Company’s Amended and Restated Credit Agreement, dated

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

as of May 13, 2013 (the "2013 Restated Credit Agreement") among the Company, certain of its subsidiaries, the lenders party thereto, the administrative agent and other parties named therein.

The 2014 Amendment increases the Company’s flexibility to pay dividends and repurchase its shares based upon the Company’s Consolidated Leverage Ratio (the "Leverage Ratio," as defined in the 2013 Restated Credit Agreement) and subject to certain other conditions specified in the 2014 Amendment.

Effective May 13, 2013 (the "Effective Date"), the Company entered into the 2013 Restated Credit Agreement that amended and restated the Company's prior credit agreement, dated as of March 26, 2012, as amended (the “2012 Credit Agreement”), that had been entered into in connection with the Merger.

The 2013 Restated Credit Agreement provides for a $780 million, five-year senior secured credit facility, which consists of a $250.0 million multi-currency revolving credit facility, due May 2018 (the "Revolving Facility") and a $530.0 million U.S. dollar denominated Senior Secured Term Loan A, due May 2018 (the "Restated Term Loan A"). Specifically, in connection with the 2013 Restated Credit Agreement, the Company:

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

•	replaced the $250.0 million revolving credit facility under the 2012 Credit Agreement with the Revolving Facility.

Prior to the Effective Date, the Company repaid in full the $21.4 million Canadian-dollar denominated Senior Secured Term Loan A, due May 2017, that had been drawn under the 2012 Credit Agreement.

During the year ended December 31, 2013, we included in "Other expense, net" a $9.4 million charge for the write-off of debt origination costs associated with the refinancing. Additionally, we incurred approximately $4.5 million in bank, legal and other fees associated with the 2013 Restated Credit Agreement. Of these fees, $4.2 million were capitalized and are being amortized over the life of the Restated Term Loan A and the Revolving Facility.

As of December 31, 2014, there were no borrowings under the Revolving Facility. The amount available for borrowings was $238.3 million (allowing for $11.7 million of letters of credit outstanding on that date).

The Revolving Facility is expected to be available for working capital and general corporate purposes. Undrawn amounts under the Revolving Facility are subject to a commitment fee rate of 0.25% to 0.50% per annum, depending on the Company's Leverage Ratio. As of December 31, 2014, the commitment fee rate was 0.375%.

Maturity and amortization

Borrowings under the Revolving Facility and the Restated Term Loan A will mature on May 13, 2018. Amounts under the Revolving Facility are non-amortizing. Beginning September 30, 2013, the outstanding principal amount under the Restated Term Loan A was payable in quarterly installments in an amount representing, on an annual basis, 5.0% of the initial aggregate principal amount of such loan and increasing to 12.5% of the initial aggregate principal amount of such loan by June 30, 2016. Due to prepayments made during 2014, the next scheduled installment is due March 31, 2016.

Interest rates

Amounts outstanding under the 2013 Restated Credit Agreement will bear interest (i) in the case of Eurodollar loans, at a rate per annum equal to the Eurodollar rate (which is based on an average British Bankers Association Interest Settlement Rate) plus the applicable rate; (ii) in the case of loans made at the Base Rate (which means the highest of (a) the Bank of America, N.A. prime rate then in effect, (b) the Federal Funds Effective Rate (as defined in the 2013 Restated Credit Agreement) then in effect

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

plus ½ of 1.00% and (c) the Eurodollar rate that would be payable on such day for a Eurodollar loan with a one-month interest period plus 1.00%), at a rate per annum equal to the Base Rate plus the applicable rate; and (iii) in the case of swing line loans, at a rate per annum equal to the Base Rate plus the applicable rate for the Revolving Facility. Separate base interest rate and applicable rate provisions will apply for any Canadian or Australian currency denominated loans outstanding under the Revolving Facility.

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

As of December 31, 2014, the Eurodollar credit spread for the Restated Term Loan A and amounts drawn under the Revolving Credit Facility was 2.00% and the Base Rate credit spread was 1.00%.

Prepayments

Subject to certain conditions and exceptions, the 2013 Restated Credit Agreement requires the Company to prepay outstanding loans in certain circumstances, including (a) in an amount equal to 100% of the net cash proceeds from sales or dispositions of property or assets in excess of $10.0 million per fiscal year, (b) in an amount equal to 100% of the net cash proceeds from property insurance or condemnation awards in excess of $10.0 million per fiscal year and (c) in an amount equal to 100% of the net cash proceeds from additional debt other than debt permitted under the 2013 Restated Credit Agreement. The Company also is required to prepay outstanding loans with specified percentages of excess cash flow based on its leverage. The 2013 Restated Credit Agreement contains other customary prepayment obligations and provides for voluntary commitment reductions and prepayment of loans, subject to certain conditions and exceptions.

Loan Covenants

We must meet certain restrictive financial covenants as defined under the 2013 Restated Credit Agreement. The covenants become more restrictive over time and require us to maintain certain ratios related to the Leverage Ratio. We are also subject to certain customary restrictive covenants under the Senior Unsecured Notes, due April 2020 (the "Senior Notes").

The 2013 Restated Credit Agreement contains customary affirmative and negative covenants as well as events of default, including payment defaults, breach of representations and warranties, covenant defaults, cross-defaults, certain bankruptcy or insolvency events, certain ERISA-related events, changes in control or ownership and invalidity of any loan document.

Under the 2013 Restated Credit Agreement, the Company is required to meet certain financial tests, including a maximum Leverage Ratio as determined by reference to the following ratios:

Period	Maximum Consolidated Leverage Ratio(1)
July 1, 2014 through June 30, 2015	4.00:1.00
July 1, 2015 through June 30, 2017	3.75:1.00
July 1, 2017 and thereafter	3.50:1.00

(1)
The Leverage Ratio is computed by dividing the Company's net funded indebtedness by the cumulative four-quarter-trailing EBITDA, which excludes transaction costs, restructuring and other charges up to certain limits as well as other adjustments defined in the 2013 Restated Credit Agreement.

The 2013 Restated Credit Agreement also requires the Company to maintain a consolidated fixed charge coverage ratio (as defined in the 2013 Restated Credit Agreement) as of the end of any fiscal quarter at or above 1.25 to 1.00.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

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

Certain of these covenants will be subject to suspension when and if the notes are rated at least "BBB–" by Standard & Poor’s or at least "Baa3' by Moody’s. Each of the covenants is subject to a number of important exceptions and qualifications.

Guarantees and Security

Generally, obligations under the 2013 Restated Credit Agreement are irrevocably and unconditionally guaranteed, jointly and severally, by certain of the Company's existing and future domestic subsidiaries, and are secured by substantially all of the Company's and certain guarantor subsidiaries' assets, subject to certain exclusions and limitations.

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

Compliance with Loan Covenants

As of and for the year ended December 31, 2014, we were in compliance with all applicable loan covenants.

5. Pension and Other Retiree Benefits

We have a number of pension plans, principally in the U.K. and the U.S. The plans provide for payment of retirement benefits, primarily commencing between the ages of 60 and 65, and also for payment of certain disability and severance benefits. After meeting certain qualifications, an employee acquires a vested right to future benefits. The benefits payable under the plans are generally determined on the basis of an employee’s length of service and earnings. Several of these plans have been frozen and are no longer accruing additional service benefits. Cash contributions to the plans are made as necessary to ensure legal funding requirements are satisfied.

On January 20, 2009, the Company’s Board of Directors approved plan amendments to temporarily freeze our ACCO Brands Corporation Pension Plan for Salaried and Certain Hourly Paid Employees in the U.S.(the "U.S. Salaried Plan") effective March 7, 2009. During the fourth quarter of 2014, the U.S. Salaried Plan became permanently frozen. On September 30, 2012, our U.K. pension plan was frozen.

The Merger added six additional pension and post-retirement plans in the U.S. and Canada. In the U.S. we added a pension plan for certain bargained hourly employees of Mead C&OP. As of December 31, 2014, we have permanently frozen a portion of this plan. In Canada we added five pension and post-retirement plans, as of December 31, 2013. We permanently froze the Salaried and Supplemental Executive Retirement Plans in Canada.

We also provide post-retirement health care and life insurance benefits to certain employee groups outside of the U.S and certain employees and retirees in the U.S., U.K. and Canada. All but one of these benefit plans have been frozen to new participants. Many employees and retirees outside of the U.S. are covered by government health care programs.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The following table sets forth our defined benefit pension and post-retirement plans funded status and the amounts recognized in our Consolidated Balance Sheets:

	Pension Benefits				Post-retirement
	U.S.		International
(in millions of dollars)	2014	2013	2014	2013	2014	2013
Change in projected benefit obligation (PBO)
Projected benefit obligation at beginning of year	$177.4	$191.7	$371.4	$361.0	$13.3	$16.0
Service cost	2.1	2.0	0.8	1.6	0.2	0.2
Interest cost	8.6	7.9	15.7	14.7	0.5	0.6
Actuarial loss (gain)	34.2	(19.0)	48.3	1.9	(0.3)	(2.8)
Participants’ contributions	—	—	0.2	0.3	0.1	0.1
Benefits paid	(9.4)	(8.9)	(16.6)	(13.9)	(0.8)	(0.7)
Curtailment gain	—	—	—	(1.0)	—	—
Plan amendments	—	3.7	(0.2)	—	(0.4)	—
Foreign exchange rate changes	—	—	(27.8)	6.8	(0.4)	(0.1)
Projected benefit obligation at end of year	212.9	177.4	391.8	371.4	12.2	13.3
Change in plan assets
Fair value of plan assets at beginning of year	156.3	135.4	342.8	311.9	—	—
Actual return on plan assets	10.8	21.7	43.8	32.2	—	—
Employer contributions	6.2	8.1	5.5	6.0	0.7	0.6
Participants’ contributions	—	—	0.2	0.3	0.1	0.1
Benefits paid	(9.4)	(8.9)	(16.6)	(13.9)	(0.8)	(0.7)
Foreign exchange rate changes	—	—	(24.5)	6.3	—	—
Fair value of plan assets at end of year	163.9	156.3	351.2	342.8	—	—
Funded status (Fair value of plan assets less PBO)	$(49.0)	$(21.1)	$(40.6)	$(28.6)	$(12.2)	$(13.3)
Amounts recognized in the Consolidated Balance Sheets consist of:
Other non-current assets	$—	$—	$—	$0.3	$—	$—
Other current liabilities	—	—	0.5	0.6	0.8	1.0
Pension and post-retirement benefit obligations(1)	49.0	21.1	40.1	28.3	11.4	12.3
Components of accumulated other comprehensive income, net of tax:
Unrecognized actuarial loss (gain)	51.9	33.3	78.1	63.6	(1.1)	(2.9)
Unrecognized prior service cost (credit)	2.4	2.7	(0.4)	(0.3)	(1.5)	(0.1)

(1)
Pension and post-retirement obligations of $100.5 million as of December 31, 2014, increased from $61.7 million as of December 31, 2013, due to lower discount rates compared to prior year assumptions and the adoption of new mortality tables for the U.S. and Canadian plans.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Of the amounts included within accumulated other comprehensive income (loss), we expect to recognize the following pre-tax amounts as components of net periodic benefit cost (income) for the year ended December 31, 2015:

	Pension Benefits		Post-retirement
(in millions of dollars)	U.S.	International
Actuarial loss (gain)	$2.1	$2.5	$(0.2)
Prior service cost (credit)	0.4	—	(0.2)
	$2.5	$2.5	$(0.4)

Effective in 2015 we will change the amortization of our net actuarial loss included in accumulated other comprehensive income (loss) for the U.S. Salaried Plan from the average remaining service period of active employees expected to receive benefits under the plan to the average remaining life expectancy of all participants. This change was the result of the Company's decision to permanently freeze the benefits under the plan.

All of our plans have projected benefit obligations in excess of plan assets, except for one Canadian pension plan.

The accumulated benefit obligation for all pension plans was $590.0 million and $533.5 million at December 31, 2014 and 2013, respectively.

The following table sets out information for pension plans with an accumulated benefit obligation in excess of plan assets:

	U.S.		International
(in millions of dollars)	2014	2013	2014	2013
Projected benefit obligation	$212.9	$177.4	$371.0	$331.2
Accumulated benefit obligation	209.1	173.0	360.9	321.7
Fair value of plan assets	163.9	156.3	331.1	302.8

The components of net periodic benefit cost (income) for pension and post-retirement plans for the years ended December 31, 2014, 2013, and 2012, respectively, were as follows:

	Pension Benefits						Post-retirement
	U.S.			International
(in millions of dollars)	2014	2013	2012	2014	2013	2012	2014	2013	2012
Service cost	$2.1	$2.0	$1.2	$0.8	$1.6	$2.1	$0.2	$0.2	$0.2
Interest cost	8.6	7.9	8.4	15.7	14.7	14.3	0.5	0.6	0.6
Expected return on plan assets	(12.0)	(10.4)	(10.4)	(22.8)	(20.6)	(16.2)	—	—	—
Amortization of net loss (gain)	5.1	9.6	6.2	1.9	2.4	2.2	(1.1)	(0.6)	(1.6)
Amortization of prior service cost (credit)	0.4	0.1	—	—	—	0.4	—	—	—
Curtailment gain	—	—	—	—	(1.0)	—	—	—	—
Settlement loss (gain)	—	—	0.7	—	—	—	(0.1)	—	—
Net periodic benefit cost (income)	$4.2	$9.2	$6.1	$(4.4)	$(2.9)	$2.8	$(0.5)	$0.2	$(0.8)

In 2013, we recognized a curtailment gain of $1.0 million related to freezing two of our Canadian pension plans.

During 2012, due to the Merger, we settled the Amended and Restated ACCO Brands Corporation Supplemental Retirement Plan (the "SRP"). The SRP provided that the accrued vested benefit of each participant be paid in an actuarial equivalent lump sum upon the occurrence of a change of control (as defined in the SRP), which resulted in a settlement charge of $0.7 million.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Other changes in plan assets and benefit obligations that were recognized in other comprehensive income (loss) during the years ended December 31, 2014, 2013, and 2012 were as follows:

	Pension Benefits						Post-retirement
	U.S.			International
(in millions of dollars)	2014	2013	2012	2014	2013	2012	2014	2013	2012
Current year actuarial loss (gain)	$35.4	$(30.2)	$9.6	$27.3	$(10.0)	$11.4	$(0.3)	$(2.8)	$0.1
Amortization of actuarial (loss) gain	(5.1)	(9.6)	(6.2)	(1.9)	(2.4)	(2.2)	1.1	0.6	1.6
Current year prior service cost (credit)	—	3.7	0.8	(0.2)	—	(0.3)	(0.3)	—	—
Amortization of prior service cost	(0.4)	(0.1)	—	—	—	(0.4)	—	—	—
Foreign exchange rate changes	—	—	—	(6.8)	2.1	4.1	0.1	—	(0.1)
Total recognized in other comprehensive income (loss)	$29.9	$(36.2)	$4.2	$18.4	$(10.3)	$12.6	$0.6	$(2.2)	$1.6
Total recognized in net periodic benefit cost (credit) and other comprehensive income (loss)	$34.1	$(27.0)	$10.3	$14.0	$(13.2)	$15.4	$0.1	$(2.0)	$0.8

Assumptions
The weighted average assumptions used to determine benefit obligations for the years ended December 31, 2014, 2013, and 2012 were as follows:

	Pension Benefits						Post-retirement
	U.S.			International
	2014	2013	2012	2014	2013	2012	2014	2013	2012
Discount rate	4.2%	5.0%	4.2%	3.4%	4.3%	4.3%	3.7%	4.4%	4.0%
Rate of compensation increase	N/A	N/A	N/A	3.0%	3.3%	4.0%	—	—	—

The weighted average assumptions used to determine net periodic benefit cost (income) for the years ended December 31, 2014, 2013, and 2012 were as follows:

	Pension Benefits						Post-retirement
	U.S.			International
	2014	2013	2012	2014	2013	2012	2014	2013	2012
Discount rate	5.0%	4.2%	5.0%	4.3%	4.3%	4.7%	4.4%	4.0%	4.5%
Expected long-term rate of return	8.2%	8.2%	8.2%	6.8%	6.8%	6.2%	—	—	—
Rate of compensation increase	N/A	N/A	N/A	3.3%	4.0%	3.6%	—	—	—
The weighted average health care cost trend rates used to determine post-retirement benefit obligations and net periodic benefit cost as of December 31, 2014, 2013, and 2012 were as follows:

	Post-retirement Benefits
	2014	2013	2012
Health care cost trend rate assumed for next year	8%	8%	7%
Rate that the cost trend rate is assumed to decline (the ultimate trend rate)	5%	5%	5%
Year that the rate reaches the ultimate trend rate	2023	2020	2020

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Assumed health care cost trend rates may have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage-	1-Percentage-
(in millions of dollars)	Point Increase	Point Decrease
Increase (decrease) on total of service and interest cost	$0.2	$(0.1)
Increase (decrease) on post-retirement benefit obligation	1.3	(1.1)
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

Our pension plan weighted average asset allocations as of December 31, 2014 and 2013 were as follows:

	2014		2013
	U.S.	International	U.S.	International
Asset category
Equity securities	62%	45%	62%	48%
Fixed income	31	38	31	36
Real estate	—	3	—	3
Other(1)	7	14	7	13
Total	100%	100%	100%	100%

(1)	Insurance contracts, multi-strategy hedge funds and cash and cash equivalents for certain of our plans.

U.S. Pension Plan Assets

The fair value measurements of our U.S. pension plan assets by asset category as of December 31, 2014 were as follows:

(in millions of dollars)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value as of December 31, 2014
Common stocks	$8.3	$—	$—	$8.3
Mutual funds	93.2	—	—	93.2
Common collective trust funds	—	8.9	—	8.9
Government debt securities	—	2.2	—	2.2
Corporate debt securities	—	16.7	—	16.7
Asset-backed securities	—	9.8	—	9.8
Multi-strategy hedge funds	—	9.5	—	9.5
Government mortgage-backed securities	—	8.0	—	8.0
Collateralized mortgage obligations, mortgage backed securities, and other	—	7.3	—	7.3
Total	$101.5	$62.4	$—	$163.9

The fair value measurements of our U.S. pension plan assets by asset category as of December 31, 2013 were as follows:

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

(in millions of dollars)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value as of December 31, 2013
Common stocks	$9.4	$—	$—	$9.4
Mutual funds	87.8	—	—	87.8
Common collective trust funds	—	7.5	—	7.5
Government debt securities	—	6.2	—	6.2
Corporate debt securities	—	14.9	—	14.9
Asset-backed securities	—	9.7	—	9.7
Multi-strategy hedge funds	—	7.8	—	7.8
Government mortgage-backed securities	—	7.5	—	7.5
Collateralized mortgage obligations, mortgage backed securities, and other	—	5.5	—	5.5
Total	$97.2	$59.1	$—	$156.3

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

International Pension Plans Assets

The fair value measurements of our international pension plans assets by asset category as of December 31, 2014 were as follows:

(in millions of dollars)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value as of December 31, 2014
Cash and cash equivalents	$6.1	$—	$—	$6.1
Equity securities	156.7	—	—	156.7
Corporate debt securities	—	118.6	—	118.6
Multi-strategy hedge funds	—	25.1	—	25.1
Insurance contracts	—	18.4	—	18.4
Other debt securities	—	12.1	—	12.1
Real estate	—	9.7	0.9	10.6
Government debt securities	—	3.6	—	3.6
Total	$162.8	$187.5	$0.9	$351.2

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The fair value measurements of our international pension plans assets by asset category as of December 31, 2013 were as follows:

(in millions of dollars)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value as of December 31, 2013
Cash and cash equivalents	$2.2	$—	$—	$2.2
Equity securities	167.7	—	—	167.7
Corporate debt securities	—	110.0	—	110.0
Multi-strategy hedge funds	—	25.9	—	25.9
Insurance contracts	—	13.6	—	13.6
Other debt securities	—	10.6	—	10.6
Real estate	—	9.0	1.0	10.0
Government debt securities	—	2.8	—	2.8
Total	$169.9	$171.9	$1.0	$342.8

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

Real estate: Real estate, exclusive of the Canadian plan, consists of managed real estate investment trust securities (level 2 inputs). Real estate in the Canadian plans is appraised by a third party on an annual basis (level 3 inputs). There have been no substantial purchases or gains/losses in 2014 or 2013.

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

Cash Contributions

We contributed $12.4 million to our pension and post-retirement plans in 2014 and expect to contribute $8.1 million in 2015.

The following table presents estimated future benefit payments to participants for the next ten fiscal years:

	Pension	Post-retirement
(in millions of dollars)	Benefits	Benefits
2015	$23.7	$0.8
2016	$24.3	$0.8
2017	$25.0	$0.8
2018	$25.9	$0.8
2019	$26.4	$0.8
Years 2020 — 2024	$137.5	$3.6

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

We also sponsor a number of defined contribution plans. Contributions are determined under various formulas. Costs related to such plans amounted to $8.6 million, $8.4 million and $8.0 million for the years ended December 31, 2014, 2013, and 2012, respectively.

6. Stock-Based Compensation

The 2011 Amended and Restated ACCO Brands Corporation Incentive Plan provides for stock based awards in the form of stock options, stock-settled appreciation rights ("SSARs"), restricted stock units ("RSUs") and performance stock units ("PSUs"), any of which may be granted alone or with other types of awards and dividend equivalents. We have one share-based compensation plan under which a total of 15,665,000 shares may be issued under awards to key employees and non-employee directors.

The following table summarizes the impact of all stock-based compensation expense on our Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012.

(in millions of dollars)	2014	2013	2012
Advertising, selling, general and administrative expense	$15.7	$16.4	$9.2
Income (loss) from continuing operations before income tax	(15.7)	(16.4)	(9.2)
Income tax expense (benefit)	(5.7)	(5.9)	(3.3)
Net income (loss)	$(10.0)	$(10.5)	$(5.9)

There was no capitalization of stock based compensation expense.

Stock-based compensation expense by award type for the years ended December 31, 2014, 2013 and 2012 was as follows:

(in millions of dollars)	2014	2013	2012
Stock option compensation expense	$3.7	$3.0	$1.8
SSAR compensation expense	—	—	0.1
RSU compensation expense	6.6	5.5	3.9
PSU compensation expense	5.4	7.9	3.4
Total stock-based compensation expense	$15.7	$16.4	$9.2

Stock Option and SSAR Awards

The exercise price of each stock option and SSAR equals or exceeds the fair market price of our stock on the date of grant. Options/SSARs can generally be exercised over a maximum term of up to seven years. Stock options/SSARs outstanding as of December 31, 2014 generally vest ratably over three years. During 2014, 2013 and 2012, we granted only option awards. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model using the weighted average assumptions as outlined in the following table:

	Year Ended December 31,
	2014		2013		2012
Weighted average expected lives	4.5	years	4.5	years	4.5	years
Weighted average risk-free interest rate	1.33%		0.75%		0.75%
Weighted average expected volatility	52.2%		55.3%		55.7%
Expected dividend yield	0.0%		0.0%		0.0%
Weighted average grant date fair value	$2.69		$3.43		$5.41

Prior to 2012 we utilized historical volatility for a pool of peer companies for a period of time that is comparable to the expected life of the option/SSAR to determine volatility assumptions for stock-based compensation. Beginning in 2012 volatility was calculated using a combination of peer companies (50%) and ACCO Brands' historic volatility (50%). In 2013, volatility was calculated using a combination of peer companies (25%) and ACCO Brands' historic volatility (75%). In 2014, volatility was calculated using ACCO Brands' historic volatility (100%). The weighted average expected option/SSAR term reflects the

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

application of the simplified method, which defines the life as the average of the contractual term of the option/SSAR and the weighted average vesting period for all option tranches. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Forfeitures are estimated at the time of grant in order to calculate the amount of share-based payment awards ultimately expected to vest. The forfeiture rate is based on historical experience.

A summary of the changes in stock options/SSARs outstanding under our stock compensation plans during the year ended December 31, 2014 are presented below:

	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2013	4,806,475	$8.30
Granted	1,630,631	$6.14
Exercised	(593,731)	$1.35
Lapsed	(869,989)	$19.18
Outstanding at December 31, 2014	4,973,386	$7.02	4.2 years	$13.0	million
Options/SSARs vested or expected to vest	4,852,670	$7.03	4.2 years	$12.7	million
Exercisable shares at December 31, 2014	2,427,221	$7.03	2.6 years	$7.3	million

We received cash of $0.3 million and $0.2 million from the exercise of stock options for the years ended December 31, 2014 and 2012, respectively. The aggregate intrinsic value of options exercised during the years ended December 31, 2014 and 2012, was not significant. No options were exercised in the year ended December 31, 2013.

The aggregate intrinsic value of SSARs exercised during the years ended December 31, 2014, 2013 and 2012 totaled $3.6 million, $0.7 million and $2.5 million, respectively.

The fair value of options and SSARs vested during the years ended December 31, 2014, 2013 and 2012 was $3.2 million, $1.9 million and $1.0 million, respectively. As of December 31, 2014, we had unrecognized compensation expense related to stock options of $4.5 million, which will be recognized over a weighted-average period of 1.7 years.

Stock Unit Awards

RSUs vest over a pre-determined period of time, generally three to four years from the date of grant. Stock-based compensation expense for the years ended December 31, 2014, 2013 and 2012 includes $0.8 million, $0.9 million and $0.9 million, respectively, of expense related to RSUs granted to non-employee directors, which became fully vested on the grant date. PSUs also vest over a pre-determined period of time, minimally three years, but are further subject to the achievement of certain business performance criteria in future periods. Based upon the level of achieved performance, the number of shares actually awarded can vary from 0% to 150% of the original grant.

There were 2,430,683 RSUs outstanding at December 31, 2014. All outstanding RSUs as of December 31, 2014 vest within four years of their date of grant. Also outstanding at December 31, 2014 were 2,837,162 PSUs. All outstanding PSUs as of December 31, 2014 vest at the end of their respective performance periods subject to percentage achieved of the performance targets associated with such awards. Upon vesting, all of the remaining PSU awards will be converted into the right to receive one share of common stock of the Company for each unit that vests. The cost of these awards is determined using the fair value of the shares on the date of grant, and compensation expense is generally recognized over the period during which the employees provide the requisite service to the Company. We generally recognize compensation expense for our PSU awards ratably over the performance period based on management’s judgment of the likelihood that performance measures will be attained. We generally recognize compensation expense for our RSU awards ratably over the service period.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

A summary of the changes in the RSUs outstanding under our equity compensation plans during 2014 are presented below:

	Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2013	2,021,123	$8.95
Granted	881,554	$6.12
Vested and distributed	(321,697)	$8.45
Vested and deferred distributed	(43,428)	$8.29
Forfeited	(106,869)	$8.61
Outstanding at December 31, 2014	2,430,683	$8.02
Vested and deferred at December 31, 2014(1)	175,504	$7.98

(1)	Included in outstanding at December 31, 2014. Vested and deferred RSUs are primarily related to deferred compensation for non-employee directors.

For the years ended December 31, 2013 and 2012 we granted 791,349 and 671,941 shares of RSUs, respectively. The weighted-average grant date fair value of our RSUs was $6.12, $7.14, and $10.98 for the years ended December 31, 2014, 2013 and 2012, respectively. The fair value of stock unit awards that vested during the years ended December 31, 2014, 2013 and 2012 was $3.2 million, $1.0 million and $5.9 million, respectively. As of December 31, 2014, we have unrecognized compensation expense related to RSUs of $4.8 million. The unrecognized compensation expense related to RSUs will be recognized over a weighted-average period of 1.7 years.

A summary of the changes in the PSUs outstanding under our equity compensation plans during 2014 are presented below:

	Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2013	2,294,792	$7.94
Granted	1,316,867	$6.14
Vested	(496,926)	$8.91
Forfeited and cancelled	(136,411)	$7.04
Other - decrease due to performance of PSU's	(141,160)	$6.39
Outstanding at December 31, 2014	2,837,162	$7.37

For the years ended December 31, 2013 and 2012 we granted 1,174,465 and 864,838 shares of PSUs, respectively. For the years ended December 31, 2014, 2013 and 2012 we paid out 496,926, 419,205 and 3,119 shares of PSUs, respectively. The weighted-average grant date fair value of our PSUs was $6.14, $7.59, and $8.53 for the years ended December 31, 2014, 2013 and 2012, respectively. The fair value of PSUs that vested during the years ended December 31, 2014, and 2013 was $4.4 million, and $3.0 million, respectively. The fair value of PSUs that vested during the year ended December 31, 2012 were immaterial. As of December 31, 2014, we have unrecognized compensation expense related to PSUs of $7.0 million. The unrecognized compensation expense related to PSUs will be recognized over a weighted-average period of 1.6 years.

We will satisfy the requirement for delivering the common shares for stock-based plans by issuing new shares.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

7. Inventories

Inventories are stated at the lower of cost or market value. The components of inventories were as follows:

	December 31,
(in millions of dollars)	2014	2013
Raw materials	$36.7	$36.1
Work in process	2.0	2.4
Finished goods	191.2	216.2
Total inventories	$229.9	$254.7

8. Property, Plant and Equipment, Net

The components of net property, plant and equipment were as follows:

	December 31,
(in millions of dollars)	2014	2013
Land and improvements	$21.5	$23.3
Buildings and improvements to leaseholds	129.0	133.3
Machinery and equipment	374.2	352.4
Construction in progress	23.0	39.5
	547.7	548.5
Less: accumulated depreciation	(312.2)	(295.2)
Property, plant and equipment, net(1)	$235.5	$253.3

(1)
Net property, plant and equipment as of December 31, 2014 and 2013 contained $37.0 million and $32.6 million of computer software assets, which are classified within machinery and equipment and construction in progress. Amortization of software costs was $7.4 million, $6.7 million and $8.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.

9. Goodwill and Identifiable Intangible Assets

Goodwill

Changes in the net carrying amount of goodwill by segment were as follows:

(in millions of dollars)	ACCO Brands North America	ACCO Brands International	Computer Products Group	Total

Balance at December 31, 2012	$396.3	$186.3	$6.8	$589.4
Mead C&OP acquisition	1.4	0.5	—	1.9
Translation	(4.6)	(18.4)	—	(23.0)
Balance at December 31, 2013	393.1	168.4	6.8	568.3
Translation	(5.5)	(17.9)	—	(23.4)
Balance at December 31, 2014	$387.6	$150.5	$6.8	$544.9
Goodwill	$518.5	$234.7	$6.8	$760.0
Accumulated impairment losses	(130.9)	(84.2)	—	(215.1)
Balance at December 31, 2014	$387.6	$150.5	$6.8	$544.9

The authoritative guidance on goodwill and other intangible assets requires that goodwill be tested for impairment at a reporting unit level. We have determined that our reporting units are ACCO Brands North America, ACCO Brands International and Computer Products Group segments. We test goodwill for impairment at least annually and whenever events or circumstances

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

make it more likely than not that an impairment may have occurred. We performed this annual assessment in the second quarter of 2014 and concluded that no impairment existed. For the North America reporting unit, we determined that its fair value exceeded its carrying amount by 13%. Key financial assumptions utilized to determine the fair value of the North America reporting unit included annual sales growth rates in the range of (1.4)% to 0.2% and a 9.0% discount rate. For the International reporting unit, we determined that its fair value exceeded its carrying amount by 52%. Key financial assumptions utilized to determine the fair value of the International reporting unit included annual sales growth rates in the range of 3.2% to 4.4% and a 10.5% discount rate. For the Computer Products Group reporting unit we determined that its fair value exceeded its carrying amount by 33%. Key financial assumptions utilized to determine the fair value of the Computer Products Group reporting unit included annual sales growth rates in the range of (3.5)% to 2.5% and a 10.0% discount rate.

A considerable amount of management judgment and assumptions are required in performing the impairment tests, principally in determining the fair value of each reporting unit and the indefinite lived intangible assets. While we believe our judgments and assumptions are reasonable, different assumptions could change the estimated fair values and, therefore, impairment charges could be required. Significant negative industry or economic trends, disruptions to our business, loss of significant customers, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in the use of the assets or in entity structure and divestitures may adversely impact the assumptions used in the valuations and ultimately result in future impairment charges.

Identifiable Intangibles

We test indefinite-lived intangibles for impairment at least annually and on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. We performed this annual assessment in the second quarter of 2014 and concluded that no impairment exists. However, due to the recent acquisition of Mead C&OP, the fair values of certain indefinite-lived trade names are not substantially above their carrying values.

The gross carrying value and accumulated amortization by class of identifiable intangible assets as of December 31, 2014 and 2013 were as follows:

	December 31, 2014				December 31, 2013
(in millions of dollars)	Gross Carrying Amounts	Accumulated Amortization		Net Book Value	Gross Carrying Amounts	Accumulated Amortization		Net Book Value
Indefinite-lived intangible assets:
Trade names	$499.4	$(44.5)	(1)	$454.9	$510.5	$(44.5)	(1)	$466.0
Amortizable intangible assets:
Trade names	127.7	(55.5)		72.2	131.3	(47.5)		83.8
Customer and contractual relationships	100.4	(57.2)		43.2	102.7	(46.4)		56.3
Patents/proprietary technology	10.2	(9.1)		1.1	10.3	(9.4)		0.9
Subtotal	238.3	(121.8)		116.5	244.3	(103.3)		141.0
Total identifiable intangibles	$737.7	$(166.3)		$571.4	$754.8	$(147.8)		$607.0

(1)	Accumulated amortization prior to the adoption of authoritative guidance on goodwill and other intangible assets, at which time further amortization ceased.

The Company’s intangible amortization was $22.2 million, $24.7 million and $19.9 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Estimated amortization expense for amortizable intangible assets for the next five years is as follows:

(in millions of dollars)	2015	2016	2017	2018	2019
Estimated amortization expense	$19.8	$17.4	$14.2	$12.0	$9.9

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Actual amounts of amortization expense may differ from estimated amounts due to changes in foreign currency exchange rates, additional intangible asset acquisitions, impairment of intangible assets, accelerated amortization of intangible assets and other events.

10. Restructuring

During the fourth quarter of 2014, we committed to certain restructuring actions which further enhance our ongoing efforts to centralize, control and streamline our global and regional operational, supply chain and administrative functions. These plans were primarily associated with our North American school, office and computer products workforce. The associated actions will be substantially completed during the first half of 2015.

During the fourth quarter of 2013, in light of current economic and industry conditions and in anticipation of an uncertain demand environment as well as the expected impact of industry consolidation in 2014, we committed to restructuring actions that were primarily focused on streamlining our North American school, office and computer products workforce, impacting all operational, supply chain and administrative functions. These efforts were substantially completed in 2014.

Also in 2013, we committed to incremental cost savings plans intended to improve the efficiency and effectiveness of our businesses. These plans relate to cost-reduction initiatives within our North America and International segments, and were primarily associated with post-merger integration activities of the North American operations following the Merger and changes in the European business model and manufacturing footprint. The most significant of these plans was finalized during the second quarter of 2013, and related to the closure of our Brampton, Canada distribution and manufacturing facility and relocation of its activities to other facilities within the Company.

In 2012, we initiated cost savings plans related to the consolidation and integration of our then recently acquired Mead C&OP business. The most significant of these plans related to our dated goods business and included closure of a manufacturing and distribution facility in East Texas, Pennsylvania and relocation of its activities to other facilities within the Company, which was completed during the second quarter of 2013. We also committed to certain cost savings plans that were expected to improve the efficiency and effectiveness of our U.S. and European businesses, which were independent of any plans related to our acquisition of Mead C&OP.

For the years ended December 31, 2014, 2013 and 2012, we recorded restructuring charges of $5.5 million, $30.1 million and $24.3 million, respectively.

A summary of the activity in the restructuring accounts and a reconciliation of the liability for the year ended December 31, 2014 was as follows:

(in millions of dollars)	Balance at December 31, 2013	Provision	Cash Expenditures	Non-cash Items/ Currency Change	Balance at December 31, 2014
Employee termination costs	$19.1	$4.3	$(15.3)	$(0.3)	$7.8
Termination of lease agreements	1.4	0.5	(1.5)	0.2	0.6
Asset impairments/net loss on disposal of assets resulting from restructuring activities	—	0.6	—	(0.6)	—
Other	—	0.1	(0.1)	—	—
Total restructuring liability	$20.5	$5.5	$(16.9)	$(0.7)	$8.4

Management expects the $7.8 million employee termination costs balance to be substantially paid within the next 12 months. Cash payments associated with lease termination costs of $0.6 million are also expected to be paid within the next 12 months.

The Company's East Texas, Pennsylvania manufacturing and distribution facility was sold during the second quarter of 2014 and generated net cash proceeds of $3.2 million. An immaterial loss was recognized on the sale.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

A summary of the activity in the restructuring accounts and a reconciliation of the liability for the year ended December 31, 2013 was as follows:

(in millions of dollars)	Balance at December 31, 2012	Provision	Cash Expenditures	Non-cash Items/ Currency Change	Balance at December 31, 2013
Employee termination costs	$15.2	26.4	(22.5)	—	$19.1
Termination of lease agreements	0.2	1.9	(0.7)	—	1.4
Asset impairments/net loss on disposal of assets resulting from restructuring activities	—	1.2	0.5	(1.7)	—
Other	—	0.6	(0.6)	—	—
Total restructuring liability	$15.4	$30.1	$(23.3)	$(1.7)	$20.5

Not included in the restructuring table above is a $2.5 million net gain on the sale of the Company's Ireland distribution facility. The sale, which occurred during the second quarter of 2013, generated net cash proceeds of $3.8 million. The gain on sale was recognized in the Consolidated Statements of Income in SG&A.

A summary of the activity in the restructuring accounts and a reconciliation of the liability for the year ended December 31, 2012 was as follows:

(in millions of dollars)	Balance at December 31, 2011	Provision/Income	Cash Expenditures	Non-cash Items/ Currency Change	Balance at December 31, 2012
Employee termination costs	0.3	24.0	(9.2)	0.1	$15.2
Termination of lease agreements	0.7	(0.1)	(0.4)	—	0.2
Asset impairments/net loss on disposal of assets resulting from restructuring activities	0.2	0.3	(0.3)	(0.2)	—
Other	—	0.1	(0.1)	—	—
Total restructuring liability	$1.2	$24.3	$(10.0)	$(0.1)	$15.4

Not included in the restructuring table above is a $0.1 million net gain on the sale of a manufacturing facility and certain assets in the U.K. The sale, which occurred during the second quarter of 2012, generated net cash proceeds of $2.7 million. The gain on sale was recognized in the Consolidated Statements of Income in SG&A.

11. Income Taxes

The components of income (loss) before income taxes from continuing operations were as follows:

(in millions of dollars)	2014	2013	2012
Domestic operations	$43.5	$1.8	$(94.9)
Foreign operations	93.5	89.9	90.5
Total	$137.0	$91.7	$(4.4)

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The reconciliation of income taxes computed at the U.S. federal statutory income tax rate of 35% to our effective income tax rate for continuing operations was as follows:

(in millions of dollars)	2014	2013	2012
Income tax at U.S. statutory rate of 35%	$47.9	$32.1	$(1.5)
State, local and other tax, net of federal benefit	2.1	(1.4)	(0.6)
U.S. effect of foreign dividends and earnings	7.4	7.5	23.7
Unrealized foreign currency loss on intercompany debt	(3.0)	(3.5)	(7.7)
Foreign income taxed at a lower effective rate	(8.6)	(6.4)	(7.2)
Expiration of tax credits	11.7	—	—
Decrease in valuation allowance	(11.5)	(11.6)	(145.1)
U.S. effect of capital gain	—	—	11.0
Correction of deferred tax error	—	(3.1)	0.8
Change in prior year tax estimates and other	(0.6)	0.8	5.2
Income taxes as reported	$45.4	$14.4	$(121.4)
Effective tax rate	33.1%	15.7%	NM

For 2014, we recorded an income tax expense from continuing operations of $45.4 million on income before taxes of $137.0 million. The effective rate for 2014 of 33.1% is less than the U.S. statutory income tax rate primarily due to earnings from foreign jurisdictions, which are taxed at a lower rate. In 2014, the Foreign Tax Credit Carryover from 2005 in the amount of $11.7 million expired; the valuation allowance on the carryover was also removed. These items netted together did not affect income tax expense.

For 2013, we recorded an income tax expense from continuing operations of $14.4 million on income before taxes of $91.7 million. Included in the results for 2013 is an out-of-period adjustment of $3.1 million made to correct an error related to the estimate of the tax benefit for certain equity compensation grants exercised during 2012. The Company determined that the impact of the error was not significant to the current or prior period, and accordingly, a restatement of the prior period tax expense was not deemed to be necessary. The low effective rate for 2013 of 15.7% is primarily due to the net tax benefit from the release of foreign valuation allowances of $11.6 million and earnings from foreign jurisdictions which are taxed at a lower rate.

We continually review the need for establishing or releasing valuation allowances on our deferred tax attributes. In 2014, the company had a net tax expense from the release and generation of valuation allowances in U.S. state jurisdictions and certain foreign jurisdictions in the amount of $0.2 million. In 2013, the company had a net tax benefit from the release and generation of valuation allowances in certain foreign jurisdictions in the amount of $11.6 million due to there being sufficient evidence in the form of future taxable income in those jurisdictions. Following the Merger in the second quarter of 2012, the Company analyzed its need for maintaining valuation reserves against the expected U.S. future tax benefits. Based on that analysis the Company determined that as of June 30, 2012 there existed sufficient evidence in the form of future taxable income from the combined operations to release $126.1 million of the valuation allowance that had been previously recorded against the U.S. deferred income tax assets. Also in 2012, valuation allowances in the amount of $19.0 million were released in certain foreign jurisdictions. The resulting U.S. deferred tax assets are comprised principally of net operating loss carryforwards that are expected to be fully realized within the expiration period and other temporary differences.

For 2012, we recorded an income tax benefit from continuing operations of $121.4 million on a loss before taxes of $4.4 million. The tax benefit for 2012 was primarily due to the $145.1 million release of valuation allowances.

The effective tax rates for discontinued operations were 35.0% and 25.6% in 2013 and 2012, respectively.

The U.S. federal statute of limitations remains open for the year 2011 and forward. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from 2 to 5 years. Years still open to examination by foreign tax authorities in major jurisdictions include Australia (2010 forward), Brazil (2009 forward), Canada (2007 forward) and the U.K. (2011 forward). We are currently under examination in various foreign jurisdictions.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The components of the income tax expense (benefit) from continuing operations were as follows:

(in millions of dollars)	2014	2013	2012
Current expense
Federal and other	$1.6	$0.8	$6.0
Foreign	23.2	25.3	27.1
Total current income tax expense	24.8	26.1	33.1
Deferred expense (benefit)
Federal and other	15.4	(2.8)	(129.5)
Foreign	5.2	(8.9)	(25.0)
Total deferred income tax expense (benefit)	20.6	(11.7)	(154.5)
Total income tax expense (benefit)	$45.4	$14.4	$(121.4)

The components of deferred tax assets (liabilities) were as follows:

(in millions of dollars)	2014	2013(1)
Deferred tax assets
Compensation and benefits	$20.4	$23.8
Pension	32.0	19.1
Inventory	7.1	2.6
Other reserves	19.8	20.3
Accounts receivable	7.6	7.4
Foreign tax credit carryforwards	11.9	20.5
Net operating loss carryforwards	87.5	114.6
Unrealized foreign currency loss on intercompany debt	3.2	0.1
Other	8.8	6.9
Gross deferred income tax assets	198.3	215.3
Valuation allowance	(23.9)	(33.0)
Net deferred tax assets	174.4	182.3
Deferred tax liabilities
Depreciation	(19.1)	(21.1)
Identifiable intangibles	(256.6)	(259.5)
Gross deferred tax liabilities	(275.7)	(280.6)
Net deferred tax liabilities	$(101.3)	$(98.3)

(1) Certain adjustments to the classifications of deferred tax balances at December 31, 2013 were made to conform to current year classifications. The adjustments do not impact the total net deferred tax liability.

Deferred income taxes are not provided on certain undistributed earnings of foreign subsidiaries that are expected to be permanently reinvested in those companies, which aggregate to approximately $565 million and $549 million as of December 31, 2014 and at 2013, respectively. If these amounts were distributed to the U.S., in the form of a dividend or otherwise, we would be subject to additional U.S. income taxes. Determination of the amount of unrecognized deferred income tax liabilities on these earnings is not practicable.

As of December 31, 2014, $257.5 million of net operating loss carryforwards are available to reduce future taxable income of domestic and international companies. These loss carryforwards expire in the years 2015 through 2031 or have an unlimited carryover period.

Interest and penalties related to unrecognized tax benefits are recognized within "Income tax expense (benefit)" in the Consolidated Statements of Income. As of December 31, 2014, we have accrued a cumulative amount of $7.0 million for interest and penalties on unrecognized tax benefits.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits were as follows:

(in millions of dollars)	2014	2013	2012
Balance at beginning of year	$52.1	$56.3	$5.5
Additions for tax positions of prior years	3.5	2.4	2.0
Reductions for tax positions of prior years	(4.2)	—	(1.5)
Settlements	—	(0.1)	—
Mead C&OP acquisition	—	—	50.3
Foreign exchange changes	(5.5)	(6.5)	—
Balance at end of year	$45.9	$52.1	$56.3

As of December 31, 2014 the amount of unrecognized tax benefits decreased to $45.9 million, of which $44.2 million would affect our effective tax rate, if recognized. We expect the amount of unrecognized tax benefits to change within the next twelve months, but these changes are not expected to have a significant impact on our results of operations or financial position. None of the positions included in the unrecognized tax benefit relate to tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about such deductibility.

Income Tax Assessment

In connection with our May 1, 2012 acquisition of Mead C&OP we assumed all of the tax liabilities for the acquired foreign operations including Tilibra Produtos de Papelaria Ltda. ("Tilibra"). In December of 2012, the Federal Revenue Department of the Ministry of Finance of Brazil ("FRD") issued a tax assessment (the "Brazilian Tax Assessment") against Tilibra, which challenged the tax deduction of goodwill from Tilibra's taxable income for the year 2007. A second assessment challenging the deduction of goodwill from Tilibra's taxable income for the years 2008, 2009 and 2010 was issued by FRD in October 2013.

Tilibra is disputing both of the tax assessments through established administrative procedures. We believe we have meritorious defenses and intend to vigorously contest these matters; however, there can be no assurances that we will ultimately prevail. We are in the early stages of the process to challenge the FRD's tax assessments, and the ultimate outcome will not be determined until the Brazilian tax appeal process is complete, which is expected to take a number of years. In addition, Tilibra's 2011-2012 tax years remain open and subject to audit, and there can be no assurances that we will not receive additional tax assessments regarding the goodwill for one or both of those years. With respect to the years 2008 to 2012 we have accrued R102.7 million ($38.7 million based on December 31, 2014 exchange rates) of tax, penalties and interest. If the FRD's initial position is ultimately sustained, the amount assessed would materially and adversely affect our cash flow in the year of settlement.

Because there is no settled legal precedent on which to base a definitive opinion as to whether we will ultimately prevail, we consider the outcome of this dispute to be uncertain. Since it is not more likely than not that we will prevail, in the fourth quarter of 2012, we recorded a reserve in the amount of $44.5 million (at December 31, 2012 exchange rates) in consideration of this contingency, of which $43.3 million was recorded as an adjustment to the purchase price and which included the 2008-2012 tax years plus interest and penalties through December 2012. In addition, we will continue to accrue interest related to this contingency until such time as the outcome is known or until evidence is presented that we are more likely than not to prevail. During 2014, 2013 and 2012, we accrued additional interest as a charge to current tax expense of $3.2 million, $1.8 million and $1.2 million, respectively.

12. Earnings per Share

Total outstanding shares as of December 31, 2014 and 2013 were 111.9 million and 113.7 million, respectively. On May 1, 2012 we issued 57.1 million shares of common stock related to the Merger. In 2014, we repurchased and retired 2.8 million shares of common stock, in the third and fourth quarters. The calculation of basic earnings per common share is based on the weighted average number of common shares outstanding in the year, or period, over which they were outstanding. Our calculation of diluted earnings per common share assumes that any common shares outstanding were increased by shares that would be issued upon exercise of those stock units for which the average market price for the period exceeds the exercise price; less, the shares that could have been purchased by us with the related proceeds, including compensation expense measured but not yet recognized, net of tax.

(in millions)	2014	2013	2012
Weighted-average number of common shares outstanding — basic	113.7	113.5	94.1
Stock options	0.1	—	0.1
Stock-settled stock appreciation rights	0.6	0.9	0.9
Restricted stock units	1.9	1.3	1.0
Adjusted weighted-average shares and assumed conversions — diluted	116.3	115.7	96.1

Awards of shares representing approximately 4.3 million, 4.9 million and 5.4 million as of December 31, 2014, 2013 and 2012, respectively, of potentially dilutive shares of common stock were outstanding and are not included in the computation of dilutive earnings per share as their effect would have been anti-dilutive because their exercise prices were higher than the average market price during the period.

13. Derivative Financial Instruments

We are exposed to various market risks, including changes in foreign currency exchange rates and interest rate changes. We enter into financial instruments to manage and reduce the impact of these risks, not for trading or speculative purposes. The counterparties to these financial instruments are major financial institutions. We continually monitor our foreign currency exposures in order to maximize the overall effectiveness of our foreign currency hedge positions. Principal currencies hedged include the U.S. dollar, Euro, Australian dollar, Canadian dollar, British pound and Japanese yen. We are subject to credit risk, which relates to the ability of counterparties to meet their contractual payment obligations or the potential non-performance by counterparties to financial instrument contracts. Management continues to monitor the status of our counterparties and will take action, as appropriate, to further manage our counterparty credit risk. There are no credit contingency features in our derivative financial instruments.

When hedge accounting is applicable, the date in which we enter into a derivative, the derivative is designated as a hedge of the identified exposure. We measure the effectiveness of our hedging relationships both at hedge inception and on an ongoing basis.

Forward Currency Contracts

We enter into forward foreign currency contracts to reduce the effect of fluctuating foreign currencies, primarily on foreign denominated inventory purchases and intercompany loans. The majority of the Company’s exposure to local currency movements is in Europe, Brazil, Canada, Australia, Mexico and Japan.

Forward currency contracts are used to hedge foreign denominated inventory purchases for Europe, Canada, Australia, and Japan and are designated as cash flow hedges. Unrealized gains and losses on these contracts for inventory purchases are deferred in other comprehensive income (loss) until the contracts are settled and the underlying hedged transactions are recognized, at which time the deferred gains or losses will be reported in the "Cost of products sold" line in the Consolidated Statements of Income. As of December 31, 2014 and 2013, the Company had cash flow designated foreign exchange contracts outstanding with a U.S. dollar equivalent notional value of $68.4 million and $88.7 million, respectively.

Forward currency contracts used to hedge foreign denominated intercompany loans are not designated as hedging instruments. Gains and losses on these derivative instruments are recognized within "Other expense, net" in the Consolidated Statements of Income and are largely offset by the changes in the fair value of the hedged item. The periods of the forward foreign exchange contracts correspond to the periods of the hedged transactions, and do not extend beyond 2015. As of December 31, 2014 and

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

2013, we have undesignated foreign exchange contracts outstanding with a U.S. dollar equivalent notional value of $55.8 million and $55.5 million, respectively.

The following table summarizes the fair value of our derivative financial instruments as of December 31, 2014 and 2013:

	Fair Value of Derivative Instruments
	Derivative Assets			Derivative Liabilities
(in millions of dollars)	Balance Sheet Location	December 31, 2014	December 31, 2013	Balance Sheet Location	December 31, 2014	December 31, 2013
Derivatives designated as hedging instruments:
Foreign exchange contracts	Other current assets	$4.6	$1.4	Other current liabilities	$0.1	$0.8
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current assets	0.1	0.4	Other current liabilities	0.4	0.1
Total derivatives		$4.7	$1.8		$0.5	$0.9

The following tables summarizes the pre-tax effect of the Company’s derivative financial instruments on the Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012:

	The Effect of Derivative Instruments in Cash Flow Hedging Relationships on the Consolidated Statements of Income for the Years Ended December 31,
	Amount of Gain (Loss) Recognized in OCI (Effective Portion)			Location of (Gain) Loss Reclassified from OCI to Income	Amount of (Gain) Loss Reclassified from AOCI to Income (Effective Portion)
(in millions of dollars)	2014	2013	2012		2014	2013	2012
Cash flow hedges:
Foreign exchange contracts	$6.9	$3.7	$(0.2)	Cost of products sold	$(3.5)	$(3.4)	$(1.9)

	The Effect of Derivatives Not Designated as Hedging Instruments on the Consolidated Statements of Income
	Location of (Gain) Loss Recognized in Income on Derivatives	Amount of (Gain) Loss Recognized in Income year ended December 31,
(in millions of dollars)		2014	2013	2012
Foreign exchange contracts	Other expense, net	$1.3	$(0.6)	$2.3

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

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

We have determined that our financial assets and liabilities described in "Note 13. Derivative Financial Instruments" are Level 2 in the fair value hierarchy. The following table sets forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2014 and 2013:

(in millions of dollars)	December 31, 2014	December 31, 2013
Assets:
Forward currency contracts	$4.7	$1.8
Liabilities:
Forward currency contracts	$0.5	$0.9

Our forward currency contracts are included in "Other current assets" or "Other current liabilities" and mature within 12 months. The forward foreign currency exchange contracts are primarily valued based on the foreign currency spot and forward rates quoted by the banks or foreign currency dealers. As such, these derivative instruments are classified within Level 2.

The fair values of cash and cash equivalents, notes payable to banks, accounts receivable and accounts payable approximate carrying amounts due principally to their short maturities. The carrying amount of total debt was $800.7 million and $920.9 million and the estimated fair value of total debt was $831.9 million and $912.2 million as of December 31, 2014 and 2013, respectively. The fair values are determined from quoted market prices, where available, and from investment bankers using current interest rates considering credit ratings and the remaining terms of maturity.

15. Accumulated Other Comprehensive Income (Loss)

Comprehensive income is defined as net income (loss) and other changes in stockholders’ equity from transactions and other events from sources other than stockholders. The components of, and changes in, accumulated other comprehensive income (loss) were as follows:

(in millions of dollars)	Derivative Financial Instruments	Foreign Currency Adjustments	Unrecognized Pension and Other Post-retirement Benefit Costs	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2012	$0.1	$(28.0)	$(128.2)	$(156.1)
Other comprehensive income (loss) before reclassifications, net of tax	2.6	(61.6)	24.4	(34.6)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	(2.4)	—	7.5	5.1
Balance at December 31, 2013	0.3	(89.6)	(96.3)	(185.6)
Other comprehensive income (loss) before reclassifications, net of tax	4.9	(76.4)	(37.1)	(108.6)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	(2.5)	—	4.1	1.6
Balance at December 31, 2014	$2.7	$(166.0)	$(129.3)	$(292.6)

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The reclassifications out of accumulated other comprehensive income (loss) for the year ended December 31, 2014 were as follows:

	Year Ended December 31,
(in millions of dollars)	2014	2013
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Location on Income Statement
Gain on cash flow hedges:
Foreign exchange contracts	$(3.5)	$(3.4)	Cost of products sold
Total before tax	(3.5)	(3.4)
Tax benefit	1.0	1.0	Income tax expense (benefit)
Net of tax	$(2.5)	$(2.4)
Defined benefit plan items:
Amortization of actuarial loss	$6.0	$11.4	(1)
Amortization of prior service cost	0.3	0.1	(1)
Total before tax	6.3	11.5
Tax expense	(2.2)	$(4.0)	Income tax expense (benefit)
Net of tax	$4.1	$7.5

Total reclassifications for the period, net of tax	$1.6	$5.1

(1)
This accumulated other comprehensive income component is included in the computation of net periodic benefit cost (income)for pension and post-retirement plans (See "Note 5. Pension and Other Retiree Benefits" for additional details).

16. Information on Business Segments

ACCO Brands is organized into three business segments: ACCO Brands North America, ACCO Brands International and Computer Products Group. Our three business segments are described below.

ACCO Brands North America and ACCO Brands International

ACCO Brands North America and ACCO Brands International manufacture, source and sell traditional office products, school supplies and calendar products. ACCO Brands North America comprises the U.S. and Canada, and ACCO Brands International comprises the rest of the world, primarily Northern Europe, Australia, Brazil and Mexico.

Our office, school and calendar product lines use name brands such as: AT-A-GLANCE®, Day-Timer®, Five Star®, GBC®, Hilroy®, Marbig, Mead®, NOBO, Quartet®, Rexel, Swingline®, Tilibra®, Wilson Jones® and many others. Products and brands are not confined to one channel or product category and are sold based on end-user preference in each geographic location.

The majority of our office products, such as stapling, binding and laminating equipment and related consumable supplies, shredders and whiteboards, are used by businesses. Most of these end-users purchase their products from our customers, which include traditional office resellers, wholesalers and other retailers, including on-line retailers. We also supply some of our products directly to large commercial and industrial end-users, and provide business machine maintenance and certain repair services. We also supply private label products within the office products sector.

Our school products include notebooks, folders, decorative calendars, and stationery products. We distribute our school products primarily through mass merchandisers, and other retailers, such as grocery, drug and office superstores as well as on-line retailers. We also supply private label products within the school products sector.

Our calendar products are sold throughout all channels where we sell office or school products, as well as directly to consumers both on-line and through direct mail.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The customer base to which we sell our products is primarily made up of large global and regional resellers of our products including traditional office supply resellers, wholesalers and other retailers, including on-line retailers. Mass merchandisers and retail channels primarily sell to individual consumers but also to small businesses. We also sell to commercial contract dealers, wholesalers, distributors and independent dealers who primarily serve business end-users. Over half of our product sales by our customers are to business end-users, who generally seek premium products that have added value or ease-of-use features and a reputation for reliability, performance and professional appearance. Some of our binding and laminating equipment products are sold directly to high-volume end-users and commercial reprographic centers. We also sell calendar and computer products directly to consumers.

Computer Products Group

Our Computer Products Group designs, sources, distributes, markets and sells accessories for laptop and desktop computers and tablets. These accessories primarily include security products, input devices such as mice, laptop computer carrying cases, hubs, docking stations, power adapters, tablet accessories and charging racks and ergonomic devices. We sell these products mostly under the Kensington®, Microsaver® and ClickSafe® brand names, with the majority of revenue coming from the U.S. and Northern Europe. Our computer products are manufactured by third-party suppliers, principally in Asia, and distributed from our regional facilities. Our computer products are sold primarily to consumer electronics retailers, information technology value-added resellers, original equipment manufacturers, office products retailers, as well as directly to consumers on-line.

Net sales by business segment for the years ended December 31, 2014, 2013 and 2012 were as follows:

(in millions of dollars)	2014	2013	2012
ACCO Brands North America	$1,006.0	$1,041.4	$1,028.2
ACCO Brands International	546.9	566.6	551.2
Computer Products Group	136.3	157.1	179.1
Net sales	$1,689.2	$1,765.1	$1,758.5

Operating income by business segment for the years ended December 31, 2014, 2013 and 2012 were as follows(a):

(in millions of dollars)	2014	2013	2012
ACCO Brands North America	$140.7	$98.2	$86.2
ACCO Brands International	62.9	66.5	62.0
Computer Products Group	8.2	13.7	35.9
Segment operating income	211.8	178.4	184.1
Corporate	(38.2)	(32.6)	(44.8)
Operating income	173.6	145.8	139.3
Interest expense	49.5	59.0	91.3
Interest income	(5.6)	(4.3)	(2.0)
Equity in earnings of joint ventures	(8.1)	(8.2)	(6.9)
Other expense, net	0.8	7.6	61.3
Income (loss) from continuing operations before income tax	$137.0	$91.7	$(4.4)

(a)
Operating income as presented in the segment table above is defined as i) net sales; ii) less cost of products sold; iii) less advertising, selling, general and administrative expenses; iv) less amortization of intangibles; and v) less restructuring charges.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The following table presents the measure of segment assets used by the Company’s chief operating decision maker.

	December 31,
(in millions of dollars)	2014	2013
ACCO Brands North America(b)	$433.7	$465.4
ACCO Brands International(b)	429.7	464.1
Computer Products Group(b)	62.4	88.1
Total segment assets	925.8	1,017.6
Unallocated assets	1,299.2	1,364.3
Corporate(b)	1.4	1.0
Total assets	$2,226.4	$2,382.9

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

	December 31,
(in millions of dollars)	2014	2013
ACCO Brands North America(c)	$1,272.4	$1,332.0
ACCO Brands International(c)	692.7	758.4
Computer Products Group(c)	77.0	102.4
Total segment assets	2,042.1	2,192.8
Unallocated assets	182.9	189.1
Corporate(c)	1.4	1.0
Total assets	$2,226.4	$2,382.9

(c)	Represents total assets, excluding: intercompany balances, cash, deferred taxes, prepaid pension assets, prepaid debt issuance costs and joint ventures accounted for on an equity basis.

Property, plant and equipment, net by geographic region were as follows:

	December 31,
(in millions of dollars)	2014	2013
U.S.	$122.0	$134.4
Brazil	49.3	54.7
U.K.	34.1	30.5
Australia	12.0	13.7
Other countries	18.1	20.0
Property, plant and equipment, net	$235.5	$253.3

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Net sales by geographic region for the years ended December 31, 2014, 2013 and 2012 were as follows(d):

(in millions of dollars)	2014	2013	2012
U.S.	$921.0	$955.5	$959.2
Brazil	154.0	157.2	118.9
Canada	150.6	159.7	160.8
Netherlands	130.2	130.2	45.9
Australia	108.5	119.8	133.4
U.K.	89.1	101.3	98.0
Mexico	58.8	58.9	59.2
Other countries	77.0	82.5	183.1
Net sales	$1,689.2	$1,765.1	$1,758.5

(d)	Net sales are attributed to geographic areas based on the location of the selling company.

Top Customers

Net sales to our five largest customers totaled $706.0 million, $680.5 million and $716.2 million in the years ended December 31, 2014, 2013 and 2012, respectively. Net sales to Staples, our largest customer, were $224.1 million (13%), $229.5 million (13%) and $236.3 million (13%) in the years ended December 31, 2014, 2013 and 2012, respectively. Net sales to Office Depot, our second largest customer, were $190.9 million (11%) for the year ended December 31, 2014. Sales to no other customer exceeded 10% of net sales for any of the last three years.

A significant percentage of our sales are to customers engaged in the office products resale industry. Concentration of credit risk with respect to trade accounts receivable is partially mitigated because a large number of geographically diverse customers make up each operating company's domestic and international customer base, thus spreading the credit risk. As of December 31, 2014 and 2013, our top five trade account receivables totaled $144.2 million and $194.0 million, respectively.

17. Joint Venture Investment

Summarized below is aggregated financial information for the Company’s joint venture, which is accounted for under the equity method. Accordingly, we record our proportionate share of earnings or losses on the line entitled "Equity in earnings of joint ventures" in the Consolidated Statements of Income. Our share of the net assets of the joint venture is included within "Other non-current assets" in the Consolidated Balance Sheets.

	Year Ended December 31,
(in millions of dollars)	2014	2013	2012
Net sales	$121.4	$105.4	$116.6
Gross profit	48.2	44.8	47.9
Operating income	23.6	23.0	24.7
Net income	16.4	16.4	17.3

	December 31,
(in millions of dollars)	2014	2013
Current assets	$83.4	$71.8
Non-current assets	47.3	32.5
Current liabilities	40.7	32.1
Non-current liabilities	22.0	4.9

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

18. Commitments and Contingencies

Pending Litigation

In connection with our May 1, 2012 acquisition of Mead C&OP we assumed all of the tax liabilities for the acquired foreign operations including Tilibra Produtos de Papelaria Ltda. ("Tilibra"). See "Note 11. Income Taxes - Income Tax Assessment" for details on tax assessments issued by the FRD against Tilibra, which challenged the tax deduction of goodwill from Tilibra's taxable income for the years 2007 through 2010.

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

Lease Commitments

Future minimum rental payments for all non-cancelable operating leases (reduced by minor amounts from subleases) as of December 31, 2014 were as follows:

(in millions of dollars)
2015	$23.0
2016	20.0
2017	16.3
2018	14.0
2019	12.9
Thereafter	35.0
Total minimum rental payments	$121.2
Less minimum rentals to be received under non-cancelable subleases	5.3
$115.9

Total rental expense reported in our Consolidated Statements of Income for all non-cancelable operating leases (reduced by minor amounts for subleases) amounted to $23.1 million, $25.3 million and $22.3 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Unconditional Purchase Commitments

Future minimum payments under unconditional purchase commitments, primarily for inventory purchase commitments as of December 31, 2014 were as follows:

(in millions of dollars)
2015	$74.0
2016	10.7
2017	10.5
2018	2.4
2019	—
Thereafter	—
Total unconditional purchase commitments	$97.6

Environmental

We are subject to federal, state and local laws and regulations concerning the discharge of materials into the environment and the handling, disposal and clean-up of waste materials and otherwise relating to the protection of the environment. It is not possible to quantify with certainty the potential impact of actions regarding environmental matters, particularly remediation and

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

other compliance efforts that we may undertake in the future. In the opinion of our management, compliance with the present environmental protection laws, before taking into account estimated recoveries from third parties, will not have a material adverse effect upon our capital expenditures, financial condition or results of operations.

19. Discontinued Operations

Included in discontinued operations are residual costs of our commercial print finishing business, which was sold in 2009. In association with ongoing legal disputes related to this business, we recorded expenses of $0.2 million and $2.0 million, during 2013 and 2012, respectively.

The operating results and financial position of discontinued operations were as follows:

(in millions, except per share data)	2014	2013	2012
Operating Results:
Loss on sale before income taxes	—	(0.3)	(2.1)
Income tax benefit	—	(0.1)	(0.5)
Loss from discontinued operations	$—	$(0.2)	$(1.6)
Per share:
Basic loss from discontinued operations	$—	$—	$(0.02)
Diluted loss from discontinued operations	$—	$—	$(0.02)

Litigation-related accruals of $1.2 million for discontinued operations, which were included in the line "Other current liabilities" as of December 31, 2013 have been settled in 2014.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

20. Quarterly Financial Information (Unaudited)
The following is an analysis of certain items in the Consolidated Statements of Income by quarter for 2014 and 2013:

(in millions of dollars, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2014
Net sales(1)	$329.4	$427.7	$472.2	$459.9
Gross profit	88.5	131.2	153.3	156.9
Operating income (loss)	(0.6)	43.9	61.8	68.5
Income (loss) from continuing operations	(7.8)	21.3	34.2	43.9
Loss from discontinued operations, net of income taxes	—	—	—	—
Net income (loss)	$(7.8)	$21.3	$34.2	$43.9
Basic income (loss) per share:
Income (loss) from continuing operations(2)	$(0.07)	$0.19	$0.30	$0.39
Loss from discontinued operations(2)	$—	$—	$—	$—
Net income (loss)(2)	$(0.07)	$0.19	$0.30	$0.39
Diluted income (loss) per share:
Income (loss) from continuing operations(2)	$(0.07)	$0.18	$0.29	$0.38
Loss from discontinued operations(2)	$—	$—	$—	$—
Net income (loss)(2)	$(0.07)	$0.18	$0.29	$0.38
2013
Net sales(1)	$352.0	$440.2	$469.2	$503.7
Gross profit	97.2	138.3	142.3	170.1
Operating income (loss)	(9.2)	37.9	50.3	66.8
Income (loss) from continuing operations	(8.9)	9.5	26.4	50.3
Loss from discontinued operations, net of income taxes	(0.1)	—	—	(0.1)
Net income (loss)	$(9.0)	$9.5	$26.4	$50.2
Basic income (loss) per share:
Income (loss) from continuing operations(2)	$(0.08)	$0.08	$0.23	$0.44
Loss from discontinued operations(2)	$—	$—	$—	$—
Net income (loss)(2)	$(0.08)	$0.08	$0.23	$0.44
Diluted income (loss) per share:
Income (loss) from continuing operations(2)	$(0.08)	$0.08	$0.23	$0.43
Loss from discontinued operations(2)	$—	$—	$—	$—
Net income (loss)(2)	$(0.08)	$0.08	$0.23	$0.43

(1)
Historically, our business has experienced higher sales in the third and fourth quarters of the calendar year. Two principal factors contribute to this seasonality: (1) the office products industry, its customers and ACCO Brands specifically are major suppliers of products related to the "back-to-school" season, which occurs principally from June through September for our North American business and from November through February for our Australian and Brazilian businesses; and (2) several products we sell lend themselves to calendar year-end purchase timing, including AT-A-GLANCE® and Day-Timer® planners, paper organization and storage products (including bindery) and Kensington computer accessories, which have higher sales in the fourth quarter driven by traditionally strong fourth-quarter sales of personal computers and tablets.

(2)
The sum of the quarterly earnings per share amounts may not equal the total for the year due to the effects of rounding and dilution as a result of issuing common shares and repurchasing of common shares during the year.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

21. Condensed Consolidated Financial Information

Certain of the Company’s 100% owned domestic subsidiaries are required to jointly and severally, fully and unconditionally guarantee the 6.75% Senior Unsecured Notes that are due in the year 2020. Rather than filing separate financial statements for each guarantor subsidiary with the Securities and Exchange Commission, the Company has elected to present the following condensed consolidating financial statements, which detail the results of operations for the years ended December 31, 2014, 2013 and 2012, cash flows for the years ended December 31, 2014, 2013 and 2012 and financial position as of December 31, 2014 and 2013 of the Company and its guarantor and non-guarantor subsidiaries (in each case carrying investments under the equity method), and the eliminations necessary to arrive at the reported amounts included in the condensed consolidated financial statements of the Company.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Condensed Consolidating Balance Sheets

	December 31, 2014
(in millions of dollars)	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$9.7	$0.1	$43.4	$—	$53.2
Accounts receivable, net	—	156.1	264.4	—	420.5
Inventories	—	129.9	100.0	—	229.9
Receivables from affiliates	4.8	302.7	68.0	(375.5)	—
Deferred income taxes	27.2	—	12.2	—	39.4
Other current assets	1.4	15.1	19.3	—	35.8
Total current assets	43.1	603.9	507.3	(375.5)	778.8
Property, plant and equipment, net	4.2	117.8	113.5	—	235.5
Deferred income taxes	0.9	—	30.8	—	31.7
Goodwill	—	330.9	214.0	—	544.9
Identifiable intangibles, net	57.5	397.9	116.0	—	571.4
Other non-current assets	15.2	1.0	47.9	—	64.1
Investment in, long term receivable from affiliates	1,680.0	890.8	441.0	(3,011.8)	—
Total assets	$1,800.9	$2,342.3	$1,470.5	$(3,387.3)	$2,226.4
Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable	$—	$—	$0.8	—	$0.8
Current portion of long-term debt	0.7	0.1	—	—	0.8
Accounts payable	—	84.8	74.3	—	159.1
Accrued compensation	3.3	20.1	13.2	—	36.6
Accrued customer programs liabilities	—	60.1	51.7	—	111.8
Accrued interest	6.5	—	—	—	6.5
Other current liabilities	1.9	31.0	46.9	—	79.8
Payables to affiliates	5.6	214.1	240.5	(460.2)	—
Total current liabilities	18.0	410.2	427.4	(460.2)	395.4
Long-term debt	799.0	—	—	—	799.0
Long-term notes payable to affiliates	178.2	26.7	31.2	(236.1)	—
Deferred income taxes	120.0	—	52.2	—	172.2
Pension and post-retirement benefit obligations	1.5	52.3	46.7	—	100.5
Other non-current liabilities	3.2	19.9	55.2	—	78.3
Total liabilities	1,119.9	509.1	612.7	(696.3)	1,545.4
Stockholders’ equity:
Common stock	1.1	448.0	247.0	(695.0)	1.1
Treasury stock	(5.9)	—	—	—	(5.9)
Paid-in capital	2,031.5	1,551.1	743.0	(2,294.1)	2,031.5
Accumulated other comprehensive loss	(292.6)	(65.2)	(183.0)	248.2	(292.6)
(Accumulated deficit) retained earnings	(1,053.1)	(100.7)	50.8	49.9	(1,053.1)
Total stockholders’ equity	681.0	1,833.2	857.8	(2,691.0)	681.0
Total liabilities and stockholders’ equity	$1,800.9	$2,342.3	$1,470.5	$(3,387.3)	$2,226.4

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

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Condensed Consolidating Statement of Comprehensive Income

	Year Ended December 31, 2014
(in millions of dollars)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$969.2	$772.0	$(52.0)	$1,689.2
Cost of products sold	—	673.4	537.9	(52.0)	1,159.3
Gross profit	—	295.8	234.1	—	529.9
Advertising, selling, general and administrative expenses	45.4	157.1	126.1	—	328.6
Amortization of intangibles	0.1	17.7	4.4	—	22.2
Restructuring charges	—	4.6	0.9	—	5.5
Operating (loss) income	(45.5)	116.4	102.7	—	173.6
(Income) expense from affiliates	(1.5)	(20.7)	22.2	—	—
Interest expense	49.9	—	(0.4)	—	49.5
Interest income	—	(0.1)	(5.5)	—	(5.6)
Equity in earnings of joint ventures	—	—	(8.1)	—	(8.1)
Other expense (income), net	0.4	(0.7)	1.1	—	0.8
Income (loss) from continuing operations before income taxes and earnings of wholly owned subsidiaries	(94.3)	137.9	93.4	—	137.0
Income tax expense	18.2	—	27.2	—	45.4
(Loss) income from continuing operations	(112.5)	137.9	66.2	—	91.6
Loss from discontinued operations, net of income taxes	—	—	—	—	—
Income (loss) before earnings of wholly owned subsidiaries	(112.5)	137.9	66.2	—	91.6
Earnings of wholly owned subsidiaries	204.1	62.7	—	(266.8)	—
Net income	$91.6	$200.6	$66.2	$(266.8)	$91.6
Comprehensive (loss) income	$(15.4)	$181.0	$(17.1)	$(163.9)	$(15.4)

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Condensed Consolidating Statement of Comprehensive Income

	Year Ended December 31, 2013
(in millions of dollars)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$971.2	$814.0	$(20.1)	$1,765.1
Cost of products sold	—	669.8	567.5	(20.1)	1,217.2
Gross profit	—	301.4	246.5	—	547.9
Advertising, selling, general and administrative expenses	40.6	183.5	123.2	—	347.3
Amortization of intangibles	0.1	19.7	4.9	—	24.7
Restructuring charges	0.5	14.3	15.3	—	30.1
Operating income (loss)	(41.2)	83.9	103.1	—	145.8
Expense (income) from affiliates	(1.5)	(21.7)	23.2	—	—
Interest expense	58.6	—	0.4	—	59.0
Interest income	—	(0.1)	(4.2)	—	(4.3)
Equity in earnings of joint ventures	—	—	(8.2)	—	(8.2)
Other expense, net	4.8	0.8	2.0	—	7.6
Income (loss) from continuing operations before income taxes and earnings of wholly owned subsidiaries	(103.1)	104.9	89.9	—	91.7
Income tax expense (benefit)	(1.5)	—	15.9	—	14.4
Income (loss) from continuing operations	(101.6)	104.9	74.0	—	77.3
Loss from discontinued operations, net of income taxes	—	(0.2)	—	—	(0.2)
Income (loss) before earnings of wholly owned subsidiaries	(101.6)	104.7	74.0	—	77.1
Earnings of wholly owned subsidiaries	178.7	72.6	—	(251.3)	—
Net income	$77.1	$177.3	$74.0	$(251.3)	$77.1
Comprehensive income	$47.6	$200.6	$26.5	$(227.1)	$47.6

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Condensed Consolidating Statement of Comprehensive Income

	Year Ended December 31, 2012
(in millions of dollars)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$976.5	$803.4	$(21.4)	$1,758.5
Cost of products sold	—	684.2	558.6	(21.4)	1,221.4
Gross profit	—	292.3	244.8	—	537.1
Advertising, selling, general and administrative expenses	46.6	176.4	130.6	—	353.6
Amortization of intangibles	0.1	15.3	4.5	—	19.9
Restructuring charges	—	20.2	4.1	—	24.3
Operating income (loss)	(46.7)	80.4	105.6	—	139.3
Expense (income) from affiliates	(1.3)	(24.6)	25.9	—	—
Interest expense	61.5	28.3	1.5	—	91.3
Interest income	(0.1)	(0.1)	(1.8)	—	(2.0)
Equity in (earnings) losses of joint ventures	—	1.9	(8.8)	—	(6.9)
Other expense (income), net	59.7	3.3	(1.7)	—	61.3
(Loss) income from continuing operations before income taxes and earnings of wholly owned subsidiaries	(166.5)	71.6	90.5	—	(4.4)
Income tax benefit	(121.1)	(0.2)	(0.1)	—	(121.4)
Income (loss) from continuing operations	(45.4)	71.8	90.6	—	117.0
(Loss) income from discontinued operations, net of income taxes	0.5	(1.4)	(0.7)	—	(1.6)
Income (loss) before earnings of wholly owned subsidiaries	(44.9)	70.4	89.9	—	115.4
Earnings of wholly owned subsidiaries	160.3	79.0	—	(239.3)	—
Net income	$115.4	$149.4	$89.9	$(239.3)	$115.4
Comprehensive income	$90.3	$146.3	$67.5	$(213.8)	$90.3

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Condensed Consolidating Statement of Cash Flows

	Year Ended December 31, 2014
(in millions of dollars)	Parent	Guarantors	Non-Guarantors	Consolidated
Net cash provided (used) by operating activities	$(77.9)	$182.3	$67.3	$171.7
Investing activities:
Additions to property, plant and equipment	(0.2)	(10.6)	(18.8)	(29.6)
Payments for (proceeds from) interest in affiliates	—	20.5	(20.5)	—
Proceeds from the disposition of assets	—	3.6	0.2	3.8
Net cash (used) provided by investing activities	(0.2)	13.5	(39.1)	(25.8)
Financing activities:
Intercompany financing	188.3	(181.3)	(7.0)	—
Net dividends	35.4	(15.3)	(20.1)	—
Repayments of long-term debt	(121.0)	(0.1)	—	(121.1)
Borrowings of notes payable, net	—	—	1.0	1.0
Payments for debt issuance costs	(0.3)	—	—	(0.3)
Repurchases of common stock	(19.4)	—	—	(19.4)
Payments related to tax withholding for share-based compensation	(2.5)	—	—	(2.5)
Proceeds from the exercise of stock options	0.3	—	—	0.3
Net cash (used) provided by financing activities	80.8	(196.7)	(26.1)	(142.0)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(4.2)	(4.2)
Net (decrease) increase in cash and cash equivalents	2.7	(0.9)	(2.1)	(0.3)
Cash and cash equivalents:
Beginning of the period	7.0	1.0	45.5	53.5
End of the period	$9.7	$0.1	$43.4	$53.2

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Condensed Consolidating Statement of Cash Flows

	Year Ended December 31, 2013
(in millions of dollars)	Parent	Guarantors	Non-Guarantors	Consolidated
Net cash provided (used) by operating activities	$(81.7)	$186.5	$89.7	$194.5
Investing activities:
Additions to property, plant and equipment	—	(21.2)	(15.4)	(36.6)
Payments for (proceeds from) interest in affiliates	—	55.6	(55.6)	—
Payments related to the sale of discontinued operations	—	(1.5)	—	(1.5)
Proceeds from the disposition of assets	—	—	6.1	6.1
Cost of acquisition, net of cash acquired	—	(1.3)	—	(1.3)
Net cash (used) provided by investing activities	—	31.6	(64.9)	(33.3)
Financing activities:
Intercompany financing	143.8	(168.2)	24.4	—
Net dividends	65.7	(45.9)	(19.8)	—
Proceeds from long-term borrowings	530.0	—	—	530.0
Repayments of long-term debt	(658.1)	—	(21.4)	(679.5)
(Repayments) borrowings of notes payable, net	0.5	—	(1.2)	(0.7)
Payments for debt issuance costs	(4.3)	—	—	(4.3)
Payments related to tax withholding for share-based compensation	(1.0)	—	—	(1.0)
Net cash (used) provided by financing activities	76.6	(214.1)	(18.0)	(155.5)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(2.2)	(2.2)
Net increase (decrease) in cash and cash equivalents	(5.1)	4.0	4.6	3.5
Cash and cash equivalents:
Beginning of the period	12.1	(3.0)	40.9	50.0
End of the period	$7.0	$1.0	$45.5	$53.5

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Condensed Consolidating Statement of Cash Flows

	Year Ended December 31,2012
(in millions of dollars)	Parent	Guarantors	Non-Guarantors	Consolidated
Net cash (used) provided by operating activities:	$(156.0)	$137.5	$11.0	$(7.5)
Investing activities:
Additions to property, plant and equipment	—	(22.4)	(7.9)	(30.3)
Proceeds (payments) related to the sale of discontinued operations	—	2.1	(0.6)	1.5
Proceeds from the disposition of assets	—	—	3.1	3.1
Cost of acquisitions, net of cash acquired	(429.5)	—	32.0	(397.5)
Net cash (used) provided by investing activities	(429.5)	(20.3)	26.6	(423.2)
Financing activities:
Intercompany financing	775.6	(777.4)	1.8	—
Net dividends	53.3	27.3	(80.6)	—
Proceeds from long-term borrowings	545.0	690.0	35.0	1,270.0
Repayments of long-term debt	(816.2)	(42.8)	(13.0)	(872.0)
Borrowings of short-term debt, net	—	—	1.2	1.2
Payments for debt issuance costs	(21.5)	(16.1)	(0.9)	(38.5)
Payments related to tax withholding for share-based compensation	(0.8)	—	—	(0.8)
Proceeds from the exercise of stock options	0.2	—	—	0.2
Net cash provided (used) by financing activities	535.6	(119.0)	(56.5)	360.1
Effect of foreign exchange rate changes on cash	—	—	(0.6)	(0.6)
Net decrease in cash and cash equivalents	(49.9)	(1.8)	(19.5)	(71.2)
Cash and cash equivalents:
Beginning of the period	62.0	(1.2)	60.4	121.2
End of the period	$12.1	$(3.0)	$40.9	$50.0

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE
Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Management's Evaluation of Disclosure Controls and Procedures

We seek to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized, and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

As of the end of the period covered by this report, our management, under the supervision and with the participation of our Disclosure Committee and our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective

(b) Changes in Internal Control over Financial Reporting

Except as described below, there were no changes in our internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

(c) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed by and under the supervision of our Chief Executive Officer and Chief Financial Officer and effected by management and our board of directors to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the U.S.

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

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013) in Internal Control-Integrated Framework. Our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8. of this report.

(d) Remediation of Previously Reported Material Weakness for Period Ended December 31, 2013

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

In the course of completing our assessment of internal control over financial reporting as of December 31, 2013, management identified a number of deficiencies related to the design, implementation and effectiveness of certain U.S. and Canadian information technology general controls for the Mead C&OP business that have a direct impact on our financial reporting. Based on the nature and interrelationship of the noted deficiencies, management concluded that these deficiencies, in the aggregate, resulted in a reasonable possibility that a material misstatement in our interim or annual financial statements would not be prevented or detected on a timely basis, and as such, constituted a material weakness. In particular, these deficiencies related to the configuration set-up of the system, user access and change management controls that are intended to ensure that access to financial applications and data is adequately restricted to appropriate personnel and that all changes affecting the financial applications and underlying account records are identified, tested and implemented appropriately. Based on our assessment, management concluded that the Company did not maintain effective disclosures controls and procedures or internal control over financial reporting as of December 31, 2013.

In response to the material weakness described above, management developed and implemented a remediation plan to address the material weakness.

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

•
A robust training program was designed and implemented. All personnel with responsibility for IT general controls completed appropriate retraining regarding IT general control objectives and their roles and responsibilities for them. Additional specialized training for those who are responsible for and oversee the key IT general controls was conducted.

•	Controls associated with IT system access were reviewed and, where necessary, revised.

•	Access rules for our outsourced service providers were codified and implemented to remediate the deficiencies identified.

•
Robust monitoring processes were implemented within the IT function to ensure effective operation of our key IT controls. These processes include retention of proper evidence to demonstrate the complete and timely execution of each key control. Ongoing monitoring also provides a control feedback loop that provides for the control design to be revised as needed to suit changing circumstances and ensures that we amend the associated control documentation.

Because the reliability of the internal control processes requires repeatable execution, management tested and re-tested the internal controls over several periods. Based on the actions taken, and the testing results, management has concluded that the material weakness described above was remediated as of December 31, 2014.

ITEM 9B. OTHER INFORMATION
Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required under this Item is contained in the Company’s 2015 Definitive Proxy Statement, which is to be filed with the Securities and Exchange Commission prior to April 30, 2015 and is incorporated herein by reference.

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

As required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual, the Company’s Chief Executive Officer certified to the NYSE within 30 days after the Company’s 2014 Annual Meeting of Stockholders that he was not aware of any violation by the Company of the NYSE Corporate Governance Listing Standards.

ITEM 11. EXECUTIVE COMPENSATION

Information required under this Item is contained in the Company’s 2015 Definitive Proxy Statement, which is to be filed with the Securities and Exchange Commission prior to April 30, 2015 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table gives information, as of December 31, 2014, about our common stock that may be issued upon the exercise of options, stock-settled appreciation rights ("SSARs") and other equity awards under all compensation plans under which equity securities are reserved for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	4,973,386	$7.02	4,987,128	(2)
Equity compensation plans not approved by security holders	—	—	—
Total	4,973,386	$7.02	4,987,128	(2)

(1)
This number includes 4,944,796 common shares that were subject to issuance upon the exercise of stock options/SSARs granted under the 2011 Amended and Restated ACCO Brands Corporation Incentive Plan (the "Restated Plan”), and 28,590 common shares that were subject to issuance upon the exercise of stock options pursuant to the Company’s 2005 Assumed Option and Restricted Stock Unit Plan. The weighted-average exercise price in column (b) of the table reflects all such options/SSARs.

(2)
These are shares available for grant as of December 31, 2014 under the Restated Plan pursuant to which the Compensation Committee of the Board of Directors may make various stock-based awards including grants of stock options, stock-settled appreciation rights, restricted stock, restricted stock units and performance share units. In addition to these shares, the following shares may become available for grant under the Restated Plan and, to the extent such shares have become available as of December 31, 2014, they are included in the table as available for grant: shares covered by outstanding awards under the Plan that were forfeited or otherwise terminated.

Other information required under this Item is contained in the Company’s 2015 Definitive Proxy Statement, which is to be filed with the Securities and Exchange Commission prior to April 30, 2015, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required under this Item is contained in the Company’s 2015 Definitive Proxy Statement, which is to be filed with the Securities and Exchange Commission prior to April 30, 2015 and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required under this Item is contained in the Company’s 2015 Definitive Proxy Statement, which is to be filed with the Securities and Exchange Commission prior to April 30, 2015 and is incorporated herein by reference.

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

The following consolidated financial statements of the Company and its subsidiaries are filed as part of this report under Part II, Item 8. - Financial Statements and Supplementary Data:

2.	Financial Statement Schedule:
Schedule II - Valuation and Qualifying Accounts and Reserves, for each of the years ended December 31, 2014, 2013 and 2012.
The separate consolidated financial statements of Pelikan-Artline Pty Ltd, the Company’s 50 percent owned joint venture as of September 30, 2014 and 2013 and for each of the years in the three-year period ended September 30, 2014 required to be included in this report pursuant to Rule 3-09 of Regulation S-X, are filed as Exhibit 99.1.

3.	Exhibits:

A list of exhibits filed or furnished with this Report on Form 10-K (or incorporated by reference to exhibits previously filed or furnished by the Company) is provided in the accompanying Exhibit Index.

EXHIBIT INDEX

Number     Description of Exhibit

Plans of acquisition, reorganization, arrangement, liquidation or succession

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

Certificate of Incorporation and Bylaws

3.1	Restated Certificate of Incorporation of ACCO Brands Corporation, as amended (incorporated by reference to Exhibit 3.1 to Form 8-K filed by the Registrant on May 19, 2008 (File No. 001-08454))

3.2
Certificate of Designation of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed August 17, 2005 (File No. 001-08454))

3.3
By-laws of ACCO Brands Corporation, as amended through February 20, 2013 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed February 26, 2013 (File No. 001-08454))

Instruments defining the rights of security holders, including indentures

4.1
Rights Agreement, dated as of August 16, 2005, between ACCO Brands Corporation and Wells Fargo Bank, National Association, as rights agent (incorporated by reference to Exhibit 4.1 to Form 8-K filed by the Registrant on August 17, 2005 (File No. 001-08454))

4.2
Indenture, dated as of April 30, 2012, among Monaco SpinCo Inc., as issuer, the guarantors named therein, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 10.3 of the Registrant's Form 8-K filed on May 7, 2012 (File No. 001-08454))

4.3
First Supplemental Indenture, dated as of May 1, 2012, among the Company, Monaco SpinCo Inc., the guarantors named therein and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 10.4 of the Registrant's Form 8-K filed on May 7, 2012 (File No. 001-08454))

4.4
Second Supplemental Indenture, dated as of May 1, 2012, among the Company, Mead Products LLC, the guarantors named therein and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 10.5 of the Registrant's Form 8-K filed on May 7, 2012 (File No. 001-08454))

4.5
Registration Rights Agreement, dated as of May 1, 2012, among Monaco SpinCo Inc., the Company, the guarantors named therein, and representatives of the initial purchasers named therein (incorporated by reference to Exhibit 10.6 of the Registrant's Form 8-K filed on May 7, 2012 (File No. 001-08454))

Material Contracts

10.1
Tax Allocation Agreement, dated as of August 16, 2005, between ACCO World Corporation and Fortune Brands, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated August 12, 2005 and filed August 17, 2005 (File No. 001-08454))

10.2
Tax Allocation Agreement, dated as of August 16, 2005, between General Binding Corporation and Lane Industries, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated August 12, 2005 and filed August 17, 2005 filed May 13, 2005 (File No. 001-08454))

10.3
Employee Matters Agreement, dated as of March 15, 2005, by and among Fortune Brands, Inc., ACCO World Corporation and General Binding Corporation (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-4 (File No. 333-124946))

EXHIBIT INDEX

Number     Description of Exhibit

10.4
Separation Agreement, dated November 17, 2011, by and between MeadWestvaco and Monaco SpinCo Inc. (incorporated by reference to Exhibit 10.1 of Registrant's Form 8-K filed on November 22, 2011 (File No. 001-08454))

10.5
Employee Benefits Agreement, dated as of November 17, 2011, by and among MeadWestvaco Corporation, Monaco Spinco Inc. and ACCO Brands Corporation. (incorporated by reference to Exhibit 10.3 of Registrant's Form S-4/A filed on February 13, 2012 (File No. 333-178869))

10.6
Amendment No. 1, dated as of March 19, 2012, to the Separation Agreement, dated as of November 17, 2011, by and among MeadWestvaco Corporation and Monaco SpinCo Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant on March 22, 2012 (File No. 001-08454))

10.7
Transition Services Agreement, effective as of May 1, 2012, between Monaco SpinCo Inc. and MeadWestvaco Corporation (incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K filed on May 7, 2012 (File No. 001-08454))

10.8
Tax Matters Agreement, effective as of May 1, 2012, among the Company, MeadWestvaco Corporation and Monaco SpinCo Inc. (incorporated by reference to Exhibit 10.2 of the Registrant's Form 8-K filed on May 7, 2012 (File No. 001-08454))

10.9
Amended and Restated Credit Agreement, dated as of May 13, 2013, among the Company, certain subsidiaries of the Company, Bank of America, N.A., as administrative agent, and the other agents and lenders party thereto. (incorporated by reference to Exhibit 10.2 of the Registrant's Form 8-K filed on May 13, 2013 (File No. 001-08454))

10.10
First Amendment to the Amended and Restated Credit Agreement dated as of July 19, 2013, among the Company, certain subsidiaries of the Company, Bank of America, N.A., as administrative agent, and the other agents and lenders party thereto*

10.11
Second Amendment to the Amended and Restated Credit Agreement dated as of June 26, 2014, among the Company, certain subsidiaries of the Company, Bank of America, N.A., as administrative agent, and the other agents and lenders party thereto (incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K filed on June 27, 2014 (File No. 001-08454))

Executive Compensation Plans and Management Contracts

10.12
ACCO Brands Corporation 2005 Assumed Option and Restricted Stock Unit Plan, together with Sub-Plan A thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated August 3,2005 and filed August 8, 2005 (File No. 001-08454))

10.13	Amended and Restated ACCO Brands Corporation 2005 Incentive Plan (incorporated by reference to Annex A of the Registrant’s definitive proxy statement filed April 4, 2006 (File No. 001-08454))

10.14	Amendment to the Amended and Restated ACCO Brands Corporation 2005 Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant on May 19, 2008 (File No. 001-08454))

10.15	ACCO Brands Corporation Executive Severance Plan (effective December 1, 2007) (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant on November 29, 2007 (File No. 001-08454))

10.16
2008 Amended and Restated ACCO Brands Corporation Supplemental Retirement Plan (incorporated by reference to Exhibit 10.31 to Form 10-K filed by the Registrant on February 29, 2008 (File No. 001-08454))

10.17
Amendment to the 2008 Amended and Restated ACCO Brands Corporation Supplemental Retirement Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant on January 22, 2009 (File No. 001-08454))

10.18	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant on December 24, 2008 (File No. 001-08454))

EXHIBIT INDEX

Number     Description of Exhibit

10.19
Form of Stock-settled Stock Appreciation Rights Agreement under the ACCO Brands Corporation Amended and Restated 2005 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.46 to Form 10-K filed by the Registrant on March 2, 2009 (File No. 001-08454))

10.20
Amended and Restated ACCO Brands Deferred Compensation Plan for Non-Employee Directors, effective December 14, 2009 (incorporated by reference to Exhibit 10.41 to Form 10-K filed by the Registrant on February 26, 2010 (File No. 001-089454))

10.21
Amendment to Deferred Compensation Plan for Non-Employee Directors, effective January 1, 2014 (incorporated by reference to Exhibit 10.15 to Form 10-K filed by the Registrant on February 25, 2014 (File No. 001-089454))

10.22
Form of 2011 Amended and Restated Incentive Plan Directors Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.16 to Form 10-K filed by the Registrant on February 25, 2014 (File No. 001-089454))

10.23
Letter agreement, dated November 4, 2008, from ACCO Brands Corporation to Christopher M. Franey (incorporated by reference to Exhibit 10.42 to Form 10-K filed by the Registrant on February 26, 2010 (File No. 001-08454))

10.24
2011 Amended and Restated ACCO Brands Corporation Incentive Plan (incorporated by reference to Exhibit 10.1 to ACCO Brands Corporation's Current Report on Form 8-K filed with the SEC on May 20, 2011 (File No. 001-08454))

10.25
Form of Directors Restricted Stock Unit Award Agreement under the 2011 Amended and Restated ACCO Brands Corporation Incentive Plan (incorporated by reference to Exhibit 10.2 to ACCO Brands Corporation's Current Report on Form 8-K filed with the SEC on May 20, 2011 (File No. 001-08454))

10.26
Form of Nonqualified Stock Option Agreement under the 2011 Amended and Restated ACCO Brands Corporation Incentive Plan (incorporated by reference to Exhibit 10.3 to ACCO Brands Corporation's Current Report on Form 8-K filed with the SEC on May 20, 2011 (File No. 001-08454))

10.27
Form of Restricted Stock Unit Award Agreement under the 2011 Amended and Restated ACCO Brands Corporation Incentive Plan (incorporated by reference to Exhibit 10.4 to ACCO Brands Corporation's Current Report on Form 8-K filed with the SEC on May 20, 2011 (File No. 001-08454))

10.26
Form of Performance Stock Unit Award Agreement under the 2011 Amended and Restated ACCO Brands Corporation Incentive Plan (incorporated by reference to Exhibit 10.5 to ACCO Brands Corporation's Current Report on Form 8-K filed with the SEC on May 20, 2011 (File No. 001-08454))

10.27
Form of Stock-Settled Stock Appreciation Rights Award Agreement under the 2011 Amended and Restated ACCO Brands Corporation Incentive Plan (incorporated by reference to Exhibit 10.6 to ACCO Brands Corporation's Current Report on Form 8-K filed with the SEC on May 20, 2011 (File No. 001-08454))

10.28	Amendment of 2011 Amended and Restated ACCO Brands Corporation Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K filed on April 24, 2012 (File No. 001-08454))

10.29
Amendment to the 2008 Amended and Restated ACCO Brands Corporation Supplemental Retirement Plan (incorporated by reference to Exhibit 10.8 of the Registrant's Form 8-K filed on May 7, 2012 (File No. 001-08454))

10.30
Amendment of the ACCO Brands Corporation Executive Severance Plan, adopted as of October 23, 2012 (incorporated by reference to Exhibit 10.1 to Form 10-Q filed by the Registrant on October 31, 2012 (File No. 001-08454))

10.31
Form of Restricted Stock Unit Award Agreement (Robert J. Keller) under the 2011 Amended and Restated Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K filed on February 26, 2013 (File No. 001-08454))

10.32
Form of Non-qualified Stock Option Agreement (Robert J. Keller) under the 2011 Amended and Restated Incentive Plan (incorporated by reference to Exhibit 10.2 of the Registrant's Form 8-K filed on February 26, 2013 (File No. 001-08454))

EXHIBIT INDEX

Number     Description of Exhibit

10.33
Form of Performance Stock Unit Award Agreement under the 2011 Amended and Restated Incentive Plan (incorporated by reference to Exhibit 10.3 of the Registrant's Form 8-K filed on February 26, 2013 (File No. 001-08454))

10.34
Form of Performance Stock Unit Award Agreement (Robert J. Keller) under the 2011 Amended and Restated Incentive Plan (incorporated by reference to Exhibit 10.4 of the Registrant's Form 8-K filed on February 26, 2013 (File No. 001-08454))

10.35	ACCO Brands 2013 Annual Incentive Plan (incorporated by reference to 10.5 of the Registrant’s Form 10-Q filed May 8, 2013 (File No. 001-08454))

10.36
Form of Performance Stock Unit Award Agreement under the 2011 Amended and Restated Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K filed on March 10, 2014 (File No. 001-08454))

10.37
Form of Non-qualified Stock Option Agreement under the 2011 Amended and Restated Incentive Plan (incorporated by reference to Exhibit 10.2 of the Registrant's Form 8-K filed on March 10, 2014 (File No. 001-08454))

10.38
Form of Restricted Stock Unit Award Agreement under the 2011 Amended and Restated Incentive Plan (incorporated by reference to Exhibit 10.3 of the Registrant's Form 8-K filed on March 10, 2014 (File No. 001-08454))

10.39
Second Amendment of 2011 Amended and Restated ACCO Brands Corporation Incentive Plan (incorporated by reference to Exhibit 10.4 to Form 10-Q filed by the Registrant on April 30, 2014 (File No. 001-08454))

Other Exhibits

21.1	Subsidiaries of the Registrant*

23.1	Consent of KPMG LLP*

23.2	Consent of BDO*

24.1	Power of attorney*

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

99.1	Pelikan-Artline Pty Ltd Financial Statements as of September 30, 2014*

101
The following financial statements from the Company's Annual Report on Form 10-K for the year ended December 31, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2014 and 2013, (ii) the Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012, (iii) the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2014, 2013 and 2012, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012, (v) Consolidated Statements of Stockholders Equity (Deficit) for the years ended December 31, 2014, 2013 and 2012, and (vi) related notes to those financial statements*

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
Thomas P. O’Neill, Jr.
Senior Vice President, Finance and Accounting (principal accounting officer)
February 25, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on its behalf by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Boris Elisman	President and Chief Executive Officer (principal executive officer)	February 25, 2015
Boris Elisman

/s/ Neal V. Fenwick	Executive Vice President and Chief Financial Officer (principal financial officer)	February 25, 2015
Neal V. Fenwick

/s/ Thomas P. O’Neill, Jr.	Senior Vice President, Finance and Accounting (principal accounting officer)	February 25, 2015
Thomas P. O’Neill, Jr.

/s/ Robert J. Keller*	Executive Chairman of the Board of Directors	February 25, 2015
Robert J. Keller

/s/ George V. Bayly*	Director	February 25, 2015
George V. Bayly

/s/ James A. Buzzard*	Director	February 25, 2015
James A. Buzzard

Signature	Title	Date

/s/ Kathleen S. Dvorak*	Director	February 25, 2015
Kathleen S. Dvorak

/s/ Robert H. Jenkins*	Director	February 25, 2015
Robert H. Jenkins

/s/ Pradeep Jotwani*	Director	February 25, 2015
Pradeep Jotwani

/s/ Thomas Kroeger*	Director	February 25, 2015
Thomas Kroeger

/s/ Michael Norkus*	Director	February 25, 2015
Michael Norkus

/s/ E. Mark Rajkowski*	Director	February 25, 2015
E. Mark Rajkowski

/s/ Sheila G. Talton*	Director	February 25, 2015
Sheila G. Talton

/s/ Neal V. Fenwick
* Neal V. Fenwick as Attorney-in-Fact

ACCO Brands Corporation
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
SCHEDULE II

Allowances for Doubtful Accounts

Changes in the allowances for doubtful accounts were as follows:

	Year Ended December 31,
(in millions of dollars)	2014	2013	2012
Balance at beginning of year	$6.1	$6.5	$5.1
Additions charged to expense	1.0	1.5	2.2
Deductions - write offs	(1.3)	(1.6)	(3.0)
Mead C&OP acquisition	—	—	2.1
Foreign exchange changes	(0.3)	(0.3)	0.1
Balance at end of year	$5.5	$6.1	$6.5

Allowances for Sales Returns and Discounts

Changes in the allowances for sales returns and discounts were as follows:

	Year Ended December 31,
(in millions of dollars)	2014	2013	2012
Balance at beginning of year	$12.9	$10.6	$7.7
Additions charged to expense	37.4	41.3	41.0
Deductions - returns	(38.4)	(39.1)	(41.6)
Mead C&OP acquisition	—	—	2.8
Foreign exchange changes	0.1	0.1	0.7
Balance at end of year	$12.0	$12.9	$10.6

Allowances for Cash Discounts

Changes in the allowances for cash discounts were as follows:

	Year Ended December 31,
(in millions of dollars)	2014	2013	2012
Balance at beginning of year	$2.2	$2.2	$1.1
Additions charged to expense	15.5	16.0	16.4
Deductions - discounts taken	(15.6)	(16.2)	(16.0)
Mead C&OP acquisition	—	—	0.6
Foreign exchange changes	(0.1)	0.2	0.1
Balance at end of year	$2.0	$2.2	$2.2

ACCO Brands Corporation
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
SCHEDULE II (Continued)

Warranty Reserves

Changes in the reserve for warranty claims were as follows:

	Year Ended December 31,
(in millions of dollars)	2014	2013	2012
Balance at beginning of year	$2.2	$2.8	$2.7
Provision for warranties issued	2.0	2.0	3.3
Deductions - settlements made (in cash or in kind)	(2.4)	(2.6)	(3.2)
Balance at end of year	$1.8	$2.2	$2.8

Income Tax Valuation Allowance

Changes in the deferred tax valuation allowances were as follows:

	Year Ended December 31,
(in millions of dollars)	2014	2013	2012
Balance at beginning of year	$33.0	$55.4	$204.3
Charges (credits) to expense	0.2	(11.6)	(145.1)
Credited to other accounts	(8.7)	(10.5)	(4.3)
Foreign exchange changes	(0.6)	(0.3)	0.5
Balance at end of year	$23.9	$33.0	$55.4

See accompanying report of independent registered public accounting firm.