Form 10-Q
period 2015-03-31
ACCO BRANDS Corp
filed 2015-04-29
CIK 712034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 24, 2015, the registrant had outstanding 109,913,006 shares of Common Stock.

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

Some of the factors that could affect our results or cause plans, actions and results to differ materially from current expectations are detailed in “Part I, Item 1. Business” and “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 and the financial statement line item discussions set forth in “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q and from time to time in our other SEC filings.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ACCO Brands Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

	March 31, 2015	December 31, 2014
(in millions of dollars)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$90.8	$53.2
Accounts receivable, net	232.4	420.5
Inventories	273.1	229.9
Deferred income taxes	34.2	39.4
Other current assets	39.5	35.8
Total current assets	670.0	778.8
Total property, plant and equipment	531.4	547.7
Less accumulated depreciation	(308.1)	(312.2)
Property, plant and equipment, net	223.3	235.5
Deferred income taxes	27.9	31.7
Goodwill	518.9	544.9
Identifiable intangibles, net	549.3	571.4
Other non-current assets	57.1	64.1
Total assets	$2,046.5	$2,226.4
Liabilities and Stockholders' Equity
Current liabilities:
Notes payable	$20.6	$0.8
Current portion of long-term debt	1.4	0.8
Accounts payable	151.1	159.1
Accrued compensation	20.9	36.6
Accrued customer program liabilities	76.1	111.8
Accrued interest	14.7	6.5
Other current liabilities	55.3	79.8
Total current liabilities	340.1	395.4
Long-term debt	797.7	799.0
Deferred income taxes	160.3	172.2
Pension and post-retirement benefit obligations	93.0	100.5
Other non-current liabilities	72.3	78.3
Total liabilities	1,463.4	1,545.4
Stockholders' equity:
Common stock	1.1	1.1
Treasury stock	(10.7)	(5.9)
Paid-in capital	2,018.2	2,031.5
Accumulated other comprehensive loss	(366.6)	(292.6)
Accumulated deficit	(1,058.9)	(1,053.1)
Total stockholders' equity	583.1	681.0
Total liabilities and stockholders' equity	$2,046.5	$2,226.4

See Notes to Condensed Consolidated Financial Statements.

ACCO Brands Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
(in millions of dollars, except per share data)	2015	2014
Net sales	$290.0	$329.4
Cost of products sold	209.8	240.9
Gross profit	80.2	88.5
Operating costs and expenses:
Advertising, selling, general and administrative expenses	72.9	82.1
Amortization of intangibles	5.2	5.9
Restructuring (credits) charges	(0.5)	1.1
Total operating costs and expenses	77.6	89.1
Operating income (loss)	2.6	(0.6)
Non-operating expense (income):
Interest expense	11.2	12.4
Interest income	(1.1)	(1.1)
Equity in earnings of joint ventures	(1.4)	(1.2)
Other income, net	(0.4)	—
Loss before income tax	(5.7)	(10.7)
Income tax expense (benefit)	0.1	(2.9)
Net loss	$(5.8)	$(7.8)

Per share:
Basic loss per share	$(0.05)	$(0.07)

Diluted loss per share	$(0.05)	$(0.07)

Weighted average number of shares outstanding:
Basic	112.0	113.8
Diluted	112.0	113.8
See Notes to Condensed Consolidated Financial Statements.

ACCO Brands Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended March 31,
(in millions of dollars)	2015	2014
Net loss	$(5.8)	$(7.8)
Other comprehensive income (loss), before tax:
Unrealized gain on derivative financial instruments:
Gain arising during the period	4.6	1.2
Reclassification of gain included in net loss	(5.7)	(0.9)
Foreign currency translation:
Foreign currency translation adjustments	(77.8)	12.5
Pension and other post-retirement plans:
Amortization of actuarial loss included in net loss	1.1	1.5
Amortization of prior service cost included in net loss	0.1	0.1
Other	4.9	(0.6)
Other comprehensive (loss) income, before tax	(72.8)	13.8
Income tax expense related to items of other comprehensive (loss) income	(1.2)	(0.4)
Comprehensive (loss) income	$(79.8)	$5.6

See Notes to Condensed Consolidated Financial Statements.

ACCO Brands Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(in millions of dollars)	2015	2014
Operating activities
Net loss	$(5.8)	$(7.8)
Loss on disposal of assets	0.2	0.3
Depreciation	8.5	9.1
Other non-cash charges	—	0.3
Amortization of debt issuance costs	0.9	1.0
Amortization of intangibles	5.2	5.9
Stock-based compensation	3.0	3.1
Equity in earnings of joint ventures, net of dividends received	2.1	3.4
Changes in balance sheet items:
Accounts receivable	157.2	187.8
Inventories	(52.8)	(42.9)
Other assets	(5.2)	(17.3)
Accounts payable	(2.6)	(8.5)
Accrued expenses and other liabilities	(55.5)	(69.9)
Accrued income taxes	(5.3)	(16.5)
Net cash provided by operating activities	49.9	48.0
Investing activities
Additions to property, plant and equipment	(8.7)	(6.8)
Proceeds from the disposition of assets	0.1	0.8
Net cash used by investing activities	(8.6)	(6.0)
Financing activities
Borrowings of notes payable, net	19.8	0.6
Repurchases of common stock	(14.6)	—
Payments related to tax withholding for share-based compensation	(4.8)	(1.4)
Net cash provided (used) by financing activities	0.4	(0.8)
Effect of foreign exchange rate changes on cash and cash equivalents	(4.1)	0.6
Net increase in cash and cash equivalents	37.6	41.8
Cash and cash equivalents
Beginning of the period	53.2	53.5
End of the period	$90.8	$95.3

See Notes to Condensed Consolidated Financial Statements.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements

1. Basis of Presentation

As used in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, the terms "ACCO Brands," "ACCO," the "Company," "we," "us," and "our" refer to ACCO Brands Corporation and its consolidated subsidiaries.

The management of ACCO Brands is responsible for the accuracy and internal consistency of the condensed consolidated financial statements and notes contained in this Quarterly Report on Form 10-Q.

The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. Although the Company believes the disclosures are adequate to make the information presented not misleading, certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the U.S. ("U.S. GAAP") have been condensed or omitted pursuant to those rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

The Condensed Consolidated Balance Sheet as of March 31, 2015, the related Condensed Consolidated Statements of Operations and the Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2015 and 2014 and Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014 are unaudited. The December 31, 2014 Condensed Consolidated Balance Sheet data was derived from audited financial statements, but does not include all annual disclosures required by U.S. GAAP. The above referenced financial statements included herein were prepared by management on the same basis as the Company's audited consolidated financial statements for the year ended December 31, 2014 and reflect all adjustments (consisting solely of normal recurring items unless otherwise noted) which are, in the opinion of management, necessary for the fair presentation of results of operations and cash flows for the interim periods ended March 31, 2015 and 2014, and the financial position of the Company as of March 31, 2015. Interim results may not be indicative of results for a full year.

We reclassified certain costs from cost of products sold to SG&A to align classifications of certain expenses across our businesses. All prior periods have been adjusted to make the results comparable. For the three months ended March 31, 2014, reclassified costs totaled $0.2 million. These historical reclassifications were not material and have had no effect on net income.

The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting periods. Actual results could differ from those estimates.

2. Recent Accounting Pronouncements

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03").The standard require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected. ASU 2015-03 is effective for annual reporting periods beginning after December 15, 2015, early adoption is permitted. The standard will not have a significant effect on our consolidated financial statements or results of operations.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

3. Long-term Debt and Short-term Borrowings

Notes payable and long-term debt, listed in order of their security interests, consisted of the following as of March 31, 2015 and December 31, 2014:

(in millions of dollars)	March 31, 2015	December 31, 2014
U.S. Dollar Senior Secured Term Loan A, due May 2018 (floating interest rate of 2.21% at March 31, 2015 and 2.24% at December 31, 2013)	$299.0	$299.0
Senior Secured Revolving Credit Facility, due May 2018 (floating interest rate of 2.18% at March 31, 2015)	20.0	—
Senior Unsecured Notes, due April 2020 (fixed interest rate of 6.75%)	500.0	500.0
Other borrowings	0.7	1.7
Total debt	819.7	800.7
Less: current portion	(22.0)	(1.7)
Total long-term debt	$797.7	$799.0

As of March 31, 2015, there were borrowings of $20.0 million under our $250.0 million Senior Secured Revolving Credit Facility ("Revolving Facility"). The amount available for borrowings was $217.3 million (allowing for $12.7 million of letters of credit outstanding on that date).

As more fully described in the Company's 2014 Annual Report on Form 10-K, we must meet certain restrictive debt covenants under the senior secured credit facilities. The indenture governing the senior unsecured notes also contains certain covenants. As of and for the periods ended March 31, 2015 and December 31, 2014, the Company was in compliance with all applicable covenants.

4. Pension and Other Retiree Benefits

The components of net periodic benefit cost (income) for pension and post-retirement plans for the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31,
	Pension Benefits				Post-retirement
	U.S.		International
(in millions of dollars)	2015	2014	2015	2014	2015	2014
Service cost	$0.4	$0.5	$0.2	$0.2	$—	$0.1
Interest cost	2.2	2.2	3.2	3.9	—	0.1
Expected return on plan assets	(3.1)	(3.0)	(5.4)	(5.7)	—	—
Amortization of net loss (gain)	0.5	1.3	0.6	0.5	—	(0.3)
Amortization of prior service cost	0.1	0.1	—	—	—	—
Curtailment gain	—	—	—	—	(0.2)	—
Settlement gain	—	—	—	—	(0.3)	—
Net periodic benefit cost (income)	$0.1	$1.1	$(1.4)	$(1.1)	$(0.5)	$(0.1)

We expect to contribute approximately $7.7 million to our defined benefit plans in 2015. For the three months ended March 31, 2015, we have contributed $2.0 million to these plans.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

5. Stock-Based Compensation

The following table summarizes the our stock-based compensation expense (including stock options, restricted stock units ("RSUs") and performance stock units ("PSUs")) for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
(in millions of dollars)	2015	2014
Stock option compensation expense	$0.9	$0.8
RSU compensation expense	1.2	1.3
PSU compensation expense	0.9	1.0
Total stock-based compensation expense	$3.0	$3.1

During the first quarter of 2015, the Company's Board of Directors approved a stock compensation grant, which consisted of 1,419,510 stock options, 565,821 RSUs and 1,017,702 PSUs.

We generally recognize compensation expense for stock-based awards ratably over the vesting period. The following table summarizes our unrecognized compensation expense and the weighted-average period over which the expense will be recognized as of March 31, 2015:

	March 31, 2015
	Unrecognized	Weighted Average
	Compensation	Years Expense To Be
(in millions of dollars, except weighted average years)	Expense	Recognized Over
Stock options	$7.6	2.3
RSUs	$7.3	2.2
PSUs	$11.6	2.1

6. Inventories

Inventories are stated at the lower of cost or market value. The components of inventories were as follows:

(in millions of dollars)	March 31, 2015	December 31, 2014
Raw materials	$43.8	$36.7
Work in process	2.7	2.0
Finished goods	226.6	191.2
Total inventories	$273.1	$229.9

7. Goodwill and Identifiable Intangibles

Goodwill

As more fully described in the Company’s 2014 Annual Report on Form 10-K, we test goodwill for impairment at least annually and on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. The Company performed this annual assessment in the second quarter of 2014 and concluded that no impairment existed.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Changes in the net carrying amount of goodwill by segment were as follows:

(in millions of dollars)	ACCO Brands North America	ACCO Brands International	Computer Products Group	Total

Balance at December 31, 2014	$387.6	$150.5	$6.8	$544.9
Translation	(5.2)	(20.8)	—	(26.0)
Balance at March 31, 2015	$382.4	$129.7	$6.8	$518.9

Goodwill	$513.3	$213.9	$6.8	$734.0
Accumulated impairment losses	(130.9)	(84.2)	—	(215.1)
Balance at March 31, 2015	$382.4	$129.7	$6.8	$518.9

Identifiable Intangible Assets

The gross carrying value and accumulated amortization by class of identifiable intangible assets as of March 31, 2015 and December 31, 2014 were as follows:

	March 31, 2015				December 31, 2014
(in millions of dollars)	Gross Carrying Amounts	Accumulated Amortization		Net Book Value	Gross Carrying Amounts	Accumulated Amortization		Net Book Value
Indefinite-lived intangible assets:
Trade names	$484.7	$(44.5)	(1)	$440.2	$499.4	$(44.5)	(1)	$454.9
Amortizable intangible assets:
Trade names	124.8	(56.5)		68.3	127.7	(55.5)		72.2
Customer and contractual relationships	98.6	(58.8)		39.8	100.4	(57.2)		43.2
Patents/proprietary technology	10.1	(9.1)		1.0	10.2	(9.1)		1.1
Subtotal	233.5	(124.4)		109.1	238.3	(121.8)		116.5
Total identifiable intangibles	$718.2	$(168.9)		$549.3	$737.7	$(166.3)		$571.4

(1)	Accumulated amortization prior to the adoption of authoritative guidance on goodwill and other intangible assets, at which time further amortization ceased.

The Company’s intangible amortization expense was $5.2 million and $5.9 million for the three months ended March 31, 2015 and 2014, respectively.

Estimated amortization expense for amortizable intangible assets as of March 31, 2015 for the current year and the next five years are as follows:

(in millions of dollars)	2015	2016	2017	2018	2019	2020
Estimated amortization expense	$19.4	$17.0	$13.9	$11.8	$9.7	$7.7

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

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

8. Restructuring

During 2014, we initiated restructuring actions that further enhance our ongoing efforts to centralize, control and streamline our global and regional operational, supply chain and administrative functions, primarily associated with our North American school, office and Computer Products Group workforce.

We recorded $0.5 million of income and $1.1 million of expense related to these restructuring actions for the three months ended March 31, 2015 and 2014, respectively. Employee termination income in 2015 relates to the release of reserves no longer required.

A summary of the activity in the restructuring accounts for the three months ended March 31, 2015 was as follows:

(in millions of dollars)	Balance at December 31, 2014	Income	Cash Expenditures	Non-cash Items/ Currency Change	Balance at March 31, 2015
Employee termination costs	$7.8	$(0.5)	$(2.1)	$(0.2)	$5.0
Termination of lease agreements	0.6	—	(0.1)	—	0.5
Total restructuring liability	$8.4	$(0.5)	$(2.2)	$(0.2)	$5.5

We expect the remaining $5.0 million of employee termination and $0.5 million of lease termination costs to be substantially paid within the next nine months.

9. Income Taxes

The reconciliation of income taxes for the three month periods ended March 31, 2015 and 2014, computed at the U.S. federal statutory income tax rate, compared to our effective income tax rate, was as follows:

	Three Months Ended March 31,
(in millions of dollars)	2015	2014
Income tax benefit computed at U.S. statutory income tax rate (35%)	$(2.0)	$(3.7)
Interest on Brazilian Tax Assessment	0.7	0.7
Miscellaneous	1.4	0.1
Income tax expense (benefit) as reported	$0.1	$(2.9)
Effective tax rate	(1.8)%	27.1%

For the three months ended March 31, 2015, we recorded an income tax expense of $0.1 million on a loss before taxes of $5.7 million. For the three months ended March 31, 2014, we reported an income tax benefit of $2.9 million on a loss before taxes of $10.7 million. The increase in income tax expense in 2015 was primarily due to interest expense on certain foreign tax disputes and unrealized tax benefits related to stock compensation.

The U.S. federal statute of limitations remains open for the year 2011 and forward. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from 2 to 5 years. Years still open to examination by foreign tax authorities in major jurisdictions include Australia (2010 forward), Brazil (2009 forward), Canada (2007 forward) and the U.K. (2012 forward). We are currently under examination in various foreign jurisdictions.

Income Tax Assessment

In connection with our May 1, 2012 acquisition of Mead Consumer and Office Products Business ("Mead C&OP") we assumed all of the tax liabilities for the acquired foreign operations including Tilibra Produtos de Papelaria Ltda. ("Tilibra"). In December of 2012, the Federal Revenue Department of the Ministry of Finance of Brazil ("FRD") issued a tax assessment (the "Brazilian Tax Assessment") against Tilibra, which challenged the tax deduction of goodwill from Tilibra's taxable income for the year 2007. A second assessment challenging the deduction of goodwill from Tilibra's taxable income for the years 2008, 2009 and 2010 was issued by FRD in October 2013.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Tilibra is disputing both of the tax assessments through established administrative procedures. We believe we have meritorious defenses and intend to vigorously contest these matters; however, there can be no assurances that we will ultimately prevail. We are in the early stages of the process to challenge the FRD's tax assessments, and the ultimate outcome will not be determined until the Brazilian tax appeal process is complete, which is expected to take a number of years. In addition, Tilibra's 2011-2012 tax years remain open and subject to audit, and there can be no assurances that we will not receive additional tax assessments regarding the goodwill for one or more of those years. With respect to years 2007 to 2012 we have accrued a total of R104.7 million ($32.5 million based on current exchange rates) of tax, penalties and interest. If the FRD's initial position is ultimately sustained, the amount assessed would materially and adversely affect our cash flow in the year of settlement.

Because there is no settled legal precedent on which to base a definitive opinion as to whether we will ultimately prevail, we consider the outcome of this dispute to be uncertain. Since it is not more likely than not that we will prevail, in 2012, we recorded a reserve in the amount of $44.5 million (at December 31, 2012 exchange rates) in consideration of this contingency, of which $43.3 million was recorded as an adjustment to the purchase price and which included the 2008-2012 tax years plus interest and penalties through December 2012. In addition, we will continue to accrue interest related to this contingency until such time as the outcome is known or until evidence is presented that we are more likely than not to prevail. During the three months ended March 31, 2015 and 2014, we accrued additional interest as a charge to current tax expense of $0.7 million and $0.7 million, respectively.

10. Earnings per Share

Total outstanding shares as of March 31, 2015 and 2014 were 110.9 million and 114.1 million, respectively. As part of our approved stock repurchase plan, in the first quarter of 2015, we repurchased and retired 2.1 million shares of common stock. In addition we acquired 0.6 million treasury shares related to tax withholding for share-based compensation. The calculation of basic earnings per common share is based on the weighted average number of common shares outstanding in the year, or period, over which they were outstanding. Our calculation of diluted earnings per common share assumes that any common shares outstanding were increased by shares that would be issued upon exercise of those stock units for which the average market price for the period exceeds the exercise price less the shares that could have been purchased by the Company with the related proceeds, including compensation expense measured but not yet recognized, net of tax.

	Three Months Ended March 31,
(in millions)	2015	2014
Weighted-average number of common shares outstanding — basic	112.0	113.8
Stock options	—	—
Stock-settled stock appreciation rights	—	—
Restricted stock units	—	—
Adjusted weighted-average shares and assumed conversions — diluted(1)	112.0	113.8

(1)
Due to the net loss during the three months ended March 31, 2015 and 2014, the denominator in the diluted earnings per share calculation does not include the effects of the stock awards for which the average market price for the period exceeds the exercise price, as it would result in a less dilutive computation. As a result, reported diluted earnings per share for the three months ended March 31, 2015 and 2014 are the same as basic earnings per share.

Awards of potentially dilutive shares of common stock pursuant to stock options which have exercise prices that were higher than the average market price during the period are not included in the computation of dilutive earnings per share as their effect would have been anti-dilutive. For the three months ended March 31, 2015 and 2014, these shares were approximately 9.8 million and 8.6 million, respectively.

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

Forward currency contracts are used to hedge foreign denominated inventory purchases for Europe, Australia, Canada and Japan and are designated as cash flow hedges. Unrealized gains and losses on these contracts for inventory purchases are deferred in other comprehensive income (loss) until the contracts are settled and the underlying hedged transactions are recognized, at which time the deferred gains or losses will be reported in the "Cost of products sold" line in the "Condensed Consolidated Statements of Operations". As of March 31, 2015 and December 31, 2014, we had cash-flow-designated foreign exchange contracts outstanding with a U.S. dollar equivalent notional value of $76.6 million and $68.4 million, respectively.

Forward currency contracts used to hedge foreign denominated intercompany loans are not designated as hedging instruments. Gains and losses on these derivative instruments are recognized within "Other income, net" in the "Condensed Consolidated Statements of Operations" and are largely offset by the change in the current translated value of the hedged item. The periods of the forward foreign exchange contracts correspond to the periods of the hedged transactions, and do not extend beyond December 2016. As of March 31, 2015 and December 31, 2014, we had undesignated foreign exchange contracts outstanding with a U.S. dollar equivalent notional value of $35.6 million and $55.8 million, respectively.

The following table summarizes the fair value of our derivative financial instruments as of March 31, 2015 and December 31, 2014:

	Fair Value of Derivative Instruments
	Derivative Assets			Derivative Liabilities
(in millions of dollars)	Balance Sheet Location	March 31, 2015	December 31, 2014	Balance Sheet Location	March 31, 2015	December 31, 2014
Derivatives designated as hedging instruments:
Foreign exchange contracts	Other current assets	$3.7	$4.6	Other current liabilities	$—	$0.1
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current assets	0.1	0.1	Other current liabilities	0.1	0.4
Total derivatives		$3.8	$4.7		$0.1	$0.5

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The following tables summarize the pre-tax effect of our derivative financial instruments on the condensed consolidated financial statements for the three months ended March 31, 2015 and 2014:

	The Effect of Derivative Instruments in Cash Flow Hedging Relationships on the Condensed Consolidated Financial Statements
	Amount of Gain (Loss) Recognized in OCI (Effective Portion)		Location of (Gain) Loss Reclassified from OCI to Income	Amount of (Gain) Loss Reclassified from AOCI to Income (Effective Portion)
	Three Months Ended March 31,			Three Months Ended March 31,
(in millions of dollars)	2015	2014		2015	2014
Cash flow hedges:
Foreign exchange contracts	$4.6	$1.2	Cost of products sold	$(5.7)	$(0.9)

	The Effect of Derivatives Not Designated as Hedging Instruments on the Consolidated Statements of Income
	Location of (Gain) Loss Recognized in Income on Derivatives	Amount of (Gain) Loss Recognized in Income
		Three Months Ended March 31,
(in millions of dollars)		2015	2014
Foreign exchange contracts	Other income, net	$0.9	$0.3

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

We have determined that our financial assets and liabilities are Level 2 in the fair value hierarchy. The following table sets forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2015 and December 31, 2014:

(in millions of dollars)	March 31, 2015	December 31, 2014
Assets:
Forward currency contracts	$3.8	$4.7
Liabilities:
Forward currency contracts	$0.1	$0.5

Our forward currency contracts are included in "Other current assets" or "Other current liabilities" and mature within 12 months. The forward foreign currency exchange contracts are primarily valued based on the foreign currency spot and forward rates quoted by the banks or foreign currency dealers. As such, these derivative instruments are classified within Level 2.

The fair values of cash and cash equivalents, notes payable to banks, accounts receivable and accounts payable approximate carrying amounts due principally to their short maturities. The carrying amount of total debt was $819.7 million and $800.7 million and the estimated fair value of total debt was $839.7 million and $831.9 million at March 31, 2015 and December 31, 2014,

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

respectively. The fair values are determined from quoted market prices, where available, and from investment bankers using current interest rates considering credit ratings and the remaining terms of maturity.

13. Accumulated Other Comprehensive Income (Loss)

Comprehensive income is defined as net income (loss) and other changes in stockholders’ equity from transactions and other events from sources other than stockholders. The components of, and changes in, accumulated other comprehensive income (loss), net of tax were as follows:

(in millions of dollars)	Derivative Financial Instruments	Foreign Currency Adjustments	Unrecognized Pension and Other Post-retirement Benefit Costs	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2014	$2.7	$(166.0)	$(129.3)	$(292.6)
Other comprehensive income (loss) before reclassifications, net of tax	3.2	(77.8)	4.2	(70.4)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	(4.0)	—	0.4	(3.6)
Balance at March 31, 2015	$1.9	$(243.8)	$(124.7)	$(366.6)

The reclassifications out of accumulated other comprehensive income (loss) for the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31,
	2015	2014
(in millions of dollars)	Amount Reclassified from Accumulated Other Comprehensive Income		Location on Income Statement
Details about Accumulated Other Comprehensive Income Components
Gain on cash flow hedges:
Foreign exchange contracts	$(5.7)	$(0.9)	Cost of products sold
Total before tax	(5.7)	(0.9)
Tax benefit	1.7	0.2	Income tax expense (benefit)
Net of tax	$(4.0)	$(0.7)
Defined benefit plan items:
Amortization of actuarial loss	$1.1	$1.5	(1)
Amortization of prior service cost	0.1	0.1	(1)
Total before tax	1.2	1.6
Tax expense	(0.8)	$(0.6)	Income tax expense (benefit)
Net of tax	$0.4	$1.0

Total reclassifications for the period, net of tax	$(3.6)	$0.3

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

Net sales by business segment for the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31,
(in millions of dollars)	2015	2014
ACCO Brands North America	$166.7	$171.4
ACCO Brands International	94.6	124.3
Computer Products Group	28.7	33.7
Net sales	$290.0	$329.4

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Operating income by business segment for the three months ended March 31, 2015 and 2014 was as follows(a):

	Three Months Ended March 31,
(in millions of dollars)	2015	2014
ACCO Brands North America	$5.6	$(1.5)
ACCO Brands International	3.3	7.6
Computer Products Group	2.0	1.9
Segment operating income	10.9	8.0
Corporate	(8.3)	(8.6)
Operating income (loss)	2.6	(0.6)
Interest expense	11.2	12.4
Interest income	(1.1)	(1.1)
Equity in earnings of joint ventures	(1.4)	(1.2)
Other income, net	(0.4)	—
Loss before income tax	$(5.7)	$(10.7)

(a)
Operating income as presented in the segment table above is defined as i) net sales; ii) less cost of products sold; iii) less advertising, selling, general and administrative expenses; iv) less amortization of intangibles; and v) less restructuring charges.

15. Joint Venture Investments

Summarized below is the financial information for the Company’s joint venture, Pelikan-Artline Pty Ltd., in which we own a 50% interest and which is accounted for under the equity method. Accordingly, we record our proportionate share of earnings or losses on the line entitled "Equity in earnings of joint ventures" in the "Condensed Consolidated Statements of Operations". Our share of the net assets of the joint venture is included within "Other non-current assets" in the "Condensed Consolidated Balance Sheets."

	Three Months Ended March 31,
(in millions of dollars)	2015	2014
Net sales	$24.1	$22.8
Gross profit	9.9	8.5
Net income	2.9	2.5

(in millions of dollars)	March 31, 2015	December 31, 2014
Current assets	$64.4	$83.4
Non-current assets	44.5	47.3
Current liabilities	30.0	40.7
Non-current liabilities	19.8	22.0

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

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

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

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

17. Condensed Consolidating Financial Information

Certain of the Company’s 100% owned domestic subsidiaries are required to jointly and severally, fully and unconditionally guarantee the 6.75% Senior Unsecured Notes that are due in the year 2020. Rather than filing separate financial statements for each guarantor subsidiary with the SEC, the Company has elected to present the following condensed consolidating financial statements, which includes the condensed consolidating statements of comprehensive income and results of operations for the three months ended March 31, 2015 and 2014, cash flows for the three months ended March 31, 2015, and 2014, and financial position as of March 31, 2015 and December 31, 2014 of the Company and its guarantor and non-guarantor subsidiaries (in each case carrying investments under the equity method), and the eliminations necessary to arrive at the reported amounts included in the condensed consolidated financial statements of the Company.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Condensed Consolidating Balance Sheets (Unaudited)

	March 31, 2015
(in millions of dollars)	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$6.5	$—	$84.3	$—	$90.8
Accounts receivable, net	—	90.5	141.9	—	232.4
Inventories	—	165.3	107.8	—	273.1
Receivables from affiliates	15.2	308.8	63.1	(387.1)	—
Deferred income taxes	27.2	—	7.0	—	34.2
Other current assets	1.1	15.8	22.6	—	39.5
Total current assets	50.0	580.4	426.7	(387.1)	670.0
Property, plant and equipment, net	4.1	117.2	102.0	—	223.3
Deferred income taxes	0.8	—	27.1	—	27.9
Goodwill	—	330.8	188.1	—	518.9
Identifiable intangibles, net	57.5	393.7	98.1	—	549.3
Other non-current assets	14.3	1.0	41.8	—	57.1
Investment in, long term receivable from affiliates	1,600.2	887.0	441.0	(2,928.2)	—
Total assets	$1,726.9	$2,310.1	$1,324.8	$(3,315.3)	$2,046.5
Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable	$20.0	$—	$0.6	$—	$20.6
Current portion of long-term debt	1.4	—	—	—	1.4
Accounts payable	—	89.6	61.5	—	151.1
Accrued compensation	1.0	9.8	10.1	—	20.9
Accrued customer programs liabilities	—	37.9	38.2	—	76.1
Accrued interest	14.7	—	—	—	14.7
Other current liabilities	3.2	26.0	26.1	—	55.3
Payables to affiliates	5.7	208.5	248.8	(463.0)	—
Total current liabilities	46.0	371.8	385.3	(463.0)	340.1
Long-term debt	797.7	—	—	—	797.7
Long-term notes payable to affiliates	178.2	26.7	25.8	(230.7)	—
Deferred income taxes	117.1	—	43.2	—	160.3
Pension and post-retirement benefit obligations	1.5	51.8	39.7	—	93.0
Other non-current liabilities	3.3	21.8	47.2	—	72.3
Total liabilities	1,143.8	472.1	541.2	(693.7)	1,463.4
Stockholders’ equity:
Common stock	1.1	448.0	239.1	(687.1)	1.1
Treasury stock	(10.7)	—	—	—	(10.7)
Paid-in capital	2,018.2	1,551.1	743.0	(2,294.1)	2,018.2
Accumulated other comprehensive loss	(366.6)	(65.7)	(251.1)	316.8	(366.6)
(Accumulated deficit) retained earnings	(1,058.9)	(95.4)	52.6	42.8	(1,058.9)
Total stockholders’ equity	583.1	1,838.0	783.6	(2,621.6)	583.1
Total liabilities and stockholders’ equity	$1,726.9	$2,310.1	$1,324.8	$(3,315.3)	$2,046.5

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

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Condensed Consolidating Statement of Comprehensive Income (Unaudited)

	Three Months Ended March 31, 2015
(in millions of dollars)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$169.3	$132.2	$(11.5)	$290.0
Cost of products sold	—	125.8	95.5	(11.5)	209.8
Gross profit	—	43.5	36.7	—	80.2
Advertising, selling, general and administrative expenses	9.7	36.2	27.0	—	72.9
Amortization of intangibles	—	4.3	0.9	—	5.2
Restructuring credits	—	(0.5)	—	—	(0.5)
Operating income (loss)	(9.7)	3.5	8.8	—	2.6
(Income) expense from affiliates	(0.3)	(5.2)	5.5	—	—
Interest expense	11.4	—	(0.2)	—	11.2
Interest income	—	—	(1.1)	—	(1.1)
Equity in earnings of joint ventures	—	—	(1.4)	—	(1.4)
Other (income) expense, net	0.2	(0.4)	(0.2)	—	(0.4)
(Loss) income before income taxes and earnings of wholly owned subsidiaries	(21.0)	9.1	6.2	—	(5.7)
Income tax expense (benefit)	(3.1)	—	3.2	—	0.1
(Loss) income before earnings of wholly owned subsidiaries	(17.9)	9.1	3.0	—	(5.8)
Earnings of wholly owned subsidiaries	12.1	5.4	—	(17.5)	—
Net (loss) income	$(5.8)	$14.5	$3.0	$(17.5)	$(5.8)
Comprehensive (loss) income	$(79.8)	$14.0	$(65.1)	$51.1	$(79.8)

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Condensed Consolidating Statement of Comprehensive Income (Unaudited)

	Three Months Ended March 31, 2014
(in millions of dollars)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$166.5	$170.9	$(8.0)	$329.4
Cost of products sold	—	125.6	123.3	(8.0)	240.9
Gross profit	—	40.9	47.6	—	88.5
Advertising, selling, general and administrative expenses	10.1	39.7	32.3	—	82.1
Amortization of intangibles	—	4.8	1.1	—	5.9
Restructuring charges	—	—	1.1	—	1.1
Operating (loss) income	(10.1)	(3.6)	13.1	—	(0.6)
Expense (income) from affiliates	(0.3)	(6.2)	6.5	—	—
Interest expense	12.4	—	—	—	12.4
Interest income	—	—	(1.1)	—	(1.1)
Equity in earnings of joint ventures	—	—	(1.2)	—	(1.2)
Other (income) expense, net	1.1	(0.9)	(0.2)	—	—
(Loss) income before income taxes and earnings of wholly owned subsidiaries	(23.3)	3.5	9.1	—	(10.7)
Income tax (benefit) expense	(6.1)	—	3.2	—	(2.9)
(Loss) income before earnings of wholly owned subsidiaries	(17.2)	3.5	5.9	—	(7.8)
Earnings of wholly owned subsidiaries	9.4	8.8	—	(18.2)	—
Net (loss) income	$(7.8)	$12.3	$5.9	$(18.2)	$(7.8)
Comprehensive income	$5.6	$13.0	$17.1	$(30.1)	$5.6

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Condensed Consolidating Statement of Cash Flows (Unaudited)

	Three Months Ended March 31, 2015
(in millions of dollars)	Parent	Guarantors	Non-Guarantors	Consolidated
Net cash provided (used) by operating activities	$(11.7)	$17.1	$44.5	$49.9
Investing activities:
Additions to property, plant and equipment	—	(5.3)	(3.4)	(8.7)
Payments for (proceeds from) interest in affiliates	—	7.9	(7.9)	—
Proceeds from the disposition of assets	—	—	0.1	0.1
Net cash (used) provided by investing activities	—	2.6	(11.2)	(8.6)
Financing activities:
Intercompany financing	(1.4)	(11.9)	13.3	—
Net dividends	9.3	(7.9)	(1.4)	—
Borrowings (repayments) of notes payable, net	20.0	—	(0.2)	19.8
Repurchases of common stock	(14.6)	—	—	(14.6)
Payments related to tax withholding for share-based compensation	(4.8)	—	—	(4.8)
Net cash provided (used) by financing activities	8.5	(19.8)	11.7	0.4
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(4.1)	(4.1)
Net increase (decrease) in cash and cash equivalents	(3.2)	(0.1)	40.9	37.6
Cash and cash equivalents:
Beginning of the period	9.7	0.1	43.4	53.2
End of the period	$6.5	$—	$84.3	$90.8

	Three Months Ended March 31, 2014
(in millions of dollars)	Parent	Guarantors	Non-Guarantors	Consolidated
Net cash provided (used) by operating activities	$(13.2)	$9.0	$52.2	$48.0
Investing activities:
Additions to property, plant and equipment	(0.1)	(1.4)	(5.3)	(6.8)
Payments for (proceeds from) interest in affiliates	—	2.5	(2.5)	—
Proceeds from the disposition of assets	—	0.7	0.1	0.8
Net cash (used) provided by investing activities	(0.1)	1.8	(7.7)	(6.0)
Financing activities:
Intercompany financing	8.3	(11.3)	3.0	—
Net dividends	3.6	(0.5)	(3.1)	—
Borrowings of notes payable, net	—	—	0.6	0.6
Payments related to tax withholding for share-based compensation	(1.4)	—	—	(1.4)
Net cash (used) provided by financing activities	10.5	(11.8)	0.5	(0.8)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	0.6	0.6
Net increase (decrease) in cash and cash equivalents	(2.8)	(1.0)	45.6	41.8
Cash and cash equivalents:
Beginning of the period	7.0	1.0	45.5	53.5
End of the period	$4.2	$—	$91.1	$95.3

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

18. Subsequent Event

Effective April 28, 2015 (the "Effective Date"), the Company entered into a Second Amended and Restated Credit Agreement, dated as of April 28, 2015 (the "Restated Credit Agreement"), among the Company, certain subsidiaries of the Company, Bank of America, N.A., as administrative agent, and the other agents and lenders party thereto.

The Restated Credit Agreement provides for a $600 million, five-year senior secured credit facility, which consists of a $300 million revolving credit facility (the "Restated Revolving Facility") and a $300 million term loan. Specifically, in connection with the Restated Credit Agreement, the Company:

•
replaced the Company’s existing U.S.-dollar denominated Senior Secured Term A Loan, due May 2018, under the 2013 Credit Agreement, which had an aggregate principal amount of $299 million outstanding immediately prior to the Effective Date, with a new U.S.-dollar denominated Senior Secured Term A Loan, with a maturity date as specified below, in an aggregate original principal amount of $300 million (the "Restated Term A Loan"); and

•
replaced the $250 million Revolving Facility under the 2013 Credit Agreement with the Restated Revolving Facility, under which approximately $42 million was outstanding immediately following the Effective Date.

Borrowings under the Restated Term A Loan were used to continue the entire outstanding principal amount of the existing Term A Loan and pay fees associated with the Restated Credit Agreement. The Restated Revolving Facility is expected to be available for working capital and general corporate purposes.

Borrowings under the Restated Revolving Facility and the Restated Term A Loan will mature on the earlier of (i) April 28, 2020 and (ii) the date that is 180 days prior to the maturity of the Company’s senior unsecured notes, due April 30, 2020, unless such notes are earlier refinanced. Amounts under the Revolving Facility will be non-amortizing. Beginning September 30, 2015, the outstanding principal amount under the Restated Term A Loan will be payable in quarterly installments in an amount representing, on an annual basis, 5.0% of the initial aggregate principal amount of such loan and increasing to 12.5% by September 30, 2018.

The Restated Credit Agreement permits the Company to seek increases in the size of the Restated Revolving Facility and the Restated Term A Loan prior to maturity by up to $500 million, in the aggregate, subject to certain conditions and lender commitment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three months ended March 31, 2015 and 2014, should be read in conjunction with the unaudited condensed consolidated financial statements of ACCO Brands Corporation and the accompanying notes contained herein.

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

Key factors that affect our profitability are volume, sales prices compared to commodity costs and foreign exchange rates (see the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for additional information regarding these and other risk factors).

Overview of Performance

During the first quarter of 2015, foreign exchange rates continued to deteriorate against the U.S. dollar ("USD") in comparison to December 31, 2014 spot rates and March 31, 2014 averages. This is important in understanding the changes in our Company's reported sales, earnings, cash flows and comparative balance sheet, because approximately half of our consolidated results are denominated in currencies other than the USD. The weakening of currencies relative to the USD has negatively impacted our first quarter results from both a translation and transaction perspective. Foreign currency fluctuations impact translation of our foreign operations when reported in USDs. Additionally, foreign currency fluctuations impact transactions as approximately half of the products we sell are sourced and are paid for in USDs based on prevailing currency exchange rates. During the quarter, the strong USD reduced the dollar-denominated sales contributed from our foreign operations and increased the cost of products sold relative the local selling prices for our foreign operations.

Compared to the first quarter of 2014, the quarterly average foreign exchange rates have declined as follows for our major currencies relative to the USD:

Currency	Decline versus Q1 2014
Brazilian real	(17)%
Canadian dollar	(11)%
Euro	(18)%
Australian dollar	(12)%
British pound	(8)%
Mexican peso	(11)%
Japanese yen	(13)%

During the first quarter, net sales decreased 12% to $290.0 million from $329.4 million in the prior year. Foreign currency translation reduced sales by $20.0 million, or 6%. The underlying decline was primarily in the International segment, where sales were lower largely in Brazil as the result of continued weak economic conditions. Operating income increased by $3.2 million to $2.6 million in this seasonally lower sales and profit quarter. Foreign currency translation reduced operating income by $1.8 million. Despite the sales decline, we improved our gross margin to 27.7% from 26.9%, and we reduced our SG&A expenses by 6% after adjusting for the benefit of lower exchange rates. These improvements were driven by cost savings and productivity initiatives, primarily in North America.

Net loss was $5.8 million, or $0.05 per diluted share, compared to a net loss of $7.8 million, or $0.07 per diluted share, in the prior year. During the quarter we repurchased $19.4 million of our Company's common stock.
Three months ended March 31, 2015 versus three months ended March 31, 2014
The following table presents the Company’s results for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,		Amount of Change
(in millions of dollars)	2015	2014	$	%
Net sales	$290.0	$329.4	$(39.4)	(12)%
Cost of products sold	209.8	240.9	(31.1)	(13)%
Gross profit	80.2	88.5	(8.3)	(9)%
Gross profit margin	27.7%	26.9%		0.8	pts
Advertising, selling, general and administrative expenses	72.9	82.1	(9.2)	(11)%
Amortization of intangibles	5.2	5.9	(0.7)	(12)%
Restructuring (credits) charges	(0.5)	1.1	(1.6)	NM
Operating income (loss)	2.6	(0.6)	3.2	NM
Operating income (loss) margin	0.9%	(0.2)%		1.1	pts
Interest expense	11.2	12.4	(1.2)	(10)%
Interest income	(1.1)	(1.1)	—	-
Equity in earnings of joint ventures	(1.4)	(1.2)	(0.2)	17%
Other income, net	(0.4)	—	(0.4)	NM
Income tax expense (benefit)	0.1	(2.9)	3.0	103%
Effective tax rate	(1.8)%	27.1%		(28.9)	pts
Net loss	(5.8)	(7.8)	2.0	26%

Net Sales

Net sales decreased by $39.4 million, or 12%, to $290.0 million from $329.4 million in the prior-year period. Foreign currency translation reduced sales by $20.0 million, or 6%. The underlying sales decrease was primarily in the International segment, particularly in Brazil where continued weak economic conditions resulted in lower sales volume, channel inventory de-stocking and lower consumer demand for premium priced items. Partially offsetting the lower sales volume was higher pricing of 2%. Underlying sales declined 6% for the Computer Product Group segment and slightly in the North America segment.

Cost of Products Sold

Cost of products sold includes all manufacturing, product sourcing and distribution costs, including depreciation related to assets used in the manufacturing, procurement and distribution process, allocation of certain information technology costs supporting those processes, inbound and outbound freight, shipping and handling costs, purchasing costs associated with materials and packaging used in the production processes, and inventory valuation adjustments. Cost of products sold decreased $31.1 million, or 13%, to $209.8 million from $240.9 million in the prior-year period. Foreign currency translation reduced cost of products sold by $14.2 million, or 6%. The underlying decline was driven by lower sales volume, cost reductions and productivity improvements, partially offset by increased cost of products sold at our foreign business units that source their inventory in USD.

Gross Profit

Management believes that gross profit and gross profit margin provide enhanced shareholder understanding of underlying operating profit drivers. Gross profit decreased $8.3 million, or 9%, to $80.2 million from $88.5 million in the prior-year period. Foreign currency translation reduced gross profit by $5.8 million, or 7%. The underlying decline was driven by lower sales volume and increased product costs at our foreign business units that source their inventory in USD, partially offset by higher pricing and cost reductions.

Gross profit margin increased to 27.7% from 26.9%. The underlying increase was primarily in our North America segment, driven by cost savings and productivity improvements.

Advertising, Selling, General and Administrative Expenses

Advertising, selling, general and administrative expenses (“SG&A”) include advertising, marketing, selling (including commissions), research and development, customer service, depreciation related to assets outside the manufacturing and distribution processes and all other general and administrative expenses outside the manufacturing and distribution functions (e.g., finance, human resources, information technology, etc.). SG&A decreased $9.2 million, or 11%, to $72.9 million from $82.1 million in the prior-year period. Foreign currency translation reduced SG&A by $3.9 million, or 5%. The underlying decrease was driven by cost savings, productivity improvements and $1.7 million of lower pension costs.

As a percentage of sales, SG&A increased to 25.1% from 24.9% in the prior-year period due to lower sales, partially offset by the savings mentioned above.

Restructuring (Credits) Charges

Restructuring charges decreased by $1.6 million from the prior-year period as there have been no new restructuring initiatives in 2015. Restructuring credits in the current year reflect adjustments to the initiatives commenced in 2014.

Operating Income (Loss)

Operating income increased by $3.2 million, to $2.6 million from a loss of $0.6 million in the prior-year period. Foreign currency translation reduced operating income by $1.8 million. The underlying increase was due to lower SG&A and restructuring expenses, partially offset by lower gross profit.

Interest Expense

Interest expense decreased by $1.2 million, or 10%, to $11.2 million from $12.4 million in the prior-year period. The decrease was primarily due to lower debt outstanding compared to the prior year.

Income Taxes

Income tax expense was $0.1 million on a loss before taxes of $5.7 million, with an effective tax rate of (1.8)%. For the prior-year period, income tax benefit was $2.9 million on a loss before taxes of $10.7 million, with an effective tax rate of 27.1%. The increase in income tax expense was primarily due to interest expense on certain foreign tax disputes and unrealized tax benefits related to stock compensation.

Segment Discussion

	Three Months Ended March 31, 2015			Amount of Change
	Net Sales	Segment Operating Income (A)	Operating Income Margin	Net Sales	Net Sales	Segment Operating Income	Segment Operating Income	Margin Points

(in millions of dollars)				$	%	$	%
ACCO Brands North America	$166.7	$5.6	3.4%	$(4.7)	(3)%	$7.1	NM	430
ACCO Brands International	94.6	3.3	3.5%	(29.7)	(24)%	(4.3)	(57)%	(260)
Computer Products Group	28.7	2.0	7.0%	(5.0)	(15)%	0.1	5%	140
Total	$290.0	$10.9		$(39.4)		$2.9

	Three Months Ended March 31, 2014
	Net Sales	Segment Operating Income (A)	Operating Income Margin

(in millions of dollars)
ACCO Brands North America	$171.4	$(1.5)	(0.9)%
ACCO Brands International	124.3	7.6	6.1%
Computer Products Group	33.7	1.9	5.6%
Total	$329.4	$8.0

(A)     Segment operating income excludes corporate costs; "Interest expense;" "Interest income;" "Equity in earnings of joint ventures;" and "Other income, net." See "Item 1. Note 14, Information on Business Segments," for a reconciliation of total Segment operating income to "Loss before income tax."

ACCO Brands North America

ACCO Brands North America net sales decreased $4.7 million, or 3%, to $166.7 million compared to $171.4 million in the prior-year period. Foreign currency translation reduced sales by $2.6 million, or 2%. The underlying 1% decrease was across office products superstores and wholesalers in both U.S. and Canada, partially offset by price increases.

ACCO Brands North America operating income increased $7.1 million, to $5.6 million compared to a loss of $1.5 million in the prior-year period, and operating income margin increased to 3.4% from (0.9)%. The improvement was driven primarily by cost savings from prior year restructuring initiatives, productivity improvements and lower pension expenses, as well as a reduction in restructuring charges.

ACCO Brands International

ACCO Brands International net sales decreased $29.7 million, or 24%, to $94.6 million compared to $124.3 million in the prior-year period. Foreign currency translation reduced sales by $14.4 million, or 12%. The underlying sales volume decline was in all regions, principally driven by Brazil due to continued weak economic conditions, which have resulted in lower sales volume, channel inventory de-stocking and consumers' substitution of lower price point items. This was partially offset by higher pricing of 4%. We expect the soft economic trends in Brazil to continue.

ACCO Brands International operating income decreased $4.3 million, or 57%, to $3.3 million compared to $7.6 million in the prior-year period, and operating income margin decreased to 3.5% from 6.1%. Foreign currency translation reduced operating income by $0.9 million, or 12%. The underlying decline was due primarily to lower sales volume.

Computer Products Group

Computer Products Group net sales decreased $5.0 million, or 15%, to $28.7 million from $33.7 million in the prior-year period. Foreign currency translation reduced sales by $3.0 million, or 9%. The underlying decline was due to reduced volume of tablet accessories resulting from our strategic decision to shift focus away from these low margin commoditized accessories. We expect the adverse comparative impact from this decision to be completed in the first half of 2015. Sales of our security and laptop accessory products (over 80% of sales) were up slightly from the prior year as a result of stabilization in demand for personal computers.

Computer Products Group operating income increased $0.1 million, or 5%, to $2.0 million compared to $1.9 million in the prior-year period, and operating income margin increased to 7.0% from 5.6%. Foreign currency translation reduced operating income by $0.9 million, or 47%. The underlying operating income and margin increased due to a favorable product mix (increased mix of higher margin security and laptop accessories products and less low margin tablet accessories) and lower SG&A expenses.

Liquidity and Capital Resources

Our primary liquidity needs are to reduce our borrowings, service indebtedness, fund capital expenditures, support working capital requirements and repurchase our shares. Our principal sources of liquidity are cash flows from operating activities, cash and cash equivalents held and seasonal borrowings under our Revolving Facility. As of March 31, 2015, there were borrowings of $20.0 million under our $250.0 million Revolving Facility and the amount available for borrowings was $217.3 million (allowing for $12.7 million of letters of credit outstanding on that date). We expect to repay the Revolving Facility by the end of 2015. We maintain adequate financing arrangements at market rates. Because of the seasonality of our business we typically generate much of our cash flow in the first, third and fourth quarters as receivables are collected and have a cash use in the second quarter as working capital increases to support the North America back-to-school season. Our Brazilian business is highly seasonal due to the combined impact of the back-to-school season coinciding with the calendar year-end in the fourth quarter. Due to various tax laws, it is costly to transfer short-term working capital in and out of Brazil. Therefore, our normal practice is to hold seasonal cash requirements within Brazil, invested in short-term Brazilian government securities. Consolidated cash and cash equivalents was $90.8 million as of March 31, 2015, of which approximately $59 million was held in Brazil. Our priorities for all other cash flow use over the near term, after funding internal growth, are debt reduction, stock repurchases and acquisitions' funding.

The current senior secured credit facilities have a weighted average interest rate of 2.21% as of March 31, 2015 and our senior unsecured notes have a fixed interest rate of 6.75%.

Cash Flow for the three months ended March 31, 2015 versus three months ended March 31, 2014

Cash Flow from Operating Activities

Cash provided by operating activities during the three months ended March 31, 2015 was $49.9 million. Significant deterioration of exchange rates used to translate the earnings and cash flows of our foreign operations have resulted in lower cash inflow when the first three months of 2015 are compared to 2014. The net cash inflow during the first three months was primarily generated by net working capital (accounts receivable, inventories and accounts payable) which contributed $101.8 million. Of this, $157.2 million is related to collections of customer accounts receivable, which is seasonally very strong during the first quarter when the high volume of sales from the third and fourth quarters are collected. Cash used for inventory of $52.8 million is higher than the prior year due to sales softness across most foreign operations, delayed physical receipt of finished goods due to the west coast port dispute and increased inventory held on consignment. Partially offsetting the cash flow generated by net working capital were significant cash outflows related to the settlement of customer rebate program liabilities, although lower than the prior year due to lower fourth quarter sales and rebate obligations, mainly in North America. In addition, cash restructuring payments in 2015 were $2.2 million, which are lower than the $6.4 million in the prior-year period (as we complete payments associated with our restructuring actions). Other significant cash payments in 2015 include income tax payments of $6.3 million, which were lower than the $13.2 million paid in 2014 due to certain one-off estimated payments in the prior year, and cash contributions to the Company's pension plans which were $2.0 million in 2015, compared to the $5.2 million in 2014 due to reduced U.S. funding requirements.

During the three months ended March 31, 2014 cash provided by operating activities was $48.0 million. The net cash inflow was primarily generated by net working capital (accounts receivable, inventories and accounts payable) of $136.4 million, of which $187.8 million was related to collections of customer accounts receivable which is seasonally very strong following the high volume of sales during the third and fourth quarters. The use of cash for inventory of $42.9 million was in preparation for the back-to-school selling season and included purchases of raw materials in advance of price increases in some markets. Cash used by accounts payable of $8.5 million resulted from increased purchases of raw materials in anticipation of paper price increases.

The table below shows our cash flow from accounts receivable, inventories and accounts payable for the three months ended March 31, 2015 and 2014:

	Three Months Ended
(in millions of dollars)	March 31, 2015	March 31, 2014
Accounts receivable	$157.2	$187.8
Inventories	(52.8)	(42.9)
Accounts payable	(2.6)	(8.5)
Cash flow provided by net working capital	$101.8	$136.4

Cash Flow from Investing Activities

Cash used by investing activities was $8.6 million and $6.0 million for the three months ended March 31, 2015 and 2014, respectively. Gross capital expenditures were $8.7 million and $6.8 million for the three months ended March 31, 2015 and 2014, respectively, with the increased investment due to leasehold improvements associated with relocated facilities and additional information technology initiatives. Proceeds from the sale of properties and other assets were $0.1 million for the first three months of 2015, and $0.8 million in 2014.

Cash Flow from Financing Activities

Cash provided by financing activities for the three months ended March 31, 2015 was $0.4 million, and in 2014 was a use of $0.8 million. Cash provided in 2015 reflects borrowing on our short-term credit facility of $19.8 million, which was substantially used to repurchase $19.4 million of the Company's common stock. In 2014, $1.4 million was used to repurchase shares of common stock, partly offset by short-term borrowing of $0.6 million.
Credit Facilities and Notes Covenants

As of and for the period ended March 31, 2015, the Company was in compliance with all applicable covenants under the senior secured credit facilities and indenture governing the senior unsecured notes.

Guarantees and Security

Generally, obligations under our credit agreement and debt instruments are guaranteed by certain of the Company's existing and future domestic subsidiaries, and are secured by substantially all of the Company's and certain guarantor subsidiaries' assets, subject to certain exclusions and limitations.

Adequacy of Liquidity Sources

We believe that cash flow from operations, our current cash balance and other sources of liquidity, including borrowings available under our Revolving Facility, will be adequate to support our requirements for working capital, capital expenditures and to service indebtedness for the foreseeable future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk" of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material changes to Foreign Exchange Risk Management or Interest Rate Risk Management in the quarter ended March 31, 2015 or through the date of this report.

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

(b) Changes in Internal Control over Financial Reporting.

There has been no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are various claims, lawsuits and pending actions against us incidental to our operations, including the income tax assessment against our Brazilian subsidiary, Tilibra Produtos de Papelaria Ltda (the "Brazilian Tax Assessment"), which is more fully described in our Annual Report on Form 10-K for the year ended December 31, 2014 and in "Part I, Item 1. Note 9. Income Taxes - Income Tax Assessment" to the Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q. It is the opinion of management that (other than the Brazilian Tax Assessment) the ultimate resolution of these matters will not have a material adverse effect on our consolidated financial condition, results of operations or cash flows. However, we can make no assurances that we will ultimately be successful in our defense of any of these matters.

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in "Part I, Item 1A. - Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not applicable.

(b) Not applicable.

(c) Common Stock Purchases

The following table provides information about the Company’s purchases of equity securities during the quarter ended March 31, 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
January 1, 2015 to January 31, 2015	—	$—	—	$80,571,795
February 1, 2015 to February 28, 2015	174,965	7.50	174,965	79,260,175
March 1, 2015 to March 31, 2015	1,955,454	7.65	1,955,454	64,291,721
Total	2,130,419	$7.64	2,130,419

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

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows and (v) related notes to those financial statements*

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGISTRANT:

ACCO BRANDS CORPORATION

By:	/s/ Boris Elisman
Boris Elisman
President and Chief Executive Officer (principal executive officer)

By:	/s/ Neal V. Fenwick
Neal V. Fenwick
Executive Vice President and Chief Financial Officer (principal financial officer)

By:	/s/ Kathleen D. Schnaedter
Kathleen D. Schnaedter
Senior Vice President, Corporate Controller and Chief Accounting Officer (principal accounting officer)
Date: April 29, 2015

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

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows and (v) related notes to those financial statements*

*	Filed herewith.

**	Furnished herewith.