Form 10-Q
period 2015-06-30
ACCO BRANDS Corp
filed 2015-07-29
CIK 712034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 23, 2015, the registrant had outstanding 108,124,434 shares of Common Stock.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of invoking these safe harbor provisions. These forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “will,” “believe,” “expect,” “intend,” “anticipate,” “estimate,” “forecast,” “project,” “plan,” or similar expressions. In particular, our business outlook is based on certain assumptions, which we believe to be reasonable under the circumstances. These include, without limitation, assumptions regarding changes in the macro environment, fluctuations in foreign currency rates, changes in the competitive landscape and consumer behavior and the effect of consolidation in the office products industry, as well as other factors described below.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ACCO Brands Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

	June 30, 2015	December 31, 2014
(in millions of dollars)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$86.9	$53.2
Accounts receivable, net	335.6	420.5
Inventories	314.1	229.9
Deferred income taxes	33.7	39.4
Other current assets	40.1	35.8
Total current assets	810.4	778.8
Total property, plant and equipment	544.0	547.7
Less accumulated depreciation	(318.7)	(312.2)
Property, plant and equipment, net	225.3	235.5
Deferred income taxes	30.8	31.7
Goodwill	523.5	544.9
Identifiable intangibles, net	547.5	571.4
Other non-current assets	56.8	64.1
Total assets	$2,194.3	$2,226.4
Liabilities and Stockholders' Equity
Current liabilities:
Notes payable	$95.3	$0.8
Current portion of long-term debt	10.0	0.8
Accounts payable	191.5	159.1
Accrued compensation	29.9	36.6
Accrued customer program liabilities	84.9	111.8
Accrued interest	6.2	6.5
Other current liabilities	53.6	79.8
Total current liabilities	471.4	395.4
Long-term debt	785.0	799.0
Deferred income taxes	169.0	172.2
Pension and post-retirement benefit obligations	91.0	100.5
Other non-current liabilities	74.3	78.3
Total liabilities	1,590.7	1,545.4
Stockholders' equity:
Common stock	1.1	1.1
Treasury stock	(11.6)	(5.9)
Paid-in capital	1,999.5	2,031.5
Accumulated other comprehensive loss	(354.2)	(292.6)
Accumulated deficit	(1,031.2)	(1,053.1)
Total stockholders' equity	603.6	681.0
Total liabilities and stockholders' equity	$2,194.3	$2,226.4

See Notes to Condensed Consolidated Financial Statements.

ACCO Brands Corporation and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions of dollars, except per share data)	2015	2014	2015	2014
Net sales	$394.7	$427.7	$684.7	$757.1
Cost of products sold	268.0	296.5	477.8	537.4
Gross profit	126.7	131.2	206.9	219.7
Operating costs and expenses:
Advertising, selling, general and administrative expenses	72.4	81.7	145.3	163.8
Amortization of intangibles	4.9	5.6	10.1	11.5
Restructuring charges (credits)	0.2	—	(0.3)	1.1
Total operating costs and expenses	77.5	87.3	155.1	176.4
Operating income	49.2	43.9	51.8	43.3
Non-operating expense (income):
Interest expense	11.3	12.1	22.5	24.5
Interest income	(2.3)	(2.0)	(3.4)	(3.1)
Equity in earnings of joint ventures	(1.2)	(1.2)	(2.6)	(2.4)
Other expense, net	2.3	0.1	1.9	0.1
Income before income tax	39.1	34.9	33.4	24.2
Income tax expense	11.4	13.6	11.5	10.7
Net income	$27.7	$21.3	$21.9	$13.5

Per share:
Basic income per share	$0.25	$0.19	$0.20	$0.12
Diluted income per share	$0.25	$0.18	$0.19	$0.12

Weighted average number of shares outstanding:
Basic	109.1	114.2	110.6	114.0
Diluted	110.6	116.6	112.5	116.5
See Notes to Condensed Consolidated Financial Statements.

ACCO Brands Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions of dollars)	2015	2014	2015	2014
Net income	$27.7	$21.3	$21.9	$13.5
Other comprehensive income (loss), before tax:
Unrealized (loss) gain on derivative financial instruments:
(Loss) gain arising during the period	(0.4)	(1.5)	4.2	(0.3)
Reclassification of gain included in net income	(1.6)	—	(7.3)	(0.9)
Foreign currency translation:
Foreign currency translation adjustments	17.2	15.3	(60.6)	27.8
Pension and other post-retirement plans:
Amortization of actuarial loss included in net income	1.1	1.6	2.2	3.1
Amortization of prior service cost included in net income	0.1	0.1	0.2	0.2
Other	(5.7)	(1.8)	(0.8)	(2.4)
Other comprehensive income (loss), before tax	10.7	13.7	(62.1)	27.5
Income tax benefit related to items of other comprehensive income (loss)	1.7	0.4	0.5	—
Comprehensive income (loss)	$40.1	$35.4	$(39.7)	$41.0

See Notes to Condensed Consolidated Financial Statements.

ACCO Brands Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(in millions of dollars)	2015	2014
Operating activities
Net income	$21.9	$13.5
Loss on disposal of assets	0.3	0.4
Depreciation	16.8	18.3
Other non-cash charges	—	0.6
Amortization of debt issuance costs	1.7	1.8
Amortization of intangibles	10.1	11.5
Stock-based compensation	7.6	7.7
Loss on debt extinguishment	1.9	—
Equity in earnings of joint ventures, net of dividends received	1.2	2.4
Changes in balance sheet items:
Accounts receivable	59.4	108.1
Inventories	(91.7)	(71.3)
Other assets	(9.1)	(14.0)
Accounts payable	37.3	12.1
Accrued expenses and other liabilities	(52.5)	(77.4)
Accrued income taxes	4.0	(8.1)
Net cash provided by operating activities	8.9	5.6
Investing activities
Additions to property, plant and equipment	(15.6)	(13.1)
Proceeds from the disposition of assets	0.1	3.8
Net cash used by investing activities	(15.5)	(9.3)
Financing activities
Proceeds from long-term borrowings	300.0	—
Repayments of long-term debt	(304.1)	—
Borrowings of notes payable, net	94.5	43.3
Payments for debt issuance costs	(1.7)	(0.3)
Repurchases of common stock	(40.0)	—
Payments related to tax withholding for share-based compensation	(5.7)	(1.8)
Proceeds from the exercise of stock options	0.3	—
Net cash provided by financing activities	43.3	41.2
Effect of foreign exchange rate changes on cash and cash equivalents	(3.0)	1.3
Net increase in cash and cash equivalents	33.7	38.8
Cash and cash equivalents
Beginning of the period	53.2	53.5
End of the period	$86.9	$92.3

See Notes to Condensed Consolidated Financial Statements.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements

1. Basis of Presentation

As used in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, the terms "ACCO Brands," "ACCO," the "Company," "we," "us," and "our" refer to ACCO Brands Corporation and its consolidated subsidiaries.

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

The Condensed Consolidated Balance Sheet as of June 30, 2015, the related Condensed Consolidated Statements of Income and the Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2015 and 2014 and Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014 are unaudited. The December 31, 2014 Condensed Consolidated Balance Sheet data was derived from audited financial statements, but does not include all annual disclosures required by U.S. GAAP. The above referenced financial statements included herein were prepared by management on the same basis as the Company's audited consolidated financial statements for the year ended December 31, 2014 and reflect all adjustments (consisting solely of normal recurring items unless otherwise noted) which are, in the opinion of management, necessary for the fair presentation of results of operations and cash flows for the interim periods ended June 30, 2015 and 2014, and the financial position of the Company as of June 30, 2015. Interim results may not be indicative of results for a full year.

We have reclassified certain costs from cost of products sold to SG&A to align classifications of certain expenses across our businesses. All prior periods have been adjusted to make the results comparable. For the three and six months ended June 30, 2014, reclassified costs totaled $0.6 million and $0.8 million, respectively. These historical reclassifications are not material and have had no effect on net income.

The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting periods. Actual results could differ from those estimates.

2. Recent Accounting Pronouncements

In July 2015, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2015-11, Simplifying the Measurement of Inventory ("ASU 2015-11"). The standard applies to inventory that is measured using first-in, first-out (FIFO) or average cost. An entity should measure inventory within the scope of ASU 2015-11 at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The amendments in ASU 2015-11 more closely align the measurement of inventory in U.S. GAAP with the measurement of inventory in International Financial Reporting Standards (IFRS). ASU 2015-11 is effective for fiscal years beginning after December 15, 2016. The Company is in the process of evaluating the impact of adoption of ASU 2015-11 on its consolidated financial statements.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

3. Long-term Debt and Short-term Borrowings

Notes payable and long-term debt, listed in order of their security interests, consisted of the following as of June 30, 2015 and December 31, 2014:

(in millions of dollars)	June 30, 2015	December 31, 2014
U.S. Dollar Senior Secured Term Loan A, due April 2020 (floating interest rate of 1.78% at June 30, 2015)	$295.0	$—
U.S. Dollar Senior Secured Term Loan A, due May 2018 (floating interest rate of 2.24% at December 31, 2014)	—	299.0
Senior Secured Revolving Credit Facility, due April 2020 (floating interest rate of 1.69% at June 30, 2015)	95.0	—
Senior Unsecured Notes, due April 2020 (fixed interest rate of 6.75%)	500.0	500.0
Other borrowings	0.3	1.6
Total debt	890.3	800.6
Less: current portion	(105.3)	(1.6)
Total long-term debt	$785.0	$799.0

Effective April 28, 2015 (the "Effective Date"), the Company entered into a Second Amended and Restated Credit Agreement, dated as of April 28, 2015 (the "Restated Credit Agreement"), among the Company, certain subsidiaries of the Company, Bank of America, N.A., as administrative agent, and the other agents and lenders party thereto. The Restated Credit Agreement amends and restates the Company’s existing credit agreement, dated as of May 13, 2013, as amended (the "2013 Credit Agreement"). In addition, immediately prior to the effectiveness of the Restated Credit Agreement, the Company entered into a Third Amendment, dated as of April 28, 2015 (the "Third Amendment"), to the 2013 Credit Agreement in order to facilitate the entry into and obtain certain lender consents for the Restated Credit Agreement. The Company subsequently entered into a First Amendment to the Restated Credit Agreement dated as of July 7, 2015 (the “First Amendment”), which First Amendment eliminated the requirement to use commercially reasonable efforts to maintain public ratings of the Company’s senior secured debt and revised the definition of “Change of Control” in Section 1.01 of the Restated Credit Agreement to remove language that could be viewed as effectively limiting the ability of stockholders to nominate and elect new directors, commonly referred to as a “dead hand proxy put.” The revision to the definition of “Change of Control” in the First Amendment is responsive to recent developments under Delaware law occurring after the date of the 2013 Credit Agreement.

The Restated Credit Agreement provides for a $600.0 million, five-year senior secured credit facility, which consists of a $300.0 million revolving credit facility (the "Restated Revolving Facility") and a $300.0 million term loan. Specifically, in connection with the Restated Credit Agreement, the Company:

•
replaced the Company’s existing U.S.-dollar denominated Senior Secured Term A Loan, due May 2018, under the 2013 Credit Agreement (the "Existing Term A Loan"), which had an aggregate principal amount of $299.0 million outstanding immediately prior to the Effective Date, with a new U.S.-dollar denominated Senior Secured Term A Loan, with a maturity date as specified below, in an aggregate original principal amount of $300.0 million (the "Restated Term A Loan"); and

•
replaced the $250.0 million revolving credit facility under the 2013 Credit Agreement with the Restated Revolving Facility, under which approximately $42.0 million was outstanding immediately following the Effective Date.

Borrowings under the Restated Term A Loan were used to continue the entire outstanding principal amount of the Existing Term A Loan and pay fees associated with the Restated Credit Agreement. The Restated Revolving Facility is expected to be available for working capital and general corporate purposes. Undrawn amounts under the Restated Revolving Facility will be subject to a commitment fee rate of 0.25% to 0.40% per annum, depending on the Company’s consolidated leverage ratio. As of June 30, 2015, the commitment fee rate was 0.30%.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

As of June 30, 2015, there were borrowings of $95.0 million under the Restated Revolving Facility. The amount available for borrowings was $198.0 million (allowing for $7.0 million of letters of credit outstanding on that date). We expect to repay the Restated Revolving Facility by the end of 2015.

Maturity and amortization

Borrowings under the Restated Revolving Facility and the Restated Term A Loan will mature on the earlier of (i) April 28, 2020 and (ii) the date that is 180 days prior to the maturity of the Company’s senior unsecured notes, due April 30, 2020, unless such notes are earlier refinanced. Amounts under the Restated Revolving Facility will be non-amortizing. Beginning September 30, 2015, the outstanding principal amount under the Restated Term A Loan will be payable in quarterly installments in an amount representing, on an annual basis, 5.0% of the initial aggregate principal amount of such loan and increasing to 12.5% by September 30, 2018. As of June 30, 2015, the current principal amount due in the next year is $10.0 million on the Restated Term A Loan.

Interest rates

Amounts outstanding under the Restated Credit Agreement will bear interest (i) in the case of Eurodollar loans, at a rate per annum equal to the Eurodollar rate (which is based on an average British Bankers Association Interest Settlement Rate) plus the applicable rate; (ii) in the case of loans made at the Base Rate (which means the highest of (a) the Bank of America, N.A. prime rate then in effect, (b) the Federal Funds effective rate then in effect plus ½ of 1.00% and (c) the Eurodollar rate that would be payable on such day for a Eurodollar loan with a 1-month interest period plus 1.00%), at a rate per annum equal to the Base Rate plus the applicable rate; and (iii) in the case of swing line loans, at a rate per annum equal to the Base Rate plus the applicable rate. Separate base interest rate and applicable rate provisions will apply for any Canadian or Australian currency denominated loans.

The applicable rate applied to outstanding Eurodollar loans and Base Rate loans is based on the Company’s Consolidated Leverage Ratio (as defined in the Restated Credit Agreement) as follows:

Consolidated Leverage Ratio	Applicable Rate on Eurodollar Loans	Applicable Rate on Base Rate Loans
> 4.00 to 1.00	2.50%	1.50%
≤ 4.00 to 1.00 and > 3.50 to 1.00	2.25%	1.25%
≤ 3.50 to 1.00 and > 3.00 to 1.00	2.00%	1.00%
≤ 3.00 to 1.00 and > 2.00 to 1.00	1.50%	0.50%
≤ 2.00 to 1.00	1.25%	0.25%

As of June 30, 2015, all of the amounts outstanding under the Restated Term Loan A bore interest at a Eurodollar rate plus the applicable rate of 1.50% and the amounts drawn under the Restated Revolving Facility bore interest at either a Eurodollar rate plus 1.50% or a Base Rate plus the applicable rate of 0.50%.

Prepayments

Subject to certain conditions and exceptions, the Restated Credit Agreement requires the Company to prepay outstanding loans in certain circumstances, including (a) in an amount equal to 100.0% of the net cash proceeds from sales or dispositions of property or assets in excess of $10.0 million per fiscal year, (b) in an amount equal to 100.0% of the net cash proceeds from property insurance or condemnation awards in excess of $10.0 million per fiscal year, and (c) in an amount equal to 100.0% of the net cash proceeds from additional debt other than debt permitted under the Restated Credit Agreement. The Company also is required to prepay outstanding loans with specified percentages of excess cash flow based on its leverage. The Restated Credit Agreement contains other customary prepayment obligations and provides for voluntary commitment reductions and prepayment of loans, subject to certain conditions and exceptions.

Permitted acquisitions

The Restated Credit Agreement increases the aggregate amount of Investments (as defined in the Restated Credit Agreement) allowed to be made by the Company and other Loan Parties (as defined in the Restated Credit Agreement) in subsidiaries used to

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

consummate permitted acquisitions by such subsidiaries to the greater of $500.0 million or 15.0% of Consolidated Total Assets (as defined in the Restated Credit Agreement).

Dividends and share repurchases.

Under the Restated Credit Agreement, the Company may pay dividends and/or repurchase shares in an aggregate amount equal to the sum of:

(i)	the greater of (a) $25.0 million and (b) 1.0% of the Company’s Consolidated Total Assets, plus

(ii)
an aggregate amount not to exceed $60.0 million in any fiscal year; provided the Company’s Consolidated Leverage Ratio after giving pro forma effect to the restricted payment is greater than 2.50:1.00 and less than or equal to 3.75:1.00, plus

(iii)	an additional amount so long as the Consolidated Leverage Ratio after giving pro forma effect to the restricted payment is less than or equal to 2.50:1.00, plus

(iv)	any Net Equity Proceeds (as defined in the Restated Credit Agreement).

Covenants

The Restated Credit Agreement contains customary affirmative and negative covenants as well as events of default, including payment defaults, breach of representations and warranties, covenant defaults, cross-defaults, certain bankruptcy or insolvency events, certain ERISA-related events, changes in control or ownership and invalidity of any loan document. The indenture governing the senior unsecured notes also contains certain covenants. As of and for the period ended June 30, 2015 the Company was in compliance with all applicable covenants.

Under the Restated Credit Agreement, the Company is required to meet certain financial tests, including a maximum Consolidated Leverage Ratio as determined by reference to the following ratios:

Period	Maximum Consolidated Leverage Ratio(1)
Though June 30, 2015	4.00:1.00
July 1, 2015 and thereafter	3.75:1.00

(1)
The Consolidated Leverage Ratio is computed by dividing the Company's net funded indebtedness by the cumulative four-quarter-trailing EBITDA, which excludes transaction costs, restructuring and other charges up to certain limits as well as other adjustments defined in the Restated Credit Agreement.

Following the consummation of a Material Acquisition (as defined in the Restated Credit Agreement), and as of the end of the fiscal quarter in which such Material Acquisition occurs and as of the end of the three fiscal quarters thereafter, each of the levels above will increase by 0.50:1.00, provided that no more than one such increase can be in effect at any time.

The Restated Credit Agreement also requires the Company to maintain a Consolidated Fixed Charge Coverage Ratio as of the end of any fiscal quarter at or above 1.25 to 1.00.

Guarantees and security

Generally, obligations under the Restated Credit Agreement are guaranteed by certain of the Company’s existing and future subsidiaries, and are secured by substantially all of the Company’s and certain guarantor subsidiaries’ assets, subject to certain exclusions and limitations.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Incremental facilities

The Restated Credit Agreement permits the Company to seek increases in the size of the Restated Revolving Facility and the Restated Term A Loan prior to maturity by up to $500.0 million, in the aggregate, subject to certain conditions and lender commitment.

4. Pension and Other Retiree Benefits

The components of net periodic benefit cost (income) for pension and post-retirement plans for the three and six months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended June 30,
	Pension Benefits				Post-retirement
	U.S.		International
(in millions of dollars)	2015	2014	2015	2014	2015	2014
Service cost	$0.4	$0.5	$0.2	$0.2	$—	$—
Interest cost	2.2	2.1	3.2	4.0	0.1	0.1
Expected return on plan assets	(3.1)	(3.0)	(5.5)	(5.8)	—	—
Amortization of net loss (gain)	0.5	1.3	0.6	0.5	—	(0.2)
Amortization of prior service cost	0.1	0.1	—	—	—	—
Net periodic benefit cost (income)	$0.1	$1.0	$(1.5)	$(1.1)	$0.1	$(0.1)

	Six Months Ended June 30,
	Pension Benefits				Post-retirement
	U.S.		International
(in millions of dollars)	2015	2014	2015	2014	2015	2014
Service cost	$0.8	$1.0	$0.4	$0.4	$—	$0.1
Interest cost	4.4	4.3	6.4	7.9	0.1	0.2
Expected return on plan assets	(6.2)	(6.0)	(10.9)	(11.5)	—	—
Amortization of net loss (gain)	1.0	2.6	1.2	1.0	—	(0.5)
Amortization of prior service cost	0.2	0.2	—	—	—	—
Curtailment gain	—	—	—	—	(0.2)	—
Settlement gain	—	—	—	—	(0.3)	—
Net periodic benefit cost (income)	$0.2	$2.1	$(2.9)	$(2.2)	$(0.4)	$(0.2)

We expect to contribute approximately $7.5 million to our defined benefit plans in 2015. For the six months ended June 30, 2015, we have contributed $3.7 million to these plans.

5. Stock-Based Compensation

The following table summarizes the our stock-based compensation expense (including stock options, restricted stock units ("RSUs") and performance stock units ("PSUs")) for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions of dollars)	2015	2014	2015	2014
Stock option compensation expense	$1.0	$1.1	$1.9	$1.9
RSU compensation expense	1.6	2.3	2.8	3.6
PSU compensation expense	2.0	1.2	2.9	2.2
Total stock-based compensation expense	$4.6	$4.6	$7.6	$7.7

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

During the second quarter of 2015, the Company's Board of Directors approved the annual stock compensation grant to eligible non-employee directors, which consisted of 22,844 shares of stock (included in RSU compensation expense) and 79,954 RSUs.

We generally recognize compensation expense for stock-based awards ratably over the vesting period. Stock-based compensation expense for the three and six months ended June 30, 2015 and 2014 includes $0.8 million and $0.8 million, respectively, of expense related to stock awards granted to eligible non-employee directors, which were fully vested on the grant date.

The following table summarizes our unrecognized compensation expense and the weighted-average period over which the expense will be recognized as of June 30, 2015:

	June 30, 2015
	Unrecognized	Weighted Average
	Compensation	Years Expense To Be
(in millions of dollars, except weighted average years)	Expense	Recognized Over
Stock options	$6.6	2.0
RSUs	$6.2	2.0
PSUs	$10.8	2.0

6. Inventories

Inventories are stated at the lower of cost or market value. The components of inventories were as follows:

(in millions of dollars)	June 30, 2015	December 31, 2014
Raw materials	$41.9	$36.7
Work in process	2.9	2.0
Finished goods	269.3	191.2
Total inventories	$314.1	$229.9

7. Goodwill and Identifiable Intangibles

Goodwill

As more fully described in the Company’s 2014 Annual Report on Form 10-K, we test goodwill for impairment at least annually and on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. The Company performed this annual assessment, on a qualitative basis, as allowed by U.S. GAAP, in the second quarter of 2015 and concluded that no impairment existed.

Changes in the net carrying amount of goodwill by segment were as follows:

(in millions of dollars)	ACCO Brands North America	ACCO Brands International	Computer Products Group	Total

Balance at December 31, 2014	$387.6	$150.5	$6.8	$544.9
Translation	(3.8)	(17.6)	—	(21.4)
Balance at June 30, 2015	$383.8	$132.9	$6.8	$523.5

Goodwill	$514.7	$217.1	$6.8	$738.6
Accumulated impairment losses	(130.9)	(84.2)	—	(215.1)
Balance at June 30, 2015	$383.8	$132.9	$6.8	$523.5

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Identifiable Intangible Assets

The gross carrying value and accumulated amortization by class of identifiable intangible assets as of June 30, 2015 and December 31, 2014 were as follows:

	June 30, 2015				December 31, 2014
(in millions of dollars)	Gross Carrying Amounts	Accumulated Amortization		Net Book Value	Gross Carrying Amounts	Accumulated Amortization		Net Book Value
Indefinite-lived intangible assets:
Trade names	$487.2	$(44.5)	(1)	$442.7	$499.4	$(44.5)	(1)	$454.9
Amortizable intangible assets:
Trade names	126.5	(60.0)		66.5	127.7	(55.5)		72.2
Customer and contractual relationships	99.1	(61.8)		37.3	100.4	(57.2)		43.2
Patents/proprietary technology	10.2	(9.2)		1.0	10.2	(9.1)		1.1
Subtotal	235.8	(131.0)		104.8	238.3	(121.8)		116.5
Total identifiable intangibles	$723.0	$(175.5)		$547.5	$737.7	$(166.3)		$571.4

(1)	Accumulated amortization prior to the adoption of authoritative guidance on goodwill and other intangible assets, at which time further amortization ceased.

The Company’s intangible amortization expense was $4.9 million and $5.6 million for the three months ended June 30, 2015 and 2014, respectively and $10.1 million and $11.5 million for the six months ended June 30, 2015 and 2014, respectively.

Estimated amortization expense for amortizable intangible assets as of June 30, 2015 for the current year and the next five years are as follows:

(in millions of dollars)	2015	2016	2017	2018	2019	2020
Estimated amortization expense	$19.6	$17.5	$14.3	$12.1	$9.9	$7.8

Actual amounts of amortization expense may differ from estimated amounts due to changes in foreign currency exchange rates, additional intangible asset acquisitions, impairment of intangible assets, accelerated amortization of intangible assets and other events.

We test indefinite-lived intangibles for impairment at least annually and on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. The Company performed this annual assessment, on a qualitative basis, as allowed by U.S. GAAP, in the second quarter of 2015 and concluded that no impairment existed.

8. Restructuring

During 2014, we initiated restructuring actions that further enhanced our ongoing efforts to centralize, control and streamline our global and regional operational, supply chain and administrative functions, primarily associated with our North American school, office and Computer Products Group workforce.

We recorded $0.2 million and $0.0 million of expense related to these restructuring actions for the three months ended June 30, 2015 and 2014, and $0.3 million of income and $1.1 million of expense for the six months ended June 30, 2015 and 2014, respectively. Employee termination income in 2015 relates to the release of reserves no longer required.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

A summary of the activity in the restructuring accounts for the six months ended June 30, 2015 was as follows:

(in millions of dollars)	Balance at December 31, 2014	(Income)/ Provision	Cash Expenditures	Non-cash Items/ Currency Change	Balance at June 30, 2015
Employee termination costs	$7.8	$(0.5)	$(3.8)	$(0.1)	$3.4
Termination of lease agreements	0.6	0.2	(0.4)	—	0.4
Total restructuring liability	$8.4	$(0.3)	$(4.2)	$(0.1)	$3.8

We expect the remaining $3.4 million of employee termination and $0.4 million of lease termination costs to be substantially paid within the next six months.

9. Income Taxes

The reconciliation of income taxes for the three and six month periods ended June 30, 2015 and 2014, computed at the U.S. federal statutory income tax rate, compared to our effective income tax rate, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions of dollars)	2015	2014	2015	2014
Income tax expense computed at U.S. statutory income tax rate (35%)	$13.7	$12.2	$11.7	$8.5
Interest on Brazilian Tax Assessment	0.7	0.9	1.4	1.6
Correction of deferred tax	(1.6)	—	(1.6)	—
Miscellaneous	(1.4)	0.5	—	0.6
Income tax expense as reported	$11.4	$13.6	$11.5	$10.7
Effective tax rate	29.2%	39.0%	34.4%	44.2%

For the six months ended June 30, 2015, we recorded an income tax expense of $11.5 million on income before taxes of $33.4 million. For the six months ended June 30, 2014, we reported an income tax expense of $10.7 million on income before taxes of $24.2 million. The lower effective tax rate in 2015 is primarily due to a correction of prior-period deferred taxes in a foreign entity. The Company determined that the impact of the correction was not material to the current or prior periods, and accordingly, a restatement of the prior period tax expense was not deemed to be necessary.

The U.S. federal statute of limitations remains open for the year 2011 and forward. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from 2 to 5 years. Years still open to examination by foreign tax authorities in major jurisdictions include Australia (2010 forward), Brazil (2010 forward), Canada (2007 forward) and the U.K. (2012 forward). We are currently under examination in various foreign jurisdictions.

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

Tilibra is disputing both of the tax assessments through established administrative procedures. We believe we have meritorious defenses and intend to vigorously contest these matters; however, there can be no assurances that we will ultimately prevail. We are still in the early stages of the process to challenge the FRD's tax assessments, and the ultimate outcome will not be determined until the Brazilian tax appeal process is complete, which is expected to take a number of years. In addition, Tilibra's 2011-2012 tax years remain open and subject to audit, and there can be no assurances that we will not receive additional tax assessments regarding the goodwill for one or more of those years. With respect to years 2007 to 2012 we have accrued a total of R106.9 million ($34.3 million based on current exchange rates) of tax, penalties and interest. If the FRD's initial position is ultimately sustained, the amount assessed would materially and adversely affect our cash flow in the year of settlement.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Because there is no settled legal precedent on which to base a definitive opinion as to whether we will ultimately prevail, we consider the outcome of this dispute to be uncertain. Since it is not more likely than not that we will prevail, in 2012, we recorded a reserve in the amount of $44.5 million (at December 31, 2012 exchange rates) in consideration of this contingency, of which $43.3 million was recorded as an adjustment to the purchase price and which included the 2008-2012 tax years plus interest and penalties through December 2012. In addition, we will continue to accrue interest related to this contingency until such time as the outcome is known or until evidence is presented that we are more likely than not to prevail. During the three and six months ended June 30, 2015, we accrued additional interest as a charge to current tax expense of $0.7 million and $1.4 million, respectively, and $0.9 million and $1.6 million for the same periods in 2014.

10. Earnings per Share

Total outstanding shares as of June 30, 2015 and 2014 were 108.1 million and 114.4 million, respectively. Under our stock repurchase program, for the three and six months ended June 30, 2015 we repurchased and retired 3.0 million and 5.1 million shares, respectively, of common stock. In addition for the three and six months ended June 30, 2015 we acquired 0.1 million and 0.7 million treasury shares, respectively, primarily related to tax withholding for share-based compensation. The calculation of basic earnings per common share is based on the weighted average number of common shares outstanding in the year, or period, over which they were outstanding. Our calculation of diluted earnings per common share assumes that any common shares outstanding were increased by shares that would be issued upon exercise of those stock units for which the average market price for the period exceeds the exercise price less the shares that could have been purchased by the Company with the related proceeds, including compensation expense measured but not yet recognized, net of tax.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2015	2014	2015	2014
Weighted-average number of common shares outstanding — basic	109.1	114.2	110.6	114.0
Stock options	0.2	0.1	0.2	0.1
Stock-settled stock appreciation rights	0.3	0.6	0.4	0.6
Restricted stock units	1.0	1.7	1.3	1.8
Adjusted weighted-average shares and assumed conversions — diluted	110.6	116.6	112.5	116.5

Awards of potentially dilutive shares of common stock pursuant to stock options, which have exercise prices that were higher than the average market price during the period are not included in the computation of dilutive earnings per share as their effect would have been anti-dilutive. For the three and six months ended June 30, 2015, these shares were approximately 6.0 million and 5.2 million, respectively. For the three and six months ended June 30, 2014, these shares were approximately 7.4 million and 6.3 million, respectively.

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

When hedge accounting is applicable on the date we enter into a derivative, the derivative is designated as a hedge of the identified exposure. We measure the effectiveness of our hedging relationships both at hedge inception and on an ongoing basis.

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

Forward currency contracts are used to hedge foreign denominated inventory purchases for Europe, Australia, Canada and Japan and are designated as cash flow hedges. Unrealized gains and losses on these contracts for inventory purchases are deferred in other comprehensive income (loss) until the contracts are settled and the underlying hedged transactions are recognized, at which time the deferred gains or losses will be reported in the "Cost of products sold" line in the "Condensed Consolidated Statements of Income." As of June 30, 2015 and December 31, 2014, we had cash-flow-designated foreign exchange contracts outstanding with a U.S. dollar equivalent notional value of $73.4 million and $68.4 million, respectively.

Forward currency contracts used to hedge foreign denominated intercompany loans are not designated as hedging instruments. Gains and losses on these derivative instruments are recognized within "Other expense, net" in the "Condensed Consolidated Statements of Income" and are largely offset by the change in the current translated value of the hedged item. The periods of the forward foreign exchange contracts correspond to the periods of the hedged transactions, and do not extend beyond December 2016. As of June 30, 2015 and December 31, 2014, we had undesignated foreign exchange contracts outstanding with a U.S. dollar equivalent notional value of $46.9 million and $55.8 million, respectively.

The following table summarizes the fair value of our derivative financial instruments as of June 30, 2015 and December 31, 2014:

	Fair Value of Derivative Instruments
	Derivative Assets			Derivative Liabilities
(in millions of dollars)	Balance Sheet Location	June 30, 2015	December 31, 2014	Balance Sheet Location	June 30, 2015	December 31, 2014
Derivatives designated as hedging instruments:
Foreign exchange contracts	Other current assets	$1.2	$4.6	Other current liabilities	$0.6	$0.1
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current assets	0.1	0.1	Other current liabilities	0.4	0.4
Total derivatives		$1.3	$4.7		$1.0	$0.5

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The following tables summarize the pre-tax effect of our derivative financial instruments on the condensed consolidated financial statements for the three and six months ended June 30, 2015 and 2014:

	The Effect of Derivative Instruments in Cash Flow Hedging Relationships on the Condensed Consolidated Financial Statements
	Amount of Gain (Loss) Recognized in OCI (Effective Portion)		Location of (Gain) Loss Reclassified from OCI to Income	Amount of (Gain) Loss Reclassified from AOCI to Income (Effective Portion)
	Three Months Ended June 30,			Three Months Ended June 30,
(in millions of dollars)	2015	2014		2015	2014
Cash flow hedges:
Foreign exchange contracts	$(0.4)	$(1.5)	Cost of products sold	$(1.6)	$—

	The Effect of Derivative Instruments in Cash Flow Hedging Relationships on the Condensed Consolidated Financial Statements
	Amount of Gain (Loss) Recognized in OCI (Effective Portion)		Location of (Gain) Loss Reclassified from OCI to Income	Amount of (Gain) Loss Reclassified from AOCI to Income (Effective Portion)
	Six Months Ended June 30,			Six Months Ended June 30,
(in millions of dollars)	2015	2014		2015	2014
Cash flow hedges:
Foreign exchange contracts	$4.2	(0.3)	Cost of products sold	(7.3)	(0.9)

	The Effect of Derivatives Not Designated as Hedging Instruments on the Consolidated Statements of Income
	Location of (Gain) Loss Recognized in Income on Derivatives	Amount of (Gain) Loss Recognized in Income		Amount of (Gain) Loss Recognized in Income
		Three Months Ended June 30,		Six Months Ended June 30,
(in millions of dollars)		2015	2014	2015	2014
Foreign exchange contracts	Other expense, net	$0.1	$1.1	$1.0	$1.4

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

We have determined that our financial assets and liabilities are Level 2 in the fair value hierarchy. The following table sets forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2015 and December 31, 2014:

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

(in millions of dollars)	June 30, 2015	December 31, 2014
Assets:
Forward currency contracts	$1.3	$4.7
Liabilities:
Forward currency contracts	$1.0	$0.5

Our forward currency contracts are included in "Other current assets" or "Other current liabilities" and mature within 12 months. The forward foreign currency exchange contracts are primarily valued based on the foreign currency spot and forward rates quoted by the banks or foreign currency dealers. As such, these derivative instruments are classified within Level 2.

The fair values of cash and cash equivalents, notes payable to banks, accounts receivable and accounts payable approximate carrying amounts due principally to their short maturities. The carrying amount of total debt was $890.3 million and $800.6 million and the estimated fair value of total debt was $917.9 million and $831.9 million at June 30, 2015 and December 31, 2014, respectively. The fair values are determined from quoted market prices, where available, and from investment bankers using current interest rates considering credit ratings and the remaining time to maturity.

13. Accumulated Other Comprehensive Income (Loss)

Comprehensive income is defined as net income (loss) and other changes in stockholders’ equity from transactions and other events from sources other than stockholders. The components of, and changes in, accumulated other comprehensive income (loss), net of tax were as follows:

(in millions of dollars)	Derivative Financial Instruments	Foreign Currency Adjustments	Unrecognized Pension and Other Post-retirement Benefit Costs	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2014	$2.7	$(166.0)	$(129.3)	$(292.6)
Other comprehensive income (loss) before reclassifications, net of tax	3.1	(60.6)	(0.1)	(57.6)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	(5.2)	—	1.2	(4.0)
Balance at June 30, 2015	$0.6	$(226.6)	$(128.2)	$(354.2)

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The reclassifications out of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
(in millions of dollars)	Amount Reclassified from Accumulated Other Comprehensive Income		Amount Reclassified from Accumulated Other Comprehensive Income		Location on Income Statement
Details about Accumulated Other Comprehensive Income Components
Gain on cash flow hedges:
Foreign exchange contracts	$1.6	$—	$7.3	$0.9	Cost of products sold
Tax expense	(0.4)	—	(2.1)	(0.2)	Income tax expense
Net of tax	$1.2	$—	$5.2	$0.7
Defined benefit plan items:
Amortization of actuarial loss	$(1.1)	$(1.6)	$(2.2)	$(3.1)	(1)
Amortization of prior service cost	(0.1)	(0.1)	(0.2)	(0.2)	(1)
Total before tax	(1.2)	(1.7)	(2.4)	(3.3)
Tax benefit	0.4	$0.6	1.2	$1.2	Income tax expense
Net of tax	$(0.8)	$(1.1)	$(1.2)	$(2.1)

Total reclassifications for the period, net of tax	$0.4	$(1.1)	$4.0	$(1.4)

(1)
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

Our school products include notebooks, folders, decorative calendars and stationery products. We distribute our school products primarily through mass merchandisers, and other retailers, such as grocery, drug and office superstores as well as on-line retailers. We also supply private label products within the school products sector.

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

Computer Products Group

Our Computer Products Group designs, sources, distributes, markets and sells accessories for laptop and desktop computers and tablets. These accessories primarily include security products, input devices such as mice, laptop computer carrying cases, hubs, docking stations, power adapters, tablet accessories and charging racks and ergonomic devices. We sell these products mostly under the Kensington®, Microsaver® and ClickSafe® brand names, with the majority of revenue coming from the U.S. and Northern Europe. Our computer products are manufactured by third-party suppliers, principally in Asia, and are distributed from our regional facilities. Our computer products are sold primarily to consumer electronics retailers, information technology value-added resellers, original equipment manufacturers, and office products retailers, as well as directly to consumers on-line.

Net sales by business segment for the three and six months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions of dollars)	2015	2014	2015	2014
ACCO Brands North America	$268.6	$283.7	$435.3	$455.1
ACCO Brands International	96.7	111.3	191.3	235.6
Computer Products Group	29.4	32.7	58.1	66.4
Net sales	$394.7	$427.7	$684.7	$757.1

Operating income by business segment for the three and six months ended June 30, 2015 and 2014 was as follows(a):

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions of dollars)	2015	2014	2015	2014
ACCO Brands North America	$50.1	$49.0	$55.7	$47.5
ACCO Brands International	6.2	5.2	9.5	12.8
Computer Products Group	2.2	0.4	4.2	2.3
Segment operating income	58.5	54.6	69.4	62.6
Corporate	(9.3)	(10.7)	(17.6)	(19.3)
Operating income	49.2	43.9	51.8	43.3
Interest expense	11.3	12.1	22.5	24.5
Interest income	(2.3)	(2.0)	(3.4)	(3.1)
Equity in earnings of joint ventures	(1.2)	(1.2)	(2.6)	(2.4)
Other expense, net	2.3	0.1	1.9	0.1
Income before income tax	$39.1	$34.9	$33.4	$24.2

(a)
Operating income as presented in the segment table above is defined as i) net sales; ii) less cost of products sold; iii) less advertising, selling, general and administrative expenses; iv) less amortization of intangibles; and v) less restructuring charges.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

15. Joint Venture Investments

Summarized below is the financial information for the Company’s joint venture, Pelikan-Artline Pty Ltd., in which we own a 50% interest and which is accounted for under the equity method. Accordingly, we record our proportionate share of earnings or losses on the line entitled "Equity in earnings of joint ventures" in the "Condensed Consolidated Statements of Income." Our share of the net assets of the joint venture is included within "Other non-current assets" in the "Condensed Consolidated Balance Sheets."

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions of dollars)	2015	2014	2015	2014
Net sales	$24.3	$25.7	$48.4	$48.5
Gross profit	9.2	9.4	19.1	17.9
Net income	2.3	2.3	5.2	4.8

(in millions of dollars)	June 30, 2015	December 31, 2014
Current assets	$61.7	$83.4
Non-current assets	46.2	47.3
Current liabilities	31.0	40.7
Non-current liabilities	15.2	22.0

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

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

17. Condensed Consolidating Financial Information

Certain of the Company’s 100% owned domestic subsidiaries are required to jointly and severally, fully and unconditionally guarantee the 6.75% Senior Unsecured Notes that are due in the year 2020. Rather than filing separate financial statements for each guarantor subsidiary with the SEC, the Company has elected to present the following condensed consolidating financial statements, which includes the condensed consolidating statements of comprehensive income and results of operations for the three and six months ended June 30, 2015 and 2014, cash flows for the six months ended June 30, 2015, and 2014, and financial position as of June 30, 2015 and December 31, 2014 of the Company and its guarantor and non-guarantor subsidiaries (in each case carrying investments under the equity method), and the eliminations necessary to arrive at the reported amounts included in the condensed consolidated financial statements of the Company.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Condensed Consolidating Balance Sheets (Unaudited)

	June 30, 2015
(in millions of dollars)	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$3.6	$—	$83.3	$—	$86.9
Accounts receivable, net	—	176.9	158.7	—	335.6
Inventories	—	197.4	116.7	—	314.1
Receivables from affiliates	27.1	293.7	46.2	(367.0)	—
Deferred income taxes	26.7	—	7.0	—	33.7
Other current assets	1.0	17.2	21.9	—	40.1
Total current assets	58.4	685.2	433.8	(367.0)	810.4
Property, plant and equipment, net	3.9	114.4	107.0	—	225.3
Deferred income taxes	0.8	—	30.0	—	30.8
Goodwill	—	330.8	192.7	—	523.5
Identifiable intangibles, net	57.5	389.7	100.3	—	547.5
Other non-current assets	13.3	1.1	42.4	—	56.8
Investment in, long term receivable from affiliates	1,683.9	889.8	441.0	(3,014.7)	—
Total assets	$1,817.8	$2,411.0	$1,347.2	$(3,381.7)	$2,194.3
Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable	$95.0	$—	$0.3	$—	$95.3
Current portion of long-term debt	10.0	—	—	—	10.0
Accounts payable	—	124.6	66.9	—	191.5
Accrued compensation	2.4	15.6	11.9	—	29.9
Accrued customer programs liabilities	—	46.0	38.9	—	84.9
Accrued interest	6.2	—	—	—	6.2
Other current liabilities	1.6	24.1	27.9	—	53.6
Payables to affiliates	6.0	209.7	245.1	(460.8)	—
Total current liabilities	121.2	420.0	391.0	(460.8)	471.4
Long-term debt	785.0	—	—	—	785.0
Long-term notes payable to affiliates	178.2	26.7	26.6	(231.5)	—
Deferred income taxes	125.1	—	43.9	—	169.0
Pension and post-retirement benefit obligations	1.5	50.9	38.6	—	91.0
Other non-current liabilities	3.2	21.7	49.4	—	74.3
Total liabilities	1,214.2	519.3	549.5	(692.3)	1,590.7
Stockholders’ equity:
Common stock	1.1	448.0	232.9	(680.9)	1.1
Treasury stock	(11.6)	—	—	—	(11.6)
Paid-in capital	1,999.5	1,551.1	743.0	(2,294.1)	1,999.5
Accumulated other comprehensive loss	(354.2)	(65.3)	(239.8)	305.1	(354.2)
(Accumulated deficit) retained earnings	(1,031.2)	(42.1)	61.6	(19.5)	(1,031.2)
Total stockholders’ equity	603.6	1,891.7	797.7	(2,689.4)	603.6
Total liabilities and stockholders’ equity	$1,817.8	$2,411.0	$1,347.2	$(3,381.7)	$2,194.3

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

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Condensed Consolidating Statement of Comprehensive Income (Unaudited)

	Three Months Ended June 30, 2015
(in millions of dollars)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$258.5	$150.5	$(14.3)	$394.7
Cost of products sold	—	173.1	109.2	(14.3)	268.0
Gross profit	—	85.4	41.3	—	126.7
Advertising, selling, general and administrative expenses	11.2	36.9	24.3	—	72.4
Amortization of intangibles	—	3.9	1.0	—	4.9
Restructuring charges	—	0.2	—	—	0.2
Operating income (loss)	(11.2)	44.4	16.0	—	49.2
Expense (income) from affiliates	(0.3)	(5.9)	6.2	—	—
Interest expense	11.5	—	(0.2)	—	11.3
Interest income	—	—	(2.3)	—	(2.3)
Equity in earnings of joint ventures	—	—	(1.2)	—	(1.2)
Other expense (income), net	1.8	(0.1)	0.6	—	2.3
Income (loss) before income taxes and earnings of wholly owned subsidiaries	(24.2)	50.4	12.9	—	39.1
Income tax expense	8.7	—	2.7	—	11.4
Income (loss) before earnings of wholly owned subsidiaries	(32.9)	50.4	10.2	—	27.7
Earnings of wholly owned subsidiaries	60.6	9.7	—	(70.3)	—
Net income	$27.7	$60.1	$10.2	$(70.3)	$27.7
Comprehensive income	$40.1	$60.5	$21.5	$(82.0)	$40.1

	Three Months Ended June 30, 2014
(in millions of dollars)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$254.9	$176.4	$(3.6)	$427.7
Cost of products sold	—	173.1	127.0	(3.6)	296.5
Gross profit	—	81.8	49.4	—	131.2
Advertising, selling, general and administrative expenses	13.0	36.6	32.1	—	81.7
Amortization of intangibles	—	4.4	1.2	—	5.6
Restructuring (credits) charges	(0.2)	0.1	0.1	—	—
Operating income (loss)	(12.8)	40.7	16.0	—	43.9
Expense (income) from affiliates	(0.4)	(7.3)	7.7	—	—
Interest expense	12.3	—	(0.2)	—	12.1
Interest income	—	—	(2.0)	—	(2.0)
Equity in earnings of joint ventures	—	—	(1.2)	—	(1.2)
Other expense (income), net	—	1.2	(1.1)	—	0.1
Income (loss) before income taxes and earnings of wholly owned subsidiaries	(24.7)	46.8	12.8	—	34.9
Income tax expense	8.1	—	5.5	—	13.6
Income (loss) before earnings of wholly owned subsidiaries	(32.8)	46.8	7.3	—	21.3
Earnings of wholly owned subsidiaries	54.1	5.5	—	(59.6)	—
Net income	$21.3	$52.3	$7.3	$(59.6)	$21.3
Comprehensive income	$35.4	$53.1	$19.6	$(72.7)	$35.4

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Condensed Consolidating Statement of Comprehensive Income (Unaudited)

	Six Months Ended June 30, 2015
(in millions of dollars)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$427.8	$282.7	$(25.8)	$684.7
Cost of products sold	—	298.9	204.7	(25.8)	477.8
Gross profit	—	128.9	78.0	—	206.9
Advertising, selling, general and administrative expenses	20.9	73.1	51.3	—	145.3
Amortization of intangibles	—	8.2	1.9	—	10.1
Restructuring credits	—	(0.3)	—	—	(0.3)
Operating income (loss)	(20.9)	47.9	24.8	—	51.8
Expense (income) from affiliates	(0.6)	(11.1)	11.7	—	—
Interest expense	22.9	—	(0.4)	—	22.5
Interest income	—	—	(3.4)	—	(3.4)
Equity in earnings of joint ventures	—	—	(2.6)	—	(2.6)
Other expense (income), net	2.0	(0.5)	0.4	—	1.9
Income (loss) before income taxes and earnings of wholly owned subsidiaries	(45.2)	59.5	19.1	—	33.4
Income tax expense	5.6	—	5.9	—	11.5
Income (loss) before earnings of wholly owned subsidiaries	(50.8)	59.5	13.2	—	21.9
Earnings of wholly owned subsidiaries	72.7	15.1	—	(87.8)	—
Net income	$21.9	$74.6	$13.2	$(87.8)	$21.9
Comprehensive (loss) income	$(39.7)	$74.5	$(43.6)	$(30.9)	$(39.7)

	Six Months Ended June 30, 2014
(in millions of dollars)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$421.4	$347.3	$(11.6)	$757.1
Cost of products sold	—	298.7	250.3	(11.6)	537.4
Gross profit	—	122.7	97.0	—	219.7
Advertising, selling, general and administrative expenses	23.1	76.3	64.4	—	163.8
Amortization of intangibles	—	9.2	2.3	—	11.5
Restructuring charges (credits)	(0.2)	0.1	1.2	—	1.1
Operating (loss) income	(22.9)	37.1	29.1	—	43.3
Expense (income) from affiliates	(0.7)	(13.5)	14.2	—	—
Interest expense	24.7	—	(0.2)	—	24.5
Interest income	—	—	(3.1)	—	(3.1)
Equity in earnings of joint ventures	—	—	(2.4)	—	(2.4)
Other expense (income), net	1.1	0.3	(1.3)	—	0.1
Income (loss) before income taxes and earnings of wholly owned subsidiaries	(48.0)	50.3	21.9	—	24.2
Income tax expense	2.0	—	8.7	—	10.7
Income (loss) before earnings of wholly owned subsidiaries	(50.0)	50.3	13.2	—	13.5
Earnings of wholly owned subsidiaries	63.5	14.3	—	(77.8)	—
Net income	$13.5	$64.6	$13.2	$(77.8)	$13.5
Comprehensive income	$41.0	$66.1	$36.7	$(102.8)	$41.0

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Condensed Consolidating Statement of Cash Flows (Unaudited)

	Six Months Ended June 30, 2015
(in millions of dollars)	Parent	Guarantors	Non-Guarantors	Consolidated
Net cash provided (used) by operating activities	$(36.1)	$3.9	$41.1	$8.9
Investing activities:
Additions to property, plant and equipment	—	(8.0)	(7.6)	(15.6)
Payments for (proceeds from) interest in affiliates	—	14.0	(14.0)	—
Proceeds from the disposition of assets	—	—	0.1	0.1
Net cash (used) provided by investing activities	—	6.0	(21.5)	(15.5)
Financing activities:
Intercompany financing	(30.4)	4.0	26.4	—
Net dividends	16.6	(14.0)	(2.6)	—
Proceeds from long-term borrowings	300.0	—	—	300.0
Repayments of long-term debt	(304.1)	—	—	(304.1)
Borrowings (repayments) of notes payable, net	95.0	—	(0.5)	94.5
Payments for debt issuance costs	(1.7)	—	—	(1.7)
Repurchases of common stock	(40.0)	—	—	(40.0)
Payments related to tax withholding for share-based compensation	(5.7)	—	—	(5.7)
Proceeds from the exercise of stock options	0.3	—	—	0.3
Net cash provided (used) by financing activities	30.0	(10.0)	23.3	43.3
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(3.0)	(3.0)
Net increase (decrease) in cash and cash equivalents	(6.1)	(0.1)	39.9	33.7
Cash and cash equivalents:
Beginning of the period	9.7	0.1	43.4	53.2
End of the period	$3.6	$—	$83.3	$86.9

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Condensed Consolidating Statement of Cash Flows (Unaudited)

	Six Months Ended June 30, 2014
(in millions of dollars)	Parent	Guarantors	Non-Guarantors	Consolidated
Net cash provided (used) by operating activities	$(38.8)	$(14.2)	$58.6	$5.6
Investing activities:
Additions to property, plant and equipment	(0.1)	(2.7)	(10.3)	(13.1)
Payments for (proceeds from) interest in affiliates	—	10.3	(10.3)	—
Proceeds from the disposition of assets	—	3.6	0.2	3.8
Net cash (used) provided by investing activities	(0.1)	11.2	(20.4)	(9.3)
Financing activities:
Intercompany financing	(19.1)	9.4	9.7	—
Net dividends	13.1	(7.2)	(5.9)	—
Borrowings of notes payable, net	42.5	—	0.8	43.3
Payments for debt issuance costs	(0.3)	—	—	(0.3)
Payments related to tax withholding for share-based compensation	(1.8)	—	—	(1.8)
Net cash provided by financing activities	34.4	2.2	4.6	41.2
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	1.3	1.3
Net increase (decrease) in cash and cash equivalents	(4.5)	(0.8)	44.1	38.8
Cash and cash equivalents:
Beginning of the period	7.0	1.0	45.5	53.5
End of the period	$2.5	$0.2	$89.6	$92.3

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three and six months ended June 30, 2015 and 2014, should be read in conjunction with the unaudited condensed consolidated financial statements of ACCO Brands Corporation and the accompanying notes contained herein.

Overview of Company

ACCO Brands is a leading global manufacturer and marketer of office, school and calendar products and select computer and electronic accessories. Approximately 80% of our net sales come from brands that occupy the number one or number two positions in the select markets in which we compete. We seek to develop new products that meet the needs of our consumers and commercial end-users. We compete through a balance of product innovation, category management, a low-cost operating model and an efficient supply chain. We sell our products to consumers and commercial end-users primarily through resellers, including traditional office supply resellers, wholesalers and retailers, including on-line retailers. Our products are sold primarily to markets located in the U.S., Northern Europe, Brazil, Canada, Australia and Mexico.

The majority of our revenue is concentrated in geographies where demand for our product categories is in mature stages, but we see opportunities to grow sales through share gains, channel expansion and new products. We expect to derive growth in faster growing emerging geographies where demand in the product categories in which we compete is strong, such as in Latin America and parts of Asia, the Middle East and Eastern Europe. We plan to grow through organic growth supplemented by strategic acquisitions in both core and adjacent categories. Historically, key drivers of demand for office and school products have included trends in white-collar employment levels, education enrollment levels, gross domestic product (GDP), growth in the number of small businesses and home offices, as well as consumer usage trends for our product categories.

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

Company Refinancing

Effective April 28, 2015 (the "Effective Date"), the Company entered into a Second Amended and Restated Credit Agreement, dated as of April 28, 2015 (the "Restated Credit Agreement"), among the Company, certain subsidiaries of the Company, Bank of America, N.A., as administrative agent, and the other agents and lenders party thereto. The Restated Credit Agreement amends and restates the Company’s existing credit agreement, dated as of May 13, 2013, as amended (the "2013 Credit Agreement"). In addition, immediately prior to the effectiveness of the Restated Credit Agreement, the Company entered into a Third Amendment, dated as of April 28, 2015 (the "Third Amendment"), to the 2013 Credit Agreement in order to facilitate the entry into and obtain certain lender consents for the Restated Credit Agreement. The Company subsequently entered into a First Amendment to the Restated Credit Agreement dated as of July 7, 2015 (the “First Amendment”), which First Amendment eliminated the requirement to use commercially reasonable efforts to maintain public ratings of the Company’s senior secured debt and revised the definition of “Change of Control” in Section 1.01 of the Restated Credit Agreement to remove language that could be viewed as effectively limiting the ability of stockholders to nominate and elect new directors, commonly referred to as a “dead hand proxy put.” The revision to the definition of “Change of Control” in the First Amendment is responsive to recent developments under Delaware law occurring after the date of the 2013 Credit Agreement.

The Restated Credit Agreement provides for a $600.0 million, five-year senior secured credit facility, which consists of a $300.0 million revolving credit facility (the "Restated Revolving Facility") and a $300.0 million term loan. Specifically, in connection with the Restated Credit Agreement, the Company:

•
replaced the Company’s existing U.S.-dollar denominated Senior Secured Term A Loan, due May 2018, under the 2013 Credit Agreement (the "Existing Term A Loan"), which had an aggregate principal amount of $299.0 million outstanding immediately prior to the Effective Date, with a new U.S.-dollar denominated Senior Secured Term A Loan, with a maturity date as specified below, in an aggregate original principal amount of $300.0 million (the "Restated Term A Loan"); and

•
replaced the $250.0 million revolving credit facility under the 2013 Credit Agreement with the Restated Revolving Facility, under which approximately $42.0 million was outstanding immediately following the Effective Date.

For further information on the Company's refinancing see Note 3, Long-term Debt and Short-term Borrowings, to our condensed consolidated financial statements contained in Item 1 of this report.

Overview of Performance

During the second quarter of 2015, foreign exchange rates continued to deteriorate against the U.S. dollar ("USD") in comparison to December 31, 2014 spot rates and June 30, 2014 averages. This is an important factor causing material impacts in our reported sales, earnings, cash flows and comparative balance sheet, because approximately half of our consolidated results are denominated in currencies other than the USD. The weakening of currencies relative to the USD has negatively impacted our results from both a translation and transaction perspective. Foreign currency fluctuations impact translation of our foreign operations when reported in USDs. Additionally, foreign currency fluctuations impact transactions as approximately half of the products we sell are sourced in Asia, but are paid for in USDs based on prevailing currency exchange rates. During the quarter, the strong USD reduced the dollar-denominated sales contributed from our foreign operations and increased the cost of products sold at our foreign business units that source their inventory in USDs.

Compared to 2014, the average foreign exchange rates have declined as follows for our major currencies relative to the USD:

Currency	QTD Decline versus Q2 2014	YTD Decline versus Q2 2014
Brazilian real	(27)%	(22)%
Canadian dollar	(11)%	(11)%
Euro	(19)%	(19)%
Australian dollar	(17)%	(14)%
British pound	(9)%	(9)%
Mexican peso	(15)%	(13)%
Japanese yen	(16)%	(15)%

During the second quarter, net sales decreased 7.7% to $394.7 million from $427.7 million in the prior year. Foreign currency translation reduced sales by $27.7 million, or 6.5%. The underlying sales decrease was primarily in the North America segment, mainly due to declines with a large customer that merged. Sales declined slightly for the Computer Products Group. Partially offsetting these declines was higher pricing of 2% and increased purchases ahead of additional price increases in the International segment. We improved our gross margin to 32.1% from 30.7%. In addition we reduced our SG&A expenses as a percentage of sales to 18.3% from 19.1%, including the effect of a one-time $2.3 million recovery of an indirect tax in Brazil. All segments had improved operating income versus the prior-year period. Despite a negative foreign currency translation impact of $3.1 million, operating income increased by $5.3 million to $49.2 million.

Net income was $27.7 million, or $0.25 per diluted share, compared to net income of $21.3 million, or $0.18 per diluted share, in the prior year. During the second quarter we paid cash of $26.3 million for the repurchase our Company's common stock and for payments related to tax withholding for share-based compensation.

Three months ended June 30, 2015 versus three months ended June 30, 2014
The following table presents the Company’s results for the three months ended June 30, 2015 and 2014.

	Three Months Ended June 30,		Amount of Change
(in millions of dollars)	2015	2014	$	%
Net sales	$394.7	$427.7	$(33.0)	(8)%
Cost of products sold	268.0	296.5	(28.5)	(10)%
Gross profit	126.7	131.2	(4.5)	(3)%
Gross profit margin	32.1%	30.7%		1.4	pts
Advertising, selling, general and administrative expenses	72.4	81.7	(9.3)	(11)%
Amortization of intangibles	4.9	5.6	(0.7)	(13)%
Restructuring charges	0.2	—	0.2	NM
Operating income	49.2	43.9	5.3	12%
Operating income margin	12.5%	10.3%		2.2	pts
Interest expense	11.3	12.1	(0.8)	(7)%
Interest income	(2.3)	(2.0)	(0.3)	15%
Equity in earnings of joint ventures	(1.2)	(1.2)	—	-
Other expense, net	2.3	0.1	2.2	NM
Income tax expense	11.4	13.6	(2.2)	(16)%
Effective tax rate	29.2%	39.0%		(9.8)	pts
Net income	27.7	21.3	6.4	30%

Net Sales

Net sales decreased by $33.0 million, or 7.7%, to $394.7 million from $427.7 million in the prior-year period. Foreign currency translation reduced sales by $27.7 million, or 6.5%. The underlying sales decrease was primarily in the North America segment, mainly due to declines with a large customer that merged. Sales declined slightly for the Computer Products Group. Partially offsetting these declines was higher pricing of 2% and increased purchases ahead of additional price increases in the International segment.

Cost of Products Sold

Cost of products sold includes all manufacturing, product sourcing and distribution costs, including depreciation related to assets used in the manufacturing, procurement and distribution process, allocation of certain information technology costs supporting those processes, inbound and outbound freight, shipping and handling costs, purchasing costs associated with materials and packaging used in the production processes, and inventory valuation adjustments. Cost of products sold decreased $28.5 million, or 10%, to $268.0 million from $296.5 million in the prior-year period. Foreign currency translation reduced cost of products sold by $20.4 million, or 7%. The underlying decline was primarily driven by lower sales volume, cost savings and productivity improvements, partially offset by increased cost of products sold at our foreign business units that source their inventory in USDs.

Gross Profit

Management believes that gross profit and gross profit margin provide enhanced shareholder understanding of underlying operating profit drivers. Gross profit decreased $4.5 million, or 3%, to $126.7 million from $131.2 million in the prior-year period. Foreign currency translation reduced gross profit by $7.3 million, or 6%. The underlying increase was primarily driven by cost savings and productivity improvements and lower inventory write-offs.

Gross profit margin increased to 32.1% from 30.7%. The increase was primarily driven by cost savings, productivity improvements and reduced inventory write-offs.

Advertising, Selling, General and Administrative Expenses

Advertising, selling, general and administrative expenses (“SG&A”) include advertising, marketing, selling (including commissions), research and development, customer service, depreciation related to assets outside the manufacturing and distribution processes and all other general and administrative expenses outside the manufacturing and distribution functions (e.g., finance, human resources, information technology, etc.). SG&A decreased $9.3 million, or 11%, to $72.4 million from $81.7 million in the prior-year period. Foreign currency translation reduced SG&A by $4.1 million, or 5%. The underlying decrease was driven by cost savings, lower professional fees and pension costs and a one-time $2.3 million recovery of an indirect tax in Brazil, partially offset by higher management incentive costs.

As a percentage of sales, SG&A decreased to 18.3% from 19.1% in the prior-year period for the reasons mentioned above.

Operating Income

Operating income increased by $5.3 million, to $49.2 million from $43.9 million in the prior-year period. Foreign currency translation reduced operating income by $3.1 million. The underlying increase was primarily due to lower SG&A.

Interest Expense and Other Expense, Net

Interest expense decreased by $0.8 million, or 7%, to $11.3 million from $12.1 million in the prior-year period. The decrease was primarily due to lower debt outstanding compared to the prior year and lower average interest rates.

Other expense, net increased by $2.2 million to $2.3 million from $0.1 million in the prior-year period. The increase was due to $1.9 million write-off of debt origination costs related to the second quarter 2015 refinancing.

Income Taxes

Income tax expense was $11.4 million on income before taxes of $39.1 million, with an effective tax rate of 29.2%. For the prior-year period, income tax expense was $13.6 million on income before taxes of $34.9 million, with an effective tax rate of 39.0%. The lower effective tax rate in 2015 is primarily due to a correction of prior-period deferred taxes in a foreign entity. The higher effective tax rate in the prior year was primarily due to interest expense on certain foreign tax disputes.

Segment Discussion

	Three Months Ended June 30, 2015			Amount of Change
	Net Sales	Segment Operating Income (A)	Operating Income Margin	Net Sales	Net Sales	Segment Operating Income	Segment Operating Income	Margin Points

(in millions of dollars)				$	%	$	%
ACCO Brands North America	$268.6	$50.1	18.7%	$(15.1)	(5)%	$1.1	2%	140
ACCO Brands International	96.7	6.2	6.4%	(14.6)	(13)%	1.0	19%	170
Computer Products Group	29.4	2.2	7.5%	(3.3)	(10)%	1.8	NM	630
Total	$394.7	$58.5		$(33.0)		$3.9

	Three Months Ended June 30, 2014
	Net Sales	Segment Operating Income (A)	Operating Income Margin

(in millions of dollars)
ACCO Brands North America	$283.7	$49.0	17.3%
ACCO Brands International	111.3	5.2	4.7%
Computer Products Group	32.7	0.4	1.2%
Total	$427.7	$54.6

(A)     Segment operating income excludes corporate costs; "Interest expense;" "Interest income;" "Equity in earnings of joint ventures;" and "Other expense, net." See "Item 1. Note 14, Information on Business Segments," for a reconciliation of total Segment operating income to "Income before income tax."

ACCO Brands North America

ACCO Brands North America net sales decreased $15.1 million, or 5.3%, to $268.6 million from $283.7 million in the prior-year period. Foreign currency translation reduced sales by $4.8 million, or 1.7%. The underlying decline was primarily with a large customer that merged, which adversely impacted our sales through a combination of lost placement, store closures and inventory reductions. We expect these factors to continue to adversely impact our sales throughout 2015. Volume growth from several other large customers and select price increases partially mitigated the sales decline.

ACCO Brands North America operating income increased $1.1 million, or 2%, to $50.1 million from $49.0 million in the prior-year period, and operating income margin increased to 18.7% from 17.3%. The improvement was driven primarily by cost savings from prior year restructuring initiatives, other productivity improvements and lower pension expenses. This was partially offset by lower sales volume.

ACCO Brands International

ACCO Brands International net sales decreased $14.6 million, or 13%, to $96.7 million from $111.3 million in the prior-year period. Foreign currency translation reduced sales by $20.0 million, or 18%. The underlying sales increase was primarily due to higher pricing of 4% and increased purchases ahead of additional price increases.

ACCO Brands International operating income increased $1.0 million, or 19%, to $6.2 million from $5.2 million in the prior-year period, and operating income margin increased to 6.4% from 4.7%. Foreign currency translation reduced operating income by $1.7 million, or 33%. The underlying increase was due primarily to a one-time $2.3 million recovery of an indirect tax in Brazil, and lower bad debt expense, partially offset by increased cost of products sold for inventory that we source in USDs.

Computer Products Group

Computer Products Group net sales decreased $3.3 million, or 10%, to $29.4 million from $32.7 million in the prior-year period. Foreign currency translation reduced sales by $2.9 million, or 9%. The underlying decline was due to lower tablet accessories sales. Sales of our security and laptop accessory products (almost 90% of the sales for the quarter) were up slightly from the prior year.

Computer Products Group operating income increased $1.8 million, to $2.2 million from $0.4 million in the prior-year period, and operating income margin increased to 7.5% from 1.2%. Foreign currency translation reduced operating income by $0.7 million. The underlying operating income and margin increased due to lower inventory write-offs related to our shift away from selling commoditized tablet accessories.

Six months ended June 30, 2015 versus six months ended June 30, 2014

The following table presents the Company’s results for the six months ended June 30, 2015 and 2014, respectively.

	Six Months Ended June 30,		Amount of Change
(in millions of dollars)	2015	2014	$	%
Net sales	$684.7	$757.1	$(72.4)	(10)%
Cost of products sold	477.8	537.4	(59.6)	(11)%
Gross profit	206.9	219.7	(12.8)	(6)%
Gross profit margin	30.2%	29.0%		1.2	pts
Advertising, selling, general and administrative expenses	145.3	163.8	(18.5)	(11)%
Amortization of intangibles	10.1	11.5	(1.4)	(12)%
Restructuring (credits) charges	(0.3)	1.1	(1.4)	NM
Operating income	51.8	43.3	8.5	20%
Operating income margin	7.6%	5.7%		1.9	pts
Interest expense	22.5	24.5	(2.0)	(8)%
Interest income	(3.4)	(3.1)	(0.3)	10%
Equity in earnings of joint ventures	(2.6)	(2.4)	(0.2)	8%
Other expense, net	1.9	0.1	1.8	NM
Income tax expense	11.5	10.7	0.8	7%
Effective tax rate	34.4%	44.2%		(9.8)	pts
Net income	21.9	13.5	8.4	62%

Net Sales

Net sales decreased by $72.4 million, or 9.6%, to $684.7 million from $757.1 million in the prior-year period. Foreign currency translation reduced sales by $47.7 million, or 6.3%. The underlying sales decline was primarily in the North America segment due to decreased sales with a large customer that merged and in the International segment due primarily to lower sales volume in Brazil (due to continued weak economic conditions). Partially offsetting the lower sales volume was higher pricing of 2%.

Cost of Products Sold

Cost of products sold decreased $59.6 million, or 11%, to $477.8 million from $537.4 million in the prior-year period. Foreign currency translation reduced cost of products sold by $34.6 million, or 6%. The underlying decline was largely driven by lower sales volume, cost reductions and productivity improvements (primarily in the North America segment) and reduced inventory write-offs, partially offset by increased cost of products sold at our foreign business units that source their inventory in USDs.

Gross Profit

Gross profit decreased $12.8 million, or 6%, to $206.9 million from $219.7 million in the prior-year period. Foreign currency translation reduced gross profit by $13.1 million, or 6%. The underlying increase was primarily due to higher pricing, cost reductions and productivity improvements and reduced inventory write-offs, which were largely offset by lower sales volume and increased cost of products sold at our foreign business units that source their inventory in USDs.

Gross profit margin increased to 30.2% from 29.0%. The increase was primarily due to higher pricing, cost savings and productivity improvements.

Advertising, Selling, General and Administrative Expenses

SG&A decreased $18.5 million, or 11%, to $145.3 million from $163.8 million in the prior-year period. Foreign currency translation reduced SG&A by $8.0 million, or 5%. The underlying decrease was driven by cost savings, lower professional fees and pension costs, and a one-time $2.3 million recovery of an indirect tax in Brazil, partially offset by higher management incentive costs.

As a percentage of sales, SG&A decreased to 21.2% from 21.6% in the prior-year period, due to the reasons mentioned above, partially offset by the lower sales.

Restructuring (Credits) Charges

Restructuring charges decreased by $1.4 million from the prior-year period as there were no new restructuring initiatives commenced in 2015. Restructuring credits in the current year reflect adjustments to the initiatives commenced in 2014.

Operating Income

Operating income increased $8.5 million, or 20%, to $51.8 million from $43.3 million in the prior-year period. Foreign currency translation reduced operating income by $4.9 million, or 11%. The underlying increase was primarily due to lower SG&A.

Interest Expense and Other Expense, Net

Interest expense decreased by $2.0 million, or 8%, to $22.5 million from $24.5 million in the prior-year period. The decrease was primarily due to lower debt outstanding compared to the prior year lower average interest rates.

Other expense, net increased by $1.8 million to $1.9 million from $0.1 million in the prior-year period. The increase was due to $1.9 million write-off of debt origination costs related to the second quarter 2015 refinancing.

Income Taxes

Income tax expense was $11.5 million on income before taxes of $33.4 million, with an effective tax rate of 34.4%. For the prior-year period, income tax expense was $10.7 million on income before taxes of $24.2 million, with an effective tax rate of 44.2%. The higher effective tax rate in the prior year was primarily due to interest expense on certain foreign tax disputes.

Segment Discussion

	Six Months Ended June 30, 2015			Amount of Change
	Net Sales	Segment Operating Income (A)	Operating Income Margin	Net Sales	Net Sales	Segment Operating Income	Segment Operating Income	Margin Points

(in millions of dollars)				$	%	$	%
ACCO Brands North America	$435.3	$55.7	12.8%	$(19.8)	(4)%	$8.2	17%	240
ACCO Brands International	191.3	9.5	5.0%	(44.3)	(19)%	(3.3)	(26)%	(40)
Computer Products Group	58.1	4.2	7.2%	(8.3)	(13)%	1.9	83%	370
Total	$684.7	$69.4		$(72.4)		$6.8

	Six Months Ended June 30, 2014
	Net Sales	Segment Operating Income (A)	Operating Income Margin

(in millions of dollars)
ACCO Brands North America	$455.1	$47.5	10.4%
ACCO Brands International	235.6	12.8	5.4%
Computer Products Group	66.4	2.3	3.5%
Total	$757.1	$62.6
(A)     Segment operating income excludes corporate costs; "Interest expense"; "Interest income"; "Equity in earnings of joint ventures" and "Other expense, net." See "Part I, Item 1. Note 14, Information on Business Segments," for a reconciliation of total Segment operating income to "Income before income tax."

ACCO Brands North America

ACCO Brands North America net sales decreased $19.8 million, or 4%, to $435.3 million, from $455.1 million in the prior-year period. Foreign currency translation reduced sales by $7.4 million, or 2%. The underlying decline was primarily with a large customer that merged, which adversely impacted our sales through a combination of loss placement, store closures and inventory reductions. We expect these factors to continue to adversely impact our sales throughout 2015. Volume growth from several other large customers and select price increases partially mitigated the sales decline.

ACCO Brands North America operating income increased $8.2 million, or 17%, to $55.7 million from $47.5 million in the prior-year period, and operating income margin increased to 12.8% from 10.4%. The improvement was driven primarily by cost savings from prior-year restructuring initiatives, productivity improvements and lower pension expenses, as well as a reduction in restructuring charges. This was partially offset by lower sales volume.

ACCO Brands International

ACCO Brands International net sales decreased $44.3 million, or 19%, to $191.3 million from $235.6 million in the prior-year period. Foreign currency translation reduced sales by $34.4 million, or 15%. The underlying sales decline was primarily driven by lower sales volume in Brazil (due to continued weak economic conditions) and Europe, partially offset by price increases.

ACCO Brands International operating income decreased $3.3 million, or 26%, to $9.5 million from $12.8 million in the prior-year period, and operating income margin decreased to 5.0% from 5.4%. Foreign currency translation reduced operating income by $2.6 million, or 20%. The underlying decline was primarily due to volume declines and increased cost of products sold for inventory that we source in USDs, partially offset by price increases, a one-time $2.3 million recovery of an indirect tax in Brazil, and lower pension costs.

Computer Products Group

Computer Products Group net sales decreased $8.3 million, or 13%, to $58.1 million from $66.4 million in the prior-year period. Foreign currency translation reduced sales by $5.9 million, or 9%. The underlying decline was due to reduced volume of tablet accessories resulting from our strategic decision to shift focus away from these low margin commoditized accessories. Sales of our security and laptop accessory products (almost 90% of year-to-date sales) were up slightly compared to the prior year.

Computer Products Group operating income increased $1.9 million, or 83% to $4.2 million, from $2.3 million in the prior-year period, and operating margin increased to 7.2% from 3.5%. Foreign currency translation reduced operating income by $1.6 million, or 70%. The underlying operating income and margin increased due to lower inventory write-offs related to our shift away from selling commoditized tablet accessories.

Liquidity and Capital Resources

Our primary liquidity needs are to reduce our borrowings, service indebtedness, fund capital expenditures, support working capital requirements and repurchase our shares. Our principal sources of liquidity are cash flows from operating activities, cash and cash equivalents held and seasonal borrowings under our Restated Revolving Facility. As of June 30, 2015, there were borrowings of $95.0 million under our $300.0 million Restated Revolving Facility and the amount available for borrowings was $198.0 million (allowing for $7.0 million of letters of credit outstanding on that date). We expect to repay the Restated Revolving Facility by the end of 2015.

We maintain adequate financing arrangements at market rates. Because of the seasonality of our business we typically generate much of our cash flow in the first, third and fourth quarters as receivables are collected and have a cash use in the second quarter as working capital increases to support the North America back-to-school season. Our Brazilian business is highly seasonal due to the combined impact of the back-to-school season coinciding with the calendar year-end in the fourth quarter. Due to various tax laws, it is costly to transfer short-term working capital in and out of Brazil. Therefore, our normal practice is to hold seasonal cash requirements within Brazil, invested in short-term Brazilian government securities. Consolidated cash and cash equivalents was $86.9 million as of June 30, 2015, of which approximately $66 million was held in Brazil. Our priorities for all other cash flow use over the near term, after funding internal growth, are debt reduction, stock repurchases and acquisitions funding.

The current senior secured credit facilities have a weighted average interest rate of 1.76% as of June 30, 2015 and our senior unsecured notes have a fixed interest rate of 6.75%.

Cash Flow for the six months ended June 30, 2015 versus six months ended June 30, 2014

Cash Flow from Operating Activities

Cash provided by operating activities during the six months ended June 30, 2015 was $8.9 million. Significant deterioration of exchange rates used to translate the earnings and cash flows of our foreign operations have resulted in lower cash inflow when the first six months of 2015 are compared to 2014. The net cash inflow during the first six months was primarily generated by net working capital (accounts receivable, inventories and accounts payable) which contributed $5.0 million. Of this, $59.4 million is related to collections of customer accounts receivable, which is seasonally very strong during the first quarter when the high volume of sales from the third and fourth quarters are collected. However, the comparative cash collected in 2015 when compared to the prior year was depressed by the change in currency translation rates, which significantly impacted certain of our most seasonal foreign businesses. Cash used for inventory of $91.7 million is higher than the prior year due to sales softness across certain foreign operations and the west coast port strike, which has resulted in higher inventory-in-transit and a build up of safety stock levels. Cash provided by accounts payable of $37.3 million was driven by the higher inventory levels. Partially offsetting the cash flow generated by net working capital were significant cash outflows related to the settlement of customer rebate program liabilities, although lower than the prior year due to lower fourth quarter sales and rebate obligations, mainly in North America. In addition, cash restructuring payments in 2015 were $4.2 million, which are lower than the $11.4 million in the prior-year period (as we complete payments associated with our restructuring actions). Other significant cash payments in 2015 include income tax payments of $8.4 million, which were lower than the $17.9 million paid in 2014 due to certain one-off estimated payments and cash contributions to the Company's pension plans, which were $3.7 million in 2015, compared to $8.2 million in 2014 due to reduced U.S. funding requirements.

During the six months ended June 30, 2014 cash provided by operating activities was $5.6 million. The net cash inflow was primarily generated by net working capital (accounts receivable, inventories and accounts payable) of $48.9 million, of which $108.1 million was related to collections of customer accounts receivable, which is seasonally very strong following the high volume of sales during the third and fourth quarters. The use of cash for inventory of $71.3 million was in preparation for the back-to-school selling season. Cash generated by accounts payable of $12.1 million was substantially lower than the inventory increase, as increased purchases of raw materials were made and paid for early in the year in anticipation of paper price increases.

The table below shows our cash flow from accounts receivable, inventories and accounts payable for the six months ended June 30, 2015 and 2014:

	Six Months Ended
(in millions of dollars)	June 30, 2015	June 30, 2014
Accounts receivable	$59.4	$108.1
Inventories	(91.7)	(71.3)
Accounts payable	37.3	12.1
Cash flow provided by net working capital	$5.0	$48.9

Cash Flow from Investing Activities

Cash used by investing activities was $15.5 million and $9.3 million for the six months ended June 30, 2015 and 2014, respectively. Gross capital expenditures were $15.6 million and $13.1 million for the six months ended June 30, 2015 and 2014, respectively, with the increased investment due to leasehold improvements associated with relocated facilities and additional information technology initiatives. Proceeds from the sale of properties and other assets were $0.1 million for the first six months of 2015, and $3.8 million in 2014 associated with the sale of our East Texas, Pennsylvania facility.

Cash Flow from Financing Activities

Cash provided by financing activities for the six months ended June 30, 2015 and 2014 was $43.3 million and $41.2 million, respectively. Cash provided in 2015 reflects borrowing on our short-term credit facility of $94.5 million, which was partially offset by the use of $45.7 million for the repurchase our Company's common stock and for payments related to tax withholding for share-based compensation and $1.7 million of debt issuance costs associated with the second quarter debt refinancing. In 2014, short-term borrowing of $43.3 million was partly offset by $1.8 million used for payments related to tax withholding for share-based compensation.
Credit Facilities and Notes Covenants

As of and for the period ended June 30, 2015, the Company was in compliance with all applicable covenants under the senior secured credit facilities and indenture governing the senior unsecured notes.

Guarantees and Security

Generally, obligations under our credit agreement and debt instruments are guaranteed by certain of the Company's existing and future domestic subsidiaries, and are secured by substantially all of the Company's and certain guarantor subsidiaries' assets, subject to certain exclusions and limitations.

Adequacy of Liquidity Sources

We believe that cash flow from operations, our current cash balance and other sources of liquidity, including borrowings available under our Restated Revolving Facility, will be adequate to support our requirements for working capital, capital expenditures and to service indebtedness for the foreseeable future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk" of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material changes to Foreign Exchange Risk Management or Interest Rate Risk Management in the quarter ended June 30, 2015 or through the date of this report.

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

(b) Changes in Internal Control over Financial Reporting.

There has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not applicable.

(b) Not applicable.

(c) Common Stock Purchases

The following table provides information about the Company’s purchases of equity securities during the quarter ended June 30, 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
April 1, 2015 to April 30, 2015	1,308,623	$8.34	1,308,623	$53,380,708
May 1, 2015 to May 31, 2015	1,624,412	7.89	1,624,412	40,571,800
June 1, 2015 to June 30, 2015	—	—	—	40,571,800
Total	2,933,035	$8.09	2,933,035

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit
Number        Description of Exhibit

10.1
Third Amendment, dated as of April 28, 2015, to the Amended and Restated Credit Agreement, dated as of May 13, 2013, among the Company, Bank of America, N.A., as administrative agent, and the lenders and guarantors party thereto*

10.2
Second Amended and Restated Credit Agreement, dated as of April 28, 2015, among the Company, certain subsidiaries of the Company, Bank of America, N.A., as administrative agent, and the lenders party thereto*

10.3
First Amendment, dated as of July 7, 2015, to the Second Amended and Restated Credit Agreement, dated as of April 28, 2015, among the Company, certain subsidiaries of the Company, Bank of America, N.A., as administrative agent, and the lenders party thereto*

10.4
Form of Directors Restricted Stock Unit Award Agreement under the ACCO Brands Incentive Plan (incorporated by reference to Exhibit 10.1 to ACCO Brands Corporation's Current Report on Form 8-K filed with the SEC on May 18, 2015 (File No. 001-08454))

10.5
Form of Restricted Stock Unit Award Agreement under the ACCO Brands Incentive Plan (incorporated by reference to Exhibit 10.2 to ACCO Brands Corporation's Current Report on Form 8-K filed with the SEC on May 18, 2015 (File No. 001-08454))

10.6
Form of Performance Stock Unit Award Agreement under the ACCO Brands Incentive Plan (incorporated by reference to Exhibit 10.3 to ACCO Brands Corporation's Current Report on Form 8-K filed with the SEC on May 18, 2015 (File No. 001-08454))

10.7
Form of Nonqualified Stock Option Award Agreement under the ACCO Brands Incentive Plan(incorporated by reference to Exhibit 10.1 to ACCO Brands Corporation's Current Report on Form 8-K filed with the SEC on May 18, 2015 (File No. 001-08454))

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

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows and (v) related notes to those financial statements*

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
Kathleen D. Schnaedter
Senior Vice President, Corporate Controller and Chief Accounting Officer (principal accounting officer)
Date: July 29, 2015

EXHIBIT INDEX
Exhibit
Number        Description of Exhibit

10.1
Third Amendment, dated as of April 28, 2015, to the Amended and Restated Credit Agreement, dated as of May 13, 2013, among the Company, Bank of America, N.A., as administrative agent, and the lenders and guarantors party thereto*

10.2
Second Amended and Restated Credit Agreement, dated as of April 28, 2015, among the Company, certain subsidiaries of the Company, Bank of America, N.A., as administrative agent, and the lenders party thereto*

10.3
First Amendment, dated as of July 7, 2015, to the Second Amended and Restated Credit Agreement, dated as of April 28, 2015, among the Company, certain subsidiaries of the Company, Bank of America, N.A., as administrative agent, and the lenders party thereto*

10.4
Form of Directors Restricted Stock Unit Award Agreement under the ACCO Brands Incentive Plan (incorporated by reference to Exhibit 10.1 to ACCO Brands Corporation's Current Report on Form 8-K filed with the SEC on May 18, 2015 (File No. 001-08454))

10.5
Form of Restricted Stock Unit Award Agreement under the ACCO Brands Incentive Plan (incorporated by reference to Exhibit 10.2 to ACCO Brands Corporation's Current Report on Form 8-K filed with the SEC on May 18, 2015 (File No. 001-08454))

10.6
Form of Performance Stock Unit Award Agreement under the ACCO Brands Incentive Plan (incorporated by reference to Exhibit 10.3 to ACCO Brands Corporation's Current Report on Form 8-K filed with the SEC on May 18, 2015 (File No. 001-08454))

10.7
Form of Nonqualified Stock Option Award Agreement under the ACCO Brands Incentive Plan(incorporated by reference to Exhibit 10.1 to ACCO Brands Corporation's Current Report on Form 8-K filed with the SEC on May 18, 2015 (File No. 001-08454))

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

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows and (v) related notes to those financial statements*

*	Filed herewith.

**	Furnished herewith.