Form 10-Q
period 2015-09-30
ACCO BRANDS Corp
filed 2015-10-28
CIK 712034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 22, 2015, the registrant had outstanding 106,381,552 shares of Common Stock.

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

Some of the factors that could affect our results or cause plans, actions and results to differ materially from current expectations are detailed in “Part I, Item 1. Business” and “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, as updated under "Part II, Item 1A. Risk Factors" of this Quarterly Report on Form 10-Q and the financial statement line item discussions set forth in “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q and from time to time in our other SEC filings.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ACCO Brands Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

	September 30, 2015	December 31, 2014
(in millions of dollars)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$70.9	$53.2
Accounts receivable, net	323.8	420.5
Inventories	251.6	229.9
Deferred income taxes	33.3	39.4
Other current assets	30.5	35.8
Total current assets	710.1	778.8
Total property, plant and equipment	529.4	547.7
Less accumulated depreciation	(318.8)	(312.2)
Property, plant and equipment, net	210.6	235.5
Deferred income taxes	29.2	31.7
Goodwill	498.1	544.9
Identifiable intangibles, net	525.5	571.4
Other non-current assets	53.2	64.1
Total assets	$2,026.7	$2,226.4
Liabilities and Stockholders' Equity
Current liabilities:
Notes payable	$47.0	$0.8
Current portion of long-term debt	—	0.8
Accounts payable	132.0	159.1
Accrued compensation	32.7	36.6
Accrued customer program liabilities	87.6	111.8
Accrued interest	14.7	6.5
Other current liabilities	54.8	79.8
Total current liabilities	368.8	395.4
Long-term debt	779.0	799.0
Deferred income taxes	168.0	172.2
Pension and post-retirement benefit obligations	85.5	100.5
Other non-current liabilities	64.4	78.3
Total liabilities	1,465.7	1,545.4
Stockholders' equity:
Common stock	1.1	1.1
Treasury stock	(11.8)	(5.9)
Paid-in capital	1,994.9	2,031.5
Accumulated other comprehensive loss	(424.6)	(292.6)
Accumulated deficit	(998.6)	(1,053.1)
Total stockholders' equity	561.0	681.0
Total liabilities and stockholders' equity	$2,026.7	$2,226.4

See Notes to Condensed Consolidated Financial Statements.

ACCO Brands Corporation and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions of dollars, except per share data)	2015	2014	2015	2014
Net sales	$413.6	$472.2	$1,098.3	$1,229.3
Cost of products sold	279.9	318.9	757.7	856.3
Gross profit	133.7	153.3	340.6	373.0
Operating costs and expenses:
Advertising, selling, general and administrative expenses	74.1	85.6	219.4	249.4
Amortization of intangibles	4.8	5.4	14.9	16.9
Restructuring charges (credits)	—	0.5	(0.3)	1.6
Total operating costs and expenses	78.9	91.5	234.0	267.9
Operating income	54.8	61.8	106.6	105.1
Non-operating expense (income):
Interest expense	11.0	12.5	33.5	37.0
Interest income	(1.9)	(1.6)	(5.3)	(4.7)
Equity in earnings of joint ventures	(2.5)	(2.9)	(5.1)	(5.3)
Other expense, net	0.3	0.2	2.2	0.3
Income before income tax	47.9	53.6	81.3	77.8
Income tax expense	15.3	19.4	26.8	30.1
Net income	$32.6	$34.2	$54.5	$47.7

Per share:
Basic income per share	$0.30	$0.30	$0.50	$0.42
Diluted income per share	$0.30	$0.29	$0.49	$0.41

Weighted average number of shares outstanding:
Basic	108.0	114.4	109.7	114.2
Diluted	109.5	117.0	111.5	116.7
See Notes to Condensed Consolidated Financial Statements.

ACCO Brands Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions of dollars)	2015	2014	2015	2014
Net income	$32.6	$34.2	$54.5	$47.7
Other comprehensive income (loss), before tax:
Unrealized gain on derivative financial instruments:
Gain arising during the period	3.1	4.0	7.3	3.7
Reclassification of gain included in net income	(1.8)	(0.3)	(9.1)	(1.2)
Foreign currency translation:
Foreign currency translation adjustments	(74.4)	(60.0)	(135.0)	(32.2)
Pension and other post-retirement plans:
Amortization of actuarial loss included in net income	1.0	1.6	3.2	4.7
Amortization of prior service cost included in net income	—	0.1	0.2	0.3
Other	3.4	3.9	2.6	1.5
Other comprehensive loss, before tax	(68.7)	(50.7)	(130.8)	(23.2)
Income tax expense related to items of other comprehensive loss	(1.7)	(2.7)	(1.2)	(2.7)
Comprehensive income (loss)	$(37.8)	$(19.2)	$(77.5)	$21.8

See Notes to Condensed Consolidated Financial Statements.

ACCO Brands Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(in millions of dollars)	2015	2014
Operating activities
Net income	$54.5	$47.7
(Gain) loss on disposal of assets	(0.1)	0.6
Depreciation	24.7	26.8
Other non-cash charges	0.1	0.6
Amortization of debt issuance costs	2.5	2.9
Amortization of intangibles	14.9	16.9
Stock-based compensation	10.5	11.6
Loss on debt extinguishment	1.9	—
Equity in earnings of joint ventures, net of dividends received	(1.3)	(0.4)
Changes in balance sheet items:
Accounts receivable	40.7	72.3
Inventories	(37.3)	(37.5)
Other assets	(4.7)	(10.1)
Accounts payable	(18.3)	(23.2)
Accrued expenses and other liabilities	(36.1)	(49.0)
Accrued income taxes	17.7	8.3
Net cash provided by operating activities	69.7	67.5
Investing activities
Additions to property, plant and equipment	(21.4)	(21.1)
Proceeds from the disposition of assets	2.7	3.8
Net cash used by investing activities	(18.7)	(17.3)
Financing activities
Proceeds from long-term borrowings	300.0	—
Repayments of long-term debt	(320.1)	(25.1)
Borrowings of notes payable, net	46.2	0.8
Payments for debt issuance costs	(1.7)	(0.3)
Repurchases of common stock	(46.0)	(2.9)
Payments related to tax withholding for share-based compensation	(5.9)	(1.9)
Proceeds from the exercise of stock options	0.5	—
Net cash used by financing activities	(27.0)	(29.4)
Effect of foreign exchange rate changes on cash and cash equivalents	(6.3)	(1.8)
Net increase in cash and cash equivalents	17.7	19.0
Cash and cash equivalents
Beginning of the period	53.2	53.5
End of the period	$70.9	$72.5

See Notes to Condensed Consolidated Financial Statements.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements

1. Basis of Presentation

As used in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, the terms "ACCO Brands," "ACCO," the "Company," "we," "us," and "our" refer to ACCO Brands Corporation and its consolidated subsidiaries.

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

The Condensed Consolidated Balance Sheet as of September 30, 2015, the related Condensed Consolidated Statements of Income and the Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2015 and 2014 and Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014 are unaudited. The December 31, 2014 Condensed Consolidated Balance Sheet data was derived from audited financial statements, but does not include all annual disclosures required by U.S. GAAP. The above referenced financial statements included herein were prepared by management on the same basis as the Company's audited consolidated financial statements for the year ended December 31, 2014 and reflect all adjustments (consisting solely of normal recurring items unless otherwise noted) which are, in the opinion of management, necessary for the fair presentation of results of operations and cash flows for the interim periods ended September 30, 2015 and 2014, and the financial position of the Company as of September 30, 2015. Interim results may not be indicative of results for a full year.

We have reclassified certain costs from cost of products sold to SG&A to align classifications of certain expenses across our businesses. All prior periods have been adjusted to make the results comparable. For the three and nine months ended September 30, 2014, reclassified costs totaled $1.4 million and $2.2 million, respectively. These historical reclassifications are not material and have had no effect on net income.

The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting periods. Actual results could differ from those estimates.

2. Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The standard provides companies with a single model for use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize revenue when control of the goods or services transfers to the customer, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (“ASU 2015-14”) deferring by one year the effective date of ASU 2014-09 until reporting periods beginning after December 15, 2017, with early adoption permitted for annual reporting periods beginning on or after December 15, 2016, and interim periods within those annual periods. The Company is currently in the process of evaluating the impact of adoption of ASU 2014-09 on the Company’s Consolidated Financial Statements.

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

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

beginning after December 15, 2016. The Company is in the process of evaluating the impact of adoption of ASU 2015-11 on its consolidated financial statements.

3. Long-term Debt and Short-term Borrowings

Notes payable and long-term debt, listed in order of their security interests, consisted of the following as of September 30, 2015 and December 31, 2014:

(in millions of dollars)	September 30, 2015	December 31, 2014
U.S. Dollar Senior Secured Term Loan A, due April 2020 (floating interest rate of 1.82% at September 30, 2015)	$279.0	$—
U.S. Dollar Senior Secured Term Loan A, due May 2018 (floating interest rate of 2.24% at December 31, 2014)	—	299.0
Senior Secured Revolving Credit Facility, due April 2020 (floating interest rate of 1.70% at September 30, 2015)	47.0	—
Senior Unsecured Notes, due April 2020 (fixed interest rate of 6.75%)	500.0	500.0
Other borrowings	—	1.6
Total debt	826.0	800.6
Less: current portion	(47.0)	(1.6)
Total long-term debt	$779.0	$799.0

Effective April 28, 2015 (the "Effective Date"), the Company entered into a Second Amended and Restated Credit Agreement, dated as of April 28, 2015 (the "Restated Credit Agreement"), among the Company, certain subsidiaries of the Company, Bank of America, N.A., as administrative agent, and the other agents and lenders party thereto. The Restated Credit Agreement amends and restates the Company’s existing credit agreement, dated as of May 13, 2013, as amended (the "2013 Credit Agreement"). The Company subsequently entered into a First Amendment to the Restated Credit Agreement, dated as of July 7, 2015 (the “First Amendment”), which eliminated the requirement to use commercially reasonable efforts to maintain public ratings of the Company’s senior secured debt and revised the definition of “Change of Control” in Section 1.01 of the Restated Credit Agreement to remove language that could be viewed as effectively limiting the ability of stockholders to nominate and elect new directors, commonly referred to as a “dead hand proxy put.” The revision to the definition of “Change of Control” in the First Amendment is responsive to recent developments under Delaware law.

The Restated Credit Agreement provides for a $600.0 million, five-year senior secured credit facility, which consists of a $300.0 million revolving credit facility (the "Restated Revolving Facility") and a $300.0 million term loan. Specifically, in connection with the Restated Credit Agreement, the Company:

•
replaced the Company’s existing U.S.-dollar denominated Senior Secured Term A Loan, due May 2018, under the 2013 Credit Agreement (the "Existing Term A Loan"), which had an aggregate principal amount of $299.0 million outstanding immediately prior to the Effective Date, with a new U.S.-dollar denominated Senior Secured Term A Loan, in an aggregate original principal amount of $300.0 million (the "Restated Term A Loan"); and

•
replaced the $250.0 million revolving credit facility under the 2013 Credit Agreement with the Restated Revolving Facility, under which approximately $42.0 million was outstanding immediately following the Effective Date.

As of September 30, 2015, there were borrowings of $47.0 million under the Restated Revolving Facility. The amount available for borrowings was $243.9 million (allowing for $9.1 million of letters of credit outstanding on that date). We expect to repay the Restated Revolving Facility by the end of 2015.

Loan Covenants
As more fully described in the Company's Form 10-Q for the period ended June 30, 2015, the Company must comply with certain covenants and financial tests under the Restated Credit Agreement and the indenture governing the senior unsecured notes. As of and for the period ended September 30, 2015, the Company was in compliance with all applicable loan covenants and financial tests.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Guarantees and security

Generally, obligations under the Restated Credit Agreement are guaranteed by certain of the Company’s existing and future subsidiaries, and are secured by substantially all of the Company’s and certain guarantor subsidiaries’ assets, subject to certain exclusions and limitations.

4. Pension and Other Retiree Benefits

The components of net periodic benefit cost (income) for pension and post-retirement plans for the three and nine months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30,
	Pension Benefits				Post-retirement
	U.S.		International
(in millions of dollars)	2015	2014	2015	2014	2015	2014
Service cost	$0.4	$0.5	$0.3	$0.2	$0.1	$—
Interest cost	2.1	2.2	3.3	4.0	0.2	0.2
Expected return on plan assets	(3.0)	(3.0)	(5.6)	(5.8)	—	—
Amortization of net loss (gain)	0.6	1.3	0.6	0.5	(0.2)	(0.2)
Amortization of prior service cost (credit)	0.1	0.1	—	—	(0.1)	—
Net periodic benefit cost (income)	$0.2	$1.1	$(1.4)	$(1.1)	$—	$—

	Nine Months Ended September 30,
	Pension Benefits				Post-retirement
	U.S.		International
(in millions of dollars)	2015	2014	2015	2014	2015	2014
Service cost	$1.2	$1.5	$0.7	$0.6	$0.1	$0.1
Interest cost	6.5	6.5	9.7	11.9	0.3	0.4
Expected return on plan assets	(9.2)	(9.0)	(16.5)	(17.3)	—	—
Amortization of net loss (gain)	1.6	3.9	1.8	1.5	(0.2)	(0.7)
Amortization of prior service cost (credit)	0.3	0.3	—	—	(0.1)	—
Curtailment gain	—	—	—	—	(0.2)	—
Settlement gain	—	—	—	—	(0.3)	—
Net periodic benefit cost (income)	$0.4	$3.2	$(4.3)	$(3.3)	$(0.4)	$(0.2)

We expect to contribute approximately $7.3 million to our defined benefit plans in 2015. For the nine months ended September 30, 2015, we have contributed $5.7 million to these plans.

5. Stock-Based Compensation

The following table summarizes the our stock-based compensation expense (including stock options, restricted stock units ("RSUs") and performance stock units ("PSUs")) for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions of dollars)	2015	2014	2015	2014
Stock option compensation expense	$1.0	$0.9	$2.9	$2.8
RSU compensation expense	1.0	1.4	3.8	5.0
PSU compensation expense	0.9	1.6	3.8	3.8
Total stock-based compensation expense	$2.9	$3.9	$10.5	$11.6

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

We generally recognize compensation expense for stock-based awards ratably over the vesting period. Stock-based compensation expense for the nine months ended September 30, 2015 and 2014 includes $0.8 million and $0.8 million, respectively, of expense related to stock awards granted to eligible non-employee directors, which were fully vested on the grant date.

The following table summarizes our unrecognized compensation expense and the weighted-average period over which the expense will be recognized as of September 30, 2015:

	September 30, 2015
	Unrecognized	Weighted Average
	Compensation	Years Expense To Be
(in millions of dollars, except weighted average years)	Expense	Recognized Over
Stock options	$5.6	1.8
RSUs	$5.3	1.9
PSUs	$8.1	1.8

6. Inventories

Inventories are stated at the lower of cost or market value. The components of inventories were as follows:

(in millions of dollars)	September 30, 2015	December 31, 2014
Raw materials	$33.8	$36.7
Work in process	2.6	2.0
Finished goods	215.2	191.2
Total inventories	$251.6	$229.9

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

Changes in the net carrying amount of goodwill by segment were as follows:

(in millions of dollars)	ACCO Brands North America	ACCO Brands International	Computer Products Group	Total

Balance at December 31, 2014	$387.6	$150.5	$6.8	$544.9
Translation	(8.3)	(38.5)	—	(46.8)
Balance at September 30, 2015	$379.3	$112.0	$6.8	$498.1

Goodwill	$510.2	$196.2	$6.8	$713.2
Accumulated impairment losses	(130.9)	(84.2)	—	(215.1)
Balance at September 30, 2015	$379.3	$112.0	$6.8	$498.1

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Identifiable Intangible Assets

The gross carrying value and accumulated amortization by class of identifiable intangible assets as of September 30, 2015 and December 31, 2014 were as follows:

	September 30, 2015				December 31, 2014
(in millions of dollars)	Gross Carrying Amounts	Accumulated Amortization		Net Book Value	Gross Carrying Amounts	Accumulated Amortization		Net Book Value
Indefinite-lived intangible assets:
Trade names	$471.2	$(44.5)	(1)	$426.7	$499.4	$(44.5)	(1)	$454.9
Amortizable intangible assets:
Trade names	124.8	(61.3)		63.5	127.7	(55.5)		72.2
Customer and contractual relationships	97.8	(63.4)		34.4	100.4	(57.2)		43.2
Patents/proprietary technology	10.0	(9.1)		0.9	10.2	(9.1)		1.1
Subtotal	232.6	(133.8)		98.8	238.3	(121.8)		116.5
Total identifiable intangibles	$703.8	$(178.3)		$525.5	$737.7	$(166.3)		$571.4

(1)	Accumulated amortization prior to the adoption of authoritative guidance on goodwill and indefinite-lived intangible assets, at which time further amortization ceased.

The Company’s intangible amortization expense was $4.8 million and $5.4 million for the three months ended September 30, 2015 and 2014, respectively and $14.9 million and $16.9 million for the nine months ended September 30, 2015 and 2014, respectively.

Estimated amortization expense for amortizable intangible assets as of September 30, 2015 for the current year and the next five years are as follows:

(in millions of dollars)	2015	2016	2017	2018	2019
Estimated amortization expense	$19.6	$17.5	$14.3	$12.1	$9.9

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

8. Restructuring

During 2014 and in years prior, we initiated restructuring actions that further enhanced our ongoing efforts to centralize, control and streamline our global and regional operational, supply chain and administrative functions, primarily associated with our North American school, office and Computer Products Group workforce.

We recorded $0.5 million of expense related to these restructuring actions for the three months ended September 30, 2014, and $0.3 million of income and $1.6 million of expense for the nine months ended September 30, 2015 and 2014, respectively. Employee termination income in 2015 relates to the release of reserves no longer required.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

A summary of the activity in the restructuring accounts for the nine months ended September 30, 2015 was as follows:

(in millions of dollars)	Balance at December 31, 2014	(Income)/ Provision	Cash Expenditures	Non-cash Items/ Currency Change	Balance at September 30, 2015
Employee termination costs	$7.8	$(0.5)	$(5.2)	$(0.3)	$1.8
Termination of lease agreements	0.6	0.2	(0.5)	—	0.3
Total restructuring liability	$8.4	$(0.3)	$(5.7)	$(0.3)	$2.1

We expect the remaining $1.8 million of employee termination and $0.3 million of lease termination costs to be substantially paid within the next nine months.

9. Income Taxes

The reconciliation of income taxes for the three and nine month periods ended September 30, 2015 and 2014, computed at the U.S. federal statutory income tax rate, compared to our effective income tax rate, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions of dollars)	2015	2014	2015	2014
Income tax expense computed at U.S. statutory income tax rate (35%)	$16.7	$18.8	$28.4	$27.3
Interest on Brazilian Tax Assessment	0.7	0.8	2.1	2.4
Correction of deferred tax	—	—	(1.6)	—
Miscellaneous	(2.1)	(0.2)	(2.1)	0.4
Income tax expense as reported	$15.3	$19.4	$26.8	$30.1
Effective tax rate	31.9%	36.2%	33.0%	38.7%

For the nine months ended September 30, 2015, we recorded an income tax expense of $26.8 million on income before taxes of $81.3 million. For the nine months ended September 30, 2014, we reported an income tax expense of $30.1 million on income before taxes of $77.8 million. The lower effective tax rate in 2015 is due to a correction of prior-period deferred taxes in a foreign entity, the impact of foreign exchange, lower foreign earnings and dividend payments to the U.S. The Company determined that the impact of the deferred tax correction was not material to the current or prior periods, and accordingly, a restatement of the prior period tax expense was not deemed to be necessary.

The U.S. federal statute of limitations remains open for the year 2012 and forward. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from 2 to 5 years. Years still open to examination by foreign tax authorities in major jurisdictions include Australia (2011 forward), Brazil (2010 forward), Canada (2007 forward) and the U.K. (2012 forward). We are currently under examination in certain foreign jurisdictions.

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

Tilibra is disputing both of the tax assessments through established administrative procedures. We believe we have meritorious defenses and intend to vigorously contest these matters; however, there can be no assurances that we will ultimately prevail. We are still in the early stages of the process to challenge the FRD's tax assessments, and the ultimate outcome will not be determined until the Brazilian tax appeal process is complete, which is expected to take a number of years. In addition, Tilibra's 2011-2012 tax years remain open and subject to audit, and there can be no assurances that we will not receive additional tax assessments regarding the goodwill for one or more of those years. With respect to years 2007 to 2012 we have accrued a total of R109.3 million

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

($27.1 million based on current exchange rates) of tax, penalties and interest. If the FRD's initial position is ultimately sustained, the amount assessed would materially and adversely affect our cash flow in the year of settlement.

Because there is no settled legal precedent on which to base a definitive opinion as to whether we will ultimately prevail, we consider the outcome of this dispute to be uncertain. Since it is not more likely than not that we will prevail, in 2012, we recorded a reserve in the amount of $44.5 million (at December 31, 2012 exchange rates) in consideration of this contingency, of which $43.3 million was recorded as an adjustment to the purchase price and which included the 2008-2012 tax years plus interest and penalties through December 2012. In addition, we will continue to accrue interest related to this contingency until such time as the outcome is known or until evidence is presented that we are more likely than not to prevail. During the three and nine months ended September 30, 2015, we accrued additional interest as a charge to current tax expense of $0.7 million and $2.1 million, respectively, and $0.8 million and $2.4 million for the same periods in 2014.

10. Earnings per Share

Total outstanding shares as of September 30, 2015 and 2014 were 107.4 million and 114.1 million, respectively. Under our stock repurchase program, for the three and nine months ended September 30, 2015 we repurchased and retired 1.0 million and 6.1 million shares, respectively, of common stock. In addition, for the nine months ended September 30, 2015 we acquired 0.7 million treasury shares, primarily related to tax withholding for share-based compensation. The calculation of basic earnings per common share is based on the weighted average number of common shares outstanding in the year, or period, over which they were outstanding. Our calculation of diluted earnings per common share assumes that any common shares outstanding were increased by shares that would be issued upon exercise of those stock units for which the average market price for the period exceeds the exercise price less the shares that could have been purchased by the Company with the related proceeds, including compensation expense measured but not yet recognized, net of tax.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2015	2014	2015	2014
Weighted-average number of common shares outstanding — basic	108.0	114.4	109.7	114.2
Stock options	0.1	—	0.2	—
Stock-settled stock appreciation rights	0.3	0.6	0.4	0.6
Restricted stock units	1.1	2.0	1.2	1.9
Adjusted weighted-average shares and assumed conversions — diluted	109.5	117.0	111.5	116.7

Awards of potentially dilutive shares of common stock pursuant to stock options, which have exercise prices that were higher than the average market price during the period, are not included in the computation of dilutive earnings per share as their effect would have been anti-dilutive. For the three and nine months ended September 30, 2015, these shares were approximately 7.0 million and 5.4 million, respectively. For the three and nine months ended September 30, 2014, these shares were approximately 7.3 million and 6.6 million, respectively.

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

Forward currency contracts are used to hedge foreign denominated inventory purchases for Europe, Australia, Canada and Japan and are designated as cash flow hedges. Unrealized gains and losses on these contracts for inventory purchases are deferred in other comprehensive income (loss) until the contracts are settled and the underlying hedged transactions are recognized, at which time the deferred gains or losses will be reported in the "Cost of products sold" line in the "Condensed Consolidated Statements of Income." As of September 30, 2015 and December 31, 2014, we had cash-flow-designated foreign exchange contracts outstanding with a U.S. dollar equivalent notional value of $69.4 million and $68.4 million, respectively.

Forward currency contracts used to hedge foreign denominated intercompany loans are not designated as hedging instruments. Gains and losses on these derivative instruments are recognized within "Other expense, net" in the "Condensed Consolidated Statements of Income" and are largely offset by the change in the current translated value of the hedged item. The periods of the forward foreign exchange contracts correspond to the periods of the hedged transactions, and do not extend beyond December 2016. As of September 30, 2015 and December 31, 2014, we had undesignated foreign exchange contracts outstanding with a U.S. dollar equivalent notional value of $57.3 million and $55.8 million, respectively.

The following table summarizes the fair value of our derivative financial instruments as of September 30, 2015 and December 31, 2014:

	Fair Value of Derivative Instruments
	Derivative Assets			Derivative Liabilities
(in millions of dollars)	Balance Sheet Location	September 30, 2015	December 31, 2014	Balance Sheet Location	September 30, 2015	December 31, 2014
Derivatives designated as hedging instruments:
Foreign exchange contracts	Other current assets	$2.9	$4.6	Other current liabilities	$0.4	$0.1
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current assets	0.4	0.1	Other current liabilities	0.1	0.4
Total derivatives		$3.3	$4.7		$0.5	$0.5

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The following tables summarize the pre-tax effect of our derivative financial instruments on the condensed consolidated financial statements for the three and nine months ended September 30, 2015 and 2014:

	The Effect of Derivative Instruments in Cash Flow Hedging Relationships on the Condensed Consolidated Financial Statements
	Amount of Gain (Loss) Recognized in OCI (Effective Portion)		Location of (Gain) Loss Reclassified from OCI to Income	Amount of (Gain) Loss Reclassified from AOCI to Income (Effective Portion)
	Three Months Ended September 30,			Three Months Ended September 30,
(in millions of dollars)	2015	2014		2015	2014
Cash flow hedges:
Foreign exchange contracts	$3.1	$4.0	Cost of products sold	$(1.8)	$(0.3)

	The Effect of Derivative Instruments in Cash Flow Hedging Relationships on the Condensed Consolidated Financial Statements
	Amount of Gain (Loss) Recognized in OCI (Effective Portion)		Location of (Gain) Loss Reclassified from OCI to Income	Amount of (Gain) Loss Reclassified from AOCI to Income (Effective Portion)
	Nine Months Ended September 30,			Nine Months Ended September 30,
(in millions of dollars)	2015	2014		2015	2014
Cash flow hedges:
Foreign exchange contracts	$7.3	$3.7	Cost of products sold	$(9.1)	$(1.2)

	The Effect of Derivatives Not Designated as Hedging Instruments on the Consolidated Statements of Income
	Location of (Gain) Loss Recognized in Income on Derivatives	Amount of (Gain) Loss Recognized in Income		Amount of (Gain) Loss Recognized in Income
		Three Months Ended September 30,		Nine Months Ended September 30,
(in millions of dollars)		2015	2014	2015	2014
Foreign exchange contracts	Other expense, net	$(1.9)	$—	$(0.9)	$1.4

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

We have determined that our financial assets and liabilities are Level 2 in the fair value hierarchy. The following table sets forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2015 and December 31, 2014:

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

(in millions of dollars)	September 30, 2015	December 31, 2014
Assets:
Forward currency contracts	$3.3	$4.7
Liabilities:
Forward currency contracts	$0.5	$0.5

Our forward currency contracts are included in "Other current assets" or "Other current liabilities" and mature within 12 months. The forward foreign currency exchange contracts are primarily valued based on the foreign currency spot and forward rates quoted by the banks or foreign currency dealers. As such, these derivative instruments are classified within Level 2.

The fair values of cash and cash equivalents, notes payable to banks, accounts receivable and accounts payable approximate carrying amounts due principally to their short maturities. The carrying amount of total debt was $826.0 million and $800.6 million and the estimated fair value of total debt was $848.5 million and $831.9 million at September 30, 2015 and December 31, 2014, respectively. The fair values are determined from quoted market prices, where available, and from investment bankers using current interest rates considering credit ratings and the remaining time to maturity.

13. Accumulated Other Comprehensive Income (Loss)

Comprehensive income is defined as net income (loss) and other changes in stockholders’ equity from transactions and other events from sources other than stockholders. The components of, and changes in, accumulated other comprehensive income (loss), net of tax were as follows:

(in millions of dollars)	Derivative Financial Instruments	Foreign Currency Adjustments	Unrecognized Pension and Other Post-retirement Benefit Costs	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2014	$2.7	$(166.0)	$(129.3)	$(292.6)
Other comprehensive income (loss) before reclassifications, net of tax	5.1	(135.0)	2.3	(127.6)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	(6.4)	—	2.0	(4.4)
Balance at September 30, 2015	$1.4	$(301.0)	$(125.0)	$(424.6)

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The reclassifications out of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
(in millions of dollars)	Amount Reclassified from Accumulated Other Comprehensive Income		Amount Reclassified from Accumulated Other Comprehensive Income		Location on Income Statement
Details about Accumulated Other Comprehensive Income Components
Gain on cash flow hedges:
Foreign exchange contracts	$1.8	$0.3	$9.1	$1.2	Cost of products sold
Tax expense	(0.6)	—	(2.7)	(0.2)	Income tax expense
Net of tax	$1.2	$0.3	$6.4	$1.0
Defined benefit plan items:
Amortization of actuarial loss	$(1.0)	$(1.6)	$(3.2)	$(4.7)	(1)
Amortization of prior service cost	—	(0.1)	(0.2)	(0.3)	(1)
Total before tax	(1.0)	(1.7)	(3.4)	(5.0)
Tax benefit	0.2	0.6	1.4	1.8	Income tax expense
Net of tax	$(0.8)	$(1.1)	$(2.0)	$(3.2)

Total reclassifications for the period, net of tax	$0.4	$(0.8)	$4.4	$(2.2)

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

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

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

Net sales by business segment for the three and nine months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions of dollars)	2015	2014	2015	2014
ACCO Brands North America	$279.8	$297.4	$715.1	$752.5
ACCO Brands International	104.3	140.7	295.6	376.3
Computer Products Group	29.5	34.1	87.6	100.5
Net sales	$413.6	$472.2	$1,098.3	$1,229.3

Operating income by business segment for the three and nine months ended September 30, 2015 and 2014 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions of dollars)	2015	2014	2015	2014
ACCO Brands North America	$48.4	$50.5	$104.1	$98.0
ACCO Brands International	11.3	19.1	20.8	31.9
Computer Products Group	2.7	2.7	6.9	5.0
Segment operating income	62.4	72.3	131.8	134.9
Corporate	(7.6)	(10.5)	(25.2)	(29.8)
Operating income(a)	54.8	61.8	106.6	105.1
Interest expense	11.0	12.5	33.5	37.0
Interest income	(1.9)	(1.6)	(5.3)	(4.7)
Equity in earnings of joint ventures	(2.5)	(2.9)	(5.1)	(5.3)
Other expense, net	0.3	0.2	2.2	0.3
Income before income tax	$47.9	$53.6	$81.3	$77.8

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions of dollars)	2015	2014	2015	2014
Net sales	$26.2	$32.4	$74.6	$80.9
Gross profit	12.7	14.1	31.8	32.0
Net income	5.1	5.7	10.3	10.5

(in millions of dollars)	September 30, 2015	December 31, 2014
Current assets	$67.8	$83.4
Non-current assets	41.9	47.3
Current liabilities	34.9	40.7
Non-current liabilities	13.5	22.0

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

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

17. Condensed Consolidating Financial Information

Certain of the Company’s 100% owned domestic subsidiaries are required to jointly and severally, fully and unconditionally guarantee the 6.75% Senior Unsecured Notes that are due in the year 2020. Rather than filing separate financial statements for each guarantor subsidiary with the SEC, the Company has elected to present the following condensed consolidating financial statements, which includes the condensed consolidating statements of comprehensive income and results of operations for the three and nine months ended September 30, 2015 and 2014, cash flows for the nine months ended September 30, 2015, and 2014, and financial position as of September 30, 2015 and December 31, 2014 of the Company and its guarantor and non-guarantor subsidiaries (in each case carrying investments under the equity method), and the eliminations necessary to arrive at the reported amounts included in the condensed consolidated financial statements of the Company.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Condensed Consolidating Balance Sheets (Unaudited)

	September 30, 2015
(in millions of dollars)	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$5.8	$—	$65.1	$—	$70.9
Accounts receivable, net	—	171.2	152.6	—	323.8
Inventories	—	152.2	99.4	—	251.6
Receivables from affiliates	17.2	356.5	55.9	(429.6)	—
Deferred income taxes	26.7	—	6.6	—	33.3
Other current assets	0.8	13.6	16.1	—	30.5
Total current assets	50.5	693.5	395.7	(429.6)	710.1
Property, plant and equipment, net	3.9	110.8	95.9	—	210.6
Deferred income taxes	0.8	—	28.4	—	29.2
Goodwill	—	330.8	167.3	—	498.1
Identifiable intangibles, net	57.5	385.7	82.3	—	525.5
Other non-current assets	12.6	1.8	38.8	—	53.2
Investment in, long term receivable from affiliates	1,604.3	899.5	441.0	(2,944.8)	—
Total assets	$1,729.6	$2,422.1	$1,249.4	$(3,374.4)	$2,026.7
Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable	$47.0	$—	$—	$—	$47.0
Accounts payable	—	75.2	56.8	—	132.0
Accrued compensation	3.1	16.6	13.0	—	32.7
Accrued customer programs liabilities	—	51.4	36.2	—	87.6
Accrued interest	14.7	—	—	—	14.7
Other current liabilities	2.7	23.6	28.5	—	54.8
Payables to affiliates	5.7	209.6	239.8	(455.1)	—
Total current liabilities	73.2	376.4	374.3	(455.1)	368.8
Long-term debt	779.0	—	—	—	779.0
Long-term notes payable to affiliates	178.2	26.7	20.6	(225.5)	—
Deferred income taxes	133.4	—	34.6	—	168.0
Pension and post-retirement benefit obligations	1.5	49.7	34.3	—	85.5
Other non-current liabilities	3.3	20.9	40.2	—	64.4
Total liabilities	1,168.6	473.7	504.0	(680.6)	1,465.7
Stockholders’ equity:
Common stock	1.1	448.0	232.1	(680.1)	1.1
Treasury stock	(11.8)	—	—	—	(11.8)
Paid-in capital	1,994.9	1,551.1	743.0	(2,294.1)	1,994.9
Accumulated other comprehensive loss	(424.6)	(65.3)	(304.3)	369.6	(424.6)
(Accumulated deficit) retained earnings	(998.6)	14.6	74.6	(89.2)	(998.6)
Total stockholders’ equity	561.0	1,948.4	745.4	(2,693.8)	561.0
Total liabilities and stockholders’ equity	$1,729.6	$2,422.1	$1,249.4	$(3,374.4)	$2,026.7

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

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Condensed Consolidating Statement of Comprehensive Income (Unaudited)

	Three Months Ended September 30, 2015
(in millions of dollars)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$271.6	$152.6	$(10.6)	$413.6
Cost of products sold	—	182.6	107.9	(10.6)	279.9
Gross profit	—	89.0	44.7	—	133.7
Advertising, selling, general and administrative expenses	9.3	40.6	24.2	—	74.1
Amortization of intangibles	0.1	3.9	0.8	—	4.8
Operating income (loss)	(9.4)	44.5	19.7	—	54.8
Expense (income) from affiliates	(0.4)	(5.1)	5.5	—	—
Interest expense	11.2	—	(0.2)	—	11.0
Interest income	—	—	(1.9)	—	(1.9)
Equity in earnings of joint ventures	—	—	(2.5)	—	(2.5)
Other expense (income), net	(0.6)	2.5	(1.6)	—	0.3
Income (loss) before income taxes and earnings of wholly owned subsidiaries	(19.6)	47.1	20.4	—	47.9
Income tax expense	8.4	—	6.9	—	15.3
Income (loss) before earnings of wholly owned subsidiaries	(28.0)	47.1	13.5	—	32.6
Earnings of wholly owned subsidiaries	60.6	11.1	—	(71.7)	—
Net income	$32.6	$58.2	$13.5	$(71.7)	$32.6
Comprehensive (loss) income	$(37.8)	$58.2	$(51.0)	$(7.2)	$(37.8)

	Three Months Ended September 30, 2014
(in millions of dollars)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$273.2	$202.7	$(3.7)	$472.2
Cost of products sold	—	185.4	137.2	(3.7)	318.9
Gross profit	—	87.8	65.5	—	153.3
Advertising, selling, general and administrative expenses	12.5	41.2	31.9	—	85.6
Amortization of intangibles	0.1	4.3	1.0	—	5.4
Restructuring charges (credits)	—	(0.3)	0.8	—	0.5
Operating income (loss)	(12.6)	42.6	31.8	—	61.8
Expense (income) from affiliates	(0.5)	(6.5)	7.0	—	—
Interest expense	12.6	—	(0.1)	—	12.5
Interest income	—	—	(1.6)	—	(1.6)
Equity in earnings of joint ventures	—	—	(2.9)	—	(2.9)
Other expense (income), net	—	(0.9)	1.1	—	0.2
Income (loss) before income taxes and earnings of wholly owned subsidiaries	(24.7)	50.0	28.3	—	53.6
Income tax expense	8.6	—	10.8	—	19.4
Income (loss) before earnings of wholly owned subsidiaries	(33.3)	50.0	17.5	—	34.2
Earnings of wholly owned subsidiaries	67.5	16.4	—	(83.9)	—
Net income	$34.2	$66.4	$17.5	$(83.9)	$34.2
Comprehensive (loss) income	$(19.2)	$66.9	$(32.5)	$(34.4)	$(19.2)

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Condensed Consolidating Statement of Comprehensive Income (Unaudited)

	Nine Months Ended September 30, 2015
(in millions of dollars)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$699.4	$435.3	$(36.4)	$1,098.3
Cost of products sold	—	481.5	312.6	(36.4)	757.7
Gross profit	—	217.9	122.7	—	340.6
Advertising, selling, general and administrative expenses	30.2	113.7	75.5	—	219.4
Amortization of intangibles	0.1	12.1	2.7	—	14.9
Restructuring credits	—	(0.3)	—	—	(0.3)
Operating income (loss)	(30.3)	92.4	44.5	—	106.6
Expense (income) from affiliates	(1.0)	(16.2)	17.2	—	—
Interest expense	34.1	—	(0.6)	—	33.5
Interest income	—	—	(5.3)	—	(5.3)
Equity in earnings of joint ventures	—	—	(5.1)	—	(5.1)
Other expense (income), net	1.4	2.0	(1.2)	—	2.2
Income (loss) before income taxes and earnings of wholly owned subsidiaries	(64.8)	106.6	39.5	—	81.3
Income tax expense	14.0	—	12.8	—	26.8
Income (loss) before earnings of wholly owned subsidiaries	(78.8)	106.6	26.7	—	54.5
Earnings of wholly owned subsidiaries	133.3	26.2	—	(159.5)	—
Net income	$54.5	$132.8	$26.7	$(159.5)	$54.5
Comprehensive (loss) income	$(77.5)	$132.7	$(94.6)	$(38.1)	$(77.5)

	Nine Months Ended September 30, 2014
(in millions of dollars)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$694.6	$550.0	$(15.3)	$1,229.3
Cost of products sold	—	484.1	387.5	(15.3)	856.3
Gross profit	—	210.5	162.5	—	373.0
Advertising, selling, general and administrative expenses	35.6	117.5	96.3	—	249.4
Amortization of intangibles	0.1	13.5	3.3	—	16.9
Restructuring charges (credits)	(0.2)	(0.2)	2.0	—	1.6
Operating income (loss)	(35.5)	79.7	60.9	—	105.1
Expense (income) from affiliates	(1.2)	(20.0)	21.2	—	—
Interest expense	37.3	—	(0.3)	—	37.0
Interest income	—	—	(4.7)	—	(4.7)
Equity in earnings of joint ventures	—	—	(5.3)	—	(5.3)
Other expense (income), net	1.1	(0.6)	(0.2)	—	0.3
Income (loss) before income taxes and earnings of wholly owned subsidiaries	(72.7)	100.3	50.2	—	77.8
Income tax expense	10.6	—	19.5	—	30.1
Income (loss) before earnings of wholly owned subsidiaries	(83.3)	100.3	30.7	—	47.7
Earnings of wholly owned subsidiaries	131.0	30.7	—	(161.7)	—
Net income	$47.7	$131.0	$30.7	$(161.7)	$47.7
Comprehensive income	$21.8	$133.0	$4.2	$(137.2)	$21.8

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Condensed Consolidating Statement of Cash Flows (Unaudited)

	Nine Months Ended September 30, 2015
(in millions of dollars)	Parent	Guarantors	Non-Guarantors	Consolidated
Net cash provided (used) by operating activities	$(43.7)	$69.2	$44.2	$69.7
Investing activities:
Additions to property, plant and equipment	—	(9.7)	(11.7)	(21.4)
Payments for (proceeds from) interest in affiliates	—	14.9	(14.9)	—
Proceeds from the disposition of assets	—	—	2.7	2.7
Net cash (used) provided by investing activities	—	5.2	(23.9)	(18.7)
Financing activities:
Intercompany financing	48.0	(59.6)	11.6	—
Net dividends	18.0	(14.9)	(3.1)	—
Proceeds from long-term borrowings	300.0	—	—	300.0
Repayments of long-term debt	(320.1)	—	—	(320.1)
Borrowings (repayments) of notes payable, net	47.0	—	(0.8)	46.2
Payments for debt issuance costs	(1.7)	—	—	(1.7)
Repurchases of common stock	(46.0)	—	—	(46.0)
Payments related to tax withholding for share-based compensation	(5.9)	—	—	(5.9)
Proceeds from the exercise of stock options	0.5	—	—	0.5
Net cash (used) provided by financing activities	39.8	(74.5)	7.7	(27.0)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(6.3)	(6.3)
Net increase (decrease) in cash and cash equivalents	(3.9)	(0.1)	21.7	17.7
Cash and cash equivalents:
Beginning of the period	9.7	0.1	43.4	53.2
End of the period	$5.8	$—	$65.1	$70.9

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Condensed Consolidating Statement of Cash Flows (Unaudited)

	Nine Months Ended September 30, 2014
(in millions of dollars)	Parent	Guarantors	Non-Guarantors	Consolidated
Net cash provided (used) by operating activities	$(52.3)	$62.0	$57.8	$67.5
Investing activities:
Additions to property, plant and equipment	(0.2)	(6.7)	(14.2)	(21.1)
Payments for (proceeds from) interest in affiliates	—	15.1	(15.1)	—
Proceeds from the disposition of assets	—	3.6	0.2	3.8
Net cash (used) provided by investing activities	(0.2)	12.0	(29.1)	(17.3)
Financing activities:
Intercompany financing	55.7	(64.9)	9.2	—
Net dividends	24.7	(10.0)	(14.7)	—
Repayments of long-term debt	(25.0)	(0.1)	—	(25.1)
Borrowings of notes payable, net	—	—	0.8	0.8
Payments for debt issuance costs	(0.3)	—	—	(0.3)
Repurchase of common stock	(2.9)	—	—	(2.9)
Payments related to tax withholding for share-based compensation	(1.9)	—	—	(1.9)
Net cash (used) provided by financing activities	50.3	(75.0)	(4.7)	(29.4)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(1.8)	(1.8)
Net increase (decrease) in cash and cash equivalents	(2.2)	(1.0)	22.2	19.0
Cash and cash equivalents:
Beginning of the period	7.0	1.0	45.5	53.5
End of the period	$4.8	$—	$67.7	$72.5

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three and nine months ended September 30, 2015 and 2014, should be read in conjunction with the unaudited condensed consolidated financial statements of ACCO Brands Corporation and the accompanying notes contained herein.

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

We believe our leading product positions provide the scale to enable us to invest in product innovation and drive growth across our product categories. We currently manufacture approximately half of our products locally where we operate, and source approximately half of our products, primarily from China.

Key factors that affect our profitability are volume, sales prices compared to product cost and foreign exchange rates as updated in "Part II, Item 1A. Risk Factors" of this Quarterly Report on Form 10-Q. See "Part I, Item 1A. Risk Factors" in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for further information regarding these and other risk factors.

Overview of Performance

During the seasonally stronger (due to back-to-school product sales) third quarter of 2015, foreign exchange rates continued to deteriorate against the U.S. dollar ("USD") in comparison to December 31, 2014 spot rates and September 30, 2014 averages. This is an important factor causing material impacts in our reported sales, earnings, cash flow and comparative balance sheet, because approximately half of our consolidated results are denominated in currencies other than the USD. The weakening of currencies relative to the USD has negatively impacted our results from both a translation and transaction perspective. Foreign currency fluctuations impact translation of the results of our foreign operations when reported in USDs. Additionally, foreign currency fluctuations impact transactions, notably cost of products sold, at prices denominated in USDs. See "Part II, Item 1A. Risk Factors - Risks associated with currency volatility could adversely affect our sales, profitability, cash flow and results of operations."

In response to the strengthening of the USD we have been raising prices in our foreign markets in an effort to recover our lost gross margin, but with the USD continuing to strengthen throughout 2015 our price increases have not fully offset the cumulative impact of the foreign-exchange-related inflation on our cost of products sold.

Compared to 2014, the average foreign exchange rates have declined as follows for our major currencies relative to the USD:

Currency	QTD Decline versus Q3 2014	YTD Decline for the Nine Months Ended September 30, 2015 versus Q3 2014
Brazilian real	(35)%	(27)%
Canadian dollar	(17)%	(13)%
Euro	(16)%	(18)%
Australian dollar	(22)%	(17)%
British pound	(7)%	(8)%
Mexican peso	(20)%	(15)%
Japanese yen	(15)%	(14)%

During the third quarter, net sales decreased 12% to $413.6 million from $472.2 million in the prior year. Foreign currency translation reduced sales by $38.9 million, or 8%. The underlying sales decline was in all segments, but primarily in the International and North America segments, and was due to lower sales volume, partially offset by higher pricing of 3%.

Operating income decreased by $7.0 million to $54.8 million, almost entirely due to negative foreign currency translation, which had an impact of $6.2 million.

Net income was $32.6 million, or $0.30 per diluted share, compared to net income of $34.2 million, or $0.29 per diluted share, in the prior year. Foreign currency translation reduced net income by $5.5 million, or 16%. During the third quarter, we paid cash of $6.2 million for the repurchase our Company's common stock and for payments related to tax withholding for share-based compensation.
Three months ended September 30, 2015 versus three months ended September 30, 2014
The following table presents the Company’s results for the three months ended September 30, 2015 and 2014.

	Three Months Ended September 30,		Amount of Change
(in millions of dollars)	2015	2014	$	%
Net sales	$413.6	$472.2	$(58.6)	(12)%
Cost of products sold	279.9	318.9	(39.0)	(12)%
Gross profit	133.7	153.3	(19.6)	(13)%
Gross profit margin	32.3%	32.5%		(0.2)	pts
Advertising, selling, general and administrative expenses	74.1	85.6	(11.5)	(13)%
Amortization of intangibles	4.8	5.4	(0.6)	(11)%
Restructuring charges	—	0.5	(0.5)	(100)%
Operating income	54.8	61.8	(7.0)	(11)%
Operating income margin	13.2%	13.1%		0.1	pts
Interest expense	11.0	12.5	(1.5)	(12)%
Interest income	(1.9)	(1.6)	(0.3)	19%
Equity in earnings of joint ventures	(2.5)	(2.9)	0.4	(14)%
Other expense, net	0.3	0.2	0.1	(50)%
Income tax expense	15.3	19.4	(4.1)	(21)%
Effective tax rate	31.9%	36.2%		(4.3)	pts
Net income	32.6	34.2	(1.6)	(5)%
Weighted average number of diluted shares outstanding:	109.5	117.0	(7.5)	(6)%

Net Sales

Net sales decreased $58.6 million, or 12%, to $413.6 million from $472.2 million in the prior-year period. Foreign currency translation reduced sales by $38.9 million, or 8%. The underlying sales declined in all segments, but primarily in the International and North America segments. International declined primarily due to lower sales in Brazil where deteriorating economic conditions resulted in customers deferring early back-to-school purchases. North America declined due to a combination of the earlier timing of the back-to-school sales, lost placement, store closures and reduced customer inventories. Higher pricing of 3% partially offset the volume declines.

Cost of Products Sold

Cost of products sold includes all manufacturing, product sourcing and distribution costs, including depreciation related to assets used in the manufacturing, procurement and distribution process, allocation of certain information technology costs supporting those processes, inbound and outbound freight, shipping and handling costs, purchasing costs associated with materials and packaging used in the production processes, and inventory valuation adjustments. Cost of products sold decreased $39.0 million, or 12%, to $279.9 million from $318.9 million in the prior-year period. Foreign currency translation reduced cost of products sold by $26.8 million, or 8%. The underlying decline was primarily driven by lower sales volume, and cost savings and productivity improvements. The decline was partially offset by foreign-exchange-related increases in cost of products sold at our foreign business units that source their inventory in USDs.

Gross Profit

Management believes that gross profit and gross profit margin provide enhanced shareholder understanding of underlying operating profit drivers. Gross profit decreased $19.6 million, or 13%, to $133.7 million from $153.3 million in the prior-year period. Foreign currency translation reduced gross profit by $12.1 million, or 8%. The underlying decrease was primarily driven by lower sales volume and foreign-exchange-related increases in cost of products sold at our foreign business units that source their inventory in USDs, partially offset by higher pricing.

Gross profit margin decreased to 32.3% from 32.5%. The decrease was primarily driven by foreign-exchange-related increases in cost of products sold at our foreign business units that source their inventory in USDs, partially offset by higher pricing, cost savings and productivity improvements.

Advertising, Selling, General and Administrative Expenses

Advertising, selling, general and administrative expenses (“SG&A”) include advertising, marketing, selling (including commissions), research and development, customer service, depreciation related to assets outside the manufacturing and distribution processes and all other general and administrative expenses outside the manufacturing and distribution functions (e.g., finance, human resources, information technology, etc.). SG&A decreased $11.5 million, or 13%, to $74.1 million from $85.6 million in the prior-year period. Foreign currency translation reduced SG&A by $5.7 million, or 7%. The underlying decrease was driven by cost savings, lower management incentives, professional fees and pension costs.

As a percentage of sales, SG&A decreased to 17.9% from 18.1% in the prior-year period for the reasons mentioned above and was partially offset by lower sales volume.

Operating Income

Operating income decreased $7.0 million, or 11%, to $54.8 million from $61.8 million in the prior-year period. Foreign currency translation reduced operating income by $6.2 million, or 10%.

Interest Expense

Interest expense decreased $1.5 million, or 12%, to $11.0 million from $12.5 million in the prior-year period. The decrease was primarily due to lower debt outstanding compared to the prior year, as well as lower average interest rates as a result of our refinancing in the second quarter of 2015.

Income Taxes

Income tax expense was $15.3 million on income before taxes of $47.9 million, with an effective tax rate of 31.9%. For the prior-year period, income tax expense was $19.4 million on income before taxes of $53.6 million, with an effective tax rate of

36.2%. The lower effective tax rate in the current year is primarily due to lower foreign earnings that were expected to be repatriated to the U.S., which are taxed at a higher rate, partially offset by interest expense on certain foreign tax disputes, primarily in Brazil. The higher effective tax rate in the prior year was primarily due to interest expense on certain foreign tax disputes, primarily in Brazil.

Net Income

Net income decreased $1.6 million, or 5%, to $32.6 million, or $0.30 per diluted share, from $34.2 million, or $0.29 per diluted share in the prior-year period. Foreign currency translation reduced net income by $5.5 million, or 16%. The underlying increase was primarily due to lower net interest expense. Earnings per diluted share increased despite the lower net income due to a reduction in the diluted shares outstanding from 117.0 million to 109.5 million due to stock repurchases.

Segment Discussion

	Three Months Ended September 30, 2015			Amount of Change
	Net Sales	Segment Operating Income (A)	Operating Income Margin	Net Sales	Net Sales	Segment Operating Income	Segment Operating Income	Margin Points

(in millions of dollars)				$	%	$	%
ACCO Brands North America	$279.8	$48.4	17.3%	$(17.6)	(6)%	$(2.1)	(4)%	30
ACCO Brands International	104.3	11.3	10.8%	(36.4)	(26)%	(7.8)	(41)%	(280)
Computer Products Group	29.5	2.7	9.2%	(4.6)	(13)%	—	NM	130
Total	$413.6	$62.4		$(58.6)		$(9.9)

	Three Months Ended September 30, 2014
	Net Sales	Segment Operating Income (A)	Operating Income Margin

(in millions of dollars)
ACCO Brands North America	$297.4	$50.5	17.0%
ACCO Brands International	140.7	19.1	13.6%
Computer Products Group	34.1	2.7	7.9%
Total	$472.2	$72.3

(A) Segment operating income excludes corporate costs; "Interest expense;" "Interest income;" "Equity in earnings of joint ventures;" and "Other expense, net." See "Part I, Item 1. Note 14. Information on Business Segments," for a reconciliation of total Segment operating income to "Income before income tax."

ACCO Brands North America

ACCO Brands North America net sales decreased $17.6 million, or 6%, to $279.8 million from $297.4 million in the prior-year period. Foreign currency translation reduced sales by $6.6 million, or 2%. The underlying volume decline was due to a combination of the heavier back-to-school shipments at mass-market customers during the second quarter compared to the prior year, lost placement, the continuing impact of store closures and reduced customer inventories. The volume decline was partially offset by growth at internet resellers as well as price increases of 1%.

ACCO Brands North America operating income decreased $2.1 million, or 4%, to $48.4 million from $50.5 million in the prior-year period, but operating income margin increased to 17.3% from 17.0%. Foreign currency translation reduced operating income by $0.8 million, or 2%. Despite the small decline in operating income, operating income margin increased due to cost savings from prior year restructuring initiatives, other productivity improvements and lower pension expenses, partially offset by lower sales volume.

ACCO Brands International

ACCO Brands International net sales decreased $36.4 million, or 26%, to $104.3 million from $140.7 million in the prior-year period. Foreign currency translation reduced sales by $29.5 million, or 21%. The underlying sales decline was primarily due to lower volume in Brazil where deteriorating economic conditions are causing customers to defer early back-to-school purchases. Also contributing to the underlying segment decline were increased customer purchases in the second quarter ahead of additional price increases that were implemented in the third quarter. These declines were partially offset by higher pricing of 8% as we seek to recover foreign-exchange-related increases in our cost of products sold.

ACCO Brands International operating income decreased $7.8 million, or 41%, to $11.3 million from $19.1 million in the prior-year period, and operating income margin decreased to 10.8% from 13.6%. Foreign currency translation reduced operating income by $4.7 million, or 25%. The underlying decline was due to lower sales volume and adverse mix.

Computer Products Group

Computer Products Group net sales decreased $4.6 million, or 13%, to $29.5 million from $34.1 million in the prior-year period. Foreign currency translation reduced sales by $2.8 million, or 8%. The underlying decline was due to reduced sales of tablet accessories resulting from lower demand in the category and our strategic decision to shift focus away from certain commoditized low margin products in this category.

Computer Products Group operating income of $2.7 million was flat compared to the prior-year period, and operating income margin increased to 9.2% from 7.9%. Foreign currency translation reduced operating income by $0.7 million. The underlying operating income and margin increased primarily due to the lack of restructuring charges in the current year.

Nine months ended September 30, 2015 versus nine months ended September 30, 2014

The following table presents the Company’s results for the nine months ended September 30, 2015 and 2014, respectively.

	Nine Months Ended September 30,		Amount of Change
(in millions of dollars)	2015	2014	$	%
Net sales	$1,098.3	$1,229.3	$(131.0)	(11)%
Cost of products sold	757.7	856.3	(98.6)	(12)%
Gross profit	340.6	373.0	(32.4)	(9)%
Gross profit margin	31.0%	30.3%		0.7	pts
Advertising, selling, general and administrative expenses	219.4	249.4	(30.0)	(12)%
Amortization of intangibles	14.9	16.9	(2.0)	(12)%
Restructuring (credits) charges	(0.3)	1.6	(1.9)	NM
Operating income	106.6	105.1	1.5	1%
Operating income margin	9.7%	8.5%		1.2	pts
Interest expense	33.5	37.0	(3.5)	(9)%
Interest income	(5.3)	(4.7)	(0.6)	13%
Equity in earnings of joint ventures	(5.1)	(5.3)	0.2	(4)%
Other expense, net	2.2	0.3	1.9	633%
Income tax expense	26.8	30.1	(3.3)	(11)%
Effective tax rate	33.0%	38.7%		(5.7)	pts
Net income	54.5	47.7	6.8	14%
Weighted average number of diluted shares outstanding:	111.5	116.7	(5.2)	(4)%

Net Sales

Net sales decreased $131.0 million, or 11%, to $1.10 billion from $1.23 billion in the prior-year period. Foreign currency translation reduced sales by $86.6 million, or 7%. The underlying sales declined in all segments, but primarily in the North America and International segments. North America declined primarily due to lost placement at office superstores and the continuing impact of store closures. International declined primarily due to lower sales in Brazil and Europe. Higher pricing of 3% partially offset the sales declines.

Cost of Products Sold

Cost of products sold decreased $98.6 million, or 12%, to $757.7 million from $856.3 million in the prior-year period. Foreign currency translation reduced cost of products sold by $61.4 million, or 7%. The underlying decline was driven by lower sales volume, cost savings and productivity improvements (primarily in the North America segment) and reduced inventory write-offs, partially offset by foreign-exchange-related inflation increases in cost of products sold at our foreign business units that source their inventory in USDs.

Gross Profit

Gross profit decreased $32.4 million, or 9%, to $340.6 million from $373.0 million in the prior-year period. Foreign currency translation reduced gross profit by $25.2 million, or 7%. The underlying decrease was due to higher pricing, cost savings and productivity improvements and reduced inventory write-offs, which were largely offset by lower sales volume and foreign-exchange-related inflation increases in cost of products sold at our foreign business units that source their inventory in USDs.

Gross profit margin increased to 31.0% from 30.3%. The increase was primarily due to cost savings and productivity improvements and higher pricing.

Advertising, Selling, General and Administrative Expenses

SG&A decreased $30.0 million, or 12%, to $219.4 million from $249.4 million in the prior-year period. Foreign currency translation reduced SG&A by $13.7 million, or 5%. The underlying decrease was driven by cost savings, lower professional fees, pension costs and management incentive costs, and a one-time $2.3 million recovery of an indirect tax in Brazil.

As a percentage of sales, SG&A decreased to 20.0% from 20.3% in the prior-year period, due to the reasons mentioned above, partially offset by the lower sales.

Restructuring (Credits) Charges

There were no new restructuring initiatives commenced in 2015; restructuring credits in the current year reflect adjustments to the initiatives commenced in 2014. Restructuring charges decreased $1.9 million from the prior-year period.

Operating Income

Operating income increased $1.5 million, or 1%, to $106.6 million from $105.1 million in the prior-year period. Foreign currency translation reduced operating income by $11.1 million, or 11%. The underlying increase was primarily due to lower SG&A.

Interest Expense and Other Expense, Net

Interest expense decreased $3.5 million, or 9%, to $33.5 million from $37.0 million in the prior-year period. The decrease was primarily due to lower debt outstanding compared to the prior year, as well as lower average interest rates as a result of our refinancing in the second quarter of 2015.

Other expense, net increased $1.9 million to $2.2 million from $0.3 million in the prior-year period. The increase was due to a $1.9 million write-off of debt origination costs related to the second quarter 2015 refinancing.

Income Taxes

Income tax expense was $26.8 million on income before taxes of $81.3 million, with an effective tax rate of 33.0%. For the prior-year period, income tax expense was $30.1 million on income before taxes of $77.8 million, with an effective tax rate of 38.7%. The lower effective tax rate in 2015 was primarily due to a correction of prior-period deferred taxes in a foreign entity. The higher effective tax rate in the prior year was primarily due to interest expense on certain foreign tax disputes, primarily in Brazil.

Net Income

Net income increased $6.8 million, or 14%, to $54.5 million or $0.49 per diluted share, from $47.7 million, or $0.41 per diluted share in the prior-year period. Foreign currency translation reduced net income by $10.9 million, or 23%.

Segment Discussion

	Nine Months Ended September 30, 2015			Amount of Change
	Net Sales	Segment Operating Income (A)	Operating Income Margin	Net Sales	Net Sales	Segment Operating Income	Segment Operating Income	Margin Points

(in millions of dollars)				$	%	$	%
ACCO Brands North America	$715.1	$104.1	14.6%	$(37.4)	(5)%	$6.1	6%	160
ACCO Brands International	295.6	20.8	7.0%	(80.7)	(21)%	(11.1)	(35)%	(150)
Computer Products Group	87.6	6.9	7.9%	(12.9)	(13)%	1.9	38%	290
Total	$1,098.3	$131.8		$(131.0)		$(3.1)

	Nine Months Ended September 30, 2014
	Net Sales	Segment Operating Income (A)	Operating Income Margin

(in millions of dollars)
ACCO Brands North America	$752.5	$98.0	13.0%
ACCO Brands International	376.3	31.9	8.5%
Computer Products Group	100.5	5.0	5.0%
Total	$1,229.3	$134.9
(A) Segment operating income excludes corporate costs; "Interest expense"; "Interest income"; "Equity in earnings of joint ventures" and "Other expense, net." See "Part I, Item 1. Note 14. Information on Business Segments," for a reconciliation of total Segment operating income to "Income before income tax."

ACCO Brands North America

ACCO Brands North America net sales decreased $37.4 million, or 5%, to $715.1 million, from $752.5 million in the prior-year period. Foreign currency translation reduced sales by $14.1 million, or 2%. The underlying sales decline was due to lost placement at office superstores, the continuing impact of store closures and reduced customer inventories. These factors were partially offset by price increases of 1% and growth in sales of back-to-school products.

ACCO Brands North America operating income increased $6.1 million, or 6%, to $104.1 million from $98.0 million in the prior-year period, and operating income margin increased to 14.6% from 13.0%. The improvement was driven primarily by cost savings from prior-year restructuring initiatives, productivity improvements and lower pension expenses. This was partially offset by lower sales volume.

ACCO Brands International

ACCO Brands International net sales decreased $80.7 million, or 21%, to $295.6 million from $376.3 million in the prior-year period. Foreign currency translation reduced sales by $63.9 million, or 17%. The underlying sales decline was primarily driven by lower sales volume in Brazil due to the on-going deterioration of economic conditions, and in Europe, primarily due to lost placement. These declines were partially offset by increased pricing of 6% as we seek to recover foreign-exchange-related increases in our cost of products sold.

ACCO Brands International operating income decreased $11.1 million, or 35%, to $20.8 million from $31.9 million in the prior-year period, and operating income margin decreased to 7.0% from 8.5%. Foreign currency translation reduced operating income by $7.3 million, or 23%. The underlying decline in operating income and margin was primarily due to volume declines and foreign-exchange-related increases in our cost of products sold for inventory sourced in USDs, partially offset by price increases, a one-time $2.3 million recovery of an indirect tax in Brazil, and lower pension expense in Europe.

Computer Products Group

Computer Products Group net sales decreased $12.9 million, or 13%, to $87.6 million from $100.5 million in the prior-year period. Foreign currency translation reduced sales by $8.7 million, or 9%. The underlying sales decline was due to reduced volume of tablet accessories, primarily resulting from our strategic decision to shift focus away from certain commoditized low margin products in this category. Sales of our security and laptop accessory products (nearly 90% of year-to-date sales) were up slightly compared to the prior year.

Computer Products Group operating income increased $1.9 million, or 38%, to $6.9 million from $5.0 million in the prior-year period, and operating margin increased to 7.9% from 5.0%. Foreign currency translation reduced operating income by $2.3 million, or 46%. The underlying operating income and margin increased due to higher pricing (because there has been less discounting to clear inventory of tablet accessories) and lower inventory write-offs, both related to our shift away from selling commoditized tablet accessories.

Liquidity and Capital Resources

Our primary liquidity needs are to reduce our borrowings, service indebtedness, fund capital expenditures, support working capital requirements and repurchase our shares. Our principal sources of liquidity are cash flows from operating activities, cash and cash equivalents held and seasonal borrowings under our Restated Revolving Facility. As of September 30, 2015, there were borrowings of $47.0 million under our $300.0 million Restated Revolving Facility and the amount available for borrowings was $243.9 million (allowing for $9.1 million of letters of credit outstanding on that date). We expect to fully repay the Restated Revolving Facility by the end of 2015.

We maintain adequate financing arrangements at market rates. Because of the seasonality of our business, we typically generate much of our cash flow in the first, third and fourth quarters, as accounts receivables are collected, and use cash in the second quarter, to fund working capital in order to support the North America back-to-school season. Our Brazilian business is highly seasonal due to the timing of the back-to-school season, which coincides with the calendar year-end in the fourth quarter. Due to various tax laws, it is costly to transfer short-term working capital in and out of Brazil; therefore, our normal practice is to hold seasonal cash requirements in Brazil, and invest them in short-term Brazilian government securities. Consolidated cash and cash equivalents was $70.9 million as of September 30, 2015, of which approximately $40 million was held in Brazil. Our priorities for all other cash flow use over the near term, after funding internal growth, are debt reduction, stock repurchases and funding acquisitions.

The current senior secured credit facilities have a weighted average interest rate of 1.80% as of September 30, 2015 and our senior unsecured notes have a fixed interest rate of 6.75%.

Cash Flow for the nine months ended September 30, 2015 versus nine months ended September 30, 2014

Cash Flow from Operating Activities

Cash provided by operating activities during the nine months ended September 30, 2015 of $69.7 million was primarily generated by operating profits, and reflects an increase of $2.2 million from the comparable 2014 period. The net cash inflow was partially offset by net working capital (accounts receivable, inventories and accounts payable) which used cash of $14.9 million. Of this, cash used for inventory of $37.3 million approximates the prior year, but reflects the benefit of lower foreign currency translation rates offset by higher inventory cost in our foreign businesses due to foreign-currency-related inflation compared to a year ago. Cash used by accounts payable of $18.3 million was $4.9 million less than prior year, due to both lower foreign currency translation rates and extended payment terms. Offsetting these uses of working capital were collections of accounts receivable of $40.7 million, which decreased $31.6 million compared to the prior-year period, due to adverse change in currency translation rates which significantly impacted our most seasonal foreign businesses, and lower fourth quarter sales. Cash settlements of customer rebate program liabilities, although significant, were lower than the prior year due to lower sales. In addition, cash restructuring payments in 2015 were $5.7 million, which are lower than the $15.1 million in the prior-year period (as we complete payments associated with our restructuring actions). Other significant cash fluctuations in 2015 include income tax payments of $10.9 million, which were lower than the $21.4 million paid in 2014 due to certain one-off estimated payments, and cash contributions to the Company's pension plans that were $5.7 million in 2015 compared to $11.2 million in 2014, due to reduced U.S. funding requirements.

The table below shows our cash flow from accounts receivable, inventories and accounts payable for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended
(in millions of dollars)	September 30, 2015	September 30, 2014
Accounts receivable	$40.7	$72.3
Inventories	(37.3)	(37.5)
Accounts payable	(18.3)	(23.2)
Cash flow provided by net working capital	$(14.9)	$11.6

Cash Flow from Investing Activities

Cash used by investing activities was $18.7 million and $17.3 million for the nine months ended September 30, 2015 and 2014, respectively. Gross capital expenditures were $21.4 million and $21.1 million for the nine months ended September 30, 2015 and 2014, respectively, and continue to be heavily information technology focused. Proceeds from the sale of properties and other assets for the first nine months were $2.7 million in 2015 primarily due to the sale of properties in the Czech Republic and Brazil, and $3.8 million in 2014 largely due to the sale of our East Texas, Pennsylvania facility.

Cash Flow from Financing Activities

Cash used by financing activities for the nine months ended September 30, 2015 and 2014 was $27.0 million and $29.4 million, respectively. The use of cash in 2015 reflects the use of $51.9 million to repurchase our Company's common stock and for payments related to tax withholding for share-based compensation and $1.7 million of debt issuance costs associated with the second quarter debt refinancing. This was partially offset by borrowings on our short-term credit facility and repayments of long-term debt, which netted to $26.1 million. In 2014, repayments of long-term debt were $25.1 million, and $4.8 million was used to repurchase our Company's common stock and for payments related to tax withholding for share-based compensation.
Credit Facilities and Notes Covenants

As of and for the period ended September 30, 2015, the Company was in compliance with all applicable covenants under the senior secured credit facilities and indenture governing the senior unsecured notes.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk" of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material changes to Foreign Exchange Risk Management or Interest Rate Risk Management in the quarter ended September 30, 2015 or through the date of this report.

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

(b) Changes in Internal Control over Financial Reporting.

There has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Except as set forth below, there have been no material changes in our risk factors from those disclosed "Part I, Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Annual Report”).

Each of the following risk factors update and supersede, in its entirety, the similarly captioned risk factor contained in the 2014 Annual Report:

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

The economic climate in a number of our international markets, especially Brazil and Mexico, has deteriorated, negatively impacting our sales, profitability and cash flow in these markets. We expect this trend to continue.

Risks associated with currency volatility could adversely affect our sales, profitability, cash flow and results of operations.

With approximately 45% of our sales for the fiscal year ended December 31, 2014 arising from foreign sales, fluctuations in currency exchange rates can have a material impact on our results of operations. Our current risk exposure is primarily related to the Brazilian real, the Canadian dollar, the Euro, the Australian dollar, the British pound, the Mexican peso and the Japanese yen. Currency fluctuations impact the financial results of our non-U.S. operations that are reported in U.S. dollars. As a result, a strong U.S. dollar reduces the dollar-denominated financial contributions from foreign operations and a weak U.S. dollar benefits us in the form of higher reported financial results.

Additionally, approximately half of the products we sell are sourced from China and other Far Eastern countries. The prices for these sourced products are denominated in U.S. dollars. Accordingly, movements in the value of local currencies relative to the U.S. dollar affect the cost of goods sold by our non-US businesses when they source products from Asia. A weaker dollar decreases costs of goods sold and a stronger dollar increases costs of goods sold relative to the local selling price. In response to the strengthening of the U.S. dollar, we typically seek to raise prices in our foreign markets in an effort to recover lost gross margin. Due to competitive pressures and the timing of these price increases relative to the changes in currency exchange rates, it is often difficult to increase prices fast enough to fully offset the cumulative impact of the foreign-exchange-related inflation on our cost of goods sold in these markets.

We cannot predict the rate at which the U.S. dollar will trade against other currencies in the future. If the U.S. dollar were to strengthen, making the dollar more valuable relative to other currencies in the global market, it would negatively impact the U.S dollar value of our international sales, profits and cash flow, and it could adversely impact our ability to compete or competitively price our products in those markets. In either case, our sales, profitability, cash flow and results of operations would be adversely affected. Additionally, as we increase the size of our business in other international markets, our exposure to the risks associated with currency volatility increases. See also "- Growth in emerging market geographies may be difficult to achieve and exposes us to certain risks, including economic volatility, unstable political conditions and civil unrest."

During the fourth quarter of 2014 and throughout 2015, the U.S. dollar strengthened significantly relative to other currencies, which reduced our financial results. We expect this trend to continue.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not applicable.

(b) Not applicable.

(c) Common Stock Purchases

The following table provides information about the Company’s purchases of equity securities during the quarter ended September 30, 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
July 1, 2015 to July 31, 2015	—	$—	—	$40,571,800
August 1, 2015 to August 31, 2015	543,982	7.35	543,982	36,571,845
September 1, 2015 to September 30, 2015	513,210	7.14	513,210	32,906,785
Total	1,057,192	$7.25	1,057,192

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit
Number        Description of Exhibit

3.1
Amended and Restated Bylaws of ACCO Brands Corporation (as amended through September 10, 2015) (incorporated by reference to Exhibit 3.1 to ACCO Brands Corporation's Current Report on Form 8-K filed with the SEC on September 11, 2015 (File No. 001-08454))

3.2
Certificate of Elimination of the Series A Junior Participating Preferred Stock of the Company, as filed with the Secretary of State of the State of Delaware on September 11, 2015 (incorporated by reference to Exhibit 3.2 to ACCO Brands Corporation's Current Report on Form 8-K filed with the SEC on September 11, 2015 (File No. 001-08454))

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

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows and (v) related notes to those financial statements*

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
Kathleen D. Schnaedter
Senior Vice President, Corporate Controller and Chief Accounting Officer (principal accounting officer)
Date: October 28, 2015

EXHIBIT INDEX
Exhibit
Number        Description of Exhibit

3.1
Amended and Restated Bylaws of ACCO Brands Corporation (as amended through September 10, 2015) (incorporated by reference to Exhibit 3.1 to ACCO Brands Corporation's Current Report on Form 8-K filed with the SEC on September 11, 2015 (File No. 001-08454))

3.2
Certificate of Elimination of the Series A Junior Participating Preferred Stock of the Company, as filed with the Secretary of State of the State of Delaware on September 11, 2015 (incorporated by reference to Exhibit 3.2 to ACCO Brands Corporation's Current Report on Form 8-K filed with the SEC on September 11, 2015 (File No. 001-08454))

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

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows and (v) related notes to those financial statements*

*	Filed herewith.

**	Furnished herewith.