Form 10-K
period 2015-12-31
ACCO BRANDS Corp
filed 2016-02-24
CIK 712034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________________________________________
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☑
As of June 30, 2015, the aggregate market value of the shares of Common Stock held by non-affiliates of the registrant was approximately $715.9 million. As of February 10, 2016, the registrant had outstanding 105,658,596 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be issued in connection with registrant’s annual stockholder’s meeting expected to be held on May 10, 2016 are incorporated by reference into Part III of this report.

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

Some of the factors that could affect our results or cause plans, actions and results to differ materially from current expectations are detailed in "Part I, Item 1. Business" and "Part I, Item 1A. Risk Factors" and the financial statement line item discussions set forth in "Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" of this Annual Report on Form 10-K and from time to time in our other Securities and Exchange Commission (the "SEC") filings.

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

PART I

ITEM 1. BUSINESS

As used in this Annual Report on Form 10-K for the fiscal year ended December 31, 2015, the terms "ACCO Brands," "ACCO," the "Company," "we," "us," and "our" refer to ACCO Brands Corporation, a Delaware corporation incorporated in 2005, and its consolidated domestic and international subsidiaries.

Overview of the Company

ACCO Brands is a leading global manufacturer and marketer of office, school and calendar products and select computer and electronic accessories. More than 80% of our net sales come from brands that occupy the number one or number two positions in the select markets in which we compete. We seek to develop new products that meet the needs of our consumers and commercial end-users. We compete through a balance of product innovation, category management, a low-cost operating model and an efficient supply chain. We sell our products to consumers and commercial end-users primarily through resellers, including traditional office supply resellers, wholesalers and retailers, including on-line retailers. Our products are sold primarily to markets located in the U.S., Northern Europe, Brazil, Canada, Australia and Mexico. For the year ended December 31, 2015, approximately 40% of our sales were outside the U.S.

The majority of our revenue is concentrated in geographies where demand for our product categories is in mature stages, but we see opportunities to grow sales through share gains, channel expansion and new products. Over the long-term we expect to derive growth in faster growing emerging geographies where demand in the product categories in which we compete is strong, such as in Latin America and parts of Asia, the Middle East and Eastern Europe. We plan to grow organically supplemented by strategic acquisitions in both existing and adjacent categories. Historically, key drivers of demand for office and school products have included trends in white-collar employment levels, education enrollment levels, gross domestic product (GDP), growth in the number of small businesses and home offices, as well as consumer usage trends for our product categories.

We believe our leading product positions provide the scale to enable us to invest in product innovation and drive growth across our product categories. We currently manufacture approximately half of our products locally where we operate, and source approximately half of our products, primarily from China.

On May 1, 2012, we completed the merger (the "Merger") of the Mead Consumer and Office Products Business ("Mead C&OP") with a wholly-owned subsidiary of the Company.

Reportable Segments

The Company's three business segments are described below.

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

The majority of our office products, such as stapling, binding and laminating equipment and related consumable supplies, shredders and whiteboards, are used by businesses. Most of these end-users purchase their products from our customers, which include traditional office supply resellers, wholesalers and other retailers, including on-line retailers. We also supply some of our products directly to large commercial and industrial end-users, and provide business machine maintenance and certain repair services. Additionally, we also supply private label products within the office products sector.

Our school products include notebooks, folders, decorative calendars and stationery products. We distribute our school products primarily through mass merchandisers, and other retailers, such as grocery, drug and office superstores as well as on-line retailers. We also supply private label products within the school products sector.

Our calendar products are sold through all the same channels where we sell office or school products, as well as directly to consumers both on-line and through direct mail.

Our customers are primarily large global and regional resellers of our products including traditional office supply resellers, wholesalers and other retailers, including on-line retailers. Mass merchandisers and retail channels primarily sell to individual consumers but also to small businesses. We also sell to commercial contract dealers, wholesalers, distributors and independent dealers who primarily serve business end-users. Over half of our product sales by our customers are to business end-users, who generally seek premium products that have added value or ease-of-use features and a reputation for reliability, performance and professional appearance. Some of our binding and laminating equipment products are sold directly to high-volume end-users and commercial reprographic centers. We also sell calendar and computer products directly to consumers.

Computer Products Group

Our Computer Products Group designs, sources, distributes, markets and sells accessories for laptop and desktop computers and tablets. These accessories primarily include security products, input devices such as presenters, mice and trackballs, ergonomic aids such as foot and wrist rests, docking stations, and other PC and tablet accessories. We sell these products mostly under the Kensington®, Microsaver® and ClickSafe® brand names, with the majority of revenue coming from the U.S. and Northern Europe. Our computer products are manufactured by third-party suppliers, principally in Asia, and are distributed from our regional facilities. Our computer products are sold primarily to consumer electronics retailers, information technology value-added resellers, original equipment manufacturers, and office products retailers, as well as directly to consumers on-line.

For further information on our business segments see "Note 15. Information on Business Segments" to the consolidated financial statements contained in Part II, Item 8. of this report.

Customers/Competition

Our sales are generated principally in the U.S., Northern Europe, Brazil, Canada, Australia and Mexico. For the year ended December 31, 2015, approximately 40% of our net sales were outside the U.S. Our top ten customers accounted for 55% of net sales for the year ended December 31, 2015. Sales to Staples, our largest customer, amounted to approximately 14%, 13% and 13% of net sales for each of the years ended December 31, 2015, 2014 and 2013 respectively. Sales to Office Depot, our second largest customer, amounted to approximately 10% and 11% of net sales for each of the years ended December 31, 2015 and 2014 respectively. See also "Item 1A. Risk Factors - Our business serves a limited number of large and sophisticated customers, and a substantial reduction in sales to one or more of these customers could adversely impact our operating results," and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Our customer base is primarily made up of large global and regional resellers of our products including traditional office supply resellers, wholesalers and other retailers, including on-line retailers. Mass merchandisers and retail channels primarily sell to individual consumers but also to small businesses. We also sell to commercial contract dealers, wholesalers, distributors and independent dealers who primarily serve business end-users. Over half of our product sales by our customers are to business end-users, who generally seek premium products that have added value or ease-of-use features and a reputation for reliability, performance and professional appearance. Some of our binding and laminating equipment products are sold directly to high-volume end-users and commercial reprographic centers. We also sell calendar and computer products directly to consumers.

Our customers have steadily consolidated over the last two decades. In late 2013, two of our large customers, Office Depot and OfficeMax, completed their merger. Since their merger, the combined company has taken actions to harmonize pricing from its suppliers, close retail outlets and rationalize its supply chain, which have negatively impacted, and will continue to negatively impact, our sales and margins. In early 2015, Staples, our largest customer, announced an agreement to acquire Office Depot; in the fourth quarter of 2015, the United States Federal Trade Commission ("FTC") sued to block the proposed merger. Staples and Office Depot have stated they intend to contest the FTC's challenge. A hearing on the preliminary injunction sought by the FTC is scheduled to begin in March 2016. Together these two customers accounted for approximately 24% of our 2015 net sales.

Historically, office product superstores have maintained a significant market share in office, school and dated goods. More recently, new outlets, including mass merchandisers, drug store chains and on-line retailers, have surfaced as meaningful competitors to the office products superstores and are successfully taking market share from office product superstores in many of our product categories, especially with consumers and small businesses.

Other current trends among our customers include fostering high levels of competition among suppliers, demanding innovative new products and requiring suppliers to maintain or reduce product prices and deliver products with shorter lead times and in smaller quantities. Another trend is for retailers to import products directly from foreign sources and sell those products, which compete with our products, under the retailer's own private-label brands. Our increased focus on the mass channel and sales growth with on-line retailers has helped to partially offset declines in the office superstore channel due to consolidation and channel shifts. The combination of these market influences, along with a continuing trend of consolidation among resellers, has created an intensely competitive environment in which our principal customers continuously evaluate which product suppliers they use. This results in pricing pressures and the need for stronger end-user brands, broader product penetration within categories, ongoing introduction of innovative new products and continuing improvements in customer service. See also "Item 1A. Risk Factors - Our customers may further consolidate, which could adversely impact our sales and margins," "- Shifts in the channels of distribution for our products could adversely impact our business," "- Challenges related to the highly competitive business segments in which we operate could have an adverse effect on our ongoing business, results of operation and financial condition," "- Our success partially depends on our ability to continue to develop and market innovative products that meet end-user demands, including price expectations," and "- The market for products sold by our Computer Products Group is rapidly changing and highly competitive."

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

Certain financial information for each of our business segments and geographic regions is incorporated by reference to "Note 15. Information on Business Segments" to the consolidated financial statements contained in Part II, Item 8. of this report.

Product Development and Product Line Rationalization

Our strong commitment to understanding our consumers and defining products that fulfill their needs drives our product development strategy, which we believe is and will continue to be a key contributor to our success. Our new products are developed from our own consumer understanding, our own research and development or through partnership initiatives with inventors and vendors. Costs related to consumer research and product research when paid directly by ACCO Brands are included in marketing costs and research and development expenses, respectively. Research and development expenses amounted to $20.0 million, $20.2 million and $22.5 million for the years ended December 31, 2015, 2014 and 2013, respectively. As a percentage of sales, research and development expenses were 1.3%, 1.2% and 1.3% for the years ended December 31, 2015, 2014 and 2013, respectively. See also "Item 1A. Risk Factors - Our success partially depends on our ability to continue to develop and market innovative products that meet end-user demands, including price expectations."

We consistently review our businesses and product offerings, assess their strategic fit and seek opportunities to divest nonstrategic businesses and rationalize our product offerings. The criteria we use in assessing the strategic fit include: the ability to increase sales for the business; the ability to create strong, differentiated brands; the importance of the business to key customers; the business's relationship with existing product lines; the impact of the business to the market; and the business's actual and potential impact on our operating performance. As a result of this review process, during 2014, we made a strategic decision that resulted in the loss of low-margin retail bindery business related to a large customer in the North America segment and repositioned the Computer Products Group by shifting our focus away from certain commoditized tablet accessories. These decisions continued to impact us in 2015. See also "Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Raw Materials

The primary materials used in the manufacturing of many of our products are paper, plastics, resin, polyester and polypropylene substrates, steel, wood, aluminum, melamine, zinc and cork. These materials are available from a number of suppliers, and we are not dependent upon any single supplier for any of these materials. Based on our experience, we believe that adequate quantities of these materials will be available in the foreseeable future. See also "Item 1A. Risk Factors - Risks associated with currency volatility could adversely affect our sales, profitability, cash flow and results of operations," and "- Fluctuation in the costs of raw materials, labor and transportation and changes in international shipping capacity as well as issues affecting port availability and efficiency, such as labor strikes, could adversely affect our business, results of operations and financial condition."

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

Seasonality

Historically, our business has experienced higher sales and earnings in the third and fourth quarters of the calendar year. Two principal factors contribute to this seasonality: (1) the office products industry, its customers and ACCO Brands specifically are major suppliers of products related to the "back-to-school" season, which occurs principally from June through September for our North American business and from November through February for our Australian and Brazilian businesses; and (2) several products we sell lend themselves to calendar year-end purchase timing, including AT-A-GLANCE® and Day-Timer® planners, paper organization and storage products (including bindery) and Kensington computer accessories, which have higher sales in the fourth quarter driven by traditionally strong fourth-quarter sales of personal computers and tablets. As a result, we have generated, and expect to continue to generate, most of our earnings in the second half of the year and much of our cash flow in the first, third and fourth quarters as receivables are collected.

Sales Percentages by Fiscal Quarter	2015	2014
1st Quarter	19%	20%
2nd Quarter	26%	25%
3rd Quarter	28%	28%
4th Quarter	27%	27%
	100%	100%

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

Environmental Matters

We are subject to national, state, provincial and/or local environmental laws and regulations concerning the discharge of materials into the environment and the handling, disposal and clean-up of waste materials and otherwise relating to the protection of the environment. It is not possible to quantify with certainty the potential impact of actions regarding environmental matters, particularly remediation and other compliance efforts that we may undertake in the future. In the opinion of our management, compliance with the present environmental protection laws, before taking into account estimated recoveries from third parties, will not have a material adverse effect upon our capital expenditures, financial condition and results of operations or competitive position. See also "Item 1A. Risk Factors - We are subject to global environmental regulation and environmental risks, product content and product safety laws and regulations as well as laws, regulations and self-regulatory requirements relating to privacy and data security."

Employees

As of December 31, 2015, we had approximately 5,020 full-time and part-time employees. There have been no strikes or material labor disputes at any of our facilities during the past five years. We consider our employee relations to be good.

For a description of certain factors that may have had, or may in the future have, a significant impact on our business, financial condition or results of operations, see "Item 1A. Risk Factors."

Executive Officers of the Company
The following sets forth certain information with regard to our executive officers as of February 24, 2016 (ages are as of December 31, 2015).

Mark C. Anderson, age 53

•	2007 - present, Senior Vice President, Corporate Development

•	Joined the Company in 2007

Boris Elisman, age 53

•	2013 - present, President and Chief Executive Officer

•	2010 - 2013, President and Chief Operating Officer

•	2008 - 2010, President, ACCO Brands Americas

•	2008, President, Global Office Products Group

•	2004 - 2008, President, Computer Products Group

•	Joined the Company in 2004

Neal V. Fenwick, age 54

•	2005 - present, Executive Vice President and Chief Financial Officer

•	1999 - 2005, Vice President Finance and Administration, ACCO World

•	1994 - 1999 Vice President Finance, ACCO Europe

•	Joined the Company in 1984

Christopher M. Franey, age 59

•	2010 - present, Executive Vice President; President, Computer Products Group

•	2010 - 2013, Executive Vice President; President, ACCO Brands International and President, Computer Products Group

•	2008 - 2010, President, Computer Products Group

•	Joined the Company in 2008

Ralph P. Hargrow, age 63

•	2013 - present, Senior Vice President and Global Chief People Officer

•	2005 - 2013, Global Chief People Officer, Molson Coors Brewing Company

•	Joined the Company in 2013

Gregory J. McCormack, age 52

•	2013 - present, Senior Vice President, Global Products

•	2012 - 2013, Senior Vice President, Operations, ACCO Brands Emerging Markets

•	2010 - 2012, Senior Vice President, Operations - ACCO Brands International

•	2008 - 2010, Senior Vice President, Operations, Americas

•	Joined the Company in 1996

Kathleen D. Schnaedter, age 46

•	2015 - present, Senior Vice President, Corporate Controller and Chief Accounting Officer

•	2008 - 2015, Vice President and Corporate Controller

•	Joined the Company in 1994

Pamela R. Schneider, age 56

•	2012 - present, Senior Vice President, General Counsel and Secretary

•	2010 - 2012, General Counsel, Accertify, Inc.

•	2008 - 2010, Executive Vice President, General Counsel and Secretary, Movie Gallery, Inc. (filed for Chapter 11 in February 2010)

•	2005 - 2008, Senior Vice President, General Counsel and Secretary, APAC Customer Services, Inc.

•	Joined the Company in 2012

Thomas W. Tedford, age 45

•	2015 - present, Executive Vice President; President, ACCO Brands North America Office and Consumer Products

•	2010 - 2015, Executive Vice President; President, ACCO Brands U.S. Office and Consumer Products

•	2010, Chief Marketing and Product Development Officer

•	2007 - 2010, Group Vice President, APAC Customer Services, Inc.

•	Joined the Company in 2010

ITEM 1A. RISK FACTORS
The factors that are discussed below, as well as the matters that are generally set forth in this Annual Report on Form 10-K and the documents incorporated by reference herein, could materially and adversely affect the Company’s business, results of operations and financial condition.

Our business serves a limited number of large and sophisticated customers, and a substantial reduction in sales to one or more of these customers could adversely impact our operating results.

A relatively limited number of customers account for a large percentage of our total net sales. Our top ten customers accounted for 55% of our net sales for the year ended December 31, 2015. Sales to Staples, our largest customer, amounted to approximately 14% of our 2015 net sales. Sales to Office Depot, our second largest customer, amounted to approximately 10% of our 2015 net sales.

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

Our customers have steadily consolidated over the last two decades. In late 2013, two of our large customers, Office Depot and OfficeMax, completed their merger. Since their merger, the combined company has taken actions to harmonize pricing from its suppliers, close retail outlets and rationalize its supply chain, which have negatively impacted, and will continue to negatively impact, our sales and margins. We believe these activities will continue in 2016 and that the adverse effects and future actions will take several years to be fully realized.

Additionally, our largest customer, Staples, announced in early 2015 an agreement to acquire Office Depot, our second largest customer. Together they accounted for approximately 24% of our 2015 net sales. In the fourth quarter of 2015 the FTC sued to block the proposed merger of Staples with Office Depot. Staples and Office Depot have stated they intend to contest the FTC’s challenge. A hearing on the preliminary injunction sought by the FTC is scheduled to begin in March 2016. If the acquisition is completed we expect Staples to take similar actions to harmonize pricing from its suppliers, close retail outlets and rationalize their supply chain, which will adversely impact our sales and margins.

Following consolidation these and other large customers may not continue to buy from us across our different product segments or geographic regions or at the same levels as prior to consolidation, which could adversely impact our financial results. Further, continued industry consolidation appears likely, which may result in further reductions in our sales and margins and have an adverse effect on our business, results of operations and financial condition.

See also "Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Risks associated with currency volatility could adversely affect our sales, profitability, cash flow and results of operations.

With approximately 40% of our sales for the fiscal year ended December 31, 2015 arising from foreign operations, fluctuations in currency exchange rates can have a material impact on our results of operations. Our current risk exposure is primarily related to the Brazilian real, the Canadian dollar, the Euro, the Australian dollar, the British pound, the Mexican peso and the Japanese yen. Currency fluctuations impact the financial results of our non-U.S. operations that are reported in U.S. dollars. As a result, a strong U.S. dollar reduces the dollar-denominated financial contributions from foreign operations and a weak U.S. dollar benefits us in the form of higher reported financial results.

Additionally, approximately half of the products we sell are sourced from China and other Far Eastern countries. The prices for these sourced products are denominated in U.S. dollars. Accordingly, movements in the value of local currencies relative to the U.S. dollar affect the cost of goods sold by our non-U.S. business when they source products from Asia. A weaker dollar decreases costs of goods sold and a stronger dollar increases costs of goods sold relative to the local selling price. In response to the strengthening of the U.S. dollar, we typically seek to raise prices in our foreign markets in an effort to recover lost gross margin. Due to competitive pressures and the timing of these price increases relative to the changes in currency exchange rates, it is often difficult to increase prices fast enough to fully offset the cumulative impact of the foreign-exchange-related inflation on our cost of goods sold in these markets. Further, our international operations sell in their local currencies and are exposed to their domestic currency movements against the U.S. dollar. Additionally, where possible, we seek to hedge our exposure to provide more time to raise prices, but this is not always possible where our competitors are not similarly affected.

We cannot predict the rate at which the U.S. dollar will trade against other currencies in the future. When the U.S. dollar strengthens, it makes the dollar more valuable relative to other currencies in the global market, and negatively impacts the U.S. dollar value of our international sales, profits and cash flow and adversely impacts our ability to compete or competitively price our products in those markets. Conversely, if the U.S. dollar weakens, it has the opposite effect.

Throughout 2015, the U.S. dollar strengthened significantly relative to other currencies, which negatively affected our financial results. We expect this trend to continue. See also "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Additionally, as we increase the size of our business in international markets or if we increase the amount of products we source from China and other Far Eastern countries, our exposure to the risks associated with currency volatility increases. See also "- Growth in emerging market geographies may be difficult to achieve and exposes us to risks not present or not as prevalent in more established markets, such as greater economic volatility, unstable political conditions and civil unrest."

Shifts in the channels of distribution for our products could adversely impact our business.

Our customers operate in a very competitive environment. Historically, office product superstores have maintained a significant market share in office, school and dated goods. More recently, new outlets, including mass merchandisers, drug store chains and on-line retailers, have surfaced as meaningful participants to the office products superstores. The loss of market share by one or more of our top customers or the continued shift of market share away from the traditional office product superstores and wholesalers towards mass merchandisers, online merchants and other competitors (with whom we currently do a smaller volume of business) could reduce our sales and adversely affect our margins. Additionally, if we are unable to grow sales and gain market share with customers operating in these newer channels of distribution or if the margins we realize in these channels are lower, our business, results of operations and financial condition could be adversely affected.

Challenges related to the highly competitive business segments in which we operate could have an adverse effect on our ongoing business, results of operations and financial condition.

We operate in highly competitive business environment, which presents a number of challenges, including:

•	low barriers to entry;

•	sophisticated and large customers who have the ability to source their own private label products;

•	limited retail space which constrains our ability to offer certain products;

•	competitors with strong brands;

•	imports from a range of countries, including countries with lower production costs;

•	competitors' ability to source lower cost products in local currencies; and

•	competition from a range of products and services, including electronic, digital or web-based products that can replace or render obsolete or less desirable some of the products we sell.

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

Historically, during periods of economic weakness and uncertainty, we have seen the above trends accelerate resulting in increased competition from private label and other branded and/or generic products that compete on price and quality and changes in end user spending. Similarly, when the U.S. dollar is strong, we face more competition from locally produced products, which are paid for in local currency. We have recently experienced these competitive pressures due to economic weakness in certain international markets in which we operate, especially Brazil. See also "- Sales of our products may be adversely affected by issues that affect business, commercial and consumer spending decisions during periods of economic uncertainty or weakness," and "- Risks associated with currency volatility could adversely affect our sales, profitability, cash flow and results of operations."

Our success partially depends on our ability to continue to develop and market innovative products that meet end-user demands, including price expectations.

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

Demand for our products, especially business machines and other durable goods, can be very sensitive to uncertain or weak economic conditions. In addition, during periods of economic uncertainty or weakness, we tend to see the demand for our products decrease, increased competition from private label and other branded and/or generic products that compete on price and quality, and our reseller customers reduce inventories. In addition, end-users tend to purchase more lower-cost, private label or other economy brands, more readily switch to electronic, digital or web-based products serving similar functions, or forgo certain purchases altogether. As a result, adverse changes in economic conditions or sustained periods of economic uncertainty or weakness could negatively affect our earnings and have an adverse effect on our business, results of operations, cash flow and financial condition.

The economic climate in a number of our international markets, especially Brazil, has deteriorated, negatively impacting our sales, profitability and cash flow in these markets. We expect this trend to continue.

We rely extensively on information technology systems to operate, transact and otherwise manage our business. Any material failure, inadequacy, interruption or security breach of that technology or its supporting infrastructure could adversely affect our business, results of operations or financial condition.

We rely extensively on our information technology systems, most of which are outsourced to third-party service providers. We depend on these systems and our third-party service providers to effectively manage our business and execute the production, distribution and sale of our products as well as to manage and report our financial results and run other support functions. Although we have implemented service level agreements and have established monitoring controls, if our outsourcing vendors fail to perform their obligations in a timely manner or at satisfactory levels, our business could suffer. The failure of these systems to operate effectively, problems with transitioning to upgraded or replacement systems, or a breach in the security of these systems could disrupt service to our customers, negatively impact our ability to report our financial results in a timely and accurate manner, damage our reputation and adversely affect our business, results of operations and financial condition.

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

Growth in emerging market geographies may be difficult to achieve and exposes us to risks not present or not as prevalent in more established markets, such as greater economic volatility, unstable political conditions and civil unrest.

A portion of our sales are derived from emerging markets such as Latin America and parts of Asia, the Middle East and Eastern Europe. Moreover, the profitable growth of our business in emerging markets, through both organic investments and through acquisitions, is a key element to our long-term growth strategy.

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

As we seek to grow our business in these emerging markets, we increase our exposure to these financial and operational risks as well as legal and other risks, including currency transfer restrictions, the impact of currency fluctuations, hyperinflation or devaluation, the lack of well-established or reliable legal systems, corruption, adverse economic conditions, political actions or instability, import and export restrictions, terrorism and civil unrest. Likewise, our cost of doing business increases due to costs of compliance with complex and numerous foreign and U.S. laws and regulations, including the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act, and regulations on the transfer of funds to and from foreign countries, which, from time to time, result in significant cash balances in foreign countries due to limitations on the repatriation of funds. See also "- Sales of our products may be adversely affected by issues that affect business, commercial and consumer spending decisions during periods of economic uncertainty or weakness," "- Risks associated with currency volatility could adversely affect our sales, profitability, cash flow and results of operations," and "- Material disruptions resulting from telecommunication failures, labor strikes, power and/or water shortages, acts of God, war, terrorism, other geopolitical incidents or other circumstances outside our control could adversely impact our business, results of operations and financial condition."

If we are unable to successfully expand our businesses in emerging markets, achieve the return on capital we expect as a result of our investments, or effectively manage the risks inherent in our growth strategy in these markets, our business, results of operations and financial condition could be adversely affected.

Our strategy is partially based on growth through acquisitions either to expand our business into adjacent product categories, which are experiencing higher growth rates, or into existing categories to strengthen our market position and realize cost synergies. Failure to properly identify, value, manage and integrate any of the acquisitions or to expand into adjacent categories may impact our business, results of operations and financial condition.

A key element of our long-term growth strategy involves acquisitions. We are focused on acquiring companies that are either in our existing categories or markets to strengthen our market position and realize cost synergies, or that have the potential to accelerate our growth or our entry into adjacent product categories.

We may not be successful in identifying suitable acquisition opportunities, prevailing against competing potential acquirers, negotiating appropriate acquisition terms, obtaining financing, completing proposed acquisitions, integrating acquired businesses or expanding in new markets or product categories. In addition, an acquisition may not perform as planned, be accretive to earnings or prove to be beneficial to our operations and cash flow. If we fail to effectively identify, value, consummate, manage and integrate any acquired company we may not realize the potential growth opportunities or achieve the synergies or financial results anticipated at the time of its acquisition, which could adversely affect our growth prospects, business and results of operations. An acquisition could also adversely impact our operating performance as a result of the issuance of acquisition-related debt, pre-acquisition potential liabilities, acquisition expense and the amortization of acquisition assets or possible future impairments of goodwill or intangible assets associated with the acquisition.

To the extent acquisitions increase our exposure to emerging markets, the risks associated with doing business in these markets will increase. See also "- Growth in emerging market geographies may be difficult to achieve and exposes us to risks not present or not as prevalent in more established markets, such as greater economic volatility, unstable political conditions and civil unrest."

Additionally, part of our strategy is to expand our product assortment into new and adjacent product categories with a higher growth profile. There can be no assurance that we will successfully execute these strategies. If we are unable to take market share or to successfully expand our product assortment, our business, results of operations and financial condition could be adversely affected.

The market for products sold by our Computer Products Group is rapidly changing and highly competitive.

Our Computer Products Group operates in a market that is characterized by rapid technological changes, short product life cycles and a dependency on the introduction by third party manufacturers of new products and devices, which drives demand for accessories sold by the Company. To compete successfully, we need to anticipate and bring to market innovative new accessories in a timely and effective way, which requires significant skills and investment. We may not have sufficient market intelligence, talent or resources to successfully meet these challenges. Additionally, the short product life cycles increase the risk that our products will become commoditized or obsolete and that we could be left with an excess of old and slow-moving inventory. Rapid changes in technology, shifting demand for personal computers, laptops, tablets and mobile devices, as well as delays in the introduction of new technology and our ability to anticipate and respond to these changes and delays, could adversely affect the demand for our products and have an adverse effect on the business, results of operations and financial condition of our Computer Products Group. Recently, rapid changes in technology led to the commoditization of many of our tablet accessories resulting in increased competition and a degradation in sales and margins. See also "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Litigation or legal proceedings could expose us to significant liabilities and damage our reputation.

In connection with our May 1, 2012 acquisition of Mead C&OP, we assumed all of the tax liabilities for the acquired foreign operations including Tilibra Produtos de Papelaria Ltda. ("Tilibra"). In December of 2012, the Federal Revenue Department of the Ministry of Finance of Brazil ("FRD") issued a tax assessment (the "Brazilian Tax Assessment") against Tilibra, which challenged the tax deduction of goodwill from Tilibra's taxable income for the year 2007. A second assessment challenging the deduction of goodwill from Tilibra's taxable income for the years 2008, 2009 and 2010 was issued by FRD in October 2013.

Tilibra is disputing both of the tax assessments through established administrative procedures. We believe we have meritorious defenses and intend to vigorously contest these matters; however, there can be no assurances that we will ultimately prevail. We are still in the administrative stages of the process to challenge the FRD's tax assessments, and the ultimate outcome will not be determined until the Brazilian tax appeal process is complete, which is expected to take a number of years. In addition, Tilibra's 2011-2012 tax years remain open and subject to audit, and there can be no assurances that we will not receive additional tax assessments regarding the goodwill for one or both of those years. The time limit for issuing an assessment for 2011 expires in December 2016. If the FRD's initial position is ultimately sustained, the amount assessed would materially and adversely affect our cash flow in the year of settlement.

Because there is no settled legal precedent on which to base a definitive opinion as to whether we will ultimately prevail, we consider the outcome of this dispute to be uncertain. Since it is not more likely than not that we will prevail, in 2012, we recorded a reserve in the amount of $44.5 million (at December 31, 2012 exchange rates) in consideration of this contingency, of which $43.3 million was recorded as an adjustment to the purchase price and which included the 2007-2012 tax years plus penalties and interest through December 2012. Included in this reserve is an assumption of penalties at 75%, which is the standard penalty. While there is a possibility that a penalty of 150% could be imposed, based on the facts in our case and existing precedent, we believe the likelihood of a 150% penalty being imposed is not more likely than not at December 31, 2015. In the meantime, we will continue to actively monitor administrative and judicial court decisions and evaluate their impact, if any, on our legal assessment of the ultimate outcome of our case. In addition, we will continue to accrue interest related to this contingency until such time as the outcome is known or until evidence is presented that we are more likely than not to prevail. During 2015, 2014 and 2013, we accrued additional interest as a charge to current tax expense of $2.7 million, $3.2 million and $1.8 million, respectively. At current exchange rates, our accrual through December 31, 2015, including tax, penalties and interest is $28.2 million.

There are various other claims, lawsuits and pending actions against us incidental to our operations. It is the opinion of management that (other than the Brazilian Tax Assessment) the ultimate resolution of these matters will not have a material adverse effect on our financial condition, results of operations or cash flow. However, there is no assurance that we will ultimately be successful in our defense of any of these matters or that an adverse outcome in any matter will not affect our results of operations, financial condition or cash flow.

Outsourcing the production of certain of our products, our information technology systems and other administrative functions could adversely affect our business, results of operations and financial condition.

We outsource certain manufacturing functions to suppliers in China, other Far Eastern countries and Eastern Europe. Outsourcing of product design and production creates a number of risks, including decreased control over the engineering and manufacturing processes resulting in unforeseen production delays or interruptions, inferior product quality, loss or misappropriation of trade secrets and other performance issues, which could result in cost overruns, delayed deliveries or shortages. Additionally, our suppliers must comply with our design and product content specifications, and all applicable laws, including product safety, security, labor and environmental laws. In addition, we expect our suppliers to conform to our and our customers' expectations with respect to product safety, product quality and social responsibility, be responsive to our audits and otherwise be certified as meeting our and our customers' supplier codes of conduct. Failure to meet any of these requirements may result in our having to cease doing business with a supplier or cease production at a particular facility. Substitute suppliers might not be available or, if available, might be unwilling or unable to offer products on acceptable terms or in a timely manner. Any of these circumstances could result in unforeseen production delays and increased costs and negatively affect our ability to deliver products and services to our customers, all of which could adversely affect our business, results of operations and financial condition.

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

We also outsource important portions of our information technology infrastructure and systems support to third party service providers. Outsourcing of information technology services creates risks to our business, which are similar to those created by our product production outsourcing. If one or more of our information technology suppliers is unable or unwilling to continue to provide services at acceptable cost due to financial difficulties, insolvency or otherwise, or if our third party service providers experience a security breach or disruptions in service, our business could be adversely affected. See also "- We rely extensively on information technology systems to operate, transact and otherwise manage our business. Any material failure, inadequacy, interruption or security breach of that technology or its supporting infrastructure could adversely affect our business, results of operations or financial condition."

In addition, we outsource certain administrative functions, such as payroll processing, benefit plan administration and accounts payable to third party service providers and may outsource other functions in the future to achieve cost savings and efficiencies. If the service providers to which we outsource these functions do not perform effectively, we may not be able to achieve the expected cost savings and may have to incur additional costs to correct errors they make. Depending on the function involved, such errors may lead to business disruption, processing inefficiencies or loss of, or damage to intellectual property, or harm to employee morale.

Continued declines in the use of certain of our products, especially paper-based dated, time management and productivity tools, could adversely affect our business.

A number of our products and brands consist of paper-based dated, time management and productivity tools that historically have tended to be higher-margin products. However, consumer preference for technology-based solutions for time management and planning continues to grow worldwide. Many consumers use or have access to electronic tools that may serve as substitutes for traditional paper-based time management and productivity tools. Accordingly, the continued introduction of new digital software applications and web-based services by companies offering time management and productivity solutions could continue to adversely impact the revenue and profitability of our largely paper-based portfolio of dated, time management and productivity products.

Additionally, the markets for other product categories, such as decorative calendars, ring binders and mechanical binding equipment, are also declining. A continued decline in the overall size of the market for any of the products we sell could adversely impact our business, results of operations and financial condition.

Our business is subject to risks associated with seasonality, which could adversely affect our cash flow, results of operations and financial condition.

Historically, our business has experienced higher sales and earnings in the third and fourth quarters of the calendar year. Two principal factors contribute to this seasonality: (1) the office products industry, its customers and ACCO Brands specifically are major suppliers of products related to the "back-to-school" season, which occurs principally from June through September for our North American business and from November through February for our Australian and Brazilian businesses; and (2) several products we sell lend themselves to calendar year-end purchase timing, including AT-A-GLANCE® and Day-Timer® planners, paper organization and storage products (including bindery) and Kensington computer accessories, which have higher sales in the fourth quarter driven by traditionally strong fourth-quarter sales of personal computers and tablets. As a result, we have generated, and expect to continue to generate, most of our earnings in the second half of the year and much of our cash flow in the first, third and fourth quarters as receivables are collected. If these typical seasonal increases in sales of certain products do not materialize or if sales of these product lines were to represent a larger overall percentage of our sales or profitability it may have an outsized impact on our business, which could adversely affect our cash flow, results of operations and financial condition.

Fluctuation in the costs of raw materials, labor and transportation and changes in international shipping capacity as well as issues affecting port availability and efficiency, such as labor strikes, could adversely affect our business, results of operations and financial condition.

The primary materials used in the manufacturing of many of our products are paper, plastics, resin, polyester and polypropylene substrates, steel, wood, aluminum, melamine, zinc and cork. In general, our gross profit may be affected from time to time by fluctuations in the prices of these materials. We attempt to reduce our exposure to increases in these costs through a variety of measures, including obtaining price increases from our customers when appropriate as well as executing periodic purchases, future delivery contracts, longer-term price contracts and holding our own inventory. Likewise, we attempt to take advantage of price decreases by negotiating cost reductions with our suppliers to ensure that our customer pricing remains competitive. There can be no assurances that we will successfully negotiate price increases or decreases or that the other measures we take to manage the risk of fluctuation in raw material costs will be effective in avoiding a negative impact in our sales and profitability. See also "Note 12. Derivative Financial Instruments" to the consolidated financial statements contained in Part II, Item 8. of this report.

Inflationary and other substantial increases and decreases in costs of materials, labor and transportation have occurred in the past and may recur, and raw materials may not continue to be available in adequate supply in the future. Shortages in the supply of any of the raw materials we use in our products and services, the availability of international shipping capacity or labor strife at ports we use, could result in price increases or decreases or negatively impact our ability to deliver our products to our customers, which could have an adverse effect on our business, results of operations and financial condition.

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

Our business is subject to national, state, provincial and/or local environmental laws and regulations in both the U.S. and abroad, which govern the discharge and emission of certain materials and waste, and establish standards for their use, disposal and management. We are also subject to laws regulating the content of toxic chemicals and materials in the products we sell as well as laws, directives and self-regulatory requirements related to the safety of our products, as well as privacy and data security. There has also been a sharp increase in laws and regulations in Europe, the U.S. and elsewhere, imposing requirements on our handling of personal data, including data of employees, consumers and business contacts.

All of these laws, regulations and self-regulatory frameworks are complex and may change frequently. Capital and operating expenses required to comply with environmental, product content and product safety laws and regulations and information security and privacy obligations can be significant, and violations may result in substantial fines, penalties and civil damages as well as damage to our reputation. Any significant increase in our costs to comply with applicable environmental and product content and safety laws and obligations relating to privacy and data security as well as claims or liability arising from noncompliance with such laws, regulations and self-regulatory frameworks, could have an adverse effect on our business, results of operations and financial condition as well as damage to our reputation.

In addition, as we expand our business into emerging and new markets, we increase the number of laws and regulations with which we are required to comply, which increases the complexity and costs of compliance as well as the risks of noncompliance. See also "- Growth in emerging market geographies may be difficult to achieve and exposes us to risks not present or not as prevalent in more established markets, such as greater economic volatility, unstable political conditions and civil unrest."

Our pension costs and cash contributions could substantially increase as a result of volatility in the equity markets, changes in interest rates or other factors.

Our defined benefit pension plans are not fully funded and the funding status of our plans is a significant factor in determining the net periodic benefit costs of our pension plans and the ongoing funding requirements of those plans. Changes in interest rates and the market value of plan assets impact the funded status of these plans and cause volatility in the net periodic benefit cost and future plan funding requirements. Our cash contributions to pension and defined benefit plans totaled $7.1 million in 2015; however the exact amount of cash contributions made to pension plans in any year is dependent upon a number of factors, including the investment returns on pension plan assets and laws relating to pension funding requirements. A significant increase in our pension funding requirements could have an adverse impact on our cash flow, results of operations and financial condition.

We also participate in a multi-employer pension plan for our union employees at our Ogdensburg, NY facility. The plan has reported significant underfunded liabilities and declared itself in critical status. As a result, the trustees of the plan adopted a rehabilitation plan in an effort to forestall insolvency. Our required contributions to this plan could increase due to the shrinking contribution base resulting from the insolvency of, or withdrawal of other participating employers, from the inability or the failure of withdrawing participating employers to pay their withdrawal liability, from lower than expected returns on pension fund assets, and from other funding deficiencies. In the event that we withdraw from participation in the plan, we will be required to make withdrawal liability payments for a period of 20 years or longer in certain circumstances. The present value of our withdrawal liability payments would be recorded as an expense in our Consolidated Statements of Income and as a liability on our Consolidated Balance Sheets in the first year of our withdrawal.

See also "Part II, Item 7. Critical Accounting Policies - Employee Benefit Plans" and "Note 4. Pension and Other Retiree Benefits" to the consolidated financial statements contained in Part II, Item 8. of this report.

Impairment of intangible assets could have a material adverse effect on our financial results.

We have recorded significant amounts of goodwill and other intangible assets, which increased substantially due to our acquisition of Mead C&OP. As a result, the fair values of certain indefinite-lived trade names are not significantly above their carrying values. Recent events have significantly reduced the fair value of certain indefinite-lived trade names and future events may further occur that could adversely affect the reported value of our assets and require impairment charges, which could negatively affect our financial results. Such events may include, but are not limited to, a sustained decline in our stock price or sales of one or more of our branded product lines, or strategic decisions we make regarding how we use our brands in various global markets. As of December 31, 2015 the aggregate carrying value of indefinite-lived trade names not substantially above their fair values was $176.6 million, which consist of the following trade names, Mead®, Tilibra and Hilroy. See also "Part II, Item 7. Critical Accounting Policies - Intangible Assets", " - Goodwill" and "Note 8. Goodwill and Identifiable Intangible Assets" to the consolidated financial statements contained in Part II, Item 8, of this report.

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

As of December 31, 2015, we had $729.0 million of outstanding debt. Our debt service obligations require us to dedicate a substantial portion of our cash flow from operating activities to payments on our indebtedness, which reduces the availability of our cash flow to fund working capital, capital expenditures, research and product development efforts, potential acquisitions and for other general corporate purposes. Our significant indebtedness also may increase our vulnerability to economic downturns and changing market conditions and place us at a competitive disadvantage relative to competitors that have less debt. In addition, $229.0 million of our outstanding debt is subject to floating interest rates, which increases our exposure to fluctuations in interest rates.

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

Our ability to meet our debt obligations, including our financial covenants, and to refinance our existing indebtedness upon maturity, will depend upon our future operating performance, which will be affected by general economic, financial, competitive, regulatory, business and other factors. Breach of any of the covenants, ratios and tests contained in the agreements governing our indebtedness, or our inability to pay interest on, or principal of, our outstanding debt as it becomes due, could result in an event of default, in which case our lenders could declare all amounts outstanding to be immediately due and payable. If our lenders accelerate our indebtedness or we are not able to refinance our debts at maturity, our assets may not be sufficient to repay in full such indebtedness and any other indebtedness that would become due as a result of such acceleration. If we then are unable to obtain replacement financing or any such replacement financing is on terms that are less favorable than the indebtedness being replaced, our liquidity, results of operations and financial condition would be adversely affected.

Should any of the risks associated with our substantial indebtedness be realized, our business, results of operations and financial condition could be adversely affected. See also "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

Our failure to comply with customer contracts may lead to fines or loss of business, which could adversely impact our revenue and results of operations.

Our contracts with our customers include specific performance requirements. In addition, some of our contracts with governmental customers are subject to various procurement regulations, contract provisions and other requirements. If we fail to comply with the specific provisions of our customer contracts or violate government contracting regulations, we could be subject to fines, suffer a loss of business or incur other penalties, which in the case of government contracts, could include suspension from further government contract opportunities. If our customer contracts are terminated, if we fail to meet our contractual obligations, are suspended or disbarred from government work, or if our ability to compete for new contracts is adversely affected, we could suffer a reduction in expected revenue and margins.

Should one of our customers or suppliers experience financial difficulties or file for bankruptcy, our cash flow, results of operations and financial condition could be adversely affected.

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

In addition, should one of our suppliers or third party service providers experience financial difficulties our business, results of operations and financial condition could be adversely affected. See also "- Outsourcing the production of certain of our products, our information technology systems and other administrative functions could adversely affect our business, results of operations and financial condition."

Our inability to secure, protect and maintain rights to intellectual property could have an adverse impact on our business.

We own and license many patents, trademarks, brand names, trade names, and proprietary content that are, in the aggregate, important to our business. In particular, key products such as our computer security products and our office machines contain patented technology, our school and dated goods businesses operate under strong consumer brands and our school and calendar businesses license content from third parties. If third parties challenge the validity or enforceability of our intellectual property rights and we cannot successfully defend these challenges, or our intellectual property is invalidated or our patents expire, or if our licenses are terminated due to breach by us, or if licenses expire or are not renewed, our business, results of operations and financial condition could be adversely impacted. The loss, expiration or non-renewal of any individual trademark, patent or license may not be material to us, but the loss of a number of patents or trademarks, or the expiration or non-renewal of a significant number of licenses that relate to principal portions of our business, could negatively impact our competitive position in the market and have an adverse effect on our business.

We could also incur substantial costs to pursue legal actions relating to the unauthorized use by third parties of our intellectual property. If our brands become diluted, if our patents are infringed, or if our competitors introduce brands and products that cause confusion with our brands in the marketplace, the value of our brands may be diminished, which could adversely impact our sales and profitability.

We may also become involved in defending intellectual property infringement claims being asserted against us that could cause us to incur substantial costs, divert the efforts of our management and require us to pay substantial damages or require us to obtain a license, which might not be available on reasonable terms, if at all.

Product liability claims or regulatory actions could adversely affect our financial results or harm our reputation or the value of our end-user brands.

Claims for losses or injuries purportedly caused by some of our products arise in the ordinary course of our business. In addition to the risk of substantial monetary judgments and penalties, which could have an adverse effect on our results of operations and financial condition, product liability claims or regulatory actions, could result in negative publicity that could harm our reputation in the marketplace or the value of our end-user brands. We also could be required to recall and possibly discontinue the sale of possible defective or unsafe products, which could result in adverse publicity, significant expenses and loss of revenue.

Our success depends on our ability to attract and retain qualified personnel.

Our success depends on our ability to attract and retain qualified personnel, including executive officers and other key personnel. We rely to a significant degree on compensating our executive officers and key employees with performance-based incentive awards that pay out only if specified performance goals have been met. To the extent these performance goals are not met and the incentive awards do not pay out, or pay out less than the targeted amount, as has occurred in prior years, it may motivate certain executive officers and key employees to seek other opportunities. The loss of key management personnel or other key employees or our potential inability to attract such personnel may adversely affect our ability to manage our overall operations and successfully implement our business strategy.

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
•investors' perceptions of the office products industry; and
•the composition of our shareholders, particularly the presence of "short sellers" trading in our stock.

Volatility in our stock price could adversely affect our business and financing opportunities and force us to increase our cash compensation to our employees or grant larger stock awards, which could hurt our operating results and reduce the percentage ownership of our existing stockholders.

Material disruptions resulting from telecommunication failures, labor strikes, power and/or water shortages, acts of God, war, terrorism, other geopolitical incidents or other circumstances outside our control could adversely impact our business, results of operations and financial condition.

A disruption at one of our or at one of our suppliers' or third-party service providers' facilities (especially facilities in China and other Asia-Pacific countries as well as Latin America) or a disruption of international transportation or at ports could adversely impact production, and customer deliveries or otherwise negatively impact the operation of our business and result in increased costs. Such a disruption could occur as a result of any number of events including but not limited to a major equipment failure, labor stoppages, transportation failures affecting the supply and shipment of materials and finished goods, the unavailability of raw materials, severe weather conditions, natural disasters, civil unrest, war or terrorism and disruptions in utility and other services. Any such disruptions could adversely impact our business, results of operations and financial condition.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We have manufacturing facilities in North America, Europe, Brazil, Mexico and Australia, and maintain distribution centers in the regional markets we service. We lease our corporate and U.S. headquarters in Lake Zurich, Illinois. The following table lists our principal facilities by segment as of December 31, 2015:

Location	Functional Use	Owned/Leased
North America:
Ontario, California	Distribution/Manufacturing	Leased
Booneville, Mississippi	Distribution/Manufacturing	Owned
Ogdensburg, New York	Distribution/Manufacturing	Owned/Leased
Sidney, New York	Distribution/Manufacturing	Owned
Alexandria, Pennsylvania	Distribution/Manufacturing	Owned
Pleasant Prairie, Wisconsin	Distribution/Manufacturing	Leased
Mississauga, Canada	Distribution/Manufacturing/Office	Leased
International:
Sydney, Australia	Distribution/Manufacturing	Owned
Bauru, Brazil	Distribution/Manufacturing/Office	Owned
Aylesbury, England	Office	Leased
Halesowen, England	Distribution	Owned
Lillyhall, England	Manufacturing	Leased
Tornaco, Italy	Distribution	Owned
Lerma, Mexico	Manufacturing/Office	Owned
Born, Netherlands	Distribution	Leased
Wellington, New Zealand	Distribution/Office	Owned
Arcos de Valdevez, Portugal	Manufacturing	Owned
Computer Products Group:
San Mateo, California	Office	Leased

The Computer Products Group also utilizes many of the above distribution centers. We believe that the properties are suitable to the respective businesses and have production capacities adequate to meet the needs of our businesses.

ITEM 3. LEGAL PROCEEDINGS

In connection with our May 1, 2012 acquisition of Mead C&OP, we assumed all of the tax liabilities for the acquired foreign operations including Tilibra Produtos de Papelaria Ltda. ("Tilibra"). In December of 2012, the Federal Revenue Department of the Ministry of Finance of Brazil ("FRD") issued a tax assessment (the "Brazilian Tax Assessment") against Tilibra, which challenged the tax deduction of goodwill from Tilibra's taxable income for the year 2007. A second assessment challenging the deduction of goodwill from Tilibra's taxable income for the years 2008, 2009 and 2010 was issued by FRD in October 2013.

Tilibra is disputing both of the tax assessments through established administrative procedures. We believe we have meritorious defenses and intend to vigorously contest these matters; however, there can be no assurances that we will ultimately prevail. We are still in the administrative stages of the process to challenge the FRD's tax assessments, and the ultimate outcome will not be determined until the Brazilian tax appeal process is complete, which is expected to take a number of years. In addition, Tilibra's 2011-2012 tax years remain open and subject to audit, and there can be no assurances that we will not receive additional tax assessments regarding the goodwill for one or both of those years. The time limit for issuing an assessment for 2011 expires in December 2016. If the FRD's initial position is ultimately sustained, the amount assessed would materially and adversely affect our cash flow in the year of settlement.

Because there is no settled legal precedent on which to base a definitive opinion as to whether we will ultimately prevail, we consider the outcome of this dispute to be uncertain. Since it is not more likely than not that we will prevail, in 2012, we recorded a reserve in the amount of $44.5 million (at December 31, 2012 exchange rates) in consideration of this contingency, of which $43.3 million was recorded as an adjustment to the purchase price and which included the 2007-2012 tax years plus penalties and interest through December 2012. Included in this reserve is an assumption of penalties at 75%, which is the standard penalty. While there is a possibility that a penalty of 150% could be imposed, based on the facts in our case and existing precedent, we believe the likelihood of a150% penalty being imposed is not more likely than not at December 31, 2015. In the meantime, we will continue to actively monitor administrative and judicial court decisions and evaluate their impact, if any, on our legal assessment of the ultimate outcome of our case. In addition, we will continue to accrue interest related to this contingency until such time as the outcome is known or until evidence is presented that we are more likely than not to prevail. During 2015, 2014 and 2013, we accrued additional interest as a charge to current tax expense of $2.7 million, $3.2 million and $1.8 million, respectively. At current exchange rates, our accrual through December 31, 2015, including tax, penalties and interest is $28.2 million.

There are various other claims, lawsuits and pending actions against us incidental to our operations. It is the opinion of management that (other than the Brazilian Tax Assessment) the ultimate resolution of these matters will not have a material adverse effect on our financial condition, results of operations or cash flow. However, there is no assurance that we will ultimately be successful in our defense of any of these matters or that an adverse outcome in any matter will not affect our results of operations, financial condition or cash flow.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER
PURCHASES OF EQUITY SECURITIES

Common Stock Information

Our common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "ACCO." The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported on the NYSE for 2014 and 2015:

	High	Low
2014
First Quarter	$7.25	$5.47
Second Quarter	$6.56	$5.77
Third Quarter	$7.97	$5.99
Fourth Quarter	$9.45	$6.48
2015
First Quarter	$9.20	$7.05
Second Quarter	$8.75	$7.15
Third Quarter	$8.40	$6.80
Fourth Quarter	$8.48	$6.91
As of February 10, 2016, we had 16,188 registered holders of our common stock.

Stock Performance Graph

The following graph compares the cumulative total stockholder return on our common stock to that of the S&P Office Services and Supplies (SuperCap1500) Index and the Russell 2000 Index assuming an investment of $100 in each from December 31, 2010 through December 31, 2015.

	Cumulative Total Return
	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15
ACCO Brands Corporation.	$100.00	$113.26	$86.15	$78.87	$105.75	$83.69
Russell 2000	100.00	95.82	111.49	154.78	162.35	155.18
S&P Office Services and Supplies (SuperCap1500)	100.00	86.43	83.78	133.75	140.10	122.38

Common Stock Purchases

The following table provides information about our purchases of equity securities during the quarter ended December 31, 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
October 1, 2015 to October 31, 2015	1,130,459	$7.92	1,130,459	$124,081,777
November 1, 2015 to November 30, 2015	439,523	8.06	439,523	120,571,849
December 1, 2015 to December 31, 2015	—	—	—	120,571,849
Total	1,569,982	$7.99	1,569,982	$120,571,849
(1) On August 21, 2014, the Company announced that its Board of Directors had approved the repurchase of up to $100 million in shares of its common stock. On October 28, 2015, the Company announced that its Board of Directors had approved an authorization to repurchase up to an additional $100 million in shares of its common stock.

For the years ended December 31, 2015 and 2014 we repurchased $60.0 million and $19.4 million, respectively, of our common stock.

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

Dividend Policy

We have not paid any dividends on our common stock since becoming a public company. We intend to retain any 2016 earnings to reduce our indebtedness and repurchase our shares, absent value-creating acquisitions. Any determination as to the declaration of dividends is at our Board of Directors’ sole discretion based on factors it deems relevant at that time.

ITEM 6. SELECTED FINANCIAL DATA

SELECTED HISTORICAL FINANCIAL DATA

The following table sets forth our selected consolidated financial data. The selected consolidated financial data as of and for the five fiscal years ended December 31 are derived from our consolidated financial statements. The data should be read in conjunction with the consolidated financial statements and related notes contained in Part II, Item 8. of this report.

	Year Ended December 31,
(in millions of dollars, except per share data)	2015	2014	2013	2012(1)	2011
Income Statement Data:
Net sales	$1,510.4	$1,689.2	$1,765.1	$1,758.5	$1,318.4
Operating income(2)	163.5	173.6	145.8	139.3	115.2
Interest expense	44.5	49.5	59.0	91.3	78.1
Interest income	(6.6)	(5.6)	(4.3)	(2.0)	(0.9)
Other expense, net(3)	2.1	0.8	7.6	61.3	3.6
Income from continuing operations(4)	85.9	91.6	77.3	117.0	18.6
Per common share:
Income from continuing operations(4)
Basic	$0.79	$0.81	$0.68	$1.24	$0.34
Diluted	$0.78	$0.79	$0.67	$1.22	$0.32
Balance Sheet Data (at year end):
Total assets(5)	$1,953.4	$2,215.1	$2,368.3	$2,482.3	$1,106.9
External debt	720.5	789.3	906.3	1,046.7	659.2
Total stockholders’ equity (deficit)	581.2	681.0	702.3	639.2	(61.9)
Other Data:
Cash provided (used) by operating activities	$171.2	$171.7	$194.5	$(7.5)	$61.8
Cash (used) provided by investing activities	(24.6)	(25.8)	(33.3)	(432.2)	40.0
Cash (used) provided by financing activities	(137.8)	(142.0)	(155.5)	360.1	(63.1)

(1)	On May 1, 2012, we completed the Merger of Mead C&OP. Accordingly, the results of Mead C&OP are included in the Company's consolidated financial statements from the date of the Merger.

(2)
Operating income for the years 2015, 2014, 2013, 2012 and 2011 was impacted by restructuring (credits) charges of $(0.4) million, $5.5 million, $30.1 million, $24.3 million and $(0.7) million, respectively. Such charges were largely severance related, and were principally associated with post-merger integration activities.

(3)
Other expense, net for the years 2015, 2013 and 2012 was impacted by $1.9 million, $9.4 million and $61.4 million in charges, respectively, related to the refinancings completed in 2015, 2013 and 2012. For further information on our 2015 refinancing, see "Note 3. Long-term Debt and Short-term Borrowings" to the consolidated financial statements contained in Part II, Item 8. of this report.

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

(5)
The company has adopted Accounting Standards Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs in the fourth quarter of 2015 and has retrospectively adjusted its prior period balance sheets. Total assets have been reduced for the years ended December 31, 2014, 2013, 2012 and 2011 by $11.3 million, $14.6 million, $25.4 million and $9.8 million, respectively. See also "Note 2. Recent Accounting Pronouncements" and "Note 3. Long-term Debt and Short-term Borrowings" to the consolidated financial statements contained in Part II, Item 8. of this report.

SUPPLEMENTAL NON-GAAP FINANCIAL MEASURES

To supplement our consolidated financial statements presented in accordance with generally accepted accounting principles in the U.S. ("GAAP"), we provide investors with certain non-GAAP financial measures. See below for an explanation of how we calculate and use these non-GAAP financial measures and for a reconciliation of these non-GAAP financial measures to the most comparable GAAP financial measures.

We believe these non-GAAP financial measures are appropriate to enhance an overall understanding of our past financial performance and also our prospects for the future, as well as to facilitate comparisons with our historical operating results. Adjustments to our GAAP results are made with the intent of providing both management and investors a more complete understanding of our underlying operational results and trends. For example, the non-GAAP results are an indication of our baseline performance before gains, losses or other charges that are considered by management to be outside our core operating results. In addition, these non-GAAP financial measures are among the primary indicators management uses as a basis for our planning and forecasting of future periods and senior management’s incentive compensation is derived, in part, using certain of these non-GAAP financial measures.

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

The following table provides a reconciliation of GAAP net sales as reported to non-GAAP net sales at constant currency:

	Year Ended December 31, 2015			Year Ended December 31, 2014
(in millions of dollars)	GAAP Reported Net Sales	Currency Translation	Non-GAAP Net Sales at Constant Currency	GAAP Reported Net Sales	% Change at Constant Currency
ACCO Brands North America	$963.3	$18.3	$981.6	$1,006.0	(2)%
ACCO Brands International	426.9	94.3	521.2	546.9	(5)%
Computer Products Group	120.2	11.3	131.5	136.3	(4)%
Total	$1,510.4	$123.9	$1,634.3	$1,689.2	(3)%

Adjusted Operating Income

We provide adjusted operating income in order to facilitate comparisons of our historical operating results by excluding one-time gains, losses and other charges, such as restructuring (credits) charges.

The following table provides a reconciliation of GAAP operating income as reported to non-GAAP adjusted operating income:

	Year Ended December 31, 2015
(in millions of dollars)	GAAP Reported Operating Income	Adjustments(1)	Non-GAAP Adjusted Operating Income
ACCO Brands North America	$147.6	$(0.6)	$147.0
ACCO Brands International	40.8	(0.1)	40.7
Computer Products Group	10.3	0.3	10.6
Corporate	(35.2)	—	(35.2)
Total	$163.5	$(0.4)	$163.1

(1) Represents restructuring (credits) charges.

Free Cash Flow

We provide free cash flow in order to show the cash available to pay down debt, buy back common shares and fund acquisitions. Free cash flow represents cash flow from operating activities less investing activities.

The following table sets forth a reconciliation of GAAP net cash provided by operating activities as reported to non-GAAP free cash flow:

(in millions of dollars)	Year Ended December 31, 2015
Net cash provided by operating activities	$171.2
Net cash (used) provided by:
Additions to property, plant and equipment	(27.6)
Proceeds from the disposition of assets	2.8
Other	$0.2
Free cash flow (non-GAAP)	$146.6

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

INTRODUCTION

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements of ACCO Brands Corporation and the accompanying notes contained in Part II, Item 8. of this report. Unless otherwise noted, the following discussion pertains only to our continuing operations.

Overview of the Company

ACCO Brands is a leading global manufacturer and marketer of office, school and calendar products and select computer and electronic accessories. More than 80% of our net sales come from brands that occupy the number one or number two positions in the select markets in which we compete. We seek to develop new products that meet the needs of our consumers and commercial end-users. We compete through a balance of product innovation, category management, a low-cost operating model and an efficient supply chain. We sell our products to consumers and commercial end-users primarily through resellers, including traditional office supply resellers, wholesalers and retailers, including on-line retailers. Our products are sold primarily to markets located in the U.S., Northern Europe, Brazil, Canada, Australia and Mexico. For the year ended December 31, 2015, approximately 40% of our sales were outside the U.S. down from 45% in 2014.

The majority of our revenue is concentrated in geographies where demand for our product categories is in mature stages, but we see opportunities to grow sales through share gains, channel expansion and new products. Over the long-term we expect to derive growth in faster growing emerging geographies where demand in the product categories in which we compete is strong, such as in Latin America and parts of Asia, the Middle East and Eastern Europe. We plan to grow organically supplemented by strategic acquisitions in both existing and adjacent categories. Historically, key drivers of demand for office and school products have included trends in white-collar employment levels, education enrollment levels, gross domestic product (GDP), growth in the number of small businesses and home offices, as well as consumer usage trends for our product categories.

We believe our leading product positions provide the scale to enable us to invest in product innovation and drive growth across our product categories. We currently manufacture approximately half of our products locally where we operate, and source approximately half of our products, primarily from China.

Reportable Segments

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

The majority of our office products, such as stapling, binding and laminating equipment and related consumable supplies, shredders and whiteboards, are used by businesses. Most of these end-users purchase their products from our customers, which include traditional office supply resellers, wholesalers and other retailers, including on-line retailers. We also supply some of our products directly to large commercial and industrial end-users, and provide business machine maintenance and certain repair services. Additionally, we also supply private label products within the office products sector.

Our school products include notebooks, folders, decorative calendars and stationery products. We distribute our school products primarily through mass merchandisers, and other retailers, such as grocery, drug and office superstores as well as on-line retailers. We also supply private label products within the school products sector.

Our calendar products are sold through all the same channels where we sell office or school products, as well as directly to consumers both on-line and through direct mail.

Our customers are primarily large global and regional resellers of our products including traditional office supply resellers, wholesalers and other retailers, including on-line retailers. Mass merchandisers and retail channels primarily sell to individual consumers but also to small businesses. We also sell to commercial contract dealers, wholesalers, distributors and independent dealers who primarily serve business end-users. Over half of our product sales by our customers are to business end-users, who generally seek premium products that have added value or ease-of-use features and a reputation for reliability, performance and professional appearance. Some of our binding and laminating equipment products are sold directly to high-volume end-users and commercial reprographic centers. We also sell calendar and computer products directly to consumers.

Computer Products Group

Our Computer Products Group designs, sources, distributes, markets and sells accessories for laptop and desktop computers and tablets. These accessories primarily include security products, input devices such as presenters, mice and trackballs, ergonomic aids such as foot and wrist rests, docking stations, and other PC and tablet accessories. We sell these products mostly under the Kensington®, Microsaver® and ClickSafe® brand names, with the majority of revenue coming from the U.S. and Northern Europe. Our computer products are manufactured by third-party suppliers, principally in Asia, and are distributed from our regional facilities. Our computer products are sold primarily to consumer electronics retailers, information technology value-added resellers, original equipment manufacturers, and office products retailers, as well as directly to consumers on-line.

In 2014 we repositioned the Computer Products Group by shifting our focus away from certain commoditized low margin tablet accessories. This decision has continued to impact 2015 resulting in lower sales.

Overview of 2015 Company Performance

To appreciate the overall Company performance for 2015 it is important to focus upon four factors:

•
the impact of foreign exchange, as approximately 40% of our net sales for the fiscal year ended December 31, 2015 are from foreign operations. Our major foreign currencies have declined between 7% and 28% relative to the U.S. dollar in 2015;

•	the decline in sales in the International segment due to foreign currency translation and lower sales in Brazil where the economy is in a deep recession;

•	the decline in sales in the North America segment related to the consolidation of Office Depot and Office Max; and

•
the significant cash flow generated in 2015. As a result, we reduced our debt by $70.1 million and used $65.9 million to repurchase our common stock and for payments related to tax withholding for share-based compensation.

Foreign Currency

Foreign exchange rate averages for 2015 deteriorated against the U.S. dollar in comparison to 2014 average rates. This materially impacted our reported sales, earnings, cash flow and comparative balance sheet. The weakening of currencies relative to the U.S. dollar has negatively impacted our 2015 results from both a translation and transaction perspective reducing the foreign currency denominated portion of our sales to approximately 40% in comparison to 2014 when approximately 45% of our consolidated sales were denominated in currencies other than the U.S. dollar.

Additionally, approximately half of the products we sell are sourced from China and other Far Eastern countries. The prices for these sourced products are denominated in U.S. dollars. Accordingly, movements in the value of local currencies relative to the U.S. dollar affect the cost of goods sold by our non-U.S. business when they source products from Asia. A weaker dollar decreases costs of goods sold and a stronger dollar increases costs of goods sold relative to the local selling price. In response to the strengthening of the U.S. dollar, we typically seek to raise prices in our foreign markets in an effort to recover lost gross margin. Due to competitive pressures and the timing of these price increases relative to the changes in currency exchange rates, it is often difficult to increase prices fast enough to fully offset the cumulative impact of the foreign-exchange-related inflation on our cost of goods sold in these markets. Further, our international operations sell in their local currencies and are exposed to their domestic currency movements against the U.S. dollar. Additionally, where possible, we seek to hedge our exposure to provide more time to raise prices, but this is not always possible where our competitors are not similarly affected.

In response to the strengthening of the U.S. dollar we raised prices during 2015 in our foreign markets in an effort to recover our lost gross margin, but were unable to fully offset the cumulative impact of the foreign-exchange-related increases in our cost of products sold. We have made additional price increases in January 2016 in certain markets.

When 2015 annual average foreign exchange rates are compared to 2014, they have declined for all of our major currencies relative to the U.S. dollar as follows:

Currency	2015 Average Decline
Brazilian real	(28)%
Euro	(17)%
Canadian dollar	(14)%
Australian dollar	(17)%
Mexican peso	(16)%
British pound	(7)%
Japanese yen	(13)%

The strong U.S. dollar decreased our 2015 reported sales by $123.9 million, or 7%, and adversely impacted our profitability. Operating income decreased by $10.1 million to $163.5 million. Foreign currency translation reduced operating income by $17.2 million, or 10%. The underlying increase was due to lower restructuring charges. Net income decreased $5.7 million, or 6%, to $85.9 million, from $91.6 million in the prior-year period. Foreign currency translation reduced net income by $16.4 million, or 18%.

Fluctuations in the currency exchange rates can also have a material impact on our Consolidated Balance Sheet. The strengthening of the U.S. dollar has reduced the value of our reported assets and liabilities by $136.7 million versus December 31, 2014. Therefore, our reported shareholders' equity has decreased by this amount.

We expect the adverse effects from the strong U.S. dollar to continue to impact us in 2016. See also "Part I, Item 1A. Risk Factors - Risks associated with currency volatility could adversely affect our sales, profitability, cash flow and results of operations," "Item 6. Selected Financial Data - Supplemental Non-GAAP Financial Measures" and "Note 12. Derivative Financial Instruments" to the consolidated financial statements contained in Item 8. of this report.

Customer Consolidation

Our results are dependent upon a number of factors, including pricing and competition. Current pricing and demand levels for office products reflect the substantial consolidation among the global resellers of office products. This consolidation has led to multiple years of industry pricing pressure and more efficient asset utilization by customers, resulting in lower sales and volume for suppliers of office products. In the fourth quarter of 2013, two of our large customers, Office Depot and OfficeMax, completed their merger. Since the merger the combined company has taken actions to harmonize product selection and pricing from their suppliers, close retail outlets and rationalize their supply chain, which have negatively impacted and will continue to negatively impact, our sales and margins. In 2015, sales to Office Depot globally declined by $38 million. We believe these activities will continue in 2016 and that the adverse effects and future actions will take several years to be fully realized. Additionally, Staples announced an agreement to acquire Office Depot in the first quarter of 2015; the FTC has opposed the merger. See also "Part I, Item1A. Risk Factors - Our customers may further consolidate, which could adversely impact our sales and margins."

Debt Refinancing

Effective April 28, 2015 (the "Effective Date"), the Company entered into a Second Amended and Restated Credit Agreement, dated as of April 28, 2015 (the "Restated Credit Agreement"), among the Company, certain subsidiaries of the Company, Bank of America, N.A., as administrative agent, and the other agents and lenders party thereto, which replaced the Company’s existing credit agreement, dated as of May 13, 2013, as amended (the "2013 Credit Agreement").

The Restated Credit Agreement provides for a $600.0 million, five-year senior secured credit facility, which consists of a $300.0 million revolving credit facility (the "Restated Revolving Facility") and a $300.0 million term loan. Specifically, in connection with the Restated Credit Agreement, the Company:

•
replaced the Company’s then existing U.S.-dollar denominated Senior Secured Term A Loan, due May 2018, under the 2013 Credit Agreement, which had an aggregate principal amount of $299.0 million outstanding immediately prior to the Effective Date, with a new U.S.-dollar denominated Senior Secured Term A Loan, in an aggregate original principal amount of $300.0 million; and

•	replaced the $250.0 million revolving credit facility under the 2013 Credit Agreement with the Restated Revolving Facility.

As of December 31, 2015, there were no borrowings under the Restated Revolving Facility. The amount available for borrowings was $291.1 million (allowing for $8.9 million of letters of credit outstanding on that date). For further information on our refinancing and amendments see also "Note 3. Long-term Debt and Short-term Borrowings" to the consolidated financial statements contained in Item 8. of this report.

Fiscal 2015 versus Fiscal 2014

The following table presents the Company’s results for the years ended December 31, 2015, and 2014.

	Year Ended December 31,		Amount of Change
(in millions of dollars)	2015	2014	$	%
Net sales	$1,510.4	$1,689.2	$(178.8)	(11)%
Cost of products sold	1,032.0	1,159.3	(127.3)	(11)%
Gross profit	478.4	529.9	(51.5)	(10)%
Gross profit margin	31.7%	31.4%		0.3	pts
Advertising, selling, general and administrative expenses	295.7	328.6	(32.9)	(10)%
Amortization of intangibles	19.6	22.2	(2.6)	(12)%
Restructuring (credits) charges	(0.4)	5.5	(5.9)	NM
Operating income	163.5	173.6	(10.1)	(6)%
Operating income margin	10.8%	10.3%		0.5	pts
Interest expense	44.5	49.5	(5.0)	(10)%
Interest income	(6.6)	(5.6)	(1.0)	18%
Equity in earnings of joint ventures	(7.9)	(8.1)	0.2	(2)%
Other expense, net	2.1	0.8	1.3	163%
Income tax expense	45.5	45.4	0.1	—%
Effective tax rate	34.6%	33.1%		1.5	pts
Net income	85.9	91.6	(5.7)	(6)%

Net Sales

Net sales decreased $178.8 million, or 11%, to $1,510.4 million from $1,689.2 million in the prior-year period. Foreign currency translation reduced sales by $123.9 million, or 7%. The underlying sales declined in all segments, but primarily in the International and North America segments. Within the International segment, sales volume declined in most of our markets, partially offset by price increases. Brazil accounted for $61.7 million of our total sales decline. Underlying sales decreased by $21.6 million due to the on-going deterioration of economic conditions, and currency translation reduced sales by $40.1 million. North America declined primarily due to lower sales to office superstores driven by the loss of product placement and continuing impact of distribution center and store closures.

Cost of Products Sold

Cost of products sold includes all manufacturing, product sourcing and distribution costs, including depreciation related to assets used in the manufacturing, procurement and distribution process, allocation of certain information technology costs supporting those processes, inbound and outbound freight, shipping and handling costs, purchasing costs associated with materials and packaging used in the production processes and inventory valuation adjustments. Cost of products sold decreased $127.3 million, or 11%, to $1,032.0 million, from $1,159.3 million in the prior-year period. Foreign currency translation reduced cost of products sold by $88.2 million, or 8%. The underlying decline was driven by lower sales volume, cost savings and productivity improvements (primarily in the North America segment), partially offset by foreign-exchange-related increases in cost of products sold at our foreign business units that source their inventory in U.S. dollars.

Gross Profit

Management believes that gross profit and gross profit margin provide enhanced shareholder appreciation of underlying profit drivers. Gross profit decreased $51.5 million, or 10%, to $478.4 million, from $529.9 million in the prior-year period. Foreign currency translation reduced gross profit by $35.7 million, or 7%. The underlying decrease was primarily due to lower sales.

Gross profit margin increased to 31.7% from 31.4%. The increase was primarily due to cost savings and productivity improvements, which more than offset the adverse impact of unfavorable sales mix and deleveraging from lower volumes. Higher pricing primarily offset the increased cost of goods sourced as a result of the strong U.S. dollar.

Advertising, selling, general and administrative expenses

Advertising, selling, general and administrative expenses ("SG&A") include advertising, marketing, selling (including commissions), research and development, customer service, depreciation related to assets outside the manufacturing and distribution processes and all other general and administrative expenses outside the manufacturing and distribution functions (e.g., finance, human resources, information technology and corporate expenses). SG&A decreased $32.9 million, or 10%, to $295.7 million from $328.6 million in the prior-year period. Foreign currency translation reduced SG&A by $18.0 million, or 5%. The underlying decrease was driven by cost savings (primarily in marketing), lower professional fees and a one-time $2.3 million recovery of an indirect tax in Brazil.

As a percentage of sales, SG&A increased to 19.6% from 19.5% in the prior-year period primarily due to lower sales volume, partially offset by cost reductions.

Restructuring (Credits) Charges

There were no new restructuring initiatives commenced in 2015; restructuring credits in the current year reflect adjustments to the initiatives commenced in 2014. Restructuring charges decreased $5.9 million from the prior-year period.

Operating Income

Operating income decreased $10.1 million, or 6%, to $163.5 million, from $173.6 million in the prior-year period. Foreign currency translation reduced operating income by $17.2 million, or 10%. The underlying increase was primarily due to lower restructuring charges.

Interest Expense and Other Expense, Net

Interest expense decreased $5.0 million, or 10%, to $44.5 million from $49.5 million in the prior-year period. The decrease was primarily due to lower debt outstanding compared to the prior year.

Other expense, net increased by $1.3 million to $2.1 million from $0.8 million in the prior-year period. The increase was due a $1.9 million write-off of debt issuance costs related to the second quarter of 2015 refinancing.

Income Taxes

Income tax expense was $45.5 million on income before taxes of $131.4 million, with an effective tax rate of 34.6%. For the prior-year period, income tax expense was $45.4 million on income before taxes of $137.0 million, with an effective tax rate of 33.1%. The effective tax rate for 2015 was higher than 2014 due to a greater percentage of U.S. income, which is taxed at a higher rate than income from most foreign jurisdictions.

Net Income

Net income decreased $5.7 million, or 6%, to $85.9 million, from $91.6 million in the prior-year period. Foreign currency translation reduced net income by $16.4 million, or 18%. The underlying increase was primarily due to lower restructuring charges and lower interest expense.

Segment Discussion

	Year Ended December 31, 2015			Amount of Change
	Net Sales	Segment Operating Income (A)	Operating Income Margin	Net Sales	Net Sales	Segment Operating Income	Segment Operating Income	Margin Points

(in millions of dollars)				$	%	$	%
ACCO Brands North America	$963.3	$147.6	15.3%	$(42.7)	(4)%	$6.9	5%	130
ACCO Brands International	426.9	40.8	9.6%	(120.0)	(22)%	(22.1)	(35)%	(190)
Computer Products Group	120.2	10.3	8.6%	(16.1)	(12)%	2.1	26%	260
Total	$1,510.4	$198.7		$(178.8)		$(13.1)

	Year Ended December 31, 2014
	Net Sales	Segment Operating Income (A)	Operating Income Margin

(in millions of dollars)
ACCO Brands North America	$1,006.0	$140.7	14.0%
ACCO Brands International	546.9	62.9	11.5%
Computer Products Group	136.3	8.2	6.0%
Total	$1,689.2	$211.8

(A) Segment operating income excludes corporate costs; Interest expense; Interest income; Equity in earnings of joint ventures and Other expense, net. See "Note 15. Information on Business Segments" to the consolidated financial statements contained in Item 8. of this report for a reconciliation of total "Segment operating income" to "Income from continuing operations before income tax."

ACCO Brands North America

ACCO Brands North America net sales decreased $42.7 million, or 4%, to $963.3 million from $1,006.0 million in the prior-year period. Foreign currency translation reduced sales by $18.3 million, or 2%. The underlying sales decline was primarily due to lower sales to Office Depot, where 2015 global sales declined $38 million, the vast majority of which impacted North America. The decline with Office Depot was largely related to its merger with OfficeMax, which has adversely impacted our sales primarily through lost placement and inventory reductions (including the effects of distribution center and store closures). We expect inventory reductions due to the merger to continue to adversely impact our sales in 2016, although to a lesser degree than in 2015. Partially offsetting the decline in the office superstore channel were increased sales in the e-commerce and mass-retailer channels.

ACCO Brands North America operating income increased $6.9 million, or 5%, to $147.6 million from $140.7 million in the prior-year period, and operating income margin increased to 15.3% from 14.0%. Foreign currency translation reduced operating income by $1.9 million, or 1%. The underlying improvement was due to a reduction in restructuring charges of $3.3 million as well as cost savings from prior-year restructuring initiatives, productivity improvements and lower pension expenses. The improvements were partially offset by lower sales volume.

ACCO Brands International

ACCO Brands International net sales decreased $120.0 million, or 22%, to $426.9 million from $546.9 million in the prior-year period. Foreign currency translation reduced sales by $94.3 million, or 17%, with all regions experiencing currency depreciation, but most notably Brazil, which accounted for $40.1 million of the reduction. The underlying sales decline was primarily driven $21.6 million of lower sales volume in Brazil, which declined due to the adverse economic conditions. Sales in Europe also declined, primarily due to lost placement. These declines were partially offset by increased pricing of 7% as we sought to recover foreign-exchange-related increases in our cost of products sold.

ACCO Brands International operating income decreased $22.1 million, or 35%, to $40.8 million from $62.9 million in the prior-year period, and operating income margin decreased to 9.6% from 11.5%. Foreign currency translation reduced operating income by $12.4 million, or 20%. The underlying decline in operating income and margin was primarily due to Brazil where we have experienced both lower sales volume and an unfavorable product mix as customers traded down to lower-price-point items. The decline was partially offset by price increases and a one-time $2.3 million recovery of an indirect tax in Brazil.

Computer Products Group

Computer Products Group net sales decreased $16.1 million, or 12%, to $120.2 million from $136.3 million in the prior-year period. Foreign currency translation reduced sales by $11.3 million, or 8%. The underlying sales decline was due to a $10 million reduction in our sales of tablet accessories, primarily resulting from our strategic decision to shift focus away from certain commoditized low margin products in this category. Sales of our security and laptop and desktop accessory products that collectively account for approximately 90% of our sales were up 5% compared to the prior year.

Computer Products Group operating income increased $2.1 million, or 26%, to $10.3 million from $8.2 million in the prior-year period, and operating margin increased to 8.6% from 6.0%. Foreign currency translation reduced operating income by $2.9 million, or 35%. The underlying operating income and margin increased as the cost associated with moving our business away from commoditized low margin tablet accessories was significantly lower and improved operational execution on our security and laptop accessory products resulted in a favorable product mix.

Fiscal 2014 versus Fiscal 2013

The following table presents the Company’s results for the years ended December 31, 2014 and 2013.

	Year Ended December 31,		Amount of Change
(in millions of dollars)	2014	2013	$	%
Net sales	$1,689.2	$1,765.1	$(75.9)	(4)%
Cost of products sold	1,159.3	1,217.2	(57.9)	(5)%
Gross profit	529.9	547.9	(18.0)	(3)%
Gross profit margin	31.4%	31.0%		0.4	pts
Advertising, selling, general and administrative expenses	328.6	347.3	(18.7)	(5)%
Amortization of intangibles	22.2	24.7	(2.5)	(10)%
Restructuring charges	5.5	30.1	(24.6)	(82)%
Operating income	173.6	145.8	27.8	19%
Operating income margin	10.3%	8.3%		2.0	pts
Interest expense	49.5	59.0	(9.5)	(16)%
Interest income	(5.6)	(4.3)	(1.3)	30%
Equity in earnings of joint ventures	(8.1)	(8.2)	0.1	(1)%
Other expense, net	0.8	7.6	(6.8)	(89)%
Income tax expense	45.4	14.4	31.0	215%
Effective tax rate	33.1%	15.7%		17.4	pts
Income from continuing operations	91.6	77.3	14.3	18%
Loss discontinued operations, net of income taxes	—	(0.2)	0.2	100%
Net income	91.6	77.1	14.5	19%

Net Sales

Net sales decreased $75.9 million, or 4%, to $1,689.2 million from $1,765.1 million in the prior-year period. Foreign currency translation reduced sales by $35.2 million, or 2%. The underlying sales decline was principally in the North America segment, which experienced a significant reduction in sales to Office Depot following the merger with OfficeMax, and in the Computer Products Group segment as result of our strategic decision to shift focus away from commoditized tablet accessories.

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

Advertising, selling, general and administrative expenses

SG&A decreased $18.7 million, or 5%, to $328.6 million from $347.3 million in the prior-year period. Foreign currency translation reduced SG&A by $4.5 million. The underlying decrease was driven primarily by savings related to cost reduction activities in addition to $7 million in lower pension expense. Also contributing to the improvement was the absence of $4.4 million of Mead C&OP information technology integration charges, which were included in the prior year. Partially offsetting the reduction in SG&A were higher management incentives and various strategic initiatives expenses. The prior year also included a $2.5 million gain on the sale of a facility.

As a percentage of sales, SG&A decreased to 19.5% from 19.7% in the prior-year period primarily due to the cost reductions mentioned above. Lower sales volume somewhat offset the favorable impact.

Restructuring Charges

Restructuring charges were $5.5 million compared to $30.1 million in the prior-year period, as there were fewer restructuring initiatives in 2014.

Operating Income

Operating income increased $27.8 million, or 19%, to $173.6 million, from $145.8 million in the prior-year period. Foreign currency translation reduced operating income by $4.9 million. The underlying improvement was primarily due to lower restructuring charges and SG&A expenses offset by lower gross profit.

Interest Expense and Other Expense, Net

Interest expense decreased by $9.5 million, or 16%, to $49.5 million from $59.0 million in the prior-year period. The decrease was primarily due to lower interest rates resulting from the refinancing of our debt in the second quarter of 2013 and lower debt outstanding compared to the prior year.

Other expense, net of other income decreased by $6.8 million to $0.8 million from $7.6 million in the prior-year period. The reduction was due to the absence of a $9.4 million write-off of debt origination costs related to the 2013 debt refinancing and a $2.0 million gain related to a bargain purchase on an acquisition completed in 2013.

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

Segment Discussion

	Year Ended December 31, 2014			Amount of Change
	Net Sales	Segment Operating Income (A)	Operating Income Margin	Net Sales	Net Sales	Segment Operating Income	Segment Operating Income	Margin Points

(in millions of dollars)				$	%	$	%
ACCO Brands North America	$1,006.0	$140.7	14.0%	$(35.4)	(3)%	$42.5	43%	460
ACCO Brands International	546.9	62.9	11.5%	(19.7)	(3)%	(3.6)	(5)%	(20)
Computer Products Group	136.3	8.2	6.0%	(20.8)	(13)%	(5.5)	(40)%	(270)
Total	$1,689.2	$211.8		$(75.9)		$33.4

	Year Ended December 31, 2013
	Net Sales	Segment Operating Income (A)	Operating Income Margin

(in millions of dollars)
ACCO Brands North America	1,041.4	98.2	9.4%
ACCO Brands International	566.6	66.5	11.7%
Computer Products Group	157.1	13.7	8.7%
Total	$1,765.1	$178.4

(A) Segment operating income excludes corporate costs; Interest expense; Interest income; Equity in earnings of joint ventures and Other expense, net. See "Note 15. Information on Business Segments" to the consolidated financial statements contained in Item 8. of this report for a reconciliation of total "Segment operating income" to "Income from continuing operations before income tax."

ACCO Brands North America

ACCO Brands North America net sales decreased $35.4 million, or 3%, to $1,006.0 million from $1,041.4 million in the prior-year period. Foreign currency translation reduced sales by $9.8 million, or 1%. The underlying sales decline was primarily with Office Depot, where 2014 sales declined $40 million globally, the vast majority of which impacted North America. The decline with Office Depot was largely related to their merger with OfficeMax, which has adversely impacted our sales through inventory reductions (including, the effects of supply chain rationalization and store closures), losses of product placement and a change to a consignment sales model for certain calendar products. North America sales also declined with wholesaler customers who reduced inventory, partially offset by a strong back-to-school season in the mass merchandiser channel.

ACCO Brands North America operating income increased $42.5 million, or 43%, to $140.7 million from $98.2 million in the prior-year period, and operating income margin increased to 14.0% from 9.4%. The improvement was primarily due to a reduction in restructuring charges of $17.6 million as well as cost savings from restructuring initiatives, other productivity improvements and lower pension expenses. Also contributing to the improvement was the absence of $4.2 million of Mead C&OP information technology integration charges and $1.8 million of costs associated with our U.S. and corporate headquarters relocation, which were included in the prior year. The improvements were partially offset by lower sales volume and higher management incentives expenses.

ACCO Brands International

ACCO Brands International net sales decreased $19.7 million, or 3%, to $546.9 million from $566.6 million in the prior-year period. Foreign currency translation reduced sales by $24.1 million, or 4%. The underlying sales improvement was primarily driven by price increases taken to offset the negative effect of inflation and the adverse impact of foreign exchange on our cost of goods. Sales gains in Latin America and Asia-Pacific were offset by lower sales primarily in Europe and Australia. Brazil started the year strongly, with underlying sales 13% higher in the first six months; however, sales growth moderated significantly in the second half as the Brazilian economy weakened. Brazilian sales for the year increased 7%, principally due to price increases on flat volume.

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

Liquidity and Capital Resources

Our primary liquidity needs are to reduce our borrowings, service indebtedness, fund capital expenditures, support working capital requirements and repurchase shares. Our principal sources of liquidity are cash flows from operating activities, cash and cash equivalents held and seasonal borrowings under our Restated Revolving Facility. As of December 31, 2015, there were no borrowings under our $300.0 million Restated Revolving Facility and the amount available for borrowings was $291.1 million (allowing for $8.9 million of letters of credit outstanding on that date).

We maintain adequate financing arrangements at market rates. Because of the seasonality of our business, we typically generate much of our cash flow in the first, third and fourth quarters, as accounts receivables are collected, and use cash in the second quarter, to fund working capital in order to support the North America back-to-school season. Our Brazilian business is highly seasonal due to the timing of the back-to-school season, which coincides with the calendar year-end in the fourth quarter. Due to various tax laws, it is costly to transfer short-term working capital in and out of Brazil; therefore, our normal practice is to hold seasonal cash requirements in Brazil, and invest in short-term Brazilian government securities. Consolidated cash and cash equivalents was $55.4 million as of December 31, 2015, of which approximately $26 million was held in Brazil. Our priorities for all other cash flow use over the near term, after funding internal growth, are debt reduction, stock repurchases and funding acquisitions.

The current senior secured credit facilities have a weighted average interest rate of 1.88% as of December 31, 2015 and our Senior Unsecured Notes, due April 30, 2020 (the "Senior Unsecured Notes") have a fixed interest rate of 6.75%.

Debt Refinancing

Effective April 28, 2015 (the "Effective Date"), the Company entered into a Second Amended and Restated Credit Agreement, dated as of April 28, 2015 (the "Restated Credit Agreement"), among the Company, certain subsidiaries of the Company, Bank of America, N.A., as administrative agent, and the other agents and lenders party thereto, which replaced the Company’s existing credit agreement, dated as of May 13, 2013, as amended (the "2013 Credit Agreement").

The Restated Credit Agreement provides for a $600.0 million, five-year senior secured credit facility, which consists of a $300.0 million revolving credit facility (the "Restated Revolving Facility") and a $300.0 million term loan. Specifically, in connection with the Restated Credit Agreement, the Company:

•
replaced the Company’s then existing U.S.-dollar denominated Senior Secured Term A Loan, due May 2018, under the 2013 Credit Agreement, which had an aggregate principal amount of $299.0 million outstanding immediately prior to the Effective Date, with a new U.S.-dollar denominated Senior Secured Term A Loan, in an aggregate original principal amount of $300.0 million (the "Restated Term A Loan"); and

•	replaced the $250.0 million revolving credit facility under the 2013 Credit Agreement with the Restated Revolving Facility.

For further information on our refinancing and amendments see also "Note 3. Long-term Debt and Short-term Borrowings" to the consolidated financial statements contained in Item 8. of this report.

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

Under the Restated Credit Agreement, the Company is required to meet certain financial tests, including a maximum Consolidated Leverage Ratio (as defined in the Restated Credit Agreement) as determined by reference to the following ratio:

Period	Maximum Consolidated Leverage Ratio(1)
July 1, 2015 and thereafter	3.75:1.00

(1)
The Consolidated Leverage Ratio is computed by dividing the Company's net funded indebtedness by the cumulative four-quarter-trailing EBITDA, which excludes transaction costs, restructuring and other charges up to certain limits as well as other adjustments defined in the Restated Credit Agreement.

Following the consummation of a Material Acquisition (as defined in the Restated Credit Agreement), and as of the end of the fiscal quarter in which such Material Acquisition occurs and as of the end of the three fiscal quarters thereafter, the levels above will increase by 0.50:1.00, provided that no more than one such increase can be in effect at any time.

The Restated Credit Agreement also requires the Company to maintain a Consolidated Fixed Charge Coverage Ratio (as defined in the Restated Credit Agreement) as of the end of any fiscal quarter at or above 1.25 to 1.00.

Compliance with Loan Covenants

As of December 31, 2015, our Consolidated Leverage Ratio was approximately 2.8 to 1 and our Fixed Charge Coverage Ratio was approximately 3.8 to 1.

As of and for the period ended December 31, 2015, we were in compliance with all applicable loan covenants.

Guarantees and Security

Generally, obligations under the Restated Credit Agreement are guaranteed by certain of the Company’s existing and future subsidiaries, and are secured by substantially all of the Company’s and certain guarantor subsidiaries’ assets, subject to certain exclusions and limitations.

The Senior Unsecured Notes are irrevocably and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by each of our existing and future domestic subsidiaries other than certain excluded subsidiaries. The Senior Unsecured Notes and the related guarantees will rank equally in right of payment with all of the existing and future senior debt of the Company and the guarantors, senior in right of payment to all of the existing and future subordinated debt of the Company, and the guarantors, and effectively subordinated to all of the existing and future secured indebtedness of the Company and the guarantors to the extent of the value of the assets securing such indebtedness. The Senior Unsecured Notes and the guarantees are and will be structurally subordinated to all existing and future liabilities, including trade payables, of each of the Company's subsidiaries that do not guarantee the notes.

Incremental facilities

The Restated Credit Agreement permits the Company to seek increases in the size of the Restated Revolving Facility and the Restated Term A Loan prior to maturity by up to $500.0 million, in the aggregate, subject to certain conditions and lender commitment.

Cash Flow

Fiscal 2015 versus Fiscal 2014

Cash Flow from Operating Activities

For the year ended December 31, 2015, cash provided by operating activities was $171.2 million, compared to the cash provided by the prior-year period of $171.7 million. Net income for 2015 was $85.9 million, compared to $91.6 million in 2014.

The net cash inflow for the 2015 year of $171.2 million was primarily generated by operating profits, and was only slightly less than the prior year 2014 despite lower earnings in our International business. While severe economic conditions in Brazil put pressure on working capital efficiency, improved working capital management in the U.S. and Europe overcame this effect. The net cash inflow from working capital (accounts receivable, inventories and accounts payable) was $3.3 million. Of this, cash sourced from inventory of $9.8 million reflects improved supply chain management in the U.S. and Europe and reduced fourth quarter inventory purchases. Cash used by accounts payable of $2.6 million reflects the lower inventory purchases, partially offset by extended payment terms. Accounts receivable used $3.9 million, down $24.3 million from the prior year, due to timing of year-end collections and the adverse effect of foreign exchange. Cash settlements of customer rebate program liabilities, although significant, were lower than the prior year due to lower sales and the effects of foreign exchange. Other significant cash outflow reductions in 2015 helped offset the effects of lower earnings and reduced contribution from working capital, including: cash restructuring payments in 2015 which were $6.7 million and lower than the $16.9 million in the prior-year period (as we complete payments associated with restructuring actions taken in prior years), income tax payments of $16.9 million which were lower than the $28.9 million paid in 2014 due to certain one-off payments in the U.S., cash contributions to the Company's post-retirement plans that were $7.1 million in 2015, compared to $12.4 million in 2014 due to reduced U.S. funding requirements and interest payments that were reduced $4.1 million to $41.0 million in 2015 from $45.1 million in the prior year due to lower debt and the benefit of refinancing.

The table below shows our cash flow from accounts receivable, inventories and accounts payable for the years ended December 31, 2015 and 2014, respectively:

(in millions of dollars)	2015	2014
Accounts receivable	$(3.9)	$20.4
Inventories	9.8	11.6
Accounts payable	(2.6)	(10.1)
Cash flow provided by net working capital	$3.3	$21.9

Cash Flow from Investing Activities

Cash used by investing activities was $24.6 million and $25.8 million for the years ended December 31, 2015 and 2014, respectively. Gross capital expenditures were $27.6 million and $29.6 million for the years ended December 31, 2015 and 2014, respectively, and continue to be information technology focused. Proceeds from the sale of properties and other assets were $2.8 million in 2015 primarily due to the sale of properties in the Czech Republic and Brazil, and $3.8 million in 2014 largely due to the sale of our East Texas, Pennsylvania facility.

Cash Flow from Financing Activities

Cash used by financing activities for the year ended December 31, 2015 and 2014 was $137.8 million and $142.0 million, respectively. Cash used in 2015 reflects net repayments of long-term debt of $70.1 million and $65.9 million to repurchase the Company's common stock and for payments related to tax withholding for share-based compensation. In 2014, net repayments of long-term debt were $121.1 million and $21.9 million was used to repurchase our Company's common stock and for payments related to tax withholding for share-based compensation.

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

Capitalization

We had 105.6 million common shares outstanding as of December 31, 2015.

Adequacy of Liquidity Sources

Based on our 2016 business plan and latest forecasts, we believe that cash flow from operations, our current cash balance and other sources of liquidity, including borrowings available under our Restated Revolving Facility, will be adequate to support our requirements for working capital, capital expenditures and to service indebtedness for the foreseeable future. Our future operating performance is dependent on many factors, some of which are beyond our control, including prevailing economic, financial and industry conditions. For more information on these risks see "Part I, Item1A. Risk Factors - Our significant indebtedness requires us to dedicate a substantial portion of our cash flow to debt payments and limits our ability to engage in certain activities."

Off-Balance-Sheet Arrangements and Contractual Financial Obligations

We do not have any material off-balance-sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Our contractual obligations and related payments by period at December 31, 2015 were as follows:

(in millions of dollars)	2016	2017 - 2018	2019 -2020	Thereafter	Total
Debt(1)	$—	34.9	694.1	$—	$729.0
Interest on debt(2)	40.2	77.3	53.7	—	171.2
Operating lease obligations	20.5	32.9	27.8	22.8	104.0
Purchase obligations(3)	96.4	7.5	—	—	103.9
Other long-term liabilities(4)	6.5	2.0	2.0	4.8	15.3
Total	$163.6	$154.6	$777.6	$27.6	$1,123.4

(1)	The required 2016 principal cash payments on the Restated Term Loan A were made in 2015.

(2)	Interest calculated at December 31, 2015 rates for variable rate debt.

(3)	Purchase obligations primarily consist of contracts and non-cancelable purchase orders for raw materials and finished goods.

(4)
Other long-term liabilities consist of estimated expected employer contributions for 2016, along with estimated future payments for pension and post-retirement plans that are not paid from assets held in a plan trust.

Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at December 31, 2015, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, $34.8 million of unrecognized tax benefits have been excluded from the contractual obligations table above. See "Note 10. Income Taxes" to the consolidated financial statements contained in Item 8. of this report for a discussion on income taxes.

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

We review indefinite-lived intangibles for impairment at least annually, normally in the second quarter, and whenever market or business events indicate there may be a potential adverse impact on a particular intangible. The review may be on a qualitative or quantitative basis as allowed by GAAP. We consider the implications of both external factors (e.g., market growth, pricing, competition, and technology) and internal factors (e.g., product costs, margins, support expenses, and capital investment) and their potential impact on cash flows for each business in both the near and long term, as well as their impact on any identifiable intangible asset associated with the business. Based on recent business results, consideration of significant external and internal factors, and the resulting business projections, indefinite-lived intangible assets are reviewed to determine whether they are likely to remain indefinite-lived, or whether a finite life is more appropriate. In addition, based on events in the period and future expectations, management considers whether the potential for impairment exists. Finite lived intangibles are amortized over 10, 15, 23 or 30 years.

We performed our annual assessment in the second quarter of 2015 on a qualitative basis and concluded that no impairment existed. In the fourth quarter of 2015 we performed a quantitative test (Step 1), as we identified a triggering event related to a trade name primarily used in Brazil. While we concluded that no impairment existed, the trade name's fair value has been significantly reduced. Key financial assumptions utilized to determine the fair value of our trade name primarily used in Brazil included a long-term growth rate of 6.5% and a 14.5% discount rate. The fair values of certain other indefinite-lived trade names are also not substantially above their carrying values. As of December 31, 2015 the aggregate carrying value of indefinite-lived trade names not substantially above their fair values was $176.6 million.

Goodwill

Goodwill has been recorded on our balance sheet and represents the excess of the cost of the acquisitions when compared to the fair value of the net assets acquired. The authoritative guidance on goodwill and other intangible assets requires that goodwill be tested for impairment at a reporting unit level. We have determined that our reporting units are the ACCO Brands North America, ACCO Brands International and Computer Products Group segments.

We test goodwill for impairment at least annually and whenever events or circumstances make it more likely than not that an impairment may have occurred. As permitted by GAAP we may perform a qualitative assessment to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test included in GAAP. Entities are not required to calculate the fair value of a reporting unit unless they determine that it is more likely than not that the fair value is less than the carrying amount. We performed our annual assessment in the second quarter of 2015, on a qualitative basis, and concluded that it was not more likely than not that the fair value is less than the carrying amount.

If the qualitative assessment determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, or if it is determined that a qualitative assessment is not appropriate, we move onto the two-step goodwill impairment test where we calculate the fair value of the reporting units. When applying a fair-value-based test the fair value of a reporting unit is compared to its carrying value. If the fair value of a reporting unit exceeds the carrying value of the net assets assigned to a reporting unit, goodwill is considered not impaired and no further testing is required. If the carrying value of the net assets assigned to a reporting unit exceeds the fair value of a reporting unit, the second step of the impairment test is performed in order to determine the implied fair value of a reporting unit’s goodwill. Determining the implied fair value of goodwill requires valuation of a reporting unit’s tangible and intangible assets and liabilities in a manner similar to the allocation of purchase price in a business combination. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, goodwill is deemed impaired and is written down to the extent of the difference.

Given the current economic environment and the uncertainties regarding their impact on our business, there can be no assurance that our estimates and assumptions made for purposes of our qualitative impairment testing during 2015 will prove to be accurate predictions of the future. If our assumptions regarding forecasted revenue or margin growth rates of certain reporting units are not achieved, we may be required to record impairment charges in future periods, whether in connection with our next annual impairment testing in the second quarter of fiscal year 2016 or prior to that, if a triggering event is identified outside of the quarter from when the annual impairment test is performed. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

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

The discount rate assumptions used to determine the pension and post-retirement obligations of the benefit plans are based on a spot-rate yield curve that matches projected future benefit payments with the appropriate interest rate applicable to the timing of the projected future benefit payments. The assumed discount rates reflect market rates for high-quality corporate bonds currently available. Our discount rates were determined by considering the average of pension yield curves constructed of a large population of high quality corporate bonds. The resulting discount rates reflect the matching of plan liability cash flows to the yield curves.

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

Pension (income) expense was $(5.1) million, $(0.2) million and $6.3 million for the years ended December 31, 2015, 2014 and 2013, respectively. The $4.9 million increase in pension income in 2015 compared to 2014 was primarily due to the change in the amortization of our net actuarial loss included in accumulated other comprehensive income (loss) for the U.S. Salaried Plan from the average remaining service period of active employees expected to receive benefits under the plan to the average remaining life expectancy of all participants (this change was the result of the Company's decision to permanently freeze the benefits under the plan) and lower interest cost due to lower average interest rates and the weakening of currencies relative to the U.S. dollar. The $6.5 million decrease in pension expense in 2014 compared to 2013 was due to lower amortization of actuarial losses due to lower discount rates at the end of 2013 and higher expected returns on the plans' assets because of a higher level of assets due to market performance. Post-retirement (income) expense was $(0.7) million, $(0.5) million and $0.2 million for the years ended December 31, 2015, 2014 and 2013, respectively. The $0.7 million decrease in post-retirement expense in 2014 compared to 2013 was due to increased amortization of actuarial gains.

The weighted average assumptions used to determine benefit obligations for the years ended December 31, 2015, 2014, and 2013 were as follows:

	Pension						Post-retirement
	U.S.			International
	2015	2014	2013	2015	2014	2013	2015	2014	2013
Discount rate	4.6%	4.2%	5.0%	3.7%	3.4%	4.3%	3.9%	3.7%	4.4%
Rate of compensation increase	N/A	N/A	N/A	3.0%	3.3%	4.0%	N/A	N/A	N/A

The weighted average assumptions used to determine net periodic benefit cost for the years ended December 31, 2015, 2014 and 2013 were as follows:

	Pension						Post-retirement
	U.S.			International
	2015	2014	2013	2015	2014	2013	2015	2014	2013
Discount rate	4.2%	5.0%	4.2%	3.4%	4.3%	4.3%	3.7%	4.4%	4.0%
Expected long-term rate of return	8.0%	8.2%	8.2%	6.5%	6.8%	6.8%	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	3.0%	3.3%	4.0%	N/A	N/A	N/A

In 2016, we expect pension income of approximately $5.6 million and post-retirement expense of approximately $0.1 million. The estimated $0.5 million increase in pension income for 2016 compared to 2015 is primarily due to reduced service and interest costs. In the fourth quarter of 2015, we changed the method we use to estimate the service and interest components of net periodic benefit cost (income) for pension and post-retirement benefits (as of December 31, 2015). This change does not affect the measurement of our total benefit obligations. This change, compared to the previous method, will result in a decrease of approximately $3.0 million in the service and interest components for pension cost in 2016. Prior to 2016, we estimated these service and interest cost components utilizing a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. We have elected to utilize a full yield curve approach in the estimation of these components by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. We have made this change to provide a more precise measurement of service and interest costs by improving the correlation between projected benefit cash flows to the corresponding spot yield curve rates. We will be accounting for this change, in 2016, as a change in accounting estimate that is inseparable from a change in accounting principle and accordingly have accounted for it prospectively. The decrease in the service and interest costs has been offset by a reduction in the expected return on plan assets, primarily due to a 50 basis point reduction on our expectations for our U.K. pension plan.

A 25-basis point change (0.25%) in our discount rate assumption would lead to an increase or decrease in our pension and post-retirement expense of approximately $0.2 million for 2016. A 25-basis point change (0.25%) in our long-term rate of return assumption would lead to an increase or decrease in pension and post-retirement expense of approximately $1.2 million for 2016.

Pension and post-retirement liabilities of $89.1 million as of December 31, 2015, decreased from $100.5 million at December 31, 2014, primarily due to cash contributions.

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

Deferred income taxes are not provided on certain undistributed earnings of foreign subsidiaries that are expected to be permanently reinvested in those companies, aggregating approximately $540 million and $565 million as of December 31, 2015 and 2014, respectively. If these amounts were distributed to the U.S., in the form of a dividend or otherwise, we would be subject to additional U.S. income taxes. Determination of the amount of unrecognized deferred income tax liabilities on these earnings is not practicable.

Recent Accounting Standards Updates and Recently Adopted Accounting Standards

For information on recent accounting pronouncements see "Note 2. Significant Accounting Policies" to the consolidated financial statements contained in Item 8. of this report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our industry is concentrated in a small number of major customers, principally office products superstores, large retailers, wholesalers and contract stationers. Customer consolidation and share growth of private-label products continue to increase pricing pressures, which may adversely affect margins for our competitors and us. We are addressing these challenges through design innovations, value-added features and services, as well as continued cost and asset reductions. See also "Item 1A. Risk Factors."

We are exposed to various market risks, including changes in foreign currency exchange rates and interest rate changes. We enter into financial instruments to manage and reduce the impact of these risks, not for trading or speculative purposes. The counterparties to these financial instruments are major financial institutions.

Foreign Exchange Risk Management

We enter into forward foreign currency contracts to reduce the effect of fluctuating foreign currencies, primarily on foreign denominated inventory purchases and intercompany loans. The majority of the Company's exposure to local currency movements is in Europe (both the Euro and the British pound), Brazil, Canada, Australia, Mexico and Japan. Principal currencies hedged include the U.S. dollar, Euro, Australian dollar, Canadian dollar, British pound and Japanese yen. All of the existing foreign exchange contracts as of December 31, 2015 have maturity dates in 2016. Increases and decreases in the fair market values of the forward agreements are expected to be offset by gains/losses in recognized net underlying foreign currency transactions or loans. Notional amounts of outstanding foreign currency forward exchange contracts were $101.5 million and $124.2 million at December 31, 2015 and 2014, respectively. The net fair value of these foreign currency contracts was $2.2 million and $4.2 million at December 31, 2015 and 2014, respectively. At December 31, 2015, a 10% unfavorable exchange rate movement in our portfolio of foreign currency forward contracts would have reduced our unrealized gains by $7.2 million. Consistent with the use of these contracts to neutralize the effect of exchange rate fluctuations, such unrealized losses or gains would be offset by corresponding gains or losses, respectively, in the remeasurement of the underlying transactions being hedged. When taken together, we believe these forward contracts and the offsetting underlying commitments do not create material market risk.

For more information related to outstanding foreign currency forward exchange contracts see "Note 12. Derivative Financial Instruments" and "Note 13. Fair Value of Financial Instruments" to the consolidated financial statements contained in Item 8. of this report.

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

The Senior Unsecured Notes have fixed interest rates and, accordingly, are not exposed to market risk resulting from changes in interest rates. However, the fair market value of our long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. In addition, fair market values will also reflect the credit markets' view of credit risk spreads and our risk profile. These interest rate changes may affect the fair market value of the fixed interest rate debt and any repurchases of these notes, but do not impact our earnings or cash flows.

The following table summarizes information about our major debt components as of December 31, 2015, including the principal cash payments and interest rates.

Debt Obligations

	Stated Maturity Date
(in millions of dollars)	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value
Long term debt:
Fixed rate Senior Unsecured Notes, due April 2020	$—	$—	$—	$—	$500.0	$—	$500.0	$511.3
Average fixed interest rate	6.75%	6.75%	6.75%	6.75%	6.75%
Variable rate U.S. Dollar Senior Secured Term Loan A, due April 2020(1)	$—	$15.3	$19.6	$21.8	$172.3	$—	$229.0	$229.0
Average variable interest rate(2)	1.88%	1.88%	1.88%	1.88%	1.88%

(1)	The required 2016 principal cash payments were made in 2015.

(2)	Rates presented are as of December 31, 2015.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of ACCO Brands Corporation:

We have audited the accompanying consolidated balance sheets of ACCO Brands Corporation and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income (loss), cash flows, and stockholders’ equity for each of the years in the three-year period ended December 31, 2015. In connection with our audits of the consolidated financial statements, we also audited the related consolidated financial statement schedule, Schedule II - Valuation and Qualifying Accounts and Reserves. We also have audited ACCO Brands Corporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). ACCO Brands Corporation’s management is responsible for these consolidated financial statements and the related consolidated financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and the related financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ACCO Brands Corporation and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, ACCO Brands Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for deferred taxes in the consolidated balance sheet as of December 31, 2015 due to the adoption of Accounting Standards Update No. 2015-17, Balance Sheet Classification of Deferred Taxes, and changed its method of accounting for debt issuance costs in the consolidated balance sheets as of December 31, 2015 and 2014 due to the adoption of Accounting Standards Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs.

/s/ KPMG LLP

Chicago, Illinois
February 24, 2016

ACCO Brands Corporation and Subsidiaries
Consolidated Balance Sheets

(in millions of dollars, except share data)	December 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$55.4	$53.2
Accounts receivable less allowances for discounts, doubtful accounts and returns of $18.7 and $19.5, respectively	369.3	420.5
Inventories	203.6	229.9
Deferred income taxes	—	39.4
Other current assets	25.3	35.8
Total current assets	653.6	778.8
Total property, plant and equipment	526.1	547.7
Less accumulated depreciation	(317.0)	(312.2)
Property, plant and equipment, net	209.1	235.5
Deferred income taxes	25.1	31.7
Goodwill	496.9	544.9
Identifiable intangibles, net of accumulated amortization of $169.3 and $166.3, respectively	520.9	571.4
Other non-current assets	47.8	52.8
Total assets	$1,953.4	$2,215.1
Liabilities and Stockholders' Equity
Current liabilities:
Notes payable	$—	$0.8
Current portion of long-term debt	—	0.8
Accounts payable	147.6	159.1
Accrued compensation	34.0	36.6
Accrued customer program liabilities	108.7	111.8
Accrued interest	6.3	6.5
Other current liabilities	58.7	79.8
Total current liabilities	355.3	395.4
Long-term debt, net of debt issuance costs of $8.5 and $11.3, respectively	720.5	787.7
Deferred income taxes	142.3	172.2
Pension and post-retirement benefit obligations	89.1	100.5
Other non-current liabilities	65.0	78.3
Total liabilities	1,372.2	1,534.1
Stockholders' equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 107,129,051 and 112,670,514 shares issued and 105,640,003 and 111,911,290 outstanding, respectively	1.1	1.1
Treasury stock, 1,489,048 and 759,224 shares, respectively	(11.8)	(5.9)
Paid-in capital	1,988.3	2,031.5
Accumulated other comprehensive loss	(429.2)	(292.6)
Accumulated deficit	(967.2)	(1,053.1)
Total stockholders' equity	581.2	681.0
Total liabilities and stockholders' equity	$1,953.4	$2,215.1

See notes to consolidated financial statements.

ACCO Brands Corporation and Subsidiaries
Consolidated Statements of Income

	Year Ended December 31,
(in millions of dollars, except per share data)	2015	2014	2013
Net sales	$1,510.4	$1,689.2	$1,765.1
Cost of products sold	1,032.0	1,159.3	1,217.2
Gross profit	478.4	529.9	547.9
Operating costs and expenses:
Advertising, selling, general and administrative expenses	295.7	328.6	347.3
Amortization of intangibles	19.6	22.2	24.7
Restructuring (credits) charges	(0.4)	5.5	30.1
Total operating costs and expenses	314.9	356.3	402.1
Operating income	163.5	173.6	145.8
Non-operating expense (income):
Interest expense	44.5	49.5	59.0
Interest income	(6.6)	(5.6)	(4.3)
Equity in earnings of joint ventures	(7.9)	(8.1)	(8.2)
Other expense, net	2.1	0.8	7.6
Income from continuing operations before income tax	131.4	137.0	91.7
Income tax expense	45.5	45.4	14.4
Income from continuing operations	85.9	91.6	77.3
Loss from discontinued operations, net of income taxes	—	—	(0.2)
Net income	$85.9	$91.6	$77.1
Per share:
Basic income per share:
Income from continuing operations	$0.79	$0.81	$0.68
Loss from discontinued operations	$—	$—	$—
Basic income per share	$0.79	$0.81	$0.68
Diluted income per share:
Income from continuing operations	$0.78	$0.79	$0.67
Loss from discontinued operations	$—	$—	$—
Diluted income per share	$0.78	$0.79	$0.67
Weighted average number of shares outstanding:
Basic	108.8	113.7	113.5
Diluted	110.6	116.3	115.7

See notes to consolidated financial statements.

ACCO Brands Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)

	Year Ended December 31,
(in millions of dollars)	2015	2014	2013
Net income	$85.9	$91.6	$77.1
Other comprehensive income (loss), before tax:
Unrealized gain on derivative financial instruments:
Gain arising during the period	8.2	6.9	3.7
Reclassification of gain included in net income	(10.9)	(3.5)	(3.4)
Foreign currency translation:
Foreign currency translation adjustments	(136.7)	(76.4)	(61.6)
Pension and other post-retirement plans:
Actuarial (loss) gain arising during the period	(7.1)	(60.2)	39.3
Amortization of actuarial loss included in net income	3.6	5.9	11.4
Amortization of prior service cost included in net income	0.1	0.3	0.1
Other	5.3	5.1	(2.1)
Other comprehensive loss, before tax	(137.5)	(121.9)	(12.6)
Income tax benefit (expense) related to items of other comprehensive loss	0.9	14.9	(16.9)
Comprehensive (loss) income	$(50.7)	$(15.4)	$47.6

See notes to consolidated financial statements.

ACCO Brands Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31,
(in millions of dollars)	2015	2014	2013
Operating activities
Net income	$85.9	$91.6	$77.1
Loss (gain) on disposal of assets	0.1	0.8	(4.1)
Deferred income tax expense (benefit)	27.4	20.6	(0.7)
Release of tax valuation allowance	—	—	(11.6)
Depreciation	32.4	35.3	39.9
Amortization of debt issuance costs	3.5	4.6	6.2
Amortization of intangibles	19.6	22.2	24.7
Stock-based compensation	16.0	15.7	16.4
Loss on debt extinguishment	1.9	—	9.4
Other non-cash charges	—	0.7	1.2
Equity in earnings of joint ventures, net of dividends received	(3.8)	(2.4)	(2.7)
Changes in balance sheet items:
Accounts receivable	(3.9)	20.4	0.5
Inventories	9.8	11.6	6.5
Other assets	1.2	(6.1)	0.1
Accounts payable	(2.6)	(10.1)	26.8
Accrued expenses and other liabilities	(19.2)	(28.9)	9.0
Accrued income taxes	2.9	(4.3)	(4.2)
Net cash provided by operating activities	171.2	171.7	194.5
Investing activities
Additions to property, plant and equipment	(27.6)	(29.6)	(36.6)
Payments related to the sale of discontinued operations	—	—	(1.5)
Proceeds from the disposition of assets	2.8	3.8	6.1
Cost of acquisitions, net of cash acquired	—	—	(1.3)
Other	0.2	—	—
Net cash used by investing activities	(24.6)	(25.8)	(33.3)
Financing activities
Proceeds from long-term borrowings	300.0	—	530.0
Repayments of long-term debt	(370.1)	(121.1)	(679.5)
(Repayments) borrowings of notes payable, net	(0.8)	1.0	(0.7)
Payments for debt issuance costs	(1.7)	(0.3)	(4.3)
Repurchases of common stock	(60.0)	(19.4)	—
Payments related to tax withholding for share-based compensation	(5.9)	(2.5)	(1.0)
Proceeds from the exercise of stock options	0.7	0.3	—
Net cash used by financing activities	(137.8)	(142.0)	(155.5)
Effect of foreign exchange rate changes on cash and cash equivalents	(6.6)	(4.2)	(2.2)
Net increase (decrease) in cash and cash equivalents	2.2	(0.3)	3.5
Cash and cash equivalents
Beginning of the period	53.2	53.5	50.0
End of the period	$55.4	$53.2	$53.5
Cash paid during the year for:
Interest	$41.0	$45.1	$52.0
Income taxes	$16.9	$28.9	$31.1

See notes to consolidated financial statements.

ACCO Brands Corporation and Subsidiaries
Consolidated Statements of Stockholders’ Equity

(in millions of dollars)	Common Stock	Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Accumulated Deficit	Total
Balance at December 31, 2012	$1.1	$2,018.5	$(156.1)	$(2.5)	$(1,221.8)	$639.2
Net income	—	—	—	—	77.1	77.1
Income on derivative financial instruments, net of tax	—	—	0.2	—	—	0.2
Translation impact	—	—	(61.6)	—	—	(61.6)
Pension and post-retirement adjustment, net of tax	—	—	31.9	—	—	31.9
Stock-based compensation	—	16.4	—	—	—	16.4
Common stock issued, net of shares withheld for employee taxes	—	—	—	(1.0)	—	(1.0)
Other	—	0.1	—	—	—	0.1
Balance at December 31, 2013	1.1	2,035.0	(185.6)	(3.5)	(1,144.7)	702.3
Net income	—	—	—	—	91.6	91.6
Income on derivative financial instruments, net of tax	—	—	2.4	—	—	2.4
Translation impact	—	—	(76.4)	—	—	(76.4)
Pension and post-retirement adjustment, net of tax	—	—	(33.0)	—	—	(33.0)
Common stock repurchases	—	(19.4)	—	—	—	(19.4)
Stock-based compensation	—	15.7	—	—	—	15.7
Common stock issued, net of shares withheld for employee taxes	—	0.3	—	(2.5)	—	(2.2)
Other	—	(0.1)	—	0.1	—	—
Balance at December 31, 2014	1.1	2,031.5	(292.6)	(5.9)	(1,053.1)	681.0
Net income	—	—	—	—	85.9	85.9
Loss on derivative financial instruments, net of tax	—	—	(1.9)	—	—	(1.9)
Translation impact	—	—	(136.7)	—	—	(136.7)
Pension and post-retirement adjustment, net of tax	—	—	2.0	—	—	2.0
Common stock repurchases	(0.1)	(59.9)	—	—	—	(60.0)
Stock-based compensation	—	16.0	—	—	—	16.0
Common stock issued, net of shares withheld for employee taxes	—	0.7	—	(5.9)	—	(5.2)
Other	0.1	—	—	—	—	0.1
Balance at December 31, 2015	$1.1	$1,988.3	$(429.2)	$(11.8)	$(967.2)	$581.2
Shares of Capital Stock

	Common Stock	Treasury Stock	Net Shares
Shares at December 31, 2012	113,403,824	260,480	113,143,344
Common stock issued, net of shares withheld for employee taxes	652,592	132,080	520,512
Shares at December 31, 2013	114,056,416	392,560	113,663,856
Common stock issued, net of shares withheld for employee taxes	1,369,740	366,664	1,003,076
Common stock repurchases	(2,755,642)	—	(2,755,642)
Shares at December 31, 2014	112,670,514	759,224	111,911,290
Common stock issued, net of shares withheld for employee taxes	2,149,165	729,824	1,419,341
Common stock repurchases	(7,690,628)	—	(7,690,628)
Shares at December 31, 2015	107,129,051	1,489,048	105,640,003

See notes to consolidated financial statements.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements

1. Basis of Presentation

As used in this Annual Report on Form 10-K for the fiscal year ended December 31, 2015, the terms "ACCO Brands," "ACCO," the "Company," "we," "us," and "our" refer to ACCO Brands Corporation, a Delaware corporation incorporated in 2005, and its consolidated domestic and international subsidiaries.

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

On May 1, 2012, we completed the merger (the "Merger") of the Mead Consumer and Office Products Business ("Mead C&OP") with a wholly-owned subsidiary of the Company.

2. Significant Accounting Policies

Nature of Business

ACCO Brands is primarily involved in the manufacturing, marketing and distribution of office product, school products and accessories for laptop and desktop computers and tablets. We sell primarily to large resellers, and our subsidiaries operate principally in the United States, Northern Europe, Brazil, Canada, Australia and Mexico.

The majority of our office products, such as stapling, binding and laminating equipment and related consumable supplies, shredders and whiteboards, are used by businesses. Most of these end-users purchase their products from our customers, which include traditional office supply resellers, wholesalers and other retailers, including on-line retailers. We also supply some of our products directly to large commercial and industrial end-users, and provide business machine maintenance and certain repair services. Additionally, we also supply private label products within the office products sector.

Our school products include notebooks, folders, decorative calendars and stationery products. We distribute our school products primarily through mass merchandisers, and other retailers, such as grocery, drug and office superstores as well as on-line retailers. We also supply private label products within the school products sector.

Our calendar products are sold through all the same channels where we sell office or school products, as well as directly to consumers both on-line and through direct mail.

Our Computer Products Group designs, sources, distributes, markets and sells accessories for laptop and desktop computers and tablets. These accessories primarily include security products, input devices such as presenters, mice and trackballs, ergonomic aids such as foot and wrist rests, docking stations, and other PC and tablet accessories.

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

Property, plant and equipment	Useful Life
Buildings	40 to 50 years
Leasehold improvements	Lesser of lease term or the life of the asset
Machinery, equipment and furniture	3 to 10 years
Computer software	5 to 10 years

We capitalize interest for major capital projects. Capitalized interest is added to the cost of the underlying assets and is depreciated over the useful lives of those assets. We capitalized interest of $1.3 million, $0.9 million and $0.4 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

We review indefinite-lived intangibles for impairment at least annually, normally in the second quarter, and whenever market or business events indicate there may be a potential adverse impact on a particular intangible. The review may be on a qualitative or quantitative basis as allowed by GAAP. We consider the implications of both external factors (e.g., market growth, pricing, competition, and technology) and internal factors (e.g., product costs, margins, support expenses, and capital investment) and their potential impact on cash flows for each business in both the near and long term, as well as their impact on any identifiable intangible asset associated with the business. Based on recent business results, consideration of significant external and internal factors, and the resulting business projections, indefinite-lived intangible assets are reviewed to determine whether they are likely to remain indefinite-lived, or whether a finite life is more appropriate. In addition, based on events in the period and future expectations, management considers whether the potential for impairment exists. Finite lived intangibles are amortized over 10, 15, 23 or 30 years.

We performed our annual assessment in the second quarter of 2015, on a qualitative basis and concluded that no impairment existed. In the fourth quarter of 2015 we performed a quantitative test (Step 1), as we identified a trigger event related to our trade name primarily used in Brazil. While we concluded that no impairment existed, the trade name's fair value has been significantly reduced. Key financial assumptions utilized to determine the fair value of our trade name primarily used in Brazil included a long-term growth rate of 6.5% and a 14.5% discount rate. The fair values of certain other indefinite-lived trade names are also not substantially above their carrying values. As of December 31, 2015 the aggregate carrying value of indefinite-lived trade names not substantially above their fair values was $176.6 million.

Goodwill

Goodwill has been recorded on our balance sheet and represents the excess of the cost of the acquisitions when compared to the fair value of the net assets acquired. The authoritative guidance on goodwill and other intangible assets requires that goodwill be tested for impairment at a reporting unit level. We have determined that our reporting units are the ACCO Brands North America, ACCO Brands International and Computer Products Group segments.

We test goodwill for impairment at least annually and whenever events or circumstances make it more likely than not that an impairment may have occurred. As permitted by GAAP we may perform a qualitative assessment to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test included in GAAP. Entities are not required to calculate the fair value of a reporting unit unless they determine that it is more likely than not that the fair value is less than the carrying amount. We performed our annual assessment in the second quarter of 2015, on a qualitative basis, and concluded that it was not more likely than not that the fair value is less than the carrying amount.

If the qualitative assessment determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, or if it is determined that a qualitative assessment is not appropriate, we move onto the two-step goodwill impairment test where we calculate the fair value of the reporting units. When applying a fair-value-based test the fair value of a reporting unit is compared to its carrying value. If the fair value of a reporting unit exceeds the carrying value of the net assets assigned to a reporting unit, goodwill is considered not impaired and no further testing is required. If the carrying value of the net assets assigned to a reporting unit exceeds the fair value of a reporting unit, the second step of the impairment test is performed in order to determine the implied fair value of a reporting unit’s goodwill. Determining the implied fair value of goodwill requires valuation of a reporting unit’s tangible and intangible assets and liabilities in a manner similar to the allocation of purchase price in a business combination. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, goodwill is deemed impaired and is written down to the extent of the difference.

Given the current economic environment and the uncertainties regarding their impact on our business, there can be no assurance that our estimates and assumptions made for purposes of our qualitative impairment testing during 2015 will prove to be accurate predictions of the future. If our assumptions regarding forecasted revenue or margin growth rates of certain reporting

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

units are not achieved, we may be required to record impairment charges in future periods, whether in connection with our next annual impairment testing in the second quarter of fiscal year 2016 or prior to that, if a triggering event is identified outside of the quarter from when the annual impairment test is performed. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

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

Advertising Costs

Advertising costs amounted to $120.9 million, $130.8 million and $131.0 million for the years ended December 31, 2015, 2014 and 2013, respectively. These costs primarily include, but are not limited to, cooperative advertising and promotional allowances as described in "Customer Program Costs" below, and are principally expensed as incurred.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Customer Program Costs

Customer program costs include, but are not limited to, sales rebates, which are generally tied to achievement of certain sales volume levels, in-store promotional allowances, shared media and customer catalog allowances and other cooperative advertising arrangements, and freight allowance programs. We generally recognize customer program costs as a deduction to gross sales at the time that the associated revenue is recognized. Certain customer incentives that do not directly relate to future revenues are expensed when initiated.

In addition, accrued customer program liabilities principally include, but are not limited to, sales volume rebates, promotional allowances, shared media and customer catalog allowances and other cooperative advertising arrangements and freight allowances as discussed above.

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

Research and Development

Research and development expenses, which amounted to $20.0 million, $20.2 million and $22.5 million for the years ended December 31, 2015, 2014 and 2013, respectively, are classified as SG&A expenses and are charged to expense as incurred.

Stock-Based Compensation

Our primary types of share-based compensation consist of stock options, restricted stock unit awards and performance stock unit awards. Stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period. Where awards are made with non-substantive vesting periods (for example, where a portion of the award vests upon retirement eligibility), we estimate and recognize expense based on the period from the grant date to the date on which the employee is retirement eligible.

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

Derivative Financial Instruments

We recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. If the derivative is designated as a fair value hedge and is effective, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings in the same period. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income (loss) and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Certain forecasted transactions, assets and liabilities are exposed to foreign currency risk. We continually monitor our foreign currency exposures in order to maximize the overall effectiveness of our foreign currency hedge positions. Principal currencies hedged include the U.S. dollar, Euro, Australian dollar, Canadian dollar, British pound and Japanese yen.

Recent Accounting Standards Updates

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). ASU 2014-09 provides companies with a single model for use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize revenue when control of the goods or services transfers to the customer, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers ("ASU 2015-14") deferring by one year the effective date of ASU 2014-09 until reporting periods beginning after December 15, 2017, with early adoption permitted for annual reporting periods beginning on or after December 15, 2016, and interim periods within those annual periods. The Company is currently in the process of evaluating the impact of adoption of ASU 2014-09 on its consolidated financial statements and has not yet selected a transition method.

In July 2015, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2015-11, Simplifying the Measurement of Inventory ("ASU 2015-11"). ASU 2015-11 applies to inventory that is measured using first-in, first-out (FIFO) or average cost. An entity should measure inventory within the scope of ASU 2015-11 at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The amendments in ASU 2015-11 more closely align the measurement of inventory in U.S. GAAP with the measurement of inventory in International Financial Reporting Standards (IFRS). ASU 2015-11 is effective for fiscal years beginning after December 15, 2016. The Company is in the process of evaluating the impact of adoption of ASU 2015-11 on its consolidated financial statements.

Recently Adopted Accounting Standards

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"). The amendments in ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for annual reporting periods beginning after December 15, 2015; early adoption is permitted. In August 2015, the FASB issued Accounting Standards Update No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements ("ASU 2015-15"). ASU 2015-15 provides guidance for debt issuance costs related to line-of-credit arrangements; the SEC staff stated that they would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement.

The company has adopted ASU 2015-03 and ASU 2015-15 in the fourth quarter of 2015 and has retrospectively adjusted its prior period balance sheet. For the year ended December 31, 2014 we have reclassified $11.3 million from "Other non-current assets" to "Long-term debt, net" related the debt issuance costs for our U.S. Dollar Senior Secured Term Loan A, due April 2020 and our Senior Unsecured Notes, due April 2020. See "Note 3. Long-term Debt and Short-term Borrowings."

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Balance Sheet Classification of Deferred Taxes ("ASU 2015-17"). The amendments in ASU 2015-17 require all deferred tax assets and liabilities, and any related valuation allowance, to be classified as non-current on the balance sheet. The classification change for all deferred taxes as non-current simplifies entities’ processes as it eliminates the need to separately identify the net current and net non-current deferred tax asset or liability in each jurisdiction and allocate valuation allowances. The Company has elected to prospectively adopt the accounting standard in the beginning of our fourth quarter of 2015. Prior periods in our Consolidated Financial Statements were not retrospectively adjusted.

Other than the items mentioned above, there are no other recently issued accounting standards that are expected to have a material effect on the Company’s financial condition, results of operations or cash flow.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

3. Long-term Debt and Short-term Borrowings

Notes payable and long-term debt, listed in order of their security interests, consisted of the following as of December 31, 2015 and 2014:

(in millions of dollars)	2015	2014
U.S. Dollar Senior Secured Term Loan A, due April 2020 (floating interest rate of 1.88% at December 31, 2015)	$229.0	$—
U.S. Dollar Senior Secured Term Loan A, due May 2018 (floating interest rate of 2.24% at December 31, 2014)	—	299.0
Senior Unsecured Notes, due April 2020 (fixed interest rate of 6.75%)	500.0	500.0
Other borrowings	—	1.6
Total debt	729.0	800.6
Less:
Current portion	—	1.6
Debt issuance costs, unamortized(1)	8.5	11.3
Long-term debt, net	$720.5	$787.7
(1) The company has adopted ASU 2015-03 in the fourth quarter of 2015, see "Note 2. Significant Accounting Policies" for details.

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

The Restated Credit Agreement provides for a $600.0 million five-year senior secured credit facility, which consists of a $300.0 million revolving credit facility (the "Restated Revolving Facility") and a $300.0 million term loan. Specifically, in connection with the Restated Credit Agreement, the Company:

•
replaced the Company’s then existing U.S.-dollar denominated Senior Secured Term A Loan, due May 2018, under the 2013 Credit Agreement (the "Existing Term A Loan"), which had an aggregate principal amount of $299.0 million outstanding immediately prior to the Effective Date, with a new U.S.-dollar denominated Senior Secured Term A Loan, with a maturity date as specified below, in an aggregate original principal amount of $300.0 million (the "Restated Term A Loan"); and

•	replaced the $250.0 million revolving credit facility under the 2013 Credit Agreement with the Restated Revolving Facility.

Borrowings under the Restated Term A Loan were used to continue the entire outstanding principal amount of the Existing Term A Loan and pay fees associated with the Restated Credit Agreement. The Restated Revolving Facility is expected to be available for working capital and general corporate purposes. Undrawn amounts under the Restated Revolving Facility will be subject to a commitment fee rate of 0.25% to 0.40% per annum, depending on the Company’s Consolidated Leverage Ratio (as defined in the Restated Credit Agreement). As of December 31, 2015, the commitment fee rate was 0.30%.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

As of December 31, 2015, there were no borrowings under the Restated Revolving Facility. The amount available for borrowings was $291.1 million (allowing for $8.9 million of letters of credit outstanding on that date).

Maturity and amortization

Borrowings under the Restated Revolving Facility and the Restated Term Loan A will mature on the earlier of (i) April 28, 2020 and (ii) the date that is 180 days prior to the maturity of the Company's Senior Unsecured Notes, due April 30, 2020 (the "Senior Unsecured Notes"), unless such notes are earlier refinanced. Amounts under the Restated Revolving Facility will be non-amortizing. Beginning September 30, 2015, the outstanding principal amount under the Restated Term Loan A was payable in quarterly installments in an amount representing, on an annual basis, 5.0% of the initial aggregate principal amount of such loan and increasing to 12.5% by September 30, 2018.

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

As of December 31, 2015, all of the amounts outstanding under the Restated Term Loan A bore interest at a Eurodollar rate plus the applicable rate of 1.50% and the amounts drawn under the Restated Revolving Facility bore interest at either a Eurodollar rate plus 1.50% or a Base Rate plus the applicable rate of 0.50%.

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

Permitted acquisitions

The Restated Credit Agreement increases the aggregate amount of Investments (as defined in the Restated Credit Agreement) allowed to be made by the Company and other Loan Parties (as defined in the Restated Credit Agreement) in subsidiaries used to consummate permitted acquisitions by such subsidiaries to the greater of $500.0 million or 15.0% of Consolidated Total Assets (as defined in the Restated Credit Agreement).

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Dividends and share repurchases.

Under the Restated Credit Agreement, the Company may pay dividends and/or repurchase shares in an aggregate amount equal to the sum of:

(i)	the greater of (a) $25.0 million and (b) 1.0% of the Company’s Consolidated Total Assets, plus

(ii)
an aggregate amount not to exceed $60.0 million in any fiscal year; provided the Company’s Consolidated Leverage Ratio after giving pro forma effect to the restricted payment is greater than 2.50:1.00 and less than or equal to 3.75:1.00, plus

(iii)	an additional amount so long as the Consolidated Leverage Ratio after giving pro forma effect to the restricted payment is less than or equal to2.50:1.00, plus

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

Under the Restated Credit Agreement, the Company is required to meet certain financial tests, including a maximum Consolidated Leverage Ratio as determined by reference to the following ratio:

Period	Maximum Consolidated Leverage Ratio(1)
July 1, 2015 and thereafter	3.75:1.00

(1)
The Consolidated Leverage Ratio is computed by dividing the Company's net funded indebtedness by the cumulative four-quarter-trailing EBITDA, which excludes transaction costs, restructuring and other charges up to certain limits as well as other adjustments defined in the Restated Credit Agreement.

Following the consummation of a Material Acquisition (as defined in the Restated Credit Agreement), and as of the end of the fiscal quarter in which such Material Acquisition occurs and as of the end of the three fiscal quarters thereafter, the level above will increase by 0.50:1.00, provided that no more than one such increase can be in effect at any time.

The Restated Credit Agreement also requires the Company to maintain a Consolidated Fixed Charge Coverage Ratio as of the end of any fiscal quarter at or above 1.25 to 1.00.

Compliance with Loan Covenants

As of and for the year ended December 31, 2015, we were in compliance with all applicable loan covenants.

Guarantees and Security

Generally, obligations under the Restated Credit Agreement are guaranteed, by certain of the Company's existing and future subsidiaries, and are secured by substantially all of the Company's and certain guarantor subsidiaries' assets, subject to certain exclusions and limitations.

The Senior Unsecured Notes are irrevocably and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by each of our existing and future domestic subsidiaries other than certain excluded subsidiaries. The Senior Unsecured Notes and the related guarantees will rank equally in right of payment with all of the existing and future senior debt of the Company and the guarantors, senior in right of payment to all of the existing and future subordinated debt of the Company, and the guarantors, and effectively subordinated to all of the existing and future secured indebtedness of the Company and the guarantors to the extent

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

of the value of the assets securing such indebtedness. The Senior Unsecured Notes and the guarantees are and will be structurally subordinated to all existing and future liabilities, including trade payables, of each of the Company's subsidiaries that do not guarantee the notes.

Incremental facilities

The Restated Credit Agreement permits the Company to seek increases in the size of the Restated Revolving Facility and the Restated Term A Loan prior to maturity by up to $500.0 million, in the aggregate, subject to certain conditions and lender commitment.

4. Pension and Other Retiree Benefits

We have a number of pension plans, principally in the U.K. and the U.S. The plans provide for payment of retirement benefits, primarily commencing between the ages of 60 and 65, and also for payment of certain disability and severance benefits. After meeting certain qualifications, an employee acquires a vested right to future benefits. The benefits payable under the plans are generally determined based on an employee’s length of service and earnings. Several of these plans have been frozen and are no longer accruing additional service benefits. Cash contributions to the plans are made as necessary to ensure legal funding requirements are satisfied.

On January 20, 2009, the Company’s Board of Directors approved plan amendments to temporarily freeze our ACCO Brands Corporation Pension Plan for Salaried and Certain Hourly Paid Employees in the U.S. (the "U.S. Salaried Plan") effective March 7, 2009. During the fourth quarter of 2014, the U.S. Salaried Plan became permanently frozen and, as of December 31, 2014, we have permanently frozen a portion of our U.S. pension plan for certain bargained hourly employees.

On September 30, 2012, our U.K. pension plan was frozen and as of December 31, 2013, we have permanently frozen two of our Canadian pension plans.

We also provide post-retirement health care and life insurance benefits to certain employee and retirees in the U.S., U.K. and Canada. All but one of these benefit plans have been frozen to new participants. Many employees and retirees outside of the U.S. are covered by government health care programs.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The following table sets forth our defined benefit pension and post-retirement plans funded status and the amounts recognized in our Consolidated Balance Sheets:

	Pension				Post-retirement
	U.S.		International
(in millions of dollars)	2015	2014	2015	2014	2015	2014
Change in projected benefit obligation (PBO)
Projected benefit obligation at beginning of year	$212.9	$177.4	$391.8	$371.4	$12.2	$13.3
Service cost	1.6	2.1	0.9	0.8	0.1	0.2
Interest cost	8.7	8.6	12.9	15.7	0.4	0.5
Actuarial (gain) loss	(14.4)	34.2	(19.0)	48.3	(3.4)	(0.3)
Participants’ contributions	—	—	0.2	0.2	0.1	0.1
Benefits paid	(10.1)	(9.4)	(15.9)	(16.6)	(0.5)	(0.8)
Plan amendments	—	—	—	(0.2)	(0.2)	(0.4)
Foreign exchange rate changes	—	—	(23.8)	(27.8)	(0.6)	(0.4)
Projected benefit obligation at end of year	198.7	212.9	347.1	391.8	8.1	12.2
Change in plan assets
Fair value of plan assets at beginning of year	163.9	156.3	351.2	342.8	—	—
Actual return on plan assets	(9.3)	10.8	(0.8)	43.8	—	—
Employer contributions	1.3	6.2	5.4	5.5	0.4	0.7
Participants’ contributions	—	—	0.2	0.2	0.1	0.1
Benefits paid	(10.1)	(9.4)	(15.9)	(16.6)	(0.5)	(0.8)
Foreign exchange rate changes	—	—	(21.2)	(24.5)	—	—
Fair value of plan assets at end of year	145.8	163.9	318.9	351.2	—	—
Funded status (Fair value of plan assets less PBO)	$(52.9)	$(49.0)	$(28.2)	$(40.6)	$(8.1)	$(12.2)
Amounts recognized in the Consolidated Balance Sheets consist of:
Other non-current assets	$—	$—	$0.9	$—	$—	$—
Other current liabilities	—	—	0.4	0.5	0.6	0.8
Pension and post-retirement benefit obligations(1)	52.9	49.0	28.7	40.1	7.5	11.4
Components of accumulated other comprehensive income, net of tax:
Unrecognized actuarial loss (gain)	55.1	51.9	75.0	78.1	(4.2)	(1.1)
Unrecognized prior service (credit) cost	2.0	2.4	(0.3)	(0.4)	(0.2)	(1.5)

(1)	Pension and post-retirement obligations of $89.1 million as of December 31, 2015, decreased from $100.5 million as of December 31, 2014, primarily due to cash contributions.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Of the amounts included within accumulated other comprehensive income (loss), we expect to recognize the following pre-tax amounts as components of net periodic benefit cost (income) for the year ended December 31, 2016:

	Pension		Post-retirement
(in millions of dollars)	U.S.	International
Actuarial loss (gain)	$1.8	$2.4	$(0.4)
Prior service cost	0.4	—	—
	$2.2	$2.4	$(0.4)

All of our plans have projected benefit obligations in excess of plan assets, except for our Irish plan.

The accumulated benefit obligation for all pension plans was $533.6 million and $590.0 million at December 31, 2015 and 2014, respectively.

The following table sets out information for pension plans with an accumulated benefit obligation in excess of plan assets:

	U.S.		International
(in millions of dollars)	2015	2014	2015	2014
Projected benefit obligation	$198.7	$212.9	$334.1	$371.0
Accumulated benefit obligation	196.1	209.1	324.7	360.9
Fair value of plan assets	145.8	163.9	305.0	331.1

The components of net periodic benefit (income) cost for pension and post-retirement plans for the years ended December 31, 2015, 2014, and 2013, respectively, were as follows:

	Pension						Post-retirement
	U.S.			International
(in millions of dollars)	2015	2014	2013	2015	2014	2013	2015	2014	2013
Service cost	$1.6	$2.1	$2.0	$0.9	$0.8	$1.6	$0.1	$0.2	$0.2
Interest cost	8.7	8.6	7.9	12.9	15.7	14.7	0.4	0.5	0.6
Expected return on plan assets	(12.2)	(12.0)	(10.4)	(21.9)	(22.8)	(20.6)	—	—	—
Amortization of net loss (gain)	2.1	5.1	9.6	2.4	1.9	2.4	(0.4)	(1.1)	(0.6)
Amortization of prior service cost (credit)	0.4	0.4	0.1	—	—	—	(0.3)	—	—
Curtailment gain	—	—	—	—	—	(1.0)	—	—	—
Settlement gain	—	—	—	—	—	—	(0.5)	(0.1)	—
Net periodic benefit (income) cost	$0.6	$4.2	$9.2	$(5.7)	$(4.4)	$(2.9)	$(0.7)	$(0.5)	$0.2

Effective from January 1, 2015 we changed the amortization of our net actuarial loss included in accumulated other comprehensive income (loss) for the U.S. Salaried Plan from the average remaining service period of active employees expected to receive benefits under the plan to the average remaining life expectancy of all participants. This change was the result of the Company's decision to permanently freeze the benefits under the plan. In 2013, we recognized a curtailment gain of $1.0 million related to permanently freezing two of our Canadian pension plans.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Other changes in plan assets and benefit obligations that were recognized in other comprehensive income (loss) during the years ended December 31, 2015, 2014, and 2013 were as follows:

	Pension						Post-retirement
	U.S.			International
(in millions of dollars)	2015	2014	2013	2015	2014	2013	2015	2014	2013
Current year actuarial loss (gain)	$7.1	$35.4	$(30.2)	$3.8	$27.3	$(10.0)	$(3.4)	$(0.3)	$(2.8)
Amortization of actuarial (loss) gain	(2.1)	(5.1)	(9.6)	(2.4)	(1.9)	(2.4)	0.9	1.1	0.6
Current year prior service (credit) cost	—	—	3.7	—	(0.2)	—	(0.2)	(0.3)	—
Amortization of prior service (cost) credit	(0.4)	(0.4)	(0.1)	—	—	—	0.3	—	—
Foreign exchange rate changes	—	—	—	(5.6)	(6.8)	2.1	0.1	0.1	—
Total recognized in other comprehensive income (loss)	$4.6	$29.9	$(36.2)	$(4.2)	$18.4	$(10.3)	$(2.3)	$0.6	$(2.2)
Total recognized in net periodic benefit cost (credit) and other comprehensive income (loss)	$5.2	$34.1	$(27.0)	$(9.9)	$14.0	$(13.2)	$(3.0)	$0.1	$(2.0)

Assumptions
The weighted average assumptions used to determine benefit obligations for the years ended December 31, 2015, 2014, and 2013 were as follows:

	Pension						Post-retirement
	U.S.			International
	2015	2014	2013	2015	2014	2013	2015	2014	2013
Discount rate	4.6%	4.2%	5.0%	3.7%	3.4%	4.3%	3.9%	3.7%	4.4%
Rate of compensation increase	N/A	N/A	N/A	3.0%	3.3%	4.0%	N/A	N/A	N/A

The weighted average assumptions used to determine net periodic benefit cost (income) for the years ended December 31, 2015, 2014, and 2013 were as follows:

	Pension						Post-retirement
	U.S.			International
	2015	2014	2013	2015	2014	2013	2015	2014	2013
Discount rate	4.2%	5.0%	4.2%	3.4%	4.3%	4.3%	3.7%	4.4%	4.0%
Expected long-term rate of return	8.0%	8.2%	8.2%	6.5%	6.8%	6.8%	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	3.0%	3.3%	4.0%	N/A	N/A	N/A
The weighted average health care cost trend rates used to determine post-retirement benefit obligations and net periodic benefit cost (income) as of December 31, 2015, 2014, and 2013 were as follows:

	Post-retirement
	2015	2014	2013
Health care cost trend rate assumed for next year	7%	8%	8%
Rate that the cost trend rate is assumed to decline (the ultimate trend rate)	5%	5%	5%
Year that the rate reaches the ultimate trend rate	2024	2023	2020

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Assumed health care cost trend rates may have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage-	1-Percentage-
(in millions of dollars)	Point Increase	Point Decrease
Increase (decrease) on total of service and interest cost	$0.1	$(0.1)
Increase (decrease) on post-retirement benefit obligation	0.7	(0.6)
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

Our pension plan weighted average asset allocations as of December 31, 2015 and 2014 were as follows:

	2015		2014
	U.S.	International	U.S.	International
Asset category
Equity securities	61%	45%	62%	45%
Fixed income	31	39	31	38
Real estate	—	4	—	3
Other(1)	8	12	7	14
Total	100%	100%	100%	100%

(1)	Insurance contracts, multi-strategy hedge funds and cash and cash equivalents for certain of our plans.

U.S. Pension Plan Assets

The fair value measurements of our U.S. pension plan assets by asset category as of December 31, 2015 were as follows:

(in millions of dollars)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value as of December 31, 2015
Common stocks	$6.9	$—	$—	$6.9
Mutual funds	82.6	—	—	82.6
Common collective trust funds	—	2.1	—	2.1
Government debt securities	—	3.1	—	3.1
Corporate debt securities	—	19.0	—	19.0
Asset-backed securities	—	8.8	—	8.8
Multi-strategy hedge funds	—	9.2	—	9.2
Government mortgage-backed securities	—	7.3	—	7.3
Collateralized mortgage obligations, mortgage backed securities, and other	—	6.8	—	6.8
Total	$89.5	$56.3	$—	$145.8

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The fair value measurements of our U.S. pension plan assets by asset category as of December 31, 2014 were as follows:

(in millions of dollars)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value as of December 31, 2014
Common stocks	$8.3	$—	$—	$8.3
Mutual funds	93.2	—	—	93.2
Common collective trust funds	—	8.9	—	8.9
Government debt securities	—	2.2	—	2.2
Corporate debt securities	—	16.7	—	16.7
Asset-backed securities	—	9.8	—	9.8
Multi-strategy hedge funds	—	9.5	—	9.5
Government mortgage-backed securities	—	8.0	—	8.0
Collateralized mortgage obligations, mortgage backed securities, and other	—	7.3	—	7.3
Total	$101.5	$62.4	$—	$163.9

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

International Pension Plans Assets

The fair value measurements of our international pension plans assets by asset category as of December 31, 2015 were as follows:

(in millions of dollars)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value as of December 31, 2015
Cash and cash equivalents	$1.2	$—	$—	$1.2
Equity securities	142.6	—	—	142.6
Corporate debt securities	—	121.6	—	121.6
Multi-strategy hedge funds	—	23.7	—	23.7
Insurance contracts	—	15.3	—	15.3
Real estate	—	10.6	0.7	11.3
Government debt securities	—	3.2	—	3.2
Total	$143.8	$174.4	$0.7	$318.9

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The fair value measurements of our international pension plans assets by asset category as of December 31, 2014 were as follows:

(in millions of dollars)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value as of December 31, 2014
Cash and cash equivalents	$6.1	$—	$—	$6.1
Equity securities	156.7	—	—	156.7
Corporate debt securities	—	118.6	—	118.6
Multi-strategy hedge funds	—	25.1	—	25.1
Insurance contracts	—	18.4	—	18.4
Other debt securities	—	12.1	—	12.1
Real estate	—	9.7	0.9	10.6
Government debt securities	—	3.6	—	3.6
Total	$162.8	$187.5	$0.9	$351.2

Equity securities: The fair values of equity securities are determined by obtaining quoted prices on nationally recognized securities exchanges (level 1 inputs).

Debt securities: Fixed income securities, such as corporate and government bonds and other debt securities, consist of index-linked securities. These debt securities are valued using quotes from independent pricing vendors based on recent trading activity and other relevant information, including market interest rate curves, referenced credit spreads, and estimated prepayment rates, where applicable (level 2 inputs).

Real estate: Real estate, exclusive of the Canadian plan, consists of managed real estate investment trust securities (level 2 inputs). Real estate in the Canadian plans is appraised by a third party on an annual basis (level 3 inputs). There have been no substantial purchases or gains/losses in 2015 or 2014.

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

Cash Contributions

We contributed $7.1 million to our pension and post-retirement plans in 2015 and expect to contribute $6.5 million in 2016.

The following table presents estimated future benefit payments to participants for the next ten fiscal years:

	Pension	Post-retirement
(in millions of dollars)	Benefits	Benefits
2016	$24.5	$0.6
2017	$25.1	$0.6
2018	$26.0	$0.6
2019	$26.4	$0.6
2020	$27.2	$0.6
Years 2021 — 2025	$146.3	$2.6

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

We also sponsor a number of defined contribution plans. Contributions are determined under various formulas. Costs related to such plans amounted to $9.8 million, $8.6 million and $8.4 million for the years ended December 31, 2015, 2014, and 2013, respectively. The $1.2 million increase in defined contribution plan costs in 2015 compared to 2014 was due to an additional contribution for certain hourly employees who agreed to have their pension benefits frozen.

Multi-Employer Pension Plan

We are a participant in a multi-employer pension plan. The plan has reported significant underfunded liabilities and declared itself in critical status (red). As a result, the trustees of the plan adopted a rehabilitation plan (RP) in an effort to forestall insolvency. Our required contributions to this plan could increase due to the shrinking contribution base resulting from the insolvency of or withdrawal of other participating employers, from the inability or the failure of withdrawing participating employers to pay their withdrawal liability, from lower than expected returns on pension fund assets, and from other funding deficiencies. In the event that we withdraw from participation in the plan, we will be required to make withdrawal liability payments for a period of 20 years or longer in certain circumstances. The present value of our withdrawal liability payments would be recorded as an expense in our Consolidated Statements of Income and as a liability on our Consolidated Balance Sheets in the first year of our withdrawal. The most recent Pension Protection Act (PPA) zone status available in 2015 and 2014 is for the plan’s years ended December 31, 2014 and 2013, respectively. The zone status is based on information that we received from the plan and is certified by the plan’s actuary. Plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded. Details regarding the plan are outlined in the table below.

		Pension Protection Act Zone Status		FIP/RP Status Pending/Implemented	Contributions				Expiration Date of Collective-Bargaining Agreement
					Year Ended December 31,
Pension Fund	EIN/Pension Plan Number	2015	2014		2015	2014	2013	Surcharge Imposed
PACE Industry Union-Management Pension Fund	11-6166763 / 001	Red	Red	Implemented	$0.3	$0.4	$0.2	Yes	6/30/2017

5. Stock-Based Compensation

The ACCO Brands Corporation Incentive Plan provides for stock based awards in the form of stock options, stock-settled appreciation rights ("SSARs"), restricted stock units ("RSUs") and performance stock units ("PSUs"), any of which may be granted alone or with other types of awards and dividend equivalents. We have one share-based compensation plan under which a total of 13,118,430 shares may be issued under awards to key employees and non-employee directors.

The following table summarizes the impact of all stock-based compensation expense on our Consolidated Statements of Income for the years ended December 31, 2015, 2014 and 2013.

(in millions of dollars)	2015	2014	2013
Advertising, selling, general and administrative expense	$16.0	$15.7	$16.4
Income (loss) from continuing operations before income tax	(16.0)	(15.7)	(16.4)
Income tax expense (benefit)	(5.7)	(5.7)	(5.9)
Net income (loss)	$(10.3)	$(10.0)	$(10.5)

There was no capitalization of stock based compensation expense.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Stock-based compensation expense by award type for the years ended December 31, 2015, 2014 and 2013 was as follows:

(in millions of dollars)	2015	2014	2013
Stock option compensation expense	$3.9	$3.7	$3.0
RSU compensation expense	4.7	6.6	5.5
PSU compensation expense	7.4	5.4	7.9
Total stock-based compensation expense	$16.0	$15.7	$16.4

Stock Option and SSAR Awards

The exercise price of each stock option equals or exceeds the fair market price of our stock on the date of grant. Options can generally be exercised over a maximum term of up to seven years. Stock options outstanding as of December 31, 2015 generally vest ratably over three years. During 2015, 2014 and 2013, we granted only option awards. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model using the weighted average assumptions as outlined in the following table:

	Year Ended December 31,
	2015		2014		2013
Weighted average expected lives	4.5	years	4.5	years	4.5	years
Weighted average risk-free interest rate	1.47%		1.33%		0.75%
Weighted average expected volatility	46.5%		52.2%		55.3%
Expected dividend yield	0.0%		0.0%		0.0%
Weighted average grant date fair value	$3.00		$2.69		$3.43

Prior to 2012 we utilized historical volatility for a pool of peer companies for a period of time that is comparable to the expected life of the option to determine volatility assumptions for stock-based compensation. Beginning in 2012 volatility was calculated using a combination of peer companies and ACCO Brands' historic volatility. In 2013, volatility was calculated using a combination of peer companies (25%) and ACCO Brands' historic volatility (75%). From 2014 forward, volatility was calculated using ACCO Brands' historic volatility (100%). The weighted average expected option term reflects the application of the simplified method, which defines the life as the average of the contractual term of the option and the weighted average vesting period for all option tranches. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Forfeitures are estimated at the time of grant in order to calculate the amount of share-based payment awards ultimately expected to vest. The forfeiture rate is based on historical experience.

A summary of the changes in stock options/SSARs outstanding under our stock compensation plan during the year ended December 31, 2015 are presented below:

	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2014	4,973,386	$7.02
Granted	1,419,510	$7.52
Exercised	(456,341)	$2.01
Lapsed	(353,024)	$12.60
Outstanding at December 31, 2015	5,583,531	$7.20	4.4 years	$4.3	million
Options/SSARs vested or expected to vest	5,464,418	$7.20	4.3 years	$4.3	million
Exercisable shares at December 31, 2015	2,794,497	$7.37	3.2 years	$3.3	million

We received cash of $0.7 million and $0.3 million from the exercise of stock options for the years ended December 31, 2015 and 2014, respectively. The aggregate intrinsic value of options exercised during the year ended December 31, 2015 totaled $0.7 million. For the year ended December 31, 2014 the aggregate intrinsic value of options exercised was not significant. No options were exercised in the year ended December 31, 2013.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The aggregate intrinsic value of SSARs exercised during the years ended December 31, 2015, 2014 and 2013 totaled $2.0 million, $3.6 million and $0.7 million, respectively.

The fair value of options vested during the years ended December 31, 2015, 2014 and 2013 was $3.8 million, $3.2 million and $1.9 million, respectively. As of December 31, 2015, we had unrecognized compensation expense related to stock options of $4.6 million, which will be recognized over a weighted-average period of 1.5 years.

Stock Unit Awards

RSUs vest over a pre-determined period of time, generally three to four years from the date of grant. Stock-based compensation expense for the years ended December 31, 2015, 2014 and 2013 includes $0.8 million, $0.8 million and $0.9 million, respectively, of expense related to RSUs granted to non-employee directors, which became fully vested on the grant date. PSUs also vest over a pre-determined period of time, minimally three years, but are further subject to the achievement of certain business performance criteria in future periods. Based upon the level of achieved performance, the number of shares actually awarded can vary from 0% to 150% of the original grant.

There were 2,007,117 RSUs outstanding at December 31, 2015. All outstanding RSUs as of December 31, 2015 vest within three years of their date of grant. We generally recognize compensation expense for our RSU awards ratably over the service period. Also outstanding at December 31, 2015 were 3,197,735 PSUs. All outstanding PSUs as of December 31, 2015 vest at the end of their respective performance periods subject to percentage achieved of the performance targets associated with such awards. Upon vesting, all of the remaining PSU awards will be converted into the right to receive one share of common stock of the Company for each unit that vests. The cost of these awards is determined using the fair value of the shares on the date of grant, and compensation expense is generally recognized over the period during which the employee provides the requisite service to the Company. We generally recognize compensation expense for our PSU awards ratably over the performance period based on management’s judgment of the likelihood that performance measures will be attained.

A summary of the changes in the RSUs outstanding under our equity compensation plan during 2015 are presented below:

	Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2014	2,430,683	$8.02
Granted	668,619	$7.58
Vested and distributed	(1,004,964)	$9.62
Vested and distribution deferred	(26,585)	$8.14
Forfeited	(60,636)	$6.79
Outstanding at December 31, 2015	2,007,117	$7.11
Vested and deferred at December 31, 2015(1)	228,883	$7.93

(1)	Included in outstanding at December 31, 2015. Vested and distribution deferred RSUs are primarily related to deferred compensation for non-employee directors.

For the years ended December 31, 2014 and 2013 we granted 881,554 and 791,349 shares of RSUs, respectively. The weighted-average grant date fair value of our RSUs was $7.58, $6.12, and $7.14 for the years ended December 31, 2015, 2014 and 2013, respectively. The fair value of RSUs that vested during the years ended December 31, 2015, 2014 and 2013 was $10.3 million, $3.2 million and $1.0 million, respectively. As of December 31, 2015, we have unrecognized compensation expense related to RSUs of $4.3 million. The unrecognized compensation expense related to RSUs will be recognized over a weighted-average period of 1.7 years.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

A summary of the changes in the PSUs outstanding under our equity compensation plan during 2015 are presented below:

	Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2014	2,837,162	$7.05
Granted	1,017,702	$7.52
Vested	(697,172)	$7.75
Forfeited and cancelled	(45,143)	$6.63
Other - increase due to performance of PSU's	85,186	$7.81
Outstanding at December 31, 2015	3,197,735	$7.07

For the years ended December 31, 2014 and 2013 we granted 1,316,867 and 1,174,465 shares of PSUs, respectively. For the years ended December 31, 2015, 2014 and 2013 we paid out 697,172, 496,926 and 419,205 shares of PSUs, respectively. The weighted-average grant date fair value of our PSUs was $7.52, $6.14, and $7.59 for the years ended December 31, 2015, 2014 and 2013, respectively. The fair value of PSUs that vested during the years ended December 31, 2015, 2014 and 2013 was $5.4 million, $4.4 million and $3.0 million respectively. As of December 31, 2015, we have unrecognized compensation expense related to PSUs of $7.0 million. The unrecognized compensation expense related to PSUs will be recognized over a weighted-average period of 1.7 years.

We will satisfy the requirement for delivering the common shares for our stock-based plan by issuing new shares.

6. Inventories

Inventories are stated at the lower of cost or market value. The components of inventories were as follows:

	December 31,
(in millions of dollars)	2015	2014
Raw materials	$33.3	$36.7
Work in process	2.6	2.0
Finished goods	167.7	191.2
Total inventories	$203.6	$229.9

7. Property, Plant and Equipment, Net

The components of net property, plant and equipment were as follows:

	December 31,
(in millions of dollars)	2015	2014
Land and improvements	$17.6	$21.5
Buildings and improvements to leaseholds	120.0	129.0
Machinery and equipment	358.5	374.2
Construction in progress	30.0	23.0
	526.1	547.7
Less: accumulated depreciation	(317.0)	(312.2)
Property, plant and equipment, net(1)	$209.1	$235.5

(1)
Net property, plant and equipment as of December 31, 2015 and 2014 contained $40.7 million and $37.0 million of computer software assets, which are classified within machinery and equipment and construction in progress. Amortization of software costs was $6.1 million, $7.4 million and $6.7 million for the years ended December 31, 2015, 2014 and 2013, respectively.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

8. Goodwill and Identifiable Intangible Assets

Goodwill

Changes in the net carrying amount of goodwill by segment were as follows:

(in millions of dollars)	ACCO Brands North America	ACCO Brands International	Computer Products Group	Total

Balance at December 31, 2013	$393.1	$168.4	$6.8	$568.3
Translation	(5.5)	(17.9)	—	(23.4)
Balance at December 31, 2014	387.6	150.5	6.8	544.9
Translation	(10.1)	(37.9)	—	(48.0)
Balance at December 31, 2015	$377.5	$112.6	$6.8	$496.9
Goodwill	$508.4	$196.8	$6.8	$712.0
Accumulated impairment losses	(130.9)	(84.2)	—	(215.1)
Balance at December 31, 2015	$377.5	$112.6	$6.8	$496.9

The authoritative guidance on goodwill and other intangible assets requires that goodwill be tested for impairment at a reporting unit level. We have determined that our reporting units are the ACCO Brands North America, ACCO Brands International and Computer Products Group segments. We test goodwill for impairment at least annually and on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. The Company performed this annual assessment, on a qualitative basis, as allowed by GAAP, in the second quarter of 2015 and concluded that no impairment existed.

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

Identifiable Intangibles

We test indefinite-lived intangibles for impairment at least annually and on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. We performed this annual assessment in the second quarter of 2015 and concluded that no impairment exists. In the fourth quarter of 2015 we performed a quantitative test (Step 1), as we identified a trigger event related to our trade name primarily used in Brazil. While we concluded that no impairment existed, the trade name's fair value has been significantly reduced. Key financial assumptions utilized to determine the fair value of our trade name primarily used in Brazil included a long-term growth rate of 6.5% and a 14.5% discount rate. The fair values of certain other indefinite-lived trade names are also not substantially above their carrying values. As of December 31, 2015 the aggregate carrying value of indefinite-lived trade names not substantially above their fair values was $176.6 million.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The gross carrying value and accumulated amortization by class of identifiable intangible assets as of December 31, 2015 and 2014 were as follows:

	December 31, 2015				December 31, 2014
(in millions of dollars)	Gross Carrying Amounts	Accumulated Amortization		Net Book Value	Gross Carrying Amounts	Accumulated Amortization		Net Book Value
Indefinite-lived intangible assets:
Trade names	$471.8	$(44.5)	(1)	$427.3	$499.4	$(44.5)	(1)	$454.9
Amortizable intangible assets:
Trade names	122.6	(61.7)		60.9	127.7	(55.5)		72.2
Customer and contractual relationships	94.9	(63.1)		31.8	100.4	(57.2)		43.2
Patents/proprietary technology	0.9	—		0.9	10.2	(9.1)		1.1
Subtotal	218.4	(124.8)		93.6	238.3	(121.8)		116.5
Total identifiable intangibles	$690.2	$(169.3)		$520.9	$737.7	$(166.3)		$571.4

(1)	Accumulated amortization prior to the adoption of authoritative guidance on goodwill and other intangible assets, at which time further amortization ceased.

The Company’s intangible amortization was $19.6 million, $22.2 million and $24.7 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Estimated amortization expense for amortizable intangible assets for the next five years is as follows:

(in millions of dollars)	2016	2017	2018	2019	2020
Estimated amortization expense	$17.5	$14.3	$12.1	$9.9	$7.8

Actual amounts of amortization expense may differ from estimated amounts due to changes in foreign currency exchange rates, additional intangible asset acquisitions, impairment of intangible assets, accelerated amortization of intangible assets and other events.

9. Restructuring

During 2014 and in years prior, we initiated restructuring actions which further enhanced our ongoing efforts to centralize, control and streamline our global and regional operational, supply chain and administrative functions, primarily associated with our North American school, office and Computer Products Group workforce.

For the years ended December 31, 2015, 2014 and 2013, we recorded restructuring charges (credits) of $(0.4) million, $5.5 million and $30.1 million, respectively. The most significant charges were recorded in 2013 in association with post-merger integration activities of our North American operations following our acquisition of Mead C&OP in 2012, changes to our European business model and manufacturing footprint and the closure of our Brampton, Canada distribution and manufacturing facility.

A summary of the activity in the restructuring accounts and a reconciliation of the liability for the year ended December 31, 2015 was as follows:

(in millions of dollars)	Balance at December 31, 2014	(Income)/ Provision	Cash Expenditures	Non-cash Items/ Currency Change	Balance at December 31, 2015
Employee termination costs	$7.8	$(0.6)	$(6.1)	$(0.3)	$0.8
Termination of lease agreements	0.6	0.2	(0.6)	—	0.2
Total restructuring liability	$8.4	$(0.4)	$(6.7)	$(0.3)	$1.0

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Management expects the $0.8 million employee termination costs balance to be substantially paid within the next three months. Cash payments associated with lease termination costs of $0.2 million are also expected to be paid within the next three months.

The Company's manufacturing facility located in the Czech Republic was sold during the second quarter of 2015 and generated net cash proceeds of $1.0 million. An immaterial gain was recognized on the sale and the cash proceeds are excluded from the table above.

A summary of the activity in the restructuring accounts and a reconciliation of the liability for the year ended December 31, 2014 was as follows:

(in millions of dollars)	Balance at December 31, 2013	Provision	Cash Expenditures	Non-cash Items/ Currency Change	Balance at December 31, 2014
Employee termination costs	$19.1	4.3	(15.3)	(0.3)	$7.8
Termination of lease agreements	1.4	0.5	(1.5)	0.2	0.6
Asset impairments/net loss on disposal of assets resulting from restructuring activities	—	0.6	—	(0.6)	—
Other	—	0.1	(0.1)	—	—
Total restructuring liability	$20.5	$5.5	$(16.9)	$(0.7)	$8.4

The Company's East Texas, Pennsylvania manufacturing and distribution facility was sold during 2014 and generated net cash proceeds of $3.2 million. An immaterial loss was recognized on the sale and the cash proceeds are excluded from the table above.

A summary of the activity in the restructuring accounts and a reconciliation of the liability for the year ended December 31, 2013 was as follows:

(in millions of dollars)	Balance at December 31, 2012	Provision	Cash Expenditures	Non-cash Items/ Currency Change	Balance at December 31, 2013
Employee termination costs	15.2	26.4	(22.5)	—	$19.1
Termination of lease agreements	0.2	1.9	(0.7)	—	1.4
Asset impairments/net loss on disposal of assets resulting from restructuring activities	—	1.2	0.5	(1.7)	—
Other	—	0.6	(0.6)	—	—
Total restructuring liability	$15.4	$30.1	$(23.3)	$(1.7)	$20.5

Not included in the restructuring table above is a $2.5 million net gain on the sale of the Company's Ireland distribution facility. The sale generated net cash proceeds of $3.8 million. The gain on sale was recognized in the Consolidated Statements of Income in SG&A.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

10. Income Taxes

The components of income from continuing operations before income tax were as follows:

(in millions of dollars)	2015	2014	2013
Domestic operations	$60.9	$43.5	$1.8
Foreign operations	70.5	93.5	89.9
Total	$131.4	$137.0	$91.7

The reconciliation of income taxes computed at the U.S. federal statutory income tax rate of 35% to our effective income tax rate for continuing operations was as follows:

(in millions of dollars)	2015	2014	2013
Income tax at U.S. statutory rate of 35%	$46.0	$47.9	$32.1
State, local and other tax, net of federal benefit	2.1	2.1	(1.4)
U.S. effect of foreign dividends and earnings	3.9	7.4	7.5
Unrealized foreign currency benefit on intercompany debt	(0.7)	(3.0)	(3.5)
Foreign income taxed at a lower effective rate	(5.6)	(8.6)	(6.4)
Interest on Brazilian Tax Assessment	2.7	3.2	1.8
Expiration of tax credits	1.0	11.7	—
Decrease in valuation allowance	(1.3)	(11.5)	(11.6)
Correction of deferred tax error	—	—	(3.1)
Other	(2.6)	(3.8)	(1.0)
Income taxes as reported	$45.5	$45.4	$14.4
Effective tax rate	34.6%	33.1%	15.7%

For 2015, we recorded an income tax expense from continuing operations of $45.5 million on income before taxes of $131.4 million. The effective rate for 2015 of 34.6% approximated the U.S. statutory tax rate of 35%.

For 2014, we recorded an income tax expense from continuing operations of $45.4 million on income before taxes of $137.0 million. The low effective rate for 2014 of 33.1% was less than the U.S. statutory income tax rate primarily due to earnings from foreign jurisdictions, which are taxed at a lower rate. In 2014, the Foreign Tax Credit Carryover from 2005 in the amount of $11.7 million expired; the valuation allowance on the carryover was also removed. These items netted together and did not affect income tax expense.

For 2013, we recorded an income tax expense from continuing operations of $14.4 million on income before taxes of $91.7 million. Included in the results for 2013 is an out-of-period adjustment of $3.1 million made to correct an error related to the estimate of the tax benefit for certain equity compensation grants exercised during 2012. The Company determined that the impact of the error was not significant to the current or prior period, and accordingly, a restatement of the prior period tax expense was not deemed to be necessary. The low effective rate for 2013 of 15.7% was primarily due to the net tax benefit from the release of foreign valuation allowances of $11.6 million and earnings from foreign jurisdictions, which are taxed at a lower rate.

We continually review the need for establishing or releasing valuation allowances on our deferred tax attributes. In 2015 the company had a net tax benefit from the release and generation of valuation allowances in U.S. state and certain foreign jurisdictions in the amount of $0.3 million. In 2014, the company had a net tax expense from the release and generation of valuation allowances in U.S. state and certain foreign jurisdictions in the amount of $0.2 million. In 2013, the company had a net tax benefit from the release and generation of valuation allowances in certain foreign jurisdictions in the amount of $11.6 million.

The U.S. federal statute of limitations remains open for the year 2012 and forward. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from 2 to 5 years. Years still open to examination by foreign tax authorities in major jurisdictions include Australia (2011 forward), Brazil (2010 forward), Canada (2007 forward) and the U.K. (2014 forward). We are currently under examination in various foreign jurisdictions.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The components of the income tax expense (benefit) from continuing operations were as follows:

(in millions of dollars)	2015	2014	2013
Current expense
Federal and other	$2.1	$1.6	$0.8
Foreign	16.0	23.2	25.3
Total current income tax expense	18.1	24.8	26.1
Deferred expense (benefit)
Federal and other	22.8	15.4	(2.8)
Foreign	4.6	5.2	(8.9)
Total deferred income tax expense (benefit)	27.4	20.6	(11.7)
Total income tax expense	$45.5	$45.4	$14.4

The components of deferred tax assets (liabilities) were as follows:

(in millions of dollars)	2015	2014
Deferred tax assets
Compensation and benefits	$17.3	$20.4
Pension	27.9	32.0
Inventory	11.4	7.1
Other reserves	17.1	19.8
Accounts receivable	7.7	7.6
Foreign tax credit carryforwards	10.9	11.9
Net operating loss carryforwards	56.9	87.5
Unrealized foreign currency benefit on intercompany debt	3.0	3.2
Other	9.4	8.8
Gross deferred income tax assets	161.6	198.3
Valuation allowance	(22.1)	(23.9)
Net deferred tax assets	139.5	174.4
Deferred tax liabilities
Depreciation	(16.0)	(19.1)
Identifiable intangibles	(240.7)	(256.6)
Gross deferred tax liabilities	(256.7)	(275.7)
Net deferred tax liabilities	$(117.2)	$(101.3)

Deferred income taxes are not provided on certain undistributed earnings of foreign subsidiaries that are expected to be permanently reinvested in those companies, which aggregate to approximately $540 million and $565 million as of December 31, 2015 and at 2014, respectively. If these amounts were distributed to the U.S., in the form of a dividend or otherwise, we would be subject to additional U.S. income taxes. Determination of the amount of unrecognized deferred income tax liabilities on these earnings is not practicable.

As of December 31, 2015, $172.1 million of net operating loss carryforwards are available to reduce future taxable income of domestic and international companies. These loss carryforwards expire in the years 2016 through 2031 or have an unlimited carryover period.

Interest and penalties related to unrecognized tax benefits are recognized within "Income tax expense" in the Consolidated Statements of Income. As of December 31, 2015, we have accrued a cumulative amount of $10.0 million for interest and penalties on unrecognized tax benefits.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits were as follows:

(in millions of dollars)	2015	2014	2013
Balance at beginning of year	$45.9	$52.1	$56.3
Additions for tax positions of prior years	3.0	3.5	2.4
Reductions for tax positions of prior years	—	(4.2)	—
Settlements	—	—	(0.1)
Foreign exchange changes	(14.1)	(5.5)	(6.5)
Balance at end of year	$34.8	$45.9	$52.1

As of December 31, 2015 the amount of unrecognized tax benefits decreased to $34.8 million, of which $33.1 million would affect our effective tax rate, if recognized. We expect the amount of unrecognized tax benefits to change within the next twelve months, but these changes are not expected to have a significant impact on our results of operations or financial position. None of the positions included in the unrecognized tax benefit relate to tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about such deductibility.

Income Tax Assessment

In connection with our May 1, 2012 acquisition of Mead C&OP, we assumed all of the tax liabilities for the acquired foreign operations including Tilibra Produtos de Papelaria Ltda. ("Tilibra"). In December of 2012, the Federal Revenue Department of the Ministry of Finance of Brazil ("FRD") issued a tax assessment (the "Brazilian Tax Assessment") against Tilibra, which challenged the tax deduction of goodwill from Tilibra's taxable income for the year 2007. A second assessment challenging the deduction of goodwill from Tilibra's taxable income for the years 2008, 2009 and 2010 was issued by FRD in October 2013.

Tilibra is disputing both of the tax assessments through established administrative procedures. We believe we have meritorious defenses and intend to vigorously contest these matters; however, there can be no assurances that we will ultimately prevail. We are still in the administrative stages of the process to challenge the FRD's tax assessments, and the ultimate outcome will not be determined until the Brazilian tax appeal process is complete, which is expected to take a number of years. In addition, Tilibra's 2011-2012 tax years remain open and subject to audit, and there can be no assurances that we will not receive additional tax assessments regarding the goodwill for one or both of those years. The time limit for issuing an assessment for 2011 expires in December 2016. If the FRD's initial position is ultimately sustained, the amount assessed would materially and adversely affect our cash flow in the year of settlement.

Because there is no settled legal precedent on which to base a definitive opinion as to whether we will ultimately prevail, we consider the outcome of this dispute to be uncertain. Since it is not more likely than not that we will prevail, in 2012, we recorded a reserve in the amount of $44.5 million (at December 31, 2012 exchange rates) in consideration of this contingency, of which $43.3 million was recorded as an adjustment to the purchase price and which included the 2007-2012 tax years plus penalties and interest through December 2012. Included in this reserve is an assumption of penalties at 75%, which is the standard penalty. While there is a possibility that a penalty of 150% could be imposed, based on the facts in our case and existing precedent, we believe the likelihood of a 150% penalty being imposed is not more likely than not at December 31, 2015. In the meantime, we will continue to actively monitor administrative and judicial court decisions and evaluate their impact, if any, on our legal assessment of the ultimate outcome of our case. In addition, we will continue to accrue interest related to this contingency until such time as the outcome is known or until evidence is presented that we are more likely than not to prevail. During 2015, 2014 and 2013, we accrued additional interest as a charge to current tax expense of $2.7 million, $3.2 million and $1.8 million, respectively. At current exchange rates, our accrual through December 31, 2015, including tax, penalties and interest is $28.2 million.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

11. Earnings per Share

Total outstanding shares as of December 31, 2015 and 2014 were 105.6 million and 111.9 million, respectively. Under our stock repurchase program for the years ended December 31, 2015 and 2014, we repurchased and retired 7.7 million and 2.8 million shares, respectively, of common stock. In addition, for the years ended December 31, 2015 and 2014 we acquired 0.7 million and 0.4 million, respectively, of treasury shares, primarily related to tax withholding for share-based compensation. The calculation of basic earnings per common share is based on the weighted average number of common shares outstanding in the year, or period, over which they were outstanding. Our calculation of diluted earnings per common share assumes that any common shares outstanding were increased by shares that would be issued upon exercise of those stock units for which the average market price for the period exceeds the exercise price less the shares that could have been purchased by the Company with the related proceeds, including compensation expense measured but not yet recognized, net of tax.

(in millions)	2015	2014	2013
Weighted-average number of common shares outstanding — basic	108.8	113.7	113.5
Stock options	0.2	0.1	—
Stock-settled stock appreciation rights	0.3	0.6	0.9
Restricted stock units	1.3	1.9	1.3
Adjusted weighted-average shares and assumed conversions — diluted	110.6	116.3	115.7

Awards of potentially dilutive shares of common stock, which have exercise prices that were higher than the average market price during the period, are not included in the computation of dilutive earnings per share as their effect would have been anti-dilutive. For the years ended December 31, 2015, 2014 and 2013, these shares were approximately 5.5 million, 4.3 million and 4.9 million, respectively.

12. Derivative Financial Instruments

We are exposed to various market risks, including changes in foreign currency exchange rates and interest rate changes. We enter into financial instruments to manage and reduce the impact of these risks, not for trading or speculative purposes. The counterparties to these financial instruments are major financial institutions. We continually monitor our foreign currency exposures in order to maximize the overall effectiveness of our foreign currency hedge positions. The majority of the Company’s exposure to local currency movements is in Europe (both the Euro and the British pound), Brazil, Canada, Australia, Mexico and Japan. Principal currencies hedged include the U.S. dollar, Euro, Australian dollar, Canadian dollar, British pound and Japanese yen. We are subject to credit risk, which relates to the ability of counterparties to meet their contractual payment obligations or the potential non-performance by counterparties to financial instrument contracts. Management continues to monitor the status of our counterparties and will take action, as appropriate, to further manage our counterparty credit risk. There are no credit contingency features in our derivative financial instruments.

When hedge accounting is applicable, on the date we enter into a derivative, the derivative is designated as a hedge of the identified exposure. We measure the effectiveness of our hedging relationships both at hedge inception and on an ongoing basis.

Forward Currency Contracts

We enter into forward foreign currency contracts to reduce the effect of fluctuating foreign currencies, primarily on foreign denominated inventory purchases and intercompany loans.

Forward currency contracts are used to hedge foreign denominated inventory purchases for Europe, Canada, Australia and Japan and are designated as cash flow hedges. Unrealized gains and losses on these contracts for inventory purchases are deferred in other comprehensive income (loss) until the contracts are settled and the underlying hedged transactions are recognized, at which time the deferred gains or losses will be reported in the "Cost of products sold" line in the Consolidated Statements of Income. As of December 31, 2015 and 2014, the Company had cash flow designated foreign exchange contracts outstanding with a U.S. dollar equivalent notional value of $68.2 million and $68.4 million, respectively.

Forward currency contracts used to hedge foreign denominated intercompany loans are not designated as hedging instruments. Gains and losses on these derivative instruments are recognized within "Other expense, net" in the Consolidated Statements of

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Income and are largely offset by the change in the current translated value of the hedged item. The periods of the forward foreign exchange contracts correspond to the periods of the hedged transactions, and do not extend beyond 2016. As of December 31, 2015 and 2014, we have undesignated foreign exchange contracts outstanding with a U.S. dollar equivalent notional value of $33.3 million and $55.8 million, respectively.

The following table summarizes the fair value of our derivative financial instruments as of December 31, 2015 and 2014:

	Fair Value of Derivative Instruments
	Derivative Assets			Derivative Liabilities
(in millions of dollars)	Balance Sheet Location	December 31, 2015	December 31, 2014	Balance Sheet Location	December 31, 2015	December 31, 2014
Derivatives designated as hedging instruments:
Foreign exchange contracts	Other current assets	$1.9	$4.6	Other current liabilities	$0.3	$0.1
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current assets	0.7	0.1	Other current liabilities	0.1	0.4
Total derivatives		$2.6	$4.7		$0.4	$0.5

The following tables summarizes the pre-tax effect of the Company’s derivative financial instruments on the Consolidated Statements of Income for the years ended December 31, 2015, 2014 and 2013:

	The Effect of Derivative Instruments in Cash Flow Hedging Relationships on the Consolidated Financial Statements
	Amount of Gain (Loss) Recognized in OCI (Effective Portion)			Location of (Gain) Loss Reclassified from OCI to Income	Amount of (Gain) Loss Reclassified from AOCI to Income (Effective Portion)
(in millions of dollars)	2015	2014	2013		2015	2014	2013
Cash flow hedges:
Foreign exchange contracts	$8.2	$6.9	$3.7	Cost of products sold	$(10.9)	$(3.5)	$(3.4)

	The Effect of Derivatives Not Designated as Hedging Instruments on the Consolidated Statements of Income
	Location of (Gain) Loss Recognized in Income on Derivatives	Amount of (Gain) Loss Recognized in Income year ended December 31,
(in millions of dollars)		2015	2014	2013
Foreign exchange contracts	Other expense, net	$(0.5)	$1.3	$(0.6)

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

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

We have determined that our financial assets and liabilities described in "Note 12. Derivative Financial Instruments" are Level 2 in the fair value hierarchy. The following table sets forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2015 and 2014:

(in millions of dollars)	December 31, 2015	December 31, 2014
Assets:
Forward currency contracts	$2.6	$4.7
Liabilities:
Forward currency contracts	$0.4	$0.5

Our forward currency contracts are included in "Other current assets" or "Other current liabilities" and mature within 12 months. The forward foreign currency exchange contracts are primarily valued based on the foreign currency spot and forward rates quoted by the banks or foreign currency dealers. As such, these derivative instruments are classified within Level 2.

The fair values of cash and cash equivalents, notes payable to banks, accounts receivable and accounts payable approximate carrying amounts due principally to their short maturities. The carrying amount of total debt was $729.0 million and $800.6 million and the estimated fair value of total debt was $740.3 million and $831.9 million as of December 31, 2015 and 2014, respectively. The fair values are determined from quoted market prices, where available, and from investment bankers using current interest rates considering credit ratings and the remaining terms of maturity.

14. Accumulated Other Comprehensive Income (Loss)

Comprehensive income is defined as net income (loss) and other changes in stockholders’ equity from transactions and other events from sources other than stockholders. The components of, and changes in, accumulated other comprehensive income (loss) were as follows:

(in millions of dollars)	Derivative Financial Instruments	Foreign Currency Adjustments	Unrecognized Pension and Other Post-retirement Benefit Costs	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2013	$0.3	$(89.6)	$(96.3)	$(185.6)
Other comprehensive income (loss) before reclassifications, net of tax	4.9	(76.4)	(37.1)	(108.6)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	(2.5)	—	4.1	1.6
Balance at December 31, 2014	2.7	(166.0)	(129.3)	(292.6)
Other comprehensive income (loss) before reclassifications, net of tax	5.8	(136.7)	(0.5)	(131.4)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	(7.7)	—	2.5	(5.2)
Balance at December 31, 2015	$0.8	$(302.7)	$(127.3)	$(429.2)

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The reclassifications out of accumulated other comprehensive income (loss) for the years ended December 31, 2015, 2014 and 2013 were as follows:

	Year Ended December 31,
(in millions of dollars)	2015	2014	2013
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income			Location on Income Statement
Gain on cash flow hedges:
Foreign exchange contracts	$10.9	$3.5	$3.4	Cost of products sold
Tax expense	(3.2)	(1.0)	(1.0)	Income tax expense
Net of tax	$7.7	$2.5	$2.4
Defined benefit plan items:
Amortization of actuarial loss	$(3.6)	$(5.9)	$(11.4)	(1)
Amortization of prior service cost	(0.1)	(0.3)	(0.1)	(1)
Total before tax	(3.7)	(6.2)	(11.5)
Tax benefit	1.2	$2.1	$4.0	Income tax expense
Net of tax	$(2.5)	$(4.1)	$(7.5)

Total reclassifications for the period, net of tax	$5.2	$(1.6)	$(5.1)

(1)
This accumulated other comprehensive income component is included in the computation of net periodic benefit cost (income) for pension and post-retirement plans (See "Note 4. Pension and Other Retiree Benefits" for additional details).

15. Information on Business Segments

The Company's three business segments are described below.

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

The majority of our office products, such as stapling, binding and laminating equipment and related consumable supplies, shredders and whiteboards, are used by businesses. Most of these end-users purchase their products from our customers, which include traditional office supply resellers, wholesalers and other retailers, including on-line retailers. We also supply some of our products directly to large commercial and industrial end-users, and provide business machine maintenance and certain repair services. Additionally, we also supply private label products within the office products sector.

Our school products include notebooks, folders, decorative calendars and stationery products. We distribute our school products primarily through mass merchandisers, and other retailers, such as grocery, drug and office superstores as well as on-line retailers. We also supply private label products within the school products sector.

Our calendar products are sold through all the same channels where we sell office or school products, as well as directly to consumers both on-line and through direct mail.

Our customers are primarily large global and regional resellers of our products including traditional office supply resellers, wholesalers and other retailers, including on-line retailers. Mass merchandisers and retail channels primarily sell to individual consumers but also to small businesses. We also sell to commercial contract dealers, wholesalers, distributors and independent

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

dealers who primarily serve business end-users. Over half of our product sales by our customers are to business end-users, who generally seek premium products that have added value or ease-of-use features and a reputation for reliability, performance and professional appearance. Some of our binding and laminating equipment products are sold directly to high-volume end-users and commercial reprographic centers. We also sell calendar and computer products directly to consumers.

Computer Products Group

Our Computer Products Group designs, sources, distributes, markets and sells accessories for laptop and desktop computers and tablets. These accessories primarily include security products, input devices such as presenters, mice and trackballs, ergonomic aids such as foot and wrist rests, docking stations, and other PC and tablet accessories. We sell these products mostly under the Kensington®, Microsaver® and ClickSafe® brand names, with the majority of revenue coming from the U.S. and Northern Europe. Our computer products are manufactured by third-party suppliers, principally in Asia, and are distributed from our regional facilities. Our computer products are sold primarily to consumer electronics retailers, information technology value-added resellers, original equipment manufacturers, and office products retailers, as well as directly to consumers on-line.

Net sales by business segment for the years ended December 31, 2015, 2014 and 2013 were as follows:

(in millions of dollars)	2015	2014	2013
ACCO Brands North America	$963.3	$1,006.0	$1,041.4
ACCO Brands International	426.9	546.9	566.6
Computer Products Group	120.2	136.3	157.1
Net sales	$1,510.4	$1,689.2	$1,765.1

Operating income by business segment for the years ended December 31, 2015, 2014 and 2013 were as follows:

(in millions of dollars)	2015	2014	2013
ACCO Brands North America	$147.6	$140.7	$98.2
ACCO Brands International	40.8	62.9	66.5
Computer Products Group	10.3	8.2	13.7
Segment operating income	198.7	211.8	178.4
Corporate	(35.2)	(38.2)	(32.6)
Operating income(a)	163.5	173.6	145.8
Interest expense	44.5	49.5	59.0
Interest income	(6.6)	(5.6)	(4.3)
Equity in earnings of joint ventures	(7.9)	(8.1)	(8.2)
Other expense, net	2.1	0.8	7.6
Income from continuing operations before income tax	$131.4	$137.0	$91.7

(a)
Operating income as presented in the segment table above is defined as i) net sales; ii) less cost of products sold; iii) less advertising, selling, general and administrative expenses; iv) less amortization of intangibles; and v) less restructuring charges.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The following table presents the measure of segment assets used by the Company’s chief operating decision maker.

	December 31,
(in millions of dollars)	2015	2014
ACCO Brands North America(b)	$413.8	$433.7
ACCO Brands International(b)	335.0	429.7
Computer Products Group(b)	61.5	62.4
Total segment assets	810.3	925.8
Unallocated assets	1,142.0	1,287.9
Corporate(b)	1.1	1.4
Total assets	$1,953.4	$2,215.1

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

	December 31,
(in millions of dollars)	2015	2014
ACCO Brands North America(c)	$1,220.7	$1,272.4
ACCO Brands International(c)	531.5	692.7
Computer Products Group(c)	75.9	77.0
Total segment assets	1,828.1	2,042.1
Unallocated assets	124.2	171.6
Corporate(c)	1.1	1.4
Total assets	$1,953.4	$2,215.1

(c)	Represents total assets, excluding: intercompany balances, cash, deferred taxes, prepaid pension assets, prepaid debt issuance costs and joint ventures accounted for on an equity basis.

Property, plant and equipment, net by geographic region were as follows:

	December 31,
(in millions of dollars)	2015	2014
U.S.	$111.5	$122.0
U.K.	38.9	34.1
Brazil	31.9	49.3
Australia	10.6	12.0
Other countries	16.2	18.1
Property, plant and equipment, net	$209.1	$235.5

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Net sales by geographic region(d) for the years ended December 31, 2015, 2014 and 2013 were as follows:

(in millions of dollars)	2015	2014	2013
U.S.	$904.3	$921.0	$955.5
Canada	121.4	150.6	159.7
Netherlands	108.7	130.2	130.2
Brazil	92.0	154.0	157.2
Australia	91.8	108.5	119.8
U.K.	76.4	89.1	101.3
Mexico	49.6	58.8	58.9
Other countries	66.2	77.0	82.5
Net sales	$1,510.4	$1,689.2	$1,765.1

(d)	Net sales are attributed to geographic areas based on the location of the selling subsidiaries.

Top Customers

Net sales to our five largest customers totaled $637.7 million, $706.0 million and $680.5 million for the years ended December 31, 2015, 2014 and 2013, respectively. Net sales to Staples, our largest customer, were $204.1 million (14%), $224.1 million (13%) and $229.5 million (13%) for the years ended December 31, 2015, 2014 and 2013, respectively. Net sales to Office Depot, our second largest customer, were $152.5 million (10%) and $190.9 million (11%) for the years ended December 31, 2015, and 2014, respectively. Net sales to no other customers exceeded 10% of net sales for any of the last three years.

A significant percentage of our sales are to customers engaged in the office products resale industry. Concentration of credit risk with respect to trade accounts receivable is partially mitigated because a large number of geographically diverse customers make up each operating company's domestic and international customer base, thus spreading the credit risk. As of December 31, 2015 and 2014, our top five trade account receivables totaled $152.3 million and $144.2 million, respectively.

16. Joint Venture Investment

Summarized below is financial information for the Company’s joint venture, which is accounted for under the equity method. Accordingly, we record our proportionate share of earnings or losses on the line entitled "Equity in earnings of joint ventures" in the Consolidated Statements of Income. Our share of the net assets of the joint venture is included within "Other non-current assets" in the Consolidated Balance Sheets.

	Year Ended December 31,
(in millions of dollars)	2015	2014	2013
Net sales	$111.2	$121.4	$105.4
Gross profit	45.5	48.2	44.8
Net income	15.8	16.4	16.4

	December 31,
(in millions of dollars)	2015	2014
Current assets	$76.6	$83.4
Non-current assets	43.6	47.3
Current liabilities	37.5	40.7
Non-current liabilities	13.1	22.0

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

17. Commitments and Contingencies

Pending Litigation

In connection with our May 1, 2012 acquisition of Mead C&OP, we assumed all of the tax liabilities for the acquired foreign operations, including Tilibra Produtos de Papelaria Ltda. ("Tilibra"). See "Note 10. Income Taxes - Income Tax Assessment" for details on tax assessments issued by the FRD against Tilibra, which challenged the tax deduction of goodwill from Tilibra's taxable income for the years 2007 through 2010.

There are various other claims, lawsuits and pending actions against us incidental to our operations. It is the opinion of management that (other than the Brazilian Tax Assessment) the ultimate resolution of these matters will not have a material adverse effect on our financial condition, results of operations or cash flow. However, there is no assurance that we will ultimately be successful in our defense of any of these matters or that an adverse outcome in any matter will not affect our results of operations, financial condition or cash flow.

Lease Commitments

Future minimum rental payments for all non-cancelable operating leases (reduced by minor amounts from subleases) as of December 31, 2015 were as follows:

(in millions of dollars)
2016	$20.5
2017	17.7
2018	15.2
2019	14.5
2020	13.3
Thereafter	22.8
Total minimum rental payments	$104.0
Less minimum rentals to be received under non-cancelable subleases	3.8
Future minimum payments for operating leases, net of sublease rental income	$100.2

Total rental expense reported in our Consolidated Statements of Income for all non-cancelable operating leases (reduced by minor amounts for subleases) amounted to $21.2 million, $23.1 million and $25.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Unconditional Purchase Commitments

Future minimum payments under unconditional purchase commitments, primarily for inventory purchase commitments as of December 31, 2015 were as follows:

(in millions of dollars)
2016	$96.4
2017	7.5
2018	—
2019	—
2020	—
Thereafter	—
Total unconditional purchase commitments	$103.9

Environmental

We are subject to national, state, provincial and/or local environmental laws and regulations concerning the discharge of materials into the environment and the handling, disposal and clean-up of waste materials and otherwise relating to the protection of the environment. It is not possible to quantify with certainty the potential impact of actions regarding environmental matters,

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

particularly remediation and other compliance efforts that we may undertake in the future. In the opinion of our management, compliance with the present environmental protection laws, before taking into account estimated recoveries from third parties, will not have a material adverse effect upon our capital expenditures, financial condition and results of operations or competitive position.

18. Quarterly Financial Information (Unaudited)
The following is an analysis of certain line items in the Consolidated Statements of Income by quarter for 2015 and 2014:

(in millions of dollars, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2015
Net sales(1)	$290.0	$394.7	$413.6	$412.1
Gross profit	80.2	126.7	133.7	137.8
Operating income	2.6	49.2	54.8	56.9
Net income (loss)	$(5.8)	$27.7	$32.6	$31.4
Basic income (loss) per share:
Net income (loss)(2)	$(0.05)	$0.25	$0.30	$0.30
Diluted income (loss) per share:
Net income (loss)(2)	$(0.05)	$0.25	$0.30	$0.29
2014
Net sales(1)	$329.4	$427.7	$472.2	$459.9
Gross profit	88.5	131.2	153.3	156.9
Operating income (loss)	(0.6)	43.9	61.8	68.5
Net income (loss)	$(7.8)	$21.3	$34.2	$43.9
Basic income (loss) per share:
Net income (loss)(2)	$(0.07)	$0.19	$0.30	$0.39
Diluted income (loss) per share:
Net income (loss)(2)	$(0.07)	$0.18	$0.29	$0.38

(1)
Historically, our business has experienced higher sales and earnings in the third and fourth quarters of the calendar year. Two principal factors contribute to this seasonality: (1) the office products industry, its customers and ACCO Brands specifically are major suppliers of products related to the "back-to-school" season, which occurs principally from June through September for our North American business and from November through February for our Australian and Brazilian businesses; and (2) several products we sell lend themselves to calendar year-end purchase timing, including AT-A-GLANCE® and Day-Timer® planners, paper organization and storage products (including bindery) and Kensington computer accessories, which have higher sales in the fourth quarter driven by traditionally strong fourth-quarter sales of personal computers and tablets.

(2)
The sum of the quarterly earnings per share amounts may not equal the total for the year due to the effects of rounding, dilution as a result of issuing common shares and repurchasing of common shares during the year.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

19. Condensed Consolidating Financial Information

Certain of the Company’s 100% owned domestic subsidiaries are required to jointly and severally, fully and unconditionally guarantee the 6.75% Senior Unsecured Notes that are due in the year 2020. Rather than filing separate financial statements for each guarantor subsidiary with the SEC, the Company has elected to present the following condensed consolidating financial statements, which includes the condensed consolidating statements of comprehensive income and results of operations for the years ended December 31, 2015, 2014 and 2013, cash flows for the years ended December 31, 2015, 2014 and 2013 and financial position as of December 31, 2015 and 2014 of the Company and its guarantor and non-guarantor subsidiaries (in each case carrying investments under the equity method), and the eliminations necessary to arrive at the reported amounts included in the condensed consolidated financial statements of the Company.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Condensed Consolidating Balance Sheets

	December 31, 2015
(in millions of dollars)	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$0.8	$0.3	$54.3	$—	$55.4
Accounts receivable, net	—	163.8	205.5	—	369.3
Inventories	—	125.8	77.8	—	203.6
Receivables from affiliates	4.4	474.6	64.5	(543.5)	—
Other current assets	1.1	10.8	13.4	—	25.3
Total current assets	6.3	775.3	415.5	(543.5)	653.6
Property, plant and equipment, net	3.7	107.8	97.6	—	209.1
Deferred income taxes	—	—	25.1	—	25.1
Goodwill	—	330.8	166.1	—	496.9
Identifiable intangibles, net	57.4	382.0	81.5	—	520.9
Other non-current assets	3.1	0.8	43.9	—	47.8
Investment in, long term receivable from affiliates	1,545.7	903.8	441.0	(2,890.5)	—
Total assets	$1,616.2	$2,500.5	$1,270.7	$(3,434.0)	$1,953.4
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$—	$86.6	$61.0	$—	$147.6
Accrued compensation	3.8	17.9	12.3	—	34.0
Accrued customer programs liabilities	—	63.9	44.8	—	108.7
Accrued interest	6.3	—	—	—	6.3
Other current liabilities	2.3	22.9	33.5	—	58.7
Payables to affiliates	5.6	210.0	239.5	(455.1)	—
Total current liabilities	18.0	401.3	391.1	(455.1)	355.3
Long-term debt, net	720.5	—	—	—	720.5
Long-term notes payable to affiliates	178.2	26.7	21.0	(225.9)	—
Deferred income taxes	113.5	—	28.8	—	142.3
Pension and post-retirement benefit obligations	1.5	55.2	32.4	—	89.1
Other non-current liabilities	3.3	20.8	40.9	—	65.0
Total liabilities	1,035.0	504.0	514.2	(681.0)	1,372.2
Stockholders’ equity:
Common stock	1.1	448.0	227.5	(675.5)	1.1
Treasury stock	(11.8)	—	—	—	(11.8)
Paid-in capital	1,988.3	1,551.1	743.2	(2,294.3)	1,988.3
Accumulated other comprehensive loss	(429.2)	(68.8)	(305.8)	374.6	(429.2)
(Accumulated deficit) retained earnings	(967.2)	66.2	91.6	(157.8)	(967.2)
Total stockholders’ equity	581.2	1,996.5	756.5	(2,753.0)	581.2
Total liabilities and stockholders’ equity	$1,616.2	$2,500.5	$1,270.7	$(3,434.0)	$1,953.4

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Condensed Consolidating Balance Sheets

	December 31, 2014
(in millions of dollars)	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$9.7	$0.1	$43.4	$—	$53.2
Accounts receivable, net	—	156.1	264.4	—	420.5
Inventories	—	129.9	100.0	—	229.9
Receivables from affiliates	4.8	302.7	68.0	(375.5)	—
Deferred income taxes	27.2	—	12.2	—	39.4
Other current assets	1.4	15.1	19.3	—	35.8
Total current assets	43.1	603.9	507.3	(375.5)	778.8
Property, plant and equipment, net	4.2	117.8	113.5	—	235.5
Deferred income taxes	0.9	—	30.8	—	31.7
Goodwill	—	330.9	214.0	—	544.9
Identifiable intangibles, net	57.5	397.9	116.0	—	571.4
Other non-current assets	3.9	1.0	47.9	—	52.8
Investment in, long term receivable from affiliates	1,680.0	890.8	441.0	(3,011.8)	—
Total assets	$1,789.6	$2,342.3	$1,470.5	$(3,387.3)	$2,215.1
Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable	$—	$—	$0.8	$—	$0.8
Current portion of long-term debt	0.7	0.1	—	—	0.8
Accounts payable	—	84.8	74.3	—	159.1
Accrued compensation	3.3	20.1	13.2	—	36.6
Accrued customer programs liabilities	—	60.1	51.7	—	111.8
Accrued interest	6.5	—	—	—	6.5
Other current liabilities	1.9	31.0	46.9	—	79.8
Payables to affiliates	5.6	214.1	240.5	(460.2)	—
Total current liabilities	18.0	410.2	427.4	(460.2)	395.4
Long-term debt, net	787.7	—	—	—	787.7
Long-term notes payable to affiliates	178.2	26.7	31.2	(236.1)	—
Deferred income taxes	120.0	—	52.2	—	172.2
Pension and post-retirement benefit obligations	1.5	52.3	46.7	—	100.5
Other non-current liabilities	3.2	19.9	55.2	—	78.3
Total liabilities	1,108.6	509.1	612.7	(696.3)	1,534.1
Stockholders’ equity:
Common stock	1.1	448.0	247.0	(695.0)	1.1
Treasury stock	(5.9)	—	—	—	(5.9)
Paid-in capital	2,031.5	1,551.1	743.0	(2,294.1)	2,031.5
Accumulated other comprehensive loss	(292.6)	(65.2)	(183.0)	248.2	(292.6)
(Accumulated deficit) retained earnings	(1,053.1)	(100.7)	50.8	49.9	(1,053.1)
Total stockholders’ equity	681.0	1,833.2	857.8	(2,691.0)	681.0
Total liabilities and stockholders’ equity	$1,789.6	$2,342.3	$1,470.5	$(3,387.3)	$2,215.1

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Condensed Consolidating Statement of Comprehensive Income

	Year Ended December 31, 2015
(in millions of dollars)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$948.5	$610.3	$(48.4)	$1,510.4
Cost of products sold	—	645.0	435.4	(48.4)	1,032.0
Gross profit	—	303.5	174.9	—	478.4
Advertising, selling, general and administrative expenses	42.8	154.2	98.7	—	295.7
Amortization of intangibles	0.1	16.0	3.5	—	19.6
Restructuring credits	—	(0.3)	(0.1)	—	(0.4)
Operating income (loss)	(42.9)	133.6	72.8	—	163.5
Expense (income) from affiliates	(1.2)	(17.1)	18.3	—	—
Interest expense	45.4	—	(0.9)	—	44.5
Interest income	—	—	(6.6)	—	(6.6)
Equity in earnings of joint ventures	—	—	(7.9)	—	(7.9)
Other expense (income), net	0.7	2.0	(0.6)	—	2.1
Income (loss) from continuing operations before income taxes and earnings of wholly owned subsidiaries	(87.8)	148.7	70.5	—	131.4
Income tax expense	25.2	—	20.3	—	45.5
Income (loss) from continuing operations	(113.0)	148.7	50.2	—	85.9
Loss from discontinued operations, net of income taxes	—	—	—	—	—
Income (loss) before earnings of wholly owned subsidiaries	(113.0)	148.7	50.2	—	85.9
Earnings of wholly owned subsidiaries	198.9	47.3	—	(246.2)	—
Net income	$85.9	$196.0	$50.2	$(246.2)	$85.9
Comprehensive (loss) income	$(50.7)	$192.4	$(72.6)	$(119.8)	$(50.7)

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Condensed Consolidating Statement of Comprehensive Income

	Year Ended December 31, 2014
(in millions of dollars)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$969.2	$772.0	$(52.0)	$1,689.2
Cost of products sold	—	673.4	537.9	(52.0)	1,159.3
Gross profit	—	295.8	234.1	—	529.9
Advertising, selling, general and administrative expenses	45.4	157.1	126.1	—	328.6
Amortization of intangibles	0.1	17.7	4.4	—	22.2
Restructuring charges	—	4.6	0.9	—	5.5
Operating income (loss)	(45.5)	116.4	102.7	—	173.6
Expense (income) from affiliates	(1.5)	(20.7)	22.2	—	—
Interest expense	49.9	—	(0.4)	—	49.5
Interest income	—	(0.1)	(5.5)	—	(5.6)
Equity in earnings of joint ventures	—	—	(8.1)	—	(8.1)
Other expense (income), net	0.4	(0.7)	1.1	—	0.8
Income (loss) from continuing operations before income taxes and earnings of wholly owned subsidiaries	(94.3)	137.9	93.4	—	137.0
Income tax expense	18.2	—	27.2	—	45.4
Income (loss) from continuing operations	(112.5)	137.9	66.2	—	91.6
Loss from discontinued operations, net of income taxes	—	—	—	—	—
Income (loss) before earnings of wholly owned subsidiaries	(112.5)	137.9	66.2	—	91.6
Earnings of wholly owned subsidiaries	204.1	62.7	—	(266.8)	—
Net income	$91.6	$200.6	$66.2	$(266.8)	$91.6
Comprehensive (loss) income	$(15.4)	$181.0	$(17.1)	$(163.9)	$(15.4)

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

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Condensed Consolidating Statement of Cash Flows

	Year Ended December 31, 2015
(in millions of dollars)	Parent	Guarantors	Non-Guarantors	Consolidated
Net cash provided (used) by operating activities	$(68.2)	$182.5	$56.9	$171.2
Investing activities:
Additions to property, plant and equipment	—	(12.0)	(15.6)	(27.6)
Payments for (proceeds from) interest in affiliates	—	19.5	(19.5)	—
Proceeds from the disposition of assets	—	—	2.8	2.8
Other	—	—	0.2	0.2
Net cash (used) provided by investing activities	—	7.5	(32.1)	(24.6)
Financing activities:
Intercompany financing	172.4	(175.3)	2.9	—
Net dividends	23.8	(14.4)	(9.4)	—
Proceeds from long-term borrowings	300.0	—	—	300.0
Repayments of long-term debt	(370.0)	(0.1)	—	(370.1)
Repayments of notes payable, net	—	—	(0.8)	(0.8)
Payments for debt issuance costs	(1.7)	—	—	(1.7)
Repurchases of common stock	(60.0)	—	—	(60.0)
Payments related to tax withholding for share-based compensation	(5.9)	—	—	(5.9)
Proceeds from the exercise of stock options	0.7	—	—	0.7
Net cash (used) provided by financing activities	59.3	(189.8)	(7.3)	(137.8)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(6.6)	(6.6)
Net increase (decrease) in cash and cash equivalents	(8.9)	0.2	10.9	2.2
Cash and cash equivalents:
Beginning of the period	9.7	0.1	43.4	53.2
End of the period	$0.8	$0.3	$54.3	$55.4

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Condensed Consolidating Statement of Cash Flows

	Year Ended December 31, 2014
(in millions of dollars)	Parent	Guarantors	Non-Guarantors	Consolidated
Net cash provided (used) by operating activities	$(77.9)	$182.3	$67.3	$171.7
Investing activities:
Additions to property, plant and equipment	(0.2)	(10.6)	(18.8)	(29.6)
Payments for (proceeds from) interest in affiliates	—	20.5	(20.5)	—
Proceeds from the disposition of assets	—	3.6	0.2	3.8
Net cash (used) provided by investing activities	(0.2)	13.5	(39.1)	(25.8)
Financing activities:
Intercompany financing	188.3	(181.3)	(7.0)	—
Net dividends	35.4	(15.3)	(20.1)	—
Repayments of long-term debt	(121.0)	(0.1)	—	(121.1)
Borrowings of notes payable, net	—	—	1.0	1.0
Payments for debt issuance costs	(0.3)	—	—	(0.3)
Repurchase of common stock	(19.4)	—	—	(19.4)
Payments related to tax withholding for share-based compensation	(2.5)	—	—	(2.5)
Proceeds from the exercise of stock options	0.3	—	—	0.3
Net cash (used) provided by financing activities	80.8	(196.7)	(26.1)	(142.0)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(4.2)	(4.2)
Net (decrease) increase in cash and cash equivalents	2.7	(0.9)	(2.1)	(0.3)
Cash and cash equivalents:
Beginning of the period	7.0	1.0	45.5	53.5
End of the period	$9.7	$0.1	$43.4	$53.2

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Condensed Consolidating Statement of Cash Flows

	Year Ended December 31,2013
(in millions of dollars)	Parent	Guarantors	Non-Guarantors	Consolidated
Net cash provided (used) by operating activities:	$(81.7)	$186.5	$89.7	$194.5
Investing activities:
Additions to property, plant and equipment	—	(21.2)	(15.4)	(36.6)
Payments for (proceeds from) interest in affiliates	—	55.6	(55.6)	—
Payments related to the sale of discontinued operations	—	(1.5)	—	(1.5)
Proceeds from the disposition of assets	—	—	6.1	6.1
Cost of acquisitions, net of cash acquired	—	(1.3)	—	(1.3)
Net cash (used) provided by investing activities	—	31.6	(64.9)	(33.3)
Financing activities:
Intercompany financing	143.8	(168.2)	24.4	—
Net dividends	65.7	(45.9)	(19.8)	—
Proceeds from long-term borrowings	530.0	—	—	530.0
Repayments of long-term debt	(658.1)	—	(21.4)	(679.5)
(Repayments) borrowings of short-term debt, net	0.5	—	(1.2)	(0.7)
Payments for debt issuance costs	(4.3)	—	—	(4.3)
Payments related to tax withholding for share-based compensation	(1.0)	—	—	(1.0)
Net cash (used) provided by financing activities	76.6	(214.1)	(18.0)	(155.5)
Effect of foreign exchange rate changes on cash	—	—	(2.2)	(2.2)
Net increase (decrease) in cash and cash equivalents	(5.1)	4.0	4.6	3.5
Cash and cash equivalents:
Beginning of the period	12.1	(3.0)	40.9	50.0
End of the period	$7.0	$1.0	$45.5	$53.5

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

As of the end of the period covered by this report, our management, under the supervision and with the participation of our Disclosure Committee and our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included in Part II, Item 8. of this report.

ITEM 9B. OTHER INFORMATION
Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required under this Item is contained in the Company’s 2016 Definitive Proxy Statement, which is to be filed with the Securities and Exchange Commission prior to April 30, 2016 and is incorporated herein by reference.

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

As required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual, the Company’s Chief Executive Officer certified to the NYSE within 30 days after the Company’s 2015 Annual Meeting of Stockholders that he was not aware of any violation by the Company of the NYSE Corporate Governance Listing Standards.

ITEM 11. EXECUTIVE COMPENSATION

Information required under this Item is contained in the Company’s 2016 Definitive Proxy Statement, which is to be filed with the Securities and Exchange Commission prior to April 30, 2016 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table gives information, as of December 31, 2015, about our common stock that may be issued upon the exercise of options, stock-settled appreciation rights and other equity awards under all compensation plans under which equity securities are reserved for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	5,583,531	$7.20	13,065,702	(1)
Equity compensation plans not approved by security holders	—	—	—
Total	5,583,531	$7.20	13,065,702	(1)

(1)
These are shares available for grant as of December 31, 2015 under the ACCO Brands Corporation Incentive Plan (the "Plan") pursuant to which the Compensation Committee of the Board of Directors or the Board of Directors may make various stock-based awards including grants of stock options, stock-settled appreciation rights, restricted stock, restricted stock units and performance share units. In addition to these shares, shares covered by outstanding awards under the Plan that were forfeited or otherwise terminated may become available for grant under the Plan and, to the extent such shares have become available as of December 31, 2015, they are included in the table as available for grant.

Other information required under this Item is contained in the Company’s 2016 Definitive Proxy Statement, which is to be filed with the Securities and Exchange Commission prior to April 30, 2016, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required under this Item is contained in the Company’s 2016 Definitive Proxy Statement, which is to be filed with the Securities and Exchange Commission prior to April 30, 2016 and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required under this Item is contained in the Company’s 2016 Definitive Proxy Statement, which is to be filed with the Securities and Exchange Commission prior to April 30, 2016 and is incorporated herein by reference.

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
Schedule II - Valuation and Qualifying Accounts and Reserves, for each of the years ended December 31, 2015, 2014 and 2013.

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

3.2
Certificate of Designation of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed August 17, 2005 (File No. 001-08454))

3.3
Certificate of Elimination of the Series A Junior Participating Preferred Stock of the Company, as filed with the Secretary of State of the State of Delaware on September 11, 2015 (incorporated by reference to Exhibit 3.2 to ACCO Brands Corporation's Current Report on Form 8-K filed with the SEC on September 11, 2015 (File No. 001-08454))

3.4
By-laws of ACCO Brands Corporation, as amended through December 9, 2015 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed December 14, 2015 (File No. 001-08454))

Instruments defining the rights of security holders, including indentures

4.1
Indenture, dated as of April 30, 2012, among Monaco SpinCo Inc., as issuer, the guarantors named therein, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 10.3 of the Registrant's Form 8-K filed on May 7, 2012 (File No. 001-08454))

4.2
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

10.1
Tax Allocation Agreement, dated as of August 16, 2005, between ACCO World Corporation and Fortune Brands, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated August 12, 2005 and filed August 17, 2005 (File No. 001-08454))

10.2
Separation Agreement, dated November 17, 2011, by and between MeadWestvaco and Monaco SpinCo Inc. (incorporated by reference to Exhibit 10.1 of Registrant's Form 8-K filed on November 22, 2011 (File No. 001-08454))

10.3
Employee Benefits Agreement, dated as of November 17, 2011, by and among MeadWestvaco Corporation, Monaco Spinco Inc. and ACCO Brands Corporation. (incorporated by reference to Exhibit 10.3 of Registrant's Form S-4/A filed on February 13, 2012 (File No. 333-178869))

EXHIBIT INDEX

Number     Description of Exhibit

10.4
Amendment No. 1, dated as of March 19, 2012, to the Separation Agreement, dated as of November 17, 2011, by and among MeadWestvaco Corporation and Monaco SpinCo Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant on March 22, 2012 (File No. 001-08454))

10.5
Tax Matters Agreement, effective as of May 1, 2012, among the Company, MeadWestvaco Corporation and Monaco SpinCo Inc. (incorporated by reference to Exhibit 10.2 of the Registrant's Form 8-K filed on May 7, 2012 (File No. 001-08454))

10.6
Amended and Restated Credit Agreement, dated as of May 13, 2013, among the Company, certain subsidiaries of the Company, Bank of America, N.A., as administrative agent, and the other agents and lenders party thereto. (incorporated by reference to Exhibit 10.2 of the Registrant's Form 8-K filed on May 13, 2013 (File No. 001-08454))

10.7
First Amendment to the Amended and Restated Credit Agreement dated as of July 19, 2013, among the Company, certain subsidiaries of the Company, Bank of America, N.A., as administrative agent, and the other agents and lenders party thereto (incorporated by reference to Exhibit 10.10 of the Registrant's Form 10-K filed on February 25, 2015 (File No. 001-08454))

10.8
Second Amendment to the Amended and Restated Credit Agreement dated as of June 26, 2014, among the Company, certain subsidiaries of the Company, Bank of America, N.A., as administrative agent, and the other agents and lenders party thereto (incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K filed on June 27, 2014 (File No. 001-08454))

10.9
Third Amendment, dated as of April 28, 2015, to the Amended and Restated Credit Agreement, dated as of May 13, 2013, among the Company, Bank of America, N.A., as administrative agent, and the lenders and guarantors party thereto (incorporated by reference to Exhibit 10.1 to Form 10-Q filed by the Registrant on July 29, 2015 (File No. 001-08454))

10.10
Second Amended and Restated Credit Agreement, dated as of April 28, 2015, among the Company, certain subsidiaries of the Company, Bank of America, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.2 to Form 10-Q filed by the Registrant on July 29, 2015 (File No. 001-08454))

10.11
First Amendment, dated as of July 7, 2015, to the Second Amended and Restated Credit Agreement, dated as of April 28, 2015, among the Company, certain subsidiaries of the Company, Bank of America, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.3 to Form 10-Q filed by the Registrant on July 29, 2015 (File No. 001-08454))

Executive Compensation Plans and Management Contracts

10.12	Amended and Restated ACCO Brands Corporation 2005 Incentive Plan (incorporated by reference to Annex A of the Registrant’s definitive proxy statement filed April 4, 2006 (File No. 001-08454))

10.13	Amendment to the Amended and Restated ACCO Brands Corporation 2005 Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant on May 19, 2008 (File No. 001-08454))

10.14	ACCO Brands Corporation Executive Severance Plan (effective December 1, 2007) (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant on November 29, 2007 (File No. 001-08454))

10.15
2008 Amended and Restated ACCO Brands Corporation Supplemental Retirement Plan (incorporated by reference to Exhibit 10.31 to Form 10-K filed by the Registrant on February 29, 2008 (File No. 001-08454))

10.16
Amendment to the 2008 Amended and Restated ACCO Brands Corporation Supplemental Retirement Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant on January 22, 2009 (File No. 001-08454))

10.17	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Registrant on December 24, 2008 (File No. 001-08454))

EXHIBIT INDEX

Number     Description of Exhibit

10.18
Form of Stock-settled Stock Appreciation Rights Agreement under the ACCO Brands Corporation Amended and Restated 2005 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.46 to Form 10-K filed by the Registrant on March 2, 2009 (File No. 001-08454))

10.19
Amended and Restated ACCO Brands Deferred Compensation Plan for Non-Employee Directors, effective December 14, 2009 (incorporated by reference to Exhibit 10.41 to Form 10-K filed by the Registrant on February 26, 2010 (File No. 001-089454))

10.20
Amendment to Deferred Compensation Plan for Non-Employee Directors, effective January 1, 2014 (incorporated by reference to Exhibit 10.15 to Form 10-K filed by the Registrant on February 25, 2014 (File No. 001-089454))

10.21
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

10.23
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

10.29	Amendment of 2011 Amended and Restated ACCO Brands Corporation Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K filed on April 24, 2012 (File No. 001-08454))

10.30
Amendment to the 2008 Amended and Restated ACCO Brands Corporation Supplemental Retirement Plan (incorporated by reference to Exhibit 10.8 of the Registrant's Form 8-K filed on May 7, 2012 (File No. 001-08454))

10.31
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

10.36
Form of Performance Stock Unit Award Agreement under the 2011 Amended and Restated Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K filed on March 10, 2014 (File No. 001-08454))

10.37
Form of Non-qualified Stock Option Agreement under the 2011 Amended and Restated Incentive Plan (incorporated by reference to Exhibit 10.2 of the Registrant's Form 8-K filed on March 10, 2014 (File No. 001-08454))

10.38
Form of Restricted Stock Unit Award Agreement under the 2011 Amended and Restated Incentive Plan (incorporated by reference to Exhibit 10.3 of the Registrant's Form 8-K filed on March 10, 2014 (File No. 001-08454))

10.39
Second Amendment of 2011 Amended and Restated ACCO Brands Corporation Incentive Plan (incorporated by reference to Exhibit 10.4 to Form 10-Q filed by the Registrant on April 30, 2014 (File No. 001-08454))

10.40
Form of Directors Restricted Stock Unit Award Agreement under the ACCO Brands Incentive Plan (incorporated by reference to Exhibit 10.1 to ACCO Brands Corporation's Current Report on Form 8-K filed with the SEC on May 18, 2015 (File No. 001-08454))

10.41
Form of Restricted Stock Unit Award Agreement under the ACCO Brands Incentive Plan (incorporated by reference to Exhibit 10.2 to ACCO Brands Corporation's Current Report on Form 8-K filed with the SEC on May 18, 2015 (File No. 001-08454))

10.42
Form of Performance Stock Unit Award Agreement under the ACCO Brands Incentive Plan (incorporated by reference to Exhibit 10.3 to ACCO Brands Corporation's Current Report on Form 8-K filed with the SEC on May 18, 2015 (File No. 001-08454))

10.43
Form of Nonqualified Stock Option Award Agreement under the ACCO Brands Incentive Plan (incorporated by reference to Exhibit 10.4 to ACCO Brands Corporation's Current Report on Form 8-K filed with the SEC on May 18, 2015 (File No. 001-08454))

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

101
The following financial statements from the Company's Annual Report on Form 10-K for the year ended December 31, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2015 and 2014, (ii) the Consolidated Statements of Income for the years ended December 31, 2015, 2014 and 2013, (iii) the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2015,

EXHIBIT INDEX

Number     Description of Exhibit

2014 and 2013, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013, (v) Consolidated Statements of Stockholders Equity for the years ended December 31, 2015, 2014 and 2013, and (vi) related notes to those financial statements*

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
Kathleen D. Schnaedter
Senior Vice President, Corporate Controller and Chief Accounting Officer (principal accounting officer)
February 24, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on its behalf by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Boris Elisman	President and Chief Executive Officer (principal executive officer)	February 24, 2016
Boris Elisman

/s/ Neal V. Fenwick	Executive Vice President and Chief Financial Officer (principal financial officer)	February 24, 2016
Neal V. Fenwick

/s/ Kathleen D. Schnaedter	Senior Vice President, Corporate Controller and Chief Accounting Officer (principal accounting officer)	February 24, 2016
Kathleen D. Schnaedter

/s/ Robert J. Keller*	Chairman of the Board of Directors	February 24, 2016
Robert J. Keller

/s/ George V. Bayly*	Director	February 24, 2016
George V. Bayly

/s/ James A. Buzzard*	Director	February 24, 2016
James A. Buzzard

Signature	Title	Date

/s/ Kathleen S. Dvorak*	Director	February 24, 2016
Kathleen S. Dvorak

/s/ Robert H. Jenkins*	Director	February 24, 2016
Robert H. Jenkins

/s/ Pradeep Jotwani*	Director	February 24, 2016
Pradeep Jotwani

/s/ Thomas Kroeger*	Director	February 24, 2016
Thomas Kroeger

/s/ Michael Norkus*	Director	February 24, 2016
Michael Norkus

/s/ E. Mark Rajkowski*	Director	February 24, 2016
E. Mark Rajkowski

/s/ Neal V. Fenwick
* Neal V. Fenwick as Attorney-in-Fact

ACCO Brands Corporation
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
SCHEDULE II

Allowances for Doubtful Accounts

Changes in the allowances for doubtful accounts were as follows:

	Year Ended December 31,
(in millions of dollars)	2015	2014	2013
Balance at beginning of year	$5.5	$6.1	$6.5
Additions charged to expense	3.2	1.0	1.5
Deductions - write offs	(3.5)	(1.3)	(1.6)
Foreign exchange changes	(0.4)	(0.3)	(0.3)
Balance at end of year	$4.8	$5.5	$6.1

Allowances for Sales Returns and Discounts

Changes in the allowances for sales returns and discounts were as follows:

	Year Ended December 31,
(in millions of dollars)	2015	2014	2013
Balance at beginning of year	$12.0	$12.9	$10.6
Additions charged to expense	30.3	37.4	41.3
Deductions - returns	(30.4)	(38.4)	(39.1)
Foreign exchange changes	(0.2)	0.1	0.1
Balance at end of year	$11.7	$12.0	$12.9

Allowances for Cash Discounts

Changes in the allowances for cash discounts were as follows:

	Year Ended December 31,
(in millions of dollars)	2015	2014	2013
Balance at beginning of year	$2.0	$2.2	$2.2
Additions charged to expense	14.2	15.5	16.0
Deductions - discounts taken	(13.9)	(15.6)	(16.2)
Foreign exchange changes	(0.1)	(0.1)	0.2
Balance at end of year	$2.2	$2.0	$2.2

ACCO Brands Corporation
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
SCHEDULE II (Continued)

Warranty Reserves

Changes in the reserve for warranty claims were as follows:

	Year Ended December 31,
(in millions of dollars)	2015	2014	2013
Balance at beginning of year	$1.8	$2.2	$2.8
Provision for warranties issued	1.8	2.0	2.0
Deductions - settlements made (in cash or in kind)	(1.8)	(2.4)	(2.6)
Foreign exchange changes	(0.1)	—	—
Balance at end of year	$1.7	$1.8	$2.2

Income Tax Valuation Allowance

Changes in the deferred tax valuation allowances were as follows:

	Year Ended December 31,
(in millions of dollars)	2015	2014	2013
Balance at beginning of year	$23.9	$33.0	$55.4
(Credits) charges to expense	(0.3)	0.2	(11.6)
Credited to other accounts	(1.1)	(8.7)	(10.5)
Foreign exchange changes	(0.4)	(0.6)	(0.3)
Balance at end of year	$22.1	$23.9	$33.0

See accompanying report of independent registered public accounting firm.