Form 10-Q
period 2016-03-31
ACCO BRANDS Corp
filed 2016-04-27
CIK 712034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2016

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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 21, 2016, the registrant had outstanding 106,996,667 shares of Common Stock.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements included in this Quarterly Report on Form 10-Q are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of invoking these safe harbor provisions. These forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the ACCO Brands Corporation (the "Company"), are generally identifiable by use of the words "will," "believe," "expect," "intend," "anticipate," "estimate," "forecast," "project," "plan," or similar expressions. In particular, our business outlook is based on certain assumptions, which we believe to be reasonable under the circumstances. These include, without limitation, assumptions regarding changes in the macro environment, fluctuations in foreign currency rates, changes in the competitive landscape and consumer behavior and the effect of consolidation in the office products industry, as well as other factors described below.

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

Some of the factors that could affect our results or cause plans, actions and results to differ materially from current expectations are detailed in "Part I, Item 1. Business" and "Part I, Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2015, the discussions set forth in "Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations" of this Quarterly Report on Form 10-Q and from time to time in our other SEC filings. Other factors include our ability to realize the synergies, growth opportunities and other potential benefits of acquiring the remaining 50% of Pelikan Artline Pty Limited ("Pelikan") that we do not already own and successfully combine it with our existing Australian business, the risk that a material condition to the closing of the Pelikan acquisition may not be satisfied, the length of time necessary to consummate the Pelikan acquisition and our ability to effectuate and timely complete the redemption of the minority interest in a subsidiary of Pelikan.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ACCO Brands Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

	March 31, 2016	December 31, 2015
(in millions of dollars)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$102.4	$55.4
Accounts receivable, net	226.6	369.3
Inventories	260.3	203.6
Other current assets	35.0	25.3
Total current assets	624.3	653.6
Total property, plant and equipment	532.7	526.1
Less: accumulated depreciation	(324.7)	(317.0)
Property, plant and equipment, net	208.0	209.1
Deferred income taxes	25.1	25.1
Goodwill	508.1	496.9
Identifiable intangibles, net	522.6	520.9
Other non-current assets	51.6	47.8
Total assets	$1,939.7	$1,953.4
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$3.3	$—
Accounts payable	152.5	147.6
Accrued compensation	21.4	34.0
Accrued customer program liabilities	78.5	108.7
Accrued interest	14.9	6.3
Other current liabilities	48.8	58.7
Total current liabilities	319.4	355.3
Long-term debt, net	717.8	720.5
Deferred income taxes	135.4	142.3
Pension and post-retirement benefit obligations	85.1	89.1
Other non-current liabilities	69.3	65.0
Total liabilities	1,327.0	1,372.2
Stockholders' equity:
Common stock	1.1	1.1
Treasury stock	(16.9)	(11.8)
Paid-in capital	1,992.8	1,988.3
Accumulated other comprehensive loss	(401.9)	(429.2)
Accumulated deficit	(962.4)	(967.2)
Total stockholders' equity	612.7	581.2
Total liabilities and stockholders' equity	$1,939.7	$1,953.4

See Notes to Condensed Consolidated Financial Statements.

ACCO Brands Corporation and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
(in millions of dollars, except per share data)	2016	2015
Net sales	$278.1	$290.0
Cost of products sold	195.7	209.8
Gross profit	82.4	80.2
Operating costs and expenses:
Advertising, selling, general and administrative expenses	71.2	72.9
Amortization of intangibles	4.7	5.2
Restructuring credits	—	(0.5)
Total operating costs and expenses	75.9	77.6
Operating income	6.5	2.6
Non-operating expense (income):
Interest expense	10.7	11.2
Interest income	(1.4)	(1.1)
Equity in earnings of joint ventures	(1.3)	(1.4)
Other expense (income), net	1.1	(0.4)
Loss before income tax	(2.6)	(5.7)
Income tax (benefit) expense	(7.4)	0.1
Net income (loss)	$4.8	$(5.8)

Per share:
Basic income (loss) per share	$0.05	$(0.05)
Diluted income (loss) per share	$0.04	$(0.05)

Weighted average number of shares outstanding:
Basic	106.1	112.0
Diluted	108.2	112.0
See Notes to Condensed Consolidated Financial Statements.

ACCO Brands Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended March 31,
(in millions of dollars)	2016	2015
Net income (loss)	$4.8	$(5.8)
Other comprehensive income (loss), before tax:
Unrealized (loss) gain on derivative financial instruments:
(Loss) gain arising during the period	(3.0)	4.6
Reclassification of gain included in net income	(0.7)	(5.7)
Foreign currency translation:
Foreign currency translation adjustments	27.4	(77.8)
Pension and other post-retirement plans:
Amortization of actuarial loss included in net income	1.0	1.1
Amortization of prior service cost included in net income	0.1	0.1
Other	2.2	4.9
Other comprehensive income (loss), before tax	27.0	(72.8)
Income tax benefit (expense) related to items of other comprehensive income (loss)	0.3	(1.2)
Comprehensive income (loss)	$32.1	$(79.8)

See Notes to Condensed Consolidated Financial Statements.

ACCO Brands Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(in millions of dollars)	2016	2015
Operating activities
Net income (loss)	$4.8	$(5.8)
Loss on disposal of assets	0.1	0.2
Depreciation	7.8	8.5
Amortization of debt issuance costs	0.7	0.9
Amortization of intangibles	4.7	5.2
Stock-based compensation	3.3	3.0
Equity in earnings of joint ventures, net of dividends received	(0.9)	2.1
Changes in balance sheet items:
Accounts receivable	153.0	157.2
Inventories	(53.0)	(52.8)
Other assets	(9.2)	(5.2)
Accounts payable	2.5	(2.6)
Accrued expenses and other liabilities	(49.1)	(55.5)
Accrued income taxes	(13.1)	(5.3)
Net cash provided by operating activities	51.6	49.9
Investing activities
Additions to property, plant and equipment	(3.9)	(8.7)
Proceeds from the disposition of assets	—	0.1
Net cash used by investing activities	(3.9)	(8.6)
Financing activities
Borrowings of notes payable, net	—	19.8
Repurchases of common stock	—	(14.6)
Payments related to tax withholding for share-based compensation	(5.0)	(4.8)
Excess tax benefit from share-based compensation	0.9	—
Proceeds from the exercise of stock options	0.3	—
Net cash (used) provided by financing activities	(3.8)	0.4
Effect of foreign exchange rate changes on cash and cash equivalents	3.1	(4.1)
Net increase in cash and cash equivalents	47.0	37.6
Cash and cash equivalents
Beginning of the period	55.4	53.2
End of the period	$102.4	$90.8

See Notes to Condensed Consolidated Financial Statements.

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

1. Basis of Presentation

As used in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, the terms "ACCO Brands," "ACCO," the "Company," "we," "us," and "our" refer to ACCO Brands Corporation and its consolidated subsidiaries.

The management of ACCO Brands Corporation is responsible for the accuracy and internal consistency of the preparation of the condensed consolidated financial statements and notes contained in this Quarterly Report on Form 10-Q.

The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. Although the Company believes the disclosures are adequate to make the information presented not misleading, certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the U.S. ("U.S. GAAP") have been condensed or omitted pursuant to those rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

The Condensed Consolidated Balance Sheet as of March 31, 2016, the related Consolidated Statements of Operations and the Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2016 and 2015 and Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015 are unaudited. The December 31, 2015 Condensed Consolidated Balance Sheet data was derived from audited financial statements, but does not include all annual disclosures required by U.S. GAAP. The above referenced financial statements included herein were prepared by management on the same basis as the Company's audited consolidated financial statements for the year ended December 31, 2015 and reflect all adjustments (consisting solely of normal recurring items unless otherwise noted) which are, in the opinion of management, necessary for the fair presentation of results of operations and cash flows for the interim periods ended March 31, 2016 and 2015, and the financial position of the Company as of March 31, 2016. Interim results may not be indicative of results for a full year.

The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting periods. Actual results could differ from those estimates.

2. Recent Accounting Pronouncement

In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-09, Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). The standard update simplifies the accounting for employee share-based payments and involves several aspects of the accounting for share-based transactions, including the potential timing of expenses, the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any entity in any interim or annual period. The Company is in the process of evaluating the impact of adoption of ASU 2016-09 on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). The standard will require the recognition, on the balance sheet, of most leases as lease assets (right-of-use assets) and lease liabilities by lessees for those leases classified as operating leases under previous U.S. GAAP. The standard also includes increased disclosures to meet the objective of enabling users of financial statements to understand more about the nature of an entity’s leasing activities. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted and adoption of ASU 2016-02 is to be done on a modified retrospective basis. The Company is in the process of evaluating the impact of adoption of ASU 2016-02 on its consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory ("ASU 2015-11"). The standard applies to inventory that is measured using first-in, first-out (FIFO) or average cost. An entity should measure inventory within the scope of ASU 2015-11 at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The amendments in ASU 2015-11 more closely align the measurement of inventory in U.S. GAAP with the measurement of inventory in International Financial Reporting Standards (IFRS). ASU 2015-11 is effective for fiscal years beginning after December 15, 2016. The Company is in the process of evaluating the impact of adoption of ASU 2015-11 on its consolidated financial statements.

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). The standard provides companies with a single model for use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize revenue when control of the goods or services transfers to the customer, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers ("ASU 2015-14") deferring by one year the effective date of ASU 2014-09 until reporting periods beginning after December 15, 2017, with early adoption permitted for annual reporting periods beginning on or after December 15, 2016, and interim periods within those annual periods. In March 2016, the FASB issued ASU No. 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net) ("ASU 2016-08"). The amendments in ASU 2016-08 affect ASU 2014-09 and are related to the principal versus agent considerations implementation guidance in ASU 2014-09. The Company is currently in the process of evaluating the impact of adoption these ASUs on the Company’s consolidated financial statements.

3. Long-term Debt and Short-term Borrowings

Notes payable and long-term debt, listed in order of their security interests, consisted of the following as of March 31, 2016 and December 31, 2015:

(in millions of dollars)	March 31, 2016	December 31, 2015
U.S. Dollar Senior Secured Term Loan A, due April 2020 (floating interest rate of 2.13% at March 31, 2016 and 1.88% at December 31, 2015)	$229.0	$229.0
Senior Unsecured Notes, due April 2020 (fixed interest rate of 6.75%)	500.0	500.0
Total debt	729.0	729.0
Less:
Current portion	3.3	—
Debt issuance costs, unamortized	7.9	8.5
Long-term debt, net	$717.8	$720.5

As of March 31, 2016, there were no borrowings under the revolving credit facility. The amount available for borrowings was $291.8 million (allowing for $8.2 million of letters of credit outstanding on that date).

As more fully described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, we must meet certain restrictive debt covenants under the senior secured credit facilities. The indenture governing the senior unsecured notes also contains certain covenants. As of and for the period ended March 31, 2016 and December 31, 2015, the Company was in compliance with all applicable loan covenants.

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)

4. Pension and Other Retiree Benefits

The components of net periodic benefit (income) cost for pension and post-retirement plans for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended March 31,
	Pension Benefits				Post-retirement
	U.S.		International
(in millions of dollars)	2016	2015	2016	2015	2016	2015
Service cost	$0.3	$0.4	$0.2	$0.2	$—	$—
Interest cost	1.8	2.2	2.7	3.2	0.1	—
Expected return on plan assets	(3.0)	(3.1)	(4.6)	(5.4)	—	—
Amortization of net loss (gain)	0.5	0.5	0.6	0.6	(0.1)	—
Amortization of prior service cost	0.1	0.1	—	—	—	—
Curtailment gain	—	—	—	—	—	(0.2)
Settlement gain	—	—	—	—	—	(0.3)
Net periodic benefit (income) cost	$(0.3)	$0.1	$(1.1)	$(1.4)	$—	$(0.5)

We expect to contribute approximately $6.7 million to our defined benefit plans in 2016. For the three months ended March 31, 2016, we have contributed $1.6 million to these plans.

5. Stock-Based Compensation

The following table summarizes the our stock-based compensation expense (including stock options, restricted stock units ("RSUs") and performance stock units ("PSUs")) for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
(in millions of dollars)	2016	2015
Stock option compensation expense	$0.9	$0.9
RSU compensation expense	1.0	1.2
PSU compensation expense	1.4	0.9
Total stock-based compensation expense	$3.3	$3.0

During the first quarter of 2016, the Company's Board of Directors approved a stock compensation grant, which consisted of 424,975 RSUs and 1,005,909 PSUs.

We generally recognize compensation expense for stock-based awards ratably over the vesting period. The following table summarizes our unrecognized compensation expense and the weighted-average period over which the expense will be recognized as of March 31, 2016:

	March 31, 2016
	Unrecognized	Weighted Average
	Compensation	Years Expense To Be
(in millions of dollars, except weighted average years)	Expense	Recognized Over
Stock options	$3.6	1.6
RSUs	$6.1	2.1
PSUs	$12.2	2.1

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)

6. Inventories

Inventories are stated at the lower of cost or market value. The components of inventories were as follows:

(in millions of dollars)	March 31, 2016	December 31, 2015
Raw materials	$42.8	$33.3
Work in process	3.2	2.6
Finished goods	214.3	167.7
Total inventories	$260.3	$203.6

7. Goodwill and Identifiable Intangible Assets

Goodwill

As more fully described in the Company’s 2015 Annual Report on Form 10-K, we test goodwill for impairment at least annually and on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. The Company performed this annual assessment, on a qualitative basis, as allowed by U.S. GAAP, in the second quarter of 2015 and concluded that no impairment existed.

Changes in the net carrying amount of goodwill by segment were as follows:

(in millions of dollars)	ACCO Brands North America	ACCO Brands International	Computer Products Group	Total

Balance at December 31, 2015	$377.5	$112.6	$6.8	$496.9
Translation	3.6	7.6	—	11.2
Balance at March 31, 2016	$381.1	$120.2	$6.8	$508.1

Goodwill	$512.0	$204.4	$6.8	$723.2
Accumulated impairment losses	(130.9)	(84.2)	—	(215.1)
Balance at March 31, 2016	$381.1	$120.2	$6.8	$508.1

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)

Identifiable Intangible Assets

The gross carrying value and accumulated amortization by class of identifiable intangible assets as of March 31, 2016 and December 31, 2015 were as follows:

	March 31, 2016				December 31, 2015
(in millions of dollars)	Gross Carrying Amounts	Accumulated Amortization		Net Book Value	Gross Carrying Amounts	Accumulated Amortization		Net Book Value
Indefinite-lived intangible assets:
Trade names	$477.4	$(44.5)	(1)	$432.9	$471.8	$(44.5)	(1)	$427.3
Amortizable intangible assets:
Trade names	122.9	(63.7)		59.2	122.6	(61.7)		60.9
Customer and contractual relationships	96.0	(66.4)		29.6	94.9	(63.1)		31.8
Patents/proprietary technology	0.9	—		0.9	0.9	—		0.9
Subtotal	219.8	(130.1)		89.7	218.4	(124.8)		93.6
Total identifiable intangibles	$697.2	$(174.6)		$522.6	$690.2	$(169.3)		$520.9

(1)	Accumulated amortization prior to the adoption of authoritative guidance on goodwill and indefinite-lived intangible assets, at which time further amortization ceased.

The Company’s intangible amortization expense was $4.7 million and $5.2 million for the three months ended March 31, 2016 and 2015, respectively.

Estimated amortization expense for amortizable intangible assets as of March 31, 2016 for the current year and the next five years are as follows:

(in millions of dollars)	2016	2017	2018	2019	2020	2021
Estimated amortization expense(1)	$17.1	$14.0	$11.8	$9.7	$7.6	$5.6

(1)
Actual amounts of amortization expense may differ from estimated amounts due to changes in foreign currency exchange rates, additional intangible asset acquisitions, impairment of intangible assets, accelerated amortization of intangible assets and other events.

We test indefinite-lived intangibles for impairment at least annually and on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. We performed this annual assessment, on a qualitative basis, as allowed by U.S. GAAP, in the second quarter of 2015 and concluded that no impairment existed. In the fourth quarter of 2015 we performed a quantitative test (Step 1), as we identified a trigger event related to our trade name primarily used in Brazil. While we concluded that no impairment existed, the trade name's fair value has been significantly reduced. Key financial assumptions utilized to determine the fair value of our trade name primarily used in Brazil included a long-term growth rate of 6.5% and a 14.5% discount rate. The fair values of certain other indefinite-lived trade names are also not substantially above their carrying values. As of March 31, 2016 the aggregate carrying value of indefinite-lived trade names not substantially above their fair values was $182.3 million.

8. Restructuring

During 2014 and in years prior, we initiated restructuring actions that further enhanced our ongoing efforts to centralize, control and streamline our global and regional operational, supply chain and administrative functions, primarily associated with our North American school, office and Computer Products Group workforce.

We recorded $0.0 million and $0.5 million of income for the three months ended March 31, 2016 and 2015, respectively. Employee termination income in 2015 relates to the release of reserves no longer required.

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)

A summary of the activity in the restructuring accounts for the three months ended March 31, 2016 was as follows:

(in millions of dollars)	Balance at December 31, 2015	(Income)/ Provision	Cash Expenditures	Non-cash Items/ Currency Change	Balance at March 31, 2016
Employee termination costs	$0.9	$—	$(0.4)	$—	$0.5
Termination of lease agreements	0.1	—	(0.1)	—	—
Total restructuring liability	$1.0	$—	$(0.5)	$—	$0.5

9. Income Taxes

The reconciliation of income taxes for the three month periods ended March 31, 2016 and 2015, computed at the U.S. federal statutory income tax rate, compared to our effective income tax rate, was as follows:

	Three Months Ended March 31,
(in millions of dollars)	2016	2015
Income tax benefit computed at U.S. statutory income tax rate (35%)	$(0.9)	$(2.0)
Interest on Brazilian Tax Assessment	0.6	0.7
Realized foreign exchange loss on intercompany loan	(7.4)	—
Miscellaneous	0.3	1.4
Income tax (benefit) expense as reported	$(7.4)	$0.1
Effective tax rate	284.6%	(1.8)%

For the three months ended March 31, 2016, we recorded an income tax benefit of $7.4 million on a loss before taxes of $2.6 million. For the three months ended March 31, 2015, we reported an income tax expense of $0.1 million on a loss before taxes of $5.7 million. The high effective tax rate in 2016 is due to a tax loss on foreign exchange on the repayment of an intercompany loan, for which the pre-tax effect is recorded in equity.

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

Because there is no settled legal precedent on which to base a definitive opinion as to whether we will ultimately prevail, we consider the outcome of this dispute to be uncertain. Since it is not more likely than not that we will prevail, in 2012, we recorded a reserve in the amount of $44.5 million (at December 31, 2012 exchange rates) in consideration of this contingency, of

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)

which $43.3 million was recorded as an adjustment to the purchase price and which included the 2007-2012 tax years plus penalties and interest through December 2012. Included in this reserve is an assumption of penalties at 75%, which is the standard penalty. While there is a possibility that a penalty of 150% could be imposed, based on the facts in our case and existing precedent, we believe the likelihood of a 150% penalty being imposed is not more likely than not. In the meantime, we will continue to actively monitor administrative and judicial court decisions and evaluate their impact, if any, on our legal assessment of the ultimate outcome of our case. In addition, we will continue to accrue interest related to this contingency until such time as the outcome is known or until evidence is presented that we are more likely than not to prevail. During the three months ended March 31, 2016 and 2015, we accrued additional interest as a charge to current tax expense of $0.6 million and $0.7 million, respectively. At current exchange rates, our accrual through March 31, 2016, including tax, penalties and interest is $31.5 million.

10. Earnings per Share

Total outstanding shares as of March 31, 2016 and 2015 were 107.0 million and 110.9 million, respectively. Under our stock repurchase program, for the three months ended March 31, 2015 we repurchased and retired 2.1 million shares of common stock. No shares were repurchased during the three months ended March 31, 2016. In addition, for the three months ended March 31, 2016 and 2015 we acquired 0.7 million and 0.6 million, respectively, of treasury shares, related to tax withholding for share-based compensation. The calculation of basic earnings per common share is based on the weighted average number of common shares outstanding in the year, or period, over which they were outstanding. Our calculation of diluted earnings per common share assumes that any common shares outstanding were increased by shares that would be issued upon exercise of those stock units for which the average market price for the period exceeds the exercise price less the shares that could have been purchased by the Company with the related proceeds, including compensation expense measured but not yet recognized, net of tax.

	Three Months Ended March 31,
(in millions)	2016	2015
Weighted-average number of common shares outstanding — basic	106.1	112.0
Stock options	0.1	—
Stock-settled stock appreciation rights	0.1	—
Restricted stock units	1.9	—
Adjusted weighted-average shares and assumed conversions — diluted(1)	108.2	112.0

(1)
Due to the net loss during the three months ended March 31, 2015, the denominator in the diluted earnings per share calculation does not include the effects of the stock awards for which the average market price for the period exceeds the exercise price, as it would result in a less dilutive computation. As a result, reported diluted earnings per share for the three months ended March 31, 2015 is the same as basic earnings per share.

Awards of potentially dilutive shares of common stock, which have exercise prices that were higher than the average market price during the period, are not included in the computation of dilutive earnings per share as their effect would have been anti-dilutive. For the three months ended March 31, 2016 and 2015, these shares were approximately 7.1 million and 9.8 million, respectively.

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
Notes to Condensed Consolidated Financial Statements (Continued)

Forward Currency Contracts

We enter into forward foreign currency contracts to reduce the effect of fluctuating foreign currencies, primarily on foreign denominated inventory purchases and intercompany loans. The majority of the Company’s exposure to local currency movements is in Europe, Australia, Canada, Brazil, Mexico and Japan.

Forward currency contracts are used to hedge foreign denominated inventory purchases for Europe, Australia, Canada and Japan and are designated as cash flow hedges. Unrealized gains and losses on these contracts for inventory purchases are deferred in other comprehensive income (loss) until the contracts are settled and the underlying hedged transactions are recognized, at which time the deferred gains or losses will be reported in the "Cost of products sold" line in the "Consolidated Statements of Operations." As of March 31, 2016 and December 31, 2015, we had cash-flow-designated foreign exchange contracts outstanding with a U.S. dollar equivalent notional value of $69.2 million and $68.2 million, respectively.

Forward currency contracts used to hedge foreign denominated intercompany loans are not designated as hedging instruments. Gains and losses on these derivative instruments are recognized within "Other expense (income), net" in the "Consolidated Statements of Operations" and are largely offset by the change in the current translated value of the hedged item. In the first of quarter of 2016, we also took out a forward currency contract to hedge an expected intercompany dividend, which also was not designated as a hedging instrument. The periods of the forward foreign exchange contracts correspond to the periods of the hedged transactions, and do not extend beyond March 2017. As of March 31, 2016 and December 31, 2015, we had undesignated foreign exchange contracts outstanding with a U.S. dollar equivalent notional value of $136.1 million and $33.3 million, respectively.

The following table summarizes the fair value of our derivative financial instruments as of March 31, 2016 and December 31, 2015:

	Fair Value of Derivative Instruments
	Derivative Assets			Derivative Liabilities
(in millions of dollars)	Balance Sheet Location	March 31, 2016	December 31, 2015	Balance Sheet Location	March 31, 2016	December 31, 2015
Derivatives designated as hedging instruments:
Foreign exchange contracts	Other current assets	$—	$1.9	Other current liabilities	$3.3	$0.3
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current assets	0.6	0.7	Other current liabilities	2.1	0.1
Total derivatives		$0.6	$2.6		$5.4	$0.4
The following tables summarize the pre-tax effect of our derivative financial instruments on the condensed consolidated financial statements for the three months ended March 31, 2016 and 2015:

	The Effect of Derivative Instruments in Cash Flow Hedging Relationships on the Consolidated Financial Statements
	Amount of Gain (Loss) Recognized in OCI (Effective Portion)		Location of (Gain) Loss Reclassified from OCI to Income	Amount of (Gain) Loss Reclassified from AOCI to Income (Effective Portion)
	Three Months Ended March 31,			Three Months Ended March 31,
(in millions of dollars)	2016	2015		2016	2015
Cash flow hedges:
Foreign exchange contracts	$(0.3)	$4.6	Cost of products sold	$(0.7)	$(5.7)

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)

	The Effect of Derivatives Not Designated as Hedging Instruments on the Condensed Consolidated Statements of Operations
	Location of (Gain) Loss Recognized in Income on Derivatives	Amount of (Gain) Loss Recognized in Income
		Three Months Ended March 31,
(in millions of dollars)		2016	2015
Foreign exchange contracts	Other expense (income), net	$0.6	$0.9

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

We have determined that our financial assets and liabilities are Level 2 in the fair value hierarchy. The following table sets forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2016 and December 31, 2015:

(in millions of dollars)	March 31, 2016	December 31, 2015
Assets:
Forward currency contracts	$0.6	$2.6
Liabilities:
Forward currency contracts	$5.4	$0.4

Our forward currency contracts are included in "Other current assets" or "Other current liabilities" and mature within 12 months. The forward foreign currency exchange contracts are primarily valued based on the foreign currency spot and forward rates quoted by the banks or foreign currency dealers. As such, these derivative instruments are classified within Level 2.

The fair values of cash and cash equivalents, notes payable to banks, accounts receivable and accounts payable approximate carrying amounts due principally to their short maturities. The carrying amount of total debt was $729.0 million and $729.0 million and the estimated fair value of total debt was $754.3 million and $740.3 million at March 31, 2016 and December 31, 2015, respectively. The fair values are determined from quoted market prices, where available, and from investment bankers using current interest rates considering credit ratings and the remaining time to maturity.

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)

13. Accumulated Other Comprehensive Income (Loss)

Comprehensive income is defined as net income (loss) and other changes in stockholders’ equity from transactions and other events from sources other than stockholders. The components of, and changes in, accumulated other comprehensive income (loss), net of tax were as follows:

(in millions of dollars)	Derivative Financial Instruments	Foreign Currency Adjustments	Unrecognized Pension and Other Post-retirement Benefit Costs	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2015	$0.8	$(302.7)	$(127.3)	$(429.2)
Other comprehensive income (loss) before reclassifications, net of tax	(2.0)	27.4	1.7	27.1
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	(0.5)	—	0.7	0.2
Balance at March 31, 2016	$(1.7)	$(275.3)	$(124.9)	$(401.9)

The reclassifications out of accumulated other comprehensive income (loss) for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended March 31,
	2016	2015
(in millions of dollars)	Amount Reclassified from Accumulated Other Comprehensive Income		Location on Income Statement
Details about Accumulated Other Comprehensive Income Components
Gain on cash flow hedges:
Foreign exchange contracts	$0.7	$5.7	Cost of products sold
Tax expense	(0.2)	(1.7)	Income tax (benefit) expense
Net of tax	$0.5	$4.0
Defined benefit plan items:
Amortization of actuarial loss	$(1.0)	$(1.1)	(1)
Amortization of prior service cost	(0.1)	(0.1)	(1)
Total before tax	(1.1)	(1.2)
Tax benefit	0.4	0.8	Income tax (benefit) expense
Net of tax	$(0.7)	$(0.4)

Total reclassifications for the period, net of tax	$(0.2)	$3.6

(1)
These accumulated other comprehensive income components are included in the computation of net periodic benefit cost for pension and post-retirement plans (See "Note 4. Pension and Other Retiree Benefits" for additional details).

14. Information on Business Segments

ACCO Brands is one of the world's largest designers, marketers and manufacturers of branded business, academic and consumer products.

The Company’s three business segments are described below.

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)

ACCO Brands North America and ACCO Brands International

ACCO Brands North America and ACCO Brands International design, market, source, manufacture and sell traditional office products, academic supplies and calendar products. ACCO Brands North America comprises the U.S. and Canada, and ACCO Brands International comprises the rest of the world, primarily Northern Europe, Brazil, Australia and Mexico.

Our business, academic and calendar product lines use name brands such as AT-A-GLANCE®, Day-Timer®, Five Star®, GBC®, Hilroy, Marbig, Mead®, NOBO, Quartet®, Rexel, Swingline®, Tilibra®, Wilson Jones® and many others. Products and brands are not confined to one channel or product category and are sold based on end-user preference in each geographic location.

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

Our academic products include notebooks, folders, decorative calendars and stationery products. We distribute our academic products primarily through mass merchandisers, and other retailers, such as grocery, drug and office superstores as well as on-line retailers. We also supply private label products within the academic products sector.

Our calendar products are sold through all the same channels where we sell office or school products, as well as directly to consumers both on-line and through direct mail.

Our customers are primarily large global and regional resellers of our products including traditional office supply resellers, wholesalers and other retailers, including on-line retailers. Mass merchandisers and retail channels primarily sell to individual consumers but also to small businesses. We also sell to commercial contract dealers, wholesalers, distributors and independent dealers who primarily serve business end-users. Over half of our product sales by our customers are to business end-users, who generally seek premium products that have added value or ease-of-use features and a reputation for reliability, performance and professional appearance. Some of our binding and laminating equipment products are sold directly to high-volume end-users and commercial reprographic centers. We also sell our directly to consumers.

Computer Products Group

Our Computer Products Group designs, sources, distributes, markets and sells accessories for laptop and desktop computers and tablets. These accessories primarily include security products, input devices such as presenters, mice and trackballs, ergonomic aids such as foot and wrist rests, docking station, and other PC and tablet accessories. We sell these products mostly under the Kensington®, Microsaver® and ClickSafe® brand names, with the majority of revenue coming from the U.S. and Northern Europe. Our computer products are manufactured by third-party suppliers, principally in Asia, and are distributed from our regional facilities. Our computer products are sold primarily to consumer electronics retailers, information technology value-added resellers, original equipment manufacturers, and office products retailers, as well as directly to consumers on-line.

Net sales by business segment for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended March 31,
(in millions of dollars)	2016	2015
ACCO Brands North America	$165.7	$166.7
ACCO Brands International	85.3	94.6
Computer Products Group	27.1	28.7
Net sales	$278.1	$290.0

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)

Operating income by business segment for the three months ended March 31, 2016 and 2015 was as follows:

	Three Months Ended March 31,
(in millions of dollars)	2016	2015
ACCO Brands North America	$10.3	$5.6
ACCO Brands International	3.8	3.3
Computer Products Group	1.7	2.0
Segment operating income	15.8	10.9
Corporate	(9.3)	(8.3)
Operating income(a)	6.5	2.6
Interest expense	10.7	11.2
Interest income	(1.4)	(1.1)
Equity in earnings of joint ventures	(1.3)	(1.4)
Other expense (income), net	1.1	(0.4)
Loss before income tax	$(2.6)	$(5.7)

(a)
Operating income as presented in the segment table above is defined as i) net sales; ii) less cost of products sold; iii) less advertising, selling, general and administrative expenses; iv) less amortization of intangibles; and v) less restructuring charges.

15. Joint-Venture Investment

Summarized below is the financial information for the Company’s joint-venture, Pelikan Artline Pty Limited, in which we own a 50% interest and which is accounted for under the equity method. Accordingly, we record our proportionate share of earnings or losses on the line entitled "Equity in earnings of joint ventures" in the "Consolidated Statements of Operations." Our share of the net assets of the joint venture is included within "Other non-current assets" in the "Condensed Consolidated Balance Sheets." On March 21, 2016, the Company announced that it had signed a definitive agreement to acquire the remaining 50% of Pelikan Artline Pty Limited. The closing of the transaction is subject to customary closing conditions, including the receipt of certain consents and is currently expected to occur in the second quarter of 2016.

	Three Months Ended March 31,
(in millions of dollars)	2016	2015
Net sales	$26.0	$24.1
Gross profit	9.8	9.9
Net income	2.5	2.9

(in millions of dollars)	March 31, 2016	December 31, 2015
Current assets	$76.3	$76.6
Non-current assets	45.8	43.6
Current liabilities	33.6	37.5
Non-current liabilities	13.0	13.1

16. Commitments and Contingencies

Pending Litigation - Brazil Tax Assessment

In connection with our May 1, 2012 acquisition of Mead C&OP we assumed all of the tax liabilities for the acquired foreign operations. See "Note 9. Income Taxes - Income Tax Assessment" for details on tax assessments issued by the FRD against our

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)

acquired indirect subsidiary, Tilibra, which challenged the tax deduction of goodwill from Tilibra's taxable income for the years 2007 through 2010.

Other Pending Litigation

There are various other claims, lawsuits and pending actions against us incidental to our operations. It is the opinion of management that (other than the Brazilian Tax Assessment) the ultimate resolution of these matters will not have a material adverse effect on our consolidated financial condition, results of operations or cash flow. However, there is no assurance that we will ultimately be successful in our defense of any of these matters or that an adverse outcome in any matter will not affect our results of operations, financial condition or cash flow.

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

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)

17. Condensed Consolidating Financial Information

Certain of the Company’s 100% owned domestic subsidiaries are required to jointly and severally, fully and unconditionally guarantee the 6.75% Senior Unsecured Notes that are due in the year 2020. Rather than filing separate financial statements for each guarantor subsidiary with the SEC, the Company has elected to present the following condensed consolidating financial statements, which includes the condensed consolidating statements of comprehensive income and results of operations for the three months ended March 31, 2016 and 2015, cash flows for the three months ended March 31, 2016, and 2015, and financial position as of March 31, 2016 and December 31, 2015 of the Company and its guarantor and non-guarantor subsidiaries (in each case carrying investments under the equity method), and the eliminations necessary to arrive at the reported amounts included in the condensed consolidated financial statements of the Company.

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)

Condensed Consolidating Balance Sheets (Unaudited)

	March 31, 2016
(in millions of dollars)	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$3.7	$20.3	$78.4	$—	$102.4
Accounts receivable, net	—	94.9	131.7	—	226.6
Inventories	—	166.8	93.5	—	260.3
Receivables from affiliates	11.4	472.2	61.6	(545.2)	—
Other current assets	2.1	16.0	16.9	—	35.0
Total current assets	17.2	770.2	382.1	(545.2)	624.3
Property, plant and equipment, net	4.1	103.7	100.2	—	208.0
Deferred income taxes	—	—	25.1	—	25.1
Goodwill	—	330.8	177.3	—	508.1
Identifiable intangibles, net	57.4	378.0	87.2	—	522.6
Other non-current assets	2.9	1.0	47.7	—	51.6
Investment in, long-term receivable from affiliates	1,567.7	902.8	441.0	(2,911.5)	—
Total assets	$1,649.3	$2,486.5	$1,260.6	$(3,456.7)	$1,939.7
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$3.3	$—	$—	$—	$3.3
Accounts payable	0.3	94.5	57.7	—	152.5
Accrued compensation	1.1	10.2	10.1	—	21.4
Accrued customer programs liabilities	—	41.4	37.1	—	78.5
Accrued interest	14.9	—	—	—	14.9
Other current liabilities	3.8	20.3	24.7	—	48.8
Payables to affiliates	10.1	210.6	239.2	(459.9)	—
Total current liabilities	33.5	377.0	368.8	(459.9)	319.4
Long-term debt, net	717.8	—	—	—	717.8
Long-term notes payable to affiliates	178.2	26.7	—	(204.9)	—
Deferred income taxes	102.0	—	33.4	—	135.4
Pension and post-retirement benefit obligations	1.5	54.3	29.3	—	85.1
Other non-current liabilities	3.6	20.3	45.4	—	69.3
Total liabilities	1,036.6	478.3	476.9	(664.8)	1,327.0
Stockholders’ equity:
Common stock	1.1	448.1	224.0	(672.1)	1.1
Treasury stock	(16.9)	—	—	—	(16.9)
Paid-in capital	1,992.8	1,551.1	743.0	(2,294.1)	1,992.8
Accumulated other comprehensive loss	(401.9)	(68.7)	(278.3)	347.0	(401.9)
(Accumulated deficit) retained earnings	(962.4)	77.7	95.0	(172.7)	(962.4)
Total stockholders’ equity	612.7	2,008.2	783.7	(2,791.9)	612.7
Total liabilities and stockholders’ equity	$1,649.3	$2,486.5	$1,260.6	$(3,456.7)	$1,939.7

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)

Condensed Consolidating Balance Sheets

	December 31, 2015
(in millions of dollars)	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$0.8	$0.3	$54.3	$—	$55.4
Accounts receivable, net	—	163.8	205.5	—	369.3
Inventories	—	125.8	77.8	—	203.6
Receivables from affiliates	4.4	474.6	64.5	(543.5)	—
Other current assets	1.1	10.8	13.4	—	25.3
Total current assets	6.3	775.3	415.5	(543.5)	653.6
Property, plant and equipment, net	3.7	107.8	97.6	—	209.1
Deferred income taxes	—	—	25.1	—	25.1
Goodwill	—	330.8	166.1	—	496.9
Identifiable intangibles, net	57.4	382.0	81.5	—	520.9
Other non-current assets	3.1	0.8	43.9	—	47.8
Investment in, long-term receivable from affiliates	1,545.7	903.8	441.0	(2,890.5)	—
Total assets	$1,616.2	$2,500.5	$1,270.7	$(3,434.0)	$1,953.4
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$—	$86.6	$61.0	$—	$147.6
Accrued compensation	3.8	17.9	12.3	—	34.0
Accrued customer programs liabilities	—	63.9	44.8	—	108.7
Accrued interest	6.3	—	—	—	6.3
Other current liabilities	2.3	22.9	33.5	—	58.7
Payables to affiliates	5.6	210.0	239.5	(455.1)	—
Total current liabilities	18.0	401.3	391.1	(455.1)	355.3
Long-term debt, net	720.5	—	—	—	720.5
Long-term notes payable to affiliates	178.2	26.7	21.0	(225.9)	—
Deferred income taxes	113.5	—	28.8	—	142.3
Pension and post-retirement benefit obligations	1.5	55.2	32.4	—	89.1
Other non-current liabilities	3.3	20.8	40.9	—	65.0
Total liabilities	1,035.0	504.0	514.2	(681.0)	1,372.2
Stockholders’ equity:
Common stock	1.1	448.0	227.5	(675.5)	1.1
Treasury stock	(11.8)	—	—	—	(11.8)
Paid-in capital	1,988.3	1,551.1	743.2	(2,294.3)	1,988.3
Accumulated other comprehensive loss	(429.2)	(68.8)	(305.8)	374.6	(429.2)
(Accumulated deficit) retained earnings	(967.2)	66.2	91.6	(157.8)	(967.2)
Total stockholders’ equity	581.2	1,996.5	756.5	(2,753.0)	581.2
Total liabilities and stockholders’ equity	$1,616.2	$2,500.5	$1,270.7	$(3,434.0)	$1,953.4

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)

Condensed Consolidating Statement of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended March 31, 2016
(in millions of dollars)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$168.1	$120.1	$(10.1)	$278.1
Cost of products sold	—	120.4	85.4	(10.1)	195.7
Gross profit	—	47.7	34.7	—	82.4
Advertising, selling, general and administrative expenses	11.1	36.4	23.7	—	71.2
Amortization of intangibles	—	3.9	0.8	—	4.7
Operating income (loss)	(11.1)	7.4	10.2	—	6.5
(Income) expense from affiliates	(0.2)	(4.1)	4.3	—	—
Interest expense	10.7	—	—	—	10.7
Interest income	—	—	(1.4)	—	(1.4)
Equity in earnings of joint ventures	—	—	(1.3)	—	(1.3)
Other expense, net	0.3	0.8	—	—	1.1
Income (loss) from continuing operations before income taxes and earnings of wholly owned subsidiaries	(21.9)	10.7	8.6	—	(2.6)
Income tax (benefit) expense	(11.0)	—	3.6	—	(7.4)
Income (loss) before earnings of wholly owned subsidiaries	(10.9)	10.7	5.0	—	4.8
Earnings of wholly owned subsidiaries	15.7	5.0	—	(20.7)	—
Net income	$4.8	$15.7	$5.0	$(20.7)	$4.8
Comprehensive income	$32.1	$15.8	$32.5	$(48.3)	$32.1

	Three Months Ended March 31, 2015
(in millions of dollars)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$169.3	$132.2	$(11.5)	$290.0
Cost of products sold	—	125.8	95.5	(11.5)	209.8
Gross profit	—	43.5	36.7	—	80.2
Advertising, selling, general and administrative expenses	9.7	36.2	27.0	—	72.9
Amortization of intangibles	—	4.3	0.9	—	5.2
Restructuring credits	—	(0.5)	—	—	(0.5)
Operating income (loss)	(9.7)	3.5	8.8	—	2.6
(Income) expense from affiliates	(0.3)	(5.2)	5.5	—	—
Interest expense	11.4	—	(0.2)	—	11.2
Interest income	—	—	(1.1)	—	(1.1)
Equity in earnings of joint ventures	—	—	(1.4)	—	(1.4)
Other expense (income), net	0.2	(0.4)	(0.2)	—	(0.4)
Income (loss) from continuing operations before income taxes and earnings of wholly owned subsidiaries	(21.0)	9.1	6.2	—	(5.7)
Income tax (benefit) expense	(3.1)	—	3.2	—	0.1
(Loss) income before earnings of wholly owned subsidiaries	(17.9)	9.1	3.0	—	(5.8)
Earnings of wholly owned subsidiaries	12.1	5.4	—	(17.5)	—
Net (loss) income	$(5.8)	$14.5	$3.0	$(17.5)	$(5.8)
Comprehensive (loss) income	$(79.8)	$14.0	$(65.1)	$51.1	$(79.8)

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)

Condensed Consolidating Statement of Cash Flows (Unaudited)

	Three Months Ended March 31, 2016
(in millions of dollars)	Parent	Guarantors	Non-Guarantors	Consolidated
Net cash provided (used) by operating activities	$(11.3)	$16.0	$46.9	$51.6
Investing activities:
Additions to property, plant and equipment	—	(1.4)	(2.5)	(3.9)
Payments for (proceeds from) interest in affiliates	—	4.5	(4.5)	—
Net cash (used) provided by investing activities	—	3.1	(7.0)	(3.9)
Financing activities:
Intercompany financing	13.7	3.4	(17.1)	—
Net dividends	4.3	(2.5)	(1.8)	—
Payments related to tax withholding for share-based compensation	(5.0)	—	—	(5.0)
Excess tax benefit from share-based compensation	0.9	—	—	0.9
Proceeds from the exercise of stock options	0.3	—	—	0.3
Net cash (used) provided by financing activities	14.2	0.9	(18.9)	(3.8)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	3.1	3.1
Net increase in cash and cash equivalents	2.9	20.0	24.1	47.0
Cash and cash equivalents:
Beginning of the period	0.8	0.3	54.3	55.4
End of the period	$3.7	$20.3	$78.4	$102.4

	Three Months Ended March 31, 2015
(in millions of dollars)	Parent	Guarantors	Non-Guarantors	Consolidated
Net cash provided (used) by operating activities	$(11.7)	$17.1	$44.5	$49.9
Investing activities:
Additions to property, plant and equipment	—	(5.3)	(3.4)	(8.7)
Payments for (proceeds from) interest in affiliates	—	7.9	(7.9)	—
Proceeds from the disposition of assets	—	—	0.1	0.1
Net cash (used) provided by investing activities	—	2.6	(11.2)	(8.6)
Financing activities:
Intercompany financing	(1.4)	(11.9)	13.3	—
Net dividends	9.3	(7.9)	(1.4)	—
Borrowings (repayments) of notes payable, net	20.0	—	(0.2)	19.8
Repurchases of common stock	(14.6)	—	—	(14.6)
Payments related to tax withholding for share-based compensation	(4.8)	—	—	(4.8)
Net cash provided (used) by financing activities	8.5	(19.8)	11.7	0.4
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(4.1)	(4.1)
Net increase (decrease) in cash and cash equivalents	(3.2)	(0.1)	40.9	37.6
Cash and cash equivalents:
Beginning of the period	9.7	0.1	43.4	53.2
End of the period	$6.5	$—	$84.3	$90.8

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three months ended March 31, 2016 and 2015, should be read in conjunction with the unaudited condensed consolidated financial statements of ACCO Brands Corporation and the accompanying notes contained herein.

Overview of the Company

ACCO Brands is one of the world's largest designers, marketers and manufacturers of branded business, academic and consumer products. Our widely recognized brands include AT-A-GLANCE®, Day-Timer®, Five Star®, GBC®, Hilroy®, Kensington®, Marbig, Mead®, NOBO, Quartet®, Rexel, Swingline®, Tilibra®, Wilson Jones® and many others. More than 80% of our net sales come from brands that occupy the number one or number two positions in the select markets in which we compete. We seek to develop new products that meet the needs of our consumers and commercial end-users. We compete through a balance of product innovation, category management, a low-cost operating model and an efficient supply chain. We sell our products to consumers and commercial end-users primarily through resellers, including traditional office supply resellers, wholesalers and retailers, including on-line retailers. Our products are sold primarily to markets located in the U.S., Northern Europe, Brazil, Canada, Australia and Mexico. For the year ended December 31, 2015, approximately 40% of our sales were outside the U.S.

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

Key factors that affect our profitability are volume, sales prices compared to product cost and foreign exchange rates (see "Part I, Item 1A. Risk Factors" in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 for further information regarding these and other risk factors).

Overview of Performance

During the first quarter of 2016, foreign exchange rates continued to weaken against the U.S. dollar ("USD") in comparison to 2015 first quarter averages, but to a lesser extent than we experienced in the prior year. This has continued to materially impact our reported sales, earnings, cash flow and comparative balance sheet, because approximately 40% of our consolidated results are denominated in currencies other than the USD. In an effort to recover our lost gross margin, we raised prices during 2015 in our foreign markets, where purchase prices for inventories are denominated in USDs but the resale price is in a different currency; however, we were unable to fully offset the cumulative impact of the foreign-exchange-related increases in our cost of products sold. As a result, we have implemented additional price increases during the first quarter of 2016 in certain foreign markets to offset the cumulative transaction impact.

Compared to the first quarter of 2015, the average foreign exchange rates have declined as follows for our major currencies relative to the USD:

Currency	2016 Q1 Average Decline
Brazilian real	(27)%
Mexican Peso	(17)%
Canadian dollar	(10)%
Australian dollar	(8)%
British pound	(6)%
Euro	(2)%

Pelikan Artline Joint-Venture Acquisition

On March 21, 2016, the Company announced that it had signed a definitive agreement to acquire the remaining 50% of Pelikan Artline Pty Limited ("Pelikan JV"), its joint-venture company serving the Australia and New Zealand markets. The cash purchase price will be approximately US$103 million, subject to certain post-closing net asset adjustments. The closing of the transaction is subject to customary closing conditions, including the receipt of certain consents and is currently expected to occur in the second quarter of 2016. Approximately 18% of the US$103 million purchase price will be allocated to fund the redemption of a 19.83% minority interest from a shareholder of a subsidiary of Pelikan Artline Pty Limited, which is expected to occur within 180 days following the closing of the acquisition.

The Company expects to finance the acquisition through borrowings, in Australian dollars, under its existing credit facility.
Three months ended March 31, 2016 versus three months ended March 31, 2015
The following table presents the Company’s results for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31,		Amount of Change
(in millions of dollars)	2016	2015	$	%
Net sales	$278.1	$290.0	$(11.9)	(4)%
Cost of products sold	195.7	209.8	(14.1)	(7)%
Gross profit	82.4	80.2	2.2	3%
Gross profit margin	29.6%	27.7%		1.9	pts
Advertising, selling, general and administrative expenses	71.2	72.9	(1.7)	(2)%
Amortization of intangibles	4.7	5.2	(0.5)	(10)%
Restructuring charges	—	(0.5)	0.5	100%
Operating income	6.5	2.6	3.9	150%
Operating income margin	2.3%	0.9%		1.4	pts
Interest expense	10.7	11.2	(0.5)	(4)%
Interest income	(1.4)	(1.1)	(0.3)	27%
Equity in earnings of joint ventures	(1.3)	(1.4)	0.1	(7)%
Other expense (income), net	1.1	(0.4)	1.5	NM
Income tax expense (benefit)	(7.4)	0.1	(7.5)	NM
Effective tax rate	284.6%	(1.8)%		286.4	pts
Net income (loss)	4.8	(5.8)	10.6	NM
Weighted average number of diluted shares outstanding:	108.2	112.0	(3.8)	(3)%

Net Sales

Net sales decreased $11.9 million, or 4%, to $278.1 million from $290.0 million in the prior-year period. Foreign currency translation reduced sales by $13.6 million, or 5%. The underlying sales increase was driven by higher pricing and was largely offset by lower volume in all segments.

Cost of Products Sold

Cost of products sold includes all manufacturing, product sourcing and distribution costs, including depreciation related to assets used in the manufacturing, procurement and distribution process, allocation of certain information technology costs supporting those processes, inbound and outbound freight, shipping and handling costs, purchasing costs associated with materials and packaging used in the production processes, and inventory valuation adjustments. Cost of products sold decreased $14.1 million, or 7%, to $195.7 million from $209.8 million in the prior-year period. Foreign currency translation reduced cost of products sold by $10.4 million, or 5%. The underlying decline was primarily in North America due to cost savings and productivity improvements.

Gross Profit

Management believes that gross profit and gross profit margin provide enhanced shareholder understanding of underlying operating profit drivers. Gross profit increased $2.2 million, or 3%, to $82.4 million from $80.2 million in the prior-year period. Foreign currency translation reduced gross profit by $3.2 million, or 4%. The underlying increase was driven by higher pricing, cost savings and productivity improvements.

Gross profit margin increased to 29.6% from 27.7% in the prior-year period for the reason mentioned above.

Advertising, Selling, General and Administrative Expenses

Advertising, selling, general and administrative expenses (“SG&A”) include advertising, marketing, selling (including commissions), research and development, customer service, depreciation related to assets outside the manufacturing and distribution processes and all other general and administrative expenses outside the manufacturing and distribution functions (e.g., finance, human resources, information technology, etc.). SG&A decreased $1.7 million, or 2%, to $71.2 million from $72.9 million in the prior-year period. Foreign currency translation reduced SG&A by $2.5 million, or 3%. The underlying increase was driven by $0.6 million of increased professional fees due to the pending acquisition of our Pelikan JV.

As a percentage of sales, SG&A increased to 25.6% from 25.1% in the prior-year period for the reason mentioned above.

Operating Income

Operating income increased $3.9 million to $6.5 million from $2.6 million in the prior-year period. Foreign currency translation reduced operating income by $0.6 million, or 23%. The underlying increase was driven by higher gross profit margins.

Interest Expense and Other Expense (Income), Net

Interest expense decreased $0.5 million, or 4%, to $10.7 million from $11.2 million in the prior-year period. The decrease was primarily due to lower debt outstanding compared to the prior year, partially offset by higher interest rates.

Other expense (income), net increased $1.5 million to an expense of $1.1 million from income of $0.4 million in the prior-year period. The increase was driven by the mark-to-market of a forward currency contract, higher foreign exchange losses, partially offset by the gain on the settlement of an intercompany loan, previously deemed permanently invested.

Income Taxes

Income tax benefit was $7.4 million on a loss before taxes of $2.6 million, with an effective tax rate of 284.6%. For the prior-year period, income tax expense was $0.1 million on a loss before taxes of $5.7 million, with an effective tax rate of 1.8%. The higher effective tax rate in the current year is due to a tax loss on foreign exchange on the repayment of an intercompany loan, for which the pre-tax effect is recorded in equity.

Net Income (Loss)

Net income increased $10.6 million, to $4.8 million, or $0.04 per diluted share, from a loss of $5.8 million, or $0.05 per diluted share in the prior-year period. Foreign currency translation reduced net income by $0.6 million, or 10%. The underlying increase was primarily due to the tax benefit mentioned above and higher gross profit margins.

Segment Discussion

	Three Months Ended March 31, 2016			Amount of Change
	Net Sales	Segment Operating Income (A)	Operating Income Margin	Net Sales	Net Sales	Segment Operating Income	Segment Operating Income	Margin Points

(in millions of dollars)				$	%	$	%
ACCO Brands North America	$165.7	$10.3	6.2%	$(1.0)	(0.6)%	$4.7	84%	280
ACCO Brands International	85.3	3.8	4.5%	(9.3)	(9.8)%	0.5	15%	100
Computer Products Group	27.1	1.7	6.3%	(1.6)	(5.6)%	(0.3)	(15)%	(70)
Total	$278.1	$15.8		$(11.9)		$4.9

	Three Months Ended March 31, 2015
	Net Sales	Segment Operating Income (A)	Operating Income Margin

(in millions of dollars)
ACCO Brands North America	$166.7	$5.6	3.4%
ACCO Brands International	94.6	3.3	3.5%
Computer Products Group	28.7	2.0	7.0%
Total	$290.0	$10.9

(A) Segment operating income excludes corporate costs; "Interest expense," "Interest income," "Equity in earnings of joint ventures," and "Other expense (income), net." See "Part I, Item 1. Note 14. Information on Business Segments," for a reconciliation of total Segment operating income to "Loss before income tax."

ACCO Brands North America

ACCO Brands North America net sales decreased $1.0 million, or 0.6%, to $165.7 million from $166.7 million in the prior-year period. Foreign currency translation reduced sales by $2.0 million, or 1.2%. The underlying sales increase was due to growth from on-line retailers and mass-market customers and was mostly offset by declines at office superstores (including the effects of distribution center and store closures). Also contributing were price increases in Canada.

ACCO Brands North America operating income increased $4.7 million, or 84%, to $10.3 million from $5.6 million in the prior-year period, and operating income margin increased to 6.2% from 3.4%. The improvement was largely driven by efficiencies in manufacturing and supply chain from cost savings and productivity improvements, together with the absence of the incremental costs associated with the 2015 west coast port strike.

ACCO Brands International

ACCO Brands International net sales decreased $9.3 million, or 9.8%, to $85.3 million from $94.6 million in the prior-year period. Foreign currency translation reduced sales by $11.0 million, or 11.6%. The underlying sales increase was primarily due to higher pricing of 9% as we sought to recover foreign-exchange-related increases in our cost of products sold. Volume declined, primarily in Europe due to the timing of customer inventory reductions. Also negatively impacting volume was the Easter holiday, which occurred at the end of the first quarter in 2016 versus the beginning of the second quarter of 2015.

ACCO Brands International operating income increased $0.5 million, or 15%, to $3.8 million from $3.3 million in the prior-year period, and operating income margin increased to 4.5% from 3.5%. Foreign currency translation reduced operating income by $0.4 million, or 12%. The underlying increase was primarily due to lower selling and severance expenses.

Computer Products Group

Computer Products Group net sales decreased $1.6 million, or 5.6%, to $27.1 million from $28.7 million in the prior-year period. Foreign currency translation reduced sales by $0.6 million, or 2.1%. The underlying sales decline was due to the residual effect of our strategic decision to shift focus away from certain commoditized low margin products in the tablet accessories category. Partially offsetting the decline were sales of our security and laptop and desktop accessory products that were up 5%, collectively, compared to the prior year.

Computer Products Group operating income decreased $0.3 million, or 15.0%, to $1.7 million from $2.0 million in the prior-year period, and operating income margin decreased to 6.3% from 7.0%. Operating income decreased primarily due to the lower sales.

Liquidity and Capital Resources

Our primary liquidity needs are to service indebtedness, fund capital expenditures and support working capital requirements. Our principal sources of liquidity are cash flows from operating activities, cash and cash equivalents held and seasonal borrowings under our revolving credit facility. As of March 31, 2016, there no were borrowings under our $300.0 million revolving credit facility and the amount available for borrowings was $291.8 million (allowing for $8.2 million of letters of credit outstanding on that date).

We maintain adequate financing arrangements at market rates. Because of the seasonality of our business, we typically generate much of our cash flow in the first, third and fourth quarters, as accounts receivables are collected, and use cash in the second quarter, to fund working capital in order to support the North America back-to-school season. Our Brazilian business is highly seasonal due to the timing of the back-to-school season, which coincides with the calendar year-end in the fourth quarter. Due to various tax laws, it is costly to transfer short-term working capital in and out of Brazil; therefore, our normal practice is to hold seasonal cash requirements in Brazil, and invest them in short-term Brazilian government securities. In the first quarter of 2016 we repatriated $21.8 million (R$83.0 million) to the U.S. from Brazil as the cash was not needed in the near term due to lower sales volume caused by the adverse economic conditions in Brazil. Consolidated cash and cash equivalents was $102.4 million as of March 31, 2016, of which approximately $46.9 million was held in Brazil. Our priorities for cash flow use over the near term, after funding internal growth, are debt reduction, funding acquisitions and stock repurchases.

On March 21, 2016, the Company announced that it had signed a definitive agreement to acquire the remaining 50% of the Pelikan Artline JV. The cash purchase price will be approximately US$103 million, subject to certain post-closing net asset adjustments. The closing of the transaction is subject to customary closing conditions, including the receipt of certain consents and is currently expected to close in the second quarter of 2016. Approximately 18% of the US$103 million purchase price will be allocated to fund the redemption of a 19.83% minority interest from a shareholder of a subsidiary of the Pelikan Artline JV, which is expected to occur within 180 days following the closing of the acquisition.

The Company expects to finance the acquisition through borrowings, in Australian dollars, under its existing credit facility.

The current senior secured credit facilities have a weighted average interest rate of 2.13% as of March 31, 2016 and our senior unsecured notes have a fixed interest rate of 6.75%.

Cash Flow for the three months ended March 31, 2016 versus three months ended March 31, 2015

Cash Flow from Operating Activities

Cash provided by operating activities during the three months ended March 31, 2016 of $51.6 million was generated principally from working capital, and reflects an increase of $1.7 million from the $49.9 million provided in the comparable 2015 period. The cash inflow from net working capital (accounts receivable, inventories and accounts payable) was $102.5 million. Collections of accounts receivable were $153.0 million, which reflects our seasonally strong fourth quarter sales; however, lower sales and foreign exchange translation rates compared to the prior year reduced the cash generated from accounts receivable by $4.2 million. Partially offsetting this was cash used for inventory of $53.0 million, which approximated the prior year, but reflects higher inventory costs in our foreign businesses due to continued foreign-currency-related inflation compared to a year ago, partially offset by supply chain efficiencies. Other significant cash fluctuations in 2016 include income tax payments of $4.4 million, which were lower than the $6.3 million paid in 2015 due to lower foreign profits. Cash payments related to customer programs and annual incentives, while particularly significant in the first quarter, were in line with those made in the prior year.

The table below shows our cash flow from accounts receivable, inventories and accounts payable for the three months ended March 31, 2016 and 2015:

	Three Months Ended
(in millions of dollars)	March 31, 2016	March 31, 2015
Accounts receivable	$153.0	$157.2
Inventories	(53.0)	(52.8)
Accounts payable	2.5	(2.6)
Cash flow provided by net working capital	$102.5	$101.8

Cash Flow from Investing Activities

Cash used by investing activities was $3.9 million and $8.6 million for the three months ended March 31, 2016 and 2015, respectively. Capital expenditures were $3.9 million and $8.7 million for the three months ended March 31, 2016 and 2015, respectively, due to reduced information technology investment following the implementation of a new enterprise resource planning (“ERP”) system in our European operations in early 2016.

Cash Flow from Financing Activities

Cash used by financing activities for the three months ended March 31, 2016 was $3.8 million and was a source of $0.4 million in the prior year. The use of cash in 2016 primarily reflects the use of $5.0 million for payments related to tax withholding for share-based compensation. In 2015, borrowings were $19.8 million, and $19.4 million was used to repurchase our Company's common stock and for payments related to tax withholding for share-based compensation.
Credit Facilities and Notes Covenants

As of and for the period ended March 31, 2016, the Company was in compliance with all applicable covenants under the senior secured credit facilities and indenture governing the senior unsecured notes.

Guarantees and Security

Generally, obligations under our credit agreement and debt instruments are guaranteed by certain of the Company's existing and future domestic subsidiaries, and are secured by substantially all of the Company's and certain guarantor subsidiaries' assets, subject to certain exclusions and limitations.

Adequacy of Liquidity Sources

We believe that cash flow from operations, our current cash balance and other sources of liquidity, including borrowings available under our revolving credit facility, will be adequate to support our requirements for working capital, capital expenditures and to service indebtedness for the foreseeable future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk" of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material changes to Foreign Exchange Risk Management or Interest Rate Risk Management in the quarter ended March 31, 2016 or through the date of this report.

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

(b) Changes in Internal Control over Financial Reporting.

In February 2016, we implemented a new enterprise resource planning (“ERP”) system in our European operations and accordingly we have updated our internal controls over financial reporting, as necessary, to accommodate modifications to our business processes.

Other than as described above, there were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are various claims, lawsuits and pending actions against us incidental to our operations, including the income tax assessment against our Brazilian subsidiary, Tilibra Produtos de Papelaria Ltda (the "Brazilian Tax Assessment"), which is more fully described in our Annual Report on Form 10-K for the year ended December 31, 2015 and in "Part I, Item 1. Note 9. Income Taxes - Income Tax Assessment" to the Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q. It is the opinion of management that (other than the Brazilian Tax Assessment) the ultimate resolution of these matters will not have a material adverse effect on our consolidated financial condition, results of operations or cash flow. However, there is no assurance that we will ultimately be successful in our defense of any of these matters or that an adverse outcome in any matter will not affect our results of operations, financial condition or cash flow.

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in "Part I, Item 1A. - Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not applicable.

(b) Not applicable.

(c) Common Stock Purchases

The following table provides information about the Company’s purchases of equity securities during the quarter ended March 31, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
January 1, 2016 to January 31, 2016	—	$—	—	$120,571,849
February 1, 2016 to February 28, 2016	—	—	—	120,571,849
March 1, 2016 to March 31, 2016	—	—	—	120,571,849
Total	—	$—	—

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit
Number        Description of Exhibit

2.1
Share Sale Agreement, dated as of March 22, 2016, among ACCO Brands Australia Pty Limited, Bigadale Pty Limited, Andrew Kaldor, Cherington Investments Pty Ltd, Freiburg Nominees Proprietary Limited and Enora Pty Ltd and certain Guarantors named therein. (incorporated by reference to Exhibit 2.1 to ACCO Brands Corporation's Current Report on Form 8-K filed with the SEC on March 21, 2016 (File No. 001-08454))

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

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows and (v) related notes to those financial statements*

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
Kathleen D. Schnaedter
Senior Vice President, Corporate Controller and Chief Accounting Officer (principal accounting officer)
Date: April 27, 2016

EXHIBIT INDEX
Exhibit
Number        Description of Exhibit

2.1
Share Sale Agreement, dated as of March 22, 2016, among ACCO Brands Australia Pty Limited, Bigadale Pty Limited, Andrew Kaldor, Cherington Investments Pty Ltd, Freiburg Nominees Proprietary Limited and Enora Pty Ltd and certain Guarantors named therein. (incorporated by reference to Exhibit 2.1 to ACCO Brands Corporation's Current Report on Form 8-K filed with the SEC on March 21, 2016 (File No. 001-08454))

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

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows and (v) related notes to those financial statements*

*	Filed herewith.

**	Furnished herewith.