Form 10-Q
period 2016-06-30
ACCO BRANDS Corp
filed 2016-08-02
CIK 712034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 27, 2016, the registrant had outstanding 107,193,042 shares of Common Stock.

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

Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Because actual results may differ from those predicted by such forward-looking statements, you should not place undue reliance on them when deciding whether to buy, sell or hold the Company’s securities. Our forward-looking statements are made as of the date hereof and we undertake no obligation to update these forward-looking statements in the future, except as may be required by law.

Some of the factors that could affect our results or cause plans, actions and results to differ materially from current expectations are detailed in "Part I, Item 1. Business" and "Part I, Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2015, as updated under "Part II, Item 1A. Risk Factors" of this Quarterly Report on Form 10-Q, the discussions set forth in "Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations" of this Quarterly Report on Form 10-Q and from time to time in our other Securities and Exchange Commission (the "SEC") filings. Other factors include our ability to realize the synergies, growth opportunities and other potential benefits of the Pelikan Artline acquisition and successfully combine it with our existing Australian business.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ACCO Brands Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

	June 30, 2016	December 31, 2015
(in millions of dollars)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$96.2	$55.4
Accounts receivable, net	350.8	369.3
Inventories	303.2	203.6
Other current assets	42.1	25.3
Total current assets	792.3	653.6
Total property, plant and equipment	539.8	526.1
Less: accumulated depreciation	(333.4)	(317.0)
Property, plant and equipment, net	206.4	209.1
Deferred income taxes	27.5	25.1
Goodwill	598.6	496.9
Identifiable intangibles, net	583.0	520.9
Other non-current assets	16.7	47.8
Total assets	$2,224.5	$1,953.4
Liabilities and Stockholders' Equity
Current liabilities:
Notes payable	$45.0	$—
Current portion of long-term debt	3.9	—
Accounts payable	181.7	147.6
Accrued compensation	30.6	34.0
Accrued customer program liabilities	75.5	108.7
Accrued interest	7.2	6.3
Other current liabilities	57.8	58.7
Total current liabilities	401.7	355.3
Long-term debt, net	827.4	720.5
Deferred income taxes	140.6	142.3
Pension and post-retirement benefit obligations	80.1	89.1
Other non-current liabilities	76.0	65.0
Total liabilities	1,525.8	1,372.2
Stockholders' equity:
Common stock	1.1	1.1
Treasury stock	(16.9)	(11.8)
Paid-in capital	1,998.7	1,988.3
Accumulated other comprehensive loss	(383.7)	(429.2)
Accumulated deficit	(900.5)	(967.2)
Total stockholders' equity	698.7	581.2
Total liabilities and stockholders' equity	$2,224.5	$1,953.4

See Notes to Condensed Consolidated Financial Statements.

ACCO Brands Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions of dollars, except per share data)	2016	2015	2016	2015
Net sales	$410.1	$394.7	$688.2	$684.7
Cost of products sold	275.3	268.0	471.0	477.8
Gross profit	134.8	126.7	217.2	206.9
Operating costs and expenses:
Advertising, selling, general and administrative expenses	79.6	72.4	150.8	145.3
Amortization of intangibles	5.4	4.9	10.1	10.1
Restructuring charges (credits)	4.4	0.2	4.4	(0.3)
Total operating costs and expenses	89.4	77.5	165.3	155.1
Operating income	45.4	49.2	51.9	51.8
Non-operating expense (income):
Interest expense	12.8	11.3	23.5	22.5
Interest income	(1.9)	(2.3)	(3.3)	(3.4)
Equity in earnings of joint venture	(0.8)	(1.2)	(2.1)	(2.6)
Other (income) expense, net	(36.6)	2.3	(35.5)	1.9
Income before income tax	71.9	39.1	69.3	33.4
Income tax expense	10.0	11.4	2.6	11.5
Net income	$61.9	$27.7	$66.7	$21.9

Per share:
Basic income per share	$0.58	$0.25	$0.63	$0.20
Diluted income per share	$0.57	$0.25	$0.61	$0.19

Weighted average number of shares outstanding:
Basic	107.1	109.1	106.6	110.6
Diluted	109.0	110.6	108.6	112.5
See Notes to Condensed Consolidated Financial Statements.

ACCO Brands Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions of dollars)	2016	2015	2016	2015
Net income	$61.9	$27.7	$66.7	$21.9
Other comprehensive income (loss), before tax:
Unrealized (loss) gain on derivative financial instruments:
(Loss) gain arising during the period	(0.8)	(0.4)	(3.8)	4.2
Reclassification of loss (gain) included in net income	1.5	(1.6)	0.8	(7.3)
Foreign currency translation:
Foreign currency translation adjustments	12.9	17.2	40.3	(60.6)
Pension and other post-retirement plans:
Amortization of actuarial loss included in net income	1.0	1.1	2.0	2.2
Amortization of prior service cost included in net income	0.1	0.1	0.2	0.2
Other	5.6	(5.7)	7.8	(0.8)
Other comprehensive income (loss), before tax	20.3	10.7	47.3	(62.1)
Income tax (expense) benefit related to items of other comprehensive income (loss)	(2.1)	1.7	(1.8)	0.5
Comprehensive income (loss)	$80.1	$40.1	$112.2	$(39.7)

See Notes to Condensed Consolidated Financial Statements.

ACCO Brands Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(in millions of dollars)	2016	2015
Operating activities
Net income	$66.7	$21.9
Revaluation gain on previously held joint-venture equity interest	(35.2)	—
Amortization of inventory step-up	0.2	—
Loss on disposal of assets	0.2	0.3
Depreciation	15.5	16.8
Amortization of debt issuance costs	1.8	1.7
Amortization of intangibles	10.1	10.1
Stock-based compensation	7.9	7.6
Loss on debt extinguishment	—	1.9
Equity in earnings of joint ventures, net of dividends received	(1.6)	1.2
Changes in balance sheet items:
Accounts receivable	60.6	59.4
Inventories	(70.7)	(91.7)
Other assets	(8.7)	(9.1)
Accounts payable	24.4	37.3
Accrued expenses and other liabilities	(65.4)	(52.5)
Accrued income taxes	(5.0)	4.0
Net cash provided by operating activities	0.8	8.9
Investing activities
Additions to property, plant and equipment	(6.9)	(15.6)
Proceeds from the disposition of assets	0.1	0.1
Cost of acquisitions, net of cash acquired	(85.4)	—
Net cash used by investing activities	(92.2)	(15.5)
Financing activities
Proceeds from long-term borrowings	187.4	300.0
Repayments of long-term debt	(90.3)	(304.1)
Borrowings of notes payable, net	32.8	94.5
Payments for debt issuance costs	(0.8)	(1.7)
Repurchases of common stock	—	(40.0)
Payments related to tax withholding for share-based compensation	(5.0)	(5.7)
Excess tax benefit from share-based compensation	0.9	—
Proceeds from the exercise of stock options	1.6	0.3
Net cash provided by financing activities	126.6	43.3
Effect of foreign exchange rate changes on cash and cash equivalents	5.6	(3.0)
Net increase in cash and cash equivalents	40.8	33.7
Cash and cash equivalents
Beginning of the period	55.4	53.2
End of the period	$96.2	$86.9

See Notes to Condensed Consolidated Financial Statements.

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

1. Basis of Presentation

As used in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, the terms "ACCO Brands," "ACCO," the "Company," "we," "us," and "our" refer to ACCO Brands Corporation and its consolidated subsidiaries.

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

The Condensed Consolidated Balance Sheet as of June 30, 2016, the related Consolidated Statements of Income and the Consolidated Statements of Comprehensive Income (Loss) for the three months ended June 30, 2016 and 2015 and Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015 are unaudited. The December 31, 2015 Condensed Consolidated Balance Sheet data was derived from audited financial statements, but does not include all annual disclosures required by U.S. GAAP. The above referenced financial statements included herein were prepared by management on the same basis as the Company's audited consolidated financial statements for the year ended December 31, 2015 and reflect all adjustments (consisting solely of normal recurring items unless otherwise noted) which are, in the opinion of management, necessary for the fair presentation of results of operations and cash flows for the interim periods ended June 30, 2016 and 2015, and the financial position of the Company as of June 30, 2016. Interim results may not be indicative of results for a full year.

On May 2, 2016, the Company completed the acquisition of the remaining 50% interest in its former joint-venture, Pelikan Artline (the "PA Acquisition"), which it did not already own. Prior to the PA Acquisition, the Pelikan Artline joint venture was accounted for under the equity method. Accordingly, the results of Pelikan Artline are included in the Company's condensed consolidated financial statements and will be reported in the ACCO Brands International segment from the date of the PA Acquisition, May 2, 2016. See "Note 3. Acquisition" for details on the PA Acquisition and see "Note 16. Joint-Venture Investment" for details on the joint-venture.

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

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory ("ASU 2015-11"). The standard applies to inventory that is measured using first-in, first-out (FIFO) or average cost. An entity should measure inventory within the scope of ASU 2015-11 at the lower of cost or net realizable value. Net realizable value is the estimated selling prices in the

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)

ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The amendments in ASU 2015-11 more closely align the measurement of inventory in U.S. GAAP with the measurement of inventory in International Financial Reporting Standards (IFRS). ASU 2015-11 is effective for fiscal years beginning after December 15, 2016.

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

In March 2016, the FASB issued ASU No. 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net) ("ASU 2016-08"). The amendments in ASU 2016-08 affect ASU 2014-09 and are related to the principal versus agent considerations implementation guidance in ASU 2014-09. In April 2016, the FASB issued ASU No. 2016-10, Identifying Performance Obligations and Licensing ("ASU 2016-10"). The amendments in ASU 2016-10 clarify the following two aspects: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. In May 2016, the FASB issued ASU No. 2016-11, Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting ("ASU 2016-11"). The amendments in ASU 2016-11 rescinded certain SEC Staff Observer comments that are codified, effective upon the adoption of ASU 2014-09. In May 2016, the FASB issued ASU No. 2016-12, Narrow-Scope Improvements and Practical Expedients ("ASU 2016-12"). The amendments in ASU 2016-12 address certain issues identified in the guidance on assessing collectability, presentation of sales taxes, non-cash consideration, and completed contracts and contract modifications at transition.

The Company is currently in the process of evaluating the impact of adoption of these ASUs on the Company’s consolidated financial statements.

3. Acquisition

On May 2, 2016, the Company completed the acquisition of the remaining 50% interest in its former joint-venture, Pelikan Artline, which it did not already own. Prior to the PA Acquisition, the Pelikan Artline joint venture was accounted for under the equity method. Pelikan Artline is a premier distributor of academic, consumer and business products in Australia and New Zealand. Pelikan Artline's product categories include writing instruments, notebooks, binding and lamination, visual communication, cleaning and janitorial supplies, as well as general stationery. Its industry-leading brands include Artline, Quartet and GBC (Pelikan Artline was ACCO Brands' distributor), Jastek, Spirax, and Texta, among others.

In the PA Acquisition, ACCO Brands Australia Pty Limited and Bigadale Pty Limited (collectively, ''ACCO Australia"), two wholly-owned indirect subsidiaries of the Company, entered into a Share Sale Agreement (the "Agreement") with Andrew Kaldor, Cherington Investments Pty Ltd, Freiburg Nominees Proprietary Limited, Enora Pty Ltd and Bruce Haynes and certain Guarantors named therein (collectively, the "Seller Parties") to purchase directly or indirectly 100% of the capital stock of Australia Stationery Industries, Inc. which indirectly owned the 50% of the Pelikan Artline joint venture and the issued capital stock of Pelikan Artline Pty Limited that was not already owned by ACCO Brands Australia Pty Limited.

The preliminary purchase price was $103.8 million, net of working capital adjustments and was $88.9 million, net of cash acquired.

Following completion of the PA Acquisition, ACCO Australia owns, directly and indirectly, 100% of Pelikan Artline and Pelikan Artline Pty Limited. In addition to representations, warranties and covenants, the Agreement contains indemnification obligations and certain non-competition and non-solicitation covenants made by the Seller Parties in favor of ACCO Australia. A portion of the purchase price was allocated to fund the redemption of a 19.83% minority interest from a shareholder of a subsidiary of Pelikan Artline (the "Minority Interest Redemption"), which occurred shortly following the closing of the PA Acquisition. Additionally, approximately 10% of the purchase price after deducting the Minority Interest Redemption is held in escrow as security with respect to post-closing warranty, tax claims and indemnification obligations.

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)

The Company financed the PA Acquisition through increased borrowings under its existing credit facility. See "Note 4. Long-term Debt and Short-term Borrowings" for details on these additional borrowings.

For accounting purposes, the Company is the acquiring enterprise. The PA Acquisition will be accounted for as a purchase business combination. Accordingly, the results of Pelikan Artline are included in the Company’s consolidated financial statements from the date of the PA Acquisition, May 2, 2016.

Additionally, we recognized a $35.2 million gain in association with the PA Acquisition due to the revaluation of the Company's previously held equity interest in Pelikan Artline. This gain was reported in "Other (income) expense, net" during the three and six months ended June 30, 2016.

The preliminary calculation of consideration given for Pelikan Artline is described in the following table.

(in millions of dollars)	At May 2, 2016
Purchase price, net of working capital adjustments	$103.8
Fair value of previously held equity interest	75.7
Consideration for Pelikan Artline	$179.5
The following table presents the preliminary allocation of the consideration given to the fair values of the assets acquired and liabilities assumed at the date of acquisition.

(in millions of dollars)	At May 2, 2016
Calculation of Goodwill:
Purchase price, net of working capital adjustments	$103.8

Fair value of previously held equity interest	75.7

Plus fair value of liabilities assumed:
Accounts payable and accrued liabilities	21.8
Deferred tax liabilities	0.3
Debt	24.7
Other non-current liabilities	1.4
Fair value of liabilities assumed	$48.2

Less fair value of assets acquired:
Cash acquired	14.9
Accounts receivable	27.0
Inventory	24.1
Property and equipment	2.2
Identifiable intangibles	60.8
Deferred tax assets	5.8
Other assets	8.6
Fair value of assets acquired	$143.4

Goodwill	$84.3

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

Our fair value estimate of assets acquired and liabilities assumed is pending completion of several elements, including the finalization of an independent appraisal and valuations of the fair value of the assets acquired and liabilities assumed and final review by our management. The primary areas that are not yet finalized relate to net working capital, intangible assets, property and equipment, contingent liabilities and income taxes. Accordingly, there could be material adjustments to our consolidated financial statements, including changes in our amortization and depreciation expense related to the valuation of intangible assets and property and equipment acquired and their respective useful lives among other adjustments.

Transaction costs related to the PA Acquisition of $1.4 million incurred during the six months ended June 30, 2016 and $0.6 million incurred during the fourth quarter of 2015 were reported as advertising, selling, general and administrative expenses.

The accounting literature establishes guidelines regarding and requires the presentation of the following unaudited pro forma information. Therefore, the unaudited pro forma information presented below is not intended to represent, nor do we believe it is indicative of, the consolidated results of operations of the Company that would have been reported had the PA Acquisition been completed on January 1, 2015. Furthermore, the unaudited pro forma information does not give effect to the anticipated synergies or other anticipated benefits of the PA Acquisition.

Had the PA Acquisition occurred on January 1, 2015, unaudited pro forma consolidated results for the three and six month periods ending June 30, 2016 and 2015 would have been as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions of dollar, except per share data)	2016	2015	2016	2015
Net sales	$418.8	$420.5	$724.2	$736.0
Net income	25.6	26.5	29.8	59.4
Net income per common share (diluted)	$0.23	$0.24	$0.27	$0.53

The pro forma amounts are based on the Company's historical results of operations and the historical results of operations for the acquired Pelikan Artline business, which have been translated at the average foreign exchange rates for the presented periods. The pro forma results of operations have been adjusted for amortization of finite-lived intangibles, and other charges related to acquisition accounting. The pro forma results of operations for the six months ended June 30, 2015 have also been adjusted to include transaction costs related to the PA Acquisition of $2.0 million, amortization of the purchase accounting step-up in inventory cost of $0.3 million and financing related costs. These 2015 adjustments include the $35.2 million gain ($38.9 million based on 2015 exchange rates) associated with the PA Acquisition due to the revaluation of the Company's previously held equity interest in Pelikan Artline. All adjustments were made on a net of income tax basis, where applicable. In addition, the equity in earnings of joint venture that was previously included in the Company's results in respect of Pelikan Artline has been excluded.

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)

4. Long-term Debt and Short-term Borrowings

Notes payable and long-term debt, listed in order of their security interests, consisted of the following as of June 30, 2016 and December 31, 2015:

(in millions of dollars)	June 30, 2016	December 31, 2015
U.S. Dollar Senior Secured Term Loan A, due April 2020 (floating interest rate of 2.08% at June 30, 2016 and 1.88% at December 31, 2015)	$151.0	$229.0
Australian Dollar Senior Secured Term Loan A, due April 2020 (floating interest rate of 3.70% at June 30, 2016)	74.4	—
U.S. Dollar Senior Secured Revolving Credit Facility, due April 2020 (floating interest rate of 1.96% at June 30, 2016)	45.0	—
Australian Dollar Senior Secured Revolving Credit Facility, due April 2020 (floating interest rate of 3.68% at June 30, 2016)	113.1	—
Senior Unsecured Notes, due April 2020 (fixed interest rate of 6.75%)	500.0	500.0
Other borrowings	0.1	—
Total debt	883.6	729.0
Less:
Current portion	48.9	—
Debt issuance costs, unamortized	7.3	8.5
Long-term debt, net	$827.4	$720.5

In connection with the PA Acquisition, effective May 1, 2016, the Company entered into a Second Amendment and Additional Borrower Consent (the "Second Amendment"), among the Company, certain guarantor subsidiaries of the Company, Bank of America, N.A., as administrative agent (the "Agent"), and the other lenders party thereto, which amends the Company’s existing Second Amended and Restated Credit Agreement, dated as of April 28, 2015, as amended. Among other things, the Second Amendment amends the Second Amended and Restated Credit Agreement (as amended by the Second Amendment, the "Credit Agreement") to include ACCO Brands Australia Holding Pty. Ltd. ("ACCO Australia") as a foreign borrower and, together with a related incremental joinder agreement, facilitates borrowings under the Credit Agreement by ACCO Australia.

The PA Acquisition was financed through a borrowing of A$100.0 million (US$74.4 million based on June 30, 2016 exchange rates) by ACCO Australia in the form of an incremental Term A loan under the Credit Agreement along with additional borrowings of A$152.0 million (US$113.1 million based on June 30, 2016 exchange rates) under the Company’s existing revolving facility. The Company used some of the proceeds from the borrowings to reduce the U.S. Dollar Senior Secured Term Loan A by $78.0 million and to pay off the debt assumed in the PA Acquisition of A$32.1 million (US$24.5 million based on May 2, 2016 exchange rates).

As of June 30, 2016, there were $158.1 million in borrowings under the revolving credit facility. The amount available for borrowings was $132.9 million (allowing for $9.0 million of letters of credit outstanding on that date). We expect to repay the borrowings under the U.S. Dollar Senior Secured Revolving Credit Facility by the end of 2016.

As more fully described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, we must meet certain restrictive debt covenants under the senior secured credit facilities. The indenture governing the senior unsecured notes also contains certain covenants. As of and for the periods ended June 30, 2016 and December 31, 2015, the Company was in compliance with all applicable loan covenants.

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)

5. Pension and Other Retiree Benefits

The components of net periodic benefit (income) cost for pension and post-retirement plans for the three and six months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended June 30,
	Pension				Post-retirement
	U.S.		International
(in millions of dollars)	2016	2015	2016	2015	2016	2015
Service cost	$0.3	$0.4	$0.2	$0.2	$—	$—
Interest cost	1.8	2.2	2.7	3.2	0.1	0.1
Expected return on plan assets	(3.0)	(3.1)	(4.6)	(5.5)	—	—
Amortization of net loss (gain)	0.5	0.5	0.6	0.6	(0.1)	—
Amortization of prior service cost	0.1	0.1	—	—	—	—
Net periodic benefit (income) cost	$(0.3)	$0.1	$(1.1)	$(1.5)	$—	$0.1

	Six Months Ended June 30,
	Pension Benefits				Post-retirement
	U.S.		International
(in millions of dollars)	2016	2015	2016	2015	2016	2015
Service cost	$0.6	$0.8	$0.4	$0.4	$—	$—
Interest cost	3.6	4.4	5.4	6.4	0.2	0.1
Expected return on plan assets	(6.0)	(6.2)	(9.2)	(10.9)	—	—
Amortization of net loss (gain)	1.0	1.0	1.2	1.2	(0.2)	—
Amortization of prior service cost	0.2	0.2	—	—	—	—
Curtailment gain	—	—	—	—	—	(0.2)
Settlement gain	—	—	—	—	—	(0.3)
Net periodic benefit (income) cost	$(0.6)	$0.2	$(2.2)	$(2.9)	$—	$(0.4)

We expect to contribute approximately $7.1 million to our defined benefit plans in 2016. For the six months ended June 30, 2016, we have contributed $3.1 million to these plans.

6. Stock-Based Compensation

The following table summarizes our stock-based compensation expense (including stock options, restricted stock units ("RSUs") and performance stock units ("PSUs")) for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions of dollars)	2016	2015	2016	2015
Stock option compensation expense	$0.7	$1.0	$1.6	$1.9
RSU compensation expense	1.6	1.6	2.6	2.8
PSU compensation expense	2.3	2.0	3.7	2.9
Total stock-based compensation expense	$4.6	$4.6	$7.9	$7.6

During the second quarter of 2016, the Company's Board of Directors approved the annual stock compensation grant to eligible non-employee directors, which consisted of 9,128 shares of stock (included in RSU compensation expense) and 73,024 RSUs.

Also during the second quarter of 2016, the Company's Board of Directors approved employee stock compensation grants, which consisted of 3,098 RSUs and 7,333 PSUs.

We generally recognize compensation expense for stock-based awards ratably over the vesting period. Stock-based compensation expense for the three and six months ended June 30, 2016 and 2015 includes $0.8 million and $0.8 million,

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)

respectively, of expense related to stock awards granted to eligible non-employee directors, which were fully vested on the grant date.

The following table summarizes our unrecognized compensation expense and the weighted-average period over which the expense will be recognized as of June 30, 2016:

	June 30, 2016
	Unrecognized	Weighted Average
	Compensation	Years Expense To Be
(in millions of dollars, except weighted average years)	Expense	Recognized Over
Stock options	$3.0	1.3
RSUs	$5.3	2.0
PSUs	$11.4	2.0

7. Inventories

Inventories are stated at the lower of cost or market value. The components of inventories were as follows:

(in millions of dollars)	June 30, 2016	December 31, 2015
Raw materials	$39.7	$33.3
Work in process	3.6	2.6
Finished goods	259.9	167.7
Total inventories	$303.2	$203.6

8. Goodwill and Identifiable Intangible Assets

Goodwill

As more fully described in the Company’s 2015 Annual Report on Form 10-K, we test goodwill for impairment at least annually and on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. The Company performed this annual assessment, on a qualitative basis, as allowed by U.S. GAAP, in the second quarter of 2016 and concluded that no impairment existed.

Changes in the net carrying amount of goodwill by segment were as follows:

(in millions of dollars)	ACCO Brands North America	ACCO Brands International	Computer Products Group	Total

Balance at December 31, 2015	$377.5	$112.6	$6.8	$496.9
Pelikan Artline acquisition (preliminary)	—	84.3	—	84.3
Translation	3.6	13.8	—	17.4
Balance at June 30, 2016	$381.1	$210.7	$6.8	$598.6

Goodwill	$512.0	$294.9	$6.8	$813.7
Accumulated impairment losses	(130.9)	(84.2)	—	(215.1)
Balance at June 30, 2016	$381.1	$210.7	$6.8	$598.6

Goodwill has been recorded on our balance sheet related to the PA Acquisition and represents the excess of the cost of the PA Acquisition when compared to the fair value estimate of the net assets acquired on May 2, 2016 (the date of the PA Acquisition). See Note 3. Acquisition, for details on the preliminary calculation of the goodwill acquired in the PA Acquisition.

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)

Identifiable Intangible Assets

The identifiable intangible assets of $60.8 million acquired in the PA Acquisition include amortizable customer relationships and trade names and were recorded at their preliminary estimated fair values. We are continuing our review of our fair value estimate of assets acquired and liabilities assumed during the measurement period, which will conclude as soon as we receive the information we are seeking about facts and circumstances that existed as of the acquisition date, or learn that more information is not available. The values assigned were based on the estimated future discounted cash flows attributable to the assets. These future cash flows were estimated based on the historical cash flows and then adjusted for anticipated future changes, primarily expected changes in sales volume or price.

Amortizable customer relationships and trade names are expected to be amortized over lives ranging from 12 to 30 years from the PA Acquisition date of May 2, 2016. The customer relationships will be amortized on an accelerated basis. The preliminary allocations of the acquired identifiable intangibles acquired in the PA Acquisition are as follows:

(in millions of dollars)	Estimated Fair Value	Estimated Average Remaining Useful Life
Customer relationships	$37.8	12 Years
Trade names - amortizable	23.0	12-30 Years
Total identifiable intangibles acquired	$60.8

The gross carrying value and accumulated amortization by class of identifiable intangible assets as of June 30, 2016 and December 31, 2015 were as follows:

	June 30, 2016				December 31, 2015
(in millions of dollars)	Gross Carrying Amounts	Accumulated Amortization		Net Book Value	Gross Carrying Amounts	Accumulated Amortization		Net Book Value
Indefinite-lived intangible assets:
Trade names	$484.1	$(44.5)	(1)	$439.6	$471.8	$(44.5)	(1)	$427.3
Amortizable intangible assets:
Trade names	144.1	(64.9)		79.2	122.6	(61.7)		60.9
Customer and contractual relationships	133.7	(69.5)		64.2	95.8	(63.1)		32.7
Subtotal	277.8	(134.4)		143.4	218.4	(124.8)		93.6
Total identifiable intangibles	$761.9	$(178.9)		$583.0	$690.2	$(169.3)		$520.9

(1)	Accumulated amortization prior to the adoption of authoritative guidance on goodwill and indefinite-lived intangible assets, at which time further amortization ceased.

The Company’s intangible amortization expense was $5.4 million and $4.9 million for the three months ended June 30, 2016 and 2015, respectively and $10.1 million and $10.1 million for the six months ended June 30, 2016 and 2015, respectively.

Estimated amortization expense for amortizable intangible assets as of June 30, 2016 for the current year and the next five years are as follows:

(in millions of dollars)	2016	2017	2018	2019	2020	2021
Estimated amortization expense(1)	$21.6	$20.4	$17.8	$15.2	$12.6	$10.1

(1)
Actual amounts of amortization expense may differ from estimated amounts due to changes in foreign currency exchange rates, additional intangible asset acquisitions, impairment of intangible assets, accelerated amortization of intangible assets and other events.

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)

We test indefinite-lived intangibles for impairment at least annually and on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. We performed this annual assessment, on a qualitative basis, as allowed by U.S. GAAP, for the majority of indefinite-lived trade names in the second quarter of 2016 and concluded that no impairment existed. For two of our indefinite-lived trade names that are not substantially above their carrying values, Mead® and Hilroy®, we performed quantitative tests (Step 1) in the second quarter of 2016. The following long-term growth rates and discount rates were used, 1.5% and 10.0% for Mead® and 1.5% and 10.5% for Hilroy®, respectively. We concluded that neither Mead® nor Hilroy® were impaired.

In the fourth quarter of 2015 we performed a quantitative test, as we identified the recession in Brazil as a triggering event related to our trade name, Tilibra®, primarily used in Brazil. While we concluded that no impairment existed, the trade name's fair value has been significantly reduced. Key financial assumptions utilized to determine the fair value of Tilibra® included a long-term growth rate of 6.5% and a 14.5% discount rate. In 2016, the Tilibra® trade name is performing in line with the forecast used in the fourth quarter of 2015 quantitative test; however, the economic conditions in Brazil could deteriorate further triggering additional future reviews.

The fair values of Mead®, Tilibra® and Hilroy® trade names are less than 30% above their carrying values. As of June 30, 2016 the carrying values of those trade names were as follows: Mead® ($113.3 million), Tilibra® ($63.4 million) and Hilroy® ($12.3 million).

9. Restructuring

During the second quarter of 2016, the Company initiated cost savings plans related to the consolidation and integration of the recently acquired Pelikan Artline into the Company's already existing Australian and New Zealand business. In addition the Company initiated additional cost savings plans to further enhance its North American operations.

During 2014, we initiated restructuring actions that further enhanced our ongoing efforts to centralize, control and streamline our global and regional operational, supply chain and administrative functions, primarily associated with our North American school, office and Computer Products Group workforce. The remaining balance reported at December 31, 2015 has been substantially paid in 2016.

We recorded $4.4 million and $0.2 million of expense for the three months ended June 30, 2016 and 2015, respectively and $4.4 million of expense and $0.3 million of income for the six months ended June 30, 2016 and 2015, respectively. Employee termination income in 2015 relates to the release of reserves no longer required.

A summary of the activity in the restructuring accounts for the six months ended June 30, 2016 and 2015 was as follows:

(in millions of dollars)	Balance at December 31, 2015	Provision	Cash Expenditures	Non-cash Items/ Currency Change	Balance at June 30, 2016
Employee termination costs	$0.9	$4.4	$(3.3)	$0.1	$2.1
Termination of lease agreements	0.1	—	(0.1)	—	—
Total restructuring liability	$1.0	$4.4	$(3.4)	$0.1	$2.1

(in millions of dollars)	Balance at December 31, 2014	(Income)/ Provision	Cash Expenditures	Non-cash Items/ Currency Change	Balance at June 30, 2015
Employee termination costs	$7.8	$(0.5)	$(3.8)	$(0.1)	$3.4
Termination of lease agreements	0.6	0.2	(0.4)	—	0.4
Total restructuring liability	$8.4	$(0.3)	$(4.2)	$(0.1)	$3.8

We expect the remaining $2.1 million of employee termination costs to be substantially paid in the next eighteen months.

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)

10. Income Taxes

The reconciliation of income taxes for the three and six month periods ended June 30, 2016 and 2015, computed at the U.S. federal statutory income tax rate, compared to our effective income tax rate, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions of dollars)	2016	2015	2016	2015
Income tax expense computed at U.S. statutory income tax rate (35%)	$25.2	$13.7	$24.3	$11.7
Interest on Brazilian Tax Assessment	0.7	0.7	1.3	1.4
Realized foreign exchange net loss on intercompany loans	(3.3)	—	(10.7)	—
Revaluation of previously held equity interest	(14.2)	—	(14.2)	—
Correction of deferred tax	—	(1.6)	—	(1.6)
Miscellaneous	1.6	(1.4)	1.9	—
Income tax expense as reported	$10.0	$11.4	$2.6	$11.5
Effective tax rate	13.9%	29.2%	3.8%	34.4%

For the six months ended June 30, 2016, we recorded an income tax expense of $2.6 million on income before taxes of $69.3 million. For the six months ended June 30, 2015, we reported an income tax expense of $11.5 million on income before taxes of $33.4 million. The low effective tax rate for the six months ended June 30, 2016 is primarily due to the following: 1) under Australian tax laws, there is no tax expense on the $35.2 million gain arising from the PA Acquisition due to the revaluation of the Company's ownership interest to fair value and 2) tax losses on foreign exchange on the repayment of intercompany loans, for which the pre-tax effect is recorded in equity.

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

Because there is no settled legal precedent on which to base a definitive opinion as to whether we will ultimately prevail, we consider the outcome of this dispute to be uncertain. Since it is not more likely than not that we will prevail, in 2012, we recorded a reserve in the amount of $44.5 million (at December 31, 2012 exchange rates) in consideration of this contingency, of which $43.3 million was recorded as an adjustment to the purchase price and which included the 2007-2012 tax years plus penalties and interest through December 2012. Included in this reserve is an assumption of penalties at 75%, which is the standard penalty. While there is a possibility that a penalty of 150% could be imposed, based on the facts in our case and existing precedent, we believe the likelihood of a 150% penalty being imposed is not more likely than not. In the meantime, we will continue to actively

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)

monitor administrative and judicial court decisions and evaluate their impact, if any, on our legal assessment of the ultimate outcome of our case. In addition, we will continue to accrue interest related to this contingency until such time as the outcome is known or until evidence is presented that we are more likely than not to prevail. During the three months ended June 30, 2016 and 2015 we accrued additional interest as a charge to current income tax expense of $0.7 million and $0.7 million, respectively and for the six months ended June 30, 2016 and 2015, we accrued additional interest of $1.3 million and $1.4 million, respectively. At current exchange rates, our accrual through June 30, 2016, including tax, penalties and interest is $36.0 million.

11. Earnings per Share

Total outstanding shares as of June 30, 2016 and 2015 were 107.2 million and 108.1 million, respectively. Under our stock repurchase program, for the three and six months ended June 30, 2015 we repurchased and retired 3.0 million and 5.1 million shares, respectively, of common stock. No shares were repurchased during the three or six months ended June 30, 2016. In addition, for the three and six months ended June 30, 2016 and 2015 we acquired 0.0 million and 0.1 million shares and 0.7 million and 0.7 million shares, respectively, of treasury shares related to tax withholding for share-based compensation. The calculation of basic earnings per common share is based on the weighted average number of common shares outstanding in the year, or period, over which they were outstanding. Our calculation of diluted earnings per common share assumes that any common shares outstanding were increased by shares that would be issued upon exercise of those stock units for which the average market price for the period exceeds the exercise price less the shares that could have been purchased by the Company with the related proceeds, including compensation expense measured but not yet recognized, net of tax.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2016	2015	2016	2015
Weighted-average number of common shares outstanding — basic	107.1	109.1	106.6	110.6
Stock options	0.8	0.2	0.5	0.2
Stock-settled stock appreciation rights	—	0.3	—	0.4
Restricted stock units	1.1	1.0	1.5	1.3
Adjusted weighted-average shares and assumed conversions — diluted	109.0	110.6	108.6	112.5

Awards of potentially dilutive shares of common stock, which have exercise prices that were higher than the average market price during the period, are not included in the computation of dilutive earnings per share as their effect would have been anti-dilutive. For the three and six months ended June 30, 2016 these shares were approximately 3.8 million and 6.4 million, respectively. For the three and six months ended June 30, 2015 these shares were approximately 6.0 million and 5.2 million, respectively.

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

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)

Forward currency contracts are used to hedge foreign denominated inventory purchases for Europe, Australia, Canada and Japan and are designated as cash flow hedges. Unrealized gains and losses on these contracts for inventory purchases are deferred in other comprehensive income (loss) until the contracts are settled and the underlying hedged transactions are recognized, at which time the deferred gains or losses will be reported in the "Cost of products sold" line in the "Consolidated Statements of Income." As of June 30, 2016 and December 31, 2015, we had cash-flow-designated foreign exchange contracts outstanding with a U.S. dollar equivalent notional value of $64.6 million and $68.2 million, respectively.

Forward currency contracts used to hedge foreign denominated intercompany loans are not designated as hedging instruments. Gains and losses on these derivative instruments are recognized within "Other (income) expense, net" in the "Consolidated Statements of Income" and are largely offset by the change in the current translated value of the hedged item. In the first of quarter of 2016, we also took out a forward currency contract to hedge an expected intercompany dividend, which also was not designated as a hedging instrument. The periods of the forward foreign exchange contracts correspond to the periods of the hedged transactions, and do not extend beyond June 2017. As of June 30, 2016 and December 31, 2015, we had undesignated foreign exchange contracts outstanding with a U.S. dollar equivalent notional value of $45.3 million and $33.3 million, respectively.

The following table summarizes the fair value of our derivative financial instruments as of June 30, 2016 and December 31, 2015:

	Fair Value of Derivative Instruments
	Derivative Assets			Derivative Liabilities
(in millions of dollars)	Balance Sheet Location	June 30, 2016	December 31, 2015	Balance Sheet Location	June 30, 2016	December 31, 2015
Derivatives designated as hedging instruments:
Foreign exchange contracts	Other current assets	$0.2	$1.9	Other current liabilities	$2.1	$0.3
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current assets	1.1	0.7	Other current liabilities	0.2	0.1
Total derivatives		$1.3	$2.6		$2.3	$0.4
The following tables summarize the pre-tax effect of our derivative financial instruments on the condensed consolidated financial statements for the three months ended June 30, 2016 and 2015:

	The Effect of Derivative Instruments in Cash Flow Hedging Relationships on the Consolidated Financial Statements
	Amount of Gain (Loss) Recognized in OCI (Effective Portion)		Location of (Gain) Loss Reclassified from OCI to Income	Amount of (Gain) Loss Reclassified from AOCI to Income (Effective Portion)
	Three Months Ended June 30,			Three Months Ended June 30,
(in millions of dollars)	2016	2015		2016	2015
Cash flow hedges:
Foreign exchange contracts	$(0.8)	$(0.4)	Cost of products sold	$1.5	$(1.6)

	The Effect of Derivative Instruments in Cash Flow Hedging Relationships on the Consolidated Financial Statements
	Amount of Gain (Loss) Recognized in OCI (Effective Portion)		Location of (Gain) Loss Reclassified from OCI to Income	Amount of (Gain) Loss Reclassified from AOCI to Income (Effective Portion)
	Six Months Ended June 30,			Six Months Ended June 30,
(in millions of dollars)	2016	2015		2016	2015
Cash flow hedges:
Foreign exchange contracts	$(3.8)	$4.2	Cost of products sold	$0.8	$(7.3)

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)

	The Effect of Derivatives Not Designated as Hedging Instruments on the Condensed Consolidated Statements of Operations
	Location of (Gain) Loss Recognized in Income on Derivatives	Amount of (Gain) Loss Recognized in Income		Amount of (Gain) Loss Recognized in Income
		Three Months Ended June 30,		Six Months Ended June 30,
(in millions of dollars)		2016	2015	2016	2015
Foreign exchange contracts	Other (income) expense, net	$(2.2)	$0.1	$(1.6)	$1.0

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

We have determined that our financial assets and liabilities are Level 2 in the fair value hierarchy. The following table sets forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2016 and December 31, 2015:

(in millions of dollars)	June 30, 2016	December 31, 2015
Assets:
Forward currency contracts	$1.3	$2.6
Liabilities:
Forward currency contracts	$2.3	$0.4

Our forward currency contracts are included in "Other current assets" or "Other current liabilities" and mature within 12 months. The forward foreign currency exchange contracts are primarily valued based on the foreign currency spot and forward rates quoted by the banks or foreign currency dealers. As such, these derivative instruments are classified within Level 2.

The fair values of cash and cash equivalents, notes payable to banks, accounts receivable and accounts payable approximate carrying amounts due principally to their short maturities. The carrying amount of total debt was $883.6 million and $729.0 million and the estimated fair value of total debt was $909.8 million and $740.3 million at June 30, 2016 and December 31, 2015, respectively. The fair values are determined from quoted market prices, where available, and from investment bankers using current interest rates considering credit ratings and the remaining time to maturity.

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)

14. Accumulated Other Comprehensive Income (Loss)

Comprehensive income is defined as net income (loss) and other changes in stockholders’ equity from transactions and other events from sources other than stockholders. The components of, and changes in, accumulated other comprehensive income (loss), net of tax were as follows:

(in millions of dollars)	Derivative Financial Instruments	Foreign Currency Adjustments	Unrecognized Pension and Other Post-retirement Benefit Costs	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2015	$0.8	$(302.7)	$(127.3)	$(429.2)
Other comprehensive income (loss) before reclassifications, net of tax	(2.7)	40.3	5.9	43.5
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	0.6	—	1.4	2.0
Balance at June 30, 2016	$(1.3)	$(262.4)	$(120.0)	$(383.7)

The reclassifications out of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
(in millions of dollars)	Amount Reclassified from Accumulated Other Comprehensive Income		Amount Reclassified from Accumulated Other Comprehensive Income		Location on Income Statement
Details about Accumulated Other Comprehensive Income Components
(Loss) gain on cash flow hedges:
Foreign exchange contracts	$(1.5)	$1.6	$(0.8)	$7.3	Cost of products sold
Tax benefit (expense)	0.4	(0.4)	0.2	(2.1)	Income tax expense
Net of tax	$(1.1)	$1.2	$(0.6)	$5.2
Defined benefit plan items:
Amortization of actuarial loss	$(1.0)	$(1.1)	$(2.0)	$(2.2)	(1)
Amortization of prior service cost	(0.1)	(0.1)	(0.2)	(0.2)	(1)
Total before tax	(1.1)	(1.2)	(2.2)	(2.4)
Tax benefit	0.4	0.4	0.8	1.2	Income tax expense
Net of tax	$(0.7)	$(0.8)	$(1.4)	$(1.2)

Total reclassifications for the period, net of tax	$(1.8)	$0.4	$(2.0)	$4.0

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

On May 2, 2016, the Company completed the acquisition of the remaining 50% interest in its former joint-venture, Pelikan Artline, which it did not already own. Prior to the PA Acquisition, the Pelikan Artline joint venture was accounted for under the equity method. Accordingly, the results of Pelikan Artline are included in the Company's condensed consolidated financial statements from the date of the PA Acquisition, May 2, 2016. Pelikan Artline is a premier distributor of academic, consumer and business products in Australia and New Zealand. Pelikan Artline's product categories include writing instruments, notebooks, binding and lamination, visual communication, cleaning and janitorial supplies, as well as general stationery. Its industry-leading brands include Artline, Quartet and GBC (Pelikan Artline was ACCO Brands' distributor), Jastek, Spirax, and Texta, among others. Pelikan Artline has been included in the ACCO Brands International segment.

Our business, academic and calendar product lines use name brands such as Artline, AT-A-GLANCE®, Day-Timer®, Five Star®, GBC®, Hilroy®, Marbig, Mead®, NOBO, Quartet®, Rexel, Swingline®, Tilibra®, Wilson Jones® and many others. Products and brands are not confined to one channel or product category and are sold based on end-user preference in each geographic location.

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

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)

Net sales by business segment for the three and six months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions of dollars)	2016	2015	2016	2015
ACCO Brands North America	$279.1	$268.6	$444.8	$435.3
ACCO Brands International	101.3	96.7	186.6	191.3
Computer Products Group	29.7	29.4	56.8	58.1
Net sales	$410.1	$394.7	$688.2	$684.7

Operating income by business segment for the three and six months ended June 30, 2016 and 2015 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions of dollars)	2016	2015	2016	2015
ACCO Brands North America	$51.6	$50.1	$61.9	$55.7
ACCO Brands International	2.9	6.2	6.7	9.5
Computer Products Group	3.2	2.2	4.9	4.2
Segment operating income	57.7	58.5	73.5	69.4
Corporate	(12.3)	(9.3)	(21.6)	(17.6)
Operating income(a)	45.4	49.2	51.9	51.8
Interest expense	12.8	11.3	23.5	22.5
Interest income	(1.9)	(2.3)	(3.3)	(3.4)
Equity in earnings of joint venture	(0.8)	(1.2)	(2.1)	(2.6)
Other (income) expense, net	(36.6)	2.3	(35.5)	1.9
Income before income tax	$71.9	$39.1	$69.3	$33.4

(a)
Operating income as presented in the segment table above is defined as i) net sales; ii) less cost of products sold; iii) less advertising, selling, general and administrative expenses; iv) less amortization of intangibles; and v) less restructuring charges.

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)

16. Joint-Venture Investment

Summarized below is the financial information for the Company’s joint-venture, Pelikan Artline, in which we owned a50% non-controlling interest, which was accounted for under the equity method. Accordingly, we recorded our proportionate share of earnings or losses on the line entitled "Equity in earnings of joint venture" in the "Consolidated Statements of Income."

On May 2, 2016, the Company completed the PA Acquisition and accordingly, the results of Pelikan Artline are included in the Company's condensed consolidated financial statements from the date of the PA Acquisition, May 2, 2016. See "Note 3. Acquisition" for details on the PA Acquisition.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions of dollars)	2016	2015	2016	2015
Net sales	$8.9	$24.3	$34.9	$48.4
Gross profit	4.3	9.2	14.1	19.1
Net income	1.6	2.3	4.1	5.2

(in millions of dollars)	December 31, 2015
Current assets	$76.6
Non-current assets	43.6
Current liabilities	37.5
Non-current liabilities	13.1

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

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)

18. Condensed Consolidating Financial Information

Certain of the Company’s 100% owned domestic subsidiaries are required to jointly and severally, fully and unconditionally guarantee the 6.75% Senior Unsecured Notes that are due in the year 2020. Rather than filing separate financial statements for each guarantor subsidiary with the SEC, the Company has elected to present the following condensed consolidating financial statements, which includes the condensed consolidating statements of comprehensive income and results of operations for the three months ended June 30, 2016 and 2015, cash flows for the six months ended June 30, 2016, and 2015, and financial position as of June 30, 2016 and December 31, 2015 of the Company and its guarantor and non-guarantor subsidiaries (in each case carrying investments under the equity method), and the eliminations necessary to arrive at the reported amounts included in the condensed consolidated financial statements of the Company.

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)

Condensed Consolidating Balance Sheets (Unaudited)

	June 30, 2016
(in millions of dollars)	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$3.8	$—	$92.4	$—	$96.2
Accounts receivable, net	—	191.0	159.8	—	350.8
Inventories	—	174.8	128.4	—	303.2
Receivables from affiliates	19.7	458.9	55.2	(533.8)	—
Other current assets	1.7	19.1	21.3	—	42.1
Total current assets	25.2	843.8	457.1	(533.8)	792.3
Property, plant and equipment, net	3.9	100.4	102.1	—	206.4
Deferred income taxes	—	—	27.5	—	27.5
Goodwill	—	330.7	267.9	—	598.6
Identifiable intangibles, net	57.4	374.4	151.2	—	583.0
Other non-current assets	2.7	1.1	12.9	—	16.7
Investment in, long-term receivable from affiliates	1,610.4	859.8	441.0	(2,911.2)	—
Total assets	$1,699.6	$2,510.2	$1,459.7	$(3,445.0)	$2,224.5
Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable	$45.0	$—	$—	$—	$45.0
Current portion of long-term debt	—	—	3.9	—	3.9
Accounts payable	—	113.0	68.7	—	181.7
Accrued compensation	2.0	12.1	16.5	—	30.6
Accrued customer programs liabilities	—	36.7	38.8	—	75.5
Accrued interest	6.1	—	1.1	—	7.2
Other current liabilities	3.7	21.0	33.1	—	57.8
Payables to affiliates	9.9	211.3	241.6	(462.8)	—
Total current liabilities	66.7	394.1	403.7	(462.8)	401.7
Long-term debt, net	644.0	—	183.4	—	827.4
Long-term notes payable to affiliates	178.2	26.7	—	(204.9)	—
Deferred income taxes	106.5	—	34.1	—	140.6
Pension and post-retirement benefit obligations	1.4	53.3	25.4	—	80.1
Other non-current liabilities	4.1	20.0	51.9	—	76.0
Total liabilities	1,000.9	494.1	698.5	(667.7)	1,525.8
Stockholders’ equity:
Common stock	1.1	448.1	154.7	(602.8)	1.1
Treasury stock	(16.9)	—	—	—	(16.9)
Paid-in capital	1,998.7	1,551.1	743.0	(2,294.1)	1,998.7
Accumulated other comprehensive loss	(383.7)	(68.2)	(260.6)	328.8	(383.7)
(Accumulated deficit) retained earnings	(900.5)	85.1	124.1	(209.2)	(900.5)
Total stockholders’ equity	698.7	2,016.1	761.2	(2,777.3)	698.7
Total liabilities and stockholders’ equity	$1,699.6	$2,510.2	$1,459.7	$(3,445.0)	$2,224.5

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

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)

Condensed Consolidating Statement of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended June 30, 2016
(in millions of dollars)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$267.3	$154.6	$(11.8)	$410.1
Cost of products sold	—	180.8	106.3	(11.8)	275.3
Gross profit	—	86.5	48.3	—	134.8
Advertising, selling, general and administrative expenses	12.4	36.5	30.7	—	79.6
Amortization of intangibles	—	3.6	1.8	—	5.4
Restructuring charges	—	0.1	4.3	—	4.4
Operating income (loss)	(12.4)	46.3	11.5	—	45.4
(Income) expense from affiliates	(0.3)	(4.2)	4.5	—	—
Interest expense	10.9	—	1.9	—	12.8
Interest income	—	—	(1.9)	—	(1.9)
Equity in earnings of joint ventures	—	—	(0.8)	—	(0.8)
Other income, net	(2.1)	—	(34.5)	—	(36.6)
Income (loss) from continuing operations before income taxes and earnings of wholly owned subsidiaries	(20.9)	50.5	42.3	—	71.9
Income tax expense	4.7	—	5.3	—	10.0
Income (loss) before earnings of wholly owned subsidiaries	(25.6)	50.5	37.0	—	61.9
Earnings of wholly owned subsidiaries	87.5	34.8	—	(122.3)	—
Net income	$61.9	$85.3	$37.0	$(122.3)	$61.9
Comprehensive income	$80.1	$85.8	$54.7	$(140.5)	$80.1

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)

Condensed Consolidating Statement of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended June 30, 2015
(in millions of dollars)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$258.5	$150.5	$(14.3)	$394.7
Cost of products sold	—	173.1	109.2	(14.3)	268.0
Gross profit	—	85.4	41.3	—	126.7
Advertising, selling, general and administrative expenses	11.2	36.9	24.3	—	72.4
Amortization of intangibles	—	3.9	1.0	—	4.9
Restructuring charges	—	0.2	—	—	0.2
Operating income (loss)	(11.2)	44.4	16.0	—	49.2
(Income) expense from affiliates	(0.3)	(5.9)	6.2	—	—
Interest expense	11.5	—	(0.2)	—	11.3
Interest income	—	—	(2.3)	—	(2.3)
Equity in earnings of joint ventures	—	—	(1.2)	—	(1.2)
Other expense (income), net	1.8	(0.1)	0.6	—	2.3
Income (loss) from continuing operations before income taxes and earnings of wholly owned subsidiaries	(24.2)	50.4	12.9	—	39.1
Income tax expense	8.7	—	2.7	—	11.4
Income (loss) before earnings of wholly owned subsidiaries	(32.9)	50.4	10.2	—	27.7
Earnings of wholly owned subsidiaries	60.6	9.7	—	(70.3)	—
Net income	$27.7	$60.1	$10.2	$(70.3)	$27.7
Comprehensive income	$40.1	$60.5	$21.5	$(82.0)	$40.1

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)

Condensed Consolidating Statement of Comprehensive Income (Loss) (Unaudited)

	Six Months Ended June 30, 2016
(in millions of dollars)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$435.4	$274.7	$(21.9)	$688.2
Cost of products sold	—	301.2	191.7	(21.9)	471.0
Gross profit	—	134.2	83.0	—	217.2
Advertising, selling, general and administrative expenses	23.5	72.9	54.4	—	150.8
Amortization of intangibles	—	7.5	2.6	—	10.1
Restructuring charges	—	0.1	4.3	—	4.4
Operating income (loss)	(23.5)	53.7	21.7	—	51.9
(Income) expense from affiliates	(0.5)	(8.3)	8.8	—	—
Interest expense	21.6	—	1.9	—	23.5
Interest income	—	—	(3.3)	—	(3.3)
Equity in earnings of joint ventures	—	—	(2.1)	—	(2.1)
Other (income) expense, net	(1.8)	0.8	(34.5)	—	(35.5)
Income (loss) from continuing operations before income taxes and earnings of wholly owned subsidiaries	(42.8)	61.2	50.9	—	69.3
Income tax expense (benefit)	(6.3)	—	8.9	—	2.6
Income (loss) before earnings of wholly owned subsidiaries	(36.5)	61.2	42.0	—	66.7
Earnings of wholly owned subsidiaries	103.2	39.8	—	(143.0)	—
Net income	$66.7	$101.0	$42.0	$(143.0)	$66.7
Comprehensive income	$112.2	$101.6	$87.2	$(188.8)	$112.2

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)

Condensed Consolidating Statement of Comprehensive Income (Loss) (Unaudited)

	Six Months Ended June 30, 2015
(in millions of dollars)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$427.8	$282.7	$(25.8)	$684.7
Cost of products sold	—	298.9	204.7	(25.8)	477.8
Gross profit	—	128.9	78.0	—	206.9
Advertising, selling, general and administrative expenses	20.9	73.1	51.3	—	145.3
Amortization of intangibles	—	8.2	1.9	—	10.1
Restructuring credits	—	(0.3)	—	—	(0.3)
Operating income (loss)	(20.9)	47.9	24.8	—	51.8
(Income) expense from affiliates	(0.6)	(11.1)	11.7	—	—
Interest expense	22.9	—	(0.4)	—	22.5
Interest income	—	—	(3.4)	—	(3.4)
Equity in earnings of joint ventures	—	—	(2.6)	—	(2.6)
Other expense (income), net	2.0	(0.5)	0.4	—	1.9
Income (loss) from continuing operations before income taxes and earnings of wholly owned subsidiaries	(45.2)	59.5	19.1	—	33.4
Income tax expense	5.6	—	5.9	—	11.5
(Loss) income before earnings of wholly owned subsidiaries	(50.8)	59.5	13.2	—	21.9
Earnings of wholly owned subsidiaries	72.7	15.1	—	(87.8)	—
Net income	$21.9	$74.6	$13.2	$(87.8)	$21.9
Comprehensive (loss) income	$(39.7)	$74.5	$(43.6)	$(30.9)	$(39.7)

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)

Condensed Consolidating Statement of Cash Flows (Unaudited)

	Six Months Ended June 30, 2016
(in millions of dollars)	Parent	Guarantors	Non-Guarantors	Consolidated
Net cash provided (used) by operating activities	$(34.2)	$(16.4)	$51.4	$0.8
Investing activities:
Additions to property, plant and equipment	—	(2.7)	(4.2)	(6.9)
Payments for (proceeds from) interest in affiliates	—	74.4	(74.4)	—
Proceeds from the disposition of assets	—	—	0.1	0.1
Cost of acquisition, net of cash acquired	—	—	(85.4)	(85.4)
Net cash (used) provided by investing activities	—	71.7	(163.9)	(92.2)
Financing activities:
Intercompany financing	(9.4)	16.9	(7.5)	—
Net dividends	82.1	(72.5)	(9.6)	—
Proceeds from long-term borrowings	—	—	187.4	187.4
Repayments of long-term debt	(78.0)	—	(12.3)	(90.3)
Borrowings of notes payable, net	45.0	—	(12.2)	32.8
Payments for debt issuance costs	—	—	(0.8)	(0.8)
Payments related to tax withholding for share-based compensation	(5.0)	—	—	(5.0)
Excess tax benefit from share-based compensation	0.9	—	—	0.9
Proceeds from the exercise of stock options	1.6	—	—	1.6
Net cash provided (used) by financing activities	37.2	(55.6)	145.0	126.6
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	5.6	5.6
Net increase (decrease) in cash and cash equivalents	3.0	(0.3)	38.1	40.8
Cash and cash equivalents:
Beginning of the period	0.8	0.3	54.3	55.4
End of the period	$3.8	$—	$92.4	$96.2

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three and six months ended June 30, 2016 and 2015, should be read in conjunction with the unaudited condensed consolidated financial statements of ACCO Brands Corporation and the accompanying notes contained herein.

Overview of the Company

ACCO Brands is one of the world's largest designers, marketers and manufacturers of branded business, academic and consumer products. Our widely recognized brands include Artline, AT-A-GLANCE®, Day-Timer®, Five Star®, GBC®, Hilroy®, Kensington®, Marbig, Mead®, NOBO, Quartet®, Rexel, Swingline®, Tilibra®, Wilson Jones® and many others. More than 80% of our net sales come from brands that occupy the number one or number two positions in the select markets in which we compete. We seek to develop new products that meet the needs of our consumers and commercial end-users. We compete through a balance of product innovation, category management, a low-cost operating model and an efficient supply chain. We sell our products to consumers and commercial end-users primarily through resellers, including traditional office supply resellers, wholesalers and retailers, including on-line retailers. Our products are sold primarily to markets located in the U.S., Northern Europe, Australia Canada, Brazil and Mexico. For the year ended December 31, 2015, approximately 40% of our sales were outside the U.S.

The majority of our revenue is concentrated in geographies where demand for our product categories is in mature stages, but we see opportunities to grow sales through market share gains, channel expansion and new products. Over the long-term we expect to derive growth in faster growing emerging geographies where demand in the product categories in which we compete is strong, such as in Latin America and parts of Asia, the Middle East and Eastern Europe. We plan to grow organically supplemented by strategic acquisitions in both existing and adjacent categories. Historically, key drivers of demand for office and school products have included trends in white-collar employment levels, education enrollment levels, gross domestic product (GDP), growth in the number of small businesses and home offices, as well as consumer usage trends for our product categories.

We believe our leading product positions provide the scale to enable us to invest in product innovation and drive growth across our product categories. We manufacture approximately half of our products locally where we operate, and source approximately half of our products, primarily from China.

Key factors that affect our profitability are volume, sales prices compared to product cost and foreign exchange rates as updated in "Part II, Item 1A. Risk Factors" of this Quarterly Report on Form 10-Q. See "Part I, Item 1A. Risk Factors" in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 for further information regarding these and other risk factors.

Pelikan Artline Joint-Venture Acquisition

On May 2, 2016, the Company completed the acquisition of the remaining 50% interest in its former joint-venture, Pelikan Artline (the "PA Acquisition"), which it did not already own. Prior to the PA Acquisition, the Pelikan Artline joint venture was accounted for under the equity method. Accordingly, the results of Pelikan Artline are included in the Company's condensed consolidated financial statements from the date of the PA Acquisition, May 2, 2016. Pelikan Artline is a premier distributor of academic, consumer and business products in Australia and New Zealand. Pelikan Artline's product categories include writing instruments, notebooks, binding and lamination, visual communication, cleaning and janitorial supplies, as well as general stationery. Its industry-leading brands include Artline, Quartet and GBC (Pelikan Artline was ACCO Brands' distributor), Jastek, Spirax, and Texta, among others. The PA Acquisition was financed through a borrowing of A$100.0 million (US$74.4 million based on June 30, 2016 exchange rates) in the form of an incremental Term A loan under the Credit Agreement along with additional borrowings under the Company’s existing revolving facility under the Credit Agreement.

During the second quarter of 2016, we recognized a $35.2 million gain in connection with the PA Acquisition due to the revaluation of the Company's previously held equity interest in Pelikan Artline. This gain was reported in "Other (income) expense, net" for both the three and six months ended June 30, 2016.

Overview of Performance

In the second quarter of 2016, net sales increased 4%. North America sales increased as a result of a strong sell-in for the start of the back-to-school season, primarily with gained product placements and broadened product offerings. Sales in the

International segment increased due to the PA Acquisition, but this was partially offset by lower sales in Europe and Brazil and our pre-acquisition Australian businesses. In addition, foreign currency translation reduced sales by $6.8 million, or 2%.

Foreign exchange has continued to materially impact our reported sales, earnings, cash flow and comparative balance sheet, because approximately 40% of our consolidated results are denominated in currencies other than the USD. During the second quarter of 2016, foreign currencies continued to weaken against the U.S. dollar ("USD") in comparison to 2015 second quarter averages, but to a lesser extent than we experienced in the prior year and prior quarter. In an effort to recover our lost gross margin, we raised prices during 2015 and again in 2016 in certain of our foreign markets.

Compared to 2015, the 2016 average foreign exchange rates have moved as follows for our major currencies relative to the USD:

Currency	QTD Increase (Decrease) versus Q2 2015	YTD Increase (Decrease) versus Q2 2015
Brazilian real	(13)%	(20)%
Mexican peso	(15)%	(16)%
Canadian dollar	(5)%	(7)%
Australian dollar	(4)%	(6)%
British pound	(6)%	(6)%
Euro	2%	—%
Japanese yen	13%	8%

Three months ended June 30, 2016 versus three months ended June 30, 2015
The following table presents the Company’s results for the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Amount of Change
(in millions of dollars)	2016	2015	$	%
Net sales	$410.1	$394.7	$15.4	4%
Cost of products sold	275.3	268.0	7.3	3%
Gross profit	134.8	126.7	8.1	6%
Gross profit margin	32.9%	32.1%		0.8	pts
Advertising, selling, general and administrative expenses	79.6	72.4	7.2	10%
Amortization of intangibles	5.4	4.9	0.5	10%
Restructuring charges	4.4	0.2	4.2	NM
Operating income	45.4	49.2	(3.8)	(8)%
Operating income margin	11.1%	12.5%		(1.4)	pts
Interest expense	12.8	11.3	1.5	13%
Interest income	(1.9)	(2.3)	(0.4)	(17)%
Equity in earnings of joint venture	(0.8)	(1.2)	(0.4)	(33)%
Other (income) expense, net	(36.6)	2.3	38.9	NM
Income tax expense	10.0	11.4	(1.4)	(12)%
Effective tax rate	13.9%	29.2%		(15.3)	pts
Net income	61.9	27.7	34.2	123%
Weighted average number of diluted shares outstanding:	109.0	110.6	(1.6)	(1)%

Net Sales

Net sales increased $15.4 million, or 4%, to $410.1 million from $394.7 million in the prior-year period. The PA Acquisition contributed sales of $16.8 million, or 4%. Foreign currency translation reduced sales by $6.8 million, or 2%. The underlying sales increase was primarily driven by a strong sell-in for the back-to-school season in North America and modest growth in the Computer Products Group, which was partially offset by lower sales in the International segment.

Cost of Products Sold

Cost of products sold includes all manufacturing, product sourcing and distribution costs, including depreciation related to assets used in the manufacturing, procurement and distribution process, allocation of certain information technology costs supporting those processes, inbound and outbound freight, shipping and handling costs, purchasing costs associated with materials and packaging used in the production processes, and inventory valuation adjustments. Cost of products sold increased $7.3 million, or 3%, to $275.3 million from $268.0 million in the prior-year period. The PA Acquisition contributed to increased cost of products sold by $10.6 million. Foreign currency translation reduced cost of products sold by $5.1 million, or 2%. The underlying increase was driven by higher underlying sales.

Gross Profit

Management believes that gross profit and gross profit margin provide enhanced shareholder understanding of underlying operating profit drivers. Gross profit increased $8.1 million, or 6%, to $134.8 million from $126.7 million in the prior-year period. The PA Acquisition contributed gross profit of $6.2 million. Foreign currency translation reduced gross profit by $1.7 million, or 1%. The underlying increase was driven by higher pricing and was partially offset by foreign-exchange-related inflation increases in cost of products sold at our foreign business units that source their inventory in USDs.

Gross profit margin increased to 32.9% from 32.1% in the prior-year period due to higher pricing.

Advertising, Selling, General and Administrative Expenses

Advertising, selling, general and administrative expenses (“SG&A”) include advertising, marketing, selling (including commissions), research and development, customer service, depreciation related to assets outside the manufacturing and distribution processes and all other general and administrative expenses outside the manufacturing and distribution functions (e.g., finance, human resources, information technology, etc.). SG&A increased $7.2 million, or 10%, to $79.6 million from $72.4 million in the prior-year period. The PA Acquisition increased SG&A by $4.4 million, including $1.1 million of costs related to the PA Acquisition. Foreign currency translation reduced SG&A by $1.4 million, or 2%. The underlying increase was driven by higher professional fees. Additionally, the prior year included a one-time $2.3 million benefit from the recovery of an indirect tax in Brazil.

As a percentage of sales, SG&A increased to 19.4% from 18.3% in the prior-year period for the reasons mentioned above.

Restructuring Charges

The Company initiated cost reduction plans related to the consolidation and integration of Pelikan Artline with our existing Australian and New Zealand businesses and incurred $3.3 million in severance charges. In addition, the Company initiated cost reduction plans and incurred $1.2 million in severance charges related to the consolidation of certain functions in the North America segment.

Operating Income

Operating income decreased $3.8 million to $45.4 million from $49.2 million in the prior-year period. The decrease was driven by restructuring charges and costs related to the PA Acquisition, increased SG&A and was partially offset by higher gross profit.

Interest Expense, Equity in Earnings of Joint Venture and Other (Income) Expense, Net

Interest expense increased $1.5 million, or 13%, to $12.8 million from $11.3 million in the prior-year period. The increase was primarily related to the PA Acquisition. We incurred a $0.5 million loan breakage fee for pre-existing Pelikan Artline debt and $0.4 million for the accelerated amortization of debt issuance costs due to a debt swap of part of our USD term loan for the new Australian dollar revolving loan.

Equity in earnings of joint venture were $0.8 million compared to $1.2 million in the prior-year period. The Company completed the PA Acquisition on May 2, 2016 and accordingly, the results of Pelikan Artline have been included in the Company's consolidated results from that date. Historically they were accounted for under the equity method.

Other (income) expense, net was income of $36.6 million compared to expense of $2.3 million in the prior-year period. The increase in income was from a $35.2 million gain arising from the PA Acquisition due to the revaluation of the Company's previously held equity interest to fair value and $1.6 million related to the reversal of the mark-to-market of a forward currency contract. In the prior year, we wrote-off $1.9 million of debt issuance costs related to the refinancing completed in the second quarter 2015.

Income Taxes

Income tax expense was $10.0 million on income before taxes of $71.9 million, with an effective tax rate of 13.9%. For the prior-year period, income tax expense was $11.4 million on income before taxes of $39.1 million, with an effective tax rate of 29.2%. The low effective tax rate in the current year is primarily due to the following: 1) the $35.2 million gain arising from the PA Acquisition due to the revaluation of the Company's previously held equity interest to fair value is not subject to tax and 2) tax losses on foreign exchange on the repayment of intercompany loans, for which the pre-tax effect is recorded in equity.

Net Income

Net income increased $34.2 million, to $61.9 million, or $0.57 per diluted share, from income of $27.7 million, or $0.25 per diluted share in the prior-year period. Foreign currency translation reduced net income by $1.8 million, or 6%. The underlying increase was primarily due the $35.2 million gain arising from the PA Acquisition due to the revaluation of the Company's previously held equity interest to fair value.

Segment Discussion

	Three Months Ended June 30, 2016			Amount of Change
	Net Sales	Segment Operating Income (A)	Operating Income Margin	Net Sales	Net Sales	Segment Operating Income	Segment Operating Income	Margin Points

(in millions of dollars)				$	%	$	%
ACCO Brands North America	$279.1	$51.6	18.5%	$10.5	4%	$1.5	3%	(20)
ACCO Brands International	101.3	2.9	2.9%	4.6	5%	(3.3)	(53)%	(350)
Computer Products Group	29.7	3.2	10.8%	0.3	1%	1.0	45%	330
Total	$410.1	$57.7		$15.4		$(0.8)

	Three Months Ended June 30, 2015
	Net Sales	Segment Operating Income (A)	Operating Income Margin

(in millions of dollars)
ACCO Brands North America	$268.6	$50.1	18.7%
ACCO Brands International	96.7	6.2	6.4%
Computer Products Group	29.4	2.2	7.5%
Total	$394.7	$58.5

(A) Segment operating income excludes corporate costs; "Interest expense," "Interest income," "Equity in earnings of joint venture," and "Other (income) expense, net." See "Part I, Item 1. Note 15. Information on Business Segments," for a reconciliation of total Segment operating income to "Income before income tax."

ACCO Brands North America

ACCO Brands North America net sales increased $10.5 million, or 4%, to $279.1 million from $268.6 million in the prior-year period. Foreign currency translation reduced sales by $2.0 million, or 1%. The underlying sales increase was primarily due to a strong back-to-school sell-in, notably with mass-market customers and on-line retailers. The strong sell-in was due to gained product placements and broadened product offerings and higher net pricing of 2%.The increase was partially offset by lower sales due to inventory reduction at wholesalers and office superstores, including the effects of distribution center and store closures.

ACCO Brands North America operating income increased $1.5 million, or 3%, to $51.6 million from $50.1 million in the prior-year period. The improvement was primarily due to higher sales volume, cost savings and productivity improvements, partially offset by an unfavorable customer/product mix (adverse customer mix and increased sales of certain lower margin products) and restructuring charges of $1.2 million related to the consolidation of certain functions. Operating income margin decreased slightly to 18.5% from 18.7%.

ACCO Brands International

ACCO Brands International net sales increased $4.6 million, or 5%, to $101.3 million from $96.7 million in the prior-year period. The PA Acquisition contributed sales of $16.8 million, or 17%. Foreign currency translation reduced sales by $4.6 million, or 5%. The underlying sales decrease was due to lower volume as a result of softness in certain markets, the ongoing recession in Brazil, the non-repeat of customer pre-buys in some markets ahead of 2015 mid-year price increases and the timing of customer inventory reductions in Europe. Partially offsetting the decline was pricing, which benefited sales by 10% as we raised prices to recover our gross margin following foreign-exchange-related cost of products sold increases.

ACCO Brands International operating income decreased $3.3 million, or 53%, to $2.9 million from $6.2 million in the prior-year period, and operating income margin decreased to 2.9% from 6.4%. The decrease was due to restructuring charges related to integration of Pelikan Artline of $3.3 million and $0.5 million in other one-time acquisition expenses, the absence of a one-time $2.3 million benefit from the recovery of an indirect tax in Brazil, which benefited the prior-year period and lower sales volume. The decrease was partially offset by higher pricing and productivity improvements.

Computer Products Group

Computer Products Group net sales increased $0.3 million, or 1%, to $29.7 million from $29.4 million in the prior-year period. Foreign currency translation reduced sales by $0.2 million, or 1%. The underlying sales increase was due to higher sales in desktop accessory products.

Computer Products Group operating income increased $1.0 million, or 45%, to $3.2 million from $2.2 million in the prior-year period, and operating income margin increased to 10.8% from 7.5%. Operating income increased primarily due to a favorable product mix, as our exit of low margin commoditized tablet accessories is largely complete. The operating margin increased primarily due to higher net pricing, driven by price increases taken to offset the foreign exchange impact in our foreign markets cost of products sold and lower discounts to clear inventory of commoditized tablet accessories than in the prior period.

Six months ended June 30, 2016 versus six months ended June 30, 2015

The following table presents the Company’s results for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,		Amount of Change
(in millions of dollars)	2016	2015	$	%
Net sales	$688.2	$684.7	$3.5	1%
Cost of products sold	471.0	477.8	(6.8)	(1)%
Gross profit	217.2	206.9	10.3	5%
Gross profit margin	31.6%	30.2%		1.4	pts
Advertising, selling, general and administrative expenses	150.8	145.3	5.5	4%
Amortization of intangibles	10.1	10.1	—	-
Restructuring charges (credits)	4.4	(0.3)	4.7	NM
Operating income	51.9	51.8	0.1	—%
Operating income margin	7.5%	7.6%		(0.1)	pts
Interest expense	23.5	22.5	1.0	4%
Interest income	(3.3)	(3.4)	(0.1)	(3)%
Equity in earnings of joint venture	(2.1)	(2.6)	(0.5)	(19)%
Other (income) expense, net	(35.5)	1.9	37.4	NM
Income tax expense	2.6	11.5	(8.9)	(77)%
Effective tax rate	3.8%	34.4%		(30.6)	pts
Net income	66.7	21.9	44.8	205%
Weighted average number of diluted shares outstanding:	108.6	112.5	(3.9)	(3)%

Net Sales

Net sales increased $3.5 million, or 1%, to $688.2 million from $684.7 million in the prior-year period. The PA Acquisition contributed sales of $16.8 million, or 3%. Foreign currency translation reduced sales by $20.4 million, or 3%. The underlying sales increase was driven by a strong sell-in for the back-to-school sales in North America and was partially offset by lower volume in the International segment.

Cost of Products Sold

Cost of products sold decreased $6.8 million, or 1%, to $471.0 million from $477.8 million in the prior-year period. The PA Acquisition contributed to increased cost of products sold by $10.6 million. Foreign currency translation reduced cost of products sold by $15.5 million, or 3%. The underlying decline was due to lower sales volume, cost savings and productivity improvements (primarily in the North America segment), partially offset by foreign-exchange-related inflation increases in the cost of products sold at our foreign business units that source their inventory in USDs.

Gross Profit

Gross profit increased $10.3 million, or 5%, to $217.2 million from $206.9 million in the prior-year period. The PA Acquisition increased gross profit by $6.2 million. Foreign currency translation reduced gross profit by $4.9 million, or 2%. The underlying increase was due to higher pricing, cost savings and productivity improvements, which were partially offset by lower sales volume and foreign-exchange-related inflation increases in cost of products sold at our foreign business units that source their inventory in USDs.

Gross profit margin increased to 31.6% from 30.2%. The increase was primarily due to cost savings and productivity improvements and higher pricing.

Advertising, Selling, General and Administrative Expenses

SG&A increased $5.5 million, or 4%, to $150.8 million from $145.3 million in the prior-year period. The PA Acquisition increased SG&A by $5.0 million, including $1.7 million of costs related to the PA Acquisition. Foreign currency translation reduced SG&A by $3.9 million, or 3%. The underlying increase was driven by higher professional fees. Additionally, the prior year included a one-time $2.3 million benefit from the recovery of an indirect tax in Brazil.

As a percentage of sales, SG&A increased to 21.9% from 21.2% in the prior-year period, for the reasons mentioned above.

Restructuring Charges (Credits)

The Company initiated cost reduction plans related to the consolidation and integration of Pelikan Artline with our already existing Australian and New Zealand businesses and incurred $3.3 million in severance charges. In addition, the Company initiated cost reduction plans and incurred $1.2 million in severance charges related to the consolidation of certain functions in the North America segment.

Operating Income

Operating income increased $0.1 million, to $51.9 million from $51.8 million in the prior-year period. Foreign currency translation reduced operating income by $0.6 million, or 1%. The underlying increase was driven by higher gross profit, partially offset by restructuring charges and costs related to the PA Acquisition and increased SG&A.

Interest Expense, Equity in Earnings of Joint Venture and Other (Income) Expense, Net

Interest expense increased $1.0 million, or 4%, to $23.5 million from $22.5 million in the prior-year period. The increase was primarily related to the PA Acquisition. We incurred a $0.5 million loan breakage fee for pre-existing Pelikan Artline debt and $0.4 million for the accelerated amortization of debt issuance costs due to a debt swap of part of our USD term loan for the new Australian dollar revolving loan.

Equity in earnings of joint venture were $2.1 million compared to $2.6 million in the prior-year period. The Company completed the PA Acquisition on May 2, 2016 and accordingly, the results of Pelikan Artline have been included in the Company's consolidated results from that date. Historically they were accounted for under the equity method.

Other (income) expense, net was income of $35.5 million compared to expense of $1.9 million in the prior-year period. The increase in income was driven by a $35.2 million gain arising from the PA Acquisition due to the revaluation of the Company's previously held equity interest to fair value and $1.0 million gain on the settlement of an intercompany loan, previously deemed permanently invested. In the prior year we wrote-off $1.9 million of debt issuance costs related to the refinancing completed in the second quarter 2015.

Income Taxes

Income tax expense was $2.6 million on income before taxes of $69.3 million, with an effective tax rate of 3.8%. For the prior-year period, income tax expense was $11.5 million on income before taxes of $33.4 million, with an effective tax rate of 34.4%. The low effective tax rate in the current year is primarily due to the following: 1) the $35.2 million gain arising from the PA Acquisition due to the revaluation of the Company's previously held equity interest to fair value is not subject to tax and 2) tax losses on foreign exchange on the repayment of intercompany loans, for which the pre-tax effect is recorded in equity.

Net Income

Net income increased $44.8 million, or 205%, to $66.7 million or $0.61 per diluted share, from $21.9 million, or $0.19 per diluted share in the prior-year period. Foreign currency translation reduced net income by $2.6 million, or 12%. The underlying increase was primarily due the $35.2 million gain arising as a result of the PA Acquisition due to the revaluation of the Company's previously held equity interest to fair value and the low effective tax rate in the current year.

Segment Discussion

	Six Months Ended June 30, 2016			Amount of Change
	Net Sales	Segment Operating Income (A)	Operating Income Margin	Net Sales	Net Sales	Segment Operating Income	Segment Operating Income	Margin Points

(in millions of dollars)				$	%	$	%
ACCO Brands North America	$444.8	$61.9	13.9%	$9.5	2%	$6.2	11%	110
ACCO Brands International	186.6	6.7	3.6%	(4.7)	(2)%	(2.8)	(29)%	(140)
Computer Products Group	56.8	4.9	8.6%	(1.3)	(2)%	0.7	17%	140
Total	$688.2	$73.5		$3.5		$4.1

	Six Months Ended June 30, 2015
	Net Sales	Segment Operating Income (A)	Operating Income Margin

(in millions of dollars)
ACCO Brands North America	$435.3	$55.7	12.8%
ACCO Brands International	191.3	9.5	5.0%
Computer Products Group	58.1	4.2	7.2%
Total	$684.7	$69.4
(A) Segment operating income excludes corporate costs; "Interest expense"; "Interest income"; "Equity in earnings of joint venture" and "Other (income) expense, net." See "Part I, Item 1. Note 15. Information on Business Segments," for a reconciliation of total Segment operating income to "Income before income tax."

ACCO Brands North America

ACCO Brands North America net sales increased $9.5 million, or 2%, to $444.8 million, from $435.3 million in the prior-year period. Foreign currency translation reduced sales by $4.0 million, or 1%. The underlying sales increase was primarily due to a strong back-to-school sell-in in the second quarter of 2016, notably with mass-market customers and on-line retailers. The strong sell-in was due to gained product placements, broadened product offerings and higher net pricing of 2%. The increase was partially offset by lower sales due to inventory reduction at wholesalers and office superstores, including the effects of distribution center and store closures.

ACCO Brands North America operating income increased $6.2 million, or 11%, to $61.9 million from $55.7 million in the prior-year period, and operating income margin increased to 13.9% from 12.8%. The improvement was driven by higher sales and cost savings and productivity improvements.

ACCO Brands International

ACCO Brands International net sales decreased $4.7 million, or 2%, to $186.6 million from $191.3 million in the prior-year period. The PA Acquisition contributed sales of $16.8 million. Foreign currency translation reduced sales by $15.6 million, or 8%. The underlying sales decrease was due to lower volume as a result of softness in certain markets, the ongoing recession in Brazil, the non-repeat of customer pre-buys in some markets ahead of a 2015 mid-year price increases and the timing of customer inventory reductions in Europe. Partially offsetting the decline was pricing, which benefited sales by 10%, as we raised prices to recover our gross margins following foreign-exchange-related cost of products sold increases.

ACCO Brands International operating income decreased $2.8 million, or 29%, to $6.7 million from $9.5 million in the prior-year period, and operating income margin decreased to 3.6% from 5.0%. The PA Acquisition increased operating income before restructuring charges by $1.8 million. Foreign currency translation reduced operating income by $0.3 million, or 3%. The decrease was due to $3.3 million of restructuring charges related to integration of Pelikan Artline, the absence of a one-time $2.3 million benefit from the recovery of an indirect tax in Brazil, which benefited the prior-year period and lower sales volume. The decrease was partially offset by higher pricing and productivity improvements.

Computer Products Group

Computer Products Group net sales decreased $1.3 million, or 2%, to $56.8 million from $58.1 million in the prior-year period. Foreign currency translation reduced sales by $0.8 million, or 1%. Sales of security and laptop accessory products (over 90% of year-to-date sales) were up compared to the prior year; however the underlying overall sales decline was due to lower sales of tablet accessories as we exit low margin commoditized tablet accessories, which is now largely complete.

Computer Products Group operating income increased $0.7 million, or 17%, to $4.9 million from $4.2 million in the prior-year period, and operating margin increased to 8.6% from 7.2%. Operating income and margin increased due to higher net pricing, driven by price increases taken to offset the foreign exchange impact in our foreign markets cost of products sold and reduced discounts to clear inventory and lower inventory write-offs for commoditized tablet accessories, as well as an improved product mix.

Liquidity and Capital Resources

Our primary liquidity needs are to service indebtedness, fund capital expenditures and support working capital requirements. Our principal sources of liquidity are cash flows from operating activities, cash and cash equivalents held and seasonal borrowings under our revolving credit facility. As of June 30, 2016, there were $158.1 million in borrowings under our $300.0 million revolving credit facility and the amount available for borrowings was $132.9 million (allowing for $9.0 million of letters of credit outstanding on that date).

We maintain adequate financing arrangements at market rates. Because of the seasonality of our business, we typically generate much of our cash flow in the first, third and fourth quarters, as accounts receivables are collected, and use cash in the second quarter, to fund working capital in order to support the North America back-to-school season. Our Brazilian business is highly seasonal due to the timing of the back-to-school season, which coincides with the calendar year-end in the fourth quarter. Due to various tax laws, it is costly to transfer short-term working capital in and out of Brazil; therefore, our normal practice is to hold seasonal cash requirements in Brazil, and invest them in short-term Brazilian government securities. During the first quarter of 2016 we repatriated $21.8 million (R$83.0 million) to the U.S. from Brazil as the cash was not needed in the foreseeable future due to lower sales volume caused by the adverse economic conditions in Brazil. Consolidated cash and cash equivalents was $96.2 million as of June 30, 2016, of which approximately $56.5 million was held in Brazil. Our priorities for cash flow use over the near term, after funding internal growth, are debt reduction, funding acquisitions and stock repurchases.

On May 2, 2016, the Company completed the PA Acquisition. The preliminary purchase price, net of cash acquired was $88.9 million. The PA Acquisition was financed through a borrowing of A$100.0 million (US$74.4 million based on June 30, 2016 exchange rates) in the form of an incremental Term A loan under the Credit Agreement along with additional borrowings of A$152.0 million (US$113.1 million based on June 30, 2016 exchange rates) under the Company’s existing revolving facility under the Credit Agreement.

The Company used some of the proceeds from borrowings under the existing revolving facility to reduce the U.S. Dollar Senior Secured Term Loan A by $78.0 million and to pay off the debt assumed in the PA Acquisition of A$32.1 million (US$24.5 million).

The current senior secured credit facilities have a weighted average interest rate of 2.85% as of June 30, 2016 and our senior unsecured notes have a fixed interest rate of 6.75%.

Cash Flow for the six months ended June 30, 2016 versus six months ended June 30, 2015

Cash Flow from Operating Activities

Cash provided by operating activities during the six months ended June 30, 2016 of $0.8 million was generated by a combination of operating profit and net working capital (Accounts Receivable, Inventories, Accounts Payable), offset by professional fees and other payments associated with the PA Acquisition. Cash provided by operating activities in the comparable 2015 period was $8.9 million and reflects the seasonally low cash inflow that is typical of our business as we invest in the "back-to-school" season in North America and other regions. Significant cash payments related to annual incentives in the first quarter, and interest payments were in line with those made in the prior year.

The table below shows our cash flow from accounts receivable, inventories and accounts payable for the six months ended June 30, 2016 and 2015:

	Six Months Ended
(in millions of dollars)	June 30, 2016	June 30, 2015
Accounts receivable	$60.6	$59.4
Inventories	(70.7)	(91.7)
Accounts payable	24.4	37.3
Cash flow provided by net working capital	$14.3	$5.0

Cash Flow from Investing Activities

Cash used by investing activities was $92.2 million and $15.5 million for the six months ended June 30, 2016 and 2015, respectively. The 2016 cash outflow reflects $85.4 million of net cash paid in connection with the PA Acquisition. That amount remains subject to working capital adjustments, which are expected to be settled during the third quarter of 2016. See Note 3. Acquisition to the condensed consolidated financial statements contained in Item 1 of this report for details on the PA Acquisition. Capital expenditures were $6.9 million and $15.6 million for the six months ended June 30, 2016 and 2015, respectively, due to reduced information technology investment following the implementation of a new enterprise resource planning (“ERP”) system in our European operations in early 2016.

Cash Flow from Financing Activities

Cash provided by financing activities was $126.6 million and $43.3 million for the six months ended June 30, 2016 and 2015, respectively. Cash provided in 2016 reflects long-term borrowings of $187.4 million, consisting of A$100.0 million (US$74.4 million based on June 30, 2016 exchange rates) in the form of an incremental Term A loan, along with additional borrowings of A$152.0 million (US$113.1 million based on June 30, 2016 exchange rates) under the Company’s existing revolving facility, primarily for the PA Acquisition. Repayments of long-term debt of $90.3 million include the repayment of the U.S. Dollar Senior Secured Term Loan A and repayment of long-term debt assumed in the PA Acquisition. In addition we borrowed a net $32.8 million on our short-term credit facility for seasonal working capital needs in North America, and to finance the repayment of short-term debt assumed in the PA Acquisition. We also used of cash of $5.0 million for payments related to tax withholding for share-based compensation. Cash provided in 2015 reflects borrowing on our short-term credit facility of $94.5 million, which was partially offset by the use of $45.7 million for the repurchase our Company's common stock and for payments related to tax withholding for share-based compensation and $1.7 million of debt issuance costs associated with the second quarter 2015 debt refinancing.

Credit Facilities and Notes Covenants

As of and for the period ended June 30, 2016, the Company was in compliance with all applicable covenants under the senior secured credit facilities and indenture governing the senior unsecured notes.

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

Foreign Exchange Risk Management

As discussed in Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2015 the Company is exposed to various market risks, including changes in foreign currency exchange rates and interest rate changes. With the PA Acquisition the Company will have a substantial increase in the portion of its business in Australia. For 2015, on a pro forma basis (as if we had acquired the Pelikan Artline on January 1, 2015), approximately 44% of the Company's revenues would be in foreign currencies as compared to 40% before the PA Acquisition. Overall there has been no material change to the Foreign Exchange Risk Management.

Interest Rate Risk Management

As discussed in "Note 4. Long-term Debt and Short-term Borrowings," to our consolidated financial statements contained in Item 1 of this report, we have increased our variable rate debt in conjunction with the PA Acquisition, with additional borrowings in Australia. The PA Acquisition was financed through a borrowing of A$100.0 million in the form of an incremental Term A loan under the Credit Agreement along with additional borrowings in Australia dollars under the Company’s existing revolving facility. The Company used some of the proceeds from the borrowings to reduce the U.S. Dollar Senior Secured Term Loan A by $78.0 million.

The following table summarizes information about our major debt components as of June 30, 2016, including the principal cash payments and interest rates.

Debt Obligations

	Stated Maturity Date
(in millions of dollars)	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value
Long term debt:
Fixed rate Senior Unsecured Notes, due April 2020	$—	$—	$—	$—	$500.0	$—	$500.0	$526.3
Average fixed interest rate	6.75%	6.75%	6.75%	6.75%	6.75%
Variable rate U.S. Dollar Senior Secured Term Loan A, due April 2020(1)	$—	$—	$—	$—	$151.0	$—	$151.0	$151.0
Variable rate Australian Dollar Senior Secured Term Loan A, due April 2020	$1.9	$4.6	$6.5	$8.4	$53.0	$—	$74.4	$74.4
Variable rate U.S. Dollar Senior Secured Revolving Credit Facility, due April 2020(2)	$—	$—	$—	$—	$45.0	$—	$45.0	$45.0
Variable rate Australian Dollar Senior Secured Revolving Credit Facility, due April 2020	$—	$—	$—	$—	$113.1	$—	$113.1	$113.1
Average variable interest rate(3)	2.9%	2.8%	2.8%	2.8%	2.8%

(1)	The required 2016 principal cash payments were made in 2015. The required 2017, 2018 and 2019 principal cash payments were made in the second quarter of 2016.

(2)	The Company expects to repay the borrowings under the U.S. Dollar Senior Secured Revolving Credit Facility by the end of 2016.

(3)	Rates presented are as of June 30, 2016.

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

(b) Changes in Internal Control over Financial Reporting.

In May 2016, we completed the PA Acquisition, which represented $16.8 million of our consolidated net sales for quarter ended June 30, 2016. Consolidated assets as of June 30, 2016 were $90.5 million. As the PA Acquisition occurred in the second quarter of 2016, the scope of our evaluation of the effectiveness of internal control over financial reporting does not include Pelikan Artline. This exclusion is in accordance with the SEC's general guidance that an assessment of a recently acquired business may be omitted from our scope in the year of acquisition.

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting, except as mentioned above.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are various claims, lawsuits and pending actions against us incidental to our operations, including the income tax assessment against our Brazilian subsidiary, Tilibra Produtos de Papelaria Ltda (the "Brazilian Tax Assessment"), which is more fully described in our Annual Report on Form 10-K for the year ended December 31, 2015 and in "Part I, Item 1. Note 10. Income Taxes - Income Tax Assessment" to the Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q. It is the opinion of management that (other than the Brazilian Tax Assessment) the ultimate resolution of these matters will not have a material adverse effect on our consolidated financial condition, results of operations or cash flow. However, there is no assurance that we will ultimately be successful in our defense of any of these matters or that an adverse outcome in any matter will not affect our results of operations, financial condition or cash flow.

ITEM 1A. RISK FACTORS

Except as set forth below, there have been no material changes in our risk factors from those disclosed "Part I, Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2015 (the "2015 Annual Report").

The following risk factor updates and supersedes, in its entirety, the similarly captioned risk factor contained in the 2015 Annual Report:

Our customers may further consolidate, which could adversely impact our sales and margins.

Our customers have steadily consolidated over the last two decades. In late 2013, two of our large customers, Office Depot and OfficeMax, completed their merger. Since their merger, the combined company has taken actions to harmonize pricing from its suppliers, close retail outlets and rationalize its supply chain, which have negatively impacted, and will continue to negatively impact, our sales and margins. We believe these activities will continue in 2016 and that the adverse effects and future actions will take several years to be fully realized. Following consolidation, Office Depot and OfficeMax, and other large customers who may consolidate in the future, may not continue to buy from us across our different product segments or geographic regions or at the same levels as prior to consolidation, which could adversely impact our financial results.

Our two largest customers, Staples and Office Depot, terminated their previously announced merger agreement on May 16, 2016 after the U.S. District Court in the District of Columbia granted the FTC’s request for a preliminary injunction to block the proposed transaction. Following the termination of the merger agreement, each of Staples and Office Depot announced plans to explore the sale of their European operations and to seek to lower costs as they operate in a highly competitive environment.

Despite the termination of the Staples-Office Depot merger, industry consolidation may continue, which may result in further reductions in our sales and margins and have an adverse effect on our business, results of operations and financial condition. See also "Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations."

See Item 1A. Risk Factors - "Shifts in the channels of distribution for our products could adversely impact our business" and "Challenges related to the highly competitive business segments in which we operate could have an adverse effect on our ongoing business, results of operations and financial condition" in the 2015 Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not applicable.

(b) Not applicable.

(c) Common Stock Purchases

The following table provides information about the Company’s purchases of equity securities during the quarter ended June 30, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
April 1, 2016 to April 30, 2016	—	$—	—	$120,571,849
May 1, 2016 to May 31, 2016	—	—	—	120,571,849
June 1, 2016 to June 30, 2016	—	—	—	120,571,849
Total	—	$—	—

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit
Number        Description of Exhibit

10.1
Second Amendment and Additional Borrower Consent, dated as of May 1, 2016, among the Company, certain guarantor subsidiaries of the Company, Bank of America, N.A., as administrative agent and the other lenders party thereto. (incorporated by reference to Exhibit 10.1 to ACCO Brands Corporation's Current Report on Form 8-K filed with the SEC on May 2, 2016 (File No. 001-08454))

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

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows and (v) related notes to those financial statements*

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGISTRANT:

ACCO BRANDS CORPORATION

By:	/s/ Boris Elisman
Boris Elisman
Chairman, President and Chief Executive Officer (principal executive officer)

By:	/s/ Neal V. Fenwick
Neal V. Fenwick
Executive Vice President and Chief Financial Officer (principal financial officer)

By:	/s/ Kathleen D. Schnaedter
Kathleen D. Schnaedter
Senior Vice President, Corporate Controller and Chief Accounting Officer (principal accounting officer)
Date: August 2, 2016

EXHIBIT INDEX
Exhibit
Number        Description of Exhibit

10.1
Second Amendment and Additional Borrower Consent, dated as of May 1, 2016, among the Company, certain guarantor subsidiaries of the Company, Bank of America, N.A., as administrative agent and the other lenders party thereto. (incorporated by reference to Exhibit 10.1 to ACCO Brands Corporation's Current Report on Form 8-K filed with the SEC on May 2, 2016 (File No. 001-08454))

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

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows and (v) related notes to those financial statements*

*	Filed herewith.

**	Furnished herewith.