Form 10-Q
period 2016-09-30
ACCO BRANDS Corp
filed 2016-10-26
CIK 712034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 20, 2016, the registrant had outstanding 107,238,305 shares of Common Stock.

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

Some of the factors that could affect our results or cause plans, actions and results to differ materially from current expectations are detailed in "Part I, Item 1. Business" and "Part I, Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2015, as updated under "Part II, Item 1A. Risk Factors" in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, the discussions set forth in "Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations" of this Quarterly Report on Form 10-Q and from time to time in our other Securities and Exchange Commission (the "SEC") filings. Other factors include the risk that material conditions to closing the acquisition of Esselte Group Holding AB ("Esselte"), including regulatory approvals, the risk that the acquisition of Esselte may not close; the length of time necessary to consummate the acquisition; the risk that material conditions to the entry into the Third Amended and Restated Credit Agreement may not be satisfied; and our ability to realize the synergies, growth opportunities and other potential benefits of acquiring Esselte and successfully combine it with our existing business and other potential benefits of the Pelikan Artline acquisition and successfully combine it with our existing Australian business.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ACCO Brands Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

	September 30, 2016	December 31, 2015
(in millions of dollars)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$101.0	$55.4
Accounts receivable, net	344.7	369.3
Inventories	263.5	203.6
Other current assets	30.6	25.3
Total current assets	739.8	653.6
Total property, plant and equipment	541.5	526.1
Less: accumulated depreciation	(339.4)	(317.0)
Property, plant and equipment, net	202.1	209.1
Deferred income taxes	27.3	25.1
Goodwill	595.6	496.9
Identifiable intangibles, net	575.2	520.9
Other non-current assets	16.6	47.8
Total assets	$2,156.6	$1,953.4
Liabilities and Stockholders' Equity
Current liabilities:
Notes payable	$20.0	$—
Current portion of long-term debt	4.4	—
Accounts payable	150.5	147.6
Accrued compensation	38.2	34.0
Accrued customer program liabilities	82.5	108.7
Accrued interest	14.6	6.3
Other current liabilities	63.4	58.7
Total current liabilities	373.6	355.3
Long-term debt, net	759.8	720.5
Deferred income taxes	147.8	142.3
Pension and post-retirement benefit obligations	75.2	89.1
Other non-current liabilities	76.1	65.0
Total liabilities	1,432.5	1,372.2
Stockholders' equity:
Common stock	1.1	1.1
Treasury stock	(16.9)	(11.8)
Paid-in capital	2,003.1	1,988.3
Accumulated other comprehensive loss	(385.4)	(429.2)
Accumulated deficit	(877.8)	(967.2)
Total stockholders' equity	724.1	581.2
Total liabilities and stockholders' equity	$2,156.6	$1,953.4

See Notes to Condensed Consolidated Financial Statements (Unaudited).

ACCO Brands Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions of dollars, except per share data)	2016	2015	2016	2015
Net sales	$431.3	$413.6	$1,119.5	$1,098.3
Cost of products sold	287.1	279.9	758.1	757.7
Gross profit	144.2	133.7	361.4	340.6
Operating costs and expenses:
Advertising, selling, general and administrative expenses	82.3	74.1	233.1	219.4
Amortization of intangibles	5.8	4.8	15.9	14.9
Restructuring charges (credits)	0.4	—	4.8	(0.3)
Total operating costs and expenses	88.5	78.9	253.8	234.0
Operating income	55.7	54.8	107.6	106.6
Non-operating expense (income):
Interest expense	13.0	11.0	36.5	33.5
Interest income	(1.8)	(1.9)	(5.1)	(5.3)
Equity in earnings of joint venture	—	(2.5)	(2.1)	(5.1)
Other expense (income), net	6.8	0.3	(28.7)	2.2
Income before income tax	37.7	47.9	107.0	81.3
Income tax expense	15.0	15.3	17.6	26.8
Net income	$22.7	$32.6	$89.4	$54.5

Per share:
Basic income per share	$0.21	$0.30	$0.84	$0.50
Diluted income per share	$0.21	$0.30	$0.82	$0.49

Weighted average number of shares outstanding:
Basic	107.2	108.0	106.8	109.7
Diluted	109.4	109.5	108.9	111.5
See Notes to Condensed Consolidated Financial Statements (Unaudited).

ACCO Brands Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions of dollars)	2016	2015	2016	2015
Net income	$22.7	$32.6	$89.4	$54.5
Other comprehensive income (loss), before tax:
Unrealized (loss) gain on derivative financial instruments:
(Loss) gain arising during the period	(0.6)	3.1	(4.4)	7.3
Reclassification of loss (gain) included in net income	1.3	(1.8)	2.1	(9.1)
Foreign currency translation:
Foreign currency translation adjustments	(4.9)	(74.4)	35.4	(135.0)
Pension and other post-retirement plans:
Amortization of actuarial loss included in net income	0.8	1.0	2.8	3.2
Amortization of prior service cost included in net income	0.1	—	0.3	0.2
Other	2.7	3.4	10.5	2.6
Other comprehensive (loss) income, before tax	(0.6)	(68.7)	46.7	(130.8)
Income tax expense related to items of other comprehensive income (loss)	(1.1)	(1.7)	(2.9)	(1.2)
Comprehensive income (loss)	$21.0	$(37.8)	$133.2	$(77.5)

See Notes to Condensed Consolidated Financial Statements (Unaudited).

ACCO Brands Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(in millions of dollars)	2016	2015
Operating activities
Net income	$89.4	$54.5
Revaluation gain on previously held joint-venture equity interest	(28.9)	—
Amortization of inventory step-up	0.4	—
Gain on disposal of assets	(0.5)	(0.1)
Depreciation	23.0	24.7
Other non-cash charges	—	0.1
Amortization of debt issuance costs	3.2	2.5
Amortization of intangibles	15.9	14.9
Stock-based compensation	12.1	10.5
Loss on debt extinguishment	—	1.9
Equity in earnings of joint ventures, net of dividends received	(1.6)	(1.3)
Changes in balance sheet items:
Accounts receivable	67.7	40.7
Inventories	(31.3)	(37.3)
Other assets	—	(4.7)
Accounts payable	(7.3)	(18.3)
Accrued expenses and other liabilities	(37.7)	(36.1)
Accrued income taxes	5.6	17.7
Net cash provided by operating activities	110.0	69.7
Investing activities
Additions to property, plant and equipment	(11.1)	(21.4)
Proceeds from the disposition of assets	0.8	2.7
Cost of acquisitions, net of cash acquired	(88.8)	—
Net cash used by investing activities	(99.1)	(18.7)
Financing activities
Proceeds from long-term borrowings	187.4	300.0
Repayments of long-term debt	(163.5)	(320.1)
Borrowings of notes payable, net	7.8	46.2
Payments for debt issuance costs	(0.8)	(1.7)
Repurchases of common stock	—	(46.0)
Payments related to tax withholding for share-based compensation	(5.0)	(5.9)
Excess tax benefit from share-based compensation	0.9	—
Proceeds from the exercise of stock options	1.9	0.5
Net cash provided (used) by financing activities	28.7	(27.0)
Effect of foreign exchange rate changes on cash and cash equivalents	6.0	(6.3)
Net increase in cash and cash equivalents	45.6	17.7
Cash and cash equivalents
Beginning of the period	55.4	53.2
End of the period	$101.0	$70.9

See Notes to Condensed Consolidated Financial Statements (Unaudited).

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

As used in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, the terms "ACCO Brands," "ACCO," the "Company," "we," "us," and "our" refer to ACCO Brands Corporation and its consolidated subsidiaries.

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

The Condensed Consolidated Balance Sheet as of September 30, 2016, the related Consolidated Statements of Income and the Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2016 and 2015 and Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015 are unaudited. The December 31, 2015 Condensed Consolidated Balance Sheet data was derived from audited financial statements, but does not include all annual disclosures required by U.S. GAAP. The above referenced financial statements included herein were prepared by management on the same basis as the Company's audited consolidated financial statements for the year ended December 31, 2015 and reflect all adjustments (consisting solely of normal recurring items unless otherwise noted) which are, in the opinion of management, necessary for the fair presentation of results of operations and cash flows for the interim periods ended September 30, 2016 and 2015, and the financial position of the Company as of September 30, 2016. Interim results may not be indicative of results for a full year.

On May 2, 2016, the Company completed the acquisition of Australia Stationery Industries, Inc. (the "PA Acquisition"), which indirectly owned the 50% of the Pelikan Artline Joint Venture and the issued capital stock of Pelikan Artline Pty Limited (collectively, the “Pelikan Artline JV”) that was not already owned by the Company. Prior to the PA Acquisition, the Pelikan Artline JV was accounted for under the equity method. Accordingly, the results of the Pelikan Artline JV are included in the Company's condensed consolidated financial statements and will be reported in the ACCO Brands International segment from the date of the PA Acquisition, May 2, 2016. See "Note 3. Acquisition" for details on the PA Acquisition and see "Note 16. Joint-Venture Investment" for details on the joint-venture.

The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting periods. Actual results could differ from those estimates.

2. Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-09, Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). The standard update simplifies the accounting for employee share-based payments and involves several aspects of the accounting for share-based transactions, including the potential timing of expenses, the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company has determined that ASU 2016-09 will have an immaterial effect on the Company's consolidated financial statements and the Company will adopt ASU 2016-09 effective with its 2017 fiscal year.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). The standard will require the recognition, on the balance sheet, of most leases as lease assets (right-of-use assets) and lease liabilities by lessees for those leases classified as operating leases under previous U.S. GAAP. The standard also includes increased disclosures to meet the objective of enabling users of financial statements to understand more about the nature of an entity’s leasing activities. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted and adoption of ASU 2016-02 is to be done on a modified retrospective basis. The Company is currently in the process of evaluating the impact of adoption of ASU 2016-02 on the Company’s consolidated financial statements.

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory ("ASU 2015-11"). The standard applies to inventory that is measured using first-in, first-out (FIFO) or average cost. An entity should measure inventory within the scope of ASU 2015-11 at the lower of cost or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The amendments in ASU 2015-11 more closely align the measurement of inventory in U.S. GAAP with the measurement of inventory in International Financial Reporting Standards (IFRS). ASU 2015-11 is effective for fiscal years beginning after December 15, 2016. The Company has determined that ASU 2015-11 will have an immaterial effect on the Company's consolidated financial statements and the Company will adopt ASU 2015-11 effective with its 2017 fiscal year.

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

In March 2016, the FASB issued ASU No. 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net) ("ASU 2016-08"). The amendments in ASU 2016-08 affect ASU 2014-09 and are related to the principal versus agent considerations implementation guidance in ASU 2014-09. In April 2016, the FASB issued ASU No. 2016-10, Identifying Performance Obligations and Licensing ("ASU 2016-10"). The amendments in ASU 2016-10 clarify the following two aspects: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. In May 2016, the FASB issued ASU No. 2016-11, Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting ("ASU 2016-11"). The amendments in ASU 2016-11 rescinded certain SEC Staff Observer comments that are codified, effective upon the adoption of ASU 2014-09. In May 2016, the FASB issued ASU No. 2016-12, Narrow-Scope Improvements and Practical Expedients ("ASU 2016-12"). The amendments in ASU 2016-12 address certain issues identified in the guidance on assessing collectability, presentation of sales taxes, non-cash consideration, and completed contracts and contract modifications at transition. The Company is currently in the process of evaluating the impact of adoption of ASU 2014-09 and the related amendments on the Company’s consolidated financial statements.

3. Acquisition

On May 2, 2016, the Company completed the PA Acquisition, which included the remaining 50% interest in its former joint-venture, Pelikan Artline, which it did not already own. Prior to the PA Acquisition, Pelikan Artline was accounted for under the equity method. Pelikan Artline is a premier distributor of academic, consumer and business products in Australia and New Zealand. Pelikan Artline's product categories include writing instruments, notebooks, binding and lamination, visual communication, cleaning and janitorial supplies, as well as general stationery. Its industry-leading brands include Artline, Quartet and GBC (Pelikan Artline was ACCO Brands' distributor), Spirax, and Texta, among others.

In the PA Acquisition, ACCO Brands Australia Pty Limited and Bigadale Pty Limited (collectively, ''ACCO Australia"), two wholly-owned indirect subsidiaries of the Company, entered into a Share Sale Agreement (the "Agreement") with Andrew Kaldor, Cherington Investments Pty Ltd, Freiburg Nominees Proprietary Limited, Enora Pty Ltd and Bruce Haynes and certain Guarantors named therein (collectively, the "Seller Parties") to purchase directly or indirectly 100% of the capital stock of Australia Stationery Industries, Inc. which indirectly owned the 50% of the Pelikan Artline JV and the issued capital stock of Pelikan Artline Pty Limited (collectively the "Pelikan Artline JV") that was not already owned by ACCO Brands Australia Pty Limited.

The purchase price was $103.7 million, net of working capital adjustments and was $88.8 million, net of cash acquired.

Following completion of the PA Acquisition, ACCO Australia owns, directly and indirectly, 100% of the Pelikan Artline JV and Pelikan Artline Pty Limited. In addition to representations, warranties and covenants, the Agreement contains indemnification obligations and certain non-competition and non-solicitation covenants made by the Seller Parties in favor of ACCO Australia. A

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

portion of the purchase price was allocated to fund the redemption of a 19.83% minority interest from a shareholder of a subsidiary of Pelikan Artline (the "Minority Interest Redemption"), which occurred shortly following the closing of the PA Acquisition. Additionally, approximately 10% of the purchase price after deducting the Minority Interest Redemption is held in escrow as security with respect to post-closing warranty, tax claims and indemnification obligations.

The Company financed the PA Acquisition through increased borrowings under its existing credit facility. See "Note 4. Long-term Debt and Short-term Borrowings" for details on these additional borrowings.

For accounting purposes, the Company is the acquiring enterprise. The PA Acquisition is being accounted for as a purchase business combination and its results are included in the Company’s consolidated financial statements from the date of the PA Acquisition, May 2, 2016.

Additionally, we recognized a $28.9 million gain in association with the PA Acquisition due to the revaluation of the Company's previously held equity interest in the Pelikan Artline JV. This gain was reported in "Other expense (income), net."

The calculation of consideration given in the PA Acquisition is described in the following table.

(in millions of dollars)	At May 2, 2016
Purchase price, net of working capital adjustments	$103.7
Fair value of previously held equity interest	69.3
Consideration for Pelikan Artline	$173.0
The following table presents the preliminary allocation of the consideration given to the fair values of the assets acquired and liabilities assumed at the date of acquisition.

(in millions of dollars)	At May 2, 2016
Calculation of Goodwill:
Purchase price, net of working capital adjustments	$103.7

Fair value of previously held equity interest	69.3

Plus fair value of liabilities assumed:
Accounts payable and accrued liabilities	21.7
Deferred tax liabilities	0.2
Debt	24.7
Other non-current liabilities	1.4
Fair value of liabilities assumed	$48.0

Less fair value of assets acquired:
Cash acquired	14.9
Accounts receivable	27.0
Inventory	24.1
Property and equipment	2.2
Identifiable intangibles	58.0
Deferred tax assets	5.7
Other assets	8.6
Fair value of assets acquired	$140.5

Goodwill	$80.5

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

Our fair value estimate of assets acquired and liabilities assumed is pending the completion of an independent appraisal and valuations of the fair value of the assets acquired and liabilities assumed and final review by our management. Accordingly, there could be material adjustments to our consolidated financial statements, including changes in our amortization related to the valuation of intangible assets and their respective useful lives, among other adjustments.

Within our second quarter of 2016, we reported our initial view of the allocated fair value of the assets for the PA Acquisition, which included the effect of the gain on the Company’s previously held equity interest in the Pelikan Artline JV. During the third quarter of 2016, the Company further refined its allocation of the purchase price to the acquired assets, which resulted in a $6.3 million reduction in the previously reported gain on the Company's previously held equity interest in the Pelikan Artline JV. This reduction was reported in the income statement, the offset to which was a reduction in the reported amount for goodwill, on the balance sheet, resulting in a net gain of $28.9 million.

In addition, the previously estimated values for trade name and customer relationship intangible values, have also been refined, which resulted in reductions in value of $2.8 million, the updated values for which are included in "Note 8. Goodwill and Identifiable Intangible Assets". The impact to net income from this refinement in the second quarter of 2016 would have been immaterial.

Transaction costs related to the PA Acquisition of $1.4 million were incurred during the nine months ended September 30, 2016 and $0.6 million were incurred during the fourth quarter of 2015 and were reported as advertising, selling, general and administrative expenses.

The accounting literature establishes guidelines regarding, and requires the presentation of, the following unaudited pro forma information. Therefore, the unaudited pro forma information presented below is not intended to represent, nor do we believe it is indicative of, the consolidated results of operations of the Company that would have been reported had the PA Acquisition been completed on January 1, 2015. Furthermore, the unaudited pro forma information does not give effect to the anticipated synergies or other anticipated benefits of the PA Acquisition.

Had the PA Acquisition occurred on January 1, 2015, unaudited pro forma consolidated results for the three and nine month periods ending September 30, 2016 and 2015 would have been as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions of dollar, except per share data)	2016	2015	2016	2015
Net sales	$431.3	$440.9	$1,155.5	$1,176.9
Net income	29.2	33.7	59.2	86.4
Net income per common share (diluted)	$0.27	$0.31	$0.54	$0.77

The pro forma amounts are based on the Company's historical results of operations and the historical results of operations for the acquired Pelikan Artline business, which have been translated at the average foreign exchange rates for the presented periods. The pro forma results of operations have been adjusted for amortization of finite-lived intangibles, and other charges related to acquisition accounting. The pro forma results of operations for the nine months ended September 30, 2015 have also been adjusted to include transaction costs related to the PA Acquisition of $2.0 million, amortization of the purchase accounting step-up in inventory cost of $0.3 million and financing related costs. These 2015 adjustments include the $28.9 million gain ($32.2 million based on 2015 exchange rates) associated with the PA Acquisition due to the revaluation of the Company's previously held equity interest in the Pelikan Artline JV. All adjustments were made on a net of income tax basis, where applicable. In addition, the equity in earnings of the Pelikan Artline JV that were previously included in the Company's results has been excluded.

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

4. Long-term Debt and Short-term Borrowings

Notes payable and long-term debt, listed in order of their security interests, consisted of the following as of September 30, 2016 and December 31, 2015:

(in millions of dollars)	September 30, 2016	December 31, 2015
U.S. Dollar Senior Secured Term Loan A, due April 2020 (floating interest rate of 2.03% at September 30, 2016 and 1.88% at December 31, 2015)	$81.0	$229.0
Australian Dollar Senior Secured Term Loan A, due April 2020 (floating interest rate of 3.28% at September 30, 2016)	75.4	—
U.S. Dollar Senior Secured Revolving Credit Facility, due April 2020 (floating interest rate of 2.01% at September 30, 2016)	20.0	—
Australian Dollar Senior Secured Revolving Credit Facility, due April 2020 (floating interest rate of 3.34% at September 30, 2016)	113.8	—
Senior Unsecured Notes, due April 2020 (fixed interest rate of 6.75%)	500.0	500.0
Other borrowings	0.2	—
Total debt	790.4	729.0
Less:
Current portion	24.4	—
Debt issuance costs, unamortized	6.2	8.5
Long-term debt, net	$759.8	$720.5

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

During the third quarter of 2016 the Company paid down an additional $70.0 million on the U.S. Dollar Senior Secured Term Loan A.

As of September 30, 2016, there were $133.8 million in borrowings under the revolving credit facilities. The amount available for borrowings was $157.4 million (allowing for $8.8 million of letters of credit outstanding on that date). We expect to repay the borrowings under the U.S. Dollar Senior Secured Revolving Credit Facility by the end of 2016.

As more fully described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, we must meet certain restrictive debt covenants under the senior secured credit facilities. The indenture governing the senior unsecured notes also contains certain covenants. As of and for the periods ended September 30, 2016 and December 31, 2015, the Company was in compliance with all applicable loan covenants.

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

5. Pension and Other Retiree Benefits

The components of net periodic benefit (income) cost for pension and post-retirement plans for the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended September 30,
	Pension				Post-retirement
	U.S.		International
(in millions of dollars)	2016	2015	2016	2015	2016	2015
Service cost	$0.4	$0.4	$0.2	$0.3	$—	$0.1
Interest cost	1.8	2.1	2.5	3.3	—	0.2
Expected return on plan assets	(2.9)	(3.0)	(4.2)	(5.6)	—	—
Amortization of net loss (gain)	0.4	0.6	0.5	0.6	(0.1)	(0.2)
Amortization of prior service cost (credit)	0.1	0.1	—	—	—	(0.1)
Curtailment gain	—	—	—	—	(0.6)	—
Net periodic benefit (income) cost	$(0.2)	$0.2	$(1.0)	$(1.4)	$(0.7)	$—

	Nine Months Ended September 30,
	Pension Benefits				Post-retirement
	U.S.		International
(in millions of dollars)	2016	2015	2016	2015	2016	2015
Service cost	$1.0	$1.2	$0.6	$0.7	$—	$0.1
Interest cost	5.4	6.5	7.9	9.7	0.2	0.3
Expected return on plan assets	(8.9)	(9.2)	(13.4)	(16.5)	—	—
Amortization of net loss (gain)	1.4	1.6	1.7	1.8	(0.3)	(0.2)
Amortization of prior service cost (credit)	0.3	0.3	—	—	—	(0.1)
Curtailment gain	—	—	—	—	(0.6)	(0.2)
Settlement gain	—	—	—	—	—	(0.3)
Net periodic benefit (income) cost	$(0.8)	$0.4	$(3.2)	$(4.3)	$(0.7)	$(0.4)

We expect to contribute approximately $6.6 million to our defined benefit plans in 2016. For the nine months ended September 30, 2016, we have contributed $5.0 million to these plans.

6. Stock-Based Compensation

The following table summarizes our stock-based compensation expense (including stock options, restricted stock units ("RSUs") and performance stock units ("PSUs")) for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions of dollars)	2016	2015	2016	2015
Stock option compensation expense	$0.6	$1.0	$2.2	$2.9
RSU compensation expense	1.0	1.0	3.6	3.8
PSU compensation expense	2.6	0.9	6.3	3.8
Total stock-based compensation expense	$4.2	$2.9	$12.1	$10.5

We generally recognize compensation expense for stock-based awards ratably over the vesting period. Stock-based compensation expense for the nine months ended September 30, 2016 and 2015 includes $0.9 million and $0.8 million, respectively, of expense related to stock awards granted to eligible non-employee directors, which were fully vested on the grant date.

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The following table summarizes our unrecognized compensation expense and the weighted-average period over which the expense will be recognized as of September 30, 2016:

	September 30, 2016
	Unrecognized	Weighted Average
	Compensation	Years Expense To Be
(in millions of dollars, except weighted average years)	Expense	Recognized Over
Stock options	$2.3	1.1
RSUs	$4.4	1.8
PSUs	$9.9	1.8

7. Inventories

Inventories are stated at the lower of cost or market value. The components of inventories were as follows:

(in millions of dollars)	September 30, 2016	December 31, 2015
Raw materials	$33.2	$33.3
Work in process	3.4	2.6
Finished goods	226.9	167.7
Total inventories	$263.5	$203.6

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

Changes in the net carrying amount of goodwill by segment were as follows:

(in millions of dollars)	ACCO Brands North America	ACCO Brands International	Computer Products Group	Total

Balance at December 31, 2015	$377.5	$112.6	$6.8	$496.9
PA Acquisition (preliminary)	—	80.5	—	80.5
Translation	2.9	15.3	—	18.2
Balance at September 30, 2016	$380.4	$208.4	$6.8	$595.6

Goodwill	$511.3	$292.6	$6.8	$810.7
Accumulated impairment losses	(130.9)	(84.2)	—	(215.1)
Balance at September 30, 2016	$380.4	$208.4	$6.8	$595.6

Goodwill has been recorded on our balance sheet related to the PA Acquisition and represents the excess of the cost of the PA Acquisition when compared to the fair value estimate of the net assets acquired on May 2, 2016 (the date of the PA Acquisition). See Note 3. Acquisition, for details on the preliminary calculation of the goodwill acquired in the PA Acquisition.

Identifiable Intangible Assets

The identifiable intangible assets of $58.0 million acquired in the PA Acquisition include amortizable customer relationships and trade names and were recorded at their preliminary estimated fair values. We are continuing our review of our fair value

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

estimate of assets acquired and liabilities assumed during the measurement period, which will conclude as soon as we receive the information we are seeking about facts and circumstances that existed as of the acquisition date, or learn that more information is not available. Our fair value estimate of assets acquired and liabilities assumed is pending the completion of an independent appraisal and valuations of the fair value of the assets acquired and liabilities assumed and final review by our management. The values assigned were based on the estimated future discounted cash flows attributable to the assets. These future cash flows were estimated based on the historical cash flows and then adjusted for anticipated future changes, primarily expected changes in sales volume or price.

Amortizable customer relationships and trade names are expected to be amortized over lives ranging from 12 to 30 years from the PA Acquisition date of May 2, 2016. The customer relationships will be amortized on an accelerated basis. The preliminary allocations of the acquired identifiable intangibles acquired in the PA Acquisition are as follows:

(in millions of dollars)	Estimated Fair Value	Estimated Average Remaining Useful Life
Customer relationships	$36.0	12 Years
Trade names - amortizable	22.0	12-30 Years
Total identifiable intangibles acquired	$58.0

The gross carrying value and accumulated amortization by class of identifiable intangible assets as of September 30, 2016 and December 31, 2015 were as follows:

	September 30, 2016				December 31, 2015
(in millions of dollars)	Gross Carrying Amounts	Accumulated Amortization		Net Book Value	Gross Carrying Amounts	Accumulated Amortization		Net Book Value
Indefinite-lived intangible assets:
Trade names	$483.6	$(44.5)	(1)	$439.1	$471.8	$(44.5)	(1)	$427.3
Amortizable intangible assets:
Trade names	143.1	(66.7)		76.4	122.6	(61.7)		60.9
Customer and contractual relationships	132.6	(72.9)		59.7	95.8	(63.1)		32.7
Subtotal	275.7	(139.6)		136.1	218.4	(124.8)		93.6
Total identifiable intangibles	$759.3	$(184.1)		$575.2	$690.2	$(169.3)		$520.9

(1)	Accumulated amortization prior to the adoption of authoritative guidance on goodwill and indefinite-lived intangible assets, at which time further amortization ceased.

The Company’s intangible amortization expense was $5.8 million and $4.8 million for the three months ended September 30, 2016 and 2015, respectively and $15.9 million and $14.9 million for the nine months ended September 30, 2016 and 2015, respectively.

Estimated amortization expense for amortizable intangible assets as of September 30, 2016 for the current year and the next five years are as follows:

(in millions of dollars)	2016	2017	2018	2019	2020	2021
Estimated amortization expense(1)	$21.5	$20.3	$17.6	$15.1	$12.5	$10.0

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

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

The fair values of Mead®, Tilibra® and Hilroy® trade names are less than 30% above their carrying values. As of September 30, 2016 the carrying values of those trade names were as follows: Mead® ($113.3 million), Tilibra® ($63.0 million) and Hilroy® ($12.2 million).

9. Restructuring

During 2016, the Company initiated cost savings plans related to the consolidation and integration of the recently acquired Pelikan Artline into the Company's already existing Australian and New Zealand business. In addition the Company initiated additional cost savings plans to further enhance its North American operations.

During 2014, we initiated restructuring actions that further enhanced our ongoing efforts to centralize, control and streamline our global and regional operational, supply chain and administrative functions, primarily associated with our North American school, office and Computer Products Group workforce. The remaining balance reported at December 31, 2015 has been substantially paid in 2016.

We recorded $0.4 million and $0.0 million of expense for the three months ended September 30, 2016 and 2015, respectively and $4.8 million of expense and $0.3 million of income for the nine months ended September 30, 2016 and 2015, respectively. Employee termination income in 2015 relates to the release of reserves no longer required.

A summary of the activity in the restructuring accounts for the nine months ended September 30, 2016 and 2015 was as follows:

(in millions of dollars)	Balance at December 31, 2015	Provision	Cash Expenditures	Non-cash Items/ Currency Change	Balance at September 30, 2016
Employee termination costs	$0.9	$4.6	$(4.4)	$0.1	$1.2
Termination of lease agreements	0.1	0.2	(0.2)	—	0.1
Total restructuring liability	$1.0	$4.8	$(4.6)	$0.1	$1.3

(in millions of dollars)	Balance at December 31, 2014	(Income)/ Provision	Cash Expenditures	Non-cash Items/ Currency Change	Balance at September 30, 2015
Employee termination costs	$7.8	$(0.5)	$(5.2)	$(0.3)	$1.8
Termination of lease agreements	0.6	0.2	(0.5)	—	0.3
Total restructuring liability	$8.4	$(0.3)	$(5.7)	$(0.3)	$2.1

We expect the remaining $1.2 million of employee termination costs to be substantially paid in the next eighteen months.

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

10. Income Taxes

The reconciliation of income taxes for the three and nine month periods ended September 30, 2016 and 2015, computed at the U.S. federal statutory income tax rate, compared to our effective income tax rate, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions of dollars)	2016	2015	2016	2015
Income tax expense computed at U.S. statutory income tax rate (35%)	$13.2	$16.7	$37.5	$28.4
Interest on Brazilian Tax Assessment	0.8	0.7	2.1	2.1
Realized foreign exchange net loss on intercompany loans	—	—	(10.7)	—
Revaluation of previously held equity interest	2.2	—	(12.0)	—
Correction of deferred tax	—	—	—	(1.6)
Miscellaneous	(1.2)	(2.1)	0.7	(2.1)
Income tax expense as reported	$15.0	$15.3	$17.6	$26.8
Effective tax rate	39.8%	31.9%	16.4%	33.0%

For the nine months ended September 30, 2016, we recorded an income tax expense of $17.6 million on income before taxes of $107.0 million. For the nine months ended September 30, 2015, we reported an income tax expense of $26.8 million on income before taxes of $81.3 million. The low effective tax rate for the nine months ended September 30, 2016 is primarily due to the following: 1) under Australian tax laws, there is no tax expense on the $28.9 million gain arising from the PA Acquisition due to the revaluation of the Company's ownership interest to fair value and 2) tax benefits of $10.7 million on foreign exchange losses on the repayment of intercompany loans, for which the pre-tax effect is recorded in equity. The third quarter 2016 results include a downward refinement of $6.3 million on the gain recorded in the second quarter on the PA acquisition. As a result of this refinement to the pre-tax gain previously reported, the corresponding tax impact reported in the second quarter has been adjusted downward by $2.2 million in the quarter ended September 30, 2016.

The U.S. federal statute of limitations remains open for the year 2013 and forward. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from 2 to 5 years. Years still open to examination by foreign tax authorities in major jurisdictions include Australia (2012 forward), Brazil (2011 forward), Canada (2008 forward) and the U.K. (2014 forward). We are currently under examination in certain foreign jurisdictions.

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

Because there is no settled legal precedent on which to base a definitive opinion as to whether we will ultimately prevail, we consider the outcome of this dispute to be uncertain. Since it is not more likely than not that we will prevail, in 2012, we recorded a reserve in the amount of $44.5 million (at December 31, 2012 exchange rates) in consideration of this contingency, of which $43.3 million was recorded as an adjustment to the purchase price and which included the 2007-2012 tax years plus penalties

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

and interest through December 2012. Included in this reserve is an assumption of penalties at 75%, which is the standard penalty. While there is a possibility that a penalty of 150% could be imposed, based on the facts in our case and existing precedent, we believe the likelihood of a 150% penalty being imposed is not more likely than not. In the meantime, we will continue to actively monitor administrative and judicial court decisions and evaluate their impact, if any, on our legal assessment of the ultimate outcome of our case. In addition, we will continue to accrue interest related to this contingency until such time as the outcome is known or until evidence is presented that we are more likely than not to prevail. During the three months ended September 30, 2016 and 2015 we accrued additional interest as a charge to current income tax expense of $0.8 million and $0.7 million, respectively and for the nine months ended September 30, 2016 and 2015, we accrued additional interest of $2.1 million and $2.1 million, respectively. At current exchange rates, our accrual through September 30, 2016, including tax, penalties and interest is $36.5 million.

11. Earnings per Share

Total outstanding shares as of September 30, 2016 and 2015 were 107.2 million and 107.4 million, respectively. Under our stock repurchase program, for the three and nine months ended September 30, 2015 we repurchased and retired 1.0 million and 6.1 million shares, respectively, of common stock. No shares were repurchased during the three or nine months ended September 30, 2016. In addition, for the nine months ended September 30, 2016 and 2015 we acquired 0.7 million and 0.7 million shares, respectively, of treasury shares related to tax withholding for share-based compensation. The calculation of basic earnings per common share is based on the weighted average number of common shares outstanding in the year, or period, over which they were outstanding. Our calculation of diluted earnings per common share assumes that any common shares outstanding were increased by shares that would be issued upon exercise of those stock units for which the average market price for the period exceeds the exercise price less the shares that could have been purchased by the Company with the related proceeds, including compensation expense measured but not yet recognized, net of tax.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2016	2015	2016	2015
Weighted-average number of common shares outstanding — basic	107.2	108.0	106.8	109.7
Stock options	1.0	0.1	0.7	0.2
Stock-settled stock appreciation rights	—	0.3	—	0.4
Restricted stock units	1.2	1.1	1.4	1.2
Adjusted weighted-average shares and assumed conversions — diluted	109.4	109.5	108.9	111.5

Awards of potentially dilutive shares of common stock, which have exercise prices that were higher than the average market price during the period, are not included in the computation of dilutive earnings per share as their effect would have been anti-dilutive. For the three and nine months ended September 30, 2016 these shares were approximately 3.7 million and 3.7 million, respectively. For the three and nine months ended September 30, 2015 these shares were approximately 7.0 million and 5.4 million, respectively.

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
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Forward Currency Contracts

We enter into forward foreign currency contracts to reduce the effect of fluctuating foreign currencies, primarily on foreign denominated inventory purchases and intercompany loans. The majority of the Company’s exposure to local currency movements is in Europe, Australia, Canada, Brazil, Mexico and Japan.

Forward currency contracts are used to hedge foreign denominated inventory purchases for Europe, Australia, Canada and Japan and are designated as cash flow hedges. Unrealized gains and losses on these contracts for inventory purchases are deferred in other comprehensive income (loss) until the contracts are settled and the underlying hedged transactions are recognized, at which time the deferred gains or losses will be reported in the "Cost of products sold" line in the "Consolidated Statements of Income." As of September 30, 2016 and December 31, 2015, we had cash-flow-designated foreign exchange contracts outstanding with a U.S. dollar equivalent notional value of $101.7 million and $68.2 million, respectively.

Forward currency contracts used to hedge foreign denominated intercompany loans are not designated as hedging instruments. Gains and losses on these derivative instruments are recognized within "Other expense (income), net" in the "Consolidated Statements of Income" and are largely offset by the change in the current translated value of the hedged item. In the first of quarter of 2016, we also took out a forward currency contract to hedge an expected intercompany dividend, which also was not designated as a hedging instrument. The periods of the forward foreign exchange contracts correspond to the periods of the hedged transactions, and do not extend beyond September 2017. As of September 30, 2016 and December 31, 2015, we had undesignated foreign exchange contracts outstanding with a U.S. dollar equivalent notional value of $79.0 million and $33.3 million, respectively.

The following table summarizes the fair value of our derivative financial instruments as of September 30, 2016 and December 31, 2015:

	Fair Value of Derivative Instruments
	Derivative Assets			Derivative Liabilities
(in millions of dollars)	Balance Sheet Location	September 30, 2016	December 31, 2015	Balance Sheet Location	September 30, 2016	December 31, 2015
Derivatives designated as hedging instruments:
Foreign exchange contracts	Other current assets	$0.3	$1.9	Other current liabilities	$1.6	$0.3
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current assets	0.6	0.7	Other current liabilities	—	0.1
Total derivatives		$0.9	$2.6		$1.6	$0.4

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The following tables summarize the pre-tax effect of our derivative financial instruments on the condensed consolidated financial statements for the three and nine months ended September 30, 2016 and 2015:

	The Effect of Derivative Instruments in Cash Flow Hedging Relationships on the Consolidated Financial Statements
	Amount of Gain (Loss) Recognized in OCI (Effective Portion)		Location of (Gain) Loss Reclassified from OCI to Income	Amount of (Gain) Loss Reclassified from AOCI to Income (Effective Portion)
	Three Months Ended September 30,			Three Months Ended September 30,
(in millions of dollars)	2016	2015		2016	2015
Cash flow hedges:
Foreign exchange contracts	$(0.6)	$3.1	Cost of products sold	$1.3	$(1.8)

	The Effect of Derivative Instruments in Cash Flow Hedging Relationships on the Consolidated Financial Statements
	Amount of Gain (Loss) Recognized in OCI (Effective Portion)		Location of (Gain) Loss Reclassified from OCI to Income	Amount of (Gain) Loss Reclassified from AOCI to Income (Effective Portion)
	Nine Months Ended September 30,			Nine Months Ended September 30,
(in millions of dollars)	2016	2015		2016	2015
Cash flow hedges:
Foreign exchange contracts	$(4.4)	$7.3	Cost of products sold	$2.1	$(9.1)

	The Effect of Derivatives Not Designated as Hedging Instruments on the Condensed Consolidated Statements of Operations
	Location of (Gain) Loss Recognized in Income on Derivatives	Amount of (Gain) Loss Recognized in Income		Amount of (Gain) Loss Recognized in Income
		Three Months Ended September 30,		Nine Months Ended September 30,
(in millions of dollars)		2016	2015	2016	2015
Foreign exchange contracts	Other expense (income), net	$(1.1)	$(1.9)	$(2.7)	$(0.9)

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

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

We have determined that our financial assets and liabilities are Level 2 in the fair value hierarchy. The following table sets forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2016 and December 31, 2015:

(in millions of dollars)	September 30, 2016	December 31, 2015
Assets:
Forward currency contracts	$0.9	$2.6
Liabilities:
Forward currency contracts	$1.6	$0.4

Our forward currency contracts are included in "Other current assets" or "Other current liabilities" and mature within 12 months. The forward foreign currency exchange contracts are primarily valued based on the foreign currency spot and forward rates quoted by the banks or foreign currency dealers. As such, these derivative instruments are classified within Level 2.

The fair values of cash and cash equivalents, notes payable to banks, accounts receivable and accounts payable approximate carrying amounts due principally to their short maturities. The carrying amount of total debt was $790.4 million and $729.0 million and the estimated fair value of total debt was $820.4 million and $740.3 million at September 30, 2016 and December 31, 2015, respectively. The fair values are determined from quoted market prices, where available, and from investment bankers using current interest rates considering credit ratings and the remaining time to maturity.

14. Accumulated Other Comprehensive Income (Loss)

Comprehensive income is defined as net income (loss) and other changes in stockholders’ equity from transactions and other events from sources other than stockholders. The components of, and changes in, accumulated other comprehensive income (loss), net of tax were as follows:

(in millions of dollars)	Derivative Financial Instruments	Foreign Currency Adjustments	Unrecognized Pension and Other Post-retirement Benefit Costs	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2015	$0.8	$(302.7)	$(127.3)	$(429.2)
Other comprehensive income (loss) before reclassifications, net of tax	(3.0)	35.4	7.8	40.2
Amounts reclassified from accumulated other comprehensive income, net of tax	1.4	—	2.2	3.6
Balance at September 30, 2016	$(0.8)	$(267.3)	$(117.3)	$(385.4)

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The reclassifications out of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
(in millions of dollars)	Amount Reclassified from Accumulated Other Comprehensive Income		Amount Reclassified from Accumulated Other Comprehensive Income		Location on Income Statement
Details about Accumulated Other Comprehensive Income Components
(Loss) gain on cash flow hedges:
Foreign exchange contracts	$(1.3)	$1.8	$(2.1)	$9.1	Cost of products sold
Tax benefit (expense)	0.5	(0.6)	0.7	(2.7)	Income tax expense
Net of tax	$(0.8)	$1.2	$(1.4)	$6.4
Defined benefit plan items:
Amortization of actuarial loss	$(0.8)	$(1.0)	$(2.8)	$(3.2)	(1)
Amortization of prior service cost	(0.1)	—	(0.3)	(0.2)	(1)
Total before tax	(0.9)	(1.0)	(3.1)	(3.4)
Tax benefit	0.1	0.2	0.9	1.4	Income tax expense
Net of tax	$(0.8)	$(0.8)	$(2.2)	$(2.0)

Total reclassifications for the period, net of tax	$(1.6)	$0.4	$(3.6)	$4.4

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

On May 2, 2016, the Company completed the acquisition of the remaining 50% interest in its former joint-venture, Pelikan Artline, which it did not already own. Prior to the PA Acquisition, the Pelikan Artline joint venture was accounted for under the equity method. Accordingly, the results of Pelikan Artline are included in the Company's condensed consolidated financial statements from the date of the PA Acquisition, May 2, 2016. Pelikan Artline is a premier distributor of academic, consumer and business products in Australia and New Zealand. Pelikan Artline's product categories include writing instruments, notebooks, binding and lamination, visual communication, cleaning and janitorial supplies, as well as general stationery. Its industry-leading brands include Artline, Quartet and GBC (Pelikan Artline was ACCO Brands' distributor), Spirax, and Texta, among others. Pelikan Artline has been included in the ACCO Brands International segment.

Our business, academic and calendar product lines use name brands such as Artline®, AT-A-GLANCE®, Derwent®, Five Star®, GBC®, Hilroy®, Marbig®, Mead®, NOBO®, Quartet®, Rexel, Swingline®, Tilibra®, Wilson Jones® and many others. Products and brands are not confined to one channel or product category and are sold based on end-user preference in each geographic location.

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

Net sales by business segment for the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions of dollars)	2016	2015	2016	2015
ACCO Brands North America	$273.3	$279.8	$718.1	$715.1
ACCO Brands International	128.5	104.3	315.1	295.6
Computer Products Group	29.5	29.5	86.3	87.6
Net sales	$431.3	$413.6	$1,119.5	$1,098.3

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Operating income by business segment for the three and nine months ended September 30, 2016 and 2015 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions of dollars)	2016	2015	2016	2015
ACCO Brands North America	$48.6	$48.4	$110.5	$104.1
ACCO Brands International	16.7	11.3	23.4	20.8
Computer Products Group	3.1	2.7	8.0	6.9
Segment operating income	68.4	62.4	141.9	131.8
Corporate	(12.7)	(7.6)	(34.3)	(25.2)
Operating income(a)	55.7	54.8	107.6	106.6
Interest expense	13.0	11.0	36.5	33.5
Interest income	(1.8)	(1.9)	(5.1)	(5.3)
Equity in earnings of joint venture	—	(2.5)	(2.1)	(5.1)
Other expense (income), net	6.8	0.3	(28.7)	2.2
Income before income tax	$37.7	$47.9	$107.0	$81.3

(a)
Operating income as presented in the segment table above is defined as i) net sales; ii) less cost of products sold; iii) less advertising, selling, general and administrative expenses; iv) less amortization of intangibles; and v) less restructuring charges.

16. Joint-Venture Investment

Summarized below is the financial information for the Pelikan Artline JV, in which we owned a 50% non-controlling interest, which was accounted for under the equity method. Accordingly, we recorded our proportionate share of earnings or losses on the line entitled "Equity in earnings of joint venture" in the "Consolidated Statements of Income."

On May 2, 2016, the Company completed the PA Acquisition and accordingly, the results of the Pelikan Artline JV are included in the Company's condensed consolidated financial statements from the date of the PA Acquisition, May 2, 2016. See "Note 3. Acquisition" for details on the PA Acquisition.

	Three Months Ended September 30,	Nine Months Ended September 30,
(in millions of dollars)	2015	2016	2015
Net sales	$26.2	$34.9	$74.6
Gross profit	12.7	14.1	31.8
Net income	5.1	4.1	10.3

(in millions of dollars)	December 31, 2015
Current assets	$76.6
Non-current assets	43.6
Current liabilities	37.5
Non-current liabilities	13.1

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
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

18. Condensed Consolidating Financial Information

Certain of the Company’s 100% owned domestic subsidiaries are required to jointly and severally, fully and unconditionally guarantee the 6.75% Senior Unsecured Notes that are due in the year 2020. Rather than filing separate financial statements for each guarantor subsidiary with the SEC, the Company has elected to present the following condensed consolidating financial statements, which includes the condensed consolidating statements of comprehensive income and results of operations for the three and nine months ended September 30, 2016 and 2015, cash flows for the nine months ended September 30, 2016, and 2015, and financial position as of September 30, 2016 and December 31, 2015 of the Company and its guarantor and non-guarantor subsidiaries (in each case carrying investments under the equity method), and the eliminations necessary to arrive at the reported amounts included in the condensed consolidated financial statements of the Company.

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Condensed Consolidating Balance Sheets (Unaudited)

	September 30, 2016
(in millions of dollars)	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$11.5	$11.0	$78.5	$—	$101.0
Accounts receivable, net	—	162.7	182.0	—	344.7
Inventories	—	138.9	124.6	—	263.5
Receivables from affiliates	4.2	550.4	68.8	(623.4)	—
Other current assets	2.2	11.8	16.6	—	30.6
Total current assets	17.9	874.8	470.5	(623.4)	739.8
Property, plant and equipment, net	3.9	98.0	100.2	—	202.1
Deferred income taxes	—	—	27.3	—	27.3
Goodwill	—	330.7	264.9	—	595.6
Identifiable intangibles, net	57.4	370.9	146.9	—	575.2
Other non-current assets	2.5	1.1	13.0	—	16.6
Investment in, long-term receivable from affiliates	1,566.9	863.2	441.0	(2,871.1)	—
Total assets	$1,648.6	$2,538.7	$1,463.8	$(3,494.5)	$2,156.6
Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable	$20.0	$—	$—	$—	$20.0
Current portion of long-term debt	—	—	4.4	—	4.4
Accounts payable	—	82.1	68.4	—	150.5
Accrued compensation	3.2	16.3	18.7	—	38.2
Accrued customer programs liabilities	—	43.6	38.9	—	82.5
Accrued interest	14.2	—	0.4	—	14.6
Other current liabilities	3.2	20.8	39.4	—	63.4
Payables to affiliates	10.0	209.7	238.0	(457.7)	—
Total current liabilities	50.6	372.5	408.2	(457.7)	373.6
Long-term debt, net	575.1	—	184.7	—	759.8
Long-term notes payable to affiliates	178.2	26.7	—	(204.9)	—
Deferred income taxes	114.9	—	32.9	—	147.8
Pension and post-retirement benefit obligations	1.4	52.1	21.7	—	75.2
Other non-current liabilities	4.3	19.7	52.1	—	76.1
Total liabilities	924.5	471.0	699.6	(662.6)	1,432.5
Stockholders’ equity:
Common stock	1.1	448.1	154.7	(602.8)	1.1
Treasury stock	(16.9)	—	—	—	(16.9)
Paid-in capital	2,003.1	1,551.1	743.0	(2,294.1)	2,003.1
Accumulated other comprehensive loss	(385.4)	(67.7)	(262.8)	330.5	(385.4)
(Accumulated deficit) retained earnings	(877.8)	136.2	129.3	(265.5)	(877.8)
Total stockholders’ equity	724.1	2,067.7	764.2	(2,831.9)	724.1
Total liabilities and stockholders’ equity	$1,648.6	$2,538.7	$1,463.8	$(3,494.5)	$2,156.6

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Condensed Consolidating Statement of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended September 30, 2016
(in millions of dollars)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$261.8	$180.1	$(10.6)	$431.3
Cost of products sold	—	176.3	121.4	(10.6)	287.1
Gross profit	—	85.5	58.7	—	144.2
Advertising, selling, general and administrative expenses	11.3	38.2	32.8	—	82.3
Amortization of intangibles	0.1	3.3	2.4	—	5.8
Restructuring charges (credits)	—	(0.1)	0.5	—	0.4
Operating income (loss)	(11.4)	44.1	23.0	—	55.7
(Income) expense from affiliates	(0.6)	(3.6)	4.2	—	—
Interest expense	11.1	—	1.9	—	13.0
Interest income	—	—	(1.8)	—	(1.8)
Other expense (income), net	0.1	(0.1)	6.8	—	6.8
Income (loss) from continuing operations before income taxes and earnings of wholly owned subsidiaries	(22.0)	47.8	11.9	—	37.7
Income tax expense	8.2	—	6.8	—	15.0
Income (loss) before earnings of wholly owned subsidiaries	(30.2)	47.8	5.1	—	22.7
Earnings of wholly owned subsidiaries	52.9	3.3	—	(56.2)	—
Net income	$22.7	$51.1	$5.1	$(56.2)	$22.7
Comprehensive income	$21.0	$51.6	$2.9	$(54.5)	$21.0

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Condensed Consolidating Statement of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended September 30, 2015
(in millions of dollars)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$271.6	$152.6	$(10.6)	$413.6
Cost of products sold	—	182.6	107.9	(10.6)	279.9
Gross profit	—	89.0	44.7	—	133.7
Advertising, selling, general and administrative expenses	9.3	40.6	24.2	—	74.1
Amortization of intangibles	0.1	3.9	0.8	—	4.8
Operating income (loss)	(9.4)	44.5	19.7	—	54.8
(Income) expense from affiliates	(0.4)	(5.1)	5.5	—	—
Interest expense	11.2	—	(0.2)	—	11.0
Interest income	—	—	(1.9)	—	(1.9)
Equity in earnings of joint ventures	—	—	(2.5)	—	(2.5)
Other expense (income), net	(0.6)	2.5	(1.6)	—	0.3
Income (loss) from continuing operations before income taxes and earnings of wholly owned subsidiaries	(19.6)	47.1	20.4	—	47.9
Income tax expense	8.4	—	6.9	—	15.3
Income (loss) before earnings of wholly owned subsidiaries	(28.0)	47.1	13.5	—	32.6
Earnings of wholly owned subsidiaries	60.6	11.1	—	(71.7)	—
Net income	$32.6	$58.2	$13.5	$(71.7)	$32.6
Comprehensive (loss) income	$(37.8)	$58.2	$(51.0)	$(7.2)	$(37.8)

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Condensed Consolidating Statement of Comprehensive Income (Loss) (Unaudited)

	Nine Months Ended September 30, 2016
(in millions of dollars)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$697.2	$454.8	$(32.5)	$1,119.5
Cost of products sold	—	477.5	313.1	(32.5)	758.1
Gross profit	—	219.7	141.7	—	361.4
Advertising, selling, general and administrative expenses	34.8	111.1	87.2	—	233.1
Amortization of intangibles	0.1	10.8	5.0	—	15.9
Restructuring charges	—	—	4.8	—	4.8
Operating income (loss)	(34.9)	97.8	44.7	—	107.6
(Income) expense from affiliates	(1.1)	(11.9)	13.0	—	—
Interest expense	32.7	—	3.8	—	36.5
Interest income	—	—	(5.1)	—	(5.1)
Equity in earnings of joint ventures	—	—	(2.1)	—	(2.1)
Other (income) expense, net	(1.7)	0.7	(27.7)	—	(28.7)
Income (loss) from continuing operations before income taxes and earnings of wholly owned subsidiaries	(64.8)	109.0	62.8	—	107.0
Income tax expense	1.9	—	15.7	—	17.6
Income (loss) before earnings of wholly owned subsidiaries	(66.7)	109.0	47.1	—	89.4
Earnings of wholly owned subsidiaries	156.1	43.1	—	(199.2)	—
Net income	$89.4	$152.1	$47.1	$(199.2)	$89.4
Comprehensive income	$133.2	$153.2	$90.1	$(243.3)	$133.2

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Condensed Consolidating Statement of Comprehensive Income (Loss) (Unaudited)

	Nine Months Ended September 30, 2015
(in millions of dollars)	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$—	$699.4	$435.3	$(36.4)	$1,098.3
Cost of products sold	—	481.5	312.6	(36.4)	757.7
Gross profit	—	217.9	122.7	—	340.6
Advertising, selling, general and administrative expenses	30.2	113.7	75.5	—	219.4
Amortization of intangibles	0.1	12.1	2.7	—	14.9
Restructuring credits	—	(0.3)	—	—	(0.3)
Operating income (loss)	(30.3)	92.4	44.5	—	106.6
(Income) expense from affiliates	(1.0)	(16.2)	17.2	—	—
Interest expense	34.1	—	(0.6)	—	33.5
Interest income	—	—	(5.3)	—	(5.3)
Equity in earnings of joint ventures	—	—	(5.1)	—	(5.1)
Other expense (income), net	1.4	2.0	(1.2)	—	2.2
Income (loss) from continuing operations before income taxes and earnings of wholly owned subsidiaries	(64.8)	106.6	39.5	—	81.3
Income tax expense	14.0	—	12.8	—	26.8
Income (loss) before earnings of wholly owned subsidiaries	(78.8)	106.6	26.7	—	54.5
Earnings of wholly owned subsidiaries	133.3	26.2	—	(159.5)	—
Net income	$54.5	$132.8	$26.7	$(159.5)	$54.5
Comprehensive (loss) income	$(77.5)	$132.7	$(94.6)	$(38.1)	$(77.5)

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Condensed Consolidating Statement of Cash Flows (Unaudited)

	Nine Months Ended September 30, 2016
(in millions of dollars)	Parent	Guarantors	Non-Guarantors	Consolidated
Net cash provided (used) by operating activities	$(42.1)	$89.8	$62.3	$110.0
Investing activities:
Additions to property, plant and equipment	—	(4.8)	(6.3)	(11.1)
Payments for (proceeds from) interest in affiliates	—	74.4	(74.4)	—
Proceeds from the disposition of assets	—	—	0.8	0.8
Cost of acquisition, net of cash acquired	—	—	(88.8)	(88.8)
Net cash (used) provided by investing activities	—	69.6	(168.7)	(99.1)
Financing activities:
Intercompany financing	100.9	(76.2)	(24.7)	—
Net dividends	82.1	(72.5)	(9.6)	—
Proceeds from long-term borrowings	—	—	187.4	187.4
Repayments of long-term debt	(148.0)	—	(15.5)	(163.5)
Borrowings of notes payable, net	20.0	—	(12.2)	7.8
Payments for debt issuance costs	—	—	(0.8)	(0.8)
Payments related to tax withholding for share-based compensation	(5.0)	—	—	(5.0)
Excess tax benefit from share-based compensation	0.9	—	—	0.9
Proceeds from the exercise of stock options	1.9	—	—	1.9
Net cash provided (used) by financing activities	52.8	(148.7)	124.6	28.7
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	6.0	6.0
Net increase in cash and cash equivalents	10.7	10.7	24.2	45.6
Cash and cash equivalents:
Beginning of the period	0.8	0.3	54.3	55.4
End of the period	$11.5	$11.0	$78.5	$101.0

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Condensed Consolidating Statement of Cash Flows (Unaudited)

	Nine Months Ended September 30, 2015
(in millions of dollars)	Parent	Guarantors	Non-Guarantors	Consolidated
Net cash provided (used) by operating activities	$(43.7)	$69.2	$44.2	$69.7
Investing activities:
Additions to property, plant and equipment	—	(9.7)	(11.7)	(21.4)
Payments for (proceeds from) interest in affiliates	—	14.9	(14.9)	—
Proceeds from the disposition of assets	—	—	2.7	2.7
Net cash (used) provided by investing activities	—	5.2	(23.9)	(18.7)
Financing activities:
Intercompany financing	48.0	(59.6)	11.6	—
Net dividends	18.0	(14.9)	(3.1)	—
Proceeds from long-term borrowings	300.0	—	—	300.0
Repayments of long-term debt	(320.1)	—	—	(320.1)
Borrowings (repayments) of notes payable, net	47.0	—	(0.8)	46.2
Payments for debt issuance costs	(1.7)	—	—	(1.7)
Repurchases of common stock	(46.0)	—	—	(46.0)
Payments related to tax withholding for share-based compensation	(5.9)	—	—	(5.9)
Proceeds from the exercise of stock options	0.5	—	—	0.5
Net cash provided (used) by financing activities	39.8	(74.5)	7.7	(27.0)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	(6.3)	(6.3)
Net increase (decrease) in cash and cash equivalents	(3.9)	(0.1)	21.7	17.7
Cash and cash equivalents:
Beginning of the period	9.7	0.1	43.4	53.2
End of the period	$5.8	$—	$65.1	$70.9

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

19. Subsequent Event

On October 21, 2016, the Company and the Company’s indirect wholly-owned subsidiary, ACCO Europe Limited (the "Purchaser") entered into a share purchase agreement (the "Purchase Agreement") with an entity controlled by J. W. Childs, pursuant to which the Purchaser will acquire the entire issued share capital of Esselte Group Holdings AB ("Esselte") for approximately €296.9 million (US$333.1 million based on September 30, 2016 exchange rates) in cash (the Esselte Acquisition"). The purchase price is subject to certain adjustments based on net debt and working capital as detailed in the Purchase Agreement. The Company is a party to the Purchase Agreement solely for the purposes of guaranteeing the obligations of the Purchaser.

The completion of the Esselte Acquisition is subject to customary closing conditions, including conditions relating to required antitrust approvals. The Esselte Acquisition is expected to close in early 2017.

Esselte is a leading European manufacturer and marketer of branded business products. It takes products to market under the Leitz, Rapid and Esselte brands in the storage and organization, stapling and punch, business machines and do-it-yourself tools product categories.

The Esselte Acquisition will be funded with cash and Euro-denominated bank debt.

In anticipation of the Esselte Acquisition, the Company entered into a Third Amendment to Second Amended and Restated Credit Agreement, dated October 21, 2016 (the "Third Amendment"), which amends, in certain respects, the Second Amended and Restated Credit Agreement, dated as of April 28, 2015, as amended, among the Company, certain subsidiaries of the Company, Bank of America, N.A., as administrative agent, and the other lenders party thereto (as further amended by the Third Amendment, the "Existing Credit Agreement"). Pursuant to the Third Amendment, the Company and certain lenders party thereto have agreed to restate the Existing Credit Agreement in order to, among other things, provide financing for the Esselte Acquisition. The agreement to restate the Existing Credit Agreement is subject to the satisfaction of the conditions set forth in the Third Amendment, including, without limitation, consummation of the Esselte Acquisition and related transactions.

The restated Existing Credit Agreement ("Third Amended and Restated Credit Agreement") will provide for a five-year senior secured credit facility that will, among other things (i) provide funds to repay, in full, all outstanding US Dollar denominated term loans under the Existing Credit Agreement; (ii) provide funds to repay, in part, Australian Dollar denominated term loans under the Existing Credit Agreement and continue such loans in an aggregate principal amount of A$80 million; (iii) make available new Euro denominated term loans in the aggregate principal amount of €300 million; and (iv) establish a revolving credit facility of US$400 million, thereby increasing the Existing Credit Agreement revolving credit facility by US$100 million. Substantially all of the proceeds from the Euro denominated term loans will be applied toward financing the Esselte Acquisition and related costs. The applicable interest rates applied to Eurodollar loans and loans made at the Base Rate (as defined in the Third Amended and Restated Credit Agreement) will be substantially the same as under the Existing Credit Agreement. The Company will be required to meet the same financial covenants as in effect under the Existing Credit Agreement.

Transaction costs related to the Esselte Acquisition of $2.0 million and $4.3 million were incurred during the second and third quarters of 2016, respectively, and were reported as advertising, selling, general and administrative expenses.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three and nine months ended September 30, 2016 and 2015, should be read in conjunction with the unaudited condensed consolidated financial statements of ACCO Brands Corporation and the accompanying notes contained herein.

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

Key factors that affect our profitability are volume, sales prices compared to product cost and foreign exchange rates (see "Part I, Item 1A. Risk Factors" in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 and as updated in "Part II, Item 1A. Risk Factors" in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 for further information regarding these and other risk factors).

Pelikan Artline Joint-Venture Acquisition

On May 2, 2016, the Company completed the acquisition of Australia Stationery Industries, Inc. (the "PA Acquisition"), which indirectly owned the 50% of the Pelikan Artline Joint Venture and the issued capital stock of Pelikan Artline Pty Limited (collectively, the “Pelikan Artline JV”) that was not already owned by the Company. Prior to the PA Acquisition, the Pelikan Artline JV was accounted for under the equity method. Accordingly, the results of Pelikan Artline JV are included in the Company's condensed consolidated financial statements from the date of the PA Acquisition, May 2, 2016. Pelikan Artline is a premier distributor of academic, consumer and business products in Australia and New Zealand. Pelikan Artline's product categories include writing instruments, notebooks, binding and lamination, visual communication, cleaning and janitorial supplies, as well as general stationery. Its industry-leading brands include Artline, Quartet and GBC (Pelikan Artline was ACCO Brands' distributor), Spirax, and Texta, among others. The PA Acquisition was financed through a borrowing of A$100.0 million (US$74.4 million based on June 30, 2016 exchange rates) under our existing credit facilities.

During the second quarter of 2016, we recognized a $35.2 million gain in connection with the PA Acquisition due to the revaluation of the Company's previously held equity interest in the Pelikan Artline JV. During the third quarter of 2016, the Company further refined its allocation of the purchase price to the acquired assets, which resulted in a $6.3 million, reduction in the previously reported gain on the Company's previously held equity interest in the Pelikan Artline JV. This reduction was reported in the income statement, the offset to which was a reduction in the reported amount for goodwill, on the balance sheet, resulting in a net gain of $28.9 million for the nine months ended September 30, 2016. This amount was reported in "Other expense (income), net."

Overview of Performance

In the third quarter of 2016, net sales increased 4%. The PA Acquisition contributed 7%, but this was partially offset by lower sales elsewhere, particularly in our other markets in International. North America where sales decreased 2% as strong back-to-school sales in North America were more than offset by declines in wholesalers and at office superstores.

While foreign exchange had only a small impact during the third quarter of 2016 on translation of our international results, foreign exchange has historically materially impacted our reported sales, earnings, cash flow and comparative balance sheet because approximately 40% of our consolidated results are denominated in currencies other than the USD. Additionally our international business units have had to adjust their local currency sales prices to reflect the inflation impacts on their costs of goods sold, raising prices in 2015 and again in 2016.

Compared to quarter (QTD) and year-to-date periods (YTD) in 2015, the 2016 average foreign exchange rates have moved as follows for our major currencies relative to the USD:

Currency	QTD Increase (Decrease) versus Q3 2015	YTD Increase (Decrease) versus Q3 2015
Brazilian real	8%	(12)%
Mexican peso	(13)%	(15)%
Canadian dollar	—%	(5)%
Australian dollar	4%	(3)%
British pound	(15)%	(9)%
Euro	—%	—%
Japanese yen	20%	11%

Three months ended September 30, 2016 versus three months ended September 30, 2015
The following table presents the Company’s results for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Amount of Change
(in millions of dollars)	2016	2015	$	%
Net sales	$431.3	$413.6	$17.7	4%
Cost of products sold	287.1	279.9	7.2	3%
Gross profit	144.2	133.7	10.5	8%
Gross profit margin	33.4%	32.3%		1.1	pts
Advertising, selling, general and administrative expenses	82.3	74.1	8.2	11%
Amortization of intangibles	5.8	4.8	1.0	21%
Restructuring charges	0.4	—	0.4	NM
Operating income	55.7	54.8	0.9	2%
Operating income margin	12.9%	13.2%		(0.3)	pts
Interest expense	13.0	11.0	2.0	18%
Interest income	(1.8)	(1.9)	(0.1)	(5)%
Equity in earnings of joint venture	—	(2.5)	(2.5)	(100)%
Other expense, net	6.8	0.3	6.5	NM
Income tax expense	15.0	15.3	(0.3)	(2)%
Effective tax rate	39.8%	31.9%		7.9	pts
Net income	22.7	32.6	(9.9)	(30)%
Weighted average number of diluted shares outstanding:	109.4	109.5	(0.1)	—%

Net Sales

Net sales increased $17.7 million, or 4%, to $431.3 million from $413.6 million in the prior-year period. The PA Acquisition contributed sales of $27.6 million, or 7%. Foreign currency translation increased sales by $0.8 million, or 0.2%. Underlying sales decreased as robust growth in North America for the back-to-school season was more than offset by inventory reductions at certain wholesalers, declines at office superstores in both North America and International.

Cost of Products Sold

Cost of products sold includes all manufacturing, product sourcing and distribution costs, including depreciation related to assets used in the manufacturing, procurement and distribution process, allocation of certain information technology costs supporting those processes, inbound and outbound freight, shipping and handling costs, purchasing costs associated with materials and packaging used in the production processes, and inventory valuation adjustments. Cost of products sold increased $7.2 million, or 3%, to $287.1 million from $279.9 million in the prior-year period. The PA Acquisition contributed $17.0 million to the increased in cost of products sold. Foreign currency translation increased cost of products sold by $0.5 million, or 0.2%. The underlying decrease was driven by lower underlying sales, cost savings and productivity improvements.

Gross Profit

Management believes that gross profit and gross profit margin provide enhanced shareholder understanding of underlying operating profit drivers. Gross profit increased $10.5 million, or 8%, to $144.2 million from $133.7 million in the prior-year period. The PA Acquisition contributed gross profit of $10.6 million. Foreign currency translation increased gross profit by $0.3 million, or 0.2%. The underlying increase was driven by cost savings and productivity improvements and higher pricing in our international markets.

Gross profit margin increased to 33.4% from 32.3% in the prior-year period driven by cost savings and productivity improvements, the PA acquisition and higher pricing.

Advertising, Selling, General and Administrative Expenses

Advertising, selling, general and administrative expenses (“SG&A”) include advertising, marketing, selling (including commissions), research and development, customer service, depreciation related to assets outside the manufacturing and distribution processes and all other general and administrative expenses outside the manufacturing and distribution functions (e.g., finance, human resources, information technology, etc.). SG&A increased $8.2 million, or 11%, to $82.3 million from $74.1 million in the prior-year period. The PA Acquisition increased SG&A by $4.8 million, including $0.3 million of integration costs related to the PA Acquisition. Foreign currency translation reduced SG&A by $0.4 million, or 1%. The underlying increase was driven by $4.3 million in costs associated with the recently announced Esselte Acquisition.

As a percentage of sales, SG&A increased to 19.1% from 17.9% in the prior-year period for the reasons mentioned above.

Operating Income

Operating income increased $0.9 million, or 2%, to $55.7 million from $54.8 million in the prior-year period. Foreign currency translation increased operating income by $0.8 million, or 1%. The $4.2 million added by the PA Acquisition was offset by $4.3 million in costs associated with the recently announced Esselte Acquisition.

Interest Expense, Equity in Earnings of Joint Venture and Other Expense, Net

Interest expense increased $2.0 million, or 18%, to $13.0 million from $11.0 million in the prior-year period. The increase was due to the additional debt incurred for the PA Acquisition and the accelerated amortization of debt issuance cost related to the prepayment of $70 million on our U.S. Dollar Senior Secured Term Loan A.

Equity in earnings of joint venture declined from $2.5 million in the prior-year period to zero because the Company completed the PA Acquisition on May 2, 2016 and, accordingly, the results of the Pelikan Artline JV have been included in the Company's consolidated results from that date forward. Historically they were accounted for under the equity method.

Other expense, net increased $6.5 million, to $6.8 million from $0.3 million in the prior-year period. The increase was driven by a refinement in the allocation of the purchase price to the acquired assets for the PA Acquisition, which resulted in a $6.3 million reduction to the previously reported gain on previously held equity interest.

Income Taxes

Income tax expense was $15.0 million on income before taxes of $37.7 million, with an effective tax rate of 39.8%. For the prior-year period, income tax expense was $15.3 million on income before taxes of $47.9 million, with an effective tax rate of 31.9%. The higher effective tax rate in the current year period was primarily due to the $6.3 million reduction to the previously reported gain on the previously held equity interest arising from the PA Acquisition, which was not subject to tax.

Net Income

Net income decreased $9.9 million, to $22.7 million, or $0.21 per diluted share, from income of $32.6 million, or $0.30 per diluted share, in the prior-year period. Foreign currency translation increased net income by $0.2 million, or 1%. The underlying decrease was primarily due the $6.3 million reduction to the previously reported gain on previously held equity interest arising from the PA Acquisition and higher interest expense.

Segment Discussion

	Three Months Ended September 30, 2016			Amount of Change
	Net Sales	Segment Operating Income (A)	Operating Income Margin	Net Sales	Net Sales	Segment Operating Income	Segment Operating Income	Margin Points

(in millions of dollars)				$	%	$	%
ACCO Brands North America	$273.3	$48.6	17.8%	$(6.5)	(2)%	$0.2	0.4%	50
ACCO Brands International	128.5	16.7	13.0%	24.2	23%	5.4	48%	220
Computer Products Group	29.5	3.1	10.5%	—	—%	0.4	15%	130
Total	$431.3	$68.4		$17.7		$6.0

	Three Months Ended September 30, 2015
	Net Sales	Segment Operating Income (A)	Operating Income Margin

(in millions of dollars)
ACCO Brands North America	$279.8	$48.4	17.3%
ACCO Brands International	104.3	11.3	10.8%
Computer Products Group	29.5	2.7	9.2%
Total	$413.6	$62.4

(A) Segment operating income excludes corporate costs; "Interest expense," "Interest income," "Equity in earnings of joint venture," and "Other expense (income), net." See "Part I, Item 1. Note 15. Information on Business Segments," for a reconciliation of total Segment operating income to "Income before income tax."

ACCO Brands North America

ACCO Brands North America net sales decreased $6.5 million, or 2%, to $273.3 million from $279.8 million in the prior-year period. Underlying sales decreased as strong back-to-school sales with mass-market customers and online retailers was more than offset by a combination of lower sales at wholesalers, who reduced their inventory levels, and declines at office superstores, reflecting the effects of ongoing distribution center and store closures.

ACCO Brands North America operating income increased $0.2 million, or 0.4%, to $48.6 million from $48.4 million in the prior-year period. The improvement was primarily due to lower SG&A expenses partially offset by the lower gross profit due to reduced sales. Operating income margin increased to 17.8% from 17.3%.

ACCO Brands International

ACCO Brands International net sales increased $24.2 million, or 23%, to $128.5 million from $104.3 million in the prior-year period. The PA Acquisition contributed sales of $27.6 million, or 26%. Foreign currency translation increased sales by $0.8 million, or 1%. The underlying sales decrease was due to lower volume as a result of the ongoing recession in Brazil, channel destocking, most notably in Europe and lost share with some customers. Partially offsetting the decline was pricing, which benefited sales by 7% as we raised prices to recover our gross margin following foreign-exchange-related increases to our cost of products sold.

ACCO Brands International operating income increased $5.4 million, or 48%, to $16.7 million from $11.3 million in the prior-year period, and operating income margin increased to 13.0% from 10.8%. Foreign currency translation increased operating income by $0.7 million, or 6%. The underlying increase was driven by higher pricing and the PA Acquisition, which contributed $4.2 million, net of $0.3 million of integration expenses. The increase was partially offset by lower sales volume.

Computer Products Group

Computer Products Group net sales of $29.5 million were flat versus the prior-year period. Higher sales in desktop accessories were offset by lower sales of security and tablet accessories.

Computer Products Group operating income increased $0.4 million, or 15%, to $3.1 million from $2.7 million in the prior-year period, and operating income margin increased to 10.5% from 9.2%. Foreign currency translation increased operating income by $0.2 million, or 7%. The underlying increase was primarily due to a more favorable product mix, with less of an impact from low margin commoditized tablet accessories. The operating margin increased primarily due to the improved gross margin from the favorable product mix noted above.

Nine months ended September 30, 2016 versus nine months ended September 30, 2015

The following table presents the Company’s results for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,		Amount of Change
(in millions of dollars)	2016	2015	$	%
Net sales	$1,119.5	$1,098.3	$21.2	2%
Cost of products sold	758.1	757.7	0.4	0.1%
Gross profit	361.4	340.6	20.8	6%
Gross profit margin	32.3%	31.0%		1.3	pts
Advertising, selling, general and administrative expenses	233.1	219.4	13.7	6%
Amortization of intangibles	15.9	14.9	1.0	7%
Restructuring charges (credits)	4.8	(0.3)	5.1	NM
Operating income	107.6	106.6	1.0	1%
Operating income margin	9.6%	9.7%		(0.1)	pts
Interest expense	36.5	33.5	3.0	9%
Interest income	(5.1)	(5.3)	(0.2)	(4)%
Equity in earnings of joint venture	(2.1)	(5.1)	(3.0)	(59)%
Other (income) expense, net	(28.7)	2.2	30.9	NM
Income tax expense	17.6	26.8	(9.2)	(34)%
Effective tax rate	16.4%	33.0%		(16.6)	pts
Net income	89.4	54.5	34.9	64%
Weighted average number of diluted shares outstanding:	108.9	111.5	(2.6)	(2)%

Net Sales

Net sales increased $21.2 million, or 2%, to $1,119.5 million from $1,098.3 million in the prior-year period. The PA Acquisition contributed sales of $44.4 million, or 4%. Foreign currency translation reduced sales by $19.6 million, or 2%. The underlying sales decrease was due to lower volume in International and was partially offset by growth in North America from strong back-to-school sales.

Cost of Products Sold

Cost of products sold increased $0.4 million, or 0.1%, to $758.1 million from $757.7 million in the prior-year period. The PA Acquisition contributed $27.6 million to increased cost of products sold. Foreign currency translation reduced cost of products sold by $15.0 million, or 2%. The underlying decline was due to lower sales volume (primarily in International), cost savings and productivity improvements (primarily in North America), partially offset by foreign-exchange-related inflationary increases in certain cost of products.

Gross Profit

Gross profit increased $20.8 million, or 6%, to $361.4 million from $340.6 million in the prior-year period. The PA Acquisition increased gross profit by $16.8 million. Foreign currency translation reduced gross profit by $4.6 million, or 1%. The underlying increase was due to higher pricing, cost savings and productivity improvements, which were partially offset by foreign-exchange-related inflationary increases in certain costs of products.

Gross profit margin increased to 32.3% from 31.0%. The increase was primarily due to cost savings and productivity improvements, higher pricing and from the inclusion of the PA acquisition.

Advertising, Selling, General and Administrative Expenses

SG&A increased $13.7 million, or 6%, to $233.1 million from $219.4 million in the prior-year period. The PA Acquisition increased SG&A by $9.8 million, including $2.0 million of costs related to the PA Acquisition. Foreign currency translation reduced SG&A by $4.3 million, or 2%. The underlying increase was driven by higher professional fees, including $6.3 million related to the recently announced Esselte Acquisition. Additionally, the prior year included a one-time $2.3 million benefit from the recovery of an indirect tax in Brazil.

As a percentage of sales, SG&A increased to 20.8% from 20.0% in the prior-year period, for the reasons mentioned above.

Restructuring Charges (Credits)

The Company initiated cost reduction plans related to the consolidation and integration of Pelikan Artline with our already existing Australian and New Zealand businesses, and as a result incurred $3.6 million in charges, primarily related to severance. In addition, the Company initiated cost reduction plans and incurred $1.2 million in severance charges related to the consolidation of certain functions in the North America segment.

Operating Income

Operating income increased $1.0 million, to $107.6 million from $106.6 million in the prior-year period. Foreign currency translation increased operating income by $0.2 million, or 0.2%. The underlying increase was due to the PA Acquisition, partially offset by increased SG&A and restructuring charges.

Interest Expense, Equity in Earnings of Joint Venture and Other (Income) Expense, Net

Interest expense increased $3.0 million, or 9%, to $36.5 million from $33.5 million in the prior-year period. The increase was primarily related to the additional debt incurred for the PA Acquisition and the accelerated amortization of debt issuance cost related to the prepayment of $70 million on our U.S. Dollar Senior Secured Term Loan A. We also incurred a $0.5 million loan breakage fee for pre-existing Pelikan Artline JV debt and $0.4 million of expense for the accelerated amortization of debt issuance costs due to a debt swap of part of our USD term loan for the new Australian dollar revolving loan.

Equity in earnings of joint venture was $2.1 million compared to $5.1 million in the prior-year period. The Company completed the PA Acquisition on May 2, 2016 and accordingly, the results of Pelikan Artline JV have been included in the Company's consolidated results from that date. Historically they were accounted for under the equity method.

Other expense (income), net was income of $28.7 million compared to expense of $2.2 million in the prior-year period. The increase in income was driven by a $28.9 million gain arising from the PA Acquisition due to the revaluation of the Company's previously held equity interest to fair value and a $1.0 million gain on the settlement of an intercompany loan, previously deemed permanently invested. In the prior year we wrote-off $1.9 million of debt issuance costs related to the refinancing completed in the second quarter of 2015.

Income Taxes

Income tax expense was $17.6 million on income before taxes of $107.0 million, with an effective tax rate of 16.4%. For the prior-year period, income tax expense was $26.8 million on income before taxes of $81.3 million, with an effective tax rate of 33.0%. The lower effective tax rate in the current year period was primarily due to the following: 1) the $28.9 million gain arising from the PA Acquisition due to the revaluation of the previously held equity interest to fair value, which was not subject to tax, and 2) tax losses on foreign exchange on the repayment of intercompany loans, for which the pre-tax effect was recorded in equity.

Net Income

Net income increased $34.9 million, or 64%, to $89.4 million or $0.82 per diluted share, from $54.5 million, or $0.49 per diluted share in the prior-year period. Foreign currency translation reduced net income by $2.4 million, or 4%. The underlying increase was primarily due to the $28.9 million gain arising as a result of the PA Acquisition from the revaluation of the previously held equity interest to fair value and the low effective tax rate in the current year.

Segment Discussion

	Nine Months Ended September 30, 2016			Amount of Change
	Net Sales	Segment Operating Income (A)	Operating Income Margin	Net Sales	Net Sales	Segment Operating Income	Segment Operating Income	Margin Points

(in millions of dollars)				$	%	$	%
ACCO Brands North America	$718.1	$110.5	15.4%	$3.0	0.4%	$6.4	6%	80
ACCO Brands International	315.1	23.4	7.4%	19.5	7%	2.6	13%	40
Computer Products Group	86.3	8.0	9.3%	(1.3)	(1)%	1.1	16%	140
Total	$1,119.5	$141.9		$21.2		$10.1

	Nine Months Ended September 30, 2015
	Net Sales	Segment Operating Income (A)	Operating Income Margin

(in millions of dollars)
ACCO Brands North America	$715.1	$104.1	14.6%
ACCO Brands International	295.6	20.8	7.0%
Computer Products Group	87.6	6.9	7.9%
Total	$1,098.3	$131.8
(A) Segment operating income excludes corporate costs; "Interest expense," "Interest income," "Equity in earnings of joint venture" and "Other expense (income), net." See "Part I, Item 1. Note 15. Information on Business Segments," for a reconciliation of total Segment operating income to "Income before income tax."

ACCO Brands North America

ACCO Brands North America net sales increased $3.0 million, or 0.4%, to $718.1 million from $715.1 million in the prior-year period. Foreign currency translation reduced sales by $4.0 million, or 1%. The underlying sales increase was primarily due to strong back-to-school sales, notably with mass-market customers and on-line retailers and higher pricing. The strong back-to-school sales were due to increased product placements and broadened product offerings. The increase was partially offset by lower sales due to inventory reduction at wholesalers and office superstores, reflecting the ongoing effects of distribution center and store closures.

ACCO Brands North America operating income increased $6.4 million, or 6%, to $110.5 million from $104.1 million in the prior-year period, and operating income margin increased to 15.4% from 14.6%. Foreign currency translation reduced operating income by $0.4 million, or 0.4%. The improvement was driven by higher sales and cost savings and productivity improvements.

ACCO Brands International

ACCO Brands International net sales increased $19.5 million, or 7%, to $315.1 million from $295.6 million in the prior-year period. The PA Acquisition contributed sales of $44.4 million, or 15%. Foreign currency translation reduced sales by $14.8 million, or 5%. The underlying sales decrease was due to lower volume as a result of the ongoing recession in Brazil, channel destocking, most notably in Europe and lost share with some customers. Partially offsetting the decline was pricing, which benefited sales by 9%, as we raised prices to recover our gross margins following foreign-exchange-related cost of products sold increases.

ACCO Brands International operating income increased $2.6 million, or 13%, to $23.4 million from $20.8 million in the prior-year period, and operating income margin increased to 7.4% from 7.0%. The PA Acquisition contributed operating income before restructuring charges of $5.7 million, net of $0.6 million of integration expenses. Foreign currency translation increased operating income by $0.4 million, or 2%. The underlying decrease was due to $3.6 million of restructuring charges related to the integration of the PA Acquisition, the absence of a one-time $2.3 million benefit from the recovery of an indirect tax in Brazil, which benefited the prior-year period, and lower sales volume. The decrease was partially offset by higher pricing and productivity improvements.

Computer Products Group

Computer Products Group net sales decreased $1.3 million, or 1%, to $86.3 million from $87.6 million in the prior-year period. Foreign currency translation reduced sales by $0.8 million, or 1%. Increased sales of laptop accessory products were offset by lower sales of tablet accessories as we largely completed our exit of low margin commoditized tablet accessories.

Computer Products Group operating income increased $1.1 million, or 16%, to $8.0 million from $6.9 million in the prior-year period, and operating margin increased to 9.3% from 7.9%. Foreign currency translation increased operating income by $0.2 million, or 3%. Operating income and margin increased due to higher pricing in international markets and favorable product mix with lower sales of tablet accessories, as well as an improved product mix. The prior-year period also included $0.3 million in restructuring charges.

Liquidity and Capital Resources

Our primary liquidity needs are to service indebtedness, fund capital expenditures and support working capital requirements. Our principal sources of liquidity are cash flows from operating activities, cash and cash equivalents held and seasonal borrowings under our revolving credit facility. As of September 30, 2016, there were $133.8 million in borrowings under our $300.0 million revolving credit facility and the amount available for borrowings was $157.4 million (allowing for $8.8 million of letters of credit outstanding on that date).

We maintain adequate financing arrangements at market rates. Because of the seasonality of our business, we typically generate much of our cash flow in the first, third and fourth quarters, as accounts receivables are collected, and use cash in the second quarter, to fund working capital in order to support the North America back-to-school season. Our Brazilian business is highly seasonal due to the timing of the back-to-school season, which coincides with the calendar year-end in the fourth quarter. Due to various tax laws, it is costly to transfer short-term working capital in and out of Brazil; therefore, our normal practice is to hold seasonal cash requirements in Brazil, and invest them in short-term Brazilian government securities. During the first quarter of 2016 we repatriated $21.8 million (R$83.0 million) to the U.S. from Brazil as the cash was not needed in the foreseeable future due to lower sales volume caused by the adverse economic conditions in Brazil. Consolidated cash and cash equivalents was $101.0 million as of September 30, 2016, of which approximately $44.7 million was held in Brazil. Our priorities for cash flow use over the near term, after funding internal growth, are debt reduction, funding acquisitions and stock repurchases.

On May 2, 2016, the Company completed the PA Acquisition. The purchase price, net of cash acquired was $88.8 million. The PA Acquisition was financed through a borrowing of A$100.0 million (US$74.4 million based on June 30, 2016 exchange rates) in the form of an incremental Term A loan under the Credit Agreement along with additional borrowings of A$152.0 million (US$113.1 million based on June 30, 2016 exchange rates) under the Company’s existing revolving facility under the Credit Agreement.

The Company used some of the proceeds from borrowings under the existing revolving facility to reduce the U.S. Dollar Senior Secured Term Loan A by $78.0 million and to pay off the debt assumed in the PA Acquisition of A$32.1 million (US$24.5 million).

The current senior secured credit facilities have a weighted average interest rate of 2.87% as of September 30, 2016 and our senior unsecured notes have a fixed interest rate of 6.75%.

Cash Flow for the nine months ended September 30, 2016 versus nine months ended September 30, 2015

Cash Flow from Operating Activities

Cash provided by operating activities during the nine months ended September 30, 2016 of $110.0 million was generated by a combination of operating profit and net working capital (Accounts Receivable, Inventories, Accounts Payable) and reflects the seasonally high cash inflow that is typical of our business, as well as incremental cash flow from the PA Acquisition. Cash provided by operating activities in the comparable 2015 period was $69.7 million. Accounts receivable contributed $67.7 million due to customer settlements following a strong "back-to-school" sales season in North America, which was higher than the prior year of $40.7 million due to earlier sales timing and improved management of collections. Increased real-time inventory purchases contributed to a reduced use of cash for accounts payable, which was $7.3 million in 2016, compared to $18.3 million in the prior year. The use of cash for inventory of $31.3 million was marginally lower that the prior year due to reduced demand in certain markets. Partially offsetting the cash generated from operating profit and net working capital were significant cash payments related to the settlement of customer program liabilities, which were higher than the prior year due to higher earned rebates on strong fourth quarter 2015 sales and increased settlements alongside the improved accounts receivable collections. In addition, employee annual incentive payments made in the first quarter, interest payments and income tax payments were broadly in line with those made during the first nine months of the prior year.

The table below shows our cash flow from accounts receivable, inventories and accounts payable for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended
(in millions of dollars)	September 30, 2016	September 30, 2015
Accounts receivable	$67.7	$40.7
Inventories	(31.3)	(37.3)
Accounts payable	(7.3)	(18.3)
Cash flow provided by net working capital	$29.1	$(14.9)

Cash Flow from Investing Activities

Cash used by investing activities was $99.1 million and $18.7 million for the nine months ended September 30, 2016 and 2015, respectively. The 2016 cash outflow reflects $88.8 million of purchase price net of cash acquired in connection with the PA Acquisition. See "Note 3. Acquisition" to the condensed consolidated financial statements contained in Item 1 of this report for details on the PA Acquisition. Capital expenditures were $11.1 million and $21.4 million for the nine months ended September 30, 2016 and 2015, respectively, due to reduced information technology investment following the implementation of a new enterprise resource planning ("ERP") system in our European operations in early 2016.

Cash Flow from Financing Activities

Cash provided by financing activities was $28.7 million for the nine months ended September 30, 2016, compared to a use of $27.0 million for the same period of 2015. Cash provided in 2016 reflects long-term borrowings of $187.4 million, consisting of A$100.0 million (US$74.4 million based on June 30, 2016 exchange rates) in the form of an incremental Term A loan, along with additional borrowings of A$152.0 million (US$113.1 million based on June 30, 2016 exchange rates) under the Company’s existing revolving facility, primarily for the PA Acquisition. Repayments of long-term debt of $163.5 million include the repayment of the U.S. Dollar Senior Secured Term Loan A and repayment of the debt assumed in the PA Acquisition. In 2016, we also used $5.0 million for payments related to tax withholding for share-based compensation and paid $0.8 million of debt issuance fees in association with PA Acquisition financing described above. Cash used in 2015 reflects borrowing on our short-term credit facility of $46.2 million, largely to repurchase $51.9 million of our Company's common stock and for payments related to tax withholding for share-based compensation. Also included in 2015 were net repayments of long-term borrowings of $20.1 million and payments of $1.7 million for debt issuance costs associated with debt refinancing.

Credit Facilities and Notes Covenants

As of and for the period ended September 30, 2016, the Company was in compliance with all applicable covenants under the senior secured credit facilities and indenture governing the senior unsecured notes.

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

Foreign Exchange Risk Management

As discussed in Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2015 the Company is exposed to various market risks, including changes in foreign currency exchange rates and interest rate changes. With the PA Acquisition the Company will have a substantial increase in the portion of its business in Australia. For 2015, on a pro forma basis (as if we had acquired the Pelikan Artline on January 1, 2015), approximately 44% of the Company's revenues would be in foreign currencies as compared to 40% before the PA Acquisition. Overall there has been no material change to our Foreign Exchange Risk Management.

Interest Rate Risk Management

There have been no material changes to Interest Rate Risk Management in the quarter ended September 30, 2016 or through the date of this report.

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

(b) Changes in Internal Control over Financial Reporting.

In May 2016, we completed the PA Acquisition, which represented $27.6 million of our consolidated net sales for the quarter ended September 30, 2016. Consolidated assets as of September 30, 2016 were $95.4 million. As the PA Acquisition occurred in the second quarter of 2016, the scope of our evaluation of the effectiveness of internal control over financial reporting does not include Pelikan Artline. This exclusion is in accordance with the SEC's general guidance that an assessment of a recently acquired business may be omitted from our scope in the year of acquisition.

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting, except as mentioned above.

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

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed "Part I, Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2015, except as updated under "Part II, Item 1A. Risk Factors" in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not applicable.

(b) Not applicable.

(c) Common Stock Purchases

The following table provides information about the Company’s purchases of equity securities during the quarter ended September 30, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
July 1, 2016 to July 31, 2016	—	$—	—	$120,571,849
August 1, 2016 to August 31, 2016	—	—	—	120,571,849
September 1, 2016 to September 30, 2016	—	—	—	120,571,849
Total	—	$—	—

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

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows and (v) related notes to those financial statements*

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
Kathleen D. Schnaedter
Senior Vice President, Corporate Controller and Chief Accounting Officer (principal accounting officer)
Date: October 26, 2016

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

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows and (v) related notes to those financial statements*

*	Filed herewith.

**	Furnished herewith.