Form 10-Q
period 2017-03-31
ACCO BRANDS Corp
filed 2017-05-09
CIK 712034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2017

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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of large accelerated filer, accelerated filer smaller reporting company, and emerging growth company in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 4, 2017, the registrant had outstanding 109,550,610 shares of Common Stock.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements included in this Quarterly Report on Form 10-Q are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of invoking these safe harbor provisions. These forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the ACCO Brands Corporation (the "Company"), are generally identifiable by use of the words "will," "believe," "expect," "intend," "anticipate," "estimate," "forecast," "project," "plan," or similar expressions. In particular, our business outlook is based on certain assumptions, which we believe to be reasonable under the circumstances. These include, without limitation, assumptions regarding the timing, costs and synergies expected from the integration of acquisitions, changes in the macro environment, fluctuations in foreign currency rates, changes in the competitive landscape and consumer behavior and the effect of consolidation in the office products industry, as well as other factors described below.

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

Some of the factors that could affect our results or cause plans, actions and results to differ materially from current expectations are detailed in "Part I, Item 1. Business" and "Part I, Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2016, the discussions set forth in "Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations" of this Quarterly Report on Form 10-Q and from time to time in our other Securities and Exchange Commission (the "SEC") filings.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ACCO Brands Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

	March 31, 2017	December 31, 2016
(in millions of dollars)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$118.3	$42.9
Accounts receivable, net	295.1	391.0
Inventories	287.3	210.0
Other current assets	41.0	26.8
Total current assets	741.7	670.7
Total property, plant and equipment	622.6	528.0
Less: accumulated depreciation	(340.1)	(329.6)
Property, plant and equipment, net	282.5	198.4
Deferred income taxes	123.6	27.3
Goodwill	697.4	587.1
Identifiable intangibles, net	834.8	565.7
Other non-current assets	18.1	15.3
Total assets	$2,698.1	$2,064.5
Liabilities and Stockholders' Equity
Current liabilities:
Notes payable	$—	$63.7
Current portion of long-term debt	19.4	4.8
Accounts payable	176.2	135.1
Accrued compensation	36.3	42.8
Accrued customer program liabilities	91.0	94.0
Accrued interest	7.7	1.3
Other current liabilities	80.9	64.7
Total current liabilities	411.5	406.4
Long-term debt, net	1,002.7	627.7
Deferred income taxes	225.6	146.7
Pension and post-retirement benefit obligations	259.0	98.0
Other non-current liabilities	82.1	77.0
Total liabilities	1,980.9	1,355.8
Stockholders' equity:
Common stock	1.1	1.1
Treasury stock	(26.2)	(17.0)
Paid-in capital	2,018.8	2,015.7
Accumulated other comprehensive loss	(409.3)	(419.4)
Accumulated deficit	(867.2)	(871.7)
Total stockholders' equity	717.2	708.7
Total liabilities and stockholders' equity	$2,698.1	$2,064.5

See Notes to Condensed Consolidated Financial Statements (Unaudited).

ACCO Brands Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
(in millions of dollars, except per share data)	2017	2016
Net sales	$359.8	$278.1
Cost of products sold	249.0	195.7
Gross profit	110.8	82.4
Operating costs and expenses:
Advertising, selling, general and administrative expenses	92.0	71.2
Amortization of intangibles	8.0	4.7
Restructuring charges	1.5	—
Total operating costs and expenses	101.5	75.9
Operating income	9.3	6.5
Non-operating expense (income):
Interest expense	9.8	10.7
Interest income	(1.3)	(1.4)
Equity in earnings of joint-venture	—	(1.3)
Other expense, net	0.7	1.1
Income (loss) before income tax	0.1	(2.6)
Income tax benefit	(3.5)	(7.4)
Net income	$3.6	$4.8

Per share:
Basic income per share	$0.03	$0.05
Diluted income per share	$0.03	$0.04

Weighted average number of shares outstanding:
Basic	108.3	106.1
Diluted	112.4	108.2
See Notes to Condensed Consolidated Financial Statements (Unaudited).

ACCO Brands Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended March 31,
(in millions of dollars)	2017	2016
Net income	$3.6	$4.8
Other comprehensive income (loss), net of tax:
Unrealized loss on derivative instruments, net of tax benefit of $0.7 and $1.2, respectively	(1.9)	(2.5)

Foreign currency translation adjustments	12.5	27.4

Recognition of deferred pension and other post-retirement items, net of tax expense (benefit) of $0.1 and $(0.9), respectively	(0.5)	2.4
Other comprehensive income, net of tax	10.1	27.3

Comprehensive income	$13.7	$32.1

See Notes to Condensed Consolidated Financial Statements (Unaudited).

ACCO Brands Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(in millions of dollars)	2017	2016
Operating activities
Net income	$3.6	$4.8
Amortization of inventory step-up	0.9	—
Gain on disposal of assets	—	0.1
Depreciation	9.0	7.8
Amortization of debt issuance costs	1.4	0.7
Amortization of intangibles	8.0	4.7
Stock-based compensation	2.4	3.3
Equity in earnings of joint-venture, net of dividends received	—	(0.9)
Changes in balance sheet items:
Accounts receivable	165.3	153.0
Inventories	(31.2)	(53.0)
Other assets	(0.8)	(9.2)
Accounts payable	(4.3)	2.5
Accrued expenses and other liabilities	(73.4)	(49.1)
Accrued income taxes	(15.5)	(12.2)
Net cash provided by operating activities	65.4	52.5
Investing activities
Additions to property, plant and equipment	(5.2)	(3.9)
Proceeds from the disposition of assets	0.1	—
Cost of acquisitions, net of cash acquired	(292.6)	—
Net cash used by investing activities	(297.7)	(3.9)
Financing activities
Proceeds from long-term borrowings	412.0	—
Repayments of long-term debt	(94.4)	—
Payments for debt issuance costs	(3.4)	—
Payments related to tax withholding for stock-based compensation	(9.2)	(5.0)
Proceeds from the exercise of stock options	1.4	0.3
Net cash provided (used) by financing activities	306.4	(4.7)
Effect of foreign exchange rate changes on cash and cash equivalents	1.3	3.1
Net increase in cash and cash equivalents	75.4	47.0
Cash and cash equivalents
Beginning of the period	42.9	55.4
End of the period	$118.3	$102.4

See Notes to Condensed Consolidated Financial Statements (Unaudited).

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

As used in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, the terms "ACCO Brands," "ACCO," the "Company," "we," "us," and "our" refer to ACCO Brands Corporation and its consolidated subsidiaries.

The management of ACCO Brands Corporation is responsible for the accuracy and internal consistency of the preparation of the condensed consolidated financial statements and notes contained in this Quarterly Report on Form 10-Q.

The condensed consolidated interim financial statements have been prepared pursuant to the rules and regulations of the SEC. Although the Company believes the disclosures are adequate to make the information presented not misleading, certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the U.S. ("GAAP") have been condensed or omitted pursuant to those rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

The Condensed Consolidated Balance Sheet as of March 31, 2017, the related Consolidated Statements of Income and the Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2017 and 2016 and Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016 are unaudited. The December 31, 2016 Condensed Consolidated Balance Sheet data was derived from audited financial statements, but does not include all annual disclosures required by GAAP. The above referenced financial statements included herein were prepared by management on the same basis as the Company's audited consolidated financial statements for the year ended December 31, 2016 and reflect all adjustments (consisting solely of normal recurring items unless otherwise noted) which are, in the opinion of management, necessary for the fair presentation of results of operations and cash flows for the interim periods ended March 31, 2017 and 2016, and the financial position of the Company as of March 31, 2017. Interim results may not be indicative of results for a full year.

On January 31, 2017, the Company completed the acquisition (the "Esselte Acquisition") of Esselte Group Holdings AB ("Esselte"). Accordingly, the results of Esselte are included in the Company's condensed consolidated financial statements and are reported in all three of the Company's segments, from February 1, 2017 forward. See "Note 3. Acquisition" for details on the Esselte Acquisition.

On May 2, 2016, the Company completed the acquisition of Australia Stationery Industries, Inc. (the "PA Acquisition"), which indirectly owned the 50% of the Pelikan Artline joint-venture and the issued capital stock of Pelikan Artline Pty Limited (collectively, "Pelikan Artline") that was not already owned by the Company. Prior to the PA Acquisition, the Pelikan Artline joint-venture was accounted for using the equity method. From the date of the PA Acquisition, May 2, 2016, the results of the Pelikan Artline joint-venture are included in the Company's condensed consolidated financial statements and are reported in the ACCO Brands International segment. Accordingly, we no longer report any joint-venture income.

Effective in the first quarter of 2017, as a result of the Esselte Acquisition, the Company realigned its operating structure, which impacted its determination of its business segments for financial reporting purposes. As a result, the Company no longer reports the results of its Computer Products Group as a separate segment. Prior year amounts included herein have been restated to conform to the current year presentation. See "Note 15. Information on Business Segments" for details on the realigned segments.

The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting periods. Actual results could differ from those estimates.

2. Recent Accounting Pronouncements

In March 2017, the Financial Accounting Standards Board (the "FASB") issued ASU No. 2017-07, "Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-retirement Benefit Cost." The standard requires employers to disaggregate the service cost component from the other components of net benefit cost and disclose the amount of net benefit cost that is included in the income statement or capitalized in assets, by line item. The standard requires employers to report the service cost component in the same line item(s) as other compensation costs and to report other pension-related costs (which include interest costs, amortization of pension-related costs from prior periods, and the gains or losses on plan assets) separately and exclude them from the subtotal of operating income. The standard also allows only the

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

service cost component to be eligible for capitalization when applicable. The guidance requires application on a retrospective basis for the presentation of the service cost component and the other components of net periodic pension cost and net periodic post-retirement benefit cost in the income statement and on a prospective basis for the capitalization of the service cost component of net periodic pension cost and net periodic post-retirement benefit in assets. ASU No. 2017-07 is effective for fiscal years beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted as of the beginning of an annual period for which interim financial statements have not been issued. The Company will adopt ASU 2017-07 at the beginning of its 2018 fiscal year. The adoption of ASU No. 2017-07 is not expected to have a material effect on the Company's net income, but it is expected to have a material effect on its operating income. If the Company uses the practical expedient that permits an employer to use the amounts disclosed in its pension and other retiree benefits footnote, included in our Annual Report on Form 10-K for the year ended December 31, 2016, for the prior comparative periods as the estimation basis for applying the retrospective presentation requirements, the Company's operating income would be reduced by approximately $8 million for 2016.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This new standard will require the recognition, on the balance sheet, of most leases as lease assets (right-of-use assets) and lease liabilities by lessees for those leases classified as operating leases under current GAAP. This new standard also includes increased disclosures to meet the objective of enabling users of financial statements to understand more about the nature of an entity’s leasing activities. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted and adoption of ASU 2016-02 is to be done on a modified retrospective basis. The Company is currently in the process of evaluating the impact of adoption of ASU 2016-02 on the Company’s consolidated financial statements and it currently expects that most of its operating lease commitments will be subject to the new standard and will be recognized as operating lease liabilities and right-of-use assets upon the adoption of ASU 2016-02. It is expected that these changes will be material to the Company's consolidated financial statements. The Company will adopt ASU 2016-02 at the beginning of its 2019 fiscal year.

In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes substantially all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The FASB has subsequently issued the following amendments to ASU 2014-09, which have the same effective date and transition date of January 1, 2018:

•
In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delayed the effective date of the new standard from January 1, 2017 to January 1, 2018. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date.

•
In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations, which clarifies the implementation guidance on principal versus agent considerations.

•
In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies certain aspects of identifying performance obligations and licensing implementation guidance.

•
In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients related to disclosures of remaining performance obligations, as well as other amendments to guidance on collectability, non-cash consideration and the presentation of sales and other similar taxes collected from customers.

•
In December 2016, the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which amends certain narrow aspects of the guidance issued in ASU 2014-09 including guidance related to the disclosure of remaining performance obligations and prior-period performance obligations, as well as other amendments to the guidance on loan guarantee fees, contract costs, refund liabilities, advertising costs and the clarification of certain examples

There are two methods of adoption allowed, either a "full" retrospective adoption or a "modified" retrospective adoption. The Company has not yet decided which implementation method it will adopt. The Company has hired outside consultants to help in the process of evaluating the potential impact of ASU 2014-09 and has been reviewing customer contracts, but it does not expect the adoption of ASU 2014-09 will have a material impact on the Company’s consolidated financial statements in any one annual period. The Company will adopt ASU 2014-09 at the beginning of its 2018 fiscal year.

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Recently Adopted Accounting Standards

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This new standard simplifies the accounting for employee share-based payments and involves several aspects of the accounting for share-based transactions, including the potential timing of expenses, the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company has adopted ASU 2016-09 effective with the first quarter of 2017. The Company has made the allowed accounting policy election to account for forfeitures as they occur, which will affect the timing of stock compensation expense, but not the overall expense. The change in accounting of forfeitures, along with the changes related to how excess tax benefits are recognized, has been done using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the first quarter of 2017, which was not material. An effect of the change was to require recognition of excess tax benefits in our "Consolidated Statements of Income" rather than as a component of equity under the previous standard. For the first quarter of 2017, a tax benefit of $5.3 million was recorded to the Company's income statement.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. This new standard applies to inventory that is measured using first-in, first-out (FIFO) or average cost. An entity should measure inventory within the scope of ASU 2015-11 at the lower of cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. ASU 2015-11 is effective for fiscal years beginning after December 15, 2016. The Company has adopted ASU 2015-11 effective with the first quarter of 2017 and it had an immaterial effect on the Company's consolidated financial statements.

3. Acquisition

On January 31, 2017, ACCO Europe, an indirect wholly-owned subsidiary of the Company, completed the Esselte Acquisition. The Esselte Acquisition was made pursuant to the share purchase agreement, dated October 21, 2016, as amended (the "Purchase Agreement") among ACCO Europe, the Company and an entity controlled by J. W. Childs (the "Seller").

With the acquisition of Esselte, ACCO Brands is a leading European manufacturer and marketer of branded business products. Esselte takes products to market under the Leitz®, Rapid® and Esselte® brands in the storage and organization, stapling and punch, business machines and do-it-yourself tools product categories. The combination improves ACCO Brands’ scale and enhances its position as an industry leader in Europe.

The purchase price paid at closing was €302.9 million (US$326.8 million based on January 31, 2017 exchange rates) and is subject to working capital adjustments, estimated to be a reduction of $0.5 million. The purchase price, net of cash acquired of $34.2 million, was $292.6 million. A portion of the purchase price (€8.1 million (US$8.7 million based on January 31, 2017 exchange rates)) is being held in an escrow account for a period of up to two years after closing as ACCO Europe’s sole recourse against Seller in the event of any claims against Seller under the Purchase Agreement. A warranty and indemnity insurance policy held by the Company and ACCO Europe insures certain of Seller’s contractual obligations to ACCO Europe under the Purchase Agreement for up to €40.0 million (US$43.2 million based on January 31, 2017 exchange rates) for a period of up to seven years, subject to certain deductibles and limitations set forth in the policy.

The Esselte Acquisition and related expenses were funded through a term loan of €300.0 million (US$320.8 million based on January 27, 2017 exchange rates) and cash on hand, see "Note 4. Long-term Debt and Short-term Borrowings" for details.

For accounting purposes, the Company is the acquiring enterprise. The Esselte Acquisition is being accounted for as a purchase business combination and Esselte's results are included in the Company’s condensed consolidated financial statements from February 1, 2017 forward.

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The following table presents the preliminary allocation of the consideration given to the fair values of the assets acquired and liabilities assumed at the date of acquisition.

(in millions of dollars)	At January 31, 2017
Calculation of Goodwill:
Purchase price, net of working capital adjustments	$326.3

Plus fair value of liabilities assumed:
Accounts payable and accrued liabilities	124.1
Deferred tax liabilities	85.6
Pension obligations	171.4
Other non-current liabilities	2.6
Fair value of liabilities assumed	$383.7

Less fair value of assets acquired:
Cash acquired	34.2
Accounts receivable	60.3
Inventory	41.9
Property, plant and equipment	84.7
Identifiable intangibles	274.0
Deferred tax assets	95.9
Other assets	11.2
Fair value of assets acquired	$602.2

Goodwill	$107.8

We are continuing our review of our fair value estimate of assets acquired and liabilities assumed during the measurement period, which will conclude as soon as we receive the information we are seeking about facts and circumstances that existed as of the acquisition date or learn that more information is not available. This measurement period will not exceed one year from the acquisition date. The excess of the purchase price over the fair value of net assets acquired is allocated to goodwill. The goodwill of $107.8 million is primarily attributable to synergies expected to be realized from facility integration, headcount reduction and other operational streamlining activities, and from the existence of an assembled workforce.

The final determination of the purchase price, fair values and resulting goodwill may differ significantly from what is reflected in these condensed consolidated financial statements.

Our fair value estimate of assets acquired and liabilities assumed is pending the completion of several elements, including the finalization of an independent appraisal and valuations of the fair value of the assets acquired and liabilities assumed and final review by our management. The primary areas that are not yet finalized relate to net working capital, intangible assets, property, plant and equipment, contingent liabilities and income taxes. Accordingly, there could be material adjustments to our condensed consolidated financial statements, including changes in our amortization and depreciation expense related to the valuation of intangible assets and property and equipment acquired and their respective useful lives, among other adjustments.

Transaction costs related to the Esselte Acquisition of $2.1 million and $9.2 million were incurred during the three months ended March 31, 2017 and the year ended December 31, 2016, respectively, and were reported as advertising, selling, general and administrative expenses.

Unaudited Pro Forma Consolidated Results

The accounting literature establishes guidelines regarding, and requires the presentation of, the following unaudited pro forma information. Therefore, the unaudited pro forma information presented below is not intended to represent, nor do we believe

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

it is indicative of, the consolidated results of operations of the Company that would have been reported had the Esselte Acquisition been completed on January 1, 2016. Furthermore, the unaudited pro forma information does not give effect to the anticipated synergies or other anticipated benefits of the Esselte Acquisition.

Had the Esselte Acquisition occurred on January 1, 2016, unaudited pro forma consolidated results for the three month periods ending March 31, 2017 and 2016 would have been as follows:

	Three Months Ended March 31,
(in millions of dollar, except per share data)	2017	2016
Net sales	$395.8	$382.8
Net income (loss)	9.8	(8.0)
Net income (loss) per common share (diluted)	$0.09	$(0.08)

The pro forma amounts are based on the Company's historical results of operations and the historical results of operations for the acquired Esselte business, which have been translated at the average foreign exchange rates for the presented periods. The pro forma results of operations have been adjusted for amortization of finite-lived intangibles, and other charges related to acquisition accounting. The pro forma results of operations for the three months ended March 31, 2016 have also been adjusted to include transaction costs related to the Esselte Acquisition of $11.3 million, amortization of the purchase accounting step-up in inventory cost of $0.9 million and financing-related costs.

4. Long-term Debt and Short-term Borrowings

Notes payable and long-term debt, listed in order of their security interests, consisted of the following as of March 31, 2017 and December 31, 2016:

(in millions of dollars)	March 31, 2017	December 31, 2016
Euro Senior Secured Term Loan A, due January 2022 (floating interest rate of 2.00% at March 31, 2017)	$320.6	$—
U.S. Dollar Senior Secured Term Loan A, due April 2020 (floating interest rate of 2.27% at December 31, 2016)	—	81.0
Australian Dollar Senior Secured Term Loan A, due January 2022 (floating interest rate of 3.83% at March 31, 2017)	61.2	—
Australian Dollar Senior Secured Term Loan A, due April 2020 (floating interest rate of 3.25% at December 31, 2016)	—	70.3
U.S. Dollar Senior Secured Revolving Credit Facility, due January 2022 (floating interest rate of 3.09% at March 31, 2017)	155.1	—
U.S. Dollar Senior Secured Revolving Credit Facility, due April 2020 (floating interest rate of 2.59% at December 31, 2016)	—	63.7
Australian Dollar Senior Secured Revolving Credit Facility, due January 2022 (floating interest rate of 3.83% at March 31, 2017)	92.6	—
Australian Dollar Senior Secured Revolving Credit Facility, due April 2020 (floating interest rate of 3.27% at December 31, 2016)	—	87.9
Senior Unsecured Notes, due December 2024 (fixed interest rate of 5.25%)	400.0	400.0
Other borrowings	0.5	0.6
Total debt	1,030.0	703.5
Less:
Current portion	19.4	68.5
Debt issuance costs, unamortized	7.9	7.3
Long-term debt, net	$1,002.7	$627.7

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

The 2017 Credit Agreement provides for a five-year senior secured credit facility, which consists of a €300.0 million (US$320.8 million based on January 27, 2017 exchange rates) term loan facility (the "Euro Term Loan A"), a A$80.0 million (US$60.4 million based on January 27, 2017 exchange rates) term loan facility (the "AUD Term Loan A") and together with the Euro Term Loan A (the "2017 Term A Loan Facility"), and a US$400.0 million multi-currency revolving credit facility (the "2017 Revolving Facility").

Maturity and amortization

Borrowings under the 2017 Revolving Facility and the 2017 Term A Loan Facility mature on January 27, 2022. Amounts under the 2017 Revolving Facility are non-amortizing. Beginning June 30, 2017, the outstanding principal amounts under the 2017 Term A Loan Facility will be payable in quarterly installments in an amount representing, on an annual basis, 5.0% of the initial aggregate principal amount of such loan facility and increasing to 12.5% on an annual basis by June 30, 2020.

Interest rates

Amounts outstanding under the 2017 Credit Agreement will bear interest at a rate per annum equal to the Euro Rate with a 0% floor, the Australian BBSR Rate, the Canadian BA Rate or the Base Rate, as applicable and as each such rate is defined in the 2017 Credit Agreement, plus an "applicable rate." For the first fiscal quarter of 2017, the applicable rate was 2.00% per annum for Euro and Australian and Canadian dollar denominated loans, and 1.00% per annum for Base Rate loans. Thereafter, the applicable rate applied to outstanding Euro and Australian and Canadian dollar denominated loans and Base Rate loans will be based on the Company’s Consolidated Leverage Ratio (as defined in the 2017 Credit Agreement) as follows:

Consolidated Leverage Ratio	Applicable Rate on Euro/AUD/CDN Dollar Loans	Applicable Rate on Base Rate Loans
> 4.00 to 1.00	2.50%	1.50%
≤ 4.00 to 1.00 and > 3.50 to 1.00	2.25%	1.25%
≤ 3.50 to 1.00 and > 3.00 to 1.00	2.00%	1.00%
≤ 3.00 to 1.00 and > 2.00 to 1.00	1.50%	0.50%
≤ 2.00 to 1.00	1.25%	0.25%

Undrawn amounts under the 2017 Revolving Facility are subject to a commitment fee rate of 0.25% to 0.40% per annum, depending on the Company’s Consolidated Leverage Ratio. As of March 31, 2017, the commitment fee rate was 0.35%.

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

Dividends and share repurchases

Under the 2017 Credit Agreement, the Company may pay dividends and/or repurchase shares in an aggregate amount not to exceed the sum of: (i) the greater of $30.0 million and 1.00% of the Company’s Consolidated Total Assets (as defined in the 2017

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Credit Agreement); plus (ii) an additional amount not to exceed $75.0 million any fiscal year (provided the Company’s Consolidated Leverage Ratio after giving pro forma effect to the restricted payment would be greater than 2.50:1.00 and less than or equal to 3.75:1.00); plus (iii) an additional amount so long as the Consolidated Leverage Ratio after giving pro forma effect to the restricted payment would be less than or equal to 2.50:1.00; plus (iv) any Net Equity Proceeds (as defined in the 2017 Credit Agreement).

Financial Covenants

The Company’s Consolidated Leverage Ratio as of the end of any fiscal quarter may not exceed 3.75:1.00; provided that following the consummation of a Material Acquisition (as defined in the 2017 Credit Agreement), and as of the end of the fiscal quarter in which such Material Acquisition occurred and as of the end of the three fiscal quarters thereafter, the maximum Consolidated Leverage Ratio level above will increase by 0.50:1.00, provided that no more than one such increase can be in effect at any time. The Esselte Acquisition qualified as a Material Acquisition under the 2017 Credit Agreement.

The 2017 Credit Agreement requires the Company to maintain a Consolidated Fixed Charge Coverage Ratio (as defined in the 2017 Credit Agreement) as of the end of any fiscal quarter at or above 1.25 to 1.00.

Other Covenants and Restrictions

The 2017 Credit Agreement contains customary affirmative and negative covenants as well as events of default, including payment defaults, breach of representations and warranties, covenant defaults, cross-defaults, certain bankruptcy or insolvency events, certain ERISA-related events, changes in control or ownership and invalidity of any loan document. The 2017 Credit Agreement also establishes limitations on the aggregate amount of Permitted Acquisitions and Investments (each as defined in the 2017 Credit Agreement) that the Company and its subsidiaries may make during the term of the 2017 Credit Agreement.

As of and for the periods ended March 31, 2017 and December 31, 2016, the Company was in compliance with all applicable loan covenants.

Guarantees and Security

Generally, obligations under the 2017 Credit Agreement are guaranteed by certain of the Company’s existing and future subsidiaries, and are secured by substantially all of the Company’s and certain guarantor subsidiaries’ assets, subject to certain exclusions and limitations.

Incremental facilities

The 2017 Credit Agreement permits the Company to seek increases in the size of the 2017 Revolving Facility and the 2017 Term A Facility prior to maturity by up to $500.0 million in the aggregate, subject to lender commitment and the conditions set forth in the 2017 Credit Agreement.

As of March 31, 2017, there were $247.7 million in borrowings under the 2017 Revolving Facility. The amount available for borrowings was $141.0 million (allowing for $11.3 million of letters of credit outstanding on that date).

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

5. Pension and Other Retiree Benefits

The components of net periodic benefit (income) cost for pension and post-retirement plans for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended March 31,
	Pension Benefits				Post-retirement
	U.S.		International
(in millions of dollars)	2017	2016	2017	2016	2017	2016
Service cost	$0.3	$0.3	$0.3	$0.2	$—	$—
Interest cost	1.8	1.8	2.9	2.7	—	0.1
Expected return on plan assets	(3.1)	(3.0)	(4.9)	(4.6)	—	—
Amortization of net loss (gain)	0.5	0.5	0.7	0.6	(0.1)	(0.1)
Amortization of prior service cost	0.1	0.1	—	—	—	—
Net periodic benefit (income) cost	$(0.4)	$(0.3)	$(1.0)	$(1.1)	$(0.1)	$—

We expect to contribute approximately $19.4 million to our defined benefit plans in 2017, which includes approximately $8.4 million for Esselte. For the three months ended March 31, 2017, we have contributed $6.8 million to these plans.

The Esselte Acquisition added $171.4 million in pension obligations, as of the Esselte Acquisition date. The obligations under the acquired German pension plan represent $133.7 million of this amount. German pension law does not require pre-funding of pension obligations and thus the plan is not funded.

6. Stock-Based Compensation

The following table summarizes our stock-based compensation expense (including stock options, restricted stock units ("RSUs") and performance stock units ("PSUs")) for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
(in millions of dollars)	2017	2016
Stock option compensation expense	$0.6	$0.9
RSU compensation expense	1.0	1.0
PSU compensation expense	0.8	1.4
Total stock-based compensation expense	$2.4	$3.3

We generally recognize compensation expense for stock-based awards ratably over the vesting period. During the first quarter of 2017, the Company's Board of Directors approved a stock compensation grant, which consisted of 745,772 stock options, 369,097 RSUs and 706,732 PSUs.

The following table summarizes our unrecognized compensation expense and the weighted-average period over which the expense will be recognized as of March 31, 2017:

	March 31, 2017
	Unrecognized	Weighted Average
	Compensation	Years Expense To Be
(in millions of dollars, except weighted average years)	Expense	Recognized Over
Stock options	$4.6	2.2
RSUs	$7.8	2.4
PSUs	$17.0	2.1

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

7. Inventories

Inventories are stated at the lower of cost or net realizable value. The components of inventories were as follows:

(in millions of dollars)	March 31, 2017	December 31, 2016
Raw materials	$45.9	$30.3
Work in process	4.0	3.0
Finished goods	237.4	176.7
Total inventories	$287.3	$210.0

8. Goodwill and Identifiable Intangible Assets

Goodwill

As more fully described in the Company’s 2016 Annual Report on Form 10-K, we test goodwill for impairment at least annually and on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. The Company performed this annual assessment, on a qualitative basis, as allowed by GAAP, in the second quarter of 2016 and concluded that no impairment existed.

Effective in the first quarter of 2017, as a result of the Esselte Acquisition, the Company realigned its operating structure, which impacted its determination of its business segments for financial reporting purposes. As a result, the Company no longer reports the results of its Computer Products Group as a separate segment. See "Note 15. Information on Business Segments" for further details on the realigned segments. The Company's three realigned segments are as follows:

Operating Segment	Geography
ACCO Brands North America	United States and Canada
ACCO Brands EMEA	Europe, Middle East and Africa
ACCO Brands International	Australia, Latin America and Asia-Pacific

Goodwill was re-allocated between the realigned segments based on their relative fair values. There were no impairment charges recognized as a result of this change.

We have recast our reportable segments for the period presented below to reflect this change.

Changes in the net carrying amount of goodwill by segment were as follows:

(in millions of dollars)	ACCO Brands North America	ACCO Brands EMEA	ACCO Brands International	Total

Balance at December 31, 2016	$380.7	$39.5	$166.9	$587.1
Esselte Acquisition	(3.5)	112.7	(1.4)	107.8
Translation	—	2.5	—	2.5
Balance at March 31, 2017	$377.2	$154.7	$165.5	$697.4

The goodwill balance includes $215.1 million of accumulated impairment losses, which occurred prior to December 31, 2016.

Goodwill has been recorded on our balance sheet related to the Esselte Acquisition and represents the excess of the cost of the Esselte Acquisition when compared to the fair value estimate of the net assets acquired on January 31, 2017 (the date of the Esselte Acquisition). See "Note 3. Acquisition," for details on the preliminary calculation of the goodwill acquired in the Esselte Acquisition.

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Identifiable Intangible Assets

The identifiable intangible assets of $274.0 million acquired in the Esselte Acquisition include amortizable customer relationships, indefinite lived and amortizable trade names and patents, which have been recorded at their preliminary estimated fair values. We are continuing our review of our fair value estimate of assets acquired and liabilities assumed during the measurement period, which will conclude as soon as we receive the information we are seeking about facts and circumstances that existed as of the acquisition date, or learn that more information is not available. The fair value of the trade names and patents was determined using the relief from royalty method, which is based on the present value of royalty fees derived from projected revenues. The fair value of the customer relationships was determined using the multi-period excess earnings method which is based on the present value of the projected after-tax cash flows.

Amortizable customer relationships, trade names and patents are expected to be amortized over lives ranging from 10 to 30 years from the Esselte Acquisition date of January 31, 2017. The customer relationships will be amortized on an accelerated basis. The preliminary allocations of the acquired identifiable intangibles acquired in the Esselte Acquisition are as follows:

(in millions of dollars)	Fair Value	Remaining Useful Life Ranges
Trade name - indefinite lived	$117.0	Indefinite
Trade names - amortizable	52.0	15-30 Years
Customer relationships	100.4	15 Years
Patents	4.6	10 Years
Total identifiable intangibles acquired	$274.0

The gross carrying value and accumulated amortization by class of identifiable intangible assets as of March 31, 2017 and December 31, 2016 were as follows:

	March 31, 2017				December 31, 2016
(in millions of dollars)	Gross Carrying Amounts	Accumulated Amortization		Net Book Value	Gross Carrying Amounts	Accumulated Amortization		Net Book Value
Indefinite-lived intangible assets:
Trade names	$601.7	$(44.5)	(1)	$557.2	$483.3	$(44.5)	(1)	$438.8
Amortizable intangible assets:
Trade names	174.3	(51.3)		123.0	121.2	(48.8)		72.4
Customer and contractual relationships	229.2	(79.8)		149.4	127.5	(73.8)		53.7
Patents	5.3	(0.1)		5.2	0.8	—		0.8
Subtotal	408.8	(131.2)		277.6	249.5	(122.6)		126.9
Total identifiable intangibles	$1,010.5	$(175.7)		$834.8	$732.8	$(167.1)		$565.7

(1)	Accumulated amortization prior to the adoption of authoritative guidance on goodwill and indefinite-lived intangible assets, at which time further amortization ceased.

The Company’s intangible amortization expense was $8.0 million and $4.7 million for the three months ended March 31, 2017 and 2016, respectively.

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Estimated amortization expense for amortizable intangible assets as of March 31, 2017 for the current year and the next five years are as follows:

(in millions of dollars)	2017	2018	2019	2020	2021	2022
Estimated amortization expense(2)	$33.6	$31.5	$28.2	$24.8	$21.5	$18.1

(2)
Actual amounts of amortization expense may differ from estimated amounts due to changes in foreign currency exchange rates, additional intangible asset acquisitions, impairment of intangible assets, accelerated amortization of intangible assets and other events.

We test indefinite-lived intangibles for impairment at least annually and on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. We performed this annual assessment, on a qualitative basis, as allowed by GAAP, for the majority of indefinite-lived trade names in the second quarter of 2016 and concluded that no impairment existed. For two of our indefinite-lived trade names that are not substantially above their carrying values, Mead® and Hilroy®, we performed quantitative tests (Step 1) in the second quarter of 2016. The following long-term growth rates and discount rates were used, 1.5% and 10.0% for Mead® and 1.5% and 10.5% for Hilroy®, respectively. We concluded that neither Mead® nor Hilroy® was impaired.

In the fourth quarter of 2015 we performed a quantitative test, as we identified the recession in Brazil as a triggering event related to our trade name, Tilibra®, primarily used in Brazil. While we concluded that no impairment existed, the trade name's fair value has been significantly reduced. Key financial assumptions utilized to determine the fair value of Tilibra® included a long-term growth rate of 6.5% and a 14.5% discount rate. In 2016, the Tilibra® trade name performed in line with the forecast used in the fourth quarter of 2015 quantitative test; however, the economic conditions in Brazil could deteriorate further triggering additional future reviews.

The fair values of Mead®, Tilibra® and Hilroy® trade names were less than 30% above their carrying values as of their last quantitative tests (Step 1). As of March 31, 2017 the carrying values of those trade names were as follows: Mead® ($113.3 million), Tilibra® ($65.4 million) and Hilroy® ($12.0 million).

9. Restructuring

During the first quarter of 2017, the Company recorded restructuring expenses of $1.5 million, primarily related to the change in the operating structure associated with our former Computer Products Group segment.

Subsequent to the March 31, 2017 balance sheet date, additional restructuring initiatives were approved that have not been reflected in these financial statements. These initiatives approximate $1.5 million and are primarily related to headcount reductions associated with the Esselte business which was acquired on January 31, 2017.

During 2016, the Company initiated cost savings plans related to the consolidation and integration of the recently acquired Pelikan Artline business into the Company's existing Australian and New Zealand business. In addition, the Company initiated additional cost savings plans to further enhance its North American operations.

The summary of the activity in the restructuring accounts for the three months ended March 31, 2017 was as follows:

(in millions of dollars)	Balance at December 31, 2016	Provision	Cash Expenditures	Esselte Acquisition	Balance at March 31, 2017
Employee termination costs	$1.4	$1.3	$(0.4)	$1.4	$3.7
Termination of lease agreements	0.1	0.2	(0.1)	2.0	2.2
Other	—	—	(0.1)	0.1	—
Total restructuring liability	$1.5	$1.5	$(0.6)	$3.5	$5.9

We expect the remaining $3.7 million of employee termination costs to be substantially paid in the next twelve months.

We expect the remaining $2.2 million of lease termination costs to be substantially paid in the next twenty-eight months.

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The summary of the activity in the restructuring accounts for the three months ended March 31, 2016 was as follows:

(in millions of dollars)	Balance at December 31, 2015	Provision	Cash Expenditures	Esselte Acquisition	Balance at March 31, 2016
Employee termination costs	$0.9	$—	$(0.4)	$—	$0.5
Termination of lease agreements	0.1	—	(0.1)	—	—
Total restructuring liability	$1.0	$—	$(0.5)	$—	$0.5

10. Income Taxes

The reconciliation of income taxes for the three month periods ended March 31, 2017 and 2016, computed at the U.S. federal statutory income tax rate, compared to our effective income tax rate, was as follows:

	Three Months Ended March 31,
(in millions of dollars)	2017	2016
Income tax benefit computed at U.S. statutory income tax rate (35%)	$—	$(0.9)
Interest on Brazilian Tax Assessment	0.7	0.6
Realized foreign exchange net loss on intercompany loans	—	(7.4)
Excess tax benefit from stock-based compensation	(5.3)	—
Miscellaneous	1.1	0.3
Income tax benefit as reported	$(3.5)	$(7.4)
Effective tax rate	NM	NM

For the three months ended March 31, 2017, we recorded an income tax benefit of $3.5 million on income before taxes of $0.1 million. The low effective tax rate for the three months ended March 31, 2017 was primarily due to the excess tax benefit of $5.3 million from the realization of stock-based compensation related tax deductions, associated with the adoption of ASU No. 2016-09. See "Note 2. Recent Accounting Pronouncements" for details on the adoption of this new standard.

For the three months ended March 31, 2016, we recorded an income tax benefit of $7.4 million on a loss before taxes of $2.6 million. The high effective tax rate in 2016 was due to a tax loss on foreign exchange on the repayment of an intercompany loan, for which the pre-tax effect was recorded in equity.

The U.S. federal statute of limitations remains open for the year 2013 and forward. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from 2 to 5 years. Years still open to examination by foreign tax authorities in major jurisdictions include Australia (2012 forward), Brazil (2011 forward), Canada (2008 forward), Germany (2010 forward), Sweden (2010 forward) and the U.K. (2015 forward). We are currently under examination in certain foreign jurisdictions.

The Esselte Acquisition added $85.6 million in additional deferred tax liabilities and $95.9 million in additional deferred tax assets, as of the Esselte Acquisition date.

Income Tax Assessment

In connection with our May 1, 2012 acquisition of the Mead Consumer and Office Products Business ("Mead C&OP"), we assumed all of the tax liabilities for the acquired foreign operations including Tilibra Produtos de Papelaria Ltda. ("Tilibra"). In December of 2012, the Federal Revenue Department of the Ministry of Finance of Brazil ("FRD") issued a tax assessment (the "Brazilian Tax Assessment") against Tilibra, which challenged the tax deduction of goodwill from Tilibra's taxable income for the year 2007. A second assessment challenging the deduction of goodwill from Tilibra's taxable income for the years 2008, 2009 and 2010 was issued by FRD in October 2013.

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

Because there is no settled legal precedent on which to base a definitive opinion as to whether we will ultimately prevail, we consider the outcome of this dispute to be uncertain. Since it is not more likely than not that we will prevail, in 2012, we recorded a reserve in the amount of $44.5 million (at December 31, 2012 exchange rates) in consideration of this contingency, of which $43.3 million was recorded as an adjustment to the purchase price and which included the 2007-2012 tax years plus penalties and interest through December 2012. Included in this reserve is an assumption of penalties at 75%, which is the standard penalty. While there is a possibility that a penalty of 150% could be imposed, based on the facts in our case and existing precedent, we believe the likelihood of a 150% penalty being imposed is not more likely than not. In the meantime, we will continue to actively monitor administrative and judicial court decisions and evaluate their impact, if any, on our legal assessment of the ultimate outcome of our case. In addition, we will continue to accrue interest related to this contingency until such time as the outcome is known or until evidence is presented that we are more likely than not to prevail. During the three months ended March 31, 2017 and 2016 we accrued additional interest as a charge to current income tax expense of $0.7 million and $0.6 million, respectively. At current exchange rates, our accrual through March 31, 2017, including tax, penalties and interest is $39.3 million.

11. Earnings per Share

Total outstanding shares as of March 31, 2017 and 2016 were 109.5 million and 107.0 million, respectively. For the three months ended March 31, 2017 and 2016, we acquired 0.7 million and 0.7 million shares, respectively, of treasury shares related to tax withholding for share-based compensation. The calculation of basic earnings per common share is based on the weighted average number of common shares outstanding in the year, or period, over which they were outstanding. Our calculation of diluted earnings per common share assumes that any common shares outstanding were increased by shares that would be issued upon exercise of those stock units for which the average market price for the period exceeds the exercise price less the shares that could have been purchased by the Company with the related proceeds, including compensation expense measured but not yet recognized.

	Three Months Ended March 31,
(in millions)	2017	2016
Weighted-average number of common shares outstanding — basic	108.3	106.1
Stock options	1.5	0.1
Stock-settled stock appreciation rights	—	0.1
Restricted stock units	2.6	1.9
Adjusted weighted-average shares and assumed conversions — diluted	112.4	108.2

Awards of potentially dilutive shares of common stock, which have exercise prices that were higher than the average market price during the period, are not included in the computation of dilutive earnings per share as their effect would have been anti-dilutive. For the three months ended March 31, 2017 and 2016 these shares were approximately 2.3 million and 7.1 million, respectively.

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

Forward Currency Contracts

We enter into forward foreign currency contracts with third parties to reduce the effect of fluctuating foreign currencies, primarily on foreign denominated inventory purchases and intercompany loans. The majority of the Company’s exposure to local currency movements is in Europe (both the Euro and the British pound), Australia, Canada, Brazil, Mexico and Japan.

Forward currency contracts are used to hedge foreign denominated inventory purchases for Europe, Australia, Canada and Japan and are designated as cash flow hedges. Unrealized gains and losses on these contracts for inventory purchases are deferred in other comprehensive income (loss) until the contracts are settled and the underlying hedged transactions are recognized, at which time the deferred gains or losses will be reported in the "Cost of products sold" line in the "Consolidated Statements of Income." As of March 31, 2017 and December 31, 2016, we had cash-flow-designated foreign exchange contracts outstanding with a U.S. dollar equivalent notional value of $92.6 million and $76.5 million, respectively.

Forward currency contracts used to hedge foreign denominated intercompany loans are not designated as hedging instruments. Gains and losses on these derivative instruments are recognized within "Other expense, net" in the "Consolidated Statements of Income" and are largely offset by the change in the current translated value of the hedged item. In the first of quarter of 2016, we also took out a forward currency contract to hedge an expected intercompany dividend, which also was not designated as a hedging instrument. The periods of the forward foreign exchange contracts correspond to the periods of the hedged transactions, and do not extend beyond March 2018. As of March 31, 2017 and December 31, 2016, we had undesignated foreign exchange contracts outstanding with a U.S. dollar equivalent notional value of $48.3 million and $52.1 million, respectively.

The following table summarizes the fair value of our derivative financial instruments as of March 31, 2017 and December 31, 2016:

	Fair Value of Derivative Instruments
	Derivative Assets			Derivative Liabilities
(in millions of dollars)	Balance Sheet Location	March 31, 2017	December 31, 2016	Balance Sheet Location	March 31, 2017	December 31, 2016
Derivatives designated as hedging instruments:
Foreign exchange contracts	Other current assets	$1.3	$4.0	Other current liabilities	$0.4	$—
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current assets	0.3	0.4	Other current liabilities	0.2	0.3
Total derivatives		$1.6	$4.4		$0.6	$0.3

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The following tables summarize the pre-tax effect of our derivative financial instruments on the condensed consolidated financial statements for the three months ended March 31, 2017 and 2016:

	The Effect of Derivative Instruments in Cash Flow Hedging Relationships on the Condensed Consolidated Financial Statements
	Amount of Gain (Loss) Recognized in OCI (Effective Portion)		Location of (Gain) Loss Reclassified from OCI to Income	Amount of (Gain) Loss Reclassified from AOCI to Income (Effective Portion)
	Three Months Ended March 31,			Three Months Ended March 31,
(in millions of dollars)	2017	2016		2017	2016
Cash flow hedges:
Foreign exchange contracts	$(1.5)	$(3.0)	Cost of products sold	$(1.1)	$(0.7)

	The Effect of Derivatives Not Designated as Hedging Instruments on the Condensed Consolidated Statements of Operations
	Location of (Gain) Loss Recognized in Income on Derivatives	Amount of (Gain) Loss Recognized in Income
		Three Months Ended March 31,
(in millions of dollars)		2017	2016
Foreign exchange contracts	Other expense, net	$(0.8)	$0.6

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

We have determined that our financial assets and liabilities are Level 2 in the fair value hierarchy. The following table sets forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2017 and December 31, 2016:

(in millions of dollars)	March 31, 2017	December 31, 2016
Assets:
Forward currency contracts	$1.6	$4.4
Liabilities:
Forward currency contracts	$0.6	$0.3

Our forward currency contracts are included in "Other current assets" or "Other current liabilities" and mature within 12 months. The forward foreign currency exchange contracts are primarily valued based on the foreign currency spot and forward rates quoted by the banks or foreign currency dealers. As such, these derivative instruments are classified within Level 2.

The fair values of cash and cash equivalents, notes payable to banks, accounts receivable and accounts payable approximate carrying amounts due principally to their short maturities. The carrying amount of total debt was $1,030.0 million and $703.5 million and the estimated fair value of total debt was $1,033.0 million and $708.4 million at March 31, 2017 and December 31,

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

2016, respectively. The fair values are determined from quoted market prices, where available, and from investment bankers using current interest rates considering credit ratings and the remaining time to maturity.

14. Accumulated Other Comprehensive Income (Loss)

Comprehensive income is defined as net income (loss) and other changes in stockholders’ equity from transactions and other events from sources other than stockholders. The components of, and changes in, accumulated other comprehensive income (loss), net of tax were as follows:

(in millions of dollars)	Derivative Financial Instruments	Foreign Currency Adjustments	Unrecognized Pension and Other Post-retirement Benefit Costs	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2016	$2.5	$(285.9)	$(136.0)	$(419.4)
Other comprehensive income (loss) before reclassifications, net of tax	(1.2)	12.5	(1.4)	9.9
Amounts reclassified from accumulated other comprehensive income, net of tax	(0.7)	—	0.9	0.2
Balance at March 31, 2017	$0.6	$(273.4)	$(136.5)	$(409.3)

The reclassifications out of accumulated other comprehensive income (loss) for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended March 31,
	2017	2016
(in millions of dollars)	Amount Reclassified from Accumulated Other Comprehensive Income		Location on Income Statement
Details about Accumulated Other Comprehensive Income Components
Gain on cash flow hedges:
Foreign exchange contracts	$1.1	$0.7	Cost of products sold
Tax expense	(0.4)	(0.2)	Income tax benefit
Net of tax	$0.7	$0.5
Defined benefit plan items:
Amortization of actuarial loss	$(1.1)	$(1.0)	(1)
Amortization of prior service cost	(0.1)	(0.1)	(1)
Total before tax	(1.2)	(1.1)
Tax benefit	0.3	0.4	Income tax benefit
Net of tax	$(0.9)	$(0.7)

Total reclassifications for the period, net of tax	$(0.2)	$(0.2)

(1)
These accumulated other comprehensive income components are included in the computation of net periodic benefit cost for pension and post-retirement plans (See "Note 5. Pension and Other Retiree Benefits" for additional details).

15. Information on Business Segments

Effective in the first quarter of 2017, as a result of the Esselte Acquisition, the Company realigned its operating structure, which impacted its determination of its business segments for financial reporting purposes. The Company has three operating business segments that now comprise regional geographic markets, and as a result, the Company no longer reports the results of its Computer Products Group as a separate segment. Results of the former Computer Products Group segment are reflected in the appropriate geographic segment based on the region in which sales are made. The Company's three realigned segments are as follows:

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Operating Segment	Geography
ACCO Brands North America	United States and Canada
ACCO Brands EMEA	Europe, Middle East and Africa
ACCO Brands International	Australia, Latin America and Asia-Pacific

We have recast our reportable segments for each of the periods presented to reflect this change.

Each of the Company's three business segments design, market, source, manufacture and sell business and academic products and computer accessories. The Company uses name brands such as Artline®, AT-A-GLANCE®, Derwent®, Esselte®, Five Star®, GBC®, Hilroy®, Kensington®, Leitz®, Marbig®, Mead®, NOBO®, Quartet®, Rapid®, Rexel®, Swingline®, Tilibra®, Wilson Jones® and many others. Products and brands are not confined to one channel or product category and are sold based on end-user preference in each geographic region.

Our business products include stapling, punching, organizational products, desktop accessories, binding and laminating equipment and related consumable supplies, shredders and whiteboards. Our academic products include notebooks, folders, calendars and stationery products. Our computer accessories primarily include security products, input devices such as presenters, mice and trackballs, ergonomic aids such as foot and wrist rests, docking stations, and other PC and tablet accessories.

Our customers are primarily large global and regional resellers of our products including traditional office supply resellers and wholesalers, mass merchandisers, other retailers, on-line retailers, information technology value-added resellers and original equipment manufacturers, among others. We also sell directly to the consumer.

Net sales by business segment for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended March 31,
(in millions of dollars)	2017	2016
ACCO Brands North America	$174.9	$179.3
ACCO Brands EMEA	96.5	38.9
ACCO Brands International	88.4	59.9
Net sales	$359.8	$278.1

Operating income by business segment for the three months ended March 31, 2017 and 2016 was as follows:

	Three Months Ended March 31,
(in millions of dollars)	2017	2016
ACCO Brands North America	$6.6	$10.0
ACCO Brands EMEA	4.8	0.2
ACCO Brands International	10.1	5.6
Segment operating income	21.5	15.8
Corporate	(12.2)	(9.3)
Operating income(1)	9.3	6.5
Interest expense	9.8	10.7
Interest income	(1.3)	(1.4)
Equity in earnings of joint-venture	—	(1.3)
Other expense, net	0.7	1.1
Income (loss) before income tax	$0.1	$(2.6)

(1)
Operating income as presented in the segment table above is defined as i) net sales; ii) less cost of products sold; iii) less advertising, selling, general and administrative expenses; iv) less amortization of intangibles; and v) less restructuring charges.

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The following table presents the measure of segment assets used by the Company’s chief operating decision maker.

(in millions of dollars)	March 31, 2017	December 31, 2016
ACCO Brands North America(2)	$380.0	$404.3
ACCO Brands EMEA(2)	270.9	104.0
ACCO Brands International(2)	261.1	323.4
Total segment assets	912.0	831.7
Unallocated assets	1,784.5	1,232.0
Corporate(2)	1.6	0.8
Total assets	$2,698.1	$2,064.5

(2)
Represents total assets, excluding: goodwill and identifiable intangibles resulting from business acquisitions, intercompany balances, cash, deferred taxes, prepaid pension assets, prepaid debt issuance costs and joint-ventures accounted for on an equity basis.

As a supplement to the presentation of segment assets presented above, the table below presents segment assets, including the allocation of identifiable intangible assets and goodwill resulting from business combinations.

(in millions of dollars)	March 31, 2017	December 31, 2016
ACCO Brands North America(3)	$1,181.4	$1,206.8
ACCO Brands EMEA(3)	698.6	155.2
ACCO Brands International(3)	564.2	622.5
Total segment assets	2,444.2	1,984.5
Unallocated assets	252.3	79.2
Corporate(3)	1.6	0.8
Total assets	$2,698.1	$2,064.5

(3)	Represents total assets, excluding: intercompany balances, cash, deferred taxes, prepaid pension assets, and prepaid debt issuance costs.

16. Joint-Venture Investment

Summarized below is the financial information for the Pelikan Artline joint-venture, in which we owned a 50% non-controlling interest, through May 1, 2016, which was accounted for using the equity method. Accordingly, we recorded our proportionate share of earnings or losses on the line entitled "Equity in earnings of joint-venture" in the "Consolidated Statements of Income."

On May 2, 2016, the Company completed the PA Acquisition and accordingly, the results of the Pelikan Artline joint-venture are included in the Company's condensed consolidated financial statements from the date of the PA Acquisition, May 2, 2016.

Three Months Ended March 31,
(in millions of dollars)	2016
Net sales	$26.0
Gross profit	9.8
Net income	2.5

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three months ended March 31, 2017 and 2016, should be read in conjunction with the unaudited condensed consolidated financial statements of ACCO Brands Corporation and the accompanying notes contained therein.

Overview of the Company

ACCO Brands is one of the world's largest designers, marketers and manufacturers of branded business, academic and selected consumer products. Our widely recognized brands include Artline®, AT-A-GLANCE®, Derwent®, Esselte®, Five Star®, GBC®, Hilroy®, Kensington®, Leitz®, Marbig®, Mead®, NOBO®, Quartet®, Rapid®, Rexel®, Swingline®, Tilibra®, Wilson Jones® and many others. More than 80% of our net sales come from brands that occupy the number one or number two positions in the select product categories in which we compete. We seek to develop new products that meet the needs of our consumers and commercial end-users. We compete through a balance of product innovation, category management, a low-cost operating model and an efficient supply chain. We sell our products to consumers and commercial end-users primarily through resellers, including wholesalers and retailers, on-line retailers and traditional office supply resellers. Our products are sold primarily to markets located in the U.S., Europe, Australia, Canada, Brazil and Mexico. For the year ended December 31, 2016, approximately 43% of our sales were outside the U.S.; however the Esselte Acquisition will increase our non-U.S. sales.

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

Key factors that affect our profitability are sales volume, sales prices compared to product cost and foreign exchange rates (see "Part I, Item 1A. Risk Factors" in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 for further information regarding these and other risk factors).

Esselte Group Holdings AB Acquisition and Refinancing

On January 31, 2017, the Company completed the acquisition (the "Esselte Acquisition") of Esselte Group Holdings AB ("Esselte"). Accordingly, the results of Esselte are included in the Company's condensed consolidated financial statements and are reported in all three of the Company's segments, from February 1, 2017 forward. The acquisition of Esselte enhances ACCO Brands' position as a leading European manufacturer and marketer of branded business products and improves ACCO Brands' scale. Esselte takes products to market under the Leitz®, Rapid® and Esselte® brands in the storage and organization, stapling and punch, business machines and do-it-yourself tools product categories. Esselte results are included, primarily in the ACCO Brands EMEA segment.

The cash purchase price paid at closing was €302.9 million (US$326.8 million based on January 31, 2017 exchange rates), and, net of cash acquired of $34.2 million, was $292.6 million.

In connection with the consummation of the Esselte Acquisition, the Company entered into a Third Amended and Restated Credit Agreement (the "2017 Credit Agreement"), dated as of January 27, 2017. The 2017 Credit Agreement provided for a five-year senior secured credit facility, which consists of a €300.0 million (US$320.8 million) term loan facility (the "Euro Term Loan A"), a A$80.0 million (US$60.4 million) term loan facility (the "AUD Term Loan A"), and a US$400.0 million multi-currency revolving credit facility (the "2017 Revolving Facility").

For further information on the Esselte Acquisition, see "Note 3. Acquisition" to the condensed consolidated financial statements contained in Item 1. of this report. For information on the financing of the Esselte Acquisition, see "Note 4. Long-term Debt and Short-term Borrowings" to the condensed consolidated financial statements contained in Item 1. of this report.

Pelikan Artline Joint-Venture Acquisition

On May 2, 2016, the Company completed the acquisition of Australia Stationery Industries, Inc. (the "PA Acquisition"), which indirectly owned the 50% of the Pelikan Artline joint-venture and the issued capital stock of Pelikan Artline Pty Limited (collectively, "Pelikan Artline") that was not already owned by the Company. Prior to the PA Acquisition, the Pelikan Artline joint-venture was accounted for using the equity method. From the date of the PA Acquisition, May 2, 2016, the results of the Pelikan Artline joint-venture are included in the Company's condensed consolidated financial statements and are reported in the ACCO Brands International segment. Accordingly, we no longer report any joint-venture income. Pelikan Artline is a premier distributor of academic, consumer and business products in Australia and New Zealand.

Realigned Business Segments

Effective in the first quarter of 2017, as a result of the Esselte Acquisition, the Company realigned its operating structure, which impacted its determination of its business segments for financial reporting purposes. The Company has three operating business segments that now comprise regional geographic markets, and as a result, the Company no longer reports the results of its Computer Products Group as a separate segment. Results of the former Computer Products Group segment are reflected in the appropriate geographic segment based on the region in which sales are made. The Company's three realigned segments are as follows:

Operating Segment	Geography
ACCO Brands North America	United States and Canada
ACCO Brands EMEA	Europe, Middle East and Africa
ACCO Brands International	Australia, Latin America and Asia-Pacific

See also "Note 15. Information on Business Segments" to the condensed consolidated financial statements contained in Item 1. of this report.

Overview of Performance

Our first quarter results reflect the significant impacts of two acquisitions, the Esselte Acquisition, which primarily impacts our EMEA segment, and the PA Acquisition, which impacts our International segment. All of our reported financial statement lines are impacted by these acquisitions from the date of the acquisitions, as are all three of our reported segments. Esselte’s financial results outside of the EMEA region have been incorporated into the ACCO Brands North America and International segments based upon geographic sales.

The Company's cash flow from operations, effective tax rate and interest payments have been impacted by refinancing our senior unsecured notes in December 2016, to obtain a lower interest rate, and increasing our bank debt in January 2017, to finance the Esselte Acquisition.

Foreign Currency

Foreign exchange, which has been a significant headwind for many quarters, had only a modest overall effect on our results in the first quarter of 2017; however it was favorable to some businesses and adverse to others. Our international business units have raised their local currency sales prices in 2016 and 2017 to recover the inflationary impacts on their cost of products sold and the cumulative impact of foreign exchange on their margins.

The quarter average foreign exchange rates have moved as follows for our major currencies relative to the U.S. dollar:

2017 QTR Average Versus 2016 QTR Average
Currency	Increase/(Decline)
Euro	(3)%
Australian dollar	5%
Canadian dollar	4%
Brazilian real	24%
British pound	(14)%
Mexican peso	(11)%
Japanese yen	1%

Three months ended March 31, 2017 versus three months ended March 31, 2016
The following table presents the Company’s results for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,		Amount of Change
(in millions of dollars)	2017	2016	$	%
Net sales	$359.8	$278.1	$81.7	29%
Cost of products sold	249.0	195.7	53.3	27%
Gross profit	110.8	82.4	28.4	34%
Gross profit margin	30.8%	29.6%		1.2	pts
Advertising, selling, general and administrative expenses	92.0	71.2	20.8	29%
Amortization of intangibles	8.0	4.7	3.3	70%
Restructuring charges	1.5	—	1.5	NM
Operating income	9.3	6.5	2.8	43%
Operating income margin	2.6%	2.3%		0.3	pts
Interest expense	9.8	10.7	(0.9)	(8)%
Interest income	(1.3)	(1.4)	(0.1)	(7)%
Equity in earnings of joint venture	—	(1.3)	(1.3)	(100)%
Other expense, net	0.7	1.1	(0.4)	(36)%
Income tax benefit	(3.5)	(7.4)	(3.9)	(53)%
Effective tax rate	NM	NM		NM	pts
Net income	3.6	4.8	(1.2)	(25)%
Weighted average number of diluted shares outstanding:	112.4	108.2	4.2	4%

Net Sales

Net sales increased $81.7 million, or 29%, to $359.8 million from $278.1 million in the prior-year period. The Esselte and PA Acquisitions contributed sales of $93.1 million, or 33%. Foreign currency translation increased sales by $2.1 million, or 1%. Comparable sales decreased primarily due to a combination of declines with office superstores, inventory reductions by certain customers, and volume declines, in part due to share loss in the EMEA segment.

Cost of Products Sold

Cost of products sold includes all manufacturing, product sourcing and distribution costs, including depreciation related to assets used in the manufacturing, procurement and distribution process, allocation of certain information technology costs supporting those processes, inbound and outbound freight, shipping and handling costs, purchasing costs associated with materials and packaging used in the production processes, and inventory valuation adjustments. Cost of products sold increased $53.3 million, or 27%, to $249.0 million from $195.7 million in the prior-year period. The Esselte and PA Acquisitions contributed $61.6 million to the increase in cost of products sold. Foreign currency translation increased cost of products sold by $1.6 million, or 1%. The underlying decrease was driven by lower sales volume, cost savings and productivity improvements.

Gross Profit

Management believes that gross profit and gross profit margin provide enhanced shareholder understanding of underlying operating profit drivers. Gross profit increased $28.4 million, or 34%, to $110.8 million from $82.4 million in the prior-year period. The Esselte and PA Acquisitions contributed gross profit of $31.5 million. Foreign currency translation increased gross profit by $0.5 million, or 1%. The decrease was driven by lower volume, partially offset by higher pricing in our international markets.

Gross profit margin increased to 30.8% from 29.6% in the prior-year period primarily driven by an improved mix due to the Esselte and PA Acquisitions. Modest improvement in the underlying business was due to higher pricing, net of product cost increases, and cost savings and productivity improvements, mostly offset by unfavorable mix.

Advertising, Selling, General and Administrative Expenses

Advertising, selling, general and administrative expenses ("SG&A") include advertising, marketing, selling (including commissions), research and development, customer service, depreciation related to assets outside the manufacturing and distribution processes and all other general and administrative expenses outside the manufacturing and distribution functions (e.g., finance, human resources, information technology, etc.). SG&A increased $20.8 million, or 29%, to $92.0 million from $71.2 million in the prior-year period. The Esselte and PA Acquisitions increased SG&A by $22.1 million, including $2.3 million of integration costs related to the Esselte and PA Acquisitions and $2.1 million in transaction costs related to the Esselte Acquisition.

As a percentage of sales, SG&A was flat at 25.6%.

Amortization of Intangibles

Amortization of intangibles increased $3.3 million, or 70.2%, to $8.0 million from $4.7 million in the prior-year period. The increase was due to the Esselte and PA Acquisitions, whose incremental amortization expense was $2.5 million and $1.6 million, respectively.

Restructuring Charges

Restructuring charges include $1.3 million of charges related to the realignment of the operating structure of our former Computer Products Group segment and $0.2 million of charges related to the integration of Pelikan Artline.

Operating Income

Operating income increased $2.8 million, or 43%, to $9.3 million from $6.5 million in the prior-year period. Foreign currency translation increased operating income by $0.7 million, or 11%. The increase was primarily due to the Esselte and PA Acquisitions, which added $4.9 million and drove higher gross margins, partially offset by lower volume from the underlying businesses and restructuring charges.

Interest Expense, Equity in Earnings of Joint Venture and Other Expense, Net

Interest expense decreased $0.9 million, or 8%, to $9.8 million from $10.7 million in the prior-year period. The decrease was due to the refinancing of the senior unsecured notes completed during the fourth quarter of 2016, which lowered our interest rates, and was partially offset by increased debt related to the Esselte Acquisition.

Equity in earnings of joint venture declined from $1.3 million in the prior-year period to zero because the Company completed the PA Acquisition on May 2, 2016 and, accordingly, the results of the Pelikan Artline joint-venture have been included in the Company's consolidated results from that date forward. Historically the Pelikan Artline joint-venture was accounted for using the equity method.

Other expense, net decreased $0.4 million to $0.7 million from $1.1 million in the prior-year period. The current period included $0.3 million from the write-off of debt issuance costs and other costs associated with the Company's refinancing in connection with the Esselte Acquisition in the first quarter of 2017. The prior-year period included net foreign currency losses related to the settlements of certain intercompany transactions.

Income Taxes

Income tax benefit was $3.5 million on income before taxes of $0.1 million in the current year period and included $5.3 million of excess tax benefits from stock-based compensation related to the adoption of ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. See "Note 2. Recent Accounting Pronouncements" to the condensed consolidated financial statements contained in Item 1. of this report for details on the adoption of this new standard. Income tax benefit was $7.4 million on loss before taxes of $2.6 million in the prior year period and excluded a $7.4 million tax loss on foreign exchange on the repayment of an intercompany loan, for which the pre-tax effect is recorded in equity.

Net Income

Net income decreased $1.2 million, to $3.6 million, or $0.03 per diluted share, from income of $4.8 million, or $0.04 per diluted share, in the prior-year period. The underlying decrease was due to lower volume from the pre-acquisition businesses, reduced income tax benefit in the current year and restructuring charges, partially offset by the additional income from the Esselte and PA Acquisitions.

Segment Discussion

	Three Months Ended March 31, 2017			Amount of Change
	Net Sales	Segment Operating Income (A)	Operating Income Margin	Net Sales	Net Sales	Segment Operating Income	Segment Operating Income	Margin Points

(in millions of dollars)				$	%	$	%
ACCO Brands North America	$174.9	$6.6	3.8%	$(4.4)	(2)%	$(3.4)	(34.0)%	(180)
ACCO Brands EMEA	96.5	4.8	5.0%	57.6	148%	4.6	NM	450
ACCO Brands International	88.4	10.1	11.4%	28.5	48%	4.5	80%	210
Total	$359.8	$21.5		$81.7		$5.7

	Three Months Ended March 31, 2016
	Net Sales	Segment Operating Income (A)	Operating Income Margin

(in millions of dollars)
ACCO Brands North America	$179.3	$10.0	5.6%
ACCO Brands EMEA	38.9	0.2	0.5%
ACCO Brands International	59.9	5.6	9.3%
Total	$278.1	$15.8

(A) Segment operating income excludes corporate costs: "Interest expense," "Interest income," "Equity in earnings of joint-venture," and "Other expense, net." See "Part I, Item 1. Note 15. Information on Business Segments," for a reconciliation of total "Segment operating income" to "Income (loss) before income tax."

ACCO Brands North America

ACCO Brands North America net sales decreased $4.4 million, or 2%, to $174.9 million from $179.3 million in the prior-year period. The Esselte Acquisition contributed sales of $2.9 million, or 2%. Foreign currency translation increased sales by $0.6 million, or 0.3%. The comparable sales decrease was due to a combination of declines with office superstores and certain wholesaler customers reducing their inventory levels.

ACCO Brands North America operating income decreased $3.4 million, or 34.0%, to $6.6 million from $10.0 million in the prior-year period, and operating income margin decreased to 3.8% from 5.6%. The decreases were due to lower sales, higher SG&A and $1.3 million in restructuring charges related to the realigned operating structure for our former Computer Products Group, partially offset by cost savings and productivity improvements.

ACCO Brands EMEA

ACCO Brands EMEA net sales increased $57.6 million, or 148%, to $96.5 million from $38.9 million in the prior-year period. The Esselte Acquisition contributed sales of $64.5 million, or 166%. Foreign currency translation decreased sales by $2.1 million, or 5%. The comparable sales decrease was due to volume declines, in part due to share loss and in part due to inventory reductions by certain customers in transition.

ACCO Brands EMEA operating income increased $4.6 million to $4.8 million from $0.2 million in the prior-year period, and operating income margin increased to 5.0% from 0.5%. The Esselte Acquisition, net of integration costs of $1.1 million and the amortization of step-up in the value of finished goods inventory of $0.8 million, contributed $4.6 million. Foreign currency translation increased operating income by $0.9 million. The underlying decrease was driven primarily by lower sales volume.

ACCO Brands International

ACCO Brands International net sales increased $28.5 million, or 48%, to $88.4 million from $59.9 million in the prior-year period. The PA and the Esselte Acquisitions contributed sales of $25.7 million, or 43%. Foreign currency translation increased sales by $3.6 million, or 6%. The underlying sales decrease was primarily due to lower volume from weaker back-to-school demand in Australia and Brazil. Partially offsetting the decline was pricing, which benefited sales by 3% as we raised prices to recover our gross margin following local inflation that includes foreign-exchange-related increases to our cost of products sold.

ACCO Brands International operating income increased $4.5 million, or 80%, to $10.1 million from $5.6 million in the prior-year period, and operating income margin increased to 11.4% from 9.3%. The acquisitions, net of integration costs of $0.4 million and restructuring charges of $0.2 million, contributed $3.2 million. Foreign currency translation decreased operating income by $0.2 million, or 4%. The underlying increase was driven by higher pricing, partially offset by lower sales volume.

Liquidity and Capital Resources

Our primary liquidity needs are to service indebtedness, fund capital expenditures and support working capital requirements. Our principal sources of liquidity are cash flows from operating activities, cash and cash equivalents held and seasonal borrowings under our 2017 Revolving Facility. As of March 31, 2017, there were $247.7 million in borrowings under our $400.0 million 2017 Revolving Facility and the amount available for borrowings was $141.0 million (allowing for $11.3 million of letters of credit outstanding on that date).

We maintain adequate financing arrangements at market rates. Because of the seasonality of our business, we typically generate much of our cash flow in the first, third and fourth quarters, as accounts receivables are collected, and use cash in the second quarter, to fund working capital in order to support the North America back-to-school season. Our Brazilian business is highly seasonal due to the timing of its back-to-school season, which coincides with the calendar year-end in the fourth quarter. Due to various tax laws, it is costly to transfer short-term working capital in and out of Brazil; therefore, our normal practice is to hold seasonal cash requirements in Brazil, and invest it in short-term Brazilian government securities. Consolidated cash and cash equivalents was $118.3 million as of March 31, 2017, approximately $71 million of which was held in Brazil. Our priorities for cash flow use over the near term, after funding business operations, are debt reduction and stock repurchases.

In connection with the consummation of the Esselte Acquisition, the Company entered into the 2017 Credit Agreement, dated as of January 27, 2017, which amended and restated the 2015 Credit Agreement. The 2017 Credit Agreement provides for a five-year senior secured credit facility, which consists of a €300.0 million (US$320.8 million based on January 27, 2017 exchange rates) term loan facility, a A$80.0 million (US$60.4 million based on January 27, 2017 exchange rates) term loan facility and a US$400.0 million multi-currency 2017 Revolving Facility.

The current senior secured credit facilities have a weighted average interest rate of 3.70% as of March 31, 2017 and our senior unsecured notes have a fixed interest rate of 5.25%.

Cash Flow for the three months ended March 31, 2017 versus three months ended March 31, 2016

Cash Flow from Operating Activities

Cash provided by operating activities during the three months ended March 31, 2017 of $65.4 million was generated principally from net working capital (accounts receivable, inventories, accounts payable) and reflects an increase of $12.9 million from the $52.5 million provided in the comparable 2016 period. Accounts receivable contributed $165.3 million, which reflects our seasonally strong fourth quarter sales, and was higher than the prior year of $153.0 million due to the Esselte and PA Acquisitions. The use of cash for accounts payable of $4.3 million in 2017, which compared to a source of $2.5 million in the prior year, was due to reduced inventory levels and payments associated with the Esselte Acquisition. The use of cash for inventory of $31.2 million was lower than the prior year of $53.0 million due to the timing of seasonal inventory builds and reduced sales volume in certain markets. Partially offsetting the cash generated from net working capital were significant cash payments related to the settlement of customer program liabilities, which were higher than the prior year due to the Esselte and PA Acquisitions, partially offset by lower rebate settlements associated with the underlying business. In addition, employee annual incentive payments made in the first quarter, and interest payments, were broadly in line with those made during the prior year. Other significant cash fluctuations included tax payments of $10.4 million in 2017, which were higher than the $4.4 million paid in 2016, and increased pension contributions of $6.8 million in 2017, compared to $1.6 million in 2016.

The table below shows our cash flow from accounts receivable, inventories and accounts payable for the three months ended March 31, 2017 and 2016:

	Three Months Ended
(in millions of dollars)	March 31, 2017	March 31, 2016
Accounts receivable	$165.3	$153.0
Inventories	(31.2)	(53.0)
Accounts payable	(4.3)	2.5
Cash flow provided by net working capital	$129.8	$102.5

Cash Flow from Investing Activities

Cash used by investing activities was $297.7 million and $3.9 million for the three months ended March 31, 2017 and 2016, respectively. The 2017 cash outflow reflects $292.6 million of purchase price, net of cash acquired, in connection with the Esselte Acquisition. See "Note 3. Acquisition" to the condensed consolidated financial statements contained in Item 1. of this report for details on the Esselte Acquisition. Capital expenditures were $5.2 million and $3.9 million for the three months ended March 31, 2017 and 2016, respectively, with the increase being information technology systems related.

Cash Flow from Financing Activities

Cash provided by financing activities was $306.4 million for the three months ended March 31, 2017, compared to a use of $4.7 million for the same period of 2016. Cash provided in 2017 reflects long-term borrowings of $412.0 million, consisting of €300.0 million (US$320.6 million based on March 31, 2017 exchange rates) in the form of an incremental Term Loan A for the Esselte Acquisition, along with additional borrowings of US$91.4 million under the Company’s 2017 Revolving Facility, primarily to repay the U.S. Dollar Senior Secured Term Loan A. Repayments of long-term debt of $94.4 million include the repayment of the U.S. Dollar Senior Secured Term Loan A in the amount of $81.0 million and repayments on the Australian Dollar Senior Secured Term Loan A. Additionally, we used cash of $7.8 million for payments related to tax withholding for stock-based compensation, net of proceeds received from the exercise of stock options, and $3.4 million of debt issuance costs associated with the first quarter 2017 debt refinancing in connection with the Esselte Acquisition. The use of cash in 2016 primarily reflects the use of $5.0 million for payments related to tax withholding for share-based compensation.

Credit Facilities and Notes Covenants

As of and for the period ended March 31, 2017, the Company was in compliance with all applicable covenants under the senior secured credit facilities and indenture governing the senior unsecured notes.

Guarantees and Security

Generally, obligations under our 2017 Credit Agreement and debt instruments are guaranteed by certain of the Company's existing and future domestic subsidiaries, and are secured by substantially all of the Company's and certain guarantor subsidiaries'

assets, subject to certain exclusions and limitations.

Adequacy of Liquidity Sources

We believe that cash flow from operations, our current cash balance and other sources of liquidity, including borrowings available under the 2017 Revolving Facility, will be adequate to support our requirements for working capital, capital expenditures and to service indebtedness for the foreseeable future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk" of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Foreign Exchange Risk Management

As discussed in Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2016 the Company is exposed to various market risks, including changes in foreign currency exchange rates and interest rate changes. For the Esselte Acquisition, completed on January 31, 2017, we took on €300.0 million in debt. For more information see "Note 3. Acquisition" and "Note 4. Long-term Debt and Short-term Borrowings" to the condensed consolidated financial statements contained in Item 1. of this report.

With the Esselte Acquisition, the portion of the Company's business in the Euro and other currencies will substantially increase. For 2016, on a pro forma basis (as if we had acquired Esselte and Pelikan Artline on January 1, 2016), approximately 55% of the Company's revenues would be in foreign currencies as compared to 43% before the Esselte and PA Acquisitions. Except as just described, there were no material changes to our Foreign Exchange Risk Management.

Interest Rate Risk Management

As discussed in "Note 4. Long-term Debt and Short-term Borrowings" to the condensed consolidated financial statements contained in Item 1. of this report, our bank debt has been refinanced in conjunction with the Esselte Acquisition.

Amounts outstanding under the 2017 Credit Agreement will bear interest at a rate per annum equal to the Euro Rate with a 0% floor, the Australian BBSR Rate, the Canadian BA Rate or the Base Rate, as applicable and as each such rate is defined in the 2017 Credit Agreement, plus an "applicable rate." For the first fiscal quarter of 2017, the applicable rate was 2.00% per annum for Euro and Australian and Canadian dollar denominated loans, and 1.00% per annum for Base Rate loans. Thereafter, the applicable rate applied to outstanding Euro and Australian and Canadian dollar denominated loans and Base Rate loans will be based on the Company’s Consolidated Leverage Ratio (as defined in the 2017 Credit Agreement).

Debt Obligations

The following table summarizes information about our major debt components as of March 31, 2017, including the principal cash payments and interest rates.

	Stated Maturity Date
(in millions of dollars)	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value
Long term debt:
Fixed rate Senior Unsecured Notes, due December 2024	$—	$—	$—	$—	$—	$400.0	$400.0	$403.0
Fixed interest rate						5.25%
Variable rate Euro Senior Secured Term Loan A, due January 2022	$12.0	$22.0	$30.1	$38.1	$40.1	$178.3	$320.6	$320.6
Variable rate Australian Dollar Senior Secured Term Loan A, due January 2022	$2.3	$4.2	$5.7	$7.3	$7.6	$34.1	$61.2	$61.2
Variable rate U.S. Dollar Senior Secured Revolving Credit Facility, due January 2022	$—	$—	$—	$—	$—	$155.1	$155.1	$155.1
Variable rate Australian Dollar Senior Secured Revolving Credit Facility, due January 2022	$—	$—	$—	$—	$—	$92.6	$92.6	$92.6
Average variable interest rate(1)	2.82%	2.82%	2.82%	2.82%	2.82%	2.82%

(1)	Rates presented are as of March 31, 2017.

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

(b) Changes in Internal Control over Financial Reporting.

In January 2017, we completed the Esselte Acquisition, which represented $68.6 million of our consolidated net sales for the quarter ended March 31, 2017 and $681.7 million of our consolidated assets as of March 31, 2017. As the Esselte Acquisition occurred in the first quarter of 2017, the scope of our evaluation of the effectiveness of internal control over financial reporting does not include Esselte. This exclusion is in accordance with the SEC's general guidance that an assessment of a recently acquired business may be omitted from our scope, but not for more than one year from the date of acquisition.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting, except as mentioned above.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are various claims, lawsuits and pending actions against us incidental to our operations, including the income tax assessment against our Brazilian subsidiary, Tilibra Produtos de Papelaria Ltda (the "Brazilian Tax Assessment"), which is more fully described in our Annual Report on Form 10-K for the year ended December 31, 2016 and in "Part I, Item 1. Note 10. Income Taxes - Income Tax Assessment" to the Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q. It is the opinion of management that (other than the Brazilian Tax Assessment) the ultimate resolution of these matters will not have a material adverse effect on our consolidated financial condition, results of operations or cash flow. However, there is no assurance that we will ultimately be successful in our defense of any of these matters or that an adverse outcome in any matter will not affect our results of operations, financial condition or cash flow.

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed "Part I, Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not applicable.

(b) Not applicable.

(c) Common Stock Purchases

The following table provides information about our purchases of equity securities during the quarter ended March 31, 2017:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
January 1, 2017 to January 31, 2017	—	$—	—	$120,571,849
February 1, 2017 to February 28, 2017	—	—	—	120,571,849
March 1, 2017 to March 31, 2017	—	—	—	120,571,849
Total	—	$—	—	$120,571,849

(1) On August 21, 2014, the Company announced that its Board of Directors had approved the repurchase of up to $100 million in shares of its common stock, subsequently on October 28, 2015, the Company announced that its Board of Directors had approved an authorization to repurchase up to an additional $100 million in shares of its common stock.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit
Number        Description of Exhibit

2.1
Amendment Deed, dated as of January 31, 2017, to Share Purchase Agreement among ACCO Brands Corporation, ACCO Europe Limited and Esselte Group Holdings (Luxembourg) S.A. (incorporated by reference to Exhibit 2.3 to ACCO Brands Corporation's Annual Report on Form 10-K filed with the SEC on February 27, 2017 (File No. 001-08454))

10.1	Form of Executive Officer Restricted Stock Unit Award Agreement under the ACCO Brands Corporation Incentive Plan *

10.2
Amendment to the Third Amendment to the Second Amended and Restated Credit Agreement, dated as of January 27, 2017, among the Company, certain subsidiaries of the Company, Bank of America, N.A., as administrative agent, and the other lenders party hereto. (incorporated by reference to Exhibit 10.10 to ACCO Brands Corporation's Annual Report on Form 10-K filed with the SEC on February 27, 2017 (File No. 001-08454))

10.3
Third Amended and Restated Credit Agreement, dated as of January 27, 2017, among the Company, certain subsidiaries of the Company, Bank of America, N.A., as administrative agent, and the other agents and various lenders party hereto. (incorporated by reference to Exhibit 10.11 to ACCO Brands Corporation's Annual Report on Form 10-K filed with the SEC on February 27, 2017 (File No. 001-08454))

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

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows and (v) related notes to those financial statements*

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
Kathleen D. Schnaedter
Senior Vice President, Corporate Controller and Chief Accounting Officer (principal accounting officer)
Date: May 9, 2017

EXHIBIT INDEX
Exhibit
Number        Description of Exhibit

2.1
Amendment Deed, dated as of January 31, 2017, to Share Purchase Agreement among ACCO Brands Corporation, ACCO Europe Limited and Esselte Group Holdings (Luxembourg) S.A. (incorporated by reference to Exhibit 2.3 to ACCO Brands Corporation's Annual Report on Form 10-K filed with the SEC on February 27, 2017 (File No. 001-08454))

10.1	Form of Executive Officer Restricted Stock Unit Award Agreement under the ACCO Brands Corporation Incentive Plan *

10.2
Amendment to the Third Amendment to the Second Amended and Restated Credit Agreement, dated as of January 27, 2017, among the Company, certain subsidiaries of the Company, Bank of America, N.A., as administrative agent, and the other lenders party hereto. (incorporated by reference to Exhibit 10.10 to ACCO Brands Corporation's Annual Report on Form 10-K filed with the SEC on February 27, 2017 (File No. 001-08454))

10.3
Third Amended and Restated Credit Agreement, dated as of January 27, 2017, among the Company, certain subsidiaries of the Company, Bank of America, N.A., as administrative agent, and the other agents and various lenders party hereto. (incorporated by reference to Exhibit 10.11 to ACCO Brands Corporation's Annual Report on Form 10-K filed with the SEC on February 27, 2017 (File No. 001-08454))

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

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows and (v) related notes to those financial statements*

*	Filed herewith.

**	Furnished herewith.