Form 10-Q
period 2017-06-30
ACCO BRANDS Corp
filed 2017-08-03
CIK 712034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2017

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

As of July 27, 2017, the registrant had outstanding 108,843,911 shares of Common Stock.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ACCO Brands Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

	June 30, 2017	December 31, 2016
(in millions of dollars)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$102.2	$42.9
Accounts receivable, net	419.0	391.0
Inventories	332.4	210.0
Other current assets	48.1	26.8
Total current assets	901.7	670.7
Total property, plant and equipment	632.5	528.0
Less: accumulated depreciation	(350.3)	(329.6)
Property, plant and equipment, net	282.2	198.4
Deferred income taxes	138.8	27.3
Goodwill	687.3	587.1
Identifiable intangibles, net	841.9	565.7
Other non-current assets	31.4	15.3
Total assets	$2,883.3	$2,064.5
Liabilities and Stockholders' Equity
Current liabilities:
Notes payable	$—	$63.7
Current portion of long-term debt	29.1	4.8
Accounts payable	229.0	135.1
Accrued compensation	40.8	42.8
Accrued customer program liabilities	102.1	94.0
Accrued interest	2.1	1.3
Other current liabilities	94.2	64.7
Total current liabilities	497.3	406.4
Long-term debt, net	1,067.2	627.7
Deferred income taxes	240.9	146.7
Pension and post-retirement benefit obligations	265.9	98.0
Other non-current liabilities	95.0	77.0
Total liabilities	2,166.3	1,355.8
Stockholders' equity:
Common stock	1.1	1.1
Treasury stock	(26.3)	(17.0)
Paid-in capital	2,018.8	2,015.7
Accumulated other comprehensive loss	(432.9)	(419.4)
Accumulated deficit	(843.7)	(871.7)
Total stockholders' equity	717.0	708.7
Total liabilities and stockholders' equity	$2,883.3	$2,064.5

See Notes to Condensed Consolidated Financial Statements (Unaudited).

ACCO Brands Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions of dollars, except per share data)	2017	2016	2017	2016
Net sales	$490.0	$410.1	$849.8	$688.2
Cost of products sold	321.5	275.3	570.5	471.0
Gross profit	168.5	134.8	279.3	217.2
Operating costs and expenses:
Advertising, selling, general and administrative expenses	101.8	79.6	193.8	150.8
Amortization of intangibles	9.0	5.4	17.0	10.1
Restructuring charges	12.3	4.4	13.8	4.4
Total operating costs and expenses	123.1	89.4	224.6	165.3
Operating income	45.4	45.4	54.7	51.9
Non-operating expense (income):
Interest expense	10.8	12.8	20.6	23.5
Interest income	(2.0)	(1.9)	(3.3)	(3.3)
Equity in earnings of joint-venture	—	(0.8)	—	(2.1)
Other income, net	(1.5)	(36.6)	(0.8)	(35.5)
Income before income tax	38.1	71.9	38.2	69.3
Income tax expense	14.6	10.0	11.1	2.6
Net income	$23.5	$61.9	$27.1	$66.7

Per share:
Basic income per share	$0.21	$0.58	$0.25	$0.63
Diluted income per share	$0.21	$0.57	$0.24	$0.61

Weighted average number of shares outstanding:
Basic	109.5	107.1	108.9	106.6
Diluted	111.9	109.0	112.1	108.6
See Notes to Condensed Consolidated Financial Statements (Unaudited).

ACCO Brands Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions of dollars)	2017	2016	2017	2016
Net income	$23.5	$61.9	$27.1	$66.7
Other comprehensive income (loss), net of tax:
Unrealized (loss) income on derivative instruments, net of tax benefit (expense) of $0.6 and $(0.3) and $1.3 and $0.9, respectively	(1.6)	0.4	(3.5)	(2.1)

Foreign currency translation adjustments, net of tax benefit (expense) of $4.2 and $0.0 and $4.2 and $0.0, respectively	(19.3)	12.9	(6.8)	40.3

Recognition of deferred pension and other post-retirement items, net of tax benefit (expense) of $0.7 and $(1.8) and $0.8 and $(2.7), respectively	(2.7)	4.9	(3.2)	7.3
Other comprehensive (loss) income, net of tax	(23.6)	18.2	(13.5)	45.5

Comprehensive (loss) income	$(0.1)	$80.1	$13.6	$112.2

See Notes to Condensed Consolidated Financial Statements (Unaudited).

ACCO Brands Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(in millions of dollars)	2017	2016
Operating activities
Net income	$27.1	$66.7
Gain on revaluation of previously held joint-venture equity interest	—	(35.2)
Amortization of inventory step-up	0.9	0.2
Loss on disposal of assets	—	0.2
Depreciation	17.8	15.5
Amortization of debt issuance costs	1.9	1.8
Amortization of intangibles	17.0	10.1
Stock-based compensation	7.8	7.9
Equity in earnings of joint-venture, net of dividends received	—	(1.6)
Changes in balance sheet items:
Accounts receivable	51.2	60.6
Inventories	(75.0)	(70.7)
Other assets	(13.7)	(8.7)
Accounts payable	40.2	24.4
Accrued expenses and other liabilities	(58.5)	(65.4)
Accrued income taxes	(8.8)	(4.1)
Net cash provided by operating activities	7.9	1.7
Investing activities
Additions to property, plant and equipment	(13.0)	(6.9)
Proceeds from the disposition of assets	0.2	0.1
Cost of acquisitions, net of cash acquired	(292.6)	(85.4)
Net cash used by investing activities	(305.4)	(92.2)
Financing activities
Proceeds from long-term borrowings	473.8	187.4
Repayments of long-term debt	(104.8)	(90.3)
Borrowings of notes payable, net	—	32.8
Payments for debt issuance costs	(3.5)	(0.8)
Repurchases of common stock	(6.0)	—
Payments related to tax withholding for stock-based compensation	(9.2)	(5.0)
Proceeds from the exercise of stock options	2.8	1.6
Net cash provided by financing activities	353.1	125.7
Effect of foreign exchange rate changes on cash and cash equivalents	3.7	5.6
Net increase in cash and cash equivalents	59.3	40.8
Cash and cash equivalents
Beginning of the period	42.9	55.4
End of the period	$102.2	$96.2

See Notes to Condensed Consolidated Financial Statements (Unaudited).

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

As used in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, the terms "ACCO Brands," "ACCO," the "Company," "we," "us," and "our" refer to ACCO Brands Corporation and its consolidated subsidiaries.

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

The Condensed Consolidated Balance Sheet as of June 30, 2017, the related Consolidated Statements of Income and the Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2017 and 2016 and Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016 are unaudited. The December 31, 2016 Condensed Consolidated Balance Sheet data was derived from audited financial statements, but does not include all annual disclosures required by GAAP. The above referenced financial statements included herein were prepared by management on the same basis as the Company's audited consolidated financial statements for the year ended December 31, 2016 and reflect all adjustments (consisting solely of normal recurring items unless otherwise noted) which are, in the opinion of management, necessary for the fair presentation of results of operations and cash flows for the interim periods ended June 30, 2017 and 2016, and the financial position of the Company as of June 30, 2017. Interim results may not be indicative of results for a full year.

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

2. Recent Accounting Pronouncements

In March 2017, the Financial Accounting Standards Board (the "FASB") issued ASU No. 2017-07, "Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-retirement Benefit Cost." The standard requires employers to disaggregate the service cost component from the other components of net benefit cost and disclose the amount of net benefit cost that is included in the income statement or capitalized in assets, by line item. The standard requires employers to report the service cost component in the same line item(s) as other compensation costs and to report other pension-related costs (which include interest costs, amortization of pension-related costs from prior periods, and the gains

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

or losses on plan assets) separately and exclude them from the subtotal of operating income. The standard also allows only the service cost component to be eligible for capitalization when applicable. The guidance requires application on a retrospective basis for the presentation of the service cost component and the other components of net periodic pension cost and net periodic post-retirement benefit cost in the income statement and on a prospective basis for the capitalization of the service cost component of net periodic pension cost and net periodic post-retirement benefit in assets. ASU No. 2017-07 is effective for fiscal years beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted as of the beginning of an annual period for which interim financial statements have not been issued. The Company will adopt ASU 2017-07 at the beginning of its 2018 fiscal year. The adoption of ASU No. 2017-07 is not expected to have a material effect on the Company's net income, but it is expected to have a material effect on its operating income. If the Company uses the practical expedient that permits an employer to use the amounts disclosed in its pension and other retiree benefits footnote, included in our Annual Report on Form 10-K for the year ended December 31, 2016, for the prior comparative periods as the estimation basis for applying the retrospective presentation requirements, the Company's operating income would be reduced by approximately $8 million for 2016.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This new standard will require the recognition, on the balance sheet, of most leases as lease assets (right-of-use assets) and lease liabilities by lessees for those leases classified as operating leases under current GAAP. Lease expense on the income statement is similar in manner to current accounting. This new standard also includes increased disclosures to meet the objective of enabling users of financial statements to understand more about the nature of an entity’s leasing activities. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted and adoption of ASU 2016-02 is to be done on a modified retrospective basis. The Company is currently in the process of evaluating the impact of adoption of ASU 2016-02 on the Company’s consolidated financial statements and it currently expects that most of its operating lease commitments will be subject to the new standard and will be recognized as operating lease liabilities and right-of-use assets upon the adoption of ASU 2016-02. It is expected that these changes will be material to the Company's consolidated financial statements. The Company will adopt ASU 2016-02 at the beginning of its 2019 fiscal year.

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

•
In December 2016, the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which amends certain narrow aspects of the guidance issued in ASU 2014-09 including guidance related to the disclosure of remaining performance obligations and prior-period performance obligations, as well as other amendments to the guidance on loan guarantee fees, contract costs, refund liabilities, advertising costs and the clarification of certain examples

There are two methods of adoption allowed, either a "full" retrospective adoption or a "modified" retrospective adoption. The Company currently expects to use the modified retrospective method of adoption on January 1, 2018. The Company has hired outside consultants to assist in the process of evaluating the potential impact of ASU 2014-09, including a review of customer

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

contracts, and has completed its initial review. The Company plans to begin the process to quantify the effect of the adoption of ASU 2014-09 in the third quarter of 2017, but it does not expect it will have a material impact on the Company’s consolidated financial statements in any one annual period.

Recently Adopted Accounting Standards

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This new standard simplifies the accounting for employee share-based payments and involves several aspects of the accounting for share-based transactions, including the potential timing of expenses, the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company has adopted ASU 2016-09 effective with the first quarter of 2017. The Company has made the allowed accounting policy election to account for forfeitures as they occur, which will affect the timing of stock compensation expense, but not the overall expense. The change in accounting of forfeitures, along with the changes related to how excess tax benefits are recognized, has been done using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the first quarter of 2017, which was not material. An effect of the change was to require recognition of excess tax benefits in our "Consolidated Statements of Income" rather than as a component of equity under the previous standard, therefore, for the six months ended June 30, 2017, a tax benefit of $5.5 million was recorded to the Company's income statement.

3. Acquisition

On January 31, 2017, ACCO Europe Limited ("ACCO Europe"), an indirect wholly-owned subsidiary of the Company, completed the Esselte Acquisition. The Esselte Acquisition was made pursuant to the share purchase agreement, dated October 21, 2016, as amended (the "Purchase Agreement") among ACCO Europe, the Company and an entity controlled by J. W. Childs (the "Seller").

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

The purchase price paid at closing was €302.9 million (US$326.8 million based on January 31, 2017 exchange rates) and was subject to a working capital adjustment, that reduced it by $0.3 million. The purchase price, net of cash acquired of $34.2 million, was $292.3 million. A portion of the purchase price (€8.1 million (US$8.7 million based on January 31, 2017 exchange rates)) is being held in an escrow account for a period of up to two years after closing as ACCO Europe’s sole recourse against Seller in the event of any claims against Seller under the Purchase Agreement. A warranty and indemnity insurance policy held by the Company and ACCO Europe insures certain of Seller’s contractual obligations to ACCO Europe under the Purchase Agreement for up to €40.0 million (US$43.2 million based on January 31, 2017 exchange rates) for a period of up to seven years, subject to certain deductibles and limitations set forth in the policy.

The Esselte Acquisition and related expenses were funded through a term loan of €300.0 million (US$320.8 million based on January 27, 2017 exchange rates) and cash on hand, see "Note 4. Long-term Debt and Short-term Borrowings" for details.

For accounting purposes, the Company is the acquiring enterprise. The Esselte Acquisition is being accounted for as a purchase business combination and Esselte's results are included in the Company’s condensed consolidated financial statements from February 1, 2017 forward. Esselte's results for the three and six months ended June 30, 2017 include $98.2 million and $166.8 million of net sales respectively, and operating income (loss) of ($2.5) million and $2.1 million, respectively. Operating income (loss) is inclusive of restructuring and integration charges.

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The following table presents the preliminary allocation of the consideration given to the fair values of the assets acquired and liabilities assumed at the date of acquisition.

(in millions of dollars)	At January 31, 2017
Calculation of Goodwill:
Purchase price, net of working capital adjustment	$326.5

Plus fair value of liabilities assumed:
Accounts payable and accrued liabilities	122.6
Deferred tax liabilities	85.3
Pension obligations	171.5
Other non-current liabilities	5.1
Fair value of liabilities assumed	$384.5

Less fair value of assets acquired:
Cash acquired	34.2
Accounts receivable	60.3
Inventory	41.9
Property, plant and equipment	83.6
Identifiable intangibles	274.0
Deferred tax assets	96.5
Other assets	9.8
Fair value of assets acquired	$600.3

Goodwill	$110.7

We are continuing our review of our fair value estimate of assets acquired and liabilities assumed during the measurement period, which will conclude as soon as we receive the information we are seeking about facts and circumstances that existed as of the acquisition date or learn that more information is not available. This measurement period will not exceed one year from the acquisition date. The excess of the purchase price over the fair value of net assets acquired is allocated to goodwill. The goodwill of $110.7 million is primarily attributable to synergies expected to be realized from facility integration, headcount reduction and other operational streamlining activities, and from the existence of an assembled workforce.

Our fair value estimate of assets acquired and liabilities assumed is pending the completion of several elements, including the finalization of an independent appraisal and valuations of the fair value of the assets acquired and liabilities assumed and final review by our management. The primary areas that are not yet finalized relate to, intangible assets, property, plant and equipment, contingent liabilities and income taxes. Accordingly, there could be material adjustments to our condensed consolidated financial statements, including changes in our amortization and depreciation expense related to the valuation of intangible assets and property and equipment acquired and their respective useful lives, among other adjustments.

In addition, the previously estimated values for property, plant and equipment, have also been refined, which resulted in reductions in value of $1.1 million and we revised the depreciable life of certain assets. The impact to net income from this refinement in the first quarter of 2017 would have been immaterial.

The final determination of the purchase price, fair values and resulting goodwill may differ significantly from what is reflected in these condensed consolidated financial statements.

During the three months ended June 30, 2017 and 2016, transaction costs related to the Esselte Acquisition were $1.3 million and $2.0 million, respectively. During the six months ended June 30, 2017 and 2016, transaction costs were $3.4 million and $2.0 million, respectively. For the year ended December 31, 2016, transaction costs totaled $9.2 million. These costs were reported as advertising, selling, general and administrative expenses.

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

Had the Esselte Acquisition occurred on January 1, 2016, unaudited pro forma consolidated results for the three and six months ended June 30, 2017 and 2016 would have been as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions of dollar, except per share data)	2017	2016	2017	2016
Net sales	$490.0	$517.9	$885.8	$900.7
Net income	26.6	60.5	36.9	48.8
Net income per common share (diluted)	$0.24	$0.56	$0.33	$0.45

The pro forma amounts are based on the Company's historical results of operations and the historical results of operations for the acquired Esselte business, which have been translated at the average foreign exchange rates for the presented periods. The pro forma results of operations have been adjusted for amortization of finite-lived intangibles, and other charges related to the Esselte Acquisition accounting. The pro forma results of operations for the six months ended June 30, 2016 have also been adjusted to include transaction costs related to the Esselte Acquisition of $12.6 million and amortization of the purchase accounting step-up in inventory cost of $0.9 million.

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

4. Long-term Debt and Short-term Borrowings

Notes payable and long-term debt, listed in order of their security interests, consisted of the following as of June 30, 2017 and December 31, 2016:

(in millions of dollars)	June 30, 2017	December 31, 2016
Euro Senior Secured Term Loan A, due January 2022 (floating interest rate of 2.00% at June 30, 2017)	$332.8	$—
U.S. Dollar Senior Secured Term Loan A, due April 2020 (floating interest rate of 2.27% at December 31, 2016)	—	81.0
Australian Dollar Senior Secured Term Loan A, due January 2022 (floating interest rate of 3.78% at June 30, 2017)	60.6	—
Australian Dollar Senior Secured Term Loan A, due April 2020 (floating interest rate of 3.25% at December 31, 2016)	—	70.3
U.S. Dollar Senior Secured Revolving Credit Facility, due January 2022 (floating interest rate of 3.35% at June 30, 2017)	217.0	—
U.S. Dollar Senior Secured Revolving Credit Facility, due April 2020 (floating interest rate of 2.59% at December 31, 2016)	—	63.7
Australian Dollar Senior Secured Revolving Credit Facility, due January 2022 (floating interest rate of 3.78% at June 30, 2017)	92.9	—
Australian Dollar Senior Secured Revolving Credit Facility, due April 2020 (floating interest rate of 3.27% at December 31, 2016)	—	87.9
Senior Unsecured Notes, due December 2024 (fixed interest rate of 5.25%)	400.0	400.0
Other borrowings	0.7	0.6
Total debt	1,104.0	703.5
Less:
Current portion	29.1	68.5
Debt issuance costs, unamortized	7.7	7.3
Long-term debt, net	$1,067.2	$627.7

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

Maturity and amortization

Borrowings under the 2017 Revolving Facility and the 2017 Term A Loan Facility mature on January 27, 2022. Amounts under the 2017 Revolving Facility are non-amortizing. Beginning June 30, 2017, the outstanding principal amounts under the 2017 Term A Loan Facility are payable in quarterly installments in an amount representing, on an annual basis, 5.0% of the initial aggregate principal amount of such loan facility and increasing to 12.5% on an annual basis by June 30, 2020.

Interest rates

Amounts outstanding under the 2017 Credit Agreement bear interest at a rate per annum equal to the Euro Rate with a 0% floor, the Australian BBSR Rate, the Canadian BA Rate or the Base Rate, as applicable and as each such rate is defined in the 2017

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Credit Agreement, plus an "applicable rate." For the first fiscal quarter of 2017, the applicable rate was 2.00% per annum for Euro and Australian and Canadian dollar denominated loans, and 1.00% per annum for Base Rate loans. Thereafter, the applicable rate applied to outstanding Euro and Australian and Canadian dollar denominated loans and Base Rate loans will be based on the Company’s Consolidated Leverage Ratio (as defined in the 2017 Credit Agreement) as follows:

Consolidated Leverage Ratio	Applicable Rate on Euro/AUD/CDN Dollar Loans	Applicable Rate on Base Rate Loans
> 4.00 to 1.00	2.50%	1.50%
≤ 4.00 to 1.00 and > 3.50 to 1.00	2.25%	1.25%
≤ 3.50 to 1.00 and > 3.00 to 1.00	2.00%	1.00%
≤ 3.00 to 1.00 and > 2.00 to 1.00	1.50%	0.50%
≤ 2.00 to 1.00	1.25%	0.25%

As June 30, 2017, the applicable rate on Euro/AUD/CDN Dollar Loans was 2.00% and the applicable rate on Base rate loans was 1.00%. Undrawn amounts under the 2017 Revolving Facility are subject to a commitment fee rate of 0.25% to 0.40% per annum, depending on the Company’s Consolidated Leverage Ratio. As of June 30, 2017, the commitment fee rate was 0.35%.

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

Dividends and share repurchases

Under the 2017 Credit Agreement, the Company may pay dividends and/or repurchase shares in an aggregate amount not to exceed the sum of: (i) the greater of $30.0 million and 1.00% of the Company’s Consolidated Total Assets (as defined in the 2017 Credit Agreement); plus (ii) an additional amount not to exceed $75.0 million in any fiscal year (provided the Company’s Consolidated Leverage Ratio after giving pro forma effect to the restricted payment would be greater than 2.50:1.00 and less than or equal to 3.75:1.00); plus (iii) an additional amount so long as the Consolidated Leverage Ratio after giving pro forma effect to the restricted payment would be less than or equal to 2.50:1.00; plus (iv) any Net Equity Proceeds (as defined in the 2017 Credit Agreement).

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

As of and for the periods ended June 30, 2017 and December 31, 2016, the Company was in compliance with all applicable loan covenants.

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

As of June 30, 2017, there were $309.9 million in borrowings outstanding under the 2017 Revolving Facility. The remaining amount available for borrowings was $76.7 million (allowing for $13.4 million of letters of credit outstanding on that date).

5. Pension and Other Retiree Benefits

The components of net periodic benefit (income) cost for pension and post-retirement plans for the three and six months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended June 30,
	Pension				Post-retirement
	U.S.		International
(in millions of dollars)	2017	2016	2017	2016	2017	2016
Service cost	$0.4	$0.3	$0.5	$0.2	$—	$—
Interest cost	1.7	1.8	3.5	2.7	0.1	0.1
Expected return on plan assets	(3.0)	(3.0)	(5.6)	(4.6)	—	—
Amortization of net loss (gain)	0.5	0.5	0.8	0.6	(0.1)	(0.1)
Amortization of prior service cost	0.1	0.1	—	—	—	—
Net periodic benefit (income) cost	$(0.3)	$(0.3)	$(0.8)	$(1.1)	$—	$—

	Six Months Ended June 30,
	Pension Benefits				Post-retirement
	U.S.		International
(in millions of dollars)	2017	2016	2017	2016	2017	2016
Service cost	$0.7	$0.6	$0.8	$0.4	$—	$—
Interest cost	3.5	3.6	6.4	5.4	0.1	0.2
Expected return on plan assets	(6.1)	(6.0)	(10.5)	(9.2)	—	—
Amortization of net loss (gain)	1.0	1.0	1.5	1.2	(0.2)	(0.2)
Amortization of prior service cost	0.2	0.2	—	—	—	—
Net periodic benefit (income) cost	$(0.7)	$(0.6)	$(1.8)	$(2.2)	$(0.1)	$—

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

We expect to contribute approximately $19.8 million to our defined benefit plans in 2017, which includes approximately $8.6 million for Esselte defined benefit plans. For the six months ended June 30, 2017, we contributed $10.8 million to these plans.

The Esselte Acquisition added $171.5 million in pension obligations, as of January 31, 2017. The obligations under the acquired German pension plan represent $133.7 million of this amount. German pension law does not require pre-funding of pension obligations and thus the plan is not funded.

6. Stock-Based Compensation

The following table summarizes our stock-based compensation expense (including stock options, restricted stock units ("RSUs") and performance stock units ("PSUs")) for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions of dollars)	2017	2016	2017	2016
Stock option compensation expense	$0.6	$0.7	$1.2	$1.6
RSU compensation expense	1.7	1.6	2.7	2.6
PSU compensation expense	3.1	2.3	3.9	3.7
Total stock-based compensation expense	$5.4	$4.6	$7.8	$7.9

During the second quarter of 2017, the Company's Board of Directors approved the annual stock compensation grant to eligible non-employee directors, which consisted of 69,424 RSUs.

We generally recognize compensation expense for stock-based awards ratably over the vesting period. Stock-based compensation expense for each of the three and six months ended June 30, 2017 and 2016 includes $0.8 million of expense related to stock awards granted to eligible non-employee directors, which were fully vested on the grant date.

The following table summarizes our unrecognized compensation expense and the weighted-average period over which the expense will be recognized as of June 30, 2017:

	June 30, 2017
	Unrecognized	Weighted Average
	Compensation	Years Expense To Be
(in millions of dollars, except weighted average years)	Expense	Recognized Over
Stock options	$4.0	2.0
RSUs	$6.8	2.2
PSUs	$15.0	1.9

7. Inventories

Inventories are stated at the lower of cost or net realizable value. The components of inventories were as follows:

(in millions of dollars)	June 30, 2017	December 31, 2016
Raw materials	$44.0	$30.3
Work in process	4.5	3.0
Finished goods	283.9	176.7
Total inventories	$332.4	$210.0

8. Goodwill and Identifiable Intangible Assets

Goodwill

As more fully described in the Company’s 2016 Annual Report on Form 10-K, we test goodwill for impairment at least annually and on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

been incurred. The Company performed this annual assessment, on a qualitative basis, as allowed by GAAP, in the second quarter of 2017 and concluded that no impairment existed.

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

We have recast our reportable segments for the period presented below to reflect this change.

Changes in the net carrying amount of goodwill by segment were as follows:

(in millions of dollars)	ACCO Brands North America	ACCO Brands EMEA	ACCO Brands International	Total

Balance at December 31, 2016	$380.7	$39.5	$166.9	$587.1
Esselte Acquisition	(3.4)	115.5	(1.4)	110.7
Translation	—	(10.5)	—	(10.5)
Balance at June 30, 2017	$377.3	$144.5	$165.5	$687.3

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

The gross carrying value and accumulated amortization by class of identifiable intangible assets as of June 30, 2017 and December 31, 2016 were as follows:

	June 30, 2017				December 31, 2016
(in millions of dollars)	Gross Carrying Amounts	Accumulated Amortization		Net Book Value	Gross Carrying Amounts	Accumulated Amortization		Net Book Value
Indefinite-lived intangible assets:
Trade names	$594.5	$(44.5)	(1)	$550.0	$483.3	$(44.5)	(1)	$438.8
Amortizable intangible assets:
Trade names	190.6	(54.0)		136.6	121.2	(48.8)		72.4
Customer and contractual relationships	236.7	(86.8)		149.9	127.5	(73.8)		53.7
Patents	5.6	(0.2)		5.4	0.8	—		0.8
Subtotal	432.9	(141.0)		291.9	249.5	(122.6)		126.9
Total identifiable intangibles	$1,027.4	$(185.5)		$841.9	$732.8	$(167.1)		$565.7

(1)	Accumulated amortization prior to the adoption of authoritative guidance on goodwill and indefinite-lived intangible assets, at which time further amortization ceased.

The Company’s intangible amortization expense was $9.0 million and $5.4 million for the three months ended June 30, 2017 and 2016, respectively, and $17.0 million and $10.1 million for the six months ended June 30, 2017 and 2016, respectively.

Estimated amortization expense for amortizable intangible assets as of June 30, 2017 for the current year and the next five years are as follows:

(in millions of dollars)	2017	2018	2019	2020	2021	2022
Estimated amortization expense(2)	$33.9	$31.9	$28.6	$25.2	$21.9	$18.5

(2)
Actual amounts of amortization expense may differ from estimated amounts due to changes in foreign currency exchange rates, additional intangible asset acquisitions, impairment of intangible assets, accelerated amortization of intangible assets and other events.

We test indefinite-lived intangibles for impairment at least annually and on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. We performed this annual assessment, on a qualitative basis, as allowed by GAAP, for the majority of indefinite-lived trade names in the second quarter of 2017 and concluded that no impairment existed. For two of our indefinite-lived trade names that are not substantially above their carrying values, Mead® and Hilroy®, we performed quantitative tests (Step 1) in the second quarter of 2017. The following long-term growth rates and discount rates were used: 1.5% and 10.5% for Mead® and 1.5% and 11.0% for Hilroy®, respectively. We concluded that neither Mead® nor Hilroy® was impaired.

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

As of June 1, 2017, we changed the indefinite-lived Hilroy trade name to an amortizable intangible asset. The change was made as a result of decisions regarding the Company's future use of the trade name. The Company commenced amortizing the Hilroy trade name June 1, 2017 on a straight-line basis over a life of 30 years.

In the fourth quarter of 2015, we performed a quantitative test, as we identified the recession in Brazil as a triggering event related to the trade name for Tilibra®, our brand primarily used in Brazil. We concluded that while no impairment existed, the trade name's fair value has been significantly reduced. Key financial assumptions utilized to determine the fair value of Tilibra® included a long-term growth rate of 6.5% and a 14.5% discount rate. In 2016, the Tilibra® trade name performed in line with the forecast used in the fourth quarter of 2015 quantitative test; however, the economic conditions in Brazil could deteriorate further triggering additional future reviews. We continue to evaluate, at least annually, on a qualitative basis and have concluded that no impairment exists. The discount rate has now fallen to 12.5% as of the second quarter of 2017.

The fair values of Mead® and Tilibra® trade names were less than 30% above their carrying values as of their last quantitative tests (Step 1). As of June 30, 2017 the carrying values of those trade names were as follows: Mead® ($113.3 million) and Tilibra® ($65.4 million).

9. Restructuring

The Company recorded restructuring expenses of $12.3 million for the three months ended June 30, 2017, and $13.8 million for six months ended June 30, 2017, primarily related to the consolidation and integration of ACCO Brands and Esselte operations worldwide. The remaining charges relate to the integration of ACCO Brands and Pelikan Artline operations in Australia, and the change in the operating structure in North America, including integration of our former Computer Products Group.

During 2016, the Company initiated cost savings plans related to the consolidation and integration of the acquired Pelikan Artline business into the Company's existing Australian and New Zealand business. In addition, the Company initiated additional cost savings plans to further enhance its North American operations. Expenses were recorded in association with these actions of $4.4 million during the first six months of 2016.

The summary of the activity in the restructuring accounts for the six months ended June 30, 2017 was as follows:

(in millions of dollars)	Balance at December 31, 2016	Provision	Cash Expenditures	Esselte Acquisition	Non-cash Items/ Currency Change	Balance at June 30, 2017
Employee termination costs(1)	$1.4	$11.6	$(1.8)	$1.4	$0.3	$12.9
Termination of lease agreements(2)	0.1	1.3	(0.7)	2.0	0.1	2.8
Other	—	0.9	(0.2)	0.1	—	0.8
Total restructuring liability	$1.5	$13.8	$(2.7)	$3.5	$0.4	$16.5

(1) We expect the remaining $12.9 million of employee termination costs to be substantially paid in the next twelve months.
(2) We expect the remaining $2.8 million of lease termination costs to be substantially paid in the next twenty-four months.

The summary of the activity in the restructuring accounts for the six months ended June 30, 2016 was as follows:

(in millions of dollars)	Balance at December 31, 2015	Provision	Cash Expenditures	Esselte Acquisition	Non-cash Items/ Currency Change	Balance at June 30, 2016
Employee termination costs	$0.9	$4.4	$(3.3)	$—	$0.1	$2.1
Termination of lease agreements	0.1	—	(0.1)	—	—	—
Total restructuring liability	$1.0	$4.4	$(3.4)	$—	$0.1	$2.1

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

10. Income Taxes

The reconciliation of income taxes for the three and six months ended June 30, 2017 and 2016, computed at the U.S. federal statutory income tax rate, compared to our effective income tax rate, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions of dollars)	2017	2016	2017	2016
Income tax expense computed at U.S. statutory income tax rate (35%)	$13.3	$25.2	$13.3	$24.3
Interest on Brazilian Tax Assessment	0.6	0.7	1.3	1.3
Realized foreign exchange net loss on intercompany loans	—	(3.3)	—	(10.7)
Excess tax benefit from stock-based compensation	(0.2)	—	(5.5)	—
Revaluation of previously held equity interest	—	(14.2)	—	(14.2)
Miscellaneous	0.9	1.6	2.0	1.9
Income tax expense as reported	$14.6	$10.0	$11.1	$2.6
Effective tax rate	38.3%	13.9%	29.1%	3.8%

For the six months ended June 30, 2017, we recorded an income tax expense of $11.1 million on income before taxes of $38.2 million. The low effective tax rate for the six months ended June 30, 2017 was primarily due to the excess tax benefit of $5.5 million from the realization of stock-based compensation related tax deductions, associated with the adoption of ASU No. 2016-09. See "Note 2. Recent Accounting Pronouncements" for details on the adoption of this new standard.

For the six months ended June 30, 2016, we recorded an income tax expense of $2.6 million on income before taxes of $69.3 million. The low effective tax rate in 2016 was primarily due to the following: 1) under Australian tax laws, there is no income tax on the gain arising from the PA Acquisition due to the revaluation of the Company's previously held equity interest to fair value; and 2) tax losses on foreign exchange on the repayment of intercompany loans, for which the pre-tax effect was recorded in equity.

The U.S. federal statute of limitations remains open for the year 2013 and forward. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from 2 to 5 years. Years still open to examination by foreign tax authorities in major jurisdictions include Australia (2013 forward), Brazil (2011 forward), Canada (2009 forward), Germany (2010 forward), Sweden (2010 forward) and the U.K. (2015 forward). We are currently under examination in certain foreign jurisdictions.

The Esselte Acquisition added $85.3 million in additional deferred tax liabilities and $96.5 million in additional deferred tax assets, as of January 31, 2017.

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

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Because there is no settled legal precedent on which to base a definitive opinion as to whether we will ultimately prevail, we consider the outcome of this dispute to be uncertain. Since it is not more likely than not that we will prevail, in 2012, we recorded a reserve in the amount of $44.5 million (at December 31, 2012 exchange rates) in consideration of this contingency, of which $43.3 million was recorded as an adjustment to the purchase price and which included the 2007-2012 tax years plus penalties and interest through December 2012. Included in this reserve is an assumption of penalties at 75%, which is the standard penalty. While there is a possibility that a penalty of 150% could be imposed, based on the facts in our case and existing precedent, we believe the likelihood of a 150% penalty being imposed is not more likely than not. In the meantime, we will continue to actively monitor administrative and judicial court decisions and evaluate their impact, if any, on our legal assessment of the ultimate outcome of our case. In addition, we will continue to accrue interest related to this contingency until such time as the outcome is known or until evidence is presented that we are more likely than not to prevail. During the three months ended June 30, 2017 and 2016, we accrued additional interest as a charge to current income tax expense of $0.6 million and $0.7 million, respectively and for the six months ended June 30, 2017 and 2016, we accrued additional interest of $1.3 million and $1.3 million, respectively. At current exchange rates, our accrual through June 30, 2017, including tax, penalties and interest is $38.0 million.

11. Earnings per Share

Total outstanding shares as of June 30, 2017 and 2016 were 109.2 million and 107.2 million, respectively. Under our stock repurchase program, for the three and six months ended June 30, 2017 we repurchased and retired 0.5 million shares. No shares were repurchased during the three and six months ended June 30, 2016. For each of the six months ended June 30, 2017 and 2016, we acquired 0.7 million shares, of treasury shares related to tax withholding for share-based compensation. The calculation of basic earnings per common share is based on the weighted average number of common shares outstanding in the year, or period, over which they were outstanding. Our calculation of diluted earnings per common share assumes that any common shares outstanding were increased by shares that would be issued upon exercise of those stock units for which the average market price for the period exceeds the exercise price less the shares that could have been purchased by the Company with the related proceeds, including compensation expense measured but not yet recognized.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2017	2016	2017	2016
Weighted-average number of common shares outstanding — basic	109.5	107.1	108.9	106.6
Stock options	1.4	0.8	1.4	0.5
Restricted stock units	1.0	1.1	1.8	1.5
Adjusted weighted-average shares and assumed conversions — diluted	111.9	109.0	112.1	108.6

Awards of potentially dilutive shares of common stock, which have exercise prices that were higher than the average market price during the period, are not included in the computation of dilutive earnings per share as their effect would have been anti-dilutive. For the three and six months ended June 30, 2017, these shares were approximately 3.3 million and 3.0 million, respectively. For the three and six months ended June 30, 2016. these shares were approximately 3.8 million and 6.4 million, respectively.

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

Forward currency contracts are used to hedge foreign denominated inventory purchases for Europe, Australia, Canada and Japan and are designated as cash flow hedges. Unrealized gains and losses on these contracts for inventory purchases are deferred in other comprehensive income (loss) until the contracts are settled and the underlying hedged transactions are recognized, at which time the deferred gains or losses will be reported in the "Cost of products sold" line in the "Consolidated Statements of Income." As of June 30, 2017 and December 31, 2016, we had cash-flow-designated foreign exchange contracts outstanding with a U.S. dollar equivalent notional value of $71.8 million and $76.5 million, respectively.

Forward currency contracts used to hedge foreign denominated intercompany loans are not designated as hedging instruments. Gains and losses on these derivative instruments are recognized within "Other income, net" in the "Consolidated Statements of Income" and are largely offset by the change in the current translated value of the hedged item. The periods of the forward foreign exchange contracts correspond to the periods of the hedged transactions, and do not extend beyond June 2018, except for one which extends to December 2020. As of June 30, 2017 and December 31, 2016, we had undesignated foreign exchange contracts outstanding with a U.S. dollar equivalent notional value of $301.7 million and $52.1 million, respectively.

The following table summarizes the fair value of our derivative financial instruments as of June 30, 2017 and December 31, 2016:

	Fair Value of Derivative Instruments
	Derivative Assets			Derivative Liabilities
(in millions of dollars)	Balance Sheet Location	June 30, 2017	December 31, 2016	Balance Sheet Location	June 30, 2017	December 31, 2016
Derivatives designated as hedging instruments:
Foreign exchange contracts	Other current assets	$0.3	$4.0	Other current liabilities	$2.0	$—
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current assets	0.1	0.4	Other current liabilities	0.4	0.3
Foreign exchange contracts	Other non-current assets	12.7	—	Other non-current liabilities	12.7	—
Total derivatives		$13.1	$4.4		$15.1	$0.3

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The following tables summarize the pre-tax effect of our derivative financial instruments on the condensed consolidated financial statements for the three and six months ended June 30, 2017 and 2016:

	The Effect of Derivative Instruments in Cash Flow Hedging Relationships on the Condensed Consolidated Financial Statements
	Amount of Gain (Loss) Recognized in OCI (Effective Portion)		Location of (Gain) Loss Reclassified from OCI to Income	Amount of (Gain) Loss Reclassified from AOCI to Income (Effective Portion)
	Three Months Ended June 30,			Three Months Ended June 30,
(in millions of dollars)	2017	2016		2017	2016
Cash flow hedges:
Foreign exchange contracts	$(1.7)	$(0.8)	Cost of products sold	$(0.5)	$1.5

	The Effect of Derivative Instruments in Cash Flow Hedging Relationships on the Condensed Consolidated Financial Statements
	Amount of Gain (Loss) Recognized in OCI (Effective Portion)		Location of (Gain) Loss Reclassified from OCI to Income	Amount of (Gain) Loss Reclassified from AOCI to Income (Effective Portion)
	Six Months Ended June 30,			Six Months Ended June 30,
(in millions of dollars)	2017	2016		2017	2016
Cash flow hedges:
Foreign exchange contracts	$(3.2)	$(3.8)	Cost of products sold	$(1.6)	$0.8

	The Effect of Derivatives Not Designated as Hedging Instruments on the Condensed Consolidated Statements of Operations
	Location of (Gain) Loss Recognized in Income on Derivatives	Amount of (Gain) Loss Recognized in Income		Amount of (Gain) Loss Recognized in Income
		Three Months Ended June 30,		Six Months Ended June 30,
(in millions of dollars)		2017	2016	2017	2016
Foreign exchange contracts	Other income, net	$(0.6)	$(2.2)	$(1.4)	$(1.6)

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

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

We have determined that our financial assets and liabilities are Level 2 in the fair value hierarchy. The following table sets forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2017 and December 31, 2016:

(in millions of dollars)	June 30, 2017	December 31, 2016
Assets:
Forward currency contracts	$13.1	$4.4
Liabilities:
Forward currency contracts	$15.1	$0.3

Our forward currency contracts are included in "Other current assets," "Other non-current assets'" "Other current liabilities" or "Other non-current liabilities" and do not extend beyond June 2018, except for one which extends to December 2020. The forward foreign currency exchange contracts are primarily valued based on the foreign currency spot and forward rates quoted by the banks or foreign currency dealers. As such, these derivative instruments are classified within Level 2.

The fair values of cash and cash equivalents, notes payable to banks, accounts receivable and accounts payable approximate carrying amounts due principally to their short maturities. The carrying amount of total debt was $1,104.0 million and $703.5 million and the estimated fair value of total debt was $1,118.0 million and $708.4 million at June 30, 2017 and December 31, 2016, respectively. The fair values are determined from quoted market prices, where available, and from investment bankers using current interest rates considering credit ratings and the remaining time to maturity.

14. Accumulated Other Comprehensive Income (Loss)

Comprehensive income is defined as net income (loss) and other changes in stockholders’ equity from transactions and other events from sources other than stockholders. The components of, and changes in, accumulated other comprehensive income (loss), net of tax were as follows:

(in millions of dollars)	Derivative Financial Instruments	Foreign Currency Adjustments	Unrecognized Pension and Other Post-retirement Benefit Costs	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2016	$2.5	$(285.9)	$(136.0)	$(419.4)
Other comprehensive loss before reclassifications, net of tax	(2.5)	(6.8)	(4.9)	(14.2)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	(1.0)	—	1.7	0.7
Balance at June 30, 2017	$(1.0)	$(292.7)	$(139.2)	$(432.9)

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The reclassifications out of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
(in millions of dollars)	Amount Reclassified from Accumulated Other Comprehensive Income		Amount Reclassified from Accumulated Other Comprehensive Income		Location on Income Statement
Details about Accumulated Other Comprehensive Income Components
Gain on cash flow hedges:
Foreign exchange contracts	$0.5	$(1.5)	$1.6	$(0.8)	Cost of products sold
Tax expense	(0.2)	0.4	(0.6)	0.2	Income tax expense
Net of tax	$0.3	$(1.1)	$1.0	$(0.6)
Defined benefit plan items:
Amortization of actuarial loss	$(1.2)	$(1.0)	$(2.3)	$(2.0)	(1)
Amortization of prior service cost	(0.1)	(0.1)	(0.2)	(0.2)	(1)
Total before tax	(1.3)	(1.1)	(2.5)	(2.2)
Tax benefit	0.5	0.4	0.8	0.8	Income tax expense
Net of tax	$(0.8)	$(0.7)	$(1.7)	$(1.4)

Total reclassifications for the period, net of tax	$(0.5)	$(1.8)	$(0.7)	$(2.0)

(1)
These accumulated other comprehensive income components are included in the computation of net periodic benefit cost for pension and post-retirement plans (See "Note 5. Pension and Other Retiree Benefits" for additional details).

15. Information on Business Segments

Effective in the first quarter of 2017, as a result of the Esselte Acquisition, the Company realigned its operating structure, which impacted its determination of its business segments for financial reporting purposes. The Company has three operating business segments that now comprise regional geographic markets, and as a result, the Company no longer reports the results of its Computer Products Group as a separate segment. Results of the former Computer Products Group are reflected in the appropriate geographic segment based on the region in which sales are made. The Company's three realigned segments are as follows:

Operating Segment	Geography
ACCO Brands North America	United States and Canada
ACCO Brands EMEA	Europe, Middle East and Africa
ACCO Brands International	Australia, Latin America and Asia-Pacific

We have recast our reportable segments for each of the periods presented to reflect this change.

Each of the Company's three business segments design, market, source, manufacture and sell academic, consumer, business and computer accessory products. The Company uses name brands such as Artline®, AT-A-GLANCE®, Derwent®, Esselte®, Five Star®, GBC®, Hilroy®, Kensington®, Leitz®, Marbig®, Mead®, NOBO®, Quartet®, Rapid®, Rexel®, Swingline®, Tilibra®, Wilson Jones® and many others. Products and brands are not confined to one channel or product category and are sold based on end-user preference in each geographic region.

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

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Our customers are primarily large global and regional resellers of our products including retailers, on-line retailers and traditional office supply resellers and wholesalers, information technology value-added resellers and original equipment manufacturers, among others. We also sell directly to the consumer.

Net sales by business segment for the three and six months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions of dollars)	2017	2016	2017	2016
ACCO Brands North America	$280.6	$295.4	$455.5	$474.7
ACCO Brands EMEA	128.5	41.3	225.0	80.2
ACCO Brands International	80.9	73.4	169.3	133.3
Net sales	$490.0	$410.1	$849.8	$688.2

Operating income by business segment for the three and six months ended June 30, 2017 and 2016 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions of dollars)	2017	2016	2017	2016
ACCO Brands North America	$52.5	$53.0	$59.1	$63.0
ACCO Brands EMEA	0.7	1.6	5.5	1.8
ACCO Brands International	4.0	3.1	14.1	8.7
Segment operating income	57.2	57.7	78.7	73.5
Corporate	(11.8)	(12.3)	(24.0)	(21.6)
Operating income(1)	45.4	45.4	54.7	51.9
Interest expense	10.8	12.8	20.6	23.5
Interest income	(2.0)	(1.9)	(3.3)	(3.3)
Equity in earnings of joint-venture	—	(0.8)	—	(2.1)
Other income, net	(1.5)	(36.6)	(0.8)	(35.5)
Income before income tax	$38.1	$71.9	$38.2	$69.3

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

	Three Months Ended June 30,	Six Months Ended June 30,
(in millions of dollars)	2016	2016
Net sales	$8.9	$34.9
Gross profit	4.3	14.1
Net income	1.6	4.1

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three and six months ended June 30, 2017 and 2016, should be read in conjunction with the unaudited condensed consolidated financial statements of ACCO Brands Corporation and the accompanying notes contained therein.

Overview of the Company

ACCO Brands is one of the world's largest designers, marketers and manufacturers of branded academic, consumer and business products used in schools, offices and homes. Our widely recognized brands include Artline®, AT-A-GLANCE®, Derwent®, Esselte®, Five Star®, GBC®, Hilroy®, Kensington®, Leitz®, Marbig®, Mead®, NOBO®, Quartet®, Rapid®, Rexel®, Swingline®, Tilibra®, Wilson Jones® and many others. More than 80% of our net sales come from brands that occupy the number one or number two positions in the select product categories in which we compete. We seek to develop new products that meet the needs of our consumers and commercial end-users. We compete through a balance of product innovation, category management, a low-cost operating model and an efficient supply chain. We sell our products to consumers and end-users primarily through resellers, including retailers, on-line retailers and traditional office supply resellers and wholesalers. Our products are sold primarily to markets located in the U.S., Europe, Australia, Canada, Brazil and Mexico. As a result of the Esselte and PA Acquisitions, the portion of the Company's business conducted in foreign currencies has substantially increased. For 2016, on a pro forma basis (as if we had acquired Esselte and Pelikan Artline on January 1, 2016), approximately 55% of the Company's revenues would be in foreign currencies as compared to 43% before the Esselte and PA Acquisitions.

The majority of our revenue is concentrated in geographies where demand for our product categories is in mature stages, but we see opportunities to grow sales through share gains, channel expansion and new products. Over the long-term we expect to derive growth in faster-growing emerging geographies where demand in the product categories in which we compete is strong, such as in Latin America and parts of Asia, the Middle East and Eastern Europe. We plan to grow organically supplemented by strategic acquisitions in both existing and adjacent categories. Historically, key drivers of demand for our products have included trends in white-collar employment levels, education enrollment levels, gross domestic product (GDP), growth in the number of small businesses and home offices, as well as consumer usage trends for our product categories.

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

Esselte Group Holdings AB Acquisition and Refinancing

On January 31, 2017, the Company completed the acquisition (the "Esselte Acquisition") of Esselte Group Holdings AB ("Esselte"). Accordingly, the results of Esselte are included in the Company's condensed consolidated financial statements and are reported in all three of the Company's segments, from February 1, 2017 forward. The acquisition of Esselte enhances ACCO Brands' position as a leading European manufacturer and marketer of branded products and improves ACCO Brands' scale. Esselte products are primarily marketed under the Leitz®, Rapid® and Esselte® brands in the storage and organization, stapling and punch, business machines and do-it-yourself tools product categories. Esselte results are included primarily in the ACCO Brands EMEA segment.

The cash purchase price paid, net of cash acquired of $34.2 million, was $292.3 million.

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

Realigned Business Segments

Effective in the first quarter of 2017, as a result of the Esselte Acquisition, the Company realigned its operating structure, which impacted its determination of its business segments for financial reporting purposes. The Company has three operating business segments that now comprise regional geographic markets, and as a result, the Company no longer reports the results of its Computer Products Group as a separate segment. Results of the former Computer Products Group are reflected in the appropriate geographic segment based on the region in which sales are made. The Company's three realigned segments are as follows:

Operating Segment	Geography
ACCO Brands North America	United States and Canada
ACCO Brands EMEA	Europe, Middle East and Africa
ACCO Brands International	Australia, Latin America and Asia-Pacific

See also "Note 15. Information on Business Segments" to the condensed consolidated financial statements contained in Item 1. of this report.

Overview of Performance

Our second quarter results reflect the significant impacts of two acquisitions, the Esselte Acquisition, which primarily impacts our EMEA segment, and to a lesser extent the PA Acquisition, which impacts our International segment. All of our reported financial statement lines are impacted by these acquisitions from the date of the acquisitions, as are all three of our reported segments. Esselte’s financial results outside of the EMEA region have been incorporated into the ACCO Brands North America and International segments based upon geographic sales.

The Company's cash flow from operations, effective tax rate and interest payments have been impacted by refinancing our senior unsecured notes in December 2016, to obtain a lower interest rate, and increasing our bank debt in January 2017, to finance the Esselte Acquisition.

Foreign Currency

Foreign exchange, which has been a significant headwind for many quarters, had only a modest overall effect on our results in the second quarter of 2017, and was immaterial for the six-month period. For the quarter, the impact of foreign exchange was favorable to some segments and adverse to others. Our international business units have increased their local currency sales prices in both 2016 and 2017 to recover the inflationary impacts of currency fluctuations on their cost of products sold.

The quarter and year-to-date average foreign exchange rates have moved as follows for our major currencies relative to the U.S. dollar:

	2017 QTR Average Versus 2016 QTR Average	2017 YTD Average Versus 2016 YTD Average
Currency	Increase/(Decline)	Increase/(Decline)
Euro	(3)%	(3)%
Australian dollar	1%	3%
Canadian dollar	(4)%	—%
Brazilian real	9%	16%
British pound	(11)%	(12)%
Mexican peso	(3)%	(7)%
Japanese yen	(3)%	(1)%
Three months ended June 30, 2017 versus three months ended June 30, 2016
The following table presents the Company’s results for the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Amount of Change
(in millions of dollars, except per share data)	2017	2016	$	%
Net sales	$490.0	$410.1	$79.9	19%
Cost of products sold	321.5	275.3	46.2	17%
Gross profit	168.5	134.8	33.7	25%
Gross profit margin	34.4%	32.9%		1.5	pts
Advertising, selling, general and administrative expenses	101.8	79.6	22.2	28%
Amortization of intangibles	9.0	5.4	3.6	67%
Restructuring charges	12.3	4.4	7.9	180%
Operating income	45.4	45.4	—	-
Operating income margin	9.3%	11.1%		(1.8)	pts
Interest expense	10.8	12.8	(2.0)	(16)%
Interest income	(2.0)	(1.9)	0.1	5%
Equity in earnings of joint venture	—	(0.8)	(0.8)	(100)%
Other income, net	(1.5)	(36.6)	(35.1)	(96)%
Income tax expense	14.6	10.0	4.6	46%
Effective tax rate	38.3%	13.9%		24.4	pts
Net income	23.5	61.9	(38.4)	(62)%
Weighted average number of diluted shares outstanding:	111.9	109.0	2.9	3%
Diluted income per share	$0.21	$0.57	(0.36)	(63)%

Net Sales

Net sales increased $79.9 million, or 19%, to $490.0 million from $410.1 million in the prior-year period. The Esselte and PA Acquisitions contributed sales of $105.6 million, or 26%. Foreign currency translation decreased sales by $2.5 million, or 1%. Comparable sales decreased primarily in North America due to the expected declines with office superstore customers, lower sales of commodity items, and the later timing of certain back-to-school shipments compared to the prior-year period.

Cost of Products Sold

Cost of products sold includes all manufacturing, product sourcing and distribution costs, including depreciation related to assets used in the manufacturing, procurement and distribution process, allocation of certain information technology costs supporting those processes, inbound and outbound freight, shipping and handling costs, purchasing costs associated with materials and packaging used in the production processes, and inventory valuation adjustments. Cost of products sold increased $46.2 million, or 17%, to $321.5 million from $275.3 million in the prior-year period. The Esselte and PA Acquisitions added $71.8 million to the cost of products sold. Foreign currency translation decreased cost of products sold by $1.8 million, or 1%. The underlying decrease was driven by lower sales volume, a favorable customer/product mix, and cost savings and productivity improvements.

Gross Profit

Management believes that gross profit and gross profit margin provide enhanced shareholder understanding of underlying operating profit drivers. Gross profit increased $33.7 million, or 25%, to $168.5 million from $134.8 million in the prior-year period. The Esselte and PA Acquisitions contributed gross profit of $33.8 million. Foreign currency translation decreased gross profit by $0.7 million, or 1%. The underlying gross profit was flat as lower volume was offset by a favorable customer/product mix and cost savings and productivity improvements.

Gross profit margin increased to 34.4% from 32.9% in the prior-year period primarily driven by a favorable customer/product mix and cost savings and productivity improvements.

Advertising, Selling, General and Administrative Expenses

Advertising, selling, general and administrative expenses ("SG&A") include advertising, marketing, selling (including commissions), research and development, customer service, depreciation related to assets outside the manufacturing and distribution processes and all other general and administrative expenses outside the manufacturing and distribution functions (e.g., finance, human resources, and information technology). SG&A increased $22.2 million, or 28%, to $101.8 million from $79.6 million in the prior-year period. The Esselte and PA Acquisitions increased SG&A by $25.5 million, including $2.3 million of integration costs related to the Esselte and PA Acquisitions and $1.3 million in transaction costs related to the Esselte Acquisition. The prior year-period included $3.1 million in transaction and integration costs related to the Esselte and PA Acquisitions. Foreign currency translation decreased SG&A by $1.0 million, or 1%. The underlying increase was due to higher go-to-market spending and higher management incentive compensation expenses.

As a percentage of sales, SG&A increased to 20.8% from 19.4% in the prior-year period primarily driven by the Esselte Acquisition and higher go-to-market spending.

Amortization of Intangibles

Amortization of intangibles increased $3.6 million, or 67%, to $9.0 million from $5.4 million in the prior-year period. The increase was due to the Esselte and PA Acquisitions.

Restructuring Charges

Restructuring charges in the current period of $12.3 million related primarily to the integration of Esselte and Pelikan Artline. Restructuring charges in the prior-year period of $4.4 million related primarily to the integration of Pelikan Artline.

Operating Income

Operating income was flat at $45.4 million. Foreign currency translation increased operating income by $0.5 million, or 1%.

Interest Expense, Equity in Earnings of Joint Venture and Other Income, Net

Interest expense decreased $2.0 million, or 16%, to $10.8 million from $12.8 million in the prior-year period. The decrease was due to the refinancing of the senior unsecured notes completed during the fourth quarter of 2016, which lowered our interest rates, and was partially offset by increased debt related to the Esselte Acquisition. The prior-year period also included $0.9 million in refinancing costs associated with the PA Acquisition.

Equity in earnings of joint venture declined from $0.8 million in the prior-year period to zero because the Company completed the PA Acquisition on May 2, 2016. Accordingly, the results of the Pelikan Artline joint-venture have been included in the Company's consolidated results from that date forward. Historically the Pelikan Artline joint-venture was accounted for using the equity method.

Other income, net decreased $35.1 million to $1.5 million from $36.6 million in the prior-year period. The current period included a $2.3 million foreign currency gain related to the settlement of certain intercompany transactions. The prior-year period included a $35.2 million gain arising from the PA Acquisition due to the revaluation of the Company's previously held equity interest to fair value and $1.6 million related to the reversal of the mark-to-market of a forward currency contract.

Income Taxes

For the current-year period, income tax expense was $14.6 million on income before taxes of $38.1 million, with an effective tax rate of 38.3%. For the prior-year period, income tax expense was $10.0 million on income before taxes of $71.9 million, with an effective tax rate of 13.9%. The lower effective tax rate in the prior-year period was primarily due to a $35.2 million gain arising from the PA Acquisition due to the revaluation of the previously held equity interest to fair value, which was not subject to tax.

Net Income

Net income decreased $38.4 million, or 62%, to $23.5 million, or $0.21 per diluted share, from $61.9 million, or $0.57 per diluted share, in the prior-year period. Foreign currency translation increased net income by $1.1 million, or 2%. The prior-year period included a $35.2 million gain arising from the PA Acquisition due to the revaluation to fair value of the company's previously held equity investment in Pelikan Artline, as well as higher income tax expense.

Segment Discussion

	Three Months Ended June 30, 2017			Amount of Change
	Net Sales	Segment Operating Income (A)	Operating Income Margin	Net Sales	Net Sales	Segment Operating Income	Segment Operating Income	Margin Points

(in millions of dollars)				$	%	$	%
ACCO Brands North America	$280.6	$52.5	18.7%	$(14.8)	(5)%	$(0.5)	(1)%	80
ACCO Brands EMEA	128.5	0.7	0.5%	87.2	211%	(0.9)	(56)%	(340)
ACCO Brands International	80.9	4.0	4.9%	7.5	10%	0.9	29%	70
Total	$490.0	$57.2		$79.9		$(0.5)

	Three Months Ended June 30, 2016
	Net Sales	Segment Operating Income (A)	Operating Income Margin

(in millions of dollars)
ACCO Brands North America	$295.4	$53.0	17.9%
ACCO Brands EMEA	41.3	1.6	3.9%
ACCO Brands International	73.4	3.1	4.2%
Total	$410.1	$57.7

(A) Segment operating income excludes corporate costs: "Interest expense," "Interest income," "Equity in earnings of joint-venture," and "Other income, net." See "Part I, Item 1. Note 15. Information on Business Segments," for a reconciliation of total "Segment operating income" to "Income before income tax."

ACCO Brands North America

ACCO Brands North America net sales decreased $14.8 million, or 5%, to $280.6 million from $295.4 million in the prior-year period. The Esselte Acquisition contributed sales of $3.8 million, or 1%. Foreign currency translation decreased sales by $1.4 million, or 0.5%. The comparable sales decrease was due to expected declines with office superstore customers, lower sales of commodity items, and the later timing of back-to-school shipments compared to the prior-year period; more back-to-school orders were shipped in July rather than June in the prior year.

ACCO Brands North America operating income decreased $0.5 million, or 1%, to $52.5 million from $53.0 million in the prior-year period, but operating income margin increased to 18.7% from 17.9%. The decrease in operating income was due to lower sales, higher go-to-market spending and $2.8 million in restructuring charges, partially offset by favorable customer/product mix, and cost savings and productivity improvements. The restructuring charges result from a plan to enhance the future long-term performance of the business and integrate Esselte. The operating income margin increase was driven by higher gross margins, primarily due to the favorable customer/product mix.

ACCO Brands EMEA

ACCO Brands EMEA net sales increased $87.2 million, or 211%, to $128.5 million from $41.3 million in the prior-year period. The Esselte Acquisition contributed sales of $92.7 million, or 225%. Foreign currency translation decreased sales by $2.1 million, or 5%. The comparable sales decrease was due to volume declines, primarily in the U.K., in part due to share loss.

ACCO Brands EMEA operating income decreased $0.9 million to $0.7 million from $1.6 million in the prior-year period, and operating income margin decreased to 0.5% from 3.9%. The Esselte Acquisition, including restructuring costs of $6.1 million and integration costs of $2.3 million, contributed a loss of $1.7 million. Foreign currency translation increased operating income by $0.8 million. The underlying operating income was flat as lower sales volume was offset by lower SG&A.

ACCO Brands International

ACCO Brands International net sales increased $7.5 million, or 10%, to $80.9 million from $73.4 million in the prior-year period. The PA and the Esselte Acquisitions contributed sales of $9.1 million, or 12%. Foreign currency translation increased sales by $1.0 million, or 1%. The comparable sales decrease was primarily due to channel and economic softness in Australia, partially offset by higher volume in Brazil.

ACCO Brands International operating income increased $0.9 million, or 29%, to $4.0 million from $3.1 million in the prior-year period, and operating income margin increased to 4.9% from 4.2%. The acquisitions contributed operating income of $0.2 million. Restructuring charges and integration costs in the current-year period were $3.4 million and $0.5 million, respectively. The prior-year period included restructuring costs of $3.3 million, integration costs of $0.3 million and the amortization of step-up in the value of finished goods inventory of $0.2 million. The underlying increase was driven by Brazil, due to a $0.9 million recovery of an indirect tax in Brazil, and higher gross margins, partially offset by lower sales volume.

Six months ended June 30, 2017 versus six months ended June 30, 2016

The following table presents the Company’s results for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,		Amount of Change
(in millions of dollars, except per share data)	2017	2016	$	%
Net sales	$849.8	$688.2	$161.6	23%
Cost of products sold	570.5	471.0	99.5	21%
Gross profit	279.3	217.2	62.1	29%
Gross profit margin	32.9%	31.6%		1.3	pts
Advertising, selling, general and administrative expenses	193.8	150.8	43.0	29%
Amortization of intangibles	17.0	10.1	6.9	68%
Restructuring charges	13.8	4.4	9.4	214%
Operating income	54.7	51.9	2.8	5%
Operating income margin	6.4%	7.5%		(1.1)	pts
Interest expense	20.6	23.5	(2.9)	(12)%
Interest income	(3.3)	(3.3)	—	-
Equity in earnings of joint venture	—	(2.1)	(2.1)	(100)%
Other income, net	(0.8)	(35.5)	(34.7)	(98)%
Income tax expense	11.1	2.6	8.5	327%
Effective tax rate	29.1%	3.8%		25.3	pts
Net income	27.1	66.7	(39.6)	(59)%
Weighted average number of diluted shares outstanding:	112.1	108.6	3.5	3%
Diluted income per share	$0.24	$0.61	$(0.37)	(61)%

Net Sales

Net sales increased $161.6 million, or 23%, to $849.8 million from $688.2 million in the prior-year period. The Esselte and PA Acquisitions contributed sales of $198.7 million, or 29%. The underlying sales decrease was primarily due to declines at office superstore customers, lost product listings and the timing of orders compared to the prior-year period.

Cost of Products Sold

Cost of products sold increased $99.5 million, or 21%, to $570.5 million from $471.0 million in the prior-year period. The Esselte and PA Acquisitions added $133.4 million to the cost of products sold. The underlying decline was due to lower sales volume (primarily in North America and EMEA), cost savings and productivity improvements.

Gross Profit

Gross profit increased $62.1 million, or 29%, to $279.3 million from $217.2 million in the prior-year period. The Esselte and PA Acquisitions contributed gross profit of $65.3 million. The underlying decline was due to lower sales volume, partially offset by cost savings and productivity improvements, and higher pricing.

Gross profit margin increased to 32.9% from 31.6%. The increase was primarily due to cost savings and productivity improvements and higher pricing.

Advertising, Selling, General and Administrative Expenses

SG&A increased $43.0 million, or 29%, to $193.8 million from $150.8 million in the prior-year period. The Esselte and PA Acquisitions increased SG&A by $47.6 million, including $8.1 million of integration and transaction costs related to the Esselte and PA Acquisitions. The prior-year period included $3.7 million in transaction and integration costs related to the Esselte and PA Acquisitions. Foreign currency translation reduced SG&A by $1.2 million, or 1%. The underlying SG&A was comparable to the prior-year period.

As a percentage of sales, SG&A increased to 22.8% from 21.9% in the prior-year period, primarily due to higher integration and transaction costs incurred in the current-year period.

Amortization of Intangibles

Amortization of intangibles increased $6.9 million, or 68%, to $17.0 million from $10.1 million in the prior-year period. The increase was due to the Esselte and PA Acquisitions.

Restructuring Charges

Restructuring charges in the current period of $13.8 million related primarily to the integration of Esselte and Pelikan Artline. Restructuring charges in the prior-year period of $4.4 million related primarily to the integration of Pelikan Artline.

Operating Income

Operating income increased $2.8 million, to $54.7 million from $51.9 million in the prior-year period. Foreign currency translation increased operating income by $1.2 million, or 2.3%. The underlying increase was due to the Esselte and PA Acquisitions, partially offset by restructuring charges.

Interest Expense, Equity in Earnings of Joint Venture and Other Income, Net

Interest expense decreased $2.9 million, or 12%, to $20.6 million from $23.5 million in the prior-year period. The decrease was due to the refinancing of the senior unsecured notes completed during the fourth quarter of 2016, which lowered our interest rates, and was partially offset by increased debt related to the Esselte Acquisition. The prior-year period also included $0.9 million in refinancing costs associated with the PA Acquisition.

Equity in earnings of joint venture declined from $2.1 million in the prior-year period to zero because the Company completed the PA Acquisition on May 2, 2016. Accordingly, the results of the Pelikan Artline joint-venture have been included in the Company's consolidated results from that date forward. Historically the Pelikan Artline joint-venture was accounted for using the equity method.

Other income, net decreased $34.7 million to $0.8 million from $35.5 million in the prior-year period. The current period included a $2.3 million foreign currency gain related to the settlement of certain intercompany transactions. The prior-year period included a $35.2 million gain arising from the PA Acquisition due to the revaluation of the Company's previously held equity interest to fair value and $1.0 million gain on the settlement of an intercompany loan, previously deemed permanently invested.

Income Taxes

For the current-year period, income tax expense was $11.1 million on income before taxes of $38.2 million, with an effective tax rate of 29.1%. The current-year period included $5.5 million of excess tax benefits from stock-based compensation related to the adoption of ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. See "Note 2. Recent Accounting Pronouncements" to the condensed consolidated financial statements contained in Item 1. of this report for details on the adoption of this new standard. For the prior-year period, income tax expense was $2.6 million on income before taxes of $69.3 million, with an effective tax rate of 3.8%. The lower effective tax rate in the prior-year period was primarily due to the following: 1) the $35.2 million gain arising from the PA Acquisition due to the revaluation of the previously held equity interest to fair value, which was not subject to tax, and 2) tax losses on foreign exchange on the repayment of intercompany loans, for which the pre-tax effect was recorded in equity.

Net Income

Net income decreased $39.6 million, or 59%, to $27.1 million or $0.24 per diluted share, from $66.7 million, or $0.61 per diluted share in the prior-year period. Foreign currency translation increased net income by $1.0 million, or 1%. The prior-year period included a $35.2 million gain arising from the PA Acquisition due to the revaluation to fair value of the company's previously held equity investment in Pelikan Artline, as well as higher income tax expense.
Segment Discussion

	Six Months Ended June 30, 2017			Amount of Change
	Net Sales	Segment Operating Income (A)	Operating Income Margin	Net Sales	Net Sales	Segment Operating Income	Segment Operating Income	Margin Points

(in millions of dollars)				$	%	$	%
ACCO Brands North America	$455.5	$59.1	13.0%	$(19.2)	(4)%	$(3.9)	(6)%	(30)
ACCO Brands EMEA	225.0	5.5	2.4%	144.8	181%	3.7	206%	20
ACCO Brands International	169.3	14.1	8.3%	36.0	27%	5.4	62%	180
Total	$849.8	$78.7		$161.6		$5.2

	Six Months Ended June 30, 2016
	Net Sales	Segment Operating Income (A)	Operating Income Margin

(in millions of dollars)
ACCO Brands North America	$474.7	$63.0	13.3%
ACCO Brands EMEA	80.2	1.8	2.2%
ACCO Brands International	133.3	8.7	6.5%
Total	$688.2	$73.5
(A) Segment operating income excludes corporate costs; "Interest expense," "Interest income," "Equity in earnings of joint-venture" and "Other income, net." See "Part I, Item 1. Note 15. Information on Business Segments," for a reconciliation of total Segment operating income to "Income before income tax."

ACCO Brands North America

ACCO Brands North America net sales decreased $19.2 million, or 4%, to $455.5 million from $474.7 million in the prior-year period. The Esselte Acquisition contributed sales of $6.7 million, or 1%. The comparable sales decrease was primarily due to continued declines with office superstore customers, lost product listings with certain customers and the timing of orders compared to the prior-year period.

ACCO Brands North America operating income decreased $3.9 million, or 6%, to $59.1 million from $63.0 million in the prior-year period, and operating income margin decreased to 13.0% from 13.3%. The decreases were due to lower sales and $4.1 million in restructuring charges, partially offset by favorable customer and product mix, and cost savings and productivity improvements. The restructuring charges related to the realigned operating structure for our former Computer Products Group and other projects to enhance the future long-term performance of the business and the Esselte integration.

ACCO Brands EMEA

ACCO Brands EMEA net sales increased $144.8 million, or 181%, to $225.0 million from $80.2 million in the prior-year period. The Esselte Acquisition contributed sales of $157.2 million, or 196%. Foreign currency translation decreased sales by $4.2 million, or 5.2%. The comparable sales decrease was due to volume declines, in part due to share loss and in part due to inventory reductions by certain customers in transition.

ACCO Brands EMEA operating income increased $3.7 million, or 206%, to $5.5 million from $1.8 million in the prior-year period, and operating income margin increased to 2.4% from 2.2%. The Esselte Acquisition contributed operating income of $2.9 million, including restructuring costs of $6.1 million, integration costs of $3.4 million and the amortization of step-up in the value of finished goods inventory of $0.8 million. Foreign currency translation increased operating income by $1.7 million. The underlying decrease was driven primarily by lower sales volume.

ACCO Brands International

ACCO Brands International net sales increased $36.0 million, or 27%, to $169.3 million from $133.3 million in the prior-year period. The PA and the Esselte Acquisitions contributed sales of $34.8 million, or 26%. Foreign currency translation increased sales by $4.6 million, or 4%. The comparable sales decrease was primarily due to channel and economic softness in Australia, partially offset by pricing in most regions, which benefited sales by 2% as we raised prices to recover our gross margin following foreign-exchange-related increases to our cost of products sold.

ACCO Brands International operating income increased $5.4 million, or 62%, to $14.1 million from $8.7 million in the prior-year period, and operating income margin increased to 8.3% from 6.5%. The acquisitions contributed operating income of $3.4 million. Restructuring charges and integration costs in the current-year period were $3.6 million and $0.9 million, respectively. The prior-year period included restructuring costs of $3.3 million and integration costs of $0.3 million and the amortization of step-up in the value of finished goods inventory of $0.2 million. The underlying increase was driven by improved profitability in Brazil.

Liquidity and Capital Resources

Our primary liquidity needs are to service indebtedness, fund capital and support working capital requirements. Our principal sources of liquidity are cash flows from operating activities, cash and cash equivalents held and seasonal borrowings under our 2017 Revolving Facility. As of June 30, 2017, there were $309.9 million in borrowings under our $400.0 million 2017 Revolving Facility and the amount available for borrowings was $76.7 million (allowing for $13.4 million of letters of credit outstanding on that date).

We maintain adequate financing arrangements at market rates. Because of the seasonality of our business, we typically generate much of our cash flow in the first, third and fourth quarters, as accounts receivables are collected, and use cash in the second quarter to fund working capital in order to support the North America back-to-school season. Our Brazilian business is highly seasonal due to the timing of its back-to-school season, which coincides with the calendar year-end in the fourth quarter. Due to various tax laws, it is costly to transfer short-term working capital in and out of Brazil; therefore, our normal practice is to hold seasonal cash requirements in Brazil, and invest it in short-term Brazilian government securities. Consolidated cash and cash equivalents was $102.2 million as of June 30, 2017, approximately $68 million of which was held in Brazil. Our priorities for cash flow use over the near term, after funding business operations, including restructuring expenditures, are debt reduction and stock repurchases.

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

The current senior secured credit facilities have a weighted average interest rate of 3.69% as of June 30, 2017 and our senior unsecured notes have a fixed interest rate of 5.25%.

Restructuring and Integration Activities

From time to time the Company may implement restructuring, realignment or cost-reduction plans and activities, including those related to integrating acquired businesses.

During the three and six months ended June 30, 2017, the Company recorded an aggregate $12.3 million and $13.8 million, respectively, in restructuring expenses primarily related to the integration of the ACCO Brands and Esselte operations worldwide. The remaining charges relate to the integration of ACCO Brands and Pelikan Artline operations in Australia, and the change in the operating structure in North America, including integration of our former Computer Products Group. For additional details, see "Note 9. Restructuring" to the condensed consolidated financial statements contained in Item 1. of this report.

In addition, during the three and six months ended June 30, 2017, the Company recorded an aggregate $1.9 million and $3.8 million, respectively, in non-restructuring integrations expenses related to the integration of the ACCO Brands and Esselte operations.

Consistent with our previous communications about the Esselte Acquisition, the Company currently expects it will record approximately $5 million for integration activities and $17 million in additional restructuring expenses over the balance of 2017 and 2018. As integration plans are still being formulated, most notably in relation to the recent Esselte Acquisition, it is not possible to reasonably estimate the nature or timing of these restructuring and integration charges or the timing or their associated cash outflows.

Cash Flow for the six months ended June 30, 2017 versus six months ended June 30, 2016

Cash Flow from Operating Activities

Cash provided by operating activities during the six months ended June 30, 2017 of $7.9 million was generated principally from net working capital (accounts receivable, inventories, accounts payable) and improved operating profits, primarily due to the Esselte and PA Acquisitions, offset by professional fees and other payments associated with the Esselte Acquisition. This compares to the $1.7 million provided in the comparable 2016 period. The relatively small cash inflow generated through the first six months is typical for our business as we invest in the "back-to-school" season, primarily in North America. Accounts receivable contributed $51.2 million, which was lower than the prior year of $60.6 million due to lower sales and collections. Cash provided by accounts payable of $40.2 million in 2017, which compared to $24.4 million in the prior year, was higher primarily due to the timing of acquisitions and inventory purchases. The use of cash for inventory of $75.0 million was marginally higher than the prior year of $70.7 million due to the timing of seasonal inventory builds and acquisitions. Partially offsetting the cash generated from net working capital were, employee annual incentive payments made in the first quarter (including Esselte payroll taxes related to transaction bonuses paid by the seller), and interest payments, which were broadly in line with those made during the prior year. Other significant cash fluctuations included tax payments of $20.5 million in 2017, which were higher than the $6.9 million paid in 2016, and increased pension contributions of $10.8 million in 2017, compared to $3.1 million in 2016.

The table below shows our cash flow from accounts receivable, inventories and accounts payable for the six months ended June 30, 2017 and 2016:

	Six Months Ended
(in millions of dollars)	June 30, 2017	June 30, 2016
Accounts receivable	$51.2	$60.6
Inventories	(75.0)	(70.7)
Accounts payable	40.2	24.4
Cash flow provided by net working capital	$16.4	$14.3

Cash Flow from Investing Activities

Cash used by investing activities was $305.4 million and $92.2 million for the six months ended June 30, 2017 and 2016, respectively. The 2017 cash outflow reflects $292.6 million of purchase price, net of cash acquired, in connection with the Esselte Acquisition. See "Note 3. Acquisition" to the condensed consolidated financial statements contained in Item 1. of this report for details on the Esselte Acquisition. Capital expenditures were $13.0 million and $6.9 million for the six months ended June 30, 2017 and 2016, respectively, with the increase due to information technology systems-related investments.

Cash Flow from Financing Activities

Cash provided by financing activities was $353.1 million for the six months ended June 30, 2017, compared to $125.7 million provided for the same period of 2016. Cash provided in 2017 reflects long-term borrowings of $473.8 million, consisting of €300.0 million (US$320.8 million based on January 27, 2017 exchange rates) in the form of an incremental Term Loan A to fund the Esselte Acquisition, along with additional borrowings of US$91.4 million under the Company’s 2017 Revolving Facility, primarily to repay the U.S. Dollar Senior Secured Term Loan A. Repayments of long-term debt of $104.8 million include the repayment of the U.S. Dollar Senior Secured Term Loan A in the amount of $81.0 million and repayments on the Australian Dollar Senior Secured Term Loan A. Additionally, we used cash of $12.4 million for payments related to tax withholding for stock-based compensation and repurchases of common stock, net of proceeds received from the exercise of stock options, and 3.5 million of debt issuance costs associated with the financing of the Esselte Acquisition. The cash provided in 2016 primarily reflects net borrowings in association with the PA Acquisition which occurred during the second quarter of 2016.

Credit Facilities and Notes Covenants

As of and for the period ended June 30, 2017, the Company was in compliance with all applicable covenants under the senior secured credit facilities and indenture governing the senior unsecured notes.

Guarantees and Security

Generally, obligations under our 2017 Credit Agreement and debt instruments are guaranteed by certain of the Company's existing and future domestic subsidiaries, and are secured by substantially all of the Company's and certain guarantor subsidiaries' assets, subject to certain exclusions and limitations.

Adequacy of Liquidity Sources

We believe that cash flow from operations, our current cash balance and other sources of liquidity, including borrowings available under the 2017 Revolving Facility, will be adequate to support our requirements for working capital, capital and restructuring expenditures and to service indebtedness for the foreseeable future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk" of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Foreign Exchange Risk Management

As discussed in Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2016, the Company is exposed to various market risks, including changes in foreign currency exchange rates and interest rate changes. For the Esselte Acquisition, completed on January 31, 2017, we took on €300.0 million in debt. For more information see "Note 3. Acquisition" and "Note 4. Long-term Debt and Short-term Borrowings" to the condensed consolidated financial statements contained in Item 1. of this report.

As a result of the Esselte and PA Acquisitions, the portion of the Company's business conducted in foreign currencies has substantially increased. For 2016, on a pro forma basis (as if we had acquired Esselte and Pelikan Artline on January 1, 2016), approximately 55% of the Company's revenues would be in foreign currencies as compared to 43% before the Esselte and PA Acquisitions. Except as described herein, there were no material changes to our Foreign Exchange Risk Management.

Interest Rate Risk Management

As discussed in "Note 4. Long-term Debt and Short-term Borrowings" to the condensed consolidated financial statements contained in Item 1. of this report, our bank debt has been refinanced in conjunction with the Esselte Acquisition.

Amounts outstanding under the 2017 Credit Agreement bear interest at a rate per annum equal to the Euro Rate with a 0% floor, the Australian BBSR Rate, the Canadian BA Rate or the Base Rate, as applicable and as each such rate is defined in the 2017 Credit Agreement, plus an "applicable rate." For the first fiscal quarter of 2017, the applicable rate was 2.00% per annum for Euro and Australian and Canadian dollar denominated loans, and 1.00% per annum for Base Rate loans. Thereafter, the applicable rate applied to outstanding Euro and Australian and Canadian dollar denominated loans and Base Rate loans is based on the Company’s Consolidated Leverage Ratio (as defined in the 2017 Credit Agreement).

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

(b) Changes in Internal Control over Financial Reporting.

In January 2017, we completed the Esselte Acquisition, which represented $98.2 million of our consolidated net sales for the quarter ended June 30, 2017 and $703.7 million of our consolidated assets as of June 30, 2017. As the Esselte Acquisition occurred in the first quarter of 2017, the scope of our evaluation of the effectiveness of internal control over financial reporting does not include Esselte. This exclusion is in accordance with the SEC's general guidance that an assessment of a recently acquired business may be omitted from our scope, but not for more than one year from the date of acquisition.

In May 2017, we implemented two new enterprise resource planning (“ERP”) systems in our Australian and Mexican operations and accordingly we have updated our internal control over financial reporting, as necessary, to accommodate modifications to our business processes.

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting, except as mentioned above.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not applicable.

(b) Not applicable.

(c) Common Stock Purchases

The following table provides information about our purchases of equity securities during the quarter ended June 30, 2017:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
April 1, 2017 to April 30, 2017	—	$—	—	$120,571,849
May 1, 2017 to May 31, 2017	440,905	11.34	440,905	115,571,896
June 1, 2017 to June 30, 2017	154,238	11.51	154,238	113,796,556
Total	595,143	$11.38	595,143	$113,796,556

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

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows and (v) related notes to those financial statements*

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
Kathleen D. Schnaedter
Senior Vice President, Corporate Controller and Chief Accounting Officer (principal accounting officer)
Date: August 3, 2017

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

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows and (v) related notes to those financial statements*

*	Filed herewith.

**	Furnished herewith.