Form 10-Q
period 2017-09-30
ACCO BRANDS Corp
filed 2017-11-01
CIK 712034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2017

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

As of October 24, 2017, the registrant had outstanding 106,551,024 shares of Common Stock.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements included in this Quarterly Report on Form 10-Q are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of invoking these safe harbor provisions. These forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the ACCO Brands Corporation (the "Company"), are generally identifiable by use of the words "will," "believe," "expect," "intend," "anticipate," "estimate," "forecast," "project," "plan," or similar expressions. In particular, our business outlook is based on certain assumptions, which we believe to be reasonable under the circumstances. These include, without limitation, assumptions regarding the timing, costs and synergies expected from the integration of acquisitions; changes in the macro environment; fluctuations in foreign currency rates; changes in the competitive landscape, consumer behavior and the office products industry; as well as other factors described below.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ACCO Brands Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

	September 30, 2017	December 31, 2016
(in millions of dollars)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$101.3	$42.9
Accounts receivable, net	418.4	391.0
Inventories	307.2	210.0
Other current assets	38.2	26.8
Total current assets	865.1	670.7
Total property, plant and equipment	643.4	528.0
Less: accumulated depreciation	(361.6)	(329.6)
Property, plant and equipment, net	281.8	198.4
Deferred income taxes	143.1	27.3
Goodwill	677.9	587.1
Identifiable intangibles, net	848.4	565.7
Other non-current assets	40.4	15.3
Total assets	$2,856.7	$2,064.5
Liabilities and Stockholders' Equity
Current liabilities:
Notes payable	$0.1	$63.7
Current portion of long-term debt	28.5	4.8
Accounts payable	192.0	135.1
Accrued compensation	49.6	42.8
Accrued customer program liabilities	118.6	94.0
Accrued interest	6.9	1.3
Other current liabilities	114.2	64.7
Total current liabilities	509.9	406.4
Long-term debt, net	1,005.9	627.7
Deferred income taxes	250.2	146.7
Pension and post-retirement benefit obligations	264.2	98.0
Other non-current liabilities	105.0	77.0
Total liabilities	2,135.2	1,355.8
Stockholders' equity:
Common stock	1.1	1.1
Treasury stock	(26.3)	(17.0)
Paid-in capital	1,993.5	2,015.7
Accumulated other comprehensive loss	(433.7)	(419.4)
Accumulated deficit	(813.1)	(871.7)
Total stockholders' equity	721.5	708.7
Total liabilities and stockholders' equity	$2,856.7	$2,064.5

See Notes to Condensed Consolidated Financial Statements (Unaudited).

ACCO Brands Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions of dollars, except per share data)	2017	2016	2017	2016
Net sales	$532.2	$431.3	$1,382.0	$1,119.5
Cost of products sold	354.3	287.1	924.8	758.1
Gross profit	177.9	144.2	457.2	361.4
Operating costs and expenses:
Advertising, selling, general and administrative expenses	107.5	82.3	301.3	233.1
Amortization of intangibles	9.4	5.8	26.4	15.9
Restructuring charges	2.3	0.4	16.1	4.8
Total operating costs and expenses	119.2	88.5	343.8	253.8
Operating income	58.7	55.7	113.4	107.6
Non-operating expense (income):
Interest expense	10.7	13.0	31.3	36.5
Interest income	(1.6)	(1.8)	(4.9)	(5.1)
Equity in earnings of joint-venture	—	—	—	(2.1)
Other (income) expense, net	(0.2)	6.8	(1.0)	(28.7)
Income before income tax	49.8	37.7	88.0	107.0
Income tax expense	19.2	15.0	30.3	17.6
Net income	$30.6	$22.7	$57.7	$89.4

Per share:
Basic income per share	$0.28	$0.21	$0.53	$0.84
Diluted income per share	$0.28	$0.21	$0.52	$0.82

Weighted average number of shares outstanding:
Basic	108.1	107.2	108.6	106.8
Diluted	110.3	109.4	111.5	108.9

See Notes to Condensed Consolidated Financial Statements (Unaudited).

ACCO Brands Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions of dollars)	2017	2016	2017	2016
Net income	$30.6	$22.7	$57.7	$89.4
Other comprehensive income (loss), net of tax:
Unrealized income (loss) on derivative instruments, net of tax benefit (expense) of $0.2 and $(0.2) and $1.5 and $0.7, respectively	—	0.5	(3.5)	(1.6)

Foreign currency translation adjustments, net of tax benefit (expense) of $0.4 and $0.0 and $4.6 and $0.0, respectively	1.2	(4.9)	(5.6)	35.4

Recognition of deferred pension and other post-retirement items, net of tax benefit (expense) of $0.6 and $(0.9) and $1.4 and $(3.6), respectively	(2.0)	2.7	(5.2)	10.0
Other comprehensive (loss) income, net of tax	(0.8)	(1.7)	(14.3)	43.8

Comprehensive income	$29.8	$21.0	$43.4	$133.2

See Notes to Condensed Consolidated Financial Statements (Unaudited).

ACCO Brands Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(in millions of dollars)	2017	2016
Operating activities
Net income	$57.7	$89.4
Gain on revaluation of previously held joint-venture equity interest	—	(28.9)
Amortization of inventory step-up	0.9	0.4
Loss (gain) on disposal of assets	0.2	(0.5)
Depreciation	26.3	23.0
Amortization of debt issuance costs	2.4	3.2
Amortization of intangibles	26.4	15.9
Stock-based compensation	11.9	12.1
Equity in earnings of joint-venture, net of dividends received	—	(1.6)
Changes in balance sheet items:
Accounts receivable	64.6	67.7
Inventories	(48.4)	(31.3)
Other assets	(5.0)	—
Accounts payable	(3.5)	(7.3)
Accrued expenses and other liabilities	(20.0)	(37.7)
Accrued income taxes	2.2	6.5
Net cash provided by operating activities	115.7	110.9
Investing activities
Additions to property, plant and equipment	(18.8)	(11.1)
Proceeds from the disposition of assets	0.1	0.8
Cost of acquisitions, net of cash acquired	(292.3)	(88.8)
Net cash used by investing activities	(311.0)	(99.1)
Financing activities
Proceeds from long-term borrowings	474.1	187.4
Repayments of long-term debt	(180.5)	(163.5)
Borrowings of notes payable, net	—	7.8
Payments for debt issuance costs	(3.5)	(0.8)
Repurchases of common stock	(36.3)	—
Payments related to tax withholding for stock-based compensation	(9.3)	(5.0)
Proceeds from the exercise of stock options	3.2	1.9
Net cash provided by financing activities	247.7	27.8
Effect of foreign exchange rate changes on cash and cash equivalents	6.0	6.0
Net increase in cash and cash equivalents	58.4	45.6
Cash and cash equivalents
Beginning of the period	42.9	55.4
End of the period	$101.3	$101.0

See Notes to Condensed Consolidated Financial Statements (Unaudited).

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

As used in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, the terms "ACCO Brands," "ACCO," the "Company," "we," "us," and "our" refer to ACCO Brands Corporation and its consolidated subsidiaries.

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

The Condensed Consolidated Balance Sheet as of September 30, 2017, the related Consolidated Statements of Income and the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2017 and 2016 and Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016 are unaudited. The December 31, 2016, Condensed Consolidated Balance Sheet data was derived from audited financial statements, but does not include all annual disclosures required by GAAP. The above referenced financial statements included herein were prepared by management on the same basis as the Company's audited consolidated financial statements for the year ended December 31, 2016, and reflect all adjustments (consisting solely of normal recurring items unless otherwise noted) which are, in the opinion of management, necessary for the fair presentation of results of operations and cash flows for the interim periods ended September 30, 2017 and 2016, and the financial position of the Company as of September 30, 2017. Interim results may not be indicative of results for a full year.

On January 31, 2017, the Company completed the acquisition (the "Esselte Acquisition") of Esselte Group Holdings AB ("Esselte"). Accordingly, the financial results of Esselte are included in the Company's condensed consolidated financial statements as of February 1, 2017, and are reflected in all three of the Company's reportable segments. See "Note 3. Acquisition" for details on the Esselte Acquisition.

On May 2, 2016, the Company completed the acquisition of Australia Stationery Industries, Inc. (the "PA Acquisition"), which indirectly owned the 50% of the Pelikan Artline joint-venture and the issued capital stock of Pelikan Artline Pty Limited (collectively, "Pelikan Artline") that was not already owned by the Company. Prior to the PA Acquisition, the Pelikan Artline joint-venture was accounted for using the equity method. From the date of the PA Acquisition, which was May 2, 2016, the results of Pelikan Artline are included in the Company's condensed consolidated financial statements and are reported in the ACCO Brands International segment. Accordingly, we no longer separately report equity in earnings from this joint-venture.

Effective with the first quarter of 2017, as a result of the Esselte Acquisition, the Company realigned its operating structure, which impacted its determination of its business segments for financial reporting purposes. As a result, the Company no longer reports the financial results of its Computer Products Group as a separate segment. Prior year amounts included herein have been restated to conform to the current year presentation. See "Note 15. Information on Business Segments" for details on the realigned segments.

The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting periods. Actual results could differ from those estimates.

2. Recent Accounting Pronouncements

In March 2017, the Financial Accounting Standards Board (the "FASB") issued ASU No. 2017-07, "Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-retirement Benefit Cost." The standard requires employers to disaggregate the service cost component from the other components of net benefit cost and disclose the amount of net benefit cost that is included in the income statement or capitalized in assets, by line item. The standard requires employers to report the service cost component in the same line item(s) as other compensation costs and to report

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

other pension-related costs (which include interest costs, amortization of pension-related costs from prior periods, and the gains or losses on plan assets) separately and exclude them from the subtotal of operating income. The standard also allows only the service cost component to be eligible for capitalization when applicable. The guidance requires application on a retrospective basis for the presentation of the service cost component and the other components of net periodic pension cost and net periodic post-retirement benefit cost in the income statement and on a prospective basis for the capitalization of the service cost component of net periodic pension cost and net periodic post-retirement benefit in assets. ASU No. 2017-07 is effective for fiscal years beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted as of the beginning of an annual period for which interim financial statements have not been issued. The Company will adopt ASU 2017-07 at the beginning of its 2018 fiscal year. The adoption of ASU No. 2017-07 is not expected to have a material effect on the Company's net income, but it is expected to have a material effect on its operating income. If the Company uses the practical expedient that permits an employer to use the amounts disclosed in its pension and other retiree benefits footnote, included in our Annual Report on Form 10-K, for the prior comparative periods, as the basis for applying the retrospective presentation requirements, the Company's operating income would be reduced by approximately $8 million for each of the years 2016 and 2017.

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

•
In December 2016, the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which amends certain narrow aspects of the guidance issued in ASU 2014-09 including guidance related to the disclosure of remaining performance obligations and prior-period performance obligations, as well as other amendments to the guidance on loan guarantee fees, contract costs, refund liabilities, advertising costs and the clarification of certain examples.

There are two methods of adoption allowed, either a "full" retrospective adoption or a "modified" retrospective adoption. The Company expects to use the modified retrospective method of adoption on January 1, 2018. Based on the Company's assessment

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

and detailed review of the historical revenue transactions with our customers, the impact of the application of ASU 2014-09 is expected to be immaterial to the Company's consolidated financial statements in any interim or annual reporting period. The Company has identified certain customer contracts in its private label/custom product revenue stream which will be recognized over time under the new revenue recognition standard as compared to a point in time under the current standard. The Company expects that revenue recognition related to the processing, fulfillment and shipment of its goods and services will remain substantially unchanged. The Company will conclude on the impact of the application of ASU 2014-09 as of January 1, 2018.

Recently Adopted Accounting Standards

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This new standard simplifies the accounting for employee share-based payments and involves several aspects of the accounting for share-based transactions, including the potential timing of expenses, the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company adopted ASU 2016-09 effective with the first quarter of 2017. The Company made the allowed accounting policy election to account for forfeitures as they occur, which will affect the timing of stock compensation expense, but not the overall expense. The change in accounting of forfeitures, along with the changes related to how excess tax benefits are recognized, has been done using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the first quarter of 2017, which was not material. An effect of the change was to require recognition of excess tax benefits in our "Consolidated Statements of Income" rather than as a component of equity under the previous standard; therefore, for the nine months ended September 30, 2017, a tax benefit of $5.5 million was recorded to the Company's income statement.

3. Acquisition

On January 31, 2017, ACCO Europe Limited ("ACCO Europe"), an indirect wholly-owned subsidiary of the Company, completed the Esselte Acquisition. The Esselte Acquisition was made pursuant to the share purchase agreement, dated October 21, 2016, as amended (the "Purchase Agreement") among ACCO Europe, the Company and an entity controlled by J. W. Childs (the "Seller").

With the acquisition of Esselte, ACCO Brands is a leading European manufacturer and marketer of branded business products. Esselte takes products to market under the Leitz®, Rapid® and Esselte® brands in the storage and organization, stapling, punching, business machines and do-it-yourself tools product categories. The combination improved ACCO Brands’ scale and enhanced its position as an industry leader in Europe.

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

The Esselte Acquisition and related expenses were funded through a term loan of €300.0 million (US$320.8 million based on January 27, 2017 exchange rates) and cash on hand. See "Note 4. Long-term Debt and Short-term Borrowings" for details.

For accounting purposes, the Company is the acquiring enterprise. The Esselte Acquisition is being accounted for as a purchase combination and Esselte's results are included in the Company’s condensed consolidated financial statements as of February 1, 2017. Esselte's results for the three and nine months ended September 30, 2017 include $107.7 million and $274.5 million of net sales, respectively.

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The following table presents the preliminary allocation of the consideration given to the fair values of the assets acquired and liabilities assumed at the date of acquisition.

(in millions of dollars)	At January 31, 2017
Calculation of Goodwill:
Purchase price, net of working capital adjustment	$326.5

Plus fair value of liabilities assumed:
Accounts payable and accrued liabilities	122.6
Deferred tax liabilities	81.9
Pension obligations	171.5
Other non-current liabilities	5.2
Fair value of liabilities assumed	$381.2

Less fair value of assets acquired:
Cash acquired	34.2
Accounts receivable	60.0
Inventory	41.9
Property, plant and equipment	78.0
Identifiable intangibles	277.0
Deferred tax assets	96.7
Other assets	10.4
Fair value of assets acquired	$598.2

Goodwill	$109.5

We are continuing our review of our fair value estimate of assets acquired and liabilities assumed during the measurement period, which will conclude as soon as we receive the information we are seeking about facts and circumstances that existed as of the acquisition date or learn that more information is not available. This measurement period will not exceed one year from the acquisition date. The excess of the purchase price over the fair value of net assets acquired is allocated to goodwill. The goodwill of $109.5 million is primarily attributable to synergies expected to be realized from facility integration, headcount reduction and other operational streamlining activities, and from the existence of an assembled workforce.

Our fair value estimate of assets acquired and liabilities assumed is pending the completion of several elements, including the finalization of an independent appraisal and valuations of the fair value of the assets acquired and liabilities assumed and final review by our management. The primary areas that are not yet finalized relate to income taxes and contingent liabilities. Accordingly, there could be material adjustments to our condensed consolidated financial statements related to our valuations.

During the third quarter of 2017, the previously estimated values for property, plant and equipment continued to be refined, which resulted in reductions in value of $5.6 million and we revised the depreciable life of certain assets. The impact to net income from this refinement in the first and second quarters of 2017 would have been immaterial.

In addition, the previously estimated values for trade name and customer relationship intangible values were also refined, which resulted in an increase in value of $3.0 million, the updated values for which are included in "Note 8. Goodwill and Identifiable Intangible Assets." The impact to net income from this refinement in the first and second quarters of 2017 would have been immaterial.

The final determination of the purchase price, fair values and resulting goodwill may differ significantly from what is reflected in these condensed consolidated financial statements.

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

During the three months ended September 30, 2017 and 2016, transaction costs related to the Esselte Acquisition were $1.6 million and $4.3 million, respectively. During the nine months ended September 30, 2017 and 2016, transaction costs were $5.0 million and $6.3 million, respectively. For the year ended December 31, 2016, transaction costs totaled $9.2 million. These costs were reported as advertising, selling, general and administrative expenses.

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

Had the Esselte Acquisition occurred on January 1, 2016, unaudited pro forma consolidated results for the three and nine months ended September 30, 2017 and 2016 would have been as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions of dollars, except per share data)	2017	2016	2017	2016
Net sales	$532.2	$538.7	$1,418.0	$1,439.4
Net income	32.0	22.8	72.9	67.9
Net income per common share (diluted)	$0.29	$0.21	$0.65	$0.62

The pro forma amounts are based on the Company's historical results and the historical results for the acquired Esselte business, which have been translated at the average foreign exchange rates for the periods presented. The pro forma results of operations have been adjusted for amortization of finite-lived intangibles, and other charges related to the Esselte Acquisition accounting. The pro forma results for the nine months ended September 30, 2016 have also been adjusted to include transaction costs related to the Esselte Acquisition of $14.2 million and amortization of the purchase accounting step-up in inventory cost of $0.9 million.

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

4. Long-term Debt and Short-term Borrowings

Notes payable and long-term debt, listed in order of their security interests, consisted of the following as of September 30, 2017 and December 31, 2016:

(in millions of dollars)	September 30, 2017	December 31, 2016
Euro Senior Secured Term Loan A, due January 2022 (floating interest rate of 1.50% at September 30, 2017)	$342.9	$—
U.S. Dollar Senior Secured Term Loan A, due April 2020 (floating interest rate of 2.27% at December 31, 2016)	—	81.0
Australian Dollar Senior Secured Term Loan A, due January 2022 (floating interest rate of 3.25% at September 30, 2017)	61.3	—
Australian Dollar Senior Secured Term Loan A, due April 2020 (floating interest rate of 3.25% at December 31, 2016)	—	70.3
U.S. Dollar Senior Secured Revolving Credit Facility, due January 2022 (floating interest rate of 2.82% at September 30, 2017)	145.9	—
U.S. Dollar Senior Secured Revolving Credit Facility, due April 2020 (floating interest rate of 2.59% at December 31, 2016)	—	63.7
Australian Dollar Senior Secured Revolving Credit Facility, due January 2022 (floating interest rate of 3.25% at September 30, 2017)	91.1	—
Australian Dollar Senior Secured Revolving Credit Facility, due April 2020 (floating interest rate of 3.27% at December 31, 2016)	—	87.9
Senior Unsecured Notes, due December 2024 (fixed interest rate of 5.25%)	400.0	400.0
Other borrowings	0.7	0.6
Total debt	1,041.9	703.5
Less:
Current portion	28.6	68.5
Debt issuance costs, unamortized	7.4	7.3
Long-term debt, net	$1,005.9	$627.7

In connection with the Esselte Acquisition, the Company entered into a Third Amended and Restated Credit Agreement (the "2017 Credit Agreement"), dated as of January 27, 2017, among the Company, certain subsidiaries of the Company, Bank of America, N.A., as administrative agent, and the other agents and various lenders party thereto. The 2017 Credit Agreement amended and restated the Company’s Second Amended and Restated Credit Agreement, dated April 28, 2015, as amended, among the Company, certain subsidiaries of the Company, Bank of America, N.A., as administrative agent, and the other lenders party thereto (the "2015 Credit Agreement").

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

Interest rates

Amounts outstanding under the 2017 Credit Agreement bear interest at a rate per annum equal to the Euro Rate with a 0% floor, the Australian BBSR Rate, the Canadian BA Rate or the Base Rate, as applicable and as each such rate is defined in the 2017

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Credit Agreement, plus an "applicable rate." The applicable rate applied to outstanding Euro, Australian and Canadian dollar denominated loans and Base Rate loans is based on the Company’s Consolidated Leverage Ratio (as defined in the 2017 Credit Agreement) as follows:

Consolidated Leverage Ratio	Applicable Rate on Euro/AUD/CDN Dollar Loans	Applicable Rate on Base Rate Loans
> 4.00 to 1.00	2.50%	1.50%
≤ 4.00 to 1.00 and > 3.50 to 1.00	2.25%	1.25%
≤ 3.50 to 1.00 and > 3.00 to 1.00	2.00%	1.00%
≤ 3.00 to 1.00 and > 2.00 to 1.00	1.50%	0.50%
≤ 2.00 to 1.00	1.25%	0.25%

As of September 30, 2017, the applicable rate on Euro/AUD/CDN Dollar Loans was 1.50% and the applicable rate on Base rate loans was 0.50%. Undrawn amounts under the 2017 Revolving Facility are subject to a commitment fee rate of 0.25% to 0.40% per annum, depending on the Company’s Consolidated Leverage Ratio. As of September 30, 2017, the commitment fee rate was 0.30%.

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

As of and for the periods ended September 30, 2017 and December 31, 2016, the Company was in compliance with all applicable loan covenants.

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

As of September 30, 2017, there were $237.0 million in borrowings outstanding under the 2017 Revolving Facility. The remaining amount available for borrowings was $151.1 million (allowing for $11.9 million of letters of credit outstanding on that date).

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

5. Pension and Other Retiree Benefits

The components of net periodic benefit (income) cost for pension and post-retirement plans for the three and nine months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended September 30,
	Pension				Post-retirement
	U.S.		International
(in millions of dollars)	2017	2016	2017	2016	2017	2016
Service cost	$0.3	$0.4	$0.4	$0.2	$—	$—
Interest cost	1.8	1.8	3.6	2.5	—	—
Expected return on plan assets	(3.1)	(2.9)	(5.6)	(4.2)	—	—
Amortization of net loss (gain)	0.5	0.4	0.7	0.5	(0.1)	(0.1)
Amortization of prior service cost	0.1	0.1	—	—	—	—
Curtailment gain	—	—	—	—	—	(0.6)
Net periodic benefit income	$(0.4)	$(0.2)	$(0.9)	$(1.0)	$(0.1)	$(0.7)

	Nine Months Ended September 30,
	Pension				Post-retirement
	U.S.		International
(in millions of dollars)	2017	2016	2017	2016	2017	2016
Service cost	$1.0	$1.0	$1.2	$0.6	$—	$—
Interest cost	5.3	5.4	10.0	7.9	0.1	0.2
Expected return on plan assets	(9.2)	(8.9)	(16.1)	(13.4)	—	—
Amortization of net loss (gain)	1.5	1.4	2.2	1.7	(0.3)	(0.3)
Amortization of prior service cost	0.3	0.3	—	—	—	—
Curtailment gain	—	—	—	—	—	(0.6)
Net periodic benefit income	$(1.1)	$(0.8)	$(2.7)	$(3.2)	$(0.2)	$(0.7)

We expect to contribute approximately $20.9 million to our defined benefit plans in 2017, which includes approximately $8.7 million for Esselte defined benefit plans. For the nine months ended September 30, 2017, we contributed $17.1 million to these plans.

The Esselte Acquisition added $171.5 million in pension obligations, as of January 31, 2017. The obligations under the acquired German pension plan represent $133.7 million of this amount. German pension law does not require pre-funding of pension obligations and thus the plan is not funded.

6. Stock-Based Compensation

The following table summarizes our stock-based compensation expense (including stock options, restricted stock units ("RSUs") and performance stock units ("PSUs")) for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions of dollars)	2017	2016	2017	2016
Stock option compensation expense	$0.6	$0.6	$1.8	$2.2
RSU compensation expense	0.8	1.0	3.5	3.6
PSU compensation expense	2.7	2.6	6.6	6.3
Total stock-based compensation expense	$4.1	$4.2	$11.9	$12.1

We generally recognize compensation expense for stock-based awards ratably over the vesting period. Stock-based compensation expense for each of the nine months ended September 30, 2017 and 2016 includes $0.8 million and $0.9 million of

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

expense, respectively related to stock awards granted to eligible non-employee directors, which were fully vested on the grant date.

The following table summarizes our unrecognized compensation expense and the weighted-average period over which the expense will be recognized as of September 30, 2017:

	September 30, 2017
	Unrecognized	Weighted Average
	Compensation	Years Expense To Be
(in millions of dollars, except weighted average years)	Expense	Recognized Over
Stock options	$3.3	1.7
RSUs	$5.6	2.0
PSUs	$12.5	1.8

7. Inventories

Inventories are stated at the lower of cost or net realizable value. The components of inventories were as follows:

(in millions of dollars)	September 30, 2017	December 31, 2016
Raw materials	$41.3	$30.3
Work in process	4.3	3.0
Finished goods	261.6	176.7
Total inventories	$307.2	$210.0

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

Goodwill was reallocated between the realigned segments based on their relative fair values. There were no impairment charges recognized as a result of this change.

We have restated our reportable segments for the period presented below to reflect this change.

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Changes in the net carrying amount of goodwill by segment were as follows:

(in millions of dollars)	ACCO Brands North America	ACCO Brands EMEA	ACCO Brands International	Total

Balance at December 31, 2016	$380.7	$39.5	$166.9	$587.1
Esselte Acquisition	(3.6)	114.7	(1.6)	109.5
Translation	—	(18.7)	—	(18.7)
Balance at September 30, 2017	$377.1	$135.5	$165.3	$677.9

The goodwill balance includes $215.1 million of accumulated impairment losses, which occurred prior to December 31, 2016.

Goodwill has been recorded on our balance sheet related to the Esselte Acquisition and represents the excess of the cost of the Esselte Acquisition when compared to the fair value estimate of the net assets acquired on January 31, 2017 (the date of the Esselte Acquisition). See "Note 3. Acquisition" for details on the preliminary calculation of the goodwill acquired in the Esselte Acquisition.

Identifiable Intangible Assets

The identifiable intangible assets of $277.0 million acquired in the Esselte Acquisition include amortizable customer relationships, indefinite lived and amortizable trade names and patents, which have been recorded at their preliminary estimated fair values. The fair value of the trade names and patents was determined using the relief from royalty method, which is based on the present value of royalty fees derived from projected revenues. The fair value of the customer relationships was determined using the multi-period excess earnings method which is based on the present value of the projected after-tax cash flows.

Amortizable customer relationships, trade names and patents are expected to be amortized over lives ranging from 10 to 30 years from the Esselte Acquisition date of January 31, 2017. The customer relationships will be amortized on an accelerated basis. The preliminary allocations of the acquired identifiable intangibles acquired in the Esselte Acquisition are as follows:

(in millions of dollars)	Fair Value	Remaining Useful Life Ranges
Trade name - indefinite lived	$116.8	Indefinite
Trade names - amortizable	53.2	15-30 Years
Customer relationships	102.4	15 Years
Patents	4.6	10 Years
Total identifiable intangibles acquired	$277.0

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The gross carrying value and accumulated amortization by class of identifiable intangible assets as of September 30, 2017 and December 31, 2016 were as follows:

	September 30, 2017				December 31, 2016
(in millions of dollars)	Gross Carrying Amounts	Accumulated Amortization		Net Book Value	Gross Carrying Amounts	Accumulated Amortization		Net Book Value
Indefinite-lived intangible assets:
Trade names	$600.3	$(44.5)	(1)	$555.8	$483.3	$(44.5)	(1)	$438.8
Amortizable intangible assets:
Trade names	195.0	(56.9)		138.1	121.2	(48.8)		72.4
Customer and contractual relationships	243.6	(94.4)		149.2	127.5	(73.8)		53.7
Patents	5.6	(0.3)		5.3	0.8	—		0.8
Subtotal	444.2	(151.6)		292.6	249.5	(122.6)		126.9
Total identifiable intangibles	$1,044.5	$(196.1)		$848.4	$732.8	$(167.1)		$565.7

(1)	Accumulated amortization prior to the adoption of authoritative guidance on goodwill and indefinite-lived intangible assets, at which time further amortization ceased.

The Company’s intangible amortization expense was $9.4 million and $5.8 million for the three months ended September 30, 2017 and 2016, respectively, and $26.4 million and $15.9 million for the nine months ended September 30, 2017 and 2016, respectively.

Estimated amortization expense for amortizable intangible assets as of September 30, 2017 for the current year and the next five years are as follows:

(in millions of dollars)	2017	2018	2019	2020	2021	2022
Estimated amortization expense(2)	$34.1	$32.2	$28.8	$25.5	$22.1	$18.7

(2)
Actual amounts of amortization expense may differ from estimated amounts due to changes in foreign currency exchange rates, additional intangible asset acquisitions, impairment of intangible assets, accelerated amortization of intangible assets and other events.

We test indefinite-lived intangibles for impairment at least annually and on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. We performed this annual assessment, on a qualitative (Step-Zero) basis, as allowed by GAAP, for the majority of indefinite-lived trade names in the second quarter of 2017 and concluded that no impairment existed. For two of our indefinite-lived trade names that are not substantially above their carrying values, Mead® and Hilroy®, we performed quantitative tests (Step 1) in the second quarter of 2017. The following long-term growth rates and discount rates were used: 1.5% and 10.5% for Mead® and 1.5% and 11.0% for Hilroy®, respectively. We concluded that neither the Mead® nor Hilroy® trade names were impaired.

As of June 1, 2017, we changed the indefinite-lived Hilroy trade name to an amortizable intangible asset. The change was made as a result of decisions regarding the Company's future use of the trade name. The Company commenced amortizing the Hilroy trade name June 1, 2017 on a straight-line basis over a life of 30 years.

The fair values of the Mead® and Tilibra® trade names were less than 30% above their carrying values as of their last quantitative tests (Step 1). As of September 30, 2017 the carrying values of those trade names were as follows: Mead® ($113.3 million) and Tilibra® ($64.4 million).

9. Restructuring

The Company recorded restructuring expenses of $2.3 million for the three months ended September 30, 2017, and $16.1 million for nine months ended September 30, 2017, primarily related to the consolidation and integration of ACCO Brands and

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Esselte operations worldwide. The remaining charges relate to the integration of ACCO Brands and Pelikan Artline operations in Australia, and the change in the operating structure in North America, including integration of our former Computer Products Group.

During 2016, the Company initiated cost savings plans related to the consolidation and integration of the acquired Pelikan Artline business into the Company's existing Australian and New Zealand business. In addition, the Company initiated additional cost savings plans to further enhance its North American operations. Expenses were recorded in association with these actions of $4.8 million during the first nine months of 2016.

The summary of the activity in the restructuring accounts for the nine months ended September 30, 2017 was as follows:

(in millions of dollars)	Balance at December 31, 2016	Esselte Acquisition (3)	Provision	Cash Expenditures	Non-cash Items/ Currency Change	Balance at September 30, 2017
Employee termination costs(1)	$1.4	$1.4	$13.2	$(5.2)	$0.5	$11.3
Termination of lease agreements(2)	0.1	2.0	1.9	(1.2)	0.1	2.9
Other	—	0.1	1.0	(0.3)	0.1	0.9
Total restructuring liability	$1.5	$3.5	$16.1	$(6.7)	$0.7	$15.1

(1) We expect the remaining $11.3 million of employee termination costs to be substantially paid in the next twelve months.
(2) We expect the remaining $2.9 million of lease termination costs to be substantially paid in the next twenty-four months.
(3) Restructuring liabilities assumed in the Esselte Acquisition.

The summary of the activity in the restructuring accounts for the nine months ended September 30, 2016 was as follows:

(in millions of dollars)	Balance at December 31, 2015	PA Acquisition (4)	Provision	Cash Expenditures	Non-cash Items/ Currency Change	Balance at September 30, 2016
Employee termination costs	$0.9	$—	$4.6	$(4.4)	$0.1	$1.2
Termination of lease agreements	0.1	—	0.2	(0.2)	—	0.1
Total restructuring liability	$1.0	$—	$4.8	$(4.6)	$0.1	$1.3

(4) Restructuring liabilities assumed in the PA Acquisition.

10. Income Taxes

The reconciliation of income taxes for the three and nine months ended September 30, 2017 and 2016, computed at the U.S. federal statutory income tax rate, compared to our effective income tax rate, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions of dollars)	2017	2016	2017	2016
Income tax expense computed at U.S. statutory income tax rate (35%)	$17.5	$13.2	$30.8	$37.5
Interest on Brazilian Tax Assessment	0.5	0.8	1.8	2.1
Realized foreign exchange net gain (loss) on intercompany loans	—	—	—	(10.7)
Excess tax benefit from stock-based compensation	—	—	(5.5)	—
Revaluation of previously held equity interest	—	2.2	—	(12.0)
Non-deductible expenses related to acquisitions	1.1	—	1.7	—
Miscellaneous	0.1	(1.2)	1.5	0.7
Income tax expense as reported	$19.2	$15.0	$30.3	$17.6
Effective tax rate	38.6%	39.8%	34.4%	16.4%

For the nine months ended September 30, 2017, we recorded an income tax expense of $30.3 million on income before taxes of $88.0 million.

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

The U.S. federal statute of limitations remains open for the year 2014 and forward. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from 2 to 5 years. Years still open to examination by foreign tax authorities in major jurisdictions include Australia (2013 forward), Brazil (2011 forward), Canada (2009 forward), Germany (2010 forward), Sweden (2010 forward) and the U.K. (2015 forward). We are currently under examination in certain foreign jurisdictions.

Deferred tax liabilities of $81.9 million and deferred tax assets of $96.7 million acquired in the Esselte Acquisition, as of January 31, 2017, have been recorded at their preliminary estimated fair values. See "Note 3. Acquisition" for additional details.

Income Tax Assessment - Tilibra

In connection with our May 1, 2012 acquisition of the Mead Consumer and Office Products Business ("Mead C&OP"), we assumed all of the tax liabilities for the acquired foreign operations including Tilibra Produtos de Papelaria Ltda. ("Tilibra"). In December 2012, the Federal Revenue Department of the Ministry of Finance of Brazil ("FRD") issued a tax assessment (the "Brazilian Tax Assessment") against Tilibra, which challenged the tax deduction of goodwill from Tilibra's taxable income for the year 2007 (the "First Assessment"). A second assessment challenging the deduction of goodwill from Tilibra's taxable income for the years 2008, 2009 and 2010 was issued by FRD in October 2013 (the "Second Assessment"). Tilibra is disputing both of the tax assessments.

Recently, the final administrative appeal of the Second Assessment was decided against the Company. We intend to challenge this decision in court in early 2018. In connection with the judicial challenge, we may be required to post security to guarantee payment of the Second Assessment, which represents $25.3 million of the current reserve, should we not prevail. The First Assessment is still being challenged through established administrative procedures.

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

Because there is no settled legal precedent on which to base a definitive opinion as to whether we will ultimately prevail, we consider the outcome of this dispute to be uncertain. Since it is not more likely than not that we will prevail, in 2012, we recorded a reserve in the amount of $44.5 million (at December 31, 2012 exchange rates) in consideration of this contingency, of which $43.3 million was recorded as an adjustment to the purchase price and which included the 2007-2012 tax years plus penalties and interest through December 2012. Included in this reserve is an assumption of penalties at 75%, which is the standard penalty. While there is a possibility that a penalty of 150% could be imposed in connection with the First Assessment, based on the facts in our case and existing precedent, we believe the likelihood of a 150% penalty is not more likely than not. We will continue to actively monitor administrative and judicial court decisions and evaluate their impact, if any, on our legal assessment of the ultimate outcome of our case. In addition, we will continue to accrue interest related to this contingency until such time as the outcome is known or until evidence is presented that we are more likely than not to prevail. During the three months ended September 30, 2017 and 2016, we accrued additional interest as a charge to current income tax expense of $0.5 million and $0.8 million, respectively and for the nine months ended September 30, 2017 and 2016, we accrued additional interest of $1.8 million and $2.1 million, respectively. At current exchange rates, our accrual through September 30, 2017, including tax, penalties and interest is $39.9 million.

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

11. Earnings per Share

Total outstanding shares as of September 30, 2017 and 2016 were 106.6 million and 107.2 million, respectively. Under our stock repurchase program, for the three and nine months ended September 30, 2017 we repurchased and retired 2.7 million and 3.2 million shares, respectively. No shares were repurchased during the three and nine months ended September 30, 2016. For each of the nine months ended September 30, 2017 and 2016, we acquired 0.7 million shares, related to tax withholding for share-based compensation. The calculation of basic earnings per common share is based on the weighted average number of common shares outstanding in the year, or period, over which they were outstanding. Our calculation of diluted earnings per common share assumes that any common shares outstanding were increased by shares that would be issued upon exercise of those stock units for which the average market price for the period exceeds the exercise price less the shares that could have been purchased by the Company with the related proceeds, including compensation expense measured but not yet recognized.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016
Weighted-average number of common shares outstanding — basic	108.1	107.2	108.6	106.8
Stock options	1.1	1.0	1.3	0.7
Restricted stock units	1.1	1.2	1.6	1.4
Adjusted weighted-average shares and assumed conversions — diluted	110.3	109.4	111.5	108.9

Awards of potentially dilutive shares of common stock, which have exercise prices that were higher than the average market price during the period, are not included in the computation of dilutive earnings per share as their effect would have been anti-dilutive. For the three and nine months ended September 30, 2017, these shares were approximately 3.7 million and 3.1 million, respectively. For the three and nine months ended September 30, 2016, these shares were approximately 3.7 million and 3.7 million, respectively.

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

Forward currency contracts are used to hedge foreign denominated inventory purchases for Europe, Australia, Canada and Japan and are designated as cash flow hedges. Unrealized gains and losses on these contracts for inventory purchases are deferred in other comprehensive income (loss) until the contracts are settled and the underlying hedged transactions are recognized, at which time the deferred gains or losses will be reported in the "Cost of products sold" line in the "Consolidated Statements of Income." As of September 30, 2017 and December 31, 2016, we had cash-flow-designated foreign exchange contracts outstanding with a U.S. dollar equivalent notional value of $110.3 million and $76.5 million, respectively.

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Forward currency contracts used to hedge foreign denominated intercompany loans are not designated as hedging instruments. Gains and losses on these derivative instruments are recognized within "Other (income) expense, net" in the "Consolidated Statements of Income" and are largely offset by the change in the current translated value of the hedged item. The periods of the forward foreign exchange contracts correspond to the periods of the hedged transactions, and do not extend beyond September 2018, except for one which extends to December 2020. As of September 30, 2017 and December 31, 2016, we had undesignated foreign exchange contracts outstanding with a U.S. dollar equivalent notional value of $319.6 million and $52.1 million, respectively.

The following table summarizes the fair value of our derivative financial instruments as of September 30, 2017 and December 31, 2016:

	Fair Value of Derivative Instruments
	Derivative Assets			Derivative Liabilities
(in millions of dollars)	Balance Sheet Location	September 30, 2017	December 31, 2016	Balance Sheet Location	September 30, 2017	December 31, 2016
Derivatives designated as hedging instruments:
Foreign exchange contracts	Other current assets	$0.6	$4.0	Other current liabilities	$2.2	$—
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current assets	—	0.4	Other current liabilities	1.8	0.3
Foreign exchange contracts	Other non-current assets	20.6	—	Other non-current liabilities	20.6	—
Total derivatives		$21.2	$4.4		$24.6	$0.3
The following tables summarize the pre-tax effect of our derivative financial instruments on the condensed consolidated financial statements for the three and nine months ended September 30, 2017 and 2016:

	The Effect of Derivative Instruments in Cash Flow Hedging Relationships on the Condensed Consolidated Financial Statements
	Amount of Gain (Loss) Recognized in AOCI (Effective Portion)		Location of (Gain) Loss Reclassified from AOCI to Income	Amount of (Gain) Loss Reclassified from AOCI to Income (Effective Portion)
	Three Months Ended September 30,			Three Months Ended September 30,
(in millions of dollars)	2017	2016		2017	2016
Cash flow hedges:
Foreign exchange contracts	$(2.1)	$(0.6)	Cost of products sold	$1.9	$1.3

	The Effect of Derivative Instruments in Cash Flow Hedging Relationships on the Condensed Consolidated Financial Statements
	Amount of Gain (Loss) Recognized in AOCI (Effective Portion)		Location of (Gain) Loss Reclassified from AOCI to Income	Amount of (Gain) Loss Reclassified from AOCI to Income (Effective Portion)
	Nine Months Ended September 30,			Nine Months Ended September 30,
(in millions of dollars)	2017	2016		2017	2016
Cash flow hedges:
Foreign exchange contracts	$(5.3)	$(4.4)	Cost of products sold	$0.3	$2.1

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

	The Effect of Derivatives Not Designated as Hedging Instruments on the Condensed Consolidated Statements of Operations
	Location of (Gain) Loss Recognized in Income on Derivatives	Amount of (Gain) Loss Recognized in Income		Amount of (Gain) Loss Recognized in Income
		Three Months Ended September 30,		Nine Months Ended September 30,
(in millions of dollars)		2017	2016	2017	2016
Foreign exchange contracts	Other (income) expense, net	$0.5	$(1.1)	$(0.9)	$(2.7)

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

We have determined that our financial assets and liabilities are Level 2 in the fair value hierarchy. The following table sets forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2017 and December 31, 2016:

(in millions of dollars)	September 30, 2017	December 31, 2016
Assets:
Forward currency contracts	$21.2	$4.4
Liabilities:
Forward currency contracts	$24.6	$0.3

Our forward currency contracts are included in "Other current assets," "Other non-current assets," "Other current liabilities" or "Other non-current liabilities" and do not extend beyond September 2018, except for one which extends to December 2020. The forward foreign currency exchange contracts are primarily valued based on the foreign currency spot and forward rates quoted by the banks or foreign currency dealers. As such, these derivative instruments are classified within Level 2.

The fair values of cash and cash equivalents, notes payable to banks, accounts receivable and accounts payable approximate carrying amounts due principally to their short maturities. The carrying amount of total debt was $1,041.9 million and $703.5 million and the estimated fair value of total debt was $1,055.9 million and $708.4 million at September 30, 2017 and December 31, 2016, respectively. The fair values are determined from quoted market prices, where available, and from investment bankers using current interest rates considering credit ratings and the remaining time to maturity.

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

14. Accumulated Other Comprehensive Income (Loss)

Accumulated Other Comprehensive Income (Loss) is defined as net income (loss) and other changes in stockholders’ equity from transactions and other events from sources other than stockholders. The components of, and changes in, accumulated other comprehensive income (loss), net of tax were as follows:

(in millions of dollars)	Derivative Financial Instruments	Foreign Currency Adjustments	Unrecognized Pension and Other Post-retirement Benefit Costs	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2016	$2.5	$(285.9)	$(136.0)	$(419.4)
Other comprehensive loss before reclassifications, net of tax	(3.8)	(5.6)	(7.9)	(17.3)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	0.3	—	2.7	3.0
Balance at September 30, 2017	$(1.0)	$(291.5)	$(141.2)	$(433.7)

The reclassifications out of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
(in millions of dollars)	Amount Reclassified from Accumulated Other Comprehensive Income		Amount Reclassified from Accumulated Other Comprehensive Income		Location on Income Statement
Details about Accumulated Other Comprehensive Income Components
Loss on cash flow hedges:
Foreign exchange contracts	$(1.9)	$(1.3)	$(0.3)	$(2.1)	Cost of products sold
Tax benefit	0.6	0.5	—	0.7	Income tax expense
Net of tax	$(1.3)	$(0.8)	$(0.3)	$(1.4)
Defined benefit plan items:
Amortization of actuarial loss	$(1.1)	$(0.8)	$(3.4)	$(2.8)	(1)
Amortization of prior service cost	(0.1)	(0.1)	(0.3)	(0.3)	(1)
Total before tax	(1.2)	(0.9)	(3.7)	(3.1)
Tax benefit	0.2	0.1	1.0	0.9	Income tax expense
Net of tax	$(1.0)	$(0.8)	$(2.7)	$(2.2)

Total reclassifications for the period, net of tax	$(2.3)	$(1.6)	$(3.0)	$(3.6)

(1)
These accumulated other comprehensive income components are included in the computation of net periodic benefit cost for pension and post-retirement plans (See "Note 5. Pension and Other Retiree Benefits" for additional details).

15. Information on Business Segments

Effective in the first quarter of 2017, as a result of the Esselte Acquisition, the Company realigned its operating structure, which impacted its determination of its business segments for financial reporting purposes. The Company has three operating business segments that now comprise regional geographic markets, and as a result, the Company no longer reports the results of its Computer Products Group as a separate segment. Results of the former Computer Products Group are reflected in the appropriate geographic segment based on the region from which sales are made. The Company's three realigned segments are as follows:

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Operating Segment	Geography
ACCO Brands North America	United States and Canada
ACCO Brands EMEA	Europe, Middle East and Africa
ACCO Brands International	Australia, Latin America and Asia-Pacific

We have restated our reportable segments for each of the periods presented to reflect this change.

Each of the Company's three business segments design, market, source, manufacture and sell branded academic, consumer and business products used in schools, offices and homes. The Company uses name brands such as Artline®, AT-A-GLANCE®, Derwent®, Esselte®, Five Star®, GBC®, Hilroy®, Kensington®, Leitz®, Marbig®, Mead®, NOBO®, Quartet®, Rapid®, Rexel®, Swingline®, Tilibra®, Wilson Jones® and many others. Products and brands are not confined to one channel or product category and are sold based on end-user preference in each geographic region.

Our products include stapling, punching, storage and organization, desktop accessories, business machines and related consumable supplies, whiteboards, notebooks, folders, calendars, stationery products, computer accessories, and do-it-yourself tools.

Our customers are primarily large global and regional resellers of our products including retailers, on-line retailers and traditional office supply resellers and wholesalers, information technology value-added resellers and original equipment manufacturers, among others. We also sell directly to the consumer.

Net sales by business segment for the three and nine months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions of dollars)	2017	2016	2017	2016
ACCO Brands North America	$290.3	$289.1	$745.8	$763.8
ACCO Brands EMEA	140.3	40.7	365.3	120.9
ACCO Brands International	101.6	101.5	270.9	234.8
Net sales	$532.2	$431.3	$1,382.0	$1,119.5

Operating income by business segment for the three and nine months ended September 30, 2017 and 2016 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions of dollars)	2017	2016	2017	2016
ACCO Brands North America	$50.4	$49.6	$109.5	$112.6
ACCO Brands EMEA	9.0	2.9	14.5	4.7
ACCO Brands International	11.2	15.9	25.3	24.6
Segment operating income	70.6	68.4	149.3	141.9
Corporate	(11.9)	(12.7)	(35.9)	(34.3)
Operating income(1)	58.7	55.7	113.4	107.6
Interest expense	10.7	13.0	31.3	36.5
Interest income	(1.6)	(1.8)	(4.9)	(5.1)
Equity in earnings of joint-venture	—	—	—	(2.1)
Other (income) expense, net	(0.2)	6.8	(1.0)	(28.7)
Income before income tax	$49.8	$37.7	$88.0	$107.0

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

Nine Months Ended September 30,
(in millions of dollars)	2016
Net sales	$34.9
Gross profit	14.1
Net income	4.1

On May 2, 2016, the Company completed the PA Acquisition and accordingly, the results of the Pelikan Artline are included in the Company's condensed consolidated financial statements from the date of the PA Acquisition, May 2, 2016.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three and nine months ended September 30, 2017 and 2016, should be read in conjunction with the unaudited condensed consolidated financial statements of ACCO Brands Corporation and the accompanying notes contained therein.

Overview of the Company

ACCO Brands is one of the world's largest designers, marketers and manufacturers of branded academic, consumer and business products used in schools, offices and homes. Our widely recognized brands include Artline®, AT-A-GLANCE®, Derwent®, Esselte®, Five Star®, GBC®, Hilroy®, Kensington®, Leitz®, Marbig®, Mead®, NOBO®, Quartet®, Rapid®, Rexel®, Swingline®, Tilibra®, Wilson Jones® and many others. More than 80% of our net sales come from brands that occupy the number one or number two positions in the select product categories in which we compete. We seek to develop new products that meet the needs of our consumers and commercial end-users. We compete through a balance of product innovation, category management, a low-cost operating model and an efficient supply chain. We sell our products to consumers and end-users primarily through resellers, including retailers, on-line retailers and traditional office supply resellers and wholesalers. Our products are sold primarily to markets located in the U.S., Europe, Australia, Canada, Brazil and Mexico. As a result of the Esselte and Pelikan Artline acquisitions, the portion of the Company's business conducted in foreign currencies has substantially increased. For 2016, on a pro forma basis (as if we had acquired Esselte and Pelikan Artline on January 1, 2016), approximately 55% of the Company's revenues would be in foreign currencies as compared to 43% before the Esselte and PA Acquisitions.

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

Esselte Group Holdings AB Acquisition and Refinancing

On January 31, 2017, the Company completed the acquisition (the "Esselte Acquisition") of Esselte Group Holdings AB ("Esselte"). Accordingly, the results of Esselte are included in the Company's condensed consolidated financial statements and are reported in all three of the Company's segments, but primarily in the ACCO Brands EMEA segment, from February 1, 2017 forward. The acquisition of Esselte enhanced ACCO Brands' position as a leading European manufacturer and marketer of branded products and improved ACCO Brands' scale. Esselte products are primarily marketed under the Leitz®, Rapid® and Esselte® brands in the storage and organization, stapling, punching, binding and laminating equipment and do-it-yourself tools product categories.

The cash purchase price paid, net of cash acquired of $34.2 million, was $292.3 million.

In connection with the Esselte Acquisition, the Company entered into a Third Amended and Restated Credit Agreement (the "2017 Credit Agreement"), dated as of January 27, 2017. The 2017 Credit Agreement provided for a five-year senior secured credit facility, which consists of a €300.0 million (US$320.8 million based on January 27, 2017 exchange rates) term loan facility (the "Euro Term Loan A"), a A$80.0 million (US$60.4 million based on January 27, 2017 exchange rates) term loan facility (the "AUD Term Loan A"), and a US$400.0 million multi-currency revolving credit facility (the "2017 Revolving Facility").

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

Pelikan Artline Joint-Venture Acquisition

On May 2, 2016, we completed the acquisition of Australia Stationery Industries, Inc. (the "PA Acquisition"), which indirectly owned the 50% of the Pelikan Artline joint-venture and the issued capital stock of Pelikan Artline Pty Limited (collectively, "Pelikan Artline") that was not already owned by the Company. Prior to the PA Acquisition, the Pelikan Artline joint-venture was accounted for using the equity method. From the date of the PA Acquisition, which was May 2, 2016, the results of Pelikan Artline are included in the Company's condensed consolidated financial statements and are reported in the ACCO Brands International segment. Accordingly, we no longer separately report equity in earnings from this joint-venture. Pelikan Artline is a premier distributor of academic, consumer and business products in Australia and New Zealand.

Realigned Business Segments

Effective in the first quarter of 2017, as a result of the Esselte Acquisition, the Company realigned its operating structure, which impacted its determination of its business segments for financial reporting purposes. The Company has three operating business segments that now comprise regional geographic markets, and as a result, the Company no longer reports the results of its Computer Products Group as a separate segment. Results of the former Computer Products Group are reflected in the appropriate geographic segment based on the region from which sales are made. The Company's three realigned segments are as follows:

Operating Segment	Geography
ACCO Brands North America	United States and Canada
ACCO Brands EMEA	Europe, Middle East and Africa
ACCO Brands International	Australia, Latin America and Asia-Pacific

For further information on the Company's new business segments, see "Note 15. Information on Business Segments" to the condensed consolidated financial statements contained in Item 1. of this report.

OVERVIEW OF PERFORMANCE

Our financial results for the three and nine months ended September 30, 2017 reflect the significant impact of our acquisitions. The Esselte Acquisition and the PA Acquisition primarily impact the financial results of our EMEA and International segments, respectively. As the PA Acquisition was completed in May 2016, both the third quarter of 2017 and 2016 include the financial results of Pelikan Artline. Accordingly, underlying business comparisons for our International segment exclude only acquisitions for the initial twelve-months following the acquisition. For more information, see "Note 3. Acquisition" to the condensed consolidated financial statements contained in Item 1. of this report.

The Company's cash flow from operations, effective tax rate and interest payments have been impacted by the refinancing of our senior unsecured notes in December 2016, to obtain a lower interest rate, and the increase in our bank debt in January 2017, to finance the Esselte Acquisition. For more information, see "Note 4. Long-term Debt and Short-term Borrowings" to the condensed consolidated financial statements contained in Item 1. of this report.

Foreign currency translation also impacted our consolidated financial statements favorably for both the three and nine months ended September 30, 2017. We continue to adjust sales prices to cover inflationary impacts of currency fluctuation on our cost of goods sold.

Consolidated Results of Operations for the Three Months Ended September 30, 2017 and September 30, 2016:

	Three Months Ended September 30,		Amount of Change
(in millions of dollars, except per share data)	2017	2016	$	%/pts
Net sales	$532.2	$431.3	$100.9	23%
Cost of products sold	354.3	287.1	67.2	23%
Gross profit	177.9	144.2	33.7	23%
Gross profit margin	33.4%	33.4%		0.0	pts
Advertising, selling, general and administrative expenses	107.5	82.3	25.2	31%
Amortization of intangibles	9.4	5.8	3.6	62%
Restructuring charges	2.3	0.4	1.9	475%
Operating income	58.7	55.7	3.0	5%
Operating income margin	11.0%	12.9%		(1.9)	pts
Interest expense	10.7	13.0	(2.3)	(18)%
Interest income	(1.6)	(1.8)	(0.2)	(11)%
Other (income) expense, net	(0.2)	6.8	7.0	103%
Income tax expense	19.2	15.0	4.2	28%
Effective tax rate	38.6%	39.8%		(1.2)	pts
Net income	30.6	22.7	7.9	35%
Weighted average number of diluted shares outstanding:	110.3	109.4	0.9	1%
Diluted income per share	$0.28	$0.21	$0.07	33%

Net Sales

Net sales of $532.2 million, including $107.7 million from the Esselte Acquisition, were up $100.9 million, or 23%, from $431.3 million in the prior-year period. Foreign currency translation increased net sales by $5.3 million in the current-year period. Comparable net sales, excluding Esselte and foreign currency translation, decreased slightly in the current-year period across all three segments for the reasons described below.

Cost of Products Sold

Cost of products sold includes all manufacturing, product sourcing and distribution costs, including depreciation related to assets used in the manufacturing, procurement and distribution process, allocation of certain information technology costs supporting those processes, inbound and outbound freight, shipping and handling costs, purchasing costs associated with materials and packaging used in the production processes, and inventory valuation adjustments. Cost of products sold of $354.3 million, including $72.9 million from the Esselte Acquisition, were up $67.2 million, or 23%, from $287.1 million in the prior-year period. Foreign currency translation increased cost of products sold by $3.7 million in the current-year period. Underlying cost of products sold, excluding Esselte and foreign currency translation, decreased slightly in the current-year period as a result of lower comparable sales and cost savings and productivity initiatives.

Gross Profit

We believe that gross profit and gross profit margin provide enhanced shareholder understanding of our underlying operating profit drivers. Gross profit of $177.9 million, including $34.8 million from the Esselte Acquisition, was up $33.7 million, or 23% as a percent of net sales, from $144.2 million in the prior-year period. Foreign currency translation increased gross profit by $1.6 million in the current-year period. Underlying gross profit, excluding Esselte and foreign currency translation, decreased slightly in the current-year period as a result of lower comparable sales, partially offset by higher pricing and cost savings and productivity initiatives.

Advertising, Selling, General and Administrative Expenses

Advertising, selling, general and administrative expenses ("SG&A") include advertising, marketing, selling (including commissions), research and development, customer service, depreciation related to assets outside the manufacturing and distribution processes and all other general and administrative expenses outside the manufacturing and distribution functions (e.g., finance, human resources, and information technology). SG&A of $107.5 million, including $24.9 million from the Esselte Acquisition, was up $25.2 million, or 31%, from $82.3 million in the prior-year period. The current-year period includes $5.0 million of integration and transaction costs, primarily related to the Esselte Acquisition. The prior-year period included $4.6 million in transaction and integration costs related to both the Esselte and PA Acquisitions. Foreign currency translation increased SG&A by $0.7 million in the current-year period, or 1%. Underlying SG&A, excluding Esselte, transaction and integration costs, and foreign currency translation, increased primarily due to severance and higher management incentive compensation expenses.

As a percentage of sales, SG&A increased to 20.2% from 19.1% in the prior-year period primarily due to the increased spending mentioned above and lower comparable sales.

Amortization of Intangibles

Amortization of intangibles was $9.4 million, up $3.6 million, or 62%, from $5.8 million in the prior-year period. The increase was due to the Esselte Acquisition.

Restructuring Charges

Restructuring charges in the current-year period of $2.3 million relate primarily to the integration of Esselte and Pelikan Artline as compared to restructuring charges in the prior-year period of $0.4 million which relates to the integration of Pelikan Artline.

Operating Income

Operating income of $58.7 million, including $4.3 million from the Esselte Acquisition, was up $3.0 million, or 5%, from $55.7 million in the prior-year period. Foreign currency translation increased operating income by $0.9 million, or 2% in the current-year period. Underlying operating income, excluding Esselte, transaction and integration costs, and foreign currency translation, decreased primarily due to lower comparable sales, partially offset by cost savings and productivity initiatives.

Interest Expense and Other (Income) Expense, Net

Interest expense was $10.7 million, down $2.3 million, or 18%, from $13.0 million in the prior-year period. The decrease was due to the lower interest rate paid on our senior unsecured notes, which were refinanced in the fourth quarter of 2016, partially offset by interest resulting from increased debt incurred in connection with the Esselte Acquisition.

Other (income) expense, net was income of $0.2 million compared to an expense a $6.8 million in the prior-year period. The prior-year period included a $6.3 million non-cash loss from the adjustment to fair value of the Company's previously held equity interest in Pelikan Artline. The remaining reduction in expense was due to foreign exchange gains in the current-year period compared with losses in the prior-year period.

Income Taxes

For the current-year period, income tax expense was $19.2 million on income before taxes of $49.8 million, or an effective tax rate of 38.6%. The high effective tax rate in the current-year period was primarily due to $1.1 million in non-deductible expenses related to the acquisitions. For the prior-year period, income tax expense was $15.0 million on income before taxes of $37.7 million, or an effective tax rate of 39.8%. The higher effective tax rate in the prior-year period was primarily due to a $6.3 million non-cash loss from the adjustment to fair value of the Company's previously held equity interest in Pelikan Artline, which was not subject to tax.

Net Income

Net income was $30.6 million, up $7.9 million, or 35%, from $22.7 million, in the prior-year period. Diluted income per share was $0.28, up $0.07, or 33% from $0.21 per diluted share in the prior-year period. Foreign currency translation increased net income by $1.7 million, or 7% in the current-year period. The prior-year period included a $6.3 million non-cash loss from the adjustment to the fair value of the Company's previously held equity interest in Pelikan Artline. The Esselte Acquisition also contributed to the increase.

Segment Net Sales and Operating Income for the Three Months Ended September 30, 2017 and September 30, 2016:

	Three Months Ended September 30, 2017			Amount of Change Compared to the Three Months Ended September 30, 2016
	Net Sales	Segment Operating Income (A)	Segment Operating Income Margin	Net Sales	Net Sales	Segment Operating Income	Segment Operating Income	Margin Points

(in millions of dollars)				$	%	$	%
ACCO Brands North America	$290.3	$50.4	17.4%	$1.2	—%	$0.8	2%	20
ACCO Brands EMEA	140.3	9.0	6.4%	99.6	245%	6.1	210%	(70)
ACCO Brands International	101.6	11.2	11.0%	0.1	—%	(4.7)	(30)%	(470)
Total	$532.2	$70.6		$100.9		$2.2

	Three Months Ended September 30, 2016
	Net Sales	Segment Operating Income (A)	Segment Operating Income Margin

(in millions of dollars)
ACCO Brands North America	$289.1	$49.6	17.2%
ACCO Brands EMEA	40.7	2.9	7.1%
ACCO Brands International	101.5	15.9	15.7%
Total	$431.3	$68.4

(A) Segment operating income excludes corporate costs. See "Part I, Item 1. Note 15. Information on Business Segments," for a reconciliation of total "Segment operating income" to "Income before income tax."

ACCO Brands North America

ACCO Brands North America net sales of $290.3 million, including $3.7 million from the Esselte Acquisition, were up $1.2 million, from $289.1 million in the prior-year period. Foreign currency translation increased sales by $1.4 million in the current-year period. Comparable net sales, excluding Esselte and foreign currency translation, decreased in the current-year period due to lower sales of commodity items, seasonal timing of certain orders, and expected declines with office superstore customers. The net sales decline was partially offset by higher pricing, primarily in the form of reduced customer sales rebates and growth in sales to some on-line retailers.

ACCO Brands North America operating income was $50.4 million, up $0.8 million, or 2%, from $49.6 million in the prior-year period. Operating income as a percent of net sales increased slightly to 17.4%, from 17.2% in the prior-year period. The increase in operating income was due to improved gross margins from reduced customer sales rebates, and cost savings and productivity initiatives, partially offset by lower comparable sales, higher go-to-market spending and an increase in restructuring charges.

ACCO Brands EMEA

ACCO Brands EMEA net sales of $140.3 million, including $102.5 million from the Esselte Acquisition, were up $99.6 million, or 245%, from $40.7 million in the prior-year period. Foreign currency translation increased sales by $1.2 million, or 3% in the current-year period. Comparable net sales, excluding Esselte and foreign currency translation, decreased in the current-year period due to customer transitions and share loss in the legacy ACCO Brands business.

ACCO Brands EMEA operating income of $9.0 million, including $6.3 million from the Esselte Acquisition, was up $6.1 million, or 210% from $2.9 million in the prior-year period. Operating income as a percent of net sales decreased to 6.4% in the current-year period, from 7.1% in the prior-year period. The Esselte operating income of $6.1 million, includes integration costs of $2.4 million and restructuring costs of $1.0 million. Foreign currency translation increased operating income by $0.3 million in the current-year period. Underlying operating income, excluding Esselte, restructuring and integration costs, and foreign currency translation, decreased due to lower comparable sales, partially offset by lower SG&A.

ACCO Brands International

ACCO Brands International net sales of $101.6 million, including $1.5 million from the Esselte Acquisition, were up $0.1 million, from $101.5 million in the prior-year period. Foreign currency translation increased sales by $2.7 million, or 3% in the current-year period. Comparable net sales, excluding Esselte and foreign currency translation, decreased in the current-year period primarily due to lower sales resulting from the timing of back-to-school sales and lost listings in Australia, partially offset by higher sales in Brazil.

ACCO Brands International operating income of $11.2 million, including an operating loss of $0.5 million from the Esselte Acquisition, decreased $4.7 million, or 30%, from $15.9 million in the prior-year period, and operating income as a percent of net sales decreased to 11.0% from 15.7% in the prior-year period. Esselte operating loss of $0.5 million includes restructuring costs of $0.1 million and integration costs of $0.2 million. There were also restructuring charges and integration costs related to the PA Acquisition in the current-year period of $0.7 million and $0.7 million, respectively. The prior year's third quarter includes restructuring costs of $0.4 million, integration costs of $0.2 million and the amortization of step-up in the value of finished goods inventory of $0.2 million, all related to the PA Acquisition. Foreign currency translation increased operating income by $0.4 million in the current-year period. Underlying operating income, excluding Esselte, restructuring and integration costs, foreign currency translation and the amortization of step-up in the value of finished goods inventory, decreased due to lower sales and higher distribution costs associated with footprint and IT consolidation in Australia.

Consolidated Results of Operations for the Nine Months Ended September 30, 2017 and September 30, 2016:

	Nine Months Ended September 30,		Amount of Change
(in millions of dollars, except per share data)	2017	2016	$	%
Net sales	$1,382.0	$1,119.5	$262.5	23%
Cost of products sold	924.8	758.1	166.7	22%
Gross profit	457.2	361.4	95.8	27%
Gross profit margin	33.1%	32.3%		0.8	pts
Advertising, selling, general and administrative expenses	301.3	233.1	68.2	29%
Amortization of intangibles	26.4	15.9	10.5	66%
Restructuring charges	16.1	4.8	11.3	235%
Operating income	113.4	107.6	5.8	5%
Operating income margin	8.2%	9.6%		(1.4)	pts
Interest expense	31.3	36.5	(5.2)	(14)%
Interest income	(4.9)	(5.1)	(0.2)	(4)%
Equity in earnings of joint venture	—	(2.1)	(2.1)	(100)%
Other income, net	(1.0)	(28.7)	(27.7)	(97)%
Income tax expense	30.3	17.6	12.7	72%
Effective tax rate	34.4%	16.4%		18.0	pts
Net income	57.7	89.4	(31.7)	(35)%
Weighted average number of diluted shares outstanding:	111.5	108.9	2.6	2%
Diluted income per share	$0.52	$0.82	$(0.30)	(37)%

Net Sales

Net sales of $1,382.0 million, including $306.4 million from the Esselte and PA Acquisitions, were up $262.5 million, or 23%, from $1,119.5 million in the prior-year period. Foreign currency translation increased sales by $4.9 million in the current-year period. Comparable net sales, excluding the acquisitions and foreign currency translation, were down primarily due to declines at office superstore customers and lost product listings.

Cost of Products Sold

Cost of products sold of $924.8 million, including $206.3 million from the Esselte and PA Acquisitions, were up $166.7 million, or 22%, from $758.1 million in the prior-year period. Foreign currency translation increased cost of products sold by $3.5 million in the current-year period. Underlying cost of products sold, excluding the acquisitions and foreign currency translation, decreased due to lower sales and cost savings and productivity initiatives.

Gross Profit

Gross profit of $457.2 million, including $100.1 million from the Esselte and PA Acquisitions, was up $95.8 million, or 27%, from $361.4 million in the prior-year period. Foreign currency translation increased gross profit by $1.4 million in the current-year period. Underlying gross profit, excluding the acquisitions and foreign currency translation, decreased due to lower sales, partially offset by cost savings and productivity initiatives and higher pricing.

Gross profit as a percent of net sales increased to 33.1% from 32.3%. The increase was primarily due to higher pricing along with cost savings and productivity initiatives.

Advertising, Selling, General and Administrative Expenses

SG&A of $301.3 million, including $73.3 million from the Esselte and PA Acquisitions, was up $68.2 million, or 29%, from $233.1 million in the prior-year period. Foreign currency translation reduced SG&A by $0.5 million in the current-year period. The current-year period includes $13.1 million of integration and transaction costs related to the acquisitions. The prior-year period included $8.3 million in transaction and integration costs related to the acquisitions. Underlying SG&A, excluding the acquisitions, transaction and integration costs, and foreign currency translation, increased primarily due to higher management incentive compensation and severance.

As a percentage of sales, SG&A increased to 21.8% from 20.8% in the prior-year period, primarily due to higher integration and transaction costs incurred in the current-year period.

Amortization of Intangibles

Amortization of intangibles was $26.4 million, up $10.5 million, or 66%, from $15.9 million in the prior-year period. The increase was due to the Esselte and PA Acquisitions.

Restructuring Charges

Restructuring charges in the current-year period of $16.1 million related primarily to the integration of Esselte and Pelikan Artline. Restructuring charges in the prior-year period of $4.8 million related primarily to the integration of Pelikan Artline.

Operating Income

Operating income of $113.4 million, was up $5.8 million, or 5%, from $107.6 million in the prior-year period. Foreign currency translation increased operating income by $2.1 million in the current-year period, or 2%. Underlying operating income, excluding acquisitions, transaction and integration costs, and foreign currency translation, was lower primarily due to lower comparable sales.

Interest Expense, Equity in Earnings of Joint Venture and Other Income, Net

Interest expense was $31.3 million, down $5.2 million or 14%, from $36.5 million in the prior-year period. The decrease was due to the lower interest rate paid on our senior unsecured notes, which were refinanced in the fourth quarter of 2016, partially offset by interest resulting from increased debt incurred in connection with the Esselte Acquisition. The prior-year period also included $0.9 million in refinancing costs associated with the PA Acquisition.

Equity in earnings of joint venture decreased $2.1 million as the company no longer accounts for the Pelikan Artline joint-venture using the equity method of accounting since the PA Acquisition was completed on May 2, 2016.

Other income, net decreased $27.7 million to $1.0 million from $28.7 million in the prior-year period. The current-year period included a $2.3 million foreign currency gain related to the settlement of certain intercompany loan transactions. The prior-year period included a $28.9 million gain arising from the PA Acquisition due to the revaluation of the Company's previously held equity interest to fair value and a gain on the settlement of an intercompany loan of $1.0 million.

Income Taxes

For the current-year period, income tax expense was $30.3 million on income before taxes of $88.0 million, or an effective tax rate of 34.4%. The current-year period included $5.5 million of excess tax benefits from stock-based compensation related to the adoption of ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. See "Note 2. Recent Accounting Pronouncements" to the condensed consolidated financial statements contained in Item 1. of this report for details on the adoption of this new standard. For the prior-year period, income tax expense was $17.6 million on income before taxes of $107.0 million, or an effective tax rate of 16.4%. The lower effective tax rate in the prior-year period was primarily due to the following: 1) the $28.9 million non-cash gain arising from the PA Acquisition due to the revaluation of the previously held equity interest to fair value, which was not subject to tax, and 2) tax losses on foreign exchange on the repayment of intercompany loans, for which the pre-tax effect was recorded in equity.

Net Income

Net income was $57.7 million, down $31.7 million, or 35%, from $89.4 million in the prior-year period. Diluted income per share was $0.52, down $0.30, or 37% from $0.82 per diluted share in the prior-year period. Foreign currency translation increased net income by $2.7 million, or 3% in the current-year period. The decline was primarily due to a $28.9 million non-cash gain arising from the PA Acquisition due to the revaluation to fair value of the company's previously held equity investment in Pelikan Artline in the prior-year period, as well as higher income tax expense in the current-year period.

Segment Net Sales and Operating Income for the Nine Months Ended September 30, 2017 and September 30, 2016:

	Nine Months Ended September 30, 2017			Amount of Change Compared to the Nine Months Ended September 30, 2016
	Net Sales	Segment Operating Income (A)	Segment Operating Income Margin	Net Sales	Net Sales	Segment Operating Income	Segment Operating Income	Margin Points

(in millions of dollars)				$	%	$	%
ACCO Brands North America	$745.8	$109.5	14.7%	$(18.0)	(2)%	$(3.1)	(3)%	—
ACCO Brands EMEA	365.3	14.5	4.0%	244.4	202%	9.8	209%	10
ACCO Brands International	270.9	25.3	9.3%	36.1	15%	0.7	3%	(120)
Total	$1,382.0	$149.3		$262.5		$7.4

	Nine Months Ended September 30, 2016
	Net Sales	Segment Operating Income (A)	Segment Operating Income Margin

(in millions of dollars)
ACCO Brands North America	$763.8	$112.6	14.7%
ACCO Brands EMEA	120.9	4.7	3.9%
ACCO Brands International	234.8	24.6	10.5%
Total	$1,119.5	$141.9
(A) Segment operating income excludes corporate costs. See "Part I, Item 1. Note 15. Information on Business Segments," for a reconciliation of total Segment operating income to "Income before income tax."

ACCO Brands North America

ACCO Brands North America net sales of $745.8 million, including $10.4 million from the Esselte Acquisition, were down $18.0 million, or 2%, from $763.8 million in the prior-year period. Foreign currency translation increased sales by $0.6 million in the current-year period. Comparable net sales, excluding Esselte and foreign currency translation, decreased primarily due to continued declines with office superstore customers and lost product listings with certain customers (primarily of low-margin products).

ACCO Brands North America operating income was $109.5 million, down $3.1 million, or 3%, from $112.6 million in the prior-year period, and operating income margin was flat at 14.7%. The decrease was due to lower comparable sales, higher go-to-market spending and $4.6 million in restructuring charges (compared to $1.1 million in the prior-year period), partially offset by cost savings and productivity initiatives and higher pricing (primarily in the form of reduced customer sales rebates). The restructuring charges related to the realignment of the operating structure of our former Computer Products Group, the Esselte integration and other projects to enhance the future long-term performance of the business.

ACCO Brands EMEA

ACCO Brands EMEA net sales of $365.3 million, including $259.7 million from the Esselte Acquisition, were up $244.4 million, or 202%, from $120.9 million in the prior-year period. Foreign currency translation increased sales by $3.0 million in the current-year period. Comparable net sales, excluding Esselte and foreign currency translation, decreased in the current-year period in part due to share loss and in part due to inventory reductions by certain customers in transition.

ACCO Brands EMEA operating income of $14.5 million, including $9.3 million from the Esselte Acquisition, was up $9.8 million, or 209%, from $4.7 million in the prior-year period, and operating income as a percent to sales was flat at 4.0%. The Esselte operating income of $9.3 million, includes restructuring costs of $7.1 million, integration costs of $5.8 million and the amortization of step-up in the value of finished goods inventory of $0.8 million. Foreign currency translation increased operating income by $2.0 million in the current-year period. Underlying operating income, excluding Esselte, restructuring and integration costs, foreign currency translation and the amortization of step-up in the value of finished goods inventory, decreased due to lower comparable sales, partially offset by reduced SG&A expenses.

ACCO Brands International

ACCO Brands International net sales of $270.9 million, including $36.3 million from the PA and Esselte Acquisitions, were up $36.1 million, or 15%, from $234.8 million in the prior-year period. Foreign currency translation increased sales by $7.3 million in the current-year period. Comparable net sales, excluding acquisitions and foreign currency translation, decreased primarily due to lost listings and the later timing of back-to-school sales in Australia, partially offset by higher sales in Brazil and Mexico.

ACCO Brands International operating income was $25.3 million, up $0.7 million, or 3%, from $24.6 million in the prior-year period, but operating income margin decreased to 9.3% from 10.5%. Restructuring charges and integration costs in the current-year period were $4.4 million and $1.7 million, respectively. The prior-year period included restructuring costs of $3.7 million, integration costs of $0.5 million and the amortization of step-up in the value of finished goods inventory of $0.4 million. Foreign currency translation increased operating income by $0.2 million in the current-year period. Underlying operating income, excluding restructuring and integration costs, the amortization of step-up in the value of finished goods inventory and foreign currency translation, increased due to the inclusion of the non-comparable results of Pelikan Artline in the current-year period and improved profitability in Mexico and Brazil, partially offset by lower sales and higher distribution costs associated with footprint and IT consolidation in Australia.

Liquidity and Capital Resources

Our primary liquidity needs are to service indebtedness, fund capital and support working capital requirements. Our principal sources of liquidity are cash flows from operating activities, cash and cash equivalents held and seasonal borrowings under our 2017 Revolving Facility. As of September 30, 2017, there were $237.0 million in borrowings under our $400.0 million 2017 Revolving Facility and the amount available for borrowings was $151.1 million (allowing for $11.9 million of letters of credit outstanding on that date).

We maintain adequate financing arrangements at market rates. Because of the seasonality of our business, we typically generate much of our cash flow in the first, third and fourth quarters, as accounts receivables are collected, and use cash in the second quarter to fund working capital in order to support the North America back-to-school season. Our Brazilian business is highly seasonal due to the timing of its back-to-school season, which coincides with the calendar year-end in the fourth quarter. Due to various tax laws, it is costly to transfer short-term working capital in and out of Brazil; therefore, our normal practice is to hold seasonal cash requirements in Brazil, and invest it in short-term Brazilian government securities. Consolidated cash and cash equivalents was $101.3 million as of September 30, 2017, approximately $60 million of which was held in Brazil. Our priorities for cash flow use over the near term, after funding business operations, including restructuring expenditures, are debt reduction and stock repurchases.

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

The current senior secured credit facilities have a weighted average interest rate of 3.38% as of September 30, 2017 and our senior unsecured notes have a fixed interest rate of 5.25%.

Restructuring and Integration Activities

From time to time the Company may implement restructuring, realignment or cost-reduction plans and activities, including those related to integrating acquired businesses.

During the three and nine months ended September 30, 2017, the Company recorded an aggregate $2.3 million and $16.1 million, respectively, in restructuring expenses primarily related to the integration of the ACCO Brands and Esselte operations worldwide. The remaining charges relate to the integration of ACCO Brands and Pelikan Artline operations in Australia, and the change in the operating structure in North America, including integration of our former Computer Products Group. For additional details, see "Note 9. Restructuring" to the condensed consolidated financial statements contained in Item 1. of this report.

In addition, during the three and nine months ended September 30, 2017, the Company recorded an aggregate $2.8 million and $6.6 million, respectively, in non-restructuring integration expenses related to the integration of the ACCO Brands and Esselte operations.

During the fourth quarter of 2017, the Company initiated consultation discussions with a European works council relating to the potential closure of a distribution facility during 2018. Included in these plans are employee termination costs of $4.2 million and liabilities associated with facility lease exits of $2.8 million. In accordance with GAAP, none of the aforementioned liabilities were recorded in the third quarter.

Consistent with our previous communications about the Esselte Acquisition, the Company currently expects it will record approximately $10 million for integration activities and $20 million in additional restructuring expenses over the balance of 2017 and 2018. As integration plans are still being finalized, it is not possible to reasonably estimate the nature or timing of these restructuring and integration charges or the timing of their associated cash outflows.

Cash Flow for the Nine Months Ended September 30, 2017 and September 30, 2016

Cash Flow from Operating Activities

Cash provided by operating activities during the nine months ended September 30, 2017 of $115.7 million was generated principally from improved operating profits, primarily due to the Esselte and PA Acquisitions. Cash generated by net working capital (accounts receivable, inventories, accounts payable) was offset by professional fees and other payments associated with the Esselte Acquisition and integration efforts. Cash provided by operating activities was $110.9 million in the comparable 2016 period. Consistent with prior years, due to the seasonality of our business, the year-to-date cash flow was almost entirely generated during the third quarter, driven by the back-to-school season in North America.

Referring to the table below, accounts receivable contributed $64.6 million, which was lower than the prior year of $67.7 million due to the timing of the Esselte Acquisition and the collection of certain back-to-school receivables. The use of cash for inventory of $48.4 million was higher than the prior year of $31.3 million due to the Esselte and PA Acquisitions, inventory builds in support of warehouse integration activities and timing of seasonal inventory purchases. Partially offsetting the cash generated from net working capital were employee annual incentive payments made in the first quarter (including payroll taxes related to transaction bonuses paid by the seller in connection with the Esselte Acquisition). The settlement of customer program liabilities approximated the prior year, as the increased settlements from the Esselte Acquisition were offset by lower settlements of customer program liabilities, primarily driven by lower sales in comparable businesses. Other significant cash fluctuations included income tax payments of $23.8 million in 2017, which were higher than the $10.4 million paid in 2016, and increased pension contributions of $17.1 million in 2017, compared to $5.0 million in 2016. Interest and restructuring payments were broadly in line with those made during the prior year.

The table below shows our cash flow from accounts receivable, inventories and accounts payable for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended
(in millions of dollars)	September 30, 2017	September 30, 2016
Accounts receivable	$64.6	$67.7
Inventories	(48.4)	(31.3)
Accounts payable	(3.5)	(7.3)
Cash flow provided by net working capital	$12.7	$29.1

Cash Flow from Investing Activities

Cash used by investing activities was $311.0 million and $99.1 million for the nine months ended September 30, 2017 and 2016, respectively. The 2017 cash outflow reflects $292.3 million of purchase price, net of cash acquired, in connection with the Esselte Acquisition. For further details, see "Note 3. Acquisition" to the condensed consolidated financial statements contained in Item 1. of this report. Capital expenditures were $18.8 million and $11.1 million for the nine months ended September 30, 2017 and 2016, respectively, with the increase driven by information technology systems-related investments.

Cash Flow from Financing Activities

Cash provided by financing activities was $247.7 million for the nine months ended September 30, 2017, compared to $27.8 million provided for the same period of 2016. Cash provided in 2017 reflects long-term borrowings of $474.1 million, consisting of €300.0 million (US$320.8 million based on January 27, 2017 exchange rates) in the form of an incremental Term Loan A to fund the Esselte Acquisition, along with additional borrowings of US$91.4 million under the Company’s 2017 Revolving Facility, primarily to repay the U.S. Dollar Senior Secured Term Loan A. Repayments of long-term debt of $180.5 million include the repayment of the U.S. Dollar Senior Secured Term Loan A in the amount of $81.0 million and repayments on the Australian Dollar Senior Secured Term Loan A. Additionally, we used cash of $42.4 million for repurchases of our common stock and payments related to tax withholding for stock-based compensation, net of proceeds received from the exercise of stock options, and $3.5 million for debt issuance costs associated with the financing of the Esselte Acquisition.

Cash provided in 2016 of $27.8 million reflected long-term borrowings of $187.4 million, consisting of A$100.0 million in the form of an incremental Term A loan and additional borrowings of A$152.0 million under the Company’s prior revolving facility, primarily to fund the PA Acquisition. Also in 2016, repayments of long-term debt of $163.5 million included the repayment of the U.S. Dollar Senior Secured Term Loan A and repayment of the debt assumed in the PA Acquisition.

Credit Facilities and Notes Covenants

As of and for the periods ended September 30, 2017, the Company was in compliance with all applicable loan covenants.

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

Foreign Exchange Risk Management

As discussed in Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2016, the Company is exposed to various market risks, including changes in foreign currency exchange rates and interest rate changes. For the Esselte Acquisition, completed on January 31, 2017, we borrowed €300.0 million. For more information see "Note 3. Acquisition" and "Note 4. Long-term Debt and Short-term Borrowings" to the condensed consolidated financial statements contained in Item 1. of this report.

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

Amounts outstanding under the 2017 Credit Agreement bear interest at a rate per annum equal to the Euro Rate with a 0% floor, the Australian BBSR Rate, the Canadian BA Rate or the Base Rate, as applicable and as each such rate is defined in the 2017 Credit Agreement, plus an "applicable rate." For the first fiscal quarter of 2017, the applicable rate was 2.00% per annum for Euro, Australian and Canadian dollar denominated loans, and 1.00% per annum for Base Rate loans. Thereafter, the applicable rate applied to outstanding Euro, Australian and Canadian dollar denominated loans and Base Rate loans is based on the Company’s Consolidated Leverage Ratio (as defined in the 2017 Credit Agreement).

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

(b) Changes in Internal Control over Financial Reporting.

In January 2017, we completed the Esselte Acquisition, which represented $107.7 million of our consolidated net sales for the quarter ended September 30, 2017 and $699.8 million of our consolidated assets as of September 30, 2017. As the Esselte Acquisition occurred in the first quarter of 2017, the scope of our evaluation of the effectiveness of internal control over financial reporting does not include Esselte. This exclusion is in accordance with the SEC's general guidance that an assessment of a recently acquired business may be omitted from our scope, but not for more than one year from the date of acquisition.

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting, except as mentioned above.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not applicable.

(b) Not applicable.

(c) Common Stock Purchases

The following table provides information about our purchases of equity securities during the quarter ended September 30, 2017:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
July 1, 2017 to July 31, 2017	375,776	$11.88	375,776	$109,332,381
August 1, 2017 to August 31, 2017	1,422,999	10.96	1,422,999	93,735,881
September 1, 2017 to September 30, 2017	873,124	11.18	873,124	83,974,267
Total	2,671,899	$11.16	2,671,899	$83,974,267

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

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows and (v) related notes to those financial statements*

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
Kathleen D. Schnaedter
Senior Vice President and Chief Accounting Officer (principal accounting officer)
Date: November 1, 2017