Form 10-K
period 2017-12-31
ACCO BRANDS Corp
filed 2018-02-28
CIK 712034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2017

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☑    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of large accelerated filer, accelerated filer, smaller reporting company and emerging growth company in Rule 12b-2 of the Exchange Act.

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

As of 06/30/17, the aggregate market value of the shares of Common Stock held by non-affiliates of the registrant was approximately $1,226.0 million. As of February 7, 2018, the registrant had outstanding 106,406,478 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be issued in connection with registrant’s annual stockholder’s meeting expected to be held on May 15, 2018 are incorporated by reference into Part III of this report.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Annual Report on Form 10-K other than statements of historical fact, particularly those anticipating future financial performance, business prospects, growth, operating strategies and similar matters are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements, which are generally identifiable by the use of the words "will," "believe," "expect," "intend," "anticipate," "estimate," "forecast," "project," "plan," and similar expressions, are subject to certain risks and uncertainties, are made as of the date hereof, and we undertake no duty or obligation to update them. Because actual results may differ materially from those suggested or implied by such forward-looking statements, you should not place undue reliance on them when deciding whether to buy, sell or hold the Company's securities.

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

PART I

ITEM 1. BUSINESS

As used in this Annual Report on Form 10-K for the fiscal year ended December 31, 2017, the terms "ACCO Brands," "ACCO," the "Company," "we," "us," and "our" refer to ACCO Brands Corporation, a Delaware corporation incorporated in 2005, and its consolidated domestic and international subsidiaries.

For a description of certain factors that may have had, or may in the future have, a significant impact on our business, financial condition or results of operations, see "Item 1A. Risk Factors."

Overview of the Company

ACCO Brands is a designer, marketer and manufacturer of recognized consumer and end-user demanded brands used in businesses, schools, and homes. Our widely known brands include AT-A-GLANCE®, Derwent®, Esselte®, Five Star®, GBC®, Hilroy®, Kensington®, Leitz®, Marbig®, Mead®, NOBO®, Quartet®, Rapid®, Rexel®, Swingline®, Tilibra® and Wilson Jones®. More than 80% of our net sales come from brands that occupy the number one or number two positions in the select product categories in which we compete. We distribute our products through a wide variety of retail and commercial channels to ensure that our products are readily and conveniently available for purchase by consumers and other end-users, wherever they prefer to shop. These channels include mass retailers, e-tailers, discount, drug/grocery and variety chains; warehouse clubs; hardware and specialty stores; independent office product dealers; office superstores; and contract stationers. Our products are sold primarily in the U.S., Europe, Australia, Canada, Brazil and Mexico. For the year ended December 31, 2017, approximately 55% of our sales were outside the U.S.; up from 43% in 2016. This increase was the result of the Esselte and Pelikan Artline acquisitions, which further extended our geographic reach. For further information on the acquisitions see "Note 3. Acquisitions" to the consolidated financial statements contained in Part II, Item 8. of this report and "Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Over the past several years we have transformed our business by: divesting certain non-core commercially-oriented product lines; acquiring companies with consumer and end-user demanded brands, and continuing to diversify our distribution channels. In 2012, we acquired the Mead Consumer and Office Products business ("Mead C&OP"), which substantially increased our presence in North America and Brazil in school and calendar products with well-known consumer brands. In 2016, we purchased the remaining equity interest in Pelikan Artline from our joint venture partner, which enhanced our competitive position in school and business products in Australia and New Zealand and added new consumer categories, including writing instruments and janitorial supplies. In early 2017, we acquired Esselte Group Holdings AB ("Esselte"), which more than doubled our presence in Europe and added several iconic business brands, a significant base of independent dealer customers, and a new product category of do-it-yourself hardware tools. Together these three acquisitions have meaningfully expanded our portfolio of well-known end-user demanded brands, enhanced our competitive position from both a product and channel perspective, and added scale to our business operations.

Today our Company is a global enterprise focused on developing innovative branded consumer products for use in businesses, schools and homes. We believe our leading product category positions provide the scale to enable us to invest in marketing and product innovation to drive profitable growth. We expect to derive much of our growth, over the long term, in faster-growing emerging geographies such as Latin America and parts of Asia, the Middle East and Eastern Europe, which exhibit stronger demand for our product categories than in developed markets. In all of our markets we see opportunities to grow sales through share gains, channel expansion and innovative products. We plan to supplement organic growth globally with strategic acquisitions in both existing and adjacent product categories.

Reportable Segments

ACCO Brands has three operating business segments each of which is comprised of different geographic regions. Each of the Company's three operating segments designs, markets, sources, manufactures and sells recognized consumer and end-user demanded brands used in businesses, schools and homes. Product designs are tailored based on end-user preferences in each geographic region.

Our product categories include storage and organization; stapling; punching; laminating, binding and shredding machines and related consumable supplies; whiteboards; notebooks; calendars; computer accessories; and do-it-yourself tools, among others. Our portfolio of consumer and end-user demanded brands includes both globally and regionally recognized brands.

Operating Segment	Geographic Regions	Primary Brands
ACCO Brands North America	United States and Canada	AT-A-GLANCE®, Five Star®, GBC®, Hilroy®, Kensington®, Mead®, Quartet®, and Swingline®

ACCO Brands EMEA	Europe, Middle East and Africa	Derwent®, Esselte®, GBC®, Kensington®, Leitz®, NOBO®, Rapid®, and Rexel®

ACCO Brands International	Australia, Latin America and Asia-Pacific	Artline®, GBC®, Kensington®, Marbig®, Quartet®, Rexel®, Tilibra®, and Wilson Jones®

Sales Percentage by Operating Segment	2017	2016	2015
ACCO Brands North America	51%	65%	68%
ACCO Brands EMEA	28%	11%	13%
ACCO Brands International	21%	24%	19%
	100%	100%	100%

ACCO Brands North America

The ACCO Brands North America segment is comprised of the United States and Canada where the Company is a leading branded supplier of consumer and business products under brands such as AT-A-GLANCE®, Five Star®, GBC®, Hilroy®, Kensington®, Mead®, Quartet®, and Swingline®. The ACCO Brands North America segment designs, sources or manufactures and distributes school notebooks, calendars, whiteboards, storage and organization products (such as three-ring binders, sheet protectors and indexes), stapling, punching, laminating, binding and shredding products, and computer accessories, among others, which are primarily used in schools, homes and businesses. The majority of revenue in this segment is related to consumer and home products and is associated with the "back-to-school" season and calendar year-end purchases; we expect sales of consumer products to become an increasingly greater percentage of our revenue as they are faster growing than most business-related products.

ACCO Brands EMEA

The ACCO Brands EMEA segment is comprised of Europe, the Middle East and Africa, where the Company is a leading branded supplier of consumer and business products under brands such as Derwent®, Esselte®, GBC®, Kensington®, Leitz®, NOBO®, Rapid®, and Rexel®. The ACCO Brands EMEA segment designs, manufactures or sources and distributes storage and organization products (such as lever-arch binders, sheet protectors and indexes), stapling, punching, laminating, binding and shredding products, do-it-yourself tools, and computer accessories, among others, which are primarily used in businesses, homes and schools.

ACCO Brands International

The ACCO Brands International segment is comprised of Australia, Latin America and Asia-Pacific where the Company is a leading branded supplier of consumer and business products under brands such as Artline®, GBC®, Kensington®, Marbig®, Quartet®, Rexel®, Tilibra®, and Wilson Jones®, among others. The ACCO Brands International segment designs, sources or manufactures and distributes school notebooks, calendars, whiteboards, storage and organization products (such as three-ring binders, sheet protectors and indexes), stapling, punching, laminating, binding and shredding products, writing instruments, and janitorial supplies, among others, which are primarily used in businesses, schools and homes. The majority of revenue in this segment is related to consumer products and is associated with the “back-to-school” season and calendar year-end purchases; we expect sales of consumer products to become an increasingly greater percentage of our revenue as they are faster growing than most business-related products.

Certain financial information for each of our business segments and geographic regions is incorporated by reference to "Note 16. Information on Business Segments" to the consolidated financial statements contained in Part II, Item 8. of this report.

Customers

ACCO Brands markets and sells its strong multi-product offering broadly and is not dependent on any one channel. Our products are sold through all relevant channels, namely retailers, including: mass retailers; e-tailers; discount, drug/grocery and variety chains; warehouse clubs; hardware and specialty stores; independent office product dealers; office superstores; and contract stationers. We also sell directly to commercial and consumer end-users through our e-commerce platform and our direct sales organization. Changes in consumer buying patterns over the past several years have resulted in increased consumer purchases of our products through mass retailers and e-tailers. Increased sales through retail and e-tail channels have partially mitigated the impact of lower traffic and sales experienced by the traditional office products suppliers and wholesaler channels.

Our top ten customers accounted for 44% of net sales for the year ended December 31, 2017. During 2017, no customer exceeded 10% of our net sales. Sales to Staples amounted to approximately 14% of net sales for each of the years ended December 31, 2016 and 2015. Sales to Walmart amounted to approximately 10% of net sales for the year ended December 31, 2016. Sales to Office Depot amounted to approximately 10% of net sales for the year ended December 31, 2015.

Competition

We operate in a highly competitive environment characterized by low-cost competitors, large, sophisticated customers, low barriers to entry, and competition from a wide range of products and services (including private label). ACCO Brands competes with numerous branded consumer products manufacturers as well as numerous private label suppliers and importers, including many of our customers who import their own private label products directly from foreign sources. Examples of branded competitors to ACCO Brands include Bi-Silque, Blue Sky, CCL Industries, Dominion Blueline, Fellowes, Hamelin, Herlitz, LSC Communications, Newell Rubbermaid, Novus, Smead, Spiral Binding and Stanley Black and Decker, among others.

The Company meets its competitive challenges by creating and maintaining leading brands and differentiated and innovative products that deliver superior value, performance and benefits to consumers. Our products are sold to consumers and end-users through diverse distribution channels delivering superior customer services. We further meet consumer needs by developing, producing and procuring products at a competitive cost, which are priced attractively. The Company’s management also believes that its experience at successfully managing a complex, highly seasonal business is a competitive advantage.

Product Development

Our strong commitment to understanding our consumers and designing products that fulfill their needs drives our product development strategy, which we believe is and will continue to be a key contributor to our success. Our products are developed from a strong understanding of consumer needs by our own research and development team or through partnership initiatives with inventors and vendors. Costs related to consumer and product research when paid directly by ACCO Brands are included in marketing costs and research and development expenses, respectively. Research and development expenses amounted to $23.5 million, $21.0 million and $20.0 million for the years ended December 31, 2017, 2016 and 2015, respectively. As a percentage of sales, research and development expenses were 1.2%, 1.3% and 1.3% for the years ended December 31, 2017, 2016 and 2015, respectively.

We consistently review our business units and product offerings, assess their strategic fit, and seek opportunities to invest in new products and adjacencies as well as to rationalize our product offerings. The criteria we use in assessing strategic fit or investment opportunities include: the ability to increase sales for the Company; the ability to create strong, differentiated products and brands; the importance of the product category to key customers; the relationship with existing product lines; the importance to the market; the actual and potential impact on our operating performance; and the value to ACCO Brands versus an alternative owner.

Marketing and Demand Generation

We support our brands with a significant investment in targeted marketing, advertising and consumer promotions, which increase brand awareness and highlight the innovation and differentiation of our products. We work with third party vendors, such as Nielsen, NPD Group, GfK SE and Kantar Group, to capture and analyze consumer buying habits and product trends. We also use our deep consumer knowledge to develop effective marketing programs, strategies and merchandising activities.

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

Supply

Our products are either manufactured or sourced to ensure that we supply our customers with quality products, innovative solutions and attractive pricing as well as convenient customer service. We have built a customer-focused business model with a flexible supply chain to ensure that these factors are appropriately balanced. Using a combination of manufacturing and third-party sourcing also enables us to reduce our costs and effectively manage our production assets by lowering capital investment and working capital requirements. Our overall strategy is to manufacture locally those products that would incur a relatively high freight and/or duty expense or that have high customer service needs and source through third-parties those products, which require higher direct labor to produce. We also look for opportunities to leverage our manufacturing facilities to improve operating efficiencies as well as customer service. We currently manufacture approximately half of our products locally where we operate, and source the remaining half in lower cost countries, primarily China, but also other Far Eastern countries and Eastern Europe.

Seasonality

Historically, our business has experienced higher sales and earnings in the third and fourth quarters of the calendar year and we expect these trends to continue. Two principal factors contribute to this seasonality: (1) we are a major supplier of products related to the back-to-school season, which occurs principally from June through September for our North American business and from November through February for our Australian and Brazilian businesses; and (2) several product categories we sell lend themselves to calendar year-end purchase timing, including planners, paper organization and storage products (including bindery) and Kensington® computer accessories, which have higher sales in the fourth quarter driven by traditionally strong fourth-quarter sales of personal computers and tablets. As a result, we have generated, and expect to continue to generate, most of our earnings in the second half of the year and much of our cash flow in the first, third and fourth quarters as receivables are collected.

For further information on the seasonality of net sales and earnings, see "Note 19. Quarterly Financial Information (Unaudited)" to the consolidated financial statements contained in Part II, Item 8. of this report.

Intellectual Property

Our products are marketed under a variety of trademarks. Some of our more significant trademarks include ACCO®, AT-A-GLANCE®, Derwent®, Esselte®, Five Star®, GBC®, Hilroy®, Kensington®, Leitz®, Marbig®, Mead®, NOBO®, Quartet®, Rapid®, Rexel®, Swingline®, Tilibra®, and Wilson Jones®. We own rights to these trademarks in various countries throughout the world. We protect these marks as appropriate through registrations in the U.S. and other jurisdictions. Depending on the jurisdiction, trademarks are generally valid as long as they are in use or their registrations are properly maintained and they have not been found to have become generic. Registrations of trademarks can also generally be renewed indefinitely as long as the trademarks are in use. We also own numerous patents worldwide. While we consider our portfolio of trademarks, patents, proprietary trade secrets, technology, know-how processes, and related intellectual property rights to be material to our operations in the aggregate, the loss of any one trademark, patent or a group of related patents would not have a material adverse effect on our business as a whole.

Environmental Matters

We are subject to national, state, provincial and/or local environmental laws and regulations concerning the discharge of materials into the environment and the handling, disposal and clean-up of waste materials and otherwise relating to the protection of the environment. This includes environmental laws and regulations that affect the design and composition of certain of our products. It is not possible to quantify with certainty the potential impact of actions regarding environmental matters, particularly remediation and other compliance efforts that we may undertake in the future. In the opinion of management, compliance with the present environmental protection laws, before taking into account estimated recoveries from third parties, will not have a material adverse effect upon our capital expenditures, financial condition and results of operations or competitive position.

Employees

As of December 31, 2017, we had approximately 6,620 full-time and part-time employees. There have been no strikes or material labor disputes at any of our facilities during the past five years. We consider our employee relations to be good.

Executive Officers of the Company
The following sets forth certain information with regard to our executive officers as of February 28, 2018 (ages are as of December 31, 2017).

Mark C. Anderson, age 55

•	2007 - present, Senior Vice President, Corporate Development

•	Joined the Company in 2007

Patrick H. Buchenroth, age 51

•	2017 - present, Executive Vice President and President, ACCO Brands International

•	2013 - 2017, Senior Vice President and President, Emerging Markets

•	2013 - Controller and Chief Accounting Officer, NewPage Corporation

•	2012 - 2013, Senior Vice President, Finance, ACCO Brands USA LLC

•	2005 - 2012, Chief Financial Officer, Consumer and Office Products Division, MeadWestvaco Corporation

•	Joined the Company in 2002

Boris Elisman, age 55

•	2016 - present, Chairman, President and Chief Executive Officer

•	2013 - 2016, President and Chief Executive Officer

•	2010 - 2013, President and Chief Operating Officer

•	2008 - 2010, President, ACCO Brands Americas

•	2008, President, Global Office Products Group

•	2004 - 2008, President, Computer Products Group

•	Joined the Company in 2004

Neal V. Fenwick, age 56

•	2005 - present, Executive Vice President and Chief Financial Officer

•	1999 - 2005, Vice President Finance and Administration, ACCO World

•	1994 - 1999 Vice President Finance, ACCO Europe

•	Joined the Company in 1984

Ralph P. Hargrow, age 65

•	2013 - present, Senior Vice President, Global Chief People Officer

•	2005 - 2013, Global Chief People Officer, Molson Coors Brewing Company

•	Joined the Company in 2013

Gregory J. McCormack, age 54

•	2018 - present, Senior Vice President, Global Products and Operations

•	2013 - 2018, Senior Vice President, Global Products

•	2012 - 2013, Senior Vice President, Operations, ACCO Brands Emerging Markets

•	2010 - 2012, Senior Vice President, Operations - ACCO Brands International

•	2008 - 2010, Senior Vice President, Operations, Americas

•	Joined the Company in 1996

Cezary L. Monko, age 56

•	2017 - present, Executive Vice President and President, ACCO Brands EMEA

•	2014 - 2017, President and Chief Executive Officer, Esselte

•	2004 - 2014, President, Esselte Europe

•	2002-2004, President Sales Esselte Europe

•	Joined the Company in 1992

Kathleen D. Schnaedter, age 48

•	2017 - present, Senior Vice President and Chief Accounting Officer

•	2015 - 2017, Senior Vice President, Corporate Controller and Chief Accounting Officer

•	2008 - 2015, Vice President and Corporate Controller

•	Joined the Company in 1994

Pamela R. Schneider, age 58

•	2012 - present, Senior Vice President, General Counsel and Secretary

•	2010 - 2012, General Counsel, Accertify, Inc.

•	2008 - 2010, Executive Vice President, General Counsel and Secretary, Movie Gallery, Inc. (filed for Chapter 11 in February 2010)

•	2005 - 2008, Senior Vice President, General Counsel and Secretary, APAC Customer Services, Inc.

•	Joined the Company in 2012

Thomas W. Tedford, age 47

•	2015 - present, Executive Vice President and President, ACCO Brands North America

•	2010 - 2015, Executive Vice President; President, ACCO Brands U.S. Office and Consumer Products

•	2010, Chief Marketing and Product Development Officer

•	Joined the Company in 2010

ITEM 1A. RISK FACTORS

The factors that are discussed below, as well as the matters that are generally set forth in this Annual Report on Form 10-K and the documents incorporated by reference herein, could materially and adversely affect the Company’s business, results of operations and financial condition.

A limited number of large customers account for a significant percentage of our net sales, and a substantial reduction in sales to or the consolidation of one or more of these customers could adversely impact our results of operations.

Our top ten customers accounted for 44% of our net sales for the year ended December 31, 2017. The loss of, or a significant reduction in sales to, one or more of our top customers, or significant changes to the terms on which we sell our products to our top customers, could have a material adverse effect on our business, results of operations and financial condition.

When our larger customers resist our efforts to increase prices, delist our products or reduce the shelf space allotted to our products, or demand lower pricing, increased promotional programs, longer payment terms or specifically tailored products, our sales and margins may be adversely effected. Other significant retail customers might also adopt these tactics in their dealings with us in response to the significant growth in online retailing for consumer products, which is outpacing the growth of traditional retail channels. Larger customers also generally have the scale to develop supply chains that permit them to change their buying patterns, operate with reduced inventories or develop and market their own private label and other economy brands that compete with some of our products, all of which negatively impacts our sales and margins.

Office superstores, wholesale and retail customers in Europe, the U.S. and our other major markets face increasing competition. In response they continue to consolidate or form buying alliances, resulting in fewer, larger customers with whom we can conduct business. Additionally, certain of them face, or in the future may face, financial difficulties. Continued consolidation among one or a few large retailers in a particular country or region increases the risk that if any one of them substantially reduces its purchases of our products, we may be unable to find a sufficient number of other retail outlets for our products to sustain the same level of sales and margins. In 2013, two of our large U.S. customers, Office Depot and OfficeMax, merged. Another large customer, Staples, along with Office Depot also continue to sell off parts of their non-U.S. business to private equity firms. Historically, consolidation of our customers or their sale to private equity firms have had a material impact on our sales and margins. Further, the declining financial health of one or more of our large customers may result in a significant loss or reduction in sales to that customer.

The economic climate in some of the countries in which we operate is volatile. A slowing economy in our key markets or changes in consumer buying habits could adversely affect the financial health of one or more of our large customers, which in turn could have an adverse effect on our results of operations and financial condition. The sell-through of our products by our customers is dependent in part on high quality merchandising and an appealing store environment to attract consumers, which requires continuing investments by our customers. Large customers that experience financial difficulties may fail to make such investments or delay them, resulting in lower sales and orders for our products.

Sales of our products may be adversely affected by issues that affect consumer discretionary spending and/or consumer spending decisions during periods of economic uncertainty or weakness.

Our business depends on consumer discretionary spending, and as a result, our results are highly dependent on consumer and business confidence and the health of the economies in the countries in which we operate. Consumer spending is affected by many factors outside of the Company’s control, including general economic conditions, consumer disposable income levels, consumer confidence levels, the availability, cost and level of consumer debt, the costs of basic necessities and other goods and the effects of the weather or natural disasters. Additionally, during periods of economic uncertainty or weakness, we tend to see our reseller customers reduce inventories as the demand for our products decrease as consumers forgo certain purchases altogether or switch to private label and other branded and/or generic products that compete on price and quality. Decreases in consumer demand for our products can result in the need to spend more on promotional activities. Overall, adverse changes in economic conditions or sustained periods of economic uncertainty or weakness could negatively affect our earnings and have an adverse effect on our business, results of operations, cash flow and financial condition.

The Company has foreign currency translation and transaction risks that may materially adversely affect the Company’s results of operations, financial condition and liquidity.

Approximately 55% of our net sales for the fiscal year ended December 31, 2017 were transacted in a currency other than the U.S. dollar. The fluctuations in the foreign currency rates relative to the U.S. dollar can cause transaction, translation, and other losses, which could negatively impact our sales and profitability. We also source approximately half of our products from China and other Far Eastern countries using U.S. dollars. The strengthening of the U.S. dollar against foreign currencies ordinarily has a negative impact on the Company’s reported sales and operating margins, and conversely, the weakening of the U.S. dollar against foreign currencies ordinarily has a positive impact.

When our cost of goods increases due to a strengthening in the U.S. dollar against the local foreign currency, we will seek to raise prices in our foreign markets in an effort to recover the lost margin. Due to competitive pressures and the timing of these price increases relative to the changes in the foreign currency exchange rates, it is often difficult to increase prices fast enough to fully offset the cumulative impact of the foreign-exchange-related inflation of our cost of goods sold in these markets. From time to time, we may also use hedging instruments to mitigate transactional exposure to changes in foreign currencies. The effectiveness of our hedges in part depends on our ability to accurately forecast future cash flows, which is particularly difficult during periods of uncertain demand for our products and services and highly volatile exchange rates. Further, hedging activities may only offset a portion, or none at all, of the material adverse financial effects of unfavorable movements in foreign exchange rates over the limited time the hedges are in place and we may incur significant losses from hedging activities due to factors such as demand volatility and currency fluctuations.

Our primary exposure to local currency movements is in Europe (the Euro, the Swedish krona and the British pound), Australia, Canada, Brazil, and Mexico. Government actions such as currency devaluations, foreign exchange controls, price or profit controls, and a government take-over, could further adversely impact foreign currency exchange rates and the Company’s business, results of operations, cash flows, and financial condition.

Challenges related to the highly competitive business environments in which we operate could have a material adverse effect on our business, results of operations and financial condition.

We operate in a highly competitive environment characterized by low-cost competitors; large, sophisticated customers; low barriers to entry; and competition from a wide range of products and services (including private label products and electronic and digital products and services that can replace or render certain of our products obsolete). ACCO Brands competes with numerous branded consumer products manufacturers as well as numerous private label suppliers and importers, including many of our customers who import their own private label products directly from foreign sources. Many of our competitors have strong, sought-after brands. They also have the ability to manufacture products locally at a lower cost or source them from other countries with lower production costs both of which can give them a competitive advantage in terms of price under certain circumstances. In addition, retail space devoted to our product categories is limited and, as a result of competitive pressures, many of our customers are closing retail locations, reducing the size of their retail stores and diversifying their product offerings further reducing the available retail space devoted to our products.

As a result, our business is likely to be affected by actions: (1) by our customers to increase their purchases of private label products or otherwise change product assortments; (2) by current and potential competitors to increase investment in product and brand development, lower prices, take advantage of low entry barriers to expand their production, or move production to countries with lower production costs; and (3) by consumers and other end-users to use lower-priced or alternative products. Any such actions could result in lower sales and margins and adversely affect our business, results of operations and financial condition.

Our success depends partially on our ability to continue to develop and market innovative products that meet our consumer demands, including price expectations.

Our competitive position depends on our ability to successfully invest in innovation and product development. That success will depend, in part, on our ability to anticipate and develop and market products that appeal to the changing needs and preferences of our consumers. We could focus our efforts and investment on new products that ultimately are not accepted by consumers. Likewise, our failure to offer innovative products that meet consumer and end-user demand could compromise our competitive position and adversely affect our sales, profitability and results of operation.

Our strategy is partially based on growth through acquisitions and the expansion of our product assortment into new and adjacent product categories that are experiencing higher growth rates. Failure to properly identify, value, manage and integrate acquisitions or to expand into adjacent categories may materially impact our business, results of operations and financial condition.

Our growth strategy includes continued focus on mergers and acquisitions. We are focused on acquiring companies that are either in our existing product categories or geographic markets, which enhance our ability to compete effectively or that have the potential to accelerate our growth or our entry into adjacent product categories.

We may not be successful in identifying suitable acquisition opportunities, prevailing against competing potential acquirers, negotiating appropriate acquisition terms, obtaining financing, completing proposed acquisitions, integrating acquired businesses or expanding in new markets or product categories. In addition, an acquisition may not perform as anticipated, be accretive to earnings or prove to be beneficial to our operations and cash flow. If we fail to effectively identify, value, consummate, manage and integrate any acquired company, we may not realize the potential growth opportunities or achieve the financial results anticipated at the time of its acquisition.

An acquisition could also adversely impact our operating performance as a result of the issuance of acquisition-related debt, pre-acquisition assumed liabilities, undisclosed facts about the business, acquisition expense and the amortization of acquired assets or possible future impairments of goodwill or intangible assets associated with the acquisition.

To the extent acquisitions increase our exposure to emerging markets, the risks associated with doing business in these markets will increase. See also "- Growth in emerging geographies may be difficult to achieve and exposes us to financial, operational, regulatory and compliance and other risks not present or not as prevalent as in more established markets."

Additionally, part of our strategy is to expand our product assortment into new and adjacent product categories with a higher growth profile. There can be no assurance that we will successfully execute these strategies. If we are unable to successfully increase sales by expanding our product assortment, our business, results of operations and financial condition could be adversely affected.

We may face challenges with integrating acquisitions and achieving the financial and other results anticipated at the time of acquisition, including the planned synergies.

We may face challenges in integrating our acquisitions, including the Pelikan Artline and Esselte acquisitions, with our existing operations. These challenges may include, among other things: integrating the business cultures; possible difficulties in retaining key employees and key customers; and the difficulty of integrating the acquired business's finance, accounting and other business systems without negatively impacting our internal control over financial reporting and our disclosure controls and procedures.

The process of integrating operations also could cause an interruption of, or loss of momentum in, the activities of one or more of our businesses. Members of our senior management may need to devote considerable amounts of time to the integration process. If our senior management is not able to effectively manage the integration processes, or if any significant business activities are interrupted as a result of the integration process, our business and financial results could suffer.

Additionally, we generally expect that we will realize synergy cost savings and other financial and operating benefits from our acquisitions. Our success in realizing these synergy savings and other financial and operating benefits, and the timing of this realization depends on the successful integration of the business operations of the acquired company. We cannot predict with certainty if or when these synergy savings and other benefits will occur, or the extent to which we will be successful.

Finally, the integration of any acquisition will involve changes to, or implementation of critical information technology systems, modifications to our internal control systems, processes and accounting and financial systems, and the establishment of disclosure controls and procedures and internal control over financial reporting necessary to meet our obligations as a public company. Failure to successfully complete any of these tasks could adversely affect our internal control over financial reporting, our disclosure controls and procedures and our ability to effectively and timely report our financial results. If we are unable to accurately report our financial results in a timely manner and establish internal control over financial reporting and disclosure controls and procedures that are effective; our business, results of operation and financial condition; investor, supplier and customer confidence in our reported financial information; the market perception of our Company and/or the trading price of our common stock could be materially and adversely affected.

We rely extensively on information technology systems to operate, transact and otherwise manage our business. Any material failure, inadequacy, or interruption of that technology or its supporting infrastructure could materially adversely affect our business, results of operations and financial condition.

We rely extensively on our information technology systems, many of which are outsourced to third-party service providers. We depend on these systems and our third-party service providers to effectively manage our business and execute the production, distribution and sale of our products as well as to manage and report our financial results and run other support functions. Although we have implemented service level agreements and have established monitoring controls, if our third-party service providers fail to perform their obligations in a timely manner or at satisfactory levels, our business could suffer. Additionally, our failure to properly maintain and successfully upgrade or replace any of these systems, especially our enterprise resource planning systems (including our financial systems), so that they operate effectively could disrupt service to our customers or negatively impact our ability to report our financial results in a timely and accurate manner.

Our information technology general controls are an important element of our internal control over financial reporting and our disclosure controls and procedures. Failure to successfully execute our information technology general controls could adversely impact the effectiveness of our internal control over financial reporting and our disclosure controls and procedures and impair our ability to accurately and timely report our financial results.

If services to our customers are negatively impacted by the failure of our information systems, if we are unable to accurately and timely report our financial results, or conclude that we do not have effective internal control over financial reporting and effective disclosure controls and procedures, it could damage our reputation and adversely affect our business, results of operations and financial condition.

Security breaches could compromise our confidential and proprietary information as well as personally identifiable information we hold and expose us to operational and legal risks which could cause our business and reputation to suffer and materially adversely affect our results of operations.

We maintain information necessary to conduct our business in digital form, which is stored in data centers and on our networks and third-party cloud services, including confidential and proprietary information as well as personally identifiable information regarding our customers and employees. Data maintained in digital form is subject to the risk of intrusion, tampering and theft. Our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions.

We maintain systems designed to prevent such intrusion, tampering and theft. The development and maintenance of these systems is costly and requires ongoing monitoring and updating as technologies change and efforts by hackers to overcome security measures become more sophisticated. Further, we obtain assurances from third parties to whom we provide confidential, proprietary and personally identifiable information regarding the sufficiency of their security procedures and, where appropriate, assess the protections employed by these third parties.

Despite these efforts, the possibility of intrusion, tampering and theft cannot be eliminated entirely. The techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not recognized until launched against a target. Additionally, there can be no assurance that the actions we and our third party providers are taking and will continue to take will prevent a breach of, or attack on the information systems which house our confidential, proprietary and personally identifiable information. Any such breach or attack could compromise our network, the network of a third party to whom we have disclosed confidential, proprietary or personally identifiable information, a data center where we have stored such information or a third-party cloud service provider, and the information stored there could be accessed, publicly disclosed, lost or stolen.

Any such intrusion, tampering or theft and any resulting disclosure or other loss of such information could result in a disruption to our information technology infrastructure, interruption of our business operations, violation of applicable privacy and other laws or standards, significant legal and financial exposure beyond the scope or limits of any insurance coverage, increased operating costs associated with remediation activities, and a loss of confidence in our security measures, all of which could harm our reputation with our customers, end-users, employees and other stakeholders and adversely affect our results of operation. Contractual provisions with third parties, including cloud service providers, may limit our ability to recover these losses.

Growth in emerging geographies may be difficult to achieve and exposes us to financial, operational, regulatory and compliance and other risks not present or not as prevalent as in more established markets.

A portion of our sales are derived from emerging markets such as Latin America and parts of Asia, the Middle East, Africa and Eastern Europe. Moreover, the profitable growth of our business in emerging markets, through both organic investments and through acquisitions, is a key element to our long-term growth strategy.

Emerging markets generally involve more financial, operational and regulatory and compliance risks than more mature markets. In some cases, emerging markets have greater political and economic volatility, greater vulnerability to infrastructure and labor disruptions, are more susceptible to corruption and have different laws and regulations. Further, these emerging markets are generally more remote from our headquarter's location and have different cultures which may make it be more difficult to impose corporate standards and procedures and the extraterritorial laws of the U.S. and other jurisdictions, including the U.S. Foreign Corrupt Practices Act , the U.K. Bribery Act and other similar laws. Negative or uncertain political climates and military disruptions in developing and emerging markets could also adversely affect us. Further, weak or corrupt legal systems may affect our ability to protect and enforce our intellectual property, contractual and other rights.

As we seek to expand and grow in these emerging markets, we increase our exposure to these financial, operational and regulatory and compliance risks as well as legal and other risks, including currency transfer restrictions, the impact of currency fluctuations, hyperinflation or devaluation, changes in international trade and tax policies and regulations (including import and export restrictions), the lack of well-established or reliable legal systems, corruption, adverse economic conditions, political actions or instability, terrorism and civil unrest. Likewise, our overall cost of doing business increases due to the costs of compliance with complex and numerous foreign and U.S. laws and regulations.

If we are unable to successfully expand into emerging markets, profitably grow our existing emerging market businesses, achieve the return on capital we expect as a result of our investments, or effectively manage the risks inherent in our growth strategy in these markets, our business, results of operations and financial condition could be adversely affected.

The effects of the U.S. Tax Cuts and Jobs Act on our business have not yet been fully analyzed and could have an adverse effect on our net income and cash flows.

On December 22, 2017, the Tax Cuts and Jobs Act (the "U.S. Tax Act") was signed into law in the U.S. The U.S. Tax Act includes, among other things, changes to U.S. federal tax rates, imposing significant additional limitations on the deductibility of interest, allowing for the expensing of capital expenditures, the migration from a "worldwide" system of taxation to a modified territorial system, and the use of certain border adjustments. Any benefits associated with lower U.S. corporate tax rates could be reduced or outweighed by other tax changes adverse to our business or operations, such as new or additional taxes imposed on earnings and/or reinvested earnings of our foreign subsidiaries. Additionally, the manner in which the U.S. Tax Act will be interpreted and enforced is still evolving so it is not possible to fully analyze its ultimate impact on the Company. The aggregate impact of such legislation when fully implemented could have a material adverse impact on our cash flows and results of operations.

Changes to current policies by the U.S. government could materially adversely affect our business.

We anticipate possible changes to current policies by the U.S. government that could affect our business, including increased import tariffs or quotas and other changes in U.S. trade relations with other countries (e.g., Mexico and China). These changes could increase our costs in certain markets requiring us to find alternative suppliers or to increase prices. This may cause our customers to find alternative sourcing. There can be no assurance that the Company will be able to locate alternative suppliers for its products at acceptable costs in a timely manner. In response to these changes, other countries may change their own policies on business and foreign investment in companies. Additionally, it is possible that U.S. policy changes and uncertainty about policy could increase the volatility of currency exchange rates, which could adversely impact our results of operations and financial condition.

Litigation or legal proceedings could expose us to significant liabilities and damage our reputation.

We are party to various lawsuits and regulatory proceedings, primarily related to alleged patent infringement and employee terminations as well as other claims incidental to our business. In addition, we may be unaware of third party claims of intellectual property infringement relating to our technology, brands or products and we may face other claims related to business operations. Any litigation regarding patents or other intellectual property could be costly and time-consuming and might require us to pay monetary damages or enter into costly license agreements. We also may be subject to injunctions against development and sale of certain of our products.

It is the opinion of management that (other than the Brazilian Tax Assessment described below) the ultimate resolution of currently outstanding matters will not have a material adverse effect on our financial condition, results of operations or cash flow. However, there is no assurance that we will ultimately be successful in our defense of any of these matters or that an adverse outcome in any matter will not negatively affect our results of operations, financial condition or cash flow. Further, future claims, lawsuits and legal proceedings could materially and adversely affect our business, reputation, results of operations and financial condition.

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

Recently, the final administrative appeal of the Second Assessment was decided against the Company. We intend to challenge this decision in court in early 2018. In connection with the judicial challenge, we may be required to post security to guarantee payment of the Second Assessment, which represents $24.6 million of the current reserve, should we not prevail. The First Assessment is still being challenged through established administrative procedures.

We believe we have meritorious defenses and intend to vigorously contest these matters; however, there can be no assurances that we will ultimately prevail. The ultimate outcome will not be determined until the Brazilian tax appeal process is complete, which is expected to take a number of years. In addition, Tilibra's 2012 tax year remains open and subject to audit, and there can be no assurances that we will not receive an additional tax assessment regarding the goodwill for 2012. The time limit for issuing an assessment for 2011 expired in January 2018 and we did not receive an assessment. The time limit for issuing an assessment for 2012 will expire in January 2019. If the FRD's initial position is ultimately sustained, the amount assessed would materially and adversely affect our cash flow in the year of settlement.

Because there is no settled legal precedent on which to base a definitive opinion as to whether we will ultimately prevail, we consider the outcome of this dispute to be uncertain. Since it is not more likely than not that we will prevail, in 2012, we recorded a reserve in the amount of $44.5 million (at December 31, 2012 exchange rates) in consideration of this contingency, of which $43.3 million was recorded as an adjustment to the purchase price and which included the 2007-2012 tax years plus penalties and interest through December 2012. Included in this reserve is an assumption of penalties at 75%, which is the standard penalty. While there is a possibility that a penalty of 150% could be imposed in connection with the First Assessment, based on the facts in our case and existing precedent, we believe the likelihood of a 150% penalty is not more likely than not as of December 31, 2017. We will continue to actively monitor administrative and judicial court decisions and evaluate their impact, if any, on our legal assessment of the ultimate outcome of our case. In addition, we will continue to accrue interest related to this contingency until such time as the outcome is known or until evidence is presented that we are more likely than not to prevail. During the years ended December 31, 2017, 2016 and 2015, we accrued additional interest as a charge to current tax expense of $2.2 million, $2.8 million and $2.7 million, respectively. At current exchange rates, our accrual through December 31, 2017, including tax, penalties and interest is $38.7 million.

Outsourcing the production of certain of our products, our information technology systems and other administrative functions could materially adversely affect our business, results of operations and financial condition.

We outsource certain manufacturing functions to suppliers in China, other Asia-Pacific countries and Eastern Europe. Outsourcing of product design and production creates a number of risks, including decreased control over the engineering and manufacturing processes resulting in unforeseen production delays or interruptions, inferior product quality, loss or misappropriation of trade secrets and other performance issues, which could result in cost overruns, delayed deliveries or shortages. Additionally, we rely on our suppliers to ensure that our products meet our design and product content specifications, and all applicable laws, including product safety, security, labor and environmental laws. We also expect our suppliers to conform to our and our customers’ expectations with respect to product safety, product quality and social responsibility, be responsive to our audits and otherwise be certified as meeting our and our customers’ supplier codes of conduct. Failure to meet any of these requirements may result in our having to cease doing business with a supplier or cease production at a particular facility. Substitute suppliers might not be available or, if available, might be unwilling or unable to offer products on acceptable terms or in a timely manner. Any of these circumstances could result in unforeseen production delays and increased costs and negatively affect our ability to deliver products and services to our customers, all of which could adversely affect our business, results of operations and financial condition.

Moreover, if one or more of our suppliers is unable or unwilling to continue to provide products of acceptable quality, at acceptable cost or in a timely manner due to financial difficulties, insolvency or otherwise, or if customer demand for our products increases, we may be unable to secure sufficient additional capacity from our current suppliers, or others, in a timely manner or on acceptable terms. Increases in import duties and tariffs could also negatively affect our cost of finished goods manufactured by our suppliers in China and other Asia-Pacific countries. Any of these events could result in unforeseen production delays and increased costs and negatively affect our ability to deliver our products and services to our customers, all of which could adversely affect our business, results of operations and financial condition.

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

In addition, we outsource certain administrative functions, such as payroll processing and benefit plan administration to third party service providers and may outsource other functions in the future to achieve cost savings and efficiencies. If the service providers to which we outsource these functions do not perform effectively, we may not be able to achieve the expected cost savings and may have to incur additional costs to correct errors they make. Depending on the function involved, such errors may lead to business disruption, processing inefficiencies or loss of, or damage to intellectual property, or harm to employee morale.

Continued declines in the use of certain of our products could adversely affect our business.

A number of our products and brands consist of paper-based and related products. As use of technology-based tools rises worldwide, consumer demand for traditional paper-based and related products, such as decorative calendars, planners, envelopes, ring binders and mechanical binding equipment, has declined. The continued decline or an acceleration of the decline in the overall demand for any of the products we sell could adversely impact our business, results of operations and financial condition.

Our business is subject to risks associated with seasonality, which could materially adversely affect our cash flow, results of operations and financial condition.

Historically, our business has experienced higher sales and earnings in the third and fourth quarters of the calendar year and we expect these trends to continue. Two principal factors contribute to this seasonality: (1) we are a major supplier of products related to the back-to-school season, which occurs principally from June through September for our North American business and from November through February for our Australian and Brazilian businesses; and (2) several product categories we sell lend themselves to calendar year-end purchase timing, including planners, paper organization and storage products (including bindery) and Kensington® computer accessories, which have higher sales in the fourth quarter driven by traditionally strong fourth-quarter sales of personal computers and tablets. As a result, we have generated, and expect to continue to generate, most of our earnings in the second half of the year and much of our cash flow in the first, third and fourth quarters as receivables are collected. If these typical seasonal increases in sales of certain products do not materialize or if sales of these product lines were to represent a larger overall percentage of our sales or profitability, it may have an outsized impact on our business that could adversely affect our cash flow, results of operations and financial condition.

Our operating results can be adversely affected by changes in the cost or availability of raw materials, transportation, and other necessary supplies and services.

Pricing and availability of raw materials, transportation, and other necessary supplies and services used in our business can be volatile due to numerous factors beyond our control, including general, domestic and international economic conditions, labor costs, production levels, competition, consumer demand, and import duties and tariffs. This volatility can significantly affect our business, results of operations, and financial condition.

Our success is dependent, in part, on our continued ability to reduce our exposure to increases in those costs through a variety of programs, including periodic purchases, future delivery purchases, long-term contracts, sales price adjustments and certain derivative instruments, while maintaining and improving margins and category share. Also, we rely on third-party manufacturers as a source for many of our products. These manufacturers are also subject to price volatility and labor cost and other inflationary pressures, which may, in turn, result in an increase in the amount the Company pays for sourced products. During periods of rising raw material prices, there can be no assurance that the Company will be able to pass any portion of such increases on to customers. Conversely, when raw material prices decline, customer demands for lower prices could result in lower sale prices and, to the extent the Company has existing inventory, lower margins. As a result, fluctuations in raw material prices could have a material adverse effect on the Company’s business, results of operations and financial condition.

The primary materials used in the manufacturing of many of our products are paper, plastics, resin, polyester and polypropylene substrates, steel, wood, aluminum, melamine, zinc and cork. Supply shortages for a particular type of material can delay production or cause increases in the cost of manufacturing the Company’s products. This could have a material adverse effect on the Company’s business, results of operations and financial condition.

The risks associated with our failure to comply with laws, rules and regulations and self-regulatory requirements that affect our business, and the costs of compliance, as well as the impact of changes in such laws could materially adversely affect our business, reputation and results of operations.

Our business is subject to national, state, provincial and/or local laws, rules and regulations as well as self-regulatory requirements in numerous countries due to the nature of our operations and the products we sell. This, in turn, affects the way we conduct our business as well as our customers’ expectations and requirements. Among others, laws and self-regulatory requirements in the following significant areas (and the rules and regulations promulgated thereunder) affect our business and our current and prospective customers’ expectations:

•	Laws relating to the discharge and emission of certain materials and waste, and establishing standards for their use, disposal and management;

•	Laws governing content of toxic chemicals and materials in the products we sell;

•	Product safety laws;

•	International trade laws;

•	Privacy and data security laws;

•	Self-regulatory requirements regarding the acceptance, processing, storage and transmission of credit card data;

•	Laws governing the use of the internet, social media, advertising, endorsements and testimonials;

•	Anti-bribery and corruption laws;

•	Anti-money laundering laws; and

•	Competition laws.

All of these legal frameworks are complex and may change frequently. For example, the European Union adopted the General Data Protection Regulation ("GDPR"), which will take effect in May 2018. The GDPR supersedes, and is more stringent than, the existing EU data protection directive. Capital and operating expenses required to establish and maintain compliance with all of these laws, rules and regulations and self-regulatory requirements can be significant, and violations may result in substantial fines, penalties and civil damages as well as damage to our reputation. Any significant increase in our costs to comply with applicable legal and self-regulatory requirements, or liability arising from noncompliance, as well as changes in tariffs or duties associated with the international transfer of goods could have an adverse effect on our business, results of operations and financial condition as well as damage to our reputation.

In addition, as we expand our business into emerging and new markets, we increase the number of legal and self-regulatory requirements with which we are required to comply, which increases the complexity and costs of compliance as well as the risks of noncompliance.

The level of investment returns on pension and post-retirement plan assets and the actuarial assumptions used for valuation purposes could affect the Company’s earnings and cash flows in future periods. Changes in government regulations could also affect the Company’s pension and post-retirement plan expenses and funding requirements.

As of December 31, 2017, the Company had $276.2 million recorded as pension liabilities in its Consolidated Balance Sheet. The funding obligations for the Company’s pension plans are impacted by the performance of the financial markets, particularly the equity markets, and interest rates. Funding obligations are determined by government regulations and are measured each year based on the value of assets and liabilities on a specific date. If the financial markets do not provide the long-term returns that are expected, the Company could be required to make larger contributions. The equity markets can be, and recently have been, very volatile, and therefore the Company’s estimate of future contribution requirements can change dramatically in relatively short periods of time. Similarly, changes in interest rates and legislation enacted by governmental authorities can impact the timing and amounts of contribution requirements. An adverse change in the funded status of the plans could significantly increase the Company’s required contributions in the future and adversely impact its liquidity.

Assumptions used in determining projected benefit obligations and the fair value of plan assets for the Company’s pension and post-retirement benefit plans are determined by the Company in consultation with outside actuaries. In the event that the Company determines that changes are warranted in the assumptions used, such as the discount rate, expected long-term rate of return on assets, expected health care costs, or mortality rates, the Company’s future pension and post-retirement benefit expenses could increase or decrease. Due to changing market conditions or changes in the participant population, the assumptions that the Company uses may differ from actual results, which could have a significant impact on the Company’s pension and post-retirement liabilities and related costs and funding requirements.

We also participate in a multi-employer pension plan for our union employees at our Ogdensburg, New York facility. The plan has reported significant underfunded liabilities and declared itself in critical and declining status. As a result, the trustees of the plan adopted a rehabilitation plan in an effort to forestall insolvency. Our required contributions to this plan could increase due to the shrinking contribution base resulting from the insolvency, or withdrawal of other participating employers, the inability or the failure of withdrawing participating employers to pay their withdrawal liability, lower than expected returns on pension fund assets, and other funding deficiencies. In the event that we withdraw from participation in the plan, we will be required to make withdrawal liability payments for a period of 20 years or longer in certain circumstances. The present value of our withdrawal liability payments could be significant and would be recorded as an expense in our Consolidated Statements of Income and as a liability on our Consolidated Balance Sheets in the first year of our withdrawal.

See also "Part II, Item 7. Critical Accounting Policies - Employee Benefit Plans" and "Note 5. Pension and Other Retiree Benefits" to the consolidated financial statements contained in Part II, Item 8. of this report.

Impairment of intangible assets could have a material adverse effect on our financial results.

We have approximately $1.5 billion of goodwill and other specifically identifiable intangible assets as of December 31, 2017. Future events may occur that could adversely affect the reported value, or fair value, of our intangible assets that would require impairment charges to our financial results. Such events may include, but are not limited to, strategic decisions made in response to changes in economic and competitive conditions, the impact of the economic environment on the Company’s sales and customer base, the unfavorable resolution of litigation, a material adverse change in the Company’s relationship with significant customers, or a sustained decline in the Company’s stock price. The Company continues to evaluate the impact of developments from its reporting units to assess whether impairment indicators are present. Accordingly, the Company may be required to perform impairment tests based on whether or not indicators are present. In addition, the Company performs an impairment test on an annual basis in the second quarter, as required by GAAP whether or not impairment indicators are present. See also "Part II, Item 7. Critical Accounting Policies - Intangible Assets," " - Goodwill" and "Note 9. Goodwill and Identifiable Intangible Assets" to the consolidated financial statements contained in Part II, Item 8. of this report.

Our existing borrowing arrangements require us to dedicate a substantial portion of our cash flow to debt payments and limit our ability to engage in certain activities. If we are unable to meet our obligations under these agreements or are contractually restricted from pursuing activities or transactions that we believe are in our long-term best interests, our business, results of operations and financial condition could be materially adversely affected.

As of December 31, 2017, we had $939.5 million of outstanding debt, which increased by approximately $326 million in early 2017 due to the borrowings to fund the acquisition of Esselte and related transaction expenses.

Our debt service obligations require us to dedicate a substantial portion of our cash flow from operating activities to payments on our indebtedness, which reduces the availability of our cash flow to fund working capital, capital expenditures, research and product development efforts, potential acquisitions and for other general corporate purposes. Our indebtedness also may increase our vulnerability to economic downturns and changing market conditions and place us at a competitive disadvantage relative to competitors that have less debt. In addition, as of December 31, 2017, $538.9 million of our outstanding debt is subject to floating interest rates, which increases our exposure to fluctuations in interest rates.

The terms of our debt agreements also limit our ability to engage in certain activities and transactions that may be in our and our stockholders' long-term interest. Among other things, the covenants and financial ratios and tests contained in our debt agreements restrict or limit our ability to incur additional indebtedness, incur certain liens on our assets, issue preferred stock or certain disqualified stock, make restricted payments (including dividends and share repurchases), make investments, sell our assets or merge with other companies, and enter into certain transactions with affiliates. We are also required to maintain specified financial ratios under certain circumstances and satisfy financial condition tests. Our ability to comply with these covenants and financial ratios and tests may be affected by events beyond our control, and we may not be able to continue to meet those covenants, ratios and tests.

Our ability to meet our debt obligations, including our financial covenants, and to refinance our existing indebtedness upon maturity, will depend upon our future operating performance, which will be affected by general economic, financial, competitive, regulatory, business and other factors. Breach of any of the covenants, ratios and tests contained in the agreements governing our indebtedness, or our inability to pay interest on, or principal of, our outstanding debt as it becomes due, could result in an event of default, in which case our lenders could declare all amounts outstanding to be immediately due and payable. If our lenders accelerate our indebtedness, or we are not able to refinance our debts at maturity, our assets may not be sufficient to repay in full such indebtedness and any other indebtedness that would become due as a result of such acceleration. If we then are unable to obtain replacement financing or any such replacement financing is on terms that are less favorable than the indebtedness being replaced, our liquidity, results of operations and financial condition would be adversely affected.

Should any of the risks associated with our indebtedness be realized, our business, results of operations and financial condition could be adversely affected. See also "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

Should one of our large customers or suppliers experience financial difficulties or file for bankruptcy, our cash flows, results of operations and financial condition could be materially adversely affected.

Our customer concentration increases our customer credit risk. If any of our larger customers were to face liquidity issues, become insolvent or file for bankruptcy, we could be adversely impacted due to not only a reduction in future sales but also delays in the payment of existing accounts receivable balances. Such a result could adversely impact our cash flows, results of operations and financial condition.

In addition, should one of our suppliers or third party service providers experience financial difficulties, our business, results of operations and financial condition could be adversely affected.

Our failure to comply with customer contracts may lead to fines or loss of business, which could adversely impact our revenue and results of operations

Our contracts with our customers include specific performance requirements. If we fail to comply with the specific provisions of our customer contracts, we could be subject to fines, suffer a loss of business or incur other penalties. If our customer contracts are terminated, if we fail to meet our contractual obligations, or if our ability to compete for new contracts is adversely affected, we could suffer a reduction in expected revenue and margins.

Our inability to secure, protect and maintain rights to intellectual property could have an adverse impact on our business.

We consider our intellectual property rights, particularly and most notably our trademarks and trade names, but also our patents, trade secrets, trade dress, copyrights and licensing agreements, to be an important and valuable part of our business. Our failure to obtain or adequately protect our intellectual property rights, or any change in law or other changes that serve to lessen or remove the current legal protections of our intellectual property, may diminish our competitiveness, dilute the value of our brands, cause confusion in the marketplace and materially impact our sales and profitability.

Product liability claims, recalls or regulatory actions could materially adversely affect our financial results or harm our reputation or brands.

Claims for losses or injuries purportedly caused by some of our products arise in the ordinary course of our business. In addition to the risk of litigation or regulatory enforcement actions and the associated costs and potential for monetary judgments and penalties, which could have an adverse effect on our results of operations and financial condition, product liability claims or regulatory actions, regardless of merit, could result in negative publicity that could harm our reputation in the marketplace or the value of our consumer brands. We also could be required to recall and possibly discontinue the sale of defective or unsafe products, which could result in adverse publicity, significant expenses and adverse impacts to our financial position.

Our success depends on our ability to attract and retain qualified personnel.

Our success depends on our ability to attract and retain qualified personnel, including executive officers and other key personnel for a diverse, global workforce. We rely to a significant degree on compensating our executive officers and key employees with performance-based incentive awards that pay out only if specified performance goals have been met. To the extent these performance goals are not met and our incentive awards do not pay out, or pay out less than the targeted amount, it may motivate certain executive officers and key employees to seek other opportunities and affect our ability to attract and retain qualified personnel. The loss of key management personnel or other key employees or our potential inability to attract such personnel may adversely affect our ability to manage our overall operations and successfully implement our business strategy.

Our stock price is volatile.

The market price for our common stock has been volatile historically. Our stock price may be significantly affected by factors including those described elsewhere in this "Part I, Item 1A. Risk Factors" as well as the following:

•quarterly fluctuations in our operating results compared to market expectations;
•investors' perceptions of the office products industry;
•amounts we repurchase on the open market under our share repurchase program;
•changes in financial estimates by us or securities analysts and recommendations by securities analysts; and
•the composition of our stockholders, particularly the presence of "short sellers" trading in our stock.

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

A disruption at one of our facilities or at a third-party service provider’s facilities (especially facilities in China, other Asia-Pacific countries and Latin America) could adversely impact production, and our customer deliveries which can negatively impact our operations and result in increased costs. Such a disruption could occur as a result of any number of events, including but not limited to, a major equipment failure, labor stoppages, transportation failures affecting the supply and shipment of materials and finished goods, the unavailability of raw materials, severe weather conditions, natural disasters, civil unrest, fire, explosions, health pandemics, war or terrorism and disruptions in utility and other services. Any such disruptions could adversely impact our business, results of operations and financial condition.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We have manufacturing facilities in North America, Europe, Brazil, Mexico and Australia, and maintain distribution centers in the regional markets we service. We lease our corporate and U.S. headquarters in Lake Zurich, Illinois. The following table lists our principal facilities by segment as of December 31, 2017:

Location	Functional Use	Owned/Leased (number of properties)
ACCO Brands North America:
Ontario, California	Distribution/Manufacturing	Leased
Booneville, Mississippi	Distribution/Manufacturing	Owned
Ogdensburg, New York	Distribution/Manufacturing	Owned
Sidney, New York	Distribution/Manufacturing	Owned
Alexandria, Pennsylvania	Distribution/Manufacturing	Owned
Pleasant Prairie, Wisconsin(a)	Distribution/Manufacturing	Leased (2)
Mississauga, Canada	Distribution/Manufacturing/Office	Leased
San Mateo, California	Office	Leased

ACCO Brands EMEA:
Sint-Niklass, Belgium	Distribution/Manufacturing	Leased
Shanghai, China	Manufacturing	Leased
Lanov, Czech Republic	Distribution/Manufacturing	Leased
Aylesbury, England	Office	Leased
Halesowen, England	Distribution	Owned
Lillyhall, England	Manufacturing	Leased
Uxbridge, England	Office	Leased
Vagney, France	Distribution	Owned
Heilbronn, Germany	Distribution	Owned
Stuttgart, Germany	Office	Leased
Uelzen, Germany	Manufacturing	Owned
Gorgonzola, Italy	Distribution/Manufacturing	Leased
Tornaco, Italy	Distribution	Owned
Born, Netherlands(b)	Distribution	Leased
Kozienice, Poland	Distribution/Manufacturing	Owned
Warsaw, Poland	Office	Leased
Arcos de Valdevez, Portugal	Manufacturing	Owned
Hestra, Sweden	Distribution/Manufacturing/Office	Owned

ACCO Brands International:
Sydney, Australia	Distribution/Manufacturing/Office	Owned/Leased (2)
Bauru, Brazil	Distribution/Manufacturing/Office	Owned (2)
Hong Kong	Office	Leased
Tokyo, Japan	Office	Leased
Lerma, Mexico	Manufacturing/Office	Owned
Auckland, New Zealand	Distribution/Office	Leased
Taipei, Taiwan City	Office	Leased

(a)	Distribution center scheduled to be closed during the second quarter of 2018. Activities will be substantially relocated to Booneville, Mississippi.

(b)	Scheduled to be closed during the second quarter of 2018. Activities will be relocated to various locations throughout Europe.

We believe that the properties are suitable to the respective businesses and have production capacities adequate to meet the needs of our businesses.

ITEM 3. LEGAL PROCEEDINGS

We are party to various lawsuits and regulatory proceedings, primarily related to alleged patent infringement and employee terminations as well as other claims incidental to our business. In addition, we may be unaware of third party claims of intellectual property infringement relating to our technology, brands or products and we may face other claims related to business operations. Any litigation regarding patents or other intellectual property could be costly and time-consuming and might require us to pay monetary damages or enter into costly license agreements. We also may be subject to injunctions against development and sale of certain of our products.

It is the opinion of management that (other than the Brazilian Tax Assessment described below) the ultimate resolution of currently outstanding matters will not have a material adverse effect on our financial condition, results of operations or cash flow. However, there is no assurance that we will ultimately be successful in our defense of any of these matters or that an adverse outcome in any matter will not negatively affect our results of operations, financial condition or cash flow. Further, future claims, lawsuits and legal proceedings could materially and adversely affect our business, reputation, results of operations and financial condition.

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

Recently, the final administrative appeal of the Second Assessment was decided against the Company. We intend to challenge this decision in court in early 2018. In connection with the judicial challenge, we may be required to post security to guarantee payment of the Second Assessment, which represents $24.6 million of the current reserve, should we not prevail. The First Assessment is still being challenged through established administrative procedures.

We believe we have meritorious defenses and intend to vigorously contest these matters; however, there can be no assurances that we will ultimately prevail. The ultimate outcome will not be determined until the Brazilian tax appeal process is complete, which is expected to take a number of years. In addition, Tilibra's 2012 tax year remains open and subject to audit, and there can be no assurances that we will not receive an additional tax assessment regarding the goodwill for 2012. The time limit for issuing an assessment for 2011 expired in January 2018 and we did not receive an assessment. The time limit for issuing an assessment for 2012 will expire in January 2019. If the FRD's initial position is ultimately sustained, the amount assessed would materially and adversely affect our cash flow in the year of settlement.

Because there is no settled legal precedent on which to base a definitive opinion as to whether we will ultimately prevail, we consider the outcome of this dispute to be uncertain. Since it is not more likely than not that we will prevail, in 2012, we recorded a reserve in the amount of $44.5 million (at December 31, 2012 exchange rates) in consideration of this contingency, of which $43.3 million was recorded as an adjustment to the purchase price and which included the 2007-2012 tax years plus penalties and interest through December 2012. Included in this reserve is an assumption of penalties at 75%, which is the standard penalty. While there is a possibility that a penalty of 150% could be imposed in connection with the First Assessment, based on the facts in our case and existing precedent, we believe the likelihood of a 150% penalty is not more likely than not as of December 31, 2017. We will continue to actively monitor administrative and judicial court decisions and evaluate their impact, if any, on our legal assessment of the ultimate outcome of our case. In addition, we will continue to accrue interest related to this contingency until such time as the outcome is known or until evidence is presented that we are more likely than not to prevail. During the years ended December 31, 2017, 2016 and 2015, we accrued additional interest as a charge to current tax expense of $2.2 million, $2.8 million and $2.7 million, respectively. At current exchange rates, our accrual through December 31, 2017, including tax, penalties and interest is $38.7 million.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER
PURCHASES OF EQUITY SECURITIES

Common Stock Information

Our common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "ACCO." The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported on the NYSE for 2016 and 2017:

	High	Low
2016
First Quarter	$9.05	$5.47
Second Quarter	10.75	8.58
Third Quarter	11.75	9.35
Fourth Quarter	14.00	9.06
2017
First Quarter	$14.45	$12.00
Second Quarter	14.75	11.06
Third Quarter	12.35	10.35
Fourth Quarter	13.75	11.90
As of February 7, 2018, we had approximately 12,103 record holders of our common stock.

Stock Performance Graph

The following graph compares the cumulative total stockholder return on our common stock to that of the S&P Office Services and Supplies (SuperCap1500) Index and the Russell 2000 Index assuming an investment of $100 in each from December 31, 2012 through December 31, 2017.

	Cumulative Total Return
	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17
ACCO Brands Corporation	$100.00	$91.55	$122.75	$97.14	$177.79	$166.21
Russell 2000	100.00	138.82	145.62	139.19	168.85	193.58
S&P Office Services and Supplies (SuperCap1500)	100.00	159.65	167.23	146.06	158.35	151.22

Common Stock Purchases

The following table provides information about our purchases of equity securities during the quarter ended December 31, 2017:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
October 1, 2017 to October 31, 2017	839	$11.98	839	$83,964,217
November 1, 2017 to November 30, 2017	—	—	—	83,964,217
December 1, 2017 to December 31, 2017	—	—	—	83,964,217
Total	839	$—	839	$83,964,217

(1) On October 28, 2015, the Company announced that its Board of Directors had approved the repurchase of up to $100 million in shares of its common stock. On February 14, 2018, the Company announced that its Board of Directors had approved an authorization to repurchase up to an additional $100 million in shares of its common stock.

For the year ended December 31, 2017, we repurchased $36.6 million of our common stock in the open market.

The number of shares to be purchased, if any, and the timing of purchases will be based on the Company's stock price, leverage ratios, cash balances, general business and market conditions, and other factors, including alternative investment opportunities and working capital needs. The Company may repurchase its shares, from time to time, through a variety of methods, including open-market purchases, privately negotiated transactions and block trades or pursuant to repurchase plans designed to comply with the Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. Any stock repurchases will be subject to market conditions, SEC regulations and other considerations and may be commenced or suspended at any time or from time to time, without prior notice. Accordingly, there is no guarantee as to the number of shares that will be repurchased or the timing of such repurchases.

Dividend Policy

On February 12, 2018, the Company's Board of Directors approved the initiation of a dividend program under which the Company will pay a regular quarterly cash dividend of $0.06 per share on its common stock ($0.24 per share on an annualized basis). The first dividend is payable on March 21, 2018 to stockholders of record as of the close of business on March 1, 2018.

The declaration and payment of future dividends will be at the discretion of the Board of Directors and will be dependent upon, among other things, the Company's financial position, results of operations, cash flows and other factors.

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

	Year Ended December 31,
(in millions of dollars, except per share data)	2017(1)	2016(1)	2015	2014	2013
Income Statement Data:
Net sales	$1,948.8	$1,557.1	$1,510.4	$1,689.2	$1,765.1
Operating income(2)	193.0	167.3	163.5	173.6	145.8
Interest expense	41.1	49.3	44.5	49.5	59.0
Interest income	(5.8)	(6.4)	(6.6)	(5.6)	(4.3)
Other (income) expense, net(3)	(0.4)	1.4	2.1	0.8	7.6
Net income(4)	131.7	95.5	85.9	91.6	77.1
Per common share:
Net income(4)
Basic	$1.22	$0.89	$0.79	$0.81	$0.68
Diluted	$1.19	$0.87	$0.78	$0.79	$0.67
Balance Sheet Data (at year end):
Total assets	$2,799.1	$2,064.5	$1,953.4	$2,215.1	$2,368.3
Total debt, net	932.4	696.2	720.5	789.3	906.3
Total stockholders’ equity	774.1	708.7	581.2	681.0	702.3
Other Data:
Cash provided by operating activities	$204.9	$167.1	$171.2	$171.7	$194.5
Cash (used) by investing activities	(319.1)	(106.4)	(24.6)	(25.8)	(33.3)
Cash provided (used) by financing activities	142.2	(76.4)	(137.8)	(142.0)	(155.5)

(1)
The Company acquired Esselte on January 31, 2017; the results of Esselte are included in 2017 results from February 1, 2017. The Company acquired Pelikan Artline on May 2, 2016; the results of Pelikan Artline are included in 2016 results from that date forward.

(2)
Operating income for the years 2017, 2016, 2015, 2014 and 2013 was impacted by restructuring charges (credits) of $21.7 million, $5.4 million, $(0.4) million, $5.5 million and $30.1 million, respectively. Such charges were largely severance related, and were principally associated with post-merger integration activities following the acquisition of Esselte in 2017, Pelikan Artline in 2016 and Mead C&OP in 2012.

(3)
Other (income) expense, net for the year 2016 was impacted by a $28.9 million non-cash gain arising from the PA Acquisition due to the revaluation of the previously held equity interest to fair value. For further information see "Note 3. Acquisitions" to the consolidated financial statements contained in Part II, Item 8. of this report. Other (income) expense, net for the years 2017, 2016, 2015 and 2013 was also impacted by incremental charges related to various refinancings of $0.3 million, $29.9 million, $1.9 million and $9.4 million, respectively. For further information on the refinancings completed in 2017 and 2016 see "Note 4. Long-term Debt and Short-term Borrowings" to the consolidated financial statements contained in Part II, Item 8. of this report.

(4)	In 2017, we recorded a net tax benefit of $25.7 million related to the recently passed U.S. Tax Act. In 2013, we released $11.6 million of tax valuation allowances in certain foreign jurisdictions.

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

We use the non-GAAP financial measures both in the internal evaluation and management of our business and to explain our results to shareholders and the investment community. Senior management’s incentive compensation is derived, in part, using certain of these measures. We believe these measures provide management and investors with a more complete understanding of our underlying operational results and trends, facilitate meaningful comparisons and enhance an overall understanding of our past financial performance and our future prospects. The non-GAAP results are an indication of our baseline performance before gains, losses or other charges that we considered to be outside our core operating results.

The non-GAAP financial measures exclude certain items that may have a material impact upon our reported financial results such as unusual income tax items, restructuring and integration charges, acquisition-related expenses, foreign currency fluctuation, and other one-time or non-recurring items. These measures should not be considered in isolation or as a substitute for, or superior to, the directly comparable GAAP financial measures and should be read in connection with the company’s financial statements presented in accordance with GAAP.

Net Sales at Constant Currency

We provide net sales at constant currency in order to facilitate comparisons of our historical sales results as well as highlight the underlying sales trends in our business. We calculate net sales at constant currency by translating the current period foreign operation net sales at prior year currency rates.

The following table provides a reconciliation of GAAP net sales as reported to non-GAAP net sales at constant currency:

	Year Ended December 31, 2017			Year Ended December 31, 2016
(in millions of dollars)	GAAP Reported Net Sales	Currency Translation	Non-GAAP Net Sales at Constant Currency	GAAP Reported Net Sales	% Change at Constant Currency
ACCO Brands North America	$999.0	$(2.0)	$997.0	$1,016.1	(1.9)%
ACCO Brands EMEA	542.8	(0.8)	542.0	171.8	215.5%
ACCO Brands International	407.0	(9.6)	397.4	369.2	7.6%
Total	$1,948.8	$(12.4)	$1,936.4	$1,557.1	24.4%

Adjusted Operating Income

We provide adjusted operating income in order to facilitate comparisons of our historical operating results by excluding one-time gains, losses and other charges, such as restructuring (credits) charges, integration charges and acquisition-related expenses.

The following table provides a reconciliation of GAAP operating income as reported to non-GAAP adjusted operating income:

	Year Ended December 31, 2017
(in millions of dollars)	GAAP Reported Operating Income	Adjustments(1)	Non-GAAP Adjusted Operating Income
ACCO Brands North America	$155.6	$5.8	$161.4
ACCO Brands EMEA	37.1	17.5	54.6
ACCO Brands International	50.9	6.2	57.1
Corporate	(50.6)	8.0	(42.6)
Total	$193.0	$37.5	$230.5

(1) Represents the adjustment of restructuring charges, transaction and integration expenses associated with the Esselte and PA Acquisitions, the gain on the sale of a distribution center related to the Pelikan Artline integration and the amortization of step-up in the value of finished goods inventory associated with the acquisition of Esselte.

Free Cash Flow

We provide free cash flow in order to show the cash available to pay down debt, buy back shares of common stock, pay dividends and fund strategic acquisitions. Free cash flow represents cash flow from operating activities less cash used for additions to property, plant and equipment, plus cash proceeds from the disposition of assets.

The following table sets forth a reconciliation of GAAP net cash provided by operating activities as reported to non-GAAP free cash flow:

(in millions of dollars)	Year Ended December 31, 2017
Net cash provided by operating activities	$204.9
Net cash (used) provided by:
Additions to property, plant and equipment	(31.0)
Proceeds from the disposition of assets	4.2
Free cash flow (non-GAAP)	$178.1

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

Overview of the Company

ACCO Brands is a designer, marketer and manufacturer of recognized consumer and end-user demanded brands used in businesses, schools, and homes. Our widely known brands include AT-A-GLANCE®, Derwent®, Esselte®, Five Star®, GBC®, Hilroy®, Kensington®, Leitz®, Marbig®, Mead®, NOBO®, Quartet®, Rapid®, Rexel®, Swingline®, Tilibra® and Wilson Jones®. More than 80% of our net sales come from brands that occupy the number one or number two positions in the select product categories in which we compete. We distribute our products through a wide variety of retail and commercial channels to ensure that our products are readily and conveniently available for purchase by consumers and other end-users, wherever they prefer to shop. These channels include mass retailers, e-tailers, discount, drug/grocery and variety chains; warehouse clubs; hardware and specialty stores; independent office product dealers; office superstores; and contract stationers. Our products are sold primarily in the U.S., Europe, Australia, Canada, Brazil and Mexico. For the year ended December 31, 2017, approximately 55% of our sales were outside the U.S., up from 43% in 2016. This increase was the result of the Esselte and Pelikan Artline acquisitions, which further extended our geographic reach.

Over the past several years we have transformed our business by: divesting certain non-core commercially-oriented product lines; acquiring companies with consumer and end-user demanded brands, and continuing to diversify our distribution channels. In 2012, we acquired the Mead Consumer and Office Products business ("Mead C&OP"), which substantially increased our presence in North America and Brazil in school and calendar products with well-known consumer brands. In 2016, we purchased the remaining equity interest in Pelikan Artline from our joint venture partner, which enhanced our competitive position in school and business products in Australia and New Zealand and added new consumer categories, including writing instruments and janitorial supplies. In early 2017, we acquired Esselte Group Holdings AB ("Esselte"), which more than doubled our presence in Europe and added several iconic business brands, a significant base of independent dealer customers, and a new product category of do-it-yourself hardware tools. Together these three acquisitions have meaningfully expanded our portfolio of well-known end-user demanded brands, enhanced our competitive position from both a product and channel perspective, and added scale to our business operations.

Today our Company is a global enterprise focused on developing innovative branded consumer products for use in businesses, schools and homes. We believe our leading product category positions provide the scale to enable us to invest in marketing and product innovation to drive profitable growth. We expect to derive much of our growth, over the long term, in faster-growing emerging geographies such as Latin America and parts of Asia, the Middle East and Eastern Europe, which exhibit stronger demand for our product categories than in developed markets. In all of our markets we see opportunities to grow sales through share gains, channel expansion and innovative products. We plan to supplement organic growth globally with strategic acquisitions in both existing and adjacent product categories.

Acquisitions

Esselte Group Holdings AB Acquisition and Refinancing

On January 31, 2017, the Company completed the acquisition (the "Esselte Acquisition") of Esselte. Accordingly, the results of Esselte are included in the Company's consolidated financial statements from February 1, 2017 forward and are reported in all three of the Company's segments, but primarily in the ACCO Brands EMEA segment. The acquisition of Esselte made ACCO Brands a leading European manufacturer and marketer of branded consumer and office products, and improved ACCO Brands' scale. Esselte products are primarily marketed under the Leitz®, Rapid® and Esselte® brands in the storage and organization, stapling, punching, binding and laminating equipment and do-it-yourself tools product categories.

The cash purchase price paid was $292.3 million, net of cash acquired of $34.2 million. In connection with the Esselte Acquisition, the Company entered into a Third Amended and Restated Credit Agreement (the "2017 Credit Agreement"), dated as of January 27, 2017. The 2017 Credit Agreement provides for a five-year senior secured credit facility, which consists of a €300.0 million (US$320.8 million based on January 27, 2017 exchange rates) term loan facility (the "Euro Term Loan A"), a A$80.0 million (US$60.4 million based on January 27, 2017 exchange rates) term loan facility (the "AUD Term Loan A"), and a

US$400.0 million multi-currency revolving credit facility (the "2017 Revolving Facility").

Pelikan Artline Joint-Venture Acquisition

On May 2, 2016, we completed the acquisition of Australia Stationery Industries, Inc. (the "PA Acquisition"), which indirectly owned the 50% of the Pelikan Artline joint-venture and the issued capital stock of Pelikan Artline Pty Limited (collectively, "Pelikan Artline") that was not already owned by the Company. Prior to the PA Acquisition, the Pelikan Artline joint-venture was accounted for using the equity method. The results of Pelikan Artline are included in the Company's consolidated financial statements from May 2, 2016 forward, and are reported in the ACCO Brands International segment. Accordingly, we no longer separately report equity in earnings from this joint-venture. Pelikan Artline is a premier distributor of recognized consumer brands used in businesses, schools, and homes in Australia and New Zealand.

For further information on the acquisitions, see "Note 3. Acquisitions" to the consolidated financial statements contained in Item 8. of this report. For information on the financings of the acquisitions, see "Note 4. Long-term Debt and Short-term Borrowings" to the consolidated financial statements contained in Item 8. of this report.

Reportable Segments

Effective in the first quarter of 2017, as a result of the Esselte Acquisition, the Company realigned its operating structure, which affected the makeup of its business segments for financial reporting purposes. The Company has three operating business segments each of which is comprised of different geographic regions. The Company no longer reports the results of its Computer Products Group as a separate segment. Results of the former Computer Products Group are reflected in the appropriate geographic segment based on the region from which sales are made. The Company's three realigned business segments are as follows:

Operating Segment	Geographic Regions	Primary Brands
ACCO Brands North America	United States and Canada	AT-A-GLANCE®, Five Star®, GBC®, Hilroy®, Kensington®, Mead®, Quartet®, and Swingline®

ACCO Brands EMEA	Europe, Middle East and Africa	Derwent®, Esselte®, GBC®, Kensington®, Leitz®, NOBO®, Rapid®, and Rexel®

ACCO Brands International	Australia, Latin America and Asia-Pacific	Artline®, GBC®, Kensington®, Marbig®, Quartet®, Rexel®, Tilibra®, and Wilson Jones®

We have restated our financial statements for each of the periods presented to reflect this change in reportable business segments.

Each of the Company's three operating segments designs, markets, sources, manufactures and sells recognized consumer and end-user demanded brands used in businesses, schools and homes. Product designs are tailored based on end-user preferences in each geographic region.

Our product categories include storage and organization; stapling; punching; laminating, binding and shredding machines and related consumable supplies; whiteboards; notebooks; calendars; computer accessories; and do-it-yourself tools, among others. Our portfolio of consumer and end-user demanded brands includes both globally and regionally recognized brands.

ACCO Brands markets and sells its strong multi-product offering broadly and is not dependent on any one channel. Our products are sold through all relevant channels, namely retailers, including: mass retailers; e-tailers; discount, drug/grocery and variety chains; warehouse clubs; hardware and specialty stores; independent office product dealers; office superstores; and contract stationers. We also sell directly to commercial and consumer end-users through our e-commerce platform and our direct sales organization.

For further information on our business segments see "Note 16. Information on Business Segments" to the consolidated financial statements contained in Part II, Item 8. of this report.

Overview of 2017 Performance

Our financial results for the year ended December 31, 2017 reflect the significant benefit of our acquisitions. The Esselte Acquisition and the PA Acquisition primarily impact the financial results of our EMEA and International segments, respectively. For more information, see "Note 3. Acquisitions" to the consolidated financial statements contained in Item 8. of this report.

The Company's cash flow from operations, effective tax rate and interest payments were impacted by the refinancing of our senior unsecured notes in December 2016 to obtain a lower interest rate, and the increase in our bank debt in January 2017 to finance the Esselte Acquisition. For further information, see "Note 4. Long-term Debt and Short-term Borrowings" to the consolidated financial statements contained in Item 8. of this report.

In addition, we recorded a tax benefit of $25.7 million related to the newly passed U.S Tax Act in December of 2017. For further information, see "Note 11. Income Taxes" to the consolidated financial statements contained in Item 8. of this report.

Foreign currency translation also impacted our consolidated financial statements favorably for the year ended December 31, 2017. Where necessary, we adjust sales prices to cover the impacts of currency fluctuation on our cost of goods sold and take currency positions to allow for the time needed to generally achieve the sales price adjustments.

Consolidated Results of Operations for the Years Ended December 31, 2017 and 2016

	Year Ended December 31,		Amount of Change
(in millions of dollars, except per share data)	2017(1)	2016(2)	$	%/pts
Net sales	$1,948.8	$1,557.1	$391.7	25%
Cost of products sold	1,292.4	1,042.0	250.4	24%
Gross profit	656.4	515.1	141.3	27%
Gross profit margin	33.7%	33.1%		0.6	pts
Selling, general and administrative expenses	406.1	320.8	85.3	27%
Amortization of intangibles	35.6	21.6	14.0	65%
Restructuring charges	21.7	5.4	16.3	NM
Operating income	193.0	167.3	25.7	15%
Operating income margin	9.9%	10.7%		(0.8)	pts
Interest expense	41.1	49.3	(8.2)	(17)%
Interest income	(5.8)	(6.4)	(0.6)	(9)%
Equity in earnings of joint venture	—	(2.1)	2.1	(100)%
Other (income) expense, net	(0.4)	1.4	1.8	NM
Income tax expense	26.4	29.6	(3.2)	(11)%
Effective tax rate	16.7%	23.7%		(7.0)	pts
Net income	131.7	95.5	36.2	38%
Weighted average number of diluted shares outstanding:	110.9	109.2	1.7	2%
Diluted income per share	1.19	0.87	0.32	37%

(1)	The Company acquired Esselte on January 31, 2017; Esselte's results are included in 2017 results from February 1, 2017 forward.

(2)	The Company acquired Pelikan Artline on May 2, 2016; Pelikan Artline's results are included in 2016 results from that date forward.

Net Sales

Net sales of $1,948.8 million, including $438.8 million attributable to the Esselte and PA Acquisitions, were up $391.7 million, or 25%, from $1,557.1 million in the prior-year period. Foreign currency translation increased sales by $12.4 million, or 1% in the current-year period. Comparable net sales, excluding the acquisitions and foreign currency translation, were down primarily due to declines at certain office superstore customers and lost product placements.

Cost of Products Sold

Cost of products sold includes all manufacturing, product sourcing and distribution costs, including depreciation related to assets used in the manufacturing, procurement and distribution processes, allocation of certain information technology costs supporting those processes, inbound and outbound freight, shipping and handling costs, purchasing costs associated with materials and packaging used in the production processes and inventory valuation adjustments. Cost of products sold of $1,292.4 million, was up $250.4 million, or 24%, from $1,042.0 million in the prior-year period. Foreign currency translation reduced cost of products sold by $8.4 million, or 1% in the current-year period. Underlying cost of products sold, excluding foreign currency translation, increased due to the inclusion of the acquisitions, partially offset by lower comparable sales and cost savings and productivity improvements.

Gross Profit

We believe that gross profit and gross profit margin provide enhanced shareholder appreciation of underlying profit drivers. Gross profit of $656.4 million, was up $141.3 million, or 27%, from $515.1 million in the prior-year period. Foreign currency translation increased gross profit by $4.0 million, or 1% in the current-year period. Underlying gross profit, excluding foreign currency translation, increased due to the inclusion of the acquisitions, together with productivity initiatives and higher pricing, which was partially offset by lower comparable sales and inflation.

Gross profit as a percent of net sales increased to 33.7% from 33.1%. The increase was primarily due to productivity improvements and higher pricing.

Selling, General and Administrative expenses

Selling, general and administrative expenses ("SG&A") include advertising, marketing, selling (including commissions), research and development, customer service, depreciation related to assets outside the manufacturing and distribution processes, and all other general and administrative expenses outside the manufacturing and distribution functions (e.g., finance, human resources, information technology and corporate expenses). SG&A of $406.1 million, was up $85.3 million, or 27%, from $320.8 million in the prior-year period. The current-year period includes $16.4 million of integration and transaction costs related to the acquisitions. The prior-year period included $12.8 million in transaction and integration costs related to the acquisitions. Foreign currency translation increased SG&A by $0.6 million, or 0.2%, in the current-year period. Underlying SG&A, excluding integration and transaction costs and foreign currency translation, increased primarily due to the inclusion of the acquisitions.

As a percentage of net sales, SG&A increased to 20.8% from 20.6% in the prior-year period, primarily due to higher integration and transaction costs incurred in the current-year period, partially offset by productivity initiatives.

Amortization of Intangibles

Amortization of intangibles of $35.6 million, was up $14.0 million, or 65%, from $21.6 million in the prior-year period. The increase was due to the inclusion of the Esselte and PA Acquisitions.

Restructuring Charges

Restructuring charges in the current-year period of $21.7 million related primarily to the integrations of Esselte and Pelikan Artline. Restructuring charges in the prior-year period of $5.4 million related primarily to the integration of Pelikan Artline and consolidation of certain functions in the North America segment.

Operating Income

Operating income of $193.0 million, was up $25.7 million, or 15%, from $167.3 million in the prior-year period. Foreign currency translation increased operating income by $3.2 million, or 2%, in the current-year period. Underlying operating income, excluding restructuring, transaction and integration costs, and foreign currency translation, increased primarily due to the inclusion of the acquisitions.

Interest Expense, Equity in Earnings of Joint Venture and Other (Income) Expense, Net

Interest expense of $41.1 million, was down $8.2 million, or 17%, from $49.3 million in the prior-year period. The decrease was primarily due to the lower interest rate paid on our senior unsecured notes, which were refinanced in the fourth quarter of 2016, partially offset by interest resulting from increased debt incurred in connection with the Esselte Acquisition. The prior-year period included $2.5 million of incremental interest expense related to the above-referenced refinancing of our senior unsecured notes and the accelerated amortization of debt issuance cost related to the prepayment of $70 million on our U.S. Dollar Senior Secured Term Loan A.

As a result of the PA Acquisition, which was completed on May 2, 2016, equity in earnings of joint venture decreased $2.1 million as the Company ceased accounting for the Pelikan Artline joint-venture using the equity method of accounting.

Other (income) expense, net was income of $0.4 million compared to expense of $1.4 million in the prior-year period. The current-year period included a $2.3 million foreign currency gain related to the settlement of certain intercompany loan transactions. The prior-year period included charges associated with the refinancing of our senior unsecured notes. These charges consisted of $25.0 million in a "make-whole" call premium and a $4.9 million charge for the write-off of debt issuance costs, which were offset by a $28.9 million non-cash gain arising from the PA Acquisition due to the revaluation of the Company's previously held equity interest to fair value and a gain on the settlement of an intercompany loan of $1.0 million, previously deemed permanently invested.

Income Taxes

For the current-year period, income tax expense was $26.4 million on income before taxes of $158.1 million, or an effective tax rate of 16.7%. The low effective tax rate for the current-year period is primarily due to a net tax benefit of $25.7 million related to the newly passed U.S. Tax Act in December of 2017. This benefit was driven by the reduction of net deferred tax liabilities, partially offset by a one-time mandatory deemed repatriation tax on accumulated foreign subsidiaries' previously untaxed foreign earnings (the "Transition Toll Tax"). For further information on the impact of the U.S. Tax Act, see "Note 11. Income Taxes" to the consolidated financial statements contained in Item 8. of this report. Also contributing to the low effective rate was $5.6 million of excess tax benefits from stock-based compensation related to the adoption of ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. See "Note 2. Significant Accounting Policies" to the consolidated financial statements contained in Item 8. of this report for details on the adoption of this new standard.

For the prior-year period, income tax expense was $29.6 million on income before taxes of $125.1 million, or an effective tax rate of 23.7%. The low effective tax rate in the prior-year period was primarily due to the following: 1) the $28.9 million gain arising from the PA Acquisition due to the revaluation of the previously held equity interest to fair value, which was not subject to tax, and 2) tax losses on foreign exchange on the repayment of intercompany loans, for which the pre-tax effect was recorded in equity.

Net Income

Net income of $131.7 million, was up $36.2 million, or 38%, from $95.5 million in the prior-year period. Diluted income per share was $1.19, up $0.32, or 37% from $0.87 per diluted share in the prior-year period. Foreign currency translation increased net income by $5.9 million, or 6% in the current-year period. The increase in net income was primarily due to inclusion of the acquisitions, lower interest expense and a lower effective tax rate.

Segment Net Sales and Operating Income for the Years Ended December 31, 2017 and 2016

	Year Ended December 31, 2017			Amount of Change
	Net Sales	Segment Operating Income(1)	Operating Income Margin	Net Sales	Net Sales	Segment Operating Income	Segment Operating Income	Margin Points

(in millions of dollars)				$	%	$	%
ACCO Brands North America	$999.0	$155.6	15.6%	$(17.1)	(2)%	$2.3	2%	50
ACCO Brands EMEA	542.8	37.1	6.8%	371.0	216%	24.5	194%	(50)
ACCO Brands International	407.0	50.9	12.5%	37.8	10%	1.5	3%	(90)
Total	$1,948.8	$243.6		$391.7		$28.3

	Year Ended December 31, 2016
	Net Sales	Segment Operating Income(1)	Operating Income Margin

(in millions of dollars)
ACCO Brands North America	$1,016.1	$153.3	15.1%
ACCO Brands EMEA	171.8	12.6	7.3%
ACCO Brands International	369.2	49.4	13.4%
Total	$1,557.1	$215.3

(1)
Segment operating income excludes corporate costs: "Interest expense;" "Interest income;" "Equity in earnings of joint-venture" and "Other (income) expense, net." See "Note 16. Information on Business Segments" to the consolidated financial statements contained in Item 8. of this report for a reconciliation of total "Segment operating income" to "Income before income tax."

ACCO Brands North America

ACCO Brands North America net sales of $999.0 million, including $13.4 million attributable to the Esselte Acquisition, were down $17.1 million, or 2%, from $1,016.1 million in the prior-year period. Foreign currency translation increased sales by $2.0 million, or 0.2%, in the current-year period. Comparable net sales, excluding Esselte and foreign currency translation, decreased primarily due to continued declines with office superstore customers and lost product placements with certain customers. Sales during the back-to-school season were down slightly compared to the prior year, which had strong growth.

ACCO Brands North America operating income of $155.6 million, was up $2.3 million, or 2%, from $153.3 million in the prior-year period, and operating income as a percent of net sales increased to 15.6% from 15.1%. The increase was due to higher gross margins from cost savings and productivity initiatives, and reduced customer sales rebates, which were partially offset by lower comparable sales, higher go-to-market spending and $5.5 million in restructuring charges (versus $1.1 million in the prior-year period). The restructuring charges related to the realignment of the operating structure of our former Computer Products Group, the Esselte integration and other projects to enhance the future long-term performance of the business.

ACCO Brands EMEA

ACCO Brands EMEA net sales of $542.8 million, including approximately $388 million attributable to the Esselte Acquisition, were up $371.0 million, or 216%, from $171.8 million in the prior-year period. Foreign currency translation increased sales by $0.8 million, or 0.5%, in the current-year period. Comparable net sales, excluding Esselte and foreign currency translation, decreased due to lost product placements and inventory reductions by certain customers.

ACCO Brands EMEA operating income of $37.1 million, including approximately $24.9 million attributable to the Esselte Acquisition, was up $24.5 million, or 194%, from $12.6 million in the prior-year period, but operating income as a percent of net sales decreased to 6.8% from 7.3%. The increase in operating income was driven by the Esselte Acquisition and includes restructuring costs of $11.2 million, integration costs of $5.5 million, and the amortization of step-up in the value of finished goods inventory of $0.8 million. Foreign currency translation increased operating income by $2.4 million in the current-year period. Underlying operating income, excluding Esselte, restructuring and integration costs, foreign currency translation and the amortization of step-up in the value of finished goods inventory, decreased due to lower comparable sales, partially offset by reduced SG&A expenses.

Operating income as a percent of sales decreased due to restructuring and integration costs, higher intangible amortization resulting from the Esselte Acquisition and lower gross margins (primarily due to Esselte having lower margins than the legacy ACCO business), partially offset by the lower SG&A margins in the legacy Esselte business.

ACCO Brands International

ACCO Brands International net sales of $407.0 million, including $37.9 million attributable to the PA and Esselte Acquisitions, were up $37.8 million, or 10%, from $369.2 million in the prior-year period. Foreign currency translation increased sales by $9.6 million, or 3% in the current-year period. Comparable net sales, excluding acquisitions and foreign currency translation, decreased primarily due to lost product placements and inventory reductions in Australia, partially offset by higher sales in Brazil and Mexico.

ACCO Brands International operating income of $50.9 million, was up $1.5 million, or 3%, from $49.4 million in the prior-year period, but operating income as a percent of net sales decreased to 12.5% from 13.4%. Restructuring and integration costs in the current-year period were $5.0 million and $2.6 million, respectively. In addition, the current-year period includes a $1.5 million gain on the sale of a distribution center in New Zealand related to the integration of Pelikan Artline. The prior-year period includes restructuring costs of $4.3 million, integration costs of $2.3 million and the amortization of the step-up in value of the finished goods inventory of $0.4 million. Foreign currency translation increased operating income by $0.7 million in the current-year period. Underlying operating income, excluding restructuring and integration costs, the amortization of step-up in the value of finished goods inventory, the gain on sale of the distribution center and foreign currency translation, was flat due to the inclusion of the results of Pelikan Artline in the current-year period and improved profitability in Brazil and Mexico, which was offset by lower comparable net sales and higher distribution costs associated with the warehouse and IT system consolidation in Australia.

Consolidated Results of Operations for the Years Ended December 31, 2016 and 2015

	Year Ended December 31,		Amount of Change
(in millions of dollars, except per share data)	2016(1)	2015	$	%/pts
Net sales	$1,557.1	$1,510.4	$46.7	3%
Cost of products sold	1,042.0	1,032.0	10.0	1%
Gross profit	515.1	478.4	36.7	8%
Gross profit margin	33.1%	31.7%		1.4	pts
Advertising, selling, general and administrative expenses	320.8	295.7	25.1	8%
Amortization of intangibles	21.6	19.6	2.0	10%
Restructuring charges (credits)	5.4	(0.4)	5.8	NM
Operating income	167.3	163.5	3.8	2%
Operating income margin	10.7%	10.8%		(0.1)	pts
Interest expense	49.3	44.5	4.8	11%
Interest income	(6.4)	(6.6)	(0.2)	(3)%
Equity in earnings of joint venture	(2.1)	(7.9)	5.8	(73)%
Other expense, net	1.4	2.1	(0.7)	(33)%
Income tax expense	29.6	45.5	(15.9)	(35)%
Effective tax rate	23.7%	34.6%		(10.9)	pts
Net income	95.5	85.9	9.6	11%
Weighted average number of diluted shares outstanding:	109.2	110.6	(1.4)	(1)%
Diluted income per share	$0.87	$0.78	$0.09	12%

(1)	The Company acquired Pelikan Artline on May 2, 2016; the results of which are included in 2016 results from that date forward.

Net Sales

Net sales of $1,557.1 million, including $78.5 million attributable to the PA Acquisition, were up $46.7 million, or 3%, from $1,510.4 million in the prior-year period. Foreign currency translation reduced net sales by $16.9 million, or 1%. Comparable net sales, excluding Pelikan Artline and foreign currency translation, were down due to declines at certain wholesalers and office superstores customers, partially offset by strong growth at mass and e-tail customers.

Cost of Products Sold

Cost of products sold of $1,042.0 million, including $47.7 million attributable to the PA Acquisition, was up $10.0 million, or 1%, from $1,032.0 million in the prior-year period. Foreign currency translation decreased cost of products sold by $13.3 million, or 1%. Underlying cost of products sold, excluding Pelikan Artline and foreign currency translation, decreased due to lower sales volume and productivity improvements, partially offset by foreign-exchange-related inflationary increases in certain foreign markets' cost of products sold.

Gross Profit

Gross profit of $515.1 million, including $30.8 million attributable to the PA Acquisition, was up $36.7 million, or 8%, from $478.4 million in the prior-year period. Foreign currency translation decreased gross profit by $3.6 million, or 1%. Underlying gross profit, excluding Pelikan Artline and foreign currency translation, increased due to higher pricing and productivity improvements, which were partially offset by foreign-exchange-related inflationary increases in certain foreign markets' costs of products sold.

Gross profit as a percent of net sales increased to 33.1% from 31.7% in the prior-year period. The increase was primarily due to cost savings and productivity improvements, higher pricing and the positive impact of the PA Acquisition.

Selling, General and Administrative Expenses

SG&A of $320.8 million, including $16.6 million attributable to the PA Acquisition, was up $25.1 million, or 8%, from $295.7 million in the prior-year period. Foreign currency translation reduced SG&A by $4.8 million, or 2%. The prior-year period included $3.6 million of integration and transaction costs related to the PA Acquisition. Underlying SG&A, excluding Pelikan Artline and foreign currency translation, increased, driven by higher professional fees, including $9.2 million of transaction costs related to the Esselte Acquisition. Additionally, the prior-year period benefited from a one-time $2.3 million recovery of an indirect tax in Brazil.

As a percentage of net sales, SG&A increased to 20.6% from 19.6% in the prior-year period for the reasons mentioned above.

Restructuring Charges (Credits)

We initiated cost reduction plans related to the consolidation and integration of Pelikan Artline with our already existing Australian and New Zealand businesses and, as a result, incurred $4.2 million of charges in 2016, primarily related to severance. In addition, in 2016 we initiated additional cost reduction plans and incurred $1.2 million of severance charges related to the consolidation of certain functions in the North America segment.

Amortization of Intangibles

Amortization of intangibles was $21.6 million, up $2.0 million, or 10%, from $19.6 million in the prior-year period. The increase was due to the inclusion due to the PA Acquisition.

Operating Income

Operating income of $167.3 million, including $5.6 million attributable to the PA Acquisition, was up $3.8 million, or 2%, from $163.5 million in the prior-year period. Foreign currency translation increased operating income by $1.6 million, or 1%. Underlying operating income, excluding the PA Acquisition and foreign currency translation, decreased primarily due to increased SG&A.

Interest Expense and Other Expense, Net

Interest expense of $49.3 million, was up $4.8 million, or 11%, from $44.5 million in the prior-year period. The increase was primarily due to additional debt incurred to finance the PA Acquisition and the refinancing of our senior unsecured notes which resulted in the payment of $2.5 million of incremental interest expense. Also contributing to the increase was the accelerated amortization of debt issuance cost related to the prepayment of $70 million on our U.S. Dollar Senior Secured Term Loan A.

Other expense, net of $1.4 million was down $0.7 million from $2.1 million in the prior-year period. The 2016 year included charges associated with the above referenced refinancing of our senior unsecured notes. These charges consisted of $25.0 million in a "make-whole" call premium and a $4.9 million charge for the write-off of debt issuance costs, which were offset by a $28.9 million non-cash gain arising from the PA Acquisition due to the revaluation of the Company's previously held equity interest to fair value and a gain on the settlement of an intercompany loan of $1.0 million, previously deemed permanently invested. In the prior-year period we wrote-off $1.9 million of debt issuance costs related to the refinancing completed in 2015.

Income Taxes

Income tax expense was $29.6 million on income before taxes of $125.1 million, or an effective tax rate of 23.7%. For the prior-year period, income tax expense was $45.5 million on income before taxes of $131.4 million, or an effective tax rate of 34.6%. The low effective tax rate in 2016 was primarily due to the following: 1) the $28.9 million non-cash gain arising from the PA Acquisition due to the revaluation of the previously held equity interest to fair value, which was not subject to tax, and 2) tax losses on foreign exchange on the repayment of intercompany loans, for which the pre-tax effect was recorded in equity.

Net Income

Net income was $95.5 million, up $9.6 million, or 11%, from $85.9 million in the prior-year period. Diluted income per share was $0.87, up $0.09, or 12% from $0.78 per diluted share in the prior-year period. The increase was primarily due to the lower effective tax rate in 2016.

Segment Net Sales and Operating Income for the Years Ended December 31, 2016 and 2015

	Year Ended December 31, 2016			Amount of Change
	Net Sales	Segment Operating Income(1)	Operating Income Margin	Net Sales	Net Sales	Segment Operating Income	Segment Operating Income	Margin Points

(in millions of dollars)				$	%	$	%
ACCO Brands North America	$1,016.1	$153.3	15.1%	$(9.6)	(1)%	$1.7	1%	30
ACCO Brands EMEA	171.8	12.6	7.3%	(27.9)	(14)%	(5.4)	(30)%	(170)
ACCO Brands International	369.2	49.4	13.4%	84.2	30%	20.3	70%	320
Total	$1,557.1	$215.3		$46.7		$16.6

	Year Ended December 31, 2015
	Net Sales	Segment Operating Income(1)	Operating Income Margin

(in millions of dollars)
ACCO Brands North America	$1,025.7	$151.6	14.8%
ACCO Brands EMEA	199.7	18.0	9.0%
ACCO Brands International	285.0	29.1	10.2%
Total	$1,510.4	$198.7

(1)
Segment operating income excludes corporate costs: "Interest expense;" "Interest income;" "Equity in earnings of joint-venture" and "Other (income) expense, net." See "Note 16. Information on Business Segments" to the consolidated financial statements contained in Item 8. of this report for a reconciliation of total "Segment operating income" to "Income before income tax."

ACCO Brands North America

ACCO Brands North America net sales of $1,016.1 million, were down $9.6 million, or 1%, from $1,025.7 million in the prior-year period. Foreign currency translation reduced sales by $4.1 million, or 0.4%. Comparable net sales, excluding foreign currency translation, decreased due to declines at certain wholesalers and an office products superstore due to inventory reductions and consumers purchasing in different channels. The net sales decline was partially offset by strong back-to-school sales, notably with mass-market customers and e-tailers, due to increased product placements and broadened product offerings.

ACCO Brands North America operating income of $153.3 million, was up $1.7 million, or 1%, from $151.6 million in the prior-year period. Operating income as a percent of net sales increased to 15.1% from 14.8% in the prior-year period. Foreign currency translation decreased operating income by $0.4 million, or 0.2%. Underlying operating income, excluding foreign currency translation, increased due to productivity improvements.

ACCO Brands EMEA

ACCO Brands EMEA net sales of $171.8 million, were down $27.9 million, or 14%, from $199.7 million in the prior-year period. Foreign currency translation reduced sales by $8.6 million, or 4%. Comparable net sales, excluding foreign currency translation, decreased due to lower volume as a result of the ongoing inventory reductions, as well as lost share with some customers and lower consumer demand, partially offset by price increases that were implemented to recover gross margins following foreign-exchange-related cost of products sold increases.

ACCO Brands EMEA operating income of $12.6 million, was down $5.4 million, or 30% from $18.0 million in the prior-year period. Operating income as a percent of net sales decreased to 7.3% from 9.0% in the prior-year period. Foreign currency translation increased operating income by $0.3 million. Underlying operating income, excluding foreign currency translation, decreased primarily due to lower comparable net sales, partially offset by higher gross margins.

ACCO Brands International

ACCO Brands International net sales of $369.2 million, including $78.5 million attributable to the PA Acquisition, were up $84.2 million, or 30%, from $285.0 million in the prior-year period. Foreign currency translation reduced sales by $4.2 million, or 1%. Comparable net sales, excluding Pelikan Artline and foreign currency translation, increased due to higher pricing, which benefited sales by 9%. Price increases were implemented to recover gross margins following foreign-exchange-related cost of products sold increases, in Australia and Mexico, as well as to offset paper related inflation in Brazil. Partially offsetting the price increases were volume declines, primarily in the legacy ACCO Brands Australian business.

ACCO Brands International operating income of $49.4 million, including $6.9 million attributable to the PA Acquisition, increased $20.3 million, or 70%, from $29.1 million in the prior-year period, and operating income as a percent of net sales increased to 13.4% from 10.2% in the prior-year period. Pelikan Artline operating income of $6.9 million includes restructuring costs of $4.2 million and integration costs of $2.3 million. Foreign currency translation increased operating income by $1.7 million, or 6%, due to the recovery of the Brazilian real, which occurred in the seasonally stronger fourth quarter. Underlying operating income, excluding Pelikan Artline and foreign currency translation, increased due to higher pricing and productivity improvements, partially offset by lower volumes. In addition, the prior-year period included a one-time $2.3 million recovery of an indirect tax and $1.3 million of severance charges, both in Brazil.

Liquidity and Capital Resources

Our primary liquidity needs are to service indebtedness, fund capital expenditures and support working capital requirements. Our principal sources of liquidity are cash flows from operating activities, cash and cash equivalents held and seasonal borrowings under our 2017 Revolving Facility. As of December 31, 2017, there was $133.9 million in borrowings outstanding under our $400.0 million 2017 Revolving Facility and the amount available for borrowings was $255.0 million (allowing for $11.1 million of letters of credit outstanding on that date).

We maintain adequate financing arrangements at market rates. Because of the seasonality of our business, we typically generate much of our cash flow in the first, third and fourth quarters, as accounts receivables are collected, and we use cash in the second quarter to fund working capital in order to support the North America back-to-school season. Our Brazilian business is highly seasonal due to the timing of the back-to-school season, which coincides with the calendar year-end in the fourth quarter. Due to various tax laws, it is costly to transfer short-term working capital in and out of Brazil; therefore, our normal practice is to hold seasonal cash requirements in Brazil, and invest in short-term Brazilian government securities. Consolidated cash and cash equivalents was $76.9 million as of December 31, 2017, approximately $31 million of which was held in Brazil.

On February 12, 2018, the Company's Board of Directors approved the initiation of a cash dividend program under which the Company will pay a regular quarterly cash dividend of $0.06 per share on its common stock ($0.24 per share on an annualized basis). In addition, on February 14, 2018, the Company announced that its Board of Directors had approved an authorization to repurchase up to an additional $100 million in shares of its common stock. As of December 31, 2017, the Company had $84.0 million remaining of its prior authorizations.

Our priorities for cash flow use over the near term, after funding business operations, including restructuring expenditures, are debt reduction, dividends, stock repurchases and to fund strategic acquisitions.

The current senior secured credit facilities had a weighted average interest rate of 3.48% as of December 31, 2017 and our senior unsecured notes have a fixed interest rate of 5.25%.

Debt Amendments and Refinancing

Third Amended and Restated Credit Agreement

In connection with the Esselte Acquisition, the Company entered into a Third Amended and Restated Credit Agreement (the "2017 Credit Agreement"), dated as of January 27, 2017, among the Company, certain subsidiaries of the Company, Bank of America, N.A., as administrative agent, and the other agents and various lenders party thereto. The 2017 Credit Agreement amended and restated the Company’s Second Amended and Restated Credit Agreement dated April 28, 2015 (the "2015 Credit Agreement").

The 2017 Credit Agreement provides a five-year senior secured credit facility, which consists of a €300 million (US$320.8 million based on January 27, 2017 exchange rates) term loan facility (the "Euro Term Loan A"), a A$80 million (US$60.4 million based on January 27, 2017 exchange rates) term loan facility (the "AUD Term Loan A" and, together with the Euro Term Loan A, the "2017 Term A Loan Facility"), and a US$400 million multi-currency revolving credit facility (the "2017 Revolving Facility").

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

Interest rates

Amounts outstanding under the 2017 Credit Agreement bear interest at a rate per annum equal to the Euro Rate with a 0% floor, the Australian BBSR Rate, the Canadian BA Rate or the Base Rate, as applicable and as each such rate is defined in the 2017 Credit Agreement, plus an "applicable rate." The applicable rate applied to outstanding Euro, Australian and Canadian dollar denominated loans and Base Rate loans is based on the Company’s Consolidated Leverage Ratio (as defined in the 2017 Credit Agreement) as follows:

Consolidated Leverage Ratio	Applicable Rate on Euro/AUD/CDN Dollar Loans	Applicable Rate on Base Rate Loans
> 4.00 to 1.00	2.50%	1.50%
≤ 4.00 to 1.00 and > 3.50 to 1.00	2.25%	1.25%
≤ 3.50 to 1.00 and > 3.00 to 1.00	2.00%	1.00%
≤ 3.00 to 1.00 and > 2.00 to 1.00	1.50%	0.50%
≤ 2.00 to 1.00	1.25%	0.25%

As of December 31, 2017, the applicable rate on Euro, Australian and Canadian dollar loans was 1.50% and the applicable rate on Base Rate loans was 0.50%. Undrawn amounts under the 2017 Revolving Facility are subject to a commitment fee of 0.25% to 0.40% per annum, depending on the Company’s Consolidated Leverage Ratio. As of December 31, 2017, the commitment fee rate was 0.30%.

Prepayments

Subject to certain conditions and specific exceptions, the 2017 Credit Agreement requires the Company to prepay outstanding amounts under the 2017 Credit Agreement under various circumstances, including (a) if sales or dispositions of certain property or assets in any fiscal year results in the receipt of net cash proceeds of $12.0 million, then an amount equal to 100% of the net cash proceeds received in excess of such $12.0 million, and (b) with respect to the AUD Term Loan A, in an amount equal to 100% of the net cash proceeds received from the disposition of any real property located in Australia. The Company also would be required to make prepayments in the event it receives proceeds related to certain property insurance or condemnation awards, from additional debt other than debt permitted under the 2017 Credit Agreement and from excess cash flow as determined under the 2017 Credit Agreement. The 2017 Credit Agreement also contains other customary prepayment obligations and provides for voluntary commitment reductions and prepayment of loans, subject to certain conditions and exceptions.

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

As of December 31, 2017, our Consolidated Leverage Ratio was approximately 2.6 to 1 and our Fixed Charge Coverage Ratio was approximately 5.3 to 1.

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

As of and for the periods ended December 31, 2017 and December 31, 2016, the Company was in compliance with all applicable loan covenants.

Guarantees and Security

Generally, obligations under the 2017 Credit Agreement are guaranteed by certain of the Company’s existing and future subsidiaries, and are secured by substantially all of the Company’s and certain guarantor subsidiaries’ assets, subject to certain exclusions and limitations.

Incremental Facilities

The 2017 Credit Agreement permits the Company to seek increases in the size of the 2017 Revolving Facility and the 2017 Term A Loan Facility prior to maturity by up to $500.0 million in the aggregate, subject to lender commitment and the conditions set forth in the 2017 Credit Agreement.

Senior Unsecured Notes due December 2024

On December 22, 2016, the Company completed a private offering of $400.0 million in senior unsecured notes, due December 2024 (the "New Notes"), which bear interest at 5.25%. Net proceeds from the sale of the New Notes, together with borrowings of $73.9 million under the Company's revolving credit facility and cash on hand, were used to redeem the then existing senior unsecured notes (the "Old Notes"). The aggregate redemption price of $531.5 million consisted of principal due and payable on the Old Notes, a "make-whole" call premium of $25.0 million (included in "Other (income) expense, net"), and accrued and unpaid interest of $6.5 million (included in "Interest expense") which the Company irrevocably deposited with the trustee of the Old Notes thereby satisfying all its obligations related to the Old Notes.

Also included in "Other expense, net" is a $4.9 million charge for the write-off of debt issuance costs associated with the Old Notes. Additionally, we incurred and capitalized approximately $6.1 million in bank, legal and other fees associated with the issuance of the New Notes.

Restructuring and Integration Activities

From time to time the Company may implement restructuring, realignment or cost-reduction plans and activities, including those related to integrating acquired businesses.

During the year ended December 31, 2017, the Company recorded an aggregate $21.7 million in restructuring expenses primarily related to the integration of the ACCO Brands and Esselte operations worldwide. The remaining charges relate to the integration of ACCO Brands and Pelikan Artline operations in Australia and New Zealand, and the change in the operating structure in North America, including integration of our former Computer Products Group into our remaining business segments. As of December 31, 2017, there was $13.3 million remaining of restructuring liability on our Consolidated Balance Sheet. For further information, see "Note 10. Restructuring" to the consolidated financial statements contained in Item 8. of this report.

In addition, during the year ended December 31, 2017, the Company recorded an aggregate $11.4 million in non-restructuring integration expenses related to the integration of the ACCO Brands and Esselte and Pelikan Artline operations.

During the first quarter of 2018, the Company approved additional restructuring projects aggregating to $3.5 million, primarily related to changes to the structure in the ACCO Brands North America segment and the continued integration of Esselte in the ACCO Brands EMEA segment. In accordance with GAAP, none of the aforementioned liabilities were recorded in the fourth quarter of 2017.

Consistent with our previous communications about the Esselte Acquisition, the Company currently expects it will record approximately $4 million for integration activities and $4 million of incremental restructuring expenses during the remainder of 2018, which is in addition to the $3.5 million of restructuring projects approved during the first quarter of 2018. As integration plans are still being finalized, it is not possible to reasonably estimate the nature or timing of these restructuring and integration charges or the timing of their associated cash outflows.

Cash Flow for the Years Ended December 31, 2017 and 2016

Cash Flow from Operating Activities

Cash provided by operating activities during the year ended December 31, 2017 of $204.9 million was generated principally from increased operating profits, primarily due to the Esselte and PA Acquisitions. Cash generated by incremental operating profits was partially offset by lower contribution from working capital (accounts receivable, inventories, accounts payable), payments of professional fees associated with acquisition and integration activities for the Esselte and PA Acquisitions, increased cash taxes and higher pension contributions. For the 2016 year, cash provided by operating activities was $167.1 million. Net income for 2017 was $131.7 million compared to $95.5 million in 2016.

The table below shows our cash flow from accounts receivable, inventories and accounts payable for the years ended December 31, 2017 and 2016, respectively:

(in millions of dollars)	2017	2016
Accounts receivable	$10.2	$13.4
Inventories	2.5	16.7
Accounts payable	(18.7)	(19.3)
Cash flow (used) provided by net working capital	$(6.0)	$10.8

Accounts receivable contributed $10.2 million, which was lower than the prior year of $13.4 million due to the timing of the Esselte Acquisition and higher sales in certain foreign markets. Inventory contributed $2.5 million, which was lower than the prior year of $16.7 million due to the Esselte and PA Acquisitions, inventory reductions at certain customers and inventory builds in support of warehouse integration activities. Partially offsetting the cash generated from net working capital were employee annual incentive payments made in the first quarter (including payroll taxes) related to transaction bonuses paid by the seller in connection with the Esselte Acquisition. The settlement of customer program liabilities was lower, primarily driven by lower sales in comparable businesses, partially offset by increased settlements from the Esselte Acquisition. Other significant cash fluctuations included income tax payments of $34.8 million in 2017, which were higher than the $16.9 million paid in 2016 due to higher international taxes, largely related to the Esselte Acquisition, and pension contributions of $21.7 million in 2017, which increased from $6.2 million in 2016 due to higher U.S. contribution requirements and the Esselte Acquisition. Restructuring payments of $13.4 million (primarily associated with headcount reductions and footprint rationalization activities in connection with the integration of Esselte and Pelikan Artline) were higher than the prior-year spend of $4.9 million. Interest payments were $38.0 million, lower than the prior-year payments of $50.1 million due to refinancing activities in late 2016 and lower debt.

Cash Flow from Investing Activities

Cash used by investing activities was $319.1 million and $106.4 million for the years ended December 31, 2017 and 2016, respectively. The 2017 cash outflow reflects the $292.3 million purchase price, net of cash acquired, paid for Esselte. The 2016 cash outflow reflects the $88.8 million purchase price, net of cash acquired, paid for Pelikan Artline. For further information, see "Note 3. Acquisitions" to the consolidated financial statements contained in Item 8. of this report. Capital expenditures were $31.0 million and $18.5 million for the years ended December 31, 2017 and 2016, respectively, with the increase driven by information technology systems-related investments.

Cash Flow from Financing Activities

Cash provided by financing activities was $142.2 million for the year ended December 31, 2017, compared to $76.4 million used for the same period of 2016. Cash provided in 2017 reflects long-term borrowings of $484.1 million, consisting of €300.0 million (US$320.8 million based on January 27, 2017 exchange rates) in the form of the Euro Term Loan A incurred to fund the Esselte Acquisition, along with additional borrowings of US$91.4 million under the Company's 2017 Revolving Facility, primarily to repay the then existing U.S. Dollar Senior Secured Term Loan A in the amount of $81.0 million and to reduce the outstanding balance on the Australian Dollar Senior Secured Term Loan A. Additionally, we used $41.8 million for repurchases of our common stock and payments related to tax withholding for stock-based compensation, net of proceeds received from the exercise of stock options, and $3.6 million of debt issuance costs associated with the financing of the Esselte Acquisition.

Cash used in 2016 of $76.4 million reflected long-term borrowings of $587.4 million, consisting primarily of a private issuance of New Notes of $400.0 million and an incremental loan in the amount of A$100.0 million (US$76.6 million based on May 2, 2016 exchange rates), along with additional borrowings under the Company’s then existing revolving facility, to fund the PA Acquisition. Repayments of long-term debt of $685.1 million primarily reflects the early satisfaction and discharge of our $500 million principal amount of senior unsecured notes, repayments totaling $148.0 million on the then existing U.S. Dollar Senior Secured Term Loan A and payment of $24.5 million of debt assumed with the PA Acquisition. In 2016, we also made a "make-whole" call premium payment of $25.0 million related to the early satisfaction and discharge of our $500.0 million principal amount of senior unsecured notes, and paid $6.9 million in debt issuance fees in connection with the New Notes.

Cash Flow for the Years Ended December 31, 2016 and 2015

Cash Flow from Operating Activities

For the year ended December 31, 2016, cash provided by operating activities was $167.1 million compared to cash provided by the prior-year operating activities of $171.2 million. Net income for 2016 was $95.5 million compared to $85.9 million in 2015. The net operating cash inflow for the 2016 year of $167.1 million was generated by enhanced profitability, improved net working capital management (accounts receivable, inventories, accounts payable) and incremental cash flow from the PA Acquisition. Cash outflows in 2016 included an accelerated interest payment of $6.5 million, in association with the early satisfaction and discharge of our senior unsecured notes. Additionally, $11.6 million of cash payments were for transaction and integration costs associated with the Esselte and PA Acquisitions.

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

Cash Flow from Investing Activities

Cash used by investing activities was $106.4 million and $24.6 million for the year ended December 31, 2016 and 2015, respectively. The 2016 cash outflow reflects the $88.8 million purchase price, net of cash acquired, paid for Pelikan Artline. For further information on the PA Acquisition, see "Note 3. Acquisition" to the consolidated financial statements contained in Item 8. of this report. Capital expenditures were $18.5 million and $27.6 million for the years ended December 31, 2016 and 2015, respectively. The lower capital expenditures in 2016 reflects lower spending on information technology due to the implementation of a new enterprise resource planning system in our European operations in the first quarter of 2016.

Cash Flow from Financing Activities

Cash used by financing activities was $76.4 million for the year ended December 31, 2016, compared to a use of $137.8 million for the same period of 2015. Cash used in 2016 reflected long-term borrowings of $587.4 million, consisting primarily of a private issuance of the New Notes of $400.0 million and incremental Term A loan in the amount of A$100.0 million (US$76.6 million based on May 2, 2016 exchange rates), along with additional borrowings under the Company’s existing revolving facility to fund the PA Acquisition. Repayments of long-term debt of $685.1 million primarily reflects the early satisfaction and discharge of our $500 million principal amount of senior unsecured notes, repayments totaling $148.0 million on the then existing U.S. Dollar Senior Secured Term Loan A and payment of $24.5 million of debt assumed with the PA Acquisition. In 2016, we also made a "make-whole" call premium payment of $25.0 million related to the early satisfaction and discharge of our $500.0 million principal amount of senior unsecured notes, and paid $6.9 million in debt issuance fees in connection with the New Notes. Cash used in 2015 reflected net repayments of long-term debt of $70.1 million and $65.9 million to repurchase the Company's common stock and for payments related to tax withholding for share-based compensation.

Capitalization

The Company had 106.7 million shares of common stock outstanding as of December 31, 2017.

Adequacy of Liquidity Sources

Based on our 2018 business plan and current forecasts, we believe that cash flow from operations, our current cash balance and other sources of liquidity, including borrowings available under our 2017 Revolving Facility, will be adequate to support our requirements for working capital, capital expenditures, to pay dividends and to service indebtedness for the foreseeable future. Our future operating performance is dependent on many factors, some of which are beyond our control, including prevailing economic, financial and industry conditions. For further information on these risks, see "Part I, Item1A. Risk Factors - Our significant indebtedness requires us to dedicate a substantial portion of our cash flow to debt payments and limits our ability to engage in certain activities."

Off-Balance-Sheet Arrangements and Contractual Financial Obligations

The Company does not have any material off-balance-sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Our contractual obligations and related payments by period at December 31, 2017 were as follows:

(in millions of dollars)	2018	2019 - 2020	2021 - 2022	Thereafter	Total
Debt	$42.8	$89.4	$406.7	$400.0	$938.9
Interest on debt(1)	34.7	67.2	59.4	41.0	202.3
Operating lease obligations	28.1	46.6	28.4	17.6	120.7
Purchase obligations(2)	96.8	0.3	—	—	97.1
Other long-term liabilities(3)	20.0	15.1	15.2	45.2	95.5
Total	$222.4	$218.6	$509.7	$503.8	$1,454.5

(1)	Interest calculated at December 31, 2017 rates for variable rate debt.

(2)	Purchase obligations primarily consist of contracts and non-cancelable purchase orders for raw materials and finished goods.

(3)
Other long-term liabilities consist of estimated expected employer contributions for 2018, along with estimated future payments, for pension and post-retirement plans that are not paid from assets held in a plan trust.

Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at December 31, 2017, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, $47.2 million of unrecognized tax benefits have been excluded from the contractual obligations table above. For further information, see "Note 11. Income Taxes" to the consolidated financial statements contained in Item 8. of this report.

Critical Accounting Policies

Our financial statements are prepared in conformity with accounting principles generally accepted in the U.S. ("GAAP"). Preparation of our financial statements requires us to make judgments, estimates and assumptions that affect the amounts of actual assets, liabilities, revenues and expenses presented for each reporting period. Actual results could differ significantly from those estimates. We regularly review our assumptions and estimates, which are based on historical experience and, where appropriate, current business trends. We believe that the following discussion addresses our critical accounting policies, which require significant, subjective and complex judgments to be made by our management.

Revenue Recognition

We recognize revenue from product sales when earned, net of applicable provisions for discounts, returns and allowances. We consider revenue to be realized or realizable and earned when all of the following criteria are met: title and risk of loss have passed to the customer, persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collectability is reasonably assured. We also provide our estimate of potential bad debt concurrent with recognizing revenue.

Customer Program Costs

Customer programs and incentives are a common practice in our industry. We incur customer program costs to obtain favorable product placement, to promote sell-through of products and to maintain competitive pricing. Customer program costs and incentives, including rebates, promotional funds and volume allowances, are accounted for as a reduction to gross sales. These costs are recorded at the time of sale based on management’s best estimates. Estimates are based on individual customer contracts and projected sales to the customer in comparison to any thresholds indicated by contract. In the absence of a signed contract, estimates are based on historical or projected experience for each program type or customer. Management periodically reviews accruals for these rebates and allowances, and adjusts accruals when circumstances indicate (typically as a result of a change in sales volume expectations or contractual obligations).

Allowances for Doubtful Accounts and Sales Returns

Trade receivables are recorded at the stated amount, less allowances for discounts, doubtful accounts and returns. The allowance for doubtful accounts represents estimated uncollectible receivables associated with potential customer defaults on contractual obligations, usually due to a customer's potential insolvency. The allowance includes amounts for certain customers where a risk of default has been specifically identified. In addition, the allowance includes a provision for customer defaults on a general formulaic basis when it is determined the risk of some default is probable and estimable, but cannot yet be associated with a specific customer. The assessment of the likelihood of customer defaults is based on various factors, including the length of time the receivables are past due, historical experience and existing economic conditions.

The allowance for sales returns represents estimated uncollectible receivables associated with the potential return of products previously sold to customers, and is recorded at the same time that the sales are recognized. The allowance includes a general provision for product returns based on historical trends. In addition, the allowance includes a reserve for currently authorized customer returns that are considered to be abnormal in comparison to the historical basis.

Inventories

Inventories are priced at the lower of cost (principally first-in, first-out with minor amounts at average) or net realizable value. Inventory reserves are recorded for obsolete or slow-moving inventory based on assumptions about future demand and marketability of products, the impact of new product introductions and specific identification of items, such as product discontinuance or engineering/material changes. These estimates could vary significantly, either favorably or unfavorably, from actual requirements if future economic conditions, customer inventory levels or competitive conditions differ from our expectations.

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

We test indefinite-lived intangibles for impairment at least annually, normally in the second quarter, and whenever market or business events indicate there may be a potential adverse impact on a particular intangible. The review may be on a qualitative ("Step-Zero") or quantitative ("Step-1") basis as allowed by GAAP. We consider the implications of both external factors (e.g., market growth, pricing, competition, and technology) and internal factors (e.g., product costs, margins, support expenses, and capital investment) and their potential impact on cash flows in both the near and long term, as well as their impact on any identifiable intangible asset associated with the business. Based on recent business results, consideration of significant external and internal factors, and the resulting business projections, indefinite-lived intangible assets are reviewed to determine whether they are likely to remain indefinite-lived, or whether a finite life is more appropriate. In addition, based on events in the period and future expectations, management considers whether the potential for impairment exists. Finite lived intangibles are amortized over 10, 15, 23 or 30 years.

We performed our annual assessment, on a qualitative basis, as allowed by GAAP, for the majority of our indefinite-lived trade names in the second quarter of 2017 and concluded that no impairment existed. For two of our indefinite-lived trade names that are not substantially above their carrying values, Mead® and Hilroy®, we performed Step-1 tests in the second quarter of 2017. The following long-term growth rates and discount rates were used, 1.5% and 10.5% for Mead®, and 1.5% and 11.0% for Hilroy®, respectively. We concluded that neither the Mead® nor Hilroy® trade names were impaired. The fair value of the Mead® trade name was less than 30% above its carrying value as of the second quarter of 2017 Step-1 test. As of December 31, 2017, the carrying value of the Mead® trade name was $113.3 million.

As of June 1, 2017, we changed the indefinite-lived Hilroy® trade name to an amortizable intangible asset. The change was made as a result of decisions regarding the Company's future use of the trade name. The Company commenced amortizing the Hilroy trade name June 1, 2017 on a straight-line basis over a life of 30 years.

Goodwill

Goodwill has been recorded on our balance sheet and represents the excess of the cost of an acquisition when compared to the fair value of the net assets acquired. The authoritative guidance on goodwill and other intangible assets requires that goodwill be tested for impairment at a reporting unit level. We have determined that our reporting units are ACCO Brands North America, ACCO Brands EMEA and ACCO Brands International.

We test goodwill for impairment at least annually and whenever events or circumstances make it more likely than not that an impairment may have occurred. As permitted by GAAP, we may perform a qualitative assessment ("Step-Zero") to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative goodwill impairment test ("Step-1") as required by GAAP. We performed our annual assessment in the second quarter of 2017, on a qualitative basis, and concluded that it was not more likely than not that the fair value of any reporting unit is less than its carrying amount.

If the qualitative assessment determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, or if it is determined that a qualitative assessment is not appropriate, we move onto the quantitative goodwill ("Step-1") impairment test where we calculate the fair value of the reporting units. When applying a fair-value-based test, the fair value of a reporting unit is compared to its carrying value. If the fair value of a reporting unit exceeds the carrying value of the net assets assigned to a reporting unit, goodwill is considered not impaired and no further testing is required. If the carrying value of the net assets assigned to a reporting unit exceeds the fair value of a reporting unit, an impairment charge is recognized, however, the loss recognized is not to exceed the total amount of goodwill allocated to the reporting unit.

Given the current economic environment and the uncertainties regarding their impact on our business, there can be no assurance that our estimates and assumptions made for purposes of our qualitative impairment testing during 2017 will prove to be accurate predictions of the future. If our assumptions regarding forecasted revenue or margin growth rates of certain reporting units are not achieved, we may be required to record impairment charges in future periods, whether in connection with our next annual impairment testing in the second quarter of fiscal year 2018 or prior to that, if a triggering event is identified outside of the quarter when the annual impairment test is performed. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

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

The expected long-term rate of return on plan assets reflects management’s expectations of long-term average rates of return on funds invested based on our investment profile to provide for benefits included in the projected benefit obligations. The expected return is based on the outlook for inflation, fixed income returns and equity returns, while also considering historical returns over the last 10 years, asset allocation and investment strategy.

We estimate the service and interest components of net periodic benefit cost (income) for pension and post-retirement benefits utilizing a full yield curve approach by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows.

At the end of each calendar year an actuarial evaluation is performed to determine the funded status of our pension and post-retirement obligations and any actuarial gain or loss is recognized in accumulated other comprehensive income (loss) and then amortized into the income statement in future periods.

Pension income was $4.9 million, $5.3 million and $5.1 million for the years ended December 31, 2017, 2016 and 2015, respectively. Post-retirement income was $0.2 million, $0.7 million and $0.7 million for the years ended December 31, 2017, 2016 and 2015, respectively.

The weighted average assumptions used to determine benefit obligations for the years ended December 31, 2017, 2016, and 2015 were as follows:

	Pension						Post-retirement
	U.S.			International
	2017	2016	2015	2017	2016	2015	2017	2016	2015
Discount rate	3.7%	4.3%	4.6%	2.3%	2.7%	3.7%	3.2%	3.4%	3.9%
Rate of compensation increase	N/A	N/A	N/A	2.8%	3.1%	3.0%	N/A	N/A	N/A

The weighted average assumptions used to determine net periodic benefit cost for the years ended December 31, 2017, 2016 and 2015 were as follows:

	Pension						Post-retirement
	U.S.			International
	2017	2016	2015	2017	2016	2015	2017	2016	2015
Discount rate	3.8%	4.6%	4.2%	2.3%	3.7%	3.4%	3.4%	3.9%	3.7%
Expected long-term rate of return	7.8%	7.8%	8.0%	5.5%	6.0%	6.5%	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	3.1%	3.0%	3.0%	N/A	N/A	N/A

In 2018, we expect pension income of approximately $4.9 million and post-retirement income of approximately $0.2 million.

A 25-basis point change (0.25%) in our discount rate assumption would lead to an increase or decrease in our pension and post-retirement expense of approximately $0.002 million for 2018. A 25-basis point change (0.25%) in our long-term rate of return assumption would lead to an increase or decrease in pension and post-retirement expense of approximately $1.6 million for 2018.

Pension and post-retirement liabilities of $275.5 million as of December 31, 2017 increased from $98.0 million at December 31, 2016, primarily due to the Esselte Acquisition.

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

The amount of income taxes that we pay is subject to ongoing audits by federal, state and foreign tax authorities. Our estimate of the potential outcome of any uncertain tax position is subject to management’s assessment of relevant risks, facts and circumstances existing at that time. We believe that we have adequately provided for reasonably foreseeable outcomes related to these matters. However, our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period any assessments are received, revised or resolved.

On December 22, 2017, the U.S. Tax Act was signed into law. The U.S. Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to: (i) reducing the future U.S. federal corporate tax rate from 35 percent to 21 percent; (ii) requiring companies to pay a one-time transition tax on certain undistributed earnings of foreign subsidiaries; and (iii) bonus depreciation that will allow for full expensing of qualified property.

The undistributed earnings of all non-U.S. subsidiaries were approximately $500 million as of December 31, 2017. All of the undistributed earnings have become subject to U.S. income taxes due to the enactment of the U.S. Tax Act in 2017. As a result of the U.S. Tax Act, we are analyzing the global working capital and cash requirements, and potential tax liabilities attributable to future repatriation of cash, but we have yet to determine whether we plan to change our prior indefinite investment assertion under ASC 740. We will record the effects of any change in prior assertions in the period in which the change occurs.

Due to the complexity of the global intangible low-taxed income ("GILTI") tax rules recently enacted by the U.S. Tax Act, the Company continues to analyze this provision and its impact and the proper application of ASC 740. Under GAAP, the Company is allowed to make an accounting policy choice to either treat the taxes due on future U.S. inclusions in taxable income related to GILTI as a current period expense when incurred (the "period cost method") or factor in such amounts in to the Company’s measurement of deferred taxes (the "deferred method"). The Company’s selection of an accounting policy in connection with GILTI depends upon additional analysis and potential future modifications to the existing structure, which are yet to be known. Accordingly, the Company has not recorded any adjustments related to GILTI in our financial statements and has not made a policy choice regarding whether to record deferred taxes on GILTI.

For further information on the U.S. Tax Act, see "Note 11. Income Taxes" to the consolidated financial statements contained in Item 8. of this report.

Recent Accounting Standards Updates and Recently Adopted Accounting Standards

For information on recent accounting pronouncements, see "Note 2. Significant Accounting Policies" to the consolidated financial statements contained in Item 8. of this report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our industry has historically been concentrated in a small number of major customers, primarily large regional resellers of our products including traditional office suppliers, retailers, e-tailers and wholesalers. Customer consolidation, shifts in the channels of distribution for our products and share growth of private-label products continue to increase pricing pressures, which may adversely affect margins for our competitors and for us. We are addressing these challenges through strong end-user brands, broader product penetration within categories, ongoing introduction of innovative new products, continuing improvements in customer service and diversification of our customer base, as well as continued cost and asset reductions.

We are exposed to various market risks, including changes in foreign currency exchange rates and interest rate changes. We enter into financial instruments to manage and reduce the impact of these risks, not for trading or speculative purposes. The counterparties to these financial instruments are major financial institutions.

See also "Item 1A. Risk Factors."

Foreign Exchange Risk Management

We enter into forward foreign currency contracts to reduce the effect of fluctuating foreign currencies, primarily on foreign denominated inventory purchases and intercompany loans. The majority of the Company’s exposure to local currency movements is in Europe (the Euro, the Swedish krona and the British pound), Australia, Canada, Brazil, and Mexico. Principal currencies hedged include the U.S. dollar, Euro, Australian dollar, Canadian dollar, Swedish krona, British pound and Japanese yen. Increases and decreases in the fair market values of our forward agreements are expected to be offset by gains/losses in recognized net underlying foreign currency transactions or loans. Notional amounts of outstanding foreign currency forward exchange contracts were $188.5 million and $128.6 million at December 31, 2017 and 2016, respectively. The net fair value of these foreign currency contracts was $(0.3) million and $4.1 million at December 31, 2017 and 2016, respectively. At December 31, 2017, a 10% unfavorable exchange rate movement in our portfolio of foreign currency forward contracts would have reduced our unrealized gains by $20.1 million. Consistent with the use of these contracts to neutralize the effect of exchange rate fluctuations, such unrealized losses or gains would be offset by corresponding gains or losses, respectively, in the remeasurement of the underlying transactions being hedged. When taken together, we believe these forward contracts and the offsetting underlying commitments do not create material market risk.

For further information related to outstanding foreign currency forward exchange contracts, see "Note 13. Derivative Financial Instruments" and "Note 14. Fair Value of Financial Instruments" to the consolidated financial statements contained in Item 8. of this report.

For our most recent acquisitions (the PA and Esselte Acquisitions), we have taken on additional debt in the local currency of the targets to reduce our foreign exchange leverage risk. In the case of the PA Acquisition, which primarily conducts its business in the Australian dollar, we borrowed A$100.0 million. For the Esselte Acquisition, completed on January 31, 2017, which primarily conducts its business in the Euro, we borrowed €300.0 million. For further information see, "Note 3. Acquisitions" and "Note 4. Long-term Debt and Short-term Borrowings" to the consolidated financial statements contained in Item 8. of this report.

Interest Rate Risk Management

Amounts outstanding under the 2017 Credit Agreement bear interest at a rate per annum equal to the Euro Rate, with a 0% floor, the Australian BBSR Rate, the Canadian BA Rate or the Base Rate, as applicable and as each such rate is defined in the 2017 Credit Agreement, plus an "applicable rate." The applicable rate applied to outstanding Euro, Australian and Canadian dollar denominated loans and Base Rate loans is based on the Company’s Consolidated Leverage Ratio (as defined in the 2017 Credit Agreement) as follows:

Consolidated Leverage Ratio	Applicable Rate on Euro/AUD/CDN Dollar Loans	Applicable Rate on Base Rate Loans
> 4.00 to 1.00	2.50%	1.50%
≤ 4.00 to 1.00 and > 3.50 to 1.00	2.25%	1.25%
≤ 3.50 to 1.00 and > 3.00 to 1.00	2.00%	1.00%
≤ 3.00 to 1.00 and > 2.00 to 1.00	1.50%	0.50%
≤ 2.00 to 1.00	1.25%	0.25%

As of December 31, 2017, the applicable rate on Euro, Australian and Canadian dollar loans was 1.50% and the applicable rate on Base Rate loans was 0.50%. Undrawn amounts under the 2017 Revolving Facility are subject to a commitment fee rate of 0.25% to 0.40% per annum, depending on the Company’s Consolidated Leverage Ratio. As of December 31, 2017, the commitment fee rate was 0.30%.

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

The following table summarizes information about our major debt components as of December 31, 2017, including the principal cash payments and interest rates.

Debt Obligations

	Stated Maturity Date
(in millions of dollars)	2018	2019	2020	2021	2022	Thereafter	Total	Fair Value
Long term debt:
Fixed rate Senior Unsecured Notes, due December 2024	$—	$—	$—	$—	$—	$400.0	$400.0	$412.0
Fixed interest rate						5.25%
Variable rate Euro Senior Secured Term Loan A, due January 2022	$24.6	$33.6	$42.6	$44.8	$199.4	$—	$345.0	$345.0
Variable rate Australian Dollar Senior Secured Term Loan A, due January 2022	$4.3	$5.8	$7.4	$7.8	$34.7	$—	$60.0	$60.0
Variable rate U.S. Dollar Senior Secured Revolving Credit Facility, due January 2022	$13.9	$—	$—	$—	$35.0	$—	$48.9	$48.9
Variable rate Australian Dollar Senior Secured Revolving Credit Facility, due January 2022	$—	$—	$—	$—	$85.0	$—	$85.0	$85.0
Average variable interest rate(1)	2.16%	2.16%	2.16%	2.16%	2.16%

(1)	Rates presented are as of December 31, 2017.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
ACCO Brands Corporation:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of ACCO Brands Corporation and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes and financial statement schedule II - Valuation and Qualifying Accounts and Reserves (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

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

[/s/ KPMG LLP]

We have served as the Company’s auditor since 2009.

Chicago, Illinois
February 28, 2018

ACCO Brands Corporation and Subsidiaries
Consolidated Balance Sheets

(in millions of dollars, except share data)	December 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$76.9	$42.9
Accounts receivable less allowances for discounts, doubtful accounts and sales returns of $18.1 and $15.7, respectively	469.3	391.0
Inventories	254.2	210.0
Other current assets	29.2	26.8
Total current assets	829.6	670.7
Total property, plant and equipment	645.2	528.0
Less: accumulated depreciation	(366.7)	(329.6)
Property, plant and equipment, net	278.5	198.4
Deferred income taxes	137.9	27.3
Goodwill	670.3	587.1
Identifiable intangibles, net of accumulated amortization of $203.7 and $167.1, respectively	839.9	565.7
Other non-current assets	42.9	15.3
Total assets	$2,799.1	$2,064.5
Liabilities and Stockholders' Equity
Current liabilities:
Notes payable	$—	$63.7
Current portion of long-term debt	43.2	4.8
Accounts payable	178.2	135.1
Accrued compensation	60.9	42.8
Accrued customer program liabilities	141.1	94.0
Accrued interest	1.2	1.3
Other current liabilities	113.8	64.7
Total current liabilities	538.4	406.4
Long-term debt, net of debt issuance costs of $7.1 and $7.3, respectively	889.2	627.7
Deferred income taxes	177.1	146.7
Pension and post-retirement benefit obligations	275.5	98.0
Other non-current liabilities	144.8	77.0
Total liabilities	2,025.0	1,355.8
Stockholders' equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 109,597,197 and 110,086,283 shares issued and 106,684,084 and 107,906,644 outstanding, respectively	1.1	1.1
Treasury stock, 2,913,113 and 2,179,639 shares, respectively	(26.4)	(17.0)
Paid-in capital	1,999.7	2,015.7
Accumulated other comprehensive loss	(461.1)	(419.4)
Accumulated deficit	(739.2)	(871.7)
Total stockholders' equity	774.1	708.7
Total liabilities and stockholders' equity	$2,799.1	$2,064.5
See notes to consolidated financial statements.

ACCO Brands Corporation and Subsidiaries
Consolidated Statements of Income

	Year Ended December 31,
(in millions of dollars, except per share data)	2017	2016	2015
Net sales	$1,948.8	$1,557.1	$1,510.4
Cost of products sold	1,292.4	1,042.0	1,032.0
Gross profit	656.4	515.1	478.4
Operating costs and expenses:
Selling, general and administrative expenses	406.1	320.8	295.7
Amortization of intangibles	35.6	21.6	19.6
Restructuring charges (credits)	21.7	5.4	(0.4)
Total operating costs and expenses	463.4	347.8	314.9
Operating income	193.0	167.3	163.5
Non-operating expense (income):
Interest expense	41.1	49.3	44.5
Interest income	(5.8)	(6.4)	(6.6)
Equity in earnings of joint-venture	—	(2.1)	(7.9)
Other (income) expense, net	(0.4)	1.4	2.1
Income before income tax	158.1	125.1	131.4
Income tax expense	26.4	29.6	45.5
Net income	$131.7	$95.5	$85.9

Per share:
Basic income per share	$1.22	$0.89	$0.79
Diluted income per share	$1.19	$0.87	$0.78

Weighted average number of shares outstanding:
Basic	108.1	107.0	108.8
Diluted	110.9	109.2	110.6

See notes to consolidated financial statements.

ACCO Brands Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)

	Year Ended December 31,
(in millions of dollars)	2017	2016	2015
Net income	$131.7	$95.5	$85.9
Other comprehensive income (loss), net of tax:
Unrealized (loss) income on derivative instruments, net of tax benefit (expense) of $1.0, $(0.7) and $0.8, respectively	(2.3)	1.7	(1.9)

Foreign currency translation adjustments, net of tax benefit of $5.0, $0.0 and $0.0, respectively	(19.5)	16.8	(136.7)

Recognition of deferred pension and other post-retirement items, net of tax benefit of $5.8, $0.6 and $0.1, respectively	(19.9)	(8.7)	2.0
Other comprehensive (loss) income, net of tax	(41.7)	9.8	(136.6)

Comprehensive income (loss)	$90.0	$105.3	$(50.7)

See notes to consolidated financial statements.

ACCO Brands Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31,
(in millions of dollars)	2017	2016	2015
Operating activities
Net income	$131.7	$95.5	$85.9
Gain on revaluation of previously held joint-venture equity interest	—	(28.9)	—
Amortization of inventory step-up	0.9	0.4	—
(Gain) loss on disposal of assets	(1.3)	(0.3)	0.1
Deferred income tax (benefit) expense	(45.2)	6.0	27.4
Insurance claims, net of proceeds	(0.4)	—	—
Depreciation	35.6	30.4	32.4
Amortization of debt issuance costs	2.9	3.8	3.5
Amortization of intangibles	35.6	21.6	19.6
Stock-based compensation	17.0	19.4	16.0
Loss on debt extinguishment	—	29.9	1.9
Other non-cash items	—	0.1	—
Equity in earnings of joint-venture, net of dividends received	—	(1.6)	(3.8)
Changes in balance sheet items:
Accounts receivable	10.2	13.4	(3.9)
Inventories	2.5	16.7	9.8
Other assets	4.6	5.5	1.2
Accounts payable	(18.7)	(19.3)	(2.6)
Accrued expenses and other liabilities	(8.3)	(31.2)	(19.2)
Accrued income taxes	37.8	5.7	2.9
Net cash provided by operating activities	204.9	167.1	171.2
Investing activities
Additions to property, plant and equipment	(31.0)	(18.5)	(27.6)
Proceeds from the disposition of assets	4.2	0.7	2.8
Cost of acquisitions, net of cash acquired	(292.3)	(88.8)	—
Other	—	0.2	0.2
Net cash used by investing activities	(319.1)	(106.4)	(24.6)
Financing activities
Proceeds from long-term borrowings	484.1	587.4	300.0
Repayments of long-term debt	(296.5)	(685.1)	(370.1)
Borrowings (repayments) of notes payable, net	—	51.5	(0.8)
Payment for debt premium	—	(25.0)	—
Payments for debt issuance costs	(3.6)	(6.9)	(1.7)
Repurchases of common stock	(36.6)	—	(60.0)
Payments related to tax withholding for stock-based compensation	(9.4)	(5.1)	(5.9)
Proceeds from the exercise of stock options	4.2	6.8	0.7
Net cash provided (used) by financing activities	142.2	(76.4)	(137.8)
Effect of foreign exchange rate changes on cash and cash equivalents	6.0	3.2	(6.6)
Net increase (decrease) in cash and cash equivalents	34.0	(12.5)	2.2
Cash and cash equivalents
Beginning of the period	42.9	55.4	53.2
End of the period	$76.9	$42.9	$55.4
Cash paid during the year for:
Interest	$38.0	$50.1	$41.0
Income taxes	$34.8	$16.9	$16.9
See notes to consolidated financial statements.

ACCO Brands Corporation and Subsidiaries
Consolidated Statements of Stockholders’ Equity

(in millions of dollars)	Common Stock	Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Accumulated Deficit	Total
Balance at December 31, 2014	$1.1	$2,031.5	$(292.6)	$(5.9)	$(1,053.1)	$681.0
Net income	—	—	—	—	85.9	85.9
Loss on derivative financial instruments, net of tax	—	—	(1.9)	—	—	(1.9)
Translation impact	—	—	(136.7)	—	—	(136.7)
Pension and post-retirement adjustment, net of tax	—	—	2.0	—	—	2.0
Common stock repurchases	(0.1)	(59.9)	—	—	—	(60.0)
Stock-based compensation	—	16.0	—	—	—	16.0
Common stock issued, net of shares withheld for employee taxes	—	0.7	—	(5.9)	—	(5.2)
Other	0.1	—	—	—	—	0.1
Balance at December 31, 2015	1.1	1,988.3	(429.2)	(11.8)	(967.2)	581.2
Net income	—	—	—	—	95.5	95.5
Income on derivative financial instruments, net of tax	—	—	1.7	—	—	1.7
Translation impact	—	—	16.8	—	—	16.8
Pension and post-retirement adjustment, net of tax	—	—	(8.7)	—	—	(8.7)
Stock-based compensation	—	19.4	—	—	—	19.4
Common stock issued, net of shares withheld for employee taxes	—	6.8	—	(5.2)	—	1.6
Excess tax benefit on stock-based compensation	—	1.2	—	—	—	1.2
Balance at December 31, 2016	1.1	2,015.7	(419.4)	(17.0)	(871.7)	708.7
Net income	—	—	—	—	131.7	131.7
Loss on derivative financial instruments, net of tax	—	—	(2.3)	—	—	(2.3)
Translation impact	—	—	(19.5)	—	—	(19.5)
Pension and post-retirement adjustment, net of tax	—	—	(19.9)	—	—	(19.9)
Common stock repurchases	—	(36.6)	—	—	—	(36.6)
Stock-based compensation	—	17.0	—	—	—	17.0
Common stock issued, net of shares withheld for employee taxes	—	4.2	—	(9.4)	—	(5.2)
Adjustment due to the adoption of ASU 2016-09	—	(0.6)	—	—	0.8	0.2
Balance at December 31, 2017	$1.1	$1,999.7	$(461.1)	$(26.4)	$(739.2)	$774.1
Shares of Capital Stock

	Common Stock	Treasury Stock	Net Shares
Shares at December 31, 2014	112,670,514	759,224	111,911,290
Common stock issued, net of shares withheld for employee taxes	2,149,165	729,824	1,419,341
Common stock repurchases	(7,690,628)	—	(7,690,628)
Shares at December 31, 2015	107,129,051	1,489,048	105,640,003
Common stock issued, net of shares withheld for employee taxes	2,957,232	690,591	2,266,641
Shares at December 31, 2016	110,086,283	2,179,639	107,906,644
Common stock issued, net of shares withheld for employee taxes	2,778,795	733,474	2,045,321
Common stock repurchases	(3,267,881)	—	(3,267,881)
Shares at December 31, 2017	109,597,197	2,913,113	106,684,084

See notes to consolidated financial statements.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements

1. Basis of Presentation

As used in this Annual Report on Form 10-K for the fiscal year ended December 31, 2017, the terms "ACCO Brands," "ACCO," the "Company," "we," "us," and "our" refer to ACCO Brands Corporation, a Delaware corporation incorporated in 2005, and its consolidated domestic and international subsidiaries.

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

On January 31, 2017, the Company completed the acquisition (the "Esselte Acquisition") of Esselte Group Holdings AB ("Esselte"). Accordingly, the financial results of Esselte are included in the Company's condensed consolidated financial statements as of February 1, 2017, and are reflected in all three of the Company's reportable segments. See "Note 3. Acquisitions" for details on the Esselte Acquisition.

Effective with the first quarter of 2017, as a result of the Esselte Acquisition, the Company realigned its operating structure, which impacted its determination of its business segments for financial reporting purposes. As a result, the Company no longer reports the financial results of its Computer Products Group as a separate segment. Prior year amounts included herein have been restated to conform to the current year presentation. See "Note 16. Information on Business Segments" for details on the realigned segments.

On May 2, 2016, the Company completed the acquisition of Australia Stationery Industries, Inc. (the "PA Acquisition"), which indirectly owned the 50% of the Pelikan Artline joint-venture and the issued capital stock of Pelikan Artline Pty Limited (collectively, "Pelikan Artline") that was not already owned by the Company. Prior to the PA Acquisition, the Pelikan Artline joint-venture was accounted for under the equity method. From the date of the PA Acquisition, the results of Pelikan Artline are included in the Company's consolidated financial statements and are reported in the ACCO Brands International segment. Accordingly, we no longer separately report equity in earnings from this joint venture. See "Note 3. Acquisitions" for details on the PA Acquisition.

The preparation of financial statements in conformity with generally accepted accounting principles in the U.S. ("GAAP") requires management to make certain estimates and assumptions that affect the reported assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting periods. Actual results could differ from those estimates.

2. Significant Accounting Policies

Nature of Business

ACCO Brands is a designer, marketer and manufacturer of recognized consumer and end-user demanded brands used in businesses, schools, and homes.

ACCO Brands has three operating business segments each of which is comprised of different geographic regions. Each of the Company's three operating segments designs, markets, sources, manufactures and sells recognized consumer and end-user demanded brands used in businesses, schools and homes. Product designs are tailored based on end-user preferences in each geographic region.

Our product categories include storage and organization; stapling; punching; laminating, binding and shredding machines and related consumable supplies; whiteboards; notebooks; calendars; computer accessories; and do-it-yourself tools, among others. Our portfolio of consumer and end-user demanded brands includes both globally and regionally recognized brands.

ACCO Brands markets and sells its strong multi-product offering broadly and is not dependent on any one channel. Our products are sold through all relevant channels, namely retailers, including: mass retailers; e-tailers; discount, drug/grocery and variety chains; warehouse clubs; hardware and specialty stores; independent office product dealers; office superstores; and contract

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

stationers. We also sell directly to commercial and consumer end-users through our e-commerce platform and our direct sales organization.

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

Allowances for Doubtful Accounts, Discounts and Returns

Trade receivables are recorded at the stated amount, less allowances for discounts, doubtful accounts and returns. The allowance for doubtful accounts represents estimated uncollectible receivables associated with potential customer defaults on contractual obligations, usually due to a customer's potential insolvency. The allowance includes amounts for certain customers where a risk of default has been specifically identified. In addition, the allowance includes a provision for customer defaults on a general formulaic basis when it is determined the risk of some default is probable and estimable, but cannot yet be associated with a specific customer. The assessment of the likelihood of customer defaults is based on various factors, including the length of time the receivables are past due, historical experience and existing economic conditions.

The allowance for sales returns represents estimated uncollectible receivables associated with the potential return of products previously sold to customers, and is recorded at the same time that the sales are recognized. The allowance includes a general provision for product returns based on historical trends. In addition, the allowance includes a reserve for currently authorized customer returns that are considered to be abnormal in comparison to the historical basis.

Inventories

Inventories are priced at the lower of cost (principally first-in, first-out with minor amounts at average) or net realizable value. Inventory reserves are recorded for obsolete or slow-moving inventory based on assumptions about future demand and marketability of products, the impact of new product introductions and specific identification of items, such as product discontinuance or engineering/material changes. These estimates could vary significantly, either favorably or unfavorably, from actual requirements if future economic conditions, customer inventory levels or competitive conditions differ from our expectations.

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

We capitalize interest for major capital projects. Capitalized interest is added to the cost of the underlying assets and is depreciated over the useful lives of those assets. We capitalized interest of $0.1 million, $0.1 million and $1.3 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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

We test indefinite-lived intangibles for impairment at least annually, normally in the second quarter, and whenever market or business events indicate there may be a potential adverse impact on a particular intangible. The review may be on a qualitative ("Step-Zero") or quantitative ("Step-1") basis as allowed by GAAP. We consider the implications of both external factors (e.g., market growth, pricing, competition, and technology) and internal factors (e.g., product costs, margins, support expenses, and capital investment) and their potential impact on cash flows in both the near and long term, as well as their impact on any identifiable intangible asset associated with the business. Based on recent business results, consideration of significant external and internal factors, and the resulting business projections, indefinite-lived intangible assets are reviewed to determine whether they are likely to remain indefinite-lived, or whether a finite life is more appropriate. In addition, based on events in the period and future expectations, management considers whether the potential for impairment exists. Finite lived intangibles are amortized over 10, 15, 23 or 30 years.

We performed our annual assessment, on a qualitative basis, as allowed by GAAP, for the majority of our indefinite-lived trade names in the second quarter of 2017 and concluded that no impairment existed. For two of our indefinite-lived trade names that are not substantially above their carrying values, Mead® and Hilroy®, we performed Step-1 tests in the second quarter of 2017. The following long-term growth rates and discount rates were used, 1.5% and 10.5% for Mead®, and 1.5% and 11.0% for Hilroy®, respectively. We concluded that neither the Mead® nor Hilroy® trade names were impaired. The fair value of the Mead® trade name was less than 30% above its carrying value as of the second quarter of 2017 Step-1 test. As of December 31, 2017, the carrying value of the Mead® trade name was $113.3 million.

As of June 1, 2017, we changed the indefinite-lived Hilroy® trade name to an amortizable intangible asset. The change was made as a result of decisions regarding the Company's future use of the trade name. The Company commenced amortizing the Hilroy trade name June 1, 2017 on a straight-line basis over a life of 30 years.

Goodwill

Goodwill has been recorded on our balance sheet and represents the excess of the cost of an acquisition when compared to the fair value of the net assets acquired. The authoritative guidance on goodwill and other intangible assets requires that goodwill be tested for impairment at a reporting unit level. We have determined that our reporting units are ACCO Brands North America, ACCO Brands EMEA and ACCO Brands International.

We test goodwill for impairment at least annually and whenever events or circumstances make it more likely than not that an impairment may have occurred. As permitted by GAAP, we may perform a qualitative assessment ("Step-Zero") to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative goodwill impairment test ("Step-1") as required by GAAP. We performed our annual assessment in the second quarter of 2017, on a qualitative basis, and concluded that it was not more likely than not that the fair value of any reporting unit is less than its carrying amount.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

If the qualitative assessment determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, or if it is determined that a qualitative assessment is not appropriate, we move onto the quantitative goodwill ("Step-1") impairment test where we calculate the fair value of the reporting units. When applying a fair-value-based test, the fair value of a reporting unit is compared to its carrying value. If the fair value of a reporting unit exceeds the carrying value of the net assets assigned to a reporting unit, goodwill is considered not impaired and no further testing is required. If the carrying value of the net assets assigned to a reporting unit exceeds the fair value of a reporting unit, an impairment charge is recognized, however, the loss recognized is not to exceed the total amount of goodwill allocated to the reporting unit.

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

The amount of income taxes that we pay is subject to ongoing audits by federal, state and foreign tax authorities. Our estimate of the potential outcome of any uncertain tax position is subject to management’s assessment of relevant risks, facts and circumstances existing at that time. We believe that we have adequately provided for reasonably foreseeable outcomes related to these matters. However, our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period any assessments are received, revised or resolved.

On December 22, 2017, the U.S. Tax Act was signed into law. The U.S. Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to: (i) reducing the future U.S. federal corporate tax rate from 35 percent to 21 percent; (ii) requiring companies to pay a one-time transition tax on certain undistributed earnings of foreign subsidiaries; and (iii) bonus depreciation that will allow for full expensing of qualified property.

The undistributed earnings of all non-U.S. subsidiaries were approximately $500 million as of December 31, 2017. All of the undistributed earnings have become subject to U.S. income taxes due to the enactment of the U.S. Tax Act in 2017. As a result of the U.S. Tax Act, we are analyzing the global working capital and cash requirements, and potential tax liabilities attributable to future repatriation of cash, but we have yet to determine whether we plan to change our prior indefinite investment assertion under ASC 740. We will record the effects of any change in prior assertions in the period in which the change occurs.

Due to the complexity of the global intangible low-taxed income ("GILTI") tax rules recently enacted by the U.S. Tax Act, the Company continues to analyze this provision and its impact and the proper application of ASC 740. Under GAAP, the Company is allowed to make an accounting policy choice to either treat the taxes due on future U.S. inclusions in taxable income related to GILTI as a current period expense when incurred (the "period cost method") or factor in such amounts in to the Company’s measurement of deferred taxes (the "deferred method"). The Company’s selection of an accounting policy in connection with GILTI depends upon additional analysis and potential future modifications to the existing structure, which are yet to be known. Accordingly, the Company has not recorded any adjustments related to GILTI in our financial statements and has not made a policy choice regarding whether to record deferred taxes on GILTI.

For further information on the U.S. Tax Act, see "Note 11. Income Taxes" to the consolidated financial statements contained in Item 8. of this report.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Revenue Recognition

We recognize revenue from product sales when earned, net of applicable provisions for discounts, returns and allowances. We consider revenue to be realized or realizable and earned when all of the following criteria are met: title and risk of loss have passed to the customer, persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collectability is reasonably assured. We also provide our estimate of potential bad debt concurrent with recognizing revenue.

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

In addition, accrued customer program liabilities principally include, but are not limited to, sales volume rebates, promotional allowances, shared media and customer catalog allowances and other cooperative advertising arrangements and freight allowances.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") include advertising, marketing, selling (including commissions), research and development, customer service, depreciation related to assets outside the manufacturing and distribution processes and all other general and administrative expenses outside the manufacturing and distribution functions (e.g., finance, human resources, information technology, and corporate expenses).

Advertising Costs

Advertising costs amounted to $114.8 million, $110.1 million and $120.9 million for the years ended December 31, 2017, 2016 and 2015, respectively. These costs primarily include, but are not limited to, cooperative advertising and promotional allowances as described in "Customer Program Costs" above, and are principally expensed as incurred.

Shipping and Handling

We reflect all amounts billed to customers for shipping and handling in net sales and the costs incurred from shipping and handling product (including costs to ship and move product from the seller’s place of business to the buyer’s place of business, as well as costs to store, move and prepare products for shipment) in cost of products sold.

Warranty Reserves

We offer our customers various warranty terms based on the type of product that is sold. Estimated future obligations related to products sold under these warranty terms are provided by charges to cost of products sold in the same period in which the related revenue is recognized.

Research and Development

Research and development expenses, which amounted to $23.5 million, $21.0 million and $20.0 million for the years ended December 31, 2017, 2016 and 2015, respectively, are classified as SG&A expenses and are charged to expense as incurred.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Stock-Based Compensation

Our primary types of share-based compensation consist of stock options, restricted stock unit awards and performance stock unit awards. Stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period. Where awards are made with non-substantive vesting periods (for example, where a portion of the award vests due to retirement eligibility), we estimate and recognize expense based on the period from the grant date to the date on which the employee is retirement eligible. Effective in 2017, the Company made the accounting policy election to account for forfeitures as they occur, which affects the timing of stock compensation expense. See "Recently Adopted Accounting Standards" below for details.

Foreign Currency Translation

Foreign currency balance sheet accounts are translated into U.S. dollars at the rates of exchange at the balance sheet date. Income and expenses are translated at the average rates of exchange in effect during the period. The related translation adjustments are made directly to a separate component of accumulated other comprehensive income (loss) ("AOCI") in stockholders’ equity. Some transactions are made in currencies different from an entity’s functional currency. Gains and losses on these foreign currency transactions are included in income as they occur.

Derivative Financial Instruments

We recognize all derivatives as either assets or liabilities on the balance sheet and record those instruments at fair value. If the derivative is designated as a fair value hedge and is effective, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings in the same period. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in AOCI and are recognized in the Consolidated Statements of Income when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

Certain forecasted transactions, assets and liabilities are exposed to foreign currency risk. We continually monitor our foreign currency exposures in order to maximize the overall effectiveness of our foreign currency hedge positions. Principal currencies hedged include the U.S. dollar, Euro, Australian dollar, Canadian dollar, Swedish krona, British pound and Japanese yen.

Recent Accounting Standards Updates

In May 2014 the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes substantially all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The FASB has subsequently issued the following amendments to ASU 2014-09, which have the same effective date and transition date of January 1, 2018:

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

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

•
In December 2016, the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which amends certain narrow aspects of the guidance issued in ASU 2014-09, including guidance related to the disclosure of remaining performance obligations and prior-period performance obligations, as well as other amendments to the guidance on loan guarantee fees, contract costs, refund liabilities, advertising costs and the clarification of certain examples.

The Company analyzed the impact of ASU 2014-09 across all of its revenue streams. This included reviewing current accounting policies and practices to identify potential differences that would result from applying the requirements under the new standard. The Company also completed contract reviews and validated the results of applying the new revenue guidance. Upon the implementation of ASU 2014-09, the Company expects to accelerate the timing of some of its revenue recognition with respect to its customer contracts for private label and customized products. This acceleration of revenue would only be for contracts where a right to payment exists and there is no alternative use for the product, as prescribed by ASU 2014-09.

The Company will adopt the new standard using the modified retrospective approach, under which the cumulative effect of initially applying the new guidance will be recognized as an adjustment to the opening balance of retained earnings in the first quarter of 2018. The Company expects to record an increase to its opening balance of retained earnings of approximately $1.6 million, net of tax effect, in the first quarter ending March 31, 2018.

The Company is also in the process of updating its controls and systems, and is still finalizing its new disclosures required in 2018.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220). In December 2017, the U.S. Tax Act was signed into law. Prior to ASU 2018-02, GAAP required deferred tax assets and deferred tax liabilities to be adjusted for the effect of a change in tax laws or rates with the effect included in income from continuing operations in the reporting period including the enactment date. The U.S. Tax Act reduces the historical U.S corporate tax rate and the effect of that change is required to be included in income from continuing operations, even if the original tax effects were recorded in Accumulated Other Comprehensive Income ("AOCI"). This could cause some tax effects to become stranded in AOCI as they are not updated to reflect the new tax rate. This new standard allows a company to elect to reclass the stranded tax effects resulting from the U.S. Tax Act from AOCI to retained earnings. The adoption of the new standard may be applied in the period of adoption or retrospectively to each period(s) effected by the change in the corporate tax rate. The Company is currently in the process of evaluating the impact of adoption of ASU 2018-02 on the Company’s consolidated financial statements. ASU 2018-02 is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2018. Early adoption of the standard is permitted including adoption in any interim period for which financial statements have not been issued.

In August 2017, the FASB issued ASU No. 2017-12, Derivative and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities. The new standard improves certain aspects of the hedge accounting model, including making more risk management strategies eligible for hedge accounting and simplifying the assessment of hedge effectiveness. The Company is currently in the process of assessing the impact of adoption of ASU 2017-12 on the Company's consolidated financial statements. The Company will adopt ASU 2017-12 effective with its 2019 fiscal year.

In March 2017, the FASB issued ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The new standard requires presentation of all components of net periodic pension and postretirement benefit costs, other than service costs, in an income statement line item outside of a subtotal of income from operations. The service cost component will continue to be presented in the same line item as other employee compensation costs. In addition, the guidance allows only service costs to be eligible for capitalization. The guidance is required to be adopted retrospectively with respect to the income statement requirement and prospectively for the capitalization requirement. We do not expect the change in the capitalization requirement to have a material effect on our financial statements, but it is expected to have a material effect on our operating income. The Company will use the practical expedient that permits an employer to use the amounts disclosed in "Note 5. Pension and Other Retiree Benefits" as the basis for applying the retrospective presentation requirements. On this basis, the Company's operating income for the years ended December 31, 2017 and 2016 would be reduced by approximately $8.4 million and $8.2 million, respectively. The new guidance is effective with the first quarter of the Company's 2018 fiscal year.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This new standard will require the recognition, on the balance sheet, of most leases as lease assets (right-of-use assets) and lease liabilities by lessees for those leases classified as operating leases under current GAAP. Lease expense is recorded on the income statement in a manner similar to current

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

accounting. This new standard also includes increased disclosures to meet the objective of enabling users of financial statements to understand more about the nature of an entity’s leasing activities. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted and adoption of ASU 2016-02 is to be done on a modified retrospective basis. The Company is currently in the process of evaluating the impact of adoption of ASU 2016-02 on the Company’s consolidated financial statements and it currently expects that most of its operating lease commitments will be subject to the new standard and will be recognized as operating lease liabilities and right-of-use assets upon the adoption of ASU 2016-02. It is expected that these changes will be material to the Company's consolidated financial statements. The Company will adopt ASU 2016-02 effective with its 2019 fiscal year.

Other than the items mentioned above, there are no other recently issued accounting standards that are expected to have a material effect on the Company’s financial condition, results of operations or cash flow.

Recently Adopted Accounting Standards

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This new standard simplifies the accounting for employee share-based payments and involves several aspects of the accounting for share-based transactions, including the potential timing of expenses, the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company adopted ASU 2016-09 effective with the first quarter of 2017. The Company made the allowed accounting policy election to account for forfeitures as they occur, which affects the timing of stock compensation expense. The change in accounting of forfeitures, along with the changes related to how excess tax benefits are recognized, has been done using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the first quarter of 2017, which was not material. An effect of the change was to require recognition of excess tax benefits in our Consolidated Statements of Income rather than as a component of equity under the previous standard; therefore, for the year ended December 31, 2017, a tax benefit of $5.6 million was recorded in the Company's Consolidated Statements of Income.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. This new standard applies to inventory that is measured using first-in, first-out (FIFO) or average cost. An entity should measure inventory within the scope of ASU 2015-11 at the lower of cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. ASU 2015-11 is effective for fiscal years beginning after December 15, 2016. The Company adopted ASU 2015-11 effective with the first quarter of 2017 and it had an immaterial effect on the Company's consolidated financial statements.

3. Acquisitions

Acquisition of Esselte Group Holdings AB (the "Esselte Acquisition")

On January 31, 2017, ACCO Europe Limited ("ACCO Europe"), an indirect wholly-owned subsidiary of the Company, completed the Esselte Acquisition. The Esselte Acquisition was made pursuant to the share purchase agreement, dated October 21, 2016, as amended (the "Purchase Agreement"), among ACCO Europe, the Company and an entity controlled by J. W. Childs ("Seller").

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

The purchase price paid at closing was €302.9 million (US$326.8 million based on January 31, 2017 exchange rates) and was subject to a working capital adjustment that reduced it by $0.3 million. The purchase price, net of cash acquired of $34.2 million, was $292.3 million. A portion of the purchase price (€8.1 million (US$8.7 million based on January 31, 2017 exchange rates)) is being held in an escrow account for a period of up to two years after closing as ACCO Europe’s sole recourse against Seller in the event of any claims against Seller under the Purchase Agreement. A warranty and indemnity insurance policy held by the Company and ACCO Europe insures certain of Seller’s contractual obligations to ACCO Europe under the Purchase Agreement for up to €40.0 million (US$43.2 million based on January 31, 2017 exchange rates) for a period of up to seven years, subject to certain deductibles and limitations set forth in the policy.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The Esselte Acquisition and related expenses were funded through a term loan of €300.0 million (US$320.8 million based on January 27, 2017 exchange rates) and cash on hand. See "Note 4. Long-term Debt and Short-term Borrowings" for details.

For accounting purposes, the Company is the acquiring enterprise. The Esselte Acquisition is being accounted for as a purchase combination and Esselte's results are included in the Company’s condensed consolidated financial statements as of February 1, 2017. Esselte contributed $406.9 million of net sales for the year ended December 31, 2017.

The following table presents the allocation of the consideration given to the fair values of the assets acquired and liabilities assumed at the date of acquisition.

(in millions of dollars)	At January 31, 2017
Calculation of Goodwill:
Purchase price, net of working capital adjustment	$326.5

Plus fair value of liabilities assumed:
Accounts payable and accrued liabilities	121.9
Deferred tax liabilities	83.6
Pension obligations	174.1
Other non-current liabilities	5.8
Fair value of liabilities assumed	$385.4

Less fair value of assets acquired:
Cash acquired	34.2
Accounts receivable	60.0
Inventory	41.9
Property, plant and equipment	75.6
Identifiable intangibles	277.0
Deferred tax assets	106.3
Other assets	10.4
Fair value of assets acquired	$605.4

Goodwill	$106.5

We have finalized our fair value estimate of assets acquired and liabilities assumed as of the acquisition date. No additional adjustments to the goodwill related to the Esselte Acquisition will be recognized.

The excess of the purchase price over the fair value of net assets acquired is allocated to goodwill. The goodwill of $106.5 million is primarily attributable to synergies expected to be realized from facility integration, headcount reduction and other operational streamlining activities, and from the existence of an assembled workforce.

During the fourth quarter of 2017, the previously estimated values for property, plant and equipment continued to be refined, which resulted in reductions in value of $2.4 million and we revised the depreciable life of certain assets. The impact to net income from this refinement in the first three quarters of 2017 would have been immaterial.

For the years ended December 31, 2017 and 2016, transaction costs were $5.0 million and $9.2 million, respectively. These costs were reported as SG&A expenses.

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

Had the Esselte Acquisition occurred on January 1, 2016, unaudited pro forma consolidated results for the years ended December 31, 2017 and 2016 would have been as follows:

	Year Ended December 31,
(in millions of dollars, except per share data)	2017	2016
Net sales	$1,992.3	$2,006.3
Net income	149.2	55.6
Net income per common share (diluted)	$1.35	$0.51

The pro forma amounts are based on the Company's historical results and the historical results for the acquired Esselte business, which have been translated at the average foreign exchange rates for the periods presented. The pro forma results of operations have been adjusted for amortization of finite-lived intangibles, and other charges related to the Esselte Acquisition accounting. The pro forma results for the year ended December 31, 2016 have also been adjusted to include transaction costs related to the Esselte Acquisition of $14.2 million and amortization of the purchase accounting step-up in inventory cost of $0.9 million.

Acquisition of Australia Stationery Industries, Inc. (the "PA Acquisition")

On May 2, 2016, the Company completed the PA Acquisition, purchasing the remaining 50% interest in the former Pelikan Artline joint-venture, which it did not already own. Prior to the PA Acquisition, the Company's investment in the Pelikan Artline joint-venture was accounted for under the equity method. Pelikan Artline's product categories include writing instruments, notebooks, binding and lamination, visual communication, cleaning and janitorial supplies, as well as general stationery. Its industry-leading brands include Artline®, Quartet®, GBC®, Spirax® and Texta®, among others.

In the PA Acquisition, ACCO Brands Australia Pty Limited and Bigadale Pty Limited (collectively, ''ACCO Australia"), two wholly-owned indirect subsidiaries of the Company, entered into a Share Sale Agreement (the "Agreement") with Andrew Kaldor, Cherington Investments Pty Ltd, Freiburg Nominees Proprietary Limited, Enora Pty Ltd and Bruce Haynes and certain Guarantors named therein (collectively, the "Seller Parties") to purchase directly or indirectly 100% of the capital stock of Australia Stationery Industries, Inc., which indirectly owned the 50% of the Pelikan Artline joint-venture and the issued capital stock of Pelikan Artline Pty Limited (collectively "Pelikan Artline") that was not already owned by ACCO Brands Australia Pty Limited.

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

For accounting purposes, the Company is the acquiring enterprise. The PA Acquisition was accounted for as a purchased business combination and Pelikan Artline's results are included in the Company’s consolidated financial statements from the date of the PA Acquisition, May 2, 2016.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The Company’s previously held equity interest in the Pelikan Artline joint-venture was remeasured to fair value at the date the controlling interest was acquired. The fair value of the previously held equity interest in the Pelikan Artline joint-venture was determined by applying the income approach and using significant inputs that market participants would consider, including: revenue growth rates, operating margins, a discount rate and an adjustment for lack of control. The $28.9 million excess of the fair value of the previously held equity interest when compared to the carrying value was recognized as a gain in "Other (income) expense, net” in the Consolidated Statements of Income.

The calculation of consideration given in the PA Acquisition is described in the following table.

(in millions of dollars)	At May 2, 2016
Purchase price, net of working capital adjustment	$103.7
Fair value of previously held equity interest	69.3
Consideration for Pelikan Artline	$173.0
The following table presents the allocation of the consideration given to the fair values of the assets acquired and liabilities assumed at the date of the PA Acquisition.

(in millions of dollars)	At May 2, 2016
Calculation of Goodwill:
Purchase price, net of working capital adjustment	$103.7

Fair value of previously held equity interest	69.3

Plus fair value of liabilities assumed:
Accounts payable and accrued liabilities	21.7
Deferred tax liabilities	0.2
Debt	24.7
Other non-current liabilities	1.4
Fair value of liabilities assumed	$48.0

Less fair value of assets acquired:
Cash acquired	14.9
Accounts receivable	27.0
Inventory	24.1
Property and equipment	2.2
Identifiable intangibles	58.0
Deferred tax assets	5.7
Other assets	8.6
Fair value of assets acquired	$140.5

Goodwill	$80.5

In the fourth quarter of 2016 we finalized our fair value estimate of assets acquired and liabilities assumed as of the acquisition date. No additional adjustments to the goodwill related to the PA Acquisition will be recognized.

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

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

For the years ended December 31, 2016 and 2015, transaction costs related to the PA Acquisition were $1.3 million and $0.6 million, respectively. These costs were reported as SG&A expenses.

4. Long-term Debt and Short-term Borrowings

Notes payable and long-term debt, listed in order of their security interests, consisted of the following as of December 31, 2017 and 2016:

(in millions of dollars)	2017	2016
Euro Senior Secured Term Loan A, due January 2022 (floating interest rate of 1.50% at December 31, 2017)	$345.0	$—
U.S. Dollar Senior Secured Term Loan A, due April 2020 (floating interest rate of 2.27% at December 31, 2016)	—	81.0
Australian Dollar Senior Secured Term Loan A, due January 2022 (floating interest rate of 3.29% at December 31, 2017)	60.0	—
Australian Dollar Senior Secured Term Loan A, due April 2020 (floating interest rate of 3.25% at December 31, 2016)	—	70.3
U.S. Dollar Senior Secured Revolving Credit Facility, due January 2022 (floating interest rate of 3.53% at December 31, 2017)	48.9	—
U.S. Dollar Senior Secured Revolving Credit Facility, due April 2020 (floating interest rate of 2.59% at December 31, 2016)	—	63.7
Australian Dollar Senior Secured Revolving Credit Facility, due January 2022 (floating interest rate of 3.28% at December 31, 2017)	85.0	—
Australian Dollar Senior Secured Revolving Credit Facility, due April 2020 (floating interest rate of 3.27% at December 31, 2016)	—	87.9
Senior Unsecured Notes, due December 2024 (fixed interest rate of 5.25%)	400.0	400.0
Other borrowings	0.6	0.6
Total debt	939.5	703.5
Less:
Current portion	43.2	68.5
Debt issuance costs, unamortized	7.1	7.3
Long-term debt, net	$889.2	$627.7

Third Amended and Restated Credit Agreement

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

The 2017 Credit Agreement provides for a five-year senior secured credit facility, which consists of a €300.0 million (US$320.8 million based on January 27, 2017 exchange rates) term loan facility (the "Euro Term Loan A"), a A$80.0 million (US$60.4 million based on January 27, 2017 exchange rates) term loan facility (the "AUD Term Loan A" and, together with the Euro Term Loan A, the "2017 Term A Loan Facility"), and a US$400.0 million multi-currency revolving credit facility (the "2017 Revolving Facility").

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

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

Interest Rates

Amounts outstanding under the 2017 Credit Agreement bear interest at a rate per annum equal to the Euro Rate with a 0% floor, the Australian BBSR Rate, the Canadian BA Rate or the Base Rate, as applicable and as each such rate is defined in the 2017 Credit Agreement, plus an "applicable rate." The applicable rate applied to outstanding Euro, Australian and Canadian dollar denominated loans and Base Rate loans is based on the Company’s Consolidated Leverage Ratio (as defined in the 2017 Credit Agreement) as follows:

Consolidated Leverage Ratio	Applicable Rate on Euro/AUD/CDN Dollar Loans	Applicable Rate on Base Rate Loans
> 4.00 to 1.00	2.50%	1.50%
≤ 4.00 to 1.00 and > 3.50 to 1.00	2.25%	1.25%
≤ 3.50 to 1.00 and > 3.00 to 1.00	2.00%	1.00%
≤ 3.00 to 1.00 and > 2.00 to 1.00	1.50%	0.50%
≤ 2.00 to 1.00	1.25%	0.25%

As of December 31, 2017, the applicable rate on Euro, Australian and Canadian dollar loans was 1.50% and the applicable rate on Base Rate loans was 0.50%. Undrawn amounts under the 2017 Revolving Facility are subject to a commitment fee rate of 0.25% to 0.40% per annum, depending on the Company’s Consolidated Leverage Ratio. As of December 31, 2017, the commitment fee rate was 0.30%.

Prepayments

Subject to certain conditions and specific exceptions, the 2017 Credit Agreement requires the Company to prepay outstanding amounts under the 2017 Credit Agreement under various circumstances, including (a) if sales or dispositions of certain property or assets in any fiscal year result in the receipt of net cash proceeds of $12.0 million, then an amount equal to 100% of the net cash proceeds received in excess of such $12.0 million, and (b) with respect to the AUD Term Loan A, in an amount equal to 100% of the net cash proceeds received from the disposition of any real property located in Australia. The Company also would be required to make prepayments in the event it receives proceeds related to certain property insurance or condemnation awards, from additional debt other than debt permitted under the 2017 Credit Agreement and from excess cash flow as determined under the 2017 Credit Agreement. The 2017 Credit Agreement also contains other customary prepayment obligations and provides for voluntary commitment reductions and prepayment of loans, subject to certain conditions and exceptions.

Dividends and Share Repurchases

Under the 2017 Credit Agreement, the Company may pay dividends and/or repurchase shares in an aggregate amount not to exceed the sum of: (i) the greater of $30.0 million and 1% of the Company’s Consolidated Total Assets (as defined in the 2017 Credit Agreement); plus (ii) an additional amount not to exceed $75.0 million in any fiscal year (provided the Company’s Consolidated Leverage Ratio after giving pro forma effect to the restricted payment would be greater than 2.50:1.00 and less than or equal to 3.75:1.00); plus (iii) an additional amount so long as the Consolidated Leverage Ratio after giving pro forma effect to the restricted payment would be less than or equal to 2.50:1.00; plus (iv) any Net Equity Proceeds (as defined in the 2017 Credit Agreement).

Financial Covenants

The Company’s Consolidated Leverage Ratio as of the end of any fiscal quarter may not exceed 3.75:1.00; provided that following the consummation of a Material Acquisition (as defined in the 2017 Credit Agreement), and as of the end of the fiscal

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

quarter in which such Material Acquisition occurred and as of the end of the three fiscal quarters thereafter, the maximum Consolidated Leverage Ratio level above will increase by 0.50 :1.00, provided that no more than one such increase can be in effect at any time. The Esselte Acquisition qualified as a Material Acquisition under the 2017 Credit Agreement.

The 2017 Credit Agreement requires the Company to maintain a Consolidated Fixed Charge Coverage Ratio (as defined in the 2017 Credit Agreement) as of the end of any fiscal quarter at or above 1.25 to 1.00.

As of December 31, 2017, our Consolidated Leverage Ratio was approximately 2.6 to 1 and our Fixed Charge Coverage Ratio was approximately 5.3 to 1.

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

As of December 31, 2017, there were $133.9 million in borrowings outstanding under the 2017 Revolving Facility. The remaining amount available for borrowings was $255.0 million (allowing for $11.1 million of letters of credit outstanding on that date).

Senior Unsecured Notes due December 2024

On December 22, 2016, the Company completed a private offering of $400.0 million in aggregate principal amount of 5.25% senior notes due December 2024 (the "New Notes"), which we issued under an indenture, dated December 22, 2016 (the "New Indenture"), among the Company, as issuer, the guarantors named therein (the "Guarantors") and Wells Fargo Bank, National Association, as trustee. Pursuant to the New Indenture, the Company pays interest on the New Notes semiannually on June 15 and December 15 of each year, beginning on June 15, 2017.

The New Indenture contains covenants that could limit the ability of the Company and its restricted subsidiaries to, among other things: (i) incur additional indebtedness or issue disqualified stock or, in the case of the Company’s restricted subsidiaries, preferred stock; (ii) create liens; (iii) pay dividends, make certain investments or make other restricted payments; (iv) sell certain assets or merge with or into other companies; (v) enter into transactions with affiliates; and (vi) allow limitations on any restricted subsidiary’s ability to pay dividends, loans, or assets to the Company or other restricted subsidiaries. These covenants are subject to a number of important limitations and exceptions. The New Indenture also provides for events of default, which, if any of them occurs, would permit or require the principal, premium, if any, and accrued but unpaid interest on all the then outstanding New Notes to be immediately due and payable.

The Company borrowed $73.9 million under its revolving credit facility and applied the funds, together with the net proceeds from the issuance of the New Notes and cash on hand, toward the payment of the redemption price for all of the 6.75% Senior Notes due 2020 (the "Old Notes"). The aggregate redemption price of $531.5 million consisted of principal due and payable on the Old Notes, a "make-whole" call premium of $25.0 million (included in "Other (income) expense, net"), and accrued and unpaid interest of $6.5 million (included in "Interest expense").

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Also included in "Other (income) expense, net" in 2016 was a $4.9 million charge for the write-off of debt issuance costs associated with the Old Notes. Additionally, we incurred and capitalized approximately $6.1 million in bank, legal and other fees associated with the issuance of the New Notes in 2016.

Second Amended and Restated Credit Agreement

During 2016, the Company’s credit facilities were governed by a Second Amended and Restated Credit Agreement, dated April 28, 2015 (as subsequently amended, the "2015 Credit Agreement"), among the Company, certain subsidiaries of the Company, Bank of America, N.A., as administrative agent, and the other agents and lenders party thereto.

The 2015 Credit Agreement provided for a $600.0 million five-year senior secured credit facility, which consisted of a $300.0 million revolving credit facility (the "2015 Revolving Facility") and a $300.0 million term loan (the "2015 Term Loan A"). Borrowings under the 2015 Credit Agreement were due April 2020.

In connection with the PA Acquisition, effective May 1, 2016, the Company entered into a Second Amendment and Additional Borrower Consent, among the Company, certain guarantor subsidiaries of the Company, Bank of America, N.A., as administrative agent, and the other lenders party thereto, which amended the 2015 Credit Agreement. Among other things, the Second Amendment amended the 2015 Credit Agreement to include ACCO Brands Australia Holding Pty. Ltd. ("ACCO Australia Holdings") as a foreign borrower and, together with a related incremental joinder agreement, facilitated borrowings under the 2015 Credit Agreement by ACCO Australia Holdings.

Financing of PA Acquisition

The PA Acquisition, which closed in the second quarter of 2016, was financed through a borrowing under the 2015 Credit Agreement of A$100.0 million (US$76.6 million based on May 2, 2016 exchange rates) by ACCO Australia Holdings in the form of an incremental Australian Dollar Senior Secured Term A loan, along with additional borrowings of A$152.0 million (US$116.4 million based on May 2, 2016 exchange rates) under the 2015 Revolving Facility. The Company used some of the proceeds from the borrowings to reduce the U.S. Dollar Senior Secured Term Loan A due April 2020 by $78.0 million and to pay off the debt assumed in the PA Acquisition of A$32.1 million (US$24.5 million based on May 2, 2016 exchange rates).

Compliance with Loan Covenants

As of and for the periods ended December 31, 2017 and December 31, 2016, the Company was in compliance with all applicable loan covenants.

Guarantees and Security

Generally, obligations under the 2017 Credit Agreement and the 2015 Credit Agreement are and were guaranteed by certain of the Company's existing and future subsidiaries, and are and were secured by substantially all of the Company's and certain guarantor subsidiaries' assets, subject to certain exclusions and limitations.

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

5. Pension and Other Retiree Benefits

We have a number of pension plans, principally in Germany, the U.K. and the U.S. The plans provide for payment of retirement benefits, primarily commencing between the ages of 60 and 65, and also for payment of certain disability and severance benefits. After meeting certain qualifications, an employee acquires a vested right to future benefits. The benefits payable under the plans are generally determined based on an employee’s length of service and earnings. The majority of these plans have been frozen and

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

are no longer accruing additional service benefits. Cash contributions to the plans are made as necessary to ensure legal funding requirements are satisfied.

In the Esselte Acquisition, we acquired numerous pension plans, primarily in Germany and the U.K. The German plan, which is unfunded, is the primarily driver of our increased pension liabilities compared to the prior-year period. The Esselte U.K. plan is frozen.

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

On September 30, 2012, our legacy U.K. pension plan was frozen. As of December 31, 2016, all of our Canadian pension plans were frozen.

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

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The following table sets forth our defined benefit pension and post-retirement plans funded status and the amounts recognized in our Consolidated Balance Sheets:

	Pension				Post-retirement
	U.S.		International
(in millions of dollars)	2017	2016	2017	2016	2017	2016
Change in projected benefit obligation (PBO)
Projected benefit obligation at beginning of year	$200.1	$198.7	$345.1	$347.1	$6.7	$8.1
Service cost	1.4	1.3	1.9	0.8	—	0.1
Interest cost	7.1	7.3	13.4	10.3	0.2	0.2
Actuarial loss (gain)	14.7	3.1	13.2	55.6	—	(0.2)
Participants’ contributions	—	—	0.1	0.1	0.1	0.1
Benefits paid	(16.8)	(10.3)	(26.5)	(13.0)	(0.5)	(0.5)
Curtailment gain	—	—	—	(0.6)	—	(0.8)
Foreign exchange rate changes	—	—	59.8	(55.2)	0.3	(0.3)
Esselte Acquisition	—	—	288.0	—	—	—
Projected benefit obligation at end of year	206.5	200.1	695.0	345.1	6.8	6.7
Change in plan assets
Fair value of plan assets at beginning of year	150.5	145.8	302.7	318.9	—	—
Actual return on plan assets	21.1	14.1	21.3	41.8	—	—
Employer contributions	7.3	0.9	14.0	4.9	0.4	0.4
Participants’ contributions	—	—	0.1	0.1	0.1	0.1
Benefits paid	(16.8)	(10.3)	(26.5)	(13.0)	(0.5)	(0.5)
Foreign exchange rate changes	—	—	38.2	(50.0)	—	—
Esselte Acquisition	—	—	114.0	—	—	—
Fair value of plan assets at end of year	162.1	150.5	463.8	302.7	—	—
Funded status (Fair value of plan assets less PBO)	$(44.4)	$(49.6)	$(231.2)	$(42.4)	$(6.8)	$(6.7)
Amounts recognized in the Consolidated Balance Sheets consist of:
Other non-current assets	$—	$—	$0.6	$0.3	$—	$—
Other current liabilities	—	—	6.9	0.4	0.6	0.6
Pension and post-retirement benefit obligations(1)	44.4	49.6	224.9	42.3	6.2	6.1
Components of accumulated other comprehensive income, net of tax:
Unrecognized actuarial loss (gain)	56.9	54.2	100.5	83.7	(3.6)	(3.5)
Unrecognized prior service cost (credit)	1.7	2.0	(0.2)	(0.2)	(0.2)	(0.2)

(1)	Pension and post-retirement obligations of $275.5 million as of December 31, 2017, increased from $98.0 million as of December 31, 2016, primarily due to the Esselte Acquisition.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Of the amounts included within accumulated other comprehensive income (loss), we expect to recognize the following pre-tax amounts as components of net periodic benefit cost (income) for the year ending December 31, 2018:

	Pension		Post-retirement
(in millions of dollars)	U.S.	International
Actuarial loss (gain)	$2.7	$3.4	$(0.4)
Prior service cost	0.4	—	—
	$3.1	$3.4	$(0.4)

All of our plans have projected benefit obligations in excess of plan assets, except for one of our Canadian plans.

The accumulated benefit obligation for all pension plans was $887.9 million and $536.8 million at December 31, 2017 and 2016, respectively.

The following table sets out information for pension plans with an accumulated benefit obligation in excess of plan assets:

	U.S.		International
(in millions of dollars)	2017	2016	2017	2016
Projected benefit obligation	$206.5	$200.1	$675.3	$326.9
Accumulated benefit obligation	205.4	198.3	662.8	320.4
Fair value of plan assets	162.1	150.5	443.5	284.2

The components of net periodic benefit (income) expense for pension and post-retirement plans for the years ended December 31, 2017, 2016, and 2015, respectively, were as follows:

	Pension						Post-retirement
	U.S.			International
(in millions of dollars)	2017	2016	2015	2017	2016	2015	2017	2016	2015
Service cost	$1.4	$1.3	$1.6	$1.9	$0.8	$0.9	$—	$0.1	$0.1
Interest cost	7.1	7.3	8.7	13.4	10.3	12.9	0.2	0.2	0.4
Expected return on plan assets	(12.3)	(11.9)	(12.2)	(21.8)	(17.6)	(21.9)	—	—	—
Amortization of net loss (gain)	2.0	1.8	2.1	3.0	2.3	2.4	(0.4)	(0.4)	(0.4)
Amortization of prior service cost (credit)	0.4	0.4	0.4	—	—	—	—	—	(0.3)
Curtailment gain	—	—	—	—	—	—	—	(0.6)	—
Settlement gain	—	—	—	—	—	—	—	—	(0.5)
Net periodic benefit (income) expense	$(1.4)	$(1.1)	$0.6	$(3.5)	$(4.2)	$(5.7)	$(0.2)	$(0.7)	$(0.7)

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Other changes in plan assets and benefit obligations that were recognized in accumulated other comprehensive income (loss) during the years ended December 31, 2017, 2016, and 2015 were as follows:

	Pension						Post-retirement
	U.S.			International
(in millions of dollars)	2017	2016	2015	2017	2016	2015	2017	2016	2015
Current year actuarial loss (gain)	$5.9	$0.9	$7.1	$14.3	$27.9	$3.8	$—	$(1.0)	$(3.4)
Amortization of actuarial (loss) gain	(2.0)	(1.8)	(2.1)	(3.0)	(2.3)	(2.4)	0.4	1.0	0.9
Current year prior service credit	—	—	—	—	—	—	—	—	(0.2)
Amortization of prior service (cost) credit	(0.4)	(0.4)	(0.4)	—	—	—	—	—	0.3
Foreign exchange rate changes	—	—	—	10.7	(15.5)	(5.6)	(0.2)	0.5	0.1
Total recognized in other comprehensive income (loss)	$3.5	$(1.3)	$4.6	$22.0	$10.1	$(4.2)	$0.2	$0.5	$(2.3)
Total recognized in net periodic benefit cost (income) and other comprehensive income (loss)	$2.1	$(2.4)	$5.2	$18.5	$5.9	$(9.9)	$—	$(0.2)	$(3.0)

Assumptions

The weighted average assumptions used to determine benefit obligations for the years ended December 31, 2017, 2016, and 2015 were as follows:

	Pension						Post-retirement
	U.S.			International
	2017	2016	2015	2017	2016	2015	2017	2016	2015
Discount rate	3.7%	4.3%	4.6%	2.3%	2.7%	3.7%	3.2%	3.4%	3.9%
Rate of compensation increase	N/A	N/A	N/A	2.8%	3.1%	3.0%	N/A	N/A	N/A

The weighted average assumptions used to determine net periodic benefit (income) expense for the years ended December 31, 2017, 2016, and 2015 were as follows:

	Pension						Post-retirement
	U.S.			International
	2017	2016	2015	2017	2016	2015	2017	2016	2015
Discount rate	3.8%	4.6%	4.2%	2.3%	3.7%	3.4%	3.4%	3.9%	3.7%
Expected long-term rate of return	7.8%	7.8%	8.0%	5.5%	6.0%	6.5%	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	3.1%	3.0%	3.0%	N/A	N/A	N/A

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The weighted average health care cost trend rates used to determine post-retirement benefit obligations and net periodic benefit (income) expense as of December 31, 2017, 2016, and 2015 were as follows:

	Post-retirement
	2017	2016	2015
Health care cost trend rate assumed for next year	7%	8%	7%
Rate that the cost trend rate is assumed to decline (the ultimate trend rate)	5%	5%	5%
Year that the rate reaches the ultimate trend rate	2025	2025	2024
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

Plan Assets

The investment strategy for the Company is to optimize investment returns through a diversified portfolio of investments, taking into consideration underlying plan liabilities and asset volatility. Each plan has a different target asset allocation, which is reviewed periodically and is based on the underlying liability structure. The target asset allocation for our U.S. plan is 60% in equity securities, 28% in fixed income securities and 12% in alternative assets. The target asset allocation for non-U.S. plans is set by the local plan trustees.

Our pension plan weighted average asset allocations as of December 31, 2017 and 2016 were as follows:

	2017		2016
	U.S.	International	U.S.	International
Asset category
Equity securities	57%	26%	68%	33%
Fixed income	30	29	25	51
Real estate	6	5	—	3
Other(2)	7	40	7	13
Total	100%	100%	100%	100%

(2)	Multi-strategy hedge funds, insurance contracts and cash and cash equivalents for certain of our plans.

U.S. Pension Plan Assets

The fair value measurements of our U.S. pension plan assets by asset category as of December 31, 2017 were as follows:

(in millions of dollars)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value as of December 31, 2017
Mutual funds	$94.8	$—	$—	$94.8
Exchange traded funds	56.6	—	—	56.6
Common collective trust funds	—	1.7	—	1.7
Investments measured at net asset value(3)
Multi-strategy hedge funds				9.0
Total	$151.4	$1.7	$—	$162.1

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The fair value measurements of our U.S. pension plan assets by asset category as of December 31, 2016 were as follows:

(in millions of dollars)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value as of December 31, 2016
Mutual funds	89.3	—	—	89.3
Exchange traded funds	13.5	—	—	13.5
Common collective trust funds	—	7.9	—	7.9
Corporate debt securities	—	16.3	—	16.3
Asset-backed securities	—	3.4	—	3.4
Government mortgage-backed securities	—	5.4	—	5.4
Collateralized mortgage obligations, mortgage backed securities, and other	—	5.2	—	5.2
Investments measured at net asset value(3)
Multi-strategy hedge funds				9.5
Total	$102.8	$38.2	$—	$150.5

Mutual funds and exchange traded funds: The fair values of mutual fund and common stock fund investments are determined by obtaining quoted prices on nationally recognized securities exchanges (level 1 inputs).

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

International Pension Plans Assets

The fair value measurements of our international pension plans assets by asset category as of December 31, 2017 were as follows:

(in millions of dollars)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value as of December 31, 2017
Cash and cash equivalents	$2.2	$—	$—	$2.2
Equity securities	102.0	—	—	102.0
Exchange traded funds	16.9	—	—	16.9
Corporate debt securities	—	72.2	—	72.2
Multi-strategy hedge funds	—	133.4	—	133.4
Insurance contracts	—	24.4	—	24.4
Government debt securities	—	61.0	—	61.0
Investments measured at net asset value(3)
Multi-strategy hedge funds				30.5
Real estate				21.2
Total	$121.1	$291.0	$—	$463.8

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The fair value measurements of our international pension plans assets by asset category as of December 31, 2016 were as follows:

(in millions of dollars)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value as of December 31, 2016
Cash and cash equivalents	$0.5	$—	$—	$0.5
Equity securities	99.2	—	—	99.2
Corporate debt securities	—	145.3	—	145.3
Multi-strategy hedge funds	—	20.2	—	20.2
Insurance contracts	—	17.8	—	17.8
Government debt securities	—	10.1	—	10.1
Investments measured at net asset value(3)
Real estate				9.6
Total	$99.7	$193.4	$—	$302.7

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

Equity securities and exchange traded funds: The fair values of equity securities are determined by obtaining quoted prices on nationally recognized securities exchanges (level 1 inputs).

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

Cash Contributions

We contributed $21.7 million to our pension and post-retirement plans in 2017 and expect to contribute $20.0 million in 2018.

The following table presents estimated future benefit payments to participants for the next ten fiscal years:

	Pension	Post-retirement
(in millions of dollars)	Benefits	Benefits
2018	$40.1	$0.6
2019	39.2	0.6
2020	39.8	0.6
2021	40.7	0.5
2022	40.9	0.5
Years 2023 - 2027	212.4	2.4

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

We also sponsor a number of defined contribution plans. Contributions are determined under various formulas. Costs related to such plans amounted to $13.4 million, $11.3 million and $9.8 million for the years ended December 31, 2017, 2016, and 2015, respectively. The increase of $2.1 million in defined contribution plan costs in 2017 compared to 2016 is due to the Esselte Acquisition and additional matching contributions in the U.S. The $1.5 million increase in defined contribution plan costs in 2016 compared to 2015 was due to the PA Acquisition and additional matching contributions in the U.S.

Multi-Employer Pension Plan

We are a participant in a multi-employer pension plan. The plan has reported significant underfunded liabilities and declared itself in critical and declining status (red). As a result, the trustees of the plan adopted a rehabilitation plan (RP) in an effort to forestall insolvency. Our required contributions to this plan could increase due to the shrinking contribution base resulting from the insolvency of or withdrawal of other participating employers, from the inability or the failure of withdrawing participating employers to pay their withdrawal liability, from lower than expected returns on pension fund assets, and from other funding deficiencies. In the event that we withdraw from participation in the plan, we will be required to make withdrawal liability payments for a period of 20 years or longer in certain circumstances. The present value of our withdrawal liability payments would be recorded as an expense in our Consolidated Statements of Income and as a liability on our Consolidated Balance Sheets in the first year of our withdrawal. The most recent Pension Protection Act (PPA) zone status available in 2017 and 2016 is for the plan’s years ended December 31, 2016 and 2015, respectively. The zone status is based on information that we received from the plan and is certified by the plan’s actuary. Plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded. Details regarding the plan are outlined in the table below.

		Pension Protection Act Zone Status		FIP/RP Status Pending/Implemented	Contributions				Expiration Date of Collective-Bargaining Agreement
					Year Ended December 31,
Pension Fund	EIN/Pension Plan Number	2017	2016		2017	2016	2015	Surcharge Imposed
PACE Industry Union-Management Pension Fund	11-6166763 / 001	Red	Red	Implemented	$0.2	$0.3	$0.3	Yes	6/30/2018

6. Stock-Based Compensation

The ACCO Brands Corporation Incentive Plan (the "Plan") provides for stock based awards generally in the form of stock options, stock-settled appreciation rights ("SSARs"), restricted stock units ("RSUs") and performance stock units ("PSUs"), any of which may be granted alone or with other types of awards and dividend equivalents. We have one share-based compensation plan under which a total of up to 13,118,430 shares may be issued under awards to key employees and non-employee directors.

Beginning in 2017, per ASU No. 2016-09 Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, the Company made the allowed accounting policy election to account for forfeitures as they occur, which affects the timing of stock compensation expense. Prior to 2017, forfeitures were estimated at the time of grant in order to calculate the amount of share-based payment awards ultimately expected to vest and the forfeiture rate was based on historical experience.

We will satisfy the requirement for delivering shares of our common stock for our Plan by issuing new shares.

The following table summarizes the impact of all stock-based compensation expense on our Consolidated Statements of Income for the years ended December 31, 2017, 2016 and 2015.

(in millions of dollars)	2017	2016	2015
Selling, general and administrative expense	$17.0	$19.4	$16.0
Loss before income tax	(17.0)	(19.4)	(16.0)
Income tax benefit	(6.1)	(7.0)	(5.7)
Net loss	$(10.9)	$(12.4)	$(10.3)

There was no capitalization of stock-based compensation expense.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Stock-based compensation expense by award type for the years ended December 31, 2017, 2016 and 2015 was as follows:

(in millions of dollars)	2017	2016	2015
Stock option compensation expense	$2.4	$2.9	$3.9
RSU compensation expense	4.3	4.5	4.7
PSU compensation expense	10.3	12.0	7.4
Total stock-based compensation expense	$17.0	$19.4	$16.0

Stock Option and SSAR Awards

The exercise price of each stock option equals or exceeds the fair market price of our stock on the date of grant. Options can generally be exercised over a maximum term of up to seven years. Stock options outstanding as of December 31, 2017 generally vest ratably over three years. In 2016, we did not grant any option awards. SSARs were last issued in 2009 and expired in 2016. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model and the weighted average assumptions as outlined in the following table:

	Year Ended December 31,
	2017		2015
Weighted average expected lives	4.8	years	4.5	years
Weighted average risk-free interest rate	2.04%		1.47%
Weighted average expected volatility	39.7%		46.5%
Expected dividend yield	0.0%		0.0%
Weighted average grant date fair value	$4.70		$3.00

Volatility was calculated using ACCO Brands' historic volatility. The weighted average expected option term reflects ACCO Brands' historic life for all option tranches beginning in 2017. Prior to 2017, the weighted average expected option term reflects the application of the simplified method, which defines the life as the average of the contractual term of the option and the weighted average vesting period for all option tranches. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

A summary of the changes in stock options outstanding under the Plan during the year ended December 31, 2017 is presented below:

	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2016	4,133,874	$7.82
Granted	745,772	$12.75
Exercised	(547,107)	$7.72
Forfeited	(59,888)	$9.57
Outstanding at December 31, 2017	4,272,651	$8.68	3.3 years	$15.5	million
Exercisable shares at December 31, 2017	3,157,606	$7.88	2.6 years	$13.6	million

We received cash of $4.2 million, $6.8 million and $0.7 million from the exercise of stock options during the years ended December 31, 2017, 2016 and 2015, respectively. The aggregate intrinsic value of options exercised during the years ended December 31, 2017, 2016 and 2015 totaled $2.8 million, $3.5 million and $0.7 million, respectively.

The aggregate intrinsic value of SSARs exercised during the years ended December 31, 2016 and 2015 totaled $2.9 million and $2.0 million, respectively. As of December 31, 2016, there were no SSARs outstanding.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The fair value of options vested during the years ended December 31, 2017, 2016 and 2015 was $2.6 million, $4.1 million and $3.8 million, respectively. As of December 31, 2017, we had unrecognized compensation expense related to stock options of $2.7 million, which will be recognized over a weighted-average period of 1.5 years.

Stock Unit Awards

RSUs vest over a pre-determined period of time, generally three years from the date of grant. Stock-based compensation expense for the years ended December 31, 2017, 2016 and 2015 includes $0.8 million, $0.9 million and $0.8 million, respectively, of expense that consisted of shares of stock (included in RSU compensation expense) and RSUs granted to non-employee directors, which became fully vested on the grant date. PSUs also vest over a pre-determined period of time, minimally three years, but are further subject to the achievement of certain business performance criteria being met during the vesting period. Based upon the level of achieved performance, the number of shares actually awarded can vary from 0% to 150% of the original grant.

There were 1,534,058 RSUs outstanding as of December 31, 2017. All outstanding RSUs as of December 31, 2017 vest within three years of their date of grant. We generally recognize compensation expense for our RSU awards ratably over the service period. Also outstanding as of December 31, 2017 were 3,531,312 PSUs. All outstanding PSUs as of December 31, 2017 vest at the end of their respective performance periods subject to the level of achievement of the performance targets associated with such awards. Upon vesting, all of the remaining RSU and PSU awards will be converted into the right to receive one share of common stock of the Company for each unit that vests. The cost of these awards is determined using the fair value of the shares on the date of grant, and compensation expense is generally recognized over the period during which the employee provides the requisite service to the Company. We generally recognize compensation expense for our PSU awards ratably over the performance period based on management’s judgment of the likelihood that performance measures will be attained.

A summary of the changes in the RSUs outstanding under the Plan during 2017 is presented below:

	Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2016	1,910,669	$7.23
Granted	438,521	$12.65
Vested and distributed	(691,319)	$6.21
Vested and deferred distributed	(38,042)	$9.46
Forfeited and cancelled	(85,771)	$8.66
Outstanding at December 31, 2017	1,534,058	$9.10
Vested and deferred at December 31, 2017(1)	326,835	$9.16

(1)	Included in outstanding at December 31, 2017. Vested and deferred RSUs are primarily related to deferred compensation for non-employee directors.

For the years ended December 31, 2016 and 2015, we granted 516,739 and 668,619 shares of RSUs, respectively. The weighted-average grant date fair value of our RSUs was $12.65, $8.05, and $7.58 for the years ended December 31, 2017, 2016 and 2015, respectively. The fair value of RSUs that vested during the years ended December 31, 2017, 2016 and 2015 was $5.5 million, $5.2 million and $10.3 million, respectively. As of December 31, 2017, we have unrecognized compensation expense related to RSUs of $4.6 million. The unrecognized compensation expense related to RSUs will be recognized over a weighted-average period of 1.8 years.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

A summary of the changes in the PSUs outstanding under the Plan during 2017 is presented below:

	Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2016	4,281,792	$7.09
Granted	706,732	$12.75
Vested	(1,502,327)	$6.16
Forfeited and cancelled	(131,465)	$8.24
Other - increase due to performance of PSU's	176,580	$11.72
Outstanding at December 31, 2017	3,531,312	$8.82

For the years ended December 31, 2016 and 2015 we granted 1,013,242 and 1,017,702 shares of PSUs, respectively. For the years ended December 31, 2017, 2016 and 2015, 1,502,327, 1,072,692 and 697,172 shares of PSUs vested, respectively. The weighted-average grant date fair value of our PSUs was $12.75, $7.65, and $7.52 for the years ended December 31, 2017, 2016 and 2015, respectively. The fair value of PSUs that vested during the years ended December 31, 2017, 2016 and 2015 was $9.3 million, $8.1 million and $5.4 million respectively. As of December 31, 2017, we have unrecognized compensation expense related to PSUs of $11.2 million. The unrecognized compensation expense related to PSUs will be recognized over a weighted-average period of 1.7 years.

7. Inventories

Inventories are stated at the lower of cost or net realizable value. The components of inventories were as follows:

	December 31,
(in millions of dollars)	2017	2016
Raw materials	$38.2	$30.3
Work in process	4.1	3.0
Finished goods	211.9	176.7
Total inventories	$254.2	$210.0

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

8. Property, Plant and Equipment, Net

The components of net property, plant and equipment were as follows:

	December 31,
(in millions of dollars)	2017	2016
Land and improvements	$28.0	$18.9
Buildings and improvements to leaseholds	152.6	119.1
Machinery and equipment	453.5	382.0
Construction in progress	11.1	8.0
	645.2	528.0
Less: accumulated depreciation	(366.7)	(329.6)
Property, plant and equipment, net(1)	$278.5	$198.4

(1)
Net property, plant and equipment as of December 31, 2017 and 2016 contained $42.1 million and $34.7 million of computer software assets, respectively, which are classified within machinery and equipment and construction in progress. Amortization expense for software was $7.1 million, $7.0 million and $6.1 million for the years ended December 31, 2017, 2016 and 2015, respectively.

The increase in net property, plant and equipment is primarily due to the Esselte Acquisition.

9. Goodwill and Identifiable Intangible Assets

Goodwill

Effective in the first quarter of 2017, as a result of the Esselte Acquisition, the Company realigned its operating structure, which impacted its determination of its business segments for financial reporting purposes. As a result, the Company no longer reports the results of its Computer Products Group as a separate segment. See "Note 16. Information on Business Segments" for further details on the realigned segments. The Company's three realigned segments are as follows:

Operating Segment	Geography
ACCO Brands North America	United States and Canada
ACCO Brands EMEA	Europe, Middle East and Africa
ACCO Brands International	Australia, Latin America and Asia-Pacific

As part of the realignment, the Company performed a quantitative goodwill impairment test ("Step-1") to reallocate the goodwill among the realigned segments based on their relative fair values. There were no impairment charges recognized as a result of this change.

We have restated our reportable segments for the period presented below to reflect this change.

Changes in the net carrying amount of goodwill by segment were as follows:

(in millions of dollars)	ACCO Brands North America	ACCO Brands EMEA	ACCO Brands International	Total

Balance at December 31, 2016	380.7	39.5	166.9	587.1
Esselte Acquisition	(5.1)	113.2	(1.6)	106.5
Translation	—	(23.3)	—	(23.3)
Balance at December 31, 2017	$375.6	$129.4	$165.3	$670.3

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The goodwill balance includes $215.1 million of accumulated impairment losses, which occurred prior to December 31, 2016.

Goodwill has been recorded on our Consolidated Balance Sheet related to the Esselte Acquisition and represents the excess of the cost of the Esselte Acquisition when compared to the fair value estimate of the net assets acquired on January 31, 2017 (the date of the Esselte Acquisition). See "Note 3. Acquisitions", for details on the calculation of the goodwill acquired in the Esselte Acquisition.

The authoritative guidance on goodwill and other intangible assets requires that goodwill be tested for impairment at a reporting unit level. We have determined that our reporting units are ACCO Brands North America, ACCO Brands EMEA and ACCO Brands International. We test goodwill for impairment at least annually and on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. The Company performed this annual assessment, on a qualitative basis, as allowed by GAAP, in the second quarter of 2017 and concluded that no impairment existed.

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

Identifiable Intangibles

We test indefinite-lived intangibles for impairment at least annually and on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. We performed this annual assessment, on a qualitative (Step-Zero) basis, as allowed by GAAP, for the majority of indefinite-lived trade names in the second quarter of 2017 and concluded that no impairment existed. For two of our indefinite-lived trade names that are not substantially above their carrying values, Mead® and Hilroy®, we performed quantitative tests (Step 1) in the second quarter of 2017. The following long-term growth rates and discount rates were used, 1.5% and 10.5% for Mead®, and 1.5% and 11.0% for Hilroy®, respectively. We concluded that neither the Mead® nor Hilroy® trade names were impaired. The fair value of the Mead® trade name was less than 30% above its carrying value as of the second quarter of 2017 Step-1 test. As of December 31, 2017, the carrying value of the Mead® trade name was $113.3 million.

As of June 1, 2017, we changed the indefinite-lived Hilroy trade name to an amortizable intangible asset. The change was made as a result of decisions regarding the Company's future use of the trade name. The Company commenced amortizing the Hilroy trade name June 1, 2017 on a straight-line basis over a life of 30 years.

The identifiable intangible assets of $277.0 million acquired in the Esselte Acquisition include amortizable customer relationships, indefinite lived and amortizable trade names and patents, which have been recorded at their estimated fair values. The fair value of the trade names and patents was determined using the relief from royalty method, which is based on the present value of royalty fees derived from projected revenues. The fair value of the customer relationships was determined using the multi-period excess earnings method, which is based on the present value of the projected after-tax cash flows.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Amortizable customer relationships, trade names and patents are expected to be amortized over lives ranging from 10 to 30 years from the Esselte Acquisition date of January 31, 2017. The customer relationships will be amortized on an accelerated basis. The allocations of the acquired identifiable intangibles acquired in the Esselte Acquisition are as follows:

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

Amortizable customer relationships and trade names are being amortized over lives ranging from 12 to 30 years from the PA Acquisition date of May 2, 2016. The customer relationships are being amortized on an accelerated basis. The allocations of the identifiable intangibles acquired in the PA Acquisition are as follows:

(in millions of dollars)	Fair Value	Remaining Useful Life Ranges
Trade names - amortizable	$22.0	12-30 Years
Customer relationships	36.0	12 Years
Total identifiable intangibles acquired	$58.0

The gross carrying value and accumulated amortization by class of identifiable intangible assets as of December 31, 2017 and 2016 were as follows:

	December 31, 2017				December 31, 2016
(in millions of dollars)	Gross Carrying Amounts	Accumulated Amortization		Net Book Value	Gross Carrying Amounts	Accumulated Amortization		Net Book Value
Indefinite-lived intangible assets:
Trade names	$599.5	$(44.5)	(1)	$555.0	$483.3	$(44.5)	(1)	$438.8
Amortizable intangible assets:
Trade names	195.3	(59.4)		135.9	121.2	(48.8)		72.4
Customer and contractual relationships	243.0	(99.3)		143.7	127.5	(73.8)		53.7
Patents	5.8	(0.5)		5.3	0.8	—		0.8
Subtotal	444.1	(159.2)		284.9	249.5	(122.6)		126.9
Total identifiable intangibles	$1,043.6	$(203.7)		$839.9	$732.8	$(167.1)		$565.7

(1)	Accumulated amortization prior to the adoption of authoritative guidance on goodwill and other intangible assets, at which time further amortization ceased.

The Company’s intangible amortization was $35.6 million, $21.6 million and $19.6 million for the years ended December 31, 2017, 2016 and 2015, respectively.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Estimated amortization expense for amortizable intangible assets for the next five years is as follows:

(in millions of dollars)	2018	2019	2020	2021	2022
Estimated amortization expense(2)	$34.3	$30.8	$27.3	$23.8	$20.3

(2)
Actual amounts of amortization expense may differ from estimated amounts due to changes in foreign currency exchange rates, additional intangible asset acquisitions, impairment of intangible assets, accelerated amortization of intangible assets and other events.

10. Restructuring

During 2017, the Company initiated cost savings plans related to the consolidation and integration of Esselte affecting all three of the Company's segments, but primarily the ACCO Brands EMEA segment. The cost savings initiatives undertaken by the Company in 2016 to further enhance its operations in the ACCO Brands North America segment were expanded during 2017 to include the change in the operating structure in North America, including integration of our former Computer Products Group.

During 2016, the Company initiated cost savings plans related to the consolidation and integration of the acquired Pelikan Artline business into the Company's already existing Australia and New Zealand businesses within the ACCO Brands International segment.

During the first quarter of 2018, the Company approved additional restructuring projects aggregating to $3.5 million, primarily related to changes to the structure in the ACCO Brands North America segment and the continued integration of Esselte in the ACCO Brands EMEA segment. In accordance with GAAP, none of the aforementioned liabilities were recorded in the fourth quarter of 2017.

Consistent with our previous communications about the Esselte Acquisition, the Company currently expects it will record approximately $4 million of incremental restructuring expenses during the remainder of 2018, which is in addition to the $3.5 million of restructuring projects approved during the first quarter of 2018. As integration plans are still being finalized, it is not possible to reasonably estimate the nature or timing of these restructuring and integration charges or the timing of their associated cash outflows.

For the years ended December 31, 2017, 2016 and 2015, we recorded restructuring charges (credits) of $21.7 million, $5.4 million and $(0.4) million, respectively.

The summary of the activity in the restructuring liability (which is included in "Other current liabilities") for the year ended December 31, 2017 was as follows:

(in millions of dollars)	Balance at December 31, 2016	Esselte Acquisition (4)	Provision	Cash Expenditures	Non-cash Items/ Currency Change	Balance at December 31, 2017
Employee termination costs(1)	$1.4	$1.5	$18.2	$(9.6)	$0.5	$12.0
Termination of lease agreements(2)	0.1	1.2	2.4	(3.1)	0.2	0.8
Other(3)	—	0.1	1.1	(0.7)	—	0.5
Total restructuring liability	$1.5	$2.8	$21.7	$(13.4)	$0.7	$13.3

(1) We expect the remaining $12.0 million employee termination costs to be substantially paid within the next eighteen months.
(2) We expect the remaining $0.8 million termination of lease costs to be substantially paid within the next fifteen months.
(3) We expect the remaining $0.5 million of other costs to be substantially paid with the next twelve months.
(4) Restructuring liabilities assumed in the Esselte Acquisition.

During the fourth quarter of 2017, in connection with the Pelikan Artline integration, the Company sold its building and related assets in New Zealand for net proceeds of $3.9 million and recorded a gain on sale of $1.5 million as a reduction of SG&A expense in its Consolidated Statements of Income within the ACCO Brands International segment. The sale was not included in the Company’s restructuring liability activity presented above.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The summary of the activity in the restructuring accounts for the year ended December 31, 2016 was as follows:

(in millions of dollars)	Balance at December 31, 2015	PA Acquisition (5)	Provision	Cash Expenditures	Non-cash Items/ Currency Change	Balance at December 31, 2016
Employee termination costs	$0.9	$—	$5.2	$(4.7)	$—	$1.4
Termination of lease agreements	0.1	—	0.2	(0.2)	—	0.1
Total restructuring liability	$1.0	$—	$5.4	$(4.9)	$—	$1.5

(5) Restructuring liabilities assumed in the PA Acquisition.

The summary of the activity in the restructuring accounts for the year ended December 31, 2015 was as follows:

(in millions of dollars)	Balance at December 31, 2014	Acquisitions	Provision/(Credits)	Cash Expenditures	Non-cash Items/ Currency Change	Balance at December 31, 2015
Employee termination costs	$7.8	$—	$(0.6)	$(6.0)	$(0.3)	$0.9
Termination of lease agreements	0.6	—	0.2	(0.7)	—	0.1
Total restructuring liability	$8.4	$—	$(0.4)	$(6.7)	$(0.3)	$1.0

Restructuring charges (credits) for the years ended December 31, 2017, 2016 and 2015 by reporting segment were as follows:

	December 31,
(in millions of dollars)	2017	2016	2015
ACCO Brands North America	$5.5	$1.1	$(0.4)
ACCO Brands EMEA	11.2	—	—
ACCO Brands International	5.0	4.3	—
Total restructuring charges (credits)	$21.7	$5.4	$(0.4)

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

11. Income Taxes

The components of income from continuing operations before income tax were as follows:

(in millions of dollars)	2017	2016	2015
Domestic operations	$68.7	$33.9	$60.9
Foreign operations	89.4	91.2	70.5
Total	$158.1	$125.1	$131.4

The reconciliation of income taxes computed at the U.S. federal statutory income tax rate of 35% to our effective income tax rate for continuing operations was as follows:

(in millions of dollars)	2017	2016	2015
Income tax at U.S. statutory rate of 35%	$55.3	$43.8	$46.0
Effect of the U.S. Tax Act	(25.7)	—	—
State, local and other tax, net of federal benefit	3.6	2.4	2.1
U.S. effect of foreign dividends and withholding taxes	4.9	4.6	3.9
Unrealized foreign currency expense (benefit) on intercompany debt	—	0.7	(0.7)
Realized foreign exchange net loss on intercompany loans	—	(9.6)	—
Revaluation of previously held equity interest	—	(12.0)	—
Foreign income taxed at a lower effective rate	(6.9)	(4.6)	(5.6)
Interest on Brazilian Tax Assessment	2.2	2.8	2.7
Expiration of tax credits	—	10.9	1.0
Decrease in valuation allowance	(0.6)	(9.9)	(1.3)
Excess benefit from stock-based compensation	(5.6)	—	—
Other	(0.8)	0.5	(2.6)
Income taxes as reported	$26.4	$29.6	$45.5
Effective tax rate	16.7%	23.7%	34.6%

2017

For 2017, we recorded income tax expense of $26.4 million on income before taxes of $158.1 million. The lower effective rate for 2017 of 16.7% was primarily driven by a $25.7 million benefit resulting from the U.S. Tax Act, and a $5.6 million benefit due to the impact of the Company's adoption of ASU No. 2016-9, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU No. 2016-9 in 2017.

Tax Reform

On December 22, 2017, the U.S. Tax Act was signed into law. The U.S. Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to: (i) reducing the future U.S. federal corporate tax rate from 35 percent to 21 percent; (ii) requiring companies to pay a one-time transition tax on certain undistributed earnings of foreign subsidiaries; and (iii) bonus depreciation that will allow for full expensing of qualified property.

The U.S. Tax Act also established new tax laws that will affect 2018, including, but not limited to: (i) the reduction of the U.S. federal corporate tax rate discussed above; (ii) a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries; (iii) a new provision designed to tax global intangible low-taxed income ("GILTI"); (iv) the repeal of the domestic production activity deductions; (v) limitations on the deductibility of certain executive compensation; (vi) limitations on the use of foreign tax credits to reduce the U.S. income tax liability; and (vii) a new provision that allows a domestic corporation an immediate deduction for a portion of its foreign derived intangible income ("FDII").

The SEC staff issued Staff Accounting Bulletin ("SAB") 118, which provides guidance on accounting for the tax effects of the U.S. Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the enactment date

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

for companies to complete the related accounting under ASC 740, Accounting for Income Taxes. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the U.S. Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for a certain income tax effect of the U.S. Tax Act is incomplete, but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the U.S. Tax Act.

Changes in tax rates and tax laws are accounted for in the period of enactment. Therefore, during the year ended December 31, 2017, we recorded a net tax benefit totaling $25.7 million related to our current provisional estimate of the provisions of the U.S. Tax Act.

Transition Toll Tax

The U.S. Tax Act eliminates the deferral of U.S. income tax on the historical undistributed earnings by imposing the Transition Toll Tax, which is a one-time mandatory deemed repatriation tax on undistributed foreign earnings. The Transition Toll Tax is assessed on the U.S. shareholder's share of the foreign corporation's accumulated foreign earnings that have not previously been taxed. Earnings in the form of cash and cash equivalents will be taxed at a rate of 15.5% and all other earnings will be taxed at a rate of 8.0%.

As of December 31, 2017, we have accrued income tax liabilities of $38.0 million under the Transition Toll Tax, of which $3.0 million is expected to be paid within one year. The Transition Toll Tax will be paid over an eight-year period, starting in 2018, and will not accrue interest. The Transition Toll Tax expense, net of foreign tax credit carryforwards of $14.0 million, is $24.0 million.

Effect on Deferred Tax Assets and Liabilities

Our deferred tax assets and liabilities are measured at the enacted tax rate expected to apply when these temporary differences are expected to be realized or settled.

As our deferred tax liabilities exceed the balance of our deferred tax assets as of the date of enactment, we have recorded a tax benefit of $49.7 million, reflecting the decrease in the U.S. corporate income tax rate.

Status of our Assessment

The Company’s accounting for certain components of the U.S. Tax Act is not complete. However, the Company was able to make reasonable estimates of the effects and recorded provisional estimates for these items. In connection with our initial analysis of the impact of the U.S. Tax Act, the Company recorded a provisional benefit of $25.7 million. The benefit consists of an expense of $24.0 million, net of foreign tax credit carryforwards of $14.0 million, for the one-time Transition Toll Tax and a net benefit of $49.7 million in connection with the revaluation of the deferred tax assets and liabilities resulting from the decrease in the U.S. corporate tax rate. To compute the Transition Toll Tax, the Company must determine the amount of post-1986 accumulated earnings and profits of the relevant subsidiaries as well as the total non-U.S. income taxes on the earnings and profits. While the Company made a reasonable estimate of the Transition Toll Tax, further information will be gathered and analyzed in order to compute a more precise final amount. Additionally, the Company was able to make a reasonable estimate of the impact of the reduction of the U.S. corporate tax rate, but it may be impacted by other components of the U.S. Tax Act, including, but not limited to, the state tax effects of adjustments to federal temporary differences, and the impact of changes to limits in connection with the deductibility of executive compensation. Due to the complexity of the GILTI tax rules, the Company continues to analyze this provision and its impact and the proper application of ASC 740. Under GAAP, the Company is allowed to make an accounting policy choice to either treat the taxes due on future U.S. inclusions in taxable income related to GILTI as a current period expense when incurred (the "period cost method") or factor in such amounts in to the Company’s measurement of deferred taxes (the "deferred method"). The Company’s selection of an accounting policy in connection with GILTI is dependent upon additional analysis and potential future modifications to the existing structure, which are yet to be known. Accordingly, the Company has not recorded any adjustments related to GILTI in our financial statements and has not made a policy choice regarding whether to record deferred taxes on GILTI. The Company will continue its analysis of the impact of the U.S. Tax Act on the financial statements. The actual impact of the U.S. Tax Act may differ from the current estimate, possibly materially, due to changes to interpretations and assumptions the Company has made, future guidance that may be issued and actions taken by the Company as a result of the law.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

2016 and 2015

For 2016, we recorded income tax expense of $29.6 million on income before taxes of $125.1 million. The lower effective rate for 2016 of 23.7% was due to the following: 1) a tax benefit of $12.0 million on the previously held equity interest; due to no tax expense, under Australian tax law, on the $28.9 million non-cash gain arising from the PA Acquisition due to the revaluation of the Company's ownership interest to fair value and due to the release of a deferred tax liability related to a tax basis difference in the Pelikan Artline joint-venture assets, 2) a tax benefit of $9.6 million on a net foreign exchange loss on the repayment of intercompany loans, for which the pre-tax effect was recorded in equity and 3) earnings from foreign jurisdictions which are taxed at a lower rate. In addition, in 2016, the Foreign Tax Credit Carryover from 2007 of $10.9 million expired, and the associated valuation allowance on the carryover was removed; the combination of these two items does not affect income tax expense.

For 2015, we recorded income tax expense of $45.5 million on income before taxes of $131.4 million. The effective rate for 2015 of 34.6% approximated the U.S. statutory tax rate of 35%.

We continually review the need for establishing or releasing valuation allowances on our deferred tax assets. In 2017, the Company had a net tax benefit from the release and generation of valuation allowances in U.S. state and certain foreign jurisdictions of $0.7 million. In 2016, the Company had a net tax benefit from the release and generation of valuation allowances in U.S. state and certain foreign jurisdictions of $0.7 million. In 2015, the Company had a net tax expense from the release and generation of valuation allowances in U.S. state and certain foreign jurisdictions of $0.3 million.

As of December 31, 2017, the U.S. federal statute of limitations remains open for the year 2014 and forward. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from 2 to 5 years. As of December 31, 2017, years still open to examination by foreign tax authorities in major jurisdictions include Australia (2013 forward), Brazil (2011 forward), Canada (2009 forward), Germany (2011 forward), Sweden (2011 forward) and the U.K. (2016 forward). We are currently under examination in various foreign jurisdictions.

Deferred tax liabilities of $83.6 million and deferred tax assets of $106.3 million acquired in the Esselte Acquisition, as of January 31, 2017, have been recorded at their estimated fair values. See "Note 3. Acquisitions" for additional details.

The components of the income tax expense were as follows:

(in millions of dollars)	2017	2016	2015
Current expense
Federal and other	$41.1	$0.7	$2.1
Foreign	30.5	22.9	16.0
Total current income tax expense	71.6	23.6	18.1
Deferred expense
Federal and other	(47.4)	3.5	22.8
Foreign	2.2	2.5	4.6
Total deferred income tax (benefit) expense	(45.2)	6.0	27.4
Total income tax expense	$26.4	$29.6	$45.5

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The components of deferred tax assets (liabilities) were as follows:

(in millions of dollars)	2017	2016
Deferred tax assets
Compensation and benefits	$18.5	$20.7
Pension	49.6	28.6
Inventory	10.6	12.4
Other reserves	15.2	19.1
Accounts receivable	5.7	7.0
Foreign tax credit carryforwards	29.1	—
Net operating loss carryforwards	126.6	47.2
Other	5.6	10.3
Gross deferred income tax assets	260.9	145.3
Valuation allowance	(45.0)	(11.7)
Net deferred tax assets	215.9	133.6
Deferred tax liabilities
Depreciation	(17.2)	(12.6)
Identifiable intangibles	(237.9)	(240.4)
Gross deferred tax liabilities	(255.1)	(253.0)
Net deferred tax liabilities	$(39.2)	$(119.4)

The undistributed earnings of all non-U.S. subsidiaries were approximately $500 million as of December 31, 2017. All of the undistributed earnings have become subject to U.S. income taxes due to the enactment of the U.S. Tax Act in 2017. As a result of the U.S. Tax Act, we are analyzing the global working capital and cash requirements, and potential tax liabilities attributable to future repatriation of cash, but we have yet to determine whether we plan to change our prior indefinite investment assertion under ASC 740. We will record the effects of any change in prior assertions in the period in which the change occurs.

As of December 31, 2017, $529.6 million of net operating loss carryforwards are available to reduce future taxable income of domestic and international companies. These loss carryforwards expire in the years 2018 through 2031 or have an unlimited carryover period.

Interest and penalties related to unrecognized tax benefits are recognized within "Income tax (benefit) expense" in the Consolidated Statements of Income. As of December 31, 2017, we have accrued a cumulative $14.7 million for interest and penalties on the unrecognized tax benefits.

A reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows:

(in millions of dollars)	2017	2016	2015
Balance at beginning of year	$43.7	$34.8	$45.9
Additions for tax positions of prior years	2.9	3.0	3.0
Reductions for tax positions of prior years	(0.7)	(0.5)	—
Esselte Acquisition	1.6	—	—
Increase resulting from foreign currency translation	—	6.4	—
Decrease resulting from foreign currency translation	(0.3)	—	(14.1)
Balance at end of year	$47.2	$43.7	$34.8

As of December 31, 2017, the amount of unrecognized tax benefits increased to $47.2 million, of which $45.5 million would impact our effective tax rate, if recognized. We expect the amount of unrecognized tax benefits to change within the next twelve months, most notably for the Brazilian Tax Assessment (see below) for the 2011 year, which lapsed without being assessed effective January 1, 2018; and for which the Company expects to release $5.5 million of the reserve in the first quarter of 2018. None of the positions included in the unrecognized tax benefit relate to tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about such deductibility.

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

Recently, the final administrative appeal of the Second Assessment was decided against the Company. We intend to challenge this decision in court in early 2018. In connection with the judicial challenge, we may be required to post security to guarantee payment of the Second Assessment, which represents $24.6 million of the current reserve, should we not prevail. The First Assessment is still being challenged through established administrative procedures.

We believe we have meritorious defenses and intend to vigorously contest these matters; however, there can be no assurances that we will ultimately prevail. The ultimate outcome will not be determined until the Brazilian tax appeal process is complete, which is expected to take a number of years. In addition, Tilibra's 2012 tax year remains open and subject to audit, and there can be no assurances that we will not receive an additional tax assessment regarding the goodwill for 2012. The time limit for issuing an assessment for 2011 expired in January 2018 and we did not receive an assessment. The time limit for issuing an assessment for 2012 will expire in January 2019. If the FRD's initial position is ultimately sustained, the amount assessed would materially and adversely affect our cash flow in the year of settlement.

Because there is no settled legal precedent on which to base a definitive opinion as to whether we will ultimately prevail, we consider the outcome of this dispute to be uncertain. Since it is not more likely than not that we will prevail, in 2012, we recorded a reserve in the amount of $44.5 million (at December 31, 2012 exchange rates) in consideration of this contingency, of which $43.3 million was recorded as an adjustment to the purchase price and which included the 2007-2012 tax years plus penalties and interest through December 2012. Included in this reserve is an assumption of penalties at 75%, which is the standard penalty. While there is a possibility that a penalty of 150% could be imposed in connection with the First Assessment, based on the facts in our case and existing precedent, we believe the likelihood of a 150% penalty is not more likely than not as of December 31, 2017. We will continue to actively monitor administrative and judicial court decisions and evaluate their impact, if any, on our legal assessment of the ultimate outcome of our case. In addition, we will continue to accrue interest related to this contingency until such time as the outcome is known or until evidence is presented that we are more likely than not to prevail. During the years ended December 31, 2017, 2016 and 2015, we accrued additional interest as a charge to current tax expense of $2.2 million, $2.8 million and $2.7 million, respectively. At current exchange rates, our accrual through December 31, 2017, including tax, penalties and interest is $38.7 million.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

12. Earnings per Share

Total outstanding shares as of December 31, 2017, 2016 and 2015 were 106.7 million, 107.9 million and 105.6 million respectively. Under our stock repurchase program, for the years ended December 31, 2017 and 2015, we repurchased and retired 3.3 million and 7.7 million shares of common stock, respectively. No shares were repurchased during the year ended December 31, 2016. For each of the years ended December 31, 2017, 2016 and 2015, we acquired 0.7 million shares, related to tax withholding for share-based compensation. The calculation of basic earnings per common share is based on the weighted average number of common shares outstanding in the year, or period, over which they were outstanding. Our calculation of diluted earnings per common share assumes that any common shares outstanding were increased by shares that would be issued upon exercise of those stock units for which the average market price for the period exceeds the exercise price less the shares that could have been purchased by the Company with the related proceeds, including compensation expense measured but not yet recognized.

(in millions)	2017	2016	2015
Weighted-average number of common shares outstanding - basic	108.1	107.0	108.8
Stock options	1.3	0.8	0.2
Stock-settled stock appreciation rights	—	—	0.3
Restricted stock units	1.5	1.4	1.3
Adjusted weighted-average shares and assumed conversions - diluted	110.9	109.2	110.6

Awards of potentially dilutive shares of common stock, which have exercise prices that were higher than the average market price during the period, are not included in the computation of dilutive earnings per share as their effect would have been anti-dilutive. For the years ended December 31, 2017, 2016 and 2015, these shares were approximately 3.1 million, 3.6 million and 5.5 million, respectively.

13. Derivative Financial Instruments

We are exposed to various market risks, including changes in foreign currency exchange rates and interest rate changes. We enter into financial instruments to manage and reduce the impact of these risks, not for trading or speculative purposes. The counterparties to these financial instruments are major financial institutions. We continually monitor our foreign currency exposures in order to maximize the overall effectiveness of our foreign currency hedge positions. Principal currencies hedged include the U.S. dollar, Euro, Australian dollar, Canadian dollar, Swedish krona, British pound and Japanese yen. We are subject to credit risk, which relates to the ability of counterparties to meet their contractual payment obligations or the potential non-performance by counterparties to financial instrument contracts. Management continues to monitor the status of our counterparties and will take action, as appropriate, to further manage our counterparty credit risk. There are no credit contingency features in our derivative financial instruments.

When hedge accounting is applicable, on the date we enter into a derivative, the derivative is designated as a hedge of the identified exposure. We measure the effectiveness of our hedging relationships both at hedge inception and on an ongoing basis.

Forward Currency Contracts

We enter into forward foreign currency contracts with third parties to reduce the effect of fluctuating foreign currencies, primarily on foreign denominated inventory purchases and intercompany loans. The majority of the Company’s exposure to local currency movements is in Europe (the Euro, the Swedish krona and the British pound), Australia, Canada, Brazil, and Mexico.

Forward currency contracts are used to hedge foreign denominated inventory purchases for Europe, Australia, Canada and Japan and are designated as cash flow hedges. Unrealized gains and losses on these contracts for inventory purchases are deferred in accumulated other comprehensive income (loss) ("AOCI") until the contracts are settled and the underlying hedged transactions are recognized, at which time the deferred gains or losses will be reported in the "Cost of products sold" line in the Consolidated Statements of Income. As of December 31, 2017 and 2016, the Company had cash flow designated foreign exchange contracts outstanding with a U.S. dollar equivalent notional value of $93.5 million and $76.5 million, respectively.

Forward currency contracts used to hedge foreign denominated intercompany loans are not designated as hedging instruments. Gains and losses on these derivative instruments are recognized within "Other (income) expense, net" in the Consolidated Statements of Income and are largely offset by the change in the current translated value of the hedged item. The periods of the forward foreign

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

exchange contracts correspond to the periods of the hedged transactions, and do not extend beyond December 2018, except for one which extends to December 2020. As of December 31, 2017 and 2016, we have undesignated foreign exchange contracts outstanding with a U.S. dollar equivalent notional value of $95.0 million and $52.1 million, respectively.

The following table summarizes the fair value of our derivative financial instruments as of December 31, 2017 and 2016:

	Fair Value of Derivative Instruments
	Derivative Assets			Derivative Liabilities
(in millions of dollars)	Balance Sheet Location	December 31, 2017	December 31, 2016	Balance Sheet Location	December 31, 2017	December 31, 2016
Derivatives designated as hedging instruments:
Foreign exchange contracts	Other current assets	$0.5	$4.0	Other current liabilities	$0.5	$—
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current assets	0.4	0.4	Other current liabilities	0.7	0.3
Foreign exchange contracts	Other non-current assets	24.2	—	Other non-current liabilities	24.2	—
Total derivatives		$25.1	$4.4		$25.4	$0.3

The following tables summarize the pre-tax effect of the Company’s derivative financial instruments on the Consolidated Statements of Income for the years ended December 31, 2017, 2016 and 2015:

	The Effect of Derivative Instruments in Cash Flow Hedging Relationships on the Consolidated Financial Statements
	Amount of Gain (Loss) Recognized in AOCI (Effective Portion)			Location of (Gain) Loss Reclassified from AOCI to Income	Amount of (Gain) Loss Reclassified from AOCI to Income (Effective Portion)
(in millions of dollars)	2017	2016	2015		2017	2016	2015
Cash flow hedges:
Foreign exchange contracts	$(4.9)	$(0.1)	$8.2	Cost of products sold	$1.6	$2.5	$(10.9)

	The Effect of Derivatives Not Designated as Hedging Instruments on the Consolidated Statements of Operations
	Location of (Gain) Loss Recognized in Income on Derivatives	Amount of (Gain) Loss Recognized in Income year ended December 31,
(in millions of dollars)		2017	2016	2015
Foreign exchange contracts	Other (income) expense, net	$(1.5)	$(2.0)	$(0.5)

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

We have determined that our financial assets and liabilities described in "Note 13. Derivative Financial Instruments" are Level 2 in the fair value hierarchy. The following table sets forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2017 and 2016:

(in millions of dollars)	December 31, 2017	December 31, 2016
Assets:
Forward currency contracts	$25.1	$4.4
Liabilities:
Forward currency contracts	25.4	0.3

Our forward currency contracts are included in "Other current assets," "Other non-current assets," "Other current liabilities," or "Other non-current liabilities" and do not extend beyond December 2018, except for one which extends to December 2020. The forward foreign currency exchange contracts are primarily valued based on the foreign currency spot and forward rates quoted by the banks or foreign currency dealers. As such, these derivative instruments are classified within Level 2.

The fair values of cash and cash equivalents, notes payable to banks, accounts receivable and accounts payable approximate carrying amounts due principally to their short maturities. The carrying amount of total debt was $939.5 million and $703.5 million and the estimated fair value of total debt was $951.5 million and $708.4 million as of December 31, 2017 and 2016, respectively. The fair values are determined from quoted market prices, where available, and from investment bankers using current interest rates considering credit ratings and the remaining terms of maturity.

15. Accumulated Other Comprehensive Income (Loss)

Comprehensive income is defined as net income (loss) and other changes in stockholders’ equity from transactions and other events from sources other than stockholders. The components of, and changes in, accumulated other comprehensive income (loss) were as follows:

(in millions of dollars)	Derivative Financial Instruments	Foreign Currency Adjustments	Unrecognized Pension and Other Post-retirement Benefit Costs	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2015	$0.8	$(302.7)	$(127.3)	$(429.2)
Other comprehensive income (loss) before reclassifications, net of tax	—	16.8	(11.5)	5.3
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	1.7	—	2.8	4.5
Balance at December 31, 2016	2.5	(285.9)	(136.0)	(419.4)
Other comprehensive loss before reclassifications, net of tax	(3.6)	(19.5)	(23.4)	(46.5)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	1.3	—	3.5	4.8
Balance at December 31, 2017	$0.2	$(305.4)	$(155.9)	$(461.1)

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The reclassifications out of accumulated other comprehensive income (loss) for the years ended December 31, 2017, 2016 and 2015 were as follows:

	Year Ended December 31,
(in millions of dollars)	2017	2016	2015
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income			Location on Income Statement
(Loss) gain on cash flow hedges:
Foreign exchange contracts	$(1.6)	$(2.4)	$10.9	Cost of products sold
Tax benefit (expense)	0.3	0.7	(3.2)	Income tax (benefit) expense
Net of tax	$(1.3)	$(1.7)	$7.7
Defined benefit plan items:
Amortization of actuarial loss	$(4.6)	$(3.1)	$(3.6)	(1)
Amortization of prior service cost	(0.4)	(0.4)	(0.1)	(1)
Total before tax	(5.0)	(3.5)	(3.7)
Tax benefit	1.5	$0.7	$1.2	Income tax (benefit) expense
Net of tax	$(3.5)	$(2.8)	$(2.5)

Total reclassifications for the period, net of tax	$(4.8)	$(4.5)	$5.2

(1)
This accumulated other comprehensive income component is included in the computation of net periodic benefit cost (income) for pension and post-retirement plans (See "Note 5. Pension and Other Retiree Benefits" for additional details).

16. Information on Business Segments

Effective in the first quarter of 2017, as a result of the Esselte Acquisition, the Company realigned its operating structure, which affected the makeup of its business segments for financial reporting purposes. The Company has three operating business segments each of which is comprised of different geographic regions. The Company no longer reports the results of its Computer Products Group as a separate segment. Results of the former Computer Products Group are reflected in the appropriate geographic segment based on the region from which sales are made. The Company's three realigned business segments are as follows:

Operating Segment	Geographic Regions	Primary Brands
ACCO Brands North America	United States and Canada	AT-A-GLANCE®, Five Star®, GBC®, Hilroy®, Kensington®, Mead®, Quartet®, and Swingline®

ACCO Brands EMEA	Europe, Middle East and Africa	Derwent®, Esselte®, GBC®, Kensington®, Leitz®, NOBO®, Rapid®, and Rexel®

ACCO Brands International	Australia, Latin America and Asia-Pacific	Artline®, GBC®, Kensington®, Marbig®, Quartet®, Rexel®, Tilibra®, and Wilson Jones®

We have restated our financial statements for each of the periods presented to reflect this change in reportable business segments.

Each of the Company's three operating segments designs, markets, sources, manufactures and sells recognized consumer and end-user demanded brands used in businesses, schools and homes. Product designs are tailored based on end-user preferences in each geographic region.

Our product categories include storage and organization; stapling; punching; laminating, binding and shredding machines and related consumable supplies; whiteboards; notebooks; calendars; computer accessories; and do-it-yourself tools, among others. Our portfolio of consumer and end-user demanded brands includes both globally and regionally recognized brands.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

ACCO Brands North America

The ACCO Brands North America segment is comprised of the United States and Canada where the Company is a leading branded supplier of consumer and business products under brands such as AT-A-GLANCE®, Five Star®, GBC®, Hilroy®, Kensington®, Mead®, Quartet®, and Swingline®. The ACCO Brands North America segment designs, sources or manufactures and distributes school notebooks, calendars, whiteboards, storage and organization products (such as three-ring binders, sheet protectors and indexes), stapling, punching, laminating, binding and shredding products, and computer accessories, among others, which are primarily used in schools, homes and businesses. The majority of revenue in this segment is related to consumer and home products and is associated with the "back-to-school" season and calendar year-end purchases; we expect sales of consumer products to become an increasingly greater percentage of our revenue as they are faster growing than most business-related products.

ACCO Brands EMEA

The ACCO Brands EMEA segment is comprised of Europe, the Middle East and Africa, where the Company is a leading branded supplier of consumer and business products under brands such as Derwent®, Esselte®, GBC®, Kensington®, Leitz®, NOBO®, Rapid®, and Rexel®. The ACCO Brands EMEA segment designs, manufactures or sources and distributes storage and organization products (such as lever-arch binders, sheet protectors and indexes), stapling, punching, laminating, binding and shredding products, do-it-yourself tools, and computer accessories, among others, which are primarily used in businesses, homes and schools.

ACCO Brands International

The ACCO Brands International segment is comprised of Australia, Latin America and Asia-Pacific where the Company is a leading branded supplier of consumer and business products under brands such as Artline®, GBC®, Kensington®, Marbig®, Quartet®, Rexel®, Tilibra®, and Wilson Jones®, among others. The ACCO Brands International segment designs, sources or manufactures and distributes school notebooks, calendars, whiteboards, storage and organization products (such as three-ring binders, sheet protectors and indexes), stapling, punching, laminating, binding and shredding products, writing instruments, and janitorial supplies, among others, which are primarily used in businesses, schools and homes. The majority of revenue in this segment is related to consumer products and is associated with the “back-to-school” season and calendar year-end purchases; we expect sales of consumer products to become an increasingly greater percentage of our revenue as they are faster growing than most business-related products.

Customers

ACCO Brands markets and sells its strong multi-product offering broadly and is not dependent on any one channel. Our products are sold through all relevant channels, namely retailers, including: mass retailers; e-tailers; discount, drug/grocery and variety chains; warehouse clubs; hardware and specialty stores; independent office product dealers; office superstores; and contract stationers. We also sell directly to commercial and consumer end-users through our e-commerce platform and our direct sales organization.

Net sales by business segment for the years ended December 31, 2017, 2016 and 2015 were as follows:

(in millions of dollars)	2017	2016	2015
ACCO Brands North America	$999.0	$1,016.1	$1,025.7
ACCO Brands EMEA	542.8	171.8	199.7
ACCO Brands International	407.0	369.2	285.0
Net sales	$1,948.8	$1,557.1	$1,510.4

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Operating income by business segment for the years ended December 31, 2017, 2016 and 2015 was as follows:

(in millions of dollars)	2017	2016	2015
ACCO Brands North America	$155.6	$153.3	$151.6
ACCO Brands EMEA	37.1	12.6	18.0
ACCO Brands International	50.9	49.4	29.1
Segment operating income	243.6	215.3	198.7
Corporate(1)	(50.6)	(48.0)	(35.2)
Operating income(2)	193.0	167.3	163.5
Interest expense	41.1	49.3	44.5
Interest income	(5.8)	(6.4)	(6.6)
Equity in earnings of joint-venture	—	(2.1)	(7.9)
Other (income) expense, net	(0.4)	1.4	2.1
Income before income tax	$158.1	$125.1	$131.4

(1)
Corporate operating loss in 2017, 2016 and 2015 includes transaction costs of $5.0 million, $10.5 million and $0.6 million respectively, primarily for legal and due diligence expenditures associated with the Esselte and PA acquisitions.

(2)
Operating income as presented in the segment table above is defined as i) net sales; ii) less cost of products sold; iii) less advertising, selling, general and administrative expenses; iv) less amortization of intangibles; and v) less restructuring charges.

The following table presents the measure of segment assets used by the Company’s chief operating decision maker.

	December 31,
(in millions of dollars)	2017	2016
ACCO Brands North America(3)	$413.9	$404.3
ACCO Brands EMEA(3)	287.6	104.0
ACCO Brands International(3)	338.2	323.4
Total segment assets	1,039.7	831.7
Unallocated assets	1,758.6	1,232.0
Corporate(3)	0.8	0.8
Total assets	$2,799.1	$2,064.5

(3)
Represents total assets, excluding: goodwill and identifiable intangibles resulting from business acquisitions, intercompany balances, cash, deferred taxes, derivatives, prepaid pension assets and prepaid debt issuance costs.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

As a supplement to the presentation of segment assets presented above, the table below presents segment assets, including the allocation of identifiable intangible assets and goodwill resulting from business combinations.

	December 31,
(in millions of dollars)	2017	2016
ACCO Brands North America(4)	$1,204.3	$1,206.8
ACCO Brands EMEA(4)	711.7	155.2
ACCO Brands International(4)	634.0	622.5
Total segment assets	2,550.0	1,984.5
Unallocated assets	248.3	79.2
Corporate(4)	0.8	0.8
Total assets	$2,799.1	$2,064.5

(4)	Represents total assets, excluding: intercompany balances, cash, deferred taxes, derivatives, prepaid pension assets and prepaid debt issuance costs.

Capital spend by segment was as follows:

	December 31,
(in millions of dollars)	2017	2016	2015
ACCO Brands North America	$16.3	$10.3	$12.5
ACCO Brands EMEA	5.1	2.9	10.3
ACCO Brands International	9.6	5.3	4.8
Total capital spend	$31.0	$18.5	$27.6

Depreciation expense by segment was as follows:

	December 31,
(in millions of dollars)	2017	2016	2015
ACCO Brands North America	$17.7	$19.7	$23.3
ACCO Brands EMEA	11.9	5.0	3.4
ACCO Brands International	6.0	5.7	5.7
Total depreciation	$35.6	$30.4	$32.4

Property, plant and equipment, net by geographic region was as follows:

	December 31,
(in millions of dollars)	2017	2016
U.S.	$102.3	$103.0
Brazil	35.6	36.8
U.K.	30.5	30.3
Poland	26.8	—
Germany	21.2	—
Australia	14.7	12.5
Other countries	47.4	15.8
Property, plant and equipment, net	$278.5	$198.4

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Net sales by geographic region(5) were as follows:

	December 31,
(in millions of dollars)	2017	2016	2015
U.S.	$880.4	$894.4	$904.3
Australia	173.5	156.5	91.8
Germany	141.4	—	—
Canada	118.6	121.7	121.4
Brazil	114.6	102.6	92.0
Netherlands	111.3	101.4	108.7
Sweden	61.3	—	—
U.K.	59.2	59.1	76.4
Mexico	50.6	47.3	49.6
Other countries	237.9	74.1	66.2
Net sales	$1,948.8	$1,557.1	$1,510.4

(5)	Net sales are attributed to geographic areas based on the location of the selling subsidiaries.

Top Customers

Net sales to our five largest customers totaled $615.1 million, $663.5 million and $637.7 million for the years ended December 31, 2017, 2016 and 2015, respectively. Net sales to no customer exceeded 10% of net sales for the year ended December 31, 2017. Net sales to Staples, our largest customer, were $210.5 million (14%) and $204.1 million (14%) for the years ended December 31, 2016 and 2015, respectively. Net sales to Walmart were $161.7 million (10%) for the year ended December 31, 2016. Net sales to Office Depot were $152.5 million (10%) for the year ended December 31, 2015. Net sales to no other customers exceeded 10% of net sales for any of the last three years.

Concentration of credit risk with respect to trade accounts receivable is partially mitigated because a large number of geographically diverse customers make up each operating company's domestic and international customer base, thus spreading the credit risk. As of December 31, 2017 and 2016, our top five trade account receivables totaled $148.4 million and $162.2 million, respectively.

17. Joint-Venture Investment

Summarized below is the financial information for the Pelikan Artline joint-venture, in which we owned a 50% non-controlling interest, through May 1, 2016, which was accounted for using the equity method. Accordingly, we recorded our proportionate share of earnings or losses on the line entitled "Equity in earnings of joint-venture" in the Consolidated Statements of Income.

	Year Ended December 31,
(in millions of dollars)	2016	2015
Net sales	$34.9	$111.2
Gross profit	14.1	45.5
Net income	4.1	15.8

On May 2, 2016, the Company completed the PA Acquisition and accordingly, the results of Pelikan Artline are included in the Company's consolidated financial statements from the date of the PA Acquisition, May 2, 2016. For further information, see "Note 3. Acquisitions" for details on the PA Acquisition.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

18. Commitments and Contingencies

Pending Litigation

In connection with our May 1, 2012 acquisition of the Mead C&OP business, we assumed all of the tax liabilities for the acquired foreign operations including Tilibra Produtos de Papelaria Ltda. ("Tilibra"). For further information see "Note 11. Income Taxes - Income Tax Assessment" for details on tax assessments issued by the FRD against Tilibra, which challenged the tax deduction of goodwill from Tilibra's taxable income for the years 2007 through 2010.

We are party to various lawsuits and regulatory proceedings, primarily related to alleged patent infringement and employee terminations as well as other claims incidental to our business. In addition, we may be unaware of third party claims of intellectual property infringement relating to our technology, brands or products and we may face other claims related to business operations. Any litigation regarding patents or other intellectual property could be costly and time-consuming and might require us to pay monetary damages or enter into costly license agreements. We also may be subject to injunctions against development and sale of certain of our products.

It is the opinion of management that (other than the Brazilian Tax Assessment) the ultimate resolution of currently outstanding matters will not have a material adverse effect on our financial condition, results of operations or cash flow. However, there is no assurance that we will ultimately be successful in our defense of any of these matters or that an adverse outcome in any matter will not affect our results of operations, financial condition or cash flow. Further, future claims, lawsuits and legal proceedings could materially and adversely affect our business, reputation, results of operations and financial condition.

Lease Commitments

Future minimum rental payments for all non-cancelable operating leases (reduced by minor amounts from subleases) as of December 31, 2017 were as follows:

(in millions of dollars)
2018	$28.1
2019	25.0
2020	21.6
2021	16.2
2022	12.2
Thereafter	17.6
Total minimum rental payments	120.7
Less minimum rentals to be received under non-cancelable subleases	2.0
Future minimum payments for operating leases, net of sublease rental income	$118.7

Total rental expense reported in our Consolidated Statements of Income for all non-cancelable operating leases (reduced by minor amounts for subleases) amounted to $30.9 million, $24.2 million and $21.2 million for the years ended December 31, 2017, 2016 and 2015, respectively.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Unconditional Purchase Commitments

Future minimum payments under unconditional purchase commitments, primarily for inventory purchase commitments as of December 31, 2017 were as follows:

(in millions of dollars)
2018	$96.8
2019	0.2
2020	0.1
2021	—
2022	—
Thereafter	—
Total unconditional purchase commitments	$97.1

Environmental

We are subject to national, state, provincial and/or local environmental laws and regulations concerning the discharge of materials into the environment and the handling, disposal and clean-up of waste materials and otherwise relating to the protection of the environment. This includes environmental laws and regulations that affect the design and composition of certain of our products. It is not possible to quantify with certainty the potential impact of actions regarding environmental matters, particularly remediation and other compliance efforts that we may undertake in the future. In the opinion of management, compliance with the present environmental protection laws, before taking into account estimated recoveries from third parties, will not have a material adverse effect upon our capital expenditures, financial condition and results of operations or competitive position.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

19. Quarterly Financial Information (Unaudited)

The following is an analysis of certain line items in the Consolidated Statements of Income by quarter for 2017 and 2016:

(in millions of dollars, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2017
Net sales(1)	$359.8	$490.0	$532.2	$566.8
Gross profit	110.8	168.5	177.9	199.2
Operating income	9.3	45.4	58.7	79.6
Net income	$3.6	$23.5	$30.6	$74.0
Per share:
Basic income per share (2)	$0.03	$0.21	$0.28	$0.69
Diluted income per share (2)	$0.03	$0.21	$0.28	$0.68
2016
Net sales(1)	$278.1	$410.1	$431.3	$437.6
Gross profit	82.4	134.8	144.2	153.7
Operating income	6.5	45.4	55.7	59.7
Net income	$4.8	$61.9	$22.7	$6.1
Per share:
Basic income per share (2)	$0.05	$0.58	$0.21	$0.06
Diluted income per share (2)	$0.04	$0.57	$0.21	$0.06

(1)
Historically, our business has experienced higher sales and earnings in the third and fourth quarters of the calendar year and we expect these trends to continue. Two principal factors contribute to this seasonality: (1) we are a major supplier of products related to the back-to-school season, which occurs principally from June through September for our North American business and from November through February for our Australian and Brazilian businesses; and (2) several product categories we sell lend themselves to calendar year-end purchase timing, including planners, paper organization and storage products (including bindery) and Kensington® computer accessories, which have higher sales in the fourth quarter driven by traditionally strong fourth-quarter sales of personal computers and tablets.

(2)
The sum of the quarterly earnings per share amounts may not equal the total for the year due to the effects of rounding, dilution as a result of issuing shares of common stock and repurchasing of shares of common stock during the year.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

20. Subsequent Events

On February 12, 2018, the Company's Board of Directors approved the initiation of a dividend program under which the Company will pay a regular quarterly cash dividend of $0.06 per share on its common stock. The first dividend is payable on March 21, 2018 to stockholders of record as of the close of business on March 1, 2018.

Also on February 14, 2018, the Company announced that its Board of Directors had approved an authorization to repurchase up to an additional $100 million in shares of its common stock. As of December 31, 2017, the Company had $84.0 million remaining of its prior authorizations.

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

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

(c) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed by and under the supervision of our Chief Executive Officer and Chief Financial Officer and effected by management and our board of directors to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the U.S.

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

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8. of this report.

ITEM 9B. OTHER INFORMATION
Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required under this Item is contained in the Company’s 2018 Definitive Proxy Statement, which is to be filed with the Securities and Exchange Commission prior to April 30, 2018, and is incorporated herein by reference.

Code of Business Conduct

The Company has adopted a code of business conduct as required by the listing standards of the New York Stock Exchange and rules of the Securities and Exchange Commission. This code applies to all of the Company’s directors, officers and employees. The code of business conduct is published and available at the Investor Relations Section of the Company’s internet website at www.accobrands.com. The Company will post on its website any amendments to, or waivers from, our code of business conduct applicable to any of its directors or executive officers. The foregoing information will be available in print to any stockholder who requests such information from ACCO Brands Corporation, Four Corporate Drive, Lake Zurich, IL 60047-2997, Attn: Office of the General Counsel.

ITEM 11. EXECUTIVE COMPENSATION

Information required under this Item is contained in the Company’s 2018 Definitive Proxy Statement, which is to be filed with the Securities and Exchange Commission prior to April 30, 2018, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table gives information, as of December 31, 2017, about our common stock that may be issued upon the exercise of options and other equity awards under all compensation plans under which equity securities are reserved for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	4,272,651	$8.68	6,158,389	(1)
Equity compensation plans not approved by security holders	—	—	—
Total	4,272,651	$8.68	6,158,389	(1)

(1)
These are shares available for grant as of December 31, 2017 under the ACCO Brands Corporation Incentive Plan (the "Plan") pursuant to which the Compensation Committee of the Board of Directors or the Board of Directors may make various stock-based awards, including grants of stock options, stock-settled appreciation rights, restricted stock, restricted stock units and performance stock units. In addition to these shares, shares covered by outstanding awards under the Plan that were forfeited or otherwise terminated may become available for grant under the Plan and, to the extent such shares have become available as of December 31, 2017, they are included in the table as available for grant.

Other information required under this Item is contained in the Company’s 2018 Definitive Proxy Statement, which is to be filed with the Securities and Exchange Commission prior to April 30, 2018, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required under this Item is contained in the Company’s 2018 Definitive Proxy Statement, which is to be filed with the Securities and Exchange Commission prior to April 30, 2018, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required under this Item is contained in the Company’s 2018 Definitive Proxy Statement, which is to be filed with the Securities and Exchange Commission prior to April 30, 2018, and is incorporated herein by reference.

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
Schedule II - Valuation and Qualifying Accounts and Reserves for each of the years ended December 31, 2017, 2016 and 2015.

3.	Exhibits:

A list of exhibits filed or furnished with this Report on Form 10-K (or incorporated by reference to exhibits previously filed or furnished by the Company) is provided in the accompanying Exhibit Index.

ITEM 16. FORM 10-K SUMMARY

None.

EXHIBIT INDEX

Number     Description of Exhibit

Plans of acquisition, reorganization, arrangement, liquidation or succession

2.1Share Sale Agreement, dated as of March 22, 2016, among ACCO Brands Australia Pty Limited, Bigadale Pty Limited, Andrew Kaldor, Cherington Investments Pty Ltd, Freiburg Nominees Proprietary Limited and Enora Pty Ltd and certain Guarantors named therein (incorporated by reference to Exhibit 2.1 to ACCO Brands Corporation's Current Report on Form 8-K filed with the SEC on March 21, 2016 (File No. 001-08454))

2.2Share Purchase Agreement, dated as of October 21, 2016, among ACCO Brands Corporation, ACCO Europe Limited and Esselte Group Holdings (Luxembourg) S.A. (incorporated by reference to Exhibit 2.1 to ACCO Brands Corporation's Current Report on Form 8-K filed with the SEC on October 24, 2016 (File No. 001-08454))

2.3Amendment Deed, dated as of January 31, 2017, to Share Purchase Agreement among ACCO Brands Corporation, ACCO Europe Limited and Esselte Group Holdings (Luxembourg) S.A. (incorporated by reference to Exhibit 2.3 to ACCO Brands Corporation's Annual Report on Form 10-K filed with the SEC on February 27, 2017 (File No. 001-08454))

Certificate of Incorporation and Bylaws

3.1Restated Certificate of Incorporation of ACCO Brands Corporation, as amended (incorporated by reference to Exhibit 3.1 to ACCO Brands Corporation's Current Report on Form 8-K filed with the SEC on May 19, 2008 (File No. 001-08454))

3.2Certificate of Designation of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.2 to ACCO Brands Corporation's Current Report on Form 8-K filed the SEC on August 17, 2005 (File No. 001-08454))

3.3Certificate of Elimination of the Series A Junior Participating Preferred Stock of the Company, as filed with the Secretary of State of the State of Delaware on September 11, 2015 (incorporated by reference to Exhibit 3.2 to ACCO Brands Corporation's Current Report on Form 8-K filed with the SEC on September 11, 2015 (File No. 001-08454))

3.4By-laws of ACCO Brands Corporation, as amended through December 9, 2015 (incorporated by reference to Exhibit 3.1 to ACCO Brands Corporation's Current Report on Form 8-K filed with the SEC on December 14, 2015 (File No. 001-08454))

Instruments defining the rights of security holders, including indentures

4.1Indenture, dated as of December 22, 2016, among ACCO Brands Corporation, as issuer, the guarantors named therein, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to ACCO Brands Corporation's Annual Report on Form 10-K filed with the SEC on February 27, 2017 (File No. 001-08454))

Material Contracts

10.1Tax Allocation Agreement, dated as of August 16, 2005, between ACCO World Corporation and Fortune Brands, Inc. (incorporated by reference to Exhibit 10.1 to ACCO Brands Corporation's Current Report on Form 8-K dated August 12, 2005 and filed with the SEC on August 17, 2005 (File No. 001-08454))

10.2Separation Agreement, dated November 17, 2011, by and between MeadWestvaco and Monaco SpinCo Inc. (incorporated by reference to Exhibit 10.1 of ACCO Brands Corporation's Current Report on Form 8-K filed with the SEC on November 22, 2011 (File No. 001-08454))

10.3Employee Benefits Agreement, dated as of November 17, 2011, by and among MeadWestvaco Corporation, Monaco Spinco Inc. and ACCO Brands Corporation (incorporated by reference to Exhibit 10.3 of ACCO Brands Corporation's Registration Statement on Form S-4/A filed with the SEC on February 13, 2012 (File No. 333-178869))

EXHIBIT INDEX

Number     Description of Exhibit

10.4Amendment No. 1, dated as of March 19, 2012, to the Separation Agreement, dated as of November 17, 2011, by and among MeadWestvaco Corporation and Monaco SpinCo Inc. (incorporated by reference to Exhibit 10.1 to ACCO Brands Corporation's Current Report on Form 8-K filed with the SEC on March 22, 2012 (File No. 001-08454))

10.5Tax Matters Agreement, effective as of May 1, 2012, among the Company, MeadWestvaco Corporation and Monaco SpinCo Inc. (incorporated by reference to Exhibit 10.2 to ACCO Brands Corporation's Current Report on Form 8-K filed with the SEC on May 7, 2012 (File No. 001-08454))

10.6Third Amended and Restated Credit Agreement, dated as of January 27, 2017, among the Company, certain subsidiaries of the Company, Bank of America, N.A., as administrative agent, and the other agents and various lenders party hereto (incorporated by reference to Exhibit 10.11 to ACCO Brands Corporation's Annual Report on Form 10-K filed with the SEC on February 27, 2017 (File No. 001-08454))

Executive Compensation Plans and Management Contracts

10.7ACCO Brands Corporation Executive Severance Plan (effective December 1, 2007) (incorporated by reference to Exhibit 10.1 to ACCO Brands Corporation's Current Report on Form 8-K filed with the SEC on November 29, 2007 (File No. 001-08454))

10.8Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to ACCO Brands Corporation's Current Report on Form 8-K filed with the SEC on December 24, 2008 (File No. 001-08454))

10.9Amended and Restated ACCO Brands Deferred Compensation Plan for Non-Employee Directors, effective December 14, 2009 (incorporated by reference to Exhibit 10.41 to ACCO Brands Corporation's Annual Report on Form 10-K filed with the SEC on February 26, 2010 (File No. 001-089454))

10.10Letter agreement, dated November 4, 2008, from ACCO Brands Corporation to Christopher M. Franey (incorporated by reference to Exhibit 10.42 to ACCO Brands Corporation's Annual Report on Form 10-K filed with the SEC on February 26, 2010 (File No. 001-08454))

10.112011 Amended and Restated ACCO Brands Corporation Incentive Plan (incorporated by reference to Exhibit 10.1 to ACCO Brands Corporation's Current Report on Form 8-K filed with the SEC on May 20, 2011 (File No. 001-08454))

10.12Form of Nonqualified Stock Option Agreement under the 2011 Amended and Restated ACCO Brands Corporation Incentive Plan (incorporated by reference to Exhibit 10.3 to ACCO Brands Corporation's Current Report on Form 8-K filed with the SEC on May 20, 2011 (File No. 001-08454))

10.13Amendment of 2011 Amended and Restated ACCO Brands Corporation Incentive Plan (incorporated by reference to Exhibit 10.1 to ACCO Brands Corporation's Current Report on Form 8-K filed with the SEC on April 24, 2012 (File No. 001-08454))

10.14Amendment of the ACCO Brands Corporation Executive Severance Plan, adopted as of October 23, 2012 (incorporated by reference to Exhibit 10.1 to ACCO Brands Corporation's Quarterly Report on Form 10-Q filed with the SEC on October 31, 2012 (File No. 001-08454))

10.15Form of Non-qualified Stock Option Agreement (Robert J. Keller) under the 2011 Amended and Restated Incentive Plan (incorporated by reference to Exhibit 10.2 to ACCO Brands Corporation's Current Report on Form 8-K filed with the SEC on February 26, 2013 (File No. 001-08454))

10.16Amendment to Deferred Compensation Plan for Non-Employee Directors, effective January 1, 2014 (incorporated by reference to Exhibit 10.15 to ACCO Brands Corporation's Annual Report on Form 10-K filed with the SEC on February 25, 2014 (File No. 001-089454))

EXHIBIT INDEX

Number     Description of Exhibit

10.17Form of 2011 Amended and Restated Incentive Plan Directors Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.16 to ACCO Brands Corporation's Annual Report on Form 10-K filed with the SEC on February 25, 2014 (File No. 001-089454))

10.18Form of Non-qualified Stock Option Agreement under the 2011 Amended and Restated Incentive Plan (incorporated by reference to Exhibit 10.2 to ACCO Brands Corporation's Current Report on Form 8-K filed with the SEC on March 10, 2014 (File No. 001-08454))

10.19Second Amendment of 2011 Amended and Restated ACCO Brands Corporation Incentive Plan (incorporated by reference to Exhibit 10.4 to ACCO Brands Corporation's Quarterly Report on Form 10-Q filed with the SEC on April 30, 2014 (File No. 001-08454))

10.20ACCO Brands Corporation Annual Incentive Plan (incorporated by reference to Exhibit 4.4 to ACCO Brands Corporation's Registration Statement on Form S-8 filed with the SEC on May 12, 2015 (File No. 001-08454))

10.21Form of Directors Restricted Stock Unit Award Agreement under the ACCO Brands Corporation Incentive Plan (incorporated by reference to Exhibit 10.1 to ACCO Brands Corporation's Current Report on Form 8-K filed with the SEC on May 18, 2015 (File No. 001-08454))

10.22Form of Restricted Stock Unit Award Agreement under the ACCO Brands Corporation Incentive Plan (incorporated by reference to Exhibit 10.2 to ACCO Brands Corporation's Current Report on Form 8-K filed with the SEC on May 18, 2015 (File No. 001-08454))

10.23Form of Performance Stock Unit Award Agreement under the ACCO Brands Corporation Incentive Plan (incorporated by reference to Exhibit 10.3 to ACCO Brands Corporation's Current Report on Form 8-K filed with the SEC on May 18, 2015 (File No. 001-08454))

10.24Form of Nonqualified Stock Option Award Agreement under the ACCO Brands Corporation Incentive Plan (incorporated by reference to Exhibit 10.4 to ACCO Brands Corporation's Current Report on Form 8-K filed with the SEC on May 18, 2015 (File No. 001-08454))

10.25Form of 2016-2018 Performance-Based Cash Award Agreement under the ACCO Brands Corporation Incentive Plan (incorporated by reference to Exhibit 10.35 to ACCO Brands Corporation's Annual Report on Form 10-K filed with the SEC on February 27, 2017 (File No. 001-08454))

10.26Form of Executive Officer Restricted Stock Unit Award Agreement under the ACCO Brands Corporation Incentive Plan (incorporated by reference to Exhibit 10.1 to ACCO Brands Corporation's Quarterly Report on Form 10-Q filed with the SEC on May 9, 2017 (File No. 001-08454))

Other Exhibits

21.1Subsidiaries of the Registrant*

23.1Consent of KPMG LLP*

24.1Power of attorney*

31.1Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

EXHIBIT INDEX

Number     Description of Exhibit

101
The following financial statements from the Company's Annual Report on Form 10-K for the year ended December 31, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2017 and 2016, (ii) the Consolidated Statements of Income for the years ended December 31, 2017, 2016 and 2015, (iii) the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2017, 2016 and 2015, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015, (v) Consolidated Statements of Stockholders Equity for the years ended December 31, 2017, 2016 and 2015, and (vi) related notes to those financial statements*

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
Kathleen D. Schnaedter
Senior Vice President and Chief Accounting Officer (principal accounting officer)
February 28, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on its behalf by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Boris Elisman	Chairman, President and Chief Executive Officer (principal executive officer)	February 28, 2018
Boris Elisman

/s/ Neal V. Fenwick	Executive Vice President and Chief Financial Officer (principal financial officer)	February 28, 2018
Neal V. Fenwick

/s/ Kathleen D. Schnaedter	Senior Vice President and Chief Accounting Officer (principal accounting officer)	February 28, 2018
Kathleen D. Schnaedter

/s/ James A. Buzzard*	Director	February 28, 2018
James A. Buzzard

/s/ Kathleen S. Dvorak*	Director	February 28, 2018
Kathleen S. Dvorak

Signature	Title	Date

/s/ Pradeep Jotwani*	Director	February 28, 2018
Pradeep Jotwani

/s/ Robert J. Keller*	Director	February 28, 2018
Robert J. Keller

/s/ Thomas Kroeger*	Director	February 28, 2018
Thomas Kroeger

/s/ Graciela Monteagudo*	Director	February 28, 2018
Graciela Monteagudo

/s/ Hans Michael Norkus*	Director	February 28, 2018
Hans Michael Norkus

/s/ E. Mark Rajkowski*	Director	February 28, 2018
E. Mark Rajkowski

/s/ Neal V. Fenwick
* Neal V. Fenwick as Attorney-in-Fact

ACCO Brands Corporation
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
SCHEDULE II

Allowances for Doubtful Accounts

Changes in the allowances for doubtful accounts were as follows:

	Year Ended December 31,
(in millions of dollars)	2017	2016	2015
Balance at beginning of year	$4.5	$4.8	$5.5
Additions charged to expense	—	0.2	3.2
Deductions - write offs	(1.1)	(0.8)	(3.5)
Acquisitions	1.7	0.1	—
Foreign exchange changes	0.3	0.2	(0.4)
Balance at end of year	$5.4	$4.5	$4.8

Allowances for Sales Returns and Discounts

Changes in the allowances for sales returns and discounts were as follows:

	Year Ended December 31,
(in millions of dollars)	2017	2016	2015
Balance at beginning of year	$9.4	$11.7	$12.0
Additions charged to expense	23.7	22.5	30.3
Deductions - returns	(24.5)	(24.9)	(30.4)
Acquisitions	0.8	—	—
Foreign exchange changes	0.3	0.1	(0.2)
Balance at end of year	$9.7	$9.4	$11.7

Allowances for Cash Discounts

Changes in the allowances for cash discounts were as follows:

	Year Ended December 31,
(in millions of dollars)	2017	2016	2015
Balance at beginning of year	$1.8	$2.2	$2.0
Additions charged to expense	22.9	13.6	14.2
Deductions - discounts taken	(22.6)	(14.1)	(13.9)
Acquisitions	0.8	0.2	—
Foreign exchange changes	0.1	(0.1)	(0.1)
Balance at end of year	$3.0	$1.8	$2.2

ACCO Brands Corporation
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
SCHEDULE II (Continued)

Warranty Reserves

Changes in the reserve for warranty claims were as follows:

	Year Ended December 31,
(in millions of dollars)	2017	2016	2015
Balance at beginning of year	$1.9	$1.7	$1.8
Provision for warranties issued	2.8	2.2	1.8
Deductions - settlements made (in cash or in kind)	(2.7)	(2.2)	(1.8)
Acquisitions	1.8	0.3	—
Foreign exchange changes	0.3	(0.1)	(0.1)
Balance at end of year	$4.1	$1.9	$1.7

Income Tax Valuation Allowance

Changes in the deferred tax valuation allowances were as follows:

	Year Ended December 31,
(in millions of dollars)	2017	2016	2015
Balance at beginning of year	$11.7	$22.1	$23.9
Charge for effect of U.S. Tax Act	15.1	—	—
Credits to expense	(0.7)	(0.7)	(0.3)
Charged (credited) to other accounts	1.2	(9.3)	(1.1)
Acquisitions	16.1	—	—
Foreign exchange changes	1.6	(0.4)	(0.4)
Balance at end of year	$45.0	$11.7	$22.1

See accompanying report of independent registered public accounting firm.