Form 10-Q
period 2018-03-31
ACCO BRANDS Corp
filed 2018-05-01
CIK 712034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2018

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

As of April 24, 2018, the registrant had outstanding 107,206,084 shares of Common Stock.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, particularly those anticipating future financial performance, business prospects, growth, operating strategies and similar matters are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements, which are generally identifiable by the use of the words "will," "believe," "expect," "intend," "anticipate," "estimate," "forecast," "project," "plan," and similar expressions, are subject to certain risks and uncertainties, are made as of the date hereof, and we undertake no duty or obligation to update them. Because actual results may differ materially from those suggested or implied by such forward-looking statements, you should not place undue reliance on them when deciding whether to buy, sell or hold the Company's securities.

Some of the factors that could affect our results or cause plans, actions and results to differ materially from current expectations are detailed in "Part I, Item 1. Business" and "Part I, Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2017, and the financial statement line item discussions set forth in "Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations" of this Quarterly Report on Form 10-Q and from time to time in our other Securities and Exchange Commission (the "SEC") filings.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ACCO Brands Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

	March 31, 2018	December 31, 2017
(in millions of dollars)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$122.7	$76.9
Accounts receivable, net	316.1	469.3
Inventories	294.5	254.2
Other current assets	51.5	29.2
Total current assets	784.8	829.6
Total property, plant and equipment	657.1	645.2
Less: accumulated depreciation	(376.8)	(366.7)
Property, plant and equipment, net	280.3	278.5
Deferred income taxes	132.9	137.9
Goodwill	667.9	670.3
Identifiable intangibles, net	838.1	839.9
Other non-current assets	50.7	42.9
Total assets	$2,754.7	$2,799.1
Liabilities and Stockholders' Equity
Current liabilities:
Notes payable	$0.7	$—
Current portion of long-term debt	42.0	43.2
Accounts payable	188.6	178.2
Accrued compensation	40.4	60.9
Accrued customer program liabilities	98.5	141.1
Accrued interest	6.8	1.2
Other current liabilities	112.1	113.8
Total current liabilities	489.1	538.4
Long-term debt, net	908.4	889.2
Deferred income taxes	174.8	177.1
Pension and post-retirement benefit obligations	268.3	275.5
Other non-current liabilities	149.1	144.8
Total liabilities	1,989.7	2,025.0
Stockholders' equity:
Common stock	1.1	1.1
Treasury stock	(33.9)	(26.4)
Paid-in capital	1,999.1	1,999.7
Accumulated other comprehensive loss	(467.4)	(461.1)
Accumulated deficit	(733.9)	(739.2)
Total stockholders' equity	765.0	774.1
Total liabilities and stockholders' equity	$2,754.7	$2,799.1

See Notes to Condensed Consolidated Financial Statements (Unaudited).

ACCO Brands Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
(in millions of dollars, except per share data)	2018	2017
Net sales	$405.8	$359.8
Cost of products sold	278.3	248.9
Gross profit	127.5	110.9
Operating costs and expenses:
Selling, general and administrative expenses	101.8	94.2
Amortization of intangibles	9.3	8.0
Restructuring charges	4.7	1.5
Total operating costs and expenses	115.8	103.7
Operating income	11.7	7.2
Non-operating expense (income):
Interest expense	9.4	9.8
Interest income	(1.0)	(1.3)
Non-operating pension income	(2.2)	(2.1)
Other (income) expense, net	(0.6)	0.7
Income before income tax	6.1	0.1
Income tax benefit	(4.3)	(3.5)
Net income	$10.4	$3.6

Per share:
Basic income per share	$0.10	$0.03
Diluted income per share	$0.09	$0.03

Weighted average number of shares outstanding:
Basic	106.8	108.3
Diluted	110.0	112.4

Dividends per common share	$0.06	$—

See Notes to Condensed Consolidated Financial Statements (Unaudited).

ACCO Brands Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
(in millions of dollars)	2018	2017
Net income	$10.4	$3.6
Other comprehensive (loss) income, net of tax:
Unrealized income (loss) on derivative instruments, net of tax (expense) benefit of $(0.3) and $0.7, respectively	0.6	(1.9)

Foreign currency translation adjustments, net of tax (expense) benefit of $(2.7) and $0.0, respectively	(4.3)	12.5

Recognition of deferred pension and other post-retirement items, net of tax benefit of $0.9 and $0.1, respectively	(2.6)	(0.5)
Other comprehensive (loss) income, net of tax	(6.3)	10.1

Comprehensive income	$4.1	$13.7

See Notes to Condensed Consolidated Financial Statements (Unaudited).

ACCO Brands Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(in millions of dollars)	2018	2017
Operating activities
Net income	$10.4	$3.6
Amortization of inventory step-up	—	0.9
Loss on disposal of assets	0.1	—
Depreciation	9.0	9.0
Amortization of debt issuance costs	0.5	1.4
Amortization of intangibles	9.3	8.0
Stock-based compensation	3.2	2.4
Changes in balance sheet items:
Accounts receivable	162.0	165.3
Inventories	(43.5)	(31.2)
Other assets	(8.0)	(0.8)
Accounts payable	8.8	(4.3)
Accrued expenses and other liabilities	(78.7)	(73.4)
Accrued income taxes	(12.7)	(15.5)
Net cash provided by operating activities	60.4	65.4
Investing activities
Additions to property, plant and equipment	(8.0)	(5.2)
Proceeds from the disposition of assets	—	0.1
Cost of acquisitions, net of cash acquired	—	(292.6)
Net cash used by investing activities	(8.0)	(297.7)
Financing activities
Proceeds from long-term borrowings	21.5	412.0
Repayments of long-term debt	(11.6)	(94.4)
Borrowings of notes payable, net	0.7	—
Payments for debt issuance costs	—	(3.4)
Dividends paid	(6.4)	—
Repurchases of common stock	(9.1)	—
Payments related to tax withholding for stock-based compensation	(7.4)	(9.2)
Proceeds from the exercise of stock options	5.3	1.4
Net cash (used) provided by financing activities	(7.0)	306.4
Effect of foreign exchange rate changes on cash and cash equivalents	0.4	1.3
Net increase in cash and cash equivalents	45.8	75.4
Cash and cash equivalents
Beginning of the period	76.9	42.9
End of the period	$122.7	$118.3

See Notes to Condensed Consolidated Financial Statements (Unaudited).

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

As used in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, the terms "ACCO Brands," "ACCO," the "Company," "we," "us," and "our" refer to ACCO Brands Corporation and its consolidated subsidiaries.

The management of ACCO Brands Corporation is responsible for the accuracy and internal consistency of the preparation of the condensed consolidated financial statements and notes contained in this Quarterly Report on Form 10-Q.

The condensed consolidated interim financial statements have been prepared pursuant to the rules and regulations of the SEC. Although the Company believes the disclosures are adequate to make the information presented not misleading, certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the U.S. ("GAAP") have been condensed or omitted pursuant to those rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

The Condensed Consolidated Balance Sheet as of March 31, 2018, the related Consolidated Statements of Income and the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2018 and 2017 and Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017 are unaudited. The December 31, 2017 Condensed Consolidated Balance Sheet data was derived from audited financial statements, but does not include all annual disclosures required by GAAP. The above referenced financial statements included herein were prepared by management and reflect all adjustments (consisting solely of normal recurring items unless otherwise noted) which are, in the opinion of management, necessary for the fair presentation of results of operations and cash flows for the interim periods ended March 31, 2018 and 2017, and the financial position of the Company as of March 31, 2018. Interim results may not be indicative of results for a full year.

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

In accordance with the adoption of the accounting standard ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, the Company has retrospectively revised the presentation of the non-service components of periodic pension income/cost to "Non-operating pension income" in the Consolidated Statements of Income. See "Note 2. Recent Accounting Pronouncements" for details on the new standard.

The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting periods. Actual results could differ from those estimates.

2. Recent Accounting Pronouncements

In February 2018, the Financial Accounting Standards Board (the "FASB") issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220). In December 2017, the Tax Cuts and Jobs Act (the "U.S. Tax Act") was signed into law. Prior to ASU 2018-02, GAAP required deferred tax assets and deferred tax liabilities to be adjusted for the effect of a change in tax laws or rates with the effect included in income from continuing operations in the reporting period including the enactment date. The U.S. Tax Act reduces the historical U.S corporate tax rate and the effect of that change is required to be included in income from continuing operations, even if the original tax effects were recorded in Accumulated Other Comprehensive Income ("AOCI"). This could cause some tax effects to become stranded in AOCI as they are not updated to reflect the new tax rate. This new standard allows a company to elect to reclass the stranded tax effects resulting from the U.S. Tax Act from AOCI to retained earnings. The adoption of the new standard may be applied in the period of adoption or retrospectively to each period(s) effected by the change in the corporate tax rate. The Company is currently in the process of evaluating the impact of adoption of ASU 2018-02 on the Company’s consolidated financial statements. ASU 2018-02 is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2018. Early adoption of the standard is permitted including adoption in any interim period for which financial statements have not been issued.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This ASU amends the existing accounting standard for leases. The amendments are intended to increase transparency and comparability among organizations by requiring recognition of lease assets and lease liabilities on the balance sheet and disclosure of key information about leasing arrangements. The new standard will be effective for annual periods beginning after December 15, 2018, including interim periods within that reporting period, and early application is permitted. The Company is currently evaluating the new guidance to determine the impact it will have on its consolidated financial statements and disclosures, but expects the impact to the Company’s Consolidated Balance Sheets to be significant. At this time, the Company does not expect adoption of ASU 2016-02 to have a material impact on its Consolidated Statements of Income as the majority of its leases will remain operating in nature. The Company is in the process of analyzing existing leases, practical expedients, and deploying its implementation strategy. The Company will adopt ASU 2016-02 at the beginning of its 2019 fiscal year.

Other than the items mentioned above, there are no other recently issued accounting standards that are expected to have a material effect on the Company’s financial condition, results of operations or cash flow.

Recently Adopted Accounting Standards

On January 1, 2018, we adopted the accounting standard ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The new standard requires presentation of all components of net periodic pension and postretirement benefit costs, other than service costs, in an income statement line item outside of a subtotal of income from operations. The service cost component will continue to be presented in the same line item as other employee compensation costs. The Company used the practical expedient which permits an employer to use the amounts disclosed in its pension disclosures as the basis for applying the retrospective presentation requirements. On this basis, the Company restated its operating income which was reduced by $8.5 million for the year ended December 31, 2017 and $2.1 million for the three months ended March 31, 2017.

On January 1, 2018, we adopted the accounting standard ASU 2014-09, Revenue from Contracts with Customers and all the related amendments (Topic 606) and applied it to contracts which were not completed as of January 1, 2018 using the modified retrospective method. A completed contract is one where all (or substantially all) of the revenue was recognized in accordance with the revenue guidance that was in effect before the date of initial application of ASU 2014-09. We recognized the cumulative effect of $1.6 million, net of tax, upon adopting ASU 2014-09 as an addition to opening retained earnings as of January 1, 2018. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

The majority of our revenue is recognized at a point in time, when control is transferred to our customer, which is usually when products are shipped or delivered based upon the specific terms contained within the agreement. Our general payment terms are usually within 30-90 days. We do not have any significant financing components.

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The cumulative effect of the changes on our January 1, 2018 opening Condensed Consolidated Balance Sheet due to the adoption of ASU 2014-09 were as follows:

(in millions of dollars)	Balance at December 31, 2017	Adjustments due to ASU 2014-09	Balance at January 1, 2018
Assets:
Inventories	$254.2	$(3.5)	$250.7
Other current assets	29.2	6.9	36.1

Liabilities and stockholders' equity:
Accrued customer program liabilities	141.1	1.1	142.2
Other current liabilities	113.8	0.1	113.9
Deferred income taxes	177.1	0.6	177.7
Accumulated deficit	(739.2)	1.6	(737.6)

The impact of the adoption of ASU 2014-09 on our Consolidated Statements of Income and Condensed Consolidated Balance Sheet for the three-month period ended March 31, 2018 was as follows:

	Three Months Ended March 31, 2018
(in millions of dollars)	As Reported	Balances without adoption of ASU 2014-09	Effect of Change Higher/(Lower)
Consolidated Statements of Income:
Net sales	$405.8	$405.7	$0.1
Cost of products sold	278.3	278.4	(0.1)
Net income	10.4	10.2	0.2

Condensed Consolidated Balance Sheet:
Assets:
Accounts receivable, net	316.1	313.8	2.3
Inventories	294.5	297.3	(2.8)
Other current assets	51.5	44.4	7.1

Liabilities and stockholders' equity:
Accrued customer program liabilities	98.5	97.9	0.6
Other current liabilities	112.1	108.5	3.6
Deferred income taxes	174.8	174.2	0.6
Accumulated deficit	(733.9)	(735.7)	1.8

See "Note 5. Revenue Recognition" for the required disclosures related to ASU 2014-09.

3. Acquisition

On January 31, 2017, ACCO Europe Limited ("ACCO Europe"), an indirect wholly-owned subsidiary of the Company, completed the Esselte Acquisition. The Esselte Acquisition was made pursuant to the share purchase agreement dated October 21, 2016, as amended (the "Purchase Agreement"), among ACCO Europe, the Company and an entity controlled by J. W. Childs (the "Seller").

With the acquisition of Esselte, ACCO Brands is a leading European manufacturer and marketer of branded consumer and

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

office products. Esselte takes products to market under the Leitz®, Rapid® and Esselte® brands in the storage and organization, stapling, punching, business machines and do-it-yourself tools product categories. The combination improved ACCO Brands’ scale and enhanced its position as an industry leader in Europe.

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

For accounting purposes, the Company is the acquiring enterprise. The Esselte Acquisition is being accounted for as a purchase combination and Esselte's results are included in the Company’s condensed consolidated financial statements as of February 1, 2017. Esselte contributed approximately $44.2 million of net sales for the month ended January 31, 2018.

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

In the fourth quarter of 2017, we finalized our fair value estimate of assets acquired and liabilities assumed as of the acquisition date. No additional adjustments to the goodwill related to the Esselte Acquisition will be recognized.

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The excess of the purchase price over the fair value of net assets acquired was allocated to goodwill. The goodwill of $106.5 million is primarily attributable to synergies expected to be realized from facility integration, headcount reduction and other operational streamlining activities, and from the existence of an assembled workforce.

During the three months ended March 31, 2017, transaction costs related to the Esselte Acquisition were $2.1 million. For the year ended December 31, 2017, transaction costs totaled $5.0 million. These costs were reported as selling, general and administrative expenses.

4. Long-term Debt and Short-term Borrowings

Notes payable and long-term debt, listed in order of the priority of security interests in assets of the Company, consisted of the following as of March 31, 2018 and December 31, 2017:

(in millions of dollars)	March 31, 2018	December 31, 2017
Euro Senior Secured Term Loan A, due January 2022 (floating interest rate of 1.50% at March 31, 2018 and 1.50% at December 31, 2017)	$350.6	$345.0
Australian Dollar Senior Secured Term Loan A, due January 2022 (floating interest rate of 3.44% at March 31, 2018 and 3.29% at December 31, 2017)	58.3	60.0
U.S. Dollar Senior Secured Revolving Credit Facility, due January 2022 (floating interest rate of 3.57% at March 31, 2018 and 3.53% at December 31, 2017)	56.5	48.9
Australian Dollar Senior Secured Revolving Credit Facility, due January 2022 (floating interest rate of 3.40% at March 31, 2018 and 3.28% at December 31, 2017)	91.4	85.0
Senior Unsecured Notes, due December 2024 (fixed interest rate of 5.25%)	400.0	400.0
Other borrowings	1.2	0.6
Total debt	958.0	939.5
Less:
Current portion	42.8	43.2
Debt issuance costs, unamortized	6.8	7.1
Long-term debt, net	$908.4	$889.2

In connection with the Esselte Acquisition, the Company entered into a Third Amended and Restated Credit Agreement (the "2017 Credit Agreement"), dated as of January 27, 2017, among the Company, certain subsidiaries of the Company, Bank of America, N.A., as administrative agent, and the other agents and various lenders party thereto. The 2017 Credit Agreement provides for a five-year senior secured credit facility, which consists of a €300.0 million (US$320.8 million based on January 27, 2017 exchange rates) term loan facility, a A$80.0 million (US$60.4 million based on January 27, 2017 exchange rates) term loan facility, and a US$400.0 million multi-currency revolving credit facility (the "2017 Revolving Facility").

As of March 31, 2018, there were $147.9 million in borrowings outstanding under the 2017 Revolving Facility. The remaining amount available for borrowings was $239.5 million (allowing for $12.6 million of letters of credit outstanding on that date).

As more fully described in the Company's 2017 Annual Report on Form 10-K, we must meet certain restrictive debt covenants under the senior secured credit facilities. The indenture governing our outstanding senior unsecured notes also contains certain covenants. As of and for the periods ended March 31, 2018 and December 31, 2017, the Company was in compliance with all applicable loan covenants.

5. Revenue Recognition

On January 1, 2018, the Company adopted the accounting standard ASU 2014-09, Revenue from Contracts with Customers and all related amendments (Topic 606), applying the modified retrospective transition method to all contracts that were not completed as of January 1, 2018. Results for reporting periods beginning after December 31, 2017 are presented under ASU 2014-09, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for the prior period. The Company recorded a net increase to beginning retained earnings of $1.6 million as of January 1, 2018 due to the

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

cumulative impact of adopting ASU 2014-09. The impact to revenues for the three months ended March 31, 2018 was immaterial as a result of adopting ASU 2014-09.

Revenue is recognized when control of the promised goods or services is transferred to our customers in an amount reflective of the consideration we expect to be receive in exchange for those goods or services. Taxes we collect concurrent with revenue producing activities are excluded from revenue. Incidental items incurred that are immaterial in the context of the contract are expensed. We have elected the practical expedient to not disclose contracts that have a term of 1 year or less.

Performance Obligations

At the inception of each contract, the Company assesses the products and services promised and identifies each distinct performance obligation. To identify the performance obligations, the Company considers all products and services promised regardless of whether they are explicitly stated or implied within the contract or by standard business practices.

Freight and distribution activities performed before the customer obtains control of the goods are not considered promised services under customer contracts and therefore are not distinct performance obligations. The Company has chosen to make an accounting policy election to account for shipping and handling activities that occur after the customer obtains control of the goods as a fulfillment activity, and therefore accrues the expense of freight and distribution in Cost of products sold when product is shipped.

Nature of our Products and Services

Products: For our products, we transfer control and recognize a sale when we either ship the product from our manufacturing facility or distribution center, procure the product from one of our vendors or upon delivery to a customer specified location depending upon the terms in the customer agreement. For consignment arrangements, revenue is not recognized until the products are sold to the end customer. The amount of consideration we receive and revenue we recognize is impacted by incentives ("Customer Program Costs"), including sales rebates; which are generally tied to achievement of certain sales volume levels, in-store promotional allowances, shared media and customer catalog allowances and other cooperative advertising arrangements; and freight allowance programs, offered to our customers; and allowance for returns and discounts. We generally recognize Customer Program Costs as a deduction to gross sales at the time that the associated revenue is recognized. We estimate discounts based upon an analysis of historical trends and record as reductions to "Net sales" and "Accounts receivable, net". We estimate and record a returns reserve, on a gross basis, as a reduction to "Net sales" and "Cost of products sold" with increases to "Other current liabilities" and "Inventories." We adjust our estimate of revenue when the most likely amount of consideration we expect to receive changes.

Service or Extended Maintenance Agreements ("EMAs"): Depending on the terms of a customer agreement, we may defer recognition of a portion of the consideration received because we have to satisfy a future obligation (e.g. EMAs). We use an observable price to determine the stand-alone selling price for separate performance obligations or a cost plus margin approach, for our separately priced service/maintenance agreements that extend mechanical and maintenance coverage beyond our base warranty coverage to our Print Finishing Solutions ("PFS") customers. These agreements range in duration from three months to 60 months, but are primarily one year or less. We receive payment at inception of the EMAs and recognize revenue over the term of the agreement on a straight line basis or bill on a monthly/quarterly basis. As of January 1, 2018, $5.2 million of unearned revenue associated with outstanding contracts was primarily reported in "Other current liabilities". $3.9 million of unearned revenue was recognized during the three months ended March 31, 2018. As of March 31, 2018, the amount of unearned revenue was $5.0 million. We expect to recognize approximately $4.3 million of the unearned amount in the next 12 months and $0.7 million in future periods beyond the next 12 months.

Disaggregation of Revenues

In accordance with ASU 2014-09, the following table disaggregates revenue from contracts with customers into regional geographies. The Company has determined that disaggregating revenue into these categories provides appropriate disclosure and achieves associated objectives to depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The following table presents our revenue disaggregated by regional geography(1), based upon our reporting segments for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
(in millions of dollars)	2018	2017
United States	$144.4	$154.7
Canada	21.2	20.2
ACCO Brands North America	165.6	174.9

ACCO Brands EMEA(2)	154.5	96.5

Australia/N.Z.	39.8	43.2
Latin America	33.5	33.2
Asia-Pacific	12.4	12.0
ACCO Brands International	85.7	88.4
Net sales	$405.8	$359.8

(1) Net sales are attributed to geographic areas based on the location of the selling subsidiaries.
(2) ACCO Brands EMEA is comprised largely of Europe, but also includes export sales to the Middle East and Africa.

The following table presents our revenue disaggregated by the timing of revenue recognition for the three months ended March 31, 2018:

Three Months Ended March 31,
(in millions of dollars)	2018
Product and Services transferred at a point in time	$391.4
Product and Services transferred over time	14.4
Net sales	$405.8

6. Pension and Other Retiree Benefits

The components of net periodic benefit (income) cost for pension and post-retirement plans for the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended March 31,
	Pension				Post-retirement
	U.S.		International
(in millions of dollars)	2018	2017	2018	2017	2018	2017
Service cost	$0.4	$0.3	$0.5	$0.3	$—	$—
Interest cost	1.7	1.8	3.4	2.9	—	—
Expected return on plan assets	(2.9)	(3.1)	(5.9)	(4.9)	—	—
Amortization of net loss (gain)	0.6	0.5	0.9	0.7	(0.1)	(0.1)
Amortization of prior service cost (credit)	0.1	0.1	—	—	—	—
Net periodic benefit (income) expense(1)	$(0.1)	$(0.4)	$(1.1)	$(1.0)	$(0.1)	$(0.1)

(1)	The components, other than service cost, are included in the line "Non-operating pension income" in the Consolidated Statements of Income.

We expect to contribute approximately $20.3 million to our defined benefit plans in 2018. For the three months ended March 31, 2018, we have already contributed $11.3 million to these plans.

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

7. Stock-Based Compensation

The following table summarizes our stock-based compensation expense (including stock options, restricted stock units ("RSUs") and performance stock units ("PSUs")) for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
(in millions of dollars)	2018	2017
Stock option compensation expense	$0.5	$0.6
RSU compensation expense	0.9	1.0
PSU compensation expense	1.8	0.8
Total stock-based compensation expense	$3.2	$2.4

We generally recognize compensation expense for stock-based awards ratably over the vesting period. During the first quarter of 2018, the Company's Board of Directors approved a stock compensation grant which consisted of 769,477 stock options, 387,789 RSUs and 747,996 PSUs.

The following table summarizes our unrecognized compensation expense and the weighted-average period over which the expense will be recognized as of March 31, 2018:

	March 31, 2018
	Unrecognized	Weighted Average
	Compensation	Years Expense To Be
(in millions of dollars, except weighted average years)	Expense	Recognized Over
Stock options	$5.0	2.6
RSUs	$8.6	2.4
PSUs	$17.8	2.1

8. Inventories

The components of inventories were as follows:

(in millions of dollars)	March 31, 2018	December 31, 2017
Raw materials	$45.3	$38.2
Work in process	4.5	4.1
Finished goods	244.7	211.9
Total inventories	$294.5	$254.2

9. Goodwill and Identifiable Intangible Assets

Goodwill

As more fully described in the Company’s 2017 Annual Report on Form 10-K, we test goodwill for impairment at least annually and on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. The Company performed this annual assessment, on a qualitative basis, as allowed by GAAP, in the second quarter of 2017 and concluded that no impairment existed.

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Changes in the net carrying amount of goodwill by segment were as follows:

(in millions of dollars)	ACCO Brands North America	ACCO Brands EMEA	ACCO Brands International	Total

Balance at December 31, 2017	$375.6	$129.4	$165.3	$670.3
Translation	—	(2.4)	—	(2.4)
Balance at March 31, 2018	$375.6	$127.0	$165.3	$667.9

The goodwill balance is net of $215.1 million of accumulated impairment losses.

Identifiable Intangible Assets

The gross carrying value and accumulated amortization by class of identifiable intangible assets as of March 31, 2018 and December 31, 2017 were as follows:

	March 31, 2018				December 31, 2017
(in millions of dollars)	Gross Carrying Amounts	Accumulated Amortization		Net Book Value	Gross Carrying Amounts	Accumulated Amortization		Net Book Value
Indefinite-lived intangible assets:
Trade names	$603.1	$(44.5)	(1)	$558.6	$599.5	$(44.5)	(1)	$555.0
Amortizable intangible assets:
Trade names	196.6	(62.1)		134.5	195.3	(59.4)		135.9
Customer and contractual relationships	245.4	(105.7)		139.7	243.0	(99.3)		143.7
Patents	5.9	(0.6)		5.3	5.8	(0.5)		5.3
Subtotal	447.9	(168.4)		279.5	444.1	(159.2)		284.9
Total identifiable intangibles	$1,051.0	$(212.9)		$838.1	$1,043.6	$(203.7)		$839.9

(1)	Accumulated amortization prior to the adoption of authoritative guidance on goodwill and indefinite-lived intangible assets, at which time further amortization ceased.

The Company’s intangible amortization expense was $9.3 million and $8.0 million for the three months ended March 31, 2018 and 2017, respectively.

Estimated amortization expense for amortizable intangible assets as of March 31, 2018 for the current year and the next five years are as follows:

(in millions of dollars)	2018	2019	2020	2021	2022	2023
Estimated amortization expense(2)	$34.3	$30.8	$27.3	$23.8	$20.3	$18.2

(2)
Actual amounts of amortization expense may differ from estimated amounts due to changes in foreign currency exchange rates, additional intangible asset acquisitions, impairment of intangible assets, accelerated amortization of intangible assets and other events.

We test indefinite-lived intangibles for impairment at least annually and on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. We performed this annual assessment, on a qualitative basis, as allowed by GAAP, for the majority of indefinite-lived trade names in the second quarter of 2017 and concluded that no impairment existed. For the Mead® indefinite-lived trade name that is not substantially above its carrying values, we performed a quantitative test in the second quarter of 2017. A 1.5% long-term growth rate and a 10.5% discount rate were used. We concluded that the Mead® trade name was not impaired. The fair value of the Mead® trade name was less than 30% above its carrying value as of the second quarter of 2017 test. As of March 31, 2018, the carrying value of the Mead® trade name was $113.3 million.

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

10. Restructuring

During the first quarter of 2018, the Company recorded restructuring expenses of $4.7 million, primarily related to additional changes to the operating structure of the ACCO Brands North America segment and the continued integration of Esselte within the ACCO Brands EMEA segment. Not included in these numbers are exit costs and liabilities associated with exiting a leased facility of $2.4 million and a contract related termination of $0.1 million that were not recorded yet, pursuant to GAAP rules.

During 2017, cost savings initiatives undertaken by the Company in 2016 to further enhance its operations in the ACCO Brands North America segment were expanded to include the realignment of the operating structure of our former Computer Products Group and other projects to enhance the future long-term performance of the North America business.

For the three months ended March 31, 2018 and 2017, we recorded restructuring charges of $4.7 million and $1.5 million, respectively.

The summary of the activity in the restructuring account for the three months ended March 31, 2018 was as follows:

(in millions of dollars)	Balance at December 31, 2017	Provision	Cash Expenditures	Non-cash Items/ Currency Change	Balance at March 31, 2018
Employee termination costs(1)	$12.0	$3.8	$(2.6)	$0.3	$13.5
Termination of lease agreements(2)	0.8	0.9	(0.7)	—	1.0
Other(3)	0.5	—	(0.1)	(0.1)	0.3
Total restructuring liability	$13.3	$4.7	$(3.4)	$0.2	$14.8

(1) We expect the remaining $13.5 million employee termination costs to be substantially paid in the next fifteen months.
(2) We expect the remaining $1.0 million termination of lease costs to be substantially paid in the next twelve months.
(3) We expect the remaining $0.3 million of other costs, principally contract exit costs, to be substantially paid in the next nine months.

The summary of the activity in the restructuring account for the three months ended March 31, 2017 was as follows:

(in millions of dollars)	Balance at December 31, 2016	Esselte Acquisition (4)	Provision	Cash Expenditures	Balance at March 31, 2017
Employee termination costs	$1.4	$1.4	$1.3	$(0.4)	$3.7
Termination of lease agreements	0.1	2.0	0.2	(0.1)	2.2
Other	—	0.1	—	(0.1)	—
Total restructuring liability	$1.5	$3.5	$1.5	$(0.6)	$5.9

(4) Restructuring liabilities assumed in the Esselte Acquisition.

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

11. Income Taxes

The reconciliation of income taxes for the three months ended March 31, 2018 and 2017, computed at the U.S. federal statutory income tax rate, compared to our effective income tax rate, was as follows:

	Three Months Ended March 31,
(in millions of dollars)	2018	2017
Income tax expense computed at U.S. statutory income tax rate (21% and 35%, respectively)	$1.3	$—
Interest on Brazilian Tax Assessment	0.3	0.7
Partial release of reserve for the Brazilian Tax Assessment	(5.6)	—
Excess tax benefit from stock-based compensation	(2.5)	(5.3)
Net operating losses not benefited	1.0	0.4
Miscellaneous	1.2	0.7
Income tax benefit as reported	$(4.3)	$(3.5)
Effective tax rate	NM	NM

For the three months ended March 31, 2018, we recorded an income tax benefit of $4.3 million on income before taxes of $6.1 million. The net tax benefit for the three months ended March 31, 2018 was primarily due to (1) the partial release of $5.6 million of the reserve for the Brazil Tax Assessment (see below) due to the expiration of the statute of limitations, and (2) excess tax benefit of $2.5 million from the realization of stock-based compensation related tax deductions. Additionally, the low effective tax rate for 2018 includes tax impacts attributable to the U.S. Tax Act, which was signed into law on December 22, 2017.

For the three months ended March 31, 2017, we recorded an income tax benefit of $3.5 million on income before taxes of $0.1 million. The low effective tax rate for the three months ended March 31, 2017 was primarily due to the excess tax benefit of $5.3 million from the realization of stock-based compensation related tax deductions.

The U.S. federal statute of limitations remains open for the year 2014 and forward. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from 2 to 5 years. Years still open to examination by foreign tax authorities in major jurisdictions include Australia (2013 forward), Brazil (2012 forward), Canada (2009 forward), Germany (2011 forward), Sweden (2011 forward) and the U.K. (2016 forward). We are currently under examination in certain foreign jurisdictions.

Tax Reform

On December 22, 2017, the U.S. Tax Act was signed into law. The U.S. Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to: (i) reducing the future U.S. federal corporate tax rate from 35 percent to 21 percent; (ii) requiring companies to pay a one-time transition tax on certain undistributed earnings of foreign subsidiaries (the "Transition Toll Tax"); and (iii) bonus depreciation that will allow for full expensing of qualified property.

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

The SEC staff issued Staff Accounting Bulletin ("SAB") 118, which provides guidance on accounting for the tax effects of the U.S. Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the enactment date for companies to complete the related accounting under ASC 740, Accounting for Income Taxes. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the U.S. Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for a certain income tax effect of the U.S. Tax Act is incomplete, but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the U.S. Tax Act.

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The Company’s accounting for certain components of the U.S. Tax Act is not complete. However, the Company was able to make reasonable estimates of the effects and recorded provisional estimates for these items. Changes in tax rates and tax laws are accounted for in the period of enactment. Therefore, during the year ended December 31, 2017, we recorded a net tax benefit totaling $25.7 million related to our provisional estimate of the impact of the U.S. Tax Act. The benefit consists of an expense of $24.0 million, net of foreign tax credit carryforwards of $14.0 million, for the one-time Transition Toll Tax and a net benefit of $49.7 million in connection with the revaluation of the deferred tax assets and liabilities resulting from the decrease in the U.S. corporate tax rate.

During the three months ended March 31, 2018, we have made no adjustments to the provisional amounts recorded at December 31, 2017. However, the ultimate impact of the U.S. Tax Act may differ from the current estimates, possibly materially, due to changes in interpretations and assumptions the Company has made, future guidance that may be issued by the U.S. Treasury Department, the Internal Revenue Service, and other standard-setting bodies, or actions the Company may take. Adjustments to the provisional amounts may materially affect our provision for income taxes and effective tax rate in the period in which the adjustments are made. Accounting for the tax effects of the U.S. Tax Act will be completed prior to December 31, 2018.

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

Recently, the final administrative appeal of the Second Assessment was decided against the Company. We intend to challenge this decision in court. In connection with the judicial challenge, we are required to post security to guarantee payment of the Second Assessment, which represents $24.6 million of the current reserve, should we not prevail. The First Assessment is still being challenged through established administrative procedures.

We believe we have meritorious defenses and intend to vigorously contest these matters; however, there can be no assurances that we will ultimately prevail. The ultimate outcome will not be determined until the Brazilian tax appeal process is complete, which is expected to take a number of years. In addition, Tilibra's 2012 tax year remains open and subject to audit, and there can be no assurances that we will not receive additional tax assessments regarding the goodwill for 2012. The time limit for issuing an assessment for 2012 will expire in January 2019. If the FRD's initial position is ultimately sustained, the amount assessed would materially and adversely affect our cash flow in the year of settlement.

Because there is no settled legal precedent on which to base a definitive opinion as to whether we will ultimately prevail, we consider the outcome of this dispute to be uncertain. Since it is not more likely than not that we will prevail, in 2012, we recorded a reserve in the amount of $44.5 million (at December 31, 2012 exchange rates) in consideration of this contingency, of which $43.3 million was recorded as an adjustment to the purchase price and which included the 2007-2012 tax years plus penalties and interest through December 2012. Included in this reserve is an assumption of penalties at 75%, which is the standard penalty. While there is a possibility that a penalty of 150% could be imposed in connection with the First Assessment, based on the facts in our case and existing precedent, we believe the likelihood of a 150% penalty is not more likely than not as of March 31, 2018. We will continue to actively monitor administrative and judicial court decisions and evaluate their impact, if any, on our legal assessment of the ultimate outcome of our case. In addition, we will continue to accrue interest related to this contingency until such time as the outcome is known or until evidence is presented that we are more likely than not to prevail. The time limit for issuing an assessment for 2011 expired in January 2018 and we did not receive an assessment; we have therefore reversed $5.6 million of reserves related to 2011. During the three months ended March 31, 2018 and 2017, we accrued additional interest as a charge to current income tax expense of $0.3 million and $0.7 million, respectively. At current exchange rates, our accrual through March 31, 2018, including tax, penalties and interest is $33.4 million.

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

12. Earnings per Share

Total outstanding shares as of March 31, 2018 and 2017 were 107.8 million and 109.5 million, respectively. Under our stock repurchase program, for the three months ended March 31, 2018 we repurchased and retired 0.8 million shares. No shares were repurchased during the three months ended March 31, 2017. For each of the three months ended March 31, 2018 and 2017, we acquired 0.6 million and 0.7 million shares, respectively related to tax withholding for share-based compensation. The calculation of basic earnings per share of common stock is based on the weighted average number of shares of common stock outstanding in the year, or period, over which they were outstanding. Our calculation of diluted earnings per share of common stock assumes that any shares of common stock outstanding were increased by shares that would be issued upon exercise of those stock units for which the average market price for the period exceeds the exercise price less the shares that could have been purchased by the Company with the related proceeds, including compensation expense measured but not yet recognized.

	Three Months Ended March 31,
(in millions)	2018	2017
Weighted-average number of shares of common stock outstanding - basic	106.8	108.3
Stock options	1.2	1.5
Restricted stock units	2.0	2.6
Adjusted weighted-average shares and assumed conversions — diluted	110.0	112.4

Awards of potentially dilutive shares of common stock, which have exercise prices that were higher than the average market price during the period, are not included in the computation of dilutive earnings per share as their effect would have been anti-dilutive. For the three months ended March 31, 2018 and 2017, the number of anti-dilutive shares were approximately 2.8 million and 2.3 million, respectively.

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

Forward currency contracts are used to hedge foreign denominated inventory purchases for Europe, Australia, Canada and Japan, and are designated as cash flow hedges. Unrealized gains and losses on these contracts are deferred in accumulated other comprehensive income (loss) ("AOCI") until the contracts are settled and the underlying hedged transactions relating to inventory purchases are recognized, at which time the deferred gains or losses will be reported in the "Cost of products sold" line in the "Consolidated Statements of Income." As of March 31, 2018 and December 31, 2017, we had cash-flow-designated foreign exchange contracts outstanding with a U.S. dollar equivalent notional value of $119.9 million and $93.5 million, respectively.

Forward currency contracts used to hedge foreign denominated intercompany loans are not designated as hedging instruments. Gains and losses on these derivative instruments are recognized within "Other (income) expense, net" in the "Consolidated

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Statements of Income" and are largely offset by the change in the current translated value of the hedged item. The periods of the forward foreign exchange contracts correspond to the periods of the hedged transactions, and do not extend beyond March 2019, except for one relating to intercompany loans which extends to December 2020. As of March 31, 2018 and December 31, 2017, we had undesignated foreign exchange contracts outstanding with a U.S. dollar equivalent notional value of $96.1 million and $95.0 million, respectively.

The following table summarizes the fair value of our derivative financial instruments as of March 31, 2018 and December 31, 2017:

	Fair Value of Derivative Instruments
	Derivative Assets			Derivative Liabilities
(in millions of dollars)	Balance Sheet Location	March 31, 2018	December 31, 2017	Balance Sheet Location	March 31, 2018	December 31, 2017
Derivatives designated as hedging instruments:
Foreign exchange contracts	Other current assets	$1.8	$0.5	Other current liabilities	$0.7	$0.5
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current assets	0.4	0.4	Other current liabilities	1.2	0.7
Foreign exchange contracts	Other non-current assets	32.2	24.2	Other non-current liabilities	32.2	24.2
Total derivatives		$34.4	$25.1		$34.1	$25.4
The following tables summarize the pre-tax effect of our derivative financial instruments on the condensed consolidated financial statements for the three months ended March 31, 2018 and 2017:

	The Effect of Derivative Instruments in Cash Flow Hedging Relationships on the Consolidated Financial Statements
	Amount of Gain (Loss) Recognized in AOCI (Effective Portion)		Location of (Gain) Loss Reclassified from AOCI to Income	Amount of (Gain) Loss Reclassified from AOCI to Income (Effective Portion)
	Three Months Ended March 31,			Three Months Ended March 31,
(in millions of dollars)	2018	2017		2018	2017
Cash flow hedges:
Foreign exchange contracts	$(0.3)	$(1.5)	Cost of products sold	$1.2	$(1.1)

	The Effect of Derivatives Not Designated as Hedging Instruments on the Consolidated Statements of Operations
	Location of (Gain) Loss Recognized in Income on Derivatives	Amount of (Gain) Loss Recognized in Income
		Three Months Ended March 31,
(in millions of dollars)		2018	2017
Foreign exchange contracts	Other (income) expense, net	$0.4	$(0.8)

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

We have determined that our financial assets and liabilities described in "Note 13. Derivative Financial Instruments" are Level 2 in the fair value hierarchy. The following table sets forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2018 and December 31, 2017:

(in millions of dollars)	March 31, 2018	December 31, 2017
Assets:
Forward currency contracts	$34.4	$25.1
Liabilities:
Forward currency contracts	$34.1	$25.4

Our forward currency contracts are included in "Other current assets," "Other non-current assets," "Other current liabilities" or "Other non-current liabilities" and do not extend beyond March 2019, except for one which extends to December 2020. The forward foreign currency exchange contracts are primarily valued based on the foreign currency spot and forward rates quoted by banks or foreign currency dealers. As such, these derivative instruments are classified within Level 2.

The fair values of cash and cash equivalents, notes payable to banks, accounts receivable and accounts payable approximate carrying amounts due principally to their short maturities. The carrying amount of total debt was $958.0 million and $939.5 million and the estimated fair value of total debt was $960.0 million and $951.5 million at March 31, 2018 and December 31, 2017, respectively. The fair values are determined from quoted market prices, where available, and from investment bankers using current interest rates considering credit ratings and the remaining time to maturity.

15. Accumulated Other Comprehensive Income (Loss)

Accumulated Other Comprehensive Income (Loss) is defined as net income (loss) and other changes in stockholders’ equity from transactions and other events from sources other than stockholders. The components of, and changes in, accumulated other comprehensive income (loss), net of tax were as follows:

(in millions of dollars)	Derivative Financial Instruments	Foreign Currency Adjustments	Unrecognized Pension and Other Post-retirement Benefit Costs	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2017	$0.2	$(305.4)	$(155.9)	$(461.1)
Other comprehensive loss before reclassifications, net of tax	(0.3)	(4.3)	(3.8)	(8.4)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	0.9	—	1.2	2.1
Balance at March 31, 2018	$0.8	$(309.7)	$(158.5)	$(467.4)

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The reclassifications out of accumulated other comprehensive income (loss) for the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended March 31,
	2018	2017
(in millions of dollars)	Amount Reclassified from Accumulated Other Comprehensive Income		Location on Income Statement
Details about Accumulated Other Comprehensive Income Components
(Loss) gain on cash flow hedges:
Foreign exchange contracts	$(1.2)	$1.1	Cost of products sold
Tax benefit (expense)	0.3	(0.4)	Income tax benefit
Net of tax	$(0.9)	$0.7
Defined benefit plan items:
Amortization of actuarial loss	$(1.4)	$(1.1)	(1)
Amortization of prior service cost	(0.1)	(0.1)	(1)
Total before tax	(1.5)	(1.2)
Tax benefit	0.3	0.3	Income tax benefit
Net of tax	$(1.2)	$(0.9)

Total reclassifications for the period, net of tax	$(2.1)	$(0.2)

(1)
These accumulated other comprehensive income components are included in the computation of net periodic benefit cost for pension and post-retirement plans (See "Note 6. Pension and Other Retiree Benefits" for additional details).

16. Information on Business Segments

The Company has three operating business segments each of which is comprised of different geographic regions. The Company's three segments are as follows:

Operating Segment	Geography
ACCO Brands North America	United States and Canada
ACCO Brands EMEA	Europe, Middle East and Africa
ACCO Brands International	Australia/N.Z., Latin America and Asia-Pacific

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

ACCO Brands EMEA

The ACCO Brands EMEA segment is comprised largely of Europe, but also includes export sales to the Middle East and Africa. The Company is a leading branded supplier of consumer and business products under brands such as Derwent®, Esselte®, GBC®, Kensington®, Leitz®, NOBO®, Rapid®, and Rexel®. The ACCO Brands EMEA segment designs, manufactures or sources and distributes storage and organization products (such as lever-arch binders, sheet protectors and indexes), stapling, punching, laminating, binding and shredding products, do-it-yourself tools, and computer accessories, among others, which are primarily used in businesses, homes and schools.

ACCO Brands International

The ACCO Brands International segment is comprised of Australia/N.Z., Latin America and Asia-Pacific where the Company is a leading branded supplier of consumer and business products under brands such as Artline®, GBC®, Kensington®, Marbig®, Quartet®, Rexel®, Tilibra®, and Wilson Jones®, among others. The ACCO Brands International segment designs, sources or manufactures and distributes school notebooks, calendars, whiteboards, storage and organization products (such as three-ring binders, sheet protectors and indexes), stapling, punching, laminating, binding and shredding products, writing instruments, and janitorial supplies, among others, which are primarily used in businesses, schools and homes. The majority of revenue in this segment is related to consumer products and is associated with the "back-to-school" season and calendar year-end purchases; we expect sales of consumer products to become an increasingly greater percentage of our revenue as they are faster growing than most business-related products.

Customers

We distribute our products through a wide variety of retail and commercial channels to ensure that our products are readily and conveniently available for purchase by consumers and other end-users, wherever they prefer to shop. These channels include mass retailers; e-tailers; discount, drug/grocery and variety chains; warehouse clubs; hardware and specialty stores; independent office product dealers; office superstores; and contract stationers. We also sell directly to commercial and consumer end-users through our e-commerce platform and our direct sales organization.

Net sales by business segment for the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended March 31,
(in millions of dollars)	2018	2017
ACCO Brands North America	$165.6	$174.9
ACCO Brands EMEA	154.5	96.5
ACCO Brands International	85.7	88.4
Net sales	$405.8	$359.8

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Operating income by business segment for the three months ended March 31, 2018 and 2017 was as follows:

	Three Months Ended March 31,
(in millions of dollars)	2018	2017
ACCO Brands North America	$2.9	$5.8
ACCO Brands EMEA	14.1	3.6
ACCO Brands International	5.8	10.1
Segment operating income	22.8	19.5
Corporate	(11.1)	(12.3)
Operating income(1)	11.7	7.2
Interest expense	9.4	9.8
Interest income	(1.0)	(1.3)
Non-operating pension income	(2.2)	(2.1)
Other (income) expense, net	(0.6)	0.7
Income before income tax	$6.1	$0.1

(1)
Operating income as presented in the segment table above is defined as i) net sales; ii) less cost of products sold; iii) less advertising, selling, general and administrative expenses; iv) less amortization of intangibles; and v) less restructuring charges.

17. Commitments and Contingencies

Pending Litigation - Brazil Tax Assessment

In connection with our May 1, 2012 acquisition of the Mead C&OP business, we assumed all of the tax liabilities for the acquired foreign operations including Tilibra Produtos de Papelaria Ltda. ("Tilibra"). For further information see, "Note 11. Income Taxes - Income Tax Assessment - Tilibra" for details on tax assessments issued by the FRD against Tilibra, which challenged the tax deduction of goodwill from Tilibra's taxable income for the years 2007 through 2010.

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

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

18. Subsequent Events

On May 1, 2018, the Company's Board of Directors declared a cash dividend of $0.06 per share on its common stock. The dividend is payable on June 20, 2018 to stockholders of record as of the close of business on June 1, 2018. The declaration and payment of future dividends will be at the discretion of the Board of Directors and will be dependent upon, among other things, the Company's financial position, results of operations, cash flows, debt covenant compliance, anticipated liquidity needs, and other factors.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three months ended March 31, 2018 and 2017 should be read in conjunction with the unaudited condensed consolidated financial statements of ACCO Brands Corporation and the accompanying notes contained therein.

Overview of the Company

ACCO Brands is a designer, marketer and manufacturer of recognized consumer and end-user demanded brands used in businesses, schools, and homes. Our widely known brands include AT-A-GLANCE®, Derwent®, Esselte®, Five Star®, GBC®, Hilroy®, Kensington®, Leitz®, Marbig®, Mead®, NOBO®, Quartet®, Rapid®, Rexel®, Swingline®, Tilibra® and Wilson Jones®. More than 80% of our net sales come from brands that occupy the number-one or number-two positions in the select product categories in which we compete. We distribute our products through a wide variety of retail and commercial channels to ensure that our products are readily and conveniently available for purchase by consumers and other end-users, wherever they prefer to shop. These channels include mass retailers, e-tailers, discount, drug/grocery and variety chains; warehouse clubs; hardware and specialty stores; independent office product dealers; office superstores; and contract stationers. Our products are sold primarily in the U.S., Europe, Australia, Canada, Brazil and Mexico. For the year ended December 31, 2017, approximately 55% of our sales were outside the U.S., up from 43% in 2016. This increase was the result of the Esselte and Pelikan Artline acquisitions, which further extended our geographic reach.

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

Esselte Group Holdings AB Acquisition

On January 31, 2017, the Company completed the acquisition (the "Esselte Acquisition") of Esselte. Accordingly, the results of Esselte are included in the Company's condensed consolidated financial statements from February 1, 2017 forward and are reported in all three of the Company's segments, but primarily in the ACCO Brands EMEA segment. The acquisition of Esselte made ACCO Brands a leading European manufacturer and marketer of branded consumer and office products and improved ACCO Brands' scale. Esselte products are primarily marketed under the Leitz®, Rapid® and Esselte® brands in the storage and organization, stapling, punching, binding and laminating equipment and do-it-yourself tools product categories.

For further information on the Esselte Acquisition, see "Note 3. Acquisition" to the condensed consolidated financial statements contained in Item 1. of this report.

OVERVIEW OF PERFORMANCE

Our financial results for the three months ended March 31, 2018 reflect the significant benefit of the Esselte Acquisition, which was completed on January 31, 2017. The inclusion of the Esselte January 2018 results are largely reflected in our EMEA segment.

Foreign currency translation also impacted our consolidated financial statements favorably for the three months ended March 31, 2018. Where necessary we adjust sales prices to cover inflationary impacts of currency fluctuation on our cost of products sold.

Consolidated Results of Operations for the Three Months Ended March 31, 2018 and March 31, 2017:

	Three Months Ended March 31,		Amount of Change
(in millions of dollars, except per share data)	2018	2017	$	%/pts
Net sales	$405.8	$359.8	$46.0	13%
Cost of products sold	278.3	248.9	29.4	12%
Gross profit	127.5	110.9	16.6	15%
Gross profit margin	31.4%	30.8%		0.6	pts
Selling, general and administrative expenses	101.8	94.2	7.6	8%
Amortization of intangibles	9.3	8.0	1.3	16%
Restructuring charges	4.7	1.5	3.2	213%
Operating income	11.7	7.2	4.5	63%
Operating income margin	2.9%	2.0%		0.9	pts
Interest expense	9.4	9.8	(0.4)	(4)%
Interest income	(1.0)	(1.3)	(0.3)	(23)%
Non-operating pension income	(2.2)	(2.1)	0.1	5%
Other (income) expense, net	(0.6)	0.7	1.3	NM
Income tax benefit	(4.3)	(3.5)	0.8	23%
Effective tax rate	NM	NM		NM	pts
Net income	10.4	3.6	6.8	189%
Weighted average number of diluted shares outstanding:	110.0	112.4	(2.4)	(2)%
Diluted income per share	$0.09	$0.03	$0.06	200%

Net Sales

Net sales of $405.8 million, including $44.2 million from the additional month of sales of Esselte, were up $46.0 million, or 13%, from $359.8 million in the prior-year period. Foreign currency translation increased sales by $17.0 million in the current-year period. Comparable net sales, excluding the one month of sales from Esselte and foreign currency translation, decreased 4% driven by declines in the North America segment primarily due to customer inventory reductions and lost placement, mostly of low-margin commodity products.

Cost of Products Sold

Cost of products sold includes all manufacturing, product sourcing and distribution costs, including depreciation related to assets used in the manufacturing, procurement and distribution process, allocation of certain information technology costs supporting those processes, inbound and outbound freight, shipping and handling costs, purchasing costs associated with materials and packaging used in the production processes, and inventory valuation adjustments. Cost of products sold of $278.3 million was up $29.4 million, or 12%, from $248.9 million in the prior-year period. Foreign currency translation increased cost of products sold by $11.0 million in the current-year period. Underlying cost of products sold, excluding foreign currency translation, increased due to the inclusion of the results of Esselte for the month of January, partially offset by lower comparable net sales.

Gross Profit

We believe that gross profit and gross profit margin provide enhanced shareholder understanding of our underlying operating profit drivers. Gross profit of $127.5 million was up $16.6 million, or 15%, from $110.9 million in the prior-year period. Foreign currency translation increased gross profit by $6.0 million in the current-year period. Underlying gross profit, excluding foreign currency translation, increased due to the inclusion of the results of Esselte for the month of January, partially offset by lower comparable net sales.

Gross profit as a percent of net sales increased to 31.4% from 30.8%. The increase was primarily due to higher pricing in the EMEA segment.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") include advertising, marketing, selling (including commissions), research and development, customer service, depreciation related to assets outside the manufacturing and distribution processes and all other general and administrative expenses outside the manufacturing and distribution functions (e.g., finance, human resources, and information technology). SG&A of $101.8 million was up $7.6 million, or 8%, from $94.2 million in the prior-year period. Foreign currency translation increased SG&A by $3.8 million in the current-year period. The current-year period includes $1.6 million of integration costs related to the Esselte Acquisition. The prior-year period included $4.4 million in integration and transaction costs related primarily to the Esselte Acquisition. Underlying SG&A, excluding transaction and integration costs, and foreign currency translation, increased due to the inclusion of the results of Esselte for the month of January, partially offset by cost and synergy savings.

As a percentage of net sales, SG&A decreased to 25.1% from 26.2% in the prior-year period, primarily due to lower integration and transaction costs incurred in the current-year period and restructuring and synergy savings.

Amortization of Intangibles

Amortization of intangibles was $9.3 million, up $1.3 million, or 16%, from $8.0 million in the prior-year period. The increase was due to the inclusion of the results of Esselte for the month of January.

Restructuring Charges

Restructuring charges in the current-year period of $4.7 million, primarily related to additional changes to the operating structure of the ACCO Brands North America segment and the continued integration of Esselte within the ACCO Brands EMEA segment. Restructuring charges in the prior-year period of $1.5 million related primarily to the realignment of the operating structure of our former Computer Products Group and other projects to enhance the future long-term performance of the North America business.

Operating Income

Operating income of $11.7 million was up $4.5 million, or 63%, from $7.2 million in the prior-year period. Foreign currency translation increased operating income by $1.6 million, or 22%, in the current-year period. Underlying operating income, excluding transaction and integration costs and foreign currency translation, increased primarily due to the inclusion of the results of Esselte for the month of January.

Interest Expense and Other (Income) Expense, Net

Interest expense of $9.4 million was down $0.4 million, or 4%, from $9.8 million in the prior-year period. The decrease was primarily due to lower average debt outstanding in the current-year period resulting from principal repayments primarily in the second half of 2017.

Other (income) expense, net was income of $0.6 million compared to an expense of $0.7 million in the prior-year period. The prior-year period included $0.3 million from the write-off of debt issuance costs and other costs associated with the Company's refinancing in connection with the Esselte Acquisition in the first quarter of 2017.

Income Taxes

For the current-year period, income tax benefit was $4.3 million on income before taxes of $6.1 million. The current-year period includes a $5.6 million benefit resulting from the partial release of the reserve for the Brazilian Tax Assessment due to the expiration of the statute of limitations for the 2011 tax year, and $2.5 million of excess tax benefits from stock-based compensation. See "Note 11. Income Taxes -Income Tax Assessment - Tilibra" to the condensed consolidated financial statements contained in Item 1. of this report for additional details on the Brazilian Tax Assessment. For the prior-year period, income tax benefit was $3.5 million on income before taxes of $0.1 million and included $5.3 million of excess tax benefits from stock-based compensation.

Net Income

Net income of $10.4 million was up $6.8 million, or 189%, from $3.6 million in the prior-year period. Diluted income per share was $0.09, up $0.06, or 200% from $0.03 per diluted share in the prior-year period. The increase in net income was primarily driven by the inclusion of the results of Esselte for the month of January.

Segment Net Sales and Operating Income for the Three Months Ended March 31, 2018 and March 31, 2017:

	Three Months Ended March 31, 2018			Amount of Change Compared to the Three Months Ended March 31, 2017
	Net Sales	Segment Operating Income (A)	Segment Operating Income Margin	Net Sales	Net Sales	Segment Operating Income	Segment Operating Income	Margin Points

(in millions of dollars)				$	%	$	%
ACCO Brands North America	$165.6	$2.9	1.8%	$(9.3)	(5)%	$(2.9)	(50)%	(150)
ACCO Brands EMEA	154.5	14.1	9.1%	58.0	60%	10.5	292%	540
ACCO Brands International	85.7	5.8	6.8%	(2.7)	(3)%	(4.3)	(43)%	(460)
Total	$405.8	$22.8		$46.0		$3.3

	Three Months Ended March 31, 2017
	Net Sales	Segment Operating Income (A)	Segment Operating Income Margin

(in millions of dollars)
ACCO Brands North America	$174.9	$5.8	3.3%
ACCO Brands EMEA	96.5	3.6	3.7%
ACCO Brands International	88.4	10.1	11.4%
Total	$359.8	$19.5
(A) Segment operating income excludes corporate costs. See "Part I, Item 1. Note 16. Information on Business Segments," for a reconciliation of total Segment operating income to "Income before income tax."

ACCO Brands North America

ACCO Brands North America net sales of $165.6 million, including $0.9 million from the additional month of sales of Esselte, were down $9.3 million, or 5%, from $174.9 million in the prior-year period. Foreign currency translation increased sales by $0.9 million, or 1%, in the current-year period. Comparable net sales, excluding Esselte and foreign currency translation, decreased 6% primarily due to customer inventory reductions and lost placement, mostly of low-margin commodity products.

ACCO Brands North America operating income of $2.9 million was down $2.9 million, or 50%, from $5.8 million in the prior-year period, and operating income margin decreased to 1.8% from 3.3%. Operating income decreased due to lower sales and gross margins and higher restructuring charges ($1.8 million in the current-year period compared to $1.3 million in the prior-year period), partially offset by cost savings.

During the first quarter we began to see rising commodity costs, in part from increased tariffs in the U.S., which impact our purchase costs for paper, wire, steel and aluminum, together with increases in fuel and carrier rates. While these cost increases have not affected current reported performance, we plan to raise our prices to help offset the potential future impact.

ACCO Brands EMEA

ACCO Brands EMEA net sales of $154.5 million, including $42.7 million from the additional month of sales of Esselte, were up $58.0 million, or 60%, from $96.5 million in the prior-year period. Foreign currency translation increased sales by $13.7 million, or 14%, in the current-year period. Comparable net sales, excluding Esselte and foreign currency translation, increased 2% due to higher customer purchases as customers built inventory, growth in computer products and sales synergies from the Esselte Acquisition. Negatively impacting comparable net sales was the earlier timing of the Easter holiday, which occurred at the end of the first quarter of 2018 versus in the second quarter of 2017. The underlying Esselte business was flat for the quarter as growth in January was offset by declines in March that were largely driven by the Easter holiday.

ACCO Brands EMEA operating income of $14.1 million was up $10.5 million, or 292%, from $3.6 million in the prior-year period, and operating income margin increased to 9.1% from 3.7%. Foreign currency translation increased operating income by $1.3 million, or 36%, in the current-year period. Underlying operating income, excluding foreign currency translation, increased due to the inclusion of the results of Esselte for the month of January and higher gross margins and synergy savings, partially offset by increased restructuring charges and integration costs in the current-year period ($3.3 million in the current-year period compared to $1.1 million in the prior-year period).

ACCO Brands International

ACCO Brands International net sales of $85.7 million, including $0.6 million from the additional month of sales of Esselte, were down $2.7 million, or 3%, from $88.4 million in the prior-year period. Foreign currency translation increased sales by $2.4 million, or 3%, in the current-year period. Comparable net sales, excluding Esselte and foreign currency translation, decreased 7% as growth in Brazil was offset by declines in Australia/N.Z., due to lost listings and the effect of the merger of two large customers during the quarter, as well as declines in Mexico and Asia-Pacific.

ACCO Brands International operating income of $5.8 million was down $4.3 million, or 43%, from $10.1 million in the prior-year period and operating income margin decreased to 6.8% from 11.4%. Foreign currency translation increased operating income by $0.3 million in the current-year period. Underlying operating income, excluding foreign currency translation, decreased due to lower comparable net sales and gross margins resulting from higher distribution costs associated with warehouse and IT system consolidation in Australia/N.Z. These factors were partially offset by synergy savings.

SUPPLEMENTAL NON-GAAP FINANCIAL MEASURE

To supplement our consolidated financial statements presented in accordance with generally accepted accounting principles in the U.S. ("GAAP"), we provide investors with the non-GAAP financial measure "Comparable Net Sales Change at Constant Currency."

Comparable Net Sales Change at Constant Currency

We provide comparable net sales change at constant currency in order to facilitate comparisons of our historical sales results as well as highlight the underlying sales trends in our business. We use this non-GAAP financial measure in the internal evaluation and management of our business. We believe this measure provides management and investors with a more complete understanding of our underlying sales results and trends, and enhances the overall understanding of our past sales performance and our future prospects.

We calculate comparable net sales by excluding the effect of acquisitions and by translating the current-period foreign operation net sales at prior-year currency rates.

The following table provides a reconciliation of GAAP net sales change as reported to non-GAAP comparable net sales at constant currency:

	Amount of Change - Three Months Ended March 31, 2018 compared to the Three Months Ended March 31, 2017
	$ Change - Sales
		Non-GAAP
	GAAP			Comparable
	Net Sales	Currency		Net Sales
	Change	Translation	Acquisition	Change
ACCO Brands North America	$(9.3)	$0.9	$0.9	$(11.1)
ACCO Brands EMEA	58.0	13.7	42.7	1.6
ACCO Brands International	(2.7)	2.4	0.6	(5.7)
Total	$46.0	$17.0	$44.2	$(15.2)

	% Change - Sales
		Non-GAAP
	GAAP			Comparable
	Net Sales	Currency		Net Sales
	Change	Translation	Acquisition	Change
ACCO Brands North America	(5)%	1%	1%	(6)%
ACCO Brands EMEA	60%	14%	44%	2%
ACCO Brands International	(3)%	3%	1%	(7)%
Total	13%	5%	12%	(4)%

Liquidity and Capital Resources

Our primary liquidity needs are to service indebtedness, fund capital and support working capital requirements. Our principal sources of liquidity are cash flows from operating activities, cash and cash equivalents held and seasonal borrowings under our 2017 Revolving Facility. As of March 31, 2018, there were $147.9 million in borrowings under our $400.0 million 2017 Revolving Facility and the amount available for borrowings was $239.5 million (allowing for $12.6 million of letters of credit outstanding on that date).

We maintain adequate financing arrangements at market rates. Because of the seasonality of our business, we typically generate much of our cash flow in the first, third and fourth quarters, as accounts receivables are collected, and use cash in the second quarter to fund working capital in order to support the North America back-to-school season. Our Brazilian business is highly seasonal due to the timing of the back-to-school season, which coincides with the calendar year-end in the fourth quarter. Due to various tax laws, it is costly to transfer short-term working capital in and out of Brazil; therefore, our normal practice is to hold seasonal cash requirements in Brazil, and invest it in short-term Brazilian government securities. Consolidated cash and cash equivalents was $122.7 million as of March 31, 2018, approximately $84 million of which was held in Brazil.

On February 12, 2018, the Company's Board of Directors approved the initiation of a cash dividend program under which the Company will pay a regular quarterly cash dividend of $0.06 per share on its common stock ($0.24 per share on an annualized basis). The first dividend was payable on March 21, 2018 to stockholders of record as of the close of business on March 1, 2018. The declaration and payment of future dividends will be at the discretion of the Board of Directors and will be dependent upon, among other things, the Company's financial position, results of operations, cash flows and other factors.

In addition, on February 14, 2018, the Company announced that its Board of Directors had approved an authorization to repurchase up to an additional $100 million in shares of its common stock. As of March 31, 2018, the Company had $174.7 million remaining of its authorizations.

Our priorities for cash flow use over the near term, after funding business operations, including restructuring expenditures, are debt reduction, dividends, stock repurchases and to fund strategic acquisitions. Additionally, income tax payments are anticipated to increase to $52 million for the 2018 year, versus $35 million paid in the 2017 year, largely as the U.S. has exhausted the benefit of net operating loss generated tax assets.

The current senior secured credit facilities have a weighted average interest rate of 2.23% as of March 31, 2018 and our senior unsecured notes have a fixed interest rate of 5.25%.

Restructuring and Integration Activities

From time to time the Company may implement restructuring, realignment or cost-reduction plans and activities, including those related to integrating acquired businesses.

During the three months ended March 31, 2018, the Company recorded an aggregate $4.7 million in restructuring expenses primarily related to additional changes to the operating structure of the ACCO Brands North America segment and the continued integration of Esselte within the ACCO Brands EMEA segment. For additional details, see "Note 10. Restructuring" to the condensed consolidated financial statements contained in Item 1. of this report.

In addition, during the three months ended March 31, 2018, the Company recorded an aggregate $1.6 million in non-restructuring integration expenses related to the integration of the ACCO Brands and Esselte operations.

Consistent with our previous communications about the Esselte Acquisition, the Company currently expects it will record approximately $4 million for integration activities and $2.5 million in additional restructuring expenses over the balance of 2018 that were not recorded yet, pursuant to GAAP rules. As integration plans are still being finalized, it is not possible to reasonably estimate the nature or timing of these restructuring and integration charges or the timing of their associated cash outflows.

Cash Flow for the Three Months Ended March 31, 2018 and March 31, 2017

Cash Flow from Operating Activities

Cash provided by operating activities during the three months ended March 31, 2018 of $60.4 million was generated principally from net working capital (accounts receivable, inventories, accounts payable) which was only slightly less than the prior year. The overall decrease of $5.0 million from the $65.4 million provided in the comparable 2017 period, was partly driven by pension contributions in 2018 of $11.3 million which were higher than the $6.8 million contributed in 2017 primarily due to a decision to accelerate payments of contributions for the 2018 year to maximize tax deductibility. Regarding working capital, accounts receivable contributed $162.0 million, which reflects our seasonally strong fourth quarter sales, and was slightly less than was collected in the prior-year period. The use of cash for inventory of $43.5 million was higher than the prior-year period of $31.2 million due to the timing of seasonal inventory builds for certain commodity materials and the timing of customer purchases in the prior year. The source of cash provided by accounts payable of $8.8 million in 2018, which compared to a use of $4.3 million in the prior-year period, was due to higher inventory levels in 2018 and a higher than normal level of post-acquisition payments in 2017 following the acquisition of Esselte. In addition, significant employee annual incentive payments made in the first quarter, which, along with interest and tax payments, were broadly in line with those made during the prior year.

The table below shows our cash flow from accounts receivable, inventories and accounts payable for the three months ended March 31, 2018 and 2017:

	Three Months Ended
(in millions of dollars)	March 31, 2018	March 31, 2017
Accounts receivable	$162.0	$165.3
Inventories	(43.5)	(31.2)
Accounts payable	8.8	(4.3)
Cash flow provided by net working capital	$127.3	$129.8

Cash Flow from Investing Activities

Cash used by investing activities was $8.0 million and $297.7 million for the three months ended March 31, 2018 and 2017, respectively. The 2017 cash outflow reflects $292.6 million of purchase price, net of cash acquired, in connection with the Esselte Acquisition. For further details, see "Note 3. Acquisition" to the condensed consolidated financial statements contained in Item 1. of this report. Capital expenditures were $8.0 million and $5.2 million for the three months ended March 31, 2018 and 2017, respectively, with the increase versus the prior-year period driven by information technology systems-related investments.

Cash Flow from Financing Activities

Cash used by financing activities was $7.0 million for the three months ended March 31, 2018, compared to $306.4 million provided for the same period of 2017. Cash used in 2018 includes $11.2 million for repurchases of our common stock and payments related to tax withholding for stock-based compensation, net of proceeds received from the exercise of stock options, and $6.4 million for payment of dividends, partially offset by incremental net borrowings of $9.9 million.

Cash provided in 2017 reflects proceeds from net long-term borrowings of $317.6 million largely in connection with the Esselte Acquisition. Additionally, we used cash of $7.8 million for payments related to tax withholding for stock-based compensation, net of proceeds received from the exercise of stock options, and $3.4 million of debt issuance costs associated with the first quarter 2017 debt refinancing in connection with the Esselte Acquisition.

Credit Facilities and Notes Covenants

As of and for the periods ended March 31, 2018 and December 31, 2017, the Company was in compliance with all applicable loan covenants.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk" of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. There have been no material changes to Foreign Exchange Risk Management or Interest Rate Risk Management in the quarter ended March 31, 2018 or through the date of this report.

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

(b) Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are various claims, lawsuits and pending actions against us incidental to our operations, including the income tax assessment against our Brazilian subsidiary, Tilibra Produtos de Papelaria Ltda (the "Brazilian Tax Assessment"), which is more fully described in our Annual Report on Form 10-K for the year ended December 31, 2017 and in "Part I, Item 1. Note 11. Income Taxes - Income Tax Assessment - Tilibra" to the Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q. It is the opinion of management that (other than the Brazilian Tax Assessment) the ultimate resolution of these matters will not have a material adverse effect on our consolidated financial condition, results of operations or cash flow. However, there is no assurance that we will ultimately be successful in our defense of any of these matters or that an adverse outcome in any matter will not affect our results of operations, financial condition or cash flow.

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in "Part I, Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not applicable.

(b) Not applicable.

(c) Common Stock Purchases

The following table provides information about our purchases of equity securities during the quarter ended March 31, 2018:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
January 1, 2018 to January 31, 2018	184,282	$12.27	184,282	$81,703,514
February 1, 2018 to February 28, 2018	465,756	11.62	465,756	176,290,730
March 1, 2018 to March 31, 2018	122,414	12.85	122,414	174,718,137
Total	772,452	$11.97	772,452	$174,718,137

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

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows and (v) related notes to those financial statements*

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
Kathleen D. Schnaedter
Senior Vice President and Chief Accounting Officer (principal accounting officer)
Date: May 1, 2018