Form 10-Q
period 2018-06-30
ACCO BRANDS Corp
filed 2018-07-31
CIK 712034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2018

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

As of July 24, 2018, the registrant had outstanding 104,488,160 shares of Common Stock.

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

Some of the factors that could affect our results or cause plans, actions and results to differ materially from current expectations are detailed in "Part I, Item 1. Business" and "Part I, Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2017, as updated under "Part II, Item 1A. Risk Factors" of this Quarterly Report on Form 10-Q, and the financial statement line item discussions set forth in "Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations" of this Quarterly Report on Form 10-Q and from time to time in our other Securities and Exchange Commission (the "SEC") filings.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ACCO Brands Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

	June 30, 2018	December 31, 2017
(in millions of dollars)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$139.2	$76.9
Accounts receivable, net	432.2	469.3
Inventories	319.2	254.2
Other current assets	53.4	29.2
Total current assets	944.0	829.6
Total property, plant and equipment	642.2	645.2
Less: accumulated depreciation	(375.9)	(366.7)
Property, plant and equipment, net	266.3	278.5
Deferred income taxes	118.1	137.9
Goodwill	685.1	670.3
Identifiable intangibles, net	801.1	839.9
Other non-current assets	33.0	42.9
Total assets	$2,847.6	$2,799.1
Liabilities and Stockholders' Equity
Current liabilities:
Notes payable	$0.2	$—
Current portion of long-term debt	59.5	43.2
Accounts payable	231.2	178.2
Accrued compensation	39.1	60.9
Accrued customer program liabilities	108.0	141.1
Accrued interest	1.5	1.2
Other current liabilities	104.3	113.8
Total current liabilities	543.8	538.4
Long-term debt, net	1,011.2	889.2
Deferred income taxes	170.0	177.1
Pension and post-retirement benefit obligations	248.9	275.5
Other non-current liabilities	125.4	144.8
Total liabilities	2,099.3	2,025.0
Stockholders' equity:
Common stock	1.1	1.1
Treasury stock	(33.9)	(26.4)
Paid-in capital	1,962.5	1,999.7
Accumulated other comprehensive loss	(466.6)	(461.1)
Accumulated deficit	(714.8)	(739.2)
Total stockholders' equity	748.3	774.1
Total liabilities and stockholders' equity	$2,847.6	$2,799.1

See Notes to Condensed Consolidated Financial Statements (Unaudited).

ACCO Brands Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions of dollars, except per share data)	2018	2017	2018	2017
Net sales	$498.8	$490.0	$904.6	$849.8
Cost of products sold	336.4	321.2	614.7	570.1
Gross profit	162.4	168.8	289.9	279.7
Operating costs and expenses:
Selling, general and administrative expenses	100.0	104.2	201.8	198.4
Amortization of intangibles	8.5	9.0	17.8	17.0
Restructuring charges	2.1	12.3	6.8	13.8
Total operating costs and expenses	110.6	125.5	226.4	229.2
Operating income	51.8	43.3	63.5	50.5
Non-operating expense (income):
Interest expense	9.9	10.8	19.3	20.6
Interest income	(1.4)	(2.0)	(2.4)	(3.3)
Non-operating pension income	(2.3)	(2.1)	(4.5)	(4.2)
Other expense (income), net	1.6	(1.5)	1.0	(0.8)
Income before income tax	44.0	38.1	50.1	38.2
Income tax expense	18.3	14.6	14.0	11.1
Net income	$25.7	$23.5	$36.1	$27.1

Per share:
Basic income per share	$0.24	$0.21	$0.34	$0.25
Diluted income per share	$0.24	$0.21	$0.33	$0.24

Weighted average number of shares outstanding:
Basic	106.1	109.5	106.4	108.9
Diluted	108.0	111.9	109.0	112.1

Dividends per common share	$0.06	$—	$0.12	$—

See Notes to Condensed Consolidated Financial Statements (Unaudited).

ACCO Brands Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions of dollars)	2018	2017	2018	2017
Net income	$25.7	$23.5	$36.1	$27.1
Other comprehensive income (loss), net of tax:
Unrealized income (loss) on derivative instruments, net of tax (expense) benefit of $(1.1) and $0.6 and $(1.4) and $1.3, respectively	2.9	(1.6)	3.5	(3.5)

Foreign currency translation adjustments, net of tax (expense) benefit of $(0.1) and $4.2 and $(2.8) and $4.2, respectively	(9.8)	(19.3)	(14.1)	(6.8)

Recognition of deferred pension and other post-retirement items, net of tax (expense) benefit of $(2.4) and $0.7 and $(1.5) and $0.8, respectively	7.7	(2.7)	5.1	(3.2)
Other comprehensive income (loss), net of tax	0.8	(23.6)	(5.5)	(13.5)

Comprehensive income (loss)	$26.5	$(0.1)	$30.6	$13.6

See Notes to Condensed Consolidated Financial Statements (Unaudited).

ACCO Brands Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(in millions of dollars)	2018	2017
Operating activities
Net income	$36.1	$27.1
Amortization of inventory step-up	—	0.9
Loss on disposal of assets	0.1	—
Depreciation	17.5	17.8
Amortization of debt issuance costs	1.0	1.9
Amortization of intangibles	17.8	17.0
Stock-based compensation	7.2	7.8
Loss on debt extinguishment	0.3	—
Changes in balance sheet items:
Accounts receivable	7.8	51.2
Inventories	(74.7)	(75.0)
Other assets	(8.4)	(13.7)
Accounts payable	60.0	40.2
Accrued expenses and other liabilities	(66.7)	(58.5)
Accrued income taxes	(4.5)	(8.8)
Net cash (used) provided by operating activities	(6.5)	7.9
Investing activities
Additions to property, plant and equipment	(17.0)	(13.0)
Proceeds from the disposition of assets	—	0.2
Cost of acquisitions, net of cash acquired	—	(292.6)
Net cash used by investing activities	(17.0)	(305.4)
Financing activities
Proceeds from long-term borrowings	210.4	473.8
Repayments of long-term debt	(54.5)	(104.8)
Borrowings of notes payable, net	0.3	—
Payments for debt issuance costs	—	(3.5)
Dividends paid	(12.7)	—
Repurchases of common stock	(50.2)	(6.0)
Payments related to tax withholding for stock-based compensation	(7.4)	(9.2)
Proceeds from the exercise of stock options	6.2	2.8
Net cash provided by financing activities	92.1	353.1
Effect of foreign exchange rate changes on cash and cash equivalents	(6.3)	3.7
Net increase in cash and cash equivalents	62.3	59.3
Cash and cash equivalents
Beginning of the period	76.9	42.9
End of the period	$139.2	$102.2

See Notes to Condensed Consolidated Financial Statements (Unaudited).

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

As used in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, the terms "ACCO Brands," "ACCO," the "Company," "we," "us," and "our" refer to ACCO Brands Corporation and its consolidated subsidiaries.

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

The Condensed Consolidated Balance Sheet as of June 30, 2018, the related Consolidated Statements of Income and the Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2018 and 2017 and Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017 are unaudited. The December 31, 2017 Condensed Consolidated Balance Sheet data was derived from audited financial statements, but does not include all annual disclosures required by GAAP. The above referenced financial statements included herein were prepared by management and reflect all adjustments (consisting solely of normal recurring items unless otherwise noted) which are, in the opinion of management, necessary for the fair presentation of results of operations and cash flows for the interim periods ended June 30, 2018 and 2017, and the financial position of the Company as of June 30, 2018. Interim results may not be indicative of results for a full year.

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

In accordance with the adoption of the accounting standard ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, the Company has retrospectively revised the presentation reclassifying the non-service components of periodic pension income/cost to "Non-operating pension income" in the Consolidated Statements of Income. See "Note 2. Recent Accounting Pronouncements" for details on the new standard.

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

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

In August 2017, the FASB issued ASU No. 2017-12, Derivative and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities. The new standard improves certain aspects of the hedge accounting model, including making more risk management strategies eligible for hedge accounting and simplifying the assessment of hedge effectiveness. The Company is currently in the process of assessing the impact of adoption of ASU 2017-12 on the Company's consolidated financial statements. The Company will adopt ASU 2017-12 at the beginning of its 2019 fiscal year.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This ASU amends the existing accounting standard for leases. The amendments are intended to increase transparency and comparability among organizations by requiring recognition of lease assets and lease liabilities on the balance sheet and disclosure of key information about leasing arrangements. The new standard will be effective for annual periods beginning after December 15, 2018, including interim periods within that reporting period, and early application is permitted. The Company is currently evaluating the new guidance to determine the impact it will have on its consolidated financial statements and disclosures, but expects the impact to the Company’s Consolidated Balance Sheets to be material. At this time, the Company does not expect the adoption of ASU 2016-02 to have a material impact on its Consolidated Statements of Income. The Company is in the process of analyzing existing leases, practical expedients, and deploying its implementation strategy. The Company will adopt ASU 2016-02 at the beginning of its 2019 fiscal year.

Other than the items mentioned above, there are no other recently issued accounting standards that are expected to have a material effect on the Company’s financial condition, results of operations or cash flow.

Recently Adopted Accounting Standards

On January 1, 2018, we adopted the accounting standard ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The new standard requires presentation of all components of net periodic pension and postretirement benefit costs, other than service costs, in an income statement line item included in "Non-operating expense (income)." The service cost component will continue to be presented selling, general and administrative expenses ("SG&A"). The Company used the practical expedient which permits an employer to use the amounts disclosed in its pension disclosures as the basis for applying the retrospective presentation requirements. On this basis, the Company restated its operating income, which was reduced by $8.5 million for the year ended December 31, 2017. For the three and six months ended June 30, 2017 the restated amounts were $2.1 million and $4.2 million, respectively.

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

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The cumulative effect of the changes on our January 1, 2018 opening Condensed Consolidated Balance Sheet due to the adoption of ASU 2014-09 was as follows:

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

The impact of the adoption of ASU 2014-09 on our Consolidated Statements of Income and Condensed Consolidated Balance Sheet for the three and six-month periods ended June 30, 2018 was as follows:

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
(in millions of dollars)	As Reported	Balances without adoption of ASU 2014-09	Effect of Change Higher/(Lower)	As Reported	Balances without adoption of ASU 2014-09	Effect of Change Higher/(Lower)
Consolidated Statements of Income:
Net sales	$498.8	$499.3	$(0.5)	$904.6	$905.0	$(0.4)
Cost of products sold	336.4	336.5	(0.1)	614.7	614.9	(0.2)
Income tax expense	18.3	18.4	(0.1)	14.0	14.1	(0.1)
Net income	25.7	26.0	(0.3)	36.1	36.2	(0.1)

Condensed Consolidated Balance Sheet:
Assets:
Accounts receivable, net				432.2	429.1	3.1
Inventories				319.2	322.6	(3.4)
Other current assets				53.4	46.9	6.5

Liabilities and stockholders' equity:
Accrued customer program liabilities				108.0	107.7	0.3
Other current liabilities				104.3	100.4	3.9
Deferred income taxes				170.0	169.5	0.5
Accumulated deficit				(714.8)	(716.3)	1.5

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

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Following the acquisition of Esselte, ACCO Brands is a leading European manufacturer and marketer of branded consumer and office products. The Esselte Acquisition added the Leitz®, Rapid® and Esselte® brands in the storage and organization, stapling, punching, business machines and do-it-yourself tools product categories to the Company's portfolio. The combination improved ACCO Brands’ scale and enhanced its position as an industry leader in Europe.

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

For accounting purposes, the Company was the acquiring enterprise. The Esselte Acquisition was accounted for as a purchase combination and Esselte's results are included in the Company’s condensed consolidated financial statements as of February 1, 2017. The January 2018 net sales for Esselte were $44.2 million. Esselte contributed $98.2 million and $166.8 million of net sales for the three and six months ended June 30, 2017, respectively.

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

During the three and six months ended June 30, 2017, transaction costs related to the Esselte Acquisition were $1.3 million and $3.4 million, respectively. For the year ended December 31, 2017, transaction costs totaled $5.0 million. These costs were reported as SG&A expenses.

4. Long-term Debt and Short-term Borrowings

Notes payable and long-term debt, listed in order of the priority of security interests in assets of the Company, consisted of the following as of June 30, 2018 and December 31, 2017:

(in millions of dollars)	June 30, 2018	December 31, 2017
Euro Senior Secured Term Loan A, due January 2022 (floating interest rate of 1.50% at June 30, 2018 and 1.50% at December 31, 2017)	$323.2	$345.0
Australian Dollar Senior Secured Term Loan A, due January 2022 (floating interest rate of 3.63% at June 30, 2018 and 3.29% at December 31, 2017)	54.8	60.0
U.S. Dollar Senior Secured Revolving Credit Facility, due January 2022 (floating interest rate of 4.29% at June 30, 2018 and 3.53% at December 31, 2017)	243.3	48.9
Australian Dollar Senior Secured Revolving Credit Facility, due January 2022 (floating interest rate of 3.58% at June 30, 2018 and 3.28% at December 31, 2017)	80.1	85.0
Senior Unsecured Notes, due December 2024 (fixed interest rate of 5.25%)	375.0	400.0
Other borrowings	0.6	0.6
Total debt	1,077.0	939.5
Less:
Current portion	59.7	43.2
Debt issuance costs, unamortized	6.1	7.1
Long-term debt, net	$1,011.2	$889.2

In connection with the Esselte Acquisition, the Company entered into a Third Amended and Restated Credit Agreement (the "2017 Credit Agreement"), dated as of January 27, 2017, among the Company, certain subsidiaries of the Company, Bank of America, N.A., as administrative agent, and the other agents and various lenders party thereto. The 2017 Credit Agreement provides for a five-year senior secured credit facility, which consists of a €300.0 million (US$320.8 million based on January 27, 2017 exchange rates) term loan facility, an A$80.0 million (US$60.4 million based on January 27, 2017 exchange rates) term loan facility, and a US$400.0 million multi-currency revolving credit facility (the "2017 Revolving Facility").

As of June 30, 2018, there were $323.4 million in borrowings outstanding under the 2017 Revolving Facility. The remaining amount available for borrowings as of June 30, 2018, was $64.6 million (allowing for $12.0 million of letters of credit outstanding on that date). In July 2018, the size of the 2017 Revolving Facility was increased. See "Note 18. Subsequent Events" for details.

During the second quarter of 2018, the Company repurchased $25.0 million of its Senior Unsecured Notes at par.

As described in the Company's 2017 Annual Report on Form 10-K, we must meet certain restrictive debt covenants under the senior secured credit facilities. The indenture governing our outstanding senior unsecured notes also contains certain covenants. As of and for the periods ended June 30, 2018 and December 31, 2017, the Company was in compliance with all applicable loan covenants.

5. Revenue Recognition

On January 1, 2018, the Company adopted the accounting standard ASU 2014-09, Revenue from Contracts with Customers and all related amendments (Topic 606), applying the modified retrospective transition method to all contracts that were not completed as of January 1, 2018. Results for reporting periods beginning after December 31, 2017 are presented under ASU

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

2014-09, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for the prior period. The Company recorded a net increase to beginning retained earnings of $1.6 million as of January 1, 2018 due to the cumulative impact of adopting ASU 2014-09. The impact of adopting ASU 2014-09 to our financial statements as of, and for the three and six months ended June 30, 2018 was immaterial.

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

Freight and distribution activities performed before the customer obtains control of the goods are not considered promised services under customer contracts and therefore are not distinct performance obligations. The Company has chosen to account for shipping and handling activities as a fulfillment activity, and therefore accrues the expense of freight and distribution in "Cost of products sold" when product is shipped.

Nature of our Products and Services

Products: For our products, we transfer control and recognize a sale when we either ship the product from our manufacturing facility or distribution center, procure the product from one of our vendors, or upon delivery to a customer specified location depending upon the terms in the customer agreement. For consignment arrangements, revenue is not recognized until the products are sold to the end customer. The amount of consideration we receive and revenue we recognize is impacted by incentives ("Customer Program Costs"), including sales rebates (which are generally tied to achievement of certain sales volume levels); in-store promotional allowances; shared media and customer catalog allowances; other cooperative advertising arrangements; freight allowance programs offered to our customers; and allowance for discounts and returns. We recognize Customer Program Costs as a deduction to gross sales at the time that the associated revenue is recognized. We estimate discounts based upon an analysis of historical trends and record as reductions to "Net sales" and "Accounts receivable, net". We estimate and record a returns reserve, on a gross basis, as a reduction to "Net sales" and "Cost of products sold" with increases to "Other current liabilities" and "Inventories." We adjust our estimate of revenue when the most likely amount of consideration we expect to receive changes.

Service or Extended Maintenance Agreements ("EMAs"): Depending on the terms of the EMA, we may defer recognition of the consideration received for any unsatisified obligations. We use an observable price to determine the stand-alone selling price for separate performance obligations or a cost plus margin approach, for our separately priced service/maintenance agreements that extend mechanical and maintenance coverage beyond our base warranty coverage to our Print Finishing Solutions customers. These agreements range in duration from three months to 60 months, however, most agreements are one year or less. We generally receive payment at inception of the EMAs and recognize revenue over the term of the agreement on a straight line basis. As of January 1, 2018, there was $5.2 million of unearned revenue associated with outstanding EMAs, primarily reported in "Other current liabilities". During the three and six months ended June 30, 2018, $3.9 million and $7.8 million of the unearned revenue was recognized, respectively. As of June 30, 2018, the amount of unearned revenue was $4.8 million. We expect to recognize approximately $4.1 million of the unearned amount in the next 12 months and $0.7 million in future periods beyond the next 12 months.

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

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The following table presents our revenue disaggregated by regional geography(1), based upon our reporting segments for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions of dollars)	2018	2017	2018	2017
United States	$245.7	$247.6	$390.1	$402.3
Canada	37.1	33.0	58.3	53.2
ACCO Brands North America	282.8	280.6	448.4	455.5

ACCO Brands EMEA(2)	140.5	128.5	295.0	225.0

Australia/N.Z.	37.6	40.7	77.4	83.9
Latin America	25.6	28.7	59.1	61.9
Asia-Pacific	12.3	11.5	24.7	23.5
ACCO Brands International	75.5	80.9	161.2	169.3
Net sales	$498.8	$490.0	$904.6	$849.8

(1) Net sales are attributed to geographic areas based on the location of the selling subsidiaries.
(2) ACCO Brands EMEA is comprised largely of Europe, but also includes export sales to the Middle East and Africa.

The following table presents our revenue disaggregated by the timing of revenue recognition for the three and six months ended June 30, 2018:

	Three Months Ended June 30,	Six Months Ended June 30,
(in millions of dollars)	2018	2018
Product and Services transferred at a point in time	$485.8	$878.7
Product and Services transferred over time	13.0	25.9
Net sales	$498.8	$904.6

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

6. Pension and Other Retiree Benefits

The components of net periodic benefit (income) cost for pension and post-retirement plans for the three and six months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended June 30,
	Pension				Post-retirement
	U.S.		International
(in millions of dollars)	2018	2017	2018	2017	2018	2017
Service cost	$0.4	$0.4	$0.5	$0.5	$—	$—
Interest cost	1.7	1.7	3.3	3.5	—	0.1
Expected return on plan assets	(3.0)	(3.0)	(5.8)	(5.6)	—	—
Amortization of net loss (gain)	0.7	0.5	0.9	0.8	(0.1)	(0.1)
Amortization of prior service cost	0.1	0.1	—	—	—	—
Net periodic benefit income(1)	$(0.1)	$(0.3)	$(1.1)	$(0.8)	$(0.1)	$—

	Six Months Ended June 30,
	Pension				Post-retirement
	U.S.		International
(in millions of dollars)	2018	2017	2018	2017	2018	2017
Service cost	$0.8	$0.7	$1.0	$0.8	$—	$—
Interest cost	3.4	3.5	6.7	6.4	—	0.1
Expected return on plan assets	(5.9)	(6.1)	(11.7)	(10.5)	—	—
Amortization of net loss (gain)	1.3	1.0	1.8	1.5	(0.2)	(0.2)
Amortization of prior service cost	0.2	0.2	—	—	—	—
Net periodic benefit income(1)	$(0.2)	$(0.7)	$(2.2)	$(1.8)	$(0.2)	$(0.1)

(1)	The components, other than service cost, are included in the line "Non-operating pension income" in the Consolidated Statements of Income.

We expect to contribute approximately $20.5 million to our defined benefit plans in 2018. For the six months ended June 30, 2018, we have contributed $14.2 million to these plans.

7. Stock-Based Compensation

The following table summarizes our stock-based compensation expense (including stock options, restricted stock units ("RSUs") and performance stock units ("PSUs")) for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions of dollars)	2018	2017	2018	2017
Stock option compensation expense	$0.5	$0.6	$1.0	$1.2
RSU compensation expense	2.0	1.7	2.9	2.7
PSU compensation expense	1.5	3.1	3.3	3.9
Total stock-based compensation expense	$4.0	$5.4	$7.2	$7.8

During the second quarter of 2018, the Company's Board of Directors approved the annual stock compensation grant to eligible non-employee directors, which consisted of 77,589 RSUs.

We generally recognize compensation expense for stock-based awards ratably over the vesting period. Stock-based compensation expense for each of the three and six months ended June 30, 2018 and 2017 includes $1.0 million and $0.8 million, respectively, of expense related to stock awards granted to eligible non-employee directors, which were fully vested on the grant

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

date.

The following table summarizes our unrecognized compensation expense and the weighted-average period over which the expense will be recognized as of June 30, 2018:

	June 30, 2018
	Unrecognized	Weighted Average
	Compensation	Years Expense To Be
(in millions of dollars, except weighted average years)	Expense	Recognized Over
Stock options	$4.4	2.3
RSUs	$7.5	2.2
PSUs	$13.4	1.9

8. Inventories

The components of inventories were as follows:

(in millions of dollars)	June 30, 2018	December 31, 2017
Raw materials	$45.3	$38.2
Work in process	4.8	4.1
Finished goods	269.1	211.9
Total inventories	$319.2	$254.2

9. Goodwill and Identifiable Intangible Assets

Goodwill

As more fully described in the Company’s 2017 Annual Report on Form 10-K, we test goodwill for impairment at least annually and on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. The Company performed this annual assessment, on a qualitative basis, as allowed by GAAP, in the second quarter of 2018 and concluded that no impairment existed.

Changes in the net carrying amount of goodwill by segment were as follows:

(in millions of dollars)	ACCO Brands North America	ACCO Brands EMEA	ACCO Brands International	Total

Balance at December 31, 2017	$375.6	$129.4	$165.3	$670.3
Foreign currency translation	—	14.8	—	14.8
Balance at June 30, 2018	$375.6	$144.2	$165.3	$685.1

The goodwill balance is net of $215.1 million of accumulated impairment losses.

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Identifiable Intangible Assets

The gross carrying value and accumulated amortization by class of identifiable intangible assets as of June 30, 2018 and December 31, 2017 was as follows:

	June 30, 2018				December 31, 2017
(in millions of dollars)	Gross Carrying Amounts	Accumulated Amortization		Net Book Value	Gross Carrying Amounts	Accumulated Amortization		Net Book Value
Indefinite-lived intangible assets:
Trade names	$473.7	$(44.5)	(1)	$429.2	$599.5	$(44.5)	(1)	$555.0
Amortizable intangible assets:
Trade names	304.2	(64.0)		240.2	195.3	(59.4)		135.9
Customer and contractual relationships	236.6	(109.7)		126.9	243.0	(99.3)		143.7
Patents	5.5	(0.7)		4.8	5.8	(0.5)		5.3
Subtotal	546.3	(174.4)		371.9	444.1	(159.2)		284.9
Total identifiable intangibles	$1,020.0	$(218.9)		$801.1	$1,043.6	$(203.7)		$839.9

(1)	Accumulated amortization prior to the adoption of authoritative guidance on goodwill and indefinite-lived intangible assets, at which time further amortization ceased.

The Company’s intangible amortization expense was $8.5 million and $9.0 million for the three months ended June 30, 2018 and 2017, respectively and $17.8 million and $17.0 million for the six months ended June 30, 2018 and 2017, respectively.

Estimated amortization expense for amortizable intangible assets as of June 30, 2018 for the current year and the next five years are as follows:

(in millions of dollars)	2018	2019	2020	2021	2022	2023
Estimated amortization expense(2)	$36.2	$34.6	$31.1	$27.6	$24.1	$21.9

(2)
Actual amounts of amortization expense may differ from estimated amounts due to changes in foreign currency exchange rates, additional intangible asset acquisitions, impairment of intangible assets, accelerated amortization of intangible assets and other events.

We test indefinite-lived intangibles for impairment at least annually and on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. We performed this annual assessment, on a qualitative basis, as allowed by GAAP, for the majority of indefinite-lived trade names in the second quarter of 2018 and concluded that no impairment existed. For one of our indefinite-lived trade names that is not substantially above its carrying value, Mead®, we performed a quantitative test in the second quarter of 2018. A 1.5% long-term growth rate and a 11.5% discount rate were used. We concluded that the Mead® trade name was not impaired.

As of June 30, 2018, we changed the indefinite-lived Mead® trade name to an amortizable intangible asset. The change was made as a result of decisions regarding the Company's future use of the trade name. The Company will begin amortizing the Mead® trade name July 1, 2018 on a straight-line basis over a life of 30 years.

10. Restructuring

The Company recorded restructuring expenses for the three and six months ended June 30, 2018 of $2.1 million and $6.8 million, respectively, primarily related to additional changes in the operating structure of the ACCO Brands North America segment and the continued integration of Esselte within the ACCO Brands EMEA segment. Not included in these numbers are costs and liabilities associated with the future exit of leased facilities of $3.0 million that were not recorded yet, pursuant to GAAP rules. For the three and six months ended June 30, 2017, we recorded restructuring charges of $12.3 million and $13.8 million, respectively.

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The summary of the activity in the restructuring account for the six months ended June 30, 2018 was as follows:

(in millions of dollars)	Balance at December 31, 2017	Provision	Cash Expenditures	Non-cash Items/ Currency Change	Balance at June 30, 2018
Employee termination costs(1)	$12.0	$5.0	$(5.2)	$(0.3)	$11.5
Termination of lease agreements(2)	0.8	1.6	(1.0)	(0.1)	1.3
Other(3)	0.5	0.2	(0.4)	—	0.3
Total restructuring liability	$13.3	$6.8	$(6.6)	$(0.4)	$13.1

(1) We expect the remaining $11.5 million employee termination costs to be substantially paid in the next twelve months.
(2) We expect the remaining $1.3 million termination of lease costs to be substantially paid in the next twelve months.
(3) We expect the remaining $0.3 million of other costs, principally contract exit costs, to be paid in the next six months.

The summary of the activity in the restructuring account for the six months ended June 30, 2017 was as follows:

(in millions of dollars)	Balance at December 31, 2016	Esselte Acquisition (4)	Provision	Cash Expenditures	Non-cash Items/ Currency Change	Balance at June 30, 2017
Employee termination costs	$1.4	$1.4	$11.6	$(1.8)	$0.3	$12.9
Termination of lease agreements	0.1	2.0	1.3	(0.7)	0.1	2.8
Other	—	0.1	0.9	(0.2)	—	0.8
Total restructuring liability	$1.5	$3.5	$13.8	$(2.7)	$0.4	$16.5

(4) Restructuring liabilities assumed in the Esselte Acquisition.

11. Income Taxes

The reconciliation of income taxes for the three and six months ended June 30, 2018 and 2017, computed at the U.S. federal statutory income tax rate, compared to our effective income tax rate, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions of dollars)	2018	2017	2018	2017
Income tax expense computed at U.S. statutory income tax rate (21% and 35%, respectively)	$9.2	$13.3	$10.5	$13.3
Interest on Brazilian Tax Assessment	0.3	0.6	0.6	1.3
Partial release of reserve for the Brazilian Tax Assessment	—	—	(5.6)	—
Excess tax benefit from stock-based compensation	(0.1)	(0.2)	(2.6)	(5.5)
Net operating losses not benefited	1.0	—	2.0	—
Foreign tax rate change	3.9	—	3.9	—
Foreign earnings taxed at higher (lower) rate	1.8	(1.8)	2.4	(2.6)
Miscellaneous	2.2	2.7	2.8	4.6
Income tax expense as reported	$18.3	$14.6	$14.0	$11.1
Effective tax rate	41.6%	38.3%	27.9%	29.1%

For the three months ended June 30, 2018, we recorded an income tax expense of $18.3 million on income before taxes of $44.0 million. The higher effective tax rate for the three months ended June 30, 2018 was primarily due to the revaluation of the deferred tax assets and liabilities resulting from the decrease in the Swedish corporate tax rate and non-U.S. losses not benefited. These negative impacts were partially offset by positive impacts attributable to the U.S. Tax Act (primarily the lower U.S. federal corporate tax rate), which was signed into law on December 22, 2017.

For the six months ended June 30, 2018, we recorded an income tax expense of $14.0 million on income before taxes of $50.1 million. The lower effective tax rate for the six months ended June 30, 2018 was due to a $5.6 million benefit resulting from

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

the partial release of the reserve for the Brazil Tax Assessment (see Income Tax Assessment - Tilibra) due to the expiration of the statute of limitations for the 2011 tax year and the positive impacts attributable to the U.S. Tax Act. This was partially offset by the revaluation of the deferred tax assets and liabilities resulting from the decrease in the Swedish corporate tax rate.

For the six months ended June 30, 2017, we recorded an income tax expense of $11.1 million on income before taxes of $38.2 million. The low effective tax rate for the six months ended June 30, 2017 was primarily due to the excess tax benefit of $5.5 million from the realization of stock-based compensation related tax deductions.

The U.S. federal statute of limitations remains open for the years 2014 and forward. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from 2 to 5 years. Years still open to examination by foreign tax authorities in major jurisdictions include Australia (2013 forward), Brazil (2012 forward), Canada (2010 forward), Germany (2011 forward), Sweden (2011 forward) and the U.K. (2016 forward). We are currently under examination in certain foreign jurisdictions.

Tax Reform

On December 22, 2017, the U.S. Tax Act was signed into law. The U.S. Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to: (i) reducing the U.S. federal corporate tax rate from 35 percent to 21 percent; (ii) requiring companies to pay a one-time transition tax on certain undistributed earnings of foreign subsidiaries (the "Transition Toll Tax"); (iii) bonus depreciation that will allow for full expensing of qualified property; (iv) a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries; (v) a new provision designed to tax global intangible low-taxed income; (vi) the repeal of the domestic production activity deductions; (vii) limitations on the deductibility of certain executive compensation; (viii) limitations on the use of foreign tax credits to reduce U.S. income tax liability; and (ix) a new provision that allows a domestic corporation an immediate deduction for a portion of its foreign derived intangible income.

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

During the six months ended June 30, 2018, we have made no adjustments to the provisional amounts recorded at December 31, 2017. However, the ultimate impact of the U.S. Tax Act may differ from the current estimates, possibly materially, due to changes in interpretations and assumptions the Company has made, future guidance that may be issued by the U.S. Treasury Department, the Internal Revenue Service, and other standard-setting bodies, or actions the Company may take. Adjustments to the provisional amounts may materially affect our provision for income taxes and effective tax rate in the period in which the adjustments are made. Accounting for the tax effects of the U.S. Tax Act will be completed prior to December 31, 2018.

Income Tax Assessment - Tilibra

In connection with our May 1, 2012 acquisition of the Mead Consumer and Office Products Business ("Mead C&OP"), we assumed all of the tax liabilities for the acquired foreign operations including Tilibra Produtos de Papelaria Ltda. ("Tilibra"). In December 2012, the Federal Revenue Department of the Ministry of Finance of Brazil ("FRD") issued a tax assessment (the "Brazilian Tax Assessment") against Tilibra, which challenged the tax deduction of goodwill from Tilibra's taxable income for the year 2007 (the "First Assessment"). A second assessment challenging the deduction of goodwill from Tilibra's taxable income for the years 2008, 2009 and 2010 was issued by FRD in October 2013 (the "Second Assessment"). Tilibra is disputing both of the

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

tax assessments.

The final administrative appeal of the Second Assessment was decided against the Company in 2017. We intend to challenge this decision in court. In connection with the judicial challenge, we are required to post security to guarantee payment of the Second Assessment, which represents $21.6 million of the current reserve, should we not prevail. The First Assessment is still being challenged through established administrative procedures.

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

Because there is no settled legal precedent on which to base a definitive opinion as to whether we will ultimately prevail, we consider the outcome of this dispute to be uncertain. Since it is not more likely than not that we will prevail, in 2012, we recorded a reserve in the amount of $44.5 million (at December 31, 2012 exchange rates) in consideration of this contingency, of which $43.3 million was recorded as an adjustment to the purchase price and which included the 2007-2012 tax years plus penalties and interest through December 2012. Included in this reserve is an assumption of penalties at 75%, which is the standard penalty. While there is a possibility that a penalty of 150% could be imposed in connection with the First Assessment, based on the facts in our case and existing precedent, we believe the likelihood of a 150% penalty is not more likely than not as of June 30, 2018. We will continue to actively monitor administrative and judicial court decisions and evaluate their impact, if any, on our legal assessment of the ultimate outcome of our case. In addition, we will continue to accrue interest related to this contingency until such time as the outcome is known or until evidence is presented that we are more likely than not to prevail. The time limit for issuing an assessment for 2011 expired in January 2018 and we did not receive an assessment; we have therefore reversed $5.6 million of reserves related to 2011 in the first quarter of 2018. During the three months ended June 30, 2018 and 2017, we accrued additional interest as a charge to current income tax expense of $0.3 million and $0.6 million, respectively, and for the six months ended June, 30, 2018 and 2017, we accrued additional interest of $0.6 million and $1.3 million, respectively. At current exchange rates, our accrual through June 30, 2018, including tax, penalties and interest is $29.2 million.

12. Earnings per Share

Total outstanding shares as of June 30, 2018 and 2017 were 104.6 million and 109.2 million, respectively. Under our stock repurchase program, for the three and six months ended June 30, 2018, we repurchased and retired 3.3 million and 4.1 million shares, respectively. During each of the three and six months ended June 30, 2017, we repurchased and retired 0.5 million shares. For each of the six months ended June 30, 2018 and 2017, we acquired 0.6 million and 0.7 million shares, respectively related to tax withholding for share-based compensation. The calculation of basic earnings per share of common stock is based on the weighted average number of shares of common stock outstanding in the year, or period, over which they were outstanding. Our calculation of diluted earnings per share of common stock assumes that any shares of common stock outstanding were increased by shares that would be issued upon exercise of those stock units for which the average market price for the period exceeds the exercise price less the shares that could have been purchased by the Company with the related proceeds, including compensation expense measured but not yet recognized.

Our weighted-average shares outstanding for the three and six months ended June 30, 2018 and 2017, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Weighted-average number of shares of common stock outstanding - basic	106.1	109.5	106.4	108.9
Stock options	1.1	1.4	1.2	1.4
Restricted stock units	0.8	1.0	1.4	1.8
Weighted-average shares and assumed conversions - diluted	108.0	111.9	109.0	112.1

Awards of potentially dilutive shares of common stock, which have exercise prices that were higher than the average market price during the period, are not included in the computation of dilutive earnings per share as their effect would have been anti-

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

dilutive. For the three and six months ended June 30, 2018, the number of anti-dilutive shares was approximately 3.8 million and 3.5 million, respectively. For the three and six months ended June 30, 2017, the number of these shares was approximately 3.3 million and 3.0 million, respectively.

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

Forward currency contracts are used to hedge foreign denominated inventory purchases for Europe, Australia, Canada, Japan and New Zealand, and are designated as cash flow hedges. Unrealized gains and losses on these contracts are deferred in accumulated other comprehensive income (loss) ("AOCI") until the contracts are settled and the underlying hedged transactions relating to inventory purchases are recognized, at which time the deferred gains or losses will be reported in the "Cost of products sold" line in the "Consolidated Statements of Income." As of June 30, 2018 and December 31, 2017, we had cash-flow-designated foreign exchange contracts outstanding with a U.S. dollar equivalent notional value of $102.4 million and $93.5 million, respectively.

Forward currency contracts used to hedge foreign denominated intercompany loans are not designated as hedging instruments. Gains and losses on these derivative instruments are recognized within "Other expense (income), net" in the "Consolidated Statements of Income" and are largely offset by the change in the current translated value of the hedged item. The periods of the forward foreign exchange contracts correspond to the periods of the hedged transactions, and do not extend beyond June 2019, except for one relating to intercompany loans which extends to December 2020. As of June 30, 2018 and December 31, 2017, we had undesignated foreign exchange contracts outstanding with a U.S. dollar equivalent notional value of $128.7 million and $95.0 million, respectively.

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The following table summarizes the fair value of our derivative financial instruments as of June 30, 2018 and December 31, 2017:

	Fair Value of Derivative Instruments
	Derivative Assets			Derivative Liabilities
(in millions of dollars)	Balance Sheet Location	June 30, 2018	December 31, 2017	Balance Sheet Location	June 30, 2018	December 31, 2017
Derivatives designated as hedging instruments:
Foreign exchange contracts	Other current assets	$5.5	$0.5	Other current liabilities	$—	$0.5
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current assets	0.6	0.4	Other current liabilities	1.3	0.7
Foreign exchange contracts	Other non-current assets	15.7	24.2	Other non-current liabilities	15.7	24.2
Total derivatives		$21.8	$25.1		$17.0	$25.4
The following tables summarize the pre-tax effect of our derivative financial instruments on the condensed consolidated financial statements for the three and six months ended June 30, 2018 and 2017:

	The Effect of Derivative Instruments in Cash Flow Hedging Relationships on the Condensed Consolidated Financial Statements
	Amount of Gain (Loss) Recognized in AOCI (Effective Portion)		Location of (Gain) Loss Reclassified from AOCI to Income	Amount of (Gain) Loss Reclassified from AOCI to Income (Effective Portion)
	Three Months Ended June 30,			Three Months Ended June 30,
(in millions of dollars)	2018	2017		2018	2017
Cash flow hedges:
Foreign exchange contracts	$2.3	$(1.7)	Cost of products sold	$1.7	$(0.5)

	The Effect of Derivative Instruments in Cash Flow Hedging Relationships on the Consolidated Financial Statements
	Amount of Gain (Loss) Recognized in AOCI (Effective Portion)		Location of (Gain) Loss Reclassified from AOCI to Income	Amount of (Gain) Loss Reclassified from AOCI to Income (Effective Portion)
	Six Months Ended June 30,			Six Months Ended June 30,
(in millions of dollars)	2018	2017		2018	2017
Cash flow hedges:
Foreign exchange contracts	$2.0	$(3.2)	Cost of products sold	$2.9	$(1.6)

	The Effect of Derivatives Not Designated as Hedging Instruments on the Consolidated Statements of Operations
	Location of (Gain) Loss Recognized in Income on Derivatives	Amount of (Gain) Loss Recognized in Income		Amount of (Gain) Loss Recognized in Income
		Three Months Ended June 30,		Six Months Ended June 30,
(in millions of dollars)		2018	2017	2018	2017
Foreign exchange contracts	Other expense (income), net	$—	$(0.6)	$0.4	$(1.4)

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

We have determined that our financial assets and liabilities described in "Note 13. Derivative Financial Instruments" are Level 2 in the fair value hierarchy. The following table sets forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2018 and December 31, 2017:

(in millions of dollars)	June 30, 2018	December 31, 2017
Assets:
Forward currency contracts	$21.8	$25.1
Liabilities:
Forward currency contracts	$17.0	$25.4

Our forward currency contracts are included in "Other current assets," "Other non-current assets," "Other current liabilities" or "Other non-current liabilities" and do not extend beyond June 2019, except for one which extends to December 2020. The forward foreign currency exchange contracts are primarily valued based on the foreign currency spot and forward rates quoted by banks or foreign currency dealers. As such, these derivative instruments are classified within Level 2.

The fair values of cash and cash equivalents, notes payable to banks, accounts receivable and accounts payable approximate carrying amounts due principally to their short maturities. The carrying amount of total debt was $1,077.0 million and $939.5 million and the estimated fair value of total debt was $1,078.0 million and $951.5 million at June 30, 2018 and December 31, 2017, respectively. The fair values are determined from quoted market prices, where available, and from investment bankers using current interest rates considering credit ratings and the remaining time to maturity.

15. Accumulated Other Comprehensive Income (Loss)

Accumulated Other Comprehensive Income (Loss) is defined as net income (loss) and other changes in stockholders’ equity from transactions and other events from sources other than stockholders. The components of, and changes in, accumulated other comprehensive income (loss), net of tax were as follows:

(in millions of dollars)	Derivative Financial Instruments	Foreign Currency Adjustments	Unrecognized Pension and Other Post-retirement Benefit Costs	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2017	$0.2	$(305.4)	$(155.9)	$(461.1)
Other comprehensive income (loss) before reclassifications, net of tax	1.4	(14.1)	2.7	(10.0)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	2.1	—	2.4	4.5
Balance at June 30, 2018	$3.7	$(319.5)	$(150.8)	$(466.6)

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The reclassifications out of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
(in millions of dollars)	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Location on Income Statement
Details about Accumulated Other Comprehensive Income Components
(Loss) gain on cash flow hedges:
Foreign exchange contracts	$(1.7)	$0.5	$(2.9)	$1.6	Cost of products sold
Tax benefit (expense)	0.5	(0.2)	0.8	(0.6)	Income tax expense
Net of tax	$(1.2)	$0.3	$(2.1)	$1.0
Defined benefit plan items:
Amortization of actuarial loss	$(1.5)	$(1.2)	$(2.9)	$(2.3)	(1)
Amortization of prior service cost	(0.1)	(0.1)	(0.2)	(0.2)	(1)
Total before tax	(1.6)	(1.3)	(3.1)	(2.5)
Tax benefit	0.4	0.5	0.7	0.8	Income tax expense
Net of tax	$(1.2)	$(0.8)	$(2.4)	$(1.7)

Total reclassifications for the period, net of tax	$(2.4)	$(0.5)	$(4.5)	$(0.7)

(1)
These accumulated other comprehensive income components are included in the computation of net periodic benefit cost for pension and post-retirement plans. See "Note 6. Pension and Other Retiree Benefits" for additional details.

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

ACCO Brands International

The ACCO Brands International segment is comprised of Australia/N.Z., Latin America and Asia-Pacific where the Company is a leading branded supplier of consumer and business products under brands such as Artline®, Barrilito®, GBC®, Kensington®, Marbig®, Quartet®, Rexel®, Tilibra®, and Wilson Jones®, among others. The ACCO Brands International segment designs, sources or manufactures and distributes school notebooks, calendars, whiteboards, storage and organization products (such as three-ring binders, sheet protectors and indexes), stapling, punching, laminating, binding and shredding products, writing instruments, and janitorial supplies, among others, which are primarily used in schools, businesses and homes. The majority of revenue in this segment is related to consumer products and is associated with the "back-to-school" season and calendar year-end purchases; we expect sales of consumer products to become an increasingly greater percentage of our revenue as they are faster growing than most business-related products.

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

Net sales by business segment for the three and six months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions of dollars)	2018	2017	2018	2017
ACCO Brands North America	$282.8	$280.6	$448.4	$455.5
ACCO Brands EMEA	140.5	128.5	295.0	225.0
ACCO Brands International	75.5	80.9	161.2	169.3
Net sales	$498.8	$490.0	$904.6	$849.8

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Operating income by business segment for the three and six months ended June 30, 2018 and 2017 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions of dollars)	2018	2017	2018	2017
ACCO Brands North America	$51.5	$51.7	$54.4	$57.5
ACCO Brands EMEA	8.4	(0.6)	22.5	3.0
ACCO Brands International	3.3	4.0	9.1	14.1
Segment operating income	63.2	55.1	86.0	74.6
Corporate	(11.4)	(11.8)	(22.5)	(24.1)
Operating income(1)	51.8	43.3	63.5	50.5
Interest expense	9.9	10.8	19.3	20.6
Interest income	(1.4)	(2.0)	(2.4)	(3.3)
Non-operating pension income	(2.3)	(2.1)	(4.5)	(4.2)
Other expense (income), net	1.6	(1.5)	1.0	(0.8)
Income before income tax	$44.0	$38.1	$50.1	$38.2

(1)
Operating income as presented in the segment table above is defined as i) net sales; ii) less cost of products sold; iii) less selling, general and administrative expenses; iv) less amortization of intangibles; and v) less restructuring charges.

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

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

18. Subsequent Events

Acquisition of GOBA Internacional, S.A. de C.V.

On July 2, 2018, the Company completed its previously announced acquisition of GOBA Internacional, S.A. de C.V. (the "GOBA Acquisition"), a leading provider of school and craft products in Mexico, for a purchase price of approximately US$38 million, net of cash acquired, and subject to working capital and other adjustments. The GOBA Acquisition is expected to increase our penetration with wholesalers and retailers throughout Mexico and complement our existing distribution in the country.

The GOBA Acquisition and related expenses were funded by increased borrowing on our 2017 Revolving Facility and cash on hand. Transaction costs related to the GOBA Acquisition of $0.3 million were incurred in the three months ended June 30, 2018 and were reported as selling, general and administrative expenses.

The Company is unable to make all the disclosures required by ASC 805-10-50-2 at this time as the initial accounting and pro forma analysis for this business combination is incomplete.

2017 Revolving Facility

On July 26, 2018, the Company entered into the First Amendment to the Third Amended and Restated Credit Agreement, which increased the size of its 2017 Revolving Facility by $100 million, from $400 million to $500 million.

Dividends

On July 31, 2018, the Company's Board of Directors declared a cash dividend of $0.06 per share on its common stock. The dividend is payable on September 19, 2018 to stockholders of record as of the close of business on August 31, 2018. The declaration and payment of future dividends will be at the discretion of the Board of Directors and will be dependent upon, among other things, the Company's financial position, results of operations, cash flows, debt covenant compliance, anticipated liquidity needs, and other factors.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three and six months ended June 30, 2018 and 2017 should be read in conjunction with the unaudited condensed consolidated financial statements of ACCO Brands Corporation and the accompanying notes contained therein.

Overview of the Company

ACCO Brands is a designer, marketer and manufacturer of recognized consumer and end-user demanded brands used in businesses, schools, and homes. Our widely known brands include AT-A-GLANCE®, Barrilito®, Derwent®, Esselte®, Five Star®, GBC®, Hilroy®, Kensington®, Leitz®, Marbig®, Mead®, NOBO®, Quartet®, Rapid®, Rexel®, Swingline®, Tilibra® and Wilson Jones®. More than 80% of our net sales come from brands that occupy the number-one or number-two positions in the select product categories in which we compete. We distribute our products through a wide variety of retail and commercial channels to ensure that our products are readily and conveniently available for purchase by consumers and other end-users, wherever they prefer to shop. These channels include mass retailers, e-tailers, discount, drug/grocery and variety chains; warehouse clubs; hardware and specialty stores; independent office product dealers; office superstores; and contract stationers. Our products are sold primarily in the U.S., Europe, Australia, Canada, Brazil and Mexico. For the year ended December 31, 2017, approximately 55% of our net sales were outside the U.S., up from 43% in 2016. This increase was the result of the Esselte and Pelikan Artline acquisitions, which further extended our geographic reach.

Over the past several years we have transformed our business by: divesting certain non-core commercially-oriented product lines; acquiring companies with consumer and end-user demanded brands, and continuing to diversify our distribution channels. In 2012, we acquired the Mead Consumer and Office Products business ("Mead C&OP"), which substantially increased our presence in North America and Brazil in school and calendar products with well-known consumer brands. In 2016, we purchased the remaining equity interest in Pelikan Artline from our joint venture partner, which enhanced our competitive position in school and business products in Australia and New Zealand and added new consumer categories, including writing instruments and janitorial supplies. In early 2017, we acquired Esselte Group Holdings AB ("Esselte"), which more than doubled our presence in Europe and added several iconic business brands, a significant base of independent dealer customers, and a new product category of do-it-yourself hardware tools. Recently, we completed the acquisition (the "GOBA Acquisition") of GOBA Internacional, S.A. de C.V. ("GOBA") on July 2, 2018. Together these acquisitions have meaningfully expanded our portfolio of well-known end-user demanded brands, enhanced our competitive position from both a product and channel perspective, and added scale to our business operations.

Today our Company is a global enterprise focused on developing innovative branded consumer products for use in businesses, schools and homes. We believe our leading product category positions provide the scale to enable us to invest in marketing and product innovation to drive profitable growth. We expect to derive much of our growth, over the long term, in faster-growing emerging geographies such as Latin America and parts of Asia, the Middle East and Eastern Europe, which exhibit stronger demand for our product categories than in developed markets. In all of our markets, we see opportunities to grow sales through share gains, channel expansion and innovative products. We plan to supplement organic growth globally with strategic acquisitions in both existing and adjacent product categories.

Acquisitions

GOBA Internacional, S.A. de C.V. Acquisition

On July 2, 2018, the Company completed its previously announced acquisition of GOBA, a leading provider of school and craft products in Mexico, for a purchase price of approximately US$38 million, net of cash acquired, and subject to working capital and other adjustments. The GOBA Acquisition is expected to increase our penetration with wholesalers and retailers throughout Mexico and complement our existing distribution in the country.

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

OVERVIEW OF PERFORMANCE

Our financial results for the three and six months ended June 30, 2018, were impacted by the following key factors:

•	Sales in many of our regions (especially North America, Australia and Mexico) were negatively impacted by inventory reductions taken by large wholesale and office superstore customers.

•
Increases in input costs in the North America segment (including the cost of raw materials such as paper, steel and aluminum, and transportation costs), driven primarily by increased tariffs and limited supply, adversely impacted our cost of products sold and gross margins. We currently expect these trends to continue with increasing adverse impact in future quarters. We also expect additional tariffs on finished goods to further increase our U.S. cost of goods sold in future periods. We plan to raise our prices to offset these cost increases as well as any future cost increases in the coming quarters.

•
Foreign currency translation impacted our consolidated financial statements favorably for the three and six months ended June 30, 2018. However, due to the recent strengthening of the U.S. dollar, we expect foreign currency translation to negatively impact our financial results for the balance of this year.

•
The Company's higher effective tax rate in the second quarter of 2018 was primarily due to the revaluation of the deferred tax assets and liabilities resulting from the decrease in the Swedish corporate tax rate.

•	The six months ended June 30, 2018 include the results of the Esselte Acquisition in all months, compared to only five months included in the six months ended June 30, 2017.

Consolidated Results of Operations for the Three Months Ended June 30, 2018 and June 30, 2017:

	Three Months Ended June 30,		Amount of Change
(in millions of dollars, except per share data)	2018	2017	$	%/pts
Net sales	$498.8	$490.0	$8.8	1.8%
Cost of products sold	336.4	321.2	15.2	4.7%
Gross profit	162.4	168.8	(6.4)	(3.8)%
Gross profit margin	32.6%	34.4%		(1.8)	pts
Selling, general and administrative expenses	100.0	104.2	(4.2)	(4.0)%
Amortization of intangibles	8.5	9.0	(0.5)	(5.6)%
Restructuring charges	2.1	12.3	(10.2)	(82.9)%
Operating income	51.8	43.3	8.5	19.6%
Operating income margin	10.4%	8.8%		1.6	pts
Interest expense	9.9	10.8	(0.9)	(8.3)%
Interest income	(1.4)	(2.0)	(0.6)	(30.0)%
Non-operating pension income	(2.3)	(2.1)	0.2	9.5%
Other expense (income), net	1.6	(1.5)	3.1	NM
Income tax expense	18.3	14.6	3.7	25.3%
Effective tax rate	41.6%	38.3%		3.3	pts
Net income	25.7	23.5	2.2	9.4%
Weighted average number of diluted shares outstanding:	108.0	111.9	(3.9)	(3.5)%
Diluted income per share	$0.24	$0.21	$0.03	14.3%

Net Sales

Net sales of $498.8 million increased $8.8 million, or 1.8%, from $490.0 million in the prior-year period. Foreign currency translation increased net sales by $8.1 million, or 1.7%, in the current-year period. Comparable net sales, excluding foreign currency translation, increased modestly, primarily due to growth in the EMEA segment, partially offset by declines in the International segment.

Cost of Products Sold

Cost of products sold includes all manufacturing, product sourcing and distribution costs, including depreciation related to assets used in the manufacturing, procurement and distribution process, allocation of certain information technology costs supporting those processes, inbound and outbound freight, shipping and handling costs, purchasing costs associated with materials and packaging used in the production processes, and inventory valuation adjustments. Cost of products sold of $336.4 million increased $15.2 million, or 4.7%, from $321.2 million in the prior-year period. Foreign currency translation increased cost of products sold by $5.1 million, or 1.6%, in the current-year period. Underlying cost of products sold, excluding foreign currency translation, increased due to product mix and rising input costs, some of which were driven by new tariffs in the U.S.

We currently expect the adverse impact of tariffs and rising input costs on our financial results to become more significant going forward, especially in the North America segment.

Gross Profit

We believe that gross profit and gross profit margin provide enhanced shareholder understanding of our underlying operating profit drivers. Gross profit of $162.4 million decreased $6.4 million, or 3.8%, from $168.8 million in the prior-year period. Foreign currency translation increased gross profit by $3.0 million, or 1.8%, in the current-year period. Underlying gross profit, excluding foreign currency translation, decreased primarily due to unfavorable customer/product mix in the North America and International segments and rising input costs in North America, partially offset by cost savings.

Gross profit as a percent of net sales decreased to 32.6% from 34.4%. The decrease was primarily due to unfavorable customer/product mix and increased input costs, which were only partially offset by cost savings.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") include advertising, marketing, selling (including commissions), research and development, customer service, depreciation related to assets outside the manufacturing and distribution processes and all other general and administrative expenses outside the manufacturing and distribution functions (e.g., finance, human resources, and information technology). SG&A of $100.0 million decreased $4.2 million, or 4.0%, from $104.2 million in the prior-year period. The current-year period includes $1.9 million of integration and transaction costs related to the Esselte Acquisition and transaction costs related to the GOBA Acquisition. The prior-year period included $3.7 million of integration and transaction costs related to both the Esselte and PA Acquisitions. Foreign currency translation increased SG&A by $1.8 million, or 1.7%, in the current-year period. Underlying SG&A, excluding integration and transaction costs and foreign currency translation, decreased primarily due to cost and synergy savings and lower management incentive compensation expenses.

SG&A as a percentage of net sales decreased to 20.0% from 21.3% in the prior-year period, primarily due to lower management incentive compensation expenses, lower integration and transaction costs and synergy and other cost savings.

Restructuring Charges

Restructuring charges of $2.1 million decreased $10.2 million, or 82.9%, from $12.3 million in the prior-year period. The current-year period charges primarily related to changes to the operating structure in the ACCO Brands North America segment. The prior-year period charges primarily related to the Esselte and Pelikan Artline integration activities.

Operating Income

Operating income of $51.8 million increased $8.5 million, or 19.6%, from $43.3 million in the prior-year period. Foreign currency translation increased operating income by $0.6 million, or 1.4% in the current-year period. Underlying operating income, excluding restructuring charges, integration and transaction costs and foreign currency translation, decreased primarily due to lower gross profit.

Interest Expense and Other Expense (Income), Net

Interest expense of $9.9 million decreased $0.9 million, or 8.3%, from $10.8 million in the prior-year period. The decrease was primarily due to lower average debt outstanding in the current-year period resulting from principal repayments primarily in the second half of 2017.

Other expense (income), net was an expense of $1.6 million compared to income of $1.5 million in the prior-year period. The prior-year period included a $2.3 million foreign currency gain related to the settlement of certain long-term intercompany transactions. The remaining increase in expense was due to foreign exchange losses in the current-year period.

Income Taxes

For the current-year period, income tax expense was $18.3 million on income before taxes of $44.0 million, or an effective tax rate of 41.6%. The higher effective tax rate in the current-year period was primarily due to the revaluation of the deferred tax assets and liabilities resulting from the decrease in the Swedish corporate tax rate and other non-U.S. losses, which are not likely to reduce future taxes. For the prior-year period, income tax expense was $14.6 million on income before taxes of $38.1 million, or an effective tax rate of 38.3%.

Net Income

Net income of $25.7 million increased $2.2 million, or 9.4%, from $23.5 million, in the prior-year period. Diluted income per share of $0.24 increased $0.03, or 14.3% from $0.21 per diluted share in the prior-year period. The increase was driven by lower restructuring charges, partially offset by lower gross margins.

Segment Net Sales and Operating Income for the Three Months Ended June 30, 2018 and June 30, 2017:

	Three Months Ended June 30, 2018			Amount of Change Compared to the Three Months Ended June 30, 2017
	Net Sales	Segment Operating Income (A)	Segment Operating Income Margin	Net Sales	Net Sales	Segment Operating Income (A)	Segment Operating Income	Margin Points

(in millions of dollars)				$	%	$	%
ACCO Brands North America	$282.8	$51.5	18.2%	$2.2	0.8%	$(0.2)	(0.4)%	(20)
ACCO Brands EMEA	140.5	8.4	6.0%	12.0	9.3%	9.0	NM	650
ACCO Brands International	75.5	3.3	4.4%	(5.4)	(6.7)%	(0.7)	(17.5)%	(50)
Total	$498.8	$63.2		$8.8		$8.1

	Three Months Ended June 30, 2017
	Net Sales	Segment Operating Income (A)	Segment Operating Income Margin

(in millions of dollars)
ACCO Brands North America	$280.6	$51.7	18.4%
ACCO Brands EMEA	128.5	(0.6)	(0.5)%
ACCO Brands International	80.9	4.0	4.9%
Total	$490.0	$55.1

(A) Segment operating income excludes corporate costs. See "Part I, Item 1. Note 16. Information on Business Segments," for a reconciliation of total "Segment operating income" to "Income before income tax."

ACCO Brands North America

ACCO Brands North America net sales of $282.8 million increased $2.2 million, or 0.8%, from $280.6 million in the prior-year period. Foreign currency translation increased net sales by $1.3 million in the current-year period. Comparable net sales, excluding foreign currency translation, increased 0.3% primarily due to increased back-to-school shipments, partially offset by inventory reduction efforts by certain wholesalers and office superstore customers.

ACCO Brands North America operating income of $51.5 million decreased $0.2 million, or 0.4%, from $51.7 million in the prior-year period. Operating income as a percent of net sales was 18.2%, compared to 18.4% in the prior-year period. The decrease in operating income was primarily due to lower gross margins from unfavorable customer/product mix and rising input costs, in part from increased tariffs in the U.S., which impacted our purchase costs for paper, wire, steel and aluminum, and increases in fuel and carrier rates. The decline in gross margin was partially offset by lower SG&A expenses due to lower management incentive expenses and cost savings.

We currently expect the adverse impact of tariffs and rising input costs on our financial results to become more significant going forward, especially for our U.S. business.

ACCO Brands EMEA

ACCO Brands EMEA net sales of $140.5 million increased $12.0 million, or 9.3%, from $128.5 million in the prior-year period. Foreign currency translation increased net sales by $8.3 million, or 6.5% in the current-year period. Comparable net sales, excluding foreign currency translation, increased 2.8% due to increased sales of legacy ACCO Brands products, growth in computer products and additional selling days.

ACCO Brands EMEA operating income of $8.4 million increased $9.0 million from a loss of $0.6 million in the prior-year period. Operating income as a percent of net sales increased to 6.0% from (0.5%) in the prior-year period. Foreign currency translation increased operating income by $0.4 million in the current-year period. Underlying operating income, excluding foreign currency translation, increased due to lower restructuring charges and integration costs in the current-year period ($1.8 million in the current-year period compared to $8.5 million in the prior-year period), synergy savings and increased sales.

ACCO Brands International

ACCO Brands International net sales of $75.5 million decreased $5.4 million, or 6.7%, from $80.9 million in the prior-year period. Foreign currency translation decreased net sales by $1.5 million, or 1.9% in the current-year period. Comparable net sales, excluding foreign currency translation, decreased 4.8%. Declines in Australia, due to lower sales of commodity products and customer inventory reductions, and declines in Mexico also due to customer inventory reductions, were only partially offset by growth in Brazil and Asia.

ACCO Brands International operating income of $3.3 million decreased $0.7 million, or 17.5%, from $4.0 million in the prior-year period, and operating income as a percent of net sales decreased to 4.4% from 4.9% in the prior-year period. Foreign currency translation increased operating income by $0.1 million in the current-year period. Underlying operating income, excluding foreign currency translation, decreased due to lower comparable net sales and lower gross margins. This was partially offset by lower restructuring charges and integration costs in the current-year period ($0.3 million in the current-year period compared to $3.9 million in the prior-year period) and synergy savings. In addition, a benefit in the prior-year period of $0.9 million from the recovery of an indirect tax in Brazil did not repeat.

Consolidated Results of Operations for the Six Months Ended June 30, 2018 and June 30, 2017:

	Six Months Ended June 30,		Amount of Change
(in millions of dollars, except per share data)	2018	2017	$	%/pts
Net sales	$904.6	$849.8	$54.8	6.4%
Cost of products sold	614.7	570.1	44.6	7.8%
Gross profit	289.9	279.7	10.2	3.6%
Gross profit margin	32.0%	32.9%		(0.9)	pts
Selling, general and administrative expenses	201.8	198.4	3.4	1.7%
Amortization of intangibles	17.8	17.0	0.8	4.7%
Restructuring charges	6.8	13.8	(7.0)	(50.7)%
Operating income	63.5	50.5	13.0	25.7%
Operating income margin	7.0%	5.9%		1.1	pts
Interest expense	19.3	20.6	(1.3)	(6.3)%
Interest income	(2.4)	(3.3)	(0.9)	(27.3)%
Non-operating pension income	(4.5)	(4.2)	0.3	7.1%
Other expense (income), net	1.0	(0.8)	1.8	NM
Income tax expense	14.0	11.1	2.9	26.1%
Effective tax rate	27.9%	29.1%		(1.2)	pts
Net income	36.1	27.1	9.0	33.2%
Weighted average number of diluted shares outstanding:	109.0	112.1	(3.1)	(2.8)%
Diluted income per share	$0.33	$0.24	$0.09	37.5%

Net Sales

Net sales of $904.6 million, including $44.2 million from the addition of Esselte for the month of January, increased $54.8 million, or 6.4%, from $849.8 million in the prior-year period. Foreign currency translation increased net sales by $25.1 million, or 3.0%, in the current-year period. Comparable net sales, excluding the one month of sales from Esselte and foreign currency translation, decreased 1.8% driven by declines in the North America and the International segments.

Cost of Products Sold

Cost of products sold of $614.7 million increased $44.6 million, or 7.8%, from $570.1 million in the prior-year period. Foreign currency translation increased cost of products sold by $16.1 million, or 2.8%, in the current-year period. Underlying cost of products sold, excluding foreign currency translation, increased due to the inclusion of the results of Esselte for the month of January, partially offset by lower comparable net sales.

Gross Profit

Gross profit of $289.9 million increased $10.2 million, or 3.6%, from $279.7 million in the prior-year period. Foreign currency translation increased gross profit by $9.0 million, or 3.2%, in the current-year period. Underlying gross profit, excluding foreign currency translation, increased due to the inclusion of the results of Esselte for the month of January, partially offset by lower comparable net sales.

Gross profit as a percent of net sales decreased to 32.0% from 32.9%. The decrease was due to unfavorable customer/product mix in the North America and International segments.

Selling, General and Administrative Expenses

SG&A of $201.8 million increased $3.4 million, or 1.7%, from $198.4 million in the prior-year period. Foreign currency translation increased SG&A by $5.6 million, or 2.8%, in the current-year period. The current-year period includes $3.5 million of integration costs related to the Esselte Acquisition and transaction costs related to the GOBA Acquisition. The prior-year period included $8.1 million in integration and transaction costs related primarily to the Esselte and Pelikan Artline acquisitions. Underlying SG&A, excluding transaction and integration costs, and foreign currency translation, increased due to the inclusion of the results of Esselte for the month of January, partially offset by cost and synergy savings and lower management incentive compensation expenses.

SG&A as a percentage of net sales decreased to 22.3% from 23.3% in the prior-year period, primarily due to cost and synergy savings, lower management incentive compensation expenses and lower integration and transaction costs incurred in the current-year period.

Amortization of Intangibles

Amortization of intangibles was $17.8 million, up $0.8 million, or 4.7%, from $17.0 million in the prior-year period. The increase was from the addition of Esselte for the month of January.

Restructuring Charges

Restructuring charges of $6.8 million decreased $7.0 million, or 50.7%, from $13.8 million in the prior-year period. The current-year period charges primarily related to additional changes in the operating structure of the ACCO Brands North America segment and the continued integration of Esselte within the ACCO Brands EMEA segment. The prior-year period charges of $13.8 million primarily related to the Esselte and Pelikan Artline integration activities.

Operating Income

Operating income of $63.5 million was up $13.0 million, or 25.7%, from $50.5 million in the prior-year period. Foreign currency translation increased operating income by $2.2 million, or 4.4%, in the current-year period. Underlying operating income, excluding restructuring charges, transaction and integration costs and foreign currency translation, increased due to cost savings and the inclusion of the results of Esselte for the month of January, but was partially offset by unfavorable gross margin from customer/product mix.

Interest Expense and Other Expense (Income), Net

Interest expense of $19.3 million was down $1.3 million, or 6.3%, from $20.6 million in the prior-year period. The decrease was primarily due to lower average debt outstanding in the current-year period resulting from principal repayments primarily in the second half of 2017.

Other expense (income), net expense of $1.0 million was up $1.8 million from income of $0.8 million in the prior-year period. The prior-year period included a $2.3 million foreign currency gain related to the settlement of certain long-term intercompany transactions and a $0.3 million write-off of debt issuance costs and other costs associated with the Company's refinancing in connection with the Esselte Acquisition in the first quarter of 2017.

Income Taxes

For the current-year period, income tax expense was $14.0 million on income before taxes of $50.1 million, or an effective tax rate of 27.9%. The lower effective tax rate in the current-year period was due to a $5.6 million benefit resulting from the partial release of the reserve for the Brazilian Tax Assessment due to the expiration of the statute of limitations for the 2011 tax year and the positive impacts attributable to the U.S. Tax Act. This was partially offset by the revaluation of the deferred tax assets and liabilities resulting from the decrease in the Swedish corporate tax rate. See "Note 11. Income Taxes -Income Tax Assessment - Tilibra" to the condensed consolidated financial statements contained in Item 1. of this report for additional details on the Brazilian Tax Assessment. For the prior-year period, income tax expense was $11.1 million on income before taxes of $38.2 million, or an effective tax rate of 29.1%. The low effective tax for the prior-year period was due to a $5.5 million tax benefit from stock-based compensation.

Net Income

Net income of $36.1 million increased $9.0 million, or 33.2%, from $27.1 million in the prior-year period. Diluted income per share was $0.33, up $0.09, or 37.5% from $0.24 per diluted share in the prior-year period. The increase in net income was primarily driven from the addition of Esselte for the month of January.

Segment Net Sales and Operating Income for the Six Months Ended June 30, 2018 and June 30, 2017:

	Six Months Ended June 30, 2018			Amount of Change Compared to the Three Months Ended June 30, 2017
	Net Sales	Segment Operating Income (A)	Segment Operating Income Margin	Net Sales	Net Sales	Segment Operating Income (A)	Segment Operating Income	Margin Points

(in millions of dollars)				$	%	$	%
ACCO Brands North America	$448.4	$54.4	12.1%	$(7.1)	(1.6)%	$(3.1)	(5.4)%	(50)
ACCO Brands EMEA	295.0	22.5	7.6%	70.0	31.1%	19.5	NM	630
ACCO Brands International	161.2	9.1	5.6%	(8.1)	(4.8)%	(5.0)	(35.5)%	(270)
Total	$904.6	$86.0		$54.8		$11.4

	Six Months Ended June 30, 2017
	Net Sales	Segment Operating Income (A)	Segment Operating Income Margin

(in millions of dollars)
ACCO Brands North America	$455.5	$57.5	12.6%
ACCO Brands EMEA	225.0	3.0	1.3%
ACCO Brands International	169.3	14.1	8.3%
Total	$849.8	$74.6
(A) Segment operating income excludes corporate costs. See "Part I, Item 1. Note 16. Information on Business Segments," for a reconciliation of total Segment operating income to "Income before income tax."

ACCO Brands North America

ACCO Brands North America net sales of $448.4 million, including $0.9 million from the addition of Esselte for the month of January, decreased $7.1 million, or 1.6%, from $455.5 million in the prior-year period. Foreign currency translation increased net sales by $2.2 million, or 0.5%, in the current-year period. Comparable net sales, excluding Esselte and foreign currency translation, decreased 2.3% primarily due to customer inventory reductions and lost placement.

ACCO Brands North America operating income of $54.4 million decreased $3.1 million, or 5.4%, from $57.5 million in the prior-year period, and operating income margin decreased to 12.1% from 12.6%. Operating income decreased due to lower gross margins driven by unfavorable customer/product mix, rising input costs and lower sales. This was partially offset by lower SG&A expenses resulting from lower management incentive compensation expenses and cost savings.

ACCO Brands EMEA

ACCO Brands EMEA net sales of $295.0 million, including $42.7 million from the addition of Esselte for the month of January, increased $70.0 million, or 31.1%, from $225.0 million in the prior-year period. Foreign currency translation increased net sales by $22.0 million, or 9.8%, in the current-year period. Comparable net sales, excluding Esselte and foreign currency translation, increased 2.3% due to increased sales of legacy ACCO Brands products and growth in computer products.

ACCO Brands EMEA operating income of $22.5 million increased $19.5 million, from $3.0 million in the prior-year period, and operating income margin increased to 7.6% from 1.3%. Foreign currency translation increased operating income by $1.7 million, or 57%, in the current-year period. Underlying operating income, excluding foreign currency translation, increased due to the inclusion of the results of Esselte for the month of January, lower restructuring charges and integration costs in the current-year period ($5.1 million in the current-year period compared to $10.4 million in the prior-year period), higher gross margins and synergy savings.

ACCO Brands International

ACCO Brands International net sales of $161.2 million, including $0.6 million from the addition of Esselte for the month of January, decreased $8.1 million, or 4.8%, from $169.3 million in the prior-year period. Foreign currency translation increased net sales by $0.9 million, or 0.5%, in the current-year period. Comparable net sales, excluding Esselte and foreign currency translation, decreased 5.7%. Declines in Australia, due to lower sales of commodity products and customer inventory reductions, and declines in Mexico also due to customer inventory reductions, were only partially offset by growth in Brazil.

ACCO Brands International operating income of $9.1 million decreased $5.0 million, or 35.5%, from $14.1 million in the prior-year period and operating income margin decreased to 5.6% from 8.3%. Foreign currency translation increased operating income by $0.4 million, or 2.8%, in the current-year period. Underlying operating income, excluding foreign currency translation, decreased due to lower comparable net sales and lower gross margins. These factors were partially offset by lower restructuring charges and integration costs in the current-year period ($1.1 million in the current-year period compared to $4.5 million in the prior-year period) and synergy savings. In addition, a benefit in the prior-year period of $0.9 million from the recovery of an indirect tax in Brazil did not repeat.

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

The following tables provides a reconciliation of GAAP net sales change as reported to non-GAAP comparable net sales at constant currency:

	Amount of Change - Three Months Ended June 30, 2018 compared to the Three Months Ended June 30, 2017
	$ Change - Net Sales
		Non-GAAP
	GAAP			Comparable
	Net Sales	Currency		Net Sales
	Change	Translation	Acquisition	Change
ACCO Brands North America	$2.2	$1.3	$—	$0.9
ACCO Brands EMEA	12.0	8.3	—	3.7
ACCO Brands International	(5.4)	(1.5)	—	(3.9)
Total	$8.8	$8.1	$—	$0.7

	% Change - Net Sales
		Non-GAAP
	GAAP			Comparable
	Net Sales	Currency		Net Sales
	Change	Translation	Acquisition	Change
ACCO Brands North America	0.8%	0.5%	—%	0.3%
ACCO Brands EMEA	9.3%	6.5%	—%	2.8%
ACCO Brands International	(6.7)%	(1.9)%	—%	(4.8)%
Total	1.8%	1.7%	—%	0.1%

	Amount of Change - Six Months Ended June 30, 2018 compared to the Six Months Ended June 30, 2017
	$ Change - Net Sales
		Non-GAAP
	GAAP			Comparable
	Net Sales	Currency		Net Sales
	Change	Translation	Acquisition	Change
ACCO Brands North America	$(7.1)	$2.2	$0.9	$(10.2)
ACCO Brands EMEA	70.0	22.0	42.7	5.3
ACCO Brands International	(8.1)	0.9	0.6	(9.6)
Total	$54.8	$25.1	$44.2	$(14.5)

	% Change - Net Sales
		Non-GAAP
	GAAP			Comparable
	Net Sales	Currency		Net Sales
	Change	Translation	Acquisition	Change
ACCO Brands North America	(1.6)%	0.5%	0.2%	(2.3)%
ACCO Brands EMEA	31.1%	9.8%	19.0%	2.3%
ACCO Brands International	(4.8)%	0.5%	0.4%	(5.7)%
Total	6.4%	3.0%	5.2%	(1.8)%

Liquidity and Capital Resources

Our primary liquidity needs are to service indebtedness, fund capital expenditures and support working capital requirements. Our principal sources of liquidity are cash flows from operating activities, cash and cash equivalents held and seasonal borrowings under our 2017 Revolving Facility. As of June 30, 2018, there were $323.4 million in borrowings under our $400.0 million multi-currency revolving credit facility (the "2017 Revolving Facility") and the amount available for borrowings was $64.6 million (allowing for $12.0 million of letters of credit outstanding on that date).

We maintain adequate financing arrangements at market rates. Because of the seasonality of our business, we typically generate much of our cash flow in the first, third and fourth quarters, as accounts receivables are collected, and use cash in the second quarter to fund working capital in order to support the North America back-to-school season. Our Brazilian business is highly seasonal due to the timing of the back-to-school season, which coincides with the calendar year-end in the fourth quarter. Due to various tax laws, it is costly to transfer short-term working capital in and out of Brazil; therefore, our normal practice is to hold seasonal cash requirements in Brazil, and invest it in short-term Brazilian government securities. Consolidated cash and cash equivalents was $139.2 million as of June 30, 2018, approximately $70 million of which was held in Brazil.

On February 12, 2018, the Company's Board of Directors approved the initiation of a cash dividend program under which the Company intends to pay a regular quarterly cash dividend of $0.06 per share on its common stock ($0.24 per share on an annualized basis). The declaration, payment and amount of future dividends will be at the discretion of the Board of Directors and will be dependent upon, among other things, the Company's financial position, results of operations, cash flows and other factors.

Our priorities for cash flow use over the near term, after funding business operations, including restructuring expenses, are debt reduction, dividends, stock repurchases and to fund strategic acquisitions. Additionally, income tax payments are anticipated to increase to $47 million for the 2018 year, compared to $35 million paid in the 2017 year, largely as the U.S. has exhausted the benefit of net operating losses.

The current senior secured credit facilities have a weighted average interest rate of 2.87% as of June 30, 2018 and our senior unsecured notes have a fixed interest rate of 5.25%.

On July 26, 2018, the Company amended its 2017 Credit Agreement to increase the size of the 2017 Revolving Facility by $100 million, from $400 million to $500 million. After giving effect to the increase, as of July 26, 2018, the amount available for borrowing was approximately $137.7 million (allowing for $10.8 million of letters of credit outstanding on that date) under the 2017 Revolving Facility.

Restructuring and Integration Activities

From time to time the Company may implement restructuring, realignment or cost-reduction plans and activities, including those related to integrating acquired businesses.

During the three and six months ended June 30, 2018, the Company recorded an aggregate $2.1 million and $6.8 million in restructuring expenses, respectively, primarily related to additional changes in the operating structure of the ACCO Brands North America segment and the continued integration of Esselte within the ACCO Brands EMEA segment. For additional details, see "Note 10. Restructuring" to the condensed consolidated financial statements contained in Item 1. of this report.

In addition, during the three and six months ended June 30, 2018, the Company recorded an aggregate $1.6 million and $3.2 million, respectively, in non-restructuring integration expenses related to the integration of the ACCO Brands and Esselte operations.

Consistent with our previous communications about the Esselte Acquisition, the Company expects to recognize $3.0 million of additional restructuring expenses associated with the future exit of leased facilities over the balance of 2018 which have not yet been recorded, pursuant to GAAP rules.

Cash Flow for the Six Months Ended June 30, 2018 and June 30, 2017

Cash Flow from Operating Activities

Cash used by operating activities during the six months ended June 30, 2018 of $6.5 million was lower by $14.4 million from the $7.9 million provided in the 2017 period, due to reductions in net working capital (accounts receivable, inventories, accounts payable). Accounts receivable contributed only $7.8 million in the 2018 period, compared to $51.2 million in the prior-year period which was benefited by the timing of the Esselte Acquisition. Unfavorable foreign currency translation and higher second quarter sales in 2018 also contributed to the lower cash contribution from accounts receivable. Partially offsetting this was a source of cash from accounts payable of $60.0 million in 2018 compared to $40.2 million in the prior-year period, due to a higher than normal level of post-acquisition payments in 2017 following the acquisition of Esselte, and the timing of inventory purchases. In addition, pension contributions in 2018 of $14.2 million, which were higher than the $10.8 million contributed in 2017 primarily due to a decision to accelerate payments of contributions for the 2018 year to maximize tax deductibility. During the first half of 2018, cash was also used to fund significant employee annual incentive payments, along with interest and tax payments, all of which were broadly in line with those made during the prior year.

The table below shows our cash flow from accounts receivable, inventories and accounts payable for the six months ended June 30, 2018 and 2017:

	Six Months Ended
(in millions of dollars)	June 30, 2018	June 30, 2017
Accounts receivable	$7.8	$51.2
Inventories	(74.7)	(75.0)
Accounts payable	60.0	40.2
Cash flow (used) provided by net working capital	$(6.9)	$16.4

Cash Flow from Investing Activities

Cash used by investing activities was $17.0 million and $305.4 million for the six months ended June 30, 2018 and 2017, respectively. The 2017 cash outflow reflects $292.6 million of purchase price, net of cash acquired, paid for Esselte. For further details, see "Note 3. Acquisition" to the condensed consolidated financial statements contained in Item 1. of this report. Capital expenditures were $17.0 million and $13.0 million for the six months ended June 30, 2018 and 2017, respectively, with the increase compared to the prior-year period driven by information technology system-related investments.

Cash Flow from Financing Activities

Cash provided by financing activities was $92.1 million for the six months ended June 30, 2018, compared to $353.1 million provided for the same period of 2017. Cash sourced in 2018 includes incremental net borrowings of $155.9 million, partially offset by $51.4 million for repurchases of our common stock and payments related to tax withholding for stock-based compensation, net of proceeds received from the exercise of stock options, and $12.7 million for the payment of dividends.

Cash provided in 2017 reflects proceeds from net long-term borrowings of $369.0 million largely in connection with the Esselte Acquisition. Additionally, we used cash of $12.4 million for payments related to tax withholding for stock-based compensation and repurchases of common stock, net of proceeds received from the exercise of stock options, and paid $3.5 million of debt issuance costs associated with the first quarter 2017 debt refinancing in connection with the Esselte Acquisition.

Credit Facilities and Notes Covenants

As of and for the periods ended June 30, 2018 and December 31, 2017, the Company was in compliance with all applicable loan covenants.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk" of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. There have been no material changes to Foreign Exchange Risk Management or Interest Rate Risk Management in the quarter ended June 30, 2018 or through the date of this report.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision of the Chief Executive Officer and the Chief Financial Officer, and with the participation of our Disclosure Committee, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2018.

(b) Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Each of the following risk factors updates and supersedes, in its entirety, the similarly captioned risk factor contained in "Part I, Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2017 (the "2017 Annual Report"). The risk factors below should be reviewed together with the other risk factors contained in our 2017 Annual Report which remain unchanged:

A limited number of large customers account for a significant percentage of our net sales, and a substantial reduction in sales to, or gross profit from, or significant decline in the financial condition of, one or more of these customers can materially adversely impact our business and results of operations.

Our top ten customers accounted for 42% and 44%, respectively, of our net sales for the six months ended June 30, 2018 and the year ended December 31, 2017. The loss of, or a significant reduction in sales to, one or more of our top customers, or significant changes to the terms on which we sell our products to our top customers, can have a material adverse effect on our business, results of operations and financial condition.

The competitive environment in which our large customers operate is rapidly changing. Office superstores, wholesale and traditional retail customers (especially in our more developed geographies such as the U.S., Europe and Australia) face increasing competition, especially from mass merchants and e-tailers, which is driving a decline in their overall market share. In response, they continue to evolve their businesses, by shifting their channel or geographic focus, making changes to their operating models and merchandising strategies and, in many cases, consolidating or divesting unprofitable or unattractive segments of their businesses. All of these changes have made, and will continue to make, our business relationships with these customers more challenging and unpredictable due to increasing demands for more private label products, better pricing, increased promotional programs and longer payment terms. Their response to increasing competition can also result in product de-listings, as well as reductions in inventories and the shelf space allotted to our products.

Our larger customers generally have the scale to develop supply chains that permit them to change their buying patterns, or develop and market their own private label and other economy brands that compete with some of our products. This ability also makes it easier for them to resist our efforts to increase prices, reduce inventory levels and, potentially, de-list our products. Given the significance of our large customers to our business, all of the actions they take in response to competitive pressures and economic conditions have, and will continue to, significantly impact our sales and margins, especially in North America, EMEA, Australia and Mexico.

The economic climate in some of the countries in which we operate is volatile. A slowing economy in our key markets or changes in consumer buying habits could adversely affect the financial health of one or more of our large customers which, in turn, could have an adverse effect on our sales, results of operations and financial condition. The sell-through of our products by our customers is dependent in part on high quality merchandising and an appealing store environment to attract consumers, which requires continuing investments by our customers. Large customers that experience financial difficulties may fail to make such investments or delay them, resulting in lower sales and orders for our products.

Changes to U.S. trade policies and regulations, as well as the overall uncertainty surrounding international trade relations, could have a material adverse effect our business.

Recent changes in U.S. trade policies, including tariffs on raw materials imported from Canada and Mexico, and tariffs on imports from China generally, have had, and we expect that they will continue to have, an adverse effect our costs of products sold and margins in our North America segment. Additionally, further changes in U.S. trade policies appear likely, including additional import tariffs, and would likely adversely impact our business. In response to these changes, other countries may change their own trade policies, including the imposition of tariffs and quotas, which could also adversely affect our business outside the U.S.

In order to mitigate the impact of these trade-related increases on our costs of products sold we intend to increase prices in certain markets and, over the longer term, make changes in our supply chain and, potentially, our U.S. manufacturing strategy. Implementing price increases may cause our customers to find alternative sources for their products. Additionally, there can be no assurance that we will be able to successfully pass on these costs through price increases or adjust our supply chain by locating alternative suppliers for raw materials or finished goods at acceptable costs or in a timely manner, and without incurring significant costs. Further, the uncertainty surrounding U.S. trade policy makes it difficult to make long-term strategic decisions regarding the best way to respond to these pressures and could also increase the volatility of currency exchange rates. Our inability to effectively manage the negative impacts of changing U.S. and foreign trade policies could materially adversely impact our results of operations and financial condition.

Our operating results can be adversely affected by changes in input costs, including the cost or availability of raw materials, transportation, labor, and other necessary supplies and services.

Pricing and availability of raw materials, transportation, labor, and other necessary supplies and services used in our business can be volatile due to numerous factors beyond our control, including general economic conditions, labor costs, production levels, and import tariffs as well as overall competitive conditions, including demand and supply. This volatility can significantly affect our business, results of operations, and financial condition. During the second quarter of 2018, increases in the cost and availability of raw materials (driven primarily by increased tariffs, limited supply and the overall uncertainty surrounding international trade relations) and increased transportation costs impacted the results of operations in our North America segment and we currently expect this trend to continue with an increasing adverse impact in future quarters.

We also rely on third-party manufacturers, principally in China, as a source for many of our finished products. These manufacturers are also subject to changes in the cost or availability of raw materials, transportation, labor, and other necessary supplies and services, which may, in turn, result in an increase in the amount we pay for finished goods.

During periods of rising input costs, we manage this volatility in costs through a variety of actions, including periodic purchases, future delivery purchases, long-term contracts, sales price increases and the use of certain derivative instruments. Over the longer term, we may also make adjustments in our supply chain in an effort to mitigate the adverse impact of increasing costs. There can be no assurance that we will be able to effectively mitigate the impact on our cost of products sold fast enough to preserve and margins, if at all, and without incurring significant costs. Additionally, we may lose sales as we seek to offset these cost increases by raising prices to our customers. Conversely, when input costs decline, customer demands for lower prices could result in lower sale prices and, to the extent we have existing inventory, lower margins. As a result, fluctuations in input costs can have a material adverse effect on the Company’s business, results of operations and financial condition.

The primary materials used in the manufacturing of many of our products are paper, plastics, resin, polyester and polypropylene substrates, steel, wood, aluminum, melamine, zinc and cork. During the second quarter of 2018, we experienced significant increases in the cost of paper, steel and aluminum. We currently expect this trend to continue with increasing adverse impact in future periods.

Continued declines in the use of certain of our products could adversely affect our business.

A number of our products and brands consist of paper-based and related products. As use of technology-based tools continue to rise worldwide, consumer demand for traditional paper-based and related products, such as decorative calendars, planners, envelopes, ring binders and mechanical binding equipment, has declined. The addition of tariff and commodity price driven inflation into the U.S. market has the potential to alter pricing which may, in turn, accelerate the pace of change in consumer preferences for product substitutes. Continued or accelerated of the decline in the overall demand for any of the products we sell could adversely impact our business, results of operations and financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not applicable.

(b) Not applicable.

(c) Common Stock Purchases

The following table provides information about our purchases of equity securities during the quarter ended June 30, 2018:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
April 1, 2018 to April 30, 2018	977,888	$12.83	977,888	$162,172,043
May 1, 2018 to May 31, 2018	1,726,305	12.15	1,726,305	141,197,616
June 1, 2018 to June 30, 2018	613,256	13.43	613,256	132,964,647
Total	3,317,449	$12.59	3,317,449	$132,964,647

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

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows and (v) related notes to those financial statements*

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGISTRANT:

ACCO BRANDS CORPORATION

By:	/s/ Boris Elisman
Boris Elisman
Chairman, President and Chief Executive Officer (principal executive officer)

By:	/s/ Neal V. Fenwick
Neal V. Fenwick
Executive Vice President and Chief Financial Officer (principal financial officer)

By:	/s/ Kathleen D. Hood*
Kathleen D. Hood*
Senior Vice President and Chief Accounting Officer (principal accounting officer)
Date: July 31, 2018

*Kathleen D. Schnaedter has changed her name to Kathleen D. Hood.