Form 10-Q
period 2018-09-30
ACCO BRANDS Corp
filed 2018-10-30
CIK 712034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2018

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

As of October 24, 2018, the registrant had outstanding 102,739,645 shares of Common Stock.

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

Some of the factors that could affect our results or cause plans, actions and results to differ materially from current expectations are detailed in "Part I, Item 1. Business" and "Part I, Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2017, in "Part II, Item 1A. Risk Factors" in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, in "Part II, Item 1A. Risk Factors" of this Quarterly Report on Form 10-Q, and the financial statement line item discussions set forth in "Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations" of this Quarterly Report on Form 10-Q and from time to time in our other Securities and Exchange Commission (the "SEC") filings.
,
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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ACCO Brands Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

	September 30, 2018	December 31, 2017
(in millions)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$95.0	$76.9
Accounts receivable, net	421.2	469.3
Inventories	332.1	254.2
Other current assets	48.3	29.2
Total current assets	896.6	829.6
Total property, plant and equipment	643.5	645.2
Less: accumulated depreciation	(377.3)	(366.7)
Property, plant and equipment, net	266.2	278.5
Deferred income taxes	118.2	137.9
Goodwill	684.4	670.3
Identifiable intangibles, net	802.0	839.9
Other non-current assets	35.8	42.9
Total assets	$2,803.2	$2,799.1
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$54.8	$43.2
Accounts payable	211.5	178.2
Accrued compensation	42.5	60.9
Accrued customer program liabilities	120.0	141.1
Accrued interest	6.6	1.2
Other current liabilities	113.8	113.8
Total current liabilities	549.2	538.4
Long-term debt, net	958.6	889.2
Deferred income taxes	173.9	177.1
Pension and post-retirement benefit obligations	242.7	275.5
Other non-current liabilities	129.7	144.8
Total liabilities	2,054.1	2,025.0
Stockholders' equity:
Common stock	1.1	1.1
Treasury stock	(33.9)	(26.4)
Paid-in capital	1,938.2	1,999.7
Accumulated other comprehensive loss	(470.7)	(461.1)
Accumulated deficit	(685.6)	(739.2)
Total stockholders' equity	749.1	774.1
Total liabilities and stockholders' equity	$2,803.2	$2,799.1

See Notes to Condensed Consolidated Financial Statements (Unaudited).

ACCO Brands Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2018	2017	2018	2017
Net sales	$507.3	$532.2	$1,411.9	$1,382.0
Cost of products sold	346.5	354.0	961.2	924.1
Gross profit	160.8	178.2	450.7	457.9
Operating costs and expenses:
Selling, general and administrative expenses	92.8	109.8	294.6	308.2
Amortization of intangibles	9.4	9.4	27.2	26.4
Restructuring charges	1.1	2.3	7.9	16.1
Total operating costs and expenses	103.3	121.5	329.7	350.7
Operating income	57.5	56.7	121.0	107.2
Non-operating expense (income):
Interest expense	11.6	10.7	30.9	31.3
Interest income	(1.1)	(1.6)	(3.5)	(4.9)
Non-operating pension income	(2.6)	(2.0)	(7.1)	(6.2)
Other expense (income), net	0.6	(0.2)	1.6	(1.0)
Income before income tax	49.0	49.8	99.1	88.0
Income tax expense	13.4	19.2	27.4	30.3
Net income	$35.6	$30.6	$71.7	$57.7

Per share:
Basic income per share	$0.34	$0.28	$0.68	$0.53
Diluted income per share	$0.34	$0.28	$0.66	$0.52

Weighted average number of shares outstanding:
Basic	103.8	108.1	105.6	108.6
Diluted	105.9	110.3	107.9	111.5

Dividends per common share	$0.06	$—	$0.18	$—

See Notes to Condensed Consolidated Financial Statements (Unaudited).

ACCO Brands Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
Net income	$35.6	$30.6	$71.7	$57.7
Other comprehensive income (loss), net of tax:
Unrealized (loss) income on derivative instruments, net of tax benefit (expense) of $0.3 and $0.2 and $(1.1) and $1.5, respectively	(0.7)	—	2.8	(3.5)

Foreign currency translation adjustments, net of tax (expense) benefit of $1.2 and $0.4 and $(1.6) and $4.6, respectively	(4.5)	1.2	(18.6)	(5.6)

Recognition of deferred pension and other post-retirement items, net of tax (expense) benefit of $(0.4) and $0.6 and $(1.9) and $1.4, respectively	1.1	(2.0)	6.2	(5.2)
Other comprehensive loss, net of tax	(4.1)	(0.8)	(9.6)	(14.3)

Comprehensive income	$31.5	$29.8	$62.1	$43.4

See Notes to Condensed Consolidated Financial Statements (Unaudited).

ACCO Brands Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(in millions)	2018	2017
Operating activities
Net income	$71.7	$57.7
Amortization of inventory step-up	—	0.9
Loss on disposal of assets	0.1	0.2
Depreciation	25.5	26.3
Amortization of debt issuance costs	1.5	2.4
Amortization of intangibles	27.2	26.4
Stock-based compensation	6.0	11.9
Loss on debt extinguishment	0.3	—
Changes in balance sheet items:
Accounts receivable	46.2	64.6
Inventories	(81.2)	(48.4)
Other assets	(0.6)	(5.0)
Accounts payable	39.1	(3.5)
Accrued expenses and other liabilities	(58.1)	(20.0)
Accrued income taxes	7.0	2.2
Net cash provided by operating activities	84.7	115.7
Investing activities
Additions to property, plant and equipment	(26.3)	(18.8)
Proceeds from the disposition of assets	0.2	0.1
Cost of acquisitions, net of cash acquired	(37.3)	(292.3)
Net cash used by investing activities	(63.4)	(311.0)
Financing activities
Proceeds from long-term borrowings	217.4	474.1
Repayments of long-term debt	(118.3)	(180.5)
Payments for debt issuance costs	(0.6)	(3.5)
Dividends paid	(18.9)	—
Repurchases of common stock	(75.0)	(36.3)
Payments related to tax withholding for stock-based compensation	(7.5)	(9.3)
Proceeds from the exercise of stock options	6.8	3.2
Net cash provided by financing activities	3.9	247.7
Effect of foreign exchange rate changes on cash and cash equivalents	(7.1)	6.0
Net increase in cash and cash equivalents	18.1	58.4
Cash and cash equivalents
Beginning of the period	76.9	42.9
End of the period	$95.0	$101.3

See Notes to Condensed Consolidated Financial Statements (Unaudited).

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

As used in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, the terms "ACCO Brands," "ACCO," the "Company," "we," "us," and "our" refer to ACCO Brands Corporation and its consolidated subsidiaries.

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

The Condensed Consolidated Balance Sheet as of September 30, 2018, the related Consolidated Statements of Income and the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2018 and 2017 and Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017 are unaudited. The December 31, 2017 Condensed Consolidated Balance Sheet data was derived from audited financial statements, but does not include all annual disclosures required by GAAP. The above referenced financial statements included herein were prepared by management and reflect all adjustments (consisting solely of normal recurring items unless otherwise noted) which are, in the opinion of management, necessary for the fair presentation of results of operations and cash flows for the interim periods ended September 30, 2018 and 2017, and the financial position of the Company as of September 30, 2018. Interim results may not be indicative of results for a full year.

On July 2, 2018, the Company completed the acquisition (the "GOBA Acquisition") of GOBA Internacional, S.A. de C.V. ("GOBA"), a leading provider of school and craft products in Mexico under the Barrilito® brand, for a preliminary purchase price of approximately $37.3 million, net of cash acquired, and subject to working capital and other adjustments. The GOBA Acquisition is expected to increase the breadth and depth of our distribution, especially with wholesalers and retailers throughout Mexico and complement our existing office products portfolio with a strong offering of school products. The results of GOBA are included in the ACCO Brands International segment as of July 2, 2018.

On January 31, 2017, the Company completed the acquisition (the "Esselte Acquisition") of Esselte Group Holdings AB ("Esselte"). Accordingly, the financial results of Esselte are included in the Company's condensed consolidated financial statements as of February 1, 2017, and are reflected in all three of the Company's reportable segments.

See "Note 3. Acquisitions" for details on the acquisitions.

In accordance with the adoption of the Accounting Standard Update ("ASU") No. 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, the Company has retrospectively revised its presentation of pension costs, reclassifying the non-service components of periodic pension income/cost to "Non-operating pension income" in the Consolidated Statements of Income. See "Note 2. Recent Accounting Pronouncements and Adopted Accounting Standards" for details on the new standard.

The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting periods. Actual results could differ from those estimates.

2. Recent Accounting Pronouncements and Adopted Accounting Standards

Recent Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (the "FASB") issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40), Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This ASU aligns the requirements for capitalizing implementation costs

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The Company is currently in the process of evaluating the impact of adoption of ASU 2018-15 on the Company’s consolidated financial statements. ASU 2018-015 is effective for fiscal years ending after December 15, 2019. Early adoption of the standard is permitted, including adoption in any interim period for which financial statements have not been issued.

In August 2018, the FASB issued ASU No. 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20), Disclosure Framework - Changes to the Disclosures Requirements for Defined Benefit Plans Income Statement - Reporting Comprehensive Income (Topic 220). This ASU removes disclosures that no longer are considered cost beneficial, clarifies the specific requirements of disclosures, and adds disclosure requirements identified as relevant. The Company does not expect the adoption of ASU 2018-14 to have a material impact on its consolidated financial statements. ASU 2018-14 is effective for fiscal years ending after December 15, 2020. Early adoption is permitted for all entities and is to be applied on a retrospective basis. The Company will adopt ASU 2018-14 at the end of its 2018 fiscal year.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220). In December 2017, the Tax Cuts and Jobs Act (the "U.S. Tax Act") was signed into law. Prior to ASU 2018-02, GAAP required deferred tax assets and deferred tax liabilities to be adjusted for the effect of a change in tax laws or rates with the effect included in income from continuing operations in the reporting period including the enactment date. The U.S. Tax Act reduces the historical U.S. corporate tax rate and the effect of that change is required to be included in income from continuing operations, even if the original tax effects were recorded in Accumulated Other Comprehensive Income ("AOCI"). This could cause some tax effects to become stranded in AOCI as they are not updated to reflect the new tax rate. This new standard allows a company to elect to reclass the stranded tax effects resulting from the U.S. Tax Act from AOCI to retained earnings. The adoption of the new standard may be applied in the period of adoption or retrospectively to each period(s) effected by the change in the corporate tax rate. The Company is currently in the process of evaluating the impact of adoption of ASU 2018-02 on the Company’s consolidated financial statements. ASU 2018-02 is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2018. Early adoption of the standard is permitted, including adoption in any interim period for which financial statements have not been issued.

In August 2017, the FASB issued ASU No. 2017-12, Derivative and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities. This ASU improves certain aspects of the hedge accounting model, including making more risk management strategies eligible for hedge accounting and simplifying the assessment of hedge effectiveness. The Company is currently in the process of assessing the impact of adoption of ASU 2017-12 on the Company's consolidated financial statements. The Company will adopt ASU 2017-12 at the beginning of its 2019 fiscal year.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This ASU amends the existing accounting standard for leases. The amendments are intended to increase transparency and comparability among organizations by requiring recognition of lease assets and lease liabilities on the balance sheet and disclosure of key information about leasing arrangements. The new standard will be effective for annual periods beginning after December 15, 2018, including interim periods within that reporting period, and early adoption is permitted. The Company is currently evaluating the new guidance to determine the impact it will have on its consolidated financial statements and disclosures, but expects the impact to the Company’s Consolidated Balance Sheet to be material. At this time, the Company does not expect the adoption of ASU 2016-02 to have a material impact on its Consolidated Statements of Income. The Company is in the process of analyzing existing leases, practical expedients, and deploying its implementation strategy. The Company will adopt ASU 2016-02 at the beginning of its 2019 fiscal year.

In July 2018, the FASB issued ASU 2018-11 Leases (Topic 842), Targeted Improvements. With this ASU, the FASB decided to provide another transition method in addition to the existing transition method by allowing entities to initially apply ASU 2016-02 at the adoption date (January 1, 2019 for the Company) and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. An entity that elects this additional (and optional) transition method must provide the required Topic 840 disclosures for all periods that continue to be in accordance with Topic 840. The amendments do not change the existing disclosure requirements in Topic 840 (for example, they do not create interim disclosure requirements that entities previously were not required to provide). The Company will apply this new transition method upon adoption of ASU 2016-02.

There are no other recently issued accounting standards that are expected to have a material effect on the Company’s financial condition, results of operations or cash flow.

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Recently Adopted Accounting Standards

On January 1, 2018, we adopted the accounting standard ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The new standard requires presentation of all components of net periodic pension and postretirement benefit costs, other than service costs, in an income statement line item included in "Non-operating expense (income)." The service cost component will continue to be presented in selling, general and administrative expenses ("SG&A"). The Company used the practical expedient which permits an employer to use the amounts disclosed in its pension disclosures as the basis for applying the retrospective presentation requirements. On this basis, the Company restated its operating income, which was reduced by $8.5 million for the year ended December 31, 2017. For the three and nine months ended September 30, 2017 the restated amounts were $2.0 million and $6.2 million, respectively.

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

The cumulative effect of the changes on our January 1, 2018 opening Condensed Consolidated Balance Sheet due to the adoption of ASU 2014-09 was as follows:

(in millions)	Balance at December 31, 2017	Adjustments due to ASU 2014-09	Balance at January 1, 2018
Assets:
Inventories	$254.2	$(3.5)	$250.7
Other current assets	29.2	6.9	36.1

Liabilities and stockholders' equity:
Accrued customer program liabilities	141.1	1.1	142.2
Other current liabilities	113.8	0.1	113.9
Deferred income taxes	177.1	0.6	177.7
Accumulated deficit	(739.2)	1.6	(737.6)

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The impact of the adoption of ASU 2014-09 on our Consolidated Statements of Income and Condensed Consolidated Balance Sheet for the three and nine-month periods ended September 30, 2018 was as follows:

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
(in millions)	As Reported	Balances without adoption of ASU 2014-09	Effect of Change Higher/(Lower)	As Reported	Balances without adoption of ASU 2014-09	Effect of Change Higher/(Lower)
Consolidated Statements of Income:
Net sales	$507.3	$508.0	$(0.7)	$1,411.9	$1,413.1	$(1.2)
Cost of products sold	346.5	346.9	(0.4)	961.2	961.9	(0.7)
Income tax expense	13.4	13.4	—	27.4	27.5	(0.1)
Net income	35.6	35.9	(0.3)	71.7	72.1	(0.4)

Condensed Consolidated Balance Sheet:
Assets:
Accounts receivable, net				421.2	418.7	2.5
Inventories				332.1	335.1	(3.0)
Other current assets				48.3	42.3	6.0

Liabilities and stockholders' equity:
Accrued customer program liabilities				120.0	120.8	(0.8)
Other current liabilities				113.8	109.2	4.6
Deferred income taxes				173.9	173.4	0.5
Accumulated deficit				(685.6)	(686.8)	1.2

See "Note 5. Revenue Recognition" for the required disclosures related to ASU 2014-09.

3. Acquisitions

Acquisition of GOBA

On July 2, 2018, the Company completed the GOBA Acquisition. GOBA is a leading provider of school and craft products in Mexico under the Barrilito® brand. The GOBA Acquisition is expected to increase the breadth and depth of our distribution, especially with wholesalers and retailers throughout Mexico and complement our existing office products portfolio with a strong offering of school products. The results of GOBA are included in the ACCO Brands International segment as of July 2, 2018.

The purchase price paid at closing was Mex$782.5 million (US$39.2 million based on July 2, 2018 exchange rates), subject to working capital and other adjustments. The preliminary purchase price, net of cash acquired of $1.9 million, was $37.3 million. A portion of the purchase price (Mex$115.0 million ($5.8 million based on July 2, 2018 exchange rates)) is being held in an escrow account for a period of up to 5 years after closing in the event of any claims against the sellers under the stock purchase agreement. The Company may also make claims against the sellers directly, subject to limitations in the stock purchase agreement, if the escrow is depleted. The GOBA Acquisition and related expenses were funded by increased borrowing under our 2017 Revolving Facility (as defined below).

For accounting purposes, the Company was the acquiring enterprise. The GOBA Acquisition was accounted for as a purchase combination and GOBA's results are included in the Company’s condensed consolidated financial statements as of July 2, 2018. The net sales for GOBA for both the three and nine months ended September 30, 2018 were $10.0 million.

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The following table presents the preliminary allocation of the consideration given to the fair values of the assets acquired and liabilities assumed at the date of acquisition.

(in millions)	At July 2, 2018
Calculation of Goodwill:
Purchase price, net of working capital adjustment	$39.2

Plus fair value of liabilities assumed:
Accounts payable and accrued liabilities	9.0
Deferred tax liabilities	3.2
Other non-current liabilities	5.5
Fair value of liabilities assumed	$17.7

Less fair value of assets acquired:
Cash acquired	1.9
Accounts receivable	28.6
Inventory	7.3
Property, plant and equipment	0.6
Identifiable intangibles	10.5
Deferred tax assets	1.8
Other assets	4.2
Fair value of assets acquired	$54.9

Goodwill	$2.0

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

Our fair value estimate of assets acquired and liabilities assumed is pending the completion of several elements, including the valuations of the fair value of the assets acquired and liabilities assumed and final review by our management. The primary areas that are not yet finalized relate to intangible assets, property, plant and equipment, liabilities and income and other taxes. Accordingly, there could be material adjustments to our condensed consolidated financial statements, including changes in our amortization and depreciation expense related to the valuation of intangible assets and property and equipment acquired and their respective useful lives, among other adjustments.

The final determination of the purchase price, fair values and resulting goodwill may differ significantly from what is reflected in these condensed consolidated financial statements.

During the three and nine ended September 30, 2018, transaction costs related to the GOBA Acquisition were $0.6 million and $0.9 million, respectively. These costs were reported as interest and selling, general and administrative expenses in the Company's Consolidated Statements of Income.

Pro forma financial information is not presented due to immateriality.

Acquisition of Esselte

On January 31, 2017, ACCO Europe Limited ("ACCO Europe"), an indirect wholly-owned subsidiary of the Company, completed the Esselte Acquisition. The Esselte Acquisition was made pursuant to the share purchase agreement dated October 21, 2016, as amended (the "Purchase Agreement"), among ACCO Europe, the Company and an entity controlled by J. W. Childs (the

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

"Seller").

As a result of the acquisition of Esselte, ACCO Brands became a leading European manufacturer and marketer of branded consumer and office products. The Esselte Acquisition added the Leitz®, Rapid® and Esselte® brands in the storage and organization, stapling, punching, business machines and do-it-yourself tools product categories to the Company's portfolio. The combination improved ACCO Brands’ scale and enhanced its position as an industry leader in Europe.

The purchase price paid at closing was €302.9 million (US$326.8 million based on January 31, 2017 exchange rates) and was subject to a working capital adjustment that reduced it by $0.3 million. The purchase price, net of cash acquired of $34.2 million, was $292.3 million. A portion of the purchase price (€8.1 million (US$8.7 million based on January 31, 2017 exchange rates)) is being held in an escrow account for a period of up to two years after closing as ACCO Europe’s sole recourse against Seller in the event of any claims against Seller under the Purchase Agreement. As of September 30, 2018, the balance remaining in the escrow account was $6.9 million. A warranty and indemnity insurance policy held by the Company and ACCO Europe insures certain of Seller’s contractual obligations to ACCO Europe under the Purchase Agreement for up to €40.0 million (US$43.2 million based on January 31, 2017 exchange rates) for a period of up to seven years, subject to certain deductibles and limitations set forth in the policy.

The Esselte Acquisition and related expenses were funded through a term loan of €300.0 million (US$320.8 million based on January 27, 2017 exchange rates) and cash on hand.

For accounting purposes, the Company was the acquiring enterprise. The Esselte Acquisition was accounted for as a purchase combination and Esselte's results are included in the Company’s condensed consolidated financial statements as of February 1, 2017. The January 2018 net sales for Esselte were $44.2 million. Esselte contributed $107.7 million and $274.5 million of net sales for the three and nine months ended September 30, 2017, respectively.

The following table presents the allocation of the consideration given to the fair values of the assets acquired and liabilities assumed at the date of acquisition.

(in millions)	At January 31, 2017
Calculation of Goodwill:
Purchase price, net of working capital adjustment	$326.5

Plus fair value of liabilities assumed:
Accounts payable and accrued liabilities	121.9
Deferred tax liabilities	83.6
Pension obligations	174.1
Other non-current liabilities	5.8
Fair value of liabilities assumed	$385.4

Less fair value of assets acquired:
Cash acquired	34.2
Accounts receivable	60.0
Inventory	41.9
Property, plant and equipment	75.6
Identifiable intangibles	277.0
Deferred tax assets	106.3
Other assets	10.4
Fair value of assets acquired	$605.4

Goodwill	$106.5

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

During the three and nine months ended September 30, 2017, transaction costs related to the Esselte Acquisition were $1.6 million and $5.0 million, respectively. These costs were reported as selling, general and administrative expenses in the Company's Consolidated Statements of Income.

4. Long-term Debt and Short-term Borrowings

Notes payable and long-term debt, listed in order of the priority of security interests in assets of the Company, consisted of the following as of September 30, 2018 and December 31, 2017:

(in millions)	September 30, 2018	December 31, 2017
Euro Senior Secured Term Loan A, due January 2022 (floating interest rate of 1.50% at September 30, 2018 and 1.50% at December 31, 2017)	$318.6	$345.0
Australian Dollar Senior Secured Term Loan A, due January 2022 (floating interest rate of 3.50% at September 30, 2018 and 3.29% at December 31, 2017)	52.6	60.0
U.S. Dollar Senior Secured Revolving Credit Facility, due January 2022 (floating interest rate of 3.87% at September 30, 2018 and 3.53% at December 31, 2017)	197.1	48.9
Australian Dollar Senior Secured Revolving Credit Facility, due January 2022 (floating interest rate of 3.50% at September 30, 2018 and 3.28% at December 31, 2017)	75.7	85.0
Senior Unsecured Notes, due December 2024 (fixed interest rate of 5.25%)	375.0	400.0
Other borrowings	0.4	0.6
Total debt	1,019.4	939.5
Less:
Current portion	54.8	43.2
Debt issuance costs, unamortized	6.0	7.1
Long-term debt, net	$958.6	$889.2

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

Effective July 26, 2018, the Company entered into the First Amendment (the "First Amendment") to the 2017 Credit Agreement among the Company, certain subsidiaries of the Company, Bank of America, N.A., as administrative agent, and the other lenders party thereto. The First Amendment increased the aggregate revolving credit commitments under the 2017 Revolving Facility by $100.0 million such that, after giving effect to such increase, the aggregate amount of revolving credit available under the 2017 Revolving Facility is $500.0 million. In addition, the First Amendment also affected certain technical amendments to the 2017 Credit Agreement, including the addition of provisions relating to LIBOR successor rate procedures if LIBOR becomes unascertainable or is discontinued in the future and to expressly permit certain intercompany asset transfers.

As of September 30, 2018, there were $272.8 million in borrowings outstanding under the 2017 Revolving Facility. The remaining amount available for borrowings as of September 30, 2018 was $216.7 million (allowing for $10.5 million of letters of credit outstanding on that date).

During the second quarter of 2018, the Company repurchased $25.0 million of its Senior Unsecured Notes at par.

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

As described in the Company's 2017 Annual Report on Form 10-K, we must meet certain restrictive debt covenants under the senior secured credit facilities. The indenture governing our outstanding senior unsecured notes also contains certain covenants. As of and for the periods ended September 30, 2018 and December 31, 2017, the Company was in compliance with all applicable loan covenants.

5. Revenue Recognition

On January 1, 2018, the Company adopted accounting standard ASU 2014-09, Revenue from Contracts with Customers and all related amendments (Topic 606), applying the modified retrospective transition method to all customer contracts that were not completed as of January 1, 2018. Results for reporting periods beginning after December 31, 2017 are presented under ASU 2014-09, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for the prior period. The Company recorded a net increase to beginning retained earnings of $1.6 million as of January 1, 2018 due to the cumulative impact of adopting ASU 2014-09. The impact of adopting ASU 2014-09 to our financial statements as of, and for the three and nine months ended September 30, 2018 was immaterial.

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

Nature of our Products and Services

Products: For our products, we transfer control and recognize a sale when we either ship the product from our manufacturing facility or distribution center, procure the product from one of our vendors, or upon delivery to a customer specified location depending upon the terms in the customer agreement. For consignment arrangements, revenue is not recognized until the products are sold to the end customer. The amount of consideration we receive and revenue we recognize is impacted by incentives ("Customer Program Costs"), including sales rebates (which are generally tied to achievement of certain sales volume levels); in-store promotional allowances; shared media and customer catalog allowances; other cooperative advertising arrangements; freight allowance programs offered to our customers; and allowance for discounts and returns. We recognize Customer Program Costs as a deduction to gross sales at the time that the associated revenue is recognized. We estimate discounts based upon an analysis of historical trends and record them as reductions to "Net sales" and "Accounts receivable, net". We estimate and record a returns reserve, on a gross basis, as a reduction to "Net sales" and "Cost of products sold" with increases to "Other current liabilities" and "Inventories." We adjust our estimate of revenue when the most likely amount of consideration we expect to receive changes.

Service or Extended Maintenance Agreements ("EMAs"): Depending on the terms of the EMA, we may defer recognition of the consideration received for any unsatisfied obligations. We use an observable price to determine the stand-alone selling price for separate performance obligations or a cost plus margin approach, for our separately priced service/maintenance agreements that extend mechanical and maintenance coverage beyond our base warranty coverage to our Print Finishing Solutions customers. These agreements range in duration from three months to 60 months, however, most agreements are one year or less. We generally receive payment at inception of the EMAs and recognize revenue over the term of the agreement on a straight line basis. As of January 1, 2018, there was $5.2 million of unearned revenue associated with outstanding EMAs, primarily reported in "Other current liabilities". During the three and nine months ended September 30, 2018, $4.0 million and $11.8 million of the unearned revenue was recognized, respectively. As of September 30, 2018, the amount of unearned revenue was $5.2 million. We expect to

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

recognize approximately $4.5 million of the unearned amount in the next 12 months and $0.7 million in future periods beyond the next 12 months.

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

The following table presents our revenue disaggregated by regional geography(1), based upon our reporting segments for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
United States	$227.6	$252.1	$617.7	$654.4
Canada	35.8	38.2	94.1	91.4
ACCO Brands North America	263.4	290.3	711.8	745.8

ACCO Brands EMEA(2)	143.1	140.3	438.1	365.3

Australia/N.Z.	41.4	47.6	118.8	131.5
Latin America	47.6	43.2	106.7	105.1
Asia-Pacific	11.8	10.8	36.5	34.3
ACCO Brands International	100.8	101.6	262.0	270.9
Net sales	$507.3	$532.2	$1,411.9	$1,382.0

(1) Net sales are attributed to geographic areas based on the location of the selling subsidiaries.
(2) ACCO Brands EMEA is comprised largely of Europe, but also includes export sales to the Middle East and Africa.

The following table presents our revenue disaggregated by the timing of revenue recognition for the three and nine months ended September 30, 2018:

	Three Months Ended September 30,	Nine Months Ended September 30,
(in millions)	2018	2018
Product and services transferred at a point in time	$483.1	$1,361.8
Product and services transferred over time	24.2	50.1
Net sales	$507.3	$1,411.9

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

6. Pension and Other Retiree Benefits

The components of net periodic benefit (income) cost for pension and post-retirement plans for the three and nine months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended September 30,
	Pension				Post-retirement
	U.S.		International
(in millions)	2018	2017	2018	2017	2018	2017
Service cost	$0.4	$0.3	$0.6	$0.4	$—	$—
Interest cost	1.6	1.8	3.1	3.6	0.1	—
Expected return on plan assets	(2.9)	(3.1)	(5.6)	(5.6)	—	—
Amortization of net loss (gain)	0.7	0.5	0.8	0.7	(0.1)	(0.1)
Amortization of prior service cost	0.1	0.1	—	—	—	—
Curtailment gain	—	—	(0.6)	—	—	—
Net periodic benefit income(1)	$(0.1)	$(0.4)	$(1.7)	$(0.9)	$—	$(0.1)

	Nine Months Ended September 30,
	Pension				Post-retirement
	U.S.		International
(in millions)	2018	2017	2018	2017	2018	2017
Service cost	$1.2	$1.0	$1.6	$1.2	$—	$—
Interest cost	5.0	5.3	9.8	10.0	0.1	0.1
Expected return on plan assets	(8.8)	(9.2)	(17.3)	(16.1)	—	—
Amortization of net loss (gain)	2.0	1.5	2.6	2.2	(0.3)	(0.3)
Amortization of prior service cost	0.3	0.3	—	—	—	—
Curtailment gain	—	—	(0.6)	—	—	—
Net periodic benefit income(1)	$(0.3)	$(1.1)	$(3.9)	$(2.7)	$(0.2)	$(0.2)

(1)	The components, other than service cost, are included in the line "Non-operating pension income" in the Consolidated Statements of Income.

We expect to contribute approximately $21.3 million to our defined benefit plans in 2018. For the nine months ended September 30, 2018, we have contributed $18.4 million to these plans.

7. Stock-Based Compensation

The following table summarizes our stock-based compensation expense (including stock options, restricted stock units ("RSUs") and performance stock units ("PSUs")) for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
Stock option compensation expense	$0.5	$0.6	$1.5	$1.8
RSU compensation expense	0.8	0.8	3.7	3.5
PSU compensation expense (income)	(2.5)	2.7	0.8	6.6
Total stock-based compensation expense (income)	$(1.2)	$4.1	$6.0	$11.9

We generally recognize compensation expense for stock-based awards ratably over the vesting period. Stock-based compensation expense for each of the nine months ended September 30, 2018 and 2017 includes $1.0 million and $0.8 million, respectively, of expense related to stock awards granted to eligible non-employee directors, which were fully vested on the grant date.

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The following table summarizes our unrecognized compensation expense and the weighted-average period over which the expense will be recognized as of September 30, 2018:

	September 30, 2018
	Unrecognized	Weighted Average
	Compensation	Years Expense To Be
(in millions, except weighted average years)	Expense	Recognized Over
Stock options	$3.9	2.1
RSUs	$6.4	2.0
PSUs	$3.9	1.3

8. Inventories

The components of inventories were as follows:

(in millions)	September 30, 2018	December 31, 2017
Raw materials	$50.2	$38.2
Work in process	4.6	4.1
Finished goods	277.3	211.9
Total inventories	$332.1	$254.2

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

Changes in the net carrying amount of goodwill by segment were as follows:

(in millions)	ACCO Brands North America	ACCO Brands EMEA	ACCO Brands International	Total

Balance at December 31, 2017	$375.6	$129.4	$165.3	$670.3
GOBA Acquisition	—	—	2.0	2.0
Foreign currency translation	—	12.0	0.1	12.1
Balance at September 30, 2018	$375.6	$141.4	$167.4	$684.4

The goodwill balance is net of $215.1 million of accumulated impairment losses.

Identifiable Intangible Assets

The preliminary valuation of identifiable intangible assets of $10.5 million acquired in the GOBA Acquisition include an amortizable trade name and amortizable customer relationships, which have been recorded at their preliminary estimated fair values. We are continuing our review of our fair value estimate of assets acquired and liabilities assumed during the measurement period, which will conclude as soon as we receive the information we are seeking about facts and circumstances that existed as of the acquisition date, or learn that more information is not available. The preliminary fair value of the trade names was determined using the relief from royalty method, which is based on the present value of royalty fees derived from projected revenues. The preliminary fair value of the customer relationships was determined using the multi-period excess earnings method which is based on the present value of the projected after-tax cash flows.

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The amortizable trade name and the customer relationships are expected to be amortized over 15 years and 10 years, respectively, on a straight-line basis, from July 2, 2018, the date GOBA was acquired by the Company. The preliminary allocations of the acquired identifiable intangibles acquired in the GOBA Acquisition are as follows:

(in millions)	Fair Value	Remaining Useful Life Ranges
Trade name - amortizable	$3.5	15 Years
Customer relationships	7.0	10 Years
Total identifiable intangibles acquired	$10.5

The gross carrying value and accumulated amortization by class of identifiable intangible assets as of September 30, 2018 and December 31, 2017 was as follows:

	September 30, 2018				December 31, 2017
(in millions)	Gross Carrying Amounts	Accumulated Amortization		Net Book Value	Gross Carrying Amounts	Accumulated Amortization		Net Book Value
Indefinite-lived intangible assets:
Trade names	$472.5	$(44.5)	(1)	$428.0	$599.5	$(44.5)	(1)	$555.0
Amortizable intangible assets:
Trade names	308.0	(67.4)		240.6	195.3	(59.4)		135.9
Customer and contractual relationships	244.2	(115.7)		128.5	243.0	(99.3)		143.7
Patents	5.7	(0.8)		4.9	5.8	(0.5)		5.3
Subtotal	557.9	(183.9)		374.0	444.1	(159.2)		284.9
Total identifiable intangibles	$1,030.4	$(228.4)		$802.0	$1,043.6	$(203.7)		$839.9

(1)	Accumulated amortization prior to the adoption of authoritative guidance on goodwill and indefinite-lived intangible assets, at which time further amortization ceased.

The Company’s intangible amortization expense was $9.4 million and $9.4 million for the three months ended September 30, 2018 and 2017, respectively, and $27.2 million and $26.4 million for the nine months ended September 30, 2018 and 2017, respectively.

Estimated amortization expense for amortizable intangible assets as of September 30, 2018 for the current year and the next five years are as follows:

(in millions)	2018	2019	2020	2021	2022	2023
Estimated amortization expense(2)	$36.7	$35.5	$32.0	$28.5	$25.0	$22.9

(2)
Actual amounts of amortization expense may differ from estimated amounts due to changes in foreign currency exchange rates, additional intangible asset acquisitions, impairment of intangible assets, accelerated amortization of intangible assets and other events.

We test indefinite-lived intangibles for impairment at least annually and on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. We performed this annual assessment, on a qualitative basis, as allowed by GAAP, for the majority of indefinite-lived trade names in the second quarter of 2018 and concluded that no impairment existed. For one of our indefinite-lived trade names that is not substantially above its carrying value, Mead®, we also performed a quantitative test in the second quarter of 2018. A 1.5% long-term growth rate and an 11.5% discount rate were used. We concluded that the Mead® trade name was not impaired.

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

As of June 30, 2018, we changed the indefinite-lived Mead® trade name to an amortizable intangible asset. The change was made as a result of decisions regarding the Company's future use of the trade name. The Company began amortizing the Mead® trade name on a straight-line basis over a life of 30 years on July 1, 2018.

10. Restructuring

The Company recorded restructuring expenses for the three and nine months ended September 30, 2018 of $1.1 million and $7.9 million, respectively, primarily related to additional changes in the operating structure of the North America segment and the continued integration of Esselte within the EMEA segment. During the fourth quarter of 2018, we expect to record additional restructuring charges of $3.1 million in our ACCO Brands North America segment. This includes $2.8 million of severance expenses and $0.3 million in exit costs for some of our leased facilities.

For the three and nine months ended September 30, 2017, we recorded restructuring charges of $2.3 million and $16.1 million, respectively.

The summary of the activity in the restructuring account for the nine months ended September 30, 2018 was as follows:

(in millions)	Balance at December 31, 2017	Provision	Cash Expenditures	Non-cash Items/ Currency Change	Balance at September 30, 2018
Employee termination costs(1)	$12.0	$4.2	$(8.7)	$(0.4)	$7.1
Termination of lease agreements(2)	0.8	3.5	(1.6)	(0.1)	2.6
Other(3)	0.5	0.2	(0.5)	—	0.2
Total restructuring liability	$13.3	$7.9	$(10.8)	$(0.5)	$9.9

(1) We expect the remaining $7.1 million employee termination costs to be substantially paid in the next nine months.
(2) We expect the remaining $2.6 million termination of lease costs to be substantially paid in the next nine months.
(3) We expect the remaining $0.2 million of other costs, principally contract exit costs, to be paid in the next three months.

The summary of the activity in the restructuring account for the nine months ended September 30, 2017 was as follows:

(in millions)	Balance at December 31, 2016	Esselte Acquisition (4)	Provision	Cash Expenditures	Non-cash Items/ Currency Change	Balance at September 30, 2017
Employee termination costs	$1.4	$1.4	$13.2	$(5.2)	$0.5	$11.3
Termination of lease agreements	0.1	2.0	1.9	(1.2)	0.2	3.0
Other	—	0.1	1.0	(0.3)	—	0.8
Total restructuring liability	$1.5	$3.5	$16.1	$(6.7)	$0.7	$15.1

(4) Restructuring liabilities assumed in the Esselte Acquisition.

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

11. Income Taxes

The reconciliation of income taxes for the three and nine months ended September 30, 2018 and 2017, computed at the U.S. federal statutory income tax rate, compared to our effective income tax rate, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
Income tax expense computed at U.S. statutory income tax rate (21% and 35%, respectively)	$10.3	$17.5	$20.8	$30.8
Interest on Brazilian Tax Assessment	0.3	0.5	0.9	1.8
Partial release of reserve for the Brazilian Tax Assessment	—	—	(5.6)	—
Excess tax benefit from stock-based compensation	—	—	(2.6)	(5.5)
Net operating losses not benefited	0.8	—	2.8	—
Foreign tax rate change	—	—	3.9	—
Foreign earnings taxed at higher (lower) rate	3.3	—	5.7	(2.6)
Non-deductible expenses related to acquisitions	—	1.1	—	1.7
Miscellaneous tax expense (benefit)	(1.3)	0.1	1.5	4.1
Income tax expense as reported	$13.4	$19.2	$27.4	$30.3
Effective tax rate	27.3%	38.6%	27.6%	34.4%

For the three months ended September 30, 2018, we recorded an income tax expense of $13.4 million on income before taxes of $49.0 million. The lower effective tax rate for the three months ended September 30, 2018 was primarily attributable to positive impacts of the U.S. Tax Act (lower tax rate partially offset by global intangible low-taxed income ("GILTI") taxes) and foreign tax refunds.

For the nine months ended September 30, 2018, we recorded an income tax expense of $27.4 million on income before taxes of $99.1 million. The lower effective tax rate for the nine months ended September 30, 2018 was due to a $5.6 million benefit resulting from the partial release of the reserve for the Brazil Tax Assessment (see Income Tax Assessment - Tilibra) resulting from the expiration of the statute of limitations for the 2011 tax year, the positive impacts attributable to the U.S. Tax Act and foreign tax refunds. This was partially offset by the revaluation of the deferred tax assets and liabilities resulting from the decrease in the Swedish corporate tax rate.

For the nine months ended September 30, 2017, we recorded an income tax expense of $30.3 million on income before taxes of $88.0 million. The low effective tax rate for the nine months ended September 30, 2017 was primarily due to the excess tax benefit of $5.5 million from the realization of stock-based compensation related tax deductions.

The U.S. federal statute of limitations remains open for the years 2015 and forward. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from 2 to 5 years. Years still open to examination by foreign tax authorities in major jurisdictions include Australia (2013 forward), Brazil (2012 forward), Canada (2010 forward), Germany (2011 forward), Sweden (2011 forward) and the U.K. (2016 forward). We are currently under examination in certain foreign jurisdictions.

Tax Reform

On December 22, 2017, the U.S. Tax Act was signed into law. The U.S. Tax Act made broad and complex changes to the U.S. tax code, including, but not limited to: (i) reducing the U.S. federal corporate tax rate from 35 percent to 21 percent; (ii) requiring companies to pay a one-time transition tax on certain undistributed earnings of foreign subsidiaries (the "Transition Toll Tax"); (iii) bonus depreciation that will allow for full expensing of qualified property; (iv) a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries; (v) a new provision designed to tax global intangible low-taxed income; (vi) the repeal of the domestic production activity deductions; (vii) limitations on the deductibility of certain executive compensation; (viii) limitations on the use of foreign tax credits to reduce U.S. income tax liability; and (ix) a new provision that allows a domestic corporation an immediate deduction for a portion of its foreign derived intangible income.

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

During the nine months ended September 30, 2018, we have made no adjustments to the provisional amounts recorded at December 31, 2017. However, the ultimate impact of the U.S. Tax Act may differ from the current estimates, possibly materially, due to changes in interpretations and assumptions the Company has made, future guidance that may be issued by the U.S. Treasury Department, the Internal Revenue Service, and other standard-setting bodies, or actions the Company may take. Adjustments to the provisional amounts may materially affect our provision for income taxes and effective tax rate in the period in which the adjustments are made. Accounting for the tax effects of the U.S. Tax Act will be completed prior to December 31, 2018.

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

The final administrative appeal of the Second Assessment was decided against the Company in 2017. We intend to challenge this decision in court. In connection with the judicial challenge, we are required to post security to guarantee payment of the Second Assessment, which represents $21.0 million of the current reserve, should we not prevail. The First Assessment is still being challenged through established administrative procedures.

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

Because there is no settled legal precedent on which to base a definitive opinion as to whether we will ultimately prevail, we consider the outcome of this dispute to be uncertain. Since it is not more likely than not that we will prevail, in 2012, we recorded a reserve in the amount of $44.5 million (at December 31, 2012 exchange rates) in consideration of this contingency, of which $43.3 million was recorded as an adjustment to the purchase price and which included the 2007-2012 tax years plus penalties and interest through December 2012. Included in this reserve is an assumption of penalties at 75%, which is the standard penalty. While there is a possibility that a penalty of 150% could be imposed in connection with the First Assessment, based on the facts in our case and existing precedent, we believe the likelihood of a 150% penalty is not more likely than not as of September 30, 2018. We will continue to actively monitor administrative and judicial court decisions and evaluate their impact, if any, on our legal assessment of the ultimate outcome of our case. In addition, we will continue to accrue interest related to this contingency until such time as the outcome is known or until evidence is presented that we are more likely than not to prevail. The time limit for issuing an assessment for 2011 expired in January 2018 and we did not receive an assessment; we have therefore reversed $5.6

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

million of reserves related to 2011 in the first quarter of 2018. During the three months ended September 30, 2018 and 2017, we accrued additional interest as a charge to current income tax expense of $0.3 million and $0.5 million, respectively, and for the nine months ended September, 30, 2018 and 2017, we accrued additional interest of $0.9 million and $1.8 million, respectively. At current exchange rates, our accrual through September 30, 2018, including tax, penalties and interest is $28.4 million.

12. Earnings per Share

Total outstanding shares as of September 30, 2018 and 2017 were 102.7 million and 106.6 million, respectively. Under our stock repurchase program, for the three and nine months ended September 30, 2018, we repurchased and retired 1.9 million and 6.0 million shares, respectively. During the three and nine months ended September 30, 2017, we repurchased and retired 2.7 million and 3.2 million shares, respectively. For each of the nine months ended September 30, 2018 and 2017, we acquired 0.6 million and 0.7 million shares, respectively related to tax withholding for share-based compensation.

The calculation of basic earnings per share of common stock is based on the weighted average number of shares of common stock outstanding in the year, or period, over which they were outstanding. Our calculation of diluted earnings per share of common stock assumes that any shares of common stock outstanding were increased by shares that would be issued upon exercise of those stock awards for which the average market price for the period exceeds the exercise price less the shares that could have been purchased by the Company with the related proceeds, including compensation expense measured but not yet recognized.

Our weighted-average shares outstanding for the three and nine months ended September 30, 2018 and 2017 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
Weighted-average number of shares of common stock outstanding - basic	103.8	108.1	105.6	108.6
Stock options	1.1	1.1	1.1	1.3
Restricted stock units	1.0	1.1	1.2	1.6
Weighted-average shares and assumed conversions - diluted	105.9	110.3	107.9	111.5

Awards of potentially dilutive shares of common stock, which have exercise prices that were higher than the average market price during the period, are not included in the computation of dilutive earnings per share as their effect would have been anti-dilutive. For the three and nine months ended September 30, 2018, the number of anti-dilutive shares was approximately 3.8 million and 3.6 million, respectively. For the three and nine months ended September 30, 2017, the number of these shares was approximately 3.7 million and 3.1 million, respectively.

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

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Forward currency contracts are used to hedge foreign denominated inventory purchases for Europe, Australia, Canada, Japan and New Zealand, and are designated as cash flow hedges. Unrealized gains and losses on these contracts are deferred in AOCI until the contracts are settled and the underlying hedged transactions relating to inventory purchases are recognized, at which time the deferred gains or losses will be reported in the "Cost of products sold" line in the "Consolidated Statements of Income." As of September 30, 2018 and December 31, 2017, we had cash-flow-designated foreign exchange contracts outstanding with a U.S. dollar equivalent notional value of $108.0 million and $93.5 million, respectively.

Forward currency contracts used to hedge foreign denominated intercompany loans are not designated as hedging instruments. Gains and losses on these derivative instruments are recognized within "Other expense (income), net" in the "Consolidated Statements of Income" and are largely offset by the change in the current translated value of the hedged item. The periods of the forward foreign exchange contracts correspond to the periods of the hedged transactions, and do not extend beyond September 2019, except for one relating to intercompany loans which extends to December 2020. As of September 30, 2018 and December 31, 2017, we had undesignated foreign exchange contracts outstanding with a U.S. dollar equivalent notional value of $126.8 million and $95.0 million, respectively.

The following table summarizes the fair value of our derivative financial instruments as of September 30, 2018 and December 31, 2017:

	Fair Value of Derivative Instruments
	Derivative Assets			Derivative Liabilities
(in millions)	Balance Sheet Location	September 30, 2018	December 31, 2017	Balance Sheet Location	September 30, 2018	December 31, 2017
Derivatives designated as hedging instruments:
Foreign exchange contracts	Other current assets	$4.2	$0.5	Other current liabilities	$—	$0.5
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current assets	0.1	0.4	Other current liabilities	2.7	0.7
Foreign exchange contracts	Other non-current assets	17.3	24.2	Other non-current liabilities	17.3	24.2
Total derivatives		$21.6	$25.1		$20.0	$25.4

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The following tables summarize the pre-tax effect of our derivative financial instruments on the condensed consolidated financial statements for the three and nine months ended September 30, 2018 and 2017:

	The Effect of Derivative Instruments in Cash Flow Hedging Relationships on the Condensed Consolidated Financial Statements
	Amount of Gain (Loss) Recognized in AOCI (Effective Portion)		Location of (Gain) Loss Reclassified from AOCI to Income	Amount of (Gain) Loss Reclassified from AOCI to Income (Effective Portion)
	Three Months Ended September 30,			Three Months Ended September 30,
(in millions)	2018	2017		2018	2017
Cash flow hedges:
Foreign exchange contracts	$(3.6)	$(2.1)	Cost of products sold	$2.6	$1.9

	The Effect of Derivative Instruments in Cash Flow Hedging Relationships on the Condensed Consolidated Financial Statements
	Amount of Gain (Loss) Recognized in AOCI (Effective Portion)		Location of (Gain) Loss Reclassified from AOCI to Income	Amount of (Gain) Loss Reclassified from AOCI to Income (Effective Portion)
	Nine Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2018	2017		2018	2017
Cash flow hedges:
Foreign exchange contracts	$(1.6)	$(5.3)	Cost of products sold	$5.5	$0.3

	The Effect of Derivatives Not Designated as Hedging Instruments on the Consolidated Statements of Operations
	Location of (Gain) Loss Recognized in Income on Derivatives	Amount of (Gain) Loss Recognized in Income		Amount of (Gain) Loss Recognized in Income
		Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)		2018	2017	2018	2017
Foreign exchange contracts	Other expense (income), net	$1.0	$0.5	$1.4	$(0.9)

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

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

We have determined that our financial assets and liabilities described in "Note 13. Derivative Financial Instruments" are Level 2 in the fair value hierarchy. The following table sets forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2018 and December 31, 2017:

(in millions)	September 30, 2018	December 31, 2017
Assets:
Forward currency contracts	$21.6	$25.1
Liabilities:
Forward currency contracts	$20.0	$25.4

Our forward currency contracts are included in "Other current assets," "Other non-current assets," "Other current liabilities" or "Other non-current liabilities" and do not extend beyond September 2019, except for one relating to intercompany loans which extends to December 2020. The forward foreign currency exchange contracts are primarily valued based on the foreign currency spot and forward rates quoted by banks or foreign currency dealers. As such, these derivative instruments are classified within Level 2.

The fair values of cash and cash equivalents, notes payable to banks, accounts receivable and accounts payable approximate carrying amounts due principally to their short maturities. The carrying amount of total debt was $1,019.4 million and $939.5 million and the estimated fair value of total debt was $1,017.0 million and $951.5 million at September 30, 2018 and December 31, 2017, respectively. The fair values are determined from quoted market prices, where available, and from investment bankers using current interest rates considering credit ratings and the remaining time to maturity.

15. Accumulated Other Comprehensive Income (Loss)

Accumulated Other Comprehensive Income (Loss) is defined as net income (loss) and other changes in stockholders’ equity from transactions and other events from sources other than stockholders. The components of, and changes in, accumulated other comprehensive income (loss), net of tax were as follows:

(in millions)	Derivative Financial Instruments	Foreign Currency Adjustments	Unrecognized Pension and Other Post-retirement Benefit Costs	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2017	$0.2	$(305.4)	$(155.9)	$(461.1)
Other comprehensive income (loss) before reclassifications, net of tax	(1.1)	(18.6)	2.7	(17.0)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	3.9	—	3.5	7.4
Balance at September 30, 2018	$3.0	$(324.0)	$(149.7)	$(470.7)

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The reclassifications out of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
(in millions)	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Location on Income Statement
Details about Accumulated Other Comprehensive Income Components
Gain on cash flow hedges:
Foreign exchange contracts	$(2.6)	$(1.9)	$(5.5)	$(0.3)	Cost of products sold
Tax benefit	0.8	0.6	1.6	—	Income tax expense
Net of tax	$(1.8)	$(1.3)	$(3.9)	$(0.3)
Defined benefit plan items:
Amortization of actuarial loss	$(1.4)	$(1.1)	$(4.3)	$(3.4)	(1)
Amortization of prior service cost	(0.1)	(0.1)	(0.3)	(0.3)	(1)
Total before tax	(1.5)	(1.2)	(4.6)	(3.7)
Tax benefit	0.4	0.2	1.1	1.0	Income tax expense
Net of tax	$(1.1)	$(1.0)	$(3.5)	$(2.7)

Total reclassifications for the period, net of tax	$(2.9)	$(2.3)	$(7.4)	$(3.0)

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

Each of the Company's three operating segments designs, markets, sources, manufactures and sells recognized consumer and end-user demanded branded products used in businesses, schools and homes. Product designs are tailored based on end-user preferences in each geographic region.

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

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

ACCO Brands North America

The ACCO Brands North America segment is comprised of the United States and Canada where the Company is a leading branded supplier of consumer and business products under brands such as AT-A-GLANCE®, Five Star®, GBC®, Hilroy®, Kensington®, Mead®, Quartet®, and Swingline®. The ACCO Brands North America segment designs, sources or manufactures and distributes school notebooks, calendars, whiteboards, storage and organization products (such as three-ring binders, sheet protectors and indexes), stapling, punching, laminating, binding and shredding products, and computer accessories, among others, which are primarily used in schools, homes and businesses. The majority of revenue in this segment is related to consumer and home products and is associated with the "back-to-school" season and year-end calendar purchases; we expect sales of consumer products to become an increasingly greater percentage of our revenue as demand for consumer products is faster growing than most business-related products.

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

ACCO Brands International

The ACCO Brands International segment is comprised of Australia/N.Z., Latin America and Asia-Pacific where the Company is a leading branded supplier of consumer and business products under brands such as Artline®, Barrilito®, GBC®, Kensington®, Marbig®, Quartet®, Rexel®, Tilibra®, and Wilson Jones®, among others. The ACCO Brands International segment designs, sources or manufactures and distributes school notebooks, calendars, whiteboards, storage and organization products (such as three-ring binders, sheet protectors and indexes), stapling, punching, laminating, binding and shredding products, writing instruments, and janitorial supplies, among others, which are primarily used in schools, businesses and homes. The majority of revenue in this segment is related to consumer products and is associated with the "back-to-school" season and year-end calendar purchases; we expect sales of consumer products to become an increasingly greater percentage of our revenue as demand for consumer products is faster growing than most business-related products.

Customers

We distribute our products through a wide variety of retail and commercial channels to ensure that our products are readily and conveniently available for purchase by consumers and other end-users, wherever they prefer to shop. These channels include mass retailers; e-tailers; discount, drug/grocery and variety chains; warehouse clubs; hardware and specialty stores; independent office product dealers; office superstores; wholesalers; and contract stationers. We also sell directly to commercial and consumer end-users through our e-commerce platform and our direct sales organization.

Net sales by business segment for the three and nine months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
ACCO Brands North America	$263.4	$290.3	$711.8	$745.8
ACCO Brands EMEA	143.1	140.3	438.1	365.3
ACCO Brands International	100.8	101.6	262.0	270.9
Net sales	$507.3	$532.2	$1,411.9	$1,382.0

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Operating income by business segment for the three and nine months ended September 30, 2018 and 2017 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
ACCO Brands North America	$33.7	$49.6	$88.1	$107.1
ACCO Brands EMEA	14.6	7.8	37.1	10.8
ACCO Brands International	16.1	11.2	25.2	25.3
Segment operating income	64.4	68.6	150.4	143.2
Corporate	(6.9)	(11.9)	(29.4)	(36.0)
Operating income(1)	57.5	56.7	121.0	107.2
Interest expense	11.6	10.7	30.9	31.3
Interest income	(1.1)	(1.6)	(3.5)	(4.9)
Non-operating pension income	(2.6)	(2.0)	(7.1)	(6.2)
Other expense (income), net	0.6	(0.2)	1.6	(1.0)
Income before income tax	$49.0	$49.8	$99.1	$88.0

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

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

18. Subsequent Events

Dividends

On October 30, 2018, the Company's Board of Directors declared a cash dividend of $0.06 per share on its common stock. The dividend is payable on December 19, 2018 to stockholders of record as of the close of business on November 30, 2018. The declaration and payment of future dividends will be at the discretion of the Board of Directors and will be dependent upon, among other things, the Company's financial position, results of operations, cash flows, debt covenant compliance, anticipated liquidity needs, and other factors.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three and nine months ended September 30, 2018 and 2017 should be read in conjunction with the unaudited condensed consolidated financial statements of ACCO Brands Corporation and the accompanying notes contained therein.

Overview of the Company

ACCO Brands is a designer, marketer and manufacturer of recognized consumer and end-user demanded brands used in businesses, schools, and homes. Our widely known brands include AT-A-GLANCE®, Barrilito®, Derwent®, Esselte®, Five Star®, GBC®, Hilroy®, Kensington®, Leitz®, Marbig®, Mead®, NOBO®, Quartet®, Rapid®, Rexel®, Swingline®, Tilibra® and Wilson Jones®. More than 80% of our net sales come from brands that occupy the number-one or number-two positions in the select product categories in which we compete. We distribute our products through a wide variety of retail and commercial channels to ensure that our products are readily and conveniently available for purchase by consumers and other end-users, wherever they prefer to shop. These channels include mass retailers, e-tailers, discount, drug/grocery and variety chains; warehouse clubs; hardware and specialty stores; independent office product dealers; office superstores; wholesalers; and contract stationers. Our products are sold primarily in the U.S., Europe, Australia, Canada, Brazil and Mexico. For the year ended December 31, 2017, approximately 55% of our net sales were outside the U.S., up from 43% in 2016. This increase was the result of the Esselte and Pelikan Artline acquisitions, which further extended our geographic reach.

Over the past several years we have transformed our business by divesting certain non-core commercially-oriented product lines, acquiring companies with consumer and end-user demanded brands, and continuing to diversify our distribution channels. In 2012, we acquired the Mead Consumer and Office Products business ("Mead C&OP"), which substantially increased our presence in North America and Brazil in school and calendar products with well-known consumer brands. In 2016, we purchased the remaining equity interest in Pelikan Artline from our joint venture partner, which enhanced our competitive position in school and business products in Australia and New Zealand and added new consumer categories, including writing instruments and janitorial supplies. In early 2017, we acquired Esselte Group Holdings AB ("Esselte"), which more than doubled our presence in Europe and added several iconic business brands, a significant base of independent dealer customers, and a new product category of do-it-yourself hardware tools. Recently, we completed the acquisition (the "GOBA Acquisition") of GOBA Internacional, S.A. de C.V. ("GOBA") on July 2, 2018. See below. Together these acquisitions have meaningfully expanded our portfolio of well-known end-user demanded brands, enhanced our competitive position from both a product and channel perspective, and added scale to our business operations.

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

Acquisitions

GOBA Internacional, S.A. de C.V. Acquisition

On July 2, 2018, the Company completed the acquisition (the "GOBA Acquisition") of GOBA Internacional, S.A. de C.V. ("GOBA"), a leading provider of school and craft products in Mexico under the Barrilito® brand, for a preliminary purchase price of approximately $37.3 million, net of cash acquired, and subject to working capital and other adjustments. The GOBA Acquisition is expected to increase the breadth and depth of our distribution, especially with wholesalers and retailers throughout Mexico and complement our existing office products portfolio with a strong offering of school products. The results of GOBA are included in the ACCO Brands International segment as of July 2, 2018.

Esselte Group Holdings AB Acquisition

On January 31, 2017, the Company completed the acquisition of Esselte (the "Esselte Acquisition"). Accordingly, the results of Esselte are included in the Company's condensed consolidated financial statements from February 1, 2017 forward and are reported in all three of the Company's segments, but primarily in the ACCO Brands EMEA segment. As a result of the acquisition of Esselte, ACCO Brands became a leading European manufacturer and marketer of branded consumer and office products. The Esselte Acquisition added the Leitz®, Rapid® and Esselte® brands in the storage and organization, stapling, punching, business machines and do-it-yourself tools product categories to the Company's portfolio. The combination improved ACCO Brands’ scale and enhanced its position as an industry leader in Europe.

For further information on the acquisitions, see "Note 3. Acquisitions" to the condensed consolidated financial statements contained in Item 1. of this report.

OVERVIEW OF PERFORMANCE

Net sales for the three months ended September 30, 2018, decreased 5% primarily due to lower sales in the U.S from lower wholesaler purchases, the earlier timing of back-to-school shipments and reduced sales of calendar products, which offset growth in EMEA. Operating income increased 1% due to lower restructuring and integration charges in the current year as well as lower management incentive compensation expenses, which offset lower sales, adverse mix and inflation in the U.S. and foreign exchange. The lower management incentive compensation expenses resulted from the release of accruals based on our lower performance expectations for 2018.

Our financial results for the three months ended September 30, 2018, were impacted by the following key factors:

•
We saw lower sales in our North America segment primarily due to declines with large wholesale customers. Our gross profit and margin were also adversely impacted by customer and product mix including the impact from these lost sales. In particular, the proposed acquisition of Essendant by Staples, which if completed will bring together two of our large U.S. customers, and the acquisition of U. S. independent dealers by both Staples and Office Depot, is creating substantial uncertainty and disruption in the wholesaler and independent dealer channels in the U.S. which has and will continue to adversely impact our customers' buying patterns, resulting in lower sales to these channels and accompanying profit erosion. We expect this trend to continue until the uncertainties in these channels are resolved and the situation stabilizes.

•
Inflationary increases in input costs in the North America segment, including the cost of paper, steel, aluminum, transportation and increased tariffs, adversely impacted our cost of products sold and gross profit margin, particularly during the third quarter of 2018. We currently expect these inflationary trends to continue with increasing adverse impact in coming quarters, particularly from announced tariff increases in January 2019. We have implemented a price increase in the fourth quarter of 2018 to partially offset these cost increases. We plan to raise prices again in early 2019, which we expect to fully offset these known cost increases and may need to increase prices again to offset the cost of any additional inflationary increases in the coming quarters.

Our financial results for the three and nine months ended September 30, 2018 were also impacted by the following factors:

•
Foreign currency translation impacted our net sales and operating income unfavorably for the three months ended September 30, 2018, but it still has had a positive impact on a year-to-date basis. However, due to the recent strengthening of the U.S. dollar, we expect foreign currency translation to negatively impact our 2018 fourth quarter and full year financial results by $0.02 to $0.03 per share based on current spot rates.

•	The quarter and year-to-date average foreign exchange rates have moved as follows for our major currencies relative to the U.S. dollar:

	2018 1ST QTR Average Versus 2017 1ST QTR Average	2018 2ND QTR Average Versus 2017 2ND QTR Average	2018 3RD QTR Average Versus 2017 3RD QTR Average	2018 YTD Average Versus 2017 YTD Average
Currency	Increase/(Decline)	Increase/(Decline)	Increase/(Decline)	Increase/(Decline)
Euro	15%	9%	(1)%	7%
Australian dollar	4%	1%	(7)%	(1)%
Canadian dollar	5%	4%	(4)%	2%
Brazilian real	(3)%	(11)%	(20)%	(11)%
British pound	12%	7%	—%	6%
Mexican peso	8%	(4)%	(6)%	(1)%
Japanese yen	5%	2%	—%	2%

•	The nine months ended September 30, 2018 include the results of Esselte in all months, compared to only eight months included in the nine months ended September 30, 2017.

•	The three and nine months ended September 30, 2018 include the results of GOBA for three months.
Consolidated Results of Operations for the Three Months Ended September 30, 2018 and September 30, 2017

	Three Months Ended September 30,		Amount of Change
(in millions, except per share data)	2018	2017	$	%/pts
Net sales	$507.3	$532.2	$(24.9)	(4.7)%
Cost of products sold	346.5	354.0	(7.5)	(2.1)%
Gross profit	160.8	178.2	(17.4)	(9.8)%
Gross profit margin	31.7%	33.5%		(1.8)	pts
Selling, general and administrative expenses	92.8	109.8	(17.0)	(15.5)%
Amortization of intangibles	9.4	9.4	—	-
Restructuring charges	1.1	2.3	(1.2)	(52.2)%
Operating income	57.5	56.7	0.8	1.4%
Operating income margin	11.3%	10.7%		0.6	pts
Interest expense	11.6	10.7	0.9	8.4%
Interest income	(1.1)	(1.6)	(0.5)	(31.3)%
Non-operating pension income	(2.6)	(2.0)	0.6	30.0%
Other expense (income), net	0.6	(0.2)	0.8	NM
Income tax expense	13.4	19.2	(5.8)	(30.2)%
Effective tax rate	27.3%	38.6%		(11.3)	pts
Net income	35.6	30.6	5.0	16.3%
Weighted average number of diluted shares outstanding:	105.9	110.3	(4.4)	(4.0)%
Diluted income per share	$0.34	$0.28	$0.06	21.4%

Net Sales

Net sales of $507.3 million, including $10.0 million attributable to the GOBA Acquisition, decreased $24.9 million, or 4.7%, from $532.2 million in the prior-year period. Foreign currency translation reduced net sales by $15.5 million, or 2.9%, in the current-year period. Comparable net sales, excluding sales from GOBA and foreign currency translation, decreased 3.7%, primarily due to lower sales to wholesalers, and the earlier timing of back-to-school orders, which occurred in the second quarter of 2018 compared to the third quarter of 2017, as well as lower sales from reduced placements of certain calendar products.

Cost of Products Sold

Cost of products sold includes all manufacturing, product sourcing and distribution costs, including depreciation related to assets used in the manufacturing, procurement and distribution process, allocation of certain information technology costs supporting those processes, inbound and outbound freight, shipping and handling costs, purchasing costs associated with materials and packaging used in the production processes, and inventory valuation adjustments. Cost of products sold of $346.5 million, including $7.1 million attributable to GOBA, decreased $7.5 million, or 2.1%, from $354.0 million in the prior-year period. Foreign currency translation reduced cost of products sold by $10.5 million, or 3.0%, in the current-year period. Underlying cost of products sold, excluding GOBA and foreign currency translation, increased due to product mix and inflationary increases in input costs in North America, some of which was driven by new tariffs impacting the U.S, partially offset by lower comparable net sales.

Gross Profit

We believe that gross profit and gross profit margin provide enhanced shareholder understanding of our underlying operating profit drivers. Gross profit of $160.8 million, including $2.9 million attributable to GOBA, decreased $17.4 million, or 9.8%, from $178.2 million in the prior-year period. Foreign currency translation reduced gross profit by $5.0 million, or 2.8%, in the current-year period. Underlying gross profit, excluding GOBA and foreign currency translation, decreased primarily due to lower net sales, unfavorable product mix, and rising input costs, particularly in the North America segment, partially offset by cost savings.

Likewise, gross profit as a percent of net sales decreased to 31.7% from 33.5%.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") include advertising, marketing, selling (including commissions), research and development, customer service, depreciation related to assets outside the manufacturing and distribution processes and all other general and administrative expenses outside the manufacturing and distribution functions (e.g., finance, human resources, and information technology). SG&A of $92.8 million, including $1.2 million attributable to GOBA, decreased $17.0 million, or 15.5%, from $109.8 million in the prior-year period. The current-year period includes $0.9 million of integration costs related to the Esselte and GOBA acquisitions. The prior-year period included $5.0 million of integration and transaction costs related to both the Esselte and Pelikan Artline acquisitions. Foreign currency translation reduced SG&A by $2.5 million, or 2.3%, in the current-year period. Underlying SG&A, excluding integration and transaction costs, foreign currency translation and GOBA, decreased primarily due to a $9.9 million reduction in management incentive compensation expenses resulting from the release of accruals based on our lower performance expectations for 2018, and synergy savings.

SG&A as a percentage of net sales decreased to 18.3% from 20.6% in the prior-year period, primarily due to lower management incentive compensation expenses, synergy savings, and lower integration and transaction costs.

Restructuring Charges

Restructuring charges of $1.1 million decreased $1.2 million, or 52.2%, from $2.3 million in the prior-year period. The current-year period charges primarily related to Esselte integration activities. The charges in the prior-year period primarily related to both Esselte and Pelikan Artline integration activities.

Operating Income

Operating income of $57.5 million, including $1.5 million attributable to GOBA, increased $0.8 million, or 1.4%, from $56.7 million in the prior-year period. Foreign currency translation reduced operating income by $2.3 million, or 4.1% in the current-year period. Underlying operating income, excluding GOBA, restructuring charges, integration and transaction costs and foreign currency translation, decreased due to lower gross profit and margin, substantially offset by a $10.5 million reduction in management incentive compensation expenses.

Interest Expense and Other Expense (Income), Net

Interest expense of $11.6 million increased $0.9 million, or 8.4%, from $10.7 million in the prior-year period. The increase was primarily due to higher forward points on hedged intercompany loans.

Other expense (income), net was an expense of $0.6 million compared to income of $0.2 million in the prior-year period. The increase in expense was due to foreign exchange losses in the current-year period.

Income Taxes

For the current-year period, income tax expense was $13.4 million on income before taxes of $49.0 million, or an effective tax rate of 27.3%. The lower effective tax rate in the current-year period was primarily due to the positive impacts attributable to the Tax Cuts and Jobs Act ("U.S. Tax Act"). For the prior-year period, income tax expense was $19.2 million on income before taxes of $49.8 million, or an effective tax rate of 38.6%. The high effective tax rate in the prior-year period was primarily due to $1.1 million in non-deductible expenses related to the acquisitions.

Net Income

Net income of $35.6 million increased $5.0 million, or 16.3%, from $30.6 million, in the prior-year period. Diluted income per share of $0.34 increased $0.06, or 21.4% from $0.28 per diluted share in the prior-year period. Foreign currency translation reduced net income by $2.0 million, or 6.5% in the current-year period. Underlying net income, excluding foreign currency translation, increased primarily due to lower income taxes.

Segment Net Sales and Operating Income for the Three Months Ended September 30, 2018 and September 30, 2017

	Three Months Ended September 30, 2018			Amount of Change Compared to the Three Months Ended September 30, 2017
	Net Sales	Segment Operating Income (A)	Segment Operating Income Margin	Net Sales	Net Sales	Segment Operating Income (A)	Segment Operating Income	Margin Points

(in millions)				$	%	$	%
ACCO Brands North America	$263.4	$33.7	12.8%	$(26.9)	(9.3)%	$(15.9)	(32.1)%	(430)
ACCO Brands EMEA	143.1	14.6	10.2%	2.8	2.0%	6.8	87.2%	460
ACCO Brands International	100.8	16.1	16.0%	(0.8)	(0.8)%	4.9	43.8%	500
Total	$507.3	$64.4		$(24.9)		$(4.2)

	Three Months Ended September 30, 2017
	Net Sales	Segment Operating Income (A)	Segment Operating Income Margin

(in millions)
ACCO Brands North America	$290.3	$49.6	17.1%
ACCO Brands EMEA	140.3	7.8	5.6%
ACCO Brands International	101.6	11.2	11.0%
Total	$532.2	$68.6

(A) Segment operating income excludes corporate costs. See "Part I, Item 1. Note 16. Information on Business Segments," for a reconciliation of total "Segment operating income" to "Income before income tax."

ACCO Brands North America

ACCO Brands North America net sales of $263.4 million decreased $26.9 million, or 9.3%, from $290.3 million in the prior-year period. Foreign currency translation reduced net sales by $1.4 million, or 0.5% in the current-year period. Comparable net sales, excluding foreign currency translation, decreased 8.8% primarily due to lower sales to U.S. wholesalers, the earlier timing of back-to-school orders compared to 2017, and lower sales from reduced placements of certain calendar products.

ACCO Brands North America operating income of $33.7 million decreased $15.9 million, or 32.1%, from $49.6 million in the prior-year period. Operating income as a percent of net sales decreased to 12.8%, compared to 17.1% in the prior-year period.

The decrease in operating income was primarily due to lower net sales and lower gross profit and margin. The lower gross profit and margin resulted from unfavorable product mix and rising input costs. In the U.S. we saw increases in our purchase costs for paper, wire, steel and aluminum, some of which were driven by new tariffs, and increases in fuel costs and transport rates. The decline in gross profit and margin was partially offset by lower SG&A expenses primarily from a reduction in management incentive compensation expenses resulting from the release of accruals based on our lower performance expectations for 2018.

We currently expect the adverse impact of tariffs on our U.S. financial results to become more significant going forward, increasing in the fourth quarter of 2018 and further increasing in the first half of 2019 as additional tariffs take effect. We also expect the uncertainty and disruption within the commercial channels (including wholesalers, independent dealers and office superstores) to continue for some time and until the situation stabilizes, resulting in lower sales to these channels and accompanying profit erosion.

ACCO Brands EMEA

ACCO Brands EMEA net sales of $143.1 million increased $2.8 million, or 2.0%, from $140.3 million in the prior-year period. Foreign currency translation reduced net sales by $3.8 million, or 2.7% in the current-year period. Comparable net sales, excluding foreign currency translation, increased 4.7% due to increased volume resulting from expanding distribution of legacy ACCO Brands' products to the acquired Esselte customer base, as well as strong growth in shredders and computer products.

ACCO Brands EMEA operating income of $14.6 million increased $6.8 million, or 87.2%, from $7.8 million in the prior-year period. Operating income as a percent of net sales increased to 10.2% from 5.6% in the prior-year period. Foreign currency translation reduced operating income by $0.4 million in the current-year period. Underlying operating income, excluding foreign currency translation, increased due to higher gross profit and margin, synergy savings, increased sales and $1.1 million in lower restructuring charges and integration costs. The higher gross profit margin was driven by favorable product mix and synergy savings.

ACCO Brands International

ACCO Brands International net sales of $100.8 million, including $10.0 million attributable to GOBA, decreased $0.8 million, or 0.8%, from $101.6 million in the prior-year period. Foreign currency translation reduced net sales by $10.3 million, or 10.1% in the current-year period. Comparable net sales, excluding GOBA and foreign currency translation, decreased 0.5%. Declines in Australia, primarily due to lower sales from reduced placements of private label commodity products, were only partially offset by growth in Brazil and Asia.

ACCO Brands International operating income of $16.1 million, including $1.5 million attributable to GOBA, increased $4.9 million, or 43.8%, from $11.2 million in the prior-year period. Operating income as a percent of net sales increased to 16.0% from 11.0% in the prior-year period. Foreign currency translation reduced operating income by $1.8 million in the current-year period. Underlying operating income, excluding GOBA and foreign currency translation, increased due to productivity improvements and costs savings, $1.5 million of lower restructuring charges and integration costs in the current-year period, and lower bad debt expenses, which were partially offset by lower volume.

Consolidated Results of Operations for the Nine Months Ended September 30, 2018 and September 30, 2017

	Nine Months Ended September 30,		Amount of Change
(in millions, except per share data)	2018	2017	$	%/pts
Net sales	$1,411.9	$1,382.0	$29.9	2.2%
Cost of products sold	961.2	924.1	37.1	4.0%
Gross profit	450.7	457.9	(7.2)	(1.6)%
Gross profit margin	31.9%	33.1%		(1.2)	pts
Selling, general and administrative expenses	294.6	308.2	(13.6)	(4.4)%
Amortization of intangibles	27.2	26.4	0.8	3.0%
Restructuring charges	7.9	16.1	(8.2)	(50.9)%
Operating income	121.0	107.2	13.8	12.9%
Operating income margin	8.6%	7.8%		0.8	pts
Interest expense	30.9	31.3	(0.4)	(1.3)%
Interest income	(3.5)	(4.9)	(1.4)	(28.6)%
Non-operating pension income	(7.1)	(6.2)	0.9	14.5%
Other expense (income), net	1.6	(1.0)	2.6	NM
Income tax expense	27.4	30.3	(2.9)	(9.6)%
Effective tax rate	27.6%	34.4%		(6.8)	pts
Net income	71.7	57.7	14.0	24.3%
Weighted average number of diluted shares outstanding:	107.9	111.5	(3.6)	(3.2)%
Diluted income per share	$0.66	$0.52	$0.14	26.9%

Net Sales

Net sales of $1,411.9 million, including $44.2 million from the addition of Esselte for the month of January and $10.0 million attributable to GOBA, increased $29.9 million, or 2.2%, from $1,382.0 million in the prior-year period. Foreign currency translation increased net sales by $9.6 million, or 0.7%, in the current-year period. Comparable net sales, excluding the one month of sales from Esselte, sales from GOBA and foreign currency translation, decreased 2.4% driven by declines in the North America and International segments.

Cost of Products Sold

Cost of products sold of $961.2 million, including $7.1 million attributable to GOBA, increased $37.1 million, or 4.0%, from $924.1 million in the prior-year period. Foreign currency translation increased cost of products sold by $5.6 million, or 0.6%, in the current-year period. Underlying cost of products sold, excluding GOBA and foreign currency translation, increased due to the inclusion of the results of Esselte for the month of January, product mix and inflationary increases in input costs, some of which were driven by new tariffs in the U.S, partially offset by lower comparable net sales.

Gross Profit

Gross profit of $450.7 million, including $2.9 million attributable to GOBA, decreased $7.2 million, or 1.6%, from $457.9 million in the prior-year period. Foreign currency translation increased gross profit by $4.0 million, or 0.9%, in the current-year period. Underlying gross profit, excluding GOBA and foreign currency translation, decreased primarily due to unfavorable product mix in the North America and International segments and rising input costs in North America, partially offset by cost savings.

Likewise, gross profit as a percent of net sales decreased to 31.9% from 33.1%.

Selling, General and Administrative Expenses

SG&A of $294.6 million, including $1.2 million attributable to GOBA, decreased $13.6 million, or 4.4%, from $308.2 million in the prior-year period. Foreign currency translation increased SG&A by $3.1 million, or 1.0%, in the current-year period. The current-year period includes $4.4 million of integration costs primarily related to the Esselte Acquisition and transaction costs related to the GOBA Acquisition. The prior-year period included $13.1 million in integration and transaction costs related primarily to the Esselte and Pelikan Artline acquisitions. Underlying SG&A, excluding GOBA, transaction and integration costs and foreign currency translation, decreased due to cost and synergy savings and a $13.4 million reduction in management incentive compensation expenses resulting from the release of accruals based on our lower performance expectations for 2018, partially offset by the inclusion of the results of Esselte for the month of January.

SG&A as a percentage of net sales decreased to 20.9% from 22.3% in the prior-year period, primarily due to cost and synergy savings, lower management incentive compensation expenses and lower integration and transaction costs incurred in the current-year period.

Restructuring Charges

Restructuring charges of $7.9 million decreased $8.2 million, or 50.9%, from $16.1 million in the prior-year period. The current-year period charges primarily related to additional changes in the operating structure of the North America segment and the continued integration of Esselte within the EMEA segment. The prior-year period charges of $16.1 million primarily related to Esselte and Pelikan Artline integration activities.

Operating Income

Operating income of $121.0 million, including $1.5 million attributable to GOBA, was up $13.8 million, or 12.9%, from $107.2 million in the prior-year period. Foreign currency translation reduced operating income by $0.1 million, or 0.1%, in the current-year period. Underlying operating income, excluding restructuring charges, transaction and integration costs, and foreign currency translation, decreased primarily due to lower gross profit and margin from product mix, primarily in the North America segment, substantially offset by $14.2 million reduction in management incentive compensation expenses resulting from the release of accruals based on our lower performance expectations for 2018.

Other Expense (Income), Net

Other expense (income), net expense of $1.6 million was up $2.6 million from income of $1.0 million in the prior-year period. The prior-year period included a $2.3 million foreign currency gain related to the settlement of certain long-term intercompany transactions and a $0.3 million write-off of debt issuance and other costs associated with the Company's refinancing in connection with the Esselte Acquisition in the first quarter of 2017. The remaining increase in expense was due to foreign exchange losses in the current-year period.

Income Taxes

For the current-year period, income tax expense was $27.4 million on income before taxes of $99.1 million, or an effective tax rate of 27.6%. The lower effective tax rate in the current-year period was due to a $5.6 million benefit resulting from the partial release of the reserve for the Brazilian Tax Assessment due to the expiration of the statute of limitations for the 2011 tax year and the positive impacts attributable to the U.S. Tax Act. This was partially offset by the revaluation of the deferred tax assets and liabilities resulting from the decrease in the Swedish corporate tax rate. See "Note 11. Income Taxes -Income Tax Assessment - Tilibra" to the condensed consolidated financial statements contained in Item 1. of this report for additional details on the Brazilian Tax Assessment. For the prior-year period, income tax expense was $30.3 million on income before taxes of $88.0 million, or an effective tax rate of 34.4%. The prior-year period included $5.5 million tax benefit from stock-based compensation.

Net Income

Net income of $71.7 million increased $14.0 million, or 24.3%, from $57.7 million in the prior-year period. Diluted income per share was $0.66, up $0.14, or 26.9% from $0.52 per diluted share in the prior-year period. The increase in net income was primarily driven by lower management incentive compensation expenses and restructuring charges, partially offset by lower gross profit and margin.

Segment Net Sales and Operating Income for the Nine Months Ended September 30, 2018 and September 30, 2017

	Nine Months Ended September 30, 2018			Amount of Change Compared to the Nine Months Ended September 30, 2017
	Net Sales	Segment Operating Income (A)	Segment Operating Income Margin	Net Sales	Net Sales	Segment Operating Income (A)	Segment Operating Income	Margin Points

(in millions)				$	%	$	%
ACCO Brands North America	$711.8	$88.1	12.4%	$(34.0)	(4.6)%	$(19.0)	(17.7)%	(200)
ACCO Brands EMEA	438.1	37.1	8.5%	72.8	19.9%	26.3	243.5%	550
ACCO Brands International	262.0	25.2	9.6%	(8.9)	(3.3)%	(0.1)	(0.4)%	30
Total	$1,411.9	$150.4		$29.9		$7.2

	Nine Months Ended September 30, 2017
	Net Sales	Segment Operating Income (A)	Segment Operating Income Margin

(in millions)
ACCO Brands North America	$745.8	$107.1	14.4%
ACCO Brands EMEA	365.3	10.8	3.0%
ACCO Brands International	270.9	25.3	9.3%
Total	$1,382.0	$143.2
(A) Segment operating income excludes corporate costs. See "Part I, Item 1. Note 16. Information on Business Segments," for a reconciliation of total "Segment operating income" to "Income before income tax."

ACCO Brands North America

ACCO Brands North America net sales of $711.8 million, including $0.9 million from the addition of Esselte for the month of January, decreased $34.0 million, or 4.6%, from $745.8 million in the prior-year period. Foreign currency translation increased net sales by $0.8 million, or 0.1%, in the current-year period. Comparable net sales, excluding Esselte and foreign currency translation, decreased 4.8% primarily due to lower sales to U.S. wholesalers, which were down by approximately one-third and lower sales from reduced placements of certain calendar products.

ACCO Brands North America operating income of $88.1 million decreased $19.0 million, or 17.7%, from $107.1 million in the prior-year period, and operating income margin decreased to 12.4% from 14.4%. Operating income decreased due to lower sales and lower gross profit and margin driven by unfavorable product mix and rising input costs. This was partially offset by lower SG&A expenses primarily from lower management incentive compensation expenses and cost savings.

ACCO Brands EMEA

ACCO Brands EMEA net sales of $438.1 million, including $42.7 million from the addition of Esselte for the month of January, increased $72.8 million, or 19.9%, from $365.3 million in the prior-year period. Foreign currency translation increased net sales by $18.2 million, or 5.0%, in the current-year period. Comparable net sales, excluding Esselte and foreign currency translation, increased 3.2% due to increased volume resulting from expanding distribution of legacy ACCO Brands' products to the acquired Esselte customer base, as well as strong growth in shredders and computer products.

ACCO Brands EMEA operating income of $37.1 million increased $26.3 million, or 244%, from $10.8 million in the prior-year period, and operating income margin increased to 8.5% from 3.0%. Foreign currency translation increased operating income by $1.3 million, or 12%, in the current-year period. Underlying operating income, excluding foreign currency translation, increased due to the inclusion of the results of Esselte for the month of January, $6.3 million in lower restructuring charges and integration costs, higher gross profit and margin from both favorable mix and synergy savings.

ACCO Brands International

ACCO Brands International net sales of $262.0 million, including $10.0 million attributable to GOBA and $0.6 million from the addition of Esselte for the month of January, decreased $8.9 million, or 3.3%, from $270.9 million in the prior-year period. Foreign currency translation reduced net sales by $9.4 million, or 3.5%, in the current-year period. Comparable net sales, excluding GOBA, Esselte and foreign currency translation, decreased 3.7%. The net sales decline was primarily driven by customer inventory reductions in Australia and Mexico, as well as lower sales from reduced placements of private label commodity products in Australia. These declines were only partially offset by growth in Brazil.

ACCO Brands International operating income of $25.2 million, including $1.5 million attributable to GOBA, increased $0.1 million, or 0.4%, from $25.3 million in the prior-year period and operating income margin increased to 9.6% from 9.3%. Foreign currency translation reduced operating income by $1.4 million, or 5.5%, in the current-year period. Underlying operating income, excluding GOBA and foreign currency translation, decreased due to lower comparable net sales and lower gross profit. These factors were partially offset by $5.0 million in lower restructuring charges and integration costs, and cost savings. In addition, a benefit in the prior-year period of $0.9 million from the recovery of an indirect tax in Brazil did not repeat.

SUPPLEMENTAL NON-GAAP FINANCIAL MEASURE

To supplement our consolidated financial statements presented in accordance with generally accepted accounting principles in the U.S. ("GAAP"), we provide investors with the non-GAAP financial measure "Comparable Net Sales Change."

We provide comparable net sales change in order to facilitate comparisons of our historical sales results as well as highlight the underlying sales trends in our business. We use this non-GAAP financial measure in the internal evaluation and management of our business. We believe this measure provides management and investors with a more complete understanding of our underlying sales results and trends, and enhances the overall understanding of our past sales performance and our future prospects.

We calculate comparable net sales by excluding the effect of acquisitions and by translating the current-period foreign operation net sales at prior-year currency rates.

The following tables provides a reconciliation of GAAP net sales change as reported to non-GAAP comparable net sales change:

	Amount of Change - Three Months Ended September 30, 2018 compared to the Three Months Ended September 30, 2017
	$ Change - Net Sales
		Non-GAAP
	GAAP			Comparable
	Net Sales	Currency		Net Sales
	Change	Translation	Acquisition	Change
ACCO Brands North America	$(26.9)	$(1.4)	$—	$(25.5)
ACCO Brands EMEA	2.8	(3.8)	—	6.6
ACCO Brands International	(0.8)	(10.3)	10.0	(0.5)
Total	$(24.9)	$(15.5)	$10.0	$(19.4)

	% Change - Net Sales
		Non-GAAP
	GAAP			Comparable
	Net Sales	Currency		Net Sales
	Change	Translation	Acquisition	Change
ACCO Brands North America	(9.3)%	(0.5)%	—%	(8.8)%
ACCO Brands EMEA	2.0%	(2.7)%	—%	4.7%
ACCO Brands International	(0.8)%	(10.1)%	9.8%	(0.5)%
Total	(4.7)%	(2.9)%	1.9%	(3.7)%

	Amount of Change - Nine Months Ended September 30, 2018 compared to the Nine Months Ended September 30, 2017
	$ Change - Net Sales
		Non-GAAP
	GAAP			Comparable
	Net Sales	Currency		Net Sales
	Change	Translation	Acquisition	Change
ACCO Brands North America	$(34.0)	$0.8	$0.9	$(35.7)
ACCO Brands EMEA	72.8	18.2	42.7	11.9
ACCO Brands International	(8.9)	(9.4)	10.6	(10.1)
Total	$29.9	$9.6	$54.2	$(33.9)

	% Change - Net Sales
		Non-GAAP
	GAAP			Comparable
	Net Sales	Currency		Net Sales
	Change	Translation	Acquisition	Change
ACCO Brands North America	(4.6)%	0.1%	0.1%	(4.8)%
ACCO Brands EMEA	19.9%	5.0%	11.7%	3.2%
ACCO Brands International	(3.3)%	(3.5)%	3.9%	(3.7)%
Total	2.2%	0.7%	3.9%	(2.4)%

Liquidity and Capital Resources

Our primary liquidity needs are to service indebtedness, fund capital expenditures and support working capital requirements. Our principal sources of liquidity are cash flows from operating activities, cash and cash equivalents held and seasonal borrowings under our $500 million multi-currency revolving credit facility (the "2017 Revolving Facility"). As of September 30, 2018, there were $272.8 million in borrowings under our 2017 Revolving Facility and the amount available for borrowings was $216.7 million (allowing for $10.5 million of letters of credit outstanding on that date).

We maintain adequate financing arrangements at market rates. Because of the seasonality of our business, we typically generate much of our cash flow in the first, third and fourth quarters, as accounts receivables are collected, and use cash in the second quarter to fund working capital in order to support the North America back-to-school season. Our Brazilian business is also highly seasonal due to the timing of the back-to-school season, which coincides with the calendar year-end in the fourth quarter. Due to various tax laws, it is costly to transfer short-term working capital in and out of Brazil; therefore, our normal practice is to hold seasonal cash requirements in Brazil, and invest it in short-term Brazilian government securities. Consolidated cash and cash equivalents was $95.0 million as of September 30, 2018, approximately $55 million of which was held in Brazil.

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

Our priorities for cash flow use over the near term, after funding business operations, including restructuring expenses, are debt reduction, share repurchases, dividends, and funding strategic acquisitions. Additionally, income tax payments are anticipated to increase to $44 million for the 2018 year, compared to $35 million paid in the 2017 year, primarily due to the fact that the U.S. has exhausted the benefit of net operating losses.

The current senior secured credit facilities have a weighted average interest rate of 2.62% as of September 30, 2018 and our senior unsecured notes have a fixed interest rate of 5.25%.

Restructuring and Integration Activities

From time to time the Company may implement restructuring, realignment or cost-reduction plans and activities, including those related to integrating acquired businesses.

During the three and nine months ended September 30, 2018, the Company recorded an aggregate $1.1 million and $7.9 million in restructuring expenses, respectively, primarily related to additional changes in the operating structure of the North America segment and the continued integration of Esselte within the EMEA segment. For additional details, see "Note 10. Restructuring" to the condensed consolidated financial statements contained in Item 1. of this report.

In addition, during the three and nine months ended September 30, 2018, the Company recorded an aggregate $0.9 million and $4.4 million, respectively, in non-restructuring integration expenses related to the integration of the ACCO Brands and Esselte operations.

The Company expects to recognize $3.1 million of additional restructuring expenses, in the fourth quarter of 2018, associated with our ACCO Brands North America segment, which have not yet been recorded, pursuant to GAAP rules.

Cash Flow for the Nine Months Ended September 30, 2018 and September 30, 2017

Cash Flow from Operating Activities

Cash provided by operating activities during the nine months ended September 30, 2018 of $84.7 million was lower by $31.0 million than the $115.7 million provided in the 2017 period, due to lower profit and reduced cash from net working capital (accounts receivable, inventories, accounts payable). Accounts receivable contributed $46.2 million in the 2018 period as collections were adversely affected by regional sales mix and sales timing, compared to $64.6 million in the prior-year period which was benefited by the timing of the 2017 Esselte Acquisition. Unfavorable foreign currency translation in 2018 also contributed to the lower cash contribution from accounts receivable. Earlier than usual purchases of raw materials, notably paper, in order to secure supply and lock-in lower pricing, drove both inventory and accounts payable levels above the prior year. In addition, higher than normal post-acquisition payments in 2017 following the acquisition of Esselte reduced cash from accounts payable in the prior year. During the nine months of 2018, cash was also used to fund significant employee annual incentive payments, along with pension contributions, interest and tax payments, all of which were broadly in line with payments made during the prior year.

The table below shows our cash flow from accounts receivable, inventories and accounts payable for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended
(in millions)	September 30, 2018	September 30, 2017
Accounts receivable	$46.2	$64.6
Inventories	(81.2)	(48.4)
Accounts payable	39.1	(3.5)
Cash flow provided by net working capital	$4.1	$12.7

Cash Flow from Investing Activities

Cash used by investing activities was $63.4 million and $311.0 million for the nine months ended September 30, 2018 and 2017, respectively. The 2018 cash outflow includes $37.3 million of preliminary purchase price, net of cash acquired, paid for GOBA, while the 2017 outflow reflects $292.3 million of purchase price, net of cash acquired, paid for Esselte. For further details, see "Note 3. Acquisitions" to the condensed consolidated financial statements contained in Item 1. of this report. Capital expenditures were $26.3 million and $18.8 million for the nine months ended September 30, 2018 and 2017, respectively, with the increase compared to the prior-year period driven by information technology system-related investments.

Cash Flow from Financing Activities

Cash provided by financing activities was $3.9 million for the nine months ended September 30, 2018, compared to $247.7 million provided for the same period of 2017. Cash sourced in 2018 includes incremental net borrowings of $99.1 million, partially offset by $75.7 million for repurchases of our common stock and payments related to tax withholding for stock-based compensation, net of proceeds received from the exercise of stock options, and $18.9 million for the payment of dividends.

Cash provided in 2017 reflects proceeds from net long-term borrowings of $293.6 million largely in connection with the Esselte Acquisition. Additionally, we used cash of $42.4 million for repurchases of common stock and payments related to tax withholding for stock-based compensation, net of proceeds received from the exercise of stock options, and paid $3.5 million of debt issuance costs associated with the 2017 debt refinancing in connection with the Esselte Acquisition.

Credit Facilities and Notes Covenants

As of and for the periods ended September 30, 2018 and December 31, 2017, the Company was in compliance with all applicable loan covenants.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk" of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. There have been no material changes to Foreign Exchange Risk Management or Interest Rate Risk Management in the quarter ended September 30, 2018 or through the date of this report.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision of the Chief Executive Officer and the Chief Financial Officer, and with the participation of our Disclosure Committee, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2018.

(b) Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Each of the following risk factors updates and supersedes, in its entirety, any similarly captioned risk factor contained in "Part I, Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2017, or "Part II, Item 1A. Risk Factors" in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2018. The risk factors below should be reviewed together with the other risk factors contained in our 2017 Annual Report which remain unchanged:

A limited number of large customers account for a significant percentage of our net sales, and a substantial reduction in sales to, or gross profit from, or a significant decline in the financial condition of, one or more of these customers can materially adversely impact our business and results of operations.

Our top ten customers accounted for 42% and 44%, respectively, of our net sales for the nine months ended September 30, 2018 and the year ended December 31, 2017. The loss of, or a significant reduction in sales to, one or more of our top customers, or significant adverse changes to the terms on which we sell our products to one or more of our top customers, can have a material adverse effect on our business, results of operations and financial condition.

The competitive environment in which our large customers operate is rapidly changing. Office superstores, wholesalers and traditional retail customers (especially in our more developed geographies such as the U.S., Europe and Australia) face increasing competition, especially from mass merchants and e-tailers, which is driving a decline in their overall market share. In response, they continue to evolve their businesses, by shifting their channel or geographic focus, making changes to their operating models and merchandising strategies and, in many cases, consolidating or divesting unprofitable or unattractive segments of their businesses. All of these changes and the associated channel disruption and uncertainties, have made, and will continue to make, our business relationships with these customers more challenging and unpredictable. Their responses to the increasing competition include, but are not limited to: (i) increasing demands for better pricing, more promotional programs and longer payment terms; (ii) reducing the shelf space allotted to, and carrying a narrower assortment of, office and school products; (iii) increasing the amount of private label products, which compete with our branded offerings; and (iv) an overall reduction in the amount of inventory they hold. Lower sales through these traditional channels (which historically purchased products with relatively higher margins) has and are likely to continue to have an adverse impact on our sales, margins and results of operations.

In particular, the recently announced proposed acquisition of Essendant by Staples, which if completed will bring together two of our large U.S. customers, and the acquisition of U.S. independent dealers by both Staples and Office Depot, is creating substantial uncertainties and disruption in the wholesaler and independent dealer channels in the U.S., which has and will continue to impact our customer’s buying patterns. During the second quarter of 2018 our lower sales to wholesalers were anticipated, but in the third quarter of 2018, we experienced larger-than-expected reductions in sales to the U.S. wholesaler channel which resulted in a significant reduction in our sales and margins and negatively impacted the performance of our North America segment, as well as our overall performance. We expect this trend to continue until the uncertainties in the commercial channel are resolved and the situation stabilizes.

Our larger customers generally have the scale to develop supply chains that permit them to change their buying patterns, or develop and market their own private label and other economy brands that compete with some of our products. This ability also makes it easier for them to resist our efforts to increase prices, reduce inventory levels, reduce the range of our branded products they offer and, potentially, de-list our products. Given the significance of our large customers to our business, all of the actions they take in response to competitive pressures and economic conditions have, and will continue to, significantly impact our sales and margins, especially in North America, EMEA, Australia and Mexico.

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

Recent changes in U.S. trade policies, including tariffs on imports from China and on steel and aluminum we use in our U.S. manufacturing operations, have had, and we expect that they will continue to have, an increasingly adverse effect on our costs of products sold and margins in our North America segment. Additionally, further changes in U.S. trade policies appear likely, including additional import tariffs, and would likely adversely impact our business. In response to these changes, other countries have and may continue to change their own trade policies, including the imposition of tariffs and quotas, which could also adversely affect our business outside the U.S. The uncertainty surrounding U.S. trade policy makes it difficult to make long-term strategic decisions regarding the best way to respond to these pressures and could also increase the volatility of currency exchange rates. Further, the knock-on effect of the tariffs has resulted in an increase in the cost of U.S.-sourced products commensurate with the tariffs, as well as increased transportation and distribution costs as companies accelerate imports in anticipation of higher future tariffs or an increase in their scope.

In order to mitigate the impact of these trade-related increases on our costs of products sold, we have increased, and intend to continue to increase prices in the U.S. to recover the impact of known inflation. Over the longer term, we may make some changes in our supply chain and, potentially, our U.S. manufacturing strategy. There can be no assurance that we will be able to successfully pass on these costs through price increases or adjust our supply chain by locating alternative suppliers for raw materials or finished goods at acceptable costs or in a timely manner, and without incurring significant costs. Additionally, implementing price increases may cause our customers to find alternative sources for their products or lower their volumes with us, resulting in reduced sales. Conversely, when tariffs decline, customer demands for lower prices could result in lower sale prices and, to the extent we have existing inventory, lower margins. As a result, fluctuations in tariffs have and may continue to have a material adverse effect on the Company’s business, results of operations and financial condition.

Our inability to effectively manage the negative impacts of changing U.S. and foreign trade policies, including tariffs, could materially adversely impact our sales, margins, results of operations and financial condition.

Shifts in the channels of distribution for our products could adversely impact our sales, margins and results of operations.

Due to the competitive pressures and resulting decline in market share of the traditional office superstore, and wholesaler and independent dealer channel, as well as the ongoing changes and uncertainties in these channels (especially in the U.S., Europe and Australia), our ongoing strategy is to grow sales and market share in the faster growing mass merchant and e-tailer channels, increase our direct sales to independent office products dealers, and expand distribution into new and growing channels and geographies while maintaining strong margins. We may not be successful in executing against this strategy fast enough to offset the declines we are experiencing in the traditional office superstore and wholesaler channels due to competitive pressures and uncertainties, if at all. Additionally, the changes in our customer and product mix which may result from the shift in sales and growth in market share in these faster growing channels, may negatively impact our margins. Our inability to successfully manage the shift away from distribution channels which are declining, and grow sales and market share with customers in faster growing channels, could have a material adverse impact on our sales, margins, results of operations and financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not applicable.

(b) Not applicable.

(c) Common Stock Purchases

The following table provides information about our purchases of equity securities during the quarter ended September 30, 2018:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
July 1, 2018 to July 31, 2018	307,578	$13.76	307,578	$128,731,632
August 1, 2018 to August 31, 2018	1,036,489	12.51	1,036,489	115,770,058
September 1, 2018 to September 30, 2018	559,991	12.15	559,991	108,964,228
Total	1,904,058	$12.60	1,904,058	$108,964,228

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit
Number        Description of Exhibit

10.1
First Amendment to the Third Amended and Restated Credit Agreement, dated as of January 27, 2017, among the Company, certain subsidiaries of the Company, Bank of America, N.A., as administrative agent, and the other lenders party hereto *

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

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows and (v) related notes to those financial statements*

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGISTRANT:

ACCO BRANDS CORPORATION

By:	/s/ Boris Elisman
Boris Elisman
Chairman, President and Chief Executive Officer (principal executive officer)

By:	/s/ Neal V. Fenwick
Neal V. Fenwick
Executive Vice President and Chief Financial Officer (principal financial officer)

By:	/s/ Kathleen D. Hood
Kathleen D. Hood
Senior Vice President and Chief Accounting Officer (principal accounting officer)
Date: October 30, 2018