Form 10-K
period 2018-12-31
ACCO BRANDS Corp
filed 2019-02-27
CIK 712034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2018

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

As of June 30, 2018, the aggregate market value of the shares of Common Stock held by non-affiliates of the registrant was approximately $1,415 million. As of February 19, 2019, the registrant had outstanding 102,206,938 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be issued in connection with registrant’s annual stockholder’s meeting expected to be held on May 21, 2019 are incorporated by reference into Part III of this report.

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

Website Access to Securities and Exchange Commission Reports

The Company’s Internet website can be found at www.accobrands.com. The Company makes available free of charge on or through its website its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as practicable after the Company files them with, or furnishes them to, the SEC. We also make available the following documents on our Internet website: the Audit Committee Charter; the Compensation Committee Charter; the Corporate Governance and Nominating Committee Charter; the Finance and Planning Committee Charter; the Executive Committee Charter; our Corporate Governance Principles; and our Code of Conduct. The Company’s Code of Conduct applies to all of our directors, officers (including the Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer) and employees. You may obtain a copy of any of the foregoing documents, free of charge, if you submit a written request to ACCO Brands Corporation, Four Corporate Drive, Lake Zurich, IL 60047, Attn: Investor Relations.

PART I

ITEM 1. BUSINESS

As used in this Annual Report on Form 10-K for the fiscal year ended December 31, 2018, the terms "ACCO Brands," "ACCO," the "Company," "we," "us," and "our" refer to ACCO Brands Corporation, a Delaware corporation incorporated in 2005, and its consolidated domestic and international subsidiaries.

For a description of certain factors that may have had, or may in the future have, a significant impact on our business, financial condition or results of operations, see "Item 1A. Risk Factors."

Overview of the Company

ACCO Brands is a designer, marketer and manufacturer of recognized consumer and end-user demanded brands used in businesses, schools, and homes. Our widely known brands include AT-A-GLANCE®, Barrilito®, Derwent®, Esselte®, Five Star®, GBC®, Hilroy®, Kensington®, Leitz®, Marbig®, Mead®, NOBO®, Quartet®, Rapid®, Rexel®, Swingline®, Tilibra® and Wilson Jones®. More than 75% of our net sales come from brands that occupy the number-one or number-two positions in the select product categories in which we compete. We distribute our products through a wide variety of retail and commercial channels to ensure that our products are readily and conveniently available for purchase by consumers and other end-users, wherever they prefer to shop. These channels include mass retailers, e-tailers, discount, drug/grocery and variety chains; warehouse clubs; hardware and specialty stores; independent office product dealers; office superstores; wholesalers; and contract stationers. Our products are sold primarily in the U.S., Europe, Australia, Canada, Brazil and Mexico. For the year ended December 31, 2018, approximately 42% of our sales were in the U.S.; down from 45% in 2017. This decrease was primarily the result of the Esselte Acquisition and GOBA Acquisition, as defined below, which further extended our geographic reach. For further information on the acquisitions, see "Note 3. Acquisitions" to the consolidated financial statements contained in Part II, Item 8. of this report and "Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

The Company's strategy is to grow its global portfolio of consumer brands, increase its presence in faster growing geographies and channels and diversify its customer base. The Company continues to focus on leveraging its cost structure through synergies and productivity savings to drive long-term profit improvement and on strong free cash flow generation. We plan to supplement organic growth globally with strategic acquisitions in both existing and adjacent product categories.

In furtherance of our strategy, we have transformed our business by acquiring companies with consumer and other end-user demanded brands, and continuing to diversify our distribution channels. In 2012, we acquired the Mead Consumer and Office Products business ("Mead C&OP"), which substantially increased our presence in North America and Brazil in school and calendar products with well-known consumer brands. In 2016, we purchased the remaining equity interest in Pelikan Artline from our joint venture partner, which enhanced our competitive position in school and business products in Australia and New Zealand and added new categories, including writing instruments and janitorial supplies. In early 2017, we acquired Esselte Group Holdings AB ("Esselte"), which more than doubled our presence in Europe and added several iconic business brands, a significant base of independent dealer customers, and a new product category of do-it-yourself hardware tools. On July 2, 2018, we completed the acquisition (the "GOBA Acquisition") of GOBA Internacional, S.A. de C.V. ("GOBA") in Mexico. Together these acquisitions have meaningfully expanded our portfolio of well-known end-user demanded brands, enhanced our competitive position from both a product and channel perspective, and added scale to our business operations.

Today our Company is a global enterprise focused on developing innovative branded consumer products for use in businesses, schools and homes. We believe our leading product category positions provide the scale to enable us to invest in marketing and product innovation to drive profitable growth. We expect to derive much of our growth, over the long term, in faster-growing emerging geographies such as Latin America and parts of Asia, the Middle East and Eastern Europe, which exhibit growing demand for our product categories. In all of our markets, we see opportunities to grow sales through share gains, channel expansion and innovative products.

Reportable Business Segments

ACCO Brands has three reportable business segments each of which is comprised of different geographic regions. Each of the Company's three reportable business segments designs, markets, sources, manufactures and sells recognized consumer and other end-user demanded brands used in businesses, schools and homes. Product designs are tailored based on end-user preferences in each geographic region.

Our product categories include school products; storage and organization; laminating, binding and shredding machines and related consumable supplies; calendars; stapling and punching; whiteboards; computer accessories; and do-it-yourself tools, among others. Our portfolio of consumer and other end-user demanded brands includes both globally and regionally recognized brands.

Reportable Business Segment	Geographic Regions	Primary Brands
ACCO Brands North America	United States and Canada	AT-A-GLANCE®, Five Star®, GBC®, Hilroy®, Kensington®, Mead®, Quartet®, and Swingline®

ACCO Brands EMEA	Europe, Middle East and Africa	Derwent®, Esselte®, GBC®, Kensington®, Leitz®, NOBO®, Rapid®, and Rexel®

ACCO Brands International	Australia/N.Z., Latin America and Asia-Pacific	Artline®, Barrilito®, GBC®, Kensington®, Marbig®, Quartet®, Rexel®, Tilibra®, and Wilson Jones®

Sales Percentage by Reportable Business Segment	2018	2017	2016
ACCO Brands North America	49%	51%	65%
ACCO Brands EMEA	31	28	11
ACCO Brands International	20	21	24
	100%	100%	100%

ACCO Brands North America

The ACCO Brands North America segment is comprised of the United States and Canada where the Company is a leading branded supplier of consumer and business products under brands such as AT-A-GLANCE®, Five Star®, GBC®, Hilroy®, Kensington®, Mead®, Quartet®, and Swingline®. The ACCO Brands North America segment designs, sources or manufactures and distributes school products (such as notebooks); calendars; laminating, binding and shredding machines and related consumable supplies; whiteboards; storage and organization products (such as three-ring binders, sheet protectors and indexes), stapling and punching products; computer accessories, among others, which are primarily used in schools, homes and businesses. The majority of revenue in this segment is related to consumer and home products and is associated with the "back-to-school" season and calendar year-end purchases; we expect sales of consumer products to become an increasingly greater percentage of our revenue as demand for consumer products is growing faster than most business-related products.

ACCO Brands EMEA

The ACCO Brands EMEA segment is comprised largely of Europe, but also includes export sales to the Middle East and Africa. The Company is a leading branded supplier of consumer and business products under brands such as Derwent®, Esselte®, GBC®, Kensington®, Leitz®, NOBO®, Rapid®, and Rexel®. The ACCO Brands EMEA segment designs, manufactures or sources and distributes storage and organization products (such as lever-arch binders, sheet protectors and indexes); stapling and punching products; laminating, binding and shredding products and related consumable supplies; do-it-yourself tools; computer accessories, among others, which are primarily used in businesses, homes and schools.

ACCO Brands International

The ACCO Brands International segment is comprised of Australia/New Zealand (N.Z.), Latin America and Asia-Pacific where the Company is a leading branded supplier of consumer and business products. These brands include Artline®, Barrilito®, GBC®, Kensington®, Marbig®, Quartet®, Rexel®, Tilibra®, and Wilson Jones®, among others. The ACCO Brands International segment designs, sources or manufactures and distributes school products (such as notebooks); storage and organization products (such as three-ring binders, sheet protectors and indexes); laminating, binding and shredding products and related consumable supplies; writing instruments; computer accessories; whiteboards; stapling and punching products; calendars and janitorial supplies, among others, which are primarily used in schools, businesses and homes. The majority of revenue in this segment is related to consumer products and is associated with the "back-to-school" season and calendar year-end purchases. We expect sales of consumer products to become an increasingly greater percentage of our revenue as demand for consumer products is growing faster than most business-related products.

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

Our top ten customers accounted for 40% of net sales for the year ended December 31, 2018. Net sales to no customer exceeded 10% of net sales for the years ended December 31, 2018 and 2017. For the year ended December 31, 2016, net sales to Staples, our largest customer, and Walmart amounted to approximately 14% and 10%, respectively, of our net sales.

Competition

We operate in a highly competitive environment characterized by low-cost competitors, large, sophisticated customers, low barriers to entry, and competition from a wide range of products and services (including private label). ACCO Brands competes with numerous branded consumer products manufacturers as well as numerous private label suppliers and importers, including many of our customers who import their own private label products directly from foreign sources. Examples of branded competitors to ACCO Brands include Bi-Silque, Blue Sky, CCL Industries, Dominion Blueline, Fellowes, Hamelin, Herlitz, LSC Communications, Newell Brands, Novus, Smead, Spiral Binding and Stanley Black and Decker, among others.

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

Product Development

Our strong commitment to understanding our consumers and designing products that fulfill their needs drives our product development strategy, which we believe is and will continue to be a key contributor to our success. Our products are developed from a strong understanding of consumer needs and by our own research and development team or through partnership initiatives with inventors and vendors. Costs related to consumer and product research when paid directly by ACCO Brands are included in selling, general and administrative expenses.

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

Raw Materials

The primary materials used in the manufacturing of many of our products are paper, plastics, resin, polyester and polypropylene substrates, steel, wood, aluminum, melamine, zinc and cork. These materials are available from a number of suppliers, and we are not dependent upon any single supplier for any of these materials. Based on our experience, we believe that adequate quantities of these materials will be available in the foreseeable future; however, we are currently experiencing instability of supply of various grades of paper necessitating forward buys to ensure supply at reasonable prices.

Supply

Our products are either manufactured or sourced to ensure that we supply our customers with quality products, innovative solutions and attractive pricing as well as convenient customer service. We have built a customer-focused business model with a flexible supply chain to ensure that these factors are appropriately balanced. Using a combination of manufacturing and third-party sourcing also enables us to reduce our costs and effectively manage our production assets by lowering capital investment and working capital requirements. Our overall strategy is to manufacture locally those products that would incur a relatively high freight and/or duty expense or that have high customer service needs and source through third parties those products that require higher direct labor to produce. We also look for opportunities to leverage our manufacturing facilities to improve operating efficiencies as well as customer service. We currently manufacture approximately half of our products locally where we operate, and source the remaining half in lower cost countries, primarily China, but also other Far Eastern countries and Eastern Europe.

Seasonality

Historically, our business has experienced higher sales and earnings in the third and fourth quarters of the calendar year and we expect these trends to continue. Two principal factors contribute to this seasonality: (1) we are a major supplier of products related to the back-to-school season, which occurs principally from June through September for our businesses in North America and from November through February for our Australian and Brazilian businesses; and (2) several product categories we sell lend themselves to calendar year-end purchase timing, including planners, paper storage and organization products (including bindery) and Kensington® computer accessories, which have higher sales in the fourth quarter driven by traditionally strong fourth-quarter sales of personal computers and tablets. As a result, we have generated, and expect to continue to generate, most of our earnings and much of our cash flow in the second half of the year as receivables are collected.

For further information on the seasonality of net sales and earnings, see "Note 20. Quarterly Financial Information (Unaudited)" to the consolidated financial statements contained in Part II, Item 8. of this report.

Intellectual Property

Our products are marketed under a variety of trademarks. Some of our more significant trademarks include ACCO®, AT-A-GLANCE®, Barrilito®, Derwent®, Esselte®, Five Star®, GBC®, Hilroy®, Kensington®, Leitz®, Marbig®, Mead®, NOBO®, Quartet®, Rapid®, Rexel®, Swingline®, Tilibra®, and Wilson Jones®. We own rights to these trademarks in various countries throughout the world. We protect these marks as appropriate through registrations in the U.S. and other jurisdictions. Depending on the jurisdiction, trademarks are generally valid as long as they are in use or their registrations are properly maintained and they have not been found to have become generic. Registrations of trademarks can also generally be renewed indefinitely as long as the trademarks are in use. We also own numerous patents worldwide. While we consider our portfolio of trademarks, patents, proprietary trade secrets, technology, know-how processes, and related intellectual property rights to be material to our operations in the aggregate, the loss of any one trademark, patent or a group of related patents would not have a material adverse effect on our business as a whole.

Environmental Matters

We are subject to national, state, provincial and/or local environmental laws and regulations concerning the discharge of materials into the environment and the handling, disposal and clean-up of waste materials and otherwise relating to the protection of the environment. This includes environmental laws and regulations that affect the design and composition of certain of our products. It is not possible to quantify with certainty the potential impact of actions regarding environmental matters, particularly remediation and other compliance efforts that we may undertake in the future. In the opinion of management, compliance with the present environmental protection laws, before taking into account estimated recoveries from third parties, will not have a material adverse effect upon our capital expenditures, financial condition and results of operations or competitive position. We strive to optimize resource utilization and reduce our environmental impact.

Employees

As of December 31, 2018, we had approximately 6,700 full-time and part-time employees. Of the North American employees, approximately 850 were covered by collective bargaining agreements in certain of our manufacturing and distribution facilities. One of these agreements expired on December 31, 2018 and was under negotiation and covers approximately 50 employees. A second agreement covering approximately 450 employees, expires in 2019. Outside the United States, the Company has government-mandated collective bargaining arrangements in certain countries, particularly in Europe. There have been no strikes or material labor disputes at any of our facilities during the past five years. We consider our employee relations to be good.

Executive Leadership of the Company

As of February 27, 2019, the executive leadership team of the Company consists of the following executive officers and key senior officers. Ages are as of December 31, 2018.

Mark C. Anderson, age 56

•	2007 - present, Senior Vice President, Corporate Development

•	Joined the Company in 2007

Patrick H. Buchenroth, age 52

•	2017 - present, Executive Vice President and President, ACCO Brands International

•	2013 - 2017, Senior Vice President and President, Emerging Markets

•	2013 - Controller and Chief Accounting Officer, NewPage Corporation

•	2012 - 2013, Senior Vice President, Finance, ACCO Brands USA LLC

•	2005 - 2012, Chief Financial Officer, Consumer and Office Products Division, MeadWestvaco Corporation

•	Joined the Company in 2002

Stephen J. Byers, age 53

•	2019 - present, Senior Vice President and Chief Information Officer

•	2008 - 2018, Group Vice President and Chief Information Officer, Tate & Lyle PLC

•	2007 - 2008, Vice President, Enterprise Applications, United Stationers Inc.

•	2006 - 2007, Vice President, Infrastructure Operations, United Stationers Inc.

•	Joined the Company in 2019

Boris Elisman, age 56

•	2016 - present, Chairman, President and Chief Executive Officer

•	2013 - 2016, President and Chief Executive Officer

•	2010 - 2013, President and Chief Operating Officer

•	2008 - 2010, President, ACCO Brands Americas

•	2008, President, Global Office Products Group

•	2004 - 2008, President, Computer Products Group

•	Joined the Company in 2004

Neal V. Fenwick, age 57

•	2005 - present, Executive Vice President and Chief Financial Officer

•	1999 - 2005, Vice President Finance and Administration, ACCO World

•	1994 - 1999 Vice President Finance, ACCO Europe

•	Joined the Company in 1984

Ralph P. Hargrow, age 66

•	2013 - present, Senior Vice President, Global Chief People Officer

•	2005 - 2013, Global Chief People Officer, Molson Coors Brewing Company

•	Joined the Company in 2013

Gregory J. McCormack, age 55

•	2018 - present, Senior Vice President, Global Products and Operations

•	2013 - 2018, Senior Vice President, Global Products

•	2012 - 2013, Senior Vice President, Operations, ACCO Brands Emerging Markets

•	2010 - 2012, Senior Vice President, Operations - ACCO Brands International

•	2008 - 2010, Senior Vice President, Operations, Americas

•	Joined the Company in 1996

Cezary L. Monko, age 57

•	2017 - present, Executive Vice President and President, ACCO Brands EMEA

•	2014 - 2017, President and Chief Executive Officer, Esselte

•	2004 - 2014, President, Esselte Europe

•	2002 - 2004, President Sales Esselte Europe

•	Joined the Company in 1992

Kathleen D. Hood, age 49

•	2017 - present, Senior Vice President and Chief Accounting Officer

•	2015 - 2017, Senior Vice President, Corporate Controller and Chief Accounting Officer

•	2008 - 2015, Vice President and Corporate Controller

•	Joined the Company in 1994

Pamela R. Schneider, age 59

•	2012 - present, Senior Vice President, General Counsel and Secretary

•	2010 - 2012, General Counsel, Accertify, Inc.

•	2008 - 2010, Executive Vice President, General Counsel and Secretary, Movie Gallery, Inc. (filed for Chapter 11 in February 2010)

•	2005 - 2008, Senior Vice President, General Counsel and Secretary, APAC Customer Services, Inc.

•	Joined the Company in 2012

Thomas W. Tedford, age 48

•	2015 - present, Executive Vice President and President, ACCO Brands North America

•	2010 - 2015, Executive Vice President; President, ACCO Brands U.S. Office and Consumer Products

•	2010, Chief Marketing and Product Development Officer

•	Joined the Company in 2010

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

Our top ten customers accounted for 40% and 44%, respectively, of our net sales for the year ended December 31, 2018 and December 31, 2017. The loss of, or a significant reduction in sales to, or gross profit from, one or more of our top customers, or significant adverse changes to the terms on which we sell our products to one or more of our top customers, can have a material adverse effect on our business, results of operations and financial condition.

The competitive environment in which our large customers operate is rapidly changing. Office superstores, wholesalers and other traditional office products resellers (especially in our more developed geographies such as the U.S., Europe and Australia) face increasing competition, especially from mass merchants and e-tailers, which is driving changes in the relative market shares of our large customers. In response, our commercial customers, including the office superstores and wholesalers, continue to evolve their businesses by shifting their channel or geographic focus, making changes to their operating models and merchandising strategies and, in many cases, consolidating or divesting unprofitable or unattractive segments of their businesses. In particular, the acquisition of Essendant by Staples, which was under negotiation through much of 2018 and is now complete, brings together two of our large U.S. customers. Additionally, Staples and Office Depot have acquired a number of U.S. independent dealers. We have seen similar consolidating activity and business model changes with large customers in Europe and Australia, where several of our office superstore and wholesaler customers have merged or are under new private equity ownership. We expect these trends to continue.

Our larger customers generally have the scale to develop supply chains that permit them to change their buying patterns, or develop and market their own private label brands that compete with some of our products. In addition, the increasing competition, shifting market share and business model changes have made, and will continue to make, our business relationships with our large customers more challenging and unpredictable. Their size and scale and relative competitive market position make it easier for them to: (i) resist our efforts to increase prices; (ii) demand better pricing, more promotional programs and longer payment terms; (iii) reduce the shelf space allotted to, and carry a narrower assortment of, branded office and school products; (iv) increase the amount of private label products that compete with our branded offerings; and (v) reduce the amount of inventory they hold. Given the significance of these customers to our business, lower sales to our large customers (many of which historically purchased products with relatively higher margins) have, and will continue to have, an adverse impact on our sales, margins and results of operations.

Additionally, increased competition, a slowing economy in our key markets or changes in consumer buying habits could adversely affect the financial health of one or more of our large customers which, in turn, could have an adverse effect on our sales, results of operations and financial condition. The sell-through of our products by our customers is dependent in part on high quality merchandising and an appealing store environment to attract consumers, which requires continuing investments by our customers. Large customers that experience financial difficulties may fail to make such investments or delay them, resulting in lower sales and orders for our products.

Shifts in the channels of distribution for our products have, and could continue to, adversely impact our sales, margins and results of operations.

Due to the competitive pressures and resulting decline in market share of our traditional commercial customers, including office superstores and wholesalers, as well as the ongoing disruption and uncertainties in these channels (especially in the U.S., Europe and Australia), the key channels of distribution for our products is changing. Our ongoing strategy is to grow sales and market share in the faster growing mass merchant and e-tailer channels, increase our direct sales to independent dealers, and expand distribution into new and growing channels and geographies while maintaining strong margins. We may not be successful in executing against this strategy fast enough to offset the declines we are experiencing in the traditional commercial channels, if at all. Additionally, the changes in our customer and product mix which have resulted, and may continue to result, from the shift in sales and market share away from our traditional commercial customers (which have historically purchased products with higher margins) into these faster growing channels have, and are likely to continue to negatively impact our margins. Our inability to successfully manage the shift away from distribution channels which are declining, and grow sales and market share with customers in faster growing channels, could have a material adverse impact on our sales, margins, results of operations, cash flow and financial condition.

Sales of our products may be adversely affected by issues that affect consumer discretionary spending and/or consumer spending decisions during periods of economic uncertainty or weakness.

Our business depends on consumer discretionary spending, and as a result, our results are highly dependent on consumer and business confidence and the health of the economies in the countries in which we operate. Consumer spending is affected by many factors outside of the Company’s control, including general economic conditions, consumer disposable income levels, consumer confidence levels, the availability, cost and level of consumer debt, the costs of basic necessities and other goods and the effects of the weather or natural disasters. Additionally, during periods of economic uncertainty or weakness, we tend to see our reseller customers reduce inventories both to reduce their own working capital investment and because consumer demand for our products decreases as consumers switch to private label and other branded and/or generic products that compete on price and quality or forgo purchases altogether. Decreases in consumer demand for our products can result in the need to spend more on promotional activities. Overall, adverse changes in economic conditions or sustained periods of economic uncertainty or weakness could negatively affect our earnings and have an adverse effect on our business, results of operations, cash flow and financial condition.

The Company has foreign currency translation and transaction risks that can materially adversely affect the Company’s sales, results of operations, financial condition and liquidity.

Approximately 58% of our net sales for the fiscal year ended December 31, 2018 were transacted in a currency other than the U.S. dollar. Our primary exposure to local currency movements is in Europe (the Euro, the Swedish krona and the British pound), Australia, Canada, Brazil and Mexico. Currency exchange rates can be volatile especially in times of global, political and economic tension or uncertainty. Additionally, government actions such as currency devaluations, foreign exchange controls, and price or profit controls can further negatively impact foreign currency exchange rates.

The fluctuations in the foreign currency rates relative to the U.S. dollar can cause translation, transaction, and other losses, which negatively impact our sales, profitability and cash flow. We source approximately half of our products from China and other Far Eastern countries using U.S. dollars. The strengthening of the U.S. dollar against foreign currencies ordinarily has a negative impact on the Company’s reported sales and operating margins, and conversely, the weakening of the U.S. dollar against foreign currencies ordinarily has a positive impact.

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

We operate in a highly competitive environment characterized by low-cost competitors; large, sophisticated customers; low barriers to entry; and competition from a wide range of products and services (including private label products and electronic and digital products and services that can replace or render certain of our products obsolete). ACCO Brands competes with numerous branded consumer products manufacturers as well as numerous private label suppliers and importers, including many of our customers who import their own private label products directly from foreign sources. Many of our competitors have strong, sought-after brands. They also have the ability to manufacture products locally at a lower cost or source them from other countries with lower production costs, both of which can give them a competitive advantage in terms of price under certain circumstances. In addition, retail space devoted to our product categories is limited and, as a result of competitive pressures, many of our customers are closing or reducing the size of their retail locations, and diversifying their product offerings further reducing the available retail space devoted to our products.

As a result, our business has been, and is likely to continue to be, affected by actions: (1) by our customers to increase their purchases of private label products or otherwise change product assortments; (2) by current and potential competitors to increase their investment in product and brand development, lower their prices, take advantage of low entry barriers to expand their production, or move production to countries with lower production costs; and (3) by consumers and other end-users to use lower-priced or alternative products. Any such actions could result in lower sales and margins and adversely affect our business, results of operations and financial condition.

Our success depends partially on our ability to continue to develop and market innovative products that meet our consumer demands, including price expectations.

Our competitive position depends on our ability to successfully invest in innovation and product development. That success will depend, in part, on our ability to anticipate, develop and market products that appeal to the changing needs and preferences of our consumers. We could focus our efforts and investment on new products that ultimately are not accepted by consumers. Likewise, our failure to offer innovative products that meet consumer and other end-user demand could compromise our competitive position and adversely affect our sales, profitability and results of operation.

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

We may not be successful in identifying suitable acquisition opportunities, prevailing against competing potential acquirers, negotiating appropriate acquisition terms, obtaining financing, completing proposed acquisitions, integrating acquired businesses or expanding in new markets or product categories. In addition, an acquisition may not perform as anticipated, be accretive to earnings or prove to be beneficial to our operations and cash flow. If we fail to effectively identify, value, consummate, manage or integrate any acquired company, we may not realize the potential growth opportunities or achieve the financial results anticipated at the time of its acquisition.

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

We may face challenges in integrating our acquisitions with our existing operations. These challenges may include, among other things: integrating the business cultures; possible difficulties in retaining key employees and key customers; and the difficulty of integrating the acquired business's finance, accounting and other business systems without negatively impacting our internal control over financial reporting and our disclosure controls and procedures.

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

Additionally, we generally expect that we will realize synergy cost savings and other financial and operating benefits from our acquisitions. Our success in realizing these synergy savings and other financial and operating benefits, and the timing of this realization, depends on the successful integration of the business operations of the acquired company. We cannot predict with certainty if or when these synergy savings and other benefits will occur, or the extent to which we will be successful.

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

Changes in U.S. trade policies and regulations, as well as the overall uncertainty surrounding international trade relations, could have a material adverse effect on our business, results of operations and financial condition.

Changes in U.S. trade policies, including tariffs on imports from China and on steel and aluminum that we use in our U.S. manufacturing operations, have had, and we expect that they will continue to have, an adverse effect on our cost of products sold and margins in our North America segment. Additionally, further changes in U.S. trade policies appear likely, including additional import tariffs, and could adversely impact our business. In response to these changes, other countries have and may continue to change their own trade policies, including the imposition of tariffs and quotas, which could also adversely affect our business outside the U.S. The uncertainty surrounding U.S. trade policy makes it difficult to make long-term strategic decisions regarding the best way to respond to these pressures and could also increase the volatility of currency exchange rates. Further, the knock-on effect of the tariffs has resulted in an increase in the cost of U.S.-sourced products commensurate with the tariffs.

In order to mitigate the impact of these trade-related increases on our cost of products sold, we have increased, and intend to continue to increase prices in the U.S., if necessary, to recover any increased costs. Over the longer term, we may make changes in our supply chain and, potentially, our U.S. manufacturing strategy. There can be no assurance that we will be able to successfully pass on these costs through price increases or adjust our supply chain by locating alternative suppliers for raw materials or finished goods at acceptable costs or in a timely manner. Additionally, implementing price increases may cause our customers to find alternative sources for their products or decrease their purchases from us. Conversely, when tariffs decline, customer demands for lower prices could result in lower sale prices and, to the extent we have existing inventory, lower margins. As a result, fluctuations in tariffs have had, and will continue to have, a material adverse effect on the Company’s business, results of operations and financial condition.

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

We rely extensively on our information technology systems, many of which are outsourced to third-party service providers. We depend on these systems and our third-party service providers to effectively manage our business and execute the production, distribution and sale of our products as well as to manage and report our financial results and run other support functions. Although we have implemented service level agreements and have established monitoring controls, if our third-party service providers fail to perform their obligations in a timely manner or at satisfactory levels, our business could suffer. Additionally, our failure to properly maintain and successfully upgrade or replace any of these systems, especially our enterprise resource planning systems (including our financial systems) so that they operate effectively, could disrupt service to our customers or negatively impact our ability to report our financial results in a timely and accurate manner.

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

If services to our customers are negatively impacted by the failure of our information technology systems, if we are unable to accurately and timely report our financial results, or conclude that we do not have effective internal control over financial reporting and effective disclosure controls and procedures, it could damage our reputation and adversely affect our business, results of operations and financial condition.

Security breaches could compromise our confidential and proprietary information, as well as any personally identifiable information we hold, and expose us to operational and legal risks which could cause our business and reputation to suffer and materially adversely affect our results of operations.

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

We maintain systems designed to prevent such intrusion, tampering and theft. The development and maintenance of these systems is costly and requires ongoing monitoring and updating as technologies change and efforts by hackers to overcome security measures become more sophisticated. Further, we obtain assurances from third parties to whom we provide confidential, proprietary and personally identifiable information regarding the sufficiency of their security procedures and, where appropriate, assess the protections employed by these third parties. The cost and operational consequences of implementing, maintaining and further enhancing cybersecurity protection measures could increase significantly as cybersecurity threats increase.

Despite these efforts, the possibility of intrusion, tampering and theft cannot be eliminated entirely. We have from time to time experienced cybersecurity breaches, such as "phishing" attacks, employee or insider error, brute force attacks, unauthorized parties gaining access to our information technology systems and similar incidents. To date these incidents have not had a material impact on our business, but there can be no assurance that future incidents will not have a material impact. The techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not recognized until launched against a target. Additionally, there can be no assurance that the actions we and our third party providers are taking and will continue to take will prevent another breach of, or attack on the information technology systems which house our confidential, proprietary and personally identifiable information. Any such breach or attack could compromise our network, the network of a third party to whom we have disclosed confidential, proprietary or personally identifiable information, a data center where we have stored such information or a third-party cloud service provider, and the information stored there could be accessed, publicly disclosed, lost or stolen.

Any such intrusion, tampering or theft and any resulting disclosure or other loss of such information could result in a disruption to our information technology infrastructure, interruption of our business operations, violation of applicable privacy and other laws or standards, significant legal and financial exposure beyond the scope or limits of any insurance coverage (including legal claims and proceedings and regulatory enforcement actions and penalties), increased operating costs associated with remediation activities, and a loss of confidence in our security measures, all of which could harm our reputation with our customers, end-users, employees and other stakeholders and adversely affect our results of operation. Contractual provisions with third parties, including cloud service providers, may limit our ability to recover these losses.

Additionally, we are an acquisitive organization and the process of integrating the information technology systems of the businesses we acquire is complex and exposes us to additional risk as we might not adequately identify weaknesses in the targets' information technology systems. This could expose us to unexpected liabilities or make our own systems more vulnerable to attack.

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

Emerging markets generally involve more financial, operational, regulatory and compliance risks than more mature markets. In some cases, emerging markets have greater political and economic volatility, greater vulnerability to infrastructure and labor disruptions, are more susceptible to corruption and have different laws and regulations. Further, these emerging markets are generally more remote from our headquarters location and have different cultures which may make it be more difficult to impose corporate standards and procedures and the extraterritorial laws of the U.S. and other jurisdictions, including the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and other similar laws. Negative or uncertain political climates and military disruptions in developing and emerging markets could also adversely affect us. Further, weak or corrupt legal systems may affect our ability to protect and enforce our intellectual property, contractual and other rights.

As we seek to expand and grow in these emerging markets, we increase our exposure to these financial, operational, and regulatory and compliance risks as well as legal and other risks, including currency transfer restrictions, the impact of currency fluctuations, hyperinflation or devaluation, changes in international trade and tax policies and regulations (including import and export restrictions), the lack of well-established or reliable legal systems, corruption, adverse economic conditions, political actions or instability, terrorism and civil unrest. Likewise, our overall cost of doing business increases due to the costs of compliance with complex and numerous foreign and U.S. laws and regulations.

If we are unable to successfully expand into emerging markets, profitably grow our existing emerging market businesses, achieve the return on capital we expect as a result of our investments, or effectively manage the risks inherent in our growth strategy in these markets, our business, results of operations and financial condition could be adversely affected.

The anticipated positive effects of the U.S. Tax Cuts and Jobs Act (the "U.S. Tax Act") on our financial results may not be fully realized and could adversely impact our net income and cash flow.

On December 22, 2017, the U.S. Tax Act was signed into law. The U.S. Tax Act made broad and complex changes to the U.S. tax code, including, but not limited to: (i) reducing the future U.S. federal corporate tax rate from 35 percent to 21 percent; (ii) requiring companies to pay a one-time transition tax on certain undistributed earnings of foreign subsidiaries (the "Transition Toll Tax"); (iii) bonus depreciation that will allow for full expensing of qualified property; (iv) a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries; (v) a new provision designed to tax global intangible low-taxed income ("GILTI"); (vi) the repeal of domestic production activity deductions; (vii) limitations on the deductibility of certain executive compensation expenses; (viii) limitations on the use of foreign tax credits to reduce U.S. income tax liability; and (ix) a new provision that allows a domestic corporation an immediate deduction for a portion of its foreign derived intangible income ("FDII").

The initially anticipated positive effects of the U.S. Tax Act on our financial results have been mitigated by a reduction in the overall percentage mix of our earnings from the U.S. and other unfavorable provisions of the new law. In 2018, the benefits associated with the lower U.S. federal corporate tax rate were offset by the impact of the GILTI tax and the limitations on deductibility of executive compensation expenses as well as a reduction in the overall percentage of our earnings from the U.S. The evolving regulations and interpretations still being issued by the IRS could change our understanding of, and assumptions pertaining to, the application of the U.S. Tax Act. Likewise, the manner in which the U.S. Tax Act will be enforced is still uncertain. In addition, a further reduction in the overall percentage mix of our earnings from the U.S. could further reduce the anticipated benefits of the lower corporate tax rate. As a result of these factors, the aggregate impact of the U.S. Tax Act on our tax rate, cash taxes and net income could change and any such change could adversely impact our net income and cash flow.

Litigation or legal proceedings could expose us to significant liabilities and damage our reputation.

We are party to various lawsuits and regulatory proceedings, primarily related to alleged patent infringement as well as other claims incidental to our business. In addition, we may be unaware of third party claims of intellectual property infringement relating to our technology, brands or products and we may face other claims related to business operations. Any litigation regarding patents or other intellectual property could be costly and time-consuming and might require us to pay monetary damages or enter into costly license agreements. We also may be subject to injunctions against development and sale of certain of our products.

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

The final administrative appeal of the Second Assessment was decided against the Company in 2017. We are challenging this decision in court. In connection with the judicial challenge, we are required to provide security to guarantee payment of the Second Assessment, which represents $21.0 million of the current reserve, should we not prevail. The First Assessment is still being challenged through established administrative procedures.

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

Because there is no settled legal precedent on which to base a definitive opinion as to whether we will ultimately prevail, we consider the outcome of this dispute to be uncertain. Since it is not more likely than not that we will prevail, in 2012, we recorded a reserve in the amount of $44.5 million (at December 31, 2012 exchange rates) in consideration of this contingency, of which $43.3 million was recorded as an adjustment to the purchase price and which included the 2007-2012 tax years plus penalties and interest through December 2012. Included in this reserve is an assumption of penalties at 75%, which is the standard penalty. While there is a possibility that a penalty of 150% could be imposed in connection with the First Assessment, based on the facts in our case and existing precedent, we believe the likelihood of a 150% penalty is not more likely than not as of December 31, 2018. We will continue to actively monitor administrative and judicial court decisions and evaluate their impact, if any, on our legal assessment of the ultimate outcome of our case. In addition, we will continue to accrue interest related to this contingency until such time as the outcome is known or until evidence is presented that we are more likely than not to prevail. The time limit for issuing an assessment for 2011 expired in January 2018 and we did not receive an assessment; we therefore reversed $5.6 million of reserves related to 2011 in the first quarter of 2018. During the years ended December 31, 2018, 2017 and 2016, we accrued additional interest as a charge to current tax expense of $1.1 million, $2.2 million and $2.8 million, respectively. At current exchange rates, our accrual through December 31, 2018, including tax, penalties and interest is $29.4 million. The time limit for issuing an assessment for 2012 expired in January 2019 and we did not receive an assessment.

Outsourcing the production of certain of our products, our information technology systems and other administrative functions could materially adversely affect our business, results of operations and financial condition.

We outsource certain manufacturing functions to suppliers in China, other Asia-Pacific countries and Eastern Europe. Outsourcing of product design and production creates a number of risks, including decreased control over the engineering and manufacturing processes resulting in unforeseen production delays or interruptions, inferior product quality, loss or misappropriation of trade secrets and other performance issues, which could result in cost overruns, delayed deliveries or shortages. Additionally, we rely on our suppliers to ensure that our products meet our design and product content specifications, and all applicable laws, including product safety, security, labor and environmental laws. We also expect our suppliers to conform to our and our customers’ expectations with respect to product safety, product quality and social responsibility, be responsive to our audits and otherwise be certified as meeting our and our customers’ supplier codes of conduct. Failure to meet any of these requirements may result in our having to cease doing business with a supplier or cease production at a particular facility. Substitute suppliers might not be available or, if available, might be unwilling or unable to offer products on acceptable terms or in a timely manner. Additionally, failure to meet legal and regulatory requirements or customer expectations may result in our having to stop selling non-conforming products until the issues are remediated. Any of these circumstances could result in unforeseen delays and increased costs and negatively affect our ability to deliver products and services to our customers, all of which could adversely affect our business, sales, results of operations and financial condition.

Moreover, if one or more of our suppliers is unable or unwilling to continue to provide products of acceptable quality, at acceptable cost or in a timely manner due to financial difficulties, insolvency or otherwise, or if customer demand for our products increases, we may be unable to secure sufficient additional capacity from our current suppliers, or others, in a timely manner or on acceptable terms. Any of these events could result in unforeseen production delays and increased costs and negatively affect our ability to deliver our products to our customers, all of which could adversely affect our business, sales, results of operations and financial condition.

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

In addition, we outsource certain administrative functions, such as payroll processing and benefit plan administration to third party service providers and may outsource other functions in the future to achieve cost savings and efficiencies. If the service providers to whom we outsource these functions do not perform effectively, we may not be able to achieve the expected cost savings and may have to incur additional costs to correct errors they make. Depending on the function involved, such errors may lead to business disruption, processing inefficiencies or loss of, or damage to intellectual property, legal and regulatory exposure, or harm to employee morale.

Continued declines in the use of certain of our products have and could continue to adversely affect our business.

A number of our products and brands consist of paper-based and related products. As use of technology-based tools continues to rise worldwide, consumer demand for traditional paper-based and related products, such as decorative calendars, planners, envelopes, ring binders, lever arch files and other storage and organization products, and mechanical binding equipment, has declined. The impact of tariff and commodity price driven inflation in the U.S. also has the potential to result in higher pricing (especially for paper-based products) which may, in turn, accelerate the pace of change in consumer preferences for product substitutes. Continuation or acceleration of the decline in the overall demand for any of the products we sell has, and could continue to, adversely impact our business, results of operations and financial condition.

Our business is subject to risks associated with seasonality, which could materially adversely affect our cash flow, results of operations and financial condition.

Historically, our business has experienced higher sales and earnings in the third and fourth quarters of the calendar year and we expect these trends to continue. Two principal factors contribute to this seasonality: (1) we are a major supplier of products related to the back-to-school season, which occurs principally from June through September for our businesses in North America and from November through February for our Australian and Brazilian businesses; and (2) several product categories we sell lend themselves to calendar year-end purchase timing, including planners, paper storage and organization products (including bindery) and Kensington® computer accessories, which have higher sales in the fourth quarter driven by traditionally strong fourth-quarter sales of personal computers and tablets. As a result, we have generated, and expect to continue to generate, most of our earnings and much of our cash flow in the second half of the year as receivables are collected. If these typical seasonal increases in sales of certain products do not materialize or when sales of these product lines represent a larger overall percentage of our sales or profitability, it could have an outsized impact on our business that would adversely affect our cash flow, results of operations and financial condition.

Our operating results have, and may continue to be, adversely affected by changes in cost of products sold, including the cost or availability of raw materials, transportation, labor, and other necessary supplies and services and the cost of finished goods.

Pricing and availability of raw materials, transportation, labor, and other necessary supplies and services used in our business can be volatile due to numerous factors beyond our control, including general economic conditions, labor costs, production levels, and import tariffs as well as overall competitive conditions, including demand and supply. This volatility has, and may continue to, significantly affect our business, results of operations, and financial condition.

We also rely on third-party manufacturers, principally in China, as a source for many of our finished products. These manufacturers are also subject to changes in the cost or availability of raw materials, transportation, labor, and other necessary supplies and services, which may, in turn, result in an increase in the amount we pay for finished goods.

During periods of rising costs, we manage this volatility through a variety of actions, including periodic purchases, future delivery purchases, long-term contracts, sales price increases and the use of certain derivative instruments. Over the longer term, we may also make adjustments in our supply chain in an effort to mitigate the adverse impact of increasing costs. There can be no assurance that we will be able to effectively mitigate the impact on our cost of products sold fast enough to preserve our margins, if at all. Additionally, we may lose sales as we seek to offset these cost increases by raising prices to our customers. Conversely, when input costs decline, customer demands for lower prices could result in lower sale prices and, to the extent we have existing inventory, lower margins. As a result, fluctuations in costs of raw materials, transportation, labor, and finished goods has had, and may continue to have, a material adverse effect on the Company’s business, results of operations and financial condition.

The primary materials used in the manufacturing of many of our products are paper, plastics, resin, polyester and polypropylene substrates, steel, wood, aluminum, melamine, zinc and cork. During 2018, we experienced significant increases in the cost of paper, steel and aluminum as well as increases in transportation costs. While we believe the situation has stabilized somewhat, we may see further increases in the cost of raw materials, finished goods and transportation.

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

All of these legal frameworks are complex and may change frequently. Capital and operating expenses required to establish and maintain compliance with all of these laws, rules and regulations and self-regulatory requirements can be significant, and violations may result in substantial fines, penalties and civil damages as well as damage to our reputation. Any significant increase in our costs to comply with applicable legal and self-regulatory requirements, or liability arising from noncompliance could have an adverse effect on our business, results of operations and financial condition as well as damage to our reputation.

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

As of December 31, 2018, the Company had $258.3 million recorded as pension liabilities in its Consolidated Balance Sheet. The funding obligations for the Company’s pension plans are impacted by the performance of the financial markets, particularly the equity markets, and interest rates. Funding obligations are determined by government regulations and are measured each year based on the value of assets and liabilities on a specific date. If the financial markets do not provide the long-term returns that are expected, the Company could be required to make larger contributions. The equity markets can be, and recently have been, very volatile, and therefore the Company’s estimate of future contribution requirements can change dramatically in relatively short periods of time. Similarly, changes in interest rates and legislation enacted by governmental authorities can impact the timing and amounts of contribution requirements. An adverse change in the funded status of the plans could significantly increase the Company’s required contributions in the future and adversely impact its liquidity.

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

We also participate in a multi-employer pension plan for our union employees at our Ogdensburg, New York facility. The plan has reported significant underfunded liabilities and declared itself in critical and declining status. As a result, the trustees of the plan adopted a rehabilitation plan in an effort to forestall insolvency. Our required contributions to this plan could increase due to the shrinking contribution base resulting from the insolvency or withdrawal of other participating employers, the inability or the failure of withdrawing participating employers to pay their withdrawal liability, lower than expected returns on pension fund assets, and other funding deficiencies. In the event that we withdraw from participation in the plan, we will be required to make withdrawal liability payments for a period of 20 years or longer in certain circumstances. The present value of our withdrawal liability payments could be significant and would be recorded as an expense in our Consolidated Statements of Income and as a liability on our Consolidated Balance Sheets in the first year of our withdrawal.

See also "Part II, Item 7. Critical Accounting Policies - Employee Benefit Plans" and "Note 6. Pension and Other Retiree Benefits" to the consolidated financial statements contained in Part II, Item 8. of this report.

Impairment of intangible assets could have a material adverse effect on our financial results.

We have approximately $1.5 billion of goodwill and other specifically identifiable intangible assets as of December 31, 2018. Future events may occur that could adversely affect the reported value, or fair value, of our intangible assets that would require impairment charges to our financial results. Such events may include, but are not limited to, strategic decisions made in response to changes in economic and competitive conditions, the impact of the economic environment on the Company’s sales and customer base, the unfavorable resolution of litigation, a material adverse change in the Company’s relationship with significant customers, or a sustained decline in the Company’s stock price. The Company continues to evaluate the impact of developments from its reporting units to assess whether impairment indicators are present. Accordingly, the Company may be required to perform impairment tests based on whether or not indicators are present. In addition, the Company performs an impairment test on an annual basis in the second quarter, as required by GAAP whether or not impairment indicators are present. See also "Part II, Item 7. Critical Accounting Policies - Intangible Assets," " - Goodwill" and "Note 10. Goodwill and Identifiable Intangible Assets" to the consolidated financial statements contained in Part II, Item 8. of this report.

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

As of December 31, 2018, we had $888.0 million of outstanding debt.

Our debt service obligations require us to dedicate a substantial portion of our cash flow from operating activities to payments on our indebtedness, which reduces the availability of our cash flow to fund working capital, capital expenditures, research and product development efforts, potential acquisitions and for other general corporate purposes. Our indebtedness also may increase our vulnerability to economic downturns and changing market conditions and place us at a competitive disadvantage relative to competitors that have less debt. In addition, as of December 31, 2018, $512.7 million of our outstanding debt is subject to floating interest rates, which increases our exposure to fluctuations in interest rates.

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

Claims for losses or injuries purportedly caused by one of our products arise in the ordinary course of our business. In addition to the risk of litigation or regulatory enforcement actions and the associated costs and potential for monetary judgments and penalties, which could have an adverse effect on our results of operations and financial condition, product liability claims or regulatory actions, regardless of merit, could result in negative publicity that could harm our reputation in the marketplace or the value of our consumer brands. We also could be required to recall and possibly discontinue the sale of defective or unsafe products, which could result in adverse publicity, significant expenses and adverse impacts to our financial position.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We have manufacturing facilities in North America, Europe, Brazil, Mexico and Australia, and maintain distribution centers in the regional markets we service. We lease our corporate and U.S. headquarters in Lake Zurich, Illinois. The following table lists our principal facilities by segment as of December 31, 2018:

Location	Functional Use	Owned/Leased (number of properties)
ACCO Brands North America:
Ontario, California	Distribution/Manufacturing	Leased
Booneville, Mississippi	Distribution/Manufacturing	Owned
Ogdensburg, New York	Distribution/Manufacturing	Owned
Sidney, New York	Distribution/Manufacturing	Owned
Alexandria, Pennsylvania	Distribution/Manufacturing	Owned
Pleasant Prairie, Wisconsin(a)	Manufacturing	Leased
Mississauga, Canada	Distribution/Manufacturing/Office	Leased
San Mateo, California	Office	Leased

ACCO Brands EMEA:
Sint-Niklass, Belgium	Distribution/Manufacturing	Leased
Shanghai, China	Manufacturing	Leased
Lanov, Czech Republic	Distribution/Manufacturing	Leased
Aylesbury, England	Office	Leased
Halesowen, England	Distribution	Owned
Lillyhall, England	Manufacturing	Leased
Uxbridge, England	Office	Leased
Vagney, France	Distribution	Owned
Heilbronn, Germany	Distribution	Owned
Stuttgart, Germany	Office	Leased
Uelzen, Germany	Manufacturing	Owned
Gorgonzola, Italy	Distribution/Manufacturing	Leased
Kozienice, Poland	Distribution/Manufacturing	Owned
Warsaw, Poland	Office	Leased
Arcos de Valdevez, Portugal	Manufacturing	Owned
Hestra, Sweden	Distribution/Manufacturing/Office	Owned

ACCO Brands International:
Sydney, Australia	Distribution/Manufacturing/Office	Owned/Leased (2)
Bauru, Brazil	Distribution/Manufacturing/Office	Owned (2)
Hong Kong	Office	Leased
Tokyo, Japan	Office	Leased
Lerma, Mexico	Manufacturing/Office	Owned
Queretaro, Mexico	Distribution/Office	Leased
Auckland, New Zealand	Distribution/Office	Leased
Taipei, Taiwan City	Office	Leased

(a)	Scheduled to be closed during 2019.

We believe that the properties are suitable to the respective businesses and have production capacities adequate to meet the needs of our businesses.

ITEM 3. LEGAL PROCEEDINGS

We are party to various lawsuits and regulatory proceedings, primarily related to alleged patent infringement as well as other claims incidental to our business. In addition, we may be unaware of third party claims of intellectual property infringement relating to our technology, brands or products and we may face other claims related to business operations. Any litigation regarding patents or other intellectual property could be costly and time-consuming and might require us to pay monetary damages or enter into costly license agreements. We also may be subject to injunctions against development and sale of certain of our products.

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

The final administrative appeal of the Second Assessment was decided against the Company in 2017. We are challenging this decision in court. In connection with the judicial challenge, we are required to provide security to guarantee payment of the Second Assessment, which represents $21.0 million of the current reserve, should we not prevail. The First Assessment is still being challenged through established administrative procedures.

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

Because there is no settled legal precedent on which to base a definitive opinion as to whether we will ultimately prevail, we consider the outcome of this dispute to be uncertain. Since it is not more likely than not that we will prevail, in 2012, we recorded a reserve in the amount of $44.5 million (at December 31, 2012 exchange rates) in consideration of this contingency, of which $43.3 million was recorded as an adjustment to the purchase price and which included the 2007-2012 tax years plus penalties and interest through December 2012. Included in this reserve is an assumption of penalties at 75%, which is the standard penalty. While there is a possibility that a penalty of 150% could be imposed in connection with the First Assessment, based on the facts in our case and existing precedent, we believe the likelihood of a 150% penalty is not more likely than not as of December 31, 2018. We will continue to actively monitor administrative and judicial court decisions and evaluate their impact, if any, on our legal assessment of the ultimate outcome of our case. In addition, we will continue to accrue interest related to this contingency until such time as the outcome is known or until evidence is presented that we are more likely than not to prevail. The time limit for issuing an assessment for 2011 expired in January 2018 and we did not receive an assessment; we therefore reversed $5.6 million of reserves related to 2011 in the first quarter of 2018. During the years ended December 31, 2018, 2017 and 2016, we accrued additional interest as a charge to current tax expense of $1.1 million, $2.2 million and $2.8 million, respectively. At current exchange rates, our accrual through December 31, 2018, including tax, penalties and interest is $29.4 million. The time limit for issuing an assessment for 2012 expired in January 2019 and we did not receive an assessment.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER
PURCHASES OF EQUITY SECURITIES

Common Stock Information

Our common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "ACCO." As of February 19, 2019, we had approximately 11,291 record holders of our common stock.

Stock Performance Graph

The following graph compares the cumulative total stockholder return on our common stock to that of the S&P Office Services and Supplies (SuperCap1500) Index and the Russell 2000 Index assuming an investment of $100 in each from December 31, 2013 through December 31, 2018.

	Cumulative Total Return
	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18
ACCO Brands Corporation	$100.00	$134.08	$106.10	$194.20	$181.55	$103.10
Russell 2000	100.00	104.89	100.26	121.63	139.44	124.09
S&P Office Services and Supplies (SuperCap1500)	100.00	104.75	91.49	99.18	94.72	83.26

Common Stock Purchases

The following table provides information about our purchases of equity securities during the quarter ended December 31, 2018:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
October 1, 2018 to October 31, 2018	—	$—	—	$108,964,228
November 1, 2018 to November 30, 2018	—	—	—	108,964,228
December 1, 2018 to December 31, 2018	—	—	—	108,964,228
Total	—	$—	—	$108,964,228

(1) On October 28, 2015, the Company announced that its Board of Directors had approved the repurchase of up to $100 million in shares of its common stock. On February 14, 2018, the Company announced that its Board of Directors had approved an authorization to repurchase up to an additional $100 million in shares of its common stock.

During the year ended December 31, 2018, we repurchased $75.0 million of our common stock in the open market.

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

Dividend Policy

In February 2018, the Company's Board of Directors approved the initiation of a dividend program under which the Company intends to pay a regular quarterly cash dividend of $0.06 per share on its common stock ($0.24 per share on an annualized basis). The continued declaration and payment of dividends is at the discretion of the Board of Directors and will be dependent upon, among other things, the Company's financial position, results of operations, cash flows and other factors.

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

	Year Ended December 31,
(in millions, except per share data)	2018(1)	2017(1)	2016(1)	2015	2014
Income Statement Data:
Net sales	$1,941.2	$1,948.8	$1,557.1	$1,510.4	$1,689.2
Operating income(2) (3)	187.0	184.5	159.1	155.1	169.8
Interest expense	41.2	41.1	49.3	44.5	49.5
Interest income	(4.4)	(5.8)	(6.4)	(6.6)	(5.6)
Non-operating pension income(3)	(9.3)	(8.5)	(8.2)	(8.4)	(3.8)
Other expense (income), net(4)	1.6	(0.4)	1.4	2.1	0.8
Net income(5)	106.7	131.7	95.5	85.9	91.6
Per common share:
Net income(5)
Basic	$1.02	$1.22	$0.89	$0.79	$0.81
Diluted	$1.00	$1.19	$0.87	$0.78	$0.79
Balance Sheet Data (as of December 31):
Total assets	$2,786.4	$2,799.1	$2,064.5	$1,953.4	$2,215.1
Total debt, net	882.5	932.4	696.2	720.5	789.3
Total stockholders’ equity	789.7	774.1	708.7	581.2	681.0
Other Data:
Cash provided by operating activities	$194.8	$204.9	$167.1	$171.2	$171.7
Cash used by investing activities	(71.9)	(319.1)	(106.4)	(24.6)	(25.8)
Cash (used) provided by financing activities	(125.6)	142.2	(76.4)	(137.8)	(142.0)

(1)
The Company acquired GOBA on July 2, 2018; the results of GOBA are included in 2018 results from July 2, 2018. The Company acquired Esselte on January 31, 2017; the results of Esselte are included in 2017 results from February 1, 2017. The Company acquired Pelikan Artline on May 2, 2016; the results of Pelikan Artline are included in 2016 results from that date forward.

(2)
Operating income for the years 2018, 2017, 2016, 2015 and 2014 was impacted by restructuring charges (credits) of $11.7 million, $21.7 million, $5.4 million, $(0.4) million and $5.5 million, respectively. Such charges were largely severance related, and were principally associated with post-merger integration activities following various acquisitions.

(3)
On January 1, 2018, we adopted the accounting standard ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The new standard requires presentation of all components of net periodic pension and postretirement benefit (income)/costs, other than service costs, in an income statement line item included in "Non-operating (income)/expense." On this basis, the Company restated its operating income for the years 2017, 2016, 2015 and 2014, which were reduced by $8.5 million, $8.2 million, $8.4 million and $3.8 million, respectively. For further information see "Note 2. Significant Accounting Policies, Recent Accounting Pronouncements and Adopted Accounting Standards" to the consolidated financial statements contained in Part II, Item 8. of this report.

(4)
Other expense (income), net for the year 2016 was impacted by a $28.9 million non-cash gain arising from the Pelikan Artline acquisition due to the revaluation of the previously held equity interest to fair value. For further information see "Note 3. Acquisitions" to the consolidated financial statements contained in Part II, Item 8. of this report. Other expense (income), net for the years 2017, 2016, and 2015 was also impacted by incremental charges related to various refinancings of $0.3 million, $29.9 million, and $1.9 million, respectively. For further information on the refinancings completed in 2017 and

2016 see "Note 4. Long-term Debt and Short-term Borrowings" to the consolidated financial statements contained in Part II, Item 8. of this report.

(5)	In 2017, we recorded a net tax benefit of $25.7 million related to the U.S. Tax Act.

SUPPLEMENTAL NON-GAAP FINANCIAL MEASURES - COMPARABLE NET SALES

To supplement our consolidated financial statements presented in accordance with generally accepted accounting principles in the U.S. ("GAAP"), we provide investors with certain non-GAAP financial measures, including comparable net sales, adjusted operating income, adjusted net income, adjusted net income per share, free cash flow, and normalized tax rate. See below for an explanation of how we calculate and use these non-GAAP financial measures and for a reconciliation of these non-GAAP financial measures to the most comparable GAAP financial measures. We sometimes refer to comparable net sales as comparable sales and adjusted net income per share as adjusted earnings per share.

We use the non-GAAP financial measures both in the internal evaluation and management of our business and to explain our results to stockholders and the investment community. Senior management’s incentive compensation is derived, in part, using certain of these measures. We believe these measures provide management and investors with a more complete understanding of our underlying operational results and trends, facilitate meaningful comparisons and enhance an overall understanding of our past financial performance and our future prospects. The non-GAAP results are an indication of our baseline performance before gains, losses or other charges that we consider to be outside our core operating results.

The non-GAAP financial measures exclude certain items that may have a material impact upon our reported financial results such as unusual income tax items, restructuring and integration charges, acquisition-related expenses, the impact of foreign currency fluctuation and acquisitions, and other one-time or non-recurring items. These measures should not be considered in isolation or as a substitute for, or superior to, the directly comparable GAAP financial measures and should be read in connection with the Company’s financial statements presented in accordance with GAAP.

Comparable Net Sales

We calculate comparable net sales by excluding the effect of acquisitions and by translating the current-period foreign operation net sales at prior-year currency rates.

The following tables provides a reconciliation of GAAP net sales change as reported to non-GAAP comparable net sales change:

	Amount of Change - Year Ended December 31, 2018 compared to the Year Ended December 31, 2017
	$ Change - Net Sales
		Non-GAAP
	GAAP			Comparable
	Net Sales	Currency		Net Sales
(in millions)	Change	Translation	Acquisition	Change
ACCO Brands North America	$(58.3)	$(0.3)	$0.9	$(58.9)
ACCO Brands EMEA	62.4	10.8	42.7	8.9
ACCO Brands International	(11.7)	(22.0)	20.3	(10.0)
Total	$(7.6)	$(11.5)	$63.9	$(60.0)

	% Change - Net Sales
		Non-GAAP
	GAAP			Comparable
	Net Sales	Currency		Net Sales
	Change	Translation	Acquisition	Change
ACCO Brands North America	(5.8)%	—%	0.1%	(5.9)%
ACCO Brands EMEA	11.5%	2.0%	7.9%	1.6%
ACCO Brands International	(2.9)%	(5.4)%	5.0%	(2.5)%
Total	(0.4)%	(0.6)%	3.3%	(3.1)%

	Amount of Change - Year Ended December 31, 2017 compared to the Year Ended December 31, 2016
	$ Change - Net Sales
		Non-GAAP
	GAAP			Comparable
	Net Sales	Currency		Net Sales
(in millions)	Change	Translation	Acquisition	Change
ACCO Brands North America	$(17.1)	$2.0	$13.4	$(32.5)
ACCO Brands EMEA	371.0	0.8	387.5	(17.3)
ACCO Brands International	37.8	9.6	37.9	(9.7)
Total	$391.7	$12.4	$438.8	$(59.5)

	% Change - Net Sales
		Non-GAAP
	GAAP			Comparable
	Net Sales	Currency		Net Sales
	Change	Translation	Acquisition	Change
ACCO Brands North America	(1.7)%	0.2%	1.3%	(3.2)%
ACCO Brands EMEA	215.9%	0.5%	225.6%	(10.2)%
ACCO Brands International	10.2%	2.6%	10.3%	(2.7)%
Total	25.2%	0.8%	28.2%	(3.8)%

Adjusted Operating Income and Adjusted Earnings per Share

The following table sets forth a reconciliation of certain Income Statement information reported in accordance with GAAP to adjusted non-GAAP information:

	Year Ended December 31, 2018
	Reported	% of	Adjusted		Adjusted	% of
	GAAP	Sales	Items		Non-GAAP	Sales
Gross profit	$627.8	32.3%	$0.1	(A.1)	$627.9	32.3%
Selling, general and administrative expenses	392.4	20.2%	(4.6)	(A.2)	387.8	20.0%
Restructuring charges	11.7		(11.7)	(A.3)	—
Operating income	187.0	9.6%	16.4		203.4	10.5%
Interest expense	41.2		(0.6)	(A.4)	40.6
Non-operating pension income	(9.3)		0.6	(A.5)	(8.7)
Income before income tax	157.9	8.1%	16.4		174.3	9.0%
Income tax expense	51.2		1.1	(A.6)	52.3
Income tax rate	32.4%				30.0%
Net income	$106.7	5.5%	$15.3		$122.0	6.3%
Diluted income per share	$1.00		$0.14		$1.14
Weighted average number of shares outstanding:	107.0				107.0

Notes for Reconciliation of GAAP to Adjusted Non-GAAP Information (Unaudited)

A.
"Adjusted" results exclude restructuring charges, amortization of the step-up in value of finished goods, transaction and integration expenses associated with the acquisitions of Esselte Group Holdings AB ("Esselte") and GOBA Internacional, S.A. de C.V ("GOBA"). In addition, "Adjusted" results exclude other one-time or non-recurring items and all unusual income tax items, including income taxes related to the aforementioned items; in addition, income taxes have been recalculated at a normalized tax rate of 30% for 2018.

1.	Represents the adjustment related to the amortization of step-up in the value of finished goods inventory associated with the acquisition of GOBA.

2.	Represents the elimination of integration and transaction expenses associated with the acquisitions of Esselte and GOBA.

3.	Represents the elimination of restructuring charges.

4.	Represents the elimination of forward points on a hedged intercompany loan for the GOBA acquisition.

5.	Represents the elimination of a pension curtailment gain related to a restructuring project for the integration of Esselte.

6.
Primarily reflects the tax effect of the adjustments outlined in items A.1-5 above and adjusts the company's effective tax rate to a normalized rate of 30% for 2018. The Company's estimated long-term rate remains subject to variations from the mix of earnings across the Company's operating jurisdictions and changes in tax laws.

Free Cash Flow

Free cash flow represents cash flow from operating activities less cash used for additions to property, plant and equipment, plus cash proceeds from the disposition of assets.

The following table sets forth a reconciliation of GAAP net cash provided by operating activities as reported to non-GAAP free cash flow:

(in millions)	Year Ended December 31, 2018
Net cash provided by operating activities	$194.8
Net cash (used) provided by:
Additions to property, plant and equipment	(34.1)
Proceeds from the disposition of assets	0.2
Free cash flow (non-GAAP)	$160.9

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

INTRODUCTION

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements of ACCO Brands Corporation and the accompanying notes contained in Item 8. of this report.

Overview of the Company

ACCO Brands is a designer, marketer and manufacturer of recognized consumer and end-user demanded brands used in businesses, schools, and homes. Our widely known brands include AT-A-GLANCE®, Barrilito®, Derwent®, Esselte®, Five Star®, GBC®, Hilroy®, Kensington®, Leitz®, Marbig®, Mead®, NOBO®, Quartet®, Rapid®, Rexel®, Swingline®, Tilibra® and Wilson Jones®. More than 75% of our net sales come from brands that occupy the number-one or number-two positions in the select product categories in which we compete. We distribute our products through a wide variety of retail and commercial channels to ensure that our products are readily and conveniently available for purchase by consumers and other end-users, wherever they prefer to shop. These channels include mass retailers, e-tailers, discount, drug/grocery and variety chains; warehouse clubs; hardware and specialty stores; independent office product dealers; office superstores; wholesalers; and contract stationers. Our products are sold primarily in the U.S., Europe, Australia, Canada, Brazil and Mexico. For the year ended December 31, 2018, approximately 42% of our sales were in the U.S., down from 45% in 2017. This decrease was primarily the result of the Esselte and GOBA acquisitions, which further extended our geographic reach.

The Company's strategy is to grow its global portfolio of consumer brands, increase its presence in faster growing geographies and channels and diversify its customer base. The Company continues to focus on leveraging its cost structure through synergies and productivity savings to drive long-term profit improvement and on strong free cash flow generation. We plan to supplement organic growth globally with strategic acquisitions in both existing and adjacent product categories.

In furtherance of our strategy, we have transformed our business by acquiring companies with consumer and other end-user demanded brands, and continuing to diversify our distribution channels. In 2012, we acquired the Mead Consumer and Office Products business ("Mead C&OP"), which substantially increased our presence in North America and Brazil in school and calendar products with well-known consumer brands. In 2016, we purchased the remaining equity interest in Pelikan Artline from our joint venture partner, which enhanced our competitive position in school and business products in Australia and New Zealand and added new categories, including writing instruments and janitorial supplies. In early 2017, we acquired Esselte Group Holdings AB ("Esselte"), which more than doubled our presence in Europe and added several iconic business brands, a significant base of independent dealer customers, and a new product category of do-it-yourself hardware tools. On July 2, 2018, we completed the acquisition (the "GOBA Acquisition") of GOBA Internacional, S.A. de C.V. ("GOBA") in Mexico. Together these acquisitions have meaningfully expanded our portfolio of well-known end-user demanded brands, enhanced our competitive position from both a product and channel perspective, and added scale to our business operations.

Today our Company is a global enterprise focused on developing innovative branded consumer products for use in businesses, schools and homes. We believe our leading product category positions provide the scale to enable us to invest in marketing and product innovation to drive profitable growth. We expect to derive much of our growth, over the long term, in faster-growing emerging geographies such as Latin America and parts of Asia, the Middle East and Eastern Europe, which exhibit growing demand for our product categories. In all of our markets, we see opportunities to grow sales through share gains, channel expansion and innovative products.

Acquisitions

GOBA Internacional, S.A. de C.V. Acquisition

On July 2, 2018, we completed the GOBA Acquisition. GOBA is a leading provider of school and craft products in Mexico under the Barrilito® brand, for a preliminary purchase price of approximately $38.0 million, net of cash acquired, and subject to working capital and other adjustments. The GOBA Acquisition is expected to increase the breadth and depth of our distribution, especially with wholesalers and retailers throughout Mexico and complement our existing office products portfolio with a strong offering of school and craft products. The results of GOBA are included in the ACCO Brands International segment from July 2, 2018.

Esselte Group Holdings AB Acquisition

On January 31, 2017, we completed the acquisition (the "Esselte Acquisition") of Esselte. Accordingly, the results of Esselte are included in the Company's consolidated financial statements from February 1, 2017 forward and are reported in all three of the Company's segments, but primarily in the ACCO Brands EMEA segment. The acquisition of Esselte made ACCO Brands a leading European manufacturer and marketer of branded consumer and office products, and improved ACCO Brands' scale. Esselte products are primarily marketed under the Leitz®, Rapid® and Esselte® brands in the storage and organization, stapling, punching, binding and laminating equipment and do-it-yourself tools product categories.

Pelikan Artline Joint Venture Acquisition

On May 2, 2016, we completed the acquisition of Australia Stationery Industries, Inc. (the "PA Acquisition"), which indirectly owned the 50% of the Pelikan Artline joint venture and the issued capital stock of Pelikan Artline Pty Limited (collectively, "Pelikan Artline") that was not already owned by the Company. Prior to the PA Acquisition, the Pelikan Artline joint venture was accounted for using the equity method. The results of Pelikan Artline are included in the Company's consolidated financial statements from May 2, 2016 forward, and are reported in the ACCO Brands International segment. Pelikan Artline is a premier distributor of recognized consumer brands used in businesses, schools, and homes in Australia and New Zealand.

For further information on the acquisitions, see "Note 3. Acquisitions" to the consolidated financial statements contained in Item 8. of this report. For information on the financings of the acquisitions, see "Note 4. Long-term Debt and Short-term Borrowings" to the consolidated financial statements contained in Item 8. of this report.

Reportable Business Segments

The Company has three reportable business segments each of which is comprised of different geographic regions. The Company's three reportable business segments are as follows:

Reportable Business Segment	Geographic Regions	Primary Brands
ACCO Brands North America	United States and Canada	AT-A-GLANCE®, Five Star®, GBC®, Hilroy®, Kensington®, Mead®, Quartet®, and Swingline®

ACCO Brands EMEA	Europe, Middle East and Africa	Derwent®, Esselte®, GBC®, Kensington®, Leitz®, NOBO®, Rapid®, and Rexel®

ACCO Brands International	Australia/N.Z., Latin America and Asia-Pacific	Artline®, Barrilito®, GBC®, Kensington®, Marbig®, Quartet®, Rexel®, Tilibra®, and Wilson Jones®

Each of the Company's three reportable business segments designs, markets, sources, manufactures and sells recognized consumer and other end-user demanded brands used in businesses, schools and homes. Product designs are tailored based on end-user preferences in each geographic region.

Our product categories include school products; storage and organization; laminating, binding and shredding machines and related consumable supplies; calendars; stapling and punching; whiteboards; computer accessories; and do-it-yourself tools, among others. Our portfolio of consumer and other end-user demanded brands includes both globally and regionally recognized brands.

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

Overview of 2018 Performance

Net sales for the year ended December 31, 2018 decreased slightly, primarily due to lower sales to wholesalers and reduced sales of calendar products, both in the U.S., which offset the benefits of the acquisitions and growth in EMEA. Operating income increased 1% due to lower restructuring and integration charges in the current year as well as lower management incentive compensation expenses, which offset the negative margin impact of the sales reduction, adverse mix, inflation and foreign exchange. The lower management incentive compensation expenses resulted from failure to meet sales and operating income targets and lower than expected cash flow performance for 2018.

Our financial results for the year ended December 31, 2018 were impacted by the following key factors:

•
Sales and gross profit declined in our North America segment primarily due to declines with a large wholesaler customer and lost placement of calendar products. Our gross profit margin was also reduced by the customer and product mix impact from these lost sales. The lower sales to the wholesaler were largely driven by consolidation, in particular, the acquisition of Essendant by Staples, which was under negotiation through much of 2018 and is now completed, and the acquisition of various U.S. independent dealers by both Staples and Office Depot. The ongoing consolidation in the U.S. commercial office products channel is creating substantial uncertainty and disruption. This uncertainty has and will likely continue to adversely impact our customers' buying patterns. We expect this trend to continue and this could result in a further reduction of sales to and profit from these channels.

•
The profitability of our North America segment was also negatively impacted by inflationary increases in input costs, including the cost of paper, steel, aluminum, and transportation, as well as increased tariffs. These cost increases adversely impacted our cost of products sold and gross profit margin during the second half of 2018. We implemented price increases in the U.S. in October 2018 and January 2019 which, together with cost reduction initiatives, are expected to fully offset current inflation in 2019. It is currently anticipated that tariffs on purchased finished goods we source from China will increase again as early as March 1, 2019. We may need to increase prices again to offset the cost of any further inflationary increases, including increased tariffs, in the coming quarters, which may result in a decrease in sales volume. Further increases in input costs, including tariffs, could adversely impact our sales, cost of products sold and gross margin.

•	Acquisitions benefited our 2018 net sales by $63.9 million, including the additional month of Esselte and six months of contribution from GOBA.

•
Foreign currency translation negatively impacted our net sales and operating income. The negative foreign currency translation in the International segment was partially offset by favorable foreign currency translation in the EMEA segment.

•	The year-to-date average foreign exchange rates have moved as follows for our major currencies relative to the U.S. dollar:

	2018 YTD Average Versus 2017 YTD Average	2017 YTD Average Versus 2016 YTD Average
Currency	Increase/(Decline)	Increase/(Decline)
Euro	5%	2%
Australian dollar	(3)%	3%
Canadian dollar	—%	2%
Brazilian real	(12)%	9%
Swedish krona	(2)%	—%
British pound	4%	(5)%
Mexican peso	(2)%	(1)%
Japanese yen	2%	(3)%

Consolidated Results of Operations for the Years Ended December 31, 2018 and 2017

	Year Ended December 31,		Amount of Change
(in millions, except per share data)	2018(1)	2017(2)	$	%/pts
Net sales	$1,941.2	$1,948.8	$(7.6)	(0.4)%
Cost of products sold	1,313.4	1,291.5	21.9	1.7%
Gross profit	627.8	657.3	(29.5)	(4.5)%
Gross profit margin	32.3%	33.7%		(1.4)	pts
Selling, general and administrative expenses	392.4	415.5	(23.1)	(5.6)%
Amortization of intangibles	36.7	35.6	1.1	3.1%
Restructuring charges	11.7	21.7	(10.0)	(46.1)%
Operating income	187.0	184.5	2.5	1.4%
Operating income margin	9.6%	9.5%		0.1	pts
Interest expense	41.2	41.1	0.1	0.2%
Interest income	(4.4)	(5.8)	(1.4)	(24.1)%
Non-operating pension income	(9.3)	(8.5)	0.8	9.4%
Other expense (income), net	1.6	(0.4)	2.0	NM
Income tax expense	51.2	26.4	24.8	93.9%
Effective tax rate	32.4%	16.7%		15.7	pts
Net income	106.7	131.7	(25.0)	(19.0)%
Weighted average number of diluted shares outstanding:	107.0	110.9	(3.9)	(3.5)%
Diluted income per share	$1.00	$1.19	$(0.19)	(16.0)%

(1)	The Company acquired GOBA on July 2, 2018; GOBA's results are included in 2018 results from July 2, 2018 forward.

(2)	The Company acquired Esselte on January 31, 2017; Esselte's results are included in 2017 results from February 1, 2017 forward.

Net Sales

Net sales of $1,941.2 million decreased $7.6 million, or 0.4%, from $1,948.8 million in the prior-year period, as growth from acquisitions ($44.2 million from the addition of Esselte for the month of January and $19.7 million from GOBA) was offset by lower net sales, and adverse foreign currency translation, which reduced net sales by $11.5 million, or 0.6%. Comparable net sales, excluding acquisitions and foreign currency translation, decreased 3.1% driven by declines in the North America segment, partially offset by higher net sales in the EMEA segment.

Cost of Products Sold

Cost of products sold includes all manufacturing, product sourcing and distribution costs, including depreciation related to assets used in the manufacturing, procurement and distribution processes, allocation of certain information technology costs supporting those processes, inbound and outbound freight, shipping and handling costs, purchasing costs associated with materials and packaging used in the production processes and inventory valuation adjustments. Cost of products sold of $1,313.4 million, including $29.7 million from the addition of Esselte for the month of January and $14.2 million attributable to GOBA, increased $21.9 million, or 1.7%, from $1,291.5 million in the prior-year period. Foreign currency translation reduced cost of products sold by $8.3 million, or 0.6% in the current-year period. Underlying cost of products sold, excluding acquisitions and foreign currency translation, decreased due to lower comparable net sales, partially offset by inflationary increases in input costs, some of which were driven by new tariffs in the U.S.

Gross Profit

We believe that gross profit and gross profit margin provide enhanced shareholder understanding of underlying profit drivers. Gross profit of $627.8 million, including $14.5 million from the addition of Esselte for the month of January and $5.5 million attributable to GOBA, decreased $29.5 million, or 4.5%, from $657.3 million in the prior-year period. Foreign currency translation reduced gross profit by $3.2 million, or 0.5% in the current-year period. Underlying gross profit, excluding acquisitions and foreign currency translation, decreased primarily due to lower comparable net sales and unfavorable customer and product mix in the North America and International segments and rising input costs primarily in North America, partially offset by cost savings.

For similar reasons, gross profit margin as a percent of net sales decreased to 32.3% from 33.7%.

Selling, General and Administrative expenses

Selling, general and administrative expenses ("SG&A") include advertising, marketing, selling (including commissions), research and development, customer service, depreciation related to assets outside the manufacturing and distribution processes, and all other general and administrative expenses outside the manufacturing and distribution functions (e.g., finance, human resources, information technology and corporate expenses). SG&A of $392.4 million, including $7.9 million from the addition of Esselte for the month of January and $2.3 million attributable to GOBA, decreased $23.1 million, or 5.6%, from $415.5 million in the prior-year period. The current-year period includes $4.6 million of integration costs (primarily related to the Esselte Acquisition) and transaction costs (related to the GOBA Acquisition). The prior-year period included $16.4 million in integration and transaction costs primarily related to the Esselte and Pelikan Artline acquisitions. Underlying SG&A, excluding acquisitions, transaction and integration costs, and foreign currency translation, decreased due to a $19.8 million reduction in management incentive compensation expenses resulting from our below target performance for 2018 and cost and synergy savings.

For similar reasons, SG&A as a percentage of net sales decreased to 20.2% from 21.3%.

Restructuring Charges

Restructuring charges of $11.7 million decreased $10.0 million, or 46.1%, from $21.7 million in the prior-year period. The current-year period charges primarily related to changes in the operating structure of the North America segment and the continued integration of Esselte within the EMEA segment. The prior-year period charges of $21.7 million primarily related to Esselte and Pelikan Artline integration activities.

Operating Income

Operating income of $187.0 million, including $5.2 million from the addition of Esselte for the month of January and $2.3 million attributable to GOBA, increased $2.5 million, or 1.4%, from $184.5 million in the prior-year period. Foreign currency translation reduced operating income by $4.1 million, or 2.2%, in the current-year period. Underlying operating income, excluding acquisitions, restructuring, transaction and integration costs, and foreign currency translation, decreased primarily due to lower gross profit, primarily in the North America segment, substantially offset by a $20.8 million reduction in management incentive compensation expenses and cost and synergy savings.

Other Expense (Income), Net

Other expense (income), net was an expense of $1.6 million compared to income of $0.4 million in the prior-year period. The increase in expense was due to foreign exchange losses in the current-year period.

Income Taxes

For the current-year period, income tax expense was $51.2 million on income before taxes of $157.9 million, an effective tax rate of 32.4%. For the prior-year period, income tax expense was $26.4 million on income before taxes of $158.1 million, an effective tax rate of 16.7%. The low effective tax rate in the prior-year period was primarily due to a one-time net tax benefit of $25.7 million related to the U.S. Tax Act. This benefit was driven by the reduction of net deferred tax liabilities, partially offset by the Transition Toll Tax. Also contributing to the low effective rate in 2017 was $5.6 million of tax benefit from the settlement of stock-based compensation.

Net Income/Diluted Income per Share

Net income of $106.7 million decreased $25.0 million, or 19%, from $131.7 million in the prior-year period. Foreign currency translation reduced net income by $5.9 million, or 4.5%, in the current-year period. Diluted income per share was $1.00, down $0.19, or 16% from $1.19 per diluted share in the prior-year period. The decrease in net income was primarily driven by the higher effective tax rate.

Segment Net Sales and Operating Income for the Years Ended December 31, 2018 and 2017

	Year Ended December 31, 2018			Amount of Change
	Net Sales	Segment Operating Income(1)	Operating Income Margin	Net Sales	Net Sales	Segment Operating Income	Segment Operating Income	Margin Points

(in millions)				$	%	$	%
ACCO Brands North America	$940.7	$116.6	12.4%	$(58.3)	(5.8)%	$(35.8)	(23.5)%	(290)
ACCO Brands EMEA	605.2	59.4	9.8%	62.4	11.5%	27.4	85.6%	390
ACCO Brands International	395.3	49.2	12.4%	(11.7)	(2.9)%	(1.7)	(3.3)%	(10)
Total	$1,941.2	$225.2		$(7.6)		$(10.1)

	Year Ended December 31, 2017
	Net Sales	Segment Operating Income(1)	Operating Income Margin

(in millions)
ACCO Brands North America	$999.0	$152.4	15.3%
ACCO Brands EMEA	542.8	32.0	5.9%
ACCO Brands International	407.0	50.9	12.5%
Total	$1,948.8	$235.3

(1)	Segment operating income excludes corporate costs. See "Item 8. Note 17. Information on Business Segments" for a reconciliation of total "Segment operating income" to "Income before income tax."

ACCO Brands North America

ACCO Brands North America net sales of $940.7 million decreased $58.3 million, or 5.8%, from $999.0 million in the prior-year period, including $0.9 million from the addition of Esselte for the month of January. Comparable net sales, excluding Esselte and foreign currency translation, decreased 5.9%. Both declines were primarily due to lower net sales to U.S. wholesalers, which accounted for approximately 4.0% of the sales reduction, with the remaining decline primarily driven by lower net sales due to lost share of calendar products. We anticipate there could be further net sales declines in our U.S. business in 2019 due to ongoing disruption in the traditional commercial reseller channel (including office superstores and wholesalers).

ACCO Brands North America operating income of $116.6 million decreased $35.8 million, or 23.5%, from $152.4 million in the prior-year period, and operating income margin decreased to 12.4% from 15.3%. Operating income decreased primarily as a result of lower net sales, which contributed lower gross profit. Operating income margin declined due to unfavorable customer and product mix and rising input costs, including tariffs. This was partially offset by cost savings, lower management incentive compensation expenses of $11.1 million, and an October sales price increase.

ACCO Brands EMEA

ACCO Brands EMEA net sales of $605.2 million increased $62.4 million, or 11.5%, from $542.8 million in the prior-year period, due to the contribution of $42.7 million from the addition of Esselte for the month of January and favorable foreign currency translation of $10.8 million, or 2.0%. Comparable net sales, excluding Esselte and foreign currency translation, increased 1.6% due to increased volume resulting from expanding distribution of legacy ACCO Brands' products to the acquired Esselte customer base, as well as double-digit growth in shredders and computer products, which were partially offset by lower sales of commodity products.

ACCO Brands EMEA operating income of $59.4 million, including $5.4 million from the addition of Esselte for the month of January, increased $27.4 million, or 85.6%, from $32.0 million in the prior-year period, and operating margin increased to 9.8% from 5.9%. Foreign currency translation increased operating income by $0.3 million, or 0.9%, in the current-year period. Underlying operating income, excluding Esselte and foreign currency translation, increased due to $9.5 million in lower restructuring charges and integration costs, and higher gross profit and gross profit margin from both favorable mix and synergy savings.

ACCO Brands International

ACCO Brands International net sales of $395.3 million decreased $11.7 million, or 2.9%, from $407.0 million in the prior-year period as growth from acquisitions ($19.7 million attributable to GOBA and $0.6 million from the addition of Esselte for the month of January) was offset by foreign currency translation, which reduced net sales by $22.0 million, or 5.4%. Comparable net sales, excluding acquisitions and foreign currency translation, decreased 2.5% primarily driven by reduced customer purchases as certain customers lowered their inventory levels in Australia and Mexico, as well as lower net sales from lost share of commodity products in Australia. These declines were only partially offset by net sales growth in Brazil.

ACCO Brands International operating income of $49.2 million, including $2.3 million attributable to GOBA, decreased $1.7 million, or 3.3%, from $50.9 million in the prior-year period. Operating income margin was flat at 12.4%. Foreign currency translation reduced operating income by $4.3 million, or 8.4%, in the current-year period. Underlying operating income, excluding acquisitions and foreign currency translation, decreased due to lower net sales resulting in lower gross profit, partially offset by $4.7 million in lower restructuring charges and integration costs as well as cost savings.
Consolidated Results of Operations for the Years Ended December 31, 2017 and 2016

	Year Ended December 31,		Amount of Change
(in millions, except per share data)	2017(1)	2016(2)	$	%/pts
Net sales	$1,948.8	$1,557.1	$391.7	25.2%
Cost of products sold	1,291.5	1,042.2	249.3	23.9%
Gross profit	657.3	514.9	142.4	27.7%
Gross profit margin	33.7%	33.1%		0.6	pts
Selling, general and administrative expenses	415.5	328.8	86.7	26.4%
Amortization of intangibles	35.6	21.6	14.0	64.8%
Restructuring charges	21.7	5.4	16.3	NM
Operating income	184.5	159.1	25.4	16.0%
Operating income margin	9.5%	10.2%		(0.7)	pts
Interest expense	41.1	49.3	(8.2)	(16.6)%
Interest income	(5.8)	(6.4)	(0.6)	(9.4)%
Non-operating pension income	(8.5)	(8.2)	0.3	3.7%
Equity in earnings of joint venture	—	(2.1)	(2.1)	(100.0)%
Other (income) expense, net	(0.4)	1.4	1.8	NM
Income tax expense	26.4	29.6	(3.2)	(10.8)%
Effective tax rate	16.7%	23.7%		(7.0)	pts
Net income	131.7	95.5	36.2	37.9%
Weighted average number of diluted shares outstanding:	110.9	109.2	1.7	1.6%
Diluted income per share	$1.19	$0.87	$0.32	36.8%

(1)	The Company acquired Esselte on January 31, 2017; Esselte's results are included in 2017 results from February 1, 2017 forward.

(2)	The Company acquired Pelikan Artline on May 2, 2016; Pelikan Artline's results are included in 2016 results from that date forward.

Net Sales

Net sales of $1,948.8 million, including $438.8 million attributable to the Esselte and PA Acquisitions, increased $391.7 million, or 25.2%, from $1,557.1 million in the prior-year period. Foreign currency translation increased sales by $12.4 million, or 0.8%. Comparable net sales, excluding the acquisitions and foreign currency translation, decreased primarily due to declines at certain office superstore customers and lost product placements.

Cost of Products Sold

Cost of products sold of $1,291.5 million increased $249.3 million, or 23.9%, from $1,042.2 million in the prior-year period. Foreign currency translation reduced cost of products sold by $8.4 million, or 0.8%. Underlying cost of products sold, excluding foreign currency translation, increased due to the inclusion of the acquisitions, partially offset by lower comparable sales and cost savings and productivity improvements.

Gross Profit

Gross profit of $657.3 million increased $142.4 million, or 27.7%, from $514.9 million in the prior-year period. Foreign currency translation increased gross profit by $4.0 million, or 0.8%. Underlying gross profit, excluding foreign currency translation, increased due to the inclusion of the acquisitions, together with productivity initiatives and higher pricing, which was partially offset by lower comparable sales and inflation.

Gross profit as a percent of net sales increased to 33.7% from 33.1%. The increase was primarily due to productivity improvements and higher pricing.

Selling, General and Administrative expenses

SG&A of $415.5 million increased $86.7 million, or 26.4%, from $328.8 million in the prior-year period. The 2017 year included $16.4 million of integration and transaction costs related to the acquisitions. The prior-year period included $12.8 million in transaction and integration costs related to the acquisitions. Foreign currency translation increased SG&A by $0.6 million, or 0.2%. Underlying SG&A, excluding integration and transaction costs and foreign currency translation, increased primarily due to the inclusion of the acquisitions.

As a percentage of net sales, SG&A increased to 21.3% from 21.1% in the prior-year period, primarily due to higher integration and transaction costs incurred in 2017, partially offset by productivity initiatives.

Amortization of Intangibles

Amortization of intangibles of $35.6 million increased $14.0 million, or 64.8%, from $21.6 million in the prior-year period. The increase was due to the inclusion of the Esselte and PA Acquisitions.

Restructuring Charges

Restructuring charges in 2017 of $21.7 million related primarily to the integrations of Esselte and Pelikan Artline. Restructuring charges in the prior-year period of $5.4 million related primarily to the integration of Pelikan Artline and consolidation of certain functions in the North America segment.

Operating Income

Operating income of $184.5 million increased $25.4 million, or 16.0%, from $159.1 million in the prior-year period. Foreign currency translation increased operating income by $3.2 million, or 2.0%. Underlying operating income, excluding restructuring, transaction and integration costs, and foreign currency translation, increased primarily due to the inclusion of the acquisitions.

Interest Expense, Equity in Earnings of Joint Venture and Other (Income) Expense, Net

Interest expense of $41.1 million decreased $8.2 million, or 16.6%, from $49.3 million in the prior-year period. The decrease was primarily due to the lower interest rate paid on our senior unsecured notes, which were refinanced in the fourth quarter of 2016, partially offset by interest resulting from increased debt incurred in connection with the Esselte Acquisition. 2016 also included $2.5 million of incremental interest expense related to the above-referenced refinancing of our senior unsecured notes and the accelerated amortization of debt issuance cost related to the prepayment of our then outstanding U.S. Dollar Senior Secured Term Loan A due April 2020.

As a result of the PA Acquisition, which was completed on May 2, 2016, equity in earnings of joint venture decreased $2.1 million as the Company ceased accounting for the Pelikan Artline joint venture using the equity method of accounting.

Other (income) expense, net was income of $0.4 million compared to expense of $1.4 million in the prior-year period. The 2017 year included a $2.3 million foreign currency gain related to the settlement of certain intercompany loan transactions. The prior-year period included charges associated with the refinancing of our senior unsecured notes. These charges consisted of $25.0 million in a "make-whole" call premium and a $4.9 million charge for the write-off of debt issuance costs, which were offset by a $28.9 million non-cash gain arising from the PA Acquisition due to the revaluation of the Company's previously held equity interest to fair value and a gain on the settlement of an intercompany loan of $1.0 million, previously deemed permanently invested.

Income Taxes

Income tax expense was $26.4 million on income before taxes of $158.1 million, or an effective tax rate of 16.7%. The low effective tax rate in 2017 is primarily due to a net tax benefit of $25.7 million related to the U.S. Tax Act. This benefit was driven by the reduction of net deferred tax liabilities, partially offset by the Transition Toll Tax. For further information on the impact of the U.S. Tax Act, see "Note 12. Income Taxes" to the consolidated financial statements contained in Item 8. of this report. Also contributing to the low effective rate in 2017 was a $5.6 million benefit due to the impact of the Company's adoption of ASU No. 2016-9, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU No. 2016-9 in 2017.

For 2016, income tax expense was $29.6 million on income before taxes of $125.1 million, or an effective tax rate of 23.7%. The low effective tax rate for 2016 was primarily due to the following: 1) the $28.9 million gain arising from the PA Acquisition due to the revaluation of the previously held equity interest to fair value, which was not subject to tax, and 2) tax losses on foreign exchange on the repayment of intercompany loans, for which the pre-tax effect was recorded in equity.

Net Income/Diluted Income per Share

Net income of $131.7 million increased $36.2 million, or 37.9%, from $95.5 million in the prior-year period. Diluted income per share was $1.19, up $0.32, or 36.8% from $0.87 per diluted share in the prior-year period. Foreign currency translation increased net income by $5.9 million, or 6.2%. The increase in net income was primarily due to inclusion of the acquisitions, lower interest expense and a lower effective tax rate.

Segment Net Sales and Operating Income for the Years Ended December 31, 2017 and 2016

	Year Ended December 31, 2017			Amount of Change
	Net Sales	Segment Operating Income(1)	Operating Income Margin	Net Sales	Net Sales	Segment Operating Income	Segment Operating Income	Margin Points

(in millions)				$	%	$	%
ACCO Brands North America	$999.0	$152.4	15.3%	$(17.1)	(1.7)%	$2.6	1.7%	60
ACCO Brands EMEA	542.8	32.0	5.9%	371.0	215.9%	24.0	300.0%	120
ACCO Brands International	407.0	50.9	12.5%	37.8	10.2%	1.5	3.0%	(90)
Total	$1,948.8	$235.3		$391.7		$28.1

	Year Ended December 31, 2016
	Net Sales	Segment Operating Income(1)	Operating Income Margin

(in millions)
ACCO Brands North America	$1,016.1	$149.8	14.7%
ACCO Brands EMEA	171.8	8.0	4.7%
ACCO Brands International	369.2	49.4	13.4%
Total	$1,557.1	$207.2

(1)	Segment operating income excludes corporate costs. See "Item 8. Note 17. Information on Business Segments" for a reconciliation of total "Segment operating income" to "Income before income tax."

ACCO Brands North America

ACCO Brands North America net sales of $999.0 million, including $13.4 million attributable to the Esselte Acquisition, decreased $17.1 million, or 1.7%, from $1,016.1 million in the prior-year period. Foreign currency translation increased sales by $2.0 million, or 0.2%. Comparable net sales, excluding Esselte and foreign currency translation, decreased primarily due to continued declines with office superstore customers and lost product placements with certain customers. Sales during the back-to-school season decreased slightly compared to the prior year, which had strong growth.

ACCO Brands North America operating income of $152.4 million increased $2.6 million, or 1.7%, from $149.8 million in the prior-year period, and operating income as a percent of net sales increased to 15.3% from 14.7%. The increase was due to higher gross margins from cost savings and productivity initiatives, and reduced customer sales rebates, which were partially offset by lower comparable sales, higher go-to-market spending and $5.5 million in restructuring charges (versus $1.1 million in the prior-year period). The restructuring charges related to the realignment of the operating structure of our former Computer Products Group, the Esselte integration and other projects to enhance the future long-term performance of the business.

ACCO Brands EMEA

ACCO Brands EMEA net sales of $542.8 million, including approximately $388 million attributable to the Esselte Acquisition, increased $371.0 million, or 215.9%, from $171.8 million in the prior-year period. Foreign currency translation increased sales by $0.8 million, or 0.5%. Comparable net sales, excluding Esselte and foreign currency translation, decreased due to lost product placements and inventory reductions by certain customers.

ACCO Brands EMEA operating income of $32.0 million, including approximately $24.9 million attributable to the Esselte Acquisition, increased $24.0 million, or 300%, from $8.0 million in the prior-year period, and operating income as a percent of net sales increased to 5.9% from 4.7%. The increase in operating income was driven by the Esselte Acquisition and includes restructuring costs of $11.2 million, integration costs of $5.5 million, and the amortization of step-up in the value of finished goods inventory of $0.8 million. Foreign currency translation increased operating income by $2.4 million. Underlying operating income, excluding Esselte, restructuring and integration costs, foreign currency translation and the amortization of step-up in the value of finished goods inventory, decreased due to lower comparable sales, partially offset by reduced SG&A expenses.

Operating income as a percent of sales increased due to lower SG&A margins in the legacy Esselte business, partially offset by restructuring and integration costs, higher intangible amortization resulting from the Esselte Acquisition and lower gross margins (primarily due to Esselte having lower margins than the legacy ACCO business).

ACCO Brands International

ACCO Brands International net sales of $407.0 million, including $37.9 million attributable to the PA and Esselte Acquisitions, increased $37.8 million, or 10.2%, from $369.2 million in the prior-year period. Foreign currency translation increased sales by $9.6 million, or 2.6%. Comparable net sales, excluding acquisitions and foreign currency translation, decreased primarily due to lost product placements and inventory reductions in Australia, partially offset by higher sales in Brazil and Mexico.

ACCO Brands International operating income of $50.9 million increased $1.5 million, or 3.0%, from $49.4 million in the prior-year period, but operating income as a percent of net sales decreased to 12.5% from 13.4%. Restructuring and integration costs in 2017 were $5.0 million and $2.6 million, respectively. In addition, 2017 included a $1.5 million gain on the sale of a distribution center in New Zealand related to the integration of Pelikan Artline. The prior-year period includes restructuring costs of $4.3 million, integration costs of $2.3 million and the amortization of the step-up in value of the finished goods inventory of $0.4 million. Foreign currency translation increased operating income by $0.7 million. Underlying operating income, excluding restructuring and integration costs, the amortization of step-up in the value of finished goods inventory, the gain on sale of the distribution center and foreign currency translation, was flat due to the inclusion of the results of Pelikan Artline in 2017 and improved profitability in Brazil and Mexico, which was offset by lower comparable net sales and higher distribution costs associated with the warehouse and IT system consolidation in Australia.

Liquidity and Capital Resources

Our primary liquidity needs are to service indebtedness, fund capital expenditures and support working capital requirements. Our principal sources of liquidity are cash flow from operating activities, cash and cash equivalents held and seasonal borrowings under our $500 million multi-currency Revolving Facility (as defined in "Debt Amendments and Refinancing" below). As of December 31, 2018, there was $180.7 million in borrowings outstanding under the Revolving Facility and the amount available for borrowings was $309.0 million (allowing for $10.3 million of letters of credit outstanding on that date).

We maintain adequate financing arrangements at market rates. Because of the seasonality of our business, we typically generate much of our cash flow in the third and fourth quarters, as accounts receivables are collected, and use cash in the second quarter to fund working capital in order to support the North America back-to-school season. We anticipate a different cash flow pattern in 2019, with a cash outflow in the first quarter and a much lower outflow in the second quarter when compared to 2018. Our Brazilian business is also highly seasonal due to the timing of the back-to-school season, which coincides with the calendar year-end in the fourth quarter. Due to various tax laws, it is costly to transfer short-term working capital in and out of Brazil;

therefore, our normal practice is to hold seasonal cash requirements in Brazil, and invest in short-term Brazilian government securities. Consolidated cash and cash equivalents was $67.0 million as of December 31, 2018, approximately $35 million of which was held in Brazil.

In February 2018, the Company's Board of Directors approved the initiation of a dividend program under which the Company intends to pay a regular quarterly cash dividend of $0.06 per share on its common stock ($0.24 per share on an annualized basis). The continued declaration and payment of dividends is at the discretion of the Board of Directors and will be dependent upon, among other things, the Company's financial position, results of operations, cash flows and other factors.

Our priorities for cash flow use over the near term, after funding business operations, including restructuring expenditures, are debt reduction, share repurchases, dividends and funding strategic acquisitions.

The current senior secured credit facilities have a weighted average interest rate of 2.45% as of December 31, 2018 and our senior unsecured notes have a fixed interest rate of 5.25%.

Debt Amendments and Refinancing

Third Amended and Restated Credit Agreement

The Company is party to a Third Amended and Restated Credit Agreement, dated as of January 27, 2017, among the Company, certain subsidiaries of the Company, Bank of America, N.A., as administrative agent, and the other agents and various lenders party thereto, which was subsequently amended effective July 26, 2018 (the "Credit Agreement"). The Credit Agreement provides a five-year senior secured credit facility, which consists of a €300 million (US$320.8 million based on January 27, 2017 exchange rates) term loan facility (the "Euro Term Loan A"), a A$80 million (US$60.4 million based on January 27, 2017 exchange rates) term loan facility (the "AUD Term Loan A" and, together with the Euro Term Loan A, the "Term A Loan Facility"), and a US$500 million multi-currency revolving credit facility (the "Revolving Facility").

Financial Covenants

The Company’s Consolidated Leverage Ratio (as defined in the Credit Agreement), and as of the end of any fiscal quarter may not exceed 3.75:1.00; provided that following the consummation of a Material Acquisition (as defined in the Credit Agreement), and as of the end of the fiscal quarter in which such Material Acquisition occurred and as of the end of the three fiscal quarters thereafter, the maximum Consolidated Leverage Ratio level above will increase by 0.50:1.00, provided that no more than one such increase can be in effect at any time. The Esselte Acquisition qualified as a Material Acquisition under the Credit Agreement.

The Credit Agreement requires the Company to maintain a Consolidated Fixed Charge Coverage Ratio (as defined in the Credit Agreement) as of the end of any fiscal quarter at or above 1.25 to 1.00.

As of December 31, 2018, our Consolidated Leverage Ratio was approximately 2.8 to 1 and our Fixed Charge Coverage Ratio was approximately 2.0 to 1.

Other Covenants and Restrictions

The Credit Agreement contains customary affirmative and negative covenants as well as events of default, including payment defaults, breach of representations and warranties, covenant defaults, cross-defaults, certain bankruptcy or insolvency events, certain ERISA-related events, changes in control or ownership and invalidity of any loan document. The Credit Agreement also establishes limitations on the aggregate amount of Permitted Acquisitions and Investments (each as defined in the Credit Agreement) that the Company and its subsidiaries may make during the term of the Credit Agreement.

As of and for the periods ended December 31, 2018 and December 31, 2017, the Company was in compliance with all applicable loan covenants.

Guarantees and Security

Generally, obligations under the Credit Agreement are guaranteed by certain of the Company's existing and future subsidiaries, and are secured by substantially all of the Company's and certain guarantor subsidiaries' assets, subject to certain exclusions and limitations.

Senior Unsecured Notes due December 2024

On December 22, 2016, the Company completed a private offering of $400.0 million in senior unsecured notes, due December 2024 (the "New Notes"), which bear interest at 5.25%. Net proceeds from the sale of the New Notes, together with borrowings of $73.9 million under the Company's revolving credit facility and cash on hand, were used to redeem the then existing senior unsecured notes (the "Old Notes"). During 2018, the Company repurchased and retired $25.0 million of its New Notes.

For further information, see "Note 4. Long-term Debt and Short-term Borrowings" to the consolidated financial statements contained in Item 8. of this report.

Restructuring and Integration Activities

From time to time the Company may implement restructuring, realignment or cost-reduction plans and activities, including those related to integrating acquired businesses.

During the year ended December 31, 2018, the Company recorded an aggregate $11.7 million in restructuring expenses, primarily severance, related to additional changes in the operating structure of the North America segment and the continued integration of Esselte within the EMEA segment. For further information, see "Note 11. Restructuring" to the consolidated financial statements contained in Item 8. of this report.

In addition, during the year ended December 31, 2018, the Company recorded an aggregate $4.2 million in integration expenses related to the integration of the Esselte operations.

The Company currently expects to recognize approximately $3 million of additional restructuring expenses, primarily severance, during the first quarter of 2019, associated with our ACCO Brands North America and International segments, which has not yet been recorded in our 2018 financial statements, pursuant to GAAP rules.

Cash Flow for the Years Ended December 31, 2018 and 2017

Cash Flow from Operating Activities

Cash provided by operating activities during the year ended December 31, 2018 of $194.8 million decreased from $204.9 million provided in the 2017 period due to lower sales and profit, partially offset by cash provided by net working capital (accounts receivable, inventories, accounts payable).

The table below shows our cash flow from accounts receivable, inventories and accounts payable for the years ended December 31, 2018 and 2017:

(in millions)	2018	2017
Accounts receivable	$46.0	$10.2
Inventories	(92.9)	2.5
Accounts payable	101.0	(18.7)
Cash flow provided (used) by net working capital	$54.1	$(6.0)

Accounts receivable contributed $46.0 million in 2018, driven by lower accounts receivable as a result of lower sales and improved collections when compared to the $10.2 million generated in the prior year. Earlier than usual purchases of finished goods ahead of proposed tariffs, and raw materials, notably paper, in order to secure supply and lock-in pricing, increased both inventory, $92.9 million, and accounts payable, $101.0 million, to levels significantly higher than the prior year. Other significant cash outflows during the year ended December 31, 2018 included pension contributions of $20.9 million, interest payments of $37.9 million, tax payments of $33.7 million and restructuring payments of $14.7 million, all of which were broadly in line with similar payments made in the prior year. Cash payments associated with transaction and integration activities were $8 million lower than the prior year.

Cash Flow from Investing Activities

Cash used by investing activities was $71.9 million and $319.1 million for the years ended December 31, 2018 and 2017, respectively. The 2018 cash outflow includes $38.0 million of preliminary purchase price, net of cash acquired, paid for GOBA, while the 2017 outflow reflects $292.3 million of purchase price, net of cash acquired, paid for Esselte. For further details, see "Note 3. Acquisitions" to the consolidated financial statements contained in Item 8. of this report. Capital expenditures were $34.1 million and $31.0 million for the years ended December 31, 2018 and 2017, respectively, with the increase compared to the prior-year period driven by information technology systems-related investments.

Cash Flow from Financing Activities

Cash used by financing activities was $125.6 million for the year ended December 31, 2018 compared to $142.2 million provided for the same period of 2017. Cash used in 2018 includes net repayments of long-term debt of $24.2 million, $75.7 million of repurchases of our common stock and payments related to tax withholding for stock-based compensation net of proceeds received from the exercise of stock options, and $25.1 million for the payment of dividends.

Cash provided in 2017 reflects long-term borrowings of $187.6 million, largely in connection with the Esselte Acquisition. This was partially offset by $41.8 million for repurchases of our common stock and payments related to tax withholding for stock-based compensation net of proceeds received from the exercise of stock options, and $3.6 million for debt issuance costs associated with the 2017 debt refinancing in connection with the Esselte Acquisition.

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

The table below shows our cash flow from accounts receivable, inventories and accounts payable for the years ended December 31, 2017 and 2016, respectively:

(in millions)	2017	2016
Accounts receivable	$10.2	$13.4
Inventories	2.5	16.7
Accounts payable	(18.7)	(19.3)
Cash flow (used) provided by net working capital	$(6.0)	$10.8

Accounts receivable contributed $10.2 million, which was lower than the prior year of $13.4 million due to the timing of the Esselte Acquisition and higher sales in certain foreign markets. Inventory contributed $2.5 million, which was lower than the prior year of $16.7 million due to the Esselte and PA Acquisitions, inventory reductions at certain customers and inventory builds in support of warehouse integration activities. Partially offsetting the cash generated from net working capital were employee annual incentive payments made in the first quarter (including payroll taxes) as well as transaction bonuses paid by the seller in connection with the Esselte Acquisition. The settlement of customer program liabilities was lower, primarily driven by lower sales in comparable businesses, partially offset by increased settlements from the Esselte Acquisition. Other significant cash fluctuations included income tax payments of $34.8 million in 2017, which were higher than the $16.9 million paid in 2016 due to higher international taxes, largely related to the Esselte Acquisition, and pension contributions of $21.7 million in 2017, which increased from $6.2 million in 2016 due to higher U.S. contribution requirements and the Esselte Acquisition. Restructuring payments of $13.4 million (primarily associated with headcount reductions and footprint rationalization activities in connection with the integration of Esselte and Pelikan Artline) were higher than the prior-year spend of $4.9 million. Interest payments were $38.0 million, lower than the prior-year payments of $50.1 million due to refinancing activities in late 2016 and lower debt.

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

Capitalization

The Company had 102.7 million and 106.7 million shares of common stock outstanding as of December 31, 2018 and 2017, respectively.

Adequacy of Liquidity Sources

Based on our 2019 business plan and current forecasts, we believe that cash flow from operations, our current cash balance and borrowings available under our Revolving Facility, will be adequate to support our requirements for working capital, capital expenditures, to pay dividends and to service indebtedness for the foreseeable future. Our future operating performance is dependent on many factors, some of which are beyond our control, including prevailing economic, financial and industry conditions. For further information on these risks, see "Part I, Item1A. Risk Factors - Our existing borrowing arrangements require us to dedicate a substantial portion of our cash flow to debt payments and limit our ability to engage in certain activities. If we are unable to meet our obligations under these agreements or are contractually restricted from pursuing activities or transactions that we believe are in our long-term best interests, our business, results of operations and financial condition could be materially adversely affected."

Off-Balance-Sheet Arrangements and Contractual Financial Obligations

The Company does not have any material off-balance-sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Our contractual obligations and related payments by period as of December 31, 2018 were as follows:

(in millions)	2019	2020 - 2021	2022 - 2023	Thereafter	Total
Debt	$39.4	$95.3	$378.0	$375.0	$887.7
Interest on debt(1)	32.9	63.7	45.8	18.9	161.3
Operating lease obligations	29.7	45.2	27.4	19.6	121.9
Purchase obligations(2)	89.1	1.9	0.2	—	91.2
Transition Toll Tax(3)	3.1	6.1	8.8	17.3	35.3
Other long-term liabilities(4)	21.0	15.2	15.6	39.0	90.8
Total	$215.2	$227.4	$475.8	$469.8	$1,388.2

(1)	Interest calculated at December 31, 2018 rates for variable rate debt.

(2)	Purchase obligations primarily consist of contracts and non-cancelable purchase orders for raw materials and finished goods.

(3)	The U.S. Tax Act requires companies to pay a one-time Transition Toll Tax. The Transition Toll Tax is payable over eight years.

(4)
Other long-term liabilities consist of estimated expected employer contributions for 2019, along with estimated future payments, for pension and post-retirement plans that are not paid from assets held in a plan trust.

Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at December 31, 2018, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, $43.7 million of unrecognized tax benefits have been excluded from the contractual obligations table above. For further information, see "Note 12. Income Taxes" to the consolidated financial statements contained in Item 8. of this report.

Critical Accounting Policies

Our financial statements are prepared in conformity with accounting principles generally accepted in the U.S. ("GAAP"). Preparation of our financial statements requires us to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses presented for each reporting period in the financial statements and the related accompanying notes. Actual results could differ significantly from those estimates. We regularly review our assumptions and estimates, which are based on historical experience and, where appropriate, current business trends. We believe that the following discussion addresses our critical accounting policies, which require significant, subjective and complex judgments to be made by our management.

Revenue Recognition

Revenue is recognized when control of the promised goods or services is transferred to our customers in an amount reflective of the consideration we expect to receive in exchange for those goods or services. Taxes we collect concurrent with revenue producing activities are excluded from revenue. Incidental items incurred that are immaterial in the context of the contract are expensed.

At the inception of each contract, the Company assesses the products and services promised and identifies each distinct performance obligation. To identify the performance obligations, the Company considers all products and services promised regardless of whether they are explicitly stated or implied within the contract or by standard business practices.

Products: For our products, we transfer control and recognize a sale primarily when we either ship the product from our manufacturing facility or distribution center, or upon delivery to a customer specified location depending upon the terms in the customer agreement. In addition, we recognize revenue for private label products as the product is manufactured (or over-time) when a contract has an enforceable right to payment. For consignment arrangements, revenue is not recognized until the products are sold to the end customer.

Customer Program Costs: Customer programs and incentives ("Customer Program Costs") are a common practice in our industry. We incur Customer Program Costs to obtain favorable product placement, to promote sell-through of products and to maintain competitive pricing. The amount of consideration we receive and revenue we recognize is impacted by Customer Program Costs, including sales rebates (which are generally tied to achievement of certain sales volume levels); in-store promotional allowances; shared media and customer catalog allowances; other cooperative advertising arrangements; freight allowance programs offered to our customers; allowances for discounts and reserves for returns. We recognize Customer Program Costs, primarily as a deduction to gross sales, at the time that the associated revenue is recognized. Customer Program Costs are based on management's best estimates using the most likely amount method and is an amount that is unlikely to be reversed. In the absence of a signed contract, estimates are based on historical or projected experience for each program type or customer. We adjust our estimate of revenue when the most likely amount of consideration we expect to receive changes.

Inventories

Inventories are priced at the lower of cost (principally first-in, first-out) or net realizable value. Inventory reserves are recorded for obsolete or slow-moving inventory based on assumptions about future demand and marketability of products, the impact of new product introductions and specific identification of items, such as product discontinuance or engineering/material changes. These estimates could vary significantly, either favorably or unfavorably, from actual requirements if future economic conditions, customer inventory levels or competitive conditions differ from our expectations.

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

We test indefinite-lived intangibles for impairment at least annually, normally in the second quarter, and whenever market or business events indicate there may be a potential adverse impact on a particular intangible. The test may be on a qualitative or quantitative basis as allowed by GAAP. We consider the implications of both external factors (e.g., market growth, pricing, competition, and technology) and internal factors (e.g., product costs, margins, support expenses, and capital investment) and their potential impact on cash flows in both the near and long term, as well as their impact on any identifiable intangible asset associated with the business. Based on recent business results, consideration of significant external and internal factors, and the resulting business projections, indefinite-lived intangible assets are reviewed to determine whether they are likely to remain indefinite-lived, or whether a finite life is more appropriate. In addition, based on events in the period and future expectations, management considers whether the potential for impairment exists. Finite lived intangibles are amortized over 10, 15, 23 or 30 years.

We performed our annual assessment, on a qualitative basis, as allowed by GAAP, for the majority of our indefinite-lived trade names in the second quarter of 2018 and concluded that no impairment existed. For one of our indefinite-lived trade names that was not substantially above its carrying value, Mead®, we performed a quantitative test in the second quarter of 2018. A 1.5% long-term growth rate and an 11.5% discount rate were used. We concluded that the Mead® trade name was not impaired.

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

We test goodwill for impairment at least annually and whenever events or circumstances make it more likely than not that an impairment may have occurred. As permitted by GAAP, we may perform a qualitative assessment to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative goodwill impairment test as required by GAAP. We performed our annual assessment in the second quarter of 2018, on a qualitative basis, and concluded that it was not more likely than not that the fair value of any reporting unit is less than its carrying amount.

If the qualitative assessment determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, or if it is determined that a qualitative assessment is not appropriate, we would perform a quantitative goodwill impairment test where we calculate the fair value of the reporting units. When applying a fair-value-based test, the fair value of a reporting unit is compared to its carrying value. If the fair value of a reporting unit exceeds the carrying value of the net assets assigned to a reporting unit, goodwill is considered not impaired and no further testing is required. If the carrying value of the net assets assigned to a reporting unit exceeds the fair value of a reporting unit, an impairment charge is recognized, however, the loss recognized is not to exceed the total amount of goodwill allocated to the reporting unit.

Given the current economic environment and the uncertainties regarding their impact on our business, there can be no assurance that our estimates and assumptions made for purposes of our qualitative impairment testing during 2018 will prove to be accurate predictions of the future. If our assumptions regarding forecasted revenue or margin growth rates of certain reporting units are not achieved, we may be required to record impairment charges in future periods, whether in connection with our next annual impairment testing in the second quarter of fiscal year 2019 or prior to that, if a triggering event is identified outside of the quarter when the annual impairment test is performed. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

Employee Benefit Plans

We provide a range of benefits to our employees and retired employees, including pension, post-retirement, post-employment and health care benefits. We record annual amounts relating to these plans based on calculations specified by GAAP, which include various actuarial assumptions, including discount rates, assumed rates of return, mortality rate tables, compensation increases, turnover rates and health care cost trends. Actuarial assumptions are reviewed on an annual basis and modifications to these assumptions are made based on current rates and trends when it is deemed appropriate. As required by GAAP, the effect of our modifications and unrecognized actuarial gains and losses are generally recorded to a separate component of accumulated other comprehensive income (loss) ("AOCI") in stockholders’ equity and amortized over future periods. We believe that the assumptions utilized in recording our obligations under the plans are reasonable based on our experience. The actuarial assumptions used to record our plan obligations could differ materially from actual results due to changing economic and market conditions, higher or lower withdrawal rates or other factors which may impact the amount of retirement-related benefit expense recorded by us in future periods.

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

At the end of each calendar year an actuarial evaluation is performed to determine the funded status of our pension and post-retirement obligations and any actuarial gain or loss is recognized in AOCI and then amortized into the income statement in future periods, based on the average remaining lifetime or average remaining service expected.

Pension income was $5.5 million, $4.9 million and $5.3 million for the years ended December 31, 2018, 2017 and 2016, respectively. Post-retirement income was $0.2 million, $0.2 million and $0.7 million for the years ended December 31, 2018, 2017 and 2016, respectively.

The weighted average assumptions used to determine benefit obligations for the years ended December 31, 2018, 2017, and 2016 were as follows:

	Pension						Post-retirement
	U.S.			International
	2018	2017	2016	2018	2017	2016	2018	2017	2016
Discount rate	4.6%	3.7%	4.3%	2.5%	2.3%	2.7%	3.7%	3.2%	3.4%
Rate of compensation increase	N/A	N/A	N/A	3.0%	2.8%	3.1%	N/A	N/A	N/A
The weighted average assumptions used to determine net periodic benefit cost for the years ended December 31, 2018, 2017 and 2016 were as follows:

	Pension						Post-retirement
	U.S.			International
	2018	2017	2016	2018	2017	2016	2018	2017	2016
Discount rate	3.5%	3.8%	4.6%	2.1%	2.3%	3.7%	3.2%	3.4%	3.9%
Expected long-term rate of return	7.4%	7.8%	7.8%	5.0%	5.5%	6.0%	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	2.8%	3.1%	3.0%	N/A	N/A	N/A

In 2019, we expect pension income of approximately $2.5 million and post-retirement income of approximately $0.2 million.

A 25-basis point change (0.25%) in our discount rate assumption would lead to an increase or decrease in our pension and post-retirement expense of approximately $0.5 million for 2019. A 25-basis point change (0.25%) in our long-term rate of return assumption would lead to an increase or decrease in pension and post-retirement expense of approximately $1.0 million for 2019.

Pension and post-retirement liabilities of $257.2 million as of December 31, 2018 decreased from $275.5 million at December 31, 2017, primarily due to cash contributions and favorable foreign currency translation.

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

On December 22, 2017, the U.S. Tax Act was signed into law. The U.S. Tax Act made broad and complex changes to the U.S. tax code, including, but not limited to: (i) reducing the future U.S. federal corporate tax rate from 35 percent to 21 percent; (ii) requiring companies to pay a one-time transition tax on certain undistributed earnings of foreign subsidiaries (the "Transition Toll Tax"); (iii) bonus depreciation that will allow for full expensing of qualified property; (iv) a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries; (v) a new provision designed to tax global intangible low-taxed income ("GILTI"); (vi) the repeal of domestic production activity deductions; (vii) limitations on the deductibility of certain executive compensation expenses; (viii) limitations on the use of foreign tax credits to reduce U.S. income tax liability; and (ix) a new provision that allows a domestic corporation an immediate deduction for a portion of its foreign derived intangible income ("FDII"). The Company has elected to treat taxes due on taxable income related to GILTI as a current period expense when incurred.

With the enactment of the U.S. Tax Act, we believe that our offshore cash can be accessed without adverse U.S. tax consequences. After analyzing our global working capital and cash requirements, the Company has reassessed and updated its indefinite reinvestment assertion under ASC 740. As of December 31, 2018, the Company has recorded $1.4 million of deferred taxes on approximately $369 million of unremitted earnings of non-U.S. subsidiaries that may be remitted to the U.S. The Company has $106 million of additional unremitted earnings of non-U.S. subsidiaries, which are indefinitely reinvested and for which no deferred taxes have been provided.

For further information on the U.S. Tax Act, see "Note 12. Income Taxes" to the consolidated financial statements contained in Item 8. of this report.

Recent Accounting Standards Updates and Recently Adopted Accounting Standards

For information on recent accounting pronouncements, see "Note 2. Significant Accounting Policies, Recent Accounting Pronouncements and Adopted Accounting Standards" to the consolidated financial statements contained in Item 8. of this report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our industry has historically been concentrated in a small number of major customers, primarily large regional resellers of our products including mass retailers; e-tailers; warehouse clubs; office superstores; wholesalers; and contract stationers. Customer consolidation, shifts in the channels of distribution for our products and share growth of private-label products continue to increase pricing pressures, which may adversely affect margins for our competitors and for us. We are addressing these challenges through strong end-user brands, broader product penetration within categories, ongoing introduction of innovative new products, continuing improvements in customer service and diversification of our customer base, as well as continued cost and asset reductions.

We are exposed to various market risks, including changes in foreign currency exchange rates and interest rate changes. We enter into financial instruments to manage and reduce the impact of these risks, not for trading or speculative purposes. The counterparties to these financial instruments are major financial institutions.

See also "Item 1A. Risk Factors."

Foreign Exchange Risk Management

We enter into forward foreign currency contracts to reduce the effect of fluctuating foreign currencies, primarily on foreign denominated inventory purchases and intercompany loans. The majority of the Company’s exposure to local currency movements is in Europe (the Euro, the Swedish krona and the British pound), Australia, Canada, Brazil, and Mexico. Principal currencies hedged include the U.S. dollar, Euro, Australian dollar, Canadian dollar, Swedish krona, British pound and Japanese yen. Increases and decreases in the fair market values of our forward agreements are expected to be offset by gains/losses in recognized net underlying foreign currency transactions or loans. Notional amounts of outstanding foreign currency forward exchange contracts were $212.0 million and $188.5 million at December 31, 2018 and 2017, respectively. The net fair value of these foreign currency contracts was $2.1 million and $(0.3) million at December 31, 2018 and 2017, respectively. At December 31, 2018, a 10% unfavorable exchange rate movement in our portfolio of foreign currency forward contracts would have reduced our unrealized gains by $11.8 million. Consistent with the use of these contracts to neutralize the effect of exchange rate fluctuations, such unrealized losses or gains would be offset by corresponding gains or losses, respectively, in the remeasurement of the underlying transactions being hedged. When taken together, we believe these forward contracts and the offsetting underlying commitments do not create material market risk.

For further information related to outstanding foreign currency forward exchange contracts, see "Note 14. Derivative Financial Instruments" and "Note 15. Fair Value of Financial Instruments" to the consolidated financial statements contained in Item 8. of this report.

For the PA and Esselte Acquisitions, we took on additional debt in the local currency of the targets to reduce our foreign exchange leverage risk. In the case of the PA Acquisition, which primarily conducts its business in the Australian dollar, we borrowed A$100.0 million. For the Esselte Acquisition, completed on January 31, 2017, which primarily conducts its business in the Euro, we borrowed €300.0 million. For further information see, "Note 3. Acquisitions" and "Note 4. Long-term Debt and Short-term Borrowings" to the consolidated financial statements contained in Item 8. of this report.

Interest Rate Risk Management

Amounts outstanding under the Credit Agreement bear interest at a rate per annum equal to the Euro Rate, with a 0% floor, the Australian BBSR Rate, the Canadian BA Rate or the Base Rate, as applicable and as each such rate is defined in the Credit Agreement, plus an "applicable rate." The applicable rate applied to outstanding Euro, Australian and Canadian dollar denominated loans and Base Rate loans is based on the Company’s Consolidated Leverage Ratio as follows:

Consolidated Leverage Ratio	Applicable Rate on Euro/AUD/CDN Dollar Loans	Applicable Rate on Base Rate Loans
> 4.00 to 1.00	2.50%	1.50%
≤ 4.00 to 1.00 and > 3.50 to 1.00	2.25%	1.25%
≤ 3.50 to 1.00 and > 3.00 to 1.00	2.00%	1.00%
≤ 3.00 to 1.00 and > 2.00 to 1.00	1.50%	0.50%
≤ 2.00 to 1.00	1.25%	0.25%

As of December 31, 2018, the applicable rate on Euro, Australian and Canadian dollar loans was 1.50% and the applicable rate on Base Rate loans was 0.50%. Undrawn amounts under the Revolving Facility are subject to a commitment fee rate of 0.25% to 0.40% per annum, depending on the Company’s Consolidated Leverage Ratio. As of December 31, 2018, the commitment fee rate was 0.30%.

The New Notes have a fixed interest rate and, accordingly, are not exposed to market risk resulting from changes in interest rates. However, the fair market value of our long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. In addition, fair market values will also reflect the credit markets' view of credit risk spreads and our risk profile. These interest rate changes may affect the fair market value of our fixed interest rate debt and any repurchases of these New Notes, but do not impact our earnings or cash flow.

The following table summarizes information about our major debt components as of December 31, 2018, including the principal cash payments and interest rates.

Debt Obligations

	Stated Maturity Date
(in millions)	2019	2020	2021	2022	2023	Thereafter	Total	Fair Value
Long term debt:
Fixed rate Senior Unsecured Notes, due December 2024	$—	$—	$—	$—	$—	$375.0	$375.0	$335.6
Fixed interest rate						5.25%
Variable rate Euro Senior Secured Term Loan A, due January 2022	$14.6	$40.7	$42.9	$190.8	$—	$—	$289.0	$289.0
Variable rate Australian Dollar Senior Secured Term Loan A, due January 2022	$—	$5.7	$6.0	$31.3	$—	$—	$43.0	$43.0
Variable rate U.S. Dollar Senior Secured Revolving Credit Facility, due January 2022	$24.8	$—	$—	$82.0	$—	$—	$106.8	$106.8
Variable rate Australian Dollar Senior Secured Revolving Credit Facility, due January 2022	$—	$—	$—	$73.9	$—	$—	$73.9	$73.9
Average variable interest rate(1)	2.37%	2.47%	2.55%	2.60%	—%

(1)	Rates presented are as of December 31, 2018.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
ACCO Brands Corporation:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of ACCO Brands Corporation and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018 and the related notes and financial statement schedule II - Valuation and Qualifying Accounts and Reserves (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
The Company acquired GOBA Internacional, S.A. de C.V. ("GOBA") during 2018, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, GOBA’s internal control over financial reporting associated with total assets of $35.0 million and total revenues of $19.7 million included in the consolidated financial statements of the Company as of and for the year ended December 31, 2018. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of GOBA.
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

/s/ KPMG LLP

We have served as the Company’s auditor since 2009.

Chicago, Illinois
February 27, 2019

ACCO Brands Corporation and Subsidiaries
Consolidated Balance Sheets

(in millions)	December 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$67.0	$76.9
Accounts receivable less allowances for discounts and doubtful accounts of $16.0 and Accounts receivable less allowances for discounts, doubtful accounts and returns of $18.1, respectively	428.4	469.3
Inventories	340.6	254.2
Other current assets	44.2	29.2
Total current assets	880.2	829.6
Total property, plant and equipment	618.7	645.2
Less: accumulated depreciation	(355.0)	(366.7)
Property, plant and equipment, net	263.7	278.5
Deferred income taxes	115.1	137.9
Goodwill	708.9	670.3
Identifiable intangibles, net of accumulated amortization of $236.4 and $203.7, respectively	787.0	839.9
Other non-current assets	31.5	42.9
Total assets	$2,786.4	$2,799.1
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$39.5	$43.2
Accounts payable	274.6	178.2
Accrued compensation	41.6	60.9
Accrued customer program liabilities	114.5	141.1
Accrued interest	1.2	1.2
Other current liabilities	127.8	113.8
Total current liabilities	599.2	538.4
Long-term debt, net of debt issuance costs of $5.5 and $7.1, respectively	843.0	889.2
Deferred income taxes	176.2	177.1
Pension and post-retirement benefit obligations	257.2	275.5
Other non-current liabilities	121.1	144.8
Total liabilities	1,996.7	2,025.0
Stockholders' equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 106,249,322 and 109,597,197 shares issued and 102,748,700 and 106,684,084 outstanding, respectively	1.1	1.1
Treasury stock, 3,500,622 and 2,913,113 shares, respectively	(33.9)	(26.4)
Paid-in capital	1,941.0	1,999.7
Accumulated other comprehensive loss	(461.7)	(461.1)
Accumulated deficit	(656.8)	(739.2)
Total stockholders' equity	789.7	774.1
Total liabilities and stockholders' equity	$2,786.4	$2,799.1

See notes to consolidated financial statements.

ACCO Brands Corporation and Subsidiaries
Consolidated Statements of Income

	Year Ended December 31,
(in millions, except per share data)	2018	2017	2016
Net sales	$1,941.2	$1,948.8	$1,557.1
Cost of products sold	1,313.4	1,291.5	1,042.2
Gross profit	627.8	657.3	514.9
Operating costs and expenses:
Selling, general and administrative expenses	392.4	415.5	328.8
Amortization of intangibles	36.7	35.6	21.6
Restructuring charges	11.7	21.7	5.4
Total operating costs and expenses	440.8	472.8	355.8
Operating income	187.0	184.5	159.1
Non-operating expense (income):
Interest expense	41.2	41.1	49.3
Interest income	(4.4)	(5.8)	(6.4)
Equity in earnings of joint venture	—	—	(2.1)
Non-operating pension income	(9.3)	(8.5)	(8.2)
Other expense (income), net	1.6	(0.4)	1.4
Income before income tax	157.9	158.1	125.1
Income tax expense	51.2	26.4	29.6
Net income	$106.7	$131.7	$95.5

Per share:
Basic income per share	$1.02	$1.22	$0.89
Diluted income per share	$1.00	$1.19	$0.87

Weighted average number of shares outstanding:
Basic	104.8	108.1	107.0
Diluted	107.0	110.9	109.2

See notes to consolidated financial statements.

ACCO Brands Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(in millions)	2018	2017	2016
Net income	$106.7	$131.7	$95.5
Other comprehensive income (loss), net of tax:
Unrealized income (loss) on derivative instruments, net of tax (expense) benefit of $(0.8), $1.0 and $(0.7), respectively	1.9	(2.3)	1.7

Foreign currency translation adjustments, net of tax (expense) benefit of $(0.6), $5.0 and $0.0, respectively	6.2	(19.5)	16.8

Recognition of deferred pension and other post-retirement items, net of tax benefit of $2.2, $5.8 and $0.6, respectively	(8.7)	(19.9)	(8.7)
Other comprehensive (loss) income, net of tax	(0.6)	(41.7)	9.8

Comprehensive income	$106.1	$90.0	$105.3

See notes to consolidated financial statements.

ACCO Brands Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31,
(in millions)	2018	2017	2016
Operating activities
Net income	$106.7	$131.7	$95.5
Gain on revaluation of previously held joint venture equity interest	—	—	(28.9)
Amortization of inventory step-up	0.1	0.9	0.4
Loss (gain) on disposal of assets	0.2	(1.3)	(0.3)
Deferred income tax expense (benefit)	22.7	(45.2)	6.0
Insurance claims, net of proceeds	—	(0.4)	—
Depreciation	34.0	35.6	30.4
Amortization of debt issuance costs	2.1	2.9	3.8
Amortization of intangibles	36.7	35.6	21.6
Stock-based compensation	8.8	17.0	19.4
Loss on debt extinguishment	0.3	—	29.9
Other non-cash items	—	—	0.1
Equity in earnings of joint venture, net of dividends received	—	—	(1.6)
Changes in balance sheet items:
Accounts receivable	46.0	10.2	13.4
Inventories	(92.9)	2.5	16.7
Other assets	5.5	4.6	5.5
Accounts payable	101.0	(18.7)	(19.3)
Accrued expenses and other liabilities	(72.5)	(8.3)	(31.2)
Accrued income taxes	(3.9)	37.8	5.7
Net cash provided by operating activities	194.8	204.9	167.1
Investing activities
Additions to property, plant and equipment	(34.1)	(31.0)	(18.5)
Proceeds from the disposition of assets	0.2	4.2	0.7
Cost of acquisitions, net of cash acquired	(38.0)	(292.3)	(88.8)
Other	—	—	0.2
Net cash used by investing activities	(71.9)	(319.1)	(106.4)
Financing activities
Proceeds from long-term borrowings	225.3	484.1	587.4
Repayments of long-term debt	(249.5)	(296.5)	(685.1)
Borrowings of notes payable, net	—	—	51.5
Payment for debt premium	—	—	(25.0)
Payments for debt issuance costs	(0.6)	(3.6)	(6.9)
Repurchases of common stock	(75.0)	(36.6)	—
Dividends paid	(25.1)	—	—
Payments related to tax withholding for stock-based compensation	(7.5)	(9.4)	(5.1)
Proceeds from the exercise of stock options	6.8	4.2	6.8
Net cash (used) provided by financing activities	(125.6)	142.2	(76.4)
Effect of foreign exchange rate changes on cash and cash equivalents	(7.2)	6.0	3.2
Net (decrease) increase in cash and cash equivalents	(9.9)	34.0	(12.5)
Cash and cash equivalents
Beginning of the period	76.9	42.9	55.4
End of the period	$67.0	$76.9	$42.9
Cash paid during the year for:
Interest	$37.9	$38.0	$50.1
Income taxes	$33.7	$34.8	$16.9

See notes to consolidated financial statements.

ACCO Brands Corporation and Subsidiaries
Consolidated Statements of Stockholders’ Equity

(in millions)	Common Stock	Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Accumulated Deficit	Total
Balance at December 31, 2015	$1.1	$1,988.3	$(429.2)	$(11.8)	$(967.2)	$581.2
Net income	—	—	—	—	95.5	95.5
Gain on derivative financial instruments, net of tax	—	—	1.7	—	—	1.7
Translation impact	—	—	16.8	—	—	16.8
Pension and post-retirement adjustment, net of tax	—	—	(8.7)	—	—	(8.7)
Stock-based compensation	—	19.4	—	—	—	19.4
Common stock issued, net of shares withheld for employee taxes	—	6.8	—	(5.2)	—	1.6
Excess tax benefit on stock-based compensation	—	1.2	—	—	—	1.2
Balance at December 31, 2016	1.1	2,015.7	(419.4)	(17.0)	(871.7)	708.7
Net income	—	—	—	—	131.7	131.7
Loss on derivative financial instruments, net of tax	—	—	(2.3)	—	—	(2.3)
Translation impact	—	—	(19.5)	—	—	(19.5)
Pension and post-retirement adjustment, net of tax	—	—	(19.9)	—	—	(19.9)
Common stock repurchases	—	(36.6)	—	—	—	(36.6)
Stock-based compensation	—	17.0	—	—	—	17.0
Common stock issued, net of shares withheld for employee taxes	—	4.2	—	(9.4)	—	(5.2)
Cumulative effect due to the adoption of ASU 2016-09	—	(0.6)	—	—	0.8	0.2
Balance at December 31, 2017	1.1	1,999.7	(461.1)	(26.4)	(739.2)	774.1
Net income	—	—	—	—	106.7	106.7
Gain on derivative financial instruments, net of tax	—	—	1.9	—	—	1.9
Translation impact	—	—	6.2	—	—	6.2
Pension and post-retirement adjustment, net of tax	—	—	(8.7)	—	—	(8.7)
Common stock repurchases	—	(75.0)	—	—	—	(75.0)
Stock-based compensation	—	9.5	—	—	(0.7)	8.8
Common stock issued, net of shares withheld for employee taxes	—	6.8	—	(7.5)	—	(0.7)
Dividends declared, $0.24 per share	—	—	—	—	(25.1)	(25.1)
Cumulative effect due to the adoption of ASU 2014-09	—	—	—	—	1.6	1.6
Other	—	—	—	—	(0.1)	(0.1)
Balance at December 31, 2018	$1.1	$1,941.0	$(461.7)	$(33.9)	$(656.8)	$789.7

See notes to consolidated financial statements.

ACCO Brands Corporation and Subsidiaries
Consolidated Statements of Stockholders’ Equity (Continued)
Shares of Capital Stock

	Common Stock	Treasury Stock	Net Shares
Shares at December 31, 2015	107,129,051	1,489,048	105,640,003
Common stock issued, net of shares withheld for employee taxes	2,957,232	690,591	2,266,641
Shares at December 31, 2016	110,086,283	2,179,639	107,906,644
Common stock issued, net of shares withheld for employee taxes	2,778,795	733,474	2,045,321
Common stock repurchases	(3,267,881)	—	(3,267,881)
Shares at December 31, 2017	109,597,197	2,913,113	106,684,084
Common stock issued, net of shares withheld for employee taxes	2,646,084	587,509	2,058,575
Common stock repurchases	(5,993,959)	—	(5,993,959)
Shares at December 31, 2018	106,249,322	3,500,622	102,748,700

See notes to consolidated financial statements.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements

1. Basis of Presentation

As used in this Annual Report on Form 10-K for the fiscal year ended December 31, 2018, the terms "ACCO Brands," "ACCO," the "Company," "we," "us," and "our" refer to ACCO Brands Corporation, a Delaware corporation incorporated in 2005, and its consolidated domestic and international subsidiaries.

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

On July 2, 2018, we completed the acquisition (the "GOBA Acquisition") of GOBA Internacional, S.A. de C.V. ("GOBA"), a leading provider of school and craft products in Mexico under the Barrilito® brand, for a preliminary purchase price of approximately $38.0 million, net of cash acquired, and subject to working capital and other adjustments. The GOBA Acquisition is expected to increase the breadth and depth of our distribution, especially with wholesalers and retailers throughout Mexico and complement our existing office products portfolio with a strong offering of school and craft products. The results of GOBA are included in the ACCO Brands International segment from July 2, 2018.

On January 31, 2017, we completed the acquisition (the "Esselte Acquisition") of Esselte Group Holdings AB ("Esselte"). Accordingly, the financial results of Esselte are included in the Company's consolidated financial statements from February 1, 2017, and are reflected in all three of the Company's reportable business segments.

On May 2, 2016, we completed the acquisition of Australia Stationery Industries, Inc. (the "PA Acquisition"), which indirectly owned the 50% of the Pelikan Artline joint venture and the issued capital stock of Pelikan Artline Pty Limited (collectively, "Pelikan Artline") that was not already owned by the Company. Prior to the PA Acquisition, the Pelikan Artline joint venture was accounted for under the equity method. From the date of the PA Acquisition, the results of Pelikan Artline are included in the Company's consolidated financial statements and are reported in the ACCO Brands International segment. Accordingly, we no longer separately report equity in earnings from this joint venture.

For more information on these acquisitions, see "Note 3. Acquisitions."

In accordance with the adoption of the Accounting Standard Update ("ASU") No. 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, the Company retrospectively revised its presentation of pension costs, reclassifying the non-service components of periodic pension income/cost to "Non-operating pension income" in the Consolidated Statements of Income for the years ended December 31, 2017 and 2016. For more information, see "Note 2. Significant Accounting Policies, Recent Accounting Pronouncements and Adopted Accounting Standards."

On January 1, 2018, the Company adopted accounting standard ASU 2014-09, Revenue from Contracts with Customers and all related amendments (Topic 606), applying the modified retrospective transition method to all customer contracts that were not completed as of January 1, 2018. Results for reporting periods beginning after December 31, 2017 are presented under ASU 2014-09, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for the prior period. For more information, see "Note 2. Significant Accounting Policies, Recent Accounting Pronouncements and Adopted Accounting Standards" and "Note 5. Revenue Recognition."

Certain prior year amounts have been reclassified for consistency with the current year presentation in "Note 17. Information on Business Segments."

2. Significant Accounting Policies, Recent Accounting Pronouncements and Adopted Accounting Standards

Nature of Business

ACCO Brands is a designer, marketer and manufacturer of recognized consumer and end-user demanded brands used in businesses, schools, and homes.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

ACCO Brands has three reportable business segments each of which is comprised of different geographic regions. Each of the Company's three reportable business segments designs, markets, sources, manufactures and sells recognized consumer and other end-user demanded brands used in businesses, schools and homes. Product designs are tailored based on end-user preferences in each geographic region.

Our product categories include school products; storage and organization; laminating, binding and shredding machines and related consumable supplies; calendars; stapling and punching; whiteboards; computer accessories; and do-it-yourself tools, among others. Our portfolio of consumer and other end-user demanded brands includes both globally and regionally recognized brands.

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

Use of Estimates

Our financial statements are prepared in conformity with U.S. GAAP. Preparation of our financial statements requires us to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses presented for each reporting period in the financial statements and the related accompanying notes. Actual results could differ significantly from those estimates. We regularly review our assumptions and estimates, which are based on historical experience and, where appropriate, current business trends. We believe that the following discussion addresses our critical accounting policies, which require significant, subjective and complex judgments to be made by our management.

Cash and Cash Equivalents

Highly liquid investments with an original maturity of three months or less are included in cash and cash equivalents.

Accounts Receivables and Allowances for Sales/Pricing/Cash Discounts and Doubtful Accounts

Trade receivables are recorded at the stated amount, less allowances for sales/pricing discounts and doubtful accounts. The allowance for sales/pricing/cash discounts represents estimated uncollectible receivables associated with the products previously sold to customers, and is recorded at the same time that the sales are recognized. The allowance is based on historical trends.

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

The allowances are recorded as reductions to "Net sales" and "Accounts receivable, net."

Inventories

Inventories are priced at the lower of cost (principally first-in, first-out) or net realizable value. Inventory reserves are recorded for obsolete or slow-moving inventory based on assumptions about future demand and marketability of products, the impact of new product introductions and specific identification of items, such as product discontinuance or engineering/material changes. These estimates could vary significantly, either favorably or unfavorably, from actual requirements if future economic conditions, customer inventory levels or competitive conditions differ from our expectations.

Property, Plant and Equipment

Property, plant and equipment are carried at cost. Depreciation is provided, principally on a straight-line basis, over the estimated useful lives of the assets. Gains or losses resulting from dispositions are included in operating income. Betterments and

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

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

We capitalize interest for major capital projects. Capitalized interest is added to the cost of the underlying assets and is depreciated over the useful lives of those assets. We capitalized interest of $0.6 million, $0.1 million and $0.1 million for the years ended December 31, 2018, 2017 and 2016, respectively.

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

We test indefinite-lived intangibles for impairment at least annually, normally in the second quarter, and whenever market or business events indicate there may be a potential adverse impact on a particular intangible. The test may be on a qualitative or quantitative basis as allowed by GAAP. We consider the implications of both external factors (e.g., market growth, pricing, competition, and technology) and internal factors (e.g., product costs, margins, support expenses, and capital investment) and their potential impact on cash flows in both the near and long term, as well as their impact on any identifiable intangible asset associated with the business. Based on recent business results, consideration of significant external and internal factors, and the resulting business projections, indefinite-lived intangible assets are reviewed to determine whether they are likely to remain indefinite-lived, or whether a finite life is more appropriate. In addition, based on events in the period and future expectations, management considers whether the potential for impairment exists. Finite lived intangibles are amortized over 10, 15, 23 or 30 years.

We performed our annual assessment, on a qualitative basis, as allowed by GAAP, for the majority of our indefinite-lived trade names in the second quarter of 2018 and concluded that no impairment existed. For one of our indefinite-lived trade names that was not substantially above its carrying value, Mead®, we performed a quantitative test in the second quarter of 2018. A 1.5% long-term growth rate and an 11.5% discount rate were used. We concluded that the Mead® trade name was not impaired.

As of June 30, 2018, we changed the indefinite-lived Mead® trade name to an amortizable intangible asset. The change was made as a result of decisions regarding the Company's future use of the trade name. The Company began amortizing the Mead® trade name on a straight-line basis over a life of 30 years on July 1, 2018.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

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

We test goodwill for impairment at least annually and whenever events or circumstances make it more likely than not that an impairment may have occurred. As permitted by GAAP, we may perform a qualitative assessment to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative goodwill impairment test as required by GAAP. We performed our annual assessment in the second quarter of 2018, on a qualitative basis, and concluded that it was not more likely than not that the fair value of any reporting unit is less than its carrying amount.

If the qualitative assessment determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, or if it is determined that a qualitative assessment is not appropriate, we would perform a quantitative goodwill impairment test where we calculate the fair value of the reporting units. When applying a fair-value-based test, the fair value of a reporting unit is compared to its carrying value. If the fair value of a reporting unit exceeds the carrying value of the net assets assigned to a reporting unit, goodwill is considered not impaired and no further testing is required. If the carrying value of the net assets assigned to a reporting unit exceeds the fair value of a reporting unit, an impairment charge is recognized, however, the loss recognized is not to exceed the total amount of goodwill allocated to the reporting unit.

Employee Benefit Plans

We provide a range of benefits to our employees and retired employees, including pension, post-retirement, post-employment and health care benefits. We record annual amounts relating to these plans based on calculations specified by GAAP, which include various actuarial assumptions, including discount rates, assumed rates of return, mortality rate tables, compensation increases, turnover rates and health care cost trends. Actuarial assumptions are reviewed on an annual basis and modifications to these assumptions are made based on current rates and trends when it is deemed appropriate. As required by GAAP, the effect of our modifications and unrecognized actuarial gains and losses are generally recorded to a separate component of accumulated other comprehensive income (loss) ("AOCI") in stockholders’ equity and amortized over future periods.

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

On December 22, 2017, the U.S. Tax Act was signed into law. The U.S. Tax Act made broad and complex changes to the U.S. tax code, including, but not limited to: (i) reducing the future U.S. federal corporate tax rate from 35 percent to 21 percent; (ii) requiring companies to pay a one-time transition tax on certain undistributed earnings of foreign subsidiaries (the "Transition Toll Tax"); (iii) bonus depreciation that will allow for full expensing of qualified property; (iv) a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries; (v) a new provision designed to tax global intangible low-taxed income ("GILTI"); (vi) the repeal of domestic production activity deductions; (vii) limitations on the deductibility of certain executive compensation expenses; (viii) limitations on the use of foreign tax credits to reduce U.S. income tax liability; and (ix) a new provision that allows a domestic corporation an immediate deduction for a portion of its foreign derived intangible income ("FDII"). The Company has elected to treat taxes due on taxable income related to GILTI as a current period expense when incurred.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

With the enactment of the U.S. Tax Act, we believe that our offshore cash can be accessed without adverse U.S. tax consequences. After analyzing our global working capital and cash requirements, the Company has reassessed and updated its indefinite reinvestment assertion under ASC 740. As of December 31, 2018, the Company has recorded $1.4 million of deferred taxes on approximately $369 million of unremitted earnings of non-U.S. subsidiaries that may be remitted to the U.S. The Company has $106 million of additional unremitted earnings of non-U.S. subsidiaries, which are indefinitely reinvested and for which no deferred taxes have been provided.

For further information on the U.S. Tax Act, see "Note 12. Income Taxes" to the consolidated financial statements contained in Item 8. of this report.

Revenue Recognition

Revenue is recognized when control of the promised goods or services is transferred to our customers in an amount reflective of the consideration we expect to receive in exchange for those goods or services. Taxes we collect concurrent with revenue producing activities are excluded from revenue. Incidental items incurred that are immaterial in the context of the contract are expensed.

At the inception of each contract, the Company assesses the products and services promised and identifies each distinct performance obligation. To identify the performance obligations, the Company considers all products and services promised regardless of whether they are explicitly stated or implied within the contract or by standard business practices.

Products: For our products, we transfer control and recognize a sale primarily when we either ship the product from our manufacturing facility or distribution center, or upon delivery to a customer specified location depending upon the terms in the customer agreement. In addition, we recognize revenue for private label products as the product is manufactured (or over-time) when a contract has an enforceable right to payment. For consignment arrangements, revenue is not recognized until the products are sold to the end customer.

Customer Program Costs: Customer programs and incentives ("Customer Program Costs") are a common practice in our industry. We incur Customer Program Costs to obtain favorable product placement, to promote sell-through of products and to maintain competitive pricing. The amount of consideration we receive and revenue we recognize is impacted by Customer Program Costs, including sales rebates (which are generally tied to achievement of certain sales volume levels); in-store promotional allowances; shared media and customer catalog allowances; other cooperative advertising arrangements; freight allowance programs offered to our customers; allowances for discounts and reserves for returns. We recognize Customer Program Costs, primarily as a deduction to gross sales, at the time that the associated revenue is recognized. Customer Program Costs are based on management's best estimates using the most likely amount method and is an amount that is unlikely to be reversed. In the absence of a signed contract, estimates are based on historical or projected experience for each program type or customer. We adjust our estimate of revenue when the most likely amount of consideration we expect to receive changes.

Service or Extended Maintenance Agreements ("EMAs"): Depending on the terms of the EMA, we may defer recognition of the consideration received for any unsatisfied obligations. We use an observable price to determine the stand-alone selling price for separate performance obligations or an estimated cost plus margin approach, for our separately priced service/maintenance agreements that extend mechanical and maintenance coverage beyond our base warranty coverage to our Print Finishing Solutions customers. These agreements range in duration from three to sixty months, however, most agreements are one year or less. We generally receive payment at inception of the EMAs and recognize revenue over the term of the agreement on a straight line basis.

Shipping and Handling: Freight and distribution activities performed before the customer obtains control of the goods are not considered promised services under customer contracts and therefore are not distinct performance obligations. The Company has chosen to account for shipping and handling activities as a fulfillment activity, and therefore accrues the expense of freight and distribution in "Cost of products sold" when products are shipped.

We reflect all amounts billed to customers for shipping and handling in net sales and the costs we incurred for shipping and handling (including costs to ship and move product from the seller’s place of business to the buyer’s place of business, as well as costs to store, move and prepare products for shipment) in cost of products sold.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Reserve for Sales Returns: The reserve for sales returns represents estimated uncollectible receivables associated with the potential return of products previously sold to customers, and is recorded at the same time that the sales are recognized. The reserve includes a general provision for product returns based on historical trends. In addition, the reserve includes amounts for currently authorized customer returns that are considered to be abnormal in comparison to the historical trends. We record the returns reserve, on a gross basis, as a reduction to "Net sales" and "Cost of products sold" with increases to "Other current liabilities" and "Inventories."

Cost of Products Sold

Cost of products sold includes all manufacturing, product sourcing and distribution costs, including depreciation related to assets used in the manufacturing, procurement and distribution process, allocation of certain information technology costs supporting those processes, inbound freight, shipping and handling costs, purchasing costs associated with materials and packaging used in the production processes.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") include advertising, marketing, and selling (including commissions) expenses, research and development, customer service, depreciation related to assets outside the manufacturing and distribution processes and all other general and administrative expenses outside the manufacturing and distribution functions (e.g., finance, human resources, information technology, and corporate expenses).

Advertising Expenses

Advertising expenses were $105.5 million, $114.8 million and $110.1 million for the years ended December 31, 2018, 2017 and 2016, respectively. These costs primarily include, but are not limited to, cooperative advertising and promotional allowances as described in "Customer Program Costs" above, and are principally expensed as incurred.

Warranty Reserves

We offer our customers various warranty terms based on the type of product that is sold. Estimated future obligations related to products sold under these warranty terms are provided by charges to cost of products sold in the same period in which the related revenue is recognized.

Research and Development Expenses

Research and development expenses were $23.8 million, $23.5 million and $21.0 million for the years ended December 31, 2018, 2017 and 2016, respectively, are classified as SG&A expenses and are charged to expense as incurred.

Stock-Based Compensation

Our primary types of share-based compensation consist of stock options, restricted stock unit awards and performance stock unit awards. Stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period. Where awards are made with non-substantive vesting periods (for example, where a portion of the award vests due to retirement eligibility), we estimate and recognize expense based on the period from the grant date to the date on which the employee is retirement eligible. The Company accounts for forfeitures as they occur.

Foreign Currency Translation

Foreign currency balance sheet accounts are translated into U.S. dollars at the rates of exchange at the balance sheet date. Income and expenses are translated at the average rates of exchange in effect during the period. The related translation adjustments are made directly to a separate component of AOCI in stockholders’ equity. Some transactions are made in currencies different from an entity’s functional currency, gains and losses on these foreign currency transactions are included in income as they occur.

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

Recent Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (the "FASB") issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40), Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This ASU aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The Company is currently in the process of evaluating the impact of adoption of ASU 2018-15 on the Company’s consolidated financial statements. ASU 2018-015 is effective for fiscal years ending after December 15, 2019. Early adoption of the standard is permitted, including adoption in any interim period for which financial statements have not been issued.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This ASU amends the existing accounting standard for leases. The amendments are intended to increase transparency and comparability among organizations by requiring recognition of lease assets and lease liabilities on the balance sheet and disclosure of key information about leasing arrangements. The new standard is effective for annual periods beginning after December 15, 2018. The Company will conclude its evaluation on the new guidance in the first quarter of 2019. The Company expects the impact to the Company’s Consolidated Balance Sheet to be material, but at this time, the Company does not expect the adoption of ASU 2016-02 to have a material impact on its Consolidated Statements of Income. A net cumulative effect adjustment will be recorded upon adoption, however it is not expected to be material. The Company is in the process of analyzing existing leases, practical expedients, and deploying its implementation strategy. The Company is also in the process of updating its accounting policies, business process, systems, controls, and disclosures. The Company will adopt ASU 2016-02 at the beginning of its 2019 fiscal year.

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

Recently Adopted Accounting Standards

In August 2018, the FASB issued ASU No. 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20), Disclosure Framework - Changes to the Disclosures Requirements for Defined Benefit Plans. This ASU removes

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

disclosures that no longer are considered cost beneficial, clarifies the specific requirements of disclosures, and adds disclosure requirements identified as relevant. ASU 2018-14 is effective for fiscal years ending after December 15, 2020. Early adoption is permitted for all entities and is to be applied on a retrospective basis. The Company adopted ASU 2018-14 and its related disclosures in the fourth quarter of its 2018 fiscal year. The adoption of ASU 2018-14 did not have a material impact on its consolidated financial statements.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220). Prior to ASU 2018-02, GAAP required deferred tax assets and deferred tax liabilities to be adjusted for the effect of a change in tax laws or rates with the effect included in income from continuing operations in the reporting period including the enactment date. The U.S. Tax Act reduces the historical U.S. corporate tax rate and the effect of that change is required to be included in income from continuing operations, even if the original tax effects were recorded in AOCI. This could cause some tax effects to become stranded in AOCI as they are not updated to reflect the new tax rate. This new standard allows a company to elect to reclass the stranded tax effects resulting from the U.S. Tax Act from AOCI to retained earnings. ASU 2018-02 is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2018. The Company adopted ASU 2018-02 in the fourth quarter of its 2018 fiscal year and has elected not to reclass the stranded tax effects resulting from the U.S. Tax Act from AOCI to retained earnings.

On January 1, 2018, we adopted the accounting standard ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The new standard requires presentation of all components of net periodic pension and postretirement benefit costs, other than service costs, in an income statement line item included in "Non-operating expense (income)." The service cost component will continue to be presented in SG&A. The Company used the practical expedient which permits an employer to use the amounts disclosed in its pension disclosures as the basis for applying the retrospective presentation requirements. On this basis, the Company restated its operating income, which was reduced by $8.5 million and $8.2 million for the years ended December 31, 2017 and 2016, respectively.

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

The majority of our revenue is recognized at a point in time when control is transferred to our customer, which is usually when products are shipped or delivered based upon the specific terms contained within the agreement. Our general payment terms are usually within 30-90 days. We do not have any significant financing components.

The cumulative effect of the changes on our January 1, 2018 opening Consolidated Balance Sheet due to the adoption of ASU 2014-09 was as follows:

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

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The impact of the adoption of ASU 2014-09 on our Consolidated Statements of Income and Consolidated Balance Sheet for the year ended December 31, 2018 was as follows:

(in millions)	As Reported	Balances without adoption of ASU 2014-09	Effect of Change Higher/(Lower)
Consolidated Statements of Income:
Net sales	$1,941.2	$1,943.4	$(2.2)
Cost of products sold	1,313.4	1,314.7	(1.3)
Income tax expense	51.2	51.4	(0.2)
Net income	106.7	107.4	(0.7)

Consolidated Balance Sheet:
Assets:
Accounts receivable, net	428.4	425.7	2.7
Inventories	340.6	342.8	(2.2)
Other current assets	44.2	39.1	5.1

Liabilities and stockholders' equity:
Accrued customer program liabilities	114.5	115.6	(1.1)
Other current liabilities	127.8	122.4	5.4
Deferred income taxes	176.2	175.8	0.4
Accumulated deficit	(656.8)	(657.7)	0.9

See "Note 5. Revenue Recognition" for the required disclosures related to ASU 2014-09.

3. Acquisitions

Acquisition of GOBA (the "GOBA Acquisition")

On July 2, 2018, the Company completed the GOBA Acquisition. GOBA is a leading provider of school and craft products in Mexico under the Barrilito® brand. The GOBA Acquisition is expected to increase the breadth and depth of our distribution, especially with wholesalers and retailers throughout Mexico and complement our existing office products portfolio with a strong offering of school and craft products. The results of GOBA are included in the ACCO Brands International segment from July 2, 2018.

The purchase price paid at closing was Mex$796.8 million (US$39.9 million based on July 2, 2018 exchange rates), subject to working capital and other adjustments. The preliminary purchase price, net of cash acquired of $1.9 million, was $38.0 million. A portion of the purchase price (Mex$115.0 million ($5.8 million based on July 2, 2018 exchange rates)) is being held in an escrow account for a period of up to 5 years after closing in the event of any claims against the sellers under the stock purchase agreement. The Company may also make claims against the sellers directly, subject to limitations in the stock purchase agreement, if the escrow is depleted. The GOBA Acquisition and related expenses were funded by increased borrowing under our revolving facility.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

For accounting purposes, the Company was the acquiring enterprise. The GOBA Acquisition is being accounted for as a purchase business combination and GOBA's results are included in the Company’s consolidated financial statements from July 2, 2018. The net sales for GOBA for the year ended December 31, 2018 were $19.7 million for the period from July 2, 2018 through December 31, 2018.

The following table presents the preliminary allocation of the consideration given to the fair values of the assets acquired and liabilities assumed at the date of GOBA Acquisition:

(in millions)	At July 2, 2018
Calculation of Goodwill:
Purchase price, net of working capital adjustment	$39.9

Plus fair value of liabilities assumed:
Accounts payable and accrued liabilities	9.8
Deferred tax liabilities	3.1
Other non-current liabilities	5.6
Fair value of liabilities assumed	$18.5

Less fair value of assets acquired:
Cash acquired	1.9
Accounts receivable	30.0
Inventory	7.1
Property and equipment	0.6
Identifiable intangibles	10.3
Deferred tax assets	1.9
Other assets	4.2
Fair value of assets acquired	$56.0

Goodwill	$2.4

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

Our fair value estimate of assets acquired and liabilities assumed is pending the completion of several elements, including the final determination of purchase price related to the settlement of differences in working capital, and the valuation of the fair value of the assets acquired and liabilities assumed and final review by our management. The primary areas that are not yet finalized relate to property, plant and equipment, contingent liabilities and income and other taxes. Accordingly, there could be material adjustments to our consolidated financial statements.

The final determination of the purchase price, fair values and resulting goodwill may differ significantly from what is reflected in these consolidated financial statements.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

For the year ended December 31, 2018, transaction costs related to the GOBA Acquisition were $1.1 million. These costs were reported as interest and SG&A expenses in the Company's Consolidated Statements of Income.

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

As a result of the acquisition of Esselte, ACCO Brands become a leading European manufacturer and marketer of branded consumer and office products. The Esselte acquisition added the Leitz®, Rapid® and Esselte® brands in the storage and organization, stapling, punching, business machines and do-it-yourself tools product categories to the Company's portfolio. The combination improved ACCO Brands’ scale and enhanced its position as an industry leader in Europe.

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

For accounting purposes, the Company was the acquiring enterprise. The Esselte Acquisition was accounted for as a purchase business combination and Esselte's results are included in the Company’s consolidated financial statements as of February 1, 2017. The January 2018 net sales for Esselte were $44.2 million.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The following table presents the allocation of the consideration given to the fair values of the assets acquired and liabilities assumed at the date of Esselte Acquisition:

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

For the years ended December 31, 2017 and 2016, transaction costs related to the Esselte Acquisition were $5.0 million and $9.2 million, respectively. These costs were reported as SG&A expenses in the Company's Consolidated Statements of Income.

Acquisition of Australia Stationery Industries, Inc. (the "PA Acquisition")

On May 2, 2016, the Company completed the PA Acquisition, purchasing the remaining 50% interest in the former Pelikan Artline joint venture, which it did not already own. Prior to the PA Acquisition, the Company's investment in the Pelikan Artline joint venture was accounted for under the equity method. Pelikan Artline's product categories include writing instruments, notebooks, binding and lamination, visual communication, cleaning and janitorial supplies, as well as general stationery. Its industry-leading brands include Artline®, Quartet®, GBC®, Spirax® and Texta®, among others.

In the PA Acquisition, ACCO Brands Australia Pty Limited and Bigadale Pty Limited (collectively, ''ACCO Australia"), two wholly-owned indirect subsidiaries of the Company, entered into a Share Sale Agreement (the "Agreement") with Andrew Kaldor, Cherington Investments Pty Ltd, Freiburg Nominees Proprietary Limited, Enora Pty Ltd and Bruce Haynes and certain Guarantors named therein (collectively, the "Seller Parties") to purchase directly or indirectly 100% of the capital stock of Australia Stationery Industries, Inc., which indirectly owned the 50% of the Pelikan Artline joint venture and the issued capital stock of Pelikan Artline Pty Limited (collectively "Pelikan Artline") that was not already owned by ACCO Brands Australia Pty Limited.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

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

The Company financed the PA Acquisition through increased borrowings under its then existing credit facility. See "Note 4. Long-term Debt and Short-term Borrowings" for details on these additional borrowings.

For accounting purposes, the Company is the acquiring enterprise. The PA Acquisition was accounted for as a purchase business combination and Pelikan Artline's results are included in the Company’s consolidated financial statements from the date of the PA Acquisition, May 2, 2016.

The Company’s previously held equity interest in the Pelikan Artline joint venture was remeasured to fair value at the date the controlling interest was acquired. The fair value of the previously held equity interest in the Pelikan Artline joint venture was determined by applying the income approach and using significant inputs that market participants would consider, including: revenue growth rates, operating margins, a discount rate and an adjustment for lack of control. The $28.9 million excess of the fair value of the previously held equity interest when compared to the carrying value was recognized as a gain in "Other expense (income), net” in the Consolidated Statements of Income.

The calculation of consideration given in the PA Acquisition is described in the following table.

(in millions)	At May 2, 2016
Purchase price, net of working capital adjustment	$103.7
Fair value of previously held equity interest	69.3
Consideration for Pelikan Artline	$173.0

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The following table presents the allocation of the consideration given to the fair values of the assets acquired and liabilities assumed at the date of PA Acquisition:.

(in millions)	At May 2, 2016
Calculation of Goodwill:
Purchase price, net of working capital adjustment	$103.7

Fair value of previously held equity interest	69.3

Plus fair value of liabilities assumed:
Accounts payable and accrued liabilities	21.7
Deferred tax liabilities	0.2
Debt	24.7
Other non-current liabilities	1.4
Fair value of liabilities assumed	$48.0

Less fair value of assets acquired:
Cash acquired	14.9
Accounts receivable	27.0
Inventory	24.1
Property and equipment	2.2
Identifiable intangibles	58.0
Deferred tax assets	5.7
Other assets	8.6
Fair value of assets acquired	$140.5

Goodwill	$80.5

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

For the year ended December 31, 2016, transaction costs related to the PA Acquisition were $1.3 million. These costs were reported as SG&A expenses in the Company's Consolidated Statements of Income.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

4. Long-term Debt and Short-term Borrowings

Notes payable and long-term debt, listed in order of the priority of security interests in assets of the Company, consisted of the following as of December 31, 2018 and 2017:

(in millions)	2018	2017
Euro Senior Secured Term Loan A, due January 2022 (floating interest rate of 1.50% at December 31, 2018 and 1.50% at December 31, 2017)	$289.0	$345.0
Australian Dollar Senior Secured Term Loan A, due January 2022 (floating interest rate of 3.56% at December 31, 2018 and 3.29% at December 31, 2017)	43.0	60.0
U.S. Dollar Senior Secured Revolving Credit Facility, due January 2022 (floating interest rate of 4.36% at December 31, 2018 and 3.53% at December 31, 2017)	106.8	48.9
Australian Dollar Senior Secured Revolving Credit Facility, due January 2022 (floating interest rate of 3.54% at December 31, 2018 and 3.28% at December 31, 2017)	73.9	85.0
Senior Unsecured Notes, due December 2024 (fixed interest rate of 5.25%)	375.0	400.0
Other borrowings	0.3	0.6
Total debt	888.0	939.5
Less:
Current portion	39.5	43.2
Debt issuance costs, unamortized	5.5	7.1
Long-term debt, net	$843.0	$889.2

As of December 31, 2018, there were $180.7 million in borrowings outstanding under the 2017 Revolving Facility. The remaining amount available for borrowings was $309.0 million (allowing for $10.3 million of letters of credit outstanding on that date).

Third Amended and Restated Credit Agreement

The Company is party to a Third Amended and Restated Credit Agreement, dated as of January 27, 2017, among the Company, certain subsidiaries of the Company, Bank of America, N.A., as administrative agent, and the other agents and various lenders party thereto, which was subsequently amended effective July 26, 2018 (the "Credit Agreement"). The Credit Agreement provides for a five-year senior secured credit facility, which consists of a €300.0 million (US$320.8 million based on January 27, 2017 exchange rates) term loan facility (the "Euro Term Loan A"), a A$80.0 million (US$60.4 million based on January 27, 2017 exchange rates) term loan facility (the "AUD Term Loan A" and, together with the Euro Term Loan A, the "Term A Loan Facility"), and a US$500.0 million multi-currency revolving credit facility (the "Revolving Facility").

Maturity and Amortization

Borrowings under the Revolving Facility and the Term A Loan Facility mature on January 27, 2022. Amounts under the Revolving Facility are non-amortizing. Beginning June 30, 2017, the outstanding principal amounts under the Term A Loan Facility are payable in quarterly installments in an amount representing, on an annual basis, 5.0% of the initial aggregate principal amount of such loan facility and increasing to 12.5% on an annual basis by June 30, 2020.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Interest Rates

Amounts outstanding under the Credit Agreement bear interest at a rate per annum equal to the Euro Rate with a 0% floor, the Australian BBSR Rate, the Canadian BA Rate or the Base Rate, as applicable and as each such rate is defined in the Credit Agreement, plus an "applicable rate." The applicable rate applied to outstanding Euro, Australian and Canadian dollar denominated loans and Base Rate loans is based on the Company’s Consolidated Leverage Ratio (as defined in the Credit Agreement) as follows:

Consolidated Leverage Ratio	Applicable Rate on Euro/AUD/CDN Dollar Loans	Applicable Rate on Base Rate Loans
> 4.00 to 1.00	2.50%	1.50%
≤ 4.00 to 1.00 and > 3.50 to 1.00	2.25%	1.25%
≤ 3.50 to 1.00 and > 3.00 to 1.00	2.00%	1.00%
≤ 3.00 to 1.00 and > 2.00 to 1.00	1.50%	0.50%
≤ 2.00 to 1.00	1.25%	0.25%

As of December 31, 2018, the applicable rate on Euro, Australian and Canadian dollar loans was 1.50% and the applicable rate on Base Rate loans was 0.50%. Undrawn amounts under the Revolving Facility are subject to a commitment fee rate of 0.25% to 0.40% per annum, depending on the Company’s Consolidated Leverage Ratio. As of December 31, 2018, the commitment fee rate was 0.30%.

Prepayments

Subject to certain conditions and specific exceptions, the Credit Agreement requires the Company to prepay outstanding amounts under the Credit Agreement under various circumstances, including (a) if sales or dispositions of certain property or assets in any fiscal year result in the receipt of net cash proceeds of $12.0 million, then an amount equal to 100% of the net cash proceeds received in excess of such $12.0 million, and (b) with respect to the AUD Term Loan A, in an amount equal to 100% of the net cash proceeds received from the disposition of any real property located in Australia. The Company also would be required to make prepayments in the event it receives proceeds related to certain property insurance or condemnation awards, from additional debt other than debt permitted under the Credit Agreement and from excess cash flow as determined under the Credit Agreement. The Credit Agreement also contains other customary prepayment obligations and provides for voluntary commitment reductions and prepayment of loans, subject to certain conditions and exceptions.

Dividends and Share Repurchases

Under the Credit Agreement, the Company may pay dividends and/or repurchase shares in an aggregate amount not to exceed the sum of: (i) the greater of $30.0 million and 1% of the Company’s Consolidated Total Assets (as defined in the Credit Agreement); plus (ii) an additional amount not to exceed $75.0 million in any fiscal year (provided the Company’s Consolidated Leverage Ratio after giving pro forma effect to the restricted payment would be greater than 2.50:1.00 and less than or equal to 3.75:1.00); plus (iii) an additional amount so long as the Consolidated Leverage Ratio after giving pro forma effect to the restricted payment would be less than or equal to 2.50:1.00; plus (iv) any Net Equity Proceeds (as defined in the Credit Agreement).

Financial Covenants

The Company’s Consolidated Leverage Ratio as of the end of any fiscal quarter may not exceed 3.75:1.00; provided that following the consummation of a Material Acquisition (as defined in the Credit Agreement), and as of the end of the fiscal quarter in which such Material Acquisition occurred and as of the end of the three fiscal quarters thereafter, the maximum Consolidated Leverage Ratio level above will increase by 0.50:1.00, provided that no more than one such increase can be in effect at any time. The Esselte Acquisition qualified as a Material Acquisition under the Credit Agreement.

The Credit Agreement requires the Company to maintain a Consolidated Fixed Charge Coverage Ratio (as defined in the Credit Agreement) as of the end of any fiscal quarter at or above 1.25 to 1.00.

As of December 31, 2018, our Consolidated Leverage Ratio was approximately 2.8 to 1 and our Fixed Charge Coverage Ratio was approximately 2.0 to 1.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Other Covenants and Restrictions

The Credit Agreement contains customary affirmative and negative covenants as well as events of default, including payment defaults, breach of representations and warranties, covenant defaults, cross-defaults, certain bankruptcy or insolvency events, certain ERISA-related events, changes in control or ownership and invalidity of any loan document. The Credit Agreement also establishes limitations on the aggregate amount of Permitted Acquisitions and Investments (each as defined in the Credit Agreement) that the Company and its subsidiaries may make during the term of the Credit Agreement.

Incremental Facilities

The Credit Agreement permits the Company to seek increases in the size of the Revolving Facility and the Term A Facility prior to maturity by up to $500.0 million in the aggregate, subject to lender commitment and the conditions set forth in the Credit Agreement.

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

During the second quarter of 2018, the Company repurchased $25.0 million of the New Notes at par.

The New Indenture contains covenants that could limit the ability of the Company and its restricted subsidiaries to, among other things: (i) incur additional indebtedness or issue disqualified stock or, in the case of the Company’s restricted subsidiaries, preferred stock; (ii) create liens; (iii) pay dividends, make certain investments or make other restricted payments; (iv) sell certain assets or merge with or into other companies; (v) enter into transactions with affiliates; and (vi) allow any restricted subsidiary to pay dividends, loans, or assets to the Company or other restricted subsidiaries. These covenants are subject to a number of important limitations and exceptions. The New Indenture also provides for events of default, which, if any of them occurs, would permit or require the principal, premium, if any, and accrued but unpaid interest on all the then outstanding New Notes to be immediately due and payable.

In the fourth quarter of 2016, the Company borrowed $73.9 million under its revolving credit facility and applied the funds, together with the net proceeds from the issuance of the New Notes and cash on hand, toward the payment of the redemption price for all of the 6.75% Senior Notes due 2020 (the "Old Notes"). The aggregate redemption price of $531.5 million consisted of principal due and payable on the Old Notes, a "make-whole" call premium of $25.0 million (included in "Other expense (income), net"), and accrued and unpaid interest of $6.5 million (included in "Interest expense").

Also included in "Other expense (income), net" in 2016 was a $4.9 million charge for the write-off of debt issuance costs associated with the Old Notes. Additionally, we incurred and capitalized approximately $6.1 million in bank, legal and other fees associated with the issuance of the New Notes in 2016.

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

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

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

Financing of PA Acquisition

The PA Acquisition, which closed in the second quarter of 2016, was financed through a borrowing under the 2015 Credit Agreement of A$100.0 million (US$76.6 million based on May 2, 2016 exchange rates) by ACCO Australia Holdings in the form of an incremental Australian Dollar Senior Secured Term A loan, along with additional borrowings of A$152.0 million (US$116.4 million based on May 2, 2016 exchange rates) under the 2015 Revolving Facility. The Company used some of the proceeds from the borrowings to reduce the then existing U.S. Dollar Senior Secured Term Loan A due April 2020 by $78.0 million and to pay off the debt assumed in the PA Acquisition of A$32.1 million (US$24.5 million based on May 2, 2016 exchange rates).

Compliance with Loan Covenants

As of and for the periods ended December 31, 2018 and December 31, 2017, the Company was in compliance with all applicable loan covenants.

Guarantees and Security

Generally, obligations under the Credit Agreement are guaranteed by certain of the Company's existing and future subsidiaries, and are secured by substantially all of the Company's and certain guarantor subsidiaries' assets, subject to certain exclusions and limitations.

The New Notes are irrevocably and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by each of our existing and future domestic subsidiaries other than certain excluded subsidiaries. The New Notes and the related guarantees rank equally in right of payment with all of the existing and future senior debt of the Company and the guarantors, senior in right of payment to all of the existing and future subordinated debt of the Company and the guarantors, and effectively subordinated to all of the existing and future secured indebtedness of the Company and the guarantors to the extent of the value of the assets securing such indebtedness. The New Notes and the guarantees are and will be structurally subordinated to all existing and future liabilities, including trade payables, of each of the Company's subsidiaries that do not guarantee the notes.

5. Revenue Recognition

On January 1, 2018, the Company adopted accounting standard ASU 2014-09, Revenue from Contracts with Customers and all related amendments (Topic 606), applying the modified retrospective transition method to all customer contracts that were not completed as of January 1, 2018. Results for reporting periods beginning after December 31, 2017 are presented under ASU 2014-09, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for the prior period. The Company recorded a net increase to beginning retained earnings of $1.6 million as of January 1, 2018 due to the cumulative impact of adopting ASU 2014-09. The impact of adopting ASU 2014-09 to our financial statements as of, and for the year ended December 31, 2018 was immaterial.

Revenue is recognized when control of the promised goods or services is transferred to our customers in an amount reflective of the consideration we expect to be received in exchange for those goods or services. Taxes we collect concurrent with revenue producing activities are excluded from revenue. Incidental items incurred that are immaterial in the context of the contract are expensed.

At the inception of each contract, the Company assesses the products and services promised and identifies each distinct performance obligation. To identify the performance obligations, the Company considers all products and services promised regardless of whether they are explicitly stated or implied within the contract or by standard business practices.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Service or Extended Maintenance Agreements ("EMAs") As of January 1, 2018, there was $5.2 million of unearned revenue associated with outstanding EMAs, primarily reported in "Other current liabilities." During the year ended December 31, 2018, $4.5 million of the unearned revenue as of January 1, 2018 from EMAs was recognized. As of December 31, 2018, the amount of unearned revenue from EMAs was $5.0 million. We expect to recognize approximately $4.3 million of the unearned amount in the next 12 months and $0.7 million in future periods beyond the next 12 months.

The following tables presents our net sales disaggregated by regional geography(1), based upon our reporting business segments for the years ended December 31, 2018 and 2017 and our net sales disaggregated by the timing of revenue recognition for the year ended December 31, 2018:

(in millions)	2018	2017
United States	$819.7	$880.4
Canada	121.0	118.6
ACCO Brands North America	940.7	999.0

ACCO Brands EMEA(2)	605.2	542.8

Australia/N.Z.	169.2	187.9
Latin America	178.0	173.3
Asia-Pacific	48.1	45.8
ACCO Brands International	395.3	407.0
Net sales	$1,941.2	$1,948.8

(1) Net sales are attributed to geographic areas based on the location of the selling entities.
(2) ACCO Brands EMEA is comprised largely of Europe, but also includes export sales to the Middle East and Africa.

(in millions)	2018
Product and services transferred at a point in time	$1,862.2
Product and services transferred over time	79.0
Net sales	$1,941.2

For more information, see "Note 2. Significant Accounting Policies, Recent Accounting Pronouncements and Adopted Accounting Standards - Revenue Recognition."

6. Pension and Other Retiree Benefits

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

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

On September 30, 2012, our legacy U.K. pension plan was frozen. As of December 31, 2016, all of our Canadian pension plans were frozen.

We also provide post-retirement health care and life insurance benefits to certain employees and retirees in the U.S., U.K. and Canada. All but one of these benefit plans have been frozen to new participants. Many employees and retirees outside of the U.S. are covered by government health care programs.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The following table sets forth our defined benefit pension and post-retirement plans funded status and the amounts recognized in our Consolidated Balance Sheets:

	Pension				Post-retirement
	U.S.		International
(in millions)	2018	2017	2018	2017	2018	2017
Change in projected benefit obligation (PBO)
Projected benefit obligation at beginning of year	$206.5	$200.1	$695.0	$345.1	$6.8	$6.7
Service cost	1.6	1.4	1.9	1.9	0.1	—
Interest cost	6.7	7.1	12.9	13.4	0.2	0.2
Actuarial (gain) loss	(15.6)	14.7	(26.6)	13.2	(0.3)	—
Participants’ contributions	—	—	0.1	0.1	0.1	0.1
Benefits paid	(10.9)	(16.8)	(26.9)	(26.5)	(0.4)	(0.5)
Curtailment gain	—	—	(0.9)	—	—	—
Settlement gain	—	—	(2.0)	—	—	—
Plan amendments	—	—	6.8	—	—	—
Foreign exchange rate changes	—	—	(35.3)	59.8	(0.3)	0.3
Esselte Acquisition	—	—	—	288.0	—	—
Other items	—	—	2.3	—	—	—
Projected benefit obligation at end of year	188.3	206.5	627.3	695.0	6.2	6.8
Change in plan assets
Fair value of plan assets at beginning of year	162.1	150.5	463.8	302.7	—	—
Actual return on plan assets	(15.8)	21.1	(10.0)	21.3	—	—
Employer contributions	5.7	7.3	14.9	14.0	0.3	0.4
Participants’ contributions	—	—	0.1	0.1	0.1	0.1
Benefits paid	(10.9)	(16.8)	(26.9)	(26.5)	(0.4)	(0.5)
Settlement gain	—	—	(2.0)	—	—	—
Foreign exchange rate changes	—	—	(24.6)	38.2	—	—
Esselte Acquisition	—	—	—	114.0	—	—
Other items	—	—	2.3	—	—	—
Fair value of plan assets at end of year	141.1	162.1	417.6	463.8	—	—
Funded status (Fair value of plan assets less PBO)	$(47.2)	$(44.4)	$(209.7)	$(231.2)	$(6.2)	$(6.8)
Amounts recognized in the Consolidated Balance Sheets consist of:
Other non-current assets	$—	$—	$1.4	$0.6	$—	$—
Other current liabilities	—	—	6.7	6.9	0.6	0.6
Pension and post-retirement benefit obligations(1)	47.2	44.4	204.4	224.9	5.6	6.2
Components of accumulated other comprehensive income, net of tax:
Unrecognized actuarial loss (gain)	64.7	56.9	97.1	100.5	(3.5)	(3.6)
Unrecognized prior service cost (credit)	1.5	1.7	5.0	(0.2)	(0.2)	(0.2)

(1)
Pension and post-retirement benefit obligations of $257.2 million as of December 31, 2018, decreased from $275.5 million as of December 31, 2017, primarily due to cash contributions and favorable foreign currency translation.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The accumulated benefit obligation for all pension plans was $806.1 million and $887.9 million at December 31, 2018 and 2017, respectively.

The following table sets out information for pension plans with an accumulated benefit obligation in excess of plan assets:

	U.S.		International
(in millions)	2018	2017	2018	2017
Accumulated benefit obligation	$188.3	$205.4	$564.6	$662.8
Fair value of plan assets	141.1	162.1	362.9	443.5

The following table sets out information for pension plans with a projected benefit obligation in excess of plan assets:

	U.S.		International
(in millions)	2018	2017	2018	2017
Projected benefit obligation	$188.3	$206.5	$574.0	$675.3
Fair value of plan assets	141.1	162.1	362.9	443.5

The components of net periodic benefit (income) expense for pension and post-retirement plans for the years ended December 31, 2018, 2017, and 2016, were as follows:

	Pension						Post-retirement
	U.S.			International
(in millions)	2018	2017	2016	2018	2017	2016	2018	2017	2016
Service cost	$1.6	$1.4	$1.3	$1.9	$1.9	$0.8	$0.1	$—	$0.1
Interest cost	6.7	7.1	7.3	12.9	13.4	10.3	0.2	0.2	0.2
Expected return on plan assets	(11.8)	(12.3)	(11.9)	(22.7)	(21.8)	(17.6)	—	—	—
Amortization of net loss (gain)	2.7	2.0	1.8	3.4	3.0	2.3	(0.4)	(0.4)	(0.4)
Amortization of prior service cost	0.4	0.4	0.4	—	—	—	(0.1)	—	—
Curtailment gain	—	—	—	(0.6)	—	—	—	—	(0.6)
Net periodic benefit income(2)	$(0.4)	$(1.4)	$(1.1)	$(5.1)	$(3.5)	$(4.2)	$(0.2)	$(0.2)	$(0.7)

(2)	The components, other than service cost, are included in the line "Non-operating pension income" in the Consolidated Statements of Income.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Other changes in plan assets and benefit obligations that were recognized in accumulated other comprehensive income (loss) during the years ended December 31, 2018, 2017, and 2016 were as follows:

	Pension						Post-retirement
	U.S.			International
(in millions)	2018	2017	2016	2018	2017	2016	2018	2017	2016
Current year actuarial loss (gain)	$12.0	$5.9	$0.9	$5.3	$14.3	$27.9	$(0.3)	$—	$(1.0)
Amortization of actuarial (loss) gain	(2.7)	(2.0)	(1.8)	(3.4)	(3.0)	(2.3)	0.4	0.4	1.0
Current year prior service cost	—	—	—	6.5	—	—	—	—	—
Amortization of prior service (cost) credit	(0.4)	(0.4)	(0.4)	0.3	—	—	0.1	—	—
Foreign exchange rate changes	—	—	—	(7.1)	10.7	(15.5)	0.1	(0.2)	0.5
Total recognized in other comprehensive income (loss)	$8.9	$3.5	$(1.3)	$1.6	$22.0	$10.1	$0.3	$0.2	$0.5
Total recognized in net periodic benefit cost (income) and other comprehensive income (loss)	$8.5	$2.1	$(2.4)	$(3.5)	$18.5	$5.9	$0.1	$—	$(0.2)

Assumptions

The weighted average assumptions used to determine benefit obligations for the years ended December 31, 2018, 2017, and 2016 were as follows:

	Pension						Post-retirement
	U.S.			International
	2018	2017	2016	2018	2017	2016	2018	2017	2016
Discount rate	4.6%	3.7%	4.3%	2.5%	2.3%	2.7%	3.7%	3.2%	3.4%
Rate of compensation increase	N/A	N/A	N/A	3.0%	2.8%	3.1%	N/A	N/A	N/A

The weighted average assumptions used to determine net periodic benefit (income) expense for the years ended December 31, 2018, 2017, and 2016 were as follows:

	Pension						Post-retirement
	U.S.			International
	2018	2017	2016	2018	2017	2016	2018	2017	2016
Discount rate	3.5%	3.8%	4.6%	2.1%	2.3%	3.7%	3.2%	3.4%	3.9%
Expected long-term rate of return	7.4%	7.8%	7.8%	5.0%	5.5%	6.0%	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	2.8%	3.1%	3.0%	N/A	N/A	N/A

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The weighted average health care cost trend rates used to determine post-retirement benefit obligations and net periodic benefit (income) expense as of December 31, 2018, 2017, and 2016 were as follows:

	Post-retirement
	2018	2017	2016
Health care cost trend rate assumed for next year	7%	7%	8%
Rate that the cost trend rate is assumed to decline (the ultimate trend rate)	5%	5%	5%
Year that the rate reaches the ultimate trend rate	2026	2025	2025

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

Our pension plan weighted average asset allocations as of December 31, 2018 and 2017 were as follows:

	2018		2017
	U.S.	International	U.S.	International
Asset category
Equity securities	58%	16%	57%	26%
Fixed income	27	20	30	29
Real estate	3	5	6	5
Other(3)	12	59	7	40
Total	100%	100%	100%	100%

(3)	Multi-strategy hedge funds, insurance contracts and cash and cash equivalents for certain of our plans.

U.S. Pension Plan Assets

The fair value measurements of our U.S. pension plan assets by asset category as of December 31, 2018 were as follows:

(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value as of December 31, 2018
Mutual funds	$77.1	$—	$—	$77.1
Exchange traded funds	54.0	—	—	54.0
Common collective trust funds	—	1.7	—	1.7
Investments measured at net asset value(4)
Multi-strategy hedge funds				8.3
Total	$131.1	$1.7	$—	$141.1

(4)
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

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The fair value measurements of our U.S. pension plan assets by asset category as of December 31, 2017 were as follows:

(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value as of December 31, 2017
Mutual funds	$94.8	$—	$—	$94.8
Exchange traded funds	56.6	—	—	56.6
Common collective trust funds	—	1.7	—	1.7
Investments measured at net asset value(4)
Multi-strategy hedge funds				9.0
Total	$151.4	$1.7	$—	$162.1

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

International Pension Plans Assets

The fair value measurements of our international pension plans assets by asset category as of December 31, 2018 were as follows:

(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value as of December 31, 2018
Cash and cash equivalents	$2.7	$—	$—	$2.7
Equity securities	65.7	—	—	65.7
Exchange traded funds	0.3	—	—	0.3
Corporate debt securities	—	71.7	—	71.7
Multi-strategy hedge funds	—	196.3	—	196.3
Insurance contracts	—	25.4	—	25.4
Government debt securities	—	14.0	—	14.0
Investments measured at net asset value(4)
Multi-strategy hedge funds				21.0
Real estate				20.5
Total	$68.7	$307.4	$—	$417.6

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The fair value measurements of our international pension plans assets by asset category as of December 31, 2017 were as follows:

(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value as of December 31, 2017
Cash and cash equivalents	$2.2	$—	$—	$2.2
Equity securities	102.0	—	—	102.0
Exchange traded funds	16.9	—	—	16.9
Corporate debt securities	—	72.2	—	72.2
Multi-strategy hedge funds	—	133.4	—	133.4
Insurance contracts	—	24.4	—	24.4
Government debt securities	—	61.0	—	61.0
Investments measured at net asset value(4)
Multi-strategy hedge funds				30.5
Real estate				21.2
Total	$121.1	$291.0	$—	$463.8

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

Cash Contributions

We contributed $20.9 million to our pension and post-retirement plans in 2018 and expect to contribute approximately $21 million in 2019.

The following table presents estimated future benefit payments to participants for the next ten fiscal years:

	Pension	Post-retirement
(in millions)	Benefits	Benefits
2019	$38.0	$0.6
2020	38.6	0.6
2021	39.5	0.6
2022	40.3	0.5
2023	41.1	0.5
Years 2024 - 2028	213.5	2.2

We also sponsor a number of defined contribution plans. Contributions are determined under various formulas. Costs related to such plans amounted to $13.3 million, $13.4 million and $11.3 million for the years ended December 31, 2018, 2017, and 2016,

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

respectively. The $2.1 million increase in defined contribution plan costs in 2017 compared to 2016 was due to the Esselte Acquisition and additional matching contributions in the U.S.

Multi-Employer Pension Plan

We are a participant in a multi-employer pension plan. The plan has reported significant underfunded liabilities and declared itself in critical and declining status (red). As a result, the trustees of the plan adopted a rehabilitation plan (RP) in an effort to forestall insolvency. Our required contributions to this plan could increase due to the shrinking contribution base resulting from the insolvency of or withdrawal of other participating employers, from the inability or the failure of withdrawing participating employers to pay their withdrawal liability, from lower than expected returns on pension fund assets, and from other funding deficiencies. In the event that we withdraw from participation in the plan, we will be required to make withdrawal liability payments for a period of 20 years or longer in certain circumstances. The present value of our withdrawal liability payments would be recorded as an expense in our Consolidated Statements of Income and as a liability on our Consolidated Balance Sheets in the first year of our withdrawal. The most recent Pension Protection Act (PPA) zone status available in 2018 and 2017 is for the plan’s years ended December 31, 2017 and 2016, respectively. The zone status is based on information that we received from the plan and is certified by the plan’s actuary. Plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded. The Company's contributions are not more than 5% of the total contributions to the plan. Details regarding the plan are outlined in the table below.

		Pension Protection Act Zone Status		FIP/RP Status Pending/Implemented	Contributions				Expiration Date of Collective-Bargaining Agreement
					Year Ended December 31,
Pension Fund	EIN/Pension Plan Number	2018	2017		2018	2017	2016	Surcharge Imposed
PACE Industry Union-Management Pension Fund	11-6166763 / 001	Red	Red	Implemented	$0.3	$0.2	$0.3	Yes	6/30/2023

7. Stock-Based Compensation

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

Beginning in 2018, the Company initiated a cash dividend to stockholders and began accruing dividend equivalents (“DEs") on all outstanding RSU's and PSUs as permitted by the Plan. DEs entitle holders of RSUs and PSUs to the same dividend value per share as holders of common stock. RSUs and PSUs are credited with DEs that are converted to RSUs at the fair market value of our common stock on the dates the dividend payments are made and are subject to the same terms and conditions as the underlying award. DEs credited to RSUs and PSUs will only be paid to the extent the awards vest and any performance goals are achieved.

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

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The following table summarizes the impact of all stock-based compensation expense on our Consolidated Statements of Income for the years ended December 31, 2018, 2017 and 2016:

(in millions)	2018	2017	2016
Selling, general and administrative expense	$8.8	$17.0	$19.4
Loss before income tax	(8.8)	(17.0)	(19.4)
Income tax benefit	(2.2)	(6.1)	(7.0)
Net loss	$(6.6)	$(10.9)	$(12.4)

There was no capitalization of stock-based compensation expense.

Stock-based compensation expense by award type for the years ended December 31, 2018, 2017 and 2016 was as follows:

(in millions)	2018	2017	2016
Stock option compensation expense	$2.0	$2.4	$2.9
RSU compensation expense	4.7	4.3	4.5
PSU compensation expense	2.1	10.3	12.0
Total stock-based compensation expense	$8.8	$17.0	$19.4

Stock Options

The exercise price of each stock option equals or exceeds the fair market price of our stock on the date of grant. Options can generally be exercised over a maximum term of up to seven years. Stock options outstanding as of December 31, 2018 generally vest ratably over three years. In 2016, no stock option awards were made. SSARs were last issued in 2009 and expired in 2016. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model and the weighted average assumptions as outlined in the following table:

	Year Ended December 31,
	2018		2017
Weighted average expected lives	4.8	years	4.8	years
Weighted average risk-free interest rate	2.62%		2.04%
Weighted average expected volatility	36.4%		39.7%
Expected dividend yield	1.87%		0.00%
Weighted average grant date fair value	$3.76		$4.70

Volatility was calculated using ACCO Brands' historic volatility. The weighted average expected option term reflects ACCO Brands' historic life for all option tranches. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

A summary of the changes in stock options outstanding under the Plan during the year ended December 31, 2018 is presented below:

	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2017	4,272,651	$8.68
Granted	769,477	$12.82
Exercised	(825,186)	$8.22
Forfeited	(91,875)	$12.19
Outstanding at December 31, 2018	4,125,067	$9.46	3.3 years	$0.5	million
Exercisable shares at December 31, 2018	2,942,466	$8.12	2.2 years	$0.5	million

We received cash of $6.8 million, $4.2 million and $6.8 million from the exercise of stock options during the years ended December 31, 2018, 2017 and 2016, respectively. The aggregate intrinsic value of options exercised during the years ended December 31, 2018, 2017 and 2016 totaled $4.1 million, $2.8 million and $3.5 million, respectively.

The aggregate intrinsic value of SSARs exercised during the year ended December 31, 2016 totaled $2.9 million. As of December 31, 2016, there were no longer any SSARs outstanding.

The fair value of options vested during the years ended December 31, 2018, 2017 and 2016 was $2.3 million, $2.6 million and $4.1 million, respectively. As of December 31, 2018, we had unrecognized compensation expense related to stock options of $3.3 million, which will be recognized over a weighted-average period of 1.8 years.

Stock Unit Awards

RSUs vest over a pre-determined period of time, generally three years from the date of grant. Stock-based compensation expense for the years ended December 31, 2018, 2017 and 2016 includes $1.1 million, $0.8 million and $0.9 million, respectively, of expense that consisted of shares of stock (included in RSU compensation expense) and RSUs granted to non-employee directors. The non-employee director RSU's became fully vested on the grant date. PSUs also vest over a pre-determined period of time, minimally three years, but are further subject to the achievement of certain business performance criteria being met during the vesting period. Based upon the level of achieved performance, the number of shares actually awarded can vary from 0% to 150% of the original grant.

There were 1,446,634 RSUs outstanding as of December 31, 2018. All outstanding RSUs as of December 31, 2018 vest within three years of their date of grant. We generally recognize compensation expense for our RSU awards ratably over the service period. Also outstanding as of December 31, 2018 were 1,604,394 PSUs. All outstanding PSUs as of December 31, 2018 vest at the end of their respective performance periods subject to the level of achievement of the performance targets associated with such awards. Upon vesting, all of the remaining RSU and PSU awards will be converted into the right to receive one share of common stock of the Company for each unit that vests. The cost of these awards is determined using the fair value of the shares on the date of grant, and compensation expense is generally recognized over the period during which the employee provides the requisite service to the Company. We generally recognize compensation expense for our PSU awards ratably over the vesting period based on management’s judgment of the likelihood that performance measures will be attained.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

A summary of the changes in the RSUs outstanding under the Plan during 2018 is presented below:

	Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2017	1,534,058	$9.10
Granted	465,378	$12.71
Vested and distributed	(493,003)	$7.60
Forfeited and cancelled	(59,799)	$10.52
Outstanding at December 31, 2018	1,446,634	$10.72
Vested and deferred at December 31, 2018(1)	405,925	$9.76

(1)	Included in outstanding at December 31, 2018. Vested and deferred RSUs are primarily related to deferred compensation for non-employee directors.

For the years ended December 31, 2017 and 2016, we granted 438,521 and 516,739 RSUs, respectively. The weighted-average grant date fair value of our RSUs was $12.71, $12.65, and $8.05 for the years ended December 31, 2018, 2017 and 2016, respectively. The fair value of RSUs that vested during the years ended December 31, 2018, 2017 and 2016 was $4.7 million, $5.5 million and $5.2 million, respectively. As of December 31, 2018, we have unrecognized compensation expense related to RSUs of $5.3 million, which will be recognized over a weighted-average period of 1.8 years.

A summary of the changes in the PSUs outstanding under the Plan during 2018 is presented below:

	Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2017	3,531,312	$8.82
Granted	747,996	$12.82
Vested	(1,327,613)	$7.54
Forfeited and cancelled	(140,521)	$10.63
Other - decrease due to performance of PSU's	(1,206,780)	$11.57
Outstanding at December 31, 2018	1,604,394	$9.46

For the years ended December 31, 2017 and 2016 we granted 706,732 and 1,013,242 PSUs, respectively. For the years ended December 31, 2018, 2017 and 2016, 1,327,613, 1,502,327 and 1,072,692 PSUs vested, respectively. The weighted-average grant date fair value of our PSUs was $12.82, $12.75, and $7.65 for the years ended December 31, 2018, 2017 and 2016, respectively. The fair value of PSUs that vested during the years ended December 31, 2018, 2017 and 2016 was $10.0 million, $9.3 million and $8.1 million respectively. As of December 31, 2018, we have unrecognized compensation expense related to PSUs of $3.1 million, which will be recognized over a weighted-average period of 1.3 years.

8. Inventories

The components of inventories were as follows:

	December 31,
(in millions)	2018	2017
Raw materials	$55.4	$38.2
Work in process	4.3	4.1
Finished goods	280.9	211.9
Total inventories	$340.6	$254.2

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

9. Property, Plant and Equipment, Net

The components of net property, plant and equipment were as follows:

	December 31,
(in millions)	2018	2017
Land and improvements	$25.2	$28.0
Buildings and improvements to leaseholds	144.2	152.6
Machinery and equipment	440.7	453.5
Construction in progress	8.6	11.1
	618.7	645.2
Less: accumulated depreciation	(355.0)	(366.7)
Property, plant and equipment, net(1)	$263.7	$278.5

(1)
Net property, plant and equipment as of December 31, 2018 and 2017 contained $51.9 million and $42.1 million, respectively of computer software assets, respectively, which are classified within machinery and equipment and construction in progress. Amortization expense for software was $8.2 million, $7.1 million and $7.0 million for the years ended December 31, 2018, 2017 and 2016, respectively.

10. Goodwill and Identifiable Intangible Assets

Goodwill

Changes in the net carrying amount of goodwill by segment were as follows:

(in millions)	ACCO Brands North America	ACCO Brands EMEA	ACCO Brands International	Total

Balance at December 31, 2016	$380.7	$39.5	$166.9	$587.1
Esselte Acquisition	(5.1)	113.2	(1.6)	106.5
Foreign currency translation	—	(23.3)	—	(23.3)
Balance at December 31, 2017	$375.6	$129.4	$165.3	$670.3
GOBA Acquisition	—	—	2.4	2.4
Foreign currency translation	—	36.2	—	36.2
Balance at December 31, 2018	$375.6	$165.6	$167.7	$708.9

The goodwill balance includes $215.1 million of accumulated impairment losses, which occurred prior to December 31, 2016.

Goodwill has been recorded on our Consolidated Balance Sheet related to the Esselte Acquisition and represents the excess of the cost of the Esselte Acquisition when compared to the fair value estimate of the net assets acquired on January 31, 2017 (the date of the Esselte Acquisition). Goodwill has been recorded on our Consolidated Balance Sheet related to the GOBA Acquisition and represents the excess of the cost of the GOBA Acquisition when compared to the fair value estimate of the net assets acquired on July 2, 2018 (the date of the GOBA Acquisition). See "Note 3. Acquisitions" for details on the calculation of the goodwill acquired in the acquisitions.

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

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

A considerable amount of management judgment and assumptions are required in performing the impairment tests, principally in determining the fair value of each reporting unit and the indefinite lived intangible assets. While we believe our judgments and assumptions are reasonable, different assumptions could change the estimated fair values and, therefore, impairment charges could be required. Significant negative industry or economic trends, disruptions to our business, loss of significant customers, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in the use of the assets or in entity structure, and divestitures may adversely impact the assumptions used in the valuations and ultimately result in future impairment charges.

Identifiable Intangibles

We test indefinite-lived intangibles for impairment at least annually and on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. We performed this annual assessment, on a qualitative basis, as allowed by GAAP, for the majority of indefinite-lived trade names in the second quarter of 2018 and concluded that no impairment existed. For one of our indefinite-lived trade names that was not substantially above its carrying value, Mead®, we performed a quantitative test in the second quarter of 2018. A 1.5% long-term growth and an 11.5% discount rate were used. We concluded that the Mead® trade name was not impaired.

As of June 30, 2018, we changed the indefinite-lived Mead® trade name to an amortizable intangible asset. The change was made as a result of decisions regarding the Company's future use of the trade name. The Company began amortizing the Mead® trade name on a straight-line basis over a life of 30 years on July 1, 2018.

Acquired Identifiable Intangibles

GOBA Acquisition

The valuation of identifiable intangible assets of $10.3 million acquired in the GOBA Acquisition include an amortizable trade name and amortizable customer relationships, which have been recorded at their estimated fair values. The fair value of the trade name was determined using the relief from royalty method, which is based on the present value of royalty fees derived from projected revenues. The fair value of the customer relationships was determined using the multi-period excess earnings method which is based on the present value of the projected after-tax cash flows.

The amortizable trade name is expected to be amortized over 15 years on a straight-line basis, while the customer relationships will be amortized on an accelerated basis over 10 years, from July 2, 2018 the date GOBA was acquired by the Company. The allocations of the acquired identifiable intangibles acquired in the GOBA Acquisition were as follows:

(in millions)	Fair Value	Remaining Useful Life Ranges
Trade name - amortizable	$3.8	15 years
Customer relationships	6.5	10 years
Total identifiable intangibles acquired	$10.3

Esselte Acquisition

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

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Amortizable customer relationships, trade names and patents are expected to be amortized over lives ranging from 10 to 30 years from the Esselte Acquisition date of January 31, 2017. The customer relationships will be amortized on an accelerated basis. The allocations of the acquired identifiable intangibles acquired in the Esselte Acquisition were as follows:

(in millions)	Fair Value	Remaining Useful Life Ranges
Trade name - indefinite lived	$116.8	Indefinite
Trade names - amortizable	53.2	15-30 Years
Customer relationships	102.4	15 Years
Patents	4.6	10 Years
Total identifiable intangibles acquired	$277.0

PA Acquisition

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

Amortizable customer relationships and trade names are being amortized over lives ranging from 12 to 30 years from the PA Acquisition date of May 2, 2016. The customer relationships are being amortized on an accelerated basis. The allocations of the identifiable intangibles acquired in the PA Acquisition were as follows:

(in millions)	Fair Value	Remaining Useful Life Ranges
Trade names - amortizable	$22.0	12-30 Years
Customer relationships	36.0	12 Years
Total identifiable intangibles acquired	$58.0

The gross carrying value and accumulated amortization by class of identifiable intangible assets as of December 31, 2018 and 2017 were as follows:

	December 31, 2018				December 31, 2017
(in millions)	Gross Carrying Amounts	Accumulated Amortization		Net Book Value	Gross Carrying Amounts	Accumulated Amortization		Net Book Value
Indefinite-lived intangible assets:
Trade names	$471.7	$(44.5)	(1)	$427.2	$599.5	$(44.5)	(1)	$555.0
Amortizable intangible assets:
Trade names	306.0	(70.5)		235.5	195.3	(59.4)		135.9
Customer and contractual relationships	240.2	(120.5)		119.7	243.0	(99.3)		143.7
Patents	5.5	(0.9)		4.6	5.8	(0.5)		5.3
Subtotal	551.7	(191.9)		359.8	444.1	(159.2)		284.9
Total identifiable intangibles	$1,023.4	$(236.4)		$787.0	$1,043.6	$(203.7)		$839.9

(1)	Accumulated amortization prior to the adoption of authoritative guidance on goodwill and other intangible assets, at which time further amortization ceased.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The Company’s intangible amortization was $36.7 million, $35.6 million and $21.6 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Estimated amortization expense for amortizable intangible assets for the next five years is as follows:

(in millions)	2019	2020	2021	2022	2023
Estimated amortization expense(2)	$34.9	$31.4	$27.8	$24.3	$22.1

(2)
Actual amounts of amortization expense may differ from estimated amounts due to changes in foreign currency exchange rates, additional intangible asset acquisitions, impairment of intangible assets, accelerated amortization of intangible assets and other events.

11. Restructuring

The Company recorded restructuring expense of $11.7 million for the year ended December 31, 2018, primarily related to additional changes in the operating structure of its North America segment and the continued integration of Esselte within its EMEA segment. The $11.7 million of restructuring expense included $8.3 million of severance costs, $3.2 million of lease abandonment costs and $0.2 million of other expenses. The Company currently expects to record approximately $0.4 million of additional restructuring expenses primarily for lease abandonment during 2019.

During 2017, the Company initiated cost savings plans related to the consolidation and integration of Esselte affecting all three of the Company's segments, but primarily the EMEA segment. The cost savings initiatives undertaken by the Company in 2016 to further enhance its operations in the North America segment were expanded during 2017 to include the change in the operating structure in North America, including integration of our former Computer Products Group.

During 2016, the Company initiated cost savings plans related to the consolidation and integration of the acquired Pelikan Artline business into the Company's already existing Australia and New Zealand businesses within the International segment.

For the years ended December 31, 2018, 2017 and 2016, we recorded restructuring charges of $11.7 million, $21.7 million and $5.4 million, respectively.

The summary of the activity in the restructuring liability (which is included in "Other current liabilities") for the year ended December 31, 2018 was as follows:

(in millions)	Balance at December 31, 2017	Provision	Cash Expenditures	Non-cash Items/ Currency Change	Balance at December 31, 2018
Employee termination costs(1)	$12.0	$8.3	$(12.1)	$(0.3)	$7.9
Termination of lease agreements(2)	0.8	3.2	(2.0)	(0.2)	1.8
Other	0.5	0.2	(0.6)	(0.1)	—
Total restructuring liability	$13.3	$11.7	$(14.7)	$(0.6)	$9.7

(1) We expect the remaining $7.9 million employee termination costs to be substantially paid within the next twelve months.
(2) We expect the remaining $1.8 million termination of lease costs to be substantially paid within the next three months.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The summary of the activity in the restructuring accounts for the year ended December 31, 2017 was as follows:

(in millions)	Balance at December 31, 2016	Esselte Acquisition (3)	Provision	Cash Expenditures	Non-cash Items/ Currency Change	Balance at December 31, 2017
Employee termination costs	$1.4	$1.5	$18.2	$(9.6)	$0.5	$12.0
Termination of lease agreements	0.1	1.2	2.4	(3.1)	0.2	0.8
Other	—	0.1	1.1	(0.7)	—	0.5
Total restructuring liability	$1.5	$2.8	$21.7	$(13.4)	$0.7	$13.3

(3) Restructuring liabilities assumed in the Esselte Acquisition.

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

The summary of the activity in the restructuring accounts for the year ended December 31, 2016 was as follows:

(in millions)	Balance at December 31, 2015	Provision	Cash Expenditures	Balance at December 31, 2016
Employee termination costs	$0.9	$5.2	$(4.7)	$1.4
Termination of lease agreements	0.1	0.2	(0.2)	0.1
Total restructuring liability	$1.0	$5.4	$(4.9)	$1.5

Restructuring charges for the years ended December 31, 2018, 2017 and 2016 by reporting segment were as follows:

	December 31,
(in millions)	2018	2017	2016
ACCO Brands North America	$6.2	$5.5	$1.1
ACCO Brands EMEA	4.9	11.2	—
ACCO Brands International	0.6	5.0	4.3
Total restructuring charges	$11.7	$21.7	$5.4

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

12. Income Taxes

The components of income before income tax were as follows:

(in millions)	2018	2017	2016
Domestic operations	$37.0	$68.7	$33.9
Foreign operations	120.9	89.4	91.2
Total	$157.9	$158.1	$125.1

The reconciliation of income taxes computed at the U.S. federal statutory income tax rate of 21% for 2018 and 35% for 2017 and 2016 to our effective income tax rate was as follows:

(in millions)	2018	2017	2016
Income tax at U.S. statutory rate; 21%, 35% and 35%, respectively	$33.2	$55.3	$43.8
Effect of the U.S. Tax Act	3.1	(25.7)	—
State, local and other tax, net of federal benefit	2.2	3.6	2.4
GILTI/FDII	3.7	—	—
U.S. effect of foreign dividends and withholding taxes	2.2	4.9	4.6
Realized foreign exchange net loss on intercompany loans	—	—	(9.6)
Revaluation of previously held equity interest	—	—	(12.0)
Foreign income taxed at a higher (lower) effective rate	0.9	(6.9)	(4.6)
Net Brazilian Tax Assessment impact	(4.4)	2.2	2.8
Expiration of tax credits	—	—	10.9
Increase (decrease) in valuation allowance	5.2	(0.6)	(9.9)
Excess benefit from stock-based compensation	(2.5)	(5.6)	—
Other	7.6	(0.8)	1.2
Income taxes as reported	$51.2	$26.4	$29.6
Effective tax rate	32.4%	16.7%	23.7%

2018

For 2018, we recorded income tax expense of $51.2 million on income before taxes of $157.9 million. The higher effective rate for 2018 of 32.4% compared to the 2017 effective tax rate, is primarily due to the one-time 2017 beneficial effects of the U.S. Tax Act discussed below under "Tax Reform."

Tax Reform

On December 22, 2017, the U.S. Tax Act was signed into law. The U.S. Tax Act made broad and complex changes to the U.S. tax code, including, but not limited to: (i) reducing the future U.S. federal corporate tax rate from 35 percent to 21 percent; (ii) requiring companies to pay a one-time transition tax on certain undistributed earnings of foreign subsidiaries (the "Transition Toll Tax"); (iii) bonus depreciation that will allow for full expensing of qualified property; (iv) a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries; (v) a new provision designed to tax global intangible low-taxed income ("GILTI"); (vi) the repeal of domestic production activity deductions; (vii) limitations on the deductibility of certain executive compensation expenses; (viii) limitations on the use of foreign tax credits to reduce U.S. income tax liability; and (ix) a new provision that allows a domestic corporation an immediate deduction for a portion of its foreign derived intangible income ("FDII").

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

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the U.S. Tax Act.

The Company was able to make reasonable estimates of the effects and recorded provisional estimates for these items. Changes in tax rates and tax laws are accounted for in the period of enactment. Therefore, during the year ended December 31, 2017, we recorded a net tax benefit totaling $25.7 million related to our provisional estimate of the impact of the U.S. Tax Act. The benefit consisted of an expense of $24.0 million, net of foreign tax credit carryforwards of $14.0 million, for the one-time Transition Toll Tax and a net benefit of $49.7 million in connection with the revaluation of the deferred tax assets and liabilities resulting from the decrease in the U.S. corporate tax rate.

As of December 31, 2018, the Company has revised these estimated amounts and recognized additional net tax expense in the amount of $3.1 million. The Company recognized additional expenses of $0.3 million related to the Transition Toll Tax. The Company recognized additional expense of $3.3 million related to limitations on deductibility of executive compensation expenses including $1.5 million of unrecognized tax benefits and $1.8 million impairment of deferred tax assets. The Company recognized a tax benefit of $0.5 million on the difference between the 2017 U.S. enacted rate of 35% and the 2018 enacted rate of 21%, primarily related to a $4.1 million deductible pension plan contribution included on the Company’s 2017 U.S. Corporation income tax return. As of December 31, 2018, the Company has completed its accounting for the tax effects of the enactment of the U.S. Tax Act; however we expect the U.S. Treasury to issue additional regulations that could have a material financial statement impact on the Company’s effective tax rates in future periods.

Transition Toll Tax

The U.S. Tax Act eliminates the deferral of U.S. income tax on the historical undistributed earnings foreign by imposing the Transition Toll Tax, which is a one-time mandatory deemed repatriation tax on undistributed foreign earnings. The Transition Toll Tax is assessed on the U.S. shareholder's share of the foreign corporation's accumulated foreign earnings that have not previously been taxed in the U.S. Earnings in the form of cash and cash equivalents are taxed at a rate of 15.5% and all other earnings are taxed at a rate of 8.0%.

As of December 31, 2017, we were able to reasonably estimate income tax liabilities of $38.0 million under the Transition Toll Tax, of which $3.0 million was expected to be paid within one year. The Transition Toll Tax is to be paid over an eight-year period, which began in 2018, and will not accrue interest. The Transition Toll Tax expense, net of foreign tax credit carryforwards of $14.0 million, was estimated to be $24.0 million.

On the basis of revised earnings and profits and foreign tax credit computations completed during 2018, the Company recognized additional expense of $0.3 million related to the Transition Toll Tax. The revised Transition Toll Tax is $38.3 million, of which $3.1 million was paid during 2018. The final amount of the Transition Toll Tax, net of tax credit carryforwards of $14.0 million, is $24.3 million.

Effect on Deferred Tax Assets and Liabilities

Our deferred tax assets and liabilities are measured at the enacted tax rate expected to apply when these temporary differences are expected to be realized or settled.

As our deferred tax liabilities exceed the balance of our deferred tax assets as of the date of enactment of the U.S. Tax Act, we recorded a tax benefit of $49.7 million, reflecting the decrease in the U.S. corporate income tax rate. The Company recorded an additional $0.5 million of benefit during 2018 primarily related to a $4.1 million deductible pension plan contribution included on the Company's 2017 U.S. income tax return bringing the total benefit resulting from the reduction in the U.S. corporate income tax rate to $50.2 million.

GILTI

Beginning in 2018, the U.S. Tax Act includes the GILTI provision. The GILTI provision requires that income from non-U.S. subsidiaries be included in the U.S. taxable income if in excess of an allowable return on the non-U.S. subsidiary tangible assets. The Company has elected to treat taxes due on taxable income related to GILTI as a current period expense when incurred. For 2018, we recorded an income tax expense of $4.2 million related to GILTI.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

2017 and 2016

For 2017, we recorded income tax expense of $26.4 million on income before taxes of $158.1 million. The low effective rate for 2017 of 16.7% was primarily driven by a $25.7 million benefit resulting from the U.S. Tax Act, and a $5.6 million benefit due to the impact of the Company's adoption of ASU No. 2016-9, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU No. 2016-9 in 2017.

For 2016, we recorded income tax expense of $29.6 million on income before taxes of $125.1 million. The lower effective rate for 2016 of 23.7% was due to the following: 1) a tax benefit of $12.0 million resulting from the fact that no Australian taxes were due on the $28.9 million non-cash gain arising from the PA Acquisition due to the revaluation of the Company's previously held equity interest to fair value and as well as to the release of a deferred tax liability related to a tax basis difference in the Pelikan Artline joint venture assets, 2) a tax benefit of $9.6 million on a net foreign exchange loss on the repayment of intercompany loans, for which the pre-tax effect was recorded in equity and 3) earnings from foreign jurisdictions which are taxed at a lower rate. In addition, in 2016, the Foreign Tax Credit Carryover from 2007 of $10.9 million expired, and the associated valuation allowance on the carryover was removed; the combination of these two items did not affect income tax expense.

The components of the income tax expense were as follows:

(in millions)	2018	2017	2016
Current expense
Federal and other	$2.7	$41.1	$0.7
Foreign	25.8	30.5	22.9
Total current income tax expense	28.5	71.6	23.6
Deferred expense
Federal and other	11.1	(47.4)	3.5
Foreign	11.6	2.2	2.5
Total deferred income tax expense (benefit)	22.7	(45.2)	6.0
Total income tax expense	$51.2	$26.4	$29.6

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The components of deferred tax assets (liabilities) were as follows:

(in millions)	2018	2017
Deferred tax assets
Compensation and benefits	$17.2	$18.5
Pension	46.1	49.6
Inventory	10.7	10.6
Other reserves	15.7	15.2
Accounts receivable	6.1	5.7
Foreign tax credit carryforwards	25.2	29.1
Net operating loss carryforwards	101.8	126.6
Other	9.6	5.6
Gross deferred income tax assets	232.4	260.9
Valuation allowance	(50.8)	(45.0)
Net deferred tax assets	181.6	215.9
Deferred tax liabilities
Depreciation	(19.3)	(17.2)
Unremitted non-U.S. earnings accrual	(1.4)	—
Identifiable intangibles	(219.0)	(237.9)
Other	(3.0)	—
Gross deferred tax liabilities	(242.7)	(255.1)
Net deferred tax liabilities	$(61.1)	$(39.2)

We continually review the need for establishing or releasing valuation allowances on our deferred tax assets. In 2018, the Company had a net tax expense from the generation and release of valuation allowances in U.S. federal, state and certain foreign jurisdictions of $6.9 million. In 2017, the Company had a net tax benefit from the release and generation of valuation allowances in U.S. state and certain foreign jurisdictions of $0.7 million. In 2016, the Company had a net tax expense from the generation and release of valuation allowances in U.S. state and certain foreign jurisdictions of $0.7 million.

As of December 31, 2018, $443.8 million of net operating loss carryforwards are available to reduce future taxable income of domestic and international companies. These loss carryforwards expire in the years 2019 through 2031 or have an unlimited carryover period.

With the enactment of the U.S. Tax Act, we believe that our offshore cash can be accessed without adverse U.S. tax consequences. After analyzing our global working capital and cash requirements, the Company has reassessed and updated its indefinite reinvestment assertion under ASC 740. As of December 31, 2018, the Company has recorded $1.4 million of deferred taxes on approximately $369 million of unremitted earnings of non-U.S. subsidiaries that may be remitted to the U.S. The Company has $106 million of additional unremitted earnings of non-U.S. subsidiaries, which are indefinitely reinvested and for which no deferred taxes have been provided.

A reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows:

(in millions)	2018	2017	2016
Balance at beginning of year	$47.2	$43.7	$34.8
Additions for tax positions of prior years	3.1	2.9	3.0
Additions for tax positions of current year	1.5	—	—
Reductions for tax positions of prior years	(8.2)	(0.7)	(0.5)
Acquisitions	5.3	1.6	—
Increase resulting from foreign currency translation	—	—	6.4
Decrease resulting from foreign currency translation	(5.2)	(0.3)	—
Balance at end of year	$43.7	$47.2	$43.7

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

As of December 31, 2018, the amount of unrecognized tax benefits decreased to $43.7 million, of which $42.0 million would impact our effective tax rate, if recognized. We expect the amount of unrecognized tax benefits to change within the next twelve months, but these changes are not expected to have a significant impact on our results of operations or financial position.

Interest and penalties related to unrecognized tax benefits are recognized within "Income tax expense" in the Consolidated Statements of Income. As of December 31, 2018, we have accrued a cumulative $13.0 million for interest and penalties on the unrecognized tax benefits.

As of December 31, 2018, the U.S. federal statute of limitations remains open for the year 2015 and forward. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from 2 to 5 years. As of December 31, 2018, years still open to examination by foreign tax authorities in major jurisdictions include Australia (2014 forward), Brazil (2013 forward), Canada (2009 forward), Germany (2013 forward), Sweden (2012 forward) and the U.K. (2017 forward). We are currently under examination in various foreign jurisdictions.

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

The final administrative appeal of the Second Assessment was decided against the Company in 2017. We are challenging this decision in court. In connection with the judicial challenge, we are required to provide security to guarantee payment of the Second Assessment, which represents $21.0 million of the current reserve, should we not prevail. The First Assessment is still being challenged through established administrative procedures.

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

Because there is no settled legal precedent on which to base a definitive opinion as to whether we will ultimately prevail, we consider the outcome of this dispute to be uncertain. Since it is not more likely than not that we will prevail, in 2012, we recorded a reserve in the amount of $44.5 million (at December 31, 2012 exchange rates) in consideration of this contingency, of which $43.3 million was recorded as an adjustment to the purchase price and which included the 2007-2012 tax years plus penalties and interest through December 2012. Included in this reserve is an assumption of penalties at 75%, which is the standard penalty. While there is a possibility that a penalty of 150% could be imposed in connection with the First Assessment, based on the facts in our case and existing precedent, we believe the likelihood of a 150% penalty is not more likely than not as of December 31, 2018. We will continue to actively monitor administrative and judicial court decisions and evaluate their impact, if any, on our legal assessment of the ultimate outcome of our case. In addition, we will continue to accrue interest related to this contingency until such time as the outcome is known or until evidence is presented that we are more likely than not to prevail. The time limit for issuing an assessment for 2011 expired in January 2018 and we did not receive an assessment; we therefore reversed $5.6 million of reserves related to 2011 in the first quarter of 2018. During the years ended December 31, 2018, 2017 and 2016, we accrued additional interest as a charge to current tax expense of $1.1 million, $2.2 million and $2.8 million, respectively. At current exchange rates, our accrual through December 31, 2018, including tax, penalties and interest is $29.4 million. The time limit for issuing an assessment for 2012 expired in January 2019 and we did not receive an assessment.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

13. Earnings per Share

Total outstanding shares as of December 31, 2018, 2017 and 2016 were 102.7 million, 106.7 million and 107.9 million respectively. Under our stock repurchase program, for the years ended December 31, 2018 and 2017, we repurchased and retired 6.0 million and 3.3 million shares of common stock, respectively. No shares were repurchased during the year ended December 31, 2016. For the years ended December 31, 2018, 2017 and 2016, we acquired 0.6 million, 0.7 million and 0.7 million shares, respectively, related to tax withholding for share-based compensation.

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

Our weighted-average shares outstanding for the years ended December 31, 2018, 2017 and 2016 was as follows:

(in millions)	2018	2017	2016
Weighted-average number of shares of common stock outstanding - basic	104.8	108.1	107.0
Stock options	1.0	1.3	0.8
Restricted stock units	1.2	1.5	1.4
Adjusted weighted-average shares and assumed conversions - diluted	107.0	110.9	109.2

Awards of potentially dilutive shares of common stock, which have exercise prices that were higher than the average market price during the period, are not included in the computation of dilutive earnings per share as their effect would have been anti-dilutive. For the years ended December 31, 2018, 2017 and 2016, these shares were approximately 4.0 million, 3.1 million and 3.6 million, respectively.

14. Derivative Financial Instruments

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

Forward currency contracts are used to hedge foreign denominated inventory purchases for Europe, Australia, Canada, Japan and New Zealand, and are designated as cash flow hedges. Unrealized gains and losses on these contracts are deferred in AOCI until the contracts are settled and the underlying hedged transactions relating to inventory purchases are recognized, at which time the deferred gains or losses will be reported in the "Cost of products sold" line in the Consolidated Statements of Income. As of December 31, 2018 and 2017, we had cash flow designated foreign exchange contracts outstanding with a U.S. dollar equivalent notional value of $98.7 million and $93.5 million, respectively.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Forward currency contracts used to hedge foreign denominated intercompany loans are not designated as hedging instruments. Gains and losses on these derivative instruments are recognized within "Other expense (income), net" in the Consolidated Statements of Income and are largely offset by the change in the current translated value of the hedged item. The periods of the forward foreign exchange contracts correspond to the periods of the hedged transactions, and do not extend beyond December 2019, except for one relating to intercompany loans which extends to December 2020. As of December 31, 2018 and 2017, we had undesignated foreign exchange contracts outstanding with a U.S. dollar equivalent notional value of $113.3 million and $95.0 million, respectively.

The following table summarizes the fair value of our derivative financial instruments as of December 31, 2018 and 2017:

	Fair Value of Derivative Instruments
	Derivative Assets			Derivative Liabilities
(in millions)	Balance Sheet Location	December 31, 2018	December 31, 2017	Balance Sheet Location	December 31, 2018	December 31, 2017
Derivatives designated as hedging instruments:
Foreign exchange contracts	Other current assets	$3.3	$0.5	Other current liabilities	$0.1	$0.5
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current assets	0.6	0.4	Other current liabilities	1.7	0.7
Foreign exchange contracts	Other non-current assets	12.7	24.2	Other non-current liabilities	12.7	24.2
Total derivatives		$16.6	$25.1		$14.5	$25.4

The following tables summarize the pre-tax effect of the Company’s derivative financial instruments on the Consolidated Statements of Income for the years ended December 31, 2018, 2017 and 2016:

	The Effect of Derivative Instruments in Cash Flow Hedging Relationships on the Consolidated Financial Statements
	Amount of Gain (Loss) Recognized in AOCI (Effective Portion)			Location of (Gain) Loss Reclassified from AOCI to Income	Amount of (Gain) Loss Reclassified from AOCI to Income (Effective Portion)
(in millions)	2018	2017	2016		2018	2017	2016
Cash flow hedges:
Foreign exchange contracts	$9.1	$(4.9)	$(0.1)	Cost of products sold	$(6.4)	$1.6	$2.5

	The Effect of Derivatives Not Designated as Hedging Instruments on the Consolidated Statements of Operations
	Location of (Gain) Loss Recognized in Income on Derivatives	Amount of (Gain) Loss Recognized in Income year ended December 31,
(in millions)		2018	2017	2016
Foreign exchange contracts	Other expense (income), net	$0.7	$(1.5)	$(2.0)

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

15. Fair Value of Financial Instruments

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

We have determined that our financial assets and liabilities described in "Note 14. Derivative Financial Instruments" are Level 2 in the fair value hierarchy. The following table sets forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2018 and 2017:

(in millions)	December 31, 2018	December 31, 2017
Assets:
Forward currency contracts	$16.6	$25.1
Liabilities:
Forward currency contracts	14.5	25.4

Our forward currency contracts are included in "Other current assets," "Other non-current assets," "Other current liabilities," or "Other non-current liabilities" and do not extend beyond December 2019, except for one relating to intercompany loans which extends to December 2020. The forward foreign currency exchange contracts are primarily valued based on the foreign currency spot and forward rates quoted by the banks or foreign currency dealers. As such, these derivative instruments are classified within Level 2.

The fair values of cash and cash equivalents, notes payable to banks, accounts receivable and accounts payable approximate carrying amounts due principally to their short maturities. The carrying amount of total debt was $888.0 million and $939.5 million and the estimated fair value of total debt was $848.6 million and $951.5 million as of December 31, 2018 and 2017, respectively. The fair values are determined from quoted market prices, where available, and from using current interest rates based on credit ratings and the remaining terms of maturity.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

16. Accumulated Other Comprehensive Income (Loss)

Accumulated Other Comprehensive income is defined as net income (loss) and other changes in stockholders’ equity from transactions and other events from sources other than stockholders. The components of, and changes in, accumulated other comprehensive income (loss) were as follows:

(in millions)	Derivative Financial Instruments	Foreign Currency Adjustments	Unrecognized Pension and Other Post-retirement Benefit Costs	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2016	$2.5	$(285.9)	$(136.0)	$(419.4)
Other comprehensive loss before reclassifications, net of tax	(3.6)	(19.5)	(23.4)	(46.5)
Amounts reclassified from accumulated other comprehensive income, net of tax	1.3	—	3.5	4.8
Balance at December 31, 2017	0.2	(305.4)	(155.9)	(461.1)
Other comprehensive income (loss) before reclassifications, net of tax	6.5	6.2	(13.4)	(0.7)
Amounts reclassified from accumulated other comprehensive (loss) income, net of tax	(4.6)	—	4.7	0.1
Balance at December 31, 2018	$2.1	$(299.2)	$(164.6)	$(461.7)

The reclassifications out of accumulated other comprehensive income (loss) for the years ended December 31, 2018, 2017 and 2016 were as follows:

	Year Ended December 31,
(in millions)	2018	2017	2016
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)			Location on Income Statement
Gain on cash flow hedges:
Foreign exchange contracts	$6.4	$(1.6)	$(2.4)	Cost of products sold
Tax benefit	(1.8)	0.3	0.7	Income tax expense
Net of tax	$4.6	$(1.3)	$(1.7)
Defined benefit plan items:
Amortization of actuarial loss	$(5.1)	$(4.6)	$(3.1)	(1)
Amortization of prior service cost	(0.3)	(0.4)	(0.4)	(1)
Total before tax	(5.4)	(5.0)	(3.5)
Tax benefit	0.7	1.5	0.7	Income tax expense
Net of tax	$(4.7)	$(3.5)	$(2.8)

Total reclassifications for the period, net of tax	$(0.1)	$(4.8)	$(4.5)

(1)
These accumulated other comprehensive income components are included in the computation of net periodic benefit cost (income) for pension and post-retirement plans (See "Note 6. Pension and Other Retiree Benefits" for additional details).

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

17. Information on Business Segments

The Company has three reportable business segments each of which is comprised of different geographic regions. The Company's three reportable business segments are as follows:

Reportable Business Segment	Geographic Regions	Primary Brands
ACCO Brands North America	United States and Canada	AT-A-GLANCE®, Five Star®, GBC®, Hilroy®, Kensington®, Mead®, Quartet®, and Swingline®

ACCO Brands EMEA	Europe, Middle East and Africa	Derwent®, Esselte®, GBC®, Kensington®, Leitz®, NOBO®, Rapid®, and Rexel®

ACCO Brands International	Australia/N.Z., Latin America and Asia-Pacific	Artline®, Barrilito®, GBC®, Kensington®, Marbig®, Quartet®, Rexel®, Tilibra®, and Wilson Jones®

Each of the Company's three reportable business segments designs, markets, sources, manufactures and sells recognized consumer and other end-user demanded brands used in businesses, schools and homes. Product designs are tailored based on end-user preferences in each geographic region.

Our product categories include school products; storage and organization; laminating, binding and shredding machines and related consumable supplies; calendars; stapling and punching; whiteboards; computer accessories; and do-it-yourself tools, among others. Our portfolio of consumer and other end-user demanded brands includes both globally and regionally recognized brands.

ACCO Brands North America

The ACCO Brands North America segment is comprised of the United States and Canada where the Company is a leading branded supplier of consumer and business products under brands such as AT-A-GLANCE®, Five Star®, GBC®, Hilroy®, Kensington®, Mead®, Quartet®, and Swingline®. The ACCO Brands North America segment designs, sources or manufactures and distributes school products (such as notebooks); calendars; laminating, binding and shredding machines and related consumable supplies; whiteboards; storage and organization products (such as three-ring binders, sheet protectors and indexes), stapling and punching products; computer accessories, among others, which are primarily used in schools, homes and businesses. The majority of revenue in this segment is related to consumer and home products and is associated with the "back-to-school" season and calendar year-end purchases; we expect sales of consumer products to become an increasingly greater percentage of our revenue as demand for consumer products is growing faster than most business-related products.

ACCO Brands EMEA

The ACCO Brands EMEA segment is comprised largely of Europe, but also includes export sales to the Middle East and Africa. The Company is a leading branded supplier of consumer and business products under brands such as Derwent®, Esselte®, GBC®, Kensington®, Leitz®, NOBO®, Rapid®, and Rexel®. The ACCO Brands EMEA segment designs, manufactures or sources and distributes storage and organization products (such as lever-arch binders, sheet protectors and indexes); stapling and punching products; laminating, binding and shredding products and related consumable supplies; do-it-yourself tools; computer accessories, among others, which are primarily used in businesses, homes and schools.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

ACCO Brands International

The ACCO Brands International segment is comprised of Australia/New Zealand (N.Z.), Latin America and Asia-Pacific where the Company is a leading branded supplier of consumer and business products. These brands include Artline®, Barrilito®, GBC®, Kensington®, Marbig®, Quartet®, Rexel®, Tilibra®, and Wilson Jones®, among others. The ACCO Brands International segment designs, sources or manufactures and distributes school products (such as notebooks); storage and organization products (such as three-ring binders, sheet protectors and indexes); laminating, binding and shredding products and related consumable supplies; writing instruments; computer accessories; whiteboards; stapling and punching products; calendars and janitorial supplies, among others, which are primarily used in schools, businesses and homes. The majority of revenue in this segment is related to consumer products and is associated with the "back-to-school" season and calendar year-end purchases. We expect sales of consumer products to become an increasingly greater percentage of our revenue as demand for consumer products is growing faster than most business-related products.

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

Net sales by reportable business segment for the years ended December 31, 2018, 2017 and 2016 were as follows:

(in millions)	2018	2017	2016
ACCO Brands North America	$940.7	$999.0	$1,016.1
ACCO Brands EMEA	605.2	542.8	171.8
ACCO Brands International	395.3	407.0	369.2
Net sales	$1,941.2	$1,948.8	$1,557.1

Operating income by reportable business segment for the years ended December 31, 2018, 2017 and 2016 was as follows:

(in millions)	2018	2017	2016
ACCO Brands North America	$116.6	$152.4	$149.8
ACCO Brands EMEA	59.4	32.0	8.0
ACCO Brands International	49.2	50.9	49.4
Segment operating income	225.2	235.3	207.2
Corporate(1)	(38.2)	(50.8)	(48.1)
Operating income(2)	187.0	184.5	159.1
Interest expense	41.2	41.1	49.3
Interest income	(4.4)	(5.8)	(6.4)
Non-operating pension income	(9.3)	(8.5)	(8.2)
Equity in earnings of joint venture	—	—	(2.1)
Other expense (income), net	1.6	(0.4)	1.4
Income before income tax	$157.9	$158.1	$125.1

(1)
Corporate operating loss in 2018, 2017 and 2016 includes transaction costs of $0.5 million, $5.0 million and $10.5 million respectively, primarily for legal and due diligence expenditures associated with the GOBA, Esselte and Pelikan Artline acquisitions.

(2)
Operating income as presented in the segment table above is defined as i) net sales; ii) less cost of products sold; iii) less selling, general and administrative expenses; iv) less amortization of intangibles; and v) less restructuring charges.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The following table presents the measure of reportable business segment assets used by the Company’s chief operating decision maker:

	December 31,
(in millions)	2018	2017
ACCO Brands North America(3)	$456.1	$413.9
ACCO Brands EMEA(3)	276.7	287.6
ACCO Brands International(3)	341.3	338.2
Total segment assets	1,074.1	1,039.7
Unallocated assets	1,711.0	1,758.6
Corporate(3)	1.3	0.8
Total assets	$2,786.4	$2,799.1

(3)
Represents total assets, excluding goodwill and identifiable intangibles resulting from business acquisitions, intercompany balances, cash, deferred taxes, derivatives, prepaid pension assets and prepaid debt issuance costs.

As a supplement to the presentation of reportable business segment assets presented above, the table below presents reportable business segment assets, including the allocation of identifiable intangible assets and goodwill resulting from business combinations.

	December 31,
(in millions)	2018	2017
ACCO Brands North America(4)	$1,231.0	$1,204.3
ACCO Brands EMEA(4)	709.2	711.7
ACCO Brands International(4)	629.8	634.0
Total segment assets	2,570.0	2,550.0
Unallocated assets	215.1	248.3
Corporate(4)	1.3	0.8
Total assets	$2,786.4	$2,799.1

(4)	Represents total assets, excluding intercompany balances, cash, deferred taxes, derivatives, prepaid pension assets and prepaid debt issuance costs.

Capital spend by reportable business segment was as follows:

	December 31,
(in millions)	2018	2017	2016
ACCO Brands North America	$24.3	$16.3	$10.3
ACCO Brands EMEA	6.1	5.1	2.9
ACCO Brands International	3.7	9.6	5.3
Total capital spend	$34.1	$31.0	$18.5

Depreciation expense by reportable business segment was as follows:

	December 31,
(in millions)	2018	2017	2016
ACCO Brands North America	$15.9	$17.7	$19.7
ACCO Brands EMEA	12.6	11.9	5.0
ACCO Brands International	5.5	6.0	5.7
Total depreciation	$34.0	$35.6	$30.4

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Property, plant and equipment, net by geographic region was as follows:

	December 31,
(in millions)	2018	2017
U.S.	$111.7	$102.4
Canada	1.9	2.4
ACCO Brands North America	113.6	104.8

ACCO Brands EMEA	100.0	115.4

Australia/N.Z.	13.1	16.0
Latin America	35.1	40.3
Asia-Pacific	1.9	2.0
ACCO Brands International	50.1	58.3
Property, plant and equipment, net	$263.7	$278.5

Top Customers

Net sales to our five largest customers totaled $577.3 million, $615.1 million and $663.5 million for the years ended December 31, 2018, 2017 and 2016, respectively. Net sales to no customer exceeded 10% of net sales for the years ended December 31, 2018 and 2017. For the year ended December 31, 2016, net sales to Staples, our largest customer, were $210.5 million (14%) and net sales to Walmart were $161.7 million (10%). Except as disclosed, no other customer represented more than 10% of net sales in any of the last three years.

As of December 31, 2018 and 2017, our top five trade account receivables totaled $125.0 million and $148.4 million, respectively.

18. Joint Venture Investment

Summarized below is the financial information for the Pelikan Artline joint venture, in which we owned a 50% non-controlling interest through May 1, 2016, which was accounted for using the equity method. Accordingly, we recorded our proportionate share of earnings or losses on the line entitled "Equity in earnings of joint venture" in the Consolidated Statements of Income.

Year Ended December 31,
(in millions)	2016
Net sales	$34.9
Gross profit	14.1
Net income	4.1

On May 2, 2016, the Company completed the PA Acquisition and accordingly, the results of Pelikan Artline are included in the Company's consolidated financial statements from the date of the PA Acquisition, May 2, 2016. For further information, see "Note 3. Acquisitions" for details on the PA Acquisition.

19. Commitments and Contingencies

Pending Litigation

In connection with our May 1, 2012 acquisition of the Mead C&OP business, we assumed all of the tax liabilities for the acquired foreign operations including Tilibra Produtos de Papelaria Ltda. ("Tilibra"). For further information see "Note 12. Income Taxes - Income Tax Assessment" for details on tax assessments issued by the FRD against Tilibra, which challenged the tax deduction of goodwill from Tilibra's taxable income for the years 2007 through 2010.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

We are party to various lawsuits and regulatory proceedings, primarily related to alleged patent infringement as well as other claims incidental to our business. In addition, we may be unaware of third party claims of intellectual property infringement relating to our technology, brands or products and we may face other claims related to business operations. Any litigation regarding patents or other intellectual property could be costly and time-consuming and might require us to pay monetary damages or enter into costly license agreements. We also may be subject to injunctions against development and sale of certain of our products.

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

Lease Commitments

Future minimum rental payments for all non-cancelable operating leases (reduced by minor amounts from subleases) as of December 31, 2018 were as follows:

(in millions)
2019	$29.7
2020	24.6
2021	20.6
2022	16.5
2023	10.9
Thereafter	19.6
Total minimum rental payments	121.9
Less minimum rentals to be received under non-cancelable subleases	3.9
Future minimum payments for operating leases, net of sublease rental income	$118.0

Total rental expense reported in our Consolidated Statements of Income for all non-cancelable operating leases (reduced by minor amounts for subleases) amounted to $33.0 million, $30.9 million and $24.2 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Unconditional Purchase Commitments

Future minimum payments under unconditional purchase commitments, primarily for inventory purchase commitments as of December 31, 2018 were as follows:

(in millions)
2019	$89.1
2020	1.3
2021	0.6
2022	0.2
2023	—
Thereafter	—
Total unconditional purchase commitments	$91.2

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

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

the present environmental protection laws, before taking into account estimated recoveries from third parties, will not have a material adverse effect upon our capital expenditures, financial condition and results of operations or competitive position.

20. Quarterly Financial Information (Unaudited)

The following is an analysis of certain line items in the Consolidated Statements of Income by quarter for 2018 and 2017:

(in millions, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2018
Net sales(1)	$405.8	$498.8	$507.3	$529.3
Gross profit	127.5	162.4	160.8	177.1
Operating income	11.7	51.8	57.5	66.0
Net income	$10.4	$25.7	$35.6	$35.0
Per share:
Basic income per share (2)	$0.10	$0.24	$0.34	$0.34
Diluted income per share (2)	$0.09	$0.24	$0.34	$0.34
2017
Net sales(1)	$359.8	$490.0	$532.2	$566.8
Gross profit	110.9	168.8	178.2	199.4
Operating income	7.2	43.3	56.7	77.3
Net income	$3.6	$23.5	$30.6	$74.0
Per share:
Basic income per share (2)	$0.03	$0.21	$0.28	$0.69
Diluted income per share (2)	$0.03	$0.21	$0.28	$0.68

(1)
Historically, our business has experienced higher sales and earnings in the third and fourth quarters of the calendar year and we expect these trends to continue. Two principal factors contribute to this seasonality: (1) we are a major supplier of products related to the back-to-school season, which occurs principally from June through September for our businesses in North America and from November through February for our Australian and Brazilian businesses; and (2) several product categories we sell lend themselves to calendar year-end purchase timing, including planners, paper storage and organization products (including bindery) and Kensington® computer accessories, which have higher sales in the fourth quarter driven by traditionally strong fourth-quarter sales of personal computers and tablets.

(2)
The sum of the quarterly earnings per share amounts may not equal the total for the year due to the effects of rounding, dilution as a result of issuing shares of common stock and repurchasing of shares of common stock during the year.

21. Subsequent Events

Dividends

On February 13, 2019, the Company's Board of Directors declared a cash dividend of $0.06 per share on its common stock. The dividend is payable on March 26, 2019 to stockholders of record as of the close of business on March 15, 2019. The continued declaration and payment of dividends is at the discretion of the Board of Directors and will be dependent upon, among other things, the Company's financial position, results of operations, cash flows and other factors.

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

As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation under the supervision of the Chief Executive Officer and the Chief Financial Officer, and with the participation of our Disclosure Committee, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2018.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

In July 2018, we completed the GOBA Acquisition, which represented $19.7 million of our consolidated net sales for the year ended December 31, 2018 and $35.0 million of consolidated assets as of December 31, 2018. As the GOBA Acquisition occurred in the third quarter of 2018, the scope of our evaluation of the effectiveness of internal control over financial reporting does not include GOBA. This exclusion is in accordance with the SEC's general guidance that an assessment of a recently acquired business may be omitted from our scope in the year of acquisition.

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

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Our management concluded that our internal control over financial reporting was effective as of December 31, 2018.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8. of this report.

ITEM 9B. OTHER INFORMATION
Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required under this Item with respect to the executive officers of the Company is incorporated by reference to "Item 1. Business" of this Form 10-K. Except as provided below, all other information required by this Item is contained in the Company’s 2019 Definitive Proxy Statement, which is to be filed with the Securities and Exchange Commission prior to April 4, 2019, and is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

Information required under this Item is contained in the Company’s 2019 Definitive Proxy Statement, which is to be filed with the Securities and Exchange Commission prior to April 4, 2019, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table gives information, as of December 31, 2018, about our common stock that may be issued upon the exercise of options and other equity awards under all compensation plans under which equity securities are reserved for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	4,125,067	$9.46	2,913,102	(1)
Equity compensation plans not approved by security holders	—	—	—
Total	4,125,067	$9.46	2,913,102	(1)

(1)
These are shares available for grant as of December 31, 2018 under the ACCO Brands Corporation Incentive Plan (the "Plan") pursuant to which the Compensation Committee of the Board of Directors or the Board of Directors may make various stock-based awards, including grants of stock options, stock-settled appreciation rights, restricted stock, restricted stock units and performance stock units. In addition to these shares, shares covered by outstanding awards under the Plan that were forfeited or otherwise terminated may become available for grant under the Plan and, to the extent such shares have become available as of December 31, 2018, they are included in the table as available for grant.

Other information required under this Item is contained in the Company’s 2019 Definitive Proxy Statement, which is to be filed with the Securities and Exchange Commission prior to April 4, 2019, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required under this Item is contained in the Company’s 2019 Definitive Proxy Statement, which is to be filed with the Securities and Exchange Commission prior to April 4, 2019, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required under this Item is contained in the Company’s 2019 Definitive Proxy Statement, which is to be filed with the Securities and Exchange Commission prior to April 4, 2019, and is incorporated herein by reference.

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
Schedule II - Valuation and Qualifying Accounts and Reserves for each of the years ended December 31, 2018, 2017 and 2016.

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

10.1Separation Agreement, dated November 17, 2011, by and between MeadWestvaco and Monaco SpinCo Inc. (incorporated by reference to Exhibit 10.1 of ACCO Brands Corporation's Current Report on Form 8-K filed with the SEC on November 22, 2011 (File No. 001-08454))

10.2Amendment No. 1, dated as of March 19, 2012, to the Separation Agreement, dated as of November 17, 2011, by and among MeadWestvaco Corporation and Monaco SpinCo Inc. (incorporated by reference to Exhibit 10.1 to ACCO Brands Corporation's Current Report on Form 8-K filed with the SEC on March 22, 2012 (File No. 001-08454))

10.3Tax Matters Agreement, effective as of May 1, 2012, among the Company, MeadWestvaco Corporation and Monaco SpinCo Inc. (incorporated by reference to Exhibit 10.2 to ACCO Brands Corporation's Current Report on Form 8-K filed with the SEC on May 7, 2012 (File No. 001-08454))

10.4Third Amended and Restated Credit Agreement, dated as of January 27, 2017, among the Company, certain subsidiaries of the Company, Bank of America, N.A., as administrative agent, and the other agents and various lenders party hereto (incorporated by reference to Exhibit 10.11 to ACCO Brands Corporation's Annual Report on Form 10-K filed with the SEC on February 27, 2017 (File No. 001-08454))

EXHIBIT INDEX

Number     Description of Exhibit

10.5First Amendment to the Third Amended and Restated Credit Agreement, dated as of January 27, 2017, among the Company, certain subsidiaries of the Company, Bank of America, N.A., as administrative agent and the other agents and various lenders party hereto (incorporated by reference to Exhibit 10.1 to ACCO Brands Corporation's Quarterly Report on Form 10-Q filed with the SEC on October 30, 2018 (File No. 001-08454))

Executive Compensation Plans and Management Contracts

10.6ACCO Brands Corporation Executive Severance Plan (effective December 1, 2007) (incorporated by reference to Exhibit 10.1 to ACCO Brands Corporation's Current Report on Form 8-K filed with the SEC on November 29, 2007 (File No. 001-08454))

10.7Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to ACCO Brands Corporation's Current Report on Form 8-K filed with the SEC on December 24, 2008 (File No. 001-08454))

10.8Amended and Restated ACCO Brands Deferred Compensation Plan for Non-Employee Directors, effective December 14, 2009 (incorporated by reference to Exhibit 10.41 to ACCO Brands Corporation's Annual Report on Form 10-K filed with the SEC on February 26, 2010 (File No. 001-089454))

10.92011 Amended and Restated ACCO Brands Corporation Incentive Plan (incorporated by reference to Exhibit 10.1 to ACCO Brands Corporation's Current Report on Form 8-K filed with the SEC on May 20, 2011 (File No. 001-08454))

10.10Form of Nonqualified Stock Option Agreement under the 2011 Amended and Restated ACCO Brands Corporation Incentive Plan (incorporated by reference to Exhibit 10.3 to ACCO Brands Corporation's Current Report on Form 8-K filed with the SEC on May 20, 2011 (File No. 001-08454))

10.11Amendment of 2011 Amended and Restated ACCO Brands Corporation Incentive Plan (incorporated by reference to Exhibit 10.1 to ACCO Brands Corporation's Current Report on Form 8-K filed with the SEC on April 24, 2012 (File No. 001-08454))

10.12Amendment of the ACCO Brands Corporation Executive Severance Plan, adopted as of October 23, 2012 (incorporated by reference to Exhibit 10.1 to ACCO Brands Corporation's Quarterly Report on Form 10-Q filed with the SEC on October 31, 2012 (File No. 001-08454))

10.13Form of Non-qualified Stock Option Agreement (Robert J. Keller) under the 2011 Amended and Restated Incentive Plan (incorporated by reference to Exhibit 10.2 to ACCO Brands Corporation's Current Report on Form 8-K filed with the SEC on February 26, 2013 (File No. 001-08454))

10.14Amendment to Deferred Compensation Plan for Non-Employee Directors, effective January 1, 2014 (incorporated by reference to Exhibit 10.15 to ACCO Brands Corporation's Annual Report on Form 10-K filed with the SEC on February 25, 2014 (File No. 001-089454))

10.15Form of 2011 Amended and Restated Incentive Plan Directors Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.16 to ACCO Brands Corporation's Annual Report on Form 10-K filed with the SEC on February 25, 2014 (File No. 001-089454))

10.16Form of Non-qualified Stock Option Agreement under the 2011 Amended and Restated Incentive Plan (incorporated by reference to Exhibit 10.2 to ACCO Brands Corporation's Current Report on Form 8-K filed with the SEC on March 10, 2014 (File No. 001-08454))

10.17Second Amendment of 2011 Amended and Restated ACCO Brands Corporation Incentive Plan (incorporated by reference to Exhibit 10.4 to ACCO Brands Corporation's Quarterly Report on Form 10-Q filed with the SEC on April 30, 2014 (File No. 001-08454))

10.18ACCO Brands Corporation Annual Incentive Plan, which is an amendment and restatement of the Amended and Restated ACCO Brands Corporation 2011 Incentive Plan, as amended (incorporated by reference to Exhibit 4.4 to ACCO Brands Corporation's Registration Statement on Form S-8 filed with the SEC on May 12, 2015 (File No. 001-08454))

EXHIBIT INDEX

Number     Description of Exhibit

10.19Form of Directors Restricted Stock Unit Award Agreement under the ACCO Brands Corporation Incentive Plan (incorporated by reference to Exhibit 10.1 to ACCO Brands Corporation's Current Report on Form 8-K filed with the SEC on May 18, 2015 (File No. 001-08454))

10.20Form of Restricted Stock Unit Award Agreement under the ACCO Brands Corporation Incentive Plan (incorporated by reference to Exhibit 10.2 to ACCO Brands Corporation's Current Report on Form 8-K filed with the SEC on May 18, 2015 (File No. 001-08454))

10.21Form of Performance Stock Unit Award Agreement under the ACCO Brands Corporation Incentive Plan (incorporated by reference to Exhibit 10.3 to ACCO Brands Corporation's Current Report on Form 8-K filed with the SEC on May 18, 2015 (File No. 001-08454))

10.22Form of Nonqualified Stock Option Award Agreement under the ACCO Brands Corporation Incentive Plan (incorporated by reference to Exhibit 10.4 to ACCO Brands Corporation's Current Report on Form 8-K filed with the SEC on May 18, 2015 (File No. 001-08454))

10.23Form of 2016-2018 Performance-Based Cash Award Agreement under the ACCO Brands Corporation Incentive Plan (incorporated by reference to Exhibit 10.35 to ACCO Brands Corporation's Annual Report on Form 10-K filed with the SEC on February 27, 2017 (File No. 001-08454))

10.24Form of Executive Officer Restricted Stock Unit Award Agreement under the ACCO Brands Corporation Incentive Plan (incorporated by reference to Exhibit 10.1 to ACCO Brands Corporation's Quarterly Report on Form 10-Q filed with the SEC on May 9, 2017 (File No. 001-08454))

10.25ACCO Brands Corporation Executive Severance Plan, as amended and restated effective January 1, 2019 (incorporated by reference to Exhibit 10.1 to ACCO Brands Corporation's Current Report on Form 8-K filed with the SEC on October 22, 2018 (File No. 001-09454))

10.26ACCO Brands Corporation Nonqualified Deferred Compensation Plan*

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

31.1Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101
The following financial statements from the Company's Annual Report on Form 10-K for the year ended December 31, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2018 and 2017, (ii) the Consolidated Statements of Income for the years ended December 31, 2018, 2017 and 2016, (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017 and 2016, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016, (v) Consolidated Statements of Stockholders Equity for the years ended December 31, 2018, 2017 and 2016, and (vi) related notes to those financial statements*

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
Kathleen D. Hood
Senior Vice President and Chief Accounting Officer (principal accounting officer)
February 27, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on its behalf by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Boris Elisman	Chairman, President and Chief Executive Officer (principal executive officer)	February 27, 2019
Boris Elisman

/s/ Neal V. Fenwick	Executive Vice President and Chief Financial Officer (principal financial officer)	February 27, 2019
Neal V. Fenwick

/s/ Kathleen D. Hood	Senior Vice President and Chief Accounting Officer (principal accounting officer)	February 27, 2019
Kathleen D. Hood

/s/ James A. Buzzard*	Director	February 27, 2019
James A. Buzzard

/s/ Kathleen S. Dvorak*	Director	February 27, 2019
Kathleen S. Dvorak

Signature	Title	Date

/s/ Pradeep Jotwani*	Director	February 27, 2019
Pradeep Jotwani

/s/ Robert J. Keller*	Director	February 27, 2019
Robert J. Keller

/s/ Thomas Kroeger*	Director	February 27, 2019
Thomas Kroeger

/s/ Ron Lombardi*	Director	February 27, 2019
Ron Lombardi

/s/ Graciela Monteagudo*	Director	February 27, 2019
Graciela Monteagudo

/s/ Hans Michael Norkus*	Director	February 27, 2019
Hans Michael Norkus

/s/ E. Mark Rajkowski*	Director	February 27, 2019
E. Mark Rajkowski

/s/ Neal V. Fenwick
* Neal V. Fenwick as Attorney-in-Fact

ACCO Brands Corporation
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
SCHEDULE II

Allowances for Doubtful Accounts

Changes in the allowances for doubtful accounts were as follows:

	Year Ended December 31,
(in millions)	2018	2017	2016
Balance at beginning of year	$5.4	$4.5	$4.8
Additions charged to expense	0.3	—	0.2
Deductions - write offs	(1.1)	(1.1)	(0.8)
Acquisitions	2.2	1.7	0.1
Foreign exchange changes	(0.3)	0.3	0.2
Balance at end of year	$6.5	$5.4	$4.5

Allowances for Sales Discounts, Other Credits and Returns

Changes in the allowances for sales discounts and returns were as follows:

	Year Ended December 31,
(in millions)	2018	2017(1)	2016(1)
Balance at beginning of year	$9.7	$9.4	$11.7
Additions charged to expense	12.7	23.7	22.5
Deductions	(11.1)	(24.5)	(24.9)
Reclass to Other current liabilities(1)	(3.4)	—	—
Acquisitions	0.3	0.8	—
Foreign exchange changes	(0.4)	0.3	0.1
Balance at end of year	$7.8	$9.7	$9.4

(1) On January 1, 2018, the Company adopted accounting standard ASU 2014-09, Revenue from Contracts with Customers and all related amendments (Topic 606), applying the modified retrospective transition method to all customer contracts that were not completed as of January 1, 2018. Results for reporting periods beginning after December 31, 2017 are presented under ASU 2014-09, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for the prior period. As a result, the allowance for returns has been reclassified from "Accounts receivable, net" to "Other current liabilities." For more information, see "Note 2. Recent Accounting Pronouncements and Adopted Accounting Standards" to the consolidated financial statements contained in Part II, Item 8. of this report.

Allowances for Cash Discounts

Changes in the allowances for cash discounts were as follows:

	Year Ended December 31,
(in millions)	2018	2017	2016
Balance at beginning of year	$3.0	$1.8	$2.2
Additions charged to expense	19.6	22.9	13.6
Deductions - discounts taken	(21.3)	(22.6)	(14.1)
Acquisitions	0.5	0.8	0.2
Foreign exchange changes	(0.1)	0.1	(0.1)
Balance at end of year	$1.7	$3.0	$1.8

ACCO Brands Corporation
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
SCHEDULE II (Continued)

Warranty Reserves

Changes in the reserve for warranty claims were as follows:

	Year Ended December 31,
(in millions)	2018	2017	2016
Balance at beginning of year	$4.1	$1.9	$1.7
Provision for warranties issued	4.1	2.8	2.2
Deductions - settlements made (in cash or in kind)	(3.1)	(2.7)	(2.2)
Acquisitions	—	1.8	0.3
Foreign exchange changes	(0.2)	0.3	(0.1)
Balance at end of year	$4.9	$4.1	$1.9

Income Tax Valuation Allowance

Changes in the deferred tax valuation allowances were as follows:

	Year Ended December 31,
(in millions)	2018	2017	2016
Balance at beginning of year	$45.0	$11.7	$22.1
Charge for effect of U.S. Tax Act	—	15.1	—
Debits (Credits) to expense	6.9	(0.7)	(0.7)
Charged (credited) to other accounts	—	1.2	(9.3)
Acquisitions	—	16.1	—
Foreign exchange changes	(1.1)	1.6	(0.4)
Balance at end of year	$50.8	$45.0	$11.7

See accompanying report of independent registered public accounting firm.