Form 10-Q
period 2019-03-31
ACCO BRANDS Corp
filed 2019-05-02
CIK 712034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to                    .
Commission File Number 001-08454

ACCO Brands Corporation (Exact Name of Registrant as Specified in Its Charter)

Delaware	36-2704017
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

Four Corporate Drive Lake Zurich, Illinois 60047 (Address of Registrant’s Principal Executive Office, Including Zip Code)
(847) 541-9500 (Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	ACCO	NYSE

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

As of April 23, 2019, the registrant had outstanding 102,089,019 shares of Common Stock.

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

Some of the factors that could affect our results or cause plans, actions and results to differ materially from current expectations are detailed in "Part I, Item 1. Business" and "Part I, Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2018, and the financial statement line item discussions set forth in "Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations" of this Quarterly Report on Form 10-Q and from time to time in our other Securities and Exchange Commission (the "SEC") filings.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ACCO Brands Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

	March 31, 2019	December 31, 2018
(in millions)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$100.5	$67.0
Accounts receivable, net	318.1	428.4
Inventories	399.7	340.6
Other current assets	49.1	44.2
Total current assets	867.4	880.2
Total property, plant and equipment	622.5	618.7
Less: accumulated depreciation	(362.2)	(355.0)
Property, plant and equipment, net	260.3	263.7
Right of use asset, leases	83.6	—
Deferred income taxes	106.3	115.1
Goodwill	706.9	708.9
Identifiable intangibles, net	776.2	787.0
Other non-current assets	26.7	31.5
Total assets	$2,827.4	$2,786.4
Liabilities and Stockholders' Equity
Current liabilities:
Notes payable	$9.5	$—
Current portion of long-term debt	47.1	39.5
Accounts payable	193.4	274.6
Accrued compensation	38.2	41.6
Accrued customer program liabilities	92.9	114.5
Lease liabilities	22.8	—
Other current liabilities	111.6	129.0
Total current liabilities	515.5	599.2
Long-term debt, net	949.4	843.0
Long-term lease liabilities	69.7	11.0
Deferred income taxes	173.4	176.2
Pension and post-retirement benefit obligations	245.9	257.2
Other non-current liabilities	108.7	110.1
Total liabilities	2,062.6	1,996.7
Stockholders' equity:
Common stock	1.1	1.1
Treasury stock	(38.2)	(33.9)
Paid-in capital	1,931.9	1,941.0
Accumulated other comprehensive loss	(467.0)	(461.7)
Accumulated deficit	(663.0)	(656.8)
Total stockholders' equity	764.8	789.7
Total liabilities and stockholders' equity	$2,827.4	$2,786.4

See Notes to Condensed Consolidated Financial Statements (Unaudited).

ACCO Brands Corporation and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
(in millions, except per share data)	2019	2018
Net sales	$393.9	$405.8
Cost of products sold	268.1	278.3
Gross profit	125.8	127.5
Operating costs and expenses:
Selling, general and administrative expenses	95.9	101.8
Amortization of intangibles	9.3	9.3
Restructuring charges	2.7	4.7
Total operating costs and expenses	107.9	115.8
Operating income	17.9	11.7
Non-operating expense (income):
Interest expense	10.4	9.4
Interest income	(0.9)	(1.0)
Non-operating pension income	(1.4)	(2.2)
Other income, net	(0.2)	(0.6)
Income before income tax	10.0	6.1
Income tax expense (benefit)	10.6	(4.3)
Net (loss) income	$(0.6)	$10.4

Per share:
Basic (loss) income per share	$(0.01)	$0.10
Diluted (loss) income per share	$(0.01)	$0.09

Weighted average number of shares outstanding:
Basic	102.3	106.8
Diluted	102.3	110.0

See Notes to Condensed Consolidated Financial Statements (Unaudited).

ACCO Brands Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended March 31,
(in millions)	2019	2018
Net (loss) income	$(0.6)	$10.4
Other comprehensive income (loss), net of tax:
Unrealized income (loss) on derivative instruments, net of tax benefit (expense) of $0.4 and $(0.3), respectively	(1.1)	0.6

Foreign currency translation adjustments, net of tax expense of $(3.8) and $(2.7), respectively	(3.1)	(4.3)

Recognition of deferred pension and other post-retirement items, net of tax benefit of $0.4 and $0.9, respectively	(1.1)	(2.6)
Other comprehensive (loss) income, net of tax	(5.3)	(6.3)

Comprehensive income (loss)	$(5.9)	$4.1

See Notes to Condensed Consolidated Financial Statements (Unaudited).

ACCO Brands Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(in millions)	2019	2018
Operating activities
Net (loss) income	$(0.6)	$10.4
Amortization of inventory step-up	0.1	—
Loss on disposal of assets	0.1	0.1
Depreciation	8.8	9.0
Amortization of debt issuance costs	0.5	0.5
Amortization of intangibles	9.3	9.3
Stock-based compensation	2.0	3.2
Changes in balance sheet items:
Accounts receivable	108.1	162.0
Inventories	(57.3)	(43.5)
Other assets	(10.1)	(8.0)
Accounts payable	(79.9)	8.8
Accrued expenses and other liabilities	(41.1)	(78.7)
Accrued income taxes	(1.2)	(12.7)
Net cash (used) provided by operating activities	(61.3)	60.4
Investing activities
Additions to property, plant and equipment	(7.2)	(8.0)
Proceeds from the disposition of assets	0.1	—
Other assets acquired	(5.4)	—
Net cash used by investing activities	(12.5)	(8.0)
Financing activities
Proceeds from long-term borrowings	123.7	21.5
Repayments of long-term debt	—	(11.6)
Borrowings of notes payable, net	4.8	0.7
Dividends paid	(6.2)	(6.4)
Repurchases of common stock	(10.5)	(9.1)
Payments related to tax withholding for stock-based compensation	(4.2)	(7.4)
Proceeds from the exercise of stock options	—	5.3
Net cash provided (used) by financing activities	107.6	(7.0)
Effect of foreign exchange rate changes on cash and cash equivalents	(0.3)	0.4
Net increase in cash and cash equivalents	33.5	45.8
Cash and cash equivalents
Beginning of the period	67.0	76.9
End of the period	$100.5	$122.7

See Notes to Condensed Consolidated Financial Statements (Unaudited).

ACCO Brands Corporation and Subsidiaries
Consolidated Statement of Stockholders' Equity
(Unaudited)

(in millions)	Common Stock	Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Accumulated Deficit	Total
Balance at December 31, 2018	$1.1	$1,941.0	$(461.7)	$(33.9)	$(656.8)	$789.7
Net loss	—	—	—	—	(0.6)	(0.6)
Gain on derivative financial instruments, net of tax	—	—	(1.1)	—	—	(1.1)
Translation impact	—	—	(3.1)	—	—	(3.1)
Pension and post-retirement adjustment, net of tax	—	—	(1.1)	—	—	(1.1)
Common stock repurchases	—	(11.0)	—	—	—	(11.0)
Stock-based compensation	—	2.0	—	—	—	2.0
Common stock issued, net of shares withheld for employee taxes	—	—	—	(4.3)	—	(4.3)
Dividends declared, $0.06 per share	—	—	—	—	(6.2)	(6.2)
Other	—	(0.1)	—	—	0.1	—
Cumulative effect due to the adoption of ASU 2016-02	—	—	—	—	0.5	0.5
Balance at March 31, 2019	$1.1	$1,931.9	$(467.0)	$(38.2)	$(663.0)	$764.8

	Common Stock	Treasury Stock	Net Shares
Shares at December 31, 2018	106,249,322	3,500,622	102,748,700
Common stock issued, net of shares withheld for employee taxes	1,437,021	458,987	978,034
Common stock repurchases	(1,260,163)	—	(1,260,163)
Shares at March 31, 2019	106,426,180	3,959,609	102,466,571

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

As used in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, the terms "ACCO Brands," "ACCO," the "Company," "we," "us," and "our" refer to ACCO Brands Corporation and its consolidated subsidiaries.

The management of ACCO Brands Corporation is responsible for the accuracy and internal consistency of the preparation of the condensed consolidated financial statements and notes contained in this Quarterly Report on Form 10-Q.

The condensed consolidated interim financial statements have been prepared pursuant to the rules and regulations of the SEC. Although the Company believes the disclosures are adequate to make the information presented not misleading, certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the U.S. ("GAAP") have been condensed or omitted pursuant to those rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

The Condensed Consolidated Balance Sheet as of March 31, 2019, the related Consolidated Statements of Operations and the Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2019 and 2018 and Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018 are unaudited. The December 31, 2018 Condensed Consolidated Balance Sheet data was derived from audited financial statements, but does not include all annual disclosures required by GAAP. The above referenced financial statements included herein were prepared by management and reflect all adjustments (consisting solely of normal recurring items unless otherwise noted) which are, in the opinion of management, necessary for the fair presentation of results of operations and cash flows for the interim periods ended March 31, 2019 and 2018, and the financial position of the Company as of March 31, 2019. Interim results may not be indicative of results for a full year.

On July 2, 2018, we completed the acquisition (the "GOBA Acquisition") of GOBA Internacional, S.A. de C.V. ("GOBA"), a leading provider of school and craft products in Mexico under the Barrilito® brand, for a preliminary purchase price of approximately $37.2 million, net of cash acquired, and subject to working capital and other adjustments. The GOBA Acquisition has increased the breadth and depth of our distribution, especially with wholesalers and retailers throughout Mexico, and complements our existing office products portfolio with a strong offering of school and craft products. The results of GOBA are included in the ACCO Brands International segment as of July 2, 2018.

See "Note 3. Acquisitions" for details on the GOBA Acquisition.

On January 1, 2019, the Company adopted accounting standard ASU No. 2016-02, Leases (Topic 842), applying the transition method in accounting standard ASU 2018-11 Leases (Topic 842), Targeted Improvements. ASU 2018-11 allows an entity to initially apply ASU 2016-02 at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. For more information, see "Note 2. Recent Accounting Pronouncements and Adopted Accounting Standards" and "Note 5. Leases."

Certain prior year amounts have been reclassified for consistency with the current year presentation in our Condensed Consolidated Balance Sheet, primarily due to the Company's adoption of ASU No. 2016-02, Leases (Topic 842) at the beginning of 2019.

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

Recently Adopted Accounting Standards

On January 1, 2019, the Company adopted accounting standard ASU No. 2016-02, Leases (Topic 842), applying the transition method in accounting standard ASU 2018-11 Leases (Topic 842), Targeted Improvements. ASU 2018-11 allows an entity to initially apply ASU 2016-02 at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

The cumulative effect of the changes on our January 1, 2019 opening Condensed Consolidated Balance Sheet due to the adoption of ASU 2016-02 was as follows:

(in millions)	Balance at December 31, 2018	Adjustments due to ASU 2016-02	Balance at January 1, 2019
Assets:
Property, plant and equipment, net	$263.7	$(0.9)	$262.8
Right of use asset, leases	—	90.9	90.9

Liabilities and stockholders' equity:
Current portion of long-term debt	39.5	(0.1)	39.4
Lease liabilities	—	24.1	24.1
Long-term debt, net	843.0	(0.1)	842.9
Long-term lease liabilities	11.0	65.6	76.6
Accumulated deficit	(656.8)	0.5	(656.3)

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The impact of the adoption of ASU 2016-02 on our Condensed Consolidated Balance Sheet for the period ended March 31, 2019 was as follows:

	March 31, 2019
(in millions)	As Reported	Balances without adoption of ASU 2016-02	Effect of Change Higher/(Lower)
Condensed Consolidated Balance Sheet:
Assets:
Property, plant and equipment, net	$260.3	$261.1	$(0.8)
Right of use asset, leases	83.6	—	83.6

Liabilities and stockholders' equity:
Current portion of long-term debt	47.1	47.2	(0.1)
Lease liabilities	22.8	—	22.8
Long-term debt, net	949.4	949.5	(0.1)
Long-term lease liabilities	69.7	10.0	59.7
Accumulated deficit	(663.0)	(663.5)	0.5

See "Note 5. Leases" for further details and the required disclosures related to ASU 2016-02.

The adoption of ASU 2016-02 did not materially affect our Consolidated Statements of Operations or Condensed Consolidated Statements of Cash Flows.

There were no other accounting standards that were adopted in the first quarter of 2019 that had a material effect on the Company’s financial condition, results of operations or cash flow.

3. Acquisitions

On January 31, 2019, the Company completed the purchase of certain assets, including inventory and certain identifiable intangibles, for the Cumberland brand (the "Cumberland Asset Acquisition") in Australia for a purchase price of A$8.2 million (US$6.0 million based on January 31, 2019 exchange rates), of which $0.6 million is expected to be paid during the second quarter of 2019. The Cumberland Asset Acquisition extends our presence in Australia into new product categories. The Company accounted for the transaction as an asset acquisition, as the set of assets acquired does not meet the criteria to be classified as a business under GAAP. During the quarter ended March 31, 2019, transaction costs related to the Cumberland Asset Acquisition were $0.1 million. These costs were reported as selling, general and administrative ("SG&A") expenses in the Company's Consolidated Statements of Operations.

The following table summarizes the fair value of assets acquired:

(in millions)	At January 31, 2019
Inventory	2.8
Identifiable intangibles	3.2
Fair value of assets acquired	$6.0

Acquisition of GOBA

On July 2, 2018, the Company completed the GOBA Acquisition. GOBA is a leading provider of school and craft products in Mexico under the Barrilito® brand. The GOBA Acquisition is expected to increase the breadth and depth of our distribution, especially with wholesalers and retailers throughout Mexico, and complements our existing office products portfolio with a strong offering of school and craft products. The results of GOBA are included in the ACCO Brands International segment as of July 2, 2018.

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The purchase price paid at closing was Mex$796.8 million (US$39.9 million based on July 2, 2018 exchange rates), subject to working capital and other adjustments that reduced it by $0.8 million. The preliminary purchase price, net of cash acquired of $1.9 million, was $37.2 million. A portion of the purchase price (Mex$115.0 million (US$5.8 million based on July 2, 2018 exchange rates)) is being held in an escrow account for a period of up to 5 years after closing in the event of any claims against the sellers under the stock purchase agreement. The Company may also make claims against the sellers directly, subject to limitations in the stock purchase agreement, if the escrow is depleted. The GOBA Acquisition and related expenses were funded by increased borrowing under our revolving facility.

For accounting purposes, the Company was the acquiring enterprise. The GOBA Acquisition is being accounted for as a purchase business combination. The net sales for GOBA for the three months ended March 31, 2019 were $11.8 million.

The following table presents the preliminary allocation of the consideration given to the fair values of the assets acquired and liabilities assumed at the date of acquisition.

(in millions)	At July 2, 2018
Calculation of Goodwill:
Purchase price, net of working capital adjustment	$39.1

Plus fair value of liabilities assumed:
Accounts payable and accrued liabilities	10.2
Deferred tax liabilities	3.1
Other non-current liabilities	5.6
Fair value of liabilities assumed	$18.9

Less fair value of assets acquired:
Cash acquired	1.9
Accounts receivable	30.0
Inventory	7.1
Property, plant and equipment	0.6
Identifiable intangibles	10.3
Deferred tax assets	1.9
Other assets	4.2
Fair value of assets acquired	$56.0

Goodwill	$2.0

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

Our fair value estimate of assets acquired and liabilities assumed is pending the completion of several elements, including the final determination of purchase price related to the settlement of differences in working capital, and the valuation of the fair value of the assets acquired and liabilities assumed and final review by our management. The primary areas that are not yet finalized relate to income and other taxes. Accordingly, there could be material adjustments to our condensed consolidated financial statements.

The final determination of the purchase price, fair values and resulting goodwill may differ significantly from what is reflected in these condensed consolidated financial statements.

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

During the year ended December 31, 2018, transaction costs related to the GOBA Acquisition were $1.1 million. These costs were reported as interest and SG&A expenses in the Company's Consolidated Statements of Operations.

4. Long-term Debt and Short-term Borrowings

Notes payable and long-term debt, listed in order of the priority of security interests in assets of the Company, consisted of the following as of March 31, 2019 and December 31, 2018:

(in millions)	March 31, 2019	December 31, 2018
Euro Senior Secured Term Loan A, due January 2022 (floating interest rate of 1.5% at March 31, 2019 and 1.50% at December 31, 2018)	$283.6	$289.0
Australian Dollar Senior Secured Term Loan A, due January 2022 (floating interest rate of 3.39% at March 31, 2019 and 3.56% at December 31, 2018)	43.2	43.0
U.S. Dollar Senior Secured Revolving Credit Facility, due January 2022 (floating interest rate of 4.25% at March 31, 2019 and 4.36% at December 31, 2018)	222.2	106.8
Australian Dollar Senior Secured Revolving Credit Facility, due January 2022 (floating interest rate of 3.48% at March 31, 2019 and 3.54% at December 31, 2018)	77.8	73.9
Senior Unsecured Notes, due December 2024 (fixed interest rate of 5.25%)	375.0	375.0
Other borrowings	9.5	0.3
Total debt	1,011.3	888.0
Less:
Current portion	56.6	39.5
Debt issuance costs, unamortized	5.3	5.5
Long-term debt, net	$949.4	$843.0

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

Effective July 26, 2018, the Company entered into the First Amendment (the "First Amendment") to the 2017 Credit Agreement among the Company, certain subsidiaries of the Company, Bank of America, N.A., as administrative agent, and the other lenders party thereto. The First Amendment increased the aggregate revolving credit commitments under the revolving facility by $100.0 million such that, after giving effect to such increase, the aggregate amount of revolving credit available under the 2017 Revolving Facility is $500.0 million. In addition, the First Amendment also affected certain technical amendments to the 2017 Credit Agreement, including the addition of provisions relating to LIBOR successor rate procedures if LIBOR becomes unascertainable or is discontinued in the future and to expressly permit certain intercompany asset transfers.

As of March 31, 2019, there were $300.0 million in borrowings outstanding under the 2017 Revolving Facility. The remaining amount available for borrowings as of March 31, 2019 was $183.6 million (allowing for $16.4 million of letters of credit outstanding on that date).

As described in the Company's 2018 Annual Report on Form 10-K, we must meet certain restrictive debt covenants under the senior secured credit facilities. The indenture governing our outstanding senior unsecured notes also contains certain covenants. As of and for the periods ended March 31, 2019 and December 31, 2018, the Company was in compliance with all applicable loan covenants.

5. Leases

On January 1, 2019, the Company adopted accounting standard ASU No. 2016-02, Leases (Topic 842), applying the transition method in accounting standard ASU 2018-11 Leases (Topic 842), Targeted Improvements. ASU 2018-11 allows an entity to initially apply ASU 2016-02 at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

in the period of adoption. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The Company recorded a net increase to beginning retained earnings of $0.5 million as of January 1, 2019 due to the cumulative impact of adopting ASU 2016-02. The impact of adopting ASU 2016-02 on our Condensed Consolidated Balance Sheet was material, but the impact was immaterial for our Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows.

The Company leases its corporate headquarters; various other facilities for distribution, manufacturing, and offices; and vehicles, forklifts, and other equipment. The Company determines if an arrangement is a lease at inception. Leases are included in "Right of use asset, leases" ("ROU") assets, the current portion of the lease liability in "Lease liabilities" and the non-current portion in "Long-term lease liabilities" in the Condensed Consolidated Balance Sheet. The Company currently has an immaterial amount of financing leases and leases with a term of less than 12 months. ROU assets and lease liabilities are recognized based on the present value of lease payments over the lease term. Because most of the Company’s leases do not provide an implicit rate of return, the Company uses its incremental collateralized borrowing rate, on a regional basis, in determining the present value of lease payments. The Company has lease agreements with lease and non-lease components, which are combined for accounting purposes.

The components of lease expense were as follows:

Three Months Ended March 31,
(in millions)	2019
Operating lease cost	$7.0
Sublease income	(0.4)
Total lease cost	$6.6

Other information related to leases was as follows:

Three Months Ended March 31,
(in millions, except lease term and discount rate)	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8.0
Right-of-use assets obtained in exchange for lease obligations:
Operating leases(1)	$(1.4)

Weighted average remaining lease term:
Operating leases	5.4 years

Weighted average discount rate:
Operating leases	5.2%

(1) In the first quarter of 2019, the Company signed a sub-lease for one of its distribution centers.

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Future minimum lease payments, net of sub-lease income, for all non-cancelable leases as of March 31, 2019 were as follows:

(in millions)
2019	$21.2
2020	23.2
2021	18.8
2022	15.3
2023	9.9
2024	7.0
Thereafter	11.9
Total minimum lease payments	107.3
Less imputed interest	14.8
Future minimum payments for leases, net of sublease rental income and imputed interest	$92.5

As of March 31, 2019, the Company had one operating lease for property that had not yet commenced. In addition, early in the second quarter of 2019, the Company signed a renewal of the lease for its corporate headquarters.

6. Pension and Other Retiree Benefits

The components of net periodic benefit (income) cost for pension and post-retirement plans for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended March 31,
	Pension				Post-retirement
	U.S.		International
(in millions)	2019	2018	2019	2018	2019	2018
Service cost	$0.4	$0.4	$0.3	$0.5	$—	$—
Interest cost	1.8	1.7	3.4	3.4	0.1	—
Expected return on plan assets	(2.9)	(2.9)	(5.1)	(5.9)	—	—
Amortization of net loss (gain)	0.5	0.6	0.8	0.9	(0.1)	(0.1)
Amortization of prior service cost	0.1	0.1	—	—	—	—
Net periodic benefit income(1)	$(0.1)	$(0.1)	$(0.6)	$(1.1)	$—	$(0.1)

(1)	The components, other than service cost, are included in the line "Non-operating pension income" in the Consolidated Statements of Operations.

We expect to contribute approximately $21.2 million to our defined benefit plans in 2019. For the three months ended March 31, 2019, we have contributed $7.5 million to these plans.

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

7. Stock-Based Compensation

The following table summarizes our stock-based compensation expense (including stock options, restricted stock units ("RSUs") and performance stock units ("PSUs")) for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
(in millions)	2019	2018
Stock option compensation expense	$0.5	$0.5
RSU compensation expense	1.0	0.9
PSU compensation expense	0.5	1.8
Total stock-based compensation expense	$2.0	$3.2

We generally recognize compensation expense for stock-based awards ratably over the vesting period. During the first quarter of 2019, the Company's Board of Directors approved stock compensation grants which consisted of 1,303,255 stock options, 354,695 RSUs and 365,893 PSUs.

The following table summarizes our unrecognized compensation expense and the weighted-average period over which the expense will be recognized as of March 31, 2019:

	March 31, 2019
	Unrecognized	Weighted Average
	Compensation	Years Expense To Be
(in millions, except weighted average years)	Expense	Recognized Over
Stock options	$5.8	2.5
RSUs	$7.4	2.2
PSUs	$5.5	2.1

8. Inventories

The components of inventories were as follows:

(in millions)	March 31, 2019	December 31, 2018
Raw materials	$65.4	$55.4
Work in process	4.2	4.3
Finished goods	330.1	280.9
Total inventories	$399.7	$340.6

9. Goodwill and Identifiable Intangible Assets

Goodwill

As more fully described in the Company’s 2018 Annual Report on Form 10-K, we test goodwill for impairment at least annually and on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. The Company performed this annual assessment, on a qualitative basis, as allowed by GAAP, in the second quarter of 2018 and concluded that no impairment existed.

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Changes in the net carrying amount of goodwill by segment were as follows:

(in millions)	ACCO Brands North America	ACCO Brands EMEA	ACCO Brands International	Total

Balance at December 31, 2018	$375.6	$165.6	$167.7	$708.9
GOBA Acquisition	—	—	(0.3)	(0.3)
Foreign currency translation	—	(1.7)	—	(1.7)
Balance at March 31, 2019	$375.6	$163.9	$167.4	$706.9

The goodwill balance is net of $215.1 million of accumulated impairment losses, which occurred prior to December 31, 2016.

Identifiable Intangible Assets

The valuation of identifiable intangible assets of $3.2 million acquired in the Cumberland Asset Acquisition includes an amortizable trade name and amortizable customer relationships, which have been recorded at their estimated fair values. The fair value of the trade name was determined using the relief from royalty method, which is based on the present value of royalty fees derived from projected revenues. The fair value of the customer relationships was determined using the multi-period excess earnings method which is based on the present value of the projected after-tax cash flows.

The amortizable trade name is expected be amortized over 10 years on a straight-line basis while the customer relationships will be amortized on an accelerated basis over 7 years from January 31, 2019, the date the Cumberland assets were acquired by the Company. The allocations of the identifiable intangibles acquired in the Cumberland Asset Acquisition were as follows:

(in millions)	Fair Value	Remaining Useful Life Ranges
Trade name - amortizable	$0.8	10 Years
Customer relationships	2.4	7 Years
Total identifiable intangibles acquired	$3.2

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

The amortizable trade name is expected to be amortized over 15 years on a straight-line basis, while the customer relationships will be amortized on an accelerated basis over 10 years from July 2, 2018, the date GOBA was acquired by the Company. The allocations of the identifiable intangibles acquired in the GOBA Acquisition were as follows:

(in millions)	Fair Value	Remaining Useful Life Ranges
Trade name - amortizable	$3.8	15 Years
Customer relationships	6.5	10 Years
Total identifiable intangibles acquired	$10.3

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The gross carrying value and accumulated amortization by class of identifiable intangible assets as of March 31, 2019 and December 31, 2018 was as follows:

	March 31, 2019				December 31, 2018
(in millions)	Gross Carrying Amounts	Accumulated Amortization		Net Book Value	Gross Carrying Amounts	Accumulated Amortization		Net Book Value
Indefinite-lived intangible assets:
Trade names	$469.1	$(44.5)	(1)	$424.6	$471.7	$(44.5)	(1)	$427.2
Amortizable intangible assets:
Trade names	306.1	(73.9)		232.2	306.0	(70.5)		235.5
Customer and contractual relationships	241.0	(126.0)		115.0	240.2	(120.5)		119.7
Patents	5.4	(1.0)		4.4	5.5	(0.9)		4.6
Subtotal	552.5	(200.9)		351.6	551.7	(191.9)		359.8
Total identifiable intangibles	$1,021.6	$(245.4)		$776.2	$1,023.4	$(236.4)		$787.0

(1)	Accumulated amortization prior to the adoption of authoritative guidance on goodwill and other intangible assets, at which time further amortization ceased.

The Company’s intangible amortization expense was $9.3 million and $9.3 million for the three months ended March 31, 2019 and 2018, respectively.

Estimated amortization expense for amortizable intangible assets as of March 31, 2019 for the current year and the next five years are as follows:

(in millions)	2019	2020	2021	2022	2023	2024
Estimated amortization expense(2)	$35.5	$31.9	$28.3	$24.7	$22.4	$20.8

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

10. Restructuring

The Company recorded restructuring expenses for the three months ended March 31, 2019 of $2.7 million primarily for severance costs related to additional changes in the operating structure of our North America and International segments.

The summary of the activity in the restructuring account for the three months ended March 31, 2019 was as follows:

(in millions)	Balance at December 31, 2018	Provision	Cash Expenditures	Non-cash Items/ Currency Change	Balance at March 31, 2019
Employee termination costs(1)	$7.9	$2.7	$(2.9)	$—	$7.7
Termination of lease agreements(2)	1.8	—	(1.0)	—	0.8
Total restructuring liability	$9.7	$2.7	$(3.9)	$—	$8.5

(1) We expect the remaining $7.7 million employee termination costs to be substantially paid in the next twelve months.
(2) We expect the remaining $0.8 million termination of lease costs to be substantially paid in the next three months.

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The summary of the activity in the restructuring account for the three months ended March 31, 2018 was as follows:

(in millions)	Balance at December 31, 2017	Provision	Cash Expenditures	Non-cash Items/ Currency Change	Balance at March 31, 2018
Employee termination costs	$12.0	$3.8	$(2.6)	$0.3	$13.5
Termination of lease agreements	0.8	0.9	(0.7)	—	1.0
Other	0.5	—	(0.1)	(0.1)	0.3
Total restructuring liability	$13.3	$4.7	$(3.4)	$0.2	$14.8

11. Income Taxes

For the three months ended March 31, 2019, we recorded an income tax expense of $10.6 million on income before taxes of $10.0 million, for an effective rate of 106.0%. The high effective tax rate for the quarter is primarily due to the Company increasing its reserves for uncertain tax positions in connection with the Brazil Tax Assessments (see Brazil Tax Assessments below) in the amount of $5.6 million, the recording of deferred state taxes on unremitted non-U.S. earnings in the amount of $0.8 million and other reserves related to various tax contingencies.

Immaterial Out-of-Period Adjustment

The $5.6 million increase in tax expense resulting from the increase in the reserve related to uncertain tax positions in connection with the Brazil Tax Assessments that was recorded in the first quarter of 2019 should properly have been recorded in 2018 when the Company decided to appeal the administrative decision to the judicial level. The impact of recording this out-of-period adjustment to our Consolidated Statements of Operations for the three months ended March 31, 2019 is a $5.6 million increase in our income tax expense and a $5.6 million decrease to our Net Income, resulting in a Net Loss; the Company has concluded that this amount would not have been material to its Net Income for the twelve months ended December 31, 2018 or its expected Net Income for the twelve months ended December 31, 2019. Further, the impact of the correction was not material to either our Condensed Consolidated Balance Sheets or our Condensed Consolidated Statements of Cash Flows. This amount is not expected to be paid in cash in the foreseeable future, and would only be paid in the event that we do not ultimately prevail in the case.

For the three months ended March 31, 2018, we recorded an income tax benefit of $4.3 million on income before taxes of $6.1 million. The tax benefit for the three months ended March 31, 2018 was primarily due to the excess tax benefit resulting from the realization of stock-based compensation related tax deductions, the partial release of the reserve for the Brazil Tax Assessments resulting from the expiration of the statute of limitation for the 2011 tax year, the positive impacts attributable to the U.S. Tax Act and foreign tax refunds. This was partially offset by the revaluation of the deferred tax assets and liabilities resulting from the decrease in the Swedish corporate tax rate.

The U.S. federal statute of limitations remains open for the years 2015 and forward. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from 2 to 5 years. Years still open to examination by foreign tax authorities in major jurisdictions include Australia (2014 forward), Brazil (2013 forward), Canada (2014 forward), Germany (2014 forward), Sweden (2013 forward) and the U.K. (2017 forward). We are currently under examination in certain foreign jurisdictions.

Brazil Tax Assessments

In connection with our May 1, 2012 acquisition of the Mead Consumer and Office Products business ("Mead C&OP"), we assumed all of the tax liabilities for the acquired foreign operations including Tilibra Produtos de Papelaria Ltda. ("Tilibra"). In December of 2012, the Federal Revenue Department of the Ministry of Finance of Brazil ("FRD") issued a tax assessment against Tilibra, challenging the tax deduction of goodwill from Tilibra's taxable income for the year 2007 (the "First Assessment"). A second assessment challenging the deduction of goodwill from Tilibra's taxable income for the years 2008, 2009 and 2010 was issued by FRD in October 2013 (the "Second Assessment" and together with the First Assessment, the "Brazil Tax Assessments"). Tilibra is disputing both of the tax assessments.

The final administrative appeal of the Second Assessment was decided against the Company in 2017. In 2018, the Company decided to appeal this decision to the judicial level. In the event we do not prevail at the judicial level, the Company will be required to pay an additional amount representing attorneys' costs and fees. Accordingly, in March 2019, the Company recorded an additional

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

reserve in the amount of $5.6 million reflecting the increased liability bringing the total reserve to $27.5 million for the Second Assessment. In connection with the judicial challenge, we were required to provide security to guarantee payment of the Second Assessment, should we not prevail. The First Assessment is still being challenged through established administrative procedures.

We believe we have meritorious defenses and intend to vigorously contest both of the assessments; however, there can be no assurances that we will ultimately prevail. The ultimate outcome will not be determined until the Brazilian tax appeal process is complete, which is expected to take a number of years. If the FRD's initial position is ultimately sustained, payment of the amount assessed would materially and adversely affect our cash flow in the year of settlement.

Because there is no settled legal precedent on which to base a definitive opinion as to whether we will ultimately prevail, we consider the outcome of these disputes to be uncertain. Since it is not more likely than not that we will prevail, in 2012, we recorded a reserve in the amount of $44.5 million (at December 31, 2012 exchange rates) in consideration of this contingency, of which $43.3 million was recorded as an adjustment to the purchase price and which included the 2007-2012 tax years plus penalties and interest through December 2012. Included in this reserve is an assumption of penalties at 75%, which is the standard penalty. While there is a possibility that a penalty of 150% could be imposed in connection with the First Assessment, based on the facts in our case and existing precedent, we believe the likelihood of a 150% penalty is not more likely than not as of March 31, 2019. We will continue to actively monitor administrative and judicial court decisions and evaluate their impact, if any, on our legal assessment of the ultimate outcome of our disputes. In addition, we will continue to accrue interest related to this contingency until such time as the outcome is known or until evidence is presented that we are more likely than not to prevail. The time limit for issuing an assessment for 2011 expired in January 2018 and we did not receive an assessment; we therefore reversed $5.6 million of reserves related to 2011 in the first quarter of 2018. During the three months ended March 31, 2019 and 2018, we accrued additional interest as a charge to current income tax expense of $0.3 million and $0.3 million, respectively. At current exchange rates, our accrual through March 31, 2019, including tax, penalties and interest is $35.1 million.

12. Earnings per Share

Total outstanding shares as of March 31, 2019 and 2018 were 102.5 million and 107.8 million, respectively. Under our stock repurchase program, for the three months ended March 31, 2019 and 2018, we repurchased and retired 1.3 million and 0.8 million shares, respectively. For the three months ended March 31, 2019 and 2018, we acquired 0.5 million and 0.6 million shares, respectively, related to tax withholding for share-based compensation.

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

Our weighted-average shares outstanding for the three months ended March 31, 2019 and 2018 was as follows:

	Three Months Ended March 31,
(in millions)	2019	2018
Weighted-average number of shares of common stock outstanding - basic	102.3	106.8
Stock options	—	1.2
Restricted stock units	—	2.0
Weighted-average shares and assumed conversions - diluted(1)	102.3	110.0

(1)
Due to the net loss during the three months ended March 31, 2019, the denominator in the diluted earnings per share calculation does not include the effects of the stock awards for which the average market price for the period exceeds the exercise price, as it would result in a less dilutive computation. As a result, reported diluted earnings per share for the three months ended March 31, 2019 are the same as basic earnings per share.

Awards of potentially dilutive shares of common stock, which have exercise prices that were higher than the average market price during the period, are not included in the computation of dilutive earnings per share as their effect would have been anti-

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

dilutive. For the three months ended March 31, 2019 and 2018 the number of anti-dilutive shares was approximately 5.8 million and 2.8 million, respectively.

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

Forward currency contracts are used to hedge foreign denominated inventory purchases for Europe, Australia, Canada, Japan and New Zealand, and are designated as cash flow hedges. Unrealized gains and losses on these contracts are deferred in Accumulated Other Comprehensive Income ("AOCI") until the contracts are settled and the underlying hedged transactions relating to inventory purchases are recognized, at which time the deferred gains or losses will be reported in the "Cost of products sold" line in the "Consolidated Statements of Operations." As of March 31, 2019 and December 31, 2018, we had cash-flow-designated foreign exchange contracts outstanding with a U.S. dollar equivalent notional value of $96.3 million and $98.7 million, respectively.

Forward currency contracts used to hedge foreign denominated intercompany loans are not designated as hedging instruments. Gains and losses on these derivative instruments are recognized within "Other income, net" in the "Consolidated Statements of Operations" and are largely offset by the change in the current translated value of the hedged item. The periods of the forward foreign exchange contracts correspond to the periods of the hedged transactions, and do not extend beyond March 2020, except for one relating to intercompany loans which extends to December 2020. As of March 31, 2019 and December 31, 2018, we had undesignated foreign exchange contracts outstanding with a U.S. dollar equivalent notional value of $150.3 million and $113.3 million, respectively.

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The following table summarizes the fair value of our derivative financial instruments as of March 31, 2019 and December 31, 2018:

	Fair Value of Derivative Instruments
	Derivative Assets			Derivative Liabilities
(in millions)	Balance Sheet Location	March 31, 2019	December 31, 2018	Balance Sheet Location	March 31, 2019	December 31, 2018
Derivatives designated as hedging instruments:
Foreign exchange contracts	Other current assets	$1.8	$3.3	Other current liabilities	$0.1	$0.1
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current assets	0.4	0.6	Other current liabilities	1.2	1.7
Foreign exchange contracts	Other non-current assets	7.9	12.7	Other non-current liabilities	7.9	12.7
Total derivatives		$10.1	$16.6		$9.2	$14.5
The following tables summarize the pre-tax effect of our derivative financial instruments on the condensed consolidated financial statements for the three months ended March 31, 2019 and 2018:

	The Effect of Derivative Instruments in Cash Flow Hedging Relationships on the Condensed Consolidated Financial Statements
	Amount of Gain (Loss) Recognized in AOCI (Effective Portion)		Location of (Gain) Loss Reclassified from AOCI to Income	Amount of (Gain) Loss Reclassified from AOCI to Income (Effective Portion)
	Three Months Ended March 31,			Three Months Ended March 31,
(in millions)	2019	2018		2019	2018
Cash flow hedges:
Foreign exchange contracts	$0.2	$(0.3)	Cost of products sold	$(1.7)	$1.2

	The Effect of Derivatives Not Designated as Hedging Instruments on the Consolidated Statements of Operations
	Location of (Gain) Loss Recognized in Income on Derivatives	Amount of (Gain) Loss Recognized in Income
		Three Months Ended March 31,
(in millions)		2019	2018
Foreign exchange contracts	Other income, net	$1.2	$0.4

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

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

We have determined that our financial assets and liabilities described in "Note 13. Derivative Financial Instruments" are Level 2 in the fair value hierarchy. The following table sets forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2019 and December 31, 2018:

(in millions)	March 31, 2019	December 31, 2018
Assets:
Forward currency contracts	$10.1	$16.6
Liabilities:
Forward currency contracts	$9.2	$14.5

Our forward currency contracts are included in "Other current assets," "Other non-current assets," "Other current liabilities" or "Other non-current liabilities." The forward foreign currency exchange contracts are primarily valued based on the foreign currency spot and forward rates quoted by banks or foreign currency dealers. As such, these derivative instruments are classified within Level 2.

The fair values of cash and cash equivalents, notes payable to banks, accounts receivable and accounts payable approximate carrying amounts due principally to their short maturities. The carrying amount of total debt was $1,011.3 million and $888.0 million and the estimated fair value of total debt was $1,003.8 million and $848.6 million at March 31, 2019 and December 31, 2018, respectively. The fair values are determined from quoted market prices, where available, and from investment bankers using current interest rates considering credit ratings and the remaining time to maturity.

15. Accumulated Other Comprehensive Income (Loss)

Accumulated Other Comprehensive Income (Loss) is defined as net (loss) income and other changes in stockholders’ equity from transactions and other events from sources other than stockholders. The components of, and changes in, accumulated other comprehensive income (loss), net of tax were as follows:

(in millions)	Derivative Financial Instruments	Foreign Currency Adjustments	Unrecognized Pension and Other Post-retirement Benefit Costs	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2018	$2.1	$(299.2)	$(164.6)	$(461.7)
Other comprehensive loss before reclassifications, net of tax	(0.1)	(3.1)	(2.2)	(5.4)
Amounts reclassified from accumulated other comprehensive (loss) income, net of tax	(1.0)	—	1.1	0.1
Balance at March 31, 2019	$1.0	$(302.3)	$(165.7)	$(467.0)

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The reclassifications out of accumulated other comprehensive income (loss) for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended March 31,
	2019	2018
(in millions)	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Location on Income Statement
Details about Accumulated Other Comprehensive Income Components
Gain (loss) on cash flow hedges:
Foreign exchange contracts	$1.7	$(1.2)	Cost of products sold
Tax (expense) benefit	(0.7)	0.3	Income tax expense (benefit)
Net of tax	$1.0	$(0.9)
Defined benefit plan items:
Amortization of actuarial loss	$(1.2)	$(1.4)	(1)
Amortization of prior service cost	(0.1)	(0.1)	(1)
Total before tax	(1.3)	(1.5)
Tax benefit	0.2	0.3	Income tax expense (benefit)
Net of tax	$(1.1)	$(1.2)

Total reclassifications for the period, net of tax	$(0.1)	$(2.1)

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

Service or Extended Maintenance Agreements ("EMAs") As of December 31, 2018, there was $5.0 million of unearned revenue associated with outstanding EMAs, primarily reported in "Other current liabilities." During the three months ended March 31, 2019, $1.6 million of the unearned revenue was recognized. As of March 31, 2019, the amount of unearned revenue was $5.4 million. We expect to recognize approximately $4.1 million of the unearned amount in the next 12 months and $1.3 million in future periods beyond the next 12 months.

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The following tables presents our net sales disaggregated by regional geography(1), based upon our reporting business segments and our net sales disaggregated by the timing of revenue recognition for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
(in millions)	2019	2018
United States	$140.0	$144.4
Canada	20.4	21.2
ACCO Brands North America	160.4	165.6

ACCO Brands EMEA(2)	146.5	154.5

Australia/N.Z.	32.9	39.8
Latin America	42.3	33.5
Asia-Pacific	11.8	12.4
ACCO Brands International	87.0	85.7
Net sales	$393.9	$405.8

(1) Net sales are attributed to geographic areas based on the location of the selling subsidiaries.
(2) ACCO Brands EMEA is comprised largely of Europe, but also includes export sales to the Middle East and Africa.

	Three Months Ended March 31,
(in millions)	2019	2018
Product and services transferred at a point in time	$373.4	$391.4
Product and services transferred over time	20.5	14.4
Net sales	$393.9	$405.8

17. Information on Business Segments

The Company has three operating business segments each of which is comprised of different geographic regions. The Company's three segments are as follows:

Operating Segment	Geography
ACCO Brands North America	United States and Canada
ACCO Brands EMEA	Europe, Middle East and Africa
ACCO Brands International	Australia/N.Z., Latin America and Asia-Pacific

Each of the Company's three operating segments designs, markets, sources, manufactures and sells recognized consumer and other end-user demanded branded products used in businesses, schools and homes. Product designs are tailored based on end-user preferences in each geographic region.

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

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

ACCO Brands North America

The ACCO Brands North America segment is comprised of the United States and Canada where the Company is a leading branded supplier of consumer and business products under brands such as AT-A-GLANCE®, Five Star®, GBC®, Hilroy®, Kensington®, Mead®, Quartet®, and Swingline®. The ACCO Brands North America segment designs, sources or manufactures and distributes school notebooks, calendars, whiteboards, storage and organization products (such as three-ring binders, sheet protectors and indexes), stapling, punching, laminating, binding and shredding products, and computer accessories, among others, which are primarily used in schools, homes and businesses. The majority of revenue in this segment is related to consumer and home products and is associated with the "back-to-school" season and year-end calendar purchases. We expect sales of consumer products to become an increasingly greater percentage of our revenue as demand for consumer products is faster growing than most business-related products.

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

ACCO Brands International

The ACCO Brands International segment is comprised of Australia/N.Z., Latin America and Asia-Pacific where the Company is a leading branded supplier of consumer and business products under brands such as Artline®, Barrilito®, GBC®, Kensington®, Marbig®, Quartet®, Rexel®, Tilibra®, and Wilson Jones®, among others. The ACCO Brands International segment designs, sources or manufactures and distributes school notebooks, calendars, whiteboards, storage and organization products (such as three-ring binders, sheet protectors and indexes), stapling, punching, laminating, binding and shredding products, writing instruments, and janitorial supplies, among others, which are primarily used in schools, businesses and homes. The majority of revenue in this segment is related to consumer products and is associated with the "back-to-school" season and year-end calendar purchases. We expect sales of consumer products to become an increasingly greater percentage of our revenue as demand for consumer products is faster growing than most business-related products.

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

Net sales by business segment for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended March 31,
(in millions)	2019	2018
ACCO Brands North America	$160.4	$165.6
ACCO Brands EMEA	146.5	154.5
ACCO Brands International	87.0	85.7
Net sales	$393.9	$405.8

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Operating income by business segment for the three months ended March 31, 2019 and 2018 was as follows:

	Three Months Ended March 31,
(in millions)	2019	2018
ACCO Brands North America	$6.8	$2.9
ACCO Brands EMEA	15.9	14.1
ACCO Brands International	5.6	5.8
Segment operating income	28.3	22.8
Corporate	(10.4)	(11.1)
Operating income(1)	17.9	11.7
Interest expense	10.4	9.4
Interest income	(0.9)	(1.0)
Non-operating pension income	(1.4)	(2.2)
Other income, net	(0.2)	(0.6)
Income before income tax	$10.0	$6.1

(1)
Operating income as presented in the segment table above is defined as i) net sales; ii) less cost of products sold; iii) less selling, general and administrative expenses; iv) less amortization of intangibles; and v) less restructuring charges.

18. Commitments and Contingencies

Pending Litigation - Brazil Tax Assessments

In connection with our May 1, 2012 acquisition of the Mead C&OP business, we assumed all of the tax liabilities for the acquired foreign operations including Tilibra Produtos de Papelaria Ltda. ("Tilibra"). For further information, see "Note 11. Income Taxes - Brazil Tax Assessments" for details on tax assessments issued by the FRD against Tilibra challenging the tax deduction of goodwill from Tilibra's taxable income for the years 2007 through 2010. If the FRD's initial position is ultimately sustained, payment of the amount assessed would materially and adversely affect our cash flow in the year of settlement.

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

It is the opinion of management that (other than the Brazil Tax Assessments) the ultimate resolution of currently outstanding matters will not have a material adverse effect on our financial condition, results of operations or cash flow. However, there is no assurance that we will ultimately be successful in our defense of any of these matters or that an adverse outcome in any matter will not affect our results of operations, financial condition or cash flow. Further, future claims, lawsuits and legal proceedings could materially and adversely affect our business, reputation, results of operations and financial condition.

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

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

19. Subsequent Events

Dividends

On May 2, 2019, the Company's Board of Directors declared a cash dividend of $0.06 per share on its common stock. The dividend is payable on June 19, 2019 to stockholders of record as of the close of business on May 24, 2019. The declaration and payment of future dividends will be at the discretion of the Board of Directors and will be dependent upon, among other things, the Company's financial position, results of operations, cash flows, debt covenant compliance, anticipated liquidity needs, and other factors.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three months ended March 31, 2019 and 2018 should be read in conjunction with the unaudited condensed consolidated financial statements of ACCO Brands Corporation and the accompanying notes contained therein.

Overview of the Company

ACCO Brands is a designer, marketer and manufacturer of recognized consumer and other end-user demanded brands used in businesses, schools, and homes. Our widely known brands include AT-A-GLANCE®, Barrilito®, Derwent®, Esselte®, Five Star®, GBC®, Hilroy®, Kensington®, Leitz®, Marbig®, Mead®, NOBO®, Quartet®, Rapid®, Rexel®, Swingline®, Tilibra® and Wilson Jones®. More than 75% of our net sales come from brands that occupy the number-one or number-two positions in the select product categories in which we compete. We distribute our products through a wide variety of retail and commercial channels to ensure that our products are readily and conveniently available for purchase by consumers and other end-users, wherever they prefer to shop. These channels include mass retailers, e-tailers, discount, drug/grocery and variety chains; warehouse clubs; hardware and specialty stores; independent office product dealers; office superstores; wholesalers; and contract stationers. Our products are sold primarily in the U.S., Europe, Australia, Canada, Brazil and Mexico. For the year ended December 31, 2018, approximately 42% of our net sales were in the U.S.; down from 45% in 2017. This decrease was primarily the result of the Esselte and GOBA acquisitions, which further extended our geographic reach.

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

In furtherance of our strategy, we have transformed our business by acquiring companies with consumer and other end-user demanded brands, and by continuing to diversify our distribution channels. In 2012, we acquired the Mead Consumer and Office Products business ("Mead C&OP"), which substantially increased our presence in North America and Brazil in school and calendar products with well-known consumer brands. In 2016, we purchased the remaining equity interest in Pelikan Artline from our joint venture partner, which enhanced our competitive position in school and business products in Australia and New Zealand and added new categories, including writing instruments and janitorial supplies. In early 2017, we acquired Esselte Group Holdings AB ("Esselte"), which more than doubled our presence in Europe and added several iconic business brands, a significant base of independent dealer customers, and a new product category of do-it-yourself hardware tools. On July 2, 2018, we completed the acquisition of GOBA Internacional, S.A. de C.V. in Mexico to extend our presence into new categories. Together these acquisitions have meaningfully expanded our portfolio of well-known end-user demanded brands, enhanced our competitive position from both a product and channel perspective, and added scale to our business operations.

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

Acquisitions

GOBA Internacional, S.A. de C.V. Acquisition

On July 2, 2018, we completed the acquisition (the "GOBA Acquisition") of GOBA Internacional, S.A. de C.V. ("GOBA"), a leading provider of school and craft products in Mexico under the Barrilito® brand, for a preliminary purchase price of approximately $37.2 million, net of cash acquired, and subject to working capital and other adjustments. The GOBA Acquisition has increased the breadth and depth of our distribution, especially with wholesalers and retailers throughout Mexico, and complements our existing office products portfolio with a strong offering of school and craft products. The results of GOBA are included in the ACCO Brands International segment as of July 2, 2018.

For further information on the GOBA Acquisition, see "Note 3. Acquisitions" to the condensed consolidated financial statements contained in Item 1. of this report.

OVERVIEW OF PERFORMANCE

Our financial results for the three months ended March 31, 2019 reflect the positive impact of price increases, cost reductions and improved operating efficiencies, which increased the operating income and operating income margin in our North America segment, and the impact of the GOBA Acquisition which contributed $11.8 million of net sales and $2.5 million of operating income to our International segment. Conversely, foreign currency translation negatively impacted our net sales by $21.6 million, our operating income by $2.2 million.

The quarterly average foreign exchange rates have moved relative to the prior-year quarter as follows for our major currencies relative to the U.S. dollar:

2019 1ST QTR Average Versus 2018 1ST QTR Average
Currency	Increase/(Decline)
Euro	(8)%
Australian dollar	(9)%
Canadian dollar	(5)%
Brazilian real	(14)%
Swedish krona	(12)%
British pound	(6)%
Mexican peso	(2)%
Japanese yen	(1)%

In North America, price increases and cost savings initiatives were initiated in late 2018 in order to offset the negative impact of inflationary increases in input costs, as well as increased tariffs that increased our cost of goods sold and reduced our gross profit margins during the second half of 2018. While we expect these higher input costs and tariffs will continue to negatively impact on our costs of goods sold in 2019, we expect the price increases and additional cost reduction initiatives we have already implemented to fully offset currently known inflation. Should the rate of tariffs on purchased finished goods we source from China increase again, or should we experience additional cost inflation, we may need to increase prices again which may result in a decrease in sales volume.

Operating cash flow for the three months ended March 31, 2019 decreased by $121.7 million compared to the prior-year quarter primarily due to the payments for inventory in the first quarter of 2019 that was purchased at the end of 2018. The 2018 inventory purchases were primarily in the U.S. in order to secure paper supply and pricing for the 2019 back-to-school season and to mitigate the previously expected additional inflationary cost increases on purchased finished goods sourced from China. Due to this shift in timing of inventory purchases, we also anticipate a much lower cash outflow in the second quarter of 2019 when compared to second quarter of 2018 because the normal buildup of back-to-school inventory will be offset by a reduction in the previously purchased inventory.

Consolidated Results of Operations for the Three Months Ended March 31, 2019 and March 31, 2018

	Three Months Ended March 31,		Amount of Change
(in millions, except per share data)	2019	2018	$	%/pts
Net sales	$393.9	$405.8	$(11.9)	(2.9)%
Cost of products sold	268.1	278.3	(10.2)	(3.7)%
Gross profit	125.8	127.5	(1.7)	(1.3)%
Gross profit margin	31.9%	31.4%		0.5	pts
Selling, general and administrative expenses	95.9	101.8	(5.9)	(5.8)%
Amortization of intangibles	9.3	9.3	—	-
Restructuring charges	2.7	4.7	(2.0)	(42.6)%
Operating income	17.9	11.7	6.2	53.0%
Operating income margin	4.5%	2.9%		1.6	pts
Interest expense	10.4	9.4	1.0	10.6%
Interest income	(0.9)	(1.0)	(0.1)	(10.0)%
Non-operating pension income	(1.4)	(2.2)	(0.8)	(36.4)%
Other income, net	(0.2)	(0.6)	0.4	(66.7)%
Income tax expense (benefit)	10.6	(4.3)	14.9	NM
Effective tax rate	106.0%	(70.5)%		NM	pts
Net income (loss)	(0.6)	10.4	(11.0)	NM
Weighted average number of diluted shares outstanding:	102.3	110.0	(7.7)	(7.0)%
Diluted (loss) income per share	$(0.01)	$0.09	$(0.10)	NM

Net Sales

Net sales of $393.9 million, including $11.8 million attributable to GOBA, decreased $11.9 million, or 2.9%, from $405.8 million in the prior-year period due to foreign currency translation, which reduced net sales by $21.6 million, or 5.3%, in the current-year period. Comparable net sales, excluding the sales from GOBA and foreign currency translation, decreased slightly, 0.5%, as lower volume was partially offset by higher pricing.

Cost of Products Sold

Cost of products sold of $268.1 million, including $7.4 million attributable to GOBA, decreased $10.2 million, or 3.7%, from $278.3 million in the prior-year period. Foreign currency translation reduced cost of products sold by $14.6 million, or 5.2%, in the current-year period. Underlying cost of products sold, excluding GOBA and foreign currency translation, decreased due to lower comparable net sales and cost savings, partially offset by higher input costs in the U.S. and Europe.

Gross Profit

We believe that gross profit and gross profit margin provide enhanced stockholder understanding of our underlying operating profit drivers. Gross profit of $125.8 million, including $4.4 million attributable to GOBA, decreased $1.7 million, or 1.3%, from $127.5 million in the prior-year period. Foreign currency translation reduced gross profit by $7.0 million, or 5.5%, in the current-year period. Underlying gross profit, excluding GOBA and foreign currency translation, increased primarily due to cost savings and higher pricing in the North America segment.

Gross profit as a percent of net sales increased to 31.9% from 31.4%, primarily due to cost savings and higher pricing.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") include advertising, marketing, selling (including commissions), research and development, customer service, depreciation related to assets outside the manufacturing and distribution processes and all other general and administrative expenses outside the manufacturing and distribution functions (e.g., finance, human resources, and information technology). SG&A of $95.9 million, including $1.6 million attributable to GOBA, decreased $5.9 million, or 5.8%, from $101.8 million in the prior-year period. Foreign currency translation reduced SG&A by $4.3 million, or 4.2%, in the current-year period. The current-year period includes $0.4 million of transaction and integration costs related to the Cumberland asset and GOBA acquisitions. The prior-year period included $1.6 million in integration costs related primarily to the Esselte acquisition. Underlying SG&A, excluding GOBA, transaction and integration costs, and foreign currency translation, decreased due to cost savings.

SG&A as a percentage of net sales decreased to 24.3% from 25.1% in the prior-year period, primarily due to cost savings.

Restructuring Charges

Restructuring charges of $2.7 million decreased $2.0 million, or 42.6%, from $4.7 million in the prior-year period. The current-year period charges related to severance costs associated with additional changes in the operating structure of our North America and International segments. The prior-year period charges primarily related to Esselte integration activities and changes in the operating structure of the North America segment.

Operating Income

Operating income of $17.9 million, including $2.5 million attributable to GOBA, increased $6.2 million, or 53.0%, from $11.7 million in the prior-year period. Foreign currency translation reduced operating income by $2.2 million, or 18.8%, in the current-year period. Underlying operating income, excluding GOBA, restructuring charges, transaction and integration costs, and foreign currency translation, increased primarily due to cost savings and higher pricing.

Interest Expense and Non-Operating Pension Income

Interest expense of $10.4 million increased $1.0 million, or 10.6%, from $9.4 million in the prior-year period. The increase was primarily due to higher average debt outstanding and higher interest rates on our variable rate debt in the current-year period.

Non-operating pension income of $1.4 million decreased $0.8 million, or 36.4% from $2.2 million in the prior-year period. The decrease is due to lower expected rates of return on plan assets in our foreign plans.

Income Taxes

For the current-year period, income tax expense was $10.6 million on income before taxes of $10.0 million, or an effective tax rate of 106.0%. The high effective tax rate for the quarter is primarily due to the Company recording additional reserves for uncertain tax positions in connection with the Brazil Tax Assessments ($5.6 million), the recording of deferred state taxes on unremitted non-U.S. earnings ($0.8 million) and the recording of other reserves related to various tax contingencies. The increase of $5.6 million in the reserve related to uncertain tax positions in connection with the Brazil Tax Assessments was recorded in March, 2019 though the increase should properly have been recorded in 2018 when the Company decided to appeal an administrative decision to the judicial level.

The lower effective tax rate in the prior-year period was due to a $5.6 million benefit resulting from the partial release of the reserve for the Brazil Tax Assessments due to the expiration of the statute of limitations for the 2011 tax year, and $2.5 million of excess tax benefits from stock-based compensation.

See "Note 11. Income Taxes -Brazil Tax Assessments" to the condensed consolidated financial statements contained in Item 1. of this report for additional details on the Brazil Tax Assessments.

Net (Loss) Income/Diluted (Loss) Income per Share

For the current-year period, the Company reported a net loss of $0.6 million compared to $10.4 million in net income in the prior-year period. Foreign currency translation reduced net income by $0.4 million, or 3.8%, in the current-year period. Diluted loss per share was $0.01, compared to $0.09 income per diluted share in the prior-year period. The decrease in net income was primarily driven by higher income tax expense, partially offset by cost savings.

Segment Net Sales and Operating Income for the Three Months Ended March 31, 2019 and March 31, 2018

	Three Months Ended March 31, 2019			Amount of Change Compared to the Three Months Ended March 31, 2018
	Net Sales	Segment Operating Income (A)	Segment Operating Income Margin	Net Sales	Net Sales	Segment Operating Income (A)	Segment Operating Income	Margin Points

(in millions)				$	%	$	%
ACCO Brands North America	$160.4	$6.8	4.2%	$(5.2)	(3.1)%	$3.9	134.5%	240
ACCO Brands EMEA	146.5	15.9	10.9%	(8.0)	(5.2)%	1.8	12.8%	180
ACCO Brands International	87.0	5.6	6.4%	1.3	1.5%	(0.2)	(3.4)%	(40)
Total	$393.9	$28.3		$(11.9)		$5.5

	Three Months Ended March 31, 2018
	Net Sales	Segment Operating Income (A)	Segment Operating Income Margin

(in millions)
ACCO Brands North America	$165.6	$2.9	1.8%
ACCO Brands EMEA	154.5	14.1	9.1%
ACCO Brands International	85.7	5.8	6.8%
Total	$405.8	$22.8
(A) Segment operating income excludes corporate costs. See "Part I, Item 1. Note 17. Information on Business Segments," for a reconciliation of total "Segment operating income" to "Income before income tax."

ACCO Brands North America

ACCO Brands North America net sales of $160.4 million decreased $5.2 million, or 3.1%, from $165.6 million in the prior-year period with foreign currency translation reducing net sales by $1.0 million, or 0.6%, in the current-year period. Comparable net sales, excluding foreign currency translation, decreased 2.5%. Net sales and comparable net sales declined primarily due to the timing of orders and some lost placements, which were partially offset by price increases.

ACCO Brands North America operating income of $6.8 million increased $3.9 million, or 134.5%, from $2.9 million in the prior-year period, and operating income margin increased to 4.2% from 1.8%. Operating income and margin increased, despite lower sales volume and inflationary increases in input costs, primarily due to cost savings and price increases.

ACCO Brands EMEA

ACCO Brands EMEA net sales of $146.5 million decreased $8.0 million, or 5.2%, from $154.5 million in the prior-year period due to foreign currency translation, which reduced net sales by $13.5 million, or 8.7%, in the current-year period. Comparable net sales, excluding foreign currency translation, increased 3.5% due to strong growth in sales of computer products and shredders.

ACCO Brands EMEA operating income of $15.9 million increased $1.8 million, or 12.8%, from $14.1 million in the prior-year period, and operating income margin increased to 10.9% from 9.1%. Foreign currency translation reduced operating income by $1.6 million, or 11%, in the current-year period. Underlying operating income, excluding foreign currency translation, increased primarily due to $3.1 million in lower restructuring charges and integration costs.

ACCO Brands International

ACCO Brands International net sales of $87.0 million increased $1.3 million, or 1.5%, from $85.7 million in the prior-year period due to $11.8 million in net sales attributable to GOBA, which was partially offset by foreign currency translation, which reduced net sales by $7.1 million, or 8.3%, in the current-year period. Comparable net sales, excluding GOBA and foreign currency translation, decreased 4.0% primarily due to lower net sales in Australia, which offset growth in Brazil.

ACCO Brands International operating income of $5.6 million, including $2.5 million attributable to GOBA, decreased $0.2 million, or 3.4%, from $5.8 million in the prior-year period and operating income margin decreased to 6.4% from 6.8%. Foreign currency translation reduced operating income by $0.5 million, or 8.6%, in the current-year period. Underlying operating income, excluding GOBA and foreign currency translation, decreased due to lower comparable net sales and lower gross profit.

SUPPLEMENTAL NON-GAAP FINANCIAL MEASURE

To supplement our consolidated financial statements presented in accordance with generally accepted accounting principles in the U.S. ("GAAP"), we provide investors with the non-GAAP financial measure comparable net sales.

We provide comparable net sales change in order to facilitate comparisons of our historical sales results as well as to highlight the underlying sales trends in our business. We use this non-GAAP financial measure in the internal evaluation and management of our business. We believe this measure provides management and investors with a more complete understanding of our underlying sales results and trends, and enhances the overall understanding of our past sales performance and our future prospects.

We calculate comparable net sales by excluding the effect of acquisitions and by translating the current-period foreign operation net sales at prior-year currency rates.

The following tables provide a reconciliation of GAAP net sales change as reported to non-GAAP comparable net sales change:

	Amount of Change - Three Months Ended March 31, 2019 compared to the Three Months Ended 31, 2018
	$ Change - Net Sales
		Non-GAAP
	GAAP			Comparable
	Net Sales	Currency		Net Sales
(in millions)	Change	Translation	Acquisition	Change
ACCO Brands North America	$(5.2)	$(1.0)	$—	$(4.2)
ACCO Brands EMEA	(8.0)	(13.5)	—	5.5
ACCO Brands International	1.3	(7.1)	11.8	(3.4)
Total	$(11.9)	$(21.6)	$11.8	$(2.1)

	% Change - Net Sales
		Non-GAAP
	GAAP			Comparable
	Net Sales	Currency		Net Sales
	Change	Translation	Acquisition	Change
ACCO Brands North America	(3.1)%	(0.6)%	—%	(2.5)%
ACCO Brands EMEA	(5.2)%	(8.7)%	—%	3.5%
ACCO Brands International	1.5%	(8.3)%	13.8%	(4.0)%
Total	(2.9)%	(5.3)%	2.9%	(0.5)%

Liquidity and Capital Resources

Our primary liquidity needs are to service indebtedness, fund capital expenditures and support working capital requirements. Our principal sources of liquidity are cash flows from operating activities, cash and cash equivalents held and seasonal borrowings under our $500 million multi-currency revolving credit facility (the "2017 Revolving Facility"). As of March 31, 2019, there were $300.0 million in borrowings under our 2017 Revolving Facility and the amount available for borrowings was $183.6 million (allowing for $16.4 million of letters of credit outstanding on that date).

We maintain adequate financing arrangements at market rates. Because of the seasonality of our business, we typically generate much of our cash flow in the third and fourth quarters, as accounts receivables are collected, and use cash in the second quarter to fund working capital in order to support the North America back-to-school season. We anticipate a different cash flow pattern in 2019, with a cash outflow in the first quarter and a much lower outflow in the second quarter when compared to 2018. Our Brazilian business is also highly seasonal due to the timing of the back-to-school season, which coincides with the calendar year-end in the fourth quarter. Due to various tax laws, it is costly to transfer short-term working capital in and out of Brazil; therefore, our normal practice is to hold seasonal cash requirements in Brazil, and invest it in short-term Brazilian government securities. Consolidated cash and cash equivalents was $100.5 million as of March 31, 2019, approximately $76 million of which was held in Brazil.

Our priorities for cash flow use over the near term, after funding business operations, including restructuring expenses, are funding strategic acquisitions, debt reduction, dividends and share repurchases.

The current senior secured credit facilities have a weighted average interest rate of 2.85% as of March 31, 2019 and our senior unsecured notes have a fixed interest rate of 5.25%.

Restructuring and Integration Activities

From time to time the Company may implement restructuring, realignment or cost-reduction plans and activities, including those related to integrating acquired businesses.

During the three months ended March 31, 2019, the Company recorded an aggregate $2.7 million in restructuring expenses, primarily for severance costs related to additional changes in the operating structure of our North America and International segments. For additional details, see "Note 10. Restructuring" to the condensed consolidated financial statements contained in Item 1. of this report.

In addition, during the three months ended March 31, 2019, the Company recorded an aggregate $0.3 million, in non-restructuring integration expenses related to the integration of the Cumberland Asset Acquisition and GOBA operations.

Cash Flow for the Three Months Ended March 31, 2019 and March 31, 2018

Cash Flow from Operating Activities

Cash used by operating activities during the three months ended March 31, 2019 of $61.3 million was $121.7 million lower than the $60.4 million provided in the 2018 period. The significant change was the result of a use of cash for net working capital (accounts receivable, inventories, and accounts payable) in 2019 compared to a significant source of cash in the prior-year period. Accounts receivable contributed $108.1 million in the 2019 period versus $162.0 million in the prior-year period, and was adversely affected by lower sales in the prior quarter, a higher mix of sales in slower-paying geographies (e.g. Latin America) and by the timing of collections. Inventory purchases were higher than the prior year due to advanced purchases of materials to secure supply, support new product launches and to mitigate the risk of anticipated inflation, including tariffs. In addition, we anticipate an earlier start to the back-to-school season in North America, which has resulted in an earlier-than-usual increase in inventory. Accounts payable used cash of $79.9 million during the first quarter of 2019, which compares unfavorably to $8.8 million contributed in the prior-year period, due to the earlier inventory purchases which occurred in both the fourth quarter of 2018 and the first quarter of 2019, which advanced the timing of payments.

Partially offsetting the adverse change in cash flow from working capital were payments of customer incentives which were $15.0 million below the prior-year period primarily due to the settlement of disputed amounts which occurred in the prior year, and lower annual and long-term employee incentive payments which were approximately $12 million less than prior year. Cash used for pension contributions, tax, interest and restructuring payments was collectively in-line with payments made during the prior-year period.

The table below shows our cash flow from accounts receivable, inventories and accounts payable for the three months ended March 31, 2019 and 2018:

	Three Months Ended
(in millions)	March 31, 2019	March 31, 2018
Accounts receivable	$108.1	$162.0
Inventories	(57.3)	(43.5)
Accounts payable	(79.9)	8.8
Cash flow provided by net working capital	$(29.1)	$127.3

Cash Flow from Investing Activities

Cash used by investing activities was $12.5 million and $8.0 million for the three months ended March 31, 2019 and 2018, respectively. The 2019 cash outflow includes $5.4 million of purchase price paid to date for the acquisition of certain assets of the

Cumberland brand in Australia. For further details, see "Note 3. Acquisitions" to the condensed consolidated financial statements contained in Item 1. of this report. Capital expenditures were $7.2 million and $8.0 million for the three months ended March 31, 2019 and 2018, respectively.

Cash Flow from Financing Activities

Cash provided by financing activities was $107.6 million for the three months ended March 31, 2019, compared to a use of $7.0 million for the same period of 2018. Cash sourced in 2019 includes incremental net borrowings of $123.7 million, partially offset by $14.7 million for repurchases of our common stock and payments related to tax withholding for stock-based compensation, and $6.2 million for the payment of dividends to stockholders.

Cash used in 2018 reflects $11.2 million used for repurchases of our common stock and payments related to tax withholding for stock-based compensation, net of proceeds received from the exercise of stock options, and $6.4 million for payment of dividends, partially offset by incremental net borrowings of $9.9 million.

Credit Facilities and Notes Covenants

As of and for the periods ended March 31, 2019 and December 31, 2018, the Company was in compliance with all applicable loan covenants.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk" of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes to Foreign Exchange Risk Management or Interest Rate Risk Management in the quarter ended March 31, 2019 or through the date of this report.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision of the Chief Executive Officer and the Chief Financial Officer, and with the participation of our Disclosure Committee, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2019.

(b) Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are various claims, lawsuits and pending actions against us incidental to our operations, including the income tax assessments against our Brazilian subsidiary, Tilibra Produtos de Papelaria Ltda (the "Brazil Tax Assessments"), which is more fully described in our Annual Report on Form 10-K for the year ended December 31, 2018 and in "Part I, Item 1. Note 11. Income Taxes - Brazil Tax Assessments" to the Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q. It is the opinion of management that (other than the Brazil Tax Assessments) the ultimate resolution of these matters will not have a material adverse effect on our consolidated financial condition, results of operations or cash flow. However, there is no assurance that we will ultimately be successful in our defense of any of these matters or that an adverse outcome in any matter will not affect our results of operations, financial condition or cash flow.

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in "Part I, Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not applicable.

(b) Not applicable.

(c) Common Stock Purchases

The following table provides information about our purchases of equity securities during the quarter ended March 31, 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
January 1, 2019 to January 31, 2019	541,449	$7.61	541,449	$104,843,854
February 1, 2019 to February 28, 2019	173,957	9.30	173,957	103,226,863
March 1, 2019 to March 31, 2019	603,009	8.79	603,009	97,926,171
Total	1,318,415	$8.37	1,318,415	$97,926,171

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

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows (v) Consolidated Statement of Stockholders’ Equity and (vi) related notes to those financial statements*

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
Kathleen D. Hood
Senior Vice President and Chief Accounting Officer (principal accounting officer)
Date: May 2, 2019