Form 10-Q
period 2019-06-30
ACCO BRANDS Corp
filed 2019-07-31
CIK 712034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2019

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of July 23, 2019, the registrant had outstanding 97,905,734 shares of Common Stock.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ACCO Brands Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

	June 30, 2019	December 31, 2018
(in millions)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$94.1	$67.0
Accounts receivable, net	460.5	428.4
Inventories	370.7	340.6
Other current assets	47.9	44.2
Total current assets	973.2	880.2
Total property, plant and equipment	630.6	618.7
Less: accumulated depreciation	(370.6)	(355.0)
Property, plant and equipment, net	260.0	263.7
Right of use asset, leases	98.3	—
Deferred income taxes	108.6	115.1
Goodwill	708.3	708.9
Identifiable intangibles, net	771.8	787.0
Other non-current assets	32.6	31.5
Total assets	$2,952.8	$2,786.4
Liabilities and Stockholders' Equity
Current liabilities:
Notes payable	$3.3	$—
Current portion of long-term debt	45.8	39.5
Accounts payable	200.6	274.6
Accrued compensation	41.8	41.6
Accrued customer program liabilities	88.3	114.5
Lease liabilities	19.8	—
Other current liabilities	101.0	129.0
Total current liabilities	500.6	599.2
Long-term debt, net	1,049.7	843.0
Long-term lease liabilities	87.1	11.0
Deferred income taxes	182.3	176.2
Pension and post-retirement benefit obligations	240.7	257.2
Other non-current liabilities	114.4	110.1
Total liabilities	2,174.8	1,996.7
Stockholders' equity:
Common stock	1.0	1.1
Treasury stock	(38.2)	(33.9)
Paid-in capital	1,907.5	1,941.0
Accumulated other comprehensive loss	(458.9)	(461.7)
Accumulated deficit	(633.4)	(656.8)
Total stockholders' equity	778.0	789.7
Total liabilities and stockholders' equity	$2,952.8	$2,786.4

See Notes to Condensed Consolidated Financial Statements (Unaudited).

ACCO Brands Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2019	2018	2019	2018
Net sales	$518.7	$498.8	$912.6	$904.6
Cost of products sold	352.9	336.4	621.0	614.7
Gross profit	165.8	162.4	291.6	289.9
Operating costs and expenses:
Selling, general and administrative expenses	95.5	100.0	191.4	201.8
Amortization of intangibles	8.9	8.5	18.2	17.8
Restructuring charges	—	2.1	2.7	6.8
Total operating costs and expenses	104.4	110.6	212.3	226.4
Operating income	61.4	51.8	79.3	63.5
Non-operating expense (income):
Interest expense	11.7	9.9	22.1	19.3
Interest income	(1.3)	(1.4)	(2.2)	(2.4)
Non-operating pension income	(1.4)	(2.3)	(2.8)	(4.5)
Other expense, net	1.2	1.6	1.0	1.0
Income before income tax	51.2	44.0	61.2	50.1
Income tax expense	15.3	18.3	25.9	14.0
Net income	$35.9	$25.7	$35.3	$36.1

Per share:
Basic income per share	$0.35	$0.24	$0.35	$0.34
Diluted income per share	$0.35	$0.24	$0.34	$0.33

Weighted average number of shares outstanding:
Basic	101.3	106.1	101.8	106.4
Diluted	102.2	108.0	103.3	109.0

See Notes to Condensed Consolidated Financial Statements (Unaudited).

ACCO Brands Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Net income	$35.9	$25.7	$35.3	$36.1
Other comprehensive income (loss), net of tax:
Unrealized (loss) income on derivative instruments, net of tax benefit (expense) of $0.6 and (1.1) and $1.0 and (1.4), respectively	(1.2)	2.9	(2.3)	3.5

Foreign currency translation adjustments, net of tax expense of $3.4 and (0.1) and $(0.4) and (2.8), respectively	5.8	(9.8)	2.7	(14.1)

Recognition of deferred pension and other post-retirement items, net of tax benefit of $(1.1) and (2.4) and $(0.7) and (1.5), respectively	3.5	7.7	2.4	5.1
Other comprehensive income (loss), net of tax	8.1	0.8	2.8	(5.5)

Comprehensive income	$44.0	$26.5	$38.1	$30.6

See Notes to Condensed Consolidated Financial Statements (Unaudited).

ACCO Brands Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(in millions)	2019	2018
Operating activities
Net income	$35.3	$36.1
Amortization of inventory step-up	0.1	—
Loss on disposal of assets	—	0.1
Depreciation	17.5	17.5
Amortization of debt issuance costs	1.0	1.0
Amortization of intangibles	18.2	17.8
Stock-based compensation	5.4	7.2
Loss on debt extinguishment	0.3	0.3
Changes in balance sheet items:
Accounts receivable	(29.7)	7.8
Inventories	(26.6)	(74.7)
Other assets	(9.4)	(8.4)
Accounts payable	(74.4)	60.0
Accrued expenses and other liabilities	(55.6)	(66.7)
Accrued income taxes	2.2	(4.5)
Net cash used by operating activities	(115.7)	(6.5)
Investing activities
Additions to property, plant and equipment	(14.7)	(17.0)
Proceeds from the disposition of assets	0.3	—
Other assets acquired	(5.2)	—
Net cash used by investing activities	(19.6)	(17.0)
Financing activities
Proceeds from long-term borrowings	325.8	210.4
Repayments of long-term debt	(105.0)	(54.5)
(Repayments) borrowings of notes payable, net	(1.4)	0.3
Payments for debt issuance costs	(3.3)	—
Dividends paid	(12.2)	(12.7)
Repurchases of common stock	(37.9)	(50.2)
Payments related to tax withholding for stock-based compensation	(4.3)	(7.4)
Proceeds from the exercise of stock options	0.2	6.2
Net cash provided by financing activities	161.9	92.1
Effect of foreign exchange rate changes on cash and cash equivalents	0.5	(6.3)
Net increase in cash and cash equivalents	27.1	62.3
Cash and cash equivalents
Beginning of the period	67.0	76.9
End of the period	$94.1	$139.2

See Notes to Condensed Consolidated Financial Statements (Unaudited).

ACCO Brands Corporation and Subsidiaries
Consolidated Statement of Stockholders' Equity
(Unaudited)

(in millions)	Common Stock	Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Accumulated Deficit	Total
Balance at December 31, 2018	$1.1	$1,941.0	$(461.7)	$(33.9)	$(656.8)	$789.7
Net loss	—	—	—	—	(0.6)	(0.6)
Gain on derivative financial instruments, net of tax	—	—	(1.1)	—	—	(1.1)
Translation impact	—	—	(3.1)	—	—	(3.1)
Pension and post-retirement adjustment, net of tax	—	—	(1.1)	—	—	(1.1)
Common stock repurchases	—	(11.0)	—	—	—	(11.0)
Stock-based compensation	—	2.0	—	—	—	2.0
Common stock issued, net of shares withheld for employee taxes	—	—	—	(4.3)	—	(4.3)
Dividends declared, $.06 per share	—	—	—	—	(6.2)	(6.2)
Other	—	(0.1)	—	—	0.1	—
Cumulative effect due to the adoption of ASU 2016-02	—	—	—	—	0.5	0.5
Balance at March 31, 2019	1.1	1,931.9	(467.0)	(38.2)	(663.0)	764.8
Net income	—	—	—	—	35.9	35.9
Gain on derivative financial instruments, net of tax	—	—	(1.2)	—	—	(1.2)
Translation impact	—	—	5.8	—	—	5.8
Pension and post-retirement adjustment, net of tax	—	—	3.5	—	—	3.5
Common stock repurchases	—	(28.3)	—	—	—	(28.3)
Stock-based compensation	—	3.6	—	—	—	3.6
Common stock issued, net of shares withheld for employee taxes	—	0.2	—	—	—	0.2
Dividends declared, $.06 per share	—	—	—	—	(6.3)	(6.3)
Other	(0.1)	0.1	—	—	—	—
Balance at June 30, 2019	$1.0	$1,907.5	$(458.9)	$(38.2)	$(633.4)	$778.0

Shares of Capital Stock

	Common Stock	Treasury Stock	Net Shares
Shares at December 31, 2018	106,249,332	3,500,622	102,748,710
Common stock issued, net of shares withheld for employee taxes	1,437,021	458,987	978,034
Common stock repurchases	(1,260,163)	—	(1,260,163)
Shares at March 31, 2019	106,426,190	3,959,609	102,466,581
Common stock issued, net of shares withheld for employee taxes	44,180	7,836	36,344
Common stock repurchases	(3,443,914)	—	(3,443,914)
Shares at June 30, 2019	103,026,456	3,967,445	99,059,011

See Notes to Condensed Consolidated Financial Statements (Unaudited).

ACCO Brands Corporation and Subsidiaries
Consolidated Statement of Stockholders' Equity
Continued (Unaudited)

(in millions)	Common Stock	Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Accumulated Deficit	Total
Balance at December 31, 2017	$1.1	$1,999.7	$(461.1)	$(26.4)	$(739.2)	$774.1
Net loss	—	—	—	—	10.4	10.4
Gain on derivative financial instruments, net of tax	—	—	0.6	—	—	0.6
Translation impact	—	—	(4.3)	—	—	(4.3)
Pension and post-retirement adjustment, net of tax	—	—	(2.6)	—	—	(2.6)
Common stock repurchases	—	(9.3)	—	—	—	(9.3)
Stock-based compensation	—	3.2	—	—	—	3.2
Common stock issued, net of shares withheld for employee taxes	—	5.2	—	(7.5)	—	(2.3)
Dividends declared, $.06 per share	—	0.3	—	—	(6.6)	(6.3)
Cumulative effect due to the adoption of ASU 2016-02	—	—	—	—	1.5	1.5
Balance at March 31, 2018	1.1	1,999.1	(467.4)	(33.9)	(733.9)	765.0
Net income	—	—	—	—	25.7	25.7
Gain on derivative financial instruments, net of tax	—	—	2.9	—	—	2.9
Translation impact	—	—	(9.8)	—	—	(9.8)
Pension and post-retirement adjustment, net of tax	—	—	7.7	—	—	7.7
Common stock repurchases	—	(41.7)	—	—	—	(41.7)
Stock-based compensation	—	3.9	—	—	—	3.9
Common stock issued, net of shares withheld for employee taxes	—	1.0	—	—	—	1.0
Dividends declared, $.06 per share	—	0.2	—	—	(6.6)	(6.4)
Balance at June 30, 2018	$1.1	$1,962.5	$(466.6)	$(33.9)	$(714.8)	$748.3

Shares of Capital Stock

	Common Stock	Treasury Stock	Net Shares
Shares at December 31, 2017	109,597,197	2,913,113	106,684,084
Common stock issued, net of shares withheld for employee taxes	2,442,703	580,755	1,861,948
Common stock repurchases	(760,473)	—	(760,473)
Shares at March 31, 2018	111,279,427	3,493,868	107,785,559
Common stock issued, net of shares withheld for employee taxes	115,620	1,933	113,687
Common stock repurchases	(3,272,480)	—	(3,272,480)
Shares at June 30, 2018	108,122,567	3,495,801	104,626,766

See Notes to Condensed Consolidated Financial Statements (Unaudited).

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

As used in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, the terms "ACCO Brands," "ACCO," the "Company," "we," "us," and "our" refer to ACCO Brands Corporation and its consolidated subsidiaries.

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

The Condensed Consolidated Balance Sheet as of June 30, 2019, the related Consolidated Statements of Income and the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2019 and 2018 and Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018 are unaudited. The December 31, 2018 Condensed Consolidated Balance Sheet data was derived from audited financial statements, but does not include all annual disclosures required by GAAP. The above referenced financial statements included herein were prepared by management and reflect all adjustments (consisting solely of normal recurring items unless otherwise noted) which are, in the opinion of management, necessary for the fair presentation of results of operations and cash flows for the interim periods ended June 30, 2019 and 2018, and the financial position of the Company as of June 30, 2019. Interim results may not be indicative of results for a full year.

On July 2, 2018, we completed the acquisition (the "GOBA Acquisition") of GOBA Internacional, S.A. de C.V. ("GOBA"), a leading provider of school and craft products in Mexico under the Barrilito® brand, for a purchase price of $37.2 million, net of cash acquired, and working capital and other adjustments. The GOBA Acquisition has increased the breadth and depth of our distribution throughout Mexico, especially with wholesalers and retailers, and complements our existing office products portfolio with a strong offering of school and craft products. The results of GOBA are included in the ACCO Brands International segment from July 2, 2018.

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

2. Recent Accounting Pronouncements and Adopted Accounting Standards

Recent Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (the "FASB") issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40), Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This ASU aligns the requirements for capitalizing implementation costs

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). While the Company does not expect a material impact to its consolidated financial statements, we are currently in the process of evaluating the adoption of ASU 2018-15. ASU 2018-015 is effective for fiscal years ending after December 15, 2019. Early adoption of the standard is permitted, including adoption in any interim period for which financial statements have not been issued.

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

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The impact of the adoption of ASU 2016-02 on our Condensed Consolidated Balance Sheet for the period ended June 30, 2019 was as follows:

	Balance at June 30, 2019
(in millions)	As Reported	Balances without adoption of ASU 2016-02	Effect of Change Higher/(Lower)
Condensed Consolidated Balance Sheet:
Assets:
Property, plant and equipment, net	$260.0	$260.8	$(0.8)
Right of use asset, leases	98.3	—	98.3

Liabilities and stockholders' equity:
Current portion of long-term debt	45.8	45.9	(0.1)
Lease liabilities	19.8	0.1	19.7
Long-term debt, net	1,049.7	1,049.8	(0.1)
Long-term lease liabilities	87.1	9.6	77.5
Accumulated deficit	(633.4)	(633.9)	0.5

See "Note 5. Leases" for further details and the required disclosures related to ASU 2016-02.

The adoption of ASU 2016-02 did not materially affect our Consolidated Statements of Income or Condensed Consolidated Statements of Cash Flows.

There were no other accounting standards that were adopted in the first half of 2019 that had a material effect on the Company’s financial condition, results of operations or cash flow.

3. Acquisitions

Cumberland Asset Acquisition

On January 31, 2019, the Company completed the purchase of certain assets, including inventory and certain identifiable intangibles, for the Cumberland brand (the "Cumberland Asset Acquisition") in Australia for a purchase price of A$8.2 million (US$6.0 million based on January 31, 2019 exchange rates). The Cumberland Asset Acquisition extends our presence in Australia into new product categories. The Company accounted for the transaction as an asset acquisition, as the set of assets acquired does not meet the criteria to be classified as a business under GAAP. During the six months ended June 30, 2019, transaction costs related to the Cumberland Asset Acquisition were $0.1 million. These costs were reported as selling, general and administrative ("SG&A") expenses in the Company's Consolidated Statements of Income.

The following table summarizes the fair value of assets acquired:

(in millions)	At January 31, 2019
Inventory	$2.8
Identifiable intangibles	3.2
Fair value of assets acquired	$6.0

Acquisition of GOBA

On July 2, 2018, the Company completed the GOBA Acquisition. GOBA is a leading provider of school and craft products in Mexico under the Barrilito® brand. The GOBA Acquisition increased the breadth and depth of our distribution, especially with wholesalers and retailers throughout Mexico, and complements our existing office products portfolio with a strong offering of school and craft products. The results of GOBA are included in the ACCO Brands International segment as of July 2, 2018.

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The purchase price paid at closing was Mex$796.8 million (US$39.9 million based on July 2, 2018 exchange rates), and was later reduced by $0.8 million of working capital adjustments. The purchase price, net of cash acquired of $1.9 million, was $37.2 million. A portion of the purchase price (Mex$115.0 million (US$5.8 million based on July 2, 2018 exchange rates)) is being held in an escrow account for a period of up to 5 years after closing in the event of any claims against the sellers under the stock purchase agreement. The Company may also make claims against the sellers directly, subject to limitations in the stock purchase agreement, if the escrow is depleted. The GOBA Acquisition and related expenses were funded by increased borrowing under our revolving facility.

For accounting purposes, the Company was the acquiring enterprise. The GOBA Acquisition is being accounted for as a purchase business combination. The net sales for GOBA for the three and six months ended June 30, 2019 were $11.9 million and $23.7 million, respectively.

The following table presents the allocation of the consideration given to the fair values of the assets acquired and liabilities assumed at the date of acquisition.

(in millions)	At July 2, 2018
Calculation of Goodwill:
Purchase price, net of working capital adjustment	$39.1

Plus fair value of liabilities assumed:
Accounts payable and accrued liabilities	10.1
Deferred tax liabilities	3.1
Other non-current liabilities	6.5
Fair value of liabilities assumed	$19.7

Less fair value of assets acquired:
Cash acquired	1.9
Accounts receivable	30.0
Inventory	7.1
Property, plant and equipment	0.6
Identifiable intangibles	10.3
Deferred tax assets	2.0
Other assets	4.2
Fair value of assets acquired	$56.1

Goodwill	$2.7

In the second quarter of 2019, we finalized our fair value estimate of assets acquired and liabilities assumed as of the acquisition date.

During the year ended December 31, 2018, transaction costs related to the GOBA Acquisition were $1.1 million. These costs were reported as interest and SG&A expenses in the Company's Consolidated Statements of Income.

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

4. Long-term Debt and Short-term Borrowings

Notes payable and long-term debt, listed in order of the priority of security interests in assets of the Company, consisted of the following as of June 30, 2019 and December 31, 2018:

(in millions)	June 30, 2019	December 31, 2018
Euro Senior Secured Term Loan A, due May 2024 (floating interest rate of 1.75% at June 30, 2019)	$287.3	$—
Euro Senior Secured Term Loan A, due January 2022 (floating interest rate of 1.50% at December 31, 2018)	—	289.0
USD Senior Secured Term Loan A, due May 2024 (floating interest rate of 3.96% at June 30, 2019)	100.0	—
Australian Dollar Senior Secured Term Loan A, due May 2024 (floating interest rate of 3.11% at June 30, 2019)	42.7	—
Australian Dollar Senior Secured Term Loan A, due January 2022 (floating interest rate of 3.56% at December 31, 2018)	—	43.0
U.S. Dollar Senior Secured Revolving Credit Facility, due May 2024 (floating interest rate of 4.13% at June 30, 2019)	224.3	—
U.S. Dollar Senior Secured Revolving Credit Facility, due January 2022 (floating interest rate of 4.36% at December 31, 2018)	—	106.8
Australian Dollar Senior Secured Revolving Credit Facility, due May 2024 (floating interest rate of 3.20% at June 30, 2019)	72.2	—
Australian Dollar Senior Secured Revolving Credit Facility, due January 2022 (floating interest rate of 3.54% at December 31, 2018)	—	73.9
Senior Unsecured Notes, due December 2024 (fixed interest rate of 5.25%)	375.0	375.0
Other borrowings	3.3	0.3
Total debt	1,104.8	888.0
Less:
Current portion	49.1	39.5
Debt issuance costs, unamortized	6.0	5.5
Long-term debt, net	$1,049.7	$843.0

The Company entered into the Credit Agreement, dated as of January 27, 2017, among the Company, certain subsidiaries of the Company, Bank of America, N.A., as administrative agent, and the other agents and various lenders party thereto. The Credit Agreement provided for a five-year senior secured credit facility, which consisted of a €300.0 million (US$320.8 million based on January 27, 2017 exchange rates) term loan facility, an A$80.0 million (US$60.4 million based on January 27, 2017 exchange rates) term loan facility, and a US$400.0 million multi-currency revolving credit facility (the "Revolving Facility").

Effective July 26, 2018, the Company entered into the First Amendment (the "First Amendment") to the Credit Agreement among the Company, certain subsidiaries of the Company, Bank of America, N.A., as administrative agent, and the other lenders party thereto. The First Amendment increased the aggregate revolving credit commitments under the Revolving Facility by $100.0 million such that, after giving effect to such increase, the aggregate amount of revolving credit available under the Revolving Facility was $500.0 million. In addition, the First Amendment also affected certain technical amendments to the Credit Agreement, including the addition of provisions relating to LIBOR successor rate procedures if LIBOR becomes unascertainable or is discontinued in the future and to expressly permit certain intercompany asset transfers. The changes related to the provisions to LIBOR successor rate procedures are not expected to have a material effect on the Company.

Effective May 23, 2019, the Company entered into a Second Amendment (the "Second Amendment") to the Credit Agreement. Pursuant to the Second Amendment, the Credit Agreement was amended to, among other things:

•	extend the maturity date to May 23, 2024;

•	increase the aggregate revolving credit commitments under the "Revolving Facility from $500.0 million to $600.0 million;

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

•	establish a new term loan facility denominated in U.S. Dollars in an aggregate principal amount of $100.0 million (the "USD Term Loan");

•	replace the minimum fixed coverage ratio of 1.25:1.00 with a minimum interest coverage ratio, as calculated under the Credit Agreement, of 3.00:1.00;

•
reflect a more favorable restricted payment covenant, with the consolidated leverage ratio hurdle for unlimited restricted payments (including share repurchases and dividends) as calculated under the Credit Agreement increasing from 2.50x to 3.25x;

•
reflect, in certain cases, more favorable pricing with a 25 basis point reduction in the applicable rate on outstanding loans than was in effect prior to the Second Amendment based on the Company's current consolidated leverage ratio, along with lower fees on undrawn amounts;

•	eliminate the requirement to make annual principal prepayments of excess cash flow;

•	reduce amortization payments for the term loans; and

•	increase the qualified receivables transaction basket with respect to sales or financings of certain receivables.

Effective upon the closing of the Second Amendment, the Company borrowed the entire principal amount committed under the USD Term Loan, which was used to repay revolver borrowings and, in combination with the increase in the Revolving Facility, resulted in $200.0 million of additional liquidity becoming available under the Revolving Facility.

We incurred and capitalized approximately $3.3 million in bank, legal and other fees associated with the Second Amendment.

As of June 30, 2019, there were $296.5 million in borrowings outstanding under the Revolving Facility. The remaining amount available for borrowings as of June 30, 2019 was $286.0 million (allowing for $17.5 million of letters of credit outstanding on that date).

As of and for the periods ended June 30, 2019 and December 31, 2018, the Company was in compliance with all applicable loan covenants.

5. Leases

On January 1, 2019, the Company adopted accounting standard ASU No. 2016-02, Leases (Topic 842), applying the transition method in accounting standard ASU 2018-11 Leases (Topic 842), Targeted Improvements. ASU 2018-11 allows an entity to initially apply ASU 2016-02 at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The Company recorded a net increase to beginning retained earnings of $0.5 million as of January 1, 2019 due to the cumulative impact of adopting ASU 2016-02. The impact of adopting ASU 2016-02 on our Condensed Consolidated Balance Sheet was material, but the impact was immaterial for our Consolidated Statements of Income and Condensed Consolidated Statements of Cash Flows.

The Company leases its corporate headquarters, various other facilities for distribution, manufacturing, and offices, and vehicles, forklifts, and other equipment. The Company determines if an arrangement is a lease at inception. Leases are included in "Right of use asset, leases" ("ROU") assets, and the current portion of the lease liability is included in "Lease liabilities" and the non-current portion is included in "Long-term lease liabilities" in the Condensed Consolidated Balance Sheet. The Company currently has an immaterial amount of financing leases and leases with a term of less than 12 months. ROU assets and lease liabilities are recognized based on the present value of lease payments over the lease term. Because most of the Company’s leases do not provide an implicit rate of return, the Company uses its incremental collateralized borrowing rate, on a regional basis, in determining the present value of lease payments. The Company has lease agreements with lease and non-lease components, which are combined for accounting purposes.

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The components of lease expense were as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
(in millions)	2019	2019
Operating lease cost	$7.0	$14.0
Sublease income	(0.4)	(0.8)
Total lease cost	$6.6	$13.2

Other information related to leases was as follows:

Six Months Ended June 30,
(in millions, except lease term and discount rate)	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$15.4
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$19.5

Weighted average remaining lease term:
Operating leases	7.4 years

Weighted average discount rate:
Operating leases	5.4%

Future minimum lease payments, net of sub-lease income, for all non-cancelable leases as of June 30, 2019 were as follows:

(in millions)
2019	$12.8
2020	23.0
2021	19.2
2022	15.4
2023	11.7
2024	10.9
Thereafter	40.1
Total minimum lease payments	133.1
Less imputed interest	26.2
Future minimum payments for leases, net of sublease rental income and imputed interest	$106.9

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

6. Pension and Other Retiree Benefits

The components of net periodic benefit (income) cost for pension and post-retirement plans for the three and six months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended June 30,
	Pension				Post-retirement
	U.S.		International
(in millions)	2019	2018	2019	2018	2019	2018
Service cost	$0.3	$0.4	$0.3	$0.5	$—	$—
Interest cost	1.9	1.7	3.4	3.3	—	—
Expected return on plan assets	(2.9)	(3.0)	(5.2)	(5.8)	—	—
Amortization of net loss (gain)	0.5	0.7	0.9	0.9	(0.1)	(0.1)
Amortization of prior service cost	0.1	0.1	—	—	—	—
Net periodic benefit income(1)	$(0.1)	$(0.1)	$(0.6)	$(1.1)	$(0.1)	$(0.1)

	Six Months Ended June 30,
	Pension				Post-retirement
	U.S.		International
(in millions)	2019	2018	2019	2018	2019	2018
Service cost	$0.7	$0.8	$0.6	$1.0	$—	$—
Interest cost	3.7	3.4	6.8	6.7	0.1	—
Expected return on plan assets	(5.8)	(5.9)	(10.3)	(11.7)	—	—
Amortization of net loss (gain)	1.0	1.3	1.7	1.8	(0.2)	(0.2)
Amortization of prior service cost	0.2	0.2	—	—	—	—
Net periodic benefit income(1)	$(0.2)	$(0.2)	$(1.2)	$(2.2)	$(0.1)	$(0.2)

(1)	The components, other than service cost, are included in the line "Non-operating pension income" in the Consolidated Statements of Income.

We expect to contribute approximately $21.4 million to our defined benefit plans in 2019. For the six months ended June 30, 2019, we have contributed $11.5 million to these plans.

7. Stock-Based Compensation

The following table summarizes our stock-based compensation expense (including stock options, restricted stock units ("RSUs") and performance stock units ("PSUs")) for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Stock option compensation expense	$0.8	$0.5	$1.3	$1.0
RSU compensation expense	1.9	2.0	2.9	2.9
PSU compensation expense	0.7	1.5	1.2	3.3
Total stock-based compensation expense	$3.4	$4.0	$5.4	$7.2

We generally recognize compensation expense for stock-based awards ratably over the vesting period. Stock-based compensation expense for each of the three and six months ended June 30, 2019 and 2018 includes $1.0 million and $1.0 million, respectively, of expense related to stock awards granted to eligible non-employee directors, which were fully vested on the grant date.

During the second quarter of 2019, the Company's Board of Directors approved stock compensation grants to executive

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

officers, which consisted of 204,981 RSUs and 529,496 PSUs. The Board of Directors also approved the annual stock compensation grant to eligible non-employee directors, which consisted of 119,925 RSUs.

The following table summarizes our unrecognized compensation expense and the weighted-average period over which the expense will be recognized as of June 30, 2019:

	June 30, 2019
	Unrecognized	Weighted Average
	Compensation	Years Expense To Be
(in millions, except weighted average years)	Expense	Recognized Over
Stock options	$5.0	2.2
RSUs	$8.0	2.2
PSUs	$8.3	2.2

8. Inventories

The components of inventories were as follows:

(in millions)	June 30, 2019	December 31, 2018
Raw materials	$49.1	$55.4
Work in process	4.9	4.3
Finished goods	316.7	280.9
Total inventories	$370.7	$340.6

9. Goodwill and Identifiable Intangible Assets

Goodwill

As more fully described in the Company’s 2018 Annual Report on Form 10-K, we test goodwill for impairment at least annually and on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. The Company performed this annual assessment, on a qualitative basis, as allowed by GAAP, in the second quarter of 2019 and concluded that no impairment existed.

Changes in the net carrying amount of goodwill by segment were as follows:

(in millions)	ACCO Brands North America	ACCO Brands EMEA	ACCO Brands International	Total

Balance at December 31, 2018	$375.6	$165.6	$167.7	$708.9
GOBA Acquisition	—	—	0.3	0.3
Foreign currency translation	—	(1.0)	0.1	(0.9)
Balance at June 30, 2019	$375.6	$164.6	$168.1	$708.3

The goodwill balance is net of $215.1 million of accumulated impairment losses, which occurred prior to December 31, 2016.

Identifiable Intangible Assets

Cumberland Asset Acquisition

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

The amortizable trade name is expected be amortized over 10 years on a straight-line basis while the customer relationships will be amortized on an accelerated basis over 7 years from January 31, 2019, the date the Cumberland assets were acquired by the Company. The allocation of the identifiable intangibles acquired in the Cumberland Asset Acquisition was as follows:

(in millions)	Fair Value	Remaining Useful Life Ranges
Trade name - amortizable	$0.8	10 Years
Customer relationships	2.4	7 Years
Total identifiable intangibles acquired	$3.2

GOBA Acquisition

The valuation of identifiable intangible assets of $10.3 million acquired in the GOBA Acquisition includes an amortizable trade name and amortizable customer relationships, which have been recorded at their estimated fair values. The fair value of the trade name was determined using the relief from royalty method, which is based on the present value of royalty fees derived from projected revenues. The fair value of the customer relationships was determined using the multi-period excess earnings method which is based on the present value of the projected after-tax cash flows.

The amortizable trade name is expected to be amortized over 15 years on a straight-line basis, while the customer relationships will be amortized on an accelerated basis over 10 years from July 2, 2018, the date GOBA was acquired by the Company. The allocation of the identifiable intangibles acquired in the GOBA Acquisition was as follows:

(in millions)	Fair Value	Remaining Useful Life Ranges
Trade name - amortizable	$3.8	15 Years
Customer relationships	6.5	10 Years
Total identifiable intangibles acquired	$10.3

The gross carrying value and accumulated amortization by class of identifiable intangible assets as of June 30, 2019 and December 31, 2018 was as follows:

	June 30, 2019				December 31, 2018
(in millions)	Gross Carrying Amounts	Accumulated Amortization		Net Book Value	Gross Carrying Amounts	Accumulated Amortization		Net Book Value
Indefinite-lived intangible assets:
Trade names	$471.8	$(44.5)	(1)	$427.3	$471.7	$(44.5)	(1)	$427.2
Amortizable intangible assets:
Trade names	307.1	(77.3)		229.8	306.0	(70.5)		235.5
Customer and contractual relationships	242.5	(132.1)		110.4	240.2	(120.5)		119.7
Patents	5.5	(1.2)		4.3	5.5	(0.9)		4.6
Subtotal	555.1	(210.6)		344.5	551.7	(191.9)		359.8
Total identifiable intangibles	$1,026.9	$(255.1)		$771.8	$1,023.4	$(236.4)		$787.0

(1)	Accumulated amortization prior to the adoption of authoritative guidance on goodwill and other intangible assets, at which time further amortization ceased.

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The Company’s intangible amortization expense was $8.9 million and $8.5 million for the three months ended June 30, 2019 and 2018, respectively and $18.2 million and $17.8 million for the six months ended June 30, 2019 and 2018, respectively.

Estimated amortization expense for amortizable intangible assets as of June 30, 2019 for the current year and the next five years are as follows:

(in millions)	2019	2020	2021	2022	2023	2024
Estimated amortization expense(2)	$35.5	$31.9	$28.3	$24.7	$22.4	$20.8

(2)
Actual amounts of amortization expense may differ from estimated amounts due to changes in foreign currency exchange rates, additional intangible asset acquisitions, impairment of intangible assets, accelerated amortization of intangible assets and other events.

We test indefinite-lived intangibles for impairment at least annually and on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. We performed this annual assessment, on a qualitative basis, as allowed by GAAP, in the second quarter of 2019 and concluded that no impairment existed.

10. Restructuring

The Company recorded no restructuring expense for the three months ended June 30, 2019. During the six months ended June 30, 2019 we recorded $2.7 million primarily for severance costs related to cost reduction initiatives in our North America and International segments.

The summary of the activity in the restructuring liability for the six months ended June 30, 2019 was as follows:

(in millions)	Balance at December 31, 2018	Provision	Cash Expenditures	Balance at June 30, 2019
Employee termination costs(1)	$7.9	$2.5	$(5.6)	$4.8
Termination of lease agreements(2)	1.8	0.2	(1.5)	0.5
Total restructuring liability	$9.7	$2.7	$(7.1)	$5.3

(1) We expect the remaining $4.8 million employee termination costs to be substantially paid in the next twelve months.
(2) We expect the remaining $0.5 million termination of lease costs to be substantially paid in the next three months.

The summary of the activity in the restructuring liability for the six months ended June 30, 2018 was as follows:

(in millions)	Balance at December 31, 2017	Provision	Cash Expenditures	Non-cash Items/ Currency Change	Balance at June 30, 2018
Employee termination costs	$12.0	$5.0	$(5.2)	$(0.3)	$11.5
Termination of lease agreements	0.8	1.6	(1.0)	(0.1)	1.3
Other	0.5	0.2	(0.4)	—	0.3
Total restructuring liability	$13.3	$6.8	$(6.6)	$(0.4)	$13.1

11. Income Taxes

For the three months ended June 30, 2019, we recorded an income tax expense of $15.3 million on income before taxes of $51.2 million, for an effective rate of 29.9%.

For the three months ended June 30, 2018, we recorded an income tax expense of $18.3 million on income before taxes of $44.0 million, for an effective rate of 41.6%. The high effective tax rate for the period was primarily due to the revaluation of the deferred tax assets and liabilities resulting from the decrease in the Swedish corporate tax rate and non-U.S. losses not benefited, which were deemed not likely to reduce future taxes.

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

For the six months ended June 30, 2019, we recorded an income tax expense of $25.9 million on income before taxes of $61.2 million, for an effective rate of 42.3%. The high effective tax rate for the period is primarily due to the Company increasing its reserves for uncertain tax positions in connection with the Brazil Tax Assessments (see Brazil Tax Assessments below) in the amount of $5.6 million, the recording of deferred state taxes on unremitted non-U.S. earnings in the amount of $0.8 million and reserves related to various tax contingencies.

For the six months ended June 30, 2018, we recorded an income tax expense of $14.0 million on income before taxes of $50.1 million, for an effective rate of 27.9%. The tax expense for the six months ended June 30, 2018 included an excess tax benefit resulting from the realization of stock-based compensation related tax deductions, the partial release of the reserve for the Brazil Tax Assessments resulting from the expiration of the statute of limitation for the 2011 tax year, and positive impacts attributable to the U.S. Tax Act and foreign tax refunds. This was partially offset by the revaluation of the deferred tax assets and liabilities resulting from the decrease in the Swedish corporate tax rate.

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

Immaterial Out-of-Period Adjustment

The $5.6 million tax expense resulting from the increase in the reserve related to uncertain tax positions in connection with the Brazil Tax Assessments that was recorded in the first quarter of 2019 should properly have been recorded in 2018 when the Company decided to appeal an administrative decision to the judicial level. The impact of recording this out-of-period adjustment to our Consolidated Statements of Income in the three months ended March 31, 2019 is a $5.6 million increase in our income tax expense and a $5.6 million decrease to our Net Income, resulting in a Net Loss for the three months ended March 31, 2019; the Company has concluded that this amount would not have been material to its Net Income for the twelve months ended December 31, 2018 or its expected Net Income for the twelve months ended December 31, 2019. Further, the impact of the correction was not material to either our Condensed Consolidated Balance Sheets or our Condensed Consolidated Statements of Cash Flows. This amount is not expected to be paid in cash in the foreseeable future, and would only be paid in the event that we do not ultimately prevail in the case.

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

The final administrative appeal of the Second Assessment was decided against the Company in 2017. In 2018, the Company decided to appeal this decision to the judicial level. In the event we do not prevail at the judicial level, the Company will be required to pay an additional amount representing attorneys' costs and fees. Accordingly, in the first quarter of 2019, the Company recorded an additional reserve in the amount of $5.6 million reflecting the increased liability bringing the total reserve to $27.5 million for the Second Assessment. In connection with the judicial challenge, we were required to provide security to guarantee payment of the Second Assessment, should we not prevail. The First Assessment is still being challenged through established administrative procedures.

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

Because there is no settled legal precedent on which to base a definitive opinion as to whether we will ultimately prevail, we consider the outcome of these disputes to be uncertain. Since it is not more likely than not that we will prevail, in 2012, we

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

recorded a reserve in the amount of $44.5 million (at December 31, 2012 exchange rates) in consideration of this contingency, of which $43.3 million was recorded as an adjustment to the purchase price and which included the 2007-2012 tax years plus penalties and interest through December 2012. Included in this reserve is an assumption of penalties at 75%, which is the standard penalty. While there is a possibility that a penalty of 150% could be imposed in connection with the First Assessment, based on the facts in our case and existing precedent, we believe the likelihood of a 150% penalty is not more likely than not as of June 30, 2019. We will continue to actively monitor administrative and judicial court decisions and evaluate their impact, if any, on our legal assessment of the ultimate outcome of our disputes. In addition, we will continue to accrue interest related to this contingency until such time as the outcome is known or until evidence is presented that we are more likely than not to prevail. The time limit for issuing an assessment for 2011 expired in January 2018 and we did not receive an assessment; we therefore reversed $5.6 million of reserves related to 2011 in the first quarter of 2018. During the three months ended June 30, 2019 and 2018, we accrued additional interest as a charge to current income tax expense of $0.3 million and $0.3 million, respectively and for the six months ended June 30, 2019 and 2018, we accrued additional interest of $0.6 million and $0.6 million, respectively. At current exchange rates, our accrual through June 30, 2019, including tax, penalties and interest is $36.1 million.

12. Earnings per Share

Total outstanding shares as of June 30, 2019 and 2018 were 99.1 million and 104.6 million, respectively. Under our stock repurchase program, for the three and six months ended June 30, 2019, we repurchased and retired 3.4 million and 4.7 million shares, respectively. For the three and six months ended June 30, 2018, the shares repurchased and retired was 3.3 million and 4.1 million, respectively. For the six months ended June 30, 2019 and 2018, we acquired 0.5 million and 0.6 million shares, respectively, related to tax withholding for share-based compensation.

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

Our weighted-average shares outstanding for the three and six months ended June 30, 2019 and 2018 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Weighted-average number of shares of common stock outstanding - basic	101.3	106.1	101.8	106.4
Stock options	0.3	1.1	0.4	1.2
Restricted stock units	0.6	0.8	1.1	1.4
Weighted-average shares and assumed conversions - diluted	102.2	108.0	103.3	109.0

Awards of potentially dilutive shares of common stock, which have exercise prices that were higher than the average market price during the period, are not included in the computation of dilutive earnings per share as their effect would have been anti-dilutive. For the three and six months ended June 30, 2019 the number of anti-dilutive shares was approximately 5.6 million and 4.5 million, respectively and for the three and six months ended June 30, 2018, the number of shares was approximately 3.8 million and 3.5 million, respectively.

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

Forward currency contracts are used to hedge foreign denominated inventory purchases for Europe, Australia, Canada, Japan and New Zealand, and are designated as cash flow hedges. Unrealized gains and losses on these contracts are deferred in Accumulated Other Comprehensive Income ("AOCI") until the contracts are settled and the underlying hedged transactions relating to inventory purchases are recognized, at which time the deferred gains or losses will be reported in the "Cost of products sold" line in the "Consolidated Statements of Income." As of June 30, 2019 and December 31, 2018, we had cash-flow-designated foreign exchange contracts outstanding with a U.S. dollar equivalent notional value of $90.2 million and $98.7 million, respectively.

Forward currency contracts used to hedge foreign denominated intercompany loans are not designated as hedging instruments. Gains and losses on these derivative instruments are recognized within "Other expense, net" in the "Consolidated Statements of Income" and are largely offset by the change in the current translated value of the hedged item. The periods of the forward foreign exchange contracts correspond to the periods of the hedged transactions, and do not extend beyond June 2020, except for one relating to intercompany loans which extends to December 2020. As of June 30, 2019 and December 31, 2018, we had undesignated foreign exchange contracts outstanding with a U.S. dollar equivalent notional value of $157.2 million and $113.3 million, respectively.

The following table summarizes the fair value of our derivative financial instruments as of June 30, 2019 and December 31, 2018:

	Fair Value of Derivative Instruments
	Derivative Assets			Derivative Liabilities
(in millions)	Balance Sheet Location	June 30, 2019	December 31, 2018	Balance Sheet Location	June 30, 2019	December 31, 2018
Derivatives designated as hedging instruments:
Foreign exchange contracts	Other current assets	$0.4	$3.3	Other current liabilities	$0.9	$0.1
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current assets	0.4	0.6	Other current liabilities	0.5	1.7
Foreign exchange contracts	Other non-current assets	11.2	12.7	Other non-current liabilities	11.2	12.7
Total derivatives		$12.0	$16.6		$12.6	$14.5

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The following tables summarize the pre-tax effect of our derivative financial instruments on the condensed consolidated financial statements for the three and six months ended June 30, 2019 and 2018:

	The Effect of Derivative Instruments in Cash Flow Hedging Relationships on the Condensed Consolidated Financial Statements
	Amount of Gain (Loss) Recognized in AOCI (Effective Portion)		Location of (Gain) Loss Reclassified from AOCI to Income	Amount of (Gain) Loss Reclassified from AOCI to Income (Effective Portion)
	Three Months Ended June 30,			Three Months Ended June 30,
(in millions)	2019	2018		2019	2018
Cash flow hedges:
Foreign exchange contracts	$(0.6)	$2.3	Cost of products sold	$(1.2)	$1.7

	The Effect of Derivative Instruments in Cash Flow Hedging Relationships on the Condensed Consolidated Financial Statements
	Amount of Gain (Loss) Recognized in AOCI (Effective Portion)		Location of (Gain) Loss Reclassified from AOCI to Income	Amount of (Gain) Loss Reclassified from AOCI to Income (Effective Portion)
	Six Months Ended June 30,			Six Months Ended June 30,
(in millions)	2019	2018		2019	2018
Cash flow hedges:
Foreign exchange contracts	$(0.4)	$2.0	Cost of products sold	$(2.9)	$2.9

	The Effect of Derivatives Not Designated as Hedging Instruments on the Consolidated Statements of Income
	Location of (Gain) Loss Recognized in Income on Derivatives	Amount of (Gain) Loss Recognized in Income		Amount of (Gain) Loss Recognized in Income
		Three Months Ended June 30,		Six Months Ended June 30,
(in millions)		2019	2018	2019	2018
Foreign exchange contracts	Other expense, net	$(1.7)	$—	$(0.5)	$0.4

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

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

We have determined that our financial assets and liabilities described in "Note 13. Derivative Financial Instruments" are Level 2 in the fair value hierarchy. The following table sets forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2019 and December 31, 2018:

(in millions)	June 30, 2019	December 31, 2018
Assets:
Forward currency contracts	$12.0	$16.6
Liabilities:
Forward currency contracts	$12.6	$14.5

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

The fair values of cash and cash equivalents, notes payable to banks, accounts receivable and accounts payable approximate carrying amounts due principally to their short maturities. The carrying amount of total debt was $1,104.8 million and $888.0 million and the estimated fair value of total debt was $1,107.7 million and $848.6 million at June 30, 2019 and December 31, 2018, respectively. The fair values are determined from quoted market prices, where available, and from investment bankers using current interest rates considering credit ratings and the remaining time to maturity.

15. Accumulated Other Comprehensive Income (Loss)

Accumulated Other Comprehensive Income (Loss) is defined as net (loss) income and other changes in stockholders’ equity from transactions and other events from sources other than stockholders. The components of, and changes in, accumulated other comprehensive income (loss), net of tax were as follows:

(in millions)	Derivative Financial Instruments	Foreign Currency Adjustments	Unrecognized Pension and Other Post-retirement Benefit Costs	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2018	$2.1	$(299.2)	$(164.6)	$(461.7)
Other comprehensive loss before reclassifications, net of tax	(0.3)	2.7	0.1	2.5
Amounts reclassified from accumulated other comprehensive (loss) income, net of tax	(2.0)	—	2.3	0.3
Balance at June 30, 2019	$(0.2)	$(296.5)	$(162.2)	$(458.9)

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The reclassifications out of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
(in millions)	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Location on Income Statement
Details about Accumulated Other Comprehensive Income Components
Gain (loss) on cash flow hedges:
Foreign exchange contracts	$1.2	$(1.7)	$2.9	$(2.9)	Cost of products sold
Tax (expense) benefit	(0.2)	0.5	(0.9)	0.8	Income tax expense
Net of tax	$1.0	$(1.2)	$2.0	$(2.1)
Defined benefit plan items:
Amortization of actuarial loss	$(1.3)	$(1.5)	$(2.5)	$(2.9)	(1)
Amortization of prior service cost	(0.1)	(0.1)	(0.2)	(0.2)	(1)
Total before tax	(1.4)	(1.6)	(2.7)	(3.1)
Tax benefit	0.2	0.4	0.4	0.7	Income tax expense
Net of tax	$(1.2)	$(1.2)	$(2.3)	$(2.4)

Total reclassifications for the period, net of tax	$(0.2)	$(2.4)	$(0.3)	$(4.5)

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

Service or Extended Maintenance Agreements ("EMAs") As of December 31, 2018, there was $5.0 million of unearned revenue associated with outstanding EMAs, primarily reported in "Other current liabilities." During the three and six months ended June 30, 2019, $1.3 million and $2.9 million, respectively, of the unearned revenue was recognized. As of June 30, 2019, the amount of unearned revenue was $4.6 million. We expect to recognize approximately $4.0 million of the unearned amount in the next 12 months and $0.6 million in periods beyond the next 12 months.

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The following tables present our net sales disaggregated by regional geography(1), based upon our reporting business segments and our net sales disaggregated by the timing of revenue recognition for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
United States	$270.6	$245.7	$410.6	$390.1
Canada	37.3	37.1	57.7	58.3
ACCO Brands North America	307.9	282.8	468.3	448.4

ACCO Brands EMEA(2)	128.3	140.5	274.8	295.0

Australia/N.Z.	30.7	37.6	63.6	77.4
Latin America	40.4	25.6	82.7	59.1
Asia-Pacific	11.4	12.3	23.2	24.7
ACCO Brands International	82.5	75.5	169.5	161.2
Net sales	$518.7	$498.8	$912.6	$904.6

(1) Net sales are attributed to geographic areas based on the location of the selling subsidiaries.
(2) ACCO Brands EMEA is comprised largely of Europe, but also includes export sales to the Middle East and Africa.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Product and services transferred at a point in time	$491.3	$485.8	$864.7	$878.7
Product and services transferred over time	27.4	13.0	47.9	25.9
Net sales	$518.7	$498.8	$912.6	$904.6

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

Net sales by business segment for the three and six months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
ACCO Brands North America	$307.9	$282.8	$468.3	$448.4
ACCO Brands EMEA	128.3	140.5	274.8	295.0
ACCO Brands International	82.5	75.5	169.5	161.2
Net sales	$518.7	$498.8	$912.6	$904.6

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Operating income by business segment for the three and six months ended June 30, 2019 and 2018 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
ACCO Brands North America	$60.6	$51.5	$67.4	$54.4
ACCO Brands EMEA	7.4	8.4	23.3	22.5
ACCO Brands International	4.1	3.3	9.7	9.1
Segment operating income	72.1	63.2	100.4	86.0
Corporate	(10.7)	(11.4)	(21.1)	(22.5)
Operating income(1)	61.4	51.8	79.3	63.5
Interest expense	11.7	9.9	22.1	19.3
Interest income	(1.3)	(1.4)	(2.2)	(2.4)
Non-operating pension income	(1.4)	(2.3)	(2.8)	(4.5)
Other expense, net	1.2	1.6	1.0	1.0
Income before income tax	$51.2	$44.0	$61.2	$50.1

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

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

19. Subsequent Events

Dividends

On July 31, 2019, the Company's Board of Directors declared a cash dividend of $0.06 per share on its common stock. The dividend is payable on September 18, 2019 to stockholders of record as of the close of business on August 23, 2019. The declaration and payment of future dividends will be at the discretion of the Board of Directors and will be dependent upon, among other things, the Company's financial position, results of operations, cash flows, debt covenant compliance, anticipated liquidity needs, and other factors.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three and six months ended June 30, 2019 and 2018 should be read in conjunction with the unaudited condensed consolidated financial statements of ACCO Brands Corporation and the accompanying notes contained therein.

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

Acquisitions

GOBA Internacional, S.A. de C.V. Acquisition

On July 2, 2018, we completed the acquisition (the "GOBA Acquisition") of GOBA Internacional, S.A. de C.V. ("GOBA"), a leading provider of school and craft products in Mexico under the Barrilito® brand, for a purchase price of $37.2 million, net of cash acquired, and working capital and other adjustments. The GOBA Acquisition has increased the breadth and depth of our distribution throughout Mexico, especially with wholesalers and retailers, and complements our existing office products portfolio with a strong offering of school and craft products. The results of GOBA are included in the ACCO Brands International segment from July 2, 2018.

For further information on the GOBA Acquisition, see "Note 3. Acquisitions" to the condensed consolidated financial statements contained in Item 1. of this report.

Foreign Exchange Rates

The quarterly and year-to-date average foreign exchange rates have declined overall relative to the prior-year periods as follows for our major currencies relative to the U.S. dollar as follows:

	2019 2ND QTR Average Versus 2018 2ND QTR Average	2019 YTD Average Versus 2018 YTD Average
Currency	Increase/(Decline)	Increase/(Decline)
Euro	(6)%	(7)%
Australian dollar	(8)%	(9)%
Canadian dollar	(4)%	(4)%
Brazilian real	(8)%	(11)%
Swedish krona	(8)%	(10)%
British pound	(6)%	(6)%
Mexican peso	1%	(1)%
Japanese yen	(1)%	(1)%

Overview of Performance

Our results for the three months ended June 30, 2019 reflect the positive impact of price increases and cost savings, primarily in our North America segment where net sales and operating income were up 8.9% and 17.7%, respectively. The price increases and cost savings initiatives were commenced in late 2018 and early 2019 in order to offset the negative impact of inflationary increases in input costs, as well as increased tariffs that increased our cost of goods sold and reduced our gross profit margins during the second half of 2018. The results also include the benefit of the GOBA Acquisition which contributed $11.9 million of net sales and $1.7 million of operating income to our International segment. Conversely, foreign currency translation negatively impacted our net sales by $14.1 million and our operating income by $0.8 million.

Operating cash flow for the six months ended June 30, 2019, decreased by $109.2 million compared with the prior-year period primarily due to payments for inventory in the first half of 2019 that was purchased earlier than normal. These inventory purchases were primarily in the U.S. in order to secure paper supply and pricing for the 2019 back-to-school season and to mitigate the anticipated additional inflationary cost increases and tariffs on purchased finished goods sourced from China.

Consolidated Results of Operations for the Three Months Ended June 30, 2019 and June 30, 2018

	Three Months Ended June 30,		Amount of Change
(in millions, except per share data)	2019	2018	$	%/pts
Net sales	$518.7	$498.8	$19.9	4.0%
Cost of products sold	352.9	336.4	16.5	4.9%
Gross profit	165.8	162.4	3.4	2.1%
Gross profit margin	32.0%	32.6%		(0.6)	pts
Selling, general and administrative expenses	95.5	100.0	(4.5)	(4.5)%
Amortization of intangibles	8.9	8.5	0.4	4.7%
Restructuring charges	—	2.1	(2.1)	(100.0)%
Operating income	61.4	51.8	9.6	18.5%
Operating income margin	11.8%	10.4%		1.4	pts
Interest expense	11.7	9.9	1.8	18.2%
Interest income	(1.3)	(1.4)	(0.1)	(7.1)%
Non-operating pension income	(1.4)	(2.3)	(0.9)	(39.1)%
Other expense, net	1.2	1.6	(0.4)	(25.0)%
Income tax expense	15.3	18.3	(3.0)	(16.4)%
Effective tax rate	29.9%	41.6%		(11.7)	pts
Net income	35.9	25.7	10.2	39.7%
Weighted average number of diluted shares outstanding:	102.2	108.0	(5.8)	(5.4)%
Diluted income per share	$0.35	$0.24	$0.11	45.8%

Net Sales

Net sales of $518.7 million, including $11.9 million attributable to GOBA, increased $19.9 million, or 4.0%, from $498.8 million in the prior-year period, primarily due to price increases in the North America segment. This was partially offset by the negative impact of foreign currency translation, which reduced net sales by $14.1 million, or 2.8%, in the current-year period. Comparable net sales, excluding the sales from GOBA and foreign currency translation, increased 4.4%, primarily due to price increases.

Cost of Products Sold

Cost of products sold includes all manufacturing, product sourcing and distribution costs, including depreciation related to assets used in the manufacturing, procurement and distribution process, allocation of certain information technology costs supporting those processes, inbound and outbound freight, shipping and handling costs, purchasing costs associated with materials and packaging used in the production processes, and inventory valuation adjustments. Cost of products sold of $352.9 million, including $8.2 million attributable to GOBA, increased $16.5 million, or 4.9%, from $336.4 million in the prior-year period. Foreign currency translation reduced cost of products sold by $9.8 million, or 2.9%, in the current-year period. Excluding GOBA and foreign currency translation, cost of products sold increased primarily due to cost increases in North America and Europe, which were partially offset by cost savings.

Gross Profit

We believe that gross profit and gross profit margin provide enhanced shareholder understanding of our underlying operating profit drivers. Gross profit of $165.8 million, including $3.7 million attributable to GOBA, increased $3.4 million, or 2.1%, from $162.4 million in the prior-year period. Foreign currency translation reduced gross profit by $4.3 million, or 2.6%, in the current-year period. Excluding GOBA and foreign currency translation, gross profit increased primarily due to higher net sales in the North America segment.

Gross profit as a percent of net sales decreased to 32.0% from 32.6%, primarily due to unfavorable product mix in the EMEA and International segments.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") include advertising, marketing, selling (including commissions), research and development, customer service, depreciation related to assets outside the manufacturing and distribution processes and all other general and administrative expenses outside the manufacturing and distribution functions (e.g., finance, human resources, and information technology). SG&A of $95.5 million, including $1.6 million attributable to GOBA, decreased $4.5 million, or 4.5%, from $100.0 million in the prior-year period. Foreign currency translation reduced SG&A by $3.1 million, or 3.1%, in the current-year period. The prior-year period included $1.9 million of integration costs primarily related to the Esselte acquisition. Excluding GOBA, integration costs, and foreign currency translation, SG&A decreased slightly due to cost savings.

SG&A as a percentage of net sales decreased to 18.4% from 20.0% in the prior-year period, primarily due to higher net sales.

Restructuring Charges

Restructuring charges were $2.1 million in the prior-year period. The charges in the prior-year period primarily related to changes to the operating structure in the North America segment.

Operating Income

Operating income of $61.4 million, including $1.7 million attributable to GOBA, increased $9.6 million, or 18.5%, from $51.8 million in the prior-year period. Foreign currency translation reduced operating income by $0.8 million, or 1.5% in the current-year period. Excluding GOBA, restructuring charges, integration costs, and foreign currency translation, operating income increased primarily due to cost savings and higher net sales.

Interest Expense and Non-Operating Pension Income

Interest expense of $11.7 million increased $1.8 million, or 18.2%, from $9.9 million in the prior-year period. The increase was primarily due to higher average debt outstanding and higher interest rates on our variable rate debt in the current-year period.

Non-operating pension income of $1.4 million decreased $0.9 million, or 39.1% from $2.3 million in the prior-year period. The decrease is due to lower expected rates of return on plan assets in our foreign plans.

Income Taxes

For the current-year period, income tax expense was $15.3 million on income before taxes of $51.2 million, or an effective tax rate of 29.9%. For the prior-year period, income tax expense was $18.3 million on income before taxes of $44.0 million, or an effective tax rate of 41.6%. The high effective tax rate in the prior-year period was primarily due to the revaluation of the deferred tax assets and liabilities resulting from the decrease in the Swedish corporate tax rate and other non-U.S. losses not benefited, which were deemed not likely to reduce future taxes.

Net Income/Diluted Income per Share

For the current-year period, the Company reported net income of $35.9 million compared with $25.7 million in net income in the prior-year period. Foreign currency translation reduced net income by $0.9 million, or 3.5% in the current-year period. Diluted income per share was $0.35, compared with $0.24 in the prior-year period. The increase in net income and diluted income per share was driven by improved operating performance, fewer outstanding shares, and the GOBA acquisition, partially offset by the impact of negative foreign exchange.

Segment Net Sales and Operating Income for the Three Months Ended June 30, 2019 and June 30, 2018

	Three Months Ended June 30, 2019			Amount of Change Compared to the Three Months Ended June 30, 2018
	Net Sales	Segment Operating Income (A)	Segment Operating Income Margin	Net Sales	Net Sales	Segment Operating Income (A)	Segment Operating Income	Margin Points

(in millions)				$	%	$	%
ACCO Brands North America	$307.9	$60.6	19.7%	$25.1	8.9%	$9.1	17.7%	150
ACCO Brands EMEA	128.3	7.4	5.8%	(12.2)	(8.7)%	(1.0)	(11.9)%	(20)
ACCO Brands International	82.5	4.1	5.0%	7.0	9.3%	0.8	24.2%	60
Total	$518.7	$72.1		$19.9		$8.9

	Three Months Ended June 30, 2018
	Net Sales	Segment Operating Income (A)	Segment Operating Income Margin

(in millions)
ACCO Brands North America	$282.8	$51.5	18.2%
ACCO Brands EMEA	140.5	8.4	6.0%
ACCO Brands International	75.5	3.3	4.4%
Total	$498.8	$63.2

(A) Segment operating income excludes corporate costs. See "Part I, Item 1. Note 17. Information on Business Segments," for a reconciliation of total "Segment operating income" to "Income before income tax."

ACCO Brands North America

ACCO Brands North America net sales of $307.9 million increased $25.1 million, or 8.9%, from $282.8 million in the prior-year period primarily due to price increases, as well as higher back-to-school shipments, which were partially offset by foreign currency translation, which reduced net sales by $1.3 million, or 0.5%, in the current-year period. Comparable net sales, excluding foreign currency translation, increased 9.4%, primarily due to price increases of 7.9%, as well as higher back-to-school shipments.

ACCO Brands North America operating income of $60.6 million increased $9.1 million, or 17.7%, from $51.5 million in the prior-year period, and operating income margin increased to 19.7% from 18.2%. Operating income and margin increased, due to higher net sales and cost savings, partially offset by inflationary cost increases and tariffs.

Tariffs on finished goods we import from China increased in May 2019, which will negatively impact our cost of products sold, starting in the third quarter of 2019, when sales of the associated products are recognized. The Company has announced an August 2019 price increase, which we expect to fully offset the impact of the increased tariffs. Should tariff rates on purchased finished goods we source from China increase again, or should we experience additional input cost inflation, this could have a material adverse impact on our cost of goods sold, margins and cash flow. We intend to continue to increase prices, if necessary, to recover any increased costs, which may result in a decrease in sales. In such circumstances, the cash flow and cost of goods sold impacts of the increased tariffs are likely to occur before we are able to implement price increases due to our contractual obligation to provide our customers with advance notice of price increases.

ACCO Brands EMEA

ACCO Brands EMEA net sales of $128.3 million decreased $12.2 million, or 8.7%, from $140.5 million in the prior-year period primarily due to foreign currency translation, which reduced net sales by $8.9 million, or 6.3%, in the current-year period. Comparable net sales, excluding foreign currency translation, decreased 2.4% primarily due to timing of both the Easter holiday in the current year and orders shipped early in the prior year ahead of our distribution center move.

ACCO Brands EMEA operating income of $7.4 million decreased $1.0 million, or 11.9%, from $8.4 million in the prior-year period and operating income margin decreased to 5.8% from 6.0%. Foreign currency translation reduced operating income by $0.5 million, or 6.0%, in the current-year period. Excluding foreign currency translation, operating income decreased primarily due to lower comparable net sales and lower gross margin due to adverse product mix and additional product warranty and distribution costs.

ACCO Brands International

ACCO Brands International net sales of $82.5 million, increased $7.0 million, or 9.3%, from $75.5 million in the prior-year as the addition of $11.9 million in net sales from GOBA was partially offset by foreign currency translation, which reduced net sales by $3.9 million, or 5.2% in the current-year period. Comparable net sales, excluding GOBA and foreign currency translation, decreased 1.3% primarily due to lower sales in Australia, primarily from lost placements, partially offset by growth in Brazil and Mexico.

ACCO Brands International operating income of $4.1 million, including $1.7 million attributable to GOBA, increased $0.8 million, or 24.2%, from $3.3 million in the prior-year period and operating income margin increased to 5.0% from 4.4%. Excluding GOBA, operating income decreased due to lower comparable net sales and lower gross margin due to adverse product mix.

Consolidated Results of Operations for the Six Months Ended June 30, 2019 and June 30, 2018

	Six Months Ended June 30,		Amount of Change
(in millions, except per share data)	2019	2018	$	%/pts
Net sales	$912.6	$904.6	$8.0	0.9%
Cost of products sold	621.0	614.7	6.3	1.0%
Gross profit	291.6	289.9	1.7	0.6%
Gross profit margin	32.0%	32.0%		0.0	pts
Selling, general and administrative expenses	191.4	201.8	(10.4)	(5.2)%
Amortization of intangibles	18.2	17.8	0.4	2.2%
Restructuring charges	2.7	6.8	(4.1)	(60.3)%
Operating income	79.3	63.5	15.8	24.9%
Operating income margin	8.7%	7.0%		1.7	pts
Interest expense	22.1	19.3	2.8	14.5%
Interest income	(2.2)	(2.4)	(0.2)	(8.3)%
Non-operating pension income	(2.8)	(4.5)	(1.7)	(37.8)%
Other expense, net	1.0	1.0	—	NM
Income tax expense	25.9	14.0	11.9	85.0%
Effective tax rate	42.3%	27.9%		14.4	pts
Net income	35.3	36.1	(0.8)	(2.2)%
Weighted average number of diluted shares outstanding:	103.3	109.0	(5.7)	(5.2)%
Diluted income per share	$0.34	$0.33	$0.01	3.0%

Net Sales

Net sales of $912.6 million, including $23.7 million attributable to GOBA, increased $8.0 million, or 0.9%, from $904.6 million in the prior-year period. Growth in the North America segment was more than offset by foreign currency translation, which reduced net sales by $35.7 million, or 3.9%, in the current-year period. Comparable net sales, excluding the sales from GOBA and foreign currency translation, increased, 2.2%, primarily due to price increases in the North America segment.

Cost of Products Sold

Cost of products sold of $621.0 million, including $15.6 million attributable to GOBA, increased $6.3 million, or 1.0%, from $614.7 million in the prior-year period. Foreign currency translation reduced cost of products sold by $24.4 million, or 4.0%, in the current-year period. Excluding GOBA and foreign currency translation, cost of products sold increased primarily due to cost increases in North America and Europe.

Gross Profit

Gross profit of $291.6 million, including $8.1 million attributable to GOBA, increased $1.7 million, or 0.6%, from $289.9 million in the prior-year period. Foreign currency translation reduced gross profit by $11.3 million, or 3.9%, in the current-year period. Excluding GOBA and foreign currency translation, gross profit increased primarily from higher net sales in the North America segment.

Gross profit as a percent of net sales was flat compared to the prior period.

Selling, General and Administrative Expenses

SG&A of $191.4 million, including $3.3 million attributable to GOBA, decreased $10.4 million, or 5.2%, from $201.8 million in the prior-year period. Foreign currency translation reduced SG&A by $7.4 million, or 3.7%, in the current-year period. The current-year period includes $0.5 million of integration and transaction costs related to the Cumberland asset and GOBA acquisitions. The prior-year period included $3.5 million in integration costs related primarily to the Esselte acquisition. Excluding GOBA, transaction and integration costs, and foreign currency translation, SG&A decreased due to cost savings.

SG&A as a percentage of net sales decreased to 21.0% from 22.3% in the prior-year period, primarily due to cost savings.

Restructuring Charges

Restructuring charges of $2.7 million decreased $4.1 million, or 60.3%, from $6.8 million in the prior-year period. The current-year period charges related to severance costs associated with cost reduction initiatives in the operating structure of our North America and International segments. The prior-year period charges primarily related to Esselte integration activities and changes in the operating structure of the North America segment.

Operating Income

Operating income of $79.3 million, including $4.0 million attributable to GOBA, increased $15.8 million, or 24.9%, from $63.5 million in the prior-year period. Foreign currency translation reduced operating income by $3.0 million, or 4.7%, in the current-year period. Excluding GOBA, restructuring charges, integration and transaction costs, and foreign currency translation, operating income increased primarily due to cost savings and higher net sales.

Interest Expense and Non-Operating Pension Income

Interest expense of $22.1 million increased $2.8 million, or 14.5%, from $19.3 million in the prior-year period. The increase was primarily due to higher average debt outstanding and higher interest rates on our variable rate debt in the current-year period.

Non-operating pension income of $2.8 million decreased $1.7 million, or 37.8% from $4.5 million in the prior-year period. The decrease is due to lower expected rates of return on plan assets in our foreign plans.

Income Taxes

For the current-year period, income tax expense was $25.9 million on income before taxes of $61.2 million, or an effective tax rate of 42.3%. The high effective tax rate was due to the Company recording additional reserves for uncertain tax positions in connection with the Brazil Tax Assessments ($5.6 million), the recording of deferred state taxes on unremitted non-U.S. earnings ($0.8 million) and the recording of reserves related to various tax contingencies. The increase of $5.6 million in the reserve related to uncertain tax positions in connection with the Brazil Tax Assessments was recorded in the first quarter of 2019 though the increase should properly have been recorded in 2018 when the Company decided to appeal an administrative decision to the judicial level.

For the prior-year period, income tax expense was $14.0 million on income before taxes of $50.1 million, or an effective tax rate of 27.9%. The low effective tax rate in the prior-year period was due to a $5.6 million benefit resulting from the partial release of the reserve for the Brazil Tax Assessments due to the expiration of the statute of limitations for the 2011 tax year.

See "Note 11. Income Taxes -Brazil Tax Assessments" to the condensed consolidated financial statements contained in Item 1. of this report for additional details on the Brazil Tax Assessments.

Net Income/Diluted Income per Share

For the current-year period, the Company reported net income of $35.3 million compared with $36.1 million in net income in the prior-year period. Net income decreased primarily due to foreign currency translation, which reduced net income by $1.3 million, or 3.6%, in the current-year period. Excluding foreign currency translation, net income increased slightly. Diluted income per share was $0.34, compared with $0.33 in the prior-year period. Diluted income per share increased due to the reduction in shares outstanding as a result of our share buyback program.

Segment Net Sales and Operating Income for the Six Months Ended June 30, 2019 and June 30, 2018

	Six Months Ended June 30, 2019			Amount of Change Compared to the Six Months Ended June 30, 2018
	Net Sales	Segment Operating Income (A)	Segment Operating Income Margin	Net Sales	Net Sales	Segment Operating Income (A)	Segment Operating Income	Margin Points

(in millions)				$	%	$	%
ACCO Brands North America	$468.3	$67.4	14.4%	$19.9	4.4%	$13.0	23.9%	230
ACCO Brands EMEA	274.8	23.3	8.5%	(20.2)	(6.8)%	0.8	3.6%	90
ACCO Brands International	169.5	9.7	5.7%	8.3	5.1%	0.6	6.6%	10
Total	$912.6	$100.4		$8.0		$14.4

	Six Months Ended June 30, 2018
	Net Sales	Segment Operating Income (A)	Segment Operating Income Margin

(in millions)
ACCO Brands North America	$448.4	$54.4	12.1%
ACCO Brands EMEA	295.0	22.5	7.6%
ACCO Brands International	161.2	9.1	5.6%
Total	$904.6	$86.0
(A) Segment operating income excludes corporate costs. See "Part I, Item 1. Note 17. Information on Business Segments," for a reconciliation of total "Segment operating income" to "Income before income tax."

ACCO Brands North America

ACCO Brands North America net sales of $468.3 million increased $19.9 million, or 4.4%, from $448.4 million in the prior-year period primarily due to price increases, which were partially offset by some lost placements as well as foreign currency translation, which reduced net sales by $2.3 million, or 0.5%, in the current-year period. Comparable net sales, excluding foreign currency translation, increased 4.9%, primarily due to price increases.

ACCO Brands North America operating income of $67.4 million increased $13.0 million, or 23.9%, from $54.4 million in the prior-year period, and operating income margin increased to 14.4% from 12.1%. Operating income and margin increased primarily due to higher net sales, partially offset by inflationary cost increases and tariffs.

ACCO Brands EMEA

ACCO Brands EMEA net sales of $274.8 million decreased $20.2 million, or 6.8%, from $295.0 million in the prior-year period due to foreign currency translation, which reduced net sales by $22.4 million, or 7.6%, in the current-year period. Comparable net sales, excluding foreign currency translation, increased 0.8% primarily due to growth in sales of computer products.

ACCO Brands EMEA operating income of $23.3 million increased $0.8 million, or 3.6%, from $22.5 million in the prior-year period, and operating income margin increased to 8.5% from 7.6%. Foreign currency translation reduced operating income by $2.1 million, or 9%, in the current-year period. Excluding foreign currency translation, operating income increased primarily due to $5.0 million in lower restructuring charges and integration costs as well as the cost savings achieved, partially offset by additional product warranty and distribution costs.

ACCO Brands International

ACCO Brands International net sales of $169.5 million increased $8.3 million, or 5.1%, from $161.2 million in the prior-year as the addition of $23.7 million in net sales from GOBA was partially offset by foreign currency translation, which reduced net sales by $11.0 million, or 6.8%, in the current-year period. Comparable net sales, excluding GOBA and foreign currency translation, decreased 2.8% primarily due to lower net sales in Australia from lost placement, which was partially offset by growth in Mexico and Brazil.

ACCO Brands International operating income of $9.7 million, including $4.0 million attributable to GOBA, increased $0.6 million, or 6.6%, from $9.1 million in the prior-year period and operating income margin increased to 5.7% from 5.6%. Foreign currency translation reduced operating income by $0.6 million, or 6.6%, in the current-year period. Excluding GOBA and foreign currency translation, operating income decreased primarily due to lower comparable net sales.

SUPPLEMENTAL NON-GAAP FINANCIAL MEASURE

To supplement our consolidated financial statements presented in accordance with generally accepted accounting principles in the U.S. ("GAAP"), we provide investors with the non-GAAP financial measure comparable net sales.

We provide comparable net sales change in order to facilitate comparisons of our historical sales results as well as to highlight the underlying sales trends in our business. We use comparable net sales in the internal evaluation and management of our business. We believe this measure provides management and investors with a more complete understanding of our underlying sales results and trends, and enhances the overall understanding of our past sales performance and our future prospects.

We calculate comparable net sales by excluding the effect of acquisitions and by translating the current-period foreign operation net sales at prior-year currency rates.

The following tables provide a reconciliation of GAAP net sales change as reported to non-GAAP comparable net sales change:

	Amount of Change - Three Months Ended June 30, 2019 compared to the Three Months Ended June 30, 2018
	$ Change - Net Sales
		Non-GAAP
	GAAP			Comparable
	Net Sales	Currency		Net Sales
(in millions)	Change	Translation	Acquisition	Change
ACCO Brands North America	$25.1	$(1.3)	$—	$26.4
ACCO Brands EMEA	(12.2)	(8.9)	—	(3.3)
ACCO Brands International	7.0	(3.9)	11.9	(1.0)
Total	$19.9	$(14.1)	$11.9	$22.1

	% Change - Net Sales
		Non-GAAP
	GAAP			Comparable
	Net Sales	Currency		Net Sales
	Change	Translation	Acquisition	Change
ACCO Brands North America	8.9%	(0.5)%	—%	9.4%
ACCO Brands EMEA	(8.7)%	(6.3)%	—%	(2.4)%
ACCO Brands International	9.3%	(5.2)%	15.8%	(1.3)%
Total	4.0%	(2.8)%	2.4%	4.4%

	Amount of Change - Six Months Ended June 30, 2019 compared to the Six Months Ended June 30, 2018
	$ Change - Net Sales
		Non-GAAP
	GAAP			Comparable
	Net Sales	Currency		Net Sales
(in millions)	Change	Translation	Acquisition	Change
ACCO Brands North America	$19.9	$(2.3)	$—	$22.2
ACCO Brands EMEA	(20.2)	(22.4)	—	2.2
ACCO Brands International	8.3	(11.0)	23.7	(4.4)
Total	$8.0	$(35.7)	$23.7	$20.0

	% Change - Net Sales
		Non-GAAP
	GAAP			Comparable
	Net Sales	Currency		Net Sales
	Change	Translation	Acquisition	Change
ACCO Brands North America	4.4%	(0.5)%	—%	4.9%
ACCO Brands EMEA	(6.8)%	(7.6)%	—%	0.8%
ACCO Brands International	5.1%	(6.8)%	14.7%	(2.8)%
Total	0.9%	(3.9)%	2.6%	2.2%

Liquidity and Capital Resources

Our primary liquidity needs are to service indebtedness, fund capital expenditures, our acquisition strategy and support working capital requirements. Our principal sources of liquidity are cash flows from operating activities, cash and cash equivalents held and seasonal borrowings under our $600 million multi-currency revolving credit facility (the "Revolving Facility"). As of June 30, 2019, there were $296.5 million in borrowings under our Revolving Facility and the amount available for borrowings was $286.0 million (allowing for $17.5 million of letters of credit outstanding on that date).

We maintain adequate financing arrangements at market rates. Effective May 23, 2019, the Company amended the Credit Agreement covering its bank debt to extend the maturities until 2024. Among other things, the amendment also enhanced the

Company’s liquidity by increasing the aggregate revolving credit commitments under the Revolving Facility from $500.0 million to $600.0 million, establishing a new term loan facility denominated in U.S. dollars in the aggregate principal amount of $100.0 million (the "USD Term Loan"), eliminating the requirement to make annual principal prepayments of excess cash flow, reducing the amortization payments for the term loans, and increasing the consolidated leverage ratio hurdle for unlimited restricted payments (including share repurchases and dividends) as calculated under the Credit Agreement from 2.50x to 3.25x. Effective upon the closing of the amendment, the Company borrowed the entire principal amount of the USD Term Loan, which was used to repay revolver borrowings and, in combination with the increase in the Revolving Facility, resulted in $200.0 million of additional liquidity available under the Revolving Facility.

Because of the seasonality of our business, we typically generate much of our cash flow in the third and fourth quarters, as accounts receivables are collected, and we typically use cash in the second quarter to fund working capital in order to support the North America back-to-school season. We had a different cash flow pattern in the first half 2019, with a large cash outflow in the first quarter and a lower outflow in the second quarter when compared with 2018 resulting from our decision to purchase raw materials and finished goods earlier than normal. We still anticipate generating significantly higher cash flow in the third and fourth quarters of 2019 than we did in 2018 due to the payments for inventory having occurred much earlier in 2019 than in 2018. Our Brazilian business is also highly seasonal due to the timing of the back-to-school season, which coincides with the calendar year-end in the fourth quarter. Due to various tax laws, it is costly to transfer short-term working capital in and out of Brazil; therefore, our normal practice is to hold seasonal cash requirements in Brazil, and invest it in short-term Brazilian government securities. Consolidated cash and cash equivalents was $94.1 million as of June 30, 2019, approximately $76 million of which was held in Brazil.

Our priorities for cash flow use over the near term, after funding business operations, including restructuring expenses, are funding strategic acquisitions, debt reduction, dividends and share repurchases.

The current senior secured credit facilities have a weighted average interest rate of 3.01% as of June 30, 2019 and our senior unsecured notes have a fixed interest rate of 5.25%.

Cash Flow for the Six Months Ended June 30, 2019 and June 30, 2018

Cash Flow from Operating Activities

Cash used by operating activities during the six months ended June 30, 2019 of $115.7 million was $109.2 million more than the $6.5 million used in the 2018 period, and was the result of a more substantial use of cash to fund net working capital (accounts receivable, inventories, and accounts payable) requirements in 2019.

The table below shows our cash flow from accounts receivable, inventories and accounts payable for the six months ended June 30, 2019 and 2018:

	Six Months Ended
(in millions)	June 30, 2019	June 30, 2018
Accounts receivable	$(29.7)	$7.8
Inventories	(26.6)	(74.7)
Accounts payable	(74.4)	60.0
Cash flow provided by net working capital	$(130.7)	$(6.9)

•
Accounts receivable used $29.7 million in the 2019 period versus a contribution of $7.8 million in the prior-year period, a result of strong second quarter sales in North America and lower year-to-date collections due to starting the year with lower accounts receivables from the fourth quarter of 2018.

•
Inventories used $26.6 million during the first six months, which compares favorably with the $74.7 million used in the prior-year period due to advanced purchases of materials to secure supply and mitigate the risk of anticipated inflation, including tariffs, which reduced purchases in 2019 to support second quarter volume, including "back-to-school".

•
Accounts payable used cash of $74.4 million during the first six months of 2019, which compares unfavorably with $60.0 million contributed in the prior-year period. The earlier inventory purchases that occurred in both the fourth quarter of 2018 and the first quarter of 2019 accelerated the usual timing of payments.

•
Cash used to pay interest was $4 million more than the prior year due to higher borrowings, while pension contributions, tax and restructuring payments were collectively in-line with payments made during the prior-year period.

Partially offsetting the adverse change in cash flow from working capital were payments of customer incentives which were

$18 million less than the prior-year period, primarily due to the settlement of disputed amounts which occurred in the prior year. Additionally, annual and long-term employee incentive payments related to our 2018 performance that were made in the first quarter were approximately $12 million less than those in the prior-year period.

Cash Flow from Investing Activities

Cash used by investing activities was $19.6 million and $17.0 million for the six months ended June 30, 2019 and 2018, respectively. The 2019 cash outflow includes $5.2 million of purchase price paid to acquire certain Cumberland assets in Australia, and is net of receipt of the final purchase price adjustment associated with the GOBA Acquisition. For further details, see "Note 3. Acquisitions" to the condensed consolidated financial statements contained in Item 1. of this report. Capital expenditures were $14.7 million and $17.0 million for the six months ended June 30, 2019 and 2018, respectively.

Cash Flow from Financing Activities

Cash provided by financing activities was $161.9 million for the six months ended June 30, 2019, compared with $92.1 million for the same period of 2018. Cash sourced in 2019 includes incremental net borrowings of $219.4 million, partially offset by $42.0 million for repurchases of our common stock and payments related to tax withholding for stock-based compensation, and $12.2 million for the payment of dividends to stockholders.

Cash provided by financing activities for the six months ended June 30, 2018 was $92.1 million and reflects incremental net borrowings of $156.2 million, partially offset by $51.4 million for repurchases of our common stock and payments related to tax withholding for stock-based compensation, net of proceeds received from the exercise of stock options, and $12.7 million for the payment of dividends to stockholders.

Credit Facilities and Notes Covenants

As of and for the periods ended June 30, 2019 and December 31, 2018, the Company was in compliance with all applicable loan covenants.

Guarantees and Security

Generally, obligations under the Credit Agreement are guaranteed by certain of the Company’s existing and future subsidiaries, and are secured by substantially all of the Company’s and certain guarantor subsidiaries’ assets, subject to certain exclusions and limitations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk" of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes to Foreign Exchange Risk Management or Interest Rate Risk Management in the quarter ended June 30, 2019 or through the date of this report.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision of the Chief Executive Officer and the Chief Financial Officer, and with the participation of our Disclosure Committee, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2019.

(b) Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not applicable.

(b) Not applicable.

(c) Common Stock Purchases

The following table provides information about our purchases of equity securities during the quarter ended June 30, 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
April 1, 2019 to April 30, 2019	445,347	$8.80	445,347	$94,007,354
May 1, 2019 to May 31, 2019	1,221,882	8.00	1,221,882	84,235,759
June 1, 2019 to June 30, 2019	1,899,750	7.68	1,899,750	69,637,210
Total	3,566,979	$7.93	3,566,979	$69,637,210

(1) On February 14, 2018, the Company announced that its Board of Directors had approved an authorization to repurchase up to $100 million in shares of its common stock.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit
Number        Description of Exhibit

3.1	Restated Certificate of Incorporation of ACCO Brands Corporation, as amended *

10.1
Second Amendment to Third Amended and Restated Credit Agreement, dated as of May 23, 2019, among the Company, certain subsidiaries of the Company, Bank of America, N.A., as administrative agent, and the other lenders party thereto. (incorporated by reference to Exhibit 10.1 to ACCO Brands Corporation's Current Report on Form 8-K filed with the SEC on May 23, 2019 (File No. 001-08454))

10.2	2019 ACCO Brands Corporation Incentive Plan (incorporated by reference to Exhibit 99 to the Company’s Registration Statement on Form S-8 filed with the SEC on May 21, 2019)

10.3	Form of Directors Restricted Stock Unit Award Agreement under the 2019 ACCO Brands Corporation Incentive Plan *

10.4	Form of Restricted Stock Unit Award Agreement under the 2019 ACCO Brands Corporation Incentive Plan *

10.5	Form of Performance Stock Unit Award Agreement under the 2019 ACCO Brands Corporation Incentive Plan*

10.6	Form of Nonqualified Stock Option Award Agreement under the 2019 ACCO Brands Corporation Incentive Plan *

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH    XBRL Taxonomy Extension Schema Document

101.CAL    XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF    XBRL Taxonomy Extension Definition Linkbase Document

101.LAB    XBRL Taxonomy Extension Label Linkbase Document

101.PRE        XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	Filed herewith.

**	Furnished herewith.

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
Kathleen D. Hood
Senior Vice President and Chief Accounting Officer (principal accounting officer)
Date: July 31, 2019