Form 10-Q
period 2019-09-30
ACCO BRANDS Corp
filed 2019-10-30
CIK 712034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2019

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

As of October 22, 2019, the registrant had outstanding 96,986,635 shares of Common Stock.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ACCO Brands Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

	September 30, 2019	December 31, 2018
(in millions)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$37.7	$67.0
Accounts receivable, net	377.4	428.4
Inventories	312.5	340.6
Other current assets	45.3	44.2
Total current assets	772.9	880.2
Total property, plant and equipment	631.4	618.7
Less: accumulated depreciation	(372.0)	(355.0)
Property, plant and equipment, net	259.4	263.7
Right of use asset, leases	95.8	—
Deferred income taxes	105.0	115.1
Goodwill	709.7	708.9
Identifiable intangibles, net	756.8	787.0
Other non-current assets	22.5	31.5
Total assets	$2,722.1	$2,786.4
Liabilities and Stockholders' Equity
Current liabilities:
Notes payable	$3.6	$—
Current portion of long-term debt	31.6	39.5
Accounts payable	175.7	274.6
Accrued compensation	46.1	41.6
Accrued customer program liabilities	89.2	114.5
Lease liabilities	20.6	—
Other current liabilities	110.8	129.0
Total current liabilities	477.6	599.2
Long-term debt, net	882.5	843.0
Long-term lease liabilities	84.6	11.0
Deferred income taxes	183.0	176.2
Pension and post-retirement benefit obligations	226.8	257.2
Other non-current liabilities	100.7	110.1
Total liabilities	1,955.2	1,996.7
Stockholders' equity:
Common stock	1.0	1.1
Treasury stock	(38.2)	(33.9)
Paid-in capital	1,893.8	1,941.0
Accumulated other comprehensive loss	(478.4)	(461.7)
Accumulated deficit	(611.3)	(656.8)
Total stockholders' equity	766.9	789.7
Total liabilities and stockholders' equity	$2,722.1	$2,786.4

See Notes to Condensed Consolidated Financial Statements (Unaudited).

ACCO Brands Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2019	2018	2019	2018
Net sales	$505.7	$507.3	$1,418.3	$1,411.9
Cost of products sold	349.8	346.5	970.8	961.2
Gross profit	155.9	160.8	447.5	450.7
Operating costs and expenses:
Selling, general and administrative expenses	96.4	92.8	287.8	294.6
Amortization of intangibles	8.6	9.4	26.8	27.2
Restructuring charges	2.1	1.1	4.8	7.9
Total operating costs and expenses	107.1	103.3	319.4	329.7
Operating income	48.8	57.5	128.1	121.0
Non-operating expense (income):
Interest expense	11.5	11.6	33.6	30.9
Interest income	(0.7)	(1.1)	(2.9)	(3.5)
Non-operating pension income	(1.3)	(2.6)	(4.1)	(7.1)
Other (income) expense, net	(0.9)	0.6	0.1	1.6
Income before income tax	40.2	49.0	101.4	99.1
Income tax expense	12.2	13.4	38.1	27.4
Net income	$28.0	$35.6	$63.3	$71.7

Per share:
Basic income per share	$0.29	$0.34	$0.63	$0.68
Diluted income per share	$0.28	$0.34	$0.62	$0.66

Weighted average number of shares outstanding:
Basic	97.6	103.8	100.4	105.6
Diluted	98.9	105.9	101.9	107.9

See Notes to Condensed Consolidated Financial Statements (Unaudited).

ACCO Brands Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Net income	$28.0	$35.6	$63.3	$71.7
Other comprehensive income (loss), net of tax:
Unrealized income (loss) on derivative instruments, net of tax (expense) benefit of $(0.6) and $0.3 and $0.4 and $(1.1), respectively	1.4	(0.7)	(0.9)	2.8

Foreign currency translation adjustments, net of tax benefit (expense) of $0.9 and $1.2 and $0.5 and $(1.6), respectively	(25.1)	(4.5)	(22.4)	(18.6)

Recognition of deferred pension and other post-retirement items, net of tax (expense) of $(1.2) and $(0.4) and $(1.9) and $(1.9), respectively	4.2	1.1	6.6	6.2
Other comprehensive loss, net of tax	(19.5)	(4.1)	(16.7)	(9.6)

Comprehensive income	$8.5	$31.5	$46.6	$62.1

See Notes to Condensed Consolidated Financial Statements (Unaudited).

ACCO Brands Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(in millions)	2019	2018
Operating activities
Net income	$63.3	$71.7
Amortization of inventory step-up	0.2	—
Loss on disposal of assets	—	0.1
Depreciation	26.3	25.5
Other non-cash items	0.2	—
Amortization of debt issuance costs	1.7	1.5
Amortization of intangibles	26.8	27.2
Stock-based compensation	6.3	6.0
Loss on debt extinguishment	0.3	0.3
Changes in balance sheet items:
Accounts receivable	54.0	46.2
Inventories	34.8	(81.2)
Other assets	(2.6)	(0.6)
Accounts payable	(102.1)	39.1
Accrued expenses and other liabilities	(40.8)	(58.1)
Accrued income taxes	6.7	7.0
Net cash provided by operating activities	75.1	84.7
Investing activities
Additions to property, plant and equipment	(21.9)	(26.3)
Proceeds from the disposition of assets	0.1	0.2
Cost of acquisitions, net of cash acquired	(42.1)	(37.3)
Other assets acquired	(5.2)	—
Net cash used by investing activities	(69.1)	(63.4)
Financing activities
Proceeds from long-term borrowings	325.9	217.4
Repayments of long-term debt	(272.0)	(118.3)
Repayments of notes payable, net	(8.6)	—
Payments for debt issuance costs	(3.3)	(0.6)
Dividends paid	(18.1)	(18.9)
Repurchases of common stock	(56.8)	(75.0)
Payments related to tax withholding for stock-based compensation	(4.3)	(7.5)
Proceeds from the exercise of stock options	3.1	6.8
Net cash (used) provided by financing activities	(34.1)	3.9
Effect of foreign exchange rate changes on cash and cash equivalents	(1.2)	(7.1)
Net (decrease) increase in cash and cash equivalents	(29.3)	18.1
Cash and cash equivalents
Beginning of the period	67.0	76.9
End of the period	$37.7	$95.0
Cash paid during the year for:
Interest	$27.6	$22.8
Income taxes	$38.6	$24.5

See Notes to Condensed Consolidated Financial Statements (Unaudited).

ACCO Brands Corporation and Subsidiaries
Consolidated Statement of Stockholders' Equity
(Unaudited)

(in millions)	Common Stock	Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Accumulated Deficit	Total
Balance at December 31, 2018	$1.1	$1,941.0	$(461.7)	$(33.9)	$(656.8)	$789.7
Net loss	—	—	—	—	(0.6)	(0.6)
Loss on derivative financial instruments, net of tax	—	—	(1.1)	—	—	(1.1)
Translation impact	—	—	(3.1)	—	—	(3.1)
Pension and post-retirement adjustment, net of tax	—	—	(1.1)	—	—	(1.1)
Common stock repurchases	—	(11.0)	—	—	—	(11.0)
Stock-based compensation	—	2.0	—	—	—	2.0
Common stock issued, net of shares withheld for employee taxes	—	—	—	(4.3)	—	(4.3)
Dividends declared, $.06 per share	—	—	—	—	(6.2)	(6.2)
Other	—	(0.1)	—	—	0.1	—
Cumulative effect due to the adoption of ASU 2016-02	—	—	—	—	0.5	0.5
Balance at March 31, 2019	1.1	1,931.9	(467.0)	(38.2)	(663.0)	764.8
Net income	—	—	—	—	35.9	35.9
Loss on derivative financial instruments, net of tax	—	—	(1.2)	—	—	(1.2)
Translation impact	—	—	5.8	—	—	5.8
Pension and post-retirement adjustment, net of tax	—	—	3.5	—	—	3.5
Common stock repurchases	—	(28.3)	—	—	—	(28.3)
Stock-based compensation	—	3.6	—	—	(0.2)	3.4
Common stock issued, net of shares withheld for employee taxes	—	0.2	—	—	—	0.2
Dividends declared, $.06 per share	—	—	—	—	(6.0)	(6.0)
Other	(0.1)	0.1	—	—	(0.1)	(0.1)
Balance at June 30, 2019	1.0	1,907.5	(458.9)	(38.2)	(633.4)	778.0
Net income	—	—	—	—	28.0	28.0
Gain on derivative financial instruments, net of tax	—	—	1.4	—	—	1.4
Translation impact	—	—	(25.1)	—	—	(25.1)
Pension and post-retirement adjustment, net of tax	—	—	4.2	—	—	4.2
Common stock repurchases	(0.1)	(17.6)	—	—	—	(17.7)
Stock-based compensation	—	1.0	—	—	(0.1)	0.9
Common stock issued, net of shares withheld for employee taxes	—	2.9	—	—	—	2.9
Dividends declared, $.06 per share	—	—	—	—	(5.9)	(5.9)
Other	0.1	—	—	—	0.1	0.2
Balance at September 30, 2019	$1.0	$1,893.8	$(478.4)	$(38.2)	$(611.3)	766.9
Shares of Capital Stock

	Common Stock	Treasury Stock	Net Shares
Shares at December 31, 2018	106,249,322	3,500,622	102,748,700
Common stock issued, net of shares withheld for employee taxes	1,437,021	458,987	978,034
Common stock repurchases	(1,260,163)	—	(1,260,163)
Shares at March 31, 2019	106,426,180	3,959,609	102,466,571
Common stock issued, net of shares withheld for employee taxes	44,180	7,836	36,344
Common stock repurchases	(3,443,904)	—	(3,443,904)
Shares at June 30, 2019	103,026,456	3,967,445	99,059,011
Common stock issued, net of shares withheld for employee taxes	386,781	—	386,781
Common stock repurchases	(2,258,645)	—	(2,258,645)
Shares at September 30, 2019	101,154,592	3,967,445	97,187,147
See Notes to Condensed Consolidated Financial Statements (Unaudited).

ACCO Brands Corporation and Subsidiaries
Consolidated Statement of Stockholders' Equity
Continued (Unaudited)

(in millions)	Common Stock	Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Accumulated Deficit	Total
Balance at December 31, 2017	$1.1	$1,999.7	$(461.1)	$(26.4)	$(739.2)	$774.1
Net income	—	—	—	—	10.4	10.4
Gain on derivative financial instruments, net of tax	—	—	0.6	—	—	0.6
Translation impact	—	—	(4.3)	—	—	(4.3)
Pension and post-retirement adjustment, net of tax	—	—	(2.6)	—	—	(2.6)
Common stock repurchases	—	(9.3)	—	—	—	(9.3)
Stock-based compensation	—	3.5	—	—	(0.3)	3.2
Common stock issued, net of shares withheld for employee taxes	—	5.2	—	(7.5)	—	(2.3)
Dividends declared, $.06 per share	—	—	—	—	(6.3)	(6.3)
Cumulative effect due to the adoption of ASU 2014-09	—	—	—	—	1.5	1.5
Balance at March 31, 2018	1.1	1,999.1	(467.4)	(33.9)	(733.9)	765.0
Net income	—	—	—	—	25.7	25.7
Gain on derivative financial instruments, net of tax	—	—	2.9	—	—	2.9
Translation impact	—	—	(9.8)	—	—	(9.8)
Pension and post-retirement adjustment, net of tax	—	—	7.7	—	—	7.7
Common stock repurchases	—	(41.7)	—	—	—	(41.7)
Stock-based compensation	—	4.1	—	—	(0.2)	3.9
Common stock issued, net of shares withheld for employee taxes	—	1.0	—	—	—	1.0
Dividends declared, $.06 per share	—	—	—	—	(6.4)	(6.4)
Balance at June 30, 2018	1.1	1,962.5	(466.6)	(33.9)	(714.8)	748.3
Net income	—	—	—	—	35.6	35.6
Loss on derivative financial instruments, net of tax	—	—	(0.7)	—	—	(0.7)
Translation impact	—	—	(4.5)	—	—	(4.5)
Pension and post-retirement adjustment, net of tax	—	—	1.1	—	—	1.1
Common stock repurchases	—	(24.0)	—	—	—	(24.0)
Stock-based compensation	—	(0.9)	—	—	(0.2)	(1.1)
Common stock issued, net of shares withheld for employee taxes	—	0.5	—	—	—	0.5
Dividends declared, $.06 per share	—	—	—	—	(6.2)	(6.2)
Other	—	0.1	—	—	—	0.1
Balance at September 30, 2018	$1.1	$1,938.2	$(470.7)	$(33.9)	$(685.6)	$749.1
Shares of Capital Stock

	Common Stock	Treasury Stock	Net Shares
Shares at December 31, 2017	109,597,197	2,913,113	106,684,084
Common stock issued, net of shares withheld for employee taxes	2,442,703	580,755	1,861,948
Common stock repurchases	(760,473)	—	(760,473)
Shares at March 31, 2018	111,279,427	3,493,868	107,785,559
Common stock issued, net of shares withheld for employee taxes	115,620	1,933	113,687
Common stock repurchases	(3,272,480)	—	(3,272,480)
Shares at June 30, 2018	108,122,567	3,495,801	104,626,766
Common stock issued, net of shares withheld for employee taxes	75,171	1,286	73,885
Common stock repurchases	(1,961,006)	—	(1,961,006)
Shares at September 30, 2018	106,236,732	3,497,087	102,739,645

See Notes to Condensed Consolidated Financial Statements (Unaudited).

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

As used in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, the terms "ACCO Brands," "ACCO," the "Company," "we," "us," and "our" refer to ACCO Brands Corporation and its consolidated subsidiaries.

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

The Condensed Consolidated Balance Sheet as of September 30, 2019, the related Consolidated Statements of Income, the Consolidated Statements of Comprehensive Income, and the Consolidated Statement of Stockholders' Equity for the three and nine months ended September 30, 2019 and 2018 and Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018 are unaudited. The December 31, 2018 Condensed Consolidated Balance Sheet data was derived from audited financial statements, but does not include all annual disclosures required by GAAP. The above referenced financial statements included herein were prepared by management and reflect all adjustments (consisting solely of normal recurring items unless otherwise noted) which are, in the opinion of management, necessary for the fair presentation of results of operations and cash flows for the interim periods ended September 30, 2019 and 2018, and the financial position of the Company as of September 30, 2019. Interim results may not be indicative of results for a full year.

Effective August 1, 2019, we completed the acquisition (the "Foroni Acquisition") of Indústria Gráfica Foroni Ltda. ("Foroni"), a leading provider of Foroni® branded notebooks and paper-based school and office products in Brazil, for a preliminary purchase price of $42.1 million, subject to working capital and other adjustments. The Foroni Acquisition advances our strategy to expand in faster growing geographies and product categories, add consumer-centric brands and diversify our customer base. The results of Foroni are included in the ACCO Brands International segment from August 1, 2019.

On July 2, 2018, we completed the acquisition (the "GOBA Acquisition") of GOBA Internacional, S.A. de C.V. ("GOBA"), a leading provider of Barrilito® branded school and craft products in Mexico. The purchase price was $37.2 million, net of cash acquired, and working capital and other adjustments. The GOBA Acquisition has increased the breadth and depth of our distribution throughout Mexico, especially with wholesalers and retailers and added a strong offering of school and craft products to our product portfolio in Mexico. The results of GOBA are included in the ACCO Brands International segment from July 2, 2018.

See "Note 3. Acquisitions" for details on the Foroni and GOBA acquisitions.

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

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

2. Recent Accounting Pronouncements and Adopted Accounting Standards

Recent Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (the "FASB") issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40), Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This ASU aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). While the Company does not expect a material impact to its consolidated financial statements, we are currently in the process of evaluating the adoption of ASU 2018-15. ASU 2018-015 is effective for fiscal years ending after December 15, 2019. Early adoption of the standard is permitted, including adoption in any interim period for which financial statements have not been issued. The Company will adopt ASU No. 2018-15 beginning January 1, 2020.

There are no other recently issued accounting standards that are expected to have an impact on the Company’s financial condition, results of operations or cash flow.

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

The cumulative effect of the changes on our January 1, 2019, opening Condensed Consolidated Balance Sheet due to the adoption of ASU 2016-02 was as follows:

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

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The impact of the adoption of ASU 2016-02 on our Condensed Consolidated Balance Sheet for the period ended September 30, 2019 was as follows:

	Balance at September 30, 2019
(in millions)	As Reported	Balances without adoption of ASU 2016-02	Effect of Change Higher/(Lower)
Condensed Consolidated Balance Sheet:
Assets:
Property, plant and equipment, net	$259.4	$260.2	$(0.8)
Right of use asset, leases	95.8	—	95.8

Liabilities and stockholders' equity:
Current portion of long-term debt	31.6	31.7	(0.1)
Lease liabilities	20.6	0.3	20.3
Long-term debt, net	882.5	882.6	(0.1)
Long-term lease liabilities	84.6	10.2	74.4
Accumulated deficit	(611.3)	(611.8)	0.5

See "Note 5. Leases" for further details and the required disclosures related to ASU 2016-02.

The adoption of ASU 2016-02 did not materially affect our Consolidated Statements of Income, Condensed Consolidated Statements of Cash Flows or Consolidated Statement of Stockholders' Equity.

There were no other accounting standards that were adopted in the first nine months of 2019 that had a material effect on the Company’s financial condition, results of operations or cash flow.

3. Acquisitions

Acquisition of Foroni

Effective August 1, 2019, we completed the acquisition of Foroni, a leading provider of Foroni® branded notebooks and paper-based school and office products in Brazil. The Foroni Acquisition advances our strategy to expand in faster growing geographies and product categories, add consumer-centric brands and diversify our customer base. The results of Foroni are included in the ACCO Brands International segment from August 1, 2019.

The preliminary purchase price was R$159.5 million (US$42.1 million based on July 31, 2019, exchange rates) subject to working capital and other adjustments and includes the assumption of $7.6 million in debt. A portion of the purchase price (R$25.0 million or US$6.6 million based on July 31, 2019 exchange rates) is being held in an escrow account for a period of up to 6 years after closing in the event of any claims against the sellers under the quota purchase agreement. The Company may also make claims against the sellers directly, subject to limitations in the quota purchase agreement, if the escrow is depleted. The Foroni Acquisition and related expenses were funded by cash on hand.

For accounting purposes, the Company was the acquiring enterprise. The Foroni Acquisition is being accounted for as a purchase business combination and Foroni's results are included in the Company’s condensed consolidated financial statements as of August 1, 2019. The net sales for Foroni for each of the three and nine months ended September 30, 2019 were $5.7 million for the two months owned.

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The following table presents the preliminary allocation of the consideration given to the fair values of the assets acquired and liabilities assumed at the date of acquisition:

(in millions)	At August 2, 2019
Calculation of Goodwill:
Purchase price, net of working capital adjustment	$42.1

Plus fair value of liabilities assumed:
Accounts payable and accrued liabilities	12.1
Deferred tax liabilities	5.2
Debt	7.6
Lease liabilities	4.8
Fair value of liabilities assumed	$29.7

Less fair value of assets acquired:
Cash acquired	—
Accounts receivable	17.5
Inventory	12.6
Property and equipment	8.9
Identifiable intangibles	10.2
Deferred tax assets	2.2
Right of use asset, leases	4.8
Other assets	3.7
Fair value of assets acquired	$59.9

Goodwill	$11.9

We are continuing our review of our fair value estimate of assets acquired and liabilities assumed during the measurement period, which will conclude as soon as we receive the information we are seeking about facts and circumstances that existed as of the acquisition date or learn that more information is not available. This measurement period will not exceed one year from the acquisition date. The excess of the purchase price over the fair value of net assets acquired is allocated to goodwill. The preliminary goodwill of $11.9 million is primarily attributable to synergies expected to be realized from facility integration, headcount reduction and other operational streamlining activities, and from the existence of an assembled workforce.

Our fair value estimate of assets acquired and liabilities assumed is pending the completion of several elements, including the final determination of the purchase price, pending calculations of working capital and other adjustments, of the fair value of the assets acquired and liabilities assumed and the final review by our management. The primary areas that are not yet finalized relate to inventory, intangible assets, property and equipment, reserves and liabilities, and income and other taxes. Accordingly, there could be material adjustments to our condensed consolidated financial statements, including changes in our amortization and depreciation expense related to the valuation of intangible assets and property and equipment acquired and their respective useful lives, among other adjustments.

The final determination of the purchase price, fair values and resulting goodwill may differ significantly from what is reflected in these condensed consolidated financial statements.

During the nine months ended September 30, 2019, transaction costs related to the Foroni Acquisition were $1.3 million. These costs were reported as selling, general and administrative ("SG&A") expenses in the Company's Consolidated Statements of Income.

Pro forma financial information is not presented due to immateriality.

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Cumberland Asset Acquisition

On January 31, 2019, the Company completed the purchase of certain assets, including inventory and certain identifiable intangibles, for the Cumberland brand (the "Cumberland Asset Acquisition") in Australia for a purchase price of A$8.2 million (US$6.0 million based on January 31, 2019 exchange rates). The Cumberland Asset Acquisition extends our presence in Australia into new product categories. The Company accounted for the transaction as an asset acquisition, as the set of assets acquired does not meet the criteria to be classified as a business under GAAP. During the nine months ended September 30, 2019, transaction costs related to the Cumberland Asset Acquisition were $0.1 million. These costs were reported as SG&A expenses in the Company's Consolidated Statements of Income.

The following table summarizes the fair value of assets acquired:

(in millions)	At January 31, 2019
Inventory	$2.8
Identifiable intangibles	3.2
Fair value of assets acquired	$6.0

Acquisition of GOBA

On July 2, 2018, the Company completed the GOBA Acquisition. GOBA is a leading provider of Barrilito® branded school and craft products in Mexico. The GOBA Acquisition increased the breadth and depth of our distribution throughout Mexico, especially with wholesalers and retailers and added a strong offering of school and craft products to our product portfolio in Mexico.

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

For accounting purposes, the Company was the acquiring enterprise. The GOBA Acquisition was accounted for as a purchase business combination. The results of GOBA are included in the ACCO Brands International segment as of July 2, 2018. The net sales for the six month period ended June 30, 2019 for GOBA were $23.7 million.

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

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

4. Long-term Debt and Short-term Borrowings

Notes payable and long-term debt, listed in order of the priority of security interests in assets of the Company, consisted of the following as of September 30, 2019 and December 31, 2018:

(in millions)	September 30, 2019	December 31, 2018
Euro Senior Secured Term Loan A, due May 2024 (floating interest rate of 1.75% at September 30, 2019)	$273.0	$—
Euro Senior Secured Term Loan A, due January 2022 (floating interest rate of 1.50% at December 31, 2018)	—	289.0
USD Senior Secured Term Loan A, due May 2024 (floating interest rate of 3.94% at September 30, 2019)	98.7	—
Australian Dollar Senior Secured Term Loan A, due May 2024 (floating interest rate of 2.76% at September 30, 2019)	40.8	—
Australian Dollar Senior Secured Term Loan A, due January 2022 (floating interest rate of 3.56% at December 31, 2018)	—	43.0
U.S. Dollar Senior Secured Revolving Credit Facility, due May 2024 (floating interest rate of 3.94% at September 30, 2019)	64.7	—
U.S. Dollar Senior Secured Revolving Credit Facility, due January 2022 (floating interest rate of 4.36% at December 31, 2018)	—	106.8
Australian Dollar Senior Secured Revolving Credit Facility, due May 2024 (floating interest rate of 2.78% at September 30, 2019)	67.7	—
Australian Dollar Senior Secured Revolving Credit Facility, due January 2022 (floating interest rate of 3.54% at December 31, 2018)	—	73.9
Senior Unsecured Notes, due December 2024 (fixed interest rate of 5.25%)	375.0	375.0
Other borrowings	3.6	0.3
Total debt	923.5	888.0
Less:
Current portion	35.2	39.5
Debt issuance costs, unamortized	5.8	5.5
Long-term debt, net	$882.5	$843.0

The Company entered into a Credit Agreement (the "Credit Agreement"), dated as of January 27, 2017, among the Company, certain subsidiaries of the Company, Bank of America, N.A., as administrative agent, and the other agents and various lenders party thereto. The Credit Agreement provided for a five-year senior secured credit facility, which consisted of a €300.0 million (US$320.8 million based on January 27, 2017, exchange rates) term loan facility, an A$80.0 million (US$60.4 million based on January 27, 2017, exchange rates) term loan facility, and a US$400.0 million multi-currency revolving credit facility (the "Revolving Facility").

Effective July 26, 2018, the Company entered into the First Amendment (the "First Amendment") to the Credit Agreement among the Company, certain subsidiaries of the Company, Bank of America, N.A., as administrative agent, and the other lenders party thereto. The First Amendment increased the aggregate revolving credit commitments under the Revolving Facility by $100.0 million such that, after giving effect to such increase, the aggregate amount of revolving credit available under the Revolving Facility was $500.0 million. In addition, the First Amendment also affected certain technical amendments to the Credit Agreement, including the addition of provisions relating to LIBOR successor rate procedures if LIBOR becomes unascertainable or is discontinued in the future and to expressly permit certain intercompany asset transfers. The changes related to LIBOR successor rate procedures are not expected to have a material effect on the Company.

Effective May 23, 2019, the Company entered into a Second Amendment (the "Second Amendment") to the Credit Agreement. Pursuant to the Second Amendment, the Credit Agreement was amended to, among other things:

•	extend the maturity date to May 23, 2024;

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

•	increase the aggregate revolving credit commitments under the Revolving Facility from $500.0 million to $600.0 million;

•	establish a new term loan facility denominated in U.S. Dollars in an aggregate principal amount of $100.0 million (the "USD Term Loan");

•	replace the minimum fixed coverage ratio of 1.25:1.00 with a minimum interest coverage ratio, as calculated under the Credit Agreement, of 3.00:1.00;

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

As of September 30, 2019, there were $132.4 million in borrowings outstanding under the Revolving Facility. The remaining amount available for borrowings as of September 30, 2019, was $454.8 million (allowing for $12.8 million of letters of credit outstanding on that date).

As of and for the periods ended September 30, 2019 and December 31, 2018, the Company was in compliance with all applicable loan covenants.

5. Leases

On January 1, 2019, the Company adopted accounting standard ASU No. 2016-02, Leases (Topic 842), applying the transition method in accounting standard ASU 2018-11 Leases (Topic 842), Targeted Improvements. ASU 2018-11 allows an entity to initially apply ASU 2016-02 at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The Company recorded a net increase to beginning retained earnings of $0.5 million as of January 1, 2019 due to the cumulative impact of adopting ASU 2016-02. The impact of adopting ASU 2016-02 on our Condensed Consolidated Balance Sheet was material, but the impact was immaterial for our Consolidated Statements of Income, Condensed Consolidated Statements of Cash Flows and Consolidated Statement of Stockholders' Equity.

The Company leases its corporate headquarters, various other facilities for distribution, manufacturing, and offices, as well as vehicles, forklifts and other equipment. The Company determines if an arrangement is a lease at inception. Leases are included in "Right of use asset, leases" ("ROU Assets"), and the current portion of the lease liability is included in "Lease liabilities" and the non-current portion is included in "Long-term lease liabilities" in the Condensed Consolidated Balance Sheet. The Company currently has an immaterial amount of financing leases and leases with a term of less than 12 months. ROU Assets and lease liabilities are recognized based on the present value of lease payments over the lease term. Because most of the Company’s leases do not provide an implicit rate of return, the Company uses its incremental collateralized borrowing rate, on a regional basis, in determining the present value of lease payments. The Company has lease agreements with lease and non-lease components, which are combined for accounting purposes.

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The components of lease expense were as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
(in millions)	2019	2019
Operating lease cost	$7.3	$21.7
Sublease income	(0.5)	(1.3)
Total lease cost	$6.8	$20.4

Other information related to leases was as follows:

Nine Months Ended September 30,
(in millions, except lease term and discount rate)	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$22.4
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$25.6

Weighted average remaining lease term:
Operating leases	7.2 years

Weighted average discount rate:
Operating leases	5.3%

Future minimum lease payments, net of sub-lease income, for all non-cancelable leases as of September 30, 2019 were as follows:

(in millions)
2019	$6.8
2020	24.7
2021	20.8
2022	17.0
2023	12.9
2024	11.4
Thereafter	40.3
Total minimum lease payments	133.9
Less imputed interest	28.2
Future minimum payments for leases, net of sublease rental income and imputed interest	$105.7

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

6. Pension and Other Retiree Benefits

The components of net periodic benefit (income) cost for pension and post-retirement plans for the three and nine months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended September 30,
	Pension				Post-retirement
	U.S.		International
(in millions)	2019	2018	2019	2018	2019	2018
Service cost	$0.3	$0.4	$0.3	$0.6	$—	$—
Interest cost	1.8	1.6	3.3	3.1	0.1	0.1
Expected return on plan assets	(2.9)	(2.9)	(5.1)	(5.6)	—	—
Amortization of net loss (gain)	0.6	0.7	0.9	0.8	(0.1)	(0.1)
Amortization of prior service cost	0.1	0.1	0.1	—	—	—
Curtailment gain	—	—	—	(0.6)	—	—
Net periodic benefit income(1)	$(0.1)	$(0.1)	$(0.5)	$(1.7)	$—	$—

	Nine Months Ended September 30,
	Pension				Post-retirement
	U.S.		International
(in millions)	2019	2018	2019	2018	2019	2018
Service cost	$1.0	$1.2	$0.9	$1.6	$—	$—
Interest cost	5.5	5.0	10.1	9.8	0.2	0.1
Expected return on plan assets	(8.7)	(8.8)	(15.4)	(17.3)	—	—
Amortization of net loss (gain)	1.6	2.0	2.6	2.6	(0.3)	(0.3)
Amortization of prior service cost	0.3	0.3	0.1	—	—	—
Curtailment gain	—	—	—	(0.6)	—	—
Net periodic benefit income(1)	$(0.3)	$(0.3)	$(1.7)	$(3.9)	$(0.1)	$(0.2)

(1)	The components, other than service cost, are included in the line "Non-operating pension income" in the Consolidated Statements of Income.

We expect to contribute approximately $20.4 million to our defined benefit plans in 2019. For the nine months ended September 30, 2019, we have contributed $16.1 million to these plans.

7. Stock-Based Compensation

The following table summarizes our stock-based compensation expense (including stock options, restricted stock units ("RSUs") and performance stock units ("PSUs")) for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Stock option compensation expense	$0.7	$0.5	$2.0	$1.5
RSU compensation expense	1.2	0.8	4.1	3.7
PSU compensation expense	(1.0)	(2.5)	0.2	0.8
Total stock-based compensation expense	$0.9	$(1.2)	$6.3	$6.0

We generally recognize compensation expense for stock-based awards ratably over the vesting period. Stock-based compensation expense for each of the nine months ended September 30, 2019 and 2018 includes $1.0 million of expense related to stock awards granted to eligible non-employee directors, which were fully vested on the grant date.

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The following table summarizes our unrecognized compensation expense and the weighted-average period over which the expense will be recognized as of September 30, 2019:

	September 30, 2019
	Unrecognized	Weighted Average
	Compensation	Years Expense To Be
(in millions, except weighted average years)	Expense	Recognized Over
Stock options	$4.2	2.0
RSUs	$6.8	2.0
PSUs	$5.7	2.1

8. Inventories

The components of inventories were as follows:

(in millions)	September 30, 2019	December 31, 2018
Raw materials	$43.2	$55.4
Work in process	3.9	4.3
Finished goods	265.4	280.9
Total inventories	$312.5	$340.6

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

Changes in the net carrying amount of goodwill by segment were as follows:

(in millions)	ACCO Brands North America	ACCO Brands EMEA	ACCO Brands International	Total

Balance at December 31, 2018	$375.6	$165.6	$167.7	$708.9
Acquisitions	—	—	12.3	12.3
Foreign currency translation	—	(10.4)	(1.1)	(11.5)
Balance at September 30, 2019	$375.6	$155.2	$178.9	$709.7

The goodwill balance is net of $215.1 million of accumulated impairment losses, which occurred prior to December 31, 2016.

Identifiable Intangible Assets

Foroni Acquisition

The preliminary valuation of identifiable intangible assets of $10.2 million acquired in the Foroni Acquisition includes an amortizable trade name, "Foroni®," which has been recorded at its estimated fair value. The fair value of the trade name was determined using the relief from royalty method, which is based on the present value of royalty fees derived from projected revenues. The Foroni® trade name is expected to be amortized over 23 years on a straight-line basis.

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

The amortizable trade name is expected to be amortized over 10 years on a straight-line basis while the customer relationships will be amortized on an accelerated basis over 7 years from January 31, 2019, the date the Cumberland assets were acquired by the Company. The allocation of the identifiable intangibles acquired in the Cumberland Asset Acquisition was as follows:

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

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The Company's gross carrying value and accumulated amortization by class of identifiable intangible assets as of September 30, 2019 and December 31, 2018, was as follows:

	September 30, 2019				December 31, 2018
(in millions)	Gross Carrying Amounts	Accumulated Amortization		Net Book Value	Gross Carrying Amounts	Accumulated Amortization		Net Book Value
Indefinite-lived intangible assets:
Trade names	$462.8	$(44.5)	(1)	$418.3	$471.7	$(44.5)	(1)	$427.2
Amortizable intangible assets:
Trade names	312.9	(80.0)		232.9	306.0	(70.5)		235.5
Customer and contractual relationships	236.9	(135.4)		101.5	240.2	(120.5)		119.7
Patents	5.3	(1.2)		4.1	5.5	(0.9)		4.6
Subtotal	555.1	(216.6)		338.5	551.7	(191.9)		359.8
Total identifiable intangibles	$1,017.9	$(261.1)		$756.8	$1,023.4	$(236.4)		$787.0

(1)	Accumulated amortization prior to the adoption of authoritative guidance on goodwill and other intangible assets, at which time further amortization ceased.

The Company’s intangible amortization expense was $8.6 million and $9.4 million for the three months ended September 30, 2019 and 2018, respectively, and $26.8 million and $27.2 million for the nine months ended September 30, 2019 and 2018, respectively.

Estimated amortization expense for amortizable intangible assets as of September 30, 2019, for the current year and the next five years are as follows:

(in millions)	2019	2020	2021	2022	2023	2024
Estimated amortization expense(2)	$35.7	$32.4	$28.7	$25.1	$22.9	$21.2

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

10. Restructuring

The Company recorded $2.1 million and $4.8 million of restructuring expense for the three and nine months ended September 30, 2019, respectively. The restructuring expenses are primarily for severance costs related to cost reduction initiatives in our North America and International segments.

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The summary of the activity in the restructuring liability for the nine months ended September 30, 2019, was as follows:

(in millions)	Balance at December 31, 2018	Provision	Cash Expenditures	Non-cash Items/ Currency Change	Balance at September 30, 2019
Employee termination costs(1)	$7.9	$4.1	$(7.2)	$(0.2)	$4.6
Termination of lease agreements(2)	1.8	0.1	(1.6)	—	0.3
Other(3)	—	0.6	(0.1)	—	0.5
Total restructuring liability	$9.7	$4.8	$(8.9)	$(0.2)	$5.4

(1) We expect the remaining $4.6 million employee termination costs to be substantially paid in the next 12 months.
(2) We expect the remaining $0.3 million termination of lease costs to be substantially paid in the next 6 months.
(3) We expect the remaining $0.5 million of other costs to be substantially paid in the next 6 months.

The summary of the activity in the restructuring liability for the nine months ended September 30, 2018, was as follows:

(in millions)	Balance at December 31, 2017	Provision	Cash Expenditures	Non-cash Items/ Currency Change	Balance at September 30, 2018
Employee termination costs	$12.0	$4.2	$(8.7)	$(0.4)	$7.1
Termination of lease agreements	0.8	3.5	(1.6)	(0.1)	2.6
Other	0.5	0.2	(0.5)	—	0.2
Total restructuring liability	$13.3	$7.9	$(10.8)	$(0.5)	$9.9

11. Income Taxes

For the three months ended September 30, 2019, we recorded an income tax expense of $12.2 million on income before taxes of $40.2 million, for an effective rate of 30.3 percent.

For the three months ended September 30, 2018, we recorded an income tax expense of $13.4 million on income before taxes of $49.0 million, for an effective rate of 27.3 percent.

For the nine months ended September 30, 2019, we recorded an income tax expense of $38.1 million on income before taxes of $101.4 million, for an effective rate of 37.6 percent. The increase in effective tax rate for the period is primarily due to the Company increasing its reserves for uncertain tax positions during the first quarter of 2019, in connection with the Brazil Tax Assessments (see Brazil Tax Assessments below) in the amount of $5.6 million, the recording of deferred state taxes on unremitted non-U.S. earnings in the amount of $0.8 million and $1.6 million of Brazilian income taxes accrued on a contingent gain resulting from a reduction of the Brazilian indirect tax base (see "Note 18. Commitments and Contingencies - Brazil Tax Credits").

For the nine months ended September 30, 2018, we recorded an income tax expense of $27.4 million on income before taxes of $99.1 million, for an effective rate of 27.6 percent. The tax expense for the nine months ended September 30, 2018 included an excess tax benefit resulting from the realization of stock-based compensation related tax deductions, the partial release of the reserve for the uncertain tax positions in connection with the Brazil Tax Assessments resulting from the expiration of the statute of limitation for the 2011 tax year, and positive impacts attributable to the Tax Cuts and Jobs Act (the "U.S. Tax Act") and foreign tax refunds. This was partially offset by the revaluation of the deferred tax assets and liabilities resulting from the decrease in the Swedish corporate tax rate.

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

Immaterial Out-of-Period Adjustment

The $5.6 million tax expense resulting from the increase in the reserve related to uncertain tax positions in connection with the Brazil Tax Assessments that was recorded in the first quarter of 2019 should properly have been recorded in 2018 when the

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Company decided to appeal an administrative decision to the judicial level. The impact of recording this out-of-period adjustment to our Consolidated Statements of Income in the three months ended March 31, 2019, is a $5.6 million increase in our income tax expense and a $5.6 million decrease to our Net Income, resulting in a Net Loss for the three months ended March 31, 2019; the Company has concluded that this amount would not have been material to its Net Income for the twelve months ended December 31, 2018, or its expected Net Income for the twelve months ended December 31, 2019. Further, the impact of the correction was not material to either our Condensed Consolidated Balance Sheets, our Condensed Consolidated Statements of Cash Flows or our Consolidated Statement of Stockholders' Equity. This amount is not expected to be paid in cash in the foreseeable future, and would only be paid in the event that we do not ultimately prevail in the case.

Brazil Tax Assessments

In connection with our May 1, 2012, acquisition of the Mead Consumer and Office Products business ("Mead C&OP"), we assumed all of the tax liabilities for the acquired foreign operations including Tilibra Produtos de Papelaria Ltda. ("Tilibra"). In December of 2012, the Federal Revenue Department of the Ministry of Finance of Brazil ("FRD") issued a tax assessment against Tilibra, challenging the tax deduction of goodwill from Tilibra's taxable income for the year 2007 (the "First Assessment"). A second assessment challenging the deduction of goodwill from Tilibra's taxable income for the years 2008, 2009 and 2010 was issued by FRD in October 2013 (the "Second Assessment" and together with the First Assessment, the "Brazil Tax Assessments"). Tilibra is disputing both of the tax assessments.

The final administrative appeal of the Second Assessment was decided against the Company in 2017. In 2018, the Company decided to appeal this decision to the judicial level. In the event we do not prevail at the judicial level, the Company will be required to pay an additional amount representing attorneys' costs and fees. Accordingly, in the first quarter of 2019, the Company recorded an additional reserve in the amount of $5.6 million reflecting the increased liability, bringing the total reserve to $27.5 million for the Second Assessment. In connection with the judicial challenge, we were required to provide security to guarantee payment of the Second Assessment, should we not prevail. The First Assessment is still being challenged through established administrative procedures.

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

Because there is no settled legal precedent on which to base a definitive opinion as to whether we will ultimately prevail, we consider the outcome of these disputes to be uncertain. Since it is not more likely than not that we will prevail, in 2012, we recorded a reserve in the amount of $44.5 million (at December 31, 2012 exchange rates) in consideration of this contingency, of which $43.3 million was recorded as an adjustment to the purchase price and which included the 2007-2012 tax years plus penalties and interest through December 2012. Included in this reserve is an assumption of penalties at 75 percent, which is the standard penalty. While there is a possibility that a penalty of 150 percent could be imposed in connection with the First Assessment, based on the facts in our case and existing precedent, we believe the likelihood of a 150 percent penalty is not more likely than not as of September 30, 2019. We will continue to actively monitor administrative and judicial court decisions and evaluate their impact, if any, on our legal assessment of the ultimate outcome of our disputes. In addition, we will continue to accrue interest related to this contingency until such time as the outcome is known or until evidence is presented that we are more likely than not to prevail. The time limit for issuing an assessment for 2011 expired in January 2018 and we did not receive an assessment; we therefore reversed $5.6 million of reserves related to 2011 in the first quarter of 2018. During the three months ended September 30, 2019 and 2018, we accrued additional interest as a charge to current income tax expense of $0.3 million and $0.3 million, respectively, and for the nine months ended September 30, 2019 and 2018, we accrued additional interest of $0.9 million and $0.9 million, respectively. At current exchange rates, our accrual through September 30, 2019, including tax, penalties and interest is $33.4 million.

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

12. Earnings per Share

Total outstanding shares as of September 30, 2019 and 2018, were 97.2 million and 102.7 million, respectively. Under our stock repurchase program, for the three and nine months ended September 30, 2019, we repurchased and retired 2.3 million and 7.0 million shares, respectively. For the three and nine months ended September 30, 2018, the shares repurchased and retired were 2.0 million and 6.0 million, respectively. For the nine months ended September 30, 2019 and 2018, we acquired 0.5 million and 0.6 million shares, respectively, related to tax withholding for share-based compensation.

The calculation of basic earnings per share of common stock is based on the weighted-average number of shares of common stock outstanding in the year, or period, over which they were outstanding. Our calculation of diluted earnings per share of common stock assumes that any shares of common stock outstanding were increased by shares that would be issued upon exercise of those stock awards for which the average market price for the period exceeds the exercise price less the shares that could have been purchased by the Company with the related proceeds, including compensation expense measured but not yet recognized.

Our weighted-average shares outstanding for the three and nine months ended September 30, 2019 and 2018 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Weighted-average number of shares of common stock outstanding - basic	97.6	103.8	100.4	105.6
Stock options	0.4	1.1	0.4	1.1
Restricted stock units	0.9	1.0	1.1	1.2
Weighted-average shares and assumed conversions - diluted	98.9	105.9	101.9	107.9

Awards of potentially dilutive shares of common stock, which have exercise prices that were higher than the average market price during the period, are not included in the computation of dilutive earnings per share as their effect would have been anti-dilutive. For the three and nine months ended September 30, 2019, the number of anti-dilutive shares was approximately 5.0 million and 4.7 million, respectively, and for the three and nine months ended September 30, 2018, the number of anti-dilutive shares was approximately 3.8 million and 3.6 million, respectively.

13. Derivative Financial Instruments

We are exposed to various market risks, including changes in foreign currency exchange rates and interest rate changes. We enter into financial instruments to manage and reduce the impact of these risks, not for trading or speculative purposes. The counterparties to these financial instruments are major financial institutions. We continually monitor our foreign currency exposures in order to maximize the overall effectiveness of our foreign currency hedge positions. Principal currencies hedged against the U.S. dollar include the Euro, Australian dollar, Canadian dollar, Swedish krona, British pound and Japanese yen. We are subject to credit risk, which relates to the ability of counterparties to meet their contractual payment obligations or the potential non-performance by counterparties to financial instrument contracts. Management continues to monitor the status of our counterparties and will take action, as appropriate, to further manage our counterparty credit risk. There are no credit contingency features in our derivative financial instruments.

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

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Forward currency contracts are used to hedge foreign denominated inventory purchases for Europe, Australia, Canada, Japan and New Zealand, and are designated as cash flow hedges. Unrealized gains and losses on these contracts are deferred in Accumulated Other Comprehensive Income ("AOCI") until the contracts are settled and the underlying hedged transactions relating to inventory purchases are recognized, at which time the deferred gains or losses will be reported in the "Cost of products sold" line in the "Consolidated Statements of Income." As of September 30, 2019 and December 31, 2018, we had cash-flow-designated foreign exchange contracts outstanding with a U.S. dollar equivalent notional value of $103.7 million and $98.7 million, respectively.

Forward currency contracts used to hedge foreign denominated intercompany loans are not designated as hedging instruments. Gains and losses on these derivative instruments are recognized within "Other (income) expense, net" in the "Consolidated Statements of Income" and are largely offset by the change in the current translated value of the hedged item. The periods of the forward foreign exchange contracts correspond to the periods of the hedged transactions, and do not extend beyond September 2020, except for one relating to intercompany loans which extends to December 2020. As of September 30, 2019 and December 31, 2018, we had undesignated foreign exchange contracts outstanding with a U.S. dollar equivalent notional value of $85.5 million and $113.3 million, respectively.

The following table summarizes the fair value of our derivative financial instruments as of September 30, 2019 and December 31, 2018:

	Fair Value of Derivative Instruments
	Derivative Assets			Derivative Liabilities
(in millions)	Balance Sheet Location	September 30, 2019	December 31, 2018	Balance Sheet Location	September 30, 2019	December 31, 2018
Derivatives designated as hedging instruments:
Foreign exchange contracts	Other current assets	$2.0	$3.3	Other current liabilities	$0.3	$0.1
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current assets	—	0.6	Other current liabilities	1.0	1.7
Foreign exchange contracts	Other non-current assets	1.5	12.7	Other non-current liabilities	1.5	12.7
Total derivatives		$3.5	$16.6		$2.8	$14.5

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The following tables summarize the pre-tax effect of our derivative financial instruments on the condensed consolidated financial statements for the three and nine months ended September 30, 2019 and 2018:

	The Effect of Derivative Instruments in Cash Flow Hedging Relationships on the Condensed Consolidated Financial Statements
	Amount of Gain (Loss) Recognized in AOCI (Effective Portion)		Location of (Gain) Loss Reclassified from AOCI to Income	Amount of (Gain) Loss Reclassified from AOCI to Income (Effective Portion)
	Three Months Ended September 30,			Three Months Ended September 30,
(in millions)	2019	2018		2019	2018
Cash flow hedges:
Foreign exchange contracts	$2.7	$(3.6)	Cost of products sold	$(0.7)	$2.6

	The Effect of Derivative Instruments in Cash Flow Hedging Relationships on the Condensed Consolidated Financial Statements
	Amount of Gain (Loss) Recognized in AOCI (Effective Portion)		Location of (Gain) Loss Reclassified from AOCI to Income	Amount of (Gain) Loss Reclassified from AOCI to Income (Effective Portion)
	Nine Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2019	2018		2019	2018
Cash flow hedges:
Foreign exchange contracts	$2.3	$(1.6)	Cost of products sold	$(3.6)	$5.5

	The Effect of Derivatives Not Designated as Hedging Instruments on the Consolidated Statements of Income
	Location of (Gain) Loss Recognized in Income on Derivatives	Amount of (Gain) Loss Recognized in Income		Amount of (Gain) Loss Recognized in Income
		Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)		2019	2018	2019	2018
Foreign exchange contracts	Other (income) expense, net	$(0.2)	$1.0	$(0.7)	$1.4

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

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

We have determined that our financial assets and liabilities described in "Note 13. Derivative Financial Instruments" are Level 2 in the fair value hierarchy. The following table sets forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2019 and December 31, 2018:

(in millions)	September 30, 2019	December 31, 2018
Assets:
Forward currency contracts	$3.5	$16.6
Liabilities:
Forward currency contracts	$2.8	$14.5

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

The fair values of cash and cash equivalents, notes payable to banks, accounts receivable and accounts payable approximate carrying amounts due principally to their short maturities. The carrying amount of total debt was $923.5 million and $888.0 million and the estimated fair value of total debt was $936.1 million and $848.6 million at September 30, 2019 and December 31, 2018, respectively. The fair values are determined from quoted market prices, where available, and from investment bankers using current interest rates considering credit ratings and the remaining time to maturity.

15. Accumulated Other Comprehensive Income (Loss)

Accumulated Other Comprehensive Income (Loss) is defined as net (loss) income and other changes in stockholders’ equity from transactions and other events from sources other than stockholders. The components of, and changes in, accumulated other comprehensive income (loss), net of tax were as follows:

(in millions)	Derivative Financial Instruments	Foreign Currency Adjustments	Unrecognized Pension and Other Post-retirement Benefit Costs	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2018	$2.1	$(299.2)	$(164.6)	$(461.7)
Other comprehensive loss before reclassifications, net of tax	1.4	(22.4)	3.2	(17.8)
Amounts reclassified from accumulated other comprehensive (loss) income, net of tax	(2.3)	—	3.4	1.1
Balance at September 30, 2019	$1.2	$(321.6)	$(158.0)	$(478.4)

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The reclassifications out of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
(in millions)	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Location on Income Statement
Details about Accumulated Other Comprehensive Income Components
Gain (loss) on cash flow hedges:
Foreign exchange contracts	$0.7	$(2.6)	$3.6	$(5.5)	Cost of products sold
Tax (expense) benefit	(0.4)	0.8	(1.3)	1.6	Income tax expense
Net of tax	$0.3	$(1.8)	$2.3	$(3.9)
Defined benefit plan items:
Amortization of actuarial loss	$(1.4)	$(1.4)	$(3.9)	$(4.3)	(1)
Amortization of prior service cost	(0.2)	(0.1)	(0.4)	(0.3)	(1)
Total before tax	(1.6)	(1.5)	(4.3)	(4.6)
Tax benefit	0.5	0.4	0.9	1.1	Income tax expense
Net of tax	$(1.1)	$(1.1)	$(3.4)	$(3.5)

Total reclassifications for the period, net of tax	$(0.8)	$(2.9)	$(1.1)	$(7.4)

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

Service or Extended Maintenance Agreements ("EMAs") As of December 31, 2018, there was $5.0 million of unearned revenue associated with outstanding EMAs, primarily reported in "Other current liabilities." During the three and nine months ended September 30, 2019, $0.8 million and $3.7 million, respectively, of the unearned revenue was recognized. As of September 30, 2019, the amount of unearned revenue was $4.8 million. We expect to recognize approximately $4.2 million of the unearned amount in the next 12 months and $0.6 million in periods beyond the next 12 months.

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The following tables present our net sales disaggregated by regional geography(1), based upon our reporting business segments and our net sales disaggregated by the timing of revenue recognition for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
United States	$235.8	$227.6	$646.4	$617.7
Canada	36.6	35.8	94.3	94.1
ACCO Brands North America	272.4	263.4	740.7	711.8

ACCO Brands EMEA(2)	133.1	143.1	407.9	438.1

Australia/N.Z.	37.1	41.4	100.7	118.8
Latin America	52.1	47.6	134.8	106.7
Asia-Pacific	11.0	11.8	34.2	36.5
ACCO Brands International	100.2	100.8	269.7	262.0
Net sales	$505.7	$507.3	$1,418.3	$1,411.9

(1) Net sales are attributed to geographic areas based on the location of the selling subsidiaries.
(2) ACCO Brands EMEA is comprised largely of Europe, but also includes export sales to the Middle East and Africa.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Product and services transferred at a point in time	$489.8	$493.3	$1,370.4	$1,372.0
Product and services transferred over time	15.9	14.0	47.9	39.9
Net sales	$505.7	$507.3	$1,418.3	$1,411.9

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

ACCO Brands International

The ACCO Brands International segment is comprised of Australia/N.Z., Latin America and Asia-Pacific where the Company is a leading branded supplier of consumer and business products under brands such as Artline®, Barrilito®, Foroni®, GBC®, Kensington®, Marbig®, Quartet®, Rexel®, Tilibra®, and Wilson Jones®, among others. The ACCO Brands International segment designs, sources or manufactures and distributes school notebooks, calendars, whiteboards, storage and organization products (such as three-ring binders, sheet protectors and indexes), stapling, punching, laminating, binding and shredding products, writing instruments, and janitorial supplies, among others, which are primarily used in schools, businesses and homes. The majority of revenue in this segment is related to consumer products and is associated with the "back-to-school" season and year-end calendar purchases. We expect sales of consumer products to become an increasingly greater percentage of our revenue as demand for consumer products is faster growing than most business-related products.

Net sales by business segment for the three and nine months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
ACCO Brands North America	$272.4	$263.4	$740.7	$711.8
ACCO Brands EMEA	133.1	143.1	407.9	438.1
ACCO Brands International	100.2	100.8	269.7	262.0
Net sales	$505.7	$507.3	$1,418.3	$1,411.9

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Operating income by business segment for the three and nine months ended September 30, 2019 and 2018 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
ACCO Brands North America	$33.7	$33.7	$101.1	$88.1
ACCO Brands EMEA	13.8	14.6	37.1	37.1
ACCO Brands International	10.8	16.1	20.5	25.2
Segment operating income	58.3	64.4	158.7	150.4
Corporate	(9.5)	(6.9)	(30.6)	(29.4)
Operating income(1)	48.8	57.5	128.1	121.0
Interest expense	11.5	11.6	33.6	30.9
Interest income	(0.7)	(1.1)	(2.9)	(3.5)
Non-operating pension income	(1.3)	(2.6)	(4.1)	(7.1)
Other (income) expense, net	(0.9)	0.6	0.1	1.6
Income before income tax	$40.2	$49.0	$101.4	$99.1

(1)
Operating income as presented in the segment table above is defined as i) net sales; ii) less cost of products sold; iii) less selling, general and administrative expenses; iv) less amortization of intangibles; and v) less restructuring charges.

18. Commitments and Contingencies

Pending Litigation - Brazil Tax Assessments

In connection with our May 1, 2012, acquisition of the Mead C&OP business, we assumed all of the tax liabilities for the acquired foreign operations including Tilibra Produtos de Papelaria Ltda. ("Tilibra"). For further information, see "Note 11. Income Taxes - Brazil Tax Assessments" for details on tax assessments issued by the FRD against Tilibra challenging the tax deduction of goodwill from Tilibra's taxable income for the years 2007 through 2010. If the FRD's initial position is ultimately sustained, payment of the amount assessed would materially and adversely affect our cash flow in the year of settlement.

Brazil Tax Credits

In March 2017, the Supreme Court of Brazil ruled against the Brazilian tax authority in a leading case related to the computation of certain indirect taxes. The Supreme Court ruled that the indirect tax base should not include a value-added tax known as "ICMS." The Supreme Court decision, in principle, affects all applicable judicial proceedings in progress, and reduces future indirect taxes on our Brazilian subsidiary, Tilibra. However, the Brazilian tax authority has filed an appeal seeking clarification of certain matters, including the amount by which taxpayers would be entitled to reduce their indirect tax base (i.e. the gross ICMS collected or the net ICMS paid). The appeal also requests a modulation of the decision’s effects, which may limit its retrospective impact on taxpayers, including Tilibra.

Tilibra has paid and continues to pay these indirect taxes on a tax base which includes the gross ICMS collected. It has also filed legal actions in Brazil to request reimbursement of these excess tax payments by way of future credits ("Tax Credits") and for permission to exclude the gross ICMS collected from the tax base in future periods. Tilibra’s legal actions cover various time periods and some have been finally decided in a court of law in favor of Tilibra while others are still pending a final decision.

Due to the uncertainties associated with the scope of the application of the Brazilian Supreme Court’s ruling, taking into account the Brazilian tax authority’s appeal and request for modulation, the Company is treating the potential recovery resulting from the Tax Credits as a contingent gain and intends to record as income only the amount of Tax Credits actually realized in the periods monetized. As such, the Company will recognize income when Tilibra receives a cash flow benefit from applying the Tax Credits against various taxes payable in Brazil. The benefit of the Tax Credits realized by the Company will be recorded in the Consolidated Statements of Income in the line item "Other (income) expense, net."

Tilibra has Tax Credits in the amount of $4.3 million which it reasonably expects to offset against Brazilian taxes in the fourth quarter of 2019. This represents the amount of Tax Credits for the periods for which Tilibra has received favorable final

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

court decisions and assumes that only the net amount of ICMS paid can be excluded from the tax base. The value of these Tax Credits was recorded as a gain in Tilibra’s local statutory accounts during the third quarter of 2019, resulting in Brazilian federal taxes payable of approximately $1.6 million.

Final decisions in the remaining legal actions Tilibra has filed may result in additional Tax Credits that could be monetized in future periods. Further, a favorable decision in the leading case by the Brazilian Supreme Court on the methodology to compute the Tax Credits (i.e. gross ICMS collected) would result in additional Tax Credits being available to Tilibra. The amount of these additional Tax Credits may be material.

Foroni has also filed legal actions in Brazil, which seek to recover these excess indirect tax payments made prior to the acquisition by Tilibra. The Company also intends to recognize income for Tax Credits from Foroni when Foroni receives a cash flow benefit from applying such Tax Credits against various taxes payable in Brazil. Any net cash benefit recognized as a result of Tax Credits arising from periods prior to August 1, 2019, must be remitted to the former owners of Foroni in accordance with the terms of the quota purchase agreement.

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

It is the opinion of management that, other than the Brazil Tax Assessments, the ultimate resolution of currently outstanding matters will not have a material adverse effect on our financial condition, results of operations or cash flow. However, there is no assurance that we will ultimately be successful in our defense of any of these matters or that an adverse outcome in any matter will not affect our results of operations, financial condition or cash flow. Further, future claims, lawsuits and legal proceedings could materially and adversely affect our business, reputation, results of operations and financial condition.

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

19. Subsequent Events

Dividends

On October 29, 2019, the Company's Board of Directors declared a quarterly cash dividend of 6.5¢ cent per share on its common stock, representing an increase of 8.3 percent from 6.0¢ cent in the prior quarter. The dividend is payable on December 18, 2019 to stockholders of record as of the close of business on November 29, 2019. The declaration and payment of future dividends will be at the discretion of the Board of Directors and will be dependent upon, among other things, the Company's financial position, results of operations, cash flows, debt covenant compliance, anticipated liquidity needs, and other factors.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three and nine months ended September 30, 2019 and 2018 should be read in conjunction with the unaudited condensed consolidated financial statements of ACCO Brands Corporation and the accompanying notes contained therein.

Overview of the Company

ACCO Brands is a designer, marketer and manufacturer of recognized consumer and other end-user demanded brands used in businesses, schools, and homes. Our widely known brands include AT-A-GLANCE®, Barrilito®, Derwent®, Esselte®, Five Star®, Foroni®, GBC®, Hilroy®, Kensington®, Leitz®, Marbig®, Mead®, NOBO®, Quartet®, Rapid®, Rexel®, Swingline®, Tilibra® and Wilson Jones®. More than 75 percent of our net sales come from brands that occupy the No. 1 or No. 2 position in the select product categories in which we compete. We distribute our products through a wide variety of retail and commercial channels to ensure that our products are readily and conveniently available for purchase by consumers and other end-users, wherever they prefer to shop. These channels include mass retailers, e-tailers, discount, drug/grocery and variety chains; warehouse clubs; hardware and specialty stores; independent office product dealers; office superstores; wholesalers; and contract stationers. Our products are sold primarily in the U.S., Europe, Australia, Canada, Brazil and Mexico. For the year ended December 31, 2018, approximately 42 percent of our net sales were in the U.S.; down from 45 percent in 2017. This decrease was primarily the result of the Esselte and GOBA acquisitions, which further expanded our international business.

Our strategy is to grow our global portfolio of consumer brands, increase our presence in faster growing geographies and channels and diversify our customer base. We plan to supplement organic growth globally with strategic acquisitions in both existing and adjacent product categories. We continue to focus on strong free cash flow, as well as leveraging our cost structure through synergies and productivity savings to drive long-term profit improvement.

In furtherance of our strategy, we have transformed our business by acquiring companies with consumer and other end-user demanded brands, and by continuing to diversify our distribution channels. In 2012, we acquired the Mead Consumer and Office Products business. That acquisition substantially increased our presence in North America and Brazil in school and calendar products with well-known consumer brands. In 2016, we purchased the remaining equity interest in Pelikan Artline from our joint venture partner. That purchase enhanced our competitive position in school and business products in Australia and New Zealand and added new categories, including writing instruments and janitorial supplies. In early 2017, we acquired Esselte Group Holdings AB ("Esselte"), which more than doubled our presence in Europe. The purchase of Esselte added several iconic business brands, a significant base of independent dealer customers, and a new product category of do-it-yourself hardware tools. In 2018, we completed the acquisition of GOBA Internacional, S.A. de C.V. in Mexico to extend our presence into new categories. Recently, we completed the acquisition of Indústria Gráfica Foroni Ltda. in Brazil, which expanded our market-leading presence. Together these acquisitions have meaningfully expanded our portfolio of well-known end-user demanded brands; enhanced our competitive position from both a product and channel perspective, and added scale to our operations. Today ACCO Brands is a global enterprise focused on developing innovative branded consumer products for use in businesses, schools and homes.

We believe our leading product category positions provide the scale to enable us to invest in marketing and product innovation to drive profitable growth. Over the long term, we expect to derive much of our growth from faster-growing geographies such as Latin America and parts of Asia, the Middle East and Eastern Europe. These areas exhibit a growing demand for our product categories. In all of our markets, we see opportunities for sales growth through share gains, channel expansion and innovative products.

Acquisitions

Indústria Gráfica Foroni Ltda Acquisition

Effective August 1, 2019, we completed the acquisition (the "Foroni Acquisition") of Indústria Gráfica Foroni Ltda. ("Foroni"), a leading provider of Foroni® branded notebooks and paper-based school and office products in Brazil. The preliminary purchase price was $42.1 million, and is subject to working capital and other adjustments. The Foroni Acquisition advances our strategy to expand in faster growing geographies and product categories, add consumer-centric brands and diversify our customer base. The results of Foroni are included in the ACCO Brands International segment from August 1, 2019.

The results for the three and nine months ended September 30, 2019, include the results of Foroni for two months.

GOBA Internacional, S.A. de C.V. Acquisition

On July 2, 2018, we completed the acquisition (the "GOBA Acquisition") of GOBA Internacional, S.A. de C.V. ("GOBA"), a leading provider of Barrilito® branded school and craft products in Mexico. The purchase price was $37.2 million, net of cash acquired, and working capital and other adjustments. The GOBA Acquisition has increased the breadth and depth of our distribution throughout Mexico, especially with wholesalers and retailers and added a strong offering of school and craft products to our product portfolio in Mexico. The results of GOBA are included in the ACCO Brands International segment from July 2, 2018.

The nine months ended September 30, 2019, include the results of GOBA in all months, while only three months are included in the nine months ended September 30, 2018.

For further information on the Foroni and GOBA acquisitions, see "Note 3. Acquisitions" to the condensed consolidated financial statements contained in Item 1. of this report.

Foreign Exchange Rates

The quarterly and year-to-date average foreign exchange rates have declined relative to the prior-year period for most of our major currencies relative to the U.S. dollar as detailed below:

	2019 3rd QTR Average Versus 2018 3rd QTR Average	2019 YTD Average Versus 2018 YTD Average
Currency	Increase/(Decline)	Increase/(Decline)
Euro	(4)%	(6)%
Australian dollar	(6)%	(8)%
Canadian dollar	(1)%	(3)%
Brazilian real	—%	(8)%
Swedish krona	(7)%	(9)%
British pound	(5)%	(6)%
Mexican peso	(2)%	(1)%
Japanese yen	3%	1%

Overview of Performance

For the three months ended September 30, 2019, net sales declined slightly due to negative foreign exchange of $9.7 million. The acquisition of Foroni contributed $5.7 million in net sales. Comparable net sales, excluding foreign exchange and Foroni were up 0.5 percent with strong sales in North America, partially offset by weakness in EMEA and International. Operating income declined 15.1 percent, primarily due to lower gross margins in our EMEA and International segments and higher SG&A expenses. Foreign exchange further negatively impacted our operating income by $1.1 million.

Operating cash flow for the three months ended September 30, 2019, was $190.8 million, which was significantly higher than last year's operating cash flow of $91.2 million. The $99.6 million year-over-year improvement was due to front loading of payments in the first quarter of 2019 for inventory purchased in the fourth quarter of 2018 to secure supply and partially mitigate the impact of anticipated tariffs. This inventory was consumed during the third quarter and inventory levels are now at a seasonal normal, although reflecting inflation. As a result, payments for inventory in the third quarter were significantly less than a year ago.

Operating cash flow for the nine months ended September 30, 2019 of $75.1 million decreased $9.6 million compared with last year, primarily due to higher income tax payments in 2019.

With the high operating cash flow in the quarter we repaid $174 million of our seasonal borrowings in the three months ended September 30, 2019.
Consolidated Results of Operations for the Three Months Ended September 30, 2019 and September 30, 2018

	Three Months Ended September 30,		Amount of Change
(in millions, except per share data)	2019	2018	$	%/pts
Net sales	$505.7	$507.3	$(1.6)	(0.3)%
Cost of products sold	349.8	346.5	3.3	1.0%
Gross profit	155.9	160.8	(4.9)	(3.0)%
Gross profit margin	30.8%	31.7%		(0.9)	pts
Selling, general and administrative expenses	96.4	92.8	3.6	3.9%
Amortization of intangibles	8.6	9.4	(0.8)	(8.5)%
Restructuring charges	2.1	1.1	1.0	90.9%
Operating income	48.8	57.5	(8.7)	(15.1)%
Operating income margin	9.6%	11.3%		(1.7)	pts
Interest expense	11.5	11.6	(0.1)	(0.9)%
Interest income	(0.7)	(1.1)	(0.4)	(36.4)%
Non-operating pension income	(1.3)	(2.6)	(1.3)	(50.0)%
Other (income) expense, net	(0.9)	0.6	1.5	NM
Income tax expense	12.2	13.4	(1.2)	(9.0)%
Effective tax rate	30.3%	27.3%		3.0	pts
Net income	28.0	35.6	(7.6)	(21.3)%
Weighted average number of diluted shares outstanding:	98.9	105.9	(7.0)	(6.6)%
Diluted income per share	$0.28	$0.34	$(0.06)	(17.6)%

Net Sales

Net sales of $505.7 million decreased $1.6 million, or 0.3 percent, from $507.3 million last year. The decrease reflected negative foreign exchange of $9.7 million, or 1.9 percent, partially offset by $5.7 million, or 1.1 percent, in net sales from Foroni. Excluding net sales from Foroni and foreign exchange, comparable net sales increased $2.4 million, or 0.5 percent, as higher back-to-school sales in the North America segment were partially offset by declines in the EMEA and International segments.

Cost of Products Sold

Cost of products sold includes all manufacturing, product sourcing and distribution costs, including depreciation related to assets used in manufacturing; procurement and distribution process; allocation of certain information technology costs supporting those processes; inbound and outbound freight; shipping and handling costs; purchasing costs associated with materials and packaging used in the production processes; and inventory valuation adjustments.

Cost of products sold was $349.8 million, up $3.3 million, or 1.0 percent, from $346.5 million. Foreign exchange reduced cost of products sold $6.5 million, or 1.9 percent. Foroni added $4.2 million, or 1.2 percent. Excluding Foroni and foreign exchange, cost of products sold rose primarily because of inflationary cost increases, including tariffs.

Gross Profit

We believe that gross profit and gross profit margin provide enhanced shareholder understanding of our underlying operating profit drivers. Gross profit was $155.9 million, down $4.9 million, or 3.0 percent, from $160.8 million last year. Foroni contributed $1.5 million, or 0.9 percent, while foreign exchange reduced gross profit $3.2 million, or 2.0 percent. Excluding Foroni and foreign exchange, gross profit and gross profit margin decreased primarily due to unfavorable product mix and lower cost absorption as we reduced inventory.

Gross profit as a percent of net sales decreased to 30.8 percent from 31.7 percent for the reasons noted above.

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

SG&A of $96.4 million increased $3.6 million, or 3.9 percent, from $92.8 million. Foroni added $1.2 million, or 1.3 percent. Foreign exchange reduced SG&A $1.7 million, or 1.8 percent. The prior-year period included $0.9 million of integration costs primarily related to Esselte. The current-year period included $1.4 million of transaction and integration costs primarily related to the Foroni Acquisition. Excluding Foroni, transaction and integration costs, and foreign exchange, SG&A increased primarily due to higher management incentive compensation expenses. SG&A as a percentage of net sales increased to 19.1 percent from 18.3 percent.

Operating Income

Operating income was $48.8 million, down $8.7 million, or 15.1 percent, from $57.5 million last year. Foreign exchange reduced operating income $1.1 million, or 1.9 percent. Foroni contributed $0.2 million, or 0.3 percent. Excluding Foroni, transaction and integration costs, restructuring charges, and foreign exchange, operating income decreased due to lower gross profit and higher SG&A expenses.

Interest Expense, Non-Operating Pension Income and Other (Income) Expense, Net

Interest expense of $11.5 million decreased $0.1 million, or 0.9 percent, from $11.6 million last year. Higher average debt outstanding and higher interest rates on our variable rate debt was offset by lower hedging cost on our intercompany loans.

Non-operating pension income of $1.3 million decreased $1.3 million, or 50.0 percent, from $2.6 million last year. The decrease was due to lower expected rates of return on plan assets in our foreign plans.

Other (income) expense, net was income of $0.9 million compared to expense of $0.6 million in the same period last year. The increase in income was due to a gain from the release of reserves no longer required for certain operating taxes related to a pre-acquisition period for GOBA and lower foreign exchange losses this year.

Income Tax Expense

Income tax expense was $12.2 million on income before taxes of $40.2 million, or an effective tax rate of 30.3 percent. Last year income tax expense was $13.4 million on income before taxes of $49.0 million, or an effective tax rate of 27.3 percent. The higher effective tax rate this year was primarily due to $1.6 million in Brazilian income taxes accrued on a contingent gain related to the Brazil Tax Credits.

See "Note 18. Commitments and Contingencies - Brazil Tax Credits" to the condensed consolidated financial statements contained in Item 1. of this report for additional details on the Brazil Tax Credits.

Net Income/Diluted Income per Share

Net income was $28.0 million, down $7.6 million, or 21.3 percent, from $35.6 million last year. Foreign exchange reduced net income $0.7 million, or 2.0 percent. Diluted income per share was $0.28 compared with $0.34 last year. Excluding Foroni, transaction and integration costs, restructuring charges, and foreign exchange, net income decreased due to lower gross profit and higher SG&A expenses. Diluted income per share benefited from fewer outstanding shares.

Segment Net Sales and Operating Income for the Three Months Ended September 30, 2019 and September 30, 2018

	Three Months Ended September 30, 2019			Amount of Change Compared to the Three Months Ended September 30, 2018
	Net Sales	Segment Operating Income (A)	Segment Operating Income Margin	Net Sales	Net Sales	Segment Operating Income (A)	Segment Operating Income	Margin Points

(in millions)				$	%	$	%
ACCO Brands North America	$272.4	$33.7	12.4%	$9.0	3.4%	$—	—%	(40)
ACCO Brands EMEA	133.1	13.8	10.4%	(10.0)	(7.0)%	(0.8)	(5.5)%	20
ACCO Brands International	100.2	10.8	10.8%	(0.6)	(0.6)%	(5.3)	(32.9)%	(520)
Total	$505.7	$58.3		$(1.6)		$(6.1)

	Three Months Ended September 30, 2018
	Net Sales	Segment Operating Income (A)	Segment Operating Income Margin

(in millions)
ACCO Brands North America	$263.4	$33.7	12.8%
ACCO Brands EMEA	143.1	14.6	10.2%
ACCO Brands International	100.8	16.1	16.0%
Total	$507.3	$64.4

(A) Segment operating income excludes corporate costs. See "Part I, Item 1. Note 17. Information on Business Segments," for a reconciliation of total "Segment operating income" to "Income before income tax."

ACCO Brands North America

Net sales were $272.4 million, up $9.0 million, or 3.4 percent, from $263.4 million last year. Unfavorable foreign exchange reduced net sales $0.2 million, or 0.1 percent. Excluding foreign exchange, comparable net sales increased 3.5 percent, largely due to strong back-to-school sales. Net sales benefited from price increases, including on back-to-school items that were partially offset by lower volume.

Operating income was $33.7 million, flat with last year. Operating income margin decreased to 12.4 percent from 12.8 percent. The margin decrease was a result of an unfavorable product mix, lower cost absorption from reducing inventory, higher management incentive compensation expenses and higher restructuring charges.

Tariffs on finished goods we import from China increased in May 2019. This negatively impacted our cost of products sold in the third quarter of 2019. We raised prices in August to offset the impact of these increased tariffs. Additional tariffs became effective in September 2019, which will negatively impact our cost of products sold during the fourth quarter and beyond. An additional tariff rate increase is currently expected to take effect in December 2019. We intend to continue to increase our sales prices to recover any increased costs from tariffs, which may result in a decrease in sales volume. In such circumstances, the impact of increased tariffs on cash flow and cost of products sold is likely to occur before we see the benefit of our price increases because of our contractual obligations to provide our customers with advance notice of price increases.

ACCO Brands EMEA

Net sales were $133.1 million, down $10.0 million, or 7.0 percent, from $143.1 million last year. The decrease was primarily due to foreign exchange, which reduced net sales $6.7 million, or 4.7 percent. Excluding foreign exchange, comparable net sales decreased 2.3 percent, primarily due to reduced demand from customers in a slowing economic environment.

Operating income was $13.8 million, down $0.8 million, or 5.5 percent, from $14.6 million last year, but operating income margin increased slightly to 10.4 percent from 10.2 percent. Foreign exchange reduced operating income $0.7 million, or 4.8 percent. The current-year period included only $0.1 million of restructuring charges, while the same period last year included $2.2 million of restructuring charges and integration costs primarily related to Esselte. Excluding foreign exchange, restructuring charges and integration costs, operating income decreased as lower comparable net sales and higher input costs were only partially offset by lower management incentive compensation expenses.

ACCO Brands International

Net sales were $100.2 million, down $0.6 million, or 0.6 percent, from $100.8 million last year. Foroni contributed net sales of $5.7 million, or 5.7 percent. Unfavorable foreign exchange reduced net sales $2.8 million, or 2.8 percent. Excluding Foroni and foreign exchange, comparable net sales decreased 3.5 percent. The decline was mainly due to lost placements in Australia and lower back-to-school sales in Mexico, and lower sales in Asia as a result of exiting our commodity filing business, partially offset by growth in Brazil.

Operating income was $10.8 million, down $5.3 million, or 32.9 percent, from $16.1 million last year. Operating income included $0.2 million from Foroni. Foreign exchange reduced operating income $0.4 million, or 2.5 percent. Operating margin decreased to 10.8 percent from 16.0 percent. Excluding Foroni and foreign exchange, operating income decreased primarily due to lower gross profit margin driven by inflationary cost increases and expenses related to our commodity filing business exit in Asia.

Consolidated Results of Operations for the Nine Months Ended September 30, 2019 and September 30, 2018

	Nine Months Ended September 30,		Amount of Change
(in millions, except per share data)	2019	2018	$	%/pts
Net sales	$1,418.3	$1,411.9	$6.4	0.5%
Cost of products sold	970.8	961.2	9.6	1.0%
Gross profit	447.5	450.7	(3.2)	(0.7)%
Gross profit margin	31.6%	31.9%		(0.3)	pts
Selling, general and administrative expenses	287.8	294.6	(6.8)	(2.3)%
Amortization of intangibles	26.8	27.2	(0.4)	(1.5)%
Restructuring charges	4.8	7.9	(3.1)	(39.2)%
Operating income	128.1	121.0	7.1	5.9%
Operating income margin	9.0%	8.6%		0.4	pts
Interest expense	33.6	30.9	2.7	8.7%
Interest income	(2.9)	(3.5)	(0.6)	(17.1)%
Non-operating pension income	(4.1)	(7.1)	(3.0)	(42.3)%
Other expense, net	0.1	1.6	(1.5)	(93.8)%
Income tax expense	38.1	27.4	10.7	39.1%
Effective tax rate	37.6%	27.6%		10.0	pts
Net income	63.3	71.7	(8.4)	(11.7)%
Weighted average number of diluted shares outstanding:	101.9	107.9	(6.0)	(5.6)%
Diluted income per share	$0.62	$0.66	$(0.04)	(6.1)%

Net Sales

Net sales were $1,418.3 million, up $6.4 million, or 0.5 percent, from $1,411.9 million last year. Unfavorable foreign exchange reduced net sales $45.4 million, or 3.2 percent. Net sales benefited from the additional six months for GOBA and two months for Foroni that contributed $23.7 million and $5.7 million, respectively, or a total of 2.1 percent. Excluding foreign exchange and net sales from GOBA and Foroni, comparable net sales increased $22.4 million, or 1.6 percent, as growth in the North America segment was partially offset by declines, primarily in the International segment.

Cost of Products Sold

Cost of products sold was $970.8 million, up $9.6 million, or 1.0 percent, from $961.2 million last year. GOBA and Foroni added $19.8 million, or 2.1 percent. Foreign exchange reduced cost of products sold $30.9 million, or 3.2 percent. Excluding GOBA, Foroni, and foreign exchange, cost of products sold increased due to cost increases, primarily in North America from inflationary cost increases and tariffs, partially offset by productivity and cost savings.

Gross Profit

Gross profit was $447.5 million, down $3.2 million, or 0.7 percent, from $450.7 million last year. GOBA and Foroni contributed $9.6 million, or 2.1 percent. Foreign exchange reduced gross profit $14.5 million, or 3.2 percent, in 2019. Excluding GOBA, Foroni, and foreign exchange, gross profit increased, primarily from higher net sales in the North America segment.

Gross profit as a percent of net sales decreased to 31.6 percent from 31.9 percent. Excluding the acquisitions and foreign exchange, gross profit margin declined in both the EMEA and International segments.

Selling, General and Administrative Expenses

SG&A was $287.8 million, down $6.8 million, or 2.3 percent, from $294.6 million last year. GOBA and Foroni contributed $4.5 million, or 1.5 percent. Foreign exchange reduced SG&A $9.1 million, or 3.1 percent. The current year includes $1.9 million of transaction and integration costs related to the Foroni, Cumberland asset and GOBA acquisitions. The prior-year period included $4.4 million in integration costs related primarily to Esselte. Excluding GOBA, Foroni, transaction and integration costs, and foreign exchange, SG&A was flat.

SG&A as a percentage of net sales decreased to 20.3 percent from 20.9 percent last year, primarily due to higher net sales.

Restructuring Charges

Restructuring charges were $4.8 million, down $3.1 million from $7.9 million last year. The current-year charges related to severance costs associated with cost reduction initiatives in the operating structure of our North America and International segments. The prior-year charges primarily related to Esselte integration activities, and changes in the operating structure of the North America segment.

Operating Income

Operating income was $128.1 million, up $7.1 million, or 5.9 percent, from $121.0 million last year. GOBA and Foroni contributed $4.2 million, or 3.5 percent. Foreign exchange reduced operating income $4.1 million, or 3.4 percent. Excluding GOBA and Foroni, restructuring charges, transaction and integration costs, and foreign exchange, operating income increased primarily due to higher net sales in North America and productivity and cost savings, which more than offset net sales declines in the International segment, as well as unfavorable product mix.

Interest Expense and Non-Operating Pension Income

Interest expense was $33.6 million, up $2.7 million, or 8.7 percent, from $30.9 million last year. The increase was primarily due to higher average debt outstanding and higher interest rates on our variable rate debt.

Non-operating pension income was $4.1 million, down $3.0 million, or 42.3 percent, from $7.1 million in 2018. The decrease was due to lower expected rates of return on plan assets in our foreign plans.

Income Tax Expense

Income tax expense was $38.1 million on income before taxes of $101.4 million, or an effective tax rate of 37.6 percent. The high effective tax rate was due to recording additional reserves for uncertain tax positions related to the Brazil Tax Assessments ($5.6 million), the recording of deferred state taxes on unremitted non-U.S. earnings ($0.8 million) and the recording of reserves related to various tax contingencies, and additional taxes of $1.6 million in Brazilian income taxes accrued on a contingent gain related to the Brazil Tax Credits.

The increase of $5.6 million in the reserve related to uncertain tax positions in connection with the Brazil Tax Assessments was recorded in the first quarter of 2019, although the increase should have been recorded in 2018 when we decided to appeal an administrative decision to the judicial level.

For the prior year, income tax expense was $27.4 million on income before taxes of $99.1 million, or an effective tax rate of 27.6 percent. The low effective tax rate was primarily due to a $5.6 million benefit resulting from the partial release of the reserve for the Brazil Tax Assessments due to the expiration of the statute of limitations for the 2011 tax year.

See "Note 11. Income Taxes - Brazil Tax Assessments" to the condensed consolidated financial statements contained in Item 1. of this report for additional details on the Brazil Tax Assessments. See "Note 18. Commitments and Contingencies - Brazil Tax Credits" to the condensed consolidated financial statements contained in Item 1. of this report for additional details on the Brazil Tax Credits.

Net Income/Diluted Income per Share

Net income was $63.3 million down $8.4 million, or 11.7 percent, from $71.7 million last year. Foreign exchange reduced net income $2.0 million, or 2.8 percent. Diluted income per share was $0.62, compared with $0.66 last year. Excluding GOBA, Foroni, restructuring charges, transaction and integration costs, and foreign exchange, net income decreased primarily due to higher income tax and interest expense, partially offset by higher operating income. Diluted income per share benefited from fewer outstanding shares.

Segment Net Sales and Operating Income for the Nine Months Ended September 30, 2019 and September 30, 2018

	Nine Months Ended September 30, 2019			Amount of Change Compared to the Nine Months Ended September 30, 2018
	Net Sales	Segment Operating Income (A)	Segment Operating Income Margin	Net Sales	Net Sales	Segment Operating Income (A)	Segment Operating Income	Margin Points

(in millions)				$	%	$	%
ACCO Brands North America	$740.7	$101.1	13.6%	$28.9	4.1%	$13.0	14.8%	120
ACCO Brands EMEA	407.9	37.1	9.1%	(30.2)	(6.9)%	—	—%	60
ACCO Brands International	269.7	20.5	7.6%	7.7	2.9%	(4.7)	(18.7)%	(200)
Total	$1,418.3	$158.7		$6.4		$8.3

	Nine Months Ended September 30, 2018
	Net Sales	Segment Operating Income (A)	Segment Operating Income Margin

(in millions)
ACCO Brands North America	$711.8	$88.1	12.4%
ACCO Brands EMEA	438.1	37.1	8.5%
ACCO Brands International	262.0	25.2	9.6%
Total	$1,411.9	$150.4
(A) Segment operating income excludes corporate costs. See "Part I, Item 1. Note 17. Information on Business Segments," for a reconciliation of total "Segment operating income" to "Income before income tax."

ACCO Brands North America

Net sales were $740.7 million, up $28.9 million, or 4.1 percent, from $711.8 million last year. Unfavorable foreign exchange reduced net sales $2.5 million, or 0.4 percent. Excluding foreign exchange, comparable net sales increased 4.5 percent, largely due to a strong back-to-school season, benefit from price increases, including on back-to-school items that were partially offset by volume declines, including lost placements.

Operating income was $101.1 million, up $13.0 million, or 14.8 percent, from $88.1 million last year. Operating income margin increased to 13.6 percent from 12.4 percent. Operating income and margin increased because of higher net sales, and productivity and cost savings.

ACCO Brands EMEA

Net sales were $407.9 million, down $30.2 million, or 6.9 percent, from $438.1 million last year due to foreign exchange, which reduced net sales $29.1 million, or 6.6 percent. Excluding foreign exchange, comparable net sales decreased 0.3 percent.

Operating income was $37.1 million, even with last year. Foreign exchange reduced operating income $2.8 million, or 7.5 percent. Operating income margin increased to 9.1 percent from 8.5 percent. Excluding foreign exchange, operating income increased primarily due to $7.0 million in lower restructuring charges and integration costs, and savings from those prior year actions, partially offset by lower net sales.

ACCO Brands International

Net sales were $269.7 million, up $7.7 million, or 2.9 percent, from $262.0 million last year. The GOBA and Foroni acquisitions contributed net sales of $23.7 million and $5.7 million, respectively, or a total of 11.2 percent. Unfavorable foreign exchange reduced net sales $13.8 million, or 5.3 percent. Excluding GOBA, Foroni and foreign exchange, comparable net sales decreased 3.0 percent primarily due to lower demand, including lost placements in Australia. In our other territories, comparable net sales grew in Brazil, were flat in Mexico, and declined in Asia as we exited our commodity filing business.

Operating income was $20.5 million, down $4.7 million, or 18.7 percent, from $25.2 million last year. GOBA and Foroni contributed $4.2 million, or 16.7 percent. Foreign exchange reduced operating income $1.0 million, or 4.0 percent. Operating income margin decreased to 7.6 percent from 9.6 percent. Excluding GOBA, Foroni and foreign exchange, operating income decreased primarily due to lower comparable net sales, and lower gross profit margin driven by unfavorable product mix and foreign-exchange-related-inflation. In addition, the segment was impacted by higher restructuring charges, as well as expenses associated with our commodity filing business exit in Asia.

SUPPLEMENTAL NON-GAAP FINANCIAL MEASURE

To supplement our consolidated financial statements presented in accordance with generally accepted accounting principles in the U.S. ("GAAP"), we provide investors with the non-GAAP financial measurement entitled "comparable net sales."

We provide the comparable net sales measurement to facilitate comparisons of our historical sales results as well as to highlight the underlying sales trends in our business. We use comparable net sales in the internal evaluation and management of our business. We believe this measure provides management and investors with a more complete understanding of our underlying sales results and trends, and enhances the overall understanding of our past sales performance and our prospects.

We calculate comparable net sales by excluding the effect of acquisitions and by translating the current-period foreign operation net sales at prior-year currency rates.

The following tables provide a reconciliation of GAAP net sales change as reported to non-GAAP comparable net sales change:

	Amount of Change - Three Months Ended September 30, 2019 compared to the Three Months Ended September 30, 2018
	$ Change - Net Sales
		Non-GAAP
	GAAP			Comparable
	Net Sales	Currency		Net Sales
(in millions)	Change	Translation	Acquisition	Change
ACCO Brands North America	$9.0	$(0.2)	$—	$9.2
ACCO Brands EMEA	(10.0)	(6.7)	—	(3.3)
ACCO Brands International	(0.6)	(2.8)	5.7	(3.5)
Total	$(1.6)	$(9.7)	$5.7	$2.4

	% Change - Net Sales
		Non-GAAP
	GAAP			Comparable
	Net Sales	Currency		Net Sales
	Change	Translation	Acquisition	Change
ACCO Brands North America	3.4%	(0.1)%	—%	3.5%
ACCO Brands EMEA	(7.0)%	(4.7)%	—%	(2.3)%
ACCO Brands International	(0.6)%	(2.8)%	5.7%	(3.5)%
Total	(0.3)%	(1.9)%	1.1%	0.5%

	Amount of Change - Nine Months Ended September 30, 2019 compared to the Nine Months Ended September 30, 2018
	$ Change - Net Sales
		Non-GAAP
	GAAP			Comparable
	Net Sales	Currency		Net Sales
(in millions)	Change	Translation	Acquisition	Change
ACCO Brands North America	$28.9	$(2.5)	$—	$31.4
ACCO Brands EMEA	(30.2)	(29.1)	—	(1.1)
ACCO Brands International	7.7	(13.8)	29.4	(7.9)
Total	$6.4	$(45.4)	$29.4	$22.4

	% Change - Net Sales
		Non-GAAP
	GAAP			Comparable
	Net Sales	Currency		Net Sales
	Change	Translation	Acquisition	Change
ACCO Brands North America	4.1%	(0.4)%	—%	4.5%
ACCO Brands EMEA	(6.9)%	(6.6)%	—%	(0.3)%
ACCO Brands International	2.9%	(5.3)%	11.2%	(3.0)%
Total	0.5%	(3.2)%	2.1%	1.6%

Liquidity and Capital Resources

Our primary liquidity needs are to service indebtedness, fund capital expenditures, fund our acquisition strategy and support working capital requirements. Our principal sources of liquidity are cash flows from operating activities, cash and cash equivalents held and seasonal borrowings under our $600 million multi-currency revolving credit facility (the "Revolving Facility"). As of September 30, 2019, there were $132.4 million in borrowings under our Revolving Facility and the amount available for borrowings was $454.8 million (allowing for $12.8 million of letters of credit outstanding on that date). We maintain adequate financing arrangements at market rates.

Because of the seasonality of our business, we typically generate much of our cash flow from operating activities in the third and fourth quarters, as accounts receivables are collected, and we typically use cash in the second quarter to fund working capital in order to support the North America back-to-school season. We had a different cash flow pattern in the nine months of 2019, with a large operating cash outflow in the first quarter and a smaller outflow in the second quarter which resulted from our decision to purchase raw materials and finished goods inventory earlier than normal to secure supply and partially mitigate the effect of anticipated inflation and tariffs. As expected and as shown below, in the third quarter of 2019 we generated significantly higher operating cash inflow than we did last year, due to reduced payments for inventory.

Summary of Cash Flow by Quarter and Year-to-Date for 2019 and 2018:

	2019
	1st Quarter	2nd Quarter	3rd Quarter	Year-to-Date
Net cash (used) provided by operating activities	$(61.3)	$(54.4)	$190.8	$75.1

Net cash (used) by investing activities:	(12.5)	(7.1)	(49.5)	(69.1)

Net cash provided (used) by financing activities:	107.6	54.3	(196.0)	(34.1)
Effect of foreign exchange rate changes on cash and cash equivalents	(0.3)	0.8	(1.7)	(1.2)
Net increase (decrease) in cash and cash equivalents	$33.5	$(6.4)	$(56.4)	$(29.3)

	2018
	1st Quarter	2nd Quarter	3rd Quarter	Year-to-Date
Net cash provided (used) by operating activities	$60.4	$(66.9)	$91.2	$84.7

Net cash (used) by investing activities:	(8.0)	(9.0)	(46.4)	(63.4)

Net cash (used) provided by financing activities:	(7.0)	99.1	(88.2)	3.9
Effect of foreign exchange rate changes on cash and cash equivalents	0.4	(6.7)	(0.8)	(7.1)
Net increase (decrease) in cash and cash equivalents	$45.8	$16.5	$(44.2)	$18.1

Our Brazilian businesses are also highly seasonal due to the timing of the back-to-school season, which coincides with the calendar year-end in the fourth quarter. Due to various tax laws, it is costly to transfer short-term working capital in and out of Brazil; therefore, our normal practice is to hold seasonal cash requirements in Brazil, and invest it in short-term Brazilian government securities. Consolidated cash and cash equivalents were $37.7 million as of September 30, 2019, approximately $9 million of which was held in Brazil. In the third quarter of 2019 we used US$42.1 million of Brazil's cash on hand to fund the Foroni Acquisition.

Our priorities for cash flow use over the near term, after funding business operations, including restructuring expenses, are funding strategic acquisitions, reducing debt, paying dividends and repurchasing shares.

The current senior secured credit facilities have a weighted average interest rate of 2.61 percent as of September 30, 2019 and our senior unsecured notes have a fixed interest rate of 5.25 percent.

Restructuring and Integration Activities

From time to time the Company may implement restructuring, realignment or cost-reduction plans and activities, including those related to integrating acquired businesses.

During the three and nine months ended September 30, 2019, the Company recorded $2.1 million and $4.8 million in restructuring expenses, respectively, primarily related to additional changes in the operating structure of the North America segment. For additional details, see "Note 10. Restructuring" to the condensed consolidated financial statements contained in Item 1. of this report.

In addition, during the three and nine months ended September 30, 2019, the Company recorded an aggregate $1.4 million and $1.9 million, respectively, in non-restructuring integration expenses related to the integration of recent acquisitions with ACCO Brands operations.

Cash Flow for the Nine Months Ended September 30, 2019 and September 30, 2018

Cash Flow from Operating Activities

Cash sourced from operating activities during the nine months ended September 30, 2019 of $75.1 million was $9.6 million less than the $84.7 million sourced in the 2018 period. The decrease resulted from income tax payments which were $14.1 million higher and higher working capital requirements (accounts receivable, inventories, and accounts payable) in 2019 compared to 2018, partially offset by lower customer incentive and employee incentive payments.

The table below shows our cash flow used or provided by accounts receivable, inventories and accounts payable for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended		Amount of Change
(in millions)	September 30, 2019	September 30, 2018
Accounts receivable	$54.0	$46.2	7.8
Inventories	34.8	(81.2)	116.0
Accounts payable	(102.1)	39.1	(141.2)
Cash flow (used) provided by net working capital	$(13.3)	$4.1	$(17.4)

•
Inventories generated $34.8 million in 2019, a favorable change of $116.0 million when compared with the $81.2 million used in the prior year. Inventory was higher at year end 2018 following advanced purchases of materials to secure supply and to partially reduce the anticipated inflation, including tariffs, which have continued to inflate the value of inventory held. As a consequence, incremental purchases in 2019 were lower than the prior year and inventory levels are now similar to our seasonal normal although reflecting inflation.

•
Accounts payable used $102.1 million in 2019, an adverse change of $141.2 million when compared with the $39.1 million contributed in 2018. This was due to a cycle of earlier inventory purchases which occurred in the fourth quarter of 2018 that resulted in unusually high payables at 2018 year end (and higher payments earlier in 2019). Incremental purchases in the third quarter of 2019 were lower than the prior year as inventory was consumed.

•
Accounts receivable contributed $54.0 million in 2019, compared to a contribution of $46.2 million in the prior year. The $7.8 million improvement resulted from strong third quarter back-to-school collections in North America, partially offset by lower 2018 year-end accounts receivable which reduced collections in early 2019.

Income tax payments were $14.1 million higher than a year ago due to international tax payments in 2018 that were reduced by the use of tax losses accumulated in prior years, and deferred payments related to legal entity reorganizations. Partially offsetting the adverse change in cash flow from income tax and working capital were lower payments of customer incentives, primarily due to the settlement of disputed amounts which occurred in the prior year; and, payments of annual and long-term employee incentive payments in the first quarter of 2019 that were $12 million lower than those in the prior year.

Cash Flow from Investing Activities

Cash used by investing activities was $69.1 million and $63.4 million for the nine months ended September 30, 2019 and 2018, respectively. The 2019 cash outflow included $42.1 million of preliminary purchase price paid for the Foroni Acquisition in Brazil and $5.2 million of purchase price paid to acquire certain Cumberland assets in Australia, and is net of receipt of the final purchase price adjustment associated with the GOBA Acquisition. The 2018 cash outflow included $37.3 million of preliminary purchase price, net of cash acquired, paid for GOBA. For further details, see "Note 3. Acquisitions" to the condensed consolidated financial statements contained in Item 1. of this report. Capital expenditures were $21.9 million and $26.3 million for the nine months ended September 30, 2019 and 2018, respectively.

Cash Flow from Financing Activities

Cash used by financing activities was $34.1 million for the nine months ended September 30, 2019, compared with $3.9 million provided by financing activities for the same period of 2018. Cash used in 2019 includes $58.0 million for repurchases of our common stock, payments related to tax withholding for stock-based compensation, net of proceeds received from the exercise of stock options, and $18.1 million for the payment of dividends to stockholders, partially offset by incremental net borrowings of $45.3 million.

Cash provided by financing activities for the nine months ended September 30, 2018, was $3.9 million and reflects incremental net borrowings of $99.1 million. This was partially offset by $75.7 million for repurchases of our common stock and payments related to tax withholding for stock-based compensation, net of proceeds received from the exercise of stock options, and $18.9 million for the payment of dividends to stockholders.

Credit Facilities and Notes Covenants

As of and for the periods ended September 30, 2019 and December 31, 2018, the Company was in compliance with all applicable loan covenants.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk" of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes to Foreign Exchange Risk Management or Interest Rate Risk Management in the quarter ended September 30, 2019 or through the date of this report.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision of the Chief Executive Officer and the Chief Financial Officer, and with the participation of our Disclosure Committee, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2019.

(b) Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting, except that in August 2019, we completed the Foroni Acquisition, which represented $5.7 million of our consolidated net sales for the quarter ended September 30, 2019 and approximately $61 million of our consolidated assets as of September 30, 2019.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not applicable.

(b) Not applicable.

(c) Common Stock Purchases

The following table provides information about our purchases of equity securities during the quarter ended September 30, 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
July 1, 2019 to July 31, 2019	1,504,310	$7.91	1,504,310	$157,733,070
August 1, 2019 to August 31, 2019	353,935	9.46	353,935	154,384,473
September 1, 2019 to September 30, 2019	249,378	9.59	249,378	151,993,771
Total	2,107,623	$8.37	2,107,623	$151,993,771

(1) On February 14, 2018, the Company announced that its Board of Directors had approved an authorization to repurchase up to $100 million in shares of its common stock. On August 7, 2019, the Company announced that its Board of Directors had approved an authorization to repurchase up to an additional $100 million in shares of its common stock.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit
Number        Description of Exhibit

3.1	Restated Certificate of Incorporation of ACCO Brands Corporation *

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH    Inline XBRL Taxonomy Extension Schema Document

101.CAL    Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF    Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB    Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE        Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith.

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
Kathleen D. Hood
Senior Vice President and Chief Accounting Officer (principal accounting officer)
Date: October 30, 2019