Form 10-K
period 2019-12-31
ACCO BRANDS Corp
filed 2020-02-27
CIK 712034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2019

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
(847) 541-9500
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $.01 per share	ACCO	NYSE
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes ☑    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2019, the aggregate market value of the shares of Common Stock held by non-affiliates of the registrant was approximately $755.8 million. As of February 18, 2020, the registrant had outstanding 96,656,239 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be issued in connection with registrant’s annual stockholders' meeting expected to be held on May 19, 2020 are incorporated by reference into Part III of this report.

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

Some of the factors that could affect our results or cause plans, actions and results to differ materially from current expectations are detailed in "Part I, Item 1. Business" and "Part I, Item 1A. Risk Factors" and "Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" of this report and from time to time in our other Securities and Exchange Commission (the "SEC") filings.

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

PART I
ITEM 1. BUSINESS

As used in this Annual Report on Form 10-K for the fiscal year ended December 31, 2019, the terms "ACCO Brands," "ACCO," the "Company," "we," "us," and "our" refer to ACCO Brands Corporation, a Delaware corporation incorporated in 2005, and its consolidated domestic and international subsidiaries.

For a description of certain factors that may have had, or may in the future have, a significant impact on our business, financial condition or results of operations, see "Item 1A. Risk Factors."

Overview of the Company

ACCO Brands designs, markets, and manufactures well-recognized consumer, school, and office products. Our widely known brands include AT-A-GLANCE®, Barrilito®, Derwent®, Esselte®, Five Star®, Foroni®, GBC®, Hilroy®, Kensington®, Leitz®, Marbig®, Mead®, NOBO®, Quartet®, Rapid®, Rexel®, Swingline®, Tilibra® and Wilson Jones®. Approximately 75 percent of our net sales come from brands that occupy the No. 1 or No. 2 position in the product categories in which we compete. We distribute our products through a wide variety of retail and commercial channels to ensure that our products are readily and conveniently available for purchase by consumers and other end-users, wherever they prefer to shop. These channels include mass retailers, e-tailers, discount, drug/grocery and variety chains; warehouse clubs; hardware and specialty stores; independent office product dealers; office superstores; wholesalers; and contract stationers. Our products are sold primarily in the U.S., Europe, Brazil, Australia, Canada, and Mexico. For the year ended December 31, 2019, approximately 43 percent of our net sales were in the U.S.

Our leading product category positions provide the scale to invest in marketing and product innovation to drive profitable growth. Over the long term, we expect to derive much of our growth from emerging markets such as Latin America and parts of Asia, the Middle East, and Eastern Europe. These areas exhibit sales growth for our product categories. In all of our markets, we see opportunities for sales growth through share gains, channel expansion, and product enhancements.

Our strategy is to grow our global portfolio of consumer brands, offer more innovative products, increase our presence in faster growing geographies and channels, and diversify our customer base. We plan to supplement organic growth with strategic acquisitions in both existing and adjacent product categories. We generate strong operating cash flow, and will continue to leverage our cost structure through synergies and productivity savings to drive long-term profit improvement.

In support of these strategic imperatives, we have been transforming our business by acquiring companies with consumer and other end-user demanded brands, diversifying our distribution channels, and increasing our global presence. These acquisitions have meaningfully expanded our portfolio of well-known brands, enhanced our competitive position from both a product and channel perspective, and added scale to our operations. Today ACCO Brands is a global enterprise focused on developing innovative branded consumer products for use in businesses, schools, and homes.
Note: Artline® in Australia/N.Z. only

For further information on the acquisitions, see "Note 3. Acquisitions" to the consolidated financial statements contained in Part II, Item 8. of this report and "Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Operating Segments

ACCO Brands has three operating business segments based in different geographic regions. Each business segment designs, markets, sources, manufactures, and sells recognized consumer and other end-user demanded branded products used in businesses, schools, and homes. Product designs are tailored to end-user preferences in each geographic region, and where possible, leverage common engineering, design, and sourcing.

Our product categories include storage and organization; stapling; punching; laminating, shredding, and binding machines; dry erase boards; notebooks; calendars; computer accessories; and do-it-yourself tools, among others. Our portfolio includes both globally and regionally recognized brands. The revenue in the North America and International segments includes significant sales of consumer products that have very important, seasonal selling periods related to back-to-school and calendar year-end. For North America and Mexico, back-to-school straddles the second and third quarters, and for the Southern hemisphere it takes place in the fourth and first quarters. We expect sales of consumer products to become a greater percentage of our revenue because demand for consumer back-to-school products is growing faster than demand for most business-related and calendar products.

Operating Segment	Geography	Primary Brands	Primary Products
ACCO Brands North America	United States and Canada	Five Star®, Quartet®, AT-A-GLANCE®, GBC®, Swingline®, Kensington®, Mead®, and Hilroy®	School notebooks, planners, dry erase boards, storage and organization products (3-ring binders), stapling, punching, laminating, binding products, and computer accessories

ACCO Brands EMEA	Europe, Middle East and Africa	Leitz®, Rapid®, Esselte®, Kensington®, Rexel® GBC®, NOBO®, and Derwent®
Storage and organization products (lever-arch binders, sheet protectors, indexes), stapling, punching, laminating, shredding, do-it-yourself tools, dry erase boards, writing instruments and computer accessories

ACCO Brands International	Australia/N.Z., Latin America and Asia-Pacific	Tilibra®, GBC®, Barrilito®, Foroni®, Marbig®, Kensington®, Artline®*, Wilson Jones®, Quartet®, Spirax®, and Rexel® *Australia/N.Z. only
School notebooks, planners, dry erase boards, storage and organization products (binders, sheet protectors and indexes), stapling, punching, laminating, shredding, writing instruments, janitorial supplies and computer accessories

Sales Percentage by Operating Segment	2019	2018	2017
ACCO Brands North America	49%	49%	51%
ACCO Brands EMEA	29	31	28
ACCO Brands International	22	20	21
	100%	100%	100%

Customers

We distribute our products through a wide variety of retail and commercial channels to ensure that they are readily and conveniently available for purchase by consumers and other end-users, wherever they prefer to shop. These channels include mass retailers, e-tailers, discount, drug/grocery and variety chains, warehouse clubs, hardware and specialty stores, independent office product dealers, office superstores, wholesalers, and contract stationers. We also sell direct to commercial and consumer end-users through e-commerce sites and our direct sales organization. Changes in consumer buying patterns have resulted in increased purchases of our products through mass retailers and e-tailers, mitigating the impact of lower sales experienced by the traditional office products suppliers and wholesale channels.

Two of our largest customers, Staples and Essendant, came under common ownership in early 2019. As a result, Staples and Essendant combined are now our largest North American and global customer. We expect to continue our good relationship with the two companies under their new structure, which includes joint procurement.

For the year ended December 31, 2019, our top ten customers accounted for 41 percent of net sales. Staples/Essendant accounted for approximately 10 percent of our net sales. No customer exceeded 10 percent of net sales for the years ended December 31, 2018, and 2017.

Competition

We operate in a highly competitive environment characterized by large, sophisticated customers; low barriers to entry; and competition from a wide range of products and services, including private label. ACCO Brands competes with numerous branded consumer products manufacturers, as well as many private label suppliers and importers, including various customers who import their own private label products directly from foreign sources. Examples of branded competitors include Bi-Silque, Blue Sky, CCL Industries, Dominion Blueline, Fellowes, Hamelin, Herlitz, LSC Communications, Newell Brands, Novus, Smead, Spiral Binding, Stanley Black and Decker, and Targus, among others.

The Company meets its competitive challenges by creating and maintaining leading brands and differentiated products that deliver superior value, performance, and benefits to consumers. Our products are sold to consumers and end-users through diverse distribution channels, delivering superior customer service. We further meet consumer needs by developing, producing, and procuring products at a competitive cost, enabling them to be sold at attractive selling prices. We also believe that our experience with successfully managing a complex, largely seasonal business is a competitive advantage.

Product Development

Our strong commitment to understanding consumers and designing products that fulfill their needs drives our product development strategy, which we believe is, and will continue to be, a key contributor to our success. Our products are developed by our internal research and development team or through partnership initiatives with inventors and vendors. Costs related to product development when paid directly by ACCO Brands are included in selling, general and administrative expenses.

We consistently review our business units and product offerings, assess their strategic fit, and seek opportunities to invest in new products and adjacencies, as well as to rationalize product offerings. The criteria we use in assessing strategic fit or investment opportunities include: the ability to increase sales; the ability to create strong, differentiated products and brands; the importance of the product category to key customers; the relationship with existing product lines; the importance to the market; the actual and potential impact on our operating performance; and the value to ACCO Brands versus an alternative owner.

Marketing and Demand Generation

We support our brands with a significant investment in targeted marketing, advertising, and consumer promotions, which increase brand awareness and highlight the innovation and differentiation of our products. We work with third-party vendors, such as Nielsen, NPD Group, GfK SE, and Kantar Group, to capture and analyze consumer buying habits and product trends. We also use our deep consumer knowledge to develop effective marketing programs, strategies, and merchandising activities.

Raw Materials

The primary materials used in the manufacturing of many of our products are paper, plastics, resin, polyester and polypropylene substrates, steel, wood, aluminum, melamine, zinc, and cork. These materials are available from a number of suppliers, and we are not dependent upon any single supplier for any of these materials. Based on our experience, we believe that adequate quantities of these materials will be available in the foreseeable future.

Supply

Our products are either manufactured or sourced to ensure that we supply our customers with quality products, innovative solutions, attractive pricing, and convenient customer service. We have built a customer-focused business model with a flexible supply chain to ensure that these factors are appropriately balanced. Using a combination of manufacturing and third-party sourcing enables us to reduce costs and effectively manage our production assets by lowering capital investment and working capital requirements. Our overall strategy is to manufacture locally those products that would incur a relatively high freight and/or duty expense or that have high customer service needs. We use third parties to source those products that require higher direct labor to produce. We also look for opportunities to leverage our manufacturing facilities to improve operating efficiencies, as well as customer service. We currently manufacture approximately half of our products where we operate and source the remaining half from lower cost countries, primarily China, but increasingly from other Far Eastern countries and Eastern Europe.

Seasonality

Historically, our business has experienced higher sales and earnings in the second, third, and fourth quarters of the calendar year and we expect those trends to continue. Two principal factors contribute to this seasonality: (1) we are a major supplier of products related to the back-to-school season, which occurs principally from May through September for our businesses in North America and Mexico and from November through February for our Australian and Brazilian businesses; and (2) several product categories we sell lend themselves to calendar year-end purchase, including planners, paper storage, and organization products. Furthermore, our recent acquisitions in Mexico and Brazil have increased the size of our seasonal back-to-school business. As a result, we have generated, and expect to continue to generate a significant percentage of our sales and profit during the second, third, and fourth quarters, and most of our cash flow in the second half of the year as receivables are collected.

For further information on the seasonality of net sales, earnings and cash flow, see "Note 20. Quarterly Financial Information (Unaudited)" to the consolidated financial statements contained in Part II, Item 8. of this report and "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

Intellectual Property

Our products are marketed under a variety of trademarks. Some of our more significant trademarks include ACCO®, AT-A-GLANCE®, Barrilito®, Derwent®, Esselte®, Five Star®, Foroni®, GBC®, Hilroy®, Kensington®, Leitz®, Marbig®, Mead®, NOBO®, Quartet®, Rapid®, Rexel®, Swingline®, Tilibra®, and Wilson Jones®. We own rights to these trademarks in various countries throughout the world. We protect these marks as appropriate through registrations in the U.S. and other jurisdictions. Depending on the jurisdiction, trademarks are generally valid as long as they are in use or their registrations are properly maintained and they have not been found to have become generic. Registrations of trademarks can generally be renewed indefinitely as long as the trademarks are in use. We also own numerous patents worldwide. While we consider our portfolio of trademarks, patents, proprietary trade secrets, technology, know-how, processes, and related intellectual property rights to be material to our operations in the aggregate, the loss of any one trademark, patent, or a group of related patents would not have a material adverse effect on our business as a whole.

Environmental Matters

We are subject to national, state, provincial, and/or local environmental laws and regulations concerning the discharge of materials into the environment and the handling, disposal and clean-up of waste materials and other items relating to the protection of the environment. This includes environmental laws and regulations that affect the design and composition of certain of our products. It is not possible to quantify with certainty the potential impact of actions regarding environmental matters, particularly remediation and other compliance efforts that we may undertake in the future. In the opinion of management, compliance with the present environmental protection laws, before taking into account estimated recoveries from third parties, will not have a material adverse effect upon our capital expenditures, financial condition and results of operations, or competitive position. We strive to optimize resource utilization and reduce our environmental impact.

Employees

As of December 31, 2019, we had approximately 7,000 full-time and part-time employees. Of the North American employees, approximately 750 were covered by collective bargaining agreements in certain of our manufacturing and distribution facilities. Two of these agreements expire in 2020 covering approximately 625 employees. Outside of the United States, we have government-mandated collective bargaining arrangements in certain countries, particularly in Europe. There have been no strikes or material labor disputes at any of our facilities during the past five years. We consider our employee relations to be good.

Executive Leadership of the Company

As of February 27, 2020, the executive leadership team of the Company consists of the following executive officers and key senior officers. Ages are as of December 31, 2019.

Mark C. Anderson, age 57

•	2007 - present, Senior Vice President, Corporate Development

•	Joined the Company in 2007

Patrick H. Buchenroth, age 53

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

Stephen J. Byers, age 54

•	2019 - present, Senior Vice President and Chief Information Officer

•	2008 - 2018, Group Vice President and Chief Information Officer, Tate & Lyle PLC

•	2007 - 2008, Vice President, Enterprise Applications, United Stationers Inc.

•	2006 - 2007, Vice President, Infrastructure Operations, United Stationers Inc.

•	Joined the Company in 2019

Boris Elisman, age 57

•	2016 - present, Chairman, President and Chief Executive Officer

•	2013 - 2016, President and Chief Executive Officer

•	2010 - 2013, President and Chief Operating Officer

•	2008 - 2010, President, ACCO Brands Americas

•	2008, President, Global Office Products Group

•	2004 - 2008, President, Computer Products Group

•	Joined the Company in 2004

Neal V. Fenwick, age 58

•	2005 - present, Executive Vice President and Chief Financial Officer

•	1999 - 2005, Vice President Finance and Administration, ACCO World

•	1994 - 1999 Vice President Finance, ACCO Europe

•	Joined the Company in 1984

Ralph P. Hargrow, age 67

•	2013 - present, Senior Vice President, Global Chief People Officer

•	2005 - 2013, Global Chief People Officer, Molson Coors Brewing Company

•	Joined the Company in 2013

Kathleen D. Hood, age 50

•	2017 - present, Senior Vice President and Chief Accounting Officer

•	2015 - 2017, Senior Vice President, Corporate Controller and Chief Accounting Officer

•	2008 - 2015, Vice President and Corporate Controller

•	Joined the Company in 1994

Gregory J. McCormack, age 56

•	2018 - present, Senior Vice President, Global Products and Operations

•	2013 - 2018, Senior Vice President, Global Products

•	2012 - 2013, Senior Vice President, Operations, ACCO Brands Emerging Markets

•	2010 - 2012, Senior Vice President, Operations - ACCO Brands International

•	2008 - 2010, Senior Vice President, Operations, Americas

•	Joined the Company in 1996

Cezary L. Monko, age 58

•	2017 - present, Executive Vice President and President, ACCO Brands EMEA

•	2014 - 2017, President and Chief Executive Officer, Esselte

•	2004 - 2014, President, Esselte Europe

•	2002 - 2004, President Sales Esselte Europe

•	Joined the Company in 1992

Pamela R. Schneider, age 60

•	2012 - present, Senior Vice President, General Counsel and Secretary

•	2010 - 2012, General Counsel, Accertify, Inc.

•	2008 - 2010, Executive Vice President, General Counsel and Secretary, Movie Gallery, Inc.

•	2005 - 2008, Senior Vice President, General Counsel and Secretary, APAC Customer Services, Inc.

•	Joined the Company in 2012

Thomas W. Tedford, age 49

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

A limited number of large customers account for a significant percentage of our net sales, and a substantial reduction in sales to, or gross profit from, or a change in competitive position or significant decline in the financial condition of, one or more of these customers could materially adversely impact our business and results of operations.

Our top ten customers accounted for 41 percent and 40 percent, respectively, of our net sales for the year ended December 31, 2019 and December 31, 2018. The loss of, or a significant reduction in sales to, or gross profit from, one or more of our top customers, or significant adverse changes to the terms on which we sell our products to one or more of our top customers, could have a material adverse effect on our business, results of operations and financial condition.

The competitive environment in which our large customers operate is rapidly changing. Office superstores, wholesalers and other traditional office products resellers (especially in the U.S., Europe, Australia and Mexico) face increasing competition, which is driving changes in the relative market shares of our large customers. In response, our large commercial customers, including the office superstores and wholesalers, continue to evolve their businesses by shifting their channel or geographic focus, making changes to their operating models and merchandising strategies and, in many cases, consolidating or divesting unprofitable or unattractive segments of their businesses. In particular, Staples and Essendant came under common ownership in early 2019, which brought together two of our large U.S. customers. Additionally, Staples and Office Depot have acquired a number of U.S. independent dealers. We have seen similar consolidating activity and business model changes with large customers in Europe and Australia, where several of our office superstore and wholesaler customers have ceased operations, merged or are under new private equity ownership. We expect these trends to continue.

Our large customers (including office superstores, mass merchants, e-tailers and wholesalers) generally have the scale to develop supply chains that permit them to change their buying patterns, or develop and market their own private label brands that compete with some of our products. We have seen, and expect to continue to see, increased competition from private label brands, including those of our large customers many of whom are sourcing these products from suppliers in China and elsewhere in Asia.

In addition, the increasing competition, shifting market share and business model and regular personnel changes have made, and will continue to make, our business relationships with our large customers more challenging and unpredictable. Their size, scale and relative competitive market position make it easier for them to: (i) resist our efforts to increase prices; (ii) demand better pricing, more promotional programs and longer payment terms; (iii) reduce the shelf space allotted to, and carry a narrower assortment of, branded office and school products; (iv) increase the amount of private label products that compete with our branded offerings; and (v) reduce the amount of inventory they hold. Given the significance of these customers to our business, lower sales to our large customers (many of which historically purchased products with relatively high margins) have, and will continue to have, an adverse impact on our sales, margins and results of operations.

Additionally, increased competition, a slowing economy in some of our key markets, or changes in consumer buying habits could adversely affect the financial health of one or more of our large customers which, in turn, could have an adverse effect on our sales, results of operations and financial condition. The sell-through of our products by our retail customers is dependent in part on high quality merchandising and an appealing store environment to attract consumers, which requires continuing investments by our customers. Large customers that experience financial difficulties may fail to make such investments or delay them, resulting in lower sales and orders for our products.

Shifts in the channels of distribution for our products have, and could continue to, adversely impact our sales, margins and results of operations.

Due to the competitive pressures and resulting decline in market share of our traditional commercial customers, including office superstores and wholesalers, as well as the ongoing disruption and uncertainties in these channels (especially in the U.S., Europe, Australia and Mexico), the key channels of distribution for our products is changing. As a result, we have experienced, and expect to continue to experience, reduced sales to office superstores and wholesalers. Our ongoing strategy is to grow sales and market share in the faster growing mass merchant and e-tailer channels, increase our direct sales to independent dealers, and expand distribution, both organically and through acquisitions, into new and growing channels and geographies while maintaining strong margins. We also seek to expand into new product categories that resonate with consumers and present better opportunities for sales growth and higher margins. We may not be successful in executing against this strategy fast enough to offset the declines we are experiencing in the traditional commercial channels, if at all. Additionally, the changes in our customer and product mix which have resulted, and may continue to result, from the shift in sales and market share away from our traditional commercial customers (which have historically purchased products with high margins) into faster growing channels have negatively impacted our margins and are likely to continue to do so. Our inability to successfully manage the shift away from distribution channels which are declining, and profitably grow sales and market share with customers in faster growing channels, and expand into new product categories, could have a material adverse impact on our sales, margins, results of operations, cash flow and financial condition.

Sales of our products may be adversely affected by issues that affect discretionary spending and spending decisions by our customers and consumers during periods of economic uncertainty or weakness.

Our business depends on discretionary spending, and, as a result, our performance is highly dependent on consumer and business confidence and the health of the economies in the countries in which we operate. Discretionary spending and the overall health of the economies in the countries in which we operate is affected by many factors outside of the Company’s control, including general economic conditions, consumer disposable income levels, consumer confidence levels, the availability, cost and level of consumer debt, the costs of basic necessities and other goods, political instability, civil unrest, war or terrorism, public health crises, including the occurrence of contagious diseases or illnesses such as the 2019 - Novel Coronavirus ("COVID-19"), severe weather or natural disasters. Additionally, during periods of economic uncertainty or weakness, we tend to see our reseller customers reduce inventories both to reduce their own working capital investment and because demand for our products decreases as customers and consumers switch to private label and other branded and/or generic products that compete on price and quality, or forgo purchases altogether. Decreases in demand for our products can result in the need to spend more on promotional activities. Overall, adverse changes in economic conditions or sustained periods of economic uncertainty or weakness in one or more of the geographic markets in which we operate, whatever the cause, have negatively affected our historical sales and profitability and, in the future, could have an adverse effect on our sales, business, results of operations, cash flow and financial condition.

The Company has foreign currency translation and transaction risks that have, and may continue to, materially adversely affect the Company’s sales, results of operations, financial condition and liquidity.

Approximately 57 percent of our net sales for the year ended December 31, 2019, were transacted in a currency other than the U.S. dollar. Our primary exposure to local currency movements is in Europe (the Euro, the Swedish krona and the British pound), Brazil, Australia, Canada, and Mexico. We source approximately half of our products from China and other Far Eastern countries using U.S. dollars.

The fluctuations in the foreign currency rates relative to the U.S. dollar can cause translation, transaction, and other losses, which negatively impact our sales, profitability and cash flow. The strengthening of the U.S. dollar against foreign currencies has negatively impacted the Company’s reported sales and operating margins during each of the last three years. Conversely, the weakening of the U.S. dollar against foreign currencies would likely have a positive impact.

When our cost of goods increases due to a strengthening in the U.S. dollar against the local foreign currency, we seek to raise prices in our foreign markets to recover the lost margin. Due to competitive pressures and the timing of these price increases relative to the changes in the foreign currency exchange rates, it is often difficult to increase prices fast enough to fully offset the cumulative impact of the foreign-exchange-related inflation on our cost of goods sold in these markets. From time to time, we may also use hedging instruments to mitigate transactional exposure to changes in foreign currencies. The effectiveness of our hedges in part depends on our ability to accurately forecast future cash flows, which is particularly difficult during periods of uncertain demand for our products and services and highly volatile exchange rates. Further, hedging activities may only offset a portion, or none, of the material adverse financial effects of unfavorable movements in foreign exchange rates over the limited time the hedges are in place, and we may incur significant losses from hedging activities due to factors such as demand volatility and currency fluctuations.

Currency exchange rates can be volatile especially in times of global, political and economic tension or uncertainty. Additionally, government actions such as currency devaluations, foreign exchange controls, imposition of tariffs or other trade restrictions, and price or profit controls can further negatively impact, and increase the volatility of, foreign currency exchange rates.

Challenges related to the highly competitive business environment in which we operate could have a material adverse effect on our business, results of operations and financial condition.

We operate in a highly competitive environment characterized by large, sophisticated customers; low barriers to entry; and competition from a wide range of products and services (including private label products and electronic and digital products and services that can replace or render certain of our products obsolete). ACCO Brands competes with numerous branded consumer products manufacturers, as well as numerous private label suppliers and importers, including many of our customers who import their own private label products directly from foreign sources. Many of our competitors have strong, sought-after brands. They also have the ability to manufacture products locally at a lower cost or source them from other countries with lower production costs, both of which can give them a competitive advantage in terms of price under certain circumstances. In addition, retail space devoted to our product categories is limited and, as a result of competitive pressures, many of our customers are closing or reducing the size of their retail locations, and diversifying their product offerings further reducing the available retail space devoted to our products.

As a result, our business has been, and is likely to continue to be, affected by actions: (1) by our customers to increase their purchases of private label products or otherwise change product assortments; (2) by current and potential competitors to increase their investment in product and brand development, lower their prices, take advantage of low entry barriers to expand their production, or move production to countries with lower production costs or tariffs; and (3) by consumers and other end-users to use lower-priced or alternative products. Any such actions could result in lower sales and margins and adversely affect our business, results of operations, and financial condition.

Our success depends partially on our ability to continue to develop and market innovative products that meet our consumer demands, including price expectations.

Our competitive position depends on our ability to successfully invest in innovation and product development. That success will depend, in part, on our ability to anticipate, develop and market products that appeal to the changing needs and preferences of our consumers. We could focus our efforts and investment on new products that ultimately are not accepted by consumers and other end-users. Likewise, our failure to offer innovative products that meet consumer and other end-user needs and demands could compromise our competitive position and adversely affect our sales, profitability, and results of operation.

Our strategy is partially based on growth through acquisitions and the expansion of our product assortment into new and adjacent product categories that are experiencing higher growth rates. Failure to properly identify, value and manage acquisitions or to expand into adjacent categories may materially impact our business, results of operations and financial condition.

Our growth strategy includes continued focus on mergers and acquisitions. We are focused on acquiring companies that are either in our existing product categories or geographic markets, which enhance our ability to compete effectively, or that have the potential to accelerate our growth or our entry into adjacent product categories.

We may not be successful in identifying suitable acquisition opportunities, prevailing against competing potential acquirers, negotiating appropriate acquisition terms, obtaining financing, completing proposed acquisitions, or expanding in new markets or product categories. In addition, an acquisition may not perform as anticipated, be accretive to earnings, or prove to be beneficial to our operations and cash flow. If we fail to effectively identify, value, consummate, or manage any acquired company, we may not realize the potential growth opportunities or achieve the financial results anticipated at the time of its acquisition.

An acquisition could also adversely impact our operating performance or cash flow due to the seasonality of the target's business, the issuance of acquisition-related debt, pre-acquisition assumed liabilities, undisclosed facts about the business, acquisition expense and the amortization of acquired assets or possible future impairments of goodwill or intangible assets associated with the acquisition.

To the extent acquisitions increase our exposure to emerging markets, the risks associated with doing business in these markets will increase. See also "- Growth in emerging geographies may be difficult to achieve and exposes us to financial, operational, regulatory and compliance, and other risks not present, or not as prevalent, in more established markets."

Additionally, part of our strategy is to expand our product assortment into new and adjacent product categories with better opportunities for sales growth and higher margins. There can be no assurance that we will successfully execute these strategies. If we are unable to successfully increase sales and margins by expanding our product assortment, our business, results of operations and financial condition could be adversely affected.

We may face challenges with integrating acquisitions and achieving the financial and other results anticipated at the time of acquisition, including the planned synergies.

We may face challenges in integrating our acquisitions with our existing operations. These challenges may include, among other things: difficulties or delays in integrating or consolidating business activities; challenges with integrating the business cultures; difficulties in retaining key employees and key customers; and difficulties integrating the acquired business's finance, accounting, information technology and other business systems without negatively impacting our internal control over financial reporting and our disclosure controls and procedures.

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

Changes in U.S. trade policies and regulations, as well as the overall uncertainty surrounding international trade relations, have had, and may continue to have a material adverse effect on our business and results of operations.

Changes in U.S. trade policies, including tariffs on imports from China and on steel and aluminum that we use in our U.S. manufacturing operations, have had, and we expect that they will continue to have, an adverse effect on our cost of products sold and margins in our North America segment. Additionally, further changes in U.S. trade policies, including an increase or decrease in import tariffs, could adversely impact our business, results of operations and financial condition. In response to these changes, other countries have and may continue to change their own trade policies, including the imposition of tariffs and quotas, which could also adversely affect our business outside the U.S. The uncertainty surrounding U.S. trade policy makes it difficult to make long-term strategic decisions regarding the best way to respond to these pressures and could also increase the volatility of currency exchange rates. Further, the knock-on effect of the tariffs has resulted in an increase in the cost of U.S.-sourced products commensurate with the tariffs.

In order to mitigate the impact of the trade-related increases on our cost of products sold during 2018 and 2019, we increased, and intend to continue to increase, prices in the U.S., if necessary, to adjust to increases in costs. We are also making changes in our supply chain and, potentially, our U.S. manufacturing strategy. There can be no assurance that we will be able to successfully pass on these costs through price increases or adjust our supply chain by locating alternative suppliers for raw materials or finished goods at acceptable costs or in a timely manner. Additionally, implementing price increases may cause our customers to delay purchases, find alternative sources for their products or decrease their purchases from us. If and when tariffs decline, absent other mitigating circumstances, we expect we will reduce prices, once our inventory turns, which will reduce our net sales. If our customers seek price reductions while we have inventory with a higher cost, this will also negatively impact our margins.

Our inability to effectively manage the impacts of changing U.S. and foreign trade policies, including increases or decreases in tariffs, could materially adversely impact our sales, margins, results of operations and financial condition.

We rely extensively on information technology systems to operate, transact and otherwise manage our business. Any material failure, inadequacy, or interruption of that technology or its supporting infrastructure could materially adversely affect our business, results of operations and financial condition.

We rely extensively on our information technology systems, many of which are outsourced to third-party service providers. We depend on these systems and our third-party service providers to effectively manage our business and execute the production, distribution and sale of our products as well as to manage and report our financial results and run other support functions. Although we have implemented service level agreements and have established monitoring controls, if our third-party service providers fail to perform their obligations in a timely manner or at satisfactory levels, our business could suffer. Additionally, our failure to properly maintain and successfully upgrade or replace any of these systems, especially our enterprise resource planning systems (including our warehouse management, logistics and financial systems) so that they operate effectively and mitigate vulnerability to tampering and attacks that could negatively impact our day-to-day operations, could disrupt our business and our ability to service our customers or negatively impact our ability to report our financial results in a timely and accurate manner.

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

If our day-to-day business operations or our ability to service our customers is negatively impacted by the failure or disruption of our information technology systems, if we are unable to accurately and timely report our financial results, or conclude that we do not have effective internal control over financial reporting and effective disclosure controls and procedures, it could damage our reputation and adversely affect our business, results of operations and financial condition.

Security breaches could compromise our confidential and proprietary information, as well as any personally identifiable information we hold, and expose us to operational and legal risks which could cause our business and reputation to suffer and materially adversely affect our results of operations and financial conditions.

We maintain information necessary to conduct our business in digital form stored in data centers and on our networks and with third-party cloud services, including confidential and proprietary information as well as personally identifiable information regarding our customers and employees. Information stored in data centers and on our networks, and with third-party cloud services, is subject to the risk of intrusion, tampering, and theft. Our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance, or other disruptions.

We maintain systems designed to prevent such intrusion, tampering, and theft. The development and maintenance of these systems is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures continue to evolve and become more sophisticated. Further, we obtain assurances from outsourced service providers, including those to whom we provide confidential, proprietary and personally identifiable information regarding the sufficiency of their security procedures to prevent intrusion, tampering and theft and, where appropriate, assess the protections employed by these third parties. The cost and operational consequences of implementing, maintaining and further enhancing cybersecurity protection measures could increase significantly as cybersecurity threats increase.

Despite these efforts, the possibility of intrusion, tampering, and theft cannot be eliminated entirely. We have from time to time experienced cybersecurity breaches, such as "phishing" attacks, employee or insider error, brute force attacks, unauthorized parties gaining access to our information technology systems, and similar incidents. To date these incidents have not had a material impact on our business, but there can be no assurance that future incidents will not have a material impact. The techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not recognized until launched against a target. Additionally, there can be no assurance that the actions we and our outsourced providers are taking and will continue to take will prevent another breach of, or attack on the information technology systems which support the day-to-day operation of our business or house our confidential, proprietary and personally identifiable information. Any such breach or attack could compromise our network, the network of a third-party hosting key operating systems or to whom we have disclosed confidential, proprietary or personally identifiable information, a data center where we have stored such information or a third-party cloud service provider, and the information stored there could be accessed, publicly disclosed, lost or stolen, or our business operations could be disrupted.

Any such intrusion, tampering or theft and any resulting disclosure or other loss of confidential, proprietary and personally identifiable information could result in a disruption to our information technology infrastructure, interruption of our business operations, violation of applicable privacy and other laws or standards, significant legal and financial exposure beyond the scope or limits of any insurance coverage (including legal claims and proceedings and regulatory enforcement actions and penalties), increased operating costs associated with remediation activities, and a loss of confidence in our security measures, all of which could harm our reputation with our customers, end-users, employees and other stakeholders and adversely affect our results of operation. Contractual provisions with third parties, including cloud service providers, may limit our ability to recover these losses.

In the event a significant cybersecurity event is detected, we maintain disclosure controls and procedures which are designed to enable us to promptly analyze the impact on our business, respond expediently, appropriately and effectively and repair any damage caused by such incident, as well as consider whether such incident should be disclosed publicly. The Company also employs technology designed to detect potential incidents of intrusion, tampering and theft before they impact the Company and continues to enhance and update these technologies. However, there can be no assurance that we will successfully identify such an incident in a timely manner or at all, and in advance of its impacting the Company, and any such impact could be material.

Additionally, we are an acquisitive organization and the process of integrating the information technology systems of the businesses we acquire is complex and exposes us to additional risk as we might not adequately identify weaknesses in the targets' information technology systems. This could expose us to unexpected liabilities or make our own systems more vulnerable to attack.

Growth in emerging geographies may be difficult to achieve and exposes us to financial, operational, regulatory and compliance, and other risks not present, or not as prevalent, in more established markets.

An increasing amount of our sales is derived from emerging markets such as Latin America and parts of Asia, the Middle East, Africa, and Eastern Europe. Moreover, the profitable growth of our business in emerging markets, through both organic investments and acquisitions, is a key element to our long-term growth strategy. In recent years, we have made acquisitions in both Mexico and Brazil and commenced operations in India.

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

As we expand and grow in these emerging markets, we increase our exposure to these financial, operational, and regulatory and compliance risks, as well as legal and other risks. These risks include currency transfer restrictions, the impact of currency fluctuations, hyperinflation or devaluation, changes in international trade and tax policies and regulations (including import and export restrictions), the lack of well-established or reliable legal systems, corruption, adverse economic conditions, political actions or instability, terrorism, civil unrest, and public health crises, such as COVID-19. Likewise, our overall cost of doing business increases due to the costs of compliance with complex and numerous foreign and U.S. laws and regulations.

If we are unable to successfully expand into emerging markets, profitably grow our existing emerging market businesses, achieve the return on capital we expect as a result of our investments, or effectively manage the risks inherent in our growth strategy in these markets, our business, results of operations and financial condition could be adversely affected.

The effects of the U.S. Tax Cuts and Jobs Act (the "U.S. Tax Act") have, and may continue to, impact our net income and cash flow.

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

The initially anticipated positive effects of the U.S. Tax Act on our financial results have been mitigated by a reduction in the overall percentage mix of our earnings from the U.S. and other unfavorable provisions of the new law. In 2018 and 2019, the benefits associated with the lower U.S. federal corporate tax rate were offset by the impact of the GILTI tax and the limitations on deductibility of executive compensation expenses, as well as a reduction in the overall percentage of our earnings from the U.S. The evolving regulations and interpretations still being issued by the Internal Revenue Service could change our understanding of, and assumptions pertaining to, the application of the U.S. Tax Act. Likewise, the manner in which the U.S. Tax Act will be enforced is still uncertain. In addition, a further reduction in the overall percentage mix of our earnings from the U.S. could further reduce the benefits of the lower corporate tax rate. As a result of these factors, the aggregate impact of the U.S. Tax Act on our tax rate, cash taxes and net income could change, and any such change could adversely impact our net income and cash flow.

Litigation or legal proceedings could expose us to significant liabilities and damage our reputation.

We are party to various lawsuits and regulatory proceedings, primarily related to alleged patent infringement, as well as other claims incidental to our business. In addition, we may be unaware of third-party claims of intellectual property infringement relating to our technology, brands, or products, and we may face other claims related to business operations. Any litigation regarding patents or other intellectual property could be costly and time-consuming and might require us to pay monetary damages or enter into costly license agreements. We also may be subject to injunctions against development and sale of certain of our products.

It is the opinion of management that (other than the Brazil Tax Assessments) the ultimate resolution of currently outstanding matters will not have a material adverse effect on our financial condition, results of operations or cash flow. However, there is no assurance that we will ultimately be successful in our defense of any of these matters or that an adverse outcome in any matter will not affect our results of operations, financial condition, or cash flow. Further, future claims, lawsuits and legal proceedings could materially and adversely affect our business, reputation, results of operations, and financial condition.

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

The final administrative appeal of the Second Assessment was decided against the Company in 2017. In 2018, we decided to appeal this decision to the judicial level. In the event we do not prevail at the judicial level, we will be required to pay an additional penalty representing attorneys' costs and fees; accordingly, in the first quarter of 2019, the Company recorded an additional reserve of $5.6 million. In connection with the judicial challenge, we were required to provide security to guarantee payment of the Second Assessment should we not prevail. The First Assessment is still being challenged through established administrative procedures.

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

Because there is no settled legal precedent on which to base a definitive opinion as to whether we will ultimately prevail, we consider the outcome of this dispute to be uncertain. Since it is not more likely than not that we will prevail, in 2012, we recorded a reserve in the amount of $44.5 million (at December 31, 2012 exchange rates) in consideration of this contingency, of which $43.3 million was recorded as an adjustment to the purchase price and which included the 2007-2012 tax years plus penalties and interest through December 2012. Included in this reserve is an assumption of penalties at 75 percent, which is the standard penalty. While there is a possibility that a penalty of 150 percent could be imposed in connection with the First Assessment, based on the facts in our case and existing precedent, we believe the likelihood of a 150 percent penalty is not more likely than not as of December 31, 2019. We will continue to actively monitor administrative and judicial court decisions and evaluate their impact, if any, on our legal assessment of the ultimate outcome of our disputes. In addition, we will continue to accrue interest related to this contingency until such time as the outcome is known or until evidence is presented that we are more likely than not to prevail. The time limit for issuing an assessment for 2011 and 2012 expired in January 2018 and January 2019, respectively. Since we did not receive assessments for either of these periods, we reversed the amounts previously accrued, including $5.6 million related to 2011, which was released in the first quarter of 2018. During the years ended December 31, 2019, 2018, and 2017, we accrued additional interest as a charge to current income tax expense of $0.9 million, $1.1 million, and $2.2 million, respectively. At current exchange rates, our accrual through December 31, 2019, including tax, penalties, and interest, is $34.8 million (reported in "Other non-current liabilities").

Outsourcing the production of certain of our products, our information technology systems and other administrative functions could materially adversely affect our business, results of operations and financial condition.

We outsource certain manufacturing functions to suppliers in China, other Asia-Pacific countries, and Eastern Europe. Outsourcing of product design and production creates a number of risks, including decreased control over the engineering and manufacturing processes resulting in unforeseen production delays or interruptions, inferior product quality, loss or misappropriation of trade secrets, and other performance issues, which could result in cost overruns, delayed deliveries or shortages. Additionally, we rely on our suppliers to ensure that our products meet our design and product content specifications, and all applicable laws, including product safety, security, labor, and environmental laws. We also expect our suppliers to conform to our and our customers’ expectations with respect to product safety, product quality and social responsibility, be responsive to our audits, and otherwise be certified as meeting our and our customers’ supplier codes of conduct. Failure to meet any of these requirements may result in our having to cease doing business with a supplier or cease production at a particular facility. Substitute suppliers might not be available or, if available, might be unwilling or unable to offer products on acceptable terms or in a timely manner. Additionally, failure to meet legal and regulatory requirements (including product safety requirements) or customer expectations may result in our having to stop selling non-conforming products until the issues are remediated or recall products previously sold. Any of these circumstances could result in unforeseen delays and increased costs and negatively affect our ability to deliver products and services to our customers and damage our reputation and brand quality, all of which could adversely affect our business, sales, results of operations, and financial condition.

Moreover, if one or more of our suppliers is unable or unwilling to continue to provide products of acceptable quality, at acceptable cost or in a timely manner due to financial difficulties, insolvency or otherwise, including as a result of disruptions associated with weak or damaged infrastructures, labor shortages or strikes, political actions or instability, terrorism, civil unrest, and public health crises, including the occurrence of contagious disease and illness such as COVID-19, or if customer demand for our products increases, we may be unable to secure sufficient additional capacity from our current suppliers, or others, in a timely manner or on acceptable terms. Any of these events could result in unforeseen production delays and increased costs and negatively affect our ability to deliver our products to our customers, all of which could adversely affect our business, sales, results of operations, and financial condition.

We also outsource important portions of our information technology infrastructure and systems support to third-party service providers. Outsourcing of information technology services creates risks to our business, which are similar to those created by our product production outsourcing. If one or more of our information technology suppliers is unable or unwilling to continue to provide services at acceptable cost due to financial difficulties, insolvency or otherwise, our business could be adversely affected.

In addition, we outsource certain administrative functions, such as payroll processing and benefit plan administration, to third-party service providers and may outsource other functions in the future to achieve cost savings and efficiencies. If the service providers to whom we outsource these functions do not perform effectively, we may not be able to achieve the expected cost savings and may have to incur additional costs to correct errors they make. Depending on the function involved, such errors may lead to business disruption, processing inefficiencies or loss of, or damage, to intellectual property, legal and regulatory exposure, or harm to employee morale.

Continued declines in the use of certain of our products have and will continue to adversely affect our business.

A number of our products and brands consist of paper-based and related products. As use of technology-based tools continues to rise worldwide, consumer demand for traditional paper-based and related products, such as decorative calendars, planners, envelopes, ring binders, lever arch files and other paper storage and organization products, and mechanical binding equipment, has declined. The impact of tariff and commodity price driven inflation in the U.S. in recent years has resulted in higher pricing (especially for steel, aluminum, and paper-based products) which may, in turn, accelerate the pace of change in consumer preferences for product substitutes. The decline in the overall demand for certain of the products we sell has adversely impacted our business and results of operations, and we expect it will continue to do so.

Our business is subject to risks associated with seasonality, which could materially adversely affect our cash flow, results of operations and financial condition.

Historically, our business has experienced higher sales and earnings in the second, third, and fourth quarters of the calendar year and we expect those trends to continue. Two principal factors contribute to this seasonality: (1) we are a major supplier of products related to the back-to-school season, which occurs principally from May through September for our businesses in North America and Mexico and from November through February for our Australian and Brazilian businesses; and (2) several product categories we sell lend themselves to calendar year-end purchase, including planners, paper storage, and organization products. Furthermore, our recent acquisitions in Mexico and Brazil have increased the size of our seasonal back-to-school business. As a result, we have generated, and expect to continue to generate a significant percentage of our sales and profit during the second, third, and fourth quarters, and most of our cash flow in the second half of the year as receivables are collected. If these typical seasonal increases in sales of certain products do not materialize or when sales of these product lines represent a larger overall percentage of our sales or profitability, it could have an outsized impact on our business that would adversely affect our sales, cash flow, results of operations and financial condition.

Our operating results have been, and may continue to be, adversely affected by changes in cost of products sold, including the cost or availability of raw materials, transportation, labor, and other necessary supplies and services and the cost of finished goods.

Pricing and availability of raw materials, transportation, labor, and other necessary supplies and services used in our business, as well as the cost of finished goods, can be volatile due to numerous factors beyond our control, including general economic conditions, labor costs, production levels, currency exchange rates, and import tariffs as well as overall competitive conditions, including demand and supply. This volatility has significantly affected our business, results of operations, and financial condition and may continue to do so.

We also rely on third-party manufacturers, principally in China and other Far Eastern countries, as a source for many of our finished products. These manufacturers are also affected by changes in the cost or availability of raw materials, transportation, labor, and other necessary supplies and services, which may, in turn, result in an increase in the amount we pay for finished goods.

During periods of rising costs, we manage this volatility through a variety of actions, including targeted advance or periodic purchases, future delivery purchases, long-term contracts, sales price increases and the use of certain derivative instruments. Over the longer term, we have made changes, and in the future may also make additional adjustments, to our supply chain in an effort to mitigate the adverse impact of increasing cost of products sold. During 2019, we moved our sourcing for many of our back-to-school products from China to other Far Eastern counties to avoid U.S. tariffs. There can be no assurance that we will be able to effectively mitigate the impact on our cost of products sold fast enough to preserve our margins, if at all. Additionally, we may lose sales as we seek to offset these cost increases by raising prices to our customers. Conversely, when input costs decline, customer insistence on lower prices will likely result in lower sales prices, absent other mitigating circumstances and, to the extent we have existing inventory, lower margins. Fluctuations in costs of raw materials, transportation, labor, and finished goods (including the impact of import tariffs) have had, and may continue to have, a material adverse effect on the Company’s business, results of operations and financial condition.

The primary materials used in the manufacturing of many of our products are paper, plastics, resin, polyester and polypropylene substrates, steel, wood, aluminum, melamine, zinc and cork. During 2018, we experienced significant increases in the cost of paper, steel and aluminum as well as increases in transportation costs. While we believe the situation has stabilized somewhat, we may see further increases in the cost of raw materials, finished goods, and transportation in the future.

The risks associated with our failure to comply with laws, rules and regulations and self-regulatory requirements that affect our business, and the costs of compliance, as well as the impact of changes in such laws, could materially adversely affect our business, reputation and results of operations.

Our business is subject to national, state, provincial and/or local laws, rules and regulations, as well as self-regulatory requirements, in numerous countries due to the nature of our operations and the products we sell. This, in turn, affects the way we conduct our business as well as our customers’ expectations and requirements. Among others, laws and self-regulatory requirements in the following significant areas (and the rules and regulations promulgated thereunder) affect our business and our current and prospective customers’ expectations:

•	Laws relating to the discharge and emission of certain materials and waste, and laws establishing standards for their use, disposal, and management;

•	Laws governing content of toxic chemicals and materials in the products we sell;

•	Product safety laws;

•	International trade laws;

•	Privacy and data security laws;

•	Self-regulatory requirements regarding the acceptance, processing, storage, and transmission of credit card data;

•	Laws governing the use of the internet, social media, advertising, endorsements, and testimonials;

•	Anti-bribery and corruption laws;

•	Anti-money laundering laws; and

•	Competition laws.

All of these legal frameworks are complex and change frequently. Capital and operating expenses required to establish and maintain compliance with all of these laws, rules and regulations and self-regulatory requirements can be significant, and violations may result in substantial fines, penalties, and civil damages as well as damage to our reputation. Any significant increase in our costs to comply with applicable legal and self-regulatory requirements, or any liability arising from noncompliance could have an adverse effect on our business, results of operations, and financial condition as well as damage our reputation.

In addition, as we expand our business into emerging and new markets, we increase the number of legal and self-regulatory requirements with which we are required to comply, which increases the complexity and costs of compliance as well as the risks of noncompliance.

The level of investment returns on pension plan assets and the actuarial assumptions used for valuation purposes could affect the Company’s earnings and cash flows in future periods. Changes in government regulations, as well as the significant unfunded liabilities of the U.S. multi-employer pension plan in which we are a participant, could also affect the Company’s pension plan expenses and funding requirements.

As of December 31, 2019, the Company had $285.2 million recorded as pension liabilities in its Consolidated Balance Sheet. The funding obligations for the Company’s pension plans are impacted by the performance of the financial markets, particularly the equity markets, and interest rates. Funding obligations are determined by government regulations and are measured each year based on the value of assets and liabilities on a specific date. If the financial markets do not provide the long-term returns that are expected, or discount rates increase the present value of liabilities, the Company could be required to make larger contributions. The markets can be, and recently have been, very volatile, and therefore the Company’s estimate of future contribution requirements can change dramatically in relatively short periods of time. Similarly, changes in interest rates and legislation enacted by governmental authorities can impact the timing and amounts of contribution requirements. An adverse change in the funded status of the plans could significantly increase our required future contributions and adversely impact our liquidity.

Assumptions used in determining projected benefit obligations and the fair value of plan assets for our pension and post-retirement benefit plans are determined by the Company in consultation with outside actuaries. In the event we determine that changes are warranted in the assumptions used, such as the discount rate, expected long-term rate of return on assets, expected health care costs, or mortality rates, our future pension and post-retirement benefit expenses could increase or decrease. Due to changing market conditions or changes in the participant population, the assumptions that we use may differ from actual results, which could have a significant impact on our pension and post-retirement liabilities and related costs and funding requirements.

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

See also "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Employee Benefit Plans" and "Note 6. Pension and Other Retiree Benefits" to the consolidated financial statements contained in Part II, Item 8. of this report.

Impairment of intangible assets could have a material adverse effect on our financial results.

We have approximately $1.5 billion of goodwill and other specifically identifiable intangible assets as of December 31, 2019. Future events may occur that could adversely affect the reported value, or fair value, of our intangible assets that would require impairment charges to our financial results. Such events may include, but are not limited to, strategic decisions made in response to changes in economic and competitive conditions, the impact of the economic environment on our sales and customer base, the unfavorable resolution of litigation, a material adverse change in our relationship with significant customers, or a sustained decline in our stock price. We continue to evaluate the impact of developments from our reporting units to assess whether impairment indicators are present. Accordingly, we may be required to perform qualitative or quantitative impairment tests if such indicators are present. Additionally, we perform an impairment test on an annual basis, as required by generally accepted accounting principles in the U.S. ("GAAP"), in the second quarter whether or not impairment indicators are present. See also "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Intangible Assets," " - Goodwill" and "Note 10. Goodwill and Identifiable Intangible Assets" to the consolidated financial statements contained in Part II, Item 8. of this report.

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

As of December 31, 2019, we had $816.0 million of outstanding debt.

Our debt service obligations require us to dedicate a substantial portion of our cash flow from operating activities to payments on our indebtedness, which reduces the availability of our cash flow to fund working capital, capital expenditures, research and product development efforts, potential acquisitions and other general corporate purposes. Our indebtedness also may increase our vulnerability to economic downturns and changing market conditions and place us at a competitive disadvantage relative to competitors that have less debt. In addition, as of December 31, 2019, $437.2 million of our outstanding debt was subject to floating interest rates, which increases our exposure to fluctuations in interest rates.

The terms of our debt agreements also limit our ability to engage in certain activities and transactions that may be in our and our stockholders' long-term interest. Among other things, the covenants and financial ratios and tests contained in our debt agreements restrict or limit our ability to incur additional indebtedness, grant certain liens on our assets, issue preferred stock or certain disqualified stock, make restricted payments (including dividends and share repurchases), make investments, sell our assets or merge with other companies, and enter into certain transactions with affiliates. We are also required to maintain specified financial ratios under certain circumstances and satisfy financial condition tests. Our ability to comply with these covenants and financial ratios and tests may be affected by events beyond our control, and we may not be able to continue to meet those covenants, ratios and tests.

Our ability to meet our debt obligations, including our financial covenants, and to refinance our existing indebtedness upon maturity, will depend upon our future operating performance, which will be affected by general economic, financial, competitive, regulatory, business, and other factors. Breach of any of the covenants, ratios, and tests contained in the agreements governing our indebtedness, or our inability to pay interest on, or principal of, our outstanding debt as it becomes due, could result in an event of default, in which case our lenders could declare all amounts outstanding to be immediately due and payable. If our lenders accelerate our indebtedness, or we are not able to refinance our debts at maturity, our assets may not be sufficient to repay in full such indebtedness and any other indebtedness that would become due as a result of such acceleration. If we then are unable to obtain replacement financing or any such replacement financing is on terms that are less favorable than the indebtedness being replaced, our liquidity, results of operations, and financial condition would be adversely affected.

Interest rates on our outstanding bank debt are based partly on the London Interbank Offered Rate ("LIBOR"). On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is unclear if at that time LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. As a result, in July 2018, we amended our bank agreement to include provisions relating to LIBOR successor rate procedures if LIBOR becomes unascertainable or is discontinued in the future. The Alternative Reference Rates Committee has proposed that the Secured Overnight Financing Rate ("SOFR") is the rate that represents best practice as an alternative to LIBOR, but there is no guarantee that SOFR will become a widely accepted benchmark in place of LIBOR. The changes related to the LIBOR successor rate procedures are not expected to have a material effect on the Company, but there can be no assurance that we will not suffer increases in interest rates on our bank debt borrowings. The Company is also monitoring similar proposed alternatives to benchmark rates in other countries that may be implemented in the future.

Should any of the risks associated with our indebtedness be realized, our business, results of operations, and financial condition could be adversely affected. See also "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and "Note 4. Long-term Debt and Short-term Borrowings" to the consolidated financial statements contained in Part II, Item 8. of this report.

We may not continue to repurchase our common stock pursuant to stock repurchase programs or continue to pay dividends at historic rates or at all.

We have a history of recurring stock repurchase programs and payment of quarterly dividends; however, any determination to continue to pay cash dividends at recent rates or at all, or the continuation of our existing share repurchase program and any additional share repurchase authorizations is contingent on a variety of factors, including our financial condition, results of operations, business requirements, and our board of directors' continuing determination that such dividends or share repurchases are in the best interests of our stockholders and in compliance with all applicable laws and agreements. Under certain circumstances, the terms of our debt agreements limit our ability to return capital to stockholders through stock repurchases, dividends or otherwise. Accordingly, there is no assurance that we will continue to make dividend payments or repurchase stock at recent historical levels or at all.

Should one of our large customers or suppliers experience financial difficulties or file for bankruptcy, our cash flows, results of operations and financial condition could be materially adversely affected.

Our customer concentration increases our customer credit risk. If any of our larger customers were to face liquidity issues, become insolvent or file for bankruptcy, we could be adversely impacted due to not only a reduction in future sales but also delays or defaults in the payment of existing accounts receivable balances. Such a result could adversely impact our cash flows, results of operations, and financial condition.

In addition, should one of our suppliers or third-party service providers experience financial difficulties, our business, results of operations and financial condition could be adversely affected.

Our inability to secure, protect and maintain rights to intellectual property could have an adverse impact on our business.

We consider our intellectual property rights, particularly and most notably our trademarks and trade names, but also our patents, trade secrets, trade dress, copyrights, and licensing agreements, to be an important and valuable part of our business. Our failure to obtain or adequately protect our intellectual property rights, or any change in law or other changes that serve to lessen or remove the current legal protections of our intellectual property, may diminish our competitiveness, dilute the value of our brands, cause confusion in the marketplace, and materially impact our sales and profitability.

Product liability claims, recalls or regulatory actions could materially adversely affect our financial results or harm our reputation or brands.

Claims for losses or injuries purportedly caused by one of our products arise in the ordinary course of our business. In addition to the risk of litigation or regulatory enforcement actions and the associated costs and potential for monetary judgments and penalties, which could have an adverse effect on our results of operations and financial condition, product liability claims or regulatory actions, regardless of merit, could result in negative publicity that could harm our reputation in the marketplace or the value of our consumer brands. We also may be, and, in the past have been, required to recall and discontinue the sale of defective or unsafe products, which has resulted in lost sales and unplanned expenses. Any future recall or quality issue could result in lost sales, adverse publicity, significant expenses, and adversely impact our results of operations or financial position.

Our success depends on our ability to attract and retain qualified personnel.

Our success depends on our ability to attract and retain qualified personnel, including executive officers and other key personnel for a diverse, global workforce. We rely to a significant degree on compensating our executive officers and key employees with performance-based incentive awards that pay out only if specified performance goals have been met. To the extent these performance goals are not met and our incentive awards do not pay out, or pay out less than the targeted amount, which has been the case in recent years, it may motivate certain executive officers and key employees to seek other opportunities and affect our ability to attract and retain qualified personnel. The loss of key management personnel or other key employees or our potential inability to attract such personnel may adversely affect our ability to manage our overall operations and successfully implement our business strategy.

Our stock price is volatile.

The market price for our common stock has been volatile historically. Our stock price may be significantly affected by factors, including those described elsewhere in this "Part I, Item 1A. Risk Factors," as well as the following:

•	quarterly fluctuations in our operating results compared with market expectations;

•	investors' perceptions of the office products industry;

•	the amounts of stock we repurchase on the open market under our share repurchase program;

•	changes in financial estimates by us or securities analysts and recommendations by securities analysts; and

•	the composition of our stockholders, particularly the presence of "short sellers" or high frequency traders trading in our stock.

Volatility in our stock price could adversely affect our business and financing opportunities and force us to increase our cash compensation to our employees or grant larger stock awards, which could hurt our operating results and reduce the percentage ownership of our existing stockholders.

Circumstances outside our control, including telecommunication failures, labor strikes, power and/or water shortages, acts of God, public health crises, including the occurrence of contagious disease or illness, war, terrorism, and other geopolitical incidents could adversely impact our business, sales, results of operations and financial condition.

A disruption at one of our suppliers' manufacturing facilities, one of our manufacturing or distribution facilities, or elsewhere in our global supply chain (especially in facilities in China, other Asia-Pacific countries and Latin America) due to circumstances outside our control could adversely impact production and our customer deliveries, which may negatively impact our operations and result in increased costs. Such a disruption could occur as a result of any number of events, including but not limited to, major equipment failure, labor stoppages, transportation failures affecting the supply and shipment of materials and finished goods, unavailability of raw materials, severe weather conditions, natural disasters, civil unrest, fire, explosions, public health crises, including the occurrence of contagious disease or illness such as COVID-19, war or terrorism, and disruptions in utility and other services. Any such disruptions could adversely impact our business, sales, results of operations, and financial condition.

In particular, if the current COVID-19 outbreak continues and results in a prolonged period of travel, commercial and other similar restrictions, or a delay in production or distribution operations at any or all of our or our suppliers’ facilities, we could experience global supply disruptions. Although we are monitoring the situation on a daily basis, it is currently unknown whether the outbreak will meaningfully disrupt our product shipments or significantly impact manufacturing at any of our or our suppliers’ plants in China or elsewhere. If we experience supply disruptions, we may not be able to develop alternate sourcing quickly on favorable terms, if at all, which could result in damage to our reputation, increased costs, loss of sales and a loss of customers, and adversely impact our margins and results of operation.

Political instability, civil unrest, war or terrorism, public health crises, including the occurrence of contagious diseases or illnesses such as COVID-19, severe weather or natural disasters may also affect consumer and business confidence and the health of the economies in the countries in which we operate. Overall, adverse changes in economic conditions or sustained periods of economic uncertainty or weakness in one or more of the geographic markets in which we operate, whatever the cause, have negatively affected our historical sales and profitability and, in the future, could have an adverse effect on our sales, business, results of operations, cash flow and financial condition.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We have manufacturing facilities in North America, Europe, Brazil, Mexico and Australia, and maintain distribution centers in the regional markets we service. We lease our corporate and U.S. headquarters in Lake Zurich, Illinois. The following table lists our principal facilities by segment as of December 31, 2019:

Location	Functional Use	Owned/Leased (number of properties)
ACCO Brands North America:
Ontario, California	Distribution/Manufacturing	Leased
Booneville, Mississippi	Distribution/Manufacturing	Owned
Ogdensburg, New York	Distribution/Manufacturing	Owned
Sidney, New York	Distribution/Manufacturing	Owned
Alexandria, Pennsylvania	Distribution/Manufacturing	Owned
Mississauga, Canada	Distribution/Manufacturing/Office	Leased
San Mateo, California	Office	Leased

ACCO Brands EMEA:
Sint-Niklass, Belgium	Distribution/Manufacturing	Leased
Shanghai, China	Manufacturing	Leased
Lanov, Czech Republic	Distribution/Manufacturing	Leased
Aylesbury, England	Office	Leased
Halesowen, England	Distribution	Owned
Lillyhall, England	Manufacturing	Leased
Uxbridge, England	Office	Leased
Vagney, France	Distribution	Owned
Heilbronn, Germany	Distribution	Owned
Stuttgart, Germany	Office	Leased
Uelzen, Germany	Manufacturing	Owned
Gorgonzola, Italy	Distribution/Manufacturing	Leased
Kozienice, Poland	Distribution/Manufacturing	Owned
Warsaw, Poland	Office	Leased
Arcos de Valdevez, Portugal	Manufacturing	Owned
Hestra, Sweden	Distribution/Manufacturing/Office	Owned

ACCO Brands International:
Sydney, Australia	Distribution/Manufacturing/Office	Owned/Leased (2)
Bauru, Brazil	Distribution/Manufacturing/Office	Owned (2)
Sao Paulo, Brazil	Distribution/Manufacturing/Office	Leased (4)
Hong Kong	Office	Leased
Tokyo, Japan	Office	Leased
Lerma, Mexico	Manufacturing/Office	Owned
Queretaro, Mexico	Distribution/Office	Leased
Auckland, New Zealand	Distribution/Office	Leased
Taipei, Taiwan City	Office	Leased

We believe that the properties are suitable to the respective businesses and have production capacities adequate to meet the needs of our businesses.

ITEM 3. LEGAL PROCEEDINGS

We are party to various lawsuits and regulatory proceedings, primarily related to alleged patent infringement, as well as other claims incidental to our business. In addition, we may be unaware of third-party claims of intellectual property infringement relating to our technology, brands, or products, and we may face other claims related to business operations. Any litigation regarding patents or other intellectual property could be costly and time-consuming and might require us to pay monetary damages or enter into costly license agreements. We also may be subject to injunctions against development and sale of certain of our products.

It is the opinion of management that (other than the Brazil Tax Assessments) the ultimate resolution of currently outstanding matters will not have a material adverse effect on our financial condition, results of operations or cash flow. However, there is no assurance that we will ultimately be successful in our defense of any of these matters or that an adverse outcome in any matter will not affect our results of operations, financial condition, or cash flow. Further, future claims, lawsuits and legal proceedings could materially and adversely affect our business, reputation, results of operations, and financial condition.

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

The final administrative appeal of the Second Assessment was decided against the Company in 2017. In 2018, we decided to appeal this decision to the judicial level. In the event we do not prevail at the judicial level, we will be required to pay an additional penalty representing attorneys' costs and fees; accordingly, in the first quarter of 2019, the Company recorded an additional reserve of $5.6 million. In connection with the judicial challenge, we were required to provide security to guarantee payment of the Second Assessment should we not prevail. The First Assessment is still being challenged through established administrative procedures.

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

Because there is no settled legal precedent on which to base a definitive opinion as to whether we will ultimately prevail, we consider the outcome of this dispute to be uncertain. Since it is not more likely than not that we will prevail, in 2012, we recorded a reserve in the amount of $44.5 million (at December 31, 2012 exchange rates) in consideration of this contingency, of which $43.3 million was recorded as an adjustment to the purchase price and which included the 2007-2012 tax years plus penalties and interest through December 2012. Included in this reserve is an assumption of penalties at 75 percent, which is the standard penalty. While there is a possibility that a penalty of 150 percent could be imposed in connection with the First Assessment, based on the facts in our case and existing precedent, we believe the likelihood of a 150 percent penalty is not more likely than not as of December 31, 2019. We will continue to actively monitor administrative and judicial court decisions and evaluate their impact, if any, on our legal assessment of the ultimate outcome of our disputes. In addition, we will continue to accrue interest related to this contingency until such time as the outcome is known or until evidence is presented that we are more likely than not to prevail. The time limit for issuing an assessment for 2011 and 2012 expired in January 2018 and January 2019, respectively. Since we did not receive assessments for either of these periods, we reversed the amounts previously accrued, including $5.6 million related to 2011, which was released in the first quarter of 2018. During the years ended December 31, 2019, 2018 and 2017, we accrued additional interest as a charge to current income tax expense of $0.9 million, $1.1 million and $2.2 million, respectively. At current exchange rates, our accrual through December 31, 2019, including tax, penalties and interest, is $34.8 million (reported in "Other non-current liabilities").

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER
PURCHASES OF EQUITY SECURITIES

Common Stock Information

Our common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "ACCO." As of February 18, 2020, we had approximately 10,492 record holders of our common stock.

Stock Performance Graph

The following graph compares the cumulative total stockholder return on our common stock to that of the S&P Office Services and Supplies (SuperCap1500) Index and the Russell 2000 Index assuming an investment of $100 in each from December 31, 2014 through December 31, 2019.

	Cumulative Total Return
	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19
ACCO Brands Corporation	$100.00	$79.13	$144.84	$135.41	$76.89	$109.13
Russell 2000	100.00	95.59	115.95	132.94	118.30	148.49
S&P Office Services and Supplies (SuperCap1500)	100.00	87.41	94.15	89.20	77.60	94.46

Common Stock Purchases

The following table provides information about our purchases of equity securities during the quarter ended December 31, 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
October 1, 2019 to October 31, 2019	270,491	$9.56	270,491	$149,407,077
November 1, 2019 to November 30, 2019	412,247	9.36	412,247	145,546,388
December 1, 2019 to December 31, 2019	173,399	9.12	173,399	143,964,231
Total	856,137	$9.38	856,137	$143,964,231

(1) On February 14, 2018, the Company announced that its Board of Directors had approved an authorization to repurchase up to $100 million in shares of its common stock. On August 7, 2019, the Company announced that its Board of Directors had approved an authorization to repurchase up to an additional $100 million in shares of its common stock.

During the year ended December 31, 2019, we repurchased $65.0 million of our common stock in the open market.

The number of shares to be purchased, if any, and the timing of purchases will be based on the Company's stock price, leverage ratios, cash balances, general business and market conditions, and other factors, including alternative investment opportunities and working capital needs. The Company may repurchase its shares, from time to time, through a variety of methods, including open-market purchases, privately negotiated transactions and block trades or pursuant to repurchase plans designed to comply with the Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. Any stock repurchases will be subject to market conditions, SEC regulations and other considerations, and may be commenced or suspended at any time or from time to time, without prior notice. Accordingly, there is no guarantee as to the number of shares that will be repurchased or the timing of such repurchases.

Dividend Policy

In February 2018, the Company's Board of Directors approved the initiation of a dividend program under which the Company intends to pay a regular quarterly cash dividend. Dividend information for each quarter of fiscal years 2019 and 2018 is summarized below:

	2019	2018
First quarter	$0.060	$0.060
Second quarter	0.060	0.060
Third quarter	0.060	0.060
Fourth quarter	0.065	0.060
Total	$0.245	$0.240

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

	Year Ended December 31,
(in millions, except per share data)	2019(1)	2018(1)	2017(1)	2016(1)	2015
Income Statement Data:
Net sales	$1,955.7	$1,941.2	$1,948.8	$1,557.1	$1,510.4
Operating income(2) (3)	196.2	187.0	184.5	159.1	155.1
Interest expense	43.2	41.2	41.1	49.3	44.5
Interest income	(3.2)	(4.4)	(5.8)	(6.4)	(6.6)
Non-operating pension income(3)	(5.5)	(9.3)	(8.5)	(8.2)	(8.4)
Other (income) expense, net(4)	(1.8)	1.6	(0.4)	1.4	2.1
Net income(5)	106.8	106.7	131.7	95.5	85.9
Per common share:
Net income(5)
Basic	$1.07	$1.02	$1.22	$0.89	$0.79
Diluted	1.06	1.00	1.19	0.87	0.78
Cash dividends declared per common share	0.245	0.240	—	—	—

Balance Sheet Data (as of December 31):
Total assets	$2,788.6	$2,786.4	$2,799.1	$2,064.5	$1,953.4
Total debt, net	810.4	882.5	932.4	696.2	720.5
Total stockholders’ equity	773.7	789.7	774.1	708.7	581.2
Other Data:
Cash provided by operating activities	$203.9	$194.8	$204.9	$167.1	$171.2
Cash used by investing activities	(79.6)	(71.9)	(319.1)	(106.4)	(24.6)
Cash (used) provided by financing activities	(163.4)	(125.6)	142.2	(76.4)	(137.8)

(1)
The Company completed the acquisition (the "Foroni Acquisition") of Indústria Gráfica Foroni Ltda. ("Foroni") effective August 1, 2019; the results of Foroni are included as of that date. The Company completed the acquisition (the "GOBA Acquisition") of GOBA Internacional, S.A. de C.V. ("GOBA") on July 2, 2018; the results of GOBA are included as of that date. The Company completed the acquisition (the "Esselte Acquisition") of Esselte Group Holdings AB ("Esselte") on January 31, 2017; the results of Esselte are included as of February 1, 2017. On May 2, 2016, the Company completed the acquisition of Australia Stationery Industries, Inc. (the "PA Acquisition"), which indirectly owned the 50% of the Pelikan Artline joint venture and the issued capital stock of Pelikan Artline Pty Limited (collectively, "Pelikan Artline") that was not already owned by the Company.

(2)
Operating income for the years 2019, 2018, 2017, 2016, and 2015 was impacted by restructuring charges (credits) of $12.0 million, $11.7 million, $21.7 million, $5.4 million, and $(0.4) million, respectively. Such charges were largely employee severance related, and were principally associated with post-merger integration activities following various acquisitions.

(3)
On January 1, 2018, we adopted the accounting standard ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The new standard requires presentation of all components of net periodic pension and postretirement benefit (income)/costs, other than service costs, in an income statement line item included in "Non-operating (income)/expense." On this basis, the Company restated its operating income for the years 2017, 2016, and 2015, which was reduced $8.5 million, $8.2 million and $8.4 million, respectively.

(4)
Other (income) expense, net for the year 2019 included income of $3.3 million related to certain Brazilian tax credits. See "Note 19. Commitments and Contingencies - Brazil Tax Credits" to the consolidated financial statements contained in Part

II, Item 8. of this report for additional details. Other (income) expense, net for the year 2016 included a $28.9 million non-cash gain arising from the Pelikan Artline acquisition due to the revaluation of the previously held equity interest to fair value. Other (income) expense, net for the years 2016 and 2015 was also impacted by incremental charges related to various refinancings of $29.9 million and $1.9 million, respectively.

(5)	In 2017, we recorded a net tax benefit of $25.7 million related to the U.S. Tax Act.

SUPPLEMENTAL NON-GAAP FINANCIAL MEASURES

To supplement our consolidated financial statements presented in accordance with generally accepted accounting principles in the U.S. ("GAAP"), we provide investors with certain non-GAAP financial measures, including comparable net sales. Comparable net sales represents net sales excluding the impact of acquisitions and with current-period foreign operation sales translated at prior-year currency rates.

We use comparable net sales both to explain our results to stockholders and the investment community and in the internal evaluation and management of our business. We believe comparable net sales provide management and investors with a more complete understanding of our underlying operational results and trends, facilitate meaningful period-to-period comparisons and enhance an overall understanding of our past, and future, financial performance. We sometimes refer to comparable net sales as comparable sales. Comparable net sales should not be considered in isolation or as a substitute for, or superior to, the directly comparable GAAP financial measure and should be read in connection with the Company’s financial statements presented in accordance with GAAP.

The following tables provides a reconciliation of GAAP net sales change as reported to non-GAAP comparable net sales change:

	Amount of Change - Year Ended December 31, 2019 compared to the Year Ended December 31, 2018
	$ Change - Net Sales
		Non-GAAP
	GAAP			Comparable
	Net Sales	Currency		Net Sales
(in millions)	Change	Translation	Acquisitions	Change
ACCO Brands North America	$26.1	$(2.5)	$—	$28.6
ACCO Brands EMEA	(35.9)	(34.1)	—	(1.8)
ACCO Brands International	24.3	(18.9)	54.2	(11.0)
Total	$14.5	$(55.5)	$54.2	$15.8

	% Change - Net Sales
		Non-GAAP
	GAAP			Comparable
	Net Sales	Currency		Net Sales
	Change	Translation	Acquisitions	Change
ACCO Brands North America	2.8%	(0.3)%	—%	3.1%
ACCO Brands EMEA	(5.9)%	(5.6)%	—%	(0.3)%
ACCO Brands International	6.1%	(4.8)%	13.7%	(2.8)%
Total	0.7%	(2.9)%	2.8%	0.8%

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

INTRODUCTION

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements of ACCO Brands Corporation and the accompanying notes contained in Item 8. of this report. The following discussion and analysis are for the year ended December 31, 2019, compared to the same period in 2018 unless otherwise stated. For a discussion and analysis of the year ended December 31, 2018, compared to the same period in 2017, please refer to "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in Part II, Item 7. of our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission (the "SEC") on February 27, 2019.

Overview of the Company

ACCO Brands designs, markets, and manufactures well-recognized consumer, school, and office products. Our widely known brands include AT-A-GLANCE®, Barrilito®, Derwent®, Esselte®, Five Star®, Foroni®, GBC®, Hilroy®, Kensington®, Leitz®, Marbig®, Mead®, NOBO®, Quartet®, Rapid®, Rexel®, Swingline®, Tilibra® and Wilson Jones®. Approximately 75 percent of our net sales come from brands that occupy the No. 1 or No. 2 position in the product categories in which we compete. We distribute our products through a wide variety of retail and commercial channels to ensure that our products are readily and conveniently available for purchase by consumers and other end-users, wherever they prefer to shop. These channels include mass retailers, e-tailers, discount, drug/grocery and variety chains; warehouse clubs; hardware and specialty stores; independent office product dealers; office superstores; wholesalers; and contract stationers. Our products are sold primarily in the U.S., Europe, Brazil, Australia, Canada, and Mexico. For the year ended December 31, 2019, approximately 43 percent of our net sales were in the U.S.

Our leading product category positions provide the scale to invest in marketing and product innovation to drive profitable growth. Over the long term, we expect to derive much of our growth from emerging markets such as Latin America and parts of Asia, the Middle East, and Eastern Europe. These areas exhibit sales growth for our product categories. In all of our markets, we see opportunities for sales growth through share gains, channel expansion, and product enhancements.

Our strategy is to grow our global portfolio of consumer brands, offer more innovative products, increase our presence in faster growing geographies and channels, and diversify our customer base. We plan to supplement organic growth with strategic acquisitions in both existing and adjacent product categories. We generate strong operating cash flow, and will continue to leverage our cost structure through synergies and productivity savings to drive long-term profit improvement.

In support of these strategic imperatives, we have been transforming our business by acquiring companies with consumer and other end-user demanded brands, diversifying our distribution channels, and increasing our global presence. These acquisitions have meaningfully expanded our portfolio of well-known brands, enhanced our competitive position from both a product and channel perspective, and added scale to our operations. Today ACCO Brands is a global enterprise focused on developing innovative branded consumer products for use in businesses, schools, and homes.

Acquisitions

Indústria Gráfica Foroni Ltda. Acquisition

Effective August 1, 2019, we completed the acquisition (the "Foroni Acquisition") of Indústria Gráfica Foroni Ltda. ("Foroni"), a leading provider of Foroni® branded notebooks and paper-based school and office products in Brazil. The preliminary purchase price was $42.1 million, and is subject to working capital and other adjustments. We also assumed $7.6 million of debt. The Foroni Acquisition advances our strategy to expand in faster growing geographies and product categories, add consumer-centric brands and diversify our customer base. The results of Foroni are included in the ACCO Brands International segment effective August 1, 2019.

GOBA Internacional, S.A. de C.V. Acquisition

On July 2, 2018, we completed the acquisition (the "GOBA Acquisition") of GOBA Internacional, S.A. de C.V. ("GOBA") for a purchase price of $37.2 million, net of cash acquired and working capital adjustments. GOBA is a leading provider of Barrilito® branded school and craft products in Mexico. The acquisition increased the breadth and depth of our distribution throughout

Mexico, especially with wholesalers and retailers and added a strong offering of school and craft products to our product portfolio in Mexico. The results of GOBA are included in the ACCO Brands International segment as of July 2, 2018.

Esselte Group Holdings AB Acquisition

On January 31, 2017, we completed the acquisition (the "Esselte Acquisition") of Esselte. The acquisition of Esselte made ACCO Brands a leading European manufacturer and marketer of branded consumer and office products, and improved ACCO Brands' scale. Esselte products are primarily marketed under the Leitz®, Rapid® and Esselte® brands in the storage and organization, stapling, punching, binding and laminating equipment and do-it-yourself tools product categories. The results of Esselte are included in all three of the Company's segments, but primarily in the ACCO Brands EMEA segment as of February 1, 2017.

For further information on the acquisitions, see "Note 3. Acquisitions" to the consolidated financial statements contained in Item 8. of this report.

Operating Segments

The Company has three operating business segments, each of which is comprised of different geographic regions. The Company's three operating segments are as follows:

Operating Segment	Geography	Primary Brands	Primary Products
ACCO Brands North America	United States and Canada	Five Star®, Quartet®, AT-A-GLANCE®, GBC®, Swingline®, Kensington®, Mead®, and Hilroy®	School notebooks, planners, dry erase boards, storage and organization products (3-ring binders), stapling, punching, laminating, binding products, and computer accessories

ACCO Brands EMEA	Europe, Middle East and Africa	Leitz®, Rapid®, Esselte®, Kensington®, Rexel® GBC®, NOBO®, and Derwent®
Storage and organization products (lever-arch binders, sheet protectors, indexes), stapling, punching, laminating, shredding, do-it-yourself tools, dry erase boards, writing instruments and computer accessories

ACCO Brands International	Australia/N.Z., Latin America and Asia-Pacific	Tilibra®, GBC®, Barrilito®, Foroni®, Marbig®, Kensington®, Artline®*, Wilson Jones®, Quartet®, Spirax®, and Rexel® *Australia/N.Z. only
School notebooks, planners, dry erase boards, storage and organization products (binders, sheet protectors and indexes), stapling, punching, laminating, shredding, writing instruments, janitorial supplies and computer accessories

Each business segment designs, markets, sources, manufactures, and sells recognized consumer and other end-user demanded branded products used in businesses, schools, and homes. Product designs are tailored to end-user preferences in each geographic region, and where possible, leverage common engineering, design, and sourcing.

Our product categories include storage and organization; stapling; punching; laminating, shredding, and binding machines; dry erase boards; notebooks; calendars; computer accessories; and do-it-yourself tools, among others. Our portfolio includes both globally and regionally recognized brands. The revenue in the North America and International segments includes significant sales of consumer products that have very important, seasonal selling periods related to back-to-school and calendar year-end. For North America and Mexico, back-to-school straddles the second and third quarters, and for the Southern hemisphere it takes place in the fourth and first quarters. We expect sales of consumer products to become a greater percentage of our revenue because demand for consumer back-to-school products is growing faster than demand for most business-related and calendar products.

We distribute our products through a wide variety of retail and commercial channels to ensure that they are readily and conveniently available for purchase by consumers and other end-users, wherever they prefer to shop. These channels include mass retailers, e-tailers, discount, drug/grocery and variety chains, warehouse clubs, hardware and specialty stores, independent office product dealers, office superstores, wholesalers, and contract stationers. We also sell direct to commercial and consumer end-users through e-commerce sites and our direct sales organization.

Foreign Exchange Rates

Approximately 57 percent of our net sales for the year ended December 31, 2019, were transacted in a currency other than the U.S. dollar. Additionally, we source approximately one half of our products from China and other Far Eastern countries using U.S. dollars. As a result, our sales, profitability and cash flow are affected by the fluctuation in foreign currency rates relative to the U.S. dollar. During 2019, the dollar continued to strengthen against foreign currencies, which negatively impacted our sales and operating income.

The full year average foreign exchange rates compared with the prior year for most of our major currencies relative to the U.S. dollar is detailed below:

2019 Average Versus 2018 Average
Currency	Increase/(Decline)
Euro	(5)%
Australian dollar	(7)%
Canadian dollar	(2)%
Brazilian real	(8)%
Swedish krona	(8)%
British pound	(4)%
Mexican peso	—%
Japanese yen	1%

Overview of 2019 Performance

For the year ended December 31, 2019, net sales increased 0.7 percent. The GOBA and Foroni acquisitions contributed $54.2 million in net sales, which offset negative foreign exchange of $55.5 million. The comparable net sales increase of 0.8 percent was due to North America. Operating income increased 4.9 percent, primarily due to higher sales and cost savings, which were partially offset by adverse foreign exchange that reduced operating income $6.4 million, or 3.4 percent.

Inflation, including U.S. tariffs, and the need to offset these with increases in our sales prices, was a challenge during the year, as was adverse foreign exchange. The strength of the U.S. dollar not only reduced the translated value of all of our foreign operations' financial results, but also created inflationary pressures as these operations sell many products in their local currencies that are sourced in U.S. dollars (mainly from China).

Operating cash flow for the year ended December 31, 2019, was $203.9 million, which was higher than last year's operating cash flow of $194.8 million. Operating cash flow in 2019, together with reduced cash on hand, was used to fund:

(in millions)	Use of Cash
Debt repayments	$70.6
Share repurchases	65.0
Acquisitions	41.3
Dividends	24.4
Capital expenditures	32.8
Other assets acquired	6.0

Consolidated Results of Operations for the Years Ended December 31, 2019 and 2018

	Year Ended December 31,		Amount of Change
(in millions, except per share data)	2019(1)	2018(2)	$	%/pts
Net sales	$1,955.7	$1,941.2	$14.5	0.7%
Cost of products sold	1,322.2	1,313.4	8.8	0.7%
Gross profit	633.5	627.8	5.7	0.9%
Gross profit margin	32.4%	32.3%		0.1	pts
Selling, general and administrative expenses	389.9	392.4	(2.5)	(0.6)%
Amortization of intangibles	35.4	36.7	(1.3)	(3.5)%
Restructuring charges	12.0	11.7	0.3	2.6%
Operating income	196.2	187.0	9.2	4.9%
Operating income margin	10.0%	9.6%		0.4	pts
Interest expense	43.2	41.2	2.0	4.9%
Interest income	(3.2)	(4.4)	(1.2)	(27.3)%
Non-operating pension income	(5.5)	(9.3)	(3.8)	(40.9)%
Other (income) expense, net	(1.8)	1.6	3.4	NM
Income before income tax	163.5	157.9	5.6	3.5%
Income tax expense	56.7	51.2	5.5	10.7%
Effective tax rate	34.7%	32.4%		2.3	pts
Net income	106.8	106.7	0.1	0.1%
Weighted average number of diluted shares outstanding:	101.0	107.0	(6.0)	(5.6)%
Diluted income per share	$1.06	$1.00	$0.06	6.0%

(1)	The Company acquired Foroni effective August 1, 2019; the results of Foroni are included as of that date.

(2)	The Company acquired GOBA on July 2, 2018; the results of GOBA are included as of that date.

Net Sales

Net sales were $1,955.7 million, up $14.5 million, or 0.7 percent, from $1,941.2 million in 2018. Net sales benefited from acquisitions with the additional six months for GOBA and five months for Foroni contributing $23.7 million and $30.5 million, respectively, or 2.8 percent. Unfavorable foreign exchange reduced net sales $55.5 million, or 2.9 percent. Comparable net sales increased $15.8 million, or 0.8 percent, as higher net sales in North America, driven by higher pricing to offset inflation and tariffs, were partially offset by a decline in the International segment. EMEA comparable net sales were essentially flat.

Cost of Products Sold

Cost of products sold includes all manufacturing, product sourcing and distribution costs, including depreciation related to assets used in the manufacturing, procurement, and distribution processes; allocation of certain information technology costs supporting those processes; inbound and outbound freight; shipping and handling costs; purchasing costs associated with materials and packaging used in the production processes, and inventory valuation adjustments.

Cost of products sold was $1,322.2 million, up $8.8 million, or 0.7 percent, from $1,313.4 million in 2018. GOBA and Foroni added $36.2 million, or 2.8 percent. Foreign exchange reduced cost of products sold $37.2 million, or 2.8 percent. Excluding GOBA, Foroni, and foreign exchange, cost of products sold increased due to inflationary cost increases, partially offset by cost savings, primarily in North America.

Gross Profit

We believe that gross profit and gross profit margin provide enhanced stockholder understanding of underlying profit drivers. Gross profit of $633.5 million increased $5.7 million, or 0.9 percent, from $627.8 million in 2018. GOBA and Foroni contributed $18.0 million, or 2.9 percent. Foreign exchange reduced gross profit $18.3 million, or 2.9 percent in 2019. Excluding GOBA, Foroni, and foreign exchange, gross profit increased, primarily from higher net sales in the North America segment, partially offset by unfavorable product mix.

Gross profit as a percent of net sales increased slightly to 32.4 percent from 32.3 percent.

Selling, General and Administrative expenses

Selling, general and administrative expenses ("SG&A") include advertising, marketing, selling (including commissions), research and development, customer service, depreciation related to assets outside the manufacturing and distribution processes, and all other general and administrative expenses outside the manufacturing and distribution functions (e.g., finance, human resources, information technology, facilities, and corporate expenses).

SG&A of $389.9 million decreased $2.5 million, or 0.6 percent, from $392.4 million in 2018. GOBA, and Foroni, added approximately $9.7 million, or 2.5 percent, including $2.3 million of transaction and integration costs. Foreign exchange reduced SG&A $10.5 million, or 2.7 percent. The prior-year period included $4.6 million in integration costs related primarily to the Esselte Acquisition. Excluding GOBA, Foroni, transaction and integration costs, and foreign exchange, SG&A increased due to higher incentive accruals.

SG&A as a percentage of net sales decreased slightly to 19.9 percent from 20.2 percent.

Operating Income

Operating income was $196.2 million, up $9.2 million, or 4.9 percent, from $187.0 million in 2018. GOBA and Foroni contributed $9.6 million, or 5.1 percent. Foreign exchange reduced operating income $6.4 million, or 3.4 percent. Excluding the acquisitions, restructuring charges, transaction and integration costs, and foreign exchange, operating income increased primarily due to higher net sales and cost savings, which more than offset inflation, including tariffs, unfavorable product mix and higher incentive accruals.

Interest Expense, Non-Operating Pension Income and Other (Income) Expense, Net

Interest expense was $43.2 million, up $2.0 million, or 4.9 percent, from $41.2 million in 2018. The increase was primarily due to higher average debt outstanding during the year and higher interest rates on our variable rate debt.

Non-operating pension income was $5.5 million, down $3.8 million, or 40.9 percent, from $9.3 million last year. The decrease was due to lower expected rates of return on plan assets in our foreign pension plans.

Other (income) expense, net was income of $1.8 million compared with expense of $1.6 million in 2018. The increase in income was primarily due to the utilization of $3.3 million in Brazilian tax credits in the fourth quarter of 2019 to reduce certain operating taxes. See "Note 19. Commitments and Contingencies - Brazil Tax Credits" to the consolidated financial statements contained in Part II, Item 8. of this report for additional details.

Income Tax Expense

Income tax expense was $56.7 million on income before taxes of $163.5 million, or an effective tax rate of 34.7 percent. The high effective tax rate was primarily due to recording $5.6 million in additional reserves for uncertain tax positions in connection with the Brazil Tax Assessments that were recorded in the first quarter of 2019. For the prior year, income tax expense was $51.2 million on income before taxes of $157.9 million, or an effective tax rate of 32.4 percent.

See "Note 12. Income Taxes - Brazil Tax Assessments" to the condensed consolidated financial statements contained in Part II, Item 8. of this report for additional details.

Net Income/Diluted Income per Share

Net income was $106.8 million, up $0.1 million, or 0.1 percent, from $106.7 million in 2018. Foreign exchange reduced net income $3.3 million, or 3.1 percent. Diluted income per share was $1.06, compared with $1.00 last year. Excluding GOBA, Foroni, restructuring charges, transaction and integration costs, and foreign exchange, net income decreased primarily due to higher income taxes, partially offset by higher operating income. Diluted income per share benefited from fewer outstanding shares.

Segment Net Sales and Operating Income for the Years Ended December 31, 2019 and 2018

	Year Ended December 31, 2019			Amount of Change
	Net Sales	Segment Operating Income(1)	Operating Income Margin	Net Sales	Net Sales	Segment Operating Income	Segment Operating Income	Margin Points

(in millions)				$	%	$	%
ACCO Brands North America	$966.8	$131.0	13.5%	$26.1	2.8%	$14.4	12.3%	110
ACCO Brands EMEA	569.3	58.6	10.3%	(35.9)	(5.9)%	(0.8)	(1.3)%	50
ACCO Brands International	419.6	48.5	11.6%	24.3	6.1%	(0.7)	(1.4)%	(80)
Total	$1,955.7	$238.1		$14.5		$12.9

	Year Ended December 31, 2018
	Net Sales	Segment Operating Income(1)	Operating Income Margin

(in millions)
ACCO Brands North America	$940.7	$116.6	12.4%
ACCO Brands EMEA	605.2	59.4	9.8%
ACCO Brands International	395.3	49.2	12.4%
Total	$1,941.2	$225.2

(1)
Segment operating income excludes corporate costs. See "Note 18. Information on Business Segments" to the condensed consolidated financial statements contained in Part II, Item 8. of this report for a reconciliation of total "Segment operating income" to "Income before income tax."

ACCO Brands North America

Net sales were $966.8 million, up $26.1 million, or 2.8 percent, from $940.7 million in 2018. Unfavorable foreign exchange reduced net sales $2.5 million, or 0.3 percent. Comparable net sales increased 3.1 percent, driven by higher pricing that offset the impact of inflation and tariffs, as well as strong back-to-school sales, partially offset by volume declines, including lost placements in office and calendar products.

Operating income was $131.0 million, up $14.4 million, or 12.3 percent, from $116.6 million in 2018. Operating income margin increased to 13.5 percent from 12.4 percent. Operating income and margin increased because of higher net sales and cost savings, partially offset by higher incentive accruals.

ACCO Brands EMEA

Net sales were $569.3 million, down $35.9 million, or 5.9 percent, from $605.2 million in 2018. Unfavorable foreign exchange reduced net sales $34.1 million, or 5.6 percent. Comparable net sales decreased 0.3 percent. Results in 2018 benefited from strong demand for shredders generated by Europe's new privacy law, making the 2019 sales comparison difficult. After a strong first quarter, demand softened during the second and third quarters, returning to almost flat in the fourth quarter.

Operating income was $58.6 million, down $0.8 million, or 1.3 percent, from $59.4 million in 2018. Foreign exchange reduced operating income $3.7 million, or 6.2 percent. Operating margin increased to 10.3 percent from 9.8 percent. Excluding foreign exchange, operating income increased primarily due to $5.7 million of lower restructuring charges and integration costs and savings from prior-year restructuring, partially offset by foreign-exchange-related cost of products inflation and lower net sales.

ACCO Brands International

Net sales were $419.6 million, up $24.3 million, or 6.1 percent, from $395.3 million in 2018. The GOBA and Foroni acquisitions contributed net sales of $23.7 million and $30.5 million, respectively, for a total of 13.7 percent. Unfavorable foreign exchange reduced net sales $18.9 million, or 4.8 percent. Comparable net sales decreased 2.8 percent due to lost placements in Australia and the exit of low-margin product lines in Asia, which were partially offset by strong back-to-school sales in Brazil.

Operating income was $48.5 million, down $0.7 million, or 1.4 percent, from $49.2 million in 2018. GOBA and Foroni added $9.6 million, or 19.5 percent. Foreign exchange reduced operating income $2.4 million, or 4.9 percent. Operating income margin decreased to 11.6 percent from 12.4 percent. Excluding the acquisitions and foreign exchange, operating income decreased primarily from lower comparable net sales and lower gross profit. In addition, the segment results were negatively impacted by $2.8 million in higher restructuring charges, as well as expenses associated with our exit of low-margin product lines in Asia.

Liquidity and Capital Resources

Our primary liquidity needs are to service indebtedness, fund capital expenditures, fund our acquisition strategy and support working capital requirements. Our principal sources of liquidity are cash flow from operating activities, cash and cash equivalents held and seasonal borrowings under our $600 million multi-currency Revolving Facility (as defined in "Debt Amendment" below). As of December 31, 2019, there was $22.2 million in borrowings outstanding under the Revolving Facility ($8.2 million reported in "Current portion of long-term debt" and $14.0 million reported in "Long-term debt, net") and the amount available for borrowings was $566.6 million (allowing for $11.2 million of letters of credit outstanding on that date). We maintain adequate financing arrangements at market rates.

The $437.2 million of debt currently outstanding under our senior secured credit facilities has a weighted average interest rate of 2.09 percent as of December 31, 2019, and $375.0 million outstanding principal amount of our senior unsecured notes (the "Senior Unsecured Notes") has a fixed interest rate of 5.25 percent.

Because of the seasonality of our business, we typically generate much of our cash flow from operating activities in the third and fourth quarters, as accounts receivable are collected, and we typically use cash in the second quarter to fund working capital in order to support the North America back-to-school season. We had a different cash flow pattern in 2019, with a large operating cash outflow in the first quarter and a smaller outflow in the second quarter, which resulted from our decision to purchase raw materials and finished goods inventory for the 2019 year in late 2018 to secure supply and partially mitigate the effect of anticipated inflation and tariffs. As expected and as shown below, in the third quarter of 2019 we generated significantly higher operating cash inflow than we did last year, due to reduced payments for inventory. We expect our cash flow to largely return to historical timing patterns in 2020.

Summary of Cash Flow by Quarter and Full-Year for 2019 and 2018:

	2019
(in millions)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Full Year
Net cash (used) provided by operating activities:	$(61.3)	$(54.4)	$190.8	$128.8	$203.9

Net cash (used) by investing activities:	(12.5)	(7.1)	(49.5)	(10.5)	(79.6)

Net cash provided (used) by financing activities:	107.6	54.3	(196.0)	(129.3)	(163.4)
Effect of foreign exchange rate changes on cash and cash equivalents	(0.3)	0.8	(1.7)	1.1	(0.1)
Net increase (decrease) in cash and cash equivalents	$33.5	$(6.4)	$(56.4)	$(9.9)	$(39.2)

	2018
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Full Year
Net cash provided (used) by operating activities:	$60.4	$(66.9)	$91.2	$110.1	$194.8

Net cash (used) by investing activities:	(8.0)	(9.0)	(46.4)	(8.5)	(71.9)

Net cash (used) provided by financing activities:	(7.0)	99.1	(88.2)	(129.5)	(125.6)
Effect of foreign exchange rate changes on cash and cash equivalents	0.4	(6.7)	(0.8)	(0.1)	(7.2)
Net increase (decrease) in cash and cash equivalents	$45.8	$16.5	$(44.2)	$(28.0)	$(9.9)

Consolidated cash and cash equivalents were $27.8 million as of December 31, 2019, approximately $7 million of which was held in Brazil. Our Brazilian business is highly seasonal due to the timing of the back-to-school season, which coincides with the calendar year-end in the fourth quarter. Due to various tax laws, it is costly to transfer short-term working capital in and out of Brazil; therefore, our normal practice is to hold seasonal cash requirements in Brazil, and invest in short-term Brazilian government securities. In the third quarter of 2019, we used $42.1 million of Brazil's cash on hand to fund the Foroni Acquisition.

Our priorities for cash flow use over the near term, after funding business operations, are funding dividends, strategic acquisitions, debt reduction, and share repurchases.

The continued declaration and payment of dividends is at the discretion of the Board of Directors and will be dependent upon, among other things, the Company's financial position, results of operations, cash flows and other factors.

Debt Amendment

Effective May 23, 2019, the Company entered into a Second Amendment (the "Second Amendment") to the Third Amended and Restated Credit Agreement among the Company, certain subsidiaries of the Company, Bank of America, N.A., as administrative agent, and the other agents and various lenders party thereto (the "Credit Agreement"), dated as of January 27, 2017. Pursuant to the Second Amendment, the Credit Agreement was amended to, among other things:

•	extend the maturity date to May 23, 2024;

•	increase the aggregate revolving credit commitments under our multi-currency revolving facility (the "Revolving Facility") from $500.0 million to $600.0 million;

•	establish a new term loan facility denominated in U.S. Dollars in an aggregate principal amount of $100.0 million (the "USD Term Loan");

•	replace the minimum fixed charge coverage ratio of 1.25:1.00 with a minimum interest coverage ratio, as calculated under the Credit Agreement, of 3.00:1.00;

•
reflect a more favorable restricted payment covenant, with the consolidated leverage ratio hurdle for unlimited restricted payments (including share repurchases and dividends) as calculated under the Credit Agreement increasing from 2.50x to 3.25x;

•
reflect, in certain cases, more favorable pricing with a 25 basis point reduction in the applicable rate on outstanding loans than was in effect prior to the Second Amendment based on the Company's then current consolidated leverage ratio, along with lower fees on undrawn amounts;

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

Financial Covenants

The Company’s Consolidated Leverage Ratio (as defined in the Credit Agreement), as of the end of any fiscal quarter may not exceed 3.75:1.00; provided that as of the end of any fiscal quarter in which a Material Acquisition (as defined in the Credit Agreement) occurs, and as of the end of the three fiscal quarters thereafter, the maximum Consolidated Leverage Ratio level will increase by 0.50:1.00, provided that no more than one such increase can be in effect at any time.

The Credit Agreement also requires the Company to maintain a Consolidated Interest Charge Coverage Ratio (as defined in the Credit Agreement) as of the end of any fiscal quarter at or above 3.00 to 1.00.

As of December 31, 2019, our Consolidated Leverage Ratio was approximately 2.6 to 1 and our Interest Coverage Ratio was approximately 7.5 to 1.

Other Covenants and Restrictions

The Credit Agreement contains customary affirmative and negative covenants, as well as events of default, including payment defaults, breach of representations and warranties, covenant defaults, cross-defaults, certain bankruptcy or insolvency events, certain ERISA-related events, changes in control or ownership, and invalidity of any loan document. The Credit Agreement also establishes limitations on the aggregate amount of Permitted Acquisitions and Investments (each as defined in the Credit Agreement) that the Company and its subsidiaries may make during the term of the Credit Agreement.

As of and for the periods ended December 31, 2019 and December 31, 2018, the Company was in compliance with all applicable loan covenants under its senior secured credit facilities and the Senior Unsecured Notes.

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

During the year ended December 31, 2019, the Company recorded an aggregate $12.0 million in restructuring expenses, primarily for employee severance expense associated with several cost savings initiatives. We recorded $5.6 million of restructuring expense for our North America segment, $2.3 million for our EMEA segment, and $2.7 million for our International segment. In addition, we recorded $1.4 million of restructuring expense for Corporate. For further information, see "Note 11. Restructuring" to the consolidated financial statements contained in Item 8. of this report.

In addition, during the year ended December 31, 2019, the Company recorded an aggregate $0.7 million in non-restructuring integration expenses related to recent acquisitions within our International segment.

Cash Flow for the Years Ended December 31, 2019 and 2018

Cash Flow from Operating Activities

Cash provided by operating activities during the year ended December 31, 2019 of $203.9 million was $9.1 million more than the $194.8 million provided in the 2018 period. The increase resulted from lower payments of customer incentives, primarily due to the settlement of disputed amounts which occurred in the prior year; and lower payments of annual and long-term employee incentive payments in the first quarter of 2019 that were $12 million lower than those in the prior year. These items were partially offset by reduced contributions from working capital (accounts receivable, inventories, and accounts payable) and higher income tax payments. Income tax payments in 2019 of $41.9 million were $8.2 million higher than 2018 due to international tax payments that were reduced in 2018 by the use of tax losses accumulated in prior years and the deferral of payments related to legal entity reorganizations.

The table below shows our cash flow from accounts receivable, inventories and accounts payable for the years ended December 31, 2019 and 2018:

	Year Ended December 31,		Amount of Change
(in millions)	2019	2018
Accounts receivable	$(14.8)	$46.0	$(60.8)
Inventories	71.4	(92.9)	164.3
Accounts payable	(32.8)	101.0	(133.8)
Cash flow provided by net working capital	$23.8	$54.1	$(30.3)

•	Accounts receivable used $14.8 million in 2019, resulting in an adverse change of $60.8 million, when compared with a contribution of $46.0 million in the prior year. Sales during the last two months of 2019 were higher than the prior year in several geographies which, in combination with seasonally strong sales from the Foroni acquisition, drove the increase in accounts receivable at year-end 2019.

•
Inventory reduction efforts generated $71.4 million in 2019, a favorable change of $164.3 million when compared with the $92.9 million used in the prior year. Inventory rose at year-end 2018 following advanced purchases of materials to secure supply and to partially reduce the impact on 2019 cost of products sold from anticipated inflation, including tariffs. As a result, incremental purchases in 2019 were lower than the prior year and inventory levels are now similar to our seasonal normal, although reflecting inflation, including tariffs.

•
Accounts payable used $32.8 million in 2019, an adverse change of $133.8 million when compared with the $101.0 million contributed in 2018. This was due to a cycle of earlier inventory purchases which occurred primarily in the fourth quarter of 2018 that resulted in unusually high payables at year-end 2018 (and higher payments earlier in 2019). Inventory purchases returned to more normalized levels during the second half of 2019, resulting in a reduction in accounts payable at year end.

Cash Flow from Investing Activities

Cash used by investing activities was $79.6 million and $71.9 million for the years ended December 31, 2019 and 2018, respectively. The 2019 cash outflow included $42.1 million of preliminary purchase price paid for the Foroni Acquisition in Brazil and $6.0 million of purchase price paid to acquire certain assets from Cumberland Stationary in Australia, and is net of receipt of the final purchase price adjustment associated with the GOBA Acquisition. The 2018 cash outflow included $38.0 million of purchase price, net of cash acquired, paid for GOBA. For further details, see "Note 3. Acquisitions" to the consolidated financial statements contained in Item 8. of this report. Capital expenditures were $32.8 million and $34.1 million for the years ended December 31, 2019 and 2018, respectively.

Cash Flow from Financing Activities

Cash used by financing activities was $163.4 million for the year ended December 31, 2019 compared to $125.6 million used for the same period of 2018. Cash used in 2019 includes net repayments of long-term debt of $70.6 million, $65.0 million for repurchases of our common stock, payments related to tax withholding for stock-based compensation, net of proceeds received from the exercise of stock options, and $24.4 million for the payment of dividends.

Cash used in 2018 included net repayments of long-term debt of $24.2 million, $75.7 million for repurchases of our common stock, payments related to tax withholding for stock-based compensation, net of proceeds received from the exercise of stock options, and $25.1 million for the payment of dividends.

Capitalization

The Company had 96.4 million and 102.7 million shares of common stock outstanding as of December 31, 2019 and 2018, respectively.

Adequacy of Liquidity Sources

Based on our 2020 business plan and current forecasts, we believe that cash flow from operations, our current cash balance and borrowings available under our Revolving Facility will be adequate to support our requirements for working capital, capital expenditures, dividend payments and debt service for the foreseeable future. Our future operating performance is dependent on many factors, some of which are beyond our control, including prevailing economic, financial and industry conditions. For further information on these risks, see "Part I, Item1A. Risk Factors."

Off-Balance-Sheet Arrangements and Contractual Financial Obligations

The Company does not have any material off-balance-sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Our contractual obligations and related payments by period as of December 31, 2019 were as follows:

(in millions)	2020	2021 - 2022	2023 - 2024	Thereafter	Total
Debt	$33.3	$58.6	$724.1	$—	$816.0
Interest on debt(1)	28.3	55.0	48.2	—	131.5
Operating lease obligations(2)	28.4	43.8	29.1	41.5	142.8
Purchase obligations(3)	83.6	1.3	—	—	84.9
Transition Toll Tax(4)	3.1	6.1	13.4	9.6	32.2
Other long-term liabilities(5)	20.0	14.9	15.1	37.4	87.4
Total	$196.7	$179.7	$829.9	$88.5	$1,294.8

(1)	Interest calculated at December 31, 2019, rates for variable rate debt.

(2)	For further information on leases, see "Note 5. Leases" to the consolidated financial statements contained in Item 8. of this report.

(3)	Purchase obligations primarily consist of contracts and non-cancelable purchase orders for raw materials and finished goods.

(4)	The U.S. Tax Act requires companies to pay a one-time Transition Toll Tax, which is payable over eight years.

(5)
Other long-term liabilities consist of estimated expected employer contributions for 2020, along with estimated future payments, for pension and post-retirement plans that are not paid from assets held in a plan trust.

Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at December 31, 2019, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, $50.5 million of unrecognized tax benefits have been excluded from the contractual obligations table above. For further information, see "Note 12. Income Taxes" to the consolidated financial statements contained in Item 8. of this report.

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

Inventories

Inventories are priced at the lower of cost (principally first-in, first-out) or net realizable value. When necessary, the write-down of inventory to its net realizable value is recorded for obsolete or slow-moving inventory based on assumptions about future demand and marketability of products, the impact of new product introductions and specific identification of items, such as product discontinuance or engineering/material changes. These estimates could vary significantly, either favorably or unfavorably, from actual requirements if future economic conditions, customer inventory levels or competitive conditions differ from our expectations.

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

We test indefinite-lived intangibles for impairment annually, during the second quarter, or any interim period when market or business events indicate there may be a potential adverse impact on a particular intangible. The test may be on a qualitative or quantitative basis as allowed by GAAP. We consider the implications of both external factors (e.g., market growth, pricing, competition, and technology) and internal factors (e.g., product costs, margins, support expenses, and capital investment) and their potential impact on cash flows in both the near and long term, as well as their impact on any identifiable intangible asset associated with the business. Based on recent business results, consideration of significant external and internal factors, and the resulting business projections, indefinite-lived intangible assets are reviewed to determine whether they are likely to remain indefinite-lived, or whether a finite life is more appropriate. In addition, based on events in the period and future expectations, management considers whether the potential for impairment exists. Finite lived intangibles are amortized over 10, 15, 23 or 30 years.

We performed our annual assessment, in the second quarter of 2019, on a qualitative basis, and concluded that it was not more likely than not that the fair value of any indefinite-lived intangibles was less than its carrying amounts.

Goodwill

Goodwill has been recorded on our balance sheet and represents the excess of the cost of an acquisition when compared with the fair value of the net assets acquired. The authoritative guidance on goodwill and other intangible assets requires that goodwill be tested for impairment at a reporting unit level. We have determined that our reporting units are ACCO Brands North America, ACCO Brands EMEA and ACCO Brands International.

We test goodwill for impairment annually, during the second quarter, or any interim period when market or business events indicate there may be a potential adverse impact on goodwill. As permitted by GAAP, we may perform a qualitative assessment to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative goodwill impairment test as required by GAAP. We performed our annual assessment in the second quarter of 2019, on a qualitative basis, and concluded that it was not more likely than not that the fair value of any reporting unit was less than its carrying amount.

If the qualitative assessment determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, or if it is determined that a qualitative assessment is not appropriate, we would perform a quantitative goodwill impairment test where we calculate the fair value of the reporting units. When applying a fair-value-based test, the fair value of a reporting unit is compared with its carrying value. If the fair value of a reporting unit exceeds the carrying value of the net assets assigned to a reporting unit, goodwill is considered not impaired and no further testing is required. If the carrying value of the net assets assigned to a reporting unit exceeds the fair value of a reporting unit, an impairment charge is recognized; however, the loss recognized is not to exceed the total amount of goodwill allocated to the reporting unit.

Given the current economic environment and the uncertainties regarding its impact on our business, there can be no assurance that our estimates and assumptions made for purposes of our qualitative impairment testing during 2019 will prove to be accurate predictions of the future. If our assumptions regarding forecasted revenue or margin growth rates of certain reporting units are not achieved, we may be required to record impairment charges in future periods, whether in connection with our next annual impairment testing in the second quarter of fiscal year 2020 or prior to that, if a triggering event is identified outside of the quarter when the annual impairment test is performed. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

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

Pension income was $2.5 million, $5.5 million and $4.9 million for the years ended December 31, 2019, 2018 and 2017, respectively. Post-retirement income was $0.2 million, $0.2 million and $0.2 million for the years ended December 31, 2019, 2018 and 2017, respectively. The decrease in pension income was due to lower expected rates of return on plan assets in our foreign pension plans.

The weighted average assumptions used to determine benefit obligations for the years ended December 31, 2019, 2018, and 2017 were as follows:

	Pension						Post-retirement
	U.S.			International
	2019	2018	2017	2019	2018	2017	2019	2018	2017
Discount rate	3.3%	4.6%	3.7%	1.8%	2.5%	2.3%	2.7%	3.7%	3.2%
Rate of compensation increase	N/A	N/A	N/A	2.9%	3.0%	2.8%	N/A	N/A	N/A

The weighted average assumptions used to determine net periodic benefit cost for the years ended December 31, 2019, 2018 and 2017 were as follows:

	Pension						Post-retirement
	U.S.			International
	2019	2018	2017	2019	2018	2017	2019	2018	2017
Discount rate	4.0%	3.5%	3.8%	2.4%	2.1%	2.3%	3.6%	3.2%	3.4%
Expected long-term rate of return	7.4%	7.4%	7.8%	5.0%	5.0%	5.5%	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	3.0%	2.8%	3.1%	N/A	N/A	N/A

In 2020, we expect pension income of approximately $2.6 million and post-retirement income of approximately $0.4 million.

A 25-basis point decrease (0.25 percent) in our discount rate assumption would lead to an increase in our pension and post-retirement expense of approximately $0.4 million for 2020. A 25-basis point change in our long-term rate of return assumption would lead to an increase or decrease in pension and post-retirement expense of approximately $1.1 million for 2020.

Pension and post-retirement liabilities of $283.2 million as of December 31, 2019, increased from $257.2 million at December 31, 2018, primarily due to lower discount rate assumptions compared to the prior year. In addition, lower discount rates were the primary reason for the actuarial losses of $91.9 million that were recognized in 2019.

Income Taxes

Deferred tax liabilities or assets are established for temporary differences between financial and tax reporting bases and are subsequently adjusted to reflect changes in tax rates expected to be in effect when the temporary differences reverse. A valuation allowance is recorded to reduce deferred tax assets to an amount that is more likely than not to be realized. Facts and circumstances may change and cause us to revise our conclusions regarding our ability to realize certain net operating losses and other deferred tax attributes.

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

With the enactment of the U.S. Tax Act, we believe that our offshore cash can be accessed without adverse U.S. tax consequences. After analyzing our global working capital and cash requirements, the Company has reassessed and updated its indefinite reinvestment assertion under ASC 740. As of December 31, 2019, the Company has recorded $2.0 million of deferred taxes on approximately $331 million of unremitted earnings of non-U.S. subsidiaries that may be remitted to the U.S. The Company has $177 million of additional unremitted earnings of non-U.S. subsidiaries, which are indefinitely reinvested and for which no deferred taxes have been provided.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The school and office products businesses in which we participate historically have been concentrated in a small number of major customers, primarily large regional resellers of our products including mass retailers; e-tailers; warehouse clubs; office superstores; wholesalers; and contract stationers. Customer consolidation, shifts in the channels of distribution for our products and share growth of private-label products continue to increase pricing pressures, which may adversely affect margins for our competitors and for us. We are addressing these challenges through strong end-user brands, broader product penetration within categories, ongoing introduction of innovative new products, continuing improvements in customer service and diversification of our customer base, as well as continued cost and asset reductions.

We are exposed to various market risks, including changes in foreign currency exchange rates and interest rate changes. We enter into financial instruments to manage and reduce the impact of these risks, not for trading or speculative purposes. The counterparties to these financial instruments are major financial institutions.

See also "Item 1A. Risk Factors."

Foreign Exchange Risk Management

We enter into forward foreign currency contracts to reduce the effect of fluctuating foreign currencies, primarily on foreign denominated inventory purchases and intercompany loans. The majority of the Company’s exposure to local currency movements is in Europe (the Euro, the Swedish krona and the British pound), Brazil, Australia, Canada, and Mexico. Principal currencies hedged against the U.S. dollar include the Euro, Australian dollar, Canadian dollar, Swedish krona, British pound and Japanese yen. Increases and decreases in the fair market values of our forward agreements are expected to be offset by gains/losses in recognized net underlying foreign currency transactions or loans. Notional amounts of outstanding foreign currency forward exchange contracts were $279.3 million and $212.0 million at December 31, 2019 and 2018, respectively. The net fair value of these foreign currency contracts was $(1.5) million and $2.1 million at December 31, 2019 and 2018, respectively. At December 31, 2019, a 10 percent unfavorable exchange rate movement in our portfolio of foreign currency forward contracts would have reduced our unrealized gains $18.8 million. Consistent with the use of these contracts to neutralize the effect of exchange rate fluctuations, such unrealized losses or gains would be offset by corresponding gains or losses, respectively, in the remeasurement of the underlying transactions being hedged. When taken together, we believe these forward contracts and the offsetting underlying commitments do not create material market risk.

For further information related to outstanding foreign currency forward exchange contracts, see "Note 14. Derivative Financial Instruments" and "Note 15. Fair Value of Financial Instruments" to the consolidated financial statements contained in Item 8. of this report.

Interest Rate Risk Management

Amounts outstanding under the Credit Agreement bear interest at a rate per annum equal to the Euro Rate with a 0 percent floor, the Australian BBSR Rate, the Canadian BA Rate or the Base Rate, as applicable and as each such rate is defined in the Credit Agreement, plus an "applicable rate." The applicable rate applied to outstanding Euro, Australian and Canadian dollar denominated loans and Base Rate loans is based on the Company’s Consolidated Leverage Ratio (as defined in the Credit Agreement) as follows:

Consolidated Leverage Ratio	Applicable Rate on Euro/AUD/CDN Dollar Loans	Applicable Rate on Base Rate Loans
> 3.50 to 1.00	2.25%	1.25%
≤ 3.50 to 1.00 and > 3.25 to 1.00	2.00%	1.00%
≤ 3.25 to 1.00 and > 3.00 to 1.00	1.75%	0.75%
≤ 3.00 to 1.00 and > 2.00 to 1.00	1.50%	0.50%
≤ 2.00 to 1.00	1.25%	0.25%

As of December 31, 2019, the applicable rate on Euro, Australian and Canadian dollar loans was 1.50 percent and the applicable rate on Base Rate loans was 0.50 percent. Undrawn amounts under the Revolving Facility are subject to a commitment fee rate of 0.20 percent to 0.35 percent per annum, depending on the Company’s Consolidated Leverage Ratio. As of December 31, 2019, the commitment fee rate was 0.25 percent.

The Senior Unsecured Notes have a fixed interest rate and, accordingly, are not exposed to market risk resulting from changes in interest rates. However, the fair market value of our long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. In addition, fair market values will also reflect the credit markets' view of credit risk spreads and our risk profile. These interest rate changes may affect the fair market value of our fixed interest rate debt and any decisions we may make to repurchase the Senior Unsecured Notes, but do not impact our earnings or cash flow.

The following table summarizes information about our major debt components as of December 31, 2019, including the principal cash payments and interest rates.

Debt Obligations

	Stated Maturity Date
(in millions)	2020	2021	2022	2023	2024	Thereafter	Total	Fair Value
Long term debt:
Fixed rate Senior Unsecured Notes, due December 2024	$—	$—	$—	$—	$375.0	$—	$375.0	$390.5
Fixed interest rate					5.25%
Euro Senior Secured Term Loan A, due May 2024	$14.2	$17.7	$21.2	$24.8	$198.0	$—	$275.9	$275.9
USD Senior Secured Term Loan A, due May 2024	$5.0	$6.3	$7.5	$8.8	$69.9	$—	$97.5	$97.5
Australian Dollar Senior Secured Term Loan A, due May 2024	$2.1	$2.7	$3.2	$3.7	$29.9	$—	$41.6	$41.6
U.S. Dollar Senior Secured Revolving Credit Facility, due May 2024	$8.2	$—	$—	$—	$—	$—	$8.2	$8.2
Australian Dollar Senior Secured Revolving Credit Facility, due May 2024	$—	$—	$—	$—	$14.0	$—	$14.0	$14.0
Average variable interest rate(1)	2.10%	2.10%	2.10%	2.10%	2.10%

(1)	Rates presented are as of December 31, 2019.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
ACCO Brands Corporation:

Opinions on the Consolidated Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of ACCO Brands Corporation and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes and financial statement Schedule II - Valuation and Qualifying Accounts and Reserves (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The Company acquired Indústria Gráfica Foroni Ltda. ("Foroni") during 2019, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, Foroni’s internal control over financial reporting associated with total assets of $89.3 million and total revenues of $30.5 million included in the consolidated financial statements of the Company as of and for the year ended December 31, 2019. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Foroni.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019, due to the adoption of accounting standard ASU No. 2016-02, Leases (Topic 842).

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgment. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of the write-down of inventory for obsolete and slow-moving items

As discussed in Notes 2 and 8 to the consolidated financial statements, the inventory balance as of December 31, 2019 was $283.3 million.  The Company records inventory at the lower of cost (principally first-in, first-out) or net realizable value. The write-down of inventory for obsolete and slow-moving inventory items (OSMI) is recorded based on historical sales as adjusted for future product demand.

We identified the evaluation of the write-down of inventory for OSMI recorded against the gross inventory balance as a critical audit matter, due to the magnitude of the inventory, and the subjectivity involved in estimating the OSMI write-down. The key inputs and assumptions used in determining the OSMI write-down are historical sales as adjusted for future product demand, which required the application of especially subjective auditor judgment.

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s evaluation of the OSMI inventory write-down process, including controls over historical sales as adjusted for future product demand. We obtained the OSMI inventory write-down assessment, and tested that the OSMI write-down was recorded based on historical sales as adjusted for future product demand applied to on-hand inventory.

/s/ KPMG LLP

We have served as the Company’s auditor since 2009.

Chicago, Illinois
February 27, 2020

ACCO Brands Corporation and Subsidiaries
Consolidated Balance Sheets

(in millions)	December 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$27.8	$67.0
Accounts receivable less allowances for discounts and doubtful accounts of $16.4 and $16.0, respectively	453.7	428.4
Inventories	283.3	340.6
Other current assets	41.2	44.2
Total current assets	806.0	880.2
Total property, plant and equipment	651.7	618.7
Less: accumulated depreciation	(384.6)	(355.0)
Property, plant and equipment, net	267.1	263.7
Right of use asset, leases	101.9	—
Deferred income taxes	119.0	115.1
Goodwill	718.6	708.9
Identifiable intangibles, net of accumulated amortization of $271.9 and $236.4, respectively	758.6	787.0
Other non-current assets	17.4	31.5
Total assets	$2,788.6	$2,786.4
Liabilities and Stockholders' Equity
Current liabilities:
Notes payable	$3.7	$—
Current portion of long-term debt	29.5	39.5
Accounts payable	245.7	274.6
Accrued compensation	48.5	41.6
Accrued customer program liabilities	99.7	114.5
Lease liabilities	21.8	—
Other current liabilities	139.9	129.0
Total current liabilities	588.8	599.2
Long-term debt, net of debt issuance costs of $5.6 and $5.5, respectively	777.2	843.0
Long-term lease liabilities	89.8	11.0
Deferred income taxes	177.5	176.2
Pension and post-retirement benefit obligations	283.2	257.2
Other non-current liabilities	98.4	110.1
Total liabilities	2,014.9	1,996.7
Stockholders' equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 100,412,933 and 106,249,322 shares issued and 96,445,488 and 102,748,700 outstanding, respectively	1.0	1.1
Treasury stock, 3,967,445 and 3,500,622 shares, respectively	(38.2)	(33.9)
Paid-in capital	1,890.8	1,941.0
Accumulated other comprehensive loss	(505.7)	(461.7)
Accumulated deficit	(574.2)	(656.8)
Total stockholders' equity	773.7	789.7
Total liabilities and stockholders' equity	$2,788.6	$2,786.4

See notes to consolidated financial statements.

ACCO Brands Corporation and Subsidiaries
Consolidated Statements of Income

	Year Ended December 31,
(in millions, except per share data)	2019	2018	2017
Net sales	$1,955.7	$1,941.2	$1,948.8
Cost of products sold	1,322.2	1,313.4	1,291.5
Gross profit	633.5	627.8	657.3
Operating costs and expenses:
Selling, general and administrative expenses	389.9	392.4	415.5
Amortization of intangibles	35.4	36.7	35.6
Restructuring charges	12.0	11.7	21.7
Total operating costs and expenses	437.3	440.8	472.8
Operating income	196.2	187.0	184.5
Non-operating expense (income):
Interest expense	43.2	41.2	41.1
Interest income	(3.2)	(4.4)	(5.8)
Non-operating pension income	(5.5)	(9.3)	(8.5)
Other (income) expense, net	(1.8)	1.6	(0.4)
Income before income tax	163.5	157.9	158.1
Income tax expense	56.7	51.2	26.4
Net income	$106.8	$106.7	$131.7

Per share:
Basic income per share	$1.07	$1.02	$1.22
Diluted income per share	$1.06	$1.00	$1.19

Weighted average number of shares outstanding:
Basic	99.5	104.8	108.1
Diluted	101.0	107.0	110.9
See notes to consolidated financial statements.

ACCO Brands Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(in millions)	2019	2018	2017
Net income	$106.8	$106.7	$131.7
Other comprehensive income (loss), net of tax:
Unrealized (loss) income on derivative instruments, net of tax benefit (expense) of $0.9, $(0.8) and $1.0, respectively	(2.3)	1.9	(2.3)

Foreign currency translation adjustments, net of tax (expense) benefit of $(1.3), $(0.6) and $5.0, respectively	(0.3)	6.2	(19.5)

Recognition of deferred pension and other post-retirement items, net of tax benefit of $13.6, $2.2 and $5.8, respectively	(41.4)	(8.7)	(19.9)
Other comprehensive loss, net of tax	(44.0)	(0.6)	(41.7)

Comprehensive income	$62.8	$106.1	$90.0

See notes to consolidated financial statements.

ACCO Brands Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31,
(in millions)	2019	2018	2017
Operating activities
Net income	$106.8	$106.7	$131.7
Amortization of inventory step-up	0.9	0.1	0.9
Loss (gain) on disposal of assets	0.7	0.2	(1.3)
Deferred income tax expense (benefit)	8.7	22.7	(45.2)
Depreciation	34.9	34.0	35.6
Amortization of debt issuance costs	2.3	2.1	2.9
Amortization of intangibles	35.4	36.7	35.6
Stock-based compensation	10.1	8.8	17.0
Loss on debt extinguishment	0.2	0.3	—
Changes in balance sheet items:
Accounts receivable	(14.8)	46.0	10.2
Inventories	71.4	(92.9)	2.5
Other assets	(0.4)	5.5	4.2
Accounts payable	(32.8)	101.0	(18.7)
Accrued expenses and other liabilities	(26.7)	(72.5)	(8.3)
Accrued income taxes	7.2	(3.9)	37.8
Net cash provided by operating activities	203.9	194.8	204.9
Investing activities
Additions to property, plant and equipment	(32.8)	(34.1)	(31.0)
Proceeds from the disposition of assets	0.5	0.2	4.2
Cost of acquisitions, net of cash acquired	(41.3)	(38.0)	(292.3)
Other assets acquired	(6.0)	—	—
Net cash used by investing activities	(79.6)	(71.9)	(319.1)
Financing activities
Proceeds from long-term borrowings	325.8	225.3	484.1
Repayments of long-term debt	(387.9)	(249.5)	(296.5)
Repayments of notes payable, net	(8.5)	—	—
Payments for debt issuance costs	(3.4)	(0.6)	(3.6)
Repurchases of common stock	(65.0)	(75.0)	(36.6)
Dividends paid	(24.4)	(25.1)	—
Payments related to tax withholding for stock-based compensation	(4.2)	(7.5)	(9.4)
Proceeds from the exercise of stock options	4.2	6.8	4.2
Net cash (used) provided by financing activities	(163.4)	(125.6)	142.2
Effect of foreign exchange rate changes on cash and cash equivalents	(0.1)	(7.2)	6.0
Net (decrease) increase in cash and cash equivalents	(39.2)	(9.9)	34.0
Cash and cash equivalents
Beginning of the period	67.0	76.9	42.9
End of the period	$27.8	$67.0	$76.9
Cash paid during the year for:
Interest	$42.1	$37.9	$38.0
Income taxes	$41.9	$33.7	$34.8

See notes to consolidated financial statements.

ACCO Brands Corporation and Subsidiaries
Consolidated Statements of Stockholders’ Equity

(in millions)	Common Stock	Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Accumulated Deficit	Total
Balance at December 31, 2016	$1.1	$2,015.7	$(419.4)	$(17.0)	$(871.7)	$708.7
Net income	—	—	—	—	131.7	131.7
Loss on derivative financial instruments, net of tax	—	—	(2.3)	—	—	(2.3)
Translation impact	—	—	(19.5)	—	—	(19.5)
Pension and post-retirement adjustment, net of tax	—	—	(19.9)	—	—	(19.9)
Common stock repurchases	—	(36.6)	—	—	—	(36.6)
Stock-based compensation	—	17.0	—	—	—	17.0
Common stock issued, net of shares withheld for employee taxes	—	4.2	—	(9.4)	—	(5.2)
Cumulative effect due to the adoption of ASU 2016-09	—	(0.6)	—	—	0.8	0.2
Balance at December 31, 2017	1.1	1,999.7	(461.1)	(26.4)	(739.2)	774.1
Net income	—	—	—	—	106.7	106.7
Gain on derivative financial instruments, net of tax	—	—	1.9	—	—	1.9
Translation impact	—	—	6.2	—	—	6.2
Pension and post-retirement adjustment, net of tax	—	—	(8.7)	—	—	(8.7)
Common stock repurchases	—	(75.0)	—	—	—	(75.0)
Stock-based compensation	—	9.5	—	—	(0.7)	8.8
Common stock issued, net of shares withheld for employee taxes	—	6.8	—	(7.5)	—	(0.7)
Dividends declared per share, $0.24 per share	—	—	—	—	(25.1)	(25.1)
Cumulative effect due to the adoption of ASU 2014-09	—	—	—	—	1.6	1.6
Other	—	—	—	—	(0.1)	(0.1)
Balance at December 31, 2018	1.1	1,941.0	(461.7)	(33.9)	(656.8)	789.7
Net income	—	—	—	—	106.8	106.8
Loss on derivative financial instruments, net of tax	—	—	(2.3)	—	—	(2.3)
Translation impact	—	—	(0.3)	—	—	(0.3)
Pension and post-retirement adjustment, net of tax	—	—	(41.4)	—	—	(41.4)
Common stock repurchases	(0.1)	(64.9)	—	—	—	(65.0)
Stock-based compensation	—	10.5	—	—	(0.4)	10.1
Common stock issued, net of shares withheld for employee taxes	—	4.2	—	(4.3)	—	(0.1)
Dividends declared, $0.245 per share	—	—	—	—	(24.4)	(24.4)
Cumulative effect due to the adoption of ASU 2016-02	—	—	—	—	0.5	0.5
Other	—	—	—	—	0.1	0.1
Balance at December 31, 2019	$1.0	$1,890.8	$(505.7)	$(38.2)	$(574.2)	$773.7

See notes to consolidated financial statements.

ACCO Brands Corporation and Subsidiaries
Consolidated Statements of Stockholders’ Equity (Continued)
Shares of Capital Stock

	Common Stock	Treasury Stock	Net Shares
Shares at December 31, 2016	110,086,283	2,179,639	107,906,644
Common stock issued, net of shares withheld for employee taxes	2,778,795	733,474	2,045,321
Common stock repurchases	(3,267,881)	—	(3,267,881)
Shares at December 31, 2017	109,597,197	2,913,113	106,684,084
Common stock issued, net of shares withheld for employee taxes	2,646,084	587,509	2,058,575
Common stock repurchases	(5,993,959)	—	(5,993,959)
Shares at December 31, 2018	106,249,322	3,500,622	102,748,700
Common stock issued, net of shares withheld for employee taxes	2,012,765	466,823	1,545,942
Common stock repurchases	(7,849,154)	—	(7,849,154)
Shares at December 31, 2019	100,412,933	3,967,445	96,445,488

See notes to consolidated financial statements.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements

1. Basis of Presentation

As used in this Annual Report on Form 10-K for the fiscal year ended December 31, 2019, the terms "ACCO Brands," "ACCO," the "Company," "we," "us," and "our" refer to ACCO Brands Corporation, a Delaware corporation incorporated in 2005, and its consolidated domestic and international subsidiaries.

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

Effective August 1, 2019, we completed the acquisition (the "Foroni Acquisition") of Indústria Gráfica Foroni Ltda. ("Foroni"), a leading provider of Foroni® branded notebooks and paper-based school and office products in Brazil. The preliminary purchase price was $42.1 million, and is subject to working capital and other adjustments. We also assumed $7.6 million of debt. The Foroni Acquisition advances our strategy to expand in faster growing geographies and product categories, add consumer-centric brands and diversify our customer base. The results of Foroni are included in the ACCO Brands International segment effective August 1, 2019.

On July 2, 2018, we completed the acquisition (the "GOBA Acquisition") of GOBA Internacional, S.A. de C.V. ("GOBA") for a purchase price of $37.2 million, net of cash acquired and working capital adjustments. GOBA is a leading provider of Barrilito® branded school and craft products in Mexico. The acquisition increased the breadth and depth of our distribution throughout Mexico, especially with wholesalers and retailers and added a strong offering of school and craft products to our product portfolio in Mexico. The results of GOBA are included in the ACCO Brands International segment as of July 2, 2018.

On January 31, 2017, we completed the acquisition (the "Esselte Acquisition") of Esselte Group Holdings AB ("Esselte"). The acquisition of Esselte made ACCO Brands a leading European manufacturer and marketer of branded consumer and office products, and improved ACCO Brands' scale. Esselte products are primarily marketed under the Leitz®, Rapid® and Esselte® brands in the storage and organization, stapling, punching, binding and laminating equipment and do-it-yourself tools product categories. The results of Esselte are included in all three of the Company's operating segments, but primarily in the ACCO Brands EMEA segment as of February 1, 2017.

For more information on these acquisitions, see "Note 3. Acquisitions."

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

ACCO Brands has three operating business segments based in different geographic regions. Each business segment designs, markets, sources, manufactures, and sells recognized consumer and other end-user demanded branded products used in businesses,

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

schools, and homes. Product designs are tailored to end-user preferences in each geographic region, and where possible, leverage common engineering, design, and sourcing.

Our product categories include storage and organization; stapling; punching; laminating, shredding, and binding machines; dry erase boards; notebooks; calendars; computer accessories; and do-it-yourself tools, among others. Our portfolio includes both globally and regionally recognized brands. The revenue in the North America and International segments includes significant sales of consumer products that have very important, seasonal selling periods related to back-to-school and calendar year-end. For North America and Mexico, back-to-school straddles the second and third quarters, and for the Southern hemisphere it takes place in the fourth and first quarters. We expect sales of consumer products to become a greater percentage of our revenue because demand for consumer back-to-school products is growing faster than demand for most business-related and calendar products.

We distribute our products through a wide variety of retail and commercial channels to ensure that they are readily and conveniently available for purchase by consumers and other end-users, wherever they prefer to shop. These channels include mass retailers, e-tailers, discount, drug/grocery and variety chains, warehouse clubs, hardware and specialty stores, independent office product dealers, office superstores, wholesalers, and contract stationers. We also sell direct to commercial and consumer end-users through e-commerce sites and our direct sales organization.

Use of Estimates

Our financial statements are prepared in conformity with generally accepted accounting principles in the U.S. ("GAAP"). Preparation of our financial statements requires us to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses presented for each reporting period in the financial statements and the related accompanying notes. Actual results could differ significantly from those estimates. We regularly review our assumptions and estimates, which are based on historical experience and, where appropriate, current business trends. We believe that the following discussion addresses our critical accounting policies, which require significant, subjective and complex judgments to be made by our management.

Cash and Cash Equivalents

Highly liquid investments with an original maturity of three months or less are included in cash and cash equivalents.

Accounts Receivable and Allowances for Sales/Pricing/Cash Discounts and Doubtful Accounts

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

Inventories

Inventories are priced at the lower of cost (principally first-in, first-out) or net realizable value. When necessary, the write-down of inventory to its net realizable value is recorded for obsolete or slow-moving inventory based on assumptions about future demand and marketability of products, the impact of new product introductions and specific identification of items, such as product discontinuance or engineering/material changes. These estimates could vary significantly, either favorably or unfavorably, from actual requirements if future economic conditions, customer inventory levels or competitive conditions differ from our expectations.

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

We capitalize interest for major capital projects. Capitalized interest is added to the cost of the underlying assets and is depreciated over the useful lives of those assets. We capitalized interest of $0.5 million, $0.6 million and $0.1 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Long-Lived Assets

We test long-lived assets for impairment whenever events or changes in circumstances indicate that the assets’ carrying amount may not be recoverable from its undiscounted future cash flow. When such events occur, we compare the sum of the undiscounted cash flow expected to result from the use and eventual disposition of the asset or asset group to the carrying amount of a long-lived asset or asset group. The cash flows are based on our best estimate at the time of future cash flow, derived from the most recent business projections. If this comparison indicates that there is an impairment, the amount of the impairment is typically calculated using discounted expected future cash flow. The discount rate applied to these cash flows is based on our weighted average cost of capital, computed by selecting market rates at the valuation dates for debt and equity that are reflective of the risks associated with an investment in our industry as estimated by using comparable publicly traded companies.

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

We test indefinite-lived intangibles for impairment annually, during the second quarter, or any interim period when market or business events indicate there may be a potential adverse impact on a particular intangible. The test may be on a qualitative or quantitative basis as allowed by GAAP. We consider the implications of both external factors (e.g., market growth, pricing, competition, and technology) and internal factors (e.g., product costs, margins, support expenses, and capital investment) and their potential impact on cash flows in both the near and long term, as well as their impact on any identifiable intangible asset associated with the business. Based on recent business results, consideration of significant external and internal factors, and the resulting business projections, indefinite-lived intangible assets are reviewed to determine whether they are likely to remain indefinite-lived, or whether a finite life is more appropriate. In addition, based on events in the period and future expectations, management considers whether the potential for impairment exists. Finite lived intangibles are amortized over 10, 15, 23 or 30 years.

We performed our annual assessment, in the second quarter of 2019, on a qualitative basis, and concluded that it was not more likely than not that the fair value of any indefinite-lived intangibles was less than its carrying amounts.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Goodwill

Goodwill has been recorded on our balance sheet and represents the excess of the cost of an acquisition when compared with the fair value of the net assets acquired. The authoritative guidance on goodwill and other intangible assets requires that goodwill be tested for impairment at a reporting unit level. We have determined that our reporting units are ACCO Brands North America, ACCO Brands EMEA and ACCO Brands International.

We test goodwill for impairment annually, during the second quarter, or any interim period when market or business events indicate there may be a potential adverse impact on goodwill. As permitted by GAAP, we may perform a qualitative assessment to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative goodwill impairment test as required by GAAP. We performed our annual assessment in the second quarter of 2019, on a qualitative basis, and concluded that it was not more likely than not that the fair value of any reporting unit was less than its carrying amount.

If the qualitative assessment determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, or if it is determined that a qualitative assessment is not appropriate, we would perform a quantitative goodwill impairment test where we calculate the fair value of the reporting units. When applying a fair-value-based test, the fair value of a reporting unit is compared with its carrying value. If the fair value of a reporting unit exceeds the carrying value of the net assets assigned to a reporting unit, goodwill is considered not impaired and no further testing is required. If the carrying value of the net assets assigned to a reporting unit exceeds the fair value of a reporting unit, an impairment charge is recognized, however, the loss recognized is not to exceed the total amount of goodwill allocated to the reporting unit.

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

Income Taxes

Deferred tax liabilities or assets are established for temporary differences between financial and tax reporting bases and are subsequently adjusted to reflect changes in tax rates expected to be in effect when the temporary differences reverse. A valuation allowance is recorded to reduce deferred tax assets to an amount that is more likely than not to be realized. Facts and circumstances may change and cause us to revise our conclusions regarding our ability to realize certain net operating losses and other deferred tax attributes.

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

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

With the enactment of the U.S. Tax Act, we believe that our offshore cash can be accessed without adverse U.S. tax consequences. After analyzing our global working capital and cash requirements, the Company has reassessed and updated its indefinite reinvestment assertion under ASC 740. As of December 31, 2019, the Company has recorded $2.0 million of deferred taxes on approximately $331 million of unremitted earnings of non-U.S. subsidiaries that may be remitted to the U.S. The Company has $177 million of additional unremitted earnings of non-U.S. subsidiaries, which are indefinitely reinvested and for which no deferred taxes have been provided.

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

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") include advertising, marketing, and selling (including commissions) expenses, research and development, customer service, depreciation related to assets outside the manufacturing and distribution processes and all other general and administrative expenses outside the manufacturing and distribution functions (e.g., finance, human resources, information technology, legal and other corporate expenses).

Advertising Expenses

Advertising expenses were $98.4 million, $105.5 million and $114.8 million for the years ended December 31, 2019, 2018 and 2017, respectively. These costs primarily include, but are not limited to, cooperative advertising and promotional allowances as described in "Customer Program Costs" above, and are principally expensed as incurred.

Warranty Reserves

We offer our customers various warranty terms based on the type of product that is sold. Estimated future obligations related to products sold under these warranty terms are provided by charges to cost of products sold in the same period in which the related revenue is recognized.

Research and Development Expenses

Research and development expenses were $21.8 million, $23.8 million and $23.5 million for the years ended December 31, 2019, 2018 and 2017, respectively, are classified as SG&A expenses and are charged to expense as incurred.

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

Foreign Currency Translation

Foreign currency balance sheet accounts are translated into U.S. dollars at the rates of exchange at the balance sheet date. Income and expenses are translated at the average rates of exchange in effect during the period. The related translation adjustments are made directly to a separate component of AOCI in stockholders’ equity. Some transactions are made in currencies different from an entity’s functional currency; gains and losses on these foreign currency transactions are included in the income statement.

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

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

hedge, the effective portions of changes in the fair value of the derivative are recorded in AOCI and are recognized in the Consolidated Statements of Income when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

Certain forecasted transactions, and assets and liabilities are exposed to foreign currency risk. We continually monitor our foreign currency exposures in order to maximize the overall effectiveness of our foreign currency hedge positions. Principal currencies hedged against the U.S. dollar include the Euro, Australian dollar, Canadian dollar, Swedish krona, British pound and Japanese yen.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which removes certain exceptions for investments, intraperiod allocations and interim calculations, and adds guidance to reduce complexity in accounting for income taxes. ASU 2019-12 is effective for annual periods, and interim periods within those years, beginning after December 15, 2020. The Company is currently evaluating the effects the standard will have on its consolidated financial statements.

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

The cumulative effect of the changes on our January 1, 2019, opening Consolidated Balance Sheet due to the adoption of ASU 2016-02 was as follows:

(in millions)	Balance at December 31, 2018	Adjustments due to ASU 2016-02	Balance at January 1, 2019
Assets:
Property, plant and equipment, net	$263.7	$(0.9)	$262.8
Right of use asset, leases	—	90.9	90.9

Liabilities and stockholders' equity:
Current portion of long-term debt	39.5	(0.1)	39.4
Lease liabilities	—	24.1	24.1
Long-term debt, net	843.0	(0.1)	842.9
Long-term lease liabilities	11.0	65.6	76.6
Accumulated deficit	(656.8)	0.5	(656.3)

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The impact of the adoption of ASU 2016-02 on our Consolidated Balance Sheet for the year ended December 31, 2019 was as follows:

(in millions)	As Reported	Balances without adoption of ASU 2016-02	Effect of Change Higher/(Lower)
Assets:
Property, plant and equipment, net	$267.1	$267.9	$(0.8)
Right of use asset, leases	101.9	—	101.9

Liabilities and stockholders' equity:
Current portion of long-term debt	29.5	29.6	(0.1)
Lease liabilities	21.8	0.2	21.6
Long-term debt, net	777.2	777.4	(0.2)
Long-term lease liabilities	89.8	10.5	79.3
Accumulated deficit	(574.2)	(574.7)	0.5

See "Note 5. Leases" for further details and the required disclosures related to ASU 2016-02.

The adoption of ASU 2016-02 did not materially affect our Consolidated Statements of Income, Consolidated Statements of Cash Flows or Consolidated Statement of Stockholders' Equity.

There were no other accounting standards that were adopted in 2019 that had a material effect on the Company’s financial condition, results of operations or cash flow.

On January 1, 2018, we adopted the accounting standard ASU 2014-09, Revenue from Contracts with Customers and all the related amendments (Topic 606) and applied it to contracts which were not completed as of January 1, 2018 using the modified retrospective method. A completed contract is one where all (or substantially all) of the revenue was recognized in accordance with the revenue guidance that was in effect before the date of initial application of ASU 2014-09. We recognized the cumulative effect of $1.6 million, net of tax, upon adopting ASU 2014-09 as an addition to opening retained earnings as of January 1, 2018. The comparative information for 2017 has not been restated and continues to be reported under the accounting standards in effect for that period. See "Note 17. Revenue Recognition" for the required disclosures related to ASU 2014-09.

3. Acquisitions

Acquisition of Foroni

Effective August 1, 2019, we completed the acquisition of Foroni, a leading provider of Foroni® branded notebooks and paper-based school and office products in Brazil. The Foroni Acquisition advances our strategy to expand in faster growing geographies and product categories, add consumer-centric brands and diversify our customer base. The results of Foroni are included in the ACCO Brands International segment effective August 1, 2019.

The preliminary purchase price was R$159.5 million (US$42.1 million based on July 31, 2019 exchange rates) subject to working capital and other adjustments. We also assumed $7.6 million in debt. A portion of the purchase price (R$25.0 million or US$6.6 million based on July 31, 2019 exchange rates) is being held in an escrow account for a period of up to 6 years after closing in the event of any claims against the sellers under the quota purchase agreement. The Company may also make claims against the sellers directly, subject to limitations in the quota purchase agreement, if the escrow is depleted. The Foroni Acquisition and related expenses were funded by cash on hand.

For accounting purposes, the Company was the acquiring enterprise. The Foroni Acquisition is being accounted for as a purchase business combination and Foroni's results are included in the Company’s condensed consolidated financial statements

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

as of August 1, 2019. The net sales for Foroni were $30.5 million for the five months owned during the year ended December 31, 2019.

The following table presents the preliminary allocation of the consideration given to the fair values of the assets acquired and liabilities assumed at the date of the Foroni acquisition:

(in millions)	At August 1, 2019
Calculation of Goodwill:
Purchase price, net of working capital adjustment	$42.1

Plus fair value of liabilities assumed:
Accounts payable and accrued liabilities	12.4
Deferred tax liabilities	4.0
Debt	7.6
Lease liabilities	5.6
Fair value of liabilities assumed	$29.6

Less fair value of assets acquired:
Cash acquired	—
Accounts receivable	17.5
Inventory	12.3
Property and equipment	9.1
Identifiable intangibles	11.1
Deferred tax assets	2.7
Right of use asset, leases	5.6
Other assets	3.6
Fair value of assets acquired	$61.9

Goodwill	$9.8

We are continuing our review of our fair value estimate of assets acquired and liabilities assumed during the measurement period, which will conclude as soon as we receive the information we are seeking about facts and circumstances that existed as of the acquisition date or learn that more information is not available. This measurement period will not exceed one year from the acquisition date. The excess of the purchase price over the fair value of net assets acquired is allocated to goodwill. The preliminary goodwill of $9.8 million is primarily attributable to synergies expected to be realized from facility integration, headcount reduction and other operational streamlining activities, and from the existence of an assembled workforce.

Our fair value estimate of assets acquired and liabilities assumed is pending the completion of several elements, including the final determination of the purchase price, pending calculations of working capital and other adjustments, of the fair value of the assets acquired and liabilities assumed and the final review by our management. The primary areas that are not yet finalized relate to intangible assets, property and equipment, reserves and liabilities, and income and other taxes. Accordingly, there could be material adjustments to our condensed consolidated financial statements, including changes in our amortization and depreciation expense related to the valuation of intangible assets and property and equipment acquired and their respective useful lives, among other adjustments.

The final determination of the purchase price, fair values and resulting goodwill may differ significantly from what is reflected in these condensed consolidated financial statements.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

During the twelve months ended December 31, 2019, transaction costs related to the Foroni Acquisition were $1.5 million. These costs were reported as selling, general and administrative ("SG&A") expenses in the Company's Consolidated Statements of Income.

Pro forma financial information is not presented because it is not material.

Cumberland Asset Acquisition

On January 31, 2019, the Company completed the purchase of certain assets, including inventory and certain identifiable intangibles, for the Cumberland brand (the "Cumberland Asset Acquisition") in Australia for a purchase price of A$8.2 million (US$6.0 million based on January 31, 2019 exchange rates). The Cumberland Asset Acquisition extends our presence in Australia into new product categories. The Company accounted for the transaction as an asset acquisition, as the set of assets acquired does not meet the criteria to be classified as a business under GAAP. During the twelve months ended December 31, 2019, transaction costs related to the Cumberland Asset Acquisition were US$0.1 million. These costs were reported as SG&A expenses in the Company's Consolidated Statements of Income.

The following table summarizes the fair value of assets acquired:

(in millions)	At January 31, 2019
Inventory	$2.8
Identifiable intangibles	3.2
Fair value of assets acquired	$6.0

Acquisition of GOBA

On July 2, 2018, the Company completed the GOBA Acquisition. GOBA is a leading provider of Barrilito® branded school and craft products in Mexico. The acquisition increased the breadth and depth of our distribution throughout Mexico, especially with wholesalers and retailers and added a strong offering of school and craft products to our product portfolio in Mexico.

The purchase price paid at closing was Mex$796.8 million (US$39.9 million based on July 2, 2018 exchange rates), and was later reduced by US$0.8 million of working capital adjustments. The purchase price, net of cash acquired of $1.9 million, was $37.2 million. A portion of the purchase price (Mex$115.0 million (US$5.8 million based on July 2, 2018 exchange rates)) is being held in an escrow account for a period of up to 5 years after closing in the event of any claims against the sellers under the stock purchase agreement. The Company may also make claims against the sellers directly, subject to limitations in the stock purchase agreement, if the escrow is depleted. The GOBA Acquisition and related expenses were funded by increased borrowing under our revolving facility.

For accounting purposes, the Company was the acquiring enterprise. The GOBA Acquisition was accounted for as a purchase business combination. The results of GOBA are included in the ACCO Brands International segment as of July 2, 2018. The net sales for GOBA for the six-month period ended June 30, 2019 were $23.7 million.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The following table presents the allocation of the consideration given to the fair values of the assets acquired and liabilities assumed at the date of the GOBA Acquisition:

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

In the second quarter of 2019 we finalized our fair value estimate of assets acquired and liabilities assumed as of the acquisition date.

For the year ended December 31, 2018, transaction costs related to the GOBA Acquisition were US$1.1 million. These costs were reported as interest and SG&A expenses in the Company's Consolidated Statements of Income.

Acquisition of Esselte Group Holdings AB

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

The following table presents the allocation of the consideration given to the fair values of the assets acquired and liabilities assumed at the date of the Esselte Acquisition:

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

In the fourth quarter of 2017 we finalized our fair value estimate of assets acquired and liabilities assumed as of the acquisition date.

The excess of the purchase price over the fair value of net assets acquired was allocated to goodwill. The goodwill of $106.5 million is primarily attributable to synergies expected to be realized from facility integration, headcount reduction and other operational streamlining activities, and from the existence of an assembled workforce.

For the year ended December 31, 2017, transaction costs related to the Esselte Acquisition were $5.0 million. These costs were reported as SG&A expenses in the Company's Consolidated Statements of Income.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

4. Long-term Debt and Short-term Borrowings

Notes payable and long-term debt, listed in order of the priority of security interests in assets of the Company, consisted of the following as of December 31, 2019 and 2018:

(in millions)	2019	2018
Euro Senior Secured Term Loan A, due May 2024 (floating interest rate of 1.5% at December 31, 2019)	$275.9	$—
Euro Senior Secured Term Loan A, due January 2022 (floating interest rate of 1.50% at December 31, 2018)	—	289.0
USD Senior Secured Term Loan A, due May 2024 (floating interest rate of 3.44% at December 31, 2019)	97.5	—
Australian Dollar Senior Secured Term Loan A, due May 2024 (floating interest rate of 2.45% at December 31, 2019)	41.6	—
Australian Dollar Senior Secured Term Loan A, due January 2022 (floating interest rate of 3.56% at December 31, 2018)	—	43.0
U.S. Dollar Senior Secured Revolving Credit Facility, due May 2024 (floating interest rate of 3.26% at December 31, 2019)	8.2	—
U.S. Dollar Senior Secured Revolving Credit Facility, due January 2022 (floating interest rate of 4.36% at December 31, 2018)	—	106.8
Australian Dollar Senior Secured Revolving Credit Facility, due May 2024 (floating interest rate of 2.44% at December 30, 2019)	14.0	—
Australian Dollar Senior Secured Revolving Credit Facility, due January 2022 (floating interest rate of 3.54% at December 31, 2018)	—	73.9
Senior Unsecured Notes, due December 2024 (fixed interest rate of 5.25%)	375.0	375.0
Other borrowings	3.8	0.3
Total debt	816.0	888.0
Less:
Current portion	33.2	39.5
Debt issuance costs, unamortized	5.6	5.5
Long-term debt, net	$777.2	$843.0

The Company entered into a Third Amended and Restated Credit Agreement (the "Credit Agreement"), dated as of January 27, 2017, among the Company, certain subsidiaries of the Company, Bank of America, N.A., as administrative agent, and the other agents and various lenders party thereto. The Credit Agreement provided for a five-year senior secured credit facility, which consisted of a €300.0 million (US$320.8 million based on January 27, 2017, exchange rates) term loan facility, an A$80.0 million (US$60.4 million based on January 27, 2017, exchange rates) term loan facility, and a US$400.0 million multi-currency revolving credit facility (the "Revolving Facility").

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

Effective May 23, 2019, the Company entered into the Second Amendment (the "Second Amendment") to the Credit Agreement. Pursuant to the Second Amendment, the Credit Agreement was amended to, among other things:

•	extend the maturity date to May 23, 2024;

•	increase the aggregate revolving credit commitments under the Revolving Facility from $500.0 million to $600.0 million;

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

•	establish a new term loan facility denominated in U.S. Dollars in an aggregate principal amount of $100.0 million (the "USD Term Loan");

•	replace the minimum fixed charge coverage ratio of 1.25:1.00 with a minimum interest coverage ratio, as calculated under the Credit Agreement, of 3.00:1.00;

•
reflect a more favorable restricted payment covenant, with the consolidated leverage ratio hurdle for unlimited restricted payments (including share repurchases and dividends) as calculated under the Credit Agreement increasing from 2.50x to 3.25x;

•
reflect, in certain cases, more favorable pricing with a 25 basis point reduction in the applicable rate on outstanding loans than was in effect prior to the Second Amendment based on the Company's then current consolidated leverage ratio, along with lower fees on undrawn amounts;

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

During 2019, the Company repaid $70.6 million of debt, net of borrowings of $325.8 million.

As of December 31, 2019, there were $22.2 million in borrowings outstanding under the Revolving Facility. The remaining amount available for borrowings was $566.6 million (allowing for $11.2 million of letters of credit outstanding on that date).

Amortization

The outstanding principal amounts under the Term A Loan Facility are payable in quarterly installments in an amount representing, on an annual basis, 1.25 percent of the initial aggregate principal amount of such loan facility and increasing to 2.5 percent in September 2023.

Interest Rates

Amounts outstanding under the Credit Agreement bear interest at a rate per annum equal to the Euro Rate with a 0 percent floor, the Australian BBSR Rate, the Canadian BA Rate or the Base Rate, as applicable and as each such rate is defined in the Credit Agreement, plus an "applicable rate." The applicable rate applied to outstanding Euro, Australian and Canadian dollar denominated loans and Base Rate loans is based on the Company’s Consolidated Leverage Ratio (as defined in the Credit Agreement) as follows:

Consolidated Leverage Ratio	Applicable Rate on Euro/AUD/CDN Dollar Loans	Applicable Rate on Base Rate Loans
> 3.50 to 1.00	2.25%	1.25%
≤ 3.50 to 1.00 and > 3.25 to 1.00	2.00%	1.00%
≤ 3.25 to 1.00 and > 3.00 to 1.00	1.75%	0.75%
≤ 3.00 to 1.00 and > 2.00 to 1.00	1.50%	0.50%
≤ 2.00 to 1.00	1.25%	0.25%

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

As of December 31, 2019, the applicable rate on Euro, Australian and Canadian dollar loans was 1.50 percent and the applicable rate on Base Rate loans was 0.50 percent. Undrawn amounts under the Revolving Facility are subject to a commitment fee rate of 0.20 percent to 0.35 percent per annum, depending on the Company’s Consolidated Leverage Ratio. As of December 31, 2019, the commitment fee rate was 0.25 percent.

Prepayments

Subject to certain conditions and specific exceptions, the Credit Agreement requires the Company to prepay outstanding amounts under the Credit Agreement under various circumstances, including (a) if sales or dispositions of certain property or assets in any fiscal year result in the receipt of net cash proceeds of $12.0 million, then an amount equal to 100 percent of the net cash proceeds received in excess of such $12.0 million, and (b) with respect to the AUD Term Loan A, in an amount equal to 100 percent of the net cash proceeds received from the disposition of any real property located in Australia. The Company also would be required to make prepayments in the event it receives proceeds related to certain property insurance or condemnation awards and from additional debt other than debt permitted under the Credit Agreement. The Credit Agreement also contains other customary prepayment obligations and provides for voluntary commitment reductions and prepayment of loans, subject to certain conditions and exceptions.

Dividends and Share Repurchases

Under the Credit Agreement, the Company may pay dividends and/or repurchase shares in an aggregate amount not to exceed the sum of: (i) the greater of $30.0 million and 1 percent of the Company’s Consolidated Total Assets (as defined in the Credit Agreement); plus (ii) an additional amount not to exceed $75.0 million in any fiscal year (provided the Company’s Consolidated Leverage Ratio after giving pro forma effect to the restricted payment would be greater than 3.25:1.00 and less than or equal to 3.75:1.00); plus (iii) an additional amount so long as the Consolidated Leverage Ratio after giving pro forma effect to the restricted payment would be less than or equal to 3.25:1.00; plus (iv) any Net Equity Proceeds (as defined in the Credit Agreement).

Financial Covenants

The Company’s Consolidated Leverage Ratio, as of the end of any fiscal quarter may not exceed 3.75:1.00; provided that as of the end of any fiscal quarter in which a Material Acquisition (as defined in the Credit Agreement) occurs, and as of the end of the three fiscal quarters thereafter, the maximum Consolidated Leverage Ratio level will increase by 0.50:1.00, provided that no more than one such increase can be in effect at any time.

The Credit Agreement requires the Company to maintain a Consolidated Interest Coverage Ratio (as defined in the Credit Agreement) as of the end of any fiscal quarter at or above 3.00 to 1.00.

As of December 31, 2019, our Consolidated Leverage Ratio was approximately 2.6 to 1 and our Interest Coverage Ratio was approximately 7.5 to 1.

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

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Senior Unsecured Notes due December 2024 (the "Senior Unsecured Notes")

The Senior Unsecured Notes Indenture contains covenants that could limit the ability of the Company and its restricted subsidiaries to, among other things: (i) incur additional indebtedness or issue disqualified stock or, in the case of the Company’s restricted subsidiaries, preferred stock; (ii) create liens; (iii) pay dividends, make certain investments or make other restricted payments; (iv) sell certain assets or merge with or into other companies; (v) enter into transactions with affiliates; and (vi) allow any restricted subsidiary to pay dividends, loans, or assets to the Company or other restricted subsidiaries. These covenants are subject to a number of important limitations and exceptions. The Senior Unsecured Notes Indenture also provides for events of default, which, if any of them occurs, would permit or require the principal, premium, if any, and accrued but unpaid interest on all the then outstanding Senior Unsecured Notes to be immediately due and payable.

Compliance with Loan Covenants

As of and for the periods ended December 31, 2019 and December 31, 2018, the Company was in compliance with all applicable loan covenants under its senior secured credit facilities and the Senior Unsecured Notes.

Guarantees and Security

Generally, obligations under the Credit Agreement are guaranteed by certain of the Company's existing and future subsidiaries, and are secured by substantially all of the Company's and certain guarantor subsidiaries' assets, subject to certain exclusions and limitations.

The Senior Unsecured Notes are irrevocably and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by each of our existing and future domestic subsidiaries other than certain excluded subsidiaries. The Senior Unsecured Notes and the related guarantees rank equally in right of payment with all of the existing and future senior debt of the Company and the guarantors, senior in right of payment to all of the existing and future subordinated debt of the Company and the guarantors, and effectively subordinated to all of the existing and future secured indebtedness of the Company and the guarantors to the extent of the value of the assets securing such indebtedness. The Senior Unsecured Notes and the guarantees are and will be structurally subordinated to all existing and future liabilities, including trade payables, of each of the Company's subsidiaries that do not guarantee the notes.

5. Leases

On January 1, 2019, the Company adopted accounting standard ASU No. 2016-02, Leases (Topic 842), applying the transition method in accounting standard ASU 2018-11 Leases (Topic 842), Targeted Improvements. ASU 2018-11 allows an entity to initially apply ASU 2016-02 at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The Company recorded a net increase to beginning retained earnings of $0.5 million as of January 1, 2019 due to the cumulative impact of adopting ASU 2016-02. The impact of adopting ASU 2016-02 on our Consolidated Balance Sheet was material, but the impact was immaterial for our Consolidated Statements of Income, Consolidated Statements of Cash Flows and Consolidated Statement of Stockholders' Equity.

The Company leases its corporate headquarters, various other facilities for distribution, manufacturing, and offices, as well as vehicles, forklifts and other equipment. The Company determines if an arrangement is a lease at inception. Leases are included in "Right of use asset, leases" ("ROU Assets"), and the current portion of the lease liability is included in "Lease liabilities" and the non-current portion is included in "Long-term lease liabilities" in the Consolidated Balance Sheet. The Company currently has an immaterial amount of financing leases and leases with terms of more than one month and less than 12 months. ROU Assets and lease liabilities are recognized based on the present value of lease payments over the lease term. Because most of the Company’s leases do not provide an implicit rate of return, the Company uses its incremental collateralized borrowing rate, on a regional basis, in determining the present value of lease payments. The incremental borrowing rate is dependent upon duration of the lease and has been segmented into three groups of time. All leases within the same region and the same group of time share the same incremental borrowing rate. The Company has lease agreements with lease and non-lease components, which are combined for accounting purposes for all classes of assets except information technology equipment.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The components of lease expense for the year ended December 31, 2019 were as follows:

(in millions)	2019
Operating lease cost	$29.6
Sublease income	(1.7)
Total lease cost	$27.9

Total rental expense reported in our Consolidated Statements of Income for all non-cancelable operating leases (reduced by minor amounts for subleases) amounted to $27.9 million, $33.0 million and $30.9 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Other information related to leases for the year ended December 31, 2019 was as follows:

(in millions, except lease term and discount rate)	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$29.6
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$35.5

Weighted average remaining lease term:
Operating leases	7.0 years

Weighted average discount rate:
Operating leases	5.3%

Future minimum lease payments, net of sub-lease income, for all non-cancelable leases as of December 31, 2019 were as follows:

(in millions)
2020	$28.4
2021	24.0
2022	19.8
2023	15.6
2024	13.5
Thereafter	41.5
Total minimum lease payments	142.8
Less imputed interest	31.2
Future minimum payments for leases, net of sublease rental income and imputed interest	$111.6

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

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

In the Esselte Acquisition, we acquired numerous pension plans, primarily in Germany (which is frozen to new participants) and the U.K. The Esselte U.K. plan is frozen and was merged into the legacy ACCO U.K. plan in 2019, which was frozen on September 30, 2012.

On January 20, 2009, the Company’s Board of Directors approved plan amendments to temporarily freeze our ACCO Brands Corporation Pension Plan for Salaried and Certain Hourly Paid Employees in the U.S. (the "U.S. Salaried Plan") effective March 7, 2009. During the fourth quarter of 2014, the U.S. Salaried Plan became permanently frozen and, as of December 31, 2014, we permanently froze a portion of our U.S. pension plan for certain bargained hourly employees. As of December 31, 2016, all of our Canadian pension plans were frozen.

We also provide post-retirement health care and life insurance benefits to certain employees and retirees in the U.S., U.K. and Canada. All but one of these benefit plans is no longer open to new participants. Many employees and retirees outside of the U.S. are covered by government health care programs.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The following table sets forth our defined benefit pension and post-retirement plans funded status and the amounts recognized in our Consolidated Balance Sheets:

	Pension				Post-retirement
	U.S.		International
(in millions)	2019	2018	2019	2018	2019	2018
Change in projected benefit obligation (PBO)
Projected benefit obligation at beginning of year	$188.3	$206.5	$627.3	$695.0	$6.2	$6.8
Service cost	1.3	1.6	1.3	1.9	—	0.1
Interest cost	7.4	6.7	13.4	12.9	0.2	0.2
Actuarial loss (gain)	25.2	(15.6)	67.6	(26.6)	(0.9)	(0.3)
Participants’ contributions	—	—	0.1	0.1	0.1	0.1
Benefits paid	(10.6)	(10.9)	(28.6)	(26.9)	(0.4)	(0.4)
Curtailment gain	—	—	—	(0.9)	—	—
Settlement gain	—	—	(0.4)	(2.0)	—	—
Plan amendments	—	—	—	6.8	—	—
Foreign exchange rate changes	—	—	10.0	(35.3)	0.1	(0.3)
Other items	—	—	—	2.3	—	—
Projected benefit obligation at end of year	211.6	188.3	690.7	627.3	5.3	6.2
Change in plan assets
Fair value of plan assets at beginning of year	141.1	162.1	417.6	463.8	—	—
Actual return on plan assets	21.9	(15.8)	45.5	(10.0)	—	—
Employer contributions	5.6	5.7	14.1	14.9	0.3	0.3
Participants’ contributions	—	—	0.1	0.1	0.1	0.1
Benefits paid	(10.6)	(10.9)	(28.7)	(26.9)	(0.4)	(0.4)
Settlement gain	—	—	(0.4)	(2.0)	—	—
Foreign exchange rate changes	—	—	12.1	(24.6)	—	—
Other items	—	—	—	2.3	—	—
Fair value of plan assets at end of year	158.0	141.1	460.3	417.6	—	—
Funded status (Fair value of plan assets less PBO)	$(53.6)	$(47.2)	$(230.4)	$(209.7)	$(5.3)	$(6.2)
Amounts recognized in the Consolidated Balance Sheets consist of:
Other non-current assets	$—	$—	$1.2	$1.4	$—	$—
Other current liabilities	—	—	6.8	6.7	0.5	0.6
Pension and post-retirement benefit obligations	53.6	47.2	224.8	204.4	4.8	5.6
Components of accumulated other comprehensive income, net of tax:
Unrecognized actuarial loss (gain)	74.1	64.7	129.8	97.1	(4.0)	(3.5)
Unrecognized prior service cost (credit)	1.4	1.5	4.9	5.0	(0.2)	(0.2)

Pension and post-retirement benefit obligations of $283.2 million as of December 31, 2019, increased from $257.2 million as of December 31, 2018, primarily due to lower discount rate assumptions compared to the prior year. In addition, lower discount rates were the primary reason for the actuarial losses that were recognized in 2019.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The accumulated benefit obligation for all pension plans was $891.3 million and $806.1 million at December 31, 2019 and 2018, respectively.

The following table sets out information for pension plans with an accumulated benefit obligation in excess of plan assets:

	U.S.		International
(in millions)	2019	2018	2019	2018
Accumulated benefit obligation	$211.6	$188.3	$638.4	$564.6
Fair value of plan assets	158.0	141.1	417.5	362.9

The following table sets out information for pension plans with a projected benefit obligation in excess of plan assets:

	U.S.		International
(in millions)	2019	2018	2019	2018
Projected benefit obligation	$211.6	$188.3	$649.1	$574.0
Fair value of plan assets	158.0	141.1	417.5	362.9

The components of net periodic benefit (income) expense for pension and post-retirement plans for the years ended December 31, 2019, 2018, and 2017, were as follows:

	Pension						Post-retirement
	U.S.			International
(in millions)	2019	2018	2017	2019	2018	2017	2019	2018	2017
Service cost	$1.3	$1.6	$1.4	$1.3	$1.9	$1.9	$—	$0.1	$—
Interest cost	7.4	6.7	7.1	13.4	12.9	13.4	0.2	0.2	0.2
Expected return on plan assets	(11.7)	(11.8)	(12.3)	(20.5)	(22.7)	(21.8)	—	—	—
Amortization of net loss (gain)	2.2	2.7	2.0	3.3	3.4	3.0	(0.4)	(0.4)	(0.4)
Amortization of prior service cost	0.4	0.4	0.4	0.3	—	—	—	(0.1)	—
Curtailment gain	—	—	—	—	(0.6)	—	—	—	—
Settlement loss	—	—	—	0.1	—	—	—	—	—
Net periodic benefit income(1)	$(0.4)	$(0.4)	$(1.4)	$(2.1)	$(5.1)	$(3.5)	$(0.2)	$(0.2)	$(0.2)

(1)	The components, other than service cost, are included in the line "Non-operating pension income" in the Consolidated Statements of Income.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Other changes in plan assets and benefit obligations that were recognized in accumulated other comprehensive income (loss) during the years ended December 31, 2019, 2018, and 2017 were as follows:

	Pension						Post-retirement
	U.S.			International
(in millions)	2019	2018	2017	2019	2018	2017	2019	2018	2017
Current year actuarial loss (gain)	$15.0	$12.0	$5.9	$43.3	$5.3	$14.3	$(1.0)	$(0.3)	$—
Amortization of actuarial (loss) gain	(2.2)	(2.7)	(2.0)	(3.3)	(3.4)	(3.0)	0.4	0.4	0.4
Current year prior service cost	—	—	—	—	6.5	—	—	—	—
Amortization of prior service (cost) credit	(0.4)	(0.4)	(0.4)	(0.3)	0.3	—	—	0.1	—
Foreign exchange rate changes	—	—	—	3.4	(7.1)	10.7	—	0.1	(0.2)
Total recognized in other comprehensive income (loss)	$12.4	$8.9	$3.5	$43.1	$1.6	$22.0	$(0.6)	$0.3	$0.2
Total recognized in net periodic benefit cost (income) and other comprehensive income (loss)	$12.0	$8.5	$2.1	$41.0	$(3.5)	$18.5	$(0.8)	$0.1	$—

Assumptions

The weighted average assumptions used to determine benefit obligations for the years ended December 31, 2019, 2018, and 2017 were as follows:

	Pension						Post-retirement
	U.S.			International
	2019	2018	2017	2019	2018	2017	2019	2018	2017
Discount rate	3.3%	4.6%	3.7%	1.8%	2.5%	2.3%	2.7%	3.7%	3.2%
Rate of compensation increase	N/A	N/A	N/A	2.9%	3.0%	2.8%	N/A	N/A	N/A

The weighted average assumptions used to determine net periodic benefit (income) expense for the years ended December 31, 2019, 2018, and 2017 were as follows:

	Pension						Post-retirement
	U.S.			International
	2019	2018	2017	2019	2018	2017	2019	2018	2017
Discount rate	4.0%	3.5%	3.8%	2.4%	2.1%	2.3%	3.6%	3.2%	3.4%
Expected long-term rate of return	7.4%	7.4%	7.8%	5.0%	5.0%	5.5%	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	3.0%	2.8%	3.1%	N/A	N/A	N/A

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The weighted average health care cost trend rates used to determine post-retirement benefit obligations and net periodic benefit (income) expense as of December 31, 2019, 2018, and 2017 were as follows:

	Post-retirement
	2019	2018	2017
Health care cost trend rate assumed for next year	7%	7%	7%
Rate that the cost trend rate is assumed to decline (the ultimate trend rate)	4%	5%	5%
Year that the rate reaches the ultimate trend rate	2027	2026	2025

Plan Assets

The investment strategy for the Company is to optimize investment returns through a diversified portfolio of investments, taking into consideration underlying plan liabilities and asset volatility. Each plan has a different target asset allocation, which is reviewed periodically and is based on the underlying liability structure. The target asset allocation for our U.S. plan is 56.5 percent in equity securities, 33.5 percent in fixed income securities and 10 percent in alternative assets. The target asset allocation for non-U.S. plans is set by the local plan trustees.

Our pension plan weighted average asset allocations as of December 31, 2019 and 2018 were as follows:

	2019		2018
	U.S.	International	U.S.	International
Asset category
Equity securities	56%	13%	58%	16%
Fixed income	33	46	27	20
Real estate	3	3	3	5
Other(2)	8	38	12	59
Total	100%	100%	100%	100%

(2)	Multi-strategy hedge funds, insurance contracts and cash and cash equivalents for certain of our plans.

U.S. Pension Plan Assets

The fair value measurements of our U.S. pension plan assets by asset category as of December 31, 2019 were as follows:

(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value as of December 31, 2019
Mutual funds	$103.2	$—	$—	$103.2
Exchange traded funds	48.4	—	—	48.4
Common collective trust funds	—	1.5	—	1.5
Investments measured at net asset value(3)
Multi-strategy hedge funds				4.9
Total	$151.6	$1.5	$—	$158.0

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

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The fair value measurements of our U.S. pension plan assets by asset category as of December 31, 2018 were as follows:

(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value as of December 31, 2018
Mutual funds	$77.1	$—	$—	$77.1
Exchange traded funds	54.0	—	—	54.0
Common collective trust funds	—	1.7	—	1.7
Investments measured at net asset value(3)
Multi-strategy hedge funds				8.3
Total	$131.1	$1.7	$—	$141.1

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

International Pension Plans Assets

The fair value measurements of our international pension plans assets by asset category as of December 31, 2019 were as follows:

(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value as of December 31, 2019
Cash and cash equivalents	$1.4	$—	$—	$1.4
Equity securities	59.9	—	—	59.9
Exchange traded funds	0.4	—	—	0.4
Corporate debt securities	—	79.3	—	79.3
Multi-strategy hedge funds	—	85.9	—	85.9
Insurance contracts	—	29.6	—	29.6
Real estate	—	3.9		3.9
Government debt securities	—	132.5	—	132.5
Investments measured at net asset value(3)
Multi-strategy hedge funds				57.0
Real estate				10.4
Total	$61.7	$331.2	$—	$460.3

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The fair value measurements of our international pension plans assets by asset category as of December 31, 2018 were as follows:

(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value as of December 31, 2018
Cash and cash equivalents	$2.7	$—	$—	$2.7
Equity securities	65.7	—	—	65.7
Exchange traded funds	0.3	—	—	0.3
Corporate debt securities	—	71.7	—	71.7
Multi-strategy hedge funds	—	196.3	—	196.3
Insurance contracts	—	25.4	—	25.4
Government debt securities	—	14.0	—	14.0
Investments measured at net asset value(3)
Multi-strategy hedge funds				21.0
Real estate				20.5
Total	$68.7	$307.4	$—	$417.6

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

Cash Contributions

We contributed $20.0 million to our pension and post-retirement plans in 2019 and expect to contribute approximately $20 million in 2020.

The following table presents estimated future benefit payments to participants for the next ten fiscal years:

	Pension	Post-retirement
(in millions)	Benefits	Benefits
2020	$41.7	$0.5
2021	42.3	0.5
2022	42.9	0.5
2023	43.5	0.4
2024	44.0	0.4
Years 2025 - 2029	228.1	1.0

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

We also sponsor a number of defined contribution plans. Contributions are determined under various formulas. Costs related to such plans amounted to $12.4 million, $13.3 million and $13.4 million for the years ended December 31, 2019, 2018, and 2017, respectively.

Multi-Employer Pension Plan

We are a participant in a multi-employer pension plan. The plan has reported significant underfunded liabilities and declared itself in critical and declining status (red). As a result, the trustees of the plan adopted a rehabilitation plan (RP) in an effort to forestall insolvency. Our required contributions to this plan could increase due to the shrinking contribution base resulting from the insolvency of or withdrawal of other participating employers, from the inability or the failure of withdrawing participating employers to pay their withdrawal liability, from lower than expected returns on pension fund assets, and from other funding deficiencies. In the event that we withdraw from participation in the plan, we will be required to make withdrawal liability payments for a period of 20 years or longer in certain circumstances. The present value of our withdrawal liability payments would be recorded as an expense in our Consolidated Statements of Income and as a liability on our Consolidated Balance Sheets in the first year of our withdrawal. The most recent Pension Protection Act (PPA) zone status available in 2019 and 2018 is for the plan’s years ended December 31, 2018 and 2017, respectively. The zone status is based on information that we received from the plan and is certified by the plan’s actuary. Plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded. The Company's contributions are not more than 5 percent of the total contributions to the plan. Details regarding the plan are outlined in the table below.

		Pension Protection Act Zone Status		FIP/RP Status Pending/Implemented	Contributions				Expiration Date of Collective-Bargaining Agreement
					Year Ended December 31,
Pension Fund	EIN/Pension Plan Number	2019	2018		2019	2018	2017	Surcharge Imposed
PACE Industry Union-Management Pension Fund	11-6166763 / 001	Red	Red	Implemented	$0.2	$0.3	$0.2	Yes	6/30/2023

7. Stock-Based Compensation

The ACCO Brands Corporation Incentive Plan (the "Plan") provides for stock based awards generally in the form of stock options, restricted stock units ("RSUs") and performance stock units ("PSUs"), any of which may be granted alone or with other types of awards and dividend equivalents. A total of up to 11,775,000 shares may be issued under awards to key employees and non-employee directors under the Plan.

Beginning in 2018, the Company initiated a cash dividend to stockholders and began accruing dividend equivalents (“DEs") on all outstanding RSUs and PSUs as permitted by the Plan. DEs entitle holders of RSUs and PSUs to the same dividend value per share as holders of common stock. RSUs and PSUs are credited with DEs that are converted to RSUs and PSUs at the fair market value of our common stock on the dates the dividend payments are made and are subject to the same terms and conditions as the underlying award. DEs credited to RSUs and PSUs will only be paid to the extent the awards vest and any performance goals are achieved.

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

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The following table summarizes the impact of all stock-based compensation expense on our Consolidated Statements of Income for the years ended December 31, 2019, 2018 and 2017:

(in millions)	2019	2018	2017
Selling, general and administrative expense	$10.1	$8.8	$17.0
Loss before income tax	(10.1)	(8.8)	(17.0)
Income tax benefit	(2.4)	(2.2)	(6.1)
Net loss	$(7.7)	$(6.6)	$(10.9)

There was no capitalization of stock-based compensation expense.

Stock-based compensation expense by award type for the years ended December 31, 2019, 2018 and 2017 was as follows:

(in millions)	2019	2018	2017
Stock option compensation expense	$2.7	$2.0	$2.4
RSU compensation expense	5.1	4.7	4.3
PSU compensation expense	2.3	2.1	10.3
Total stock-based compensation expense	$10.1	$8.8	$17.0

Stock Options

The exercise price of each stock option equals or exceeds the fair market price of our stock on the date of grant. Options can generally be exercised over a maximum term of up to seven years. Stock options outstanding as of December 31, 2019 generally vest ratably over three years from the grant date. SSARs were last issued in 2009 and expired in 2016. The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model and the weighted average assumptions as outlined in the following table:

	Year Ended December 31,
	2019		2018		2017
Weighted average expected lives	4.6	years	4.8	years	4.8	years
Weighted average risk-free interest rate	2.49%		2.62%		2.04%
Weighted average expected volatility	36.1%		36.4%		39.7%
Expected dividend yield	2.65%		1.87%		0.00%
Weighted average grant date fair value	$2.40		$3.76		$4.70

Volatility is calculated using ACCO Brands' historic volatility. The weighted average expected option term reflects ACCO Brands' historic life for all option tranches. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

A summary of the changes in stock options outstanding under the Plan during the year ended December 31, 2019 is presented below:

	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2018	4,125,067	$9.46
Granted	1,303,255	$9.05
Exercised	(559,371)	$7.54
Forfeited	(451,258)	$12.01
Outstanding at December 31, 2019	4,417,693	$9.32	3.9 years	$4.8	million
Exercisable shares at December 31, 2019	2,468,344	$8.53	2.4 years	$4.4	million

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

We received cash of $4.2 million, $6.8 million and $4.2 million from the exercise of stock options during the years ended December 31, 2019, 2018 and 2017, respectively. The aggregate intrinsic value of options exercised during the years ended December 31, 2019, 2018 and 2017 totaled $1.0 million, $4.1 million and $2.8 million, respectively.

The fair value of options vested during the years ended December 31, 2019, 2018 and 2017 was $1.9 million, $2.3 million and $2.6 million, respectively. As of December 31, 2019, we had unrecognized compensation expense related to stock options of $3.4 million, which will be recognized over a weighted-average period of 1.7 years.

Stock Unit Awards

RSUs vest over a pre-determined period of time, generally three years from the date of grant. Stock-based compensation expense for the years ended December 31, 2019, 2018 and 2017 includes $1.1 million, $1.1 million and $0.8 million, respectively, of expense related to shares of stock (included in RSU compensation expense) which were RSUs granted to non-employee directors as a component of their compensation. The non-employee director RSUs became fully vested on the grant date. PSUs also vest over a pre-determined period of time, generally not longer than three years, but are further subject to the achievement of certain business performance criteria being met during the three-year performance period. Based upon the level of achieved performance, the number of shares actually awarded can vary from 0% to 150% of the original grant.

There were 1,716,445 RSUs outstanding as of December 31, 2019. All outstanding RSUs as of December 31, 2019 vest within three years of their date of grant. We generally recognize compensation expense for our RSU awards ratably over the service period. Also outstanding as of December 31, 2019 were 1,021,543 PSUs. All outstanding PSUs as of December 31, 2019 vest at the end of their respective three-year performance periods subject to the level of achievement of the performance targets associated with such awards. Upon vesting, all of the remaining RSU and PSU awards will be converted into the right to receive one share of common stock of the Company for each unit that vests. The cost of these awards is determined using the fair value of the shares on the date of grant, and compensation expense is generally recognized over the period during which the employee provides the requisite service to the Company. We generally recognize compensation expense for our PSU awards ratably over the vesting period based on management’s judgment of the likelihood that performance measures will be attained.

A summary of the changes in the RSUs outstanding under the Plan during 2019 is presented below:

	Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2018	1,446,634	$10.72
Granted	679,601	$8.74
Vested and distributed	(362,165)	$7.74
Forfeited and cancelled	(47,625)	$11.81
Outstanding at December 31, 2019	1,716,445	$10.53
Vested and deferred at December 31, 2019(1)	512,525	$9.37

(1)	Included in outstanding at December 31, 2019. Vested and deferred RSUs are primarily related to deferred compensation for non-employee directors.

For the years ended December 31, 2018 and 2017, we granted 465,378 and 438,521 RSUs, respectively. The weighted-average grant date fair value of our RSUs was $8.74, $12.71, and $12.65 for the years ended December 31, 2019, 2018 and 2017, respectively. The fair value of RSUs that vested during the years ended December 31, 2019, 2018 and 2017 was $3.6 million, $4.7 million and $5.5 million, respectively. As of December 31, 2019, we have unrecognized compensation expense related to RSUs of $5.6 million, which will be recognized over a weighted-average period of 1.8 years.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

A summary of the changes in the PSUs outstanding under the Plan during 2019 is presented below:

	Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2018	1,604,394	$9.46
Granted	895,389	$8.35
Vested	(1,059,825)	$7.66
Forfeited and cancelled	(34,384)	$11.27
Other - decrease due to performance of PSUs	(384,031)	$10.32
Outstanding at December 31, 2019	1,021,543	$9.98

For the years ended December 31, 2018 and 2017 we granted 747,996 and 706,732 PSUs, respectively. For the years ended December 31, 2019, 2018 and 2017, 1,059,825, 1,327,613 and 1,502,327 PSUs vested, respectively. The weighted-average grant date fair value of our PSUs was $8.35, $12.82, and $12.75 for the years ended December 31, 2019, 2018 and 2017, respectively. The fair value of PSUs that vested during the years ended December 31, 2019, 2018 and 2017 was $8.1 million, $10.0 million and $9.3 million respectively. As of December 31, 2019, we have unrecognized compensation expense related to PSUs of $4.0 million, which will be recognized over a weighted-average period of 2.0 years.

8. Inventories

The components of inventories were as follows:

	December 31,
(in millions)	2019	2018
Raw materials	$44.4	$55.4
Work in process	3.5	4.3
Finished goods	235.4	280.9
Total inventories	$283.3	$340.6

9. Property, Plant and Equipment, Net

The components of net property, plant and equipment were as follows:

	December 31,
(in millions)	2019	2018
Land and improvements	$24.0	$25.2
Buildings and improvements to leaseholds	145.0	144.2
Machinery and equipment	475.1	440.7
Construction in progress	7.6	8.6
	651.7	618.7
Less: accumulated depreciation	(384.6)	(355.0)
Property, plant and equipment, net(1)	$267.1	$263.7

(1)
Net property, plant and equipment as of December 31, 2019 and 2018 contained $68.5 million and $51.9 million of computer software assets, respectively, which are classified within machinery and equipment and construction in progress. Depreciation expense for software was $8.9 million, $8.2 million and $7.1 million for the years ended December 31, 2019, 2018 and 2017, respectively.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

10. Goodwill and Identifiable Intangible Assets

Goodwill

Changes in the net carrying amount of goodwill by segment were as follows:

(in millions)	ACCO Brands North America	ACCO Brands EMEA	ACCO Brands International	Total

Balance at December 31, 2017	$375.6	$129.4	$165.3	$670.3
Acquisitions(1)	—	—	2.4	2.4
Foreign currency translation	—	36.2	—	36.2
Balance at December 31, 2018	375.6	165.6	167.7	708.9
Acquisitions(1)	—	—	10.1	10.1
Foreign currency translation	—	0.1	(0.5)	(0.4)
Balance at December 31, 2019	$375.6	$165.7	$177.3	$718.6

(1) Goodwill has been recorded on our Consolidated Balance Sheet related to the GOBA Acquisition and represents the excess of the cost of the GOBA Acquisition when compared to the fair value estimate of the net assets acquired on July 2, 2018 (the date of the GOBA Acquisition). Goodwill has been recorded on our Consolidated Balance Sheet related to the Foroni Acquisition and represents the excess of the cost of the Foroni Acquisition when compared to the fair value estimate of the net assets acquired on August 1, 2019 (the effective date of the Foroni Acquisition). See "Note 3. Acquisitions" for details on the calculation of the goodwill acquired in the acquisitions.

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

Identifiable Intangibles

We test indefinite-lived intangibles for impairment at least annually and on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. We performed this annual assessment, on a qualitative basis, as allowed by GAAP, for our indefinite-lived trade names in the second quarter of 2019 and concluded that no impairment existed. For one of our indefinite-lived trade names that was not substantially above its carrying value, Mead®, we performed a quantitative test in the second quarter of 2018. A 1.5% long-term growth and an 11.5% discount rate were used. We concluded that the Mead® trade name was not impaired.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Acquired Identifiable Intangibles

Foroni Acquisition

The preliminary valuation of identifiable intangible assets of $11.1 million acquired in the Foroni Acquisition includes an amortizable trade name, "Foroni®," which has been recorded at its estimated fair value. The fair value of the trade name was determined using the relief from royalty method, which is based on the present value of royalty fees derived from projected revenues. The Foroni® trade name is expected to be amortized over 23 years on a straight-line basis.

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

The amortizable trade name will be amortized over 10 years on a straight-line basis while the customer relationships will be amortized on an accelerated basis over 7 years from January 31, 2019, the date the Cumberland assets were acquired by the Company. The allocation of the identifiable intangibles acquired in the Cumberland Asset Acquisition was as follows:

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

The amortizable trade name will be amortized over 15 years on a straight-line basis, while the customer relationships are being amortized on an accelerated basis over 10 years, from July 2, 2018, the date GOBA was acquired by the Company. The allocations of the identifiable intangibles acquired in the GOBA Acquisition were as follows:

(in millions)	Fair Value	Remaining Useful Life Ranges
Trade name - amortizable	$3.8	15 years
Customer relationships	6.5	10 years
Total identifiable intangibles acquired	$10.3

Esselte Acquisition

The identifiable intangible assets of $277.0 million acquired in the Esselte Acquisition include amortizable customer relationships, and indefinite lived and amortizable trade names and patents, which have been recorded at their estimated fair values. The fair value of the trade names and patents was determined using the relief from royalty method, which is based on the present value of royalty fees derived from projected revenues. The fair value of the customer relationships was determined using the multi-period excess earnings method, which is based on the present value of the projected after-tax cash flows.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Amortizable customer relationships, trade names and patents are expected to be amortized over lives ranging from 10 to 30 years from the Esselte Acquisition date of January 31, 2017. The customer relationships are being amortized on an accelerated basis. The allocations of the identifiable intangibles acquired in the Esselte Acquisition were as follows:

(in millions)	Fair Value	Remaining Useful Life Ranges
Trade name - indefinite lived	$116.8	Indefinite
Trade names - amortizable	53.2	15-30 Years
Customer relationships	102.4	15 Years
Patents	4.6	10 Years
Total identifiable intangibles acquired	$277.0

The gross carrying value and accumulated amortization by class of identifiable intangible assets as of December 31, 2019 and 2018 were as follows:

	December 31, 2019				December 31, 2018
(in millions)	Gross Carrying Amounts	Accumulated Amortization		Net Book Value	Gross Carrying Amounts	Accumulated Amortization		Net Book Value
Indefinite-lived intangible assets:
Trade names	$467.3	$(44.5)	(1)	$422.8	$471.7	$(44.5)	(1)	$427.2
Amortizable intangible assets:
Trade names	316.7	(83.7)		233.0	306.0	(70.5)		235.5
Customer and contractual relationships	241.0	(142.3)		98.7	240.2	(120.5)		119.7
Patents	5.5	(1.4)		4.1	5.5	(0.9)		4.6
Subtotal	563.2	(227.4)		335.8	551.7	(191.9)		359.8
Total identifiable intangibles	$1,030.5	$(271.9)		$758.6	$1,023.4	$(236.4)		$787.0

(1)	Accumulated amortization prior to the adoption of authoritative guidance on goodwill and other intangible assets, at which time further amortization ceased.

The Company’s intangible amortization expense was $35.4 million, $36.7 million and $35.6 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Estimated amortization expense for amortizable intangible assets for the next five years is as follows:

(in millions)	2020	2021	2022	2023	2024
Estimated amortization expense(2)	$32.0	$28.4	$24.9	$22.6	$21.0

(2)
Actual amounts of amortization expense may differ from estimated amounts due to changes in foreign currency exchange rates, additional intangible asset acquisitions, impairment of intangible assets, accelerated amortization of intangible assets and other events.

11. Restructuring

For the years ended December 31, 2019, 2018 and 2017, the Company recorded restructuring charges of $12.0 million, $11.7 million and $21.7 million, respectively, primarily for severance expenses associated with several cost savings initiatives. In 2019, we recorded $5.6 million of restructuring expense for our North America segment, $2.3 million for our EMEA segment, and $2.7 million for our International segment. In addition, we recorded $1.4 million of restructuring expense for Corporate.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

During 2018, the Company initiated cost savings plans related to changes in the operating structure of its North America segment and included costs associated with the integration of Esselte within the EMEA segment

During 2017, the Company initiated cost savings plans related to the consolidation and integration of Esselte affecting all three of the Company's segments, but primarily the EMEA segment. In addition, the cost savings initiatives undertaken by the North America segment were expanded during 2017 to include the change in the operating structure in North America, including integration of our former Computer Products Group segment.

For the years ended December 31, 2019, 2018 and 2017, we recorded restructuring charges of $12.0 million, $11.7 million and $21.7 million, respectively.

The summary of the activity in the restructuring liability (which is included in "Other current liabilities") for the year ended December 31, 2019 was as follows:

(in millions)	Balance at December 31, 2018	Provision	Cash Expenditures	Non-cash Items/ Currency Change	Balance at December 31, 2019
Employee termination costs(1)	$7.9	$10.9	$(8.1)	$—	$10.7
Termination of lease agreements(2)	1.8	0.5	(1.7)	—	0.6
Other(3)	—	0.6	(0.1)	—	0.5
Total restructuring liability	$9.7	$12.0	$(9.9)	$—	$11.8

(1) We expect the remaining $10.7 million employee termination costs to be substantially paid within the next twelve months.
(2) We expect the remaining $0.6 million termination of lease costs to be substantially paid within the next six months.
(3) We expect the remaining $0.5 million of other costs to be substantially paid in the next six months.

The summary of the activity in the restructuring accounts for the year ended December 31, 2018 was as follows:

(in millions)	Balance at December 31, 2017	Provision	Cash Expenditures	Non-cash Items/ Currency Change	Balance at December 31, 2018
Employee termination costs	$12.0	$8.3	$(12.1)	$(0.3)	$7.9
Termination of lease agreements	0.8	3.2	(2.0)	(0.2)	1.8
Other	0.5	0.2	(0.6)	(0.1)	—
Total restructuring liability	$13.3	$11.7	$(14.7)	$(0.6)	$9.7

The summary of the activity in the restructuring accounts for the year ended December 31, 2017 was as follows:

(in millions)	Balance at December 31, 2016	Esselte Acquisition(4)	Provision	Cash Expenditures	Non-cash Items/ Currency Change	Balance at December 31, 2017
Employee termination costs	$1.4	$1.5	$18.2	$(9.6)	$0.5	$12.0
Termination of lease agreements	0.1	1.2	2.4	(3.1)	0.2	$0.8
Other	—	0.1	1.1	(0.7)	—	$0.5
Total restructuring liability	$1.5	$2.8	$21.7	$(13.4)	$0.7	$13.3

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

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Restructuring charges for the years ended December 31, 2019, 2018 and 2017 by reporting segment were as follows:

(in millions)	2019	2018	2017
ACCO Brands North America	$5.6	$6.2	$5.5
ACCO Brands EMEA	2.3	4.9	11.2
ACCO Brands International	2.7	0.6	5.0
Corporate	1.4	—	—
Total restructuring charges	$12.0	$11.7	$21.7

12. Income Taxes

The components of income before income tax for the years ended December 31, 2019, 2018 and 2017 were as follows:

(in millions)	2019	2018	2017
Domestic operations	$32.0	$37.0	$68.7
Foreign operations	131.5	120.9	89.4
Total	$163.5	$157.9	$158.1

The reconciliation of income taxes computed at the U.S. federal statutory income tax rate of 21 percent for 2019, 21 percent for 2018 and 35 percent 2017 to our effective income tax rate for the years ended December 31, 2019, 2018 and 2017 was as follows:

(in millions)	2019	2018	2017
Income tax at U.S. statutory rate; 21%, 21% and 35%, respectively	$34.3	$33.2	$55.3
Effect of the U.S. Tax Act	—	3.1	(25.7)
State, local and other tax, net of federal benefit	5.8	2.2	3.6
GILTI/FDII	3.1	3.7	—
U.S. effect of foreign dividends and withholding taxes	2.1	2.2	4.9
Foreign income taxed at a higher (lower) effective rate	4.2	0.9	(6.9)
Net Brazilian Tax Assessments impact	6.5	(4.4)	2.2
Increase (decrease) in valuation allowance	0.4	5.2	(0.6)
Excess expense (benefit) from stock-based compensation	0.2	(2.5)	(5.6)
Other	0.1	7.6	(0.8)
Income taxes as reported	$56.7	$51.2	$26.4
Effective tax rate	34.7%	32.4%	16.7%

For 2019, we recorded income tax expense of $56.7 million on income before taxes of $163.5 million. The higher effective rate for 2019 of 34.7 percent compared to the 2018 effective tax rate, is primarily due to the increase to the reserve for the unrecognized tax benefits of $5.6 million in connection with the Brazil Tax Assessments.

For 2018, we recorded income tax expense of $51.2 million on income before taxes of $157.9 million. The higher effective rate for 2018 of 32.4 percent compared to the 2017 effective tax rate, is primarily due to the one-time 2017 beneficial effects of the U.S. Tax Act discussed below under "Tax Reform."

For 2017, we recorded income tax expense of $26.4 million on income before taxes of $158.1 million. The lower effective rate for 2017 of 16.7 percent was primarily driven by a $25.7 million benefit resulting from the U.S. Tax Act, and a $5.6 million benefit due to the impact of the Company's adoption of ASU No. 2016-9, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU No. 2016-9 in 2017.

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

As of December 31, 2018, the Company has revised these estimated amounts and recognized additional net tax expense in the amount of $3.1 million. The Company recognized additional expenses of $0.3 million related to the Transition Toll Tax. The Company recognized additional expense of $3.3 million related to limitations on deductibility of executive compensation expenses including $1.5 million of unrecognized tax benefits and a $1.8 million impairment of deferred tax assets. The Company recognized a tax benefit of $0.5 million on the difference between the 2018 U.S. enacted rate of 21 percent and the 2017 enacted rate of 35 percent, primarily related to a $4.1 million deductible pension plan contribution included on the Company’s 2017 U.S. Corporation income tax return.

The components of the income tax expense for the years ended December 31, 2019, 2018 and 2017 were as follows:

(in millions)	2019	2018	2017
Current expense
Federal and other	$5.8	$2.7	$41.1
Foreign	42.2	25.8	30.5
Total current income tax expense	48.0	28.5	71.6
Deferred expense
Federal and other	8.4	11.1	(47.4)
Foreign	0.3	11.6	2.2
Total deferred income tax expense (benefit)	8.7	22.7	(45.2)
Total income tax expense	$56.7	$51.2	$26.4

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The components of deferred tax assets (liabilities) as of December 31, 2019 and 2018 were as follows:

(in millions)	2019	2018
Deferred tax assets
Compensation and benefits	$15.4	$17.2
Pension	52.7	46.1
Inventory	10.0	10.7
Other reserves	15.9	15.7
Accounts receivable	5.8	6.1
Foreign tax credit carryforwards	25.2	25.2
Net operating loss carryforwards	90.9	101.8
Other	10.6	9.6
Gross deferred income tax assets	226.5	232.4
Valuation allowance	(51.6)	(50.8)
Net deferred tax assets	174.9	181.6
Deferred tax liabilities
Depreciation	(18.0)	(19.3)
Unremitted non-U.S. earnings accrual	(2.0)	(1.4)
Identifiable intangibles	(209.1)	(219.0)
Other	(4.3)	(3.0)
Gross deferred tax liabilities	(233.4)	(242.7)
Net deferred tax liabilities	$(58.5)	$(61.1)

A valuation allowance of $51.6 million and $50.8 million as of December 31, 2019 and 2018, respectively, has been established for deferred income tax assets, primarily related to net operating loss carryforwards that may not be realized. Realization of the net deferred income tax assets is dependent upon generating sufficient taxable income prior to the expiration of the applicable carryforward periods. Although realization is not certain, management believes that it is more-likely-than-not that the net deferred income tax assets will be realized. However, the amount of net deferred tax assets considered realizable could change in the near term if estimates of future taxable income during the applicable carryforward periods fluctuate.

With the enactment of the U.S. Tax Act, we believe that our offshore cash can be accessed without adverse U.S. tax consequences. After analyzing our global working capital and cash requirements, the Company has reassessed and updated its indefinite reinvestment assertion under ASC 740. As of December 31, 2019, the Company has recorded $2.0 million of deferred taxes on approximately $331 million of unremitted earnings of non-U.S. subsidiaries that may be remitted to the U.S. The Company has $177 million of additional unremitted earnings of non-U.S. subsidiaries, which are indefinitely reinvested and for which no deferred taxes have been provided.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2019, 2018 and 2017 was as follows:

(in millions)	2019	2018	2017
Balance at beginning of year	$43.7	$47.2	$43.7
Additions for tax positions of prior years	8.4	3.1	2.9
Additions for tax positions of current year	1.5	1.5	—
Reductions for tax positions of prior years	(2.5)	(8.2)	(0.7)
Acquisitions	—	5.3	1.6
Decrease resulting from foreign currency translation	(0.6)	(5.2)	(0.3)
Balance at end of year	$50.5	$43.7	$47.2

As of December 31, 2019, the amount of unrecognized tax benefits increased to $50.5 million, all of which would impact our effective tax rate, if recognized. We expect the amount of unrecognized tax benefits to change within the next twelve months, but these changes are not expected to have a significant impact on our results of operations or financial position.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Interest and penalties related to unrecognized tax benefits are recognized within "Income tax expense" in the Consolidated Statements of Income. As of December 31, 2019, we have accrued a cumulative $30.1 million for interest and penalties on the unrecognized tax benefits.

As of December 31, 2019, the U.S. federal statute of limitations remains open for the year 2016 and forward. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from 2 to 5 years. As of December 31, 2019, years still open to examination by foreign tax authorities in major jurisdictions include Australia (2015 forward), Brazil (2014 forward), Canada (2015 forward), Germany (2015 forward), Sweden (2015 forward) and the U.K. (2018 forward). We are currently under examination in various foreign jurisdictions.

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

The final administrative appeal of the Second Assessment was decided against the Company in 2017. In 2018, we decided to appeal this decision to the judicial level. In the event we do not prevail at the judicial level, we will be required to pay an additional penalty representing attorneys' costs and fees; accordingly, in the first quarter of 2019, the Company recorded an additional reserve of $5.6 million. In connection with the judicial challenge, we were required to provide security to guarantee payment of the Second Assessment should we not prevail. The First Assessment is still being challenged through established administrative procedures.

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

Because there is no settled legal precedent on which to base a definitive opinion as to whether we will ultimately prevail, we consider the outcome of this dispute to be uncertain. Since it is not more likely than not that we will prevail, in 2012, we recorded a reserve in the amount of $44.5 million (at December 31, 2012 exchange rates) in consideration of this contingency, of which $43.3 million was recorded as an adjustment to the purchase price and which included the 2007-2012 tax years plus penalties and interest through December 2012. Included in this reserve is an assumption of penalties at 75 percent, which is the standard penalty. While there is a possibility that a penalty of 150 percent could be imposed in connection with the First Assessment, based on the facts in our case and existing precedent, we believe the likelihood of a 150 percent penalty is not more likely than not as of December 31, 2019. We will continue to actively monitor administrative and judicial court decisions and evaluate their impact, if any, on our legal assessment of the ultimate outcome of our disputes. In addition, we will continue to accrue interest related to this contingency until such time as the outcome is known or until evidence is presented that we are more likely than not to prevail. The time limit for issuing an assessment for 2011 and 2012 expired in January 2018 and January 2019, respectively. Since we did not receive assessments for either of these periods, we reversed the amounts previously accrued, including $5.6 million related to 2011, which was released in the first quarter of 2018. During the years ended December 31, 2019, 2018 and 2017, we accrued additional interest as a charge to current income tax expense of $0.9 million, $1.1 million and $2.2 million, respectively. At current exchange rates, our accrual through December 31, 2019, including tax, penalties and interest, is $34.8 million (reported in "Other non-current liabilities").

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

13. Earnings per Share

Total outstanding shares as of December 31, 2019, 2018 and 2017 were 96.4 million, 102.7 million and 106.7 million, respectively. Under our stock repurchase program, for the years ended December 31, 2019, 2018 and 2017, we repurchased and retired 7.8 million, 6.0 million and 3.3 million shares, respectively. For the years ended December 31, 2019, 2018 and 2017, we acquired 0.5 million, 0.6 million and 0.7 million shares, respectively, related to tax withholding in connection with share-based compensation.

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

Our weighted-average shares outstanding for the years ended December 31, 2019, 2018 and 2017 was as follows:

(in millions)	2019	2018	2017
Weighted-average number of shares of common stock outstanding - basic	99.5	104.8	108.1
Stock options	0.5	1.0	1.3
Restricted stock units	1.0	1.2	1.5
Adjusted weighted-average shares and assumed conversions - diluted	101.0	107.0	110.9

Awards of potentially dilutive shares of common stock, which have exercise prices that were higher than the average market price during the period, are not included in the computation of dilutive earnings per share as their effect would have been anti-dilutive. For the years ended December 31, 2019, 2018 and 2017, the number of anti-dilutive shares were approximately 4.7 million, 4.0 million and 3.1 million, respectively.

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

Forward Currency Contracts

We enter into forward foreign currency contracts with third parties to reduce the effect of fluctuating foreign currencies, primarily on foreign denominated inventory purchases and intercompany loans. The majority of the Company’s exposure to local currency movements is in Europe (the Euro, the Swedish krona and the British pound), Brazil, Australia, Canada, and Mexico.

Forward currency contracts are used to hedge foreign denominated inventory purchases for Europe, Australia, Canada, Japan and New Zealand, and are designated as cash flow hedges. Unrealized gains and losses on these contracts are deferred in Accumulated Other Comprehensive Income ("AOCI") until the contracts are settled and the underlying hedged transactions relating to inventory purchases are recognized, at which time the deferred gains or losses will be reported in the "Cost of products sold" line in the Consolidated Statements of Income. As of December 31, 2019 and 2018, we had cash flow foreign exchange contracts

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

outstanding with a U.S. dollar equivalent notional value of $96.7 million and $98.7 million, respectively, which were designated as hedges.

Forward currency contracts used to hedge foreign denominated intercompany loans are not designated as hedging instruments. Gains and losses on these derivative instruments are recognized within "Other (income) expense, net" in the Consolidated Statements of Income and are largely offset by the change in the current translated value of the hedged item. The periods of the forward foreign exchange contracts correspond to the periods of the hedged transactions, and do not extend beyond December 2020. As of December 31, 2019 and 2018, we had foreign exchange contracts outstanding with a U.S. dollar equivalent notional value of $182.6 million and $113.3 million, respectively, which were not designated as hedges.

The following table summarizes the fair value of our derivative financial instruments as of December 31, 2019 and 2018:

	Fair Value of Derivative Instruments
	Derivative Assets			Derivative Liabilities
(in millions)	Balance Sheet Location	December 31, 2019	December 31, 2018	Balance Sheet Location	December 31, 2019	December 31, 2018
Derivatives designated as hedging instruments:
Foreign exchange contracts	Other current assets	$0.4	$3.3	Other current liabilities	$0.9	$0.1
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current assets	7.6	0.6	Other current liabilities	8.6	1.7
Foreign exchange contracts	Other non-current assets	—	12.7	Other non-current liabilities	—	12.7
Total derivatives		$8.0	$16.6		$9.5	$14.5

The following tables summarize the pre-tax effect of the Company’s derivative financial instruments on the Consolidated Statements of Income for the years ended December 31, 2019, 2018 and 2017:

	The Effect of Derivative Instruments in Cash Flow Hedging Relationships on the Consolidated Financial Statements
	Amount of Gain (Loss) Recognized in AOCI (Effective Portion)			Location of (Gain) Loss Reclassified from AOCI to Income	Amount of (Gain) Loss Reclassified from AOCI to Income (Effective Portion)
(in millions)	2019	2018	2017		2019	2018	2017
Cash flow hedges:
Foreign exchange contracts	$1.0	$9.1	$(4.9)	Cost of products sold	$(4.2)	$(6.4)	$1.6

	The Effect of Derivatives Not Designated as Hedging Instruments on the Consolidated Statements of Income
	Location of (Gain) Loss Recognized in Income on Derivatives	Amount of (Gain) Loss Recognized in Income year ended December 31,
(in millions)		2019	2018	2017
Foreign exchange contracts	Other (income) expense, net	$0.1	$0.7	$(1.5)

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

We have determined that our financial assets and liabilities described in "Note 14. Derivative Financial Instruments" are Level 2 in the fair value hierarchy. The following table sets forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2019 and 2018:

(in millions)	December 31, 2019	December 31, 2018
Assets:
Forward currency contracts	$8.0	$16.6
Liabilities:
Forward currency contracts	9.5	14.5

Our forward currency contracts are included in "Other current assets," "Other non-current assets," "Other current liabilities," or "Other non-current liabilities" and do not extend beyond December 2020. The forward foreign currency exchange contracts are primarily valued based on the foreign currency spot and forward rates quoted by the banks or foreign currency dealers. As such, these derivative instruments are classified within Level 2.

The fair values of cash and cash equivalents, notes payable to banks, accounts receivable and accounts payable approximate carrying amounts due principally to their short maturities. The carrying amount of total debt was $816.0 million and $888.0 million and the estimated fair value of total debt was $831.4 million and $848.6 million as of December 31, 2019 and 2018, respectively. The fair values are determined from quoted market prices, where available, and from using current interest rates based on credit ratings and the remaining terms of maturity.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

16. Accumulated Other Comprehensive Income (Loss)

Accumulated Other Comprehensive Income (Loss) ("AOCI") is defined as net income (loss) and other changes in stockholders’ equity from transactions and other events from sources other than stockholders. The components of, and changes in, AOCI were as follows:

(in millions)	Derivative Financial Instruments	Foreign Currency Adjustments	Unrecognized Pension and Other Post-retirement Benefit Costs	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2017	$0.2	$(305.4)	$(155.9)	$(461.1)
Other comprehensive income (loss) before reclassifications, net of tax	6.5	6.2	(13.4)	(0.7)
Amounts reclassified from accumulated other comprehensive (loss) income, net of tax	(4.6)	—	4.7	0.1
Balance at December 31, 2018	2.1	(299.2)	(164.6)	(461.7)
Other comprehensive income (loss) before reclassifications, net of tax	0.6	(0.3)	(45.9)	(45.6)
Amounts reclassified from accumulated other comprehensive (loss) income, net of tax	(2.9)	—	4.5	1.6
Balance at December 31, 2019	$(0.2)	$(299.5)	$(206.0)	$(505.7)

The reclassifications out of AOCI for the years ended December 31, 2019, 2018 and 2017 were as follows:

(in millions)	2019	2018	2017
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)			Location on Income Statement
Gain (loss) on cash flow hedges:
Foreign exchange contracts	$4.2	$6.4	$(1.6)	Cost of products sold
Tax benefit	(1.3)	(1.8)	0.3	Income tax expense
Net of tax	$2.9	$4.6	$(1.3)
Defined benefit plan items:
Amortization of actuarial loss	$(5.2)	$(5.1)	$(4.6)	(1)
Amortization of prior service cost	(0.7)	(0.3)	(0.4)	(1)
Total before tax	(5.9)	(5.4)	(5.0)
Tax benefit	1.4	0.7	1.5	Income tax expense
Net of tax	$(4.5)	$(4.7)	$(3.5)

Total reclassifications for the period, net of tax	$(1.6)	$(0.1)	$(4.8)

(1)
These AOCI components are included in the computation of net periodic benefit cost (income) for pension and post-retirement plans (See "Note 6. Pension and Other Retiree Benefits" for additional details).

17. Revenue Recognition

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

Service or Extended Maintenance Agreements ("EMAs") As of December 31, 2018, there was $5.0 million of unearned revenue associated with outstanding EMAs, primarily reported in "Other current liabilities." During the year ended December 31, 2019, $4.1 million of the unearned revenue was earned and recognized. As of December 31, 2019, the amount of unearned revenue from EMAs was $5.5 million. We expect to earn and recognize approximately $5.0 million of the unearned amount in the next 12 months and $0.5 million in periods beyond the next 12 months.

The following tables presents our net sales disaggregated by regional geography(1), based upon our reporting business segments for the years ended December 31, 2019, 2018 and 2017 and our net sales disaggregated by the timing of revenue recognition for the years ended December 31, 2019 and 2018:

(in millions)	2019	2018	2017
United States	$847.9	$819.7	$880.4
Canada	118.9	121.0	118.6
ACCO Brands North America	966.8	940.7	999.0

ACCO Brands EMEA(2)	569.3	605.2	542.8

Australia/N.Z.	145.3	169.2	187.9
Latin America	229.1	178.0	173.3
Asia-Pacific	45.2	48.1	45.8
ACCO Brands International	419.6	395.3	407.0
Net sales	$1,955.7	$1,941.2	$1,948.8

(1) Net sales are attributed to geographic areas based on the location of the selling entities.
(2) ACCO Brands EMEA is comprised largely of Europe, but also includes export sales to the Middle East and Africa.

(in millions)	2019	2018
Product and services transferred at a point in time	$1,892.9	$1,878.2
Product and services transferred over time	62.8	63.0
Net sales	$1,955.7	$1,941.2

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

18. Information on Business Segments

The Company has three operating business segments, each of which is comprised of different geographic regions. The Company's three operating segments are as follows:

Operating Segment	Geography	Primary Brands	Primary Products
ACCO Brands North America	United States and Canada	Five Star®, Quartet®, AT-A-GLANCE®, GBC®, Swingline®, Kensington®, Mead®, and Hilroy®	School notebooks, planners, dry erase boards, storage and organization products (3-ring binders), stapling, punching, laminating, binding products, and computer accessories

ACCO Brands EMEA	Europe, Middle East and Africa	Leitz®, Rapid®, Esselte®, Kensington®, Rexel® GBC®, NOBO®, and Derwent®
Storage and organization products (lever-arch binders, sheet protectors, indexes), stapling, punching, laminating, shredding, do-it-yourself tools, dry erase boards, writing instruments and computer accessories

ACCO Brands International	Australia/N.Z., Latin America and Asia-Pacific	Tilibra®, GBC®, Barrilito®, Foroni®, Marbig®, Kensington®, Artline®*, Wilson Jones®, Quartet®, Spirax®, and Rexel® *Australia/N.Z. only
School notebooks, planners, dry erase boards, storage and organization products (binders, sheet protectors and indexes), stapling, punching, laminating, shredding, writing instruments, janitorial supplies and computer accessories

Each business segment designs, markets, sources, manufactures, and sells recognized consumer and other end-user demanded branded products used in businesses, schools, and homes. Product designs are tailored to end-user preferences in each geographic region, and where possible, leverage common engineering, design, and sourcing.

Our product categories include storage and organization; stapling; punching; laminating, shredding, and binding machines; dry erase boards; notebooks; calendars; computer accessories; and do-it-yourself tools, among others. Our portfolio includes both globally and regionally recognized brands. The revenue in the North America and International segments includes significant sales of consumer products that have very important, seasonal selling periods related to back-to-school and calendar year-end. For North America and Mexico, back-to-school straddles the second and third quarters, and for the Southern hemisphere it takes place in the fourth and first quarters. We expect sales of consumer products to become a greater percentage of our revenue because demand for consumer back-to-school products is growing faster than demand for most business-related and calendar products.

Customers

We distribute our products through a wide variety of retail and commercial channels to ensure that they are readily and conveniently available for purchase by consumers and other end-users, wherever they prefer to shop. These channels include mass retailers, e-tailers, discount, drug/grocery and variety chains, warehouse clubs, hardware and specialty stores, independent office product dealers, office superstores, wholesalers, and contract stationers. We also sell direct to commercial and consumer end-users through e-commerce sites and our direct sales organization.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Net sales by reportable business segment for the years ended December 31, 2019, 2018 and 2017 were as follows:

(in millions)	2019	2018	2017
ACCO Brands North America	$966.8	$940.7	$999.0
ACCO Brands EMEA	569.3	605.2	542.8
ACCO Brands International	419.6	395.3	407.0
Net sales	$1,955.7	$1,941.2	$1,948.8

Operating income by reportable business segment for the years ended December 31, 2019, 2018 and 2017 was as follows:

(in millions)	2019	2018	2017
ACCO Brands North America	$131.0	$116.6	$152.4
ACCO Brands EMEA	58.6	59.4	32.0
ACCO Brands International	48.5	49.2	50.9
Segment operating income	238.1	225.2	235.3
Corporate(1)	(41.9)	(38.2)	(50.8)
Operating income(1)	196.2	187.0	184.5
Interest expense	43.2	41.2	41.1
Interest income	(3.2)	(4.4)	(5.8)
Non-operating pension income	(5.5)	(9.3)	(8.5)
Other (income) expense, net	(1.8)	1.6	(0.4)
Income before income tax	$163.5	$157.9	$158.1

(1)
Corporate operating loss in 2019, 2018 and 2017 includes transaction costs of $1.6 million, $0.5 million and $5.0 million respectively, primarily for legal and due diligence expenditures associated with the Foroni, GOBA, and Esselte acquisitions.

(2)
Operating income as presented in the segment table above is defined as i) net sales; ii) less cost of products sold; iii) less SG&A expenses; iv) less amortization of intangibles; and v) less restructuring charges.

The following table presents the measure of reportable business segment assets used by the Company’s chief operating decision maker as of December 31, 2019 and 2018:

(in millions)	2019	2018
ACCO Brands North America(3)	$403.4	$456.1
ACCO Brands EMEA(3)	257.9	276.7
ACCO Brands International(3)	384.1	341.3
Total segment assets	1,045.4	1,074.1
Unallocated assets	1,742.3	1,711.0
Corporate(3)	0.9	1.3
Total assets	$2,788.6	$2,786.4

(3)
Represents total assets, excluding goodwill and identifiable intangibles resulting from business acquisitions, intercompany balances, cash, deferred taxes, derivatives, prepaid pension assets, prepaid debt issuance costs and right of use asset, leases.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

As a supplement to the presentation of reportable business segment assets presented above, the table below presents reportable business segment assets, including the allocation of identifiable intangible assets and goodwill resulting from business combinations as of December 31, 2019 and 2018:

(in millions)	2019	2018
ACCO Brands North America(4)	$1,165.1	$1,231.0
ACCO Brands EMEA(4)	670.9	709.2
ACCO Brands International(4)	686.7	629.8
Total segment assets	2,522.7	2,570.0
Unallocated assets	265.0	215.1
Corporate(4)	0.9	1.3
Total assets	$2,788.6	$2,786.4

(4)	Represents total assets, excluding intercompany balances, cash, deferred taxes, derivatives, prepaid pension assets, prepaid debt issuance costs and right of use asset, leases.

Capital spend by reportable business segment for the years ended December 31, 2019, 2018 and 2017 was as follows:

(in millions)	2019	2018	2017
ACCO Brands North America	$21.7	$24.3	$16.3
ACCO Brands EMEA	7.0	6.1	5.1
ACCO Brands International	4.1	3.7	9.6
Total capital spend	$32.8	$34.1	$31.0

Depreciation expense by reportable business segment for the years ended December 31, 2019, 2018 and 2017 was as follows:

(in millions)	2019	2018	2017
ACCO Brands North America	$17.3	$15.9	$17.7
ACCO Brands EMEA	12.2	12.6	11.9
ACCO Brands International	5.4	5.5	6.0
Total depreciation	$34.9	$34.0	$35.6

Property, plant and equipment, net by geographic region as of December 31, 2019 and 2018 was as follows:

(in millions)	2019	2018
U.S.	$116.6	$111.7
Canada	1.7	1.9
ACCO Brands North America	118.3	113.6

ACCO Brands EMEA	92.8	100.0

Australia/N.Z.	12.1	13.1
Latin America	42.2	35.1
Asia-Pacific	1.7	1.9
ACCO Brands International	56.0	50.1
Property, plant and equipment, net	$267.1	$263.7

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Top Customers

Net sales to our five largest customers totaled $641.5 million, $577.3 million and $615.1 million for the years ended December 31, 2019, 2018 and 2017, respectively. For the year ended December 31, 2019, net sales to Staples/Essendant, our largest customer, were $200.2 million (10 percent). Except as disclosed, no other customer represented more than 10 percent of net sales in any of the last three years.

As of December 31, 2019 and 2018, our top five trade account receivables totaled $112.9 million and $125.0 million, respectively.

19. Commitments and Contingencies

Pending Litigation - Brazil Tax Assessments

In connection with our May 1, 2012 acquisition of the Mead C&OP business, we assumed all of the tax liabilities for the acquired foreign operations including Tilibra Produtos de Papelaria Ltda. ("Tilibra"). For further information, see "Note 12. Income Taxes - Brazil Tax Assessments" for details on tax assessments issued by the FRD against Tilibra challenging the tax deduction of goodwill from Tilibra's taxable income for the years 2007 through 2010. If the FRD's initial position is ultimately sustained, payment of the amount assessed would materially and adversely affect our cash flow in the year of settlement.

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

Tilibra has paid and continues to pay these indirect taxes on a tax base which includes the gross ICMS collected. It has also filed legal actions in Brazil to request reimbursement of these excess tax payments by way of future credits ("Tax Credits") and for permission to exclude the gross ICMS collected from the tax base in future periods. Tilibra’s legal actions cover various time periods and some have been finally decided in a court of law in favor of Tilibra, while others are still pending a final decision.

Due to the uncertainties associated with the scope of the application of the Brazilian Supreme Court’s ruling, taking into account the Brazilian tax authority’s appeal and request for modulation, the Company has and will recognize income only for the amount of Tax Credits actually monetized, which will occur when Tilibra receives a cash flow benefit from applying the Tax Credits against various taxes payable in Brazil. The benefit of the Tax Credits realized by the Company has and will be recorded in the Consolidated Statements of Income in the line item "Other (income) expense, net."

Tilibra has received final decisions for Tax Credits in the amount of $4.3 million, of which $3.3 million was offset against Brazilian taxes in the fourth quarter of 2019, with the balance expected to be used during the first quarter of 2020. This amount of Tax Credits assumes that only the net amount of ICMS paid can be excluded from the tax base. The total value of these Tax Credits was recorded as a gain in Tilibra’s local statutory accounts during the third quarter of 2019, resulting in Brazilian federal taxes payable of approximately $1.6 million.

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

Foroni, in years prior to acquisition, also filed legal actions in Brazil to recover these excess indirect tax payments; however, all of Foroni’s claims are still pending a final decision. In the event that any Tax Credits are recovered on behalf of Foroni, in accordance with the quota purchase agreement, we are required to remit such recovery to the former owners of Foroni on a net of income tax paid basis and therefore will not recognize any benefit in the Consolidated Statements of Income.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Other Pending Litigation

We are party to various lawsuits and regulatory proceedings, primarily related to alleged patent infringement, as well as other claims incidental to our business. In addition, we may be unaware of third-party claims of intellectual property infringement relating to our technology, brands, or products, and we may face other claims related to business operations. Any litigation regarding patents or other intellectual property could be costly and time-consuming and might require us to pay monetary damages or enter into costly license agreements. We also may be subject to injunctions against development and sale of certain of our products.

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

Unconditional Purchase Commitments

Future minimum payments under unconditional purchase commitments, primarily for inventory purchase commitments as of December 31, 2019 were as follows:

(in millions)
2020	$83.6
2021	1.0
2022	0.3
2023	—
2024	—
Thereafter	—
Total unconditional purchase commitments	$84.9

Environmental

We are subject to national, state, provincial, and/or local environmental laws and regulations concerning the discharge of materials into the environment and the handling, disposal and clean-up of waste materials and other items relating to the protection of the environment. This includes environmental laws and regulations that affect the design and composition of certain of our products. It is not possible to quantify with certainty the potential impact of actions regarding environmental matters, particularly remediation and other compliance efforts that we may undertake in the future. In the opinion of management, compliance with the present environmental protection laws, before taking into account estimated recoveries from third parties, will not have a material adverse effect upon our capital expenditures, financial condition and results of operations, or competitive position.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

20. Quarterly Financial Information (Unaudited)

The following is an analysis of certain line items in the Consolidated Statements of Income by quarter for 2019 and 2018:

(in millions, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2019
Net sales(1)	$393.9	$518.7	$505.7	$537.4
Gross profit	125.8	165.8	155.9	186.0
Operating income	17.9	61.4	48.8	68.1
Net income	$(0.6)	$35.9	$28.0	$43.5
Per share:
Basic income per share (2)	$(0.01)	$0.35	$0.29	$0.45
Diluted income per share (2)	$(0.01)	$0.35	$0.28	$0.44
2018
Net sales(1)	$405.8	$498.8	$507.3	$529.3
Gross profit	127.5	162.4	160.8	177.1
Operating income	11.7	51.8	57.5	66.0
Net income	$10.4	$25.7	$35.6	$35.0
Per share:
Basic income per share (2)	$0.10	$0.24	$0.34	$0.34
Diluted income per share (2)	$0.09	$0.24	$0.34	$0.34

(1)
Historically, our business has experienced higher sales and earnings in the second, third, and fourth quarters of the calendar year and we expect those trends to continue. Two principal factors contribute to this seasonality: (1) we are a major supplier of products related to the back-to-school season, which occurs principally from May through September for our businesses in North America and Mexico and from November through February for our Australian and Brazilian businesses; and (2) several product categories we sell lend themselves to calendar year-end purchase, including planners, paper storage, and organization products.

(2)
The sum of the quarterly earnings per share amounts may not equal the total for the year due to the effects of rounding, dilution as a result of issuing shares of common stock and repurchasing of shares of common stock during the year.

21. Subsequent Events

Dividends

On February 18, 2020, the Company's Board of Directors declared a cash dividend of $0.065 per share on its common stock. The dividend is payable on March 26, 2020 to stockholders of record as of the close of business on March 18, 2020. The continued declaration and payment of dividends is at the discretion of the Board of Directors and will be dependent upon, among other things, the Company's financial position, results of operations, cash flows and other factors.

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

As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation under the supervision of the Chief Executive Officer and the Chief Financial Officer, and with the participation of our Disclosure Committee, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2019.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2019 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

In August 2019, we completed the Foroni Acquisition, which represented $30.5 million of our consolidated net sales for the year ended December 31, 2019 and $89.3 million of consolidated assets as of December 31, 2019. As the Foroni Acquisition occurred in the third quarter of 2019, the scope of our evaluation of the effectiveness of internal control over financial reporting does not include Foroni. This exclusion is in accordance with the SEC's general guidance that an assessment of a recently acquired business may be omitted from our scope in the year of acquisition.

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

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Our management concluded that our internal control over financial reporting was effective as of December 31, 2019.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8. of this report.

ITEM 9B. OTHER INFORMATION
Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required under this Item with respect to the executive officers of the Company is incorporated by reference to "Item 1. Business" of this Form 10-K. Except as provided below, all other information required by this Item is contained in the Company’s 2020 Definitive Proxy Statement, which is to be filed with the SEC prior to April 3, 2020, and is incorporated herein by reference.

Code of Business Conduct

The Company has adopted a code of conduct as required by the listing standards of the New York Stock Exchange and rules of the SEC. This code applies to all of the Company’s directors, officers and employees. The code of conduct is published and available at the Governance section of the Company’s internet website at www.accobrands.com. The Company will post on its website any amendments to, or waivers from, our code of conduct applicable to any of its directors or executive officers. The foregoing information will be available in print to any stockholder who requests such information from ACCO Brands Corporation, Four Corporate Drive, Lake Zurich, IL 60047-2997, Attn: Office of the General Counsel.

ITEM 11. EXECUTIVE COMPENSATION

Information required under this Item is contained in the Company’s 2020 Definitive Proxy Statement, which is to be filed with the SEC prior to April 3, 2020, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table gives information, as of December 31, 2019, about our common stock that may be issued upon the exercise of options and other equity awards under all compensation plans under which equity securities are reserved for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	4,417,693	$9.32	11,074,100	(1)
Equity compensation plans not approved by security holders	—	—	—
Total	4,417,693	$9.32	11,074,100	(1)

(1)
These are shares available for grant as of December 31, 2019 under the 2019 ACCO Brands Corporation Incentive Plan (the "Plan") pursuant to which the Compensation Committee of the Board of Directors or the Board of Directors may make various stock-based awards, including grants of stock options, stock-settled appreciation rights, restricted stock, restricted stock units and performance stock units. In addition to these shares, shares covered by outstanding awards under the Plan that were forfeited or otherwise terminated may become available for grant under the Plan and, to the extent such shares have become available as of December 31, 2019, they are included in the table as available for grant.

Other information required under this Item is contained in the Company’s 2020 Definitive Proxy Statement, which is to be filed with the SEC prior to April 3, 2020, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required under this Item is contained in the Company’s 2020 Definitive Proxy Statement, which is to be filed with the SEC prior to April 3, 2020, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required under this Item is contained in the Company’s 2020 Definitive Proxy Statement, which is to be filed with the SEC prior to April 3, 2020, and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following Exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the SEC, as indicated in the description of each. We agree to furnish to the SEC upon request a copy of any instrument with respect to long-term debt not filed herewith as to which the total amount of securities authorized thereunder does not exceed 10 percent of our total assets on a consolidated basis.

(a)	Financial Statements, Financial Statement Schedules and Exhibits

1.	All Financial Statements

The following consolidated financial statements of the Company and its subsidiaries are filed as part of this report under Part II, Item 8. - Financial Statements and Supplementary Data:

2.	Financial Statement Schedule:
Schedule II - Valuation and Qualifying Accounts and Reserves for each of the years ended December 31, 2019, 2018 and 2017.

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

3.1
Restated Certificate of Incorporation of ACCO Brands Corporation (incorporated by reference to Exhibit 3.1 to ACCO Brands Corporation's Quarterly Report on Form 10-Q filed with the SEC on October 30, 2019 (File No. 001-08454))

3.2
By-laws of ACCO Brands Corporation, as amended through December 9, 2015 (incorporated by reference to Exhibit 3.1 to ACCO Brands Corporation's Current Report on Form 8-K filed with the SEC on December 14, 2015 (File No. 001-08454))

Instruments defining the rights of security holders, including indentures

4.1
Indenture, dated as of December 22, 2016, among ACCO Brands Corporation, as issuer, the guarantors named therein, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to ACCO Brands Corporation's Annual Report on Form 10-K filed with the SEC on February 27, 2017 (File No. 001-08454))

4.2	Description of securities registered under Section 12 of the Exchange Act*

Material Contracts

10.1
Separation Agreement, dated November 17, 2011, by and between MeadWestvaco and Monaco SpinCo Inc. (incorporated by reference to Exhibit 10.1 of ACCO Brands Corporation's Current Report on Form 8-K filed with the SEC on November 22, 2011 (File No. 001-08454))

10.2
Amendment No. 1, dated as of March 19, 2012, to the Separation Agreement, dated as of November 17, 2011, by and among MeadWestvaco Corporation and Monaco SpinCo Inc. (incorporated by reference to Exhibit 10.1 to ACCO Brands Corporation's Current Report on Form 8-K filed with the SEC on March 22, 2012 (File No. 001-08454))

10.3
Tax Matters Agreement, effective as of May 1, 2012, among the Company, MeadWestvaco Corporation and Monaco SpinCo Inc. (incorporated by reference to Exhibit 10.2 to ACCO Brands Corporation's Current Report on Form 8-K filed with the SEC on May 7, 2012 (File No. 001-08454))

10.4
Third Amended and Restated Credit Agreement, dated as of January 27, 2017, among the Company, certain subsidiaries of the Company, Bank of America, N.A., as administrative agent, and the other agents and various lenders party hereto (incorporated by reference to Exhibit 10.11 to ACCO Brands Corporation's Annual Report on Form 10-K filed with the SEC on February 27, 2017 (File No. 001-08454))

10.5
First Amendment to the Third Amended and Restated Credit Agreement, dated as of July 26, 2018, among the Company, certain subsidiaries of the Company, Bank of America, N.A., as administrative agent and the other agents and various lenders party hereto (incorporated by reference to Exhibit 10.1 to ACCO Brands Corporation's Quarterly Report on Form 10-Q filed with the SEC on October 30, 2018 (File No. 001-08454))

EXHIBIT INDEX

Number     Description of Exhibit

10.6
Second Amendment to Third Amended and Restated Credit Agreement, dated as of May 23, 2019, among the Company, certain subsidiaries of the Company, Bank of America, N.A., as administrative agent, and the other lenders party thereto. (incorporated by reference to Exhibit 10.1 to ACCO Brands Corporation's Current Report on Form 8-K filed with the SEC on May 23, 2019 (File No. 001-08454))

Executive Compensation Plans and Management Contracts

10.7
ACCO Brands Corporation Executive Severance Plan (effective December 1, 2007) (incorporated by reference to Exhibit 10.1 to ACCO Brands Corporation's Current Report on Form 8-K filed with the SEC on November 29, 2007 (File No. 001-08454))

10.8	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to ACCO Brands Corporation's Current Report on Form 8-K filed with the SEC on December 24, 2008 (File No. 001-08454))

10.9
Amended and Restated ACCO Brands Deferred Compensation Plan for Non-Employee Directors, effective December 14, 2009 (incorporated by reference to Exhibit 10.41 to ACCO Brands Corporation's Annual Report on Form 10-K filed with the SEC on February 26, 2010 (File No. 001-089454))

10.10
2011 Amended and Restated ACCO Brands Corporation Incentive Plan (incorporated by reference to Exhibit 10.1 to ACCO Brands Corporation's Current Report on Form 8-K filed with the SEC on May 20, 2011 (File No. 001-08454))

10.11
Form of Nonqualified Stock Option Agreement under the 2011 Amended and Restated ACCO Brands Corporation Incentive Plan (incorporated by reference to Exhibit 10.3 to ACCO Brands Corporation's Current Report on Form 8-K filed with the SEC on May 20, 2011 (File No. 001-08454))

10.12
Amendment of 2011 Amended and Restated ACCO Brands Corporation Incentive Plan (incorporated by reference to Exhibit 10.1 to ACCO Brands Corporation's Current Report on Form 8-K filed with the SEC on April 24, 2012 (File No. 001-08454))

10.13
Amendment of the ACCO Brands Corporation Executive Severance Plan, adopted as of October 23, 2012 (incorporated by reference to Exhibit 10.1 to ACCO Brands Corporation's Quarterly Report on Form 10-Q filed with the SEC on October 31, 2012 (File No. 001-08454))

10.14
Amendment to Deferred Compensation Plan for Non-Employee Directors, effective January 1, 2014 (incorporated by reference to Exhibit 10.15 to ACCO Brands Corporation's Annual Report on Form 10-K filed with the SEC on February 25, 2014 (File No. 001-089454))

10.15
Form of 2011 Amended and Restated Incentive Plan Directors Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.16 to ACCO Brands Corporation's Annual Report on Form 10-K filed with the SEC on February 25, 2014 (File No. 001-089454))

10.16
Form of Non-qualified Stock Option Agreement under the 2011 Amended and Restated Incentive Plan (incorporated by reference to Exhibit 10.2 to ACCO Brands Corporation's Current Report on Form 8-K filed with the SEC on March 10, 2014 (File No. 001-08454))

10.17
Second Amendment of 2011 Amended and Restated ACCO Brands Corporation Incentive Plan (incorporated by reference to Exhibit 10.4 to ACCO Brands Corporation's Quarterly Report on Form 10-Q filed with the SEC on April 30, 2014 (File No. 001-08454))

10.18
ACCO Brands Corporation Incentive Plan, which is an amendment and restatement of the Amended and Restated ACCO Brands Corporation 2011 Incentive Plan, as amended (incorporated by reference to Exhibit 4.4 to ACCO Brands Corporation's Registration Statement on Form S-8 filed with the SEC on May 12, 2015 (File No. 001-08454))

10.19
Form of Directors Restricted Stock Unit Award Agreement under the ACCO Brands Corporation Incentive Plan (incorporated by reference to Exhibit 10.1 to ACCO Brands Corporation's Current Report on Form 8-K filed with the SEC on May 18, 2015 (File No. 001-08454))

EXHIBIT INDEX

Number     Description of Exhibit

10.20
Form of Restricted Stock Unit Award Agreement under the ACCO Brands Corporation Incentive Plan (incorporated by reference to Exhibit 10.2 to ACCO Brands Corporation's Current Report on Form 8-K filed with the SEC on May 18, 2015 (File No. 001-08454))

10.21
Form of Performance Stock Unit Award Agreement under the ACCO Brands Corporation Incentive Plan (incorporated by reference to Exhibit 10.3 to ACCO Brands Corporation's Current Report on Form 8-K filed with the SEC on May 18, 2015 (File No. 001-08454))

10.22
Form of Nonqualified Stock Option Award Agreement under the ACCO Brands Corporation Incentive Plan (incorporated by reference to Exhibit 10.4 to ACCO Brands Corporation's Current Report on Form 8-K filed with the SEC on May 18, 2015 (File No. 001-08454))

10.23
Form of Executive Officer Restricted Stock Unit Award Agreement under the ACCO Brands Corporation Incentive Plan (incorporated by reference to Exhibit 10.1 to ACCO Brands Corporation's Quarterly Report on Form 10-Q filed with the SEC on May 9, 2017 (File No. 001-08454))

10.24
ACCO Brands Corporation Executive Severance Plan, as amended and restated effective January 1, 2019 (incorporated by reference to Exhibit 10.1 to ACCO Brands Corporation's Current Report on Form 8-K filed with the SEC on October 22, 2018 (File No. 001-09454))

10.25
ACCO Brands Corporation Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.26 to ACCO Brands Corporation's Annual Report on Form 10-K filed with the SEC on February 27, 2019 (File No. 001-09454))

10.26	2019 ACCO Brands Corporation Incentive Plan (incorporated by reference to Exhibit 99 to the Company’s Registration Statement on Form S-8 filed with the SEC on May 21, 2019)

10.27
Form of Directors Restricted Stock Unit Award Agreement under the 2019 ACCO Brands Corporation Incentive Plan (incorporated by reference to Exhibit 10.3 to ACCO Brands Corporation's Quarterly Report on Form 10-Q filed with the SEC on July 31, 2019 (File No. 001-08454))

10.28
Form of Restricted Stock Unit Award Agreement under the 2019 ACCO Brands Corporation Incentive Plan (incorporated by reference to Exhibit 10.4 to ACCO Brands Corporation's Quarterly Report on Form 10-Q filed with the SEC on July 31, 2019 (File No. 001-08454))

10.29
Form of Performance Stock Unit Award Agreement under the 2019 ACCO Brands Corporation Incentive Plan (incorporated by reference to Exhibit 10.5 to ACCO Brands Corporation's Quarterly Report on Form 10-Q filed with the SEC on July 31, 2019 (File No. 001-08454))

10.30
Form of Nonqualified Stock Option Award Agreement under the 2019 ACCO Brands Corporation Incentive Plan (incorporated by reference to Exhibit 10.6 to ACCO Brands Corporation's Quarterly Report on Form 10-Q filed with the SEC on July 31, 2019 (File No. 001-08454))

10.31	ACCO Brands Corporation Deferred Compensation Plan for Non-Employee Directors*

Other Exhibits

21.1	Subsidiaries of the Registrant*

23.1	Consent of KPMG LLP*

24.1	Power of attorney*

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

EXHIBIT INDEX

Number     Description of Exhibit

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

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
Kathleen D. Hood
Senior Vice President and Chief Accounting Officer (principal accounting officer)
February 27, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on its behalf by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Boris Elisman	Chairman, President and Chief Executive Officer (principal executive officer)	February 27, 2020
Boris Elisman

/s/ Neal V. Fenwick	Executive Vice President and Chief Financial Officer (principal financial officer)	February 27, 2020
Neal V. Fenwick

/s/ Kathleen D. Hood	Senior Vice President and Chief Accounting Officer (principal accounting officer)	February 27, 2020
Kathleen D. Hood

/s/ James A. Buzzard*	Director	February 27, 2020
James A. Buzzard

/s/ Kathleen S. Dvorak*	Director	February 27, 2020
Kathleen S. Dvorak

Signature	Title	Date

/s/ Pradeep Jotwani*	Director	February 27, 2020
Pradeep Jotwani

/s/ Robert J. Keller*	Director	February 27, 2020
Robert J. Keller

/s/ Thomas Kroeger*	Director	February 27, 2020
Thomas Kroeger

/s/ Ron Lombardi*	Director	February 27, 2020
Ron Lombardi

/s/ Graciela Monteagudo*	Director	February 27, 2020
Graciela Monteagudo

/s/ Hans Michael Norkus*	Director	February 27, 2020
Hans Michael Norkus

/s/ E. Mark Rajkowski*	Director	February 27, 2020
E. Mark Rajkowski

/s/ Neal V. Fenwick
* Neal V. Fenwick as Attorney-in-Fact

ACCO Brands Corporation
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
SCHEDULE II

Allowances for Doubtful Accounts

Changes in the allowances for doubtful accounts were as follows:

	Year Ended December 31,
(in millions)	2019	2018	2017
Balance at beginning of year	$6.5	$5.4	$4.5
Additions charged to expense	1.6	0.3	—
Deductions - write offs	(2.6)	(1.1)	(1.1)
Acquisitions	1.3	2.2	1.7
Foreign exchange changes	(0.1)	(0.3)	0.3
Balance at end of year	$6.7	$6.5	$5.4

Allowances for Sales Discounts and Other Credits

Changes in the allowances for sales discounts and returns were as follows:

	Year Ended December 31,
(in millions)	2019	2018	2017(1)
Balance at beginning of year	$7.8	$9.7	$9.4
Additions charged to expense	13.5	12.7	23.7
Deductions	(13.7)	(11.1)	(24.5)
Reclass to Other current liabilities(1)	—	(3.4)	—
Acquisitions	—	0.3	0.8
Foreign exchange changes	0.1	(0.4)	0.3
Balance at end of year	$7.7	$7.8	$9.7

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

Allowances for Cash Discounts

Changes in the allowances for cash discounts were as follows:

	Year Ended December 31,
(in millions)	2019	2018	2017
Balance at beginning of year	$1.7	$3.0	$1.8
Additions charged to expense	22.2	19.6	22.9
Deductions - discounts taken	(21.8)	(21.3)	(22.6)
Acquisitions	—	0.5	0.8
Foreign exchange changes	(0.1)	(0.1)	0.1
Balance at end of year	$2.0	$1.7	$3.0

ACCO Brands Corporation
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
SCHEDULE II (Continued)

Warranty Reserves

Changes in the reserve for warranty claims were as follows:

	Year Ended December 31,
(in millions)	2019	2018	2017
Balance at beginning of year	$4.9	$4.1	$1.9
Provision for warranties issued	3.9	4.1	2.8
Deductions - settlements made (in cash or in kind)	(3.4)	(3.1)	(2.7)
Acquisitions	—	—	1.8
Foreign exchange changes	—	(0.2)	0.3
Balance at end of year	$5.4	$4.9	$4.1

Income Tax Valuation Allowance

Changes in the deferred tax valuation allowances were as follows:

	Year Ended December 31,
(in millions)	2019	2018	2017
Balance at beginning of year	$50.8	$45.0	$11.7
Charge for effect of U.S. Tax Act	—	—	15.1
Debits (Credits) to expense	0.4	6.9	(0.7)
Charged (credited) to other accounts	—	—	1.2
Acquisitions	—	—	16.1
Foreign exchange changes	0.4	(1.1)	1.6
Balance at end of year	$51.6	$50.8	$45.0

See accompanying report of independent registered public accounting firm.