Form 10-Q
period 2020-03-31
ACCO BRANDS Corp
filed 2020-05-05
CIK 712034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2020

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

As of April 27, 2020, the registrant had outstanding 94,462,147 shares of Common Stock.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, particularly those anticipating future financial performance, business prospects, growth, operating strategies and similar matters, including without limitation, statements concerning the impacts of the COVID-19 pandemic on the Company’s business, operations, results of operations, liquidity and financial condition, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the beliefs and assumptions of management based on information available to us at the time such statements are made. These statements, which are generally identifiable by the use of the words "will," "believe," "expect," "intend," "anticipate," "estimate," "forecast," "project," "plan," and similar expressions, are subject to certain risks and uncertainties, are made as of the date hereof, and we undertake no duty or obligation to update them. Because actual results may differ materially from those suggested or implied by such forward-looking statements, you should not place undue reliance on them when deciding whether to buy, sell or hold the Company's securities.

Our outlook is based on certain assumptions, which we believe to be reasonable under the circumstances. These include, without limitation, assumptions regarding both the near-term and long-term impact of the COVID-19 pandemic on the global economy and other changes in the macro environment; changes in the competitive landscape, including ongoing uncertainties in the traditional office products channels; as well as the impact of fluctuations in foreign currency and acquisitions and the other factors described below.

Among the factors that could cause our actual results to differ materially from our forward-looking statements are: the scope and duration of the COVID-19 pandemic, government actions and other third party responses to it and the consequences for the global economy, uncertainties regarding how geographies, distribution channels and consumer behaviors will evolve over time in response to the pandemic, and its impact on our business, operations, results of operations and financial condition, including, among others, manufacturing, distribution and supply chain disruptions, reduced demand for our products and services, and the financial condition of our suppliers and customers, including their ability to fund their operations and pay their invoices. Additionally, many of the other risk factors affecting us are currently elevated by, and may continue to be elevated by, the COVID-19 pandemic.

Other factors that could affect our results or cause plans, actions and results to differ materially from current expectations are detailed in "Part I, Item 1. Business" and "Part I, Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2019, as updated under "Part II, Item 1A. Risk Factors" of this Quarterly Report on Form 10-Q, and the discussion under the heading "COVID-19 Impact" as well as the financial statement line item discussions set forth in "Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations" of this Quarterly Report on Form 10-Q and from time to time in our other Securities and Exchange Commission (the "SEC") filings.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ACCO Brands Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

	March 31, 2020	December 31, 2019
(in millions)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$93.4	$27.8
Accounts receivable, net	298.9	453.7
Inventories	291.6	283.3
Other current assets	54.1	41.2
Total current assets	738.0	806.0
Total property, plant and equipment	631.6	651.7
Less: accumulated depreciation	(381.0)	(384.6)
Property, plant and equipment, net	250.6	267.1
Right of use asset, leases	92.1	101.9
Deferred income taxes	109.2	119.0
Goodwill	717.7	718.6
Identifiable intangibles, net	725.9	758.6
Other non-current assets	19.7	17.4
Total assets	$2,653.2	$2,788.6
Liabilities and Stockholders' Equity
Current liabilities:
Notes payable	$15.7	$3.7
Current portion of long-term debt	51.5	29.5
Accounts payable	185.9	245.7
Accrued compensation	28.3	48.5
Accrued customer program liabilities	64.2	99.7
Lease liabilities	19.9	21.8
Other current liabilities	104.0	139.9
Total current liabilities	469.5	588.8
Long-term debt, net	856.9	777.2
Long-term lease liabilities	81.7	89.8
Deferred income taxes	167.3	177.5
Pension and post-retirement benefit obligations	268.9	283.2
Other non-current liabilities	91.0	98.4
Total liabilities	1,935.3	2,014.9
Stockholders' equity:
Common stock	1.0	1.0
Treasury stock	(39.9)	(38.2)
Paid-in capital	1,874.3	1,890.8
Accumulated other comprehensive loss	(545.1)	(505.7)
Accumulated deficit	(572.4)	(574.2)
Total stockholders' equity	717.9	773.7
Total liabilities and stockholders' equity	$2,653.2	$2,788.6

See Notes to Condensed Consolidated Financial Statements (Unaudited).

ACCO Brands Corporation and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
(in millions, except per share data)	2020	2019
Net sales	$384.1	$393.9
Cost of products sold	271.9	268.1
Gross profit	112.2	125.8
Operating costs and expenses:
Selling, general and administrative expenses	86.1	95.9
Amortization of intangibles	8.4	9.3
Restructuring charges	0.3	2.7
Total operating costs and expenses	94.8	107.9
Operating income	17.4	17.9
Non-operating expense (income):
Interest expense	8.6	10.4
Interest income	(0.3)	(0.9)
Non-operating pension income	(1.5)	(1.4)
Other income, net	(0.5)	(0.2)
Income before income tax	11.1	10.0
Income tax expense	3.1	10.6
Net income (loss)	$8.0	$(0.6)

Per share:
Basic income (loss) per share	$0.08	$(0.01)
Diluted income (loss) per share	$0.08	$(0.01)

Weighted average number of shares outstanding:
Basic	96.0	102.3
Diluted	97.5	102.3

See Notes to Condensed Consolidated Financial Statements (Unaudited).

ACCO Brands Corporation and Subsidiaries
Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended March 31,
(in millions)	2020	2019
Net income (loss)	$8.0	$(0.6)
Other comprehensive income (loss), net of tax:
Unrealized income (loss) on derivative instruments, net of tax (expense) benefit of $(0.9) and $0.4, respectively	2.4	(1.1)

Foreign currency translation adjustments, net of tax benefit (expense) of $2.1 and $(3.8), respectively	(49.7)	(3.1)

Recognition of deferred pension and other post-retirement items, net of tax (expense) benefit of $(2.4) and $0.4, respectively	7.9	(1.1)
Other comprehensive loss, net of tax	(39.4)	(5.3)

Comprehensive loss	$(31.4)	$(5.9)

See Notes to Condensed Consolidated Financial Statements (Unaudited).

ACCO Brands Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(in millions)	2020	2019
Operating activities
Net income (loss)	$8.0	$(0.6)
Amortization of inventory step-up	—	0.1
Loss on disposal of assets	—	0.1
Depreciation	8.6	8.8
Amortization of debt issuance costs	0.5	0.5
Amortization of intangibles	8.4	9.3
Stock-based compensation	0.9	2.0
Changes in balance sheet items:
Accounts receivable	112.0	108.1
Inventories	(26.2)	(57.3)
Other assets	(13.8)	(10.1)
Accounts payable	(45.2)	(79.9)
Accrued expenses and other liabilities	(72.1)	(41.1)
Accrued income taxes	(6.3)	(1.2)
Net cash used by operating activities	(25.2)	(61.3)
Investing activities
Additions to property, plant and equipment	(6.9)	(7.2)
Proceeds from the disposition of assets	—	0.1
Cost of acquisitions, net of cash acquired	0.6	—
Other assets acquired	—	(5.4)
Net cash used by investing activities	(6.3)	(12.5)
Financing activities
Proceeds from long-term borrowings	117.4	123.7
Repayments of long-term debt	(5.3)	—
Borrowings of notes payable, net	12.4	4.8
Dividends paid	(6.2)	(6.2)
Repurchases of common stock	(18.9)	(10.5)
Payments related to tax withholding for stock-based compensation	(1.7)	(4.2)
Proceeds from the exercise of stock options	1.5	—
Net cash provided by financing activities	99.2	107.6
Effect of foreign exchange rate changes on cash and cash equivalents	(2.1)	(0.3)
Net increase in cash and cash equivalents	65.6	33.5
Cash and cash equivalents
Beginning of the period	27.8	67.0
End of the period	$93.4	$100.5
Cash paid during the year for:
Interest	$2.9	$4.3
Income taxes	$10.1	$11.4

See Notes to Condensed Consolidated Financial Statements (Unaudited).

ACCO Brands Corporation and Subsidiaries
Consolidated Statement of Stockholders' Equity
(Unaudited)

(in millions)	Common Stock	Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Accumulated Deficit	Total
Balance at December 31, 2019	$1.0	$1,890.8	$(505.7)	$(38.2)	$(574.2)	$773.7
Net income	—	—	—	—	8.0	8.0
Gain on derivative financial instruments, net of tax	—	—	2.4	—	—	2.4
Translation impact	—	—	(49.7)	—	—	(49.7)
Pension and post-retirement adjustment, net of tax	—	—	7.9	—	—	7.9
Common stock repurchases	—	(18.9)	—	—	—	(18.9)
Stock-based compensation	—	0.9	—	—	—	0.9
Common stock issued, net of shares withheld for employee taxes	—	1.5	—	(1.7)	—	(0.2)
Dividends declared, $.065 per share	—	—	—	—	(6.2)	(6.2)
Balance at March 31, 2020	$1.0	$1,874.3	$(545.1)	$(39.9)	$(572.4)	$717.9
Shares of Capital Stock

	Common Stock	Treasury Stock	Net Shares
Shares at December 31, 2019	100,412,933	3,967,445	96,445,488
Common stock issued, net of shares withheld for employee taxes	898,664	206,243	692,421
Common stock repurchases	(2,690,292)	—	(2,690,292)
Shares at March 31, 2020	98,621,305	4,173,688	94,447,617

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

See Notes to Condensed Consolidated Financial Statements (Unaudited).

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

As used in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, the terms "ACCO Brands," "ACCO," the "Company," "we," "us," and "our" refer to ACCO Brands Corporation and its consolidated subsidiaries.

The management of ACCO Brands Corporation is responsible for the accuracy and internal consistency of the preparation of the condensed consolidated financial statements and notes contained in this Quarterly Report on Form 10-Q.

The condensed consolidated interim financial statements have been prepared pursuant to the rules and regulations of the SEC. Although the Company believes the disclosures are adequate to make the information presented not misleading, certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the U.S. ("GAAP") have been condensed or omitted pursuant to those rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

The Condensed Consolidated Balance Sheet as of March 31, 2020, the related Consolidated Statements of Operations, the Consolidated Statements of Comprehensive Loss, and the Consolidated Statement of Stockholders' Equity for the three months ended March 31, 2020 and 2019 and Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019 are unaudited. The December 31, 2019 Condensed Consolidated Balance Sheet data was derived from audited financial statements, but does not include all annual disclosures required by GAAP. The above referenced financial statements included herein were prepared by management and reflect all adjustments (consisting solely of normal recurring items unless otherwise noted) which are, in the opinion of management, necessary for the fair presentation of results of operations and cash flows for the interim periods ended March 31, 2020 and 2019, and the financial position of the Company as of March 31, 2020. Interim results may not be indicative of results for a full year.

Effective August 1, 2019, we completed the acquisition (the "Foroni Acquisition") of Indústria Gráfica Foroni Ltda. ("Foroni"), a leading provider of Foroni® branded notebooks and paper-based school and office products in Brazil. The purchase price was $41.5 million inclusive of working capital adjustments. The Foroni Acquisition advanced our strategy to expand in faster growing geographies and product categories, add consumer-centric brands and diversify our customer base. The results of Foroni are included in the ACCO Brands International segment effective August 1, 2019. See "Note 3. Acquisitions" for details on the Foroni acquisition.

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

2. Recent Accounting Pronouncements and Adopted Accounting Standards

Recent Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board ("FASB") issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which removes certain exceptions for investments, intraperiod allocations and interim calculations, and adds guidance to reduce complexity in accounting for income taxes. ASU 2019-12 is effective for annual periods, and interim periods within those years, beginning after December 15, 2020. The Company is currently evaluating the effects the standard will have on its consolidated financial statements.

There are no other recently issued accounting standards that are expected to have an impact on the Company’s financial condition, results of operations or cash flow.

Recently Adopted Accounting Standards

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, an accounting standard that requires companies to utilize an impairment model (current expected credit loss, or "CECL") for most financial assets measured at amortized cost and certain other financial instruments, which include, but are not limited to, trade and other receivables. This accounting standard replaced the incurred loss model with a model that

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to estimate those losses. Effective January 1, 2020, the Company adopted this standard. As of March 31, 2020 the adoption of this standard did not have a material impact on our condensed consolidated financial statements.

There were no other accounting standards that were adopted in the first three months of 2020 that had a material effect on the Company’s financial condition, results of operations or cash flow.

3. Acquisitions

Acquisition of Foroni

Effective August 1, 2019, we completed the acquisition of Foroni, a leading provider of Foroni® branded notebooks and paper-based school and office products in Brazil. The Foroni Acquisition advanced our strategy to expand in faster growing geographies and product categories, add consumer-centric brands and diversify our customer base. The results of Foroni are included in the ACCO Brands International segment effective August 1, 2019.

The purchase price was R$157.2 million (US$41.5 million based on July 31, 2019, exchange rates) inclusive of working capital adjustments. We also assumed $7.6 million in debt. A portion of the purchase price (R$25.0 million or US$6.6 million based on July 31, 2019 exchange rates) is being held in an escrow account for a period of up to 6 years after closing in the event of any claims against the sellers under the quota purchase agreement. The Company may also make claims against the sellers directly, subject to limitations in the quota purchase agreement, if the escrow is depleted. The Foroni Acquisition and related expenses were funded by cash on hand.

For accounting purposes, the Company was the acquiring enterprise. The Foroni Acquisition is being accounted for as a purchase business combination and Foroni's results are included in the Company’s condensed consolidated financial statements as of August 1, 2019. The net sales for Foroni for the three months ended March 31, 2020 were $14.4 million.

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The following table presents the preliminary allocation of the consideration given to the fair values of the assets acquired and liabilities assumed at the date of acquisition:

(in millions)	At August 1, 2019
Calculation of Goodwill:
Purchase price, net of working capital adjustment	$41.5

Plus fair value of liabilities assumed:
Accounts payable and accrued liabilities	12.4
Deferred tax liabilities	3.9
Debt	7.6
Lease liabilities	5.6
Fair value of liabilities assumed	$29.5

Less fair value of assets acquired:
Cash acquired	—
Accounts receivable	17.5
Inventory	12.2
Property and equipment	9.1
Identifiable intangibles	11.1
Deferred tax assets	2.6
Right of use asset, leases	5.6
Other assets	3.6
Fair value of assets acquired	$61.7

Goodwill	$9.3

We are continuing our review of our fair value estimate of assets acquired and liabilities assumed during the measurement period, which will conclude as soon as we receive the information we are seeking about facts and circumstances that existed as of the acquisition date or learn that more information is not available. This measurement period will not exceed one year from the acquisition date. The excess of the purchase price over the fair value of net assets acquired is allocated to goodwill. The preliminary goodwill of $9.3 million is primarily attributable to synergies expected to be realized from facility integration, headcount reduction and other operational streamlining activities, and from the existence of an assembled workforce.

Our fair value estimate of assets acquired and liabilities assumed is pending the completion of several elements, including the fair value of the assets acquired and liabilities assumed and the final review by our management. The primary areas that are not yet finalized relate to inventory, intangible assets, property and equipment, reserves and liabilities, and income and other taxes. Accordingly, there could be material adjustments to our condensed consolidated financial statements, including changes in our amortization and depreciation expense related to the valuation of intangible assets and property and equipment acquired and their respective useful lives, among other adjustments.

The final determination of the purchase price, fair values and resulting goodwill may differ significantly from what is reflected in these condensed consolidated financial statements.

During the year ended December 31, 2019, transaction costs related to the Foroni Acquisition were $1.5 million, and for the quarter ending March 31, 2020, they were $0.2 million. These costs were reported as selling, general and administrative ("SG&A") expenses in the Company's Consolidated Statements of Operations.

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

4. Long-term Debt and Short-term Borrowings

Notes payable and long-term debt, listed in order of the priority of security interests in assets of the Company, consisted of the following as of March 31, 2020 and December 31, 2019:

(in millions)	March 31, 2020	December 31, 2019
Euro Senior Secured Term Loan A, due May 2024 (floating interest rate of 1.50% at March 31, 2020 and 1.50% at December 31, 2019)	$268.7	$275.9
USD Senior Secured Term Loan A, due May 2024 (floating interest rate of 2.57% at March 31, 2020 and 3.44% at December 31, 2019)	96.2	97.5
Australian Dollar Senior Secured Term Loan A, due May 2024 (floating interest rate of 2.20% at March 31, 2020 and 2.45% at December 31, 2019)	36.2	41.6
U.S. Dollar Senior Secured Revolving Credit Facility, due May 2024 (floating interest rate of 2.40% at March 31, 2020 and 3.26% at December 31, 2019)	120.7	8.2
Australian Dollar Senior Secured Revolving Credit Facility, due May 2024 (floating interest rate of 1.98% at March 31, 2020 and 2.44% at December 31, 2019)	16.7	14.0
Senior Unsecured Notes, due December 2024 (fixed interest rate of 5.25%)	375.0	375.0
Other borrowings	15.7	3.8
Total debt	929.2	816.0
Less:
Current portion	67.2	33.2
Debt issuance costs, unamortized	5.1	5.6
Long-term debt, net	$856.9	$777.2

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

As of March 31, 2020, there were $137.4 million in borrowings outstanding under the Revolving Facility. The remaining amount available for borrowings was $450.1 million (allowing for $12.5 million of letters of credit outstanding on that date).

As of and for the periods ended March 31, 2020 and December 31, 2019, the Company was in compliance with all applicable loan covenants.

5. Leases

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

The components of lease expense were as follows:

	Three Months Ended March 31,
(in millions)	2020	2019
Operating lease cost	$7.3	$7.0
Sublease income	(0.4)	(0.4)
Total lease cost	$6.9	$6.6

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Other information related to leases was as follows:

	Three Months Ended March 31,
(in millions, except lease term and discount rate)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7.3	$8.0
Right-of-use assets obtained in exchange for lease obligations:
Operating leases(1)	$1.0	$(1.4)

Weighted average remaining lease term:
Operating leases	6.9 years

Weighted average discount rate:
Operating leases	5.3%

(1) In the first quarter of 2019, the Company signed a sub-lease for one of its distribution centers.

Future minimum lease payments, net of sub-lease income, for all non-cancelable leases as of March 31, 2020 were as follows:

(in millions)
2020	$18.9
2021	22.0
2022	18.0
2023	13.8
2024	11.8
2025	8.8
Thereafter	31.0
Total minimum lease payments	124.3
Less imputed interest	22.7
Future minimum payments for leases, net of sublease rental income and imputed interest	$101.6

6. Pension and Other Retiree Benefits

The components of net periodic benefit (income) cost for pension and post-retirement plans for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31,
	Pension				Post-retirement
	U.S.		International
(in millions)	2020	2019	2020	2019	2020	2019
Service cost	$0.4	$0.4	$0.4	$0.3	$—	$—
Interest cost	1.5	1.8	2.4	3.4	—	0.1
Expected return on plan assets	(2.9)	(2.9)	(4.7)	(5.1)	—	—
Amortization of net loss (gain)	0.8	0.5	1.2	0.8	(0.1)	(0.1)
Amortization of prior service cost	0.1	0.1	0.1	—	—	—
Net periodic benefit income(1)	$(0.1)	$(0.1)	$(0.6)	$(0.6)	$(0.1)	$—

(1)	The components, other than service cost, are included in the line "Non-operating pension income" in the Consolidated Statements of Operations.

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

We expect to contribute approximately $19.5 million to our defined benefit plans in 2020. For the three months ended March 31, 2020, we have contributed $5.7 million to these plans.

7. Stock-Based Compensation

The following table summarizes our stock-based compensation expense (including stock options, restricted stock units ("RSUs") and performance stock units ("PSUs")) for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(in millions)	2020	2019
Stock option compensation expense	$0.8	$0.5
RSU compensation expense	1.0	1.0
PSU compensation expense	(0.9)	0.5
Total stock-based compensation expense	$0.9	$2.0

We generally recognize compensation expense for stock-based awards ratably over the vesting period. During the first quarter of 2020, the Company's Board of Directors approved stock compensation grants which consisted of 1,402,829 stock options, 600,014 RSUs and 918,911 PSUs.

The following table summarizes our unrecognized compensation expense and the weighted-average period over which the expense will be recognized as of March 31, 2020:

	March 31, 2020
	Unrecognized	Weighted Average
	Compensation	Years Expense To Be
(in millions, except weighted average years)	Expense	Recognized Over
Stock options	$6.9	2.4
RSUs	$9.3	2.3
PSUs	$3.2	2.5

8. Inventories

The components of inventories were as follows:

(in millions)	March 31, 2020	December 31, 2019
Raw materials	$45.6	$44.4
Work in process	2.9	3.5
Finished goods	243.1	235.4
Total inventories	$291.6	$283.3

9. Goodwill and Identifiable Intangible Assets

Goodwill

As more fully described in the Company’s 2019 Annual Report on Form 10-K, we test goodwill for impairment at least annually and on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. The Company performed this annual assessment, on a qualitative basis, as allowed by GAAP, in the second quarter of 2019 and concluded that no impairment existed.

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Changes in the net carrying amount of goodwill by segment were as follows:

(in millions)	ACCO Brands North America	ACCO Brands EMEA	ACCO Brands International	Total

Balance at December 31, 2019	$375.6	$165.7	$177.3	$718.6
Acquisitions	—	—	(0.5)	(0.5)
Foreign currency translation	—	2.1	(2.5)	(0.4)
Balance at March 31, 2020	$375.6	$167.8	$174.3	$717.7

The goodwill balance is net of $215.1 million of accumulated impairment losses, which occurred prior to December 31, 2016.

Identifiable Intangible Assets

Foroni Acquisition

The valuation of identifiable intangible assets of $11.1 million acquired in the Foroni Acquisition includes an amortizable trade name, "Foroni®," which has been recorded at its estimated fair value. The fair value of the trade name was determined using the relief from royalty method, which is based on the present value of royalty fees derived from projected revenues. The Foroni® trade name is expected to be amortized over 23 years on a straight-line basis.

The gross carrying value and accumulated amortization by class of identifiable intangible assets as of March 31, 2020 and December 31, 2019, was as follows:

	March 31, 2020				December 31, 2019
(in millions)	Gross Carrying Amounts	Accumulated Amortization		Net Book Value	Gross Carrying Amounts	Accumulated Amortization		Net Book Value
Indefinite-lived intangible assets:
Trade names	$454.2	$(44.5)	(1)	$409.7	$467.3	$(44.5)	(1)	$422.8
Amortizable intangible assets:
Trade names	308.4	(85.8)		222.6	316.7	(83.7)		233.0
Customer and contractual relationships	232.9	(143.2)		89.7	241.0	(142.3)		98.7
Patents	5.4	(1.5)		3.9	5.5	(1.4)		4.1
Subtotal	546.7	(230.5)		316.2	563.2	(227.4)		335.8
Total identifiable intangibles	$1,000.9	$(275.0)		$725.9	$1,030.5	$(271.9)		$758.6

(1)	Accumulated amortization prior to the adoption of authoritative guidance on goodwill and other intangible assets, at which time further amortization ceased.

The intangible amortization expense was $8.4 million and $9.3 million for the three months ended March 31, 2020 and 2019, respectively.

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Estimated amortization expense for amortizable intangible assets as of March 31, 2020, for the current year and the next five years is as follows:

(in millions)	2020	2021	2022	2023	2024	2025
Estimated amortization expense(2)	$32.0	$28.4	$24.9	$22.6	$21.0	$19.4

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

COVID-19 Impact

We continue to monitor the significant global economic uncertainty as a result of COVID-19 to assess the outlook for demand for our products and the impact on our business and our overall financial performance. This includes our risk of impairment losses to our goodwill and indefinite-lived intangible assets. Although the potential impact of COVID-19 related demand is uncertain, we remain committed to the strategic actions necessary to preserve the long-term forecasted financial performance and expect the macroeconomic environment will recover in the medium to long-term. As a result of our analysis, and consideration of events and circumstances, we concluded that there were no triggering events that would make it more likely than not that our goodwill or indefinite-lived intangible assets were impaired as of March 31, 2020.

10. Restructuring

The Company recorded $0.3 million and $2.7 million of restructuring expense for the three months ended March 31, 2020 and 2019, respectively. The restructuring expenses are primarily for severance costs related to cost reduction initiatives in our North America and International segments.

The summary of the activity in the restructuring liability for the three months ended March 31, 2020, was as follows:

(in millions)	Balance at December 31, 2019	Provision	Cash Expenditures	Non-cash Items/ Currency Change	Balance at March 31, 2020
Employee termination costs(1)	$10.7	$0.3	$(2.0)	$(0.4)	$8.6
Termination of lease agreements(2)	0.6	—	(0.5)	—	0.1
Other(3)	0.5	—	(0.1)	—	0.4
Total restructuring liability	$11.8	$0.3	$(2.6)	$(0.4)	$9.1

(1) We expect the remaining $8.6 million employee termination costs to be substantially paid in the next twelve months.
(2) We expect the remaining $0.1 million termination of lease costs to be substantially paid in the next three months.
(3) We expect the remaining $0.4 million of other costs to be substantially paid in the next six months.

The summary of the activity in the restructuring liability for the three months ended March 31, 2019, was as follows:

(in millions)	Balance at December 31, 2018	Provision	Cash Expenditures	Non-cash Items/ Currency Change	Balance at March 31, 2019
Employee termination costs	$7.9	$2.7	$(2.9)	$—	$7.7
Termination of lease agreements	1.8	—	(1.0)	—	0.8
Total restructuring liability	$9.7	$2.7	$(3.9)	$—	$8.5

11. Income Taxes

For the three months ended March 31, 2020, we recorded an income tax expense of $3.1 million on income before taxes of $11.1 million, for an effective rate of 27.9 percent. The decrease in effective tax rate for the period was primarily due to a reduction in nondeductible interest expense in the current year, and an increase in reserves for uncertain tax positions in the prior year.

For the three months ended March 31, 2019, we recorded an income tax expense of $10.6 million on income before taxes of $10.0 million, for an effective rate of 106.0 percent. The high effective tax rate for the quarter was primarily due to the Company increasing its reserves for uncertain tax positions in connection with the Brazil Tax Assessments (see Brazil Tax Assessments below) in the amount of $5.6 million and the recording of deferred state taxes on unremitted non-U.S. earnings in the amount of $0.8 million and other reserves related to various tax contingencies.

The U.S. federal statute of limitations remains open for the years 2016 and forward. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from 2 to 5 years. Years still open to examination by foreign tax authorities in major jurisdictions include Australia (2015 forward), Brazil (2014 forward), Canada (2015 forward), Germany (2015 forward), Sweden (2015 forward) and the U.K. (2018 forward). We are currently under examination in certain foreign jurisdictions.

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

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The final administrative appeal of the Second Assessment was decided against the Company in 2017. In 2018, we decided to appeal this decision to the judicial level. In the event we do not prevail at the judicial level, we will be required to pay an additional penalty representing attorneys' costs and fees; accordingly, in the first quarter of 2019, the Company recorded an additional reserve in the amount of $5.6 million. In connection with the judicial challenge, we were required to provide security to guarantee payment of the Second Assessment should we not prevail. The First Assessment is still being challenged through established administrative procedures.

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

Because there is no settled legal precedent on which to base a definitive opinion as to whether we will ultimately prevail, we consider the outcome of this dispute to be uncertain. Since it is not more likely than not that we will prevail, in 2012, we recorded a reserve in the amount of $44.5 million (at December 31, 2012 exchange rates) in consideration of this contingency, of which $43.3 million was recorded as an adjustment to the purchase price and which included the 2007-2012 tax years plus penalties and interest through December 2012. Included in this reserve is an assumption of penalties at 75 percent, which is the standard penalty. While there is a possibility that a penalty of 150 percent could be imposed in connection with the First Assessment, based on the facts in our case and existing precedent, we believe the likelihood of a 150 percent penalty is not more likely than not as of March 31, 2020. We will continue to actively monitor administrative and judicial court decisions and evaluate their impact, if any, on our legal assessment of the ultimate outcome of our disputes. In addition, we will continue to accrue interest related to this contingency until such time as the outcome is known or until evidence is presented that we are more likely than not to prevail. The time limit for issuing an assessment for 2011 and 2012 expired in January 2018 and January 2019, respectively. Since we did not receive an assessments for either of these periods, we reversed the amounts previously accrued, including $5.6 million related to 2011, which was reversed in the first quarter of 2018. During the three months ended March 31, 2020 and 2019, we accrued additional interest as a charge to current income tax expense of $0.1 million and $0.3 million, respectively. At current exchange rates, our accrual through March 31, 2020, including tax, penalties and interest is $27.0 million (reported in "Other non-current liabilities").

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

12. Earnings per Share

Total outstanding shares as of March 31, 2020 and 2019, were 94.4 million and 102.5 million, respectively. Under our stock repurchase program, for the three months ended March 31, 2020 and 2019, we repurchased and retired 2.7 million and 1.3 million, shares, respectively. For the three months ended March 31, 2020 and 2019, we acquired 0.2 million and 0.5 million shares, respectively, related to tax withholding for share-based compensation.

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

Our weighted-average shares outstanding for the three months ended March 31, 2020 and 2019 was as follows:

	Three Months Ended March 31,
(in millions)	2020	2019
Weighted-average number of shares of common stock outstanding - basic	96.0	102.3
Stock options	0.2	—
Restricted stock units	1.3	—
Weighted-average shares and assumed conversions - diluted(1)	97.5	102.3

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

Awards of potentially dilutive shares of common stock, which have exercise prices that were higher than the average market price during the period, are not included in the computation of dilutive earnings per share as their effect would have been anti-dilutive. For the three months ended March 31, 2020 and 2019, the number of anti-dilutive shares was approximately 5.2 million, and 5.8 million, respectively.

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

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Forward currency contracts are used to hedge foreign denominated inventory purchases for Europe, Australia, Canada, Japan and New Zealand, and are designated as cash flow hedges. Unrealized gains and losses on these contracts are deferred in Accumulated Other Comprehensive Income ("AOCI") until the contracts are settled and the underlying hedged transactions relating to inventory purchases are recognized, at which time the deferred gains or losses will be reported in the "Cost of products sold" line in the "Consolidated Statements of Operations." As of March 31, 2020 and December 31, 2019, we had cash flow foreign exchange contracts outstanding with a U.S. dollar equivalent notional value of $91.8 million and $96.7 million, respectively, which were designated as hedges.

Forward currency contracts used to hedge foreign denominated intercompany loans are not designated as hedging instruments. Gains and losses on these derivative instruments are recognized within "Other income, net" in the "Consolidated Statements of Operations" and are largely offset by the change in the current translated value of the hedged item. The periods of the forward foreign exchange contracts correspond to the periods of the hedged transactions, and do not extend beyond May 2024. As of March 31, 2020 and December 31, 2019, we had foreign exchange contracts outstanding with a U.S. dollar equivalent notional value of $159.5 million and $182.6 million, respectively, which were not designated as hedges.

The following table summarizes the fair value of our derivative financial instruments as of March 31, 2020 and December 31, 2019:

	Fair Value of Derivative Instruments
	Derivative Assets			Derivative Liabilities
(in millions)	Balance Sheet Location	March 31, 2020	December 31, 2019	Balance Sheet Location	March 31, 2020	December 31, 2019
Derivatives designated as hedging instruments:
Foreign exchange contracts	Other current assets	$3.7	$0.4	Other current liabilities	$0.4	$0.9
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current assets	5.3	7.6	Other current liabilities	1.2	8.6
Foreign exchange contracts	Other non-current assets	4.0	—	Other non-current liabilities	4.0	—
Total derivatives		$13.0	$8.0		$5.6	$9.5
The following tables summarize the pre-tax effect of our derivative financial instruments on the condensed consolidated financial statements for the three months ended March 31, 2020 and 2019:

	The Effect of Derivative Instruments in Cash Flow Hedging Relationships on the Condensed Consolidated Financial Statements
	Amount of Gain (Loss) Recognized in AOCI (Effective Portion)		Location of (Gain) Loss Reclassified from AOCI to Income	Amount of (Gain) Loss Reclassified from AOCI to Income (Effective Portion)
	Three Months Ended March 31,			Three Months Ended March 31,
(in millions)	2020	2019		2020	2019
Cash flow hedges:
Foreign exchange contracts	$4.5	$0.2	Cost of products sold	$(1.2)	$(1.7)

	The Effect of Derivatives Not Designated as Hedging Instruments on the Consolidated Statements of Operations
	Location of (Gain) Loss Recognized in Income on Derivatives	Amount of (Gain) Loss Recognized in Income
		Three Months Ended March 31,
(in millions)		2020	2019
Foreign exchange contracts	Other income, net	$(9.3)	$1.2

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

We have determined that our financial assets and liabilities described in "Note 13. Derivative Financial Instruments" are Level 2 in the fair value hierarchy. The following table sets forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2020 and December 31, 2019:

(in millions)	March 31, 2020	December 31, 2019
Assets:
Forward currency contracts	$13.0	$8.0
Liabilities:
Forward currency contracts	$5.6	$9.5

Our forward currency contracts are included in "Other current assets," "Other current liabilities," "Other non-current assets," or "Other non-current liabilities." The forward foreign currency exchange contracts are primarily valued based on the foreign currency spot and forward rates quoted by banks or foreign currency dealers. As such, these derivative instruments are classified within Level 2.

The fair values of cash and cash equivalents, notes payable to banks, accounts receivable and accounts payable approximate carrying amounts due principally to their short maturities. The carrying amount of total debt was $929.2 million and $816.0 million and the estimated fair value of total debt was $906.7 million and $831.4 million at March 31, 2020 and December 31, 2019, respectively. The fair values are determined from quoted market prices, where available, and from investment bankers using current interest rates considering credit ratings and the remaining time to maturity.

15. Accumulated Other Comprehensive Income (Loss)

Accumulated Other Comprehensive Income (Loss) ("AOCI") is defined as net income (loss) and other changes in stockholders’ equity from transactions and other events from sources other than stockholders. The components of, and changes in, AOCI were as follows:

(in millions)	Derivative Financial Instruments	Foreign Currency Adjustments	Unrecognized Pension and Other Post-retirement Benefit Costs	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2019	$(0.2)	$(299.5)	$(206.0)	$(505.7)
Other comprehensive income (loss) before reclassifications, net of tax	3.3	(49.7)	6.3	(40.1)
Amounts reclassified from accumulated other comprehensive (loss) income, net of tax	(0.9)	—	1.6	0.7
Balance at March 31, 2020	$2.2	$(349.2)	$(198.1)	$(545.1)

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The reclassifications out of AOCI for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31,
	2020	2019
(in millions)	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Location on Income Statement
Details about Accumulated Other Comprehensive Income (Loss) Components
Gain (loss) on cash flow hedges:
Foreign exchange contracts	$1.2	$1.7	Cost of products sold
Tax expense	(0.3)	(0.7)	Income tax expense
Net of tax	$0.9	$1.0
Defined benefit plan items:
Amortization of actuarial loss	$(1.9)	$(1.2)	(1)
Amortization of prior service cost	(0.2)	(0.1)	(1)
Total before tax	(2.1)	(1.3)
Tax benefit	0.5	0.2	Income tax expense
Net of tax	$(1.6)	$(1.1)

Total reclassifications for the period, net of tax	$(0.7)	$(0.1)

(1)	These AOCI components are included in the computation of net periodic benefit cost for pension and post-retirement plans. See "Note 6. Pension and Other Retiree Benefits" for additional details.

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

Service or Extended Maintenance Agreements ("EMAs") As of December 31, 2019, there was $5.5 million of unearned revenue associated with outstanding EMAs, primarily reported in "Other current liabilities." During the three months ended March 31, 2020, $2.8 million of the unearned revenue was earned and recognized. As of March 31, 2020, the amount of unearned revenue from EMA's was $5.4 million. We expect to earn and recognize approximately $4.7 million of the unearned amount in the next 12 months and $0.7 million in periods beyond the next 12 months.

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The following tables present our net sales disaggregated by regional geography(1), based upon our reporting business segments and our net sales disaggregated by the timing of revenue recognition for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(in millions)	2020	2019
United States	$147.4	$140.0
Canada	20.4	20.4
ACCO Brands North America	167.8	160.4

ACCO Brands EMEA(2)	127.5	146.5

Australia/N.Z.	28.9	32.9
Latin America	49.0	42.3
Asia-Pacific	10.9	11.8
ACCO Brands International	88.8	87.0
Net sales	$384.1	$393.9

(1) Net sales are attributed to geographic areas based on the location of the selling subsidiaries.
(2) ACCO Brands EMEA is comprised largely of Europe, but also includes export sales to the Middle East and Africa.

	Three Months Ended March 31,
(in millions)	2020	2019
Product and services transferred at a point in time	$363.6	$378.4
Product and services transferred over time	20.5	15.5
Net sales	$384.1	$393.9

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
School notebooks, planners, dry erase boards, storage and organization products (binders, sheet protectors and indexes), stapling, punching, laminating, shredding, writing instruments, janitorial supplies and computer accessories

Each business segment designs, markets, sources, manufactures and sells recognized consumer and other end-user demanded branded products used in businesses, schools and homes. Product designs are tailored to end-user preferences in each geographic region, and where possible, leverage common engineering, design, and sourcing.

Our product categories include storage and organization; stapling; punching; laminating, shredding and binding machines; dry erase boards; notebooks; calendars; computer accessories; and do-it-yourself tools, among others. Our portfolio includes both globally and regionally recognized brands. The revenue in North America and International segments includes significant sales of consumer products that have very important, seasonal selling periods related to back-to-school and calendar year-end. For North America and Mexico, back-to-school straddles the second and third quarters, and for Southern hemisphere it takes place in the fourth and first quarter. We expect sales of consumer products to become a greater percentage of our revenue because demand for consumer back-to-school products is growing faster than demand for most business-related and calendar products.

Customers

We distribute our products through a wide variety of retail and commercial channels to ensure that they are readily and conveniently available for purchase by consumers and other end-users, wherever they prefer to shop. These channels include mass retailers; e-tailers; discount, drug/grocery and variety chains; warehouse clubs; hardware and specialty stores; independent office product dealers; office superstores; wholesalers; and contract stationers. We also sell directly to commercial and consumer end-users through our e-commerce sites and our direct sales organization.

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Net sales by business segment for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31,
(in millions)	2020	2019
ACCO Brands North America	$167.8	$160.4
ACCO Brands EMEA	127.5	146.5
ACCO Brands International	88.8	87.0
Net sales	$384.1	$393.9

Operating income by business segment for the three months ended March 31, 2020 and 2019 was as follows:

	Three Months Ended March 31,
(in millions)	2020	2019
ACCO Brands North America	$7.6	$6.8
ACCO Brands EMEA	12.0	15.9
ACCO Brands International	5.9	5.6
Segment operating income	25.5	28.3
Corporate	(8.1)	(10.4)
Operating income(1)	17.4	17.9
Interest expense	8.6	10.4
Interest income	(0.3)	(0.9)
Non-operating pension income	(1.5)	(1.4)
Other income, net	(0.5)	(0.2)
Income before income tax	$11.1	$10.0

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

Due to the uncertainties associated with the scope of the application of the Brazilian Supreme Court’s ruling, taking into account the Brazilian tax authority’s appeal and request for modulation, the Company has and will recognize income only for the amount of Tax Credits actually monetized, which will occur when Tilibra receives a cash flow benefit from applying the Tax Credits against various taxes payable in Brazil. The benefit of the Tax Credits realized by the Company has and will be recorded in the Consolidated Statements of Operations in the line item "Other income, net."

Tilibra has received final decisions for Tax Credits in the amount of $4.3 million, of which $3.3 million was offset against Brazilian taxes in the fourth quarter of 2019, with the balance used during the first quarter of 2020. This amount of Tax Credits assumes that only the net amount of ICMS paid can be excluded from the tax base. The total value of these Tax Credits was recorded as a gain in Tilibra’s local statutory accounts during the third quarter of 2019, resulting in Brazilian federal taxes payable of approximately $1.6 million.

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

Foroni, in years prior to acquisition, also filed legal actions in Brazil to recover these excess indirect tax payments; however all of Foroni's claims are still pending a final decision. In the event any Tax Credits are recovered on behalf of Foroni, in accordance with the terms of the quota purchase agreement we are required to remit such recovery to the former owners of Foroni on a net income tax paid basis and therefore will not recognize any benefit in the Consolidated Statements of Operations.

Other Pending Litigation

We are party to various lawsuits and regulatory proceedings, primarily related to alleged patent infringement, as well as other claims incidental to our business. In addition, we may be unaware of third party claims of intellectual property infringement relating to our technology, brands, or products, and we may face other claims related to business operations. Any litigation regarding patents or other intellectual property could be costly and time-consuming and might require us to pay monetary damages or enter into costly license agreements. We also may be subject to injunctions against development and sale of certain of our products.

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

19. Subsequent Events

Dividends

On May 1, 2020, the Company's Board of Directors declared a quarterly cash dividend of $0.065 per share on its common stock. The dividend is payable on June 19, 2020 to stockholders of record as of the close of business on May 27, 2020. The declaration and payment of future dividends will be at the discretion of the Board of Directors and will be dependent upon, among

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

other things, the Company's financial position, results of operations, cash flows, debt covenant compliance, anticipated liquidity needs, and other factors.

Bank Amendment

On May 1, 2020, the Company entered into a Third Amendment (the "Third Amendment") to its Third Amended and Restated Credit Agreement, as amended (the "Credit Agreement"), among the Company, certain subsidiaries of the Company, Bank of America, N.A., as administrative agent, and the other lenders party thereto. Pursuant to the Third Amendment, the Credit Agreement was amended to, among other things:

•	Increase the maximum consolidated leverage ratio from 3.75:1.00 to 4.75:1.00, stepping back down to 3.75:1.00 for the first fiscal quarter ending after June 30, 2021.

•
Amend the pricing based on the Company’s consolidated leverage ratio, with a scaled increase in fees based on varying leverage ratios. Per the terms of the Third Amendment, pricing will be locked at LIBOR plus 200 bps until the Company publishes its financial results for the fiscal quarter ended June 30, 2020.

•	Reduce the Company’s capacity to incur certain other indebtedness, and impose additional limitations on certain restricted payments (other than dividends) and permitted acquisitions.

•	Require that the Company pay down any amounts on its revolving facility when cash and cash equivalents of the loan parties exceed $100 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three months ended March 31, 2020 and 2019 should be read in conjunction with the unaudited condensed consolidated financial statements of ACCO Brands Corporation and the accompanying notes contained therein.

Overview of the Company

ACCO Brands designs, markets and manufactures well-recognized consumer, school, and office products. Our widely known brands include AT-A-GLANCE®, Barrilito®, Derwent®, Esselte®, Five Star®, Foroni®, GBC®, Hilroy®, Kensington®, Leitz®, Marbig®, Mead®, NOBO®, Quartet®, Rapid®, Rexel®, Swingline®, Tilibra® and Wilson Jones®. Approximately 75 percent of our net sales come from brands that occupy the No. 1 or No. 2 position in the product categories in which we compete. We distribute our products through a wide variety of retail and commercial channels to ensure that our products are readily and conveniently available for purchase by consumers and other end-users, wherever they prefer to shop. These channels include mass retailers, e-tailers, discount, drug/grocery and variety chains; warehouse clubs; hardware and specialty stores; independent office product dealers; office superstores; wholesalers; and contract stationers. Our products are sold primarily in the U.S., Europe, Brazil, Australia, Canada, and Mexico. For the year ended December 31, 2019, approximately 43 percent of our net sales were in the U.S.

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

In support of these strategic imperatives, we have been transforming our business by acquiring companies with consumer and other end-user demanded brands, diversifying our distribution channels and increasing our global presence. These acquisitions have meaningfully expanded our portfolio of well-known brands, enhanced our competitive position from both a product and channel perspective, and added scale to our operations. Today ACCO Brands is a global enterprise focused on developing innovative, branded consumer products for use in businesses, schools, and homes.

Overview of Performance

For the three months ended March 31, 2020, net sales declined $9.8 million, or 2.5 percent, primarily driven by weakness in EMEA, particularly in March, from COVID-19-related business closures and negative foreign exchange of $10.6 million, which was partially offset by sales from Foroni, which contributed $14.4 million to net sales. Excluding foreign exchange and Foroni, comparable net sales were down 3.5 percent, primarily due to the weakness in EMEA. Operating income declined 2.8 percent, primarily due to foreign exchange, which impacted our operating income by $1.2 million.

Operating cash outflow for the three months ended March 31, 2020, was $25.2 million, which was significantly better than last year's operating cash outflow of $61.3 million. The $36.1 million year-over-year improvement was due to our decision in 2018 to purchase raw materials and finished goods inventory for the 2019 year in late 2018 to secure supply and partially mitigate the effect of anticipated inflation and tariffs. These purchases were paid for in the first quarter of 2019. This year-end inventory build did not repeat in 2019.

COVID-19 Impact

As discussed in more detail in "Part II, Item 1A. Risk Factors" of this Quarterly Report on Form 10-Q, COVID-19 and the actions being taken by national, state and local governments to address it have caused and continue to cause significant disruptions to normal business operations both in and outside of affected areas and have had significant adverse impacts on businesses and financial markets worldwide. Similarly, our business and results of operations have been and will continue to be adversely affected by these events, as well as the current and expected continued negative impact on the global economy and uncertainties regarding how geographies, distribution channels and consumer behaviors will evolve over time.

Health and Safety of our People

Our top priority is the health and safety of our employees and, in the face of the developing pandemic we immediately took actions to address their safety. Those employees who could do their jobs from home began doing so. In our plants and distribution centers we made modifications to our normal operations because of the COVID-19 outbreak. These modifications vary from country to country depending on local conditions and government mandates but include taking workers’ temperatures daily, practicing social distancing, wearing protective equipment, quarantines consistent with CDC and WHO guidelines, and adjusting schedules as appropriate to reduce unnecessary employee interaction. We also instituted heightened cleaning and sanitization standards. We will continue to monitor our operations and government recommendations regarding employee health and safety and make changes as appropriate. We are beginning to consider the policies and procedures that will need to be in place to ensure the health and safety of our office and administrative employees when they return to the workplace.

Facilities and Supply Chain

During the first quarter, COVID-19 impacted our Chinese supply chain and we experienced and are continuing to experience some out-of-stocks and lost sales, but we have seen continued improvement since then. We currently believe the most significant supply chain issues are largely behind us, but there can be no assurance that there will not be future supply chain disruptions or a reemergence of supply chain impacts as a result of COVID-19. While a small number of our manufacturing and distribution operations were or currently are closed temporarily, we have been declared an essential business in most jurisdictions and most of our facilities remain open and operating. We are shipping, but at a reduced level based on lower demand, particularly in the traditional office products area.

Our second and third quarters are heavily driven by the North America back-to-school season. We currently do not anticipate any significant supply chain issues in meeting back-to-school orders. We manufacture approximately 50 percent of our U.S. back-to-school supply domestically, and our manufacturing facilities are open and operating. Additionally, over the past two years we have moved a sizeable amount of manufacturing from China to Vietnam. Approximately 30 percent of back-to-school items now come from Vietnam and less than 20 percent come from China.

Cost Reductions

To begin to address the financial impact of the pandemic on our results of operations, we have undertaken cost-cutting initiatives to better align our cost structure with the expected decline in 2020 sales. We expect these cost reduction actions, when combined with our normal productivity savings, to reduce costs by approximately $20 million for the second quarter. These actions include reducing discretionary spending such as travel, freezing hiring, delaying non-essential capital spending, as well as numerous actions to reduce payroll and benefit costs. Among others, the payroll-related actions include: temporary salary reductions for most of the staff, ranging from 50 percent for the CEO, to 30 percent for executives, to 10 percent to 30 percent for most other global employees; a temporary 50-percent reduction to the Board of Directors' annual cash retainers; indefinite postponement of 2020 merit increases except where mandated by law; release of 2020 bonus accruals due to lack of achievement; temporary furloughs across the organization; the suspension of company match for the U.S. 401(k) plan; and layoffs of production and distribution employees commensurate with the drop in demand. We are doing everything we can in the short term to mitigate the impact of the pandemic to ensure the long-term health and prosperity of our company and our employees.

Where we qualify, we have also sought to take full advantage of government assistance available to employers in the countries outside the U.S. where we operate. We do not expect these cost reductions to fully offset the impact of reduced sales due to COVID-19 in the second quarter. Further, there can be no assurance that these cost-savings measures, and any additional cost-savings measures we may implement in the future will be sufficient to offset the current and future adverse financial impacts of COVID-19 on our business, results of operation or financial condition. Over the longer term, we will evaluate the need to extend, adjust or convert these actions into more permanent changes depending on the economic and business situation.

Liquidity, Capital Resources and Other Assets

We are in a strong financial position with $93.4 million cash on hand and $450.1 million available for borrowings under our $600 million committed revolving credit facility as of the end of the first quarter. We also recently amended our bank debt maintenance covenant increasing the net debt to EBITDA leverage ratio to 4.75x from 3.75x through the first quarter ending after June 30, 2021. This will provide us additional financial flexibility to cover the anticipated financial impact of COVID-19 should we need it. As of March 31, 2020, our net leverage ratio was 2.8x. We have no debt maturities before May 2024. We also recently announced that we do not intend to repurchase additional shares during 2020. Our planned use of cash for the remainder of 2020, after funding operating needs, will be to pay dividends and reduce debt.

Given our financial strength, we currently expect to be able to maintain adequate liquidity as we manage through the current environment. We also believe that our seasonal borrowings could be higher in the second quarter because lower sales in April will result in lower collections from accounts receivables in the quarter.

Likewise, we are monitoring our working capital, including accounts receivable and inventory. We anticipate an increased level of late payments and potential bad debts as our customers deal with the COVID-19 impacts on their businesses from the prolonged period of closure. We are actively managing our receivables and will potentially restrict our own sales to mitigate our risk. In addition, we did not anticipate such a steep drop in demand when we placed orders for purchased finished goods earlier in the year, which is likely to result in elevated inventory levels at the end of the second quarter.

We continue to monitor the significant global economic uncertainty as a result of COVID-19 to assess the outlook for demand for our products and the impact on our business and our overall financial performance. This includes our risk of impairment losses to our goodwill and indefinite-lived intangible assets. Although the potential impact of COVID-19 related demand is uncertain, we remain committed to the strategic actions necessary to preserve the long-term forecasted financial performance and expect the macroeconomic environment will recover in the medium to long-term. As a result of our analysis, and consideration of events and circumstances, we concluded that there were no triggering events that would make it more likely than not that our goodwill or indefinite-lived intangible assets were impaired as of March 31, 2020.

Outlook

During the back half of March 2020, we began to experience a decline in the demand for our products resulting in decreased sales, particularly in our EMEA and International segments, which were the first to experience the full effects of COVID-19 and the government and business response to the pandemic. This trend has continued and expanded into most of our markets and will continue to materially and negatively impact our sales, earnings and results of operations at least through year-end.

We expect demand in the second quarter to be down significantly due to business and school closures, with April anticipated to be the weakest month. While back-to-school sell-in to mass merchants and e-tailers is expected to be similar to last year, we anticipate that sales to our traditional office products customers and other retailers will be down with their customers not open and/or themselves not being operational. Our outlook for second quarter sales decline is a range of 25 percent to 40 percent, including 3 percent impact from adverse foreign exchange. For the full year, visibility is limited and we expect overall demand to be down relative to 2019, with a slowly improving demand level with a wide range of sales outcomes as the year progresses. There may be some variation in the timing of school openings versus normal which could affect the timing of back-to-school sales, but we expect most schools will be open in the fall.

We have limited visibility beyond the second quarter, and we previously withdrew our full year guidance due to our inability to provide a longer-term outlook with confidence. We expect that the pandemic will materially and adversely affect our business, sales, and results of operations for the remainder of 2020; however, we are uncertain as to the magnitude of the longer term impact on our results of operations, financial condition, liquidity, customers, consumers, suppliers, industry and employees.

Acquisitions

Indústria Gráfica Foroni Ltda Acquisition

Effective August 1, 2019, we completed the acquisition (the "Foroni Acquisition") of Indústria Gráfica Foroni Ltda. ("Foroni"), a leading provider of Foroni® branded notebooks and paper-based school and office products in Brazil. The purchase price was $41.5 million inclusive of working capital adjustments. We also assumed $7.6 million of debt. The Foroni Acquisition advanced our strategy to expand in faster growing geographies and product categories, add consumer-centric brands and diversify our customer base. The results of Foroni are included in the ACCO Brands International segment effective August 1, 2019.

For further information on the Foroni Acquisition, see "Note 3. Acquisitions" to the condensed consolidated financial statements contained in Item 1. of this Quarterly Report on Form 10-Q.

Foreign Exchange Rates

The quarterly average foreign exchange rates for most of our major currencies have declined relative to the U.S. dollar from the prior-year period as detailed below:

2020 1ST QTR Average Versus 2019 1ST QTR Average
Currency	Increase/(Decline)
Euro	(3)%
Brazilian real	(15)%
Australian dollar	(8)%
Canadian dollar	(1)%
Mexican peso	(3)%
Swedish krona	(5)%
British pound	(2)%
Japanese yen	1%

Consolidated Results of Operations for the Three Months Ended March 31, 2020 and March 31, 2019

	Three Months Ended March 31,		Amount of Change
(in millions, except per share data)	2020	2019	$	%/pts
Net sales	$384.1	$393.9	$(9.8)	(2.5)%
Cost of products sold	271.9	268.1	3.8	1.4%
Gross profit	112.2	125.8	(13.6)	(10.8)%
Gross profit margin	29.2%	31.9%		(2.7)	pts
Selling, general and administrative expenses	86.1	95.9	(9.8)	(10.2)%
Amortization of intangibles	8.4	9.3	(0.9)	(9.7)%
Restructuring charges	0.3	2.7	(2.4)	(88.9)%
Operating income	17.4	17.9	(0.5)	(2.8)%
Operating income margin	4.5%	4.5%		0.0	pts
Interest expense	8.6	10.4	(1.8)	(17.3)%
Interest income	(0.3)	(0.9)	(0.6)	(66.7)%
Non-operating pension income	(1.5)	(1.4)	0.1	7.1%
Other income, net	(0.5)	(0.2)	0.3	150.0%
Income before income tax	11.1	10.0	1.1	11.0%
Income tax expense	3.1	10.6	(7.5)	(70.8)%
Effective tax rate	27.9%	106.0%		(78.1)	pts
Net income (loss)	8.0	(0.6)	8.6	NM
Weighted average number of diluted shares outstanding:	97.5	102.3	(4.8)	(4.7)%
Diluted income (loss) per share	$0.08	$(0.01)	$0.09	NM

Net Sales

Net sales decreased 2.5 percent to $384.1 million from $393.9 million in 2019 due to adverse foreign exchange of $10.6 million, or 2.7 percent. The Foroni acquisition added $14.4 million. Comparable sales decreased 3.5 percent driven by weakness in the EMEA and International segments, particularly in March from COVID-19-related business closures. These declines were partially offset by growth in North America.

Cost of Products Sold

Cost of products sold includes all manufacturing, product sourcing and distribution costs, including depreciation related to assets used in manufacturing; procurement and distribution process costs; allocation of certain information technology costs supporting those processes; inbound and outbound freight; shipping and handling costs; purchasing costs associated with materials and packaging used in the production processes; and inventory valuation adjustments.

Foreign exchange reduced cost of products sold $7.3 million, or 2.7 percent and the Foroni acquisition added $12.0 million, or 4.5%. Excluding Foroni and foreign exchange, cost of products sold decreased due to lower comparable net sales and cost savings, partially offset by lower levels of fixed cost absorption (primarily in the North America segment) and an unfavorable product mix (primarily in the EMEA segment).

Gross Profit

We believe that gross profit and gross profit margin provide enhanced shareholder understanding of our underlying operating profit drivers.

Foreign exchange reduced gross profit $3.3 million, or 2.6 percent and the Foroni acquisition added $2.4 million, or 1.9%. Excluding Foroni and foreign exchange, gross profit decreased due to lower net comparable sales, primarily in the EMEA and International segments.

Gross profit as a percent of net sales decreased to 29.2 percent from 31.9 percent, with 50 basis points of the decline attributable to Foroni. Excluding Foroni and foreign exchange, gross profit margin declined in all segments, primarily due to lower levels of fixed cost absorption (primarily in the North America segment) and an unfavorable product mix (primarily in the EMEA segment). International segment gross profit margin was flat.

Selling, General and Administrative Expenses ("SG&A")

Foreign exchange reduced SG&A $1.9 million, or 2.0 percent and the Foroni acquisition added $2.2 million, or 2.3%. The current year includes $0.3 million of integration and transaction costs related to the Foroni acquisition. The prior-year period included $0.4 million in integration costs related to prior acquisitions. Excluding Foroni, integration and transaction costs, and foreign exchange, SG&A declined due to $7 million in lower incentive accruals and cost savings.

SG&A as a percentage of net sales decreased to 22.4% from 24.3% last year, primarily due to the reasons mentioned above. Foroni accounted for 30 basis points of the decrease.

Restructuring Charges

Restructuring charges were $0.3 million, down $2.4 million from $2.7 million last year. The current-year charges related to incremental costs associated with cost reduction programs initiated at the end of 2019 in all of our segments. The prior year charges related to severance costs associated with additional changes in the operating structure of our North America and International segments.

Operating Income

Operating income was $17.4 million, a decrease of $0.5 million, from $17.9 million in 2019, primarily due to lower comparable sales from the impact of COVID-19-related business closures. The Foroni acquisition was immaterial. Foreign exchange reduced operating income $1.2 million and lower restructuring charges were a $2.4 million benefit.

Interest Expense

The decrease in interest expense of $1.8 million, was primarily due to lower average debt outstanding and lower interest rates on our variable rate debt.

Income Tax Expense

Income tax expense was $3.1 million on income before taxes of $11.1 million, or an effective tax rate of 27.9 percent. The decrease in effective tax rate for the period was primarily due to a reduction in nondeductible interest expense in the current year, and an increase in reserves for uncertain tax positions in the prior year.

For the prior year, income tax expense was $10.6 million on income before taxes of $10.0 million, or an effective tax rate of 106.0 percent. The high effective tax rate for the prior-year period was due to recording of (i) additional reserves for uncertain tax positions related to the Brazil Tax Assessments ($5.6 million), (ii) deferred state taxes on unremitted non-U.S. earnings ($0.8 million) and (iii) reserves related to various tax contingencies. The increase of $5.6 million in the reserve related to uncertain tax positions in connection with the Brazil Tax Assessments was recorded in the first quarter of 2019, although the increase should have been recorded in 2018 when we decided to appeal an administrative decision to the judicial level.

See "Note 11. Income Taxes - Brazil Tax Assessments" to the condensed consolidated financial statements contained in Item 1. of this report for additional details on the Brazil Tax Assessments.

Net Income/Diluted Income per Share

Net income was $8.0 million, or $0.08 per share, compared with a net loss in 2019 of $(0.6) million, or $(0.01) per share, because of an unusually high tax rate and higher restructuring charges and integration and transaction costs in 2019. Diluted income per share benefited from fewer outstanding shares.

Segment Net Sales and Operating Income for the Three Months Ended March 31, 2020 and March 31, 2019

	Three Months Ended March 31, 2020			Amount of Change Compared to the Three Months Ended March 31, 2019
	Net Sales	Segment Operating Income (A)	Segment Operating Income Margin	Net Sales	Net Sales	Segment Operating Income (A)	Segment Operating Income	Margin Points

(in millions)				$	%	$	%
ACCO Brands North America	$167.8	$7.6	4.5%	$7.4	4.6%	$0.8	11.8%	30
ACCO Brands EMEA	127.5	12.0	9.4%	(19.0)	(13.0)%	(3.9)	(24.5)%	(150)
ACCO Brands International	88.8	5.9	6.6%	1.8	2.1%	0.3	5.4%	20
Total	$384.1	$25.5		$(9.8)		$(2.8)

	Three Months Ended March 31, 2019
	Net Sales	Segment Operating Income (A)	Segment Operating Income Margin

(in millions)
ACCO Brands North America	$160.4	$6.8	4.2%
ACCO Brands EMEA	146.5	15.9	10.9%
ACCO Brands International	87.0	5.6	6.4%
Total	$393.9	$28.3
(A) Segment operating income excludes corporate costs. See "Part I, Item 1. Note 17. Information on Business Segments" for a reconciliation of total "Segment operating income" to "Income before income tax."

ACCO Brands North America

Net sales and comparable sales increased from higher pricing and included growth in Kensington®, Swingline®, Quartet®, and Five Star® brands. Unfavorable foreign exchange reduced net sales $0.2 million, or 0.1 percent.

Operating income and operating margin increased due to lower restructuring charges in the current year. The benefits of higher sales and lower SG&A from reduced incentive accruals were offset by adverse gross margin due to lower fixed cost absorption, unfavorable product and customer mix, and increased reserves for obsolete inventory.

ACCO Brands EMEA

Net sales and comparable sales declined primarily as the result of COVID-19-related customer closures in March. Unfavorable foreign exchange reduced net sales $4.3 million, or 2.9 percent.

Operating income and operating margin both declined primarily due to lower sales. In addition, gross margin also declined due to lower fixed cost absorption and the impact of the stronger U.S. dollar on purchased Asian-sourced products partially offset by cost savings, including lower incentive accruals. Foreign exchange reduced operating income $0.5 million, or 3.1 percent.

ACCO Brands International

Net sales increased as a result of the Foroni acquisition which added $14.4 million, or 16.6 percent, partially offset by unfavorable foreign exchange of $6.1 million, or 7.0 percent. Excluding Foroni and foreign exchange, comparable net sales decreased $6.5 million, or 7.5 percent, primarily due to slowing demand due to COVID-19-related business closures and supply chain disruptions in China.

Adverse foreign exchange reduced operating income $0.7 million, or 12.5 percent. Foroni contributed an immaterial operating loss. Excluding Foroni and foreign exchange, operating income increased due to lower restructuring charges and SG&A, including reduced incentive accruals, partially offset by lower sales due to COVID-19.

Supplemental Non-GAAP Financial Measure

To supplement our condensed consolidated financial statements presented in accordance with generally accepted accounting principles in the U.S. ("GAAP"), we provide investors with certain non-GAAP financial measures, including comparable net sales. Comparable net sales represents net sales excluding the impact of acquisitions and with current-period foreign operation sales translated at prior-year currency rates.

We use comparable net sales both to explain our results to stockholders and the investment community and in the internal evaluation and management of our business. We believe comparable net sales provide management and investors with a more complete understanding of our underlying operational results and trends, facilitate meaningful period-to-period comparisons and enhance an overall understanding of our past and future financial performance. We sometimes refer to comparable net sales as comparable sales. Comparable net sales should not be considered in isolation or as a substitute for, or superior to, the directly comparable GAAP financial measure and should be read in connection with the Company's financial statements presented in accordance with GAAP.

The following tables provide a reconciliation of GAAP net sales change as reported to non-GAAP comparable net sales change:

	Amount of Change - Three Months Ended March 31, 2020 compared to the Three Months Ended March 31, 2019
	$ Change - Net Sales
		Non-GAAP
	GAAP			Comparable
	Net Sales	Currency		Net Sales
(in millions)	Change	Translation	Acquisition	Change
ACCO Brands North America	$7.4	$(0.2)	$—	$7.6
ACCO Brands EMEA	(19.0)	(4.3)	—	(14.7)
ACCO Brands International	1.8	(6.1)	14.4	(6.5)
Total	$(9.8)	$(10.6)	$14.4	$(13.6)

	% Change - Net Sales
		Non-GAAP
	GAAP			Comparable
	Net Sales	Currency		Net Sales
	Change	Translation	Acquisition	Change
ACCO Brands North America	4.6%	(0.1)%	—%	4.7%
ACCO Brands EMEA	(13.0)%	(2.9)%	—%	(10.1)%
ACCO Brands International	2.1%	(7.0)%	16.6%	(7.5)%
Total	(2.5)%	(2.7)%	3.7%	(3.5)%

Liquidity and Capital Resources

Our primary liquidity needs are to service indebtedness, fund capital expenditures, fund our acquisition strategy and support working capital requirements. Our principal sources of liquidity are cash flows from operating activities, cash and cash equivalents held and seasonal borrowings under our $600 million multi-currency revolving credit facility (the "Revolving Facility"). As of March 31, 2020, there was $137.4 million in borrowings outstanding under the Revolving Facility ($30.7 million reported in "Current portion of long-term debt" and $106.7 million reported in "Long-term debt, net") and the amount available for borrowings was $450.1 million (allowing for $12.5 million of letters of credit outstanding on that date). We maintain adequate financing arrangements at market rates.

We are in a strong financial position with $93.4 million cash on hand and $450.1 million available for borrowings under our $600 million Revolving Facility as of the end of the first quarter. We also recently amended our bank debt maintenance covenant increasing the net debt to EBITDA leverage ratio to 4.75x from 3.75x through the first quarter ending after June 30, 2021. This will provide us additional financial flexibility to cover the anticipated financial impact of COVID-19 should we need it. As of March 31, 2020, our net leverage ratio was 2.8x. We have no debt maturities before May 2024. We also recently announced that we do not intend to repurchase additional shares during 2020. Our planned use of cash for the remainder of 2020, after funding operating needs, will be to pay dividends and reduce debt.

Given our financial strength, we currently expect to be able to maintain adequate liquidity as we manage through the current environment. We also believe that our seasonal borrowings could be larger because the lower sales in April will result in lower collections from accounts receivables in the quarter.

Likewise, we are monitoring our working capital, including our accounts receivable and inventory, closely. We anticipate an increased level of late payments and potential bad debts as our customers deal with the COVID-19 impacts on their businesses from the prolonged period of closure. We are actively managing our accounts receivables and will potentially restrict our own sales to mitigate our risk. In addition, we did not anticipate such a steep drop in demand when we placed orders for purchased finished goods earlier in the year, which is likely to result in elevated inventory levels at the end of the second quarter.

The $538.5 million of debt currently outstanding under our senior secured credit facilities has a weighted average interest rate of 1.95 percent as of March 31, 2020, and $375.0 million outstanding principal amount of our senior unsecured notes (the "Senior Unsecured Notes") has a fixed interest rate of 5.25 percent.

Consolidated cash and cash equivalents were $93.4 million as of March 31, 2020, approximately $53 million of which was held in Brazil. Our Brazilian businesses is highly seasonal due to the timing of the back-to-school season, which coincides with the calendar year-end in the fourth quarter. Due to various tax laws, it is costly to transfer short-term working capital in and out of Brazil; therefore, our normal practice is to hold seasonal cash requirements in Brazil, and invest it in short-term Brazilian government securities.

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

During the three months ended March 31, 2020, the Company recorded $0.3 million in restructuring expenses related to incremental costs associated with cost reduction programs initiated at the end of 2019. For additional details, see "Note 10. Restructuring" to the condensed consolidated financial statements contained in "Part I, Item 1. Financial Information" of this Quarterly Report on Form 10-Q.

In addition, during the three months ended March 31, 2020, the Company recorded an aggregate $0.3 million in non-restructuring integration expenses related to the integration of Foroni with ACCO Brands' operations in Brazil.

Cash Flow for the Three Months Ended March 31, 2020 and March 31, 2019

Cash Flow from Operating Activities

Cash used from operating activities during the three months ended March 31, 2020 of $25.2 million was $36.1 million less than the $61.3 million used in the 2019 period. The reduction in cash used from operating activities was primarily the result of reductions in our working capital requirements during the first quarter of 2020 driven primarily by a reduction in accounts payable and inventory compared to the prior year’s first quarter. The decrease in working capital requirements was partially offset by an increase in our net income and changes to our accrued expenses compared to the first quarter of 2019.

The table below shows our cash flow used or provided by accounts receivable, inventories and accounts payable for the three months ended March 31, 2020 and 2019:

	Three Months Ended		Amount of Change
(in millions)	March 31, 2020	March 31, 2019
Accounts receivable	$112.0	$108.1	$3.9
Inventories	(26.2)	(57.3)	31.1
Accounts payable	(45.2)	(79.9)	34.7
Cash flow provided (used) by net working capital	$40.6	$(29.1)	$69.7

•
Accounts receivable was a source of cash of $112.0 million during the first quarter of 2020, a favorable change of $3.9 million compared to a source of cash of $108.1 million during the first quarter of 2019. The $3.9 million improvement resulted from improved collections and lower sales during the first quarter of 2020.

•
Inventories was a use of cash of $26.2 million during the first quarter of 2020, a favorable change of $31.1 million when compared with the $57.3 million used during the first quarter of 2019. The use of cash for inventory was higher during the first quarter of 2019 as a result of the Company acquiring additional inventory during the fourth quarter of 2018 to secure supply and to partially reduce the anticipated inflation and avoid import tariffs that went into effect during 2019. The inventory build-up was not repeated in 2019.

•
Accounts payable was a use of cash of $45.2 million during the first quarter of 2020, a favorable change of $34.7 million when compared to a use of cash of $79.9 million during the first quarter of 2019. The use of cash for accounts payable was higher during the first quarter of 2019 as a result of the Company paying for the additional inventory that was acquired during the fourth quarter of 2018 as noted above.

Cash used for annual and long-term employee incentive payments during the first quarter of 2020 was approximately $7.0 million higher during the first quarter of 2020 compared to the prior year’s first quarter due to higher achievement of annual performance objectives for 2019.

Cash Flow from Investing Activities

Cash used by investing activities was $6.3 million and $12.5 million for the three months ended March 31, 2020 and 2019, respectively. The 2020 cash used included $0.6 million of purchase price adjustment received for working capital adjustments for the Foroni Acquisition in Brazil. The 2019 cash outflow included $5.4 million of purchase price paid to date for the acquisition of certain assets of the Cumberland brand in Australia. Capital expenditures were $6.9 million and $7.2 million for the three months ended March 31, 2020 and 2019, respectively.

Cash Flow from Financing Activities

Cash provided by financing activities was $99.2 million for the three months ended March 31, 2020, compared with $107.6 million provided by financing activities for the same period of 2019. Cash provided in 2020 includes incremental net borrowings of $124.5 million, partially offset by $19.1 million for repurchases of our common stock, payments related to tax withholding for stock-based compensation, net of proceeds received from the exercise of stock options, and $6.2 million for the payment of dividends to stockholders.

Cash provided during the first quarter of 2019 includes incremental net borrowings of $123.7 million, partially offset by $14.7 million for repurchases of our common stock and payments related to tax withholding for stock-based compensation, and $6.2 million for the payment of dividends to stockholders.

Credit Facilities and Notes Covenants

As of and for the periods ended March 31, 2020 and December 31, 2019, the Company was in compliance with all applicable loan covenants.

Guarantees and Security

Generally, obligations under the Credit Agreement are guaranteed by certain of the Company’s existing and future subsidiaries, and are secured by substantially all of the Company’s and certain guarantor subsidiaries’ assets, subject to certain exclusions and limitations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk" of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. There have been no material changes to Foreign Exchange Risk Management or Interest Rate Risk Management in the quarter ended March 31, 2020 or through the date of this report.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision of the Chief Executive Officer and the Chief Financial Officer, and with the participation of our Disclosure Committee, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2020.

(b) Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting, except for the Foroni Acquisition, which represented $14.4 million of our consolidated net sales for the quarter ended March 31, 2020 and approximately $62.3 million of our consolidated assets as of March 31, 2020.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are various claims, lawsuits and pending actions against us incidental to our operations, including the income tax assessments against our Brazilian subsidiary, Tilibra Produtos de Papelaria Ltda (the "Brazil Tax Assessments"), which is more fully described in our Annual Report on Form 10-K for the year ended December 31, 2019 and in "Part I, Item 1. Note 11. Income Taxes - Brazil Tax Assessments" to the Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

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

ITEM 1A. RISK FACTORS

Except as set forth below, there have been no material changes in our risk factors from those disclosed in "Part I, Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2019.

Our business and results of operations have been and will continue to be materially and adversely affected by the impact of the COVID-19 global pandemic, which may also adversely affect our financial condition and liquidity.

COVID-19 has been declared by the World Health Organization to be a "pandemic" and has spread to many of the countries in which we, our customers and consumers, our suppliers and our other business partners do business. National, state and local governments in affected regions have implemented and likely will continue to implement or maintain safety precautions, including quarantines, travel restrictions, business and school closures, cancellations of public gatherings and other measures. Other organizations and individuals have taken additional steps to avoid or reduce infection, including limiting travel and staying home from work. These measures have caused and continue to cause significant disruptions to normal business operations both in and outside of affected areas and have had and are expected to continue to have significant adverse impacts on businesses and financial markets worldwide. Similarly, our business and results of operations have been and will continue to be materially and adversely affected by these events as well as by the current and expected continued negative impact on the global economy.

During the first quarter, COVID-19 impacted our Asian supply chain and we experienced and are continuing to experience some out-of-stocks and lost sales, but we have seen continued improvement since then. We currently believe the most significant Asian supply chain issues are largely behind us, but there can be no assurance that there will not be future supply chain disruptions or a reemergence of supply chain impacts as a result of COVID-19.

During the latter half of March 2020, we began to experience a decline in the demand for our products resulting in decreased sales, particularly in our EMEA and International segments, which were the first to experience the full effects of COVID-19 and the government and business response to the pandemic. This trend has continued and expanded into the vast majority of our markets and will continue to materially and negatively impact our sales, earnings and results of operations at least through year-end.

We continue to monitor our operations and government recommendations and have made modifications to our normal operations because of the COVID-19 outbreak to protect the health and safety of our employees, suppliers and customers. These modifications vary from country to country depending on local conditions and government mandates and are more fully described in "Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation" of this Quarterly Report on Form 10-Q under the heading "COVID-19 Impact". While we have taken actions which serve to reduce the possibility of transmission of the virus within our workplace, they do not assure that our employees will not contract the virus or bring it to the workplace. Furthermore, we may be forced to close locations for reasons such as the health of our employees, because of disruptions in our supply chain or reduced demand, or due to further governmental orders. Were such an event to occur, our operations could be disrupted to varying degrees which could have a material adverse effect on our business, results of operation, financial condition and liquidity.

To begin to address the financial impact of the pandemic on our results of operation, we have undertaken cost-cutting initiatives to better align our cost structure with the expected decline in 2020 sales. These actions are more fully described in "Part 1. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation" of this Quarterly Report on Form 10Q under the heading "COVID-19 Impact". We do not expect the measures taken to date to fully offset the impact of COVID-19 on our second quarter sales and results of operations. There can be no assurance that these cost-savings measures, and any additional cost-savings measures we may implement in the future will be sufficient to offset, in whole or in part, the current and future adverse financial impacts of COVID-19 on our business, results of operation or financial condition.

Likewise, as discussed in more detail in "Part 1, Item 2. Management’s Discussion and analysis of Financial Condition and Results of Operations" in this Quarterly Report on Form 10-Q under the heading "COVID-19 Impact", we are monitoring our working capital, including our accounts receivable and inventory, closely. We anticipate an increased level of late payments and potential bad debts which may require us to increase bad debt reserves. We also anticipate higher than usual seasonal borrowing under our revolving line of credit and elevated levels of inventory the second quarter. Our ability to draw on our line of credit and service our indebtedness will depend, in part, upon our future operating performance which likely will be negatively impacted by the effects of the COVID-19 pandemic. Should we continue to experience adverse impacts to our working capital, this could negatively impact our cash flow.

The extent of the impact of COVID-19 on our business and financial results will also depend on future developments, including the severity, duration and spread of the outbreak within the markets in which we operate, the depth and nature of the economic consequences from the closures, actions taken globally, nationally and locally to contain or mitigate the effects of the pandemic, including its impact on the global economy, and the related impact on consumer confidence and spending, all of which are highly uncertain and ever-changing. Additionally, these are uncertainties regarding how geographies, distribution channels and consumer behaviors will evolve over time. Our North America segment and our operations in Brazil and Mexico are highly dependent on back-to-school business. Any delay in the reopening of schools in these geographies or changes in the behaviors of our customers and our consumers could have a material adverse effect on our sales, margins, results of operation and financial condition.

The long-term impact of the COVID-19 and its follow-on economic impact on our business will also depend on the effectiveness of the actions we and our customers take to manage our businesses through this uncertain period. The extent to which we and our customers may successfully mitigate the impact of COVID-19, if at all, is presently unclear.

We expect that the pandemic will materially and adversely affect our business, sales and results of operations for the remainder of 2020, but we cannot reasonably estimate its financial impact beyond the second quarter of 2020 at this time. We are also uncertain as to the full magnitude of the impact the pandemic will have on the Company’s results of operations, financial condition, liquidity, customers, suppliers, industry and employees over the longer term. Even after the COVID-19 pandemic has subsided, we may experience materially adverse impacts on our business due to any resulting economic recession or depression, a change in the competitive landscape or changes in customers’ and consumers’ behaviors.

Finally, many of the risks associated with our business are currently elevated and likely will continue to be elevated as a result of COVID-19. These include, without limitation: a relatively limited number of large customers account for a significant percentage of our sales; risks associated with shifts in the channels of distribution for our products; issues that affect customer and consumer spending decisions during periods of economic uncertainty or weakness; risks associated with foreign currency fluctuations; challenges related to the highly competitive business environments in which we operate; our ability to develop and market innovative products that meet consumer demands; our ability to successfully implement our cost reduction and productivity initiatives; risks associated with a cybersecurity incident or information security breach, including that related to a disclosure of personally identifiable information; the risks associated with outsourcing production of certain of our products, information systems and other administrative functions; the continued decline in the use of certain of our products; risks associated with changes in the cost or availability of raw materials, labor, transportation and other necessary supplies and services and the cost of finished goods; the sufficiency of investment returns on pension assets, risks related to actuarial assumptions and changes in the unfunded liabilities of a multi-employer pension plan; any impairment of our intangible assets; risks associated with our indebtedness, including our debt service obligations, limitations imposed by restrictive covenants, our ability to comply with financial ratios and tests; the bankruptcy or financial instability of our customers and suppliers; the volatility of our stock price, and other risks and uncertainties described in "Part I, Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2019.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not applicable.

(b) Not applicable.

(c) Common Stock Purchases

The following table provides information about our purchases of equity securities during the quarter ended March 31, 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
January 1, 2020 to January 31, 2020	—	$—	—	$143,964,231
February 1, 2020 to February 28, 2020	535,839	8.30	535,839	139,517,188
March 1, 2020 to March 31, 2020	2,154,453	6.72	2,154,453	125,045,248
Total	2,690,292	$7.03	2,690,292	$125,045,248

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit
Number        Description of Exhibit

10.1	2019 ACCO Brands Corporation Incentive Plan Nonqualified Stock Option Agreement*

10.2	2019 ACCO Brands Corporation Incentive Plan Nonqualified Stock Option Agreement - Non-U.S. Employees*

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

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

REGISTRANT:

ACCO BRANDS CORPORATION

By:	/s/ Boris Elisman
Boris Elisman
Chairman, President and Chief Executive Officer (principal executive officer)

By:	/s/ Neal V. Fenwick
Neal V. Fenwick
Executive Vice President and Chief Financial Officer (principal financial officer)

By:	/s/ James M. Dudek, Jr.
James M. Dudek, Jr.
Senior Vice President, Corporate Controller and Chief Accounting Officer (principal accounting officer)
Date: May 5, 2020