Form 10-Q
period 2020-06-30
ACCO BRANDS Corp
filed 2020-07-29
CIK 712034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2020

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

As of July 23, 2020, the registrant had outstanding 94,462,147 shares of Common Stock.

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

Our outlook is based on certain assumptions, which we believe to be reasonable under the circumstances. These include, without limitation, assumptions regarding both the near-term and long-term impact of the COVID-19 pandemic on the economy and our business, our customers and the end-users of our products, and other changes in the macro environment; changes in the competitive landscape, including ongoing uncertainties in the traditional office products channels; as well as the impact of fluctuations in foreign currency and acquisitions and the other factors described below.

Among the factors that could cause our actual results to differ materially from our forward-looking statements are: the scope and duration of the COVID-19 pandemic, government actions and other third party responses to it and the consequences for the global economy, as well as the regional and local economies in which we operate, uncertainties regarding when the risks of the pandemic will subside and how geographies, distribution channels and consumer behaviors will evolve over time in response to the pandemic, and its impact on our business, operations, results of operations and financial condition, including, among others, manufacturing, distribution and supply chain disruptions, reduced demand for our products and services, and the financial condition of our suppliers and customers, including their ability to fund their operations and pay their invoices. Additionally, many of the other risk factors affecting us are currently elevated by, and likely will continue to be elevated by, the COVID-19 pandemic.

Other factors that could affect our results or cause plans, actions and results to differ materially from current expectations are detailed in "Part I, Item 1. Business" and "Part I, Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2019, in "Part II, Item 1A. Risk Factors" in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, "Part II, Item 1A. Risk Factors" of this Quarterly Report on Form 10-Q, and the discussion under the heading "COVID-19 Impact" as well as the financial statement line item discussions set forth in "Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations" of this Quarterly Report on Form 10-Q and from time to time in our other Securities and Exchange Commission (the "SEC") filings.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ACCO Brands Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

	June 30, 2020	December 31, 2019
(in millions)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$128.8	$27.8
Accounts receivable, net	358.3	453.7
Inventories	336.0	283.3
Other current assets	44.3	41.2
Total current assets	867.4	806.0
Total property, plant and equipment	633.6	651.7
Less: accumulated depreciation	(389.4)	(384.6)
Property, plant and equipment, net	244.2	267.1
Right of use asset, leases	90.2	101.9
Deferred income taxes	111.6	119.0
Goodwill	714.0	718.6
Identifiable intangibles, net	724.3	758.6
Other non-current assets	24.9	17.4
Total assets	$2,776.6	$2,788.6
Liabilities and Stockholders' Equity
Current liabilities:
Notes payable	$3.2	$3.7
Current portion of long-term debt	46.7	29.5
Accounts payable	212.5	245.7
Accrued compensation	31.9	48.5
Accrued customer program liabilities	64.1	99.7
Lease liabilities	20.2	21.8
Other current liabilities	105.5	139.9
Total current liabilities	484.1	588.8
Long-term debt, net	971.4	777.2
Long-term lease liabilities	79.6	89.8
Deferred income taxes	168.4	177.5
Pension and post-retirement benefit obligations	266.3	283.2
Other non-current liabilities	95.2	98.4
Total liabilities	2,065.0	2,014.9
Stockholders' equity:
Common stock	1.0	1.0
Treasury stock	(39.9)	(38.2)
Paid-in capital	1,876.9	1,890.8
Accumulated other comprehensive loss	(553.2)	(505.7)
Accumulated deficit	(573.2)	(574.2)
Total stockholders' equity	711.6	773.7
Total liabilities and stockholders' equity	$2,776.6	$2,788.6

See Notes to Condensed Consolidated Financial Statements (Unaudited).

ACCO Brands Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2020	2019	2020	2019
Net sales	$366.9	$518.7	$751.0	$912.6
Cost of products sold	256.9	352.9	528.8	621.0
Gross profit	110.0	165.8	222.2	291.6
Operating costs and expenses:
Selling, general and administrative expenses	77.2	95.5	163.3	191.4
Amortization of intangibles	7.8	8.9	16.2	18.2
Restructuring charges	6.5	—	6.8	2.7
Total operating costs and expenses	91.5	104.4	186.3	212.3
Operating income	18.5	61.4	35.9	79.3
Non-operating expense (income):
Interest expense	9.9	11.7	18.5	22.1
Interest income	(0.3)	(1.3)	(0.6)	(2.2)
Non-operating pension income	(1.5)	(1.4)	(3.0)	(2.8)
Other expense, net	1.2	1.2	0.7	1.0
Income before income tax	9.2	51.2	20.3	61.2
Income tax expense	3.8	15.3	6.9	25.9
Net income	$5.4	$35.9	$13.4	$35.3

Per share:
Basic income per share	$0.06	$0.35	$0.14	$0.35
Diluted income per share	$0.06	$0.35	$0.14	$0.34

Weighted average number of shares outstanding:
Basic	94.5	101.3	95.3	101.8
Diluted	95.2	102.2	96.3	103.3

See Notes to Condensed Consolidated Financial Statements (Unaudited).

ACCO Brands Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Net income	$5.4	$35.9	$13.4	$35.3
Other comprehensive income (loss), net of tax:
Unrealized loss on derivative instruments, net of tax benefit of $1.0 and $0.6 and $0.1 and $1.0, respectively	(2.4)	(1.2)	—	(2.3)

Foreign currency translation adjustments, net of tax (expense) benefit of $(1.1) and $3.4 and $1.0 and $(0.4), respectively	(7.6)	5.8	(57.3)	2.7

Recognition of deferred pension and other post-retirement items, net of tax benefit of $(0.5) and $(1.1) and $(2.9) and $(0.7), respectively	1.9	3.5	9.8	2.4
Other comprehensive (loss) income, net of tax	(8.1)	8.1	(47.5)	2.8

Comprehensive (loss) income	$(2.7)	$44.0	$(34.1)	$38.1

See Notes to Condensed Consolidated Financial Statements (Unaudited).

ACCO Brands Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(in millions)	2020	2019
Operating activities
Net income	$13.4	$35.3
Amortization of inventory step-up	—	0.1
Depreciation	18.4	17.5
Other non-cash items	0.5	—
Amortization of debt issuance costs	1.1	1.0
Amortization of intangibles	16.2	18.2
Stock-based compensation	3.4	5.4
Loss on debt extinguishment	—	0.3
Changes in balance sheet items:
Accounts receivable	58.8	(29.7)
Inventories	(66.4)	(26.6)
Other assets	(5.9)	(9.4)
Accounts payable	(23.0)	(74.4)
Accrued expenses and other liabilities	(78.3)	(55.6)
Accrued income taxes	(5.7)	2.2
Net cash used by operating activities	(67.5)	(115.7)
Investing activities
Additions to property, plant and equipment	(8.9)	(14.7)
Proceeds from the disposition of assets	—	0.3
Cost of acquisitions, net of cash acquired	0.6	—
Other assets acquired	—	(5.2)
Net cash used by investing activities	(8.3)	(19.6)
Financing activities
Proceeds from long-term borrowings	227.4	325.8
Repayments of long-term debt	(15.8)	(105.0)
Repayments of notes payable, net	—	(1.4)
Payments for debt issuance costs	(1.6)	(3.3)
Dividends paid	(12.3)	(12.2)
Repurchases of common stock	(18.9)	(37.9)
Payments related to tax withholding for stock-based compensation	(1.8)	(4.3)
Proceeds from the exercise of stock options	1.5	0.2
Net cash provided by financing activities	178.5	161.9
Effect of foreign exchange rate changes on cash and cash equivalents	(1.7)	0.5
Net increase in cash and cash equivalents	101.0	27.1
Cash and cash equivalents
Beginning of the period	27.8	67.0
End of the period	$128.8	$94.1
Cash paid during the year for:
Interest	$16.7	$21.0
Income taxes	$13.7	$23.3

See Notes to Condensed Consolidated Financial Statements (Unaudited).

ACCO Brands Corporation and Subsidiaries
Consolidated Statement of Stockholders' Equity
(Unaudited)

(in millions)	Common Stock	Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Accumulated Deficit	Total
Balance at December 31, 2019	$1.0	$1,890.8	$(505.7)	$(38.2)	$(574.2)	$773.7
Net income	—	—	—	—	8.0	8.0
Gain on derivative financial instruments, net of tax	—	—	2.4	—	—	2.4
Translation impact, net of tax	—	—	(49.7)	—	—	(49.7)
Pension and post-retirement adjustment, net of tax	—	—	7.9	—	—	7.9
Common stock repurchases	—	(18.9)	—	—	—	(18.9)
Stock-based compensation	—	0.9	—	—	—	0.9
Common stock issued, net of shares withheld for employee taxes	—	1.5	—	(1.7)	—	(0.2)
Dividends declared, $.065 per share	—	—	—	—	(6.2)	(6.2)
Balance at March 31, 2020	1.0	1,874.3	(545.1)	(39.9)	(572.4)	717.9
Net income	—	—	—	—	5.4	5.4
Loss on derivative financial instruments, net of tax	—	—	(2.4)	—	—	(2.4)
Translation impact, net of tax	—	—	(7.6)	—	—	(7.6)
Pension and post-retirement adjustment, net of tax	—	—	1.9	—	—	1.9
Stock-based compensation	—	2.6	—	—	(0.1)	2.5
Dividends declared, $.065 per share	—	—	—	—	(6.1)	(6.1)
Balance at June 30, 2020	$1.0	$1,876.9	$(553.2)	$(39.9)	$(573.2)	$711.6
Shares of Capital Stock

	Common Stock	Treasury Stock	Net Shares
Shares at December 31, 2019	100,412,933	3,967,445	96,445,488
Common stock issued, net of shares withheld for employee taxes	898,664	206,243	692,421
Common stock repurchases	(2,690,292)	—	(2,690,292)
Shares at March 31, 2020	98,621,305	4,173,688	94,447,617
Common stock issued, net of shares withheld for employee taxes	26,957	12,427	14,530
Shares at June 30, 2020	98,648,262	4,186,115	94,462,147

See Notes to Condensed Consolidated Financial Statements (Unaudited).

ACCO Brands Corporation and Subsidiaries
Consolidated Statement of Stockholders' Equity
Continued (Unaudited)

(in millions)	Common Stock	Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Accumulated Deficit	Total
December 31, 2018	$1.1	$1,941.0	$(461.7)	$(33.9)	$(656.8)	$789.7
Net loss	—	—	—	—	(0.6)	(0.6)
Loss on derivative financial instruments, net of tax	—	—	(1.1)	—	—	(1.1)
Translation impact, net of tax	—	—	(3.1)	—	—	(3.1)
Pension and post-retirement adjustment, net of tax	—	—	(1.1)	—	—	(1.1)
Common stock repurchases	—	(11.0)	—	—	—	(11.0)
Stock-based compensation	—	2.0	—	—	—	2.0
Common stock issued, net of shares withheld for employee taxes	—	—	—	(4.3)	—	(4.3)
Dividends declared, $.06 per share	—	—	—	—	(6.2)	(6.2)
Other	—	(0.1)	—	—	0.1	—
Cumulative effect due to the adoption of ASU 2016-02	—	—	—	—	0.5	0.5
Balance at March 31, 2019	1.1	1,931.9	(467.0)	(38.2)	(663.0)	764.8
Net income	—	—	—	—	35.9	35.9
Loss on derivative financial instruments, net of tax	—	—	(1.2)	—	—	(1.2)
Translation impact, net of tax	—	—	5.8	—	—	5.8
Pension and post-retirement adjustment, net of tax	—	—	3.5	—	—	3.5
Common stock repurchases	—	(28.3)	—	—	—	(28.3)
Stock-based compensation	—	3.6	—	—	—	3.6
Common stock issued, net of shares withheld for employee taxes	—	0.2	—	—	—	0.2
Dividends declared, $.06 per share	—	—	—	—	(6.3)	(6.3)
Other	(0.1)	0.1	—	—	—	—
Balance at June 30, 2019	$1.0	$1,907.5	$(458.9)	$(38.2)	$(633.4)	$778.0
Shares of Capital Stock

	Common Stock	Treasury Stock	Net Shares
Shares at December 31, 2018	106,249,322	3,500,622	102,748,700
Common stock issued, net of shares withheld for employee taxes	1,437,021	458,987	978,034
Common stock repurchases	(1,260,163)	—	(1,260,163)
Shares at March 31, 2019	106,426,180	3,959,609	102,466,571
Common stock issued, net of shares withheld for employee taxes	44,180	7,836	36,344
Common stock repurchases	(3,443,904)	—	(3,443,904)
Shares at June 30, 2019	103,026,456	3,967,445	99,059,011

See Notes to Condensed Consolidated Financial Statements (Unaudited).

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

As used in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, the terms "ACCO Brands," "ACCO," the "Company," "we," "us," and "our" refer to ACCO Brands Corporation and its consolidated subsidiaries.

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

The Condensed Consolidated Balance Sheet as of June 30, 2020, the related Consolidated Statements of Income, the Consolidated Statements of Comprehensive Income (Loss), and the Consolidated Statement of Stockholders' Equity for the three and six months ended June 30, 2020 and 2019 and Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019 are unaudited. The December 31, 2019 Condensed Consolidated Balance Sheet data was derived from audited financial statements, but does not include all annual disclosures required by GAAP. The above referenced financial statements included herein were prepared by management and reflect all adjustments (consisting solely of normal recurring items unless otherwise noted) which are, in the opinion of management, necessary for the fair presentation of results of operations and cash flows for the interim periods ended June 30, 2020 and 2019, and the financial position of the Company as of June 30, 2020. Interim results may not be indicative of results for a full year.

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

Recently Adopted Accounting Standards

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, an accounting standard that requires companies to utilize an impairment model (current expected credit loss, or "CECL") for most financial assets measured at amortized cost and certain other financial instruments, which include, but are not limited to, trade and other receivables. This accounting standard replaced the incurred loss model

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

with a model that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to estimate those losses. Effective January 1, 2020, the Company adopted this standard. The adoption of this standard did not have a material impact on our condensed consolidated financial statements.

There were no other accounting standards that were adopted in the first six months of 2020 that had a material effect on the Company’s financial condition, results of operations or cash flow.

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

For accounting purposes, the Company was the acquiring enterprise. The Foroni Acquisition is being accounted for as a purchase business combination and Foroni's results are included in the Company’s condensed consolidated financial statements as of August 1, 2019. The net sales for Foroni for the three and six months ended June 30, 2020 were $1.3 million and $15.7 million, respectively.

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The following table presents the preliminary allocation of the consideration given to the fair values of the assets acquired and liabilities assumed at the date of acquisition:

(in millions)	At August 1, 2019
Calculation of Goodwill:
Purchase price, net of working capital adjustment	$41.5

Plus fair value of liabilities assumed:
Accounts payable and accrued liabilities	12.5
Deferred tax liabilities	4.0
Debt	7.6
Lease liabilities	5.6
Fair value of liabilities assumed	$29.7

Less fair value of assets acquired:
Cash acquired	—
Accounts receivable	17.5
Inventory	12.5
Property and equipment	8.8
Identifiable intangibles	11.1
Deferred tax assets	2.7
Right of use asset, leases	5.6
Other assets	3.6
Fair value of assets acquired	$61.8

Goodwill	$9.4

Our review of the fair value estimates for assets acquired and liabilities assumed is substantially complete, pending the completion of reserves for income and other taxes as well as a final review by our management. We will finalize our fair value estimates during the third quarter ending September 30, 2020, which is within the one year measurement period from the acquisition date. The excess of the purchase price over the fair value of net assets acquired is allocated to goodwill. The preliminary goodwill of $9.4 million is primarily attributable to synergies expected to be realized from facility integration, headcount reduction, operational streamlining activities, and from the existence of an assembled workforce.

The final determination of the purchase price allocation, fair values and resulting goodwill may differ significantly from what is reflected in these condensed consolidated financial statements.

During the year ended December 31, 2019, transaction costs related to the Foroni Acquisition were $1.5 million, and for the six months ending June 30, 2020, they were $0.2 million. These costs were reported as selling, general and administrative ("SG&A") expenses in the Company's Consolidated Statements of Income.

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

4. Long-term Debt and Short-term Borrowings

Notes payable and long-term debt, listed in order of the priority of security interests in assets of the Company, consisted of the following as of June 30, 2020 and December 31, 2019:

(in millions)	June 30, 2020	December 31, 2019
Euro Senior Secured Term Loan A, due May 2024 (floating interest rate of 2.00% at June 30, 2020 and 1.50% at December 31, 2019)	$269.9	$275.9
USD Senior Secured Term Loan A, due May 2024 (floating interest rate of 3.07% at June 30, 2020 and 3.44% at December 31, 2019)	95.0	97.5
Australian Dollar Senior Secured Term Loan A, due May 2024 (floating interest rate of 2.15% at June 30, 2020 and 2.45% at December 31, 2019)	39.8	41.6
U.S. Dollar Senior Secured Revolving Credit Facility, due May 2024 (floating interest rate of 3.00% at June 30, 2020 and 3.26% at December 31, 2019)	225.4	8.2
Australian Dollar Senior Secured Revolving Credit Facility, due May 2024 (floating interest rate of 2.15% at June 30, 2020 and 2.44% at December 31, 2019)	18.5	14.0
Senior Unsecured Notes, due December 2024 (fixed interest rate of 5.25%)	375.0	375.0
Other borrowings	3.2	3.8
Total debt	1,026.8	816.0
Less:
Current portion	49.9	33.2
Debt issuance costs, unamortized	5.5	5.6
Long-term debt, net	$971.4	$777.2

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

Effective May 23, 2019, the Company entered into a Second Amendment (the "Second Amendment") to the Credit Agreement. Pursuant to the Second Amendment, the Credit Agreement was amended to, among other things:

•extend the maturity date to May 23, 2024;

•increase the aggregate revolving credit commitments under the Revolving Facility from $500.0 million to $600.0 million;

•establish a new term loan facility denominated in U.S. Dollars in an aggregate principal amount of $100.0 million (the "USD Term Loan");

•replace the minimum fixed coverage ratio of 1.25:1.00 with a minimum interest coverage ratio, as calculated under the Credit Agreement, of 3.00:1.00;

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

•reflect a more favorable restricted payment covenant, with the consolidated leverage ratio hurdle for unlimited restricted payments (including share repurchases and dividends) as calculated under the Credit Agreement increasing from 2.50:1.00 to 3.25:1.00;

•reflect, in certain cases, more favorable pricing with a 25 basis point reduction in the applicable rate on outstanding loans than was in effect prior to the Second Amendment based on the Company's current consolidated leverage ratio, along with lower fees on undrawn amounts;

•eliminate the requirement to make annual principal prepayments of excess cash flow;

•reduce amortization payments for the term loans; and

•increase the qualified receivables transaction basket with respect to sales or financings of certain receivables.

Effective upon the closing of the Second Amendment, the Company borrowed the entire principal amount committed under the USD Term Loan, which was used to repay revolver borrowings and, in combination with the increase in the Revolving Facility, resulted in $200.0 million of additional liquidity becoming available under the Revolving Facility.

On May 1, 2020, the Company entered into a Third Amendment (the "Third Amendment") to its Credit Agreement, among the Company, certain subsidiaries of the Company, Bank of America, N.A., as administrative agent, and the other lenders party thereto. Pursuant to the Third Amendment, the Credit Agreement was amended to, among other things:

•increase the maximum consolidated leverage ratio from 3.75:1.00 to 4.75:1.00, stepping back down to 3.75:1.00 for the first fiscal quarter ending after June 30, 2021;

•amend the pricing based on the Company’s consolidated leverage ratio, with a scaled increase in fees as follows, effective May 1, 2020:

Leverage Ratio	Applicable Rate	Undrawn Fee
> 4.25 to 1.00	2.75%	0.500%
≤ 4.25 to 1.00 and > 4.00 to 1.00	2.50%	0.500%
≤ 4.00 to 1.00 and > 3.50 to 1.00	2.25%	0.375%
≤ 3.50 to 1.00 and > 3.25 to 1.00	2.00%	0.375%
≤ 3.25 to 1.00 and > 3.00 to 1.00	1.75%	0.300%
≤ 3.00 to 1.00 and > 2.00 to 1.00	1.50%	0.250%
≤ 2.00 to 1.00	1.25%	0.200%

Per the terms of the Third Amendment, pricing will be locked at LIBOR plus 2.00% until the Company publishes its financial results for the fiscal quarter ended June 30, 2020;

•Reduce the Company’s capacity to incur certain other indebtedness, and impose additional limitations on certain restricted payments (other than dividends) and permitted acquisitions; and

•Require that the Company pay down any amounts on the Revolving Facility when cash and cash equivalents of the loan parties exceed $100.0 million.

As of June 30, 2020, there were $243.9 million in borrowings outstanding under the Revolving Facility. The remaining amount available for borrowings was $342.8 million (allowing for $13.3 million of letters of credit outstanding on that date).

As of and for the periods ended June 30, 2020 and December 31, 2019, the Company was in compliance with all applicable loan covenants.

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

The components of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Operating lease cost	$7.1	$7.0	$14.4	$14.0
Sublease income	(0.3)	(0.4)	(0.7)	(0.8)
Total lease cost	$6.8	6.6	$13.7	$13.2

Other information related to leases was as follows:

	Six Months Ended June 30,
(in millions, except lease term and discount rate)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$14.4	$15.4
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	2.5	19.5

	As of
	June 30, 2020
Weighted average remaining lease term:
Operating leases	6.8 years

Weighted average discount rate:
Operating leases	5.3%

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Future minimum lease payments, net of sub-lease income, for all non-cancelable leases as of June 30, 2020 were as follows:

(in millions)
2020	$12.7
2021	22.9
2022	18.7
2023	14.4
2024	12.3
2025	9.2
Thereafter	31.4
Total minimum lease payments	121.6
Less imputed interest	21.8
Future minimum payments for leases, net of sublease rental income and imputed interest	$99.8

6. Pension and Other Retiree Benefits

The components of net periodic benefit (income) cost for pension and post-retirement plans for the three and six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended June 30,
	Pension				Post-retirement
	U.S.		International
(in millions)	2020	2019	2020	2019	2020	2019
Service cost	$0.4	$0.3	$0.3	$0.3	$—	$—
Interest cost	1.4	1.9	2.4	3.4	0.1	—
Expected return on plan assets	(2.8)	(2.9)	(4.4)	(5.2)	—	—
Amortization of net loss (gain)	0.8	0.5	1.2	0.9	(0.2)	(0.1)
Amortization of prior service cost	0.1	0.1	—	—	—	—
Net periodic benefit income(1)	$(0.1)	$(0.1)	$(0.5)	$(0.6)	$(0.1)	$(0.1)

	Six Months Ended June 30,
	Pension				Post-retirement
	U.S.		International
(in millions)	2020	2019	2020	2019	2020	2019
Service cost	$0.8	$0.7	$0.7	$0.6	$—	$—
Interest cost	2.9	3.7	4.8	6.8	0.1	0.1
Expected return on plan assets	(5.7)	(5.8)	(9.1)	(10.3)	—	—
Amortization of net loss (gain)	1.6	1.0	2.4	1.7	(0.3)	(0.2)
Amortization of prior service cost	0.2	0.2	0.1	—	—	—
Net periodic benefit income(1)	$(0.2)	$(0.2)	$(1.1)	$(1.2)	$(0.2)	$(0.1)

(1)The components, other than service cost, are included in the line "Non-operating pension income" in the Consolidated Statements of Income.

We expect to contribute approximately $19.3 million to our defined benefit plans in 2020. For the six months ended June 30, 2020, we have contributed $8.9 million to these plans.

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

7. Stock-Based Compensation

The following table summarizes our stock-based compensation expense (including stock options, restricted stock units ("RSUs") and performance stock units ("PSUs")) for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Stock option compensation expense	$0.8	$0.8	$1.6	$1.3
RSU compensation expense	2.0	1.9	3.0	2.9
PSU compensation expense	(0.3)	0.7	(1.2)	1.2
Total stock-based compensation expense	$2.5	$3.4	$3.4	$5.4

We generally recognize compensation expense for stock-based awards ratably over the vesting period. Stock-based compensation expense for each of the three and six months ended June 30, 2020 and 2019 includes $1.0 million of expense related to stock awards granted to eligible non-employee directors, which were fully vested on the grant date.

During the second quarter of 2020, the Company's Board of Directors approved the annual stock compensation grant to eligible non-employee directors, which consisted of 113,994 RSUs.

The following table summarizes our unrecognized compensation expense and the weighted-average period over which the expense will be recognized as of June 30, 2020:

	June 30, 2020
	Unrecognized	Weighted Average
	Compensation	Years Expense To Be
(in millions, except weighted average years)	Expense	Recognized Over
Stock options	$5.9	2.1
RSUs	$8.0	2.1
PSUs	$0.7	2.5

8. Inventories

The components of inventories were as follows:

(in millions)	June 30, 2020	December 31, 2019
Raw materials	$48.0	$44.4
Work in process	3.5	3.5
Finished goods	284.5	235.4
Total inventories	$336.0	$283.3

9. Goodwill and Identifiable Intangible Assets

Goodwill

We test goodwill for impairment at least annually, during the second quarter, and on an interim basis if an event or circumstance indicates that there is a triggering event that would make it more likely than not that an impairment loss has been incurred.

During the second quarter ended June 30, 2020, we performed a qualitative assessment of impairment for goodwill for each of our three reporting units. We considered events and circumstances that may affect the fair value of each reporting unit to determine whether it is necessary to perform the quantitative impairment test. We focused on events or circumstances that could affect the significant inputs, including, but not limited to, financial performance, such as negative or declining cash flows, a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods,

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

competitive, economic, industry and market considerations, and other factors that have or could impact each of our reporting units. If we determine that it is more likely than not that the goodwill is impaired, then we would perform a quantitative impairment test.

The results of our qualitative assessment performed during the second quarter ended June 30, 2020, was that there were no triggering events that would make it more likely than not that an impairment loss to our goodwill has been incurred for any of our three reporting units.

Changes in the net carrying amount of goodwill by segment were as follows:

(in millions)	ACCO Brands North America	ACCO Brands EMEA	ACCO Brands International	Total

Balance at December 31, 2019	$375.6	$165.7	$177.3	$718.6
Acquisitions	—	—	(0.4)	(0.4)
Foreign currency translation	—	(1.5)	(2.7)	(4.2)
Balance at June 30, 2020	$375.6	$164.2	$174.2	$714.0

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

The gross carrying value and accumulated amortization by class of identifiable intangible assets as of June 30, 2020 and December 31, 2019, was as follows:

	June 30, 2020				December 31, 2019
(in millions)	Gross Carrying Amounts	Accumulated Amortization		Net Book Value	Gross Carrying Amounts	Accumulated Amortization		Net Book Value
Indefinite-lived intangible assets:
Trade names	$454.7	$(44.5)	(1)	$410.2	$467.3	$(44.5)	(1)	$422.8
Amortizable intangible assets:
Trade names	311.7	(89.5)		222.2	316.7	(83.7)		233.0
Customer and contractual relationships	238.8	(150.8)		88.0	241.0	(142.3)		98.7
Patents	5.5	(1.6)		3.9	5.5	(1.4)		4.1
Subtotal	556.0	(241.9)		314.1	563.2	(227.4)		335.8
Total identifiable intangibles	$1,010.7	$(286.4)		$724.3	$1,030.5	$(271.9)		$758.6

(1)Accumulated amortization prior to the adoption of authoritative guidance on goodwill and other intangible assets, at which time further amortization ceased.

The Company's intangible amortization expense was $7.8 million and $8.9 million for the three months ended June 30, 2020 and 2019, respectively, and $16.2 million and $18.2 million for the six months ended June 30, 2020 and 2019, respectively.

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Estimated amortization expense for amortizable intangible assets as of June 30, 2020, for the current year and the next five years is as follows:

(in millions)	2020	2021	2022	2023	2024	2025
Estimated amortization expense(2)	$32.0	$28.4	$24.9	$22.6	$21.0	$19.4

(2) Actual amounts of amortization expense may differ from estimated amounts due to changes in foreign currency exchange rates, additional intangible asset acquisitions, impairment of intangible assets, accelerated amortization of intangible assets and other events.

We test indefinite-lived intangibles for impairment at least annually and on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. We performed this annual assessment, on a qualitative basis, as allowed by GAAP, for our indefinite-lived trade names in the second quarter of 2020 and concluded that no impairment existed.

COVID-19 Impact

We continue to monitor the significant global impact and uncertainty as a result of COVID-19 to assess the outlook for demand for our products and the effect on our business and our overall financial performance. This includes our risk of impairment of our goodwill and indefinite-lived intangible assets. Although the potential impact of COVID-19 on demand is uncertain, we remain committed to taking the actions necessary to protect our long-term financial performance expectations and position the Company for long-term growth. We expect the macroeconomic environment will recover in the medium to long-term. As a result of our analysis, and consideration of events and circumstances, we concluded based on the annual assessment, on a qualitative basis, no impairment existed of our goodwill or indefinite-lived intangible assets as of June 30, 2020.

10. Restructuring

The Company recorded $6.8 million and $2.7 million of restructuring expense for the six months ended June 30, 2020 and 2019, respectively, and recorded $6.5 million and $0.0 million of restructuring expense for the three months ended June 30, 2020 and 2019, respectively. Restructuring charges in 2020 were primarily related to severance costs in North America. Additional severance charges were also taken in Mexico, Brazil, EMEA and Australia. The restructuring expenses in 2019 were primarily for severance costs related to cost reduction initiatives in our North America and International segments.

The summary of the activity in the restructuring liability for the six months ended June 30, 2020, was as follows:

(in millions)	Balance at December 31, 2019	Provision	Cash Expenditures	Non-cash Items/ Currency Change	Balance at June 30, 2020
Employee termination costs(1)	$10.7	$6.3	$(4.9)	$(0.3)	$11.8
Termination of lease agreements(2)	0.6	—	(0.5)	—	0.1
Other(3)	0.5	0.5	(0.3)	(0.4)	0.3
Total restructuring liability	$11.8	$6.8	$(5.7)	$(0.7)	$12.2

(1) We expect the remaining $11.8 million employee termination costs to be substantially paid in the next twelve months.
(2) We expect the remaining $0.1 million lease termination costs to be substantially paid in the next three months.
(3) We expect the remaining $0.3 million of other costs to be substantially paid in the next three months.

The summary of the activity in the restructuring liability for the six months ended June 30, 2019, was as follows:

(in millions)	Balance at December 31, 2018	Provision	Cash Expenditures	Balance at June 30, 2019
Employee termination costs	$7.9	$2.5	$(5.6)	$4.8
Termination of lease agreements	1.8	0.2	(1.5)	0.5
Total restructuring liability	$9.7	$2.7	$(7.1)	$5.3

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

11. Income Taxes

For the three months ended June 30, 2020, we recorded an income tax expense of $3.8 million on income before taxes of $9.2 million for an effective rate of 41.3 percent. The increase in the effective rate versus the three months ended June 30, 2019 was primarily driven by the level and unfavorable mix of earnings with certain non-U.S. losses not benefited.

For the three months ended June 30, 2019, we recorded an income tax expense of $15.3 million on income before taxes of $51.2 million, for an effective rate of 29.9 percent.

For the six months ended June 30, 2020, we recorded an income tax expense of $6.9 million on income before taxes of $20.3 million, for an effective rate of 34.0 percent. The decrease in the effective rate versus the six months ended June 30, 2019 was primarily due to an increase in reserves for uncertain tax positions in the prior year and a decrease in non-deductible interest expense in the current year.

For the six months ended June 30, 2019, we recorded an income tax expense of $25.9 million on income before taxes of $61.2 million, for an effective rate of 42.3 percent. The high effective tax rate for the period was primarily due to the Company increasing its reserves for uncertain tax positions in connection with the Brazil Tax Assessments (see Brazil Tax Assessments below) in the amount of $5.6 million and the recording of deferred state taxes on unremitted non-U.S. earnings in the amount of $0.8 million and other reserves related to various tax contingencies.

The U.S. federal statute of limitations remains open for the years 2016 and forward. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from 2 to 5 years. Years still open to examination by foreign tax authorities in major jurisdictions include Australia (2015 forward), Brazil (2014 forward), Canada (2015 forward), Germany (2015 forward), Sweden (2014 forward) and the U.K. (2018 forward). We are currently under examination in certain foreign jurisdictions.

Brazil Tax Assessments

In connection with our May 1, 2012, acquisition of the Mead Consumer and Office Products business ("Mead C&OP"), we assumed all of the tax liabilities for the acquired foreign operations including Tilibra Produtos de Papelaria Ltda. ("Tilibra"). In December of 2012, the Federal Revenue Department of the Ministry of Finance of Brazil ("FRD") issued a tax assessment against Tilibra, challenging the tax deduction of goodwill from Tilibra's taxable income for the year 2007 (the "First Assessment"). A second assessment challenging the deduction of goodwill from Tilibra's taxable income for the years 2008, 2009 and 2010 was issued by FRD in October 2013 (the "Second Assessment" and together with the First Assessment, the "Brazil Tax Assessments"). Tilibra is disputing both of the Brazil Tax Assessments.

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

We believe we have meritorious defenses and intend to vigorously contest both of the Brazil Tax Assessments; however, there can be no assurances that we will ultimately prevail. The ultimate outcome will not be determined until the Brazilian tax appeal process is complete, which is expected to take a number of years. If the FRD's initial position is ultimately sustained, payment of the amount assessed would materially and adversely affect our cash flow in the year of settlement.

Because there is no settled legal precedent on which to base a definitive opinion as to whether we will ultimately prevail, we consider the outcome of this dispute to be uncertain. Since it is not more likely than not that we will prevail, in 2012, we recorded a reserve in the amount of $44.5 million (at December 31, 2012 exchange rates) in consideration of this contingency, of which $43.3 million was recorded as an adjustment to the purchase price and which included the 2007-2012 tax years plus penalties and interest through December 2012. Included in this reserve is an assumption of penalties at 75 percent, which is the standard penalty. While there is a possibility that a penalty of 150 percent could be imposed in connection with the First Assessment, based on the facts in our case and existing precedent, we believe the likelihood of a 150 percent penalty is not more likely than not as of June 30, 2020. We will continue to actively monitor administrative and judicial court decisions and evaluate their impact, if any, on our legal assessment of the ultimate outcome of our disputes. In addition, we will continue to

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

accrue interest related to this contingency until such time as the outcome is known or until evidence is presented that we are more likely than not to prevail. The time limit for issuing an assessment for 2011 and 2012 expired in January 2018 and January 2019, respectively. Since we did not receive an assessments for either of these periods, we reversed the amounts previously accrued, including $5.6 million related to 2011, which was reversed in the first quarter of 2018. During the three months ended June 30, 2020 and 2019, we accrued additional interest as a charge to income tax expense of $0.1 million and $0.3 million, respectively, and for the six months ended June 30, 2020 and 2019, we accrued additional interest as a charge to current income tax expense of $0.2 million and $0.6 million, respectively. At current exchange rates, our accrual through June 30, 2020, including tax, penalties and interest is $26.1 million (reported in "Other non-current liabilities").

12. Earnings per Share

Total outstanding shares as of June 30, 2020 and 2019, were 94.5 million and 99.1 million, respectively. Under our stock repurchase program, for the three months ended June 30, 2020 no shares were repurchased and for the six months ended June 30, 2020 we repurchased and retired 2.7 million shares. Under our stock repurchase program, for the three and six months ended June 30, 2019, we repurchased and retired 3.4 million and 4.7 million shares, respectively. For the six months ended June 30, 2020 and 2019, we acquired 0.2 million and 0.5 million shares, respectively, related to tax withholding for share-based compensation.

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

Our weighted-average shares outstanding for the three and six months ended June 30, 2020 and 2019 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Weighted-average number of shares of common stock outstanding - basic	94.5	101.3	95.3	101.8
Stock options	—	0.3	0.1	0.4
Restricted stock units	0.7	0.6	0.9	1.1
Weighted-average shares and assumed conversions - diluted	95.2	102.2	96.3	103.3

Awards of potentially dilutive shares of common stock, which have exercise prices that were higher than the average market price during the period, are not included in the computation of dilutive earnings per share as their effect would have been anti-dilutive. For the three and six months ended June 30, 2020, the number of anti-dilutive shares was approximately 7.9 million and 7.2 million, respectively. For the three and six months ended June 30, 2019, the number of anti-dilutive shares was approximately 5.6 million, and 4.5 million, respectively.

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

Forward currency contracts are used to hedge foreign denominated inventory purchases for Europe, Australia, Canada, Japan and New Zealand, and are designated as cash flow hedges. Unrealized gains and losses on these contracts are deferred in Accumulated Other Comprehensive Income ("AOCI") until the contracts are settled and the underlying hedged transactions relating to inventory purchases are recognized, at which time the deferred gains or losses will be reported in the "Cost of products sold" line in the "Consolidated Statements of Income." As of June 30, 2020 and December 31, 2019, we had cash flow foreign exchange contracts outstanding with a U.S. dollar equivalent notional value of $76.2 million and $96.7 million, respectively, which were designated as hedges.

Forward currency contracts used to hedge foreign denominated intercompany loans are not designated as hedging instruments. Gains and losses on these derivative instruments are recognized within "Other expense, net" in the "Consolidated Statements of Income" and are largely offset by the change in the current translated value of the hedged item. The periods of the forward foreign exchange contracts correspond to the periods of the hedged transactions, and do not extend beyond May 2024. As of June 30, 2020 and December 31, 2019, we had foreign exchange contracts outstanding with a U.S. dollar equivalent notional value of $140.7 million and $182.6 million, respectively, which were not designated as hedges.

The following table summarizes the fair value of our derivative financial instruments as of June 30, 2020 and December 31, 2019:

	Fair Value of Derivative Instruments
	Derivative Assets			Derivative Liabilities
(in millions)	Balance Sheet Location	June 30, 2020	December 31, 2019	Balance Sheet Location	June 30, 2020	December 31, 2019
Derivatives designated as hedging instruments:
Foreign exchange contracts	Other current assets	$0.8	$0.4	Other current liabilities	$1.4	$0.9
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current assets	2.3	7.6	Other current liabilities	0.6	8.6
Foreign exchange contracts	Other non-current assets	8.3	—	Other non-current liabilities	8.3	—
Total derivatives		$11.4	$8.0		$10.3	$9.5

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The following tables summarize the pre-tax effect of our derivative financial instruments on the condensed consolidated financial statements for the three and six months ended June 30, 2020 and 2019:

	The Effect of Derivative Instruments in Cash Flow Hedging Relationships on the Condensed Consolidated Financial Statements
	Amount of Gain (Loss) Recognized in AOCI (Effective Portion)		Location of (Gain) Loss Reclassified from AOCI to Income	Amount of (Gain) Loss Reclassified from AOCI to Income (Effective Portion)
	Three Months Ended June 30,			Three Months Ended June 30,
(in millions)	2020	2019		2020	2019
Cash flow hedges:
Foreign exchange contracts	$(2.1)	$(0.6)	Cost of products sold	$(1.3)	$(1.2)

	The Effect of Derivative Instruments in Cash Flow Hedging Relationships on the Condensed Consolidated Financial Statements
	Amount of Gain (Loss) Recognized in AOCI (Effective Portion)		Location of (Gain) Loss Reclassified from AOCI to Income	Amount of (Gain) Loss Reclassified from AOCI to Income (Effective Portion)
	Six Months Ended June 30,			Six Months Ended June 30,
(in millions)	2020	2019		2020	2019
Cash flow hedges:
Foreign exchange contracts	$2.4	$(0.4)	Cost of products sold	$(2.5)	$(2.9)

	The Effect of Derivatives Not Designated as Hedging Instruments on the Consolidated Statements of Operations
	Location of (Gain) Loss Recognized in Income on Derivatives	Amount of (Gain) Loss Recognized in Income		Amount of (Gain) Loss Recognized in Income
		Three Months Ended June 30,		Six Months Ended June 30,
(in millions)		2020	2019	2020	2019
Foreign exchange contracts	Other expense, net	$4.1	$(1.7)	$(5.2)	$(0.5)

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

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

We have determined that our financial assets and liabilities described in "Note 13. Derivative Financial Instruments" are Level 2 in the fair value hierarchy. The following table sets forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2020 and December 31, 2019:

(in millions)	June 30, 2020	December 31, 2019
Assets:
Forward currency contracts	$11.4	$8.0
Liabilities:
Forward currency contracts	$10.3	$9.5

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

The fair values of cash and cash equivalents, notes payable to banks, accounts receivable and accounts payable approximate carrying amounts due principally to their short maturities. The carrying amount of total debt was $1,026.8 million and $816.0 million and the estimated fair value of total debt was $1,028.6 million and $831.4 million at June 30, 2020 and December 31, 2019, respectively. The fair values are determined from quoted market prices, where available, and from investment bankers using current interest rates considering credit ratings and the remaining time to maturity.

15. Accumulated Other Comprehensive Income (Loss)

AOCI is defined as net income (loss) and other changes in stockholders’ equity from transactions and other events from sources other than stockholders. The components of, and changes in, AOCI were as follows:

(in millions)	Derivative Financial Instruments	Foreign Currency Adjustments	Unrecognized Pension and Other Post-retirement Benefit Costs	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2019	$(0.2)	$(299.5)	$(206.0)	$(505.7)
Other comprehensive income (loss) before reclassifications, net of tax	1.7	(57.3)	6.5	(49.1)
Amounts reclassified from accumulated other comprehensive (loss) income, net of tax	(1.7)	—	3.3	1.6
Balance at June 30, 2020	$(0.2)	$(356.8)	$(196.2)	$(553.2)

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The reclassifications out of AOCI for the three and six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
(in millions)	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Location on Income Statement
Details about Accumulated Other Comprehensive Income (Loss) Components
Gain (loss) on cash flow hedges:
Foreign exchange contracts	$1.3	$1.2	$2.5	$2.9	Cost of products sold
Tax expense	(0.5)	(0.2)	(0.8)	(0.9)	Income tax expense
Net of tax	$0.8	$1.0	$1.7	$2.0
Defined benefit plan items:
Amortization of actuarial loss	$(1.8)	$(1.3)	$(3.7)	$(2.5)	(1)
Amortization of prior service cost	(0.1)	(0.1)	(0.3)	(0.2)	(1)
Total before tax	(1.9)	(1.4)	(4.0)	(2.7)
Tax benefit	0.2	0.2	0.7	0.4	Income tax expense
Net of tax	$(1.7)	$(1.2)	$(3.3)	$(2.3)

Total reclassifications for the period, net of tax	$(0.9)	$(0.2)	$(1.6)	$(0.3)

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

Service or Extended Maintenance Agreements ("EMAs"). As of December 31, 2019, there was $5.5 million of unearned revenue associated with outstanding EMAs, primarily reported in "Other current liabilities." During the three and six months ended June 30, 2020, $1.3 million and $4.1 million of the unearned revenue was earned and recognized, respectively. As of June 30, 2020, the amount of unearned revenue from EMAs was $3.7 million. We expect to earn and recognize approximately $3.1 million of the unearned amount in the next 12 months and $0.6 million in periods beyond the next 12 months.

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The following tables present our net sales disaggregated by regional geography(1), based upon our reporting business segments and our net sales disaggregated by the timing of revenue recognition for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
United States	$211.6	$270.6	$359.0	$410.6
Canada	20.1	37.3	40.5	57.7
ACCO Brands North America	231.7	307.9	399.5	468.3

ACCO Brands EMEA(2)	88.3	128.3	215.8	274.8

Australia/N.Z.	23.0	30.7	51.9	63.6
Latin America	14.3	40.4	63.3	82.7
Asia-Pacific	9.6	11.4	20.5	23.2
ACCO Brands International	46.9	82.5	135.7	169.5
Net sales	$366.9	$518.7	$751.0	$912.6

(1) Net sales are attributed to geographic areas based on the location of the selling subsidiaries.
(2) ACCO Brands EMEA is comprised largely of Europe, but also includes export sales to the Middle East and Africa.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Product and services transferred at a point in time	$353.8	$502.2	$725.6	$880.6
Product and services transferred over time	13.1	16.5	25.4	32.0
Net sales	$366.9	$518.7	$751.0	$912.6

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

Our product categories include storage and organization; stapling; punching; laminating, shredding and binding machines; dry erase boards; notebooks; calendars; computer accessories; and do-it-yourself tools, among others. Our portfolio includes both globally and regionally recognized brands. The revenue in North America and International segments includes significant sales of consumer products that have very important, seasonal selling periods related to back-to-school and calendar year-end. For North America and Mexico, back-to-school straddles the second and third quarters, and for the Southern hemisphere it takes place in the fourth and first quarter. We expect sales of consumer products to become a greater percentage of our revenue because demand for consumer back-to-school products is growing faster than demand for most business-related and calendar products.

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

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Net sales by business segment for the three and six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
ACCO Brands North America	$231.7	$307.9	$399.5	$468.3
ACCO Brands EMEA	88.3	128.3	215.8	274.8
ACCO Brands International	46.9	82.5	135.7	169.5
Net sales	$366.9	$518.7	$751.0	$912.6

Operating income by business segment for the three and six months ended June 30, 2020 and 2019 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
ACCO Brands North America	$37.4	$60.6	$45.0	$67.4
ACCO Brands EMEA	(1.8)	7.4	10.2	23.3
ACCO Brands International	(4.4)	4.1	1.5	9.7
Segment operating income	31.2	72.1	56.7	100.4
Corporate	(12.7)	(10.7)	(20.8)	(21.1)
Operating income(1)	18.5	61.4	35.9	79.3
Interest expense	9.9	11.7	18.5	22.1
Interest income	(0.3)	(1.3)	(0.6)	(2.2)
Non-operating pension income	(1.5)	(1.4)	(3.0)	(2.8)
Other expense, net	1.2	1.2	0.7	1.0
Income before income tax	$9.2	$51.2	$20.3	$61.2

(1)Operating income as presented in the segment table above is defined as i) net sales; ii) less cost of products sold; iii) less selling, general and administrative expenses; iv) less amortization of intangibles; and v) less restructuring charges.

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

Due to the uncertainties associated with the scope of the application of the Brazilian Supreme Court’s ruling, taking into account the Brazilian tax authority’s appeal and request for modulation, the Company has and will recognize income only for the amount of Tax Credits actually monetized, which will occur when Tilibra receives a cash flow benefit from applying the Tax Credits against various taxes payable in Brazil. The benefit of the Tax Credits realized by the Company has and will be recorded in the Consolidated Statements of Income in the line item "Other expense, net."

Tilibra received final decisions for Tax Credits in the amount of $4.3 million, of which $3.3 million was offset against Brazilian taxes in the fourth quarter of 2019, with the balance used during the first quarter of 2020. This amount of Tax Credits assumes that only the net amount of ICMS paid can be excluded from the tax base. The total value of these Tax Credits was recorded as a gain in Tilibra’s local statutory accounts during the third quarter of 2019, resulting in Brazilian federal taxes payable of approximately $1.6 million.

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

Foroni, in years prior to the acquisition, also filed legal actions in Brazil to recover these excess indirect tax payments; however all of Foroni's claims are still pending a final decision. In the event any Tax Credits are recovered on behalf of Foroni, we are required under the quota purchase agreement to remit such recovery to the former owners of Foroni on a net income tax paid basis, and therefore will not recognize any benefit in the Consolidated Statements of Income.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three and six months ended June 30, 2020 and 2019 should be read in conjunction with the unaudited condensed consolidated financial statements of ACCO Brands Corporation and the accompanying notes contained therein.

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

Overview of Performance

As used in this Quarterly Report on Form 10-Q, "COVID-19 impacts" include the operational, financial, and other effects on ACCO Brands, its customers and end users of its products, of school and business closures, work from home and government orders and manufacturing, distribution and supply chain and other disruptions resulting from COVID-19.

For the three months ended June 30, 2020, our business was significantly impacted by COVID-19 as our net sales declined $151.8 million, or 29.3 percent. Operating income declined 69.9 percent, primarily due to the lower sales, partially offset by company-wide cost reductions and government assistance in certain countries, generally in return for maintaining employment, pay and benefits.

Operating cash outflow for the six months ended June 30, 2020, was $67.5 million, which was significantly better than last year's operating cash outflow of $115.7 million. The $48.2 million year-over-year improvement was due to our decision not to repeat the accelerated purchase of raw materials and finished goods inventory as occurred in late 2018. Those purchases were then paid for in the first quarter of 2019.

COVID-19 Impact

COVID-19 and the actions being taken by national, state and local governments, businesses, schools and others to address it (including work from home orders, quarantines, travel restrictions, business and school closures and cancellations of, and limitations on, public gatherings) have caused and continue to cause significant disruptions to normal business operations and have had, and are expected to continue to have, significant adverse impacts on our customers and end-users worldwide. Similarly, our business, sales, earnings, and results of operations have been and will continue to be materially adversely affected by these events, as well as the current and expected continued negative impact on the global economy and uncertainties regarding when the risks of the pandemic will subside and how geographies, distribution channels and consumer behaviors will evolve over time in response to the pandemic.

Health and Safety of Our People

Our top priority is the health and safety of our employees and, in the face of the developing pandemic, we immediately took actions to address their safety. Those employees who could do their jobs from home began doing so. In our plants and distribution centers we made modifications to our normal operations because of COVID-19. These modifications vary from country to country depending on local conditions and government mandates but include taking workers’ temperatures daily, practicing social distancing, wearing protective equipment, quarantines consistent with CDC and WHO guidelines, and adjusting schedules and operating practices as appropriate to reduce unnecessary employee interaction. We also instituted heightened cleaning and sanitization standards.

During the third quarter, we expect most of our office and administrative employees will continue to work from home, but many employees outside North America will begin returning to work in our offices. We have implemented modifications to our normal operations similar to those used at our plants and distribution facilities to protect the health and safety of our employees returning to our office locations.

We will continue to monitor our operations and government recommendations regarding employee health and safety and make changes as appropriate.

Facilities and Supply Chain

During the first quarter, COVID-19 impacted our Chinese supply chain and we experienced some out-of-stocks and lost sales, but we began to see improvement early in the second quarter and we had no significant supply chain issues in meeting our back-to-school orders in North America. While a small number of our manufacturing and distribution operations were closed temporarily during the first and second quarters, we have been declared an essential business in most jurisdictions and most of our facilities have remained open and operating throughout this time period. We are shipping, but at a reduced level based on lower demand, particularly in the traditional office products area.

We currently believe the most significant facilities and supply chain issues are behind us, but there can be no assurance that there will not be future disruptions (including closures) or a reemergence of facilities and supply chain impacts as a result of COVID-19.

Cost Reductions

To begin to address the financial impact of the pandemic on our results of operations, we quickly implemented cost-cutting initiatives to better align our cost structure with the expected decline in 2020 sales. These cost reduction actions, when combined with our normal productivity savings, reduced costs by approximately $33 million for the second quarter. These actions included reducing discretionary spending such as travel, freezing hiring, delaying non-essential capital spending, as well as numerous actions to reduce payroll and benefit costs. Among others, the payroll-related actions included: temporary salary reductions; indefinite postponement of 2020 merit increases except where mandated by law; temporary furloughs across the organization; the non-achievement of almost all annual incentive plans; the suspension of the company match for the U.S. 401(k) plan; and layoffs of production and distribution employees commensurate with the drop in demand.

Where we qualify, we have also sought to take full advantage of government assistance available to employers in the countries outside the U.S. where we operate. Most of this assistance is designed to encourage and enable companies to sustain employment, including pay and working conditions of employees, by providing cash benefits to employers. In the second quarter of 2020 we received $4.0 million in government assistance to offset the payroll and other costs of retaining our employees. Many of these assistance programs are currently scheduled to expire during the third quarter, although there are ongoing discussions in some countries to extend them. Going forward, there can be no assurance that government assistance programs will continue or that we will continue to meet the performance criteria to obtain benefits. The curtailing of these government programs is likely to accelerate the need for other, more permanent structural changes and cost reduction actions.

Effective July 1, 2020, we reinstated employee salaries as these were intended as temporary measures, but we are continuing our other previously implemented cost reduction actions. Additionally, we are shifting our focus from temporary to more permanent structural changes. To that end, we have made decisions regarding restructuring actions in North America and Mexico which will reposition these businesses to focus on faster growing categories and channels and reduce cost. On an annualized basis, we expect these actions to deliver $11 million in savings, part of which will be reinvested in the business.

We expect our recent and continuing COVID-19-related cost reduction actions, together with our normal productivity programs, to deliver approximately $15 million in additional third quarter expense savings compared with last year. We continue to evaluate the impact of COVID-19 on our business and expect to make additional structural changes and associated restructuring charges.

There can be no assurance that these cost-savings measures, and any additional cost-savings measures we may implement in the future, will be sufficient to offset the current and future adverse financial impacts of COVID-19 on our business, results of operation or financial condition.

Liquidity, Capital Resources and Other Assets

We are in a strong financial position with $128.8 million cash on hand and $342.8 million available for borrowings under our $600 million committed revolving credit facility as of the end of the second quarter of 2020. During the second quarter of 2020, we amended our bank debt maintenance covenant increasing the maximum consolidated leverage ratio from 3.75x to 4.75x, stepping back down to 3.75x for the first quarter ending after June 30, 2021. This will provide us with additional financial flexibility to cover the anticipated financial impact of COVID-19 should we need it. As of June 30, 2020, our consolidated leverage ratio was 3.48x. We have no debt maturities before May 2024. We also announced that we do not intend to repurchase additional shares during 2020. Our planned use of cash for the remainder of 2020, after funding operating needs, will be to pay dividends and reduce debt.

Given our financial strength, we currently expect to be able to maintain adequate liquidity as we manage through the current environment. Our seasonal borrowings were higher in the second quarter because lower sales resulted in lower collections from accounts receivable in the quarter resulting in the need to borrow more cash to fund operations.

We are monitoring our working capital, including accounts receivable and inventory. We are experiencing an increased level of late payments and potential bad debts as our customers deal with the COVID-19 impacts on their businesses. In the second quarter, we had $3.9 million in additional bad debt expense versus the second quarter of 2019. We are actively managing our receivables and will potentially restrict our own sales to mitigate our risk. In addition, the steep drop in demand has increased the likelihood that certain slow moving inventory may become obsolete. In the second quarter, we had a $2.4 million increase in additional slow moving inventory provisions versus the second quarter of 2019. We anticipate that both of these trends will continue.

We continue to monitor the significant global impact and uncertainty as a result of COVID-19 to assess the outlook for demand for our products and the effect on our business and our overall financial performance. This includes our risk of impairment of our goodwill and indefinite-lived intangible assets. Although the potential impact of COVID-19 on demand is uncertain, we remain committed to taking the actions necessary to protect our long-term financial performance expectations and position the Company for long-term growth. We expect the macroeconomic environment will recover in the medium to long-term. As a result of our analysis, and consideration of events and circumstances, we concluded based on the annual assessment, on a qualitative basis, no impairment existed of our goodwill or indefinite-lived intangible assets as of June 30, 2020.

Outlook

For the third quarter, we expect the business impacts from COVID-19 will be different by geographic region and country. Its impact on our business in any one country will depend on a range of factors, including where it is in the reopening phase, the general seasonality of our business in that country, the nature and level of government support of businesses, and channel structure. EMEA and our Australia, New Zealand, and Asia businesses are currently experiencing a lower impact from the pandemic. Listed in increasing order of current adverse impact are North America (mainly office products), and the balance of our International segment (Mexico, Brazil, and Chile).

We have limited visibility for the third quarter and even less beyond the third quarter, but we expect overall demand to continue to be down relative to 2019, especially for commercial office products. We previously withdrew our full year guidance due to our inability to provide a longer-term outlook with confidence.

While the level of orders improved sequentially through the second quarter, there can be no assurance that this will continue, or that orders will not decline in the future. This uncertainty generates a wide range of potential sales outcomes as the year progresses. Although we expect most schools will be open at some point, even if at reduced capacity, we anticipate that there will be high variation in the timing of school openings versus normal, which could affect both the timing and level of demand for our back-to-school products and negatively impact our third quarter results.

We expect that the pandemic will continue to materially and adversely affect our business, sales, and results of operations for some time, but we cannot reasonably estimate its financial impact beyond the third quarter at this time. We are also uncertain as to the magnitude of the longer-term impact on our results of operations, financial condition, liquidity, customers, consumers, suppliers, industry and employees. Even after the pandemic has subsided, we may experience materially adverse impacts on our business due to any resulting economic recession or depression, a change in the competitive landscape or changes in the behavior of customers, consumers and other end users.

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

Foreign Exchange Rates

The quarterly and year-to-date average foreign exchange rates for the currencies in most of our major markets have declined relative to the U.S. dollar from the prior-year period as detailed below:

	2020 2nd QTR Average Versus 2019 2nd QTR Average	2020 YTD Average Versus 2019 YTD Average
Currency	Increase/(Decline)	Increase/(Decline)
Euro	(2)%	(3)%
Brazilian real	(27)%	(21)%
Australian dollar	(6)%	(7)%
Canadian dollar	(4)%	(2)%
Mexican peso	(18)%	(11)%
Swedish krona	(2)%	(4)%
British pound	(3)%	(3)%
Japanese yen	2%	1%

Consolidated Results of Operations for the Three Months Ended June 30, 2020 and June 30, 2019

	Three Months Ended June 30,		Amount of Change
(in millions, except per share data)	2020	2019	$	%/pts
Net sales	$366.9	$518.7	$(151.8)	(29.3)%
Cost of products sold	256.9	352.9	(96.0)	(27.2)%
Gross profit	110.0	165.8	(55.8)	(33.7)%
Gross profit margin	30.0%	32.0%		(2.0)	pts
Selling, general and administrative expenses	77.2	95.5	(18.3)	(19.2)%
Amortization of intangibles	7.8	8.9	(1.1)	(12.4)%
Restructuring charges	6.5	—	6.5	NM
Operating income	18.5	61.4	(42.9)	(69.9)%
Operating income margin	5.0%	11.8%		(6.8)	pts
Interest expense	9.9	11.7	(1.8)	(15.4)%
Interest income	(0.3)	(1.3)	(1.0)	(76.9)%
Non-operating pension income	(1.5)	(1.4)	0.1	7.1%
Other expense, net	1.2	1.2	—	-
Income before income tax	9.2	51.2	(42.0)	(82.0)%
Income tax expense	3.8	15.3	(11.5)	(75.2)%
Effective tax rate	41.3%	29.9%		11.4	pts
Net income	5.4	35.9	(30.5)	(85.0)%
Weighted average number of diluted shares outstanding:	95.2	102.2	(7.0)	(6.8)%
Diluted income per share	$0.06	$0.35	$(0.29)	(82.9)%

Net Sales

Net sales decreased primarily due to the COVID-19 impacts in all three segments. Adverse foreign exchange contributed $7.0 million, or 1.3 percent, to the decline. The Foroni Acquisition added $1.3 million. Each month of the quarter improved sequentially. Back-to-school sales in North America were down modestly, while our commercial office product sales showed a larger decline from COVID-19 impacts.

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

Foreign exchange reduced cost of products sold $5.5 million, or 1.6 percent, and the Foroni Acquisition added $2.7 million, or 0.8 percent. Excluding Foroni and foreign exchange, cost of products sold decreased due to lower comparable net sales and cost reductions, partially offset by lower fixed cost absorption, an unfavorable product mix, and $2.4 million of increased reserves for slow moving and obsolete inventory. Cost of products sold benefited from $1.5 million in government assistance, primarily provided in return for maintaining employment and wages.

Gross Profit

We believe that gross profit and gross profit margin provide enhanced shareholder understanding of our underlying operating profit drivers.

Foreign exchange reduced gross profit $1.5 million, or 0.9 percent, and the Foroni Acquisition reduced gross profit $1.4 million, or 0.8 percent. Excluding Foroni and foreign exchange, gross profit decreased due to lower net comparable sales.

Gross profit as a percent of net sales decreased to 30.0 percent from 32.0 percent, with 50 basis points of the decline attributable to Foroni. Excluding Foroni and foreign exchange, gross profit margin declined in all segments due to, an unfavorable customer/product mix, lower fixed cost absorption, and higher charges for slow moving and obsolete inventory.

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

Foreign exchange reduced SG&A $2.4 million, or 2.5 percent, and the Foroni Acquisition added $0.7 million, or 0.7 percent. The current year includes $0.4 million of integration costs related to the Foroni Acquisition. Excluding Foroni, integration costs, and foreign exchange, SG&A declined due to cost reductions, partially offset by increased bad debt expense of $3.9 million. SG&A cost reductions benefited from $2.5 million in government assistance, primarily provided in return for maintaining employment and wages.

SG&A as a percentage of net sales increased to 21.0 percent from 18.4 percent last year, primarily due to lower net sales, partially offset by lower SG&A expense.

Restructuring Charges

Restructuring charges were $6.5 million. Costs associated with severance expense in North America were $5.0 million. The remainder of the severance charges were in Mexico, Brazil, EMEA and Australia.

Operating Income

Operating income was $18.5 million, a decrease of $42.9 million, from $61.4 million in 2019 primarily due to lower net sales from COVID-19 impacts, partially offset by cost reductions. Foreign exchange benefited operating income $1.2 million, or 2.0 percent by reducing the impact of operating losses in International and parts of EMEA. Foroni contributed a loss of $2.2 million, or 3.6 percent.

Interest Expense and Income

The decrease in interest expense of $1.8 million was primarily due to lower average debt outstanding and lower interest rates on our variable rate debt.

The decrease in interest income of $1.0 million was primarily due to lower cash balances being held in Brazil.

Income Tax Expense

Income tax expense was $3.8 million on income before taxes of $9.2 million, or an effective tax rate of 41.3 percent. The increase in the effective rate in 2020 was primarily driven by the level and unfavorable mix of earnings with certain non-US losses not benefited.

Last year income tax expense was $15.3 million on income before taxes of $51.2 million, or an effective tax rate of 29.9 percent.

Net Income/Diluted Income per Share

Net income was $5.4 million, or $0.06 per share, compared with $35.9 million, or $0.35, per share, primarily due to COVID-19 impacts. Foreign exchange increased net income $1.0 million, or 2.8 percent. Diluted income per share benefited from fewer outstanding shares.

Segment Net Sales and Operating Income for the Three Months Ended June 30, 2020 and June 30, 2019

	Three Months Ended June 30, 2020			Amount of Change Compared to the Three Months Ended June 30, 2019
	Net Sales	Segment Operating Income (A)	Segment Operating Income Margin	Net Sales	Net Sales	Segment Operating Income (A)	Segment Operating Income	Margin Points

(in millions)				$	%	$	%
ACCO Brands North America	$231.7	$37.4	16.1%	$(76.2)	(24.7)%	$(23.2)	(38.3)%	(360)
ACCO Brands EMEA	88.3	(1.8)	(2.0)%	(40.0)	(31.2)%	(9.2)	(124.3)%	(780)
ACCO Brands International	46.9	(4.4)	(9.4)%	(35.6)	(43.2)%	(8.5)	(207.3)%	(1,440)
Total	$366.9	$31.2		$(151.8)		$(40.9)

	Three Months Ended June 30, 2019
	Net Sales	Segment Operating Income (A)	Segment Operating Income Margin

(in millions)
ACCO Brands North America	$307.9	$60.6	19.7%
ACCO Brands EMEA	128.3	7.4	5.8%
ACCO Brands International	82.5	4.1	5.0%
Total	$518.7	$72.1

(A) Segment operating income excludes corporate costs. See "Part I, Item 1. Note 17. Information on Business Segments," for a reconciliation of total "Segment operating income" to "Income before income tax."

ACCO Brands North America

Net sales decreased primarily from lower demand due to COVID-19 impacts. Each month of the quarter improved sequentially. The business saw growth in the Kensington® and TruSens® brands. Back-to-school sell-in was modestly below 2019 primarily due to lower sales of private label products and to certain retailers, as well as later ordering for Canadian back-to-school products. We experienced the majority of the COVID-19 impact on our commercial office product lines. Unfavorable foreign exchange reduced net sales $0.6 million, or 0.2 percent.

Operating income and operating margin decreased primarily due to lower sales related to COVID-19 impacts, restructuring charges, increased reserves for obsolete inventory, unfavorable customer/product mix and higher bad debt expense. Restructuring charges in the quarter were $5.0 million versus none in the prior year. Partially offsetting these factors were cost reductions and $1.2 million in Canadian government assistance, primarily provided in return for maintaining employment and wages.

ACCO Brands EMEA

Net sales and comparable sales declined primarily as the result of lower demand from COVID-19 impacts. Each month of the quarter improved sequentially. Unfavorable foreign exchange reduced net sales $2.1 million, or 1.6 percent.

The segment posted an operating loss, and operating margin declined due to lower demand related to COVID-19 impacts, lower fixed cost absorption and higher bad debt expense. Partially offsetting these factors were cost reductions and $1.4 million in government assistance, primarily provided in return for maintaining employment and wages. Foreign exchange reduced operating loss $0.4 million, or 5.4 percent.

ACCO Brands International

Net sales decreased primarily as a result of lower demand due to COVID-19 impacts. The Foroni Acquisition added $1.3 million. Unfavorable foreign exchange was $4.3 million, or 5.2 percent. Excluding Foroni and foreign exchange, comparable net sales decreased $32.6 million, or 39.6 percent, primarily due to lower demand from COVID-19 impacts.

Foreign exchange reduced operating loss $$1.0 million, or 24.4 percent. Operating loss included a $2.2 million loss from Foroni. Excluding Foroni and foreign exchange, the operating loss was primarily driven by lower sales, adverse customer/

product mix, higher bad debt expense, and lower fixed cost absorption. Partially offsetting these factors were cost reductions and $1.4 million in government assistance, primarily provided in return for maintaining employment and wages.

Consolidated Results of Operations for the Six Months Ended June 30, 2020 and June 30, 2019

	Six Months Ended June 30,		Amount of Change
(in millions, except per share data)	2020	2019	$	%/pts
Net sales	$751.0	$912.6	$(161.6)	(17.7)%
Cost of products sold	528.8	621.0	(92.2)	(14.8)%
Gross profit	222.2	291.6	(69.4)	(23.8)%
Gross profit margin	29.6%	32.0%		(2.4)	pts
Selling, general and administrative expenses	163.3	191.4	(28.1)	(14.7)%
Amortization of intangibles	16.2	18.2	(2.0)	(11.0)%
Restructuring charges	6.8	2.7	4.1	151.9%
Operating income	35.9	79.3	(43.4)	(54.7)%
Operating income margin	4.8%	8.7%		(3.9)	pts
Interest expense	18.5	22.1	(3.6)	(16.3)%
Interest income	(0.6)	(2.2)	(1.6)	(72.7)%
Non-operating pension income	(3.0)	(2.8)	0.2	7.1%
Other income, net	0.7	1.0	(0.3)	(30.0)%
Income before income tax	20.3	61.2	(40.9)	(66.8)%
Income tax expense	6.9	25.9	(19.0)	(73.4)%
Effective tax rate	34.0%	42.3%		(8.3)	pts
Net income	13.4	35.3	(21.9)	(62.0)%
Weighted average number of diluted shares outstanding:	96.3	103.3	(7.0)	(6.8)%
Diluted income per share	$0.14	$0.34	$(0.20)	(58.8)%

Net Sales

Net sales and comparable net sales decreased primarily due to lower demand resulting from COVID-19 impacts in all three segments. Adverse foreign exchange was $17.6 million, or 1.9 percent. The Foroni Acquisition added $15.7 million.

Cost of Products Sold

Foreign exchange reduced cost of products sold $12.8 million, or 2.1 percent, and the Foroni Acquisition added $14.7 million, or 2.4 percent. Excluding Foroni and foreign exchange, cost of products sold decreased due to lower net sales, lower fixed cost absorption, an unfavorable product mix, and $4.2 million increased reserves for slow moving and obsolete inventory. These factors were partially offset by cost reductions and $1.5 million in government assistance, primarily provided in return for maintaining employment and wages.

Gross Profit

Foreign exchange reduced gross profit $4.8 million, or 1.6 percent, and the Foroni Acquisition added $1.0 million, or 0.3 percent. Excluding Foroni and foreign exchange, gross profit decreased due to lower net sales.

Gross profit as a percent of net sales decreased to 29.6 percent from 32.0 percent, with 50 basis points of the decline attributable to Foroni. Excluding Foroni and foreign exchange, gross profit margin declined in all segments, primarily due to lower fixed cost absorption, an unfavorable customer/product mix, and higher charges for slow moving and obsolete inventory.

Selling, General and Administrative Expenses

Foreign exchange reduced SG&A $4.3 million, or 2.2 percent, and the Foroni Acquisition added $2.9 million, or 1.5 percent. The current-year period includes $0.7 million of integration and transaction costs related to the Foroni Acquisition. The prior-year period included $0.5 million in integration costs related to prior acquisitions. Excluding Foroni, integration and transaction costs, and foreign exchange, SG&A declined due to cost reductions, partially offset by $3.7 million of increased bad debt expense. SG&A cost reductions benefited from $2.5 million in government assistance, primarily provided in return for maintaining employment and wages.

SG&A as a percentage of net sales increased to 21.7 percent from 21.0 percent last year, primarily due to lower net sales.

Restructuring Charges

Restructuring charges were $6.8 million. Costs associated with severance expense in North America were $5.0 million. The remainder of the severance charges were in Mexico, Brazil, EMEA and Australia. The prior year charges related to severance costs associated with changes in the operating structure of our North America and International segments.

Operating Income

Operating income was $35.9 million, a decrease of $43.4 million, from $79.3 million, primarily due to lower net sales primarily from COVID-19 impacts, which were partially offset by cost reductions. Foroni contributed a loss of $2.4 million, or 3.0 percent.

Interest Expense and Income

The decrease in interest expense of $3.6 million was primarily due to lower average debt outstanding and lower interest rates on our variable rate debt.

The decrease in interest income of $1.6 million was primarily due to lower cash balances being held in Brazil.

Income Tax Expense

Income tax expense was $6.9 million on income before taxes of $20.3 million, or an effective tax rate of 34.0 percent. The decrease in effective tax rate for the period was primarily due to an increase in reserves for uncertain tax positions in the prior year and a decrease in non-deductible interest expense in the current year.

For the prior year, income tax expense was $25.9 million on income before taxes of $61.2 million, or an effective tax rate of 42.3 percent. The high effective tax rate for the prior-year period was due to recording of (i) additional reserves for uncertain tax positions related to the Brazil Tax Assessments ($5.6 million), (ii) deferred state taxes on unremitted non-U.S. earnings ($0.8 million) and (iii) reserves related to various tax contingencies. The increase of $5.6 million in the reserve related to uncertain tax positions in connection with the Brazil Tax Assessments was recorded in the first quarter of 2019, although the increase should have been recorded in 2018 when we decided to appeal an administrative decision to the judicial level.

See "Note 11. Income Taxes - Brazil Tax Assessments" to the condensed consolidated financial statements contained in Item 1. of this report for additional details on the Brazil Tax Assessments.

Net Income/Diluted Income per Share

Net income was $13.4 million, or $0.14 per share, compared with $35.3 million, or $0.34 per share, primarily due to the impact of COVID-19. Diluted income per share benefited from fewer outstanding shares.

Segment Net Sales and Operating Income for the Six Months Ended June 30, 2020 and June 30, 2019

	Six Months Ended June 30, 2020			Amount of Change Compared to the Six Months Ended June 30, 2019
	Net Sales	Segment Operating Income (A)	Segment Operating Income Margin	Net Sales	Net Sales	Segment Operating Income (A)	Segment Operating Income	Margin Points

(in millions)				$	%	$	%
ACCO Brands North America	$399.5	$45.0	11.3%	$(68.8)	(14.7)%	$(22.4)	(33.2)%	(310)
ACCO Brands EMEA	215.8	10.2	4.7%	(59.0)	(21.5)%	(13.1)	(56.2)%	(380)
ACCO Brands International	135.7	1.5	1.1%	(33.8)	(19.9)%	(8.2)	(84.5)%	(460)
Total	$751.0	$56.7		$(161.6)		$(43.7)

	Six Months Ended June 30, 2019
	Net Sales	Segment Operating Income (A)	Segment Operating Income Margin

(in millions)
ACCO Brands North America	$468.3	$67.4	14.4%
ACCO Brands EMEA	274.8	23.3	8.5%
ACCO Brands International	169.5	9.7	5.7%
Total	$912.6	$100.4

(A) Segment operating income excludes corporate costs. See "Part I, Item 1. Note 17. Information on Business Segments" for a reconciliation of total "Segment operating income" to "Income before income tax."

ACCO Brands North America

Net sales and comparable sales decreased primarily from lower demand due to COVID-19 impacts. The business saw growth in Kensington® and TruSens® brands. Back-to-school sell-in was modestly below 2019 primarily due to lower sales of private label products and to certain retailers, as well as later ordering for Canadian back-to-school products. We experienced the majority of the COVID-19 impact on our commercial product lines. Unfavorable foreign exchange reduced net sales $0.8 million, or 0.2 percent.

Operating income and operating margin decreased primarily due to lower sales related to COVID-19 impacts, lower fixed cost absorption, increased reserves for obsolete inventory, higher restructuring charges, and increased bad debt expense. Restructuring charges were $5.0 million versus $1.5 million in the prior year. Partially offsetting these factors were cost reductions, and $1.2 million in Canadian government assistance, primarily provided in return for maintaining employment and wages.

ACCO Brands EMEA

Net sales and comparable sales decreased primarily from lower demand due to COVID-19 impacts. Unfavorable foreign exchange reduced net sales $6.4 million, or 2.3 percent.

Operating income and operating margin declined primarily due to lower sales from COVID-19 impacts, lower fixed cost absorption and higher bad debt expense. Partially offsetting these factors were cost reductions and $1.4 million in government assistance, primarily provided in return for maintaining employment and wages. Foreign exchange reduced operating income $0.1 million, or 0.4 percent.

ACCO Brands International

Net sales and comparable net sales decreased primarily as a result of lower demand related to COVID-19 impacts, as well as the regional and local economies. The Foroni Acquisition added $15.7 million, or 9.3 percent, which was partially offset by unfavorable foreign exchange of $10.4 million, or 6.1 percent.

Foreign exchange increased operating income $0.3 million, or 3.1 percent. Foroni contributed a loss of $2.4 million. Excluding Foroni and foreign exchange, operating income decreased primarily from lower sales, lower fixed cost absorption and higher bad debt expense. Partially offsetting these factors were cost reductions and $1.4 million in government assistance, primarily provided in return for maintaining employment and wages.

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

The following tables provide a reconciliation of GAAP net sales change as reported to non-GAAP comparable net sales change:

	Amount of Change - Three Months Ended June 30, 2020 compared to the Three Months Ended June 30, 2019
	$ Change - Net Sales
		Non-GAAP
	GAAP			Comparable
	Net Sales	Currency		Net Sales
(in millions)	Change	Translation	Acquisition	Change
ACCO Brands North America	$(76.2)	$(0.6)	$—	$(75.6)
ACCO Brands EMEA	(40.0)	(2.1)	—	(37.9)
ACCO Brands International	(35.6)	(4.3)	1.3	(32.6)
Total	$(151.8)	$(7.0)	$1.3	$(146.1)

	% Change - Net Sales
		Non-GAAP
	GAAP			Comparable
	Net Sales	Currency		Net Sales
	Change	Translation	Acquisition	Change
ACCO Brands North America	(24.7)%	(0.2)%	—%	(24.5)%
ACCO Brands EMEA	(31.2)%	(1.6)%	—%	(29.6)%
ACCO Brands International	(43.2)%	(5.2)%	1.6%	(39.6)%
Total	(29.3)%	(1.3)%	0.3%	(28.3)%

	Amount of Change - Six Months Ended June 30, 2020 compared to the Six Months Ended June 30, 2019
	$ Change - Net Sales
		Non-GAAP
	GAAP			Comparable
	Net Sales	Currency		Net Sales
(in millions)	Change	Translation	Acquisition	Change
ACCO Brands North America	$(68.8)	$(0.8)	$—	$(68.0)
ACCO Brands EMEA	(59.0)	(6.4)	—	(52.6)
ACCO Brands International	(33.8)	(10.4)	15.7	(39.1)
Total	$(161.6)	$(17.6)	$15.7	$(159.7)

	% Change - Net Sales
		Non-GAAP
	GAAP			Comparable
	Net Sales	Currency		Net Sales
	Change	Translation	Acquisition	Change
ACCO Brands North America	(14.7)%	(0.2)%	—%	(14.5)%
ACCO Brands EMEA	(21.5)%	(2.3)%	—%	(19.2)%
ACCO Brands International	(19.9)%	(6.1)%	9.3%	(23.1)%
Total	(17.7)%	(1.9)%	1.7%	(17.5)%

Liquidity and Capital Resources

Our primary liquidity needs are to service indebtedness, fund capital expenditures, fund our acquisition strategy and support working capital requirements. Our principal sources of liquidity are cash flows from operating activities, cash and cash equivalents held and seasonal borrowings under our $600 million multi-currency revolving credit facility (the "Revolving Facility"). As of June 30, 2020, there was $243.9 million in borrowings outstanding under the Revolving Facility ($25.4 million reported in "Current portion of long-term debt" and $218.5 million reported in "Long-term debt, net") and the amount available for borrowings was $342.8 million (allowing for $13.3 million of letters of credit outstanding on that date). We maintain adequate financing arrangements at market rates.

We are in a strong financial position with $128.8 million cash on hand and $342.8 million available for borrowings under our $600 million Revolving Facility as of the end of the second quarter of 2020. During the second quarter, we amended our bank debt maintenance covenant increasing the maximum consolidated leverage ratio from 3.75x to 4.75x, stepping back down to 3.75x for the first quarter ending after June 30, 2021. This will provide us additional financial flexibility to cover the anticipated financial impact of COVID-19 should we need it. As of June 30, 2020, our consolidated leverage ratio was 3.48x. We have no debt maturities before May 2024. We also announced that we do not intend to repurchase additional shares during 2020. Our planned use of cash for the remainder of 2020, after funding operating needs, will be to pay dividends and reduce debt.

Given our financial strength, we currently expect to be able to maintain adequate liquidity as we manage through the current environment. Our seasonal borrowings were higher in the second quarter because lower sales resulted in lower collections from accounts receivable in the quarter resulting in the need to borrow more cash to fund operations.

We are monitoring our working capital, including accounts receivable and inventory. We are experiencing an increased level of late payments and potential bad debts as our customers deal with the COVID-19 impacts on their businesses. In the second quarter, we had $3.9 million in additional bad debt expense versus the second quarter of 2019. We are actively managing our receivables and will potentially restrict our own sales to mitigate our risk. In addition, the steep drop in demand has increased the likelihood that certain slow moving inventory may become obsolete. In the second quarter, we had a $2.4 million increase in additional slow moving inventory provisions versus the second quarter of 2019. We anticipate that both of these trends will continue.

The $648.6 million of debt currently outstanding under our senior secured credit facilities has a weighted average interest rate of 2.52 percent as of June 30, 2020, and the $375.0 million outstanding principal amount of our senior unsecured notes (the "Senior Unsecured Notes") has a fixed interest rate of 5.25 percent.

Consolidated cash and cash equivalents were $128.8 million as of June 30, 2020, approximately $40 million of which was held in Brazil. Our Brazilian businesses is highly seasonal due to the timing of the back-to-school season, which coincides with the calendar year-end in the fourth quarter. Due to various tax laws, it is costly to make frequent cash transfers in and out of Brazil; therefore, our normal practice is to hold seasonal cash requirements in Brazil, and invest it in short-term Brazilian government securities.

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

During the three and six months ended June 30, 2020, the Company recorded $6.5 million and $6.8 million, respectively, in restructuring expenses related to costs associated with cost reduction programs initiated in the second quarter of 2020, primarily related to severance costs in North America. Additional severance charges were also taken in Mexico, Brazil, EMEA and Australia. For additional details, see "Note 10. Restructuring" to the condensed consolidated financial statements contained in "Part I, Item 1. Financial Information" of this Quarterly Report on Form 10-Q.

In addition, during the three and six months ended June 30, 2020, the Company recorded an aggregate $0.4 million and $0.7 million, respectively, in non-restructuring integration expenses related to the integration of Foroni with ACCO Brands' operations in Brazil.

Cash Flow for the Six Months Ended June 30, 2020 and June 30, 2019

Cash Flow from Operating Activities

Cash used from operating activities during the six months ended June 30, 2020 of $67.5 million was $48.2 million less than the $115.7 million of cash used in the six months ended June 30, 2019. The reduction in cash used from operating activities was primarily the result of reductions in our working capital requirements during the first six months of 2020. The decrease in working capital requirements of $100.1 million was partially offset by lower net income of $21.9 million, and increases in cash used from accrued expenses, including income taxes, of $30.6 million, during the first six months of 2020, compared to the prior year’s first six months.

The table below shows our cash flow used or provided by accounts receivable, inventories and accounts payable for the six months ended June 30, 2020 and 2019:

	Six Months Ended		Amount of Change
(in millions)	June 30, 2020	June 30, 2019
Accounts receivable	$58.8	$(29.7)	$88.5
Inventories	(66.4)	(26.6)	(39.8)
Accounts payable	(23.0)	(74.4)	51.4
Cash flow provided (used) by net working capital	$(30.6)	$(130.7)	$100.1

•Accounts receivable was a source of cash of $58.8 million during the six months ended June 30, 2020, a favorable change of $88.5 million compared to a use of cash of $29.7 million during the first six months ended June 30, 2019. The $88.5 million improvement resulted primarily from the decrease in sales driven by COVID-19 impacts.
•Inventories was a use of cash of $66.4 million during the six months ended June 30, 2020, an unfavorable change of $39.8 million when compared with the $26.6 million of cash used during the six months ended June 30, 2019. The use of cash for inventory was higher during the six months ended June 30, 2020, compared to the six months ended June 30, 2019, as a result of the Company acquiring less inventory during the first six months of 2019. This was due to the Company acquiring inventory during the fourth quarter of 2018 that would normally be acquired during the first six months of 2019 in order to secure supply and to partially reduce anticipated inflation and import tariffs that went into effect during 2019.
•Accounts payable was a use of cash of $23.0 million during the six months ended June 30, 2020, a favorable change of $51.4 million when compared to a use of cash of $74.4 million during the six months ended June 30, 2019. The use of cash for accounts payable was higher during the six months ended June 30, 2019 as a result of the Company paying for the additional inventory that was acquired during the fourth quarter of 2018.

Cash Flow from Investing Activities

Cash used by investing activities was $8.3 million and $19.6 million for the six months ended June 30, 2020 and 2019, respectively. The 2020 cash used included $0.6 million of purchase price adjustment received for working capital adjustments for the Foroni Acquisition in Brazil. The 2019 cash outflow included $5.2 million of purchase price paid to date for the acquisition of certain assets of the Cumberland brand in Australia. Capital expenditures were $8.9 million and $14.7 million for the six months ended June 30, 2020 and 2019, respectively.

Cash Flow from Financing Activities

Cash provided by financing activities was $178.5 million for the six months ended June 30, 2020, compared with $161.9 million provided by financing activities for the same period of 2019. Cash provided in 2020 includes incremental net borrowings of $211.6 million, partially offset by $19.2 million for repurchases of our common stock, payments related to tax withholding for stock-based compensation, net of proceeds received from the exercise of stock options, and $12.3 million for the payment of dividends to stockholders.

Credit Facilities and Notes Covenants

As of and for the periods ended June 30, 2020 and December 31, 2019, the Company was in compliance with all applicable loan covenants.

Guarantees and Security

Generally, obligations under the Credit Agreement are guaranteed by certain of the Company’s existing and future subsidiaries, and are secured by substantially all of the Company’s and certain guarantor subsidiaries’ assets, subject to certain exclusions and limitations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk" of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. There have been no material changes to Foreign Exchange Risk Management or Interest Rate Risk Management in the quarter ended June 30, 2020 or through the date of this report.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision of the Chief Executive Officer and the Chief Financial Officer, and with the participation of our Disclosure Committee, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2020.

(b) Changes in Internal Control over Financial Reporting.

In August 2019, we completed the Foroni Acquisition, which represented $1.3 million of our consolidated net sales for the quarter ended June 30, 2020 and $50.1 million of our consolidated assets as of June 30, 2020. The Company is currently in the process of integrating Foroni into its existing internal control over financial reporting processes. In executing this integration, the Company is analyzing, evaluating, and where necessary, may make changes in controls and procedures related to the Foroni operations. The Company expects that this process will be completed in the third quarter of 2020.

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

The following risk factor updates and supersedes, in its entirety, the similarly captioned risk factor contained in "Part II, Item 1A. Risk Factors" in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020. Except as set forth below, there have been no material changes in our risk factors from those disclosed in "Part I, Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2019.

Our business and results of operations have been and will continue to be materially and adversely affected by the impact of the COVID-19 global pandemic, which may also adversely affect our financial condition and liquidity.

COVID-19 has been declared by the World Health Organization to be a "pandemic" and has spread to many of the countries in which we, our customers and consumers, our suppliers and our other business partners do business. National, state and local governments in affected regions have implemented and likely will continue to implement or maintain safety precautions, including work from home orders, quarantines, travel restrictions, business and school closures, cancellations of, and limitations on, public gatherings and other measures. Other organizations and individuals have taken additional steps to avoid or reduce infection, including limiting travel and staying home from work. These measures have caused and continue to cause significant disruptions to our normal business operations and have had and are expected to continue to have significant adverse impacts on businesses and financial markets worldwide. Similarly, our business, sales, earnings and results of operations have been and will continue to be materially and adversely affected by these events as well as by the current and expected continued negative impact on the global economy and uncertainties regarding when the risk of the pandemic will subside and how geographies, distribution channels and consumer behavior will evolve over time.

During the first quarter, COVID-19 impacted our Asian supply chain and we experienced some out-of-stocks and lost sales, but we have seen continued improvement since then and had no significant issues in meeting our back-to-school orders in North America. Additionally, a small number of our manufacturing and distribution operations were temporarily closed during the first and second quarters. We currently believe the most significant facilities and supply chain issues are largely behind us, but there can be no assurance that there will not be future facilities and supply chain disruptions (including closures) or a reemergence of facilities and supply chain impacts as a result of COVID-19.

We continue to monitor our operations and government recommendations and have made modifications to our normal operations because of the COVID-19 outbreak to protect the health and safety of our employees, suppliers and customers. These modifications vary from country to country depending on local conditions and government mandates. While we have taken actions which serve to reduce the possibility of transmission of the virus within our workplace, they do not assure that our employees will not contract the virus or bring it to the workplace. Furthermore, we may be forced to close locations for reasons such as the health of our employees, because of disruptions in our supply chain or reduced demand, or due to further governmental orders. Were such an event to occur, our operations could be disrupted to varying degrees which could have a material adverse effect on our business, results of operation, financial condition and liquidity.

To address the financial impact of the pandemic on our results of operation, we have undertaken cost-cutting initiatives, including temporary as well as more permanent structural actions to better align our cost structure with the expected decline in sales. We do not expect the measures taken to date to fully offset the impact of COVID-19 on our sales and results of operations. There can be no assurance that these cost-savings measures, and any additional cost-savings measures we may implement in the future will be sufficient to offset, in whole or in part, the current and future adverse financial impacts of COVID-19 on our business, results of operation or financial condition.

Likewise, we are monitoring our working capital, including our accounts receivable and inventory, closely. We are experiencing an increased level of late payments and potential bad debts as our customers deal with the COVID-19 impacts on their businesses, which have resulted in an increase in bad debt reserves. In addition, the steep drop in demand has increased the likelihood that certain slow moving inventory may become obsolete and resulted in an increase in our provisions for slow moving inventory. We anticipate both of these trends to continue. Should we continue to experience adverse impacts to our working capital, this could negatively impact our cash flow and liquidity.

The extent of the impact of COVID-19 on our business and financial results will also depend on future developments, including the severity, duration and spread of the outbreak within the markets in which we operate, the depth and nature of the economic consequences from the closures, actions taken globally, nationally and locally to contain or mitigate the effects of the pandemic, including its impact on the global economy, and the related impact on consumer confidence and spending, all of which are highly uncertain and ever-changing. Additionally, these are uncertainties regarding when the risks of the pandemic will subside and how geographies, distribution channels and consumer behaviors will evolve over time. Our North America segment and our operations in Brazil and Mexico are highly dependent on back-to-school business. Any delay in the reopening of schools in these geographies or changes in the behaviors of our customers and our consumers could have a material adverse effect on our sales, margins, results of operation and financial condition.

The long-term impact of the COVID-19 and its follow-on economic impact on our business will also depend on the effectiveness of the actions we and our customers take to manage our businesses through this uncertain period. The extent to which we and our customers may successfully mitigate the impact of COVID-19, if at all, is presently unclear.

We expect that the pandemic will materially and adversely affect our business, sales and results of operations for some time, but we cannot reasonably estimate its financial impact beyond the third quarter of 2020 at this time. We are also uncertain as to the full magnitude of the impact the pandemic will have on the Company’s results of operations, financial condition, liquidity, customers, suppliers, industry and employees over the longer term. Even after the COVID-19 pandemic has subsided, we may experience materially adverse impacts on our business due to any resulting economic recession or depression, a change in the behavior of customers, consumers and other end users.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not applicable.

(b) Not applicable.

(c) Common Stock Purchases

The following table provides information about our purchases of equity securities during the quarter ended June 30, 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
April 1, 2020 to April 30, 2020	—	$—	—	$125,045,248
May 1, 2020 to May 31, 2020	—	—	—	125,045,248
June 1, 2020 to June 30, 2020	—	—	—	125,045,248
Total	—	$—	—	$125,045,248

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

As previously reported, the Company instituted a variety of cost-cutting measures in response to the anticipated impacts of the COVID-19 pandemic. These included a temporary 50% reduction in the base salary of the Company’s Chairman and Chief Executive Officer, Boris Elisman, temporary 30% reductions in the base salaries of the Company’s other named executive officers and a temporary 50% reduction in the cash retainer payable to its non-employee directors.

On July 24, 2020, the temporary base salary reductions for the named executive officers (other than Mr. Cezary Monko, Executive Vice President and President, ACCO Brands EMEA) were rescinded, effective July 1, 2020, by appropriate Board or Compensation Committee action. Mr. Monko’s temporary base salary reduction had already expired by its terms on June 30, 2020.

Also on July 24, 2020, the Board reinstated in full the cash retainer payable to non-employee directors, effective July 1, 2020.

ITEM 6. EXHIBITS

Exhibit
Number  Description of Exhibit

10.1 Third Amendment to Third Amended and Restated Credit Agreement, dated as of May 1, 2020, among the Company, certain subsidiaries of the Company, Bank of America, N.A., as administrative agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to ACCO Brands Corporation's Current Report on Form 8-K filed with the SEC on May 4, 2020 (File No. 001-08454))

31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

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
James M. Dudek, Jr.
Senior Vice President, Corporate Controller and Chief Accounting Officer (principal accounting officer)
Date: July 29, 2020