Form 10-Q
period 2020-09-30
ACCO BRANDS Corp
filed 2020-10-28
CIK 712034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2020

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

As of October 22, 2020, the registrant had outstanding 94,496,837 shares of Common Stock.

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

Among the factors that could cause our actual results to differ materially from our forward-looking statements are: the scope and duration of the COVID-19 pandemic, government actions and other third-party responses to it and the consequences for the global economy, as well as the regional and local economies in which we operate, uncertainties regarding when the risks of the pandemic will subside and how geographies, distribution channels and consumer behaviors will evolve over time in response to the pandemic, and its impact on our business, operations, results of operations and financial condition, including, among others, manufacturing, distribution and supply chain disruptions, reduced demand for our products and services, and the financial condition of our suppliers and customers, including their ability to fund their operations and pay their invoices. Additionally, many of the other risk factors affecting us are currently elevated by, and likely will continue to be elevated by, the COVID-19 pandemic.

Other factors that could affect our results or cause plans, actions and results to differ materially from current expectations are detailed in "Part I, Item 1. Business" and "Part I, Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2019, in "Part II, Item 1A. Risk Factors" in our Quarterly Report on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020, and the discussion under the heading "COVID-19 Impact" as well as the financial statement line item discussions set forth in "Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations" of this Quarterly Report on Form 10-Q and from time to time in our other Securities and Exchange Commission (the "SEC") filings.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ACCO Brands Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

	September 30, 2020	December 31, 2019
(in millions)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$85.8	$27.8
Accounts receivable, net	343.7	453.7
Inventories	300.5	283.3
Other current assets	35.0	41.2
Total current assets	765.0	806.0
Total property, plant and equipment	641.8	651.7
Less: accumulated depreciation	(402.0)	(384.6)
Property, plant and equipment, net	239.8	267.1
Right of use asset, leases	87.0	101.9
Deferred income taxes	117.3	119.0
Goodwill	723.4	718.6
Identifiable intangibles, net	726.8	758.6
Other non-current assets	36.5	17.4
Total assets	$2,695.8	$2,788.6
Liabilities and Stockholders' Equity
Current liabilities:
Notes payable	$5.8	$3.7
Current portion of long-term debt	30.0	29.5
Accounts payable	171.4	245.7
Accrued compensation	41.9	48.5
Accrued customer program liabilities	76.9	99.7
Lease liabilities	20.1	21.8
Other current liabilities	124.2	139.9
Total current liabilities	470.3	588.8
Long-term debt, net	876.3	777.2
Long-term lease liabilities	76.4	89.8
Deferred income taxes	170.7	177.5
Pension and post-retirement benefit obligations	268.7	283.2
Other non-current liabilities	108.2	98.4
Total liabilities	1,970.6	2,014.9
Stockholders' equity:
Common stock	1.0	1.0
Treasury stock	(39.9)	(38.2)
Paid-in capital	1,878.9	1,890.8
Accumulated other comprehensive loss	(554.2)	(505.7)
Accumulated deficit	(560.6)	(574.2)
Total stockholders' equity	725.2	773.7
Total liabilities and stockholders' equity	$2,695.8	$2,788.6

See Notes to Condensed Consolidated Financial Statements (Unaudited).

ACCO Brands Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2020	2019	2020	2019
Net sales	$444.1	$505.7	$1,195.1	$1,418.3
Cost of products sold	317.0	349.8	845.8	970.8
Gross profit	127.1	155.9	349.3	447.5
Operating costs and expenses:
Selling, general and administrative expenses	84.4	96.4	247.7	287.8
Amortization of intangibles	7.9	8.6	24.1	26.8
Restructuring charges	0.5	2.1	7.3	4.8
Total operating costs and expenses	92.8	107.1	279.1	319.4
Operating income	34.3	48.8	70.2	128.1
Non-operating expense (income):
Interest expense	10.2	11.5	28.7	33.6
Interest income	(0.2)	(0.7)	(0.8)	(2.9)
Non-operating pension income	(1.4)	(1.3)	(4.4)	(4.1)
Other expense (income), net	0.1	(0.9)	0.8	0.1
Income before income tax	25.6	40.2	45.9	101.4
Income tax expense	6.8	12.2	13.7	38.1
Net income	$18.8	$28.0	$32.2	$63.3

Per share:
Basic income per share	$0.20	$0.29	$0.34	$0.63
Diluted income per share	$0.20	$0.28	$0.34	$0.62

Weighted average number of shares outstanding:
Basic	94.5	97.6	95.0	100.4
Diluted	95.6	98.9	96.2	101.9

See Notes to Condensed Consolidated Financial Statements (Unaudited).

ACCO Brands Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Net income	$18.8	$28.0	$32.2	$63.3
Other comprehensive (loss) income, net of tax:
Unrealized (loss) income on derivative instruments, net of tax benefit (expense) of $0.2 and $(0.6) and $0.3 and $0.4, respectively	(0.6)	1.4	(0.6)	(0.9)

Foreign currency translation adjustments, net of tax benefit of $0.1 and $0.9 and $1.1 and $0.5, respectively	3.6	(25.1)	(53.7)	(22.4)

Recognition of deferred pension and other post-retirement items, net of tax benefit (expense) of $1.2 and $(1.2) and $(1.7) and $(1.9), respectively	(4.0)	4.2	5.8	6.6
Other comprehensive (loss) income, net of tax	(1.0)	(19.5)	(48.5)	(16.7)

Comprehensive income (loss)	$17.8	$8.5	$(16.3)	$46.6

See Notes to Condensed Consolidated Financial Statements (Unaudited).

ACCO Brands Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(in millions)	2020	2019
Operating activities
Net income	$32.2	$63.3
Amortization of inventory step-up	—	0.2
Depreciation	28.2	26.3
Other non-cash items	0.5	0.2
Amortization of debt issuance costs	1.7	1.7
Amortization of intangibles	24.1	26.8
Stock-based compensation	5.2	6.3
Loss on debt extinguishment	—	0.3
Changes in balance sheet items:
Accounts receivable	78.7	54.0
Inventories	(28.4)	34.8
Other assets	(1.0)	(2.6)
Accounts payable	(67.1)	(102.1)
Accrued expenses and other liabilities	(47.3)	(40.8)
Accrued income taxes	(5.0)	6.7
Net cash provided by operating activities	21.8	75.1
Investing activities
Additions to property, plant and equipment	(11.8)	(21.9)
Proceeds from the disposition of assets	—	0.1
Cost of acquisitions, net of cash acquired	0.6	(42.1)
Other assets acquired	—	(5.2)
Net cash used by investing activities	(11.2)	(69.1)
Financing activities
Proceeds from long-term borrowings	231.5	325.9
Repayments of long-term debt	(146.4)	(272.0)
Proceeds/repayments of notes payable, net	2.5	(8.6)
Payments for debt issuance costs	(1.6)	(3.3)
Dividends paid	(18.4)	(18.1)
Repurchases of common stock	(18.9)	(56.8)
Payments related to tax withholding for stock-based compensation	(1.8)	(4.3)
Proceeds from the exercise of stock options	1.7	3.1
Net cash provided (used) by financing activities	48.6	(34.1)
Effect of foreign exchange rate changes on cash and cash equivalents	(1.2)	(1.2)
Net increase (decrease) in cash and cash equivalents	58.0	(29.3)
Cash and cash equivalents
Beginning of the period	27.8	67.0
End of the period	$85.8	$37.7
Cash paid during the year for:
Interest	$21.4	$27.6
Income taxes	$20.1	$38.6

See Notes to Condensed Consolidated Financial Statements (Unaudited).

ACCO Brands Corporation and Subsidiaries
Consolidated Statement of Stockholders' Equity
(Unaudited)

(in millions)	Common Stock	Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Accumulated Deficit	Total
Balance at December 31, 2019	$1.0	$1,890.8	$(505.7)	$(38.2)	$(574.2)	$773.7
Net income	—	—	—	—	8.0	8.0
Gain on derivative financial instruments, net of tax	—	—	2.4	—	—	2.4
Translation impact, net of tax	—	—	(49.7)	—	—	(49.7)
Pension and post-retirement adjustment, net of tax	—	—	7.9	—	—	7.9
Common stock repurchases	—	(18.9)	—	—	—	(18.9)
Stock-based compensation	—	0.9	—	—	—	0.9
Common stock issued, net of shares withheld for employee taxes	—	1.5	—	(1.7)	—	(0.2)
Dividends declared, $.065 per share	—	—	—	—	(6.2)	(6.2)
Balance at March 31, 2020	1.0	1,874.3	(545.1)	(39.9)	(572.4)	717.9
Net income	—	—	—	—	5.4	5.4
Loss on derivative financial instruments, net of tax	—	—	(2.4)	—	—	(2.4)
Translation impact, net of tax	—	—	(7.6)	—	—	(7.6)
Pension and post-retirement adjustment, net of tax	—	—	1.9	—	—	1.9
Stock-based compensation	—	2.6	—	—	(0.1)	2.5
Dividends declared, $.065 per share	—	—	—	—	(6.1)	(6.1)
Balance at June 30, 2020	1.0	1,876.9	(553.2)	(39.9)	(573.2)	711.6
Net income	—	—	—	—	18.8	18.8
Loss on derivative financial instruments, net of tax	—	—	(0.6)	—	—	(0.6)
Translation impact	—	—	3.6	—	—	3.6
Pension and post-retirement adjustment, net of tax	—	—	(4.0)	—	—	(4.0)
Stock-based compensation	—	1.9	—	—	(0.1)	1.8
Common stock issued, net of shares withheld for employee taxes	—	0.1	—	—	—	0.1
Dividends declared, $.065 per share	—	—	—	—	(6.1)	(6.1)
Balance at September 30, 2020	$1.0	$1,878.9	$(554.2)	$(39.9)	$(560.6)	725.2

Shares of Capital Stock

	Common Stock	Treasury Stock	Net Shares
Shares at December 31, 2019	100,412,933	3,967,445	96,445,488
Common stock issued, net of shares withheld for employee taxes	898,664	206,243	692,421
Common stock repurchases	(2,690,292)	—	(2,690,292)
Shares at March 31, 2020	98,621,305	4,173,688	94,447,617
Common stock issued, net of shares withheld for employee taxes	26,957	12,427	14,530
Shares at June 30, 2020	98,648,262	4,186,115	94,462,147
Common stock issued, net of shares withheld for employee taxes	35,465	775	34,690
Shares at September 30, 2020	98,683,727	4,186,890	94,496,837

See Notes to Condensed Consolidated Financial Statements (Unaudited).

ACCO Brands Corporation and Subsidiaries
Consolidated Statement of Stockholders' Equity
Continued (Unaudited)

(in millions)	Common Stock	Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Accumulated Deficit	Total
December 31, 2018	$1.1	$1,941.0	$(461.7)	$(33.9)	$(656.8)	$789.7
Net loss	—	—	—	—	(0.6)	(0.6)
Loss on derivative financial instruments, net of tax	—	—	(1.1)	—	—	(1.1)
Translation impact, net of tax	—	—	(3.1)	—	—	(3.1)
Pension and post-retirement adjustment, net of tax	—	—	(1.1)	—	—	(1.1)
Common stock repurchases	—	(11.0)	—	—	—	(11.0)
Stock-based compensation	—	2.0	—	—	—	2.0
Common stock issued, net of shares withheld for employee taxes	—	—	—	(4.3)	—	(4.3)
Dividends declared, $.06 per share	—	—	—	—	(6.2)	(6.2)
Other	—	(0.1)	—	—	0.1	—
Cumulative effect due to the adoption of ASU 2016-02	—	—	—	—	0.5	0.5
Balance at March 31, 2019	1.1	1,931.9	(467.0)	(38.2)	(663.0)	764.8
Net income	—	—	—	—	35.9	35.9
Loss on derivative financial instruments, net of tax	—	—	(1.2)	—	—	(1.2)
Translation impact, net of tax	—	—	5.8	—	—	5.8
Pension and post-retirement adjustment, net of tax	—	—	3.5	—	—	3.5
Common stock repurchases	—	(28.3)	—	—	—	(28.3)
Stock-based compensation	—	3.6	—	—	(0.2)	3.4
Common stock issued, net of shares withheld for employee taxes	—	0.2	—	—	—	0.2
Dividends declared, $.06 per share	—	—	—	—	(6.0)	(6.0)
Other	(0.1)	0.1	—	—	(0.1)	(0.1)
Balance at June 30, 2019	1.0	1,907.5	(458.9)	(38.2)	(633.4)	778.0
Net income	—	—	—	—	28.0	28.0
Gain on derivative financial instruments, net of tax	—	—	1.4	—	—	1.4
Translation impact, net of tax	—	—	(25.1)	—	—	(25.1)
Pension and post-retirement adjustment, net of tax	—	—	4.2	—	—	4.2
Common stock repurchases	(0.1)	(17.6)	—	—	—	(17.7)
Stock-based compensation	—	1.0	—	—	(0.1)	0.9
Common stock issued, net of shares withheld for employee taxes	—	2.9	—	—	—	2.9
Dividends declared, $.06 per share	—	—	—	—	(5.9)	(5.9)
Other	0.1	—	—	—	0.1	0.2
Balance at September 30, 2019	$1.0	$1,893.8	$(478.4)	$(38.2)	$(611.3)	$766.9
Shares of Capital Stock

	Common Stock	Treasury Stock	Net Shares
Shares at December 31, 2018	106,249,322	3,500,622	102,748,700
Common stock issued, net of shares withheld for employee taxes	1,437,021	458,987	978,034
Common stock repurchases	(1,260,163)	—	(1,260,163)
Shares at March 31, 2019	106,426,180	3,959,609	102,466,571
Common stock issued, net of shares withheld for employee taxes	44,180	7,836	36,344
Common stock repurchases	(3,443,904)	—	(3,443,904)
Shares at June 30, 2019	103,026,456	3,967,445	99,059,011
Common stock issued, net of shares withheld for employee taxes	386,781	—	386,781
Common stock repurchases	(2,258,645)	—	(2,258,645)
Shares at September 30, 2019	101,154,592	3,967,445	97,187,147
See Notes to Condensed Consolidated Financial Statements (Unaudited).

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

As used in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, the terms "ACCO Brands," "ACCO," the "Company," "we," "us," and "our" refer to ACCO Brands Corporation and its consolidated subsidiaries.

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

The Condensed Consolidated Balance Sheet as of September 30, 2020, the related Consolidated Statements of Income, the Consolidated Statements of Comprehensive Income (Loss), and the Consolidated Statement of Stockholders' Equity for the three and nine months ended September 30, 2020 and 2019 and Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019 are unaudited. The December 31, 2019 Condensed Consolidated Balance Sheet data was derived from audited financial statements, but does not include all annual disclosures required by GAAP. The above referenced financial statements included herein were prepared by management and reflect all adjustments (consisting solely of normal recurring items unless otherwise noted) which are, in the opinion of management, necessary for the fair presentation of results of operations and cash flows for the interim periods ended September 30, 2020 and 2019, and the financial position of the Company as of September 30, 2020. Interim results may not be indicative of results for a full year.

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

There were no other accounting standards that were adopted in the first nine months of 2020 that had a material effect on the Company’s financial condition, results of operations or cash flow.

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

For accounting purposes, the Company was the acquiring enterprise. The Foroni Acquisition is being accounted for as a purchase business combination and Foroni's results are included in the Company’s condensed consolidated financial statements as of August 1, 2019. The additional net sales from Foroni for the one and seven months ended July 31, 2020 were $1.0 million and $16.7 million, respectively.

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The following table presents the allocation of the consideration given to the fair values of the assets acquired and liabilities assumed at the date of acquisition, which was finalized in the third quarter of 2020:

(in millions)	At August 1, 2019
Calculation of Goodwill:
Purchase price, net of working capital adjustment	$41.5

Plus fair value of liabilities assumed:
Accounts payable and accrued liabilities	13.9
Deferred tax liabilities	5.4
Debt	7.6
Lease liabilities	5.3
Other non-current liabilities	1.5
Fair value of liabilities assumed	$33.7

Less fair value of assets acquired:
Cash acquired	—
Accounts receivable	17.5
Inventory	12.5
Property and equipment	8.8
Identifiable intangibles	11.1
Deferred tax assets	2.7
Right of use asset, leases	5.3
Other assets	3.6
Fair value of assets acquired	$61.5

Goodwill	$13.7

During the year ended December 31, 2019, transaction costs related to the Foroni Acquisition were $1.5 million, and for the nine months ended September 30, 2020, they were $0.2 million. These costs were reported as selling, general and administrative ("SG&A") expenses in the Company's Consolidated Statements of Income.

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

4. Long-term Debt and Short-term Borrowings

Notes payable and long-term debt, listed in order of the priority of security interests in assets of the Company, consisted of the following as of September 30, 2020 and December 31, 2019:

(in millions)	September 30, 2020	December 31, 2019
Euro Senior Secured Term Loan A, due May 2024 (floating interest rate of 2.00% at September 30, 2020 and 1.50% at December 31, 2019)	$278.2	$275.9
USD Senior Secured Term Loan A, due May 2024 (floating interest rate of 3.00% at September 30, 2020 and 3.44% at December 31, 2019)	93.8	97.5
Australian Dollar Senior Secured Term Loan A, due May 2024 (floating interest rate of 2.14% at September 30, 2020 and 2.45% at December 31, 2019)	40.8	41.6
U.S. Dollar Senior Secured Revolving Credit Facility, due May 2024 (floating interest rate of 3.18% at September 30, 2020 and 3.26% at December 31, 2019)	100.2	8.2
Australian Dollar Senior Secured Revolving Credit Facility, due May 2024 (floating interest rate of 2.13% at September 30, 2020 and 2.44% at December 31, 2019)	23.5	14.0
Senior Unsecured Notes, due December 2024 (fixed interest rate of 5.25%)	375.0	375.0
Other borrowings	5.8	3.8
Total debt	917.3	816.0
Less:
Current portion	35.8	33.2
Debt issuance costs, unamortized	5.2	5.6
Long-term debt, net	$876.3	$777.2

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

•reflect, in certain cases, more favorable pricing with a 25-basis point reduction in the applicable rate on outstanding loans than was in effect prior to the Second Amendment based on the Company's current consolidated leverage ratio, along with lower fees on undrawn amounts;

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

As of September 30, 2020, there were $123.7 million in borrowings outstanding under the Revolving Facility. The remaining amount available for borrowings was $465.5 million (allowing for $10.8 million of letters of credit outstanding on that date).

As of and for the periods ended September 30, 2020 and December 31, 2019, the Company was in compliance with all applicable loan covenants.

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

5. Leases

The Company leases its corporate headquarters, various other facilities for distribution, manufacturing, and offices, as well as vehicles, forklifts and other equipment. The Company determines if an arrangement is a lease at inception. Leases are included in "Right of use asset, leases" ("ROU Assets"), and the current portion of the lease liability is included in "Lease liabilities" and the non-current portion is included in "Long-term lease liabilities" in the Condensed Consolidated Balance Sheet. The Company currently has an immaterial amount of financing leases and leases with terms of more than one month and less than 12 months. ROU Assets and lease liabilities are recognized based on the present value of lease payments over the lease term. Because most of the Company’s leases do not provide an implicit rate of return, the Company uses its incremental collateralized borrowing rate, on a regional basis, in determining the present value of lease payments. The incremental borrowing rate is dependent upon the duration of the lease and has been segmented into three groups of time. All leases within the same region and the same group of time share the same incremental borrowing rate. The Company has lease agreements with lease and non-lease components, which are combined for accounting purposes for all classes of assets except information technology equipment.

The components of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Operating lease cost	$6.7	$7.3	$21.0	$21.7
Sublease income	(0.2)	(0.5)	(0.9)	(1.3)
Total lease cost	$6.5	$6.8	$20.1	$20.4

Other information related to leases was as follows:

	Nine Months Ended September 30,
(in millions, except lease term and discount rate)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$21.5	$22.4
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	3.3	25.6

	As of
	September 30, 2020
Weighted average remaining lease term:
Operating leases	6.7 years

Weighted average discount rate:
Operating leases	5.3%

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Future minimum lease payments, net of sub-lease income, for all non-cancelable leases as of September 30, 2020, were as follows:

(in millions)
2020	$6.1
2021	23.8
2022	19.3
2023	14.7
2024	12.6
2025	9.4
Thereafter	31.6
Total minimum lease payments	117.5
Less imputed interest	21.1
Future minimum payments for leases, net of sublease rental income and imputed interest	$96.4

6. Pension and Other Retiree Benefits

The components of net periodic benefit (income) cost for pension and post-retirement plans for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended September 30,
	Pension				Post-retirement
	U.S.		International
(in millions)	2020	2019	2020	2019	2020	2019
Service cost	$0.4	$0.3	$0.4	$0.3	$—	$—
Interest cost	1.5	1.8	2.4	3.3	—	0.1
Expected return on plan assets	(2.8)	(2.9)	(4.7)	(5.1)	—	—
Amortization of net loss (gain)	0.8	0.6	1.3	0.9	(0.1)	(0.1)
Amortization of prior service cost	0.1	0.1	0.1	0.1	—	—
Net periodic benefit income(1)	$—	$(0.1)	$(0.5)	$(0.5)	$(0.1)	$—

	Nine Months Ended September 30,
	Pension				Post-retirement
	U.S.		International
(in millions)	2020	2019	2020	2019	2020	2019
Service cost	$1.2	$1.0	$1.1	$0.9	$—	$—
Interest cost	4.4	5.5	7.2	10.1	0.1	0.2
Expected return on plan assets	(8.5)	(8.7)	(13.8)	(15.4)	—	—
Amortization of net loss (gain)	2.4	1.6	3.7	2.6	(0.4)	(0.3)
Amortization of prior service cost	0.3	0.3	0.2	0.1	—	—
Net periodic benefit income(1)	$(0.2)	$(0.3)	$(1.6)	$(1.7)	$(0.3)	$(0.1)

(1)The components, other than service cost, are included in the line "Non-operating pension income" in the Consolidated Statements of Income.

We expect to contribute approximately $19.4 million to our defined benefit plans in 2020. For the nine months ended September 30, 2020, we have contributed $13.4 million to these plans.

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

7. Stock-Based Compensation

The following table summarizes our stock-based compensation expense (including stock options, restricted stock units ("RSUs") and performance stock units ("PSUs")) for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Stock option compensation expense	$0.5	$0.7	$2.1	$2.0
RSU compensation expense	1.3	1.2	4.3	4.1
PSU compensation expense	—	(1.0)	(1.2)	0.2
Total stock-based compensation expense	$1.8	$0.9	$5.2	$6.3

We generally recognize compensation expense for stock-based awards ratably over the vesting period. Stock-based compensation expense for each of the nine months ended September 30, 2020 and 2019 includes $1.0 million of expense related to stock awards granted to eligible non-employee directors, which were fully vested on the grant date. During the third quarter of 2020, the Compensation Committee of the Company's Board of Directors approved stock compensation grants which consisted of 34,359 stock options, 10,311 RSUs and 20,618 PSUs.

The following table summarizes our unrecognized compensation expense and the weighted-average period over which the expense will be recognized as of September 30, 2020:

	September 30, 2020
	Unrecognized	Weighted Average
	Compensation	Years Expense To Be
(in millions, except weighted average years)	Expense	Recognized Over
Stock options	$4.1	1.9
RSUs	$6.9	1.9
PSUs	$0.6	2.3

8. Inventories

The components of inventories were as follows:

(in millions)	September 30, 2020	December 31, 2019
Raw materials	$42.8	$44.4
Work in process	3.8	3.5
Finished goods	253.9	235.4
Total inventories	$300.5	$283.3

9. Goodwill and Identifiable Intangible Assets

Goodwill

We test goodwill for impairment at least annually, during the second quarter, and on an interim basis if an event or circumstance indicates that there is a triggering event that would make it more likely than not that an impairment loss had been incurred.

During the second quarter ended June 30, 2020, we performed a qualitative assessment of impairment for goodwill for each of our three reporting units. We considered events and circumstances that may affect the fair value of each reporting unit to determine whether it is necessary to perform the quantitative impairment test. We focused on events or circumstances that could affect the significant inputs, including, but not limited to, financial performance, such as negative or declining cash flows, a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods, competitive, economic, industry and market considerations, and other factors that have or could impact each of our reporting

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

units. If we determine that it is more likely than not that the goodwill is impaired, then we would perform a quantitative impairment test.

The results of our qualitative assessment performed during the second quarter ended June 30, 2020, was that there were no triggering events that would make it more likely than not that an impairment loss to our goodwill has been incurred for any of our three reporting units.

Changes in the net carrying amount of goodwill by segment were as follows:

(in millions)	ACCO Brands North America	ACCO Brands EMEA	ACCO Brands International	Total

Balance at December 31, 2019	$375.6	$165.7	$177.3	$718.6
Acquisitions	—	—	3.9	3.9
Foreign currency translation	—	5.2	(4.3)	0.9
Balance at September 30, 2020	$375.6	$170.9	$176.9	$723.4

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

The gross carrying value and accumulated amortization by class of identifiable intangible assets as of September 30, 2020 and December 31, 2019, was as follows:

	September 30, 2020				December 31, 2019
(in millions)	Gross Carrying Amounts	Accumulated Amortization		Net Book Value	Gross Carrying Amounts	Accumulated Amortization		Net Book Value
Indefinite-lived intangible assets:
Trade names	$458.5	$(44.5)	(1)	$414.0	$467.3	$(44.5)	(1)	$422.8
Amortizable intangible assets:
Trade names	315.2	(93.3)		221.9	316.7	(83.7)		233.0
Customer and contractual relationships	245.2	(158.3)		86.9	241.0	(142.3)		98.7
Patents	5.8	(1.8)		4.0	5.5	(1.4)		4.1
Subtotal	566.2	(253.4)		312.8	563.2	(227.4)		335.8
Total identifiable intangibles	$1,024.7	$(297.9)		$726.8	$1,030.5	$(271.9)		$758.6

(1)Accumulated amortization prior to the adoption of authoritative guidance on goodwill and other intangible assets, at which time further amortization ceased.

The Company's intangible amortization expense was $7.9 million and $8.6 million for the three months ended September 30, 2020 and 2019, respectively, and $24.1 million and $26.8 million for the nine months ended September 30, 2020 and 2019, respectively.

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Estimated amortization expense for amortizable intangible assets as of September 30, 2020, for the current year and the next five years is as follows:

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

COVID-19 Impact

We continue to monitor the significant global impact and uncertainty as a result of COVID-19 to assess the outlook for demand for our products and the effect on our business and our overall financial performance. This includes our risk of impairment of our goodwill and indefinite-lived intangible assets. Although the full impact of COVID-19 on demand remains uncertain, with impact varying significantly by geographic region, we remain committed to taking the actions necessary to protect our long-term financial performance expectations and position the Company for long-term growth. We expect the macroeconomic environment will recover in the medium to long-term. As a result of our analysis, and consideration of events and circumstances, we concluded based on the previously conducted annual assessment, on a qualitative basis, no impairment of our goodwill or indefinite-lived intangible assets was triggered as of June 30, 2020.

The implied fair values of all three of our reporting units, more likely than not, exceed their carrying values at September 30, 2020. In addition, we have not identified a triggering event that would cause us to perform a quantitative goodwill impairment analysis. In management’s opinion, the goodwill balance for our ACCO Brands International reporting unit could be at risk for impairment if operating performance does not recover as expected from the current impacts of COVID-19, if we experience negative changes to the long-term outlook for the business, or changes in factors and assumptions which impact the fair value of our reporting units such as low or declining revenue growth rates, depressed operating margins or adverse changes to the discount rates impacting this report unit.

10. Restructuring

The Company recorded $7.3 million and $4.8 million of restructuring expense for the nine months ended September 30, 2020 and 2019, respectively, and recorded $0.5 million and $2.1 million of restructuring expense for the three months ended September 30, 2020 and 2019, respectively. Restructuring charges in 2020 were primarily related to severance costs in North America. Additional severance charges were also taken in Mexico, Brazil, EMEA and Australia. The restructuring expenses in 2019 were primarily for severance costs related to cost reduction initiatives in our North America and International segments.

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The summary of the activity in the restructuring liability for the nine months ended September 30, 2020, was as follows:

(in millions)	Balance at December 31, 2019	Provision	Cash Expenditures	Non-cash Items/ Currency Change	Balance at September 30, 2020
Employee termination costs(1)	$10.7	$6.7	$(8.4)	$(0.1)	$8.9
Termination of lease agreements(2)	0.6	0.1	(0.5)	—	0.2
Other(3)	0.5	0.5	(0.5)	(0.4)	0.1
Total restructuring liability	$11.8	$7.3	$(9.4)	$(0.5)	$9.2

(1) We expect the remaining $8.9 million employee termination costs to be substantially paid in the next twelve months.
(2) We expect the remaining $0.2 million lease termination costs to be substantially paid in the next three months.
(3) We expect the remaining $0.1 million of other costs to be substantially paid in the next three months.

The summary of the activity in the restructuring liability for the nine months ended September 30, 2019, was as follows:

(in millions)	Balance at December 31, 2018	Provision	Cash Expenditures	Non-cash Items/ Currency Change	Balance at September 30, 2019
Employee termination costs	$7.9	$4.1	$(7.2)	$(0.2)	$4.6
Termination of lease agreements	1.8	0.1	(1.6)	—	0.3
Other	—	0.6	(0.1)	—	0.5
Total restructuring liability	$9.7	$4.8	$(8.9)	$(0.2)	$5.4

11. Income Taxes

For the three months ended September 30, 2020, we recorded an income tax expense of $6.8 million on income before taxes of $25.6 million, for an effective rate of 26.6 percent. The decrease in the effective rate versus the three months ended September 30, 2019 was primarily driven by an accrual made in the prior year of $1.6 million of Brazilian income taxes on a contingent gain.

For the three months ended September 30, 2019, we recorded an income tax expense of $12.2 million on income before taxes of $40.2 million, for an effective rate of 30.3 percent.

For the nine months ended September 30, 2020, we recorded an income tax expense of $13.7 million on income before taxes of $45.9 million, for an effective rate of 29.8 percent. The decrease in the effective rate versus the nine months ended September 30, 2019 was primarily due to an increase in reserves for uncertain tax positions in the prior year, Brazilian income taxes accrued on a contingent gain and a decrease in non-deductible interest in the current year.

For the nine months ended September 30, 2019, we recorded an income tax expense of $38.1 million on income before taxes of $101.4 million, for an effective rate of 37.6 percent. The high effective tax rate for the period was primarily due to the Company increasing its reserves for uncertain tax positions in connection with the Brazil Tax Assessments (see Brazil Tax Assessments below) in the amount of $5.6 million, the accrual of $1.6 million of Brazilian income taxes on a contingent gain, and the recording of deferred state taxes on unremitted non-U.S. earnings in the amount of $0.8 million and other reserves related to various tax contingencies.

The U.S. federal statute of limitations remains open for the years 2016 and forward. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from 2 to 5 years. Years still open to examination by foreign tax authorities in major jurisdictions include Australia (2016 forward), Brazil (2015 forward), Canada (2016 forward), Germany (2015 forward), Sweden (2015 forward) and the U.K. (2018 forward). We are currently under examination in certain foreign jurisdictions.

Final Section 951A Tax Regulations

On July 20, 2020, the U.S. Department of the Treasury and the Internal Revenue Service issued final section 951A regulations ("Final Regulations") on an election to exclude high-tax global intangible low-taxed income ("GILTI") from a U.S.

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

shareholder’s gross income. As of the end of the third quarter, we are not expecting that application of the Final Regulations will have a material impact on the Company’s effective tax rate.

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

In the third quarter of 2020, the final administrative appeal of the First Assessment was decided against the Company. We have decided to appeal this decision to the judicial level. We recorded an additional expense in the quarter of $1.2 million representing additional attorneys' costs and fees, which we will be required to pay if we do not prevail at the judicial level.

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

Because there is no settled legal precedent on which to base a definitive opinion as to whether we will ultimately prevail, we consider the outcome of these disputes to be uncertain. Since it is not more likely than not that we will prevail, in 2012, we recorded a reserve in the amount of $44.5 million (at December 31, 2012 exchange rates) in consideration of this contingency, of which $43.3 million was recorded as an adjustment to the purchase price and which included the 2007-2012 tax years plus penalties and interest through December 2012. Included in this reserve is an assumption of penalties at 75 percent, which is the standard penalty. While there is a possibility that a penalty of 150 percent could be imposed in connection with the First Assessment, based on the facts in our case and existing precedent, we believe the likelihood of a 150 percent penalty is not more likely than not as of September 30, 2020. We will continue to actively monitor administrative and judicial court decisions and evaluate their impact, if any, on our legal assessment of the ultimate outcome of our disputes. In addition, we will continue to accrue interest related to this contingency until such time as the outcome is known or until evidence is presented that we are more likely than not to prevail. The time limit for issuing an assessment for 2011 and 2012 expired in January 2018 and January 2019, respectively. Since we did not receive an assessments for either of these periods, we reversed the amounts previously accrued, including $5.6 million related to 2011, which was reversed in the first quarter of 2018. During the three months ended September 30, 2020 and 2019, we accrued additional interest as a charge to income tax expense of $0.1 million and $0.3 million, respectively, and for the nine months ended September 30, 2020 and 2019, we accrued additional interest as a charge to current income tax expense of $0.3 million and $0.9 million, respectively. At current exchange rates, our accrual through September 30, 2020, including tax, penalties and interest is $26.1 million (reported in "Other non-current liabilities").

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

12. Earnings per Share

Total outstanding shares as of September 30, 2020 and 2019, were 94.5 million and 97.2 million, respectively. Under our stock repurchase program, for the three months ended September 30, 2020 no shares were repurchased and for the nine months ended September 30, 2020 we repurchased and retired 2.7 million shares. Under our stock repurchase program, for the three and nine months ended September 30, 2019, we repurchased and retired 2.3 million and 7.0 million shares, respectively. For the nine months ended September 30, 2020 and 2019, we acquired 0.2 million and 0.5 million shares, respectively, related to tax withholding for share-based compensation.

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

Our weighted-average shares outstanding for the three and nine months ended September 30, 2020 and 2019 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Weighted-average number of shares of common stock outstanding - basic	94.5	97.6	95.0	100.4
Stock options	—	0.4	0.1	0.4
Restricted stock units	1.1	0.9	1.1	1.1
Weighted-average shares and assumed conversions - diluted	95.6	98.9	96.2	101.9

Awards of potentially dilutive shares of common stock, which have exercise prices that were higher than the average market price during the period, are not included in the computation of dilutive earnings per share as their effect would have been anti-dilutive. For the three and nine months ended September 30, 2020, the number of anti-dilutive shares was approximately 8.0 million and 7.5 million, respectively. For the three and nine months ended September 30, 2019, the number of anti-dilutive shares was approximately 5.0 million and 4.7 million, respectively.

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

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Forward currency contracts are used to hedge foreign denominated inventory purchases for Europe, Australia, Canada, Japan and New Zealand, and are designated as cash flow hedges. Unrealized gains and losses on these contracts are deferred in Accumulated Other Comprehensive Income ("AOCI") until the contracts are settled and the underlying hedged transactions relating to inventory purchases are recognized, at which time the deferred gains or losses will be reported in the "Cost of products sold" line in the "Consolidated Statements of Income." As of September 30, 2020 and December 31, 2019, we had cash flow foreign exchange contracts outstanding with a U.S. dollar equivalent notional value of $108.4 million and $96.7 million, respectively, which were designated as hedges.

Forward currency contracts used to hedge foreign denominated intercompany loans are not designated as hedging instruments. Gains and losses on these derivative instruments are recognized within "Other expense (income), net" in the "Consolidated Statements of Income" and are largely offset by the change in the current translated value of the hedged item. The periods of the forward foreign exchange contracts correspond to the periods of the hedged transactions, and do not extend beyond May 2024. As of September 30, 2020 and December 31, 2019, we had foreign exchange contracts outstanding with a U.S. dollar equivalent notional value of $171.0 million and $182.6 million, respectively, which were not designated as hedges.

The following table summarizes the fair value of our derivative financial instruments as of September 30, 2020 and December 31, 2019:

	Fair Value of Derivative Instruments
	Derivative Assets			Derivative Liabilities
(in millions)	Balance Sheet Location	September 30, 2020	December 31, 2019	Balance Sheet Location	September 30, 2020	December 31, 2019
Derivatives designated as hedging instruments:
Foreign exchange contracts	Other current assets	$1.0	$0.4	Other current liabilities	$2.1	$0.9
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current assets	1.3	7.6	Other current liabilities	1.1	8.6
Foreign exchange contracts	Other non-current assets	19.6	—	Other non-current liabilities	19.6	—
Total derivatives		$21.9	$8.0		$22.8	$9.5

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The following tables summarize the pre-tax effect of our derivative financial instruments on the condensed consolidated financial statements for the three and nine months ended September 30, 2020 and 2019:

	The Effect of Derivative Instruments in Cash Flow Hedging Relationships on the Condensed Consolidated Financial Statements
	Amount of Gain (Loss) Recognized in AOCI (Effective Portion)		Location of (Gain) Loss Reclassified from AOCI to Income	Amount of (Gain) Loss Reclassified from AOCI to Income (Effective Portion)
	Three Months Ended September 30,			Three Months Ended September 30,
(in millions)	2020	2019		2020	2019
Cash flow hedges:
Foreign exchange contracts	$(2.1)	$2.7	Cost of products sold	$1.3	$(0.7)

	The Effect of Derivative Instruments in Cash Flow Hedging Relationships on the Condensed Consolidated Financial Statements
	Amount of Gain (Loss) Recognized in AOCI (Effective Portion)		Location of (Gain) Loss Reclassified from AOCI to Income	Amount of (Gain) Loss Reclassified from AOCI to Income (Effective Portion)
	Nine Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2020	2019		2020	2019
Cash flow hedges:
Foreign exchange contracts	$0.3	$2.3	Cost of products sold	$(1.2)	$(3.6)

	The Effect of Derivatives Not Designated as Hedging Instruments on the Consolidated Statements of Income
	Location of (Gain) Loss Recognized in Income on Derivatives	Amount of (Gain) Loss Recognized in Income		Amount of (Gain) Loss Recognized in Income
		Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)		2020	2019	2020	2019
Foreign exchange contracts	Other expense (income), net	$2.8	$(0.2)	$(2.4)	$(0.7)

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

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

We have determined that our financial assets and liabilities described in "Note 13. Derivative Financial Instruments" are Level 2 in the fair value hierarchy. The following table sets forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2020 and December 31, 2019:

(in millions)	September 30, 2020	December 31, 2019
Assets:
Forward currency contracts	$21.9	$8.0
Liabilities:
Forward currency contracts	$22.8	$9.5

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

The fair values of cash and cash equivalents, notes payable to banks, accounts receivable and accounts payable approximate carrying amounts due principally to their short maturities. The carrying amount of total debt was $917.3 million and $816.0 million and the estimated fair value of total debt was $926.7 million and $831.4 million at September 30, 2020 and December 31, 2019, respectively. The fair values are determined from quoted market prices, where available, and from investment bankers using current interest rates considering credit ratings and the remaining time to maturity.

15. Accumulated Other Comprehensive Income (Loss)

AOCI is defined as net income (loss) and other changes in stockholders’ equity from transactions and other events from sources other than stockholders. The components of, and changes in, AOCI were as follows:

(in millions)	Derivative Financial Instruments	Foreign Currency Adjustments	Unrecognized Pension and Other Post-retirement Benefit Costs	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2019	$(0.2)	$(299.5)	$(206.0)	$(505.7)
Other comprehensive income (loss) before reclassifications, net of tax	0.3	(53.7)	0.9	(52.5)
Amounts reclassified from accumulated other comprehensive (loss) income, net of tax	(0.9)	—	4.9	4.0
Balance at September 30, 2020	$(0.8)	$(353.2)	$(200.2)	$(554.2)

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The reclassifications out of AOCI for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
(in millions)	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Location on Income Statement
Details about Accumulated Other Comprehensive Income (Loss) Components
Gain (loss) on cash flow hedges:
Foreign exchange contracts	$(1.3)	$0.7	$1.2	$3.6	Cost of products sold
Tax expense	0.5	(0.4)	(0.3)	(1.3)	Income tax expense
Net of tax	$(0.8)	$0.3	$0.9	$2.3
Defined benefit plan items:
Amortization of actuarial loss	$(2.0)	$(1.4)	$(5.7)	$(3.9)	(1)
Amortization of prior service cost	(0.2)	(0.2)	(0.5)	(0.4)	(1)
Total before tax	(2.2)	(1.6)	(6.2)	(4.3)
Tax benefit	0.6	0.5	1.3	0.9	Income tax expense
Net of tax	$(1.6)	$(1.1)	$(4.9)	$(3.4)

Total reclassifications for the period, net of tax	$(2.4)	$(0.8)	$(4.0)	$(1.1)

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

Service or Extended Maintenance Agreements ("EMAs"). As of December 31, 2019, there was $5.5 million of unearned revenue associated with outstanding EMAs, primarily reported in "Other current liabilities." During the three and nine months ended September 30, 2020, $0.7 million and $4.8 million of the unearned revenue was earned and recognized, respectively. As of September 30, 2020, the amount of unearned revenue from EMAs was $3.3 million. We expect to earn and recognize approximately $2.6 million of the unearned amount in the next 12 months and $0.7 million in periods beyond the next 12 months.

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The following tables present our net sales disaggregated by regional geography(1), based upon our reporting business segments and our net sales disaggregated by the timing of revenue recognition for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
United States	$203.5	$235.8	$562.5	$646.4
Canada	35.0	36.6	75.5	94.3
ACCO Brands North America	238.5	272.4	638.0	740.7

ACCO Brands EMEA(2)	136.4	133.1	352.2	407.9

Australia/N.Z.	31.7	37.1	83.6	100.7
Latin America	27.5	52.1	90.8	134.8
Asia-Pacific	10.0	11.0	30.5	34.2
ACCO Brands International	69.2	100.2	204.9	269.7
Net sales	$444.1	$505.7	$1,195.1	$1,418.3

(1) Net sales are attributed to geographic areas based on the location of the selling subsidiaries.
(2) ACCO Brands EMEA is comprised largely of Europe, but also includes export sales to the Middle East and Africa.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Product and services transferred at a point in time	$431.1	$489.8	$1,150.3	$1,370.4
Product and services transferred over time	13.0	15.9	44.8	47.9
Net sales	$444.1	$505.7	$1,195.1	$1,418.3

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

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Net sales by business segment for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
ACCO Brands North America	$238.5	$272.4	$638.0	$740.7
ACCO Brands EMEA	136.4	133.1	352.2	407.9
ACCO Brands International	69.2	100.2	204.9	269.7
Net sales	$444.1	$505.7	$1,195.1	$1,418.3

Operating income by business segment for the three and nine months ended September 30, 2020 and 2019 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
ACCO Brands North America	$22.9	$33.7	$67.9	$101.1
ACCO Brands EMEA	16.7	13.8	26.9	37.1
ACCO Brands International	3.7	10.8	5.2	20.5
Segment operating income	43.3	58.3	100.0	158.7
Corporate	(9.0)	(9.5)	(29.8)	(30.6)
Operating income(1)	34.3	48.8	70.2	128.1
Interest expense	10.2	11.5	28.7	33.6
Interest income	(0.2)	(0.7)	(0.8)	(2.9)
Non-operating pension income	(1.4)	(1.3)	(4.4)	(4.1)
Other expense (income), net	0.1	(0.9)	0.8	0.1
Income before income tax	$25.6	$40.2	$45.9	$101.4

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

Due to the uncertainties associated with the scope of the application of the Brazilian Supreme Court’s ruling, taking into account the Brazilian tax authority’s appeal and request for modulation, the Company has and will recognize income only for the amount of Tax Credits actually monetized, which will occur when Tilibra receives a cash flow benefit from applying the Tax Credits against various taxes payable in Brazil. The benefit of the Tax Credits realized by the Company has and will be recorded in the Consolidated Statements of Income in the line item "Other expense (income), net."

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

Foroni, in years prior to the acquisition, also filed legal actions in Brazil to recover these excess indirect tax payments; however, all of Foroni's claims are still pending a final decision. In the event any Tax Credits are recovered on behalf of Foroni, we are required under the quota purchase agreement to remit such recovery to the former owners of Foroni on a net income tax paid basis, and therefore will not recognize any benefit in the Consolidated Statements of Income.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three and nine months ended September 30, 2020 and 2019 should be read in conjunction with the unaudited condensed consolidated financial statements of ACCO Brands Corporation and the accompanying notes contained therein.

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

Overview of Performance

As used in this Quarterly Report on Form 10-Q, "COVID-19 impacts" include the operational, financial, and other effects on ACCO Brands, its customers and end users of its products, of school and business closures, work from home, remote and hybrid learning, government orders and manufacturing, distribution and supply chain and other disruptions resulting from COVID-19 and the actions ACCO Brands, its customers and end users have taken in response to the pandemic, including actions we have taken to manage our inventory and credit risk under the circumstances.

The COVID-19 impacts on our business have varied and continue to vary significantly by geographic region and country depending upon a range of factors, including how seriously the pandemic is affecting public health in the country and whether and to what degree businesses and schools are open, the general seasonality of our business in that country, the nature and level of government support, and the channel structure. During the third quarter, all segments were impacted by COVID-19, but EMEA experienced lower impacts and our International segment experienced, and continues to experience, the highest impacts, largely in Latin America due to the seriousness of the pandemic and the dependence of our Brazilian and Mexican businesses on the sale of school products. In North America, following good sell-in of back-to-school products in the second quarter, our third quarter sales were adversely affected by weaker sell through as many school districts chose to delay or not issue school purchase lists that normally drive back-to-school consumer demand.

Our third quarter net sales declined $61.6 million, or 12.2 percent primarily from COVID-19 impacts. Operating income declined 29.7 percent, primarily due to the lower sales, partially offset by company-wide cost reductions and government assistance in certain countries, generally in return for maintaining employment, pay and benefits. Foreign exchange had a minimal impact on sales as the Euro, British pound, and Australian dollar moved favorably, while Latin American currencies deteriorated. From a profit perspective, foreign exchange provided a $1 million benefit.

Operating cash inflow for the nine months ended September 30, 2020, was $21.8 million, compared with last year's operating cash inflow of $75.1 million. The $53.3 million year-over-year difference was due to lower net income and more cash used for working capital.

COVID-19 Impact

COVID-19 and the actions being taken by national, state and local governments, businesses, schools and others to address it (including work from home, quarantines, travel restrictions, business and school closure, remote learning, and cancellations of, and limitations on, public gatherings) have caused and continue to cause significant disruptions to normal business operations and have had, and are expected to continue to have, significant adverse impacts on our customers and end-users worldwide. Similarly, our business, sales, earnings, and results of operations have been and will continue to be materially adversely affected by these events, as well as the current and expected continued negative impact on the global economy and uncertainties regarding when the risks of the pandemic will subside and how geographies, distribution channels and consumer behaviors will evolve over time in response to the pandemic.

Health and Safety of Our People

Our top priority is the health and safety of our employees and we continue to follow all of the modified operating procedures we implemented earlier this year to address their safety. We will continue to modify our operations based on local conditions and consistent with government mandates regarding employee health and safety and make changes as appropriate.

During the third quarter, most of our office and administrative employees continued to work from home, but many employees outside North America, particularly in EMEA, began returning to work in our offices. We have implemented modifications to our normal office procedures similar to those used at our plants and distribution facilities to protect the health and safety of our employees returning to our office locations.

Facilities and Supply Chain

During the first quarter, COVID-19 impacted our Chinese supply chain and we experienced some out-of-stocks and lost sales, but we began to see improvement early in the second quarter and we had no significant supply chain issues in meeting our back-to-school orders in North America during the second or third quarter. During the third quarter, we continued manufacturing and shipping at reduced levels based on lower demand in our North America and International segments.

We currently believe the most significant facilities and supply chain issues are behind us, but there can be no assurance that there will not be future disruptions (including closures) or a reemergence of facilities and supply chain impacts as a result of COVID-19.

Cost Reductions

To begin to address the financial impact of the pandemic on our results of operations, we initially implemented temporary cost-cutting initiatives to better align our cost structure with the expected decline in 2020 sales. Effective July 1, 2020, we reinstated employee salaries, which had been reduced as one of the temporary measures taken in April and most employees have returned from temporary furloughs; however, we continued the postponement of most 2020 merit increases and suspension of matching contributions for the U.S. 40l(k) plan during the third quarter. Likewise, actions to reduce discretionary spending and delay hiring and non-essential capital spending remain in effect and we continue to manage the number of employees working in our manufacturing and distribution facilities based upon demand. Finally, we have turned our attention to more permanent structural changes that are necessary in light of the anticipated longer-term impacts of COVID-19 on our business. Our worldwide headcount is down approximately 700 people, or 10 percent, compared with year end 2019. These cost reduction actions, when combined with our normal productivity savings, reduced costs approximately $20 million for the third quarter. We continue to evaluate the impact of COVID-19 on our business and expect to make additional structural changes and take associated restructuring charges in future quarters.

Where we qualify, we have taken full advantage of government assistance available to employers in the countries outside the U.S. where we operate. Most of this assistance is designed to encourage and enable companies to sustain employment, including pay and working conditions of employees, by providing cash benefits to employers. In the third quarter, we received $3.5 million in government assistance to offset the payroll and other costs of retaining our employees. This assistance was accounted for on a cash-received basis and, therefore, our third quarter includes government assistance we qualified for based on our second quarter results. As the pandemic appears to be abating in some regions, these government assistance programs are being reduced or eliminated and there can be no assurance that government assistance programs will continue or that we will continue to meet the performance criteria to obtain benefits.

There can be no assurance that these cost-savings measures, and any additional cost-savings measures we may implement in the future, will be sufficient to offset the current and future adverse financial impacts of COVID-19 on our business, results of operation or financial condition.

Liquidity, Capital Resources and Other Assets

We are in a strong financial position with $85.8 million cash on hand and $465.5 million available for borrowings under our $600 million committed revolving credit facility as of the end of the third quarter. During the second quarter of 2020, we amended our bank debt maintenance covenant increasing the maximum consolidated leverage ratio from 3.75x to 4.75x, stepping back down to 3.75x for the first quarter ending after June 30, 2021. This provides us with additional financial flexibility to cover the anticipated financial impact of COVID-19 should we need it. As of September 30, 2020, our consolidated leverage ratio was 3.45x. We have no debt maturities before May 2024.

Early in 2020, we announced that we do not intend to repurchase additional shares of our common stock during 2020. Our long-term strategy remains to deploy cash to fund dividends, reduce debt, make acquisitions and repurchase stock.

We are monitoring our working capital, including accounts receivable and inventory. We have and are continuing to experience an increased level of late payments and potential bad debts in certain geographies as our customers deal with the COVID-19 impacts on their businesses. Our bad debt expense was $2.6 million higher in the current quarter than in the third quarter of 2019 and $6.3 million higher on a year-to-date basis than the prior year. We are actively managing our receivables and have restricted and will continue to restrict our own sales if necessary to mitigate our risk. In addition, the drop in demand has increased the need to make additional provisions for slow moving inventory. In the third quarter, we had a $5.7 million charge for inventory provisions, $0.5 million higher than the third quarter of 2019 and $4.8 million higher on a year-to-date basis than the prior year. We anticipate that these trends for increased bad debt and inventory provisions will continue.

We continue to monitor the significant global impact and uncertainty as a result of COVID-19 to assess the outlook for demand for our products and the effect on our business and our overall financial performance. Although the full impact of COVID-19 on demand remains uncertain, with impact varying significantly by geographic region, we remain committed to taking the actions necessary to protect our long-term financial performance expectations and position the Company for long-term growth. We expect the macroeconomic environment will recover in the medium to long-term. Given our financial strength, we currently expect to be able to maintain adequate liquidity as we manage through the current environment.

Outlook

For the fourth quarter, we expect the business impacts from COVID-19 will continue to vary significantly by geographic region and country depending upon a range of factors, including how seriously the pandemic is affecting public health in the country and whether and to what degree businesses and schools are open, the general seasonality of our business in that country, the nature and level of government support, and the channel structure. By way of example, our New Zealand and Asia businesses are currently experiencing a lower impact from the pandemic. However, many parts of Europe are currently experiencing a second wave. Likewise, we expect our Latin American businesses to continue to be significantly and adversely impacted by COVID-19 during the fourth quarter and the early part of 2021.

While the level of overall orders improved across all of our segments during the third quarter versus the second quarter, there can be no assurance that this will continue, or that orders will not decline in the future. We have limited visibility for the fourth quarter and even less into 2021, but we expect overall demand to continue to be down relative to 2019, especially for commercial products and for back-to-school products in Brazil. For North America, commercial products represent a larger share of sales mix, and EMEA has historically also seen very strong commercial sales in the fourth quarter. There is great uncertainty as to how the recent increases in COVID-19 cases will impact potential sales outcomes for the balance of 2020 and beyond.

We expect that the pandemic will continue to materially and adversely affect our business, sales, and results of operations for some time, but we cannot reasonably estimate its financial impact beyond the fourth quarter at this time. We are also uncertain as to the magnitude of the longer-term impact on our results of operations, financial condition, liquidity, customers, consumers, suppliers, industry and employees. Even after the pandemic has subsided, we may experience materially adverse impacts on our business due to any resulting economic recession or depression, a change in the competitive landscape or changes in the behavior of customers, consumers and other end users.

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

Foreign Exchange Rates

The quarterly and year-to-date average foreign exchange rates for the currencies in most of our major markets have declined relative to the U.S. dollar from the prior-year-to-date period, although many currencies strengthened versus the U.S. dollar during the third quarter as detailed below:

	2020 3rd QTR Average Versus 2019 3rd QTR Average	2020 YTD Average Versus 2019 YTD Average
Currency	Increase/(Decline)	Increase/(Decline)
Euro	5%	—%
Brazilian real	(26)%	(23)%
Australian dollar	4%	(3)%
Canadian dollar	(1)%	(2)%
Mexican peso	(12)%	(11)%
Swedish krona	8%	—%
British pound	5%	—%
Japanese yen	1%	1%

Consolidated Results of Operations for the Three and Nine Months Ended September 30, 2020 and 2019

	Three Months Ended September 30,		Amount of Change			Nine Months Ended September 30,		Amount of Change
(in millions, except per share data)	2020	2019	$	%/pts		2020	2019	$	%/pts
Net sales	$444.1	$505.7	$(61.6)	(12.2)%		$1,195.1	$1,418.3	$(223.2)	(15.7)%
Cost of products sold	317.0	349.8	(32.8)	(9.4)%		845.8	970.8	(125.0)	(12.9)%
Gross profit	127.1	155.9	(28.8)	(18.5)%		349.3	447.5	(98.2)	(21.9)%
Gross profit margin	28.6%	30.8%		(2.2)	pts	29.2%	31.6%		(2.4)	pts
Selling, general and administrative expenses	84.4	96.4	(12.0)	(12.4)%		247.7	287.8	(40.1)	(13.9)%
SG&A % to net sales	19.0%	19.1%		(0.1)	pts	20.7%	20.3%		0.4	pts
Amortization of intangibles	7.9	8.6	(0.7)	(8.1)%		24.1	26.8	(2.7)	(10.1)%
Restructuring charges	0.5	2.1	(1.6)	(76.2)%		7.3	4.8	2.5	52.1%
Operating income	34.3	48.8	(14.5)	(29.7)%		70.2	128.1	(57.9)	(45.2)%
Operating income margin	7.7%	9.6%		(1.9)	pts	5.9%	9.0%		(3.1)	pts
Interest expense	10.2	11.5	(1.3)	(11.3)%		28.7	33.6	(4.9)	(14.6)%
Interest income	(0.2)	(0.7)	(0.5)	(71.4)%		(0.8)	(2.9)	(2.1)	(72.4)%
Non-operating pension income	(1.4)	(1.3)	0.1	7.7%		(4.4)	(4.1)	0.3	7.3%
Other expense (income), net	0.1	(0.9)	1.0	NM		0.8	0.1	0.7	NM
Income before income tax	25.6	40.2	(14.6)	(36.3)%		45.9	101.4	(55.5)	(54.7)%
Income tax expense	6.8	12.2	(5.4)	(44.3)%		13.7	38.1	(24.4)	(64.0)%
Effective tax rate	26.6%	30.3%		(3.7)	pts	29.8%	37.6%		(7.8)	pts
Net income	18.8	28.0	(9.2)	(32.9)%		32.2	63.3	(31.1)	(49.1)%
Weighted average number of diluted shares outstanding:	95.6	98.9	(3.3)	(3.3)%		96.2	101.9	(5.7)	(5.6)%
Diluted income per share	$0.20	$0.28	$(0.08)	(28.6)%		$0.34	$0.62	$(0.28)	(45.2)%
Comparable net sales	$443.6	$505.7	$(62.1)	(12.3)%		$1,196.5	$1,418.3	$(221.8)	(15.6)%

Net Sales

For the three months ended September 30, 2020, net sales decreased primarily due to the COVID-19 impacts. While these impacts were overall less severe than in the second quarter, our International segment experienced the most significant impact. The impact in our North America segment was more modest and even smaller in our EMEA segment. Adverse foreign exchange contributed $0.5 million, or 0.1 percent, to the decline. Net sales benefited from the Foroni Acquisition with the additional one month contributing $1.0 million to net sales. Back-to-school sales in North America and Mexico declined because of low replenishment orders. Our commercial office product sales continued to exhibit the largest decline from COVID-19 impacts, partially offset by growth in Kensington® computer accessories, TruSens® air purifiers, Leitz® shredders, and Derwent® art supplies.

For the nine months ended September 30, 2020, net sales decreased primarily due to lower demand resulting from COVID-19 impacts in all three segments. Adverse foreign exchange was $18.1 million, or 1.3 percent. Net sales benefited from the Foroni Acquisition with the additional seven months contributing $16.7 million.

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

For the three months ended September 30, 2020, foreign exchange reduced cost of products sold $0.8 million, or 0.2 percent, and the Foroni Acquisition added $1.0 million, or 0.3 percent. Excluding Foroni and foreign exchange, cost of products sold decreased primarily due to lower comparable net sales. Additional factors included cost reductions, partially offset by lower fixed cost absorption. We received $1.5 million in government assistance, primarily provided in return for maintaining employment and wages.

For the nine months ended September 30, 2020, foreign exchange reduced cost of products sold $13.6 million, or 1.4 percent, and the Foroni Acquisition added $15.7 million, or 1.6 percent. Excluding Foroni and foreign exchange, cost of products sold decreased, primarily due to lower comparable sales. Additional factors included cost reductions, partially offset by lower fixed cost absorption, and $4.8 million of additional reserves for slow moving and obsolete inventory. We received $3.0 million in government assistance, primarily provided in return for maintaining employment and wages.

Gross Profit

We believe that gross profit and gross profit margin provide enhanced shareholder understanding of our underlying operating profit drivers.

For the three months ended September 30, 2020, foreign exchange increased gross profit $0.3 million, or 0.2 percent. Excluding foreign exchange, gross profit decreased primarily due to lower comparable sales.

For the three months ended September 30, 2020, gross profit as a percent of net sales decreased 220 basis points. Gross profit margin declined in the North America and International segments primarily due to an unfavorable customer and product mix, and lower fixed cost absorption.

For the nine months ended September 30, 2020, foreign exchange reduced gross profit $4.5 million, or 1.0 percent, and the Foroni Acquisition added $1.0 million, or 0.2 percent. Excluding Foroni and foreign exchange, gross profit decreased primarily due to lower comparable sales.

For the nine months ended September 30, 2020, gross profit as a percent of net sales decreased 240 basis points. Gross profit margin declined in all segments, primarily due to an unfavorable customer and product mix, lower fixed cost absorption, and higher charges for slow moving and obsolete inventory.

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

For the three months ended September 30, 2020, foreign exchange reduced SG&A $0.7 million, or 0.7 percent, and the Foroni Acquisition added $0.3 million, or 0.3 percent. The current year includes $0.1 million of integration costs related to the Foroni Acquisition. Excluding Foroni, integration costs, and foreign exchange, SG&A declined due to cost reductions, partially offset by an accrual for pay restitutions to our employees and $2.6 million of increased bad debt expense. SG&A benefited from $2.0 million in government assistance, primarily provided in return for maintaining employment and wages.

For the three months ended September 30, 2020, SG&A as a percentage of net sales increased, primarily due to lower net sales, partially offset by lower SG&A expense.

For the nine months ended September 30, 2020, foreign exchange reduced SG&A $5.0 million, or 1.7 percent, and the Foroni Acquisition added $3.2 million, or 1.1 percent. The current-year period includes $0.8 million of integration and transaction costs related to the Foroni Acquisition. The prior-year period included $1.9 million in integration costs related to prior acquisitions. Excluding Foroni, integration and transaction costs, and foreign exchange, SG&A declined due to cost reductions, partially offset by $6.3 million of increased bad debt expense. SG&A benefited from $4.5 million in government assistance, primarily provided in return for maintaining employment and wages.

For the nine months ended September 30, 2020, SG&A as a percentage of net sales increased, primarily due to lower net sales.

Restructuring Charges

For the three months ended September 30, 2020, restructuring charges were $0.5 million for severance expense in North America and International.

For the nine months ended September 30, 2020, restructuring charges were $7.3 million. Costs associated with severance expense in North America were $5.0 million. The remainder of the severance charges were in Mexico, Brazil, EMEA and Australia. The prior-year charges related to severance costs associated with changes in the operating structure of our North America and International segments.

Operating Income

For the three months ended September 30, 2020, operating income decreased, primarily due to lower net sales from COVID-19 impacts, which were partially offset by cost reductions. Foreign exchange benefited operating income $1.0 million, or 2.0 percent. Foroni contributed a loss of $1.5 million.

For the nine months ended September 30, 2020, operating income decreased, primarily due to lower net sales from COVID-19 impacts, which were partially offset by cost reductions. Foreign exchange benefited operating income $1.0 million, or 0.8 percent. Foroni contributed a loss of $3.9 million.

Interest Expense and Income

For both the three and nine months ended September 30, 2020, the decrease in interest expense was primarily due to lower average debt outstanding and lower interest rates on our variable rate debt. The decrease in interest income was primarily due to lower cash balances being held in Brazil.

Income Tax Expense

For the three months ended September 30, 2020, the decrease in the effective tax rate in 2020 was primarily driven by an accrual made in the prior year of $1.6 million of Brazilian income taxes on a contingent gain.

For the nine months ended September 30, 2020, the decrease in effective tax rate for the period was primarily due to an increase in reserves for uncertain tax positions in the prior year, Brazilian income taxes accrued on a contingent gain and a decrease in non-deductible interest in the current year.

For the nine months ended September 30, 2019, the high effective tax rate for the prior-year period was primarily due to the Company increasing its reserves for uncertain tax positions in connection with the Brazil Tax Assessments (see Brazil Tax Assessments below) in the amount of $5.6 million, the accrual of the previously mentioned $1.6 million of Brazilian income taxes on a contingent gain, and the recording of deferred state taxes on unremitted non-U.S. earnings in the amount of $0.8 million and other reserves related to various tax contingencies.

See "Note 11. Income Taxes - Brazil Tax Assessments" to the condensed consolidated financial statements contained in Item 1. of this report for additional details on the Brazil Tax Assessments.

Net Income/Diluted Income per Share

For the three months ended September 30, 2020, net income decreased primarily due to lower operating income. Foreign exchange increased net income $0.9 million, or 3.2 percent. Diluted income per share benefited from fewer outstanding shares.

For the nine months ended September 30, 2019, net income decreased primarily due to lower operating income. Foreign exchange increased net income $0.9 million, or 1.4 percent. Diluted income per share benefited from fewer outstanding shares.

Segment Net Sales and Operating Income for the Three and Nine Months Ended September 30, 2020 and 2019

ACCO Brands North America

	Three Months Ended September 30,		Amount of Change			Nine Months Ended September 30,		Amount of Change
(in millions)	2020	2019	$	%/pts		2020	2019	$	%/pts
Net sales	$238.5	$272.4	$(33.9)	(12.4)%		$638.0	$740.7	$(102.7)	(13.9)%
Segment operating income(1)	22.9	33.7	(10.8)	(32.0)%		67.9	101.1	(33.2)	(32.8)%
Segment operating income margin	9.6%	12.4%		(2.8)	pts	10.6%	13.6%		(3.0)	pts
Comparable net sales	$239.0	$272.4	$(33.4)	(12.2)%		$639.3	$740.7	$(101.4)	(13.7)%
(1) Segment operating income excludes corporate costs. See "Part I, Item 1. Note 17. Information on Business Segments," for a reconciliation of total "Segment operating income" to "Income before income tax."

For the three months ended September 30, 2020, net sales decreased primarily from lower demand due to COVID-19 impacts. The segment saw very strong growth in sales of Kensington® computer accessories, which included its largest ever single contract shipment, more than doubling its sales in the quarter from last year. Sales of TruSens® air purifiers and Derwent® art supplies also posted good growth. This was offset by a weak back-to-school sell-out as approximately 70 percent of students were partly or fully learning remotely, which caused customers and consumers to reduce purchases. We expect an elongated back-to-school season that will extend into the fourth quarter, as retailers continue to sell through a larger-than-normal inventory overhang. Excluding the growth in computer accessories, we continue to experience more significant sales reductions with our commercial and office superstore customers, and we expect this trend to continue. Sales to these customers collectively were down approximately 30 percent compared with the prior year while our sales to mass/retail/e-tail customers, which are heavily weighted to back to school, were only down approximately 11 percent relative to the prior year. Unfavorable foreign exchange reduced net sales $0.5 million, or 0.2 percent.

For the nine months ended September 30, 2020, net sales decreased primarily from lower demand due to COVID-19 impacts. The segment saw very good growth in Kensington® and TruSens® branded products. Back-to-school sales for the second and third quarters combined were approximately 5 percent below 2019 primarily due to a reduction in the total back-to-school market. In addition, we reduced both our sales of private label products and sales to certain retailers. We have experienced the more severe COVID-19 impacts in our commercial product lines while sales to mass/retail/e-tail customers remained flat. Unfavorable foreign exchange reduced net sales $1.3 million, or 0.2 percent.

For the three months ended September 30, 2020, operating income and operating margin decreased primarily due to lower sales related to COVID-19 impacts and unfavorable customer and product mix. Partially offsetting these factors were cost reductions and $0.4 million in Canadian government assistance, primarily provided in return for maintaining employment and wages.

For the nine months ended September 30, 2020, operating income and operating margin decreased primarily due to lower sales related to COVID-19 impacts, unfavorable customer and product mix, lower fixed cost absorption and increased reserves for slow moving and obsolete inventory. Restructuring charges were $5.3 million versus $1.5 million in the prior year. Partially offsetting these factors were cost reductions, and $1.6 million in Canadian government assistance, primarily provided in return for maintaining employment and wages.

ACCO Brands EMEA

	Three Months Ended September 30,		Amount of Change			Nine Months Ended September 30,		Amount of Change
(in millions)	2020	2019	$	%/pts		2020	2019	$	%/pts
Net sales	$136.4	$133.1	$3.3	2.5%		$352.2	$407.9	$(55.7)	(13.7)%
Segment operating income(1)	16.7	13.8	$2.9	21.0%		26.9	37.1	$(10.2)	(27.5)%
Segment operating income margin	12.2%	10.4%		1.8	pts	7.6%	9.1%		(1.5)	pts
Comparable net sales	$130.3	$133.1	$(2.8)	(2.1)%		$352.5	$407.9	$(55.4)	(13.6)%

For the three months ended September 30, 2020, net sales increased due to favorable foreign exchange of $6.1 million, or 4.6 percent. Comparable sales declined 2.1 percent primarily from lower demand related to COVID-19 impacts. These impacts were largely offset by growth in sales of Leitz® personal shredders, TruSens® air purifiers, DIY tools, and computer accessories. EMEA experienced a much stronger level of demand in the third quarter compared with the second quarter as many COVID-19 restrictions were lifted and commercial businesses and consumers were less adversely impacted. Given the recent resurgence of the COVID-19 pandemic throughout Europe, there can be no assurance this demand will continue in the fourth quarter.

For the nine months ended September 30, 2020, net sales and comparable sales decreased primarily from lower demand due to COVID-19 impacts. Unfavorable foreign exchange reduced net sales $0.3 million, or 0.1 percent.

For the three months ended September 30, 2020, operating income and margin improved primarily from a higher gross margin (50 basis points) and lower SG&A costs (100 basis points), as well as $0.3 million of lower restructuring charges. EMEA received $1.2 million in governments' assistance, primarily provided in return for maintaining employment and wages. Foreign exchange increased operating income $0.7 million, or 5.1 percent.

For the nine months ended September 30, 2020, operating income and operating margin declined primarily due to lower sales from COVID-19 impacts, lower fixed cost absorption, and higher bad debt expense. Partially offsetting these factors were cost reductions and $2.7 million in governments' assistance, primarily provided in return for maintaining employment and wages. Foreign exchange increased operating income $0.6 million, or 1.6 percent.

ACCO Brands International

	Three Months Ended September 30,		Amount of Change			Nine Months Ended September 30,		Amount of Change
(in millions)	2020	2019	$	%/pts		2020	2019	$	%/pts
Net sales	$69.2	$100.2	$(31.0)	(30.9)%		$204.9	$269.7	$(64.8)	(24.0)%
Segment operating income(1)	3.7	10.8	$(7.1)	(65.7)%		5.2	20.5	$(15.3)	(74.6)%
Segment operating income margin	5.3%	10.8%		(5.5)	pts	2.5%	7.6%		(5.1)	pts
Comparable net sales	$74.3	$100.2	$(25.9)	(25.8)%		$204.7	$269.7	$(65.0)	(24.1)%

For the three months ended September 30, 2020, net sales decreased primarily as a result of lower demand due to COVID-19 impacts, which were felt in all markets, but most severely in Mexico, Brazil, and Chile (representing 70 percent of the segment decline). Outside of Latin America, the largest impact on demand was from the lockdown in the state of Victoria, Australia. Net sales benefited from the Foroni Acquisition with the additional one month contributing $1.0 million to net sales. Unfavorable foreign exchange was $6.1 million, or 6.1 percent. Excluding Foroni and foreign exchange, comparable sales decreased $25.9 million, or 25.8 percent, primarily due to lower demand from COVID-19 impacts.

For the nine months ended September 30, 2020, net sales and comparable sales decreased primarily as a result of lower demand related to COVID-19 impacts. Net sales benefited from the Foroni Acquisition with the additional seven months contributing $16.7 million, or 6.2 percent, which was largely offset by unfavorable foreign exchange of $16.5 million, or 6.1 percent.

For the three months ended September 30, 2020, foreign exchange increased operating income $0.3 million, or 2.8 percent. Operating income included a $1.5 million loss from Foroni. Excluding Foroni and foreign exchange, the decrease in operating income was primarily driven by lower sales, adverse customer and product mix, higher bad debt expense, and lower fixed cost absorption. Partially offsetting these factors were cost reductions and $1.9 million in government assistance, primarily provided in return for maintaining employment and wages. Restructuring charges in the quarter were $0.3 million versus $0.1 million in the prior year.

For the nine months ended September 30, 2020, foreign exchange increased operating income $0.6 million, or 2.9 percent. Foroni contributed a loss of $3.9 million. Excluding Foroni and foreign exchange, operating income decreased primarily from lower sales, lower fixed cost absorption and higher bad debt expense. Partially offsetting these factors were cost reductions and $3.2 million in government assistance, primarily provided in return for maintaining employment and wages. Restructuring charges were $1.5 million versus $1.2 million in the prior year.

Supplemental Non-GAAP Financial Measure

To supplement our condensed consolidated financial statements presented in accordance with generally accepted accounting principles in the U.S. ("GAAP"), we provide investors with certain non-GAAP financial measures, including comparable net sales. Comparable net sales represent net sales excluding the impact of acquisitions and with current-period foreign operation sales translated at prior-year currency rates. We sometimes refer to comparable net sales as comparable sales.

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

The following tables provide a reconciliation of GAAP net sales change as reported to non-GAAP comparable net sales change:

	Comparable Net Sales - Three Months Ended September 30, 2020
		Non-GAAP
	GAAP	Currency		Comparable
(in millions)	Net Sales	Translation	Acquisition	Net Sales
ACCO Brands North America	$238.5	$(0.5)	$—	$239.0
ACCO Brands EMEA	136.4	6.1	—	130.3
ACCO Brands International	69.2	(6.1)	1.0	74.3
Total	$444.1	$(0.5)	$1.0	$443.6

	Amount of Change - Three Months Ended September 30, 2020 compared to the Three Months Ended September 30, 2019
	$ Change - Net Sales
		Non-GAAP
	GAAP			Comparable
	Net Sales	Currency		Net Sales
(in millions)	Change	Translation	Acquisition	Change
ACCO Brands North America	$(33.9)	$(0.5)	$—	$(33.4)
ACCO Brands EMEA	3.3	6.1	—	(2.8)
ACCO Brands International	(31.0)	(6.1)	1.0	(25.9)
Total	$(61.6)	$(0.5)	$1.0	$(62.1)

	% Change - Net Sales
		Non-GAAP
	GAAP			Comparable
	Net Sales	Currency		Net Sales
	Change	Translation	Acquisition	Change
ACCO Brands North America	(12.4)%	(0.2)%	—%	(12.2)%
ACCO Brands EMEA	2.5%	4.6%	—%	(2.1)%
ACCO Brands International	(30.9)%	(6.1)%	1.0%	(25.8)%
Total	(12.2)%	(0.1)%	0.2%	(12.3)%

	Comparable Net Sales - Nine Months Ended September 30, 2020
		Non-GAAP
	GAAP	Currency		Comparable
(in millions)	Net Sales	Translation	Acquisition	Net Sales
ACCO Brands North America	$638.0	$(1.3)	$—	$639.3
ACCO Brands EMEA	352.2	(0.3)	—	352.5
ACCO Brands International	204.9	(16.5)	16.7	204.7
Total	$1,195.1	$(18.1)	$16.7	$1,196.5

	Amount of Change - Nine Months Ended September 30, 2020 compared to the Nine Months Ended September 30, 2019
	$ Change - Net Sales
		Non-GAAP
	GAAP			Comparable
	Net Sales	Currency		Net Sales
(in millions)	Change	Translation	Acquisition	Change
ACCO Brands North America	$(102.7)	$(1.3)	$—	$(101.4)
ACCO Brands EMEA	(55.7)	(0.3)	—	(55.4)
ACCO Brands International	(64.8)	(16.5)	16.7	(65.0)
Total	$(223.2)	$(18.1)	$16.7	$(221.8)

	% Change - Net Sales
		Non-GAAP
	GAAP			Comparable
	Net Sales	Currency		Net Sales
	Change	Translation	Acquisition	Change
ACCO Brands North America	(13.9)%	(0.2)%	—%	(13.7)%
ACCO Brands EMEA	(13.7)%	(0.1)%	—%	(13.6)%
ACCO Brands International	(24.0)%	(6.1)%	6.2%	(24.1)%
Total	(15.7)%	(1.3)%	1.2%	(15.6)%

Liquidity and Capital Resources

Our primary liquidity needs are to service indebtedness, fund capital expenditures, fund our acquisition strategy and support working capital requirements. Our principal sources of liquidity are cash flows from operating activities, cash and cash equivalents held and seasonal borrowings under our $600 million multi-currency revolving credit facility (the "Revolving Facility"). As of September 30, 2020, there was $123.7 million in borrowings outstanding under the Revolving Facility ($5.2 million reported in "Current portion of long-term debt" and $118.5 million reported in "Long-term debt, net") and the amount available for borrowings was $465.5 million (allowing for $10.8 million of letters of credit outstanding on that date). We maintain adequate financing arrangements at market rates.

We are in a strong financial position with $85.8 million cash on hand and $465.5 million available for borrowings under our Revolving Facility as of the end of the third quarter of 2020. During the second quarter, we amended our bank debt maintenance covenant increasing the maximum consolidated leverage ratio from 3.75x to 4.75x, stepping back down to 3.75x for the first quarter ending after June 30, 2021. This will provide us additional financial flexibility to cover the anticipated financial impact of COVID-19 should we need it. As of September 30, 2020, our consolidated leverage ratio was 3.45x. We have no debt maturities before May 2024.

Early in 2020, we announced that we do not intend to repurchase additional shares of our common stock during 2020. Our long-term strategy remains to deploy cash to fund dividends, reduce debt, make acquisitions and repurchase stock.

We are monitoring our working capital, including accounts receivable and inventory. We have and are continuing to experience an increased level of late payments and potential bad debts in certain geographies as our customers deal with the COVID-19 impacts on their businesses. Our bad debt expense was $2.6 million higher in the current quarter than in the third quarter of 2019 and $6.3 million higher on a year-to-date basis than the prior year. We are actively managing our receivables and have restricted and will continue to restrict our own sales if necessary to mitigate our risk. In addition, the drop in demand has increased the need to make additional provisions for slow moving inventory. In the third quarter, we had a $5.7 million charge for inventory provisions, $0.5 million higher than the third quarter of 2019 and $4.8 million higher on a year-to-date basis than the prior year. We anticipate that these trends for increased bad debt and inventory provisions will continue.

The $536.5 million of debt currently outstanding under our senior secured credit facilities has a weighted average interest rate of 2.41 percent as of September 30, 2020, and the $375.0 million outstanding principal amount of our senior unsecured notes (the "Senior Unsecured Notes") has a fixed interest rate of 5.25 percent.

Consolidated cash and cash equivalents were $85.8 million as of September 30, 2020, approximately $23 million of which was held in Brazil. Our Brazilian businesses is highly seasonal due to the timing of the back-to-school season, which coincides with the calendar year-end in the fourth quarter. Due to various tax laws, it is costly to make frequent cash transfers in and out of Brazil; therefore, our normal practice is to hold seasonal cash requirements in Brazil, and invest it in short-term Brazilian government securities.

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

During the three and nine months ended September 30, 2020, the Company recorded $0.5 million and $7.3 million, respectively, in restructuring expenses primarily related to costs associated with cost reduction programs initiated during the second quarter of 2020, representing expected severance costs in North America. Additional severance charges were also taken in Mexico, Brazil, EMEA and Australia. For additional details, see "Note 10. Restructuring" to the condensed consolidated financial statements contained in "Part I, Item 1. Financial Information" of this Quarterly Report on Form 10-Q.

In addition, during the three and nine months ended September 30, 2020, the Company recorded an aggregate $0.1 million and $0.8 million, respectively, in non-restructuring integration expenses related to the integration of Foroni with ACCO Brands' operations in Brazil.

Cash Flow for the Nine Months Ended September 30, 2020 and 2019

Cash Flow from Operating Activities

Cash provided by operating activities during the nine months ended September 30, 2020 was $21.8 million, a reduction of $53.3 million compared to cash provided by operating activities of $75.1 million during the nine months ended September 30, 2019. The reduction of $53.3 million included reduced net income of $31.1 million, an $18.2 million of additional cash used for paying accrued expenses, including income taxes, and an increase in cash used for working capital requirements of $3.5 million.

The table below shows our cash flow used or provided by accounts receivable, inventories and accounts payable for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended		Amount of Change
(in millions)	September 30, 2020	September 30, 2019
Accounts receivable	$78.7	$54.0	$24.7
Inventories	(28.4)	34.8	(63.2)
Accounts payable	(67.1)	(102.1)	35.0
Cash flow used by net working capital	$(16.8)	$(13.3)	$(3.5)

•Accounts receivable was a source of cash of $78.7 million during the nine months ended September 30, 2020, a favorable change of $24.7 million compared to a source of cash of $54.0 million during the first nine months ended September 30, 2019. The $24.7 million improvement included an increase in cash collections in early 2020, compared to early 2019, due to a receivable balance at the end of 2019 that was $25.3 million higher than 2018.
•Inventories was a use of cash of $28.4 million during the nine months ended September 30, 2020, an unfavorable change of $63.2 million when compared with the $34.8 million cash provided during the nine months ended September 30, 2019. The use of cash for inventory was higher during the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, as a result of the Company acquiring less inventory during the first nine months of 2019. This was due to the Company acquiring inventory during the fourth quarter of 2018 that would normally be acquired during 2019 in order to secure supply and to partially reduce anticipated inflation and import tariffs that went into effect during 2019.
•Accounts payable was a use of cash of $67.1 million during the nine months ended September 30, 2020, a favorable change of $35.0 million when compared to a use of cash of $102.1 million during the nine months ended September 30, 2019. The use of cash for accounts payable was higher during the nine months ended September 30, 2019 as a result of the Company paying for the additional inventory that was acquired during the fourth quarter of 2018.

Cash Flow from Investing Activities

Cash used by investing activities was $11.2 million and $69.1 million for the nine months ended September 30, 2020 and 2019, respectively. Cash used for capital expenditures was down $10.1 million primarily due to the completion of certain IT projects completed during 2020. Cash used for acquisitions was $47.3 million in 2019 which included the Foroni acquisition for $42.1 million and the acquisition of certain assets of the Cumberland brand in Australia for $5.2 million.

Cash Flow from Financing Activities

Cash provided by financing activities was $48.6 million for the nine months ended September 30, 2020, an increase of $82.7 million, compared with cash used of $34.1 million by financing activities during the first nine months of the prior year. The increase of $82.7 million primarily relates to a reduction of cash used for share repurchases of $37.9 million and an increase in cash provided by our incremental net borrowings of $42.3 million during the first nine months of 2020, compared to the prior year’s first nine months.

Credit Facilities and Notes Covenants

As of and for the periods ended September 30, 2020 and December 31, 2019, the Company was in compliance with all applicable loan covenants.

Guarantees and Security

Generally, obligations under the Credit Agreement are guaranteed by certain of the Company’s existing and future subsidiaries, and are secured by substantially all of the Company’s and certain guarantor subsidiaries’ assets, subject to certain exclusions and limitations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk" of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. There have been no material changes to Foreign Exchange Risk Management or Interest Rate Risk Management in the quarter ended September 30, 2020 or through the date of this report.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision of the Chief Executive Officer and the Chief Financial Officer, and with the participation of our Disclosure Committee, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2020.

(b) Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed "Part I, Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2019, except as updated under "Part II, Item 1A. Risk Factors" in our Quarterly Report on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not applicable.

(b) Not applicable.

(c) Common Stock Purchases

The following table provides information about our purchases of equity securities during the quarter ended September 30, 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
July 1, 2020 to July 31, 2020	—	$—	—	$125,045,248
August 1, 2020 to August 31, 2020	—	—	—	125,045,248
September 1, 2020 to September 30, 2020	—	—	—	125,045,248
Total	—	$—	—	$125,045,248

(1) On February 14, 2018, the Company announced that its Board of Directors had approved an authorization to repurchase up to $100 million in shares of its common stock. On August 7, 2019, the Company announced that its Board of Directors had approved an authorization to repurchase up to an additional $100 million in shares of its common stock. Early in 2020, we announced that we do not intend to repurchase additional shares of our common stock during 2020.

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
James M. Dudek, Jr.
Senior Vice President, Corporate Controller and Chief Accounting Officer (principal accounting officer)
Date: October 28, 2020