Form 10-K
period 2020-12-31
ACCO BRANDS Corp
filed 2021-02-26
CIK 712034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☑

As of June 30, 2020, the aggregate market value of the shares of Common Stock held by non-affiliates of the registrant was approximately $647.9 million. As of February 16, 2021, the registrant had outstanding 95,030,156 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be issued in connection with registrant’s annual stockholders' meeting expected to be held on May 19, 2021 are incorporated by reference into Part III of this report.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Annual Report on Form 10-K other than statements of historical fact, particularly those anticipating future financial performance, business prospects, growth, operating strategies and similar matters, including without limitation, statements concerning the impacts of the COVID-19 pandemic on the Company's business, operations, results of operations, liquidity and financial condition, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the beliefs and assumptions of management based on information available to us at the time such statements are made. These statements, which are generally identifiable by the use of the words "will," "believe," "expect," "intend," "anticipate," "estimate," "forecast," "project," "plan," and similar expressions, are subject to certain risks and uncertainties, are made as of the date hereof, and we undertake no duty or obligation to update them. Because actual results may differ materially from those suggested or implied by such forward-looking statements, you should not place undue reliance on them when deciding whether to buy, sell or hold the Company's securities.

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

Some of the factors that could affect our results or cause plans, actions and results to differ materially from current expectations are detailed in "Part I, Item 1. Business" and "Part I, Item 1A. Risk Factors" and the discussion under the heading "COVID-19 Impact" as well as the financial statement line item discussions set forth in "Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" of this Annual Report on Form 10-K and from time to time in our other Securities and Exchange Commission (the "SEC") filings.

Website Access to Securities and Exchange Commission Reports

The Company’s Internet website can be found at www.accobrands.com. The information contained on or connected to our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this or any other report we file with the SEC. The Company makes available free of charge on or through its website its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as practicable after the Company files them with, or furnishes them to, the SEC. We also make available the following documents on our Internet website: the Audit Committee Charter; the Compensation and Human Capital Committee Charter; the Corporate Governance and Nominating Committee Charter; the Finance and Planning Committee Charter; the Executive Committee Charter; our Corporate Governance Principles; and our Code of Conduct. The Company’s Code of Conduct applies to all of our directors, officers (including the Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer) and employees. You may obtain a copy of any of the foregoing documents, free of charge, if you submit a written request to ACCO Brands Corporation, Four Corporate Drive, Lake Zurich, IL 60047, Attn: Investor Relations.

PART I
ITEM 1. BUSINESS

As used in this Annual Report on Form 10-K for the fiscal year ended December 31, 2020, the terms "ACCO Brands," "ACCO," the "Company," "we," "us," and "our" refer to ACCO Brands Corporation, a Delaware corporation incorporated in 2005, and its consolidated domestic and international subsidiaries.

For a description of certain factors that may have had, or may in the future have, a significant impact on our business, financial condition or results of operations, see "Item 1A. Risk Factors."

Overview of the Company

ACCO Brands designs, markets, and manufactures well-recognized consumer, school, technology and office products. Our widely known brands include AT-A-GLANCE®, Barrilito®, Derwent®, Esselte®, Five Star®, Foroni®, GBC®, Hilroy®, Kensington®, Leitz®, Marbig®, Mead®, NOBO®, PowerA®, Quartet®, Rapid®, Rexel®, Swingline®, Tilibra®, TruSens® and Wilson Jones®. Approximately 75 percent of our sales come from brands that occupy the No. 1 or No. 2 position in the product categories in which we compete. Our top 12 brands represented $1.3 billion of our 2020 net sales. We distribute our products through a wide variety of retail and commercial channels to ensure that our products are readily and conveniently available for purchase by consumers and other end-users, wherever they prefer to shop. These channels include mass retailers, e-tailers, discount, drug/grocery and variety chains; warehouse clubs; hardware and specialty stores; independent office product dealers; office superstores; wholesalers; contract stationers, technology specialty businesses, and our direct-to-consumer channel. Our products are sold primarily in the U.S., Europe, Brazil, Australia, Canada, and Mexico. For the year ended December 31, 2020, approximately 44 percent of our net sales were in the U.S.

ACCO Brands is in the midst of a substantive transformation of its business. Today we are a global enterprise focused on developing innovative branded consumer and technology products for use in businesses, schools, and homes. Sales in the commercial channels have been declining for several years, and customers within the channel have been consolidating. Therefore, we have refocused our business to sell more in the mass merchant, e-commerce and technology channels to increase growth and profitability and to reduce reliance on declining customers and commoditized product categories. The commercial channel was also significantly impacted by COVID-19 in 2020. As a result of both of these factors, our top five customers represented 34 percent of our sales in 2020, compared with 43 percent in 2016.

We have been strategically transforming our business to be more consumer- and brand-centric, product differentiated, and geographically diverse. We are successfully achieving this transformation through both organic initiatives and acquisitions. Organically, we have grown our Kensington® computer accessories offerings and entered the wellness category with TruSens® branded air purifiers, which we plan to expand over the next few years. ACCO remains a leading supplier of school products, including our top-selling Five Star® line of school notebooks, laminating machines, and stapling and punching products, among others. We have refreshed most of our line of shredders in EMEA over the past three years, improving consumer designs. This refresh includes a new line of personal shredders to capitalize on the work-from-home environment. Shredder sales have remained strong, and we plan to leverage our platforms globally. During 2020, EMEA also launched organization and storage products for home offices under the Leitz® WOW and Leitz® Cosy brands.

Our approach to acquisitions has been focused on consolidation, geographic expansion, and adjacency opportunities that meet our strategic and financial criteria. Strategically, we are focusing on categories or geographies that provide opportunities for growth, leading brands, and channel diversity. We have made five acquisitions over the past five years. These acquisitions have meaningfully expanded our portfolio of well-known brands, enhanced our competitive position from both a product and channel perspective, and added scale to our operations. As a result, our foreign businesses contributed over half of our sales in 2020, up from 43 percent in 2016.

Our most recent acquisition of PowerA in late 2020 is about accelerating growth and entering into an attractive consumer product adjacency of third-party video game controllers, power charging stations, and headsets. The addition of PowerA will meaningfully improve our organic sales growth and profitability and increase our presence in faster growing mass and e-commerce channels. PowerA is expected to provide strong double-digit sales growth in the U.S., as well as opportunities for expansion internationally, particularly in Europe. It greatly advances our strategic shift toward consumer, school and technology products as more than half of our sales will now come from these product categories, which offer faster growing demand. On a pro forma basis, including full year PowerA sales for 2020, computer and gaming products would represent approximately 22 percent of our sales.

Our leading product category positions provide the scale to invest in marketing and product innovation to drive profitable growth. We now expect to grow in mature markets in consumer, technology, and adjacent categories driven by new product development. We will also continue to grow in emerging markets once the impact of COVID-19 subsides in Latin America and parts of Asia, the Middle East, and Eastern Europe. In all of our markets, we see opportunities for sales growth through share gains, channel and geographic expansion, and product enhancements.

We generate strong operating cash flow, and will continue to leverage our cost structure through acquisitions, synergies and productivity savings to drive long-term profit and operating cash flow improvement.

ACQUISITIONS

YEAR	KEY BRANDS	MARKET LEADER	ADDED CHANNEL/MARKET DIVERSITY	SCALE/GLOBAL PRESENCE
Mead	2012	FIVE STAR ★★★★★ AT-A-GLANCE	✓	✓	✓
Pelikan Artline	2016	Artline Spirax	✓	✓	✓
Esselte	2017	Esselte	✓	✓	✓
goba	2018	BARRILITO	✓	✓	✓
FORONI	2019	FORONI	✓		✓
PowerA	2020		✓	✓	✓

Note: Artline® in Australia/N.Z. only

For further information on the acquisitions, see "Note 3. Acquisitions" to the consolidated financial statements contained in Part II, Item 8. of this report and "Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Operating Segments

ACCO Brands has three operating business segments based in different geographic regions. Each business segment designs, markets, sources, manufactures, and sells recognized consumer, technology and other end-user demanded branded products used in businesses, schools, and homes. Product designs are tailored to end-user preferences in each geographic region, and where possible, leverage common engineering, design, and sourcing.

Our product categories include computer and gaming accessories; storage and organization; notebooks; laminating, shredding, and binding machines; calendars; stapling; punching; dry erase boards; and do-it-yourself tools, among others. Our portfolio includes both globally and regionally recognized brands.

Operating Segment	Geography	Primary Brands	Primary Products
ACCO Brands North America	United States and Canada	Five Star®, Quartet®, AT-A-GLANCE®, GBC®, Swingline®, Kensington®, Mead®, Hilroy® and PowerA®	Computer and gaming accessories, school products, planners, storage and organization (3-ring binders), dry erase boards, laminating, binding, stapling and punching products.

ACCO Brands EMEA	Europe, Middle East and Africa	Leitz®, Rapid®, Esselte®, Kensington®, Rexel® GBC®, NOBO®, Derwent® and PowerA®	Storage and organization products (lever-arch binders, sheet protectors, indexes), computer and gaming accessories, stapling, punching, laminating, shredding, do-it-yourself tools, dry erase boards and writing instruments

ACCO Brands International	Australia/N.Z., Latin America and Asia-Pacific	Tilibra®, GBC®, Barrilito®, Foroni®, Marbig®, Kensington®, Artline®*, Wilson Jones®, PowerA®, Quartet®, Spirax® and Rexel® *Australia/N.Z. only	School notebooks, storage and organization products (binders, sheet protectors and indexes), laminating, shredding, writing and arts products, janitorial supplies, dry erase boards and stapling and punching products

Sales Percentage by Operating Segment	2020	2019	2018
ACCO Brands North America	50%	49%	49%
ACCO Brands EMEA	32	29	31
ACCO Brands International	18	22	20
	100%	100%	100%

Seasonality

Although we did not experience normal seasonality in 2020 because of disruption from the pandemic, typically each of our segments has demand that varies based on certain seasonal drivers. For North America, the important seasonal selling periods are related to back-to-school and calendar year end. The North America back-to-school season mainly occurs in the second and third quarters with the third quarter also seeing stronger technology product sales. The calendar year end drives significant sales of gaming, technology and dated products. The EMEA segment experiences much less seasonality than the other segments, but the first and fourth quarters are typically stronger, with the second and third impacted by lower demand due to summer vacations. The International segment has strong back-to-school sales in the fourth quarter and into January as Brazil and Australia are in the Southern hemisphere. However, the segment also includes a smaller business in Mexico where back-to-school straddles the second and third quarters.

Our recent acquisition of PowerA and previous acquisitions in Mexico and Brazil have increased the size of our seasonal businesses. As a result of the seasonal nature of the demand for our products, we have generated, and we expect to continue to generate, a significant percentage of our sales and profit during the second, third, and fourth quarters. However, our cash flow seasonality is almost all in the second half of the year, as the cash inflow in the first quarter is consumed in the second quarter as inventory. Our third and fourth quarter cash flow comes from completing the working capital cycle and collecting our accounts receivable.

For further information on the seasonality of net sales, earnings and cash flow, see "Note 20. Quarterly Financial Information (Unaudited)" to the consolidated financial statements contained in Part II, Item 8. of this report and "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

Customers

We distribute our products through a wide variety of retail and commercial channels to ensure that our products are readily and conveniently available for purchase by consumers and other end-users, wherever they prefer to shop. These channels include mass retailers, e-tailers, discount, drug/grocery and variety chains, warehouse clubs, hardware and specialty stores, independent office product dealers, office superstores, wholesalers, contract stationers, and specialist technology businesses. We also sell directly to commercial and consumer end-users through e-commerce sites and our direct sales organization. Changes in consumer buying patterns have resulted in greater purchases of our products through mass retailers and e-tailers, mitigating the impact of lower sales experienced by the traditional office products suppliers and wholesale channels. This change was accelerated in 2020 due to the pandemic. PowerA's sales have approximately 75 percent overlap with our current customers, including major mass merchants and e-commerce companies.

For the year ended December 31, 2020, our top ten customers accounted for 44 percent of net sales. Staples/Essendant accounted for approximately 9 percent and 10 percent of our net sales for the years ended December 31, 2020, and 2019, respectively. Amazon, Walmart, and Target each exceeded 5 percent of our sales in 2020.

Competition

We operate in a highly competitive environment characterized by large, sophisticated customers; low barriers to entry; and competition from a wide range of products and services. ACCO Brands competes with numerous branded consumer products manufacturers, as well as many private label suppliers and importers, including various customers who import their own private label products directly from foreign sources. Examples of branded competitors include Bi-Silque, Blue Sky, CCL Industries, Corsair, Dominion Blueline, Fellowes, Hamelin, Herlitz, Logitech, LSC Communications, Newell Brands, Novus, PDP, Razer, Smead, Spiral Binding, Stanley Black and Decker, Steel Series, and Targus, among others.

The Company meets competitive challenges by creating and maintaining leading brands and differentiated products that deliver superior value, performance, and benefits to consumers. Our products are sold to consumers and end-users through diverse distribution channels that require superior customer service. We further meet consumer needs by developing, producing, and procuring products at a competitive cost, enabling them to be sold at attractive selling prices. We also believe that our experience with successfully managing a complex assortment and large seasonal demands is a competitive advantage. Our strong relationships with technology providers is also a competitive advantage for our computer and video gaming accessories businesses.

Product Development

Our strong commitment to understanding consumers and designing products that fulfill their needs drives our product development strategy, which we believe is, and will continue to be, a key contributor to our success. Our products are developed by our internal research and development team or through partnership initiatives with inventors, vendors and technology providers. Costs related to product development when paid directly by ACCO Brands are included in selling, general and administrative expenses.

We seek opportunities to invest in new products and adjacencies. Our innovation efforts focus on generating new, exciting and differentiated products that support our strategic shift toward a faster growing, more consumer-oriented business. The criteria we use in assessing strategic fit or investment opportunities include: the ability to create strong, differentiated products and brands; the importance of the product category to key customers and consumers; the relationship with existing product lines; the importance to the market; and the actual and potential impact on our sales and operating performance.

Marketing and Demand Generation

We support our brands with a significant investment in targeted marketing, catalogs, digital and social media, advertising, and consumer promotions that increase brand awareness, drive conversion, and highlight the innovation and differentiation of our products. We work with third-party vendors, such as Nielsen, NPD Group, GfK SE, and Kantar Group, to capture and analyze consumer buying habits and product trends. We also use our deep consumer knowledge to develop effective marketing programs, strategies, and merchandising activities.

Supply

Our products are either manufactured or sourced to ensure that we supply our customers with quality products, innovative solutions, attractive pricing, and convenient customer service. We have built a customer-focused business model with a flexible supply chain to ensure that these factors are appropriately balanced. Using a combination of our own manufacturing and third-party sourcing enables us to reduce costs and effectively manage our production assets by lowering capital investment and working capital requirements. Our overall strategy is to manufacture locally those products that would incur a relatively high freight and/or duty expense or that have high customer service needs. We use third parties to source those products that require higher direct labor to produce. We also look for opportunities to leverage our manufacturing facilities to improve operating efficiencies, as well as customer service. We currently manufacture approximately 40 percent of our products where we operate and source the remaining 60 percent from lower cost countries, primarily China, but increasingly from Vietnam and other Far Eastern countries and Eastern Europe.

Intellectual Property

Our products are marketed under a variety of trademarks. Some of our more significant trademarks include ACCO®, AT-A-GLANCE®, Barrilito®, Derwent®, Esselte®, Five Star®, Foroni®, GBC®, Hilroy®, Kensington®, Leitz®, Marbig®, Mead®, NOBO®, PowerA®, Quartet®, Rapid®, Rexel®, Swingline®, Tilibra®, and Wilson Jones®. We own rights to these trademarks in various countries throughout the world. We protect these marks as appropriate through registrations in the U.S. and other jurisdictions. Depending on the jurisdiction, trademarks are generally valid as long as they are in use or their registrations are properly maintained and they have not been found to have become generic. Registrations of trademarks can generally be renewed indefinitely as long as the trademarks are in use. We also own numerous patents worldwide. Additionally, our PowerA business depends on maintaining our licensing rights with key game console manufacturers and video game publishers.

Human Capital Resources

As the Home of Great Brands Built by Great People, we believe our employees are the key ingredient to our success. In alignment with our Vision, Values and Leadership Promise, we strive to create a great place to work… one that attracts top talent and motivates them to stay and contribute to our winning team. The Company’s strategic plan for Human Resources is focused on fostering a diverse and inclusive culture, developing leadership and talent, and enabling and engaging employees.

As of December 31, 2020, we had approximately 6,100 full-time and part-time employees worldwide, with approximately 4,200 employees based outside of the U.S. Approximately 660 employees in our North American business are covered by collective bargaining agreements in certain of our manufacturing and distribution facilities. One of these agreements covering approximately 320 employees, expired in 2020 and is in the process of being re-negotiated. Outside the U.S., we have government-mandated collective bargaining arrangements in certain countries, particularly in Europe. There have been no strikes or material labor disputes at any of our facilities during the past five years.

Diversity and Inclusion

At ACCO Brands, our values include respecting the individual and celebrating diversity. We believe that an equitable and inclusive environment with diverse teams produces more creative solutions, results in improved and more innovative products and services, and is crucial to our efforts to attract and retain key talent. One of ACCO Brands’ goals is to increase the percentage of director-level-and-above female leaders to 33% (40% in North America) by 2025.
Talent Management and Succession Planning

Building and sustaining strong talent is critical to our success. We know that offering the right mix of on-the-job experiences and learning and development will support our goal of building capable and ready talent to lead the Company. Additionally, we invest in our employees by building individual and organizational capabilities that provide relevant learning and development solutions closely linked to business strategies. We deliver Company-required learning to ensure compliance with our Code of Conduct and other important policies. We enhance leadership effectiveness by fostering managers who recognize that people leadership is where they impact the business and their teams. Our “Raising the Bar” leadership development program supports the Company’s mission to have effective leaders at all levels.

Employee Engagement

An important factor in our ability to deliver sustainable, long-term value and optimize resource utilization is our proactive management of employee engagement and change. We periodically invite employees to give candid feedback about their experiences working for ACCO Brands through an Employee Engagement Survey. Our employees enthusiastically respond at world-class participation rates. We also encourage employees to volunteer their time, efforts, and ideas to create a work culture that reflects their ideals and values. This active engagement of leadership and employees not only drives our workplace culture, it also results in positive business performance.

Employee Health and Safety ("EHS")

We are committed to Mission Zero— pursuing continuous improvement in health and safety within all our locations and to attain our goal of zero accidents and zero incidents. We have implemented our Comprehensive Environmental and Safety Management Plan ("CESMP") as an overall management system for our manufacturing and distribution locations. CESMP audits are completed by our EHS teams to measure the proactive steps each location is taking to prevent injuries.

Community Involvement

We aim to give back to the communities where we live and work. Our corporate values include acting responsibly in our global communities through numerous employee volunteer and outreach initiatives. We encourage our employees to make a difference in our Company and in their communities by building on a fundamental commitment to integrity, teamwork, respect and inclusivity. We support a wide range of charities, the most significant of which is City of Hope in the U.S, which has been ongoing for many years.

Executive Leadership of the Company

As of February 24, 2021, the executive leadership team of the Company consists of the following executive officers. Ages are as of December 31, 2020.
Mark C. Anderson, age 58
•2007 - present, Senior Vice President, Corporate Development
•Joined the Company in 2007

Patrick H. Buchenroth, age 54
•2017 - present, Executive Vice President and President, ACCO Brands International
•2013 - 2017, Senior Vice President and President, Emerging Markets
•Joined the Company in 2002

Stephen J. Byers, age 55
•2019 - present, Senior Vice President and Chief Information Officer
•2008 - 2018, Group Vice President and Chief Information Officer, Tate & Lyle PLC
•Joined the Company in 2019

James M. Dudek, Jr., age 49
•2020 - present, Senior Vice President, Corporate Controller and Chief Accounting Officer
•2017 – 2020, Vice President and Corporate Controller
•2016 - 2017, Chief Accounting Officer, Innerworkings, Inc.
•Joined the Company in 2017

Boris Elisman, age 58
•2016 - present, Chairman, President and Chief Executive Officer
•2013 - 2016, President and Chief Executive Officer
•2010 - 2013, President and Chief Operating Officer
•2008 - 2010, President, ACCO Brands Americas
•2008, President, Global Office Products Group
•2004 - 2008, President, Computer Products Group
•Joined the Company in 2004

Neal V. Fenwick, age 59
•2005 - present, Executive Vice President and Chief Financial Officer
•Joined the Company in 1984

Angela Jones, age 57
•2020 – present, Senior Vice President and Global Chief People Officer
•2018 – 2020, Senior Vice President and Chief People Officer, Compass Minerals
•2016 – 2018, Rembrandt Foods, Vice President, Human Resources
•Joined the Company in 2020

Gregory J. McCormack, age 57
•2018 - present, Senior Vice President, Global Products and Operations
•2013 - 2018, Senior Vice President, Global Products
•Joined the Company in 1996

Cezary L. Monko, age 59
•2017 - present, Executive Vice President and President, ACCO Brands EMEA
•2014 - 2017, President and Chief Executive Officer, Esselte
•Joined the Company in 1992

Pamela R. Schneider, age 61
•2012 - present, Senior Vice President, General Counsel and Secretary
•2010 - 2012, General Counsel, Accertify, Inc.
•Joined the Company in 2012

Thomas W. Tedford, age 50
•2015 - present, Executive Vice President and President, ACCO Brands North America
•Joined the Company in 2010

ITEM 1A. RISK FACTORS

The factors that are discussed below, as well as the matters that are generally set forth in this Annual Report on Form 10-K and the documents incorporated by reference herein, could materially and adversely affect the Company’s business, results of operations and financial condition. Additional risks and uncertainties that are not presently known to us or that are not deemed material also may materially adversely affect the Company’s business, results of operations and financial condition in the future.

Economic and Strategic Risks

Our business and results of operations have been and will continue to be materially and adversely affected by the impact of the COVID-19 global pandemic and others' responses to it, which has also adversely affected our financial condition and liquidity. There is much uncertainty regarding when these negative impacts will cease.

COVID-19 has been declared by the World Health Organization to be a "pandemic" and has spread to many of the countries in which we and our customers, consumers, suppliers and other business partners do business. National, state and local governments in affected regions have implemented and likely will continue to implement or maintain safety precautions, including work from home orders, quarantines, travel restrictions, business and school closures, cancellations of, and limitations on, public gatherings and other measures. Other organizations and individuals have taken additional steps to avoid or reduce infection, including limiting travel, social distancing measures, and working from home. These measures have caused and continue to cause significant disruptions to our normal business operations and have had and are expected to continue to have significant adverse impacts on businesses and financial markets worldwide. Similarly, our business, sales, earnings and results of operations have been and will continue to be materially and adversely affected by these events, as well as by the current and expected continued negative impact on the global economy. We also expect the ongoing uncertainties regarding when the risk of the pandemic will subside and how geographies, distribution channels and consumer behavior will evolve over time to continue to impact us in the future.

During the first quarter of 2020, COVID-19 impacted our Asian supply chain and we experienced some out-of-stocks and lost sales, but we have seen continued improvement since then and had no significant issues in meeting our back-to-school orders in North America. Additionally, a small number of our manufacturing and distribution operations were temporarily closed during the first half of 2020. During the fourth quarter, we experienced further disruption in our supply chain due to a shortage of available ocean shipping containers in China and delays at ports of arrival due to labor shortages and inefficiencies resulting from the impact of COVID-19. These delays also resulted in increased costs. We expect these disruptions to continue for some time and there can be no assurance that there will not be future facilities and supply chain disruptions.

We continue to monitor our operations and government recommendations and have made modifications to our normal operations because of COVID-19 to protect the health and safety of our employees, suppliers and customers. These modifications vary from country to country depending on local conditions and government mandates. While we have taken actions which serve to reduce the possibility of transmission of the virus within our workplace, they do not assure that our employees will not contract the virus or bring it to the workplace. Furthermore, we may be forced to close locations for reasons such as the health of our employees, disruptions in our supply chain or reduced demand, or due to further governmental orders. Were such an event to occur, our operations could be disrupted to varying degrees which could have a material adverse effect on our business, results of operation, financial condition and liquidity.

To address the financial impact of the pandemic on our results of operation, we implemented cost-cutting initiatives, including temporary as well as more permanent structural actions to better align our cost structure with the expected decline in sales. We do not expect the measures taken to date to fully offset the impact of COVID-19 on our sales and results of operations. There can be no assurance that these cost-savings measures, and any additional cost-savings measures we may implement in the future, will be sufficient to offset, in whole or in part, the current and future adverse financial impacts of COVID-19 on our business, results of operation or financial condition. During 2020, we also took advantage of government assistance available to employers in countries outside the U.S. which provided cash benefits to employers for retaining their employees during the pandemic. As the pandemic abates, these government subsidy programs are being reduced or eliminated and there can be no assurance that these programs will continue or that we will continue to meet the criteria to obtain benefits.

Likewise, we are monitoring and managing our working capital, including our accounts receivable and inventory, closely. During 2020, we experienced an increased level of late payments and potential bad debts as our customers dealt with the COVID-19 impacts on their businesses, which resulted in an increase in bad debt reserves. In addition, the steep drop in demand has increased the likelihood that certain inventory may become obsolete and resulted in an increase in our reserves for slow moving inventory. We anticipate both of these trends will continue. Should we continue to experience adverse impacts to our working capital, this could negatively impact our cash flow and liquidity.

The extent of the impact of COVID-19 on our business and financial results will also depend on future developments, including the severity, duration and spread of the existing COVID-19 virus and any new variants of COVID-19 within the markets in which we operate, public health measures and other actions taken throughout the world to contain or mitigate the effects of the pandemic, and the availability and distribution of effective vaccines. Further, the breadth and duration of disruption to businesses and schools and the overall impact of the pandemic and its consequences on the global economy, and the related impact on consumer confidence and spending, all of which are highly uncertain and ever-changing, will impact the extent to which COVID-19 affects our business and financial results.

Our North America segment and our operations in Australia, Brazil and Mexico are highly dependent on back-to-school business. The prevalence of remote learning in North America negatively impacted the sell-out of our products during the 2020 back-to-school season and sales in our Brazilian and Mexican businesses were significantly and adversely affected by school closures in those countries. It remains uncertain when many schools in the U.S. and Canada will return to full-time in-person learning and when most schools in Brazil and Mexico will reopen. Further delays in the return to in-person learning or reopening of schools in these geographies or changes in the behaviors of our customers and our consumers could have a material adverse effect on our sales, margins, results of operation and financial condition.

The long-term impact of COVID-19 and its economic consequences on our business will also depend on the effectiveness of the actions we and our customers take to manage our businesses through this uncertain period. The extent to which we and our customers will successfully mitigate the impact of COVID-19, if at all, is presently unclear.

We expect that the pandemic will materially and adversely affect our business, sales and results of operations for some time, but we cannot reasonably estimate its long-term financial impact at this time. We also are uncertain as to the full magnitude the pandemic will have on the Company’s results of operations, financial condition, liquidity, customers, suppliers, industry and employees over the longer term. Even after the COVID-19 pandemic has subsided, we may experience materially adverse impacts on our business due to any resulting economic recession or depression, and changes in the behavior of customers, consumers and other end users, among other factors.

Finally, many of the other risks associated with our business are currently elevated and likely will continue to be elevated as a result of COVID-19.

A limited number of large customers account for a significant percentage of our net sales, and a substantial reduction in sales to, or gross profit from, or a change in competitive position or significant decline in the financial condition of, one or more of these customers could materially adversely impact our business and results of operations.

Our top ten customers accounted for 44 percent and 41 percent, respectively, of our net sales for the year ended December 31, 2020 and December 31, 2019. The loss of, or a significant reduction in sales to, or gross profit from, one or more of our top customers, or significant adverse changes to the terms on which we sell our products to one or more of our top customers, could have a material adverse effect on our business, results of operations and financial condition.

The competitive environment in which our large customers operate is rapidly changing and, even more so in the face of the COVID-19 pandemic. Office superstores, wholesalers and other traditional office products resellers (especially in the U.S., Europe, Australia and Mexico) face increasing competition, which is driving changes in the relative market shares of our large customers. In response, our large commercial customers, including the office superstores and wholesalers, continue to evolve their businesses by shifting their channel or geographic focus, making changes to their operating models and merchandising strategies and, in many cases, consolidating or divesting unprofitable or unattractive segments of their businesses. We have seen, and expect to continue to see, consolidating activity and business model changes with large customers in the U.S., Europe and Australia. The increased competition, consolidation and business model changes and regular personnel turnover have made, and will continue to make, our business relationships with our large customers more challenging and unpredictable. We expect all of these trends will continue.

In addition, the size, scale and relative competitive market position of these customers give them significant leverage in business negotiations. Given the significance of these customers to our business, lower sales to our large customers (many of which historically purchased products with relatively high margins) have, and will continue to have, an adverse impact on our sales, margins and results of operations.

Additionally, increased competition, the impact of the COVID-19 pandemic, a slowing economy in some of our key markets, or changes in consumer buying habits could adversely affect the financial health of one or more of our large customers which, in turn, could have an adverse effect on our sales, results of operations and financial condition.

Shifts in the channels of distribution for our products have adversely impacted our sales, margins and results of operations and may continue to do so.

Due to the competitive pressures and resulting decline in market share of our traditional commercial customers, including office superstores and wholesalers, as well as the ongoing disruption and uncertainties in these channels (especially in the U.S., Europe, Australia and Mexico) and the impact of the COVID-19 pandemic, the key channels of distribution for our products are changing. As a result, we have experienced, and expect to continue to experience, reduced sales to office superstores and wholesalers. Our ongoing strategy is to transform our business to be more consumer- and brand-centric, product differentiated and geographically diverse. We seek to grow sales and market share in the faster growing mass merchant and e-tailer channels, increase our direct sales to independent dealers, and expand distribution, both organically and through acquisitions, into new and growing channels and geographies and enter new adjacencies, while maintaining strong margins. We may not be successful in executing against this strategy fast enough to offset the declines we are experiencing in the traditional commercial channels, if at all. Additionally, the changes in our customer and product mix which have resulted, and may continue to result, from the shift in sales and market share away from our traditional commercial customers (which have historically purchased products with high margins) into faster growing channels have negatively impacted our margins and are likely to continue to do so. Our inability to successfully manage the shift away from distribution channels which are declining, and profitably grow sales and market share with customers in faster growing channels, could have a material adverse impact on our sales, margins, results of operations, cash flow and financial condition.

Sales of our products may be adversely affected by factors that influence discretionary spending by our customers and consumers during periods of economic uncertainty or weakness.

Our business depends on discretionary spending, and, as a result, our performance is highly dependent on consumer and business confidence and the health of the economies in the countries in which we operate. Discretionary spending and the overall health of the economies in the countries in which we operate is affected by many factors outside of the Company’s control, including general economic conditions, consumer disposable income levels, consumer confidence levels, the availability, cost and level of consumer debt, the costs of basic necessities and other goods, political instability, civil unrest, war or terrorism, public health crises, including the occurrence of contagious diseases or illnesses such as COVID-19, severe weather or natural disasters. Additionally, during periods of economic uncertainty or weakness, we tend to see our reseller customers reduce inventories both to reduce their own working capital investments and because demand for our products decreases as customers and consumers switch to private label and other branded and/or generic products that compete on price and quality, or forgo purchases altogether. Decreases in demand for our products can result in the need to spend more on promotional activities. Overall, adverse changes in economic conditions or sustained periods of economic uncertainty or weakness in one or more of the geographic markets in which we operate, whatever the cause, have negatively affected our historical sales and profitability and, in the future, could have an adverse effect on our sales, business, results of operations, cash flow and financial condition.

The Company has foreign currency translation and transaction exposure that has, and is likely to continue to, materially affect the Company’s sales, results of operations, financial condition and liquidity.

Approximately 56 percent of our net sales for the year ended December 31, 2020, were transacted in a currency other than the U.S. dollar. Our primary exposure to local currency movements is in Europe (the Euro, the Swedish krona and the British pound), Brazil, Australia, Canada, and Mexico. We source approximately half of our products from China, Vietnam, and other Far Eastern countries using U.S. dollars.

The fluctuations in the foreign currency rates relative to the U.S. dollar can cause translation, transaction, and other gains and losses, which impact our sales, profitability and cash flow. Generally, the strengthening of the U.S. dollar against foreign currencies negatively impacts the Company’s reported sales and operating margins. Conversely, the weakening of the U.S. dollar against foreign currencies generally has a positive effect.

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

We operate in a highly competitive environment characterized by large, sophisticated customers; low barriers to entry; and competition from a wide range of products and services (including private label products and electronic and digital products and services that can replace or render certain of our products obsolete). ACCO Brands competes with numerous branded consumer products manufacturers, as well as numerous private label suppliers and importers, including many of our customers who import their own private label products directly from foreign sources. Many of our competitors have strong, sought-after brands. They also have the ability to manufacture products locally at a lower cost or source them from other countries with lower production costs, both of which can give them a competitive advantage in terms of price under certain circumstances. In addition, retail space devoted to our product categories is limited and, as a result of competitive pressures and COVID-19, many of our customers are closing or reducing the size of their retail locations, and diversifying their product offerings further reducing the available retail space devoted to our products.

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

As a result, our business has been, and is likely to continue to be, affected by actions of our customers and competitors to compete more effectively. Any such actions could result in lower sales and margins and adversely affect our business, results of operations, and financial condition.

Our success depends partially on our ability to continue to develop and market innovative products that meet consumer demands, including price expectations, and to expand into new and adjacent product categories that are experiencing higher growth rates.

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

Additionally, part of our strategy is to develop new, exciting and differentiated products that support our shift towards a faster growing, more consumer-oriented business. There can be no assurance that we will successfully execute these strategies. If we are unable to successfully increase sales and margins by expanding our product assortment, our business, results of operations and financial condition could be adversely affected.

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

Emerging markets generally involve more financial, operational, regulatory and compliance risks than more mature markets. These risks include currency transfer restrictions, the impact of currency fluctuations, hyperinflation or devaluation, changes in international trade and tax policies and regulations (including import and export restrictions), the lack of well-established or reliable legal systems, corruption, adverse economic conditions, political actions or instability, terrorism, civil unrest, and public health crises. Recently, the impact of the COVID-19 pandemic has been more severe in Latin America and the Middle East. As we expand and grow in these markets, we increase our exposure to these risks.

In some cases, emerging markets also have greater political and economic volatility, greater vulnerability to infrastructure and labor disruptions, and are more susceptible to corruption. Further, these emerging markets are generally more remote from our headquarters location and have different cultures which may make it be more difficult to impose corporate standards and procedures and the extraterritorial laws of the U.S. and other jurisdictions, including the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and other similar laws. Likewise, our overall cost of doing business increases due to the costs of compliance with complex and numerous laws and regulations. Negative or uncertain political climates and military disruptions in developing and emerging markets could also adversely affect us. Further, weak or corrupt legal systems may affect our ability to protect and enforce our intellectual property, contractual and other rights.

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

A number of our products and brands consist of paper-based and related office products. As use of technology-based tools continues to rise worldwide and the nature of work and school evolves in the wake of the COVID-19 pandemic, demand for traditional paper-based and related office products, such as decorative calendars, planners, envelopes, ring binders, lever arch files and other paper storage and organization products, and mechanical binding equipment, has declined. The impact of tariff and commodity price driven inflation in the U.S. in recent years has resulted in higher pricing (especially for steel, aluminum, and paper-based products) which may, in turn, accelerate the pace of change in consumer preferences for product substitutes. The decline in the overall demand for certain of the products we sell has adversely impacted our business and results of operations, and we expect it will continue to do so.

Our business is subject to risks associated with seasonality, which could materially adversely affect our cash flow, results of operations and financial condition.

Although we did not experience normal seasonality in 2020 because of disruption from the pandemic, typically each of our segments has demand that varies based on certain seasonal drivers. For North America, the important seasonal selling periods are related to back-to-school and calendar year end. The North America back-to-school season mainly occurs in the second and third quarters with the third quarter also seeing stronger technology product sales. The calendar year end drives significant sales of gaming, technology and dated products. The EMEA segment experiences much less seasonality than the other segments, but the first and fourth quarters are typically stronger, with the second and third impacted by lower demand due to summer vacations. The International segment has strong back-to-school sales in the fourth quarter and into January as Brazil and Australia are in the Southern hemisphere. However, the segment also includes a smaller business in Mexico where back-to-school straddles the second and third quarters.

Our recent acquisition of PowerA and previous acquisitions in Mexico and Brazil have increased the size of our seasonal businesses. As a result of the seasonal nature of the demand for our products, we have generated, and we expect to continue to generate, a significant percentage of our sales and profit during the second, third, and fourth quarters. However, our cash flow seasonality is almost all in the second half of the year, as the cash inflow in the first quarter is consumed in the second quarter as inventory. Our third and fourth quarter cash flow comes from completing the working capital cycle and collecting our accounts receivable.

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

As of December 31, 2020, the Company had $320.0 million recorded as pension liabilities in its Consolidated Balance Sheet. Funding obligations are determined by government regulations and are measured each year based on the value of assets and liabilities on a specific date. If the financial markets do not provide the long-term returns that are expected, or discount rates increase the present value of liabilities, the Company could be required to make larger contributions. The markets can be, and recently have been, very volatile, and therefore the Company’s estimate of future contribution requirements can change dramatically in relatively short periods of time. Similarly, changes in interest rates and legislation enacted by governmental authorities can impact the timing and amounts of contribution requirements. An adverse change in the funded status of the plans could significantly increase our required future contributions and adversely impact our liquidity.

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

We have approximately $1.8 billion of goodwill and other specifically identifiable intangible assets as of December 31, 2020. Future events may occur that could adversely affect the reported value, or fair value, of our intangible assets that would require impairment charges to our financial results. Such events may include, but are not limited to, strategic decisions made in response to changes in economic and competitive conditions, the impact of the economic environment on our sales and customer base, the unfavorable resolution of litigation, a material adverse change in our relationship with significant customers, or a sustained decline in our stock price. We continue to evaluate the impact of developments from our reporting units to assess whether impairment indicators are present. See also "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Intangible Assets," " - Goodwill" and "Note 10. Goodwill and Identifiable Intangible Assets" to the consolidated financial statements contained in Part II, Item 8. of this report.

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

Merger and Acquisition Risks

Our strategy is partially based on growth through acquisitions. Failure to properly identify, value and manage acquisitions may materially impact our business, results of operations and financial condition.

Our growth strategy includes continued focus on mergers and acquisitions. We are focused on acquiring companies that are either in our existing product categories or geographic markets, which enhance our ability to compete effectively, or that have the potential to accelerate our growth or our entry into adjacent, more consumer-oriented product categories.

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

The integration of any acquisition will involve changes to or implementation of critical information technology systems, modifications to our internal control systems, processes and accounting and financial systems, and the establishment of disclosure controls and procedures and internal control over financial reporting necessary to meet our obligations as a public company. Failure to successfully complete any of these tasks could adversely affect our internal control over financial reporting, our disclosure controls and procedures and our ability to effectively and timely report our financial results. If we are unable to accurately report our financial results in a timely manner and establish internal control over financial reporting and disclosure controls and procedures that are effective, our business, results of operation and financial condition, investor, supplier and customer confidence in our reported financial information, the market perception of our Company and/or the trading price of our common stock could be materially and adversely affected.

Technology and Operational Risks

We rely extensively on information technology systems to operate, transact and otherwise manage our business. Any material failure, inadequacy, or interruption of that technology or its supporting infrastructure could materially adversely affect our business, results of operations and financial conditions.

We rely extensively on our information technology systems, many of which are outsourced to third-party service providers. We depend on these systems and our third-party service providers to effectively manage our business and execute the production, distribution and sale of our products, as well as to manage and report our financial results and run other support functions. Although we have implemented service level agreements and have established monitoring controls, if our third-party service providers fail to perform their obligations in a timely manner or at satisfactory levels, our business could suffer. Additionally, if one or more of our information technology suppliers is unable or unwilling to continue to provide services at acceptable cost due to financial difficulties, insolvency or otherwise, our business could be adversely affected.

Further, our failure to properly maintain and successfully upgrade or replace any of these systems, especially our enterprise resource planning systems (including our warehouse management, logistics and financial systems) so that they operate effectively and mitigate vulnerability to tampering and attacks that could negatively impact our day-to-day operations, could disrupt our business and our ability to service our customers or negatively impact our ability to report our financial results in a timely and accurate manner.

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

Security breaches could compromise our confidential and proprietary information, as well as any personally identifiable information we hold, and expose us to operational and legal risks which could cause our business and reputation to suffer and materially adversely affect our results of operations and financial condition.

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

We maintain systems designed to prevent such intrusion, tampering, and theft. The development and maintenance of these systems is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures continue to evolve and become more sophisticated. Further, we obtain assurances from outsourced service providers regarding the sufficiency of their security procedures to prevent intrusion, tampering and theft and, where appropriate, assess the protections employed by these third parties. The cost and operational consequences of implementing, maintaining and further enhancing cybersecurity protection measures could increase significantly as cybersecurity threats increase.

Despite these efforts, the possibility of intrusion, tampering, and theft cannot be eliminated entirely. We have from time to time experienced cybersecurity breaches, such as "phishing" attacks, business email compromises, employee or insider error, brute force attacks, unauthorized parties gaining access to our information technology systems, and similar incidents. To date these incidents have not had a material impact on our business, but there can be no assurance that future incidents will not have a material impact. The techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not recognized until launched against a target. Additionally, there can be no assurance that the actions we and our outsourced providers take will prevent another breach of, or attack on the information technology systems which support the day-to-day operation of our business or house our confidential, proprietary and personally identifiable information.

Any such intrusion, tampering or theft (and any resulting disclosure or use of confidential, proprietary and personally identifiable information) could compromise our network, the network of a third-party hosting key operating systems or to whom we have disclosed confidential, proprietary or personally identifiable information, a data center where we have stored such information or a third-party cloud service provider. Any of these impacts could result in a disruption to our information technology infrastructure, interruption of our business operations, violation of applicable privacy and other laws or standards, significant legal and financial exposure beyond the scope or limits of any insurance coverage (including legal claims and proceedings and regulatory enforcement actions and penalties), increased operating costs associated with remediation activities, and a loss of confidence in our security measures, all of which could harm our reputation with our customers, end-users, employees and other stakeholders and adversely affect our results of operation. Contractual provisions with third parties, including cloud service providers, may limit our ability to recover these losses.

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

We outsource certain manufacturing functions to suppliers in China, Vietnam, other Asia-Pacific countries, and Eastern Europe. Outsourcing of product design and production creates a number of risks, including decreased control over the engineering and manufacturing processes resulting in unforeseen production delays or interruptions, inferior product quality, loss or misappropriation of trade secrets, and other performance issues, which could result in cost overruns, delayed deliveries or shortages. Additionally, we rely on our suppliers to ensure that our products meet our design and product content specifications, and all applicable laws, including product safety, security, labor, and environmental laws. We also expect our suppliers to conform to our and our customers’ and licensors' expectations with respect to product safety, product quality and social responsibility, be responsive to our audits, and otherwise be certified as meeting our and our customers’ supplier codes of conduct. Failure to meet any of these requirements may result in our having to cease doing business with a supplier or cease production at a particular facility. Substitute suppliers might not be available or, if available, might be unwilling or unable to offer products on acceptable terms or in a timely manner. Additionally, failure to meet legal and regulatory requirements (including product safety requirements) or customer or licensor expectations may result in our having to stop selling non-conforming products until the issues are remediated or recall products previously sold. Any of these circumstances could result in unforeseen delays and increased costs and negatively affect our ability to deliver products and services to our customers and damage our reputation and brand equity, all of which could adversely affect our business, sales, results of operations, and financial condition.

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

Pricing and availability of raw materials, transportation, labor, and other necessary supplies and services used in our business, as well as the cost of finished goods, can be volatile due to numerous factors beyond our control, including general economic conditions, labor costs, production levels, currency exchange rates, and import tariffs as well as overall competitive conditions, including demand and supply. Fluctuations in costs of raw materials, transportation, labor, and finished goods (including the impact of import tariffs) have had a material adverse effect on the Company’s business, results of operations and financial condition, and we expect they will continue to do so.

During the 2020 fourth quarter, we experienced disruption in our supply chain due to a shortage of available ocean shipping containers in China and delays at ports of arrival due to labor shortages and inefficiencies resulting from the impact of COVID-19. These delays also resulted in increased costs. We expect these disruptions to continue for some time and there can be no assurance that there will not be future facilities and supply chain disruptions (including closures) as a result of the pandemic.

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

Liquidity, Capital Resources and Capital Allocation Risks

Our existing borrowing arrangements limit our ability to engage in certain activities and require us to dedicate a portion of our cash flow to debt payments. If we are contractually restricted from pursuing activities or transactions that we believe are in our long-term best interests or are unable to meet our obligations under our loan agreements, our business, results of operations and financial condition could be materially adversely affected.

As of December 31, 2020, we had $1,136.6 million of outstanding debt, $755.9 million of which was subject to floating interest rates, which increases our exposure to fluctuations in interest rates.
.
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

Our debt service obligations require us to dedicate a portion of our cash flow from operating activities to payments on our indebtedness, which reduces the availability of our cash flow to fund working capital, capital expenditures, research and product development efforts, potential acquisitions and other general corporate purposes.

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

Interest rates on our outstanding bank debt are based partly on the London Interbank Offered Rate ("LIBOR"). On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is unclear if at that time LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. Our bank agreement includes provisions relating to LIBOR successor rate procedures if LIBOR becomes unascertainable or is discontinued in the future. The Alternative Reference Rates Committee has proposed that the Secured Overnight Financing Rate ("SOFR") is the rate that represents best practice as an alternative to LIBOR, but there is no guarantee that SOFR will become a widely accepted benchmark in place of LIBOR. The changes related to the LIBOR successor rate procedures are not expected to have a material effect on the Company, but there can be no assurance that we will not suffer increases in interest rates on our bank debt borrowings. The Company is also monitoring similar proposed alternatives to benchmark rates in other countries that may be implemented in the future.

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

We have a history of recurring stock repurchase programs and payment of quarterly dividends; however, any determination to continue to pay cash dividends at recent rates or at all, or the continuation of our existing share repurchase program and any additional share repurchase authorizations, is contingent on a variety of factors, including our financial condition, results of operations, business requirements, and our board of directors' continuing determination that such dividends or share repurchases are in the best interests of our stockholders and in compliance with all applicable laws and agreements.

Under certain circumstances, the terms of our debt agreements limit our ability to return capital to stockholders through stock repurchases, dividends or otherwise. We do not currently anticipate repurchasing shares of our common stock in 2021. There is no assurance that we will continue to make dividend payments or repurchase stock at recent historical levels or at all.

Legal and Regulatory Risks

Changes in U.S. trade policies and regulations, as well as the overall uncertainty surrounding international trade relations, have had, and may continue to have a material adverse effect on our business and results of operations.

Changes in U.S. trade policies, including tariffs on imports from China and on steel and aluminum that we use in our U.S. manufacturing operations, have had, and we expect that they will continue to have, an adverse effect on our cost of products sold and margins in our North America segment. Additionally, further changes in U.S. trade policies, including an increase or decrease in import tariffs, could adversely impact our business, results of operations and financial condition. In response to these changes, other countries have and may continue to change their own trade policies, including the imposition of tariffs and quotas, which could also adversely affect our business outside the U.S. The tariffs have resulted in an increase in the cost of U.S.-sourced products commensurate with the tariffs.

Our inability to effectively manage the impacts of changing U.S. and foreign trade policies, including increases or decreases in tariffs, could materially adversely impact our sales, margins, results of operations and financial condition.

Negative and unexpected tax consequences could adversely affect our operating results.

We are subjected to income taxes in the U.S. and many other jurisdictions. The future results of our operations could be adversely impacted by changes in our effective tax rate resulting from changes in statutory tax rates, changes in tax laws or treaties, changes in the value of deferred tax assets and liabilities, changes in the earnings mix amongst jurisdictions with different statutory tax rates, changes in the overall levels of earnings, changes in the amount of earnings indefinitely reinvested in certain non-U.S. jurisdictions, the results of tax examinations and audits of previously filed income tax returns, the outcome of adjudicated tax cases, and a continued assessment of our tax positions. We may be subject to tax examinations in the U.S. and by other non-U.S. tax authorities and the likelihood of adverse outcomes is regularly assessed. If an examination or the resolution of a court case results in taxes due that are in excess of those previously accrued, our effective tax rate could increase and could adversely impact our operating results, cash flows and financial condition.

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

It is the opinion of management that (other than the Brazil Tax Assessments described below) the ultimate resolution of currently outstanding matters will not have a material adverse effect on our financial condition, results of operations or cash flow. However, there is no assurance that we will ultimately be successful in our defense of any of these matters or that an adverse outcome in any matter will not affect our results of operations, financial condition, or cash flow. Further, future claims, lawsuits and legal proceedings could materially and adversely affect our business, reputation, results of operations, and financial condition.

In connection with our May 1, 2012, acquisition of the Mead Consumer and Office Products business, we assumed all of the tax liabilities for the acquired foreign operations including Tilibra Produtos de Papelaria Ltda. ("Tilibra"). In December of 2012, the Federal Revenue Department of the Ministry of Finance of Brazil ("FRD") issued a tax assessment against Tilibra, challenging the tax deduction of goodwill from Tilibra's taxable income for the year 2007 (the "First Assessment"). A second assessment challenging the deduction of goodwill from Tilibra's taxable income for the years 2008, 2009 and 2010 was issued by FRD in October 2013 (the "Second Assessment" and together with the First Assessment, the "Brazil Tax Assessments"). Tilibra is disputing both of the Brazil Tax Assessments.

The final administrative appeal of the Second Assessment was decided against the Company in 2017. In 2018, we decided to appeal this decision to the judicial level. In connection with the judicial challenge, we were required to provide security to guarantee payment of the Second Assessment should we not prevail.

In the third quarter of 2020, the final administrative appeal of the First Assessment was decided against the Company. We have also decided to appeal this decision to the judicial level.

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

Because there is no settled legal precedent on which to base a definitive opinion as to whether we will ultimately prevail, we consider the outcome of this dispute to be uncertain. Since it is not more likely than not that we will prevail, in 2012, we recorded a reserve in the amount of $44.5 million (at December 31, 2012 exchange rates) in consideration of this contingency. We will continue to actively monitor administrative and judicial court decisions and evaluate their impact, if any, on our legal assessment of the ultimate outcome of our disputes. In addition, we will continue to accrue interest related to this contingency until such time as the outcome is known or until evidence is presented that we are more likely than not to prevail. At current exchange rates, our accrual through December 31, 2020, including tax, penalties, and interest, is $28.4 million (reported in "Other non-current liabilities").

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

Our business is subject to national, state, provincial and/or local laws, rules and regulations, as well as self-regulatory requirements, in numerous countries due to the nature of our operations and the products we sell. This, in turn, affects the way we conduct our business as well as our customers’ expectations and requirements. Among others, laws and self-regulatory requirements in the following significant areas (and the rules and regulations promulgated thereunder) affect our business and our current and prospective customers’ expectations:

•Laws relating to the discharge and emission of certain materials and waste, and laws establishing standards for their use, disposal, and management;
•Laws governing the content of toxic chemicals and materials in the products we sell and laws regulating pesticides and pesticide devices;
•Product safety laws;
•International trade laws;
•Privacy and data security laws;
•Self-regulatory requirements regarding the acceptance, processing, storage, and transmission of credit card data;
•Laws governing social media, advertising, endorsements, testimonials and sweepstakes;
•Anti-bribery and corruption laws;
•Anti-money laundering laws; and
•Competition laws.

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

In addition, as we expand our business into emerging and new markets and into new product categories, we increase the number of legal and self-regulatory requirements with which we are required to comply, which increases the complexity and costs of compliance as well as the risks of noncompliance.

General Risk Factors

Our success depends on our ability to attract and retain qualified personnel.

Our success depends on our ability to attract and retain qualified personnel, including executive officers and other key personnel for a diverse, global workforce. We rely to a significant degree on compensating our executive officers and key employees with performance-based incentive awards that pay out only if specified performance goals have been met. To the extent these performance goals are not met and our incentive awards do not pay out, or pay out less than the targeted amount, which has been the case in recent years, it may motivate certain executive officers and key employees to seek other opportunities and affect our ability to attract and retain qualified personnel. The loss of key management personnel or other key employees or our potential inability to attract qualified and diverse personnel may adversely affect our ability to manage our overall operations and successfully implement our business strategy.

Our stock price is volatile.

The market price for our common stock has been volatile historically. Our stock price may be significantly affected by factors, including those described elsewhere in this "Part I, Item 1A. Risk Factors," as well as the following:

•quarterly fluctuations in our operating results compared with market expectations;
•investors' perceptions of the office products industry;
•the amounts of stock we repurchase on the open market under our share repurchase program;
•the amount and frequency of our dividend payments;
•changes in financial estimates by us or securities analysts and recommendations by securities analysts; and
•the composition of our stockholders, particularly the presence of "short sellers" or high frequency traders trading in our stock.

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

Political instability, civil unrest, war or terrorism, public health crises, including the occurrence of contagious diseases or illnesses such as COVID-19, and severe weather or natural disasters may also affect consumer and business confidence and the health of the economies in the countries in which we operate. Overall, adverse changes in economic conditions or sustained periods of economic uncertainty or weakness in one or more of the geographic markets in which we operate, whatever the cause, have negatively affected our historical sales and profitability and, in the future, could have an adverse effect on our sales, business, results of operations, cash flow and financial condition.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We have manufacturing facilities in North America, Europe, Brazil, Mexico and Australia, and maintain distribution centers in the regional markets we service. We lease our corporate and U.S. headquarters in Lake Zurich, Illinois. The following table lists our principal facilities by segment as of December 31, 2020:

Location	Functional Use	Owned/Leased (number of properties)
ACCO Brands North America:
Ontario, California	Distribution/Manufacturing	Leased
Booneville, Mississippi	Distribution/Manufacturing	Owned
Ogdensburg, New York	Distribution/Manufacturing	Owned
Sidney, New York	Distribution/Manufacturing	Owned
Alexandria, Pennsylvania	Distribution/Manufacturing	Owned
Mississauga, Canada	Distribution/Manufacturing/Office	Leased
San Mateo, California	Office	Leased
Woodinville, Washington(a)	Office	Leased

ACCO Brands EMEA:
Sint-Niklass, Belgium	Distribution/Manufacturing	Leased
Shanghai, China	Manufacturing	Leased
Lanov, Czech Republic	Distribution/Manufacturing	Leased
Aylesbury, England	Office	Leased
Halesowen, England	Distribution	Owned
Lillyhall, England	Manufacturing	Leased
Uxbridge, England	Office	Leased
Saint-Ame, France	Distribution	Owned
Heilbronn, Germany	Distribution	Owned
Stuttgart, Germany	Office	Leased
Uelzen, Germany	Manufacturing	Owned
Gorgonzola, Italy	Distribution/Manufacturing	Leased
Kozienice, Poland	Distribution/Manufacturing	Owned
Warsaw, Poland	Office	Leased
Arcos de Valdevez, Portugal	Manufacturing	Owned
Hestra, Sweden	Distribution/Manufacturing/Office	Owned

ACCO Brands International:
Sydney, Australia	Distribution/Manufacturing/Office	Owned/Leased (2)
Bauru, Brazil	Distribution/Manufacturing/Office	Owned (2)
Sao Paulo, Brazil	Distribution/Manufacturing/Office	Leased (2)
Hong Kong	Office	Leased
Tokyo, Japan	Office	Leased
Lerma, Mexico	Manufacturing/Office	Owned
Queretaro, Mexico(b)	Distribution/Office	Leased
Auckland, New Zealand	Distribution/Office	Leased
Taipei City, Taiwan	Office	Leased

(a) New effective January 2021
(b) Closed January 2021

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

It is the opinion of management that (other than the Brazil Tax Assessments) the ultimate resolution of currently outstanding matters will not have a material adverse effect on our financial condition, results of operations or cash flow. However, there is no assurance that we will ultimately be successful in our defense of any of these matters or that an adverse outcome in any matter will not affect our results of operations, financial condition, or cash flow. Further, future claims, lawsuits and legal proceedings could materially and adversely affect our business, reputation, results of operations, and financial condition. For additional details regarding the Brazil Tax Assessments, see “Note 12 Income Taxes – Brazil Tax Assessments” to the consolidated financial statements contained in Part II, Item 8. of this report.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER
PURCHASES OF EQUITY SECURITIES

Common Stock Information

Our common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "ACCO." As of February 16, 2021, we had approximately 10,075 record holders of our common stock.

Stock Performance Graph

The following graph compares the cumulative total stockholder return on our common stock to that of the S&P Office Services and Supplies (SuperCap1500) Index and the Russell 2000 Index assuming an investment of $100 in each from December 31, 2015 through December 31, 2020.

	Cumulative Total Return
	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20
ACCO Brands Corporation	$100.00	$183.03	$171.11	$97.17	$137.90	$129.81
Russell 2000	100.00	121.31	139.08	123.76	155.35	186.36
S&P Office Services and Supplies (SuperCap1500)	100.00	107.71	102.05	88.78	108.06	112.80

Common Stock Purchases

The following table provides information about our purchases of equity securities during the quarter ended December 31, 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
October 1, 2020 to October 31, 2020	—	$—	—	$125,045,248
November 1, 2020 to November 30, 2020	—	—	—	125,045,248
December 1, 2020 to December 31, 2020	—	—	—	125,045,248
Total	—	$—	—	$125,045,248

(1) On February 14, 2018, the Company announced that its Board of Directors had approved an authorization to repurchase up to $100 million in shares of its common stock. On August 7, 2019, the Company announced that its Board of Directors had approved an authorization to repurchase up to an additional $100 million in shares of its common stock.

During the year ended December 31, 2020, we repurchased $18.9 million of our common stock in the open market.

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

Dividend Policy

In February 2018, the Company's Board of Directors approved the initiation of a dividend program under which the Company intends to pay a regular quarterly cash dividend. Dividend information for each quarter for the years ended December 31, 2020, 2019 and 2018 is summarized below:

	2020	2019	2018
First quarter	$0.065	$0.060	$0.060
Second quarter	0.065	0.060	0.060
Third quarter	0.065	0.060	0.060
Fourth quarter	0.065	0.065	0.060
Total	$0.260	$0.245	$0.240

The continued declaration and payment of dividends is at the discretion of the Board of Directors and will be dependent upon, among other things, the Company's financial position, results of operations, cash flows and other factors.

Given the borrowings related to our acquisition of PowerA, our near-term use of cash will be to fund our dividend and reduce debt and we currently do not anticipate repurchasing shares of our common stock in 2021. Our long-term strategy remains to deploy cash to fund dividends, reduce debt, make acquisitions and repurchase shares of our common stock.

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

	Year Ended December 31,
(in millions, except per share data)	2020(1)	2019(1)	2018(1)	2017(1)	2016(1)
Income Statement Data:
Net sales	$1,655.2	$1,955.7	$1,941.2	$1,948.8	$1,557.1
Operating income(2) (3)	112.4	196.2	187.0	184.5	159.1
Interest expense	38.8	43.2	41.2	41.1	49.3
Interest income	(1.0)	(3.2)	(4.4)	(5.8)	(6.4)
Non-operating pension income(3)	(5.6)	(5.5)	(9.3)	(8.5)	(8.2)
Other expense (income), net(4)	1.6	(1.8)	1.6	(0.4)	1.4
Net income(5)	62.0	106.8	106.7	131.7	95.5
Per common share:
Net income(5)
Basic	$0.65	$1.07	$1.02	$1.22	$0.89
Diluted	0.65	1.06	1.00	1.19	0.87
Cash dividends declared per common share	0.260	0.245	0.240	—	—

Balance Sheet Data (as of December 31):
Total assets	$3,048.7	$2,788.6	$2,786.4	$2,799.1	$2,064.5
Total debt, net	1,131.1	810.4	882.5	932.4	696.2
Total stockholders’ equity	742.7	773.7	789.7	774.1	708.7
Other Data:
Cash provided by operating activities	$119.2	$203.9	$194.8	$204.9	$167.1
Cash used by investing activities	(354.7)	(79.6)	(71.9)	(319.1)	(106.4)
Cash provided (used) by financing activities	244.7	(163.4)	(125.6)	142.2	(76.4)

(1)The Company completed the acquisition (the "PowerA Acquisition") of PowerA on December 17, 2020; the results of PowerA are included as of that date. The Company completed the acquisition (the "Foroni Acquisition") of Indústria Gráfica Foroni Ltda. ("Foroni") effective August 1, 2019; the results of Foroni are included as of that date. The Company completed the acquisition (the "GOBA Acquisition") of GOBA Internacional, S.A. de C.V. ("GOBA") on July 2, 2018; the results of GOBA are included as of that date. The Company completed the acquisition (the "Esselte Acquisition") of Esselte Group Holdings AB ("Esselte") on January 31, 2017; the results of Esselte are included as of February 1, 2017. On May 2, 2016, the Company completed the acquisition of Australia Stationery Industries, Inc. (the "PA Acquisition"), which indirectly owned the 50% of the Pelikan Artline joint venture and the issued capital stock of Pelikan Artline Pty Limited (collectively, "Pelikan Artline") that was not already owned by the Company.

(2)Operating income for the years 2020, 2019, 2018, 2017, and 2016 was impacted by restructuring charges of $10.9 million, $12.0 million, $11.7 million, $21.7 million, and $5.4 million, respectively. Such charges were largely employee severance related, and were principally associated with post-merger integration activities following various acquisitions.

(3)On January 1, 2018, we adopted the accounting standard ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The new standard required presentation of all components of net periodic pension and postretirement benefit (income)/costs, other than service costs, in an income statement line item included in "Non-operating (income)/expense." On this basis, the Company restated its operating income for the years 2017, and 2016, which was reduced $8.5 million and $8.2 million, respectively.

(4)Other expense (income), net for the years 2020 and 2019 included income of $1.1 million and $3.3 million, respectively, related to certain Brazilian tax credits. See "Note 19. Commitments and Contingencies - Brazil Tax Credits" to the consolidated financial statements contained in Part II, Item 8. of this report for additional details. Other expense (income), net for the year 2016 included a $28.9 million non-cash gain arising from the Pelikan Artline acquisition due to the revaluation of the previously held equity interest to fair value. Other expense (income), net for the year 2016 was also impacted by incremental charges of $29.9 million related to the refinancing of senior unsecured notes.

(5)In 2017, we recorded a net tax benefit of $25.7 million related to the U.S. Tax Cuts and Jobs Act (the "U.S. Tax Act").

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

The following tables provides a reconciliation of GAAP net sales and net sales change as reported to non-GAAP comparable net sales and comparable net sales change:

	Comparable Net Sales - Year Ended December 31, 2020
		Non-GAAP
	GAAP	Currency		Comparable
(in millions)	Net Sales	Translation	Acquisitions	Net Sales
ACCO Brands North America	$822.1	$(1.0)	$5.8	$817.3
ACCO Brands EMEA	523.9	10.4	1.9	511.6
ACCO Brands International	309.2	(26.0)	16.9	318.3
Total	$1,655.2	$(16.6)	$24.6	$1,647.2

	Amount of Change - Year Ended December 31, 2020 compared to the Year Ended December 31, 2019
	$ Change - Net Sales
		Non-GAAP
	GAAP			Comparable
	Net Sales	Currency		Net Sales
(in millions)	Change	Translation	Acquisitions	Change
ACCO Brands North America	$(144.7)	$(1.0)	$5.8	$(149.5)
ACCO Brands EMEA	(45.4)	10.4	1.9	(57.7)
ACCO Brands International	(110.4)	(26.0)	16.9	(101.3)
Total	$(300.5)	$(16.6)	$24.6	$(308.5)

	% Change - Net Sales
		Non-GAAP
	GAAP			Comparable
	Net Sales	Currency		Net Sales
	Change	Translation	Acquisitions	Change
ACCO Brands North America	(15.0)%	(0.1)%	0.6%	(15.5)%
ACCO Brands EMEA	(8.0)%	1.8%	0.3%	(10.1)%
ACCO Brands International	(26.3)%	(6.2)%	4.0%	(24.1)%
Total	(15.4)%	(0.8)%	1.3%	(15.9)%

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

INTRODUCTION

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements of ACCO Brands Corporation and the accompanying notes contained in Item 8. of this report. The following discussion and analysis are for the year ended December 31, 2020, compared with the same period in 2019 unless otherwise stated. For a discussion and analysis of the year ended December 31, 2019, compared with the same period in 2018, please refer to "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in Part II, Item 7. of our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission (the "SEC") on February 27, 2020.

Overview of the Company

ACCO Brands designs, markets, and manufactures well-recognized consumer, school, technology and office products. Our widely known brands include AT-A-GLANCE®, Barrilito®, Derwent®, Esselte®, Five Star®, Foroni®, GBC®, Hilroy®, Kensington®, Leitz®, Marbig®, Mead®, NOBO®, PowerA®, Quartet®, Rapid®, Rexel®, Swingline®, Tilibra®, TruSens® and Wilson Jones®. Approximately 75 percent of our sales come from brands that occupy the No. 1 or No. 2 position in the product categories in which we compete. Our top 12 brands represented $1.3 billion of our 2020 net sales. We distribute our products through a wide variety of retail and commercial channels to ensure that our products are readily and conveniently available for purchase by consumers and other end-users, wherever they prefer to shop. These channels include mass retailers, e-tailers, discount, drug/grocery and variety chains; warehouse clubs; hardware and specialty stores; independent office product dealers; office superstores; wholesalers; contract stationers, technology specialty businesses, and our direct-to-consumer channel. Our products are sold primarily in the U.S., Europe, Brazil, Australia, Canada, and Mexico. For the year ended December 31, 2020, approximately 44 percent of our net sales were in the U.S.

ACCO Brands is in the midst of a substantive transformation of its business. Today we are a global enterprise focused on developing innovative branded consumer and technology products for use in businesses, schools, and homes. Sales in the commercial channels have been declining for several years, and customers within the channel have been consolidating. Therefore, we have refocused our business to sell more in the mass merchant, e-commerce and technology channels to increase growth and profitability and to reduce reliance on declining customers and commoditized product categories. The commercial channel was also significantly impacted by COVID-19 in 2020. As a result of both of these factors, our top five customers represented 34 percent of our sales in 2020, compared with 43 percent in 2016.

We have been strategically transforming our business to be more consumer- and brand-centric, product differentiated, and geographically diverse. We are successfully achieving this transformation through both organic initiatives and acquisitions. Organically, we have grown our Kensington® computer accessories offerings and entered the wellness category with TruSens® branded air purifiers, which we plan to expand over the next few years. ACCO remains a leading supplier of school products, including our top-selling Five Star® line of school notebooks, laminating machines, and stapling and punching products, among others. We have refreshed most of our line of shredders in EMEA over the past three years, improving consumer designs. This refresh includes a new line of personal shredders to capitalize on the work-from-home environment. Shredder sales have remained strong, and we plan to leverage our platforms globally. During 2020, EMEA also launched organization and storage products for home offices under the Leitz® WOW and Leitz® Cosy brands.

Our approach to acquisitions has been focused on consolidation, geographic expansion, and adjacency opportunities that meet our strategic and financial criteria. Strategically, we are focusing on categories or geographies that provide opportunities for growth, leading brands, and channel diversity. We have made five acquisitions over the past five years. These acquisitions have meaningfully expanded our portfolio of well-known brands, enhanced our competitive position from both a product and channel perspective, and added scale to our operations. As a result, our foreign businesses contributed over half of our sales in 2020, up from 43 percent in 2016.

Our most recent acquisition of PowerA in late 2020 is about accelerating growth and entering into an attractive consumer product adjacency of third-party video game controllers, power charging stations, and headsets. The addition of PowerA will meaningfully improve our organic sales growth and profitability and increase our presence in faster growing mass and e-commerce channels. PowerA is expected to provide strong double-digit sales growth in the U.S., as well as opportunities for expansion internationally, particularly in Europe. It greatly advances our strategic shift toward consumer, school and technology products as more than half of our sales will now come from these product categories, which offer faster growing demand. On a pro forma basis, including full year PowerA sales for 2020, computer and gaming products would represent approximately 22 percent of our sales.

Our leading product category positions provide the scale to invest in marketing and product innovation to drive profitable growth. We now expect to grow in mature markets in consumer, technology, and adjacent categories driven by new product development. We will also continue to grow in emerging markets once the impact of COVID-19 subsides in Latin America and parts of Asia, the Middle East, and Eastern Europe. In all of our markets, we see opportunities for sales growth through share gains, channel and geographic expansion, and product enhancements.

We generate strong operating cash flow, and will continue to leverage our cost structure through acquisitions, synergies and productivity savings to drive long-term profit and operating cash flow improvement.

Overview of 2020 Performance

As used in this Annual Report on Form 10-K, "COVID-19 impacts" include the operational, financial, and other effects on ACCO Brands, our customers and end users of our products, of school and business closures, work from home, remote and hybrid learning, government orders and manufacturing, distribution, supply chain and other disruptions resulting from COVID-19, and the actions ACCO Brands, our customers and end users have taken in response to the pandemic, including actions we have taken to manage our inventory and credit risk under the circumstances.

The COVID-19 impacts on our business have varied and continue to vary significantly by geographic region and country depending upon a range of factors, including how seriously the pandemic is affecting public health in the country and whether and to what degree businesses and schools are open, the general seasonality of our business in that country, the nature and level of government support, and the channel structure. During 2020, all segments were impacted by COVID-19, but EMEA experienced lower impacts and our International segment experienced, and continues to experience, the highest impacts, largely in Latin America due to the seriousness of the pandemic and the dependence of our Brazilian and Mexican businesses on the sale of school products. Many schools and offices in Latin America have been closed since the onset of the pandemic and access to online learning is limited. In North America, following good sell-in of back-to-school products in the second quarter, our third quarter sales were adversely affected by weaker sell-out.

Our net sales declined $300.5 million, or 15.4 percent in 2020 primarily from COVID-19 impacts. Those impacts vary based upon the channel.

Channel	% change vs. 2019
Commercial/B2B	(25)%
Retail/Mass	(15)%
E-tail/D2C	17%
Tech specialist	31%
Total sales (excluding PowerA)	(16)%

Operating income declined 42.7 percent, primarily due to the lower sales, partially offset by Company-wide cost reductions and government assistance in certain countries, generally in return for maintaining employment, pay and benefits. Foreign exchange had a minimal impact on sales. From a net profit perspective, foreign exchange was unfavorable by $0.8 million.

Operating cash inflow for 2020 was $119.2 million compared with last year's operating cash inflow of $203.9 million. The $84.7 million year-over-year difference was due to lower net income. Operating cash flow in 2020 was used to fund:

(in millions)	Use of Cash
Debt repayments	$51.3
Share repurchases	16.3
Dividends	24.6
Capital expenditures	15.3
Increase in cash on hand	8.8
Debt issuance cost	3.2

COVID-19 Impact

COVID-19 and the actions being taken by national, state and local governments, businesses, schools and others to address it (including work from home, quarantines, travel restrictions, business and school closures, remote and hybrid learning, and cancellations of, and limitations on, public gatherings) have caused and continue to cause significant disruptions to normal business operations and have had, and are expected to continue to have, significant adverse impacts on our customers and end-users worldwide. Similarly, our business, sales, earnings, and results of operations have been and will continue to be materially adversely affected by these events, as well as the current and expected continued negative impact on the global economy. We expect that uncertainties regarding when the risks of the pandemic will subside and how geographies, distribution channels and consumer behaviors will evolve over time in response to the pandemic will continue. We expect the Company to be in a stronger competitive position after the pandemic because of our strong brands, more diversified and healthier channels, investments in innovative products, solid financial position, and disciplined execution.

We are assessing likely changes to consumer behavior post pandemic and will continue to adjust our business and product strategy to align with evolving consumer preferences. These consumer changes will likely include: more purchases through online and convenience channels and less through specialty channels; more working, education, and playing at home; more awareness of physical and mental health issues and searching for ways to improve both; and more emphasis on local products and services.

These consumer behavior modifications are likely to lead us to: continue to develop and improve our direct to consumer capabilities; make additional investments in such product categories as wellness, video gaming, computer accessories, school, arts and crafts, and other products for working, education and playing from home; change colorways from office to home colors; and implement smaller pack sizes to facilitate efficient shipments of consumer-sized product quantities.

Health and Safety of Our People

Our top priority is the health and safety of our employees and we continue to follow the modified operating procedures we implemented in 2020 to address their safety. We will continue to modify our operations based on local conditions and consistent with government mandates regarding employee health and safety.

Since the onset of the pandemic, most of our office and administrative employees continued to work from home, but many employees outside North America, particularly in EMEA and Australia, began returning to work in our offices. We have implemented modifications to our normal office procedures similar to those used at our plants and distribution facilities to protect the health and safety of our employees returning to our office locations.

Facilities and Supply Chain

During the first quarter of 2020, COVID-19 impacted our Chinese supply chain, which resulted in some product availability issues that were resolved early in the second quarter. We had no significant supply chain issues in meeting our back-to-school orders in North America. Throughout 2020, we continued manufacturing and shipping at reduced levels based on lower demand in our North America and International segments.

During the fourth quarter, we experienced disruption in our supply chain due to a shortage of available ocean shipping containers in China, as well as delays at ports of arrival due to labor shortages and inefficiencies resulting from the impact of COVID-19. We expect they will continue to affect our supply chain in 2021. This resulted in a lack of product availability, higher inbound freight costs, and customer fines for late deliveries. It remains uncertain when these supply chain impacts will be resolved and to what extent they may negatively impact sales. There can be no assurance that there will not be future disruptions as a result of COVID-19.

Cost Reductions

To begin to address the financial impact of the pandemic on our results of operations, we initially implemented temporary cost-cutting initiatives to better align our cost structure with the expected decline in 2020 sales. Effective July 1, 2020, we reinstated employee salaries, which had been reduced as one of the temporary measures taken early in the year. Most employees have returned from temporary furloughs, and 2020 merit increases originally scheduled for April took effect in December. However, suspension of matching contributions for the U.S. 40l(k) continued through year end, but were reinstated for 2021. Likewise, actions to reduce discretionary spending, delay hiring and curtail non-essential capital spending remain in effect and we continue to manage the number of employees working in our manufacturing and distribution facilities based upon demand. Finally, we implemented more permanent structural changes that are necessary in light of the anticipated longer-term impacts of COVID-19 on our business. Our worldwide headcount was down approximately 900 people, or 13 percent, compared with year end 2019. These cost reduction actions, when combined with our normal productivity savings, reduced costs approximately $83.0 million for the year. We continue to evaluate the impact of COVID-19 on our business and expect to make additional structural changes and take associated restructuring charges.

Where we qualify, we have taken full advantage of government assistance available to employers in the countries outside the U.S. Most of this assistance is designed to encourage and enable companies to sustain employment, including pay and working conditions of employees, by providing cash benefits to employers. During 2020, we received $8.6 million in government assistance to offset the payroll and other costs of retaining our employees. This assistance was accounted for on a cash-received basis. As the pandemic appears to be abating in some regions, these government assistance programs are being reduced or eliminated and there can be no assurance that government assistance programs will continue or that we will continue to meet the performance criteria to obtain benefits.

There can be no assurance that these cost-savings measures, and any additional cost-savings measures we may implement in the future, will be sufficient to offset the current and future adverse financial impacts of COVID-19 on our business, results of operation or financial condition.

Working Capital

We are monitoring our working capital, including accounts receivable and inventory. We have and are continuing to experience an increased level of late payments and potential bad debts in certain geographies as our customers deal with the COVID-19 impacts on their businesses. In 2020, our bad debt expense was $8.4 million, $7.1 million higher than in 2019. We are actively managing our receivables and have restricted and will continue to restrict our own sales if necessary to mitigate our risk. In addition, the drop in demand has increased the need to make additional provisions for slow moving inventory. In 2020, we had a $16.9 million charge for inventory provisions, $1.2 million higher than in the prior year. The higher charge is a result of a combination of $4.0 million for additional slow moving inventory, partly offset by $3.0 million lower dated product provisions that mainly impacted the North America segment. We anticipate that these trends for increased bad debt and inventory provisions will continue.

Outlook

For 2021, we expect the business impacts from COVID-19 will continue to vary significantly by geographic region and country depending upon a range of factors, including how seriously the pandemic is affecting public health in the country and whether and to what degree businesses and schools are open, the general seasonality of our business in that country, the nature and level of government support, and the channel structure.

We have limited visibility into 2021, but excluding PowerA, which will benefit each quarter, we expect overall demand in the first quarter to be down relative to 2020, especially for commercial products and for back-to-school products in Latin America. There is great uncertainty as to how the recent variants in COVID-19 will impact potential sales outcomes for 2021 and beyond. We are hopeful that as mass vaccinations roll out, we will see reduced impacts from COVID-19, particularly in the second half of 2021. For North America, we anticipate the first half sell-in for back-to-school products will be lower than 2020 due to customers having inventory remaining from 2020; however, we anticipate a stronger sell-out in the second half of 2021 as we expect children will return to in-person education. We also anticipate an increase in our sales of commercial products when more employees return to their offices. For Latin America, while we anticipate some additional return to schools and offices in 2021, we believe that this will happen gradually and be determined locally. We anticipate a continued improvement in comparable year-on-year seasonal demand that will vary by channel and geography, from the second quarter of 2021 into 2022.

We expect that the pandemic will continue to materially and adversely affect our business, sales, and results of operations for some time, but we cannot reasonably estimate its financial impact at this time. We are also uncertain as to the magnitude of the longer-term impact on our results of operations, financial condition, liquidity, customers, consumers, suppliers, industry and employees. Even after the pandemic has subsided, we may experience materially adverse impacts on our business due to any resulting economic recession or depression, a change in the competitive landscape or changes in the behavior of customers, consumers and other end users.

Acquisitions

PowerA Acquisition

Effective December 17, 2020, we completed the acquisition (the "PowerA Acquisition") of PowerA, a leading provider of third-party video gaming console accessories in North America. The preliminary purchase price was $340.0 million, plus an additional earnout of up to $55.0 million in cash, and is subject to working capital and other adjustments. The earn-out is contingent upon PowerA achieving one and two year sales and profit growth objectives. The results of PowerA are included in all three of the Company's segments effective December 17, 2020.

Indústria Gráfica Foroni Ltda. Acquisition

Effective August 1, 2019, we completed the acquisition (the "Foroni Acquisition") of Indústria Gráfica Foroni Ltda. ("Foroni"), a leading provider of Foroni® branded notebooks and paper-based school and office products in Brazil. The purchase price was $41.5 million, inclusive of working capital adjustments. We also assumed $7.6 million of debt. The Foroni Acquisition increased our share of the back-to-school market in Brazil. The results of Foroni are included in the ACCO Brands International segment effective August 1, 2019.

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

Operating Segments

The Company has three operating business segments, each of which is comprised of different geographic regions. The Company's three operating segments are as follows:

Operating Segment	Geography	Primary Brands	Primary Products
ACCO Brands North America	United States and Canada	Five Star®, Quartet®, AT-A-GLANCE®, GBC®, Swingline®, Kensington®, Mead®, Hilroy® and PowerA®	Computer and gaming accessories, school products, planners, storage and organization (3-ring binders), dry erase boards, laminating, binding, stapling and punching products.

ACCO Brands EMEA	Europe, Middle East and Africa	Leitz®, Rapid®, Esselte®, Kensington®, Rexel® GBC®, NOBO®, Derwent® and PowerA®	Storage and organization products (lever-arch binders, sheet protectors, indexes), computer and gaming accessories, stapling, punching, laminating, shredding, do-it-yourself tools, dry erase boards and writing instruments

ACCO Brands International	Australia/N.Z., Latin America and Asia-Pacific	Tilibra®, GBC®, Barrilito®, Foroni®, Marbig®, Kensington®, Artline®*, Wilson Jones®, PowerA®, Quartet®, Spirax® and Rexel® *Australia/N.Z. only	School notebooks, storage and organization products (binders, sheet protectors and indexes), laminating, shredding, writing and arts products, janitorial supplies, dry erase boards and stapling and punching products

Each business segment designs, markets, sources, manufactures, and sells recognized consumer, technology and other end-user demanded branded products used in businesses, schools, and homes. Product designs are tailored to end-user preferences in each geographic region, and where possible, leverage common engineering, design, and sourcing.

Our product categories include computer and gaming accessories; storage and organization; notebooks; laminating, shredding, and binding machines; calendars; stapling; punching; dry erase boards; and do-it-yourself tools, among others. Our portfolio includes both globally and regionally recognized brands.

We distribute our products through a wide variety of retail and commercial channels to ensure that our products are readily and conveniently available for purchase by consumers and other end-users, wherever they prefer to shop. These channels include mass retailers, e-tailers, discount, drug/grocery and variety chains, warehouse clubs, hardware and specialty stores, independent office product dealers, office superstores, wholesalers, contract stationers, and specialist technology businesses. We also sell directly to commercial and consumer end-users through e-commerce sites and our direct sales organization.

Foreign Exchange Rates

Approximately 56 percent of our net sales for the year ended December 31, 2020, were transacted in a currency other than the U.S. dollar. Additionally, we source approximately 60 percent of our products mainly from China, Vietnam and other Far Eastern countries using U.S. dollars. As a result, the sales, profitability and cash flow of our foreign operations which transact business in their local currency are affected by the fluctuation in foreign currency rates relative to the U.S. dollar.

Foreign exchange rates for the currencies in most of our major markets have fluctuated during the year relative to the U.S. dollar from prior-year periods. Most currencies declined in the first half of 2020, but several of our important markets local currencies strengthened versus the U.S. dollar during the second half. The weighted average impact on sales and net income were both adverse despite there being a small benefit to operating income. Changes to average exchange rates for principal currencies are detailed below:

2020 Average Versus 2019 Average
Currency	Increase/(Decline)
Euro	2%
Brazilian real	(23)%
Australian dollar	(1)%
Canadian dollar	(1)%
Mexican peso	(10)%
Swedish krona	3%
British pound	1%
Japanese yen	2%

Consolidated Results of Operations for the Years Ended December 31, 2020 and 2019

	Year Ended December 31,		Amount of Change
(in millions, except per share data)	2020(1)	2019(2)	$	%/pts
Net sales	$1,655.2	$1,955.7	$(300.5)	(15.4)%
Cost of products sold	1,162.8	1,322.2	(159.4)	(12.1)%
Gross profit	492.4	633.5	(141.1)	(22.3)%
Gross profit margin	29.7%	32.4%		(2.7)	pts
Selling, general and administrative expenses	336.3	389.9	(53.6)	(13.7)%
SG&A % to net sales	20.3%	19.9%		0.4	pts
Amortization of intangibles	32.8	35.4	(2.6)	(7.3)%
Restructuring charges	10.9	12.0	(1.1)	(9.2)%
Operating income	112.4	196.2	(83.8)	(42.7)%
Operating income margin	6.8%	10.0%		(3.2)	pts
Interest expense	38.8	43.2	(4.4)	(10.2)%
Interest income	(1.0)	(3.2)	(2.2)	(68.8)%
Non-operating pension income	(5.6)	(5.5)	0.1	1.8%
Other expense (income), net	1.6	(1.8)	3.4	NM
Income before income tax	78.6	163.5	(84.9)	(51.9)%
Income tax expense	16.6	56.7	(40.1)	(70.7)%
Effective tax rate	21.1%	34.7%		(13.6)	pts
Net income	62.0	106.8	(44.8)	(41.9)
Weighted average number of diluted shares outstanding:	96.1	101.0	(4.9)	(4.9)%
Diluted income per share	$0.65	$1.06	$(0.41)	(38.7)%
Comparable net sales	$1,647.2	$1,955.7	$(308.5)	(15.9)%
(1)    The Company acquired PowerA effective December 17, 2020; the results of PowerA are included as of that date.
(2)    The Company acquired Foroni effective August 1, 2019; the results of Foroni are included as of that date.

Net Sales

For the year ended December 31, 2020, net sales decreased primarily due to lower demand resulting from COVID-19 impacts in all three segments, primarily from office and school closures and a general economic slowdown. Adverse foreign exchange contributed $16.6 million, or 0.8 percent, to the decline. Net sales benefited from the PowerA and Foroni Acquisitions, which collectively added $24.6 million.

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

For the year ended December 31, 2020, the PowerA and Foroni Acquisitions added $21.8 million, or 1.6 percent. Foreign exchange reduced cost of products sold $13.8 million, or 1.0 percent. Excluding both acquisitions and foreign exchange, cost of products sold decreased, primarily due to lower comparable sales, which were partly offset by higher costs. The higher costs resulted from inflation and inefficiencies related to lower volume, both of which were partially offset by expense reductions and $3.4 million in government assistance, primarily provided in return for maintaining employment and wages.

Gross Profit

For the year ended December 31, 2020, foreign exchange reduced gross profit $2.8 million, or 0.4 percent, and the acquisitions contributed $2.8 million, or 0.4 percent. Excluding the acquisitions and foreign exchange, gross profit decreased primarily due to lower comparable sales and inefficiencies related to lower volume.

For the year ended December 31, 2020, gross profit as a percent of net sales decreased 270 basis points. Gross profit margin declined in all segments, primarily due to an unfavorable customer and product mix and lower fixed cost absorption.

Selling, General and Administrative expenses

Selling, general and administrative expenses ("SG&A") include advertising, marketing, selling (including commissions), research and development, customer service, depreciation related to assets outside the manufacturing and distribution processes, and all other general and administrative expenses outside the manufacturing and distribution functions (e.g., finance, human resources, information technology).

For the year ended December 31, 2020, foreign exchange reduced SG&A $3.9 million, or 1.0 percent, and the acquisitions added $7.4 million, or 1.9 percent, including $4.4 million of integration and transaction costs. The prior-year period included $2.3 million in integration costs related to prior acquisitions. Excluding the acquisitions, integration and transaction costs, and foreign exchange, SG&A benefited from cost reductions and lower incentive accruals, partly offset by increases for bad debts. We received $5.2 million in government assistance, primarily provided in return for maintaining employment and wages.

For the year ended December 31, 2020, SG&A as a percentage of net sales increased, primarily due to lower net sales.

Restructuring Charges

For the year ended December 31, 2020, restructuring charges were $10.9 million. Costs associated with severance expense in North America were $6.2 million. The remainder of the severance charges were primarily in Brazil, Mexico, and Australia. Lease abandonment charges were $1.5 million related to facilities in North America. The prior-year charges were related to severance costs associated with changes in the operating structure of our North America and International segments.

Operating Income

For the year ended December 31, 2020, operating income decreased, primarily due to lower net sales from COVID-19 impacts, which were partially offset by cost reductions. Foreign exchange benefited operating income $1.5 million, or 0.8 percent. Foroni contributed a loss of $2.7 million and PowerA added operating income of $0.4 million.

Interest Expense and Income

For the year ended December 31, 2020, the decrease in interest expense was primarily due to lower average debt outstanding and lower interest rates on our variable rate debt. The decrease in interest income was primarily due to lower cash balances being held in Brazil.

Other Expense (Income), Net

Other expense (income), net was an expense of $1.6 million compared with income of $1.8 million in 2019. The increase in expense was primarily due to the higher foreign exchange loss in 2020 and a lower benefit from using our Brazilian operating tax credits.

Income Tax Expense

For the year ended December 31, 2020, we recorded income tax expense of $16.6 million on income before taxes of $78.6 million for an effective tax rate of 21.1 percent. The decrease in the effective rate versus 2019 was primarily due to an increase in reserves for uncertain tax positions in the prior year, the election to exclude high-taxed intangible income from the global intangible low-taxed income ("GILTI") computation, and beneficial adjustments to deferred taxes resulting from statutory tax rate changes.

For the year ended December 31, 2019, the high effective tax rate was primarily due to $5.6 million in additional reserves for uncertain tax positions in connection with the Brazil Tax Assessments that were recorded in the first quarter of 2019.

See "Note 12. Income Taxes - Brazil Tax Assessments" to the condensed consolidated financial statements contained in Part II, Item 8. of this report for additional details.

Net Income/Diluted Income per Share

For the year ended December 31, 2020, net income decreased primarily due to lower operating income. Foreign exchange decreased net income $0.8 million, or 0.7 percent. Diluted income per share benefited from fewer outstanding shares.

Segment Net Sales and Operating Income for the Years Ended December 31, 2020 and 2019

ACCO Brands North America

	Year Ended December 31,		Amount of Change
(in millions)	2020	2019	$	%/pts
Net sales	$822.1	$966.8	$(144.7)	(15.0)%
Segment operating income(1)	83.0	131.0	(48.0)	(36.6)%
Segment operating income margin	10.1%	13.5%		(3.4)	pts
Comparable net sales (Non-GAAP)(2)	$817.3	$966.8	$(149.5)	(15.5)%
(1)    Segment operating income excludes corporate costs. See "Note 18. Information on Business Segments" to the consolidated financial statements contained in Part II, Item 8. of this report for a reconciliation of total "Segment operating income" to "Income before income tax."
(2) See reconciliation to GAAP, contained in Part II, Item 6. "Supplemental Non-GAAP Financial Measures."

For the year ended December 31, 2020, net sales and comparable sales decreased primarily from lower demand due to COVID-19 impacts. The PowerA acquisition added $5.8 million. Kensington® and TruSens® branded products had strong sales growth. Back-to-school sales for the year were approximately 9.0 percent below 2019 primarily due to a reduction in the total back-to-school market as a result of the pandemic. In addition, sales of private label products and sales to certain retailers decreased. We experienced more severe COVID-19 impacts in our commercial product lines while sales to mass/retail customers decreased mainly due to lower back-to-school sales. Unfavorable foreign exchange reduced net sales $1.0 million, or 0.1 percent.

For the year ended December 31, 2020, operating income and operating margin decreased primarily due to lower sales related to COVID-19 impacts, cost inflation, inefficiencies related to lower volume, unfavorable customer and product mix, and increased reserves for bad debts. Restructuring charges were $7.6 million versus $5.6 million in the prior year. Partially offsetting these items were cost reductions, and $1.7 million in Canadian government assistance, primarily provided in return for maintaining employment and wages.

ACCO Brands EMEA

	Year Ended December 31,		Amount of Change
(in millions)	2020	2019	$	%/pts
Net sales	$523.9	$569.3	$(45.4)	(8.0)%
Segment operating income(1)	51.6	58.6	(7.0)	(11.9)%
Segment operating income margin	9.8%	10.3%		(0.5)	pts
Comparable net sales (Non-GAAP)(2)	511.6	$569.3	$(57.7)	(10.1)%

For the year ended December 31, 2020, net sales and comparable sales decreased primarily from lower demand due to COVID-19 impacts. The PowerA acquisition added $1.9 million. Favorable foreign exchange increased net sales $10.4 million, or 1.8 percent.

For the year ended December 31, 2020, operating income and operating margin declined primarily due to lower sales from COVID-19 impacts, inefficiencies due to lower volume, and higher reserves for inventory and bad debts. Partially offsetting these items were cost reductions and $2.8 million in government assistance, primarily provided in return for maintaining employment and wages. Foreign exchange benefited operating income $2.6 million, or 4.4 percent.

ACCO Brands International

	Year Ended December 31,		Amount of Change
(in millions)	2020	2019	$	%/pts
Net sales	$309.2	$419.6	$(110.4)	(26.3)%
Segment operating income(1)	15.6	48.5	(32.9)	(67.8)%
Segment operating income margin	5.0%	11.6%		(6.6)	pts
Comparable net sales (Non-GAAP)(2)	$318.3	$419.6	$(101.3)	(24.1)%

For the year ended December 31, 2020, net sales and comparable sales decreased primarily as a result of lower demand related to COVID-19 impacts. The Foroni and PowerA acquisitions contributed $16.9 million, or 4.0 percent, which was more than offset by unfavorable foreign exchange of $26.0 million, or 6.2 percent.

For the year ended December 31, 2020, foreign exchange decreased operating income $1.0 million, or 2.1 percent. Foroni contributed a loss of $2.7 million. Excluding Foroni and foreign exchange, operating income decreased primarily from lower sales, inefficiencies due to lower demand, and higher bad debt expense. Partially offsetting these factors were cost reductions and $4.1 million in government assistance, primarily provided in return for maintaining employment and wages.

Liquidity and Capital Resources

Our primary liquidity needs are to support our working capital requirements, service indebtedness, fund capital expenditures, and fund acquisitions. Our principal sources of liquidity are cash flows from operating activities, cash and cash equivalents held and seasonal borrowings under our $600 million multi-currency revolving credit facility (the "Revolving Facility"). As of December 31, 2020, there was $332.6 million in borrowings outstanding under the Revolving Facility ($42.2 million reported in "Current portion of long-term debt" and $290.4 million reported in "Long-term debt, net") and the amount available for borrowings was $256.8 million (allowing for $10.6 million of letters of credit outstanding on that date). We maintain adequate financing arrangements at market rates.

We are in a strong financial position with $36.6 million cash on hand and $256.8 million available for borrowings under our Revolving Facility as of the end of 2020. In connection with the PowerA acquisition, effective November 10, 2020, we amended our bank debt maintenance covenant increasing the maximum Consolidated Leverage Ratio by 0.5x for each of the six fiscal quarters beginning March 31, 2021, and ending June 30, 2022. As of December 31, 2020, our Consolidated Leverage Ratio was approximately 4.30x. We have no debt maturities before May 2024.

Given the debt incurred in connection with our acquisition of the PowerA Acquisition, our near-term use of cash will be to fund our dividend and reduce debt. As a result, we currently do not anticipate repurchasing shares of our common stock in 2021. Our long-term strategy remains to deploy cash to fund dividends, reduce debt, make acquisitions and repurchase stock.

The $755.9 million of debt currently outstanding under our senior secured credit facilities has a weighted average interest rate of 2.61 percent as of December 31, 2020, and $375.0 million outstanding principal amount of our senior unsecured notes (the "Senior Unsecured Notes") has a fixed interest rate of 5.25 percent.

Summary of Cash Flow by Quarter and Full-Year for 2020 and 2019:

	2020
(in millions)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Full Year
Net cash (used) provided by operating activities:	$(25.2)	$(42.3)	$89.3	$97.4	$119.2

Net cash (used) by investing activities:	(6.3)	(2.0)	(2.9)	(343.5)	(354.7)

Net cash provided (used) by financing activities:	99.2	79.3	(129.9)	196.1	244.7
Effect of foreign exchange rate changes on cash and cash equivalents	(2.1)	0.4	0.5	0.8	(0.4)
Net increase (decrease) in cash and cash equivalents	$65.6	$35.4	$(43.0)	$(49.2)	$8.8

	2019
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Full Year
Net cash provided (used) by operating activities:	$(61.3)	$(54.4)	$190.8	$128.8	$203.9

Net cash (used) by investing activities:	(12.5)	(7.1)	(49.5)	(10.5)	(79.6)

Net cash (used) provided by financing activities:	107.6	54.3	(196.0)	(129.3)	(163.4)
Effect of foreign exchange rate changes on cash and cash equivalents	(0.3)	0.8	(1.7)	1.1	(0.1)
Net increase (decrease) in cash and cash equivalents	$33.5	$(6.4)	$(56.4)	$(9.9)	$(39.2)

Because of the seasonality of our business, we typically generate much of our cash flow from operating activities in the third and fourth quarters, as accounts receivable are collected, and we typically use cash in the second quarter to fund working capital in order to support the North America back-to-school season. We experienced this seasonality pattern in 2020. However, we had a different cash flow pattern in 2019, with a large operating cash outflow in the first quarter and a smaller outflow in the second quarter, which resulted from our decision to purchase raw materials and finished goods inventory for the 2019 year in late 2018 to secure supply and partially mitigate the effect of anticipated inflation and tariffs. As expected and as shown above, in the third quarter of 2019 we generated significantly higher operating cash inflow than we did in 2020, due to payments for inventory having been made in earlier quarters in 2019 versus 2020. We expect our cash flow in 2021 to largely follow the timing patterns we saw in 2020, except that PowerA will use cash in the first quarter and will contribute in the later quarters.

Consolidated cash and cash equivalents were $36.6 million as of December 31, 2020, approximately $12.6 million of which was held in Brazil. Our Brazilian business is highly seasonal due to the timing of the back-to-school season, which coincides with the calendar year-end in the fourth quarter. Due to various tax laws, it is costly to transfer short-term working capital in and out of Brazil; therefore, our normal practice is to hold seasonal cash requirements in Brazil, and invest in short-term Brazilian government securities.

Debt

Recent Amendments

On May 1, 2020, the Company entered into a Third Amendment (the "Third Amendment") to the Credit Agreement (the "Credit Agreement"), dated as of January 27, 2017, among the Company, certain subsidiaries of the Company, Bank of America, N.A., as administrative agent, and the other lenders party thereto. Pursuant to the Third Amendment, the Credit Agreement was amended to, among other things:

•increase the maximum Consolidated Leverage Ratio (as defined in the Credit Agreement, as amended) from 3.75:1.00 to 4.75:1.00, stepping back down to 3.75:1.00 for the first fiscal quarter ending after June 30, 2021;

•amend the pricing based on the Company’s Consolidated Leverage Ratio, with a scaled increase in fees, effective May 1, 2020:

•reduce the Company’s capacity to incur certain other indebtedness, and impose additional limitations on certain restricted payments (other than dividends) and permitted acquisitions; and

•require that the Company pay down any amounts on the Revolving Facility when cash and cash equivalents of the loan parties exceed $100.0 million.

In connection with the PowerA Acquisition, effective November 10, 2020, the Company entered into a Fourth Amendment (the "Fourth Amendment") to the Credit Agreement, among the Company, certain subsidiaries of the Company, Bank of America, N.A., as administrative agent, and the other lenders party thereto. Pursuant to the Fourth Amendment, the Credit Agreement was amended to, among other things:

•provide flexibility under the permitted acquisition provisions to accommodate the acquisition of PowerA;

•further amend the maximum Consolidated Leverage Ratio financial covenant by 0.50:1.00 from current levels for each of the six fiscal quarters beginning March 31, 2021 and ending June 30, 2022, as follows:

Quarter Ended	Maximum Consolidated Leverage Ratio
March 2021	5.25:1.00
June 2021	5.25:1.00
September 2021	4.75:1.00
December 2021	4.25:1.00
March 2022	4.25:1.00
June 2022	4.25:1.00
September 2022 and thereafter	3.75:1.00

•exempt the borrowings made under the Credit Agreement, as amended, to fund the PowerA Acquisition from the Credit Agreement’s anti-cash hoarding clause.

Under the Fourth Amendment, pricing is locked at LIBOR plus 2.50 percent from the date of closing of the PowerA Acquisition until the Company publishes its financial results for the fiscal quarter ending March 31, 2021, and is subject to the existing leverage-based pricing grid thereafter.

Financial Covenants

As of December 31, 2020, our Consolidated Leverage Ratio was approximately 4.30 to 1.00 versus our maximum covenant of 4.75 to 1.00. Our Interest Coverage Ratio was approximately 5.44 to 1.00 versus the minimum financial covenant of 3.00 to 1.00.

Other Covenants and Restrictions

The Credit Agreement, as amended, contains customary affirmative and negative covenants as well as events of default, including payment defaults, breach of representations and warranties, covenant defaults, cross-defaults, certain bankruptcy or insolvency events, certain ERISA-related events, changes in control or ownership and invalidity of any loan document. The Credit Agreement, as amended, also establishes limitations on the aggregate amount of Permitted Acquisitions and Investments (each as defined in the Credit Agreement, as amended) that the Company and its subsidiaries may make during the term of the Credit Agreement, as amended.

As of and for the periods ended December 31, 2020 and December 31, 2019, the Company was in compliance with all applicable loan covenants under its senior secured credit facilities and the Senior Unsecured Notes.

Guarantees and Security

Generally, obligations under the Credit Agreement, as amended, are guaranteed by certain of the Company's existing and future subsidiaries, and are secured by substantially all of the Company's and certain guarantor subsidiaries' assets, subject to certain exclusions and limitations.

For further information, see "Note 4. Long-term Debt and Short-term Borrowings" to the consolidated financial statements contained in Item 8. of this report.

Restructuring and Integration Activities

From time to time the Company may implement restructuring, realignment or cost-reduction plans and activities, including those related to integrating acquired businesses.

During the year ended December 31, 2020, the Company recorded $10.9 million in restructuring expenses: $7.6 million of restructuring expense for our North America segment, $0.6 million for our EMEA segment, $2.6 million for our International segment, and $0.1 million for Corporate. Restructuring charges primarily related to severance costs associated with cost reduction programs in North America, Mexico, Brazil, EMEA and Australia. For further information, see "Note 11. Restructuring" to the consolidated financial statements contained in Item 8. of this report.

In addition, during the year ended December 31, 2020, the Company recorded an aggregate $4.4 million in integration and transaction expenses related to the acquisitions of PowerA and Foroni.

Cash Flow for the Years Ended December 31, 2020 and 2019

Cash Flow from Operating Activities

Cash provided by operating activities during the year ended December 31, 2020 was $119.2 million, a reduction of $84.7 million compared to cash provided by operating activities of $203.9 million during the year ended December 31, 2019. The reduction of $84.7 million included a reduction of net income of $44.8 million, $46.3 million of additional cash used for paying accrued expenses, including income taxes, partially offset by an increase in cash provided by net working capital of $11.2 million.

The table below shows our cash flow provided (used) by accounts receivable, inventories and accounts payable for the years ended December 31, 2020 and 2019:

	Year Ended December 31,		Amount of Change
(in millions)	2020	2019
Accounts receivable	$101.6	$(14.8)	$116.4
Inventories	2.2	71.4	(69.2)
Accounts payable	(68.8)	(32.8)	(36.0)
Cash flow provided by net working capital	$35.0	$23.8	$11.2

•Accounts receivable was a source of cash of $101.6 million in 2020, a favorable change of $116.4 million compared to a use of cash of $14.8 million in the prior year. The $116.4 million improvement resulted primarily from the collection of 2019 receivables in early 2020 and the impact of lower sales in 2020 due to COVID-19, compared to a use of cash in the year ended December 31, 2019. Accounts receivable was a use of cash during 2019 primarily because of the receivable balance being $25.3 million higher at the end of 2019 compared to the end of 2018.
•Inventories was a source of cash of $2.2 million during the year ended December 31, 2020, an unfavorable change of $69.2 million when compared with the $71.4 million cash provided during the year ended December 31, 2019. This was due to the Company acquiring inventory during the fourth quarter of 2018 that would normally be acquired during 2019 in order to secure supply and to partially reduce anticipated inflation and import tariffs that went into effect during 2019. Higher levels of inventory during the year ended December 31, 2020 were primarily due to lower sales volume due to COVID-19 impacts.
•Accounts payable was a use of cash of $68.8 million during the year ended December 31, 2020, an unfavorable change of $36.0 million when compared to a use of cash of $32.8 million during the year ended December 31, 2019. This was primarily due to higher payables at the end of 2019 that were paid during 2020 and due to lower payables during the year ended December 31, 2020 due to lower demand as a result of COVID-19 impacts.

Cash Flow from Investing Activities

Cash used by investing activities was $354.7 million and $79.6 million for the years ended December 31, 2020, and 2019, respectively. Cash used for capital expenditures was down $17.5 million primarily due to the completion of certain IT projects during 2020. Cash used for acquisitions during 2020 was $339.4 million, which included $340.0 million for the acquisition of PowerA, partially offset by a $0.6 million purchase price reduction for the Foroni Acquisition. During 2019, cash used for the Foroni Acquisition was $41.3 million and cash used for the acquisition of certain assets of the Cumberland brand in Australia was $6.0 million.

Cash Flow from Financing Activities

Cash provided by financing activities was $244.7 million for the year ended December 31, 2020, an increase of $408.1 million, compared with cash used of $163.4 million by financing activities during the prior year. The increase of $408.1 million primarily relates to a reduction of cash used for share repurchases of $46.1 million and an increase in cash provided by our incremental net borrowings of $359.4 million during the year ended December 31, 2020, compared with the prior year.

Capitalization

The Company had 94.9 million and 96.4 million shares of common stock outstanding as of December 31, 2020, and 2019, respectively.

Adequacy of Liquidity Sources

Based on our 2021 business plan and current forecasts, we believe that cash flow from operations, our current cash balance and borrowings available under our Revolving Facility will be adequate to support our requirements for working capital, capital expenditures, dividend payments and debt service for the foreseeable future. Our future operating performance is dependent on many factors, some of which are beyond our control, including prevailing economic, financial and industry conditions. For further information on these risks, see "Part I, Item1A. Risk Factors."

Off-Balance-Sheet Arrangements and Contractual Financial Obligations

The Company does not have any material off-balance-sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Our contractual obligations and related payments by period as of December 31, 2020 were as follows:

(in millions)	2021	2022 - 2023	2024 - 2025	Thereafter	Total
Debt	$76.5	$74.4	$985.7	$—	$1,136.6
Interest on debt(1)	41.4	79.8	33.2	—	154.4
Operating lease obligations(2)	28.6	37.4	23.0	32.0	121.0
Purchase obligations(3)	91.8	2.0	0.2	—	94.0
Transition Toll Tax(4)	3.1	8.8	17.3	—	29.2
Other long-term liabilities(5)	24.8	16.0	16.4	40.7	97.9
Total	$266.2	$218.4	$1,075.8	$72.7	$1,633.1

(1)Interest calculated at December 31, 2020, rates for variable rate debt.
(2)For further information on leases, see "Note 5. Leases" to the consolidated financial statements contained in Item 8. of this report.
(3)Purchase obligations primarily consist of contracts and non-cancelable purchase orders for raw materials and finished goods.
(4)The U.S. Tax Act requires companies to pay a one-time Transition Toll Tax, which is payable over eight years.
(5)Other long-term liabilities consist of estimated expected employer contributions for 2021, along with estimated future payments, for pension and post-retirement plans that are not paid from assets held in a plan trust.

Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at December 31, 2020, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, $45.1 million of unrecognized tax benefits have been excluded from the contractual obligations table above. For further information, see "Note 12. Income Taxes" to the consolidated financial statements contained in Part II Item 8. of this report.

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

For our products, we transfer control and recognize a sale primarily when we either ship the product from our manufacturing facility or distribution center, or upon delivery to a customer specified location depending upon the terms in the customer agreement. In addition, we recognize revenue for private label products as the product is manufactured (or overtime) when a contract has an enforceable right to payment. For consignment arrangements, revenue is not recognized until the products are sold to the end customer.

Customer programs and incentives ("Customer Program Costs") are a common practice in our industry. We incur Customer Program Costs to obtain favorable product placement, to promote sell-through of products and to maintain competitive pricing. The amount of consideration we receive and revenue we recognize is impacted by Customer Program Costs, including sales rebates (which are generally tied to achievement of certain sales volume levels); in-store promotional allowances; shared media and customer catalog allowances; other cooperative advertising arrangements; freight allowance programs offered to our customers; allowances for discounts and reserves for returns. We recognize Customer Program Costs, primarily as a deduction to gross sales, at the time that the associated revenue is recognized. Customer Program Costs are based on management's best estimates using the most likely amount method and is an amount that is probable of not being reversed. In the absence of a signed contract, estimates are based on historical or projected experience for each program type or customer. We adjust our estimate of revenue when the most likely amount of consideration we expect to receive changes.

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

Intangible Assets

Intangible assets are comprised primarily of indefinite-lived and amortizable intangible assets acquired and arising from the application of purchase accounting. Indefinite-lived intangible assets are not amortized, but are evaluated at least annually to determine whether the indefinite useful life is appropriate. Certain of our trade names have been assigned an indefinite life as we currently anticipate that these trade names will contribute cash flows to ACCO Brands indefinitely. Amortizable intangible assets are amortized over their useful lives.

We test indefinite-lived intangibles for impairment annually, during the second quarter, and during any interim period when market or business events indicate there may be a potential adverse impact on a particular intangible. The test may be on a qualitative or quantitative basis as allowed by GAAP. We consider the implications of both external factors (e.g., market growth, pricing, competition, and technology) and internal factors (e.g., product costs, margins, support expenses, and capital investment) and their potential impact on cash flows in both the near and long term, as well as their impact on any identifiable intangible asset associated with the business. Based on recent business results, consideration of significant external and internal factors, and the resulting business projections, indefinite-lived intangible assets are reviewed to determine whether they are likely to remain indefinite-lived, or whether a finite life is more appropriate. In addition, based on events in the period and future expectations, management considers whether the potential for impairment exists. Finite lived intangibles are amortized over 5, 7, 10, 15, 23 or 30 years.

We performed our annual assessment, in the second quarter of 2020, on a qualitative basis, and concluded that it was not more likely than not that the fair value of any indefinite-lived intangibles was less than its carrying amounts. In addition, we have not identified a triggering event through December 31, 2020 that more likely than not would result in impairment.

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

We test goodwill for impairment annually, during the second quarter, or any interim period when market or business events indicate there may be a potential adverse impact on goodwill. As permitted by GAAP, we may perform a qualitative assessment to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative goodwill impairment test as required by GAAP. We performed our annual assessment in the second quarter of 2020, on a qualitative basis, and concluded that it was not more likely than not that the fair value of any reporting unit was less than its carrying amount.

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

Given the current economic environment and the uncertainties regarding its impact on our business, there can be no assurance that our estimates and assumptions made for purposes of our qualitative impairment testing during 2020 will prove to be accurate predictions of the future. If our assumptions regarding forecasted revenue or margin growth rates of certain reporting units are not achieved, we may be required to record impairment charges in future periods, whether in connection with our next annual impairment testing in the second quarter of fiscal year 2021 or prior to that, if a triggering event is identified outside of the quarter when the annual impairment test is performed. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

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

For the ACCO Europe Pension Plan, the Company’s discount rate assumption methodology was based on the yield curve that uses a dataset of bonds with an average AA rating from main ratings agencies. Effective December 31, 2020, we changed our basis to estimate the discount rate assumption to the yield curve that uses a dataset of bonds rated AA by at least one of the main rating agencies, as we determined it better reflects the duration of the plan.

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

Pension income was $2.1 million, $2.5 million and $5.5 million for the years ended December 31, 2020, 2019 and 2018, respectively. Post-retirement income was $0.4 million, $0.2 million and $0.2 million for the years ended December 31, 2020, 2019 and 2018, respectively. The decrease in pension income was due to lower expected rates of return on plan assets in our foreign pension plans.

The weighted average assumptions used to determine benefit obligations for the years ended December 31, 2020, 2019, and 2018 were as follows:

	Pension						Post-retirement
	U.S.			International
	2020	2019	2018	2020	2019	2018	2020	2019	2018
Discount rate	2.6%	3.3%	4.6%	1.2%	1.8%	2.5%	1.9%	2.7%	3.7%
Rate of compensation increase	N/A	N/A	N/A	2.9%	2.9%	3.0%	N/A	N/A	N/A

The weighted average assumptions used to determine net periodic benefit cost for the years ended December 31, 2020, 2019 and 2018 were as follows:

	Pension						Post-retirement
	U.S.			International
	2020	2019	2018	2020	2019	2018	2020	2019	2018
Discount rate	3.2%	4.0%	3.5%	1.6%	2.4%	2.1%	2.7%	3.6%	3.2%
Expected long-term rate of return	7.0%	7.4%	7.4%	4.2%	5.0%	5.0%	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	2.9%	3.0%	2.8%	N/A	N/A	N/A

In 2021, we expect pension income of approximately $5.0 million and post-retirement income of approximately $0.4 million.

A 25-basis point decrease (0.25 percent) in our discount rate assumption would lead to an increase in our pension and post-retirement expense of approximately $0.3 million for 2021. A 25-basis point change in our long-term rate of return assumption would lead to an increase or decrease in pension and post-retirement expense of approximately $1.2 million for 2021.

Pension and post-retirement liabilities of $317.1 million as of December 31, 2020, increased from $283.2 million at December 31, 2019, primarily due to lower discount rate assumptions compared to the prior year. In addition, lower discount rates were the primary reason for the actuarial losses of $78.6 million that were recognized in 2020.

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

See also "Item 1A. Risk Factors."

Foreign Exchange Risk Management

We enter into forward foreign currency contracts to reduce the effect of fluctuating foreign currencies, primarily on foreign denominated inventory purchases and intercompany loans. The majority of the Company’s exposure to local currency movements is in Europe (the Euro, the Swedish krona and the British pound), Brazil, Australia, Canada, and Mexico. Principal currencies hedged against the U.S. dollar include the Euro, Australian dollar, Canadian dollar, Swedish krona, British pound and Japanese yen. Increases and decreases in the fair market values of our forward agreements are expected to be offset by gains/losses in recognized net underlying foreign currency transactions or loans. Notional amounts of outstanding foreign currency forward exchange contracts were $299.0 million and $279.3 million at December 31, 2020, and 2019, respectively. The net fair value of these foreign currency contracts was $(4.5) million and $(1.5) million at December 31, 2020, and 2019, respectively. At December 31, 2020, a 10-percent unfavorable exchange rate movement in our portfolio of foreign currency forward contracts would have reduced our unrealized gains $26.9 million. Consistent with the use of these contracts to neutralize the effect of exchange rate fluctuations, such unrealized losses or gains would be offset by corresponding gains or losses, respectively, in the remeasurement of the underlying transactions being hedged. When taken together, we believe these forward contracts and the offsetting underlying commitments do not create material market risk.

For further information related to outstanding foreign currency forward exchange contracts, see "Note 14. Derivative Financial Instruments" and "Note 15. Fair Value of Financial Instruments" to the consolidated financial statements contained in Item 8. of this report.

Interest Rate Risk Management

Amounts outstanding under the Credit Agreement, as amended, bear interest at a rate per annum equal to the Euro Rate (with a zero percent floor for Euro borrowings and a 1.00 percent floor for USD borrowings), the Australian BBSR Rate, the Canadian BA Rate or the Base Rate, as applicable and as each such rate is defined in the Credit Agreement, as amended, plus an "applicable rate." The applicable rate applied to outstanding Euro, Australian and Canadian dollar denominated loans and Base Rate loans is based on the Company’s Consolidated Leverage Ratio as follows:

Consolidated Leverage Ratio	Applicable Rate on Euro/AUD/CDN Dollar Loans	Applicable Rate on Base Rate Loans	Undrawn Fee
> 4.25 to 1.00	2.75%	1.75%	0.50%
≤ 4.25 to 1.00 and > 4.00 to 1.00	2.50%	1.50%	0.50%
≤ 4.00 to 1.00 and > 3.50 to 1.00	2.25%	1.25%	0.38%
≤ 3.50 to 1.00 and > 3.25 to 1.00	2.00%	1.00%	0.38%
≤ 3.25 to 1.00 and > 3.00 to 1.00	1.75%	0.75%	0.30%
≤ 3.00 to 1.00 and > 2.00 to 1.00	1.50%	0.50%	0.25%
≤ 2.00 to 1.00	1.25%	0.25%	0.20%

As of December 31, 2020, the applicable rate on Euro, Australian and Canadian dollar loans was 2.50 percent and the applicable rate on Base Rate loans was 1.50 percent. Undrawn amounts under the Revolving Facility are subject to a commitment fee rate of 0.20 percent to 0.50 percent per annum, depending on the Company’s Consolidated Leverage Ratio. As of December 31, 2020, the commitment fee rate was 0.50 percent.

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

The following table summarizes information about our major debt components as of December 31, 2020, including the principal cash payments and interest rates.

Debt Obligations

	Stated Maturity Date
(in millions)	2021	2022	2023	2024	2025	Thereafter	Total	Fair Value
Long term debt:
Fixed rate Senior Unsecured Notes, due December 2024	$—	$—	$—	$375.0	$—	$—	$375.0	$385.3
Fixed interest rate				5.25%	—%
Euro Senior Secured Term Loan A, due May 2024	$19.4	$23.3	$27.2	$217.5	$—	$—	$287.4	$287.4
USD Senior Secured Term Loan A, due May 2024	$6.3	$7.5	$8.8	$69.9	$—	$—	$92.5	$92.5
Australian Dollar Senior Secured Term Loan A, due May 2024	$2.9	$3.5	$4.1	$32.9	$—	$—	$43.4	$43.4
U.S. Dollar Senior Secured Revolving Credit Facility, due May 2024	$42.2	$—	$—	$265.0	$—	$—	$307.2	$307.2
Australian Dollar Senior Secured Revolving Credit Facility, due May 2024	$—	$—	$—	$25.4	$—	$—	$25.4	$25.4
Average variable interest rate(1)	3.20%	2.70%	2.70%	3.00%	—%

(1)    Rates presented are as of December 31, 2020.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
ACCO Brands Corporation:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of ACCO Brands Corporation and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes and financial statement schedule II – Valuation and Qualifying Accounts and Reserves (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020 based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013).

The Company completed the PowerA Acquisition during 2020, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, PowerA’s internal control over financial reporting associated with total assets of $31.8 million and total revenues of $7.9 million included in the consolidated financial statements of the Company as of and for the year ended December 31, 2020. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of PowerA.

Change in Accounting Principle

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Evaluation of the write-down of certain finished goods inventory for obsolete and slow-moving items

As discussed in Notes 2 and 8 to the consolidated financial statements, the inventory balance as of December 31, 2020 was $305.1 million. The Company records inventory at the lower of cost (principally first-in, first-out) or net realizable value. The write-down of inventory for obsolete and slow-moving inventory items (OSMI) is recorded based on future product demand for finished goods.

We identified the evaluation of the write-down of certain finished goods inventory for OSMI as a critical audit matter, due to the magnitude of the inventory and the subjective auditor judgment involved in evaluating the Company’s estimate of the OSMI write-down specifically for finished goods inventory. The key assumption used in determining the OSMI write-down for finished goods inventory was future product demand.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s evaluation of the OSMI finished goods inventory write-down process, including controls over the assessment of future product demand. We obtained the OSMI finished goods inventory write-down assessment, and tested that the OSMI write-down was recorded based on future product demand applied to on-hand finished goods inventory. We also analyzed a sample of inventory items to evaluate the forecasted future product demand by comparison of that forecast to historical sales and any known changes that could impact future demand.

Assessment of the fair value of acquired customer relationships and vendor relationships

As discussed in Note 3 and Note 10 to the consolidated financial statements, the Company acquired PowerA on December 17, 2020. The Company accounts for acquired businesses using the acquisition method of accounting by recording assets acquired and liabilities assumed at their respective fair values. As a result of the transaction, the Company acquired customer relationships of $127.6 million and vendor relationships of $87.7 million, the fair values of which are included in intangible assets acquired of $239.7 million. The determination of the acquisition-date fair value of the customer relationships and vendor relationships required the Company to make significant estimates and assumptions regarding (1) future revenue growth rates, (2) future cost of sales and operating expenses, (3) attrition rate, (4) future cash flows without vendor relationships, and (5) discount rates.

We identified the assessment of the fair value of acquired customer relationships and vendor relationships as a critical audit matter. Depending on the asset, the key assumptions included one or more of the following: (1) future revenue growth rates, (2) future cost of sales and operating expenses, (3) attrition rate, (4) future cash flows without vendor relationships, and (5) discount rates. Testing the key assumptions that were used to estimate the fair values of individual assets acquired involved a high degree of subjective auditor judgment.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s intangible asset valuation process, including controls related to the development of the key assumptions discussed above. We evaluated the future revenue growth rates by comparing them to historical compound annual growth rates of PowerA and growth in the industry. We evaluated the future cost of sales and operating expenses as a percentage of revenue compared to PowerA’s historical percentages. We evaluated the future cash flows without vendor relationships by analyzing the time period necessary to re-establish key vendor relationships and the impact to forecasted cash flows. We involved valuation professionals with specialized skills and knowledge who assisted in:

•reperforming the attrition rate analysis using historical revenue by customer and comparing the rate to prior acquisitions,
•evaluating the discount rates by comparing them against discount rate ranges that were independently developed using publicly available data for comparable entities based on its relative risk profile, leveragability, and liquidity.

We have served as the Company’s auditor since 2009.

Chicago, Illinois
February 26, 2021

ACCO Brands Corporation and Subsidiaries
Consolidated Balance Sheets

(in millions)	December 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$36.6	$27.8
Accounts receivable less allowances for discounts and doubtful accounts of $25.5 and $16.4, respectively	356.0	453.7
Inventories	305.1	283.3
Other current assets	30.5	41.2
Total current assets	728.2	806.0
Total property, plant and equipment	657.8	651.7
Less: accumulated depreciation	(416.4)	(384.6)
Property, plant and equipment, net	241.4	267.1
Right of use asset, leases	89.2	101.9
Deferred income taxes	136.5	119.0
Goodwill	827.4	718.6
Identifiable intangibles, net of accumulated amortization of $307.4 and $271.9, respectively	977.0	758.6
Other non-current assets	49.0	17.4
Total assets	$3,048.7	$2,788.6
Liabilities and Stockholders' Equity
Current liabilities:
Notes payable	$5.7	$3.7
Current portion of long-term debt	70.8	29.5
Accounts payable	180.2	245.7
Accrued compensation	41.0	48.5
Accrued customer program liabilities	91.4	99.7
Lease liabilities	22.6	21.8
Other current liabilities	145.2	139.9
Total current liabilities	556.9	588.8
Long-term debt, net of debt issuance costs of $5.5 and $5.6, respectively	1,054.6	777.2
Long-term lease liabilities	76.5	89.8
Deferred income taxes	170.6	177.5
Pension and post-retirement benefit obligations	317.1	283.2
Other non-current liabilities	130.3	98.4
Total liabilities	2,306.0	2,014.9
Stockholders' equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 99,129,455 and 100,412,933 shares issued and 94,942,565 and 96,445,488 outstanding, respectively	1.0	1.0
Treasury stock, 4,186,890 and 3,967,445 shares, respectively	(39.9)	(38.2)
Paid-in capital	1,883.1	1,890.8
Accumulated other comprehensive loss	(564.2)	(505.7)
Accumulated deficit	(537.3)	(574.2)
Total stockholders' equity	742.7	773.7
Total liabilities and stockholders' equity	$3,048.7	$2,788.6
See notes to consolidated financial statements.

ACCO Brands Corporation and Subsidiaries
Consolidated Statements of Income

	Year Ended December 31,
(in millions, except per share data)	2020	2019	2018
Net sales	$1,655.2	$1,955.7	$1,941.2
Cost of products sold	1,162.8	1,322.2	1,313.4
Gross profit	492.4	633.5	627.8
Operating costs and expenses:
Selling, general and administrative expenses	336.3	389.9	392.4
Amortization of intangibles	32.8	35.4	36.7
Restructuring charges	10.9	12.0	11.7
Total operating costs and expenses	380.0	437.3	440.8
Operating income	112.4	196.2	187.0
Non-operating expense (income):
Interest expense	38.8	43.2	41.2
Interest income	(1.0)	(3.2)	(4.4)
Non-operating pension income	(5.6)	(5.5)	(9.3)
Other expense (income), net	1.6	(1.8)	1.6
Income before income tax	78.6	163.5	157.9
Income tax expense	16.6	56.7	51.2
Net income	$62.0	$106.8	$106.7

Per share:
Basic income per share	$0.65	$1.07	$1.02
Diluted income per share	$0.65	$1.06	$1.00

Weighted average number of shares outstanding:
Basic	94.9	99.5	104.8
Diluted	96.1	101.0	107.0

See notes to consolidated financial statements.

ACCO Brands Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(in millions)	2020	2019	2018
Net income	$62.0	$106.8	$106.7
Other comprehensive (loss) income, net of tax:
Unrealized (loss) income on derivative instruments, net of tax benefit (expense) of $1.1, $0.9 and $(0.8), respectively	(2.9)	(2.3)	1.9

Foreign currency translation adjustments, net of tax expense of $(3.3), $(1.3) and $(0.6), respectively	(19.3)	(0.3)	6.2

Recognition of deferred pension and other post-retirement items, net of tax benefit of $10.5, $13.6 and $2.2, respectively	(36.3)	(41.4)	(8.7)
Other comprehensive loss, net of tax	(58.5)	(44.0)	(0.6)

Comprehensive income	$3.5	$62.8	$106.1

See notes to consolidated financial statements.

ACCO Brands Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31,
(in millions)	2020	2019	2018
Operating activities
Net income	$62.0	$106.8	$106.7
Amortization of inventory step-up	—	0.9	0.1
Loss on disposal of assets	0.2	0.7	0.2
Deferred income tax (benefit) expense	(7.6)	8.7	22.7
Depreciation	37.9	34.9	34.0
Amortization of debt issuance costs	2.4	2.3	2.1
Amortization of intangibles	32.8	35.4	36.7
Stock-based compensation	6.5	10.1	8.8
Loss on debt extinguishment	—	0.2	0.3
Other non-cash items	1.1	—	—
Changes in balance sheet items:
Accounts receivable	101.6	(14.8)	46.0
Inventories	2.2	71.4	(92.9)
Other assets	14.7	(0.4)	5.5
Accounts payable	(68.8)	(32.8)	101.0
Accrued expenses and other liabilities	(58.2)	(26.7)	(72.5)
Accrued income taxes	(7.6)	7.2	(3.9)
Net cash provided by operating activities	119.2	203.9	194.8
Investing activities
Additions to property, plant and equipment	(15.3)	(32.8)	(34.1)
Proceeds from the disposition of assets	—	0.5	0.2
Cost of acquisitions, net of cash acquired	(339.4)	(41.3)	(38.0)
Other assets acquired	—	(6.0)	—
Net cash used by investing activities	(354.7)	(79.6)	(71.9)
Financing activities
Proceeds from long-term borrowings	438.6	325.8	225.3
Repayments of long-term debt	(151.9)	(387.9)	(249.5)
Proceeds (repayments) of notes payable, net	2.1	(8.5)	—
Payments for debt issuance costs	(3.2)	(3.4)	(0.6)
Repurchases of common stock	(18.9)	(65.0)	(75.0)
Dividends paid	(24.6)	(24.4)	(25.1)
Payments related to tax withholding for stock-based compensation	(1.8)	(4.2)	(7.5)
Proceeds from the exercise of stock options	4.4	4.2	6.8
Net cash provided (used) by financing activities	244.7	(163.4)	(125.6)
Effect of foreign exchange rate changes on cash and cash equivalents	(0.4)	(0.1)	(7.2)
Net increase (decrease) in cash and cash equivalents	8.8	(39.2)	(9.9)
Cash and cash equivalents
Beginning of the period	27.8	67.0	76.9
End of the period	$36.6	$27.8	$67.0
Cash paid during the year for:
Interest	$36.0	$42.1	$37.9
Income taxes	$32.2	$41.9	$33.7

See notes to consolidated financial statements.

ACCO Brands Corporation and Subsidiaries
Consolidated Statements of Stockholders’ Equity

(in millions)	Common Stock	Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Accumulated Deficit	Total
Balance at December 31, 2017	$1.1	$1,999.7	$(461.1)	$(26.4)	$(739.2)	$774.1
Cumulative effect due to the adoption of ASU 2014-09	—	—	—	—	1.6	1.6
Adjusted balance at December 31, 2017	1.1	1,999.7	(461.1)	(26.4)	(737.6)	775.7
Net income	—	—	—	—	106.7	106.7
Gain on derivative financial instruments, net of tax	—	—	1.9	—	—	1.9
Translation impact	—	—	6.2	—	—	6.2
Pension and post-retirement adjustment, net of tax	—	—	(8.7)	—	—	(8.7)
Common stock repurchases	—	(75.0)	—	—	—	(75.0)
Stock-based compensation	—	9.5	—	—	(0.7)	8.8
Common stock issued, net of shares withheld for employee taxes	—	6.8	—	(7.5)	—	(0.7)
Dividends declared per share, $0.24	—	—	—	—	(25.1)	(25.1)
Other	—	—	—	—	(0.1)	(0.1)
Balance at December 31, 2018	1.1	1,941.0	(461.7)	(33.9)	(656.8)	789.7
Cumulative effect due to the adoption of ASU 2016-02	—	—	—	—	0.5	0.5
Adjusted balance at December 31, 2018	1.1	1,941.0	(461.7)	(33.9)	(656.3)	790.2
Net income	—	—	—	—	106.8	106.8
Loss on derivative financial instruments, net of tax	—	—	(2.3)	—	—	(2.3)
Translation impact	—	—	(0.3)	—	—	(0.3)
Pension and post-retirement adjustment, net of tax	—	—	(41.4)	—	—	(41.4)
Common stock repurchases	(0.1)	(64.9)	—	—	—	(65.0)
Stock-based compensation	—	10.5	—	—	(0.4)	10.1
Common stock issued, net of shares withheld for employee taxes	—	4.2	—	(4.3)	—	(0.1)
Dividends declared per share, $0.245	—	—	—	—	(24.4)	(24.4)
Other	—	—	—	—	0.1	0.1
Balance at December 31, 2019	1.0	1,890.8	(505.7)	(38.2)	(574.2)	773.7
Net income	—	—	—	—	62.0	62.0
Loss on derivative financial instruments, net of tax	—	—	(2.9)	—	—	(2.9)
Translation impact	—	—	(19.3)	—	—	(19.3)
Pension and post-retirement adjustment, net of tax	—	—	(36.3)	—	—	(36.3)
Common stock repurchases	—	(18.9)	—	—	—	(18.9)
Stock-based compensation	—	6.7	—	—	(0.2)	6.5
Common stock issued, net of shares withheld for employee taxes	—	4.4	—	(1.8)	—	2.6
Dividends declared per share, $0.26	—	—	—	—	(24.6)	(24.6)
Other	—	0.1	—	0.1	(0.3)	(0.1)
Balance at December 31, 2020	$1.0	$1,883.1	$(564.2)	$(39.9)	$(537.3)	$742.7
See notes to consolidated financial statements.

ACCO Brands Corporation and Subsidiaries
Consolidated Statements of Stockholders’ Equity (Continued)
Shares of Capital Stock

	Common Stock	Treasury Stock	Net Shares
Shares at December 31, 2017	109,597,197	2,913,113	106,684,084
Common stock issued, net of shares withheld for employee taxes	2,646,084	587,509	2,058,575
Common stock repurchases	(5,993,959)	—	(5,993,959)
Shares at December 31, 2018	106,249,322	3,500,622	102,748,700
Common stock issued, net of shares withheld for employee taxes	2,012,765	466,823	1,545,942
Common stock repurchases	(7,849,154)	—	(7,849,154)
Shares at December 31, 2019	100,412,933	3,967,445	96,445,488
Common stock issued, net of shares withheld for employee taxes	1,406,814	219,445	1,187,369
Common stock repurchases	(2,690,292)	—	(2,690,292)
Shares at December 31, 2020	99,129,455	4,186,890	94,942,565

See notes to consolidated financial statements.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements

1. Basis of Presentation

As used in this Annual Report on Form 10-K for the fiscal year ended December 31, 2020, the terms "ACCO Brands," "ACCO," the "Company," "we," "us," and "our" refer to ACCO Brands Corporation, a Delaware corporation incorporated in 2005, and its consolidated domestic and international subsidiaries.

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

Effective December 17, 2020, we completed the acquisition (the "PowerA Acquisition") of PowerA, a leading provider of third-party video gaming console accessories in North America. The preliminary purchase price was $340.0 million, plus an additional earnout of up to $55.0 million in cash, contingent upon PowerA achieving one- and two-year sales and profit growth objectives, and is subject to working capital and other adjustments. The results of PowerA are included in all three of the Company's segments effective December 17, 2020.

Effective August 1, 2019, we completed the acquisition (the "Foroni Acquisition") of Indústria Gráfica Foroni Ltda. ("Foroni"), a leading provider of Foroni® branded notebooks and paper-based school and office products in Brazil. The purchase price was $41.5 million inclusive of working capital adjustments. We also assumed $7.6 million of debt. The Foroni Acquisition increased our share of the back-to-school market in Brazil. The results of Foroni are included in the ACCO Brands International segment effective August 1, 2019.

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

For more information on these acquisitions, see "Note 3. Acquisitions."

2. Significant Accounting Policies, Recent Accounting Pronouncements and Adopted Accounting Standards

Nature of Business

ACCO Brands is a designer, marketer and manufacturer of recognized consumer and end-user demanded brands used in businesses, schools, and homes.

ACCO Brands has three operating business segments based in different geographic regions. Each business segment designs, markets, sources, manufactures, and sells recognized consumer, technology and other end-user demanded branded products used in businesses, schools, and homes. Product designs are tailored to end-user preferences in each geographic region, and where possible, leverage common engineering, design, and sourcing.

Our product categories include computer and gaming accessories; storage and organization; notebooks; laminating, shredding, and binding machines; calendars; stapling; punching; dry erase boards; and do-it-yourself tools, among others. Our portfolio includes both globally and regionally recognized brands.

We distribute our products through a wide variety of retail and commercial channels to ensure that our products are readily and conveniently available for purchase by consumers and other end-users, wherever they prefer to shop. These channels include mass retailers, e-tailers, discount, drug/grocery and variety chains, warehouse clubs, hardware and specialty stores, independent office product dealers, office superstores, wholesalers, contract stationers, and specialist technology businesses. We also sell directly to commercial and consumer end-users through e-commerce sites and our direct sales organization.

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

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

We capitalize interest for major capital projects. Capitalized interest is added to the cost of the underlying assets and is depreciated over the useful lives of those assets. We capitalized interest of $0.3 million, $0.5 million and $0.6 million for the years ended December 31, 2020, 2019 and 2018, respectively.

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

Intangible Assets

Intangible assets are comprised primarily of indefinite-lived and amortizable intangible assets acquired and arising from the application of purchase accounting. Indefinite-lived intangible assets are not amortized, but are evaluated at least annually to determine whether the indefinite useful life is appropriate. Certain of our trade names have been assigned an indefinite life as we currently anticipate that these trade names will contribute cash flows to ACCO Brands indefinitely. Amortizable intangible assets are amortized over their useful lives.

We test indefinite-lived intangibles for impairment annually, during the second quarter, and during any interim period when market or business events indicate there may be a potential adverse impact on a particular intangible. The test may be on a qualitative or quantitative basis as allowed by GAAP. We consider the implications of both external factors (e.g., market growth, pricing, competition, and technology) and internal factors (e.g., product costs, margins, support expenses, and capital investment) and their potential impact on cash flows in both the near and long term, as well as their impact on any identifiable intangible asset associated with the business. Based on recent business results, consideration of significant external and internal factors, and the resulting business projections, indefinite-lived intangible assets are reviewed to determine whether they are likely to remain indefinite-lived, or whether a finite life is more appropriate. In addition, based on events in the period and future expectations, management considers whether the potential for impairment exists. Finite lived intangibles are amortized over 5, 7, 10, 15, 23 or 30 years.

We performed our annual assessment, in the second quarter of 2020, on a qualitative basis, and concluded that it was not more likely than not that the fair value of any indefinite-lived intangibles was less than its carrying amounts. In addition, we have not identified a triggering event through December 31, 2020 that more likely than not would result in impairment.

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

We test goodwill for impairment annually, during the second quarter, or any interim period when market or business events indicate there may be a potential adverse impact on goodwill. As permitted by GAAP, we may perform a qualitative assessment to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative goodwill impairment test as required by GAAP. We performed our annual assessment in the second quarter of 2020, on a qualitative basis, and concluded that it was not more likely than not that the fair value of any reporting unit was less than its carrying amount.

If the qualitative assessment determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, or if it is determined that a qualitative assessment is not appropriate, we would perform a quantitative goodwill impairment test where we calculate the fair value of the reporting units. When applying a fair-value-based test, the fair

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

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

The implied fair values of all three of our reporting units, more likely than not, exceed their carrying values at December 31, 2020. In addition, we have not identified a triggering event that would cause us to perform a quantitative goodwill impairment analysis. In management’s opinion, the goodwill balance for our ACCO Brands International reporting unit could be at risk for impairment if operating performance does not recover as expected from the current impacts of COVID-19, if we experience negative changes to the long-term outlook for the business, or changes in factors and assumptions which impact the fair value of our reporting units such as low or declining revenue growth rates, depressed operating margins or adverse changes to the discount rates impacting this report unit.

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

With the enactment of the U.S. Tax Act, we believe that our offshore cash can be accessed without adverse U.S. tax consequences. After analyzing our global working capital and cash requirements, the Company has reassessed and updated its indefinite reinvestment assertion under ASC 740. As of December 31, 2020, the Company has recorded $4.6 million of deferred taxes on approximately $328 million of unremitted earnings of non-U.S. subsidiaries that may be remitted to the U.S. The Company has approximately $219 million of additional unremitted earnings of non-U.S. subsidiaries, which are indefinitely reinvested and for which no deferred taxes have been provided.

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

Products: For our products, we transfer control and recognize a sale primarily when we either ship the product from our

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

manufacturing facility or distribution center, or upon delivery to a customer specified location depending upon the terms in the customer agreement. In addition, we recognize revenue for private label products as the product is manufactured (or over time) when a contract has an enforceable right to payment. For consignment arrangements, revenue is not recognized until the products are sold to the end customer.

Customer Program Costs: Customer programs and incentives ("Customer Program Costs") are a common practice in our industry. We incur Customer Program Costs to obtain favorable product placement, to promote sell-through of products and to maintain competitive pricing. The amount of consideration we receive and revenue we recognize is impacted by Customer Program Costs, including sales rebates (which are generally tied to achievement of certain sales volume levels); in-store promotional allowances; shared media and customer catalog allowances; other cooperative advertising arrangements; freight allowance programs offered to our customers; allowances for discounts and reserves for returns. We recognize Customer Program Costs, primarily as a deduction to gross sales, at the time that the associated revenue is recognized. Customer Program Costs are based on management's best estimates using the most likely amount method and is an amount that is probable of not being reversed. In the absence of a signed contract, estimates are based on historical or projected experience for each program type or customer. We adjust our estimate of revenue when the most likely amount of consideration we expect to receive changes.

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

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Advertising Expenses

Advertising expenses were $99.0 million, $98.4 million and $105.5 million for the years ended December 31, 2020, 2019 and 2018, respectively. These costs primarily include, but are not limited to, cooperative advertising and promotional allowances as described in "Customer Program Costs" above, and are principally expensed as incurred.

Warranty Reserves

We offer our customers various warranty terms based on the type of product that is sold. Estimated future obligations related to products sold under these warranty terms are provided by charges to cost of products sold in the same period in which the related revenue is recognized.

Research and Development Expenses

Research and development expenses were $19.7 million, $21.8 million and $23.8 million for the years ended December 31, 2020, 2019 and 2018, respectively, are classified as SG&A expenses and are charged to expense as incurred.

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

Recent Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (FASB) issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which removes certain exceptions for investments, intraperiod allocations and interim calculations, and adds guidance to reduce complexity in accounting for income taxes. ASU 2019-12 is effective for annual periods, and interim periods within those years, beginning after December 15, 2020. The Company does not expect a material impact on its consolidated financial statements from the adoption of this standard.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

There are no other recently issued accounting standards that are expected to have an impact on the Company’s financial condition, results of operations or cash flow.

In March 2020, the FASB issued guidance which provides optional expedients and exceptions for applying current GAAP to contracts, hedging relationships, and other transactions affected by the transition from the use of LIBOR to an alternative reference rate. We are currently evaluating our contracts and hedging relationships that reference LIBOR and the potential effects of adopting this new guidance. The guidance can be adopted immediately and is applicable to contracts entered into on or before December 31, 2022.

Recently Adopted Accounting Standards

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, an accounting standard that requires companies to utilize an impairment model (current expected credit loss, or "CECL") for most financial assets measured at amortized cost and certain other financial instruments, which include, but are not limited to, trade and other receivables. This accounting standard replaced the incurred loss model with a model that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to estimate those losses. Effective January 1, 2020, the Company adopted this standard. The adoption of this standard did not have a material impact on our consolidated financial statements.

There were no other accounting standards that were adopted in 2020 that had a material effect on the Company’s financial condition, results of operations or cash flow.

On January 1, 2019, the Company adopted accounting standard ASU No. 2016-02, Leases (Topic 842) The adoption of ASU 2016-02 did not materially affect our Consolidated Statements of Income, Consolidated Statements of Cash Flows or Consolidated Statement of Stockholders' Equity.

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

3. Acquisitions

Acquisition of PowerA

Effective December 17, 2020, we completed the acquisition (the "PowerA Acquisition") of PowerA, a leading provider of third-party video gaming console accessories in North America. The results of PowerA are included in all three of the Company's operating business segments effective December 17, 2020.

The preliminary purchase price was $340.0 million, plus an additional earnout of up to $55.0 million in cash, contingent upon PowerA achieving one- and two- year sales and profit growth objectives, which has a present value of $18.2 million as of December 31, 2020, and is subject to working capital and other adjustments. The PowerA Acquisition and related expenses were funded by cash on hand, as well as borrowings from our revolving credit facility.

For accounting purposes, the Company was the acquiring enterprise. The PowerA Acquisition is being accounted for as a purchase business combination and PowerA's results are included in the Company’s consolidated financial statements as of December 31, 2020. The additional net sales from PowerA for the 15 days owned during the year ended December 31, 2020 were $7.9 million.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The following table presents the preliminary allocation of the consideration given to the fair values of the assets acquired and liabilities assumed at the date of the PowerA Acquisition:

(in millions)	At December 17, 2020
Calculation of Goodwill:
Purchase price, net of working capital adjustment	$340.0

Fair value of contingent consideration	$18.2

Plus fair value of liabilities assumed:
Accrued liabilities	9.5
Fair value of liabilities assumed	$9.5

Less fair value of assets acquired:
Inventory	28.7
Property and equipment	0.2
Identifiable intangibles	239.7
Other assets	13.5
Fair value of assets acquired	$282.1

Goodwill	$85.6

We are continuing our review of our fair value estimate of assets acquired and liabilities assumed during the measurement period, which will conclude as soon as we receive the information we are seeking about facts and circumstances that existed as of the acquisition date or learn that more information is not available. This measurement period will not exceed one year from the acquisition date. The excess of the purchase price over the fair value of net assets acquired is allocated to goodwill. The preliminary goodwill of $85.6 million is primarily attributable to synergies expected to be realized from leveraging our geographic footprint and from the existence of an assembled workforce.

Our fair value estimate of assets acquired and liabilities assumed is pending the completion of several elements, including the final determination of the purchase price, pending calculations of working capital and other adjustments, final determination of the fair value of the assets acquired and liabilities assumed and the final review by our management. The primary areas that are not yet finalized relate to intangible assets and contingent consideration. In particular, the determination of the preliminary fair value of the customer relationships and vendor relationships intangible assets required us to make significant estimates and assumptions regarding (1) future revenue growth rates, (2) future cost of sales and operating expenses, (3) attrition rate, (4) future cash flows without vendor relationships, and (5) discount rates. Accordingly, there could be material adjustments to our consolidated financial statements, including changes in our amortization expense related to the valuation of intangible assets and their respective useful lives, among other adjustments.

The final determination of the purchase price, fair values and resulting goodwill may differ significantly from what is reflected in these consolidated financial statements.

During 2020, transaction costs related to the PowerA Acquisition were $3.7 million. These costs were reported as SG&A expenses in the Company's Consolidated Statements of Income.

Unaudited Pro Forma Consolidated Results

The accounting literature establishes guidelines regarding, and requires the presentation of, the following unaudited pro forma information. Therefore, the unaudited pro forma information presented below is not intended to represent, nor do we believe it is indicative of, the consolidated results of operations of the Company that would have been reported had the PowerA

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Acquisition been completed on January 1, 2019. Furthermore, the unaudited pro forma information does not give effect to the anticipated synergies or other anticipated benefits of the PowerA Acquisition.

Had the PowerA Acquisition occurred on January 1, 2019, unaudited pro forma consolidated results of the Company for the years ended December 31, 2020 and 2019 would have been as follows:

(in millions)	2020	2019
Net sales	$1,857.2	$2,124.0
Net income	76.9	120.0
Net income per common share (diluted)	$0.80	$1.19

The pro forma amounts are based on the Company's historical results and the historical results for the acquired PowerA business, which have been translated at the average foreign exchange rates for the periods presented. The pro forma results of operations have been adjusted for amortization of finite-lived intangibles, and other charges related to the PowerA Acquisition accounting.

Acquisition of Foroni

Effective August 1, 2019, we completed the acquisition of Foroni, a leading provider of Foroni® branded notebooks and paper-based school and office products in Brazil. The Foroni Acquisition increased our share of the back-to-school market in Brazil. The results of Foroni are included in the ACCO Brands International segment effective August 1, 2019.

The purchase price was R$157.2 million (US$41.5 million based on July 31, 2019 exchange rates) inclusive of working capital adjustments. We also assumed $7.6 million in debt. A portion of the purchase price (R$25.0 million or US$6.6 million based on July 31, 2019 exchange rates) is being held in an escrow account for a period of up to 6 years after closing in the event of any claims against the sellers under the quota purchase agreement. The Company may also make claims against the sellers directly, subject to limitations in the quota purchase agreement, if the escrow is depleted. The Foroni Acquisition and related expenses were funded by cash on hand.

For accounting purposes, the Company was the acquiring enterprise. The Foroni Acquisition is being accounted for as a purchase business combination and Foroni's results are included in the Company’s consolidated financial statements as of August 1, 2019. The additional net sales from Foroni for the seven months ended July 31, 2020 was $16.7 million.

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

In the third quarter of 2020, we finalized our fair value estimate of assets acquired and liabilities assumed as of the acquisition date.

The transaction costs related to the Foroni Acquisition were $1.3 million. These costs were reported as selling, general and administrative ("SG&A") expenses in the Company's Consolidated Statements of Income.

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

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

4. Long-term Debt and Short-term Borrowings

Notes payable and long-term debt, listed in order of the priority of security interests in assets of the Company, consisted of the following as of December 31, 2020 and 2019:

(in millions)	2020	2019
Euro Senior Secured Term Loan A, due May 2024 (floating interest rate of 2.50% at December 31, 2020 and 1.50% at December 31, 2019)	$287.4	$275.9
USD Senior Secured Term Loan A, due May 2024 (floating interest rate of 3.50% at December 31, 2020 and 3.44% at December 31, 2019)	92.5	97.5
Australian Dollar Senior Secured Term Loan A, due May 2024 (floating interest rate of 2.57% at December 31, 2020 and 2.45% at December 31, 2019)	43.4	41.6
U.S. Dollar Senior Secured Revolving Credit Facility, due May 2024 (floating interest rate of 3.50% at December 31, 2020 and 3.26% at December 31, 2019)	307.2	8.2
Australian Dollar Senior Secured Revolving Credit Facility, due May 2024 (floating interest rate of 2.57% at December 31, 2020 and 2.44% at December 31, 2019)	25.4	14.0
Senior Unsecured Notes, due December 2024 (fixed interest rate of 5.25%)	375.0	375.0
Other borrowings	5.7	3.8
Total debt	1,136.6	816.0
Less:
Current portion	76.5	33.2
Debt issuance costs, unamortized	5.5	5.6
Long-term debt, net	$1,054.6	$777.2

The Company entered into a Third Amended and Restated Credit Agreement (the "Credit Agreement"), dated as of January 27, 2017, among the Company, certain subsidiaries of the Company, Bank of America, N.A., as administrative agent, and the other agents and various lenders party thereto. The Credit Agreement provided for a five-year senior secured credit facility, which consisted of a €300.0 million (US$320.8 million based on January 27, 2017, exchange rates) term loan facility (the "Euro Term Loan"), an A$80.0 million (US$60.4 million based on January 27, 2017, exchange rates) term loan facility (the "Australian Term Loan"), and a US$400.0 million multi-currency revolving credit facility (the "Revolving Facility").

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

•further increased the aggregate revolving credit commitments under the Revolving Facility from $500.0 million to $600.0 million;

•establish a new term loan facility denominated in U.S. Dollars in an aggregate principal amount of $100.0 million (the "USD Term Loan");

•replace the minimum fixed charge coverage ratio of 1.25:1.00 with a minimum Interest Coverage Ratio (as defined in the Credit Agreement) of 3.00:1.00; and

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

•reflect a more favorable restricted payment covenant, with the Consolidated Leverage Ratio (as defined in the Credit Agreement) hurdle for unlimited restricted payments (including share repurchases and dividends) as calculated under the Credit Agreement increasing from 2.50:1.00 to 3.25:1.00.

The USD Term Loan, the Euro Term Loan and the Australian Term Loan are collectively referred to herein as the “Term Loan Facility.”

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

•amend the pricing based on the Company’s Consolidated Leverage Ratio, with a scaled increase in interest rates and fees, effective May 1, 2020;

•reduce the Company’s capacity to incur certain other indebtedness, and impose additional limitations on certain restricted payments (other than dividends) and permitted acquisitions; and

•require that the Company pay down any amounts on the Revolving Facility when cash and cash equivalents of the loan parties exceed $100.0 million.

In connection with the PowerA Acquisition, effective November 10, 2020, the Company entered into a Fourth Amendment (the "Fourth Amendment") to its Credit Agreement, among the Company, certain subsidiaries of the Company, Bank of America, N.A., as administrative agent, and the other lenders party thereto. Pursuant to the Fourth Amendment, the Credit Agreement was amended to, among other things:

•provide flexibility under the permitted acquisition provisions to accommodate the acquisition of PowerA;

•further amended the maximum Consolidated Leverage Ratio financial covenant by 0.50:1.00 from current levels for each of the six fiscal quarters ending March 31, 2021 and ending June 30, 2022, as follows:

Quarter Ended	Maximum Consolidated Leverage Ratio
March 2021	5.25:1.00
June 2021	5.25:1.00
September 2021	4.75:1.00
December 2021	4.25:1.00
March 2022	4.25:1.00
June 2022	4.25:1.00
September 2022 and thereafter	3.75:1.00

•exempt the borrowings made under the Credit Agreement, as amended, to fund the PowerA Acquisition from the Credit Agreement’s anti-cash hoarding clause.

We incurred and capitalized approximately $3.2 million in bank, legal and other fees associated with the Third and Fourth Amendments.

Under the Fourth Amendment, pricing is locked at LIBOR plus 2.50 percent from the date of the closing of the PowerA Acquisition until the Company publishes its financial results for the fiscal quarter ending March 31, 2021, and is subject to the existing leverage-based pricing grid thereafter.

As of December 31, 2020, there was $332.6 million in borrowings outstanding under the Revolving Facility. The

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

remaining amount available for borrowings was $256.8 million (allowing for $10.6 million of letters of credit outstanding on that date).

Amortization

The outstanding principal amounts under the Term Loan Facility are payable in quarterly installments in an amount representing, on an annual basis, 1.25 percent of the initial aggregate principal amount of such loan facility and increasing to 2.50 percent in September 2023.

Interest Rates

Amounts outstanding under the Credit Agreement, as amended, bear interest at a rate per annum equal to the Euro Rate (with a zero percent floor for Euro borrowings and a 1.00 percent floor for USD borrowings), the Australian BBSR Rate, the Canadian BA Rate or the Base Rate, as applicable and as each such rate is defined in the Credit Agreement, as amended, plus an "applicable rate." The applicable rate applied to outstanding Euro, Australian and Canadian dollar denominated loans and Base Rate loans is based on the Company’s Consolidated Leverage Ratio as follows:

Consolidated Leverage Ratio	Applicable Rate on Euro/AUD/CDN Dollar Loans	Applicable Rate on Base Rate Loans	Undrawn Fee
> 4.25 to 1.00	2.75%	1.75%	0.50%
≤ 4.25 to 1.00 and > 4.00 to 1.00	2.50%	1.50%	0.50%
≤ 4.00 to 1.00 and > 3.50 to 1.00	2.25%	1.25%	0.38%
≤ 3.50 to 1.00 and > 3.25 to 1.00	2.00%	1.00%	0.38%
≤ 3.25 to 1.00 and > 3.00 to 1.00	1.75%	0.75%	0.30%
≤ 3.00 to 1.00 and > 2.00 to 1.00	1.50%	0.50%	0.25%
≤ 2.00 to 1.00	1.25%	0.25%	0.20%

As of December 31, 2020, the applicable rate on Euro, Australian and Canadian dollar loans was 2.50 percent and the applicable rate on Base Rate loans was 1.50 percent. Undrawn amounts under the Revolving Facility are subject to a commitment fee rate of 0.20 percent to 0.50 percent per annum, depending on the Company’s Consolidated Leverage Ratio. As of December 31, 2020, the commitment fee rate was 0.50 percent.

Dividends and Share Repurchases

Under the Credit Agreement, as amended, the Company may pay dividends and/or repurchase shares in an aggregate amount not to exceed the sum of: (i) the greater of $30.0 million and 1 percent of the Company’s Consolidated Total Assets (as defined in the Credit Agreement, as amended); plus (ii) an additional amount not to exceed $75.0 million in any fiscal year (provided the Company’s consolidated leverage ratio after giving pro forma effect to the restricted payment would be greater than 3.25:1.00 and less than or equal to 3.75:1.00); plus (iii) an additional amount so long as the consolidated leverage ratio after giving pro forma effect to the restricted payment would be less than or equal to 3.25:1.00; plus (iv) any Net Equity Proceeds (as defined in the Credit Agreement). Effective through June 30, 2021, while the consolidated leverage ratio is >3.75:1.00, only dividends are permitted up to the greater of (i) $30 million or (ii) 1% of Consolidated Total Assets.

Financial Covenants

As of December 31, 2020, our Consolidated Leverage Ratio was approximately 4.30 to 1.00 versus our maximum covenant of 4.75 to 1.00. Our Interest Coverage Ratio was approximately 5.44 to 1.00 versus the minimum financial covenant of 3.00 to 1.00.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Other Covenants and Restrictions

The Credit Agreement, as amended, contains customary affirmative and negative covenants as well as events of default, including payment defaults, breach of representations and warranties, covenant defaults, cross-defaults, certain bankruptcy or insolvency events, certain ERISA-related events, changes in control or ownership and invalidity of any loan document. The Credit Agreement, as amended, also establishes limitations on the aggregate amount of Permitted Acquisitions and Investments (each as defined in the Credit Agreement, as amended) that the Company and its subsidiaries may make during the term of the Credit Agreement, as amended.

Incremental Facilities

The Credit Agreement, as amended, permits the Company to seek increases in the size of the Revolving Facility and the Term Loan Facility prior to maturity by up to $500.0 million in the aggregate, subject to lender commitment and the conditions set forth in the Credit Agreement, as amended.

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

Compliance with Loan Covenants

As of and for the periods ended December 31, 2020 and December 31, 2019, the Company was in compliance with all applicable loan covenants under its senior secured credit facilities and the Senior Unsecured Notes.

Guarantees and Security

Generally, obligations under the Credit Agreement, as amended, are guaranteed by certain of the Company's existing and future subsidiaries, and are secured by substantially all of the Company's and certain guarantor subsidiaries' assets, subject to certain exclusions and limitations.

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

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

dependent upon duration of the lease and has been segmented into three groups of time. All leases within the same region and the same group of time share the same incremental borrowing rate. The Company has lease agreements with lease and non-lease components, which are combined for accounting purposes for all classes of assets except information technology equipment.

The components of lease expense for the years ended December 31, 2020 and 2019 were as follows:

(in millions)	2020	2019
Operating lease cost	$28.3	$29.6
Sublease income	(1.2)	(1.7)
Total lease cost	$27.1	$27.9

Total rental expense reported in our Consolidated Statements of Income for all non-cancelable operating leases (reduced by minor amounts for subleases) amounted to $33.0 million for the year ended December 31, 2018.

Other information related to leases for the years ended December 31, 2020 and 2019 was as follows:

(in millions, except lease term and discount rate)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$28.8	$29.6
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$9.0	$35.5

Weighted average remaining lease term:
Operating leases	6.4 years

Weighted average discount rate:
Operating leases	5.2%

Future minimum lease payments, net of sub-lease income, for all non-cancelable leases as of December 31, 2020 were as follows:

(in millions)
2021	$28.6
2022	21.1
2023	16.3
2024	13.2
2025	9.8
Thereafter	32.0
Total minimum lease payments	121.0
Less imputed interest	21.9
Future minimum payments for leases, net of sublease rental income and imputed interest	$99.1

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

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

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

Our German Esselte Leitz Pension Plan had an unfunded liability of $167.9 million and $151.5 million for the years ended December 31, 2020 and 2019, respectively.

For the ACCO Europe Pension Plan, the Company’s discount rate assumption methodology was based on the yield curve that uses a dataset of bonds with an average AA rating from main ratings agencies. Effective December 31, 2020, we changed our basis to estimate the discount rate assumption to the yield curve that uses a dataset of bonds rated AA by at least one of the main rating agencies, as we determined it better reflects the duration of the plan.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The following table sets forth our defined benefit pension and post-retirement plans funded status and the amounts recognized in our Consolidated Balance Sheets:

	Pension				Post-retirement
	U.S.		International
(in millions)	2020	2019	2020	2019	2020	2019
Change in projected benefit obligation (PBO)
Projected benefit obligation at beginning of year	$211.6	$188.3	$690.7	$627.3	$5.3	$6.2
Service cost	1.6	1.3	1.5	1.3	—	—
Interest cost	5.9	7.4	9.7	13.4	0.1	0.2
Actuarial loss (gain)	17.9	25.2	60.7	67.6	—	(0.9)
Participants’ contributions	—	—	0.1	0.1	0.1	0.1
Benefits paid	(10.9)	(10.6)	(27.6)	(28.6)	(0.5)	(0.4)
Settlement	—	—	(27.4)	(0.4)	—	—
Foreign exchange rate changes	—	—	41.0	10.0	0.1	0.1
Projected benefit obligation at end of year	226.1	211.6	748.7	690.7	5.1	5.3
Change in plan assets
Fair value of plan assets at beginning of year	158.0	141.1	460.3	417.6	—	—
Actual return on plan assets	18.6	21.9	45.0	45.5	—	—
Employer contributions	4.9	5.6	14.2	14.1	0.4	0.3
Participants’ contributions	—	—	0.1	0.1	0.1	0.1
Benefits paid	(10.9)	(10.6)	(27.6)	(28.7)	(0.5)	(0.4)
Settlement	—	—	(27.4)	(0.4)	—	—
Foreign exchange rate changes	—	—	20.2	12.1	—	—
Fair value of plan assets at end of year	170.6	158.0	484.8	460.3	—	—
Funded status (Fair value of plan assets less PBO)	$(55.5)	$(53.6)	$(263.9)	$(230.4)	$(5.1)	$(5.3)
Amounts recognized in the Consolidated Balance Sheets consist of:
Other non-current assets	$—	$—	$0.6	$1.2	$—	$—
Other current liabilities	—	—	7.5	6.8	0.5	0.5
Pension and post-retirement benefit obligations	55.5	53.6	257.0	224.8	4.6	4.8
Components of accumulated other comprehensive income, net of tax:
Unrecognized actuarial loss (gain)	110.0	74.1	208.3	129.8	(4.4)	(4.0)
Unrecognized prior service cost (credit)	1.5	1.4	6.4	4.9	(0.1)	(0.2)

Pension and post-retirement benefit obligations of $317.1 million as of December 31, 2020, increased from $283.2 million as of December 31, 2019, primarily due to lower discount rate assumptions compared to the prior year. In addition, lower discount rates were the primary reason for the actuarial losses that were recognized in 2020.

The accumulated benefit obligation for all pension plans was $962.6 million and $891.3 million at December 31, 2020 and 2019, respectively.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The following table sets out information for pension plans with an accumulated benefit obligation in excess of plan assets:

	U.S.		International
(in millions)	2020	2019	2020	2019
Accumulated benefit obligation	$226.1	$211.6	$716.0	$638.4
Fair value of plan assets	170.6	158.0	463.7	417.5

The following table sets out information for pension plans with a projected benefit obligation in excess of plan assets:

	U.S.		International
(in millions)	2020	2019	2020	2019
Projected benefit obligation	$226.1	$211.6	$728.3	$649.1
Fair value of plan assets	170.6	158.0	463.7	417.5

The components of net periodic benefit (income) expense for pension and post-retirement plans for the years ended December 31, 2020, 2019, and 2018, were as follows:

	Pension						Post-retirement
	U.S.			International
(in millions)	2020	2019	2018	2020	2019	2018	2020	2019	2018
Service cost	$1.6	$1.3	$1.6	$1.5	$1.3	$1.9	$—	$—	$0.1
Interest cost	5.9	7.4	6.7	9.7	13.4	12.9	0.1	0.2	0.2
Expected return on plan assets	(11.4)	(11.7)	(11.8)	(18.6)	(20.5)	(22.7)	—	—	—
Amortization of net loss (gain)	3.2	2.2	2.7	4.9	3.3	3.4	(0.5)	(0.4)	(0.4)
Amortization of prior service cost (credit)	0.4	0.4	0.4	0.3	0.3	—	—	—	(0.1)
Curtailment gain	—	—	—	—	—	(0.6)	—	—	—
Settlement loss	—	—	—	0.4	0.1	—	—	—	—
Net periodic benefit income(1)	$(0.3)	$(0.4)	$(0.4)	$(1.8)	$(2.1)	$(5.1)	$(0.4)	$(0.2)	$(0.2)

(1)    The components, other than service cost, are included in the line "Non-operating pension income" in the Consolidated Statements of Income.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Other changes in plan assets and benefit obligations that were recognized in accumulated other comprehensive income (loss) during the years ended December 31, 2020, 2019, and 2018 were as follows:

	Pension						Post-retirement
	U.S.			International
(in millions)	2020	2019	2018	2020	2019	2018	2020	2019	2018
Current year actuarial loss (gain)	$10.6	$15.0	$12.0	$36.5	$43.3	$5.3	$—	$(1.0)	$(0.3)
Amortization of actuarial (loss) gain	(3.2)	(2.2)	(2.7)	(5.3)	(3.3)	(3.4)	0.5	0.4	0.4
Current year prior service cost	—	—	—	—	—	6.5	—	—	—
Amortization of prior service (cost) credit	(0.4)	(0.4)	(0.4)	(0.3)	(0.3)	0.3	—	—	0.1
Foreign exchange rate changes	—	—	—	8.5	3.4	(7.1)	—	—	0.1
Total recognized in other comprehensive income (loss)	$7.0	$12.4	$8.9	$39.4	$43.1	$1.6	$0.5	$(0.6)	$0.3
Total recognized in net periodic benefit cost (income) and other comprehensive income (loss)	$6.7	$12.0	$8.5	$37.6	$41.0	$(3.5)	$0.1	$(0.8)	$0.1

Assumptions

The weighted average assumptions used to determine benefit obligations for the years ended December 31, 2020, 2019, and 2018 were as follows:

	Pension						Post-retirement
	U.S.			International
	2020	2019	2018	2020	2019	2018	2020	2019	2018
Discount rate	2.6%	3.3%	4.6%	1.2%	1.8%	2.5%	1.9%	2.7%	3.7%
Rate of compensation increase	N/A	N/A	N/A	2.9%	2.9%	3.0%	N/A	N/A	N/A

The weighted average assumptions used to determine net periodic benefit (income) expense for the years ended December 31, 2020, 2019, and 2018 were as follows:

	Pension						Post-retirement
	U.S.			International
	2020	2019	2018	2020	2019	2018	2020	2019	2018
Discount rate	3.2%	4.0%	3.5%	1.6%	2.4%	2.1%	2.7%	3.6%	3.2%
Expected long-term rate of return	7.0%	7.4%	7.4%	4.2%	5.0%	5.0%	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	2.9%	3.0%	2.8%	N/A	N/A	N/A

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The weighted average health care cost trend rates used to determine post-retirement benefit obligations and net periodic benefit (income) expense as of December 31, 2020, 2019, and 2018 were as follows:

	Post-retirement
	2020	2019	2018
Health care cost trend rate assumed for next year	6%	7%	7%
Rate that the cost trend rate is assumed to decline (the ultimate trend rate)	4%	4%	5%
Year that the rate reaches the ultimate trend rate	2028	2027	2026

Plan Assets

The investment strategy for the Company is to optimize investment returns through a diversified portfolio of investments, taking into consideration underlying plan liabilities and asset volatility. Each plan has a different target asset allocation, which is reviewed periodically and is based on the underlying liability structure. The target asset allocation for our U.S. plan is 64 percent in equity securities, 29 percent in fixed income securities and 7 percent in alternative assets. The target asset allocation for non-U.S. plans is set by the local plan trustees.

Our pension plan weighted average asset allocations as of December 31, 2020 and 2019 were as follows:

	2020		2019
	U.S.	International	U.S.	International
Asset category
Equity securities	64%	21%	56%	13%
Fixed income	29	54	33	46
Real estate	6	4	3	3
Other(2)	1	21	8	38
Total	100%	100%	100%	100%

(2)Multi-strategy hedge funds, insurance contracts and cash and cash equivalents for certain of our plans.

U.S. Pension Plan Assets

The fair value measurements of our U.S. pension plan assets by asset category as of December 31, 2020 were as follows:

(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value as of December 31, 2020
Mutual funds	$94.8	$—	$—	$94.8
Exchange traded funds	74.6	—	—	74.6
Common collective trust funds	—	1.2	—	1.2
Total	$169.4	$1.2	$—	$170.6

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The fair value measurements of our U.S. pension plan assets by asset category as of December 31, 2019 were as follows:

(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value as of December 31, 2019
Mutual funds	$103.2	$—	$—	$103.2
Exchange traded funds	48.4	—	—	48.4
Common collective trust funds	—	1.5	—	1.5
Investments measured at net asset value(3)
Multi-strategy hedge funds				4.9
Total	$151.6	$1.5	$—	$158.0

(3)Certain investments that are measured at fair value using the net asset value per share practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in these tables are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the table that presents our defined benefit pension and post-retirement plans funded status.

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

International Pension Plans Assets

The fair value measurements of our international pension plans assets by asset category as of December 31, 2020 were as follows:

(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value as of December 31, 2020
Cash and cash equivalents	$8.5	$—	$—	$8.5
Equity securities	99.9	—	—	99.9
Exchange traded funds	0.5	—	—	0.5
Corporate debt securities	—	85.6	—	85.6
Multi-strategy hedge funds	—	57.8	—	57.8
Insurance contracts	—	4.1	—	4.1
Real estate	—	9.7	—	9.7
Government debt securities	—	180.9	—	180.9
Investments measured at net asset value(3)
Multi-strategy hedge funds				29.8
Real estate				8.0
Total	$108.9	$338.1	$—	$484.8

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The fair value measurements of our international pension plans assets by asset category as of December 31, 2019 were as follows:

(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value as of December 31, 2019
Cash and cash equivalents	$1.4	$—	$—	$1.4
Equity securities	59.9	—	—	59.9
Exchange traded funds	0.4	—	—	0.4
Corporate debt securities	—	79.3	—	79.3
Multi-strategy hedge funds	—	85.9	—	85.9
Insurance contracts	—	29.6	—	29.6
Real estate	—	3.9	—	3.9
Government debt securities	—	132.5	—	132.5
Investments measured at net asset value(3)
Multi-strategy hedge funds				57.0
Real estate				10.4
Total	$61.7	$331.2	$—	$460.3

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

Cash Contributions

We contributed $19.5 million to our pension and post-retirement plans in 2020 and expect to contribute approximately $25 million in 2021.

The following table presents estimated future benefit payments to participants for the next ten fiscal years:

	Pension	Post-retirement
(in millions)	Benefits	Benefits
2021	$41.4	$0.5
2022	41.8	0.4
2023	42.4	0.4
2024	42.8	0.4
2025	43.8	0.4
Years 2026 - 2030	223.5	1.7

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

We also sponsor a number of defined contribution plans. Contributions are determined under various formulas. Costs related to such plans amounted to $6.8 million, $12.4 million and $13.3 million for the years ended December 31, 2020, 2019, and 2018, respectively.

Multi-Employer Pension Plan

We are a participant in a multi-employer pension plan. The plan has reported significant underfunded liabilities and declared itself in critical and declining status (red). As a result, the trustees of the plan adopted a rehabilitation plan ("RP") in an effort to forestall insolvency. Our required contributions to this plan could increase due to the shrinking contribution base resulting from the insolvency of or withdrawal of other participating employers, from the inability or the failure of withdrawing participating employers to pay their withdrawal liability, from lower than expected returns on pension fund assets, and from other funding deficiencies. In the event that we withdraw from participation in the plan, we will be required to make withdrawal liability payments for a period of 20 years or longer in certain circumstances. The present value of our withdrawal liability payments would be recorded as an expense in our Consolidated Statements of Income and as a liability on our Consolidated Balance Sheets in the first year of our withdrawal. The most recent Pension Protection Act ("PPA") zone status available in 2020 and 2019 is for the plan’s years ended December 31, 2019, and 2018, respectively. The zone status is based on information that we received from the plan and is certified by the plan’s actuary. Plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded. The Company's contributions are not more than 5 percent of the total contributions to the plan. Details regarding the plan are outlined in the table below.

		Pension Protection Act Zone Status		FIP/RP Status Pending/Implemented	Contributions				Expiration Date of Collective-Bargaining Agreement
					Year Ended December 31,
Pension Fund	EIN/Pension Plan Number	2020	2019		2020	2019	2018	Surcharge Imposed
PACE Industry Union-Management Pension Fund	11-6166763 / 001	Red	Red	Implemented	$0.1	$0.2	$0.3	Yes	6/30/2023

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

The following table summarizes the impact of all stock-based compensation expense on our Consolidated Statements of Income for the years ended December 31, 2020, 2019 and 2018:

(in millions)	2020	2019	2018
Selling, general and administrative expense	$6.5	$10.1	$8.8
Loss before income tax	(6.5)	(10.1)	(8.8)
Income tax benefit	(1.6)	(2.4)	(2.2)
Net loss	$(4.9)	$(7.7)	$(6.6)

There was no capitalization of stock-based compensation expense.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Stock-based compensation expense by award type for the years ended December 31, 2020, 2019 and 2018 was as follows:

(in millions)	2020	2019	2018
Stock option compensation expense	$2.7	$2.7	$2.0
RSU compensation expense	5.2	5.1	4.7
PSU compensation expense	(1.4)	2.3	2.1
Total stock-based compensation expense	$6.5	$10.1	$8.8

Stock Options

The exercise price of each stock option equals or exceeds the fair market price of our stock on the date of grant. Options granted prior to 2020 can generally be exercised over a maximum term of up to seven years and starting in 2020 options can generally be exercised over a maximum term of up to ten years. Stock options outstanding as of December 31, 2020, generally vest ratably over three years from the grant date. The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model and the weighted average assumptions as outlined in the following table:

	Year Ended December 31,
	2020		2019		2018
Weighted average expected lives	6.0	years	4.6	years	4.8	years
Weighted average risk-free interest rate	0.81%		2.49%		2.62%
Weighted average expected volatility	36.0%		36.1%		36.4%
Expected dividend yield	3.16%		2.65%		1.87%
Weighted average grant date fair value	$2.03		$2.40		$3.76

Volatility is calculated using ACCO Brands' historic volatility. The weighted average expected option term reflects the application of the simplified method, which defines the life as the average of the contractual term of the option and the weighted average vesting period for options granted in 2020. The weighted average expected option term reflects ACCO Brands' historic life for all options granted prior to 2020. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

A summary of the changes in stock options outstanding under the Plan during the year ended December 31, 2020 is presented below:

	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2019	4,417,693	$9.32
Granted	1,437,188	$8.25
Exercised	(683,718)	$6.49
Forfeited	(208,278)	$9.43
Outstanding at December 31, 2020	4,962,885	$9.40	5.0 years	$1.7	million
Exercisable shares at December 31, 2020	2,564,242	$9.84	2.7 years	$1.4	million

We received cash of $4.4 million, $4.2 million and $6.8 million from the exercise of stock options during the years ended December 31, 2020, 2019 and 2018, respectively. The aggregate intrinsic value of options exercised during the years ended December 31, 2020, 2019 and 2018 totaled $1.6 million, $1.0 million and $4.1 million, respectively.

The fair value of options vested during the years ended December 31, 2020, 2019 and 2018 was $2.7 million, $1.9 million and $2.3 million, respectively. As of December 31, 2020, we had unrecognized compensation expense related to stock options of $3.3 million, which will be recognized over a weighted-average period of 1.7 years.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Stock Unit Awards

RSUs vest over a pre-determined period of time, generally three years from the date of grant. Stock-based compensation expense for the years ended December 31, 2020, 2019 and 2018 includes $0.9 million, $1.1 million and $1.1 million, respectively, of expense related to shares of stock (included in RSU compensation expense) which were RSUs granted to non-employee directors as a component of their compensation. The non-employee director RSUs became fully vested on the grant date. PSUs also vest over a pre-determined period of time, generally not longer than three years, but are further subject to the achievement of certain business performance criteria being met during the three-year performance period. Based upon the level of achieved performance, the number of shares actually awarded can vary from 0% to 200% of the original grant.

There were 2,050,085 RSUs outstanding as of December 31, 2020. All outstanding RSUs as of December 31, 2020 vest within three years of their date of grant. We generally recognize compensation expense for our RSU awards ratably over the service period. Upon vesting, all of the RSU awards will be converted into the right to receive one share of common stock of the Company for each unit that vests. The cost of these awards is determined using the fair value of the shares on the date of grant, and compensation expense is generally recognized over the period during which the employee provides the requisite service to the Company.

A summary of the changes in the RSUs outstanding under the Plan during 2020 is presented below:

	Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2019	1,716,445	$10.53
Granted	724,319	$7.92
Vested and distributed	(323,818)	$12.49
Forfeited and cancelled	(66,861)	$10.20
Outstanding at December 31, 2020	2,050,085	$9.31
Vested and deferred at December 31, 2020(1)	613,853	$8.82
(1)Included in outstanding at December 31, 2020. Vested and deferred RSUs are primarily related to deferred compensation for non-employee directors.

For the years ended December 31, 2019 and 2018, we granted 679,601 and 465,378 RSUs, respectively. The weighted-average grant date fair value of our RSUs was $7.92, $8.74, and $12.71 for the years ended December 31, 2020, 2019 and 2018, respectively. The fair value of RSUs that vested during the years ended December 31, 2020, 2019 and 2018 was $4.7 million, $3.6 million and $4.7 million, respectively. As of December 31, 2020, we have unrecognized compensation expense related to RSUs of $5.7 million, which will be recognized over a weighted-average period of 1.8 years.

A summary of the changes in the PSUs outstanding under the Plan during 2020 is presented below:

	Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2019	1,021,543	$9.98
Granted	939,529	$8.25
Vested	(377,073)	$12.75
Forfeited and cancelled	(67,145)	$8.56
Other - decrease due to performance of PSUs	(1,516,854)	$8.28
Outstanding at December 31, 2020	—	$—

For the years ended December 31, 2019 and 2018, we granted 895,389 and 747,996 PSUs, respectively. For the years ended December 31, 2020, 2019 and 2018, 377,073, 1,059,825 and 1,327,613 PSUs vested, respectively. The weighted-average grant date fair value of our PSUs was $8.25, $8.35, and $12.82 for the years ended December 31, 2020, 2019 and 2018, respectively. The fair value of PSUs that vested during the years ended December 31, 2020, 2019 and 2018 was $4.8 million, $8.1 million and $10.0 million respectively. Based on the level of achievement of the performance targets associated with the PSU awards, as of December 31, 2020, we have no unrecognized compensation expense. There was no value to our outstanding PSUs as of December 31, 2020.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

8. Inventories

The components of inventories were as follows:

	December 31,
(in millions)	2020	2019
Raw materials	$36.8	$44.4
Work in process	3.5	3.5
Finished goods	264.8	235.4
Total inventories	$305.1	$283.3

9. Property, Plant and Equipment, Net

The components of net property, plant and equipment were as follows:

	December 31,
(in millions)	2020	2019
Land and improvements	$23.2	$24.0
Buildings and improvements to leaseholds	145.9	145.0
Machinery and equipment	480.4	475.1
Construction in progress	8.3	7.6
	657.8	651.7
Less: accumulated depreciation	(416.4)	(384.6)
Property, plant and equipment, net(1)	$241.4	$267.1

(1)Net property, plant and equipment as of December 31, 2020 and 2019 contained $65.8 million and $68.5 million of computer software assets, respectively, which are classified within machinery and equipment and construction in progress. Depreciation expense for software was $11.4 million, $8.9 million and $8.2 million for the years ended December 31, 2020, 2019 and 2018, respectively.

10. Goodwill and Identifiable Intangible Assets

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

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Changes in the net carrying amount of goodwill by segment were as follows:

(in millions)	ACCO Brands North America	ACCO Brands EMEA	ACCO Brands International	Total
Balance at December 31, 2018	$375.6	$165.6	$167.7	$708.9
Acquisitions(1)	—	—	10.1	10.1
Foreign currency translation	—	0.1	(0.5)	(0.4)
Balance at December 31, 2019	375.6	165.7	177.3	718.6
Acquisitions(1)	85.6	—	3.9	89.5
Foreign currency translation	—	22.5	(3.2)	19.3
Balance at December 31, 2020	$461.2	$188.2	$178.0	$827.4

(1) Goodwill has been recorded on our Consolidated Balance Sheet related to the PowerA Acquisition and represents the excess of the cost of the PowerA Acquisition when compared to the fair value estimate of the net assets acquired on December 17, 2020 (the date of the PowerA Acquisition). Goodwill has been recorded on our Consolidated Balance Sheet related to the Foroni Acquisition and represents the excess of the cost of the Foroni Acquisition when compared to the fair value estimate of the net assets acquired on August 1, 2019 (the effective date of the Foroni Acquisition). Goodwill has been recorded on our Consolidated Balance Sheet related to the GOBA Acquisition and represents the excess of the cost of the GOBA Acquisition when compared to the fair value estimate of the net assets acquired on July 2, 2018 (the date of the GOBA Acquisition). See "Note 3. Acquisitions" for details on the calculation of the goodwill acquired in the acquisitions.

The goodwill balance includes $215.1 million of accumulated impairment losses, which occurred prior to December 31, 2016.

The authoritative guidance on goodwill and other intangible assets requires that goodwill be tested for impairment at a reporting unit level. We have determined that our reporting units are ACCO Brands North America, ACCO Brands EMEA and ACCO Brands International. We test goodwill for impairment at least annually and on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. The Company performed this annual assessment, on a qualitative basis, as allowed by GAAP, in the second quarter of 2020 and concluded that no impairment existed.

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

Identifiable Intangibles

We test indefinite-lived intangibles for impairment at least annually and on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. We performed this annual assessment, on a qualitative basis, as allowed by GAAP, for our indefinite-lived trade names as of the second quarter of 2020 and concluded that no impairment existed.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Acquired Identifiable Intangibles

PowerA Acquisition

The preliminary valuation of identifiable intangible assets of $239.7 million acquired in the PowerA Acquisition includes amortizable customer relationships, vendor relationships, trade names and developed technology, which have been recorded at their estimated fair values. The fair value of the customer relationships was determined using the multi-period excess earnings method which is based on the present value of the projected after-tax cash flows. The fair value of the vendor relationships was determined using the lost income method. The fair value of the trade name and the developed technology was determined using the relief from royalty method, which is based on the present value of royalty fees derived from projected revenues. The determination of the acquisition date fair value of the intangible assets required the Company to make significant estimates and assumptions regarding future revenue growth rates, future cost of sales, operating expenses and earnings before income tax, attrition rate, future cash flows without vendor relationships and discount rates.

The amortizable trade name, customer and vendor relationships will be amortized over 15 years while the developed technology will be amortized over 5 years on a straight-line basis. The allocation of the identifiable intangibles acquired in the PowerA Acquisition was as follows:

(in millions)	Fair Value	Remaining Useful Life Ranges
Trade name	$21.6	15 years
Customer relationships	127.6	15 years
Vendor relationships	87.7	15 years
Developed technology	2.8	5 years
Total identifiable intangibles acquired	$239.7

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

The amortizable trade name is being amortized over 10 years on a straight-line basis while the customer relationships will be amortized on an accelerated basis over 7 years from January 31, 2019, the date the Cumberland assets were acquired by the Company. The allocation of the identifiable intangibles acquired in the Cumberland Asset Acquisition was as follows:

(in millions)	Fair Value	Remaining Useful Life Ranges
Trade name - amortizable	$0.8	10 years
Customer relationships	2.4	7 years
Total identifiable intangibles acquired	$3.2

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

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

The amortizable trade name is being amortized over 15 years on a straight-line basis, while the customer relationships are being amortized on an accelerated basis over 10 years, from July 2, 2018, the date GOBA was acquired by the Company. The allocations of the identifiable intangibles acquired in the GOBA Acquisition were as follows:

(in millions)	Fair Value	Remaining Useful Life Ranges
Trade name - amortizable	$3.8	15 years
Customer relationships	6.5	10 years
Total identifiable intangibles acquired	$10.3

The gross carrying value and accumulated amortization by class of identifiable intangible assets as of December 31, 2020 and 2019 were as follows:

	December 31, 2020				December 31, 2019
(in millions)	Gross Carrying Amounts	Accumulated Amortization		Net Book Value	Gross Carrying Amounts	Accumulated Amortization		Net Book Value
Indefinite-lived intangible assets:
Trade names	$467.5	$(44.5)	(1)	$423.0	$467.3	$(44.5)	(1)	$422.8
Amortizable intangible assets:
Trade names	343.5	(97.7)		245.8	316.7	(83.7)		233.0
Customer and contractual relationships	376.8	(162.9)		213.9	241.0	(142.3)		98.7
Vendor relationships	87.7	(0.2)		87.5	—	—		—
Patents	8.9	(2.1)		6.8	5.5	(1.4)		4.1
Subtotal	816.9	(262.9)		554.0	563.2	(227.4)		335.8
Total identifiable intangibles	$1,284.4	$(307.4)		$977.0	$1,030.5	$(271.9)		$758.6

(1)Accumulated amortization prior to the adoption of authoritative guidance on goodwill and other intangible assets, at which time further amortization ceased.

The Company’s intangible amortization expense was $32.8 million, $35.4 million and $36.7 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Estimated amortization expense for amortizable intangible assets for the next five years is as follows:

(in millions)	2021	2022	2023	2024	2025
Estimated amortization expense(2)	$46.3	$42.6	$40.2	$38.5	$36.8

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

The implied fair values of all three of our reporting units, more likely than not, exceed their carrying values at December 31, 2020. In addition, we have not identified a triggering event that would cause us to perform a quantitative goodwill impairment analysis. In management’s opinion, the goodwill balance for our ACCO Brands International reporting unit could be at risk for impairment if operating performance does not recover as expected from the current impacts of COVID-19, if we experience negative changes to the long-term outlook for the business, or if changes in factors and assumptions occur which impact the fair value of our reporting units such as low or declining revenue growth rates, depressed operating margins or adverse changes to the discount rates impacting this reporting unit.

11. Restructuring

The Company recorded $10.9 million, $12.0 million and $11.7 million of restructuring charges for the years ended December 31, 2020, 2019 and 2018, respectively. Restructuring charges in 2020 were primarily related to severance costs in North America. Additional severance charges were also taken in Mexico, Brazil, EMEA and Australia.

In 2019, we recorded $5.6 million of restructuring expense for our North America segment, $2.3 million for our EMEA segment, and $2.7 million for our International segment, primarily for severance expenses associated with several cost savings initiatives. In addition, we recorded $1.4 million of restructuring expense for Corporate.

During 2018, the Company initiated cost savings plans related to changes in the operating structure of its North America segment and included costs associated with the integration of Esselte within the EMEA segment.

The summary of the activity in the restructuring liability for the year ended December 31, 2020 was as follows:

(in millions)	Balance at December 31, 2019	Provision	Cash Expenditures	Non-cash Items/ Currency Change	Balance at December 31, 2020
Employee termination costs(1)	$10.7	$8.5	$(11.1)	$—	$8.1
Termination of lease agreements(2)	0.6	1.5	(0.7)	(0.4)	1.0
Other(3)	0.5	0.9	(0.5)	(0.7)	0.2
Total restructuring liability	$11.8	$10.9	$(12.3)	$(1.1)	$9.3

(1) We expect the remaining $8.1 million employee termination costs to be substantially paid within the next twelve months.
(2) We expect the remaining $1.0 million termination of lease costs to be substantially paid within the next twelve months.
(3) We expect the remaining $0.2 million of other costs to be substantially paid in the next twelve months.

The summary of the activity in the restructuring accounts for the year ended December 31, 2019 was as follows:

(in millions)	Balance at December 31, 2018	Provision	Cash Expenditures	Non-cash Items/ Currency Change	Balance at December 31, 2019
Employee termination costs	$7.9	$10.9	$(8.1)	$—	$10.7
Termination of lease agreements	1.8	0.5	(1.7)	—	0.6
Other	—	0.6	(0.1)	—	0.5
Total restructuring liability	$9.7	$12.0	$(9.9)	$—	$11.8

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The summary of the activity in the restructuring accounts for the year ended December 31, 2018 was as follows:

(in millions)	Balance at December 31, 2017	Provision	Cash Expenditures	Non-cash Items/ Currency Change	Balance at December 31, 2018
Employee termination costs	$12.0	$8.3	$(12.1)	$(0.3)	$7.9
Termination of lease agreements	0.8	3.2	(2.0)	(0.2)	$1.8
Other	0.5	0.2	(0.6)	(0.1)	$—
Total restructuring liability	$13.3	$11.7	$(14.7)	$(0.6)	$9.7

Restructuring charges for the years ended December 31, 2020, 2019 and 2018 by reporting segment were as follows:

(in millions)	2020	2019	2018
ACCO Brands North America	$7.6	$5.6	$6.2
ACCO Brands EMEA	0.6	2.3	4.9
ACCO Brands International	2.6	2.7	0.6
Corporate	0.1	1.4	—
Total restructuring charges	$10.9	$12.0	$11.7

12. Income Taxes

The components of income before income tax for the years ended December 31, 2020, 2019 and 2018 were as follows:

(in millions)	2020	2019	2018
Domestic operations	$1.7	$32.0	$37.0
Foreign operations	76.9	131.5	120.9
Total	$78.6	$163.5	$157.9

The reconciliation of income taxes computed at the U.S. federal statutory income tax rate of 21 percent to our effective income tax rate for the years ended December 31, 2020, 2019 and 2018 was as follows:

(in millions)	2020	2019	2018
Income tax at U.S. statutory rate; 21%	$16.5	$34.3	$33.2
Effect of the U.S. Tax Act	—	—	3.1
Impact on final GILTI regulations for 2018 and 2019	(2.7)	—	—
Statutory tax rate changes	(2.0)	—	3.9
State, local and other tax, net of federal benefit	0.1	5.8	2.2
Impact from foreign inclusions	1.3	3.1	3.7
U.S. effect of foreign dividends and withholding taxes	1.0	2.1	2.2
Foreign income taxed at a higher effective rate	1.4	4.2	0.9
Net Brazilian Tax Assessments impact	1.5	6.5	(4.4)
Increase in valuation allowance	2.2	0.4	5.2
Excess expense (benefit) from stock-based compensation	0.9	0.2	(2.5)
Other	(3.6)	0.1	3.7
Income taxes as reported	$16.6	$56.7	$51.2
Effective tax rate	21.1%	34.7%	32.4%

For 2020, we recorded income tax expense of $16.6 million on income before taxes of $78.6 million, for an effective rate of 21.1 percent. The decrease in the effective rate versus 2019 was primarily due to an increase in reserves for uncertain tax

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

positions in the prior year, the election to exclude high-taxed intangible income from the global intangible low-taxed income ("GILTI") computation, and beneficial adjustments to deferred taxes resulting from statutory tax rate changes.

For 2019, we recorded income tax expense of $56.7 million on income before taxes of $163.5 million, for an effective rate of 34.7 percent. The increase in the effective rate versus 2018 was primarily due to the increase to the reserve for the unrecognized tax benefits of $5.6 million in connection with the Brazil Tax Assessments.

For 2018, we recorded income tax expense of $51.2 million on income before taxes of $157.9 million, for an effective rate of 32.4 percent.

Final Section 951A Tax Regulations

On July 20, 2020, the U.S. Department of the Treasury and the Internal Revenue Service issued final section 951A regulations ("Final Regulations") on an election to exclude high-tax global intangible income from a U.S. shareholder's gross income for purposes of computing the GILTI tax. After assessing the impact of these regulations on the 2018 and 2019 tax years, the Company has decided to make the election to exclude high-tax global intangible income for both years and will file amended returns with benefits of $1.1 million and $1.4 million, respectively. The Company also intends to make the election for 2020 with a comparable benefit to the prior years.

Tax Reform

On December 22, 2017, the U.S. Tax Act was signed into law. The U.S. Tax Act made broad and complex changes to the U.S. tax code, including, but not limited to: (i) reducing the future U.S. federal corporate tax rate from 35 percent to 21 percent; (ii) requiring companies to pay a one-time transition tax on certain undistributed earnings of foreign subsidiaries (the "Transition Toll Tax"); (iii) bonus depreciation that will allow for full expensing of qualified property; (iv) a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries; (v) a new provision designed to tax GILTI; (vi) the repeal of domestic production activity deductions; (vii) limitations on the deductibility of certain executive compensation expenses; (viii) limitations on the use of foreign tax credits to reduce U.S. income tax liability; and (ix) a new provision that allows a domestic corporation an immediate deduction for a portion of its foreign derived intangible income.

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

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The components of the income tax expense for the years ended December 31, 2020, 2019 and 2018 were as follows:

(in millions)	2020	2019	2018
Current expense
Federal and other	$(0.1)	$5.8	$2.7
Foreign	24.3	42.2	25.8
Total current income tax expense	24.2	48.0	28.5
Deferred expense
Federal and other	(2.0)	8.4	11.1
Foreign	(5.6)	0.3	11.6
Total deferred income tax expense	(7.6)	8.7	22.7
Total income tax expense	$16.6	$56.7	$51.2

The components of deferred tax assets (liabilities) as of December 31, 2020 and 2019 were as follows:

(in millions)	2020	2019
Deferred tax assets
Compensation and benefits	$13.3	$15.4
Pension	60.1	52.7
Inventory	10.2	10.0
Other reserves	18.1	15.9
Accounts receivable	7.5	5.8
Foreign tax credit carryforwards	23.3	25.2
Net operating loss carryforwards	103.1	90.9
Interest expense carryforwards	9.3	6.2
Other	5.7	4.4
Gross deferred income tax assets	250.6	226.5
Valuation allowance	(55.4)	(51.6)
Net deferred tax assets	195.2	174.9
Deferred tax liabilities
Depreciation	(19.0)	(18.0)
Unremitted non-U.S. earnings accrual	(4.6)	(2.0)
Identifiable intangibles	(199.9)	(209.1)
Other	(5.8)	(4.3)
Gross deferred tax liabilities	(229.3)	(233.4)
Net deferred tax liabilities	$(34.1)	$(58.5)

A valuation allowance of $55.4 million and $51.6 million as of December 31, 2020 and 2019, respectively, has been established for deferred income tax assets, primarily related to net operating loss (the "NOL") carryforwards that may not be realized. Realization of the net deferred income tax assets is dependent upon generating sufficient taxable income prior to the expiration of the applicable carryforward periods. Although realization is not certain, management believes that it is more likely than not that the net deferred income tax assets will be realized. However, the amount of net deferred tax assets considered realizable could change in the near term if estimates of future taxable income during the applicable carryforward periods fluctuate.

As of December 31, 2020, the Company has state NOL tax benefits of $14.9 million which will expire between December 31, 2022 and December 31, 2032. As of December 31, 2020, the Company has $2.1 million of federal general business credit carryforwards which will start to expire on December 31, 2038. As of December 31, 2020, the Company has $23.3 million of foreign tax credit carryforwards which will expire on December 31, 2027. As of December 31, 2020, the Company has foreign NOLs of $430 million and tax benefits of $88.1 million, most of which have unlimited carryforward periods.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

With the enactment of the U.S. Tax Act, we believe that our offshore cash can be accessed without adverse U.S. tax consequences. After analyzing our global working capital and cash requirements, the Company has reassessed and updated its indefinite reinvestment assertion under ASC 740. As of December 31, 2020, the Company has recorded $4.6 million of deferred taxes on approximately $328 million of unremitted earnings of non-U.S. subsidiaries that may be remitted to the U.S. The Company has approximately $219 million of additional unremitted earnings of non-U.S. subsidiaries, which are indefinitely reinvested and for which no deferred taxes have been provided.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2020, 2019 and 2018 was as follows:

(in millions)	2020	2019	2018
Balance at beginning of year	$50.5	$43.7	$47.2
Additions for tax positions of prior years	2.9	8.4	3.1
Additions for tax positions of current year	—	1.5	1.5
Reductions for tax positions of prior years	(1.1)	(2.5)	(8.2)
Acquisitions	1.4	—	5.3
Decrease resulting from foreign currency translation	(8.6)	(0.6)	(5.2)
Balance at end of year	$45.1	$50.5	$43.7

As of December 31, 2020, the amount of unrecognized tax benefits decreased to $45.1 million, all of which would impact our effective tax rate, if recognized. We expect the amount of unrecognized tax benefits to change within the next twelve months including releases of previously recorded reserves of approximately $3.0 to $4.0 million.

Interest and penalties related to unrecognized tax benefits are recognized within "Income tax expense" in the Consolidated Statements of Income. As of December 31, 2020, we have accrued a cumulative $26.5 million for interest and penalties on the unrecognized tax benefits.

As of December 31, 2020, the U.S. federal statute of limitations remains open for the year 2017 and forward. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from 2 to 5 years. As of December 31, 2020, years still open to examination by foreign tax authorities in major jurisdictions include Australia (2015 forward), Brazil (2016 forward), Canada (2016 forward), Germany (2015 forward), Sweden (2015 forward) and the U.K. (2019 forward). We are currently under examination in various foreign jurisdictions.

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

In the third quarter of 2020, the final administrative appeal of the First Assessment was decided against the Company. We have decided to appeal this decision to the judicial level. We recorded an additional expense in the third quarter of $1.2 million representing additional attorneys' costs and fees, which we will be required to pay if we do not prevail at the judicial level.

We believe we have meritorious defenses and intend to vigorously contest both of the Brazil Tax Assessments; however, there can be no assurances that we will ultimately prevail. The ultimate outcome will not be determined until the Brazilian tax

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

appeal process is complete, which is expected to take a number of years. If the FRD's initial position is ultimately sustained, payment of the amount assessed would materially and adversely affect our cash flow in the year of settlement.

Because there is no settled legal precedent on which to base a definitive opinion as to whether we will ultimately prevail, we consider the outcome of this dispute to be uncertain. Since it is not more likely than not that we will prevail, in 2012, we recorded a reserve in the amount of $44.5 million (at December 31, 2012 exchange rates) in consideration of this contingency, of which $43.3 million was recorded as an adjustment to the purchase price and which included the 2007-2012 tax years plus penalties and interest through December 2012. Included in this reserve is an assumption of penalties at 75 percent, which is the standard penalty. While there is a possibility that a penalty of 150 percent could be imposed in connection with the First Assessment, based on the facts in our case and existing precedent, we believe the likelihood of a 150 percent penalty is not more likely than not as of December 31, 2020. We will continue to actively monitor administrative and judicial court decisions and evaluate their impact, if any, on our legal assessment of the ultimate outcome of our disputes. In addition, we will continue to accrue interest related to this contingency until such time as the outcome is known or until evidence is presented that we are more likely than not to prevail. The time limit for issuing an assessment for 2011 and 2012 expired in January 2018 and January 2019, respectively. Since we did not receive assessments for either of these periods, we reversed the amounts previously accrued, including $5.6 million related to 2011, which was released in the first quarter of 2018. During the years ended December 31, 2020, 2019 and 2018, we accrued additional interest as a charge to current income tax expense of $0.3 million, $0.9 million and $1.1 million, respectively. At current exchange rates, our accrual through December 31, 2020, including tax, penalties and interest, is $28.4 million (reported in "Other non-current liabilities").

13. Earnings per Share

Total outstanding shares as of December 31, 2020, 2019 and 2018 were 94.9 million, 96.4 million and 102.7 million, respectively. Under our stock repurchase program, for the years ended December 31, 2020, 2019 and 2018, we repurchased and retired 2.7 million, 7.8 million and 6.0 million shares, respectively. For the years ended December 31, 2020, 2019 and 2018, we acquired 0.2 million, 0.5 million and 0.6 million shares, respectively, related to tax withholding in connection with share-based compensation.

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

Our weighted-average shares outstanding for the years ended December 31, 2020, 2019 and 2018 was as follows:

(in millions)	2020	2019	2018
Weighted-average number of shares of common stock outstanding - basic	94.9	99.5	104.8
Stock options	0.1	0.5	1.0
Restricted stock units	1.1	1.0	1.2
Adjusted weighted-average shares and assumed conversions - diluted	96.1	101.0	107.0

Awards of potentially dilutive shares of common stock, which have exercise prices that were higher than the average market price during the period, are not included in the computation of dilutive earnings per share as their effect would have been anti-dilutive. For the years ended December 31, 2020, 2019 and 2018, the number of anti-dilutive shares were approximately 7.1 million, 4.7 million and 4.0 million, respectively.

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

Forward currency contracts are used to hedge foreign denominated inventory purchases for Europe, Australia, Canada, Japan and New Zealand, and are designated as cash flow hedges. Unrealized gains and losses on these contracts are deferred in Accumulated Other Comprehensive Income ("AOCI") until the contracts are settled and the underlying hedged transactions relating to inventory purchases are recognized, at which time the deferred gains or losses will be reported in the "Cost of products sold" line in the Consolidated Statements of Income. As of December 31, 2020 and 2019, we had cash flow foreign exchange contracts outstanding with a U.S. dollar equivalent notional value of $134.3 million and $96.7 million, respectively, which were designated as hedges.

Forward currency contracts used to hedge foreign denominated intercompany loans are not designated as hedging instruments. Gains and losses on these derivative instruments are recognized within "Other expense (income), net" in the Consolidated Statements of Income and are largely offset by the change in the current translated value of the hedged item. The periods of the forward foreign exchange contracts correspond to the periods of the hedged transactions, with some relating to intercompany loans which extend beyond December 2021. As of December 31, 2020 and 2019, we had foreign exchange contracts outstanding with a U.S. dollar equivalent notional value of $164.7 million and $182.6 million, respectively, which were not designated as hedges.

The following table summarizes the fair value of our derivative financial instruments as of December 31, 2020 and 2019:

	Fair Value of Derivative Instruments
	Derivative Assets			Derivative Liabilities
(in millions)	Balance Sheet Location	December 31, 2020	December 31, 2019	Balance Sheet Location	December 31, 2020	December 31, 2019
Derivatives designated as hedging instruments:
Foreign exchange contracts	Other current assets	$0.1	$0.4	Other current liabilities	$5.0	$0.9
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current assets	1.6	7.6	Other current liabilities	1.2	8.6
Foreign exchange contracts	Other non-current assets	32.1	—	Other non-current liabilities	32.1	—
Total derivatives		$33.8	$8.0		$38.3	$9.5

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The following tables summarize the pre-tax effect of the Company’s derivative financial instruments on the Consolidated Statements of Income for the years ended December 31, 2020, 2019 and 2018:

	The Effect of Derivative Instruments in Cash Flow Hedging Relationships on the Consolidated Financial Statements
	Amount of Gain (Loss) Recognized in AOCI (Effective Portion)			Location of (Gain) Loss Reclassified from AOCI to Income	Amount of (Gain) Loss Reclassified from AOCI to Income (Effective Portion)
(in millions)	2020	2019	2018		2020	2019	2018
Cash flow hedges:
Foreign exchange contracts	$(4.5)	$1.0	$9.1	Cost of products sold	$0.5	$(4.2)	$(6.4)

	The Effect of Derivatives Not Designated as Hedging Instruments on the Consolidated Statements of Income
	Location of (Gain) Loss Recognized in Income on Derivatives	Amount of (Gain) Loss Recognized in Income year ended December 31,
(in millions)		2020	2019	2018
Foreign exchange contracts	Other expense (income), net	$(0.1)	$0.1	$0.7

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

We have determined that our financial assets and liabilities described in "Note 14. Derivative Financial Instruments" are Level 2 in the fair value hierarchy. The following table sets forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2020 and 2019:

(in millions)	December 31, 2020	December 31, 2019
Assets:
Forward currency contracts	$33.8	$8.0
Liabilities:
Forward currency contracts	38.3	9.5

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

The fair values of cash and cash equivalents, notes payable to banks, accounts receivable and accounts payable approximate carrying amounts due principally to their short maturities. The carrying amount of total debt was $1,136.6 million and $816.0 million and the estimated fair value of total debt was $1,146.9 million and $831.4 million as of December 31, 2020 and 2019, respectively. The fair values are determined from quoted market prices, where available, and from using current interest rates based on credit ratings and the remaining terms of maturity.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

16. Accumulated Other Comprehensive Income (Loss)

AOCI is defined as net income (loss) and other changes in stockholders’ equity from transactions and other events from sources other than stockholders. The components of, and changes in, AOCI were as follows:

(in millions)	Derivative Financial Instruments	Foreign Currency Adjustments	Unrecognized Pension and Other Post-retirement Benefit Costs	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2018	$2.1	$(299.2)	$(164.6)	$(461.7)
Other comprehensive income (loss) before reclassifications, net of tax	0.6	(0.3)	(45.9)	(45.6)
Amounts reclassified from accumulated other comprehensive (loss) income, net of tax	(2.9)	—	4.5	1.6
Balance at December 31, 2019	(0.2)	(299.5)	(206.0)	(505.7)
Other comprehensive loss before reclassifications, net of tax	(3.2)	(19.3)	(43.0)	(65.5)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	0.3	—	6.7	7.0
Balance at December 31, 2020	$(3.1)	$(318.8)	$(242.3)	$(564.2)

The reclassifications out of AOCI for the years ended December 31, 2020, 2019 and 2018 were as follows:

(in millions)	2020	2019	2018
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)			Location on Income Statement
Gain (loss) on cash flow hedges:
Foreign exchange contracts	$(0.5)	$4.2	$6.4	Cost of products sold
Tax benefit (expense)	0.2	(1.3)	(1.8)	Income tax expense
Net of tax	$(0.3)	$2.9	$4.6
Defined benefit plan items:
Amortization of actuarial loss	$(8.0)	$(5.2)	$(5.1)	(1)
Amortization of prior service cost	(0.7)	(0.7)	(0.3)	(1)
Total before tax	(8.7)	(5.9)	(5.4)
Tax benefit	2.0	1.4	0.7	Income tax expense
Net of tax	$(6.7)	$(4.5)	$(4.7)

Total reclassifications for the period, net of tax	$(7.0)	$(1.6)	$(0.1)

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

Service or Extended Maintenance Agreements ("EMAs"). As of December 31, 2019, there was $5.5 million of unearned revenue associated with outstanding EMAs, primarily reported in "Other current liabilities." During the year ended December 31, 2020, $4.8 million of the unearned revenue was earned and recognized. As of December 31, 2020, the amount of unearned revenue from EMAs was $3.0 million. We expect to earn and recognize approximately $2.3 million of the unearned amount in the next 12 months and $0.7 million in periods beyond the next 12 months.

The following tables presents our net sales disaggregated by regional geography(1), based upon our reporting business segments for the years ended December 31, 2020, 2019 and 2018, and our net sales disaggregated by the timing of revenue recognition for the years ended December 31, 2020, 2019 and 2018:

(in millions)	2020	2019	2018
United States	$725.3	$847.9	$819.7
Canada	96.8	118.9	121.0
ACCO Brands North America	822.1	966.8	940.7

ACCO Brands EMEA(2)	523.9	569.3	605.2

Australia/N.Z.	128.7	145.3	169.2
Latin America	138.8	229.1	178.0
Asia-Pacific	41.7	45.2	48.1
ACCO Brands International	309.2	419.6	395.3
Net sales	$1,655.2	$1,955.7	$1,941.2

(1) Net sales are attributed to geographic areas based on the location of the selling subsidiaries.
(2) ACCO Brands EMEA is comprised largely of Europe, but also includes export sales to the Middle East and Africa.

(in millions)	2020	2019	2018
Product and services transferred at a point in time	$1,604.3	$1,892.9	$1,878.2
Product and services transferred over time	50.9	62.8	63.0
Net sales	$1,655.2	$1,955.7	$1,941.2

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

18. Information on Business Segments

The Company has three operating business segments, each of which is comprised of different geographic regions. The Company's three operating segments are as follows:

Operating Segment	Geography	Primary Brands	Primary Products
ACCO Brands North America	United States and Canada	Five Star®, Quartet®, AT-A-GLANCE®, GBC®, Swingline®, Kensington®, Mead®, Hilroy® and PowerA®	Computer and gaming accessories, school products, planners, storage and organization (3-ring binders), dry erase boards, laminating, binding, stapling and punching products.

ACCO Brands EMEA	Europe, Middle East and Africa	Leitz®, Rapid®, Esselte®, Kensington®, Rexel® GBC®, NOBO®, Derwent® and PowerA®	Storage and organization products (lever-arch binders, sheet protectors, indexes), computer and gaming accessories, stapling, punching, laminating, shredding, do-it-yourself tools, dry erase boards and writing instruments

ACCO Brands International	Australia/N.Z., Latin America and Asia-Pacific	Tilibra®, GBC®, Barrilito®, Foroni®, Marbig®, Kensington®, Artline®*, Wilson Jones®, PowerA®, Quartet®, Spirax® and Rexel® *Australia/N.Z. only	School notebooks, storage and organization products (binders, sheet protectors and indexes), laminating, shredding, writing and arts products, janitorial supplies, dry erase boards and stapling and punching products

Each business segment designs, markets, sources, manufactures, and sells recognized consumer, technology and other end-user demanded branded products used in businesses, schools, and homes. Product designs are tailored to end-user preferences in each geographic region, and where possible, leverage common engineering, design, and sourcing.

Our product categories include computer and gaming accessories; storage and organization; notebooks; laminating, shredding, and binding machines; calendars; stapling; punching; dry erase boards; and do-it-yourself tools, among others. Our portfolio includes both globally and regionally recognized brands.

Customers

We distribute our products through a wide variety of retail and commercial channels to ensure that our products are readily and conveniently available for purchase by consumers and other end-users, wherever they prefer to shop. These channels include mass retailers, e-tailers, discount, drug/grocery and variety chains, warehouse clubs, hardware and specialty stores, independent office product dealers, office superstores, wholesalers, contract stationers, and specialist technology businesses. We also sell directly to commercial and consumer end-users through e-commerce sites and our direct sales organization.

Net sales by reportable business segment for the years ended December 31, 2020, 2019 and 2018 were as follows:

(in millions)	2020	2019	2018
ACCO Brands North America	$822.1	$966.8	$940.7
ACCO Brands EMEA	523.9	569.3	605.2
ACCO Brands International	309.2	419.6	395.3
Net sales	$1,655.2	$1,955.7	$1,941.2

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Operating income by reportable business segment for the years ended December 31, 2020, 2019 and 2018 was as follows:

(in millions)	2020	2019	2018
ACCO Brands North America	$83.0	$131.0	$116.6
ACCO Brands EMEA	51.6	58.6	59.4
ACCO Brands International	15.6	48.5	49.2
Segment operating income	150.2	238.1	225.2
Corporate(1)	(37.8)	(41.9)	(38.2)
Operating income(2)	112.4	196.2	187.0
Interest expense	38.8	43.2	41.2
Interest income	(1.0)	(3.2)	(4.4)
Non-operating pension income	(5.6)	(5.5)	(9.3)
Other expense (income), net	1.6	(1.8)	1.6
Income before income tax	$78.6	$163.5	$157.9

(1)Corporate operating loss in 2020, 2019 and 2018 includes transaction costs of $3.7 million, $1.6 million and $0.5 million respectively, primarily for legal and due diligence expenditures associated with the PowerA, Foroni and GOBA acquisitions.
(2)Operating income as presented in the segment table above is defined as i) net sales; ii) less cost of products sold; iii) less SG&A expenses; iv) less amortization of intangibles; and v) less restructuring charges.

The following table presents the measure of reportable business segment assets used by the Company’s chief operating decision maker as of December 31, 2020 and 2019:

(in millions)	2020	2019
ACCO Brands North America(3)	$401.4	$403.4
ACCO Brands EMEA(3)	265.8	257.9
ACCO Brands International(3)	272.1	384.1
Total segment assets	939.3	1,045.4
Unallocated assets	2,108.1	1,742.3
Corporate(3)	1.3	0.9
Total assets	$3,048.7	$2,788.6

(3)    Represents total assets, excluding goodwill and identifiable intangibles resulting from business acquisitions, intercompany balances, cash, deferred taxes, derivatives, prepaid pension assets, prepaid debt issuance costs and right of use asset, leases.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

As a supplement to the presentation of reportable business segment assets presented above, the table below presents reportable business segment assets, including the allocation of identifiable intangible assets and goodwill resulting from business combinations as of December 31, 2020 and 2019:

(in millions)	2020	2019
ACCO Brands North America(4)	$1,476.3	$1,165.1
ACCO Brands EMEA(4)	710.4	670.9
ACCO Brands International(4)	556.9	686.7
Total segment assets	2,743.6	2,522.7
Unallocated assets	303.8	265.0
Corporate(4)	1.3	0.9
Total assets	$3,048.7	$2,788.6

(4)    Represents total assets, excluding intercompany balances, cash, deferred taxes, derivatives, prepaid pension assets, prepaid debt issuance costs and right of use asset, leases.

Capital spend by reportable business segment for the years ended December 31, 2020, 2019 and 2018 was as follows:

(in millions)	2020	2019	2018
ACCO Brands North America	$9.3	$21.7	$24.3
ACCO Brands EMEA	4.0	7.0	6.1
ACCO Brands International	2.0	4.1	3.7
Total capital spend	$15.3	$32.8	$34.1

Depreciation expense by reportable business segment for the years ended December 31, 2020, 2019 and 2018 was as follows:

(in millions)	2020	2019	2018
ACCO Brands North America	$19.6	$17.3	$15.9
ACCO Brands EMEA	12.7	12.2	12.6
ACCO Brands International	5.6	5.4	5.5
Total depreciation	$37.9	$34.9	$34.0

Property, plant and equipment, net by reportable business segment as of December 31, 2020 and 2019 was as follows:

(in millions)	2020	2019
U.S.	$107.1	$116.6
Canada	1.2	1.7
ACCO Brands North America	108.3	118.3

ACCO Brands EMEA	88.8	92.8

Australia/N.Z.	12.3	12.1
Latin America	30.4	42.2
Asia-Pacific	1.6	1.7
ACCO Brands International	44.3	56.0
Property, plant and equipment, net	$241.4	$267.1

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Top Customers

Net sales to our five largest customers totaled $554.7 million, $641.5 million and $577.3 million for the years ended December 31, 2020, 2019 and 2018, respectively. No customer exceeded 10 percent of net sales for the years ended December 31, 2020 and 2018, respectively. Net sales to Staples/Essendant, our largest customer, were $200.2 million (10 percent) for the year ended December 31, 2019. Except as disclosed, no other customer represented more than 10 percent of net sales in any of the last three years.

As of December 31, 2020 and 2019, our top five trade account receivables totaled $118.2 million and $112.9 million, respectively.

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

Foroni, in years prior to its acquisition, also filed legal actions in Brazil to recover these excess indirect tax payments; however, all of Foroni’s claims are still pending a final decision. In the event any Tax Credits are recovered on behalf of

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Foroni, we are required under the quota purchase agreement to remit such recovery to the former owners of Foroni on a net of income tax paid basis, and therefore will not recognize any benefit in the Consolidated Statements of Income.

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

Unconditional Purchase Commitments

Future minimum payments under unconditional purchase commitments, primarily for inventory purchase commitments as of December 31, 2020 were as follows:

(in millions)
2021	$91.8
2022	1.4
2023	0.6
2024	0.1
2025	0.1
Thereafter	—
Total unconditional purchase commitments	$94.0

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

20. Quarterly Financial Information (Unaudited)

The following is an analysis of certain line items in the Consolidated Statements of Income by quarter for 2020 and 2019:

(in millions, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2020
Net sales(1)	$384.1	$366.9	$444.1	$460.1
Gross profit	112.2	110.0	127.1	143.1
Operating income	17.4	18.5	34.3	42.2
Net income	$8.0	$5.4	$18.8	$29.8
Per share:
Basic income per share (2)	$0.08	$0.06	$0.20	$0.31
Diluted income per share (2)	$0.08	$0.06	$0.20	$0.31
2019
Net sales(1)	$393.9	$518.7	$505.7	$537.4
Gross profit	125.8	165.8	155.9	186.0
Operating income	17.9	61.4	48.8	68.1
Net income	$(0.6)	$35.9	$28.0	$43.5
Per share:
Basic income per share (2)	$(0.01)	$0.35	$0.29	$0.45
Diluted income per share (2)	$(0.01)	$0.35	$0.28	$0.44

(1)    Our recent acquisition of PowerA and previous acquisitions in Mexico and Brazil have increased the size of our seasonal businesses. As a result of the seasonal nature of the demand for our products, we have generated, and we expect to continue to generate, a significant percentage of our sales and profit during the second, third, and fourth quarters. However, our cash flow seasonality is almost all in the second half of the year, as the cash inflow in the first quarter is consumed in the second quarter as inventory. Our third and fourth quarter cash flow comes from completing the working capital cycle and collecting our accounts receivable.

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

As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation under the supervision of the Chief Executive Officer and the Chief Financial Officer, and with the participation of our Disclosure Committee, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2020.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

In December 2020, we completed the PowerA Acquisition, which represented $7.9 million of our consolidated net sales for the year ended December 31, 2020 and $31.8 million of consolidated assets as of December 31, 2020. As the PowerA Acquisition occurred in the fourth quarter of 2020, the scope of our evaluation of the effectiveness of internal control over financial reporting does not include PowerA. This exclusion is in accordance with the SEC's general guidance that an assessment of a recently acquired business may be omitted from our scope in the year of acquisition.

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

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Our management concluded that our internal control over financial reporting was effective as of December 31, 2020.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8. of this report.

ITEM 9B. OTHER INFORMATION
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required under this Item with respect to the executive officers of the Company is incorporated by reference to "Item 1. Business" of this Form 10-K. Except as provided below, all other information required by this Item is contained in the Company’s 2021 Definitive Proxy Statement, which is to be filed with the SEC prior to April 1, 2021, and is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

Information required under this Item is contained in the Company’s 2021 Definitive Proxy Statement, which is to be filed with the SEC prior to April 1, 2021, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table gives information, as of December 31, 2020, about our common stock that may be issued upon the exercise of options and other equity awards under all compensation plans under which equity securities are reserved for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	4,962,885	$9.40	7,996,930	(1)
Equity compensation plans not approved by security holders	—	—	—
Total	4,962,885	$9.40	7,996,930	(1)

(1)These are shares available for grant as of December 31, 2020 under the 2019 ACCO Brands Corporation Incentive Plan (the "Plan") pursuant to which the Compensation and Human Capital Committee of the Board of Directors or the Board of Directors may make various stock-based awards, including grants of stock options, stock-settled appreciation rights, restricted stock, restricted stock units and performance stock units. In addition to these shares, shares covered by outstanding awards under the Plan that were forfeited or otherwise terminated may become available for grant under the Plan and, to the extent such shares have become available as of December 31, 2020, they are included in the table as available for grant.

Other information required under this Item is contained in the Company’s 2021 Definitive Proxy Statement, which is to be filed with the SEC prior to April 1, 2021, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required under this Item is contained in the Company’s 2021 Definitive Proxy Statement, which is to be filed with the SEC prior to April 1, 2021, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required under this Item is contained in the Company’s 2021 Definitive Proxy Statement, which is to be filed with the SEC prior to April 1, 2021, and is incorporated herein by reference.

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

(a)Financial Statements, Financial Statement Schedules and Exhibits

i.All Financial Statements

The following consolidated financial statements of the Company and its subsidiaries are filed as part of this report under Part II, Item 8. - Financial Statements and Supplementary Data:

ii.Financial Statement Schedule:
    Schedule II - Valuation and Qualifying Accounts and Reserves for each of the years ended December 31, 2020, 2019 and 2018.

iii.Exhibits:

    A list of exhibits filed or furnished with this Report on Form 10-K (or incorporated by reference to exhibits previously filed or furnished by the Company) is provided in the accompanying Exhibit Index.

ITEM 16. FORM 10-K SUMMARY

None.

EXHIBIT INDEX

Number     Description of Exhibit

Plans of acquisition, reorganization, arrangement, liquidation or succession

2.1    Purchase Agreement, dated as of November 10, 2020, among ACCO Brands Corporation, ACCO Brands USA LLC, Bensussen Deutsch & Associates LLC and, solely with respect to certain provisions thereof, Bensussen Deutsch Holdings, Inc., Jacob B. Deutsch and Eric E. Bensussen. (incorporated by reference to Exhibit 2.1 to ACCO Brands Corporation's Current Report on Form 8-K filed with the SEC on November 12, 2020 (File No. 001-08454))

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

Instruments defining the rights of security holders, including indentures

4.1    Indenture, dated as of December 22, 2016, among ACCO Brands Corporation, as issuer, the guarantors named therein, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to ACCO Brands Corporation's Annual Report on Form 10-K filed with the SEC on February 27, 2017 (File No. 001-08454))

4.2    Description of securities registered under Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.2 to ACCO Brands Corporation's Annual Report on Form 10-K filed with the SEC on February 27, 2020 (File No. 001-08454))

Material Contracts

10.1    Third Amended and Restated Credit Agreement, dated as of January 27, 2017, among the Company, certain subsidiaries of the Company, Bank of America, N.A., as administrative agent, and the other agents and various lenders party hereto (incorporated by reference to Exhibit 10.11 to ACCO Brands Corporation's Annual Report on Form 10-K filed with the SEC on February 27, 2017 (File No. 001-08454))

10.2    First Amendment to the Third Amended and Restated Credit Agreement, dated as of July 26, 2018, among the Company, certain subsidiaries of the Company, Bank of America, N.A., as administrative agent and the other agents and various lenders party hereto (incorporated by reference to Exhibit 10.1 to ACCO Brands Corporation's Quarterly Report on Form 10-Q filed with the SEC on October 30, 2018 (File No. 001-08454))

10.3    Second Amendment to Third Amended and Restated Credit Agreement, dated as of May 23, 2019, among the Company, certain subsidiaries of the Company, Bank of America, N.A., as administrative agent, and the other lenders party thereto. (incorporated by reference to Exhibit 10.1 to ACCO Brands Corporation's Current Report on Form 8-K filed with the SEC on May 23, 2019 (File No. 001-08454))

10.4    Third Amendment to Third Amended and Restated Credit Agreement, dated as of May 1, 2020, among the Company, certain subsidiaries of the Company, Bank of America, N.A., as administrative agent, and the other lenders party thereto. (incorporated by reference to Exhibit 10.1 to ACCO Brands Corporation's Current Report on Form 8-K filed with the SEC on May 1, 2020 (File No. 001-08454))

10.5    Fourth Amendment to Third Amended and Restated Credit Agreement, dated as of November 10, 2020, among the Company, certain subsidiaries of the Company, Bank of America, N.A., as administrative agent, and the other lenders party thereto. (incorporated by reference to Exhibit 10.1 to ACCO Brands Corporation's Current Report on Form 8-K filed with the SEC on November 12, 2020 (File No. 001-08454))

EXHIBIT INDEX

Number     Description of Exhibit

Executive Compensation Plans and Management Contracts

10.6    ACCO Brands Corporation Executive Severance Plan (effective December 1, 2007) (incorporated by reference to Exhibit 10.1 to ACCO Brands Corporation's Current Report on Form 8-K filed with the SEC on November 29, 2007 (File No. 001-08454))

10.7    Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to ACCO Brands Corporation's Current Report on Form 8-K filed with the SEC on December 24, 2008 (File No. 001-08454))

10.8    Amended and Restated ACCO Brands Deferred Compensation Plan for Non-Employee Directors, effective December 14, 2009 (incorporated by reference to Exhibit 10.41 to ACCO Brands Corporation's Annual Report on Form 10-K filed with the SEC on February 26, 2010 (File No. 001-089454))

10.9    2011 Amended and Restated ACCO Brands Corporation Incentive Plan (incorporated by reference to Exhibit 10.1 to ACCO Brands Corporation's Current Report on Form 8-K filed with the SEC on May 20, 2011 (File No. 001-08454))

10.10    Amendment of 2011 Amended and Restated ACCO Brands Corporation Incentive Plan (incorporated by reference to Exhibit 10.1 to ACCO Brands Corporation's Current Report on Form 8-K filed with the SEC on April 24, 2012 (File No. 001-08454))

10.11    Amendment of the ACCO Brands Corporation Executive Severance Plan, adopted as of October 23, 2012 (incorporated by reference to Exhibit 10.1 to ACCO Brands Corporation's Quarterly Report on Form 10-Q filed with the SEC on October 31, 2012 (File No. 001-08454))

10.12    Amendment to Deferred Compensation Plan for Non-Employee Directors, effective January 1, 2014 (incorporated by reference to Exhibit 10.15 to ACCO Brands Corporation's Annual Report on Form 10-K filed with the SEC on February 25, 2014 (File No. 001-089454))

10.13    Form of 2011 Amended and Restated Incentive Plan Directors Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.16 to ACCO Brands Corporation's Annual Report on Form 10-K filed with the SEC on February 25, 2014 (File No. 001-089454))

10.14    Form of Non-qualified Stock Option Agreement under the 2011 Amended and Restated Incentive Plan (incorporated by reference to Exhibit 10.2 to ACCO Brands Corporation's Current Report on Form 8-K filed with the SEC on March 10, 2014 (File No. 001-08454))

10.15    Second Amendment of 2011 Amended and Restated ACCO Brands Corporation Incentive Plan (incorporated by reference to Exhibit 10.4 to ACCO Brands Corporation's Quarterly Report on Form 10-Q filed with the SEC on April 30, 2014 (File No. 001-08454))

10.16    ACCO Brands Corporation Incentive Plan, which is an amendment and restatement of the Amended and Restated ACCO Brands Corporation 2011 Incentive Plan, as amended (incorporated by reference to Exhibit 4.4 to ACCO Brands Corporation's Registration Statement on Form S-8 filed with the SEC on May 12, 2015 (File No. 001-08454))

10.17    Form of Directors Restricted Stock Unit Award Agreement under the ACCO Brands Corporation Incentive Plan (incorporated by reference to Exhibit 10.1 to ACCO Brands Corporation's Current Report on Form 8-K filed with the SEC on May 18, 2015 (File No. 001-08454))

10.18    Form of Restricted Stock Unit Award Agreement under the ACCO Brands Corporation Incentive Plan (incorporated by reference to Exhibit 10.2 to ACCO Brands Corporation's Current Report on Form 8-K filed with the SEC on May 18, 2015 (File No. 001-08454))

10.19    Form of Performance Stock Unit Award Agreement under the ACCO Brands Corporation Incentive Plan (incorporated by reference to Exhibit 10.3 to ACCO Brands Corporation's Current Report on Form 8-K filed with the SEC on May 18, 2015 (File No. 001-08454))

EXHIBIT INDEX

Number     Description of Exhibit

10.20    Form of Nonqualified Stock Option Award Agreement under the ACCO Brands Corporation Incentive Plan (incorporated by reference to Exhibit 10.4 to ACCO Brands Corporation's Current Report on Form 8-K filed with the SEC on May 18, 2015 (File No. 001-08454))

10.21    Form of Executive Officer Restricted Stock Unit Award Agreement under the ACCO Brands Corporation Incentive Plan (incorporated by reference to Exhibit 10.1 to ACCO Brands Corporation's Quarterly Report on Form 10-Q filed with the SEC on May 9, 2017 (File No. 001-08454))

10.22    ACCO Brands Corporation Executive Severance Plan, as amended and restated effective January 1, 2019 (incorporated by reference to Exhibit 10.1 to ACCO Brands Corporation's Current Report on Form 8-K filed with the SEC on October 22, 2018 (File No. 001-09454))

10.23    ACCO Brands Corporation Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.26 to ACCO Brands Corporation's Annual Report on Form 10-K filed with the SEC on February 27, 2019 (File No. 001-09454))

10.24    2019 ACCO Brands Corporation Incentive Plan (incorporated by reference to Exhibit 99 to the Company’s Registration Statement on Form S-8 filed with the SEC on May 21, 2019)

10.25    Form of Directors Restricted Stock Unit Award Agreement under the 2019 ACCO Brands Corporation Incentive Plan (incorporated by reference to Exhibit 10.3 to ACCO Brands Corporation's Quarterly Report on Form 10-Q filed with the SEC on July 31, 2019 (File No. 001-08454))

10.26    Form of Restricted Stock Unit Award Agreement under the 2019 ACCO Brands Corporation Incentive Plan (incorporated by reference to Exhibit 10.4 to ACCO Brands Corporation's Quarterly Report on Form 10-Q filed with the SEC on July 31, 2019 (File No. 001-08454))

10.27    Form of Performance Stock Unit Award Agreement under the 2019 ACCO Brands Corporation Incentive Plan (incorporated by reference to Exhibit 10.5 to ACCO Brands Corporation's Quarterly Report on Form 10-Q filed with the SEC on July 31, 2019 (File No. 001-08454))

10.28    Form of Nonqualified Stock Option Award Agreement under the 2019 ACCO Brands Corporation Incentive Plan (incorporated by reference to Exhibit 10.6 to ACCO Brands Corporation's Quarterly Report on Form 10-Q filed with the SEC on July 31, 2019 (File No. 001-08454))

10.29    Form of Nonqualified Stock Option Award Agreement under the 2019 ACCO Brands Corporation Incentive Plan (incorporated by reference to Exhibit 10.1 to ACCO Brands Corporation's Quarterly Report on Form 10-Q filed with the SEC on May 5, 2020 (File No. 001-08454))

10.30    Form of Nonqualified Stock Option Award Agreement - Non-U.S.Employees under the 2019 ACCO Brands Corporation Incentive Plan (incorporated by reference to Exhibit 10.2 to ACCO Brands Corporation's Quarterly Report on Form 10-Q filed with the SEC on May 5, 2020 (File No. 001-08454))

10.31    ACCO Brands Corporation Deferred Compensation Plan for Non-Employee Directors Restated Effective December 3, 2019 (incorporated by reference to Exhibit 10.31 to ACCO Brands Corporation's Annual Report on Form 10-K filed with the SEC on February 27, 2020 (File No. 001-08454))

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
James M. Dudek, Jr.
Senior Vice President, Corporate Controller and Chief Accounting Officer (principal accounting officer)
February 26, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Boris Elisman	Chairman, President and Chief Executive Officer (principal executive officer)	February 26, 2021
Boris Elisman

/s/ Neal V. Fenwick	Executive Vice President and Chief Financial Officer (principal financial officer)	February 26, 2021
Neal V. Fenwick

/s/ James M. Dudek, Jr.	Senior Vice President, Corporate Controller and Chief Accounting Officer (principal accounting officer)	February 26, 2021
James M. Dudek, Jr.

/s/ James A. Buzzard*	Director	February 26, 2021
James A. Buzzard

/s/ Kathleen S. Dvorak*	Director	February 26, 2021
Kathleen S. Dvorak

Signature	Title	Date

/s/ Pradeep Jotwani*	Director	February 26, 2021
Pradeep Jotwani

/s/ Robert J. Keller*	Director	February 26, 2021
Robert J. Keller

/s/ Thomas Kroeger*	Director	February 26, 2021
Thomas Kroeger

/s/ Ron Lombardi*	Director	February 26, 2021
Ron Lombardi

/s/ Graciela Monteagudo*	Director	February 26, 2021
Graciela Monteagudo

/s/ Hans Michael Norkus*	Director	February 26, 2021
Hans Michael Norkus

/s/ E. Mark Rajkowski*	Director	February 26, 2021
E. Mark Rajkowski

/s/ Neal V. Fenwick
* Neal V. Fenwick as Attorney-in-Fact

ACCO Brands Corporation
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
SCHEDULE II
Allowances for Doubtful Accounts

Changes in the allowances for doubtful accounts were as follows:

	Year Ended December 31,
(in millions)	2020	2019	2018
Balance at beginning of year	$6.7	$6.5	$5.4
Additions charged to expense	8.0	1.6	0.3
Deductions - write offs	(3.0)	(2.6)	(1.1)
Acquisitions	—	1.3	2.2
Foreign exchange changes	(0.3)	(0.1)	(0.3)
Balance at end of year	$11.4	$6.7	$6.5

Allowances for Sales Discounts and Other Credits

Changes in the allowances for sales discounts and returns were as follows:

	Year Ended December 31,
(in millions)	2020	2019	2018
Balance at beginning of year	$7.7	$7.8	$9.7
Additions charged to expense	12.2	13.5	12.7
Deductions	(7.9)	(13.7)	(11.1)
Reclass to Other current liabilities(1)	—	—	(3.4)
Acquisitions	—	—	0.3
Foreign exchange changes	0.2	0.1	(0.4)
Balance at end of year	$12.2	$7.7	$7.8

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

Allowances for Cash Discounts

Changes in the allowances for cash discounts were as follows:

	Year Ended December 31,
(in millions)	2020	2019	2018
Balance at beginning of year	$2.0	$1.7	$3.0
Additions charged to expense	19.7	22.2	19.6
Deductions - discounts taken	(19.9)	(21.8)	(21.3)
Acquisitions	—	—	0.5
Foreign exchange changes	0.1	(0.1)	(0.1)
Balance at end of year	$1.9	$2.0	$1.7

ACCO Brands Corporation
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
SCHEDULE II (Continued)
Warranty Reserves

Changes in the reserve for warranty claims were as follows:

	Year Ended December 31,
(in millions)	2020	2019	2018
Balance at beginning of year	$5.4	$4.9	$4.1
Provision for warranties issued	3.5	3.9	4.1
Deductions - settlements made (in cash or in kind)	(3.1)	(3.4)	(3.1)
Foreign exchange changes	0.3	—	(0.2)
Balance at end of year	$6.1	$5.4	$4.9

Income Tax Valuation Allowance

Changes in the deferred tax valuation allowances were as follows:

	Year Ended December 31,
(in millions)	2020	2019	2018
Balance at beginning of year	$51.6	$50.8	$45.0
Debits (Credits) to expense	2.2	0.4	6.9
Foreign exchange changes	1.6	0.4	(1.1)
Balance at end of year	$55.4	$51.6	$50.8

See accompanying report of independent registered public accounting firm.