Form 10-K/A
period 2020-12-31
ACCO BRANDS Corp
filed 2021-04-12
CIK 712034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________
Form 10-K/A
Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No.1 on Form 10-K/A (this "Amendment") amends the Annual Report on Form 10-K of ACCO Brands Corporation (the "Company") for the year ended December 31, 2020, as filed with the Securities and Exchange Commission ("SEC") on February 26, 2021 (the “Form 10-K”). In the Form 10-K, the Company inadvertently omitted "/s/ KPMG LLP" on the signature line in the document titled "Report of Independent Registered Public Accounting Firm" (the "Audit Report"). The Audit Report was signed by KPMG LLP and delivered to the Company prior to the original filing of the Form 10-K, but the conformed signature line was inadvertently omitted from the version of the Audit Report included in the filing.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are being filed as Exhibits 31.1, 31.2, 32.1 and 32.2 to this Amendment.

This Amendment consists solely of the preceding cover page, this explanatory note, the information required by Items 8 and 15 of Form 10-K, a signature page, and certifications required to be filed as exhibits hereto. Except as described in this Explanatory Note, this Amendment does not modify, amend, or update any of the financial information or any other information set forth in the Form 10-K, and this Amendment does not reflect events that occurred subsequent to February 26, 2021.

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

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

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

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

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

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

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

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

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

61

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

21.1    Subsidiaries of the Registrant

23.1    Consent of KPMG LLP

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
James M. Dudek, Jr.
Senior Vice President, Corporate Controller and Chief Accounting Officer (principal accounting officer)
April 9, 2021