Form 10-Q
period 2021-03-31
ACCO BRANDS Corp
filed 2021-04-28
CIK 712034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2021

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

As of April 22, 2021, the registrant had outstanding 95,491,857 shares of Common Stock.

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

Other factors that could affect our results or cause plans, actions and results to differ materially from current expectations are detailed in "Part I, Item 1. Business" and "Part I, Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2020, and the discussion under the heading "COVID-19 Impact" as well as the financial statement line item discussions set forth in "Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations" of this Quarterly Report on Form 10-Q and from time to time in our other Securities and Exchange Commission (the "SEC") filings.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
ACCO Brands Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

	March 31, 2021	December 31, 2020
(in millions)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$75.1	$36.6
Accounts receivable, net	307.8	356.0
Inventories	351.2	305.1
Other current assets	45.7	30.5
Total current assets	779.8	728.2
Total property, plant and equipment	648.1	657.8
Less: accumulated depreciation	(418.9)	(416.4)
Property, plant and equipment, net	229.2	241.4
Right of use asset, leases	84.1	89.2
Deferred income taxes	124.4	136.5
Goodwill	799.7	827.4
Identifiable intangibles, net	947.9	977.0
Other non-current assets	36.6	49.0
Total assets	$3,001.7	$3,048.7
Liabilities and Stockholders' Equity
Current liabilities:
Notes payable	$11.4	$5.7
Current portion of long-term debt	36.8	70.8
Accounts payable	187.7	180.2
Accrued compensation	36.3	41.0
Accrued customer program liabilities	71.7	91.4
Lease liabilities	21.5	22.6
Current portion of contingent consideration	16.2	10.4
Other current liabilities	117.2	134.8
Total current liabilities	498.8	556.9
Long-term debt, net	1,155.9	1,054.6
Long-term lease liabilities	72.0	76.5
Deferred income taxes	153.1	170.6
Pension and post-retirement benefit obligations	297.6	317.1
Contingent consideration	8.7	7.8
Other non-current liabilities	106.8	122.5
Total liabilities	2,292.9	2,306.0
Stockholders' equity:
Common stock	1.0	1.0
Treasury stock	(40.8)	(39.9)
Paid-in capital	1,889.9	1,883.1
Accumulated other comprehensive loss	(577.2)	(564.2)
Accumulated deficit	(564.1)	(537.3)
Total stockholders' equity	708.8	742.7
Total liabilities and stockholders' equity	$3,001.7	$3,048.7
See Notes to Condensed Consolidated Financial Statements (Unaudited).

ACCO Brands Corporation and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
(in millions, except per share data)	2021	2020
Net sales	$410.5	$384.1
Cost of products sold	295.0	271.9
Gross profit	115.5	112.2
Operating costs and expenses:
Selling, general and administrative expenses	94.0	86.1
Amortization of intangibles	12.0	8.4
Restructuring charges	3.9	0.3
Change in fair value of contingent consideration	6.7	—
Total operating costs and expenses	116.6	94.8
Operating (loss) income	(1.1)	17.4
Non-operating expense (income):
Interest expense	13.2	8.6
Interest income	(0.1)	(0.3)
Non-operating pension income	(0.8)	(1.5)
Other expense (income), net	12.9	(0.5)
(Loss) income before income tax	(26.3)	11.1
Income tax (benefit) expense	(5.9)	3.1
Net (loss) income	$(20.4)	$8.0

Per share:
Basic (loss) income per share	$(0.21)	$0.08
Diluted (loss) income per share	$(0.21)	$0.08

Weighted average number of shares outstanding:
Basic	95.1	96.0
Diluted	95.1	97.5

See Notes to Condensed Consolidated Financial Statements (Unaudited).

ACCO Brands Corporation and Subsidiaries
Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended March 31,
(in millions)	2021	2020
Net (loss) income	$(20.4)	$8.0
Other comprehensive income (loss), net of tax:
Unrealized income on derivative instruments, net of tax expense of $(1.8) and $(0.9), respectively	4.1	2.4

Foreign currency translation adjustments, net of tax (expense) benefit of $(1.5) and $2.1, respectively	(20.7)	(49.7)

Recognition of deferred pension and other post-retirement items, net of tax expense of $(1.2) and $(2.4), respectively	3.6	7.9
Other comprehensive loss, net of tax	(13.0)	(39.4)

Comprehensive loss	$(33.4)	$(31.4)

See Notes to Condensed Consolidated Financial Statements (Unaudited).

ACCO Brands Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(in millions)	2021	2020
Operating activities
Net (loss) income	$(20.4)	$8.0
Amortization of inventory step-up	2.4	—
Change in fair value of contingent liability	6.7	—
Depreciation	9.6	8.6
Amortization of debt issuance costs	0.8	0.5
Amortization of intangibles	12.0	8.4
Stock-based compensation	4.8	0.9
Loss on debt extinguishment	3.7	—
Changes in balance sheet items:
Accounts receivable	34.4	112.0
Inventories	(54.4)	(26.2)
Other assets	(13.3)	(13.8)
Accounts payable	11.3	(45.2)
Accrued expenses and other liabilities	(27.9)	(72.1)
Accrued income taxes	(12.1)	(6.3)
Net cash used by operating activities	(42.4)	(25.2)
Investing activities
Additions to property, plant and equipment	(3.8)	(6.9)
Cost of acquisitions, net of cash acquired	18.2	0.6
Net cash provided (used) by investing activities	14.4	(6.3)
Financing activities
Proceeds from long-term borrowings	595.8	117.4
Repayments of long-term debt	(509.0)	(5.3)
Proceeds of notes payable, net	6.2	12.4
Payment for debt premium	(9.8)	—
Payments for debt issuance costs	(9.7)	—
Dividends paid	(6.2)	(6.2)
Repurchases of common stock	—	(18.9)
Payments related to tax withholding for stock-based compensation	(0.9)	(1.7)
Proceeds from the exercise of stock options	1.9	1.5
Net cash provided by financing activities	68.3	99.2
Effect of foreign exchange rate changes on cash and cash equivalents	(1.8)	(2.1)
Net increase in cash and cash equivalents	38.5	65.6
Cash and cash equivalents
Beginning of the period	36.6	27.8
End of the period	$75.1	$93.4
Cash paid during the year for:
Interest	$12.7	$2.9
Income taxes	$7.2	$10.1

See Notes to Condensed Consolidated Financial Statements (Unaudited).

ACCO Brands Corporation and Subsidiaries
Consolidated Statement of Stockholders' Equity
(Unaudited)

(in millions)	Common Stock	Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Accumulated Deficit	Total
Balance at December 31, 2020	$1.0	$1,883.1	$(564.2)	$(39.9)	$(537.3)	$742.7
Net loss	—	—	—	—	(20.4)	(20.4)
Gain on derivative financial instruments, net of tax	—	—	4.1	—	—	4.1
Translation impact, net of tax	—	—	(20.7)	—	—	(20.7)
Pension and post-retirement adjustment, net of tax	—	—	3.6	—	—	3.6
Stock-based compensation	—	5.0	—	—	(0.2)	4.8
Common stock issued, net of shares withheld for employee taxes	—	1.9	—	(0.9)	—	1.0
Dividends declared, $.065 per share	—	—	—	—	(6.2)	(6.2)
Other	—	(0.1)	—	—	—	(0.1)
Balance at March 31, 2021	1.0	1,889.9	(577.2)	(40.8)	(564.1)	708.8

Shares of Capital Stock

	Common Stock	Treasury Stock	Net Shares
Shares at December 31, 2020	99,129,455	4,186,890	94,942,565
Common stock issued, net of shares withheld for employee taxes	652,755	109,599	543,156
Shares at March 31, 2021	99,782,210	4,296,489	95,485,721

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

See Notes to Condensed Consolidated Financial Statements (Unaudited).

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

As used in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, the terms "ACCO Brands," "ACCO," the "Company," "we," "us," and "our" refer to ACCO Brands Corporation and its consolidated subsidiaries.

The management of ACCO Brands Corporation is responsible for the accuracy and internal consistency of the preparation of the condensed consolidated financial statements and notes contained in this Quarterly Report on Form 10-Q.

The condensed consolidated interim financial statements have been prepared pursuant to the rules and regulations of the SEC. Although the Company believes the disclosures are adequate to make the information presented not misleading, certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the U.S. ("GAAP") have been condensed or omitted pursuant to those rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

The Condensed Consolidated Balance Sheet as of March 31, 2021, the related Consolidated Statements of Operations, the Consolidated Statements of Comprehensive Loss, the Consolidated Statements of Stockholders' Equity for the three months ended March 31, 2021 and 2020 and Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020 are unaudited. The December 31, 2020 Condensed Consolidated Balance Sheet data was derived from audited financial statements, but does not include all annual disclosures required by GAAP. The above referenced financial statements included herein were prepared by management and reflect all adjustments (consisting solely of normal recurring items unless otherwise noted) which are, in the opinion of management, necessary for the fair presentation of results of operations and cash flows for the interim periods ended March 31, 2021 and 2020, and the financial position of the Company as of March 31, 2021. Interim results may not be indicative of results for a full year.

Effective December 17, 2020, we completed the acquisition of PowerA (the "PowerA Acquisition"), a leading provider of third-party video gaming console accessories primarily in North America. The results of PowerA are included in all three of the Company's operating business segments effective December 17, 2020. The preliminary purchase price was $321.8 million, plus an additional earnout of up to $55.0 million in cash, which is contingent upon PowerA achieving one- and two- year sales and profit growth objectives and has a present value of $24.9 million as of March 31, 2021. The PowerA Acquisition and related expenses were funded by cash on hand, as well as borrowings from our revolving credit facility. See "Note 3. Acquisitions" for details on the PowerA Acquisition.

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

2. Recent Accounting Pronouncements and Adopted Accounting Standards

Recent Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board ("FASB") issued ASU 2020-04, Reference Rate Reform (Topic 848), which provides optional expedients and exceptions for applying current GAAP to contracts, hedging relationships, and other transactions affected by the transition from the use of LIBOR to an alternative reference rate. We are currently evaluating our contracts and hedging relationships that reference LIBOR and the potential effects of adopting this new guidance. The guidance can be adopted immediately and is applicable to contracts entered into on or before December 31, 2022.

There are no other recently issued accounting standards that are expected to have an impact on the Company’s financial condition, results of operations or cash flow.

Recently Adopted Accounting Standards

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which removes certain exceptions for investments, intraperiod allocations and interim calculations, and adds guidance to

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

reduce complexity in accounting for income taxes. Effective January 1, 2021, the Company adopted this standard. The adoption of this standard did not have a material impact on our condensed consolidated financial statements.

There were no other accounting standards that were adopted in the first three months of 2021 that had a material effect on the Company’s financial condition, results of operations or cash flow.

3. Acquisitions

Acquisition of PowerA

Effective December 17, 2020, we completed the acquisition of PowerA, a leading provider of third-party video gaming console accessories primarily in North America. The results of PowerA are included in all three of the Company's reporting units effective December 17, 2020.

The preliminary purchase price was $321.8 million, plus an additional earnout of up to $55.0 million in cash, which is contingent upon PowerA achieving one- and two- year sales and profit growth objectives and has a fair value of $24.9 million as of March 31, 2021. The PowerA Acquisition and related expenses were funded by cash on hand, as well as borrowings from our revolving credit facility. During the first quarter of 2021, the Company received a working capital adjustment of $18.2 million recorded as a reduction to the preliminary purchase price recorded at December 31, 2020 of $340.0 million.

For accounting purposes, the Company was the acquiring enterprise. The PowerA Acquisition is being accounted for as a purchase business combination and PowerA's results are included in the Company’s consolidated financial statements as of December 31, 2020. The additional net sales from PowerA during the three months ended March 31, 2021 were $62.7 million.

The following table presents the preliminary allocation of the consideration given to the fair values of the assets acquired and liabilities assumed at the date of the PowerA Acquisition:

(in millions)	At December 17, 2020
Calculation of Goodwill:
Purchase price, net of working capital adjustment	$321.8

Fair value of contingent consideration	$18.2

Plus fair value of liabilities assumed:
Accrued liabilities	9.2
Fair value of liabilities assumed	$9.2

Less fair value of assets acquired:
Inventory	28.7
Property and equipment	0.2
Identifiable intangibles	239.7
Other assets	13.2
Fair value of assets acquired	$281.8

Goodwill	$67.4

We are continuing our review of the fair value estimate of assets acquired and liabilities assumed, during the measurement period, which will conclude as soon as we receive the information we are seeking about facts and circumstances that existed as of the acquisition date or learn that more information is not available. This measurement period will not exceed one year from the acquisition date. The excess of the purchase price over the fair value of net assets acquired is allocated to goodwill. The preliminary goodwill of $67.4 million is primarily attributable to synergies expected to be realized from leveraging our geographic footprint and from the existence of an assembled workforce.

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Our fair value estimate of assets acquired and liabilities assumed is pending the completion of several elements, including the final determination of the purchase price, pending final determination of the fair value of the assets acquired and liabilities assumed, and the final review by our management. The primary areas that are not yet finalized relate to intangible assets and contingent consideration. In particular, the determination of the preliminary fair value of the customer relationships and vendor relationships intangible assets required us to make significant estimates and assumptions regarding (1) future revenue growth rates, (2) future cost of sales and operating expenses, (3) attrition rate, (4) future cash flows without vendor relationships, and (5) discount rates. Accordingly, there could be material adjustments to our consolidated financial statements, including changes in our amortization expense related to the valuation of intangible assets and their respective useful lives, among other adjustments.

The final determination of the purchase price, fair values and resulting goodwill may differ significantly from what is reflected in these consolidated financial statements.

During the year ended December 31, 2020, transaction costs related to the PowerA Acquisition were $3.7 million, and for the quarter ending March 31, 2021, they were $0.1 million. These costs were reported as SG&A expenses in the Company's Consolidated Statements of Operations.

Unaudited Pro Forma Consolidated Results

The unaudited pro forma information presented below is not intended to represent, nor do we believe it is indicative of, the consolidated results of operations of the Company that would have been reported had the PowerA Acquisition been completed on January 1, 2019. Furthermore, the unaudited pro forma information does not give effect to the anticipated synergies or other anticipated benefits of the PowerA Acquisition.

Had the PowerA Acquisition occurred on January 1, 2019, unaudited pro forma consolidated results of the Company for the three months ended March 31, 2021 and 2020 would have been as follows:

(in millions)	2021	2020
Net sales	$410.5	$414.6
Net (loss) income	(20.4)	8.0
Net (loss) income per common share (diluted)	$(0.21)	$0.08

The pro forma amounts are based on the Company's historical results and the historical results for the acquired PowerA business. The pro forma results of operations have been adjusted to include amortization of finite-lived intangibles, and other charges related to the PowerA Acquisition accounting.

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

4. Long-term Debt and Short-term Borrowings

Notes payable and long-term debt, listed in order of the priority of security interests in assets of the Company, consisted of the following as of March 31, 2021 and December 31, 2020:

(in millions)	March 31, 2021	December 31, 2020
Euro Senior Secured Term Loan A, due March 2026 (floating interest rate of 2.25% at March 31, 2021)	$273.9	$—
Euro Senior Secured Term Loan A, due May 2024 (floating interest rate of 2.50% at December 31, 2020)	—	287.4
USD Senior Secured Term Loan A, due March 2026 (floating interest rate of 2.45% at March 31, 2021)	92.5	—
USD Senior Secured Term Loan A, due May 2024 (floating interest rate of 3.50% at December 31, 2020)	—	92.5
Australian Dollar Senior Secured Term Loan A, due March 2026 (floating interest rate of 2.31% at March 31, 2021)	42.8	—
Australian Dollar Senior Secured Term Loan A, due May 2024 (floating interest rate of 2.57% at December 31, 2020)	—	43.4
U.S. Dollar Senior Secured Revolving Credit Facility, due March 2026 (floating interest rate of 2.47% at March 31, 2021)	173.3	—
U.S. Dollar Senior Secured Revolving Credit Facility, due May 2024 (floating interest rate of 3.50% at December 31, 2020)	—	307.2
Australian Dollar Senior Secured Revolving Credit Facility, due March 2026 (floating interest rate of 2.31% at March 31, 2021)	45.6	—
Australian Dollar Senior Secured Revolving Credit Facility, due May 2024 (floating interest rate of 2.57% at December 31, 2020)	—	25.4
Senior Unsecured Notes, due March 2029 (fixed interest rate of 4.25%)	575.0	—
Senior Unsecured Notes, due December 2024 (fixed interest rate of 5.25%)	—	375.0
Other borrowings	11.4	5.7
Total debt	1,214.5	1,136.6
Less:
Current portion	48.2	76.5
Debt issuance costs, unamortized	10.4	5.5
Long-term debt, net	$1,155.9	$1,054.6

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

Effective July 26, 2018, the Company entered into the First Amendment (the "First Amendment") to the Credit Agreement. The First Amendment increased the aggregate revolving credit commitments under the Revolving Facility by $100.0 million such that, after giving effect to such increase, the aggregate amount of revolving credit available under the Revolving Facility was $500.0 million. In addition, the First Amendment also affected certain technical amendments to the Credit Agreement, including the addition of provisions relating to LIBOR successor rate procedures if LIBOR becomes unascertainable or is discontinued in the future and to expressly permit certain intercompany asset transfers. The changes related to LIBOR successor rate procedures are not expected to have a material effect on the Company.

Effective May 23, 2019, the Company entered into a Second Amendment (the "Second Amendment") to the Credit Agreement. Pursuant to the Second Amendment, the Credit Agreement was amended to, among other things:

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

•extend the maturity date to May 23, 2024;

•further increase the aggregate revolving credit commitments under the Revolving Facility from $500.0 million to $600.0 million;

•establish a new term loan facility denominated in U.S. Dollars in an aggregate principal amount of $100.0 million (the "USD Term Loan");

•replace the minimum fixed coverage ratio of 1.25:1.00 with a minimum Interest Coverage Ratio (as defined in the Credit Agreement) of 3.00:1.00; and

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

The USD Term Loan, the Euro Term Loan and the Australian Term Loan are collectively referred to herein as the “Term Loan Facility.”

On May 1, 2020, the Company entered into a Third Amendment (the "Third Amendment") to the Credit Agreement pursuant to which the Credit Agreement was amended to, among other things:

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

In connection with the PowerA Acquisition, effective November 10, 2020, the Company entered into a Fourth Amendment (the "Fourth Amendment") to the Credit Agreement pursuant to which the Credit Agreement was amended to, among other things:

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

Effective March 31, 2021, the Company entered into a Fifth Amendment (the “Fifth Amendment”) to the Credit Agreement. Pursuant to the Fifth Amendment, the Credit Agreement was amended to, among other things:

•further extend the maturity date from May 23, 2024 to March 31, 2026;

•further modify the maximum Consolidated Leverage Ratio financial covenant such that for the fiscal quarter ending September 30, 2022 and thereafter, the maximum leverage ratio is set at 4.00:1.00;

•reflect more favorable pricing at higher Consolidated Leverage Ratio levels along with lower fees on undrawn amounts, as follows;

Consolidated Leverage Ratio	Applicable Rate on Euro/AUD/CDN Dollar Loans	Applicable Rate on Base Rate Loans	Undrawn Fee
> 4.50 to 1.00	2.50%	1.50%	0.500%
≤ 4.50 to 1.00 and > 4.00 to 1.00	2.25%	1.25%	0.375%
≤ 4.00 to 1.00 and > 3.50 to 1.00	2.00%	1.00%	0.350%
≤ 3.50 to 1.00 and > 3.00 to 1.00	1.75%	0.75%	0.300%
≤ 3.00 to 1.00 and > 2.00 to 1.00	1.50%	0.50%	0.250%
≤ 2.00 to 1.00	1.25%	0.25%	0.200%

•eliminate the LIBOR rate floor for U.S. Dollar loans.

Under the Fifth Amendment, pricing will be locked at LIBOR plus 2.25 percent until the Company publishes its financial results for the fiscal quarter ending June 30, 2021, and is subject to the above leverage-based pricing grid thereafter.

Senior Unsecured Notes

On March 15, 2021, the Company completed a private offering of $575.0 million in aggregate principal amount of 4.25% Senior Notes due March 2029 (the "New Notes"), which were issued under an indenture, dated as of March 15, 2021 (the "New Indenture"), among the Company, as issuer, the guarantors named therein and Wells Fargo Bank, National Association, as trustee. The Company will pay interest on the New Notes semiannually on March 15 and September 15 of each year, beginning on September 15, 2021.

The New Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by each of the Company’s existing and future U.S. subsidiaries, other than certain excluded subsidiaries.

The New Indenture contains covenants that limit the ability of the Company and its restricted subsidiaries’ ability to, among other things: (i) incur additional indebtedness or issue disqualified stock or, in the case of the Company’s restricted subsidiaries, preferred stock; (ii) create liens; (iii) pay dividends, make certain investments or make other restricted payments; (iv) sell certain assets or merge with or into other companies; (v) enter into transactions with affiliates; and (vi) in the case of a restricted subsidiary, ability to pay dividends, loans, or assets to the Company or other restricted subsidiaries. These covenants are subject to a number of important limitations and exceptions. The New Indenture also provides for events of default, which, if any of them occurs, would permit or require the principal, premium, if any, and accrued but unpaid interest on all the then outstanding New Notes to be immediately due and payable.

In addition, effective March 15, 2021, the Company irrevocably deposited with the trustee of its 5.25% Senior Notes due 2024 (the "Prior Notes") an amount necessary to pay the aggregate redemption price for the Prior Notes, and satisfied and discharged all its obligations related to the Prior Notes indenture. Proceeds from the offering of the New Notes were applied toward the payment of the aggregate redemption price for the Prior Notes, the repayment of approximately $178.0 million of

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

the Company’s outstanding borrowings under its Revolving Facility and to pay fees and expenses related to the offering of the New Notes. The Prior Notes were redeemed on March 31, 2021 at an aggregate redemption price of $390.6 million, consisting of $375 million of the principal due and payable on the Prior Notes, a call premium of $9.8 million (included in "Other expense (income), net"), and accrued and unpaid interest of $5.8 million (included in "Interest expense").

Also included in "Other expense (income), net" is a $3.7 million charge for the write-off of debt issuance costs. Additionally, we incurred and capitalized approximately $8.2 million in bank, legal and other fees associated with the issuance of the New Notes.

As of March 31, 2021, there were $218.9 million in borrowings outstanding under the Revolving Facility. The remaining amount available for borrowings was $367.1 million (allowing for $14.0 million of letters of credit outstanding on that date).

As of March 31, 2021, our Consolidated Leverage Ratio was approximately 4.50 to 1.00 versus our maximum covenant of 5.25 to 1.00.

5. Leases

The Company leases its corporate headquarters, various other facilities for distribution, manufacturing, and offices, as well as vehicles, forklifts and other equipment. The Company determines if an arrangement is a lease at inception. Leases are included in "Right of use asset, leases" ("ROU Assets"), and the current portion of the lease liability is included in "Lease liabilities" and the non-current portion is included in "Long-term lease liabilities" in the Condensed Consolidated Balance Sheets. The Company currently has an immaterial amount of financing leases and leases with terms of more than one month and less than 12 months. ROU Assets and lease liabilities are recognized based on the present value of lease payments over the lease term. Because most of the Company’s leases do not provide an implicit rate of return, the Company uses its incremental collateralized borrowing rate, on a regional basis, in determining the present value of lease payments. The incremental borrowing rate is dependent upon the duration of the lease and has been segmented into three groups of time. All leases within the same region and the same group of time share the same incremental borrowing rate. The Company has lease agreements with lease and non-lease components, which are combined for accounting purposes for all classes of assets except information technology equipment.

The components of lease expense were as follows:

	Three Months Ended March 31,
(in millions)	2021	2020
Operating lease cost	$7.2	$7.3
Sublease income	(0.3)	(0.4)
Total lease cost	$6.9	$6.9

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Other information related to leases was as follows:

	Three Months Ended March 31,
(in millions, except lease term and discount rate)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7.2	$7.3
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	4.2	1.0

	As of
	March 31, 2021
Weighted average remaining lease term:
Operating leases	6.3 years

Weighted average discount rate:
Operating leases	5.3%

Future minimum lease payments, net of sub-lease income, for all non-cancelable leases as of March 31, 2021, were as follows:

(in millions)
2021	$20.1
2022	20.7
2023	16.1
2024	13.3
2025	9.9
2026	8.3
Thereafter	24.2
Total minimum lease payments	112.6
Less imputed interest	19.1
Future minimum payments for leases, net of sublease rental income and imputed interest	$93.5

6. Pension and Other Retiree Benefits

The components of net periodic benefit (income) cost for pension and post-retirement plans for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,
	Pension				Post-retirement
	U.S.		International
(in millions)	2021	2020	2021	2020	2021	2020
Service cost	$0.4	$0.4	$0.4	$0.4	$—	$—
Interest cost	1.0	1.5	1.6	2.4	—	—
Expected return on plan assets	(2.8)	(2.9)	(4.8)	(4.7)	—	—
Amortization of net loss (gain)	1.0	0.8	1.8	1.2	(0.1)	(0.1)
Amortization of prior service cost	0.1	0.1	0.1	0.1	—	—
Curtailment loss(1)	1.4	—	—	—	—	—
Net periodic benefit cost (income) (2)	$1.1	$(0.1)	$(0.9)	$(0.6)	$(0.1)	$(0.1)

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(1)Curtailment loss of $1.4 million due to the pension benefit freeze for the Sidney group under the ACCO Brands Corporation Pension Plan.
(2)The components, other than service cost, are included in the line "Non-operating pension income" in the Consolidated Statements of Operations.

We expect to contribute approximately $24.5 million to our defined benefit plans in 2021. For the three months ended March 31, 2021, we have contributed $6.6 million to these plans.

7. Stock-Based Compensation

The following table summarizes our stock-based compensation expense (including stock options, restricted stock units ("RSUs") and performance stock units ("PSUs")) for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(in millions)	2021	2020
Stock option compensation expense	$1.7	$0.8
RSU compensation expense	2.5	1.0
PSU compensation expense	0.6	(0.9)
Total stock-based compensation expense	$4.8	$0.9

We generally recognize compensation expense for stock-based awards ratably over the vesting period. During the first quarter of 2021, the Compensation Committee of the Company's Board of Directors approved stock compensation grants which consisted of 1,526,654 stock options, 254,460 RSUs and 1,652,526 PSUs.

The following table summarizes our unrecognized compensation expense and the weighted-average period over which the expense will be recognized as of March 31, 2021:

	March 31, 2021
	Unrecognized	Weighted Average
	Compensation	Years Expense To Be
(in millions, except weighted average years)	Expense	Recognized Over
Stock options	$5.2	2.4
RSUs	$5.2	2.1
PSUs	$15.0	2.4

8. Inventories

The components of inventories were as follows:

(in millions)	March 31, 2021	December 31, 2020
Raw materials	$40.2	$36.8
Work in process	3.9	3.5
Finished goods	307.1	264.8
Total inventories	$351.2	$305.1

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

The result of our qualitative assessment performed during the second quarter ended June 30, 2020, was that there were no triggering events that would make it more likely than not that an impairment loss to our goodwill has been incurred for any of our three reporting units.

Changes in the net carrying amount of goodwill by segment were as follows:

(in millions)	ACCO Brands North America	ACCO Brands EMEA	ACCO Brands International	Total

Balance at December 31, 2020	$461.2	$188.2	$178.0	$827.4
PowerA working capital adjustment	(18.2)	—	—	(18.2)
Foreign currency translation	—	(8.4)	(1.1)	(9.5)
Balance at March 31, 2021	$443.0	$179.8	$176.9	$799.7

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

The amortizable trade name, customer and vendor relationships will be amortized over 15 years while the developed technology will be amortized over 5 years on a straight-line basis. The allocation of the identifiable intangibles acquired in the PowerA Acquisition was as follows:

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(in millions)	Fair Value	Remaining Useful Life
Trade name	$21.6	15 years
Customer relationships	127.6	15 years
Vendor relationships	87.7	15 years
Developed technology	2.8	5 years
Total identifiable intangibles acquired	$239.7

Intangible Assets

The gross carrying value and accumulated amortization by class of identifiable intangible assets as of March 31, 2021 and December 31, 2020, were as follows:

	March 31, 2021				December 31, 2020
(in millions)	Gross Carrying Amounts	Accumulated Amortization		Net Book Value	Gross Carrying Amounts	Accumulated Amortization		Net Book Value
Indefinite-lived intangible assets:
Trade names	$457.3	$(44.5)	(1)	$412.8	$467.5	$(44.5)	(1)	$423.0
Amortizable intangible assets:
Trade names	339.3	(100.5)		238.8	343.5	(97.7)		245.8
Customer and contractual relationships	370.8	(167.0)		203.8	376.8	(162.9)		213.9
Vendor relationships	87.7	(1.7)		86.0	87.7	(0.2)		87.5
Patents	8.7	(2.2)		6.5	8.9	(2.1)		6.8
Subtotal	806.5	(271.4)		535.1	816.9	(262.9)		554.0
Total identifiable intangibles	$1,263.8	$(315.9)		$947.9	$1,284.4	$(307.4)		$977.0

(1)Accumulated amortization prior to the adoption of authoritative guidance on goodwill and other intangible assets, at which time further amortization ceased.

The Company's intangible amortization expense was $12.0 million and $8.4 million for the three months ended March 31, 2021 and 2020, respectively.

Estimated amortization expense for amortizable intangible assets, as of March 31, 2021, for the current year and the next five years is as follows:

(in millions)	2021	2022	2023	2024	2025	2026
Estimated amortization expense(2)	$46.3	$42.6	$40.2	$38.5	$36.8	$34.5

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

COVID-19 Impact

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

We continue to monitor the significant global impact and uncertainty as a result of COVID-19 to assess the outlook for demand for our products and the effect on our business and our overall financial performance. This includes our risk of impairment of our goodwill and indefinite-lived intangible assets. Although the full impact of COVID-19 on demand remains uncertain, with impact varying significantly by geographic region, we remain committed to taking the actions necessary to protect our long-term financial performance expectations and position the Company for long-term growth. We have seen improving sales trends in our North America and EMEA segments during the first quarter, but the situation in Brazil, Mexico and the rest of Latin America remains extremely challenging. We expect the macroeconomic environment will recover in the medium to long-term, but progress may be uneven and sporadic. As a result of our analysis, and consideration of events and circumstances, we concluded based on the previously conducted annual assessment, on a qualitative basis, no impairment of our goodwill or indefinite-lived intangible assets was triggered as of June 30, 2020.

The implied fair values of all three of our reporting units, more likely than not, exceed their carrying values at March 31, 2021. We have not identified a triggering event that would cause us to perform a quantitative goodwill impairment analysis. In management’s opinion, the goodwill balance for our ACCO Brands International reporting unit could be at risk for impairment if operating performance does not recover as expected from the current impacts of COVID-19, if we experience negative changes to the long-term outlook for the business, or if there are changes in factors and assumptions which impact the fair value of our reporting units, such as low or declining revenue growth rates, depressed operating margins or adverse changes to the discount rates impacting this reporting unit.

10. Restructuring

The Company recorded $3.9 million and $0.3 million of restructuring expense for the three months ended March 31, 2021 and 2020, respectively. The restructuring expenses were primarily for severance costs and termination of lease agreements related to cost reduction initiatives in our North America and International segments.

The summary of the activity in the restructuring liability for the three months ended March 31, 2021, was as follows:

(in millions)	Balance at December 31, 2020	Provision	Cash Expenditures	Non-cash Items/ Currency Change	Balance at March 31, 2021
Employee termination costs(1)	$8.1	$3.1	$(2.7)	$(0.1)	$8.4
Termination of lease agreements(2)	1.0	0.8	(0.1)	—	1.7
Other(3)	0.2	—	—	—	0.2
Total restructuring liability	$9.3	$3.9	$(2.8)	$(0.1)	$10.3

(1) We expect the remaining $8.4 million employee termination costs to be substantially paid in the next twelve months.
(2) We expect the remaining $1.7 million lease termination costs to be substantially paid in the next twelve months.
(3) We expect the remaining $0.2 million of other costs to be substantially paid in the next nine months.

The summary of the activity in the restructuring liability for the three months ended March 31, 2020, was as follows:

(in millions)	Balance at December 31, 2019	Provision	Cash Expenditures	Non-cash Items/ Currency Change	Balance at March 31, 2020
Employee termination costs	$10.7	$0.3	$(2.0)	$(0.4)	$8.6
Termination of lease agreements	0.6	—	(0.5)	—	0.1
Other	0.5	—	(0.1)	—	0.4
Total restructuring liability	$11.8	$0.3	$(2.6)	$(0.4)	$9.1

11. Income Taxes

For the three months ended March 31, 2021, we recorded an income tax benefit of $5.9 million on a loss before taxes of $26.3 million, for an effective rate of 22.4 percent. The decrease in the effective rate versus the three months ended March 31, 2020 was primarily driven by the loss of $26.3 million in the current quarter versus income of $11.1 million in the prior year.

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

For the three months ended March 31, 2020, we recorded an income tax expense of $3.1 million on income before taxes of $11.1 million, for an effective rate of 27.9 percent.

The U.S. federal statute of limitations remains open for the years 2017 and forward. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from 2 to 5 years. Years still open to examination by foreign tax authorities in major jurisdictions include Australia (2016 forward), Brazil (2015 forward), Canada (2016 forward), Germany (2015 forward), Sweden (2015 forward) and the U.K. (2018 forward). We are currently under examination in certain foreign jurisdictions.

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

The final administrative appeal of the Second Assessment was decided against the Company in 2017. In 2018, we appealed this decision to the judicial level. In the event we do not prevail at the judicial level, we will be required to pay an additional penalty representing attorneys' costs and fees; accordingly, in the first quarter of 2019, the Company recorded an additional reserve in the amount of $5.6 million. In connection with the judicial challenge, we were required to provide security to guarantee payment of the Second Assessment should we not prevail.

In the third quarter of 2020, the final administrative appeal of the First Assessment was decided against the Company. We appealed this decision to the judicial level. We recorded an additional expense in the third quarter of 2020 of $1.2 million representing additional attorneys' costs and fees, which we will be required to pay if we do not prevail at the judicial level.

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

Because there is no settled legal precedent on which to base a definitive opinion as to whether we will ultimately prevail, we consider the outcome of these disputes to be uncertain. Since it is not more likely than not that we will prevail, in 2012, we recorded a reserve in the amount of $44.5 million (at December 31, 2012 exchange rates) in consideration of this contingency, of which $43.3 million was recorded as an adjustment to the purchase price and which included the 2007-2012 tax years plus penalties and interest through December 2012. Included in this reserve is an assumption of penalties at 75 percent, which is the standard penalty. While there is a possibility that a penalty of 150 percent could be imposed in connection with the First Assessment, based on the facts in our case and existing precedent, we believe the likelihood of a 150 percent penalty is not more likely than not as of March 31, 2021. We will continue to actively monitor administrative and judicial court decisions and evaluate their impact, if any, on our legal assessment of the ultimate outcome of our disputes. In addition, we will continue to accrue interest related to this contingency until such time as the outcome is known or until evidence is presented that we are more likely than not to prevail. The time limit for issuing an assessment for 2011 and 2012 expired in January 2018 and January 2019, respectively. Since we did not receive an assessment for either of these periods, we reversed the amounts previously accrued, including $5.6 million related to 2011, which was reversed in the first quarter of 2018. During the three months ended March 31, 2021 and 2020, we accrued additional interest as a charge to current income tax expense of $0.1 million in each period. At current exchange rates, our accrual through March 31, 2021, including tax, penalties and interest is $25.7 million (reported in "Other non-current liabilities").

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

12. Earnings per Share

Total outstanding shares as of March 31, 2021 and 2020, were 95.5 million and 94.4 million, respectively. Under our stock repurchase program, for the three months ended March 31, 2021 no shares were repurchased and for the three months ended March 31, 2020, we repurchased and retired 2.7 million shares. For the three months ended March 31, 2021 and 2020, we acquired 0.1 million and 0.2 million shares, respectively, related to tax withholding for share-based compensation.

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

The number of our weighted-average shares outstanding for the three months ended March 31, 2021 and 2020 was as follows:

	Three Months Ended March 31,
(in millions)	2021	2020
Weighted-average number of shares of common stock outstanding - basic	95.1	96.0
Stock options	—	0.2
Restricted stock units	—	1.3
Weighted-average shares and assumed conversions - diluted(1)	95.1	97.5

(1) Due to the net loss during the three months ended March 31, 2021, the denominator in the diluted earnings per share calculation does not include the effects of the stock awards for which the average market price for the period exceeds the exercise price, as it would result in a less dilutive computation. As a result, reported diluted earnings per share for the three months ended March 31, 2021 are the same as basic earnings per share.

Awards of potentially dilutive shares of common stock, which have exercise prices that were higher than the average market price during the period, are not included in the computation of dilutive earnings per share as their effect would have been anti-dilutive. For the three months ended March 31, 2021 and 2020, the number of anti-dilutive shares was approximately 8.4 million and 5.2 million, respectively.

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

Forward currency contracts are used to hedge foreign denominated inventory purchases for Europe, Australia, Canada, Japan and New Zealand, and are designated as cash flow hedges. Unrealized gains and losses on these contracts are deferred in Accumulated Other Comprehensive Income ("AOCI") until the contracts are settled and the underlying hedged transactions relating to inventory purchases are recognized, at which time the deferred gains or losses will be reported in the "Cost of products sold" line in the "Consolidated Statements of Operations." As of March 31, 2021 and December 31, 2020, we had cash flow foreign exchange contracts outstanding with a U.S. dollar equivalent notional value of $153.2 million and $134.3 million, respectively, which were designated as hedges.

Forward currency contracts used to hedge foreign denominated intercompany loans are not designated as hedging instruments. Gains and losses on these derivative instruments are recognized within "Other expense (income), net" in the "Consolidated Statements of Operations" and are largely offset by the change in the current translated value of the hedged item. The periods of the forward foreign exchange contracts correspond to the periods of the hedged transactions, with some relating to intercompany loans which extend beyond March 2022. As of March 31, 2021 and December 31, 2020, we had foreign exchange contracts outstanding with a U.S. dollar equivalent notional value of $130.7 million and $164.7 million, respectively, which were not designated as hedges.

The following table summarizes the fair value of our derivative financial instruments as of March 31, 2021 and December 31, 2020:

	Fair Value of Derivative Instruments
	Derivative Assets			Derivative Liabilities
(in millions)	Balance Sheet Location	March 31, 2021	December 31, 2020	Balance Sheet Location	March 31, 2021	December 31, 2020
Derivatives designated as hedging instruments:
Foreign exchange contracts	Other current assets	$2.7	$0.1	Other current liabilities	$1.4	$5.0
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current assets	0.7	1.6	Other current liabilities	2.1	1.2
Foreign exchange contracts	Other non-current assets	19.0	32.1	Other non-current liabilities	19.0	32.1
Total derivatives		$22.4	$33.8		$22.5	$38.3
The following tables summarize the pre-tax effect of our derivative financial instruments on the condensed consolidated financial statements for the three months ended March 31, 2021 and 2020:

	The Effect of Derivative Instruments in Cash Flow Hedging Relationships on the Consolidated Financial Statements
	Amount of Gain (Loss) Recognized in AOCI (Effective Portion)		Location of (Gain) Loss Reclassified from AOCI to Income	Amount of (Gain) Loss Reclassified from AOCI to Income (Effective Portion)
	Three Months Ended March 31,			Three Months Ended March 31,
(in millions)	2021	2020		2021	2020
Cash flow hedges:
Foreign exchange contracts	$4.4	$4.5	Cost of products sold	$1.5	$(1.2)

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

	The Effect of Derivatives Not Designated as Hedging Instruments on the Consolidated Statements of Operations
	Location of (Gain) Loss Recognized in Income on Derivatives	Amount of (Gain) Loss Recognized in Income
		Three Months Ended March 31,
(in millions)		2021	2020
Foreign exchange contracts	Other expense (income), net	$1.2	$(9.3)

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

We have determined that our financial assets and liabilities described in "Note 13. Derivative Financial Instruments" are Level 2 in the fair value hierarchy. The following table sets forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2021 and December 31, 2020:

(in millions)	March 31, 2021	December 31, 2020
Assets:
Forward currency contracts	$22.4	$33.8
Liabilities:
Forward currency contracts	$22.5	$38.3

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

The fair values of cash and cash equivalents, notes payable to banks, accounts receivable and accounts payable approximate carrying amounts due principally to their short maturities. The carrying amount of total debt was $1,214.5 million and $1,136.6 million and the estimated fair value of total debt was $1,180.0 million and $1,146.9 million at March 31, 2021 and December 31, 2020, respectively. The fair values are determined from quoted market prices, where available, and from investment bankers using current interest rates considering credit ratings and the remaining time to maturity.

Contingent consideration: The PowerA Acquisition included an additional earnout of up to $55.0 million in cash, contingent upon PowerA achieving one- and two- year sales and profit growth objectives. Liabilities for contingent consideration are measured at fair value each reporting period, with the acquisition-date fair value included as part of the consideration transferred in the related business combination and subsequent changes in fair value recorded in operating income on the condensed consolidated statements of income.

We use a Monte Carlo simulation model for contingent earnout payments, which are then discounted to present value. We classify the contingent consideration liabilities as Level 3 due to the lack of relevant observable market data over fair value

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

inputs such as probability-weighting of payment outcomes. There have been no transfers of assets or liabilities into or out of Level 3 of the fair value hierarchy.

The following table provides a reconciliation of the beginning and ending balance of the contingent consideration for the three months ended March 31, 2021:

(in millions)	Contingent Consideration
Balance at December 31, 2020	$18.2
Change in fair value	6.7
Balance at March 31, 2021	$24.9

15. Accumulated Other Comprehensive Income (Loss)

AOCI is defined as net income (loss) and other changes in stockholders’ equity from transactions and other events from sources other than stockholders. The components of, and changes in, AOCI were as follows:

(in millions)	Derivative Financial Instruments	Foreign Currency Adjustments	Unrecognized Pension and Other Post-retirement Benefit Costs	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2020	$(3.1)	$(318.8)	$(242.3)	$(564.2)
Other comprehensive income (loss) before reclassifications, net of tax	3.0	(20.7)	0.3	(17.4)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	1.1	—	3.3	4.4
Balance at March 31, 2021	$1.0	$(339.5)	$(238.7)	$(577.2)

The reclassifications out of AOCI for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,
	2021	2020
(in millions)	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Location on Income Statement
Details about Accumulated Other Comprehensive Income (Loss) Components
Gain (loss) on cash flow hedges:
Foreign exchange contracts	$(1.5)	$1.2	Cost of products sold
Tax benefit (expense)	0.4	(0.3)	Income tax (benefit) expense
Net of tax	$(1.1)	$0.9
Defined benefit plan items:
Amortization of actuarial loss	$(2.7)	$(1.9)	(1)
Amortization of prior service cost	(1.6)	(0.2)	(1)
Total before tax	(4.3)	(2.1)
Tax benefit	1.0	0.5	Income tax (benefit) expense
Net of tax	$(3.3)	$(1.6)

Total reclassifications for the period, net of tax	$(4.4)	$(0.7)

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

Service or Extended Maintenance Agreements ("EMAs"). As of December 31, 2020, there was $3.0 million of unearned revenue associated with outstanding EMAs, primarily reported in "Other current liabilities." During the three months ended March 31, 2021, $1.1 million of the unearned revenue was earned and recognized. As of March 31, 2021, the amount of unearned revenue from EMAs was $2.8 million. We expect to earn and recognize approximately $2.1 million of the unearned amount in the next 12 months and $0.7 million in periods beyond the next 12 months.

The following tables present our net sales disaggregated by regional geography(1), based upon our reporting business segments and our net sales disaggregated by the timing of revenue recognition for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(in millions)	2021	2020
United States	$170.3	$147.4
Canada	18.5	20.4
ACCO Brands North America	188.8	167.8

ACCO Brands EMEA(2)	156.9	127.5

Australia/N.Z.	32.1	28.9
Latin America	19.5	49.0
Asia-Pacific	13.2	10.9
ACCO Brands International	64.8	88.8
Net sales	$410.5	$384.1

(1) Net sales are attributed to geographic areas based on the location of the selling subsidiaries.
(2) ACCO Brands EMEA is comprised largely of Europe, but also includes export sales to the Middle East and Africa.

	Three Months Ended March 31,
(in millions)	2021	2020
Product and services transferred at a point in time	$395.7	$363.6
Product and services transferred over time	14.8	20.5
Net sales	$410.5	$384.1

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

17. Information on Business Segments

The Company has three operating business segments, each of which is comprised of different geographic regions. The Company's three segments are as follows:

Operating Segment	Geography	Primary Brands	Primary Products
ACCO Brands North America	United States and Canada	PowerA®, Five Star®, Kensington®, AT-A-GLANCE®, Quartet®, Swingline®, GBC®, Mead®, Hilroy®	Gaming and computer accessories, school products, planners, storage and organization (3-ring binders), dry erase boards, laminating, binding, stapling and punching products

ACCO Brands EMEA	Europe, Middle East and Africa	Leitz®, Rapid®, Esselte®, Kensington®, Rexel® GBC®, PowerA®, NOBO®, Derwent®	Storage and organization products (lever-arch binders, sheet protectors, indexes), computer and gaming accessories, laminating, shredding, stapling, punching, do-it-yourself tools, dry erase boards and writing instruments

ACCO Brands International	Australia/N.Z., Latin America and Asia-Pacific	Tilibra®, Foroni®, GBC®, Barrilito®, Marbig®, Kensington®, Artline®*, PowerA®, Spirax®, Quartet®, Wilson Jones®, Rexel® *Australia/N.Z. only	School notebooks, laminating, shredding, storage and organization products (binders, sheet protectors and indexes), writing and arts products, janitorial supplies, dry erase boards, and stapling and punching products

Each business segment designs, markets, sources, manufactures, and sells recognized consumer, technology and other end-user products used in businesses, schools, and homes. Product designs are tailored to end-user preferences in each geographic region, and where possible, leverage common engineering, design, and sourcing.

Our product categories include gaming and computer accessories; storage and organization; notebooks; laminating, shredding, and binding machines; calendars; stapling; punching; dry erase boards; and do-it-yourself tools, among others. Our portfolio includes both globally and regionally recognized brands.

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

Net sales by reportable business segment for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,
(in millions)	2021	2020
ACCO Brands North America	$188.8	$167.8
ACCO Brands EMEA	156.9	127.5
ACCO Brands International	64.8	88.8
Net sales	$410.5	$384.1

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Operating income (loss) by business segment for the three months ended March 31, 2021 and 2020 was as follows:

	Three Months Ended March 31,
(in millions)	2021	2020
ACCO Brands North America	$(0.7)	$7.6
ACCO Brands EMEA	16.8	12.0
ACCO Brands International	0.6	5.9
Segment operating income	16.7	25.5
Change in fair value of contingent consideration	(6.7)	—
Corporate	(11.1)	(8.1)
Operating (loss) income(1)	(1.1)	17.4
Interest expense	13.2	8.6
Interest income	(0.1)	(0.3)
Non-operating pension income	(0.8)	(1.5)
Other expense (income), net	12.9	(0.5)
(Loss) income before income tax	$(26.3)	$11.1

(1)Operating income (loss) as presented in the segment table above is defined as i) net sales; ii) less cost of products sold; iii) less selling, general and administrative expenses; iv) less amortization of intangibles; v) less restructuring charges; and vi) less change in the fair value of contingent consideration.

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

Due to the uncertainties associated with the scope of the application of the Brazilian Supreme Court’s ruling, taking into account the Brazilian tax authority’s appeal and request for modulation, the Company has and will recognize income only for the amount of Tax Credits actually monetized, which will occur when Tilibra receives a cash flow benefit from applying the Tax Credits against various taxes payable in Brazil. The benefit of the Tax Credits realized by the Company has and will be recorded in the Consolidated Statements of Operations in the line item "Other expense (income), net."

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

19. Subsequent Events

The Company completed the acquisition of Franken Planungs- und Organisationsmittel GmbH (“Franken”) on April 1, 2021, for approximately $4.0 million. Franken is a provider of visual communication products, boards, planning, creative and training products. Franken is a German company that will be included in the Company’s EMEA reporting unit.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three months ended March 31, 2021 and 2020 should be read in conjunction with the unaudited condensed consolidated financial statements of ACCO Brands Corporation and the accompanying notes contained therein.

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

ACCO Brands is in the midst of a substantial transformation of its business. Today we are a global enterprise focused on developing innovative branded consumer and technology products for use in businesses, schools, and homes. Sales in the commercial channels have been declining for several years, and customers within the channel have been consolidating. Therefore, we have refocused our business to sell more in the mass merchant, e-commerce and technology channels to increase growth and profitability and to reduce reliance on declining customers and commoditized product categories. The commercial channel was also significantly impacted by COVID-19 in 2020. As a result of both of these factors, our top five customers represented 34 percent of our sales in 2020, compared with 43 percent in 2016.

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

Our most recent acquisition of PowerA (the "PowerA Acquisition") in late 2020 is about accelerating growth and entering into an attractive consumer product adjacency of third-party video game controllers, power charging stations, and headsets. The addition of PowerA will meaningfully improve our organic sales growth and profitability and increase our presence in faster growing mass and e-commerce channels. PowerA is expected to provide strong double-digit sales growth in the U.S., as well as opportunities for expansion internationally, particularly in Europe. It greatly advances our strategic shift toward consumer, school and technology products as more than half of our sales will now come from these product categories, which offer faster growing demand. On a pro forma basis, including full year PowerA sales of $210 million for 2020, gaming and computer products would represent approximately 22 percent of our sales.

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

Overview of Performance

Our first quarter results were significantly impacted by our acquisition of PowerA that occurred in December 2020. PowerA added $62.7 million to sales and contributed an operating loss of $0.1 million, primarily due to a charge of $6.7 million related to the change in fair value of the contingent consideration that was part of the purchase price for PowerA ("PowerA Earnout"), $4.1 million of additional amortization, and $2.4 million of inventory step-up charges also resulting from the acquisition. In addition, the purchase of PowerA significantly increased our interest expense as we borrowed the majority of the purchase price.

During the quarter we also refinanced both our bonds and our bank debt. The benefits achieved by the refinancing are to substantially extend the term of our debt, reduced interest rates, and improved liquidity by structuring our purchase of PowerA with appropriate levels of short- and long-term debt. "Other expense (income), net" in the "Consolidated Statements of Operations" includes charges associated with both the call premium for refinancing our bonds and to write off debt issuance costs associated with amending our bank debt.

Higher logistics expenses increasingly impacted 2020 results and are continuing to affect 2021 performance. Costs of our raw materials and those used by our suppliers are also rising. We have already received and anticipate that we will experience additional cost increases from our suppliers of raw materials and finished goods, necessitating an increase in our selling prices as the year progresses.

The business continues to be impacted by lower demand for our products primarily due to lower occupancy of offices and schools worldwide. The first quarter of 2021 is also the last quarter in which COVID-19-impacted results were compared against a prior period that was not as significantly impacted by COVID-19.

The COVID-19 impacts on our business have varied and continue to vary significantly by geographic region and country depending upon a range of factors, including how seriously the pandemic is affecting public health in the country, the progress of mass vaccinations, whether and to what degree businesses and schools are open, the general seasonality and channel structure of our business in that country, and the nature and level of government support. While all segments have been impacted by COVID-19, EMEA, which experienced the earliest significant adverse impacts at the end of March 2020, is now seeing lower impacts. Our International segment experienced and continues to experience the highest impacts, largely in Latin America due to the seriousness of the pandemic and the dependence of our Brazilian and Mexican businesses on the sale of school products. Many schools and offices in Latin America have been closed since the onset of the pandemic and access to online learning is limited. In North America, as the quarter progressed, we saw demand for back-to-school items increase at retail as many more schools are now fully open for in-person education. That demand increase bodes well for reducing the inventory overhang that retailers hold because of school closures in 2020.

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

Our first quarter net sales increased by 6.9 percent to $410.5 million, primarily from the acquisition of PowerA. Excluding PowerA, sales decreased 9.5 percent as a result of reduced demand related to COVID-19 impacts, which varied by channel as depicted in the table below.

Channel	Change vs. Q1 2020
Commercial/B2B	(18)%
Retail/Mass	(7)%
E-tail/D2C	28%
Tech specialist	6%
Total sales (excluding PowerA)*	(10)%
*Numbers may not add due to rounding

The Company recorded an operating loss of $1.1 million, which includes the impact of a $6.7 million charge related to the PowerA Earnout and amortization and restructuring charges, which rose $7.2 million ($3.6 million each). Foreign exchange had a favorable impact on sales and operating profit. From a net income perspective, foreign exchange was favorable by $1.3 million.

Operating cash outflow for the three months ended March 31, 2021, was $42.4 million, compared with operating cash outflow of $25.2 million for the three months ended March 31, 2020. The $17.2 million year-over-year increase was to rebuild PowerA's working capital since we did not purchase accounts receivable and accounts payable in the transaction at closing. During the quarter, we received $18.2 million from the seller due to having delivered less working capital than required in the acquisition agreement, which was accounted for as a reduction in purchase price.

In March 2021, we issued $575.0 million in 4.25% Senior Notes due March 2029 (the "New Notes") and redeemed $375.0 million in 5.25% Senior Notes due May 2024 (the "Prior Notes"). The proceeds from the New Notes were applied towards the redemption of the Prior Notes and to reduce the level of our revolver borrowing by approximately $178.0 million. We had temporarily increased our revolver as part of the financing for the PowerA Acquisition. We also paid a $9.8 million call premium for early redemption of the Prior Notes and took a total $3.7 million charge to write off debt issuance costs for the bank debt and bond refinancing. As a result of refinancing our bank debt, we extended the maturities from 2024 to 2026. In addition, these refinancing actions reduced the interest rate on our bonds and our bank borrowings. For the remainder of 2021, we estimate the interest savings will be $5.2 million (assuming the current rates for LIBOR continue), compared with the expected interest expense for 2021 prior to refinancing the bond and bank debt.

COVID-19 Impact

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

Cost Reductions

To begin to address the financial impact of the pandemic on our results of operations, we effected a series of cost reductions, both temporary and then more long term, that will continue to impact our results and prior-period comparisons through 2021. Full salaries were restored in late 2020. In the first quarter of 2021, we restored management incentive programs and the matching contribution for the U.S. 401(k) plan. In addition, during the first quarter of 2021, we took $3.9 million in restructuring charges to further reduce long-term expenses. At March 31, 2021, our worldwide headcount decreased by approximately 840 people, or 12 percent, compared with March 31, 2020. We continue to evaluate the impact of COVID-19 on our business and expect to make additional structural changes and take associated restructuring charges.

Where we qualify, we have taken full advantage of government assistance available to employers in the countries outside the U.S. Most of this assistance is designed to encourage and enable companies to sustain employment, including pay and working conditions of employees, by providing cash benefits to employers. During the quarter, we received $0.9 million in government assistance to offset the payroll and other costs of retaining our employees. This assistance was recorded on a cash-received basis. As the pandemic appears to be abating in some regions, these government assistance programs are being reduced or eliminated and there can be no assurance that government assistance programs will continue or that we will continue to meet the performance criteria to obtain benefits.

Working Capital

We are monitoring our working capital, including accounts receivable and inventory. We have and are continuing to experience an increased level of late payments and potential bad debts in various geographies, but particularly Latin America, as our customers deal with the COVID-19 impacts on their businesses. In the first quarter, inventory reserve charges were lower than the prior year and bad debt reserves were only slightly higher than those recorded at December 31, 2020. We are actively managing our receivables and have restricted and will continue to restrict our own sales if necessary to mitigate our risk.

Outlook

There is great uncertainty as to how COVID-19 will impact our results for the second half of 2021. We are hopeful that as mass vaccinations continue to roll out, we will continue to see reduced impacts from COVID-19. Excluding PowerA, which will benefit each future quarter, we expect overall demand to improve relative to 2020 in all markets except for Latin America. For North America, we expect a softer sell-in of back-to-school products in the second quarter as the channel inventory at the end of last year was higher than normal. However, we anticipate that the sell-out of back-to-school products by our customers will increase as the year progresses and more children continue to return to in-person education. The pace and number of students returning to in-person education will determine how much of a stronger sell-out will occur in the second half. We also anticipate additional increases in our sales of commercial products as more employees return to some level of in-person office use, which we anticipate will steadily increase over time. For Latin America, while we anticipate some additional return to schools and offices in 2021, we believe that this will happen more gradually. We anticipate a continued improvement in comparable year-over-year seasonal demand that will vary by channel and geography, from the second quarter of 2021 into 2022.

Overall, we expect the Company to be in a stronger competitive position after the pandemic because of the return to in-person use of offices and schools, our strong brands, more diversified and healthier channels, investments in innovative products, solid financial position, and disciplined execution.

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

These consumer behavior modifications are likely to lead us to: continue to develop and improve our direct to consumer capabilities; make additional investments in such product categories as video gaming, computer accessories, wellness, school, arts and crafts, and other products for working, education and playing from home; change colorways from office to home colors; and implement smaller pack sizes to facilitate efficient shipments of consumer-sized product quantities.

We expect that the pandemic will continue to materially and adversely affect our business, sales, and results of operations for some time and there is still great uncertainty regarding when the risks of the pandemic will subside and how geographies, distribution channels, and consumer behavior will evolve over time. We also expect COVID-19 impacts will continue to vary significantly by geographic region and country depending upon a range of factors, including how seriously the pandemic is affecting public health in the country, the progress of mass vaccinations, whether and to what degree businesses and schools are open, the general seasonality and channel structure of our business in that country, and the nature and level of government support.

Acquisitions

PowerA Acquisition

Effective December 17, 2020, we completed the acquisition of PowerA, a leading provider of third-party video gaming console accessories primarily in North America. The results of PowerA are included in all three of the Company's business segments effective December 17, 2020. The preliminary purchase price was $321.8 million, plus an additional earnout of up to $55.0 million in cash, contingent upon PowerA achieving one- and two- year sales and profit growth objectives, which has a fair value of $24.9 million as of March 31, 2021. The PowerA Acquisition and related expenses were funded by cash on hand, as well as borrowings from our revolving credit facility.

For further information on the PowerA Acquisition, see "Note 3. Acquisition" to the condensed consolidated financial statements contained in Item 1. of this Quarterly Report on Form 10-Q.

Operating Segments

The Company has three operating business segments, each of which is comprised of different geographic regions. The Company's three operating segments are as follows:

Operating Segment	Geography	Primary Brands	Primary Products
ACCO Brands North America	United States and Canada	PowerA®, Five Star®, Kensington®, AT-A-GLANCE®, Quartet®, Swingline®, GBC®, Mead®, Hilroy®	Gaming and computer accessories, school products, planners, storage and organization (3-ring binders), dry erase boards, laminating, binding, stapling and punching products

ACCO Brands EMEA	Europe, Middle East and Africa	Leitz®, Rapid®, Esselte®, Kensington®, Rexel® GBC®, PowerA®, NOBO®, Derwent®	Storage and organization products (lever-arch binders, sheet protectors, indexes), computer and gaming accessories, laminating, shredding, stapling, punching, do-it-yourself tools, dry erase boards and writing instruments

ACCO Brands International	Australia/N.Z., Latin America and Asia-Pacific	Tilibra®, Foroni®, GBC®, Barrilito®, Marbig®, Kensington®, Artline®*, PowerA®, Spirax®, Quartet®, Wilson Jones®, Rexel® *Australia/N.Z. only	School notebooks, laminating, shredding, storage and organization products (binders, sheet protectors and indexes), writing and arts products, janitorial supplies, dry erase boards, and stapling and punching products

Each business segment designs, markets, sources, manufactures, and sells recognized consumer, technology and other end-user products used in businesses, schools, and homes. Product designs are tailored to end-user preferences in each geographic region, and where possible, leverage common engineering, design, and sourcing.

Our product categories include gaming and computer accessories; storage and organization; notebooks; laminating, shredding, and binding machines; calendars; stapling; punching; dry erase boards; and do-it-yourself tools, among others. Our portfolio includes both globally and regionally recognized brands.

We distribute our products through a wide variety of retail and commercial channels to ensure that our products are readily and conveniently available for purchase by consumers and other customers, wherever they prefer to shop. These channels include mass retailers, e-tailers, discount, drug/grocery and variety chains, warehouse clubs, hardware and specialty stores, independent office product dealers, office superstores, wholesalers, contract stationers, and specialist technology businesses. We also sell directly to commercial and consumer end-users through e-commerce sites and our direct sales organization.

Foreign Exchange Rates

Approximately 58.5 percent of our net sales for the three months ended March 31, 2021 were transacted in a currency other than the U.S. dollar. Additionally, we source approximately 60 percent of our products mainly from China, Vietnam and other Far Eastern countries using U.S. dollars. As a result, the sales, profitability and cash flow of our foreign operations which transact business in their local currency are affected by the fluctuation in foreign currency rates relative to the U.S. dollar.

The quarterly average foreign exchange rates for the currencies in most of our mature markets have increased relative to the U.S. dollar from the prior period. In Latin America they are still significantly reduced versus the prior period. On balance, with many currencies strengthening versus the U.S. dollar during the first quarter, as detailed below, we experienced a benefit to the translation of both our foreign sales and profits.

2021 1st QTR Average Versus 2020 1st QTR Average
Currency	Increase/(Decline)
Euro	9%
Brazilian real	(19)%
Australian dollar	17%
Canadian dollar	6%
Mexican peso	(2)%
Swedish krona	15%
British pound	8%
Japanese yen	2%

Consolidated Results of Operations for the Three Months Ended March 31, 2021 and 2020

	Three Months Ended March 31,		Amount of Change
(in millions, except per share data)	2021	2020(1)	$	%/pts
Net sales	$410.5	$384.1	$26.4	6.9%
Cost of products sold	295.0	271.9	23.1	8.5%
Gross profit	115.5	112.2	3.3	2.9%
Gross profit margin	28.1%	29.2%		(1.1)	pts
Selling, general and administrative expenses	94.0	86.1	7.9	9.2%
SG&A % to net sales	22.9%	22.4%		0.5	pts
Amortization of intangibles	12.0	8.4	3.6	42.9%
Restructuring charges	3.9	0.3	3.6	NM
Change in fair value of contingent consideration	6.7	—	6.7	NM
Operating (loss) income	(1.1)	17.4	(18.5)	NM
Operating income (loss) margin	(0.3)%	4.5%		(4.8)	pts
Interest expense	13.2	8.6	4.6	53.5%
Interest income	(0.1)	(0.3)	(0.2)	(66.7)%
Non-operating pension income	(0.8)	(1.5)	(0.7)	(46.7)%
Other expense (income), net	12.9	(0.5)	13.4	NM
(Loss) income before income tax	(26.3)	11.1	(37.4)	NM
Income tax (benefit) expense	(5.9)	3.1	(9.0)	NM
Effective tax rate	22.4%	27.9%		(5.5)	pts
Net (loss) income	(20.4)	8.0	(28.4)	NM
Weighted average number of diluted shares outstanding:	95.1	97.5	(2.4)	(2.5)%
Diluted (loss) income per share	$(0.21)	$0.08	$(0.29)	NM
Comparable net sales	$332.1	$384.1	$(52.0)	(13.5)%
(1)    The Company acquired PowerA effective December 17, 2020; the results of PowerA are included as of that date.

Net Sales

For the three months ended March 31, 2021, net sales increased due to the PowerA Acquisition, which added $62.7 million. Excluding PowerA, sales declined 9.5 percent due to lower demand from COVID-19 impacts in the North America and International segments, primarily from office and school closures. Favorable foreign exchange was $15.7 million, or 4.1 percent.

Cost of Products Sold

Cost of products sold includes all manufacturing, product sourcing and distribution costs, including depreciation related to assets used in manufacturing; procurement and distribution processes; allocation of certain information technology costs supporting those processes; inbound and outbound freight; shipping and handling costs; purchasing costs associated with materials and packaging used in the production processes; and inventory valuation adjustments.

For the three months ended March 31, 2021, the PowerA Acquisition added $46.5 million, or 17.1 percent. Foreign exchange reduced cost of products sold $10.2 million, or 3.8 percent. Excluding PowerA and foreign exchange, cost of products sold decreased, primarily due to lower comparable sales, which were partly offset by higher costs. The higher costs resulted from inflation, particularly related to inbound freight, which was partially offset by cost reductions and $0.5 million in government assistance, primarily provided in return for maintaining employment and wages.

Gross Profit

For the three months ended March 31, 2021, foreign exchange reduced gross profit $5.5 million, or 4.9 percent, and PowerA contributed $16.2 million, or 14.4 percent. Excluding PowerA and foreign exchange, gross profit decreased primarily due to lower comparable sales.

Gross profit as a percent of net sales decreased 110 basis points. Gross profit margin declined, primarily in the North America segment, due to PowerA inventory step up charges and higher inflation as noted above.

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

In the first quarter, foreign exchange increased SG&A $2.5 million, or 2.9 percent, and PowerA added $5.5 million, or 6.4 percent, including $0.7 million of integration and transaction costs. The prior-year period included $0.3 million in integration costs related to prior acquisitions. Excluding PowerA, integration and transaction costs, and foreign exchange, SG&A was flat, with $8.0 million higher incentive accruals largely offset by cost reductions. We received $0.4 million in government assistance, primarily provided in return for maintaining employment and wages.

Excluding PowerA and foreign exchange, SG&A as a percentage of net sales increased, primarily due to flat SG&A expense and lower sales.

Restructuring Charges

Restructuring charges in the quarter were $3.9 million. Costs associated with severance expense were $3.1 million, primarily in North America, but also in Brazil and the U.K. Lease abandonment charges were $0.8 million related to facilities in North America and Mexico.

Operating (Loss) Income

The quarter had a slight operating loss, primarily due to the $6.7 million expense related to the change in fair value of the PowerA Earnout recognized during the quarter, $3.6 million of higher amortization, $3.6 million of higher restructuring costs, and increased SG&A expense, which were partially offset by cost reductions. Foreign exchange benefited operating income $2.6 million, or 14.9 percent. PowerA contributed a loss of $0.1 million.

Interest Expense and Income

The increase in interest expense was primarily due to higher average debt outstanding due to the PowerA Acquisition. The decrease in interest income was primarily due to lower cash balances being held in Brazil.

Other Expense (Income), Net

The quarter included charges associated with the refinancing of the Prior Notes and the amendment of our bank debt. These charges consisted of a call premium of $9.8 million and a $3.7 million charge for the write-off of debt issuance costs.

Income Tax (Benefit) Expense

For the three months ended March 31, 2021, we recorded an income tax benefit of $5.9 million on a loss before taxes of $26.3 million, for an effective rate of 22.4 percent. The decrease in the effective rate versus the three months ended March 31, 2020, was primarily driven by the loss before taxes of $26.3 million in the current quarter versus income of $11.1 million in the prior year.

For the three months ended March 31, 2020, we recorded an income tax expense of $3.1 million on income before taxes of $11.1 million, for an effective rate of 27.9 percent.

Net (Loss) Income/Diluted Income per Share

For the three months ended March 31, 2021, net income decreased primarily due to lower operating income and the increase in other expense due to the bond and bank debt refinancing. Foreign exchange increased net income $1.3 million, or 16.3 percent. Diluted income per share benefited from fewer outstanding shares.

Segment Net Sales and Operating (Loss) Income for the Three Months Ended March 31, 2021 and 2020

ACCO Brands North America

	Three Months Ended March 31,		Amount of Change
(in millions)	2021	2020	$	%/pts
Net sales	$188.8	$167.8	$21.0	12.5%
Segment operating (loss) income(1)	(0.7)	7.6	(8.3)	NM
Segment operating (loss) income margin	(0.4)%	4.5%		(4.9)	pts
Comparable net sales (Non-GAAP)(2)	$136.3	$167.8	$(31.5)	(18.8)%

(1) Segment operating (loss) income excludes corporate costs. See "Part I, Item 1. Note 17. Information on Business Segments," for a reconciliation of total "Segment operating (loss) income" to "(Loss) income before income tax."
(2) See reconciliation to GAAP, contained in Part II, Item 6. "Supplemental Non-GAAP Financial Measures."

Net sales increased due to the PowerA Acquisition, which added $51.5 million. Excluding PowerA, we continued to experience lower demand due to COVID-19 impacts, particularly in our commercial product lines as many people continued to work from home. Favorable foreign exchange increased net sales $1.0 million, or 0.6 percent.

Operating income and operating margin decreased, primarily due to $3.4 million of increased amortization, $2.4 million of inventory step-up charges related to the PowerA Acquisition and $3.0 million of restructuring charges. Also contributing to the decline were cost increases, particularly in freight costs, and higher incentive accruals, which were partially offset by cost reductions and lower charges for obsolete inventory. We received $0.4 million in Canadian government assistance, primarily provided in return for maintaining employment and wages. PowerA contributed $2.8 million, including the amortization charge noted above.

ACCO Brands EMEA

	Three Months Ended March 31,		Amount of Change
(in millions)	2021	2020	$	%/pts
Net sales	$156.9	$127.5	$29.4	23.1%
Segment operating income(1)	16.8	12.0	4.8	40.0%
Segment operating income margin	10.7%	9.4%		1.3	pts
Comparable net sales (Non-GAAP)(2)	136.1	127.5	$8.6	6.8%

Net sales increased primarily because of favorable foreign exchange of $12.2 million, or 9.6 percent, and the PowerA Acquisition which added $8.6 million. Comparable sales increased primarily from higher demand for air purifiers, do-it-yourself tools, computer accessories, home-use filing items, shredders, and art products. These increases more than offset lower demand for traditional office products due to COVID-19 impacts. We took share in many office product categories.

Operating income and operating margin increased primarily due to higher sales, which offset higher incentive costs and inflation, particularly related to inbound freight. Foreign exchange benefited operating income $1.6 million, or 13.3 percent and PowerA contributed $2.6 million.

ACCO Brands International

	Three Months Ended March 31,		Amount of Change
(in millions)	2021	2020	$	%/pts
Net sales	$64.8	$88.8	$(24.0)	(27.0)%
Segment operating income(1)	0.6	5.9	(5.3)	(89.8)%
Segment operating income margin	0.9%	6.6%		(5.7)	pts
Comparable net sales (Non-GAAP)(2)	$59.7	88.8	$(29.1)	(32.7)%

Net sales and comparable sales decreased primarily as a result of lower demand related to COVID-19 impacts that most significantly occurred in Brazil and Mexico where schools and many offices remain closed. The PowerA Acquisition contributed $2.6 million and favorable foreign exchange added $2.5 million, or 2.8 percent.

Operating income was down significantly, primarily from lower sales, fixed expenses, higher bad debt reserves, and restructuring charges. These factors were partially offset by cost reductions. Foreign exchange increased operating income $0.8 million or 13.6 percent, and PowerA contributed $1.2 million.

Liquidity and Capital Resources

Our primary liquidity needs are to support our working capital requirements, service indebtedness and fund capital expenditures, dividends and acquisitions. Our principal sources of liquidity are cash flows from operating activities, cash and cash equivalents held and seasonal borrowings under our $600 million multi-currency revolving credit facility (the "Revolving Facility"). As of March 31, 2021, there was $218.9 million in borrowings outstanding under the Revolving Facility ($16.3 million reported in "Current portion of long-term debt" and $202.6 million reported in "Long-term debt, net"), we had $75.1 million in cash on hand, and the amount available for borrowings was $367.1 million (allowing for $14.0 million of letters of credit outstanding on that date). We maintain adequate financing arrangements at market rates.

Effective March 31, 2021, we amended our bank debt maintenance covenant increasing the maximum Consolidated Leverage Ratio for the fiscal quarter ending September 30, 2022 and thereafter to 4.00:1.00 from 3.75:1.00. As of March 31, 2021, our Consolidated Leverage Ratio was approximately 4.50 to 1.00 versus our maximum covenant of 5.25 to 1.00. We have no debt maturities before March 2026.

Given the debt incurred in connection with our acquisition of PowerA, our near-term use of cash will be to fund our dividend and reduce debt. As a result, we currently do not anticipate repurchasing shares of our common stock in 2021. Our long-term strategy remains to deploy cash to fund dividends, reduce debt, make acquisitions and repurchase stock.

The $628.1 million of debt currently outstanding under our senior secured credit facilities has a weighted average interest rate of 2.34 percent as of March 31, 2021, and $575.0 million outstanding principal amount of our New Notes have a fixed interest rate of 4.25 percent.

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

During the three months ended March 31, 2021, the Company recorded $3.9 million in restructuring expenses primarily related to its cost reduction programs representing expected severance costs mainly in North America. Additional charges were also taken in Brazil, EMEA and Mexico. For additional details, see "Note 10. Restructuring" to the condensed consolidated financial statements contained in "Part I, Item 1. Financial Information" of this Quarterly Report on Form 10-Q.

In addition, the Company recorded a $1.4 million pension curtailment loss charged against pension income and an aggregate $0.7 million in non-restructuring integration expenses related to the integration of PowerA with ACCO Brands' operations.

Cash Flow for the Three Months Ended March 31, 2021 and 2020

Cash Flow from Operating Activities

Cash used by operating activities during the three months ended March 31, 2021 was $42.4 million, an increase in cash outflow of $17.2 million compared to cash used by operating activities of $25.2 million during the three months ended March 31, 2020. The $17.2 million increase in cash used from operating activities was primarily due to the increase in cash used to rebuild PowerA's working capital because we purchased PowerA without its outstanding accounts receivable or payable. The significant change was the result of a decrease in cash provided by net working capital of $49.3 million, which was partially offset by decreases in payments of customer incentives of $13.3 million driven by lower sales, lower annual employee incentive payments of approximately $7.6 million and less net cash used for paying accrued expenses, including income taxes.

The table below shows our cash flow used or provided by accounts receivable, inventories and accounts payable for the three months ended March 31, 2021 and 2020:

	Three Months Ended		Amount of Change
(in millions)	March 31, 2021	March 31, 2020
Accounts receivable	$34.4	$112.0	$(77.6)
Inventories	(54.4)	(26.2)	(28.2)
Accounts payable	11.3	(45.2)	56.5
Cash flow (used) provided by net working capital	$(8.7)	$40.6	$(49.3)

•Accounts receivable was a source of cash of $34.4 million during the three months ended March 31, 2021, an unfavorable change of $77.6 million compared to a source of cash of $112.0 million during the first three months ended March 31, 2020. The $77.6 million unfavorable change was due to lower sales available for collection and minimal collections related to Power A as we did not purchase the outstanding accounts receivable at closing.
•Inventories was a use of cash of $54.4 million during the three months ended March 31, 2021, an unfavorable change of $28.2 million when compared with the $26.2 million cash used during the three months ended March 31, 2020. The use of cash for inventory was higher during the three months ended March 31, 2021, compared to the three months ended March 31, 2020, as a result of the Company increasing inventory during the quarter both to support the growth in PowerA and also due to supply chain disruptions related to international shipping and an extended Chinese New Year.
•Accounts payable was a source of cash of $11.3 million during the three months ended March 31, 2021, a favorable change of $56.5 million when compared to a use of cash of $45.2 million during the three months ended March 31, 2020. The source of cash for accounts payable was a result of the Company purchasing more inventory and also not acquiring the outstanding accounts payable associated with PowerA at closing.

Cash Flow from Investing Activities

Cash provided by investing activities was $14.4 million and cash used by investing activities was $6.3 million for the three months ended March 31, 2021 and 2020, respectively. Cash used for capital expenditures was down $3.1 million primarily due to the completion of certain IT projects during 2020. Cash provided by acquisitions was an $18.2 million inflow in the first quarter of 2021 for the working capital adjustment received from the seller of PowerA due to having delivered less working capital than required in the acquisition agreement.

Cash Flow from Financing Activities

Cash provided by financing activities was $68.3 million for the three months ended March 31, 2021, a decrease of $30.9 million, compared with cash provided of $99.2 million by financing activities during the first three months of the prior year. The decrease of $30.9 million primarily relates to a reduction of cash used for share repurchases of $18.9 million in 2020 and a decrease in cash provided by our incremental net borrowings of $31.5 million during the first three months of 2021, compared to the prior year’s first three months. In addition, there were cash outflows of $9.8 million related to the call premium on early redemption of our Prior Notes and $9.7 million for payments of debt issuance costs associated with our bond and bank debt refinancing in the quarter.

Credit Facilities and Notes Covenants

As of March 31, 2021, our Consolidated Leverage Ratio was approximately 4.50 to 1.00 versus our maximum covenant of 5.25 to 1.00.

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

The following tables provide a reconciliation of GAAP net sales change as reported to non-GAAP comparable net sales change:

	Comparable Net Sales - Three Months Ended March 31, 2021
		Non-GAAP
	GAAP	Currency		Comparable
(in millions)	Net Sales	Translation	Acquisition	Net Sales
ACCO Brands North America	$188.8	$1.0	$51.5	$136.3
ACCO Brands EMEA	156.9	12.2	8.6	136.1
ACCO Brands International	64.8	2.5	2.6	59.7
Total	$410.5	$15.7	$62.7	$332.1

	Amount of Change - Three Months Ended March 31, 2021 compared to the Three Months Ended March 31, 2020
	$ Change - Net Sales
		Non-GAAP
	GAAP			Comparable
	Net Sales	Currency		Net Sales
(in millions)	Change	Translation	Acquisition	Change
ACCO Brands North America	$21.0	$1.0	$51.5	$(31.5)
ACCO Brands EMEA	29.4	12.2	8.6	8.6
ACCO Brands International	(24.0)	2.5	2.6	(29.1)
Total	$26.4	$15.7	$62.7	$(52.0)

	% Change - Net Sales
		Non-GAAP
	GAAP			Comparable
	Net Sales	Currency		Net Sales
	Change	Translation	Acquisition	Change
ACCO Brands North America	12.5%	0.6%	30.7%	(18.8)%
ACCO Brands EMEA	23.1%	9.6%	6.7%	6.8%
ACCO Brands International	(27.0)%	2.8%	2.9%	(32.7)%
Total	6.9%	4.1%	16.3%	(13.5)%

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk" of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes to Foreign Exchange Risk Management or Interest Rate Risk Management in the quarter ended March 31, 2021 or through the date of this report.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision of the Chief Executive Officer and the Chief Financial Officer, and with the participation of our Disclosure Committee, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2021.

(b) Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are various claims, lawsuits and pending actions against us incidental to our operations, including the income tax assessments against our Brazilian subsidiary, Tilibra Produtos de Papelaria Ltda (the "Brazil Tax Assessments"), which is more fully described in our Annual Report on Form 10-K for the year ended December 31, 2020 and in "Part I, Item 1. Note 11. Income Taxes - Brazil Tax Assessments" to the Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

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

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed "Part I, Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not applicable.

(b) Not applicable.

(c) Common Stock Purchases

The following table provides information about our purchases of equity securities during the quarter ended March 31, 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
January 1, 2021 to January 31, 2021	—	$—	—	$125,045,248
February 1, 2021 to February 28, 2021	—	—	—	125,045,248
March 1, 2021 to March 31, 2021	—	—	—	125,045,248
Total	—	$—	—	$125,045,248

(1) On February 14, 2018, the Company announced that its Board of Directors had approved an authorization to repurchase up to $100 million in shares of its common stock. On August 7, 2019, the Company announced that its Board of Directors had approved an authorization to repurchase up to an additional $100 million in shares of its common stock. The Company did not repurchase shares of its common stock after the first quarter of 2020, and does not intend to repurchase shares during 2021 (other than in connection with tax withholding for share based-compensation).

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit
Number        Description of Exhibit

4.1    Indenture dated as of March 15, 2021, among the Company, as issuer, the guarantors named therein and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 16, 2021).

10.1    Fifth Amendment to Third Amended and Restated Credit Agreement, dated as of March 31, 2021, among the Company, certain subsidiaries of the Company, Bank of America, N.A., as administrative agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 1, 2021)

31.1    Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

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
James M. Dudek, Jr.
Senior Vice President, Corporate Controller and Chief Accounting Officer (principal accounting officer)
Date: April 28, 2021