Form 10-Q
period 2021-06-30
ACCO BRANDS Corp
filed 2021-07-30
CIK 712034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2021

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

As of July 22, 2021, the registrant had outstanding 95,592,973 shares of Common Stock.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, other than statements of historical fact, particularly those anticipating future financial performance, business prospects, growth, operating strategies and similar matters, including without limitation, statements concerning the impacts of the COVID-19 pandemic on the Company's business, operations, results of operations, liquidity and financial condition, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the beliefs and assumptions of management based on information available to us at the time such statements are made. These statements, which are generally identifiable by the use of the words "will," "believe," "expect," "intend," "anticipate," "estimate," "forecast," "project," "plan," and similar expressions, are subject to certain risks and uncertainties, are made as of the date hereof, and we undertake no duty or obligation to update them. Because actual results may differ materially from those suggested or implied by such forward-looking statements, you should not place undue reliance on them when deciding whether to buy, sell or hold the Company's securities..

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

Factors that could affect our results or cause plans, actions and results to differ materially from current expectations are detailed in "Part I, Item 1. Business" and "Part I, Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2020, in "Part II, Item 1A. Risk Factors" of this Quarterly Report on Form 10-Q as well as the financial statement line item discussions set forth in "Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations" of this Quarterly Report on Form 10-Q and from time to time in our other Securities and Exchange Commission (the "SEC") filings.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
ACCO Brands Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

	June 30, 2021	December 31, 2020
(in millions)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$77.9	$36.6
Accounts receivable, net	409.8	356.0
Inventories	382.5	305.1
Other current assets	68.3	30.5
Total current assets	938.5	728.2
Total property, plant and equipment	663.4	657.8
Less: accumulated depreciation	(433.1)	(416.4)
Property, plant and equipment, net	230.3	241.4
Right of use asset, leases	78.8	89.2
Deferred income taxes	131.7	136.5
Goodwill	807.3	827.4
Identifiable intangibles, net	947.3	977.0
Other non-current assets	40.3	49.0
Total assets	$3,174.2	$3,048.7
Liabilities and Stockholders' Equity
Current liabilities:
Notes payable	$8.2	$5.7
Current portion of long-term debt	35.4	70.8
Accounts payable	223.9	180.2
Accrued compensation	42.8	41.0
Accrued customer program liabilities	78.3	91.4
Lease liabilities	20.9	22.6
Current portion of contingent consideration	20.3	10.4
Other current liabilities	132.0	134.8
Total current liabilities	561.8	556.9
Long-term debt, net	1,193.3	1,054.6
Long-term lease liabilities	66.0	76.5
Deferred income taxes	157.4	170.6
Pension and post-retirement benefit obligations	292.7	317.1
Contingent consideration	9.5	7.8
Other non-current liabilities	112.8	122.5
Total liabilities	2,393.5	2,306.0
Stockholders' equity:
Common stock	1.0	1.0
Treasury stock	(40.8)	(39.9)
Paid-in capital	1,894.6	1,883.1
Accumulated other comprehensive loss	(552.1)	(564.2)
Accumulated deficit	(522.0)	(537.3)
Total stockholders' equity	780.7	742.7
Total liabilities and stockholders' equity	$3,174.2	$3,048.7
See Notes to Condensed Consolidated Financial Statements (Unaudited).

ACCO Brands Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2021	2020	2021	2020
Net sales	$517.8	$366.9	$928.3	$751.0
Cost of products sold	353.7	256.9	648.7	528.8
Gross profit	164.1	110.0	279.6	222.2
Operating costs and expenses:
Selling, general and administrative expenses	97.7	77.2	191.7	163.3
Amortization of intangibles	11.6	7.8	23.6	16.2
Restructuring charges	—	6.5	3.9	6.8
Change in fair value of contingent consideration	4.9	—	11.6	—
Total operating costs and expenses	114.2	91.5	230.8	186.3
Operating income	49.9	18.5	48.8	35.9
Non-operating expense (income):
Interest expense	11.6	9.9	24.8	18.5
Interest income	(0.5)	(0.3)	(0.6)	(0.6)
Non-operating pension income	(2.5)	(1.5)	(3.3)	(3.0)
Other (income) expense, net	(9.0)	1.2	3.9	0.7
Income before income tax	50.3	9.2	24.0	20.3
Income tax expense (benefit)	1.7	3.8	(4.2)	6.9
Net income	$48.6	$5.4	$28.2	$13.4

Per share:
Basic income per share	$0.51	$0.06	$0.30	$0.14
Diluted income per share	$0.50	$0.06	$0.29	$0.14

Weighted average number of shares outstanding:
Basic	95.5	94.5	95.3	95.3
Diluted	97.2	95.2	96.9	96.3

See Notes to Condensed Consolidated Financial Statements (Unaudited).

ACCO Brands Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Net income	$48.6	$5.4	$28.2	$13.4
Other comprehensive income (loss), net of tax:
Unrealized income (loss) on derivative instruments, net of tax (expense) benefit of $(0.1) and $1.0 and $(1.9) and $0.1, respectively	0.2	(2.4)	4.3	—

Foreign currency translation adjustments, net of tax benefit (expense) of $0.2 and $(1.1) and $(1.3) and $1.0, respectively	24.4	(7.6)	3.7	(57.3)

Recognition of deferred pension and other post-retirement items, net of tax (expense) of $(0.1)) and $(0.5) and $(1.3) and $(2.9), respectively	0.5	1.9	4.1	9.8
Other comprehensive income (loss), net of tax	25.1	(8.1)	12.1	(47.5)

Comprehensive income (loss)	$73.7	$(2.7)	$40.3	$(34.1)

See Notes to Condensed Consolidated Financial Statements (Unaudited).

ACCO Brands Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(in millions)	2021	2020
Operating activities
Net income	$28.2	$13.4
Amortization of inventory step-up	2.4	—
Change in fair value of contingent liability	11.6	—
Depreciation	19.6	18.4
Other non-cash items	—	0.5
Amortization of debt issuance costs	1.5	1.1
Amortization of intangibles	23.6	16.2
Stock-based compensation	9.0	3.4
Loss on debt extinguishment	3.7	—
Changes in balance sheet items:
Accounts receivable	(54.5)	58.8
Inventories	(77.9)	(66.4)
Other assets	(32.2)	(5.9)
Accounts payable	42.3	(23.0)
Accrued expenses and other liabilities	(12.3)	(78.3)
Accrued income taxes	(20.1)	(5.7)
Net cash used by operating activities	(55.1)	(67.5)
Investing activities
Additions to property, plant and equipment	(9.3)	(8.9)
Cost of acquisitions, net of cash acquired	15.4	0.6
Net cash provided (used) by investing activities	6.1	(8.3)
Financing activities
Proceeds from long-term borrowings	648.8	227.4
Repayments of long-term debt	(529.2)	(15.8)
Proceeds of notes payable, net	2.2	—
Payment for debt premium	(9.8)	—
Payments for debt issuance costs	(10.5)	(1.6)
Dividends paid	(12.4)	(12.3)
Repurchases of common stock	—	(18.9)
Payments related to tax withholding for stock-based compensation	(0.9)	(1.8)
Proceeds from the exercise of stock options	2.0	1.5
Net cash provided by financing activities	90.2	178.5
Effect of foreign exchange rate changes on cash and cash equivalents	0.1	(1.7)
Net increase in cash and cash equivalents	41.3	101.0
Cash and cash equivalents
Beginning of the period	36.6	27.8
End of the period	$77.9	$128.8
Cash paid during the year for:
Interest	$16.8	$16.7
Income taxes	$15.3	$13.7

See Notes to Condensed Consolidated Financial Statements (Unaudited).

ACCO Brands Corporation and Subsidiaries
Consolidated Statement of Stockholders' Equity
(Unaudited)

(in millions)	Common Stock	Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Accumulated Deficit	Total
Balance at December 31, 2020	$1.0	$1,883.1	$(564.2)	$(39.9)	$(537.3)	$742.7
Net loss	—	—	—	—	(20.4)	(20.4)
Gain on derivative financial instruments, net of tax	—	—	4.1	—	—	4.1
Translation impact, net of tax	—	—	(20.7)	—	—	(20.7)
Pension and post-retirement adjustment, net of tax	—	—	3.6	—	—	3.6
Stock-based compensation	—	5.0	—	—	(0.2)	4.8
Common stock issued, net of shares withheld for employee taxes	—	1.9	—	(0.9)	—	1.0
Dividends declared, $.065 per share	—	—	—	—	(6.2)	(6.2)
Other	—	(0.1)	—	—	—	(0.1)
Balance at March 31, 2021	1.0	1,889.9	(577.2)	(40.8)	(564.1)	708.8
Net income	—	—	—	—	48.6	48.6
Gain on derivative financial instruments, net of tax	—	—	0.2	—	—	0.2
Translation impact, net of tax	—	—	24.4	—	—	24.4
Pension and post-retirement adjustment, net of tax	—	—	0.5	—	—	0.5
Stock-based compensation	—	4.4	—	—	(0.2)	4.2
Common stock issued, net of shares withheld for employee taxes	—	0.1	—	—	—	0.1
Dividends declared, $.065 per share	—	—	—	—	(6.2)	(6.2)
Other	—	0.2	—	—	(0.1)	0.1
Balance at June 30, 2021	1.0	1,894.6	(552.1)	(40.8)	(522.0)	780.7

Shares of Capital Stock

	Common Stock	Treasury Stock	Net Shares
Shares at December 31, 2020	99,129,455	4,186,890	94,942,565
Common stock issued, net of shares withheld for employee taxes	652,755	109,599	543,156
Shares at March 31, 2021	99,782,210	4,296,489	95,485,721
Common stock issued, net of shares withheld for employee taxes	97,160	—	97,160
Shares at June 30, 2021	99,879,370	4,296,489	95,582,881

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

See Notes to Condensed Consolidated Financial Statements (Unaudited).

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

As used in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, the terms "ACCO Brands," "ACCO," the "Company," "we," "us," and "our" refer to ACCO Brands Corporation and its consolidated subsidiaries.

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

The Condensed Consolidated Balance Sheet as of June 30, 2021, the related Consolidated Statements of Income, the Consolidated Statements of Comprehensive Income (Loss), the Consolidated Statements of Stockholders' Equity for the three and six months ended June 30, 2021 and 2020 and Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020 are unaudited. The December 31, 2020 Condensed Consolidated Balance Sheet data was derived from audited financial statements but does not include all annual disclosures required by GAAP. The financial statements included herein were prepared by management and reflect all adjustments (consisting solely of normal recurring items unless otherwise noted) which are, in the opinion of management, necessary for the fair presentation of results of operations and cash flows for the interim periods ended June 30, 2021 and 2020, and the financial position of the Company as of June 30, 2021. Interim results may not be indicative of results for a full year.

Effective December 17, 2020, we completed the acquisition of PowerA (the "PowerA Acquisition"), a leading provider of third-party video gaming console accessories primarily in North America. The results of PowerA are included in all three of the Company's operating business segments effective December 17, 2020. The preliminary purchase price was $321.8 million, plus an additional earnout of up to $55.0 million in cash, which is contingent upon PowerA achieving one- and two- year sales and profit growth objectives and has a fair value of $29.8 million as of June 30, 2021. The PowerA Acquisition and related expenses were funded by cash on hand, as well as borrowings from our revolving credit facility. See "Note 3. Acquisitions" for details on the PowerA Acquisition.

On April 1, 2021, we completed the acquisition of Franken Planungs-und Organisationsmittel GmbH (“Franken”), for a purchase price of €2.4 million (US$2.8 million, based on April 1, 2021 exchange rates), net of cash acquired of $1.1 million. Franken is a provider of visual communication products, including boards, markers, planning tools, as well as creative and training products. Franken is a German company that is included in the Company’s EMEA reporting segment.

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

There were no other accounting standards that were adopted in the first six months of 2021 that had a material effect on the Company’s financial condition, results of operations or cash flow.

3. Acquisitions

Acquisition of Franken

On April 1, 2021, we completed the acquisition of Franken, for a purchase price of €2.4 million (US$2.8 million, based on April 1, 2021 exchange rates), net of cash acquired of $1.1 million. Franken is a provider of visual communication products, including boards, markers, planning tools, as well as creative and training products. Franken is a German company that is included in the Company’s EMEA reporting segment.

Pro forma financial information is not presented due to immateriality.

Acquisition of PowerA

Effective December 17, 2020, we completed the acquisition of PowerA, a leading provider of third-party video gaming console accessories primarily in North America. The results of PowerA are included in all three of the Company's reporting units effective December 17, 2020.

The purchase price was $321.8 million, net of a working capital adjustment received of $18.2 million, plus an additional earnout of up to $55.0 million in cash. The earnout is contingent upon PowerA achieving one- and two- year sales and profit growth objectives. The fair value of the contingent earnout liability was $29.8 million as of June 30, 2021. The PowerA Acquisition and related expenses were funded by cash on hand, as well as borrowings from our revolving credit facility.

For accounting purposes, the Company was the acquiring enterprise. The PowerA Acquisition is being accounted for as a purchase business combination and PowerA's results are included in the Company’s consolidated financial statements as of December 31, 2020. The additional net sales from PowerA during the three and six months ended June 30, 2021 were $50.7 million and $113.4 million, respectively.

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

Our fair value estimate of assets acquired and liabilities assumed is pending the completion of several elements, including the final determination of the purchase price, the final determination of the fair value of the assets acquired and liabilities assumed, and the final review by our management. The primary areas that are not yet finalized relate to intangible assets and contingent consideration. In particular, the determination of the preliminary fair value of the customer relationships and vendor relationships intangible assets required us to make significant estimates and assumptions regarding (1) future revenue growth rates, (2) future cost of sales and operating expenses, (3) attrition rate, (4) future cash flows without vendor relationships, and (5) discount rates. The final determination of the purchase price, fair values and resulting goodwill may differ significantly from what is reflected in these consolidated financial statements. Accordingly, there could be material adjustments to our consolidated financial statements, including changes in our amortization expense related to the valuation of intangible assets and their respective useful lives, among other adjustments.

During the year ended December 31, 2020, transaction costs related to the PowerA Acquisition were $3.7 million, and for the six months ended June 30, 2021, they were $0.1 million. These costs were reported as SG&A expenses in the Company's Consolidated Statements of Income.

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

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Had the PowerA Acquisition occurred on January 1, 2019, unaudited pro forma consolidated results of the Company for the three and six months ended June 30, 2021 and 2020 would have been as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Net sales	$517.8	$409.5	$928.3	$824.1
Net income	48.6	8.7	28.2	16.7
Net income per diluted common share	$0.51	$0.09	$0.29	$0.17

The pro forma amounts are based on the Company's historical results and the historical results for the acquired PowerA business. The pro forma results of operations have been adjusted to include amortization of finite-lived intangibles, and other charges related to the PowerA Acquisition accounting.

4. Long-term Debt and Short-term Borrowings

Notes payable and long-term debt, listed in order of the priority of security interests in assets of the Company, consisted of the following as of June 30, 2021 and December 31, 2020:

(in millions)	June 30, 2021	December 31, 2020
Euro Senior Secured Term Loan A, due March 2026 (floating interest rate of 2.25% at June 30, 2021)	$274.6	$—
Euro Senior Secured Term Loan A, due May 2024 (floating interest rate of 2.50% at December 31, 2020)	—	287.4
USD Senior Secured Term Loan A, due March 2026 (floating interest rate of 2.40% at June 30, 2021)	91.3	—
USD Senior Secured Term Loan A, due May 2024 (floating interest rate of 3.50% at December 31, 2020)	—	92.5
Australian Dollar Senior Secured Term Loan A, due March 2026 (floating interest rate of 2.31% at June 30, 2021)	41.9	—
Australian Dollar Senior Secured Term Loan A, due May 2024 (floating interest rate of 2.57% at December 31, 2020)	—	43.4
U.S. Dollar Senior Secured Revolving Credit Facility, due March 2026 (floating interest rate of 2.40% at June 30, 2021)	224.8	—
U.S. Dollar Senior Secured Revolving Credit Facility, due May 2024 (floating interest rate of 3.50% at December 31, 2020)	—	307.2
Australian Dollar Senior Secured Revolving Credit Facility, due March 2026 (floating interest rate of 2.31% at June 30, 2021)	31.5	—
Australian Dollar Senior Secured Revolving Credit Facility, due May 2024 (floating interest rate of 2.57% at December 31, 2020)	—	25.4
Senior Unsecured Notes, due March 2029 (fixed interest rate of 4.25%)	575.0	—
Senior Unsecured Notes, due December 2024 (fixed interest rate of 5.25%)	—	375.0
Other borrowings	8.2	5.7
Total debt	1,247.3	1,136.6
Less:
Current portion	43.6	76.5
Debt issuance costs, unamortized	10.4	5.5
Long-term debt, net	$1,193.3	$1,054.6

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

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

•further amend the maximum Consolidated Leverage Ratio financial covenant for each of the six fiscal quarters beginning March 31, 2021 and ending June 30, 2022, as follows:

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

•reflect more favorable pricing at higher Consolidated Leverage Ratio levels along with lower fees on undrawn amounts, as follows:

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

The New Indenture contains covenants that limit the ability of the Company and its restricted subsidiaries’ ability to, among other things: (i) incur additional indebtedness or issue disqualified stock or, in the case of the Company’s restricted subsidiaries, preferred stock; (ii) create liens; (iii) pay dividends, make certain investments or make other restricted payments; (iv) sell certain assets or merge with or into other companies; (v) enter into transactions with affiliates; and (vi) in the case of a restricted subsidiary, pay dividends, loans, or assets to the Company or other restricted subsidiaries. These covenants are subject to a number of important limitations and exceptions. The New Indenture also provides for events of default, which, if any of them occurs, would permit or require the principal, premium, if any, and accrued but unpaid interest on all the then outstanding New Notes to be immediately due and payable.

In addition, effective March 15, 2021, the Company irrevocably deposited with the trustee of its 5.25% Senior Notes due 2024 (the "Prior Notes") an amount necessary to pay the aggregate redemption price for the Prior Notes, and satisfied and discharged all its obligations related to the Prior Notes indenture. Proceeds from the offering of the New Notes were applied toward the payment of the aggregate redemption price for the Prior Notes, the repayment of approximately $178.0 million of the Company’s outstanding borrowings under its Revolving Facility and to pay fees and expenses related to the offering of the New Notes. The Prior Notes were redeemed on March 31, 2021 at an aggregate redemption price of $390.6 million, consisting of $375 million of the principal due and payable on the Prior Notes, a call premium of $9.8 million (included in "Other (income) expense, net"), and accrued and unpaid interest of $5.8 million (included in "Interest expense").

Also included in "Other (income) expense, net" is a $3.7 million charge for the write-off of debt issuance costs. Additionally, we incurred and capitalized approximately $8.2 million in bank, legal and other fees associated with the issuance of the New Notes.

As of June 30, 2021, there were $256.3 million in borrowings outstanding under the Revolving Facility. The remaining amount available for borrowings was $330.9 million (allowing for $12.8 million of letters of credit outstanding on that date).

As of June 30, 2021, our Consolidated Leverage Ratio was approximately 4.20 to 1.00 versus our maximum covenant of 5.25 to 1.00.

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

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The components of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Operating lease cost	$7.0	$7.1	$14.2	$14.4
Sublease income	(0.3)	(0.3)	(0.6)	(0.7)
Total lease cost	$6.7	$6.8	$13.6	$13.7

Other information related to leases was as follows:

	Six Months Ended June 30,
(in millions, except lease term and discount rate)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$15.1	$14.4
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	3.7	2.5

	As of
	June 30, 2021
Weighted average remaining lease term:
Operating leases	6.4 years

Weighted average discount rate:
Operating leases	5.2%

Future minimum lease payments, net of sub-lease income, for all non-cancelable leases as of June 30, 2021, were as follows:

(in millions)
2021	$13.2
2022	20.9
2023	15.6
2024	12.7
2025	9.8
2026	8.3
Thereafter	24.2
Total minimum lease payments	104.7
Less imputed interest	17.8
Future minimum payments for leases, net of sublease rental income and imputed interest	$86.9

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

6. Pension and Other Retiree Benefits

The components of net periodic benefit (income) cost for pension and post-retirement plans for the three and six months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended June 30,
	Pension				Post-retirement
	U.S.		International
(in millions)	2021	2020	2021	2020	2021	2020
Service cost	$0.1	$0.4	$0.4	$0.3	$—	$—
Interest cost	1.2	1.4	1.6	2.4	—	0.1
Expected return on plan assets	(2.8)	(2.8)	(5.0)	(4.4)	—	—
Amortization of net loss (gain)	0.8	0.8	1.8	1.2	(0.1)	(0.2)
Amortization of prior service cost	—	0.1	—	—	—	—
Net periodic benefit cost (income) (1)	$(0.7)	$(0.1)	$(1.2)	$(0.5)	$(0.1)	$(0.1)

	Six Months Ended June 30,
	Pension				Post-retirement
	U.S.		International
(in millions)	2021	2020	2021	2020	2021	2020
Service cost	$0.5	$0.8	$0.8	$0.7	$—	$—
Interest cost	2.2	2.9	3.2	4.8	—	0.1
Expected return on plan assets	(5.6)	(5.7)	(9.8)	(9.1)	—	—
Amortization of net loss (gain)	1.8	1.6	3.6	2.4	(0.2)	(0.3)
Amortization of prior service cost	0.1	0.2	0.1	0.1	—	—
Curtailment loss(2)	1.4	—	—	—	—	—
Net periodic benefit cost (income) (1)	$0.4	$(0.2)	$(2.1)	$(1.1)	$(0.2)	$(0.2)

(1)The components of net periodic benefit cost (income), other than service cost, are included in the line "Non-operating pension income" in the Consolidated Statements of Income.
(2)Curtailment loss of $1.4 million due to the pension benefit freeze for the Sidney group under the ACCO Brands Corporation Pension Plan.

We expect to contribute approximately $24.5 million to our defined benefit plans in 2021. For the six months ended June 30, 2021, we have contributed $10.5 million to these plans.

7. Stock-Based Compensation

The following table summarizes our stock-based compensation expense (including stock options, restricted stock units ("RSUs") and performance stock units ("PSUs")) for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Stock option compensation expense	$0.6	$0.8	$2.3	$1.6
RSU compensation expense	0.9	2.0	3.4	3.0
PSU compensation expense	2.7	(0.3)	3.3	(1.2)
Total stock-based compensation expense	$4.2	$2.5	$9.0	$3.4

We generally recognize compensation expense for stock-based awards ratably over the vesting period. Stock-based compensation expense for each of the three and six months ended June 30, 2021 and 2020 includes $0.2 million and $1.0 million, of expense related to stock awards granted to eligible non-employee directors, respectively.

During the second quarter of 2021, stock compensation grants were made consisting of 19,370 stock options, 2,835 RSUs

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

and 11,622 PSUs and the Company's Board of Directors approved the annual stock compensation grant to eligible non-employee directors, which consisted of 83,167 RSUs.

The following table summarizes our unrecognized compensation expense and the weighted-average period over which the expense will be recognized as of June 30, 2021:

	June 30, 2021
	Unrecognized	Weighted Average
	Compensation	Years Expense To Be
(in millions, except weighted average years)	Expense	Recognized Over
Stock options	$4.6	2.2
RSUs	$5.1	1.8
PSUs	$14.0	1.9

8. Inventories

The components of inventories were as follows:

(in millions)	June 30, 2021	December 31, 2020
Raw materials	$45.5	$36.8
Work in process	4.6	3.5
Finished goods	332.4	264.8
Total inventories	$382.5	$305.1

9. Goodwill and Identifiable Intangible Assets

Goodwill

We test goodwill for impairment at least annually and on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. Historically, we performed this annual test using June 30th as the measurement date. During the second quarter of 2021, we elected to change the measurement date of our annual impairment test from June 30th to May 31st. A measurement date of May 31st is preferable as it better aligns with the timing of our forecasting process.

During the second quarter of 2021, we completed the annual goodwill impairment assessment, on a quantitative basis, for goodwill for each of our three reporting units. The result of our annual assessment was that the fair value of the North America, International and EMEA reporting units exceeded their carrying values as of our measurement date of May 31, 2021 and we concluded that no impairment existed.

Estimating the fair value of each reporting unit requires us to make assumptions and estimates regarding our future. We utilized a combination of both a discounted cash flows and market approach. The financial projections used in the valuation models reflected management's assumptions regarding revenue growth rates, economic and market trends, cost structure, and other expectations about the anticipated short-term and long-term operating results for each of our three reporting units.

In management’s opinion, the goodwill balance for the International reporting unit could be at risk for impairment if operating performance does not recover as expected from the current impacts of COVID-19, if we experience negative changes to the long-term outlook for the business, or changes in factors and assumptions which impact the fair value of the reporting unit such as low or declining revenue growth rates, depressed operating margins or adverse changes to the discount rates impacting this reporting unit.

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Changes in the net carrying amount of goodwill by segment were as follows:

(in millions)	ACCO Brands North America	ACCO Brands EMEA	ACCO Brands International	Total

Balance at December 31, 2020	$461.2	$188.2	$178.0	$827.4
Acquisitions(1)	(18.2)	2.0	—	(16.2)
Foreign currency translation	—	(4.4)	0.5	(3.9)
Balance at June 30, 2021	$443.0	$185.8	$178.5	$807.3

(1)Goodwill has been recorded on our Consolidated Balance Sheet related to the Franken acquisition and represents the excess of the cost of the Franken acquisition when compared to the fair value estimate of the net assets acquired on April 1, 2021 (the date of the Franken acquisition). Goodwill has been recorded on our Consolidated Balance Sheet related to the PowerA Acquisition and represents the excess of the cost of the PowerA Acquisition when compared to the fair value estimate of the net assets acquired on December 17, 2020 (the date of the PowerA Acquisition). During the first quarter of 2021, the Company received a working capital adjustment of $18.2 million recorded as a reduction to the preliminary purchase price. See "Note 3. Acquisitions" for details on the calculation of the goodwill acquired in the PowerA Acquisition.

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

Intangible Assets

The gross carrying value and accumulated amortization by class of identifiable intangible assets as of June 30, 2021 and December 31, 2020, were as follows:

	June 30, 2021				December 31, 2020
(in millions)	Gross Carrying Amounts	Accumulated Amortization		Net Book Value	Gross Carrying Amounts	Accumulated Amortization		Net Book Value
Indefinite-lived intangible assets:
Trade names	$423.7	$(44.5)	(1)	$379.2	$467.5	$(44.5)	(1)	$423.0
Amortizable intangible assets:
Trade names	383.3	(104.4)		278.9	343.5	(97.7)		245.8
Customer and contractual relationships	372.6	(174.2)		198.4	376.8	(162.9)		213.9
Vendor relationships	87.7	(3.2)		84.5	87.7	(0.2)		87.5
Patents	8.8	(2.5)		6.3	8.9	(2.1)		6.8
Subtotal	852.4	(284.3)		568.1	816.9	(262.9)		554.0
Total identifiable intangibles	$1,276.1	$(328.8)		$947.3	$1,284.4	$(307.4)		$977.0

(1)Accumulated amortization prior to the adoption of authoritative guidance on goodwill and other intangible assets, at which time further amortization ceased.

The Company's intangible amortization expense for the three and six months ended June 30, 2021 was $11.6 million and $23.6 million, respectively, and $7.8 million and $16.2 million for the three and six months ended June 30, 2020, respectively.
Estimated amortization expense for amortizable intangible assets, as of June 30, 2021, for the current year and the next five years is as follows:

(in millions)	2021	2022	2023	2024	2025	2026
Estimated amortization expense(2)	$46.3	$42.6	$40.2	$38.5	$36.8	$34.5

(2)    Actual amounts of amortization expense may differ from estimated amounts due to changes in foreign currency exchange rates, additional intangible asset acquisitions, impairment of intangible assets, accelerated amortization of intangible assets and other events.

We test indefinite-lived intangibles for impairment at least annually and on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. We performed this annual assessment, on a quantitative basis, for our indefinite-lived trade names and concluded that no impairment existed as of our measurement date of May 31, 2021.

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The result of our impairment testing of our indefinite-lived intangible assets determined the fair value of our five indefinite-lived trade names ACCO Brands®, Five Star®, Swingline®, Leitz® and Tilibra® exceeded their carrying values. The fair value of these trade names are considered Level 3 measurements which utilize a relief-from-royalty discounted cash flows approach. Key inputs and assumptions involved include the estimated near-term revenue growth, long-term growth rate, royalty rate, and discount rate.

As of May 31, 2021, we changed the indefinite-lived Tilibra® trade name to an amortizable intangible asset. The change was made as a result of decisions regarding the Company's future use of the trade name. The Company began amortizing the Tilibra® trade name on a straight-line basis over a life of 30 years effective June 1, 2021.

10. Restructuring

The Company recorded $3.9 million and $6.8 million of restructuring expense for the six months ended June 30, 2021 and 2020, respectively. The net restructuring provision was zero for the three months ended June 30, 2021 and $6.5 million for the three months ended June 30, 2020. The restructuring expenses were primarily for severance costs and termination of lease agreements related to cost reduction initiatives in our North America and International segments.

The summary of the activity in the restructuring liability for the six months ended June 30, 2021, was as follows:

(in millions)	Balance at December 31, 2020	Provision	Cash Expenditures	Non-cash Items/ Currency Change	Balance at June 30, 2021
Employee termination costs(1)	$8.1	$3.4	$(5.1)	$(0.1)	$6.3
Termination of lease agreements(2)	1.0	0.3	(0.7)	1.3	1.9
Other(3)	0.2	0.2	(0.2)	(0.1)	0.1
Total restructuring liability	$9.3	$3.9	$(6.0)	$1.1	$8.3

(1) We expect the remaining $6.3 million employee termination costs to be substantially paid in the next nine months.
(2) We expect the remaining $1.9 million lease termination costs to be substantially paid in the next nine months.
(3) We expect the remaining $0.1 million of other costs to be substantially paid in the next six months.

The summary of the activity in the restructuring liability for the six months ended June 30, 2020, was as follows:

(in millions)	Balance at December 31, 2019	Provision	Cash Expenditures	Non-cash Items/ Currency Change	Balance at June 30, 2020
Employee termination costs	$10.7	$6.3	$(4.9)	$(0.3)	$11.8
Termination of lease agreements	0.6	—	(0.5)	—	0.1
Other	0.5	0.5	(0.3)	(0.4)	0.3
Total restructuring liability	$11.8	$6.8	$(5.7)	$(0.7)	$12.2

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

11. Income Taxes

For the three months ended June 30, 2021, we recorded an income tax expense of $1.7 million on income before taxes of $50.3 million, for an effective rate of 3.4 percent. For the three months ended June 30, 2020, we recorded an income tax expense of $3.8 million on income before taxes of $9.2 million, for an effective rate of 41.3 percent. The decrease in the effective rate versus the three months ended June 30, 2020 was primarily driven by the revaluation of the deferred tax assets due to enacted statutory tax rate changes and the release of non-U.S. reserves for unrecognized tax benefits for which the time to assess has lapsed.

For the six months ended June 30, 2021, we recorded an income tax benefit of $4.2 million on income before taxes of $24.0 million, for an effective rate of (17.5) percent. For the six months ended June 30, 2020, we recorded an income tax expense of $6.9 million on income before taxes of $20.3 million, for an effective rate of 34.0 percent. The decrease in the effective rate versus the six months ended June 30, 2020 was primarily driven by the revaluation of the deferred tax assets due to enacted statutory tax rate changes and the release of non-U.S. reserves for unrecognized tax benefits for which the time to assess has lapsed.

The U.S. federal statute of limitations remains open for the years 2017 and forward. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from 2 to 5 years. Years still open to examination by foreign tax authorities in major jurisdictions include Australia (2016 forward), Brazil (2015 forward), Canada (2017 forward), Germany (2016 forward), Sweden (2016 forward) and the U.K. (2018 forward). We are currently under examination in certain foreign jurisdictions.

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

In the third quarter of 2020, the final administrative appeal of the First Assessment was decided against the Company. We decided to challenge the First Assessment at the judicial level. We recorded an additional expense in the third quarter of 2020 of $1.2 million representing additional attorneys' costs and fees, which we will be required to pay if we do not prevail at the judicial level. In connection with the judicial challenge, we were required to provide security to guarantee payment of the First Assessment should we not prevail.

We believe we have meritorious defenses and intend to vigorously contest both of the Brazil Tax Assessments; however, there can be no assurances that we will ultimately prevail. The ultimate outcome will not be determined until the Brazilian judicial process is complete, which is expected to take a number of years. If the FRD's initial position is ultimately sustained, payment of the amount assessed would materially and adversely affect our cash flow in the year of settlement.

Because there is no settled legal precedent on which to base a definitive opinion as to whether we will ultimately prevail, we consider the outcome of these disputes to be uncertain. Since it is not more likely than not that we will prevail, in 2012, we recorded a reserve in the amount of $44.5 million (at December 31, 2012 exchange rates) in consideration of this contingency, of which $43.3 million was recorded as an adjustment to the purchase price and which included the 2007-2012 tax years plus penalties and interest through December 2012. Included in this reserve is an assumption of penalties at 75 percent, which is the standard penalty. While there is a possibility that a penalty of 150 percent could be imposed in connection with the First Assessment, based on the facts in our case and existing precedent, we believe the likelihood of a 150 percent penalty is not more likely than not as of June 30, 2021. We will continue to actively monitor administrative and judicial court decisions and

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

evaluate their impact, if any, on our legal assessment of the ultimate outcome of our disputes. In addition, we will continue to accrue interest related to this contingency until such time as the outcome is known or until evidence is presented that we are more likely than not to prevail. The time limit for issuing an assessment for 2011 and 2012 expired in January 2018 and January 2019, respectively. Since we did not receive an assessment for either of these periods, we reversed the amounts previously accrued, including $5.6 million related to 2011, which was reversed in the first quarter of 2018. During the six months ended June 30, 2021 and 2020, we accrued additional interest as a charge to current income tax expense of $0.2 million and $0.2 million, respectively. At current exchange rates, our accrual through June 30, 2021, including tax, penalties and interest is $30.0 million (reported in "Other non-current liabilities").

12. Earnings per Share

Total outstanding shares as of June 30, 2021 and 2020, were 95.6 million and 94.5 million, respectively. Under our stock repurchase program, for the three and six months ended June 30, 2021, no shares were repurchased, and for the three and six months ended June 30, 2020, we repurchased and retired zero and 2.7 million shares, respectively. For the six months ended June 30, 2021 and 2020, we acquired 0.1 million and 0.2 million shares, respectively, related to tax withholding for share-based compensation.

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

The number of our weighted-average shares outstanding for the three and six months ended June 30, 2021 and 2020 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Weighted-average number of shares of common stock outstanding - basic	95.5	94.5	95.3	95.3
Stock options	0.2	—	0.1	0.1
Restricted stock units	1.5	0.7	1.5	0.9
Weighted-average shares and assumed conversions - diluted	97.2	95.2	96.9	96.3

Awards of potentially dilutive shares of common stock, which have exercise prices that were higher than the average market price during the period, are not included in the computation of dilutive earnings per share as their effect would have been anti-dilutive. For the three and six months ended June 30, 2021, the number of anti-dilutive shares was approximately 8.1 million and 7.7 million, respectively. For the three and six months ended June 30, 2020, the number of anti-dilutive shares was approximately 7.9 million and 7.2 million, respectively.

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

Forward currency contracts are used to hedge foreign denominated inventory purchases for Europe, Australia, Canada, Japan and New Zealand, and are designated as cash flow hedges. Unrealized gains and losses on these contracts are deferred in Accumulated Other Comprehensive Income ("AOCI") until the contracts are settled and the underlying hedged transactions relating to inventory purchases are recognized, at which time the deferred gains or losses will be reported in the "Cost of products sold" line in the "Consolidated Statements of Income." As of June 30, 2021 and December 31, 2020, we had cash flow foreign exchange contracts outstanding with a U.S. dollar equivalent notional value of $164.2 million and $134.3 million, respectively, which were designated as hedges.

Forward currency contracts used to hedge foreign denominated intercompany loans are not designated as hedging instruments. Gains and losses on these derivative instruments are recognized within "Other (income) expense, net" in the "Consolidated Statements of Income" and are largely offset by the change in the current translated value of the hedged item. The periods of the forward foreign exchange contracts correspond to the periods of the hedged transactions, with some relating to intercompany loans which extend beyond June 2022. As of June 30, 2021 and December 31, 2020, we had foreign exchange contracts outstanding with a U.S. dollar equivalent notional value of $154.1 million and $164.7 million, respectively, which were not designated as hedges.

The following table summarizes the fair value of our derivative financial instruments as of June 30, 2021 and December 31, 2020:

	Fair Value of Derivative Instruments
	Derivative Assets			Derivative Liabilities
(in millions)	Balance Sheet Location	June 30, 2021	December 31, 2020	Balance Sheet Location	June 30, 2021	December 31, 2020
Derivatives designated as hedging instruments:
Foreign exchange contracts	Other current assets	$2.5	$0.1	Other current liabilities	$1.2	$5.0
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current assets	0.8	1.6	Other current liabilities	0.6	1.2
Foreign exchange contracts	Other non-current assets	23.1	32.1	Other non-current liabilities	23.1	32.1
Total derivatives		$26.4	$33.8		$24.9	$38.3

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The following tables summarize the pre-tax effect of our derivative financial instruments on the condensed consolidated financial statements for the three and six months ended June 30, 2021 and 2020:

	The Effect of Derivative Instruments in Cash Flow Hedging Relationships on the Consolidated Financial Statements
	Amount of Gain (Loss) Recognized in AOCI (Effective Portion)		Location of (Gain) Loss Reclassified from AOCI to Income	Amount of (Gain) Loss Reclassified from AOCI to Income (Effective Portion)
	Three Months Ended June 30,			Three Months Ended June 30,
(in millions)	2021	2020		2021	2020
Cash flow hedges:
Foreign exchange contracts	$(1.0)	$(2.1)	Cost of products sold	$1.3	$(1.3)

	The Effect of Derivative Instruments in Cash Flow Hedging Relationships on the Consolidated Financial Statements
	Amount of Gain (Loss) Recognized in AOCI (Effective Portion)		Location of (Gain) Loss Reclassified from AOCI to Income	Amount of (Gain) Loss Reclassified from AOCI to Income (Effective Portion)
	Six Months Ended June 30,			Six Months Ended June 30,
(in millions)	2021	2020		2021	2020
Cash flow hedges:
Foreign exchange contracts	$3.4	$2.4	Cost of products sold	$2.8	$(2.5)

	The Effect of Derivatives Not Designated as Hedging Instruments on the Consolidated Statements of Operations
	Location of (Gain) Loss Recognized in Income on Derivatives	Amount of (Gain) Loss Recognized in Income		Amount of (Gain) Loss Recognized in Income
		Three Months Ended June 30,		Six Months Ended June 30,
(in millions)		2021	2020	2021	2020
Foreign exchange contracts	Other (income) expense, net	$(1.2)	$4.1	$—	$(5.2)

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

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

We have determined that our financial assets and liabilities described in "Note 13. Derivative Financial Instruments" are Level 2 in the fair value hierarchy. The following table sets forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2021 and December 31, 2020:

(in millions)	June 30, 2021	December 31, 2020
Assets:
Forward currency contracts	$26.4	$33.8
Liabilities:
Forward currency contracts	$24.9	$38.3

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

The fair values of cash and cash equivalents, notes payable to banks, accounts receivable and accounts payable approximate carrying amounts due principally to their short maturities. The carrying amount of total debt was $1,247.3 million and $1,136.6 million and the estimated fair value of total debt was $1,238.7 million and $1,146.9 million at June 30, 2021 and December 31, 2020, respectively. The fair values are determined from quoted market prices, where available, and from investment bankers using current interest rates considering credit ratings and the remaining time to maturity.

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

We use a Monte Carlo simulation model for contingent earnout payments, which are then discounted to present value. We classify the contingent consideration liabilities as Level 3 due to the lack of relevant observable market data over fair value inputs such as probability-weighting of payment outcomes. There have been no transfers of assets or liabilities into or out of Level 3 of the fair value hierarchy.

The following table provides a reconciliation of the beginning and ending balance of the contingent consideration for the six months ended June 30, 2021:

(in millions)	Contingent Consideration
Balance at December 31, 2020	$18.2
Change in fair value	11.6
Balance at June 30, 2021	$29.8

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

15. Accumulated Other Comprehensive Income (Loss)

AOCI is defined as net income (loss) and other changes in stockholders’ equity from transactions and other events from sources other than stockholders. The components of, and changes in, AOCI were as follows:

(in millions)	Derivative Financial Instruments	Foreign Currency Adjustments	Unrecognized Pension and Other Post-retirement Benefit Costs	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2020	$(3.1)	$(318.8)	$(242.3)	$(564.2)
Other comprehensive income (loss) before reclassifications, net of tax	2.3	3.7	(1.1)	4.9
Amounts reclassified from accumulated other comprehensive income, net of tax	2.0	—	5.2	7.2
Balance at June 30, 2021	$1.2	$(315.1)	$(238.2)	$(552.1)

The reclassifications out of AOCI for the three and six months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
(in millions)	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Location on Income Statement
Details about Accumulated Other Comprehensive Income (Loss) Components
Gain (loss) on cash flow hedges:
Foreign exchange contracts	$(1.3)	$1.3	$(2.8)	$2.5	Cost of products sold
Tax (expense) benefit	0.4	(0.5)	0.8	(0.8)	Income tax expense (benefit)
Net of tax	$(0.9)	$0.8	$(2.0)	$1.7
Defined benefit plan items:
Amortization of actuarial loss	$(2.5)	$(1.8)	$(5.2)	$(3.7)	(1)
Amortization of prior service cost	—	(0.1)	(1.6)	(0.3)	(1)
Total before tax	(2.5)	(1.9)	(6.8)	(4.0)
Tax benefit	0.6	0.2	1.6	0.7	Income tax expense (benefit)
Net of tax	$(1.9)	$(1.7)	$(5.2)	$(3.3)

Total reclassifications for the period, net of tax	$(2.8)	$(0.9)	$(7.2)	$(1.6)

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

Service or Extended Maintenance Agreements ("EMAs"). As of December 31, 2020, there was $3.0 million of unearned revenue associated with outstanding EMAs, primarily reported in "Other current liabilities." During the three and six months ended June 30, 2021, $0.6 million and $1.7 million of the unearned revenue was earned and recognized, respectively. As of June 30, 2021, the amount of unearned revenue from EMAs was $2.6 million. We expect to earn and recognize approximately $2.1 million of the unearned amount in the next 12 months and $0.5 million in periods beyond the next 12 months.

The following tables present our net sales disaggregated by regional geography(1), by reporting business segments and our net sales disaggregated by the timing of revenue recognition for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
United States	$261.3	$211.6	$431.6	$359.0
Canada	33.8	20.1	52.3	40.5
ACCO Brands North America	295.1	231.7	483.9	399.5

ACCO Brands EMEA(2)	157.0	88.3	313.9	215.8

Australia/N.Z.	29.4	23.0	61.5	51.9
Latin America	21.9	14.3	41.4	63.3
Asia-Pacific	14.4	9.6	27.6	20.5
ACCO Brands International	65.7	46.9	130.5	135.7
Net sales	$517.8	$366.9	$928.3	$751.0

(1) Net sales are attributed to geographic areas based on the location of the selling subsidiaries.
(2) ACCO Brands EMEA is comprised largely of Europe, but also includes export sales to the Middle East and Africa.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Product and services transferred at a point in time	$504.9	$353.8	$900.6	$717.4
Product and services transferred over time	12.9	13.1	27.7	33.6
Net sales	$517.8	$366.9	$928.3	$751.0

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

Net sales by reportable business segment for the three and six months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
ACCO Brands North America	$295.1	$231.7	$483.9	$399.5
ACCO Brands EMEA	157.0	88.3	313.9	215.8
ACCO Brands International	65.7	46.9	130.5	135.7
Net sales	$517.8	$366.9	$928.3	$751.0

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Operating income (loss) by business segment for the three and six months ended June 30, 2021 and 2020 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
ACCO Brands North America	$53.8	$37.4	$53.1	$45.0
ACCO Brands EMEA	9.9	(1.8)	26.7	10.2
ACCO Brands International	2.8	(4.4)	3.4	1.5
Segment operating income	66.5	31.2	83.2	56.7
Change in fair value of contingent consideration	(4.9)	—	(11.6)	—
Corporate	(11.7)	(12.7)	(22.8)	(20.8)
Operating income(1)	49.9	18.5	48.8	35.9
Interest expense	11.6	9.9	24.8	18.5
Interest income	(0.5)	(0.3)	(0.6)	(0.6)
Non-operating pension income	(2.5)	(1.5)	(3.3)	(3.0)
Other (income) expense, net	(9.0)	1.2	3.9	0.7
Income before income tax	$50.3	$9.2	$24.0	$20.3

(1)Operating income (loss) is defined as i) net sales; ii) less cost of products sold; iii) less selling, general and administrative expenses; iv) less amortization of intangibles; v) less restructuring charges; and vi) less change in the fair value of contingent consideration.

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

Brazil Tax Credits

In May 2021, the Supreme Court of Brazil issued its final ruling in a leading case related to the computation of certain indirect taxes which provides that the indirect tax base should not include the gross amount of the value-added tax known as “ICMS.” The Supreme Court further ruled that taxpayers can recognize future operating credits ("Tax Credits") for excess indirect tax payments from past periods due to the inclusion of ICMS in the indirect tax base to the extent the taxpayer had filed judicial challenges seeking to recover excess tax payments prior to March 15, 2017 and for any excess tax payments made after March 15, 2017.

Tilibra, one of our Brazilian subsidiaries, filed legal actions requesting recovery of these excess tax payments by way of future Tax Credits covering various time periods prior to March 15, 2017. Some of these cases have been finally decided in a court of law in favor of Tilibra, while others are still pending a final decision which we expect to issue in the future based on the Supreme Court decision.

In the second quarter, the Company recorded Tax Credits in the amount of $9.1 million with respect to the finally decided cases as Other income, net. In addition, the Tax Credits resulted in additional income tax expense of $3.1 million.

Final decisions in the remaining legal actions Tilibra has filed will result in additional Tax Credits, and the amount of these Tax Credits, in the aggregate, may be material.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three and six months ended June 30, 2021 and 2020 should be read in conjunction with the unaudited condensed consolidated financial statements of ACCO Brands Corporation and the accompanying notes contained therein.

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

We have been strategically transforming our business to be more consumer- and brand-centric, product differentiated, and geographically diverse. We are successfully achieving this transformation through both organic initiatives and acquisitions. Organically, we have grown our Kensington® computer accessories offerings and entered the wellness category with TruSens® branded air purifiers, which we plan to expand over the next few years. ACCO remains a leading supplier of school products, including our top-selling Five Star® line of school notebooks, laminating machines, and stapling and punching products, among others. We have refreshed most of our line of shredders in EMEA over the past three years, improving consumer designs. This refresh includes a new line of personal shredders to capitalize on the work-from-home environment. Shredder sales have remained strong, and we plan to leverage our platforms globally. During 2020, our EMEA business also launched organization and storage products for home offices under the Leitz® WOW and Leitz® Cosy brands.

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

Our acquisition of PowerA (the "PowerA Acquisition") in late 2020 was about accelerating growth and entering into an attractive consumer product adjacency of third-party video game controllers, power charging stations, and headsets. The addition of PowerA has already meaningfully improved our organic sales growth and profitability and increased our presence in faster growing mass and e-commerce channels. PowerA has and is expected to continue to experience strong double-digit sales growth in the U.S., as well as opportunities for expansion internationally, particularly in Europe. It greatly advances our strategic shift toward consumer, school and technology products as more than half of our sales will now come from these faster growing product categories. On a pro forma basis, including full year PowerA sales of $210 million for 2020, gaming and computer products would represent approximately 22 percent of our sales.

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

Overview of Performance

Second quarter comparable sales showed significant improvement versus last year, particularly in commercial products which were heavily affected by lower sales in 2020 due to office closures. As offices are beginning to reopen, we are experiencing strong increases in commercial product sales. We saw steady improvement in all segments throughout the quarter, but are still seeing the impact of the pandemic, particularly in our Latin America businesses.

Our second quarter net sales increased 41.1 percent to $517.8 million, primarily from improved comparable sales and the acquisition of PowerA, which added $50.7 million. Excluding PowerA, sales increased 27.3 percent as a result of higher demand as offices and schools began to reopen. Favorable foreign exchange was $23.7 million, or 6.5 percent. Demand growth varied by channel as depicted in the table below:

Channel	Change vs. Q2 2020
Commercial/B2B	71%
Retail/Mass	(7)%
E-tail/D2C	18%
Tech specialist	(2)%
Total sales (excluding PowerA)*	27%
*Numbers may not add due to rounding

The Company recorded operating income of $49.9 million, with PowerA contributing $0.3 million. PowerA's underlying performance was impacted by a charge of $4.9 million related to the change in fair value of the contingent consideration that was part of the purchase price ("PowerA Earnout"), and $4.1 million of additional amortization resulting from the acquisition. Foreign exchange benefited operating income $2.5 million, or 13.5 percent, and added $2.4 million to net income.

Operating cash outflow for the six months ended June 30, 2021, was $55.1 million, compared with operating cash outflow of $67.5 million for the six months ended June 30, 2020. The $12.4 million year-over-year improvement was after $22.6 million for funding PowerA's adverse operating cash flow.

Higher logistics expense, commodity cost increases, international shipping delays and overall supply chain disruptions continued to affect 2021 results. Costs of our commodities and those used by our suppliers continue to rise. In the second quarter, we were able to partly offset these higher costs through price increases we had taken early in 2021. We anticipate that we will experience continuing higher logistics and commodity costs, as well as additional cost increases from our suppliers, necessitating additional increases in our selling prices as the year progresses. We expect these increases will impact our margins more significantly in the third quarter as the benefit of our most recently announced price increases will lag the timing of the cost increases.

In 2020, to address the financial impact of the pandemic on our results of operations, we took a series of cost reductions, both temporary and then more long term, that will continue to impact our results and prior-period comparisons throughout 2021. In addition, during the first quarter of 2021, we took $3.9 million in restructuring charges to further reduce long-term expenses. In the second quarter of 2020, we also received $4.0 million from various government programs to maintain employment. The temporary cost reductions were gradually rescinded in late 2020 and early 2021, so the current period reflected these operating expenses at more normalized levels, including a lower expense for inventory reserves and bad debts. At June 30, 2021, our worldwide headcount had decreased 10.0 percent, or approximately 660 people, compared with June 30, 2020.

While our business is benefiting from the gradual reopening of offices and the expectation of mostly in-person education in North America and EMEA this fall, the impact of the COVID-19 pandemic is not yet fully behind us. Additionally, we expect the impact of the pandemic will continue to vary by geographic region and country depending upon a range of factors, including how seriously COVID-19 is affecting public health in the country, the progress of mass vaccinations, whether and to what degree businesses and schools are open, and the general seasonality and channel structure of our business in that country.

Compared with the second quarter 2021, we expect additional pressure on operating margins especially in the third quarter, mainly due to cost inflation, much of which hit inventory values in the second quarter and will impact our profitability in the third quarter. We expect to continue to be impacted by lower demand than the respective pre-pandemic period for some of our office and school products primarily due to lower occupancy of offices and schools worldwide. Overall, we are expecting a sustained economic recovery in all regions in the second half. We believe that environment will lead to continued organic sales growth, with inflation offsetting some of the gross profit gains from the volume growth.

Consolidated Results of Operations for the Three and Six Months Ended June 30, 2021 and 2020

	Three Months Ended June 30,		Amount of Change			Six Months Ended June 30,		Amount of Change
(in millions, except per share data)	2021	2020(1)	$	%/pts		2021	2020(1)	$	%/pts
Net sales	$517.8	$366.9	$150.9	41.1%		$928.3	$751.0	$177.3	23.6%
Cost of products sold	353.7	256.9	96.8	37.7%		648.7	528.8	119.9	22.7%
Gross profit	164.1	110.0	54.1	49.2%		279.6	222.2	57.4	25.8%
Gross profit margin	31.7%	30.0%		1.7	pts	30.1%	29.6%		0.5	pts
Selling, general and administrative expenses	97.7	77.2	20.5	26.6%		191.7	163.3	28.4	17.4%
SG&A % to net sales	18.9%	21.0%		(2.1)	pts	20.7%	21.7%		(1.0)	pts
Amortization of intangibles	11.6	7.8	3.8	48.7%		23.6	16.2	7.4	45.7%
Restructuring charges	—	6.5	(6.5)	(100.0)%		3.9	6.8	(2.9)	(42.6)%
Change in fair value of contingent consideration	4.9	—	4.9	NM		11.6	—	11.6	NM
Operating income	49.9	18.5	31.4	169.7%		48.8	35.9	12.9	35.9%
Operating income margin	9.6%	5.0%		4.6	pts	5.3%	4.8%		0.5	pts
Interest expense	11.6	9.9	1.7	17.2%		24.8	18.5	6.3	34.1%
Interest income	(0.5)	(0.3)	0.2	66.7%		(0.6)	(0.6)	—	-
Non-operating pension income	(2.5)	(1.5)	1.0	66.7%		(3.3)	(3.0)	0.3	10.0%
Other (income) expense, net	(9.0)	1.2	(10.2)	NM		3.9	0.7	3.2	457.1%
Income before income tax	50.3	9.2	41.1	446.7%		24.0	20.3	3.7	18.2%
Income tax expense (benefit)	1.7	3.8	(2.1)	(55.3)%		(4.2)	6.9	(11.1)	NM
Effective tax rate	3.4%	41.3%		(37.9)	pts	(17.5)%	34.0%		(51.5)	pts
Net income	48.6	5.4	43.2	800.0%		28.2	13.4	14.8	110.4%
Weighted average number of diluted shares outstanding:	97.2	95.2	2.0	2.1%		96.9	96.3	0.6	0.6%
Diluted income per share	$0.50	$0.06	$0.44	733.3%		$0.29	$0.14	$0.15	107.1%
Comparable net sales	$443.4	$366.9	$76.5	20.8%		$775.5	$751.0	$24.5	3.3%
(1)    The Company acquired PowerA effective December 17, 2020.

Foreign Exchange Rates

Approximately 53.5 percent of our net sales for the six months ended June 30, 2021, were transacted in a currency other than the U.S. dollar. Additionally, we source approximately 60 percent of our products mainly from China, Vietnam and other Far Eastern countries using U.S. dollars. As a result, the sales, profitability and cash flow of our foreign operations which transact business in their local currency are affected by the fluctuation in foreign currency rates relative to the U.S. dollar.

Net Sales

For the three months ended June 30, 2021, net sales increased due to greater demand related to office and school reopenings and the PowerA Acquisition, which added $50.7 million. Favorable foreign exchange was $23.7 million, or 6.5 percent.

For the six months ended June 30, 2021, net sales increased due to the PowerA Acquisition, which added $113.4 million, and higher demand related to office and school reopenings. Favorable foreign exchange was $39.4 million, or 5.2 percent.

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

For the three months ended June 30, 2021, PowerA added $36.1 million, or 14.1 percent. Foreign exchange reduced cost of products sold $16.4 million, or 6.4 percent. Excluding PowerA and foreign exchange, cost of products sold increased, primarily due to higher comparable sales and inflationary cost increases related to logistics, commodities, and wages.

For the six months ended June 30, 2021, PowerA added $82.6 million, or 15.6 percent. Foreign exchange reduced cost of products sold $26.6 million, or 5.0 percent. Excluding PowerA and foreign exchange, cost of products sold increased, primarily for the same reasons noted above for three months.

Gross Profit

For the three months ended June 30, 2021, foreign exchange increased gross profit $7.3 million, or 6.6 percent, and PowerA contributed $14.6 million, or 13.3 percent. Excluding PowerA and foreign exchange, gross profit increased primarily due to higher comparable sales.

For the three months ended June 30, 2021, gross profit as a percent of net sales increased 170 basis points. Gross profit margin improved, primarily from cost savings, lower inventory reserves, and improved fixed cost leverage from higher sales.

For the six months ended June 30, 2021, foreign exchange increased gross profit $12.8 million, or 5.8 percent, and PowerA contributed $30.8 million, or 13.9 percent. Excluding PowerA and foreign exchange, gross profit rose primarily due to higher comparable sales.

For the six months ended June 30, 2021, gross profit as a percent of net sales increased 50 basis points. Gross profit margin rose primarily from cost savings and lower inventory reserves, partly offset by higher logistics and commodity costs.

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

For the three months ended June 30, 2021, foreign exchange increased SG&A $4.3 million, or 5.6 percent, and PowerA added $4.8 million, or 6.2 percent, and integration and transaction costs of $0.8 million. The prior-year period included $3.4 million in higher government assistance and $0.4 million in integration costs related to prior acquisitions. Excluding PowerA, integration and transaction costs, and foreign exchange, SG&A increased $11.0 million as the prior period benefited from many pandemic-related, short-term cost reductions, including the government assistance noted above.

For the three months ended June 30, 2021, excluding PowerA and foreign exchange, SG&A as a percentage of net sales decreased primarily from improved fixed cost leveraging due to higher comparable sales.

For the six months ended June 30, 2021, foreign exchange increased SG&A 6.8 million, or 4.2 percent, and PowerA added $10.3 million, or 6.3 percent, and integration and transaction costs of $1.5 million. The prior-year period included $2.5 million in higher government assistance and $0.7 million in integration costs related to prior acquisitions. Excluding PowerA, integration and transaction costs, and foreign exchange, SG&A increased $10.5 million as the prior period benefited from many pandemic-related, short-term cost reductions, including the government assistance noted above.

For the six months ended June 30, 2021, excluding PowerA and foreign exchange, SG&A as a percentage of net sales increased 70 basis points primarily due to the first quarter as expenses had normalized but sales were below the prior period.

Restructuring Charges

For the three months ended June 30, 2021, the net restructuring provision was zero.

For the six months ended June 30, 2021, restructuring charges were $3.9 million. Costs associated with severance expense were $3.4 million, primarily in North America, but also in Brazil and the U.K. Lease abandonment charges were $0.3 million related to facilities in North America and Mexico.

Operating Income

For the three months ended June 30, 2021, operating income increased to $49.9 million, primarily due to higher sales. PowerA contributed operating income of $0.3 million. PowerA's underlying performance was impacted by a charge of $4.9 million related to the change in fair value of the contingent consideration that was part of the purchase price and $3.8 million of higher amortization primarily from the PowerA acquisition. Restructuring costs were $6.5 million lower than prior year. Foreign exchange benefited operating income $2.5 million, or 13.5 percent.

For the six months ended June 30, 2021, operating income rose to $48.8 million, primarily due to higher sales. PowerA contributed operating income of $0.2 million, which included an $11.6 million expense related to the change in fair value of the PowerA Earnout and $7.4 million of higher amortization primarily related to the PowerA acquisition. Restructuring costs were $2.9 million lower than prior year. Foreign exchange benefited operating income $5.1 million, or 14.2 percent.

Interest Expense and Income

For the three and six months ended June 30, 2021, the increase in interest expense was primarily due to higher average debt outstanding due to the PowerA acquisition.

Other (Income) Expense, Net

For the three months ended June 30, 2021, Other Income included $9.1 million of Brazilian operating tax credits as a result of favorable judicial court rulings. For further information on these tax credits, see "Note 18. Commitments and Contingencies" to the condensed consolidated financial statements contained in "Part 1, Item1. Financial Information" of this Quarterly Report on Form 10-Q.

The six months ended June 30, 2021, included the Brazilian operating tax credits noted above as well as charges associated with the first quarter refinancing of the Prior Notes and the amendment of our bank debt. These charges consisted of a call premium of $9.8 million and a $3.7 million charge for the write-off of debt issuance costs.

Income Tax Expense (Benefit)

The decrease in the effective tax rate versus the three months ended June 30, 2020, was primarily driven by the revaluation of the deferred tax assets due to enacted statutory tax rate changes and the release of non-U.S. reserves for the unrecognized tax benefits for which the time to assess has lapsed.

The decrease in the effective rate versus the six months ended June 30, 2020, was primarily for the same reasons stated above for the three-month period.

See "Note 11. Income Taxes" for more information.

Net Income/Diluted Income per Share

For the three months ended June 30, 2021, net income increased primarily due to higher operating income and $9.1 million of other income related to Brazilian operating tax credits noted in "Other (Income) Expense, Net" above, partly offset by the increase of $1.7 million in interest expense. Foreign exchange increased net income $2.4 million, or 44.4 percent.

For the six months ended June 30, 2021, net income increased primarily due to higher operating income, partly offset by the increase in interest expense of $6.3 million. Foreign exchange increased net income $3.7 million, or 27.6 percent.

Segment Net Sales and Operating Income (loss) for the Three and Six Months Ended June 30, 2021 and 2020

ACCO Brands North America

	Three Months Ended June 30,		Amount of Change			Six Months Ended June 30,		Amount of Change
(in millions)	2021	2020	$	%/pts		2021	2020	$	%/pts
Net sales	$295.1	$231.7	$63.4	27.4%		$483.9	$399.5	$84.4	21.1%
Segment operating income(1)	53.8	37.4	16.4	43.9%		53.1	45.0	8.1	18.0%
Segment operating income margin	18.2%	16.1%		2.1	pts	11.0%	11.3%		(0.3)	pts
Comparable net sales (Non-GAAP)(2)	$250.7	$231.7	$19.0	8.2%		$387.0	$399.5	$(12.5)	(3.1)%

(1) Segment operating income excludes corporate costs. See "Part I, Item 1. Note 17. Information on Business Segments," for a reconciliation of total "Segment operating income" to "Income before income tax."
(2) See reconciliation to GAAP, contained in Part I, Item 2. "Supplemental Non-GAAP Financial Measure."

FX Impact vs US$	2021 2nd QTR Avg vs. 2020 2nd QTR Avg	2021 YTD Avg vs. 2020 YTD Avg
Currency	Increase/(Decline)	Increase/(Decline)
Canadian dollar	13%	9%

For the three months ended June 30, 2021, net sales increased primarily due to the PowerA Acquisition, which added $40.5 million. Favorable foreign exchange increased net sales $3.9 million, or 1.7 percent. The comparable sales increase was driven by improving demand for commercial products as more offices began reopening. Back-to-school sell-in was slightly lower as our customers sold inventory remaining from last year and ordered less product.

For the six months ended June 30, 2021, net sales increased due to the PowerA Acquisition, which added $92.0 million. Favorable foreign exchange increased net sales $4.9 million, or 1.2 percent. Comparable sales declined as we continued to experience lower demand from COVID-19 impacts, particularly in the first quarter.

For the three months ended June 30, 2021, operating income and operating margin increased, primarily due to $5.1 million of lower restructuring charges. PowerA's operating income contribution was $4.8 million, including $3.2 million of amortization related to the acquisition. The change in the fair value of the contingent consideration is not allocated against the segment results. Favorable foreign exchange contributed $0.6 million. The higher gross margin from the comparable sales increase was largely offset by higher expenses as the 2020 period benefited from many pandemic-related, short-term cost reduction measures, including $0.6 million in lower government assistance. Higher inflation, mainly from international logistic costs, was largely offset by $4.8 million of lower charges for inventory reserves.

For the six months ended June 30, 2021, operating income and operating margin increased primarily due to a $7.6 million contribution from PowerA, which included $6.6 million of increased amortization related to the acquisition, and $2.4 million of inventory step-up charges. Restructuring charges were $2.1 million lower, and favorable foreign exchange added $0.8 million. Excluding the items noted above, operating income declined $2.4 million due to lower sales in the first quarter, cost increases related to international logistics, and more normalized expense levels.

ACCO Brands EMEA

	Three Months Ended June 30,		Amount of Change			Six Months Ended June 30,		Amount of Change
(in millions)	2021	2020	$	%/pts		2021	2020	$	%/pts
Net sales	$157.0	$88.3	$68.7	77.8%		$313.9	$215.8	$98.1	45.5%
Segment operating income (loss)(1)	9.9	(1.8)	11.7	650.0%		26.7	10.2	16.5	161.8%
Segment operating income (loss) margin	6.3%	(2.0)%		8.3	pts	8.5%	4.7%		3.8	pts
Comparable net sales (Non-GAAP)(2)	$136.2	88.3	$47.9	54.2%		$272.3	$215.8	$56.5	26.2%

FX Impact vs US$	2021 2nd QTR Avg vs. 2020 2nd QTR Avg	2021 YTD Avg vs. 2020 YTD Avg
Currency	Increase/(Decline)	Increase/(Decline)
Euro	9%	9%
Swedish krona	15%	15%
British pound	13%	10%

For the three months ended June 30, 2021, net sales increased primarily because of improved demand due to economic recovery, market share gains that included higher sales of new products, and price increases. Favorable foreign exchange contributed $13.6 million, and PowerA added $7.2 million. Comparable sales exceeded second quarter 2019 levels even though the pandemic continues to adversely impact demand.

For the six months ended June 30, 2021, net sales increased primarily because of the same drivers cited above, with strong comparable sales growth coming from air purifiers, do-it-yourself tools, computer accessories, home-use filing items, shredders, and art supplies, along with an increase for many commercial product categories. Favorable foreign exchange added $25.8 million, and the PowerA Acquisition added $15.8 million.

For the three months ended June 30, 2021, operating income and operating margin increased primarily due to higher sales. Price increases largely offset higher logistics costs. In addition, the prior period benefited from many pandemic-related, short-term cost reduction measures, including $1.4 million of higher government assistance. Charges for bad debts and restructuring costs were $0.8 million and $0.7 million lower, respectively. Foreign exchange benefited operating income $1.2 million, and PowerA contributed $0.4 million.

For the six months ended June 30, 2021, operating income and operating margin increased primarily due to the reasons cited for the three-month period above, except that restructuring costs were only $0.2 million lower. Foreign exchange benefited operating income $2.8 million, and PowerA contributed $3.0 million.

ACCO Brands International

	Three Months Ended June 30,		Amount of Change			Six Months Ended June 30,		Amount of Change
(in millions)	2021	2020	$	%/pts		2021	2020	$	%/pts
Net sales	$65.7	$46.9	$18.8	40.1%		$130.5	$135.7	$(5.2)	(3.8)%
Segment operating income (loss)(1)	2.8	(4.4)	7.2	163.6%		3.4	1.5	1.9	126.7%
Segment operating income (loss) margin	4.3%	(9.4)%		13.7	pts	2.6%	1.1%		1.5	pts
Comparable net sales (Non-GAAP)(2)	$56.5	46.9	$9.6	20.5%		$116.2	135.7	$(19.5)	(14.3)%

FX Impact vs US$	2021 2nd QTR Avg vs. 2020 2nd QTR Avg	2021 YTD Avg vs. 2020 YTD Avg
Currency	Increase/(Decline)	Increase/(Decline)
Brazilian real	1%	(10)%
Australian dollar	17%	17%
Mexican peso	17%	6%
Japanese yen	(2)%	1%

For the three months ended June 30, 2021, net sales and comparable sales increased in all areas due to price increases and a gradual reopening of offices and schools in certain areas, although sales remain well below 2019 levels. Australia and Asia have been recovering more quickly than Brazil and Mexico. PowerA contributed $3.0 million and favorable foreign exchange added $6.2 million.

For the six months ended June 30, 2021, net sales and comparable sales decreased, primarily as a result of lower demand related to COVID-19 impacts during the first quarter, particularly in Brazil and Mexico where schools and many offices remained closed. The PowerA acquisition contributed $5.6 million and favorable foreign exchange added $8.7 million.

For the three months ended June 30, 2021, operating income and operating margin improved significantly primarily from higher sales, $2.3 million lower bad debt reserves, $0.9 million lower inventory reserves, and $0.7 million lower restructuring charges. These factors were partially offset by higher expenses as the prior year benefited from many pandemic-related, short-term cost reduction measures, including $1.4 million of government assistance. Foreign exchange increased operating income $0.7 million.

For the six months ended June 30, 2021, operating income and operating margin improved slightly due to PowerA, which contributed $1.2 million. Foreign exchange increased operating income $1.5 million. Excluding PowerA and foreign exchange, operating income decreased slightly due to lower sales from COVID-19 impacts, primarily in the first quarter. These factors were partially offset by cost reductions.

Liquidity and Capital Resources

Our primary liquidity needs are to support our working capital requirements, service indebtedness and fund capital expenditures, dividends and acquisitions. Our principal sources of liquidity are cash flows from operating activities, cash and cash equivalents held and seasonal borrowings under our $600 million multi-currency revolving credit facility (the "Revolving Facility"). As of June 30, 2021, there was $256.3 million in borrowings outstanding under the Revolving Facility ($14.8 million reported in "Current portion of long-term debt" and $241.5 million reported in "Long-term debt, net"), we had $77.9 million in cash on hand, and the amount available for borrowings was $330.9 million (allowing for $12.8 million of letters of credit outstanding on that date). We maintain adequate financing arrangements at market rates.

As of June 30, 2021, our Consolidated Leverage Ratio was approximately 4.20 to 1.00 versus our maximum covenant of 5.25 to 1.00. We have no debt maturities before March 2026.

Given the debt incurred in connection with our acquisition of PowerA, our near-term use of cash will be to fund our dividend and reduce debt. Our long-term strategy remains to deploy cash to fund dividends, reduce debt, make acquisitions and repurchase stock.

The $664.1 million of debt currently outstanding under our senior secured credit facilities has a weighted average interest rate of 2.33 percent as of June 30, 2021, and $575.0 million outstanding principal amount of our New Notes have a fixed interest rate of 4.25 percent.

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

The net restructuring provision was zero for the three months ended June 30, 2021 and $3.9 million for the six months ended June 30, 2021, primarily related to its cost reduction programs representing expected severance costs mainly in North America. Additional charges were also taken in Brazil, EMEA and Mexico. For additional details, see "Note 10. Restructuring" to the condensed consolidated financial statements contained in "Part I, Item 1. Financial Information" of this Quarterly Report on Form 10-Q.

In addition, for the three and six months ended June 30, 2021, the Company recorded an aggregate $0.8 million and $1.5 million in non-restructuring integration expenses related to the integration of PowerA with ACCO Brands' operations, respectively.

Cash Flow for the Six Months Ended June 30, 2021 and 2020

Cash Flow from Operating Activities

Cash used by operating activities during the six months ended June 30, 2021 was $55.1 million, a decrease in cash outflow of $12.4 million compared to cash used by operating activities of $67.5 million during the six months ended June 30, 2020. The reduction was the result of a decrease in cash used for accrued expenses and other liabilities of $66.0 million, which was partially offset by an increase in cash used by net working capital of $59.5 million.

The table below shows our cash flow used or provided by the components of net working capital for the six months ended June 30, 2021 and 2020:

	Six Months Ended		Amount of Change
(in millions)	June 30, 2021	June 30, 2020
Accounts receivable	$(54.5)	$58.8	$(113.3)
Inventories	(77.9)	(66.4)	(11.5)
Accounts payable	42.3	(23.0)	65.3
Cash flow (used) provided by net working capital	$(90.1)	$(30.6)	$(59.5)

•Accounts receivable was a use of cash of $54.5 million during the six months ended June 30, 2021, an unfavorable change of $113.3 million compared to a source of cash of $58.8 million during the first six months ended June 30, 2020. The $113.3 million unfavorable change was due to strong sales during the six months ended June 30, 2021, as compared to lower sales during the six months ended June 30, 2020, driven by COVID-19 impacts.
•Inventories was a use of cash of $77.9 million during the six months ended June 30, 2021, an unfavorable change of $11.5 million when compared with the $66.4 million cash used during the six months ended June 30, 2020. The use of cash for inventory was higher during the six months ended June 30, 2021, compared to the six months ended June 30, 2020, as a result of the Company increasing inventory to secure supply, for the back-to-school season, to support the growth in PowerA and increased purchases due to supply chain disruptions related to international shipping.
•Accounts payable was a source of cash of $42.3 million during the six months ended June 30, 2021, a favorable change of $65.3 million when compared to a use of cash of $23.0 million during the six months ended June 30, 2020. The source of cash for accounts payable was a result of the Company purchasing more inventory due to higher sales, including back-to-school, and also not acquiring the outstanding accounts payable associated with PowerA at closing.

Cash Flow from Investing Activities

Cash provided by investing activities was $6.1 million and cash used by investing activities was $8.3 million for the six months ended June 30, 2021 and 2020, respectively. Cash used for capital expenditures was up $0.4 million primarily for the integration of PowerA into SAP. Cash provided by acquisitions increased by $14.8 million, primarily from a working capital adjustment received from the seller of PowerA due to having delivered less working capital than required in the acquisition agreement, partly offset by cash paid for the Franken acquisition.

Cash Flow from Financing Activities

Cash provided by financing activities was $90.2 million for the six months ended June 30, 2021, a decrease of $88.3 million, compared with cash provided of $178.5 million by financing activities during the first six months of the prior year. The decrease of $88.3 million primarily relates to a reduction of cash used for share repurchases of $18.9 million in 2020 and a decrease in cash provided by our incremental net borrowings of $89.8 million during the first six months of 2021, compared to the prior year’s first six months. In addition, there were cash outflows of $9.8 million related to the call premium on early redemption of our Prior Notes and $8.9 million increase in cash outflows for payments of debt issuance costs associated with our bond and bank debt refinancing in the 2021 first quarter.

Credit Facilities and Notes Covenants

As of June 30, 2021, our Consolidated Leverage Ratio was approximately 4.20 to 1.00 versus our maximum covenant of 5.25 to 1.00.

Guarantees and Security

Generally, obligations under the Credit Agreement are guaranteed by certain of the Company’s existing and future subsidiaries, and are secured by substantially all of the Company’s and certain guarantor subsidiaries’ assets, subject to certain exclusions and limitations.

Supplemental Non-GAAP Financial Measure

To supplement our condensed consolidated financial statements presented in accordance with generally accepted accounting principles in the U.S. ("GAAP"), we provide investors with certain non-GAAP financial measures, including comparable net sales. Comparable net sales represent net sales excluding the impact of material acquisitions and with current-period foreign operation sales translated at prior-year currency rates. We sometimes refer to comparable net sales as comparable sales.

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

The following tables provide a reconciliation of GAAP net sales change as reported to non-GAAP comparable net sales change:

	Comparable Net Sales - Three Months Ended June 30, 2021
		Non-GAAP
	GAAP	Currency		Comparable
(in millions)	Net Sales	Translation	Acquisition	Net Sales
ACCO Brands North America	$295.1	$3.9	$40.5	$250.7
ACCO Brands EMEA	157.0	13.6	7.2	136.2
ACCO Brands International	65.7	6.2	3.0	56.5
Total	$517.8	$23.7	$50.7	$443.4

	Amount of Change - Three Months Ended June 30, 2021 compared to the Three Months Ended June 30, 2020
	$ Change - Net Sales
		Non-GAAP
	GAAP			Comparable
	Net Sales	Currency		Net Sales
(in millions)	Change	Translation	Acquisition	Change
ACCO Brands North America	$63.4	$3.9	$40.5	$19.0
ACCO Brands EMEA	68.7	13.6	7.2	47.9
ACCO Brands International	18.8	6.2	3.0	9.6
Total	$150.9	$23.7	$50.7	$76.5

	% Change - Net Sales
		Non-GAAP
	GAAP			Comparable
	Net Sales	Currency		Net Sales
	Change	Translation	Acquisition	Change
ACCO Brands North America	27.4%	1.7%	17.5%	8.2%
ACCO Brands EMEA	77.8%	15.4%	8.2%	54.2%
ACCO Brands International	40.1%	13.2%	6.4%	20.5%
Total	41.1%	6.5%	13.8%	20.8%

	Comparable Net Sales - Six Months Ended June 30, 2021
		Non-GAAP
	GAAP	Currency		Comparable
(in millions)	Net Sales	Translation	Acquisition	Net Sales
ACCO Brands North America	$483.9	$4.9	$92.0	$387.0
ACCO Brands EMEA	313.9	25.8	15.8	272.3
ACCO Brands International	130.5	8.7	5.6	116.2
Total	$928.3	$39.4	$113.4	$775.5

	Amount of Change - Six Months Ended June 30, 2021 compared to the Six Months Ended June 30, 2020
	$ Change - Net Sales
		Non-GAAP
	GAAP			Comparable
	Net Sales	Currency		Net Sales
(in millions)	Change	Translation	Acquisition	Change
ACCO Brands North America	$84.4	$4.9	$92.0	$(12.5)
ACCO Brands EMEA	98.1	25.8	15.8	56.5
ACCO Brands International	(5.2)	8.7	5.6	(19.5)
Total	$177.3	$39.4	$113.4	$24.5

	% Change - Net Sales
		Non-GAAP
	GAAP			Comparable
	Net Sales	Currency		Net Sales
	Change	Translation	Acquisition	Change
ACCO Brands North America	21.1%	1.2%	23.0%	(3.1)%
ACCO Brands EMEA	45.5%	12.0%	7.3%	26.2%
ACCO Brands International	(3.8)%	6.4%	4.1%	(14.3)%
Total	23.6%	5.2%	15.1%	3.3%

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk" of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes to Foreign Exchange Risk Management or Interest Rate Risk Management in the quarter ended June 30, 2021 or through the date of this report.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision of the Chief Executive Officer and the Chief Financial Officer, and with the participation of our Disclosure Committee, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2021.

(b) Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are various claims, lawsuits and pending actions against us incidental to our operations, including the income tax assessments against our Brazilian subsidiary, Tilibra Produtos de Papelaria Ltda (the "Brazil Tax Assessments"), which is more fully described in our Annual Report on Form 10-K for the year ended December 31, 2020 and in "Part I, Item 1. Note 11. Income Taxes Brazil Tax Assessments to the Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

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

ITEM 1A. RISK FACTORS

We are subject to various risks and uncertainties in the course of our business. A comprehensive disclosure of risk factors can be found in "Part I, Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2020 (“2020 Annual Report”). We are including the following additional risk factors to supplement the risk factors in our 2020 Annual Report. The additional risk factors should be read in conjunction with the risk factors disclosed in our 2020 Annual Report and in Management’s Discussion and Analysis of Results of Operation contained in our 2020 Annual Report, our Form 10-Q for the three months ended March 31, 2021 and in this report. In addition, many of our other risk factors could be exacerbated by the prolonged COVID-19 pandemic and any resulting worsening of the global business and economic environment. Additional risks and uncertainties that are not presently known to us or that are not deemed material also may materially adversely affect the Company’s business, results of operations and financial condition in the future.

Operational Risks

Disruptions in the global supply chain, including insufficient freight carrier capacity, port closures and delays, the cost and availability of commodities and component parts, and labor shortages, largely driven by high demand as the global economy reopens and the ongoing impact of the COVID-19 pandemic, is having an adverse impact on our operations, sales, and profitability which we expect to continue.

We manufacture approximately 40 percent of the products we sell where we operate and purchase the remaining 60 percent from suppliers in lower cost countries, primarily China and other countries in Asia. We also purchase component parts and raw materials for our manufactured products from third parties many of which are also imported from Asia.

As previously disclosed during the 2020 fourth quarter, we began experiencing disruptions in our supply chain due to a shortage of available ocean shipping containers in China and delays at ports of arrival due to labor shortages and inefficiencies resulting from the impact of COVID-19, which resulted in increased logistics expenses. These and other supply chain disruptions, which are affecting all of our operating segments, have escalated during the first half of 2021 and our logistics costs have continued to rise. Additionally, increased global demand for commodities, component parts and labor have impacted their availability and increased their cost. We have already experienced and anticipate that we will continue to experience additional cost increases from our suppliers of raw materials, component parts and purchased finished goods as well as increased labor and commodity costs in our own facilities. The supply chain disruptions have also resulted in lack of product availability, customer fines for late deliveries and lost sales. We expect these disruptions, including the inflationary cost increases, to continue for some time and it remains uncertain when they will be resolved and to what extent they will adversely affect our operations, sales, and profitability.

During periods of rising costs, we manage this volatility through a variety of actions, including targeted advance or periodic purchases, future delivery purchases, long-term contracts, sales price increases and the use of certain derivative instruments. We have implemented price increases, and are planning to implement additional price increases later this year, in an effort to offset the inflationary and supply-chain related cost increases noted above, but there can be no assurance that we will be able to effectively mitigate the impact of these cost increases fast enough to minimize the adverse effects on our margins, if at all. Additionally, we may lose sales as we seek to offset these cost increases by raising prices on the products we sell to our customers. Conversely, when these costs decline, customer insistence on lower prices will likely result in lower sales prices, absent other mitigating circumstances and, to the extent we have existing inventory, may result in lower margins.

If we are unable to mitigate the impacts of the supply chain disruptions and cost increases through price increases and other actions, our operations, sales and profitability could be materially adversely affected.

Our computer and gaming products businesses have been and may continue to be impacted by the global shortage of computer chips.

Our Kensington computer products and PowerA gaming businesses have been recently impacted by the global shortage of computer chips which are components of many of our gaming and computer products. Additionally, the demand for gaming controllers is significantly impacted by the availability for sale of gaming consoles which also contain computer chips. Although we secured a sufficient supply of computer chips for our gaming controllers ahead of the current shortage, the shortage of computer chips has affected our ability to source some of our other popular computer products such as docking stations which has resulted in out of stocks and lost sales as well as increased costs. In addition, the limited availability of new game consoles has reduced the demand for our controllers. While we expect these impacts will mitigate as the supply of computer chips increases to meet demand, there can be no assurance that we will recover the lost sales in the future. Likewise, should the shortage continue or re-occur, there is no assurance that we will be able to obtain sufficient computer chips at acceptable pricing to meet the demand for our products which could affect our sales and profitability. Additionally, future reductions in the availability and sales of gaming consoles may also adversely impact our sales and profitability.

Other than as discussed above, there have been no material changes in our risk factors from those disclosed in "Part I, Item 1A. Risk Factors" in our 2020 Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not applicable.

(b) Not applicable.

(c) Common Stock Purchases

The following table provides information about our purchases of equity securities during the quarter ended June 30, 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
April 1, 2021 to April 30, 2021	—	$—	—	$125,045,248
May 1, 2021 to May 31, 2021	—	—	—	125,045,248
June 1, 2021 to June 30, 2021	—	—	—	125,045,248
Total	—	$—	—	$125,045,248

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit
Number        Description of Exhibit

10.1    Form of Cash-Based Award Agreement under the 2019 ACCO Brands Corporation Incentive Plan*

10.2    Form of Performance Stock Unit Award Agreement under the 2019 ACCO Brands Corporation Incentive Plan*

10.3    Form of Special Performance Stock Unit Award Agreement under the 2019 ACCO Brands Corporation Incentive Plan*

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
James M. Dudek, Jr.
Senior Vice President, Corporate Controller and Chief Accounting Officer (principal accounting officer)
Date: July 30, 2021