Form 10-Q
period 2021-09-30
ACCO BRANDS Corp
filed 2021-10-28
CIK 712034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2021

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

As of October 21, 2021, the registrant had outstanding 95,730,863 shares of Common Stock.

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

Factors that could affect our results or cause our plans, actions and results to differ materially from those expressed in the forward-looking statements contained in this Quarterly Report on Form 10-Q are detailed in "Part I, Item 1. Business" and "Part I, Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2020, in "Part II, Item 1A. Risk Factors" of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, as well as the financial statement line item discussions set forth in "Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations" of this Quarterly Report on Form 10-Q and from time to time in our other Securities and Exchange Commission (the "SEC") filings.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
ACCO Brands Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

	September 30, 2021	December 31, 2020
(in millions)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$58.1	$36.6
Accounts receivable, net	362.6	356.0
Inventories	413.9	305.1
Other current assets	52.0	30.5
Total current assets	886.6	728.2
Total property, plant and equipment	656.3	657.8
Less: accumulated depreciation	(436.8)	(416.4)
Property, plant and equipment, net	219.5	241.4
Right of use asset, leases	84.0	89.2
Deferred income taxes	126.6	136.5
Goodwill	804.2	827.4
Identifiable intangibles, net	919.4	977.0
Other non-current assets	31.7	49.0
Total assets	$3,072.0	$3,048.7
Liabilities and Stockholders' Equity
Current liabilities:
Notes payable	$8.1	$5.7
Current portion of long-term debt	28.1	70.8
Accounts payable	233.5	180.2
Accrued compensation	53.5	41.0
Accrued customer program liabilities	91.6	91.4
Lease liabilities	21.8	22.6
Current portion of contingent consideration	22.8	10.4
Other current liabilities	126.7	134.8
Total current liabilities	586.1	556.9
Long-term debt, net	1,083.9	1,054.6
Long-term lease liabilities	70.4	76.5
Deferred income taxes	156.6	170.6
Pension and post-retirement benefit obligations	275.9	317.1
Contingent consideration	11.9	7.8
Other non-current liabilities	102.2	122.5
Total liabilities	2,287.0	2,306.0
Stockholders' equity:
Common stock	1.0	1.0
Treasury stock	(40.8)	(39.9)
Paid-in capital	1,898.4	1,883.1
Accumulated other comprehensive loss	(565.4)	(564.2)
Accumulated deficit	(508.2)	(537.3)
Total stockholders' equity	785.0	742.7
Total liabilities and stockholders' equity	$3,072.0	$3,048.7
See Notes to Condensed Consolidated Financial Statements (Unaudited).

ACCO Brands Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2021	2020	2021	2020
Net sales	$526.7	$444.1	$1,455.0	$1,195.1
Cost of products sold	369.5	317.0	1,018.2	845.8
Gross profit	157.2	127.1	436.8	349.3
Operating costs and expenses:
Selling, general and administrative expenses	101.8	84.4	293.5	247.7
Amortization of intangibles	11.6	7.9	35.2	24.1
Restructuring charges	0.3	0.5	4.2	7.3
Change in fair value of contingent consideration	4.9	—	16.5	—
Total operating costs and expenses	118.6	92.8	349.4	279.1
Operating income	38.6	34.3	87.4	70.2
Non-operating expense (income):
Interest expense	11.2	10.2	36.0	28.7
Interest income	(0.6)	(0.2)	(1.2)	(0.8)
Non-operating pension income	(2.3)	(1.4)	(5.6)	(4.4)
Other expense, net	0.1	0.1	4.0	0.8
Income before income tax	30.2	25.6	54.2	45.9
Income tax expense	10.0	6.8	5.8	13.7
Net income	$20.2	$18.8	$48.4	$32.2

Per share:
Basic income per share	$0.21	$0.20	$0.51	$0.34
Diluted income per share	$0.21	$0.20	$0.50	$0.34

Weighted average number of shares outstanding:
Basic	95.6	94.5	95.4	95.0
Diluted	97.3	95.6	97.0	96.2

See Notes to Condensed Consolidated Financial Statements (Unaudited).

ACCO Brands Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Net income	$20.2	$18.8	$48.4	$32.2
Other comprehensive income (loss), net of tax:
Unrealized income (loss) on derivative instruments, net of tax (expense) benefit of $(1.0) and $0.2 and $(2.9) and $0.3, respectively	2.4	(0.6)	6.7	(0.6)

Foreign currency translation adjustments, net of tax benefit (expense) of $0.2 and $0.1 and $(1.1) and $1.1, respectively	(22.3)	3.6	(18.6)	(53.7)

Recognition of deferred pension and other post-retirement items, net of tax (expense) benefit of $(2.1) and $1.2 and $(3.4) and $(1.7), respectively	6.6	(4.0)	10.7	5.8
Other comprehensive loss, net of tax	(13.3)	(1.0)	(1.2)	(48.5)

Comprehensive income (loss)	$6.9	$17.8	$47.2	$(16.3)

See Notes to Condensed Consolidated Financial Statements (Unaudited).

ACCO Brands Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(in millions)	2021	2020
Operating activities
Net income	$48.4	$32.2
Amortization of inventory step-up	3.0	—
Change in fair value of contingent liability	16.5	—
Depreciation	29.4	28.2
Other non-cash items	—	0.5
Amortization of debt issuance costs	2.1	1.7
Amortization of intangibles	35.2	24.1
Stock-based compensation	12.2	5.2
Loss on debt extinguishment	3.7	—
Changes in balance sheet items:
Accounts receivable	(18.3)	78.7
Inventories	(116.2)	(28.4)
Other assets	(14.4)	(1.0)
Accounts payable	55.1	(67.1)
Accrued expenses and other liabilities	3.2	(47.3)
Accrued income taxes	(15.9)	(5.0)
Net cash provided by operating activities	44.0	21.8
Investing activities
Additions to property, plant and equipment	(13.9)	(11.8)
Cost of acquisitions, net of cash acquired	15.4	0.6
Net cash provided (used) by investing activities	1.5	(11.2)
Financing activities
Proceeds from long-term borrowings	651.4	231.5
Repayments of long-term debt	(638.8)	(146.4)
Proceeds of notes payable, net	2.3	2.5
Payment for debt premium	(9.8)	—
Payments for debt issuance costs	(10.5)	(1.6)
Dividends paid	(18.6)	(18.4)
Repurchases of common stock	—	(18.9)
Payments related to tax withholding for stock-based compensation	(0.9)	(1.8)
Proceeds from the exercise of stock options	2.4	1.7
Net cash (used) provided by financing activities	(22.5)	48.6
Effect of foreign exchange rate changes on cash and cash equivalents	(1.5)	(1.2)
Net increase in cash and cash equivalents	21.5	58.0
Cash and cash equivalents
Beginning of the period	36.6	27.8
End of the period	$58.1	$85.8
Cash paid during the year for:
Interest	$33.7	$21.4
Income taxes	$21.2	$20.1

See Notes to Condensed Consolidated Financial Statements (Unaudited).

ACCO Brands Corporation and Subsidiaries
Consolidated Statement of Stockholders' Equity
(Unaudited)

(in millions)	Common Stock	Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Accumulated Deficit	Total
Balance at December 31, 2020	$1.0	$1,883.1	$(564.2)	$(39.9)	$(537.3)	$742.7
Net loss	—	—	—	—	(20.4)	(20.4)
Gain on derivative financial instruments, net of tax	—	—	4.1	—	—	4.1
Translation impact, net of tax	—	—	(20.7)	—	—	(20.7)
Pension and post-retirement adjustment, net of tax	—	—	3.6	—	—	3.6
Stock-based compensation	—	5.0	—	—	(0.2)	4.8
Common stock issued, net of shares withheld for employee taxes	—	1.9	—	(0.9)	—	1.0
Dividends declared, $.065 per share	—	—	—	—	(6.2)	(6.2)
Other	—	(0.1)	—	—	—	(0.1)
Balance at March 31, 2021	1.0	1,889.9	(577.2)	(40.8)	(564.1)	708.8
Net income	—	—	—	—	48.6	48.6
Gain on derivative financial instruments, net of tax	—	—	0.2	—	—	0.2
Translation impact, net of tax	—	—	24.4	—	—	24.4
Pension and post-retirement adjustment, net of tax	—	—	0.5	—	—	0.5
Stock-based compensation	—	4.4	—	—	(0.2)	4.2
Common stock issued, net of shares withheld for employee taxes	—	0.1	—	—	—	0.1
Dividends declared, $.065 per share	—	—	—	—	(6.2)	(6.2)
Other	—	0.2	—	—	(0.1)	0.1
Balance at June 30, 2021	1.0	1,894.6	(552.1)	(40.8)	(522.0)	780.7
Net income	—	—	—	—	20.2	20.2
Gain on derivative financial instruments, net of tax	—	—	2.4	—	—	2.4
Translation impact	—	—	(22.3)	—	—	(22.3)
Pension and post-retirement adjustment, net of tax	—	—	6.6	—	—	6.6
Stock-based compensation	—	3.4	—	—	(0.2)	3.2
Common stock issued, net of shares withheld for employee taxes	—	0.4	—	—	—	0.4
Dividends declared, $.0.065 per share	—	—	—	—	(6.2)	(6.2)
Balance at September 30, 2021	$1.0	$1,898.4	$(565.4)	$(40.8)	$(508.2)	785.0

Shares of Capital Stock

	Common Stock	Treasury Stock	Net Shares
Shares at December 31, 2020	99,129,455	4,186,890	94,942,565
Common stock issued, net of shares withheld for employee taxes	652,755	109,599	543,156
Shares at March 31, 2021	99,782,210	4,296,489	95,485,721
Common stock issued, net of shares withheld for employee taxes	97,160	—	97,160
Shares at June 30, 2021	99,879,370	4,296,489	95,582,881
Common stock issued, net of shares withheld for employee taxes	84,954	5,766	79,188
Shares at September 30, 2021	99,964,324	4,302,255	95,662,069

See Notes to Condensed Consolidated Financial Statements (Unaudited).

ACCO Brands Corporation and Subsidiaries
Consolidated Statement of Stockholders' Equity
Continued (Unaudited)

(in millions)	Common Stock	Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Accumulated Deficit	Total
December 31, 2019	$1.0	$1,890.8	$(505.7)	$(38.2)	$(574.2)	$773.7
Net income	—	—	—	—	8.0	8.0
Gain on derivative financial instruments, net of tax	—	—	2.4	—	—	2.4
Translation impact, net of tax	—	—	(49.7)	—	—	(49.7)
Pension and post-retirement adjustment, net of tax	—	—	7.9	—	—	7.9
Common stock repurchases	—	(18.9)	—	—	—	(18.9)
Stock-based compensation	—	0.9	—	—	—	0.9
Common stock issued, net of shares withheld for employee taxes	—	1.5	—	(1.7)	—	(0.2)
Dividends declared, $.065 per share	—	—	—	—	(6.2)	(6.2)
Balance at March 31, 2020	1.0	1,874.3	(545.1)	(39.9)	(572.4)	717.9
Net income	—	—	—	—	5.4	5.4
Loss on derivative financial instruments, net of tax	—	—	(2.4)	—	—	(2.4)
Translation impact, net of tax	—	—	(7.6)	—	—	(7.6)
Pension and post-retirement adjustment, net of tax	—	—	1.9	—	—	1.9
Stock-based compensation	—	2.6	—	—	(0.1)	2.5
Dividends declared, $.065 per share	—	—	—	—	(6.1)	(6.1)
Balance at June 30, 2020	1.0	1,876.9	(553.2)	(39.9)	(573.2)	711.6
Net income	—	—	—	—	18.8	18.8
Loss on derivative financial instruments, net of tax	—	—	(0.6)	—	—	(0.6)
Translation impact	—	—	3.6	—	—	3.6
Pension and post-retirement adjustment, net of tax	—	—	(4.0)	—	—	(4.0)
Stock-based compensation	—	1.9	—	—	(0.1)	1.8
Common stock issued, net of shares withheld for employee taxes	—	0.1	—	—	—	0.1
Dividends declared, $.065 per share	—	—	—	—	(6.1)	(6.1)
Balance at September 30, 2020	$1.0	$1,878.9	$(554.2)	$(39.9)	$(560.6)	$725.2

Shares of Capital Stock

	Common Stock	Treasury Stock	Net Shares
Shares at December 31, 2019	100,412,933	3,967,445	96,445,488
Common stock issued, net of shares withheld for employee taxes	898,664	206,243	692,421
Common stock repurchases	(2,690,292)	—	(2,690,292)
Shares at March 31, 2020	98,621,305	4,173,688	94,447,617
Common stock issued, net of shares withheld for employee taxes	26,957	12,427	14,530
Shares at June 30, 2020	98,648,262	4,186,115	94,462,147
Common stock issued, net of shares withheld for employee taxes	35,465	775	34,690
Shares at September 30, 2020	98,683,727	4,186,890	94,496,837

See Notes to Condensed Consolidated Financial Statements (Unaudited).

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

As used in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, the terms "ACCO Brands," "ACCO," the "Company," "we," "us," and "our" refer to ACCO Brands Corporation and its consolidated subsidiaries.

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

The Condensed Consolidated Balance Sheet as of September 30, 2021, the related Consolidated Statements of Income, the Consolidated Statements of Comprehensive Income (Loss), the Consolidated Statements of Stockholders' Equity for the three and nine months ended September 30, 2021 and 2020 and Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020 are unaudited. The December 31, 2020 Condensed Consolidated Balance Sheet data was derived from audited financial statements but does not include all annual disclosures required by GAAP. The financial statements included herein were prepared by management and reflect all adjustments (consisting solely of normal recurring items unless otherwise noted) which are, in the opinion of management, necessary for the fair presentation of results of operations and cash flows for the interim periods ended September 30, 2021 and 2020, and the financial position of the Company as of September 30, 2021. Interim results may not be indicative of results for a full year.

Effective December 17, 2020, we completed the acquisition of PowerA (the "PowerA Acquisition"), a leading provider of third-party video gaming console accessories primarily in North America. The results of PowerA are included in all three of the Company's operating business segments effective December 17, 2020. The purchase price was $321.8 million, plus an additional earnout of up to $55.0 million in cash, which is contingent upon PowerA achieving one- and two- year sales and profit growth objectives and has a fair value of $34.7 million as of September 30, 2021. The PowerA Acquisition and related expenses were funded by cash on hand, as well as borrowings from our revolving credit facility. See "Note 3. Acquisitions" for details on the PowerA Acquisition.

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

There were no other accounting standards that were adopted in the first nine months of 2021 that had a material effect on the Company’s financial condition, results of operations or cash flow.

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

The purchase price was $321.8 million, net of a working capital adjustment received of $18.2 million, plus an additional earnout of up to $55.0 million in cash. The earnout is contingent upon PowerA achieving one- and two- year sales and profit growth objectives. The fair value of the contingent earnout liability was $34.7 million as of September 30, 2021. The PowerA Acquisition and related expenses were funded by cash on hand, as well as borrowings from our revolving credit facility.

For accounting purposes, the Company was the acquiring enterprise. The PowerA Acquisition is being accounted for as a purchase business combination and PowerA's results are included in the Company’s consolidated financial statements as of December 31, 2020. The additional net sales from PowerA during the three and nine months ended September 30, 2021 were $56.8 million and $170.2 million, respectively.

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

During the third quarter of 2021 we finalized our fair value estimate of assets acquired and liabilities assumed as of the acquisition date. The following table presents the allocation of the consideration given to the fair values of the assets acquired and liabilities assumed at the date of the PowerA Acquisition:

(in millions)	At December 17, 2020
Calculation of Goodwill:
Purchase price, net of working capital adjustment	$321.8

Fair value of contingent consideration	$18.2

Plus fair value of liabilities assumed:
Accrued liabilities	9.2
Fair value of liabilities assumed	$9.2

Less fair value of assets acquired:
Inventory	29.3
Property and equipment	0.2
Identifiable intangibles	235.4
Other assets	13.2
Fair value of assets acquired	$278.1

Goodwill	$71.1

During the year ended December 31, 2020, transaction costs related to the PowerA Acquisition were $3.7 million, and for the nine months ended September 30, 2021, they were $0.1 million. These costs were reported as SG&A expenses in the Company's Consolidated Statements of Income.

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

Had the PowerA Acquisition occurred on January 1, 2019, unaudited pro forma consolidated results of the Company for the three and nine months ended September 30, 2021 and 2020 would have been as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Net sales	$526.7	$501.4	$1,455.0	$1,325.5
Net income	20.2	24.9	48.4	41.6
Net income per diluted common share	$0.21	$0.26	$0.50	$0.43

The pro forma amounts are based on the Company's historical results and the historical results for the acquired PowerA business. The pro forma results of operations have been adjusted to include amortization of finite-lived intangibles, and other charges related to the accounting by the Company for the PowerA Acquisition.

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

4. Long-term Debt and Short-term Borrowings

Notes payable and long-term debt, listed in order of the priority of security interests in assets of the Company, consisted of the following as of September 30, 2021 and December 31, 2020:

(in millions)	September 30, 2021	December 31, 2020
Euro Senior Secured Term Loan A, due March 2026 (floating interest rate of 2.25% at September 30, 2021)	$264.3	$—
Euro Senior Secured Term Loan A, due May 2024 (floating interest rate of 2.50% at December 31, 2020)	—	287.4
USD Senior Secured Term Loan A, due March 2026 (floating interest rate of 2.38% at September 30, 2021)	90.2	—
USD Senior Secured Term Loan A, due May 2024 (floating interest rate of 3.50% at December 31, 2020)	—	92.5
Australian Dollar Senior Secured Term Loan A, due March 2026 (floating interest rate of 2.32% at September 30, 2021)	39.5	—
Australian Dollar Senior Secured Term Loan A, due May 2024 (floating interest rate of 2.57% at December 31, 2020)	—	43.4
U.S. Dollar Senior Secured Revolving Credit Facility, due March 2026 (floating interest rate of 2.33% at September 30, 2021)	120.4	—
U.S. Dollar Senior Secured Revolving Credit Facility, due May 2024 (floating interest rate of 3.50% at December 31, 2020)	—	307.2
Australian Dollar Senior Secured Revolving Credit Facility, due March 2026 (floating interest rate of 2.31% at September 30, 2021)	32.6	—
Australian Dollar Senior Secured Revolving Credit Facility, due May 2024 (floating interest rate of 2.57% at December 31, 2020)	—	25.4
Senior Unsecured Notes, due March 2029 (fixed interest rate of 4.25%)	575.0	—
Senior Unsecured Notes, due December 2024 (fixed interest rate of 5.25%)	—	375.0
Other borrowings	8.1	5.7
Total debt	1,130.1	1,136.6
Less:
Current portion	36.2	76.5
Debt issuance costs, unamortized	10.0	5.5
Long-term debt, net	$1,083.9	$1,054.6

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

Effective May 1, 2020, the Company entered into a Third Amendment (the "Third Amendment") to the Credit Agreement pursuant to which the Credit Agreement was amended to, among other things:

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

Under the Fifth Amendment, pricing was locked at LIBOR plus 2.25 percent until the Company published its financial results for the fiscal quarter ended June 30, 2021, and it became subject to the above leverage-based pricing grid thereafter.

Senior Unsecured Notes

On March 15, 2021, the Company completed a private offering of $575.0 million in aggregate principal amount of 4.25% Senior Notes due March 2029 (the "New Notes"), which were issued under an indenture, dated as of March 15, 2021 (the "New Indenture"), among the Company, as issuer, the guarantors named therein and Wells Fargo Bank, National Association, as trustee. Interest on the New Notes is payable semiannually on March 15 and September 15 of each year, beginning on September 15, 2021.

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

In addition, effective March 15, 2021, the Company irrevocably deposited with the trustee of its 5.25% Senior Notes due 2024 (the "Prior Notes") an amount necessary to pay the aggregate redemption price for the Prior Notes, and satisfied and discharged all its obligations related to the Prior Notes indenture. Proceeds from the offering of the New Notes were applied toward the payment of the aggregate redemption price for the Prior Notes, the repayment of approximately $178.0 million of the Company’s outstanding borrowings under its Revolving Facility and to pay fees and expenses related to the offering of the New Notes. The Prior Notes were redeemed on March 31, 2021 at an aggregate redemption price of $390.6 million, consisting

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

of $375 million of the principal due and payable on the Prior Notes, a call premium of $9.8 million (included in "Other expense, net"), and accrued and unpaid interest of $5.8 million (included in "Interest expense").

Also included in "Other expense, net" is a $3.7 million charge for the write-off of debt issuance costs. Additionally, we incurred and capitalized approximately $8.2 million in bank, legal and other fees associated with the issuance of the New Notes.

As of September 30, 2021, there were $153.0 million in borrowings outstanding under the Revolving Facility. The remaining amount available for borrowings was $434.5 million (allowing for $12.5 million of letters of credit outstanding on that date).

As of September 30, 2021, our Consolidated Leverage Ratio was approximately 3.8 to 1.00 versus our maximum covenant of 4.75 to 1.00.

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

The components of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Operating lease cost	$8.1	$6.7	$22.3	$21.0
Sublease income	(0.9)	(0.2)	(1.5)	(0.9)
Total lease cost	$7.2	$6.5	$20.8	$20.1

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Other information related to leases was as follows:

	Nine Months Ended September 30,
(in millions, except lease term and discount rate)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$23.8	$21.5
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	15.0	3.3

	As of
	September 30, 2021
Weighted average remaining lease term:
Operating leases	6.15 years

Weighted average discount rate:
Operating leases	5.1%

Future minimum lease payments, net of sub-lease income, for all non-cancelable leases as of September 30, 2021, were as follows:

(in millions)
2021	$6.9
2022	24.1
2023	18.3
2024	14.8
2025	12.0
2026	9.4
Thereafter	24.2
Total minimum lease payments	109.7
Less imputed interest	17.4
Future minimum payments for leases, net of sublease rental income and imputed interest	$92.3

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

6. Pension and Other Retiree Benefits

The components of net periodic benefit (income) cost for pension and post-retirement plans for the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended September 30,
	Pension				Post-retirement
	U.S.		International
(in millions)	2021	2020	2021	2020	2021	2020
Service cost	$—	$0.4	$0.4	$0.4	$—	$—
Interest cost	1.2	1.5	1.5	2.4	—	—
Expected return on plan assets	(2.9)	(2.8)	(4.7)	(4.7)	—	—
Amortization of net loss (gain)	0.9	0.8	1.7	1.3	(0.1)	(0.1)
Amortization of prior service cost	—	0.1	0.1	0.1	—	—
Net periodic benefit cost (income) (1)	$(0.8)	$—	$(1.0)	$(0.5)	$(0.1)	$(0.1)

	Nine Months Ended September 30,
	Pension				Post-retirement
	U.S.		International
(in millions)	2021	2020	2021	2020	2021	2020
Service cost	$0.5	$1.2	$1.2	$1.1	$—	$—
Interest cost	3.4	4.4	4.7	7.2	—	0.1
Expected return on plan assets	(8.5)	(8.5)	(14.5)	(13.8)	—	—
Amortization of net loss (gain)	2.7	2.4	5.3	3.7	(0.3)	(0.4)
Amortization of prior service cost	0.1	0.3	0.2	0.2	—	—
Curtailment loss(2)	1.4	—	—	—	—	—
Net periodic benefit cost (income) (1)	$(0.4)	$(0.2)	$(3.1)	$(1.6)	$(0.3)	$(0.3)

(1)The components of net periodic benefit cost (income), other than service cost, are included in the line "Non-operating pension income" in the Consolidated Statements of Income.
(2)Curtailment loss of $1.4 million due to the pension benefit freeze for the Sidney group under the ACCO Brands Corporation Pension Plan.

We expect to contribute approximately $22.8 million to our defined benefit plans in 2021. For the nine months ended September 30, 2021, we have contributed $16.4 million to these plans.

7. Stock-Based Compensation

The following table summarizes our stock-based compensation expense (including stock options, restricted stock units ("RSUs") and performance stock units ("PSUs")) for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Stock option compensation expense	$0.6	$0.5	$2.9	$2.1
RSU compensation expense	0.9	1.3	4.3	4.3
PSU compensation expense	1.7	—	5.0	(1.2)
Total stock-based compensation expense	$3.2	$1.8	$12.2	$5.2

We generally recognize compensation expense for stock-based awards ratably over the vesting period. Stock-based compensation expense for the three and nine months ended September 30, 2021 includes $0.2 million and $0.4 million of expense related to stock awards granted to eligible non-employee directors, respectively. For each of the three and nine months ended September 30, 2020, stock-based compensation expense includes $1.0 million of expense related to stock awards granted to non-employee directors.

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

During the third quarter of 2021, stock compensation grants were made consisting of 4,773 stock options, 22,288 RSUs and 2,864 PSUs.

The following table summarizes our unrecognized compensation expense and the weighted-average period over which the expense will be recognized as of September 30, 2021:

	September 30, 2021
	Unrecognized	Weighted Average
	Compensation	Years Expense To Be
(in millions, except weighted average years)	Expense	Recognized Over
Stock options	$3.9	1.9
RSUs	$4.3	1.7
PSUs	$10.7	1.8

8. Inventories

The components of inventories were as follows:

(in millions)	September 30, 2021	December 31, 2020
Raw materials	$44.7	$36.8
Work in process	4.3	3.5
Finished goods	364.9	264.8
Total inventories	$413.9	$305.1

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

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Changes in the net carrying amount of goodwill by segment were as follows:

(in millions)	ACCO Brands North America	ACCO Brands EMEA	ACCO Brands International	Total

Balance at December 31, 2020	$461.2	$188.2	$178.0	$827.4
Acquisitions(1)	(14.5)	2.0	—	(12.5)
Foreign currency translation	—	(10.2)	(0.5)	(10.7)
Balance at September 30, 2021	$446.7	$180.0	$177.5	$804.2

(1)Goodwill has been recorded on our Consolidated Balance Sheet related to the Franken acquisition, which is part of our EMEA segment, and represents the excess of the cost of the Franken acquisition when compared to the fair value estimate of the net assets acquired on April 1, 2021 (the date of the Franken acquisition). Goodwill has been recorded on our Consolidated Balance Sheet related to the PowerA Acquisition and represents the excess of the cost of the PowerA Acquisition when compared to the fair value estimate of the net assets acquired on December 17, 2020 (the date of the PowerA Acquisition) and includes a working capital adjustment of $18.2 million recorded in the first quarter of 2021 as a reduction to the purchase price, partially offset by purchase accounting adjustments of $3.7 million. See "Note 3. Acquisitions" for details on the calculation of the goodwill acquired in the PowerA Acquisition.

The goodwill balance includes $215.1 million of accumulated impairment losses, which occurred prior to December 31, 2016.

Identifiable Intangible Assets

PowerA Acquisition

The valuation of identifiable intangible assets of $235.4 million acquired in the PowerA Acquisition includes amortizable customer relationships, vendor relationships, trade names and developed technology, which have been recorded at their estimated fair values. The fair value of the customer relationships was determined using the multi-period excess earnings method which is based on the present value of the projected after-tax cash flows. The fair value of the vendor relationships was determined using the lost income method. The fair value of the trade name and the developed technology was determined using the relief from royalty method, which is based on the present value of royalty fees derived from projected revenues. The determination of the acquisition date fair value of the intangible assets required the Company to make significant estimates and assumptions regarding future revenue growth rates, future cost of sales, operating expenses and earnings before income tax, attrition rate, future cash flows without vendor relationships and discount rates.

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The amortizable trade name, customer and vendor relationships will be amortized over 15 years while the developed technology will be amortized over 5 years on a straight-line basis. The allocation of the identifiable intangibles acquired in the PowerA Acquisition was as follows:

(in millions)	Fair Value	Remaining Useful Life
Trade name	$21.6	15 years
Customer relationships	128.6	15 years
Vendor relationships	82.4	15 years
Developed technology	2.8	5 years
Total identifiable intangibles acquired	$235.4

Intangible Assets

The gross carrying value and accumulated amortization by class of identifiable intangible assets as of September 30, 2021 and December 31, 2020, were as follows:

	September 30, 2021				December 31, 2020
(in millions)	Gross Carrying Amounts	Accumulated Amortization		Net Book Value	Gross Carrying Amounts	Accumulated Amortization		Net Book Value
Indefinite-lived intangible assets:
Trade names	$420.5	$(44.5)	(1)	$376.0	$467.5	$(44.5)	(1)	$423.0
Amortizable intangible assets:
Trade names	375.7	(107.2)		268.5	343.5	(97.7)		245.8
Customer and contractual relationships	368.7	(177.4)		191.3	376.8	(162.9)		213.9
Vendor relationships	82.4	(4.6)		77.8	87.7	(0.2)		87.5
Patents	8.6	(2.8)		5.8	8.9	(2.1)		6.8
Subtotal	835.4	(292.0)		543.4	816.9	(262.9)		554.0
Total identifiable intangibles	$1,255.9	$(336.5)		$919.4	$1,284.4	$(307.4)		$977.0

(1)Accumulated amortization prior to the adoption of authoritative guidance on goodwill and other intangible assets, at which time further amortization ceased.

The Company's intangible amortization expense for the three and nine months ended September 30, 2021 was $11.6 million and $35.2 million, respectively, and $7.9 million and $24.1 million for the three and nine months ended September 30, 2020, respectively.
Estimated amortization expense for amortizable intangible assets, as of September 30, 2021, for the current year and the next five years is as follows:

(in millions)	2021	2022	2023	2024	2025	2026
Estimated amortization expense(2)	$47.1	$43.9	$41.5	$39.8	$38.1	$35.8

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

10. Restructuring

The Company recorded $4.2 million and $7.3 million of restructuring expense for the nine months ended September 30, 2021 and 2020, respectively, and recorded $0.3 million and $0.5 million for the three months ended September 30, 2021 and 2020, respectively. The restructuring expenses were primarily for severance costs and termination of lease agreements related to cost reduction initiatives in our North America and International segments.

The summary of the activity in the restructuring liability for the nine months ended September 30, 2021, was as follows:

(in millions)	Balance at December 31, 2020	Provision	Cash Expenditures	Non-cash Items/ Currency Change	Balance at September 30, 2021
Employee termination costs(1)	$8.1	$3.8	$(8.0)	$(0.1)	$3.8
Termination of lease agreements(2)	1.0	0.3	(0.9)	0.6	1.0
Other	0.2	0.1	(0.2)	(0.1)	—
Total restructuring liability	$9.3	$4.2	$(9.1)	$0.4	$4.8

(1) We expect the remaining $3.8 million employee termination costs to be substantially paid in the next nine months.
(2) We expect the remaining $1.0 million lease termination costs to be substantially paid in the next nine months.

The summary of the activity in the restructuring liability for the nine months ended September 30, 2020, was as follows:

(in millions)	Balance at December 31, 2019	Provision	Cash Expenditures	Non-cash Items/ Currency Change	Balance at September 30, 2020
Employee termination costs	$10.7	$6.7	$(8.4)	$(0.1)	$8.9
Termination of lease agreements	0.6	0.1	(0.5)	—	0.2
Other	0.5	0.5	(0.5)	(0.4)	0.1
Total restructuring liability	$11.8	$7.3	$(9.4)	$(0.5)	$9.2

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

11. Income Taxes

For the three months ended September 30, 2021, we recorded an income tax expense of $10.0 million on income before taxes of $30.2 million, for an effective rate of 33.1 percent. For the three months ended September 30, 2020, we recorded an income tax expense of $6.8 million on income before taxes of $25.6 million, for an effective rate of 26.6 percent. The increase in the effective rate versus the three months ended September 30, 2020 was primarily driven by an increase in the global intangible low-taxed income tax.

For the nine months ended September 30, 2021, we recorded an income tax expense of $5.8 million on income before taxes of $54.2 million, for an effective rate of 10.7 percent. For the nine months ended September 30, 2020, we recorded an income tax expense of $13.7 million on income before taxes of $45.9 million, for an effective rate of 29.8 percent. The decrease in the effective rate versus the nine months ended September 30, 2020 was primarily driven by the revaluation of the deferred tax assets due to enacted statutory tax rate changes and the release of non-U.S. reserves for unrecognized tax benefits for which the time to assess has lapsed.

The U.S. federal statute of limitations remains open for the years 2017 and forward. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from 2 to 5 years. Years still open to examination by foreign tax authorities in major jurisdictions include Australia (2017 forward), Brazil (2015 forward), Canada (2017 forward), Germany (2016 forward), Sweden (2016 forward) and the U.K. (2019 forward). We are currently under examination in certain foreign jurisdictions.

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

In the third quarter of 2020, the final administrative appeal of the First Assessment was decided against the Company. We decided to challenge this adverse decision in the tax authority's lawsuit at the judicial level seeking to collect the tax when the collection action is filed. We recorded an additional expense in the third quarter of 2020 of $1.2 million representing additional attorneys' costs and fees, which we will be required to pay if we do not prevail at the judicial level. In anticipation of the judicial challenge, we were required to provide security to guarantee payment of the First Assessment should we not prevail.

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

Because there is no settled legal precedent on which to base a definitive opinion as to whether we will ultimately prevail, we consider the outcome of these disputes to be uncertain. Since it is not more likely than not that we will prevail, in 2012, we recorded a reserve in the amount of $44.5 million (at December 31, 2012 exchange rates) in consideration of this contingency, of which $43.3 million was recorded as an adjustment to the purchase price and which included the 2007-2012 tax years plus penalties and interest through December 2012. Included in this reserve is an assumption of penalties at 75 percent, which is the standard penalty. While there is a possibility that a penalty of 150 percent could be imposed in connection with the First Assessment, based on the facts in our case and existing precedent, we believe the likelihood of a 150 percent penalty is not more likely than not as of September 30, 2021. We will continue to actively monitor administrative and judicial court decisions and evaluate their impact, if any, on our legal assessment of the ultimate outcome of our disputes. In addition, we will continue

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

to accrue interest related to this contingency until such time as the outcome is known or until evidence is presented that we are more likely than not to prevail. The time limit for issuing an assessment for 2011 and 2012 expired in January 2018 and January 2019, respectively. Since we did not receive an assessment for either of these periods, we reversed the amounts previously accrued for them. During the nine months ended September 30, 2021 and 2020, we accrued additional interest as a charge to current income tax expense of $0.3 million and $0.3 million, respectively. At current exchange rates, our accrual through September 30, 2021, including tax, penalties and interest is $27.3 million (reported in "Other non-current liabilities").

12. Earnings per Share

Total outstanding shares as of September 30, 2021 and 2020, were 95.7 million and 94.5 million, respectively. Under our stock repurchase program, for the three and nine months ended September 30, 2021 and for the three months ended September 30, 2020, no shares were repurchased, and for the nine months ended September 30, 2020, we repurchased and retired 2.7 million shares. For the nine months ended September 30, 2021 and 2020, we acquired 0.1 million and 0.2 million shares, respectively, related to tax withholding for share-based compensation.

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

The number of our weighted-average shares outstanding for the three and nine months ended September 30, 2021 and 2020 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Weighted-average number of shares of common stock outstanding - basic	95.6	94.5	95.4	95.0
Stock options	0.2	—	0.1	0.1
Restricted stock units	1.5	1.1	1.5	1.1
Weighted-average shares and assumed conversions - diluted	97.3	95.6	97.0	96.2

Awards of potentially dilutive shares of common stock, which have exercise prices that were higher than the average market price during the period, are not included in the computation of dilutive earnings per share as their effect would have been anti-dilutive. For each of the three and nine months ended September 30, 2021, the number of anti-dilutive shares was approximately 8.0 million. For the three and nine months ended September 30, 2020, the number of anti-dilutive shares was approximately 8.0 million and 7.5 million, respectively.

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

Forward currency contracts are used to hedge foreign denominated inventory purchases for Europe, Australia, Canada, Japan and New Zealand, and are designated as cash flow hedges. Unrealized gains and losses on these contracts are deferred in Accumulated Other Comprehensive Income ("AOCI") until the contracts are settled and the underlying hedged transactions relating to inventory purchases are recognized, at which time the deferred gains or losses will be reported in the "Cost of products sold" line in the "Consolidated Statements of Income." As of September 30, 2021 and December 31, 2020, we had cash flow foreign exchange contracts outstanding with a U.S. dollar equivalent notional value of $133.8 million and $134.3 million, respectively, which were designated as hedges.

Forward currency contracts used to hedge foreign denominated intercompany loans are not designated as hedging instruments. Gains and losses on these derivative instruments are recognized within "Other expense, net" in the "Consolidated Statements of Income" and are largely offset by the change in the current translated value of the hedged item. The periods of the forward foreign exchange contracts correspond to the periods of the hedged transactions, with some relating to intercompany loans which extend beyond September 2022. As of September 30, 2021 and December 31, 2020, we had foreign exchange contracts outstanding with a U.S. dollar equivalent notional value of $93.1 million and $164.7 million, respectively, which were not designated as hedges.

The following table summarizes the fair value of our derivative financial instruments as of September 30, 2021 and December 31, 2020:

	Fair Value of Derivative Instruments
	Derivative Assets			Derivative Liabilities
(in millions)	Balance Sheet Location	September 30, 2021	December 31, 2020	Balance Sheet Location	September 30, 2021	December 31, 2020
Derivatives designated as hedging instruments:
Foreign exchange contracts	Other current assets	$5.1	$0.1	Other current liabilities	$0.1	$5.0
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current assets	0.4	1.6	Other current liabilities	0.7	1.2
Foreign exchange contracts	Other non-current assets	16.3	32.1	Other non-current liabilities	16.3	32.1
Total derivatives		$21.8	$33.8		$17.1	$38.3

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The following tables summarize the pre-tax effect of our derivative financial instruments on the condensed consolidated financial statements for the three and nine months ended September 30, 2021 and 2020:

	The Effect of Derivative Instruments in Cash Flow Hedging Relationships on the Consolidated Financial Statements
	Amount of Gain (Loss) Recognized in AOCI (Effective Portion)		Location of (Gain) Loss Reclassified from AOCI to Income	Amount of (Gain) Loss Reclassified from AOCI to Income (Effective Portion)
	Three Months Ended September 30,			Three Months Ended September 30,
(in millions)	2021	2020		2021	2020
Cash flow hedges:
Foreign exchange contracts	$3.9	$(2.1)	Cost of products sold	$(0.5)	$1.3

	The Effect of Derivative Instruments in Cash Flow Hedging Relationships on the Consolidated Financial Statements
	Amount of Gain (Loss) Recognized in AOCI (Effective Portion)		Location of (Gain) Loss Reclassified from AOCI to Income	Amount of (Gain) Loss Reclassified from AOCI to Income (Effective Portion)
	Nine Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2021	2020		2021	2020
Cash flow hedges:
Foreign exchange contracts	$7.3	$0.3	Cost of products sold	$2.3	$(1.2)

	The Effect of Derivatives Not Designated as Hedging Instruments on the Consolidated Statements of Operations
	Location of (Gain) Loss Recognized in Income on Derivatives	Amount of (Gain) Loss Recognized in Income		Amount of (Gain) Loss Recognized in Income
		Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)		2021	2020	2021	2020
Foreign exchange contracts	Other expense, net	$0.3	$2.8	$0.3	$(2.4)

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

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

We have determined that our financial assets and liabilities described in "Note 13. Derivative Financial Instruments" are Level 2 in the fair value hierarchy. The following table sets forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2021 and December 31, 2020:

(in millions)	September 30, 2021	December 31, 2020
Assets:
Forward currency contracts	$21.8	$33.8
Liabilities:
Forward currency contracts	$17.1	$38.3

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

The fair values of cash and cash equivalents, notes payable to banks, accounts receivable and accounts payable approximate carrying amounts due principally to their short maturities. The carrying amount of total debt was $1,130.1 million and $1,136.6 million and the estimated fair value of total debt was $1,173.2 million and $1,146.9 million at September 30, 2021 and December 31, 2020, respectively. The fair values are determined from quoted market prices, where available, and from investment bankers using current interest rates considering credit ratings and the remaining time to maturity.

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

The following table provides a reconciliation of the beginning and ending balance of the contingent consideration for the nine months ended September 30, 2021:

(in millions)	Contingent Consideration
Balance at December 31, 2020	$18.2
Change in fair value	16.5
Balance at September 30, 2021	$34.7

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

15. Accumulated Other Comprehensive Income (Loss)

AOCI is defined as net income (loss) and other changes in stockholders’ equity from transactions and other events from sources other than stockholders. The components of, and changes in, AOCI were as follows:

(in millions)	Derivative Financial Instruments	Foreign Currency Adjustments	Unrecognized Pension and Other Post-retirement Benefit Costs	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2020	$(3.1)	$(318.8)	$(242.3)	$(564.2)
Other comprehensive income (loss) before reclassifications, net of tax	5.0	(18.6)	3.6	(10.0)
Amounts reclassified from accumulated other comprehensive income, net of tax	1.7	—	7.1	8.8
Balance at September 30, 2021	$3.6	$(337.4)	$(231.6)	$(565.4)

The reclassifications out of AOCI for the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
(in millions)	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Location on Income Statement
Details about Accumulated Other Comprehensive Income (Loss) Components
Gain (loss) on cash flow hedges:
Foreign exchange contracts	$0.5	$(1.3)	$(2.3)	$1.2	Cost of products sold
Tax (expense) benefit	(0.2)	0.5	0.6	(0.3)	Income tax expense
Net of tax	$0.3	$(0.8)	$(1.7)	$0.9
Defined benefit plan items:
Amortization of actuarial loss	$(2.5)	$(2.0)	$(7.7)	$(5.7)	(1)
Amortization of prior service cost	(0.1)	(0.2)	(1.7)	(0.5)	(1)
Total before tax	(2.6)	(2.2)	(9.4)	(6.2)
Tax benefit	0.7	0.6	2.3	1.3	Income tax expense
Net of tax	$(1.9)	$(1.6)	$(7.1)	$(4.9)

Total reclassifications for the period, net of tax	$(1.6)	$(2.4)	$(8.8)	$(4.0)

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

Service or Extended Maintenance Agreements ("EMAs"). As of December 31, 2020, there was $3.0 million of unearned revenue associated with outstanding EMAs, primarily reported in "Other current liabilities." During the three and nine months ended September 30, 2021, $0.4 million and $2.1 million of the unearned revenue was earned and recognized, respectively. As of September 30, 2021, the amount of unearned revenue from EMAs was $2.5 million. We expect to earn and recognize approximately $2.1 million of the unearned amount in the next 12 months and $0.4 million in periods beyond the next 12 months.

The following tables present our net sales disaggregated by regional geography(1), by reporting business segments and our net sales disaggregated by the timing of revenue recognition for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
United States	$253.9	$203.5	$685.5	$562.5
Canada	33.6	35.0	85.9	75.5
ACCO Brands North America	287.5	238.5	771.4	638.0

ACCO Brands EMEA(2)	161.1	136.4	475.0	352.2

Australia/N.Z.	35.3	31.7	96.8	83.6
Latin America	30.8	27.5	72.2	90.8
Asia-Pacific	12.0	10.0	39.6	30.5
ACCO Brands International	78.1	69.2	208.6	204.9
Net sales	$526.7	$444.1	$1,455.0	$1,195.1

(1) Net sales are attributed to geographic areas based on the location of the selling subsidiaries.
(2) ACCO Brands EMEA is comprised largely of Europe, but also includes export sales to the Middle East and Africa.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Product and services transferred at a point in time	$515.4	$431.1	$1,416.0	$1,148.5
Product and services transferred over time	11.3	13.0	39.0	46.6
Net sales	$526.7	$444.1	$1,455.0	$1,195.1

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

Net sales by reportable business segment for the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
ACCO Brands North America	$287.5	$238.5	$771.4	$638.0
ACCO Brands EMEA	161.1	136.4	475.0	352.2
ACCO Brands International	78.1	69.2	208.6	204.9
Net sales	$526.7	$444.1	$1,455.0	$1,195.1

ACCO Brands Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Operating income by business segment for the three and nine months ended September 30, 2021 and 2020 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
ACCO Brands North America	$34.6	$22.9	$87.7	$67.9
ACCO Brands EMEA	13.4	16.7	40.1	26.9
ACCO Brands International	7.3	3.7	10.7	5.2
Segment operating income	55.3	43.3	138.5	100.0
Change in fair value of contingent consideration	(4.9)	—	(16.5)	—
Corporate	(11.8)	(9.0)	(34.6)	(29.8)
Operating income(1)	38.6	34.3	87.4	70.2
Interest expense	11.2	10.2	36.0	28.7
Interest income	(0.6)	(0.2)	(1.2)	(0.8)
Non-operating pension income	(2.3)	(1.4)	(5.6)	(4.4)
Other expense, net	0.1	0.1	4.0	0.8
Income before income tax	$30.2	$25.6	$54.2	$45.9

(1)Operating income is defined as i) net sales; ii) less cost of products sold; iii) less selling, general and administrative expenses; iv) less amortization of intangibles; v) less restructuring charges; and vi) less change in the fair value of contingent consideration.

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

In the second quarter, the Company recorded Tax Credits in the amount of $9.1 million with respect to the finally decided cases as Other income, net. In addition, the recording of the Tax Credits resulted in additional income tax expense of $3.1 million.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three and nine months ended September 30, 2021 and 2020 should be read in conjunction with the unaudited condensed consolidated financial statements of ACCO Brands Corporation and the accompanying notes contained therein.

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

ACCO Brands is in the midst of a substantial transformation of its business. Today we are a global enterprise focused on developing innovative branded consumer and technology products for use in businesses, schools, and homes. We have refocused our business to sell more in the mass merchant, e-commerce and technology channels to increase growth and profitability and to reduce reliance on declining customers and commoditized product categories. In particular, sales in the commercial channels have been declining for several years, and customers within the channel have been consolidating. The commercial channel and school customers also were impacted significantly by COVID-19.

We have been strategically transforming our business to be more consumer- and brand-centric, product differentiated, and geographically diverse. We are successfully achieving this transformation through both organic initiatives and acquisitions. Organically, we have grown our Kensington® computer accessories offerings and entered the wellness category with TruSens® branded air purifiers, which we plan to expand over the next few years. ACCO remains a leading supplier of school products, including our top-selling Five Star® line of school notebooks, laminating machines, and stapling and punching products, among others. We have refreshed most of our line of shredders in EMEA over the past three years, improving consumer designs. This refresh includes a new line of personal shredders to capitalize on the work-from-home environment. Shredder sales have remained strong, and we plan to leverage our platforms more globally. During 2020, our EMEA business also launched organization and storage products for home offices under the Leitz® WOW and Leitz® Cosy brands.

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

Our acquisition of PowerA (the "PowerA Acquisition") in late 2020 was about accelerating growth and entering into an attractive consumer product adjacency of third-party video game controllers, power charging stations, and headsets. The addition of PowerA has already meaningfully improved our organic sales growth and profitability and increased our presence in faster growing mass and e-commerce channels. PowerA has and is expected to continue to experience strong double-digit sales growth in the U.S., as well as opportunities for expansion internationally, particularly in Europe. It greatly advances our strategic shift toward consumer, school and technology products as more than half of our sales will now come from these faster growing product categories. On a pro forma basis for 2020, including full year PowerA sales of $210 million, gaming and computer products would represent approximately 22 percent of our sales.

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

Overview of Performance

Our third quarter net sales increased 18.6 percent to $526.7 million, primarily from the acquisition of PowerA, which added $56.8 million. Excluding PowerA, sales increased 5.8 percent as a result of higher demand as offices and schools continued to reopen, and we had some benefit from price increases. EMEA continues to exhibit growth above pre-pandemic sales levels. Both North America and International were above 2020 levels due to higher demand related to increased in-person education and use of offices, despite some of our customers having excess inventory on hand. The prior-year period for North America included a large computer accessory sale that did not repeat in the current year. Favorable foreign exchange was $6.6 million, or 1.5 percent. Demand growth varied by channel as depicted in the table below, which includes the benefit of PowerA (mainly in the Mass/Retail and Etail channels):

Channel	Change vs. Q3 2020
Commercial/B2B	20%
Mass/Retail	34%
E-tail/D2C	28%
Tech specialist	(32)%
Total sales (including PowerA)*	19%
*Numbers may not add due to rounding

The Company recorded operating income of $38.6 million. PowerA's underlying performance was impacted by a charge of $4.9 million related to the change in fair value of the contingent consideration that was part of the purchase price ("PowerA Earnout"), and $4.1 million of additional amortization resulting from the acquisition. Gross margin rose 120 basis points as improvements in North America and International offset a decline in EMEA. SG&A expenditures increased due to the PowerA acquisition and because the prior-year quarter contained many short-term cost reductions related to COVID-19 impacts, including lower management incentive expenses and $3.1 million in higher government assistance. Foreign exchange benefited operating income $0.8 million, or 2.3 percent, and added $0.7 million to net income.

Operating cash flow for the nine months ended September 30, 2021, was $44.0 million, compared with operating cash flow of $21.8 million for the nine months ended September 30, 2020. The $22.2 million year-over-year improvement was after $4.5 million for funding PowerA's adverse operating cash flow.

Higher logistics expense, commodity cost increases, international shipping delays and overall supply chain disruptions continue to adversely affect 2021 results. Our logistics and commodity costs and those used by our suppliers remain high. In the third quarter, we raised prices to partly offset these higher costs and also benefited from smaller price increases we had taken earlier in 2021. Throughout 2022, we anticipate that we will experience continuing higher logistics and commodity costs, as well as additional cost increases from our suppliers, necessitating additional increases in our selling prices. Overall, pricing still lags the cost increases we are experiencing, particularly in EMEA where price increases were not effective until October 1.

In 2020, to address the financial impact of the pandemic on our results of operations, we took a series of cost reductions, both temporary and then more long term, that will continue to impact our results and prior-period comparisons throughout 2021. In addition, during the first quarter of 2021, we recorded $3.9 million in restructuring charges to further reduce long-term expenses. The temporary cost reductions were gradually rescinded in late 2020 and early 2021, so the current period reflected, and the fourth quarter will continue to reflect, these operating expenses at more normalized levels.

While our business is benefiting from the gradual reopening of offices and the return of mostly in-person education in many of our regions this fall, the impact of the COVID-19 pandemic is not yet fully behind us. We expect the impact of the pandemic will continue to vary by geographic region and country depending upon a range of factors, including how seriously COVID-19 is affecting public health in the country, the progress of mass vaccinations, whether and to what degree businesses and schools are open, and the general seasonality and channel structure of our business in that country. Levels of vaccination improved in all markets during the third quarter, most notably in Canada, EMEA and most of our International markets.

Compared with the third quarter 2021, we expect improving operating margin in the fourth quarter, mainly due to the seasonal product mix and more benefit of price increases as we catch up further with cost inflation. We expect a stronger overall 2021-2022 back-to-school season for the International segment, but we expect some demand may be pushed into the first quarter of 2022 due to inventory, supply chain and customer credit constraints. We also anticipate additional benefit from higher levels of offices reopening in most markets, including North America, as the delays related to the Delta variant wane. In both North America and International, we continue to be impacted by lower demand than the respective pre-pandemic periods for some of our office and school products. Overall, we are expecting continuing economic improvement in all regions in the fourth quarter and into 2022. We believe that environment will lead to continued organic sales growth, with inflation muting some of the gross profit gain from the volume growth.

Consolidated Results of Operations for the Three and Nine Months Ended September 30, 2021 and 2020

	Three Months Ended September 30,		Amount of Change			Nine Months Ended September 30,		Amount of Change
(in millions, except per share data)	2021	2020(1)	$	%/pts		2021	2020(1)	$	%/pts
Net sales	$526.7	$444.1	$82.6	18.6%		$1,455.0	$1,195.1	$259.9	21.7%
Cost of products sold	369.5	317.0	52.5	16.6%		1,018.2	845.8	172.4	20.4%
Gross profit	157.2	127.1	30.1	23.7%		436.8	349.3	87.5	25.1%
Gross profit margin	29.8%	28.6%		1.2	pts	30.0%	29.2%		0.8	pts
Selling, general and administrative expenses	101.8	84.4	17.4	20.6%		293.5	247.7	45.8	18.5%
SG&A % to net sales	19.3%	19.0%		0.3	pts	20.2%	20.7%		(0.5)	pts
Amortization of intangibles	11.6	7.9	3.7	46.8%		35.2	24.1	11.1	46.1%
Restructuring charges	0.3	0.5	(0.2)	(40.0)%		4.2	7.3	(3.1)	(42.5)%
Change in fair value of contingent consideration	4.9	—	4.9	NM		16.5	—	16.5	NM
Operating income	38.6	34.3	4.3	12.5%		87.4	70.2	17.2	24.5%
Operating income margin	7.3%	7.7%		(0.4)	pts	6.0%	5.9%		0.1	pts
Interest expense	11.2	10.2	1.0	9.8%		36.0	28.7	7.3	25.4%
Interest income	(0.6)	(0.2)	0.4	200.0%		(1.2)	(0.8)	0.4	50.0%
Non-operating pension income	(2.3)	(1.4)	0.9	64.3%		(5.6)	(4.4)	1.2	27.3%
Other expense, net	0.1	0.1	—	-		4.0	0.8	3.2	400.0%
Income before income tax	30.2	25.6	4.6	18.0%		54.2	45.9	8.3	18.1%
Income tax expense	10.0	6.8	3.2	47.1%		5.8	13.7	(7.9)	(57.7)%
Effective tax rate	33.1%	26.6%		6.5	pts	10.7%	29.8%		(19.1)	pts
Net income	20.2	18.8	1.4	7.4%		48.4	32.2	16.2	50.3%
Weighted average number of diluted shares outstanding:	97.3	95.6	1.7	1.8%		97.0	96.2	0.8	0.8%
Diluted income per share	$0.21	$0.20	$0.01	5.0%		$0.50	$0.34	$0.16	47.1%
Comparable net sales	$463.3	$444.1	$19.2	4.3%		$1,238.8	$1,195.1	$43.7	3.7%
(1)    The Company acquired PowerA effective December 17, 2020.

Foreign Exchange Rates

Approximately 52.9 percent of our net sales for the nine months ended September 30, 2021, were transacted in a currency other than the U.S. dollar. Additionally, we source approximately 60 percent of our products mainly from China, Vietnam and other Far Eastern countries using U.S. dollars. As a result, the sales, profitability and cash flow of our foreign operations which transact business in their local currency are affected by the fluctuation in foreign currency rates relative to the U.S. dollar.

Net Sales

For the three months ended September 30, 2021, net sales increased due to the PowerA Acquisition, which added $56.8 million, as well as greater demand related to office and school reopenings, and the benefit of sales price increases, partially offset by the absence of a large computer accessories sale in North America. Favorable foreign exchange was $6.6 million, or 1.5 percent.

For the nine months ended September 30, 2021, net sales increased due to the PowerA Acquisition, which added $170.2 million, and higher demand related to office and school reopenings. Favorable foreign exchange was $46.0 million, or 3.8 percent.

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

For the three months ended September 30, 2021, PowerA added $41.6 million, or 13.1 percent. Foreign exchange reduced cost of products sold $4.4 million, or 1.4 percent. Excluding PowerA and foreign exchange, cost of products sold increased, primarily due to higher comparable sales and inflationary cost increases related to logistics, commodities, and wages.

For the nine months ended September 30, 2021, PowerA added $124.2 million, or 14.7 percent. Foreign exchange reduced cost of products sold $31.0 million, or 3.7 percent. Excluding PowerA and foreign exchange, cost of products sold increased, primarily for the same reasons noted above for three months.

Gross Profit

For the three months ended September 30, 2021, PowerA contributed $15.2 million, or 12.0 percent, to gross profit and foreign exchange increased gross profit $2.2 million, or 1.7 percent. Excluding PowerA and foreign exchange, gross profit increased primarily due to higher comparable sales.

For the three months ended September 30, 2021, gross profit as a percent of net sales increased 120 basis points. Gross profit margin improved, primarily from a better sales mix and cost savings, partially offset by higher logistics and commodity costs, which were not fully offset by price increases.

For the nine months ended September 30, 2021, PowerA contributed $46.0 million, or 13.2 percent and foreign exchange increased gross profit $15.0 million, or 4.3 percent. Excluding PowerA and foreign exchange, gross profit rose primarily due to higher comparable sales.

For the nine months ended September 30, 2021, gross profit as a percent of net sales increased 80 basis points. Gross profit margin rose primarily from cost savings, lower inventory reserves, and an improved product mix, partly offset by higher logistics and commodity costs.

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

For the three months ended September 30, 2021, PowerA increased SG&A $5.8 million, or 6.9 percent, foreign exchange added $1.2 million, or 1.4 percent, and integration and transaction costs were $1.0 million. Excluding PowerA, integration and transaction costs, and foreign exchange, SG&A increased $9.4 million as the prior period benefited from many pandemic-related, short-term cost reductions, including low management incentives and an additional $1.6 million of higher government

For the three months ended September 30, 2021, excluding PowerA and foreign exchange, SG&A as a percentage of net sales increased primarily from more normalized expenditures as the prior period benefited from pandemic-related, short-term cost reductions.

For the nine months ended September 30, 2021, PowerA increased SG&A $16.1 million, or 6.5 percent, foreign exchange added $8.0 million, or 3.2 percent, and integration and transaction costs were $2.5 million. The prior-year period included $3.3 million in higher government assistance and $0.8 million in integration costs related to prior acquisitions. Excluding PowerA, integration and transaction costs, and foreign exchange, SG&A increased $20.0 million as the prior period benefited from many pandemic-related, short-term cost reductions, including the government assistance noted above.

For the nine months ended September 30, 2021, excluding PowerA and foreign exchange, SG&A as a percentage of net sales decreased 50 basis points from the comparable prior year period as expenses have normalized but sales have increased more.

Restructuring Charges

For the three months ended September 30, 2021, the net restructuring provision was $0.3 million.

For the nine months ended September 30, 2021, restructuring charges were $4.2 million. Costs associated with severance were $3.8 million, primarily in North America, but also in Brazil and the U.K. Lease abandonment charges were $0.3 million related to facilities in North America and Mexico.

Operating Income

For the three months ended September 30, 2021, operating income increased to $38.6 million, primarily due to higher sales and improved gross margin. PowerA did not contribute to operating income as its underlying performance was impacted by a charge of $4.9 million related to the change in fair value of the contingent consideration that was part of the purchase price, as well as $3.7 million of higher amortization primarily from PowerA. Restructuring costs were $0.2 million lower than prior year. Foreign exchange benefited operating income $0.8 million, or 2.3 percent.

For the nine months ended September 30, 2021, operating income rose to $87.4 million, primarily due to higher sales and improved gross margin. PowerA contributed operating income of $0.5 million, which includes $16.5 million related to the contingent consideration expense and $11.1 million of higher amortization primarily related to the PowerA acquisition. Restructuring costs were $3.1 million lower than prior year. Foreign exchange benefited operating income $5.9 million, or 8.4 percent.

Interest Expense

For the three and nine months ended September 30, 2021, the increase in interest expense was primarily due to higher average debt outstanding due to the PowerA Acquisition.

Other Expense, Net

The nine months ended September 30, 2021, included $9.1 million of Brazilian operating tax credits as a result of favorable judicial court rulings as well as charges associated with the first quarter refinancing of the senior unsecured notes due 2024 and our bank debt. These charges consisted of a call premium of $9.8 million and a $3.7 million charge for the write-off of debt issuance costs.

Income Tax Expense

The increase in the effective tax rate versus the three months ended September 30, 2020, was primarily driven by an increase in the global intangible low-taxed income tax.

The decrease in the effective rate versus the nine months ended September 30, 2020, was primarily driven by the revaluation of the deferred tax assets due to enacted statutory tax rate changes and the release of non-U.S. reserves for unrecognized tax benefits for which the time to assess has lapsed.

See "Note 11. Income Taxes" for more information.

Net Income/Diluted Income per Share

For the three months ended September 30, 2021, net income increased primarily due to higher operating income, partly offset by higher taxes. Foreign exchange increased net income $0.7 million, or 3.7 percent.

For the nine months ended September 30, 2021, net income increased primarily due to higher operating income, partly offset by the increase in interest expense of $7.3 million. Foreign exchange increased net income $4.4 million, or 13.7 percent.

Segment Net Sales and Operating Income for the Three and Nine Months Ended September 30, 2021 and 2020

ACCO Brands North America

	Three Months Ended September 30,		Amount of Change			Nine Months Ended September 30,		Amount of Change
(in millions)	2021	2020	$	%/pts		2021	2020	$	%/pts
Net sales	$287.5	$238.5	$49.0	20.5%		$771.4	$638.0	$133.4	20.9%
Segment operating income(1)	34.6	22.9	11.7	51.1%		87.7	67.9	19.8	29.2%
Segment operating income margin	12.0%	9.6%		2.4	pts	11.4%	10.6%		0.8	pts
Comparable net sales (Non-GAAP)(2)	$240.4	$238.5	$1.9	0.8%		$627.4	$638.0	$(10.6)	(1.7)%

(1) Segment operating income excludes corporate costs. See "Part I, Item 1. Note 17. Information on Business Segments," for a reconciliation of total "Segment operating income" to "Income before income tax."
(2) See reconciliation to GAAP, contained in Part I, Item 2. "Supplemental Non-GAAP Financial Measure."

FX Impact vs US$	2021 3rd QTR Avg vs. 2020 3rd QTR Avg	2021 YTD Avg vs. 2020 YTD Avg
Currency	Increase/(Decline)	Increase/(Decline)
Canadian dollar	6%	8%

For the three months ended September 30, 2021, net sales increased primarily due to the PowerA acquisition, which added $45.1 million. Favorable foreign exchange increased net sales $2.0 million, or 0.8 percent. The comparable sales increase was driven by higher back-to-school sales, which as expected, were partially reduced by our customers selling inventory remaining from last year and therefore ordering less product this year in order to conclude the back-to-school season without excess inventory, and by a pull forward of sales into the second quarter in Canada. Commercial sales improved but were affected by delayed returns to offices due to the Delta variant. Last year we benefited from a very large order of Kensington computer accessories that did not repeat this year. The absence of this order impacted sales more than $22 million. Excluding this large order, computer accessory sales continued to show double-digit growth, and Kensington overall had an improved gross margin.

We raised sales prices, which were effective towards the middle of the quarter, and therefore should provide more margin recovery in the fourth quarter.

For the nine months ended September 30, 2021, net sales increased due to PowerA, which added $137.1 million, mainly in the mass and e-tail channels. Favorable foreign exchange increased net sales $6.9 million, or 1.1 percent. Comparable sales decreased due to a decline in the first quarter from COVID-19 impacts, although we have experienced improving demand since.

For the three months ended September 30, 2021, operating income and operating margin increased, primarily due to higher sales and a favorable product mix, $0.5 million of lower restructuring costs, and a $2.5 million contribution from PowerA, which included $3.3 million of increased amortization related to the acquisition. Favorable foreign exchange contributed $0.4 million. The benefit from the higher comparable sales increase (which included increased sales prices) and long-term cost reduction efforts was partly offset by higher logistics and commodity inflation and increased SG&A expenses. The increased SG&A expenses result from the current period including PowerA and the 2020 period benefiting from many pandemic-related, short-term cost reduction measures. The change in the fair value of the contingent consideration is not allocated against the segment results.

For the nine months ended September 30, 2021, operating income and operating margin increased primarily due to a $10.1 million contribution from PowerA, which included $9.9 million of increased amortization related to the acquisition, and $3.0 million of inventory step-up charges. Restructuring charges were $2.6 million lower, and favorable foreign exchange added $1.2 million. Excluding the items noted above, operating income increased $11.1 million due to higher sales. Long-term cost reduction benefits and price increases were partially offset by cost increases related to international logistics, commodities and more normalized SG&A expense levels.

ACCO Brands EMEA

	Three Months Ended September 30,		Amount of Change			Nine Months Ended September 30,		Amount of Change
(in millions)	2021	2020	$	%/pts		2021	2020	$	%/pts
Net sales	$161.1	$136.4	$24.7	18.1%		$475.0	$352.2	$122.8	34.9%
Segment operating income(1)	13.4	16.7	(3.3)	(19.8)%		40.1	26.9	13.2	49.1%
Segment operating income margin	8.3%	12.2%		(3.9)	pts	8.4%	7.6%		0.8	pts
Comparable net sales (Non-GAAP)(2)	$150.5	136.4	$14.1	10.3%		$422.8	$352.2	$70.6	20.1%

(1) Segment operating income excludes corporate costs. See "Part I, Item 1. Note 17. Information on Business Segments," for a reconciliation of total "Segment operating income" to "Income before income tax."
(2) See reconciliation to GAAP, contained in Part I, Item 2. "Supplemental Non-GAAP Financial Measure."

FX Impact vs US$	2021 3rd QTR Avg vs. 2020 3rd QTR Avg	2021 YTD Avg vs. 2020 YTD Avg
Currency	Increase/(Decline)	Increase/(Decline)
Euro	1%	6%
Swedish krona	3%	11%
British pound	7%	9%

For the three months ended September 30, 2021, net sales increased primarily because of improved demand due to economic recovery and market share gains that included higher sales of new products, including those from the acquisition of the Franken product range. Favorable foreign exchange contributed $2.3 million, and PowerA added $8.3 million. Comparable sales exceeded third quarter 2019 levels. Even though the pandemic continues to adversely impact demand, EMEA is benefiting from higher vaccination rates and less adverse impacts from the Delta variant.

For the nine months ended September 30, 2021, net sales increased primarily because of the same drivers cited above, with strong comparable sales growth coming from computer accessories, do-it-yourself tools, home-use filing items, shredders, air purifiers, and art supplies, along with an increase for many commercial product categories. Favorable foreign exchange added $28.1 million, and PowerA added $24.1 million.

For the three months ended September 30, 2021, operating income and operating margin decreased primarily due to a lower gross margin from higher logistics and commodity costs, as well as increased SG&A expenses as the prior period benefited from many pandemic-related, short-term cost reduction measures, including $1.1 million of higher government assistance. These factors were partially offset by higher sales. Foreign exchange benefited operating income $0.2 million, and PowerA contributed $1.8 million.

For the nine months ended September 30, 2021, operating income and operating margin increased primarily due to increases in the first half, which were partially offset by declines in the third quarter from the reasons cited above for the three-month period, including $2.0 million of higher government assistance in 2020. Foreign exchange benefited operating income $3.0 million, and PowerA contributed $4.8 million.

ACCO Brands International

	Three Months Ended September 30,		Amount of Change			Nine Months Ended September 30,		Amount of Change
(in millions)	2021	2020	$	%/pts		2021	2020	$	%/pts
Net sales	$78.1	$69.2	$8.9	12.9%		$208.6	$204.9	$3.7	1.8%
Segment operating income(1)	7.3	3.7	3.6	97.3%		10.7	5.2	5.5	105.8%
Segment operating income margin	9.3%	5.3%		4.0	pts	5.1%	2.5%		2.6	pts
Comparable net sales (Non-GAAP)(2)	$72.4	69.2	$3.2	4.7%		$188.6	204.9	$(16.3)	(8.0)%

(1) Segment operating income excludes corporate costs. See "Part I, Item 1. Note 17. Information on Business Segments," for a reconciliation of total "Segment operating income" to "Income before income tax."
(2) See reconciliation to GAAP, contained in Part I, Item 2. "Supplemental Non-GAAP Financial Measure."

FX Impact vs US$	2021 3rd QTR Avg vs. 2020 3rd QTR Avg	2021 YTD Avg vs. 2020 YTD Avg
Currency	Increase/(Decline)	Increase/(Decline)
Brazilian real	3%	(6)%
Australian dollar	3%	12%
Mexican peso	10%	8%
Japanese yen	(3)%	(1)%

For the three months ended September 30, 2021, net sales rose due to price increases, the acquisition of Power A, which added $3.4 million, and favorable foreign exchange of $2.3 million. Comparable sales rose mainly due to price increases and some recovering demand. Our International markets have the lowest vaccination rates of our segments, and the consequence of these low rates was reflected in very poor back-to-school sales in Mexico and lockdowns in Australia throughout the entire third quarter due to outbreaks of the Delta variant.

There was a substantial pick up in vaccination rates towards the end of the quarter that bodes well for the seasonally important Southern Hemisphere back-to-school season in Australia and Brazil, which spans the fourth and first quarters. Children in Brazil, particularly in the highly populated state of Sao Paulo, started to return to in-person education in the third quarter. We expect the back-to-school season in Brazil to be larger than prior year; however, we anticipate that some sales are likely to move into the first quarter of 2022.

For the nine months ended September 30, 2021, net sales increased, as a result of favorable foreign exchange, which added $11.0 million, PowerA, which contributed $9.0 million, and higher pricing. Comparable sales declined due to lower demand related to the continuing impact of COVID-19, particularly in the first quarter.

For the three months ended September 30, 2021, operating income and operating margin improved primarily as a result of long-term cost reductions, some benefit from higher pricing, and PowerA, which added $0.9 million. These factors were partially offset by higher SG&A expenses as the prior year benefited from many pandemic-related, short-term cost reduction measures, including $1.7 million of higher government assistance. Foreign exchange increased operating income $0.2 million.

For the nine months ended September 30, 2021, operating income and operating margin improved due to long-term cost reductions, lower reserves for bad debts and inventory, and PowerA, which contributed $2.1 million. These factors were partially offset by higher SG&A expense as the prior year benefited from many pandemic-related, short-term cost reduction measures, including $3.1 million of higher government assistance. Restructuring costs were $0.3 million lower and foreign exchange increased operating income $1.7 million. Excluding PowerA and foreign exchange, operating income increased slightly.

Liquidity and Capital Resources

Our primary liquidity needs are to support our working capital requirements, service indebtedness and fund capital expenditures, dividends and acquisitions. Our principal sources of liquidity are cash flows from operating activities, cash and cash equivalents held and seasonal borrowings under our $600 million multi-currency revolving credit facility (the "Revolving Facility"). As of September 30, 2021, there was $153.0 million in borrowings outstanding under the Revolving Facility ($7.9 million reported in "Current portion of long-term debt" and $145.1 million reported in "Long-term debt, net"), we had $58.1 million in cash on hand, and the amount available for borrowings was $434.5 million (allowing for $12.5 million of letters of credit outstanding on that date). We maintain adequate financing arrangements at market rates.

As of September 30, 2021, our Consolidated Leverage Ratio was approximately 3.8 to 1.00 versus our maximum covenant of 5.25 to 1.00. We have no debt maturities before March 2026.

Given the debt incurred in connection with our acquisition of PowerA, our near-term use of cash will be to fund our dividend and reduce debt. Our long-term strategy remains to deploy cash to fund dividends, reduce debt, make acquisitions and repurchase stock.

The $547.0 million of debt currently outstanding under our senior secured credit facilities has a weighted average interest rate of 2.30 percent as of September 30, 2021, and $575.0 million outstanding principal amount of our senior unsecured notes due 2026 have a fixed interest rate of 4.25 percent.

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

The restructuring provision was $0.3 million and $4.2 million for the three and nine months ended September 30, 2021, respectively, primarily related to the Company's cost reduction programs representing expected severance costs mainly in North America. Additional charges were also taken in Brazil, EMEA and Mexico. For additional details, see "Note 10. Restructuring" to the condensed consolidated financial statements contained in "Part I, Item 1. Financial Information" of this Quarterly Report on Form 10-Q.

In addition, for the three and nine months ended September 30, 2021, the Company recorded an aggregate $1.0 million and $2.5 million in non-restructuring integration expenses related to the integration of PowerA with ACCO Brands' operations, respectively.

Cash Flow for the Nine Months Ended September 30, 2021 and 2020

Cash Flow from Operating Activities

Cash provided by operating activities during the nine months ended September 30, 2021 was $44.0 million, an increase of $22.2 million compared to cash provided by operating activities of $21.8 million during the prior year's first nine months. The improvement in cash provided by operating activities was primarily due to a decrease in cash used for accrued expenses and other liabilities of $50.5 million, an increase in the fair value of the contingent earnout of $16.5 million, higher depreciation and amortization costs of $12.3 million, and higher stock-based compensation of $7.0 million, partially offset by more cash used for investments in our working capital of $62.6 million, which is primarily due to the PowerA Acquisition.

The table below shows our cash flow used or provided by the components of net working capital for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended		Amount of Change
(in millions)	September 30, 2021	September 30, 2020
Accounts receivable	$(18.3)	$78.7	$(97.0)
Inventories	(116.2)	(28.4)	(87.8)
Accounts payable	55.1	(67.1)	122.2
Cash flow (used) provided by net working capital	$(79.4)	$(16.8)	$(62.6)

•Accounts receivable was a use of cash of $18.3 million during the nine months ended September 30, 2021, an unfavorable change of $97.0 million compared to a source of cash of $78.7 million during the first nine months ended September 30, 2020. The $97.0 million unfavorable change was due to strong sales (including $25.7 million in receivables from PowerA) during the nine months ended September 30, 2021, as compared to lower sales during the nine months ended September 30, 2020, driven by COVID-19 impacts.
•Inventories was a use of cash of $116.2 million during the nine months ended September 30, 2021, an unfavorable change of $87.8 million when compared with the $28.4 million cash used during the nine months ended September 30, 2020. The use of cash for inventory was higher during the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, as a result of the Company increasing inventory to secure supply for the back-to-school season, and to support the growth in PowerA ($47.8 million) as well as increased purchases due to supply chain disruptions related to international shipping.
•Accounts payable was a source of cash of $55.1 million during the nine months ended September 30, 2021, a favorable change of $122.2 million when compared to a use of cash of $67.1 million during the nine months ended September 30, 2020. The source of cash for accounts payable was a result of the Company purchasing more inventory due to higher sales, including for back-to-school, and PowerA ($26.9 million).

Cash Flow from Investing Activities

Cash provided by investing activities was $1.5 million and cash used by investing activities was $11.2 million for the nine months ended September 30, 2021 and 2020, respectively. Cash used for capital expenditures was up $2.1 million primarily for the integration of PowerA into SAP. Cash provided by acquisitions increased by $14.8 million, primarily from a working capital adjustment received from the seller of PowerA due to having delivered less working capital than required in the acquisition agreement, partly offset by cash paid for the Franken acquisition.

Cash Flow from Financing Activities

Cash used by financing activities was $22.5 million for the nine months ended September 30, 2021, a decrease of $71.1 million, compared with cash provided of $48.6 million by financing activities during the first nine months of the prior year. The decrease of $71.1 million primarily relates to a reduction of cash used for share repurchases of $18.9 million in 2020 and a decrease in cash provided by our incremental net borrowings of $72.7 million during the first nine months of 2021, compared to the prior year’s first nine months. In addition, there were cash outflows of $9.8 million related to the call premium on early redemption of our Prior Notes and $8.9 million increase in cash outflows for payments of debt issuance costs associated with our bond and bank debt refinancing in the 2021 first quarter.

Credit Facilities and Notes Covenants

As of September 30, 2021, our Consolidated Leverage Ratio was approximately 3.8 to 1.00 versus our maximum covenant of 4.75 to 1.00.

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

The following tables provide a reconciliation of GAAP net sales change as reported to non-GAAP comparable net sales change:

	Comparable Net Sales - Three Months Ended September 30, 2021
		Non-GAAP
	GAAP	Currency		Comparable
(in millions)	Net Sales	Translation	Acquisition	Net Sales
ACCO Brands North America	$287.5	$2.0	$45.1	$240.4
ACCO Brands EMEA	161.1	2.3	8.3	150.5
ACCO Brands International	78.1	2.3	3.4	72.4
Total	$526.7	$6.6	$56.8	$463.3

	Amount of Change - Three Months Ended September 30, 2021 compared to the Three Months Ended September 30, 2020
	$ Change - Net Sales
		Non-GAAP
	GAAP			Comparable
	Net Sales	Currency		Net Sales
(in millions)	Change	Translation	Acquisition	Change
ACCO Brands North America	$49.0	$2.0	$45.1	$1.9
ACCO Brands EMEA	24.7	2.3	8.3	14.1
ACCO Brands International	8.9	2.3	3.4	3.2
Total	$82.6	$6.6	$56.8	$19.2

	% Change - Net Sales
		Non-GAAP
	GAAP			Comparable
	Net Sales	Currency		Net Sales
	Change	Translation	Acquisition	Change
ACCO Brands North America	20.5%	0.8%	18.9%	0.8%
ACCO Brands EMEA	18.1%	1.7%	6.1%	10.3%
ACCO Brands International	12.9%	3.3%	4.9%	4.7%
Total	18.6%	1.5%	12.8%	4.3%

	Comparable Net Sales - Nine Months Ended September 30, 2021
		Non-GAAP
	GAAP	Currency		Comparable
(in millions)	Net Sales	Translation	Acquisition	Net Sales
ACCO Brands North America	$771.4	$6.9	$137.1	$627.4
ACCO Brands EMEA	475.0	28.1	24.1	422.8
ACCO Brands International	208.6	11.0	9.0	188.6
Total	$1,455.0	$46.0	$170.2	$1,238.8

	Amount of Change - Nine Months Ended September 30, 2021 compared to the Nine Months Ended September 30, 2020
	$ Change - Net Sales
		Non-GAAP
	GAAP			Comparable
	Net Sales	Currency		Net Sales
(in millions)	Change	Translation	Acquisition	Change
ACCO Brands North America	$133.4	$6.9	$137.1	$(10.6)
ACCO Brands EMEA	122.8	28.1	24.1	70.6
ACCO Brands International	3.7	11.0	9.0	(16.3)
Total	$259.9	$46.0	$170.2	$43.7

	% Change - Net Sales
		Non-GAAP
	GAAP			Comparable
	Net Sales	Currency		Net Sales
	Change	Translation	Acquisition	Change
ACCO Brands North America	20.9%	1.1%	21.5%	(1.7)%
ACCO Brands EMEA	34.9%	8.0%	6.8%	20.1%
ACCO Brands International	1.8%	5.4%	4.4%	(8.0)%
Total	21.7%	3.8%	14.2%	3.7%

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk" of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes to Foreign Exchange Risk Management or Interest Rate Risk Management in the quarter ended September 30, 2021 or through the date of this report.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision of the Chief Executive Officer and the Chief Financial Officer, and with the participation of our Disclosure Committee, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2021.

(b) Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in "Part I, Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2020 and those disclosed in "Part II, Item 1A. Risk Factors" in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not applicable.

(b) Not applicable.

(c) Common Stock Purchases

The following table provides information about our purchases of equity securities during the quarter ended September 30, 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
July 1, 2021 to July 31, 2021	—	$—	—	$125,045,248
August 1, 2021 to August 31, 2021	—	—	—	125,045,248
September 1, 2021 to September 30, 2021	—	—	—	125,045,248
Total	—	$—	—	$125,045,248

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
Chairman and Chief Executive Officer (principal executive officer)

By:	/s/ Neal V. Fenwick
Neal V. Fenwick
Executive Vice President and Chief Financial Officer (principal financial officer)

By:	/s/ James M. Dudek, Jr.
James M. Dudek, Jr.
Senior Vice President, Corporate Controller and Chief Accounting Officer (principal accounting officer)
Date: October 28, 2021