Form 10-K
period 2021-12-31
ACCO BRANDS Corp
filed 2022-02-23
CIK 712034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2021

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

As of June 30, 2021, the aggregate market value of the shares of Common Stock held by non-affiliates of the registrant was approximately $798.8 million. As of February 16, 2022, the registrant had outstanding 95,851,289 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be issued in connection with registrant’s annual stockholders' meeting expected to be held on May 17, 2022 are incorporated by reference into Part III of this report.

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

Our outlook is based on certain assumptions, which we believe to be reasonable under the circumstances. These include, without limitation, assumptions regarding both the near-term and long-term impact of the COVID-19 pandemic on the economy and our business, our customers and the end-users of our products, and other changes in the macro environment; changes in the competitive landscape as well as the impact of fluctuations in foreign currency and acquisitions and the other factors described below.

Some of the factors that could affect our results or cause our plans, actions and results to differ materially from those expressed in the forward-looking statements contained in this Annual Report Form 10-K are detailed in "Part I, Item 1. Business" and "Part I, Item 1A. Risk Factors" as well as in "Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" of this Annual Report on Form 10-K and from time to time in our other Securities and Exchange Commission (the "SEC") filings.

Website Access to Securities and Exchange Commission Reports

The Company’s Internet website can be found at www.accobrands.com. The information contained on or connected to our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this or any other report we file with the SEC. The Company makes available free of charge on or through its website its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as practicable after the Company files them with, or furnishes them to, the SEC. We also make available the following documents on our Internet website: the Audit Committee Charter; the Compensation and Human Capital Committee Charter; the Nominating, Governance and Sustainability Committee Charter; the Finance and Planning Committee Charter; the Executive Committee Charter; our Corporate Governance Principles; and our Code of Conduct. The Company’s Code of Conduct applies to all of our directors, officers (including the Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer) and employees. You may obtain a copy of any of the foregoing documents, free of charge, if you submit a written request to ACCO Brands Corporation, Four Corporate Drive, Lake Zurich, IL 60047, Attn: Investor Relations.

PART I
ITEM 1. BUSINESS

As used in this Annual Report on Form 10-K for the fiscal year ended December 31, 2021, the terms "ACCO Brands," "ACCO," the "Company," "we," "us," and "our" refer to ACCO Brands Corporation, a Delaware corporation incorporated in 2005, and its consolidated domestic and international subsidiaries.

For a description of certain factors that may have had, or may in the future have, a significant impact on our business, results of operations or financial condition, see "Part I. Item 1A. Risk Factors" of this report.

Overview of the Company

ACCO Brands designs, markets, and manufactures well-recognized consumer, school, technology and office products. Our widely known brands include AT-A-GLANCE®, Barrilito®, Derwent®, Esselte®, Five Star®, Foroni®, GBC®, Hilroy®, Kensington®, Leitz®, Marbig®, Mead®, NOBO®, PowerA®, Quartet®, Rapid®, Rexel®, Swingline®, Tilibra®, and TruSens®. Approximately 70 percent of our sales come from brands that occupy the No. 1 or No. 2 position in the product categories in which we compete. Our top 12 brands represented $1.5 billion of our 2021 net sales. We distribute our products through a wide variety of channels to ensure that our products are readily and conveniently available for purchase by consumers and other end-users, wherever they prefer to shop. These channels include mass retailers; e-tailers; discount, drug/grocery and variety chains; warehouse clubs; hardware and specialty stores; independent office product dealers; office superstores; wholesalers; contract stationers; technology specialty businesses; and our direct-to-consumer channel. Our products are sold primarily in the U.S., Europe, Australia, Canada, Brazil and Mexico.

We have transformed our business by investing in innovative branded consumer and technology products for use in businesses, schools, and homes, both organically and through acquisitions. This change should enable us to continue to organically grow sales and increase profitability by focusing our selling efforts on growing channels, as well as strategically managing declining customers and commoditized product categories, which remain important profit and cash generators. Our top five customers represented 36 percent of our sales in 2021.

Our business is consumer- and brand-centric, product differentiated, and geographically diverse. Organically, we have grown our PowerA® video gaming accessories, Kensington® computer accessories and Leitz® and Rexel® European range of shredders and organization product offerings. ACCO Brands remains a leading supplier of school products, including our top-selling Five Star® line of school notebooks in North America, laminating machines, and stapling and punching products, among others. We have also entered the wellness category with TruSens® branded air purifiers, which we plan to expand over the next few years.

We have made five major acquisitions over the past six years. These acquisitions have meaningfully expanded our portfolio of well-known brands, enhanced our competitive position from both a product and channel perspective, and added scale to our operations. Historically, our approach to acquisitions has focused on consolidation and geographic expansion opportunities that met our strategic and financial criteria. Strategically, we have targeted categories or geographies that provided opportunities for growth, leading brands, and channel diversity. More recently we have prioritized growing product categories, including adjacencies.

Our recent acquisition of PowerA in late 2020 allowed us to enter an attractive product category of third-party video gaming accessories, including controllers, power charging stations, and headsets. The addition of PowerA, has meaningfully improved ACCO Brands' potential for organic sales growth and profitability and reinforced our presence in the faster growing mass and e-commerce channels. PowerA sales grew 22 percent in 2021 as compared to its 2020 pro forma annual sales, and is expected to continue to provide double-digit sales growth for the next several years. The Company plans to expand this business internationally, particularly in Europe and Asia, adding to organic growth over the longer term. PowerA® and Kensington® are now our two largest and fastest growing brands, representing approximately 25 percent of our sales.
In all of our segments, we see opportunities for sales growth through share gains, channel expansion, and product enhancements. Our leading product category positions provide the scale to invest in marketing and product innovation to drive profitable growth. We expect to grow in mature markets in the gaming, technology, and branded school and office categories. We also anticipate continuing recovery in areas depressed from COVID-19.

We generate strong operating cash flow and will continue to leverage our cost structure through acquisitions, synergies and productivity savings to drive long-term profit and operating cash flow improvement.

1

ACQUISITIONS
Note: Artline® in Australia/N.Z. only

For further information on the acquisitions, see "Note 3. Acquisitions" to the consolidated financial statements contained in Part II, Item 8. of this report.

Operating Segments

ACCO Brands has three operating business segments based in different geographic regions: North America, EMEA, and International. Each business segment designs, markets, sources, manufactures, and sells recognized consumer, technology and other end-user demanded branded products used in businesses, schools, and homes. Product designs are tailored to end-user preferences in each geographic region, and where possible, leverage common engineering, design, and sourcing.

2

Our product categories include gaming and computer accessories; storage and organization; notebooks; shredding; laminating and binding machines; stapling; punching; calendars; dry erase boards; and do-it-yourself tools, among others. Our portfolio includes both globally and regionally recognized brands.

Operating Segment	Geography	Primary Brands	Primary Products
ACCO Brands North America	United States and Canada	PowerA®, Five Star®, AT-A-GLANCE®, Quartet®, Kensington®, Swingline®, GBC®, Mead®, Hilroy®	Computer and gaming accessories, school products, planners, storage and organization, dry erase boards and accessories, laminating, stapling and punching products.

ACCO Brands EMEA	Europe, Middle East and Africa	Leitz®, Rapid®, Kensington®, Esselte®, Rexel®, PowerA®, GBC®, NOBO®, Derwent®	Storage and organization products (lever-arch binders, sheet protectors, indexes), computer and gaming accessories, stapling, punching, shredding, laminating, do-it-yourself tools, dry erase boards and writing and art products

ACCO Brands International	Australia/N.Z., Latin America and Asia-Pacific	Tilibra®, GBC®, Kensington®, Marbig®, Foroni®, Barrilito®, Artline®*, PowerA®, Spirax® *Australia/N.Z. only	School notebooks, storage and organization products (binders, sheet protectors and indexes), computer and gaming accessories, laminating, shredding, writing and arts products, janitorial supplies, dry erase boards and stapling and punching products

Sales Percentage by Operating Segment	2021	2020	2019
ACCO Brands North America	51%	50%	49%
ACCO Brands EMEA	33	32	29
ACCO Brands International	16	18	22
	100%	100%	100%

Seasonality

Although we experienced a more normal seasonality in 2021, ongoing disruption from the pandemic, particularly in our International segment, negatively impacted demand due to continuing school and office closures. Historically, each of our segments has demand that varies based on certain seasonal drivers. For North America, the important seasonal selling periods are related to back-to-school and calendar year end. The North America back-to-school season mainly occurs in the second and third quarters, with the third quarter also seeing stronger sales of gaming and technology products. The calendar year end drives significant sales of gaming, technology and dated products. The EMEA segment experiences much less seasonality than the other segments, but the first and fourth quarters are typically stronger, with the second and third impacted by lower demand due to summer vacations. The International segment historically has strong back-to-school sales in the fourth quarter and into January as Brazil and Australia are in the Southern hemisphere. However, in 2021 we continued to experience very low demand for school products in Brazil as many schools were largely closed due to the pandemic. Mexico, where back-to-school historically straddles the second and third quarters, also continued to experience low demand during 2021 also due to ongoing school and office closures.

As a result of the seasonal nature of the demand for our products, we expect to continue to generate a significant percentage of our sales and profit during the second, third, and fourth quarters, although the amounts generated in each of these quarters may vary due to changing customer behaviors. However, all of our operating cash flow is generated in the second half of the year, as the cash inflows in the first quarter are consumed building working capital. Our third and fourth quarter cash flow comes from completing the working capital cycle.

For further information on the seasonality of net sales, earnings and cash flow, see "Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

3

Customers

We distribute our products through a wide variety of channels to ensure that our products are readily and conveniently available for purchase by consumers and other end-users, wherever they prefer to shop. These channels include mass retailers, e-tailers, discount, drug/grocery and variety chains, warehouse clubs, hardware and specialty stores, independent office product dealers, office superstores, wholesalers, contract stationers, and specialist technology businesses. We also sell directly through e-commerce sites and our direct sales organization.

For the year ended December 31, 2021, our top ten customers accounted for 45 percent of net sales. Walmart and Amazon were our top two customers and each represented approximately 9 percent of our sales in 2021.

Competition

We operate in a highly competitive environment characterized by large, sophisticated customers, and competition from a wide range of products and services. For certain of our products, there are low barriers to entry. ACCO Brands competes with numerous branded consumer products manufacturers, as well as many private label suppliers and importers, including various customers who import their own private label products directly from foreign sources. Examples of branded competitors include Bi-Silque, Blue Sky, Corsair, Dominion Blueline, Fellowes, Hamelin, Herlitz, Logitech, LSC Communications, Newell Brands, Novus, PDP, Razer, Stanley Black and Decker, SteelSeries, and Targus, among others.

The Company meets competitive challenges by creating and maintaining leading brands and differentiated products that deliver superior value, performance, and benefits to consumers. Our products are sold to consumers and end-users through diverse distribution channels that require superior customer service. We further meet consumer needs by developing, producing, and procuring products at a competitive cost, enabling them to be sold at attractive selling prices. We also believe that our experience and skill in managing complex assortments and large seasonal demand is a competitive advantage, as is our strong relationships with technology providers in our computer and video gaming accessories businesses.

Product Development

Our strong commitment to understanding consumers and designing products that fulfill their needs drives our product development strategy, which we believe will continue to be a key contributor to our success. Our products are developed by our internal research and development teams or through partnership initiatives with inventors, vendors and technology providers. Costs related to product development when paid directly by ACCO Brands are included in selling, general and administrative expenses.

We seek opportunities to invest in new products and adjacencies. Our innovation efforts focus on generating new, exciting and differentiated consumer-oriented products that meet consumer and end-user needs and provide the opportunity for meaningful growth. The criteria we use in assessing strategic fit or investment opportunities include: the ability to create strong, differentiated products and brands; the importance of the product category to key customers and consumers; the relationship with existing product lines; the importance to the market; and the actual and potential impact on our sales and operating performance.

Marketing and Demand Generation

We support our brands with a significant investment in targeted marketing and advertising, including catalogs, digital and social media, and consumer promotions that increase brand awareness, drive conversion, and highlight the innovation and differentiation of our products. We work with third-party vendors, such as Nielsen, NPD Group, GfK SE, and Kantar Group, to capture and analyze consumer buying habits and product trends. We also use our deep consumer knowledge to develop effective marketing, advertising, and merchandising programs and strategies.
4

Supply

Our products are either manufactured or sourced to ensure that we supply our customers with quality products, innovative solutions, attractive pricing, and convenient customer service. We have built a customer-focused business model with a flexible supply chain to ensure that these factors are appropriately balanced. Using a combination of our own manufacturing and third-party sourcing enables us to reduce costs and effectively manage our production assets by lowering capital investment and working capital requirements. Our overall strategy is to manufacture locally those products that would incur a relatively high freight and/or duty expense or that have high customer service needs. We use third parties to source those products that require more direct labor to produce. We also look for opportunities to leverage our manufacturing facilities to improve operating efficiencies, as well as customer service. We currently manufacture approximately 40 percent of our products where we operate and source the remaining 60 percent from lower cost countries, primarily from in Asia.

Intellectual Property

Our products are marketed under a variety of trademarks. Some of our more significant trademarks include ACCO®, AT-A-GLANCE®, Barrilito®, Derwent®, Esselte®, Five Star®, Foroni®, GBC®, Hilroy®, Kensington®, Leitz®, Marbig®, Mead®, NOBO®, PowerA®, Quartet®, Rapid®, Rexel®, Swingline®, and Tilibra®. We own rights to these trademarks in various countries throughout the world. We protect these trademarks as appropriate through registrations in the U.S. and other jurisdictions. Depending on the jurisdiction, trademarks are generally valid as long as they are in use or their registrations are properly maintained and they have not been found to have become generic. Registrations of trademarks can generally be renewed indefinitely as long as the trademarks are in use. We also own numerous patents worldwide. Additionally, our PowerA business depends on maintaining our licensing rights with key gaming console manufacturers and video game publishers.

Human Capital Resources

As the Home of Great Brands Built by Great People, we believe our employees are the key ingredient to our success. In alignment with our Vision, Values and Leadership Promise, we strive to create a great place to work and one that attracts top talent and motivates them to stay and contribute to our winning team.

As of December 31, 2021, we had approximately 6,000 full-time and part-time employees worldwide, with approximately 4,200 employees based outside of the U.S. Approximately 500 employees in our North American business are covered by collective bargaining agreements in certain of our manufacturing and distribution facilities. Outside the U.S., we have government-mandated collective bargaining arrangements in certain countries, particularly in Europe and Brazil. There have been no strikes or material labor disputes at any of our facilities during the past five years.

Diversity and Inclusion

At ACCO Brands, our values include respecting the individual and embracing diversity. We believe that an equitable and inclusive environment with diverse teams produces more creative solutions, results in improved and more innovative products and services, and is crucial to our efforts to attract and retain key talent. We also believe that our leadership should reflect the diversity of our employees, ACCO Brands’ diversity goals are to increase the percentage of director-level-and-above female leaders to 33 percent by 2025. For the total Company, we made good progress in 2021, moving from our 2019 baseline of 26.6 percent to 29.5 percent.

To continue to drive our diversity goals and build a culture of inclusion, we have established a multi-year roadmap and a governance model which engages leadership at all levels of the organization. We have also developed an enhanced diversity and inclusion dashboard to track our actions and outcomes. Our roadmap is focused on three key priorities: ensuring diverse candidate slates for all director-level-and-above job opportunities, integrating talent development and succession planning, and building manager capability to lead inclusively.
Talent Management and Succession Planning

Building and sustaining strong talent is critical to our success. We know that offering the right mix of on-the-job experiences and learning and development will support our goal of building capable and ready talent to lead the Company. This focus was key to our ability to fill 75 percent of our director level and above open positions in 2021 with internal talent. Additionally, we invest in our employees by building individual and organizational capabilities that provide relevant learning and development solutions closely linked to business strategies. This includes recent programs focused on assessing and building digital marketing capabilities with our outside partners at Econsultancy and an internally developed program designed
5

to enhance the financial acumen of our executive leaders. We deliver Company-required learning to ensure compliance with our Code of Conduct and other important policies. We enhance leadership effectiveness by fostering managers who recognize that being effective, inclusive leaders of people is the best way to impact the business and their teams. Our "Raising the Bar" leadership development program supports the Company’s mission to have effective, inclusive leaders at all levels.

Employee Engagement

An important factor in our ability to deliver sustainable, long-term value and optimize resource utilization is our proactive management of employee engagement. We periodically invite employees to give candid feedback about their experiences working for ACCO Brands through an Employee Engagement Survey, the most recent of which occurred in late 2021. We achieved a response rate of 91 percent, which is above the average participation rate of 85 percent as measured by the independent firm used to conduct the survey. The survey results were overall extremely positive showing improvement in 83 percent of the questions that were repeated from the prior survey, with our most favorable responses in the areas of customer focus, organizational agility, company culture, and promising organizational direction. This active engagement of leadership and employees not only drives our workplace culture, it also results in positive business performance.

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

Community Involvement

We aim to give back to the communities where we live and work. Our corporate values include acting responsibly in our global communities through numerous employee volunteer and outreach initiatives. We encourage our employees to make a difference in our Company and in their communities by building on a fundamental commitment to integrity, teamwork, respect and inclusivity. We support a wide range of charities worldwide, the most significant of which is the City of Hope in the U.S, which has been ongoing for many years.

Sustainability/Environment

We continued to make progress on our three Planet, People and Products global sustainability goals relating to energy efficiency, diversity and third-party certification that we announced in 2020 and published in our fourth annual ESG Report in 2021. We strive for greater efficiencies in the procurement, use and disposal of resources and are committed to reducing our greenhouse gas emissions. We also continue to focus on the initiatives identified in 2019 as most relevant for our business, as expressed by stakeholders, using the Sustainability Accounting Standards Board (SASB) Materiality Matrix. These are Energy Management, Data Security, Workforce Diversity and Inclusion, Product Sourcing, Packaging and Marketing, and Labor Conditions in the Supply Chain.

6

Executive Leadership of the Company

As of February 23, 2022, the executive leadership team of the Company consists of the following executive officers. Ages are as of December 31, 2021.
Mark C. Anderson, age 59
•2007 - present, Senior Vice President, Corporate Development
•Joined the Company in 2007

Roxanne Bernstein, age 47
•2021 - present, Executive Vice President and President, North America
•2020 - 2021, President Crystal Farms Dairy Company
•2016 - 2020, Senior Vice President, Chief Marketing Officer, Post Consumer Brands
•Joined the Company in 2021

Patrick H. Buchenroth, age 54
•2017 - present, Executive Vice President and President, ACCO Brands International
•2013 - 2017, Senior Vice President and President, Emerging Markets
•Joined the Company in 2002

Stephen J. Byers, age 56
•2019 - present, Senior Vice President and Chief Information Officer
•2008 - 2018, Group Vice President and Chief Information Officer, Tate & Lyle PLC
•Joined the Company in 2019

James M. Dudek, Jr., age 50
•2020 - present, Senior Vice President, Corporate Controller and Chief Accounting Officer
•2017 – 2020, Vice President and Corporate Controller
•2016 - 2017, Chief Accounting Officer, Innerworkings, Inc.
•Joined the Company in 2017

Boris Elisman, age 59
•2021 - present, Chairman and Chief Executive Officer
•2016 - 2021, Chairman, President and Chief Executive Officer
•2013 - 2016, President and Chief Executive Officer
•2010 - 2013, President and Chief Operating Officer
•2008 - 2010, President, ACCO Brands Americas
•2008, President, Global Office Products Group
•2004 - 2008, President, Computer Products Group
•Joined the Company in 2004

Neal V. Fenwick, age 60
•2005 - present, Executive Vice President and Chief Financial Officer
•Joined the Company in 1984

Angela Jones, age 58
•2020 – present, Senior Vice President and Global Chief People Officer
•2018 – 2020, Senior Vice President and Chief People Officer, Compass Minerals
•2016 – 2018, Vice President, Human Resources Rembrandt Foods
•Joined the Company in 2020

Gregory J. McCormack, age 58
•2018 - present, Senior Vice President, Global Products and Operations
•2013 - 2018, Senior Vice President, Global Products
•Joined the Company in 1996

Cezary L. Monko, age 60
•2017 - present, Executive Vice President and President, ACCO Brands EMEA
•2014 - 2017, President and Chief Executive Officer, Esselte
•Joined the Company in 1992

Pamela R. Schneider, age 62
•2012 - present, Senior Vice President, General Counsel and Secretary
•2010 - 2012, General Counsel, Accertify, Inc.
•Joined the Company in 2012

Thomas W. Tedford, age 51
•2021 - present, President and Chief Operating Officer
•2015 - 2021, Executive Vice President and President, ACCO Brands North America
•Joined the Company in 2010
7

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

Economic and Strategic Risks

Our business and results of operations have been and will continue to be adversely affected by the ongoing impact of the COVID-19 global pandemic.

The extent of the impact of COVID-19 on our business and financial results depends on future developments, including the severity, duration and spread of the COVID-19 virus and its existing and future variants within the markets in which we operate and public health measures and other actions taken throughout the world to contain or mitigate the effects of the pandemic, especially to the extent that these result in office and school closures or negatively impact our global supply chain or the availability of our workforce. Further, the breadth and duration of disruption to businesses and schools and the overall impact of the pandemic and its consequences on the global economy, all of which are highly uncertain and ever-changing, will impact the extent to which COVID-19 affects our business and financial results.

The demand for certain of our products, especially our school and office products, has been and will continue to be impacted by office and school closures resulting from COVID-19. Our North America segment and our businesses in Australia, Brazil and Mexico are highly dependent on back-to-school business. Throughout 2021, sales in our Brazilian and Mexican businesses were significantly and adversely affected by school closures in those countries. Office closures and hybrid work arrangements also have and will continue to impact sales of office products globally. Further delays in the reopening of schools and offices, or renewed school or office closures, could have a material adverse effect on our sales, margins, results of operations and financial condition.

We continue to monitor government recommendations regarding COVID-19 and make necessary modifications to our operations to protect the health and safety of our employees, suppliers and customers. While we have taken, and will continue to take, actions which serve to reduce the possibility of transmission of the virus within our workplace, they do not assure that our employees will not contract the virus or bring it to the workplace. Furthermore, we may be forced to close locations for reasons such as the health of our employees, disruptions in our supply chain, or due to further governmental orders. Were such an event to occur, our operations could be disrupted to varying degrees which could have a material adverse effect on our business, results of operations, financial condition and liquidity.

We expect that the pandemic will continue to adversely affect our business, sales and results of operations for some time, but we cannot reasonably estimate the duration or magnitude of its future financial impact. We also are uncertain as to the impact the pandemic will have on the Company’s customers, suppliers, industry and employees over the longer term. Even after the COVID-19 pandemic has subsided, we may experience materially adverse impacts on our business due to any resulting economic recession or depression, and changes in the behavior of customers, consumers and other end users, among other factors.

A limited number of large customers account for a significant percentage of our net sales, and the loss of, or a substantial reduction in sales to, or gross profit from, or significant decline in the financial condition of one or more of these customers could materially adversely impact our business and results of operations.

Our top ten customers accounted for 45 percent of our net sales for the year ended December 31, 2021. The loss of, or a significant reduction in sales to, or gross profit from, one or more of our top customers, or significant adverse changes to the terms on which we sell our products to one or more of our top customers, could have a material adverse effect on our business, results of operations and financial condition.

The environment in which our large customers operate is highly competitive and rapidly changing. The key channels of distribution for our products have been changing. Mass retailers and e-tailers have taken, and continue to take, market share from office superstores, wholesalers and other traditional office products resellers. This shift in sales and market share away from our traditional commercial customers (which historically carried a wider, more profitable range of our products) has negatively impacted our margins.
8

In response to competitive pressures, our large commercial customers, especially the office superstores and wholesalers, continue to evolve their businesses. We have seen, and expect to continue to see, consolidating activity and business model changes with large customers in the U.S., Europe and Australia. These activities drive regular personnel turnover which have made, and will continue to make, our business relationships with our large customers more challenging and unpredictable.

We seek to grow sales and market share in the faster growing mass merchant and e-tailer channels, increase our direct sales to independent dealers and consumers, and expand distribution, both organically and through acquisitions, into new and growing channels and geographies and enter new adjacencies, while maintaining strong margins. We may not be successful in executing against these strategies fast enough to offset the declines we are experiencing in the traditional commercial channels, if at all. Our inability to successfully manage the shift away from distribution channels which are declining, and profitably grow sales and market share with customers and consumers in faster growing channels, could have a material adverse impact on our sales, margins, results of operations, cash flow and financial condition.

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

Our business depends on discretionary spending, and, as a result, our performance is highly dependent on consumer and business confidence and the health of the economies in the countries in which we operate. Discretionary spending and the overall health of the economies in the countries in which we operate is affected by many factors outside of the Company’s control. During periods of economic uncertainty or weakness, our reseller customers often reduce inventories both to reduce their own working capital investments and because demand for our products decreases as customers and consumers switch to private label and other branded and/or generic products that compete on price and quality, or forgo purchases altogether. Decreases in demand for our products can result in the need to spend more on promotional activities. Overall, adverse changes in economic conditions or sustained periods of economic uncertainty or weakness in one or more of the geographic markets in which we operate, whatever the cause, have negatively affected our historical sales and profitability and, in the future, could have an adverse effect on our sales, business, results of operations, cash flow and financial condition.

The Company has foreign currency translation and transaction exposure that has, and is likely to continue to, materially affect the Company’s sales, results of operations, financial condition and liquidity.

Approximately 54 percent of our net sales for the year ended December 31, 2021, were transacted in a currency other than the U.S. dollar. Our primary exposure to currency movements relative to the U.S. dollar is in the Euro, the Swedish krona, the British pound, the Brazilian real, the Australian dollar, the Canadian dollar, and the Mexican peso.

The fluctuations in the foreign currency rates relative to the U.S. dollar can cause translation, transaction, and other gains and losses in our non-U.S.-based businesses, which impact our sales, profitability and cash flow. Our primary exposure is from translation of our foreign operations' results. Generally, the strengthening of the U.S. dollar against foreign currencies negatively impacts the Company’s reported sales and operating margins. Conversely, the weakening of the U.S. dollar against foreign currencies generally has a positive effect.

We source approximately 60 percent of our products from lower cost countries, primarily in Asia using U.S. dollars. This creates transactional exposure in our foreign markets. The strengthening of the U.S. dollar against local currencies in these markets increases our cost of goods and reduces our margins on products sold in local currency. When this occurs, we seek to raise prices in our foreign markets to recover the lost margin. Due to competitive pressures and the timing of these price increases relative to the changes in the foreign currency exchange rates, it is often difficult to increase prices fast enough to fully offset the cumulative impact of the foreign-exchange-related inflation on our cost of goods sold in these markets.

From time to time, we may use hedging instruments to mitigate transactional exposure to changes in foreign currencies. The effectiveness of our hedges in part depends on our ability to accurately forecast future cash flows, which is particularly difficult during periods of uncertain demand for our products and highly volatile exchange rates. Further, hedging activities may only offset a portion, or none, of the material adverse financial effects of unfavorable movements in foreign exchange rates
9

over the limited time the hedges are in place, and we may incur significant losses from hedging activities due to factors such as demand volatility and currency fluctuations.

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

We operate in a highly competitive environment characterized by large, sophisticated customers; low barriers to entry for certain of our products; and competition from a wide range of products and services (including private label products and electronic and digital products and services that can replace or render certain of our products obsolete). We have seen, and expect to continue to see, increased competition from private label brands.

ACCO Brands competes with numerous branded consumer products manufacturers, as well as numerous private label suppliers and importers, including many of our customers who import their own private label products directly from foreign sources. Many of our competitors have strong, sought-after brands. Their ability to manufacture products locally at a lower cost or source them from other countries with lower production costs can give them a competitive advantage in terms of price under certain circumstances. In addition, as competitive pressures cause our customers to close or reduce the size of their retail locations, and diversify their product offerings, the available retail space devoted to our products is further limited.

Our business has been, and we expect it will continue to be, affected by actions taken by our customers and competitors to compete more effectively. Any such actions could result in lower sales and margins and adversely affect our business, results of operations, and financial condition.

Our success depends on our ability to develop and market innovative products that meet consumer demands, including price expectations, and to expand into new and adjacent product categories that are experiencing higher growth rates.

Our success depends on our ability to invest in innovation and product development and successfully anticipate, develop and market products that appeal to the changing needs and preferences of our consumers. Additionally, part of our strategy is to develop new, exciting and differentiated products that support our shift towards a faster growing, more consumer-oriented business. There can be no assurance that we will make the right investment choices or be successful developing innovative, consumer-oriented products. If we are unable to successfully increase sales and margins by expanding our product assortment, our business, results of operations and financial condition could be adversely affected.

Growth in emerging geographies may be difficult to achieve and exposes us to financial, operational, regulatory, compliance, and other risks not present, or not as prevalent, in more established markets.

Twelve percent of our sales for the year ended December 31, 2021, is derived from emerging markets such as Latin America and parts of Asia, the Middle East, Africa, and Eastern Europe. Moreover, the profitable growth of our business in emerging markets, through both organic investments and acquisitions, is a key element to our long-term growth strategy.

Emerging markets generally involve more financial, operational, regulatory and compliance risks than more mature markets. As we expand and grow in these markets, we increase our exposure to these risks. These risks include currency transfer restrictions, currency fluctuations, changes in international trade and tax policies and regulations (including import and export restrictions), and a lack of well-established or reliable legal systems. Additionally, in some cases, emerging markets also have greater political and economic volatility, greater vulnerability to infrastructure and labor disruptions, and are more susceptible to corruption, civil unrest, military disruptions, terrorism, public health crises, severe weather conditions, and natural disasters. Weak or corrupt legal systems may affect our ability to protect and enforce our intellectual property, contractual and other rights. Further, these emerging markets are generally more remote from our headquarters location and have different cultures which may make it be more difficult to impose corporate standards and procedures and the extraterritorial laws of the U.S. and other jurisdictions, including the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and other similar laws.

If we are unable to profitably grow our existing emerging market businesses or expand into other emerging markets, achieve the return on capital we expect as a result of our investments, or effectively manage the risks inherent in operating in these markets, our business, results of operations and financial condition could be adversely affected.
10

Continued declines in the use of certain of our products have and will continue to adversely affect our business.

A number of our products and brands consist of paper-based and related products. As use of technology-based tools continues to rise worldwide and the nature of work and school evolves in the wake of the COVID-19 pandemic, demand for traditional paper-based and related products, such as decorative calendars, planners, envelopes, ring binders, lever arch files and other paper storage and organization products, and mechanical binding equipment, has declined. The impact of tariff and commodity price driven inflation in the U.S. in recent years has resulted in higher pricing (especially for steel, aluminum, and paper-based products) which may, in turn, accelerate the pace of change in consumer preferences for product substitutes. The decline in the overall demand for certain of the products we sell has adversely impacted our business and results of operations, and we expect it will continue to do so.

Our business is subject to risks associated with seasonality, which makes it difficult to forecast our quarterly results and could materially adversely affect our cash flow, results of operations and financial condition.

Although we experienced a more normal seasonality in 2021, ongoing disruption from the pandemic, particularly in our International segment, negatively impacted demand. Historically, each of our segments has demand that varies based on certain seasonal drivers as discussed in "Part I. Item 1. Business - Seasonality" of this report.

As a result of the seasonal nature of the demand for our products, we expect to continue to generate a significant percentage of our sales and profit during the second, third, and fourth quarters, although the amounts generated in each of these quarters may vary due to changing customer behaviors. However, all of our operating cash flow is generated in the second half of the year, as the cash inflows in the first quarter are consumed building working capital. Our third and fourth quarter cash flow comes from completing the working capital cycle.

If these typical seasonal increases in sales of certain products do not materialize, as has been the case in recent years due to the pandemic, or when sales of these product lines represent a larger overall percentage of our sales or profitability, it could have an outsized impact on our business that would adversely affect our sales, cash flow, results of operations and financial condition. Additionally, changes in the ordering patterns of our customers have resulted in, and may continue to result in, fluctuations in quarterly sales and profitability.

The level of investment returns on pension plan assets and the assumptions used for valuation purposes could affect the Company’s earnings and cash flows in future periods. Changes in government regulations, as well as the significant unfunded liabilities, including the unfunded liabilities of the U.S. multi-employer pension plan in which we are a participant, could also affect the Company’s pension plan expenses and funding requirements.

As of December 31, 2021, the Company had $225.5 million recorded as pension liabilities in its Consolidated Balance Sheet. Funding obligations are determined by government regulations and are measured each year based on the value of assets and liabilities on a specific date. If the financial markets do not provide the long-term returns that are expected, or discount rates increase the present value of liabilities, the Company could be required to make larger contributions. The markets can be, and recently have been, very volatile, and therefore the Company’s estimate of future contribution requirements can change dramatically in relatively short periods of time. Similarly, changes in interest rates and legislation enacted by governmental authorities can impact the timing and amounts of contribution requirements. An adverse change in the funded status of the plans could significantly increase our required future contributions and adversely impact our liquidity.

We also participate in a multi-employer pension plan for our union employees at our Ogdensburg, New York facility. The plan has reported significant underfunded liabilities and declared itself in critical and declining status. As a result, the trustees of the plan adopted a rehabilitation plan in an effort to forestall insolvency. Our required contributions to this plan could increase due to the shrinking contribution base resulting from the insolvency or withdrawal of other participating employers, the inability or the failure of withdrawing participating employers to pay their withdrawal liability, lower than expected returns on pension fund assets, and other funding deficiencies. The present value of our withdrawal liability payments could be significant and would be recorded as an expense in our Consolidated Statements of Income and as a liability on our Consolidated Balance Sheets in the first year of our withdrawal. See also "Note 6. Pension and Other Retiree Benefits" to the consolidated financial statements contained in Part II, Item 8. of this report.

11

Impairment of intangible assets could have a material adverse effect on our financial results.

We have approximately $1.7 billion of goodwill and other specifically identifiable intangible assets as of December 31, 2021. Future events may occur that could adversely affect the reported value, or fair value, of our intangible assets that would require impairment charges to our financial results. Such events may include, but are not limited to, strategic decisions made in response to changes in economic and competitive conditions, the impact of the economic environment on our sales and customer base, the unfavorable resolution of litigation, a material adverse change in our relationship with significant customers, or a sustained decline in our stock price. We continue to evaluate the impact of developments from our reporting units (particularly in our International segment) to assess whether impairment indicators are present. See also "Note 10. Goodwill and Identifiable Intangible Assets" to the consolidated financial statements contained in Part II, Item 8. of this report.

Our inability to secure, protect and maintain rights to intellectual property could have an adverse impact on our business. In particular, the success and future growth of our gaming accessories business depends on its ability to license the right to use the trademarks and other intellectual property of the major gaming console makers and video game publishers.

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

Our gaming accessories business licenses trademarks and other intellectual property from the three major gaming console manufacturers as well as numerous high profile video game publishers. The loss or non-renewal of one or more of these licenses would, in all likelihood, materially and adversely impact our sales, results of operations and financial condition. Additionally, our ability to expand our gaming accessories business into certain new geographies requires that we obtain additional licensing rights from the gaming console manufacturers and video game publishers. There can be no assurance that we will be able to obtain these additional licensing rights.

Operational Risks

Disruptions in the global supply chain have had an adverse impact on our operations, sales, profitability and cash flow which we expect to continue for some time.

We manufacture approximately 40 percent of the products we sell where we operate and purchase the remaining 60 percent from suppliers in lower cost countries, primarily in Asia. We also purchase component parts and raw materials for our manufactured products from third parties many of which are also imported from Asia. Additionally, we rely on international freight carriers and domestic trucking and rail lanes to import and distribute products to our customers throughout the world. We continue to experience significant disruptions in our global supply chain due to insufficient freight carrier capacity, port delays and closures, the cost and availability of international and domestic freight carriers, and labor shortages. These and other supply chain disruptions, which are affecting all of our operating segments, began in late 2020 and continued to escalate throughout 2021 and continue in 2022. These disruptions have resulted in increased logistic expenses. The disruptions have also caused product availability issues, resulting in back orders, lost sales and customer fines for late deliveries, and a significant increase in our inventory levels which is negatively impacting our working capital efficiency. We expect the global supply chain disruptions to continue for some time and it remains uncertain when they will be resolved and to what extent they will adversely affect our operations, sales, profitability and cash flow.

Our operating results have been, and continue to be, adversely affected by changes in the cost or availability of raw materials, transportation, labor, and other necessary supplies and services and the cost of finished goods.

The price and availability of raw materials, transportation, labor, and other necessary supplies and services used in our business, as well as the cost of finished goods, can be volatile due to numerous factors beyond our control, including general economic and competitive conditions. The ongoing global imbalance between the supply and demand for commodities, component parts, transportation and labor have impacted their availability and increased their cost. We have experienced and anticipate that we will continue to experience cost increases from our suppliers of raw materials, component parts and purchased finished goods as well as increased labor and commodity costs in our own facilities. Our third-party manufacturers are also affected by these inflationary pressures which has, in turn, resulted in an increase in the amount we pay for finished goods. Additionally, the disruptions in the global supply chain noted above have resulted in increased logistics costs and have affected the availability of imported products, raw materials and component parts we use in our domestic manufacturing.
12

During periods of rising costs, we manage this volatility through a variety of actions, including targeted advance or periodic purchases, future delivery purchases, long-term contracts, sales price increases and the use of certain derivative instruments. We have implemented price increases, and plan to implement additional price increases in 2022, in an effort to offset the inflationary and supply-chain related cost increases noted above, but there can be no assurance that we will be able to effectively mitigate the impact of these cost increases fast enough to minimize the adverse effects on our margins, if at all. Additionally, we may lose sales as a result of lack of product availability or due to increasing our selling prices to our customers as we seek to offset these cost increases. Conversely, when these costs decline, customer insistence on lower prices will likely result in lower sales prices, absent other mitigating circumstances and, to the extent we have existing inventory, may result in lower margins.

Our gaming and computer accessories businesses have been and, we expect that they will continue to be, impacted by the global shortage of microchips.

Our PowerA gaming and Kensington computer accessories businesses have been recently impacted by the global shortage of microchips which are components of many of our gaming and other technology products. Additionally, the demand for gaming controllers is significantly impacted by the availability of gaming consoles which have been in short supply due to the microchip shortage. Although we carry a supply of microchips for our gaming controllers, the shortage of microchips has affected our ability to source sufficient quantities of our other popular technology products, such as docking stations, which has resulted in lost sales and increased costs. In addition, the limited availability of new gaming consoles has reduced the demand for our controllers and other gaming accessories which, we believe, has negatively impacted our sales. While we expect these impacts will mitigate as the supply of microchips increases to meet demand, it is uncertain when the supply constraints will abate and there can be no assurance that we will recover the lost sales in the future. Likewise, should the shortage continue or re-occur, there is no assurance that we will be able to obtain sufficient microchips at acceptable pricing to meet the demand for our products which could affect our sales and profitability. Additionally, ongoing constraints on the availability of, or a future reduction in sales of gaming consoles may also adversely impact our sales and profitability.

Outsourcing the production of certain of our products, our information technology systems and other administrative functions could materially adversely affect our business, results of operations and financial condition.

We outsource certain manufacturing functions, such as product design and production, to third party suppliers. This creates a number of risks, including decreased control over the engineering and manufacturing processes which can result in cost overruns, delayed deliveries or shortages, inferior product quality, and loss or misappropriation of trade secrets. Additionally, we rely on our suppliers to ensure that our products meet our design and product content specifications, and all applicable laws, including product safety, security, labor, and environmental laws. We also expect our suppliers to conform to our and our customers’ and licensors' codes of conduct and expectations with respect to product safety, product quality and social responsibility, and be responsive to our audits. Failure to meet any of these requirements may result in our having to cease doing business with a supplier or cease production at a particular facility, stop selling or recall non-conforming products, or having imported product detained at the port or subject to exclusion or seizure. Substitute suppliers might not be available or, if available, might be unwilling or unable to offer products on acceptable terms or in a timely manner. Moreover, if one or more of our suppliers is unable or unwilling to continue to provide products of acceptable quality, at acceptable cost or in a timely manner due to financial difficulties, insolvency or otherwise, including as a result of disruptions associated with circumstances outside their control, or if customer demand for our products increases, we may be unable to secure sufficient additional capacity from our current suppliers, or others, in a timely manner or on acceptable terms. Any of these events could result in unforeseen production delays and increased costs and negatively affect our ability to deliver our products to our customers, all of which could adversely affect our business, sales, results of operations, and financial condition.

We also outsource important portions of our information technology infrastructure and systems support to third-party service providers. Outsourcing of information technology services creates risks to our business, which are similar to those created by our product production outsourcing.

In addition, we outsource certain administrative functions, such as payroll processing and benefit plan administration, to third-party service providers and may outsource other functions in the future to achieve cost savings and efficiencies. If the service providers to whom we outsource these functions do not perform effectively, we may not be able to achieve the expected cost savings and may incur additional costs to correct errors they make. Depending on the function involved, such errors may lead to business disruption, processing inefficiencies, loss of or damage to intellectual property, legal and regulatory exposure, or harm to employee morale.

13

Technology and Cybersecurity Risks

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

Further, our failure to properly maintain and successfully upgrade or replace any of these systems, especially our enterprise resource planning systems, could disrupt our business and our ability to service our customers or negatively impact our ability to report our financial results in a timely and accurate manner.

If our day-to-day business operations or our ability to service our customers is negatively impacted by the failure or disruption of our information technology systems, if we are unable to accurately and timely report our financial results, or if we conclude that we do not have effective internal control over financial reporting and effective disclosure controls and procedures, it could damage our reputation and adversely affect our business, results of operations and financial condition.

Security breaches could compromise our confidential and proprietary information, as well as any personally identifiable information we hold, and expose us to operational and legal risks that could cause our business and reputation to suffer and materially adversely affect our results of operations and financial condition.

We maintain information and applications necessary to conduct our business in data centers, on our networks and with third-party cloud services, including confidential and proprietary information as well as personally identifiable information regarding our customers and employees. Our information technology infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance, or other disruptions which creates the risk that our digital information could be stolen or tampered with or that our business operations could be materially and adversely impacted.

We maintain systems designed to prevent such intrusion, tampering, and theft, and we continue to enhance and update these technologies as security threats evolve and become more sophisticated. We also obtain assurances from outsourced service providers regarding the sufficiency of their security procedures and, where appropriate, assess the protections employed by these third parties. Despite these efforts, there can be no assurance that we will successfully identify such an incident in a timely manner or at all, and in advance of it impacting the Company, and any such impact could be material. Further, our costs to maintain and upgrade our security systems could increase significantly as cybersecurity threats increase.

Despite these efforts, the possibility of intrusion, tampering, and theft cannot be eliminated entirely. We have from time to time experienced cybersecurity breaches, such as "phishing" attacks, business email compromises, employee or insider error, brute force attacks, unauthorized parties gaining access to our information technology systems, and similar incidents. To date these incidents have not had a material impact on our business, but there can be no assurance that future incidents will not cause material impacts. The techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not recognized until launched against a target. Additionally, there can be no assurance that the actions we and our outsourced providers take will prevent a breach of, or attack on the information technology systems which support the day-to-day operation of our business or house our confidential, proprietary and personally identifiable information.

Any such intrusion, tampering or theft (and any resulting disclosure or use of confidential, proprietary and personally identifiable information) could compromise our network, the network or data center of a third-party hosting key operating systems or data, or to whom we have disclosed confidential, proprietary or personally identifiable information, or a third-party cloud service provider. Any of these impacts could result in a disruption to our information technology infrastructure, interruption of our business operations, violation of applicable privacy and other laws or standards, significant legal and financial exposure beyond the scope or limits of any insurance coverage (including legal claims and proceedings and regulatory enforcement actions and penalties), increased operating costs associated with remediation activities, and a loss of confidence in our security measures, all of which could harm our reputation with our customers, end-users, employees and other stakeholders
14

and materially and adversely affect our business and results of operation. Contractual provisions with third parties, including cloud service providers, may limit our ability to recover these losses.

In the event a significant cybersecurity event is detected, we maintain disclosure controls and procedures which are designed to enable us to promptly analyze the impact on our business, respond expediently, appropriately and effectively and repair any damage caused by such incident, as well as consider whether such incident should be disclosed publicly. The Company also employs technology designed to detect potential incidents of intrusion, tampering and theft before they impact the Company and continues to enhance and update these technologies. However, there can be no assurance that we will successfully identify such an incident in a timely manner or at all, and in advance of it impacting the Company, and any such impact could be material.

Merger and Acquisition Risks

Our strategy is partially based on growth through acquisitions. Failure to properly identify, value and manage acquisitions may materially impact our business, results of operations and financial condition.

Our growth strategy includes continued focus on mergers and acquisitions. We may not be successful in identifying suitable acquisition opportunities, prevailing against competing potential acquirers, negotiating appropriate acquisition terms, obtaining financing, or completing proposed acquisitions. In addition, an acquisition may not perform as anticipated, be accretive to earnings, or prove to be beneficial to our operations and cash flow. If we fail to effectively identify, value, consummate, or manage any acquired company, we may not achieve the financial results anticipated at the time of its acquisition. An acquisition could also adversely impact our operating performance or cash flow due to the seasonality of the target's business, the issuance of acquisition-related debt, pre-acquisition assumed liabilities, undisclosed facts about the business, expenses incurred to consummate the acquisition, increases in amortization due to the acquisition, or possible future impairments of goodwill or intangible assets associated with the acquisition.

We may face challenges with integrating acquisitions and achieving the financial and other results anticipated at the time of acquisition, including the planned synergies.

We may face challenges in integrating our acquisitions with our existing operations. These challenges may include, among other things: difficulties or delays in integrating or consolidating business activities; challenges with integrating the business cultures; difficulties in retaining key employees and key customers; and difficulties integrating the acquired business's finance, accounting, information technology and other business systems with our own. The process of integrating operations also could cause an interruption of, or loss of momentum in, the activities of one or more of our businesses due to the considerable time and attention needed for the process. If we are not able to effectively manage the integration process, or if any significant business activities are interrupted as a result thereof, our business and financial results could suffer.

We generally expect that we will realize synergies, including cost savings and other financial and operating benefits from our acquisitions. Our success in realizing these benefits, and the timing of this realization, depends on the successful integration of the business operations of the acquired company. We cannot predict with certainty if or when these synergy savings and other benefits will occur, or the extent to which we will be successful.

The integration of any acquisition will involve changes to or implementation of critical information technology systems, modifications to our internal control systems, processes and accounting and financial systems, and the establishment of disclosure controls and procedures and internal control over financial reporting necessary to meet our obligations as a public company. If we are unable to successfully complete these tasks and accurately report our financial results in a timely manner and establish internal control over financial reporting and disclosure controls and procedures that are effective, our business, results of operations and financial condition, investor, supplier and customer confidence in our reported financial information, the market perception of our Company and/or the trading price of our common stock could be materially and adversely affected.

15

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

The terms of our debt agreements limit our ability to engage in certain activities and transactions that may be in our and our stockholders' long-term interests. Among other things, the covenants and financial ratios and tests contained in our debt agreements restrict or limit our ability to incur additional indebtedness, grant certain liens on our assets, issue preferred stock or certain disqualified stock, make restricted payments (including dividends and share repurchases), make investments, sell our assets or merge with other companies, and enter into certain transactions with affiliates. We are also required to maintain specified financial ratios under certain circumstances and satisfy financial condition tests. Our ability to comply with these covenants and financial ratios and tests may be affected by events beyond our control, and we may not be able to continue to meet those covenants, ratios and tests.

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

We may not continue to pay dividends at historic rates, or at all, or engage in stock repurchases.

We have a history of paying quarterly dividends and engaging in stock repurchase programs; however, any determination to continue to pay cash dividends at recent rates or at all, or resume repurchasing our shares in the market, is contingent on a variety of factors, including our financial condition, results of operations, business requirements, and our board of directors' continuing determination that such dividends or share repurchases are in the best interests of our stockholders and in compliance with all applicable laws and agreements. Under certain circumstances, the terms of our debt agreements limit our ability to return capital to stockholders through stock repurchases, dividends or otherwise. There is no assurance that we will continue to make dividend payments or repurchase stock at recent historical levels or at all.

Legal and Regulatory Risks

Product liability claims, recalls or regulatory actions could materially adversely affect our financial results or harm our reputation or brands.

Claims for losses or injuries purportedly caused by one of our products arise in the ordinary course of our business. The risk of litigation or regulatory enforcement actions and the associated costs and potential for monetary judgments and penalties could have an adverse effect on our results of operations and financial condition. Additionally, product liability claims or regulatory actions, regardless of merit, could result in negative publicity that could harm our reputation in the marketplace or the value of our brands. We also may be, and, in the past have been, required to recall and discontinue the sale of allegedly defective or unsafe products, which has resulted in lost sales and unplanned expenses. Any future recall or quality issue could result in lost sales, adverse publicity, significant expenses, and adversely impact our results of operations or financial position.

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
16

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

Laws, rules and regulations and self-regulatory requirements that affect our business, including the costs of compliance, as well as the impact of changes in such laws, could materially adversely affect our business, reputation and results of operations.

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
•Laws governing the content of toxic chemicals and materials in the products we sell;
•Laws regulating wellness products, including pesticides and pesticide devices;
•Product safety laws;
•International trade laws, including tariffs, trade sanctions and embargoes;
•Tax laws;
•Privacy and data security laws and self-regulatory requirements regarding the acceptance, processing, storage, and transmission of credit card data;
•Laws governing fair competition and marketing and advertising; and
•Anti-bribery, anti-corruption and anti-money laundering laws.

All of these legal frameworks are complex and change frequently. Capital and operating expenses required to establish and maintain compliance with all of these laws, rules and regulations and self-regulatory requirements can be significant, and violations may result in substantial fines, penalties, and civil damages as well as damage to our reputation. In addition, as we continue to expand our business into emerging and new markets and into new product categories, we increase the number of legal and self-regulatory requirements with which we are required to comply, which increases the complexity and costs of compliance as well as the risks of noncompliance. Any significant increase in our costs to comply with applicable legal and self-regulatory requirements, or any liability arising from noncompliance could have a material adverse effect on our business, results of operations, and financial condition.

Additionally, our future results of operations could be adversely impacted by changes in these laws. Changes in income tax laws could change our effective tax rate while changes in U.S. trade policies, including tariffs on imports from China and on commodities we use in our manufacturing operations, could affect our cost of products sold and margins.

17

General Risk Factors

Our success depends on our ability to attract and retain qualified personnel.

Our success depends on our ability to attract and retain qualified personnel at all levels and maintain a diverse, global workforce. The market for talent is currently extremely competitive and our current pay and benefits packages may not be sufficiently attractive. For our executives, we rely to a significant degree on performance-based incentive awards that pay out only if specified performance goals have been met. To the extent these performance goals are not met, and our incentive awards do not pay out, or pay out less than the targeted amount, it may motivate certain executive officers and more senior management employees to seek other opportunities. Our ability to maintain competitive pay and benefits and an attractive culture will affect our ability to attract and retain qualified personnel. The loss of key management personnel or other employees with highly sought-after expertise or our potential inability to attract qualified and diverse personnel in sufficient numbers to meet our business needs may adversely affect our ability to manage our overall operations and successfully implement our business strategy.

Our stock price is volatile.

The market price for our common stock has been volatile historically. Our stock price may be significantly affected by factors, including those described elsewhere in this "Part I, Item 1A. Risk Factors," as well as the following:

•quarterly fluctuations in our operating results compared with market expectations;
•investors' perceptions of the industries in which we operate;
•changes in financial estimates by us or securities analysts and recommendations by securities analysts; and
•the composition of our stockholders, particularly the presence of "short sellers" or high frequency traders trading in our stock.

Volatility in our stock price could adversely affect our business and financing opportunities, which could hurt our operating results and reduce the percentage ownership of our existing stockholders.

Circumstances outside our control, including telecommunication failures, labor strikes, power and/or water shortages, acts of God, public health crises, including the occurrence of contagious disease, severe weather conditions, natural disasters, war, terrorism, and other geopolitical incidents could adversely impact our business, sales, results of operations and financial condition.

A disruption at one of our suppliers' manufacturing facilities, one of our manufacturing or distribution facilities, or elsewhere in our global supply chain due to circumstances outside our control could adversely impact production and our customer deliveries, which may negatively impact our operations and result in increased costs. Such a disruption could occur as a result of any number of events, including but not limited to, major equipment failure, labor stoppages, transportation failures affecting the supply and shipment of materials and finished goods, unavailability of raw materials, severe weather conditions, natural disasters, civil unrest, fire, explosions, public health crises, including the occurrence of contagious disease such as COVID-19, war or terrorism, and disruptions in utility and other services. Any such disruptions could materially and adversely impact our business, sales, results of operations, and financial condition.

Political instability, civil unrest, war or terrorism, public health crises, including the occurrence of contagious diseases such as COVID-19, and severe weather or natural disasters may also affect consumer and business confidence and the health of the economies in the countries in which we operate. Overall, adverse changes in economic conditions or sustained periods of economic uncertainty or weakness in one or more of the geographic markets in which we operate, whatever the cause, have negatively affected our historical sales and profitability and, in the future, could have an adverse effect on our sales, business, results of operations, cash flow and financial condition.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.
18

ITEM 2. PROPERTIES

We have manufacturing facilities in North America, Europe, Brazil, Mexico and Australia, and maintain distribution centers in the regional markets we service. We lease our corporate and U.S. headquarters in Lake Zurich, Illinois. The following table lists our principal facilities by segment as of December 31, 2021:

Location	Functional Use	Owned/Leased (number of properties)
ACCO Brands North America:
Ontario, California(a)	Distribution/Manufacturing	Leased
San Mateo, California(a)	Office	Leased
Burlingame, California(b)	Office	Leased
Booneville, Mississippi	Distribution/Manufacturing	Owned
Ogdensburg, New York	Distribution/Manufacturing	Owned
Sidney, New York	Distribution/Manufacturing	Owned
Kettering, Ohio	Office	Leased
Alexandria, Pennsylvania	Distribution/Manufacturing	Owned
Seattle, Washington	Distribution	Third Party Logistics
Woodinville, Washington	Office	Leased
Mississauga, Canada	Distribution/Manufacturing/Office	Leased
Hong Kong	Office	Leased
Taipei, Taiwan	Office	Leased

ACCO Brands EMEA:
Sint-Niklaas, Belgium	Distribution/Manufacturing	Leased
Shanghai, China	Manufacturing	Leased
Lanov, Czech Republic	Distribution/Manufacturing	Leased
Aylesbury, England	Office	Leased
Halesowen, England	Distribution	Owned
Lillyhall, England	Manufacturing	Leased
Uxbridge, England(a)	Office	Leased
Saint-Ame, France	Distribution	Owned
Heilbronn, Germany	Distribution	Owned
Stuttgart, Germany	Office	Leased
Uelzen, Germany	Manufacturing	Owned
Gorgonzola, Italy	Distribution/Manufacturing	Leased
Kozienice, Poland	Distribution/Manufacturing	Owned
Warsaw, Poland	Office	Leased
Arcos de Valdevez, Portugal	Manufacturing	Owned
Hestra, Sweden	Distribution/Manufacturing/Office	Owned

ACCO Brands International:
Sydney, Australia	Distribution/Manufacturing/Office	Owned/Leased
Bauru, Brazil	Distribution/Manufacturing/Office	Owned (2)
Sao Paulo, Brazil	Distribution/Manufacturing/Office	Leased (2)
Tokyo, Japan	Distribution/Office	Leased (2)
Lerma, Mexico	Manufacturing/Office	Owned
Mexico City, Mexico	Distribution/Office	Leased (2)
Auckland, New Zealand	Distribution/Office	Leased
Singapore	Distribution/Office	Leased

(a) Scheduled to be closed during 2022
(b) New location opening in 2022

We believe that the properties are suitable to the respective businesses and have production capacities adequate to meet the needs of our businesses.
19

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

It is the opinion of management that (other than the Brazil Tax Assessments) the ultimate resolution of currently outstanding matters will not have a material adverse effect on our financial condition, results of operations or cash flow. However, there is no assurance that we will ultimately be successful in our defense of any of these matters or that an adverse outcome in any matter will not affect our results of operations, financial condition, or cash flow. Further, future claims, lawsuits and legal proceedings could materially and adversely affect our business, reputation, results of operations, and financial condition. For additional details regarding the Brazil Tax Assessments, see “Note 12. Income Taxes – Brazil Tax Assessments” to the consolidated financial statements contained in Part II, Item 8. of this report.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

20

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER
PURCHASES OF EQUITY SECURITIES

Common Stock Information

Our common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "ACCO." As of February 16, 2022, we had approximately 9,029 record holders of our common stock.

Stock Performance Graph

The following graph compares the cumulative total stockholder return on our common stock to that of the S&P Office Services and Supplies (SuperCap1500) Index and the Russell 2000 Index assuming an investment of $100 in each from December 31, 2016 through December 31, 2021.

	Cumulative Total Return
	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21
ACCO Brands Corporation	$100.00	$93.49	$51.95	$71.72	$64.75	$63.30
Russell 2000	100.00	113.14	99.37	122.94	145.52	165.45
S&P Office Services and Supplies (SuperCap1500)	100.00	91.91	77.55	92.35	94.55	104.27

21

Common Stock Purchases

The following table provides information about our purchases of equity securities during the quarter ended December 31, 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
October 1, 2021 to October 31, 2021	—	$—	—	$125,045,248
November 1, 2021 to November 30, 2021	—	—	—	125,045,248
December 1, 2021 to December 31, 2021	—	—	—	125,045,248
Total	—	$—	—	$125,045,248

(1)On February 14, 2018, the Company announced that its Board of Directors authorized the repurchase of up to $100 million in shares of its common stock. On August 7, 2019, the Company announced that its Board of Directors had authorized the repurchase of up to an additional $100 million in shares of its common stock.

During the year ended December 31, 2021, we did not repurchase any of our common stock in the open market.

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

Dividend Policy

In February 2018, the Company's Board of Directors approved the initiation of a dividend program under which the Company intends to pay a regular quarterly cash dividend. Dividend information for each quarter for the years ended December 31, 2021, 2020 and 2019 is summarized below:

	2021	2020	2019
First quarter	$0.065	$0.065	$0.060
Second quarter	0.065	0.065	0.060
Third quarter	0.065	0.065	0.060
Fourth quarter	0.075	0.065	0.065
Total	$0.270	$0.260	$0.245

The continued declaration and payment of dividends is at the discretion of the Board of Directors and will be dependent upon, among other things, the Company's financial position, results of operations, cash flows and other factors. The Company currently believes its capital structure and cash resources can continue to support the funding of future dividends. Our long-term strategy remains to deploy cash to fund dividends, reduce debt, make acquisitions, and repurchase shares of our common stock.

ITEM 6. [RESERVED]
22

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

INTRODUCTION

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements of ACCO Brands Corporation and the accompanying notes contained in Item 8. of this report. The following discussion and analysis are for the year ended December 31, 2021, compared with the same period in 2020 unless otherwise stated. For a discussion and analysis of the year ended December 31, 2020, compared with the same period in 2019, please refer to "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in Part II, Item 7. of our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission (the "SEC") on February 27, 2021.

Overview of the Company

ACCO Brands designs, markets, and manufactures well-recognized consumer, school, technology and office products. Our widely known brands include AT-A-GLANCE®, Barrilito®, Derwent®, Esselte®, Five Star®, Foroni®, GBC®, Hilroy®, Kensington®, Leitz®, Marbig®, Mead®, NOBO®, PowerA®, Quartet®, Rapid®, Rexel®, Swingline®, Tilibra®, and TruSens®. Approximately 70 percent of our sales come from brands that occupy the No. 1 or No. 2 position in the product categories in which we compete. Our top 12 brands represented $1.5 billion of our 2021 net sales. We distribute our products through a wide variety of channels to ensure that our products are readily and conveniently available for purchase by consumers and other end-users, wherever they prefer to shop. These channels include mass retailers; e-tailers; discount, drug/grocery and variety chains; warehouse clubs; hardware and specialty stores; independent office product dealers; office superstores; wholesalers; contract stationers; technology specialty businesses; and our direct-to-consumer channel. Our products are sold primarily in the U.S., Europe, Australia, Canada, Brazil and Mexico.

We have transformed our business by investing in innovative branded consumer and technology products for use in businesses, schools, and homes, both organically and through acquisitions. This change should enable us to continue to organically grow sales and increase profitability by focusing our selling efforts on growing channels, as well as strategically managing declining customers and commoditized product categories, which remain important profit and cash generators. Our top five customers represented 36 percent of our sales in 2021.

Our business is consumer- and brand-centric, product differentiated, and geographically diverse. Organically, we have grown our PowerA® video gaming accessories, Kensington® computer accessories and Leitz® and Rexel® European range of shredders and organization product offerings. ACCO Brands remains a leading supplier of school products, including our top-selling Five Star® line of school notebooks in North America, laminating machines, and stapling and punching products, among others. We have also entered the wellness category with TruSens® branded air purifiers, which we plan to expand over the next few years.

We have made five major acquisitions over the past six years. These acquisitions have meaningfully expanded our portfolio of well-known brands, enhanced our competitive position from both a product and channel perspective, and added scale to our operations. Historically, our approach to acquisitions has focused on consolidation and geographic expansion opportunities that met our strategic and financial criteria. Strategically, we have targeted categories or geographies that provided opportunities for growth, leading brands, and channel diversity. More recently we have prioritized growing product categories, including adjacencies.

Our recent acquisition of PowerA in late 2020 allowed us to enter an attractive product category of third-party video gaming accessories, including controllers, power charging stations, and headsets. The addition of PowerA, has meaningfully improved ACCO Brands' potential for organic sales growth and profitability and reinforced our presence in the faster growing mass and e-commerce channels. PowerA sales grew 22 percent in 2021 as compared to its 2020 pro forma annual sales, and is expected to continue to provide double-digit sales growth for the next several years. The Company plans to expand this business internationally, particularly in Europe and Asia, adding to organic growth over the longer term. PowerA® and Kensington® are now our two largest and fastest growing brands, representing approximately 25 percent of our sales.

Our leading product category positions provide the scale to invest in marketing and product innovation to drive profitable growth. We expect to grow in mature markets in the gaming, technology, and branded school and office categories. We also anticipate continuing recovery in areas depressed from COVID-19.

We generate strong operating cash flow and will continue to leverage our cost structure through acquisitions, synergies and productivity savings to drive long-term profit and operating cash flow improvement.

Overview of 2021 Performance

Our net sales increased $370.1 million, or 22.4 percent in 2021, primarily from the acquisition of PowerA, which added $249.6 million. Excluding the impact on sales attributable to the PowerA acquisition, sales increased 7.3 percent as a result of price increases and higher demand. EMEA delivered growth above pre-pandemic sales levels. Our North America and International segments' sales were above 2020 levels due to higher prices and improved volume as schools and offices reopened in certain markets, although not to levels prior to the pandemic. Foreign exchange benefited sales $38.1 million, or 2.3 percent. Sales growth varied by channel as depicted in the table below, which includes the benefit from the acquisition of PowerA (mainly in the Mass/Retail and E-tail channels):

Channel	% change vs. 2020
Commercial/B2B	14%
Retail/Mass	46%
E-tail/D2C	30%
Tech specialist	(7)%
Total sales (including PowerA)	22%

The Company recorded operating income of $151.0 million. Underlying performance was impacted by a charge of $19.0 million related to the change in fair value of the contingent consideration that was part of the PowerA purchase price, and $15.4 million of additional amortization resulting from the acquisition. Gross margin rose 70 basis points as improvements in North America and International offset a decline in EMEA. SG&A expenditures increased due to the PowerA acquisition and because the prior-year benefited from many pandemic-related, short-term cost reductions, including lower management incentive expenses and $6.7 million in higher government assistance. Foreign exchange benefited operating income $4.5 million, or 4.0 percent, and added $4.1 million to net income.

Operating cash inflow for 2021 was $159.6 million, compared with last year's operating cash inflow of $119.2 million, representing a $40.4 million year-over-year increase. The PowerA acquisition generated an operating cash outflow of $14.5 million.

The following key factors affected our 2021 results:

•COVID-19 significantly impacted our sales to consumers who work in offices and attend schools. The negative impacts were mainly felt starting in the second quarter of 2020, which meant that 2021 started with an adverse comparison for the first quarter and then showed improving results for the subsequent quarters and full year.

•The acquisition of PowerA in December 2020 significantly increased our 2021 sales, as PowerA sales were included for the full year. We borrowed on our revolver to finance the acquisition, temporarily increasing our net leverage ratio. During the first quarter of 2021, we refinanced all of our bank and bond debt. By year end 2021, we had returned our bank net leverage ratio to below pre-acquisition levels from a combination of improved profitability and debt reduction. The PowerA acquisition included contingent consideration, which, along with increased intangible amortization, increased operating expenses.

•We experienced substantial levels of inflation in the cost of our products and logistics that continued to escalate throughout the year. We responded by increasing our selling prices but typically the impact of these increases lag the inflationary increase. Global supply chain disruptions and limited availability of computer chips resulted in back orders and lost sales. We expect both higher costs and supply chain disruptions to continue for some time.

•Foreign currency translation impacts the results of our foreign operations which are reported in U.S. dollars, and can also impact the profitability of our foreign operations because they purchase goods in Asia in U.S. dollars. We began the year with favorable foreign exchange, but this changed during the year and we finished with foreign exchange as a headwind, which we anticipate will continue throughout 2022.

•Our 2021 results reflect a normal level of operating expenses, whereas our 2020 results were impacted by short-term cost reductions taken to offset the financial impact of the pandemic. The temporary cost reductions were gradually rescinded in late 2020 and early 2021, creating the difference. In addition, during 2021, we recorded $6.0 million in restructuring charges to further reduce long-term expenses. Long-term cost reductions taken in 2020 also benefited 2021 results.

•Our 2021 results reflect a very low effective tax rate as a consequence of releasing certain reserves.

Operating Segments

The Company has three operating business segments, each of which is comprised of different geographic regions. The Company's three operating segments are as follows:

Operating Segment	Geography	Primary Brands	Primary Products
ACCO Brands North America	United States and Canada	PowerA®, Five Star®, AT-A-GLANCE®, Quartet®, Kensington®, Swingline®, GBC®, Mead®, Hilroy®	Computer and gaming accessories, school products, planners, storage and organization, dry erase boards and accessories, laminating, stapling and punching products.

ACCO Brands EMEA	Europe, Middle East and Africa	Leitz®, Rapid®, Kensington®, Esselte®, Rexel®, PowerA®, GBC®, NOBO®, Derwent®	Storage and organization products (lever-arch binders, sheet protectors, indexes), computer and gaming accessories, stapling, punching, shredding, laminating, do-it-yourself tools, dry erase boards and writing and art products

ACCO Brands International	Australia/N.Z., Latin America and Asia-Pacific	Tilibra®, GBC®, Kensington®, Marbig®, Foroni®, Barrilito®, Artline®*, PowerA®, Spirax® *Australia/N.Z. only	School notebooks, storage and organization products (binders, sheet protectors and indexes), computer and gaming accessories, laminating, shredding, writing and arts products, janitorial supplies, dry erase boards and stapling and punching products

Each business segment designs, markets, sources, manufactures, and sells recognized consumer, technology and other end-user demanded branded products used in businesses, schools, and homes. Product designs are tailored to end-user preferences in each geographic region, and where possible, leverage common engineering, design, and sourcing.

Our product categories include gaming and computer accessories; storage and organization; notebooks; shredding; laminating and binding machines; stapling; punching; calendars; dry erase boards; and do-it-yourself tools, among others. Our portfolio includes both globally and regionally recognized brands.

We distribute our products through a wide variety of channels to ensure that our products are readily and conveniently available for purchase by consumers and other end-users, wherever they prefer to shop. These channels include mass retailers, e-tailers, discount, drug/grocery and variety chains, warehouse clubs, hardware and specialty stores, independent office product dealers, office superstores, wholesalers, contract stationers, and specialist technology businesses. We also sell directly through e-commerce sites and our direct sales organization.

Consolidated Results of Operations for the Years Ended December 31, 2021 and 2020

	Year Ended December 31,		Amount of Change
(in millions, except per share data)	2021	2020(1)	$	%/pts
Net sales	$2,025.3	$1,655.2	$370.1	22.4%
Cost of products sold	1,410.4	1,162.8	247.6	21.3%
Gross profit	614.9	492.4	122.5	24.9%
Gross profit margin	30.4%	29.7%		0.7	pts
Selling, general and administrative expenses	392.6	336.3	56.3	16.7%
SG&A % to net sales	19.4%	20.3%		(0.9)	pts
Amortization of intangibles	46.3	32.8	13.5	41.2%
Restructuring charges	6.0	10.9	(4.9)	(45.0)%
Change in fair value of contingent consideration	19.0	—	19.0	NM
Operating income	151.0	112.4	38.6	34.3%
Operating income margin	7.5%	6.8%		0.7	pts
Interest expense	46.3	38.8	7.5	19.3%
Interest income	(1.9)	(1.0)	0.9	90.0%
Non-operating pension income	(7.9)	(5.6)	2.3	41.1%
Other expense (income), net	3.1	1.6	1.5	NM
Income before income tax	111.4	78.6	32.8	41.7%
Income tax expense	9.5	16.6	(7.1)	(42.8)%
Effective tax rate	8.5%	21.1%		(12.6)	pts
Net income	101.9	62.0	39.9	64.4%
Weighted average number of diluted shares outstanding:	97.1	96.1	1.0	1.0%
Diluted income per share	$1.05	$0.65	$0.40	61.5%
Comparable net sales	$1,737.6	$1,655.2	$82.4	5.0%
(1)    The Company acquired PowerA effective December 17, 2020; the results of PowerA are included as of that date.

Net Sales

For the year ended December 31, 2021, net sales increased primarily due to the PowerA acquisition, which added $249.6 million, or 15.1 percent. Comparable sales rose 5.0 percent due equally to higher sales prices and volume. The higher volume resulted from the reopening of offices and schools within certain geographical regions. Favorable foreign exchange was $38.1 million, or 2.3 percent.

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

For the year ended December 31, 2021, the PowerA acquisition added $178.0 million, or 15.3 percent. Foreign exchange increased cost of products sold $25.4 million, or 2.2 percent. Excluding the impact of the PowerA acquisition and foreign exchange, cost of products sold increased, primarily due to cost inflation and higher sales.

Gross Profit

For the year ended December 31, 2021, the PowerA acquisition contributed $71.6 million, or 14.5 percent and foreign exchange increased gross profit $12.7 million, or 2.6 percent. Excluding the effects of the PowerA acquisition and foreign exchange, gross profit rose primarily due to higher comparable sales, cost savings, and lower inventory reserve charges, which were partially offset by higher logistics and commodity costs.

For the year ended December 31, 2021, gross profit as a percent of net sales increased 70 basis points, but the impact by segment differed with North America and International showing improvement, partly offset by margin degradation in EMEA. Overall gross profit margin rose primarily from cost savings and lower inventory reserve charges due to higher sales.

Selling, General and Administrative expenses

Selling, general and administrative expenses ("SG&A") include advertising, marketing, selling (including commissions), research and development, customer service, depreciation related to assets outside the manufacturing and distribution processes, and all other general and administrative expenses outside the manufacturing and distribution functions (e.g., information technology, finance, human resources).

For the year ended December 31, 2021, the PowerA acquisition increased SG&A $21.1 million, or 6.3 percent, foreign exchange added $7.2 million, or 2.1 percent, and integration and transaction costs were $2.6 million. The prior-year period included $4.2 million in higher government assistance and $4.4 million in integration costs related to prior acquisitions. Excluding the impact of PowerA acquisition integration and transaction costs, and foreign exchange, SG&A increased $25.6 million as our benefits and compensation were restored to normal levels and our go-to-market costs increased. These factors were partly offset by long-term cost reductions and lower bad debt expense due to improved collections on accounts receivable. The prior period benefited from many pandemic-related, short-term cost reductions, including the government assistance noted above.

For the year ended December 31, 2021, excluding the impact of the PowerA acquisition and foreign exchange, SG&A as a percentage of net sales decreased 90 basis points from the comparable prior year period primarily because of higher sales.

Restructuring Charges

For the year ended December 31, 2021, restructuring charges were $6.0 million compared with $10.9 million in 2020. Costs associated with severance expense were $5.2 million, primarily in North America. Lease abandonment charges were $0.7 million related to facilities in North America and Mexico.

Operating Income

For the year ended December 31, 2021, operating income rose to $151.0 million, primarily due to higher net sales and improved gross margin. The PowerA acquisition added operating income of $15.4 million which includes $19.0 million related to the contingent consideration expense and $13.5 million of higher amortization related to the PowerA acquisition. Restructuring costs were $4.9 million lower than prior year. Foreign exchange benefited operating income $4.5 million, or 4.0 percent.

Interest Expense

For the year ended December 31, 2021, the increase in interest expense was primarily due to higher average debt outstanding due to the PowerA acquisition.

Other Expense (Income), Net

Other expense (income), net included a call premium of $9.8 million and $3.7 million for the write-off of debt issuance costs, which was partly offset by $10.7 million of Brazilian operating tax credits as a result of favorable judicial court rulings.

Income Tax Expense

The decrease in the effective rate versus the year ended December 31, 2020, was primarily driven by the release of non-U.S. reserves for unrecognized tax benefits related to our foreign-sourced income and the revaluation of the deferred tax assets due to enacted statutory tax rate changes.

See "Note 12. Income Taxes to the Consolidated Financial Statements contained in Part II, Item 8." of this report for additional details.

Net Income/Diluted Income per Share

For the year ended December 31, 2021, net income increased primarily due to higher operating income. Higher interest expense was largely offset by lower taxes. Foreign exchange increased net income $4.1 million, or 6.6 percent.

Segment Net Sales and Operating Income for the Years Ended December 31, 2021 and 2020

ACCO Brands North America

	Year Ended December 31,		Amount of Change
(in millions)	2021	2020	$	%/pts
Net sales	$1,042.4	$822.1	$220.3	26.8%
Segment operating income(1)	121.9	83.0	38.9	46.9%
Segment operating income margin	11.7%	10.1%		1.6	pts
Comparable net sales (Non-GAAP)(2)	$835.2	$822.1	$13.1	1.6%
(1)Segment operating income excludes corporate costs, including changes in fair value of the contingent consideration. See "Note 18. Information on Business Segments" to the consolidated financial statements contained in Part II, Item 8. of this report for a reconciliation of total "Segment operating income" to "Income before income tax."
(2)See reconciliation to GAAP, contained in Part II, Item 7. "Supplemental Non-GAAP Financial Measures" of this report.

FX Impact vs US$	2021 Avg vs. 2020 Avg
Currency	Increase
Canadian dollar	7%

For the year ended December 31, 2021, net sales increased due to the PowerA acquisition which added $199.8 million, mainly in the mass and e-tail channels. Favorable foreign exchange increased net sales $7.4 million, or 0.9 percent. Comparable sales increased primarily due to $15.1 million in higher sales prices. Sales volume was flat for the full year as a decline in the first quarter from COVID-19 impacts was offset by improving demand throughout the rest of the year as schools and offices reopened.

For the year ended December 31, 2021, operating income increased $38.9 million, primarily due to the PowerA acquisition, which contributed $23.2 million (including $12.9 million of increased amortization related to the acquisition, and $3.0 million of inventory step-up charges) and $19.8 million from long-term cost reductions and $7.6 million from lower inventory charges due to higher sales, partly offset by normal SG&A expenses as the prior year benefited from many pandemic-related, short-term cost reduction measures. Restructuring charges were $3.2 million lower, and favorable foreign exchange added $1.2 million. Sales price increases did not benefit operating income as they were offset by increases in logistics and commodity costs, as well as salary and wage inflation.

ACCO Brands EMEA

	Year Ended December 31,		Amount of Change
(in millions)	2021	2020	$	%/pts
Net sales	$662.9	$523.9	$139.0	26.5%
Segment operating income(1)	61.7	51.6	10.1	19.6%
Segment operating income margin	9.3%	9.8%		(0.5)	pts
Comparable net sales (Non-GAAP)(2)	$603.3	$523.9	$79.4	15.1%
(1)Segment operating income excludes corporate costs, including changes in fair value of the contingent consideration. See "Note 18. Information on Business Segments" to the consolidated financial statements contained in Part II, Item 8. of this report for a reconciliation of total "Segment operating income" to "Income before income tax."
(2)See reconciliation to GAAP, contained in Part II, Item 7. "Supplemental Non-GAAP Financial Measures" of this report.

FX Impact vs US$	2021 Avg vs. 2020 Avg
Currency	Increase
Euro	4%
Swedish krona	7%
British pound	7%

For the year ended December 31, 2021, net sales increased primarily because of improved volume due to economic recovery and market share gains. Strong sales growth came from computer accessories, do-it-yourself tools, home-use filing items, shredders, air purifiers, and art supplies, along with an increase in many commercial product categories and $12.7 million from the Franken product range. The PowerA acquisition added $37.5 million, favorable foreign exchange contributed $22.1 million, and higher sales prices added $15.1 million. Comparable sales of $603.3 million increased 15.1 percent, mainly due to improved volume.

For the year ended December 31, 2021, operating income and operating margin increased primarily due to the PowerA acquisition, which contributed $8.6 million, and foreign exchange, which added $2.1 million, or 4.1 percent. Strong increases in operating income in the first half were partially offset by declines in the second half primarily due to lower gross profit caused by higher logistics and commodity costs. These cost increases significantly exceeded the benefit of higher sales prices. SG&A expenses increased as the prior period benefited from many pandemic-related, short-term cost reduction measures, including $2.1 million of higher government assistance.

ACCO Brands International

	Year Ended December 31,		Amount of Change
(in millions)	2021	2020	$	%/pts
Net sales	$320.0	$309.2	$10.8	3.5%
Segment operating income(1)	31.6	15.6	16.0	102.6%
Segment operating income margin	9.9%	5.0%		4.9	pts
Comparable net sales (Non-GAAP)(2)	$299.1	$309.2	$(10.1)	(3.3)%
(1)Segment operating income excludes corporate costs, including changes in fair value of the contingent consideration. See "Note 18. Information on Business Segments" to the consolidated financial statements contained in Part II, Item 8. of this report for a reconciliation of total "Segment operating income" to "Income before income tax."
(2)See reconciliation to GAAP, contained in Part II, Item 7. "Supplemental Non-GAAP Financial Measures" of this report.

FX Impact vs US$	2021 Avg vs. 2020 Avg
Currency	Increase/(Decline)
Brazilian real	(5)%
Australian dollar	9%
Mexican peso	6%
Japanese yen	(3)%

For the year ended December 31, 2021, net sales increased as a result of $13.0 million from higher prices, the PowerA acquisition contributed $12.3 million, and foreign exchange of $8.6 million. Comparable sales declined primarily due to lower volume related to the continuing impact of COVID-19 in the first quarter, partially offset by improving volume throughout the rest of the year in several countries.

For the year ended December 31, 2021, operating income and operating margin improved due to $6.5 million of lower charges related to reserves for bad debts and inventory, a net benefit from price increases, and the PowerA acquisition contributed $2.6 million. Excluding these factors, operating income decreased due to lower sales, higher expenses as the prior period benefited from short-term cost reduction measures that included $4.0 million of higher government assistance, partly offset by $8.3 million of benefits from long-term cost reductions. Restructuring costs were $1.5 million lower and foreign exchange increased operating income $1.2 million.

We have seen a steadily improving business environment as the 2021 year progressed which we anticipate will continue into 2022 and beyond.

Liquidity and Capital Resources

Our primary liquidity needs are to support our working capital requirements, service indebtedness, fund capital expenditures, and fund acquisitions. Our principal sources of liquidity are cash flows from operating activities, cash and cash equivalents held and seasonal borrowings under our $600 million multi-currency revolving credit facility (the "Revolving Facility"). As of December 31, 2021, there was $39.1 million outstanding under the Revolving Facility ($13.7 million reported in "Current portion of long-term debt" and $25.4 million reported in "Long-term debt, net") and the amount available to borrow was $550.6 million (allowing for $10.3 million of letters of credit outstanding on that date). We maintain adequate financing arrangements at market rates.

We are in a strong financial position with $41.2 million cash on hand and $550.6 million available to borrow under our Revolving Facility as of the end of 2021. In connection with the PowerA acquisition, effective November 10, 2020, we amended our bank debt maintenance covenant increasing the maximum Consolidated Leverage Ratio by 0.5x for each of the six fiscal quarters beginning March 31, 2021 and ending June 30, 2022. As of December 31, 2021, our Consolidated Leverage Ratio was approximately 3.30x. We have no debt maturities before March 2026.

Given the debt incurred in connection with our acquisition of PowerA, our 2021 cash flow was used to fund our dividend and reduce debt. Beginning in 2022, our long-term strategy remains to deploy cash to fund dividends, reduce debt, make acquisitions and repurchase stock.

The $422.3 million of debt currently outstanding under our senior secured credit facilities has a weighted average interest rate of 2.06 percent as of December 31, 2021, and $575.0 million outstanding principal amount of our senior unsecured notes (the "Senior Unsecured Notes") has a fixed interest rate of 4.25 percent.

Summary of Cash Flow by Quarter and Full-Year for 2021 and 2020:

	2021
(in millions)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Full Year
Net cash (used) provided by operating activities:	$(42.4)	$(12.7)	$99.1	$115.6	$159.6

Net cash provided (used) by investing activities:	14.4	(8.3)	(4.6)	(7.3)	(5.8)

Net cash (used) provided by financing activities:	68.3	21.9	(112.7)	(124.7)	(147.2)
Effect of foreign exchange rate changes on cash and cash equivalents	(1.8)	1.9	(1.6)	(0.5)	(2.0)
Net increase (decrease) in cash and cash equivalents	$38.5	$2.8	$(19.8)	$(16.9)	$4.6

	2020
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Full Year
Net cash (used) provided by operating activities:	$(25.2)	$(42.3)	$89.3	$97.4	$119.2

Net cash (used) by investing activities:	(6.3)	(2.0)	(2.9)	(343.5)	(354.7)

Net cash provided (used) by financing activities:	99.2	79.3	(129.9)	196.1	244.7
Effect of foreign exchange rate changes on cash and cash equivalents	(2.1)	0.4	0.5	0.8	(0.4)
Net increase (decrease) in cash and cash equivalents	$65.6	$35.4	$(43.0)	$(49.2)	$8.8

Because of the seasonality of our business, we typically generate much of our cash flow from operating activities in the third and fourth quarters, as accounts receivable are collected, and we typically use cash in the second quarter to fund working capital in order to support the North America back-to-school season. We experienced this seasonality pattern in both 2021 and 2020. As expected, we generated higher operating cash inflow than we did in 2020 due to the higher level of profit in the third and fourth quarters. We expect our cash flow in 2022 to largely follow the pattern we saw in 2021.

Consolidated cash and cash equivalents were $41.2 million as of December 31, 2021, approximately $25.6 million of which was held in Brazil. Our Brazilian business is highly seasonal due to the timing of the back-to-school season, which coincides with the calendar year-end in the fourth quarter. Due to various tax laws, it is costly to transfer short-term working capital in and out of Brazil; therefore, our normal practice is to hold seasonal cash requirements in Brazil and invest it in short-term Brazilian government securities.

Debt

Effective March 31, 2021, the Company entered into a Fifth Amendment (the “Fifth Amendment”) to the Credit Agreement. Pursuant to the Fifth Amendment, the Credit Agreement was amended to, among other things:

•further extend the maturity date from May 23, 2024 to March 31, 2026;

•further modify the maximum Consolidated Leverage Ratio financial covenant such that for the fiscal quarter ending September 30, 2022 and thereafter, the maximum leverage ratio is set at 4.00:1.00; and

•reflect more favorable pricing at higher Consolidated Leverage Ratio levels along with lower fees on undrawn amounts.

Under the Fifth Amendment, pricing was locked at LIBOR plus 2.25 percent until the Company published its financial results for the fiscal quarter ended June 30, 2021, and it became subject to the leverage-based pricing grid thereafter.

Financial Covenants

As of December 31, 2021, our Consolidated Leverage Ratio was approximately 3.30 to 1.00 versus our maximum covenant of 4.25 to 1.00. Our Interest Coverage Ratio was approximately 7.00 to 1.00 versus the minimum financial covenant of 3.00 to 1.00.

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

As of and for the periods ended December 31, 2021 and December 31, 2020, the Company was in compliance with all applicable loan covenants under its senior secured credit facilities and the Senior Unsecured Notes.

Guarantees and Security

Generally, obligations under the Credit Agreement, as amended, are guaranteed by certain of the Company's existing and future subsidiaries, and are secured by substantially all of the Company's and certain guarantor subsidiaries' assets, subject to certain exclusions and limitations.

For further information, see "Note 4. Long-term Debt and Short-term Borrowings" to the consolidated financial statements contained in Part II. Item 8. of this report.

Restructuring and Integration Activities

From time to time the Company may implement restructuring, realignment or cost-reduction plans and activities, including those related to integrating acquired businesses.

During the year ended December 31, 2021, the Company recorded $6.0 million in restructuring expenses: $4.4 million of restructuring expense for our North America segment, $0.5 million for our EMEA segment, and $1.1 million for our International segment. Restructuring charges were primarily related to severance costs and termination of lease agreements associated with cost reduction initiatives in our North America, EMEA and International segments. For further information, see "Note 11. Restructuring" to the consolidated financial statements contained in Part II. Item 8. of this report.

In addition, during the year ended December 31, 2021, the Company recorded an aggregate $2.6 million in integration and transaction expenses related to the acquisitions of PowerA and Foroni.

Cash Flow for the Years Ended December 31, 2021 and 2020

Cash Flow from Operating Activities

Cash provided by operating activities during the year ended December 31, 2021 was $159.6 million, an increase of $40.4 million compared to cash provided by operating activities of $119.2 million during the year ended December 31, 2020. The improvement in cash provided by operating activities was primarily due to an increase in net income of $39.9 million, a decrease in cash used for paying accrued expenses and other liabilities of $84.5 million, an increase in the fair value of the contingent earnout of $19.0 million, and higher depreciation and amortization costs of $15.0 million, partially offset by more cash used for net working capital investments of $113.2 million.

The table below shows our cash flow provided (used) by accounts receivable, inventories and accounts payable for the years ended December 31, 2021 and 2020:

	Year Ended December 31,		Amount of Change
(in millions)	2021	2020
Accounts receivable	$(77.6)	$101.6	$(179.2)
Inventories	(131.8)	2.2	(134.0)
Accounts payable	131.2	(68.8)	200.0
Cash flow (used) provided by net working capital	$(78.2)	$35.0	$(113.2)

•Accounts receivable was a use of cash of $77.6 million in 2021, an unfavorable change of $179.2 million compared to a source of cash of $101.6 million in 2020. The $179.2 million unfavorable change was due to strong sales (including $52.8 million in receivables from PowerA) in 2021, as compared to lower sales in 2020, driven by COVID-19 impacts.
•Inventories was a use of cash of $131.8 million in 2021, an unfavorable change of $134.0 million when compared with the $2.2 million cash provided in 2020. The use of cash for inventory was higher in 2021 compared to 2020 as a result of the Company increasing inventory to secure supply for the back-to-school season, and to support the growth in PowerA ($55.4 million) as well as increased purchases due to supply chain disruptions related to international shipping.
•Accounts payable was a source of cash of $131.2 million in 2021, a favorable change of $200.0 million when compared to a use of cash of $68.8 million in 2020. The source of cash for accounts payable was a result of the Company purchasing more inventory due to higher sales, including for back-to-school, and PowerA ($51.1 million).

Cash Flow from Investing Activities

Cash used by investing activities was $5.8 million and $354.7 million for the years ended December 31, 2021, and 2020, respectively. The cash used by investing activities was down $348.9 million primarily due to a reduction of cash used for acquisitions of $354.8 million, partially offset by an increase in cash used for capital expenditures of $5.9 million. The source of cash from acquisitions of $15.4 million during the year ended December 31, 2021, included a working capital adjustment received of $18.2 million from the acquisition of PowerA, partially offset by cash used of $2.8 million for the acquisition of Franken.

Cash Flow from Financing Activities

Cash used by financing activities was $147.2 million for the year ended December 31, 2021, an increase of $391.9 million, compared with cash provided by financing activities of $244.7 million during the prior year. The increase primarily relates to a decrease in cash provided by our incremental borrowings of $391.7 million, compared with the prior year. In addition, there were cash outflows for payments of debt issuance costs associated with our bond and bank debt refinancing in the first quarter of 2021, which were offset by a reduction of cash used for share repurchases of $18.9 million in 2020.

Capitalization

The Company had 95.8 million and 94.9 million shares of common stock outstanding as of December 31, 2021, and 2020, respectively.

Adequacy of Liquidity Sources

Based on our 2022 business plan and current forecasts, we believe that cash flow from operations, our current cash balance and borrowings available under our Revolving Facility will be adequate to support our requirements for working capital, capital expenditures, dividend payments and debt service both the short and long-term. Our future operating performance is dependent on many factors, some of which are beyond our control, including prevailing economic, financial and industry conditions. For further information on these risks, see "Part I, Item1A. Risk Factors" of this report.

Off-Balance-Sheet Arrangements and Contractual Financial Obligations

The Company does not have any material off-balance-sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Our contractual obligations and related payments by period as of December 31, 2021 were as follows:

(in millions)	2022	2023 - 2024	2025 - 2026	Thereafter	Total
Debt	$43.0	$57.3	$331.4	$575.0	$1,006.7
Interest on debt(1)	33.0	64.4	57.2	55.0	209.6
Operating lease obligations(2)	30.5	39.8	27.3	37.8	135.4
Purchase obligations(3)	190.7	2.7	1.2	0.2	194.8
Transition Toll Tax(4)	3.1	13.4	9.6	—	26.1
Other long-term liabilities(5)	17.7	15.3	15.4	36.9	85.3
Total	$318.0	$192.9	$442.1	$704.9	$1,657.9

(1)Interest calculated at December 31, 2021, rates for variable rate debt.
(2)For further information on leases, see "Note 5. Leases" to the consolidated financial statements contained in Item 8. of this report.
(3)Purchase obligations primarily consist of contracts and non-cancelable purchase orders for raw materials and finished goods.
(4)The U.S. Tax Cuts and Jobs Act requires companies to pay a one-time Transition Toll Tax, which is payable over eight years.
(5)Other long-term liabilities consist of estimated expected employer contributions for 2022, along with estimated future payments, for pension and post-retirement plans that are not paid from assets held in a plan trust.

Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at December 31, 2021, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, $43.3 million of unrecognized tax benefits have been excluded from the contractual obligations table above. For further information, see "Note 12. Income Taxes" to the consolidated financial statements contained in Part II. Item 8. of this report.

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

We performed our annual assessment, in the second quarter of 2021, on a quantitative basis, and concluded that it was not more likely than not that the fair value of any indefinite-lived intangible was less than its carrying amount. In addition, we have not identified a triggering event through December 31, 2021 that more likely than not would result in impairment.

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

We test goodwill for impairment annually, during the second quarter, or any interim period when market or business events indicate there may be a potential adverse impact on goodwill. As permitted by GAAP, we may perform a qualitative assessment to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative goodwill impairment test as required by GAAP. We performed our annual assessment in the second quarter of 2021, on a quantitative basis, and concluded that it was not more likely than not that the fair value of any reporting unit was less than its carrying amount.

Estimating the fair value of each reporting unit requires us to make assumptions and estimates regarding our future. We utilized a combination of both discounted cash flows and a market approach. The financial projections used in the valuation models reflected management's assumptions regarding revenue growth rates, economic and market trends, cost structure, and other expectations about the anticipated short-term and long-term operating results for each of our three reporting units.

Given the current economic environment and the uncertainties regarding its impact on our business, there can be no assurance that our estimates and assumptions made for purposes of our quantitative impairment testing during 2021 will prove to be accurate predictions of the future. If our assumptions regarding forecasted revenue or margin growth rates of certain reporting units are not achieved, we may be required to record impairment charges in future periods, whether in connection with our next annual impairment testing in the second quarter of 2022 or prior to that, if a triggering event is identified outside of the quarter when the annual impairment test is performed. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

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

Pension income was $5.4 million, $2.1 million and $2.5 million for the years ended December 31, 2021, 2020 and 2019, respectively. Post-retirement income was $0.4 million, $0.4 million and $0.2 million for the years ended December 31, 2021, 2020 and 2019, respectively. The increase in pension income was due to higher expected rates of return on plan assets in our foreign pension plans.

The weighted average assumptions used to determine benefit obligations for the years ended December 31, 2021, 2020, and 2019 were as follows:

	Pension						Post-retirement
	U.S.			International
	2021	2020	2019	2021	2020	2019	2021	2020	2019
Discount rate	2.9%	2.6%	3.3%	1.8%	1.2%	1.8%	2.4%	1.9%	2.7%
Rate of compensation increase	N/A	N/A	N/A	3.0%	2.9%	2.9%	N/A	N/A	N/A

The weighted average assumptions used to determine net periodic benefit cost for the years ended December 31, 2021, 2020 and 2019 were as follows:

	Pension						Post-retirement
	U.S.			International
	2021	2020	2019	2021	2020	2019	2021	2020	2019
Discount rate	3.1%	3.2%	4.0%	1.0%	1.6%	2.4%	2.2%	2.7%	3.6%
Expected long-term rate of return	6.8%	7.0%	7.4%	4.0%	4.2%	5.0%	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	2.7%	2.9%	3.0%	N/A	N/A	N/A

In 2022, we expect pension income of approximately $4.1 million and post-retirement income of approximately $0.5 million.

A 25-basis point decrease (0.25 percent) in our discount rate assumption would lead to an increase in our pension and post-retirement expense of approximately $0.6 million for 2022. A 25-basis point change in our long-term rate of return assumption would lead to an increase or decrease in pension and post-retirement expense of approximately $1.6 million for 2022.

Pension and post-retirement liabilities of $222.3 million as of December 31, 2021, decreased from $317.1 million at December 31, 2020, primarily due to the higher discount rate assumptions compared to the prior year and strong investment returns in 2021. These factors were the primary reasons for the actuarial gains of $36.8 million that were recognized in 2021.

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

Recent Accounting Standards Updates and Recently Adopted Accounting Standards

For information on recent accounting pronouncements, see "Note 2. Significant Accounting Policies, Recent Accounting Pronouncements and Adopted Accounting Standards" to the consolidated financial statements contained in Part II. Item 8. of this report.

SUPPLEMENTAL NON-GAAP FINANCIAL MEASURES

To supplement our consolidated financial statements presented in accordance with GAAP, we provide investors with certain non-GAAP financial measures, including comparable net sales. Comparable net sales represents net sales excluding the impact of material acquisitions and with current-period foreign operation sales translated at prior-year currency rates. We sometimes refer to comparable net sales as comparable sales.

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

The following tables provides a reconciliation of GAAP net sales and net sales change as reported to non-GAAP comparable net sales and comparable net sales change:

	Comparable Net Sales - Year Ended December 31, 2021
		Non-GAAP
	GAAP	Currency		Comparable
(in millions)	Net Sales	Translation	Acquisitions	Net Sales
ACCO Brands North America	$1,042.4	$7.4	$199.8	$835.2
ACCO Brands EMEA	662.9	22.1	37.5	603.3
ACCO Brands International	320.0	8.6	12.3	299.1
Total	$2,025.3	$38.1	$249.6	$1,737.6

	Amount of Change - Year Ended December 31, 2021 compared to the Year Ended December 31, 2020
	$ Change - Net Sales
		Non-GAAP
	GAAP			Comparable
	Net Sales	Currency		Net Sales
(in millions)	Change	Translation	Acquisitions	Change
ACCO Brands North America	$220.3	$7.4	$199.8	$13.1
ACCO Brands EMEA	139.0	22.1	37.5	79.4
ACCO Brands International	10.8	8.6	12.3	(10.1)
Total	$370.1	$38.1	$249.6	$82.4

	% Change - Net Sales
		Non-GAAP
	GAAP			Comparable
	Net Sales	Currency		Net Sales
	Change	Translation	Acquisitions	Change
ACCO Brands North America	26.8%	0.9%	24.3%	1.6%
ACCO Brands EMEA	26.5%	4.2%	7.2%	15.1%
ACCO Brands International	3.5%	2.8%	4.0%	(3.3)%
Total	22.4%	2.3%	15.1%	5.0%

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have seen many of our new channels of distribution grow and take share from our historical customers and this shift in the channels of distribution creates ongoing challenges and opportunities for our business. We are addressing these challenges through strong end-user brands, broader product penetration within categories, ongoing introduction of innovative new products, continuing improvements in customer service and diversification of our customer base, as well as continued cost and asset reductions.

We are exposed to various market risks, including changes in foreign currency exchange rates and interest rate changes. We enter into financial instruments to manage and reduce the impact of these risks, not for trading or speculative purposes. The counterparties to these financial instruments are major financial institutions.

See also "Part I. Item 1A. Risk Factors" of this report.

Foreign Exchange Risk Management

We enter into forward foreign currency contracts to reduce the effect of fluctuating foreign currencies, primarily on foreign inventory purchases and intercompany loans, which create foreign exchange exposure relative to the trading currency of the foreign operating unit. Our primary exposure to currency movements is in the Euro, the Swedish krona, the British pound, the Brazilian real, the Australian dollar, the Canadian dollar, and the Mexican peso. Principal currencies hedged against the U.S. dollar include the Euro, Australian dollar, Canadian dollar, Swedish krona, British pound and Japanese yen. Increases and decreases in the fair market values of our forward agreements are expected to be offset by gains/losses in recognized net underlying foreign currency transactions or loans. Notional amounts of outstanding foreign currency forward exchange contracts were $214.8 million and $299.0 million at December 31, 2021, and 2020, respectively. The net fair value of these foreign currency contracts was $5.6 million and $(4.5) million at December 31, 2021, and 2020, respectively. At December 31, 2021, a 10-percent unfavorable exchange rate movement in our portfolio of foreign currency forward contracts would have reduced our unrealized gains $22.6 million. Consistent with the use of these contracts to neutralize the effect of exchange rate fluctuations, such unrealized losses or gains would be offset by corresponding gains or losses, respectively, in the remeasurement of the underlying transactions being hedged. When taken together, we believe these forward contracts and the offsetting underlying commitments do not create material market risk.

For further information related to outstanding foreign currency forward exchange contracts, see "Note 14. Derivative Financial Instruments" and "Note 15. Fair Value of Financial Instruments" to the consolidated financial statements contained in Part II, Item 8. of this report.

Interest Rate Risk Management

Amounts outstanding under the Credit Agreement, as amended, bear interest at a rate per annum equal to the Euro Rate (with a zero percent floor for Euro borrowings), the Australian BBSR Rate, the Canadian BA Rate or the Base Rate, as applicable and as each such rate is defined in the Credit Agreement, as amended, plus an "applicable rate." The applicable rate applied to outstanding Euro, Australian and Canadian dollar denominated loans and Base Rate loans is based on the Company’s Consolidated Leverage Ratio as follows:

Consolidated Leverage Ratio	Applicable Rate on Euro/AUD/CDN Dollar Loans	Applicable Rate on Base Rate Loans	Undrawn Fee
> 4.50 to 1.00	2.50%	1.50%	0.50%
≤ 4.50 to 1.00 and > 4.00 to 1.00	2.25%	1.25%	0.38%
≤ 4.00 to 1.00 and > 3.50 to 1.00	2.00%	1.00%	0.35%
≤ 3.50 to 1.00 and > 3.00 to 1.00	1.75%	0.75%	0.30%
≤ 3.00 to 1.00 and > 2.00 to 1.00	1.50%	0.50%	0.25%
≤ 2.00 to 1.00	1.25%	0.25%	0.20%

As of December 31, 2021, the applicable rate on Euro, Australian and Canadian dollar loans was 2.00 percent and the applicable rate on Base Rate loans was 1.00 percent. Undrawn amounts under the Revolving Facility are subject to a commitment fee rate of 0.20 percent to 0.50 percent per annum, depending on the Company’s Consolidated Leverage Ratio. As of December 31, 2021, the commitment fee rate was 0.35 percent.

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

The following table summarizes information about our major debt components as of December 31, 2021, including the principal cash payments and interest rates.

Debt Obligations

	Stated Maturity Date
(in millions)	2022	2023	2024	2025	2026	Thereafter	Total	Fair Value
Long term debt:
Fixed rate Senior Unsecured Notes, due March 2029	$—	$—	$—	$—	$—	$575.0	$575.0	$570.7
Fixed interest rate							4.25%
Euro Senior Secured Term Loan A, due March 2026	$13.3	$18.2	$19.9	$24.8	$178.6	$—	$254.8	$254.8
USD Senior Secured Term Loan A, due March 2026	$4.6	$6.4	$6.9	$8.7	$62.4	$—	$89.0	$89.0
Australian Dollar Senior Secured Term Loan A, due March 2026	$2.0	$2.8	$3.1	$3.8	$27.7	$—	$39.4	$39.4
U.S. Dollar Senior Secured Revolving Credit Facility, due March 2026	$13.7	$—	$—	$—	$—	$—	$13.7	$13.7
Australian Dollar Senior Secured Revolving Credit Facility, due March 2026	$—	$—	$—	$—	$25.4	$—	$25.4	$25.4
Average variable interest rate(1)	2.06%	2.06%	2.06%	2.06%	2.06%

(1)    Rates presented are as of December 31, 2021.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
ACCO Brands Corporation:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of ACCO Brands Corporation and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes and financial statement schedule II - Valuation and Qualifying Accounts and Reserves (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Write-down of certain finished goods inventory for obsolete and slow-moving items

As discussed in Notes 2 and 8 of the consolidated financial statements, the finished goods inventory balance as of December 31, 2021 was $356.4 million. The Company records inventory at the lower of cost (principally first-in, first-out) or net realizable value. The write-down of inventory for obsolete and slow-moving inventory items (OSMI) is recorded based on write-down percentages applied to certain finished goods inventory.

We identified the evaluation of the write-down of certain finished goods inventory for OSMI as a critical audit matter, due to the subjective auditor judgment involved in evaluating the Company’s estimate of the OSMI write-down, specifically for finished goods inventory. The key assumption used in determining the OSMI write-down was the write-down percentages applied to certain finished good inventory.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s evaluation of the OSMI finished goods inventory write-down process, including controls over the write-down percentages applied to certain finished good inventory. We obtained the OSMI finished goods inventory write-down assessment, and tested that the OSMI write-down was recorded based on the write-down percentages applied to certain finished good inventory. We compared current year write-offs and write-down percentages used to the prior year OSMI reserve and to historical write-down percentages used. We also analyzed a sample of inventory items to evaluate whether the appropriate write down percentage was applied based on the nature and condition of the item.

Goodwill Impairment Assessment of International Reporting Unit

As discussed in Note 10 to the consolidated financial statements, the carrying value of goodwill as of December 31, 2021 was $802.5 million, of which $177.2 million related to the International reporting unit. The Company performs a goodwill impairment assessment on an annual basis during the second quarter of each fiscal year and whenever circumstances or other events occur that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Reporting units are tested for impairment by comparing the fair value of each reporting unit with its carrying amount. If the fair value of a reporting unit exceeds the carrying value of the net assets assigned to it, goodwill is not considered impaired and no further testing is required. If the carrying amount exceeds the fair value, an impairment loss is recorded. Management generally uses a combination of both a discounted cash flows and market approach to estimate the fair value of reporting units. During 2021, the Company performed a quantitative assessment for its annual impairment evaluation and concluded that no impairment existed.

We identified the evaluation of the recoverability of the carrying value of goodwill for the International reporting unit as a critical audit matter. Specifically, our evaluation of certain assumptions, including forecasted revenue projections and the discount rate, required a high degree of auditor judgment as they were based on subjective determinations of future market and economic conditions. The assumptions were challenging to audit as changes to the assumptions could have had a significant effect on the Company’s assessment of the fair value of the reporting unit and whether an impairment existed. Additionally, the audit effort associated with the evaluation of the discount rate required specialized skills and knowledge.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s goodwill impairment assessment process including controls over the revenue projections and the discount rate. We evaluated the Company’s forecasted revenue growth rates for the International reporting unit, by comparing them to the Company’s historical growth rates, arrangements with customers, and inflation rate factors. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the Company’s selection of the discount rate, by comparing it to discount rate ranges that were independently developed using publicly available market data. They also assisted in performing a sensitivity analysis to assess the impact of possible changes to the discount rate.

/s/ KPMG LLP

We have served as the Company’s auditor since 2009.

Chicago, Illinois
February 23, 2022

ACCO Brands Corporation and Subsidiaries
Consolidated Balance Sheets

(in millions)	December 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$41.2	$36.6
Accounts receivable less allowances of $27.6 and $25.5, respectively	416.1	356.0
Inventories	428.0	305.1
Other current assets	39.6	30.5
Total current assets	924.9	728.2
Total property, plant and equipment	656.4	657.8
Less: accumulated depreciation	(441.8)	(416.4)
Property, plant and equipment, net	214.6	241.4
Right of use asset, leases	105.2	89.2
Deferred income taxes	115.9	136.5
Goodwill	802.5	827.4
Identifiable intangibles, net of accumulated amortization of $346.1 and $307.4, respectively	902.2	977.0
Other non-current assets	26.0	49.0
Total assets	$3,091.3	$3,048.7
Liabilities and Stockholders' Equity
Current liabilities:
Notes payable	$9.4	$5.7
Current portion of long-term debt	33.6	70.8
Accounts payable	308.2	180.2
Accrued compensation	56.9	41.0
Accrued customer program liabilities	101.4	91.4
Lease liabilities	24.4	22.6
Current portion of contingent consideration	24.8	10.4
Other current liabilities	149.9	134.8
Total current liabilities	708.6	556.9
Long-term debt, net of debt issuance costs of $9.6 and $5.5, respectively	954.1	1,054.6
Long-term lease liabilities	89.0	76.5
Deferred income taxes	145.2	170.6
Pension and post-retirement benefit obligations	222.3	317.1
Contingent consideration	12.0	7.8
Other non-current liabilities	95.3	122.5
Total liabilities	2,226.5	2,306.0
Stockholders' equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized; none issued and none outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 100,118,494 and 99,129,455 shares issued and 95,817,946 and 94,942,565 outstanding, respectively	1.0	1.0
Treasury stock, 4,300,548 and 4,186,890 shares, respectively	(40.9)	(39.9)
Paid-in capital	1,902.2	1,883.1
Accumulated other comprehensive loss	(535.5)	(564.2)
Accumulated deficit	(462.0)	(537.3)
Total stockholders' equity	864.8	742.7
Total liabilities and stockholders' equity	$3,091.3	$3,048.7
See notes to consolidated financial statements.

ACCO Brands Corporation and Subsidiaries
Consolidated Statements of Income

	Year Ended December 31,
(in millions, except per share data)	2021	2020	2019
Net sales	$2,025.3	$1,655.2	$1,955.7
Cost of products sold	1,410.4	1,162.8	1,322.2
Gross profit	614.9	492.4	633.5
Operating costs and expenses:
Selling, general and administrative expenses	392.6	336.3	389.9
Amortization of intangibles	46.3	32.8	35.4
Restructuring charges	6.0	10.9	12.0
Change in fair value of contingent consideration	19.0	—	—
Total operating costs and expenses	463.9	380.0	437.3
Operating income	151.0	112.4	196.2
Non-operating expense (income):
Interest expense	46.3	38.8	43.2
Interest income	(1.9)	(1.0)	(3.2)
Non-operating pension income	(7.9)	(5.6)	(5.5)
Other expense (income), net	3.1	1.6	(1.8)
Income before income tax	111.4	78.6	163.5
Income tax expense	9.5	16.6	56.7
Net income	$101.9	$62.0	$106.8

Per share:
Basic income per share	$1.07	$0.65	$1.07
Diluted income per share	$1.05	$0.65	$1.06

Weighted average number of shares outstanding:
Basic	95.5	94.9	99.5
Diluted	97.1	96.1	101.0

See notes to consolidated financial statements.

ACCO Brands Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(in millions)	2021	2020	2019
Net income	$101.9	$62.0	$106.8
Other comprehensive income (loss), net of tax:
Unrealized income (loss) on derivative instruments, net of tax (expense) benefit of $(3.0), $1.1 and $0.9, respectively	7.1	(2.9)	(2.3)

Foreign currency translation adjustments, net of tax expense of $(2.3), $(3.3) and $(1.3), respectively	(23.4)	(19.3)	(0.3)

Recognition of deferred pension and other post-retirement items, net of tax (expense) benefit of $(12.3), $10.5 and $13.6, respectively	45.0	(36.3)	(41.4)
Other comprehensive income (loss), net of tax	28.7	(58.5)	(44.0)

Comprehensive income	$130.6	$3.5	$62.8
See notes to consolidated financial statements.

ACCO Brands Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31,
(in millions)	2021	2020	2019
Operating activities
Net income	$101.9	$62.0	$106.8
Amortization of inventory step-up	3.0	—	0.9
Loss on disposal of assets	0.1	0.2	0.7
Deferred income tax (benefit) expense	(21.0)	(7.6)	8.7
Change in fair value of contingent liability	19.0	—	—
Depreciation	39.4	37.9	34.9
Amortization of debt issuance costs	2.8	2.4	2.3
Amortization of intangibles	46.3	32.8	35.4
Stock-based compensation	15.2	6.5	10.1
Loss on debt extinguishment	3.7	—	0.2
Other non-cash items	—	1.1	—
Changes in balance sheet items:
Accounts receivable	(77.6)	101.6	(14.8)
Inventories	(131.8)	2.2	71.4
Other assets	(1.2)	14.7	(0.4)
Accounts payable	131.2	(68.8)	(32.8)
Accrued expenses and other liabilities	26.3	(58.2)	(26.7)
Accrued income taxes	2.3	(7.6)	7.2
Net cash provided by operating activities	159.6	119.2	203.9
Investing activities
Additions to property, plant and equipment	(21.2)	(15.3)	(32.8)
Proceeds from the disposition of assets	—	—	0.5
Cost of acquisitions, net of cash acquired	15.4	(339.4)	(41.3)
Other assets acquired	—	—	(6.0)
Net cash used by investing activities	(5.8)	(354.7)	(79.6)
Financing activities
Proceeds from long-term borrowings	659.7	438.6	325.8
Repayments of long-term debt	(766.3)	(151.9)	(387.9)
Proceeds of notes payable, net	3.7	2.1	(8.5)
Payment for debt premium	(9.8)	—	—
Payments for debt issuance costs	(10.5)	(3.2)	(3.4)
Repurchases of common stock	—	(18.9)	(65.0)
Dividends paid	(25.8)	(24.6)	(24.4)
Payments related to tax withholding for stock-based compensation	(0.9)	(1.8)	(4.2)
Payments of contingent consideration	(0.4)	—	—
Proceeds from the exercise of stock options	3.1	4.4	4.2
Net cash (used) provided by financing activities	(147.2)	244.7	(163.4)
Effect of foreign exchange rate changes on cash and cash equivalents	(2.0)	(0.4)	(0.1)
Net increase in cash and cash equivalents	4.6	8.8	(39.2)
Cash and cash equivalents
Beginning of the period	36.6	27.8	67.0
End of the period	$41.2	$36.6	$27.8
Cash paid during the year for:
Interest	$37.6	$36.0	$42.1
Income taxes	$28.0	$32.2	$41.9

See notes to consolidated financial statements.

ACCO Brands Corporation and Subsidiaries
Consolidated Statements of Stockholders’ Equity

(in millions)	Common Stock	Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Accumulated Deficit	Total
Balance at December 31, 2018	$1.1	$1,941.0	$(461.7)	$(33.9)	$(656.8)	$789.7
Cumulative effect due to the adoption of ASU 2016-02	—	—	—	—	0.5	0.5
Adjusted balance at December 31, 2018	1.1	1,941.0	(461.7)	(33.9)	(656.3)	790.2
Net income	—	—	—	—	106.8	106.8
Loss on derivative financial instruments, net of tax	—	—	(2.3)	—	—	(2.3)
Translation impact	—	—	(0.3)	—	—	(0.3)
Pension and post-retirement adjustment, net of tax	—	—	(41.4)	—	—	(41.4)
Common stock repurchases	(0.1)	(64.9)	—	—	—	(65.0)
Stock-based compensation	—	10.5	—	—	(0.4)	10.1
Common stock issued, net of shares withheld for employee taxes	—	4.2	—	(4.3)	—	(0.1)
Dividends declared per share, $0.245	—	—	—	—	(24.4)	(24.4)
Other	—	—	—	—	0.1	0.1
Balance at December 31, 2019	1.0	1,890.8	(505.7)	(38.2)	(574.2)	773.7
Net income	—	—	—	—	62.0	62.0
Loss on derivative financial instruments, net of tax	—	—	(2.9)	—	—	(2.9)
Translation impact	—	—	(19.3)	—	—	(19.3)
Pension and post-retirement adjustment, net of tax	—	—	(36.3)	—	—	(36.3)
Common stock repurchases	—	(18.9)	—	—	—	(18.9)
Stock-based compensation	—	6.7	—	—	(0.2)	6.5
Common stock issued, net of shares withheld for employee taxes	—	4.4	—	(1.8)	—	2.6
Dividends declared per share, $0.260	—	—	—	—	(24.6)	(24.6)
Other	—	0.1	—	0.1	(0.3)	(0.1)
Balance at December 31, 2020	1.0	1,883.1	(564.2)	(39.9)	(537.3)	742.7
Net income	—	—	—	—	101.9	101.9
Gain on derivative financial instruments, net of tax	—	—	7.1	—	—	7.1
Translation impact	—	—	(23.4)	—	—	(23.4)
Pension and post-retirement adjustment, net of tax	—	—	45.0	—	—	45.0
Stock-based compensation	—	16.0	—	—	(0.8)	15.2
Common stock issued, net of shares withheld for employee taxes	—	3.1	—	(0.9)	—	2.2
Dividends declared per share, $0.270	—	—	—	—	(25.8)	(25.8)
Other	—	—	—	(0.1)	—	(0.1)
Balance at December 31, 2021	$1.0	$1,902.2	$(535.5)	$(40.9)	$(462.0)	$864.8

See notes to consolidated financial statements.

ACCO Brands Corporation and Subsidiaries
Consolidated Statements of Stockholders’ Equity (Continued)
Shares of Capital Stock

	Common Stock	Treasury Stock	Net Shares
Shares at December 31, 2018	106,249,322	3,500,622	102,748,700
Common stock issued, net of shares withheld for employee taxes	2,012,765	466,823	1,545,942
Common stock repurchases	(7,849,154)	—	(7,849,154)
Shares at December 31, 2019	100,412,933	3,967,445	96,445,488
Common stock issued, net of shares withheld for employee taxes	1,406,814	219,445	1,187,369
Common stock repurchases	(2,690,292)	—	(2,690,292)
Shares at December 31, 2020	99,129,455	4,186,890	94,942,565
Common stock issued, net of shares withheld for employee taxes	989,039	113,658	875,381
Shares at December 31, 2021	100,118,494	4,300,548	95,817,946

See notes to consolidated financial statements.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements

1. Basis of Presentation

As used in this Annual Report on Form 10-K for the fiscal year ended December 31, 2021, the terms "ACCO Brands," "ACCO," the "Company," "we," "us," and "our" refer to ACCO Brands Corporation, a Delaware corporation incorporated in 2005, and its consolidated domestic and international subsidiaries.

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

Effective December 17, 2020, we completed the acquisition of PowerA, a leading provider of third-party video gaming console accessories primarily in North America. The purchase price was $321.8 million, net of a working capital adjustment received of $18.2 million, plus an additional earnout of up to $55.0 million in cash, contingent upon PowerA achieving one- and two-year sales and profit growth objectives. The fair value of the contingent earnout liability was $36.8 million as of December 31, 2021. The results of PowerA are included in all three of the Company's segments effective December 17, 2020.

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

Our product categories include gaming and computer accessories; storage and organization; notebooks; shredding; laminating and binding machines; stapling; punching; calendars; dry erase boards; and do-it-yourself tools, among others. Our portfolio includes both globally and regionally recognized brands.

We distribute our products through a wide variety of channels to ensure that our products are readily and conveniently available for purchase by consumers and other end-users, wherever they prefer to shop. These channels include mass retailers, e-tailers, discount, drug/grocery and variety chains, warehouse clubs, hardware and specialty stores, independent office product dealers, office superstores, wholesalers, contract stationers, and specialist technology businesses. We also sell directly through e-commerce sites and our direct sales organization.

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

We capitalize interest for major capital projects. Capitalized interest is added to the cost of the underlying assets and is depreciated over the useful lives of those assets. We did not capitalize any interest for the year ended December 31, 2021, and capitalized $0.3 million and $0.5 million of interest for the years ended December 31, 2020 and 2019, respectively.

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

We performed our annual assessment, in the second quarter of 2021, on a quantitative basis, and concluded that it was not more likely than not that the fair value of any indefinite-lived intangible was less than its carrying amount. In addition, we have not identified a triggering event through December 31, 2021 that more likely than not would result in impairment.

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

We test goodwill for impairment annually, during the second quarter, or any interim period when market or business events indicate there may be a potential adverse impact on goodwill. As permitted by GAAP, we may perform a qualitative assessment to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative goodwill impairment test as required by GAAP. We performed our annual assessment in the second quarter of 2021, on a quantitative basis, and concluded that it was not more likely than not that the fair value of any reporting unit was less than its carrying amount.

Estimating the fair value of each reporting unit requires us to make assumptions and estimates regarding our future. We utilized a combination of both discounted cash flows and a market approach. The financial projections used in the valuation models reflected management's assumptions regarding revenue growth rates, economic and market trends, cost structure, and other expectations about the anticipated short-term and long-term operating results for each of our three reporting units.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The implied fair values of all three of our reporting units, more likely than not, exceed their carrying values at December 31, 2021. In addition, we have not identified a triggering event that would cause us to perform another quantitative goodwill impairment analysis. In management’s opinion, the goodwill balance for our ACCO Brands International reporting unit could be at risk for impairment if operating performance does not recover as expected from the current impacts of COVID-19, if we experience negative changes to the long-term outlook for the business, or if changes in factors and assumptions occur which impact the fair value such as low or declining revenue growth rates, depressed operating margins or adverse changes to the discount rates impacting this report unit.

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

As of December 31, 2021, the Company has recorded $4.8 million of deferred taxes on approximately $319 million of unremitted earnings of non-U.S. subsidiaries that may be remitted to the U.S. The Company has approximately $216 million of additional unremitted earnings of non-U.S. subsidiaries, which are indefinitely reinvested and for which no deferred taxes have been provided.

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

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Customer Program Costs: Customer programs and incentives ("Customer Program Costs") are a common practice in our industry. We incur Customer Program Costs to obtain favorable product placement, to promote sell-through of products and to maintain competitive pricing. The amount of consideration we receive and revenue we recognize is impacted by Customer Program Costs, including sales rebates (which are generally tied to achievement of certain sales volume levels); in-store promotional allowances; shared media and customer catalog allowances; other cooperative advertising arrangements; freight allowance programs offered to our customers; and allowances for discounts. We recognize Customer Program Costs, primarily as a deduction to gross sales, at the time that the associated revenue is recognized. Customer Program Costs are based on management's best estimates using the most likely amount method and is an amount that is probable of not being reversed. In the absence of a signed contract, estimates are based on historical or projected experience for each program type or customer. We adjust our estimate of revenue when the most likely amount of consideration we expect to receive changes.

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

Advertising Expenses

Advertising expenses were $117.4 million, $99.0 million and $98.4 million for the years ended December 31, 2021, 2020 and 2019, respectively. These costs primarily include, but are not limited to, cooperative advertising and promotional allowances as described in "Customer Program Costs" above, and are principally expensed as incurred.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Warranty Reserves

We offer our customers various warranty terms based on the type of product that is sold. Estimated future obligations related to products sold under these warranty terms are provided by charges to cost of products sold in the same period in which the related revenue is recognized.

Research and Development Expenses

Research and development expenses were $26.6 million, $19.7 million and $21.8 million for the years ended December 31, 2021, 2020 and 2019, respectively, are classified as SG&A expenses and are charged to expense as incurred.

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

There are no recently issued accounting pronouncements that are expected to have an impact on the Company’s financial condition, results of operations or cash flow.

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

There were no other accounting standards that were adopted in 2021 that had a material effect on the Company’s financial condition, results of operations or cash flow.

On January 1, 2019, the Company adopted accounting standard ASU No. 2016-02, Leases (Topic 842). The adoption of ASU 2016-02 did not materially affect our Consolidated Statements of Income, Consolidated Statements of Cash Flows or Consolidated Statement of Stockholders' Equity.

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

The purchase price was $321.8 million, net of a working capital adjustment received of $18.2 million, plus an additional earnout of up to $55.0 million in cash. The earnout is contingent upon PowerA achieving one- and two- year sales and profit growth objectives. The fair value of the contingent earnout liability was $36.8 million as of December 31, 2021. The PowerA acquisition and related expenses were funded by cash on hand, as well as borrowings from our revolving credit facility.

For accounting purposes, the Company was the acquiring enterprise. The PowerA acquisition is being accounted for as a purchase business combination and PowerA's results are included in the Company’s consolidated financial statements as of December 31, 2020. The additional net sales contributed by the PowerA acquisition for the year ended December 31, 2021 were $249.6 million.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

During 2021, we finalized our fair value estimate of assets acquired and liabilities assumed as of the acquisition date. The following table presents the allocation of the consideration given to the fair values of the assets acquired and liabilities assumed at the date of the PowerA acquisition:

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

Transaction costs related to the PowerA acquisition were $0.1 million and $3.7 million for the years ended December 31, 2021, and 2020, respectively. These costs were reported as SG&A expenses in the Company's Consolidated Statements of Income.

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

Had the PowerA acquisition occurred on January 1, 2019, unaudited pro forma consolidated results of the Company for the years ended December 31, 2021, 2020 and 2019 would have been as follows:

(in millions)	2021	2020	2019
Net sales	$2,025.3	$1,857.2	$2,124.0
Net income	101.9	76.9	120.0
Net income per diluted common share	$1.05	$0.80	$1.19

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
Notes to Consolidated Financial Statements (Continued)

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

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Cumberland Asset Acquisition

On January 31, 2019, the Company completed the purchase of certain assets, including inventory and certain identifiable intangibles, related to the Cumberland brand (the "Cumberland Asset Acquisition") in Australia for a purchase price of A$8.2 million (US$6.0 million based on January 31, 2019 exchange rates). The Cumberland Asset Acquisition extended our presence in Australia into new product categories. The Company accounted for the transaction as an asset acquisition, as the set of assets acquired does not meet the criteria to be classified as a business under GAAP. During the twelve months ended December 31, 2019, transaction costs related to the Cumberland Asset Acquisition were US$0.1 million. These costs were reported as SG&A expenses in the Company's Consolidated Statements of Income.

The following table summarizes the fair value of assets acquired:

(in millions)	At January 31, 2019
Inventory	$2.8
Identifiable intangibles	3.2
Fair value of assets acquired	$6.0

4. Long-term Debt and Short-term Borrowings

Notes payable and long-term debt, listed in order of the priority of security interests in assets of the Company, consisted of the following as of December 31, 2021 and 2020:

(in millions)	2021	2020
Euro Senior Secured Term Loan A, due March 2026 (floating interest rate of 2.00% at December 31, 2021)	$254.8	$—
Euro Senior Secured Term Loan A, due May 2024 (floating interest rate of 2.50% at December 31, 2020)	—	287.4
USD Senior Secured Term Loan A, due March 2026 (floating interest rate of 2.22% at December 31, 2021)	89.0	—
USD Senior Secured Term Loan A, due May 2024 (floating interest rate of 3.50% at December 31, 2020)	—	92.5
Australian Dollar Senior Secured Term Loan A, due March 2026 (floating interest rate of 2.11% at December 31, 2021)	39.4	—
Australian Dollar Senior Secured Term Loan A, due May 2024 (floating interest rate of 2.57% at December 31, 2020)	—	43.4
U.S. Dollar Senior Secured Revolving Credit Facility, due March 2026 (floating interest rate of 2.10% at December 31, 2021)	13.7	—
U.S. Dollar Senior Secured Revolving Credit Facility, due May 2024 (floating interest rate of 3.50% at December 31, 2020)	—	307.2
Australian Dollar Senior Secured Revolving Credit Facility, due March 2026 (floating interest rate of 2.06% at December 31, 2021)	25.4	—
Australian Dollar Senior Secured Revolving Credit Facility, due May 2024 (floating interest rate of 2.57% at December 31, 2020)	—	25.4
Senior Unsecured Notes, due March 2029 (fixed interest rate of 4.25%)	575.0	—
Senior Unsecured Notes, due December 2024 (fixed interest rate of 5.25%)	—	375.0
Other borrowings	9.4	5.7
Total debt	1,006.7	1,136.6
Less:
Current portion	43.0	76.5
Debt issuance costs, unamortized	9.6	5.5
Long-term debt, net	$954.1	$1,054.6

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

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Bank of America, N.A., as administrative agent, and the other lenders party thereto. Pursuant to the Fourth Amendment, the Credit Agreement was amended to, among other things:

•provide flexibility under the permitted acquisition provisions to accommodate the acquisition of PowerA;

•change the maximum Consolidated Leverage Ratio financial covenant by 0.50:1.00 from current levels for each of the six fiscal quarters ending March 31, 2021 and ending June 30, 2022, as follows:

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

Effective March 31, 2021, the Company entered into a Fifth Amendment (the “Fifth Amendment”) to the Credit Agreement. Pursuant to the Fifth Amendment, the Credit Agreement was amended to, among other things:

•further extend the maturity date from May 23, 2024 to March 31, 2026;

•further modify the maximum Consolidated Leverage Ratio financial covenant such that for the fiscal quarter ending September 30, 2022 and thereafter, the maximum leverage ratio is set at 4.00:1.00; and

•reflect more favorable pricing at higher Consolidated Leverage Ratio levels along with lower fees on undrawn amounts.

Under the Fifth Amendment, pricing was locked at LIBOR plus 2.25 percent until the Company published its financial results for the fiscal quarter ended June 30, 2021, and it became subject to the leverage-based pricing grid thereafter.

We incurred and capitalized approximately $2.3 million in bank, legal and other fees associated with the Fifth Amendment.

Senior Unsecured Notes

On March 15, 2021, the Company completed a private offering of $575.0 million in aggregate principal amount of 4.25 percent Senior Notes due March 2029 (the "New Notes"), which were issued under an indenture, dated as of March 15, 2021 (the "New Indenture"), among the Company, as issuer, the guarantors named therein and Wells Fargo Bank, National Association, as trustee. Interest on the New Notes is payable semiannually on March 15 and September 15 of each year, beginning on September 15, 2021.

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

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

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

In addition, effective March 15, 2021, the Company irrevocably deposited with the trustee of its 5.25 percent Senior Notes due 2024 (the "Prior Notes") an amount necessary to pay the aggregate redemption price for the Prior Notes, and satisfied and discharged all its obligations related to the Prior Notes indenture. Proceeds from the offering of the New Notes were applied toward the payment of the aggregate redemption price for the Prior Notes, the repayment of approximately $178.0 million of the Company’s outstanding borrowings under its Revolving Facility and to pay fees and expenses related to the offering of the New Notes. The Prior Notes were redeemed on March 31, 2021 at an aggregate redemption price of $390.6 million, consisting of $375 million of the principal due and payable on the Prior Notes, a call premium of $9.8 million (included in "Other expense, net"), and accrued and unpaid interest of $5.8 million (included in "Interest expense").

Also included in "Other expense, net" is a $3.7 million charge for the write-off of debt issuance costs. Additionally, we incurred and capitalized approximately $8.2 million in bank, legal and other fees associated with the issuance of the New Notes.

As of December 31, 2021, there was $39.1 million in borrowings outstanding under the Revolving Facility. The remaining amount available for borrowings was $550.6 million (allowing for $10.3 million of letters of credit outstanding on that date).

Amortization

The outstanding principal amounts under the Term Loan Facility are payable in quarterly installments in an amount representing, on an annual basis, 1.25 percent of the initial aggregate principal amount of such loan facility and increasing to 2.50 percent in June 2023.

Interest Rates

Amounts outstanding under the Credit Agreement, as amended, bear interest at a rate per annum equal to the Euro Rate (with a zero percent floor for Euro borrowings), the Australian BBSR Rate, the Canadian BA Rate or the Base Rate, as applicable and as each such rate is defined in the Credit Agreement, as amended, plus an "applicable rate." The applicable rate applied to outstanding Euro, Australian and Canadian dollar denominated loans and Base Rate loans is based on the Company’s Consolidated Leverage Ratio as follows:

Consolidated Leverage Ratio	Applicable Rate on Euro/AUD/CDN Dollar Loans	Applicable Rate on Base Rate Loans	Undrawn Fee
> 4.50 to 1.00	2.50%	1.50%	0.50%
≤ 4.50 to 1.00 and > 4.00 to 1.00	2.25%	1.25%	0.38%
≤ 4.00 to 1.00 and > 3.50 to 1.00	2.00%	1.00%	0.35%
≤ 3.50 to 1.00 and > 3.00 to 1.00	1.75%	0.75%	0.30%
≤ 3.00 to 1.00 and > 2.00 to 1.00	1.50%	0.50%	0.25%
≤ 2.00 to 1.00	1.25%	0.25%	0.20%

As of December 31, 2021, the applicable rate on Euro, Australian and Canadian dollar loans was 2.00 percent and the applicable rate on Base Rate loans was 1.00 percent. Undrawn amounts under the Revolving Facility are subject to a commitment fee rate of 0.20 percent to 0.50 percent per annum, depending on the Company’s Consolidated Leverage Ratio. As of December 31, 2021, the commitment fee rate was 0.35 percent.

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

Financial Covenants

As of December 31, 2021, our Consolidated Leverage Ratio was approximately 3.30 to 1.00 versus our maximum covenant of 4.25 to 1.00. Our Interest Coverage Ratio was approximately 7.00 to 1.00 versus the minimum financial covenant of 3.00 to 1.00.

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

Senior Unsecured Notes due March 2029 (the "Senior Unsecured Notes")

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

Compliance with Loan Covenants

As of and for the periods ended December 31, 2021 and December 31, 2020, the Company was in compliance with all applicable loan covenants under its senior secured credit facilities and the Senior Unsecured Notes.

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

The components of lease expense for the years ended December 31, 2021 and 2020 were as follows:

(in millions)	2021	2020
Operating lease cost	$29.7	$28.3
Sublease income	(1.9)	(1.2)
Total lease cost	$27.8	$27.1

Total rental expense reported in our Consolidated Statements of Income for all non-cancelable operating leases (reduced by minor amounts for subleases) amounted to $27.9 million for the year ended December 31, 2019.

Other information related to leases for the years ended December 31, 2021 and 2020 was as follows:

(in millions, except lease term and discount rate)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$31.1	$28.8
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$41.1	$9.0

Weighted average remaining lease term:
Operating leases	6.8 years

Weighted average discount rate:
Operating leases	4.6%

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Future minimum lease payments, net of sub-lease income, for all non-cancelable leases as of December 31, 2021 were as follows:

(in millions)
2022	$30.5
2023	21.8
2024	18.0
2025	15.0
2026	12.3
Thereafter	37.8
Total minimum lease payments	135.4
Less imputed interest	21.6
Future minimum payments for leases, net of sublease rental income and imputed interest	$113.8

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

On January 20, 2009, the Company’s Board of Directors approved plan amendments to temporarily freeze our ACCO Brands Corporation Pension Plan for Salaried and Certain Hourly Paid Employees in the U.S. (the "U.S. Salaried Plan") effective March 7, 2009. During the fourth quarter of 2014, the U.S. Salaried Plan became permanently frozen and, as of December 31, 2014, we permanently froze a portion of our U.S. pension plan for certain bargained hourly employees. During the first quarter of 2021, the Company froze the pension benefit for the Sidney, New York bargained hourly employees under the ACCO Brands Corporation Pension Plan. As of December 31, 2016, all of our Canadian pension plans were frozen.

We also provide post-retirement health care and life insurance benefits to certain employees and retirees in the U.S., U.K. and Canada. All but one of these benefit plans is no longer open to new participants. Many employees and retirees outside of the U.S. are covered by government health care programs.

Our German Esselte Leitz Pension Plan had an unfunded liability of $151.7 million and $167.9 million for the years ended December 31, 2021 and 2020, respectively. As is customary, there are no plans to, and there is no requirement to, fund the German Pension Plan other than to meet the current liabilities.

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

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The following table sets forth our defined benefit pension and post-retirement plans funded status and the amounts recognized in our Consolidated Balance Sheets:

	Pension				Post-retirement
	U.S.		International
(in millions)	2021	2020	2021	2020	2021	2020
Change in projected benefit obligation (PBO)
Projected benefit obligation at beginning of year	$226.1	$211.6	$748.7	$690.7	$5.1	$5.3
Service cost	0.5	1.6	1.5	1.5	—	—
Interest cost	4.5	5.9	6.3	9.7	0.1	0.1
Actuarial (gain) loss	(3.1)	17.9	(33.2)	60.7	(0.5)	—
Participants’ contributions	—	—	0.1	0.1	—	0.1
Benefits paid	(15.5)	(10.9)	(28.4)	(27.6)	(0.5)	(0.5)
Settlement	—	—	(0.3)	(27.4)	—	—
Foreign exchange rate changes	—	—	(21.4)	41.0	0.1	0.1
Acquisitions	—	—	0.3	—	—	—
Projected benefit obligation at end of year	212.5	226.1	673.6	748.7	4.3	5.1
Change in plan assets
Fair value of plan assets at beginning of year	170.6	158.0	484.8	460.3	—	—
Actual return on plan assets	18.6	18.6	16.5	45.0	—	—
Employer contributions	7.2	4.9	15.0	14.2	0.5	0.4
Participants’ contributions	—	—	0.1	0.1	—	0.1
Benefits paid	(15.5)	(10.9)	(28.4)	(27.6)	(0.5)	(0.5)
Settlement	—	—	(0.3)	(27.4)	—	—
Foreign exchange rate changes	—	—	(6.0)	20.2	—	—
Fair value of plan assets at end of year	180.9	170.6	481.7	484.8	—	—
Funded status (Fair value of plan assets less PBO)	$(31.6)	$(55.5)	$(191.9)	$(263.9)	$(4.3)	$(5.1)
Amounts recognized in the Consolidated Balance Sheets consist of:
Other non-current assets	$—	$—	$2.0	$0.6	$—	$—
Other current liabilities	—	—	7.1	7.5	0.4	0.5
Pension and post-retirement benefit obligations	31.6	55.5	186.8	257.0	3.9	4.6
Components of accumulated other comprehensive income, net of tax:
Unrecognized actuarial loss (gain)	96.1	110.0	166.5	208.3	(4.3)	(4.4)
Unrecognized prior service cost (credit)	—	1.5	6.1	6.4	(0.1)	(0.1)

Pension and post-retirement benefit obligations of $222.3 million as of December 31, 2021, decreased from $317.1 million as of December 31, 2020, primarily due to the higher discount rate assumptions compared to the prior year and strong investment returns in 2021. These factors were the primary reasons for the actuarial gains recognized in 2021.

The accumulated benefit obligation for all pension plans was $870.7 million and $962.6 million at December 31, 2021 and 2020, respectively.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The following table sets out information for pension plans with an accumulated benefit obligation in excess of plan assets:

	U.S.		International
(in millions)	2021	2020	2021	2020
Accumulated benefit obligation	$212.5	$226.1	$616.7	$716.0
Fair value of plan assets	180.9	170.6	437.8	463.7

The following table sets out information for pension plans with a projected benefit obligation in excess of plan assets:

	U.S.		International
(in millions)	2021	2020	2021	2020
Projected benefit obligation	$212.5	$226.1	$631.7	$728.3
Fair value of plan assets	180.9	170.6	437.8	463.7

The components of net periodic benefit (income) expense for pension and post-retirement plans for the years ended December 31, 2021, 2020, and 2019, were as follows:

	Pension						Post-retirement
	U.S.			International
(in millions)	2021	2020	2019	2021	2020	2019	2021	2020	2019
Service cost	$0.5	$1.6	$1.3	$1.5	$1.5	$1.3	$—	$—	$—
Interest cost	4.5	5.9	7.4	6.3	9.7	13.4	0.1	0.1	0.2
Expected return on plan assets	(11.4)	(11.4)	(11.7)	(19.3)	(18.6)	(20.5)	—	—	—
Amortization of net loss (gain)	3.6	3.2	2.2	7.1	4.9	3.3	(0.5)	(0.5)	(0.4)
Amortization of prior service cost	0.1	0.4	0.4	0.3	0.3	0.3	—	—	—
Curtailment loss(2)	1.4	—	—	—	—	—	—	—	—
Settlement loss	—	—	—	—	0.4	0.1	—	—	—
Net periodic benefit income (1)	$(1.3)	$(0.3)	$(0.4)	$(4.1)	$(1.8)	$(2.1)	$(0.4)	$(0.4)	$(0.2)

(1)The components, other than service cost, are included in the line "Non-operating pension income" in the Consolidated Statements of Income.
(2)Curtailment loss of $1.4 million due to the pension benefit freeze for the Sidney, New York bargained hourly employees under the ACCO Brands Corporation Pension Plan.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Other changes in plan assets and benefit obligations that were recognized in accumulated other comprehensive income (loss) during the years ended December 31, 2021, 2020, and 2019 were as follows:

	Pension						Post-retirement
	U.S.			International
(in millions)	2021	2020	2019	2021	2020	2019	2021	2020	2019
Current year actuarial (gain) loss	$(10.3)	$10.6	$15.0	$(30.5)	$36.5	$43.3	$(0.5)	$—	$(1.0)
Amortization of actuarial (loss) gain	(3.6)	(3.2)	(2.2)	(7.1)	(5.3)	(3.3)	0.5	0.5	0.4
Amortization of prior service cost	(1.5)	(0.4)	(0.4)	(0.3)	(0.3)	(0.3)	—	—	—
Foreign exchange rate changes	—	—	—	(4.1)	8.5	3.4	—	—	—
Total recognized in other comprehensive income (loss)	$(15.4)	$7.0	$12.4	$(42.0)	$39.4	$43.1	$—	$0.5	$(0.6)
Total recognized in net periodic benefit cost (income) and other comprehensive income (loss)	$(16.7)	$6.7	$12.0	$(46.1)	$37.6	$41.0	$(0.4)	$0.1	$(0.8)

Assumptions

The weighted average assumptions used to determine benefit obligations for the years ended December 31, 2021, 2020, and 2019 were as follows:

	Pension						Post-retirement
	U.S.			International
	2021	2020	2019	2021	2020	2019	2021	2020	2019
Discount rate	2.9%	2.6%	3.3%	1.8%	1.2%	1.8%	2.4%	1.9%	2.7%
Rate of compensation increase	N/A	N/A	N/A	3.0%	2.9%	2.9%	N/A	N/A	N/A

The weighted average assumptions used to determine net periodic benefit (income) expense for the years ended December 31, 2021, 2020, and 2019 were as follows:

	Pension						Post-retirement
	U.S.			International
	2021	2020	2019	2021	2020	2019	2021	2020	2019
Discount rate	3.1%	3.2%	4.0%	1.0%	1.6%	2.4%	2.2%	2.7%	3.6%
Expected long-term rate of return	6.8%	7.0%	7.4%	4.0%	4.2%	5.0%	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	2.7%	2.9%	3.0%	N/A	N/A	N/A

The weighted average health care cost trend rates used to determine post-retirement benefit obligations and net periodic benefit (income) expense as of December 31, 2021, 2020, and 2019 were as follows:

	Post-retirement
	2021	2020	2019
Health care cost trend rate assumed for next year	6%	6%	7%
Rate that the cost trend rate is assumed to decline (the ultimate trend rate)	5%	4%	4%
Year that the rate reaches the ultimate trend rate	2030	2028	2027

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Plan Assets

The investment strategy for the Company is to optimize investment returns through a diversified portfolio of investments, taking into consideration underlying plan liabilities and asset volatility. Each plan has a different target asset allocation, which is reviewed periodically and is based on the underlying liability structure. The target asset allocation for our U.S. plan is 63 percent in equity securities, 28 percent in fixed income securities and 9 percent in alternative assets. The target asset allocation for non-U.S. plans is set by the local plan trustees.

Our pension plan weighted average asset allocations as of December 31, 2021 and 2020 were as follows:

	2021		2020
	U.S.	International	U.S.	International
Asset category
Equity securities	63%	15%	64%	21%
Fixed income	28	59	29	54
Real estate	5	4	6	4
Other(3)	4	22	1	21
Total	100%	100%	100%	100%

(3)Multi-strategy hedge funds, commodity linked funds, private equity funds, and cash and cash equivalents for certain of our plans.

U.S. Pension Plan Assets

The fair value measurements of our U.S. pension plan assets by asset category as of December 31, 2021 were as follows:

(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value as of December 31, 2021
Mutual funds	$104.9	$—	$—	$104.9
Exchange traded funds	75.1	—	—	75.1
Common collective trust funds	—	0.9	—	0.9
Total	$180.0	$0.9	$—	$180.9

The fair value measurements of our U.S. pension plan assets by asset category as of December 31, 2020 were as follows:

(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value as of December 31, 2020
Mutual funds	$94.8	$—	$—	$94.8
Exchange traded funds	74.6	—	—	74.6
Common collective trust funds	—	1.2	—	1.2
Total	$169.4	$1.2	$—	$170.6

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

International Pension Plans Assets

The fair value measurements of our international pension plans assets by asset category as of December 31, 2021 were as follows:

(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value as of December 31, 2021
Cash and cash equivalents	$10.2	$—	$—	$10.2
Equity securities	71.1	—	—	71.1
Exchange traded funds	0.1	—	—	0.1
Corporate debt securities	—	99.6	—	99.6
Multi-strategy hedge funds	—	39.0	—	39.0
Insurance contracts	—	3.8	—	3.8
Real estate	—	6.7	—	6.7
Government debt securities	—	186.2	—	186.2
Investments measured at net asset value(3)
Multi-strategy hedge funds				46.1
Real estate				11.3
Private equity				7.6
Total	$81.4	$335.3	$—	$481.7

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

Cash Contributions

We contributed $22.7 million to our pension and post-retirement plans in 2021 and expect to contribute approximately $18 million in 2022.

The following table presents estimated future benefit payments to participants for the next ten fiscal years:

	Pension	Post-retirement
(in millions)	Benefits	Benefits
2022	$39.4	$0.4
2023	40.0	0.4
2024	40.3	0.4
2025	41.4	0.4
2026	41.6	0.3
Years 2027 - 2031	214.5	1.1

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

We also sponsor a number of defined contribution plans. Contributions are determined under various formulas. Costs related to such plans amounted to $12.7 million, $6.8 million and $12.4 million for the years ended December 31, 2021, 2020, and 2019, respectively.

Multi-Employer Pension Plan

We are a participant in a multi-employer pension plan. The plan has reported significant underfunded liabilities and declared itself in critical and declining status (red). As a result, the trustees of the plan adopted a rehabilitation plan ("RP") in an effort to forestall insolvency. Our required contributions to this plan could increase due to the shrinking contribution base resulting from the insolvency of or withdrawal of other participating employers, from the inability or the failure of withdrawing participating employers to pay their withdrawal liability, from lower than expected returns on pension fund assets, and from other funding deficiencies. In the event that we withdraw from participation in the plan, we will be required to make withdrawal liability payments for a period of 20 years or longer in certain circumstances. The present value of our withdrawal liability payments would be recorded as an expense in our Consolidated Statements of Income and as a liability on our Consolidated Balance Sheets in the first year of our withdrawal. The most recent Pension Protection Act ("PPA") zone status available in 2021 and 2020 is for the plan’s years ended December 31, 2020, and 2019, respectively. The zone status is based on information that we received from the plan and is certified by the plan’s actuary. Plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded. The Company's contributions are not more than 5 percent of the total contributions to the plan. Details regarding the plan are outlined in the table below.

		Pension Protection Act Zone Status		FIP/RP Status Pending/Implemented	Contributions				Expiration Date of Collective-Bargaining Agreement
					Year Ended December 31,
Pension Fund	EIN/Pension Plan Number	2021	2020		2021	2020	2019	Surcharge Imposed
PACE Industry Union-Management Pension Fund	11-6166763 / 001	Red	Red	Implemented	$0.1	$0.1	$0.2	Yes	6/30/2023

7. Stock-Based Compensation

The ACCO Brands Corporation Incentive Plan (the "Plan") provides for stock-based awards generally in the form of stock options, restricted stock units ("RSUs") and performance stock units ("PSUs"), any of which may be granted alone or with other types of awards and dividend equivalents. A total of up to 11,775,000 shares may be issued under awards to key employees and non-employee directors under the Plan.

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

The following table summarizes the impact of all stock-based compensation expense on our Consolidated Statements of Income for the years ended December 31, 2021, 2020 and 2019:

(in millions)	2021	2020	2019
Selling, general and administrative expense	$15.2	$6.5	$10.1
Loss before income tax	(15.2)	(6.5)	(10.1)
Income tax benefit	(3.6)	(1.6)	(2.4)
Net loss	$(11.6)	$(4.9)	$(7.7)

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

There was no capitalization of stock-based compensation expense.

Stock-based compensation expense by award type for the years ended December 31, 2021, 2020 and 2019 was as follows:

(in millions)	2021	2020	2019
Stock option compensation expense	$3.6	$2.7	$2.7
RSU compensation expense	5.3	5.2	5.1
PSU compensation expense	6.3	(1.4)	2.3
Total stock-based compensation expense	$15.2	$6.5	$10.1

Stock Options

The exercise price of each stock option equals or exceeds the fair market price of our stock on the date of grant. Options granted prior to 2020 can generally be exercised over a term of seven years and starting in 2020 options can generally be exercised over a term of ten years. Stock options outstanding as of December 31, 2021, generally vest ratably over three years from the grant date. The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model and the weighted average assumptions as outlined in the following table:

	Year Ended December 31,
	2021		2020		2019
Weighted average expected lives	6.0	years	6.0	years	4.6	years
Weighted average risk-free interest rate	0.93%		0.81%		2.49%
Weighted average expected volatility	41.3%		36.0%		36.1%
Expected dividend yield	3.07%		3.16%		2.65%
Weighted average grant date fair value	$2.45		$2.03		$2.40

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

A summary of the changes in stock options outstanding under the Plan during the year ended December 31, 2021 is presented below:

	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2020	4,962,885	$9.40
Granted	1,550,797	$8.42
Exercised	(469,055)	$6.73
Forfeited	(184,060)	$9.94
Outstanding at December 31, 2021	5,860,567	$9.34	5.7 years	$0.5	million
Exercisable shares at December 31, 2021	3,067,945	$10.15	3.4 years	$0.5	million

We received cash of $3.2 million, $4.4 million and $4.2 million from the exercise of stock options during the years ended December 31, 2021, 2020 and 2019, respectively. The aggregate intrinsic value of options exercised during the years ended December 31, 2021, 2020 and 2019 totaled $1.0 million, $1.6 million and $1.0 million, respectively.

The fair value of options vested during the years ended December 31, 2021, 2020 and 2019 was $2.7 million, $2.7 million and $1.9 million, respectively. As of December 31, 2021, we had unrecognized compensation expense related to stock options of $3.3 million, which will be recognized over a weighted-average period of 1.7 years.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Stock Unit Awards

RSUs vest over a pre-determined period of time, generally three years from the date of grant. Stock-based compensation expense for the years ended December 31, 2021, 2020 and 2019 includes $0.7 million, $0.9 million and $1.1 million, respectively, of expense related to RSUs granted to non-employee directors as a component of their compensation. RSUs granted to non-employee directors prior to 2021 became fully vested on the grant date; in 2021 non-employee director RSUs fully vest on the first anniversary of the grant date.

PSUs also vest over a pre-determined period of time, generally not longer than three years, but are further subject to the achievement of certain business performance criteria being met during the three-year performance period. Based upon the level of achieved performance, the number of shares actually awarded can vary from 0 percent to 200 percent of the original grant.

There were 1,906,891 RSUs outstanding as of December 31, 2021. All outstanding RSUs as of December 31, 2021 vest within three years of their date of grant. We generally recognize compensation expense for our RSU awards ratably over the service period. Upon vesting, all of the RSU awards will be converted into the right to receive one share of common stock of the Company for each unit that vests. The cost of these awards is determined using the fair value of the shares on the date of grant, and compensation expense is generally recognized over the period during which the employee provides the requisite service to the Company.

A summary of the changes in the RSUs outstanding under the Plan during 2021 is presented below:

	Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2020	2,050,085	$9.31
Granted	362,750	$8.78
Vested and distributed	(335,380)	$12.64
Vested and deferred distributed	(122,611)	$9.32
Forfeited and cancelled	(47,953)	$8.86
Outstanding at December 31, 2021	1,906,891	$8.64
Vested and deferred at December 31, 2021(1)	491,242	$8.70
(1)Included in outstanding at December 31, 2021. Vested and deferred RSUs are primarily related to deferred compensation for non-employee directors.

For the years ended December 31, 2020 and 2019, we granted 724,319 and 679,601 RSUs, respectively. The weighted-average grant date fair value of our RSUs was $8.78, $7.92, and $8.74 for the years ended December 31, 2021, 2020 and 2019, respectively. The fair value of RSUs that vested during the years ended December 31, 2021, 2020 and 2019 was $4.2 million, $4.7 million and $3.6 million, respectively. As of December 31, 2021, we have unrecognized compensation expense related to RSUs of $3.4 million, which will be recognized over a weighted-average period of 1.6 years.

A summary of the changes in the PSUs outstanding under the Plan during 2021 is presented below:

	Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2020	—	$—
Granted	1,667,012	$8.42
Vested	—	$—
Forfeited and cancelled	(14,550)	$8.42
Other - decrease due to performance of PSUs	105,758	$8.42
Outstanding at December 31, 2021	1,758,220	$8.42

For the years ended December 31, 2020 and 2019, we granted 939,529 and 895,389 PSUs, respectively. For the years ended December 31, 2021, 2020 and 2019, zero, 377,073 and 1,059,825 PSUs vested, respectively. The weighted-average grant date fair value of our PSUs was $8.42, $8.25, and $8.35 for the years ended December 31, 2021, 2020 and 2019, respectively. The fair value of PSUs that vested during the years ended December 31, 2021, 2020 and 2019 was zero, $4.8 million and $8.1

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

million respectively. Based on the level of achievement of the performance targets associated with the PSU awards, as of December 31, 2021, we have 7.9 million unrecognized compensation expense, which will be recognized over a weighted-average period of 1.7 years.

8. Inventories

The components of inventories were as follows:

	December 31,
(in millions)	2021	2020
Raw materials	$67.5	$36.8
Work in process	4.1	3.5
Finished goods	356.4	264.8
Total inventories	$428.0	$305.1

9. Property, Plant and Equipment, Net

The components of net property, plant and equipment were as follows:

	December 31,
(in millions)	2021	2020
Land and improvements	$21.5	$23.2
Buildings and improvements to leaseholds	140.2	145.9
Machinery and equipment	486.6	480.4
Construction in progress	8.1	8.3
	656.4	657.8
Less: accumulated depreciation	(441.8)	(416.4)
Property, plant and equipment, net(1)	$214.6	$241.4

(1)Net property, plant and equipment as of December 31, 2021 and 2020 contained $63.4 million and $65.8 million of computer software assets, respectively, which are classified within machinery and equipment and construction in progress. Depreciation expense for software was $12.9 million, $11.4 million and $8.9 million for the years ended December 31, 2021, 2020 and 2019, respectively.

10. Goodwill and Identifiable Intangible Assets

Goodwill

We test goodwill for impairment at least annually and on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has incurred. Historically, we performed this annual test using June 30th as the measurement date. During the second quarter of 2021, we elected to change the measurement date of our annual impairment test from June 30th to May 31st. A measurement date of May 31st is preferable as it better aligns with the timing of our forecasting process.

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

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

In management’s opinion, the goodwill balance for our ACCO Brands International reporting unit could be at risk for impairment if operating performance does not recover as expected from the current impacts of COVID-19, if we experience negative changes to the long-term outlook for the business, or if changes in factors and assumptions occur which impact the fair value such as low or declining revenue growth rates, depressed operating margins or adverse changes to the discount rates impacting this reporting unit.
.
Changes in the net carrying amount of goodwill by segment were as follows:

(in millions)	ACCO Brands North America	ACCO Brands EMEA	ACCO Brands International	Total
Balance at December 31, 2019	$375.6	$165.7	$177.3	$718.6
Acquisitions(1)	85.6	—	3.9	89.5
Foreign currency translation	—	22.5	(3.2)	19.3
Balance at December 31, 2020	461.2	188.2	178.0	827.4
Acquisitions(1)	(14.5)	2.0	—	(12.5)
Foreign currency translation	—	(11.6)	(0.8)	(12.4)
Balance at December 31, 2021	$446.7	$178.6	$177.2	$802.5

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

Identifiable Intangibles

Acquired Identifiable Intangibles

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

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The amortizable trade name, customer and vendor relationships are being amortized over 15 years while the developed technology is being amortized over 5 years on a straight-line basis. The allocation of the identifiable intangibles acquired in the PowerA acquisition was as follows:

(in millions)	Fair Value	Remaining Useful Life
Trade name	$21.6	15 years
Customer relationships	128.6	15 years
Vendor relationships	82.4	15 years
Developed technology	2.8	5 years
Total identifiable intangibles acquired	$235.4

Foroni Acquisition

The valuation of identifiable intangible assets of $11.1 million acquired in the Foroni Acquisition includes an amortizable trade name, "Foroni®," which has been recorded at its estimated fair value. The fair value of the trade name was determined using the relief from royalty method, which is based on the present value of royalty fees derived from projected revenues. The Foroni® trade name is being amortized over 23 years on a straight-line basis.

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

The amortizable trade name is being amortized over 10 years on a straight-line basis while the customer relationships are being amortized on an accelerated basis over 7 years from January 31, 2019, the date the Cumberland assets were acquired by the Company. The allocation of the identifiable intangibles acquired in the Cumberland Asset Acquisition was as follows:

(in millions)	Fair Value	Remaining Useful Life Ranges
Trade name - amortizable	$0.8	10 years
Customer relationships	2.4	7 years
Total identifiable intangibles acquired	$3.2

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The gross carrying value and accumulated amortization by class of identifiable intangible assets as of December 31, 2021 and 2020 were as follows:

	December 31, 2021				December 31, 2020
(in millions)	Gross Carrying Amounts	Accumulated Amortization		Net Book Value	Gross Carrying Amounts	Accumulated Amortization		Net Book Value
Indefinite-lived intangible assets:
Trade names	$417.6	$(44.5)	(1)	$373.1	$467.5	$(44.5)	(1)	$423.0
Amortizable intangible assets:
Trade names	373.2	(110.5)		262.7	343.5	(97.7)		245.8
Customer and contractual relationships	366.5	(182.4)		184.1	376.8	(162.9)		213.9
Vendor relationships	82.4	(5.7)		76.7	87.7	(0.2)		87.5
Patents	8.6	(3.0)		5.6	8.9	(2.1)		6.8
Subtotal	830.7	(301.6)		529.1	816.9	(262.9)		554.0
Total identifiable intangibles	$1,248.3	$(346.1)		$902.2	$1,284.4	$(307.4)		$977.0

(1)Accumulated amortization prior to the adoption of authoritative guidance on goodwill and other intangible assets, at which time further amortization ceased.

The Company’s intangible amortization expense was $46.3 million, $32.8 million and $35.4 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Estimated amortization expense for amortizable intangible assets for the next five years is as follows:

(in millions)	2022	2023	2024	2025	2026
Estimated amortization expense(2)	$42.8	$40.5	$38.8	$37.2	$35.1

(2)Actual amounts of amortization expense may differ from estimated amounts due to changes in foreign currency exchange rates, additional intangible asset acquisitions, impairment of intangible assets, accelerated amortization of intangible assets and other events.

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

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

COVID-19 Impact

We continue to monitor the significant global impact and uncertainty as a result of COVID-19 to assess the outlook for demand for our products and the effect on our business and our overall financial performance. This includes our risk of impairment of our goodwill and indefinite-lived intangible assets. Although the full impact of COVID-19 on demand remains uncertain, with impact varying significantly by geographic region, we remain committed to taking the actions necessary to protect our long-term financial performance expectations and position the Company for long-term growth. We expect the macroeconomic environment will recover in the medium to long-term. As a result of our analysis, and consideration of events and circumstances, we concluded based on the previously conducted annual assessment, on a qualitative basis, no impairment existed as of our measurement date of May 31, 2021.

The implied fair values of all three of our reporting units, more likely than not, exceed their carrying values at December 31, 2021. In addition, we have not identified a triggering event that would cause us to perform a quantitative goodwill impairment analysis. In management’s opinion, the goodwill balance for our ACCO Brands International reporting unit could be at risk for impairment if operating performance does not recover as expected from the current impacts of COVID-19, if we experience negative changes to the long-term outlook for the business, or if changes in factors and assumptions occur which impact the fair value such as low or declining revenue growth rates, depressed operating margins or adverse changes to the discount rates impacting this reporting unit.

11. Restructuring

The Company recorded $6.0 million, $10.9 million and $12.0 million of restructuring charges for the years ended December 31, 2021, 2020 and 2019, respectively. Restructuring charges in 2021 were primarily related to severance costs and termination of lease agreements related to cost reduction initiatives in our North America, EMEA and International segments.

In 2020, we recorded $7.6 million of restructuring expense for our North America segment, $0.6 million for our EMEA segment, and $2.6 million for our International segment, primarily for severance expenses associated with several cost savings initiatives. In addition, we recorded $0.1 million of restructuring expense for Corporate.

During 2019, we recorded $5.6 million of restructuring expense for our North America segment, $2.3 million for our EMEA segment, and $2.7 million for our International segment, primarily for severance expenses associated with several cost savings initiatives. In addition, we recorded $1.4 million of restructuring expense for Corporate.

The summary of the activity in the restructuring liability for the year ended December 31, 2021 was as follows:

(in millions)	Balance at December 31, 2020	Provision	Cash Expenditures	Non-cash Items/ Currency Change	Balance at December 31, 2021
Employee termination costs(1)	$8.1	$5.2	$(9.7)	$(0.2)	$3.4
Termination of lease agreements(2)	1.0	0.7	(1.1)	0.5	1.1
Other	0.2	0.1	(0.2)	(0.1)	—
Total restructuring liability	$9.3	$6.0	$(11.0)	$0.2	$4.5

(1)We expect the remaining $3.4 million employee termination costs to be substantially paid within the next nine months.
(2)We expect the remaining $1.1 million termination of lease costs to be substantially paid within the next six months.

The summary of the activity in the restructuring accounts for the year ended December 31, 2020 was as follows:

(in millions)	Balance at December 31, 2019	Provision	Cash Expenditures	Non-cash Items/ Currency Change	Balance at December 31, 2020
Employee termination costs	$10.7	$8.5	$(11.1)	$—	$8.1
Termination of lease agreements	0.6	1.5	(0.7)	(0.4)	1.0
Other	0.5	0.9	(0.5)	(0.7)	0.2
Total restructuring liability	$11.8	$10.9	$(12.3)	$(1.1)	$9.3

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The summary of the activity in the restructuring accounts for the year ended December 31, 2019 was as follows:

(in millions)	Balance at December 31, 2018	Provision	Cash Expenditures	Non-cash Items/ Currency Change	Balance at December 31, 2019
Employee termination costs	$7.9	$10.9	$(8.1)	$—	$10.7
Termination of lease agreements	1.8	0.5	(1.7)	—	$0.6
Other	—	0.6	(0.1)	—	$0.5
Total restructuring liability	$9.7	$12.0	$(9.9)	$—	$11.8

Restructuring charges for the years ended December 31, 2021, 2020 and 2019 by reporting segment were as follows:

(in millions)	2021	2020	2019
ACCO Brands North America	$4.4	$7.6	$5.6
ACCO Brands EMEA	0.5	0.6	2.3
ACCO Brands International	1.1	2.6	2.7
Corporate	—	0.1	1.4
Total restructuring charges	$6.0	$10.9	$12.0

12. Income Taxes

The components of income before income tax for the years ended December 31, 2021, 2020 and 2019 were as follows:

(in millions)	2021	2020	2019
Domestic operations	$(5.6)	$1.7	$32.0
Foreign operations	117.0	76.9	131.5
Total	$111.4	$78.6	$163.5

The reconciliation of income taxes computed at the U.S. federal statutory income tax rate of 21 percent to our effective income tax rate for the years ended December 31, 2021, 2020 and 2019 was as follows:

(in millions)	2021	2020	2019
Income tax at U.S. statutory rate; 21%	$23.4	$16.5	$34.3
Unrecognized tax benefits	(1.9)	—	—
Impact on final GILTI regulations for 2018 and 2019	(1.0)	(2.7)	—
Statutory tax rate changes	(6.8)	(2.0)	—
Statutory tax law changes	(1.2)	—	—
State, local and other tax, net of federal benefit	2.0	0.1	5.8
Impact from foreign inclusions	3.2	1.3	3.1
U.S. effect of foreign dividends and withholding taxes	1.2	1.0	2.1
Foreign income taxed at a higher effective rate	1.5	1.4	4.2
Net Brazilian Tax Assessments impact	0.5	1.5	6.5
(Decrease) increase in valuation allowance	(11.4)	2.2	0.4
General business credit	(2.1)	—	—
Excess expense from stock-based compensation	0.5	0.9	0.2
Other increase (decrease)	1.6	(3.6)	0.1
Income taxes as reported	$9.5	$16.6	$56.7
Effective tax rate	8.5%	21.1%	34.7%

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

For 2021, we recorded income tax expense of $9.5 million on income before taxes of $111.4 million, for an effective rate of 8.5 percent. The decrease in the effective rate versus 2020 was primarily due to beneficial adjustments to deferred taxes resulting from statutory tax rate changes and the release of the valuation allowance on the foreign tax credit carryforward.

For 2020, we recorded income tax expense of $16.6 million on income before taxes of $78.6 million, for an effective rate of 21.1 percent. The decrease in the effective rate versus 2019 was primarily due to the increase in reserves for uncertain tax positions in the prior year end, the election to exclude high taxed intangible income from the global intangible low taxed income ("GILTI") computation, and beneficial adjustments to deferred taxes resulting from statutory tax rate changes.

For 2019, we recorded income tax expense of $56.7 million on income before taxes of $163.5 million, for an effective rate of 34.7 percent.

Final Section 951A Tax Regulations

On July 20, 2020, the U.S. Department of the Treasury and the Internal Revenue Service issued final section 951A regulations ("Final Regulations") on an election to exclude high-tax global intangible income from a U.S. shareholder's gross income for purposes of computing the GILTI tax. After assessing the impact of these regulations on the 2018 and 2019 tax years, the Company decided to make the election to exclude high-tax global intangible income for both years and filed amended returns with benefits of $1.4 million and $2.1 million, respectively. The Company also made the election for 2020 with a comparable benefit to the prior years.

The components of the income tax expense for the years ended December 31, 2021, 2020 and 2019 were as follows:

(in millions)	2021	2020	2019
Current expense (benefit)
Federal and other	$2.0	$(0.1)	$5.8
Foreign	28.5	24.3	42.2
Total current income tax expense	30.5	24.2	48.0
Deferred expense (benefit)
Federal and other	(16.5)	(2.0)	8.4
Foreign	(4.5)	(5.6)	0.3
Total deferred income tax (benefit) expense	(21.0)	(7.6)	8.7
Total income tax expense	$9.5	$16.6	$56.7

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The components of deferred tax assets (liabilities) as of December 31, 2021 and 2020 were as follows:

(in millions)	2021	2020
Deferred tax assets
Compensation and benefits	$14.4	$13.3
Pension	41.2	60.1
Inventory	10.8	10.2
Other reserves	22.3	18.1
Accounts receivable	9.7	7.5
Foreign tax credit carryforwards	17.9	23.3
Net operating loss carryforwards	96.5	103.1
Interest expense carryforwards	15.2	9.3
Other	4.5	5.7
Gross deferred income tax assets	232.5	250.6
Valuation allowance	(52.4)	(55.4)
Net deferred tax assets	180.1	195.2
Deferred tax liabilities
Depreciation	(13.2)	(19.0)
Unremitted non-U.S. earnings accrual	(4.8)	(4.6)
Identifiable intangibles	(191.2)	(199.9)
Other	(0.2)	(5.8)
Gross deferred tax liabilities	(209.4)	(229.3)
Net deferred tax liabilities	$(29.3)	$(34.1)

A valuation allowance of $52.4 million and $55.4 million as of December 31, 2021 and 2020, respectively, has been established for deferred income tax assets, primarily related to net operating loss (the "NOL") carryforwards that may not be realized. Realization of the net deferred income tax assets is dependent upon generating sufficient taxable income prior to the expiration of the applicable carryforward periods. Although realization is not certain, management believes that it is more likely than not that the net deferred income tax assets will be realized. However, the amount of net deferred tax assets considered realizable could change in the near term if estimates of future taxable income during the applicable carryforward periods fluctuate.

As of December 31, 2021, the Company has state NOL tax benefits of $14.3 million which will expire between December 31, 2022 and December 31, 2032. As of December 31, 2021, the Company has $1.5 million of federal general business credit carryforwards which will start to expire on December 31, 2041. As of December 31, 2021, the Company has $17.9 million of foreign tax credit carryforwards which will expire on December 31, 2027. As of December 31, 2021, the Company has foreign NOLs of $367 million and tax benefits of $82.2 million, most of which have unlimited carryforward periods.

As of December 31, 2021, the Company has recorded $4.8 million of deferred taxes on approximately $319 million of unremitted earnings of non-U.S. subsidiaries that may be remitted to the U.S. The Company has approximately $216 million of additional unremitted earnings of non-U.S. subsidiaries, which are indefinitely reinvested and for which no deferred taxes have been provided.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2021, 2020 and 2019 was as follows:

(in millions)	2021	2020	2019
Balance at beginning of year	$45.1	$50.5	$43.7
Additions for tax positions of prior years	4.5	2.9	8.4
Additions for tax positions of current year	—	—	1.5
Reductions for tax positions of prior years	(4.2)	(1.1)	(2.5)
Acquisitions	—	1.4	—
Decrease resulting from foreign currency translation	(2.1)	(8.6)	(0.6)
Balance at end of year	$43.3	$45.1	$50.5

As of December 31, 2021, the amount of unrecognized tax benefits decreased to $43.3 million, all of which would impact our effective tax rate, if recognized. We expect the amount of unrecognized tax benefits to change within the next twelve months including releases of previously recorded reserves of approximately $3.0 to $4.0 million.

Interest and penalties related to unrecognized tax benefits are recognized within "Income tax expense" in the Consolidated Statements of Income. As of December 31, 2021, we have accrued a cumulative $25.8 million for interest and penalties on the unrecognized tax benefits.

As of December 31, 2021, the U.S. federal statute of limitations remains open for the year 2018 and forward. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from 2 to 5 years. As of December 31, 2021, years still open to examination by foreign tax authorities in major jurisdictions include Australia (2017 forward), Brazil (2015 forward), Canada (2017 forward), Germany (2016 forward), Sweden (2018 forward) and the U.K. (2019 forward). We are currently under examination in various foreign jurisdictions.

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

In the third quarter of 2020, the final administrative appeal of the First Assessment was decided against the Company. We have also decided to appeal this decision to the judicial level. We recorded an additional expense in the third quarter of 2020 of $1.2 million representing additional attorneys' costs and fees, which we will be required to pay if we do not prevail at the judicial level. As with the Second Assessment, we were required to provide security to guarantee payment of the First Assessment should we not prevail.

Tilibra is disputing both of the Brazil Tax Assessments. We believe we have meritorious defenses and intend to vigorously contest both of the Brazil Tax Assessments; however, there can be no assurances that we will ultimately prevail. The ultimate outcome will not be determined until the Brazilian tax appeal process is complete, which is expected to take a number of years. If the FRD's initial position is ultimately sustained, payment of the amount assessed would materially and adversely affect our cash flow in the year of settlement.

Because there is no settled legal precedent on which to base a definitive opinion as to whether we will ultimately prevail, we consider the outcome of this dispute to be uncertain. Since it is not more likely than not that we will prevail, in 2012, we

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

recorded a reserve in the amount of $44.5 million (at December 31, 2012 exchange rates) in consideration of this contingency, of which $43.3 million was recorded as an adjustment to the purchase price and which included the 2007-2012 tax years plus penalties and interest through December 2012. Because the Brazilian courts have determined that we will have to pay a standard penalty of 75 percent if we do not prevail on our challenge of the Brazil Tax Assessments instead of an enhanced penalty of 150 percent sought by the FRD, we have included an assumption of penalties at 75 percent in this reserve. We will continue to actively monitor administrative and judicial court decisions and evaluate their impact, if any, on our legal assessment of the ultimate outcome of our disputes. In addition, we will continue to accrue interest related to this contingency until such time as the outcome is known or until evidence is presented that we are more likely than not to prevail. The time limit for issuing an assessment for 2011 and 2012 has expired and we have reversed the amounts originally accrued for these periods. During the years ended December 31, 2021, 2020 and 2019, we accrued additional interest as a charge to current income tax expense of $0.5 million, $0.3 million and $0.9 million, respectively. At current exchange rates, our accrual through December 31, 2021, including tax, penalties and interest, is $27.1 million (reported in "Other non-current liabilities").

13. Earnings per Share

Total outstanding shares as of December 31, 2021, 2020 and 2019 were 95.8 million, 94.9 million and 96.4 million, respectively. Under our stock repurchase authorization, for the years ended December 31, 2021, 2020 and 2019, we repurchased and retired zero, 2.7 million and 7.8 million shares, respectively. For the years ended December 31, 2021, 2020 and 2019, we acquired 0.1 million, 0.2 million and 0.5 million shares, respectively, related to tax withholding in connection with share-based compensation.

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

Our weighted-average shares outstanding for the years ended December 31, 2021, 2020 and 2019 was as follows:

(in millions)	2021	2020	2019
Weighted-average number of shares of common stock outstanding - basic	95.5	94.9	99.5
Stock options	0.1	0.1	0.5
Restricted stock units	1.5	1.1	1.0
Adjusted weighted-average shares and assumed conversions - diluted	97.1	96.1	101.0

Awards of potentially dilutive shares of common stock, which have exercise prices that were higher than the average market price during the period, are not included in the computation of dilutive earnings per share as their effect would have been anti-dilutive. For the years ended December 31, 2021, 2020 and 2019, the number of anti-dilutive shares were approximately 8.3 million, 7.1 million and 4.7 million, respectively.

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
Notes to Consolidated Financial Statements (Continued)

When hedge accounting is applicable, on the date we enter into a derivative, the derivative is designated as a hedge of the identified exposure. We measure the effectiveness of our hedging relationships both at hedge inception and on an ongoing basis.

Forward Currency Contracts

We enter into forward foreign currency contracts with third parties to reduce the effect of fluctuating foreign currencies, primarily on foreign denominated inventory purchases and intercompany loans. Our primary exposure to currency movements is in the Euro, the Swedish krona, the British pound, the Brazilian real, the Australian dollar, the Canadian dollar, and the Mexican peso.

Forward currency contracts are used to hedge foreign denominated inventory purchases for Europe, Australia, Canada, Japan and New Zealand, and are designated as cash flow hedges. Unrealized gains and losses on these contracts are deferred in AOCI until the contracts are settled and the underlying hedged transactions relating to inventory purchases are recognized, at which time the deferred gains or losses will be reported in the "Cost of products sold" line in the Consolidated Statements of Income. As of December 31, 2021 and 2020, we had cash flow foreign exchange contracts outstanding with a U.S. dollar equivalent notional value of $130.6 million and $134.3 million, respectively, which were designated as hedges.

Forward currency contracts used to hedge foreign denominated intercompany loans are not designated as hedging instruments. Gains and losses on these derivative instruments are recognized within "Other expense (income), net" in the Consolidated Statements of Income and are largely offset by the change in the current translated value of the hedged item. The periods of the forward foreign exchange contracts correspond to the periods of the hedged transactions, with some relating to intercompany loans which extend beyond December 2022. As of December 31, 2021 and 2020, we had foreign exchange contracts outstanding with a U.S. dollar equivalent notional value of $84.2 million and $164.7 million, respectively, which were not designated as hedges.

The following table summarizes the fair value of our derivative financial instruments as of December 31, 2021 and 2020:

	Fair Value of Derivative Instruments
	Derivative Assets			Derivative Liabilities
(in millions)	Balance Sheet Location	December 31, 2021	December 31, 2020	Balance Sheet Location	December 31, 2021	December 31, 2020
Derivatives designated as hedging instruments:
Foreign exchange contracts	Other current assets	$5.6	$0.1	Other current liabilities	$0.1	$5.0
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current assets	0.7	1.6	Other current liabilities	0.6	1.2
Foreign exchange contracts	Other non-current assets	10.2	32.1	Other non-current liabilities	10.2	32.1
Total derivatives		$16.5	$33.8		$10.9	$38.3

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The following tables summarize the pre-tax effect of the Company’s derivative financial instruments on the Consolidated Statements of Income for the years ended December 31, 2021, 2020 and 2019:

	The Effect of Derivative Instruments in Cash Flow Hedging Relationships on the Consolidated Financial Statements
	Amount of Gain (Loss) Recognized in AOCI (Effective Portion)			Location of (Gain) Loss Reclassified from AOCI to Income	Amount of (Gain) Loss Reclassified from AOCI to Income (Effective Portion)
(in millions)	2021	2020	2019		2021	2020	2019
Cash flow hedges:
Foreign exchange contracts	$9.1	$(4.5)	$1.0	Cost of products sold	$1.0	$0.5	$(4.2)

	The Effect of Derivatives Not Designated as Hedging Instruments on the Consolidated Statements of Operations
	Location of (Gain) Loss Recognized in Income on Derivatives	Amount of (Gain) Loss Recognized in Income year ended December 31,
(in millions)		2021	2020	2019
Foreign exchange contracts	Other expense (income), net	$—	$(0.1)	$0.1

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

We have determined that our financial assets and liabilities described in "Note 14. Derivative Financial Instruments" are Level 2 in the fair value hierarchy. The following table sets forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2021 and 2020:

(in millions)	December 31, 2021	December 31, 2020
Assets:
Forward currency contracts	$16.5	$33.8
Liabilities:
Forward currency contracts	10.9	38.3

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

The fair values of cash and cash equivalents, notes payable to banks, accounts receivable and accounts payable approximate carrying amounts due principally to their short maturities. The carrying amount of total debt was $1,006.7 million and $1,136.6 million and the estimated fair value of total debt was $1,002.3 million and $1,146.9 million as of December 31,

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

2021 and 2020, respectively. The fair values are determined from quoted market prices, where available, and from using current interest rates based on credit ratings and the remaining terms of maturity.

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

The following table provides a reconciliation of the beginning and ending balance of the contingent consideration for the year ended December 31, 2021:

(in millions)	Contingent Consideration
Balance at December 31, 2020	$18.2
Change in fair value	19.0
Payments	(0.4)
Balance at December 31, 2021	$36.8

16. Accumulated Other Comprehensive Income (Loss)

AOCI is defined as net income (loss) and other changes in stockholders’ equity from transactions and other events from sources other than stockholders. The components of, and changes in, AOCI were as follows:

(in millions)	Derivative Financial Instruments	Foreign Currency Adjustments	Unrecognized Pension and Other Post-retirement Benefit Costs	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2019	$(0.2)	$(299.5)	$(206.0)	$(505.7)
Other comprehensive loss before reclassifications, net of tax	(3.2)	(19.3)	(43.0)	(65.5)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	0.3	—	6.7	7.0
Balance at December 31, 2020	(3.1)	(318.8)	(242.3)	(564.2)
Other comprehensive income (loss) before reclassifications, net of tax	6.3	(23.4)	35.9	18.8
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	0.8	—	9.1	9.9
Balance at December 31, 2021	$4.0	$(342.2)	$(197.3)	$(535.5)

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The reclassifications out of AOCI for the years ended December 31, 2021, 2020 and 2019 were as follows:

(in millions)	2021	2020	2019
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)			Location on Income Statement
Gain (loss) on cash flow hedges:
Foreign exchange contracts	$(1.0)	$(0.5)	$4.2	Cost of products sold
Tax benefit (expense)	0.2	0.2	(1.3)	Income tax expense
Net of tax	$(0.8)	$(0.3)	$2.9
Defined benefit plan items:
Amortization of actuarial loss	$(10.2)	$(8.0)	$(5.2)	(1)
Amortization of prior service cost	(1.8)	(0.7)	(0.7)	(1)
Total before tax	(12.0)	(8.7)	(5.9)
Tax benefit	2.9	2.0	1.4	Income tax expense
Net of tax	$(9.1)	$(6.7)	$(4.5)

Total reclassifications for the period, net of tax	$(9.9)	$(7.0)	$(1.6)

(1)These AOCI components are included in the computation of net periodic benefit cost (income) for pension and post-retirement plans (See "Note 6. Pension and Other Retiree Benefits" for additional details).

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

Service or Extended Maintenance Agreements ("EMAs"). As of December 31, 2020, there was $3.0 million of unearned revenue associated with outstanding EMAs, primarily reported in "Other current liabilities." During the year ended December 31, 2021, $2.2 million of the unearned revenue was earned and recognized. As of December 31, 2021, the amount of unearned revenue from EMAs was $2.4 million. We expect to earn and recognize approximately $2.0 million of the unearned amount in the next 12 months and $0.4 million in periods beyond the next 12 months.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The following tables presents our net sales disaggregated by regional geography(1), based upon our reporting business segments for the years ended December 31, 2021, 2020 and 2019, and our net sales disaggregated by the timing of revenue recognition for the years ended December 31, 2021, 2020 and 2019:

(in millions)	2021	2020	2019
United States	$934.2	$725.3	$847.9
Canada	108.2	96.8	118.9
ACCO Brands North America	1,042.4	822.1	966.8

ACCO Brands EMEA(2)	662.9	523.9	569.3

Australia/N.Z.	140.3	128.7	145.3
Latin America	125.5	138.8	229.1
Asia-Pacific	54.2	41.7	45.2
ACCO Brands International	320.0	309.2	419.6
Net sales	$2,025.3	$1,655.2	$1,955.7

(1)Net sales are attributed to geographic areas based on the location of the selling subsidiaries.
(2)ACCO Brands EMEA is comprised largely of Europe, but also includes export sales to the Middle East and Africa.

(in millions)	2021	2020	2019
Product and services transferred at a point in time	$1,975.9	$1,602.5	$1,892.9
Product and services transferred over time	49.4	52.7	62.8
Net sales	$2,025.3	$1,655.2	$1,955.7

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

18. Information on Business Segments

The Company has three operating business segments, each of which is comprised of different geographic regions. The Company's three operating segments are as follows:

Operating Segment	Geography	Primary Brands	Primary Products
ACCO Brands North America	United States and Canada	PowerA®, Five Star®, AT-A-GLANCE®, Quartet®, Kensington®, Swingline®, GBC®, Mead®, Hilroy®	Computer and gaming accessories, school products, planners, storage and organization, dry erase boards and accessories, laminating, stapling and punching products.

ACCO Brands EMEA	Europe, Middle East and Africa	Leitz®, Rapid®, Kensington®, Esselte®, Rexel®, PowerA®, GBC®, NOBO®, Derwent®	Storage and organization products (lever-arch binders, sheet protectors, indexes), computer and gaming accessories, stapling, punching, shredding, laminating, do-it-yourself tools, dry erase boards and writing and art products

ACCO Brands International	Australia/N.Z., Latin America and Asia-Pacific	Tilibra®, GBC®, Kensington®, Marbig®, Foroni®, Barrilito®, Artline®*, PowerA®, Spirax® *Australia/N.Z. only	School notebooks, storage and organization products (binders, sheet protectors and indexes), computer and gaming accessories, laminating, shredding, writing and arts products, janitorial supplies, dry erase boards and stapling and punching products

Each business segment designs, markets, sources, manufactures, and sells recognized consumer, technology and other end-user demanded branded products used in businesses, schools, and homes. Product designs are tailored to end-user preferences in each geographic region, and where possible, leverage common engineering, design, and sourcing.

Our product categories include gaming and computer accessories; storage and organization; notebooks; shredding; laminating and binding machines; stapling; punching; calendars; dry erase boards; and do-it-yourself tools, among others. Our portfolio includes both globally and regionally recognized brands.

Customers

We distribute our products through a wide variety of channels to ensure that our products are readily and conveniently available for purchase by consumers and other end-users, wherever they prefer to shop. These channels include mass retailers, e-tailers, discount, drug/grocery and variety chains, warehouse clubs, hardware and specialty stores, independent office product dealers, office superstores, wholesalers, contract stationers, and specialist technology businesses. We also sell directly through e-commerce sites and our direct sales organization.

Net sales by reportable business segment for the years ended December 31, 2021, 2020 and 2019 were as follows:

(in millions)	2021	2020	2019
ACCO Brands North America	$1,042.4	$822.1	$966.8
ACCO Brands EMEA	662.9	523.9	569.3
ACCO Brands International	320.0	309.2	419.6
Net sales	$2,025.3	$1,655.2	$1,955.7

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Operating income by reportable business segment for the years ended December 31, 2021, 2020 and 2019 was as follows:

(in millions)	2021	2020	2019
ACCO Brands North America	$121.9	$83.0	$131.0
ACCO Brands EMEA	61.7	51.6	58.6
ACCO Brands International	31.6	15.6	48.5
Segment operating income	215.2	150.2	238.1
Change in fair value of contingent consideration	(19.0)	—	—
Corporate(1)	(45.2)	(37.8)	(41.9)
Operating income(2)	151.0	112.4	196.2
Interest expense	46.3	38.8	43.2
Interest income	(1.9)	(1.0)	(3.2)
Non-operating pension income	(7.9)	(5.6)	(5.5)
Other expense (income), net	3.1	1.6	(1.8)
Income before income tax	$111.4	$78.6	$163.5

(1)Corporate operating loss in 2021, 2020 and 2019 includes transaction costs of $0.2 million, $1.6 million and $0.5 million respectively, primarily for legal and due diligence expenditures associated with the PowerA, Foroni and GOBA acquisitions.
(2)Operating income as presented in the segment table above is defined as i) net sales; ii) less cost of products sold; iii) less SG&A expenses; iv) less amortization of intangibles; v) less restructuring charges; and vi) less change in the fair value of contingent consideration.

The following table presents the measure of reportable business segment assets used by the Company’s chief operating decision maker as of December 31, 2021 and 2020:

(in millions)	2021	2020
ACCO Brands North America(3)	$535.2	$401.4
ACCO Brands EMEA(3)	296.3	265.8
ACCO Brands International(3)	265.1	272.1
Total segment assets	1,096.6	939.3
Unallocated assets	1,993.4	2,108.1
Corporate(3)	1.3	1.3
Total assets	$3,091.3	$3,048.7

(3)Represents total assets, excluding goodwill and identifiable intangibles resulting from business acquisitions, intercompany balances, cash, deferred taxes, derivatives, prepaid pension assets, prepaid debt issuance costs and right of use asset, leases.

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

As a supplement to the presentation of reportable business segment assets presented above, the table below presents reportable business segment assets, including right of use asset, leases, the allocation of identifiable intangible assets and goodwill resulting from business combinations as of December 31, 2021 and 2020:

(in millions)	2021	2020
ACCO Brands North America(4)	$1,610.0	$1,511.5
ACCO Brands EMEA(4)	728.6	736.0
ACCO Brands International(4)	567.9	585.4
Total segment assets	2,906.5	2,832.9
Unallocated assets	183.5	214.5
Corporate(4)	1.3	1.3
Total assets	$3,091.3	$3,048.7

(4)Represents total assets, excluding intercompany balances, cash, deferred taxes, derivatives, prepaid pension assets, prepaid debt issuance costs.

Capital spend by reportable business segment for the years ended December 31, 2021, 2020 and 2019 was as follows:

(in millions)	2021	2020	2019
ACCO Brands North America	$11.2	$9.3	$21.7
ACCO Brands EMEA	7.3	4.0	7.0
ACCO Brands International	2.7	2.0	4.1
Total capital spend	$21.2	$15.3	$32.8

Depreciation expense by reportable business segment for the years ended December 31, 2021, 2020 and 2019 was as follows:

(in millions)	2021	2020	2019
ACCO Brands North America	$20.7	$19.6	$17.3
ACCO Brands EMEA	13.1	12.7	12.2
ACCO Brands International	5.6	5.6	5.4
Total depreciation	$39.4	$37.9	$34.9

Property, plant and equipment, net by reportable business segment as of December 31, 2021 and 2020 was as follows:

(in millions)	2021	2020
U.S.	$96.8	$107.1
Canada	1.9	1.2
ACCO Brands North America	98.7	108.3

ACCO Brands EMEA	77.4	88.8

Australia/N.Z.	11.3	12.3
Latin America	25.8	30.4
Asia-Pacific	1.4	1.6
ACCO Brands International	38.5	44.3
Property, plant and equipment, net	$214.6	$241.4

ACCO Brands Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Top Customers

Net sales to our five largest customers totaled $720.9 million, $554.7 million and $641.5 million for the years ended December 31, 2021, 2020 and 2019, respectively. No customer exceeded 10 percent of net sales for the years ended December 31, 2021, 2020 and 2019, respectively.

As of December 31, 2021 and 2020, our top five trade account receivables totaled $178.0 million and $118.2 million, respectively.

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

In 2021, the Company recorded Tax Credits in the amount of $10.7 million with respect to the finally decided cases as Other income, net. In addition, the recording of the Tax Credits resulted in additional income tax expense of $3.6 million. The benefit of the Tax Credits realized by the Company has and will be recorded in the Consolidated Statements of Income in the line item "Other expense, net."

Finalization of the remaining legal actions Tilibra has filed will result in additional Tax Credits, and the amount of these Tax Credits, in the aggregate, may be material.

Foroni, in years prior to its acquisition, also filed legal actions in Brazil to recover these excess indirect tax payments. The legal actions filed by Foroni are currently being finalized. We are required under the quota purchase agreement to remit the substantial majority of any Tax Credits that are recovered to the former owners of Foroni.

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

Unconditional Purchase Commitments

Future minimum payments under unconditional purchase commitments, primarily for inventory purchase commitments as of December 31, 2021 were as follows:

(in millions)
2022	$190.7
2023	1.9
2024	0.8
2025	0.6
2026	0.6
Thereafter	0.2
Total unconditional purchase commitments	$194.8

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE
Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Management's Evaluation of Disclosure Controls and Procedures

We seek to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized, and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation under the supervision of the Chief Executive Officer and the Chief Financial Officer, and with the participation of our Disclosure Committee, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2021.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Our management concluded that our internal control over financial reporting was effective as of December 31, 2021.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8. of this report.

ITEM 9B. OTHER INFORMATION
Not applicable.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required under this Item with respect to the executive officers of the Company is incorporated by reference to "Item 1. Business" of this Form 10-K. Except as provided below, all other information required by this Item is contained in the Company’s 2022 Definitive Proxy Statement, which is expected to be filed with the SEC prior to April 1, 2022, and is incorporated herein by reference.

Code of Conduct

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

ITEM 11. EXECUTIVE COMPENSATION

Information required under this Item is contained in the Company’s 2022 Definitive Proxy Statement, which is expected to be filed with the SEC prior to April 1, 2022, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table gives information, as of December 31, 2021, about our common stock that may be issued upon the exercise of options and other equity awards under all compensation plans under which equity securities are reserved for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	5,860,567	$9.34	4,342,334	(1)
Equity compensation plans not approved by security holders	—	—	—
Total	5,860,567	$9.34	4,342,334	(1)

(1)These are shares available for grant as of December 31, 2021 under the 2019 ACCO Brands Corporation Incentive Plan (the "Plan") pursuant to which the Compensation and Human Capital Committee of the Board of Directors or the Board of Directors may make various stock-based awards, including grants of stock options, stock-settled appreciation rights, restricted stock, restricted stock units and performance stock units. In addition to these shares, shares covered by outstanding awards under the Plan that were forfeited or otherwise terminated may become available for grant under the Plan and, to the extent such shares have become available as of December 31, 2021, they are included in the table as available for grant.

Other information required under this Item is contained in the Company’s 2022 Definitive Proxy Statement, which is expected to be filed with the SEC prior to April 1, 2022, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required under this Item is contained in the Company’s 2022 Definitive Proxy Statement, which is expected to be filed with the SEC prior to April 1, 2022, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required under this Item is contained in the Company’s 2022 Definitive Proxy Statement, which is expected to be filed with the SEC prior to April 1, 2022, and is incorporated herein by reference.

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

(a)Financial Statements, Financial Statement Schedules and Exhibits

i.All Financial Statements

The following consolidated financial statements of the Company and its subsidiaries are filed as part of this report under Part II, Item 8. - Financial Statements and Supplementary Data:

ii.Financial Statement Schedule:
    Schedule II - Valuation and Qualifying Accounts and Reserves for each of the years ended December 31, 2021, 2020 and 2019.

iii.Exhibits:

    A list of exhibits filed or furnished with this Report on Form 10-K (or incorporated by reference to exhibits previously filed or furnished by the Company) is provided in the accompanying Exhibit Index.

ITEM 16. FORM 10-K SUMMARY

None.

EXHIBIT INDEX

Number     Description of Exhibit

Plans of acquisition, reorganization, arrangement, liquidation or succession

2.1    Purchase Agreement, dated as of November 10, 2020, among ACCO Brands Corporation, ACCO Brands USA LLC, Bensussen Deutsch & Associates LLC and, solely with respect to certain provisions thereof, Bensussen Deutsch Holdings, Inc., Jacob B. Deutsch and Eric E. Bensussen (incorporated by reference to Exhibit 2.1 to ACCO Brands Corporation's Current Report on Form 8-K filed with the SEC on November 12, 2020 (File No. 001-08454))

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

Instruments defining the rights of security holders, including indentures

4.1    Indenture dated as of March 15, 2021, among the Company, as issuer, the guarantors named therein and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 16, 2021 (File No. 001-08454)).

4.2    Description of securities registered under Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.2 to ACCO Brands Corporation's Annual Report on Form 10-K filed with the SEC on February 27, 2020 (File No. 001-08454))

Material Contracts

10.1    Third Amended and Restated Credit Agreement, dated as of January 27, 2017, among the Company, certain subsidiaries of the Company, Bank of America, N.A., as administrative agent, and the other agents and various lenders party hereto (incorporated by reference to Exhibit 10.11 to ACCO Brands Corporation's Annual Report on Form 10-K filed with the SEC on February 27, 2017 (File No. 001-08454))

10.2    First Amendment to the Third Amended and Restated Credit Agreement, dated as of July 26, 2018, among the Company, certain subsidiaries of the Company, Bank of America, N.A., as administrative agent and the other agents and various lenders party hereto (incorporated by reference to Exhibit 10.1 to ACCO Brands Corporation's Quarterly Report on Form 10-Q filed with the SEC on October 30, 2018 (File No. 001-08454))

10.3    Second Amendment to Third Amended and Restated Credit Agreement, dated as of May 23, 2019, among the Company, certain subsidiaries of the Company, Bank of America, N.A., as administrative agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to ACCO Brands Corporation's Current Report on Form 8-K filed with the SEC on May 23, 2019 (File No. 001-08454))

10.4    Third Amendment to Third Amended and Restated Credit Agreement, dated as of May 1, 2020, among the Company, certain subsidiaries of the Company, Bank of America, N.A., as administrative agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to ACCO Brands Corporation's Current Report on Form 8-K filed with the SEC on May 1, 2020 (File No. 001-08454))

10.5    Fourth Amendment to Third Amended and Restated Credit Agreement, dated as of November 10, 2020, among the Company, certain subsidiaries of the Company, Bank of America, N.A., as administrative agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to ACCO Brands Corporation's Current Report on Form 8-K filed with the SEC on November 12, 2020 (File No. 001-08454))

EXHIBIT INDEX

Number     Description of Exhibit

10.6    Fifth Amendment to Third Amended and Restated Credit Agreement, dated as of March 31, 2021, among the Company, certain subsidiaries of the Company, Bank of America, N.A., as administrative agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 1, 2021 (File No. 001-08454))

Executive Compensation Plans and Management Contracts

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

10.11    Amendment to Deferred Compensation Plan for Non-Employee Directors, effective January 1, 2014 (incorporated by reference to Exhibit 10.15 to ACCO Brands Corporation's Annual Report on Form 10-K filed with the SEC on February 25, 2014 (File No. 001-089454))

10.12    Form of 2011 Amended and Restated Incentive Plan Directors Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.16 to ACCO Brands Corporation's Annual Report on Form 10-K filed with the SEC on February 25, 2014 (File No. 001-089454))

10.13    Form of Non-qualified Stock Option Agreement under the 2011 Amended and Restated Incentive Plan (incorporated by reference to Exhibit 10.2 to ACCO Brands Corporation's Current Report on Form 8-K filed with the SEC on March 10, 2014 (File No. 001-08454))

10.14    Second Amendment of 2011 Amended and Restated ACCO Brands Corporation Incentive Plan (incorporated by reference to Exhibit 10.4 to ACCO Brands Corporation's Quarterly Report on Form 10-Q filed with the SEC on April 30, 2014 (File No. 001-08454))

10.15    ACCO Brands Corporation Incentive Plan, which is an amendment and restatement of the Amended and Restated ACCO Brands Corporation 2011 Incentive Plan, as amended (incorporated by reference to Exhibit 4.4 to ACCO Brands Corporation's Registration Statement on Form S-8 filed with the SEC on May 12, 2015 (File No. 001-08454))

10.16    Form of Directors Restricted Stock Unit Award Agreement under the ACCO Brands Corporation Incentive Plan (incorporated by reference to Exhibit 10.1 to ACCO Brands Corporation's Current Report on Form 8-K filed with the SEC on May 18, 2015 (File No. 001-08454))

10.17    Form of Restricted Stock Unit Award Agreement under the ACCO Brands Corporation Incentive Plan (incorporated by reference to Exhibit 10.2 to ACCO Brands Corporation's Current Report on Form 8-K filed with the SEC on May 18, 2015 (File No. 001-08454))

10.18    Form of Nonqualified Stock Option Award Agreement under the ACCO Brands Corporation Incentive Plan (incorporated by reference to Exhibit 10.4 to ACCO Brands Corporation's Current Report on Form 8-K filed with the SEC on May 18, 2015 (File No. 001-08454))

10.19    ACCO Brands Corporation Executive Severance Plan, as amended and restated effective January 1, 2019 (incorporated by reference to Exhibit 10.1 to ACCO Brands Corporation's Current Report on Form 8-K filed with the SEC on October 22, 2018 (File No. 001-09454))

EXHIBIT INDEX

Number     Description of Exhibit

10.20    ACCO Brands Corporation Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.26 to ACCO Brands Corporation's Annual Report on Form 10-K filed with the SEC on February 27, 2019 (File No. 001-09454))

10.21    2019 ACCO Brands Corporation Incentive Plan (incorporated by reference to Exhibit 99 to the Company’s Registration Statement on Form S-8 filed with the SEC on May 21, 2019)

10.22    Form of Directors Restricted Stock Unit Award Agreement under the 2019 ACCO Brands Corporation Incentive Plan (incorporated by reference to Exhibit 10.3 to ACCO Brands Corporation's Quarterly Report on Form 10-Q filed with the SEC on July 31, 2019 (File No. 001-08454))

10.23    Form of Restricted Stock Unit Award Agreement under the 2019 ACCO Brands Corporation Incentive Plan (incorporated by reference to Exhibit 10.4 to ACCO Brands Corporation's Quarterly Report on Form 10-Q filed with the SEC on July 31, 2019 (File No. 001-08454))

10.24    Form of Performance Stock Unit Award Agreement under the 2019 ACCO Brands Corporation Incentive Plan (incorporated by reference to Exhibit 10.5 to ACCO Brands Corporation's Quarterly Report on Form 10-Q filed with the SEC on July 31, 2019 (File No. 001-08454))

10.25    Form of Nonqualified Stock Option Award Agreement under the 2019 ACCO Brands Corporation Incentive Plan (incorporated by reference to Exhibit 10.6 to ACCO Brands Corporation's Quarterly Report on Form 10-Q filed with the SEC on July 31, 2019 (File No. 001-08454))

10.26    Form of Nonqualified Stock Option Award Agreement under the 2019 ACCO Brands Corporation Incentive Plan (incorporated by reference to Exhibit 10.1 to ACCO Brands Corporation's Quarterly Report on Form 10-Q filed with the SEC on May 5, 2020 (File No. 001-08454))

10.27    Form of Nonqualified Stock Option Award Agreement - Non-U.S. Employees under the 2019 ACCO Brands Corporation Incentive Plan (incorporated by reference to Exhibit 10.2 to ACCO Brands Corporation's Quarterly Report on Form 10-Q filed with the SEC on May 5, 2020 (File No. 001-08454))

10.28    ACCO Brands Corporation Deferred Compensation Plan for Non-Employee Directors Restated Effective December 3, 2019 (incorporated by reference to Exhibit 10.31 to ACCO Brands Corporation's Annual Report on Form 10-K filed with the SEC on February 27, 2020 (File No. 001-08454))

10.29    Form of Cash-Based Award Agreement under the 2019 ACCO Brands Corporation Incentive Plan (incorporated by reference to Exhibit 10.1 to ACCO Brands Corporation's Quarterly Report on Form 10-Q filed with the SEC on July 20, 2021 (File No. 001-08454))

10.30    Form of Performance Stock Unit Award Agreement under the 2019 ACCO Brands Corporation Incentive Plan (incorporated by reference to Exhibit 10.2 to ACCO Brands Corporation's Quarterly Report on Form 10-Q filed with the SEC on July 30, 2021 (File No. 001-08454))

10.31    Form of Special Performance Stock Unit Award Agreement under the 2019 ACCO Brands Corporation Incentive Plan (incorporated by reference to Exhibit 10.3 to ACCO Brands Corporation's Quarterly Report on Form 10-Q filed with the SEC on July 30, 2021 (File No. 001-08454))

Other Exhibits

21.1    Subsidiaries of the Registrant*

23.1    Consent of KPMG LLP*

24.1    Power of attorney*

EXHIBIT INDEX

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
James M. Dudek, Jr.
Senior Vice President, Corporate Controller and Chief Accounting Officer (principal accounting officer)
February 23, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Boris Elisman	Chairman and Chief Executive Officer (principal executive officer)	February 23, 2022
Boris Elisman

/s/ Neal V. Fenwick	Executive Vice President and Chief Financial Officer (principal financial officer)	February 23, 2022
Neal V. Fenwick

/s/ James M. Dudek, Jr.	Senior Vice President, Corporate Controller and Chief Accounting Officer (principal accounting officer)	February 23, 2022
James M. Dudek, Jr.

/s/ Kathleen S. Dvorak*	Director	February 23, 2022
Kathleen S. Dvorak

/s/ Pradeep Jotwani*	Director	February 23, 2022
Pradeep Jotwani

/s/ Robert J. Keller*	Director	February 23, 2022
Robert J. Keller

Signature	Title	Date

/s/ Thomas Kroeger*	Director	February 23, 2022
Thomas Kroeger

/s/ Ron Lombardi*	Director	February 23, 2022
Ron Lombardi

/s/ Graciela Monteagudo*	Director	February 23, 2022
Graciela Monteagudo

/s/ E. Mark Rajkowski*	Director	February 23, 2022
E. Mark Rajkowski

/s/ Neal V. Fenwick
* Neal V. Fenwick as Attorney-in-Fact

ACCO Brands Corporation
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
SCHEDULE II
Allowances for Doubtful Accounts

Changes in the allowances for doubtful accounts were as follows:

	Year Ended December 31,
(in millions)	2021	2020	2019
Balance at beginning of year	$11.4	$6.7	$6.5
Additions charged to expense	0.9	8.0	1.6
Deductions - write offs	(1.9)	(3.0)	(2.6)
Acquisitions	—	—	1.3
Foreign exchange changes	(0.4)	(0.3)	(0.1)
Balance at end of year	$10.0	$11.4	$6.7

Allowances for Sales Discounts and Other Credits

Changes in the allowances for sales discounts and returns were as follows:

	Year Ended December 31,
(in millions)	2021	2020	2019
Balance at beginning of year	$12.2	$7.7	$7.8
Additions charged to expense	28.9	12.2	13.5
Deductions	(25.8)	(7.9)	(13.7)
Foreign exchange changes	(0.1)	0.2	0.1
Balance at end of year	$15.2	$12.2	$7.7

Allowances for Cash Discounts

Changes in the allowances for cash discounts were as follows:

	Year Ended December 31,
(in millions)	2021	2020	2019
Balance at beginning of year	$1.9	$2.0	$1.7
Additions charged to expense	22.8	19.7	22.2
Deductions - discounts taken	(22.2)	(19.9)	(21.8)
Foreign exchange changes	(0.1)	0.1	(0.1)
Balance at end of year	$2.4	$1.9	$2.0

ACCO Brands Corporation
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
SCHEDULE II (Continued)
Warranty Reserves

Changes in the reserve for warranty claims were as follows:

	Year Ended December 31,
(in millions)	2021	2020	2019
Balance at beginning of year	$6.1	$5.4	$4.9
Provision for warranties issued	2.9	3.5	3.9
Deductions - settlements made (in cash or in kind)	(2.9)	(3.1)	(3.4)
Foreign exchange changes	(0.4)	0.3	—
Balance at end of year	$5.7	$6.1	$5.4

Income Tax Valuation Allowance

Changes in the deferred tax valuation allowances were as follows:

	Year Ended December 31,
(in millions)	2021	2020	2019
Balance at beginning of year	$55.4	$51.6	$50.8
(Credits) debits to expense	(2.2)	2.2	0.4
Foreign exchange changes	(0.8)	1.6	0.4
Balance at end of year	$52.4	$55.4	$51.6

See accompanying report of independent registered public accounting firm.