Form 10-Q
period 2022-03-31
ACCO BRANDS Corp
filed 2022-04-27
CIK 712034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2022

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

As of April 19, 2022, the registrant had outstanding 96,986,277 shares of Common Stock.

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

Some of the factors that could affect our results or cause our plans, actions and results to differ materially from those expressed in the forward-looking statements contained in this Quarterly Report on Form 10-Q are detailed in "Part I, Item 1. Business" and "Part I, Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2021, as well as the financial statement line item discussions as well as in "Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations" of this Quarterly Report on Form 10-Q and from time to time in our other Securities and Exchange Commission (the "SEC") filings.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ACCO Brands Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31, 2022	December 31, 2021
(in millions)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$91.3	$41.2
Accounts receivable, net	341.7	416.1
Inventories	471.4	428.0
Other current assets	50.6	39.6
Total current assets	955.0	924.9
Total property, plant and equipment	612.3	656.4
Less: accumulated depreciation	(401.7)	(441.8)
Property, plant and equipment, net	210.6	214.6
Right of use asset, leases	104.3	105.2
Deferred income taxes	113.0	115.9
Goodwill	798.9	802.5
Identifiable intangibles, net	896.1	902.2
Other non-current assets	22.6	26.0
Total assets	$3,100.5	$3,091.3
Liabilities and Stockholders' Equity
Current liabilities:
Notes payable	$4.0	$9.4
Current portion of long-term debt	40.8	33.6
Accounts payable	223.2	308.2
Accrued compensation	36.9	56.9
Accrued customer program liabilities	75.8	101.4
Lease liabilities	24.1	24.4
Current portion of contingent consideration	38.9	24.8
Other current liabilities	125.2	149.9
Total current liabilities	568.9	708.6
Long-term debt, net	1,109.2	954.1
Long-term lease liabilities	88.4	89.0
Deferred income taxes	142.9	145.2
Pension and post-retirement benefit obligations	211.2	222.3
Contingent consideration	0.5	12.0
Other non-current liabilities	97.9	95.3
Total liabilities	2,219.0	2,226.5
Stockholders' equity:
Common stock	1.0	1.0
Treasury stock	(42.1)	(40.9)
Paid-in capital	1,911.5	1,902.2
Accumulated other comprehensive loss	(516.8)	(535.5)
Accumulated deficit	(472.1)	(462.0)
Total stockholders' equity	881.5	864.8
Total liabilities and stockholders' equity	$3,100.5	$3,091.3

See Notes to Condensed Consolidated Financial Statements (Unaudited).

ACCO Brands Corporation and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
(in millions, except per share data)	2022	2021
Net sales	$441.6	$410.5
Cost of products sold	322.0	295.0
Gross profit	119.6	115.5
Operating costs and expenses:
Selling, general and administrative expenses	98.8	94.0
Amortization of intangibles	11.1	12.0
Restructuring charges	0.3	3.9
Change in fair value of contingent consideration	2.6	6.7
Total operating costs and expenses	112.8	116.6
Operating income (loss)	6.8	(1.1)
Non-operating expense (income):
Interest expense	9.7	13.2
Interest income	(1.4)	(0.1)
Non-operating pension income	(1.4)	(0.8)
Other expense, net	0.9	12.9
Loss before income tax	(1.0)	(26.3)
Income tax expense (benefit)	1.7	(5.9)
Net loss	$(2.7)	$(20.4)

Per share:
Basic loss per share	$(0.03)	$(0.21)
Diluted loss per share	$(0.03)	$(0.21)

Weighted average number of shares outstanding:
Basic	96.2	95.1
Diluted	96.2	95.1

See Notes to Condensed Consolidated Financial Statements (Unaudited).

ACCO Brands Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended March 31,
(in millions)	2022	2021
Net loss	$(2.7)	$(20.4)
Other comprehensive income (loss), net of tax:
Unrealized (loss) income on derivative instruments, net of tax benefit (expense) of $0.7 and $(1.8), respectively	(1.4)	4.1
Foreign currency translation adjustments, net of tax benefit (expense) of $0.6 and $(1.5), respectively	15.3	(20.7)
Recognition of deferred pension and other post-retirement items, net of tax expense of $(1.4) and $(1.2), respectively	4.8	3.6
Other comprehensive income (loss), net of tax	18.7	(13.0)

Comprehensive income (loss)	$16.0	$(33.4)

See Notes to Condensed Consolidated Financial Statements (Unaudited).

ACCO Brands Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
(in millions)	2022	2021
Operating activities
Net loss	$(2.7)	$(20.4)
Amortization of inventory step-up	—	2.4
Change in fair value of contingent liability	2.6	6.7
Depreciation	9.9	9.6
Amortization of debt issuance costs	0.7	0.8
Amortization of intangibles	11.1	12.0
Stock-based compensation	4.9	4.8
Loss on debt extinguishment	—	3.7
Changes in balance sheet items:
Accounts receivable	84.1	34.4
Inventories	(37.3)	(54.4)
Other assets	(7.6)	(13.3)
Accounts payable	(87.5)	11.3
Accrued expenses and other liabilities	(76.5)	(27.9)
Accrued income taxes	(5.9)	(12.1)
Net cash used by operating activities	(104.2)	(42.4)
Investing activities
Additions to property, plant and equipment	(3.4)	(3.8)
Cost of acquisitions, net of cash acquired	—	18.2
Net cash (used) provided by investing activities	(3.4)	14.4
Financing activities
Proceeds from long-term borrowings	168.0	595.8
Repayments of long-term debt	(5.0)	(509.0)
(Repayments) proceeds of notes payable, net	(5.3)	6.2
Payment for debt premium	—	(9.8)
Payments for debt issuance costs	—	(9.7)
Dividends paid	(7.3)	(6.2)
Payments related to tax withholding for stock-based compensation	(1.2)	(0.9)
Proceeds from the exercise of stock options	4.3	1.9
Net cash provided by financing activities	153.5	68.3
Effect of foreign exchange rate changes on cash and cash equivalents	4.2	(1.8)
Net increase in cash and cash equivalents	50.1	38.5
Cash and cash equivalents
Beginning of the period	41.2	36.6
End of the period	$91.3	$75.1
Cash paid during the year for:
Interest	$15.1	$12.7
Income taxes	$7.6	$7.2

See Notes to Condensed Consolidated Financial Statements (Unaudited).

ACCO Brands Corporation and Subsidiaries

Consolidated Statement of Stockholders' Equity

(Unaudited)

(in millions)	Common Stock	Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Accumulated Deficit	Total
Balance at December 31, 2021	$1.0	$1,902.2	$(535.5)	$(40.9)	$(462.0)	$864.8
Net loss	—	—	—	—	(2.7)	(2.7)
Loss on derivative financial instruments, net of tax			(1.4)			(1.4)
Translation impact, net of tax			15.3			15.3
Pension and post-retirement adjustment, net of tax			4.8			4.8
Stock-based compensation		4.9			(0.1)	4.8
Common stock issued, net of shares withheld for employee taxes		4.3		(1.2)		3.1
Dividends declared, $0.075 per share					(7.3)	(7.3)
Other	—	0.1	—	—	—	0.1
Balance at March 31, 2022	$1.0	$1,911.5	$(516.8)	$(42.1)	$(472.1)	$881.5

Shares of Capital Stock

	Common Stock	Treasury Stock	Net Shares
Shares at December 31, 2021	100,118,494	4,300,548	95,817,946
Common stock issued, net of shares withheld for employee taxes	1,128,030	106,598	1,021,432
Shares at March 31, 2022	101,246,524	4,407,146	96,839,378

See Notes to Condensed Consolidated Financial Statements (Unaudited).

ACCO Brands Corporation and Subsidiaries

Consolidated Statement of Stockholders' Equity

Continued (Unaudited)

(in millions)	Common Stock	Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Accumulated Deficit	Total
Balance at December 31, 2020	$1.0	$1,883.1	$(564.2)	$(39.9)	$(537.3)	$742.7
Net loss	—	—	—	—	(20.4)	(20.4)
Gain on derivative financial instruments, net of tax	—	—	4.1	—	—	4.1
Translation impact, net of tax	—	—	(20.7)	—	—	(20.7)
Pension and post-retirement adjustment, net of tax	—	—	3.6	—	—	3.6
Stock-based compensation	—	5.0	—	—	(0.2)	4.8
Common stock issued, net of shares withheld for employee taxes	—	1.9	—	(0.9)	—	1.0
Dividends declared, $.065 per share	—	—	—	—	(6.2)	(6.2)
Other	—	(0.1)	—	—	—	(0.1)
Balance at March 31, 2021	$1.0	$1,889.9	$(577.2)	$(40.8)	$(564.1)	$708.8

Shares of Capital Stock

	Common Stock	Treasury Stock	Net Shares
Shares at December 31, 2020	99,129,455	4,186,890	94,942,565
Common stock issued, net of shares withheld for employee taxes	652,755	109,599	543,156
Shares at March 31, 2021	99,782,210	4,296,489	95,485,721

See Notes to Condensed Consolidated Financial Statements (Unaudited).

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

As used in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, the terms "ACCO Brands," "ACCO," the "Company," "we," "us," and "our" refer to ACCO Brands Corporation and its consolidated subsidiaries.

The management of ACCO Brands Corporation is responsible for the accuracy and internal consistency of the preparation of the condensed consolidated financial statements and notes contained in this Quarterly Report on Form 10-Q.

The condensed consolidated interim financial statements have been prepared pursuant to the rules and regulations of the SEC. Although the Company believes the disclosures are adequate to make the information presented not misleading, certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the U.S. ("GAAP") have been condensed or omitted pursuant to those rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

The Condensed Consolidated Balance Sheet as of March 31, 2022 and the related Consolidated Statements of Income, Consolidated Statements of Comprehensive Income (Loss), and Consolidated Statements of Stockholders' Equity for the three months ended March 31, 2022 and 2021, and the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021 are unaudited. The December 31, 2021 Condensed Consolidated Balance Sheet data was derived from audited financial statements but does not include all annual disclosures required by GAAP. The financial statements included herein were prepared by management and reflect all adjustments (consisting solely of normal recurring items unless otherwise noted) which are, in the opinion of management, necessary for the fair presentation of results of operations and cash flows for the interim periods ended March 31, 2022 and 2021, and the financial position of the Company as of March 31, 2022. Interim results may not be indicative of results for a full year.

On April 1, 2021, we completed the acquisition of Franken Planungs-und Organisationsmittel GmbH (“Franken”) for a purchase price of €2.4 million (US$2.8 million, based on April 1, 2021 exchange rates), net of cash acquired of $1.1 million. Franken is a provider of visual communication products, including boards, markers, planning tools, as well as creative and training products. Franken is a German company that is included in the Company’s EMEA reporting segment.

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

There are no recently issued accounting standards that are expected to have an impact on the Company’s financial condition, results of operations or cash flow.

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

There were no accounting standards that were adopted in the first three months ended March 31, 2022 that had a material effect on the Company’s financial condition, results of operations or cash flow.

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

4. Long-term Debt and Short-term Borrowings

Notes payable and long-term debt, listed in order of the priority of security interests in assets of the Company, consisted of the following as of March 31, 2022 and December 31, 2021:

(in millions)	March 31, 2022	December 31, 2021
Euro Senior Secured Term Loan A, due March 2026 (floating interest rate of 1.75% at March 31, 2022 and 2% at December 31, 2021)	$247.8	$254.8
USD Senior Secured Term Loan A, due March 2026 (floating interest rate of 2.76% at March 31, 2022 and 2.22% at December 31, 2021)	87.9	89.0
Australian Dollar Senior Secured Term Loan A, due March 2026 (floating interest rate of 2.02% at March 31, 2022 and 2.11% at December 31, 2021)	40.3	39.4
U.S. Dollar Senior Secured Revolving Credit Facility, due March 2026 (floating interest rate of 2.17% at March 31, 2022 and 2.1% at December 31, 2021)	173.0	13.7
Australian Dollar Senior Secured Revolving Credit Facility, due March 2026 (floating interest rate of 1.9% at March 31, 2022 and 2.06% at December 31, 2021)	35.3	25.4
Senior Unsecured Notes, due March 2029 (fixed interest rate of 4.25%)	575.0	575.0
Other borrowings	3.9	9.4
Total debt	1,163.2	1,006.7
Less:
Current portion	44.8	43.0
Debt issuance costs, unamortized	9.2	9.6
Long-term debt, net	$1,109.2	$954.1

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

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

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
•
further increase the aggregate revolving credit commitments under the Revolving Facility from $500.0 million to $600.0 million;
•
establish a new term loan facility denominated in U.S. Dollars in an aggregate principal amount of $100.0 million (the "USD Term Loan");
•
replace the minimum fixed coverage ratio of 1.25:1.00 with a minimum Interest Coverage Ratio (as defined in the Credit Agreement) of 3.00:1.00; and
•
reflect a more favorable restricted payment covenant, with the Consolidated Leverage Ratio (as defined in the Credit Agreement) hurdle for unlimited restricted payments (including share repurchases and dividends) as calculated under the Credit Agreement increasing from 2.50:1.00 to 3.25:1.00.

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
•
reduce the Company’s capacity to incur certain other indebtedness, and impose additional limitations on certain restricted payments (other than dividends) and permitted acquisitions; and
•
require that the Company pay down any amounts on the Revolving Facility when cash and cash equivalents of the loan parties exceed $100.0 million.

In connection with the PowerA acquisition, effective November 10, 2020, the Company entered into a Fourth Amendment (the "Fourth Amendment") to the Credit Agreement pursuant to which the Credit Agreement was amended to, among other things:

•
provide flexibility under the permitted acquisition provisions to accommodate the acquisition of PowerA;

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

•
further amend the maximum Consolidated Leverage Ratio financial covenant for each of the six fiscal quarters beginning March 31, 2021 and ending June 30, 2022, as follows:

Quarter Ended	Maximum Consolidated Leverage Ratio
March 2021	5.25:1.00
June 2021	5.25:1.00
September 2021	4.75:1.00
December 2021	4.25:1.00
March 2022	4.25:1.00
June 2022	4.25:1.00
September 2022 and thereafter	3.75:1.00

•
exempt the borrowings made under the Credit Agreement, as amended, to fund the PowerA acquisition from the Credit Agreement’s anti-cash hoarding clause.

We incurred and capitalized approximately $3.2 million in bank, legal and other fees associated with the Third and Fourth Amendments.

Effective March 31, 2021, the Company entered into a Fifth Amendment (the “Fifth Amendment”) to the Credit Agreement. Pursuant to the Fifth Amendment, the Credit Agreement was amended to, among other things:

•
further extend the maturity date from May 23, 2024 to March 31, 2026;
•
further modify the maximum Consolidated Leverage Ratio financial covenant such that for the fiscal quarter ending September 30, 2022 and thereafter, the maximum leverage ratio is set at 4.00:1.00;
•
reflect more favorable pricing at higher Consolidated Leverage Ratio levels along with lower fees on undrawn amounts, as follows:

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

•
eliminate the LIBOR rate floor for U.S. dollar loans.

As of March 31, 2022, there was $208.3 million in borrowings outstanding under the Revolving Facility. The remaining amount available for borrowings was $379.8 million (allowing for $11.9 million of letters of credit outstanding on that date).

As of March 31, 2022, our Consolidated Leverage Ratio was approximately 3.70 to 1.00 versus our maximum covenant of 4.25 to 1.00.

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

The components of lease expense were as follows:

	Three Months Ended March 31,
(in millions)	2022	2021
Operating lease cost	$7.7	$7.2
Sublease income	(0.6)	(0.3)
Total lease cost	$7.1	$6.9

Other information related to leases was as follows:

	Three Months Ended March 31,
(in millions, except lease term and discount rate)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8.5	$7.2
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$5.2	$4.2

As of March 31, 2022
Weighted average remaining lease term:
Operating leases	6.6 years

Weighted average discount rate:
Operating leases	4.6%

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Future minimum lease payments, net of sub-lease income, for all non-cancelable leases as of March 31, 2022, were as follows:

(in millions)	Operating Leases
2022	$22.0
2023	23.2
2024	19.0
2025	16.0
2026	13.0
2027	8.7
Thereafter	29.6
Total minimum lease payments	131.5
Less imputed interest	19.0
Future minimum payments for leases, net of sublease rental income and imputed interest	$112.5

6. Pension and Other Retiree Benefits

The components of net periodic benefit (income) cost for pension and post-retirement plans for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31,
	Pension				Post-retirement
	U.S.		International
(in millions)	2022	2021	2022	2021	2022	2021
Service cost	$—	$0.4	$0.3	$0.4	$—	$—
Interest cost	1.2	1.0	2.5	1.6	—	—
Expected return on plan assets	(2.7)	(2.8)	(4.6)	(4.8)	—	—
Amortization of prior service cost	—	0.1	—	0.1	—	—
Amortization of net loss (gain)	0.9	1.0	1.4	1.8	(0.1)	(0.1)
Curtailment loss(1)	—	1.4	—	—	—	—
Net periodic benefit (income) cost (2)	$(0.6)	$1.1	$(0.4)	$(0.9)	$(0.1)	$(0.1)

(1)
Curtailment loss of $1.4 million due to the pension benefit freeze for the Sidney group under the ACCO Brands Corporation Pension Plan.
(2)
The components of net periodic benefit (income) cost, other than service cost, are included in the line "Non-operating pension income" in the Consolidated Statements of Income.

We expect to contribute approximately $18.8 million to our defined benefit plans in 2022. For the three months ended March 31, 2022, we have contributed $4.8 million to these plans.

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

7. Stock-Based Compensation

The following table summarizes our stock-based compensation expense (including stock options, restricted stock units ("RSUs") and performance stock units ("PSUs")) for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(in millions)	2022	2021
Stock option compensation expense	$2.1	$1.7
RSU compensation expense	2.1	2.5
PSU compensation expense	0.7	0.6
Total stock-based compensation expense	$4.9	$4.8

We generally recognize compensation expense for stock-based awards ratably over the vesting period. During the first quarter of 2022, the Compensation and Human Committee of the Company's Board of Directors approved stock compensation grants which consisted of 1,652,413 stock options, 498,659 RSUs and 458,957 PSUs.

The following table summarizes our unrecognized compensation expense and the weighted-average period over which the expense will be recognized as of March 31, 2022:

	March 31, 2022
(in millions, except weighted average years)	Unrecognized Compensation Expense	Weighted Average Years Expense To Be Recognized Over
Stock options	$5.3	2.6
RSUs	$5.4	2.5
PSUs	$9.1	2.1

8. Inventories

The components of inventories were as follows:

(in millions)	March 31, 2022	December 31, 2021
Raw materials	$79.9	$67.5
Work in process	4.4	4.1
Finished goods	387.1	356.4
Total inventories	$471.4	$428.0

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

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

In management’s opinion, the goodwill balance for our ACCO Brands International reporting unit could be at risk for impairment if operating performance does not continue to recover as expected from the current impacts of COVID-19, if we experience negative changes to the long-term outlook for the business, or if changes in factors and assumptions occur which impact the fair value such as low or declining revenue growth rates, depressed operating margins or adverse changes to the discount rates impacting this reporting unit.

Changes in the net carrying amount of goodwill by segment were as follows:

(in millions)	ACCO Brands North America	ACCO Brands EMEA	ACCO Brands International	Total
Balance at December 31, 2021	$446.7	$178.6	$177.2	$802.5
Foreign currency translation	—	(5.2)	1.6	(3.6)
Balance at March 31, 2022	$446.7	$173.4	$178.8	$798.9

The goodwill balance includes $215.1 million of accumulated impairment losses, which occurred prior to December 31, 2016.

Identifiable Intangible Assets

The gross carrying value and accumulated amortization by class of identifiable intangible assets as of March 31, 2022 and December 31, 2021, were as follows:

	March 31, 2022			December 31, 2021
(in millions)	Gross Carrying Amounts	Accumulated Amortization	Net Book Value	Gross Carrying Amounts	Accumulated Amortization	Net Book Value
Indefinite-lived intangible assets:
Trade names(1)	$415.8	$(44.5)	$371.3	$417.6	$(44.5)	$373.1
Amortizable intangible assets:
Trade names	381.2	(114.7)	266.5	373.2	(110.5)	262.7
Customer and contractual relationships	366.5	(188.7)	177.8	366.5	(182.4)	184.1
Vendor relationships	82.4	(7.1)	75.3	82.4	(5.7)	76.7
Patents	8.4	(3.2)	5.2	8.6	(3.0)	5.6
Subtotal	838.5	(313.7)	524.8	830.7	(301.6)	529.1
Total identifiable intangibles	$1,254.3	$(358.2)	$896.1	$1,248.3	$(346.1)	$902.2

(1)
Accumulated amortization prior to the adoption of authoritative guidance on goodwill and other intangible assets, at which time further amortization ceased.

The Company's intangible amortization expense for the three months ended March 31, 2022 and 2021 was $11.1 million and $12.0 million, respectively.

Estimated amortization expense for amortizable intangible assets, as of March 31, 2022, for the current year and the next five years is as follows:

(in millions)	2022	2023	2024	2025	2026	2027
Estimated amortization expense(2)	$42.8	$40.5	$38.8	$37.2	$35.1	$31.9

(2)
Actual amounts of amortization expense may differ from estimated amounts due to changes in foreign currency exchange rates, additional intangible asset acquisitions, impairment of intangible assets, accelerated amortization of intangible assets and other events.

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

10. Restructuring

The Company recorded $0.3 million and $3.9 million of restructuring expense for the three months ended March 31, 2022 and 2021, respectively. Restructuring expenses for the three months ended March 31, 2022, were primarily for severance costs related to cost reduction initiatives in our North America segment.

The summary of the activity in the restructuring liability for the three months ended March 31, 2022, was as follows:

	Balance at		Cash	Non-cash Items /	Balance at
(in millions)	December 31, 2021	Provision	Expenditures	Currency Change	March 31, 2022
Employee termination costs(1)	$3.4	$0.3	$(1.0)	$—	$2.7
Termination of lease agreements(2)	1.1	—	(0.6)	—	0.5
Total restructuring liability	$4.5	$0.3	$(1.6)	$—	$3.2

(1)
We expect the remaining $2.7 million employee termination costs to be substantially paid in the next nine months.
(2)
We expect the remaining $0.5 million lease termination costs to be substantially paid in the next three months.

The summary of the activity in the restructuring liability for the three months ended March 31, 2021, was as follows:

	Balance at		Cash	Non-cash Items /	Balance at
(in millions)	December 31, 2020	Provision	Expenditures	Currency Change	March 31, 2021
Employee termination costs	$8.1	$3.1	$(2.7)	$(0.1)	$8.4
Termination of lease agreements	1.0	0.8	(0.1)	—	1.7
Other	0.2	—	—	—	0.2
Total restructuring liability	$9.3	$3.9	$(2.8)	$(0.1)	$10.3

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

11. Income Taxes

For the three months ended March 31, 2022, we recorded income tax expense of $1.7 million on a loss before taxes of $1.0 million. For the three months ended March 31, 2021, we recorded an income tax benefit of $5.9 million on a loss before taxes of $26.3 million. The decrease of the tax benefit of $7.6 million compared to the three months ended March 31, 2021 was primarily due to the decrease in our pre-tax book loss of $25.3 million during the first quarter of 2022 compared to the first quarter of 2021. We also recorded an additional $0.9 million of discrete income tax expense during the first quarter of 2022 compared to the first quarter of 2021.

The U.S. federal statute of limitations remains open for the years 2018 and forward. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from 2 to 5 years. Years still open to examination by foreign tax authorities in major jurisdictions include Australia (2017 forward), Brazil (2015 forward), Canada (2017 forward), Germany (2016 forward), Sweden (2016 forward) and the U.K. (2019 forward). We are currently under examination in certain foreign jurisdictions.

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

Because there is no settled legal precedent on which to base a definitive opinion as to whether we will ultimately prevail, we consider the outcome of these disputes to be uncertain. Since it is not more likely than not that we will prevail, in 2012, we recorded a reserve in the amount of $44.5 million (at December 31, 2012 exchange rates) in consideration of this contingency, of which $43.3 million was recorded as an adjustment to the purchase price and which included the 2007-2012 tax years plus penalties and interest through December 2012. Because the Brazilian courts have determined that we will have to pay the standard penalty of 75 percent if we do not prevail on our challenges of the Brazil Tax Assessments instead of the 150 percent that could be imposed, we have included an assumption of penalties at 75 percent in this reserve. We will continue to actively monitor administrative and judicial court decisions and evaluate their impact, if any, on our legal assessment of the ultimate outcome of

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

our disputes. In addition, we will continue to accrue interest related to this contingency until such time as the outcome is known or until evidence is presented that we are more likely than not to prevail. The time limit for issuing an assessment for 2011 and 2012 expired and we have reversed the amounts previously accrued for them. During the three months ended March 31, 2022 and 2021, we accrued additional interest as a charge to current income tax expense of $0.3 million and $0.3 million, respectively. At current exchange rates, our accrual through March 31, 2022, including tax, penalties and interest is $32.1 million (reported in "Other non-current liabilities").

12. Earnings per Share

Total outstanding shares as of March 31, 2022 and 2021, were 96.8 million and 95.5 million, respectively. For the three months ended March 31, 2022 and 2021, we acquired 0.2 million and 0.1 million shares, respectively, related to tax withholding for share-based compensation.

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

The number of our weighted-average shares outstanding for the three months ended March 31, 2022 and 2021 was as follows:

	Three Months Ended March 31,
(in millions)	2022	2021
Weighted-average number of shares of common stock outstanding - basic	96.2	95.1
Stock options	—	—
Restricted stock units	—	—
Weighted-average shares and assumed conversions - diluted(1)	96.2	95.1

(1) Due to the net loss during the three months ended March 31, 2022 and 2021, the denominator in the diluted earnings per share calculation does not include the effects of the stock awards for which the average market price for the period exceeds the exercised price, as it would result in a less dilutive computation. As a result, reported diluted earnings per share for the three months ended March 31, 2022 and 2021 are the same as basic earnings per share.

Awards of potentially dilutive shares of common stock, which have exercise prices that were higher than the average market price during the period, are not included in the computation of dilutive earnings per share as their effect would have been anti-dilutive. For three months ended March 31, 2022 and 2021, the number of anti-dilutive shares was approximately 9.3 million and 8.4 million, respectively.

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

Forward currency contracts are used to hedge foreign denominated inventory purchases for Europe, Australia, Canada, Japan and New Zealand, and are designated as cash flow hedges. Unrealized gains and losses on these contracts are deferred in Accumulated Other Comprehensive Income ("AOCI") until the contracts are settled and the underlying hedged transactions relating to inventory purchases are recognized, at which time the deferred gains or losses will be reported in the "Cost of products sold" line in the Consolidated Statements of Operations. As of March 31, 2022 and December 31, 2021, we had cash flow foreign exchange contracts outstanding with a U.S. dollar equivalent notional value of $155.2 million and $130.6 million, respectively, which were designated as hedges.

Forward currency contracts used to hedge foreign denominated intercompany loans are not designated as hedging instruments. Gains and losses on these derivative instruments are recognized within "Other expense (income), net" in the Consolidated Statements of Operations and are largely offset by the change in the current translated value of the hedged item. The periods of the forward foreign exchange contracts correspond to the periods of the hedged transactions, with some relating to intercompany loans which extend beyond March 2023. As of March 31, 2022 and December 31, 2021, we had foreign exchange contracts outstanding with a U.S. dollar equivalent notional value of $130.8 million and $84.2 million, respectively, which were not designated as hedges.

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes the fair value of our derivative financial instruments as of March 31, 2022 and December 31, 2021:

	Fair Value of Derivative Instruments
	Derivative Assets			Derivative Liabilities
(in millions)	Balance Sheet Location	March 31, 2022	December 31, 2021	Balance Sheet Location	March 31, 2022	December 31, 2021
Derivatives designated as hedging instruments:
Foreign exchange contracts	Other current assets	$3.8	$5.6	Other current liabilities	$0.9	$0.1
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current assets	2.5	0.7	Other current liabilities	0.7	0.6
Foreign exchange contracts	Other non-current assets	6.4	10.2	Other non-current liabilities	6.4	10.2
Total derivatives		$12.7	$16.5		$8.0	$10.9

The following tables summarize the pre-tax effect of our derivative financial instruments on the condensed consolidated financial statements for the three months ended March 31, 2022 and 2021:

	The Effect of Derivative Instruments in Cash Flow Hedging Relationships on the Consolidated Financial Statements
	Amount of (Loss) Gain Recognized in AOCI (Effective Portion)		Location of (Gain) Loss Reclassified from AOCI to Income	Amount of (Gain) Loss Reclassified from AOCI to Income (Effective Portion)
	Three Months Ended March 31,			Three Months Ended March 31,
(in millions)	2022	2021		2022	2021
Cash flow hedges:
Foreign exchange contracts	$(0.2)	$4.4	Cost of products sold	$(2.4)	$1.5

	The Effect of Derivatives Not Designated as Hedging Instruments on the Consolidated Statements of Operations
	Location of (Gain) Loss Recognized in Income on Derivatives	Amount of (Gain) Loss Recognized in Income
		Three Months Ended March 31,
(in millions)		2022	2021
Foreign exchange contracts	Other expense, net	$(0.6)	$1.2

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

Notes to Condensed Consolidated Financial Statements (Unaudited)

We utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

We have determined that our financial assets and liabilities described in "Note 13. Derivative Financial Instruments" are Level 2 in the fair value hierarchy. The following table sets forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2022 and December 31, 2021:

(in millions)	March 31, 2022	December 31, 2021
Assets:
Forward currency contracts	$12.7	$16.5
Liabilities:
Forward currency contracts	$8.0	$10.9

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

The fair values of cash and cash equivalents, notes payable to banks, accounts receivable and accounts payable approximate carrying amounts due principally to their short maturities. The carrying amount of total debt was $1,163.2 million and $1,006.7 million and the estimated fair value of total debt was $1,120.1 million and $1,002.3 million at March 31, 2022 and December 31, 2021, respectively. The fair values are determined from quoted market prices, where available, and from using current interest rates based on credit ratings and the remaining terms of maturity.

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

The following table provides a reconciliation of the beginning and ending balance of the contingent consideration for the three months ended March 31, 2022:

(in millions)	Contingent Consideration
Balance at December 31, 2021	$36.8
Change in fair value	2.6
Balance at March 31, 2022	$39.4

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

15. Accumulated Other Comprehensive Income (Loss)

AOCI is defined as net income (loss) and other changes in stockholders’ equity from transactions and other events from sources other than stockholders. The components of, and changes in, AOCI were as follows:

(in millions)	Derivative Financial Instruments	Foreign Currency Adjustments	Unrecognized Pension and Other Post-retirement Benefit Costs	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2021	$4.0	$(342.2)	$(197.3)	$(535.5)
Other comprehensive income (loss) before reclassifications, net of tax	0.3	15.3	3.1	18.7
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	(1.7)	—	1.7	—
Balance at March 31, 2022	$2.6	$(326.9)	$(192.5)	$(516.8)

The reclassifications out of AOCI for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31,
	2022	2021
(in millions)
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Location on Income Statement
Gain (loss) on cash flow hedges:
Foreign exchange contracts	$2.4	$(1.5)	Cost of products sold
Tax (expense) benefit	(0.7)	0.4	Income tax expense (benefit)
Net of tax	$1.7	$(1.1)
Defined benefit plan items:
Amortization of actuarial loss	$(2.2)	$(2.7)	(1)
Amortization of prior service cost	—	(1.6)	(1)
Total before tax	(2.2)	(4.3)
Tax benefit	0.5	1.0	Income tax expense (benefit)
Net of tax	$(1.7)	$(3.3)

Total reclassifications for the period, net of tax	$—	$(4.4)

(1) These AOCI components are included in the computation of net periodic benefit (income) cost for pension and post-retirement plans. See "Note 6. Pension and Other Retiree Benefits" for additional details.

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

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Service or Extended Maintenance Agreements ("EMAs"). As of December 31, 2021, there was $2.4 million of unearned revenue associated with outstanding EMAs, primarily reported in "Other current liabilities." During the three months ended March 31, 2022, $0.2 million of the unearned revenue was earned and recognized. As of March 31, 2022, the amount of unearned revenue from EMAs was $2.6 million. We expect to earn and recognize approximately $2.2 million of the unearned amount in the next 12 months and $0.4 million in periods beyond the next 12 months.

The following tables present our net sales disaggregated by regional geography(1), by reporting business segments and our net sales disaggregated by the timing of revenue recognition for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(in millions)	2022	2021
United States	$188.5	$170.3
Canada	20.0	18.5
ACCO Brands North America	208.5	188.8

ACCO Brands EMEA(2)	156.1	156.9

Australia/N.Z.	30.0	32.1
Latin America	34.4	19.5
Asia-Pacific	12.6	13.2
ACCO Brands International	77.0	64.8
Net sales	$441.6	$410.5

(1) Net sales are attributed to geographic areas based on the location of the selling subsidiaries.

(2) ACCO Brands EMEA is comprised largely of Europe, but also includes export sales to the Middle East and Africa.

	Three Months Ended March 31,
(in millions)	2022	2021
Product and services transferred at a point in time	$429.3	$395.7
Product and services transferred over time	12.3	14.8
Net sales	$441.6	$410.5

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Storage and organization products (lever-arch binders, sheet protectors, indexes), computer and gaming accessories, stapling, punching, shredding, laminating, do-it-yourself tools, dry erase boards and writing and art products.

ACCO Brands International	Australia/N.Z., Latin America and Asia-Pacific	Tilibra®, GBC®, Kensington®, Marbig®, Foroni®, Barrilito®, Artline®*, PowerA®, Spirax® *Australia/N.Z. only

School notebooks, storage and organization products (binders, sheet protectors and indexes), computer and gaming accessories, laminating, shredding, writing and arts products, janitorial supplies, dry erase boards, and stapling and punching products

Customers

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

Net sales by reportable business segment for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31,
(in millions)	2022	2021
ACCO Brands North America	$208.5	$188.8
ACCO Brands EMEA	156.1	156.9
ACCO Brands International	77.0	64.8
Net sales	$441.6	$410.5

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Operating income by business segment for the three months ended March 31, 2022 and 2021 was as follows:

	Three Months Ended March 31,
(in millions)	2022	2021
ACCO Brands North America	$13.9	$(0.7)
ACCO Brands EMEA	5.6	16.8
ACCO Brands International	4.2	0.6
Segment Operating income	23.7	16.7
Change in fair value of contingent consideration	(2.6)	(6.7)
Corporate	(14.3)	(11.1)
Operating income (loss)⁽¹⁾	6.8	(1.1)
Interest expense	9.7	13.2
Interest income	(1.4)	(0.1)
Non-operating pension income	(1.4)	(0.8)
Other expense, net	0.9	12.9
Loss before income tax	$(1.0)	$(26.3)

(1)
Operating income is defined as i) net sales; ii) less cost of products sold; iii) less selling, general and administrative expenses; iv) less amortization of intangibles; v) less restructuring charges; and vi) less change in the fair value of contingent consideration.

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

Finalization of the remaining legal actions Tilibra has filed will result in additional Tax Credits, and the amount of these Tax Credits, in the aggregate, may be material. The benefit of the Tax Credits realized will be recorded in the Consolidated Statement of Income in the Line item "Other expense, net."

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Foroni, in years prior to its acquisition, also filed a legal action in Brazil to recover these excess indirect tax payments. The legal action filed by Foroni is currently being finalized. We are required under the quota purchase agreement to remit the substantial majority of any Tax Credits that are recovered to the former owners of Foroni.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three months ended March 31, 2022 and 2021 should be read in conjunction with the unaudited condensed consolidated financial statements of ACCO Brands Corporation and the accompanying notes contained therein.

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

Our business is consumer- and brand-centric, product differentiated, and geographically diverse. We have organically grown our PowerA® video gaming accessories, Kensington® computer accessories and Leitz® and Rexel® European range of shredders and organization product offerings. ACCO Brands remains a leading supplier of school products, including our top-selling Five Star® line of school notebooks in North America, laminating machines, and stapling and punching products, among others. We have also entered the wellness category with TruSens® branded air purifiers, which we plan to expand over the next few years.

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

Our recent acquisition of PowerA in late 2020 allowed us to enter the attractive product category of third-party video gaming accessories, including controllers, power charging stations, and headsets. The addition of PowerA has meaningfully improved ACCO Brands' potential for organic sales growth and profitability and reinforced our presence in the faster growing mass and e-commerce channels. The Company plans to expand this business internationally, particularly in Europe and Asia, adding to organic growth over the longer term. PowerA® and Kensington® are now our two largest and fastest growing brands, representing approximately 25 percent of 2021 sales.

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

Overview of Performance

The Company continued its 2021 momentum with a strong first quarter. Our net sales increased $31.1 million, or 7.6 percent, in the quarter, primarily as a result of price increases of 6.4 percent and higher volume of 4.7 percent. Our International segment delivered 18.8 percent sales growth as demand for school products increased in Brazil and Mexico following a return to in-person education. Our North America segment’s sales increased 10.4 percent due to higher prices and increased demand for school and business products, as well as computer accessories. EMEA net sales were down slightly as foreign exchange offset the 7.4 percent higher comparable sales. Foreign exchange reduced total sales $14.9 million, or 3.6 percent.

The Company recorded operating income of $6.8 million, a $7.9 million increase, compared with an operating loss of $1.1 million for the prior year's first quarter. Operating income of $6.8 million was negatively impacted by $2.6 million of contingent earn out expense related to our PowerA acquisition. We also recorded an additional $1.8 million of operating expenses related to our Russian business. The prior year's first quarter included $6.7 million of contingent earn out expense and $2.4 million of expense related to inventory step-up related to our PowerA acquisition. Gross margin declined 100 basis points as a decline in EMEA offset improvements in North America and International. Foreign exchange reduced operating income $1.2 million and reduced net income $0.3 million.

Our seasonal operating cash outflow for the first quarter of 2022 was $104.2 million, compared with operating cash outflow of $42.4 million last year, representing a $61.8 million year-over-year increase primarily due to increasing inventory earlier than we did in the prior period to mitigate supply chain issues and the timing of vendor payments. We also had higher incentive compensation payments this year.

We have been experiencing substantial levels of inflation in the cost of our products. We have responded by increasing our selling prices more frequently than we have historically, but these increases continue to lag the cumulative impact of inflationary increases, particularly in EMEA. We expect both higher costs and supply chain disruptions to continue for some time.

Consolidated Results of Operations For the Three Months Ended March 31, 2022 and 2021

	Three Months Ended March 31,		Amount of Change
(in millions, except per share data)	2022	2021	$	%/pts
Net sales	$441.6	$410.5	$31.1	7.6%
Cost of products sold	322.0	295.0	27.0	9.2%
Gross profit	119.6	115.5	4.1	3.5%
Gross profit margin	27.1%	28.1%		(1.0)	pts
Selling, general and administrative expenses	98.8	94.0	4.8	5.1%
SG&A% to net sales	22.4%	22.9%		(0.5)	pts
Amortization of intangibles	11.1	12.0	(0.9)	(7.5)%
Restructuring charges	0.3	3.9	(3.6)	(92.3)%
Change in fair value of contingent consideration	2.6	6.7	(4.1)	(61.2)%
Operating income (loss)	6.8	(1.1)	7.9	NM
Operating income (loss) margin	1.5%	(0.3)%		1.8	pts
Interest expense	9.7	13.2	(3.5)	(26.5)%
Interest income	(1.4)	(0.1)	(1.3)	NM
Non-operating pension income	(1.4)	(0.8)	(0.6)	75.0%
Other expense, net	0.9	12.9	(12.0)	(93.0)%
Loss before income tax	(1.0)	(26.3)	25.3	96.2%
Income tax expense (benefit)	1.7	(5.9)	7.6	NM
Effective tax rate	(170.0)%	22.4%		(192.4)	pts
Net loss	(2.7)	(20.4)	17.7	86.8%
Weighted average number of diluted shares outstanding:	96.2	95.1	1.1	1.2%
Diluted loss per share	$(0.03)	$(0.21)	$0.18	85.7%
Comparable net sales (Non-GAAP)⁽¹⁾	$456.5	$410.5	$46.0	11.2%

(1)
See reconciliation to GAAP, contained in Part I, Item 2. "Supplemental Non-GAAP Financial Measure."

Foreign Exchange Rates

Approximately 57.3 percent of our net sales for the three months ended March 31, 2022, were transacted in a currency other than the U.S. dollar. Additionally, we source approximately 60 percent of our products mainly from China, Vietnam and other Far Eastern countries using U.S. dollars. As a result, the sales, profitability and cash flow of our foreign operations which transact business in their local currency are affected by the fluctuations in foreign currency rates relative to the U.S. dollar.

Net Sales

For the three months ended March 31, 2022, net sales increased $31.1 million due to higher sales prices of 6.4 percent and increased volume of 4.7 percent mainly for back-to-school and business products, partially offset by unfavorable foreign exchange of $14.9 million, or 3.6 percent.

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

For the three months ended March 31, 2022, cost of products sold increased $27.0 million, or 9.2 percent, primarily due to higher sales and inflation related to commodities, logistics and labor. Foreign exchange reduced cost of products sold $11.0 million, or 3.7 percent.

Gross Profit

For the three months ended March 31, 2022, gross profit increased $4.1 million, or 3.5 percent, primarily due to higher sales and lower charges related to the acquisition of PowerA of $2.4 million. Foreign exchange decreased gross profit $3.9 million, or 3.4 percent.

For the three months ended March 31, 2022, gross profit as a percent of net sales decreased 100 basis points. Gross profit margin declined primarily because the benefit of our sales price increases only offset our incremental cost inflation and, therefore, were dilutive to gross profit margin.

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

For the three months ended March 31, 2022, SG&A increased $4.8 million, or 5.1 percent, due to increased sales and marketing expense as well as higher compensation costs. We also recorded $1.8 million of additional operating expenses related to our Russian business. Foreign exchange increased SG&A $2.4 million, or 2.6 percent.

For the three months ended March 31, 2022, SG&A as a percentage of net sales decreased primarily from higher sales.

Restructuring Charges

For the three months ended March 31, 2022, restructuring expense was $0.3 million, a decrease of $3.6 million from prior year.

Operating Income (Loss)

For the three months ended March 31, 2022, operating income increased to $7.9 million, primarily due to higher sales. Lower charges related to the acquisition of PowerA of $6.5 million and lower restructuring expense of $3.6 million also contributed to the higher operating income. Foreign exchange decreased operating income $1.2 million.

Interest Expense

For the three months ended March 31, 2022, the decrease in interest expense was primarily due to lower outstanding debt and lower interest rates versus the first quarter of 2021.

Other Expense, Net

For the three months ended March 31, 2022, other expense, net declined $12.0 million primarily due to charges related to the refinancing of our debt in first quarter of 2021 that did not recur. These charges consisted of a call premium of $9.8 million and a $3.7 million charge for the write-off of debt issuance costs.

Income Tax Expense (Benefit)

For the three months ended March 31, 2022, we recorded income tax expense of $1.7 million on a loss before taxes of $1.0 million. This compared with an income tax benefit of $5.9 million on a loss before taxes of $26.3 million for the three months ended March 31, 2021.

See "Note 11. Income Taxes" for more information.

Net Loss/Diluted Loss per Share

For the three months ended March 31, 2022, net loss decreased primarily due to higher operating income. Foreign exchange increased net loss $0.3 million, or 1.5 percent.

Segment Net Sales and Operating Income (Loss) For the Three Months Ended March 31, 2022 and 2021

ACCO Brands North America

	Three Months Ended March 31,		Amount of Change
(in millions)	2022	2021	$	%/pts
Net sales	$208.5	$188.8	$19.7	10.4%
Segment Operating income (loss)⁽¹⁾	13.9	(0.7)	14.6	NM
Segment operating margin (loss)	6.7%	(0.4)%		7.1	pts
Comparable net sales (Non-GAAP)⁽²⁾	$208.5	$188.8	$19.7	10.4%

(1)
Segment operating income excludes corporate costs. See "Part I, Item 1. Note 17. Information on Business Segments," for a reconciliation of total "Segment operating income" to "Income/(Loss) before income tax."
(2)
See reconciliation to GAAP, contained in Part I, Item 2. "Supplemental Non-GAAP Financial Measure."

FX Impact vs US$	2022 1st QTR Avg vs. 2021 1st QTR Avg
Currency	Increase/(Decline)
Canadian dollar	(1)%

For the three months ended March 31, 2022, sales and comparable net sales increased, primarily due to sales price increases which added $13.9 million and volume increases in school and business products, and computer accessories, which were partly offset by lower sales of video gaming products.

For the three months ended March 31, 2022, operating income and operating margin increased, primarily due to higher sales and higher gross margins. The prior period included $2.4 million of inventory step-up related to PowerA.

ACCO Brands EMEA

	Three Months Ended March 31,		Amount of Change
(in millions)	2022	2021	$	%/pts
Net sales	$156.1	$156.9	$(0.8)	(0.5)%
Segment Operating income⁽¹⁾	5.6	16.8	(11.2)	(66.7)%
Segment operating margin	3.6%	10.7%		-7.1	pts
Comparable net sales (Non-GAAP)⁽²⁾	$168.5	$156.9	$11.6	7.4%

(1)
Segment operating income excludes corporate costs. See "Part I, Item 1. Note 17. Information on Business Segments," for a reconciliation of total "Segment operating income" to "Income/(Loss) before income tax."
(2)
See reconciliation to GAAP, contained in Part I, Item 2. "Supplemental Non-GAAP Financial Measure."

FX Impact vs US$	2022 1st QTR Avg vs. 2021 1st QTR Avg
Currency	Increase/(Decline)
Euro	(7)%
Swedish krona	(10)%
British pound	(3)%

For the three months ended March 31, 2022, net sales decreased due to adverse foreign exchange of $12.4 million, or 7.9 percent. Comparable net sales increased mainly due to price increases which added $8.0 million and higher volume, primarily from computer accessories and business products. Additional price increases will be effective in the second quarter.

For the three months ended March 31, 2022, operating income and operating margin decreased due to inflation that exceeded the benefit of price increases, as well as $0.8 million from unfavorable foreign exchange.

ACCO Brands International

	Three Months Ended March 31,		Amount of Change
(in millions)	2022	2021	$	%/pts
Net sales	$77.0	$64.8	$12.2	18.8%
Segment Operating income⁽¹⁾	4.2	0.6	3.6	NM
Segment operating margin	5.5%	0.9%		4.6	pts
Comparable net sales (Non-GAAP)⁽²⁾	$79.5	$64.8	$14.7	22.7%

(1) Segment operating income excludes corporate costs. See "Part I, Item 1. Note 17. Information on Business Segments," for a reconciliation of total "Segment operating income" to "Income/(Loss) before income tax."

(2) See reconciliation to GAAP, contained in Part I, Item 2. "Supplemental Non-GAAP Financial Measure."

FX Impact vs US$	2022 1st QTR Avg vs. 2021 1st QTR Avg
Currency	Increase/(Decline)
Brazilian real	4%
Australian dollar	(6)%
Mexican peso	(1)%
Japanese yen	(9)%

For the three months ended March 31, 2022, net sales and comparable net sales rose as a result of increased volume of 16.8 percent, particularly in Brazil and Mexico due to a return to in-person education, as well as price increases, which added $4.4 million or 6.8 percent, partly offset by adverse foreign exchange of $2.5 million or 3.9 percent.

For the three months ended March 31, 2022, operating income and operating margin improved primarily as a result of higher sales, lower reserves for bad debts due to improved collections and the benefit of long-term cost reductions. Foreign exchange decreased operating income $0.4 million.

Liquidity and Capital Resources

Our primary liquidity needs are to support our working capital requirements, service indebtedness and fund capital expenditures, dividends and acquisitions. Our principal sources of liquidity are cash flows from operating activities, cash and cash equivalents held and seasonal borrowings under our $600 million multi-currency revolving credit facility (the "Revolving

Facility"). As of March 31, 2022, there was $208.3 million in borrowings outstanding under the Revolving Facility ($21.0 million reported in "Current portion of long-term debt" and $187.3 million reported in "Long-term debt, net"), we had $91.3 million in cash on hand, and the amount available for borrowings was $379.8 million (allowing for $11.9 million of letters of credit outstanding on that date). We maintain adequate financing arrangements at market rates.

As of March 31, 2022, our Consolidated Leverage Ratio was approximately 3.70 to 1.00 versus our maximum covenant of 4.25 to 1.00. We have no debt maturities before March 2026.

Our near-term use of cash will be to fund our dividend and reduce debt. Our long-term strategy remains to deploy cash to fund dividends, reduce debt, make acquisitions and repurchase stock.

During April 2022, we made a contingent purchase price payment of $27.0 million related to the acquisition of PowerA.

The $588.2 million of debt currently outstanding under our senior secured credit facilities has a weighted average interest rate of 2.05 percent as of March 31, 2022, and the $575.0 million outstanding principal amount of our senior unsecured notes due 2029 have a fixed interest rate of 4.25 percent.

Adequacy of Liquidity Sources

We believe that cash flow from operations, our current cash balance and other sources of liquidity, including borrowings available under our Revolving Facility, will be adequate to support our requirements for working capital, capital and restructuring expenditures and to service indebtedness for the foreseeable future.

Restructuring Activities

From time to time the Company may implement restructuring, realignment or cost-reduction plans and activities, including those related to integrating acquired businesses.

The restructuring provision was $0.3 million and $3.9 million for the three months ended March 31, 2022 and 2021, respectively, primarily related to the Company's cost reduction programs representing expected severance costs mainly in North America. Additional charges were also taken in Brazil, EMEA and Mexico. For additional details, see "Note 10. Restructuring" to the condensed consolidated financial statements contained in "Part I, Item 1. Financial Information" of this Quarterly Report on Form 10-Q.

Cash Flow for the Three Months Ended March 31, 2022 and 2021

Cash Flow from Operating Activities

Cash used by operating activities during the three months ended March 31, 2022 was $104.2 million, an increase in cash outflow of $61.8 million compared to cash used by operating activities of $42.4 million during the prior year's first three months. The increase in cash used by operating activities was primarily due to higher investments in net working capital of $32.0 million, higher customer program payments of $8.3 million driven by higher sales and higher annual incentive payments of approximately $16.5 million.

The table below shows our cash flow used or provided by the components of net working capital for the three months ended March 31, 2022 and 2021:

	Three Months Ended
(in millions)	March 31, 2022	March 31, 2021	Amount of Change
Accounts receivable	$84.1	$34.4	$49.7
Inventories	(37.3)	(54.4)	17.1
Accounts payable	(87.5)	11.3	(98.8)
Cash flow used by net working capital	$(40.7)	$(8.7)	$(32.0)

•
Accounts receivable was a source of cash of $84.1 million during the three months ended March 31, 2022, a favorable change of $49.7 million compared to a source of cash of $34.4 million during the three months ended March 31, 2021. The $49.7 million favorable change was due to increased collections on a higher level of accounts receivable, primarily because the prior year included minimal collections related to PowerA as we did not purchase the outstanding accounts receivable at closing.
•
Inventories was a use of cash of $37.3 million during the three months ended March 31, 2022, a favorable change of $17.1 million when compared with the $54.4 million cash used during the three months ended March 31, 2021. The favorable change was driven by the Company having increased inventory exiting the prior year to mitigate supply chain issues as well as to support the growth of PowerA.
•
Accounts payable was a use of cash of $87.5 million during the three months ended March 31, 2022, an unfavorable change of $98.8 million when compared to a source of cash of $11.3 million during the three months ended March 31, 2021. The $98.8 million unfavorable change was due to increased payments on a higher level of accounts payable, partly because the prior year included minimal payments related to PowerA as we did not acquire the outstanding PowerA accounts payable at closing. In addition, high levels of accounts payable at the end of the prior year associated with the timing of inventory purchases noted above also drove higher vendor payments in the first quarter of the current year.

Cash Flow from Investing Activities

Cash used by investing activities was $3.4 million and cash provided by investing activities was $14.4 million for the three months ended March 31, 2022 and 2021, respectively. Cash used for capital expenditures was down slightly by $0.4. Cash provided by acquisitions decreased by $18.2 million primarily because the prior year period included a working capital adjustment received from the seller of PowerA that did not recur.

Cash Flow from Financing Activities

Cash provided by financing activities was $153.5 million for the three months ended March 31, 2022, an increase of $85.2 million, compared with cash provided of $68.3 million by financing activities during the first three months of the prior year. The increase of $85.2 million primarily relates to an increase in cash provided by our incremental net borrowings of $64.7 million during the first three months of 2022, compared to the prior year’s first three months. In addition, there were cash outflows of $19.5 million related to our debt refinancing in the first quarter of 2021.

Credit Facilities and Notes Covenants

As of March 31, 2022, our Consolidated Leverage Ratio was approximately 3.70 to 1.00 versus our maximum covenant of 4.25 to 1.00.

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

We use comparable net sales both to explain our results to stockholders and the investment community and in the internal evaluation and management of our business. We believe comparable net sales provide management and investors with a more complete understanding of our underlying operational results and trends, facilitate meaningful period-to-period comparisons and enhance an overall understanding of our past and future financial performance. Comparable net sales should not be considered in isolation or as a substitute for, or superior to, GAAP net sales and should be read in connection with the Company's financial statements presented in accordance with GAAP.

The following tables provide a reconciliation of GAAP net sales change as reported to non-GAAP comparable net sales change:

	Comparable Net Sales - Three Months Ended March 31, 2022
		Non-GAAP
	GAAP	Currency	Comparable
(in millions)	Net Sales	Translation	Net Sales
ACCO Brands North America	$208.5	$—	$208.5
ACCO Brands EMEA	156.1	(12.4)	168.5
ACCO Brands International	77.0	(2.5)	79.5
Total	$441.6	$(14.9)	$456.5

	Amount of Change - Three Months Ended March 31, 2022 compared to the Three Months Ended March 31, 2021
	$ Change - Net Sales
		Non-GAAP
	GAAP		Comparable
	Net Sales	Currency	Net Sales
(in millions)	Change	Translation	Change
ACCO Brands North America	$19.7	$—	$19.7
ACCO Brands EMEA	(0.8)	(12.4)	11.6
ACCO Brands International	12.2	(2.5)	14.7
Total	$31.1	$(14.9)	$46.0

	% Change - Net Sales
		Non-GAAP
	GAAP		Comparable
	Net Sales	Currency	Net Sales
	Change	Translation	Change
ACCO Brands North America	10.4%	—%	10.4%
ACCO Brands EMEA	(0.5)%	(7.9)%	7.4%
ACCO Brands International	18.8%	(3.9)%	22.7%
Total	7.6%	(3.6)%	11.2%

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk" of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes to Foreign Exchange Risk Management or Interest Rate Risk Management in the quarter ended March 31, 2022 or through the date of this report.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision of the Chief Executive Officer and the Chief Financial Officer, and with the participation of our Disclosure Committee, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2022.

(b) Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are various claims, lawsuits and pending actions against us incidental to our operations, including the income tax assessments against our Brazilian subsidiary, Tilibra Produtos de Papelaria Ltda (the "Brazil Tax Assessments"), which is more fully described in "Part I, Item 1. Note 11. Income Taxes, Brazil Tax Assessments to the Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

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

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in "Part I, Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not applicable.

(b) Not applicable.

(c) Common Stock Purchases

The following table provides information about our purchases of equity securities during the quarter ended March 31, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
January 1, 2022 to January 31, 2022	—	$—	—	$125,045,248
February 1, 2022 to February 28, 2022	—	—	—	125,045,248
March 1, 2022 to March 31, 2022	—	—	—	125,045,248
Total	—	$—	—	$125,045,248

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

REGISTRANT:

ACCO BRANDS CORPORATION

By:	/s/ Boris Elisman
Boris Elisman
Chairman and Chief Executive Officer (principal executive officer)

By:	/s/ Deborah A. O'Connor
Deborah A. O'Connor
Executive Vice President and Chief Financial Officer (principal financial officer)

By:	/s/ James M. Dudek, Jr.
James M. Dudek, Jr.
Senior Vice President, Corporate Controller and Chief Accounting Officer (principal accounting officer)

Date: April 27, 2022