Form 10-Q
period 2022-06-30
ACCO BRANDS Corp
filed 2022-08-09
CIK 712034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2022

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

As of August 1, 2022, the registrant had outstanding 94,260,926 shares of Common Stock.

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

Some of the factors that could affect our results or cause our plans, actions and results to differ materially from those expressed in the forward-looking statements contained in this Quarterly Report on Form 10-Q are detailed in "Part I, Item 1. Business" and "Part I, Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2021, as well as in "Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations" of this Quarterly Report on Form 10-Q and from time to time in our other Securities and Exchange Commission (the "SEC") filings.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ACCO Brands Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30, 2022	December 31, 2021
(in millions)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$91.7	$41.2
Accounts receivable, net	423.9	416.1
Inventories	471.5	428.0
Other current assets	56.2	39.6
Total current assets	1,043.3	924.9
Total property, plant and equipment	594.7	656.4
Less: accumulated depreciation	(398.7)	(441.8)
Property, plant and equipment, net	196.0	214.6
Right of use asset, leases	96.8	105.2
Deferred income taxes	105.0	115.9
Goodwill	779.2	802.5
Identifiable intangibles, net	864.6	902.2
Other non-current assets	6.0	26.0
Total assets	$3,090.9	$3,091.3
Liabilities and Stockholders' Equity
Current liabilities:
Notes payable	$20.2	$9.4
Current portion of long-term debt	33.9	33.6
Accounts payable	254.4	308.2
Accrued compensation	36.1	56.9
Accrued customer program liabilities	98.0	101.4
Lease liabilities	22.4	24.4
Current portion of contingent consideration	2.7	24.8
Other current liabilities	122.8	149.9
Total current liabilities	590.5	708.6
Long-term debt, net	1,124.5	954.1
Long-term lease liabilities	81.9	89.0
Deferred income taxes	147.7	145.2
Pension and post-retirement benefit obligations	194.2	222.3
Contingent consideration	0.3	12.0
Other non-current liabilities	78.9	95.3
Total liabilities	2,218.0	2,226.5
Stockholders' equity:
Common stock	1.0	1.0
Treasury stock	(43.4)	(40.9)
Paid-in capital	1,894.7	1,902.2
Accumulated other comprehensive loss	(539.3)	(535.5)
Accumulated deficit	(440.1)	(462.0)
Total stockholders' equity	872.9	864.8
Total liabilities and stockholders' equity	$3,090.9	$3,091.3

See Notes to Condensed Consolidated Financial Statements (Unaudited).

ACCO Brands Corporation and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2022	2021	2022	2021
Net sales	$521.0	$517.8	$962.6	$928.3
Cost of products sold	371.0	353.7	693.0	648.7
Gross profit	150.0	164.1	269.6	279.6
Operating costs and expenses:
Selling, general and administrative expenses	91.6	97.7	190.4	191.7
Amortization of intangibles	10.5	11.6	21.6	23.6
Restructuring charges	1.9	—	2.2	3.9
Change in fair value of contingent consideration	(9.4)	4.9	(6.8)	11.6
Total operating costs and expenses	94.6	114.2	207.4	230.8
Operating income	55.4	49.9	62.2	48.8
Non-operating expense (income):
Interest expense	10.8	11.6	20.5	24.8
Interest income	(2.2)	(0.5)	(3.6)	(0.6)
Non-operating pension income	(1.3)	(2.5)	(2.7)	(3.3)
Other (income) expense, net	(3.7)	(9.0)	(2.8)	3.9
Income before income tax	51.8	50.3	50.8	24.0
Income tax expense (benefit)	12.4	1.7	14.1	(4.2)
Net income	$39.4	$48.6	$36.7	$28.2

Per share:
Basic income per share	$0.41	$0.51	$0.38	$0.30
Diluted income per share	$0.40	$0.50	$0.37	$0.29

Weighted average number of shares outstanding:
Basic	96.2	95.5	96.2	95.3
Diluted	97.4	97.2	98.0	96.9

See Notes to Condensed Consolidated Financial Statements (Unaudited).

ACCO Brands Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Net income	$39.4	$48.6	$36.7	$28.2
Other comprehensive income (loss), net of tax:
Unrealized income on derivative instruments, net of tax expense of $(1.6) and $(0.1) and $(0.9) and $(1.9), respectively	3.9	0.2	2.5	4.3
Foreign currency translation adjustments, net of tax benefit (expense) of $1.5 and $0.2 and $2.1 and $(1.3), respectively	(37.2)	24.4	(21.9)	3.7
Recognition of deferred pension and other post-retirement items, net of tax expense of $(3.5) and $(0.1) and $(4.9) and $(1.3), respectively	10.8	0.5	15.6	4.1
Other comprehensive (loss) income, net of tax	(22.5)	25.1	(3.8)	12.1

Comprehensive income	$16.9	$73.7	$32.9	$40.3

See Notes to Condensed Consolidated Financial Statements (Unaudited).

ACCO Brands Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(in millions)	2022	2021
Operating activities
Net income	$36.7	$28.2
Amortization of inventory step-up	—	2.4
Payments of contingent consideration	(9.2)	—
Loss on disposal of assets	(0.2)	—
Change in fair value of contingent liability	(6.8)	11.6
Depreciation	19.6	19.6
Amortization of debt issuance costs	1.4	1.5
Amortization of intangibles	21.6	23.6
Stock-based compensation	7.2	9.0
Loss on debt extinguishment	—	3.7
Changes in balance sheet items:
Accounts receivable	(12.4)	(54.5)
Inventories	(51.4)	(77.9)
Other assets	(18.7)	(32.2)
Accounts payable	(47.2)	42.3
Accrued expenses and other liabilities	(34.8)	(12.3)
Accrued income taxes	(3.7)	(20.1)
Net cash used by operating activities	(97.9)	(55.1)
Investing activities
Additions to property, plant and equipment	(7.0)	(9.3)
Proceeds from the disposition of assets	0.2	—
Cost of acquisitions, net of cash acquired	—	15.4
Net cash (used) provided by investing activities	(6.8)	6.1
Financing activities
Proceeds from long-term borrowings	218.0	648.8
Repayments of long-term debt	(25.6)	(529.2)
Proceeds of notes payable, net	11.3	2.2
Payment for debt premium	—	(9.8)
Payments for debt issuance costs	—	(10.5)
Dividends paid	(14.4)	(12.4)
Payments of contingent consideration	(17.8)	—
Repurchases of common stock	(19.4)	—
Payments related to tax withholding for stock-based compensation	(2.5)	(0.9)
Proceeds from the exercise of stock options	4.3	2.0
Net cash provided by financing activities	153.9	90.2
Effect of foreign exchange rate changes on cash and cash equivalents	1.3	0.1
Net increase in cash and cash equivalents	50.5	41.3
Cash and cash equivalents
Beginning of the period	41.2	36.6
End of the period	$91.7	$77.9
Cash paid during the year for:
Interest	$18.9	$16.8
Income taxes	$17.9	$15.3

See Notes to Condensed Consolidated Financial Statements (Unaudited).

ACCO Brands Corporation and Subsidiaries

Consolidated Statement of Stockholders' Equity

(Unaudited)

(in millions)	Common Stock	Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Accumulated Deficit	Total
Balance at December 31, 2021	$1.0	$1,902.2	$(535.5)	$(40.9)	$(462.0)	$864.8
Net income	—	—	—	—	(2.7)	(2.7)
Loss on derivative financial instruments, net of tax	—	—	(1.4)	—	—	(1.4)
Translation impact, net of tax	—	—	15.3	—	—	15.3
Pension and post-retirement adjustment, net of tax	—	—	4.8	—	—	4.8
Stock-based compensation	—	4.9	—	—	(0.1)	4.8
Common stock issued, net of shares withheld for employee taxes	—	4.3	—	(1.2)	—	3.1
Dividends declared, $0.075 per share	—	—	—	—	(7.3)	(7.3)
Other	—	0.1	—	—	—	0.1
Balance at March 31, 2022	$1.0	$1,911.5	$(516.8)	$(42.1)	$(472.1)	$881.5
Net income	—	—	—	—	39.4	39.4
Gain on derivative financial instruments, net of tax	—	—	3.9	—	—	3.9
Translation impact, net of tax	—	—	(37.2)	—	—	(37.2)
Pension and post-retirement adjustment, net of tax	—	—	10.8	—	—	10.8
Common stock repurchases	—	(19.4)	—	—	—	(19.4)
Stock-based compensation	—	2.6	—	—	(0.2)	2.4
Common stock issued, net of shares withheld for employee taxes	—	—	—	(1.3)	—	(1.3)
Dividends declared, $0.075 per share	—	—	—	—	(7.1)	(7.1)
Other	—	—	—	—	(0.1)	(0.1)
Balance at June 30, 2022	$1.0	$1,894.7	$(539.3)	$(43.4)	$(440.1)	$872.9

Shares of Capital Stock

	Common Stock	Treasury Stock	Net Shares
Shares at December 31, 2021	100,118,494	4,300,548	95,817,946
Common stock issued, net of shares withheld for employee taxes	1,128,030	106,598	1,021,432
Shares at March 31, 2022	101,246,524	4,407,146	96,839,378
Common stock issued, net of shares withheld for employee taxes	330,408	183,509	146,899
Common stock repurchases	(2,742,589)	—	(2,742,589)
Shares at June 30, 2022	98,834,343	4,590,655	94,243,688

See Notes to Condensed Consolidated Financial Statements (Unaudited).

ACCO Brands Corporation and Subsidiaries

Consolidated Statement of Stockholders' Equity

Continued (Unaudited)

(in millions)	Common Stock	Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Accumulated Deficit	Total
Balance at December 31, 2020	$1.0	$1,883.1	$(564.2)	$(39.9)	$(537.3)	$742.7
Net loss	—	—	—	—	(20.4)	(20.4)
Gain on derivative financial instruments, net of tax	—	—	4.1	—	—	4.1
Translation impact, net of tax	—	—	(20.7)	—	—	(20.7)
Pension and post-retirement adjustment, net of tax	—	—	3.6	—	—	3.6
Stock-based compensation	—	5.0	—	—	(0.2)	4.8
Common stock issued, net of shares withheld for employee taxes	—	1.9	—	(0.9)	—	1.0
Dividends declared, $.065 per share	—	—	—	—	(6.2)	(6.2)
Other	—	(0.1)	—	—	—	(0.1)
Balance at March 31, 2021	$1.0	$1,889.9	$(577.2)	$(40.8)	$(564.1)	$708.8
Net income	—	—	—	—	48.6	48.6
Gain on derivative financial instruments, net of tax	—	—	0.2	—	—	0.2
Translation impact, net of tax	—	—	24.4	—	—	24.4
Pension and post-retirement adjustment, net of tax	—	—	0.5	—	—	0.5
Stock-based compensation	—	4.4	—	—	(0.2)	4.2
Common stock issued, net of shares withheld for employee taxes	—	0.1	—	—	—	0.1
Dividends declared, $.065 per share	—	—	—	—	(6.2)	(6.2)
Other	—	0.2	—	—	(0.1)	0.1
Balance at June 30, 2021	$1.0	$1,894.6	$(552.1)	$(40.8)	$(522.0)	$780.7

Shares of Capital Stock

	Common Stock	Treasury Stock	Net Shares
Shares at December 31, 2020	99,129,455	4,186,890	94,942,565
Common stock issued, net of shares withheld for employee taxes	652,755	109,599	543,156
Shares at March 31, 2021	99,782,210	4,296,489	95,485,721
Common stock issued, net of shares withheld for employee taxes	97,160	—	97,160
Shares at June 30, 2021	99,879,370	4,296,489	95,582,881

See Notes to Condensed Consolidated Financial Statements (Unaudited).

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

As used in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, the terms "ACCO Brands," "ACCO," the "Company," "we," "us," and "our" refer to ACCO Brands Corporation and its consolidated subsidiaries.

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

The Condensed Consolidated Balance Sheet as of June 30, 2022 and the related Consolidated Statements of Income, Consolidated Statements of Comprehensive Income (Loss), and Consolidated Statements of Stockholders' Equity for the three and six months ended June 30, 2022 and 2021, and the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and 2021 are unaudited. The December 31, 2021 Condensed Consolidated Balance Sheet data was derived from audited financial statements but does not include all annual disclosures required by GAAP. The financial statements included herein were prepared by management and reflect all adjustments (consisting solely of normal recurring items unless otherwise noted) which are, in the opinion of management, necessary for the fair presentation of results of operations and cash flows for the interim periods ended June 30, 2022 and 2021, and the financial position of the Company as of June 30, 2022. Interim results may not be indicative of results for a full year.

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

2. Recent Accounting Pronouncements and Adopted Accounting Standards

Recent Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board ("FASB") issued ASU 2020-04, Reference Rate Reform (Topic 848), which provides optional expedients and exceptions for applying current GAAP to contracts, hedging relationships, and other transactions affected by the transition from the use of LIBOR to an alternative reference rate. We are currently evaluating our contracts and hedging relationships that reference LIBOR and the potential effects of adopting this new guidance. However, we do not expect the changes related to the LIBOR successor rate procedures to have a material effect on the Company. The guidance can be adopted immediately and is applicable to contracts entered into on or before December 31, 2022.

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

There were no accounting standards that were adopted in the first six months of 2022 that had a material effect on the Company’s financial condition, results of operations or cash flow.

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

4. Long-term Debt and Short-term Borrowings

Notes payable and long-term debt, listed in order of the priority of security interests in assets of the Company, consisted of the following as of June 30, 2022 and December 31, 2021:

(in millions)	June 30, 2022	December 31, 2021
Euro Senior Secured Term Loan A, due March 2026 (floating interest rate of 2.00% at June 30, 2022 and 2.00% at December 31, 2021)	$228.8	$254.8
USD Senior Secured Term Loan A, due March 2026 (floating interest rate of 4.25% at June 30, 2022 and 2.22% at December 31, 2021)	86.7	89.0
Australian Dollar Senior Secured Term Loan A, due March 2026 (floating interest rate of 3.86% at June 30, 2022 and 2.11% at December 31, 2021)	36.4	39.4
U.S. Dollar Senior Secured Revolving Credit Facility, due March 2026 (floating interest rate of 3.45% at June 30, 2022 and 2.10% at December 31, 2021)	214.8	13.7
Australian Dollar Senior Secured Revolving Credit Facility, due March 2026 (floating interest rate of 3.18% at June 30, 2022 and 2.06% at December 31, 2021)	25.5	25.4
Senior Unsecured Notes, due March 2029 (fixed interest rate of 4.25%)	575.0	575.0
Other borrowings	20.2	9.4
Total debt	1,187.4	1,006.7
Less:
Current portion	54.1	43.0
Debt issuance costs, unamortized	8.8	9.6
Long-term debt, net	$1,124.5	$954.1

Credit Agreement

The Company is party to a Third Amended and Restated Credit Agreement (the "Credit Agreement"), dated as of January 27, 2017, among the Company, certain subsidiaries of the Company, Bank of America, N.A., as administrative agent, and the other agents and various lenders party thereto. The Credit Agreement, as amended, provides for a five-year senior secured credit facility, which consists of a €300.0 million (US$320.8 million based on January 27, 2017, exchange rates) term loan facility, an A$80.0 million (US$60.4 million based on January 27, 2017, exchange rates) term loan facility, a US$100.0 million term loan facility, and a US$600.0 million multi-currency revolving credit facility (the "Revolving Facility").

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

From July 2018 to March 2021, the Company entered into five amendments (the "Amendments") to the Credit Agreement. The following are the key changes, among other things, to the Credit Agreement as a result of the Amendments:

•
added provisions relating to LIBOR successor rate procedures if LIBOR becomes unascertainable or is discontinued in the future and to expressly permit certain intercompany asset transfers. The changes related to the LIBOR successor rate procedures are not expected to have a material effect on the Company;
•
replaced the minimum fixed coverage ratio of 1.25:1.00 with a minimum Interest Coverage Ratio (as defined in the Credit Agreement) of 3.00:1.00;
•
required that the Company pay down any amounts on the Revolving Facility when cash and cash equivalents of the loan parties exceed $100.0 million; and
•
amended the maximum Consolidated Leverage Ratio financial covenant for the fiscal quarters beginning March 31, 2021, as follows:

Quarter Ended	Maximum Consolidated Leverage Ratio
March 2021	5.25:1.00
June 2021	5.25:1.00
September 2021	4.75:1.00
December 2021	4.25:1.00
March 2022	4.25:1.00
June 2022	4.25:1.00
September 2022 and thereafter	4.00:1.00

The current maturity of the Credit Agreement is March 31, 2026 and the current pricing is as follows:

Consolidated Leverage Ratio	Applicable Rate on Euro/AUD/CDN Dollar Loans	Applicable Rate on Base Rate Loans	Undrawn Fee
> 4.50 to 1.00	2.50%	1.50%	0.500%
≤ 4.50 to 1.00 and > 4.00 to 1.00	2.25%	1.25%	0.375%
≤ 4.00 to 1.00 and > 3.50 to 1.00	2.00%	1.00%	0.350%
≤ 3.50 to 1.00 and > 3.00 to 1.00	1.75%	0.75%	0.300%
≤ 3.00 to 1.00 and > 2.00 to 1.00	1.50%	0.50%	0.250%
≤ 2.00 to 1.00	1.25%	0.25%	0.200%

As of June 30, 2022, there was $240.3 million in borrowings outstanding under the Revolving Facility. The remaining amount available for borrowings was $348.7 million (allowing for $11.0 million of letters of credit outstanding on that date).

Senior Unsecured Notes

On March 15, 2021, the Company completed a private offering of $575.0 million in aggregate principal amount of 4.25 percent Senior Unsecured Notes (the "Notes") due March 2029. Interest on the Notes is payable semiannually on March 15 and September 15 of each year. The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by each of the Company's existing and future U.S. subsidiaries, other than certain excluded subsidiaries.

As of June 30, 2022, our Consolidated Leverage Ratio was approximately 3.97 to 1.00 versus our maximum covenant of 4.25 to 1.00.

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

The components of lease expense were as follows:

	Three months ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Operating lease cost	$7.8	$7.0	$15.5	$14.2
Sublease income	(0.6)	(0.3)	(1.2)	(0.6)
Total lease cost	$7.2	$6.7	$14.3	$13.6

Other information related to leases was as follows:

	Six Months Ended June 30,
(in millions, except lease term and discount rate)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$16.5	$15.1
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$6.9	$3.7

As of June 30, 2022
Weighted average remaining lease term:
Operating leases	6.5 years

Weighted average discount rate:
Operating leases	4.6%

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Future minimum lease payments, net of sub-lease income, for all non-cancelable leases as of June 30, 2022, were as follows:

(in millions)	Operating Leases
2022	$13.9
2023	22.7
2024	18.9
2025	15.8
2026	12.8
2027	8.6
Thereafter	29.1
Total minimum lease payments	121.8
Less imputed interest	17.5
Future minimum payments for leases, net of sublease rental income and imputed interest	$104.3

6. Pension and Other Retiree Benefits

The components of net periodic benefit (income) cost for pension and post-retirement plans for the three and six months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended June 30,
	Pension				Post-retirement
	U.S.		International
(in millions)	2022	2021	2022	2021	2022	2021
Service cost	$—	$0.1	$0.2	$0.4	$—	$—
Interest cost	1.2	1.2	2.4	1.6	—	—
Expected return on plan assets	(2.7)	(2.8)	(4.5)	(5.0)	—	—
Amortization of prior service cost	—	—	0.1	—	—	—
Amortization of net loss (gain)	0.9	0.8	1.3	1.8	(0.1)	(0.1)
Net periodic benefit income(2)	$(0.6)	$(0.7)	$(0.5)	$(1.2)	$(0.1)	$(0.1)

	Six Months Ended June 30,
	Pension				Post-retirement
	U.S.		International
(in millions)	2022	2021	2022	2021	2022	2021
Service cost	$—	$0.5	$0.5	$0.8	$—	$—
Interest cost	2.4	2.2	4.9	3.2	—	—
Expected return on plan assets	(5.4)	(5.6)	(9.1)	(9.8)	—	—
Amortization of prior service cost	—	0.1	0.1	0.1	—	—
Amortization of net loss (gain)	1.8	1.8	2.7	3.6	(0.2)	(0.2)
Curtailment loss(1)	—	1.4	—	—	—	—
Net periodic benefit (income) cost (2)	$(1.2)	$0.4	$(0.9)	$(2.1)	$(0.2)	$(0.2)

(1)
Curtailment loss of $1.4 million due to the pension benefit freeze for the Sidney group under the ACCO Brands Corporation Pension Plan.
(2)
The components of net periodic benefit (income) cost, other than service cost, are included in the line "Non-operating pension income" in the Consolidated Statements of Income.

We expect to contribute approximately $17.6 million to our defined benefit plans in 2022. For the six months ended June 30, 2022, we have contributed $6.6 million to these plans.

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

7. Stock-Based Compensation

The following table summarizes our stock-based compensation expense (including stock options, restricted stock units ("RSUs") and performance stock units ("PSUs")) for the three and six months ended June 30, 2022 and 2021:

	Three months ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Stock option compensation expense	$0.6	$0.6	$2.7	$2.3
RSU compensation expense	0.9	0.9	3.0	3.4
PSU compensation expense	0.8	2.7	1.5	3.3
Total stock-based compensation expense	$2.3	$4.2	$7.2	$9.0

We generally recognize compensation expense for stock-based awards ratably over the vesting period.

During the second quarter of 2022, stock compensation grants were made consisting of 127,174 stock options, 38,153 RSUs and 703,379 PSUs. Also the Company's Board of Directors approved the annual stock compensation grant to eligible non-employee directors, which consisted of 132,632 RSUs.

The following table summarizes our unrecognized compensation expense and the weighted-average period over which the expense will be recognized as of June 30, 2022:

	June 30, 2022
(in millions, except weighted average years)	Unrecognized Compensation Expense	Weighted Average Years Expense To Be Recognized Over
Stock options	$4.9	2.3
RSUs	$5.7	2.2
PSUs	$11.0	2.1

8. Inventories

The components of inventories were as follows:

(in millions)	June 30, 2022	December 31, 2021
Raw materials	$71.8	$67.5
Work in process	4.3	4.1
Finished goods	395.4	356.4
Total inventories	$471.5	$428.0

9. Goodwill and Identifiable Intangible Assets

Goodwill

We test goodwill for impairment at least annually and on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. During the second quarter of 2022, we completed the annual goodwill impairment assessment, on a quantitative basis, for goodwill for each of our three reporting units. The result of our annual assessment was that the fair value of the North America, International and EMEA reporting units exceeded their carrying values as of our measurement date of May 31, 2022 and we concluded that no impairment existed.

Estimating the fair value of each reporting unit requires us to make assumptions and estimates regarding our future. We utilized a combination of both a discounted cash flows and market approach. The financial projections used in the valuation

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

models reflected management's assumptions regarding revenue growth rates, economic and market trends, cost structure, and other expectations about the anticipated short-term and long-term operating results for each of our three reporting units.

In management’s opinion, the goodwill balance for our ACCO Brands North America and ACCO Brands International reporting units could be at risk for impairment if operating performance does not improve as expected. This includes negative changes to our long-term outlook for our business and other assumptions which impact fair value including low or declining revenue growth rates, depressed operating margins, or adverse changes to discount rates. The excess fair value over carrying value for both our North America and International reporting units were less than ten percent as of our measurement date of May 31, 2022.

Changes in the net carrying amount of goodwill by segment were as follows:

(in millions)	ACCO Brands North America	ACCO Brands EMEA	ACCO Brands International	Total
Balance at December 31, 2021	$446.7	$178.6	$177.2	$802.5
Foreign currency translation	—	(24.0)	0.7	(23.3)
Balance at June 30, 2022	$446.7	$154.6	$177.9	$779.2

The goodwill balance includes $215.1 million of accumulated impairment losses, which occurred prior to December 31, 2016.

Identifiable Intangible Assets

The gross carrying value and accumulated amortization by class of identifiable intangible assets as of June 30, 2022 and December 31, 2021, were as follows:

	June 30, 2022			December 31, 2021
(in millions)	Gross Carrying Amounts	Accumulated Amortization	Net Book Value	Gross Carrying Amounts	Accumulated Amortization	Net Book Value
Indefinite-lived intangible assets:
Trade names(1)	$408.2	$(44.5)	$363.7	$417.6	$(44.5)	$373.1
Amortizable intangible assets:
Trade names	370.5	(116.3)	254.2	373.2	(110.5)	262.7
Customer and contractual relationships	355.5	(187.5)	168.0	366.5	(182.4)	184.1
Vendor relationships	82.4	(8.5)	73.9	82.4	(5.7)	76.7
Patents	8.0	(3.2)	4.8	8.6	(3.0)	5.6
Subtotal	816.4	(315.5)	500.9	830.7	(301.6)	529.1
Total identifiable intangibles	$1,224.6	$(360.0)	$864.6	$1,248.3	$(346.1)	$902.2

(1)
Accumulated amortization prior to the adoption of authoritative guidance on goodwill and other intangible assets, at which time further amortization ceased.

The Company's intangible amortization expense for the three and six months ended June 30, 2022 was $10.5 million and $21.6 million, respectively, and $11.6 million and $23.6 million for the three and six months ended June 30, 2021, respectively.

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Estimated amortization expense for amortizable intangible assets, as of June 30, 2022, for the current year and the next five years is as follows:

(in millions)	2022	2023	2024	2025	2026	2027
Estimated amortization expense(2)	$42.4	$40.1	$38.5	$36.9	$34.7	$32.2

(2)
Actual amounts of amortization expense may differ from estimated amounts due to changes in foreign currency exchange rates, additional intangible asset acquisitions, impairment of intangible assets, accelerated amortization of intangible assets and other events.

We test indefinite-lived intangibles for impairment at least annually and on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. We performed this annual assessment, on a qualitative basis, for our indefinite-lived trade names and concluded that no impairment existed as of our measurement date of May 31, 2022.

10. Restructuring

The Company recorded $2.2 million and $3.9 million of restructuring expense for the six months ended June 30, 2022 and 2021, respectively. Restructuring expense for the three months ended June 30, 2022 was $1.9 million and net restructuring provision was zero for the three months ended June 30, 2021. Restructuring expenses were primarily for severance costs related to cost reduction initiatives in our North America and EMEA segments.

The summary of the activity in the restructuring liability for the six months ended June 30, 2022, was as follows:

	Balance at			Non-cash Items /	Balance at
(in millions)	December 31, 2021	Provision	Cash Expenditures	Currency Change	June 30, 2022
Employee termination costs(1)	$3.4	$1.8	$(2.0)	$(0.1)	$3.1
Termination of lease agreements(2)	1.1	—	(0.8)	—	0.3
Other	—	0.4	(0.4)	—	—
Total restructuring liability	$4.5	$2.2	$(3.2)	$(0.1)	$3.4

(1)
We expect the remaining $3.1 million employee termination costs to be substantially paid in the next twelve months.
(2)
We expect the remaining $0.3 million lease termination costs to be substantially paid in the next six months.

The summary of the activity in the restructuring liability for the six months ended June 30, 2021, was as follows:

	Balance at			Non-cash Items /	Balance at
(in millions)	December 31, 2020	Provision	Cash Expenditures	Currency Change	June 30, 2021
Employee termination costs	$8.1	$3.4	$(5.1)	$(0.1)	$6.3
Termination of lease agreements	1.0	0.3	(0.7)	1.3	1.9
Other	0.2	0.2	(0.2)	(0.1)	0.1
Total restructuring liability	$9.3	$3.9	$(6.0)	$1.1	$8.3

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

11. Income Taxes

For the three months ended June 30, 2022, we recorded income tax expense of $12.4 million on income before taxes of $51.8 million. For the three months ended June 30, 2021, we recorded income tax expense of $1.7 million on income before taxes of $50.3 million. The $10.7 million increase in tax expense compared to the prior year period was driven by the tax benefit associated with the revaluation of deferred tax assets due to changes in the enacted statutory rates which was recorded in the prior year.

For the six months ended June 30, 2022, we recorded income tax expense of $14.1 million on income before taxes of $50.8 million. For the six months ended June 30, 2021, we recorded an income tax benefit of $4.2 million on income before taxes of $24.0 million. The $18.3 million increase in tax expense compared to the prior year period was driven by the tax benefit associated with the revaluation of deferred tax assets due to changes in the enacted statutory rates which was recorded in the prior year, and the increase in income before taxes during the first half of 2022 compared to the first half of 2021.

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

In the third quarter of 2020, the final administrative appeal of the First Assessment was decided against the Company and we determined that we would challenge this decision. In 2022, we challenged this adverse decision in the tax authority's lawsuit at the judicial level seeking to collect the tax. We recorded an additional expense in the third quarter of 2020 of $1.2 million representing additional attorneys' costs and fees, which we will be required to pay if we do not prevail at the judicial level. In connection with the judicial challenge, we were required to provide security to guarantee payment of the First Assessment should we not prevail.

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

Because there is no settled legal precedent on which to base a definitive opinion as to whether we will ultimately prevail, we consider the outcome of these disputes to be uncertain. Since it is not more likely than not that we will prevail, in 2012, we

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

recorded a reserve in the amount of $44.5 million (at December 31, 2012 exchange rates) in consideration of this contingency, of which $43.3 million was recorded as an adjustment to the purchase price and which included the 2007-2012 tax years plus penalties and interest through December 2012. Because the Brazilian courts have determined that we will have to pay the standard penalty of 75 percent if we do not prevail on our challenges of the Brazil Tax Assessments instead of the 150 percent that could be imposed, we have included an assumption of penalties at 75 percent in this reserve. We will continue to actively monitor administrative and judicial court decisions and evaluate their impact, if any, on our legal assessment of the ultimate outcome of our disputes. In addition, we will continue to accrue interest related to this contingency until such time as the outcome is known or until evidence is presented that we are more likely than not to prevail. The time limit for issuing an assessment for 2011 and 2012 expired and we have reversed the amounts previously accrued for them. During the six months ended June 30, 2022 and 2021, we accrued additional interest as a charge to current income tax expense of $0.7 million and $0.2 million, respectively. At current exchange rates, our accrual through June 30, 2022, including tax, penalties and interest is $30.0 million (reported in "Other non-current liabilities").

12. Earnings per Share

Total outstanding shares as of June 30, 2022 and 2021, were 94.2 million and 95.6 million, respectively. Under our stock repurchase program, during each of the three and six months ended June 30, 2022, we repurchased and retired 2.7 million shares, and during each of the three and six months ended June 30, 2021, we repurchased and retired zero shares. For the six months ended June 30, 2022 and 2021, we acquired 0.3 million and 0.1 million shares, respectively, related to tax withholding for share-based compensation.

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

The number of our weighted-average shares outstanding for the six months ended June 30, 2022 and 2021 was as follows:

	Three months ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Weighted-average number of shares of common stock outstanding - basic	96.2	95.5	96.2	95.3
Stock options	—	0.2	—	0.1
Restricted stock units	1.2	1.5	1.8	1.5
Weighted-average shares and assumed conversions - diluted	97.4	97.2	98.0	96.9

Awards of potentially dilutive shares of common stock, which have exercise prices that were higher than the average market price during the period, are not included in the computation of dilutive earnings per share as their effect would have been anti-dilutive. For the three and six months ended June 30, 2022, the number of anti-dilutive shares was approximately 10.2 million and 9.0 million, respectively. For the three and six months ended June 30, 2021, the number of anti-dilutive shares was approximately 8.1 million and 7.7 million, respectively.

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

Forward currency contracts are used to hedge foreign denominated inventory purchases for Europe, Australia, Canada, Japan and New Zealand, and are designated as cash flow hedges. Unrealized gains and losses on these contracts are deferred in Accumulated Other Comprehensive Income ("AOCI") until the contracts are settled and the underlying hedged transactions relating to inventory purchases are recognized, at which time the deferred gains or losses will be reported in the "Cost of products sold" line in the Consolidated Statements of Operations. As of June 30, 2022 and December 31, 2021, we had cash flow foreign exchange contracts outstanding with a U.S. dollar equivalent notional value of $138.3 million and $130.6 million, respectively, which were designated as hedges.

Forward currency contracts used to hedge foreign denominated intercompany loans are not designated as hedging instruments. Gains and losses on these derivative instruments are recognized within "Other expense (income), net" in the Consolidated Statements of Operations and are largely offset by the change in the current translated value of the hedged item. The periods of the forward foreign exchange contracts correspond to the periods of the hedged transactions, with some relating to intercompany loans which extend beyond March 2023. As of June 30, 2022 and December 31, 2021, we had foreign exchange contracts outstanding with a U.S. dollar equivalent notional value of $114.9 million and $84.2 million, respectively, which were not designated as hedges.

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes the fair value of our derivative financial instruments as of June 30, 2022 and December 31, 2021:

	Fair Value of Derivative Instruments
	Derivative Assets			Derivative Liabilities
(in millions)	Balance Sheet Location	June 30, 2022	December 31, 2021	Balance Sheet Location	June 30, 2022	December 31, 2021
Derivatives designated as hedging instruments:
Foreign exchange contracts	Other current assets	$8.9	$5.6	Other current liabilities	$—	$0.1
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current assets	0.9	0.7	Other current liabilities	0.6	0.6
Foreign exchange contracts	Other non-current assets	9.5	10.2	Other non-current liabilities	9.5	10.2
Total derivatives		$19.3	$16.5		$10.1	$10.9

The following tables summarize the pre-tax effect of our derivative financial instruments on the condensed consolidated financial statements for the three and six months ended June 30, 2022 and 2021:

	The Effect of Derivative Instruments in Cash Flow Hedging Relationships on the Consolidated Financial Statements
	Amount of Gain (Loss) Recognized in AOCI (Effective Portion)		Location of (Gain) Loss Reclassified from AOCI to Income	Amount of (Gain) Loss Reclassified from AOCI to Income (Effective Portion)
	Three Months Ended June 30,			Three Months Ended June 30,
(in millions)	2022	2021		2022	2021
Cash flow hedges:
Foreign exchange contracts	$9.3	$(1.0)	Cost of products sold	$(3.4)	$1.3

	The Effect of Derivative Instruments in Cash Flow Hedging Relationships on the Consolidated Financial Statements
	Amount of Gain (Loss) Recognized in AOCI (Effective Portion)		Location of (Gain) Loss Reclassified from AOCI to Income	Amount of (Gain) Loss Reclassified from AOCI to Income (Effective Portion)
	Six Months Ended June 30,			Six Months Ended June 30,
(in millions)	2022	2021		2022	2021
Cash flow hedges:
Foreign exchange contracts	$9.1	$3.4	Cost of products sold	$(5.8)	$2.8

	The Effect of Derivatives Not Designated as Hedging Instruments on the Consolidated Statements of Operations
	Location of (Gain) Loss Recognized in Income on Derivatives	Amount of (Gain) Loss Recognized in Income		Amount of (Gain) Loss Recognized in Income
		Three months ended June 30,		Six Months Ended June 30,
(in millions)		2022	2021	2022	2021
Foreign exchange contracts	Other expense, net	$(3.1)	$(1.2)	$(3.7)	$—

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

We have determined that our financial assets and liabilities described in "Note 13. Derivative Financial Instruments" are Level 2 in the fair value hierarchy. The following table sets forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2022 and December 31, 2021:

(in millions)	June 30, 2022	December 31, 2021
Assets:
Forward currency contracts	$19.3	$16.5
Liabilities:
Forward currency contracts	$10.1	$10.9

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

The fair values of cash and cash equivalents, notes payable to banks, accounts receivable and accounts payable approximate carrying amounts due principally to their short maturities. The carrying amount of total debt was $1,187.4 million and $1,006.7 million and the estimated fair value of total debt was $1,083.2 million and $1,002.3 million at June 30, 2022 and December 31, 2021, respectively. The fair values are determined from quoted market prices, where available, and from using current interest rates based on credit ratings and the remaining terms of maturity.

Contingent consideration: The PowerA acquisition included an earnout of up to $55.0 million in cash, contingent upon PowerA achieving one- and two- year sales and profit growth objectives. Liabilities for contingent consideration are measured at fair value each reporting period, with the acquisition-date fair value included as part of the consideration transferred in the related business combination and subsequent changes in fair value recorded in operating income on the condensed consolidated statements of income.

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

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table provides a reconciliation of the beginning and ending balance of the contingent consideration for the six months ended June 30, 2022:

(in millions)	Contingent Consideration
Balance at December 31, 2021	$36.8
Change in fair value	(6.8)
Payments	(27.0)
Balance at June 30, 2022	$3.0

15. Accumulated Other Comprehensive Income (Loss)

AOCI is defined as net income (loss) and other changes in stockholders’ equity from transactions and other events from sources other than stockholders. The components of, and changes in, AOCI were as follows:

(in millions)	Derivative Financial Instruments	Foreign Currency Adjustments	Unrecognized Pension and Other Post-retirement Benefit Costs	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2021	$4.0	$(342.2)	$(197.3)	$(535.5)
Other comprehensive income (loss) before reclassifications, net of tax	6.5	(21.9)	12.2	(3.2)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	(4.0)	—	3.4	(0.6)
Balance at June 30, 2022	$6.5	$(364.1)	$(181.7)	$(539.3)

The reclassifications out of AOCI for the three and six months ended June 30, 2022 and 2021 were as follows:

	Three months ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Location on Income Statement
Gain (loss) on cash flow hedges:
Foreign exchange contracts	$3.4	$(1.3)	$5.8	$(2.8)	Cost of products sold
Tax (expense) benefit	(1.1)	0.4	(1.8)	0.8	Income tax expense (benefit)
Net of tax	$2.3	$(0.9)	$4.0	$(2.0)
Defined benefit plan items:
Amortization of actuarial loss	$(2.1)	$(2.5)	$(4.3)	$(5.2)	(1)
Amortization of prior service cost	(0.1)	—	(0.1)	(1.6)	(1)
Total before tax	(2.2)	(2.5)	(4.4)	(6.8)
Tax benefit	0.5	0.6	1.0	1.6	Income tax expense (benefit)
Net of tax	$(1.7)	$(1.9)	$(3.4)	$(5.2)

Total reclassifications for the period, net of tax	$0.6	$(2.8)	$0.6	$(7.2)

(1) These AOCI components are included in the computation of net periodic benefit (income) cost for pension and post-retirement plans. See "Note 6. Pension and Other Retiree Benefits" for additional details.

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Service or Extended Maintenance Agreements ("EMAs"). As of December 31, 2021, there was $2.4 million of unearned revenue associated with outstanding EMAs, primarily reported in "Other current liabilities." During the three and six months ended June 30, 2022, $0.2 million and $0.4 million of the unearned revenue was earned and recognized, respectively. As of June 30, 2022, the amount of unearned revenue from EMAs was $2.7 million. We expect to earn and recognize approximately $2.3 million of the unearned amount in the next 12 months and $0.4 million in periods beyond the next 12 months.

The following tables present our net sales disaggregated by regional geography(1), by reporting business segments and our net sales disaggregated by the timing of revenue recognition for the three and six months ended June 30, 2022 and 2021:

	Three months ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
United States	$274.4	$261.3	$462.9	$431.6
Canada	32.2	33.8	52.2	52.3
ACCO Brands North America	306.6	295.1	515.1	483.9

ACCO Brands EMEA(2)	137.9	157.0	294.0	313.9

Australia/N.Z.	26.2	29.4	56.2	61.5
Latin America	36.4	21.9	70.8	41.4
Asia-Pacific	13.9	14.4	26.5	27.6
ACCO Brands International	76.5	65.7	153.5	130.5
Net sales	$521.0	$517.8	$962.6	$928.3

(1) Net sales are attributed to geographic areas based on the location of the selling subsidiaries.

(2) ACCO Brands EMEA is comprised largely of Europe, but also includes export sales to the Middle East and Africa.

	Three months ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Product and services transferred at a point in time	$508.4	$504.9	$937.7	$900.6
Product and services transferred over time	12.6	12.9	24.9	27.7
Net sales	$521.0	$517.8	$962.6	$928.3

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

Net sales by reportable business segment for the three and six months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
ACCO Brands North America	$306.6	$295.1	$515.1	$483.9
ACCO Brands EMEA	137.9	157.0	294.0	313.9
ACCO Brands International	76.5	65.7	153.5	130.5
Net sales	$521.0	$517.8	$962.6	$928.3

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Operating income (loss) by business segment for the three and six months ended June 30, 2022 and 2021 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
ACCO Brands North America	$50.7	$53.8	$64.6	$53.1
ACCO Brands EMEA	(1.5)	9.9	4.1	26.7
ACCO Brands International	6.3	2.8	10.5	3.4
Segment Operating income	55.5	66.5	79.2	83.2
Change in fair value of contingent consideration	9.4	(4.9)	6.8	(11.6)
Corporate	(9.5)	(11.7)	(23.8)	(22.8)
Operating income⁽¹⁾	55.4	49.9	62.2	48.8
Interest expense	10.8	11.6	20.5	24.8
Interest income	(2.2)	(0.5)	(3.6)	(0.6)
Non-operating pension income	(1.3)	(2.5)	(2.7)	(3.3)
Other (income) expense, net	(3.7)	(9.0)	(2.8)	3.9
Income before income tax	$51.8	$50.3	$50.8	$24.0

(1)
Operating income (loss) is defined as i) net sales; ii) less cost of products sold; iii) less selling, general and administrative expenses; iv) less amortization of intangibles; v) less restructuring charges; and vi) less change in the fair value of contingent consideration.

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

Tilibra, one of our Brazilian subsidiaries, filed legal actions requesting recovery of these excess tax payments by way of future Tax Credits covering various time periods prior to March 15, 2017. Some of these cases have been finally decided in a court of law in favor of Tilibra, while others are still pending. Finalization of the remaining legal actions Tilibra has filed will result in additional Tax Credits.

Foroni, in years prior to its acquisition, also filed a legal action in Brazil to recover these excess indirect tax payments and this legal action has been finalized. We are required under the quota purchase agreement to remit any recovered tax credits, less the applicable tax, to the former owners of Foroni to the extent they relate to a tax period prior to the acquisition date.

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the six months ended June 30, 2022, we recorded Tax Credits of $3.8 million, which is included in “Other (income) expense, net", on our Consolidated Statements of Income. Finalizing the remaining legal actions Tilibra has filed will likely result in additional Tax Credits of approximately $10.2 million at some time in the future. The Tax Credits will be utilized against future tax obligations.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three and six months ended June 30, 2022 and 2021 should be read in conjunction with the unaudited condensed consolidated financial statements of ACCO Brands Corporation and the accompanying notes contained therein.

Overview of the Company

ACCO Brands designs, manufactures, and markets well-recognized consumer, school, technology and office products. Our widely known brands include AT-A-GLANCE®, Barrilito®, Derwent®, Esselte®, Five Star®, Foroni®, GBC®, Hilroy®, Kensington®, Leitz®, Marbig®, Mead®, NOBO®, PowerA®, Quartet®, Rapid®, Rexel®, Swingline®, Tilibra®, and TruSens®. Approximately 70 percent of our sales come from brands that occupy the No. 1 or No. 2 position in the product categories in which we compete. Our top 12 brands represented $1.5 billion of our 2021 net sales. We distribute our products through a wide variety of channels to ensure that our products are readily and conveniently available for purchase by consumers and other end-users, wherever they prefer to shop. These channels include mass retailers; e-tailers; discount, drug/grocery and variety chains; warehouse clubs; hardware and specialty stores; independent office product dealers; office superstores; wholesalers; contract stationers; technology specialty businesses; and our direct-to-consumer channel. Our products are sold primarily in the U.S., Europe, Australia, Canada, Brazil and Mexico.

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

We have made five major acquisitions over the past six years. These acquisitions have meaningfully expanded our portfolio of well-known brands, enhanced our competitive position from both a product and channel perspective, and added scale to our operations. We believe that these acquisitions have cumulatively set us up to achieve organic growth in the long-term. Historically, our approach to acquisitions has focused on consolidation and geographic expansion opportunities that met our strategic and financial criteria. Strategically, we have targeted categories or geographies that provided opportunities for growth, leading brands, and channel diversity. More recently we have prioritized debt reduction, but will still consider opportunistic acquisitions that focus on growing product categories, including adjacencies.

Our most recent acquisition of PowerA in late 2020 allowed us to enter the attractive product category of third-party video gaming accessories, including controllers, power charging stations, and headsets. The addition of PowerA has meaningfully improved ACCO Brands' potential for organic sales growth and profitability and reinforced our presence in the faster growing mass and e-commerce channels. The Company plans to expand this business internationally, particularly in Europe and Asia, adding to organic growth over the longer term. PowerA® and Kensington® are our largest and fastest growing brands but they continue to be constrained by the lack of worldwide semiconductor chip availability, which we expect to gradually improve throughout the remainder of 2022.

Our leading product category positions provide the scale to invest in marketing and product innovation to drive profitable growth. We expect to grow in mature markets in the gaming, technology, and branded school and office categories. We also anticipate continuing recovery in areas depressed from COVID-19 as the level of office use and in person education increases globally, particularly in Latin America.

We generate strong operating cash flow and will continue to leverage our cost structure through acquisitions, synergies and productivity savings to drive long-term profit and operating cash flow improvement.

Overview of Performance

During the second quarter our net sales increased $3.2 million, or 0.6 percent, including 4.6 percent from adverse foreign exchange. Comparable net sales increased 5.2 percent. Price increases added 8.1 percent while volume declined 2.9 percent. Our International segment reported 16.4 percent sales growth as demand for school products continued to increase in Brazil and Mexico following a return to in-person education. Our North America segment’s sales increased 3.9 percent due to higher prices and volume increases in school products, computer accessories, and business products.

In the second quarter, the Company reported operating income of $55.4 million, a $5.5 million increase, compared with operating income of $49.9 million for the prior year's second quarter. Operating income increased due to a favorable change to the contingent earnout, partially offset by higher restructuring expense of $1.9 million. Operating income included contingent earnout income of $9.4 million compared with earnout expense of $4.9 million in the prior year. Operating income was negatively affected by higher inflation that was not fully mitigated with price increases, lower volume, and adverse foreign exchange of $1.0 million. Gross margin declined 290 basis points reflecting the margin erosion from higher costs despite multiple price increases. This is particularly acute in EMEA.

We have been experiencing substantial levels of inflation in the cost of our products, including freight. We have responded, and will continue to respond, by increasing selling prices more frequently than we have historically, but these increases continue to lag the cumulative impact of inflation. We expect moderating inflationary pressures and supply chain disruptions to continue for the remainder of the year. We have seen most foreign currencies weaken against the U.S. dollar which has also adversely affected our financial results and we also expect that to continue.

Our operating cash flow for the first six months was a use of cash of $97.9 million, compared to a use of cash of $55.1 million in the prior year. Our operating cash flow is seasonal with a historic pattern of outflow in the first half followed by strong inflows in both quarters of the second half. We anticipate that seasonal flow pattern to be repeated again this year.

In management’s opinion, the goodwill balance for our ACCO Brands North America and ACCO Brands International reporting units could be at risk for impairment if operating performance does not improve as expected. This includes negative changes to our long-term outlook for our business and other assumptions which impact fair value including low or declining revenue growth rates, depressed operating margins, or adverse changes to discount rates.

Consolidated Results of Operations for the Three and Six Months Ended June 30, 2022 and 2021

	Three Months Ended June 30,		Amount of Change			Six Months Ended June 30,		Amount of Change
(in millions, except per share data)	2022	2021	$	%/pts		2022	2021	$	%/pts
Net sales	$521.0	$517.8	$3.2	0.6%		$962.6	$928.3	$34.3	3.7%
Cost of products sold	371.0	353.7	17.3	4.9%		693.0	648.7	44.3	6.8%
Gross profit	150.0	164.1	(14.1)	(8.6)%		269.6	279.6	(10.0)	(3.6)%
Gross profit margin	28.8%	31.7%		(2.9)	pts	28.0%	30.1%		(2.1)	pts
Selling, general and administrative expenses	91.6	97.7	(6.1)	(6.2)%		190.4	191.7	(1.3)	(0.7)%
SG&A% to net sales	17.6%	18.9%		(1.3)	pts	19.8%	20.7%		(0.9)	pts
Amortization of intangibles	10.5	11.6	(1.1)	(9.5)%		21.6	23.6	(2.0)	(8.5)%
Restructuring charges	1.9	—	1.9	NM		2.2	3.9	(1.7)	(43.6)%
Change in fair value of contingent consideration	(9.4)	4.9	(14.3)	NM		(6.8)	11.6	(18.4)	NM
Operating income	55.4	49.9	5.5	11.0%		62.2	48.8	13.4	27.5%
Operating income margin	10.6%	9.6%		1.0	pts	6.5%	5.3%		1.2	pts
Interest expense	10.8	11.6	(0.8)	(6.9)%		20.5	24.8	(4.3)	(17.3)%
Interest income	(2.2)	(0.5)	(1.7)	NM		(3.6)	(0.6)	(3.0)	NM
Non-operating pension income	(1.3)	(2.5)	1.2	(48.0)%		(2.7)	(3.3)	0.6	(18.2)%
Other (income) expense, net	(3.7)	(9.0)	5.3	(58.9)%		(2.8)	3.9	(6.7)	NM
Income before income tax	51.8	50.3	1.5	3.0%		50.8	24.0	26.8	111.7%
Income tax expense (benefit)	12.4	1.7	10.7	NM		14.1	(4.2)	18.3	NM
Effective tax rate	23.9%	3.4%		20.5	pts	27.8%	(17.5)%		45.3	pts
Net income	39.4	48.6	(9.2)	(18.9)%		36.7	28.2	8.5	30.1%
Weighted average number of diluted shares outstanding:	97.4	97.2	0.2	0.2%		98.0	96.9	1.1	1.1%
Diluted income per share	$0.40	$0.50	$(0.10)	(20.0)%		$0.37	$0.29	$0.08	27.6%
Comparable net sales (Non-GAAP)⁽¹⁾	$544.6	$517.8	$26.8	5.2%		$1,001.1	$928.3	$72.8	7.8%

(1)
See reconciliation to GAAP, contained in Part I, Item 2. "Supplemental Non-GAAP Financial Measure."

Foreign Exchange Rates

Approximately 52 percent of our net sales for the six months ended June 30, 2022, were transacted in a currency other than the U.S. dollar. Additionally, we source approximately 60 percent of our products mainly from China, Vietnam and other Far Eastern countries using U.S. dollars. As a result, the sales, profitability and cash flow of our foreign operations which transact business in their local currency are affected by the fluctuations in foreign currency rates relative to the U.S. dollar.

Net Sales

For the three months ended June 30, 2022, our net sales increased $3.2 million, or 0.6 percent, including 4.6 percent from adverse foreign exchange. Comparable net sales increased 5.2 percent. Price increases added 8.1 percent and volume decreased 2.9 percent. The lower volume was primarily due to reduced sales of gaming accessories. The lack of semiconductor chips limits the production of gaming consoles affecting demand for gaming accessories. We are also seeing decreased demand this year compared to 2021 where we had significant increased demand due to COVID-19. We expect sales of gaming accessories for 2022 to be less than the prior year.

For the six months ended June 30, 2022, net sales increased $34.3 million. Higher prices added 7.4 percent and volume increased 0.5 percent mainly for back-to-school and business products, partially offset by lower sales of gaming accessories and unfavorable foreign exchange of 4.1 percent.

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

For the three months ended June 30, 2022, cost of products sold increased $17.3 million, or 4.9 percent, primarily due to inflation related to commodities, logistics and labor partially offset by lower volume. Foreign exchange reduced cost of products sold $17.7 million, or 5.0 percent.

For the six months ended June 30, 2022, cost of products sold increased $44.3 million, or 6.8 percent, primarily due to inflation related to commodities, logistics and labor. Foreign exchange reduced cost of products sold $28.7 million, or 4.4 percent.

Gross Profit

For the three months ended June 30, 2022, gross profit decreased $14.1 million, or 8.6 percent, primarily due to cost inflation and to a lesser extent lower sales volume. Foreign exchange reduced gross profit $5.9 million, or 3.6 percent. Gross profit margin decreased 290 basis points, primarily because the benefit of our sales price increases only partly offset our cumulative incremental inflation.

For the six months ended June 30, 2022, gross profit decreased $10.0 million, or 3.6 percent, primarily due to cost inflation exceeding the benefit of higher prices, which was partially offset by a $2.4 million step-up charge related to the acquisition of PowerA which did not repeat. Foreign exchange reduced gross profit $9.8 million, or 3.5 percent. Gross profit margin decreased 210 basis points primarily because the benefit of our sales price increases did not offset our cumulative incremental inflation.

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

For the three months ended June 30, 2022, SG&A decreased $6.1 million, or 6.2 percent, primarily due to the favorable impact of foreign exchange which reduced SG&A by $4.4 million, or 4.5 percent. Excluding foreign exchange, expenses were slightly down with increased sales and marketing expense more than offset by lower administrative expense, including lower incentive compensation costs. SG&A as a percentage of net sales decreased primarily from higher sales.

For the six months ended June 30, 2022, SG&A decreased $1.3 million, or 0.7 percent, primarily due to the favorable impact of foreign exchange which reduced SG&A by $6.8 million, or 3.5 percent. Excluding foreign exchange, expenses were slightly up due to increased sales and marketing expense and $1.5 million of additional operating expenses related to our Russian business. SG&A as a percentage of net sales decreased primarily from higher sales.

Restructuring Charges

For the three months ended June 30, 2022, restructuring expense was $1.9 million, primarily related to our cost reduction programs, compared with net restructuring expense of zero in the prior year.

For the six months ended June 30, 2022, restructuring expense was $2.2 million, a decrease of $1.7 million from the prior year.

Change in Fair Value of Contingent Consideration

For the three months ended June 30, 2022, the change in fair value of contingent consideration related to the earnout for the PowerA acquisition was income of $9.4 million, a favorable change of $14.3 million, due to the reversal of prior period accruals. The PowerA operations has been adversely impacted by a combination of factors that have reduced the expected financial results for the current year such that the anticipated earnout is now lower than previously expected.

For the six months ended June 30, 2022, the change in fair value of contingent consideration related to the earnout for the PowerA acquisition was income of $6.8 million, a favorable change of $18.4 million for the reasons noted above.

Operating Income

For the three months ended June 30, 2022, operating income increased to $55.4 million, compared to $49.9 million in the prior year. The increase of $5.5 million included a favorable change in our contingent earnout of $14.3 million, a decrease of SG&A expense of $6.1 million primarily due to the favorable impact of foreign exchange and lower incentive compensation, and lower amortization of $1.1 million. Gross profit decreased by $14.1 million due to higher inflation that was not fully mitigated with price increases and restructuring expense increased by $1.9 million. Adverse foreign exchange reduced operating income by $1.0 million.

For the six months ended June 30, 2022, operating income increased to $62.2 million, compared to $48.8 million in the prior year. The increase of $13.4 million included a favorable change in our contingent earnout of $18.4 million, a decrease in amortization of $2.0 million, a decrease in restructuring expense of $1.7 million, and a decrease of SG&A expense of $1.3 million primarily due to the favorable impact of foreign exchange and lower incentive compensation. Gross profit decreased by $10.0 million due to higher inflation that was not fully mitigated with price increases. Adverse foreign exchange reduced operating income by $2.2 million.

Interest Expense

For the three and six months ended June 30, 2022, the decrease in interest expense was primarily due to lower outstanding debt and lower interest rates versus the first half of 2021.

Other (Income) Expense, Net

For the three months ended June 30, 2022, other (income) expense, net was income of $3.7 million, compared to income of $9.0 million in the second quarter of the prior year. The change was due to a decrease in the Brazilian tax credits of $5.3 million in the current year compared to the prior year.

For the six months ended June 30, 2022, other (income) expense, net was income of $2.8 million, compared to expense of $3.9 million in the prior year. The change was primarily due to charges of $13.5 million related to the refinancing of our debt in the prior year's first six months that did not recur. This was partially offset by a decrease in the Brazilian tax credits of $5.3 million in the current year compared to the prior year.

Income Tax Expense (Benefit)

For the three months ended June 30, 2022, we recorded income tax expense of $12.4 million on income before taxes of $51.8 million. This compared with an income tax expense of $1.7 million on income before taxes of $50.3 million for the three months ended June 30, 2021.

For the six months ended June 30, 2022, we recorded income tax expense of $14.1 million on income before taxes of $50.8 million. This compared with an income tax benefit of $4.2 million on income before taxes of $24.0 million for the six months ended June 30, 2021.

See "Note 11. Income Taxes" for more information.

Net Loss/Diluted Loss per Share

For the three months ended June 30, 2022, net income decreased $9.2 million, compared to the prior year, primarily due to lower discrete tax benefits as well as reduced operating tax credits related to Brazil, partially offset by higher operating income.

For the six months ended June 30, 2022, net income increased $8.5 million, compared to the prior year, primarily due to higher operating income, the non-repeat of prior year debt refinancing expenses of $13.5 million, lower discrete tax benefits, and reduced operating tax credits related to Brazil.

Segment Net Sales and Operating Income (Loss) for the Three and Six Months Ended June 30, 2022 and 2021

ACCO Brands North America

	Three Months Ended June 30,		Amount of Change			Six Months Ended June 30,		Amount of Change
(in millions)	2022	2021	$	%/pts		2022	2021	$	%/pts
Net sales	$306.6	$295.1	$11.5	3.9%		$515.1	$483.9	$31.2	6.4%
Segment Operating income⁽¹⁾	50.7	53.8	(3.1)	(5.8)%		64.6	53.1	11.5	21.7%
Segment operating income margin	16.5%	18.2%		-1.7	pts	12.5%	11.0%		1.5	pts
Comparable net sales (Non-GAAP)⁽²⁾	$308.0	$295.1	$12.9	4.4%		$516.5	$483.9	$32.6	6.7%

(1)
Segment operating income excludes corporate costs. See "Part I, Item 1. Note 17. Information on Business Segments," for a reconciliation of total "Segment operating income" to "Income before income tax."
(2)
See reconciliation to GAAP, contained in Part I, Item 2. "Supplemental Non-GAAP Financial Measure."

FX Impact vs US$	2022 2nd QTR Avg vs. 2021 2nd QTR Avg	2022 YTD Avg vs. 2021 YTD Avg
Currency	Increase/(Decline)	Increase/(Decline)
Canadian dollar	(4)%	(2)%

For the three months ended June 30, 2022, sales and comparable net sales increased, primarily due to sales price increases which added $19.5 million, or 6.6 percent. Overall volume decreased by $6.6 million, or 2.3 percent, primarily due to lower sales of video gaming products, reflecting the semiconductor chip shortage and lower industry-wide demand, which more than offset the volume increases in business and school products and computer accessories. The increase in volume of school products was primarily due to a higher back-to-school sell-in versus the prior year.

For the six months ended June 30, 2022, sales and comparable net sales increased, primarily due to sales price increases which added $33.4 million, or 6.9 percent. Overall volume decreased $0.8 million, or 0.2 percent, primarily due to lower sales of video gaming products, reflecting the semiconductor chip shortage and lower industry-wide demand, partially offset by increases in business and school products and computer accessories. The increase in volume of school products was primarily due to a higher back-to-school sell-in versus the prior year.

For the three months ended June 30, 2022, operating income and operating margin decreased, primarily due to higher prices of commodity materials, including paper, increased freight costs and lower sales volume from gaming accessories. In addition, our back-to-school sell-in did not reflect the full impact of our increased pricing given the early placement of orders for the season. These factors were only partly offset by the benefit of price increases and lower SG&A. The current period also included $0.8 million of higher restructuring charges.

For the six months ended June 30, 2022, operating income and operating margin increased, primarily due to higher sales. Restructuring charges were $1.9 million lower and the prior period included $2.4 million of inventory step-up related to PowerA.

ACCO Brands EMEA

	Three Months Ended June 30,		Amount of Change			Six Months Ended June 30,		Amount of Change
(in millions)	2022	2021	$	%/pts		2022	2021	$	%/pts
Net sales	$137.9	$157.0	$(19.1)	(12.2)%		$294.0	$313.9	$(19.9)	(6.3)%
Segment Operating (loss) income⁽¹⁾	(1.5)	9.9	(11.4)	NM		4.1	26.7	(22.6)	(84.6)%
Segment operating (loss) income margin	(1.1)%	6.3%		-7.4	pts	1.4%	8.5%		-7.1	pts
Comparable net sales (Non-GAAP)⁽²⁾	$157.7	$157.0	$0.7	0.4%		$326.2	$313.9	$12.3	4.0%

(1)
Segment operating income excludes corporate costs. See "Part I, Item 1. Note 17. Information on Business Segments," for a reconciliation of total "Segment operating income" to "Income before income tax."
(2)
See reconciliation to GAAP, contained in Part I, Item 2. "Supplemental Non-GAAP Financial Measure."

FX Impact vs US$	2022 2nd QTR Avg vs. 2021 2nd QTR Avg	2022 YTD Avg vs. 2021 YTD Avg
Currency	Increase/(Decline)	Increase/(Decline)
Euro	(12)%	(9)%
Swedish krona	(14)%	(12)%
British pound	(10)%	(6)%

For the three months ended June 30, 2022, net sales decreased due to adverse foreign exchange of $19.8 million, or 12.6 percent. Comparable net sales increased slightly due to price increases which added $15.5 million, or 9.9 percent, but were largely offset by lower volume of $14.9 million, or 9.5 percent, primarily from business products in a difficult economic environment which included accelerated inflation.

For the six months ended June 30, 2022, net sales decreased due to adverse foreign exchange of $32.2 million, or 10.3 percent. Comparable net sales increased mainly due to price increases which added $23.5 million, or 7.5 percent, but were partly offset by lower volume of $11.2 million, or 3.6 percent, primarily from business products in a difficult economic environment which included accelerated inflation.

For the three months ended June 30, 2022, the segment had a small operating loss due to lower sales volume and cost inflation that exceeded the benefit of price increases. Cost increases in EMEA have been higher than in our other segments primarily due to significant inflation in locally sourced raw materials related to the war in Ukraine, and high energy costs. The segment continues to experience both higher inflation and a weakening of local currencies versus the U.S. dollar which further magnifies the inflation impact of Asian-sourced products. We expect moderating inflationary pressures and unfavorable foreign currency impacts to continue for the remainder of the year. Consequently additional price increases have been and will continue to be taken as necessary.

For the six months ended June 30, 2022, operating income and operating margin decreased substantially due to cost inflation that exceeded the benefit of price increases, and lower volume as well as $1.2 million from unfavorable foreign exchange.

ACCO Brands International

	Three Months Ended June 30,		Amount of Change			Six Months Ended June 30,		Amount of Change
(in millions)	2022	2021	$	%/pts		2022	2021	$	%/pts
Net sales	$76.5	$65.7	$10.8	16.4%		$153.5	$130.5	$23.0	17.6%
Segment Operating income⁽¹⁾	6.3	2.8	3.5	125.0%		10.5	3.4	7.1	208.8%
Segment operating income margin	8.2%	4.3%		3.9	pts	6.8%	2.6%		4.2	pts
Comparable net sales (Non-GAAP)⁽²⁾	$78.9	$65.7	$13.2	20.1%		$158.4	$130.5	$27.9	21.4%

(1) Segment operating income excludes corporate costs. See "Part I, Item 1. Note 17. Information on Business Segments," for a reconciliation of total "Segment operating income" to "Income before income tax."

(2) See reconciliation to GAAP, contained in Part I, Item 2. "Supplemental Non-GAAP Financial Measure."

FX Impact vs US$	2022 2nd QTR Avg vs. 2021 2nd QTR Avg	2022 YTD Avg vs. 2021 YTD Avg
Currency	Increase/(Decline)	Increase/(Decline)
Brazilian real	8%	6%
Australian dollar	(7)%	(7)%
Mexican peso	- %	(1)%
Japanese yen	(15)%	(12)%

For the three months ended June 30, 2022, net sales and comparable net sales rose as a result of increased volume of $6.2 million, or 9.4 percent, particularly in Brazil and Mexico primarily due to a return to in-person education. Price increases added $7.0 million or 10.7 percent, but were partly offset by adverse foreign exchange of $2.4 million or 3.7 percent.

For the six months ended June 30, 2022, net sales and comparable net sales rose as a result of increased volume of $16.5 million, or 12.6 percent, particularly in Brazil and Mexico due to a return to in-person education. Price increases added $11.4 million, or 8.8 percent, but were partly offset by adverse foreign exchange of $4.9 million or 3.8 percent.

For the three months ended June 30, 2022, operating income and operating margin improved primarily as a result of higher sales, strong cost controls, and a reduction in operating tax reserves. Foreign exchange decreased operating income $0.4 million.

For the six months ended June 30, 2022, operating income and operating margin improved primarily as a result of higher sales, the benefit of long-term cost reductions and a $2.6 million benefit from lower reserves for operating taxes, bad debts, and obsolete inventory. Foreign exchange reduced operating income $0.8 million.

Liquidity and Capital Resources

Our primary liquidity needs are to support our working capital requirements, service indebtedness and fund capital expenditures, dividends and acquisitions. Our principal sources of liquidity are cash flows from operating activities, cash and cash equivalents held and seasonal borrowings under our $600 million multi-currency revolving credit facility (the "Revolving Facility"). As of June 30, 2022, there was $240.3 million in borrowings outstanding under the Revolving Facility ($12.8 million reported in "Current portion of long-term debt" and $227.5 million reported in "Long-term debt, net"), we had $91.7 million in cash on hand, and the amount available for borrowings was $348.7 million (allowing for $11.0 million of letters of credit outstanding on that date). We maintain adequate financing arrangements at market rates.

As of June 30, 2022, our Consolidated Leverage Ratio was approximately 3.97 to 1.00 versus our maximum covenant of 4.25 to 1.00. We have no debt maturities before March 2026.

Our near-term use of cash will be to fund our dividend and reduce debt. Our long-term strategy remains to deploy cash to fund dividends, reduce debt, make acquisitions and repurchase stock.

During the second quarter of 2022, we made a contingent purchase price payment of $27.0 million related to the acquisition of PowerA.

The $612.4 million of debt currently outstanding under our senior secured credit facilities has a weighted average interest rate of 3.02 percent as of June 30, 2022, and the $575.0 million outstanding principal amount of our senior unsecured notes due 2029 have a fixed interest rate of 4.25 percent.

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

The restructuring provision was $1.9 million and $2.2 million for the three and six months ended June 30, 2022, respectively, primarily related to the Company's cost reduction programs representing expected severance costs mainly in North America. Additional charges were also taken in EMEA. For additional details, see "Note 10. Restructuring" to the condensed consolidated financial statements contained in "Part I, Item 1. Financial Information" of this Quarterly Report on Form 10-Q.

Cash Flow for the Six Months Ended June 30, 2022 and 2021

Cash Flow from Operating Activities

Cash used by operating activities during the six months ended June 30, 2022 was $97.9 million, an increase in cash used of $42.8 million compared to cash used by operating activities of $55.1 million during the prior year's first six months. The increase in cash used by operating activities was primarily due to higher investments in net working capital of $20.9 million, an increase in cash used for customer programs of approximately $15.4 million, and $9.2 million of cash used for contingent earnout during the second quarter, partially offset by increased net income of $8.5 million. The $9.2 million represents the portion of the contingent liability that was not included in our purchase accounting at the time of the acquisition of PowerA.

The table below shows our cash flow used or provided by the components of net working capital for the six months ended June 30, 2022 and 2021:

	Six Months Ended
(in millions)	June 30, 2022	June 30, 2021	Amount of Change
Accounts receivable	$(12.4)	$(54.5)	$42.1
Inventories	(51.4)	(77.9)	26.5
Accounts payable	(47.2)	42.3	(89.5)
Cash flow used by net working capital	$(111.0)	$(90.1)	$(20.9)

•
Accounts receivable was a use of cash of $12.4 million during the six months ended June 30, 2022, a favorable change of $42.1 million compared to a use of cash of $54.5 million during the six months ended June 30, 2021. The $42.1 million favorable change was due to increased recovery of past due accounts and increased collections on a higher level of accounts receivable, primarily because the prior year included minimal collections related to gaming accessories as we did not purchase the outstanding accounts receivable at the closing of the acquisition of PowerA.
•
Inventories was a use of cash of $51.4 million during the six months ended June 30, 2022, a favorable change of $26.5 million when compared with the $77.9 million cash used during the six months ended June 30, 2021. The favorable change was primarily driven by the Company having increased inventory exiting the prior year to mitigate supply chain issues.
•
Accounts payable was a use of cash of $47.2 million during the six months ended June 30, 2022, an unfavorable change of $89.5 million when compared to a source of cash of $42.3 million during the six months ended June 30, 2021. The $89.5 million unfavorable change was due to increased payments on a higher level of accounts payable, partly because the prior year included minimal payments related to gaming accessories as we did not acquire the outstanding accounts payable at the closing of the acquisition of PowerA. In addition, high levels of accounts payable at the end of the prior year associated with the timing of inventory purchases noted above also drove higher vendor payments in the first half of the current year.

Cash Flow from Investing Activities

Cash used by investing activities was $6.8 million and cash provided by investing activities was $6.1 million for the six months ended June 30, 2022 and 2021, respectively. Cash used for capital expenditures was down by $2.3 million. Cash provided by acquisitions decreased by $15.4 million primarily because the prior year period included a working capital adjustment received from the seller of PowerA that did not recur.

Cash Flow from Financing Activities

Cash provided by financing activities was $153.9 million for the six months ended June 30, 2022, an increase of $63.7 million, compared with cash provided of $90.2 million by financing activities during the first six months of the prior year. The increase of $63.7 million primarily relates to an increase in cash provided by our incremental net borrowings of $81.9 million during the first six months of 2022, compared to the prior year's first six months. In addition, there were cash outflows of $20.3 million related to our debt refinancing during the first six months of 2021. Partly offsetting the cash provided by financing activities was uses of cash for share repurchases of $19.4 million and a $17.8 million payment representing the amount of contingent earnout which was recorded in our purchase accounting at the time of the acquisition of PowerA.

Credit Facilities and Notes Covenants

As of June 30, 2022, our Consolidated Leverage Ratio was approximately 3.97 to 1.00 versus our maximum covenant of 4.25 to 1.00.

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

The following tables provide a reconciliation of GAAP net sales change as reported to non-GAAP comparable net sales change:

	Comparable Net Sales - Three Months Ended June 30, 2022
		Non-GAAP
	GAAP	Currency	Comparable
(in millions)	Net Sales	Translation	Net Sales
ACCO Brands North America	$306.6	$(1.4)	$308.0
ACCO Brands EMEA	137.9	(19.8)	157.7
ACCO Brands International	76.5	(2.4)	78.9
Total	$521.0	$(23.6)	$544.6

	Amount of Change - Three Months Ended June 30, 2022 compared to the Three Months Ended June 30, 2021
	$ Change - Net Sales
		Non-GAAP
	GAAP		Comparable
	Net Sales	Currency	Net Sales
(in millions)	Change	Translation	Change
ACCO Brands North America	$11.5	$(1.4)	$12.9
ACCO Brands EMEA	(19.1)	(19.8)	0.7
ACCO Brands International	10.8	(2.4)	13.2
Total	$3.2	$(23.6)	$26.8

	% Change - Net Sales
		Non-GAAP
	GAAP		Comparable
	Net Sales	Currency	Net Sales
	Change	Translation	Change
ACCO Brands North America	3.9%	(0.5)%	4.4%
ACCO Brands EMEA	(12.2)%	(12.6)%	0.4%
ACCO Brands International	16.4%	(3.7)%	20.1%
Total	0.6%	(4.6)%	5.2%

	Comparable Net Sales - Six Months Ended June 30, 2022
		Non-GAAP
	GAAP	Currency	Comparable
(in millions)	Net Sales	Translation	Net Sales
ACCO Brands North America	$515.1	$(1.4)	$516.5
ACCO Brands EMEA	294.0	(32.2)	326.2
ACCO Brands International	153.5	(4.9)	158.4
Total	$962.6	$(38.5)	$1,001.1

	Amount of Change - Six Months Ended June 30, 2022 compared to the Six Months Ended June 30, 2021
	$ Change - Net Sales
		Non-GAAP
	GAAP		Comparable
	Net Sales	Currency	Net Sales
(in millions)	Change	Translation	Change
ACCO Brands North America	$31.2	$(1.4)	$32.6
ACCO Brands EMEA	(19.9)	(32.2)	12.3
ACCO Brands International	23.0	(4.9)	27.9
Total	$34.3	$(38.5)	$72.8

	% Change - Net Sales
		Non-GAAP
	GAAP		Comparable
	Net Sales	Currency	Net Sales
	Change	Translation	Change
ACCO Brands North America	6.4%	(0.3)%	6.7%
ACCO Brands EMEA	(6.3)%	(10.3)%	4.0%
ACCO Brands International	17.6%	(3.8)%	21.4%
Total	3.7%	(4.1)%	7.8%

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk" of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes to Foreign Exchange Risk Management or Interest Rate Risk Management in the quarter ended June 30, 2022 or through the date of this report.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision of the Chief Executive Officer and the Chief Financial Officer, and with the participation of our Disclosure Committee, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2022.

(b) Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not applicable.

(b) Not applicable.

(c) Common Stock Purchases

The following table provides information about our purchases of equity securities during the quarter ended June 30, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
April 1, 2022 to April 30, 2022	92,879	$7.45	92,879	$124,353,291
May 1, 2022 to May 31, 2022	1,329,287	7.22	1,329,287	114,751,946
June 1, 2022 to June 30, 2022	1,320,423	6.90	1,320,423	105,645,579
Total	2,742,589	$7.07	2,742,589	$105,645,579

(1) On February 14, 2018, the Company announced that its Board of Directors had approved an authorization to repurchase up to $100 million in shares of its common stock. On August 7, 2019, the Company announced that its Board of Directors had approved an authorization to repurchase up to an additional $100 million in shares of its common stock.

The number of shares to be purchased, if any, and the timing of purchases will be based on the Company's stock price, leverage ratios, cash balances, general business and market conditions, and other factors, including alternative investment opportunities and working capital needs. The Company may repurchase its shares, from time to time, through a variety of methods, including open-market purchases, privately negotiated transactions and block trades or pursuant to repurchase plans designed to comply with the Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. Any stock repurchases will be subject to market conditions, SEC regulations and other considerations and may be commenced or suspended at any time or from time to time, without prior notice. Accordingly, there is no guarantee as to the number of shares, if any, that will be repurchased or the timing of such repurchases.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit

10.1	Form of Nonqualified Stock Option Award Agreement under the 2022 ACCO Brands Corporation Incentive Plan *

10.2	Form of Performance Stock Unit Award Agreement under the 2022 ACCO Brands Corporation Incentive Plan *

10.3	Form of Restricted Stock Unit Award Agreement under the 2022 ACCO Brands Corporation Incentive Plan *

10.4	Form of Directors Restricted Stock Unit Award Agreement under the 2022 ACCO Brands Corporation Incentive Plan *

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith.

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

Date: August 9, 2022