Form 10-Q
period 2022-09-30
ACCO BRANDS Corp
filed 2022-11-08
CIK 712034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2022

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

As of October 31, 2022, the registrant had outstanding 94,260,926 shares of Common Stock.

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

Some of the factors that could affect our results or cause our plans, actions and results to differ materially from those expressed in the forward-looking statements contained in this Quarterly Report on Form 10-Q are detailed in "Part I, Item 1. Business" and "Part I, Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2021, as well as in "Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations" and "Part II, Item 1A. Risk Factors" of this Quarterly Report on Form 10-Q and from time to time in our other Securities and Exchange Commission (the "SEC") filings.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ACCO Brands Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30, 2022	December 31, 2021
(in millions)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$78.0	$41.2
Accounts receivable, net	351.3	416.1
Inventories	431.0	428.0
Other current assets	53.9	39.6
Total current assets	914.2	924.9
Total property, plant and equipment	577.5	656.4
Less: accumulated depreciation	(392.3)	(441.8)
Property, plant and equipment, net	185.2	214.6
Right of use asset, leases	88.5	105.2
Deferred income taxes	98.4	115.9
Goodwill	666.9	802.5
Identifiable intangibles, net	838.5	902.2
Other non-current assets	37.5	26.0
Total assets	$2,829.2	$3,091.3
Liabilities and Stockholders' Equity
Current liabilities:
Notes payable	$1.3	$9.4
Current portion of long-term debt	27.3	33.6
Accounts payable	214.4	308.2
Accrued compensation	39.4	56.9
Accrued customer program liabilities	88.9	101.4
Lease liabilities	20.9	24.4
Current portion of contingent consideration	—	24.8
Other current liabilities	111.4	149.9
Total current liabilities	503.6	708.6
Long-term debt, net	1,045.0	954.1
Long-term lease liabilities	75.1	89.0
Deferred income taxes	139.2	145.2
Pension and post-retirement benefit obligations	176.9	222.3
Contingent consideration	—	12.0
Other non-current liabilities	108.1	95.3
Total liabilities	2,047.9	2,226.5
Stockholders' equity:
Common stock	1.0	1.0
Treasury stock	(43.4)	(40.9)
Paid-in capital	1,895.2	1,902.2
Accumulated other comprehensive loss	(555.6)	(535.5)
Accumulated deficit	(515.9)	(462.0)
Total stockholders' equity	781.3	864.8
Total liabilities and stockholders' equity	$2,829.2	$3,091.3

See Notes to Condensed Consolidated Financial Statements (Unaudited).

ACCO Brands Corporation and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2022	2021	2022	2021
Net sales	$485.6	$526.7	$1,448.2	$1,455.0
Cost of products sold	348.2	369.5	1,041.2	1,018.2
Gross profit	137.4	157.2	407.0	436.8
Operating costs and expenses:
Selling, general and administrative expenses	93.9	101.8	284.3	293.5
Amortization of intangibles	9.9	11.6	31.5	35.2
Restructuring charges	0.1	0.3	2.3	4.2
Goodwill impairment	98.7	—	98.7	—
Change in fair value of contingent consideration	(2.2)	4.9	(9.0)	16.5
Total operating costs and expenses	200.4	118.6	407.8	349.4
Operating (loss) income	(63.0)	38.6	(0.8)	87.4
Non-operating expense (income):
Interest expense	12.1	11.2	32.6	36.0
Interest income	(2.6)	(0.6)	(6.2)	(1.2)
Non-operating pension income	(0.5)	(2.3)	(3.2)	(5.6)
Other (income) expense, net	(7.4)	0.1	(10.2)	4.0
(Loss) income before income tax	(64.6)	30.2	(13.8)	54.2
Income tax expense	4.1	10.0	18.2	5.8
Net (loss) income	$(68.7)	$20.2	$(32.0)	$48.4

Per share:
Basic (loss) income per share	$(0.73)	$0.21	$(0.33)	$0.51
Diluted (loss) income per share	$(0.73)	$0.21	$(0.33)	$0.50

Weighted average number of shares outstanding:
Basic	94.5	95.6	95.6	95.4
Diluted	94.5	97.3	95.6	97.0

See Notes to Condensed Consolidated Financial Statements (Unaudited).

ACCO Brands Corporation and Subsidiaries

Consolidated Statements of Comprehensive (Loss) Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Net (loss) income	$(68.7)	$20.2	$(32.0)	$48.4
Other comprehensive income (loss), net of tax:
Unrealized income on derivative instruments, net of tax expense of $(0.4) and $(1.0) and $(1.3) and $(2.9), respectively	0.9	2.4	3.4	6.7
Foreign currency translation adjustments, net of tax benefit (expense) of $1.1 and $0.2 and $3.2 and $(1.1), respectively	(28.1)	(22.3)	(50.0)	(18.6)
Recognition of deferred pension and other post-retirement items, net of tax expense of $(3.3) and $(2.1) and $(8.2) and $(3.4), respectively	10.9	6.6	26.5	10.7
Other comprehensive loss, net of tax	(16.3)	(13.3)	(20.1)	(1.2)

Comprehensive (loss) income	$(85.0)	$6.9	$(52.1)	$47.2

See Notes to Condensed Consolidated Financial Statements (Unaudited).

ACCO Brands Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(in millions)	2022	2021
Operating activities
Net (loss) income	$(32.0)	$48.4
Amortization of inventory step-up	—	3.0
Payments of contingent consideration	(9.2)	—
Gain on disposal of assets	(0.1)	—
Change in fair value of contingent liability	(9.0)	16.5
Depreciation	28.6	29.4
Amortization of debt issuance costs	2.0	2.1
Amortization of intangibles	31.5	35.2
Stock-based compensation	7.8	12.2
Loss on debt extinguishment	—	3.7
Non-cash charge for goodwill impairment	98.7	—
Changes in balance sheet items:
Accounts receivable	48.8	(18.3)
Inventories	(20.9)	(116.2)
Other assets	(20.1)	(14.4)
Accounts payable	(80.8)	55.1
Accrued expenses and other liabilities	(47.2)	3.2
Accrued income taxes	(7.7)	(15.9)
Net cash (used) provided by operating activities	(9.6)	44.0
Investing activities
Additions to property, plant and equipment	(11.8)	(13.9)
Proceeds from the disposition of assets	0.2	—
Cost of acquisitions, net of cash acquired	—	15.4
Net cash (used) provided by investing activities	(11.6)	1.5
Financing activities
Proceeds from long-term borrowings	218.0	651.4
Repayments of long-term debt	(95.2)	(638.8)
Proceeds of notes payable, net	(7.6)	2.3
Payment for debt premium	—	(9.8)
Payments for debt issuance costs	—	(10.5)
Dividends paid	(21.5)	(18.6)
Payments of contingent consideration	(17.8)	—
Repurchases of common stock	(19.4)	—
Payments related to tax withholding for stock-based compensation	(2.5)	(0.9)
Proceeds from the exercise of stock options	4.3	2.4
Net cash provided (used) by financing activities	58.3	(22.5)
Effect of foreign exchange rate changes on cash and cash equivalents	(0.3)	(1.5)
Net increase in cash and cash equivalents	36.8	21.5
Cash and cash equivalents
Beginning of the period	41.2	36.6
End of the period	$78.0	$58.1
Cash paid during the year for:
Interest	$35.7	$33.7
Income taxes	$25.9	$21.2

See Notes to Condensed Consolidated Financial Statements (Unaudited).

ACCO Brands Corporation and Subsidiaries

Consolidated Statement of Stockholders' Equity

(Unaudited)

(in millions)	Common Stock	Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Accumulated Deficit	Total
Balance at December 31, 2021	$1.0	$1,902.2	$(535.5)	$(40.9)	$(462.0)	$864.8
Net loss	—	—	—	—	(2.7)	(2.7)
Loss on derivative financial instruments, net of tax	—	—	(1.4)	—	—	(1.4)
Translation impact, net of tax	—	—	15.3	—	—	15.3
Pension and post-retirement adjustment, net of tax	—	—	4.8	—	—	4.8
Stock-based compensation	—	4.9	—	—	(0.1)	4.8
Common stock issued, net of shares withheld for employee taxes	—	4.3	—	(1.2)	—	3.1
Dividends declared, $0.075 per share	—	—	—	—	(7.3)	(7.3)
Other	—	0.1	—	—	—	0.1
Balance at March 31, 2022	$1.0	$1,911.5	$(516.8)	$(42.1)	$(472.1)	$881.5
Net income	—	—	—	—	39.4	39.4
Gain on derivative financial instruments, net of tax	—	—	3.9	—	—	3.9
Translation impact, net of tax	—	—	(37.2)	—	—	(37.2)
Pension and post-retirement adjustment, net of tax	—	—	10.8	—	—	10.8
Common stock repurchases	—	(19.4)	—	—	—	(19.4)
Stock-based compensation	—	2.6	—	—	(0.2)	2.4
Common stock issued, net of shares withheld for employee taxes	—	—	—	(1.3)	—	(1.3)
Dividends declared, $0.075 per share	—	—	—	—	(7.1)	(7.1)
Other	—	—	—	—	(0.1)	(0.1)
Balance at June 30, 2022	$1.0	$1,894.7	$(539.3)	$(43.4)	$(440.1)	$872.9
Net loss	—	—	—	—	(68.7)	(68.7)
Gain on derivative financial instruments, net of tax			0.9			0.9
Translation impact			(28.1)			(28.1)
Pension and post-retirement adjustment, net of tax			10.9			10.9
Stock-based compensation		0.6				0.6
Dividends declared, $0.075 per share					(7.1)	(7.1)
Other		(0.1)				(0.1)
Balance at September 30, 2022	$1.0	$1,895.2	$(555.6)	$(43.4)	$(515.9)	$781.3

Shares of Capital Stock

	Common Stock	Treasury Stock	Net Shares
Shares at December 31, 2021	100,118,494	4,300,548	95,817,946
Common stock issued, net of shares withheld for employee taxes	1,128,030	106,598	1,021,432
Shares at March 31, 2022	101,246,524	4,407,146	96,839,378
Common stock issued, net of shares withheld for employee taxes	330,408	183,509	146,899
Common stock repurchases	(2,742,589)	—	(2,742,589)
Shares at June 30, 2022	98,834,343	4,590,655	94,243,688
Common stock issued, net of shares withheld for employee taxes	17,238	—	17,238
Shares at September 30, 2022	98,851,581	4,590,655	94,260,926

See Notes to Condensed Consolidated Financial Statements (Unaudited).

ACCO Brands Corporation and Subsidiaries

Consolidated Statement of Stockholders' Equity

Continued (Unaudited)

(in millions)	Common Stock	Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Accumulated Deficit	Total
Balance at December 31, 2020	$1.0	$1,883.1	$(564.2)	$(39.9)	$(537.3)	$742.7
Net loss	—	—	—	—	(20.4)	(20.4)
Gain on derivative financial instruments, net of tax	—	—	4.1	—	—	4.1
Translation impact, net of tax	—	—	(20.7)	—	—	(20.7)
Pension and post-retirement adjustment, net of tax	—	—	3.6	—	—	3.6
Stock-based compensation	—	5.0	—	—	(0.2)	4.8
Common stock issued, net of shares withheld for employee taxes	—	1.9	—	(0.9)	—	1.0
Dividends declared, $.065 per share	—	—	—	—	(6.2)	(6.2)
Other	—	(0.1)	—	—	—	(0.1)
Balance at March 31, 2021	$1.0	$1,889.9	$(577.2)	$(40.8)	$(564.1)	$708.8
Net income	—	—	—	—	48.6	48.6
Gain on derivative financial instruments, net of tax	—	—	0.2	—	—	0.2
Translation impact, net of tax	—	—	24.4	—	—	24.4
Pension and post-retirement adjustment, net of tax	—	—	0.5	—	—	0.5
Stock-based compensation	—	4.4	—	—	(0.2)	4.2
Common stock issued, net of shares withheld for employee taxes	—	0.1	—	—	—	0.1
Dividends declared, $.065 per share	—	—	—	—	(6.2)	(6.2)
Other	—	0.2	—	—	(0.1)	0.1
Balance at June 30, 2021	$1.0	$1,894.6	$(552.1)	$(40.8)	$(522.0)	$780.7
Net income	—	—	—	—	20.2	20.2
Gain on derivative financial instruments, net of tax	—	—	2.4	—	—	2.4
Translation impact	—	—	(22.3)	—	—	(22.3)
Pension and post-retirement adjustment, net of tax	—	—	6.6	—	—	6.6
Stock-based compensation	—	3.4	—	—	(0.2)	3.2
Common stock issued, net of shares withheld for employee taxes	—	0.4	—	—	—	0.4
Dividends declared, $.065 per share	—	—	—	—	(6.2)	(6.2)
Balance at September 30, 2021	$1.0	$1,898.4	$(565.4)	$(40.8)	$(508.2)	$785.0

Shares of Capital Stock

	Common Stock	Treasury Stock	Net Shares
Shares at December 31, 2020	99,129,455	4,186,890	94,942,565
Common stock issued, net of shares withheld for employee taxes	652,755	109,599	543,156
Shares at March 31, 2021	99,782,210	4,296,489	95,485,721
Common stock issued, net of shares withheld for employee taxes	97,160	—	97,160
Shares at June 30, 2021	99,879,370	4,296,489	95,582,881
Common stock issued, net of shares withheld for employee taxes	84,954	5,766	79,188
Shares at September 30, 2021	99,964,324	4,302,255	95,662,069

See Notes to Condensed Consolidated Financial Statements (Unaudited).

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

As used in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, the terms "ACCO Brands," "ACCO," the "Company," "we," "us," and "our" refer to ACCO Brands Corporation and its consolidated subsidiaries.

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

The Condensed Consolidated Balance Sheet as of September 30, 2022 and the related Consolidated Statements of Income, Consolidated Statements of Comprehensive Income (Loss), and Consolidated Statements of Stockholders' Equity for the three and nine months ended September 30, 2022 and 2021, and the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021 are unaudited. The December 31, 2021 Condensed Consolidated Balance Sheet data was derived from audited financial statements but does not include all annual disclosures required by GAAP. The financial statements included herein were prepared by management and reflect all adjustments (consisting solely of normal recurring items unless otherwise noted) which are, in the opinion of management, necessary for the fair presentation of results of operations and cash flows for the interim periods ended September 30, 2022 and 2021, and the financial position of the Company as of September 30, 2022. Interim results may not be indicative of results for a full year.

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

2. Recent Accounting Pronouncements and Adopted Accounting Standards

Recent Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board ("FASB") issued ASU 2020-04, Reference Rate Reform (Topic 848), which provides optional expedients and exceptions for applying current GAAP to contracts, hedging relationships, and other transactions affected by the transition from the use of LIBOR to an alternative reference rate. The guidance can be adopted immediately and is applicable to contracts entered into on or before December 31, 2022. We do not expect the adoption of this standard to have a material impact on our condensed consolidated financial statements.

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

There were no accounting standards that were adopted in the first nine months of 2022 that had a material effect on the Company’s financial condition, results of operations or cash flow.

3. Long-term Debt and Short-term Borrowings

Notes payable and long-term debt, listed in order of the priority of security interests in assets of the Company, consisted of the following as of September 30, 2022 and December 31, 2021:

(in millions)	September 30, 2022	December 31, 2021
Euro Senior Secured Term Loan A, due March 2026 (floating interest rate of 2.69% at September 30, 2022 and 2.00% at December 31, 2021)	$212.2	$254.8
USD Senior Secured Term Loan A, due March 2026 (floating interest rate of 5.12% at September 30, 2022 and 2.22% at December 31, 2021)	85.6	89.0
Australian Dollar Senior Secured Term Loan A, due March 2026 (floating interest rate of 5.07% at September 30, 2022 and 2.11% at December 31, 2021)	33.9	39.4
U.S. Dollar Senior Secured Revolving Credit Facility, due March 2026 (floating interest rate of 4.92% at September 30, 2022 and 2.10% at December 31, 2021)	149.9	13.7
Australian Dollar Senior Secured Revolving Credit Facility, due March 2026 (floating interest rate of 4.90% at September 30, 2022 and 2.06% at December 31, 2021)	24.0	25.4
Senior Unsecured Notes, due March 2029 (fixed interest rate of 4.25%)	575.0	575.0
Other borrowings	1.4	9.4
Total debt	1,082.0	1,006.7
Less:
Current portion	28.6	43.0
Debt issuance costs, unamortized	8.4	9.6
Long-term debt, net	$1,045.0	$954.1

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
•
required that the Company pay down any amounts on the Revolving Facility when cash and cash equivalents of the loan parties exceed $100.0 million; and

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

•
amended the maximum Consolidated Leverage Ratio (as defined in the Credit Agreement) financial covenant for the fiscal quarters beginning March 31, 2021, as follows:

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

As of September 30, 2022, there was $173.9 million in borrowings outstanding under the Revolving Facility. The remaining amount available for borrowings was $417.1 million (allowing for $9.0 million of letters of credit outstanding on that date).

As of September 30, 2022, our Consolidated Leverage Ratio was approximately 3.91 to 1.00 versus our maximum covenant of 4.00 to 1.00.

Amendment to Credit Agreement

Effective November 7, 2022, we entered into an amendment to our bank credit agreement, which increases our maximum Consolidated Leverage Ratio financial covenant, beginning with the fourth quarter of 2022 through December 2023 and the first and second quarters of each year thereafter, and favorably amends several other items.

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

Notes to Condensed Consolidated Financial Statements (Unaudited)

4. Leases

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

The components of lease expense were as follows:

	Three months ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Operating lease cost	$7.0	$8.1	$22.5	$22.3
Sublease income	(0.7)	(0.9)	(1.9)	(1.5)
Total lease cost	$6.3	$7.2	$20.6	$20.8

Other information related to leases was as follows:

	Nine Months Ended September 30,
(in millions, except lease term and discount rate)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$23.7	$23.8
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$7.8	$15.0

As of September 30, 2022
Weighted average remaining lease term:
Operating leases	6.4 years

Weighted average discount rate:
Operating leases	4.6%

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Future minimum lease payments, net of sub-lease income, for all non-cancelable leases as of September 30, 2022, were as follows:

(in millions)	Operating Leases
2022	$6.6
2023	22.2
2024	18.5
2025	15.5
2026	12.5
2027	8.5
Thereafter	28.3
Total minimum lease payments	112.1
Less imputed interest	16.1
Future minimum payments for leases, net of sublease rental income and imputed interest	$96.0

5. Pension and Other Retiree Benefits

The components of net periodic benefit (income) cost for pension and post-retirement plans for the three and nine months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended September 30,
	Pension				Post-retirement
	U.S.		International
(in millions)	2022	2021	2022	2021	2022	2021
Service cost	$—	$—	$0.2	$0.4	$—	$—
Interest cost	1.2	1.2	2.3	1.5	—	—
Expected return on plan assets	(2.7)	(2.9)	(4.2)	(4.7)	—	—
Amortization of prior service cost	—	—	0.1	0.1	—	—
Amortization of net loss (gain)	0.9	0.9	1.2	1.7	(0.1)	(0.1)
Special termination benefit(1)	—	—	0.8	—	—	—
Net periodic benefit (income) cost (3)	$(0.6)	$(0.8)	$0.4	$(1.0)	$(0.1)	$(0.1)

	Nine Months Ended September 30,
	Pension				Post-retirement
	U.S.		International
(in millions)	2022	2021	2022	2021	2022	2021
Service cost	$—	$0.5	$0.7	$1.2	$—	$—
Interest cost	3.6	3.4	7.2	4.7	—	—
Expected return on plan assets	(8.1)	(8.5)	(13.3)	(14.5)	—	—
Amortization of prior service cost	—	0.1	0.2	0.2	—	—
Amortization of net loss (gain)	2.7	2.7	3.9	5.3	(0.3)	(0.3)
Special termination benefit(1)	—	—	0.8	—	—	—
Curtailment loss(2)	—	1.4	—	—	—	—
Net periodic benefit (income) cost (3)	$(1.8)	$(0.4)	$(0.5)	$(3.1)	$(0.3)	$(0.3)

(1)
Special termination benefit of $0.8 million due to the plan wind up of the ACCO Brands Canada Salaried and Hourly plans effective July 1, 2022. The plan wind up is considered an irrevocable event that triggers special accounting, specifically a one-time special termination benefit. The plan wind up is expected to be completed in 2024.
(2)
Curtailment loss of $1.4 million due to the pension benefit freeze for the Sidney group under the ACCO Brands Corporation Pension Plan.
(3)
The components of net periodic benefit (income) cost, other than service cost, are included in the line "Non-operating pension income" in the Consolidated Statements of Income.

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

We expect to contribute approximately $17.4 million to our defined benefit plans in 2022. For the nine months ended September 30, 2022, we have contributed $11.0 million to these plans.

6. Stock-Based Compensation

The following table summarizes our stock-based compensation expense (including stock options, restricted stock units ("RSUs") and performance stock units ("PSUs")) for the three and nine months ended September 30, 2022 and 2021:

	Three months ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Stock option compensation expense	$0.4	$0.6	$3.1	$2.9
RSU compensation expense	0.8	0.9	3.8	4.3
PSU compensation expense	(0.6)	1.7	0.9	5.0
Total stock-based compensation expense	$0.6	$3.2	$7.8	$12.2

We generally recognize compensation expense for stock-based awards ratably over the vesting period.

During the third quarter of 2022, stock compensation grants were made consisting of 14,246 stock options, 25,613 RSUs and 8,548 PSUs.

The following table summarizes our unrecognized compensation expense and the weighted-average period over which the expense will be recognized as of September 30, 2022:

	September 30, 2022
(in millions, except weighted average years)	Unrecognized Compensation Expense	Weighted Average Years Expense To Be Recognized Over
Stock options	$4.2	2.2
RSUs	$4.9	2.0
PSUs	$1.6	1.0

7. Inventories

The components of inventories were as follows:

(in millions)	September 30, 2022	December 31, 2021
Raw materials	$66.6	$67.5
Work in process	4.8	4.1
Finished goods	359.6	356.4
Total inventories	$431.0	$428.0

8. Goodwill and Identifiable Intangible Assets

Goodwill

We test goodwill for impairment at least annually and on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. During the second quarter of 2022, we completed the annual goodwill impairment assessment. Due to a decline in our market capitalization, we performed our annual assessment on a quantitative basis for goodwill for each of our three reporting units. The result of our annual assessment was that the fair value

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

of the North America, International and EMEA reporting units exceeded their carrying values as of our measurement date of May 31, 2022 and we concluded that no impairment existed.

During the third quarter of 2022, our market capitalization declined further compared to the second quarter of 2022. In addition, our forecasted cash flows for our North America and EMEA reporting units decreased due to lower inventory replenishment by major retailers, lower sales of gaming accessories, and a challenging demand environment in several countries within EMEA. As a result, we identified a triggering event indicating it was more likely than not that an impairment loss had been incurred. Accordingly, as of August 31, 2022, we completed a goodwill impairment assessment, on a quantitative basis, for goodwill for each of our three reporting units. The result of our assessment was that the fair value of the North America reporting unit did not exceed its carrying value resulting in an impairment charge of $98.7 million. The result of our assessment for International and EMEA reporting units was that the fair value of each exceeded its carrying values by greater than ten percent and we concluded that no impairment existed.

Estimating the fair value of each reporting unit requires us to make assumptions and estimates regarding our future. We utilized a combination of both a discounted cash flows and market approach. The financial projections used in the valuation models reflected management's assumptions regarding revenue growth rates, economic and market trends, cost structure, discount rate, and other expectations about the anticipated short-term and long-term operating results for each of our three reporting units.

We believe the assumptions used in our goodwill impairment analysis are appropriate and result in reasonable estimates of the implied fair value of each reporting unit. However, given the economic environment and the uncertainties regarding the impact on our business, there can be no assurance that our estimates and assumptions, made for purposes of our goodwill impairment testing, will prove to be an accurate prediction of the future. If our assumptions regarding future performance are not achieved we may be required to record additional goodwill impairment charges in future periods.

Changes in the net carrying amount of goodwill by segment were as follows:

(in millions)	ACCO Brands North America	ACCO Brands EMEA	ACCO Brands International	Total
Balance at December 31, 2021	$446.7	$178.6	$177.2	$802.5
Goodwill impairment	(98.7)	—	—	(98.7)
Foreign currency translation	—	(37.2)	0.3	(36.9)
Balance at September 30, 2022	$348.0	$141.4	$177.5	$666.9

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Identifiable Intangible Assets

The gross carrying value and accumulated amortization by class of identifiable intangible assets as of September 30, 2022 and December 31, 2021, were as follows:

	September 30, 2022			December 31, 2021
(in millions)	Gross Carrying Amounts	Accumulated Amortization	Net Book Value	Gross Carrying Amounts	Accumulated Amortization	Net Book Value
Indefinite-lived intangible assets:
Trade names(1)	$401.5	$(44.5)	$357.0	$417.6	$(44.5)	$373.1
Amortizable intangible assets:
Trade names	363.0	(118.0)	245.0	373.2	(110.5)	262.7
Customer and contractual relationships	346.4	(186.8)	159.6	366.5	(182.4)	184.1
Vendor relationships	82.4	(9.9)	72.5	82.4	(5.7)	76.7
Patents	7.7	(3.3)	4.4	8.6	(3.0)	5.6
Subtotal	799.5	(318.0)	481.5	830.7	(301.6)	529.1
Total identifiable intangibles	$1,201.0	$(362.5)	$838.5	$1,248.3	$(346.1)	$902.2

(1)
Accumulated amortization prior to the adoption of authoritative guidance on goodwill and other intangible assets, at which time further amortization ceased.

The Company's intangible amortization expense for the three and nine months ended September 30, 2022 was $9.9 million and $31.5 million, respectively, and $11.6 million and $35.2 million for the three and nine months ended September 30, 2021, respectively.

Estimated amortization expense for amortizable intangible assets, as of September 30, 2022, for the current year and the next five years is as follows:

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

During 2022, our revenue generated from our Leitz indefinite-lived trade name has declined. Accordingly, as of August 31, 2022, we completed an impairment assessment, on a quantitative basis, for our Leitz indefinite-lived trade name. The result of our assessment was that the fair value of the Leitz indefinite-lived trade name exceeded its carrying value and we concluded that no impairment existed. The excess fair value over our carrying value was less than 10 percent as of August 31, 2022.

9. Restructuring

The Company recorded $2.3 million and $4.2 million of restructuring expense for the nine months ended September 30, 2022 and 2021, respectively. Restructuring expense for the three months ended September 30, 2022 and 2021 was $0.1 million and $0.3 million, respectively. Restructuring expenses were primarily for severance costs related to cost reduction initiatives in our North America and EMEA segments.

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The summary of the activity in the restructuring liability for the nine months ended September 30, 2022, was as follows:

	Balance at			Non-cash Items /	Balance at
(in millions)	December 31, 2021	Provision	Cash Expenditures	Currency Change	September 30, 2022
Employee termination costs(1)	$3.4	$1.9	$(3.4)	$(0.2)	$1.7
Termination of lease agreements(2)	1.1	—	(0.9)	—	0.2
Other	—	0.4	(0.4)	—	—
Total restructuring liability	$4.5	$2.3	$(4.7)	$(0.2)	$1.9

(1)
We expect the remaining $1.7 million employee termination costs to be substantially paid in the next nine months.
(2)
We expect the remaining $0.2 million lease termination costs to be substantially paid in the next three months.

The summary of the activity in the restructuring liability for the nine months ended September 30, 2021, was as follows:

	Balance at			Non-cash Items /	Balance at
(in millions)	December 31, 2020	Provision	Cash Expenditures	Currency Change	September 30, 2021
Employee termination costs	$8.1	$3.8	$(8.0)	$(0.1)	$3.8
Termination of lease agreements	1.0	0.3	(0.9)	0.6	1.0
Other	0.2	0.1	(0.2)	(0.1)	—
Total restructuring liability	$9.3	$4.2	$(9.1)	$0.4	$4.8

10. Income Taxes

For the three months ended September 30, 2022, we recorded income tax expense of $4.1 million on loss before taxes of $64.6 million. This reflects no income tax benefit on the non-deductible goodwill impairment charge of $98.7 million. For the three months ended September 30, 2021, we recorded income tax expense of $10.0 million on income before taxes of $30.2 million. The $5.9 million decrease in tax expense compared to the prior year period was driven by the release of non-U.S. reserves for unrecognized tax benefits for which the time to assess has lapsed and by the merger of our Brazilian entities.

For the nine months ended September 30, 2022, we recorded income tax expense of $18.2 million on loss before taxes of $13.8 million. For the nine months ended September 30, 2021, we recorded an income tax expense of $5.8 million on income before taxes of $54.2 million. The $12.4 million increase in tax expense compared to the prior year period was driven by the tax benefit associated with the revaluation of deferred tax assets due to changes in the enacted statutory rates which was recorded in the prior year, and the increase in income before taxes, prior to the goodwill impairment of $98.7 million, during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.

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

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Because there is no settled legal precedent on which to base a definitive opinion as to whether we will ultimately prevail, we consider the outcome of these disputes to be uncertain. Since it is not more likely than not that we will prevail, in 2012, we recorded a reserve in the amount of $44.5 million (at December 31, 2012 exchange rates) in consideration of this contingency, of which $43.3 million was recorded as an adjustment to the purchase price and which included the 2007-2012 tax years plus penalties and interest through December 2012. Because the Brazilian courts have determined that we will have to pay the standard penalty of 75 percent if we do not prevail, we have used this assumption in the reserve calculation. We will continue to actively monitor administrative and judicial court decisions and evaluate their impact, if any, on our legal assessment of the ultimate outcome of our disputes. In addition, we will continue to accrue interest related to this contingency until such time as the outcome is known or until evidence is presented that we are more likely than not to prevail. During the nine months ended September 30, 2022 and 2021, we accrued additional interest as a charge to current income tax expense of $1.4 million and $0.4 million, respectively. At current exchange rates, our accrual through September 30, 2022, including tax, penalties and interest is $29.3 million (reported in "Other non-current liabilities").

11. Earnings per Share

Total outstanding shares as of September 30, 2022 and 2021, were 94.3 million and 95.7 million, respectively. Under our stock repurchase program, during each of the three and nine months ended September 30, 2022, we repurchased and retired zero and 2.7 million shares, respectively, and during each of the three and nine months ended September 30, 2021, we repurchased and retired zero shares. For the nine months ended September 30, 2022 and 2021, we acquired 0.3 million and 0.1 million shares, respectively, related to tax withholding for share-based compensation.

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

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The number of our weighted-average shares outstanding for the nine months ended September 30, 2022 and 2021 was as follows:

	Three months ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Weighted-average number of shares of common stock outstanding - basic	94.5	95.6	95.6	95.4
Stock options	—	0.2	—	0.1
Restricted stock units	—	1.5	—	1.5
Weighted-average shares and assumed conversions - diluted (1)	94.5	97.3	95.6	97.0

(1)
Due to the net loss during the three and nine months ended September 30, 2022, the denominator in the diluted earnings per share calculation does not include the effects of the stock awards for which the average market price for the period exceeds the exercise price, as it would result in a less dilutive computation. As a result, reporting diluted earnings per share for the three and nine months ended September 30, 2022 are the same as basic earnings per share.

Awards of potentially dilutive shares of common stock, which have exercise prices that were higher than the average market price during the period, are not included in the computation of dilutive earnings per share as their effect would have been anti-dilutive. For the three and nine months ended September 30, 2022, the number of anti-dilutive shares was approximately 10.1 million and 9.0 million, respectively. For each of the three and nine months ended September 30, 2021, the number of anti-dilutive shares was approximately 8.0 million.

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

Forward currency contracts are used to hedge foreign denominated inventory purchases for Europe, Australia, Canada, Japan and New Zealand, and are designated as cash flow hedges. Unrealized gains and losses on these contracts are deferred in Accumulated Other Comprehensive Income ("AOCI") until the contracts are settled and the underlying hedged transactions relating to inventory purchases are recognized, at which time the deferred gains or losses will be reported in the "Cost of products sold" line in the Consolidated Statements of Operations. As of September 30, 2022 and December 31, 2021, we had cash flow

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

foreign exchange contracts outstanding with a U.S. dollar equivalent notional value of $123.1 million and $130.6 million, respectively, which were designated as hedges.

Forward currency contracts used to hedge foreign denominated intercompany loans are not designated as hedging instruments. Gains and losses on these derivative instruments are recognized within "Other expense (income), net" in the Consolidated Statements of Operations and are largely offset by the change in the current translated value of the hedged item. The periods of the forward foreign exchange contracts correspond to the periods of the hedged transactions, with some relating to intercompany loans which extend beyond September 2023. As of September 30, 2022 and December 31, 2021, we had foreign exchange contracts outstanding with a U.S. dollar equivalent notional value of $118.7 million and $84.2 million, respectively, which were not designated as hedges.

The following table summarizes the fair value of our derivative financial instruments as of September 30, 2022 and December 31, 2021:

	Fair Value of Derivative Instruments
	Derivative Assets			Derivative Liabilities
(in millions)	Balance Sheet Location	September 30, 2022	December 31, 2021	Balance Sheet Location	September 30, 2022	December 31, 2021
Derivatives designated as hedging instruments:
Foreign exchange contracts	Other current assets	$11.7	$5.6	Other current liabilities	$—	$0.1
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current assets	0.7	0.7	Other current liabilities	1.5	0.6
Foreign exchange contracts	Other non-current assets	23.2	10.2	Other non-current liabilities	23.2	10.2
Total derivatives		$35.6	$16.5		$24.7	$10.9

The following tables summarize the pre-tax effect of our derivative financial instruments on the condensed consolidated financial statements for the three and nine months ended September 30, 2022 and 2021:

	The Effect of Derivative Instruments in Cash Flow Hedging Relationships on the Consolidated Financial Statements
	Amount of Gain (Loss) Recognized in AOCI (Effective Portion)		Location of (Gain) Loss Reclassified from AOCI to Income	Amount of (Gain) Loss Reclassified from AOCI to Income (Effective Portion)
	Three Months Ended September 30,			Three Months Ended September 30,
(in millions)	2022	2021		2022	2021
Cash flow hedges:
Foreign exchange contracts	$5.7	$3.9	Cost of products sold	$(4.3)	$(0.5)

	The Effect of Derivative Instruments in Cash Flow Hedging Relationships on the Consolidated Financial Statements
	Amount of Gain (Loss) Recognized in AOCI (Effective Portion)		Location of (Gain) Loss Reclassified from AOCI to Income	Amount of (Gain) Loss Reclassified from AOCI to Income (Effective Portion)
	Nine Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2022	2021		2022	2021
Cash flow hedges:
Foreign exchange contracts	$14.8	$7.3	Cost of products sold	$(10.1)	$2.3

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

	The Effect of Derivatives Not Designated as Hedging Instruments on the Consolidated Statements of Operations
	Location of (Gain) Loss Recognized in Income on Derivatives	Amount of (Gain) Loss Recognized in Income		Amount of (Gain) Loss Recognized in Income
		Three months ended September 30,		Nine Months Ended September 30,
(in millions)		2022	2021	2022	2021
Foreign exchange contracts	Other expense, net	$(2.6)	$0.3	$(6.3)	$0.3

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

We have determined that our financial assets and liabilities described in "Note 12. Derivative Financial Instruments" are Level 2 in the fair value hierarchy. The following table sets forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2022 and December 31, 2021:

(in millions)	September 30, 2022	December 31, 2021
Assets:
Forward currency contracts	$35.6	$16.5
Liabilities:
Forward currency contracts	$24.7	$10.9

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

The fair values of cash and cash equivalents, notes payable to banks, accounts receivable and accounts payable approximate carrying amounts due principally to their short maturities. The carrying amount of total debt was $1,082.0 million and $1,006.7 million and the estimated fair value of total debt was $938.2 million and $1,002.3 million at September 30, 2022 and December 31, 2021, respectively. The fair values are determined from quoted market prices, where available, and from using current interest rates based on credit ratings and the remaining terms of maturity.

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

The following table provides a reconciliation of the beginning and ending balance of the contingent consideration for the nine months ended September 30, 2022:

(in millions)	Contingent Consideration
Balance at December 31, 2021	$36.8
Change in fair value	(9.0)
Other(1)	(0.8)
Payments	(27.0)
Balance at September 30, 2022	$—

(1)
During the third quarter we reached an agreement with the former owner of the Lucid Sound business to settle the Lucid Sound contingent earnout liability which we assumed in the PowerA acquisition. This settlement was included in other current liabilities and will be paid during the fourth quarter of 2022.

14. Accumulated Other Comprehensive Income (Loss)

AOCI is defined as net income (loss) and other changes in stockholders’ equity from transactions and other events from sources other than stockholders. The components of, and changes in, AOCI were as follows:

(in millions)	Derivative Financial Instruments	Foreign Currency Adjustments	Unrecognized Pension and Other Post-retirement Benefit Costs	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2021	$4.0	$(342.2)	$(197.3)	$(535.5)
Other comprehensive income (loss) before reclassifications, net of tax	10.5	(50.0)	21.5	(18.0)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	(7.1)	—	5.0	(2.1)
Balance at September 30, 2022	$7.4	$(392.2)	$(170.8)	$(555.6)

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The reclassifications out of AOCI for the three and nine months ended September 30, 2022 and 2021 were as follows:

	Three months ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Location on Income Statement
Gain (loss) on cash flow hedges:
Foreign exchange contracts	$4.3	$0.5	$10.1	$(2.3)	Cost of products sold
Tax (expense) benefit	(1.2)	(0.2)	(3.0)	0.6	Income tax expense
Net of tax	$3.1	$0.3	$7.1	$(1.7)
Defined benefit plan items:
Amortization of actuarial loss	$(2.0)	$(2.5)	$(6.3)	$(7.7)	(1)
Amortization of prior service cost	(0.1)	(0.1)	(0.2)	(1.7)	(1)
Total before tax	(2.1)	(2.6)	(6.5)	(9.4)
Tax benefit	0.5	0.7	1.5	2.3	Income tax expense
Net of tax	$(1.6)	$(1.9)	$(5.0)	$(7.1)

Total reclassifications for the period, net of tax	$1.5	$(1.6)	$2.1	$(8.8)

(1)
These AOCI components are included in the computation of net periodic benefit (income) cost for pension and post-retirement plans. See "Note 5. Pension and Other Retiree Benefits" for additional details.

15. Revenue Recognition

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

Service or Extended Maintenance Agreements ("EMAs"). As of December 31, 2021, there was $2.4 million of unearned revenue associated with outstanding EMAs, primarily reported in "Other current liabilities." During the three and nine months ended September 30, 2022, $1.4 million and $1.8 million of the unearned revenue was earned and recognized, respectively. As of September 30, 2022, the amount of unearned revenue from EMAs was $3.0 million. We expect to earn and recognize approximately $2.5 million of the unearned amount in the next 12 months and $0.5 million in periods beyond the next 12 months.

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present our net sales disaggregated by regional geography(1), by reporting business segments and our net sales disaggregated by the timing of revenue recognition for the three and nine months ended September 30, 2022 and 2021:

	Three months ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
United States	$221.8	$253.9	$684.7	$685.5
Canada	35.4	33.6	87.6	85.9
ACCO Brands North America	257.2	287.5	772.3	771.4

ACCO Brands EMEA(2)	130.3	161.1	424.3	475.0

Australia/N.Z.	32.8	35.3	89.0	96.8
Latin America	53.6	30.8	124.5	72.2
Asia-Pacific	11.7	12.0	38.1	39.6
ACCO Brands International	98.1	78.1	251.6	208.6
Net sales	$485.6	$526.7	$1,448.2	$1,455.0

(1) Net sales are attributed to geographic areas based on the location of the selling subsidiaries.

(2) ACCO Brands EMEA is comprised largely of Europe, but also includes export sales to the Middle East and Africa.

	Three months ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Product and services transferred at a point in time	$473.6	$515.4	$1,411.3	$1,416.0
Product and services transferred over time	12.0	11.3	36.9	39.0
Net sales	$485.6	$526.7	$1,448.2	$1,455.0

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

School notebooks, storage and organization products (binders, sheet protectors and indexes), computer and gaming accessories, laminating, shredding, writing and arts products, janitorial supplies, dry erase boards, and stapling and punching products.

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

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Net sales by reportable business segment for the three and nine months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
ACCO Brands North America	$257.2	$287.5	$772.3	$771.4
ACCO Brands EMEA	130.3	161.1	424.3	475.0
ACCO Brands International	98.1	78.1	251.6	208.6
Net sales	$485.6	$526.7	$1,448.2	$1,455.0

Operating income (loss) by business segment for the three and nine months ended September 30, 2022 and 2021 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
ACCO Brands North America	$(78.4)	$34.6	$(13.8)	$87.7
ACCO Brands EMEA	4.9	13.4	9.0	40.1
ACCO Brands International	17.3	7.3	27.8	10.7
Segment Operating (loss) income	(56.2)	55.3	23.0	138.5
Change in fair value of contingent consideration	2.2	(4.9)	9.0	(16.5)
Corporate	(9.0)	(11.8)	(32.8)	(34.6)
Operating (loss) income⁽¹⁾	(63.0)	38.6	(0.8)	87.4
Interest expense	12.1	11.2	32.6	36.0
Interest income	(2.6)	(0.6)	(6.2)	(1.2)
Non-operating pension income	(0.5)	(2.3)	(3.2)	(5.6)
Other (income) expense, net	(7.4)	0.1	(10.2)	4.0
(Loss) income before income tax	$(64.6)	$30.2	$(13.8)	$54.2

(1)
Operating income (loss) is defined as i) net sales; ii) less cost of products sold; iii) less selling, general and administrative expenses; iv) less amortization of intangibles; v) less restructuring charges; and vi) less change in the fair value of contingent consideration.

17. Commitments and Contingencies

Pending Litigation - Brazil Tax Assessments

In connection with our May 1, 2012, acquisition of the Mead C&OP business, we assumed all of the tax liabilities for the acquired foreign operations including Tilibra. For further information, see "Note 10. Income Taxes - Brazil Tax Assessments" for details on tax assessments issued by the FRD against Tilibra challenging the tax deduction of goodwill from Tilibra's taxable income for the years 2007 through 2010. If the FRD's initial position is ultimately sustained, payment of the amount assessed would materially and adversely affect our cash flow in the year of settlement.

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

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

challenges seeking to recover excess tax payments prior to March 15, 2017 and for any excess tax payments made after March 15, 2017.

Tilibra filed legal actions requesting recovery of these excess tax payments by way of future Tax Credits covering various time periods prior to March 15, 2017. Some of these cases have been finally decided in a court of law in favor of Tilibra, while others are still pending. Finalization of the remaining legal actions Tilibra has filed will result in additional Tax Credits of approximately $3.0 million.

Indústria Gráfica Foroni Ltda., in years prior to its acquisition by Tilibra, also filed a legal action in Brazil to recover these excess indirect tax payments and this legal action has been finalized. We are required under the quota purchase agreement to remit any recovered tax credits, less the applicable tax, to the former owners of Foroni to the extent they relate to a tax period prior to the acquisition date.

For the nine months ended September 30, 2022, we recorded Tax Credits of $11.1 million, which is included in “Other (income) expense, net", on our Consolidated Statements of Income. Finalizing the remaining legal actions Tilibra has filed will likely result in additional Tax Credits at some time in the future. The Tax Credits will be utilized against future tax obligations.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three and nine months ended September 30, 2022 and 2021 should be read in conjunction with the unaudited condensed consolidated financial statements of ACCO Brands Corporation and the accompanying notes contained therein.

Overview of the Company

ACCO Brands designs, manufactures, and markets well-recognized consumer, school, technology and office products. Our widely known brands include AT-A-GLANCE®, Barrilito®, Derwent®, Esselte®, Five Star®, Foroni®, GBC®, Hilroy®, Kensington®, Leitz®, Marbig®, Mead®, NOBO®, PowerA®, Quartet®, Rapid®, Rexel®, Swingline®, Tilibra®, and TruSens®. Approximately 70 percent of our 2021 net sales come from brands that occupy the No. 1 or No. 2 position in the product categories in which we compete. Our top 12 brands represented $1.5 billion of our 2021 net sales. We distribute our products through a wide variety of channels to ensure that our products are readily and conveniently available for purchase by consumers and other end-users, wherever they prefer to shop. These channels include mass retailers; e-tailers; discount, drug/grocery and variety chains; warehouse clubs; hardware and specialty stores; independent office product dealers; office superstores; wholesalers; contract stationers; technology specialty businesses; and our direct-to-consumer channel. Our products are sold primarily in the U.S., Europe, Australia, Canada, Brazil and Mexico.

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

Our most recent acquisition of PowerA in late 2020 allowed us to enter the attractive product category of third-party video gaming accessories, including controllers, power charging stations, and headsets. The addition of PowerA has meaningfully improved ACCO Brands' potential for sustained organic sales growth and profitability and reinforced our presence in the faster growing mass and e-commerce channels. The Company plans to expand this business internationally, particularly in Europe and Asia, adding to organic growth over the longer term. PowerA® and Kensington® are our largest and fastest growing brands.

Our leading product category positions provide the scale to invest in marketing and product innovation to drive sustainable profitable growth. We expect to grow in mature markets in the gaming, technology, and branded school and office categories. We also anticipate ongoing sales recovery as the level of office use and in person education continues to increase globally.

We generate strong operating cash flow and will continue to leverage our cost structure through acquisitions, synergies and productivity savings to drive long-term profit and operating cash flow improvement.

Overview of Performance

During the third quarter our net sales decreased $41.1 million, or 7.8 percent, including 5.7 percent from adverse foreign exchange. Comparable net sales decreased 2.1 percent. Price increases added 8.7 percent while volume declined 10.8 percent. Our EMEA and North America segments reported sales declines of 19.1 percent and 10.5 percent, respectively, which was partially offset by 25.6 percent sales growth in our International segment. Sales declines were due to lower demand from retailers being more cautious about replenishing their inventory and the challenging macroeconomic conditions in many countries, especially within EMEA.

In the third quarter, we reported an operating loss of $63.0 million, a $101.6 million decrease, compared with operating income of $38.6 million for the prior year's third quarter. The decline in operating results was primarily due to a non-cash goodwill impairment charge of $98.7 million for our North America reporting unit. Our operating results were also negatively affected by higher inflation that was not fully mitigated with price increases, lower volume, and adverse foreign exchange of $1.9 million, partially offset by lower incentive compensation expense. Gross margin declined 150 basis points reflecting the margin erosion from higher costs despite multiple price increases, which was particularly acute in EMEA.

We have been experiencing substantial levels of inflation in our cost of products. We have responded, and will continue to respond, by increasing selling prices more frequently than we have historically, but these increases continue to lag the cumulative impact of inflation. We expect inflationary pressures and supply chain disruptions to continue to impact our results for the remainder of the year.

Our operating cash flow for the first nine months was a use of cash of $9.6 million, compared to cash provided of $44.0 million in the prior year. Our operating cash flow is seasonal with a historic pattern of outflow in the first half followed by strong inflows in both quarters of the second half. We anticipate that seasonal flow pattern to be repeated again this year.

We have seen most foreign currencies significantly weaken against the U.S. dollar which has also adversely affected the sales, profitability and cash flow of our foreign operations which transact business in their local currency. We expect foreign currency fluctuations to continue to adversely impact our results. Approximately 53 percent of our net sales for the nine months ended September 30, 2022, were transacted in a currency other than the U.S. dollar. Additionally, we source approximately 60 percent of our products mainly from China, Vietnam and other Far Eastern countries using U.S. dollars.

Consolidated Results of Operations for the Three and Nine Months Ended September 30, 2022 and 2021

	Three Months Ended September 30,		Amount of Change			Nine Months Ended September 30,		Amount of Change
(in millions, except per share data)	2022	2021	$	%/pts		2022	2021	$	%/pts
Net sales	$485.6	$526.7	$(41.1)	(7.8)%		$1,448.2	$1,455.0	$(6.8)	(0.5)%
Cost of products sold	348.2	369.5	(21.3)	(5.8)%		1,041.2	1,018.2	23.0	2.3%
Gross profit	137.4	157.2	(19.8)	(12.6)%		407.0	436.8	(29.8)	(6.8)%
Gross profit margin	28.3%	29.8%		(1.5)	pts	28.1%	30.0%		(1.9)	pts
Selling, general and administrative expenses	93.9	101.8	(7.9)	(7.8)%		284.3	293.5	(9.2)	(3.1)%
SG&A% to net sales	19.3%	19.3%		—	pts	19.6%	20.2%		(0.6)	pts
Amortization of intangibles	9.9	11.6	(1.7)	(14.7)%		31.5	35.2	(3.7)	(10.5)%
Restructuring charges	0.1	0.3	(0.2)	(66.7)%		2.3	4.2	(1.9)	(45.2)%
Goodwill impairment	98.7	—	98.7	NM		98.7	—	98.7	NM
Change in fair value of contingent consideration	(2.2)	4.9	(7.1)	NM		(9.0)	16.5	(25.5)	NM
Operating (loss) income	(63.0)	38.6	(101.6)	NM		(0.8)	87.4	(88.2)	NM
Operating (loss) income margin	(13.0)%	7.3%		(20.3)	pts	(0.1)%	6.0%		(6.1)	pts
Interest expense	12.1	11.2	0.9	8.0%		32.6	36.0	(3.4)	(9.4)%
Interest income	(2.6)	(0.6)	(2.0)	NM		(6.2)	(1.2)	(5.0)	NM
Non-operating pension income	(0.5)	(2.3)	1.8	(78.3)%		(3.2)	(5.6)	2.4	(42.9)%
Other (income) expense, net	(7.4)	0.1	(7.5)	NM		(10.2)	4.0	(14.2)	NM
(Loss) income before income tax	(64.6)	30.2	(94.8)	NM		(13.8)	54.2	(68.0)	NM
Income tax expense	4.1	10.0	(5.9)	(59.0)%		18.2	5.8	12.4	213.8%
Effective tax rate	(6.3)%	33.1%		(39.4)	pts	(131.9)%	10.7%		(142.6)	pts
Net (loss) income	(68.7)	20.2	(88.9)	NM		(32.0)	48.4	(80.4)	NM
Weighted average number of diluted shares outstanding:	94.5	97.3	(2.8)	(2.9)%		95.6	97.0	(1.4)	(1.4)%
Diluted (loss) income per share	$(0.73)	$0.21	$(0.94)	NM		$(0.33)	$0.50	$(0.83)	NM
Comparable net sales (Non-GAAP)⁽¹⁾	$515.5	$526.7	$(11.2)	(2.1)%		$1,516.6	$1,455.0	$61.6	4.2%

(1)
See reconciliation to GAAP, contained in Part I, Item 2. "Supplemental Non-GAAP Financial Measure."

Net Sales

For the three months ended September 30, 2022, our net sales decreased $41.1 million, or 7.8 percent, including $29.9 million, or 5.7 percent, from adverse foreign exchange. Comparable net sales decreased 2.1 percent. The sales decline was driven by lower volume, which was down 10.8 percent, due to lower demand from retailers being more cautious about replenishing their inventory as well as challenging macroeconomic conditions in many countries, especially within EMEA. The volume decline was partially offset by price increases which added 8.7 percent and volume growth in our International segment.

For the nine months ended September 30, 2022, net sales decreased $6.8 million, or 0.5 percent, including $68.4 million, or 4.7 percent, from adverse foreign exchange. Comparable net sales increased 4.2 percent. The sales decline was driven by lower volume which was down 3.6 percent, partially offset by higher prices which added 7.8 percent. The decline in volume was driven by lower demand, the challenging macroeconomic conditions within our EMEA segment, and lower sales of gaming accessories in our North America segment. This was partially offset by increased volume in our International segment, primarily in Latin America from a return to in-person education.

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

For the three months ended September 30, 2022, cost of products sold decreased $21.3 million, or 5.8 percent, as inflationary cost increases related to logistics, purchased finished goods and raw materials were more than offset by lower volume. Foreign exchange reduced cost of products sold $22.1 million, or 6.0 percent.

For the nine months ended September 30, 2022, cost of products sold increased $23.0 million, or 2.3 percent, primarily due to inflation related to logistics, purchased finished goods and raw materials. Foreign exchange reduced cost of products sold $50.8 million, or 5.0 percent.

Gross Profit

For the three months ended September 30, 2022, gross profit decreased $19.8 million, or 12.6 percent. Gross profit margin declined 150 basis points. The reduction in gross profit and gross profit margin is primarily due to the cumulative incremental inflationary costs exceeding our sales price increases, and lower volume. Foreign exchange reduced gross profit $7.8 million, or 5.0 percent.

For the nine months ended September 30, 2022, gross profit decreased $29.8 million, or 6.8 percent. Gross profit margin decreased 190 basis points. The reduction in gross profit and gross profit margin is primarily due to the cumulative incremental inflationary costs exceeding our sales price increases, which was partially offset by a $3.0 million step-up charge related to the acquisition of PowerA which did not repeat. Foreign exchange reduced gross profit $17.6 million, or 4.0 percent.

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

For the three months ended September 30, 2022, SG&A decreased $7.9 million, or 7.8 percent, primarily due to the favorable impact of foreign exchange which reduced SG&A by $5.4 million, or 5.3 percent. Excluding foreign exchange, expenses were slightly down with lower administrative expense, including lower incentive compensation costs, partially offset by increased sales and marketing expense. SG&A as a percentage of net sales was flat.

For the nine months ended September 30, 2022, SG&A decreased $9.2 million, or 3.1 percent, primarily due to the favorable impact of foreign exchange which reduced SG&A by $12.2 million, or 4.2 percent. Excluding foreign exchange, expenses were slightly up due to increased sales and marketing expense and $0.8 million of additional operating expenses related to our Russian business. SG&A as a percentage of net sales decreased due to a higher rate of cost reduction on lower sales.

Restructuring Charges

For the three and nine months ended September 30, 2022, restructuring expense decreased $0.2 million and $1.9 million, respectively compared to prior year. Cost reduction programs in the prior year were primarily related to severance costs in North America.

Change in Fair Value of Contingent Consideration

For the three and nine months ended September 30, 2022, the change in fair value of contingent consideration related to the earnout for the PowerA acquisition was a favorable change of $7.1 million and $25.5 million, respectively, due to the reversal of prior period accruals. The PowerA operations have been adversely impacted by a combination of factors that have reduced the expected financial results for the current year. We expect no additional earnout payments will be made.

Goodwill Impairment

For the three and nine months ended September 30, 2022, we recorded a non-cash goodwill impairment charge of $98.7 million for our North America reporting unit. Our goodwill balance could be at risk of further impairment if operating performance does not improve as expected.

See "Note 8. Goodwill and Identifiable Intangible Assets" for more information.

Operating (Loss) Income

For the three months ended September 30, 2022, operating loss was $63.0 million compared to operating income of $38.6 million in the prior year, primarily due to the non-cash goodwill impairment charge of $98.7 million for our North America reporting unit. The decrease of $101.6 million also reflects lower gross profit, partially offset by a favorable change in our contingent earnout expense, lower SG&A expense, and a decrease in amortization of $1.7 million. Adverse foreign exchange reduced operating income by $1.9 million.

For the nine months ended September 30, 2022, operating loss was $0.8 million compared to operating income of $87.4 million in the prior year, primarily due to the non-cash goodwill impairment charge of $98.7 million for our North America reporting unit. The decrease of $88.2 million also included the favorable change in our contingent earnout expense, a decrease in amortization of $3.7 million, a decrease in restructuring expense of $1.9 million, and the decrease of SG&A expense. Adverse foreign exchange reduced operating income by $4.1 million.

Interest Expense

For the nine months ended September 30, 2022, the decrease in interest expense of $3.4 million was primarily due to lower outstanding debt.

Other (Income) Expense, Net

For the three months ended September 30, 2022, other (income) expense, net increased $7.5 million due to an increase in Brazilian operating tax credits of $7.3 million in the current year compared to the prior year.

For the nine months ended September 30, 2022, other (income) expense, net increased $14.2 million primarily due to charges of $13.5 million related to the refinancing of our debt in the prior year's first half that did not recur, and an increase in Brazilian operating tax credits of $2.0 million in the current year compared to the prior year.

Income Tax Expense

For the three months ended September 30, 2022, we recorded income tax expense of $4.1 million on a loss before taxes of $64.6 million. This reflects no income tax benefit on the non-deductible goodwill impairment charge of $98.7 million. This compared with an income tax expense of $10.0 million on income before taxes of $30.2 million for the three months ended September 30, 2021.

For the nine months ended September 30, 2022, we recorded income tax expense of $18.2 million on a loss before taxes of $13.8 million. This reflects no income tax benefit on the non-deductible goodwill impairment charge of $98.7 million. This compared with an income tax expense of $5.8 million on income before taxes of $54.2 million for the nine months ended September 30, 2021.

See "Note 10. Income Taxes" for more information.

Net (Loss) Income/Diluted (Loss) Income per Share

For the three months ended September 30, 2022, net loss was $68.7 million compared to net income of $20.2 million in the prior year, primarily due to the non-cash goodwill impairment charge of $98.7 million, partly offset by higher operating tax credits in Brazil and a lower tax rate.

For the nine months ended September 30, 2022, net loss was $32.0 million compared to net income of $48.4 million in the prior year, primarily due to the non-cash goodwill impairment charge of $98.7 million, partly offset by the non-repeat of prior year debt refinancing expenses and higher operating tax credits in Brazil.

Segment Net Sales and Operating (Loss) Income for the Three and Nine Months Ended September 30, 2022 and 2021

ACCO Brands North America

	Three Months Ended September 30,		Amount of Change		Nine Months Ended September 30,		Amount of Change
(in millions)	2022	2021	$	%/pts	2022	2021	$	%/pts
Net sales	$257.2	$287.5	$(30.3)	(10.5)%	$772.3	$771.4	$0.9	0.1%
Segment operating (loss) income⁽¹⁾	(78.4)	34.6	(113.0)	NM	(13.8)	87.7	(101.5)	NM
Segment operating (loss) income margin	-30.5%	12.0%		NM	-1.8%	11.4%		NM
Comparable net sales (Non-GAAP)⁽²⁾	$258.5	$287.5	$(29.0)	(10.0)%	$775.0	$771.4	$3.6	0.5%

(1)
Segment operating income excludes corporate costs. See "Part I, Item 1. Note 16. Information on Business Segments," for a reconciliation of total "Segment operating (loss) income" to "(Loss) income before income tax."
(2)
See reconciliation to GAAP contained in Part I, Item 2. "Supplemental Non-GAAP Financial Measure."

FX Impact vs US$	2022 3rd QTR Avg vs. 2021 3rd QTR Avg	2022 YTD Avg vs. 2021 YTD Avg
Currency	Increase/(Decline)	Increase/(Decline)
Canadian dollar	(3)%	(2)%

For the three months ended September 30, 2022, net sales decreased $30.3 million, or 10.5 percent. Lower volume of $45.2 million, or 15.7 percent, was primarily due to lower demand from retailers being more cautious about replenishing their inventory, and lower sales of gaming accessories which continue to be impacted by semiconductor chip shortages and lower industry-wide demand. The lower volume was partially offset by price increases which added $16.1 million, or 5.6 percent, and higher sales of computer accessories.

For the nine months ended September 30, 2022, net sales increased $0.9 million, or 0.1 percent. Sales price increases added $49.5 million, or 6.4 percent, and were partly offset by decreased volume of $46.0 million, or 6.0 percent. The volume decline is primarily due to lower sales of gaming accessories reflecting the continued impact of semiconductor chip shortages and lower industry-wide demand. The lower sales of gaming accessories were partly offset by increases in sales of business and school products and computer accessories.

For the three months ended September 30, 2022, operating loss was $78.4 million compared to operating income of $34.6 million, primarily due to the non-cash goodwill impairment charge of $98.7 million. The decrease in operating results and operating margin was also impacted by lower sales volume, and higher inflation on purchased finished goods and transportation, and increased sales and marketing expense.

For the nine months ended September 30, 2022, operating loss was $13.8 million compared to operating income of $87.7 million, primarily due to the non-cash goodwill impairment charge of $98.7 million. The decrease in operating results and operating margin was also impacted by lower sales volume, which was partly offset by lower restructuring charges of $1.6 million. The prior period also included $3.0 million of inventory step-up related to PowerA which did not repeat.

ACCO Brands EMEA

	Three Months Ended September 30,		Amount of Change			Nine Months Ended September 30,		Amount of Change
(in millions)	2022	2021	$	%/pts		2022	2021	$	%/pts
Net sales	$130.3	$161.1	$(30.8)	(19.1)%		$424.3	$475.0	$(50.7)	(10.7)%
Segment operating income⁽¹⁾	4.9	13.4	(8.5)	(63.4)%		9.0	40.1	(31.1)	(77.6)%
Segment operating income margin	3.8%	8.3%		-4.6	pts	2.1%	8.4%		-6.3	pts
Comparable net sales (Non-GAAP)⁽²⁾	$154.4	$161.1	$(6.7)	(4.1)%		$480.6	$475.0	$5.6	1.2%

(1)
Segment operating income excludes corporate costs. See "Part I, Item 1. Note 16. Information on Business Segments," for a reconciliation of total "Segment operating (loss) income" to "(Loss) income before income tax."
(2)
See reconciliation to GAAP contained in Part I, Item 2. "Supplemental Non-GAAP Financial Measure."

FX Impact vs US$	2022 3rd QTR Avg vs. 2021 3rd QTR Avg	2022 YTD Avg vs. 2021 YTD Avg
Currency	Increase/(Decline)	Increase/(Decline)
Euro	(15)%	(11)%
Swedish krona	(18)%	(14)%
British pound	(15)%	(9)%

For the three months ended September 30, 2022, net sales decreased $30.8 million, or 19.1 percent, including $24.1 million, or 15.0 percent, from adverse foreign exchange. Comparable net sales decreased due to lower volume of $25.7 million, or 16.0 percent, partially offset by price increases which added $19.1 million, or 11.9 percent. In Europe, the current energy crisis and higher inflation have created a challenging macroeconomic environment that has negatively impacted the segment's sales.

For the nine months ended September 30, 2022, net sales decreased $50.7 million, or 10.7 percent, including $56.3 million, or 11.9 percent of adverse foreign exchange. Comparable net sales increased mainly due to price increases which added $42.6 million, or 9.0 percent, but were partly offset by lower volume of $36.9 million, or 7.8 percent, primarily from decreased sales of business products driven by a challenging macroeconomic environment.

For the three months ended September 30, 2022, the operating income decrease of $8.5 million, or 63.4 percent, includes adverse foreign exchange of $1.2 million, or 9.0 percent. Operating income and operating margin were negatively impacted by lower sales volume, negative fixed cost leverage, and cost inflation that exceeded the benefit of price increases. Cost increases in EMEA have been higher than in our other segments primarily due to significant inflation in locally sourced raw materials and transportation costs. We expect inflationary pressures and unfavorable foreign currency impacts to continue for the remainder of the year. Consequently, additional price increases have been and will continue to be taken as necessary.

For the nine months ended September 30, 2022, the operating income decrease of $31.1 million, or 77.6 percent, includes $2.4 million, or 6.0 percent, of adverse foreign exchange. Operating income and operating margin decreased substantially due to cost inflation that exceeded the benefit of price increases, and lower volume.

ACCO Brands International

	Three Months Ended September 30,		Amount of Change			Nine Months Ended September 30,		Amount of Change
(in millions)	2022	2021	$	%/pts		2022	2021	$	%/pts
Net sales	$98.1	$78.1	$20.0	25.6%		$251.6	$208.6	$43.0	20.6%
Segment operating income⁽¹⁾	17.3	7.3	10.0	137.0%		27.8	10.7	17.1	159.8%
Segment operating income margin	17.6%	9.3%		8.3	pts	11.0%	5.1%		5.9	pts
Comparable net sales (Non-GAAP)⁽²⁾	$102.6	$78.1	$24.5	31.4%		$261.0	$208.6	$52.4	25.1%

(1)
Segment operating income excludes corporate costs. See "Part I, Item 1. Note 16. Information on Business Segments," for a reconciliation of total "Segment operating (loss) income" to "(Loss) income before income tax."
(2)
See reconciliation to GAAP contained in Part I, Item 2. "Supplemental Non-GAAP Financial Measure."

FX Impact vs US$	2022 3rd QTR Avg vs. 2021 3rd QTR Avg	2022 YTD Avg vs. 2021 YTD Avg
Currency	Increase/(Decline)	Increase/(Decline)
Brazilian real	(0)%	4%
Australian dollar	(7)%	(7)%
Mexican peso	(1)%	(1)%
Japanese yen	(21)%	(14)%

For the three months ended September 30, 2022, net sales increased $20.0 million, or 25.6 percent, including adverse foreign exchange of $4.5 million, or 5.8 percent. Comparable net sales increased due to increased volume of $13.9 million, or 17.8 percent, due to a return to in-person education, particularly in Latin America, and higher prices which added $10.6 million or 13.6 percent.

For the nine months ended September 30, 2022, net sales increased $43.0 million, or 20.6 percent, including adverse foreign exchange of $9.4 million, or 4.5 percent. Comparable net sales increased primarily due to increased volume of $30.4 million, or 14.6 percent, due to a return to in-person education, particularly in Latin America, and price increases which added $22.0 million, or 10.6 percent.

For the three months ended September 30, 2022, operating income increased $10.0 million, or 137.0 percent. The $10.0 million increase in operating income and improved operating margin were due to higher sales, improved expense leverage, a reduction of bad debt expense, and a reduction in operating tax reserves. Foreign exchange decreased operating income $0.6 million.

For the nine months ended September 30, 2022, operating income increased $17.1 million, or 159.8 percent. The $17.1 million increase in operating income and improved operating margin were due to higher sales, the benefit of long-term cost reductions, and reductions in the reserves for operating taxes, bad debts, and obsolete inventory. Foreign exchange reduced operating income $1.4 million.

Liquidity and Capital Resources

Our primary liquidity needs are to support our working capital requirements, service indebtedness and fund capital expenditures, dividends and acquisitions. Our principal sources of liquidity are cash flows from operating activities, cash and cash equivalents held and seasonal borrowings under our $600 million multi-currency revolving credit facility (the "Revolving Facility"). As of September 30, 2022, there was $173.9 million in borrowings outstanding under the Revolving Facility ($4.9 million reported in "Current portion of long-term debt" and $169.0 million reported in "Long-term debt, net"), and the amount available for borrowings was $417.1 million (allowing for $9.0 million of letters of credit outstanding on that date). We had $78.0 million in cash on hand. We maintain adequate financing arrangements at market rates.

As of September 30, 2022, our Consolidated Leverage Ratio was approximately 3.91 to 1.00 versus our maximum covenant of 4.00 to 1.00. We have no debt maturities before March 2026.

Our near-term use of cash will be to fund our dividend and reduce debt. Our long-term strategy remains to deploy cash to fund dividends, reduce debt, make acquisitions and repurchase stock.

During the second quarter of 2022, we made a contingent payment of $27.0 million related to the acquisition of PowerA.

The $507.0 million of debt currently outstanding under our senior secured credit facilities has a weighted average interest rate of 4.02 percent as of September 30, 2022, and the $575.0 million outstanding principal amount of our senior unsecured notes due 2029 has a fixed interest rate of 4.25 percent.

Effective November 7, 2022, we entered into an amendment to our bank credit agreement, which increases our maximum Consolidated Leverage Ratio financial covenant, beginning with the fourth quarter of 2022 through December 2023 and the first and second quarters of each year thereafter, and favorably amends several other items.

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

The restructuring provision was $0.1 million and $2.3 million for the three and nine months ended September 30, 2022, respectively, primarily related to the Company's cost reduction programs representing expected severance costs mainly in North America. Additional charges were also taken in EMEA. For additional details, see "Note 9. Restructuring" to the condensed consolidated financial statements contained in "Part I, Item 1. Financial Information" of this Quarterly Report on Form 10-Q.

Cash Flow for the Nine Months Ended September 30, 2022 and 2021

Cash Flow from Operating Activities

Cash used by operating activities during the nine months ended September 30, 2022 was $9.6 million, an increase in cash used of $53.6 million compared to cash provided by operating activities of $44.0 million during the prior year's first nine months. The increase in cash used by operating activities was primarily driven by lower net income of $80.4 million, partially offset by non-cash add backs of $57.4 million, primarily driven by a goodwill impairment charge and a decrease in the PowerA contingent earnout. Cash used was also up due to higher annual incentive payments of $28.4 million, a contingent earnout payment of $9.2 million, and an increase in cash used for customer programs and income taxes, partially offset by lower investments in net working capital of $26.5 million.

The table below shows our cash flow used or provided by the components of net working capital for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended
(in millions)	September 30, 2022	September 30, 2021	Amount of Change
Accounts receivable	$48.8	$(18.3)	$67.1
Inventories	(20.9)	(116.2)	95.3
Accounts payable	(80.8)	55.1	(135.9)
Cash flow used by net working capital	$(52.9)	$(79.4)	$26.5

•
Accounts receivable was a source of cash of $48.8 million during the nine months ended September 30, 2022, a favorable change of $67.1 million compared to a use of cash of $18.3 million during the nine months ended September 30, 2021. The $67.1 million favorable change was due to increased recovery of past due accounts and increased collections on a higher level of accounts receivable, primarily because the prior year included minimal collections related to gaming accessories as we did not purchase the outstanding accounts receivable at the closing of the acquisition of PowerA.

•
Inventories was a use of cash of $20.9 million during the nine months ended September 30, 2022, a favorable change of $95.3 million when compared with the $116.2 million cash used during the nine months ended September 30, 2021. The favorable change was primarily driven by a reduction in inventory levels when compared to the prior year during which significant safety stock was purchased to mitigate supply chain issues.
•
Accounts payable was a use of cash of $80.8 million during the nine months ended September 30, 2022, an unfavorable change of $135.9 million when compared to a source of cash of $55.1 million during the nine months ended September 30, 2021. The $135.9 million unfavorable change was due to increased payments on a higher level of accounts payable, driven by higher accounts payable at the end of the prior year primarily associated with the timing of inventory purchases noted above, and increased accounts payable related to gaming accessories.

Cash Flow from Investing Activities

Cash used by investing activities was $11.6 million and cash provided by investing activities was $1.5 million for the nine months ended September 30, 2022 and 2021, respectively. Cash used for capital expenditures was down by $2.1 million. Cash provided by acquisitions decreased by $15.4 million primarily because the prior year period included a working capital adjustment received from the seller of PowerA that did not recur.

Cash Flow from Financing Activities

Cash provided by financing activities was $58.3 million for the nine months ended September 30, 2022, an increase of $80.8 million, compared with cash used of $22.5 million by financing activities during the first nine months of the prior year. The increase of $80.8 million primarily relates to an increase in cash provided by our incremental net borrowings of $100.3 million during the first nine months of 2022, compared to the prior year's first nine months. In addition, there were cash outflows of $20.3 million related to our debt refinancing during the first nine months of 2021. Partly offsetting the cash provided by financing activities was uses of cash for share repurchases of $19.4 million, and a contingent earnout payment of $17.8 million.

Credit Facilities and Notes Covenants

As of September 30, 2022, our Consolidated Leverage Ratio was approximately 3.91 to 1.00 versus our maximum covenant of 4.00 to 1.00.

Guarantees and Security

Generally, obligations under the Credit Agreement are guaranteed by certain of the Company’s existing and future subsidiaries, and are secured by substantially all of the Company’s and certain guarantor subsidiaries’ assets, subject to certain exclusions and limitations.

Supplemental Non-GAAP Financial Measure

To supplement our condensed consolidated financial statements presented in accordance with generally accepted accounting principles in the U.S. ("GAAP"), we provide investors with certain non-GAAP financial measures, including comparable sales. Comparable sales represent net sales excluding the impact of material acquisitions and with current-period foreign operation sales translated at prior-year currency rates. We sometimes refer to comparable sales as comparable net sales.

We use comparable sales both to explain our results to stockholders and the investment community and in the internal evaluation and management of our business. We believe comparable sales provide management and investors with a more complete understanding of our underlying operational results and trends, facilitate meaningful period-to-period comparisons and enhance an overall understanding of our past and future financial performance. Comparable sales should not be considered in isolation or as a substitute for, or superior to, GAAP net sales and should be read in connection with the Company's financial statements presented in accordance with GAAP.

The following tables provide a reconciliation of GAAP net sales change as reported to non-GAAP comparable sales change:

	Comparable Net Sales - Three Months Ended September 30, 2022
		Non-GAAP
	GAAP	Currency	Comparable
(in millions)	Net Sales	Translation	Net Sales
ACCO Brands North America	$257.2	$(1.3)	$258.5
ACCO Brands EMEA	130.3	(24.1)	154.4
ACCO Brands International	98.1	(4.5)	102.6
Total	$485.6	$(29.9)	$515.5

	Amount of Change - Three Months Ended September 30, 2022 compared to the Three Months Ended September 30, 2021
	$ Change - Net Sales
		Non-GAAP
	GAAP		Comparable
	Net Sales	Currency	Net Sales
(in millions)	Change	Translation	Change
ACCO Brands North America	$(30.3)	$(1.3)	$(29.0)
ACCO Brands EMEA	(30.8)	(24.1)	(6.7)
ACCO Brands International	20.0	(4.5)	24.5
Total	$(41.1)	$(29.9)	$(11.2)

	% Change - Net Sales
		Non-GAAP
	GAAP		Comparable
	Net Sales	Currency	Net Sales
	Change	Translation	Change
ACCO Brands North America	(10.5)%	(0.5)%	(10.0)%
ACCO Brands EMEA	(19.1)%	(15.0)%	(4.1)%
ACCO Brands International	25.6%	(5.8)%	31.4%
Total	(7.8)%	(5.7)%	(2.1)%

	Comparable Net Sales - Nine Months Ended September 30, 2022
		Non-GAAP
	GAAP	Currency	Comparable
(in millions)	Net Sales	Translation	Net Sales
ACCO Brands North America	$772.3	$(2.7)	$775.0
ACCO Brands EMEA	424.3	(56.3)	480.6
ACCO Brands International	251.6	(9.4)	261.0
Total	$1,448.2	$(68.4)	$1,516.6

	Amount of Change - Nine Months Ended September 30, 2022 compared to the Nine Months Ended September 30, 2021
	$ Change - Net Sales
		Non-GAAP
	GAAP		Comparable
	Net Sales	Currency	Net Sales
(in millions)	Change	Translation	Change
ACCO Brands North America	$0.9	$(2.7)	$3.6
ACCO Brands EMEA	(50.7)	(56.3)	5.6
ACCO Brands International	43.0	(9.4)	52.4
Total	$(6.8)	$(68.4)	$61.6

	% Change - Net Sales
		Non-GAAP
	GAAP		Comparable
	Net Sales	Currency	Net Sales
	Change	Translation	Change
ACCO Brands North America	0.1%	(0.4)%	0.5%
ACCO Brands EMEA	(10.7)%	(11.9)%	1.2%
ACCO Brands International	20.6%	(4.5)%	25.1%
Total	(0.5)%	(4.7)%	4.2%

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk" of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes to Foreign Exchange Risk Management or Interest Rate Risk Management in the quarter ended September 30, 2022 or through the date of this report.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision of the Chief Executive Officer and the Chief Financial Officer, and with the participation of our Disclosure Committee, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2022.

(b) Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are various claims, lawsuits and pending actions against us incidental to our operations, including the income tax assessments against our Brazilian subsidiary, Tilibra Produtos de Papelaria Ltda (the "Brazil Tax Assessments"), which is more fully described in "Part I, Item 1. Note 10. Income Taxes, Brazil Tax Assessments to the Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

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

Sales of our products have been, and we expect they will continue to be, adversely affected by factors that influence discretionary spending by our customers and consumers during periods of economic uncertainty or weakness.

Our business depends on discretionary spending, and, as a result, our performance is highly dependent on consumer and business confidence and the health of the economies in the countries in which we operate. Discretionary spending and the overall health of the economies in the countries in which we operate is affected by many factors outside of the Company’s control. During periods of economic uncertainty or weakness, our reseller customers often reduce inventories both to reduce their own working capital investments and because demand for our products decreases as customers and consumers switch to private label and other branded and/or generic products that compete on price and quality, or forgo purchases altogether. Overall, adverse economic conditions and sustained periods of economic uncertainty or weakness in one or more of the geographic markets in which we operate, whatever the cause, have negatively affected, and we expect will continue to negatively affect, our sales and profitability, results of operations, cash flow and financial condition.

Impairment of goodwill and indefinite-lived intangible assets have had, and could in the future have, a material adverse effect on our financial results.

We have approximately $1.5 billion of goodwill and other specifically identifiable intangible assets as of September 30, 2022. During the third quarter of 2022, we recorded a $98.7 million non-cash goodwill impairment charge related to our North America reporting unit which resulted in the Company recording a net loss of $68.7 million for the quarter. Future events may occur that could adversely affect the reported value, or fair value, of our intangible assets that would require future impairment charges which negatively impact our financial results. Such events may include, but are not limited to, strategic decisions made in response to changes in economic and competitive conditions, the impact of the economic environment on our sales and customer base, the unfavorable resolution of litigation, a material adverse change in our relationship with significant customers, or a sustained decline in our stock price. We continue to evaluate the impact of developments from our reporting units to assess whether impairment indicators are present. See also "Note 10. Goodwill and Identifiable Intangible Assets" to the consolidated financial statements contained in Part II, Item 8. of our Annual Report on Form 10-K for the year ended December 31, 2021 and “Note 8. Goodwill and Identifiable Intangible Assets” to the condensed consolidated financial statements contained in Part I, Item 1. of this report.

Our operating results have been, and continue to be, adversely affected by changes in the cost or availability of raw materials, transportation, labor, and other necessary supplies and services, including the cost of finished goods.

The price and availability of raw materials, transportation, labor, and other necessary supplies and services used in our business, as well as the cost of finished goods, can be volatile due to numerous factors beyond our control, including general economic and competitive conditions, and political instability, war and other geopolitical tensions. The ongoing global imbalance between the supply and demand for commodities, component parts, transportation and labor have impacted their availability and increased their cost. This has been exacerbated by the war in Ukraine which has also impacted the cost and availability of energy in EMEA. We have experienced and anticipate that we will continue to experience cost increases from our suppliers of raw materials, component parts and purchased finished goods as well as increased labor, energy and commodity costs in our own facilities. In particular, we are experiencing a significant increase in cost as well as limited availability of certain commodity paper which is used in our school and office products in both North America and Brazil which we expect to continue. Our third-party manufacturers are also affected by these inflationary pressures which has, in turn, resulted in an increase in the amount we pay for finished goods. Additionally, the disruptions in the global supply chain noted above have resulted in increased logistics costs and have affected the availability of imported products, raw materials and component parts we use in our domestic manufacturing.

During periods of rising costs, we manage this volatility through a variety of actions, including targeted advance or periodic purchases, future delivery purchases, long-term contracts, sales price increases and the use of certain derivative instruments. We have implemented price increases, and plan to implement additional price increases in 2023, in an effort to offset the inflationary and supply-chain related cost increases noted above which have and continue to negatively impacting our margins and overall profitability. To date, we have not been able to raise prices fast enough to effectively mitigate the adverse impact of these cost increases on our margins and there can be no assurance that we will be able to do so. Additionally, we have lost, and may continue to lose, sales as a result of lack of product availability or due to increasing our selling prices to our customers as we seek to offset these cost increases. We have also seen customers and consumers purchase lower cost products which generate lower margins due to our price increases. Lastly, when these costs decline, customer insistence on lower prices will likely result in lower sales prices, absent other mitigating circumstances and, to the extent we have existing inventory, may result in lower margins.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not applicable.

(b) Not applicable.

(c) Common Stock Purchases

The following table provides information about our purchases of equity securities during the quarter ended September 30, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
July 1, 2022 to July 31, 2022	—	$—	—	$105,645,579
August 1, 2022 to August 31, 2022	—	—	—	105,645,579
September 1, 2022 to September 30, 2022	—	—	—	105,645,579
Total	—	$—	—	$105,645,579

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

Date: November 8, 2022