Form 10-K
period 2022-12-31
ACCO BRANDS Corp
filed 2023-02-24
CIK 712034

12

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________________________________________

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

As of June 30, 2022, the aggregate market value of the shares of Common Stock held by non-affiliates of the registrant was approximately $599.1 million. As of February 16, 2023, the registrant had outstanding 94,512,541 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be issued in connection with registrant’s annual stockholders' meeting expected to be held on May 16, 2023 are incorporated by reference into Part III of this report.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Annual Report on Form 10-K other than statements of historical fact, particularly those anticipating future financial performance, business prospects, growth, operating strategies and similar matters, results of operations, liquidity and financial condition, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the beliefs and assumptions of management based on information available to us at the time such statements are made. These statements, which are generally identifiable by the use of the words "will," "believe," "expect," "intend," "anticipate," "estimate," "forecast," "project," "plan," and similar expressions, are subject to certain risks and uncertainties, are made as of the date hereof, and we undertake no duty or obligation to update them. Because actual results may differ materially from those suggested or implied by such forward-looking statements, you should not place undue reliance on them when deciding whether to buy, sell or hold the Company's securities.

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

PART I

ITEM 1. BUSINESS

As used in this Annual Report on Form 10-K for the fiscal year ended December 31, 2022, the terms "ACCO Brands," "ACCO," the "Company," "we," "us," and "our" refer to ACCO Brands Corporation, a Delaware corporation incorporated in 2005, and its consolidated domestic and international subsidiaries.

For a description of certain factors that may have had, or may in the future have, a significant impact on our business, results of operations or financial condition, see "Part I. Item 1A. Risk Factors" of this report.

Overview of the Company

ACCO Brands is a leading global consumer, technology and business branded products company, providing well-known brands and innovative product solutions used in schools, homes and at work. Approximately 73 percent of our net sales come from brands that are in the No. 1 or No. 2 position in the product categories in which we compete. Our top 12 brands represented approximately $1.5 billion of our 2022 net sales. Through our transformation strategy we have successfully increased the mix of our sales to higher growth product categories and sales channels including retail and mass merchants, e-tailers, and technology specialists. We have an experienced management team with a proven ability to grow brands, integrate acquisitions, manage seasonal businesses, run lean organizations and navigate challenging environments. Our products are sold primarily in the U.S., Europe, Australia, Canada, Brazil and Mexico.

Note: Artline® in Australia/N.Z. only

Business Strategy

The Company is currently executing a transformation strategy that will enable us to achieve long-term sustainable organic growth and profit improvement. Our key strategic priorities are to:

•
Drive sustainable organic sales growth by focusing on innovative new product development, strengthening our brand positioning, and increasing our presence in faster growing sales channels.
•
Use our strong brand recognition and supply chain expertise to expand relationships with new and existing customers.
•
Improve operating margins by introducing higher margin product offerings, rationalizing product assortments, improving operating productivity, and leveraging SG&A costs.
•
Manage declining and commoditized product categories, which remain important profit and cash generators.

Through this strategy we have shaped and expanded our product portfolio, focusing on innovative consumer and end-user products for use in schools, homes and businesses. The transformation has diversified our product portfolio into faster growing product categories and broadened our geographic reach and sales channels. Our Technology Accessories product group, which consists of our gaming and computer accessories, is one such high growth category and we seek opportunities to expand sales of these products throughout our North America, EMEA and International operating segments.

Historically we have made acquisitions that have meaningfully expanded our portfolio of well-known brands, enhanced our competitive position from both a product and channel perspective, added scale to our operations and increased our geographic presence. More recently we have prioritized the use of our operating cash flow to invest in internal capital projects to support our long-term growth and public company compliance, fund our quarterly dividend and for debt reduction, but will consider opportunistic acquisitions that focus on growing product categories, including adjacencies.

Operating Segments

ACCO Brands has three operating business segments based in different geographic regions: North America, EMEA, and International. Each business segment designs, markets, sources, manufactures, and sells recognized consumer, technology and business branded products used in schools, homes and at work. Product designs are tailored to end-user preferences in each geographic region, and where possible, leverage common engineering, design, and sourcing.

Sales Percentage by Operating Segment	2022	2021	2020
ACCO Brands North America	51%	51%	50%
ACCO Brands EMEA	30%	33%	32%
ACCO Brands International	19%	16%	18%
	100%	100%	100%

For more information on our operating business segments see "Note 18. Information on Business Segments" to the consolidated financial statements contained in Part II, Item 8. of this report

Seasonality

Historically, each of our segments has demand that varies based on certain seasonal drivers. For North America, the important seasonal selling periods are related to back-to-school and the holiday season. The North America back-to-school season mainly occurs in the second and third quarters. The holiday season drives significant sales of technology accessories. The EMEA segment experiences much less seasonality than the other segments, but the first and fourth quarters are typically stronger, with the second and third impacted by lower demand due to summer vacations. The International segment historically has strong back-to-school sales in the fourth quarter and into January as Brazil and Australia are in the Southern hemisphere. In Mexico, back-to-school historically straddles the second and third quarters.

As a result of the seasonal nature of the demand for our products, we expect to continue to generate a significant percentage of our sales and profit during the second, third, and fourth quarters, although the amounts generated in each of these quarters may vary due to changing customer behaviors. All our operating cash flow is generated in the second half of the year, as the cash inflows in the first and second quarters are consumed building working capital and for making our annual performance-based compensation payments, when earned. Our third and fourth quarter cash flow comes from completing the working capital cycle.

For further information on the seasonality of our net sales, earnings and cash flow, see "Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Summary of Cash Flow by Quarter and Full-Year."

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

Competition

ACCO Brands competes with numerous branded consumer products manufacturers, as well as many private label suppliers and importers, including various customers who import their own private label products directly from foreign sources. Examples of branded competitors include Bi-Silque, Blue Sky, Corsair, Dominion Blueline, Fellowes, Hamelin, Logitech, PDP, Razer, SteelSeries, and Targus, among others.

The Company meets competitive challenges by creating and maintaining leading brands and differentiated products that deliver superior value, performance, and benefits to consumers. Our products are sold to consumers and end-users through diverse distribution channels. We further meet consumer needs by developing, producing, and procuring products at a competitive cost, enabling them to be sold at attractive selling prices. We also believe that our experience and skill in managing complex assortments and large seasonal demand is a competitive advantage, as is our strong relationships with technology and content providers in our technology accessories categories.

Product Development

We seek opportunities to invest in new products and adjacencies. Our innovation efforts focus on generating new, exciting, and differentiated consumer-oriented products that meet consumer and other end-user needs and provide the opportunity to meaningfully grow sales and margins. Our commitment to understanding consumers and designing products that fulfill their needs drives our product development strategy, which we believe will continue to be a key contributor to our success. Our products are developed by our internal research and development teams or through partnership initiatives with inventors, vendors and technology providers. Costs related to product development when paid directly by ACCO Brands are included in selling, general and administrative expenses.

Marketing and Demand Generation

We support our brands with a significant investment in targeted marketing and advertising, including on shelf and in store, and through digital and social media and consumer promotions that increase brand awareness, drive conversion, and highlight the innovation and differentiation of our products. We work with third-party vendors, such as Nielsen, NPD Group, GfK SE, NEWZOO and Kantar Group, to capture and analyze consumer buying habits and product trends.

Supply Chain

We have built a customer-focused business model with a flexible supply chain to ensure that we are able to supply our customers with value-added, high-quality products at an attractive price. We currently manufacture approximately 40 percent of our products in our own facilities located in the countries where we operate, and source the remaining 60 percent from lower cost countries, primarily in Asia. Using a combination of our own manufacturing and third-party sourcing also enables us to reduce costs and effectively manage our production assets by lowering capital investment and working capital requirements. Our overall strategy is to manufacture locally those products that would incur a relatively high freight and/or duty expense or that have high customer service needs. We use third parties to source those products that require more direct labor to produce. We also look for opportunities to leverage our manufacturing facilities to improve operating efficiencies, as well as customer service.

Intellectual Property

Our products are marketed under a variety of trademarks. Some of our more significant trademarks include ACCO®, AT-A-GLANCE®, Barrilito®, Derwent®, Esselte®, Five Star®, Foroni®, GBC®, Hilroy®, Kensington®, Leitz®, Marbig®, Mead®, NOBO®, PowerA®, Quartet®, Rapid®, Rexel®, Swingline®, and Tilibra®. We own rights to these trademarks in various countries throughout the world. We protect these trademarks as appropriate through registrations in the U.S. and other jurisdictions. Depending on the jurisdiction, trademarks are generally valid as long as they are in use or their registrations are properly maintained and they have not been found to have become generic. Registrations of trademarks can generally be renewed indefinitely as long as the trademarks are in use. We also own numerous patents worldwide. Additionally, our gaming accessories business depends on maintaining our licensing rights with key gaming console manufacturers and video game publishers.

Human Capital Resources

As the Home of Great Brands Built by Great People, we believe our employees are our greatest assets and key enablers of our success. In alignment with our Vision, Values and Leadership Promise, we are intentional about providing a great work experience that attracts top talent and motivates them to stay and contribute to our winning team.

As of December 31, 2022, we had approximately 6,000 full-time and part-time employees worldwide, with approximately 4,200 employees based outside of the U.S. Approximately 500 manufacturing and distribution employees in our North America operating segment are covered by collective bargaining agreements. Outside the U.S., we have government-mandated collective bargaining arrangements in certain countries, particularly in Europe and Brazil. There have been no strikes or material labor disputes at any of our facilities during the past five years.

Diversity and Inclusion

At ACCO Brands, our values include respecting the individual and embracing diversity. We believe that an equitable and inclusive environment with diverse teams produces more creative solutions, results in improved and more innovative products and services, and is crucial to our efforts to attract and retain key talent. We also believe that our leadership should closely reflect the diversity of our employees. ACCO Brands’ diversity goals are to increase the percentage of director-level-and-above female leaders to 33 percent by 2025. For the total Company, we made good progress in 2022, moving from our 2019 baseline of 26.6 percent to 31.7 percent.

To continue to drive our diversity goals and build a culture of inclusion, we have established a multi-year roadmap and a governance model that engages leadership at all levels of the organization. We have also developed an enhanced diversity and inclusion dashboard to track our actions and outcomes. Our roadmap is focused on three key priorities: ensuring diverse candidate slates for all director-level-and-above job opportunities, integrating talent development and succession planning, and building manager capability to lead inclusively.

Talent Management and Employee Engagement

Building and sustaining strong talent is critical to our success. We know that offering the right mix of developmental roles and learning experiences will support our goal of building strong talent to lead the Company. At the same time, we recognize that building new capabilities may also require adding external talent in key roles to accelerate growth. This focus was key to our ability to fill 64 percent of our director level and above open positions in 2022 with internal talent. Additionally, 21 percent of our director level employees have mentors, while 61 percent have completed our "Raising the Bar" leadership development program. Throughout the year, we also deliver Company-required learning to ensure compliance with our Code of Conduct and other important policies.

Finally, an important factor in our ability to deliver sustainable, long-term value and optimize resource utilization is our proactive management of employee engagement. We periodically invite employees to give candid feedback about their experiences working for ACCO Brands through an Employee Engagement Survey, the most recent of which occurred in late 2021 with a 91 percent response rate. Each key region and function are actively working on specific engagement plans based on this employee feedback, with an emphasis on work simplification and employee development. This active engagement of leadership and employees not only drives our workplace culture, it also results in positive business performance.

Employee Health and Safety ("EHS")

We are committed to Mission Zero— pursuing continuous improvement in health and safety within all our locations and to attain our goal of zero accidents and zero incidents. We have implemented our Comprehensive Environmental and Safety Management Plan ("CESMP") as an overall management system for our manufacturing and distribution locations. CESMP audits are completed by our EHS teams to measure the proactive steps each location is taking to prevent injuries. We have been recognized as one of the safest companies in America and the U.K. on multiple occasions.

Community Involvement

We aim to give back to the communities where we live and work. Our corporate values include acting responsibly in our global communities through numerous employee volunteer and outreach initiatives. We encourage our employees to make a difference in our Company and in their communities by building on a fundamental commitment to integrity, teamwork, respect and inclusivity. We support a wide range of charities worldwide, the most significant of which is the City of Hope in the U.S. which has been ongoing for many years.

Sustainability/Environment

We continued to make progress on our three Planet, People and Products global sustainability goals relating to energy efficiency, diversity and third-party certification that we announced in 2020. These commitments are 1) improving the energy efficiency of our facilities, 2) increasing the percentage of female leaders globally, and 3) raising the percentage of our revenue generated from certified or sustainable products. We published our fourth annual ESG Report for 2021. We strive for greater efficiencies in the procurement, use and disposal of resources and are committed to reducing our greenhouse gas emissions. We also report key metrics which we have determined are significant to our business according to the Sustainability Accounting Standards Board (SASB) Materiality Matrix. These metrics are focused in the areas of Energy Management, Data Security, Workforce Diversity and Inclusion, Product Sourcing, Packaging and Marketing, and Labor Conditions in the Supply Chain.

Executive Leadership of the Company

As of February 24, 2023, the executive leadership team of the Company consisted of the following executive officers. Ages are as of December 31, 2022.

Mark C. Anderson, age 60 • 2007 - present, Senior Vice President, Corporate Development • Joined the Company in 2007

Angela Jones, age 59

•
2020 - present, Senior Vice President and Global Chief People Officer
•
2018 - 2020, Senior Vice President and Chief People Officer, Compass Minerals
•
2016 - 2018, Vice President, Human Resources Rembrandt Foods
•
Joined the Company in 2020

Roxanne Bernstein, age 48

•
2021 - present, Executive Vice President and President, North America
•
2020 - 2021, President Crystal Farms Dairy Company
•
2016 - 2020, Senior Vice President, Chief Marketing Officer, Post Consumer Brands
•
Joined the Company in 2021
Gregory J. McCormack, age 59 • 2018 - present, Senior Vice President, Global Products and Operations • 2013 - 2018, Senior Vice President, Global Products • Joined the Company in 1996

Patrick H. Buchenroth, age 55

•
2017 - present, Executive Vice President and President, ACCO Brands International
•
2013 - 2017, Senior Vice President and President, Emerging Markets
•
Joined the Company in 2002
Cezary L. Monko, age 61 • 2017 - present, Executive Vice President and President, ACCO Brands EMEA • 2014 - 2017, President and Chief Executive Officer, Esselte • Joined the Company in 1992

Paul P. Daniel, age 57

•
August 2022 - present, Senior Vice President and Chief Information Officer
•
February 2020 - August 2022, Vice President, Infrastructure and Operations
•
April 2017 - February 2020 - Vice President, Global IT Operations, Tate & Lyle PLC
•
Joined the Company in 2020

Deborah A. O'Connor, age 60

•
2022 - present, Executive Vice President and Chief Financial Officer
•
2020 - 2021, President and Chief Financial Officer, True Value Company
•
2015 - 2020, Senior Vice President and Chief Financial Officer, True Value Company
•
Joined the Company in 2022

James M. Dudek, Jr., age 51

•
2020 - present, Senior Vice President, Corporate Controller and Chief Accounting Officer
•
2017 - 2020, Vice President and Corporate Controller
•
2016 - 2017, Chief Accounting Officer, Innerworkings, Inc.
•
Joined the Company in 2017
Pamela R. Schneider, age 63 • 2012 - present, Senior Vice President, General Counsel and Secretary • 2010 - 2012, General Counsel, Accertify, Inc. • Joined the Company in 2012

Boris Elisman, age 60

•
2021 - present, Chairman and Chief Executive Officer
•
2016 - 2021, Chairman, President and Chief Executive Officer
•
2013 - 2016, President and Chief Executive Officer
•
2010 - 2013, President and Chief Operating Officer
•
2008 - 2010, President, ACCO Brands Americas
•
2008, President, Global Office Products Group
•
2004 - 2008, President, Computer Products Group
•
Joined the Company in 2004
Thomas W. Tedford, age 52 • 2021 - present, President and Chief Operating Officer • 2015 - 2021, Executive Vice President and President, ACCO Brands North America • Joined the Company in 2010

ITEM 1A. RISK FACTORS

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

Economic and Strategic Risks

Our business and results of operations have been and may continue to be adversely affected by the ongoing impact of the COVID-19 global pandemic.

The COVID-19 pandemic has had, and may continue to have, a negative effect on our business and results of operation. This includes the impact of business and school closures, remote and hybrid education and work, disruptions or restrictions in our employees’ ability to work effectively, temporary facilities closures, supply chain disruptions, increases in raw material and commodity costs, and changes in customer and consumer spending and purchasing behavior. The extent of the impact of COVID-19 on our future business and financial results depends on future developments that are uncertain and cannot be predicted at this time, including the severity and continued spread of the COVID-19 virus and its existing and future variants within the markets in which we operate, the effectiveness of and impacts caused by public health measures and other actions taken throughout the world to contain or mitigate the effects of the pandemic, any resulting economic recession or depression, and temporary or permanent changes in the behavior of customers, consumers and other end-users, among other factors. The continued impact of COVID-19 may also exacerbate other risks discussed in this "Part I, Item 1A. Risk Factors," any of which could have a material effect on the business, results of operations or financial condition of the Company.

A limited number of large customers account for a significant percentage of our net sales, and the loss of, or a substantial reduction in sales to, or gross profit from, or significant decline in the financial condition of one or more of these customers has and may continue to adversely impact our business and results of operations.

Our top ten customers accounted for 42.9 percent of our net sales for the year ended December 31, 2022. The loss of, or a significant reduction in sales to, or gross profit from, one or more of our top customers, or significant adverse changes to the terms on which we sell our products to one or more of our top customers, has and may continue to have a material adverse effect on our business, results of operations and financial condition.

The size, scale and relative competitive market position of certain large customers gives them significant leverage in business negotiations. Additionally, the competitive environment in which our large customers operate have made and will continue to make our business with them challenging and unpredictable.

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

Sales of our products have been, and we expect they will continue to be, materially and adversely affected by general economic and business conditions globally and in the countries in which we operate, including high inflation, fear of recession and overall economic uncertainty or weakness.

Our business depends on discretionary spending, and, as a result, our sales and operating results are highly dependent on consumer and business confidence and the health of the economies in the countries in which we operate. During periods of economic uncertainty or weakness, we have experienced and may continue to experience lower demand from our reseller customers who often reduce inventories, both to reduce their own working capital investments and because demand for our products decreases as consumers switch to private label and other branded and/or generic products that compete on price and quality, or forgo purchases altogether. Overall, adverse economic conditions and sustained periods of economic uncertainty or weakness in one or more of the geographic markets in which we operate, whatever the cause, have negatively affected, and we expect will continue to negatively affect, our sales and profitability, results of operations, cash flow and financial condition.

The Company has foreign currency translation and transaction exposure that has, and is likely to continue to, materially affect the Company’s sales, results of operations, financial condition and liquidity.

Approximately 54 percent of our net sales for the year ended December 31, 2022, were transacted in a currency other than the U.S. dollar. Our primary exposure to currency movements relative to the U.S. dollar is in the Euro, the Swedish krona, the British pound, the Brazilian real, the Australian dollar, the Canadian dollar, and the Mexican peso. Currency exchange rates can be volatile especially in times of global, political and economic tension or uncertainty. Additionally, government actions such as currency devaluations, foreign exchange controls, imposition of tariffs or other trade restrictions, and price or profit controls can further negatively impact, and increase the volatility of, foreign currency exchange rates.

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

We source approximately 60 percent of our products from lower cost countries, primarily in Asia using U.S. dollars. This creates transactional exposure in our foreign markets. The strengthening of the U.S. dollar against local foreign currencies increases our cost of goods and reduces our margins on products sold in local currency. When this occurs, we seek to raise prices in our foreign markets to recover the lost margin. Due to competitive pressures and the timing of these price increases relative to the changes in the foreign currency exchange rates, it is often difficult to increase prices fast enough to fully offset the cumulative impact of the foreign-exchange-related inflation on our cost of goods sold in these markets.

We use hedging instruments to mitigate transactional exposure to changes in foreign currencies. The effectiveness of our hedges in part depends on our ability to accurately forecast future cash flows, which is particularly difficult during periods of uncertain demand for our products and highly volatile exchange rates. For additional information, see "Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk - Foreign Exchange Risk Management" of this report.

Challenges related to the highly competitive business environment in which we operate could have a material adverse effect on our business, results of operations and financial condition.

We operate in a highly competitive environment characterized by large, sophisticated customers, low barriers to entry for certain of our products, and competition from a wide range of products and services (including private label products and electronic and digital products and services that can replace or render certain of our products obsolete). We have seen, and expect to continue to see, increased competition from private label brands, especially in periods of economic uncertainty and weakness when consumers turn to alternative or lower cost products.

ACCO Brands competes with numerous branded consumer products manufacturers, as well as numerous private label suppliers and importers, including many of our customers who import their own private label products directly from foreign sources. Many of our competitors have strong, sought-after brands. Their ability to manufacture products locally at a lower cost or source them from other countries with lower production costs can give them a competitive advantage in terms of price under certain circumstances. In addition, as economic and competitive pressures cause our customers to close or reduce the size of their retail locations, and diversify their product offerings, the available retail space devoted to our products is further limited.

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

Our success depends on our ability to invest in innovation and product development and successfully anticipate, develop and market products that appeal to the changing needs and preferences of consumers. Additionally, part of our strategy is to develop new, exciting and differentiated products that support our shift towards a faster growing, more consumer-oriented business. There can be no assurance that we will make the right investment choice or be successful in developing innovative, consumer-oriented products in categories that are experiencing higher growth rates. If we are unable to successfully increase sales and margins by expanding our product assortment, our business, results of operations and financial condition could be adversely affected.

Growth in emerging geographies may be difficult to achieve and exposes us to financial, operational, regulatory, compliance, and other risks not present, or not as prevalent, in more established markets.

The profitable growth of our business in emerging markets is a key element to our long-term growth strategy. Emerging markets generally involve more financial, operational, regulatory and compliance risks than more mature markets. As we expand and grow in these markets, we increase our exposure to these risks. These risks include currency transfer restrictions, currency fluctuations, changes in international trade and tax policies and regulations (including import and export restrictions), and a lack of well-established or reliable legal systems. Additionally, in some cases, emerging markets also have greater political and economic volatility, greater vulnerability to infrastructure and labor disruptions, and are more susceptible to corruption, civil unrest, military disruptions, terrorism, public health emergencies, severe weather conditions, and natural disasters. Weak or corrupt legal systems may affect our ability to protect and enforce our intellectual property, contractual and other rights. Further, these emerging markets are generally more remote from our headquarters' location and have different cultures that may make it be more difficult to impose corporate standards and procedures and the extraterritorial laws of the U.S. and other jurisdictions, including the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and other similar laws.

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

A number of our products and brands consist of paper-based and related products. As use of technology-based tools continues to rise worldwide and the nature of work and school evolves, demand for traditional paper-based and related products, such as planners, ring binders, lever arch files and other paper storage and organization products, and mechanical binding equipment, has declined. We expect that demand for these products will continue to decline. The decline in the overall demand for certain of the products we sell has adversely impacted our business and results of operations, and we expect it will continue to do so.

Our school and technology accessories businesses are seasonal, which may impair our ability to accurately forecast our operating results and working capital requirements.

Historically, each of our segments has demand that varies based on certain seasonal drivers related to the product categories it sells as discussed in "Part I. Item 1. Business - Seasonality" of this report.

As a result of this seasonality, our inventory and working capital needs fluctuate significantly throughout the year. In addition, our customers often change their order patterns for the peak season, making forecasting of production schedules and inventory purchases more challenging. If we are unable to accurately forecast and prepare for customer orders or our working capital needs, or if there is a downturn in business or economic conditions during these periods, our business, results of operation, liquidity and financial condition could be adversely affected. Additionally, because of these quarterly fluctuations, comparisons of our operating results across different fiscal quarters may not be meaningful.

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

As of December 31, 2022, the Company had $159.6 million recorded as pension liabilities in its Consolidated Balance Sheet. Funding obligations are determined by government regulations and are measured each year based on the value of assets and liabilities on a specific date. If the financial markets do not provide the long-term returns that are expected, or discount rates increase the present value of liabilities, the Company could be required to make larger contributions and/or record higher non-cash expenses related to its pension liabilities. The markets can be, and recently have been, very volatile, and therefore the Company’s estimate of future contribution requirements and/or non-cash expenses can change dramatically in relatively short periods of time. Similarly, changes in interest rates and legislation enacted by governmental authorities can impact the timing and amounts of contribution requirements and/or non-cash expenses. An adverse change in the funded status of the plans could significantly increase our required future contributions and/or non-cash expenses and adversely impact our liquidity.

We also participate in a multi-employer pension plan for our union employees at our Ogdensburg, New York facility. The plan has reported significant underfunded liabilities and declared itself in critical and declining status. As a result, the trustees of the plan adopted a rehabilitation plan in an effort to forestall insolvency. Our current contributions to this plan (which are not significant) could increase due to the shrinking contribution base resulting from the insolvency or withdrawal of other participating employers, the inability or the failure of withdrawing participating employers to pay their withdrawal liability, lower than expected returns on pension fund assets, and other funding deficiencies. The present value of our withdrawal liability payments could be significant and would be recorded as an expense in our Consolidated Statements of Income and as a liability on our Consolidated Balance Sheets in the first year of our withdrawal. See also "Note 6. Pension and Other Retiree Benefits" to the consolidated financial statements contained in Part II, Item 8. of this report.

Impairment of goodwill and indefinite-lived intangible assets have had, and could in the future have, a material adverse effect on our financial results.

We have approximately $1.5 billion of goodwill and other specifically identifiable intangible assets as of December 31, 2022. During the third quarter of 2022, we recorded a $98.7 million non-cash goodwill impairment charge related to our North America reporting unit. Future events may occur that could adversely affect the reported value, or fair value, of our goodwill or indefinite-lived intangible assets that would require future impairment charges which would negatively impact our financial results. Such events may include, but are not limited to, strategic decisions made in response to changes in economic and competitive conditions, the impact of the economic environment on our sales and customer base, the unfavorable resolution of litigation, a material adverse change in our relationship with significant customers, or a sustained decline in our stock price. We continue to evaluate the impact of developments from our reporting units to assess whether impairment indicators are present. See also "Note 10. Goodwill and Identifiable Intangible Assets" to the consolidated financial statements contained in Part II, Item 8. of this report.

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

Our gaming accessories business licenses trademarks and other intellectual property from the three major gaming console manufacturers and numerous video game publishers. The loss or non-renewal of one or more of these licenses would, in all likelihood, materially and adversely impact our sales, results of operations and financial condition. Additionally, our ability to expand our gaming accessories business into certain new geographies requires that we obtain additional licensing rights from the gaming console manufacturers and video game publishers. There can be no assurance that we will be able to obtain these additional licensing rights.

Operational Risks

Our business, results of operations and cash flow have been, and may continue to be, adversely impacted by disruptions in the global supply chain.

We manufacture approximately 40 percent of the products we sell where we operate and purchase the remaining 60 percent from suppliers in lower cost countries, primarily in Asia. We also purchase component parts and raw materials for our manufactured products from third parties many of which are also imported from Asia. Additionally, we rely on international freight carriers and domestic trucking and rail lanes to import and distribute products to our customers throughout the world. We have experienced significant disruptions in our global supply chain due to insufficient freight carrier capacity, port delays and closures, the cost and availability of international and domestic freight carriers, and labor shortages. These and other supply chain disruptions, which have affected all of our operating segments, began in late 2020 and continued to escalate throughout 2021 and 2022. These disruptions also resulted in increased logistic expenses, product availability issues, lost sales and customer fines for late deliveries, and an increase in our inventory levels. Although we have seen a significant reduction in supply chain disruptions and deflation in transportation costs, there can be no assurance that this trend will continue. Further supply chain disruptions could adversely affect our operations, sales, profitability and cash flow.

Our operating results have been, and continue to be, adversely affected by inflation, and changes in the cost or availability of raw materials, transportation, labor and other necessary supplies and services, including the cost of finished goods.

The price and availability of raw materials, transportation, labor, and other necessary supplies and services used in our business, as well as the cost of finished goods, can be volatile due to numerous factors beyond our control, including general economic and competitive conditions, inflation, supply chain disruptions, supplier business strategies, and political instability, war and other geopolitical tensions. The global economy is currently experiencing the highest levels of inflation in decades. Additionally, the global imbalance between the supply and demand for commodities, component parts, transportation and labor have impacted their availability and increased their cost. This has been exacerbated by the war in Ukraine which has also impacted the cost and availability of energy in EMEA. We have experienced cost increases from our suppliers of raw materials, component parts and purchased finished goods, as well as increased labor, energy and commodity costs. In particular, we are experiencing a significant increase in cost of certain commodity paper that is used in our school and office products in both North America and Brazil which we expect to continue. Our third-party manufacturers have also been affected by these inflationary pressures which has, in turn, resulted in an increase in the amount we pay for finished goods. Further, the disruptions in the global supply chain noted above have resulted in increased freight and transportation costs and have affected the availability of imported products, raw materials and component parts we use in our domestic manufacturing. While we believe that inflationary costs for most raw materials, purchased finished goods, and freight and transportation are beginning to moderate, there can be no assurance that inflation will abate.

During periods of inflation and rising costs, we manage this volatility through a variety of actions, including targeted advance or periodic purchases, future delivery purchases, long-term contracts, sales price increases and the use of certain derivative instruments. We implemented price increases in 2021 and throughout 2022, and will implement additional price increases if inflation continues to escalate, in an effort to offset the inflationary and supply-chain related cost increases noted above which have and continue to negatively impact our margins and overall profitability. Historically, we have not been able to raise prices fast enough to effectively mitigate the adverse impact of these cost increases on our margins and there can be no assurance that we will be able to do so in the future. Additionally, we have lost, and may continue to lose, sales as a result of lack of product availability or due to increasing our selling prices to our customers as we seek to offset these cost increases. We have also seen customers and consumers purchase lower priced products which generate lower margins due to our price increases.

Our gaming and computer accessories have been and, we expect that they will continue to be, impacted by the global shortage of microchips.

Our gaming and computer accessories have been recently impacted by the global shortage of microchips which are components of many of our gaming and other technology products. Additionally, the demand for gaming controllers is significantly impacted by the availability of gaming consoles which have been in short supply due to the microchip shortage. Although we carry a supply of microchips for our gaming controllers, the shortage of microchips, including chipsets for many of our popular technology products, such as docking stations and certain of our wireless controllers, has affected our ability to source sufficient quantities of these products, which has resulted in lost sales, increased costs and additional safety stock. In addition, the limited availability of new gaming consoles has reduced the demand for our controllers and other gaming accessories which, we believe, has negatively impacted our sales. While we expect these impacts will mitigate as the supply of microchips increases to meet demand, it is uncertain when the supply constraints will abate and there can be no assurance that we will recover the lost sales in the future. Likewise, should the shortage continue or worsen, there is no assurance that we will be able to obtain sufficient microchips at acceptable pricing to meet the demand for our products which could affect our sales and profitability. Additionally, ongoing constraints on the availability of, or a future reduction in sales of, gaming consoles may also adversely impact our sales and profitability.

Outsourcing the production of certain of our products, our information technology systems and other administrative functions could materially adversely affect our business, results of operations and financial condition.

We outsource certain manufacturing functions, such as product design and production, to third-party suppliers. This creates a number of risks, including decreased control over the engineering and manufacturing processes which can result in cost overruns, delayed deliveries or shortages, inferior product quality, and loss or misappropriation of trade secrets. Additionally, we rely on our suppliers to ensure that our products meet our design and product content specifications, and all applicable laws, including product safety, security, labor, and environmental laws. We also expect our suppliers to conform to our and our customers’ and licensors' codes of conduct and expectations with respect to product safety, product quality, social responsibility and environmental sustainability, and be responsive to our audits. Failure to meet any of these requirements may result in our having to cease doing business with a supplier or cease production at a particular facility, stop selling or recall non-conforming products, or having imported product detained at the port or subject to exclusion or seizure. Substitute suppliers might not be available or, if available, might be unwilling or unable to offer products on acceptable terms or in a timely manner. Moreover, if one or more of our suppliers is unable or unwilling to continue to provide products of acceptable quality, at acceptable cost or in a timely manner due to financial difficulties, insolvency or otherwise, including as a result of disruptions associated with circumstances outside their control, or if customer demand for our products increases, we may be unable to secure sufficient additional capacity from our current suppliers, or others, in a timely manner or on acceptable terms. Any of these events could result in unforeseen production delays and increased costs and negatively affect our ability to deliver our products to our customers, all of which could adversely affect our business, sales, results of operations, and financial condition.

We also outsource important portions of our information technology infrastructure and systems support to third-party service providers. Outsourcing of information technology services creates risks to our business, which are similar to those created by our product production outsourcing.

In addition, we outsource certain administrative functions, such as payroll processing and benefit plan administration, to third-party service providers and may outsource other functions in the future to achieve cost savings and efficiencies. If the service providers to whom we outsource these functions do not perform effectively, we may not be able to achieve the expected cost savings and may incur additional costs to correct errors they make. Depending on the function involved, such errors may lead to business disruption, processing inefficiencies, internal control deficiencies, loss of or damage to intellectual property, legal and regulatory exposure, or harm to employee morale.

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

We maintain information and applications necessary to conduct our business in data centers, on our networks and with third-party cloud services, including confidential and proprietary information, as well as personally identifiable information regarding our customers and employees. Our information technology infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance, or other disruptions which creates the risk that our digital information could be stolen or tampered with or that our business operations could be materially and adversely impacted. This risk is heightened now that most of our office-based employees work remotely several days a week.

We maintain systems designed to prevent and monitor for such intrusion, tampering, and theft, and we continue to enhance and update these technologies as security threats evolve and become more sophisticated. We also obtain assurances from outsourced service providers regarding the sufficiency of their security procedures and, where appropriate, assess the protections employed by these third parties. Despite these efforts, there can be no assurance that we will successfully identify an incident of intrusion, tampering or theft in a timely manner or at all, and in advance of it impacting the Company, and any such impact could be material. Further, our costs to maintain and upgrade our security systems could increase significantly as cybersecurity threats increase.

Despite our efforts to secure and monitor our information technology systems, the possibility of intrusion, tampering, and theft cannot be eliminated entirely. We have from time to time experienced cybersecurity breaches, such as "phishing" attacks, business email compromises, employee or insider error, brute force attacks, unauthorized parties gaining access to our information technology systems, and similar incidents. To date these incidents have not had a material impact on our business, but there can be no assurance that future incidents will not cause material impacts. The techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not recognized until launched against a target. Additionally, there can be no assurance that the actions we and our outsourced providers take will prevent a breach of, or attack on the information technology systems which support the day-to-day operation of our business or house our confidential, proprietary and personally identifiable information.

Any such intrusion, tampering or theft (and any resulting disclosure or use of confidential, proprietary or personally identifiable information) could compromise our network, the network or data center of a third-party hosting key operating systems or data, or to whom we have disclosed confidential, proprietary or personally identifiable information, or a third-party cloud service provider. Any of these impacts could result in a disruption to our information technology infrastructure, interruption of our business operations, violation of applicable privacy and other laws or standards, significant legal and financial exposure beyond the scope or limits of any insurance coverage (including legal claims and proceedings and regulatory enforcement actions and penalties), increased operating costs associated with remediation activities, and a loss of confidence in our security measures, all of which could harm our reputation with our customers, end-users, employees and other stakeholders and materially adversely affect our business and results of operation. Contractual provisions with third parties, including cloud service providers, may limit our ability to recover these losses.

In the event a significant cybersecurity event is detected, we maintain disclosure controls and procedures that are designed to enable us to promptly analyze the impact on our business, respond expediently, appropriately and effectively and repair any damage caused by such incident, as well as consider whether such incident should be disclosed publicly. The Company also employs technology designed to detect potential incidents of intrusion, tampering and theft before they impact the Company, and we continue to enhance and update these technologies. However, there can be no assurance that we will successfully identify such an incident in a timely manner or at all, and in advance of it impacting the Company, and any such impact could be material.

Merger and Acquisition Risks

Our strategy is partially based on growth through acquisitions. Failure to properly identify, value and manage acquisitions may materially impact our business, results of operations and financial condition.

Our growth strategy includes continued focus on mergers and acquisitions. We may not be successful in identifying suitable acquisition opportunities, prevailing against competing potential acquirers, negotiating appropriate acquisition terms, obtaining financing, or completing proposed acquisitions. In addition, an acquisition may not perform as anticipated, be accretive to earnings, or prove to be beneficial to our operations and cash flow. If we fail to effectively identify, value, consummate, or manage any acquired company, we may not achieve the financial results anticipated at the time of its acquisition. An acquisition could also adversely impact our operating performance or cash flow due to the issuance of acquisition-related debt, pre-acquisition assumed liabilities, undisclosed facts about the business, expenses incurred to consummate the acquisition, increases in amortization due to the acquisition, or possible future impairments of goodwill or intangible assets associated with the acquisition.

We may face challenges with integrating acquisitions and achieving the sales growth and other financial results anticipated at the time of acquisition, including planned synergies.

We may face challenges in integrating our acquisitions with our existing operations and expanding the acquired business geographically. These challenges may include, among other things: difficulties or delays in integrating or consolidating business activities or expanding them into new geographies; challenges with integrating the business cultures; difficulties in retaining key employees and key customers; and difficulties integrating the acquired business's finance, accounting, information technology and other business systems with our own. The process of integrating and expanding operations also could cause an interruption of, or loss of momentum in, the activities of one or more of our businesses due to the considerable time and attention needed for the process. If we are not able to effectively manage the integration process, or if any significant business activities are interrupted as a result thereof, our business and financial results could suffer.

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

The integration of any acquisition will involve changes to or implementation of critical information technology systems, modifications to our internal control systems, processes and accounting and financial systems, and the establishment of disclosure controls and procedures and internal control over financial reporting necessary to meet our obligations as a public company. If we are unable to successfully complete these tasks and accurately report our financial results in a timely manner and establish internal control over financial reporting and disclosure controls and procedures that are effective, our business, results of operations and financial condition, investor, supplier and customer confidence in our reported financial information, the market perception of our Company and/or the trading price of our common stock could be materially adversely affected.

Liquidity, Capital Resources and Capital Allocation Risks

Our existing borrowing arrangements limit our ability to engage in certain activities. If we are contractually restricted from pursuing activities or transactions that we believe are in our long-term best interests, or are unable to meet our obligations under our loan agreements, our business, results of operations and financial condition could be materially adversely affected.

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

Our debt service obligations require us to dedicate a portion of our cash flow from operating activities to make interest and principal payments on our indebtedness, which reduces the availability of our cash flow to fund working capital, capital expenditures, research and product development efforts, potential acquisitions and other general corporate purposes. A portion of our outstanding indebtedness bears interest at a floating rate which fluctuates with changes in interest rates.

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

We have a history of paying quarterly dividends and engaging in stock repurchase programs; however, any determination to continue to pay cash dividends at recent rates or at all, or resume repurchasing our shares in the market, is contingent on a variety of factors, including our financial condition, results of operations, business requirements, and our board of directors' continuing determination that such dividends or share repurchases are in the best interests of our stockholders and in compliance with all applicable laws and agreements. Under certain circumstances, the terms of our debt agreements limit our ability to return capital to stockholders through stock repurchases, dividends or otherwise. There is no assurance that we will continue to make dividend payments or repurchase stock.

Legal and Regulatory Risks

Product liability claims, recalls or regulatory actions could materially adversely affect our financial results or harm our reputation or brands.

Claims for losses or injuries purportedly caused by one of our products arise in the ordinary course of our business. Litigation or regulatory enforcement actions and the associated costs and potential for monetary judgments and penalties could have an adverse effect on our results of operations and financial condition. Additionally, product liability claims or regulatory actions, regardless of merit, could result in negative publicity that could harm our reputation in the marketplace or the value of our brands. We also may be, and in the past have been, required to recall and discontinue the sale of allegedly defective or unsafe products, which has resulted in lost sales and unplanned expenses. Any future recall or quality issue could result in lost sales, adverse publicity, and significant expenses, and adversely impact our results of operations or financial condition.

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

It is the opinion of management that (other than the Brazil Tax Assessments described below) the ultimate resolution of currently outstanding matters will not have a material adverse effect on our financial condition, results of operations or cash flow. However, there is no assurance that we will ultimately be successful in our defense of any of these matters or that an adverse outcome in any matter will not affect our results of operations, financial condition, or cash flow. Further, future claims, lawsuits and legal proceedings could materially adversely affect our business, reputation, results of operations, and financial condition.

In connection with our May 1, 2012 acquisition of the Mead Consumer and Office Products business, we assumed all of the tax liabilities for its acquired foreign operations, including its operating entity in Brazil ("ACCO Brazil"). In December of 2012, the Federal Revenue Department of the Ministry of Finance of Brazil ("FRD") issued a tax assessment against ACCO Brazil, challenging the tax deduction of goodwill from ACCO Brazil’s taxable income for the year 2007 (the "First Assessment"). A second assessment challenging the deduction of goodwill from ACCO Brazil’s taxable income for the years 2008, 2009 and 2010 was issued by FRD in October 2013 (the "Second Assessment" and together with the First Assessment, the "Brazil Tax

Assessments"). ACCO Brazil continues to dispute both of the Brazil Tax Assessments. If the FRD’s initial position is ultimately sustained, payment of the amount assessed would materially adversely affect our cash flow in the year of settlement. For additional details regarding the Brazil Tax Assessments, see "Note 12. Income Taxes – Brazil Tax Assessments" to the consolidated financial statements contained in Part II, Item 8. of this report.

Laws, rules and regulations and self-regulatory requirements that affect our business, including the costs of compliance, as well as the impact of changes in such laws, could materially adversely affect our business, reputation and results of operations.

We are subject to national, state, provincial and/or local laws, rules and regulations, as well as self-regulatory requirements, in numerous countries due to the nature of our operations and the products we sell, including:

•
Laws and regulations applicable to U.S. public companies with securities listed on the New York Stock Exchange;
•
Laws relating to the discharge and emission of certain materials and waste, and laws establishing standards for their use, disposal, and management;
•
Laws governing the content of toxic chemicals and materials in the products we sell;
•
Laws relating to the environmental sustainability of our operations and products (including packaging) and the protection of human rights in our supply chain;
•
Laws regulating wellness products, including pesticides and pesticide devices;
•
Product safety laws;
•
International trade laws, including tariffs, trade sanctions and embargoes;
•
Tax laws;
•
Privacy and data security laws and self-regulatory requirements regarding the acceptance, processing, storage, and transmission of credit card data;
•
Laws governing fair competition and marketing and advertising, including laws and regulations regarding "green" claims; and
•
Anti-bribery, anti-corruption and anti-money laundering laws.

All of these legal frameworks are complex and change frequently. Moreover, the requirements of these and other laws can vary significantly from jurisdiction to jurisdiction. Additionally, laws relating to sustainability and human rights are rapidly being adopted around the world. Capital and operating expenses required to establish and maintain compliance with all of these laws, rules and regulations and self-regulatory requirements can be significant, and violations may result in substantial fines, penalties, and civil damages as well as damage to our reputation. In addition, as we continue to expand our business into emerging and new markets and into new product categories, we increase the number of legal and self-regulatory requirements with which we are required to comply, which increases the complexity and costs of compliance, as well as the risks of noncompliance. Any significant increase in our costs to comply with applicable legal and self-regulatory requirements, or any liability arising from noncompliance, could have a material adverse effect on our business, results of operations, and financial condition.

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
•
investors' perceptions of the industries in which we operate;
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

Circumstances outside our control, including telecommunication failures, labor strikes, power and/or water shortages, acts of God, public health emergencies, including the occurrence of a pandemic, severe weather conditions, natural disasters, war, terrorism, and other geopolitical incidents have, and in the future could, materially and adversely impact our business, sales, results of operations and financial condition.

A disruption at one of our suppliers' manufacturing facilities, one of our office, manufacturing or distribution locations, or elsewhere in our global supply chain due to circumstances outside our control, have, and in the future could, materially and adversely impact our business operations. Such a disruption could occur as a result of any number of events, including but not limited to, a major equipment failure, labor stoppages, transportation failures affecting the supply and shipment of materials and finished goods, unavailability of raw materials, severe weather conditions, natural disasters, civil unrest, fire, explosions, public health emergencies, including the occurrence of pandemics such as COVID-19, war or terrorism, and disruptions in utility and other services. Any such future disruptions could materially adversely impact our business, sales, results of operations, and financial condition.

Political instability, civil unrest, war or terrorism, public health crises, including the occurrence of pandemics such as COVID-19, or other public health emergencies, and severe weather or natural disasters may also affect consumer and business confidence and the health of the economies in the countries in which we operate. Overall, adverse changes in economic conditions or sustained periods of economic uncertainty or weakness in one or more of the geographic markets in which we operate, whatever the cause, have negatively affected our historical sales and profitability, and in the future could have an adverse effect on our sales, business, results of operations, cash flow and financial condition.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We have manufacturing facilities in North America, Europe, Brazil, Mexico and Australia, and maintain distribution centers in the regional markets we service. We lease our corporate and U.S. headquarters in Lake Zurich, Illinois. The following table lists our principal facilities by segment as of December 31, 2022:

Location	Functional Use	Owned/Leased (number of properties)
ACCO Brands North America:
Burlingame, California	Office	Leased
Booneville, Mississippi	Distribution/Manufacturing	Owned
Sidney, New York	Distribution/Manufacturing	Owned
Kettering, Ohio	Office	Leased
Alexandria, Pennsylvania	Distribution/Manufacturing	Owned
Woodinville, Washington	Office	Leased
Mississauga, Canada	Distribution/Manufacturing/Office	Leased
Hong Kong	Office	Leased
Taipei, Taiwan	Office	Leased

ACCO Brands EMEA:
Sint-Niklaas, Belgium	Distribution/Manufacturing	Leased
Shanghai, China	Manufacturing	Leased
Lanov, Czech Republic	Distribution/Manufacturing	Leased
Aylesbury, England	Office	Leased
Halesowen, England	Distribution	Owned
Lillyhall, England	Manufacturing	Leased
Saint-Ame, France	Distribution	Owned
Heilbronn, Germany	Distribution	Owned
Stuttgart, Germany	Office	Leased
Uelzen, Germany	Manufacturing	Owned
Gorgonzola, Italy	Distribution/Manufacturing	Leased
Kozienice, Poland	Distribution/Manufacturing	Owned
Warsaw, Poland	Office	Leased
Arcos de Valdevez, Portugal	Manufacturing	Owned
Hestra, Sweden	Distribution/Manufacturing/Office	Owned

ACCO Brands International:
Sydney, Australia	Distribution/Manufacturing/Office	Owned/Leased (2)
Bauru, Brazil	Distribution/Manufacturing/Office	Owned (2)
Sao Paulo, Brazil	Manufacturing/Office	Leased (2)
Tokyo, Japan	Office	Leased
Lerma, Mexico	Manufacturing/Office	Owned
Mexico City, Mexico	Office	Leased
Auckland, New Zealand	Distribution/Office	Leased
Singapore	Distribution/Office	Leased (2)

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

It is the opinion of management that (other than the Brazil Tax Assessments) the ultimate resolution of currently outstanding matters will not have a material adverse effect on our financial condition, results of operations or cash flow. However, there is no assurance that we will ultimately be successful in our defense of any of these matters or that an adverse outcome in any matter will not affect our results of operations, financial condition, or cash flow. Further, future claims, lawsuits and legal proceedings could materially and adversely affect our business, reputation, results of operations, and financial condition. For additional details regarding the Brazil Tax Assessments, see "Note 12. Income Taxes – Brazil Tax Assessments" to the consolidated financial statements contained in Part II, Item 8. of this report.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Information

Our common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "ACCO." As of February 16, 2023 we had approximately 8,099 record holders of our common stock.

Stock Performance Graph

The following graph compares the cumulative total stockholder return on our common stock to that of the S&P Office Services and Supplies (SuperCap1500) Index and the Russell 2000 Index assuming an investment of $100 in each from December 31, 2017 through December 31, 2022.

	Cumulative Total Return
	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22
ACCO Brands Corporation	$100.00	$56.79	$80.59	$75.86	$76.45	$54.07
Russell 2000	100.00	88.99	111.70	134.00	153.85	122.41
S&P Office Services and Supplies (SuperCap1500)	100.00	87.00	105.89	110.54	123.89	95.52

Common Stock Purchases

The following table provides information about our purchases of equity securities during the quarter ended December 31, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
October 1, 2022 to October 31, 2022	—	$—	—	$105,645,579
November 1, 2022 to November 30, 2022	—	—	—	105,645,579
December 1, 2022 to December 31, 2022	—	—	—	105,645,579
Total	—	$—	—	$105,645,579

(1)
On February 14, 2018, the Company announced that its Board of Directors authorized the repurchase of up to $100 million in shares of its common stock. On August 7, 2019, the Company announced that its Board of Directors had authorized the repurchase of up to an additional $100 million in shares of its common stock.

During the year ended December 31, 2022, we repurchased 2.7 million of our common stock in the open market.

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

Dividend Policy

In February 2018, the Company's Board of Directors approved the initiation of a dividend program under which the Company intends to pay a regular quarterly cash dividend. Dividend information for each quarter for the years ended December 31, 2022, 2021 and 2020 is summarized below:

	2022	2021	2020
First quarter	$0.075	$0.065	$0.065
Second quarter	0.075	0.065	0.065
Third quarter	0.075	0.065	0.065
Fourth quarter	0.075	0.075	0.065
Total	$0.300	$0.270	$0.260

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

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements of ACCO Brands Corporation and the accompanying notes contained in Item 8. of this report. The following discussion and analysis are for the year ended December 31, 2022, compared with the same period in 2021 unless otherwise stated. For a discussion and analysis of the year ended December 31, 2021 compared with the same period in 2020, please refer to "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in Part II, Item 7. of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (the "SEC") on February 23, 2022.

Overview of the Company

ACCO Brands is a leading global consumer, technology and business branded products company, providing well-known brands and innovative product solutions used in schools, homes and at work. Recently we have successfully increased the mix of our sales to higher growth product categories and sales channels, including retail and mass merchants, e-tailers, and technology specialists. We have an experienced management team with a proven ability to grow brands, integrate acquisitions, manage seasonal businesses, run lean organizations and navigate challenging environments. Our products are sold primarily in the U.S., Europe, Australia, Canada, Brazil and Mexico.

ACCO Brands has three operating business segments based in different geographic regions: North America, EMEA, and International. Each business segment designs, markets, sources, manufactures, and sells recognized consumer, technology and business branded products used in schools, homes and at work. Product designs are tailored to end-user preferences in each geographic region, and where possible, leverage common engineering, design, and sourcing.

Our product categories include gaming and computer accessories; storage and organization; notebooks; shredding; laminating and binding machines; stapling; punching; planners; dry erase boards; and do-it-yourself tools, among others. We distribute our products through a wide variety of channels to ensure that our products are readily and conveniently available for purchase by consumers and other end-users, wherever they prefer to shop. These channels include mass retailers, e-tailers, discount, drug/grocery and variety chains, warehouse clubs, hardware and specialty stores, independent office product dealers, office superstores, wholesalers, contract stationers, and specialist technology businesses.

Overview of 2022 Financial Performance

Our net sales decreased $77.7 million, or 3.8 percent in 2022, including 4.6 percent from adverse foreign exchange. Comparable net sales increased 0.8 percent. Price increases added 8.0 percent while volume declined 7.2 percent. Our EMEA and North America segments reported sales declines of 12.5 percent and 4.3 percent, respectively, which was partially offset by 15.4 percent sales growth in our International segment. Volume declines reflect weaker sales of gaming accessories in North America, and lower demand in both North America and EMEA due to the challenging macroeconomic environment in the second half.

Operating income was $34.8 million compared to $151.0 million in 2021, with the decline primarily due to the non-cash goodwill impairment charge of $98.7 million related to the North America segment, partially offset by the favorable change in fair value of $28.0 million related to the PowerA contingent earnout. The decline in operating income also reflects the impact of inflation that exceeded the benefit of price increases and reduced volumes, partially offset by reduced SG&A expense, which includes lower incentive compensation expense.

We reported a net loss of $13.2 million, or ($0.14) per share compared to net income of $101.9 million, or $1.05 per share in the prior year. The current year net loss reflects the decline in operating income which includes a non-cash goodwill impairment charge.

Our operating cash flow for the year was cash provided of $77.6 million, compared to $159.6 million of cash provided in the prior year with the shortfall due to lower net income. Although down, our seasonal operating cash flow followed our historic pattern of outflow in the first half followed by strong inflows in both quarters of the second half.

We have seen most foreign currencies significantly weaken against the U.S. dollar, which has also adversely affected the sales, profitability and cash flow of our foreign operations which transact business in their local currency. We expect foreign currency fluctuations to continue to impact our results.

We experienced high levels of inflation in our cost of products that continued to escalate throughout the year. We responded by increasing our selling prices but typically the impact of price increases lag the inflationary increase. We expect the timing of inflation and pricing actions to continue to impact our results.

Consolidated Results of Operations for the Years Ended December 31, 2022 and 2021

	Year Ended December 31,		Amount of Change
(in millions, except per share data)	2022	2021	$	%/pts
Net sales	$1,947.6	$2,025.3	$(77.7)	(3.8)%
Cost of products sold	1,395.3	1,410.4	(15.1)	(1.1)%
Gross profit	552.3	614.9	(62.6)	(10.2)%
Gross profit margin	28.4%	30.4%		(2.0)	pts
Selling, general and administrative expenses	376.7	392.6	(15.9)	(4.0)%
SG&A% to net sales	19.3%	19.4%		(0.1)	pts
Amortization of intangibles	41.5	46.3	(4.8)	(10.4)%
Restructuring charges	9.6	6.0	3.6	60.0%
Goodwill impairment	98.7	—	98.7	NM
Change in fair value of contingent consideration	(9.0)	19.0	(28.0)	NM
Operating income	34.8	151.0	(116.2)	(77.0)%
Operating (loss) income margin	1.8%	7.5%		(5.7)	pts
Interest expense	45.6	46.3	(0.7)	(1.5)%
Interest income	(8.3)	(1.9)	(6.4)	NM
Non-operating pension income	(4.5)	(7.9)	3.4	(43.0)%
Other (income) expense, net	(12.9)	3.1	(16.0)	NM
Income before income tax	14.9	111.4	(96.5)	(86.6)%
Income tax expense	28.1	9.5	18.6	NM
Effective tax rate	188.6%	8.5%		180.1	pts
Net (loss) income	(13.2)	101.9	(115.1)	NM
Weighted average number of diluted shares outstanding:	95.3	97.1	(1.8)	(1.9)%
Diluted income per share	$(0.14)	$1.05	$(1.19)	NM
Comparable net sales (Non-GAAP)	$2,041.5	$2,025.3	$16.2	0.8%

Net Sales

For the year ended December 31, 2022, net sales decreased $77.7 million, or 3.8 percent. Adverse foreign exchange reduced sales $93.9 million, or 4.6 percent. Comparable net sales increased 0.8 percent. Higher prices across all segments, which added 8.0 percent, were partly offset by lower sales volume of 7.2 percent. The lower volume was driven by North America and EMEA due to challenging macroeconomic conditions in the second half, and lower demand for gaming accessories in North America, partly offset by higher sales volume in International.

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

For the year ended December 31, 2022, cost of products sold decreased $15.1 million, or 1.1 percent, due to foreign exchange and reduced sales, partially offset by increased inflation specifically related to inbound and outbound freight, purchased finished goods and raw materials. Foreign exchange reduced cost of products sold $69.6 million, or 4.9 percent.

Gross Profit

For the year ended December 31, 2022, gross profit decreased $62.6 million, or 10.2 percent. Gross profit margin decreased 200 basis points. The reduction in gross profit reflects the decline in sales volume. The decrease in the gross profit margin is primarily due to the cumulative impact of inflationary costs which exceeded our sales price increases. Foreign exchange reduced gross profit $24.3 million, or 4.0 percent.

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

For the year ended December 31, 2022, SG&A decreased $15.9 million, or 4.0 percent, primarily due to lower incentive compensation and the favorable impact of foreign exchange, partially offset by increased sales and marketing expense.

Restructuring Charges

For the year ended December 31, 2022, restructuring charges were $9.6 million compared with $6.0 million in 2021. The current year restructuring expense was primarily for severance costs in North America and EMEA related to cost reduction initiatives. Prior year restructuring expense was primarily related to severance costs in North America and International.

Change in Fair Value of Contingent Consideration

For the year ended December 31, 2022, the change in fair value of contingent consideration related to the earnout for the PowerA acquisition was a favorable change of $28.0 million, due to the reversal of prior period accruals. The PowerA financial results did not warrant any additional earnout payments.

Goodwill Impairment

For the twelve months ended December 31, 2022, we recorded a non-cash goodwill impairment charge of $98.7 million for our North America reporting unit. Our goodwill balance could be at risk of further impairment if operating performance is not as expected.

See "Note 10. Goodwill and Identifiable Intangible Assets" to the consolidated financial statements contained in Part II, Item 8. of this report for more information.

Operating Income

For the year ended December 31, 2022, operating income decreased $116.2 million to $34.8 million compared to $151.0 million in the prior year, primarily due to the non-cash goodwill impairment charge of $98.7 million for our North America reporting unit, partly offset by the favorable change in our contingent earnout expense of $28.0 million. The decrease reflects the lower gross profit, higher restructuring expense and adverse foreign exchange of $6.3 million. This was partially offset by lower SG&A expenses.

Interest (Income) Expense

For the year ended December 31, 2022, interest income increased $6.4 million due to higher cash balances and increased interest rates in Brazil. Interest expense was similar to prior year with significantly higher rates on our variable debt mitigated by the impact of lower rates due to the bond refinancing.

Other (Income) Expense, Net

For the year ended December 31, 2022, other (income) expense, net increased $16.0 million primarily due to charges of $13.5 million related to the refinancing of our debt in the prior year that did not recur, and a $3.5 million gain on the sale of our Ogdensburg, New York facility in 2022.

Income Tax Expense

For the year ended December 31, 2022, we recorded income tax expense of $28.1 million on income before taxes of $14.9 million. This reflects no income tax benefit on the non-deductible goodwill impairment charge of $98.7 million. This compared with an income tax expense of $9.5 million on income before taxes of $111.4 million for the twelve months ended December 31, 2021 which included a $15.5 million benefit from the reversal of a valuation allowance.

See "Note 12. Income Taxes" to the Consolidated Financial Statements contained in Part II, Item 8. of this report for more information.

Net (Loss) Income/Diluted (Loss) Income per Share

For the year ended December 31, 2022, net loss was $13.2 million, or ($0.14) per share, compared to net income of $101.9 million, or $1.05 per share, in the prior year. The current year net loss reflects the decline in operating income which includes a non-cash goodwill impairment charge.

Segment Net Sales and Operating Income for the Years Ended December 31, 2022 and 2021

ACCO Brands North America

	Year Ended December 31,		Amount of Change
(in millions)	2022	2021	$	%/pts
Net sales	$998.0	$1,042.4	$(44.4)	(4.3)%
Segment operating income⁽¹⁾	(4.9)	121.9	(126.8)	NM
Segment operating (loss) income margin	(0.5)%	11.7%		NM
Comparable net sales (Non-GAAP)⁽²⁾	$1,002.3	$1,042.4	$(40.1)	(3.9)%

(1)
Segment operating income for North America includes goodwill impairment charges but excludes corporate costs. See "Note 18. Information on Business Segments" to the consolidated financial statements contained in Part II, Item 8. of this report for a reconciliation of total "Segment operating income" to "Income before income tax."
(2)
See reconciliation to GAAP, contained in Part II, Item 7. "Supplemental Non-GAAP Financial Measures" of this report.

For the year ended December 31, 2022, net sales decreased $44.4 million, or 4.3 percent. Decreased volume of $100.5 million, or 9.6 percent, was partly offset by sales price increases which added $60.3 million, or 5.8 percent. The volume decline is primarily due to lower sales of gaming accessories from lower industry-wide demand and the continued impact of semiconductor chip shortages. The lower sales of gaming accessories were partly offset by increases in sales of business and school products and computer accessories. Sales were also negatively impacted by lower inventory replenishment by our retailer customers during the second half of the year due to the challenging macroeconomic environment.

For the year ended December 31, 2022, operating loss was $4.9 million compared to operating income of $121.9 million, primarily due to the non-cash goodwill impairment charge of $98.7 million. The decrease in operating results and operating margin was also impacted by lower sales volume and higher inflation on raw materials, finished goods and inbound and outbound freight costs.

ACCO Brands EMEA

	Year Ended December 31,		Amount of Change
(in millions)	2022	2021	$	%/pts
Net sales	$580.3	$662.9	$(82.6)	(12.5)%
Segment operating income⁽¹⁾	21.7	61.7	(40.0)	(64.8)%
Segment operating income margin	3.7%	9.3%		-5.6	pts
Comparable net sales (Non-GAAP)⁽²⁾	$658.5	$662.9	$(4.4)	(0.7)%

(1)
Segment operating income excludes corporate costs. See "Note 18. Information on Business Segments" to the consolidated financial statements contained in Part II, Item 8. of this report for a reconciliation of total "Segment operating income" to "Income before income tax."
(2)
See reconciliation to GAAP, contained in Part II, Item 7. "Supplemental Non-GAAP Financial Measures" of this report.

For the year ended December 31, 2022, net sales decreased $82.6 million, or 12.5 percent. Adverse foreign exchange reduced sales by $78.2 million, or 11.8 percent. Comparable net sales decreased 0.7 percent, reflecting lower volume of $67.0 million, or 10.1 percent, primarily from reduced demand for business products due to a challenging macroeconomic environment. Price increases partly offset the lower volume, adding $62.7 million, or 9.5 percent.

For the year ended December 31, 2022, operating income decreased $40.0 million, or 64.8 percent. Adverse foreign exchange reduced operating income by $4.8 million, or 7.8 percent. Operating income and operating margin decreased due to lower sales volume, higher costs for raw materials and freight due to inflation that exceeded the impact of price increases and negative fixed cost leverage.

ACCO Brands International

	Year Ended December 31,		Amount of Change
(in millions)	2022	2021	$	%/pts
Net sales	$369.3	$320.0	$49.3	15.4%
Segment operating income⁽¹⁾	50.5	31.6	18.9	59.8%
Segment operating income margin	13.7%	9.9%		3.8	pts
Comparable net sales (Non-GAAP)⁽²⁾	$380.7	$320.0	$60.7	19.0%

(1)
Segment operating income excludes corporate costs. See "Note 18. Information on Business Segments" to the consolidated financial statements contained in Part II, Item 8. of this report for a reconciliation of total "Segment operating income" to "Income before income tax."
(2)
See reconciliation to GAAP, contained in Part II, Item 7. "Supplemental Non-GAAP Financial Measures" of this report.

For the year ended December 31, 2022, net sales increased $49.3 million, or 15.4 percent. Adverse foreign exchange reduced sales $11.4 million, or 3.6 percent. Comparable net sales increased 19.0 percent, due to price increases, which added $38.9 million or 12.2 percent, and increased volume of $21.7 million, or 6.8 percent, primarily in Latin America due to a return to in-person education and work.

For the year ended December 31, 2022, operating income increased $18.9 million, or 59.8 percent. The increase in operating income was due to higher sales volumes, pricing, and improved expense leverage. Foreign exchange reduced operating income $1.3 million.

Liquidity and Capital Resources

Our primary liquidity needs are to support our working capital requirements, service indebtedness and fund capital expenditures, dividends, repurchase stock, and acquisitions. Our principal sources of liquidity are cash flows from operating activities, cash and cash equivalents held and seasonal borrowings under our $600 million multi-currency revolving credit facility (the "Revolving Facility"). As of December 31, 2022, there was $72.8 million in borrowings outstanding under the Revolving Facility ($23.6 million reported in "Current portion of long-term debt" and $49.2 million reported in "Long-term debt, net"), and the amount available for borrowings was $517.8 million (allowing for $9.4 million of letters of credit outstanding on that date). We had $62.2 million cash on hand as of December 31, 2022.

Effective November 7, 2022, we entered into an amendment to our bank credit agreement, which increases our maximum consolidated leverage ratio financial covenant ("Consolidated Leverage Ratio"), beginning with the fourth quarter of 2022 through December 2023 and for the first and second quarters of each year thereafter, and favorably amends several other items. As of December 31, 2022, our Consolidated Leverage Ratio was approximately 4.16 to 1.00 versus our maximum covenant of 4.50 to 1.00. We have no debt maturities before March 2026.

The $429.9 million of debt currently outstanding under our senior secured credit facilities has a weighted average interest rate of 4.90 percent as of December 31, 2022, and the $575.0 million outstanding principal amount of our senior unsecured notes due March 2029 ("Senior Unsecured Notes") has a fixed interest rate of 4.25 percent.

Summary of Cash Flow by Quarter and Full-Year for 2022 and 2021

	2022
(in millions)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Full Year
Net cash (used) provided by operating activities:	$(104.2)	$6.3	$88.3	$87.2	$77.6

Net cash (used) provided by investing activities:	(3.4)	(3.4)	(4.8)	2.3	(9.3)

Net cash provided (used) by financing activities:	153.5	0.4	(95.6)	(106.6)	(48.3)
Effect of foreign exchange rate changes on cash and cash equivalents	4.2	(2.9)	(1.6)	1.3	1.0
Net increase (decrease) in cash and cash equivalents	$50.1	$0.4	$(13.7)	$(15.8)	$21.0

	2021
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Full Year
Net cash (used) provided by operating activities:	$(42.4)	$(12.7)	$99.1	$115.6	$159.6

Net cash provided (used) by investing activities:	14.4	(8.3)	(4.6)	(7.3)	(5.8)

Net cash provided (used) by financing activities:	68.3	21.9	(112.7)	(124.7)	(147.2)
Effect of foreign exchange rate changes on cash and cash equivalents	(1.8)	1.9	(1.6)	(0.5)	(2.0)
Net increase (decrease) in cash and cash equivalents	$38.5	$2.8	$(19.8)	$(16.9)	$4.6

Because of the seasonality of our business, all our operating cash flow is generated in the second half of the year, as the cash inflows in the first and second quarters are consumed building working capital and for making our annual performance-based compensation payments, when earned. Our third and fourth quarter cash flow comes from completing the working capital cycle. Although down, our 2022 operating cash flow followed our historical seasonal pattern.

Consolidated cash and cash equivalents were $62.2 million as of December 31, 2022, approximately $43.3 million of which was held in Brazil. Our Brazilian business is highly seasonal due to the timing of the back-to-school season, which coincides with the calendar year-end in the fourth quarter. Due to various tax laws, it is costly to transfer short-term working capital in and out of Brazil; therefore, our normal practice is to hold seasonal cash requirements in Brazil and invest them in short-term Brazilian government securities.

Debt

Effective November 7, 2022, the Company entered into a Sixth Amendment (the "Sixth Amendment") to its Third Amended and Restated Credit Agreement, as amended, among the Company, certain subsidiaries of the Company, Bank of America, N.A., as administrative agent, and the other lenders party thereto (the "Credit Agreement"). Pursuant to the Sixth Amendment, the Credit Agreement was amended to, among other things:

•
increase the maximum Consolidated Leverage Ratio financial covenant from then current levels for each of the five fiscal quarters beginning December 31, 2022, and ending December 31, 2023, as follows:

Quarter Ended	Maximum Consolidated Leverage Ratio
December 2022	4.50:1.00
March 2023	5.00:1.00
June 2023	5.00:1.00
September 2023	4.75:1.00
December 2023	4.25:1.00

•
modify the maximum Consolidated Leverage Ratio financial covenant for all first and second fiscal quarters after December 31, 2023, from the current level of 4.00x to 4.50x, while maintaining the current level of 4.00x for all third and fourth fiscal quarters;
•
limit the maximum Consolidated Leverage Ratio to 5.00:1.00 at any time, thereby capping any material acquisition step ups for the fiscal quarters ending March 31, 2023, June 30, 2023 and September 30, 2023;
•
increase the Company’s flexibility under the restricted payments baskets;
•
remove the anti-cash hoarding provision; and
•
change the U.S. dollar reference rate from LIBOR-based pricing to SOFR-based pricing, with no changes to existing margins.

The current maturity of the Credit Agreement, as amended, is March 31, 2026.

Financial Covenants

As of December 31, 2022, our Consolidated Leverage Ratio was approximately 4.16 to 1.00 versus our maximum covenant of 4.50 to 1.00. Our Interest Coverage Ratio was approximately 6.56 to 1.00 versus the minimum covenant of 3.00 to 1.00.

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

As of and for the periods ended December 31, 2022 and December 31, 2021, the Company was in compliance with all applicable loan covenants under its senior secured credit facilities and the Senior Unsecured Notes.

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

During the year ended December 31, 2022, the Company recorded $9.6 million in restructuring expenses: $5.3 million of restructuring expense for our North America segment; $3.4 million for our EMEA segment; $0.7 million for our International segment; and $0.2 million for Corporate. Restructuring charges in 2022 were primarily for severance costs related to cost reduction initiatives which are expected to generate approximately $13.0 million of savings in our North America and EMEA segments, the majority of which will be realized in the next twelve months. For further information, see "Note 11. Restructuring" to the consolidated financial statements contained in Part II. Item 8. of this report.

In addition, during the year ended December 31, 2021, the Company recorded an aggregate $2.6 million in integration and transaction expenses related to the acquisitions of PowerA and Foroni.

Cash Flow for the Years Ended December 31, 2022 and 2021

Cash Flow from Operating Activities

Cash provided by operating activities during the year ended December 31, 2022 was $77.6 million, a decrease of $82.0 million compared to cash provided by operating activities of $159.6 million during the prior year. The decrease in cash provided by operating activities was primarily driven by lower net income of $115.1 million, partially offset by non-cash add backs of $70.5 million, which includes a goodwill impairment charge. Cash provided by operating activities was also down due to higher annual incentive payments of $15.3 million, a contingent earnout payment of $9.2 million, an increase in cash used for customer programs, income taxes, and higher payments related to all other current and non-current liabilities, partially offset by lower investments in trade working capital of $67.0 million.

The table below shows our cash flow provided (used) by accounts receivable, inventories and accounts payable for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
(in millions)	2022	2021	Amount of Change
Accounts receivable	$31.6	$(77.6)	$109.2
Inventories	23.2	(131.8)	155.0
Accounts payable	(66.0)	131.2	(197.2)
Cash flow used by trade working capital	$(11.2)	$(78.2)	$67.0

•
Accounts receivable was a source of cash of $31.6 million during the twelve months ended December 31, 2022, a favorable change of $109.2 million compared to a use of cash of $77.6 million during the twelve months ended December 31, 2021. The $109.2 million favorable change was due to increased recovery of past due accounts and a reduction of accounts receivable due to lower sales in the current year. The prior year included an increase in accounts receivable due to the acquisition of PowerA.
•
Inventories was a source of cash of $23.2 million during the twelve months ended December 31, 2022, a favorable change of $155.0 million when compared with the $131.8 million cash used during the twelve months ended December 31, 2021. The favorable change was primarily driven by a reduction in inventory levels when compared to the prior year during which significant safety stock was purchased to mitigate supply chain issues. These reductions are partly offset by higher costs driven by inflation on raw materials and finished goods.
•
Accounts payable was a use of cash of $66.0 million during the twelve months ended December 31, 2022, an unfavorable change of $197.2 million when compared to a source of cash of $131.2 million during the twelve months ended December 31, 2021. The $197.2 million unfavorable change was due to lower inventory purchases in 2022 and a higher level of accounts payable at the end of the prior year.

Cash Flow from Investing Activities

Cash used by investing activities was $9.3 million and $5.8 million for the twelve months ended December 31, 2022 and 2021, respectively. Cash provided by acquisitions decreased by $15.4 million primarily because the prior year period included a working capital adjustment received from the seller of PowerA that did not recur. Partially offsetting this were proceeds from the sale of our Ogdensburg, New York facility of $6.6 million and lower cash used for capital expenditures of $4.7 million.

Cash Flow from Financing Activities

Cash used by financing activities was $48.3 million for the twelve months ended December 31, 2022, a decrease of cash used of $98.9 million, compared with cash used of $147.2 million by financing activities during the prior year. The decrease of $98.9 million primarily relates to an increase in cash provided by our incremental net borrowings of $119.8 million, compared to the prior year. In addition, cash outflows related to our debt refinancing decreased $19.1 million compared to the prior year. Partly offsetting the cash provided by financing activities were uses of cash for share repurchases of $19.4 million and increases in the contingent earnout payment of $17.4 million and dividends paid of $2.8 million, compared to the prior year.

Capitalization

The Company had 94.3 million and 95.8 million shares of common stock outstanding as of December 31, 2022, and 2021, respectively.

Adequacy of Liquidity Sources

Based on our 2023 business plan and current forecasts, we believe that cash flow from operations, our current cash balance and borrowings available under our Revolving Facility will be adequate to support our requirements for working capital, capital expenditures, dividend payments, share repurchases and debt service in both the short and long-term. Our future operating performance is dependent on many factors, some of which are beyond our control, including prevailing economic, financial and industry conditions. For further information on these risks, see "Part I, Item1A. Risk Factors" of this report.

Off-Balance-Sheet Arrangements and Contractual Financial Obligations

The Company does not have any material off-balance-sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Our contractual obligations and related payments by period as of December 31, 2022 were as follows:

(in millions)	2023	2024 - 2025	2026 - 2027	Thereafter	Total
Debt	$60.1	$64.2	$305.6	$575.0	$1,004.9
Interest on debt(1)	43.9	81.8	56.3	29.5	211.5
Operating lease obligations(2)	25.4	35.9	21.8	29.1	112.2
Purchase obligations(3)	132.3	10.6	1.0	0.1	144.0
Transition Toll Tax(4)	5.8	17.3	—	—	23.1
Other long-term liabilities(5)	16.6	14.9	15.2	37.5	84.2
Total	$284.1	$224.7	$399.9	$671.2	$1,579.9

(1)
Interest calculated at December 31, 2022, rates for variable rate debt.
(2)
For further information on leases, see "Note 5. Leases" to the consolidated financial statements contained in Item 8. of this report.
(3)
Purchase obligations primarily consist of contracts and non-cancelable purchase orders for raw materials and finished goods.
(4)
The U.S. Tax Cuts and Jobs Act requires companies to pay a one-time Transition Toll Tax, which is payable over eight years.

(5)
Other long-term liabilities consist of estimated expected employer contributions for 2023, along with estimated future payments, for pension and post-retirement plans that are not paid from assets held in a plan trust.

Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at December 31, 2022, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, $39.1 million of unrecognized tax benefits have been excluded from the contractual obligations table above. For further information, see "Note 12. Income Taxes" to the consolidated financial statements contained in Part II. Item 8. of this report.

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

For our products, we transfer control and recognize a sale primarily when we either ship the product from our manufacturing facility or distribution center, or upon delivery to a customer-specified location depending upon the terms in the customer agreement. In addition, we recognize revenue for private label products as the product is manufactured (or over time) when a contract has an enforceable right to payment. For consignment arrangements, revenue is not recognized until the products are sold to the end customer.

Customer programs and incentives ("Customer Program Costs") are a common practice in our industry. We incur Customer Program Costs to obtain favorable product placement, to promote sell-through of products and to maintain competitive pricing. The amount of consideration we receive and revenue we recognize is impacted by Customer Program Costs, including sales rebates; in-store promotional allowances; shared media and customer catalog allowances; other cooperative advertising arrangements; freight allowance programs offered to our customers; allowances for discounts and reserves for returns. We recognize Customer Program Costs, primarily as a deduction to gross sales, at the time that the associated revenue is recognized. Customer Program Costs are based on management's best estimates using the most likely amount method and is an amount that is probable of not being reversed. In the absence of a signed contract, estimates are based on historical or projected experience for each program type or customer. We adjust our estimate of revenue when the most likely amount of consideration we expect to receive changes.

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

We performed our annual assessment, in the second quarter of 2022, on a qualitative basis, and concluded that it was not more likely than not that the fair value of any indefinite-lived intangible was less than its carrying amount. During 2022, our revenue generated from our Leitz indefinite-lived trade name declined. Accordingly, as of August 31, 2022, we completed an impairment assessment, on a quantitative basis, for our Leitz indefinite-lived trade name. The result of our assessment was that the fair value of the Leitz indefinite-lived trade name exceeded its carrying value by less than five percent and we concluded that no impairment existed. In addition, we have not identified a triggering event through December 31, 2022 that more likely than not would result in impairment.

Goodwill

Goodwill has been recorded on our balance sheet and represents the excess of the cost of an acquisition when compared with the fair value of the net assets acquired. The authoritative guidance on goodwill and other intangible assets requires that goodwill be tested for impairment at a reporting unit level. We have determined that our reporting units are North America, EMEA and International.

We test goodwill for impairment annually, during the second quarter, or any interim period when market or business events indicate there may be a potential adverse impact on goodwill. As permitted by GAAP, we may perform a qualitative assessment to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative goodwill impairment test as required by GAAP. We performed our annual assessment in the second quarter of 2022, on a quantitative basis, and concluded that it was not more likely than not that the fair value of any reporting unit was less than its carrying amount.

During the third quarter of 2022, our market capitalization declined further compared to the second quarter of 2022. In addition, our forecasted cash flows for our North America and EMEA reporting units decreased due to lower inventory replenishment by major retailers, lower sales of gaming accessories, and a challenging demand environment in several countries within EMEA. As a result, we identified a triggering event indicating it was more likely than not that an impairment loss had been incurred. Accordingly, as of August 31, 2022, we completed a goodwill impairment assessment, on a quantitative basis, for goodwill for each of our three reporting units. The result of our assessment was that the fair value of the North America reporting unit did not exceed its carrying value resulting in an impairment charge of $98.7 million. The result of our assessment for the International and EMEA reporting units was that the fair value of each exceeded its carrying values by greater than ten percent and fifty percent, respectively, and we concluded that no impairment existed.

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

The implied fair values of all three of our reporting units, more likely than not, exceed their carrying values at December 31, 2022. In addition, we have not identified a triggering event that would cause us to perform another quantitative goodwill impairment analysis. We believe the assumptions used in our goodwill impairment analysis are appropriate and result in reasonable estimates of the implied fair value of each reporting unit. However, given the economic environment and the uncertainties regarding the impact on our business, there can be no assurance that our estimates and assumptions, made for purposes of our goodwill impairment testing, will prove to be an accurate prediction of the future. If our assumptions regarding future performance are not achieved, we may be required to record additional goodwill impairment charges in future periods.

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

The discount rate assumptions used to determine the pension and post-retirement obligations of the benefit plans are based on a spot-rate yield curve that matches projected future benefit payments with the appropriate interest rate applicable to the timing of the projected future benefit payments. For the majority of the obligations, the assumed discount rates reflect market rates for high-quality corporate bonds currently available and were determined by constructing a yield curve based on a large population of high quality corporate bonds. Where the corporate bond market is not sufficiently deep, government bond yields are used instead. The resulting discount rates reflect the matching of plan liability cash flows to the yield curves.

For the ACCO Europe Pension Plan, the Company’s discount rate assumption methodology was based on the yield curve that uses a dataset of bonds rated AA by at least one of the main rating agencies.

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

Pension income was $3.1 million, $5.4 million and $2.1 million for the years ended December 31, 2022, 2021, and 2020, respectively. Post-retirement income was $0.4 million for each of the years ended December 31, 2022, 2021, and 2020. The decrease in pension income was due to higher discount rates in our foreign pension plans.

The weighted average assumptions used to determine benefit obligations for the years ended December 31, 2022, 2021, and 2020 were as follows:

	Pension						Post-retirement
	U.S.			International
	2022	2021	2020	2022	2021	2020	2022	2021	2020
Discount rate	5.1%	2.9%	2.6%	4.5%	1.8%	1.2%	3.8%	2.4%	1.9%
Rate of compensation increase	N/A	N/A	N/A	3.0%	3.0%	2.9%	N/A	N/A	N/A

The weighted average assumptions used to determine net periodic benefit cost for the years ended December 31, 2022, 2021 and 2020 were as follows:

	Pension						Post-retirement
	U.S.			International
	2022	2021	2020	2022	2021	2020	2022	2021	2020
Discount rate	2.9%	3.1%	3.2%	1.8%	1.0%	1.6%	2.4%	2.2%	2.7%
Expected long-term rate of return	6.5%	6.8%	7.0%	4.0%	4.0%	4.2%	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	3.0%	2.7%	2.9%	N/A	N/A	N/A

In 2023, we expect pension income of approximately $0.4 million and post-retirement expense of approximately $1.6 million.

A 25-basis point decrease (0.25 percent) in our discount rate assumption would lead to an increase in our pension and post-retirement expense of approximately $0.7 million for 2023. A 25-basis point change in our long-term rate of return assumption would lead to an increase or decrease in pension and post-retirement expense of approximately $1.1 million for 2023.

Pension and post-retirement liabilities of $155.5 million as of December 31, 2022, decreased from $222.3 million at December 31, 2021, primarily due to the higher discount rate assumptions compared to the prior year, partly offset by investment losses in 2022. These factors were the primary reasons for the actuarial gains of $204.5 million that were recognized in 2022.

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

Recently Adopted Accounting Standards

For information on recently adopted accounting pronouncements, see "Note 2. Significant Accounting Policies, Recent Accounting Pronouncements and Adopted Accounting Standards" to the consolidated financial statements contained in Part II. Item 8. of this report.

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

The following tables provide a reconciliation of GAAP net sales change as reported to non-GAAP comparable sales change:

	Comparable Sales - Year Ended December 31, 2022
		Non-GAAP
	GAAP	Currency	Comparable
(in millions)	Net Sales	Translation	Net Sales
ACCO Brands North America	$998.0	$(4.3)	$1,002.3
ACCO Brands EMEA	580.3	(78.2)	658.5
ACCO Brands International	369.3	(11.4)	380.7
Total	$1,947.6	$(93.9)	$2,041.5

	Amount of Change - Year Ended December 31, 2022 compared to the Year Ended December 31, 2021
	$ Change - Net Sales
		Non-GAAP
	GAAP		Comparable
	Net Sales	Currency	Net Sales
(in millions)	Change	Translation	Change
ACCO Brands North America	$(44.4)	$(4.3)	$(40.1)
ACCO Brands EMEA	(82.6)	(78.2)	(4.4)
ACCO Brands International	49.3	(11.4)	60.7
Total	$(77.7)	$(93.9)	$16.2

	% Change - Net Sales
		Non-GAAP
	GAAP		Comparable
	Net Sales	Currency	Net Sales
	Change	Translation	Change
ACCO Brands North America	(4.3)%	(0.4)%	(3.9)%
ACCO Brands EMEA	(12.5)%	(11.8)%	(0.7)%
ACCO Brands International	15.4%	(3.6)%	19.0%
Total	(3.8)%	(4.6)%	0.8%

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various market risks, including changes in foreign currency exchange rates and interest rate changes. We enter into financial instruments to manage and reduce the impact of these risks, not for trading or speculative purposes. The counterparties to these financial instruments are major financial institutions.

See also "Part I. Item 1A. Risk Factors" of this report.

Foreign Exchange Risk Management

We enter into forward foreign currency contracts to reduce the effect of fluctuating foreign currencies, primarily on foreign inventory purchases and intercompany loans, which create foreign exchange exposure relative to the trading currency of the foreign operating unit. Our primary exposure to currency movements is in the Euro, the Swedish krona, the British pound, the Brazilian real, the Australian dollar, the Canadian dollar, and the Mexican peso. Principal currencies hedged against the U.S. dollar include the Euro, Australian dollar, Canadian dollar, Swedish krona, British pound and Japanese yen. Increases and decreases in the fair market values of our forward agreements are expected to be offset by gains/losses in recognized net underlying foreign currency transactions or loans. Notional amounts of outstanding foreign currency forward exchange contracts were $187.8 million and $214.8 million at December 31, 2022, and 2021, respectively. The net fair value of these foreign currency contracts was $1.7 million and $5.6 million at December 31, 2022, and 2021, respectively. At December 31, 2022, a 10-percent unfavorable exchange rate movement in our portfolio of foreign currency forward contracts would have reduced our unrealized gains $18.6 million. Consistent with the use of these contracts to neutralize the effect of exchange rate fluctuations, such unrealized losses or gains would be offset by corresponding gains or losses, respectively, in the remeasurement of the underlying transactions being hedged. When taken together, we believe these forward contracts and the offsetting underlying commitments do not create material market risk.

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

As of December 31, 2022, the applicable rate on Euro, Australian and Canadian dollar loans was 2.00 percent and the applicable rate on Base Rate loans was 1.00 percent. Undrawn amounts under the Revolving Facility are subject to a commitment fee rate of 0.20 percent to 0.50 percent per annum, depending on the Company’s Consolidated Leverage Ratio. As of December 31, 2022, the commitment fee rate was 0.35 percent.

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

The following table summarizes information about our major debt components as of December 31, 2022, including the principal cash payments and interest rates.

Debt Obligations

		Stated Maturity Date
(in millions)		2023		2024		2025	2026		2027	Thereafter	Total	Fair Value
Long term debt:
Fixed rate Senior Unsecured Notes, due March 2029		$—		$—		$—	$—		$—	$575.0	$575.0	$480.1
Fixed interest rate											4.25%
Euro Senior Secured Term Loan A, due March 2026		$17.1		$18.7		$23.4	$168.2		$—	$—	$227.4	$227.4
USD Senior Secured Term Loan A, due March 2026		6.4		6.9		8.7	62.4			—	84.4	84.4
Australian Dollar Senior Secured Term Loan A, due March 2026		$2.6		$2.9		$3.6	$25.8	$		$—	$34.9	$34.9
U.S. Dollar Senior Secured Revolving Credit Facility, due March 2026		$23.6	$		$		$35.0		$—	$—	$58.6	$58.6
Australian Dollar Senior Secured Revolving Credit Facility, due March 2026	$		$		$		$14.2		$—	$—	$14.2	$14.2
Average variable interest rate(1)		4.90%		4.90%		4.90%	4.90%		4.90%

(1)
Rates presented are as of December 31, 2022.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

ACCO Brands Corporation:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of ACCO Brands Corporation and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of (loss) income, comprehensive (loss) income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes and financial statement schedule II - Valuation and Qualifying Accounts and Reserves (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Write-down of certain finished goods inventory for obsolete and slow-moving items

As discussed in Notes 2 and 8 of the consolidated financial statements, the finished goods inventory balance as of December 31, 2022 was $314.0 million. The Company records inventory at the lower of cost (principally first-in, first-out) or net realizable value. The write-down of inventory for obsolete and slow-moving inventory items (OSMI) is recorded based on write-down percentages applied to certain finished goods inventory.

We identified the evaluation of the write-down of certain finished goods inventory for OSMI as a critical audit matter, due to the subjective auditor judgment involved in evaluating the Company’s estimate of the OSMI write-down, specifically for certain finished goods inventory. The key assumption used in determining the OSMI write-down was the write-down percentages applied to certain finished good inventory.

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

Goodwill Impairment Assessment of North America and International Reporting Unit

As discussed in Note 10 to the consolidated financial statements, the carrying value of goodwill as of December 31, 2022 was $671.5 million, of which $177.9 million related to the International reporting unit and $348.0 million related to the

North America reporting unit. The Company performs a goodwill impairment assessment on an annual basis during the second quarter of each fiscal year and whenever circumstances or other events occur that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Reporting units are tested for impairment by comparing the fair value of each reporting unit with its carrying amount. If the fair value of a reporting unit exceeds the carrying value of the net assets assigned to it, goodwill is not considered impaired and no further testing is required. If the carrying amount exceeds the fair value, an impairment loss is recorded. Management generally uses a combination of both a discounted cash flows and a market approach to estimate the fair value of reporting units. During 2022, the Company performed a quantitative assessment for its annual impairment evaluation as of May 31, 2022 and concluded that no impairment existed. During the third quarter of 2022, the Company identified a triggering event and performed a quantitative assessment as of August 31, 2022 and concluded that an impairment of $98.7 million relating to the North America reporting unit existed.

We identified the evaluation of the recoverability of the carrying value of goodwill for the International reporting unit as of May 31, 2022 and the North America reporting unit as of May 31, 2022 and August 31, 2022 as a critical audit matter. Specifically, our evaluation of certain assumptions, including forecasted revenue projections and the discount rate, required a high degree of auditor judgment as they were based on subjective determinations of future market and economic conditions. The assumptions were challenging to audit as changes to the assumptions could have had a significant effect on the Company’s assessment of the fair value of the reporting unit and the amount of impairment recorded or whether an impairment existed. Additionally, the audit effort associated with the evaluation of the discount rate required specialized skills and knowledge.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s goodwill impairment assessment process including controls over the revenue projections and the discount rate. We evaluated the Company’s forecasted revenue growth rates for the International and North America reporting units, by comparing them to the Company’s prior quantitative impairment forecast, historical growth rates including current year actual results, arrangements with customers, and inflation rate factors. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the Company’s selection of the discount rate, by comparing it to discount rate ranges that were independently developed using publicly available market data. They also assisted in performing a sensitivity analysis to assess the impact of possible changes to the discount rate.

/s/ KPMG LLP

We have served as the Company’s auditor since 2009.

Chicago, Illinois

February 24, 2023

ACCO Brands Corporation and Subsidiaries

Consolidated Balance Sheets

	December 31, 2022	December 31, 2021
(in millions)
Assets
Current assets:
Cash and cash equivalents	$62.2	$41.2
Accounts receivable less allowances of $26.6 and $27.6, respectively	384.1	416.1
Inventories	395.2	428.0
Other current assets	40.8	39.6
Total current assets	882.3	924.9
Total property, plant and equipment	589.2	656.4
Less: accumulated depreciation	(404.1)	(441.8)
Property, plant and equipment, net	185.1	214.6
Right of use asset, leases	88.8	105.2
Deferred income taxes	99.7	115.9
Goodwill	671.5	802.5
Identifiable intangibles, net of accumulated amortization of $380.7 and $346.1, respectively	847.0	902.2
Other non-current assets	20.3	26.0
Total assets	$2,794.7	$3,091.3
Liabilities and Stockholders' Equity
Current liabilities:
Notes payable	$10.3	$9.4
Current portion of long-term debt	49.7	33.6
Accounts payable	239.5	308.2
Accrued compensation	38.3	56.9
Accrued customer program liabilities	103.3	101.4
Lease liabilities	21.2	24.4
Current portion of contingent consideration	—	24.8
Other current liabilities	126.7	149.9
Total current liabilities	589.0	708.6
Long-term debt, net of debt issuance costs of $8.4 and $9.6, respectively	936.5	954.1
Long-term lease liabilities	75.2	89.0
Deferred income taxes	144.1	145.2
Pension and post-retirement benefit obligations	155.5	222.3
Contingent consideration	—	12.0
Other non-current liabilities	84.3	95.3
Total liabilities	1,984.6	2,226.5
Stockholders' equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized; none issued and none outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 98,851,581 and 100,118,494 shares issued and 94,260,926 and 95,817,946 outstanding, respectively	1.0	1.0
Treasury stock, 4,590,655 and 4,300,548 shares, respectively	(43.4)	(40.9)
Paid-in capital	1,897.2	1,902.2
Accumulated other comprehensive loss	(540.3)	(535.5)
Accumulated deficit	(504.4)	(462.0)
Total stockholders' equity	810.1	864.8
Total liabilities and stockholders' equity	$2,794.7	$3,091.3

See notes to consolidated financial statements.

ACCO Brands Corporation and Subsidiaries

Consolidated Statements of (Loss) Income

	Year Ended December 31,
(in millions, except per share data)	2022	2021	2020
Net sales	$1,947.6	$2,025.3	$1,655.2
Cost of products sold	1,395.3	1,410.4	1,162.8
Gross profit	552.3	614.9	492.4
Operating costs and expenses:
Selling, general and administrative expenses	376.7	392.6	336.3
Amortization of intangibles	41.5	46.3	32.8
Restructuring charges	9.6	6.0	10.9
Goodwill impairment	98.7	—	—
Change in fair value of contingent consideration	(9.0)	19.0	—
Total operating costs and expenses	517.5	463.9	380.0
Operating income	34.8	151.0	112.4
Non-operating expense (income):
Interest expense	45.6	46.3	38.8
Interest income	(8.3)	(1.9)	(1.0)
Non-operating pension income	(4.5)	(7.9)	(5.6)
Other (income) expense, net	(12.9)	3.1	1.6
Income before income tax	14.9	111.4	78.6
Income tax expense	28.1	9.5	16.6
Net (loss) income	$(13.2)	$101.9	$62.0

Per share:
Basic income per share	$(0.14)	$1.07	$0.65
Diluted income per share	$(0.14)	$1.05	$0.65

Weighted average number of shares outstanding:
Basic	95.3	95.5	94.9
Diluted	95.3	97.1	96.1

See notes to consolidated financial statements.

ACCO Brands Corporation and Subsidiaries

Consolidated Statements of Comprehensive (Loss) Income

	Year Ended December 31,
(in millions)	2022	2021	2020
Net (loss) income	$(13.2)	$101.9	$62.0
Other comprehensive income (loss), net of tax:
Unrealized (loss) income on derivative instruments, net of tax benefit (expense) of $1.4, $(3.0) and $1.1, respectively	(2.9)	7.1	(2.9)
Foreign currency translation adjustments, net of tax benefit (expense) of $3.8, $(2.3) and $(3.3), respectively	(37.9)	(23.4)	(19.3)
Recognition of deferred pension and other post-retirement items, net of tax (expense) benefit of $(15.5), $(12.3) and $10.5, respectively	36.0	45.0	(36.3)
Other comprehensive (loss) income, net of tax	(4.8)	28.7	(58.5)

Comprehensive (loss) income	$(18.0)	$130.6	$3.5

See notes to consolidated financial statements.

ACCO Brands Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31,
(in millions)	2022	2021	2020
Operating activities
Net (loss) income	$(13.2)	$101.9	$62.0
Amortization of inventory step-up	—	3.0	—
Payments of contingent consideration	(9.2)	—	—
Gain (loss) on disposal of assets	(3.6)	0.1	0.2
Deferred income tax expense (benefit)	1.3	(21.0)	(7.6)
Change in fair value of contingent liability	(9.0)	19.0	—
Depreciation	37.9	39.4	37.9
Amortization of debt issuance costs	2.7	2.8	2.4
Amortization of intangibles	41.5	46.3	32.8
Stock-based compensation	9.5	15.2	6.5
Loss on debt extinguishment	—	3.7	—
Non-cash charge for goodwill impairment	98.7	—	—
Other non-cash items	—	—	1.1
Changes in balance sheet items:
Accounts receivable	31.6	(77.6)	101.6
Inventories	23.2	(131.8)	2.2
Other assets	0.4	(1.2)	14.7
Accounts payable	(66.0)	131.2	(68.8)
Accrued expenses and other liabilities	(57.5)	26.3	(58.2)
Accrued income taxes	(10.7)	2.3	(7.6)
Net cash provided by operating activities	77.6	159.6	119.2
Investing activities
Additions to property, plant and equipment	(16.5)	(21.2)	(15.3)
Proceeds from the disposition of assets	7.2	—	—
Cost of acquisitions, net of cash acquired	—	15.4	(339.4)
Net cash used by investing activities	(9.3)	(5.8)	(354.7)
Financing activities
Proceeds from long-term borrowings	236.7	659.7	438.6
Repayments of long-term debt	(220.5)	(766.3)	(151.9)
Proceeds of notes payable, net	0.7	3.7	2.1
Payment for debt premium	—	(9.8)	—
Payments for debt issuance costs	(1.2)	(10.5)	(3.2)
Dividends paid	(28.6)	(25.8)	(24.6)
Payments of contingent consideration	(17.8)	(0.4)	—
Repurchases of common stock	(19.4)	—	(18.9)
Payments related to tax withholding for stock-based compensation	(2.5)	(0.9)	(1.8)
Proceeds from the exercise of stock options	4.3	3.1	4.4
Net cash (used) provided by financing activities	(48.3)	(147.2)	244.7
Effect of foreign exchange rate changes on cash and cash equivalents	1.0	(2.0)	(0.4)
Net increase in cash and cash equivalents	21.0	4.6	8.8
Cash and cash equivalents
Beginning of the period	41.2	36.6	27.8
End of the period	$62.2	$41.2	$36.6
Cash paid during the year for:
Interest	$42.6	$37.6	$36.0
Income taxes	$37.5	$28.0	$32.2

See notes to consolidated financial statements.

ACCO Brands Corporation and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(in millions)	Common Stock	Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Accumulated Deficit	Total
Balance at December 31, 2019	$1.0	$1,890.8	$(505.7)	$(38.2)	$(574.2)	$773.7
Net income	—	—	—	—	62.0	62.0
Loss on derivative financial instruments, net of tax	—	—	(2.9)	—	—	(2.9)
Translation impact, net of tax	—	—	(19.3)	—	—	(19.3)
Pension and post-retirement adjustment, net of tax	—	—	(36.3)	—	—	(36.3)
Common stock repurchases	—	(18.9)	—	—	—	(18.9)
Stock-based compensation	—	6.7	—	—	(0.2)	6.5
Common stock issued, net of shares withheld for employee taxes	—	4.4	—	(1.8)	—	2.6
Dividends declared, $0.260 per share	—	—	—	—	(24.6)	(24.6)
Other	—	0.1	—	0.1	(0.3)	(0.1)
Balance at December 31, 2020	$1.0	$1,883.1	$(564.2)	$(39.9)	$(537.3)	$742.7
Net income	—	—	—	—	101.9	101.9
Gain on derivative financial instruments, net of tax	—	—	7.1	—	—	7.1
Translation impact, net of tax	—	—	(23.4)	—	—	(23.4)
Pension and post-retirement adjustment, net of tax	—	—	45.0	—	—	45.0
Stock-based compensation	—	16.0	—	—	(0.8)	15.2
Common stock issued, net of shares withheld for employee taxes	—	3.1	—	(0.9)	—	2.2
Dividends declared, $0.270 per share	—	—	—	—	(25.8)	(25.8)
Other	—	—	—	(0.1)	—	(0.1)
Balance at December 31, 2021	$1.0	$1,902.2	$(535.5)	$(40.9)	$(462.0)	$864.8
Net loss	—	—	—	—	(13.2)	(13.2)
Loss on derivative financial instruments, net of tax	—	—	(2.9)	—	—	(2.9)
Translation impact, net of tax	—	—	(37.9)	—	—	(37.9)
Pension and post-retirement adjustment, net of tax	—	—	36.0	—	—	36.0
Common stock repurchases	—	(19.4)	—	—	—	(19.4)
Stock-based compensation	—	10.0	—	—	(0.5)	9.5
Common stock issued, net of shares withheld for employee taxes	—	4.3	—	(2.5)	—	1.8
Dividends declared, $0.300 per share	—	—	—	—	(28.6)	(28.6)
Other	—	0.1	—	—	(0.1)	—
Balance at December 31, 2022	$1.0	$1,897.2	$(540.3)	$(43.4)	$(504.4)	$810.1

See notes to consolidated financial statements.

ACCO Brands Corporation and Subsidiaries

Consolidated Statements of Stockholders’ Equity (Continued)

Shares of Capital Stock

	Common Stock	Treasury Stock	Net Shares
Shares at December 31, 2019	100,412,933	3,967,445	96,445,488
Common stock issued, net of shares withheld for employee taxes	1,406,814	219,445	1,187,369
Common stock repurchases	(2,690,292)	—	(2,690,292)
Shares at December 31, 2020	99,129,455	4,186,890	94,942,565
Common stock issued, net of shares withheld for employee taxes	989,039	113,658	875,381
Shares at December 31, 2021	100,118,494	4,300,548	95,817,946
Common stock issued, net of shares withheld for employee taxes	1,475,676	290,107	1,185,569
Common stock repurchases	(2,742,589)	—	(2,742,589)
Shares at December 31, 2022	98,851,581	4,590,655	94,260,926

See notes to consolidated financial statements.

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements

1. Basis of Presentation

As used in this Annual Report on Form 10-K for the fiscal year ended December 31, 2022, the terms "ACCO Brands," "ACCO," the "Company," "we," "us," and "our" refer to ACCO Brands Corporation, a Delaware corporation incorporated in 2005, and its consolidated domestic and international subsidiaries.

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

On April 1, 2021, we completed the acquisition of Franken Planungs-und Organisationsmittel GmbH ("Franken"), for a purchase price of €2.4 million (US$2.8 million, based on April 1, 2021 exchange rates), net of cash acquired of $1.1 million. Franken is a provider of visual communication products, including boards, markers, and planning tools, as well as creative and training products. Franken is a German company that is included in the Company’s EMEA reporting segment.

Effective December 17, 2020, we completed the acquisition of PowerA, a leading provider of third-party video gaming console accessories primarily in North America. The purchase price was $321.8 million, net of a working capital adjustment received of $18.2 million, plus an additional earnout of up to $55.0 million in cash, contingent upon PowerA achieving one- and two-year sales and profit objectives. The fair value of the contingent earnout liability was zero as of December 31, 2022. The results of PowerA are included in all three of the Company's segments effective December 17, 2020.

For more information on these acquisitions, see "Note 3. Acquisitions."

2. Significant Accounting Policies, Recent Accounting Pronouncements and Adopted Accounting Standards

Nature of Business

ACCO Brands is a designer, marketer and manufacturer of recognized consumer, technology and business branded products used in schools, homes and at work.

ACCO Brands has three operating business segments based in different geographic regions. Each business segment designs, markets, sources, manufactures, and sells recognized consumer, technology and business branded products used in schools, homes and at work. Product designs are tailored to end-user preferences in each geographic region, and where possible, leverage common engineering, design, and sourcing.

Our product categories include gaming and computer accessories; storage and organization; notebooks; shredding; laminating and binding machines; stapling; punching; planners; dry erase boards; and do-it-yourself tools, among others. Our portfolio includes both globally and regionally recognized brands.

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

Accounts Receivable and Allowances for Sales/Pricing/Cash Discounts and Doubtful Accounts

Trade receivables are recorded at the stated amount, less allowances for sales/pricing/cash discounts and doubtful accounts. The allowance for sales/pricing/cash discounts represents estimated uncollectible receivables associated with the products previously sold to customers, and is recorded at the same time that the sales are recognized. The allowance is based on historical trends.

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

We capitalize interest for major capital projects. Capitalized interest is added to the cost of the underlying assets and is depreciated over the useful lives of those assets. We did not capitalize any interest for the years ended December 31, 2022 and 2021, and capitalized $0.3 million of interest for the year ended December 31, 2020.

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

We performed our annual assessment, in the second quarter of 2022, on a qualitative basis, and concluded that it was not more likely than not that the fair value of any indefinite-lived intangible was less than its carrying amount. During 2022, our revenue generated from our Leitz indefinite-lived trade name has declined. Accordingly, as of August 31, 2022, we completed an impairment assessment, on a quantitative basis, for our Leitz indefinite-lived trade name. The result of our assessment was

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

that the fair value of the Leitz® indefinite-lived trade name exceeded its carrying value by less than five percent and we concluded that no impairment existed. In addition, we have not identified a triggering event through December 31, 2022 that more likely than not would result in impairment.

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

We test goodwill for impairment annually, during the second quarter, or any interim period when market or business events indicate there may be a potential adverse impact on goodwill. As permitted by GAAP, we may perform a qualitative assessment to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative goodwill impairment test as required by GAAP. We performed our annual assessment in the second quarter of 2022, on a quantitative basis, and concluded that it was not more likely than not that the fair value of any reporting unit was less than its carrying amount.

During the third quarter of 2022, our market capitalization declined further compared to the second quarter of 2022. In addition, our forecasted cash flows for our North America and EMEA reporting units decreased due to lower inventory replenishment by major retailers, lower sales of gaming accessories, and a challenging demand environment in several countries within EMEA. As a result, we identified a triggering event indicating it was more likely than not that an impairment loss had been incurred. Accordingly, as of August 31, 2022, we completed a goodwill impairment assessment, on a quantitative basis, for goodwill for each of our three reporting units. The result of our assessment was that the fair value of the North America reporting unit did not exceed its carrying value resulting in an impairment charge of $98.7 million. The result of our assessment for the International and EMEA reporting units was that the fair value of each exceeded its carrying value by greater than ten percent and fifty percent, respectively, and we concluded that no impairment existed.

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

The implied fair values of all three of our reporting units, more likely than not, exceed their carrying values at December 31, 2022. In addition, we have not identified a triggering event that would cause us to perform another quantitative goodwill impairment analysis. We believe the assumptions used in our goodwill impairment analysis are appropriate and result in reasonable estimates of the implied fair value of each reporting unit. However, given the economic environment and the uncertainties regarding the impact on our business, there can be no assurance that our estimates and assumptions, made for purposes of our goodwill impairment testing, will prove to be an accurate prediction of the future. If our assumptions regarding future performance are not achieved, we may be required to record additional goodwill impairment charges in future periods.

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

Income Taxes

Deferred tax liabilities or assets are established for temporary differences between financial and tax reporting basis and are subsequently adjusted to reflect changes in tax rates expected to be in effect when the temporary differences reverse. A valuation allowance is recorded to reduce deferred tax assets to an amount that is more likely than not to be realized. Facts and circumstances may change and cause us to revise our conclusions regarding our ability to realize certain net operating losses and other deferred tax attributes.

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

As of December 31, 2022, the Company has recorded $5.5 million of deferred taxes on approximately $216.0 million of unremitted earnings of non-U.S. subsidiaries that may be remitted to the U.S. The Company has approximately $299.0 million of additional unremitted earnings of non-U.S. subsidiaries, which are indefinitely reinvested and for which no deferred taxes have been provided.

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

Products: For our products, we transfer control and recognize a sale primarily when we either ship the product from our manufacturing facility or distribution center, or upon delivery to a customer-specified location depending upon the terms in the customer agreement. In addition, we recognize revenue for private label products as the product is manufactured (or over time) when a contract has an enforceable right to payment. For consignment arrangements, revenue is not recognized until the products are sold to the end customer.

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Customer Program Costs: Customer programs and incentives ("Customer Program Costs") are a common practice in our industry. We incur Customer Program Costs to obtain favorable product placement, to promote sell-through of products and to maintain competitive pricing. The amount of consideration we receive and revenue we recognize is impacted by Customer Program Costs, including sales rebates; in-store promotional allowances; shared media and customer catalog allowances; other cooperative advertising arrangements; freight allowance programs offered to our customers; and allowances for discounts. We recognize Customer Program Costs, primarily as a deduction to gross sales, at the time that the associated revenue is recognized. Customer Program Costs are based on management's best estimates using the most likely amount method and is an amount that is probable of not being reversed. In the absence of a signed contract, estimates are based on historical or projected experience for each program type or customer. We adjust our estimate of revenue when the most likely amount of consideration we expect to receive changes.

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

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

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

Advertising Expenses

Advertising expenses were $108.8 million, $117.4 million and $99.0 million for the years ended December 31, 2022, 2021 and 2020, respectively. These costs primarily include, but are not limited to, cooperative advertising and promotional allowances as described in "Customer Program Costs" above, and are principally expensed as incurred.

Warranty Reserves

We offer our customers various warranty terms based on the type of product that is sold. Estimated future obligations related to products sold under these warranty terms are provided by charges to cost of products sold in the same period in which the related revenue is recognized.

Research and Development Expenses

Research and development expenses were $26.3 million, $26.6 million and $19.7 million for the years ended December 31, 2022, 2021 and 2020, respectively, are classified as SG&A expenses and are charged to expense as incurred.

Stock-Based Compensation

Our primary types of stock-based compensation consist of stock options, restricted stock unit awards and performance stock unit awards. Stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period. Where awards are made with non-substantive vesting periods (for example, where a portion of the award vests due to retirement eligibility), we estimate and recognize expense based on the period from the grant date to the date on which the employee is retirement eligible. The Company accounts for forfeitures as they occur.

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

Recently Adopted Accounting Standards

In March 2020, the Financial Accounting Standards Board ("FASB") issued ASU 202-04, Reference Rate Reform (Topic 848), which provides optional expedients and exceptions for applying current GAAP to contracts, hedging relationships, and other transactions affected by the transition from the use of LIBOR to an alternative reference rate. Effective in the fourth quarter of 2022, the Company adopted this standard. The adoption of this standard did not have a material impact on our consolidated financial statements.

There were no other accounting standards that were adopted in 2022 that had a material effect on the Company’s financial condition, results of operations or cash flow.

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

The purchase price was $321.8 million, net of a working capital adjustment received of $18.2 million, plus an additional earnout of up to $55.0 million in cash. The PowerA acquisition and related expenses were funded by cash on hand, as well as borrowings from our revolving credit facility. The earnout was contingent upon PowerA achieving one- and two-year sales and profit objectives during 2021 and 2022. During 2022, we paid out $27.0 million for the achievement of sales and profit objectives for 2021. Also, PowerA sales and profit objectives were not met for 2022. Therefore, the fair value of the contingent earnout liability for 2022 was reduced to zero.

For accounting purposes, the Company was the acquiring enterprise. The PowerA acquisition was accounted for as a purchase business combination and PowerA's results are included in the Company’s consolidated financial statements as of December 31, 2020.

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

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

4. Long-term Debt and Short-term Borrowings

Notes payable and long-term debt, listed in order of the priority of security interests in assets of the Company, consisted of the following as of December 31, 2022 and 2021:

(in millions)	December 31, 2022	December 31, 2021
Euro Senior Secured Term Loan A, due March 2026 (floating interest rate of 3.90% at December 31, 2022 and 2.00% at December 31, 2021)	$227.4	$254.8
USD Senior Secured Term Loan A, due March 2026 (floating interest rate of 6.40% at December 31, 2022 and 2.22% at December 31, 2021)	84.4	89.0
Australian Dollar Senior Secured Term Loan A, due March 2026 (floating interest rate of 5.30% at December 31, 2022 and 2.11% at December 31, 2021)	34.9	39.4
U.S. Dollar Senior Secured Revolving Credit Facility, due March 2026 (floating interest rate of 6.36% at December 31, 2022 and 2.10% at December 31, 2021)	58.6	13.7
Australian Dollar Senior Secured Revolving Credit Facility, due March 2026 (floating interest rate of 5.18% at December 31, 2022 and 2.06% at December 31, 2021)	14.2	25.4
Senior Unsecured Notes, due March 2029 (fixed interest rate of 4.25%)	575.0	575.0
Other borrowings	10.4	9.4
Total debt	1,004.9	1,006.7
Less:
Current portion	60.0	43.0
Debt issuance costs, unamortized	8.4	9.6
Long-term debt, net	$936.5	$954.1

The Company entered into a Third Amended and Restated Credit Agreement (the "Credit Agreement"), dated as of January 27, 2017, among the Company, certain subsidiaries of the Company, Bank of America, N.A., as administrative agent, and the other agents and various lenders party thereto. The Credit Agreement provided for a five-year senior secured credit facility, which consisted of a €300.0 million (US$320.8 million based on January 27, 2017, exchange rates) term loan facility (the "Euro Term Loan"), an A$80.0 million (US$60.4 million based on January 27, 2017, exchange rates) term loan facility (the "Australian Term Loan"), and a US$600.0 million multi-currency revolving credit facility (the "Revolving Facility"). The USD Term Loan, the Euro Term Loan and the Australian Term Loan are collectively referred to herein as the "Term Loan Facility."

From July 2018 to March 2021, the Company entered into five amendments (the "Amendments") to the Credit Agreement among the Company, certain subsidiaries of the Company, Bank of America, N.A., as administrative agent, and the other agents and various lenders party thereto. The following are the key changes, among other things, to the Credit Agreement as a result of the Amendments:

•
added provisions relating to LIBOR successor rate procedures if LIBOR becomes unascertainable or is discontinued in the future and to expressly permit certain intercompany asset transfers. The changes related to the LIBOR successor rate procedures did not have a material effect on the Company;
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

Effective November 7, 2022, the Company entered into a Sixth Amendment (the "Sixth Amendment") to its Third Amended and Restated Credit Agreement, as amended, among the Company, certain subsidiaries of the Company, Bank of America, N.A., as administrative agent, and the other lenders party thereto. Pursuant to the Sixth Amendment, the Credit Agreement was amended to, among other things:

•
increase the maximum Consolidated Leverage Ratio financial covenant from current levels for each of the five fiscal quarters beginning December 31, 2022, and ending December 31, 2023, as follows:

Quarter Ended	Maximum Consolidated Leverage Ratio
December 2022	4.50:1.00
March 2023	5.00:1.00
June 2023	5.00:1.00
September 2023	4.75:1.00
December 2023	4.25:1.00

•
modify the maximum Consolidated Leverage Ratio financial covenant for all first and second fiscal quarters after December 31, 2023, from the current level of 4.00x to 4.50x, while maintaining the current level of 4.00x for all third and fourth fiscal quarters;
•
limit the maximum Consolidated Leverage Ratio to 5.00:1.00 at any time, thereby capping any material acquisition step ups for the fiscal quarters ending March 31, 2023, June 30, 2023 and September 30, 2023;
•
increase the Company’s flexibility under the restricted payments baskets;
•
remove the anti-cash hoarding provision; and
•
change the U.S. dollar reference rate from LIBOR-based pricing to SOFR-based pricing, with no changes to existing margins.

The current maturity of the Credit Agreement, as amended, is March 31, 2026.

As of December 31, 2022, there was $72.8 million in borrowings outstanding under the Revolving Facility. The remaining amount available for borrowings was $517.8 million (allowing for $9.4 million of letters of credit outstanding on that date).

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

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

As of December 31, 2022, the applicable rate on Euro, Australian and Canadian dollar loans was 2.00 percent and the applicable rate on Base Rate loans was 1.00 percent. Undrawn amounts under the Revolving Facility are subject to a commitment fee rate of 0.20 percent to 0.50 percent per annum, depending on the Company’s Consolidated Leverage Ratio. As of December 31, 2022, the commitment fee rate was 0.35 percent.

Dividends and Share Repurchases

Under the Credit Agreement, as amended, the Company may pay dividends and/or repurchase shares in an aggregate amount not to exceed the sum of: (i) the greater of $40.0 million and 1 percent of the Company’s Consolidated Total Assets (as defined in the Credit Agreement, as amended) during any fiscal year; plus (ii) an additional amount not to exceed $75.0 million during any fiscal year (provided the Company’s Consolidated Leverage Ratio after giving pro forma effect to the restricted payment would not be greater than A) 4.25x for the fiscal quarters ending December 31, 2022, March 31, 2023, June 30, 2023 and September 30, 2023, and B) 0.25x inside the applicable Consolidated Leverage Ratio financial covenant thereafter); plus (iii) an additional amount so long as the Consolidated Leverage Ratio after giving pro forma effect to the restricted payment would be less than or equal to 3.25x; plus (iv) any Net Equity Proceeds (as defined in the Credit Agreement, as amended).

Financial Covenants

As of December 31, 2022, our Consolidated Leverage Ratio was approximately 4.16 to 1.00 versus our maximum covenant of 4.50 to 1.00. Our Interest Coverage Ratio was approximately 6.56 to 1.00 versus the minimum financial covenant of 3.00 to 1.00.

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

Compliance with Loan Covenants

As of and for the periods ended December 31, 2022, and December 31, 2021, the Company was in compliance with all applicable loan covenants under its senior secured credit facilities and the Senior Unsecured Notes.

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

The components of lease expense for the years ended December 31, 2022, 2021, and 2020, were as follows:

(in millions)	2022	2021	2020
Operating lease cost	$29.5	$29.7	$28.3
Sublease income	(2.4)	(1.9)	(1.2)
Total lease cost	$27.1	$27.8	$27.1

Other information related to leases for the years ended December 31, 2022, and 2021 was as follows:

(in millions, except lease term and discount rate)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$30.5	$31.1
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$11.4	$41.1

Weighted average remaining lease term:
Operating leases	6.3 years

Weighted average discount rate:
Operating leases	4.6%

Future minimum lease payments, net of sub-lease income, for all non-cancelable leases as of December 31, 2022 were as follows:

(in millions)	Operating Leases
2023	$25.4
2024	19.6
2025	16.3
2026	13.0
2027	8.8
Thereafter	29.1
Total minimum lease payments	112.2
Less imputed interest	15.8
Future minimum payments for leases, net of sublease rental income and imputed interest	$96.4

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

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

As of December 31, 2016, all of our Canadian pension plans were frozen. Effective July 1, 2022 the Company announced its plan to terminate the Canadian pension plans. We expect this to be finalized in 2024.

We also provide post-retirement health care and life insurance benefits to certain employees and retirees in the U.S., U.K. and Canada. All but one of these benefit plans is no longer open to new participants. Many employees and retirees outside of the U.S. are covered by government health care programs.

Our German Esselte Leitz Pension Plan had an unfunded liability of $103.0 million and $151.7 million for the years ended December 31, 2022, and 2021, respectively. As is customary, there are no plans to, and there is no requirement to, fund the German Pension Plan other than to meet the current liabilities.

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The following table sets forth our defined benefit pension and post-retirement plans funded status and the amounts recognized in our Consolidated Balance Sheets:

	Pension				Post-retirement
	U.S.		International
(in millions)	2022	2021	2022	2021	2022	2021
Change in projected benefit obligation (PBO)
Projected benefit obligation at beginning of year	$212.5	$226.1	$673.6	$748.7	$4.3	$5.1
Service cost	—	0.5	1.0	1.5	—	—
Interest cost	4.9	4.5	9.6	6.3	0.1	0.1
Actuarial gain	(45.2)	(3.1)	(158.7)	(33.2)	(0.6)	(0.5)
Participants’ contributions	—	—	0.1	0.1	—	—
Benefits paid	(9.9)	(15.5)	(25.7)	(28.4)	(0.4)	(0.5)
Settlement	—	—	—	(0.3)	—	—
Termination benefits	—	—	0.8	—	—	—
Foreign exchange rate changes	—	—	(59.6)	(21.4)	(0.2)	0.1
Acquisitions	—	—	—	0.3	—	—
Projected benefit obligation at end of year	162.3	212.5	441.1	673.6	3.2	4.3
Change in plan assets
Fair value of plan assets at beginning of year	180.9	170.6	481.7	484.8	—	—
Actual return on plan assets	(33.3)	18.6	(117.2)	16.5	—	—
Employer contributions	2.5	7.2	13.4	15.0	0.4	0.5
Participants’ contributions	—	—	0.1	0.1	—	—
Benefits paid	(9.9)	(15.5)	(25.7)	(28.4)	(0.4)	(0.5)
Settlement	—	—	—	(0.3)	—	—
Foreign exchange rate changes	—	—	(45.9)	(6.0)	—	—
Fair value of plan assets at end of year	140.2	180.9	306.4	481.7	—	—
Funded status (Fair value of plan assets less PBO)	$(22.1)	$(31.6)	$(134.7)	$(191.9)	$(3.2)	$(4.3)
Amounts recognized in the Consolidated Balance Sheets consist of:
Other non-current assets	$—	$—	$2.8	$2.0	$—	$—
Other current liabilities	—	—	6.9	7.1	0.4	0.4
Pension and post-retirement benefit obligations	22.1	31.6	130.6	186.8	2.8	3.9
Components of accumulated other comprehensive income, net of tax:
Unrecognized actuarial loss (gain)	91.3	96.1	120.6	166.5	(4.2)	(4.3)
Unrecognized prior service cost (credit)	—	—	5.2	6.1	—	(0.1)

Pension and post-retirement benefit obligations of $155.5 million as of December 31, 2022, decreased from $222.3 million as of December 31, 2021, primarily due to the higher discount rate assumptions compared to the prior year, partly offset by investment losses in 2022. These factors were the primary reasons for the actuarial gains recognized in 2022.

The accumulated benefit obligation for all pension plans was $598.1 million and $870.7 million at December 31, 2022 and 2021, respectively.

The following table sets out information for pension plans with an accumulated benefit obligation in excess of plan assets:

	U.S.		International
(in millions)	2022	2021	2022	2021
Accumulated benefit obligation	$162.3	$212.5	$406.1	$616.7
Fair value of plan assets	140.2	180.9	273.7	437.8

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The following table sets out information for pension plans with a projected benefit obligation in excess of plan assets:

	U.S.		International
(in millions)	2022	2021	2022	2021
Projected benefit obligation	$162.3	$212.5	$411.3	$631.7
Fair value of plan assets	140.2	180.9	273.7	437.8

The components of net periodic benefit (income) expense for pension and post-retirement plans for the years ended December 31, 2022, 2021, and 2020, were as follows:

	Year Ended December 31,
	Pension						Post-retirement
	U.S.			International
(in millions)	2022	2021	2020	2022	2021	2020	2022	2021	2020
Service cost	$—	$0.5	$1.6	$1.0	$1.5	$1.5	$—	$—	$—
Interest cost	4.9	4.5	5.9	9.6	6.3	9.7	0.1	0.1	0.1
Expected return on plan assets	(10.9)	(11.4)	(11.4)	(17.5)	(19.3)	(18.6)	—	—	—
Amortization of net loss (gain)	3.7	3.6	3.2	5.0	7.1	4.9	(0.5)	(0.5)	(0.5)
Amortization of prior service cost	—	0.1	0.4	0.3	0.3	0.3	—	—	—
Special termination benefit(1)	—	—	—	0.8	—	—	—	—	—
Curtailment loss(2)	—	1.4	—	—	—	—	—	—	—
Settlement loss	—	—	—	—	—	0.4	—	—	—
Net periodic benefit (income) cost (3)	$(2.3)	$(1.3)	$(0.3)	$(0.8)	$(4.1)	$(1.8)	$(0.4)	$(0.4)	$(0.4)
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

Other changes in plan assets and benefit obligations that were recognized in accumulated other comprehensive income (loss) during the years ended December 31, 2022, 2021, and 2020 were as follows:

	Pension						Post-retirement
	U.S.			International
(in millions)	2022	2021	2020	2022	2021	2020	2022	2021	2020
Current year actuarial (gain) loss	$(1.0)	$(10.3)	$10.6	$(23.9)	$(30.5)	$36.5	$(0.6)	$(0.5)	$—
Amortization of actuarial (loss) gain	(3.7)	(3.6)	(3.2)	(5.1)	(7.1)	(5.3)	0.5	0.5	0.5
Amortization of prior service cost	—	(1.5)	(0.4)	(0.3)	(0.3)	(0.3)	—	—	—
Foreign exchange rate changes	—	—	—	(21.5)	(4.1)	8.5	0.2	—	—
Total recognized in other comprehensive income (loss)	(4.7)	(15.4)	7.0	(50.8)	(42.0)	39.4	0.1	—	0.5
Total recognized in net periodic benefit cost (income) and other comprehensive income (loss)	$(7.0)	$(16.7)	$6.7	$(51.6)	$(46.1)	$37.6	$(0.3)	$(0.4)	$0.1

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Assumptions

The weighted average assumptions used to determine benefit obligations for the years ended December 31, 2022, 2021, and 2020 were as follows:

	Pension						Post-retirement
	U.S.			International
	2022	2021	2020	2022	2021	2020	2022	2021	2020
Discount rate	5.1%	2.9%	2.6%	4.5%	1.8%	1.2%	3.8%	2.4%	1.9%
Rate of compensation increase	N/A	N/A	N/A	3.0%	3.0%	2.9%	N/A	N/A	N/A

The weighted average assumptions used to determine net periodic benefit (income) expense for the years ended December 31, 2022, 2021, and 2020 were as follows:

	Pension						Post-retirement
	U.S.			International
	2022	2021	2020	2022	2021	2020	2022	2021	2020
Discount rate	2.9%	3.1%	3.2%	1.8%	1.0%	1.6%	2.4%	2.2%	2.7%
Expected long-term rate of return	6.5%	6.8%	7.0%	4.0%	4.0%	4.2%	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	3.0%	2.7%	2.9%	N/A	N/A	N/A

The weighted average health care cost trend rates used to determine post-retirement benefit obligations and net periodic benefit (income) expense as of December 31, 2022, 2021, and 2020 were as follows:

	Post-retirement
	2022	2021	2020
Health care cost trend rate assumed for next year	6%	6%	6%
Rate that the cost trend rate is assumed to decline (the ultimate trend rate)	5%	5%	4%
Year that the rate reaches the ultimate trend rate	2030	2030	2028

Plan Assets

The investment strategy for the Company is to optimize investment returns through a diversified portfolio of investments, taking into consideration underlying plan liabilities and asset volatility. Each plan has a different target asset allocation, which is reviewed periodically and is based on the underlying liability structure. The target asset allocation for our U.S. plan is 35 percent in equity securities, 58 percent in fixed income securities and 7 percent in alternative assets. The target asset allocation for non-U.S. plans is set by the local plan trustees.

Our pension plan weighted average asset allocations as of December 31, 2022 and 2021 were as follows:

	2022		2021
	U.S.	International	U.S.	International
Asset category
Equity securities	35%	9%	63%	15%
Fixed income	58%	56%	28%	59%
Real estate	4%	3%	5%	4%
Other(4)	3%	32%	4%	22%
Total	100%	100%	100%	100%

(4)
Multi-strategy hedge funds, commodity linked funds, private equity funds, and cash and cash equivalents for certain of our plans.

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

U.S. Pension Plan Assets

The fair value measurements of our U.S. pension plan assets by asset category as of December 31, 2022 were as follows:

(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value as of December 31, 2022
Mutual funds	$105.3	$—	$—	$105.3
Exchange traded funds	33.8	—	—	33.8
Common collective trust funds	—	1.1	—	1.1
Total	$139.1	$1.1	$—	$140.2

The fair value measurements of our U.S. pension plan assets by asset category as of December 31, 2021 were as follows:

(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value as of December 31, 2021
Mutual funds	$104.9	$—	$—	$104.9
Exchange traded funds	75.1	—	—	75.1
Common collective trust funds	—	0.9	—	0.9
Total	$180.0	$0.9	$—	$180.9

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

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

International Pension Plans Assets

The fair value measurements of our international pension plans assets by asset category as of December 31, 2022 were as follows:

(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value as of December 31, 2022
Cash and cash equivalents	$16.6	$—	$—	$16.6
Equity securities	25.2	—	—	25.2
Corporate debt securities	—	61.0	—	61.0
Multi-strategy hedge funds	—	32.1	—	32.1
Insurance contracts	—	3.8	—	3.8
Real estate	—	2.2	—	2.2
Government debt securities	—	109.1	—	109.1
Investments measured at net asset value(5)
Multi-strategy hedge funds				30.2
Real estate				6.0
Private equity				20.2
Total	$41.8	$208.2	$—	$306.4

(5)
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
Investments measured at net asset value(5)
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

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

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

Cash Contributions

We contributed $16.3 million to our pension and post-retirement plans in 2022 and expect to contribute approximately $16.6 million in 2023.

The following table presents estimated future benefit payments to participants for the next ten fiscal years:

(in millions)	Pension Benefits	Post-retirement Benefits
2023	$38.7	$0.4
2024	37.6	0.4
2025	38.7	0.4
2026	38.9	0.3
2027	39.1	0.3
Years 2028 - 2032	205.0	1.3

We also sponsor a number of defined contribution plans. Contributions are determined under various formulas. Costs related to such plans amounted to $13.2 million, $12.7 million and $6.8 million for the years ended December 31, 2022, 2021, and 2020, respectively.

Multi-Employer Pension Plan

We are a participant in a multi-employer pension plan. The plan has reported significant underfunded liabilities and declared itself in critical and declining status (red). As a result, the trustees of the plan adopted a rehabilitation plan ("RP") in an effort to forestall insolvency. Our required contributions to this plan could increase due to the shrinking contribution base resulting from the insolvency of or withdrawal of other participating employers, from the inability or the failure of withdrawing participating employers to pay their withdrawal liability, from lower than expected returns on pension fund assets, and from other funding deficiencies. In the event that we withdraw from participation in the plan, we will be required to make withdrawal liability payments for a period of 20 years or longer in certain circumstances. The present value of our withdrawal liability payments would be recorded as an expense in our Consolidated Statements of Income and as a liability on our Consolidated Balance Sheets in the first year of our withdrawal. The most recent Pension Protection Act ("PPA") zone status available in 2022 and 2021 is for the plan’s years ended December 31, 2021, and 2020, respectively. The zone status is based on information that we received from the plan and is certified by the plan’s actuary. Plans in the red zone (critical or critical and declining) are generally less than 65 percent funded, plans in the yellow zone (endangered) are less than 80 percent funded, and plans in the green zone (safe) are at least 80 percent funded.

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The Company's contributions are not more than 5 percent of the total contributions to the plan. Details regarding the plan are outlined in the table below.

		Pension Protection Act Zone Status			Contributions Year Ended December 31,
Pension Fund	EIN/Pension Plan Number	2022	2021	FIP/RP Status Pending/Implemented	2022	2021	2020	Surcharge Imposed	Expiration Date of Collective-Bargaining Agreement
PACE Industry Union-Management Pension Fund	11-6166763 / 001	Red	Red	Implemented	$0.1	$0.1	$0.1	Yes	6/30/2023

7. Stock-Based Compensation

The 2022 ACCO Brands Corporation Incentive Plan (the "Plan") provides for stock-based awards generally in the form of stock options, restricted stock units ("RSUs") and performance stock units ("PSUs"), any of which may be granted alone or with other types of awards and dividend equivalents. The Plan authorizes the issuance of up to 7,250,000 shares to key employees and non-employee directors under the Plan.

Beginning in 2018, the Company initiated a cash dividend to stockholders and began accruing dividend equivalents ("DEs") on all outstanding RSUs and PSUs as permitted by the Plan. DEs entitle holders of RSUs and PSUs to the same dividend value per share as holders of common stock. RSUs and PSUs are credited with DEs that are converted to RSUs and PSUs at the fair market value of our common stock on the dates the dividend payments are made and are subject to the same terms and conditions as the underlying award. DEs credited to RSUs and PSUs will only be paid to the extent the awards vest and any performance goals are achieved.

We will satisfy the requirement for delivering shares of our common stock for the Plan by issuing new shares.

The following table summarizes the impact of all stock-based compensation expense on our Consolidated Statements of (Loss) Income for the years ended December 31, 2022, 2021, and 2020:

(in millions)	2022	2021	2020
Selling, general and administrative expense	$9.5	$15.2	$6.5
Loss before income tax	(9.5)	(15.2)	(6.5)
Income tax benefit	(2.2)	(3.6)	(1.6)
Net loss	$(7.3)	$(11.6)	$(4.9)

There was no capitalization of stock-based compensation expense.

Stock-based compensation expense by award type for the years ended December 31, 2022, 2021 and 2020 was as follows:

(in millions)	2022	2021	2020
Stock option compensation expense	$3.7	$3.6	$2.7
RSU compensation expense	4.4	5.3	5.2
PSU compensation expense	1.4	6.3	(1.4)
Total stock-based compensation expense	$9.5	$15.2	$6.5

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Stock Options

The exercise price of each stock option equals or exceeds the fair market price of our stock on the date of grant. Options granted beginning in 2020 can generally be exercised over a term of ten years and prior to 2020 options could generally be exercised over a term of seven years. Stock options outstanding as of December 31, 2022, generally vest ratably over three years from the grant date. The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model and the weighted average assumptions as outlined in the following table:

	Year Ended December 31,
	2022	2021	2020
Weighted average expected lives	6.0 years	6.0 years	6.0 years
Weighted average risk-free interest rate	1.89%	0.93%	0.81%
Weighted average expected volatility	41.7%	41.3%	36.0%
Expected dividend yield	3.60%	3.07%	3.16%
Weighted average grant date fair value	$2.43	$2.45	$2.03

The weighted average expected option term of the Company's "plain vanilla" stock options granted during the years ended December 31, 2022, 2021 and 2020 reflect the application of the simplified method, as prescribed by Staff Accounting Bulletin Topic 14. The simplified method was used as the Company does not believe it has sufficient historical exercise data to provide a reasonable basis for the expected term of its stock option grants. The simplified method will be used until such time as the Company has stock option exercise experience in which to reasonably determine the expected life. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Volatility is calculated using ACCO Brands' historic volatility.

A summary of the changes in stock options outstanding under the Plan during the year ended December 31, 2022 is presented below:

	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2021	5,860,567	$9.34
Granted	1,793,833	$8.35
Exercised	(573,860)	$7.51
Forfeited	(351,925)	$8.59
Outstanding at December 31, 2022	6,728,615	$9.27	6.1 years	- million
Exercisable shares at December 31, 2022	3,643,352	$10.04	4.2 years	- million

We received cash of $4.3 million, $3.1 million and $4.4 million from the exercise of stock options during the years ended December 31, 2022, 2021 and 2020, respectively. The aggregate intrinsic value of options exercised during the years ended December 31, 2022, 2021 and 2020 totaled $0.5 million, $1.0 million and $1.6 million, respectively.

The fair value of options vested during the years ended December 31, 2022, 2021 and 2020 was $3.1 million, $2.7 million and $2.7 million, respectively. As of December 31, 2022, we had unrecognized compensation expense related to stock options of $3.6 million, which will be recognized over a weighted-average period of 1.9 years.

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Stock Unit Awards

RSUs vest over a pre-determined period of time, generally three years from the date of grant. Stock-based compensation expense for the years ended December 31, 2022, 2021 and 2020 includes $1.2 million, $0.7 million and $0.9 million, respectively, of expense related to RSUs granted to non-employee directors as a component of their compensation. RSUs granted to non-employee directors prior to 2021 became fully vested on the grant date; after 2021 non-employee director RSUs fully vest on the first anniversary of the grant date.

PSUs also vest over a pre-determined period of time, generally not longer than three years, but are further subject to the achievement of certain business performance criteria being met during the three-year performance period. Based upon the level of achieved performance, the number of shares actually awarded can vary from 0 percent to 200 percent of the original grant.

There were 2,016,120 RSUs outstanding as of December 31, 2022. All outstanding RSUs as of December 31, 2022 vest within three years of their date of grant. We generally recognize compensation expense for our RSU awards ratably over the service period. Upon vesting, all of the RSU awards will be converted into the right to receive one share of common stock of the Company for each unit that vests. The cost of these awards is determined using the fair value of the shares on the date of grant, and compensation expense is generally recognized over the period during which the employee provides the requisite service to the Company.

A summary of the changes in the RSUs outstanding under the Plan during 2022 is presented below:

	Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2021	1,906,891	$8.64
Granted	695,057	$8.15
Vested and distributed	(489,964)	$8.86
Forfeited and cancelled	(95,864)	$8.25
Outstanding at December 31, 2022	2,016,120	$8.43
Vested and deferred at December 31, 2022(1)	574,409	$8.84

(1)
Included in outstanding at December 31, 2022. Vested and deferred RSUs are primarily related to deferred compensation for non-employee directors.

For the years ended December 31, 2021 and 2020, we granted 362,750 and 724,319 RSUs, respectively. The weighted-average grant date fair value of our RSUs was $8.15, $8.78, and $7.92 for the years ended December 31, 2022, 2021 and 2020, respectively. The fair value of RSUs that vested during the years ended December 31, 2022, 2021 and 2020 was $5.1 million, $4.2 million and $4.7 million, respectively. As of December 31, 2022, we have unrecognized compensation expense related to RSUs of $3.9 million, which will be recognized over a weighted-average period of 1.9 years.

A summary of the changes in the PSUs outstanding under the Plan during 2022 is presented below:

	Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2021	1,758,220	$8.42
Granted	1,170,884	$8.88
Vested	(350,656)	$8.42
Forfeited and cancelled	(161,938)	$8.62
Other - decrease due to performance of PSUs	(1,743,341)	$8.71
Outstanding at December 31, 2022	673,169	$8.42

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

For the years ended December 31, 2021 and 2020, we granted 1,667,012 and 939,529 PSUs, respectively. For the years ended December 31, 2022, 2021 and 2020, 350,656, zero and 377,073 PSUs vested, respectively. The weighted-average grant date fair value of our PSUs was $8.88, $8.42, and $8.25 for the years ended December 31, 2022, 2021 and 2020, respectively. The fair value of PSUs that vested during the years ended December 31, 2022, 2021 and 2020 was $3.0 million, zero and $4.8 million, respectively. Based on the level of achievement of the performance targets associated with the PSU awards, as of December 31, 2022, we have $0.9 million of unrecognized compensation expense, which will be recognized over a weighted-average period of 1.0 year.

8. Inventories

The components of inventories were as follows:

	December 31,
(in millions)	2022	2021
Raw materials	$76.8	$67.5
Work in process	4.4	4.1
Finished goods	314.0	356.4
Total inventories	$395.2	$428.0

9. Property, Plant and Equipment, Net

The components of net property, plant and equipment were as follows:

	December 31
(in millions)	2022	2021
Land and improvements	$20.6	$21.5
Buildings and improvements to leaseholds	125.3	140.2
Machinery and equipment	439.5	486.6
Construction in progress	3.8	8.1
	589.2	656.4
Less: accumulated depreciation	(404.1)	(441.8)
Net property, plant and equipment (1)	$185.1	$214.6

(1)
Net property, plant and equipment as of December 31, 2022 and 2021 contained $52.5 million and $63.4 million of computer software assets, respectively, which are classified within machinery and equipment and construction in progress. Depreciation expense for software was $13.9 million, $12.9 million and $11.4 million for the years ended December 31, 2022, 2021 and 2020, respectively.

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

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

During the third quarter of 2022, our market capitalization declined further compared to the second quarter of 2022. In addition, our forecasted cash flows for our North America and EMEA reporting units decreased due to lower inventory replenishment by major retailers, lower sales of gaming accessories, and a challenging demand environment in several countries within EMEA. As a result, we identified a triggering event indicating it was more likely than not that an impairment loss had been incurred. Accordingly, as of August 31, 2022, we completed a goodwill impairment assessment, on a quantitative basis, for goodwill for each of our three reporting units. The result of our assessment was that the fair value of the North America reporting unit did not exceed its carrying value resulting in an impairment charge of $98.7 million. The result of our assessment for International and EMEA reporting units was that the fair value of each exceeded its carrying values by greater than ten percent and fifty percent, respectively, and we concluded that no impairment existed.

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

The fair values of our reporting units are considered a Level 3 measurement. Level 3 measurements require significant unobservable inputs that reflect assumptions used in our goodwill impairment analysis.

We believe the assumptions used in our goodwill impairment analysis are appropriate and result in reasonable estimates of the implied fair value of each reporting unit. However, given the economic environment and the uncertainties regarding the impact on our business, there can be no assurance that our estimates and assumptions, made for purposes of our goodwill impairment testing, will prove to be an accurate prediction of the future. If our assumptions regarding future performance are not achieved, we may be required to record additional goodwill impairment charges in future periods.

Changes in the net carrying amount of goodwill by segment were as follows:

(in millions)	ACCO Brands North America	ACCO Brands EMEA	ACCO Brands International	Total
Balance at December 31, 2020	$461.2	$188.2	$178.0	$827.4
Acquisitions(1)	(14.5)	2.0	—	(12.5)
Foreign currency translation	—	(11.6)	(0.8)	(12.4)
Balance at December 31, 2021	$446.7	$178.6	$177.2	$802.5
Goodwill impairment	(98.7)	—	—	(98.7)
Foreign currency translation	—	(33.0)	0.7	(32.3)
Balance at December 31, 2022	$348.0	$145.6	$177.9	$671.5

(1)
Goodwill has been recorded on our Consolidated Balance Sheet related to the Franken acquisition, which is part of our EMEA segment, and represents the excess of the cost of the Franken acquisition when compared to the fair value estimate of the net assets acquired on April 1, 2021 (the date of the Franken acquisition). Goodwill has been recorded on our Consolidated Balance Sheet related to the PowerA acquisition and represents the excess of the cost of the PowerA acquisition when compared to the fair value estimate of the net assets acquired on December 17, 2020 (the date of the PowerA acquisition) and includes a working capital adjustment of $18.2 million recorded in the first quarter of 2021 as a reduction to the purchase price, partially offset by purchase accounting adjustments of $3.7 million. See "Note 3. Acquisitions" for additional details.

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

The Company's gross carrying value and accumulated amortization by class of identifiable intangible assets as of December 31, 2022 and 2021 were as follows:

	December 31, 2022			December 31, 2021
(in millions)	Gross Carrying Amounts	Accumulated Amortization	Net Book Value	Gross Carrying Amounts	Accumulated Amortization	Net Book Value
Indefinite-lived intangible assets:
Trade names(1)	$410.6	$(44.5)	$366.1	$417.6	$(44.5)	$373.1
Amortizable intangible assets:
Trade names	369.7	(123.0)	246.7	373.2	(110.5)	262.7
Customer and contractual relationships	356.9	(198.2)	158.7	366.5	(182.4)	184.1
Vendor relationships	82.4	(11.2)	71.2	82.4	(5.7)	76.7
Patents	8.1	(3.8)	4.3	8.6	(3.0)	5.6
Subtotal	817.1	(336.2)	480.9	830.7	(301.6)	529.1
Total identifiable intangibles	$1,227.7	$(380.7)	$847.0	$1,248.3	$(346.1)	$902.2

(1)
Accumulated amortization prior to the adoption of authoritative guidance on goodwill and other intangible assets, at which time further amortization ceased.

The Company’s intangible amortization expense was $41.5 million, $46.3 million and $32.8 million for the years ended December 31, 2022, 2021 and 2020, respectively.

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Estimated amortization expense for amortizable intangible assets for the next five years is as follows:

(in millions)	2023	2024	2025	2026	2027
Estimated amortization expense(2)	$43.3	$41.7	$40.1	$38.0	$35.6

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

During 2022, our revenue generated from our Leitz® indefinite-lived trade name declined. Accordingly, as of August 31, 2022, we completed an impairment assessment, on a quantitative basis, for our Leitz® indefinite-lived trade name. The result of our assessment was that the fair value of the Leitz® indefinite-lived trade name exceeded its carrying value by less than five percent and we concluded that no impairment existed.

The fair value of the trade name is considered a Level 3 measurement which utilizes a relief-from-royalty discounted cash flows approach. Key inputs and assumptions involved include the estimated near-term revenue growth, long-term growth rate, royalty rate, and discount rate.

As of December 31, 2022, we changed the indefinite-lived Leitz® trade name to an amortizable intangible asset. The change was made as a result of decisions regarding the Company's future use of the trade name. The Company will begin amortizing the Leitz® trade name on a straight-line basis over a life of 30 years effective January 1, 2023.

11. Restructuring

The Company recorded $9.6 million, $6.0 million and $10.9 million of restructuring charges for the years ended December 31, 2022, 2021 and 2020, respectively. Restructuring charges in 2022 were primarily for severance costs related to cost reduction initiatives in our North America and EMEA segments.

In 2021, we recorded $4.4 million of restructuring expense for our North America segment, $0.5 million for our EMEA segment, and $1.1 million for our International segment, primarily for severance expenses associated with several cost savings initiatives.

During 2020, we recorded $7.6 million of restructuring expense for our North America segment, $0.6 million for our EMEA segment, and $2.6 million for our International segment, primarily for severance expenses associated with several cost savings initiatives. In addition, we recorded $0.1 million of restructuring expense for Corporate.

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The summary of the activity in the restructuring liability for the year ended December 31, 2022 was as follows:

	Balance at			Non-cash Items /	Balance at
(in millions)	December 31, 2021	Provision	Cash Expenditures	Currency Change	December 31, 2022
Employee termination costs(1)	$3.4	$9.4	$(4.0)	$(0.1)	$8.7
Termination of lease agreements	1.1	(0.2)	(0.9)	—	—
Other	—	0.4	(0.4)	—	—
Total restructuring liability	$4.5	$9.6	$(5.3)	$(0.1)	$8.7

(1)
We expect the remaining $8.7 million employee termination costs to be substantially paid within the next twelve months.

The summary of the activity in the restructuring accounts for the year ended December 31, 2021 was as follows:

	Balance at			Non-cash Items /	Balance at
(in millions)	December 31, 2020	Provision	Cash Expenditures	Currency Change	December 31, 2021
Employee termination costs	$8.1	$5.2	$(9.7)	$(0.2)	$3.4
Termination of lease agreements	1.0	0.7	(1.1)	0.5	1.1
Other	0.2	0.1	(0.2)	(0.1)	—
Total restructuring liability	$9.3	$6.0	$(11.0)	$0.2	$4.5

The summary of the activity in the restructuring accounts for the year ended December 31, 2020 was as follows:

(in millions)	December 31, 2019	Provision	Cash Expenditures	Currency Change	December 31, 2020
Employee termination costs	$10.7	$8.5	$(11.1)	$—	$8.1
Termination of lease agreements	0.6	1.5	(0.7)	(0.4)	1.0
Other	0.5	0.9	(0.5)	(0.7)	0.2
Total restructuring liability	$11.8	$10.9	$(12.3)	$(1.1)	$9.3

Restructuring charges for the years ended December 31, 2022, 2021 and 2020 by reporting segment were as follows:

(in millions)	2022	2021	2020
ACCO Brands North America	$5.3	$4.4	$7.6
ACCO Brands EMEA	3.4	0.5	0.6
ACCO Brands International	0.7	1.1	2.6
Corporate	0.2	—	0.1
Total restructuring charges	$9.6	$6.0	$10.9

12. Income Taxes

The components of income before income tax for the years ended December 31, 2022, 2021 and 2020 were as follows:

(in millions)	2022	2021	2020
Domestic operations	$(80.1)	$(5.6)	$1.7
Foreign operations	95.0	117.0	76.9
Total	$14.9	$111.4	$78.6

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The reconciliation of income taxes computed at the U.S. federal statutory income tax rate of 21 percent to our effective income tax rate for the years ended December 31, 2022, 2021 and 2020 was as follows:

(in millions)	2022	2021	2020
Income tax at U.S. statutory rate; 21%	$3.1	$23.4	$16.5
Unrecognized tax benefits	(7.6)	(1.9)	—
Impact of final GILTI regulations for 2018 and 2019	—	(1.0)	(2.7)
Statutory tax rate changes	0.6	(6.8)	(2.0)
Statutory tax law changes	—	(1.2)	—
State, local and other tax, net of federal benefit	3.6	2.0	0.1
Impact from foreign inclusions	4.0	3.2	1.3
U.S. effect of foreign dividends and withholding taxes	1.8	1.2	1.0
Foreign income taxed at a higher effective rate	1.1	1.5	1.4
Net Brazilian Tax Assessments impact	1.9	0.5	1.5
(Decrease) increase in valuation allowance	3.4	(11.4)	2.2
General business credit	(1.9)	(2.1)	—
Excess expense from stock-based compensation	1.1	0.5	0.9
Impairment of non-deductible goodwill	20.7	—	—
Impact of legal entity rationalization	(4.1)	—	—
Other increase (decrease)	0.4	1.6	(3.6)
Income taxes as reported	$28.1	$9.5	$16.6
Effective tax rate	188.6%	8.5%	21.1%

For 2022, we recorded income tax expense of $28.1 million on income before taxes of $14.9 million, for an effective rate of 188.6 percent. The increase in the effective rate versus 2021 was primarily due to the impairment of non-deductible goodwill.

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

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The components of the income tax expense for the years ended December 31, 2022, 2021 and 2020 were as follows:

(in millions)	2022	2021	2020
Current expense (benefit)
Federal and other	$1.8	$2.0	$(0.1)
Foreign	25.0	28.5	24.3
Total current income tax expense	26.8	30.5	24.2
Deferred expense (benefit)
Federal and other	6.8	(16.5)	(2.0)
Foreign	(5.5)	(4.5)	(5.6)
Total deferred income tax (benefit) expense	1.3	(21.0)	(7.6)
Total income tax expense	$28.1	$9.5	$16.6

The components of deferred tax assets (liabilities) as of December 31, 2022 and 2021 were as follows:

(in millions)	2022	2021
Deferred tax assets
Compensation and benefits	$15.5	$14.4
Pension	23.2	41.2
Inventory	10.1	10.8
Other reserves	21.7	22.3
Accounts receivable	9.7	9.7
Foreign tax credit carryforwards	11.1	17.9
Net operating loss carryforwards	89.2	96.5
Interest expense carryforwards	17.0	15.2
Other	7.9	4.5
Gross deferred income tax assets	205.4	232.5
Valuation allowance	(51.9)	(52.4)
Net deferred tax assets	153.5	180.1
Deferred tax liabilities
Depreciation	(8.9)	(13.2)
Unremitted non-U.S. earnings accrual	(5.5)	(4.8)
Identifiable intangibles	(182.9)	(191.2)
Other	(0.6)	(0.2)
Gross deferred tax liabilities	(197.9)	(209.4)
Net deferred tax liabilities	$(44.4)	$(29.3)

A valuation allowance of $51.9 million and $52.4 million as of December 31, 2022 and 2021, respectively, has been established for deferred income tax assets. The $0.5 million decrease in the valuation allowance in 2022 includes a $3.7 million decrease resulting from foreign currency translation partially offset by an increase to our existing valuation allowance of $3.2 million. The valuation allowance is primarily related to net operating loss (the "NOL") carryforwards that may not be realized. Realization of the net deferred income tax assets is dependent upon generating sufficient taxable income prior to the expiration of the applicable carryforward periods. Although realization is not certain, management believes that it is more likely than not that the net deferred income tax assets will be realized. However, the amount of net deferred tax assets considered realizable could change in the near term if estimates of future taxable income during the applicable carryforward periods fluctuate.

As of December 31, 2022, the Company has state NOL tax benefits of $13.3 million which will expire between December 31, 2023 and December 31, 2032. As of December 31, 2022, the Company has no federal general business credit carryforwards. As of December 31, 2022, the Company has $11.1 million of foreign tax credit carryforwards which will expire on December 31, 2027. As of December 31, 2022, the Company has foreign NOLs of $340.4 million and tax benefits of $75.9 million, most of which have unlimited carryforward periods.

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2022, the Company has recorded $5.5 million of deferred taxes on approximately $216 million of unremitted earnings of non-U.S. subsidiaries that may be remitted to the U.S. The Company has approximately $299 million of additional unremitted earnings of non-U.S. subsidiaries, which are indefinitely reinvested and for which no deferred taxes have been provided.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2022, 2021 and 2020 was as follows:

(in millions)	2022	2021	2020
Balance at beginning of year	$43.3	$45.1	$50.5
Additions for tax positions of prior years	2.5	4.5	2.9
Reductions for tax positions of prior years	(8.3)	(4.2)	(1.1)
Acquisitions	—	—	1.4
Increase resulting from foreign currency translation	1.6	—	—
Decrease resulting from foreign currency translation	—	(2.1)	(8.6)
Balance at end of year	$39.1	$43.3	$45.1

As of December 31, 2022, the amount of unrecognized tax benefits decreased to $39.1 million, all of which would impact our effective tax rate, if recognized. We expect the amount of unrecognized tax benefits to change within the next twelve months including releases of previously recorded reserves of approximately $2.0 to $3.0 million.

Interest and penalties related to unrecognized tax benefits are recognized within "Income tax expense" in the Consolidated Statements of Income. As of December 31, 2022, we have accrued a cumulative $25.4 million for interest and penalties on the unrecognized tax benefits.

As of December 31, 2022, the U.S. federal statute of limitations remains open for the year 2018 and forward. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from 2 to 5 years. As of December 31, 2022, years still open to examination by foreign tax authorities in major jurisdictions include Australia (2017 forward), Brazil (2015 forward), Canada (2017 forward), Germany (2016 forward), Sweden (2018 forward) and the U.K. (2019 forward). We are currently under examination in various foreign jurisdictions.

Brazil Tax Assessments

In connection with our May 1, 2012, acquisition of the Mead Consumer and Office Products business ("Mead C&OP"), we assumed all of the tax liabilities for the acquired foreign operations including its operating entity in Brazil ("ACCO Brazil"). In December of 2012, the Federal Revenue Department of the Ministry of Finance of Brazil ("FRD") issued a tax assessment against ACCO Brazil, challenging the tax deduction of goodwill from ACCO Brazil's taxable income for the year 2007 (the "First Assessment"). A second assessment challenging the deduction of goodwill from ACCO Brazil's taxable income for the years 2008, 2009 and 2010 was issued by FRD in October 2013 (the "Second Assessment" and together with the First Assessment, the "Brazil Tax Assessments").

The final administrative appeal of the Second Assessment was decided against the Company in 2017. In 2018, we challenged this decision to the first judicial level. In the fourth quarter of 2022, this case was decided against the Company by the first level judicial court. We have appealed this decision to the second judicial level. In the event we do not prevail at the judicial level, we will be required to pay an additional penalty representing attorneys' costs and fees; accordingly, in the first quarter of 2019, the Company recorded an additional reserve in the amount of $5.6 million. In connection with the judicial challenge, we were required to provide security to guarantee payment of the Second Assessment should we not prevail.

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

We believe we have meritorious defenses and intend to vigorously contest both of the Brazil Tax Assessments; however, there can be no assurances that we will ultimately prevail. The ultimate outcome will not be determined until the Brazilian judicial process is complete. It is possible we could have a final decision regarding the Second Assessment in the next ten months to three years. If the FRD's initial position is ultimately sustained, payment of the amount assessed would materially and adversely affect our cash flow in the year of settlement.

Because there is no settled legal precedent on which to base a definitive opinion as to whether we will ultimately prevail, we consider the outcome of this dispute to be uncertain. Since it is not more likely than not that we will prevail, in 2012, we recorded a reserve in the amount of $44.5 million (at December 31, 2012 exchange rates) in consideration of this contingency, of which $43.3 million was recorded as an adjustment to the purchase price and which included the 2007-2012 tax years plus penalties and interest through December 2012. Because the Brazilian courts have determined that we will have to pay a standard penalty of 75 percent if we do not prevail, we have used this assumption in the reserve calculation. We will continue to actively monitor administrative and judicial court decisions and evaluate their impact, if any, on our legal assessment of the ultimate outcome of our disputes. In addition, we will continue to accrue interest related to this contingency until such time as the outcome is known or until evidence is presented that we are more likely than not to prevail. During the years ended December 31, 2022, 2021 and 2020, we accrued additional interest as a charge to current income tax expense of $1.5 million, $0.5 million and $0.3 million, respectively. At current exchange rates, our accrual through December 31, 2022, including tax, penalties and interest, is $30.4 million (reported in "Other non-current liabilities").

13. Earnings per Share

Total outstanding shares as of December 31, 2022, 2021 and 2020 were 94.3 million, 95.8 million and 94.9 million, respectively. Under our stock repurchase authorization, for each of the years ended December 31, 2022 and 2020, we repurchased and retired 2.7 million. For the year ended December 31, 2021 there were no shares repurchased and retired. For the years ended December 31, 2022, 2021 and 2020, we acquired 0.3 million, 0.1 million and 0.2 million shares, respectively, related to tax withholding in connection with stock-based compensation.

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

Our weighted-average shares outstanding for the years ended December 31, 2022, 2021 and 2020 were as follows:

(in millions)	2022	2021	2020
Weighted-average number of shares of common stock outstanding - basic	95.3	95.5	94.9
Stock options	—	0.1	0.1
Restricted stock units	—	1.5	1.1
Weighted-average shares and assumed conversions - diluted (1)	95.3	97.1	96.1
(1)
Due to the net loss during the twelve months ended December 31, 2022, the denominator in the diluted earnings per share calculation does not include the effects of the stock awards for which the average market price for the period exceeds the

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

exercised price, as it would result in a less dilutive computation. As a result, diluted earnings per share for the twelve months ended December 31, 2022 are the same as basic earnings per share.

Awards of potentially dilutive shares of common stock, which have exercise prices that were higher than the average market price during the period, are not included in the computation of dilutive earnings per share as their effect would have been anti-dilutive. For the years ended December 31, 2022, 2021 and 2020, the number of anti-dilutive shares were approximately 9.8 million, 8.3 million and 7.1 million, respectively.

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

Forward currency contracts are used to hedge foreign denominated inventory purchases for Europe, Australia, Canada, Japan and New Zealand, and are designated as cash flow hedges. Unrealized gains and losses on these contracts are deferred in AOCI until the contracts are settled and the underlying hedged transactions relating to inventory purchases are recognized, at which time the deferred gains or losses will be reported in the "Cost of products sold" line in the Consolidated Statements of Income. As of December 31, 2022 and 2021, we had cash flow foreign exchange contracts outstanding with a U.S. dollar equivalent notional value of $108.3 million and $130.6 million, respectively, which were designated as hedges.

Forward currency contracts used to hedge foreign denominated intercompany loans are not designated as hedging instruments. Gains and losses on these derivative instruments are recognized within "Other expense (income), net" in the Consolidated Statements of Income and are largely offset by the change in the current translated value of the hedged item. The periods of the forward foreign exchange contracts correspond to the periods of the hedged transactions, with some relating to intercompany loans which extend beyond December 2023. As of December 31, 2022 and 2021, we had foreign exchange contracts outstanding with a U.S. dollar equivalent notional value of $79.5 million and $84.2 million, respectively, which were not designated as hedges.

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The following table summarizes the fair value of our derivative financial instruments as of December 31, 2022 and 2021:

	Fair Value of Derivative Instruments
	Derivative Assets			Derivative Liabilities
(in millions)	Balance Sheet Location	December 31, 2022	December 31, 2021	Balance Sheet Location	December 31, 2022	December 31, 2021
Derivatives designated as hedging instruments:
Foreign exchange contracts	Other current assets	$3.6	$5.6	Other current liabilities	$1.9	$0.1
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current assets	0.7	0.7	Other current liabilities	0.7	0.6
Foreign exchange contracts	Other non-current assets	4.9	10.2	Other non-current liabilities	4.9	10.2
Total derivatives		$9.2	$16.5		$7.5	$10.9

The following tables summarize the pre-tax effect of the Company’s derivative financial instruments on the Consolidated Statements of Income for the years ended December 31, 2022, 2021, and 2020:

	The Effect of Derivative Instruments in Cash Flow Hedging Relationships on the Consolidated Financial Statements
	Amount of Gain (Loss) Recognized in AOCI (Effective Portion)			Location of (Gain) Loss Reclassified from AOCI to Income	Amount of (Gain) Loss Reclassified from AOCI to Income (Effective Portion)
(in millions)	2022	2021	2020		2022	2021	2020
Cash flow hedges:
Foreign exchange contracts	$9.8	$9.1	$(4.5)	Cost of products sold	$(14.0)	$1.0	$0.5

	The Effect of Derivatives Not Designated as Hedging Instruments on the Consolidated Statements of (Loss) Income
	Location of (Gain) Loss Recognized in Income on Derivatives	Amount of (Gain) Loss Recognized in Income
(in millions)		2022	2021	2020
Foreign exchange contracts	Other expense, net	$(3.7)	$—	$(0.1)

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

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

We have determined that our financial assets and liabilities described in "Note 14. Derivative Financial Instruments" are Level 2 in the fair value hierarchy. The following table sets forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2022 and 2021:

(in millions)	December 31, 2022	December 31, 2021
Assets:
Forward currency contracts	$9.2	$16.5
Liabilities:
Forward currency contracts	$7.5	$10.9

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

The fair values of cash and cash equivalents, notes payable to banks, accounts receivable and accounts payable approximate carrying amounts due principally to their short maturities. The carrying amount of total debt was $1,004.9 million and $1,006.7 million, and the estimated fair value of total debt was $910.0 million and $1,002.3 million, each as of December 31, 2022 and 2021, respectively. The fair values are determined from quoted market prices, where available, and from using current interest rates based on credit ratings and the remaining terms of maturity.

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

The following table provides a reconciliation of the beginning and ending balance of the contingent consideration for the year ended December 31, 2022:

(in millions)	Contingent Consideration
Balance at December 31, 2020	$18.2
Change in fair value	19.0
Payments	(0.4)
Balance at December 31, 2021	$36.8
Change in fair value	(9.0)
Other(1)	(0.8)
Payments	(27.0)
Balance at December 31, 2022	$—
(1)
During the third quarter, we reached an agreement with the former owner of the Lucid Sound business to settle the Lucid Sound contingent earnout liability which we assumed in the PowerA acquisition. This settlement was paid in the fourth quarter of 2022.

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

16. Accumulated Other Comprehensive Income (Loss)

AOCI is defined as net income (loss) and other changes in stockholders’ equity from transactions and other events from sources other than stockholders. The components of, and changes in, AOCI were as follows:

(in millions)	Derivative Financial Instruments	Foreign Currency Adjustments	Unrecognized Pension and Other Post-retirement Benefit Costs	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2020	$(3.1)	$(318.8)	$(242.3)	$(564.2)
Other comprehensive income (loss) before reclassifications, net of tax	6.3	(23.4)	35.9	18.8
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	0.8	—	9.1	9.9
Balance at December 31, 2021	$4.0	$(342.2)	$(197.3)	$(535.5)
Other comprehensive income (loss) before reclassifications, net of tax	7.0	(37.9)	29.1	(1.8)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	(9.9)	—	6.9	(3.0)
Balance at December 31, 2022	$1.1	$(380.1)	$(161.3)	$(540.3)

The reclassifications out of AOCI for the years ended December 31, 2022, 2021, and 2020 were as follows:

(in millions)	2022	2021	2020
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)			Location on Income Statement
Gain (loss) on cash flow hedges:
Foreign exchange contracts	$14.0	$(1.0)	$(0.5)	Cost of products sold
Tax (expense) benefit	(4.1)	0.2	0.2	Income tax expense
Net of tax	$9.9	$(0.8)	$(0.3)
Defined benefit plan items:
Amortization of actuarial loss	$(8.2)	$(10.2)	$(8.0)	(1)
Amortization of prior service cost	(0.3)	(1.8)	(0.7)	(1)
Total before tax	(8.5)	(12.0)	(8.7)
Tax benefit	1.6	2.9	2.0	Income tax expense
Net of tax	$(6.9)	$(9.1)	$(6.7)

Total reclassifications for the period, net of tax	$3.0	$(9.9)	$(7.0)

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

Service or Extended Maintenance Agreements ("EMAs"). As of December 31, 2021, there was $2.4 million of unearned revenue associated with outstanding EMAs, primarily reported in "Other current liabilities." During the year ended December 31, 2022, $2.0 million of the unearned revenue was earned and recognized. As of December 31, 2022, the amount of unearned revenue from EMAs was $2.8 million. We expect to earn and recognize approximately $2.4 million of the unearned amount in the next 12 months and $0.4 million in periods beyond the next 12 months.

The following tables present our net sales disaggregated by regional geography(1), based upon our reporting business segments for the years ended December 31, 2022, 2021 and 2020, and our net sales disaggregated by the timing of revenue recognition for the years ended December 31, 2022, 2021 and 2020:

(in millions)	2022	2021	2020
United States	$889.2	$934.2	$725.3
Canada	108.8	108.2	96.8
ACCO Brands North America	998.0	1,042.4	822.1

ACCO Brands EMEA(2)	580.3	662.9	523.9

Australia/N.Z.	125.6	140.3	128.7
Latin America	197.5	125.5	138.8
Asia-Pacific	46.2	54.2	41.7
ACCO Brands International	369.3	320.0	309.2
Net sales	$1,947.6	$2,025.3	$1,655.2

(1)
Net sales are attributed to geographic areas based on the location of the selling subsidiaries.
(2)
ACCO Brands EMEA is comprised largely of Europe, but also includes export sales to the Middle East and Africa.

(in millions)	2022	2021	2020
Product and services transferred at a point in time	$1,899.5	$1,975.9	$1,602.5
Product and services transferred over time	48.1	49.4	52.7
Net sales	$1,947.6	$2,025.3	$1,655.2

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

School notebooks, storage and organization products (binders, sheet protectors and indexes), computer and gaming accessories, laminating, shredding, writing and arts products, janitorial supplies, dry erase boards and stapling and punching products

Each business segment designs, markets, sources, manufactures, and sells recognized consumer, technology and business branded products used in schools, homes and at work. Product designs are tailored to end-user preferences in each geographic region, and where possible, leverage common engineering, design, and sourcing.

Our product categories include gaming and computer accessories; storage and organization; notebooks; shredding; laminating and binding machines; stapling; punching; planners; dry erase boards; and do-it-yourself tools, among others. Our portfolio includes both globally and regionally recognized brands.

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

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Net sales by reportable business segment for the years ended December 31, 2022, 2021 and 2020 were as follows:

(in millions)	2022	2021	2020
ACCO Brands North America	$998.0	$1,042.4	$822.1
ACCO Brands EMEA	580.3	662.9	523.9
ACCO Brands International	369.3	320.0	309.2
Net sales	$1,947.6	$2,025.3	$1,655.2

Operating income by reportable business segment for the years ended December 31, 2022, 2021 and 2020 was as follows:

(in millions)	2022	2021	2020
ACCO Brands North America	$(4.9)	$121.9	$83.0
ACCO Brands EMEA	21.7	61.7	51.6
ACCO Brands International	50.5	31.6	15.6
Segment operating income	67.3	215.2	150.2
Change in fair value of contingent consideration	9.0	(19.0)	—
Corporate⁽¹⁾	(41.5)	(45.2)	(37.8)
Operating income⁽²⁾	34.8	151.0	112.4
Interest expense	45.6	46.3	38.8
Interest income	(8.3)	(1.9)	(1.0)
Non-operating pension income	(4.5)	(7.9)	(5.6)
Other (income) expense, net	(12.9)	3.1	1.6
Income before income tax	$14.9	$111.4	$78.6

(1)
Corporate operating loss in 2021 and 2020 includes transaction costs of $0.2 million and $1.6 million, respectively, primarily for legal and due diligence expenditures associated with the PowerA and Foroni acquisitions.
(2)
Operating income as presented in the segment table above is defined as i) net sales; ii) less cost of products sold; iii) less SG&A expenses; iv) less amortization of intangibles; v) less restructuring charges; and vi) less change in the fair value of contingent consideration.

The following table presents the measure of reportable business segment assets used by the Company’s chief operating decision maker as of December 31, 2022 and 2021:

(in millions)	2022	2021
ACCO Brands North America(3)	$459.2	$535.2
ACCO Brands EMEA(3)	236.0	296.3
ACCO Brands International(3)	308.4	265.1
Total segment assets	1,003.6	1,096.6
Unallocated assets	1,787.2	1,993.4
Corporate(3)	3.9	1.3
Total assets	$2,794.7	$3,091.3

(3)
Represents total assets, excluding goodwill and identifiable intangibles resulting from business acquisitions, intercompany balances, cash, deferred taxes, derivatives, prepaid pension assets, prepaid debt issuance costs and right of use asset, leases.

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As a supplement to the presentation of reportable business segment assets presented above, the table below presents reportable business segment assets, including right of use asset, leases, the allocation of identifiable intangible assets and goodwill resulting from business combinations as of December 31, 2022 and 2021:

(in millions)	2022	2021
ACCO Brands North America(4)	$1,359.9	$1,610.0
ACCO Brands EMEA(4)	588.4	728.6
ACCO Brands International(4)	573.8	567.9
Total segment assets	2,522.1	2,906.5
Unallocated assets	268.7	183.5
Corporate(4)	3.9	1.3
Total assets	$2,794.7	$3,091.3

(4)
Represents total assets, excluding intercompany balances, cash, deferred taxes, derivatives, prepaid pension assets, prepaid debt issuance costs.

Capital spend by reportable business segment for the years ended December 31, 2022, 2021 and 2020 was as follows:

(in millions)	2022	2021	2020
ACCO Brands North America	$8.8	$11.2	$9.3
ACCO Brands EMEA	4.7	7.3	4.0
ACCO Brands International	4.2	2.7	2.0
Total capital spend	$17.7	$21.2	$15.3

Depreciation expense by reportable business segment for the years ended December 31, 2022, 2021 and 2020 was as follows:

(in millions)	2022	2021	2020
ACCO Brands North America	$20.1	$20.7	$19.6
ACCO Brands EMEA	12.6	13.1	12.7
ACCO Brands International	5.2	5.6	5.6
Total depreciation	$37.9	$39.4	$37.9

Property, plant and equipment, net by reportable business segment as of December 31, 2022, 2021 was as follows:

(in millions)	2022	2021
U.S.	$82.3	$96.8
Canada	1.7	1.9
ACCO Brands North America	84.0	98.7

ACCO Brands EMEA	62.9	77.4

Australia/N.Z.	10.0	11.3
Latin America	26.6	25.8
Asia-Pacific	1.6	1.4
ACCO Brands International	38.2	38.5
Property, plant and equipment, net	$185.1	$214.6

Top Customers

Net sales to our five largest customers totaled $663.3 million, $720.9 million and $554.7 million for the years ended December 31, 2022, 2021 and 2020, respectively. No customer exceeded 10 percent of net sales for the years ended December 31, 2022, 2021 and 2020.

ACCO Brands Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2022 and 2021, our top five trade account receivable totaled $125.6 million and $178.0 million, respectively.

19. Commitments and Contingencies

Pending Litigation - Brazil Tax Assessments

In connection with our May 1, 2012 acquisition of the Mead C&OP business, we assumed all of the tax liabilities for the acquired foreign operations including ACCO Brazil For further information, see "Note 12. Income Taxes - Brazil Tax Assessments" for details on tax assessments issued by the FRD against ACCO Brazil challenging the tax deduction of goodwill from ACCO Brazil's taxable income for the years 2007 through 2010. If the FRD's initial position is ultimately sustained, payment of the amount assessed would materially and adversely affect our cash flow in the year of settlement.

Brazil Tax Credits

In May 2021, the Supreme Court of Brazil issued its final ruling in a leading case related to the computation of certain indirect taxes which provides that the indirect tax base should not include the gross amount of the value-added tax known as "ICMS." The Supreme Court further ruled that taxpayers can recognize future operating credits ("Tax Credits") for excess indirect tax payments from past periods due to the inclusion of ICMS in the indirect tax base to the extent the taxpayer had filed judicial challenges seeking to recover excess tax payments prior to March 15, 2017 and for any excess tax payments made after March 15, 2017.

ACCO Brazil filed legal actions requesting recovery of these excess tax payments by way of future Tax Credits covering various time periods prior to March 15, 2017. Some of these cases have been finally decided in a court of law in favor of ACCO Brazil, while others are still pending. Finalization of the remaining legal actions ACCO Brazil has filed will result in additional Tax Credits of approximately $3.0 million.

Indústria Gráfica Foroni Ltda. ("Foroni"), in years prior to its acquisition by ACCO Brazil, also filed a legal action in Brazil to recover these excess indirect tax payments and this legal action has been finalized. We are required under the quota purchase agreement to remit any recovered tax credits, less the applicable tax, to the former owners of Foroni to the extent they relate to a tax period prior to the acquisition date.

As of December 31, 2022 and 2021, we recorded $11.1 million and $10.7 million, respectively, which is included in "Other (income) expense, net" on our Consolidated Statement of (Loss) Income. Finalizing the remaining legal actions ACCO Brazil has filed will likely result in additional Tax Credits at some time in the future. The Tax Credits will be utilized against future tax obligations.

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

Unconditional Purchase Commitments

Future minimum payments under unconditional purchase commitments, primarily for inventory purchase commitments as of December 31, 2022 were as follows:

(in millions)
2023	$132.3
2024	6.0
2025	4.6
2026	0.7
2027	0.3
Thereafter	0.1
Total unconditional purchase commitments	$144.0

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

As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation under the supervision of the Chief Executive Officer and the Chief Financial Officer, and with the participation of our Disclosure Committee, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2022.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8. of this report.

ITEM 9B. OTHER INFORMATION

Not applicable.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required under this Item with respect to the executive officers of the Company is incorporated by reference to "Item 1. Business" of this Form 10-K. Except as provided below, all other information required by this Item is contained in the Company’s 2023 Definitive Proxy Statement, which is expected to be filed with the SEC prior to April 3, 2023, and is incorporated herein by reference.

Code of Conduct

The Company has adopted a code of conduct as required by the listing standards of the New York Stock Exchange and rules of the SEC. This code applies to all of the Company’s directors, officers and employees. The code of conduct is published and available at the Governance section of the Company’s internet website at www.accobrands.com. The Company will post on its website any amendments to, or waivers from, our code of conduct applicable to any of its directors or executive officers. The foregoing information will be available in print to any stockholder who requests such information from ACCO Brands Corporation, Four Corporate Drive, Lake Zurich, IL 60047, Attn: Office of the General Counsel.

ITEM 11. EXECUTIVE COMPENSATION

Information required under this Item is contained in the Company’s 2023 Definitive Proxy Statement, which is expected to be filed with the SEC prior to April 3, 2023, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table gives information, as of December 31, 2022, about our common stock that may be issued upon the exercise of options and other equity awards under all compensation plans under which equity securities are reserved for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	6,728,615	$9.27	6,498,794	(1)
Equity compensation plans not approved by security holders	—	—	—
Total	6,728,615	$9.27	6,498,794	(1)

(1)
These are shares available for grant as of December 31, 2022 under the 2022 ACCO Brands Corporation Incentive Plan (the "Plan") pursuant to which the Compensation and Human Capital Committee of the Board of Directors or the Board of Directors may make various stock-based awards, including grants of stock options, stock-settled appreciation rights, restricted stock, restricted stock units and performance stock units. In addition to these shares, shares covered by outstanding awards under the Plan that were forfeited or otherwise terminated may become available for grant under the Plan and, to the extent such shares have become available as of December 31, 2022, they are included in the table as available for grant.

Other information required under this Item is contained in the Company’s 2023 Definitive Proxy Statement, which is expected to be filed with the SEC prior to April 3, 2023, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required under this Item is contained in the Company’s 2023 Definitive Proxy Statement, which is expected to be filed with the SEC prior to April 3, 2023, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required under this Item is contained in the Company’s 2023 Definitive Proxy Statement, which is expected to be filed with the SEC prior to April 3, 2023, and is incorporated herein by reference.

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

i.
All Financial Statements

The following consolidated financial statements of the Company and its subsidiaries are filed as part of this report under Part II, Item 8. - Financial Statements and Supplementary Data:

ii.
Financial Statement Schedule:

Schedule II - Valuation and Qualifying Accounts and Reserves for each of the years ended December 31, 2022, 2021 and 2020.

iii.
Exhibits:

A list of exhibits filed or furnished with this Report on Form 10-K (or incorporated by reference to exhibits previously filed or furnished by the Company) is provided in the accompanying Exhibit Index.

ITEM 16. FORM 10-K SUMMARY

None.

EXHIBIT INDEX

Number	Description of Exhibit

Exhibit Number	Description of Exhibit

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

3.1

Restated Certificate of Incorporation of ACCO Brands Corporation (incorporated by reference to Exhibit 3.1 to ACCO Brands Corporation's Quarterly Report on Form 10-Q filed with the SEC on October 30, 2019 (File No. 001-08454))

3.2

By-laws of ACCO Brands Corporation, as amended through December 5, 2022 (incorporated by reference to Exhibit 3.1 to ACCO Brands Corporation's Current Report on Form 8-K filed with the SEC on December 7, 2022 (File No. 001-08454))

Instruments defining the rights of security holders, including indentures

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

EXHIBIT INDEX

Number	Description of Exhibit

party thereto (incorporated by reference to Exhibit 10.1 to ACCO Brands Corporation's Current Report on Form 8-K filed with the SEC on November 12, 2020 (File No. 001-08454))

10.6

Fifth Amendment to Third Amended and Restated Credit Agreement, dated as of March 31, 2021, among the Company, certain subsidiaries of the Company, Bank of America, N.A., as administrative agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 1, 2021 (File No. 001-08454))

10.7

Sixth Amendment to Third Amended and Restated Credit Agreement, dated as of November 7, 2022, among the Company, certain subsidiaries of the Company, Bank of America, N.A., as administrative agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 7, 2022 (File No. 001-08454))

Executive Compensation Plans and Management Contracts

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

10.20

ACCO Brands Corporation Executive Severance Plan, as amended and restated effective January 1, 2019 (incorporated by reference to Exhibit 10.1 to ACCO Brands Corporation's Current Report on Form 8-K filed with the SEC on October 22, 2018 (File No. 001-09454))

10.21

ACCO Brands Corporation Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.26 to ACCO Brands Corporation's Annual Report on Form 10-K filed with the SEC on February 27, 2019 (File No. 001-09454))

10.22	2019 ACCO Brands Corporation Incentive Plan (incorporated by reference to Exhibit 99 to the Company’s Registration Statement on Form S-8 filed with the SEC on May 21, 2019)

10.23

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

10.29

ACCO Brands Corporation Deferred Compensation Plan for Non-Employee Directors Restated Effective December 3, 2019 (incorporated by reference to Exhibit 10.31 to ACCO Brands Corporation's Annual Report on Form 10-K filed with the SEC on February 27, 2020 (File No. 001-08454))

10.30

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

EXHIBIT INDEX

Number	Description of Exhibit

10.32

Form of Special Performance Stock Unit Award Agreement under the 2019 ACCO Brands Corporation Incentive Plan (incorporated by reference to Exhibit 10.3 to ACCO Brands Corporation's Quarterly Report on Form 10-Q filed with the SEC on July 30, 2021 (File No. 001-08454))

10.33	Offer Letter dated as of February 17, 2022 between ACCO Brands Corporation and Deborah A. O'Connor*

10.34	2022 ACCO Brands Corporation Incentive Plan (incorporated by reference to Exhibit 99 to the Company’s Registration Statement on Form S-8 filed with the SEC on May 17, 2022)

10.35

Form of Nonqualified Stock Option Award Agreement under the 2022 ACCO Brands Corporation Incentive Plan (incorporated by reference to Exhibit 10.1 to ACCO Brands Corporation's Quarterly Report on Form 10-Q filed with the SEC on August 9, 2022 (File No. 001-08454))

10.36

Form of Performance Stock Unit Award Agreement under the 2022 ACCO Brands Corporation Incentive Plan (incorporated by reference to Exhibit 10.2 to ACCO Brands Corporation's Quarterly Report on Form 10-Q filed with the SEC on August 9, 2022 (File No. 001-08454))

10.37

Form of Restricted Stock Unit Award Agreement under the 2022 ACCO Brands Corporation Incentive Plan (incorporated by reference to Exhibit 10.3 to ACCO Brands Corporation's Quarterly Report on Form 10-Q filed with the SEC on August 9, 2022 (File No. 001-08454))

10.38

Form of Directors Restricted Stock Unit Award Agreement under the 2022 ACCO Brands Corporation Incentive Plan (incorporated by reference to Exhibit 10.4 to ACCO Brands Corporation's Quarterly Report on Form 10-Q filed with the SEC on August 9, 2022 (File No. 001-08454))

Other Exhibits

21.1	Subsidiaries of the Registrant*

23.1	Consent of KPMG LLP*

24.1	Power of attorney*

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

EXHIBIT INDEX

Number	Description of Exhibit

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

February 24, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Boris Elisman	Chairman and Chief Executive Officer (principal executive officer)	February 24, 2023
Boris Elisman

/s/ Deborah A. O'Connor	Executive Vice President and Chief Financial Officer (principal financial officer)	February 24, 2023
Deborah A. O'Connor

/s/ James M. Dudek, Jr.	Senior Vice President, Corporate Controller and Chief Accounting Officer (principal accounting officer)	February 24, 2023
James M. Dudek, Jr.

/s/ Joe B. Burton*	Director	February 24, 2023
Joe B. Burton

/s/ Kathleen S. Dvorak*	Director	February 24, 2023
Kathleen S. Dvorak

/s/ Pradeep Jotwani*	Director	February 24, 2023
Pradeep Jotwani

Signature	Title	Date

/s/ Robert J. Keller*	Director	February 24, 2023
Robert J. Keller

/s/ Thomas Kroeger*	Director	February 24, 2023
Thomas Kroeger

/s/ Ron Lombardi*	Director	February 24, 2023
Ron Lombardi

/s/ Graciela Monteagudo*	Director	February 24, 2023
Graciela Monteagudo

/s/ E. Mark Rajkowski*	Director	February 24, 2023
E. Mark Rajkowski

/s/ Deborah A. O'Connor
* Deborah A. O'Connor as Attorney-in-Fact

ACCO Brands Corporation

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

SCHEDULE II

Allowances for Doubtful Accounts

Changes in the allowances for doubtful accounts were as follows:

	Year Ended December 31,
(in millions)	2022	2021	2020
Balance at beginning of year	$10.0	$11.4	$6.7
Additions charged to expense	0.5	0.9	8.0
Deductions - write offs	(1.5)	(1.9)	(3.0)
Foreign exchange changes	0.1	(0.4)	(0.3)
Balance at end of year	$9.1	$10.0	$11.4

Allowances for Sales Discounts and Other Credits

Changes in the allowances for sales discounts and returns were as follows:

	Year Ended December 31,
(in millions)	2022	2021	2020
Balance at beginning of year	$15.2	$12.2	$7.7
Additions charged to expense	15.7	28.9	12.2
Deductions	(13.8)	(25.8)	(7.9)
Foreign exchange changes	(1.5)	(0.1)	0.2
Balance at end of year	$15.6	$15.2	$12.2

Allowances for Cash Discounts

Changes in the allowances for cash discounts were as follows:

	Year Ended December 31,
(in millions)	2022	2021	2020
Balance at beginning of year	$2.4	$1.9	$2.0
Additions charged to expense	22.9	22.8	19.7
Deductions - discounts taken	(23.3)	(22.2)	(19.9)
Foreign exchange changes	(0.1)	(0.1)	0.1
Balance at end of year	$1.9	$2.4	$1.9

ACCO Brands Corporation

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

SCHEDULE II (Continued)

Warranty Reserves

Changes in the reserve for warranty claims were as follows:

	Year Ended December 31,
(in millions)	2022	2021	2020
Balance at beginning of year	$5.7	$6.1	$5.4
Provision for warranties issued	5.3	2.9	3.5
Deductions - settlements made (in cash or in kind)	(4.3)	(2.9)	(3.1)
Foreign exchange changes	(0.3)	(0.4)	0.3
Balance at end of year	$6.4	$5.7	$6.1

Income Tax Valuation Allowance

Changes in the deferred tax valuation allowances were as follows:

	Year Ended December 31,
(in millions)	2022	2021	2020
Balance at beginning of year	$52.4	$55.4	$51.6
Net increase to valuation allowance - expense (benefit)	3.2	(2.2)	2.2
Foreign exchange changes	(3.7)	(0.8)	1.6
Balance at end of year	$51.9	$52.4	$55.4

See accompanying report of independent registered public accounting firm.