Form 10-Q
period 2023-03-31
ACCO BRANDS Corp
filed 2023-05-05
CIK 712034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2023

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

As of April 27, 2023, the registrant had outstanding 94,917,374 shares of Common Stock.

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

Some of the factors that could affect our results or cause our plans, actions and results to differ materially from those expressed in the forward-looking statements contained in this Quarterly Report on Form 10-Q are detailed in "Part I, Item 1. Business" and "Part I, Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2022, as well as in "Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations" and from time to time in our other Securities and Exchange Commission (the "SEC") filings.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ACCO Brands Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31, 2023	December 31, 2022
(in millions)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$127.1	$62.2
Accounts receivable, net	303.8	384.1
Inventories	422.5	395.2
Other current assets	41.2	40.8
Total current assets	894.6	882.3
Total property, plant and equipment	594.7	589.2
Less: accumulated depreciation	(414.8)	(404.1)
Property, plant and equipment, net	179.9	185.1
Right of use asset, leases	87.4	88.8
Deferred income taxes	101.2	99.7
Goodwill	671.9	671.5
Identifiable intangibles, net	842.4	847.0
Other non-current assets	15.4	20.3
Total assets	$2,792.8	$2,794.7
Liabilities and Stockholders' Equity
Current liabilities:
Notes payable	$9.1	$10.3
Current portion of long-term debt	47.3	49.7
Accounts payable	204.5	239.5
Accrued compensation	31.9	38.3
Accrued customer program liabilities	74.2	103.3
Lease liabilities	21.1	21.2
Other current liabilities	116.3	126.7
Total current liabilities	504.4	589.0
Long-term debt, net	1,035.0	936.5
Long-term lease liabilities	73.8	75.2
Deferred income taxes	137.3	144.1
Pension and post-retirement benefit obligations	152.9	155.5
Other non-current liabilities	79.6	84.3
Total liabilities	1,983.0	1,984.6
Stockholders' equity:
Common stock	1.0	1.0
Treasury stock	(45.0)	(43.4)
Paid-in capital	1,903.3	1,897.2
Accumulated other comprehensive loss	(533.8)	(540.3)
Accumulated deficit	(515.7)	(504.4)
Total stockholders' equity	809.8	810.1
Total liabilities and stockholders' equity	$2,792.8	$2,794.7

See Notes to Condensed Consolidated Financial Statements (Unaudited).

ACCO Brands Corporation and Subsidiaries

Consolidated Statements of Loss

(Unaudited)

	Three Months Ended March 31,
(in millions, except per share data)	2023	2022
Net sales	$402.6	$441.6
Cost of products sold	283.3	322.0
Gross profit	119.3	119.6
Operating costs and expenses:
Selling, general and administrative expenses	95.0	98.8
Amortization of intangibles	10.9	11.1
Restructuring charges	3.3	0.3
Change in fair value of contingent consideration	—	2.6
Total operating costs and expenses	109.2	112.8
Operating income	10.1	6.8
Non-operating expense (income):
Interest expense	13.9	9.7
Interest income	(2.4)	(1.4)
Non-operating pension expense (income)	0.1	(1.4)
Other expense, net	1.8	0.9
Loss before income tax	(3.3)	(1.0)
Income tax expense	0.4	1.7
Net loss	$(3.7)	$(2.7)

Per share:
Basic loss per share	$(0.04)	$(0.03)
Diluted loss per share	$(0.04)	$(0.03)

Weighted average number of shares outstanding:
Basic	94.9	96.2
Diluted	94.9	96.2

See Notes to Condensed Consolidated Financial Statements (Unaudited).

ACCO Brands Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended March 31,
(in millions)	2023	2022
Net loss	$(3.7)	$(2.7)
Other comprehensive (loss) income, net of tax:
Unrealized loss on derivative instruments, net of tax benefit of $0.3 and $0.7, respectively	(0.9)	(1.4)
Foreign currency translation adjustments, net of tax benefit of $0.1 and $0.6, respectively	8.9	15.3
Recognition of deferred pension and other post-retirement items, net of tax benefit (expense) of $0.4 and $(1.4), respectively	(1.5)	4.8
Other comprehensive income, net of tax	6.5	18.7

Comprehensive income	$2.8	$16.0

See Notes to Condensed Consolidated Financial Statements (Unaudited).

ACCO Brands Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
(in millions)	2023	2022
Operating activities
Net loss	$(3.7)	$(2.7)
Loss on disposal of assets	1.1	—
Change in fair value of contingent liability	—	2.6
Depreciation	9.0	9.9
Amortization of debt issuance costs	0.8	0.7
Amortization of intangibles	10.9	11.1
Stock-based compensation	5.6	4.9
Changes in operating assets and liabilities:
Accounts receivable	88.6	84.1
Inventories	(25.0)	(37.3)
Other assets	3.6	(7.6)
Accounts payable	(38.0)	(87.5)
Accrued expenses and other liabilities	(63.6)	(76.5)
Accrued income taxes	(12.5)	(5.9)
Net cash used by operating activities	(23.2)	(104.2)
Investing activities
Additions to property, plant and equipment	(2.0)	(3.4)
Net cash used by investing activities	(2.0)	(3.4)
Financing activities
Proceeds from long-term borrowings	101.1	168.0
Repayments of long-term debt	(10.0)	(5.0)
Repayments of notes payable, net	(1.2)	(5.3)
Dividends paid	—	(7.3)
Payments related to tax withholding for stock-based compensation	(1.7)	(1.2)
Proceeds from the exercise of stock options	—	4.3
Net cash provided by financing activities	88.2	153.5
Effect of foreign exchange rate changes on cash and cash equivalents	1.9	4.2
Net increase in cash and cash equivalents	64.9	50.1
Cash and cash equivalents
Beginning of the period	62.2	41.2
End of the period	$127.1	$91.3
Cash paid during the year for:
Interest	$19.2	$15.1
Income taxes	$13.0	$7.6

See Notes to Condensed Consolidated Financial Statements (Unaudited).

ACCO Brands Corporation and Subsidiaries

Consolidated Statement of Stockholders' Equity

(Unaudited)

	Common Stock			Treasury Stock		Accumulated Other
(in millions)	Shares	Value	Paid-in Capital	Shares	Value	Comprehensive (Loss) Income	Accumulated Deficit	Total
Balance at December 31, 2022	98.9	$1.0	$1,897.2	4.6	$(43.4)	$(540.3)	$(504.4)	$810.1
Net loss	—	—	—	—	—	—	(3.7)	(3.7)
Loss on derivative financial instruments, net of tax	—	—	—	—	—	(0.9)	—	(0.9)
Translation impact, net of tax	—	—	—	—	—	8.9	—	8.9
Pension and post-retirement adjustment, net of tax	—	—	—	—	—	(1.5)	—	(1.5)
Stock-based compensation	—	—	6.2	—	—	—	(0.6)	5.6
Common stock issued, net of shares withheld for employee taxes	0.9	—	—	0.3	(1.7)	—	—	(1.7)
Dividends declared, $0.075 per share	—	—	—	—	—	—	(7.1)	(7.1)
Other	—	—	(0.1)	—	0.1	—	0.1	0.1
Balance at March 31, 2023	99.8	$1.0	$1,903.3	4.9	$(45.0)	$(533.8)	$(515.7)	$809.8

	Common Stock			Treasury Stock		Accumulated Other
(in millions)	Shares	Value	Paid-in Capital	Shares	Value	Comprehensive (Loss) Income	Accumulated Deficit	Total
Balance at December 31, 2021	100.1	$1.0	$1,902.2	4.3	$(40.9)	$(535.5)	$(462.0)	$864.8
Net loss	—	—	—		—	—	(2.7)	(2.7)
Loss on derivative financial instruments, net of tax	—	—	—		—	(1.4)	—	(1.4)
Translation impact, net of tax	—	—	—		—	15.3	—	15.3
Pension and post-retirement adjustment, net of tax	—	—	—		—	4.8	—	4.8
Stock-based compensation	—	—	4.9		—	—	(0.1)	4.8
Common stock issued, net of shares withheld for employee taxes	1.1	—	4.3	0.1	(1.2)	—	—	3.1
Dividends declared, $0.075 per share	—	—	—		—	—	(7.3)	(7.3)
Other	—	—	0.1		—	—	—	0.1
Balance at March 31, 2022	101.2	$1.0	$1,911.5	4.4	$(42.1)	$(516.8)	$(472.1)	$881.5

See Notes to Condensed Consolidated Financial Statements (Unaudited).

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

As used in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, the terms "ACCO Brands," "ACCO," the "Company," "we," "us," and "our" refer to ACCO Brands Corporation and its consolidated subsidiaries.

The management of ACCO Brands Corporation is responsible for the accuracy and internal consistency of the preparation of the condensed consolidated financial statements and notes contained in this Quarterly Report on Form 10-Q.

The condensed consolidated interim financial statements have been prepared pursuant to the rules and regulations of the SEC. Although the Company believes the disclosures are adequate to make the information presented not misleading, certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the U.S. ("GAAP") have been condensed or omitted pursuant to those rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

The Condensed Consolidated Balance Sheet as of March 31, 2023 and the related Consolidated Statements of Loss, Consolidated Statements of Comprehensive Income, and Consolidated Statements of Stockholders' Equity for the three months ended March 31, 2023 and 2022, and the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022 are unaudited. The December 31, 2022 Condensed Consolidated Balance Sheet data was derived from audited financial statements but does not include all annual disclosures required by GAAP. The financial statements included herein were prepared by management and reflect all adjustments (consisting solely of normal recurring items unless otherwise noted) which are, in the opinion of management, necessary for the fair presentation of the results of operations and cash flows for the interim periods ended March 31, 2023 and 2022, and the financial position of the Company as of March 31, 2023. Interim results may not be indicative of results for a full year.

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

There were no accounting standards that were adopted in the first three months of 2023 that had a material effect on the Company’s financial condition, results of operations or cash flow.

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

3. Long-term Debt and Short-term Borrowings

Notes payable and long-term debt, listed in order of the priority of security interests in assets of the Company, consisted of the following as of March 31, 2023 and December 31, 2022:

(in millions)	March 31, 2023	December 31, 2022
Euro Senior Secured Term Loan A, due March 2026 (floating interest rate of 5.27% at March 31, 2023 and 3.90% at December 31, 2022)	$229.4	$227.4
USD Senior Secured Term Loan A, due March 2026 (floating interest rate of 7.18% at March 31, 2023 and 6.40% at December 31, 2022)	83.3	84.4
Australian Dollar Senior Secured Term Loan A, due March 2026 (floating interest rate of 6.00% at March 31, 2023 and 5.30% at December 31, 2022)	34.1	34.9
U.S. Dollar Senior Secured Revolving Credit Facility, due March 2026 (floating interest rate of 7.17% at March 31, 2023 and 6.36% at December 31, 2022)	148.4	58.6
Australian Dollar Senior Secured Revolving Credit Facility, due March 2026 (floating interest rate of 5.84% at March 31, 2023 and 5.18% at December 31, 2022)	20.1	14.2
Senior Unsecured Notes, due March 2029 (fixed interest rate of 4.25%)	575.0	575.0
Other borrowings	9.1	10.4
Total debt	1,099.4	1,004.9
Less:
Current portion	56.4	60.0
Debt issuance costs, unamortized	8.0	8.4
Long-term debt, net	$1,035.0	$936.5

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

From July 2018 to November 2022, the Company entered into six amendments (the "Amendments") to the Credit Agreement. The following are the key changes, among other things, to the Credit Agreement as a result of the Amendments:

•
replace the minimum fixed coverage ratio of 1.25:1.00 with a minimum Interest Coverage Ratio (as defined in the Credit Agreement) of 3.00:1.00;
•
increase the maximum Consolidated Leverage Ratio (as defined in the Credit Agreement) financial covenant for each of the five fiscal quarters beginning December 31, 2022, and ending December 31, 2023, as follows:

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

As of March 31, 2023, there was $168.5 million in borrowings outstanding under the Revolving Facility. The remaining amount available for borrowings was $419.6 million (allowing for $11.9 million of letters of credit outstanding on that date).

As of March 31, 2023, our Consolidated Leverage Ratio was approximately 4.30 to 1.00 versus our maximum covenant of 5.00 to 1.00.

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

4. Leases

The Company leases its corporate headquarters, various other facilities for distribution, manufacturing, and offices, as well as vehicles, forklifts and other equipment. The Company determines if an arrangement is a lease at inception. Leases are included in "Right of use asset, leases" ("ROU Assets"), and the current portion of the lease liability is included in "Lease liabilities" and the non-current portion is included in "Long-term lease liabilities" in the Condensed Consolidated Balance Sheets. The Company currently has an immaterial amount of financing leases and leases with terms of more than one month and less than 12 months. ROU Assets and Lease liabilities are recognized based on the present value of lease payments over the lease term. Because most of the Company’s leases do not provide an implicit rate of return, the Company uses its incremental collateralized borrowing rate, on a regional basis, in determining the present value of lease payments. The incremental borrowing rate is dependent upon the duration of the lease and has been segmented into three groups of time. All leases within the same region and the same group

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

of time share the same incremental borrowing rate. The Company has lease agreements with lease and non-lease components, which are combined for accounting purposes for all classes of underlying assets except information technology equipment.

The components of lease expense were as follows:

	Three Months Ended March 31,
(in millions)	2023	2022
Operating lease cost	$7.0	$7.7
Sublease income	(0.6)	(0.6)
Total lease cost	$6.4	$7.1

Other information related to leases was as follows:

	Three Months Ended March 31,
(in millions, except lease term and discount rate)	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7.4	$8.5
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$3.4	$5.2

Weighted average remaining lease term:
Operating leases	6.1 years

Weighted average discount rate:
Operating leases	4.6%

Future minimum lease payments, net of sublease income, for all non-cancelable leases as of March 31, 2023, were as follows:

(in millions)	Operating Leases
2023	$19.2
2024	20.9
2025	17.6
2026	13.9
2027	9.4
2028	8.9
Thereafter	20.4
Total minimum lease payments	110.3
Less imputed interest	15.4
Future minimum payments for leases, net of sublease rental income and imputed interest	$94.9

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

5. Pension and Other Retiree Benefits

The components of net periodic benefit (income) cost for pension and post-retirement plans for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,
	Pension				Post-retirement
	U.S.		International
(in millions)	2023	2022	2023	2022	2023	2022
Service cost	$—	$—	$0.1	$0.3	$—	$—
Interest cost	2.0	1.2	4.9	2.5	—	—
Expected return on plan assets	(3.0)	(2.7)	(5.3)	(4.6)	—	—
Amortization of net loss (gain)	0.6	0.9	1.0	1.4	(0.1)	(0.1)
Amortization of prior service cost	—	—	0.1	—	—	—
Net periodic benefit (income) cost (1)	$(0.4)	$(0.6)	$0.8	$(0.4)	$(0.1)	$(0.1)

(1)
The components of net periodic benefit (income) cost, other than service cost, are included in the line "Non-operating pension expense (income)" in the Consolidated Statements of Loss.

We expect to contribute approximately $16.9 million to our defined benefit plans in 2023. For the three months ended March 31, 2023, we have contributed $4.5 million to these plans.

6. Stock-Based Compensation

The following table summarizes our stock-based compensation expense (including stock options, restricted stock units ("RSUs") and performance stock units ("PSUs")) for the three months ended March 31, 2023 and 2022:

	Three months ended March 31,
(in millions)	2023	2022
Stock option compensation expense	$1.9	$2.1
RSU compensation expense	2.3	2.1
PSU compensation expense	1.4	0.7
Total stock-based compensation expense	$5.6	$4.9

We generally recognize compensation expense for stock-based awards ratably over the vesting period. During the first quarter of 2023, stock compensation grants were made consisting of 1,647,434 RSUs and 2,154,290 PSUs.

The following table summarizes our unrecognized compensation expense and the weighted-average period over which the expense will be recognized as of March 31, 2023:

	March 31, 2023
(in millions, except weighted average years)	Unrecognized Compensation Expense	Weighted Average Years Expense To Be Recognized Over
Stock options	$1.7	1.7
RSUs	$4.9	2.7
PSUs	$10.2	2.3

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

7. Inventories

The components of inventories were as follows:

(in millions)	March 31, 2023	December 31, 2022
Raw materials	$90.3	$76.8
Work in process	4.6	4.4
Finished goods	327.6	314.0
Total inventories	$422.5	$395.2

8. Goodwill and Identifiable Intangible Assets

Goodwill

We test goodwill for impairment at least annually as of our measurement date of May 31st and on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. We did not identify a triggering event during the three months ended March 31, 2023, that would indicate it is more likely than not that an impairment loss has been incurred.

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

Changes in the net carrying amount of goodwill by segment were as follows:

(in millions)	ACCO Brands North America	ACCO Brands EMEA	ACCO Brands International	Total
Balance at December 31, 2022	$348.0	$145.6	$177.9	$671.5
Foreign currency translation	—	(0.2)	0.6	0.4
Balance at March 31, 2023	$348.0	$145.4	$178.5	$671.9

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Identifiable Intangible Assets

The gross carrying value and accumulated amortization by class of identifiable intangible assets as of March 31, 2023 and December 31, 2022, were as follows:

	March 31, 2023			December 31, 2022
(in millions)	Gross Carrying Amounts	Accumulated Amortization	Net Book Value	Gross Carrying Amounts	Accumulated Amortization	Net Book Value
Indefinite-lived intangible assets:
Trade names(1)	$295.1	$(44.5)	$250.6	$410.6	$(44.5)	$366.1
Amortizable intangible assets:
Trade names	491.0	(127.9)	363.1	369.7	(123.0)	246.7
Customer and contractual relationships	359.5	(204.7)	154.8	356.9	(198.2)	158.7
Vendor relationships	82.4	(12.6)	69.8	82.4	(11.2)	71.2
Patents	8.2	(4.1)	4.1	8.1	(3.8)	4.3
Subtotal	941.1	(349.3)	591.8	817.1	(336.2)	480.9
Total identifiable intangibles	$1,236.2	$(393.8)	$842.4	$1,227.7	$(380.7)	$847.0

(1)
Accumulated amortization prior to the adoption of authoritative guidance on goodwill and other intangible assets, at which time further amortization ceased.

The Company's intangible amortization expense for the three months ended March 31, 2023 and 2022 was $10.9 million and $11.1 million, respectively.

Estimated amortization expense for amortizable intangible assets, as of March 31, 2023, for the current year and the next five years is as follows:

(in millions)	2023	2024	2025	2026	2027	2028
Estimated amortization expense(2)	$43.6	$42.0	$40.4	$38.3	$35.9	$33.7

(2)
Actual amounts of amortization expense may differ from estimated amounts due to changes in foreign currency exchange rates, additional intangible asset acquisitions, impairment of intangible assets, accelerated amortization of intangible assets and other events.

We test indefinite-lived intangibles for impairment at least annually as of our measurement date of May 31st and on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. We did not identify a triggering event during the three months ended March 31, 2023, that would indicate it is more likely than not that an impairment loss has been incurred.

Estimating the fair value of each indefinite-lived intangible requires us to make assumptions and estimates regarding our future. We utilize a relief-from-royalty discounted cash flows approach to estimate fair values. Key inputs and assumptions involved include the estimated near-term revenue growth, long-term growth rate, royalty rate, and discount rate.

As of December 31, 2022, we changed the indefinite-lived Leitz® trade name to an amortizable intangible asset. The change was made as a result of decisions regarding the Company's future use of the trade name. The Company began amortizing the Leitz® trade name on a straight-line basis over a life of 30 years effective January 1, 2023.

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

9. Restructuring

The Company recorded $3.3 million and $0.3 million of restructuring expense for the three months ended March 31, 2023 and 2022, respectively. Restructuring expenses for the three months ended March 31, 2023, were primarily for severance costs related to cost reduction initiatives in our EMEA and International segments.

The summary of the activity in the restructuring liability for the three months ended March 31, 2023, was as follows:

	Balance at			Non-cash Items /	Balance at
(in millions)	December 31, 2022	Provision	Cash Expenditures	Currency Change	March 31, 2023
Employee termination costs(1)	$8.7	$2.7	$(2.6)	$0.1	$8.9
Other(2)	—	0.6	—	—	0.6
Total restructuring liability	$8.7	$3.3	$(2.6)	$0.1	$9.5

(1)
We expect the remaining $8.9 million employee termination costs to be substantially paid in the next twelve months.
(2)
We expect the remaining $0.6 million of other costs to be substantially paid in the next twelve months.

The summary of the activity in the restructuring liability for the three months ended March 31, 2022, was as follows:

	Balance at			Non-cash Items /	Balance at
(in millions)	December 31, 2021	Provision	Cash Expenditures	Currency Change	March 31, 2022
Employee termination costs	$3.4	$0.3	$(1.0)	$—	$2.7
Termination of lease agreements	1.1	—	(0.6)	—	0.5
Total restructuring liability	$4.5	$0.3	$(1.6)	$—	$3.2

10. Income Taxes

For the three months ended March 31, 2023, we recorded income tax expense of $0.4 million on a loss before taxes of $3.3 million. For the three months ended March 31, 2022, we recorded income tax expense of $1.7 million on a loss before taxes of $1.0 million. The $1.3 million decrease in tax expense compared to the three months ended March 31, 2022 was primarily driven by a $1.2 million decrease in discrete income tax expense during the first quarter of 2023 compared to the first quarter of 2022.

The U.S. federal statute of limitations remains open for the years 2019 and forward. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from 2 to 5 years. Years still open to examination by foreign tax authorities in major jurisdictions include Australia (2018 forward), Brazil (2016 forward), Canada (2018 forward), Germany (2017 forward), Sweden (2017 forward) and the U.K. (2020 forward). We are currently under examination in certain foreign jurisdictions.

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

We believe we have meritorious defenses and intend to vigorously contest both of the Brazil Tax Assessments; however, there can be no assurances that we will ultimately prevail. The ultimate outcome will not be determined until the Brazilian judicial process is complete. It is possible we could have a final decision regarding the Second Assessment in the next nine months to three years. If the FRD's initial position is ultimately sustained, payment of the amount assessed would materially and adversely affect our cash flow in the year of settlement.

Because there is no settled legal precedent on which to base a definitive opinion as to whether we will ultimately prevail, we consider the outcome of these disputes to be uncertain. Since it is not more likely than not that we will prevail, in 2012, we recorded a reserve in the amount of $44.5 million (at December 31, 2012 exchange rates) in consideration of this contingency, of which $43.3 million was recorded as an adjustment to the purchase price and which included the 2007-2012 tax years plus penalties and interest through December 2012. Because the Brazilian courts have determined that we will have to pay the standard penalty of 75 percent if we do not prevail, we have used this assumption in the reserve calculation. We will continue to actively monitor administrative and judicial court decisions and evaluate their impact, if any, on our legal assessment of the ultimate outcome of our disputes. In addition, we will continue to accrue interest related to this contingency until such time as the outcome is known or until evidence is presented that we are more likely than not to prevail. During the three months ended March 31, 2023 and 2022, we accrued additional interest as a charge to current income tax expense of $0.4 million and $0.3 million, respectively. At current exchange rates, our accrual through March 31, 2023, including tax, penalties and interest is $32.0 million (reported in "Other non-current liabilities").

11. Earnings per Share

Total outstanding shares as of March 31, 2023 and 2022, were 94.9 million and 96.8 million, respectively. For the three months ended March 31, 2023 and 2022, we acquired 0.3 million and 0.2 million shares, respectively, related to tax withholding for share-based compensation.

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

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The number of our weighted-average shares outstanding for the three months ended March 31, 2023 and 2022 was as follows:

	Three Months Ended March 31,
(in millions)	2023	2022
Weighted-average number of shares of common stock outstanding - basic	94.9	96.2
Stock options	—	—
Restricted stock units	—	—
Weighted-average shares and assumed conversions - diluted (1)	94.9	96.2

(1)
Due to the net loss during the three months ended March 31, 2023, the denominator in the diluted earnings per share calculation does not include the effects of the stock awards for which the average market price for the period exceeds the exercise price, as it would result in a less dilutive computation. As a result, reporting diluted earnings per share for the three months ended March 31, 2023 are the same as basic earnings per share.

Awards of potentially dilutive shares of common stock, which have exercise prices that were higher than the average market price during the period, are not included in the computation of dilutive earnings per share as their effect would have been anti-dilutive. For the three months ended March 31, 2023 and 2022 the number of anti-dilutive shares was approximately 11.5 million and 9.3 million, respectively.

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

Forward currency contracts are used to hedge foreign denominated inventory purchases for Europe, Australia, Canada, Japan and New Zealand, and are designated as cash flow hedges. Unrealized gains and losses on these contracts are deferred in Accumulated Other Comprehensive Income ("AOCI") until the contracts are settled and the underlying hedged transactions relating to inventory purchases are recognized, at which time the deferred gains or losses will be reported in the "Cost of products sold" line in the Consolidated Statements of Operations. As of March 31, 2023 and December 31, 2022, we had cash flow foreign exchange contracts outstanding with a U.S. dollar equivalent notional value of $82.2 million and $108.3 million, respectively, which were designated as hedges.

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Forward currency contracts used to hedge foreign denominated intercompany loans are not designated as hedging instruments. Gains and losses on these derivative instruments are recognized within "Other expense (income), net" in the Consolidated Statements of Operations and are largely offset by the change in the current translated value of the hedged item. The periods of the forward foreign exchange contracts correspond to the periods of the hedged transactions, with some relating to intercompany loans which extend beyond March 2024. As of March 31, 2023 and December 31, 2022, we had foreign exchange contracts outstanding with a U.S. dollar equivalent notional value of $95.1 million and $79.5 million, respectively, which were not designated as hedges.

The following table summarizes the fair value of our derivative financial instruments as of March 31, 2023 and December 31, 2022:

	Fair Value of Derivative Instruments
	Derivative Assets			Derivative Liabilities
(in millions)	Balance Sheet Location	March 31, 2023	December 31, 2022	Balance Sheet Location	March 31, 2023	December 31, 2022
Derivatives designated as hedging instruments:
Foreign exchange contracts	Other current assets	$1.7	$3.6	Other current liabilities	$1.1	$1.9
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current assets	0.4	0.7	Other current liabilities	0.6	0.7
Foreign exchange contracts	Other non-current assets	0.2	4.9	Other non-current liabilities	0.2	4.9
Total derivatives		$2.3	$9.2		$1.9	$7.5

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables summarize the pre-tax effect of our derivative financial instruments on the condensed consolidated financial statements for the three months ended March 31, 2023 and 2022:

	The Effect of Derivative Instruments in Cash Flow Hedging Relationships on the Consolidated Financial Statements
	Amount of Gain (Loss) Recognized in AOCI (Effective Portion)		Location of (Gain) Loss Reclassified from AOCI to Income	Amount of (Gain) Loss Reclassified from AOCI to Income (Effective Portion)
	Three Months Ended March 31,			Three Months Ended March 31,
(in millions)	2023	2022		2023	2022
Cash flow hedges:
Foreign exchange contracts	$(0.6)	$(0.2)	Cost of products sold	$(0.5)	$(2.4)

	The Effect of Derivatives Not Designated as Hedging Instruments on the Consolidated Statements of (Loss) Income
	Location of (Gain) Loss Recognized in Income on Derivatives	Amount of (Gain) Loss Recognized in Income
		Three Months Ended March 31,
(in millions)		2023	2022
Foreign exchange contracts	Other expense, net	$1.7	$(0.6)

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

We have determined that our financial assets and liabilities described in "Note 12. Derivative Financial Instruments" are Level 2 in the fair value hierarchy. The following table sets forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2023 and December 31, 2022:

(in millions)	March 31, 2023	December 31, 2022
Assets:
Forward currency contracts	$2.3	$9.2
Liabilities:
Forward currency contracts	$1.9	$7.5

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

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The fair values of cash and cash equivalents, notes payable to banks, accounts receivable and accounts payable approximate carrying amounts due principally to their short maturities. The carrying amount of total debt was $1,099.4 million and $1,004.9 million and the estimated fair value of total debt was $1,001.6 million and $910.0 million at March 31, 2023 and December 31, 2022, respectively. The fair values are determined from quoted market prices, where available, and from using current interest rates based on credit ratings and the remaining terms of maturity.

Nonrecurring Fair Value Measurements

On a nonrecurring basis, we remeasure the fair value of the goodwill of our reporting units and our trade name indefinite-lived intangibles if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. The fair value of our reporting units and trade names are considered Level 3 measurements. Level 3 measurements require significant unobservable inputs that are reflected in our assumptions. See "Note 8. Goodwill and Identifiable Intangible Assets" for more information on those assumptions.

14. Accumulated Other Comprehensive Income (Loss)

AOCI is defined as net income (loss) and other changes in stockholders’ equity from transactions and other events from sources other than stockholders. The components of, and changes in, AOCI were as follows:

(in millions)	Derivative Financial Instruments	Foreign Currency Adjustments	Unrecognized Pension and Other Post-retirement Benefit Costs	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2022	$1.1	$(380.1)	$(161.3)	$(540.3)
Other comprehensive income (loss) before reclassifications, net of tax	(0.5)	8.9	(2.6)	5.8
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	(0.4)	—	1.1	0.7
Balance at March 31, 2023	$0.2	$(371.2)	$(162.8)	$(533.8)

The reclassifications out of AOCI for the three months ended March 31, 2023 and 2022 were as follows:

(in millions)	2023	2022
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Location on Income Statement
Gain (loss) on cash flow hedges:
Foreign exchange contracts	$0.5	$2.4	Cost of products sold
Tax expense	(0.1)	(0.7)	Income tax expense
Net of tax	$0.4	$1.7
Defined benefit plan items:
Amortization of actuarial loss	$(1.5)	$(2.2)	(1)
Amortization of prior service cost	(0.1)	—	(1)
Total before tax	(1.6)	(2.2)
Tax benefit	0.5	0.5	Income tax expense
Net of tax	$(1.1)	$(1.7)

Total reclassifications for the period, net of tax	$(0.7)	$—

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

Service or Extended Maintenance Agreements ("EMAs"). As of December 31, 2022, there was $2.8 million of unearned revenue associated with outstanding EMAs, primarily reported in "Other current liabilities." During the three months ended March 31, 2023, $1.2 million of the unearned revenue was earned and recognized. As of March 31, 2023, the amount of unearned revenue from EMAs was $2.8 million. We expect to earn and recognize approximately $2.4 million of the unearned amount in the next 12 months and $0.4 million in periods beyond the next 12 months.

The following tables present our net sales disaggregated by regional geography(1), by reporting business segments and our net sales disaggregated by the timing of revenue recognition for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(in millions)	2023	2022
United States	$155.1	$188.5
Canada	21.6	20.0
ACCO Brands North America	176.7	208.5

ACCO Brands EMEA(2)	135.8	156.1

Australia/N.Z.	28.3	30.0
Latin America	52.4	34.4
Asia-Pacific	9.4	12.6
ACCO Brands International	90.1	77.0
Net sales	$402.6	$441.6

(1) Net sales are attributed to geographic areas based on the location of the selling subsidiaries.

(2) ACCO Brands EMEA is comprised largely of Europe, but also includes export sales to the Middle East and Africa.

	Three Months Ended March 31,
(in millions)	2023	2022
Product and services transferred at a point in time	$390.3	$429.3
Product and services transferred over time	12.3	12.3
Net sales	$402.6	$441.6

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

Customers

We distribute our products through a wide variety of channels to ensure that our products are readily and conveniently available for purchase by consumers and other end-users, wherever they prefer to shop. These channels include mass retailers, e-tailers, technology distributors, discount, drug/grocery and variety chains, warehouse clubs, hardware and specialty stores, independent office product dealers, office superstores, wholesalers, contract stationers. We also sell directly through e-commerce sites and our direct sales organization.

Net sales by reportable business segment for the three months ended March 31, 2023 and 2022 were as follows:

(in millions)	2023	2022
ACCO Brands North America	$176.7	$208.5
ACCO Brands EMEA	135.8	156.1
ACCO Brands International	90.1	77.0
Net sales	$402.6	$441.6

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Operating income by business segment for the three months ended March 31, 2023 and 2022 was as follows:

(in millions)	2023	2022
ACCO Brands North America	$5.2	$13.9
ACCO Brands EMEA	7.8	5.6
ACCO Brands International	9.0	4.2
Segment operating income	22.0	23.7
Change in fair value of contingent consideration	—	(2.6)
Corporate	(11.9)	(14.3)
Operating income(1)	10.1	6.8
Interest expense	13.9	9.7
Interest income	(2.4)	(1.4)
Non-operating pension expense (income)	0.1	(1.4)
Other expense, net	1.8	0.9
Loss before income tax	$(3.3)	$(1.0)

(1)
Operating income is defined as i) net sales; ii) less cost of products sold; iii) less selling, general and administrative expenses; iv) less amortization of intangibles; v) less restructuring charges; and vi) less change in the fair value of contingent consideration.

17. Commitments and Contingencies

Pending Litigation - Brazil Tax Assessments

In connection with our May 1, 2012, acquisition of the Mead C&OP business, we assumed all of the tax liabilities for the acquired foreign operations including ACCO Brazil. For further information, see "Note 10. Income Taxes - Brazil Tax Assessments" for details on tax assessments issued by the FRD against ACCO Brazil challenging the tax deduction of goodwill from ACCO Brazil's taxable income for the years 2007 through 2010. If the FRD's initial position is ultimately sustained, payment of the amount assessed would materially and adversely affect our cash flow in the year of settlement.

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

ACCO Brazil filed legal actions requesting recovery of these excess tax payments by way of future Tax Credits covering various time periods prior to March 15, 2017. Some of these cases have been finally decided in a court of law in favor of ACCO Brazil, while others are still pending. Finalization of the remaining legal actions ACCO Brazil has filed will result in additional Tax Credits of approximately $3.0 million. The Tax Credits will be utilized against future tax obligations.

Indústria Gráfica Foroni Ltda. ("Foroni"), in years prior to its acquisition by ACCO Brazil, also filed a legal action in Brazil to recover these excess indirect tax payments and this legal action has been finalized. We are required under the quota purchase

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three months ended March 31, 2023 and 2022 should be read in conjunction with the unaudited condensed consolidated financial statements of ACCO Brands Corporation and the accompanying notes contained therein.

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

Our product categories include gaming and computer accessories; storage and organization; notebooks; shredding; laminating and binding machines; stapling; punching; planners; dry erase boards; and do-it-yourself tools, among others. We distribute our products through a wide variety of channels to ensure that our products are readily and conveniently available for purchase by consumers and other end-users, wherever they prefer to shop. These channels include mass retailers, e-tailers, technology distributors, discount, drug/grocery and variety chains, warehouse clubs, hardware and specialty stores, independent office product dealers, office superstores, wholesalers, and contract stationers.

Overview of Performance

During the first quarter, our net sales decreased $39.0 million, or 8.8 percent, including 2.4 percent from adverse foreign exchange, compared with the prior year's first quarter. Comparable net sales decreased 6.4 percent. Price increases added 9.1 percent while volume declined 15.5 percent. Our EMEA and North America segments reported sales declines of 13.0 percent and 15.3 percent, respectively. This decline was partially offset by 17.0 percent sales growth in our International segment.

In the first quarter, we reported operating income of $10.1 million, a $3.3 million increase, compared with operating income of $6.8 million in the prior year's first quarter. The increase in operating income reflects the impact of our cumulative global price increases and lower SG&A expense, which more than offset lower sales volume and adverse foreign exchange. Gross margin increased 250 basis points primarily due to cumulative global price increases, cost reduction actions within our North America and EMEA segments and improved cost leverage from volume growth within our International segment.

Our operating cash flow for the first three months was a use of cash of $23.2 million, compared to cash used of $104.2 million in the prior year due to improved working capital, primarily related to less cash used for payables, lower inventory purchases, and lower payments for incentive compensation. Our operating cash flow is seasonal with a historic pattern of outflow in the first half followed by strong inflows in both quarters of the second half. We anticipate the same seasonal cash flow pattern to repeat again this year.

We continue to see volatility in most foreign currencies against the U.S. dollar, which affected the sales, profitability and cash flow of our foreign operations which transact business in their local currency. During the first quarter, our EMEA segment was most negatively impacted. We expect foreign currency fluctuations to continue to impact our results.

Consolidated Results of Operations for the Three Months Ended March 31, 2023 and 2022

	Three Months Ended March 31,		Amount of Change
(in millions, except per share data)	2023	2022	$	%/pts
Net sales	$402.6	$441.6	$(39.0)	(8.8)%
Cost of products sold	283.3	322.0	(38.7)	(12.0)%
Gross profit	119.3	119.6	(0.3)	(0.3)%
Gross profit margin	29.6%	27.1%		2.5	pts
Selling, general and administrative expenses	95.0	98.8	(3.8)	(3.8)%
SG&A% to net sales	23.6%	22.4%		1.2	pts
Amortization of intangibles	10.9	11.1	(0.2)	(1.8)%
Restructuring charges	3.3	0.3	3.0	NM
Change in fair value of contingent consideration	—	2.6	(2.6)	NM
Operating income	10.1	6.8	3.3	48.5%
Operating (loss) income margin	2.5%	1.5%		1.0	pts
Interest expense	13.9	9.7	4.2	43.3%
Interest income	(2.4)	(1.4)	(1.0)	71.4%
Non-operating pension expense (income)	0.1	(1.4)	1.5	NM
Other expense, net	1.8	0.9	0.9	100.0%
Loss before income tax	(3.3)	(1.0)	(2.3)	NM
Income tax expense	0.4	1.7	(1.3)	(76.5)%
Effective tax rate	(12.1)%	(170.0)%		157.9	pts
Net loss	(3.7)	(2.7)	(1.0)	(37.0)%
Weighted average number of diluted shares outstanding:	94.9	96.2	(1.3)	(1.3)%
Diluted loss per share	$(0.04)	$(0.03)	$(0.01)	(33.3)%
Comparable net sales (Non-GAAP)(1)	$413.2	$441.6	$(28.4)	(6.4)%

(1)
See reconciliation to GAAP, contained in Part I, Item 2. "Supplemental Non-GAAP Financial Measure."

Net Sales

For the three months ended March 31, 2023, net sales decreased $39.0 million, or 8.8 percent, including $10.6 million, or 2.4 percent, from adverse foreign exchange. Comparable net sales decreased 6.4 percent. The sales decline was driven by lower volume, which was down 15.5 percent, reflecting lower demand due to the challenging macroeconomic conditions, the return of typical seasonality in back-to-school purchasing by retailers in North America and weaker sales of technology accessories, partially offset by higher prices which added 9.1 percent. These sales declines more than offset cumulative global price increases and volume growth within our International segment.

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

For the three months ended March 31, 2023, cost of products sold decreased $38.7 million, or 12.0 percent, primarily due to lower net sales, global cost reduction actions and favorable foreign exchange, partially offset by lagging inflation. Foreign exchange reduced cost of products sold by $7.6 million, or 2.4 percent.

Gross Profit

For the three months ended March 31, 2023, gross profit decreased $0.3 million, or 0.3 percent. The reduction in gross profit includes adverse foreign exchange of $3.0 million, or 2.5 percent. Gross profit margin increased 250 basis points primarily due to the cumulative effect of global price increases and global cost reduction actions, as well as improved cost leverage from volume growth within our International segment.

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

For the three months ended March 31, 2023, SG&A decreased $3.8 million, or 3.8 percent, primarily due to the favorable impact of foreign exchange which reduced SG&A by $2.4 million, or 2.4 percent. Excluding foreign exchange, expenses were down due to strong cost controls. SG&A as a percentage of net sales increased due to lower sales.

Restructuring Charges

For the three months ended March 31, 2023, restructuring expense increased $3.0 million compared to prior year. Cost reduction programs primarily related to severance costs in EMEA and International.

Change in Fair Value of Contingent Consideration

The prior period benefited from a $2.6 million reversal of accruals related to the change in fair value of the contingent consideration related to the PowerA earnout.

Operating Income

For the three months ended March 31, 2023, operating income was $10.1 million compared to $6.8 million in the prior year. The increase of $3.3 million reflects the impact of cumulative global price increases, and lower SG&A expense, partly offset by higher restructuring charges. Adverse foreign exchange reduced operating income by $0.2 million.

Interest Expense

For the three months ended March 31, 2023, the increase in interest expense of $4.2 million was primarily due to higher interest rates versus the prior year. Our variable debt weighted average interest rate increased to 6.19 percent from 2.05 percent in the prior year.

Income Tax Expense

For the three months ended March 31, 2023, we recorded income tax expense of $0.4 million on a loss before taxes of $3.3 million. This compared with an income tax expense of $1.7 million on a loss before taxes of $1.0 million for the three months ended March 31, 2022.

See "Note 10. Income Taxes" for more information.

Net Loss/Diluted Loss per Share

For the three months ended March 31, 2023, net loss was $3.7 million compared to $2.7 million in the prior year, due primarily to higher interest and non-operating pension costs.

Segment Net Sales and Operating Income for the Three Months Ended March 31, 2023 and 2022

ACCO Brands North America

	Three Months Ended March 31,		Amount of Change
(in millions)	2023	2022	$	%/pts
Net sales	$176.7	$208.5	$(31.8)	(15.3)%
Segment operating income⁽¹⁾	5.2	13.9	(8.7)	(62.6)%
Segment operating income margin	2.9%	6.7%		(3.8)	pts
Comparable net sales (Non-GAAP)⁽²⁾	$178.2	$208.5	$(30.3)	(14.6)%

(1)
Segment operating income excludes corporate costs. See "Part I, Item 1. Note 16. Information on Business Segments," for a reconciliation of total "Segment operating income" to "Loss before income tax."
(2)
See reconciliation to GAAP contained in Part I, Item 2. "Supplemental Non-GAAP Financial Measure."

For the three months ended March 31, 2023, net sales decreased $31.8 million, or 15.3 percent. Sales price increases added $8.8 million, or 4.2 percent, and were more than offset by decreased volume of $39.2 million, or 18.8 percent. The volume decline is due to a weaker macroeconomic environment, lower early back-to-school purchases by retailers and lower demand for technology accessories. In 2022, due to supply chain concerns retailers purchased back-to-school product earlier in the year than is typical to ensure product availability for the selling season, which did not occur at the same level in 2023.

For the three months ended March 31, 2023, operating income was $5.2 million compared to $13.9 million in the prior year. The decreases in operating income and operating margin primarily reflect the impact of lower sales volume, the lagging effect of inflation, and negative fixed cost leverage.

ACCO Brands EMEA

	Three Months Ended March 31,		Amount of Change
(in millions)	2023	2022	$	%/pts
Net sales	$135.8	$156.1	$(20.3)	(13.0)%
Segment operating income⁽¹⁾	7.8	5.6	2.2	39.3%
Segment operating income margin	5.7%	3.6%		2.1	pts
Comparable net sales (Non-GAAP)⁽²⁾	$144.8	$156.1	$(11.3)	(7.3)%

(1)
Segment operating income excludes corporate costs. See "Part I, Item 1. Note 16. Information on Business Segments," for a reconciliation of total "Segment operating income" to "Loss before income tax."
(2)
See reconciliation to GAAP contained in Part I, Item 2. "Supplemental Non-GAAP Financial Measure."

For the three months ended March 31, 2023, net sales decreased $20.3 million, or 13.0 percent, including $9.0 million, or 5.7 percent of adverse foreign exchange. Comparable net sales decreased mainly due to lower volume of $33.0 million, or 21.1 percent, partly offset by price increases which added $21.7 million, or 13.9 percent. The lower volume was primarily driven by reduced demand due to a weaker macroeconomic environment and lower demand for technology accessories.

For the three months ended March 31, 2023, operating income increased $2.2 million, or 39.3 percent, which includes $0.3 million, or 6.1 percent, of adverse foreign exchange. Operating income and operating margin increased primarily due to the cumulative effect of price increases and cost saving actions, more than offsetting negative fixed cost leverage and higher costs of certain goods.

ACCO Brands International

	Three Months Ended March 31,		Amount of Change
(in millions)	2023	2022	$	%/pts
Net sales	$90.1	$77.0	$13.1	17.0%
Segment operating income⁽¹⁾	9.0	4.2	4.8	NM
Segment operating income margin	10.0%	5.5%		4.5	pts
Comparable net sales (Non-GAAP)⁽²⁾	$90.3	$77.0	$13.3	17.2%

(1)
Segment operating income excludes corporate costs. See "Part I, Item 1. Note 16. Information on Business Segments," for a reconciliation of total "Segment operating income" to "Loss before income tax."
(2)
See reconciliation to GAAP contained in Part I, Item 2. "Supplemental Non-GAAP Financial Measure."

For the three months ended March 31, 2023, net sales increased $13.1 million, or 17.0 percent, including adverse foreign exchange of $0.2 million, or 0.2 percent. Comparable net sales increased primarily due to price increases which added $9.7 million, or 12.6 percent, and volume growth of $3.6 million, or 4.7 percent. Volume growth was primarily driven by Mexico and Brazil which benefited from the improvement of both in-person education and return-to-work trends.

For the three months ended March 31, 2023, operating income increased $4.8 million, primarily due to higher sales and improved cost leverage. Foreign exchange increased operating income $0.3 million, or 6.4 percent.

Liquidity and Capital Resources

Our primary liquidity needs are to support our working capital requirements, service indebtedness and fund capital expenditures and dividends. Our principal sources of liquidity are cash flows from operating activities, cash and cash equivalents held, and seasonal borrowings under our $600 million multi-currency revolving credit facility (the "Revolving Facility"). As of March 31, 2023, there was $168.5 million in borrowings outstanding under the Revolving Facility ($18.4 million reported in "Current portion of long-term debt" and $150.1 million reported in "Long-term debt, net"), and the amount available for borrowings was $419.6 million (allowing for $11.9 million of letters of credit outstanding on that date). We had $127.1 million in cash on hand. We maintain adequate financing arrangements at market rates.

As of March 31, 2023, our Consolidated Leverage Ratio was approximately 4.30 to 1.00 versus our maximum covenant of 5.00 to 1.00. We have no debt maturities before March 2026.

Our near-term use of cash will be to fund our dividend and reduce debt. Our long-term strategy remains to deploy cash to fund dividends, reduce debt, make acquisitions and repurchase stock.

The $524.4 million of debt outstanding as of March 31, 2023 under our senior secured credit facilities has a weighted average interest rate of 6.19 percent, and the $575.0 million outstanding principal amount of our senior unsecured notes due 2029 has a fixed interest rate of 4.25 percent.

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

The restructuring provision was $3.3 million for the three months ended March 31, 2023, primarily related to the Company's cost reduction programs representing expected severance costs mainly in EMEA, related to our footprint rationalization, and

International. For additional details, see "Note 9. Restructuring" to the condensed consolidated financial statements contained in "Part I, Item 1. Financial Information" of this Quarterly Report on Form 10-Q.

Cash Flow for the Three Months Ended March 31, 2023 and 2022

During the three months ended March 31, 2023, our cash and cash equivalents increased $64.9 million, as compared to an increase of $50.1 million in the first three months of the prior year. The increase in cash generated of $14.8 million was primarily due to timing of payments for inventory which reduced the use of cash for accounts payable by $49.5 million, decreased inventory purchases of $12.3 million, reduced incentive payments of $16.7 million, and more cash provided by accounts receivable of $4.5 million, which were partially offset by lower net borrowings of $67.8 million.

The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
(in millions)	2023	2022
Net cash flow (used in) provided by:
Operating activities	$(23.2)	$(104.2)
Investing activities	(2.0)	(3.4)

Net borrowings	89.9	157.7
Dividends paid	—	(7.3)
All other financing	(1.7)	3.1
Financing activities	88.2	153.5
Effect of foreign exchange rate changes on cash and cash equivalents	1.9	4.2
Net increase in cash and cash equivalents	$64.9	$50.1

Cash Flow from Operating Activities

Operating activities used $23.2 million of cash during the first three months ended March 31, 2023 resulting from a net loss of $3.7 million, net cash outflows from changes in our operating assets and liabilities of $46.9 million, partly offset by non-cash add backs of $27.4 million consisting primarily of the amortization of intangibles, depreciation, and stock-based compensation expense. The net cash outflows from changes in our operating assets and liabilities were primarily due to $43.8 million of payments for interest, employee incentives, and taxes, as well as payments related to other current and non-current liabilities. These were partly offset by cash provided by trade working capital of $25.6 million consisting of changes in accounts payable, inventory, and accounts receivable.

Operating activities used $104.2 million of cash during the first three months ended March 31, 2022 resulting from a net loss of $2.7 million, net cash outflows from changes in our operating assets and liabilities of $130.7 million, partially offset by non-cash add backs of $29.2 million consisting primarily of the amortization of intangibles, depreciation, and stock-based compensation expense. The net cash outflows from changes in our operating assets and liabilities were primarily due to $52.5 million of payments for interest, employee incentives, and taxes, as well as payments related to other current and non-current liabilities. We also used cash to fund investments in trade working capital of $40.7 million consisting of changes in accounts payable, inventory, and accounts receivable.

Cash Flow from Investing Activities

Cash used by investing activities of $2.0 million during the first three months ended March 31, 2023, were due to capital expenditures.

Cash used by investing activities of $3.4 million during the first three months ended March 31, 2022, were due to capital expenditures.

Cash Flow from Financing Activities

Cash provided by financing activities during the first three months ended March 31, 2023, were primarily due to net borrowings of $89.9 million. Dividends for the first three months of the year were declared during the first quarter and were paid in the second quarter of 2023.

Cash provided by financing activities during the first three months ended March 31, 2022, were primarily due to net borrowings of $157.7 million, partly offset by dividends paid of $7.3 million.

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

The following tables provide a reconciliation of GAAP net sales change as reported to non-GAAP comparable sales change:

	Comparable Sales - Three Months Ended March 31, 2023
		Non-GAAP
	GAAP	Currency	Comparable
(in millions)	Net Sales	Translation	Net Sales
ACCO Brands North America	$176.7	$(1.5)	$178.2
ACCO Brands EMEA	135.8	(9.0)	144.8
ACCO Brands International	90.1	(0.2)	90.3
Total	$402.6	$(10.6)	$413.2

	Amount of Change - Three Months Ended March 31, 2023 compared to the Three Months Ended March 31, 2022
	$ Change - Net Sales
		Non-GAAP
	GAAP		Comparable
	Net Sales	Currency	Net Sales
(in millions)	Change	Translation	Change
ACCO Brands North America	$(31.8)	$(1.5)	$(30.3)
ACCO Brands EMEA	(20.3)	(9.0)	(11.3)
ACCO Brands International	13.1	(0.2)	13.3
Total	$(39.0)	$(10.6)	$(28.4)

	% Change - Net Sales
		Non-GAAP
	GAAP		Comparable
	Net Sales	Currency	Net Sales
	Change	Translation	Change
ACCO Brands North America	(15.3)%	(0.7)%	(14.6)%
ACCO Brands EMEA	(13.0)%	(5.7)%	(7.3)%
ACCO Brands International	17.0%	(0.2)%	17.2%
Total	(8.8)%	(2.4)%	(6.4)%

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk" of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes to Foreign Exchange Risk Management or Interest Rate Risk Management in the quarter ended March 31, 2023 or through the date of this report.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision of the Chief Executive Officer and the Chief Financial Officer, and with the participation of our Disclosure Committee, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2023.

(b) Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are various claims, lawsuits and pending actions against us incidental to our operations, including the income tax assessments against our Brazilian subsidiary, ACCO Brazil (the "Brazil Tax Assessments"), which is more fully described in "Part I, Item 1. Note 10. Income Taxes, Brazil Tax Assessments to the Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

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

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in "Part I, Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not applicable.

(b) Not applicable.

(c) Common Stock Purchases

The following table provides information about our purchases of equity securities during the quarter ended March 31, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
January 1, 2023 to January 31, 2023	—	$—	—	$105,645,579
February 1, 2023 to February 28, 2023	—	—	—	105,645,579
March 1, 2023 to March 31, 2023	—	—	—	105,645,579
Total	—	$—	—	$105,645,579

(1) The Company's Board of Directors has authorized the repurchase of up to $200 million in shares of its common stock.

The number of shares to be purchased, if any, and the timing of purchases will be based on the Company's stock price, leverage ratios, cash balances, general business and market conditions, and other factors, including alternative investment opportunities and working capital needs. The Company may repurchase its shares, from time to time, through a variety of methods, including open-market purchases, privately negotiated transactions and block trades or pursuant to repurchase plans designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. Any stock repurchases will be subject to market conditions, SEC regulations and other considerations and may be commenced or suspended at any time or from time to time, without prior notice. Accordingly, there is no guarantee as to the number of shares, if any, that will be repurchased or the timing of such repurchases.

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

Date: May 5, 2023