Form 10-Q
period 2023-06-30
ACCO BRANDS Corp
filed 2023-08-09
CIK 712034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2023

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

As of July 31, 2023, the registrant had outstanding 94,917,374 shares of Common Stock.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, particularly those anticipating future financial performance, business prospects, growth, operating strategies and similar matters, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the beliefs and assumptions of management based on information available to us at the time such statements are made. These statements, which are generally identifiable by the use of the words "will," "believe," "expect," "intend," "anticipate," "estimate," "forecast," "project," "plan," and similar expressions, are subject to certain risks and uncertainties, are made as of the date hereof, and we undertake no duty or obligation to update them. Because actual results may differ materially from those suggested or implied by such forward-looking statements, you should not place undue reliance on them when deciding whether to buy, sell or hold the Company's securities.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ACCO Brands Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30, 2023	December 31, 2022
(in millions)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$82.4	$62.2
Accounts receivable, net	426.1	384.1
Inventories	398.0	395.2
Other current assets	47.6	40.8
Total current assets	954.1	882.3
Total property, plant and equipment	594.7	589.2
Less: accumulated depreciation	(417.3)	(404.1)
Property, plant and equipment, net	177.4	185.1
Right of use asset, leases	85.7	88.8
Deferred income taxes	97.7	99.7
Goodwill	662.0	671.5
Identifiable intangibles, net	833.2	847.0
Other non-current assets	15.7	20.3
Total assets	$2,825.8	$2,794.7
Liabilities and Stockholders' Equity
Current liabilities:
Notes payable	$7.9	$10.3
Current portion of long-term debt	53.9	49.7
Accounts payable	194.6	239.5
Accrued compensation	41.3	38.3
Accrued customer program liabilities	100.0	103.3
Lease liabilities	20.4	21.2
Other current liabilities	115.9	126.7
Total current liabilities	534.0	589.0
Long-term debt, net	1,015.8	936.5
Long-term lease liabilities	72.3	75.2
Deferred income taxes	142.7	144.1
Pension and post-retirement benefit obligations	149.4	155.5
Other non-current liabilities	81.2	84.3
Total liabilities	1,995.4	1,984.6
Stockholders' equity:
Common stock	1.0	1.0
Treasury stock	(45.0)	(43.4)
Paid-in capital	1,906.8	1,897.2
Accumulated other comprehensive loss	(535.7)	(540.3)
Accumulated deficit	(496.7)	(504.4)
Total stockholders' equity	830.4	810.1
Total liabilities and stockholders' equity	$2,825.8	$2,794.7

See Notes to Condensed Consolidated Financial Statements (Unaudited).

ACCO Brands Corporation and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2023	2022	2023	2022
Net sales	$493.6	$521.0	$896.2	$962.6
Cost of products sold	329.4	371.0	612.7	693.0
Gross profit	164.2	150.0	283.5	269.6
Operating costs and expenses:
Selling, general and administrative expenses	98.0	91.6	193.0	190.4
Amortization of intangibles	11.0	10.5	21.9	21.6
Restructuring charges	—	1.9	3.3	2.2
Change in fair value of contingent consideration	—	(9.4)	—	(6.8)
Total operating costs and expenses	109.0	94.6	218.2	207.4
Operating income	55.2	55.4	65.3	62.2
Non-operating expense (income):
Interest expense	15.5	10.8	29.4	20.5
Interest income	(2.2)	(2.2)	(4.6)	(3.6)
Non-operating pension expense (income)	0.2	(1.3)	0.3	(2.7)
Other (income) expense, net	(0.3)	(3.7)	1.5	(2.8)
Income before income tax	42.0	51.8	38.7	50.8
Income tax expense	15.6	12.4	16.0	14.1
Net income	$26.4	$39.4	$22.7	$36.7

Per share:
Basic income per share	$0.28	$0.41	$0.24	$0.38
Diluted income per share	$0.27	$0.40	$0.23	$0.37

Weighted average number of shares outstanding:
Basic	95.4	96.2	95.1	96.2
Diluted	96.3	97.4	96.7	98.0

See Notes to Condensed Consolidated Financial Statements (Unaudited).

ACCO Brands Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Net income	$26.4	$39.4	$22.7	$36.7
Other comprehensive (loss) income, net of tax:
Unrealized loss on derivative instruments, net of tax (expense) benefit of $(0.2) and $(1.6) and $0.1 and $(0.9), respectively	0.6	3.9	(0.3)	2.5
Foreign currency translation adjustments, net of tax benefit of $0.1 and $1.5 and $0.2 and $2.1, respectively	(1.7)	(37.2)	7.2	(21.9)
Recognition of deferred pension and other post-retirement items, net of tax benefit (expense) of $0.2 and $(3.5) and $0.6 and $(4.9), respectively	(0.8)	10.8	(2.3)	15.6
Other comprehensive (loss) income, net of tax:	(1.9)	(22.5)	4.6	(3.8)

Comprehensive income	$24.5	$16.9	$27.3	$32.9

See Notes to Condensed Consolidated Financial Statements (Unaudited).

ACCO Brands Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(in millions)	2023	2022
Operating activities
Net income	$22.7	$36.7
Payments of contingent consideration	—	(9.2)
Loss on disposal of assets	1.2	(0.2)
Change in fair value of contingent liability	—	(6.8)
Depreciation	17.3	19.6
Amortization of debt issuance costs	1.5	1.4
Amortization of intangibles	21.9	21.6
Stock-based compensation	8.9	7.2
Changes in operating assets and liabilities:
Accounts receivable	(33.4)	(12.4)
Inventories	10.1	(51.4)
Other assets	(9.0)	(18.7)
Accounts payable	(55.1)	(47.2)
Accrued expenses and other liabilities	(19.1)	(34.8)
Accrued income taxes	(6.3)	(3.7)
Net cash used by operating activities	(39.3)	(97.9)
Investing activities
Additions to property, plant and equipment	(6.1)	(7.0)
Proceeds from the disposition of assets	—	0.2
Net cash used by investing activities	(6.1)	(6.8)
Financing activities
Proceeds from long-term borrowings	107.9	218.0
Repayments of long-term debt	(28.2)	(25.6)
Repayments of notes payable, net	(2.4)	11.3
Dividends paid	(14.2)	(14.4)
Payments of contingent consideration	—	(17.8)
Repurchases of common stock	—	(19.4)
Payments related to tax withholding for stock-based compensation	(1.7)	(2.5)
Proceeds from the exercise of stock options	—	4.3
Net cash provided by financing activities	61.4	153.9
Effect of foreign exchange rate changes on cash and cash equivalents	4.2	1.3
Net increase in cash and cash equivalents	20.2	50.5
Cash and cash equivalents
Beginning of the period	62.2	41.2
End of the period	$82.4	$91.7
Cash paid during the year for:
Interest	$30.3	$18.9
Income taxes	$22.1	$17.9

See Notes to Condensed Consolidated Financial Statements (Unaudited).

ACCO Brands Corporation and Subsidiaries

Consolidated Statement of Stockholders' Equity

(Unaudited)

	Common Stock			Treasury Stock		Accumulated Other
(in millions)	Shares	Value	Paid-in Capital	Shares	Value	Comprehensive (Loss) Income	Accumulated Deficit	Total
Balance at December 31, 2022	98.9	$1.0	$1,897.2	4.6	$(43.4)	$(540.3)	$(504.4)	$810.1
Net loss	—	—	—	—	—	—	(3.7)	(3.7)
Loss on derivative financial instruments, net of tax	—	—	—	—	—	(0.9)	—	(0.9)
Translation impact, net of tax	—	—	—	—	—	8.9	—	8.9
Pension and post-retirement adjustment, net of tax	—	—	—	—	—	(1.5)	—	(1.5)
Stock-based compensation	—	—	6.2	—	—	—	(0.6)	5.6
Common stock issued, net of shares withheld for employee taxes	0.9	—	—	0.3	(1.7)	—	—	(1.7)
Dividends declared, $0.075 per share	—	—	—	—	—	—	(7.1)	(7.1)
Other	—	—	(0.1)	—	0.1	—	0.1	0.1
Balance at March 31, 2023	99.8	$1.0	$1,903.3	4.9	$(45.0)	$(533.8)	$(515.7)	$809.8
Net income	—	—	—	—	—	—	26.4	26.4
Gain on derivative financial instruments, net of tax	—	—	—	—	—	0.6	—	0.6
Translation impact, net of tax	—	—	—	—	—	(1.7)	—	(1.7)
Pension and post-retirement adjustment, net of tax	—	—	—	—	—	(0.8)	—	(0.8)
Stock-based compensation	—	—	3.4	—	—	—	(0.1)	3.3
Dividends declared, $0.075 per share	—	—	—	—	—	—	(7.1)	(7.1)
Other	—	—	0.1	—	—	—	(0.2)	(0.1)
Balance at June 30, 2023	99.8	$1.0	$1,906.8	4.9	$(45.0)	$(535.7)	$(496.7)	$830.4

	Common Stock			Treasury Stock		Accumulated Other
(in millions)	Shares	Value	Paid-in Capital	Shares	Value	Comprehensive (Loss) Income	Accumulated Deficit	Total
Balance at December 31, 2021	100.1	$1.0	$1,902.2	4.3	$(40.9)	$(535.5)	$(462.0)	$864.8
Net loss	—	—	—		—	—	(2.7)	(2.7)
Loss on derivative financial instruments, net of tax	—	—	—		—	(1.4)	—	(1.4)
Translation impact, net of tax	—	—	—		—	15.3	—	15.3
Pension and post-retirement adjustment, net of tax	—	—	—		—	4.8	—	4.8
Stock-based compensation	—	—	4.9		—	—	(0.1)	4.8
Common stock issued, net of shares withheld for employee taxes	1.1	—	4.3	0.1	(1.2)	—	—	3.1
Dividends declared, $0.075 per share	—	—	—		—	—	(7.3)	(7.3)
Other	—	—	0.1		—	—	—	0.1
Balance at March 31, 2022	101.2	$1.0	$1,911.5	4.4	$(42.1)	$(516.8)	$(472.1)	$881.5
Net income	—	—	—	—	—	—	39.4	39.4
Gain on derivative financial instruments, net of tax	—	—	—	—	—	3.9	—	3.9
Translation impact, net of tax	—	—	—	—	—	(37.2)	—	(37.2)
Pension and post-retirement adjustment, net of tax	—	—	—	—	—	10.8	—	10.8
Common stock repurchases	(2.7)	—	(19.4)	—	—	—	—	(19.4)
Stock-based compensation	—	—	2.6	—	—	—	(0.2)	2.4
Common stock issued, net of shares withheld for employee taxes	0.3	—	—	0.2	(1.3)	—	—	(1.3)
Dividends declared, $0.075 per share	—	—	—	—	—	—	(7.1)	(7.1)
Other	—	—	—	—	—	—	(0.1)	(0.1)
Balance at June 30, 2022	98.8	$1.0	$1,894.7	4.6	$(43.4)	$(539.3)	$(440.1)	$872.9

See Notes to Condensed Consolidated Financial Statements (Unaudited).

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

As used in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, the terms "ACCO Brands," "ACCO," the "Company," "we," "us," and "our" refer to ACCO Brands Corporation and its consolidated subsidiaries.

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

The Condensed Consolidated Balance Sheet as of June 30, 2023 and the related Consolidated Statements of Income, Consolidated Statements of Comprehensive Income, and Consolidated Statements of Stockholders' Equity for the three and six months ended June 30, 2023 and 2022, and the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022 are unaudited. The December 31, 2022 Condensed Consolidated Balance Sheet data was derived from audited financial statements but does not include all annual disclosures required by GAAP. The financial statements included herein were prepared by management and reflect all adjustments (consisting solely of normal recurring items unless otherwise noted) which are, in the opinion of management, necessary for the fair presentation of the results of operations and cash flows for the interim periods ended June 30, 2023 and 2022, and the financial position of the Company as of June 30, 2023. Interim results may not be indicative of results for a full year.

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

There were no accounting standards that were adopted in the first six months of 2023 that had a material effect on the Company’s financial condition, results of operations or cash flow.

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

3. Long-term Debt and Short-term Borrowings

Notes payable and long-term debt, listed in order of the priority of security interests in assets of the Company, consisted of the following as of June 30, 2023 and December 31, 2022:

(in millions)	June 30, 2023	December 31, 2022
Euro Senior Secured Term Loan A, due March 2026 (floating interest rate of 5.85% at June 30, 2023 and 3.90% at December 31, 2022)	$223.8	$227.4
USD Senior Secured Term Loan A, due March 2026 (floating interest rate of 7.41% at June 30, 2023 and 6.40% at December 31, 2022)	81.5	84.4
Australian Dollar Senior Secured Term Loan A, due March 2026 (floating interest rate of 6.61% at June 30, 2023 and 5.30% at December 31, 2022)	32.9	34.9
U.S. Dollar Senior Secured Revolving Credit Facility, due March 2026 (floating interest rate of 7.39% at June 30, 2023 and 6.36% at December 31, 2022)	147.5	58.6
Australian Dollar Senior Secured Revolving Credit Facility, due March 2026 (floating interest rate of 6.56% at June 30, 2023 and 5.18% at December 31, 2022)	16.5	14.2
Senior Unsecured Notes, due March 2029 (fixed interest rate of 4.25%)	575.0	575.0
Other borrowings	8.0	10.4
Total debt	1,085.2	1,004.9
Less:
Current portion	61.8	60.0
Debt issuance costs, unamortized	7.6	8.4
Long-term debt, net	$1,015.8	$936.5

Credit Agreement

The Company is party to a Third Amended and Restated Credit Agreement (the "Credit Agreement"), dated as of January 27, 2017, among the Company, certain subsidiaries of the Company, Bank of America, N.A., as administrative agent, and the other agents and various lenders party thereto. The Credit Agreement, as amended, provides for a senior secured credit facility, which consists of a €300.0 million (US$320.8 million based on January 27, 2017, exchange rates) term loan facility, an A$80.0 million (US$60.4 million based on January 27, 2017, exchange rates) term loan facility, a US$100.0 million term loan facility, and a US$600.0 million multi-currency revolving credit facility (the "Revolving Facility").

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

As of June 30, 2023, there was $164.0 million in borrowings outstanding under the Revolving Facility. The remaining amount available for borrowings was $423.5 million (allowing for $12.5 million of letters of credit outstanding on that date).

As of June 30, 2023, our Consolidated Leverage Ratio was approximately 4.28 to 1.00 versus our maximum covenant of 5.00 to 1.00.

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

The components of lease expense were as follows:

	Three months ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Operating lease cost	$7.1	$7.8	$14.1	$15.5
Sublease income	(0.7)	(0.6)	(1.3)	(1.2)
Total lease cost	$6.4	$7.2	$12.8	$14.3

Other information related to leases was as follows:

	Six Months Ended June 30,
(in millions, except lease term and discount rate)	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$14.8	$16.5
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$7.1	$6.9

Weighted average remaining lease term:
Operating leases	6.0 years

Weighted average discount rate:
Operating leases	4.7%

Future minimum lease payments, net of sublease income, for all non-cancelable leases as of June 30, 2023, were as follows:

(in millions)	Operating Leases
2023	$12.5
2024	21.9
2025	18.8
2026	14.9
2027	10.1
2028	9.3
Thereafter	20.7
Total minimum lease payments	108.2
Less imputed interest	15.5
Future minimum payments for leases, net of sublease rental income and imputed interest	$92.7

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

5. Pension and Other Retiree Benefits

The components of net periodic benefit (income) cost for pension and post-retirement plans for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30,
	Pension				Post-retirement
	U.S.		International
(in millions)	2023	2022	2023	2022	2023	2022
Service cost	$—	$—	$0.1	$0.2	$—	$—
Interest cost	2.0	1.2	5.0	2.4	—	—
Expected return on plan assets	(3.0)	(2.7)	(5.4)	(4.5)	—	—
Amortization of net loss (gain)	0.6	0.9	1.1	1.3	(0.1)	(0.1)
Amortization of prior service cost	—	—	0.1	0.1	—	—
Net periodic benefit (income) cost (1)	$(0.4)	$(0.6)	$0.9	$(0.5)	$(0.1)	$(0.1)

	Six Months Ended June 30,
	Pension				Post-retirement
	U.S.		International
(in millions)	2023	2022	2023	2022	2023	2022
Service cost	$—	$—	$0.2	$0.5	$—	$—
Interest cost	4.0	2.4	9.9	4.9	—	—
Expected return on plan assets	(6.0)	(5.4)	(10.7)	(9.1)	—	—
Amortization of net loss (gain)	1.2	1.8	2.1	2.7	(0.2)	(0.2)
Amortization of prior service cost	—	—	0.2	0.1	—	—
Net periodic benefit (income) cost (1)	$(0.8)	$(1.2)	$1.7	$(0.9)	$(0.2)	$(0.2)

(1)
The components of net periodic benefit (income) cost, other than service cost, are included in the line "Non-operating pension expense (income)" in the Consolidated Statements of Income.

We expect to contribute approximately $16.8 million to our defined benefit plans in 2023. For the six months ended June 30, 2023, we have contributed $6.4 million to these plans.

6. Stock-Based Compensation

The following table summarizes our stock-based compensation expense (including stock options, restricted stock units ("RSUs") and performance stock units ("PSUs")) for the three and six months ended June 30, 2023 and 2022:

	Three months ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Stock option compensation expense	$0.2	$0.6	$2.1	$2.7
RSU compensation expense	1.3	0.9	3.6	3.0
PSU compensation expense	1.8	0.8	3.2	1.5
Total stock-based compensation expense	$3.3	$2.3	$8.9	$7.2

We generally recognize compensation expense for stock-based awards ratably over the vesting period. During the second quarter of 2023, stock compensation grants were made consisting of 47,510 RSUs and 21,251 PSUs. The Company's Board of Directors also approved the annual stock compensation grant to eligible non-employee directors, which consisted of 190,840 RSUs.

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes our unrecognized compensation expense and the weighted-average period over which the expense will be recognized as of June 30, 2023:

	June 30, 2023
(in millions, except weighted average years)	Unrecognized Compensation Expense	Weighted Average Years Expense To Be Recognized Over
Stock options	$1.4	1.5
RSUs	$10.2	2.4
PSUs	$6.3	2.2

7. Inventories

The components of inventories were as follows:

(in millions)	June 30, 2023	December 31, 2022
Raw materials	$73.3	$76.8
Work in process	4.9	4.4
Finished goods	319.8	314.0
Total inventories	$398.0	$395.2

8. Goodwill and Identifiable Intangible Assets

Goodwill

We test goodwill for impairment at least annually as of our measurement date of May 31st and on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred.

During the second quarter ended June 30, 2023, we performed a qualitative assessment of impairment for goodwill for each of our three reporting units. We considered events and circumstances that may affect the fair value of each reporting unit to determine whether it is necessary to perform the quantitative impairment test. We focused on events or circumstances that could affect the significant inputs, including, but not limited to, financial performance, such as negative or declining cash flows, a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods, competitive, economic, industry and market considerations, and other factors that have or could impact each of our reporting units.

The results of our qualitative assessment performed during the second quarter ended June 30, 2023, as of our measurement date of May 31, 2023, was that there were no triggering events that would make it more likely than not that an impairment loss to our goodwill has been incurred for any our three reporting units.

Changes in the net carrying amount of goodwill by segment were as follows:

(in millions)	ACCO Brands North America	ACCO Brands EMEA	ACCO Brands International	Total
Balance at December 31, 2022	$348.0	$145.6	$177.9	$671.5
Foreign currency translation	—	(10.8)	1.3	(9.5)
Balance at June 30, 2023	$348.0	$134.8	$179.2	$662.0

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Identifiable Intangible Assets

The gross carrying value and accumulated amortization by class of identifiable intangible assets as of June 30, 2023 and December 31, 2022, were as follows:

	June 30, 2023			December 31, 2022
(in millions)	Gross Carrying Amounts	Accumulated Amortization	Net Book Value	Gross Carrying Amounts	Accumulated Amortization	Net Book Value
Indefinite-lived intangible assets:
Trade names(1)	$295.1	$(44.5)	$250.6	$410.6	$(44.5)	$366.1
Amortizable intangible assets:
Trade names	493.2	(132.6)	360.6	369.7	(123.0)	246.7
Customer and contractual relationships	359.3	(209.4)	149.9	356.9	(198.2)	158.7
Vendor relationships	82.4	(14.0)	68.4	82.4	(11.2)	71.2
Patents	8.1	(4.4)	3.7	8.1	(3.8)	4.3
Subtotal	943.0	(360.4)	582.6	817.1	(336.2)	480.9
Total identifiable intangibles	$1,238.1	$(404.9)	$833.2	$1,227.7	$(380.7)	$847.0

(1)
Accumulated amortization prior to the adoption of authoritative guidance on goodwill and other intangible assets, at which time further amortization ceased.

The Company's intangible amortization expense for the three and six months ended June 30, 2023 was $11.0 million and $21.9 million, respectively, and $10.5 million and $21.6 million for the three and six months ended June 30, 2022, respectively.

Estimated amortization expense for amortizable intangible assets, as of June 30, 2023, for the current year and the next five years is as follows:

(in millions)	2023	2024	2025	2026	2027	2028
Estimated amortization expense(2)	$43.7	$42.1	$40.5	$38.4	$35.9	$33.7

(2)
Actual amounts of amortization expense may differ from estimated amounts due to changes in foreign currency exchange rates, additional intangible asset acquisitions, impairment of intangible assets, accelerated amortization of intangible assets and other events.

We test indefinite-lived intangibles for impairment at least annually as of our measurement date of May 31st and on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. We performed this annual assessment, on a qualitative basis, for our indefinite-lived trade names in the second quarter of 2023 and concluded that no impairment loss has been incurred.

As of January 1, 2023, we changed the indefinite-lived Leitz® trade name to an amortizable intangible asset. The change was made as a result of decisions regarding the Company's future use of the trade name. The Company began amortizing the Leitz® trade name on a straight-line basis over a life of 30 years effective January 1, 2023.

9. Restructuring

The Company recorded $3.3 million and $2.2 million of restructuring expense for the six months ended June 30, 2023 and 2022, respectively. Restructuring expense was zero for the three months ended June 30, 2023 and $1.9 million for the three months ended June 30, 2022, which was primarily for severance costs related to cost reduction initiatives in our North America and EMEA segments.

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The summary of the activity in the restructuring liability for the six months ended June 30, 2023, was as follows:

	Balance at			Non-cash Items /	Balance at
(in millions)	December 31, 2022	Provision	Cash Expenditures	Currency Change	June 30, 2023
Employee termination costs(1)	$8.7	$2.6	$(5.3)	$0.1	$6.1
Other(2)	—	0.7	(0.1)	—	0.6
Total restructuring liability	$8.7	$3.3	$(5.4)	$0.1	$6.7

(1)
We expect the remaining $6.1 million employee termination costs to be substantially paid in the next nine months.
(2)
We expect the remaining $0.6 million of other costs to be substantially paid in the next six months.

The summary of the activity in the restructuring liability for the six months ended June 30, 2022, was as follows:

	Balance at			Non-cash Items /	Balance at
(in millions)	December 31, 2021	Provision	Cash Expenditures	Currency Change	June 30, 2022
Employee termination costs	$3.4	$1.8	$(2.0)	$(0.1)	$3.1
Termination of lease agreements	1.1	—	(0.8)	—	0.3
Other	—	0.4	(0.4)	—	—
Total restructuring liability	$4.5	$2.2	$(3.2)	$(0.1)	$3.4

10. Income Taxes

For the three months ended June 30, 2023, we recorded income tax expense of $15.6 million on income before tax of $42.0 million. For the three months ended June 30, 2022, we recorded income tax expense of $12.4 million on income before tax of $51.8 million. The $3.2 million increase in tax expense compared to the three months ended June 30, 2022 was primarily driven by an increase in tax expense for discrete tax items that include withholding taxes of $1.5 million and changes to our reserves for uncertain tax positions of $3.2 million.

For the six months ended June 30, 2023, we recorded income tax expense of $16.0 million on income before tax of $38.7 million. For the six months ended June 30, 2022, we recorded income tax expense of $14.1 million on income before tax of $50.8 million. The $1.9 million increase in tax expense compared to the six months ended June 30, 2022 was primarily driven by an increase in tax expense for discrete tax items that include withholding taxes of $1.5 million and changes to our reserves for uncertain tax positions of $3.3 million. This was partly offset by a reduction in income before tax in the six months ended June 30, 2023.

The U.S. federal statute of limitations remains open for the years 2019 and forward. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from 2 to 6 years. Years still open to examination by foreign tax authorities in major jurisdictions include Australia (2018 forward), Brazil (2017 forward), Canada (2018 forward), Germany (2018 forward), Sweden (2021 forward) and the U.K. (2017 forward). We are currently under examination in certain foreign jurisdictions.

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

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

In the third quarter of 2020, the final administrative appeal of the First Assessment was decided against the Company, and we determined that we would challenge this decision. In 2022, we challenged this adverse decision in the tax authority's lawsuit at the judicial level seeking to collect the tax. In connection with the judicial challenge, we were required to provide security to guarantee payment of the First Assessment should we not prevail.

We believe we have meritorious defenses and intend to vigorously contest both of the Brazil Tax Assessments; however, there can be no assurances that we will ultimately prevail. The ultimate outcome will not be determined until the Brazilian judicial process is complete. It is possible we could have a final decision regarding the Second Assessment in the next six months to three years. If the FRD's initial position is ultimately sustained, payment of the amount assessed would materially and adversely affect our cash flow in the year of settlement.

Because there is no settled legal precedent on which to base a definitive opinion as to whether we will ultimately prevail, we consider the outcome of these disputes to be uncertain. Since it is not more likely than not that we will prevail, in 2012, we recorded a reserve in the amount of $44.5 million (at December 31, 2012 exchange rates) in consideration of this contingency, of which $43.3 million was recorded as an adjustment to the purchase price and which included the 2007-2012 tax years plus penalties and interest through December 2012. Because the Brazilian courts have determined that we will have to pay the standard penalty of 75 percent if we do not prevail, we have used this assumption in the reserve calculation. We will continue to actively monitor administrative and judicial court decisions and evaluate their impact, if any, on our legal assessment of the ultimate outcome of our disputes. In addition, we will continue to accrue interest related to this contingency until such time as the outcome is known or until evidence is presented that we are more likely than not to prevail. During the six months ended June 30, 2023 and 2022, we accrued additional interest as a charge to current income tax expense of $0.9 million and $0.7 million, respectively. At current exchange rates, our accrual through June 30, 2023, including tax, penalties and interest is $34.1 million (reported in "Other non-current liabilities").

11. Earnings per Share

Total outstanding shares as of June 30, 2023 and 2022, were 94.9 million and 94.2 million, respectively. Under our stock repurchase program, during each of the three and six months ended June 30, 2023, we did not repurchase and retire any shares, and during each of the three and six months ended June 30, 2022, we repurchased and retired 2.7 million shares. For each of the six months ended June 30, 2023 and 2022, we acquired 0.3 million related to tax withholding for share-based compensation.

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

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Our weighted-average number of shares outstanding for the three and six months ended June 30, 2023 and 2022 was as follows:

	Three months ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Weighted-average number of shares of common stock outstanding - basic	95.4	96.2	95.1	96.2
Restricted stock units	0.9	1.2	1.6	1.8
Weighted-average shares and assumed conversions - diluted	96.3	97.4	96.7	98.0

Awards of potentially dilutive shares of common stock, which have exercise prices that were higher than the average market price during the period, are not included in the computation of dilutive earnings per share as their effect would have been anti-dilutive. For the three and six months ended June 30, 2023, the number of anti-dilutive shares was approximately 10.4 million and 9.5 million, respectively. For each of the three and six months ended June 30, 2022, the number of anti-dilutive shares was approximately 10.2 million and 9.0 million, respectively.

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

Forward currency contracts are used to hedge foreign denominated inventory purchases for Europe, Australia, Canada, Japan and New Zealand, and are designated as cash flow hedges. Unrealized gains and losses on these contracts are deferred in Accumulated Other Comprehensive Income ("AOCI") until the contracts are settled and the underlying hedged transactions relating to inventory purchases are recognized, at which time the deferred gains or losses will be reported in the "Cost of products sold" line in the Consolidated Statements of Operations. As of June 30, 2023 and December 31, 2022, we had cash flow foreign exchange contracts outstanding with a U.S. dollar equivalent notional value of $69.7 million and $108.3 million, respectively, which were designated as hedges.

Forward currency contracts used to hedge foreign denominated intercompany loans are not designated as hedging instruments. Gains and losses on these derivative instruments are recognized within "Other expense (income), net" in the Consolidated Statements of Operations and are largely offset by the change in the current translated value of the hedged item. The periods of the forward foreign exchange contracts correspond to the periods of the hedged transactions, with some relating

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

to intercompany loans which extend beyond June 2024. As of June 30, 2023 and December 31, 2022, we had foreign exchange contracts outstanding with a U.S. dollar equivalent notional value of $123.0 million and $79.5 million, respectively, which were not designated as hedges.

The following table summarizes the fair value of our derivative financial instruments as of June 30, 2023 and December 31, 2022:

	Fair Value of Derivative Instruments
	Derivative Assets			Derivative Liabilities
(in millions)	Balance Sheet Location	June 30, 2023	December 31, 2022	Balance Sheet Location	June 30, 2023	December 31, 2022
Derivatives designated as hedging instruments:
Foreign exchange contracts	Other current assets	$1.7	$3.6	Other current liabilities	$0.5	$1.9
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current assets	1.0	0.7	Other current liabilities	1.5	0.7
Foreign exchange contracts	Other non-current assets	0.6	4.9	Other non-current liabilities	0.6	4.9
Total derivatives		$3.3	$9.2		$2.6	$7.5

The following tables summarize the pre-tax effect of our derivative financial instruments on the condensed consolidated financial statements for the three and six months ended June 30, 2023 and 2022:

	The Effect of Derivative Instruments in Cash Flow Hedging Relationships on the Consolidated Financial Statements
	Amount of Gain (Loss) Recognized in AOCI (Effective Portion)		Location of (Gain) Loss Reclassified from AOCI to Income	Amount of (Gain) Loss Reclassified from AOCI to Income (Effective Portion)
	Three months ended June 30,			Three months ended June 30,
(in millions)	2023	2022		2023	2022
Cash flow hedges:
Foreign exchange contracts	$1.0	$9.3	Cost of products sold	$(0.3)	$(3.4)

	The Effect of Derivative Instruments in Cash Flow Hedging Relationships on the Consolidated Financial Statements
	Amount of Gain (Loss) Recognized in AOCI (Effective Portion)		Location of (Gain) Loss Reclassified from AOCI to Income	Amount of (Gain) Loss Reclassified from AOCI to Income (Effective Portion)
	Six months ended June 30,			Six months ended June 30,
(in millions)	2023	2022		2023	2022
Cash flow hedges:
Foreign exchange contracts	$0.4	$9.1	Cost of products sold	$(0.8)	$(5.8)

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

	The Effect of Derivatives Not Designated as Hedging Instruments on the Consolidated Statements of (Loss) Income
	Location of (Gain) Loss Recognized in Income on Derivatives	Amount of (Gain) Loss Recognized in Income		Amount of (Gain) Loss Recognized in Income
		Three months ended June 30,		Six months ended June 30,
(in millions)		2023	2022	2023	2022
Foreign exchange contracts	Other expense, net	$1.3	$(3.1)	$3.0	$(3.7)

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

We have determined that our financial assets and liabilities described in "Note 12. Derivative Financial Instruments" are Level 2 in the fair value hierarchy. The following table sets forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2023 and December 31, 2022:

(in millions)	June 30, 2023	December 31, 2022
Assets:
Forward currency contracts	$3.3	$9.2
Liabilities:
Forward currency contracts	$2.6	$7.5

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

The fair values of cash and cash equivalents, notes payable to banks, accounts receivable and accounts payable approximate carrying amounts due principally to their short maturities. The carrying amount of total debt was $1,085.2 million and $1,004.9 million and the estimated fair value of total debt was $993.2 million and $910.0 million at June 30, 2023 and December 31, 2022, respectively. The fair values are determined from quoted market prices, where available, and from using current interest rates based on credit ratings and the remaining terms of maturity.

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

14. Accumulated Other Comprehensive Income (Loss)

AOCI is defined as net income (loss) and other changes in stockholders’ equity from transactions and other events from sources other than stockholders. The components of, and changes in, AOCI were as follows:

(in millions)	Derivative Financial Instruments	Foreign Currency Adjustments	Unrecognized Pension and Other Post-retirement Benefit Costs	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2022	$1.1	$(380.1)	$(161.3)	$(540.3)
Other comprehensive income (loss) before reclassifications, net of tax	0.3	7.2	(4.7)	2.8
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	(0.6)	—	2.4	1.8
Balance at June 30, 2023	$0.8	$(372.9)	$(163.6)	$(535.7)

The reclassifications out of AOCI for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2023	2022	2023	2022

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Location on Income Statement
Gain (loss) on cash flow hedges:
Foreign exchange contracts	$0.3	$3.4	$0.8	$5.8	Cost of products sold
Tax expense	(0.1)	(1.1)	(0.2)	(1.8)	Income tax expense
Net of tax	$0.2	$2.3	$0.6	$4.0
Defined benefit plan items:
Amortization of actuarial loss	$(1.6)	$(2.1)	$(3.1)	$(4.3)	(1)
Amortization of prior service cost	(0.1)	(0.1)	(0.2)	(0.1)	(1)
Total before tax	(1.7)	(2.2)	(3.3)	(4.4)
Tax benefit	0.4	0.5	0.9	1.0	Income tax expense
Net of tax	$(1.3)	$(1.7)	$(2.4)	$(3.4)

Total reclassifications for the period, net of tax	$(1.1)	$0.6	$(1.8)	$0.6

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

As of December 31, 2022, there was $2.8 million of unearned revenue associated with outstanding service or extended maintenance agreements ("EMAs"), primarily reported in "Other current liabilities." During the three and six months ended June 30, 2023, $0.6 million and $1.8 million of the unearned revenue was earned and recognized, respectively. As of June 30, 2023, the amount of unearned revenue from EMAs was $2.8 million. We expect to earn and recognize approximately $2.4 million of the unearned amount in the next 12 months and $0.4 million in periods beyond the next 12 months.

The following tables present our net sales disaggregated by regional geography, by reporting business segments and our net sales disaggregated by the timing of revenue recognition for the three and six months ended June 30, 2023 and 2022:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2023	2022	2023	2022
United States	$260.9	$274.4	$416.0	$462.9
Canada	31.7	32.2	53.3	52.2
ACCO Brands North America	292.6	306.6	469.3	515.1

ACCO Brands EMEA(1)	125.7	137.9	261.5	294.0

Australia/N.Z.	24.1	26.2	52.4	56.2
Latin America	42.5	36.4	94.9	70.8
Asia-Pacific	8.7	13.9	18.1	26.5
ACCO Brands International	75.3	76.5	165.4	153.5
Net sales(2)	$493.6	$521.0	$896.2	$962.6

(1) ACCO Brands EMEA is comprised largely of Europe, but also includes export sales to the Middle East and Africa.

(2) Net sales are attributed to geographic areas based on the location of the selling subsidiaries.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2023	2022	2023	2022
Product and services transferred at a point in time	$483.1	$508.4	$873.4	$937.7
Product and services transferred over time	10.5	12.6	22.8	24.9
Net sales	$493.6	$521.0	$896.2	$962.6

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

Net sales by reportable business segment for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
ACCO Brands North America	$292.6	$306.6	$469.3	$515.1
ACCO Brands EMEA	125.7	137.9	261.5	294.0
ACCO Brands International	75.3	76.5	165.4	153.5
Net sales	$493.6	$521.0	$896.2	$962.6

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Operating income by business segment for the three and six months ended June 30, 2023 and 2022 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
ACCO Brands North America	$55.1	$50.7	$60.3	$64.6
ACCO Brands EMEA	5.7	(1.5)	13.5	4.1
ACCO Brands International	6.7	6.3	15.7	10.5
Segment operating income	67.5	55.5	89.5	79.2
Change in fair value of contingent consideration	—	9.4	—	6.8
Corporate	(12.3)	(9.5)	(24.2)	(23.8)
Operating income(1)	55.2	55.4	65.3	62.2
Interest expense	15.5	10.8	29.4	20.5
Interest income	(2.2)	(2.2)	(4.6)	(3.6)
Non-operating pension expense (income)	0.2	(1.3)	0.3	(2.7)
Other (income) expense, net	(0.3)	(3.7)	1.5	(2.8)
Income before income tax	$42.0	$51.8	$38.7	$50.8

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

Indústria Gráfica Foroni Ltda. ("Foroni"), in years prior to its acquisition by ACCO Brazil, also filed a legal action in Brazil to recover these excess indirect tax payments and this legal action has been finalized. Upon the expiration of the applicable statute

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

of limitations, we are required under agreements with the former owners of the Foroni business to remit any recovered tax credits in excess of BRL $6.0 million, less the applicable tax and expenses, to them to the extent the tax credits relate to a tax period prior to the acquisition date.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three and six months ended June 30, 2023 and 2022 should be read in conjunction with the unaudited condensed consolidated financial statements of ACCO Brands Corporation and the accompanying notes contained therein.

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

Overview of Performance

The Company continues to be impacted by softening global demand, the focus by major retailers in North America on the rebalancing of inventory levels, and rising interest rates. In addition, our computer accessories business continues to be impacted by the declines in global IT spending and consumer demand for computers and computer accessories. These collective global macroeconomic trends are expected to continue to impact our financial results.

During the second quarter, our net sales decreased $27.4 million, or 5.3 percent, including 0.2 percent from adverse foreign exchange, compared with the prior year's second quarter. Comparable net sales decreased 5.1 percent. Both net sales and comparable net sales declines were due to reduced volumes reflecting the more challenging global macroeconomic environment and weaker sales of computer accessories, partly offset by global price increases.

We reported operating income of $55.2 million in the second quarter, compared to $55.4 million in the prior year's second quarter. Gross margin increased 450 basis points, compared to prior year, primarily due to cumulative global price increases, and cost reduction actions. Operating income was adversely impacted by higher SG&A expense of $6.4 million. In addition, 2022 operating income benefited from the change in the fair value of the PowerA contingent earnout of $9.4 million, which did not repeat.

Our operating cash flow for the first six months was a use of cash of $39.3 million, compared to $97.9 million used in the prior year, primarily reflecting reductions in working capital investments. In addition, incentive compensation payments in 2023 were lower than in the prior year. Our operating cash flow is seasonal with a historic pattern of cash outflows in the first half of the year, followed by strong inflows in the second half. We anticipate this pattern to continue for the remainder of 2023.

We continue to see volatility in most foreign currencies against the U.S. dollar as our foreign operations transact business in local currency. During the first six months of 2023, our net sales were adversely impacted while our profitability and cash flow benefited from favorable foreign currency translation. We expect our results to continue to be impacted from the volatility of foreign currency.

Consolidated Results of Operations for the Three and Six Months Ended June 30, 2023 and 2022

	Three Months Ended June 30,		Amount of Change			Six Months Ended June 30,		Amount of Change
(in millions, except per share data)	2023	2022	$	%/pts		2023	2022	$	%/pts
Net sales	$493.6	$521.0	$(27.4)	(5.3)%		$896.2	$962.6	$(66.4)	(6.9)%
Cost of products sold	329.4	371.0	(41.6)	(11.2)%		612.7	693.0	(80.3)	(11.6)%
Gross profit	164.2	150.0	14.2	9.5%		283.5	269.6	13.9	5.2%
Gross profit margin	33.3%	28.8%		4.5	pts	31.6%	28.0%		3.6	pts
Selling, general and administrative expenses	98.0	91.6	6.4	7.0%		193.0	190.4	2.6	1.4%
SG&A% to net sales	19.9%	17.6%		2.3	pts	21.5%	19.8%		1.7	pts
Amortization of intangibles	11.0	10.5	0.5	4.8%		21.9	21.6	0.3	1.4%
Restructuring charges	—	1.9	(1.9)	100.0%		3.3	2.2	1.1	50.0%
Change in fair value of contingent consideration	—	(9.4)	9.4	NM		—	(6.8)	6.8	NM
Operating income	55.2	55.4	(0.2)	(0.4)%		65.3	62.2	3.1	5.0%
Operating income margin	11.2%	10.6%		0.6	pts	7.3%	6.5%		0.8	pts
Interest expense	15.5	10.8	4.7	43.5%		29.4	20.5	8.9	43.4%
Interest income	(2.2)	(2.2)	—	- %		(4.6)	(3.6)	(1.0)	27.8%
Non-operating pension expense (income)	0.2	(1.3)	1.5	NM		0.3	(2.7)	3.0	NM
Other (income) expense, net	(0.3)	(3.7)	3.4	91.9%		1.5	(2.8)	4.3	NM
Income before income tax	42.0	51.8	(9.8)	(18.9)%		38.7	50.8	(12.1)	(23.8)%
Income tax expense	15.6	12.4	3.2	25.8%		16.0	14.1	1.9	13.5%
Effective tax rate	37.1%	23.9%		13.2	pts	41.3%	27.8%		13.5	pts
Net income	26.4	39.4	(13.0)	(33.0)%		22.7	36.7	(14.0)	(38.1)%
Weighted average number of diluted shares outstanding:	96.3	97.4	(1.1)	(1.2)%		96.7	98.0	(1.3)	(1.3)%
Diluted income per share	$0.27	$0.40	$(0.13)	(32.5)%		$0.23	$0.37	$(0.14)	(37.8)%
Comparable net sales (Non-GAAP)(1)	$494.4	$521.0	$(26.6)	(5.1)%		$907.6	$962.6	$(55.0)	(5.7)%

(1)
See reconciliation to GAAP, contained in Part I, Item 2. "Supplemental Non-GAAP Financial Measure."

Net Sales

For the three months ended June 30, 2023, net sales decreased $27.4 million, or 5.3 percent, including $0.8 million, or 0.2 percent, from adverse foreign exchange. Comparable net sales decreased 5.1 percent. The sales decline was driven by lower volume, which was down 13.2 percent, reflecting lower demand due to the challenging macroeconomic environment and weaker sales of computer accessories, partially offset by higher prices which added 8.1 percent.

For the six months ended June 30, 2023, net sales decreased $66.4 million, or 6.9 percent, including $11.4 million, or 1.2 percent, from adverse foreign exchange. Comparable net sales decreased 5.7 percent. The sales decline was driven by lower volume, which was down 14.3 percent, primarily in EMEA and North America due to the challenging macroeconomic environment, lower sales of technology accessories, timing of back-to-school shipments and lower channel inventory compared to the prior year. These more than offset the benefit of global price increases which added 8.5 percent and volume growth in Latin America.

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

For the three months ended June 30, 2023, cost of products sold decreased $41.6 million, or 11.2 percent, primarily due to lower net sales and global cost reduction actions, partly offset by higher specific input costs. In addition, favorable foreign exchange reduced cost of products sold by $0.9 million, or 0.2 percent.

For the six months ended June 30, 2023, cost of products sold decreased $80.3 million, or 11.6 percent, primarily due to lower net sales and global cost reduction actions, partly offset by higher specific input costs. In addition, favorable foreign exchange reduced cost of products sold by $8.5 million, or 1.2 percent.

Gross Profit

For the three months ended June 30, 2023, gross profit increased $14.2 million, or 9.5 percent. Gross profit margin increased 450 basis points primarily due to the cumulative effect of global price increases, and cost reduction actions.

For the six months ended June 30, 2023, gross profit increased $13.9 million, or 5.2 percent. Gross profit margin increased 360 basis points primarily due to the cumulative effect of global price increases, and cost reduction actions. Adverse foreign exchange reduced gross profit by $2.9 million, or 1.1 percent.

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

For the three months ended June 30, 2023, SG&A increased $6.4 million, or 7.0 percent, primarily due to higher incentive compensation expense, partially offset by cost reduction actions. SG&A as a percentage of net sales increased primarily due to lower sales.

For the six months ended June 30, 2023, SG&A increased $2.6 million, or 1.4 percent, primarily due to higher incentive compensation expense, partially offset by cost reduction actions. In addition, favorable foreign exchange reduced SG&A by $2.6 million, or 1.4 percent. SG&A as a percentage of net sales increased primarily due to lower net sales.

Restructuring Charges

For the three months ended June 30, 2023, restructuring expense was zero, compared to $1.9 million in the prior year's second quarter. Restructuring expense in the prior year was primarily severance costs associated with our cost reduction programs.

For the six months ended June 30, 2023, restructuring expense increased $1.1 million, compared to prior year, primarily related to severance costs associated with our cost reduction programs in EMEA and International in the first quarter.

Change in Fair Value of Contingent Consideration

In the prior year, the change in the fair value of the contingent consideration from the PowerA earnout resulted in a benefit of $9.4 million and $6.8 million during the three and six months ended June 30, 2022, respectively, that did not repeat.

Operating Income

For the three months ended June 30, 2023, operating income was $55.2 million compared to $55.4 million in the prior year. The decrease of $0.2 million reflects the impact of lower net sales, higher SG&A expense and the non-repeat of a favorable change in fair value of contingent consideration, which were largely offset by improved gross margins and lower restructuring charges.

For the six months ended June 30, 2023, operating income was $65.3 million compared to $62.2 million in the prior year. The increase of $3.1 million reflects improved gross margins that more than offset the impact of lower net sales, higher SG&A and restructuring expenses, and the benefit of the favorable change in the fair value of contingent consideration that did not repeat in 2023.

Interest Expense

For the three and six months ended June 30, 2023, the increase in interest expense of $4.7 million and $8.9 million, respectively, was primarily due to higher variable interest rates versus the prior year. Our variable debt weighted average interest rate on $510.2 million of debt outstanding as of June 30, 2023, increased to 6.63 percent from 3.02 percent in the prior year. We expect higher interest expense to continue given the current interest rate environment.

Non-operating pension (expense) income

For the three months ended June 30, 2023, non-operating pension expense was $0.2 million compared to income of $1.3 million, for the three months ended June 30, 2022, an increase of expense of $1.5 million, due to changes in assumptions used in our annual pension valuation, including higher interest rates.

For the six months ended June 30, 2023, non-operating pension expense was $0.3 million compared to income of $2.7 million for the six months ended June 30, 2022, an increase of expense of $3.0 million, due to changes in assumptions used in our annual pension valuation, including higher interest rates.

Income Tax Expense

For the three months ended June 30, 2023, our income tax expense was $15.6 million on income before tax of $42.0 million. This compared with an income tax expense of $12.4 million on income before tax of $51.8 million for the three months ended June 30, 2022. The increase in income tax expense was primarily due to changes in discrete tax items.

For the six months ended June 30, 2023, we recorded income tax expense of $16.0 million on income before tax of $38.7 million. This compared with an income tax expense of $14.1 million on income before tax of $50.8 million for the six months ended June 30, 2022. The increase in income tax expense was primarily due to changes in discrete tax items.

See "Note 10. Income Taxes" for more information.

Net Income/Diluted Income per Share

For the three months ended June 30, 2023, net income was $26.4 million compared to $39.4 million in the prior year, due primarily to higher interest, non-operating pension costs and income tax expense.

For the six months ended June 30, 2023, net income was $22.7 million compared to $36.7 million in the prior year, due primarily to higher interest, non-operating pension costs and income tax expense, partly offset by higher operating income.

Segment Net Sales and Operating Income for the Three and Six Months Ended June 30, 2023 and 2022

ACCO Brands North America

	Three Months Ended June 30,		Amount of Change			Six Months Ended June 30,		Amount of Change
(in millions)	2023	2022	$	%/pts		2023	2022	$	%/pts
Net sales	$292.6	$306.6	$(14.0)	(4.6)%		$469.3	$515.1	$(45.8)	(8.9)%
Segment operating income⁽¹⁾	55.1	50.7	4.4	8.7%		60.3	64.6	(4.3)	(6.7)%
Segment operating income margin	18.8%	16.5%		2.3	pts	12.8%	12.5%		0.3	pts
Comparable net sales (Non-GAAP)⁽²⁾	$294.2	$306.6	$(12.4)	(4.1)%		$472.4	$515.1	$(42.7)	(8.3)%

(1)
Segment operating income excludes corporate costs. See "Part I, Item 1. Note 16. Information on Business Segments" for a reconciliation of total "Segment operating income" to "Income before income tax."
(2)
See reconciliation to GAAP contained in Part I, Item 2. "Supplemental Non-GAAP Financial Measure."

For the three months ended June 30, 2023, net sales decreased $14.0 million, or 4.6 percent. Price increases added $19.6 million, or 6.4 percent, which were more than offset by volume decreases of $32.1 million, or 10.5 percent. The volume decline was due to a weaker macroeconomic environment and lower demand for computer accessories. Adverse foreign exchange reduced net sales $1.6 million or 0.5 percent.

For the six months ended June 30, 2023, net sales decreased $45.8 million, or 8.9 percent. Price increases added $28.4 million, or 5.5 percent, which were more than offset by volume decreases of $71.3 million, or 13.8 percent. The volume decline was due to a weaker macroeconomic environment, lower demand for technology accessories, the timing of back-to-school shipments and lower channel inventory compared to a year ago. Adverse foreign exchange reduced net sales $3.1 million or 0.6 percent.

For the three months ended June 30, 2023, operating income was $55.1 million compared to $50.7 million in the prior year. The increase in operating income primarily reflects the benefit of price increases and cost reduction actions, which more than offset the impact of lower sales volume and negative fixed cost leverage.

For the six months ended June 30, 2023, operating income was $60.3 million compared to $64.6 million in the prior year. The decrease in operating income primarily reflects the impact of lower sales volume and negative fixed cost leverage, partly offset by price increases and cost reduction actions.

ACCO Brands EMEA

	Three Months Ended June 30,		Amount of Change			Six Months Ended June 30,		Amount of Change
(in millions)	2023	2022	$	%/pts		2023	2022	$	%/pts
Net sales	$125.7	$137.9	$(12.2)	(8.8)%		$261.5	$294.0	$(32.5)	(11.1)%
Segment operating income (loss)⁽¹⁾	5.7	(1.5)	7.2	NM		13.5	4.1	9.4	NM
Segment operating income (loss) margin	4.5%	-1.1%		5.6	pts	5.2%	1.4%		3.8	pts
Comparable net sales (Non-GAAP)⁽²⁾	$125.3	$137.9	$(12.6)	(9.1)%		$270.1	$294.0	$(23.9)	(8.2)%

(1)
Segment operating income excludes corporate costs. See "Part I, Item 1. Note 16. Information on Business Segments" for a reconciliation of total "Segment operating income" to "Income before income tax."
(2)
See reconciliation to GAAP contained in Part I, Item 2. "Supplemental Non-GAAP Financial Measure."

For the three months ended June 30, 2023, net sales decreased $12.2 million, or 8.8 percent. Favorable foreign exchange increased net sales $0.4 million, or 0.3 percent. Comparable net sales decreased mainly due to lower volume of $28.1 million, or 20.4 percent, partly offset by price increases which added $15.5 million, or 11.2 percent. The lower volume was primarily driven by reduced demand due to a weaker macroeconomic environment and lower demand for technology accessories.

For the six months ended June 30, 2023, net sales decreased $32.5 million, or 11.1 percent, including $8.6 million, or 2.9 percent of adverse foreign exchange. Comparable net sales decreased mainly due to lower volume of $61.1 million, or 20.8 percent, partly offset by price increases which added $37.2 million, or 12.7 percent. The lower volume was primarily driven by reduced demand due to a weaker macroeconomic environment and lower demand for technology accessories.

For the three months ended June 30, 2023, operating income increased $7.2 million. Operating income increased primarily due to the cumulative effect of price increases and cost saving actions, more than offsetting negative fixed cost leverage.

For the six months ended June 30, 2023, operating income increased $9.4 million, primarily due to the cumulative effect of price increases and cost saving actions, more than offsetting negative fixed cost leverage. Adverse foreign exchange reduced operating income $0.3 million, or 7.3 percent.

ACCO Brands International

	Three Months Ended June 30,		Amount of Change			Six Months Ended June 30,		Amount of Change
(in millions)	2023	2022	$	%/pts		2023	2022	$	%/pts
Net sales	$75.3	$76.5	$(1.2)	(1.6)%		$165.4	$153.5	$11.9	7.8%
Segment operating income⁽¹⁾	6.7	6.3	0.4	6.3%		15.7	10.5	5.2	49.5%
Segment operating income margin	8.9%	8.2%		0.7	pts	9.5%	6.8%		2.7	pts
Comparable net sales (Non-GAAP)⁽²⁾	$74.8	$76.5	$(1.7)	(2.3)%		$165.1	$153.5	$11.6	7.6%

(1)
Segment operating income excludes corporate costs. See "Part I, Item 1. Note 16. Information on Business Segments" for a reconciliation of total "Segment operating income" to "Income before income tax."
(2)
See reconciliation to GAAP contained in Part I, Item 2. "Supplemental Non-GAAP Financial Measure."

For the three months ended June 30, 2023, net sales decreased $1.2 million, or 1.6 percent. Favorable foreign exchange increased net sales $0.5 million, or 0.7 percent. Comparable net sales decreased due to lower volume of $8.4 million, or 11.0 percent, partly offset by price increases of $6.9 million, or 9.0 percent. The lower volume was due to a weaker macroeconomic environment in Asia and Australia, and lower sales of technology accessories, mostly offset by growth in Latin America.

For the six months ended June 30, 2023, net sales increased $11.9 million, or 7.8 percent, including favorable foreign exchange of $0.3 million, or 0.2 percent. Comparable net sales increased primarily due to price increases which added $16.6 million, or 10.8 percent, partly offset by lower volume of $4.8 million, or 3.1 percent. The lower volume was due to a weaker macroeconomic environment in Asia and Australia, and lower sales of technology accessories, and partly offset by volume growth in Latin America.

For the three months ended June 30, 2023, operating income increased $0.4 million, primarily due to lower restructuring expense when compared to the prior year. Foreign exchange increased operating income $0.4 million, or 6.3 percent.

For the six months ended June 30, 2023, operating income increased $5.2 million, primarily due to higher sales and improved cost leverage. Foreign exchange increased operating income $0.7 million, or 6.7 percent.

Liquidity and Capital Resources

Our primary liquidity needs are to support our working capital requirements, service indebtedness and fund capital expenditures and dividends. Our principal sources of liquidity are cash flows from operating activities, cash and cash equivalents held, and seasonal borrowings under our $600 million multi-currency revolving credit facility (the "Revolving Facility"). As of June 30, 2023, there was $164.0 million in borrowings outstanding under the Revolving Facility ($25.1 million reported in "Current portion of long-term debt" and $138.9 million reported in "Long-term debt, net"), and the amount available for borrowings was $423.5 million (allowing for $12.5 million of letters of credit outstanding on that date). We had $82.4 million in cash on hand. We maintain adequate financing arrangements at market rates.

As of June 30, 2023, our Consolidated Leverage Ratio was approximately 4.28 to 1.00 versus our maximum covenant of 5.00 to 1.00. We have no debt maturities before March 2026.

Our near-term use of cash will be to fund our dividend and reduce debt. Our long-term strategy remains to deploy cash to fund dividends, reduce debt, make acquisitions and repurchase stock.

The $510.2 million of debt outstanding as of June 30, 2023 under our senior secured credit facilities has a weighted average interest rate of 6.63 percent, and the $575.0 million outstanding principal amount of our senior unsecured notes due 2029 has a fixed interest rate of 4.25 percent.

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

The restructuring provision was zero and $3.3 million for the three and six months ended June 30, 2023, respectively, primarily related to the Company's cost reduction programs representing expected severance costs mainly in EMEA, related to our footprint rationalization program, and International. For additional details, see "Note 9. Restructuring" to the condensed consolidated financial statements contained in "Part I, Item 1. Financial Information" of this Quarterly Report on Form 10-Q.

Cash Flow for the Six Months Ended June 30, 2023 and 2022

During the six months ended June 30, 2023, our cash and cash equivalents increased $20.2 million, as compared to an increase of $50.5 million in the first six months of the prior year. The decrease in cash generated of $30.3 million was primarily due to lower net borrowings of $126.4 million, partially offset by lower investments in trade working capital of $32.6 million, a $27.0 million contingent earnout payment and $19.4 million of share repurchases in the prior year both of which did not repeat, and reduced annual incentive compensation payments of $16.7 million.

The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
(in millions)	2023	2022
Net cash flow (used in) provided by:
Operating activities	$(39.3)	$(97.9)
Investing activities	(6.1)	(6.8)

Net borrowings	77.3	203.7
Dividends paid	(14.2)	(14.4)
All other financing	(1.7)	(35.4)
Financing activities	61.4	153.9
Effect of foreign exchange rate changes on cash and cash equivalents	4.2	1.3
Net increase in cash and cash equivalents	$20.2	$50.5

Cash Flow from Operating Activities

Operating activities used $39.3 million of cash during the first six months ended June 30, 2023. Net cash outflows were due to changes in our operating assets and liabilities of $112.8 million, partly offset by net income of $22.7 million and non-cash add backs of $50.8 million consisting primarily of the amortization of intangibles, depreciation, and stock-based compensation expense. The changes in our operating assets and liabilities were primarily due to cash used by trade working capital of $78.4 million consisting of changes in accounts payable, inventory, and accounts receivable and $59.4 million of payments for interest, employee incentive compensation, and taxes, as well as payments related to other current and non-current liabilities.

Operating activities used $97.9 million of cash during the first six months ended June 30, 2022. Net cash outflows were due to changes in our operating assets and liabilities of $168.2 million and a $9.2 million contingent earnout payment, partly offset by net income of $36.7 million and non-cash add backs of $42.8 million consisting primarily of the amortization of intangibles, depreciation, and stock-based compensation expense. The changes in our operating assets and liabilities were primarily due to cash used by trade working capital of $111.0 million consisting of changes in accounts payable, inventory, and accounts receivable and $65.0 million of payments for interest, employee incentive compensation, and taxes, as well as payments related to other current and non-current liabilities.

Cash Flow from Investing Activities

Cash used by investing activities of $6.1 million during the first six months ended June 30, 2023, was due to capital expenditures.

Cash used by investing activities of $6.8 million during the first six months ended June 30, 2022, was primarily due to capital expenditures.

Cash Flow from Financing Activities

Cash provided by financing activities of $61.4 million during the first six months ended June 30, 2023, were primarily due to net borrowings of $77.3 million, partly offset by dividends paid of $14.2 million.

Cash provided by financing activities of $153.9 million during the first six months ended June 30, 2022, were primarily due to net borrowings of $203.7 million, partly offset by a use of cash for share repurchases of $19.4 million, a $17.8 million contingent earnout payment, and dividends paid of $14.4 million.

Supplemental Non-GAAP Financial Measure

To supplement our condensed consolidated financial statements presented in accordance with generally accepted accounting principles in the U.S. ("GAAP"), we provide investors with certain non-GAAP financial measures, including comparable sales. Comparable sales represent net sales excluding the impact of material acquisitions, if any, and with current-period foreign operation sales translated at prior-year currency rates. We sometimes refer to comparable sales as comparable net sales.

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

The following tables provide a reconciliation of GAAP net sales change as reported to non-GAAP comparable sales change:

	Comparable Sales - Three Months Ended June 30, 2023
		Non-GAAP
	GAAP	Currency	Comparable
(in millions)	Net Sales	Translation	Net Sales
ACCO Brands North America	$292.6	$(1.6)	$294.2
ACCO Brands EMEA	125.7	0.4	125.3
ACCO Brands International	75.3	0.5	74.8
Total	$493.6	$(0.8)	$494.4

	Amount of Change - Three Months Ended June 30, 2023 compared to the Three Months Ended June 30, 2022
	$ Change - Net Sales
		Non-GAAP
	GAAP		Comparable
	Net Sales	Currency	Net Sales
(in millions)	Change	Translation	Change
ACCO Brands North America	$(14.0)	$(1.6)	$(12.4)
ACCO Brands EMEA	(12.2)	0.4	(12.6)
ACCO Brands International	(1.2)	0.5	(1.7)
Total	$(27.4)	$(0.8)	$(26.6)

	% Change - Net Sales
		Non-GAAP
	GAAP		Comparable
	Net Sales	Currency	Net Sales
	Change	Translation	Change
ACCO Brands North America	(4.6)%	(0.5)%	(4.1)%
ACCO Brands EMEA	(8.8)%	0.3%	(9.1)%
ACCO Brands International	(1.6)%	0.7%	(2.3)%
Total	(5.3)%	(0.2)%	(5.1)%

	Comparable Sales - Six Months Ended June 30, 2023
		Non-GAAP
	GAAP	Currency	Comparable
(in millions)	Net Sales	Translation	Net Sales
ACCO Brands North America	$469.3	$(3.1)	$472.4
ACCO Brands EMEA	261.5	(8.6)	270.1
ACCO Brands International	165.4	0.3	165.1
Total	$896.2	$(11.4)	$907.6

	Amount of Change - Six Months Ended June 30, 2023 compared to the Six Months Ended June 30, 2022
	$ Change - Net Sales
		Non-GAAP
	GAAP		Comparable
	Net Sales	Currency	Net Sales
(in millions)	Change	Translation	Change
ACCO Brands North America	$(45.8)	$(3.1)	$(42.7)
ACCO Brands EMEA	(32.5)	(8.6)	(23.9)
ACCO Brands International	11.9	0.3	11.6
Total	$(66.4)	$(11.4)	$(55.0)

	% Change - Net Sales
		Non-GAAP
	GAAP		Comparable
	Net Sales	Currency	Net Sales
	Change	Translation	Change
ACCO Brands North America	(8.9)%	(0.6)%	(8.3)%
ACCO Brands EMEA	(11.1)%	(2.9)%	(8.2)%
ACCO Brands International	7.8%	0.2%	7.6%
Total	(6.9)%	(1.2)%	(5.7)%

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk" of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes to Foreign Exchange Risk Management or Interest Rate Risk Management in the quarter ended June 30, 2023 or through the date of this report.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision of the Chief Executive Officer and the Chief Financial Officer, and with the participation of our Disclosure Committee, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2023.

(b) Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are various claims, lawsuits and pending actions against us incidental to our operations, including the income tax assessments against our Brazilian subsidiary, ACCO Brands Brasil Ltda. (the "Brazil Tax Assessments"), which is more fully described in "Part I, Item 1. Note 10. Income Taxes, Brazil Tax Assessments to the Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not applicable.

(b) Not applicable.

(c) Common Stock Purchases

The following table provides information about our purchases of equity securities during the quarter ended June 30, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
April 1, 2023 to April 30, 2023	—	$—	—	$105,645,579
May 1, 2023 to May 31, 2023	—	—	—	105,645,579
June 1, 2023 to June 30, 2023	—	—	—	105,645,579
Total	—	$—	—	$105,645,579

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit

10.1	First Amendment to 2022 ACCO Brands Corporation Incentive Plan (incorporated by reference to Exhibit 10.1 to ACCO Brands Corporation’s Form 8-K filed with the SEC on May 19, 2023)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith.

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

Date: August 9, 2023