Form 10-Q
period 2023-09-30
ACCO BRANDS Corp
filed 2023-11-03
CIK 712034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2023

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

As of October 26, 2023, the registrant had outstanding 94,925,652 shares of Common Stock.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ACCO Brands Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30, 2023	December 31, 2022
(in millions)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$73.7	$62.2
Accounts receivable, net	351.7	384.1
Inventories	368.5	395.2
Other current assets	41.1	40.8
Total current assets	835.0	882.3
Total property, plant and equipment	585.7	589.2
Less: accumulated depreciation	(417.5)	(404.1)
Property, plant and equipment, net	168.2	185.1
Right of use asset, leases	86.4	88.8
Deferred income taxes	92.5	99.7
Goodwill	664.8	671.5
Identifiable intangibles, net	814.4	847.0
Other non-current assets	22.4	20.3
Total assets	$2,683.7	$2,794.7
Liabilities and Stockholders' Equity
Current liabilities:
Notes payable	$2.9	$10.3
Current portion of long-term debt	67.2	49.7
Accounts payable	173.0	239.5
Accrued compensation	47.1	38.3
Accrued customer program liabilities	97.0	103.3
Lease liabilities	19.2	21.2
Other current liabilities	112.5	126.7
Total current liabilities	518.9	589.0
Long-term debt, net	892.2	936.5
Long-term lease liabilities	73.9	75.2
Deferred income taxes	134.0	144.1
Pension and post-retirement benefit obligations	140.3	155.5
Other non-current liabilities	86.4	84.3
Total liabilities	1,845.7	1,984.6
Stockholders' equity:
Common stock	1.0	1.0
Treasury stock	(45.1)	(43.4)
Paid-in capital	1,908.5	1,897.2
Accumulated other comprehensive loss	(537.5)	(540.3)
Accumulated deficit	(488.9)	(504.4)
Total stockholders' equity	838.0	810.1
Total liabilities and stockholders' equity	$2,683.7	$2,794.7

See Notes to Condensed Consolidated Financial Statements (Unaudited).

ACCO Brands Corporation and Subsidiaries

Consolidated Statements of Income (Loss)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2023	2022	2023	2022
Net sales	$448.0	$485.6	$1,344.2	$1,448.2
Cost of products sold	303.2	348.2	915.9	1,041.2
Gross profit	144.8	137.4	428.3	407.0
Operating costs and expenses:
Selling, general and administrative expenses	98.8	93.9	291.8	284.3
Amortization of intangibles	10.8	9.9	32.7	31.5
Restructuring charges	3.0	0.1	6.3	2.3
Goodwill impairment	—	98.7	—	98.7
Change in fair value of contingent consideration	—	(2.2)	—	(9.0)
Total operating costs and expenses	112.6	200.4	330.8	407.8
Operating income (loss)	32.2	(63.0)	97.5	(0.8)
Non-operating expense (income):
Interest expense	15.6	12.1	45.0	32.6
Interest income	(1.6)	(2.6)	(6.2)	(6.2)
Non-operating pension expense (income)	0.2	(0.5)	0.5	(3.2)
Other income, net	(3.6)	(7.4)	(2.1)	(10.2)
Income (loss) before income tax	21.6	(64.6)	60.3	(13.8)
Income tax expense	6.7	4.1	22.7	18.2
Net income (loss)	$14.9	$(68.7)	$37.6	$(32.0)

Per share:
Basic income (loss) per share	$0.16	$(0.73)	$0.40	$(0.33)
Diluted income (loss) per share	$0.15	$(0.73)	$0.39	$(0.33)

Weighted average number of shares outstanding:
Basic	95.4	94.5	95.2	95.6
Diluted	96.7	94.5	96.8	95.6

See Notes to Condensed Consolidated Financial Statements (Unaudited).

ACCO Brands Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Net income (loss)	$14.9	$(68.7)	$37.6	$(32.0)
Other comprehensive (loss) income, net of tax:
Unrealized loss on derivative instruments, net of tax expense of $(0.3) and $(0.4) and $(0.2) and $(1.3), respectively	0.7	0.9	0.4	3.4
Foreign currency translation adjustments, net of tax (expense) benefit of $(0.4) and $1.1 and $(0.2) and $3.2, respectively	(7.0)	(28.1)	0.2	(50.0)
Recognition of deferred pension and other post-retirement items, net of tax expense of $(1.2) and $(3.3) and $(0.6) and $(8.2), respectively	4.5	10.9	2.2	26.5
Other comprehensive (loss) income, net of tax:	(1.8)	(16.3)	2.8	(20.1)

Comprehensive income (loss)	$13.1	$(85.0)	$40.4	$(52.1)

See Notes to Condensed Consolidated Financial Statements (Unaudited).

ACCO Brands Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(in millions)	2023	2022
Operating activities
Net income (loss)	$37.6	$(32.0)
Payments of contingent consideration	—	(9.2)
Loss on disposal of assets	(0.3)	(0.1)
Change in fair value of contingent liability	—	(9.0)
Depreciation	25.2	28.6
Amortization of debt issuance costs	2.3	2.0
Amortization of intangibles	32.7	31.5
Stock-based compensation	10.4	7.8
Non-cash charge for goodwill impairment	—	98.7
Changes in operating assets and liabilities:
Accounts receivable	30.9	48.8
Inventories	35.5	(20.9)
Other assets	(5.4)	(20.1)
Accounts payable	(72.8)	(80.8)
Accrued expenses and other liabilities	(17.8)	(47.2)
Accrued income taxes	(7.6)	(7.7)
Net cash provided (used) by operating activities	70.7	(9.6)
Investing activities
Additions to property, plant and equipment	(9.7)	(11.8)
Proceeds from the disposition of assets	2.2	0.2
Net cash used by investing activities	(7.5)	(11.6)
Financing activities
Proceeds from long-term borrowings	121.9	218.0
Repayments of long-term debt	(145.4)	(95.2)
Repayments of notes payable, net	(7.3)	(7.6)
Dividends paid	(21.4)	(21.5)
Payments of contingent consideration	—	(17.8)
Repurchases of common stock	—	(19.4)
Payments related to tax withholding for stock-based compensation	(1.7)	(2.5)
Proceeds from the exercise of stock options	—	4.3
Net cash (used) provided by financing activities	(53.9)	58.3
Effect of foreign exchange rate changes on cash and cash equivalents	2.2	(0.3)
Net increase in cash and cash equivalents	11.5	36.8
Cash and cash equivalents
Beginning of the period	62.2	41.2
End of the period	$73.7	$78.0
Cash paid during the year for:
Interest	$48.7	$35.7
Income taxes	$30.2	$25.9

See Notes to Condensed Consolidated Financial Statements (Unaudited).

ACCO Brands Corporation and Subsidiaries

Consolidated Statement of Stockholders' Equity

(Unaudited)

	Common Stock			Treasury Stock		Accumulated Other
(in millions)	Shares	Value	Paid-in Capital	Shares	Value	Comprehensive (Loss) Income	Accumulated Deficit	Total
Balance at December 31, 2022	98.9	$1.0	$1,897.2	4.6	$(43.4)	$(540.3)	$(504.4)	$810.1
Net loss	—	—	—	—	—	—	(3.7)	(3.7)
Loss on derivative financial instruments, net of tax	—	—	—	—	—	(0.9)	—	(0.9)
Translation impact, net of tax	—	—	—	—	—	8.9	—	8.9
Pension and post-retirement adjustment, net of tax	—	—	—	—	—	(1.5)	—	(1.5)
Stock-based compensation	—	—	6.2	—	—	—	(0.6)	5.6
Common stock issued, net of shares withheld for employee taxes	0.9	—	—	0.3	(1.7)	—	—	(1.7)
Dividends declared, $0.075 per share	—	—	—	—	—	—	(7.1)	(7.1)
Other	—	—	(0.1)	—	0.1	—	0.1	0.1
Balance at March 31, 2023	99.8	$1.0	$1,903.3	4.9	$(45.0)	$(533.8)	$(515.7)	$809.8
Net income	—	—	—	—	—	—	26.4	26.4
Gain on derivative financial instruments, net of tax	—	—	—	—	—	0.6	—	0.6
Translation impact, net of tax	—	—	—	—	—	(1.7)	—	(1.7)
Pension and post-retirement adjustment, net of tax	—	—	—	—	—	(0.8)	—	(0.8)
Stock-based compensation	—	—	3.4	—	—	—	(0.1)	3.3
Dividends declared, $0.075 per share	—	—	—	—	—	—	(7.1)	(7.1)
Other	—	—	0.1	—	—	—	(0.2)	(0.1)
Balance at June 30, 2023	99.8	$1.0	$1,906.8	4.9	$(45.0)	$(535.7)	$(496.7)	$830.4
Net income	—	—	—	—	—	—	14.9	14.9
Gain on derivative financial instruments, net of tax	—	—	—	—	—	0.7	—	0.7
Translation impact	—	—	—	—	—	(7.0)	—	(7.0)
Pension and post-retirement adjustment, net of tax	—	—	—	—	—	4.5	—	4.5
Stock-based compensation	—	—	1.7	—	—	—	(0.2)	1.5
Dividends declared, $0.075 per share	—	—	—	—	—	—	(7.2)	(7.2)
Other	—	—	—	—	(0.1)	—	0.3	0.2
Balance at September 30, 2023	99.8	$1.0	$1,908.5	4.9	$(45.1)	$(537.5)	$(488.9)	$838.0

See Notes to Condensed Consolidated Financial Statements (Unaudited).

ACCO Brands Corporation and Subsidiaries

Consolidated Statement of Stockholders' Equity Continued

(Unaudited)

	Common Stock			Treasury Stock		Accumulated Other
(in millions)	Shares	Value	Paid-in Capital	Shares	Value	Comprehensive (Loss) Income	Accumulated Deficit	Total
Balance at December 31, 2021	100.1	$1.0	$1,902.2	4.3	$(40.9)	$(535.5)	$(462.0)	$864.8
Net loss	—	—	—	—	—	—	(2.7)	(2.7)
Loss on derivative financial instruments, net of tax	—	—	—	—	—	(1.4)	—	(1.4)
Translation impact, net of tax	—	—	—	—	—	15.3	—	15.3
Pension and post-retirement adjustment, net of tax	—	—	—	—	—	4.8	—	4.8
Stock-based compensation	—	—	4.9	—	—	—	(0.1)	4.8
Common stock issued, net of shares withheld for employee taxes	1.1	—	4.3	0.1	(1.2)	—	—	3.1
Dividends declared, $0.075 per share	—	—	—	—	—	—	(7.3)	(7.3)
Other	—	—	0.1	—	—	—	—	0.1
Balance at March 31, 2022	101.2	$1.0	$1,911.5	4.4	$(42.1)	$(516.8)	$(472.1)	$881.5
Net income	—	—	—	—	—	—	39.4	39.4
Gain on derivative financial instruments, net of tax	—	—	—	—	—	3.9	—	3.9
Translation impact, net of tax	—	—	—	—	—	(37.2)	—	(37.2)
Pension and post-retirement adjustment, net of tax	—	—	—	—	—	10.8	—	10.8
Common stock repurchases	(2.7)	—	(19.4)	—	—	—	—	(19.4)
Stock-based compensation	—	—	2.6	—	—	—	(0.2)	2.4
Common stock issued, net of shares withheld for employee taxes	0.3	—	—	0.2	(1.3)	—	—	(1.3)
Dividends declared, $0.075 per share	—	—	—	—	—	—	(7.1)	(7.1)
Other	—	—	—	—	—	—	(0.1)	(0.1)
Balance at June 30, 2022	98.8	$1.0	$1,894.7	4.6	$(43.4)	$(539.3)	$(440.1)	$872.9
Net loss	—	—	—	—	—	—	(68.7)	(68.7)
Gain on derivative financial instruments, net of tax	—	—	—	—	—	0.9	—	0.9
Translation impact	—	—	—	—	—	(28.1)	—	(28.1)
Pension and post-retirement adjustment, net of tax	—	—	—	—	—	10.9	—	10.9
Stock-based compensation	—	—	0.6	—	—	—	—	0.6
Common stock issued, net of shares withheld for employee taxes	0.1	—	—	—	—	—	—	—
Dividends declared, $0.075 per share	—	—	—	—	—	—	(7.1)	(7.1)
Other	—	—	(0.1)	—	—	—	—	(0.1)
Balance at September 30, 2022	98.9	$1.0	$1,895.2	4.6	$(43.4)	$(555.6)	$(515.9)	$781.3

See Notes to Condensed Consolidated Financial Statements (Unaudited).

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

As used in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, the terms "ACCO Brands," "ACCO," the "Company," "we," "us," and "our" refer to ACCO Brands Corporation and its consolidated subsidiaries.

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

The Condensed Consolidated Balance Sheet as of September 30, 2023 and the related Consolidated Statements of Income (Loss), Consolidated Statements of Comprehensive Income (Loss), and Consolidated Statements of Stockholders' Equity for the three and nine months ended September 30, 2023 and 2022, and the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022 are unaudited. The December 31, 2022 Condensed Consolidated Balance Sheet data was derived from audited financial statements but does not include all annual disclosures required by GAAP. The financial statements included herein were prepared by management and reflect all adjustments (consisting solely of normal recurring items unless otherwise noted) which are, in the opinion of management, necessary for the fair presentation of the results of operations and cash flows for the interim periods ended September 30, 2023 and 2022, and the financial position of the Company as of September 30, 2023. Interim results may not be indicative of results for a full year.

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

There were no accounting standards that were adopted in the first nine months of 2023 that had a material effect on the Company’s financial condition, results of operations or cash flow.

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

3. Long-term Debt and Short-term Borrowings

Notes payable and long-term debt, listed in order of the priority of security interests in assets of the Company, consisted of the following as of September 30, 2023 and December 31, 2022:

(in millions)	September 30, 2023	December 31, 2022
Euro Senior Secured Term Loan A, due March 2026 (floating interest rate of 6.22% at September 30, 2023 and 3.90% at December 31, 2022)	$212.9	$227.4
USD Senior Secured Term Loan A, due March 2026 (floating interest rate of 7.66% at September 30, 2023 and 6.40% at December 31, 2022)	79.8	84.4
Australian Dollar Senior Secured Term Loan A, due March 2026 (floating interest rate of 6.44% at September 30, 2023 and 5.30% at December 31, 2022)	31.3	34.9
U.S. Dollar Senior Secured Revolving Credit Facility, due March 2026 (floating interest rate of 7.59% at September 30, 2023 and 6.36% at December 31, 2022)	49.9	58.6
Australian Dollar Senior Secured Revolving Credit Facility, due March 2026 (floating interest rate of 6.42% at September 30, 2023 and 5.18% at December 31, 2022)	17.7	14.2
Senior Unsecured Notes, due March 2029 (fixed interest rate of 4.25%)	575.0	575.0
Other borrowings	2.8	10.4
Total debt	969.4	1,004.9
Less:
Current portion	70.1	60.0
Debt issuance costs, unamortized	7.1	8.4
Long-term debt, net	$892.2	$936.5

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

As of September 30, 2023, there was $67.6 million in borrowings outstanding under the Revolving Facility. The remaining amount available for borrowings was $522.8 million (allowing for $9.6 million of letters of credit outstanding on that date).

As of September 30, 2023, our Consolidated Leverage Ratio was approximately 3.78 to 1.00 versus our maximum covenant of 4.75 to 1.00.

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

The components of lease expense were as follows:

	Three months ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Operating lease cost	$7.3	$7.0	$21.4	$22.5
Sublease income	(0.6)	(0.7)	(1.9)	(1.9)
Total lease cost	$6.7	$6.3	$19.5	$20.6

Other information related to leases was as follows:

	Nine Months Ended September 30,
(in millions, except lease term and discount rate)	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$22.6	$23.7
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$14.7	$7.8

Weighted average remaining lease term:
Operating leases	6.2 years

Weighted average discount rate:
Operating leases	5.0%

Future minimum lease payments, net of sublease income, for all non-cancelable leases as of September 30, 2023, were as follows:

(in millions)	Operating Leases
2023	$5.4
2024	23.9
2025	21.4
2026	17.4
2027	12.7
2028	11.1
Thereafter	25.0
Total minimum lease payments	116.9
Less imputed interest	23.8
Future minimum payments for leases, net of sublease rental income and imputed interest	$93.1

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

5. Pension and Other Retiree Benefits

The components of net periodic benefit (income) cost for pension and post-retirement plans for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30,
	Pension				Post-retirement
	U.S.		International
(in millions)	2023	2022	2023	2022	2023	2022
Service cost	$—	$—	$0.1	$0.2	$—	$—
Interest cost	2.0	1.2	5.1	2.3	—	—
Expected return on plan assets	(3.0)	(2.7)	(5.5)	(4.2)	—	—
Amortization of net loss (gain)	0.6	0.9	1.1	1.2	(0.1)	(0.1)
Amortization of prior service cost	—	—	0.1	0.1	—	—
Special termination benefit(1)	—	—	—	0.8	—	—
Net periodic benefit (income) cost (2)	$(0.4)	$(0.6)	$0.9	$0.4	$(0.1)	$(0.1)

	Nine Months Ended September 30,
	Pension				Post-retirement
	U.S.		International
(in millions)	2023	2022	2023	2022	2023	2022
Service cost	$—	$—	$0.3	$0.7	$—	$—
Interest cost	6.0	3.6	15.0	7.2	—	—
Expected return on plan assets	(9.0)	(8.1)	(16.2)	(13.3)	—	—
Amortization of net loss (gain)	1.8	2.7	3.2	3.9	(0.3)	(0.3)
Amortization of prior service cost	—	—	0.3	0.2	—	—
Special termination benefit(1)	—	—	—	0.8	—	—
Net periodic benefit (income) cost (2)	$(1.2)	$(1.8)	$2.6	$(0.5)	$(0.3)	$(0.3)

(1)
Special termination benefit of $0.8 million due to the wind up of the ACCO Brands Canada Salaried and Hourly plans effective July 1, 2022. The plan wind up is considered an irrevocable event that triggers special accounting, specifically a one-time special termination benefit. The plan wind up is expected to be completed in 2024.
(2)
The components of net periodic benefit (income) cost, other than service cost, are included in the line "Non-operating pension expense (income)" in the Consolidated Statements of Income (Loss).

We expect to contribute approximately $16.9 million to our defined benefit plans in 2023. For the nine months ended September 30, 2023, we have contributed $11.0 million to these plans.

6. Stock-Based Compensation

The following table summarizes our stock-based compensation expense (including stock options, restricted stock units ("RSUs") and performance stock units ("PSUs")) for the three and nine months ended September 30, 2023 and 2022:

	Three months ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Stock option compensation expense	$0.3	$0.4	$2.4	$3.1
RSU compensation expense	1.3	0.8	4.9	3.8
PSU compensation expense	(0.1)	(0.6)	3.1	0.9
Total stock-based compensation expense	$1.5	$0.6	$10.4	$7.8

We generally recognize compensation expense for stock-based awards ratably over the vesting period. During the third quarter of 2023, stock compensation grants were made consisting of 18,833 RSUs and 18,833 PSUs.

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes our unrecognized compensation expense and the weighted-average period over which the expense will be recognized as of September 30, 2023:

	September 30, 2023
(in millions, except weighted average years)	Unrecognized Compensation Expense	Weighted Average Years Expense To Be Recognized Over
Stock options	$1.1	1.2
RSUs	$9.1	2.2
PSUs	$4.2	2.1

7. Inventories

The components of inventories were as follows:

(in millions)	September 30, 2023	December 31, 2022
Raw materials	$61.9	$76.8
Work in process	4.6	4.4
Finished goods	302.0	314.0
Total inventories	$368.5	$395.2

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

Changes in the net carrying amount of goodwill by segment were as follows:

(in millions)	ACCO Brands North America	ACCO Brands EMEA	ACCO Brands International	Total
Balance at December 31, 2022	$348.0	$145.6	$177.9	$671.5
Foreign currency translation	—	(7.5)	0.8	(6.7)
Balance at September 30, 2023	$348.0	$138.1	$178.7	$664.8

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Identifiable Intangible Assets

The gross carrying value and accumulated amortization by class of identifiable intangible assets as of September 30, 2023 and December 31, 2022, were as follows:

	September 30, 2023			December 31, 2022
(in millions)	Gross Carrying Amounts	Accumulated Amortization	Net Book Value	Gross Carrying Amounts	Accumulated Amortization	Net Book Value
Indefinite-lived intangible assets:
Trade names(1)	$295.1	$(44.5)	$250.6	$410.6	$(44.5)	$366.1
Amortizable intangible assets:
Trade names	485.5	(135.8)	349.7	369.7	(123.0)	246.7
Customer and contractual relationships	354.9	(211.2)	143.7	356.9	(198.2)	158.7
Vendor relationships	82.4	(15.3)	67.1	82.4	(11.2)	71.2
Patents	7.9	(4.6)	3.3	8.1	(3.8)	4.3
Subtotal	930.7	(366.9)	563.8	817.1	(336.2)	480.9
Total identifiable intangibles	$1,225.8	$(411.4)	$814.4	$1,227.7	$(380.7)	$847.0

(1)
Accumulated amortization prior to the adoption of authoritative guidance on goodwill and other intangible assets, at which time further amortization ceased.

The Company's intangible amortization expense for the three and nine months ended September 30, 2023 was $10.8 million and $32.7 million, respectively, and $9.9 million and $31.5 million for the three and nine months ended September 30, 2022, respectively.

Estimated amortization expense for amortizable intangible assets, as of September 30, 2023, for the current year and the next five years is as follows:

(in millions)	2023	2024	2025	2026	2027	2028
Estimated amortization expense(2)	$43.7	$42.1	$40.5	$38.4	$35.9	$33.7

(2)
Actual amounts of amortization expense may differ from estimated amounts due to changes in foreign currency exchange rates, additional intangible asset acquisitions, impairment of intangible assets, accelerated amortization of intangible assets and other events.

We test indefinite-lived intangibles for impairment at least annually as of our measurement date of May 31st and on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. We performed this annual assessment, on a qualitative basis, for our indefinite-lived trade names in the second quarter of 2023 and concluded that no impairment loss had been incurred.

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

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

9. Restructuring

The Company recorded $3.0 million and $6.3 million of restructuring expense for the three and nine months ended September 30, 2023, respectively, which was primarily related to severance costs in EMEA associated with our footprint rationalization program. For the three and nine months ended September 30, 2022, we recorded restructuring expense of $0.1 million and $2.3 million, respectively, which was primarily for severance costs related to cost reduction initiatives in our North America and EMEA segments.

The summary of the activity in the restructuring liability for the nine months ended September 30, 2023, was as follows:

	Balance at			Non-cash Items /	Balance at
(in millions)	December 31, 2022	Provision	Cash Expenditures	Currency Change	September 30, 2023
Employee termination costs(1)	$8.7	$4.9	$(6.9)	$—	$6.7
Other(2)	—	1.4	(0.2)	—	1.2
Total restructuring liability	$8.7	$6.3	$(7.1)	$—	$7.9

(1)
We expect the remaining $6.7 million employee termination costs to be substantially paid in the next twelve months.
(2)
We expect the remaining $1.2 million of other costs to be substantially paid in the next twelve months.

The summary of the activity in the restructuring liability for the nine months ended September 30, 2022, was as follows:

	Balance at			Non-cash Items /	Balance at
(in millions)	December 31, 2021	Provision	Cash Expenditures	Currency Change	September 30, 2022
Employee termination costs	$3.4	$1.9	$(3.4)	$(0.2)	$1.7
Termination of lease agreements	1.1	—	(0.9)	—	0.2
Other	—	0.4	(0.4)	—	—
Total restructuring liability	$4.5	$2.3	$(4.7)	$(0.2)	$1.9

10. Income Taxes

For the three months ended September 30, 2023, we recorded income tax expense of $6.7 million on income before tax of $21.6 million. For the three months ended September 30, 2022, we recorded income tax expense of $4.1 million on loss before tax of $64.6 million. The $2.6 million increase in tax expense compared to the three months ended September 30, 2022 was primarily driven by an increase in tax expense for discrete tax items that include uncertain tax positions of $1.8 million, a change in valuation allowances of $0.7 million and a $4.0 million benefit due to the merger of our Brazilian entities that occurred in the three months ended September 30, 2022. This was partly offset by a tax benefit of $3.7 million due to a reduction in income before tax in the current quarter when excluding the non-cash goodwill impairment charge of $98.7 million from the prior year.

For the nine months ended September 30, 2023, we recorded income tax expense of $22.7 million on income before tax of $60.3 million. For the nine months ended September 30, 2022, we recorded income tax expense of $18.2 million on loss before tax of $13.8 million. The $4.5 million increase in tax expense compared to the nine months ended September 30, 2022 was primarily driven by an increase in tax expense for discrete tax items that include uncertain tax positions of $4.6 million, a change in valuation allowance of $0.7 million, withholding taxes of $1.4 million, a $4.0 million benefit due to the merger of our Brazilian entities in the prior year and a decrease in tax expense for discrete tax items that include changes to deferred taxes of $0.8 million that occurred in the nine months ended September 30, 2022. This was partly offset by a tax benefit of $5.4 million due to a reduction in income before tax in the current year when excluding the non-cash goodwill impairment charge of $98.7 million, from the prior year.

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The U.S. federal statute of limitations remains open for the years 2019 and forward. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from 2 to 6 years. Years still open to examination by foreign tax authorities in major jurisdictions include Australia (2018 forward), Brazil (2018 forward), Canada (2018 forward), Germany (2020 forward), Sweden (2021 forward) and the U.K. (2021 forward). We are currently under examination in certain foreign jurisdictions.

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

We believe we have meritorious defenses and intend to vigorously contest both of the Brazil Tax Assessments; however, there can be no assurances that we will ultimately prevail. The ultimate outcome will not be determined until the Brazilian judicial process is complete. It is possible we could have a final decision regarding the Second Assessment at any time in the next three years. If the FRD's initial position is ultimately sustained, payment of the amount assessed would materially and adversely affect our cash flow in the year of settlement.

Because there is no settled legal precedent on which to base a definitive opinion as to whether we will ultimately prevail, we consider the outcome of these disputes to be uncertain. Since it is not more likely than not that we will prevail, in 2012, we recorded a reserve in the amount of $44.5 million (at December 31, 2012 exchange rates) in consideration of this contingency, of which $43.3 million was recorded as an adjustment to the purchase price and which included the 2007-2012 tax years plus penalties and interest through December 2012. Because the Brazilian courts have determined that we will have to pay the standard penalty of 75 percent if we do not prevail, we have used this assumption in the reserve calculation. We will continue to actively monitor administrative and judicial court decisions and evaluate their impact, if any, on our legal assessment of the ultimate outcome of our disputes. In addition, we will continue to accrue interest related to this contingency until such time as the outcome is known or until evidence is presented that we are more likely than not to prevail. During the nine months ended September 30, 2023 and 2022, we accrued additional interest as a charge to current income tax expense of $1.3 million and $1.4 million, respectively. At current exchange rates, our accrual through September 30, 2023, including tax, penalties and interest is $33.4 million (reported in "Other non-current liabilities").

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

During the third quarter of 2023, there was a change in Brazilian law which will allow the Company to seek cancellation of the 75 percent penalty that would be payable in the event we do not prevail in our actions challenging the Brazil Tax Assessments. The Company intends to initiate the administrative procedure to request the cancellation of the penalties as soon as possible.

11. Earnings per Share

Total outstanding shares as of September 30, 2023 and 2022, were 94.9 million and 94.3 million, respectively. Under our stock repurchase program, during each of the three and nine months ended September 30, 2023, we did not repurchase and retire any shares, and during the three and nine months ended September 30, 2022, we repurchased and retired zero and 2.7 million shares, respectively. For each of the nine months ended September 30, 2023 and 2022, we acquired 0.3 million related to tax withholding for share-based compensation.

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

Our weighted-average number of shares outstanding for the three and nine months ended September 30, 2023 and 2022 was as follows:

	Three months ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Weighted-average number of shares of common stock outstanding - basic	95.4	94.5	95.2	95.6
Effect of dilutive securities:
Restricted stock units	1.3	—	1.6	—
Weighted-average shares and assumed conversions - diluted(1)	96.7	94.5	96.8	95.6

(1)
As a result of the net loss for the three and nine months ended September 30, 2022, diluted earnings per share does not include the effects of the stock awards for which the average market price for the period exceeds the exercised price, as their effect would have been anti-dilutive.

Awards of potentially dilutive shares of common stock, which have exercise prices that were higher than the average market price during the period, are not included in the computation of dilutive earnings per share as their effect would have been anti-dilutive. For the three and nine months ended September 30, 2023, the number of anti-dilutive shares was approximately 10.4 million and 9.8 million, respectively. For each of the three and nine months ended September 30, 2022, the number of anti-dilutive shares was approximately 10.1 million and 9.0 million, respectively.

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

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Forward currency contracts are used to hedge foreign denominated inventory purchases for Europe, Australia, Canada, Japan and New Zealand, and are designated as cash flow hedges. Unrealized gains and losses on these contracts are deferred in Accumulated Other Comprehensive Income ("AOCI") until the contracts are settled and the underlying hedged transactions relating to inventory purchases are recognized, at which time the deferred gains or losses will be reported in the "Cost of products sold" line in the Consolidated Statements of Operations. As of September 30, 2023 and December 31, 2022, we had cash flow foreign exchange contracts outstanding with a U.S. dollar equivalent notional value of $77.9 million and $108.3 million, respectively, which were designated as hedges.

Forward currency contracts used to hedge foreign denominated intercompany loans are not designated as hedging instruments. Gains and losses on these derivative instruments are recognized within "Other expense (income), net" in the Consolidated Statements of Operations and are largely offset by the change in the current translated value of the hedged item. The periods of the forward foreign exchange contracts correspond to the periods of the hedged transactions, with some relating to intercompany loans which extend beyond September 2024. As of September 30, 2023 and December 31, 2022, we had foreign exchange contracts outstanding with a U.S. dollar equivalent notional value of $121.2 million and $79.5 million, respectively, which were not designated as hedges.

The following table summarizes the fair value of our derivative financial instruments as of September 30, 2023 and December 31, 2022:

	Fair Value of Derivative Instruments
	Derivative Assets			Derivative Liabilities
(in millions)	Balance Sheet Location	September 30, 2023	December 31, 2022	Balance Sheet Location	September 30, 2023	December 31, 2022
Derivatives designated as hedging instruments:
Foreign exchange contracts	Other current assets	$2.8	$3.6	Other current liabilities	$0.1	$1.9
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current assets	0.4	0.7	Other current liabilities	0.1	0.7
Foreign exchange contracts	Other non-current assets	6.9	4.9	Other non-current liabilities	6.9	4.9
Total derivatives		$10.1	$9.2		$7.1	$7.5

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables summarize the pre-tax effect of our derivative financial instruments on the condensed consolidated financial statements for the three and nine months ended September 30, 2023 and 2022:

	The Effect of Derivative Instruments in Cash Flow Hedging Relationships on the Consolidated Financial Statements
	Amount of Gain (Loss) Recognized in AOCI (Effective Portion)		Location of (Gain) Loss Reclassified from AOCI to Income	Amount of (Gain) Loss Reclassified from AOCI to Income (Effective Portion)
	Three months ended September 30,			Three months ended September 30,
(in millions)	2023	2022		2023	2022
Cash flow hedges:
Foreign exchange contracts	$1.5	$5.7	Cost of products sold	$(0.6)	$(4.3)

	The Effect of Derivative Instruments in Cash Flow Hedging Relationships on the Consolidated Financial Statements
	Amount of Gain (Loss) Recognized in AOCI (Effective Portion)		Location of (Gain) Loss Reclassified from AOCI to Income	Amount of (Gain) Loss Reclassified from AOCI to Income (Effective Portion)
	Nine months ended September 30,			Nine months ended September 30,
(in millions)	2023	2022		2023	2022
Cash flow hedges:
Foreign exchange contracts	$1.9	$14.8	Cost of products sold	$(1.4)	$(10.1)

	The Effect of Derivatives Not Designated as Hedging Instruments on the Consolidated Statements of (Loss) Income
	Location of (Gain) Loss Recognized in Income on Derivatives	Amount of (Gain) Loss Recognized in Income		Amount of (Gain) Loss Recognized in Income
		Three months ended September 30,		Nine months ended September 30,
(in millions)		2023	2022	2023	2022
Foreign exchange contracts	Other expense, net	$(3.1)	$(2.6)	$(0.1)	$(6.3)

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

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

We have determined that our financial assets and liabilities described in "Note 12. Derivative Financial Instruments" are Level 2 in the fair value hierarchy. The following table sets forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2023 and December 31, 2022:

(in millions)	September 30, 2023	December 31, 2022
Assets:
Forward currency contracts	$10.1	$9.2
Liabilities:
Forward currency contracts	$7.1	$7.5

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

The fair values of cash and cash equivalents, notes payable to banks, accounts receivable and accounts payable approximate carrying amounts due principally to their short maturities. The carrying amount of total debt was $969.4 million and $1,004.9 million and the estimated fair value of total debt was $871.7 million and $910.0 million at September 30, 2023 and December 31, 2022, respectively. The fair values are determined from quoted market prices, where available, and from using current interest rates based on credit ratings and the remaining terms of maturity.

Nonrecurring Fair Value Measurements

On a nonrecurring basis, we remeasure the fair value of the goodwill of our reporting units and our trade name indefinite-lived intangibles if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. The fair value of our reporting units and trade names are considered Level 3 measurements. Level 3 measurements require significant unobservable inputs that are reflected in our assumptions. See "Note 8. Goodwill and Identifiable Intangible Assets" for more information.

14. Accumulated Other Comprehensive Income (Loss)

AOCI is defined as net income (loss) and other changes in stockholders’ equity from transactions and other events from sources other than stockholders. The components of, and changes in, AOCI were as follows:

(in millions)	Derivative Financial Instruments	Foreign Currency Adjustments	Unrecognized Pension and Other Post-retirement Benefit Costs	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2022	$1.1	$(380.1)	$(161.3)	$(540.3)
Other comprehensive income (loss) before reclassifications, net of tax	1.4	0.2	(1.3)	0.3
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	(1.0)	—	3.5	2.5
Balance at September 30, 2023	$1.5	$(379.9)	$(159.1)	$(537.5)

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The reclassifications out of AOCI for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2023	2022	2023	2022

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Location on Income Statement
Gain (loss) on cash flow hedges:
Foreign exchange contracts	$0.6	$4.3	$1.4	$10.1	Cost of products sold
Tax expense	(0.2)	(1.2)	(0.4)	(3.0)	Income tax expense
Net of tax	$0.4	$3.1	$1.0	$7.1
Defined benefit plan items:
Amortization of actuarial loss(1)	$(1.6)	$(2.0)	$(4.7)	$(6.3)
Amortization of prior service cost(1)	(0.1)	(0.1)	(0.3)	(0.2)
Total before tax	(1.7)	(2.1)	(5.0)	(6.5)
Tax benefit	0.6	0.5	1.5	1.5	Income tax expense
Net of tax	$(1.1)	$(1.6)	$(3.5)	$(5.0)

Total reclassifications for the period, net of tax	$(0.7)	$1.5	$(2.5)	$2.1

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

As of December 31, 2022, there was $2.8 million of unearned revenue associated with outstanding service or extended maintenance agreements ("EMAs"), primarily reported in "Other current liabilities." During the three and nine months ended September 30, 2023, $0.4 million and $2.1 million of the unearned revenue was earned and recognized, respectively. As of September 30, 2023, the amount of unearned revenue from EMAs was $3.1 million. We expect to earn and recognize approximately $2.6 million of the unearned amount in the next 12 months and $0.5 million in periods beyond the next 12 months.

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present our net sales disaggregated by regional geography, by reporting business segments and our net sales disaggregated by the timing of revenue recognition for the three and nine months ended September 30, 2023 and 2022:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2023	2022	2023	2022
United States	$193.6	$221.8	$609.6	$684.7
Canada	25.3	35.4	78.6	87.6
ACCO Brands North America	218.9	257.2	688.2	772.3

ACCO Brands EMEA(1)	126.6	130.3	388.1	424.3

Australia/N.Z.	29.7	32.8	82.1	89.0
Latin America	64.2	53.6	159.1	124.5
Asia-Pacific	8.6	11.7	26.7	38.1
ACCO Brands International	102.5	98.1	267.9	251.6
Net sales(2)	$448.0	$485.6	$1,344.2	$1,448.2

(1) ACCO Brands EMEA is comprised largely of Europe, but also includes export sales to the Middle East and Africa.

(2) Net sales are attributed to geographic areas based on the location of the selling subsidiaries.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2023	2022	2023	2022
Product and services transferred at a point in time	$439.8	$473.6	$1,313.2	$1,411.3
Product and services transferred over time	8.2	12.0	31.0	36.9
Net sales	$448.0	$485.6	$1,344.2	$1,448.2

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

School notebooks, storage and organization products (binders, sheet protectors and indexes), computer and gaming accessories, laminating, shredding, writing and arts products, janitorial supplies, dry erase boards, stapling and punching products.

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

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Net sales by reportable business segment for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
ACCO Brands North America	$218.9	$257.2	$688.2	$772.3
ACCO Brands EMEA	126.6	130.3	388.1	424.3
ACCO Brands International	102.5	98.1	267.9	251.6
Net sales	$448.0	$485.6	$1,344.2	$1,448.2

Operating income (loss) by business segment for the three and nine months ended September 30, 2023 and 2022 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
ACCO Brands North America	$19.9	$(78.4)	$80.2	$(13.8)
ACCO Brands EMEA	6.9	4.9	20.4	9.0
ACCO Brands International	16.4	17.3	32.1	27.8
Segment operating income (loss)	43.2	(56.2)	132.7	23.0
Change in fair value of contingent consideration	—	2.2	—	9.0
Corporate	(11.0)	(9.0)	(35.2)	(32.8)
Operating income (loss)(1)	32.2	(63.0)	97.5	(0.8)
Interest expense	15.6	12.1	45.0	32.6
Interest income	(1.6)	(2.6)	(6.2)	(6.2)
Non-operating pension expense (income)	0.2	(0.5)	0.5	(3.2)
Other income, net	(3.6)	(7.4)	(2.1)	(10.2)
Income (loss) before income tax	$21.6	$(64.6)	$60.3	$(13.8)

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

ACCO Brands Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

“ICMS.” The Supreme Court further ruled that taxpayers can recognize future operating credits ("Tax Credits") for excess indirect tax payments from past periods due to the inclusion of ICMS in the indirect tax base to the extent the taxpayer had filed judicial challenges seeking to recover excess tax payments prior to March 15, 2017 and for any excess tax payments made after March 15, 2017.

ACCO Brazil filed legal actions requesting recovery of these excess tax payments by way of future Tax Credits covering various time periods prior to March 15, 2017. All of these cases have been finally decided in a court of law in favor of ACCO Brazil. ACCO Brazil is in the process of taking the necessary administrative steps which will allow it to benefit from additional Tax Credits of approximately $1.7 million. Once these steps are finalized, we will be able to record the gain. The Tax Credits will be utilized against future tax obligations.

Indústria Gráfica Foroni Ltda. ("Foroni"), in years prior to its acquisition by ACCO Brazil, also filed a legal action in Brazil to recover these excess indirect tax payments and this legal action has been finalized. Upon the expiration of the applicable statute of limitations, we are required under agreements with the former owners of the Foroni business to remit certain recovered tax credits, less the applicable tax and expenses, to the extent the tax credits relate to a tax period prior to the acquisition date.

For the each of the three and nine months ended September 30, 2023, we recorded Tax Credits of $1.3 million, which is included in "Other (income) expense, net," on our Consolidated Statements of Income (Loss).

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three and nine months ended September 30, 2023 and 2022 should be read in conjunction with the unaudited condensed consolidated financial statements of ACCO Brands Corporation and the accompanying notes contained therein.

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

Overview of Performance

The Company continues to be impacted by softening global demand, reflecting the weaker macroeconomic environment. Inflationary pressures and rising interest rates have reduced both business and consumer discretionary spending, especially business IT spending. Return to office trends have also stabilized, impacting year over year demand. In addition, major retailers in North America continued to focus on maintaining lower inventory levels. These collective global trends are expected to continue to impact our financial results through the remainder of the year.

During the third quarter, our net sales decreased $37.6 million, or 7.7 percent, compared to the prior year's third quarter. The decrease was due to reduced volumes reflecting the more challenging global macroeconomic environment, which led to lower global technology spending, and stabilization of return to office trends, partly offset by global price increases and favorable foreign exchange. Gross margin increased 400 basis points compared to the prior-year period, primarily due to cumulative global price increases and cost reduction actions.

We reported operating income of $32.2 million in the third quarter, compared to an operating loss of $63.0 million in the prior year's third quarter. Operating income increased due to a non-cash goodwill impairment charge of $98.7 million in the prior year which did not repeat and higher gross margin, partially offset by higher SG&A and restructuring expenses.

Our operating cash flow for the first nine months was cash provided of $70.7 million, compared to $9.6 million used in the prior year, primarily reflecting reductions in working capital investments. In addition, incentive compensation paid in 2023 was lower than in the prior year. Our operating cash flow is seasonal with a historic pattern of cash outflows in the first half of the year, followed by strong inflows in the second half. We anticipate this pattern to continue for the remainder of 2023.

Consolidated Results of Income (Loss) for the Three and Nine Months Ended September 30, 2023 and 2022

	Three Months Ended September 30,		Amount of Change			Nine Months Ended September 30,		Amount of Change
(in millions, except per share data)	2023	2022	$	%/pts		2023	2022	$	%/pts
Net sales	$448.0	$485.6	$(37.6)	(7.7)%		$1,344.2	$1,448.2	$(104.0)	(7.2)%
Cost of products sold	303.2	348.2	(45.0)	(12.9)%		915.9	1,041.2	(125.3)	(12.0)%
Gross profit	144.8	137.4	7.4	5.4%		428.3	407.0	21.3	5.2%
Gross profit margin	32.3%	28.3%		4.0	pts	31.9%	28.1%		3.8	pts
Selling, general and administrative expenses	98.8	93.9	4.9	5.2%		291.8	284.3	7.5	2.6%
SG&A% to net sales	22.1%	19.3%		2.8	pts	21.7%	19.6%		2.1	pts
Amortization of intangibles	10.8	9.9	0.9	9.1%		32.7	31.5	1.2	3.8%
Restructuring charges	3.0	0.1	2.9	NM		6.3	2.3	4.0	NM
Goodwill impairment	—	98.7	(98.7)	NM		—	98.7	(98.7)	NM
Change in fair value of contingent consideration	—	(2.2)	2.2	NM		—	(9.0)	9.0	NM
Operating income (loss)	32.2	(63.0)	95.2	NM		97.5	(0.8)	98.3	NM
Operating income (loss) margin	7.2%	(13.0)%		20.2	pts	7.3%	(0.1)%		7.4	pts
Interest expense	15.6	12.1	3.5	28.9%		45.0	32.6	12.4	38.0%
Interest income	(1.6)	(2.6)	1.0	(38.5)%		(6.2)	(6.2)	—	NM
Non-operating pension expense (income)	0.2	(0.5)	0.7	NM		0.5	(3.2)	3.7	NM
Other income, net	(3.6)	(7.4)	3.8	(51.4)%		(2.1)	(10.2)	8.1	(79.4)%
Income (loss) before income tax	21.6	(64.6)	86.2	NM		60.3	(13.8)	74.1	NM
Income tax expense	6.7	4.1	2.6	63.4%		22.7	18.2	4.5	24.7%
Effective tax rate	31.0%	(6.3)%		37.3	pts	37.6%	(131.9)%		169.5	pts
Net income (loss)	14.9	(68.7)	83.6	NM		37.6	(32.0)	69.6	NM
Weighted average number of diluted shares outstanding:	96.7	94.5	2.2	2.3%		96.8	95.6	1.2	1.3%
Diluted income (loss) per share	$0.15	$(0.73)	$0.88	NM		$0.39	$(0.33)	$0.72	NM
Comparable sales (Non-GAAP)(1)	$437.5	$485.6	$(48.1)	(9.9)%		$1,345.1	$1,448.2	$(103.1)	(7.1)%

(1)
See reconciliation to GAAP contained in Part I, Item 2. "Supplemental Non-GAAP Financial Measure."

Net Sales

For the three months ended September 30, 2023, net sales decreased $37.6 million, or 7.7 percent. The sales decline was driven by lower volume, which was down 14.9 percent, reflecting lower demand due to the challenging macroeconomic environment and stabilizing return to office trends. Sales of technology accessories were most negatively impacted. The lower volume was partially offset by higher prices which added 5.0 percent and favorable foreign exchange which added 2.2 percent. Comparable net sales decreased 9.9 percent.

For the nine months ended September 30, 2023, net sales decreased $104.0 million, or 7.2 percent, including $0.9 million, or 0.1 percent, from adverse foreign exchange. Comparable net sales decreased 7.1 percent. The sales declines were driven by lower volume, which was down 14.5 percent, primarily in EMEA and North America, due to the challenging macroeconomic environment and stabilizing return to office trends. Sales of technology accessories were most negatively impacted. The volume decline more than offset the benefit of global price increases which added 7.3 percent.

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

For the three months ended September 30, 2023, cost of products sold decreased $45.0 million, or 12.9 percent, primarily due to lower net sales and global cost reduction actions, partly offset by higher input costs. In addition, adverse foreign exchange increased cost of products sold by $6.5 million, or 1.9 percent.

For the nine months ended September 30, 2023, cost of products sold decreased $125.3 million, or 12.0 percent, primarily due to lower net sales and global cost reduction actions, partly offset by higher input costs. In addition, favorable foreign exchange reduced cost of products sold by $2.0 million, or 0.2 percent.

Gross Profit

For the three months ended September 30, 2023, gross profit increased $7.4 million, or 5.4 percent. Gross profit margin increased 400 basis points primarily due to the cumulative effect of global price increases, and cost reduction actions. In addition, favorable foreign exchange increased gross profit $4.0 million, or 2.9 percent.

For the nine months ended September 30, 2023, gross profit increased $21.3 million, or 5.2 percent. Gross profit margin increased 380 basis points primarily due to the cumulative effect of global price increases, and cost reduction actions. In addition, favorable foreign exchange increased gross profit by $1.1 million, or 0.3 percent.

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

For the three months ended September 30, 2023, SG&A increased $4.9 million, or 5.2 percent, primarily due to higher people costs, including incentive compensation expense, as well as adverse foreign exchange which increased SG&A by $2.1 million or 2.2 percent. The increase was partially offset by the impact of cost reduction actions.

For the nine months ended September 30, 2023, SG&A increased $7.5 million, or 2.6 percent, primarily due to higher people costs, including incentive compensation expense, partially offset by the impact of cost reduction actions. In addition, favorable foreign exchange reduced SG&A by $0.5 million, or 0.2 percent.

Restructuring Charges

For the three months ended September 30, 2023, restructuring expense increased $2.9 million compared to prior year. Restructuring expense in the current quarter was primarily severance and other costs associated with our continued footprint rationalization.

For the nine months ended September 30, 2023, restructuring expense increased $4.0 million, compared to prior year. Restructuring expense in the current year was primarily related to severance and other costs associated with our continued footprint rationalization.

Change in Fair Value of Contingent Consideration

In the prior year, the change in the fair value of the contingent consideration from the PowerA earnout resulted in a benefit of $2.2 million and $9.0 million during the three and nine months ended September 30, 2022, respectively, that did not repeat.

Operating Income (Loss)

For the three months ended September 30, 2023, operating income was $32.2 million compared to an operating loss of $63.0 million in the prior year. The operating loss in the prior year was due to a non-cash goodwill impairment charge of $98.7 million, partly offset by a favorable change in fair value of contingent consideration. The current year operating income reflects higher gross profit, partially offset by higher restructuring charges and higher SG&A expense. Foreign exchange increased operating income $1.5 million, or 2.4 percent.

For the nine months ended September 30, 2023, operating income was $97.5 million compared to an operating loss of $0.8 million in the prior year. The operating loss in the prior year was primarily due to a non-cash goodwill impairment charge of $98.7 million, partly offset by a favorable change in fair value of contingent consideration. The current year operating income reflects higher gross profit, partially offset by higher restructuring charges and higher SG&A expense. Foreign exchange increased operating income $1.5 million.

Interest Expense

For the three and nine months ended September 30, 2023, interest expense increased $3.5 million and $12.4 million, respectively, primarily due to higher variable interest rates versus the prior year. The weighted average interest rate on $394.4 million of outstanding variable rate debt as of September 30, 2023, increased to 6.72 percent from 4.02 percent in the prior year. We expect higher interest expense to continue given the current interest rate environment.

Non-operating pension (expense) income

For the three months ended September 30, 2023, non-operating pension expense was $0.2 million compared to income of $0.5 million for the three months ended September 30, 2022. The increase in expense of $0.7 million was due to changes in assumptions used in our annual pension valuation, including higher interest rates.

For the nine months ended September 30, 2023, non-operating pension expense was $0.5 million compared to income of $3.2 million for the nine months ended September 30, 2022. The increase in expense of $3.7 million was due to changes in assumptions used in our annual pension valuation, including higher interest rates.

Income Tax Expense

For the three months ended September 30, 2023, our income tax expense was $6.7 million on income before tax of $21.6 million. This compared with an income tax expense of $4.1 million on a loss before taxes of $64.6 million for the three months ended September 30, 2022. The increase in income tax expense was primarily due to a decrease in the benefit from discrete tax items, excluding the non-deductible goodwill impairment charge in the prior year.

For the nine months ended September 30, 2023, we recorded income tax expense of $22.7 million on income before tax of $60.3 million. This compared with an income tax expense of $18.2 million on a loss before taxes of $13.8 million for the nine months ended September 30, 2022. The increase in income tax expense was primarily due to a decrease in the benefit from discrete tax items, excluding the non-deductible goodwill impairment charge in the prior year.

See "Note 10. Income Taxes" for more information.

Net Income (Loss)/Diluted Income (Loss) per Share

For the three months ended September 30, 2023, net income was $14.9 million compared to net loss of $68.7 million in the prior year. The increase in net income is due to the items noted above.

For the nine months ended September 30, 2023, net income was $37.6 million compared to net loss of $32.0 million in the prior year. The increase in net income is due to the items noted above.

Segment Net Sales and Operating Income (Loss) for the Three and Nine Months Ended September 30, 2023 and 2022

ACCO Brands North America

	Three Months Ended September 30,		Amount of Change			Nine Months Ended September 30,		Amount of Change
(in millions)	2023	2022	$	%/pts		2023	2022	$	%/pts
Net sales	$218.9	$257.2	$(38.3)	(14.9)%		$688.2	$772.3	$(84.1)	(10.9)%
Segment operating income (loss)⁽¹⁾	19.9	(78.4)	98.3	NM		80.2	(13.8)	94.0	NM
Segment operating income (loss) margin	9.1%	(30.5)%		39.6	pts	11.7%	(1.8)%		13.5	pts
Comparable sales (Non-GAAP)⁽²⁾	$219.6	$257.2	$(37.6)	(14.6)%		$692.0	$772.3	$(80.3)	(10.4)%

(1)
Segment operating income (loss) excludes corporate costs. See "Part I, Item 1. Note 16. Information on Business Segments" for a reconciliation of total "Segment operating income (loss)" to "Income (loss) before income tax."
(2)
See reconciliation to GAAP contained in Part I, Item 2. "Supplemental Non-GAAP Financial Measure."

For the three months ended September 30, 2023, net sales decreased $38.3 million, or 14.9 percent. Price increases added $7.2 million, or 2.8 percent, which were more than offset by volume decreases of $44.7 million, or 17.4 percent. The volume decline was due to a weaker macroeconomic environment, stabilizing return to office trends and retailers maintaining lower inventory levels, which resulted in lower demand for technology accessories and office products. Adverse foreign exchange reduced net sales $0.7 million or 0.3 percent.

For the nine months ended September 30, 2023, net sales decreased $84.1 million, or 10.9 percent. Price increases added $35.6 million, or 4.6 percent, which were more than offset by volume decreases of $116.0 million, or 15.0 percent. The volume decline was due to a weaker macroeconomic environment, stabilizing return to office trends and retailers maintaining lower inventory levels, which resulted in lower demand for technology accessories and office products. Adverse foreign exchange reduced net sales $3.8 million or 0.5 percent.

For the three months ended September 30, 2023, operating income was $19.9 million compared to operating loss of $78.4 million in the prior year. The increase in operating income was due to a non-cash goodwill impairment charge in the prior year of $98.7 million which did not repeat.

For the nine months ended September 30, 2023, operating income was $80.2 million compared to operating loss of $13.8 million in the prior year. The increase in operating income was due to a non-cash goodwill impairment charge in the prior year of $98.7 million which did not repeat, partially offset by the impact of lower sales volume, negative fixed cost leverage and higher incentive compensation.

ACCO Brands EMEA

	Three Months Ended September 30,		Amount of Change			Nine Months Ended September 30,		Amount of Change
(in millions)	2023	2022	$	%/pts		2023	2022	$	%/pts
Net sales	$126.6	$130.3	$(3.7)	(2.8)%		$388.1	$424.3	$(36.2)	(8.5)%
Segment operating income⁽¹⁾	6.9	4.9	2.0	40.8%		20.4	9.0	11.4	NM
Segment operating income margin	5.5%	3.8%		1.7	pts	5.3%	2.1%		3.2	pts
Comparable sales (Non-GAAP)⁽²⁾	$119.6	$130.3	$(10.7)	(8.2)%		$389.7	$424.3	$(34.6)	(8.1)%

(1)
Segment operating income excludes corporate costs. See "Part I, Item 1. Note 16. Information on Business Segments" for a reconciliation of total "Segment operating income (loss)" to "Income (loss) before income tax."
(2)
See reconciliation to GAAP contained in Part I, Item 2. "Supplemental Non-GAAP Financial Measure."

For the three months ended September 30, 2023, net sales decreased $3.7 million, or 2.8 percent. Favorable foreign exchange increased net sales $7.0 million, or 5.4 percent. Comparable sales decreased mainly due to lower volume of $22.7 million, or 17.4 percent, partly offset by price increases which added $11.9 million, or 9.1 percent. The lower volume reflects reduced demand, especially for technology accessories, due to a weaker macroeconomic environment.

For the nine months ended September 30, 2023, net sales decreased $36.2 million, or 8.5 percent, including $1.6 million, or 0.4 percent of adverse foreign exchange. Comparable sales decreased mainly due to lower volume of $83.8 million, or 19.8 percent, partly offset by price increases which added $49.1 million, or 11.6 percent. The lower volume reflects reduced demand, especially for technology accessories, due to a weaker macroeconomic environment.

For the three months ended September 30, 2023, operating income increased $2.0 million. Operating income increased primarily due to the cumulative effect of price increases and cost saving actions, which more than offset higher restructuring charges of $3.2 million, negative fixed cost leverage and higher incentive compensation. Favorable foreign exchange increased operating income $0.4 million, or 8.2 percent.

For the nine months ended September 30, 2023, operating income increased $11.4 million, primarily due to the cumulative effect of price increases and cost saving actions, which more than offset higher restructuring charges of $4.6 million, negative fixed cost leverage and higher incentive compensation. Favorable foreign exchange increased operating income $0.1 million, or 1.1 percent.

ACCO Brands International

	Three Months Ended September 30,		Amount of Change			Nine Months Ended September 30,		Amount of Change
(in millions)	2023	2022	$	%/pts		2023	2022	$	%/pts
Net sales	$102.5	$98.1	$4.4	4.5%		$267.9	$251.6	$16.3	6.5%
Segment operating income⁽¹⁾	16.4	17.3	(0.9)	(5.2)%		32.1	27.8	4.3	15.5%
Segment operating income margin	16.0%	17.6%		-1.6	pts	12.0%	11.0%		1.0	pts
Comparable sales (Non-GAAP)⁽²⁾	$98.3	$98.1	$0.2	0.2%		$263.4	$251.6	$11.8	4.7%

(1)
Segment operating income excludes corporate costs. See "Part I, Item 1. Note 16. Information on Business Segments" for a reconciliation of total "Segment operating income (loss)" to "Income (loss) before income tax."
(2)
See reconciliation to GAAP contained in Part I, Item 2. "Supplemental Non-GAAP Financial Measure."

For the three months ended September 30, 2023, net sales increased $4.4 million, or 4.5 percent. Favorable foreign exchange increased net sales $4.2 million, or 4.3 percent. Comparable sales increased due to price increases of $5.0 million, or 5.1 percent, partly offset by lower volume of $4.9 million, or 5.0 percent. The lower volume reflects reduced demand due to a weaker macroeconomic environment in Asia and Australia, especially for technology accessories, partially offset by volume growth in Latin America.

For the nine months ended September 30, 2023, net sales increased $16.3 million, or 6.5 percent. Favorable foreign exchange increased net sales $4.5 million, or 1.8 percent. Comparable sales increased primarily due to price increases which added $21.6 million, or 8.6 percent, partly offset by lower volume of $9.7 million, or 3.9 percent. The lower volume reflects reduced demand due to a weaker macroeconomic environment in Asia and Australia, especially for technology accessories, partially offset by volume growth in Latin America.

For the three months ended September 30, 2023, operating income decreased $0.9 million. The decline in operating income reflects increased spending to support go-to-market strategies and a favorable reduction of our bad debt reserve during the prior year, which more than offset pricing and cost savings actions. Favorable foreign exchange increased operating income $1.1 million, or 6.4 percent.

For the nine months ended September 30, 2023, operating income increased $4.3 million primarily due to higher sales and improved cost leverage, partially offset by the non-repeat of a prior year benefit from reduced balance sheet reserves. Favorable foreign exchange increased operating income $1.8 million, or 6.5 percent.

Liquidity and Capital Resources

Our primary liquidity needs are to support our working capital requirements, service indebtedness and fund capital expenditures and dividends. Our principal sources of liquidity are cash flows from operating activities, cash and cash equivalents held, and seasonal borrowings under our $600 million multi-currency revolving credit facility (the "Revolving Facility"). As of September 30, 2023, there was $67.6 million in borrowings outstanding under the Revolving Facility ($39.1 million reported in "Current portion of long-term debt" and $28.5 million reported in "Long-term debt, net"), and the amount available for borrowings was $522.8 million (allowing for $9.6 million of letters of credit outstanding on that date). We had $73.7 million in cash on hand. We maintain adequate financing arrangements at market rates.

As of September 30, 2023, our Consolidated Leverage Ratio was approximately 3.78 to 1.00 versus our maximum covenant of 4.75 to 1.00. We have no debt maturities before March 2026.

Our near-term use of cash will be to fund our dividend and reduce debt. Our long-term strategy remains to deploy cash to fund dividends, reduce debt, make acquisitions and repurchase stock.

The $394.4 million of debt outstanding as of September 30, 2023 under our senior secured credit facilities had a weighted average interest rate of 6.72 percent, and the $575.0 million outstanding principal amount of our senior unsecured notes due 2029 had a fixed interest rate of 4.25 percent.

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

The restructuring provision was $3.0 million and $6.3 million for the three and nine months ended September 30, 2023, respectively, primarily related to severance costs in EMEA associated with the Company's footprint rationalization program. For additional details, see "Note 9. Restructuring" to the condensed consolidated financial statements contained in "Part I, Item 1. Financial Information" of this Quarterly Report on Form 10-Q.

Cash Flow for the Nine Months Ended September 30, 2023 and 2022

During the nine months ended September 30, 2023, our cash and cash equivalents increased $11.5 million, as compared to an increase of $36.8 million in the first nine months of the prior year. The decrease in cash generated of $25.3 million was primarily due to a net change of $146.0 million from higher debt repayments and lower borrowings in the current year, partially offset by lower investments in trade working capital of $46.5 million, a $27.0 million contingent earnout payment and $19.4 million of share repurchases in the prior year both of which did not repeat, reduced annual incentive compensation payments of $16.7 million, and $2.2 million in proceeds from the sale of our Japan facility in the current year.

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
(in millions)	2023	2022
Net cash flow (used in) provided by:
Operating activities	$70.7	$(9.6)
Investing activities	(7.5)	(11.6)

Net (repayments) borrowings	(30.8)	115.2
Dividends paid	(21.4)	(21.5)
All other financing	(1.7)	(35.4)
Financing activities	(53.9)	58.3
Effect of foreign exchange rate changes on cash and cash equivalents	2.2	(0.3)
Net increase in cash and cash equivalents	$11.5	$36.8

Cash Flow from Operating Activities

Cash provided by operating activities was $70.7 million during the nine months ended September 30, 2023, which was driven by net income of $37.6 million and non-cash add backs of $70.3 million consisting primarily of the amortization of intangibles, depreciation, and stock-based compensation expense. Partially offsetting these are cash outflows from changes in our operating assets and liabilities of $37.2 million primarily due to cash used by trade working capital, consisting of changes in accounts payable, inventory, and accounts receivable and payments for interest, employee incentive compensation, and taxes, partially offset by changes related to other current and non-current liabilities.

Cash used by operating activities was $9.6 million during the nine months ended September 30, 2022. Net cash outflows were due to changes in our operating assets and liabilities of $127.9 million, a net loss of $32.0 million, and a $9.2 million contingent earnout payment, partly offset by non-cash add backs of $159.5 million consisting primarily of a $98.7 million goodwill impairment charge, the amortization of intangibles, depreciation, and stock-based compensation expense. The changes in our operating assets and liabilities were primarily due to cash used by trade working capital, consisting of changes in accounts payable, inventory, and accounts receivable and payments for interest, employee incentive compensation, and taxes, partially offset by changes related to other current and non-current liabilities.

Cash Flow from Investing Activities

Cash used by investing activities of $7.5 million during the nine months ended September 30, 2023, was due to capital expenditures of $9.7 million, partly offset by proceeds from the sale of our facility in Japan of $2.2 million.

Cash used by investing activities of $11.6 million during the nine months ended September 30, 2022, was primarily due to capital expenditures.

Cash Flow from Financing Activities

Cash used by financing activities of $53.9 million during the nine months ended September 30, 2023, was primarily due to net repayments of debt of $30.8 million and payment of dividends of $21.4 million.

Cash provided by financing activities of $58.3 million during the nine months ended September 30, 2022, was primarily due to net borrowings of $115.2 million, partly offset by a use of cash for share repurchases of $19.4 million, a $17.8 million contingent earnout payment, and dividends paid of $21.5 million.

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

The following tables provide a reconciliation of GAAP net sales change as reported to non-GAAP comparable sales change:

	Comparable Sales - Three Months Ended September 30, 2023
		Non-GAAP
		Currency
(in millions)	GAAP Net Sales	Translation	Comparable Sales
ACCO Brands North America	$218.9	$(0.7)	$219.6
ACCO Brands EMEA	126.6	7.0	119.6
ACCO Brands International	102.5	4.2	98.3
Total	$448.0	$10.5	$437.5

	Amount of Change - Three Months Ended September 30, 2023 compared to the Three Months Ended September 30, 2022
	$ Change - Net Sales
		Non-GAAP

	GAAP Net Sales	Currency	Comparable Sales
(in millions)	Change	Translation	Change
ACCO Brands North America	$(38.3)	$(0.7)	$(37.6)
ACCO Brands EMEA	(3.7)	7.0	(10.7)
ACCO Brands International	4.4	4.2	0.2
Total	$(37.6)	$10.5	$(48.1)

	% Change - Net Sales
		Non-GAAP

	GAAP Net Sales	Currency	Comparable Sales
	Change	Translation	Change
ACCO Brands North America	(14.9)%	(0.3)%	(14.6)%
ACCO Brands EMEA	(2.8)%	5.4%	(8.2)%
ACCO Brands International	4.5%	4.3%	0.2%
Total	(7.7)%	2.2%	(9.9)%

	Comparable Sales - Nine Months Ended September 30, 2023
		Non-GAAP
		Currency
(in millions)	GAAP Net Sales	Translation	Comparable Sales
ACCO Brands North America	$688.2	$(3.8)	$692.0
ACCO Brands EMEA	388.1	(1.6)	389.7
ACCO Brands International	267.9	4.5	263.4
Total	$1,344.2	$(0.9)	$1,345.1

	Amount of Change - Nine Months Ended September 30, 2023 compared to the Nine Months Ended September 30, 2022
	$ Change - Net Sales
		Non-GAAP

	GAAP Net Sales	Currency	Comparable Sales
(in millions)	Change	Translation	Change
ACCO Brands North America	$(84.1)	$(3.8)	$(80.3)
ACCO Brands EMEA	(36.2)	(1.6)	(34.6)
ACCO Brands International	16.3	4.5	11.8
Total	$(104.0)	$(0.9)	$(103.1)

	% Change - Net Sales
		Non-GAAP

	GAAP Net Sales	Currency	Comparable Sales
	Change	Translation	Change
ACCO Brands North America	(10.9)%	(0.5)%	(10.4)%
ACCO Brands EMEA	(8.5)%	(0.4)%	(8.1)%
ACCO Brands International	6.5%	1.8%	4.7%
Total	(7.2)%	(0.1)%	(7.1)%

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk" of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes to Foreign Exchange Risk Management or Interest Rate Risk Management in the quarter ended September 30, 2023 or through the date of this report.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision of the Chief Executive Officer and the Chief Financial Officer, and with the participation of our Disclosure Committee, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2023.

(b) Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are various claims, lawsuits and pending actions against us incidental to our operations, including the income tax assessments against our Brazilian subsidiary, ACCO Brands Brasil Ltda. (the "Brazil Tax Assessments"), which is more fully described in "Part I, Item 1. Note 10. Income Taxes, Brazil Tax Assessments" to the Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not applicable.

(b) Not applicable.

(c) Common Stock Purchases

The following table provides information about our purchases of equity securities during the quarter ended September 30, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
July 1, 2023 to July 31, 2023	—	$—	—	$105,645,579
August 1, 2023 to August 31, 2023	—	—	—	105,645,579
September 1, 2023 to September 30, 2023	—	—	—	105,645,579
Total	—	$—	—	$105,645,579

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2023, no director or officer of the Company who is required to file reports under Section 16 of the Exchange Act informed us that he or she adopted, materially modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

REGISTRANT:

ACCO BRANDS CORPORATION

By:	/s/ Thomas W. Tedford
Thomas W. Tedford
President and Chief Executive Officer (principal executive officer)

By:	/s/ Deborah A. O'Connor
Deborah A. O'Connor
Executive Vice President and Chief Financial Officer (principal financial officer)

By:	/s/ James M. Dudek, Jr.
James M. Dudek, Jr.
Senior Vice President, Corporate Controller and Chief Accounting Officer (principal accounting officer)

Date: November 3, 2023